Form 10-K/A
period 2010-12-31
ASSURED GUARANTY LTD
filed 2011-10-31
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1 to Form 10-K)

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

          As of October 24, 2011, 182,221,965 Common Shares, par value $0.01 per share, were outstanding (excludes 76,060 unvested restricted shares).

DOCUMENTS INCORPORATED BY REFERENCE

          Certain portions of Registrant's definitive proxy statement relating to its 2010 Annual General Meeting of Shareholders are incorporated by reference to Part III of this report.

Assured Guaranty Ltd.
Form 10-K/A
Explanatory Note

        This Amendment No. 1 on Form 10-K/A ("Form 10-K/A") amends our annual report on Form 10-K for the year ended December 31, 2010, which was originally filed on March 1, 2011 ("Original Form 10-K"). This amendment is being filed to include restated financial statements as described in Note 2 to the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data," financial data and related disclosures. The Company is restating its previously issued consolidated financial statements as of and for the years ended December 31, 2010 and 2009 and for each of the quarterly periods in 2010 to reflect the Company's determination that it did not properly account for the elimination of intercompany activity between the Company's insurance subsidiaries and its consolidated financial guaranty variable interest entities. Included in this restatement is the correction of other immaterial errors which affected the third and fourth quarters of 2009 as well as each quarter of 2010. The total effect of this restatement was a decrease to equity of $65.3 million as of December 31, 2010, and decreases to net income of $55.2 million in 2010 and $11.2 million in 2009.

        As a result of the errors discussed above, management has now determined that the Company had a material weakness in its internal control over financial reporting at December 31, 2010. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. For a discussion of management's consideration of the Company's disclosure controls and procedures and the material weakness identified, see Part II, Item 9A, Controls and Procedures of this Form 10-K/A.

        In accordance with the rules of the Securities and Exchange Commission (the "SEC"), this Form 10-K/A sets forth the complete text of the following items of the Original Form 10-K as modified where necessary to reflect the restatement:

  •
  Part I—Item 6. Selected Financial Data;

  •
  Part I—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations;

  •
  Part I—Item 7A. Quantitative and Qualitative Disclosures About Market Risk;

  •
  Part I—Item 8. Financial Statements;

  •
  Part I—Item 9A. Controls and Procedures; and

  •
  Part IV—Item 15. Exhibits.

        In accordance with rules of the SEC, this Form 10-K/A also includes as exhibits certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

        We expect to file shortly after the date this Form 10-K/A is filed amendments to our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31 and June 30, 2011 to reflect the restatement.

        Except for the items noted above, no other information included in the Original Form 10-K is being amended by this Form 10-K/A. This Form 10-K/A continues to speak as of the date of the Original Form 10-K and we have not updated the filing to reflect events occurring subsequently to the Original Form 10-K date other than those associated with the restatement of the Company's financial statements and certain material events. Accordingly, this Form 10-K/A should be read in conjunction with the Company's filings with the SEC subsequent to the filing of the Original 10-K, including any amendments to those filings.

FORWARD-LOOKING STATEMENTS

        This Form 10-K/A contains information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give the expectations or forecasts of future events of Assured Guaranty Ltd. ("AGL" and, together with its subsidiaries, "Assured Guaranty" or the "Company"). These statements can be identified by the fact that they do not relate strictly to historical or current facts and relate to future operating or financial performance.

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

  •
  more severe or frequent losses implicating the adequacy of the Company's expected loss;

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

  •
  management's response to these factors; and

  •
  other risk factors identified in the Company's filings with the SEC.

        The foregoing review of important factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this Form 10-K/A. The Company undertakes no obligation to update publicly or review any forward looking statement, whether as a result of new information, future developments or otherwise, except as required by law. Investors are advised, however, to consult any further disclosures the Company makes on related subjects in the Company's periodic reports filed with the SEC.

        If one or more of these or other risks or uncertainties materialize, or if the Company's underlying assumptions prove to be incorrect, actual results may vary materially from what the Company projected. Any forward looking statements in this Form 10-K/A reflect the Company's current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to its operations, results of operations, growth strategy and liquidity.

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

PART II

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data should be read together with the other information contained in this Form 10-K/A, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Form 10-K/A.

	Year Ended December 31,
	2010	2009(1)	2008	2007	2006
	(dollars in millions, except per share amounts)
	(restated)	(restated)
Statement of operations data(2):
Revenues:
Net earned premiums(3)	$1,186.7	$930.4	$261.4	$159.3	$144.8
Net investment income	354.7	259.2	162.6	128.1	111.5
Net realized investment gains (losses)	(2.0)	(32.7)	(69.8)	(1.3)	(2.0)
Realized gains and other settlements on credit derivatives	153.5	163.6	117.6	74.0	73.9
Net unrealized gains (losses) on credit derivatives	(155.1)	(337.8)	38.0	(670.4)	11.8
Fair value gain (loss) on committed capital securities	9.2	(122.9)	42.7	8.3	—
Net change in financial guaranty variable interest entities	(273.6)	(1.2)	—	—	—
Other income	40.1	58.5	0.7	0.5	0.4

Total revenues	1,313.5	917.1	553.2	(301.5)	340.4
Expenses:
Loss and loss adjustment expenses(3)	412.2	393.8	265.8	5.8	11.3
Amortization of deferred acquisition costs(3)	34.1	53.9	61.2	43.2	45.2
Assured Guaranty Municipal Holdings Inc. acquisition-related expenses	6.8	92.3	—	—	—
Interest expense	99.6	62.8	23.3	23.5	13.8
Goodwill and settlement of pre-existing relationship	—	23.3	—	—	—
Other operating expenses	211.5	174.1	90.6	89.0	80.1

Total expenses	764.2	800.2	440.9	161.5	150.4

Income (loss) before (benefit) provision for income taxes	549.3	116.9	112.3	(463.0)	190.0
Provision (benefit) for income taxes	55.6	32.1	43.4	(159.7)	30.3

Net income (loss)	493.7	84.8	68.9	(303.3)	159.7
Less: Noncontrolling interest of variable interest entities	—	(1.2)	—	—	—

Net income (loss) attributable to Assured Guaranty Ltd.	$493.7	$86.0	$68.9	$(303.3)	$159.7

Earnings (loss) per share(4):
Basic	$2.68	$0.68	$0.78	$(4.38)	$2.15
Diluted	$2.61	$0.66	$0.77	$(4.38)	$2.13
Dividends per share	$0.18	$0.18	$0.18	$0.16	$0.14

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in millions, except per share amounts)
	(restated)	(restated)
Balance sheet data (end of period)(2):
Assets:
Investments and cash	$10,849.3	$11,012.5	$3,643.6	$3,147.9	$2,469.9
Premiums receivable, net of ceding commission(3)	1,167.6	1,418.2	15.7	27.8	22.8
Ceded unearned premium reserve(3)	821.8	1,078.1	18.9	13.5	4.5
Credit derivative assets	592.9	492.5	147.0	5.5	70.6
Total assets	$19,841.9	16,779.4	4,555.7	3,762.9	2,931.6
Liabilities and shareholders' equity:
Unearned premium reserves(3)	6,972.9	8,381.0	1,233.7	887.2	631.0
Loss and loss adjustment expense reserve(3)	574.4	299.7	196.8	125.6	115.9
Credit derivative liabilities	2,462.8	2,034.6	733.8	623.1	21.6
Long-term debt	1,052.9	1,066.5	347.2	347.1	347.1
Total liabilities	$16,108.4	13,270.5	2,629.5	2,096.3	1,280.8
Accumulated other comprehensive income	111.8	141.8	2.9	56.6	41.9
Shareholders' equity attributable to Assured Guaranty Ltd.	3,733.5	3,509.3	1,926.2	1,666.6	1,650.8
Shareholders' equity	3,733.5	3,508.9	1,926.2	1,666.6	1,650.8
Book value per share	20.32	19.06	21.18	20.85	24.44
Consolidated statutory financial information(5):
Contingency reserve	$2,288.0	$1,878.8	$712.2	$582.5	$630.9
Policyholders' surplus(6)	2,626.8	2,962.1	1,598.1	1,497.0	1,027.0
Claims paying resources(2)(7)	12,630.0	13,051.0	4,962.0	4,440.0	3,415.0
Additional financial guaranty information (end of period):
Net in-force business (principal and interest)	$927,143	$958,265	$348,816	$302,413	$180,174
Net in-force business (principal only)	617,131	640,422	222,722	200,279	132,296

(1)
Results of operations of Assured Guaranty Municipal Holdings Inc. ("AGMH") are included for periods beginning July 1, 2009, which we refer to as the Acquisition Date.

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

(6)
Consolidated policyholders' surplus represents the addition of the Company's United States ("U.S.") based statutory surplus and the estimate of U.S. statutory surplus for its Bermuda based statutory entity, Assured Guaranty Re Ltd. ("AG Re").

(7)
Claims paying resources is calculated as the sum of statutory policyholders' surplus, statutory contingency reserve, statutory unearned premium reserves, statutory loss and loss adjustment expense ("LAE") reserves, present value of installment premium on financial guaranty and credit derivatives, discounted at 6%, and standby line of credit/stop loss. Total claims paying resources is used by Moody's Investors Service, Inc. ("Moody's") to evaluate the adequacy of capital resources and credit ratings.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and accompanying notes which appear elsewhere in this Form 10-K/A. It contains forward looking statements that involve risks and uncertainties. Please see "Forward Looking Statements" for more information. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K/A, particularly under the heading "Forward Looking Statements" and the Original Form 10-K under the heading "Risk Factors."

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

        Financial guaranty contracts written in insurance form provide an unconditional and irrevocable guaranty that protects the holder of a financial obligation against non-payment of principal and interest when due. Financial guaranty contracts written in credit derivatives form are generally structured such that the circumstances giving rise to the Company's obligation to make loss payments are similar to those for financial guaranty contracts accounted for as insurance and only occurs upon one or more defined credit events with respect to one or more third party referenced securities or loans. Financial guaranties accounted for as credit derivatives are primarily comprised of credit default swap ("CDS").

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

2010 Executive Summary

        This executive summary of management's discussion and analysis highlights selected information and may not contain all of the information that is important to readers of the Annual Report. For a complete description of events, trends and uncertainties, as well as the capital, liquidity, credit, operational and market risks and the critical accounting policies and estimates affecting the Company, the Original Form 10-K and this Form 10-K/A should be read together in their entirety. Financial information in Management's Discussion and Analysis has been restated as described in Note 2 of "Item 8. Financial Statements and Supplementary Data." The restatement related primarily to the correction of errors in the elimination of intercompany transactions between the Company's insurance subsidiaries and the consolidated financial guaranty variable interest entities ("VIEs"). The restatement resulted in a decrease to net income of $55.2 million in 2010 and a decrease to net income of $11.2 million in 2009 from amounts previously reported in the Original Form 10-K.

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

        In 2010, loss and LAE on financial guaranty contracts accounted for as insurance and losses incurred on credit derivatives (i.e., claim payments plus changes in future expected losses on credit derivatives) were higher than 2009 due primarily to higher U.S. RMBS losses. The changes in assumptions in 2010 (a) reflect a slower recovery in the housing market than had been assumed at the beginning of the year, and (b) include an increase in the assumed initial loss severities for subprime transactions from 70% to 80%. Mitigating the effects of this loss development were increases in the benefit taken for recoveries from breaches of representations and warranties ("R&W"), as the Company's loss mitigation efforts have been increasingly successful in obtaining commitments to repurchase and accessing new loan files.

        Credit spreads of underlying CDS obligations and the Company's own credit spreads can have a significant effect on reported net income. In 2010, Alt-A option ARMs and Alt-A first lien transactions generated fair value losses due to wider implied net spreads. This was offset in part by fair value gains in the pooled corporate and other sectors which had tighter implied spreads.

        The adoption of a new consolidation model for VIEs on January 1, 2010 affects comparability between 2010 and 2009. On that date, 21 VIEs were consolidated and four were deconsolidated, and throughout 2010, additional VIEs were consolidated and others were deconsolidated. As of December 31, 2010, the Company had consolidated 29 VIEs. In 2010, the Company consolidated VIEs when it had both 1) the power to direct the activities of a VIE that most significantly impact the entity's economic performance; and 2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The Company continuously evaluates its power to direct the activities that most significantly impact the economic performance of VIEs that have debt obligations insured by the Company. The Company obtains protective rights under its insurance contracts that give the Company additional controls over a VIE if there is either deterioration of deal performance or in the financial health of the deal servicer. Under accounting principles generally accepted in the United States of America ("GAAP"), the Company is deemed to be the control party typically when its protective rights give it the power to both terminate and replace the deal servicer.

        The Company elected the fair value option for all newly consolidated financial guaranty VIEs in 2010, which required that changes in fair value be recorded in the consolidated statements of operations. Consistent with consolidation accounting rules, in 2010, net earned premium of $47.6 million and loss and LAE of $65.9 million associated with consolidated VIEs were eliminated from the reported results of operations. The discussion of each affected revenue and expense line item below describes the financial effect in 2010 of this new accounting model.

Financial Performance

	Year Ended December 31,
	2010	2009	Change
	(dollars in millions, except per share amounts)
	(restated)	(restated)	(restated)
Net earned premiums	$1,186.7	$930.4	$256.3
Net investment income	354.7	259.2	95.5
Realized gains and other settlements on credit derivatives	153.5	163.6	(10.1)
Net unrealized gains (losses) on credit derivatives	(155.1)	(337.8)	182.7
Net change in financial guaranty VIEs	(273.6)	(1.2)	(272.4)
Loss and LAE	(412.2)	(393.8)	(18.4)
AGMH Acquisition-related expenses	(6.8)	(92.3)	85.5
Goodwill and settlement of pre-existing relationship	—	(23.3)	23.3
Other operating expenses	(211.5)	(174.1)	(37.4)
Net income (loss) attributable to Assured Guaranty Ltd.	493.7	86.0	407.7
Diluted earnings per share	2.61	0.66	1.95

        The table above presents selected financial data in accordance with GAAP. In addition to these measures, the Company evaluates several non-GAAP financial measures which are described in "—Non-GAAP Financial Measures." One such measure is PVP as described below.

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

        PVP in 2010 decreased due to lower new business production in the new issue tax-exempt U.S. municipal market. During 2010, the Company insured, on a sales date basis, 1,697 U.S. new issue public finance transactions. The Company insured 8.4% of tax-exempt new issue par and 14.0% of tax-exempt new issue transactions originated in the U.S. public finance market during 2010. The decline in the Company's 2010 PVP reflects the decrease in insurable transactions as a result of the Build America Bonds ("BABs") program, rating recalibration and uncertainty about the Company's financial strength rating.

        All par written since second quarter of 2009 has been in the direct segment and was primarily U.S. public finance business. In January 2009, Assured Guaranty Corp. ("AGC") finalized a reinsurance agreement with CIFG Assurance North America Inc. to assume a diversified portfolio of financial guaranty contracts totaling approximately $13.3 billion of net par outstanding which was included in the reinsurance segment. AGC received $75.6 million, net of ceding commissions, as of the closing of this transaction and it was entitled to approximately $12.2 million of future installments related to this transaction. There have been no PVP originations in the reinsurance segment since the first quarter of 2009.

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

        Within the financial guaranty industry, financial losses were concentrated in the U.S. RMBS sector and, in particular, on collateralized debt obligations ("CDOs") backed by asset-backed securities ("ABS") containing significant residential mortgage collateral ("CDOs of ABS"). The Company has very limited exposure to CDOs of ABS, with only $32.3 million in net par outstanding as of December 31, 2010. As a result of credit losses on these types of securities, all of the Company's pre-2007 financial guaranty competitors, except Assured Guaranty Municipal Corp. ("AGM"), have had their financial strength ratings downgraded by rating agencies to below investment grade levels, rendering them unable to underwrite new business. The Company's insurance subsidiaries have also been downgraded, principally due to their exposure to U.S. RMBS, but because management substantially avoided insuring CDOs of ABS, AGM and AGC have retained double-A level ratings, which have been acceptable for new business origination.

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

        With respect to the Company, during 2010, the Company faced challenges in maintaining its market penetration. The portion of the market that benefited from the Company's insurance product was reduced as a result of a combination of the rating agency recalibration and upgrading of the ratings of municipal bonds; the downgrade of AGC's financial strength rating by Moody's in November 2009; and the issuances under the BABs program that constituted a large volume of the transactions in the U.S. public finance market during the year. In addition, both the uncertainty over the financial strength ratings of the Company's insurance subsidiaries and a negative perception of financial guaranty insurers arising from the financial distress suffered by other companies in the industry during the financial crisis have resulted in lower demand for the Company's insurance product.

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

Rating Agency Actions

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

        On September 27, 2011, Standard and Poor's Rating Services ("S&P") published a Research Update in which it placed its ratings on Assured Guaranty on CreditWatch Negative. This action included changing the financial strength ratings of AGC and AGM from AA+ (Negative Outlook) to AA+ (CreditWatch Negative), and the AA (Negative Outlook) rating of AG Re to AA (CreditWatch Negative), signifying that S&P may downgrade such financial strength ratings in the near future. In the Research Update, S&P stated that the CreditWatch placement is due to significant concentration risk in Assured Guaranty's consolidated insured portfolio; the portfolio contains exposures that are not consistent with S&P's new bond insurance rating criteria and breach the "largest obligor test" in such new criteria. S&P published updated criteria in Bond Insurance Rating Methodology and Assumptions on August 25, 2011, subsequent to S&P's publication of Request for Comment: Bond Insurance Criteria on January 24, 2011. However, according to S&P, based on statements from Assured Guaranty's management that Assured Guaranty intends to take action to mitigate these concentration risks, it is likely such actions, if taken, would support financial strength ratings in the "AA" category. S&P noted that it expects to resolve this CreditWatch placement no later than November 30, 2011. If the Company were unable to mitigate the concentration risks by creating capital or utilizing additional forms of reinsurance on acceptable terms, S&P may downgrade the ratings of Assured Guaranty, including the financial strength ratings of AGC, AGM and AG Re. See Notes 6, 8 and 13 for the potential impact of a financial strength rating downgrade on the Company and on the insured portfolio.

AGMH Acquisition

        On July 1, 2009 ("Acquisition Date"), the Company, through its wholly-owned subsidiary, Assured Guaranty US Holdings Inc. ("AGUS"), purchased AGMH (formerly Financial Security Assurance Holdings Ltd, the "AGMH Acquisition") and, indirectly, its subsidiaries (excluding those involved in AGMH's former Financial Products Business, which was comprised of its guaranteed investment contracts ("GIC") business, its medium term notes business and the equity payment agreements associated with AGMH's leveraged lease business, collectively, the "Financial Products Business") from Dexia Holdings Inc. ("Dexia Holdings"), an indirect subsidiary of Dexia SA and certain of its affiliates (together, "Dexia").The principal operating subsidiary acquired was AGM (formerly Financial Securities Assurance Inc.). The acquired companies are collectively referred to as the "Acquired Companies." The AGMH subsidiaries that conducted AGMH's former financial products business (the "Financial Products Companies") were sold to Dexia Holdings prior to the AGMH Acquisition.

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

        On June 30, 2009, the States of Belgium and France (the "States") issued a guaranty to FSA Asset Management LLC ("FSAM") pursuant to which the States guarantee, severally but not jointly, Dexia's payment obligations under a certain guaranteed put contract, subject to certain limitations set forth therein. The FSAM assets referenced in the guaranteed put contract were all sold by October 2011 as part of an asset divestment program that Dexia announced in May 2011. As a result, the guaranty of the States has effectively terminated.

        The Financial Products Companies' obligations are currently, and at all times in the future required to be, supported by eligible assets in an amount sufficient to allow the Financial Products Companies to meet their obligations. On September 29, 2011, the transaction documents required an analysis of the value of FSAM assets versus the guaranteed investment contracts ("GICs") obligations and other associated liabilities of the Financial Products Companies. On that day, the required amount of assets exceeded the liabilities, and therefore Dexia was not required to post additional collateral to support its protection arrangements. Assured Guaranty believes the assets owned by the Financial Products Companies are sufficient for them to meet their GIC obligations and other associated liabilities. However, Dexia is required to post additional collateral if there is any shortfall in assets as compared with liabilities in the future.

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

        For a discussion of significant accounting policies applied to the AGMH Acquisition, the effects of the AGMH Acquisition, and unaudited pro forma results of operations, see Note 4 in "Item 8. Financial Statements and Supplementary Data."

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

Summary Consolidated Results

	Year Ended December 31,
	2010	2009	2008
	(in millions)
	(restated)	(restated)
Revenues:
Net earned premiums	$1,186.7	$930.4	$261.4
Net investment income	354.7	259.2	162.6
Net realized investment gains (losses)	(2.0)	(32.7)	(69.8)
Change in fair value of credit derivatives:
Realized gains and other settlements	153.5	163.6	117.6
Net unrealized gains	(155.1)	(337.8)	38.0

Net change in fair value of credit derivatives	(1.6)	(174.2)	155.6
Fair value gain (loss) on committed capital securities	9.2	(122.9)	42.7
Net change in financial guaranty VIEs	(273.6)	(1.2)	—
Other income	40.1	58.5	0.7

Total revenues	1,313.5	917.1	553.2

Expenses:
Loss and LAE	412.2	393.8	265.8
Amortization of deferred acquisition costs	34.1	53.9	61.2
AGMH acquisition-related expenses	6.8	92.3	—
Interest expense	99.6	62.8	23.3
Goodwill and settlement of pre-existing relationship	—	23.3	—
Other operating expenses	211.5	174.1	90.6

Total expenses	764.2	800.2	440.9

Income (loss) before provision for income taxes	549.3	116.9	112.3
Provision (benefit) for income taxes	55.6	32.1	43.4

Net income (loss)	493.7	84.8	68.9
Less: Noncontrolling interest of VIEs	—	(1.2)	—

Net income (loss) attributable to Assured Guaranty Ltd.	$493.7	$86.0	$68.9

  Net Earned Premiums

Net Earned Premiums

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Financial guaranty:
Public finance
Scheduled net earned premiums	$385.4	$249.3	$95.8
Acceleration of premium earnings(1)	91.0	171.5	61.9

Total public finance	476.4	420.8	157.7
Structured finance
Scheduled net earned premiums(2)	708.9	504.3	98.0
Acceleration of premium earnings(1)	(1.0)	2.3	—

Total structured finance	707.9	506.6	98.0
Other	2.4	3.0	5.7

Total net earned premiums	$1,186.7	$930.4	$261.4

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

        2009 compared with 2008:    Net earned premium increased significantly in 2009 compared to 2008 due primarily to the inclusion of $0.6 billion from AGMH for the last six months of 2009 and significant refundings and accelerations in 2009 on the legacy AGC and AG Re book of business. Excluding AGMH's contribution to net earned premiums, net earned premium increased 22.3% due primarily to higher refundings and accelerations of legacy AGC and AG Re business of $129.7 million in 2009 compared to $61.9 million in 2008, offset in part by the effects of conforming accounting estimates used to determine inputs to the calculation of the net earned premiums to those used by the Acquired Companies in 2009. Net earned premiums in 2008 were accounted for under a different accounting model as described in Note 6 in Item 8. "Financial Statements and Supplementary Data".

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

Net Investment Income

	Year Ended December 31,
	2010	2009	2008
	(in millions)
	(restated)
Income from fixed maturity securities	$359.7	$262.4	$154.5
Income from short-term investments	3.5	3.2	11.5

Gross investment income	363.2	265.6	166.0
Investment expenses	(8.5)	(6.4)	(3.4)

Net investment income	$354.7	$259.2	$162.6

Average fixed and short term maturity balance(1)	$10,348.2	$6,875.0	$3,555.6

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

  Net Realized Investment Gains (Losses)

        The Company adopted a GAAP standard on April 1, 2009, which prescribed bifurcation of credit and non-credit related OTTI net in realized investment gains (losses) and other comprehensive income ("OCI"), respectively. Prior to April 1, 2009, the entire unrealized loss on OTTI securities was recognized in the consolidated statements of operations. Subsequent to that date, only the credit component of the unrealized loss on OTTI securities was recognized in the consolidated statements of operations. The cumulative effect of this change in accounting of $62.2 million was recorded as a reclassification from retained earnings to accumulated OCI ("AOCI"). See Note 10 to the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" for the Company's accounting policy on OTTI methodology.

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

Net Change in Fair Value of Credit Derivatives

	Year Ended December 31
	2010	2009	2008
	(in millions)
	(restated)
Credit derivative revenues	$210.3	$170.2	$117.2
Losses incurred on credit derivatives	(209.4)	(238.7)	(43.3)
Net unrealized gains (losses), excluding losses incurred	(2.5)	(105.7)	81.7

Net change in fair value	$(1.6)	$(174.2)	$155.6

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
	(in millions)
	(restated)
Financial Guaranty Direct:
Pooled corporate obligations:
CLOs/CBOs	$2.1	$152.3	$263.3
Synthetic investment grade pooled corporate	(1.9)	(24.0)	3.8
Synthetic high yield pooled corporate	11.4	95.1	—
TruPS CDOs	59.1	(44.1)	7.5
Market value CDOs of corporate obligations	(0.1)	(0.6)	48.7
Commercial real estate	—	—	7.5
CDO of CDOs (corporate)	—	6.3	(3.4)

Total pooled corporate obligations	70.6	185.0	327.4
U.S. RMBS:
Alt-A option ARMs and Alt-A first lien	(280.4)	(429.3)	(194.9)
Subprime first lien (including net interest margin)	(10.1)	4.9	185.4
Prime first lien	(8.3)	(85.2)	5.2
Closed end second lien and home equity lines of credit ("HELOCs")	(2.0)	11.6	0.3

Total U.S. RMBS	(300.8)	(498.0)	(4.0)
Commercial mortgage-backed securities ("CMBS")	10.1	(41.1)	79.0
Other(1)	65.6	6.7	(336.7)

Total Financial Guaranty Direct	(154.5)	(347.4)	65.7
Financial Guaranty Reinsurance	(0.6)	9.6	(27.7)

Total	$(155.1)	$(337.8)	$38.0

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

Effect of the Company's Credit Spread on Credit Derivatives Fair Value

	As of December 31,
	2010	2009	2008
	(dollars in millions)
	(restated)
Quoted price of CDS contract (in basis points):
AGC	804	634	1,775
AGM	650	541 (1)	N/A
Fair value of credit derivatives:
Before considering implication of the Company's credit spreads	$(5,539.3)	$(5,830.8)	$(4,734.4)
After considering implication of the Company's credit spreads	$(1,869.9)	$(1,542.1)	$(586.8)

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

        The Company does not typically exit its credit derivative contracts and there are typically no quoted prices for its instruments or similar instruments. Observable inputs other than quoted market prices exist; however, these inputs reflect contracts that do not contain terms and conditions similar to those in the credit derivatives issued by the Company. Therefore, the valuation of the Company's credit derivative contracts requires the use of models that contain significant, unobservable inputs. Thus, management believes that the Company's credit derivative contract valuations are in Level 3 in the fair value hierarchy. See Note 7 in "Item 8. Financial Statements and Supplementary Data".

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

  Fair Value Gain (Loss) on Committed Capital Securities

        CCS consist of committed preferred trust securities which allow AGC and AGM to issue preferred stock to trusts created for the purpose of issuing such securities that invest in high quality investments and selling put options to AGC and AGM in exchange for cash. The fair value of CCS represents the difference between the present value of remaining expected put option premium payments under AGC's CCS (the "AGC CCS Securities") and AGM Committed Preferred Trust Securities (the "AGM CPS Securities") agreements and the value of such estimated payments based upon the quoted price for such premium payments as of the reporting dates (see Note 7 in "Item 8. Financial Statements and Supplementary Data"). Changes in fair value of this financial instrument are included in the consolidated statement of operations. The significant market inputs used are observable; therefore, the Company classified this fair value measurement as Level 2.

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

        Acquisition costs associated with insurance and reinsurance contracts that vary with and are directly related to the production of new business are deferred and then amortized in relation to earned premiums. These costs include direct and indirect expenses such as ceding commissions, brokerage expenses and the cost of underwriting and marketing personnel. Regarding direct insurance, management uses its judgment in determining which origination related costs should be deferred, as well as the percentage of these costs to be deferred. The Company annually conducts a study to determine which costs and how much acquisition costs should be deferred. Ceding commissions received on premiums the Company cedes to other reinsurers reduce acquisition costs.

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

        In addition, the Company recognized a $232.6 million bargain purchase gain on the AGMH Acquisition and also recorded a charge of $170.5 million to settle pre-existing relationships. The bargain purchase gain represents the excess of the fair value of net assets acquired over the purchase price. As disclosed in Note 4 in "Item 8. Financial Statements and Supplementary Data", the Company and AGMH had a pre-existing reinsurance relationship in which the Company assumed financial guaranty risks ceded to it by AGMH. This pre-existing relationship was effectively settled at fair value. The Company determined fair value as the difference between contractual premiums and the Company's estimate of current market premiums.

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

  Loss and LAE (Contracts Accounted for as Insurance)

        Loss and LAE recognition for financial guaranty contracts accounted for as insurance is dependent on the amount of deferred premium revenue on a contract by contract basis. Loss and LAE is only expensed when losses exceed deferred premium revenue. See Note 6 of Item 8. "Financial Statements and Supplementary Data" for a full discussion of the Company's loss recognition policy. AGMH's contribution to loss and LAE was $198.9 million in 2010 compared to $62.6 million in 2009 and includes loss expense recognized due to the amortization of deferred premium revenue as well as loss development and the effects of changes in discount rates. AGMH losses in 2010 were driven by losses in first lien U.S. RMBS transactions and include loss development due to continued trends in early stage delinquencies and increased severity rates as well as loss recognition due to normal amortization of deferred premium revenue. Mitigating 2010 losses in the first lien portfolio were increased estimated benefits from recoveries of R&W putbacks as the Company has gained access to more loan files and attained increasing success in obtaining commitments from transaction parties. Losses for the six months ended December 31, 2009 were primarily driven by losses in U.S. RMBS first lien transactions.

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

	Year Ended December 31,
	2010	2009	2008
	(in millions)
	(restated)	(restated)
Financial Guaranty:
U.S. RMBS:
First lien:
Prime first lien	$0.9	$—	$0.1
Alt-A first lien	37.4	21.1	5.1
Alt-A option ARM	272.4	43.0	4.5
Subprime	85.9	13.1	9.3

Total first lien	396.6	77.2	19.0
Second lien:
Closed end second lien	5.2	47.8	56.8
HELOC	(20.4)	154.1	156.0

Total second lien	(15.2)	201.9	212.8

Total U.S. RMBS	381.4	279.1	231.8
Other structured finance	63.6	31.4	14.2
Public finance	32.9	71.2	19.2

Total financial guaranty	477.9	381.7	265.2
Other	0.2	12.1	0.6

Subtotal	478.1	393.8	265.8
Effect of consolidating financial guaranty VIEs	(65.9)	—	—

Total loss and LAE	$412.2	$393.8	$265.8

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

Financial Guaranty Insurance
Present Value of Net Expected Loss and LAE to be Paid
Roll Forward by Sector(1)

	Expected Loss to be Paid as of December 31, 2009	Development and Accretion of Discount	Less: Paid Losses	Expected Loss to be Paid as of December 31, 2010
	(in millions)
	(restated)	(restated)		(restated)
U.S. RMBS:
First lien:
Prime first lien	$—	$1.4	$—	$1.4
Alt-A first lien	204.4	40.0	60.0	184.4
Alt-A option ARM	545.2	160.1	181.6	523.7
Subprime	77.5	126.3	3.4	200.4

Total first lien	827.1	327.8	245.0	909.9
Second lien:
CES	199.3	(73.3)	69.4	56.6
HELOCs	(206.6)	(86.3)	512.8	(805.7)

Total second lien	(7.3)	(159.6)	582.2	(749.1)

Total U.S. RMBS	819.8	168.2	827.2	160.8
Other structured finance	115.7	52.0	8.6	159.1
Public finance	130.9	9.6	51.6	88.9

Total	$1,066.4	$229.8	$887.4	$408.8

	Loss and LAE Reserve as of December 31, 2008	Change in Accounting (2)	Expected Loss to be Paid as of January 1, 2009	Expected Loss of AGMH at July 1, 2009	Development and Accretion of Discount	Less: Paid Losses	Expected Loss to be Paid as of December 31, 2009
	(in millions)
				(restated)	(restated)		(restated)
U.S. RMBS:
First lien:
Prime first lien	$2.4	$(2.4)	$—	$—	$—	$—	$—
Alt-A first lien	5.4	4.4	9.8	223.1	(27.5)	1.0	204.4
Alt-A option ARM	4.5	8.7	13.2	477.6	55.1	0.7	545.2
Subprime	15.1	(5.4)	9.7	72.4	(2.0)	2.6	77.5

Total first lien	27.4	5.3	32.7	773.1	25.6	4.3	827.1
Second lien:
Closed end second lien	39.5	(0.7)	38.8	227.4	34.2	101.1	199.3
HELOC	(43.1)	(13.0)	(56.1)	347.3	30.3	528.1	(206.6)

Total second lien	(3.6)	(13.7)	(17.3)	574.7	64.5	629.2	(7.3)

Total U.S. RMBS	23.8	(8.4)	15.4	1,347.8	90.1	633.5	819.8
Other structured finance	51.7	7.1	58.8	9.9	47.8	0.8	115.7
Public finance	38.3	(4.0)	34.3	81.2	38.6	23.2	130.9

Total	$113.8	$(5.3)	$108.5	$1,438.9	$176.5	$657.5	$1,066.4

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

Reconciliation of Expected Loss to be Paid and Net Expected Loss to be Expensed

As of December 31, 2010 (restated)
(in millions)
Net expected to be paid	$408.8
Less: net expected to be paid for financial guaranty VIEs	49.2

Total	359.6
Contra-paid, net	121.3
Salvage and subrogation recoverable, net(1)	903.0
Loss and LAE reserve, net(2)	(550.0)

Net expected to be expensed(3)	$833.9

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

Expected Timing of Financial Guaranty Insurance Loss Recognition
As of December 31, 2010

Net Expected Loss to be Expensed(1) (restated)
(in millions)
2011 (January 1 – March 31)	$51.6
2011 (April 1 – June 30)	42.3
2011 (July 1 – September 30)	34.0
2011 (October 1 – December 31)	28.7
2012	84.9
2013	78.9
2014	68.8
2015	54.9
2016-2020	185.2
2021-2025	95.4
2026-2030	55.0
After 2030	54.2

Total present value basis(2)(3)	833.9
Discount	785.5

Total future value	$1,619.4

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

        The Company projects the overall future cash flow from a collateral pool by adjusting the payment stream from the principal and interest contractually due on the underlying mortgages for (a) the collateral losses it projects as described above, (b) assumed voluntary prepayments and (c) recoveries for breaches of R&W as described above. The Company then applies an individual model of the structure of the transaction to the projected future cash flow from that transaction's collateral pool to project the Company's future claims and claim reimbursements for that individual transaction. Finally, the projected claims and reimbursements are discounted to a present value using a risk free rate and compared to the unearned premium reserve for that transaction. As noted above, the Company runs several sets of assumptions regarding potential mortgage collateral performance, or scenarios, and probability weights them. See Note 6 in "Item 8. Financial Statements and Supplementary Data" for loss and loss adjustment expense reserve accounting.

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

        The following table shows the Company's key assumptions used in its calculation of estimated expected losses for the Company's direct vintage 2004 – 2008 second lien U.S. RMBS as of December 31, 2010, December 31, 2009 and December 31, 2008:

Assumptions in Base Case Expected Loss Estimates
Second Lien RMBS(1)

HELOC Key Variables	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008
Plateau conditional default rate	4.2 – 22.1%	10.7 – 40.0%	19.0 – 21.0%
Final conditional default rate trended down to	0.4 – 3.2%	0.5 – 3.2%	1.0%
Expected period until final conditional default rate	24 months	21 months	15 months
Initial conditional prepayment rate	3.3 – 17.5%	1.9 – 14.9%	7.0 – 8.0%
Final conditional prepayment rate	10%	10%	7.0 – 8.0%
Loss severity	98%	95%	100%
Initial draw rate	0.0 – 6.8%	0.1 – 2.0%	1.0 – 2.0%

Closed end second lien Key Variables	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008
Plateau conditional default rate	7.3 – 27.1%	21.5 – 44.2%	34.0 – 36.0%
Final conditional default rate trended down to	2.9 – 8.1%	3.3 – 8.1%	3.4 – 3.6%
Expected period until final conditional default rate achieved	24 months	21 months	24 months
Initial conditional prepayment rate	1.3 – 9.7%	0.8 – 3.6%	7.0%
Final conditional prepayment rate	10%	10%	7%
Loss severity	98%	95%	100%

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

Year Ended December 31, 2010
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

Recoveries for Breaches of Representations and Warranties

        On April 14, 2011, Assured Guaranty reached a comprehensive agreement with Bank of America Corporation and its subsidiaries, including Countrywide Financial Corporation and its subsidiaries (collectively, "Bank of America"), regarding their liabilities with respect to 29 RMBS transactions insured by Assured Guaranty, including claims relating to reimbursement for breaches of R&W and historical loan servicing issues ("Bank of America Agreement"). Of the 29 RMBS transactions, eight are second lien transactions and 21 are first lien transactions. The Bank of America Agreement covers Bank of America-sponsored securitizations that AGM or AGC has insured, as well as certain other securitizations containing concentrations of Countrywide-originated loans that AGM or AGC has insured. The transactions covered by the Bank of America Agreement had a gross par outstanding of $5.2 billion ($4.8 billion net par outstanding) as of March 31, 2011, or 29% of Assured Guaranty's total below investment grade ("BIG") RMBS net par outstanding.

        Bank of America paid $928.1 million in the second quarter of 2011 in respect of covered second lien transactions and is obligated to pay another $171.9 million by March 2012. In consideration of the $1.1 billion, the Company has agreed to release its claims for the repurchase of mortgage loans underlying the eight second lien transactions (i.e., the Company will retain the risk of future insured losses without further offset for R&W claims against Bank of America).

        In addition, Bank of America will reimburse Assured Guaranty for 80% of claims Assured Guaranty pays on the 21 first lien transactions, until aggregate collateral losses on such RMBS transactions reach $6.6 billion. The Company accounts for the 80% loss sharing agreement with Bank of America as subrogation. As the Company calculates expected losses for these 21 first lien transactions, such expected losses will be offset by an R&W benefit from Bank of America for 80% of these amounts. As of June 30, 2011, Bank of America had placed $1.0 billion of eligible assets in trust in order to collateralize the reimbursement obligation relating to the first lien transactions. The amount of assets required to be posted may increase or decrease from time to time, as determined by rating agency requirements.

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

        The Company has projected expected loss to be paid of $14.0 million on one transaction from 2000 backed by manufactured housing loans with a net par of $67.1 million. The Company insures a total of $358.8 million net par of securities backed by manufactured housing loans, a total of $240.5 million rated BIG.

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

  Recovery Litigation

        As of March 1, 2011, the Company had filed lawsuits with regard to four second lien U.S. RMBS transactions insured by the Company, alleging breaches of R&W both in respect of the underlying loans in the transactions and the accuracy of the information provided to the Company, and failure to cure or repurchase defective loans identified by the Company to such persons. These transactions consist of the ACE Securities Corp. Home Equity Loan Trust, Series 2006-GP1, the ACE Securities Corp. Home Equity Loan Trust, Series 2007-SL2 and the ACE Securities Corp. Home Equity Loan Trust, Series 2007-SL3 transactions (in each of which the Company has sued DB Structured Products, Inc. and its affiliate ACE Securities Corp.) and the SACO I Trust 2005-GP1 transaction (in which the Company has sued JPMorgan Chase & Co.'s affiliate EMC Mortgage Corporation).

        In October 2011, the Company brought an action against DLJ Mortgage Capital, Inc. ("DLJ") and Credit Suisse Securities (USA) LLC ("Credit Suisse") with regard to six first lien U.S. RMBS transactions insured by them: CSAB Mortgage-Backed Pass Through Certificates, Series 2006-2; CSAB Mortgage-Backed Pass Through Certificates, Series 2006-3; CSAB Mortgage-Backed Pass Through Certificates, Series 2006-4; CMSC Mortgage-Backed Pass Through Certificates, Series 2007-3; CSAB Mortgage-Backed Pass Through Certificates, Series 2007-1; and TBW Mortgage-Backed Pass Through Certificates, Series 2007-2. The complaint alleges breaches of R&W against DLJ in respect of the underlying loans in the transactions, breaches of R&W against DLJ and Credit Suisse in respect of the accuracy of the information provided to the rating agencies, and failure by DLJ to cure or repurchase defective loans identified by the Company.

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

        In December 2008, the Company sued J.P. Morgan Investment Management Inc. ("JPMIM"), the investment manager in the Orkney Re II transaction, in New York Supreme Court ("Court") alleging that JPMIM engaged in breaches of fiduciary duty, gross negligence and breaches of contract based upon its handling of the investments of Orkney Re II. In January 2010, the Court ruled against the Company on a motion to dismiss filed by JPMIM, dismissing the Company's claims for breaches of fiduciary duty and gross negligence on the ground that such claims are preempted by the Martin Act, which is New York's blue sky law, such that only the New York Attorney General has the authority to sue JPMIM. The Company appealed and, in November 2010, the Appellate Division (First Department) issued a ruling, ordering the Court's order to be modified to reinstate the Company's claims for breach of fiduciary duty and gross negligence and certain of its claims for breach of contract, in each case for claims accruing on or after June 26, 2007. In December 2010, JPMIM filed a motion for permission to appeal to the Court of Appeals on the Martin Act issue; that motion was granted in February 2011. Oral argument on the appeal has been set for November 2011. Separately, at the trial court level, a preliminary conference order related to discovery was entered in February 2011 and discovery has commenced.

        In June 2010, the Company sued JPMorgan Chase Bank, N.A. and JPMorgan Securities, Inc. (together, "JPMorgan"), the underwriter of debt issued by Jefferson County, in New York Supreme Court alleging that JPMorgan induced the Company to issue its insurance policies in respect of such debt through material and fraudulent misrepresentations and omissions, including concealing that it had secured its position as underwriter and swap provider through bribes to Jefferson County commissioners and others. In December 2010, the Court denied JPMorgan's motion to dismiss. The Company is continuing its risk remediation efforts for the Jefferson County exposure.

        In September 2010, the Company, together with TD Bank, National Association and Manufacturers and Traders Trust Company, filed a complaint in the Court of Common Pleas of Dauphin County against The Harrisburg Authority, The City of Harrisburg, Pennsylvania, and the Treasurer of the City in connection with certain Resource Recovery Facility bonds and notes issued by the Authority, alleging, among other claims, breach of contract by both the Authority and the City, and seeking remedies including an order of mandamus compelling the City to satisfy its obligations on the defaulted bonds and notes and the appointment of a receiver for the Authority. Acting on its own, the City Council of Harrisburg filed a purported bankruptcy petition for the City on October 11, 2011. The Company plans to challenge the bankruptcy petition filed by the City Council.

  Provision for Income Tax

        Deferred income tax assets and liabilities are established for the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Such temporary differences relate principally to unrealized gains and losses on investments and credit derivatives, DAC, reserves for losses and LAE, unearned premium reserves and statutory contingency reserves. As of December 31, 2010 and December 31, 2009, the Company had a net deferred income tax asset of $1,259.1 million and $1,163.0 million, respectively. As of December 31, 2010, the Company has foreign tax credits, which expire in 2018, of $22.3 million from its AGMH Acquisition. Section 382 of the Internal Revenue Code limits the amounts of credits the Company may utilize each year. Management believes sufficient future taxable income exists to realize the full benefit of these foreign tax credits. At December 31, 2009, the Company established a valuation allowance of $7.0 million. Management has reassessed the likelihood of realization of all of its deferred tax assets. As of December 31, 2010, management believes sufficient future taxable income exists to offset the Assured Guaranty Re Overseas Ltd. ("AGRO") net operating loss and has released the $7 million valuation allowance.

        For the years ended December 31, 2010, 2009 and 2008, income tax expense was $55.6 million, $32.1 million and $43.4 million and the Company's effective tax rate was 10.1%, 27.5% and 38.7% for the years ended December 31, 2010, 2009 and 2008, respectively. The Company's effective tax rates reflect the proportion of income recognized by each of the Company's operating subsidiaries, with U.S.

subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, United Kingdom ("U.K.") subsidiaries taxed at the U.K. marginal corporate tax rate of 28%, and no taxes for the Company's Bermuda holding company and subsidiaries, and the impact of the goodwill impairment and gain on bargain purchase which is not tax effected. Accordingly, the Company's overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions. During the year ended December 31, 2010, a net tax benefit of $55.8 million was recorded by the Company due to the filing of an amended tax return which included the AGMH and Subsidiaries tax group. The amended return filed in September 2010 was for a period prior to the AGMH Acquisition and consequently, the Company no longer has a deferred tax asset related to net operating loss or alternative minimum tax credits associated with the AGMH Acquisition. Instead, the Company has recorded additional deferred tax assets for loss reserves and foreign tax credits and has decreased its liability for uncertain tax positions. The event giving rise to this recognition occurred after the measurement period as defined by acquisition accounting and thus the amount is included in the year ended December 31, 2010 net income. Included in the $55.8 million net tax benefit is a decrease for uncertain tax positions, including interest and penalties, of $9.2 million. In 2009 pre-tax income included the bargain purchase gain on AGMH Acquisition of $232.6 million and expense of $85.4 million related to goodwill impairment, which was the primary reason for the 27.5% effective tax rate. In 2008 pre-tax income included $38.0 million of pre-tax unrealized gains on credit derivatives, the majority of which was associated with subsidiaries taxed in the U.S.

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

        Pursuant to the new accounting standard, the Company evaluated its power to direct the significant activities that most significantly impact the economic performance of VIEs that have debt obligations insured by the Company and, accordingly, where the Company is obligated to absorb VIE losses that could potentially be significant to the VIE. As a result of changes in control rights during the year ended December 31, 2010, two VIEs were deconsolidated and ten additional VIEs were consolidated subsequent to the Company's adoption of the new accounting standard on January 1, 2010. This resulted in an increase in financial guaranty variable interest entities' assets of $1,929.9 million, an increase in financial guaranty variable interest entities' liabilities of $2,297.5 million and a net pre-tax loss on deconsolidation/consolidation of $241.9 million, which was included in "net change in financial guaranty variable interest entities" in the consolidated statement of operations. The following table presents the effects on the Company's statement of operations for consolidating these VIEs and eliminating their related insurance accounting for the year ended December 31, 2010:

Effect of Consolidating VIEs

Year Ended December 31, 2010 (restated)
(in millions)
Net earned premiums(1)	$(47.6)
Net change in financial guaranty VIEs	(273.6)
Loss and LAE(2)	65.9

Total pre-tax impact on GAAP net income	(255.3)
Less: Tax provision (benefit)	(89.4)

Total impact on GAAP net income	$(165.9)

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

 Underwriting Gain (Loss) by Segment

	Year Ended December 31, 2010
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Other	Underwriting Gain (Loss)	Consolidation of VIEs	Total
	(in millions)
	(restated)			(restated)	(restated)	(restated)
Net earned premiums	$1,161.7	$70.2	$2.4	$1,234.3	$(47.6)	$1,186.7
Credit derivative revenues(1)	210.9	(0.6)	—	210.3	—	210.3
Other income	60.5	—	—	60.5	—	60.5
Loss and loss adjustment (expenses) recoveries	(402.2)	(75.7)	(0.2)	(478.1)	65.9	(412.2)
Losses incurred on credit derivatives(2)	(200.5)	(8.9)	—	(209.4)	—	(209.4)
Amortization of deferred acquisition costs	(16.6)	(17.4)	(0.1)	(34.1)	—	(34.1)
Other operating expenses	(171.3)	(29.2)	(1.3)	(201.8)	—	(201.8)

Underwriting gain (loss)	$642.5	$(61.6)	$0.8	$581.7

	Year Ended December 31, 2009
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Other	Total
	(in millions)
	(restated)			(restated)
Net earned premiums	$793.1	$134.4	$2.9	$930.4
Credit derivative revenues(1)	168.2	2.0	—	170.2
Other income	31.3	0.1	—	31.4
Loss and loss adjustment (expenses) recoveries	(257.9)	(123.8)	(12.1)	(393.8)
Losses incurred on credit derivatives(2)	(238.1)	(0.6)	—	(238.7)
Amortization of deferred acquisition costs	(16.3)	(37.1)	(0.5)	(53.9)
Other operating expenses	(136.4)	(26.4)	(3.0)	(165.8)

Underwriting gain (loss)	$343.9	$(51.4)	$(12.7)	$279.8

	Year Ended December 31, 2008
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Other	Total
	(in millions)
Net earned premiums	$90.0	$165.7	$5.7	$261.4
Credit derivative revenues(1)	113.8	3.4	—	117.2
Other income	0.5	0.2	—	0.7
Loss and loss adjustment (expenses) recoveries	(196.9)	(68.4)	(0.5)	(265.8)
Losses incurred on credit derivatives(2)	(38.3)	(5.4)	0.4	(43.3)
Amortization of deferred acquisition costs	(14.1)	(46.6)	(0.5)	(61.2)
Other operating expenses	(61.6)	(20.7)	(2.6)	(84.9)

Underwriting gain (loss)	$(106.6)	$28.2	$2.5	$(75.9)

(1)
Comprised of premiums and ceding commissions.

(2)
Represents changes in present value of expected claims to be paid under credit derivative contracts.

 Reconciliation of Underwriting Gain (Loss)
to Income (Loss) before Income Taxes

	Year Ended December 31,
	2010	2009	2008
	(in millions)
	(restated)	(restated)
Total underwriting gain	$581.7	$279.8	$(75.9)
Net investment income	354.7	259.2	162.6
Net realized investment gains (losses)	(2.0)	(32.7)	(69.8)
Unrealized gains on credit derivatives, excluding losses incurred on credit derivatives	(2.5)	(105.7)	81.7
Fair value gain (loss) on committed capital securities	9.2	(122.9)	42.7
Net change in financial guaranty VIEs	(273.6)	(1.2)	—
Other income(1)	(20.4)	27.1	—
AGMH acquisition-related expenses	(6.8)	(92.3)	—
Interest expense	(99.6)	(62.8)	(23.3)
Goodwill and settlement of intercompany relationship	—	(23.3)	—
CCS premium expense(2)	(9.7)	(8.3)	(5.7)
Elimination of insurance accounts for VIEs	18.3	—	—

Income (loss) before provision for income taxes	$549.3	$116.9	$112.3

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

        2009 compared with 2008:    The AGMH Acquisition significantly increased the size of the financial guaranty direct segment. Net par outstanding in the financial guaranty direct segment increased from $132.0 billion at December 31, 2008 to $575.5 billion as of December 31, 2009. The financial guaranty direct segment contributed $343.9 million to the total underwriting gain in 2009 compared to an underwriting loss of $106.6 million in 2008.

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

        Partially offsetting these underwriting gains were increased loss and LAE and losses incurred on credit derivatives primarily driven by AGC's book of business. AGMH's losses on policies accounted for as financial guaranty insurance have been substantially absorbed by the unearned premium reserve which was recorded at fair value on July 1, 2009, the date of the AGMH Acquisition. See Note 6 in "Item 8. Financial Statements and Supplementary Data" for a discussion of the accounting for premiums and losses and its effects in relation to acquisition accounting.

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

Non-GAAP Financial Measures

        To reflect the key financial measures management analyzes in evaluating the Company's operations and progress towards long-term goals, the Company discusses both measures promulgated in accordance with GAAP and measures not promulgated in accordance with GAAP ("non-GAAP financial measures"). Although the financial measures identified as non-GAAP should not be considered substitutes for GAAP measures, management considers them key performance indicators and employs them as well as other factors in determining compensation. Non-GAAP financial measures, therefore, provide investors with important information about the key financial measures management utilizes in measuring its business. The primary limitation of non-GAAP financial measures is the potential lack of comparability to those of other companies, which may define non-GAAP measures differently because there is limited literature with respect to such measures. Three of the primary non-GAAP financial measures analyzed by the Company's senior management are: operating income, adjusted book value and PVP.

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

Reconciliation of Net Income (Loss) Attributable to Assured Guaranty Ltd.
to Operating Income

	Year Ended December 31,
	2010	2009
	(in millions)
	(restated)	(restated)
Net income (loss) attributable to Assured Guaranty Ltd.	$493.7	$86.0
Less after-tax adjustments:
Realized gains (losses) on investments	1.0	(34.2)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	13.0	(82.2)
Fair value gains (losses) on committed capital securities	6.0	(79.9)
Foreign exchange gains (losses) on revaluation of premiums receivable	(24.5)	23.4
Effect of consolidating financial guaranty VIEs	(165.9)	—
Goodwill and settlement of pre-existing relationship	—	(23.3)

Operating income	$664.1	$282.2

        The effect of the restatement on operating income was a $3.8 million increase for 2010 and a $11.2 million decrease for 2009. The increase in operating income in 2010 was primarily attributable to the inclusion of 12 months of AGMH compared to six months in 2009, commutation gains and the recording of a tax benefit of $55.8 million in 2010 due to the filing of an amended tax return for a period prior to the AGMH Acquisition, offset in part by higher loss and LAE. Excluding the AGMH Acquisition, the decline in earned premiums in 2010 compared to 2009 relates primarily to lower refundings and accelerations. Net earned premiums and credit derivative revenue from the AGM structured finance book of business will decline as the net par runs off. Loss and LAE in 2010 includes amounts recognized due to the amortization of deferred premium revenue and amounts attributable to loss development principally in the U.S. RMBS and other structured sectors. Operating income in 2009 included additional expense items attributable to the AGMH Acquisition such as AGMH Acquisition—related expenses which were $92.3 million in 2009 compared to $6.8 million in 2010, and goodwill and settlement of pre-existing relationships.

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

  1)
  Elimination of the after-tax realized gains (losses) on the Company's investments, except for gains and losses on securities classified as trading. The timing of realized gains and losses, which depends largely on market credit cycles, can vary considerably across periods. The timing of sales, is largely subject to the Company's discretion and influenced by market opportunities, as well as the Company's tax and capital profile. Trends in the underlying profitability of the Company's business can be more clearly identified without the fluctuating effects of these transactions.

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

 Reconciliation of Shareholders' Equity Attributable to Assured Guaranty Ltd.
to Adjusted Book Value

	As of December 31, (restated)
	2010		2009
	Total	Per Share	Total	Per Share
	(dollars in millions, except share and per share amounts)
Shareholders' equity attributable to Assured Guaranty Ltd.	$3,733.5	$20.32	$3,509.3	$19.06
Less after-tax adjustments:
Effect of consolidating financial guaranty VIEs	(371.4)	(2.02)	—	—
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(763.0)	(4.15)	(767.6)	(4.17)
Fair value gains (losses) on committed capital securities	12.2	0.07	6.2	0.03
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	101.2	0.55	139.8	0.76

Operating shareholders' equity	4,754.5	25.88	4,130.9	22.44
After-tax adjustments:
Less: DAC	248.4	1.35	235.3	1.28
Plus: Net present value of estimated net future credit derivative revenue	424.8	2.31	520.0	2.82
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	4,058.0	22.08	4,471.3	24.28

Adjusted book value	$8,988.9	$48.92	$8,886.9	$48.26

        As of December 31, 2010, shareholders' equity increased to $3.7 billion from $3.5 billion at December 31, 2009 due primarily to net income of $493.7 million offset in part by the cumulative effect of a change in accounting for VIEs of $206.5 million. Adjusted book value and adjusted book value per share remained relatively flat. While the addition of PVP, a tax benefit due to the filing of an amended tax return relating to AGMH and its subsidiaries and the re-assumption of various portfolios of ceded business increased adjusted book value, such positive adjustments were mostly offset by loss development, dividends and stock buybacks. Shares outstanding remained relatively flat as the Company did not issue new shares and repurchased only 0.7 million shares in 2010.

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

Net Present Value of Estimated Net Future Credit Derivative Revenue

        Management believes that this amount is a useful measure because it enables an evaluation of the value of future estimated credit derivative revenue. There is no corresponding GAAP financial measure. This amount represents the present value of estimated future revenue from the Company's credit derivative in-force book of business, net of reinsurance, ceding commissions and premium taxes for contracts without expected economic losses, and is discounted at 6% (which represents the Company's tax-equivalent pre-tax investment yield on its investment portfolio). Estimated net future credit derivative revenue may change from period to period due to changes in foreign exchange rates, prepayment speeds, terminations, credit defaults or other factors that affect par outstanding or the ultimate maturity of an obligation.

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

Financial Guaranty Insured Portfolio Profile

        The following tables present the insured portfolio by asset class net of cessions to reinsurers as of December 31, 2010 and 2009. See Note 13 in "Item 8. Financial Statements and Supplementary Data" for information related to reinsurers. It includes all financial guaranty contracts outstanding as of the dates presented, regardless of the form written (i.e. credit derivative form or traditional financial guaranty insurance form) or the applicable accounting model (i.e. insurance or derivative accounting).

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

Net Par Outstanding for Below Investment Grade Credits

	As of December 31, 2010
Description	Net Par Outstanding Financial Guaranty Insurance	% of Total Net Par Outstanding	Net Par Outstanding Credit Derivatives	% of Total Net Par Outstanding	Net Par Outstanding Total	% of Total Net Par Outstanding	Number of Credits in Category
	(dollars in millions)
	(restated)				(restated)		(restated)
BIG:
Category 1	$5,450	0.9%	$3,241	0.5%	$8,691	1.4%	150
Category 2	5,717	0.9	3,457	0.6	9,174	1.5	148
Category 3	7,281	1.1	1,660	0.3	8,941	1.4	127

Total BIG	$18,448	2.9%	$8,358	1.4%	$26,806	4.3%	425

	As of December 31, 2009
Description	Net Par Outstanding Financial Guaranty Insurance	% of Total Net Par Outstanding	Net Par Outstanding Credit Derivatives	% of Total Net Par Outstanding	Net Par Outstanding Total	% of Total Net Par Outstanding	Number of Credits in Category
	(dollars in millions)
BIG:
Category 1	$4,230	0.7%	$2,408	0.4%	$6,638	1.1%	112
Category 2	6,805	1.1	3,834	0.6	10,639	1.7	208
Category 3	6,672	1.0	1,217	0.2	7,889	1.2	44

Total BIG	$17,707	2.8%	$7,459	1.2%	$25,166	4.0%	364

        For a discussion of losses estimated for each BIG category and in order to understand loss amounts reported on the consolidated statements of operations and expected loss amounts reported, see the accounting policy in Note 6 in "Item 8. Financial Statements and Supplementary Data."

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

(1)
Since July 1, 2009, amounts include AGMH.

(2)
Includes $143.4 million of claims paid under financial guaranty contracts on transactions where the VIE is consolidated.

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

        The amount available at AG Re to pay dividends or make a distribution of contributed surplus in 2010 in compliance with Bermuda law is $1,150 million. However, any distribution which results in a reduction of 15% or more of AG Re's total statutory capital, as set out in its previous years' financial statements, would require the prior approval of the Bermuda Monetary Authority.

  Cash Flows

Cash Flow Summary

	Year Ended December 31,
	2010	2009	2008
	(in millions)
	(restated)
Net cash flows provided by (used in) operating activities	$129.2	$279.2	$427.0
Net cash flows provided by (used in) investing activities	653.3	(1,397.2)	(649.6)
Net cash flows provided by (used in) financing activities	(717.4)	1,148.6	229.4
Effect of exchange rate changes	(0.8)	1.2	(2.5)
Cash at beginning of period	44.1	12.3	8.0

Total cash at the end of the period	$108.4	$44.1	$12.3

        Operating cash flows in 2010 include a full year of AGMH activity compared to only six months in 2009 as well as net cash inflows for consolidated VIEs. Excluding consolidated VIEs, the decrease in operating cash flows in 2010 was due primarily to higher outflows for net paid losses, interest, other expenses and taxes, offset in part by premium on financial guaranty and credit derivatives. Interest payments were $90.3 million in 2010 compared to $56.4 million in 2009 and $23.6 million in 2008. Taxes paid were $39.2 million in 2010 compared to $27.8 million in 2009 and $18.7 million in 2008. Net premiums and credit derivative inflows increased in 2010 due to the inclusion of a full year of AGMH activity.

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

  Recourse Credit Facilities

  2006 Credit Facility

        On November 6, 2006, AGL and certain of its subsidiaries entered into a $300.0 million five-year unsecured revolving credit facility (the "2006 Credit Facility") with a syndicate of banks. Under the 2006 Credit Facility, each of AGC, Assured Guaranty (UK) Ltd. ("AGUK"), AG Re, AGRO and AGL are entitled to request the banks to make loans to such borrower or to request that letters of credit be issued for the account of such borrower. Of the $300.0 million available to be borrowed, no more than $100.0 million may be borrowed by AGL, AG Re or AGRO, individually or in the aggregate, and no more than $20.0 million may be borrowed by AGUK. The stated amount of all outstanding letters of credit and the amount of all unpaid drawings in respect of all letters of credit cannot, in the aggregate, exceed $100.0 million. The 2006 Credit Facility also provides that Assured Guaranty may request that the commitment of the banks be increased an additional $100.0 million up to a maximum aggregate amount of $400.0 million. Any such incremental commitment increase is subject to certain conditions provided in the agreement and must be for at least $25.0 million.

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

        The Company has determined at this time not to renew the 2006 Credit Facility or enter into a new revolving credit facility when the 2006 Credit Facility expires in November 2011.

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

        The Strip Coverage Facility's financial covenants require that AGM and its subsidiaries maintain a maximum debt-to-capital ratio of 30% and maintain a minimum net worth of 75% of consolidated net worth as of July 1, 2009, plus, starting July 1, 2014, 25% of the aggregate consolidated net income (or loss) for the period beginning July 1, 2009 and ending on June 30, 2014 or, if the commitment amount has been reduced to $750 million as described above, zero. The Company is in compliance with all financial covenants as of the date of this filing.

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

        Under the Strip Coverage Facility, AGM covenants to deliver GAAP-compliant quarterly financial statements for itself and its consolidated subsidiaries within 60 days after the end of each fiscal quarter or 115 days after the end of the fiscal year. Neither the failure to deliver financial statements on time nor the failure to deliver GAAP-compliant financials is an event of default, but would be a covenant breach that, until cured, would prevent AGM from borrowing under the Strip Coverage Facility. In addition, the failure to deliver financial statements that present fairly the financial condition of AGM and its consolidated subsidiaries is a breach of representation and warranty that would prevent AGM from borrowing under the Strip Coverage Facility. However, if such financial statements are restated so as to make them present fairly the financial condition of AGM and its consolidated subsidiaries and AGM delivers such restated financial statements to Dexia, then AGM could resume borrowing. The Company anticipates that AGM would be able to borrow again by December 2011, after the Form 10-K/A for the year ended December 31, 2010 and the Forms 10-Q/A for the quarterly periods ended March 31, 2011 and June 30, 2011 have been filed with the SEC. The Company does not anticipate that AGM would have any need to borrow under the Strip Coverage Facility prior to that time.

  Limited-Recourse Credit Facilities

  AG Re Credit Facility

        On July 31, 2007, AG Re entered into a limited recourse credit facility ("AG Re Credit Facility") with a syndicate of banks which provides up to $200.0 million for the payment of losses in respect of the covered portfolio. The AG Re Credit Facility expires in June 2014. The facility can be utilized after AG Re has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $260 million or the average annual debt service of the covered portfolio multiplied by 4.5%. The obligation to repay loans under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral.

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

  Contractual Obligations

        The following table summarizes the Company's contractual obligations as of December 31, 2010:

	As of December 31, 2010
	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
				(restated)	(restated)
	(in millions)
Long-term debt:
7.0% Senior Notes(1)	$14.0	$28.0	$28.0	$457.5	$527.5
8.50% Senior Notes(1)	14.7	29.3	179.8	—	223.8
Series A Enhanced Junior Subordinated Debentures(1)	9.6	19.2	19.2	639.5	687.5
6 7/8% QUIBS(1)	6.9	13.8	13.8	691.2	725.7
6.25% Notes(1)	14.4	28.8	28.8	1,479.1	1,551.1
5.60% Notes (1)	5.6	11.2	11.2	590.5	618.5
Junior Subordinated Debentures(1)	19.2	38.4	38.4	1,279.0	1,375.0
Notes Payable(1)	37.6	52.1	28.7	18.8	137.2
Operating lease obligations(2)	15.9	28.9	15.7	81.8	142.3
Financial guaranty segment claim payments(3)	1,446.1	990.7	119.2	1,338.0	3,894.0
Other compensation plans(4)	6.4	5.9	1.7	0.8	14.8

Total	$1,590.4	$1,246.3	$484.5	$6,576.2	$9,897.4

(1)
Principal and interest. See also Note 16 in "Item 8. Financial Statements and Supplementary Data."

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

Investment Portfolio

        The Company's fixed maturity securities and short-term investments have a duration of 5.0 years as of December 31, 2010, compared with 4.4 years as of December 31, 2009. The Company's fixed maturity securities are designated as available-for-sale. Fixed maturity securities are reported at their fair value, and the change in fair value is reported as part of AOCI except for the credit component of the unrealized loss for securities deemed to be OTTI. The Company reviews the investment portfolio for possible impairment losses. If management believes the decline in fair value is "other than temporary," the Company writes down the carrying value of the investment and records a realized loss in the consolidated statements of operations for an amount equal to the credit component of the unrealized loss. For additional information, see Note 10 in "Item 8. Financial Statements and Supplementary Data".

        Fair value of fixed maturity securities is based upon market prices provided by either independent pricing services or, when such prices are not available, by reference to broker or underwriter bid indications. The Company's fixed maturity and short term portfolio is primarily invested in publicly traded securities. For more information about the Investment Portfolio and a detailed description of the Company's valuation of investments see Note 10 in "Item 8. Financial Statements and Supplementary Data."

Fixed Maturity Securities and Short Term Investments
by Security Type

	As of December 31, 2010
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in millions)
	(restated)	(restated)	(restated)	(restated)
U.S. government and agencies	$1,000.3	$48.3	$(0.4)	$1,048.2
Obligations of state and political subdivisions	4,922.0	99.9	(62.0)	4,959.9
Corporate securities	980.1	25.2	(12.8)	992.5
Mortgage-backed securities(1):
RMBS	1,158.9	56.5	(44.3)	1,171.1
CMBS	365.7	14.8	(1.4)	379.1
Asset-backed securities	498.2	9.9	(5.2)	502.9
Foreign government securities	349.5	5.3	(6.2)	348.6

Total fixed maturity securities	9,274.7	259.9	(132.3)	9,402.3
Short-term investments	1,055.3	0.3	—	1,055.6

Total investments	$10,330.0	$260.2	$(132.3)	$10,457.9

	As of December 31, 2009
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in millions)
U.S. government and agencies	$1,014.2	$26.1	$(2.7)	$1,037.6
Obligations of state and political subdivisions	4,881.6	164.7	(6.8)	5,039.5
Corporate securities	617.1	12.8	(4.4)	625.5
Mortgage-backed securities(1):
RMBS	1,449.4	39.5	(24.3)	1,464.6
CMBS	229.9	3.4	(6.1)	227.2
Asset-backed securities	395.3	1.5	(7.9)	388.9
Foreign government securities	356.4	3.6	(3.4)	356.6

Total fixed maturity securities	8,943.9	251.6	(55.6)	9,139.9
Short-term investments	1,668.3	0.7	(0.7)	1,668.3

Total investments	$10,612.2	$252.3	$(56.3)	$10,808.2

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

Fixed Maturity Securities
Gross Unrealized Loss by Length of Time

	As of December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
	(restated)	(restated)	(restated)	(restated)	(restated)	(restated)
U.S. government and agencies	$20.5	$(0.4)	$—	$—	$20.5	$(0.4)
Obligations of state and political subdivisions	1,694.5	(58.9)	23.5	(3.1)	1,718.0	(62.0)
Corporate securities	403.6	(12.8)	—	—	403.6	(12.8)
Mortgage-backed securities:
RMBS	143.4	(32.1)	37.3	(12.2)	180.7	(44.3)
CMBS	92.6	(1.4)	—	—	92.6	(1.4)
Asset-backed securities	228.3	(5.1)	2.3	(0.1)	230.6	(5.2)
Foreign government securities	245.3	(6.2)	—	—	245.3	(6.2)

Total	$2,828.2	$(116.9)	$63.1	$(15.4)	$2,891.3	$(132.3)

Number of securities		405		18		423

Number of securities with OTTI		10		3		13

	As of December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
U.S. government and agencies	$292.5	$(2.7)	$—	$—	$292.5	$(2.7)
Obligations of state and political subdivisions	407.4	(4.1)	56.9	(2.7)	464.3	(6.8)
Corporate securities	287.0	(3.9)	8.2	(0.5)	295.2	(4.4)
Mortgage-backed securities:
RMBS	361.4	(21.6)	20.5	(2.7)	381.9	(24.3)
CMBS	49.5	(2.4)	56.4	(3.7)	105.9	(6.1)
Asset-backed securities	126.1	(7.8)	2.0	(0.1)	128.1	(7.9)
Foreign government securities	270.4	(3.4)	—	—	270.4	(3.4)

Total	$1,794.3	$(45.9)	$144.0	$(9.7)	$1,938.3	$(55.6)

Number of securities		259		33		292

Number of securities with OTTI		13		2		15

        The $76.7 million increase in gross unrealized losses was primarily due to an increase of unrealized losses attributable to municipal securities, RMBS and corporate bonds. The increase in gross unrealized losses during 2010 was due to the increase in U.S. Treasury yields during the fourth quarter of 2010. Of the securities in an unrealized loss position for 12 months or more as of December 31, 2010, seven securities had an unrealized loss greater than 10% of book value. The total unrealized loss for these securities as of December 31, 2010 was $12.9 million. The Company has determined that these securities were not impaired as of December 31, 2010.

        As of December 31, 2010 based on fair value, approximately 89.9% of the Company's investments were long-term fixed maturity securities, and the Company's portfolio, excluding other invested assets, had an average duration of 5.0 years, compared with 84.6% and 4.4 years as of December 31, 2009.

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

        See Note 10 in "Item 8. Financial Statements and Supplementary Data" for more information on the Company's available-for-sale fixed maturity securities as of December 31, 2010 and 2009.

        The amortized cost and estimated fair value of the Company's available-for-sale fixed maturity securities as of December 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed Maturity Securities by Contractual Maturity

	As of December 31, 2010
	Amortized Cost	Estimated Fair Value
	(in millions)
	(restated)	(restated)
Due within one year	$64.9	$65.8
Due after one year through five years	1,807.1	1,847.1
Due after five years through ten years	2,244.7	2,295.2
Due after ten years	3,633.4	3,644.0
Mortgage-backed securities:
RMBS	1,158.9	1,171.1
CMBS	365.7	379.1

Total	$9,274.7	$9,402.3

        The following table summarizes the ratings distributions of the Company's investment portfolio as of December 31, 2010 and December 31, 2009. Ratings reflect the lower of the Moody's and S&P classifications, except for bonds purchased for loss mitigation or risk management strategies, which use Assured Guaranty's internal ratings classifications.

Distribution of Fixed Maturity Securities by Rating

	As of December 31, 2010
Rating	2010	2009
AAA	43.2%	47.9%
AA	36.1	30.0
A	15.0	16.4
BBB	1.8	1.8
BIG(1)	2.0	3.9
Not rated(1)	1.9	—

Total	100.0%	100.0%

(1)
Includes securities purchased or obtained as part of loss mitigation or other risk management strategies of $748.7 million in par with carrying value of $309.1 million or 3.3% of fixed maturity securities.

        As of December 31, 2010, the Company's investment portfolio contained 37 securities that were not rated or rated BIG, compared to 35 securities as of December 31, 2009. As of December 31, 2010 and December 31, 2009, the weighted average credit quality of the Company's entire investment portfolio was AA.

        The Company may purchase securities that it has insured, and for which it has expected losses, in order to economically mitigate insured losses. These securities are purchased at a discount. As of December 31, 2010, securities purchased for loss mitigation purposes had a fair value of $142.9 million representing $496.9 million of gross par outstanding. Under the terms of certain credit derivative contracts, the Company has obtained the obligations referenced in the transactions and recorded such assets in fixed maturity securities in the consolidated balance sheets. Such amounts totaled $166.2 million, representing $251.8 million in gross par outstanding. Prior to AGMH Acquisition, the Company acquired the underlying collateral of insured obligations as part of certain refinancing transactions where AGM had the right to accelerate claim payment and purchase or take possession of the underlying assets, primarily franchise loans. These assets are included in other invested assets on the consolidated balance sheet. In 2010, the Company restructured a CDS contract under which the Company acquired, among other assets, a 50% interest in a library of film revenues, which are recorded in other invested assets.

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

        On September 30, 2009, affiliates of Dexia executed amended and restated liquidity commitments to FSAM, a former AGMH subsidiary, of $8.5 billion in the aggregate. Pursuant to the liquidity commitments, the Dexia affiliates assume the risk of loss, and support the payment obligations of FSAM and the three former AGMH subsidiaries that issued GICs (collectively, the "GIC Issuers") in respect of the GICs and the GIC business. The term of the commitments will generally extend until the GICs have been paid in full. The liquidity commitments are comprised of an amended and restated revolving credit agreement (the "Liquidity Facility") pursuant to which DCL and Dexia Bank Belgium SA commit to provide funds to FSAM in an amount up to $8.0 billion (approximately $7.0 billion of which was outstanding under the revolving credit facility as of December 31, 2010), and a master repurchase agreement (the "Repurchase Facility Agreement" and, together with the Liquidity Facility, the "Guaranteed Liquidity Facilities") pursuant to which DCL will provide up to $3.5 billion of funds in exchange for the transfer by FSAM to DCL of FSAM securities that are not eligible to satisfy collateralization obligations of the GIC Issuers under the GICs. As of December 31, 2010, no amounts were outstanding under the Repurchase Facility Agreement.

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

        The Financial Products Companies' obligations are currently, and at all times in the future required to be, supported by eligible assets in an amount sufficient to allow the Financial Products Companies to meet their obligations. On September 29, 2011, the transaction documents required an analysis of the value of FSAM's assets versus the GIC obligations and other associated liabilities of the Financial Products Companies. On that day, the required amount of assets exceeded the liabilities, and therefore Dexia was not required to post additional collateral to support its protection arrangements. Assured Guaranty believes the assets owned by the Financial Products Companies are sufficient for them to meet their GIC obligations and other associated liabilities. However, Dexia is required to post additional collateral if there is any shortfall in assets as compared with liabilities in the future.

        On June 30, 2009, the States of Belgium and France (the "States") issued a guaranty to FSA Asset Management LLC ("FSAM") pursuant to which the States guarantee, severally but not jointly, Dexia's payment obligations under the Guaranteed Put Contract, subject to certain limitations set forth therein. The FSAM assets referenced in the Guaranteed Put Contract were all sold by October 2011 as part of an asset divestment program that Dexia announced in May 2011. As a result, the guaranty of the States has effectively terminated.

        Despite the execution of such documentation, the Company remains subject to the risk that Dexia may not make payments or securities available (a) on a timely basis, which is referred to as "liquidity risk," or (b) at all, which is referred to as "credit risk," because of the risk of default. Even if Dexia has sufficient assets to pay all amounts when due, concerns regarding Dexia's financial condition or willingness to comply with its obligations could cause one or more rating agencies to view negatively the ability or willingness of Dexia to perform under the various agreements and could negatively affect the Company's ratings.

        One situation in which AGM may be required to pay claims in respect of AGMH's former financial products business if Dexia does not comply with its obligations is if AGM is downgraded. Most of the GICs insured by AGM allow for the withdrawal of GIC funds in the event of a downgrade of AGM, unless the relevant GIC issuer posts collateral or otherwise enhances its credit. Most GICs insured by AGM allow for the termination of the GIC contract and a withdrawal of GIC fun ds in the event of a downgrade of AGM below a specified threshold, generally below A- by S&P or A3 by Moody's, with no right of the GIC issuer to avoid such withdrawal by posting collateral or otherwise enhancing its credit. Each GIC contract stipulates the thresholds below which the GIC provider must post eligible collateral along with the types of securities eligible for posting and the collateralization percentage applicable to each security type. These collateralization percentages range from 100% of the GIC balance for cash posted as collateral to, typically, 108% for ABS. At December 31, 2010, a downgrade of AGM to below AA- by S&P and Aa3 by Moody's (i.e., A+ by S&P and A1 by Moody's) would result in withdrawal of $489 million of GIC funds and the need to post collateral on GICs with a balance of $5.6 billion. In the event of such a downgrade, assuming an average margin of 105%, the market value as of December 31, 2010 that the GIC issuers would be required to post in order to avoid withdrawal of any GIC funds would be $5.9 billion.

        As of December 31, 2010, the market value of the assets of the Financial Products Companies exceeded the accreted value of their insured liabilities by approximately $2.3 billion (before any tax effects and including the aggregate net market value of the derivative portfolio of $123 million). This compares to December 31, 2009 when the accreted value of the insured liabilities exceeded the market value of the assets by approximately $1.3 billion (before any tax effects and including the aggregate net market value of the derivative portfolio of $128 million). If Dexia does not fulfill its contractual obligations, the Financial Products Companies may not have the financial ability to pay upon the withdrawal of GIC funds or post collateral or make other payments in respect of the GICs, thereby resulting in claims upon the AGM financial guaranty insurance policies. If AGM is required to pay a claim due to a failure of the Financial Products Companies to pay amounts in respect of the GICs, AGM is subject to the risk that the GICs will not be paid from funds received from Dexia before it is required to make payment under its financial guaranty policies or that it will not receive the guaranty payment at all.

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

        Dexia Crédit Local (NY)'s commitment to make advances under the Strip Coverage Facility is subject to the satisfaction by AGM of customary conditions precedent, including compliance with certain financial covenants, and will terminate at the earliest of (A) the occurrence of a change of control with respect to AGM, (B) the reduction of the Commitment Amount to $0 and (C) January 31, 2042. Additional restrictions on the ability of AGM to borrow under the Strip Coverage Facility as a result of the restatement of the Company's financial results as described in this Form 10-K/A is described under "Commitments and Contingencies—Recourse Credit Facilities—2009 Strip Coverage Facility" under this Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Sensitivity to Rating Agency Actions

        A downgrade by Moody's or S&P of the financial strength rating of the Company's insurance subsidiaries may have negative impact on the Company's liquidity. A downgrade may trigger (1) increased claims on the Company's insurance policies, in certain cases, on a more accelerated basis than when the original transaction closed; or (2) termination payments or collateral posting under CDS contracts. A downgrade in the financial strength rating may also enable beneficiaries of the Company's policies to cancel the credit protection offered by the Company and cease paying premium. A downgrade may also enable primary insurance companies that had ceded business to the Company to recapture a significant portion of its in-force financial guaranty reinsurance business. See "Risks Related to the Company's Financial Strength and Financial Enhancement" within "Item 1A. Risk Factors" of the Original Form 10-K for a more detailed discussion of the impact of a downgrade on the Company's direct and reinsurance business.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

	As of December 31, 2010
Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax) (restated)	Estimated Change in Gain/(Loss)(Pre-Tax)
	(in millions)
100% widening in spreads	$(3,961.7)	$(2,091.8)
50% widening in spreads	(2,923.3)	(1,053.4)
25% widening in spreads	(2,399.2)	(529.3)
10% widening in spreads	(2,084.1)	(214.2)
Base Scenario	(1,869.9)	—
10% narrowing in spreads	(1,706.9)	163.0
25% narrowing in spreads	(1,462.5)	407.4
50% narrowing in spreads	(1,059.8)	810.1

	As of December 31, 2009
Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss)(Pre-Tax)
	(in millions)
100% widening in spreads	$(3,700.9)	$(2,158.8)
50% widening in spreads	(2,623.5)	(1,081.4)
25% widening in spreads	(2,084.8)	(542.7)
10% widening in spreads	(1,761.6)	(219.5)
Base Scenario	(1,542.1)	—
10% narrowing in spreads	(1,389.7)	152.4
25% narrowing in spreads	(1,159.3)	382.8
50% narrowing in spreads	(782.0)	760.1

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

Sensitivity to Change in Interest Rates on the Investment Portfolio
As of December 31, 2010
(Restated)

	Change in Interest Rates
	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
	(in millions)
Estimated change in fair value	$1,233.3	$943.9	$513.0	$(530.9)	$(1,036.6)	$(1,504.7)

Sensitivity to Change in Interest Rates on the Investment Portfolio
As of December 31, 2009

	Change in Interest Rates
	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
	(in millions)
Estimated change in fair value	$1,057.2	$827.3	$457.1	$(480.0)	$(958.7)	$(1,409.0)

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

        The Audit Committee meets with management, the independent registered public accounting firm and the outside firm engaged to perform internal audit functions for the Company; approves the overall scope of audit work and related fee arrangements; and reviews audit reports and findings. In addition, the independent registered public accounting firm and the outside firm engaged to perform internal audit functions for the Company meets separately with the Audit Committee, with management representatives present, to discuss the results of their audits; the adequacy of the Company's internal control; the quality of its financial reporting; and the safeguarding of assets against unauthorized acquisitions, use or disposition.

        The consolidated financial statements have been audited by an independent registered public accounting firm, PricewaterhouseCooopers LLP, who were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and committees of the Board. The Company believes that all representations made to the Company's independent registered public accounting firm during their audits were valid and appropriate.

Internal Control over Financial Reporting (Restated)

        The management of Assured Guaranty Ltd. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of the Company's President and Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

        Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. In management's Report on Internal Control Over Financial Reporting included in the Company's Original 10-K for the year ended December 31, 2010, management previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010. Management subsequently concluded that the material weakness described below existed as of December 31, 2010. As a result, the Company concluded that it did not maintain effective internal control over financial reporting as of December 31, 2010, based on criteria in Internal Control—Integrated Framework issued by COSO. Accordingly, management has restated its report on internal control over financial reporting.

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. The Company did not maintain effective controls over intercompany eliminations for consolidated financial guaranty variable interest entities. Specifically, effective controls were not in place to ensure the completeness of the intercompany eliminations and the accuracy of reconciliations which impacted the financial guaranty variable interest entities' liabilities, and the net change in financial guaranty variable interest entities. This control deficiency caused the Company to restate its financial statements for the year ended December 31, 2010 and the quarterly periods therein. The financial impact of this restatement was a decrease to net income of $55.2 million in 2010 and a decrease of $11.2 million in 2009. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

        PricewaterhouseCoopers LLP has audited and reported on the effectiveness of the Company's internal control over financial reporting as of December 31, 2010.

/s/ DOMINIC J. FREDERICO Dominic J. Frederico President and Chief Executive Officer	/s/ ROBERT A. BAILENSON Robert A. Bailenson Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Assured Guaranty Ltd.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Assured Guaranty Ltd. and its subsidiaries (the "Company") at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010. However, management has subsequently determined that a material weakness in internal control over financial reporting related to variable interest entities existed as of that date. Accordingly, management's report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report. In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to variable interest entities existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Responsibility for Financial Statements and Internal Control over Financial Reporting appearing under Item 8. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2010 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 2 to the consolidated financial statements, the Company restated its 2010 and 2009 consolidated financial statements to correct an error. As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for variable interest entities effective January 1, 2010, for other-than-temporary impairment of debt securities classified as available-for-sale effective April 1, 2009, and for financial guaranty insurance contracts effective January 1, 2009.

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

/s/PricewaterhouseCoopers LLP

New York, New York
March 1, 2011, except for the restatement discussed in Note 2 to the consolidated financial statements and the matters described in the penultimate paragraph of Management's Responsibility for Financial Statements and Internal Control Over Financial Reporting as to which the date is October 31, 2011.

Assured Guaranty Ltd.

Consolidated Balance Sheets

(dollars in thousands except per share and share amounts)

	As of December 31,
	2010	2009
	(restated)	(restated)
Assets
Investment portfolio:
Fixed maturity securities, available-for-sale, at fair value (amortized cost of $9,274,718 and $8,943,909)	$9,402,287	$9,139,900
Short term investments, at fair value	1,055,567	1,668,279
Other invested assets	283,032	160,250

Total investment portfolio	10,740,886	10,968,429
Cash	108,389	44,133
Premiums receivable, net of ceding commissions payable	1,167,587	1,418,232
Ceded unearned premium reserve	821,819	1,078,076
Deferred acquisition costs	239,805	241,961
Reinsurance recoverable on unpaid losses	22,255	14,122
Salvage and subrogation recoverable	1,032,369	394,536
Credit derivative assets	592,898	492,531
Deferred tax asset, net	1,259,125	1,162,957
Financial guaranty variable interest entities' assets, at fair value	3,657,481	762,303
Other assets	199,305	202,073

Total assets	$19,841,919	$16,779,353

Liabilities and shareholders' equity
Unearned premium reserve	$6,972,894	$8,380,975
Loss and loss adjustment expense reserve	574,369	299,695
Reinsurance balances payable, net	274,431	212,059
Long-term debt	1,052,936	1,066,413
Credit derivative liabilities	2,462,831	2,034,634
Current income tax payable	93,020	154,462
Financial guaranty variable interest entities' liabilities with recourse, at fair value	3,030,908	762,652
Financial guaranty variable interest entities' liabilities without recourse, at fair value	1,337,214	—
Other liabilities	309,862	359,512

Total liabilities	16,108,465	13,270,402

Commitments and contingencies
Common stock ($0.01 par value, 500,000,000 shares authorized; 183,744,655 and 184,162,896 shares issued and outstanding in 2010 and 2009)	1,837	1,842
Additional paid-in capital	2,585,423	2,584,983
Retained earnings	1,032,445	778,661
Accumulated other comprehensive income, net of tax provision (benefit) of $18,341 and $58,551	111,749	141,814
Deferred equity compensation (181,818 shares)	2,000	2,000

Total shareholders' equity attributable to Assured Guaranty Ltd.	3,733,454	3,509,300
Noncontrolling interest of financial guaranty variable interest entities	—	(349)

Total shareholders' equity	3,733,454	3,508,951

Total liabilities and shareholders' equity	$19,841,919	$16,779,353

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Operations

(dollars in thousands except per share amounts)

	Year Ended December 31,
	2010	2009	2008
	(restated)	(restated)
Revenues
Net earned premiums	$1,186,705	$930,429	$261,398
Net investment income	354,703	259,222	162,558
Net realized investment gains (losses):
Other-than-temporary impairment losses	(44,672)	(74,022)	(71,268)
Less: portion of other-than-temporary impairment loss recognized in other comprehensive income	(17,292)	(28,176)	—
Other net realized investment gains (losses)	25,386	13,184	1,467

Net realized investment gains (losses)	(1,994)	(32,662)	(69,801)
Net change in fair value of credit derivatives:
Realized gains and other settlements	153,495	163,558	117,589
Net unrealized gains (losses)	(155,106)	(337,810)	38,034

Net change in fair value of credit derivatives	(1,611)	(174,252)	155,623
Fair value gain (loss) on committed capital securities	9,195	(122,940)	42,746
Net change in financial guaranty variable interest entities	(273,652)	(1,156)	—
Other income	40,107	58,518	664

Total Revenues	1,313,453	917,159	553,188

Expenses
Loss and loss adjustment expenses	412,161	393,800	265,762
Amortization of deferred acquisition costs	34,057	53,899	61,249
Assured Guaranty Municipal Holdings Inc. acquisition-related expenses	6,772	92,239	—
Interest expense	99,621	62,783	23,283
Goodwill and settlement of pre-existing relationship	—	23,341	—
Other operating expenses	211,536	174,165	90,563

Total expenses	764,147	800,227	440,857

Income (loss) before income taxes	549,306	116,932	112,331
Provision (benefit) for income taxes
Current	(25,151)	217,253	332
Deferred	80,750	(185,143)	43,116

Total provision (benefit) for income taxes	55,599	32,110	43,448

Net income (loss)	493,707	84,822	68,883
Less: Noncontrolling interest of variable interest entities	—	(1,156)	—

Net income (loss) attributable to Assured Guaranty Ltd.	$493,707	$85,978	$68,883

Earnings per share:
Basic	$2.68	$0.68	$0.78
Diluted	$2.61	$0.66	$0.77
Dividends per share	$0.18	$0.18	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2010	2009	2008
	(restated)	(restated)
Net income (loss)	$493,707	$84,822	$68,883
Unrealized holding gains (losses) arising during the period, net of tax provision (benefit) of $(42,585), $66,835, and $(28,629)	(27,720)	165,929	(109,408)
Less: reclassification adjustment for gains (losses) included in net income (loss), net of tax provision (benefit) of $(2,829), $1,435 and $(7,106)	1,543	(34,097)	(62,695)

Change in net unrealized gains on investments	(29,263)	200,026	(46,713)
Change in cumulative translation adjustment, net of tax provision (benefit) of $(229), $(759) and $(3,299)	(384)	(3,000)	(6,611)
Change in cash flow hedge, net of tax provision (benefit) of $(225), $(225) and $(225)	(418)	(418)	(418)

Other comprehensive income (loss)	(30,065)	196,608	(53,742)

Comprehensive income (loss)	463,642	281,430	15,141
Less: Comprehensive income (loss) attributable to noncontrolling interest of variable interest entities	—	(1,127)	—

Comprehensive income (loss) of Assured Guaranty Ltd.	$463,642	$282,557	$15,141

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

Years Ended December 31, 2010, 2009 and 2008

(dollars in thousands, except share data)

								Noncontrolling Interest of Financial Guaranty Consolidated Variable Interest Entities
							Total Shareholders' Equity Attributable to Assured Guaranty Ltd.
	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-in Capital	Retained Earnings		Deferred Equity Compensation			Total Shareholders' Equity
	Shares	Amount
				(restated)			(restated)		(restated)
Balance, December 31, 2007	79,948,979	$799	$1,023,886	$585,256	$56,629	$—	$1,666,570	$—	$1,666,570
Net income	—	—	—	68,883	—	—	68,883	—	68,883
Dividends on common stock ($0.18 per share)	—	—	—	(16,015)	—	—	(16,015)	—	(16,015)
Dividends on restricted stock units	—	—	69	(69)	—	—	—	—	—
Common stock issuance, net of offering costs	10,651,896	107	248,948	—	—	—	249,055	—	249,055
Share-based compensation and other	354,828	4	11,467	—	—	—	11,471	—	11,471
Change in cash flow hedge	—	—	—	—	(418)	—	(418)	—	(418)
Change in cumulative translation adjustment	—	—	—	—	(6,611)	—	(6,611)	—	(6,611)
Change in unrealized gains (losses) on:
Investments with no other-than-temporary impairments	—	—	—	—	(109,408)	—	(109,408)	—	(109,408)
Less: reclassification adjustment for gains (losses) included in net income (loss)	—	—	—	—	(62,695)	—	(62,695)	—	(62,695)

Balance, December 31, 2008	90,955,703	910	1,284,370	638,055	2,887	—	1,926,222	—	1,926,222

Cumulative effect of change in accounting for financial guaranty contracts effective January 1, 2009	—	—	—	19,443	—	—	19,443	—	19,443

Balance, January 1, 2009	90,955,703	910	1,284,370	657,498	2,887		1,945,665	—	1,945,665
Cumulative effect of change in accounting for other-than-temporary impairments effective April 1, 2009	—	—	—	57,652	(57,652)	—	—	—	—
Issuance of stock for acquisition of Assured Guaranty Municipal Holdings Inc.	22,153,951	222	275,653	—	—	—	275,875	—	275,875
Consolidation of financial guaranty variable interest entities	—	—	—	—	—	—	—	778	778
Net income	—	—	—	85,978	—	—	85,978	(1,156)	84,822
Dividends on common stock ($0.18 per share)	—	—	—	(22,332)	—	—	(22,332)	—	(22,332)
Dividends on restricted stock units	—	—	135	(135)	—	—	—	—	—
Common stock issuance, net of offering costs	71,787,600	718	1,021,132	—	—	—	1,021,850	—	1,021,850
Common stock repurchases	(1,010,050)	(10)	(3,666)	—	—	—	(3,676)	—	(3,676)
Share-based compensation and other	275,692	2	7,359	—	—	2,000	9,361	—	9,361
Change in cash flow hedge	—	—	—	—	(418)	—	(418)	—	(418)
Change in cumulative translation adjustment	—	—	—	—	(3,029)	—	(3,029)	29	(3,000)
Change in unrealized gains (losses) on:
Investments with no other-than-temporary impairment	—	—	—	—	177,307	—	177,307	—	177,307
Investments with other-than-temporary impairment	—	—	—	—	(11,378)	—	(11,378)	—	(11,378)
Less: reclassification adjustment for gains (losses) included in net income (loss)	—	—	—	—	(34,097)	—	(34,097)	—	(34,097)

Balance, December 31, 2009	184,162,896	$1,842	$2,584,983	$778,661	$141,814	$2,000	$3,509,300	$(349)	$3,508,951

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

Years Ended December 31, 2010, 2009 and 2008

(dollars in thousands, except share data)

								Noncontrolling Interest of Financial Guaranty Consolidated Variable Interest Entities
							Total Shareholders' Equity Attributable to Assured Guaranty Ltd.
	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-in Capital	Retained Earnings		Deferred Equity Compensation			Total Shareholders' Equity
	Shares	Amount
				(restated)	(restated)		(restated)		(restated)
Balance, December 31, 2009	184,162,896	$1,842	$2,584,983	$778,661	$141,814	$2,000	$3,509,300	$(349)	$3,508,951
Cumulative effect of accounting change—consolidation of variable interest entities effective January 1, 2010 (Note 9)	—	—	—	(206,540)	—	—	(206,540)	349	(206,191)

Balance, January 1, 2010	184,162,896	1,842	2,584,983	572,121	141,814	2,000	3,302,760	—	3,302,760
Net income	—	—	—	493,707	—	—	493,707	—	493,707
Dividends ($0.18 per share)	—	—	—	(33,190)	—	—	(33,190)	—	(33,190)
Dividends on restricted stock units	—	—	193	(193)	—	—	—	—	—
Common stock repurchases	(707,350)	(7)	(10,450)	—	—	—	(10,457)	—	(10,457)
Share-based compensation and other	289,109	2	10,697	—	—	—	10,699	—	10,699
Change in cumulative translation adjustment	—	—	—	—	(384)	—	(384)	—	(384)
Change in cash flow hedge	—	—	—	—	(418)	—	(418)	—	(418)
Change in unrealized gains (losses) on:
Investments with no other-than-temporary impairment	—	—	—	—	(33,496)	—	(33,496)	—	(33,496)
Investments with other-than-temporary impairment	—	—	—	—	5,776	—	5,776	—	5,776
Less: reclassification adjustment for gains (losses) included in net income (loss)	—	—	—	—	1,543	—	1,543	—	1,543

Balance, December 31, 2010	183,744,655	$1,837	$2,585,423	$1,032,445	$111,749	$2,000	$3,733,454	$—	$3,733,454

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2010	2009	2008
	(restated)	(restated)
Operating activities
Net income (loss)	$493,707	$84,822	$68,883
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Non-cash interest and operating expenses	24,352	16,250	16,328
Net amortization of premium on fixed maturity securities	46,338	21,997	2,397
Provision (benefit) for deferred income taxes	80,750	(185,143)	43,116
Net realized investment losses (gains)	1,994	32,662	69,801
Net unrealized losses (gains) on credit derivatives	155,106	337,810	(38,034)
Fair value loss (gain) on committed capital securities	(9,195)	122,940	(42,746)
Goodwill and settlements of pre-existing relationship	—	23,341	—
Non-cash items in other income	4,314	(20,691)	—
Change in deferred acquisition costs	2,156	31,646	(29,318)
Change in premiums receivable, net of ceding commissions	376,478	119,663	12,059
Change in ceded unearned premium reserves	256,257	203,063	(5,326)
Change in unearned premium reserve	(1,278,206)	(731,114)	346,543
Change in loss and loss adjustment expense reserve, net	(470,839)	1,186	16,583
Change in current income taxes	(87,165)	175,873	(22,046)
Other changes in credit derivatives assets and liabilities, net	33,652	15,802	7,197
Change in financial guaranty variable interest entities' assets and liabilities, net	540,691	—	—
Other	(41,201)	29,063	(18,448)

Net cash flows provided by (used in) operating activities	129,189	279,170	426,989

Investing activities
Fixed maturity securities:
Purchases	(2,461,692)	(2,287,668)	(1,272,024)
Sales	1,063,581	1,519,300	532,144
Maturities	994,360	217,895	11,730
Net sales (purchases) of short-term investments	613,267	(397,100)	78,535
Net proceeds from paydowns on financial guaranty variable interest entities' assets	423,997	—	—
Cash paid to acquire Assured Guaranty Municipal Holdings Inc., net of cash acquired	—	(458,998)	—
Other	19,786	9,350	—

Net cash flows provided by (used in) investing activities	653,299	(1,397,221)	(649,615)

Financing activities
Net proceeds from issuance of common stock	—	1,022,096	248,967
Net proceeds from issuance of equity units	—	167,972	—
Dividends paid	(33,190)	(22,332)	(16,015)
Repurchases of common stock	(10,457)	(3,676)	—
Share activity under option and incentive plans	(2,062)	(667)	(3,632)
Tax benefit for stock options exercised	28	(16)	16
Net paydowns of financial guaranty variable interest entities' liabilities	(650,862)	—	—
Repayment of long-term debt	(20,891)	(14,823)	—

Net cash flows provided by (used in) financing activities	(717,434)	1,148,554	229,336
Effect of exchange rate changes	(798)	1,325	(2,453)

Increase in cash	64,256	31,828	4,257
Cash at beginning of year	44,133	12,305	8,048

Cash at end of year	$108,389	$44,133	$12,305

Supplemental cash flow information
Cash paid (received) during the period for:
Income taxes	$39,215	$27,849	$18,743
Interest	$90,314	$56,418	$23,600

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

        Public finance obligations insured by the Company consist primarily of general obligation bonds supported by the issuers' taxing powers, tax-supported bonds and revenue bonds and other obligations of states, their political subdivisions and other municipal issuers supported by the issuers' or obligors' covenant to impose and collect fees and charges for public services or specific projects. Public finance obligations include obligations backed by the cash flow from leases or other revenues from projects serving substantial public purposes, including government office buildings, toll roads, health care facilities and utilities. Structured finance obligations insured by the Company are generally backed by pools of assets such as residential or commercial mortgage loans, consumer or trade receivables, securities or other assets having an ascertainable cash flow or market value and issued by special purpose entities. The Company currently does not underwrite any new U.S. residential mortgage backed security ("RMBS") transactions. See Note 5 for outstanding U.S. RMBS exposures.

        Debt obligations guaranteed by AGL's insurance company subsidiaries are generally awarded debt credit ratings that are the same rating as the financial strength rating of the AGL subsidiary that has guaranteed that obligation. Investors in products insured by the Company's insurance company subsidiaries frequently rely on ratings published by nationally recognized statistical rating organizations ("NRSROs") because such ratings influence the trading value of securities and form the basis for many

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

1. Business and Basis of Presentation (Continued)

institutions' investment guidelines as well as individuals' bond purchase decisions. Therefore, the Company manages its business with the goal of achieving high financial strength ratings, preferably the highest that NRSROs will assign. However, the models used by NRSROs differ, presenting conflicting goals that may make it inefficient or impractical to reach the highest rating level. The models are not fully transparent, contain subjective data (such as assumptions about future market demand for the Company's products) and change frequently. Ratings reflect only the views of the respective NRSROs and are subject to continuous review and revision or withdrawal at any time. See Note 23.

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

        AGL's principal insurance company subsidiaries are Assured Guaranty Corp. ("AGC"), Assured Guaranty Municipal Corp ("AGM"), and Assured Guaranty Re Ltd. ("AG Re"). In addition, the Company also has another U.S. and a Bermuda insurance company subsidiary that participate in a pooling agreement with AGM, two UK insurance subsidiaries, and a mortgage insurance company. The Company's organizational structure includes various holdings companies, two of which—Assured Guaranty US Holdings Inc. ("AGUS") and Assured Guaranty Municipal Holdings Inc. ("AGMH")—have public debt outstanding. See Note 16.

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

        As a result of the lag in reporting financial guaranty variable interest entities ("VIEs"), cash reported on the consolidated balance sheet does not reflect cash outflow to the holders of the debt issued by the VIEs for claim payments made by the Company's insurance subsidiaries to the consolidated financial guaranty VIEs until the subsequent reporting period.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

1. Business and Basis of Presentation (Continued)

        The following table identifies the Company's most significant accounting policies and the note references where a detailed description of each policy can be found.

Significant Accounting Policies

Business combinations	Note 4
Premium revenue recognition on financial guaranty contracts accounted for as insurance	Note 6
Loss and Loss Adjustment Expense on financial guaranty contracts accounted for as insurance	Note 6
Policy acquisition costs	Note 6
Fair value measurement	Note 7
Credit derivatives	Note 8
VIEs	Note 9
Investments	Note 10
Income Taxes	Note 12
Stock based compensation	Note 18
Earnings per share	Note 19
Segments	Note 20

2. Restatement of Previously Issued Financial Statements

        Assured Guaranty Ltd., through its insurance subsidiaries, has provided financial guaranties with respect to debt obligations issued by special purpose entities, including financial guaranty VIEs. Assured Guaranty does not sponsor such financial guaranty VIEs nor does it act as the servicer or collateral manager for any financial guaranty VIE debt obligations that it insures. However, when Assured Guaranty provides such financial guaranties, it can obtain certain control rights through the transaction structure which make Assured Guaranty the primary beneficiary of the financial guaranty VIE. Assured Guaranty is required under GAAP to consolidate the financial guaranty VIE in its financial statements when it is the primary beneficiary. See Note 9. When such consolidation occurs, Assured Guaranty must eliminate the intercompany transactions between the relevant Assured Guaranty insurance subsidiary and the consolidated financial guaranty VIE. Assured Guaranty discovered errors in the elimination of such intercompany transactions, which resulted in the restatement of the consolidated financial statements for the year ended December 31, 2010.

        In addition, the Company was required to correct certain unrelated, immaterial errors as part of the restatement which affected expected losses, the fair value of credit derivatives, and the classification of financial guaranty VIE assets and liabilities, which affected the years ended December 31, 2010 and 2009. While these immaterial errors were corrected at the time they were identified, these restated financial statements reflect the correction of such errors in the period in which they arose.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

2. Restatement of Previously Issued Financial Statements (Continued)

        The effect of the restatement on the balance sheet is shown in the tables below.

	As of December 31, 2010
	As Previously Filed	(1) Financial Guaranty VIE Eliminations	(2) Other Adjustments	Restated
	(in millions)
Assets
Total investment portfolio	$10,729.9	$11.0	$—	$10,740.9
Cash	107.2	1.2	—	108.4
Premiums receivable, net of ceding commissions payable	1,167.6	—	—	1,167.6
Ceded unearned premium reserve	821.8	—	—	821.8
Deferred acquisition costs	239.8	—	—	239.8
Reinsurance recoverable on unpaid losses	22.3	—	—	22.3
Salvage and subrogation recoverable	1,032.4	—	—	1,032.4
Credit derivative assets	592.9	—	—	592.9
Deferred tax asset, net	1,224.0	32.1	3.0	1,259.1
Financial guaranty variable interest entities' assets, at fair value	4,334.4	—	(676.9)	3,657.5
Other assets	199.2	—	—	199.2

Total assets	$20,471.5	$44.3	$(673.9)	$19,841.9

Liabilities and shareholders' equity
Unearned premium reserve	$6,972.9	$—	$—	$6,972.9
Loss and loss adjustment expense reserve	563.0	—	11.4	574.4
Reinsurance balances payable, net	274.4	—	—	274.4
Long-term debt	1,052.9	—	—	1,052.9
Credit derivative liabilities	2,465.5	—	(2.7)	2,462.8
Current income tax payable	93.0	—	—	93.0
Financial guaranty variable interest entities' liabilities with recourse, at fair value	2,927.0	103.9	—	3,030.9
Financial guaranty variable interest entities' liabilities without recourse, at fair value	2,014.1	—	(676.9)	1,337.2
Other liabilities	309.9	—	—	309.9

Total liabilities	16,672.7	103.9	(668.2)	16,108.4

Commitments and contingencies
Common stock	1.8	—	—	1.8
Additional paid-in capital	2,585.4	—	—	2,585.4
Retained earnings	1,098.9	(60.7)	(5.7)	1,032.5
Accumulated other comprehensive income, net of tax provision (benefit)	110.7	1.1	—	111.8
Deferred equity compensation	2.0	—	—	2.0

Total shareholders' equity attributable to Assured Guaranty Ltd.	3,798.8	(59.6)	(5.7)	3,733.5
Non-controlling interest of financial guaranty variable interest entities	—	—	—	—

Total shareholders' equity	3,798.8	(59.6)	(5.7)	3,733.5

Total liabilities and shareholders' equity	$20,471.5	$44.3	$(673.9)	$19,841.9

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

2. Restatement of Previously Issued Financial Statements (Continued)

	As of December 31, 2009
	As Previously Filed	(2) Other Adjustments	Restated
	(in millions)
Assets
Total investment portfolio	$10,968.4	$—	$10,968.4
Cash	44.1	—	44.1
Premiums receivable, net of ceding commissions payable	1,418.2	—	1,418.2
Ceded unearned premium reserve	1,080.5	(2.4)	1,078.1
Deferred acquisition costs	242.0	—	242.0
Reinsurance recoverable on unpaid losses	14.1	—	14.1
Salvage and subrogation recoverable	420.3	(25.7)	394.6
Credit derivative assets	492.5	—	492.5
Deferred tax asset, net	1,158.2	4.8	1,163.0
Financial guaranty variable interest entities' assets, at fair value	762.3	—	762.3
Other assets	202.1	—	202.1

Total assets	$16,802.7	$(23.3)	$16,779.4

Liabilities and shareholders' equity
Unearned premium reserve	$8,400.2	$(19.2)	$8,381.0
Loss and loss adjustment expense reserve	289.5	10.2	299.7
Reinsurance balances payable, net	215.2	(3.1)	212.1
Long-term debt	1,066.5	—	1,066.5
Credit derivative liabilities	2,034.6	—	2,034.6
Current income tax payable	154.5	—	154.5
Financial guaranty variable interest entities' liabilities with recourse, at fair value	762.7	—	762.7
Financial guaranty variable interest entities' liabilities without recourse, at fair value	—	—	—
Other liabilities	359.4	—	359.4

Total liabilities	13,282.6	(12.1)	13,270.5

Commitments and contingencies
Common stock	1.8	—	1.8
Additional paid-in capital	2,585.0	—	2,585.0
Retained earnings	789.9	(11.2)	778.7
Accumulated other comprehensive income, net of tax provision (benefit)	141.8	—	141.8
Deferred equity compensation	2.0	—	2.0

Total shareholders' equity attributable to Assured Guaranty Ltd.	3,520.5	(11.2)	3,509.3
Non-controlling interest of financial guaranty variable interest entities	(0.4)	—	(0.4)

Total shareholders' equity	3,520.1	(11.2)	3,508.9

Total liabilities and shareholders' equity	$16,802.7	$(23.3)	$16,779.4

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

2. Restatement of Previously Issued Financial Statements (Continued)

        The effect of the restatement on the consolidated statements of operations is shown in the tables below.

	Year Ended December 31, 2010
	As Previously Filed	(1) Financial Guaranty VIE Eliminations	(2) Other Adjustments	Restated
	(in millions, except per share amounts)
Revenues
Net earned premiums	$1,186.7	$—	$—	$1,186.7
Net investment income	354.7	—	—	354.7
Net realized investment gains (losses)	(2.0)	—	—	(2.0)
Net change in fair value of credit derivatives	(4.3)	—	2.7	(1.6)
Fair value gain (loss) on committed capital securities	9.2	—	—	9.2
Net change in financial guaranty variable interest entities	(183.1)	(90.5)	—	(273.6)
Other income	40.1	—	—	40.1

Total revenues	1,401.3	(90.5)	2.7	1,313.5

Expenses
Loss and loss adjustment expenses	413.8	2.9	(4.5)	412.2
Interest and other operating expenses	352.0	—	—	352.0

Total expenses	765.8	2.9	(4.5)	764.2

Income (loss) before income taxes	635.5	(93.4)	7.2	549.3
Provision (benefit) for income taxes
Current	(25.2)	—	—	(25.2)
Deferred	111.8	(32.7)	1.7	80.8

Total provision (benefit) for income taxes	86.6	(32.7)	1.7	55.6

Net income (loss)	548.9	(60.7)	5.5	493.7
Less: Non-controlling interest of variable interest entities	—	—	—	—

Net income (loss) attributable to Assured Guaranty Ltd.	$548.9	$(60.7)	$5.5	$493.7

Earnings per share:
Basic	$2.98			$2.68
Diluted	$2.90			$2.61

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

2. Restatement of Previously Issued Financial Statements (Continued)

	Year Ended December 31, 2009
	As Previously Filed	(2) Other Adjustments	Restated
	(in millions except per share amounts)
Revenues
Net earned premiums	$930.4	$—	$930.4
Net investment income	259.2	—	259.2
Net realized investment gains (losses)	(32.7)	—	(32.7)
Net change in fair value of credit derivatives	(174.2)	—	(174.2)
Fair value gain (loss) on committed capital securities	(122.9)	—	(122.9)
Net change in financial guaranty variable interest entities	(1.2)	—	(1.2)
Other income	58.5	—	58.5

Total revenues	917.1	—	917.1

Expenses
Loss and loss adjustment expenses	377.8	16.0	393.8
Interest and other operating expenses	406.4	—	406.4

Total expenses	784.2	16.0	800.2

Income (loss) before income taxes	132.9	(16.0)	116.9
Provision (benefit) for income taxes
Current	217.3	—	217.3
Deferred	(180.4)	(4.8)	(185.2)

Total provision (benefit) for income taxes	36.9	(4.8)	32.1

Net income (loss)	96.0	(11.2)	84.8
Less: Non-controlling interest of variable interest entities	(1.2)	—	(1.2)

Net income (loss) attributable to Assured Guaranty Ltd.	$97.2	$(11.2)	$86.0

Earnings per share:
Basic	$0.77		$0.68
Diluted	$0.75		$0.66

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

2. Restatement of Previously Issued Financial Statements (Continued)

        The effect of the restatement on the consolidated statements of comprehensive income is shown in the tables below.

	Year Ended December 31, 2010
	As Previously Filed	(1) Financial Guaranty VIE Eliminations	(2) Other Adjustments	Restated
	(in millions)
Net income	$548.9	$(60.7)	$5.5	$493.7
Unrealized holding gains (losses) arising during the period	(28.8)	1.1	—	(27.7)
Less: reclassification adjustment for gains (losses)	1.5	—	—	1.5

Change in net unrealized gains on investments	(30.3)	1.1	—	(29.2)
Change in cumulative translation adjustment	(0.4)	—	—	(0.4)
Change in cash flow hedge	(0.4)	—	—	(0.4)

Other comprehensive income (loss)	(31.1)	1.1	—	(30.0)

Comprehensive income (loss)	517.8	(59.6)	5.5	463.7
Less: Comprehensive income (loss) attributable to non-controlling interest of variable interest entities	—	—	—	—

Comprehensive income (loss) of Assured Guaranty Ltd.	$517.8	$(59.6)	$5.5	$463.7

	Year Ended December 31, 2009
	As Previously Filed	(2) Other Adjustments	Restated
	(in millions)
Net income	$96.0	$(11.2)	$84.8
Unrealized holding gains (losses) arising during the period	165.9	—	165.9
Less: reclassification adjustment for gains (losses)	(34.1)	—	(34.1)

Change in net unrealized gains on investments	200.0	—	200.0
Change in cumulative translation adjustment	(3.0)	—	(3.0)
Change in cash flow hedge	(0.4)	—	(0.4)

Other comprehensive income(loss)	196.6	—	196.6

Comprehensive income (loss)	292.6	(11.2)	281.4
Less: Comprehensive income (loss) attributable to non-controlling interest of variable interest entities	(1.2)	—	(1.2)

Comprehensive income (loss) of Assured Guaranty Ltd.	$293.8	$(11.2)	$282.6

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

2. Restatement of Previously Issued Financial Statements (Continued)

        The effect of the restatement on the consolidated statements of cash flows is shown in the tables below.

	Year Ended December 31, 2010
	As Previously Filed	(1) Financial Guaranty VIE Eliminations	(2) Other Adjustments	Restated
	(in millions)
Operating activities
Net income	$548.9	$(60.7)	$5.5	$493.7
Non-cash interest and operating expenses	24.4	—	—	24.4
Net amortization of premium on fixed maturity securities	46.3	—	—	46.3
Provision (benefit) for deferred income taxes	111.8	(32.7)	1.7	80.8
Net realized investment losses (gains)	2.0	—	—	2.0
Net unrealized losses (gains) on credit derivatives	157.8	—	(2.7)	155.1
Fair value loss (gain) on committed capital securities	(9.2)	—	—	(9.2)
Non-cash items in other income	4.3	—	—	4.3
Change in deferred acquisition costs	2.2	—	—	2.2
Change in premiums receivable, net of ceding commissions.	376.5	—	—	376.5
Change in ceded unearned premium reserves	258.6	—	(2.4)	256.2
Change in unearned premium reserve	(1,297.4)	—	19.2	(1,278.2)
Change in loss and loss adjustment expense reserve, net	(449.5)	—	(21.3)	(470.8)
Change in current income taxes	(87.2)	—	—	(87.2)
Other changes in credit derivatives assets and liabilities, net	33.7	—	—	33.7
Change in financial guaranty variable interest entities' assets and liabilities	422.0	118.6	—	540.6
Other	(41.2)	—	—	(41.2)

Net cash flows provided by (used in) operating activities	$104.0	$25.2	$—	$129.2

Investing activities
Fixed maturity securities:
Purchases	(2,461.7)	—	—	(2,461.7)
Sales	1,063.6	—	—	1,063.6
Maturities	994.4	—	—	994.4
Net sales (purchases) of short-term investments	637.3	(24.0)	—	613.3
Net proceeds from paydowns on financial guaranty variable interest entities' assets	424.0	—	—	424.0
Other	19.7	—	—	19.7

Net cash flows provided by (used in) investing activities	677.3	(24.0)	—	653.3

Financing activities
Dividends paid	(33.2)	—	—	(33.2)
Repurchases of common stock	(10.5)	—	—	(10.5)
Share activity under option and incentive plans	(2.0)	—	—	(2.0)
Net paydowns of financial guaranty variable interest entities' liabilities	(650.8)	—	—	(650.8)
Repayment of long-term debt	(20.9)	—	—	(20.9)

Net cash flows provided by (used in) financing activities	(717.4)	—	—	(717.4)
Effect of exchange rate changes	(0.8)	—	—	(0.8)

Increase in cash	63.1	1.2	—	64.3
Cash at beginning of year	44.1	—	—	44.1

Cash at end of year	$107.2	$1.2	$—	$108.4

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

2. Restatement of Previously Issued Financial Statements (Continued)

	Year Ended December 31, 2009
	As Previously Filed	(2) Other Adjustments	Restated
	(in millions)
Net income	$96.0	$(11.2)	$84.8
Non-cash interest and operating expenses	16.3	—	16.3
Net amortization of premium on fixed maturity securities	22.0	—	22.0
Provision (benefit) for deferred income taxes	(180.4)	(4.8)	(185.2)
Net realized investment losses (gains)	32.7	—	32.7
Net unrealized losses (gains) on credit derivatives	337.8	—	337.8
Fair value loss (gain) on committed capital securities	122.9	—	122.9
Goodwill and settlements of pre-existing relationship	23.3	—	23.3
Non-cash items in other income	(20.7)	—	(20.7)
Change in deferred acquisition costs	31.6	—	31.6
Change in premiums receivable, net of ceding commissions.	119.7	—	119.7
Change in ceded unearned premium reserves	200.7	2.4	203.1
Change in unearned premium reserve	(711.9)	(19.2)	(731.1)
Change in loss and loss adjustment expense reserve, net	(31.6)	32.8	1.2
Change in current income taxes	175.9	—	175.9
Other changes in credit derivatives assets and liabilities, net	15.8	—	15.8
Other	29.1	—	29.1

Net cash flows provided by (used in) operating activities	$279.2	$—	$279.2

(1)
Represents adjustments related to the correction of financial guaranty VIE intercompany eliminations.

(2)
Represents other adjustments of immaterial errors. These corrections related to (a) errors in expected losses that had previously been corrected by the Company in the period such errors were identified, but which are now being recorded in the period in which they arose, (b) an error related to one credit derivative contract that resulted from the use of an incorrect par outstanding balance in the pricing model and (c) the correction of an error related to the classification of financial guaranty VIE assets and liabilities that resulted from a misinterpretation of a trustee report.

        The Company also revised certain disclosures in Note 21 as part of the restatement of these financial statements.

3. Business Changes, Risks, Uncertainties and Accounting Developments

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

3. Business Changes, Risks, Uncertainties and Accounting Developments (Continued)

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

NRSRO Rating Actions

        The NRSROs have downgraded the insurance financial strength ratings of all the Company's insurance subsidiaries over the course of the last several years from their previous AAA levels. There can be no assurance that NRSROs will not take further action on the Company's ratings. See Note 6, Note 8 and Note 13 for more information regarding the effect of NRSRO rating actions on the credit derivative business and the assumed reinsurance business of the Company. On January 24, 2011, Standard and Poor's Rating Services ("S&P") released a publication entitled "Request for Comment: Bond Insurance Criteria," in which it requested comments on proposed changes to its bond insurance ratings criteria. In the Request for Comment, S&P noted that it could lower its financial strength ratings on existing investment-grade bond insurers (which include the Company's insurance subsidiaries) by one or more rating categories if the proposed bond insurance ratings criteria are adopted, unless those bond insurers raise additional capital or reduce risk. The effect of this change in criteria, if adopted, and of the potential downgrade of the Company's financial strength ratings on the Company's financial condition and prospects is uncertain at this time. The Company believes that these rating agency actions and proposals, including the uncertainty caused by the release of S&P's Request for Comment, have reduced the Company's new business opportunities and have also affected the value of the Company's product to issuers and investors. The insurance subsidiaries' financial strength ratings are an important competitive factor in the financial guaranty insurance and reinsurance markets. If the financial strength or financial enhancement ratings of any of the Company's insurance subsidiaries were reduced below current levels, the Company expects it would have further adverse effects on its future business opportunities as well as the premiums it could charge for its insurance policies and consequently, a downgrade could harm the Company's new business production, results of operations and financial condition. See Note 23.

AGMH Acquisition

        On the July 1, 2009 ("Acquisition Date"), the Company, through its wholly-owned subsidiary, AGUS, purchased AGMH (formerly Financial Security Assurance Holdings Ltd, the "AGMH Acquisition") and, indirectly, its subsidiaries (excluding those involved in AGMH's former Financial Products Business, which was comprised of its guaranteed investment contracts ("GIC") business, its medium term notes business and the equity payment agreements associated with AGMH's leveraged lease business, collectively, the "Financial Products Business") from Dexia Holdings Inc. ("Dexia

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

3. Business Changes, Risks, Uncertainties and Accounting Developments (Continued)

Holdings"), an indirect subsidiary of Dexia SA and certain of its affiliates (together, "Dexia"). The principal operating subsidiary acquired was AGM (formerly Financial Security Assurance Inc.). The acquired companies are collectively referred to as the "Acquired Companies." The AGMH subsidiaries that conducted AGMH's former financial products business (the "Financial Products Companies") were sold to Dexia Holdings prior to the AGMH Acquisition. The purchase price paid by the Company was $546.0 million in cash and 22.3 million common shares of AGL with an Acquisition Date fair value of $275.9 million, for a total purchase price of $821.9 million.

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

        The Company financed the AGMH Acquisition with a common share and equity unit offering on June 24, 2009. The net proceeds after underwriting expenses and offering costs for these two offerings totaled approximately $616.5 million. Of that amount, $170.8 million related to the equity unit offering, $168.0 million of which was recognized as long-term debt and $2.8 million as additional paid-in-capital within shareholders' equity. Offering costs totaled approximately $43.5 million of which $41.8 million were recorded within additional paid-in capital. See Notes 4 and Note 6 for the Company's accounting policy for business combinations and its effect on financial guaranty contracts.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

3. Business Changes, Risks, Uncertainties and Accounting Developments (Continued)

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

Accounting Changes

        Over the past three years there has been significant GAAP rule making activity which has significantly affected the accounting policies and presentation of the Company's financial information. All of these pronouncements have a significant effect on the comparability of the periods presented herein. The most significant changes are listed below in order of occurrence:

  •
  The adoption of a new financial guaranty accounting model affected premium revenue and loss recognition policies. The most significant change was that loss and LAE is recognized only to the extent that it exceeds deferred premium revenue. See Note 6.

  •
  The adoption of new other-than-temporary impairment ("OTTI") guidance on April 1, 2009 requires the bifurcation of credit losses, which are recorded in income, and non credit losses, which are recorded in other comprehensive income ("OCI"). See Note 10.

  •
  The adoption of a new VIE consolidation standard on January 1, 2010 resulted in the consolidation of variable interest entities of certain insured transactions. See Note 9.

4. Business Combinations

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

        In many cases, determining the fair value of acquired assets and assumed liabilities required the Company to exercise significant judgment. The most significant of these determinations related to the valuation of the acquired financial guaranty direct and ceded contracts. The fair value of a financial guaranty direct contract accounted for as insurance is the estimated premium that a similarly rated hypothetical financial guarantor would demand to assume each policy and not the actual cash flows under the insurance contract. The methodology for determining such value takes into account the

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

4. Business Combinations (Continued)

rating of the insured obligation, expectation of loss, sector and term. On January 1, 2009, a new accounting standard became effective for financial guaranty contracts accounted for as insurance which requires a Company to recognize loss reserves only to the extent expected losses exceed deferred premium revenue on a contract by contract basis. As the fair value of the deferred premium revenue exceeded the Company's estimate of expected loss for each contract, no loss reserves were recorded at July 1, 2009 for the Acquired Companies' contracts. See Note 6.

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

        Additionally, other acquisition accounting adjustments included (1) the write off of the Acquired Companies' deferred acquisition cost ("DAC") and (2) the consolidation of certain financial guaranty VIEs in which the combined variable interest of the Acquired Companies and AG Re resulted in the Company being the primary beneficiary. Effective January 1, 2010, the Company deconsolidated these financial guaranty VIEs in accordance with a new GAAP standard as discussed in Note 9.

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

        The Company had existing goodwill on its balance sheet at the date of acquisition relating to a previous acquisition. The Company reassessed the recoverability of the goodwill in the Third Quarter 2009 subsequent to the AGMH Acquisition, which provided the Company's largest assumed book of business prior to the acquisition. As a result of the AGMH Acquisition, which significantly diminished the Company's potential near future market for assuming reinsurance, combined with the continued credit crisis, which adversely affected the fair value of the Company's in-force policies, management determined to write off the full carrying value of $85.4 million of goodwill on its books prior to the

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

4. Business Combinations (Continued)

AGMH Acquisition in the Third Quarter 2009. This charge did not have any adverse effect on the Company's debt agreements or its overall compliance with the covenants of its debt agreements.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

4. Business Combinations (Continued)

Pro Forma Condensed Combined Results of Operations (Unaudited)

	Year Ended December 31, 2009			Year Ended December 31, 2008
	Revenues	Net Income (Loss) Attributable to Assured Guaranty Ltd.	Net Income (Loss) per Basic Share	Revenues	Net Income (Loss) Attributable to Assured Guaranty Ltd.	Net Income (Loss) per Basic Share
	(in millions, except per share amounts)
	(restated)	(restated)	(restated)
Assured Guaranty as reported	$917.1	$86.0	$0.68	$553.2	$68.9	$0.78
Pro forma combined	2,304.2	812.6	4.19	806.0	(1,072.8)	(7.17)

5. Outstanding Exposure

        The Company's insurance policies and credit derivative contracts are written in different forms, but collectively are considered financial guaranty contracts. They typically guarantee the scheduled payments of principal and interest ("Debt Service") on public finance and structured finance obligations. The Company seeks to limit its exposure to losses by underwriting obligations that are investment grade at inception, diversifying its portfolio and maintaining rigorous subordination or collateralization requirements on structured finance obligations. The Company also utilizes reinsurance by ceding business to third-party reinsurers. The Company provides financial guaranties with respect to debt obligations of special purpose entities, including VIEs. Based on accounting standards in effect during any given reporting period, some of these VIEs are consolidated as described in Note 9. Outstanding par and Debt Service amounts are presented below, including outstanding exposures on VIEs whether or not they are consolidated.

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

(1)
As discussed in Note 3, this represents the exposure to AGM's financial guaranties of GICs issued by AGMH's former financial products companies. This exposure is guaranteed by Dexia. The Company is also protected by guaranties issued by the French and Belgian governments.

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

        Credits identified as BIG are subjected to further review to determine the probability of a loss (see Note 6 "Loss estimation process"). Surveillance personnel then assign each BIG transaction to the appropriate BIG surveillance category based upon whether a lifetime loss is expected and whether a claim has been paid. The Company expects "lifetime losses" on a transaction when the Company believes there is more than a 50% chance that, on a present value basis, it will pay more claims over the life of that transaction than it will ultimately have been reimbursed. For surveillance purposes, the Company calculates present value using a constant discount rate of 5%. (A risk free rate is used for recording of reserves for financial statement purposes.) A "liquidity claim" is a claim that the Company expects to be reimbursed within one year.

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

Financial Guaranty Exposures
(Insurance and Credit Derivative Form)

	December 31, 2010
	BIG Net Par Outstanding
					Net Par Outstanding	BIG Net Par as a % of Net Par Outstanding
	BIG 1	BIG 2	BIG 3	Total BIG
	(in millions)
	(restated)	(restated)
First lien U.S. RMBS:
Prime first lien	$82	$542	$—	$624	$849	0.1%
Alt-A first lien	976	3,108	573	4,657	6,134	0.8
Alt-A option ARM	33	2,186	640	2,859	3,214	0.5
Subprime (including net interest margin securities)	729	2,248	106	3,083	9,039	0.4
Second lien U.S. RMBS:
Closed end second lien	63	444	624	1,131	1,164	0.2
Home equity lines of credit ("HELOCs")	369	—	3,632	4,001	4,730	0.6

Total U.S. RMBS	2,252	8,528	5,575	16,355	25,130	2.6
Other structured finance	2,687	363	2,447	5,497	124,262	0.9
Public finance	3,752	283	919	4,954	467,739	0.8

Total	$8,691	$9,174	$8,941	$26,806	$617,131	4.3%

	December 31, 2009
	BIG Net Par Outstanding
					Net Par Outstanding	BIG Net Par as a % of Net Par Outstanding
	BIG 1	BIG 2	BIG 3	Total BIG
	(in millions)
First lien U.S. RMBS:
Prime first lien	$564	$51	$—	$615	$985	0.1%
Alt-A first lien	752	3,698	173	4,623	7,108	0.7
Alt-A option ARM	629	2,811	—	3,440	3,882	0.6
Subprime (including net interest margin securities)	985	1,648	55	2,688	9,956	0.4
Second lien U.S. RMBS:
Closed end second lien	123	628	509	1,260	1,305	0.2
HELOCs	13	113	4,372	4,498	5,940	0.7

Total U.S. RMBS	3,066	8,949	5,109	17,124	29,176	2.7
Other structured finance	1,211	967	2,093	4,271	145,393	0.7
Public finance	2,361	723	687	3,771	465,853	0.6

Total	$6,638	$10,639	$7,889	$25,166	$640,422	4.0%

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

5. Outstanding Exposure (Continued)

Net Par Outstanding for Below Investment Grade Credits

	As of December 31, 2010
Description	Net Par Outstanding Financial Guaranty Insurance	% of Total Net Par Outstanding	Net Par Outstanding Credit Derivatives	% of Total Net Par Outstanding	Net Par Outstanding Total	% of Total Net Par Outstanding	Number of Credits in Category
	(dollars in millions)
	(restated)				(restated)		(restated)
BIG:
Category 1	$5,450	0.9%	$3,241	0.5%	$8,691	1.4%	150
Category 2	5,717	0.9	3,457	0.6	9,174	1.5	148
Category 3	7,281	1.1	1,660	0.3	8,941	1.4	127

Total BIG	$18,448	2.9%	$8,358	1.4%	$26,806	4.3%	425

	As of December 31, 2009
Description	Net Par Outstanding Financial Guaranty Insurance	% of Total Net Par Outstanding	Net Par Outstanding Credit Derivatives	% of Total Net Par Outstanding	Net Par Outstanding Total	% of Total Net Par Outstanding	Number of Credits in Category
	(dollars in millions)
BIG:
Category 1	$4,230	0.7%	$2,408	0.4%	$6,638	1.1%	112
Category 2	6,805	1.1	3,834	0.6	10,639	1.7	208
Category 3	6,672	1.0	1,217	0.2	7,889	1.2	44

Total BIG	$17,707	2.8%	$7,459	1.2%	$25,166	4.0%	364

6. Financial Guaranty Contracts Accounted for as Insurance

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

  •
  It is the present value of either (1) contractual premiums due or (2) premiums expected to be collected over the life of the contract for installment premium financial guaranty insurance contracts originally underwritten by the Company. The contractual term is used unless the obligations underlying the financial guaranty contract represent homogeneous pools of assets for which prepayments are contractually prepayable, the amount of prepayments are probable, and the timing and amount of prepayments can be reasonably estimated. The Company adjusts prepayment assumptions when those assumptions change and recognizes a prospective change in premium revenues as a result. When the Company adjusts prepayment assumptions, an adjustment is recorded to the deferred premium revenue, and a corresponding adjustment to the premium receivable.

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

        Prior to January 1, 2009, upfront premiums were earned in proportion to the expiration of the amount at risk. Each installment premium was earned ratably over its installment period, generally one year or less. Premium earnings under both the upfront and installment revenue recognition methods were based upon and were in proportion to the principal amount guaranteed and therefore resulted in higher premium earnings during periods where guaranteed principal was higher. For insured bonds for which the par value outstanding was declining during the insurance period, upfront premium earnings were greater in the earlier periods, thereby matching revenue recognition with the underlying risk. The premiums were allocated in accordance with the principal amortization schedule of the related bond issuance and were earned ratably over the amortization period. When an insured issuance was retired early, was called by the issuer, or was in substance paid in advance through a refunding accomplished

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

by placing U.S. Government securities in escrow, the remaining unearned premium reserves were earned at that time. Unearned premium reserve represented the portion of premiums written that were applicable to the unexpired amount at risk of insured bonds. On contracts where premiums were paid in installments, only the currently due installment was recorded in the financial statements.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

Policy Acquisition Costs

        Costs that vary with and are directly related to the production of new financial guaranty contracts accounted for as insurance are deferred and amortized in relation to earned premiums. These costs include direct and indirect expenses such as ceding commissions, and the cost of underwriting and marketing personnel. Management uses its judgment in determining the type and amount of cost to be deferred. The Company conducts an annual study to determine which operating costs vary with, and are directly related to, the acquisition of new business, and therefore qualify for deferral. Ceding commission income on business ceded to third party reinsurers reduce policy acquisition costs and are deferred. Expected losses, LAE and the remaining costs of servicing the insured or reinsured business are considered in determining the recoverability of DAC. When an insured issue is retired early, the remaining related DAC is expensed at that time. Beginning January 1, 2009, ceding commission expense and income associated with future installment premiums on assumed and ceded business, respectively, are calculated at their contractually defined rates and recorded in deferred acquisition costs on the consolidated balance sheets with a corresponding offset to net premium receivable or payable.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

Adoption of Financial Guaranty Accounting Standard

        The following table presents the effect of adopting the new financial guaranty accounting standard on January 1, 2009 on the Company's consolidated balance sheet. The new financial guaranty accounting standard changed the premium revenue and loss recognition methodologies.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

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

        On the Acquisition Date, there were limited financial guaranty contracts being written in the structured finance market, particularly in the U.S. RMBS asset class. Therefore, for certain asset classes, significant judgment was required to determine the estimated fair value of the acquired contracts. The Company determined the fair value of these contracts by taking into account the rating of the insured obligation, expectation of loss, estimate risk premiums, sector and term. The AGMH financial guaranty insurance and reinsurance contracts were recorded as follows:

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

	Year Ended December 31,
	2010	2009
	(in millions)
Foreign exchange translation	(31.4)	37.0
Other adjustments	(1.8)	(5.2)

Balance, end of period(1)	$1,167.6	$1,418.2

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

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

(1)
Represents undiscounted amounts expected to be collected and excludes the other segment.

        The unearned premium reserve is comprised of deferred premium revenue and the contra-paid as presented in the table below.

Net Unearned Premium Reserve

	As of December 31, 2010			As of December 31, 2009 (restated)
	Gross Unearned Premium Reserve	Ceded Unearned Premium Reserve	Net Unearned Premium Reserve	Gross Unearned Premium Reserve	Ceded Unearned Premium Reserve	Net Unearned Premium Reserve
	(in millions)
Deferred premium revenue	$7,108.6	$846.6	$6,262.0	$8,536.7	$1,095.6	$7,441.1
Contra-paid	(146.1)	(24.8)	(121.3)	(168.4)	(17.5)	(150.9)

Total financial guaranty	6,962.5	821.8	6,140.7	8,368.3	1,078.1	$7,290.2
Other	10.4	—	10.4	12.7	—	12.7

Total	$6,972.9	$821.8	$6,151.1	$8,381.0	$1,078.1	$7,302.9

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

Expected Timing of Financial Guaranty Insurance
Premium and Loss Recognition

	As of December 31, 2010
	Scheduled Net Earned Premium	Net Expected Loss to be Expensed(1)	Net
	(in millions)
		(restated)	(restated)
2011 (January 1–March 31)	$199.4	$51.6	$147.8
2011 (April 1–June 30)	186.3	42.3	144.0
2011 (July 1–September 30)	174.0	34.0	140.0
2011 (October 1–December 31)	164.4	28.7	135.7
2012	578.3	84.9	493.4
2013	501.7	78.9	422.8
2014	448.3	68.8	379.5
2015	399.1	54.9	344.2
2016 - 2020	1,492.4	185.2	1,307.2
2021 - 2025	934.2	95.4	838.80
2026 - 2030	575.6	55.0	520.6
After 2030	608.3	54.2	554.1

Total present value basis(2)(3)	6,262.0	833.9	5,428.1
Discount	367.5	785.5	(418.0)

Total future value	$6,629.5	$1,619.4	$5,010.1

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

(1)
As discussed in Note 4, the Company settled the pre-existing relationship with AGMH. This relates to DAC associated with business previously assumed by AG Re from AGMH.

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

Financial Guaranty Insurance
Present Value of Net Expected Loss and LAE to be paid
Roll Forward by Sector(1)

	Expected Loss to be Paid as of December 31, 2009	Development and Accretion of Discount	Less: Paid Losses	Expected Loss to be Paid as of December 31, 2010
	(in millions)
	(restated)	(restated)		(restated)
U.S. RMBS:
First lien:
Prime first lien	$—	$1.4	$—	$1.4
Alt-A first lien	204.4	40.0	60.0	184.4
Alt-A option ARM	545.2	160.1	181.6	523.7
Subprime	77.5	126.3	3.4	200.4

Total first lien	827.1	327.8	245.0	909.9
Second lien:
CES	199.3	(73.3)	69.4	56.6
HELOCs	(206.6)	(86.3)	512.8	(805.7)

Total second lien	(7.3)	(159.6)	582.2	(749.1)

Total U.S. RMBS	819.8	168.2	827.2	160.8
Other structured finance	115.7	52.0	8.6	159.1
Public finance	130.9	9.6	51.6	88.9

Total	$1,066.4	$229.8	$887.4	$408.8

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

	Loss and LAE Reserve as of December 31, 2008	Change in Accounting (2)	Expected Loss to be Paid as of January 1, 2009	Expected Loss of AGMH at July 1, 2009	Development and Accretion of Discount	Less: Paid Losses	Expected Loss to be Paid as of December 31, 2009
	(in millions)
				(restated)	(restated)		(restated)
U.S. RMBS:
First lien:
Prime first lien	$2.4	$(2.4)	$—	$—	$—	$—	$—
Alt-A first lien	5.4	4.4	9.8	223.1	(27.5)	1.0	204.4
Alt-A option ARM	4.5	8.7	13.2	477.6	55.1	0.7	545.2
Subprime	15.1	(5.4)	9.7	72.4	(2.0)	2.6	77.5

Total first lien	27.4	5.3	32.7	773.1	25.6	4.3	827.1
Second lien:
Closed end second lien	39.5	(0.7)	38.8	227.4	34.2	101.1	199.3
HELOC	(43.1)	(13.0)	(56.1)	347.3	30.3	528.1	(206.6)

Total second lien	(3.6)	(13.7)	(17.3)	574.7	64.5	629.2	(7.3)

Total U.S. RMBS	23.8	(8.4)	15.4	1,347.8	90.1	633.5	819.8
Other structured finance	51.7	7.1	58.8	9.9	47.8	0.8	115.7
Public finance	38.3	(4.0)	34.3	81.2	38.6	23.2	130.9

Total	$113.8	$(5.3)	$108.5	$1,438.9	$176.5	$657.5	$1,066.4

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

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

Reconciliation of Expected Loss to be Paid and Net Expected Loss to be Expensed

As of December 31, 2010 (restated)
(in millions)
Net expected to be paid	$408.8
Less: net expected to be paid for financial guaranty VIEs	49.2

Total	359.6
Contra-paid, net	121.3
Salvage and subrogation recoverable, net(1)	903.0
Loss and LAE reserve, net(2)	(550.0)

Net expected to be expensed(3)	$833.9

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

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

        The following table shows the Company's key assumptions used in its calculation of estimated expected losses for the Company's direct vintage 2004 - 2008 second lien U.S. RMBS as of December 31, 2010, December 31, 2009 and December 31, 2008:

Assumptions in Base Case Expected Loss Estimates
Second Lien RMBS(1)

HELOC Key Variables	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008
Plateau conditional default rate	4.2 – 22.1%	10.7 – 40.0%	19.0 – 21.0%
Final conditional default rate trended down to	0.4 – 3.2%	0.5 – 3.2%	1.0%
Expected period until final conditional default rate	24 months	21 months	15 months
Initial conditional prepayment rate	3.3 – 17.5%	1.9 – 14.9%	7.0 – 8.0%
Final conditional prepayment rate	10%	10%	7.0 – 8.0%
Loss severity	98%	95%	100%
Initial draw rate	0.0 – 6.8%	0.1 – 2.0%	1.0 – 2.0%

Closed end second lien Key Variables	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008
Plateau conditional default rate	7.3 – 27.1%	21.5 – 44.2%	34.0 – 36.0%
Final conditional default rate trended down to	2.9 – 8.1%	3.3 – 8.1%	3.4 – 3.6%
Expected period until final conditional default rate achieved	24 months	21 months	24 months
Initial conditional prepayment rate	1.3 – 9.7%	0.8 – 3.6%	7.0%
Final conditional prepayment rate	10%	10%	7%
Loss severity	98%	95%	100%

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

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

Year Ended December 31, 2010
(in millions)
Inclusion of new deals with breaches of R&W during period	$170.5
Change in recovery assumptions as the result of additional file review and recovery success	253.5
Estimated increase in defaults that will result in additional breaches	188.1
Accretion of discount on balance	4.4

Total	$616.5

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

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

        The Company has projected expected loss to be paid of $14.0 million on one transaction from 2000 backed by manufactured housing loans with a net par of $70.8 million. The Company insures a total of $369.0 million net par of securities backed by manufactured housing loans, a total of $167.2 million rated BIG.

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

  Recovery Litigation

        As of March 1, 2011, the Company had filed lawsuits with regard to four second lien U.S. RMBS transactions insured by the Company, alleging breaches of R&W both in respect of the underlying loans in the transactions and the accuracy of the information provided to the Company, and failure to cure or repurchase defective loans identified by the Company to such persons. These transactions consist of the ACE Securities Corp. Home Equity Loan Trust, Series 2006-GP1, the ACE Securities Corp. Home Equity Loan Trust, Series 2007-SL2 and the ACE Securities Corp. Home Equity Loan Trust, Series 2007-SL3 transactions (in each of which the Company has sued DB Structured Products, Inc. and its affiliate ACE Securities Corp.) and the SACO I Trust 2005-GP1 transaction (in which the Company has sued JPMorgan Chase & Co.'s affiliate EMC Mortgage Corporation).

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

        The following table provides information on loss and LAE reserves net of reinsurance on the consolidated balance sheets.

Loss and LAE Reserve, Net of Reinsurance

	As of December 31, (restated)
	2010	2009
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$1.2	$—
Alt-A first lien	39.2	25.5
Alt-A option ARM	223.3	51.2
Subprime	108.3	21.8

Total first lien	372.0	98.5
Second lien:
Closed end second lien	7.7	21.2
HELOC	7.1	18.2

Total second lien	14.8	39.4

Total U.S. RMBS	386.8	137.9
Other structured finance	131.1	77.9
Public finance	81.6	67.7

Total financial guaranty	599.5	283.5
Other	2.1	2.1

Subtotal	601.6	285.6
Effect of consolidating financial guaranty VIEs	(49.5)	—

Total(1)	$552.1	$285.6

(1)
The December 31, 2010 total consists of $574.4 million loss and LAE reserves net of $22.3 million of reinsurance recoverable on unpaid losses. The December 31, 2009 total consists of $299.7 million loss and LAE reserves net of $14.1 million of reinsurance recoverable on unpaid losses.

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
	(in millions)
		(restated)
U.S. RMBS:
First lien:
Alt-A first lien	$2.7	$—
Alt-A option ARM	71.0	—
Subprime	0.1	0.1

Total first lien	73.8	0.1
Second lien:
Closed end second lien	51.8	0.1
HELOC	956.8	390.9

Total second lien	1,008.6	391.0

Total U.S. RMBS	1,082.4	391.1
Other structured finance	1.4	1.0
Public finance	40.8	2.5

Total	1,124.6	394.6
Effect of consolidating financial guaranty VIEs	(92.2)	—

Total gross recoverable	1,032.4	394.6
Less: Ceded recoverable(1)	129.4	39.0

Net recoverable	$903.0	$355.6

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

	Year Ended December 31,
	2010	2009	2008
	(in millions)
	(restated)	(restated)
Financial Guaranty:
U.S. RMBS:
First lien:
Prime first lien	$0.9	$—	$0.1
Alt-A first lien	37.4	21.1	5.1
Alt-A option ARM	272.4	43.0	4.5
Subprime	85.9	13.1	9.3

Total first lien	396.6	77.2	19.0
Second lien:
Closed end second lien	5.2	47.8	56.8
HELOC	(20.4)	154.1	156.0

Total second lien	(15.2)	201.9	212.8

Total U.S. RMBS	381.4	279.1	231.8
Other structured finance	63.6	31.4	14.2
Public finance	32.9	71.2	19.2

Total financial guaranty	477.9	381.7	265.2
Other	0.2	12.1	0.6

Subtotal	478.1	393.8	265.8
Effect of consolidating financial guaranty VIEs	(65.9)	—	—

Total loss and LAE	$412.2	$393.8	$265.8

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

Net Losses Paid on Financial Guaranty Insurance Contracts

	Year Ended December 31,
	2010	2009(1)	2008
	(in millions)
U.S. RMBS:
First lien:
Alt-A first lien	$60.0	$1.0	$—
Alt-A option ARM	181.6	0.7	—
Subprime	3.4	2.6	1.8

Total first lien	245.0	4.3	1.8
Second lien:
Closed end second lien	69.4	101.1	17.5
HELOC	512.8	528.1	220.3

Total second lien	582.2	629.2	237.8

Total U.S. RMBS	827.2	633.5	239.6
Other structured finance	8.6	0.8	2.5
Public finance	51.6	23.2	14.7

Total financial guaranty	887.4	657.5	256.8
Other	0.2	12.5	0.9

Subtotal	887.6	670.0	257.7
Effect of consolidating financial guaranty VIEs	(143.4)	—	—

Total	$744.2	$670.0	$257.7

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

December 31, 2010, 2009 and 2008

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

        The following table provides information on financial guaranty insurance and reinsurance contracts categorized as BIG as of December 31, 2010 and 2009:

Financial Guaranty Insurance BIG Transaction Loss Summary
December 31, 2010

	BIG Categories
	BIG 1		BIG 2		BIG 3
	Gross	Ceded	Gross	Ceded	Gross	Ceded	Total BIG, Net(1)	Effect of Consolidating VIEs	Total
	(dollars in millions)
	(restated)	(restated)	(restated)	(restated)			(restated)		(restated)
Number of risks(2)	119	(45)	98	(42)	115	(42)	332	—	332
Remaining weighted-average contract period (in years)	11.7	16.0	8.4	7.9	8.8	6.0	9.6	—	9.6
Outstanding exposure:
Principal	$6,173.0	$(723.3)	$5,899.3	$(182.8)	$7,954.5	$(673.6)	$18,447.1	$—	$18,447.1
Interest	3,599.5	(580.4)	2,601.6	(70.9)	2,490.7	(186.3)	7,854.2	—	7,854.2

Total	$9,772.5	$(1,303.7)	$8,500.9	$(253.7)	$10,445.2	$(859.9)	$26,301.3	$—	$26,301.3

Expected cash outflows(inflows)	$303.9	$(20.2)	$2,036.6	$(68.9)	$2,256.6	$(133.2)	$4,374.8	$(384.2)	$3,990.6
Potential recoveries(3)	(375.2)	37.4	(533.0)	16.6	(2,543.6)	197.5	(3,200.3)	354.8	(2,845.5)

Subtotal	(71.3)	17.2	1,503.6	(52.3)	(287.0)	64.3	1,174.5	(29.4)	1,145.1
Discount	(21.0)	(5.5)	(613.2)	21.5	(139.6)	(7.9)	(765.7)	(19.8)	(785.5)

Present value of expected cash flows	$(92.3)	$11.7	$890.4	$(30.8)	$(426.6)	$56.4	$408.8	$(49.2)	$359.6

Deferred premium revenue	$169.9	$(16.9)	$572.4	$(30.3)	$995.9	$(120.7)	$1,570.3	$(263.9)	$1,306.4
Reserves (salvage)(4)	$(112.9)	$12.4	$424.4	$(9.5)	$(815.9)	$105.8	$(395.7)	$42.7	$(353.0)

Financial Guaranty Insurance BIG Transaction Loss Summary
December 31, 2009

	BIG Categories
	BIG 1		BIG 2		BIG 3
	Gross	Ceded	Gross	Ceded	Gross	Ceded	Total
	(dollars in millions)
			(restated)		(restated)	(restated)	(restated)
Number of risks(2)	97	(54)	161	(46)	37	(27)	295
Remaining weighted-average contract period (in years)	9.1	12.2	7.6	7.4	8.9	5.5	8.5
Outstanding exposure:
Principal	$4,651.1	$(420.2)	$7,116.3	$(311.7)	$7,455.0	$(783.4)	$17,707.1
Interest	1,644.8	(112.5)	2,804.8	(119.7)	1,924.4	(195.2)	5,946.6

Total	$6,295.9	$(532.7)	$9,921.1	$(431.4)	$9,379.4	$(978.6)	$23,653.7

Expected cash outflows(inflows)	$35.8	$(20.5)	$1,961.9	$(98.3)	$2,599.7	$(245.5)	$4,233.1
Potential recoveries(3)	(3.5)	—	(506.6)	15.7	(2,312.0)	216.4	(2,590.0)

Subtotal	32.3	(20.5)	1,455.3	(82.6)	287.7	(29.1)	1,643.1
Discount	(18.3)	11.3	(419.8)	28.4	(161.4)	(16.9)	(576.7)

Present value of expected cash flows	$14.0	$(9.2)	$1,035.5	$(54.2)	$126.3	$(46.0)	$1,066.4

Deferred premium revenue	$49.3	$—	$1,190.2	$(14.5)	$1,274.2	$(141.9)	$2,357.3
Reserves (salvage)(4)(5)	$(0.1)	$—	$156.6	$(4.6)	$(256.6)	$24.5	$(80.2)

(1)
Includes BIG amounts relating to VIEs that the Company consolidates.

(2)
A risk represents the aggregate of the financial guarantee policies that share the same revenue source for purposes of making debt service payments.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

6. Financial Guaranty Contracts Accounted for as Insurance (Continued)

(3)
Includes estimated future recoveries for breaches of R&W as well as excess spread, and draws on HELOCs.

(4)
See table "Components of net reserves (salvage)".

(5)
Excludes LAE.

Components of Net Reserves (Salvage)

	December 31, 2010	December 31, 2009
	(in millions)
	(restated)	(restated)
Loss and LAE reserve	$574.4	$299.7
Reinsurance recoverable on unpaid losses	(22.3)	(14.1)
Salvage and subrogation recoverable	(1,032.4)	(394.6)
Salvage and subrogation payable(1)	129.4	39.0

Total	(350.9)	(70.0)
Less: other segment	2.1	2.1

Financial guaranty reserves, net of salvage and subrogation	$(353.0)	$(72.1)

(1)
Recorded as a component of Reinsurance Balances Payable.

        A downgrade of one of the Company's insurance subsidiaries may result in increased claims under financial guaranties issued by the Company. In particular, with respect to variable rate demand obligations for which a bank has agreed to provide a liquidity facility, a downgrade of the insurer may provide the bank with the right to give notice to bondholders that the bank will terminate the liquidity facility, causing the bondholders to tender their bonds to the bank. Bonds held by the bank accrue interest at a "bank bond rate" that is higher than the rate otherwise borne by the bond (typically the prime rate plus 2.00% – 3.00%, often with a floor of 7%, and capped at the maximum legal limit). In the event that the bank holds such bonds for longer than a specified period of time, usually 90-180 days, the bank has the right additionally to demand accelerated repayment of bond principal, usually through payment of equal installments over a period of not less than five years. In the event that a municipal obligor is unable to pay interest accruing at the bank bond rate or to pay principal during the shortened amortization period, a claim could be submitted to the insurer under its financial guaranty. As of March 1, 2011, the Company had insured approximately $1.2 billion of par of variable rate demand obligations issued by municipal obligors rated BBB- or lower pursuant to the Company's internal rating. For a number of such obligations, a downgrade of the insurer below A+, in the case of S&P, or below A1, in the case of Moody's, triggers the ability of the bank to notify bondholders of the termination of the liquidity facility and to demand accelerated repayment of bond principal over a period of five to ten years. The specific terms relating to the rating levels that trigger the bank's termination right, and whether it is triggered by a downgrade by one rating agency or a downgrade by all rating agencies then rating the insurer, vary depending on the transaction.

7. Fair Value Measurement

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

7. Fair Value Measurement (Continued)

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

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

7. Fair Value Measurement (Continued)

Fixed Maturity Securities and Short-term Investments

        The fair value of bonds in the investment portfolio is generally based on quoted market prices received from third party pricing services or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. If quoted market prices are not available, the valuation is based on pricing models that use dealer price quotations, price activity for traded securities with similar attributes and other relevant market factors as inputs, including security type, rating, vintage, tenor and its position in the capital structure of the issuer. The Company considers security prices from pricing services, index providers or broker-dealers to be Level 2 in the fair value hierarchy. Prices determined based upon model processes where at least one significant model assumption or input is unobservable, are considered to be Level 3 in the fair value hierarchy. The Company used model processes to price 27 fixed maturity securities as of December 31, 2010 and these securities were classified as Level 3.

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

Long-Term Debt

        The Company's long-term debt, excluding notes payable, is valued by broker- dealers using third party independent pricing sources and standard market conventions. The market conventions utilize market quotations, market transactions in comparable instruments, and various relationships between instruments, such as yield to maturity.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

7. Fair Value Measurement (Continued)

Counterparties determine credit spreads by reviewing new issuance pricing for specific asset classes and receiving price quotes from their trading desks for the specific asset in question. These quotes are validated by cross- referencing quotes received from one market source with those quotes received from another market source to ensure reasonableness. In addition, management compares the relative change experienced on published market indices for a specific asset class for reasonableness and accuracy. As discussed above the Company's model does not permit the premium to go below the minimum amount the Company would currently charge to assume similar rules. Given the current market conditions and the Company's own credit spreads, the majority of our CDS contracts are fair valued using this minimum premium.

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

7. Fair Value Measurement (Continued)

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

Fair Value Option on Financial Guaranty VIEs' Assets and Liabilities

        The Company elected the Fair Value Option for financial guaranty VIEs' assets and liabilities upon consolidation of financial guaranty VIEs on January 1, 2010 under the new VIE consolidation accounting standard described in Note 9.

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

        The total unpaid principal balance for the VIEs' assets that were over 90 days or more past due was approximately $1,199.1 million. The change in the instrument-specific credit risk of the VIEs' assets for the year ended December 31, 2010 was a loss of approximately $1,065.6 million. The difference between the aggregate unpaid principal and aggregate fair value of the VIEs' liabilities was approximately $2,053.0 million at December 31, 2010.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

7. Fair Value Measurement (Continued)

Financial Instruments Carried at Fair Value

        Amounts recorded at fair value in the Company's financial statements are included in the tables below.

Fair Value Hierarchy of Financial Instruments
As of December 31, 2010

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
	(restated)	(restated)		(restated)
Assets:
Investment portfolio, available-for-sale:
Fixed maturity securities
U.S. government and agencies	$1,048.2	$—	$1,048.2	$—
Obligations of state and political subdivisions	4,959.9	—	4,959.9	—
Corporate securities	992.5	—	992.5	—
Mortgage-backed securities:
RMBS	1,171.1	—	1,071.7	99.4
CMBS	379.1	—	379.1	—
Asset-backed securities	502.9	—	292.7	210.2
Foreign government securities	348.6	—	348.6	—

Total fixed maturity securities	9,402.3	—	9,092.7	309.6
Short-term investments	1,055.6	277.4	778.2	—
Other invested assets(1)	33.3	0.2	21.4	11.7
Credit derivative assets	592.9	—	—	592.9
Financial guaranty VIEs' assets, at fair value	3,657.5	—	—	3,657.5
Other assets	44.4	25.7	18.7	—

Total assets carried at fair value	$14,786.0	$303.3	$9,911.0	$4,571.7

Liabilities:
Credit derivative liabilities	$2,462.8	$—	$—	$2,462.8
Financial guaranty VIEs' liabilities with recourse, at fair value	3,030.9	—	—	3,030.9
Financial guaranty VIEs' liabilities without recourse, at fair value	1,337.2	—	—	1,337.2
Other liabilities	0.1	—	0.1	—

Total liabilities carried at fair value	$6,831.0	$—	$0.1	$6,830.9

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

Fair Value Level 3 Rollforward

				Year Ended December 31, 2010
				Total Pre-tax Realized/ Unrealized Gains/ (Losses)(1) Recorded in:							Change in Unrealized Gains/ (Losses) Related to Financial Instruments Held at December 31, 2010
	Fair Value at December 31, 2009	Adoption of New Accounting Standard	Fair Value at January 1, 2010				Purchases, Issuances, Settlements, net		Transfers in and/or out of Level 3	Fair Value at December 31, 2010
				Net Income (Loss)		Other Comprehensive Income (Loss)		Consolidations, Deconsolidations, net
	(in millions)
				(restated)		(restated)	(restated)	(restated)		(restated)	(restated)
Fixed maturity securities	$203.9	$—	$203.9	$(14.7)	(2)	$(30.0)	$91.2	$(14.7)	$73.9	$309.6	$(30.0)
Other invested assets	0.2	—	0.2	—	(4)	(0.5)	2.6	—	—	2.3	—
Financial guaranty VIEs' assets. at fair value	—	1,925.3	1,925.3	84.8	(3)	—	(282.4)	1,929.8	—	3,657.5	243.2
Credit derivative asset (liability), net(5)	(1,542.1)	—	(1,542.1)	(1.6)	(6)	—	(326.2)	—	—	(1,869.9)	(120.9)
Financial guaranty VIEs' liabilities with recourse, at fair value	—	(2,110.9)	(2,110.9)	(45.4)	(3)	—	255.3	(1,129.9)	—	(3,030.9)	(323.8)
Financial guaranty VIEs' liabilities without recourse, at fair value	—	(226.0)	(226.0)	(35.4)	(3)	—	91.7	(1,167.5)	—	(1,337.2)	(7.5)

			Year Ended December 31, 2009
			Total Pre-tax Realized/ Unrealized Gains/ (Losses)(1) Recorded in:						Change in Unrealized Gains/ (Losses) Related to Financial Instruments Held at December 31, 2009
	Fair Value at December 31, 2008					Purchases, Issuances, Settlements, net	Transfers in and/or out of Level 3	Fair Value at December 31, 2009
		AGMH Acquisition	Net Income (Loss)		Other Comprehensive Income (Loss)
	(in millions)
Fixed maturity securities	$—	$219.4	$(0.7)	(2)	$—	$(14.8)	$—	$203.9	$(0.7)
Other invested assets	—	—	(4.3)	(4)	—	4.5	—	0.2	(4.4)
Credit derivative asset (liability), net(5)	(586.8)	(622.8)	(174.3)	(6)	—	(158.2)	—	(1,542.1)	(328.1)

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

7. Fair Value Measurement (Continued)

        The carrying amount and estimated fair value of the Company's financial instruments are presented in the following table:

Fair Value of Financial Instruments

	As of December 31, 2010		As of December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
	(restated)	(restated)	(restated)	(restated)
Assets:
Fixed maturity securities	$9,402.3	$9,402.3	$9,139.9	$9,139.9
Short-term investments	1,055.6	1,055.6	1,668.3	1,668.3
Credit derivative assets	592.9	592.9	492.5	492.5
Other invested assets	259.8	269.7	154.4	162.1
Financial guaranty VIEs' assets	3,657.5	3,657.5	—	—
Other assets	44.4	44.4	32.4	32.4
Liabilities:
Financial guaranty insurance contracts(1)	4,777.6	5,582.8	5,987.8	7,036.4
Long-term debt	1,052.9	1,074.5	1,066.5	1,076.3
Credit derivative liabilities	2,462.8	2,462.8	2,034.6	2,034.6
Financial guaranty VIEs' liabilities with recourse	3,030.9	3,030.9	762.7	762.7
Financial guaranty VIEs' liabilities without recourse	1,337.2	1,337.2	—	—
Other liabilities	0.1	0.1	0.1	0.1

(1)
Includes the balance sheet amounts related to financial guaranty insurance contract premiums and losses, net of reinsurance.

8. Financial Guaranty Contracts Accounted for as Credit Derivatives

Accounting Policy

        Credit derivatives are recorded at fair value. Changes in fair value are recorded in "net change in fair value of credit derivatives" on the consolidated statement of operations. Realized gains and other settlements on credit derivatives include credit derivative premiums received and receivable for credit protection the Company has sold under its insured CDS contracts, premiums paid and payable for credit protection the Company has purchased, contractual claims paid and payable and received and receivable related to insured credit events under these contracts, ceding commissions (expense) income and realized gains or losses related to their early termination. Net unrealized gains (losses) on credit derivatives represent the adjustments for changes in fair value in excess of realized gains and other settlements that are recorded in each reporting period. Fair value of credit derivatives is reflected as either net assets or net liabilities determined on a contract by contract basis in the Company's consolidated balance sheets. See Note 7 for a discussion on the fair value methodology for credit derivatives.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

8. Financial Guaranty Contracts Accounted for as Credit Derivatives (Continued)

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

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

8. Financial Guaranty Contracts Accounted for as Credit Derivatives (Continued)

        The following tables present additional details about the Company's unrealized U.S. RMBS CDS by vintage:

U.S. Residential Mortgage-Backed Securities

	December 31, 2010
					Full Year 2010 Unrealized Gain (Loss) (in millions) (restated)
Vintage	Original Subordination(1)	Current Subordination(1)	Net Par Outstanding (in millions)	Weighted Average Credit Rating(2)
2004 and Prior	6.2%	19.9%	$165	A	$(0.5)
2005	27.2	55.6	3,086	AA-	(1.9)
2006	29.0	37.5	1,563	BBB	(13.7)
2007	18.7	14.7	4,962	B	(284.7)
2008	—	—	—	—	—
2009	—	—	—	—	—
2010	—	—	—	—	—

Total	23.1%	32.4%	$9,776	BBB-	$(300.8)

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

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

8. Financial Guaranty Contracts Accounted for as Credit Derivatives (Continued)

Net Change in Fair Value of Credit Derivatives

        The following table disaggregates the components of net change in fair value of credit derivatives.

Net Change in Fair Value of Credit Derivatives

	Year Ended December 31,
	2010	2009	2008
	(in millions)
	(restated)
Net credit derivative premiums received and receivable	$206.8	$168.1	$118.1
Net ceding commissions (paid and payable) received and receivable	3.5	2.2	(0.9)

Realized gains on credit derivatives	210.3	170.3	117.2
Net credit derivative losses (paid and payable) recovered and recoverable	(56.8)	(6.7)	0.4

Total realized gains and other settlements on credit derivatives	153.5	163.6	117.6
Total unrealized gains and other settlements on credit derivatives	(155.1)	(337.8)	38.0

Net change in fair value of credit derivatives	$(1.6)	$(174.2)	$155.6

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
	(in millions)
	(restated)
Financial Guaranty Direct:
Pooled corporate obligations:
CLOs/CBOs	$2.1	$152.3	$263.3
Synthetic investment grade pooled corporate	(1.9)	(24.0)	3.8
Synthetic high yield pooled corporate	11.4	95.1	—
TruPS CDOs	59.1	(44.1)	7.5
Market value CDOs of corporate obligations	(0.1)	(0.6)	48.7
Commercial real estate	—	—	7.5
CDO of CDOs (corporate)	—	6.3	(3.4)

Total pooled corporate obligations	70.6	185.0	327.4
U.S. RMBS:
Alt-A option ARMs and Alt-A first lien	(280.4)	(429.3)	(194.9)
Subprime first lien (including net interest margin)	(10.1)	4.9	185.4
Prime first lien	(8.3)	(85.2)	5.2
Closed end second lien and HELOCs	(2.0)	11.6	0.3

Total U.S. RMBS	(300.8)	(498.0)	(4.0)
CMBS	10.1	(41.1)	79.0
Other(1)	65.6	6.7	(336.7)

Total Financial Guaranty Direct	(154.5)	(347.4)	65.7
Financial Guaranty Reinsurance	(0.6)	9.6	(27.7)

Total	$(155.1)	$(337.8)	$38.0

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

Effect of the Company's Credit Spread on Credit Derivatives Fair Value

	As of December 31,
	2010	2009	2008
	(dollars in millions)
	(restated)
Quoted price of CDS contract (in basis points):
AGC	804	634	1,775
AGM	650	541 (1)	N/A
Fair value gain (loss) of credit derivatives:
Before considering implication of the Company's credit spreads	$(5,539.3)	$(5,830.8)	$(4,734.4)
After considering implication of the Company's credit spreads	$(1,869.9)	$(1,542.1)	$(586.8)

(1)
The quoted price of a CDS contract for AGM was 1,047 basis points at July 1, 2009.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

8. Financial Guaranty Contracts Accounted for as Credit Derivatives (Continued)

Components of Credit Derivative Assets (Liabilities)

	As of December 31,
	2010	2009
	(in millions)
	(restated)
Credit derivative assets	$592.9	$492.5
Credit derivative liabilities	(2,462.8)	(2,034.6)

Net fair value of credit derivatives	$(1,869.9)	$(1,542.1)

        As of December 31, 2010, AGC's and AGM's credit spreads remained relatively wide compared to pre-2007 levels, as did general market spreads. The $5.5 billion liability as of December 31, 2010, which represents the fair value of CDS contracts before considering the implications of AGC's and AGM's credit spreads, is a direct result of continued wide credit spreads in the fixed income security markets, and ratings downgrades. The asset classes that remain most affected are recent vintages of Subprime RMBS and Alt-A deals, as well as trust-preferred securities. When looking at December 31, 2010 compared to December 31, 2009, there was tightening of general market spreads as well as a run-off in net par outstanding, resulting in a gain of approximately $292 million before taking into account AGC or AGM's credit spreads.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

8. Financial Guaranty Contracts Accounted for as Credit Derivatives (Continued)

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

Sensitivity to Changes in Credit Spread

        The following table summarizes the estimated change in fair values on the net balance of the Company's credit derivative positions assuming immediate parallel shifts in credit spreads on AGC and AGM and on the risks that they both assume:

	As of December 31, 2010
Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions) (restated)
100% widening in spreads	$(3,961.7)	$(2,091.8)
50% widening in spreads	(2,923.3)	(1,053.4)
25% widening in spreads	(2,399.2)	(529.3)
10% widening in spreads	(2,084.1)	(214.2)
Base Scenario	(1,869.9)	—
10% narrowing in spreads	(1,706.9)	163.0
25% narrowing in spreads	(1,462.5)	407.4
50% narrowing in spreads	(1,059.8)	810.1

(1)
Includes the effects of spreads on both the underlying asset classes and the Company's own credit spread.

9. Consolidation of Variable Interest Entities

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

December 31, 2010, 2009 and 2008

9. Consolidation of Variable Interest Entities (Continued)

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

December 31, 2010, 2009 and 2008

9. Consolidation of Variable Interest Entities (Continued)

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

	As of December 31, 2009	Transition Adjustment	As of January 1, 2010
	(in millions)
	(restated)	(restated)	(restated)
Assets:
Premiums receivable, net of ceding commissions payable	$1,418.2	$(19.1)	$1,399.1
Deferred tax asset, net	1,163.0	111.2	1,274.2
Financial guaranty variable interest entities' assets	762.3	1,163.0	1,925.3
Total assets	16,779.4	1,255.1	18,034.5
Liabilities and shareholders' equity:
Unearned premium reserve	8,381.0	(113.0)	8,268.0
Financial guaranty variable interest entities' liabilities with recourse	762.7	1,348.2	2,110.9
Financial guaranty variable interest entities' liabilities without recourse	—	226.0	226.0
Total liabilities	13,270.5	1,461.2	14,731.7
Retained earnings	778.7	(206.5)	572.2
Total shareholders' equity attributable to Assured Guaranty Ltd.	3,509.3	(206.5)	3,302.8
Noncontrolling interest of financial guaranty variable interest entities	(0.4)	0.4	—
Total shareholders' equity	3,508.9	(206.1)	3,302.8
Total liabilities and shareholders' equity	16,779.4	1,255.1	18,034.5

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

Consolidated VIEs

        During the year ended December 31, 2010, the Company determined that based on the assessment of its control rights over servicer or collateral manager replacement, given that servicing/managing collateral were deemed to be the VIEs' most significant activities, ten additional VIEs required consolidated and two VIEs were required to be deconsolidated, bringing the total consolidated VIEs to 29 at December 31, 2010. This resulted in an increase in financial guaranty variable interest entities' assets net of $1,929.8 million, an increase in financial guaranty variable interest entities' liabilities of

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

9. Consolidation of Variable Interest Entities (Continued)

$2,297.4 million and a net loss on consolidation of $241.9 million, which was included in "net change in financial guaranty variable interest entities" in the consolidated statement of operations.

        The financial reports of the consolidated VIEs are prepared by outside parties and are not available within the time constraints that the Company requires to ensure the financial accuracy of the operating results. As such, the financial results of the VIEs are consolidated on a one quarter lag; however, the Company does adjust the financial statements for the effects of material events occurring from the lag period until the balance sheet date. Effective January 1, 2010, the Company has elected the fair value option for assets and liabilities classified as financial guaranty variable interest entities' assets and liabilities. Upon consolidation of financial guaranty VIEs on January 1, 2010, the Company elected the fair value option because the carrying amount transition method was not practical.

        The table below shows the carrying value of the consolidated VIEs' assets and liabilities in the Company's consolidated financial statements, segregated by the types of assets held by VIEs that collateralize their respective debt obligations:

Consolidated VIEs
By Type of Collateral

	As of December 31, 2010		As of December 31, 2009
	Assets	Liabilities	Assets	Liabilities
	(in millions)
	(restated)	(restated)
HELOCs	$857.1	$1,126.1	$—	$—
First liens:
Subprime	528.7	616.5	—	—
Option ARMs	626.6	909.4	—	—
Alt-A second liens	747.4	818.4	—	—
Automobile loans	486.8	486.8	—	—
Life insurance	304.8	304.8	—	—
Credit card loans	106.1	106.1	233.4	233.1
Health care receivables	—	—	211.8	212.5
Consumer loans	—	—	199.2	199.2
Gas pipeline tariffs	—	—	117.9	117.9

Total	$3,657.5	$4,368.1	$762.3	$762.7

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

9. Consolidation of Variable Interest Entities (Continued)

        The table below shows the income statement activity of the consolidated VIEs:

Components of Net Change in Financial Guaranty VIEs

	Year Ended December 31,
	2010	2009
	(in millions)
	(restated)
Interest income	$212.7	$7.8
Interest expense	(81.8)	(7.6)
Net realized and unrealized gains (losses) on assets	(288.1)	—
Net realized and unrealized gains (losses) on liabilities with recourse	(49.0)	—
Net realized and unrealized gains (losses) on liabilities without recourse	5.6	—
Other income	4.3	0.8
Other expenses	(77.3)	(2.2)

Net change in financial guaranty variable interest entities	$(273.6)	$(1.2)

Effect of Consolidating Financial Guaranty VIEs on Net Income
and Shareholders' Equity attributable to AGL

Year Ended December 31, 2010
(in millions)
(restated)
Net earned premiums	$(47.6)
Net change in financial guaranty VIEs	(273.6)
Loss and LAE	65.9

Total pre-tax impact on GAAP net income	(255.3)
Less: tax provision (benefit)	(89.4)

Total impact on GAAP net income	$(165.9)

(restated)
(in millions)
As of December 31, 2010
Total impact on GAAP shareholders' equity attributable to AGL	$(371.4)

        In 2009, there was no VIE impact to net income attributable to AGL or shareholders' equity attributable to AGL.

Non-Consolidated VIEs

        To date, the results of qualitative and quantitative analyses have indicated that the Company does not have a majority of the variability in any other VIEs and, as a result, are not consolidated in the Company's consolidated financial statements. The Company's exposure provided through its financial guaranties with respect to debt obligations of special purpose entities is included within net par outstanding in Note 5.

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

10. Investments (Continued)

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

10. Investments (Continued)

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

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

10. Investments (Continued)

Fixed Maturity Securities and Short Term Investments
by Security Type

	As of December 31, 2010 (restated)
Investments Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Gain (Loss) on Securities with OTTI	Weighted Average Credit Quality(2)
	(dollars in millions)
Fixed maturity securities:
U.S. government and agencies	10%	$1,000.3	$48.3	$(0.4)	$1,048.2	$—	AAA
Obligations of state and political subdivisions	48	4,922.0	99.9	(62.0)	4,959.9	(1.4)	AA
Corporate securities	9	980.1	25.2	(12.8)	992.5	0.2	AA-
Mortgage-backed securities(3):
RMBS	11	1,158.9	56.5	(44.3)	1,171.1	(8.6)	AA
CMBS	4	365.7	14.8	(1.4)	379.1	2.5	AAA
Asset-backed securities	5	498.2	9.9	(5.2)	502.9	(4.1)	BBB+
Foreign government securities	3	349.5	5.3	(6.2)	348.6	—	AA+

Total fixed maturity securities	90	9,274.7	259.9	(132.3)	9,402.3	(11.4)	AA
Short-term investments	10	1,055.3	0.3	—	1,055.6	—	AAA

Total investment portfolio	100%	$10,330.0	$260.2	$(132.3)	$10,457.9	$(11.4)	AA

	As of December 31, 2009
Investments Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Gain (Loss) on Securities with OTTI	Weighted Average Credit Quality(2)
	(dollars in millions)
Fixed maturity securities:
U.S. government and agencies	9%	$1,014.2	$26.1	$(2.7)	$1,037.6	$—	AAA
Obligations of state and political subdivisions	46	4,881.6	164.7	(6.8)	5,039.5	—	AA
Corporate securities	6	617.1	12.8	(4.4)	625.5	—	AA-
Mortgage-backed securities(3):
RMBS	14	1,449.4	39.5	(24.3)	1,464.6	(9.8)	AA+
CMBS	2	229.9	3.4	(6.1)	227.2	(2.4)	AA+
Asset-backed securities	4	395.3	1.5	(7.9)	388.9	—	BIG
Foreign government securities	3	356.4	3.6	(3.4)	356.6	—	AA+

Total fixed maturity securities	84	8,943.9	251.6	(55.6)	9,139.9	(12.2)	AA
Short-term investments	16	1,668.3	0.7	(0.7)	1,668.3	—	AAA

Total investment portfolio	100%	$10,612.2	$252.3	$(56.3)	$10,808.2	$(12.2)	AA

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

        The Company continues to receive sufficient information to value its investments and has not had to modify its valuation approach due to the current market conditions. As of December 31, 2010, amounts, net of tax, in AOCI included a net unrealized loss of $5.6 million for securities for which the Company had recognized OTTI and a net unrealized gain of $115.3 million for securities for which the Company had not recognized OTTI. As of December 31, 2009, amounts, net of tax, in AOCI included an unrealized loss of $11.4 million for securities for which the Company had recognized OTTI and an unrealized gain of $150.4 million for securities for which the Company had not recognized OTTI.

        The following tables summarize, for all securities in an unrealized loss position as of December 31, 2010 and December 31, 2009, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed Maturity Securities
Gross Unrealized Loss by Length of Time

	As of December 31, 2010 (restated)
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(dollars in millions)
U.S. government and agencies	$20.5	$(0.4)	$—	$—	$20.5	$(0.4)
Obligations of state and political subdivisions	1,694.5	(58.9)	23.5	(3.1)	1,718.0	(62.0)
Corporate securities	403.6	(12.8)	—	—	403.6	(12.8)
Mortgage-backed securities:
RMBS	143.4	(32.1)	37.3	(12.2)	180.7	(44.3)
CMBS	92.6	(1.4)	—	—	92.6	(1.4)
Asset-backed securities	228.3	(5.1)	2.3	(0.1)	230.6	(5.2)
Foreign government securities	245.3	(6.2)	—	—	245.3	(6.2)

Total	$2,828.2	$(116.9)	$63.1	$(15.4)	$2,891.3	$(132.3)

Number of securities		405		18		423

Number of securities with OTTI		10		3		13

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

        The increase in gross unrealized losses was primarily due to the increase of unrealized losses attributable to municipal securities of $55.2 million, and to a lesser extent, $20.0 million attributable to RMBS transactions and $8.4 million of unrealized losses attributable to corporate bonds. The increase in gross unrealized losses during 2010 was due to the increase in U.S. Treasury yields during the fourth quarter of 2010. Of the securities in an unrealized loss position for 12 months or more as of December 31, 2010, seven securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of December 31, 2010 was $12.9 million. The Company has determined that these securities were not impaired as of December 31, 2010.

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

10. Investments (Continued)

Distribution of Fixed-Maturity Securities
by Contractual Maturity

	As of December 31, 2010
	Amortized Cost	Estimated Fair Value
	(in millions)
	(restated)	(restated)
Due within one year	$64.9	$65.8
Due after one year through five years	1,807.1	1,847.1
Due after five years through ten years	2,244.7	2,295.2
Due after ten years	3,633.4	3,644.0
Mortgage-backed securities:
RMBS	1,158.9	1,171.1
CMBS	365.7	379.1

Total	$9,274.7	$9,402.3

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

        The Company may purchase securities that it has insured, and for which it has expected losses, in order to economically mitigate insured losses. These securities are purchased at a discount. As of December 31, 2010, securities purchased for loss mitigation purposes had a fair value of $142.9 million representing $496.9 million of gross par outstanding. Under the terms of certain credit derivative contracts, the Company has obtained the obligations referenced in the transactions and recorded such assets in fixed maturity securities in the consolidated balance sheets. Such amounts totaled $166.2 million, representing $251.8 million in gross par outstanding.

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

10. Investments (Continued)

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

Investment in Portfolio Funding Company LLC I

        In the third quarter of 2010, as part of loss mitigation efforts under a CDS contract insured by the Company, the Company acquired a 50% interest in Portfolio Funding Company LLC I ("PFC"). PFC owns the distribution rights of a motion picture film library. The Company accounts for its interest in PFC as an equity investment. The value of the Company's investment in PFC as of December 31, 2010 was $9.6 million. The Company's equity earnings in PFC are included in net change in fair value of credit derivatives, as these proceeds are used to offset the Company's payments under its CDS contract.

11. Insurance Company Regulatory Requirements

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

        AG Re, a Bermuda regulated Class 3B insurer and Long-Term insurer, prepares its statutory financial statements in conformity with the accounting principles set forth in the Insurance Act 1978, amendments thereto and related regulations. The statutory capital and surplus of AG Re was $1,190.4 million and $1,195.7 million as of December 31, 2010 and 2009, respectively. The statutory net loss of AG Re was $26.4 million, net income of $8.5 million and net loss of $31.0 million for the year ended December 31, 2010, 2009 and 2008, respectively.

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

December 31, 2010, 2009 and 2008

11. Insurance Company Regulatory Requirements (Continued)

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

Insurance Regulatory Amounts Reported

	Policyholders' Surplus		Net Income (Loss)
	As of December 31,		Year Ended December 31,
	2010	2009	2010	2009	2008
	(in millions)
	(restated)	(restated)	(restated)
Assured Guaranty Corp(1).	$854.1	$1,223.7	$(182.1)	$(243.1)	$27.7
Assured Guaranty Re Ltd.	1,190.4	1,195.7	(26.4)	8.5	(31.0)
Assured Guaranty Municipal Corp.	992.7	909.4	401.8	(228.2)	—

(1)
In 2009, AGC issued a $300.0 million surplus note to AGM. Under accounting practices prescribed or permitted by insurance regulatory authorities, these surplus notes are accounted for as contributed capital, as opposed to debt under GAAP.

Dividend Restrictions and Capital Requirements

        AGC is a Maryland domiciled insurance company. Under Maryland's 1993 revised insurance law, AGC may not pay dividends out of earned surplus in any twelve- month period in an aggregate amount exceeding the lesser of (a) 10% of surplus to policyholders or (b) net investment income at the preceding December 31 (including net investment income which has not already been paid out as

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

11. Insurance Company Regulatory Requirements (Continued)

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

        AG Re's and AGRO's dividend distribution are governed by Bermuda law. Under Bermuda law, dividends may only be paid if there are reasonable grounds for believing that the Company is, or would after the payment be, able to pay its liabilities as they become due and if the realizable value of its assets would thereby not be less than the aggregate of its liabilities and issued share capital and share premium accounts. Distributions to shareholders may also be paid out of statutory capital, but are subject to a 15% limitation without prior approval of the Bermuda Monetary Authority. Dividends are limited by requirements that the subject company must at all times (i) maintain the minimum solvency margin required under the Insurance Act of 1978 and (ii) have relevant assets in an amount at least equal to 75% of relevant liabilities, both as defined under the Insurance Act of 1978. AG Re, as a Class 3B insurer, is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the Authority an affidavit stating that it will continue to meet the required margins. The amount available at AG Re to pay dividends in 2010 in compliance with Bermuda law is $1,150 million. However, any distribution which results in a reduction of 15% of more of AG Re's total statutory capital, as set out in its previous year's financial statements, would require the prior approval of the Bermuda Monetary Authority. AG Re declared and paid $24.0 million to its parent, AGL. During 2009, AG Re declared $26.6 million and paid $30.3 million in dividends and during 2008, declared and paid $31.3 million to its parent, AGL.

12. Income Taxes

Accounting Policy

        The provision for income taxes consists of an amount for taxes currently payable and an amount for deferred taxes. Deferred income taxes are provided for the temporary differences between the

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

12. Income Taxes (Continued)

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

Components of Income Tax Provision (Benefit)

	Year Ended December 31,
	2010	2009	2008
	(dollars in millions)
	(restated)	(restated)
Current tax (benefit) provision	$(25.2)	$217.3	$0.3
Deferred tax provision (benefit)	80.8	(185.2)	43.1

Provision (benefit) for income taxes	$55.6	$32.1	$43.4

Effective tax rate	10.1%	27.5%	38.7%

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

12. Income Taxes (Continued)

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

        A reconciliation of the difference between the provision for income taxes and the expected tax provision at statutory rates in taxable jurisdictions is presented below:

Effective Tax Rate Reconciliation

	Year Ended December 31,
	2010	2009	2008
	(in millions)
	(restated)	(restated)
Expected tax provision (benefit) at statutory rates in taxable jurisdictions	$179.2	$111.9	$59.9
Tax-exempt interest	(61.4)	(42.6)	(16.3)
True-up from tax return filings(1)	(51.6)	—	—
Goodwill	—	(51.5)	—
Change in liability for uncertain tax positions(1)	(5.6)	9.5	2.3
Change in valuation allowance	(7.0)	—	—
Other	2.0	4.8	(2.5)

Total provision (benefit) for income taxes	$55.6	$32.1	$43.4

(1)
Of the $55.8 million tax benefit related to an amended return for a period prior to the AGMH Acquisition, $9.2 million was related to a change in liability for uncertain tax positions.

        The deferred income tax asset (liability) reflects the tax effect of the following temporary differences:

	As of December 31,
	2010	2009
	(in millions)
	(restated)	(restated)
Deferred tax assets:
Unrealized losses on credit derivative financial instruments, net	$401.6	$336.9
Unearned premium reserves, net	641.6	844.4
Reserves for losses and LAE	72.2	9.6
Tax and loss bonds	56.7	31.0
Net operating loss carry forward	15.0	98.4
Alternative minimum tax credit	0.9	28.1
Tax basis step-up	6.7	7.6
Foreign tax credit	22.3	—
Financial guaranty VIEs'	199.2	—
Other	73.5	84.8

Total deferred income tax assets	1,489.7	1,440.8

Deferred tax liabilities:

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

12. Income Taxes (Continued)

	As of December 31,
	2010	2009
	(in millions)
	(restated)	(restated)
Deferred acquisition costs	2.3	17.2
Contingency reserves	61.1	35.3
Tax basis of public debt	107.1	109.7
Unrealized appreciation on investments	18.3	82.5
Unrealized gains on CCS	6.6	3.3
Other	35.2	22.8

Total deferred income tax liabilities	230.6	270.8
Less: valuation allowance	—	7.0

Net deferred income tax asset	$1,259.1	$1,163.0

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

12. Income Taxes (Continued)

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

12. Income Taxes (Continued)

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

12. Income Taxes (Continued)

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

13. Reinsurance

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

13. Reinsurance (Continued)

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

Effect of Commutations and Cancellations

	As of December 31
	Commutations of Ceded Reinsurance Contracts		Cancellation of an Assumed Reinsurance Contract
	Increase (Decrease) in Net Unearned Premium Reserve	Increase (Decrease) in Net Par	Increase (Decrease) in Net Unearned Premium Reserve	Increase (Decrease) in Net Par
	(in millions)
2010	$104.4	$15,470	$(84.5)	$(3,097)
2009	65.1	2,936	(31.4)	(894)
2008	—	—	(20.8)	(2,072)

Total	$169.5	$18,406	$(136.7)	$(6,063)

        Direct, assumed, and ceded premium and loss and LAE amounts for years ended December 31, 2010, 2009 and 2008 were as follows:

	Year Ended December 31,
	2010	2009	2008
	(in millions)
	(restated)	(restated)
Premiums Written:
Direct	$343.3	$485.8	$484.7
Assumed(1)	(120.9)	70.6	133.5
Ceded(2)	100.5	37.8	(13.7)

Net	$322.9	$594.2	$604.5

Premiums Earned:
Direct	$1,242.5	$870.5	$93.4
Assumed	72.9	136.4	176.3
Ceded	(128.7)	(76.5)	(8.3)

Net	$1,186.7	$930.4	$261.4

Loss and LAE:
Direct	$398.5	$276.2	$199.0
Assumed	74.2	135.6	64.9
Ceded	(60.5)	(18.0)	1.9

Net	$412.2	$393.8	$265.8

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

13. Reinsurance (Continued)

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

13. Reinsurance (Continued)

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

December 31, 2010, 2009 and 2008

13. Reinsurance (Continued)

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

14. Related Party Transactions (Continued)

Related Parties' Equity Ownership

	December 31, 2010		December 31, 2009
	Number of Shares	% of Ownership	Number of Shares	% of Ownership
Dexia(1)	—	—%	21,848,934	11.9%
WLR Funds(2)	16,023,984	8.7	16,016,396	8.7
ACE(1)	—	—	13,020,382	7.1
Wellington Management Company, LLP	18,181,544	9.9	—	—

Total	34,205,528	18.6%	50,885,712	27.7%

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

  •
  The Company maintains certain lines of credit with Dexia affiliates. See Note 16. In addition, the Company has entered into a number of agreements with Dexia in order to transfer to Dexia the credit and liquidity risks associated with AGMH's former Financial Products Business.

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

December 31, 2010, 2009 and 2008

14. Related Party Transactions (Continued)

  •
  During 2009 and 2008, ACE provided certain general and administrative services.

  •
  ACE and the Company are party to a tax allocation agreement. See Note 12.

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

Legal Proceedings

Litigation

        Lawsuits arise in the ordinary course of the Company's business. It is the opinion of the Company's management, based upon the information available, that the expected outcome of litigation against the Company, individually or in the aggregate, will not have a material adverse effect on the Company's financial position or liquidity, although an adverse resolution of litigation against the Company in a quarter or fiscal year could have a material adverse effect on the Company's results of operations in a particular quarter or fiscal year. In addition, in the ordinary course of their respective businesses, certain of the Company's subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods. For example, as described in Note 6 (Financial Guaranty Contracts Accounted for as Insurance—Loss Estimation Process—Recovery Litigation), as of the date of this filing, AGC and AGM have filed complaints against certain sponsors and underwriters of RMBS securities that AGC or AGM had insured, alleging, among other claims, that such persons had breached representations and warranties in the transaction documents, failed to cure or repurchase defective loans and/or violated state securities laws. The amounts, if any, the Company will recover in proceedings to recover losses are uncertain, and recoveries, or failure to obtain recoveries, in any one or more of these proceedings during any quarter or fiscal year could be material to the Company's results of operations in that particular quarter or fiscal year.

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

        Beginning in December 2008, AGM and various other financial guarantors have been named in complaints filed in the Superior Court, San Francisco County, California. Since that time, plaintiffs' counsel has filed amended complaints and added additional plaintiffs. As of March 1, 2011, the plaintiffs with complaints against AGM and AGC, among other financial guaranty insurers, were: (a) City of Los Angeles, acting by and through the Department of Water and Power; (b) City of Sacramento; (c) City of Los Angeles; (d) City of Oakland; (e) City of Riverside; (f) City of Stockton; (g) County of Alameda; (h) County of Contra Costa; (i) County of San Mateo; (j) Los Angeles World Airports; (k) City of Richmond; (l) Redwood City; (m) East Bay Municipal Utility District; (n) Sacramento Suburban Water District; (o) City of San Jose; (p) County of Tulare; (q) The Regents of the University of California; (r) The Redevelopment Agency of the City of Riverside; (s) The Public Financing Authority of the City of Riverside; (t) The Jewish Community Center of San Francisco; (u) The San Jose Redevelopment Agency; and (v) The Olympic Club. Complaints filed by the City and County of San Francisco and the Sacramento Municipal Utility District were subsequently dismissed against AGC and AGM.

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

        Upon termination under these conditions, the Company may be required (under some of its reinsurance agreements) to return to the primary insurer all statutory unearned premiums, less ceding commissions, attributable to reinsurance ceded pursuant to such agreements after which the Company would be released from liability with respect to the assumed business. Upon the occurrence of the conditions set forth in (a) above, whether or not an agreement is terminated, the Company may be required to obtain a letter of credit or alternative form of security to collateralize its obligation to perform under such agreement or it may be obligated to increase the level of ceding commission paid. See Note 13.

16. Long-Term Debt and Credit Facilities

Long-Term Debt Obligations

        The Company's long term debt has been issued by AGUS and AGMH and notes payable to the Financial Products Companies were issued by refinancing vehicles consolidated by AGM. With respect to the notes payable, the funds borrowed were used to finance the purchase of the underlying obligations of AGM-insured obligations which had breached triggers allowing AGM to exercise its right to accelerate payment of a claim in order to mitigate loss. The assets purchased are classified as assets acquired in refinancing transactions and recorded within "other invested assets" on the consolidated balance sheets. The terms of the notes payable match the terms of the assets. See Note 10.

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

        The Company has determined at this time not to renew the 2006 Credit Facility or enter into a new revolving credit facility when the 2006 Credit Facility expires in November 2011.

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

December 31, 2010, 2009 and 2008

16. Long-Term Debt and Credit Facilities (Continued)

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

        The Strip Coverage Facility's financial covenants require that AGM and its subsidiaries maintain a maximum debt-to-capital ratio of 30% and maintain a minimum net worth of 75% of consolidated net worth as of July 1, 2009, plus, starting July 1, 2014, 25% of the aggregate consolidated net income (or loss) for the period beginning July 1, 2009 and ending on June 30, 2014 or, if the commitment amount has been reduced to $750 million as described above, zero. The Company is in compliance with all financial covenants as of the date of this filing.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

16. Long-Term Debt and Credit Facilities (Continued)

        Under the Strip Coverage Facility, AGM covenants to deliver GAAP-compliant quarterly and financial statements for itself and its consolidated subsidiaries within 60 days after the end of each fiscal quarter or 115 days after the end of the fiscal year. Neither the failure to deliver financial statements on time nor the failure to deliver GAAP-compliant financials is an event of default, but would be a covenant breach that, until cured, would prevent AGM from borrowing under the Strip Coverage Facility. In addition, the failure to deliver financial statements that present fairly the financial condition of AGM and its consolidated subsidiaries is a breach of representation and warranty that would prevent AGM for borrowing under the Strip Coverage Facility. However, if such financial statements are restated so as to make them present fairly the financial condition of AGM and its consolidated subsidiaries and AGM delivers such restated financial statements to Dexia, then AGM could resume borrowing. The Company anticipates that AGM would be able to borrow again by December 2011, after the Form 10-K/A for the year ended December 31, 2010 and the Forms 10-Q/A for the quarterly periods ended March 31, 2011 and June 30, 2011 have been filed with the SEC. The Company does not anticipate that AGM would have any need to borrow under the Strip Coverage Facility prior to that time.

Limited Recourse Credit Facilities

AG Re Credit Facility

        On July 31, 2007, AG Re entered into a limited recourse credit facility ("AG Re Credit Facility") with a syndicate of banks which provides up to $200.0 million for the payment of losses in respect of the covered portfolio. The AG Re Credit Facility expires in June 2014. The facility can be utilized after AG Re has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $260 million or the average annual debt service of the covered portfolio multiplied by 4.5%. The obligation to repay loans under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral.

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

December 31, 2010, 2009 and 2008

16. Long-Term Debt and Credit Facilities (Continued)

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

(2)
Concurrent with this common share offering, the Company sold equity units. See Note 16. Proceeds were used to fund the AGMH Acquisition.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

17. Shareholders' Equity (Continued)

        Any determination to pay cash dividends will be at the discretion of the Company's Board of Directors, and will depend upon the Company's results of operations and operating cash flows, its financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and any contractual restrictions on the payment of dividends and any other factors the Company's Board of Directors deems relevant. For more information concerning regulatory constraints that will affect the Company's ability to pay dividends, see Note 11.

18. Employee Benefit Plans

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

18. Employee Benefit Plans (Continued)

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

18. Employee Benefit Plans (Continued)

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

18. Employee Benefit Plans (Continued)

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

December 31, 2010, 2009 and 2008

18. Employee Benefit Plans (Continued)

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

18. Employee Benefit Plans (Continued)

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

18. Employee Benefit Plans (Continued)

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

18. Employee Benefit Plans (Continued)

        The Company recognized cash-based compensation as follows:

	2010	2009	2008
	(in millions)
Performance Retention Plan expense, pre-tax	$14.0	$9.0	$5.7
Performance Retention Plan expense, after-tax	9.5	7.1	4.5
Performance Retention Plan expense for retirement eligible employees, pre-tax	6.0	4.5	3.3

19. Earnings Per Share

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

        Prior to January 1, 2009, restricted stock was included in the Company's dilutive EPS calculation using the treasury stock method. The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Basic EPS is then calculated by dividing net (loss) income available to common shareholders of Assured Guaranty by the weighted-average number of common shares outstanding during the period. Diluted EPS adjusts basic (loss) EPS for the effects of restricted stock, stock options, equity units and other potentially dilutive financial instruments ("dilutive securities"), only in the periods in which such effect is dilutive. The dilutive effect of the dilutive securities is reflected in diluted EPS by application of the more dilutive of (1) the treasury stock method or (2) the two-class method assuming nonvested shares are not converted into common shares. With respect to the equity units (see Note 16), in computing EPS, the treasury stock method is used. Basic EPS will not be affected until the equity forwards are satisfied and the holders thereof become common stock holders. Diluted EPS is not affected unless the Company's common stock price is over $12.93 per share. The Company has a single class of common stock. There was no impact on previously reported basic and diluted EPS for year ended December 31, 2008.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

19. Earnings Per Share (Continued)

        The following table sets forth the computation of basic and diluted EPS:

	Year Ended December 31,
	2010	2009	2008
	(in millions, except per share amounts)
	(restated)	(restated)
Basic EPS:
Net income (loss) attributable to AGL	$493.7	$86.0	$68.9
Less: Distributed and undistributed income (loss) available to nonvested shareholders	0.9	0.3	0.6

Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries	$492.8	$85.7	$68.3

Basic shares	184.0	126.5	88.0
Basic EPS	$2.68	$0.68	$0.78
Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries	$492.8	$85.7	$68.3
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	—	—	—

Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries	$492.8	$85.7	$68.3

Basic shares	184.0	126.5	88.0
Effect of dilutive securities:
Options and restricted stock awards	0.9	0.6	0.4
Equity units	4.0	2.0	—

Diluted shares	188.9	129.1	88.4

Diluted EPS	$2.61	$0.66	$0.77
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	3.0	4.4	2.4

20. Segments

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

20. Segments (Continued)

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

        The following table summarizes the components of underwriting gain (loss) for each reporting segment:

Underwriting Gain (Loss) by Segment

	Year Ended December 31, 2010
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Other	Underwriting Gain (Loss)	Consolidation of VIEs	Total
	(in millions)
	(restated)			(restated)	(restated)	(restated)
Net earned premiums	$1,161.7	$70.2	$2.4	$1,234.3	$(47.6)	$1,186.7
Credit derivative revenues(1)	210.9	(0.6)	—	210.3	—	210.3
Other income	60.5	—	—	60.5	—	60.5
Loss and loss adjustment (expenses) recoveries	(402.2)	(75.7)	(0.2)	(478.1)	65.9	(412.2)
Losses incurred on credit derivatives	(200.5)	(8.9)	—	(209.4)	—	(209.4)
Amortization of deferred acquisition costs	(16.6)	(17.4)	(0.1)	(34.1)	—	(34.1)
Other operating expenses	(171.3)	(29.2)	(1.3)	(201.8)	—	(201.8)

Underwriting gain (loss)	$642.5	$(61.6)	$0.8	$581.7

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

20. Segments (Continued)

	Year Ended December 31, 2009
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Other	Total
	(in millions)
	(restated)			(restated)
Net earned premiums	$793.1	$134.4	$2.9	$930.4
Credit derivative revenues(1)	168.2	2.0	—	170.2
Other income	31.3	0.1	—	31.4
Loss and loss adjustment (expenses) recoveries	(257.9)	(123.8)	(12.1)	(393.8)
Losses incurred on credit derivatives	(238.1)	(0.6)	—	(238.7)
Amortization of deferred acquisition costs	(16.3)	(37.1)	(0.5)	(53.9)
Other operating expenses	(136.4)	(26.4)	(3.0)	(165.8)

Underwriting gain (loss)	$343.9	$(51.4)	$(12.7)	$279.8

	Year Ended December 31, 2008
	Financial Guaranty Direct	Financial Guaranty Reinsurance	Other	Total
	(in millions)
Net earned premiums	$90.0	$165.7	$5.7	$261.4
Credit derivative revenues(1)	113.8	3.4	—	117.2
Other income	0.5	0.2	—	0.7
Loss and loss adjustment (expenses) recoveries	(196.9)	(68.4)	(0.5)	(265.8)
Losses incurred on credit derivatives	(38.3)	(5.4)	0.4	(43.3)
Amortization of deferred acquisition costs	(14.1)	(46.6)	(0.5)	(61.2)
Other operating expenses	(61.6)	(20.7)	(2.6)	(84.9)

Underwriting gain (loss)	$(106.6)	$28.2	$2.5	$(75.9)

(1)
Comprised of premiums and ceding commissions.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

20. Segments (Continued)

Reconciliation of Underwriting Gain (Loss)
to Income (Loss) before Income Taxes

	Year Ended December 31,
	2010	2009	2008
	(in millions)
	(restated)	(restated)
Total underwriting gain	$581.7	$279.8	$(75.9)
Net investment income	354.7	259.2	162.6
Net realized investment gains (losses)	(2.0)	(32.7)	(69.8)
Unrealized gains on credit derivatives, excluding losses incurred on credit derivatives	(2.5)	(105.7)	81.7
Fair value gain (loss) on CCS	9.2	(122.9)	42.7
Net change in financial guaranty VIEs	(273.6)	(1.2)	—
Other income(1)	(20.4)	27.1	—
AGMH acquisition-related expenses	(6.8)	(92.3)	—
Interest expense	(99.6)	(62.8)	(23.3)
Goodwill and settlement of intercompany relationship	—	(23.3)	—
CCS premium expense(2)	(9.7)	(8.3)	(5.7)
Elimination of insurance accounts for VIEs	18.3	—	—

Income (loss) before provision for income taxes	$549.3	$116.9	$112.3

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

Selected Balance Sheet Data
by Segment

	As of December 31,
	2010			2009
	Deferred Acquisition Cost	Unearned Premium Reserves	Loss and LAE Reserves	Deferred Acquisition Cost	Unearned Premium Reserves	Loss and LAE Reserves
	(in millions)
			(restated)		(restated)	(restated)
Financial guaranty direct	$133.7	$6,518.7	$429.8	$96.3	$7,740.5	$198.2
Financial guaranty reinsurance	105.9	443.8	140.9	145.4	627.8	96.3
Other	0.2	10.4	3.7	0.3	12.7	5.2

Total	$239.8	$6,972.9	$574.4	$242.0	$8,381.0	$299.7

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

21. Subsidiary Information

        The following tables present the condensed consolidating financial information for AGMH and AGUS, which have issued publicly traded debt securities that are fully and unconditionally guaranteed by AGL as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008. The information for AGMH and AGUS presents its subsidiaries on the equity method of accounting.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2010
(in millions)
(Restated)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Assets
Total investment portfolio and cash	$22.5	$15.7	$45.7	$10,765.4	$—	$10,849.3
Investment in subsidiaries	3,703.6	2,965.4	2,316.9	2,489.8	(11,475.7)	—
Premiums receivable, net of ceding commissions payable	—	—	—	1,346.8	(179.2)	1,167.6
Ceded unearned premium reserve	—	—	—	1,883.4	(1,061.6)	821.8
Deferred acquisition costs	—	—	—	350.4	(110.6)	239.8
Reinsurance recoverable on unpaid losses	—	—	—	93.1	(70.8)	22.3
Credit derivative assets	—	—	—	672.7	(79.8)	592.9
Deferred tax asset, net	—	(0.8)	(95.8)	1,355.3	0.4	1,259.1
Intercompany receivable	—	—	—	300.0	(300.0)	—
Financial guaranty variable interest entities' assets, at fair value	—	—	—	3,657.5	—	3,657.5
Other assets(1)	19.2	3.8	15.2	1,354.5	(161.1)	1,231.6

Total assets	$3,745.3	$2,984.1	$2,282.0	$24,268.9	$(13,438.4)	$19,841.9

Liabilities and shareholders' equity
Unearned premium reserves	$—	$—	$—	$7,976.5	$(1,003.6)	$6,972.9
Loss and LAE reserve	—	—	—	663.9	(89.5)	574.4
Long-term debt	—	518.4	407.5	127.0	—	1,052.9
Intercompany payable	—	—	—	300.0	(300.0)	—
Credit derivative liabilities	—	0.2	—	2,542.5	(79.9)	2,462.8
Financial guaranty variable interest entities' liabilities, at fair value	—	—	—	4,368.1	—	4,368.1
Other liabilities(2)	11.8	(24.3)	(6.9)	1,023.7	(327.0)	677.3

Total liabilities	11.8	494.3	400.6	17,001.7	(1,800.0)	16,108.4

Total shareholders' equity attributable to Assured Guaranty Ltd	3,733.5	2,489.8	1,881.4	7,267.2	(11,638.4)	3,733.5

Non-controlling interest of financial guaranty variable interest entities	—	—	—	—	—	—
Total shareholders' equity	3,733.5	2,489.8	1,881.4	7,267.2	(11,638.4)	3,733.5

Total liabilities and shareholders' equity	$3,745.3	$2,984.1	$2,282.0	$24,268.9	$(13,438.4)	$19,841.9

(1)
Includes salvage and subrogation recoverable and other assets.

(2)
Includes reinsurance balances payable, net, current income tax payable and other liabilities.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

21. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2009
(in millions)
(Restated)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Assets
Total investment portfolio and cash	$52.5	$3.7	$45.5	$10,910.8	$—	$11,012.5
Investment in subsidiaries	3,445.9	2,842.6	2,063.3	2,345.2	(10,697.0)	—
Premiums receivable, net of ceding commissions payable	—	—	—	1,583.3	(165.1)	1,418.2
Ceded unearned premium reserve	—	—	—	1,969.8	(891.7)	1,078.1
Deferred acquisition costs	—	—	—	360.2	(118.2)	242.0
Reinsurance recoverable on unpaid losses	—	—	—	65.3	(51.2)	14.1
Credit derivative assets	—	—	—	540.0	(47.5)	492.5
Deferred tax asset, net	—	(0.4)	(97.9)	1,250.2	11.1	1,163.0
Intercompany receivable	—	—	—	300.0	(300.0)	—
Financial guaranty variable interest entities' assets, at fair value	—	—	—	762.3	—	762.3
Other assets(1)	22.6	1.3	34.5	672.6	(134.3)	596.7

Total assets	$3,521.0	$2,847.2	$2,045.4	$20,759.7	$(12,393.9)	$16,779.4

Liabilities and shareholders' equity
Unearned premium reserves	$—	$—	$—	$9,202.2	$(821.2)	$8,381.0
Loss and LAE reserve	—	—	—	379.0	(79.3)	299.7
Long-term debt	—	517.4	400.0	149.1	—	1,066.5
Intercompany payable	—		—	300.0	(300.0)	—
Credit derivative liabilities	—	0.2	—	2,081.8	(47.4)	2,034.6
Financial guaranty variable interest entities' liabilities, at fair value	—	—	—	762.7	—	762.7
Other liabilities(2)	11.7	(15.6)	32.4	974.3	(276.8)	726.0

Total liabilities	11.7	502.0	432.4	13,849.1	(1,524.7)	13,270.5

Total shareholders' equity attributable to Assured Guaranty Ltd	3,509.3	2,345.2	1,613.0	6,911.0	(10,869.2)	3,509.3

Non-controlling interest of financial guaranty variable interest entities	—	—	—	(0.4)	—	(0.4)
Total shareholders' equity	3,509.3	2,345.2	1,613.0	6,910.6	(10,869.2)	3,508.9

Total liabilities and shareholders' equity	$3,521.0	$2,847.2	$2,045.4	$20,759.7	$(12,393.9)	$16,779.4

(1)
Includes salvage and subrogation recoverable and other assets.

(2)
Includes reinsurance balances payable, net, current income tax payable and other liabilities.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

21. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2010
(in millions)
(Restated)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Revenues
Net earned premiums	$—	$—	$—	$1,168.2	$18.5	$1,186.7
Net investment income	—	—	0.5	369.2	(15.0)	354.7
Net realized investment gains (losses)	—	—	0.1	(6.1)	4.0	(2.0)
Net change in fair value of credit derivatives:
Realized gains and other settlements	—	—	—	153.5	—	153.5
Net unrealized gains (losses)	—	—	—	(155.1)	—	(155.1)

Net change in fair value of credit derivatives	—	—	—	(1.6)	—	(1.6)
Equity in earnings of subsidiaries	518.1	454.3	530.6	426.6	(1,929.6)	—
Other income(1)	—	—	—	(223.2)	(1.1)	(224.3)

Total revenues	518.1	454.3	531.2	1,733.1	(1,923.2)	1,313.5

Expenses
Loss and LAE	—	—	—	406.4	5.8	412.2
Amortization of deferred acquisition costs	—	—	—	41.7	(7.6)	34.1
Interest expense	—	39.3	53.6	21.7	(15.0)	99.6
Other operating expenses(2)	24.4	3.3	2.8	190.0	(2.2)	218.3

Total expenses	24.4	42.6	56.4	659.8	(19.0)	764.2

Income (loss) before income taxes	493.7	411.7	474.8	1,073.3	(1,904.2)	549.3
Total provision (benefit) for income taxes	—	(14.9)	(21.1)	79.6	12.0	55.6

Net income (loss)	$493.7	$426.6	$495.9	$993.7	$(1,916.2)	$493.7

(1)
Includes fair value gain (loss) on CCS, net change in fair value of financial guaranty VIEs and other income.

(2)
Includes AGMH acquisition-related expenses and other operating expenses.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

21. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2009
(in millions)
(Restated)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Revenues
Net earned premiums	$—	$—	$—	$895.2	$35.2	$930.4
Net investment income	0.1	0.5	0.3	259.4	(1.1)	259.2
Net realized investment gains (losses)	—	—	—	(32.9)	0.2	(32.7)
Net change in fair value of credit derivatives:
Realized gains and other settlements	—	—	—	163.6	—	163.6
Net unrealized gains (losses)	—	—	—	(337.8)	—	(337.8)

Net change in fair value of credit derivatives	—	—	—	(174.2)	—	(174.2)
Equity in earnings of subsidiaries	113.3	310.0	736.0	275.9	(1,435.2)	—
Other income(1)	—	—	—	(52.9)	(12.7)	(65.6)

Total revenues	113.4	310.5	736.3	1,170.5	(1,413.6)	917.1

Expenses
Loss and LAE	—	—	—	395.1	(1.3)	393.8
Amortization of deferred acquisition costs	—	—	—	18.1	35.8	53.9
Interest expense	—	31.6	26.8	4.9	(0.5)	62.8
Goodwill and settlement of pre-existing relationship	—	—	—	(147.1)	170.4	23.3
Other operating expenses(2)	27.4	18.8	2.5	255.3	(37.6)	266.4

Total expenses	27.4	50.4	29.3	526.3	166.8	800.2

Income (loss) before income taxes	86.0	260.1	707.0	644.2	(1,580.4)	116.9
Total provision (benefit) for income taxes	—	(15.8)	(10.1)	51.4	6.6	32.1

Net income (loss)	86.0	275.9	717.1	592.8	(1,587.0)	84.8
Less: noncontrolling interest of variable interest entities	—	—	—	(1.2)	—	(1.2)

Net income (loss) attributable to Assured Guaranty Ltd.	$86.0	$275.9	$717.1	$594.0	$(1,587.0)	$86.0

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

21. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2010
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$15.7	$11.8	$(49.0)	$224.7	$(74.0)	$129.2

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	—	(15.0)	(2,446.7)	—	(2,461.7)
Sales	—	—	4.5	1,059.1	—	1,063.6
Maturities	—	—	6.4	988.0	—	994.4
Sales (purchases) of short-term investments, net	30.0	1.1	3.1	579.1	—	613.3
Net proceeds from financial guaranty variable entities' assets	—	—	—	424.0	—	424.0
Investment in subsidiary	—	—	50.0	—	(50.0)	—
Other	—	—	—	19.7	—	19.7

Net cash flows used in investing activities	30.0	1.1	49.0	623.2	(50.0)	653.3

Cash flows from financing activities
Return of capital	—	—	—	(50.0)	50.0	—
Dividends paid	(33.2)	—	—	(74.0)	74.0	(33.2)
Repurchases of common stock	(10.5)	—	—	—	—	(10.5)
Share activity under option and incentive plans	(2.0)	—	—	—	—	(2.0)
Net paydowns of financial guaranty variable entities' liabilities	—	—	—	(650.8)	—	(650.8)
Payment of long-term debt	—	—	—	(20.9)	—	(20.9)

Net cash flows provided by (used in) financing activities	(45.7)	—	—	(795.7)	124.0	(717.4)
Effect of exchange rate changes	—	—	—	(0.8)	—	(0.8)

Increase (decrease) in cash	—	12.9	—	51.4	—	64.3
Cash at beginning of period	—	0.1	—	44.0	—	44.1

Cash at end of period	$—	$13.0	$—	$95.4	$—	$108.4

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

22. Quarterly Financial Information (Unaudited)

        A summary of selected quarterly information follows:

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(dollars in millions, except per share data)
	(restated)	(restated)	(restated)	(restated)	(restated)
Revenues
Net earned premiums	$314.7	$297.0	$288.7	$286.3	$1,186.7
Net investment income	84.3	90.9	85.6	93.9	354.7
Net realized investment gains (losses)	9.4	(8.4)	(2.4)	(0.6)	(2.0)
Net change in fair value of credit derivatives	278.8	73.5	(224.0)	(129.9)	(1.6)
Fair value gain (loss) on CCS	(1.3)	12.6	(5.5)	3.4	9.2
Net change in financial guaranty VIEs	(8.9)	(27.4)	171.3	(408.6)	(273.6)
Other income	(12.9)	(13.5)	33.8	32.7	40.1
Expenses
Loss and LAE	$110.9	$85.7	$110.8	$104.8	$412.2
Amortization of deferred acquisition costs	8.2	6.9	8.0	11.0	34.1
AGMH acquisition-related expenses	4.0	2.8	—	—	6.8
Interest expense	25.1	24.9	24.9	24.7	99.6
Other operating expenses	62.6	47.4	52.2	49.3	211.5
Income (loss) before provision for income taxes	453.3	257.0	151.6	(312.6)	549.3
Provision (benefit) for income taxes	119.8	77.9	(13.0)	(129.1)	55.6
Net income (loss)	333.5	179.1	164.6	(183.5)	493.7
Net income (loss) attributable to Assured Guaranty Ltd.	333.5	179.1	164.6	(183.5)	493.7
Earnings (loss) per share(1):
Basic	$1.81	$0.97	$0.89	$(1.00)	$2.68
Diluted	$1.75	$0.95	$0.88	$(1.00)	$2.61
Dividends per share	$0.045	$0.045	$0.045	$0.045	$0.18

2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(dollars in millions, except per share data)
			(restated)	(restated)	(restated)
Revenues
Net earned premiums	$148.5	$78.6	$330.0	$373.3	$930.4
Net investment income	43.6	43.3	84.7	87.6	259.2
Net realized investment gains (losses)	(17.1)	(4.9)	(6.1)	(4.6)	(32.7)
Net change in fair value of credit derivatives	47.6	(226.5)	(133.6)	138.3	(174.2)
Fair value gain (loss) on CCS	19.7	(60.6)	(53.1)	(28.9)	(122.9)
Net change in financial guaranty VIEs	—	—	(5.3)	4.1	(1.2)
Other income	0.9	0.5	57.0	0.1	58.5
Expenses
Loss and LAE	79.8	38.0	139.0	137.0	393.8
Amortization of deferred acquisition costs	23.5	16.5	1.3	12.6	53.9
AGMH acquisition-related expenses	4.7	24.2	51.3	12.1	92.3
Interest expense	5.8	6.5	25.2	25.3	62.8
Goodwill and settlement of pre-existing relationship	—	—	23.3	—	23.3
Other operating expenses	29.3	26.5	67.3	51.0	174.1
Income (loss) before provision for income taxes	100.1	(281.3)	(33.8)	331.9	116.9
Provision (benefit) for income taxes	14.6	(111.3)	10.2	118.6	32.1
Net income (loss)	85.5	(170.0)	(44.0)	213.3	84.8
Net income (loss) attributable to Assured Guaranty Ltd.	85.5	(170.0)	(38.7)	209.2	86.0
Earnings (loss) per share(1):
Basic	$0.94	$(1.82)	$(0.25)	$1.27	$0.68
Diluted	$0.93	$(1.82)	$(0.25)	$1.22	$0.66
Dividends per share	$0.045	$0.045	$0.045	$0.045	$0.18

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

23. Subsequent Events (Unaudited)

Recoveries for Breaches of Representations and Warranties

        On April 14, 2011, Assured Guaranty reached a comprehensive agreement with Bank of America Corporation and its subsidiaries, including Countrywide Financial Corporation and its subsidiaries (collectively, "Bank of America"), regarding their liabilities with respect to 29 RMBS transactions insured by Assured Guaranty, including claims relating to reimbursement for breaches of R&W and historical loan servicing issues ("Bank of America Agreement"). Of the 29 RMBS transactions, eight are second lien transactions and 21 are first lien transactions. The Bank of America Agreement covers Bank of America-sponsored securitizations that AGM or AGC has insured, as well as certain other securitizations containing concentrations of Countrywide-originated loans that AGM or AGC has insured. The transactions covered by the Bank of America Agreement have a gross par outstanding of $5.2 billion ($4.8 billion net par outstanding) as of March 31, 2011, or 29% of Assured Guaranty's total BIG RMBS net par outstanding.

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

        The Company believes the Bank of America Agreement was a significant step in the effort to recover U.S. RMBS losses the Company experienced resulting from breaches of R&W. The Company is continuing to pursue other representation and warranty providers for U.S. RMBS transactions it has insured. See "Litigation Update" below for a discussion of the litigation proceedings the Company has initiated against other R&W providers.

Rating Agency Actions

        On September 27, 2011, S&P published a Research Update in which it placed its ratings on Assured Guaranty on CreditWatch Negative. This action included changing the financial strength ratings of AGC and AGM from AA+ (Negative Outlook) to AA+ (CreditWatch Negative), and the AA (Negative Outlook) rating of AG Re to AA (CreditWatch Negative), signifying that S&P may downgrade such financial strength ratings in the near future. In the Research Update, S&P stated that the CreditWatch placement is due to significant concentration risk in Assured Guaranty's consolidated insured portfolio; the portfolio contains exposures that are not consistent with S&P's new bond insurance rating criteria and breach the "largest obligor test" in such new criteria. S&P published updated criteria in Bond Insurance Rating Methodology and Assumptions on August 25, 2011, subsequent to S&P's publication of Request for Comment: Bond Insurance Criteria on January 24, 2011. However, according to S&P, based on statements from Assured Guaranty's management that Assured Guaranty intends to take action to mitigate these concentration risks, it is likely such actions, if taken, would support financial strength ratings in the "AA" category. S&P noted that it expects to resolve this

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

23. Subsequent Events (Unaudited) (Continued)

CreditWatch placement no later than November 30, 2011. If the Company were unable to mitigate the concentration risks by creating capital or utilizing additional forms of reinsurance on acceptable terms, S&P may downgrade the ratings of Assured Guaranty, including the financial strength ratings of AGC, AGM and AG Re. See Notes 6, 8 and 13 for the potential impact of a financial strength rating downgrade on the Company and on the insured portfolio.

Litigation Update

        On October 17, 2011, AGM and AGC brought an action against DLJ Mortgage Capital, Inc. ("DLJ") and Credit Suisse Securities (USA) LLC ("Credit Suisse") with regard to six first lien U.S. RMBS transactions insured by them: CSAB Mortgage-Backed Pass Through Certificates, Series 2006-2; CSAB Mortgage-Backed Pass Through Certificates, Series 2006-3; CSAB Mortgage-Backed Pass Through Certificates, Series 2006-4; CMSC Mortgage-Backed Pass Through Certificates, Series 2007-3; CSAB Mortgage-Backed Pass Through Certificates, Series 2007-1; and TBW Mortgage-Backed Pass Through Certificates, Series 2007-2. The complaint alleges breaches of R&W against DLJ in respect of the underlying loans in the transactions, breaches of R&W against DLJ and Credit Suisse in respect of the accuracy of the information provided to the rating agencies, and failure by DLJ to cure or repurchase defective loans identified by AGM and AGC. In this lawsuit, AGM and AGC seek damages.

        In September 2010, AGM, together with TD Bank, National Association and Manufacturers and Traders Trust Company, filed a complaint in the Court of Common Pleas of Dauphin County against The Harrisburg Authority, The City of Harrisburg, Pennsylvania, and the Treasurer of the City in connection with certain Resource Recovery Facility bonds and notes issued by the Authority, alleging, among other claims, breach of contract by both the Authority and the City, and seeking remedies including an order of mandamus compelling the City to satisfy its obligations on the defaulted bonds and notes and the appointment of a receiver for the Authority. Acting on its own, the City Council of Harrisburg filed a purported bankruptcy petition for the City on October 11, 2011. AGM plans to challenge the bankruptcy petition filed by the City Council.

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

        On April 8, 2011, AG Re and AGC filed a Petition to Compel Arbitration with the Supreme Court of the State of New York, requesting an order compelling Ambac Assurance Corporation ("Ambac") to

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

23. Subsequent Events (Unaudited) (Continued)

arbitrate Ambac's disputes with AG Re and AGC concerning their obligations under reinsurance agreements with Ambac. In March 2010, Ambac placed a number of insurance policies that it had issued, including policies reinsured by AG Re and AGC pursuant to the reinsurance agreements, into a segregated account. The Wisconsin state court has approved a rehabilitation plan whereby permitted claims under the policies in the segregated account will be paid 25% in cash and 75% in surplus notes issued by the segregated account. Ambac has advised AG Re and AGC that it has and intends to continue to enter into commutation agreements with holders of policies issued by Ambac, and reinsured by AG Re and AGC, pursuant to which Ambac will pay a combination of cash and surplus notes to the policyholder. AG Re and AGC have informed Ambac that they believe their only current payment obligation with respect to the commutations arises from the cash payment, and that there is no obligation to pay any amounts in respect of the surplus notes until payments of principal or interest are made on such notes. Ambac has disputed this position on one commutation and may take a similar position on subsequent commutations. On April 15, 2011, attorneys for the Wisconsin Insurance Commissioner, as Rehabilitator of Ambac's segregated account, and for Ambac filed a motion with Lafayette County, Wis., Circuit Court Judge William Johnston, asking him to find AG Re and AGC to be in violation of an injunction protecting the interests of the segregated account by their seeking to compel arbitration on this matter and failing to pay in full all amounts with respect to Ambac's payments in the form of surplus notes. On June 14, 2011, Judge Johnston issued an order granting the Rehabilitator's and Ambac's motion to enforce the injunction against AGC and AG Re and the parties filed a stipulation dismissing the Petition to Compel Arbitration without prejudice. On August 2, 2011, the Wisconsin Court of Appeals accepted AGC's and AG Re's appeal of Judge Johnston's order. It is in the Court of Appeals' discretion whether to grant oral argument on the appeal.

Dexia

        On June 30, 2009, the States of Belgium and France (the "States") issued a guaranty to FSAM pursuant to which the States guarantee, severally but not jointly, Dexia's payment obligations under the Guaranteed Put Contract, subject to certain limitations set forth therein. The FSAM assets referenced in the Guaranteed Put Contract were all sold by October 2011 as part of an asset divestment program that Dexia announced in May 2011. As a result, the guaranty of the States has effectively terminated.

        The Financial Products Companies' obligations are currently, and at all times in the future required to be, supported by eligible assets in an amount sufficient to allow the Financial Products Companies to meet their obligations. On September 29, 2011, the transaction documents required an analysis of the value of FSA Asset Management LLC ("FSAM") assets versus the GIC obligations and other associated liabilities of the Financial Products Companies. On that day, the required amount of assets exceeded the liabilities, and therefore Dexia was not required to post additional collateral to support its protection arrangements. Assured Guaranty believes the assets owned by the Financial Products Companies are sufficient for them to meet their GIC obligations and other associated liabilities. However, Dexia is required to post additional collateral if there is any shortfall in assets as compared with liabilities in the future.

Greek Sovereign Debt

        As of September 30, 2011, Assured Guaranty had exposure to sovereign debt of Greece through financial guarantees of €200.0 million of debt (€165.1 million on a net basis) due in 2037 with a 4.5% fixed coupon and €113.5 million of debt (€52.4 million on a net basis) due in 2057 with a 2.085% inflation-linked coupon. Interest on such notes has been paid on a timely basis. On October 26, 2011, officials from the European Commission announced a set of Greek debt relief measures that call for voluntary reductions of 50% of the notional amount of Greek sovereign debt held by banks and other private creditors. Assured Guaranty will evaluate the impact of these measures as details become available.

ITEM 9A.    CONTROLS AND PROCEDURES

Restatement of Previously Issued Financial Statements

        AGL through its insurance subsidiaries, has provided financial guaranties with respect to debt obligations issued by special purpose entities, including financial guaranty VIEs. Assured Guaranty does not sponsor such financial guaranty VIEs nor does it act as the servicer or collateral manager for any financial guaranty VIE debt obligations that it insures. However, when Assured Guaranty provides such financial guaranties, it can obtain certain control rights through the transaction structure which make Assured Guaranty the primary beneficiary of the financial guaranty VIE. Assured Guaranty is required under accounting principles generally accepted in the United States of America ("GAAP") to consolidate the financial guaranty VIE in its financial statements when it is the primary beneficiary. See Note 9 to the Assured Guaranty financial statements included under Part II Item 8. Financial Statements. When such consolidation occurs, Assured Guaranty must eliminate the intercompany transactions between the relevant Assured Guaranty insurance subsidiary and the consolidated financial guaranty VIE. Assured Guaranty has discovered errors in the elimination of such intercompany transactions, which resulted in the restatement of the consolidated financial statements in this Form 10-K/A. See Note 2 to the Assured Guaranty financial statements included under Part II Item 8. Financial Statements. In addition, Assured Guaranty was required to correct certain unrelated, immaterial errors as part of the restatement which primarily affected expected losses, the fair value of credit derivatives, and the classification of financial guaranty VIE assets and liabilities. While these immaterial errors were corrected at the time they were identified, these restated financial statements reflect the correction of such errors in the period in which they arose.

        On October 17, 2011, Assured Guaranty announced that the previously issued consolidated financial statements for the years ended December 31, 2010 and 2009 included in the Company's Forms 10-K should no longer be relied upon. The restatement affects the last two quarters of 2009 and each quarter of 2010. See Note 22 to the Assured Guaranty financial statements under Part II Item 8. Financial Statements for the restated quarterly information.

Evaluation of Disclosure Controls and Procedures

        Assured Guaranty's management, with the participation of AGL's President and Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Rules 13a 15(e) and 15d 15(e) under the Exchange) that are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by AGL (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act and ensuring that such information is accumulated and communicated to management, including the President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

        In the Original Form 10-K, the President and Chief Executive Officer and Chief Financial Officer, concluded that the disclosure controls and procedures were effective as of December 31, 2010. In connection with the preparation of this Form 10-K/A, under the supervision and with the participation of management, including AGL's President and Chief Executive Officer and Chief Financial Officer, the Company has re-evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. AGL's President and Chief Executive Officer and Chief Financial Officer, in consultation with the Audit Committee, have concluded that the restatement errors, described in Note 2 to the Assured Guaranty financial statements under Part II Item 8. Financial Statements, resulted from a material weakness in Assured Guaranty's internal control over financial reporting as of December 31, 2010. As a result of the material weakness, management has concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2010.

        The financial statements included in this Form 10-K/A were prepared with particular attention to the material weakness. The Company concluded that the annual financial statements included in this Form 10-K/A fairly present, in all material respects, the financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. generally accepted accounting principles.

        The Company continually reviews its disclosure controls and procedures and makes changes, as necessary, to ensure the quality of its financial reporting. As detailed below, the Company implemented certain additional controls that it believes will remediate the material weakness that existed at December 31, 2010.

Changes in Internal Control Over Financial Reporting

        As described below under the paragraph entitled Management's Plan for Remediation, there were changes in internal control over financial reporting during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Plan for Remediation

        Management and the Board of Directors are committed to remediation of the material weakness set forth in Management's Responsibility for Financial Statements and Internal Control over Financial Reporting as well as the continued improvement of the Company's overall system of internal control over financial reporting. Management believes the remediation measures described below will remediate the identified control deficiencies and strengthen the Company's internal control over financial reporting. As management continues to evaluate and works to enhance the internal control over financial reporting, it may be determined that additional measures must be taken to address control deficiencies or it may be determined that the Company needs to modify or otherwise adjust the remediation measures described below.

        Subsequent to the period covered by the report, management has implemented measures to remediate the material weakness in internal control over financial reporting described above. Specifically, management implemented the following controls:

  •
  Implemented additional quarterly reconciliations between the VIE accounts and the insurance and investment accounts where intercompany transactions occur; and

  •
  Implemented an additional layer of review of VIE reconciliations.

Risks Related to the Restatement

        As a result of the material weakness discussed above, the Company's disclosure controls and procedures were not effective and failed to timely prevent or detect errors in its consolidated financial statements which led to the restatement herein. As of the date of this Form 10-K/A and as described above, management has implemented remedial measures related to the identified material weakness. If the Company's efforts to remediate the weakness identified are not successful, or if other deficiencies occur, these weaknesses or deficiencies could result in misstatements of the Company's results of operations, additional restatements of the Company's consolidated financial statements, a decline in its stock price and investor confidence or other material effects on its business, reputation, results of operations, financial condition or liquidity.

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

3. Exhibits*

Exhibit Number	Description of Document
10.24	Summary of Annual Compensation (Incorporated by reference to Exhibit 10.24 to Form 10-K for the year ended December 31, 2010)*
21.1	Subsidiaries of the registrant (Incorporated by reference to Exhibit 21.1 to Form 10-K for the year ended December 31, 2010)
23.1	Accountants Consent
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1
The following financial information from Assured Guaranty Ltd.'s Annual Report on Form 10-K for the year ended December 31, 2010 formatted in XBRL (eXtensible Business Reporting Language) interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets (restated) at December 31, 2010 and 2009; (ii) Consolidated Statements of Operations (restated) for the years ended December 31, 2010, 2009 and 2008; (iii) Consolidated Statements of Comprehensive Income (restated) for the years ended December 31, 2010, 2009 and 2008; (iv) Consolidated Statements of Shareholders' Equity (restated) for the years ended December 31, 2010, 2009 and 2008; (v) Consolidated Statements of Cash Flows (restated) for the years ended December 31, 2010, 2009 and 2008; and (vi) Notes to Consolidated Financial Statements

*
Management contract or compensatory plan

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSURED GUARANTY LTD.
By:	/s/ ROBERT A. BAILENSON Name: Robert A. Bailenson Title: Chief Financial Officer

Date: October 31, 2011