Form 10-Q/A
period 2011-03-31
ASSURED GUARANTY LTD
filed 2011-11-14
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1 to Form 10-Q

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

(441) 279-5700

(Registrant’s telephone number, including area code)

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

The number of registrant’s Common Shares ($0.01 par value) outstanding as of November 4, 2011 was 182,228,965 (excludes 76,060 unvested restricted shares).

Assured Guaranty Ltd.

Form 10-Q/A

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) amends our quarterly report on Form 10-Q for the quarter ended March 31, 2011, which was originally filed on May 10, 2011 (“Original Form 10-Q”). This amendment is being filed to include restated financial statements as described in Note 2 to the consolidated financial statements contained in “Item 1. Financial Statements,” financial data and related disclosures. The Company is restating its previously issued consolidated financial statements as of and for the quarters ended March 31, 2011 and 2010 to reflect the Company’s determination that it did not properly account for the elimination of intercompany activity between the Company’s insurance subsidiaries and its consolidated financial guaranty variable interest entities. Included in this restatement is the correction of other immaterial errors which affected the quarters ended March 31, 2011 and 2010. The total effect of this restatement was a decrease to equity of $50.4 million and $65.3 million as of March 31, 2011 and December 31, 2010, respectively, and increases to net income of $15.2 million and $11.5 million for the quarters ended March 31, 2011 and 2010, respectively.

As a result of the errors discussed above, management has now determined that the Company had a material weakness in its internal control over financial reporting at March 31, 2011. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. For a discussion of management’s consideration of the Company’s disclosure controls and procedures and the material weakness identified, see Part I, Item 4, Controls and Procedures of this Form 10-Q/A.

In accordance with the rules of the Securities and Exchange Commission (the “SEC”), this Form 10-Q/A sets forth the complete text of the following items of the Original Form 10-Q as modified where necessary to reflect the restatement:

•                  Part I – Item 1. Financial Statements;

•                  Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•                  Part I – Item 4. Controls and Procedures; and

•                  Part II – Item 6. Exhibits.

In accordance with rules of the SEC, this Form 10-Q/A also includes as exhibits certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

Except for the items noted above, no other information included in the Original Form 10-Q is being amended by this Form 10-Q/A. This Form 10-Q/A continues to speak as of the date of the Original Form 10-Q and we have not updated the filing to reflect events occurring subsequently to the Original Form 10-Q date other than those associated with the restatement of the Company’s financial statements and certain material events which are identified as to date. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original 10-Q, including any amendments to those filings.

ASSURED GUARANTY LTD.

Assured Guaranty Ltd.

Consolidated Balance Sheets (Unaudited)

(dollars in thousands except per share and share amounts)

	March 31, 2011	December 31, 2010
	(restated)	(restated)
Assets
Investment portfolio:
Fixed maturity securities, available-for-sale, at fair value (amortized cost of $9,368,735 and $9,274,718)	$9,459,814	$9,402,287
Short term investments, at fair value	813,392	1,055,567
Other invested assets	264,517	283,032
Total investment portfolio	10,537,723	10,740,886
Cash	111,587	108,389
Premiums receivable, net of ceding commissions payable	1,118,033	1,167,587
Ceded unearned premium reserve	794,300	821,819
Deferred acquisition costs	235,982	239,805
Reinsurance recoverable on unpaid losses	18,641	22,255
Salvage and subrogation recoverable	1,056,961	1,032,369
Credit derivative assets	619,303	592,898
Deferred tax asset, net	1,031,688	1,259,125
Current income tax receivable	159,571	—
Financial guaranty variable interest entities’ assets, at fair value	3,679,025	3,657,481
Other assets	221,855	199,305
Total assets	$19,584,669	$19,841,919
Liabilities and shareholders’ equity
Unearned premium reserve	$6,637,213	$6,972,894
Loss and loss adjustment expense reserve	419,592	574,369
Reinsurance balances payable, net	268,221	274,431
Long-term debt	1,049,708	1,052,936
Credit derivative liabilities	2,759,326	2,462,831
Current income tax payable	—	93,020
Financial guaranty variable interest entities’ liabilities with recourse, at fair value	2,874,183	3,030,908
Financial guaranty variable interest entities’ liabilities without recourse, at fair value	1,373,006	1,337,214
Other liabilities	359,367	309,862
Total liabilities	15,740,616	16,108,465
Commitments and contingencies (See Note 13)
Common stock ($0.01 par value, 500,000,000 shares authorized; 184,044,597 and 183,744,655 shares issued and outstanding in 2011 and 2010)	1,840	1,837
Additional paid-in capital	2,589,197	2,585,423
Retained earnings	1,164,703	1,032,445
Accumulated other comprehensive income, net of tax provision (benefit) of $8,345 and $18,341	86,313	111,749
Deferred equity compensation (181,818 shares)	2,000	2,000
Total shareholders’ equity	3,844,053	3,733,454
Total liabilities and shareholders’ equity	$19,584,669	$19,841,919

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Operations (Unaudited)

(dollars in thousands except per share amounts)

	Three Months Ended March 31,
	2011	2010
	(restated)	(restated)
Revenues
Net earned premiums	$253,977	$314,620
Net investment income	96,061	84,302
Net realized investment gains (losses):
Other-than-temporary impairment losses	(6,947)	(1,117)
Less: portion of other-than-temporary impairment loss recognized in other comprehensive income	(2,369)	(661)
Other net realized investment gains (losses)	7,384	9,869
Net realized investment gains (losses)	2,806	9,413
Net change in fair value of credit derivatives:
Realized gains and other settlements	35,427	26,703
Net unrealized gains (losses)	(271,636)	252,098
Net change in fair value of credit derivatives	(236,209)	278,801
Fair value gain (loss) on committed capital securities	526	(1,275)
Net change in financial guaranty variable interest entities	119,601	(8,913)
Other income	42,151	(12,929)
Total Revenues	278,913	664,019
Expenses
Loss and loss adjustment expenses	(25,580)	110,852
Amortization of deferred acquisition costs	7,420	8,173
Assured Guaranty Municipal Holdings Inc. acquisition-related expenses	—	4,021
Interest expense	24,760	25,134
Other operating expenses	56,835	62,533
Total expenses	63,435	210,713
Income (loss) before income taxes	215,478	453,306
Provision (benefit) for income taxes
Current	(197,599)	(38,953)
Deferred	272,465	158,799
Total provision (benefit) for income taxes	74,866	119,846
Net income (loss)	$140,612	$333,460
Earnings per share:
Basic	$0.76	$1.81
Diluted	$0.75	$1.75
Dividends per share	$0.045	$0.045

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2011	2010
	(restated)	(restated)
Net income (loss)	$140,612	$333,460
Unrealized holding gains (losses) arising during the period, net of tax provision (benefit) of $(10,437) and $(5,382)	(25,545)	9,214
Less: reclassification adjustment for gains (losses) included in net income (loss), net of tax provision (benefit) of $172 and $2,768	1,029	6,645
Change in net unrealized gains on investments	(26,574)	2,569
Change in cumulative translation adjustment, net of tax provision (benefit) of $669 and $(2,108)	1,243	(3,884)
Change in cash flow hedge, net of tax provision (benefit) of $(56) and $(56)	(105)	(105)
Other comprehensive income (loss)	(25,436)	(1,420)
Comprehensive income (loss)	$115,176	$332,040

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2011

(dollars in thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Deferred Equity	Total Shareholders’
	Shares	Amount	Capital	Earnings	Income	Compensation	Equity
				(restated)	(restated)		(restated)
Balance, December 31, 2010	183,744,655	$1,837	$2,585,423	$1,032,445	$111,749	$2,000	$3,733,454
Net income	—	—	—	140,612	—	—	140,612
Dividends ($0.045 per share)	—	—	—	(8,286)	—	—	(8,286)
Dividends on restricted stock units	—	—	68	(68)	—	—	—
Share-based compensation and other	299,942	3	3,706	—	—	—	3,709
Change in cumulative translation adjustment	—	—	—	—	1,243	—	1,243
Change in cash flow hedge	—	—	—	—	(105)	—	(105)
Change in unrealized gains (losses) on:
Investments with no other-than-temporary impairment	—	—	—	—	(46,390)	—	(46,390)
Investments with other-than-temporary impairment	—	—	—	—	20,845	—	20,845
Less: reclassification adjustment for gains (losses) included in net income (loss)	—	—	—	—	1,029	—	1,029
Balance, March 31, 2011	184,044,597	$1,840	$2,589,197	$1,164,703	$86,313	$2,000	$3,844,053

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2011	2010
	(restated)	(restated)
Net cash flows provided by (used in) operating activities	$(122,143)	$(210,399)
Investing activities
Fixed maturity securities:
Purchases	(511,679)	(418,032)
Sales	299,877	187,800
Maturities	183,587	265,268
Net sales (purchases) of short-term investments	242,296	219,827
Net proceeds from paydowns on financial guaranty variable interest entities’ assets	162,500	60,687
Other	4,246	4,867
Net cash flows provided by (used in) investing activities	380,827	320,417
Financing activities
Dividends paid	(8,286)	(8,305)
Share activity under option and incentive plans	(2,312)	(2,583)
Net paydowns of financial guaranty variable interest entities’ liabilities	(241,618)	(46,157)
Repayment of long-term debt	(5,095)	(6,363)
Net cash flows provided by (used in) financing activities	(257,311)	(63,408)
Effect of exchange rate changes	1,825	(254)
Increase (decrease) in cash	3,198	46,356
Cash at beginning of period	108,389	44,133
Cash at end of period	$111,587	$90,489
Supplemental cash flow information
Cash paid (received) during the period for:
Income taxes	$51,465	$136,645
Interest	$12,190	$12,588

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2011

1. Business and Basis of Presentation

Business

Assured Guaranty Ltd. (“AGL” and, together with its subsidiaries, “Assured Guaranty” or the “Company”) is a Bermuda-based holding company that provides, through its operating subsidiaries, credit protection products to the United States (“U.S.”) and international public finance, infrastructure and structured finance markets. The Company has applied its credit underwriting judgment, risk management skills and capital markets experience to develop insurance, reinsurance and credit derivative products that protect holders of debt instruments and other monetary obligations from defaults in scheduled payments, including scheduled interest and principal payments. The securities insured by the Company include taxable and tax-exempt obligations issued by U.S. state or municipal governmental authorities, utility districts or facilities; notes or bonds issued to finance international infrastructure projects; and asset-backed securities issued by special purpose entities. The Company markets its credit protection products directly to issuers and underwriters of public finance, infrastructure and structured finance securities as well as to investors in such debt obligations. The Company guarantees debt obligations issued in many countries, although its principal focus is on the U.S., Europe and Australia.

Financial guaranty contracts accounted for as insurance provide an unconditional and irrevocable guaranty that protects the holder of a financial obligation against non-payment of principal and interest when due. Financial guaranty contracts accounted for as credit derivatives are generally structured such that the circumstances giving rise to the Company’s obligation to make loss payments are similar to those for financial guaranty contracts accounted for as insurance and only occurs upon one or more defined credit events such as failure to pay or bankruptcy, in each case, as defined within the transaction documents, with respect to one or more third party referenced securities or loans. Financial guaranty contracts accounted for as credit derivatives are primarily comprised of credit default swaps (“CDS”). In general, the Company structures credit derivative transactions such that the circumstances giving rise to the Company’s obligation to make loss payments are similar to those for financial guaranty contracts accounted for as insurance but are governed by International Swaps and Derivative Association, Inc. (“ISDA”) documentation. The Company has not written any new CDS since 2009 and does not expect to write CDS in the future. The Company also entered into ceded reinsurance agreements to provide greater business diversification and reduce the net potential loss from large risks; however, ceded contracts do not relieve the Company of its obligations. Ceded reinsurance is generally not currently available.

Public finance obligations insured by the Company consist primarily of general obligation bonds supported by the issuers’ taxing powers, tax-supported bonds and revenue bonds and other obligations of states, their political subdivisions and other municipal issuers supported by the issuers’ or obligors’ covenant to impose and collect fees and charges for public services or specific projects. Public finance obligations include obligations backed by the cash flow from leases or other revenues from projects serving substantial public purposes, including government office buildings, toll roads, health care facilities and utilities. Structured finance obligations insured by the Company are generally backed by pools of assets such as residential or commercial mortgage loans, consumer or trade receivables, securities or other assets having an ascertainable cash flow or market value and issued by special purpose entities. The Company will insure other specialized financial obligations. The Company currently does not underwrite any new U.S. residential mortgage backed security (“RMBS”) transactions. See Note 4 for outstanding U.S. RMBS exposures.

Financial obligations guaranteed by AGL’s insurance company subsidiaries are generally awarded credit ratings that are the same rating as the financial strength rating of the AGL subsidiary that has guaranteed that obligation. Investors in products insured by the Company’s insurance company subsidiaries frequently rely on ratings published by nationally recognized statistical rating organizations (“NRSROs”) because such ratings influence the trading value of securities and form the basis for many institutions’ investment guidelines as well as individuals’ bond purchase decisions. Therefore, the Company manages its business with the goal of achieving high financial strength ratings, preferably the highest that NRSROs will assign. However, the models used by NRSROs differ, presenting conflicting goals that may make it inefficient or impractical to reach the highest rating level. The models are not fully transparent, contain subjective data (such as assumptions about future market demand for the Company’s products) and change frequently. Ratings reflect only the views of the respective NRSROs and are subject to continuous review and revision or withdrawal at any time.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2011

On January 24, 2011, Standard and Poor’s Ratings Services (“S&P”) released a publication entitled “Request for Comment: Bond Insurance Criteria,” in which it requested comments on proposed changes to its bond insurance ratings criteria. In the Request for Comment, S&P noted that it could lower its financial strength ratings on existing investment- grade bond insurers (which include the Company’s insurance subsidiaries) by one or more rating categories if the proposed bond insurance ratings criteria are adopted, unless those bond insurers raise additional capital or reduce risk. The proposed ratings criteria contemplate the imposition of a leverage test which is based solely on the amount of par insured and which does not take into account the bond insurer’s unearned premium reserve as a claims-paying resource; changes to S&P’s capital adequacy model, including significant increases in capital charges for both U.S. public finance obligations and structured finance obligations; and reductions in the single risk limits for U.S. public finance obligations. This action by S&P has exacerbated uncertainty in the market over the Company’s financial strength ratings. The Company has submitted comment letters to S&P discussing the modifications that it believes would be necessary to establish a supportable framework for determining the ratings of financial guaranty companies, and on April 21, 2011, S&P announced that it is in the process of analyzing the feedback received from market participants and revisiting its assumptions and analysis in light of the feedback. S&P also stated that it expects to publish the final criteria early in the third quarter of 2011 and to publish updated ratings that reflect the application of the new criteria by September 30, 2011. If S&P were not to accept any of our comments and adopts the ratings criteria as proposed, the new criteria could have an adverse impact on the financial strength rating of the Company’s insurance subsidiaries if the Company were unable to reduce risk or raise capital on acceptable terms.  See Note 17.

Unless otherwise noted, ratings on Assured Guaranty’s insured portfolio reflect its internal rating. The Company’s ratings scale is similar to that used by the NRSROs; however, the ratings in this report may not be the same as ratings assigned by any such rating agency. The super senior category, which is not generally used by rating agencies, is used by the Company in instances where Assured Guaranty’s AAA-rated exposure on its internal rating scale has additional credit enhancement due to either (1) the existence of another security rated AAA that is subordinated to Assured Guaranty’s exposure or (2) Assured Guaranty’s exposure benefiting from a different form of credit enhancement that would pay any claims first in the event that any of the exposures incurs a loss, and such credit enhancement, in management’s opinion, causes Assured Guaranty’s attachment point to be materially above the AAA attachment point.

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and, in the opinion of management, reflect all adjustments which are of a normal recurring nature, necessary for a fair statement of the Company’s financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited interim consolidated financial statements cover the three-month period ended March 31, 2011 (“First Quarter 2011”) and the three-month period ended March 31, 2010 (“First Quarter 2010”).

These unaudited interim consolidated financial statements include the accounts of AGL and its direct and indirect subsidiaries (collectively, the “Subsidiaries”). These unaudited interim consolidated financial statements also include the accounts of certain variable interest entities (“VIEs”). Intercompany accounts and transactions between and among AGL and its subsidiaries have been eliminated as well as transactions between the insurance company subsidiaries and the consolidated VIEs. Certain prior year balances have been reclassified to conform to the current year’s presentation.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010, filed with the U.S. Securities and Exchange Commission (the “SEC”).

AGL’s principal insurance company subsidiaries are Assured Guaranty Corp. (“AGC”), domiciled in Maryland, Assured Guaranty Municipal Corp. (“AGM”), domiciled in New York, and Assured Guaranty Re Ltd. (“AG Re”), a Bermuda insurance company. In addition, the Company also has another U.S. and another Bermuda insurance company subsidiary that participate in a pooling agreement with AGM, two insurance subsidiaries organized in the United Kingdom, and a mortgage insurance company. The Company’s organizational structure includes various holdings companies, two of which—Assured Guaranty US Holdings Inc. (“AGUS”) and Assured Guaranty Municipal Holdings Inc. (“AGMH”)—have public debt outstanding. See Note 14.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2011

Change in Accounting Policy

Prior to January 1, 2011, the Company managed its business and reported financial information for two principal financial guaranty segments: direct and reinsurance. There has been no market for financial guaranty reinsurance in the past two years and it is not expected to develop in the foreseeable future. The Company’s reinsurance subsidiary, AG Re, now only writes new treaties with affiliates that are eliminated in consolidation. As a result, the chief operating decision maker now manages the operations of the Company at a consolidated level and no longer uses underwriting gain (loss) by segment as an operating metric. Therefore, segment financial information is no longer disclosed.

2. Restatement of Previously Issued Financial Statements

AGL, through its insurance subsidiaries, has provided financial guaranties with respect to debt obligations issued by special purpose entities, including financial guaranty VIEs.  Assured Guaranty does not sponsor such financial guaranty VIEs nor does it act as the servicer or collateral manager for any financial guaranty VIE debt obligations that it insures.  However, when Assured Guaranty provides such financial guaranties, it can obtain certain control rights through the transaction structure which make Assured Guaranty the primary beneficiary of the financial guaranty VIE.  Assured Guaranty is required under GAAP to consolidate the financial guaranty VIE in its financial statements when it is the primary beneficiary.  See Note 8.  When such consolidation occurs, Assured Guaranty must eliminate the intercompany transactions between the relevant Assured Guaranty insurance subsidiary and the consolidated financial guaranty VIE.  Assured Guaranty discovered errors in the elimination of such intercompany transactions, which resulted in the restatement of the consolidated financial statements for the three months ended March 31, 2011 and the year ended December 31, 2010.

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

The effect of the restatement on the balance sheet is shown in the tables below.

	As of March 31, 2011
	As Previously Filed	(1) Financial Guaranty VIE Eliminations	(2) Other Adjustments	Restated
	(in millions)
Assets
Total investment portfolio	$10,505.1	$32.6	$—	$10,537.7
Cash	95.9	15.7	—	111.6
Premiums receivable, net of ceding commissions payable	1,118.0	—	—	1,118.0
Ceded unearned premium reserve	794.3	—	—	794.3
Deferred acquisition costs	236.0	—	—	236.0
Reinsurance recoverable on unpaid losses	18.6	—	—	18.6
Salvage and subrogation recoverable	1,057.0	—	—	1,057.0
Credit derivative assets	619.3	—	—	619.3
Deferred tax asset, net	1,004.5	23.9	3.3	1,031.7
Current income tax receivable	159.6	—	—	159.6
Financial guaranty variable interest entities’ assets, at fair value	3,679.0	—	—	3,679.0
Other assets	221.9	—	—	221.9
Total assets	$19,509.2	$72.2	$3.3	$19,584.7
Liabilities and shareholders’ equity
Unearned premium reserve	$6,637.2	$—	$—	$6,637.2
Loss and loss adjustment expense reserve	407.9	—	11.7	419.6
Reinsurance balances payable, net	268.2	—	—	268.2
Long-term debt	1,049.7	—	—	1,049.7
Credit derivative liabilities	2,761.5	—	(2.2)	2,759.3
Financial guaranty variable interest entities’ liabilities with recourse, at fair value	2,757.8	116.4	—	2,874.2
Financial guaranty variable interest entities’ liabilities without recourse, at fair value	1,373.0	—	—	1,373.0
Other liabilities	359.4	—	—	359.4
Total liabilities	15,614.7	116.4	9.5	15,740.6
Commitments and contingencies
Common stock	1.8	—	—	1.8
Additional paid-in capital	2,589.2	—	—	2,589.2
Retained earnings	1,215.9	(45.0)	(6.2)	1,164.7
Accumulated other comprehensive income, net of tax provision (benefit)	85.6	0.8	—	86.4
Deferred equity compensation	2.0	—	—	2.0
Total shareholders’ equity	3,894.5	(44.2)	(6.2)	3,844.1
Total liabilities and shareholders’ equity	$19,509.2	$72.2	$3.3	$19,584.7

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2011

	As of December 31, 2010
	As Previously Filed	(1) Financial Guaranty VIE Eliminations	(2) Other Adjustments	Restated
	(in millions)
Assets
Total investment portfolio	$10,729.9	$11.0	$—	$10,740.9
Cash	107.2	1.2	—	108.4
Premiums receivable, net of ceding commissions payable	1,167.6	—	—	1,167.6
Ceded unearned premium reserve	821.8	—	—	821.8
Deferred acquisition costs	239.8	—	—	239.8
Reinsurance recoverable on unpaid losses	22.3	—	—	22.3
Salvage and subrogation recoverable	1,032.4	—	—	1,032.4
Credit derivative assets	592.9	—	—	592.9
Deferred tax asset, net	1,224.0	32.1	3.0	1,259.1
Financial guaranty variable interest entities’ assets, at fair value	4,334.4	—	(676.9)	3,657.5
Other assets	199.2	—	—	199.2
Total assets	$20,471.5	$44.3	$(673.9)	$19,841.9
Liabilities and shareholders’ equity
Unearned premium reserve	$6,972.9	$—	$—	$6,972.9
Loss and loss adjustment expense reserve	563.0	—	11.4	574.4
Reinsurance balances payable, net	274.4	—	—	274.4
Long-term debt	1,052.9	—	—	1,052.9
Credit derivative liabilities	2,465.5	—	(2.7)	2,462.8
Current income tax payable	93.0	—	—	93.0
Financial guaranty variable interest entities’ liabilities with recourse, at fair value	2,927.0	103.9	—	3,030.9
Financial guaranty variable interest entities’ liabilities without recourse, at fair value	2,014.1	—	(676.9)	1,337.2
Other liabilities	309.9	—	—	309.9
Total liabilities	16,672.7	103.9	(668.2)	16,108.4
Commitments and contingencies
Common stock	1.8	—	—	1.8
Additional paid-in capital	2,585.4	—	—	2,585.4
Retained earnings	1,098.9	(60.7)	(5.7)	1,032.5
Accumulated other comprehensive income, net of tax provision (benefit)	110.7	1.1	—	111.8
Deferred equity compensation	2.0	—	—	2.0
Total shareholders’ equity	3,798.8	(59.6)	(5.7)	3,733.5
Total liabilities and shareholders’ equity	$20,471.5	$44.3	$(673.9)	$19,841.9

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2011

The effect of the restatement on the consolidated statements of operations is shown in the tables below.

	Three Months Ended March 31, 2011
	As Previously Filed	(1) Financial Guaranty VIE Eliminations	(2) Other Adjustments	Restated
	(in millions, except per share amounts)
Revenues
Net earned premiums	$254.0	$—	$—	$254.0
Net investment income	96.4	(0.3)	—	96.1
Net realized investment gains (losses)	2.8	—	—	2.8
Net change in fair value of credit derivatives	(235.7)	—	(0.5)	(236.2)
Fair value gain (loss) on committed capital securities	0.5	—	—	0.5
Net change in financial guaranty variable interest entities	93.9	25.7	—	119.6
Other income	42.2	—	—	42.2
Total revenues	254.1	25.4	(0.5)	279.0
Expenses
Loss and loss adjustment expenses	(27.0)	1.2	0.3	(25.5)
Interest and other operating expenses	89.0	—	—	89.0
Total expenses	62.0	1.2	0.3	63.5
Income (loss) before income taxes	192.1	24.2	(0.8)	215.5
Provision (benefit) for income taxes
Current	(197.6)	—	—	(197.6)
Deferred	264.3	8.5	(0.3)	272.5
Total provision (benefit) for income taxes	66.7	8.5	(0.3)	74.9
Net income (loss)	$125.4	$15.7	$(0.5)	$140.6
Earnings per share:
Basic	$0.68			$0.76
Diluted	$0.67			$0.75

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2011

	Three Months Ended March 31, 2010
	As Previously Filed	(1) Financial Guaranty VIE Eliminations	(2) Other Adjustments	Restated
	(in millions, except per share amounts)
Revenues
Net earned premiums	$319.6	$(4.9)	$—	$314.7
Net investment income	84.3	—	—	84.3
Net realized investment gains (losses)	9.4	—	—	9.4
Net change in fair value of credit derivatives	278.8	—	—	278.8
Fair value gain (loss) on committed capital securities	(1.3)	—	—	(1.3)
Net change in financial guaranty variable interest entities	(10.6)	1.7	—	(8.9)
Other income	(12.9)	—	—	(12.9)
Total revenues	667.3	(3.2)	—	664.1
Expenses
Loss and loss adjustment expenses	130.5	(14.2)	(5.4)	110.9
Interest and other operating expenses	99.9	—	—	99.9
Total expenses	230.4	(14.2)	(5.4)	210.8
Income (loss) before income taxes	436.9	11.0	5.4	453.3
Provision (benefit) for income taxes
Current	(39.0)	—	—	(39.0)
Deferred	153.9	3.9	1.0	158.8
Total provision (benefit) for income taxes	114.9	3.9	1.0	119.8
Net income (loss)	$322.0	$7.1	$4.4	$333.5
Earnings per share:
Basic	$1.74			$1.81
Diluted	$1.69			$1.75

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2011

The effect of the restatement on the consolidated statements of comprehensive income is shown in the tables below.

	Three Months Ended March 31, 2011
	As Previously Filed	(1) Financial Guaranty VIE Eliminations	(2) Other Adjustments	Restated
	(in millions)
Net income	$125.4	$15.7	$(0.5)	$140.6
Unrealized holding gains (losses) arising during the period	(25.2)	(0.3)	—	(25.5)
Less: reclassification adjustment for gains (losses)	1.0	—	—	1.0
Change in net unrealized gains on investments	(26.2)	(0.3)	—	(26.5)
Change in cumulative translation adjustment	1.2	—	—	1.2
Change in cash flow hedge	(0.1)	—	—	(0.1)
Other comprehensive income(loss)	(25.1)	(0.3)	—	(25.4)
Comprehensive income (loss)	$100.3	$15.4	$(0.5)	$115.2

	Three Months Ended March 31, 2010
	As Previously Filed	(1) Financial Guaranty VIE Eliminations	(2) Other Adjustments	Restated
	(in millions)
Net income	$322.0	$7.1	$4.4	$333.5
Unrealized holding gains (losses) arising during the period	9.2	—	—	9.2
Less: reclassification adjustment for gains (losses)	6.6	—	—	6.6
Change in net unrealized gains on investments	2.6	—	—	2.6
Change in cumulative translation adjustment	(3.9)	—	—	(3.9)
Change in cash flow hedge	(0.1)	—	—	(0.1)
Other comprehensive income(loss)	(1.4)	—	—	(1.4)
Comprehensive income (loss)	$320.6	$7.1	$4.4	$332.1

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2011

The effect of the restatement on the consolidated statements of cash flows is shown in the tables below.

	Three Months Ended March 31, 2011
	As Previously Filed	(1) Financial Guaranty VIE Eliminations	Restated
	(in millions)
Net cash flows provided by (used in) operating activities	$(158.2)	$36.1	$(122.1)
Investing activities
Fixed maturity securities:
Purchases	(511.7)	—	(511.7)
Sales	299.9	—	299.9
Maturities	184.2	(0.6)	183.6
Net sales (purchases) of short-term investments	263.3	(21.0)	242.3
Net proceeds from paydowns on financial guaranty variable interest entities’ assets	162.5	—	162.5
Other	4.2	—	4.2
Net cash flows provided by (used in) investing activities	402.4	(21.6)	380.8
Financing activities
Dividends paid	(8.3)	—	(8.3)
Share activity under option and incentive plans	(2.3)	—	(2.3)
Net paydowns of financial guaranty variable interest entities’ liabilities	(241.6)	—	(241.6)
Repayment of long-term debt	(5.1)	—	(5.1)
Net cash flows provided by (used in) financing activities	(257.3)	—	(257.3)
Effect of exchange rate changes	1.8	—	1.8
Increase (decrease) in cash	(11.3)	14.5	3.2
Cash at beginning of period	107.2	1.2	108.4
Cash at end of period	$95.9	$15.7	$111.6

	Three Months Ended March 31, 2010
	As Previously Filed	(1) Financial Guaranty VIE Eliminations	Restated
	(in millions)
Net cash flows provided by (used in) operating activities	$(236.6)	$26.2	$(210.4)
Investing activities
Fixed maturity securities:
Purchases	(418.0)	—	(418.0)
Sales	187.8	—	187.8
Maturities	265.3	—	265.3
Net sales (purchases) of short-term investments	246.0	(26.2)	219.8
Net proceeds from paydowns on financial guaranty variable interest entities’ assets	60.7	—	60.7
Other	4.8	—	4.8
Net cash flows provided by (used in) investing activities	346.6	(26.2)	320.4
Financing activities
Dividends paid	(8.3)	—	(8.3)
Share activity under option and incentive plans	(2.6)	—	(2.6)
Net paydowns of financial guaranty variable interest entities’ liabilities	(46.2)	—	(46.2)
Repayment of long-term debt	(6.3)	—	(6.3)
Net cash flows provided by (used in) financing activities	(63.4)	—	(63.4)
Effect of exchange rate changes	(0.2)	—	(0.2)
Increase (decrease) in cash	46.4	—	46.4
Cash at beginning of period	44.1	—	44.1
Cash at end of period	$90.5	$—	$90.5

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

The Company also revised certain disclosures in Note 16 as part of the restatement of these financial statements.

3. Business Changes, Risks, Uncertainties and Accounting Developments

Summarized below are updates of the most significant events since the year-end 2010 that have had, or may have in the future, a material effect on the financial position, results of operations or business prospects of the Company.

Bank of America Agreement

On April 14, 2011, Assured Guaranty reached a comprehensive agreement with Bank of America Corporation and its subsidiaries, including Countrywide Financial Corporation and its subsidiaries (collectively, “Bank of America”), regarding their liabilities with respect to 29 RMBS transactions insured by Assured Guaranty, including claims relating to reimbursement for breaches of representations and warranties (“R&W”) and historical loan servicing issues (“Bank of America Agreement”). Of the 29 RMBS transactions, eight are second lien transactions and 21 are first lien transactions. The Bank of America Agreement covers Bank of America sponsored securitizations that AGM or AGC has insured, as well as certain other securitizations containing concentrations of Countrywide originated loans that AGM or AGC has insured. The transactions covered by the Bank of America Agreement have a gross par outstanding of $5.2 billion ($4.8 billion net par outstanding) as of March 31, 2011, or 29% of Assured Guaranty’s total below investment grade (“BIG”) RMBS net par outstanding.

Bank of America paid Assured Guaranty $850 million on April 14, 2011 and is obligated to pay another $250 million by March 2012. In addition, Bank of America will reimburse Assured Guaranty 80% of claims Assured Guaranty pays on the 21 first lien transactions, up to collateral losses of $6.6 billion. On April 14, 2011, Bank of America placed $1 billion of eligible assets into trust in order to collateralize the reimbursement obligation relating to the first lien transactions. The amount of assets required to be posted may increase or decrease from time to time, as determined by rating agency requirements. As of March 31, 2011, cumulative collateral losses on these first lien RMBS transactions were approximately $1.5 billion, AGM had paid $2.0 million in claims and the Company’s estimated gross economic loss before considering R&W benefit on these transactions was $538.3 million, which assumes cumulative projected collateral losses of $4.8 billion.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2011

4. Outstanding Exposure

The Company’s insurance policies and credit derivative contracts are written in different forms, but collectively are considered financial guaranty contracts. They typically guarantee the scheduled payments of principal and interest (“Debt Service”) on public finance and structured finance obligations. The Company seeks to limit its exposure to losses by underwriting obligations that are investment grade at inception, diversifying its portfolio and maintaining rigorous subordination or collateralization requirements on structured finance obligations. The Company also has utilized reinsurance by ceding business to third- party reinsurers. The Company provides financial guaranties with respect to debt obligations of special purpose entities, including VIEs. Based on accounting standards in effect during any given reporting period, some of these VIEs are consolidated as described in Note 8. The outstanding par and Debt Service amounts presented below include outstanding exposures on VIEs whether or not they are consolidated.

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

In addition to amounts shown in the tables above, the Company had outstanding commitments to provide guaranties of $3.7 billion for structured finance and $1.3 billion for public finance commitments at March 31, 2011. The structured finance commitments include the unfunded component of and delayed draws on pooled corporate transactions. Public finance commitments typically relate to primary and secondary public finance debt issuances. The expiration dates for the public finance commitments range between April 1, 2011 and February 1, 2019, with $0.9 billion expiring prior to December 31, 2011. All the commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be cancelled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2011

Significant Risk Management Activities

The Risk Oversight and Audit Committees of the Board of Directors of AGL oversee the Company’s risk management policies and procedures. With input from the board committees, specific risk policies and limits are set by the Portfolio Risk Management Committee, which includes members of senior management and senior Credit and Surveillance officers.

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

Work-out personnel are responsible for managing work-out and loss mitigation situations. They develop strategies designed to enhance the ability of the Company to enforce its contractual rights and remedies and to mitigate its losses, engage in negotiation discussions with transaction participants and, when necessary, manage (along with Legal personnel) the Company’s litigation proceedings.

Since the onset of the financial crisis, the Company has shifted personnel to loss mitigation and work-out activities and hired new personnel to augment its efforts. Although the Company’s loss mitigation efforts may extend to any transaction it has identified as having loss potential, much of the recent activity has been focused on RMBS.

Generally, when mortgage loans are transferred into a securitization, the loan originator(s) and/or sponsor(s) provide R&W that the loans meet certain characteristics, and a breach of such R&W often requires that the loan be repurchased from the securitization. In many of the transactions the Company insures, it is in a position to enforce these requirements. The Company uses internal resources as well as third party forensic underwriting firms and legal firms to pursue breaches of R&W. If a provider of R&W refuses to honor its repurchase obligations, the Company may choose to initiate litigation. See “Recovery Litigation” in Note 5 below.

The quality of servicing of the mortgage loans underlying an RMBS transaction influences collateral performance and ultimately the amount (if any) of the Company’s insured losses. The Company has established a group to mitigate RMBS losses by influencing mortgage servicing, including, if possible, causing the transfer of servicing or establishing special servicing.

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

Surveillance Categories

The Company segregates its insured portfolio into investment grade and BIG surveillance categories to facilitate the appropriate allocation of resources to monitoring and loss mitigation efforts and to aid in establishing the appropriate cycle for periodic review for each exposure. BIG exposures include all exposures with internal credit ratings below BBB-. The Company’s internal credit ratings are based on the Company’s internal assessment of the likelihood of default. The Company’s internal credit ratings are expressed on a ratings scale similar to that used by the rating agencies and are generally reflective of an approach similar to that employed by the rating agencies.

The Company monitors its investment grade credits to determine whether any new credits need to be internally downgraded to BIG. The Company refreshes its internal credit ratings on individual credits in quarterly, semi-annual or

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2011

annual cycles based on the Company’s view of the credit’s quality, loss potential, volatility and sector. Ratings on credits in sectors identified as under the most stress or with the most potential volatility are reviewed every quarter. The Company’s insured credit ratings on assumed credits are based in large part on the ceding company’s credit rating of the transactions, although, to the extent information is available, the Company will conduct an independent review of low rated credits or credits in volatile sectors. For example the Company models all assumed RMBS credits with par above $1 million, as well as certain RMBS credits below that amount.

Credits identified as BIG are subjected to further review to determine the probability of a loss (see Note 5 “Loss estimation process”). Surveillance personnel then assign each BIG transaction to the appropriate BIG surveillance category based upon whether a lifetime loss is expected and whether a claim has been paid. The Company expects “lifetime losses” on a transaction when the Company believes there is more than a 50% chance that, on a present value basis, it will pay more claims over the life of that transaction than it will ultimately have been reimbursed. For surveillance purposes, the Company calculates present value using a constant discount rate of 5%. (A risk free rate is used for recording of reserves for financial statement purposes.) A “liquidity claim” is a claim that the Company expects to be reimbursed within one year.

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

Financial Guaranty Exposures

(Insurance and Credit Derivative Form)

	March 31, 2011
	BIG Net Par Outstanding					BIG Net Par as a %
	BIG 1	BIG 2	BIG 3	Total BIG	Net Par Outstanding	of Net Par Outstanding
	(in millions)
	(restated)	(restated)
First lien U.S. RMBS:
Prime first lien	$82	$519	$—	$601	$813	0.1%
Alt-A first lien	919	3,485	549	4,953	5,939	0.8
Option ARM	3	1,433	1,327	2,763	3,020	0.5
Subprime (including net interest margin securities)	62	2,734	185	2,981	8,726	0.5
Second lien U.S. RMBS:
Closed end second lien	161	441	482	1,084	1,114	0.2
Home equity lines of credit (“HELOCs”)	495	—	3,314	3,809	4,513	0.6
Total U.S. RMBS	1,722	8,612	5,857	16,191	24,125	2.7
Other structured finance	2,887	457	2,435	5,779	118,967	1.0
Public finance	3,691	282	886	4,859	459,195	0.8
Total	$8,300	$9,351	$9,178	$26,829	$602,287	4.5%

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2011

	December 31, 2010
	BIG Net Par Outstanding					BIG Net Par as a %
	BIG 1	BIG 2	BIG 3	Total BIG	Net Par Outstanding	of Net Par Outstanding
	(in millions)
	(restated)	(restated)
First lien U.S. RMBS:
Prime first lien	$82	$542	$—	$624	$849	0.1%
Alt-A first lien	976	3,108	573	4,657	6,134	0.8
Option ARM	33	2,186	640	2,859	3,214	0.5
Subprime (including net interest margin securities)	729	2,248	106	3,083	9,039	0.4
Second lien U.S. RMBS:
Closed end second lien	63	444	624	1,131	1,164	0.2
HELOCs	369	—	3,632	4,001	4,730	0.6
Total U.S. RMBS	2,252	8,528	5,575	16,355	25,130	2.6
Other structured finance	2,687	363	2,447	5,497	124,262	0.9
Public finance	3,752	283	919	4,954	467,739	0.8
Total	$8,691	$9,174	$8,941	$26,806	$617,131	4.3%

Net Par Outstanding for Below Investment Grade Credits

	As of March 31, 2011
Description	Net Par Outstanding Financial Guaranty Insurance	Number of Financial Guaranty Credits in Category	Net Par Outstanding Credit Derivatives	Number of Credit Derivatives Credits in Category	BIG Net Par Outstanding Total	Total Number of BIG Credits
	(dollars in millions)
	(restated)	(restated)			(restated)	(restated)
BIG:
Category 1	$4,921	129	$3,379	31	$8,300	160
Category 2	5,586	96	3,765	48	9,351	144
Category 3	7,490	117	1,688	18	9,178	135
Total BIG	$17,997	342	$8,832	97	$26,829	439

	As of December 31, 2010
Description	Net Par Outstanding Financial Guaranty Insurance	Number of Financial Guaranty Credits in Category	Net Par Outstanding Credit Derivatives	Number of Credit Derivatives Credits in Category	BIG Net Par Outstanding Total	Total Number of BIG Credits
	(dollars in millions)
	(restated)	(restated)			(restated)	(restated)
BIG:
Category 1	$5,450	119	$3,241	31	$8,691	150
Category 2	5,717	98	3,457	50	9,174	148
Category 3	7,281	115	1,660	12	8,941	127
Total BIG	$18,448	332	$8,358	93	$26,806	425

5. Financial Guaranty Contracts Accounted for as Insurance

The following tables present net premium earned, premium receivable activity, expected collections of future premiums and expected future earnings on the existing book of business. The tables below provide the expected timing of premium revenue recognition, before accretion, and the expected timing of loss and loss adjustment expenses (“LAE”) recognition, before accretion. Actual collections may differ from expected collections in the tables below due to factors such as foreign exchange rate fluctuations and counterparty collectability issues. The amount and timing of actual premium earnings and loss expense may differ from the estimates shown below due to factors such as refundings, accelerations, future commutations, and updates to loss estimates.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2011

Net Earned Premiums

	First Quarter
	2011	2010
	(in millions)
		(restated)
Scheduled net earned premiums	$214.9	$286.6
Acceleration of premium earnings(1)	29.6	15.4
Accretion of discount on net premiums receivable	9.0	12.1
Total financial guaranty	253.5	314.1
Other	0.5	0.6
Total net earned premiums(2)	$254.0	$314.7

(1)                                  Reflects the unscheduled refundings of underlying insured obligations.

(2)                                  Excludes $19.1 million and $10.9 million in First Quarter 2011 and 2010, respectively, related to consolidated VIEs.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2011

Gross Premium Receivable, Net of Ceding Commissions Roll Forward

	First Quarter
	2011	2010
	(in millions)
		(restated)
Balance beginning of period	$1,167.6	$1,418.2
Change in accounting(1)	—	(19.0)
Balance beginning of the period, adjusted	1,167.6	1,399.2
Premium written, net	48.0	83.7
Premium payments received, net	(72.8)	(113.3)
Adjustments to the premium receivable:
Changes in the expected term of financial guaranty insurance contracts	(51.1)	9.6
Accretion of the discount	9.2	13.9
Foreign exchange translation	15.9	(38.6)
Other adjustments	1.2	2.4
Balance, end of period	$1,118.0	$1,356.9

(1)                                  Represents elimination of premium receivable related to consolidated financial guaranty VIEs.

Gains or losses due to foreign exchange rate changes relate to installment premium receivables denominated in currencies other than the U.S. dollar. Approximately 45% and 42% of the Company’s installment premiums at March 31, 2011 and December 31, 2010, respectively, are denominated in currencies other than the U.S. dollar, primarily in euro and British Pound Sterling.

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

Net deferred premium revenue will be recognized as net earned premiums. Amounts expected to be recognized in net earned premiums differ significantly from expected cash collections due primarily to amounts in deferred premium revenue representing cash already collected on policies paid upfront and fair value adjustments recorded in connection with the acquisition of AGHM on July 1, 2009 (“AGMH Acquisition”).

The following table provides a schedule of the expected timing of the income statement recognition of financial guaranty insurance net deferred premium revenue and present value of net expected losses to be expensed, pre-tax. This table excludes amounts related to consolidated VIEs.

Expected Timing of Financial Guaranty Insurance

Premium and Loss Recognition

	As of March 31, 2011
	Scheduled Net Earned Premium	Net Expected Loss to be Expensed(1)	Net
	(in millions)
		(restated)	(restated)
2011 (April 1 - June 30)	$200.4	$48.1	$152.3
2011 (July 1 - September 30)	185.1	49.2	135.9
2011 (October 1 - December 31)	171.6	40.3	131.3
2012	589.9	111.1	478.8
2013	491.2	62.0	429.2
2014	434.7	46.0	388.7
2015	385.4	37.4	348.0
2016 - 2020	1,451.2	139.1	1,312.1
2021 - 2025	918.3	68.5	849.8
2026 - 2030	567.9	54.9	513.0
After 2030	611.3	53.6	557.7
Total present value basis(2)(3)	6,007.0	710.2	5,296.8
Discount	358.4	517.5	(159.1)
Total future value	$6,365.4	$1,227.7	$5,137.7

(1)

These amounts reflect the Company’s estimate as of March 31, 2011 of expected losses to be expensed and are not included in loss and LAE reserve because loss and LAE is only recorded for the amount total loss exceeds deferred premium revenue, determined on a contract-by-contract basis.

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

Loss Estimation Process

The Company’s loss reserve committees estimate expected losses for the Company’s financial guaranty exposures. Surveillance personnel present analysis related to potential losses to the Company’s loss reserve committees for consideration in estimating the expected loss of the Company. Such analysis includes the consideration of various scenarios with potential probabilities assigned to them. Depending upon the nature of the risk, the Company’s view of the potential size of any loss and the information available to the Company, that analysis may be based upon individually developed cash flow models, internal credit rating assessments and sector-driven loss severity assumptions, judgmental assessment or, in the case of its assumed business, loss estimates provided by ceding insurers. The Company’s loss reserve committees review and refresh the Company’s expected loss estimates each quarter. The Company’s estimate of ultimate loss on a policy is subject to significant uncertainty over the life of the insured transaction due to the potential for significant variability in credit performance due to changing economic, fiscal and financial market variability over the long duration of most contracts. The determination of expected loss is an inherently subjective process involving numerous estimates, assumptions and judgments by management.

The following table presents a roll forward of the present value of net expected loss and LAE to be paid for financial guaranty contracts accounted for as insurance by sector. Expected loss to be paid is the Company’s estimate of the present value of future claim payments, net of reinsurance and net of salvage and subrogation which includes the present value benefit of estimated recoveries for breaches of R&W.

Financial Guaranty Insurance

Present Value of Net Expected Loss and LAE to be paid

Roll Forward by Sector(1)

	Expected Loss to be Paid as of December 31, 2010	Development and Accretion of Discount(2)	Less: Paid Losses	Expected Loss to be Paid as of March 31, 2011
	(in millions)
	(restated)	(restated)		(restated)
U.S. RMBS:
First lien:
Prime first lien	$1.4	$0.1	$—	$1.5
Alt-A first lien	184.4	6.5	19.5	171.4
Option ARM	523.7	(114.7)	86.9	322.1
Subprime	200.4	(17.8)	15.1	167.5
Total first lien	909.9	(125.9)	121.5	662.5
Second lien:
Closed end second lien	56.6	(106.4)	27.1	(76.9)
HELOCs	(805.7)	77.6	64.6	(792.7)
Total second lien	(749.1)	(28.8)	91.7	(869.6)
Total U.S. RMBS	160.8	(154.7)	213.2	(207.1)
Other structured finance	159.1	16.3	2.4	173.0
Public finance	88.9	(13.6)	9.0	66.3
Total	$408.8	$(152.0)	$224.6	$32.2

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2011

	Expected Loss to be Paid as of December 31, 2009	Development and Accretion of Discount(2)	Less: Paid Losses	Expected Loss to be Paid as of March 31, 2010
	(in millions)
	(restated)	(restated)		(restated)
U.S. RMBS:
First lien:
Prime first lien	$—	$0.4	$—	$0.4
Alt-A first lien	204.4	9.0	14.0	199.4
Option ARM	545.2	31.8	16.4	560.6
Subprime	77.5	50.0	0.9	126.6
Total first lien	827.1	91.2	31.3	887.0
Second lien:
Closed end second lien	199.3	(42.3)	20.5	136.5
HELOCs	(206.6)	63.6	149.0	(292.0)
Total second lien	(7.3)	21.3	169.5	(155.5)
Total U.S. RMBS	819.8	112.5	200.8	731.5
Other structured finance	115.7	0.9	3.7	112.9
Public finance	130.9	20.1	24.4	126.6
Total	$1,066.4	$133.5	$228.9	$971.0

(1)                                  Amounts include all expected payments whether or not the insured transaction VIE is consolidated. Amounts exclude expected losses for mortgage business of $2.1 million as of March 31, 2011 and December 31, 2010.

(2)                                  Represents economic loss development plus accretion of discount in the period.

The Company’s expected LAE for mitigating claim liabilities were $16.5 million and $17.2 million as of March 31, 2011 and December 31, 2010, respectively. The Company used weighted-average risk free rates ranging from 0% to 5.29% and 0% to 5.34% to discount expected losses as of March 31, 2011 and December 31, 2010, respectively.

The table below provides a reconciliation of the Company’s expected loss to be paid to expected loss to be expensed. Expected loss to be paid differs from expected loss to be expensed due to: (1) the contra-paid because the payments have been made but have not yet been expensed, (2) for transactions with a net expected recovery, the addition of claim payments that have been made (and therefore are not included in expected loss to be paid) that are expected to be recovered in the future (and therefore have also reduced expected loss to be paid), and (3) loss reserves that have already been established and therefore expensed but not yet paid.

Reconciliation of Present Value of Net Expected Loss to be Paid

and Present Value of Net Expected Loss to be Expensed

	As of March 31, 2011	As of December 31, 2010
	(in millions)
	(restated)	(restated)
Net expected loss to be paid	$32.2	$408.8
Less: net expected loss to be paid for financial guaranty VIEs	24.9	49.2
Total	7.3	359.6
Contra-paid, net	173.7	121.3
Salvage and subrogation recoverable, net(1)	928.1	903.0
Loss and LAE reserve, net(2)	(398.9)	(550.0)
Net expected loss to be expensed(3)	$710.2	$833.9

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

The Company’s Approach to Projecting Losses in U.S. RMBS

The Company projects losses in U.S. RMBS on a transaction-by-transaction basis by projecting the performance of the underlying pool of mortgages over time and then applying the structural features (i.e., payment priorities and tranching) of the RMBS to the projected performance of the collateral over time. The resulting projected claim payments or reimbursements are then discounted to a present value using a risk free rate. For transactions where the Company projects it will receive recoveries from providers of R&W, the projected amount of recoveries is included in the projected cash flows from the collateral. The Company runs, and probability-weights, several sets of assumptions (referred to as”scenarios”) regarding potential mortgage collateral performance.

The further behind a mortgage borrower falls in payments, the more likely it is that he or she will default. The rate at which borrowers from a particular delinquency category (number of monthly payments behind) eventually default is referred to as the “liquidation rate.” Liquidation rates may be derived from observed roll rates, which are the rates at which loans progress from one delinquency category to the next and eventually to default and liquidation. The Company applies liquidation rates to the mortgage loan collateral in each delinquency category and makes certain timing assumptions to project near-term mortgage collateral defaults from loans that are currently delinquent.

Mortgage borrowers that are not more than one payment behind (generally considered performing borrowers) have demonstrated an ability and willingness to pay throughout the recession and mortgage crisis, and as a result are viewed as less likely to default than delinquent borrowers. Performing borrowers that eventually default will also need to progress through delinquency categories before any defaults occur. The Company projects how much of the currently performing loans will default and when by first converting the projected near term defaults of delinquent borrowers derived from liquidation rates into a vector of conditional default rates, then projecting how the conditional default rates will develop over time. Loans that are defaulted pursuant to the conditional default rate after the liquidation of currently delinquent loans represent defaults of currently performing loans. A conditional default rate is the outstanding principal amount of loans defaulting in a given month divided by the remaining outstanding amount of the whole pool of loans (or “collateral pool balance”). The collateral pool balance decreases over time as a result of scheduled principal payments, partial and whole principal repayments, and defaults.

In order to derive collateral pool losses from the collateral pool defaults it has projected, the Company applies a loss severity. The loss severity is the amount of loss the transaction experiences on a defaulted loan after the application of net proceeds from the disposal of the underlying property. The Company projects loss severities by sector based on experience to date. Further detail regarding the assumptions and variables the Company used to project collateral losses in its U.S. RMBS portfolio may be found below in the sections “U.S. Second Lien RMBS Loss Projections: HELOCs and Closed-End Second Lien” and “U.S. First Lien RMBS Loss Projections: Alt-A First Lien, Option ARM, Subprime and Prime”.

The Company is in the process of enforcing claims for breaches of R&W regarding the characteristics of the loans included in the collateral pools. The Company calculates a credit to the RMBS issuer for such recoveries where the R&W were provided by an entity the Company believes to be financially viable and where the Company already has access or believes it will attain access to the underlying mortgage loan files. In second liens this credit is based on a factor of actual repurchase rates achieved, while in first liens this credit is estimated by reducing collateral losses projected by the Company to reflect a factor of the recoveries the Company believes it will achieve, which factor is derived based on the number of breaches identified to date and incorporated scenarios based on the amounts the Company was able to negotiate under the Bank of America Agreement. The first lien approach is different than the second lien approach because of the Company’s first lien transactions have multiple tranches and a more complicated method is required to correctly allocate credit to each tranche. In each case, the credit is a function of the projected lifetime collateral losses in the collateral pool, so an increase in projected collateral losses increases the representation and warranty credit calculated by the Company for the RMBS issuer. Further detail regarding how the Company calculates these credits may be found under “Breaches of Representations and Warranties” below.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2011

The Company projects the overall future cash flow from a collateral pool by adjusting the payment stream from the principal and interest contractually due on the underlying mortgages for (a) the collateral losses it projects as described above, (b) assumed voluntary prepayments and (c) recoveries for breaches of R&W as described above. The Company then applies an individual model of the structure of the transaction to the projected future cash flow from that transaction’s collateral pool to project the Company’s future claims and claim reimbursements for that individual transaction. Finally, the projected claims and reimbursements are discounted to a present value using a risk free rate. As noted above, the Company runs several sets of assumptions regarding mortgage collateral performance, or scenarios, and probability weights them.

First Quarter-End 2011 U.S. RMBS Loss Projections

The Company’s RMBS projection methodology assumes that the housing and mortgage markets will eventually recover. Accordingly, the Company retaining the initial plateau period used in the previous quarter reflects an assumption that the recovery in the housing and mortgage markets will be delayed by another three months.

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

The Company also used generally the same methodology to project the credit received by the RMBS issuers for recoveries in R&W in First Quarter 2011 as it used at year-end 2010. The primary difference relates to the Company’s execution of the Bank of America Agreement and the inclusion of the terms of the agreement as a potential scenario in transactions not sponsored by Bank of America. The Company also added R&W credits for two second lien transactions where the Company concluded it had the right to obtain loan files that it had not previously concluded were accessible. The Company also added R&W credits for ten first lien transactions where either it concluded it had the right to obtain loan files that it had not previously concluded were accessible or where it anticipates receiving a benefit due to the Bank of America Agreement. See “Bank of America Agreement” in Note 3.

U.S. Second Lien RMBS Loss Projections: HELOCs and Closed-End Second Lien

The Company insures two types of second lien RMBS: those secured by HELOCs and those secured by closed end second lien mortgages. HELOCs are revolving lines of credit generally secured by a second lien on a one to four family home. A mortgage for a fixed amount secured by a second lien on a one to four family home is generally referred to as a closed end second lien. Both first lien RMBS and second lien RMBS sometimes include a portion of loan collateral with a different priority than the majority of the collateral. The Company has material exposure to second lien mortgage loans originated and serviced by a number of parties, but the Company’s most significant second lien exposure is to HELOCs originated and serviced by Countrywide, a subsidiary of Bank of America. See “Breaches of Representations and Warranties.”

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

The Company believes the primary variables impacting its expected losses in second lien RMBS transactions are the amount and timing of future losses in the collateral pool supporting the transactions and the amount of loans repurchased for breaches of R&W. Expected losses are also a function of the structure of the transaction; the voluntary prepayment rate (typically also referred to as conditional prepayment rate of the collateral); the interest rate environment; and assumptions about the draw rate and loss severity. These variables are interrelated, difficult to predict and subject to considerable volatility. If actual experience differs from the Company’s assumptions, the losses incurred could be materially different from the estimate. The Company continues to update its evaluation of these exposures as new information becomes available.

The following table shows the Company’s key assumptions used in its calculation of estimated expected losses for the Company’s direct vintage 2004 - 2008 second lien U.S. RMBS as of March 31, 2011, December 31, 2010, and March 31, 2010:

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

(1)                                  Represents assumptions for most heavily weighted scenario (the “base case”).

In second lien transactions the projection of near-term defaults from currently delinquent loans is relatively straightforward because loans in second lien transactions are generally “charged off” (treated as defaulted) by the securitization’s servicer once the loan is 180 days past due. Most second lien transactions report the amount of loans in five monthly delinquency categories (i.e., 30-59 days past due, 60-89 days past due, 90-119 days past due, 120-149 days past due and 150-179 days past due). The Company estimates the amount of loans that will default over the next five months by calculating current representative liquidation rates (the percent of loans in a given delinquency status that are assumed to ultimately default) from selected representative transactions and then applying an average of the preceding 12 months’ liquidation rates to the amount of loans in the delinquency categories. The amount of loans projected to default in the first through fifth months is expressed as a conditional default rate. The first four months’ conditional default rate is calculated by applying the liquidation rates to the current period past due balances (i.e., the 150-179 day balance is liquidated in the first projected month, the 120-149 day balance is liquidated in the second projected month, the 90-119 day balance is liquidated in the third projected month and the 60-89 day balance is liquidated in the fourth projected month). For the fifth month the conditional default rate is calculated using the average 30-59 day past due balances for the prior three months. An average of the third, fourth and fifth month conditional default rates is then used as the basis for the plateau period that follows the embedded five months of losses.

As of March 31, 2011, in the base scenario, the conditional default rate (the “plateau conditional default rate”) was held constant for one month. Once the plateau period has ended, the conditional default rate is assumed to gradually trend down in uniform increments to its final long-term steady state conditional default rate. In the base scenario, the time over which the conditional default rate trends down to its final conditional default rate is thirty months (compared to eighteen months at year-end 2010). Therefore, the total stress period for second lien transactions would be thirty-six months which is comprised of: five months of delinquent data, a one month plateau period and 30 months decrease to the steady state conditional default rate. This is twelve months longer than the 24 months of total stress period used at year-end 2010.The long-term steady state conditional default rates are calculated as the constant conditional default rates that would have yielded the amount of losses originally expected at underwriting. When a second lien loan defaults, there is generally very low recovery. Based on current expectations of future performance, the Company assumes that it will only recover 2% of the collateral.

The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected (which is a function of the conditional default rate and the loan balance over time) as well as the amount of excess spread (which is the excess of the interest paid by the borrowers on the underlying loan over the amount of interest and expenses owed on the insured obligations). In the base case, the current conditional prepayment rate is assumed to continue until the end of the plateau before gradually increasing to the final conditional prepayment rate over the same period the conditional default rate decreases. For transactions where the initial conditional prepayment rate is higher than the final conditional prepayment rate, the initial conditional prepayment rate is held constant. The final conditional prepayment rate is assumed to be 10% for both

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2011

HELOC and closed end second lien transactions. This level is much higher than current rates, but lower than the historical average, which reflects the Company’s continued uncertainty about performance of the borrowers in these transactions. This pattern is consistent with how the Company modeled the conditional prepayment rate at year-end 2010. To the extent that prepayments differ from projected levels it could materially change the Company’s projected excess spread.

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

At March 31, 2011, the Company’s base case assumed a one month conditional default rate plateau and a 30 months ramp down (for a total stress period of 36 months). Increasing the conditional default rate plateau to 4 months and keeping the ramp down at 30 months (for a total stress period of 39 months) would increase the expected loss by approximately $88.3 million for HELOC transactions and $9.8 million for closed end second lien transactions. On the other hand, keeping the conditional default rate plateau at one month but decreasing the length of the conditional default rate ramp down to a 24 month assumption (for a total stress period of 30 months) would decrease the expected loss by approximately $80.1 million for HELOC transactions and $3.9 million for closed end second lien transactions.

U.S. First Lien RMBS Loss Projections: Alt-A First Lien, Option ARM, Subprime and Prime

First lien RMBS are generally categorized in accordance with the characteristics of the first lien mortgage loans on one to four family homes supporting the transactions. The collateral supporting “subprime” RMBS transactions is comprised of first-lien residential mortgage loans made to subprime borrowers. A “subprime borrower” is one considered to be a higher risk credit based on credit scores or other risk characteristics. Another type of RMBS transaction is generally referred to as “Alt-A first lien.” The collateral supporting such transactions is comprised of first-lien residential mortgage loans made to “prime” quality borrowers who lack certain ancillary characteristics that would make them prime. When more than 66% of the loans originally included in the pool are mortgage loans with an option to make a minimum payment that has the potential to negatively amortize the loan (i.e., increase the amount of principal owed), the transaction is referred to as an “Option ARM.” Finally, transactions may be primarily composed of loans made to prime borrowers. Both first lien RMBS and second lien RMBS sometimes include a portion of loan collateral with a different priority than the majority of the collateral.

The performance of the Company’s first lien RMBS exposures began to deteriorate in 2007 and such transactions, particularly those originated in the period from 2005 through 2007 continue to perform below the Company’s original underwriting expectations. The Company currently projects first lien collateral losses many times those expected at the time of underwriting. While insured securities benefitted from structural protections within the transactions designed to absorb some of the collateral losses, in many first lien RMBS transactions, projected losses exceed those structural protections.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2011

The following table shows the Company’s liquidation assumptions for various delinquency categories. There were no changes to the liquidation rates as of March 31, 2011, December 31, 2010 and March 31, 2010.

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

In the base case, each transaction’s conditional default rate is projected to improve over 12 months to an intermediate conditional default rate (calculated as 15% of its conditional default rate plateau); that intermediate conditional default rate is held constant for 36 months and then trails off in steps to a final conditional default rate of 5% of the conditional default rate plateau. Under the Company’s methodology, defaults projected to occur in the first 24 months represent defaults that can be attributed to loans that are currently delinquent or in foreclosure, while the defaults projected to occur using the projected conditional default rate trend after the first 24 month period represent defaults attributable to borrowers that are currently performing.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2011

The following table shows the Company’s key assumptions used in its calculation of expected losses for the Company’s direct vintage 2004 - 2008 first lien U.S. RMBS as of March 31, 2011, December 31, 2010 and March 31, 2010.

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

The ultimate performance of the Company’s first lien RMBS transactions remains highly uncertain and may be subject to considerable volatility due to the influence of many factors, including the level and timing of loan defaults, changes in housing prices and other variables. The Company will continue to monitor the performance of its RMBS exposures and will adjust the loss projections for those transactions based on actual performance and management’s estimates of future performance.

In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien transactions by varying its assumptions of how fast recovery is expected to occur. The primary variable when modeling sensitivities was how quickly the conditional default rate returned to its modeled equilibrium, which was defined as 5% of the current conditional default rate. The Company also stressed conditional prepayment rates and the speed of recovery of loss severity rates. In a somewhat more stressful environment than that of the base case, where the conditional default rate recovery was more gradual and the final conditional prepayment rate was 15% rather than 10%, the Company’s expected losses would increase by approximately $8.3 million for Alt-A first liens, $57.3 million for Option ARMs, $25.7 million for subprime and $0.1 million for prime transactions. In an even more stressful scenario where the conditional default rate plateau was extended 3 months (to be 27 months long) before the same more gradual conditional default rate recovery and loss severities were assumed to recover over 4 rather than 2 years (and subprime loss severities were assumed to recover only to 60%), the Company’s expected losses would increase by approximately $40.6 million for Alt-A first liens, $142.3 million for Option ARMs, $170.8 million for subprime and $0.6 million for prime transactions. The Company also considered a scenario where

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2011

the recovery was faster than in its base case. In this scenario, where the conditional default rate plateau was 3 months shorter (21 months, effectively assuming that liquidation rates would improve) and the conditional default rate recovery was more pronounced, the Company’s expected losses would decrease by approximately $22.5 million for Alt-A first liens, $76.7 million for Option ARMs, $30.7 million for subprime and $0.3 million for prime transactions.

Breaches of Representations and Warranties

The Company is pursuing reimbursements for breaches of R&W regarding loan characteristics. Performance of the collateral underlying certain first and second lien securitizations has substantially differed from the Company’s original expectations. The Company has employed several loan file diligence firms and law firms as well as devoted internal resources to review the mortgage files surrounding many of the defaulted loans. The Company’s success in these efforts resulted in two negotiated agreements, to date, in respect of the Company’s R&W claims, including on April 14, 2011 with Bank of America as described under “Bank of America Agreement” in Note 3. Additionally, for the counterparties with which the Company had not settled its claims for breaches of representations and warranties, the Company had performed a detailed review of approximately 13,500 second lien and 15,400 first lien defaulted loan files, representing approximately $940 million in second lien and $4.5 billion in first lien outstanding par of defaulted loans underlying insured transactions. The Company identified approximately 12,000 second lien transaction loan files and approximately 14,550 first lien transaction loan files that breached one or more R&W regarding the characteristics of the loans, such as misrepresentation of income or employment of the borrower, occupancy, undisclosed debt and non-compliance with underwriting guidelines at loan origination. The Company continues to review new files as new loans default and as new loan files are made available to it. The Company generally obtains the loan files from the originators or servicers (including master servicers). In some cases, the Company requests loan files via the trustee, which then requests the loan files from the originators and/or servicers. On second lien loans, the Company requests loan files for all charged-off loans. On first lien loans, the Company requests loan files for all severely (60+ days) delinquent loans and all liquidated loans. Recently, the Company started requesting loan files for all the loans (both performing and non-performing) in certain deals to limit the number of requests for additional loan files as the transactions season and loans charge-off, become 60+ days delinquent or are liquidated. The Company takes no repurchase credit for R&W breaches on loans that are expected to continue to perform. Following negotiations with the providers of the R&W, as of March 31, 2011, the Company had reached agreement for providers to repurchase $33 million of second lien and $42 million of first lien loans. The $33 million for second lien loans represents the calculated repurchase price for 123 loans and the $42 million for first lien loans represents the calculated repurchase price for 378 loans. The repurchase proceeds are paid to the RMBS transactions and distributed in accordance with the payment priorities set out in the transaction agreements, so the proceeds are not necessarily allocated to the Company on a dollar-for-dollar basis. Proceeds projected to be reimbursed to the Company on transactions where the Company has already paid claims are viewed as a recovery on paid losses. For transactions where the Company has not already paid claims, projected recoveries reduce projected loss estimates. In either case, projected recoveries have no effect on the amount of the Company’s exposure. These amounts reflect payments made pursuant to the negotiated transaction agreements and not payments made pursuant to legal settlements. See “Recovery Litigation” below for a description of the related legal proceedings the Company has commenced.

The Company has included in its net expected loss estimates as of March 31, 2011 an estimated benefit from loan repurchases related to breaches of R&W of $2.2 billion, which includes amounts with Bank of America. The amount of benefit recorded as a reduction of expected losses was calculated by extrapolating each transaction’s breach rate on defaulted loans to projected defaults and, in the case of transactions subject to the Bank of America Agreement, the estimated impact of that agreement on the relevant transactions. See “Bank of America Agreement” in Note 3. The Company did not incorporate any gain contingencies or damages paid from potential litigation in its estimated repurchases. The amount the Company will ultimately recover related to contractual R&W is uncertain and subject to a number of factors including the counterparty’s ability to pay, the number and loss amount of loans determined to have breached R&W and, potentially, negotiated settlements or litigation recoveries. As such, the Company’s estimate of recoveries is uncertain and actual amounts realized may differ significantly from these estimates. In arriving at the expected recovery from breaches of R&W, the Company considered the credit worthiness of the provider of the R&W, the number of breaches found on defaulted loans, the success rate in resolving these breaches with the provider of the R&W and the potential amount of time until the recovery is realized.

The calculation of expected recovery from breaches of R&W involved a variety of scenarios which ranged from the Company recovering substantially all of the losses it incurred due to violations of R&W to the Company realizing very limited recoveries. The Company did not include any recoveries related to breaches of R&W in amounts greater than the losses it expected to pay under any given cash flow scenario. These scenarios were probability weighted in order to determine the recovery incorporated into the Company’s reserve estimate. This approach was used for both loans that had already defaulted and those assumed to default in the future. In all cases, recoveries were limited to amounts paid or expected to be paid by the Company.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2011

The following table represents the Company’s total estimated recoveries netted in expected loss to be paid, from defective mortgage loans included in certain first and second lien U.S. RMBS loan securitizations that it insures. The Company had $2.2 billion of estimated recoveries from ineligible loans as of March 31, 2011, of which $1.0 billion is reported in salvage and subrogation recoverable, $0.8 billion is netted in loss and LAE reserves and $0.4 billion is netted in the unearned premium reserve portion of its stand- ready obligation reported on the Company’s consolidated balance sheet. The Company had $1.6 billion of estimated recoveries from ineligible loans as of December 31, 2010, of which $0.9 billion is reported in salvage and subrogation recoverable, $0.5 billion is netted in loss and LAE reserves and $0.2 billion is netted in unearned premium reserve portion of its stand-ready obligation reported on the Company’s consolidated balance sheet.

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

The $680.0 million R&W development and accretion of discount during First Quarter 2011 in the above table resulted in large part from the Bank of America Agreement the Company executed on April 14, 2011 with Bank of America related to the Company’s R&W claims and described under “Bank of America Agreement” in Note 3. The benefit of the Bank of America Agreement is included in the R&W credit for the transactions directly impacted by the agreement. In addition, the Bank of America Agreement caused the Company to increase the probability of successful pursuit of R&W claims against other providers where the Company believed those providers were breaching at a similar rate. Also, during First Quarter 2011, the Company added four transactions not subject to the Bank of America Agreement for which it expects R&W benefits, because it concluded it had the right to obtain loan files it had not previously concluded were accessible. The remainder of the development primarily relates to additional projected defaults. The accretion of discount was not a primary driver of the development. The Company assumes that recoveries on HELOC and closed end second lien loans that were not subject to the Bank of America Agreement will occur in two to four years from the balance sheet date depending on the scenarios and that recoveries on Alt-A first lien, Option ARM and Subprime loans will occur as claims are paid over the life of the transactions. Recoveries on second lien transactions subject to the Bank of America Agreement will be paid in full by March 31, 2012.

Student Loan Transactions

The Company has insured or reinsured $3.0 billion net par of student loan securitization transactions, $1.5 billion issued by private issuers and classified as asset-backed and $1.5 billion issued by public authorities and classified as public finance. Of these amounts, $243.7 million and $585.7 million, respectively, are rated BIG. The Company is projecting approximately $57.4 million and $13.6 million, respectively, of losses in these portfolios. In general the losses are due to: (i) the poor credit performance of private student loan collateral; (ii) high interest rates on auction rate securities with respect to which the auctions have failed or (iii) high interest rates on variable rate demand obligations that have been put to the liquidity provider by the holder and are therefore bearing high “bank bond” interest rates. The largest of these losses was approximately $31.8 million and related to a transaction backed by a pool of private student loans ceded to AG Re by another monoline insurer. The guaranteed bonds were issued as auction rate securities that now bear a high rate of interest due to the primary insurer’s downgrade. Further the underlying loan collateral has performed below expectations. The Company has estimated its losses based upon a weighting of potential outcomes.

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

The Company’s $2.1 billion net par of XXX life insurance transactions includes, as of March 31, 2011, a total of $882.5 million rated BIG, comprising Class A-2 Floating Rate Notes issued by Ballantyne Re p.l.c and Series A-1 Floating Rate Notes issued by Orkney Re II p.l.c (“Orkney Re II”). The Ballantyne Re and Orkney Re II XXX transactions had material amounts of their assets invested in U.S. RMBS transactions. Based on its analysis of the information currently

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2011

available, including estimates of future investment performance provided by the current investment manager, and projected credit impairments on the invested assets and performance of the blocks of life insurance business at March 31, 2011, the Company’s gross expected loss, prior to reinsurance or netting of unearned premium, for its two BIG XXX insurance transactions was $70.1 million. The Company’s net loss and LAE reserve was $59.6 million.

Other Notable Transactions

The preceding pages describe the sectors in the financial guaranty portfolio that encompass most of the Company’s projected losses. The Company also projects losses on a number of other transactions, the most significant of which are described in the following paragraphs.

The Company has projected estimated losses of $28.3 million on its total net par outstanding of $494.4 million on Jefferson County Alabama Sewer Authority exposure. This estimate is based primarily on the Company’s view of how much debt the Authority should be able to support under certain probability-weighted scenarios. See Note 17.

The Company has projected estimated losses of $8.8 million on a transaction backed by revenues generated by telephone directory “yellow pages” in various jurisdictions with a net par of $110.8 million and insured by Ambac Assurance Corporation (“Ambac”). This estimate is based primarily on the Company’s view of how quickly “yellow pages” revenues are likely to decline in the future.

The Company has projected expected loss to be paid of $14.3 million on one transaction from 2000 backed by manufactured housing loans with a net par of $69.0 million. The Company insures a total of $368.4 million net par of securities backed by manufactured housing loans, a total of $244.4 million rated BIG.

The Company has $164.8 million of net par exposure to the city of Harrisburg, Pennsylvania, of which $92.9 million is BIG. The Company has paid $3.3 million in net claims to date, and expects a full recovery.

Recovery Litigation

As of May 10, 2011, the Company had filed lawsuits with regard to six second lien U.S. RMBS transactions insured by AGM or AGC, alleging breaches of R&W both in respect of the underlying loans in the transactions and the accuracy of the information provided to AGM and AGC, and failure to cure or repurchase defective loans identified by AGM and AGC to such persons. These transactions consist of the ACE Securities Corp. Home Equity Loan Trust, Series 2006-GP1, the ACE Securities Corp. Home Equity Loan Trust, Series 2007-SL2 and the ACE Securities Corp. Home Equity Loan Trust, Series 2007-SL3 transactions (in each of which AGC or AGM has sued Deutsche Bank AG affiliates DB Structured Products, Inc. and ACE Securities Corp. in the Supreme Court of New York), the SACO I Trust 2005-GP1 transaction (in which AGC has sued JPMorgan Chase & Co.’s affiliate EMC Mortgage Corporation in the United States District Court for the Southern District of New York) and the Flagstar Home Equity Loan Trust, Series 2005-1 and Series 2006-2 transactions (in which AGM has sued Flagstar Bank, FSB, Flagstar Capital Markets Corporation and Flagstar ABS, LLC in the United States District Court for the Southern District of New York).

AGM has also filed a lawsuit in the Superior Court of the State of California, County of Los Angeles, against UBS Securities LLC and Deutsche Bank Securities, Inc., as underwriters, as well as several named and unnamed control persons of IndyMac Bank, FSB and related IndyMac entities, with regard to two U.S. RMBS transactions that AGM had insured, alleging violations of state securities laws and breach of contract, among other claims. One of these transactions (referred to as IndyMac Home Equity Loan Trust 2007-H1) is a second lien transaction and the other (referred to as IndyMac IMSC Mortgage Loan Trust 2007-HOA-1) is a first lien transaction.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2011

In December 2008, Assured Guaranty (UK) Ltd. (“AGUK”) sued J.P. Morgan Investment Management Inc. (“JPMIM”), the investment manager in the Orkney Re II transaction, in the Supreme Court of the State of New York alleging that JPMIM engaged in breaches of fiduciary duty, gross negligence and breaches of contract based upon its handling of the investments of Orkney Re II. In January 2010, the court ruled against AGUK on a motion to dismiss filed by JPMIM, dismissing the AGUK’s claims for breaches of fiduciary duty and gross negligence on the ground that such claims are preempted by the Martin Act, which is New York’s blue sky law, such that only the New York Attorney General has the authority to sue JPMIM. AGUK appealed and, in November 2010, the Appellate Division (First Department) issued a ruling, ordering the court’s order to be modified to reinstate AGUK’s claims for breach of fiduciary duty and gross negligence and certain of its claims for breach of contract, in each case for claims accruing on or after June 26, 2007. In December 2010, JPMIM filed a motion for permission to appeal to the Court of Appeals on the Martin Act issue; that motion was granted in February 2011. Separately, at the trial court level, a preliminary conference order related to discovery was entered in February 2011 and discovery has commenced.  See Note 17.

In June 2010, AGM sued JPMorgan Chase Bank, N.A. and JPMorgan Securities, Inc. (together, “JPMorgan”), the underwriter of debt issued by Jefferson County, in the Supreme Court of the State of New York alleging that JPMorgan induced AGM to issue its insurance policies in respect of such debt through material and fraudulent misrepresentations and omissions, including concealing that it had secured its position as underwriter and swap provider through bribes to Jefferson County commissioners and others. In December 2010, the court denied JPMorgan’s motion to dismiss. AGM is continuing its risk remediation efforts for the Jefferson County exposure.

In September 2010, AGM, together with TD Bank, National Association and Manufacturers and Traders Trust Company, filed a complaint in the Court of Common Pleas in the Supreme Court of Pennsylvania against The Harrisburg Authority, The City of Harrisburg, Pennsylvania (the “City”), and the Treasurer of the City in connection with certain Resource Recovery Facility bonds and notes issued by the Harrisburg Authority, alleging, among other claims, breach of contract by both the Harrisburg Authority and the City, and seeking remedies including an order compelling the Harrisburg Authority to pay all unpaid and past due principal and interest and to charge and collect sufficient rates, rental and other charges adequate to carry out its pledge of revenues and receipts; an order compelling the City to budget for, impose and collect taxes and revenues sufficient to satisfy its obligations; and the appointment of a receiver for the Harrisburg Authority. See Note 17.

Net Loss Summary

The following table provides information on loss and LAE reserves net of reinsurance and salvage and subrogation recoverable on the consolidated balance sheets.

Loss and LAE Reserve, Net of Reinsurance and Salvage and Subrogation Recoverable

	As of March 31, 2011			As of December 31, 2010
	Loss and LAE Reserve(1)	Salvage and Subrogation Recoverable(2)	Net	Loss and LAE Reserve(1)	Salvage and Subrogation Recoverable(2)	Net
	(in millions)
	(restated)		(restated)	(restated)		(restated)
U.S. RMBS:
First lien:
Prime first lien	$1.1	$—	$1.1	$1.2	$—	1.2
Alt-A first lien	39.0	4.6	34.4	39.2	2.6	36.6
Option ARM	112.8	76.2	36.6	223.3	63.0	160.3
Subprime	82.7	—	82.7	108.3	0.1	108.2
Total first lien	235.6	80.8	154.8	372.0	65.7	306.3
Second lien:
Closed end second lien	7.7	113.3	(105.6)	7.7	50.3	(42.6)
HELOC	7.5	849.1	(841.6)	7.1	843.4	(836.3)
Total second lien	15.2	962.4	(947.2)	14.8	893.7	(878.9)
Total U.S. RMBS	250.8	1,043.2	(792.4)	386.8	959.4	(572.6)
Other structured finance	151.2	1.8	149.4	131.1	1.4	129.7
Public finance	59.4	36.6	22.8	81.6	34.4	47.2
Total financial guaranty	461.4	1,081.6	(620.2)	599.5	995.2	(395.7)
Other	2.1	—	2.1	2.1	—	2.1
Subtotal	463.5	1,081.6	(618.1)	601.6	995.2	(393.6)
Effect of consolidating financial guaranty VIEs	(62.5)	(153.5)	91.0	(49.5)	(92.2)	42.7
Total(1)	$401.0	$928.1	$(527.1)	$552.1	$903.0	$(350.9)

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2011

(1)                                  The March 31, 2011 loss and LAE consists of $419.6 million loss and LAE reserve net of $18.6 million of reinsurance recoverable on unpaid losses. The December 31, 2010 loss and LAE consists of $574.4 million loss and LAE reserve net of $22.3 million of reinsurance recoverable on unpaid losses.

(2)                                  Salvage and subrogation recoverable is net of $128.9 million and $129.4 million in ceded salvaged and subrogation recorded in “reinsurance balances payable” at March 31, 2011 and December 31, 2010, respectively.

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
	(restated)
	(in millions)
Financial Guaranty:
U.S. RMBS:
First lien:
Prime first lien	$(0.1)	$0.1
Alt-A first lien	8.2	5.4
Option ARM	(29.1)	44.4
Subprime	(9.4)	24.7
Total first lien	(30.4)	74.6
Second lien:
Closed end second lien	(9.9)	4.4
HELOC	61.0	17.9
Total second lien	51.1	22.3
Total U.S. RMBS	20.7	96.9
Other structured finance	20.3	10.5
Public finance	(15.8)	27.7
Total financial guaranty	25.2	135.1
Other	—	—
Subtotal	25.2	135.1
Effect of consolidating financial guaranty VIEs	(50.7)	(24.2)
Total loss and LAE (recoveries)	$(25.5)	$110.9

The following table provides information on financial guaranty insurance and reinsurance contracts categorized as BIG as of March 31, 2011 and December 31, 2010:

Financial Guaranty Insurance BIG Transaction Loss Summary

March 31, 2011

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG,	Effect of Consolidating
	Gross	Ceded	Gross	Ceded	Gross	Ceded	Net(1)	VIEs	Total
	(dollars in millions)
	(restated)	(restated)	(restated)	(restated)			(restated)		(restated)
Number of risks(2)	129	(41)	96	(41)	117	(44)	342	—	342
Remaining weighted-average contract period (in years)	12.8	19.2	8.6	6.5	8.5	6.0	9.6	—	9.6
Outstanding exposure:
Principal	$5,491.3	$(570.0)	$5,822.5	$(236.6)	$8,192.2	$(702.4)	$17,997.0	$—	$17,997.0
Interest	3,493.5	(547.6)	2,653.8	(78.4)	2,344.8	(183.2)	7,682.9	—	7,682.9
Total	$8,984.8	$(1,117.6)	$8,476.3	$(315.0)	$10,537.0	$(885.6)	$25,679.9	$—	$25,679.9
Expected cash outflows(inflows)	$136.1	$(6.5)	$1,582.0	$(73.3)	$2,672.0	$(148.2)	$4,162.1	$(404.7)	$3,757.4
Potential recoveries(3)	(151.1)	1.7	(677.2)	25.5	(3,021.7)	194.3	(3,628.5)	395.9	(3,232.6)
Subtotal	(15.0)	(4.8)	904.8	(47.8)	(349.7)	46.1	533.6	(8.8)	524.8
Discount	(74.6)	17.8	(437.6)	29.3	(27.9)	(8.4)	(501.4)	(16.1)	(517.5)
Present value of expected cash flows	$(89.6)	$13.0	$467.2	$(18.5)	$(377.6)	$37.7	$32.2	$(24.9)	$7.3
Deferred premium revenue	$121.5	$(16.9)	$572.4	$(30.3)	$995.9	$(120.7)	$1,521.9	$(274.0)	$1,247.9
Reserves (salvage)(4)	$(102.0)	$15.1	$247.8	$(7.1)	$(877.9)	$103.9	$(620.2)	$91.0	$(529.2)

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (continued)

March 31, 2011

Financial Guaranty Insurance BIG Transaction Loss Summary

December 31, 2010

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG,	Effect of Consolidating
	Gross	Ceded	Gross	Ceded	Gross	Ceded	Net(1)	VIEs	Total
	(dollars in millions)
	(restated)	(restated)	(restated)	(restated)			(restated)		(restated)
Number of risks(2)	119	(45)	98	(42)	115	(42)	332	—	332
Remaining weighted-average contract period (in years)	11.7	16.0	8.4	7.9	8.8	6.0	9.6	—	9.6
Outstanding exposure:
Principal	$6,173.0	$(723.3)	$5,899.3	$(182.8)	$7,954.5	$(673.6)	$18,447.1	$—	$18,447.1
Interest	3,599.5	(580.4)	2,601.6	(70.9)	2,490.7	(186.3)	7,854.2	—	7,854.2
Total	$9,772.5	$(1,303.7)	$8,500.9	$(253.7)	$10,445.2	$(859.9)	$26,301.3	$—	$26,301.3
Expected cash flows	$303.9	$(20.2)	$2,036.6	$(68.9)	$2,256.6	$(133.2)	$4,374.8	$(384.2)	$3,990.6
Potential recoveries(3)	(375.2)	37.4	(533.0)	16.6	(2,543.6)	197.5	(3,200.3)	354.8	(2,845.5)
Subtotal	(71.3)	17.2	1,503.6	(52.3)	(287.0)	64.3	1,174.5	(29.4)	1,145.1
Discount	(21.0)	(5.5)	(613.2)	21.5	(139.6)	(7.9)	(765.7)	(19.8)	(785.5)
Present value of expected cash flows	$(92.3)	$11.7	$890.4	$(30.8)	$(426.6)	$56.4	$408.8	$(49.2)	$359.6
Deferred premium revenue	$169.9	$(16.9)	$572.4	$(30.3)	$995.9	$(120.7)	$1,570.3	$(263.9)	$1,306.4
Reserves (salvage)(4)	$(112.9)	$12.4	$424.4	$(9.5)	$(815.9)	$105.8	$(395.7)	$42.7	$(353.0)

(1)                                  Includes BIG amounts relating to VIEs that the Company consolidates.

(2)                                  A risk represents the aggregate of the financial guarantee policies that share the same revenue source for purposes of making debt service payments.

(3)                                  Includes estimated future recoveries for breaches of R&W as well as excess spread, and draws on HELOCs.

(4)                                  See table “Components of net reserves (salvage)”.

Components of Net Reserves (Salvage)

	March 31, 2011	December 31, 2010
	(in millions)
	(restated)
Loss and LAE reserve	$419.6	$574.4
Reinsurance recoverable on unpaid losses	(18.6)	(22.3)
Salvage and subrogation recoverable	(1,057.0)	(1,032.4)
Salvage and subrogation payable(1)	128.9	129.4
Total	(527.1)	(350.9)
Less: other	2.1	2.1
Financial guaranty reserves, net of salvage and subrogation	$(529.2)	$(353.0)

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (continued)

March 31, 2011

(1)                                  Recorded as a component of reinsurance balances payable.

Ratings Impact on Financial Guaranty Business

A downgrade of one of the Company’s insurance subsidiaries may result in increased claims under financial guaranties issued by the Company. In particular, with respect to variable rate demand obligations for which a bank has agreed to provide a liquidity facility, a downgrade of the insurer may provide the bank with the right to give notice to bondholders that the bank will terminate the liquidity facility, causing the bondholders to tender their bonds to the bank. Bonds held by the bank accrue interest at a “bank bond rate” that is higher than the rate otherwise borne by the bond (typically the prime rate plus 2.00%-3.00%, often with a floor of 7%, and capped at the maximum legal limit). In the event that the bank holds such bonds for longer than a specified period of time, usually 90-180 days, the bank has the right additionally to demand accelerated repayment of bond principal, usually through payment of equal installments over a period of not less than five years. In the event that a municipal obligor is unable to pay interest accruing at the bank bond rate or to pay principal during the shortened amortization period, a claim could be submitted to the insurer under its financial guaranty policy. As of May 10, 2011, the Company had insured approximately $1.3 billion of par of variable rate demand obligations issued by municipal obligors rated BBB- or lower pursuant to the Company’s internal rating. For a number of such obligations, a downgrade of the insurer below A+, in the case of S&P, or below A1, in the case of Moody’s Investor Services, Inc. (“Moody’s”), triggers the ability of the bank to notify bondholders of the termination of the liquidity facility and to demand accelerated repayment of bond principal over a period of five to ten years. The specific terms relating to the rating levels that trigger the bank’s termination right, and whether it is triggered by a downgrade by one rating agency or a downgrade by all rating agencies then rating the insurer, vary depending on the transaction. See also Note 14 for a discussion of the impact of a downgrade in the financial strength rating on the Company’s insured leveraged lease transactions.

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

Fair value is based on quoted market prices, where available. If listed prices or quotes are not available, fair value is based on either internally developed models that primarily use, as inputs, market-based or independently sourced market parameters, including but not limited to yield curves, interest rates and debt prices or with the assistance of an independent third-party using a discounted cash flow approach and the third party’s proprietary pricing models. In addition to market information, models also incorporate transaction details, such as maturity of the instrument and contractual features designed to reduce the Company’s credit exposure such as collateral rights.

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness, constraints on liquidity and unobservable parameters. Valuation adjustments have been applied consistently over time. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company continues to refine its methodologies. During First Quarter 2011, no changes were made to the Company’s valuation models that had or are expected to have, a material impact on the Company’s consolidated balance sheets or statements of operations and comprehensive income.

The Company’s methods for calculating fair value may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. The use of different methodologies or assumptions to determine fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

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

Financial Instruments Carried at Fair Value

Amounts recorded at fair value in the Company’s financial statements are included in the tables below.

Fair Value Hierarchy of Financial Instruments

As of March 31, 2011

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
	(restated)	(restated)		(restated)
Assets:
Investment portfolio, available-for-sale:
Fixed maturity securities
U.S. government and agencies	$1,007.8	$—	$1,007.8	$—
Obligations of state and political subdivisions	4,931.6	—	4,931.6	—
Corporate securities	953.1	—	953.1	—
Mortgage-backed securities:
RMBS	1,293.5	—	1,083.4	210.1
Commercial Mortgage-Backed Securities (“CMBS”)	409.0	—	409.0	—
Asset-backed securities	516.0	—	283.9	232.1
Foreign government securities	348.8	—	348.8	—
Total fixed maturity securities	9,459.8	—	9,017.6	442.2
Short-term investments	813.4	200.2	613.2	—
Other invested assets(1)	33.2	0.4	21.4	11.4
Credit derivative assets	619.3	—	—	619.3
Financial guaranty VIEs’ assets, at fair value	3,679.0	—	—	3,679.0
Other assets	48.5	29.2	19.3	—
Total assets carried at fair value	$14,653.2	$229.8	$9,671.5	$4,751.9
Liabilities:
Credit derivative liabilities	$2,759.3	$—	$—	$2,759.3
Financial guaranty VIEs’ liabilities with recourse, at fair value	2,874.2	—	—	2,874.2
Financial guaranty VIEs’ liabilities without recourse, at fair value	1,373.0	—	—	1,373.0
Total liabilities carried at fair value	$7,006.5	$—	$—	$7,006.5

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (continued)

March 31, 2011

Fair Value Hierarchy of Financial Instruments

As of December 31, 2010

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
	(restated)	(restated)		(restated)
Assets:
Investment portfolio, available-for-sale:
Fixed maturity securities
U.S. government and agencies	$1,048.2	$—	$1,048.2	$—
Obligations of state and political subdivisions	4,959.9	—	4,959.9	—
Corporate securities	992.5	—	992.5	—
Mortgage-backed securities:
RMBS	1,171.1	—	1,071.7	99.4
CMBS	379.1	—	379.1	—
Asset-backed securities	502.9	—	292.7	210.2
Foreign government securities	348.6	—	348.6	—
Total fixed maturity securities	9,402.3	—	9,092.7	309.6
Short-term investments	1,055.6	277.4	778.2	—
Other invested assets(1)	33.3	0.2	21.4	11.7
Credit derivative assets	592.9	—	—	592.9
Financial guaranty VIEs’ assets, at fair value	3,657.5	—	—	3,657.5
Other assets	44.4	25.7	18.7	—
Total assets carried at fair value	$14,786.0	$303.3	$9,911.0	$4,571.7
Liabilities:
Credit derivative liabilities	$2,462.8	$—	$—	$2,462.8
Financial guaranty VIEs’ liabilities with recourse, at fair value	3,030.9	—	—	3,030.9
Financial guaranty VIEs’ liabilities without recourse, at fair value	1,337.2	—	—	1,337.2
Other liabilities	0.1	—	0.1	—
Total liabilities carried at fair value	$6,831.0	$—	$0.1	$6,830.9

(1)                                  Includes mortgage loans that are recorded at fair value on a non-recurring basis. At March 31, 2011 and December 31, 2010, such investments were carried at their market value of $9.2 million and $9.4 million, respectively. The mortgage loans are classified as Level 3 of the fair value hierarchy as there are significant unobservable inputs used in the valuation of such loans. An indicative dealer quote is used to price the non-performing portion of these mortgage loans. The performing loans are valued using management’s determination of future cash flows arising from these loans, discounted at the rate of return that would be required by a market participant. This rate of return is based on indicative dealer quotes.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (continued)

March 31, 2011

Changes in Level 3 Fair Value Measurements

The table below presents a roll forward of the Company’s financial instruments whose fair value included significant unobservable inputs (Level 3) during First Quarter 2011 and 2010.

Fair Value Level 3 Roll Forward

	Fixed Maturity				Financial		Credit		Financial		Financial Guaranty VIEs’
	Securities				Guaranty		Derivative		Guaranty VIEs’		Liabilities
		Asset-		Other	VIEs’		Asset		Liabilities with		without
	RMBS	Backed Securities		Invested Assets	Assets. at Fair Value		(Liability), net(5)		Recourse, at Fair Value		Recourse, at Fair Value
	(in millions)
	(restated)						(restated)		(restated)
Fair value at December 31, 2010	$99.4	$210.2		$2.3	$3,657.5		$(1,869.9)		$(3,030.9)		$(1,337.2)
Total pre-tax realized and unrealized gains/(losses)(1) recorded in:
Net income (loss)	3.9 (2)	1.6	(2)	—	234.4	(3)	(236.2	)(6)	(11.1	)(3)	(135.5	)(3)
Other comprehensive income (loss)	(30.8)	20.3		(0.1)	—		—		—		—
Purchases	150.6	—		—	—		—		—		—
Sales	(13.0)	—		—	—		—		—		—
Settlements	—	—		—	(212.9)		(33.9)		167.8		99.7
VIE consolidation	—	—		—	—		—		—		—
Fair value at March 31, 2011	$210.1	$232.1		$2.2	$3,679.0		$(2,140.0)		$(2,874.2)		$(1,373.0)
Change in unrealized gains/(losses) related to financial instruments held at March 31, 2011	$(30.8)	$20.3		$(0.1)	$348.3		$(282.8)		$(35.9)		$(172.0)

	Fixed Maturity Securities						Financial		Credit Derivative	Financial Guaranty VIEs’		Financial Guaranty VIEs’
			Asset-		Other		Guaranty VIEs’		Asset	Liabilities with		Liabilities without
	RMBS		Backed Securities		Invested Assets		Assets. at Fair Value		(Liability), net(5)	Recourse, at Fair Value		Recourse, at Fair Value
	(in millions)
										(restated)
Fair value at December 31, 2009	$—		$203.9		$0.2		$—		$(1,542.1)	$—		$—
Adoption of new accounting standard	—		—		—		1,925.3		—	(2,110.9)		(226.0)
Fair value at January 1, 2010	—		203.9		0.2		1,925.3		(1,542.1)	(2,110.9)		(226.0)
Total pre-tax realized and unrealized gains/(losses)(1) recorded in:
Net income (loss)	0.4	(2)	(0.6	)(2)	0.1	(4)	4.2	(3)	278.8 (6)	(9.6	)(3)	(5.1	)(3)
Other comprehensive income (loss)	(18.2)		0.6		—		—		—	—		—
Purchases, issuances, sales, settlements, net	42.0		—		4.1		(60.9)		(21.6)	35.3		25.4
Transfers in and/or out of Level 3	55.1		18.8		—		—		—	—		—
Fair value at March 31, 2010	$79.3		$222.7		$4.4		$1,868.6		$(1,284.9)	$(2,085.2)		$(205.7)
Change in unrealized gains/(losses) related to financial instruments held at March 31, 2010	$(18.2)		$0.6		$0.1		$64.0		$257.8	$(58.5)		$(3.4)

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

(6)                                  Reported in net change in fair value of credit derivatives.

The carrying amount and estimated fair value of the Company’s financial instruments are presented in the following table:

Fair Value of Financial Instruments

	As of March 31, 2011		As of December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
	(restated)	(restated)	(restated)	(restated)
Assets:
Fixed maturity securities	$9,459.8	$9,459.8	$9,402.3	$9,402.3
Short-term investments	813.4	813.4	1,055.6	1,055.6
Other invested assets	255.3	265.5	259.8	269.7
Credit derivative assets	619.3	619.3	592.9	592.9
Financial guaranty VIEs’ assets, at fair value	3,679.0	3,679.0	3,657.5	3,657.5
Other assets	48.5	48.5	44.4	44.4
Liabilities:
Financial guaranty insurance contracts(1)	4,337.1	4,494.2	4,777.6	5,582.8
Long-term debt	1,049.7	1,107.8	1,052.9	1,074.5
Credit derivative liabilities	2,759.3	2,759.3	2,462.8	2,462.8
Financial guaranty VIEs’ liabilities with recourse, at fair value	2,874.2	2,874.2	3,030.9	3,030.9
Financial guaranty VIEs’ liabilities without recourse, at fair value	1,373.0	1,373.0	1,337.2	1,337.2

(1)                                  Includes the balance sheet amounts related to financial guaranty insurance contract premiums and losses, net of reinsurance.

7. Financial Guaranty Contracts Accounted for as Credit Derivatives

Credit Derivatives

The Company has a portfolio of financial guaranty contracts accounted for as derivatives (primarily CDS) that meet the definition of a derivative in accordance with GAAP. Management has considered these agreements to be a normal part of its financial guaranty business. A loss payment is made only upon the occurrence of one or more defined credit events with respect to the referenced securities or loans. A credit event may be a non-payment event such as a failure to pay, bankruptcy or restructuring, as negotiated by the parties to the credit derivative transactions. Credit derivative transactions are governed by ISDA documentation and have some different characteristics from financial guaranty contracts accounted for as insurance. For example, the Company’s control rights with respect to a reference obligation under a credit derivative may be more limited than when the Company issues a financial guaranty contract accounted for as insurance. In addition, while the Company’s exposure under credit derivatives, like the Company’s exposure under financial guaranty contracts accounted for as insurance, has been generally for as long as the reference obligation remains outstanding, unlike financial guaranty contracts, a credit derivative may be terminated for a breach of the ISDA documentation or other specific events. If events of default or termination events specified in the credit derivative documentation were to occur, the non-defaulting or the non-affected party, which may be either the Company or the counterparty, depending upon the circumstances, may decide to terminate a credit derivative prior to maturity. The Company may be required to make a termination payment to its swap counterparty upon such termination.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (continued)

March 31, 2011

Credit Derivative Net Par Outstanding by Sector

The estimated remaining weighted average life of credit derivatives was 4.8 years at March 31, 2011 and 4.9 years at December 31, 2010. The components of the Company’s credit derivative net par outstanding as of March 31, 2011 and December 31, 2010 are:

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

The Company’s exposure to pooled corporate obligations is highly diversified in terms of obligors and, except in the case of collateralized debt obligations backed by trust preferred securities (“TruPS CDOs”), industries. Most pooled corporate transactions are structured to limit exposure to any given obligor and industry. The majority of the Company’s pooled corporate exposure consists of collateralized loan obligations (“CLOs”) or synthetic pooled corporate obligations. Most of these CLOs have an average obligor size of less than 1% of the total transaction and typically restrict the maximum exposure to any one industry to approximately 10%. The Company’s exposure also benefits from embedded credit enhancement in the transactions which allows a transaction to sustain a certain level of losses in the underlying collateral, further insulating the Company from industry specific concentrations of credit risk on these deals.

The Company’s TruPS CDO asset pools are generally less diversified by obligors and industries than the typical CLO asset pool. Also, the underlying collateral in TruPS CDOs consists primarily of subordinated debt instruments such as TruPS CDOs issued by banks, real estate investment trusts and insurance companies, while CLOs typically contain primarily senior secured obligations. Finally, TruPS CDOs typically contain interest rate hedges that may complicate the cash flows. However, to mitigate these risks TruPS CDOs were typically structured with higher levels of embedded credit enhancement than typical CLOs.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (continued)

March 31, 2011

The Company’s exposure to “Other” CDS contracts is also highly diversified. It includes $3.5 billion of exposure to three pooled infrastructure transactions comprised of diversified pools of international infrastructure project transactions and loans to regulated utilities. These pools were all structured with underlying credit enhancement sufficient for the Company to attach at super senior AAA levels. The remaining $10.1 billion of exposure in “Other” CDS contracts is comprised of numerous deals typically structured with significant underlying credit enhancement and spread across various asset classes, such as commercial receivables, international RMBS securities, infrastructure, regulated utilities and consumer receivables.

The following table summarizes net par outstanding by rating of the Company’s credit derivatives portfolio as of March 31, 2011 and December 31, 2010.

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	March 31, 2011		December 31, 2010
Ratings	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
Super Senior	$29,947	28.1%	$29,344	26.7%
AAA	46,921	44.1	50,214	45.7
AA	7,763	7.3	8,138	7.4
A	6,823	6.4	7,405	6.7
BBB	6,127	5.8	6,312	5.8
BIG	8,832	8.3	8,358	7.7
Total credit derivative net par outstanding	$106,413	100.0%	$109,771	100.0%

The following tables present details about the Company’s U.S. RMBS CDS by vintage.

U.S. Residential Mortgage-Backed Securities

	March 31, 2011				First Quarter
Vintage	Original Subordination(1)	Current Subordination(1)	Net Par Outstanding (in millions)	Weighted Average Credit Internal Rating	2011 Net Change in Unrealized Gain (Loss) (in millions)
					(restated)
2004 and Prior	6.2%	19.8%	$160	A-	$(3.3)
2005	30.3	63.6	2,790	AA	(19.1)
2006	29.0	35.4	1,720	BBB	(40.7)
2007	18.6	13.7	4,761	B	(227.7)
Total	23.9%	32.9%	$9,431	BBB-	$(290.8)

(1)                                  Represents the sum of subordinate tranches and over-collateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

The following table presents additional details about the Company’s CMBS transactions by vintage:

Commercial Mortgage-Backed Securities

	March 31, 2011				First Quarter
Vintage	Original Subordination(1)	Current Subordination(1)	Net Par Outstanding (in millions)	Weighted Average Credit Internal Rating	2011 Net Change in Unrealized Gain (Loss) (in millions)
2004 and Prior	29.2%	45.6%	$307	AAA	$(0.1)
2005	17.8	26.5	678	AAA	—
2006	29.0	32.6	4,134	AAA	0.6
2007	42.6	43.4	1,415	AAA	0.2
Total	30.8%	34.9%	$6,534	AAA	$0.7

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (continued)

March 31, 2011

Net Change in Fair Value of Credit Derivatives

The following table disaggregates the components of net change in fair value of credit derivatives.

Net Change in Fair Value of Credit Derivatives Gain (Loss)

	First Quarter
	2011	2010
	(in millions)
	(restated)
Net credit derivative premiums received and receivable	$59.6	$53.7
Net ceding commissions (paid and payable) received and receivable	1.4	1.0
Realized gains on credit derivatives	61.0	54.7
Net credit derivative losses (paid and payable) recovered and recoverable	(25.6)	(28.0)
Total realized gains and other settlements on credit derivatives	35.4	26.7
Total unrealized gains (losses) on credit derivatives	(271.6)	252.1
Net change in fair value of credit derivatives	$(236.2)	$278.8

In First Quarter 2011, CDS contracts totaling $2.6 billion in net par were terminated for total net payments to the Company of $15.5 million. Changes in the fair value of credit derivatives occur primarily because of changes in interest rates, credit spreads, credit ratings of the referenced entities, realized gains and other settlements, and the issuing company’s own credit rating, credit spreads and other market factors. Except for estimated credit impairments (i.e., net expected payments), the unrealized gains and losses on credit derivatives is expected to reduce to zero as the exposure approaches its maturity date. During First Quarter 2011 and 2010, the Company made $13.0 million and $28.0 million in claim payments on credit derivatives, respectively. With considerable volatility continuing in the market, unrealized gains (losses) on credit derivatives may fluctuate significantly in future periods.

Net Change in Unrealized Gains (Losses) on Credit Derivatives

By Sector

	First Quarter
Asset Type	2011	2010
	(in millions)
	(restated)
Financial Guaranty:
Pooled corporate obligations:
CLOs/Collateralized bond obligations	$2.0	$1.5
Synthetic investment grade pooled corporate	10.5	(7.6)
Synthetic high yield pooled corporate	(2.8)	20.4
TruPS CDOs	(20.8)	29.7
Market value CDOs of corporate obligations	(0.1)	0.4
Total pooled corporate obligations	(11.2)	44.4
U.S. RMBS:
Option ARMs and Alt-A first lien	(267.6)	150.9
Subprime first lien (including net interest margin)	(24.1)	0.6
Prime first lien	0.6	14.2
Closed end second lien and HELOCs	0.3	8.4
Total U.S. RMBS	(290.8)	174.1
CMBS	0.7	9.5
Other(1)	29.7	24.1
Total financial guaranty	$(271.6)	$252.1

(1)                                  “Other” includes all other U.S. and international asset classes, such as commercial receivables, international infrastructure, international RMBS securities, and pooled infrastructure securities.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (continued)

March 31, 2011

Net Position of Credit Derivatives by Sector

As of March 31, 2011

Asset Type	Credit Derivative Asset (Liability), net	Present Value of Expected Claim Payments
	(in millions)
	(restated)
Pooled corporate obligations:
CLOs/ Collateralized bond obligations	$(9.8)	$—
Synthetic investment grade pooled corporate	(29.1)	—
Synthetic high yield pooled corporate	(18.7)	(9.4)
TruPS CDOs	(46.8)	(65.0)
Market value CDOs of corporate obligations	3.1	—
Total pooled corporate obligations	(101.3)	(74.4)
U.S. RMBS:
Option ARMs and Alt-A first lien	(1,182.9)	(275.3)
Subprime first lien (including net interest margin)	(51.8)	(139.5)
Prime first lien	(90.6)	—
Closed end second lien and HELOCs	(25.2)	1.3
Total U.S. RMBS	(1,350.5)	(413.5)
CMBS	(14.3)	—
Other(1)	(673.9)	(87.4)
Total	$(2,140.0)	$(575.3)

(1)                                  “Other” includes all other U.S. and international asset classes, such as commercial receivables, international infrastructure, international RMBS securities, and pooled infrastructure securities.

One of the key assumptions of the Company’s internally developed model is gross spread and how that gross spread is allocated.

Gross spread is the difference between the yield of a security paid by an issuer on an insured versus uninsured basis or, in the case of a CDS transaction, the difference between the yield and an index such as the London Interbank Offered Rate (“LIBOR”). Such pricing is well established by historical financial guaranty fees relative to capital market spreads as observed and executed in competitive markets, including in financial guaranty reinsurance and secondary market transactions. Gross spread on a financial guaranty accounted for as CDS is allocated among:

1.                                       the profit the originator, usually an investment bank, realizes for putting the deal together and funding the transaction (“bank profit”);

2.                                       premiums paid to the Company for the Company’s credit protection provided (“net spread”); and

3.                                       the cost of CDS protection purchased on the Company by the originator to hedge their counterparty credit risk exposure to the Company (“hedge cost”).

The premium the Company receives is referred to as the “net spread.” The Company’s own credit risk is factored into the determination of net spread based on the impact of changes in the quoted market price for credit protection bought on the Company, as reflected by quoted market prices on CDS referencing AGC or AGM. The cost to acquire CDS protection referencing AGC or AGM affects the amount of spread on CDS deals that the Company retains and, hence, their fair value. As the cost to acquire CDS protection referencing AGC or AGM increases, the amount of premium the Company retains on a deal generally decreases. As the cost to acquire CDS protection referencing AGC or AGM decreases, the amount of premium the Company retains on a deal generally increases. In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts.

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

The Company’s fair value model inputs are gross spread, credit spreads on risks assumed and credit spreads on the Company’s name. Gross spread is an input into the Company’s fair value model that is used to ultimately determine the net spread a comparable financial guarantor would charge the Company to transfer risk at the reporting date. The Company’s estimate of the fair value represents the difference between the estimated present value of premiums that a comparable financial guarantor would accept to assume the risk from the Company on the current reporting date, on terms identical to the original contracts written by the Company and the contractual premium for each individual credit derivative contract. Gross spread was an observable input that the Company historically obtained for deals it had closed or bid on in the market place prior to the credit crisis. The Company uses these historical gross spreads as a reference point to estimate fair value in current reporting periods.

The Company’s model does not permit the premium to go below the minimum amount the Company would currently charge to assume similar risks. Given the current market conditions and the Company’s own credit spreads, the fair value of the Company’s CDS contracts are calculated using this minimum premium.

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

In First Quarter 2011, U.S. RMBS unrealized fair value losses were generated primarily in the Option ARM, Alt-A first lien, and Subprime RMBS sectors due to wider implied net spreads. The wider implied net spreads were a result of price deterioration as well as the decreased cost to buy protection in AGC’s name as the market cost of AGC’s credit protection declined. These transactions were pricing above their floor levels (or the minimum rate at which the Company would consider assuming these risks based on historical experience); therefore when the cost of purchasing CDS protection on AGC declined, which management refers to as the CDS spread on AGC, the implied spreads that the Company would expect to receive on these transactions increased. The cost of AGM’s credit protection remained relatively flat during the quarter. The unrealized fair value gain within the Other asset class resulted from price improvement on a XXX life-securitization policy within the quarter.

The First Quarter 2010 unrealized gain on credit derivatives was primarily due to the increased cost to buy protection in AGC’s name as the market cost of AGC’s credit protection increased. This led to lower implied premiums on several Subprime RMBS and TruPS transactions.

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

Effect of the Company’s Credit Spread on Credit Derivatives Fair Value

	As of March 31, 2011	As of December 31, 2010	As of March 31, 2010	As of December 31, 2009
	(dollars in millions)
	(restated)	(restated)
Quoted price of CDS contract (in basis points):
AGC	724	804	734	634
AGM	660	650	468	541
Fair value gain (loss) of credit derivatives:
Before considering implication of the Company’s credit spreads	$(5,578.8)	$(5,539.3)	$(5,253.5)	$(5,830.8)
After considering implication of the Company’s credit spreads	$(2,140.0)	$(1,869.9)	$(1,284.9)	$(1,542.1)

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (continued)

March 31, 2011

Components of Credit Derivative Assets (Liabilities)

	As of March 31, 2011	As of December 31, 2010
	(in millions)
	(restated)	(restated)
Credit derivative assets	$619.3	$592.9
Credit derivative liabilities	(2,759.3)	(2,462.8)
Net fair value of credit derivatives	$(2,140.0)	$(1,869.9)

The $5.6 billion liability as of March 31, 2011, which represents the fair value of CDS contracts before considering the implications of AGC’s and AGM’s credit spreads, is a direct result of continued wide credit spreads in the fixed income security markets, and ratings downgrades. The asset classes that remain most affected are recent vintages of Subprime RMBS and Alt-A first lien deals, as well as trust-preferred securities. When looking at March 31, 2011 compared to December 31, 2010, there was a widening of spreads relating to the Company’s Alt-A first lien and Subprime RMBS transactions, which was substantially offset by a narrowing of spreads in the Company’s pooled corporate obligation asset classes as well as for policies guaranteeing XXX life securitization transactions included in the Company’s Other asset class. These price movements during the quarter resulted in a loss of approximately $39.5 million before taking into account AGC or AGM’s credit spreads.

Management believes that the trading level of AGC’s and AGM’s credit spreads are due to the correlation between AGC’s and AGM’s risk profile and that experienced currently by the broader financial markets and increased demand for credit protection against AGC and AGM as the result of its financial guaranty volume as well as the overall lack of liquidity in the CDS market. Offsetting the benefit attributable to AGC’s and AGM’s credit spread were declines in fixed income security market prices primarily attributable to widening spreads in certain markets as a result of the continued deterioration in credit markets and some credit rating downgrades. The higher credit spreads in the fixed income security market are due to the lack of liquidity in the high yield CDO and CLO markets as well as continuing market concerns over the most recent vintages of subprime RMBS.

Ratings Sensitivities of Credit Derivative Contracts

The Company has $2.8 billion in CDS par insured that have rating triggers that allow the CDS counterparty to terminate in the case of a rating downgrade. If the ratings of AGC were reduced below certain levels and the Company’s counterparty elected to terminate the CDS, the Company could be required to make a termination payment on certain of its credit derivative contracts, as determined under the relevant documentation. Under certain documents, the Company may have the right to cure the termination event by posting collateral, assigning its rights and obligations in respect of the transactions to a third party or seeking a third party guaranty of the obligations of the Company. The Company currently has three ISDA master agreements under which the applicable counterparty could elect to terminate transactions upon a rating downgrade of AGC: if AGC’s ratings were downgraded to BBB- or Baa3, $89 million in par insured could be terminated by one counterparty; and if AGC’s ratings were downgraded to BB+ or Ba1, approximately $2.7 billion in par insured could be terminated by the other two counterparties. The Company does not believe that it can accurately estimate the termination payments it could be required to make if, as a result of any such downgrade, a CDS counterparty terminated its CDS contracts with the Company. These payments could have a material adverse effect on the Company’s liquidity and financial condition.

Under a limited number of other CDS contracts, the Company may be required to post eligible securities as collateral—generally cash or U.S. government or agency securities. For certain of such contracts, this requirement is based on a mark-to-market valuation, as determined under the relevant documentation, in excess of contractual thresholds that decline or are eliminated if the ratings of certain of the Company’s insurance subsidiaries decline. Under other contracts, the Company has negotiated caps such that the posting requirement cannot exceed a certain amount. As of March 31, 2011, and without giving effect to thresholds that apply at current ratings, the amount of par that is subject to collateral posting is approximately $18.2 billion, for which the Company has agreed to post approximately $765.6 million of collateral. The Company may be required to post additional collateral from time to time, depending on its ratings and on the market values of the transactions subject to the collateral posting. Counterparties have agreed that for approximately $17.6 billion of that $18.2 billion, the maximum amount that the Company could be required to post is capped at $635 million at current rating levels (which amount is included in the $765.6 million as to which the Company has agreed to post). Such cap increases by $50 million to $685 million in the event AGC’s ratings are downgraded to A+ or A3.

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

The Company is not primarily liable for the debt obligations issued by the VIEs it insures and would only be required to make payments on these debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due. The Company’s creditors do not have any rights with regard to the assets of the VIEs.

Consolidated VIEs

During First Quarter 2011, the Company determined that based on the assessment of its control rights over servicer or collateral manager replacement, given that servicing/managing collateral were deemed to be the VIEs’ most significant activities, 29 VIEs required consolidation consistent with the total number of VIEs consolidated at December 31, 2010.

The total unpaid principal balance for the VIEs’ assets that were over 90 days or more past due was approximately $1,165.4 million and $1,199.1 million as of March 31, 2011 and December 31, 2010, respectively. The change in the instrument-specific credit risk of the VIEs’ assets for First Quarter 2011 and 2010 was a gain of $383.2 million and a loss of $49.8 million, respectively. The difference between the aggregate unpaid principal and aggregate fair value of the VIEs’ liabilities was approximately $1,818.3 million and $2,053.0 million at March 31, 2011 and December 31, 2010, respectively.

The financial reports of the consolidated VIEs are prepared by outside parties and are not available within the time constraints that the Company requires to ensure the financial accuracy of the operating results. As such, the financial results of the VIEs are consolidated on a one quarter lag; however, the Company does adjust the financial statements for the effects of material events occurring from the lag period until the balance sheet date. The Company has elected the fair value option for assets and liabilities classified as financial guaranty variable interest entities’ assets and liabilities. Upon consolidation of financial guaranty VIEs, the Company elected the fair value option because the carrying amount transition method was not practical.

Consolidated VIEs

By Type of Collateral

	As of March 31, 2011		As of December 31, 2010
	Assets	Liabilities	Assets	Liabilities
	(in millions)
		(restated)		(restated)
HELOCs	$840.6	$1,088.9	$857.1	$1,126.1
First liens:
Subprime	550.0	584.9	528.7	616.5
Option ARMs	700.4	929.5	626.6	909.4
Alt-A second liens	773.2	829.1	747.4	818.4
Automobile loans	388.7	388.7	486.8	486.8
Life insurance	319.2	319.2	304.8	304.8
Credit card loans	106.9	106.9	106.1	106.1
Total	$3,679.0	$4,247.2	$3,657.5	$4,368.1

The table below shows the income statement activity of the consolidated VIEs:

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2011

Effect of Consolidating Financial Guaranty VIEs on Net Income

and Shareholders’ Equity

	First Quarter
	2011	2010
	(in millions)
	(restated)	(restated)
Net earned premiums	$(19.1)	$(10.9)
Net investment income	(0.3)	—
Net realized investment gains	0.3	—
Net change in financial guaranty variable interest entities	119.6	(8.9)
Loss and loss adjustment expenses	50.7	24.1
Total pre-tax effect on net income	151.2	4.3
Less: tax provision (benefit)	53.0	1.5
Total effect on net income	$98.2	$2.8

	As of March 31, 2011	As of December 31, 2010
	(in millions)
	(restated)	(restated)
Total effect on shareholders’ equity	$(273.2)	$(371.4)

The table below summarizes the contractual obligations of the Company’s consolidated VIEs’ liabilities with recourse:

Contractual Maturity Schedule of Financial Guaranty VIE Liabilities with Recourse

Gross Par Outstanding

Contractual Maturity	As of March 31, 2011
(in millions)
2012	$27.6
2013	31.3
2014	234.5
2015	92.8
Thereafter	3,069.9
Total	$3,456.1

Non-Consolidated VIEs

To date, the Company’s analyses have indicated that it does not have a controlling financial interest in any other VIEs and, as a result, they are not consolidated in the Company’s consolidated financial statements. The Company’s exposure provided through its financial guaranties with respect to debt obligations of special purpose entities is included within net par outstanding in Note 4.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2011

9. Investments

Fixed Maturity Securities and Short Term Investments

Net Investment Income

	First Quarter
	2011	2010
	(in millions)
	(restated)
Income from fixed maturity securities	$98.5	$87.2
Income from short-term investments	0.3	(0.4)
Gross investment income	98.8	86.8
Investment expenses	(2.7)	(2.5)
Net investment income	$96.1	$84.3

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
Other-than-temporary impairment (“OTTI”):
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

The following table presents the roll-forward of the credit losses of fixed maturity securities for which the Company has recognized OTTI and where the portion of the fair value adjustment related to other factors was recognized in other comprehensive income (“OCI”).

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2011

Fixed Maturity Securities and Short Term Investments

by Security Type

	As of March 31, 2011
Investments Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Gain (Loss) on Securities with OTTI(2)	Weighted Average Credit Quality(3)
	(dollars in millions)
Fixed maturity securities:
U.S. government and agencies	10%	$967.3	$41.2	$(0.7)	$1,007.8	$—	AAA
Obligations of state and political subdivisions	48	4,905.5	88.5	(62.4)	4,931.6	(0.7)	AA
Corporate securities	9	946.9	21.9	(15.7)	953.1	(0.5)	AA–
Mortgage-backed securities(4):
RMBS	13	1,315.4	62.2	(84.1)	1,293.5	(1.7)	AA–
CMBS	4	395.6	14.5	(1.1)	409.0	2.7	AAA
Asset-backed securities	5	491.7	26.2	(1.9)	516.0	18.9	BBB
Foreign government securities	3	346.3	4.4	(1.9)	348.8	—	AAA
Total fixed maturity securities	92	9,368.7	258.9	(167.8)	9,459.8	18.7	AA
Short-term investments	8	813.4	—	—	813.4	—	AAA
Total investment portfolio	100%	$10,182.1	$258.9	$(167.8)	$10,273.2	$18.7	AA

	As of December 31, 2010
Investments Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Gain (Loss) on Securities with OTTI	Weighted Average Credit Quality(3)
	(dollars in millions)
Fixed maturity securities:
U.S. government and agencies	10%	$1,000.3	$48.3	$(0.4)	$1,048.2	$—	AAA
Obligations of state and political subdivisions	48	4,922.0	99.9	(62.0)	4,959.9	(1.4)	AA
Corporate securities	9	980.1	25.2	(12.8)	992.5	0.2	AA–
Mortgage-backed securities(4):
RMBS	11	1,158.9	56.5	(44.3)	1,171.1	(8.6)	AA
CMBS	4	365.7	14.8	(1.4)	379.1	2.5	AAA
Asset-backed securities	5	498.2	9.9	(5.2)	502.9	(4.1)	BBB+
Foreign government securities	3	349.5	5.3	(6.2)	348.6	—	AA+
Total fixed maturity securities	90	9,274.7	259.9	(132.3)	9,402.3	(11.4)	AA
Short-term investments	10	1,055.3	0.3	—	1,055.6	—	AAA
Total investment portfolio	100%	$10,330.0	$260.2	$(132.3)	$10,457.9	$(11.4)	AA

(1)           Based on amortized cost.

(2)           Accumulated OCI (“AOCI”).

(3)           Ratings in the table above represent the lower of the Moody’s and S&P classifications except for bonds purchased for loss mitigation or risk management strategies which use internal ratings classifications. The Company’s portfolio is comprised primarily of high-quality, liquid instruments.

(4)           As of March 31, 2011 and December 31, 2010, respectively, approximately 60% and 64% of the Company’s total mortgage backed securities were government agency obligations.

The Company continues to receive sufficient information to value its investments and has not had to modify its valuation approach due to the current market conditions. As of March 31, 2011, amounts, net of tax, in AOCI included a net unrealized gain of $15.2 million for securities for which the Company had recognized OTTI and a net unrealized gain of $67.9 million for securities for which the Company had not recognized OTTI. As of December 31, 2010, amounts, net of tax, in AOCI included a net unrealized loss of $5.6 million for securities for which the Company had recognized OTTI and a net unrealized gain of $115.3 million for securities for which the Company had not recognized OTTI.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2011

The following tables summarize, for all securities in an unrealized loss position as of March 31, 2011 and December 31, 2010, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed Maturity Securities

Gross Unrealized Loss by Length of Time

	As of March 31, 2011
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(dollars in millions)
U.S. government and agencies	$53.5	$(0.7)	$—	$—	$53.5	$(0.7)
Obligations of) state and political subdivisions	1,790.6	(59.9)	17.9	(2.5)	1,808.5	(62.4)
Corporate securities	437.5	(15.7)	—	—	437.5	(15.7)
Mortgage-backed securities:
RMBS	239.9	(63.5)	26.6	(20.6)	266.5	(84.1)
CMBS	115.4	(1.1)	—	—	115.4	(1.1)
Asset-backed securities	98.8	(1.8)	2.3	(0.1)	101.1	(1.9)
Foreign government securities	232.8	(1.9)	—	—	232.8	(1.9)
Total	$2,968.5	$(144.6)	$46.8	$(23.2)	$3,015.3	$(167.8)
Number of securities		434		14		448
Number of securities with OTTI		10		2		12

	As of December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(dollars in millions)
U.S. government and agencies	$20.5	$(0.4)	$—	$—	$20.5	$(0.4)
Obligations of) state and political subdivisions	1,694.5	(58.9)	23.5	(3.1)	1,718.0	(62.0)
Corporate securities	403.6	(12.8)	—	—	403.6	(12.8)
Mortgage-backed securities:
RMBS	143.4	(32.1)	37.3	(12.2)	180.7	(44.3)
CMBS	92.6	(1.4)	—	—	92.6	(1.4)
Asset-backed securities	228.3	(5.1)	2.3	(0.1)	230.6	(5.2)
Foreign government securities	245.3	(6.2)	—	—	245.3	(6.2)
Total	$2,828.2	$(116.9)	$63.1	$(15.4)	$2,891.3	$(132.3)
Number of securities		405		18		423
Number of securities with OTTI		10		3		13

The increase in gross unrealized losses in First Quarter 2011 was primarily due to the increase of unrealized losses attributable to RMBS securities of $39.8 million. Of the securities in an unrealized loss position for 12 months or more as of March 31, 2011, seven securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of March 31, 2011 was $22.9 million. The unrealized loss is yield related and not specific to individual issuer credit. The Company has determined that these securities were not other-than-temporarily-impaired as of March 31, 2011.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2011

Distribution of Fixed-Maturity Securities

by Contractual Maturity

	As of March 31, 2011
	Amortized Cost	Estimated Fair Value
	(in millions)
	(restated)	(restated)
Due within one year	$164.2	$165.6
Due after one year through five years	1,716.4	1,752.0
Due after five years through ten years	2,268.5	2,331.6
Due after ten years	3,508.6	3,508.1
Mortgage-backed securities:
RMBS	1,315.4	1,293.5
CMBS	395.6	409.0
Total	$9,368.7	$9,459.8

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

Under certain derivative contracts, the Company is required to post eligible securities as collateral. The need to post collateral under these transactions is generally based on mark-to-market valuations in excess of contractual thresholds. The fair market value of the Company’s pledged securities totaled $765.6 million and $765.9 million as of March 31, 2011 and December 31, 2010, respectively.

No material investments of the Company were non-income producing for First Quarter 2011 and 2010, respectively.

The Company purchased securities that it has insured, and for which it has expected losses, in order to economically mitigate insured losses. These securities were purchased at a discount and are accounted for excluding the effects of the Company’s insurance on the securities. As of March 31, 2011, securities purchased for loss mitigation purposes had a fair value of $250.6 million representing $925.9 million of par. Under the terms of certain credit derivative contracts, the Company has obtained the obligations referenced in the transactions and recorded such assets in fixed maturity securities in the consolidated balance sheets. Such amounts totaled $191.0 million, representing $248.7 million of par.

10. Insurance Company Regulatory Requirements

Dividend Restrictions and Capital Requirements

AGC is a Maryland domiciled insurance company. Under Maryland’s insurance law, AGC may not pay dividends out of earned surplus in any twelve-month period in an aggregate amount exceeding the lesser of (a) 10% of surplus to policyholders or (b) net investment income at the preceding December 31 (including net investment income which has not already been paid out as dividends for the three calendar years prior to the preceding calendar year) without prior approval of the Maryland Commissioner of Insurance. As of March 31, 2011, the amount available for distribution from the Company during 2011 with notice to, but without prior approval of, the Maryland Commissioner of Insurance under the Maryland insurance law is approximately $86.6 million. During First Quarter 2011 and 2010, AGC declared and paid $10.0 million and $15.0 million, respectively, in dividends to AGUS. Under Maryland insurance regulations, AGC is required at all times to maintain a minimum capital stock of $1.5 million and minimum surplus as regards policyholders of $1.5 million. AGC must also meet minimum capital and surplus requirements under New York insurance regulations in order to maintain its insurance license in New York.

AGM is a New York domiciled insurance company. Under the insurance laws of the State of New York (the “New York Insurance Law”) and related requirements, AGM may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by AGM during the preceding 12 months, the dividends do not exceed the lesser of (a) 10% of policyholders’ surplus as of its last statement filed with the Superintendent of Insurance of the State of New York (the “New York Superintendent”) or (b) adjusted net investment income (net investment income at the preceding December 31, plus net investment income which has not already been paid out as dividends for the three calendar years prior to the preceding calendar year) during this period. Based on AGM’s statutory statements for First Quarter 2011, the maximum amount available for payment of dividends by AGM without regulatory approval over the 12 months following March 31, 2011, was approximately $138.9 million. However, in connection with the AGMH Acquisition, the Company has committed to the New York Insurance Department that AGM will not pay any dividends for a period of two years from the Acquisition Date without the written approval of the New York Insurance Department. Under New York insurance regulations, AGM is required at all times to maintain minimum paid-in capital of $2.5 million and a minimum surplus to policyholders of $66.5 million.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2011

AG Re’s and Assured Guaranty Re Overseas Ltd. (“AGRO’s”) dividend distribution are governed by Bermuda law. Under Bermuda law, dividends may only be paid if there are reasonable grounds for believing that the Company is, or would after the payment be, able to pay its liabilities as they become due and if the realizable value of its assets would thereby not be less than the aggregate of its liabilities and issued share capital and share premium accounts. Distributions to shareholders may also be paid out of statutory capital, but are subject to a 15% limitation without prior approval of the Bermuda Monetary Authority. Dividends are limited by requirements that the subject company must at all times (i) maintain the minimum solvency margin required under the Insurance Act of 1978 and (ii) have relevant assets in an amount at least equal to 75% of relevant liabilities, both as defined under the Insurance Act of 1978. AG Re, as a Class 3B insurer, is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the Authority an affidavit stating that it will continue to meet the required margins. The amount available at AG Re to pay dividends in 2011 in compliance with Bermuda law is $1,149.7 million. However, any distribution which results in a reduction of 15% of more of AG Re’s total statutory capital, as set out in its previous year’s financial statements, would require the prior approval of the Bermuda Monetary Authority. AG Re declared and paid $12.0 million during First Quarter 2011 to its parent, AGL. AG Re did not declare or pay any dividends during First Quarter 2010.

11. Income Taxes

Provision for Income Taxes

The Company and its Bermuda Subsidiaries, which include AG Re, AGRO, Assured Guaranty (Bermuda) Ltd. (formerly Financial Security Assurance International Ltd.) and Cedar Personnel Ltd., are not subject to any income, withholding or capital gains taxes under current Bermuda law. The Company has received an assurance from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, AGL and its Bermuda Subsidiaries will be exempt from taxation in Bermuda until March 31, 2035. The Company’s U.S. and United Kingdom (“U.K.”) subsidiaries are subject to income taxes imposed by U.S. and U.K. authorities, respectively, and file applicable tax returns. In addition, AGRO, a Bermuda domiciled company and AGE, a U.K. domiciled company, have elected under Section 953(d) of the U.S. Internal Revenue Code to be taxed as a U.S. domestic corporation.

In conjunction with the AGMH Acquisition, AGMH has joined the consolidated federal tax group of AGUS, AGC, and AG Financial Products Inc. (“AGFP”). For the periods beginning on July 1, 2009 and forward, AGMH files a consolidated federal income tax return with AGUS, AGC, AGFP and AG Analytics Inc. (“AGUS consolidated tax group”). In addition a new tax sharing agreement was entered into effective July 1, 2009 whereby each company in the AGUS consolidated tax group will pay or receive its proportionate share of taxable expense or benefit as if it filed on a separate return basis. Assured Guaranty Overseas US Holdings Inc. (“AGOUS”) and its subsidiaries AGRO, Assured Guaranty Mortgage Insurance Company and AG Intermediary Inc., have historically filed a consolidated federal income tax return. Each company, as a member of its respective consolidated tax return group, pays its proportionate share of the consolidated federal tax burden for its group as if each company filed on a separate return basis with current period credit for net losses to the extent used in consolidation.

Components of Income Tax Provision (Benefit)

	First Quarter
	2011	2010
	(restated)
	(dollars in millions)
Current tax (benefit) provision	$(197.6)	$(39.0)
Deferred tax provision (benefit)	272.5	158.8
Provision (benefit) for income taxes	$74.9	$119.8
Effective tax rate	34.7%	26.4%

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

The effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 28%, and no taxes for the Company’s Bermuda holding company and subsidiaries. For periods

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2011

subsequent to April 1, 2011, the U.K. marginal corporate tax rate has been reduced to 26%. Accordingly, the Company’s overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at statutory rates in taxable jurisdictions is presented below:

Effective Tax Rate Reconciliation

	First Quarter
	2011	2010
	(restated)
	(in millions)
Expected tax provision (benefit) at statutory rates in taxable jurisdictions	$88.7	$132.6
Tax-exempt interest	(15.3)	(14.2)
Change in liability for uncertain tax positions	0.6	0.5
Other	0.9	0.9
Total provision (benefit) for income taxes	$74.9	$119.8

Valuation Allowance

As of March 31, 2011 and December 31, 2010, net deferred tax assets for each period presented were $1,031.7 million and $1,259.1 million, respectively. The deferred tax assets for these periods consists primarily of the book and tax difference in treatment of unearned premium reserves, mark to market adjustments for CDS, loss reserves, and VIEs offset by net deferred tax liabilities. The Company came to the conclusion that it is more likely than not that its net deferred tax asset will be fully realizable after weighing all positive and negative evidence available as required under GAAP. The Company will continue to analyze the need for a valuation allowance on a quarter-to-quarter basis.

12. Reinsurance

The Company assumes exposure on insured obligations (“Assumed Business”) and cedes portions of its exposure on obligations it has insured (“Ceded Business”) in exchange for premiums, net of ceding commissions. With respect to a significant portion of the Company’s in-force financial guaranty Assumed Business, due to the downgrade of AG Re to A1, subject to the terms of each policy, the ceding company may have the right to recapture business ceded to AG Re and assets representing substantially all of the statutory unearned premium reserve net of loss reserves (if any) associated with that business. As of March 31, 2011, if this entire amount were recaptured, it would result in a corresponding one-time reduction to net income of approximately $10.5 million. In the case of AGC, one ceding company can recapture its portfolio at the company’s current ratings and, if AGC were downgraded by Moody’s to below Aa3 or by S&P below AA-, an additional portion of its in-force financial guaranty reinsurance business could be recaptured. Subject to the terms of each reinsurance agreement, the ceding company has the right to recapture business ceded to AGC and assets representing substantially all of the statutory unearned premium and loss reserves (if any) associated with that business. As of March 31, 2011, if this entire amount were recaptured, it would result in a corresponding one-time reduction to net income of approximately $12.5 million.

The Company is party to reinsurance agreements as a reinsurer to other monoline financial guaranty insurance companies. The Company’s facultative and treaty agreements are generally subject to termination:

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

The Company ceded business to non-affiliated companies to limit its exposure to risk. In the event that any of the reinsurers are unable to meet their obligations, the Company would be liable for such defaulted amounts. The Company’s ceded contracts generally allow the Company to recapture Ceded Business after certain triggering events, such as reinsurer downgrades. Over the past several years, the Company has entered into several commutations in order to reassume books of business from BIG financial guaranty companies and its other reinsurers. The resulting commutation gains of $24.1 million and $14.5 million for First Quarter 2011 and 2010, respectively, were recorded in other income. While certain Ceded Business has been re-assumed, the Company still has significant Ceded Business with third parties.

The effect of the Company’s commutations and cancellations of reinsurance contracts is summarized below.

Net Effect of Commutations and Cancellations

of Reinsurance Contracts

	First Quarter
	2011	2010
	(in millions)
Increase (decrease) in net unearned premium reserve	$2.3	$54.2
Increase (decrease) in net par	265	7,837

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2011

Direct, assumed, and ceded premium and loss and LAE amounts for First Quarter 2011 and 2010 were as follows:

	First Quarter
	2011	2010
	(restated)
	(in millions)
Premiums Written:
Direct	$30.5	$93.7
Assumed(1)	(42.0)	(1.7)
Ceded(2)	4.0	51.6
Net	$(7.5)	$143.6
Premiums Earned:
Direct	$276.3	$326.7
Assumed	10.0	19.0
Ceded	(32.3)	(31.0)
Net	$254.0	$314.7
Loss and LAE:
Direct	$7.1	$142.9
Assumed	(13.0)	28.1
Ceded	(19.6)	(60.1)
Net	$(25.5)	$110.9

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

Assumed par outstanding represents the amount of par assumed by the Company from other monolines. Under these relationships, the Company assumes a portion of the ceding company’s insured risk in exchange for a premium. The Company may be exposed to risk in this portfolio in that the Company may be required to pay losses without a corresponding premium in circumstances where the ceding company is experiencing financial distress and is unable to pay premiums.

In addition to assumed and ceded reinsurance arrangements, the company may also have exposure to some financial guaranty reinsurers (i.e., monolines) in other areas. Second-to-pay insured par outstanding represents transactions the Company has insured that were previously insured by other monolines. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary insurer. Another area of exposure is in the investment portfolio where the Company holds fixed maturity securities that are wrapped by monolines and whose value may decline based on the rating of the monoline. At March 31, 2011, The Company had $860.7 million of fixed maturity securities in its investment portfolio wrapped by MBIA Insurance Corporation, $647.7 million by Ambac and $65.9 million by other guarantors at fair value.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2011

Exposure by Reinsurer

	Ratings at May 3, 2011		Par Outstanding as of March 31, 2011
Reinsurer	Moody’s Financial Strength Rating	S&P Financial Strength Rating	Ceded Par Outstanding(3)	Second-to-Pay Insured Par Outstanding	Assumed Par Outstanding
	(dollars in millions)
Radian Asset Assurance Inc.	Ba1	BB–	$21,197	$57	$—
Tokio Marine & Nichido Fire Insurance Co., Ltd.	Aa2(1)	AA–(1)	18,458	—	934
RAM Reinsurance Co. Ltd.	WR(2)	WR(2)	12,936	—	24
Syncora Guarantee Inc.	Ca	WR	4,303	2,395	879
Mitsui Sumitomo Insurance Co. Ltd.	Aa3	AA–	2,449	—	—
ACA Financial Guaranty Corp.	NR	WR	866	13	2
Swiss Reinsurance Co.	A1	A+	516	—	—
MBIA Insurance Corporation	B3	B	100	11,659	11,304
Ambac	WR	WR	93	7,557	24,116
CIFG Assurance North America Inc.	WR	WR	68	258	10,991
Financial Guaranty Insurance Co.	WR	WR	—	3,835	3,442
Other	Various	Various	1,057	2,066	115
Total			$62,043	$27,840	$51,807

(1)                                  The Company has structural collateral agreements satisfying the triple-A credit requirement of S&P and/or Moody’s.

(2)                                  Represents “Withdrawn Rating.”

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

13. Commitments and Contingencies

Legal Proceedings

Litigation

Lawsuits arise in the ordinary course of the Company’s business. It is the opinion of the Company’s management, based upon the information available, that the expected outcome of litigation against the Company, individually or in the aggregate, will not have a material adverse effect on the Company’s financial position or liquidity, although an adverse resolution of litigation against the Company in a quarter or fiscal year could have a material adverse effect on the Company’s results of operations in a particular quarter or fiscal year. In addition, in the ordinary course of their respective businesses, certain of the Company’s subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2011

periods. For example, as described in Note 5 (Financial Guaranty Contracts Accounted for as Insurance—Loss Estimation Process—Recovery Litigation), as of May 10, 2011, AGC and AGM have filed complaints against certain sponsors and underwriters of RMBS securities that AGC or AGM had insured, alleging, among other claims, that such persons had breached representations and warranties in the transaction documents, failed to cure or repurchase defective loans and/or violated state securities laws. The amounts, if any, the Company will recover in proceedings to recover losses are uncertain, and recoveries, or failure to obtain recoveries, in any one or more of these proceedings during any quarter or fiscal year could be material to the Company’s results of operations in that particular quarter or fiscal year.

Proceedings Relating to the Company’s Financial Guaranty Business

The Company has received subpoenas duces tecum and interrogatories from the State of Connecticut Attorney General and the Attorney General of the State of California related to antitrust concerns associated with the methodologies used by rating agencies for determining the credit rating of municipal debt, including a proposal by Moody’s to assign corporate equivalent ratings to municipal obligations, and the Company’s communications with rating agencies. The Company has satisfied such requests. It may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries in the future.

Beginning in December 2008, AGM and various other financial guarantors were named in complaints filed in the Superior Court, San Francisco County, California. Since that time, plaintiffs’ counsel has filed amended complaints against AGC and AGM and added additional plaintiffs. As of May 10, 2011, the plaintiffs with complaints against AGM and AGC, among other financial guaranty insurers, were: (a) City of Los Angeles, acting by and through the Department of Water and Power; (b) City of Sacramento; (c) City of Los Angeles; (d) City of Oakland; (e) City of Riverside; (f) City of Stockton; (g) County of Alameda; (h) County of Contra Costa; (i) County of San Mateo; (j) Los Angeles World Airports; (k) City of Richmond; (l) Redwood City; (m) East Bay Municipal Utility District; (n) Sacramento Suburban Water District; (o) City of San Jose; (p) County of Tulare; (q) The Regents of the University of California; (r) The Redevelopment Agency of the City of Riverside; (s) The Public Financing Authority of the City of Riverside; (t) The Jewish Community Center of San Francisco; (u) The San Jose Redevelopment Agency; and (v) The Olympic Club. Complaints filed by the City and County of San Francisco and the Sacramento Municipal Utility District were subsequently dismissed against AGC and AGM. At a hearing on March 1, 2010, the court struck all of the plaintiffs’ complaints with leave to amend. The court instructed plaintiffs to file one consolidated complaint. On October 13, 2010, plaintiffs’ counsel filed three consolidated complaints, two of which also added the three major credit rating agencies as defendants in addition to the financial guaranty insurers. In November 2010, the credit rating agency defendants filed a motion to remove the cases to the Northern District of California and plaintiffs responded with a motion to remand the cases back to California state court. On January 31, 2011, the court for the Northern District of California granted plaintiffs’ motion and the action was remanded to the Superior Court, San Francisco County, California. These complaints allege that the financial guaranty insurer defendants (i) participated in a conspiracy in violation of California’s antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and created market demand for municipal bond insurance, (ii) participated in risky financial transactions in other lines of business that damaged each insurer’s financial condition (thereby undermining the value of each of their guaranties), and (iii) failed to adequately disclose the impact of those transactions on their financial condition. In addition to their antitrust claims, various plaintiffs in these actions assert claims for breach of the covenant of good faith and fair dealing, fraud, unjust enrichment, negligence, and negligent misrepresentation. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys’ fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.  See Note 17.

In August 2008, a number of financial institutions and other parties, including AGM and other bond insurers, were named as defendants in a civil action brought in the circuit court of Jefferson County, Alabama relating to the County’s problems meeting its debt obligations on its $3.2 billion sewer debt: Charles E. Wilson vs. JPMorgan Chase & Co et al (filed the Circuit Court of Jefferson County, Alabama), Case No. 01-CV-2008-901907.00, a putative class action. The action was brought on behalf of rate payers, tax payers and citizens residing in Jefferson County, and alleges conspiracy and fraud in connection with the issuance of the County’s debt. The complaint in this lawsuit seeks equitable relief, unspecified monetary damages, interest, attorneys’ fees and other costs. On January, 13, 2011, the circuit court issued an order denying a motion by the bond insurers and other defendants to dismiss the action. Defendants, including the bond insurers, have petitioned the Alabama Supreme Court for a writ of mandamus to the circuit court vacating such order and directing the dismissal with prejudice of plaintiffs’ claims for lack of standing. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this lawsuit.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2011

In September 2010, AGM, among others, was named as a defendant in an interpleader complaint filed by Wells Fargo Bank, N.A., as trust administrator, in the United States District Court, Southern District of New York. The interpleader complaint relates to the MASTR Adjustable Rate Mortgages Trust 2006-OA2, Mortgage Pass-Through Certificates, Series 2006-OA2 RMBS transaction, in which AGM had insured certain classes of certificates. Certain holders of uninsured certificates have disputed payments made by the trust administrator to reimburse AGM for claims it had paid under its financial guaranty policy and the trust administrator sought adjudication of the priority of AGM’s reimbursements. On March 29, 2011, the court granted a motion for judgment on the pleadings and ruled that, pursuant to the waterfall, AGM is only entitled to receive funds that would otherwise have been distributed to the holders of the classes that AGM insures, and that AGM receive such funds at the respective steps in the waterfall that immediately follow the steps at which such certificate holders would otherwise have received such funds. The court further ordered AGM to repay to the MARM 2006-OA2 trust the approximately $7.2 million that had been credited to it by Wells Fargo. AGM intends to appeal this ruling. AGM estimates that as a result of this adverse decision (if and to the extent that the adverse decision is not modified), total unreimbursed claims paid by AGM could be up to approximately $144 million (on a gross discounted basis, without taking into account the benefit of representation and warranty recoveries, and exclusive of the repayment of the $7.2 million credit), over the life of the transaction.  See Note 17.

On April 8, 2011, AG Re and AGC filed a Petition to Compel Arbitration with the Supreme Court of the State of New York, requesting an order compelling Ambac to arbitrate Ambac’s disputes with AG Re and AGC concerning their obligations under reinsurance agreements with Ambac. In March 2010, Ambac placed a number of insurance policies that it had issued, including policies reinsured by AG Re and AGC pursuant to the reinsurance agreements, into a segregated account. The Wisconsin state court has approved a rehabilitation plan whereby permitted claims under the policies in the segregated account will be paid 25% in cash and 75% in surplus notes issued by the segregated account. Ambac has advised AG Re and AGC that it has and intends to continue to enter into commutation agreements with holders of policies issued by Ambac, and reinsured by AG Re and AGC, pursuant to which Ambac will pay a combination of cash and surplus notes to the policyholder. AG Re and AGC have informed Ambac that they believe their only current payment obligation with respect to the commutations arises from the cash payment, and that there is no obligation to pay any amounts in respect of the surplus notes until payments of principal or interest are made on such notes. AGC and AG Re may satisfy their obligations to Ambac by delivering their quota share of surplus notes to Ambac. Ambac has disputed this position on one commutation and may take a similar position on subsequent commutations. On April 15, 2011, attorneys for the Wisconsin Insurance Commissioner, as Rehabilitator of Ambac’s segregated account, and for Ambac filed a motion with Lafayette County, Wis., Circuit Court Judge William Johnston, asking him to find AG Re and AGC to be in violation of an injunction protecting the interests of the segregated account by their seeking to compel arbitration on this matter and failing to pay in full all amounts with respect to Ambac’s payments in the form of surplus notes. The motion is scheduled for hearing on May 25, 2011. See Note 17.

Proceedings Related to AGMH’s Former Financial Products Business

The following is a description of legal proceedings involving AGMH’s former Financial Products Business. Although the Company did not acquire AGMH’s former Financial Products Business, which included AGMH’s former guaranteed investment contract  (“GIC”) business, medium term notes business and portions of the leveraged lease businesses, certain legal proceedings relating to those businesses are against entities which the Company did acquire. While Dexia SA and Dexia Crédit Local (“DCL”), jointly and severally, have agreed to indemnify the Company against liability arising out of the proceedings described below in this “—Proceedings Related to AGMH’s Former Financial Products Business” section, such indemnification might not be sufficient to fully hold the Company harmless against any injunctive relief or criminal sanction that is imposed against AGMH or its subsidiaries.

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

•                  AGM received a subpoena from the SEC in November 2006 related to an ongoing industry-wide investigation concerning the bidding of municipal GICs and other municipal derivatives; and

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2011

•                  AGMH received a “Wells Notice” from the staff of the Philadelphia Regional Office of the SEC in February 2008 relating to the investigation concerning the bidding of municipal GICs and other municipal derivatives. The Wells Notice indicates that the SEC staff is considering recommending that the SEC authorize the staff to bring a civil injunctive action and/or institute administrative proceedings against AGMH, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and Section 17(a) of the Securities Act.

Pursuant to the subpoenas, AGMH has furnished to the Department of Justice and SEC records and other information with respect to AGMH’s municipal GICs business. The ultimate loss that may arise from these investigations remains uncertain.

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

Five of these cases named both AGMH and AGM: (a) Hinds County, Mississippi v. Wachovia Bank, N.A.; (b) Fairfax County, Virginia v. Wachovia Bank, N.A.; (c) Central Bucks School District, Pennsylvania v. Wachovia Bank, N.A.; (d) Mayor and City Council of Baltimore, Maryland v. Wachovia Bank, N.A.; and (e) Washington County, Tennessee v. Wachovia Bank, N.A. In April 2009, the MDL 1950 court granted the defendants’ motion to dismiss on the federal claims, but granted leave for the plaintiffs to file a second amended complaint. In June 2009, interim lead plaintiffs’ counsel filed a Second Consolidated Amended Class Action Complaint. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys’ fees and other costs. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits; although the Second Consolidated Amended Class Action Complaint currently describes some of AGMH’s and AGM’s activities, it does not name those entities as defendants. In March 2010, the MDL 1950 court denied the named defendants’ motions to dismiss the Second Consolidated Amended Class Action Complaint.

Four of the cases named AGMH (but not AGM) and also alleged that the defendants violated California state antitrust law and common law by engaging in illegal bid-rigging and market allocation, thereby depriving the cities or municipalities of competition in the awarding of GICs and ultimately resulting in the cities paying higher fees for these products: (f) City of Oakland, California v. AIG Financial Products Corp.; (g) County of Alameda, California v. AIG Financial Products Corp.; (h) City of Fresno, California v. AIG Financial Products Corp.; and (i) Fresno County Financing Authority v. AIG Financial Products Corp. When the four plaintiffs filed a consolidated complaint in September 2009, the plaintiffs did not name AGMH as a defendant. However, the complaint does describe some of AGMH’s and AGM’s activities. The consolidated complaint generally seeks unspecified monetary damages, interest, attorneys’ fees and other costs. In April 2010, the MDL 1950 court granted in part and denied in part the named defendants’ motions to dismiss this consolidated complaint.

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

The MDL 1950 court denied AGM and AGUS’s motions to dismiss these eleven complaints in April 2010. Amended complaints were filed in May 2010. On October 29, 2010, AGM and AGUS were voluntarily dismissed with prejudice from the Sacramento Municipal Utility District case only. The complaints in these lawsuits generally seek or sought unspecified monetary damages, interest, attorneys’ fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from the remaining lawsuits.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2011

In May 2010, AGM and AGUS, among other defendants, were named in five additional non-class action cases filed in federal court in California: (a) City of Richmond, California v. Bank of America, N.A. (filed on May 18, 2010, N.D. California); (b) City of Redwood City, California v. Bank of America, N.A. (filed on May 18, 2010, N.D. California); (c) Redevelopment Agency of the City and County of San Francisco, California v. Bank of America, N.A. (filed on May 21, 2010, N.D. California); (d) East Bay Municipal Utility District, California v. Bank of America, N.A. (filed on May 18, 2010, N.D. California) ; and (e) City of San Jose and the San Jose Redevelopment Agency, California v. Bank of America, N.A (filed on May 18, 2010, N.D. California). These cases have also been transferred to the Southern District of New York and consolidated with MDL 1950 for pretrial proceedings. In September 2010, AGM and AGUS, among other defendants, were named in a sixth additional non-class action filed in federal court in New York, but which alleges violation of New York’s Donnelly Act in addition to federal antitrust law: Active Retirement Community, Inc. d/b/a Jefferson’s Ferry v. Bank of America, N.A. (filed on September 21, 2010, E.D. New York), which has also been transferred to the Southern District of New York and consolidated with MDL 1950 for pretrial proceedings. In late December 2010, AGM and AGUS, among other defendants, were named in a seventh additional non-class action filed in federal court in the Central District of California, Los Angeles Unified School District v. Bank of America, N.A., and in an eighth additional non-class action filed in federal court in the Southern District of New York, Kendal on Hudson, Inc. v. Bank of America, N.A. These cases also have been consolidated with MDL 1950 for pretrial proceedings. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys’ fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

In January 2011, AGM and AGUS, among other defendants, were named in an additional non-class action case filed in federal court in New York, which alleges violation of New York’s Donnelly Act in addition to federal antitrust law: Peconic Landing at Southold, Inc. v. Bank of America, N.A. This case has been noticed as a tag-along action to MDL 1950. The complaint in this lawsuit generally seeks unspecified monetary damages, interest, attorneys’ fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this lawsuit.

In September 2009, the Attorney General of the State of West Virginia filed a lawsuit (Circuit Ct. Mason County, W. Va.) against Bank of America, N.A. alleging West Virginia state antitrust violations in the municipal derivatives industry, seeking damages and alleging, among other things, a conspiracy to fix the pricing of, and manipulate bids for, municipal derivatives, including GICs. An amended complaint in this action was filed in June 2010, adding a federal antitrust claim and naming AGM (but not AGMH) and AGUS, among other defendants. This case has been removed to federal court as well as transferred to the S.D.N.Y. and consolidated with MDL 1950 for pretrial proceedings. The complaint in this lawsuit generally seeks civil penalties, unspecified monetary damages, interest, attorneys’ fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this lawsuit.

14. Long-Term Debt and Credit Facilities

Long-Term Debt Obligations

The principal and carrying values of the Company’s long-term debt were as follows:

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

The 2006 Credit Facility’s financial covenants require that AGL:

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

As of March 31, 2011, no amounts were outstanding under this facility, nor have there been any borrowings during the life of the 2006 Credit Facility. See Note 17.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2011

If the lease is terminated early, the tax-exempt entity must make an early termination payment to the lessor. A portion of this early termination payment is funded from monies that were pre-funded and invested at the closing of the leveraged lease transaction (along with earnings on those invested funds). The tax-exempt entity is obligated to pay the remaining, unfunded portion of this early termination payment (known as the “strip coverage”) from its own sources. AGM issued financial guaranty insurance policies (known as “strip policies”) that guaranteed the payment of these unfunded strip coverage amounts to the lessor, in the event that a tax-exempt entity defaulted on its obligation to pay this portion of its early termination payment. AGM can then seek reimbursement of its strip policy payments from the tax-exempt entity, and can also sell the transferred depreciable asset and reimburse itself from the sale proceeds.

One event that may lead to an early termination of a lease is the downgrade of AGM, as the strip coverage provider, or the downgrade of the equity payment undertaker within the transaction, in each case, generally to a financial strength rating below double-A. Upon such downgrade, the tax exempt entity is generally obligated to find a replacement credit enhancer within a specified period of time; failure to find a replacement could result in a lease default, and failure to cure the default within a specified period of time could lead to an early termination of the lease and a demand by the lessor for a termination payment from the tax exempt entity. However, even in the event of an early termination of the lease, there would not necessarily be an automatic draw on AGM’s policy, as this would only occur to the extent the tax exempt entity does not make the required termination payment.

AIG International Group, Inc. is one entity that has acted as equity payment undertaker in a number of transactions in which AGM acted as strip coverage provider. AIG was downgraded in the third quarter of 2008 and AGM was downgraded by Moody’s in the fourth quarter of 2008. As a result of those downgrades, as of March 31, 2011, 45 leveraged lease transactions in which AGM acts as strip coverage provider were breaching either a ratings trigger related to AIG or a ratings trigger related to AGM. For such 45 leveraged lease transactions, if early termination of the leases were to occur and the tax exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $1.1 billion as of March 31, 2011. If AGM were downgraded to A+ by S&P or A1 by Moody’s, as of March 31, 2011, another 26 leveraged lease transactions in which AGM acts as strip coverage provider would be affected. For such 26 leveraged lease transactions, if early termination of the leases were to occur and the tax exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of an additional approximately $1.0 billion as of March 31, 2011. To date, none of the leveraged lease transactions which involve AGM has experienced an early termination due to a lease default and a claim on the AGM guaranty. It is difficult to determine the probability that the Company will have to pay strip provider claims or the likely aggregate amount of such claims. At March 31, 2011, approximately $0.6 billion of cumulative strip par exposure had been terminated on a consensual basis. The consensual terminations have resulted in no claims on AGM.

On July 1, 2009, AGM and DCL, acting through its New York Branch (“Dexia Crédit Local (NY)”), entered into a credit facility (the “Strip Coverage Facility”). Under the Strip Coverage Facility, Dexia Crédit Local (NY) agreed to make loans to AGM to finance all draws made by lessors on AGM strip policies that were outstanding as of November 13, 2008, up to the commitment amount. The commitment amount of the Strip Coverage Facility was $1 billion at closing of the AGMH Acquisition but is scheduled to amortize over time. As of March 31, 2011, the maximum commitment amount of the Strip Coverage Facility has amortized to $991.8 million. It may also be reduced in 2014 to $750 million, if AGM does not have a specified consolidated net worth at that time.

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

The Strip Coverage Facility’s financial covenants require that AGM and its subsidiaries maintain a maximum debt-to-capital ratio of 30% and maintain a minimum net worth of 75% of consolidated net worth as of July 1, 2009, plus, starting July 1, 2014, 25% of the aggregate consolidated net income (or loss) for the period beginning July 1, 2009 and ending on June 30, 2014 or, if the commitment amount has been reduced to $750 million as described above, zero. The Company is in compliance with all financial covenants as of May 10, 2011.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2011

As of March 31, 2011, no amounts were outstanding under this facility, nor have there been any borrowings during the life of this facility. See Note 17.

Limited Recourse Credit Facilities

AG Re Credit Facility

On July 31, 2007, AG Re entered into a limited recourse credit facility (“AG Re Credit Facility”) with a syndicate of banks which provides up to $200.0 million for the payment of losses in respect of the covered portfolio. The AG Re Credit Facility expires in June 2014. The facility can be utilized after AG Re has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $260 million or the average annual debt service of the covered portfolio multiplied by 4.5%. The obligation to repay loans under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral.

As of March 31, 2011 and December 31, 2010 no amounts were outstanding under this facility nor have there been any borrowings during the life of this facility.

AGM Credit Facility

On April 30, 2005, AGM entered into a limited recourse credit facility (“AGM Credit Facility”) with a syndicate of international banks which provides up to $297.5 million for the payment of losses in respect of the covered portfolio. The AGM Credit Facility expires April 30, 2015. The facility can be utilized after AGM has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $297.5 million or the average annual debt service of the covered portfolio multiplied by 5.0%. The obligation to repay loans under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. The ratings downgrade of AGM by Moody’s to Aa3 in November 2008 resulted in an increase to the commitment fee.

As of March 31, 2011, no amounts were outstanding under this facility nor have there been any borrowings during the life of this facility.

Committed Capital Securities

On April 8, 2005, AGC entered into separate agreements (the “Put Agreements”) with four custodial trusts (each, a “Custodial Trust”) pursuant to which AGC may, at its option, cause each of the Custodial Trusts to purchase up to $50.0 million of perpetual preferred stock of AGC (the “AGC Preferred Stock”). The custodial trusts were created as a vehicle for providing capital support to AGC by allowing AGC to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put option. If the put options were exercised, AGC would receive $200.0 million in return for the issuance of its own perpetual preferred stock, the proceeds of which may be used for any purpose, including the payment of claims. The put options have not been exercised through the date of this filing. Initially, all of AGC committed capital securities (“CCS”) were issued to a special purpose pass-through trust (the “Pass-Through Trust”). The Pass-Through Trust was dissolved in April 2008 and the AGC CCS Securities were distributed to the holders of the Pass-Through Trust’s securities. Neither the Pass-Through Trust nor the custodial trusts are consolidated in the Company’s financial statements.

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

In June 2003, $200.0 million of “AGM CPS Securities,” money market preferred trust securities, were issued by trusts created for the primary purpose of issuing the AGM CPS Securities, investing the proceeds in high-quality commercial paper and selling put options to AGM, allowing AGM to issue the trusts non-cumulative redeemable perpetual preferred stock (the “AGM Preferred Stock”) of AGM in exchange for cash. There are four trusts, each with an initial aggregate face amount of $50 million. These trusts hold auctions every 28 days, at which time investors submit bid orders to purchase AGM CPS Securities. If AGM were to exercise a put option, the applicable trust would transfer the portion of the proceeds

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2011

attributable to principal received upon maturity of its assets, net of expenses, to AGM in exchange for AGM Preferred Stock. AGM pays a floating put premium to the trusts, which represents the difference between the commercial paper yield and the winning auction rate (plus all fees and expenses of the trust). If an auction does not attract sufficient clearing bids, however, the auction rate is subject to a maximum rate of one-month LIBOR plus 200 basis points for the next succeeding distribution period. Beginning in August 2007, the AGM CPS Securities required the maximum rate for each of the relevant trusts. AGM continues to have the ability to exercise its put option and cause the related trusts to purchase AGM Preferred Stock. The trusts provide AGM access to new capital at its sole discretion through the exercise of the put options. The Company does not consider itself to be the primary beneficiary of the trusts because it does not retain the majority of the residual benefits or expected losses.

Committed Capital Securities

Fair Value Gain (Loss)

	First Quarter
	2011	2010
	(in millions)
AGC CCS	$0.3	$1.4
AGM CPS	0.2	(2.7)

15. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	First Quarter
	2011	2010
	(restated)
	(in millions, except per share amounts)
Basic earnings per share:
Net income (loss)	$140.6	$333.5
Less: Distributed and undistributed income (loss) available to nonvested shareholders	0.1	0.7
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries	$140.5	$332.8
Basic shares	183.9	184.3
Basic earnings per share	$0.76	$1.81
Diluted earnings per share:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries	$140.5	$332.8
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	—	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries	$140.5	$332.8
Basic shares	183.9	184.3
Effect of dilutive securities:
Options and restricted stock awards	0.8	0.9
Equity units	2.4	5.4
Diluted shares	187.1	190.6
Diluted earnings per share	$0.75	$1.75
Potentially dilutive securities excluded from computation of earning per share because of antidilutive effect	4.9	2.2

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2011

16. Subsidiary Information

The following tables present the condensed consolidating financial information for AGMH and AGUS, which have issued publicly traded debt securities that are fully and unconditionally guaranteed by AGL as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010.  This information for AGMH and AGUS presents its subsidiaries on the equity method of accounting.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2011

(in millions)

(restated)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Assets
Total investment portfolio and cash	$23.9	$21.9	$38.3	$10,565.2	$—	$10,649.3
Investment in subsidiaries	3,815.2	3,114.6	2,590.2	2,642.4	(12,162.4)	—
Premiums receivable, net of ceding commissions payable	—	—	—	1,256.0	(138.0)	1,118.0
Ceded unearned premium reserve	—	—	—	1,833.9	(1,039.6)	794.3
Deferred acquisition costs	—	—	—	339.2	(103.2)	236.0
Reinsurance recoverable on unpaid losses	—	—	—	88.2	(69.6)	18.6
Credit derivative assets	—	—	—	678.6	(59.3)	619.3
Deferred tax asset, net	—	(0.7)	(95.1)	1,129.9	(2.4)	1,031.7
Intercompany receivable	—	—	—	300.0	(300.0)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	3,679.0	—	3,679.0
Other assets(1)	15.8	34.2	47.5	1,512.1	(171.1)	1,438.5
Total assets	$3,854.9	$3,170.0	$2,580.9	$24,024.5	$(14,045.6)	$19,584.7
Liabilities and shareholders’ equity
Unearned premium reserves	$—	$—	$—	$7,621.5	$(984.3)	$6,637.2
Loss and LAE reserve	—	—	—	506.7	(87.1)	419.6
Long-term debt	—	518.7	409.4	121.6	—	1,049.7
Intercompany payable	—	—	—	300.0	(300.0)	—
Credit derivative liabilities	—	0.2	—	2,818.5	(59.4)	2,759.3
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	4,247.2	—	4,247.2
Other liabilities(2)	10.8	8.7	25.8	878.4	(296.1)	627.6
Total liabilities	10.8	527.6	435.2	16,493.9	(1,726.9)	15,740.6
Total shareholders’ equity	3,844.1	2,642.4	2,145.7	7,530.6	(12,318.7)	3,844.1
Total liabilities and shareholders’ equity	$3,854.9	$3,170.0	$2,580.9	$24,024.5	$(14,045.6)	$19,584.7

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2011

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2010

(in millions)

(restated)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Assets
Total investment portfolio and cash	$22.5	$15.7	$45.7	$10,765.4	$—	$10,849.3
Investment in subsidiaries	3,703.6	2,965.4	2,316.9	2,489.8	(11,475.7)	—
Premiums receivable, net of ceding commissions payable	—	—	—	1,346.8	(179.2)	1,167.6
Ceded unearned premium reserve	—	—	—	1,883.4	(1,061.6)	821.8
Deferred acquisition costs	—	—	—	350.4	(110.6)	239.8
Reinsurance recoverable on unpaid losses	—	—	—	93.1	(70.8)	22.3
Credit derivative assets	—	—	—	672.7	(79.8)	592.9
Deferred tax asset, net	—	(0.8)	(95.8)	1,355.3	0.4	1,259.1
Intercompany receivable	—	—	—	300.0	(300.0)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	3,657.5	—	3,657.5
Other assets(1)	19.2	3.8	15.2	1,354.5	(161.1)	1,231.6
Total assets	$3,745.3	$2,984.1	$2,282.0	$24,268.9	$(13,438.4)	$19,841.9
Liabilities and shareholders’ equity
Unearned premium reserves	$—	$—	$—	$7,976.5	$(1,003.6)	$6,972.9
Loss and LAE reserve	—	—	—	663.9	(89.5)	574.4
Long-term debt	—	518.4	407.5	127.0	—	1,052.9
Intercompany payable	—	—	—	300.0	(300.0)	—
Credit derivative liabilities	—	0.2	—	2,542.5	(79.9)	2,462.8
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	4,368.1	—	4,368.1
Other liabilities(2)	11.8	(24.3)	(6.9)	1,023.7	(327.0)	677.3
Total liabilities	11.8	494.3	400.6	17,001.7	(1,800.0)	16,108.4
Total shareholders’ equity	3,733.5	2,489.8	1,881.4	7,267.2	(11,638.4)	3,733.5
Total liabilities and shareholders’ equity	$3,745.3	$2,984.1	$2,282.0	$24,268.9	$(13,438.4)	$19,841.9

(1)                                  Includes salvage and subrogation recoverable and other assets.

(2)                                  Includes reinsurance balances payable, net, current income tax payable and other liabilities.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2011

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(in millions)

(restated)

	Assured Guaranty Ltd (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Revenues
Net earned premiums	$—	$—	$—	$251.4	$2.6	$254.0
Net investment income	—	—	0.2	99.6	(3.7)	96.1
Net realized investment gains (losses)	—	—	—	2.8	—	2.8
Net change in fair value of credit derivatives:
Realized gains and other settlements	—	—	—	35.4	—	35.4
Net unrealized gains (losses)	—	—	—	(271.6)	—	(271.6)
Net change in fair value of credit derivatives	—	—	—	(236.2)	—	(236.2)
Equity in earnings of subsidiaries	149.0	176.9	293.3	170.4	(789.6)	—
Other income(1)	—	—	—	163.4	(1.1)	162.3
Total revenues	149.0	176.9	293.5	451.4	(791.8)	279.0
Expenses
Loss and LAE	—	—	—	(26.8)	1.3	(25.5)
Amortization of deferred acquisition costs	—	—	—	14.8	(7.4)	7.4
Interest expense	—	9.8	13.4	5.3	(3.7)	24.8
Other operating expenses	8.4	0.2	0.5	49.1	(1.4)	56.8
Total expenses	8.4	10.0	13.9	42.4	(11.2)	63.5
Income (loss) before income taxes	140.6	166.9	279.6	409.0	(780.6)	215.5
Total provision (benefit) for income taxes	—	(3.5)	(4.8)	80.4	2.8	74.9
Net income (loss)	$140.6	$170.4	$284.4	$328.6	$(783.4)	$140.6

(1)                                  Includes fair value gain (loss) on CCS, net change in financial guaranty VIEs and other income.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2011

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(in millions)

(restated)

	Assured Guaranty Ltd (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Revenues
Net earned premiums	$—	$—	$—	$309.1	$5.6	$314.7
Net investment income	—	—	0.1	87.9	(3.7)	84.3
Net realized investment gains (losses)	—	—	—	6.7	2.7	9.4
Net change in fair value of credit derivatives:
Realized gains and other settlements	—	—	—	26.7	—	26.7
Net unrealized gains (losses)	—	—	—	252.1	—	252.1
Net change in fair value of credit derivatives	—	—	—	278.8	—	278.8
Equity in earnings of subsidiaries	344.1	257.2	134.5	250.8	(986.6)	—
Other income(1)	—	—	—	(23.3)	0.2	(23.1)
Total revenues	344.1	257.2	134.6	910.0	(981.8)	664.1
Expenses
Loss and LAE	—	—	—	112.5	(1.6)	110.9
Amortization of deferred acquisition costs	—	—	—	10.9	(2.7)	8.2
Interest expense	—	9.8	13.4	5.6	(3.7)	25.1
Other operating expenses(2)	10.6	0.1	0.6	55.4	(0.1)	66.6
Total expenses	10.6	9.9	14.0	184.4	(8.1)	210.8
Income (loss) before income taxes	333.5	247.3	120.6	725.6	(973.7)	453.3
Total provision (benefit) for income taxes	—	(3.5)	(4.8)	123.4	4.7	119.8
Net income (loss)	$333.5	$250.8	$125.4	$602.2	$(978.4)	$333.5

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2011

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(in millions)

(restated)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$12.0	$6.3	$(7.2)	$(111.2)	$(22.0)	$(122.1)
Investing activities
Fixed maturity securities:
Purchases	—	—	(0.3)	(511.4)	—	(511.7)
Sales	—	—	—	299.9	—	299.9
Maturities	—	—	0.2	183.4	—	183.6
Net sales (purchases) of short-term investments	(1.4)	(16.4)	7.3	252.8	—	242.3
Net proceeds from paydowns on financial guaranty variable interest entities’ assets	—	—	—	162.5	—	162.5
Other	—	—	—	4.2	—	4.2
Net cash flows provided by (used in) investing activities	(1.4)	(16.4)	7.2	391.4	—	380.8
Financing activities
Dividends paid	(8.3)	—	—	(22.0)	22.0	(8.3)
Share activity under option and incentive plans	(2.3)	—	—	—	—	(2.3)
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(241.6)	—	(241.6)
Repayment of long-term debt	—	—	—	(5.1)	—	(5.1)
Net cash flows provided by (used in) financing activities	(10.6)	—	—	(268.7)	22.0	(257.3)
Effect of exchange rate changes	—	—	—	1.8	—	1.8
Increase (decrease) in cash	—	(10.1)	—	13.3	—	3.2
Cash at beginning of period	—	13.0	—	95.4	—	108.4
Cash at end of period	$—	$2.9	$—	$108.7	$—	$111.6

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2011

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(in millions)

(restated)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$2.1	$11.5	$(7.4)	$(201.6)	$(15.0)	$(210.4)
Investing activities
Fixed maturity securities:
Purchases	—	—	—	(418.0)	—	(418.0)
Sales	—	—	—	187.8	—	187.8
Maturities	—	—	2.2	263.1	—	265.3
Net sales (purchases) of short-term investments	8.8	(11.3)	5.3	217.0	—	219.8
Net proceeds from paydowns on financial guaranty variable interest entities’ assets	—	—	—	60.7	—	60.7
Other	—	—	—	4.8	—	4.8
Net cash flows provided by (used in) investing activities	8.8	(11.3)	7.5	315.4	—	320.4
Financing activities
Dividends paid	(8.3)	—	—	(15.0)	15.0	(8.3)
Share activity under option and incentive plans	(2.6)	—	—	—	—	(2.6)
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(46.2)	—	(46.2)
Repayment of long-term debt	—	—	—	(6.3)	—	(6.3)
Net cash flows provided by (used in) financing activities	(10.9)	—	—	(67.5)	15.0	(63.4)
Effect of exchange rate changes	—	—	—	(0.2)	—	(0.2)
Increase (decrease) in cash	—	0.2	0.1	46.1	—	46.4
Cash at beginning of period	—	0.1	—	44.0	—	44.1
Cash at end of period	$—	$0.3	$0.1	$90.1	$—	$90.5

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2011

17. Subsequent Events

Rating Agency Actions

On September 27, 2011, S&P published a Research Update in which it placed its ratings of Assured Guaranty on CreditWatch Negative. This action included changing the financial strength ratings of AGC and AGM from AA+ (Negative Outlook) to AA+ (CreditWatch Negative), and the AA (Negative Outlook) rating of AG Re to AA (CreditWatch Negative), signifying that S&P may downgrade such financial strength ratings in the near future. In the Research Update, S&P stated that the CreditWatch placement is due to significant concentration risk in Assured Guaranty’s consolidated insured portfolio; the portfolio contains exposures that are not consistent with S&P’s new bond insurance rating criteria and breach the “largest obligor test” in such new criteria. The largest obligor test appears to have the effect of significantly reducing Assured Guaranty’s allowed single risk limits and limiting its financial strength rating level.  S&P published updated criteria in Bond Insurance Rating Methodology and Assumptions on August 25, 2011, subsequent to S&P’s publication of Request for Comment: Bond Insurance Criteria on January 24, 2011.  According to S&P, based on statements from Assured Guaranty’s management that Assured Guaranty intends to take action such as create capital or utilize additional forms of reinsurance to mitigate these concentration risks, it is likely such actions, if taken, would support financial strength ratings in the “AA” category. S&P noted that it expects to resolve this CreditWatch placement no later than November 30, 2011. The Company is considering transactions that are designed to create capital and/or mitigate its concentration risks but can give no assurance that it will be able to complete the transactions at all or on terms that are acceptable.  If it cannot do so, S&P may downgrade the financial strength ratings of AGL and its subsidiaries, which downgrade may have an adverse impact on the Company’s financial condition, results of operation, liquidity, business prospects or other aspects of the Company’s business and on its insured portfolio. See Notes 5, 7 and 12 for the potential impact of a financial strength rating downgrade on the Company and on the insured portfolio.

Litigation Update

In October 2011, AGM and AGC brought an action in the Supreme Court of the State of New York against DLJ Mortgage Capital, Inc. (“DLJ”) and Credit Suisse Securities (USA) LLC (“Credit Suisse”) with regard to six first lien U.S. RMBS transactions insured by them: CSAB Mortgage-Backed Pass Through Certificates, Series 2006-2; CSAB Mortgage-Backed Pass Through Certificates, Series 2006-3; CSAB Mortgage-Backed Pass Through Certificates, Series 2006-4; CMSC Mortgage-Backed Pass Through Certificates, Series 2007-3; CSAB Mortgage-Backed Pass Through Certificates, Series 2007-1; and TBW Mortgage-Backed Pass Through Certificates, Series 2007-2. The complaint alleges breaches of R&W against DLJ in respect of the underlying loans in the transactions, breaches of R&W against DLJ and Credit Suisse in respect of the accuracy of the information provided to the rating agencies, and failure by DLJ to cure or repurchase defective loans identified by AGM and AGC. In this lawsuit, AGM and AGC seek damages.

In December 2008, Assured Guaranty (UK) Ltd. (“AGUK”) sued J.P. Morgan Investment Management Inc. (“JPMIM”), the investment manager in the Orkney Re II transaction, in the Supreme Court of the State of New York alleging that JPMIM engaged in breaches of fiduciary duty, gross negligence and breaches of contract based upon its handling of the investments of Orkney Re II. In January 2010, the court ruled against AGUK on a motion to dismiss filed by JPMIM, dismissing the AGUK’s claims for breaches of fiduciary duty and gross negligence on the ground that such claims are preempted by the Martin Act, which is New York’s blue sky law, such that only the New York Attorney General has the authority to sue JPMIM. AGUK appealed and, in November 2010, the Appellate Division (First Department) issued a ruling, ordering the court’s order to be modified to reinstate AGUK’s claims for breach of fiduciary duty and gross negligence and certain of its claims for breach of contract, in each case for claims accruing on or after June 26, 2007. In December 2010, JPMIM filed a motion for permission to appeal to the Court of Appeals on the Martin Act issue; that motion was granted in February 2011. Both parties have submitted their papers in respect of the appeal and oral argument on the appeal has been set for November 2011.  Separately, at the trial court level, a preliminary conference order related to discovery was entered in February 2011 and discovery has commenced.

In September 2010, AGM, together with TD Bank, National Association and Manufacturers and Traders Trust Company, as trustees, filed a complaint in the Court of Common Pleas of Dauphin County, Pennsylvania against The Harrisburg Authority, The City of Harrisburg, Pennsylvania, and the Treasurer of the City in connection with certain Resource Recovery Facility bonds and notes issued by The Harrisburg Authority, alleging, among other claims, breach of contract by both The Harrisburg Authority and The City of Harrisburg, and seeking remedies including an order of mandamus compelling the City to satisfy its obligations on the defaulted bonds and notes and the appointment of a receiver for The Harrisburg Authority.  Acting on its own, the City Council of Harrisburg filed a purported bankruptcy petition for the City on October 11, 2011. As a result of the bankruptcy petition, the actions brought by AGM and the trustees against the City and The Harrisburg Authority have been stayed. A number of parties in interest, including AGM and the Commonwealth of Pennsylvania, have filed objections seeking the dismissal of the bankruptcy petition filed by City Council.  A hearing to address the objections raised to date has been scheduled by the Bankruptcy Judge for November 23, 2011.

Beginning in December 2008, AGM and various other financial guarantors were named in complaints filed in the Superior Court, San Francisco County, California. Since that time, plaintiffs’ counsel has filed amended complaints against AGC and AGM and added additional plaintiffs. As of the date of this filing, the plaintiffs with complaints against AGM and AGC, among other financial guaranty insurers, are: (a) City of Los Angeles, acting by and through the Department of Water and Power; (b) City of Sacramento; (c) City of Los Angeles; (d) City of Oakland; (e) City of Riverside; (f) City of Stockton; (g) County of Alameda; (h) County of Contra Costa; (i) County of San Mateo; (j) Los Angeles World Airports; (k) City of Richmond; (l) Redwood City; (m) East Bay Municipal Utility District; (n) Sacramento Suburban Water District; (o) City of San Jose; (p) County of Tulare; (q) The Regents of the University of California; (r) The Redevelopment Agency of the City of Riverside; (s) The Public Financing Authority of the City of Riverside; (t) The Jewish Community Center of San Francisco; (u) The San Jose Redevelopment Agency; (v) The Redevelopment Agency of the City of Stockton; (w) The Public Financing Authority of the City of Stockton; and (x) The Olympic Club. Complaints filed by the City and County of San Francisco and the Sacramento Municipal Utility District were subsequently dismissed against AGC and AGM.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2011

At hearings held in July and October 2011 relating to AGM, AGC and the other defendants’ motion to dismiss, the court overruled the motion to dismiss on the following claims: breach of contract, violation of California’s antitrust statute and of its unfair business practices law, and fraud.  The remaining claims were dismissed.  The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys’ fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

In September 2010, AGM, among others, was named as a defendant in an interpleader complaint filed by Wells Fargo Bank, N.A., as trust administrator, in the United States District Court, Southern District of New York. The interpleader complaint relates to the MASTR Adjustable Rate Mortgages Trust 2006-OA2, Mortgage Pass-Through Certificates, Series 2006-OA2 RMBS transaction, in which AGM had insured certain classes of certificates. Certain holders of uninsured certificates have disputed payments made by the trust administrator to reimburse AGM for claims it had paid under its financial guaranty policy, and the trust administrator sought adjudication of the priority of AGM’s reimbursements. On March 29, 2011, the court granted a motion for judgment on the pleadings and ruled that, pursuant to the waterfall, AGM is only entitled to receive funds that would otherwise have been distributed to the holders of the classes that AGM insures, and that AGM receive such funds at the respective steps in the waterfall that immediately follow the steps at which such certificate holders would otherwise have received such funds. The court further ordered AGM to repay to the MARM 2006-OA2 trust the approximately $7.2 million that had been credited to it by Wells Fargo. After its ruling, the court referred the matter to the assigned magistrate judge for a recommendation as to the terms of the judgment, and the magistrate issued a report and recommendation on November 3, 2011.  AGM intends to appeal the judgment once entered, and to request that the judgment be stayed pending the appeal. AGM estimates that as a result of this adverse decision (if and to the extent that the adverse decision is not modified), total unreimbursed claims paid by AGM could be up to approximately $144 million (on a gross discounted basis, without taking into account the benefit of representation and warranty recoveries, and exclusive of the repayment of the $7.2 million credit), over the life of the transaction.

On April 8, 2011, AG Re and AGC filed a Petition to Compel Arbitration with the Supreme Court of the State of New York, requesting an order compelling Ambac to arbitrate Ambac’s disputes with AG Re and AGC concerning their obligations under reinsurance agreements with Ambac. In March 2010, Ambac placed a number of insurance policies that it had issued, including policies reinsured by AG Re and AGC pursuant to the reinsurance agreements, into a segregated account. The Wisconsin state court has approved a rehabilitation plan whereby permitted claims under the policies in the segregated account will be paid 25% in cash and 75% in surplus notes issued by the segregated account. Ambac has advised AG Re and AGC that it has and intends to continue to enter into commutation agreements with holders of policies issued by Ambac, and reinsured by AG Re and AGC, pursuant to which Ambac will pay a combination of cash and surplus notes to the policyholder. AG Re and AGC have informed Ambac that they believe their only current payment obligation with respect to the commutations arises from the cash payment, and that there is no obligation to pay any amounts in respect of the surplus notes until payments of principal or interest are made on such notes. Ambac has disputed this position on one commutation and may take a similar position on subsequent commutations. On April 15, 2011, attorneys for the  Wisconsin Insurance Commissioner, as Rehabilitator of Ambac’s segregated account, and for Ambac filed a motion with Lafayette County, Wis., Circuit Court Judge William Johnston, asking him to find AG Re and AGC to be in violation of an injunction protecting the interests of the segregated account by their seeking to compel arbitration on this matter and failing to pay in full all amounts with respect to Ambac’s payments in the form of surplus notes. On June 14, 2011, Judge Johnston issued an order granting the Rehabilitator’s and Ambac’s motion to enforce the injunction against AGC and AG Re and the parties filed a stipulation dismissing the Petition to Compel Arbitration without prejudice. AGC and AG Re are appealing Judge Johnston’s order to the Wisconsin Court of Appeals.

The Company has net exposure to Jefferson County, Alabama of $731.8 million.  On November 9, 2011, Jefferson County filed for bankruptcy under Chapter 9 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Alabama (Southern Division).

Most of the Company’s exposure relates to $495.8 million of warrants issued by Jefferson County in respect of its sewer system, of which $135.2 million is derived from insurance policies issued by AGM and $360.6 million is derived from reinsurance provided by AG Re or AGC.  Jefferson County’s sewer revenue warrants are secured by a pledge of the net revenues of the sewer system, which should qualify as “special revenue” under Chapter 9.  Therefore, the Company believes that during Jefferson County’s Chapter 9 case, the net revenues of the sewer system should not be subject to an automatic stay and should continue to be applied to the payment of debt service on the sewer revenue warrants after the payment of sewer system operating expenses.  The Company has projected expected loss to be paid of $18.0 million as of September 30, 2011 on the sewer revenue warrants, which estimate is based on a number of probability-weighted scenarios.

The Company’s remaining net exposure of $236.0 million relates to bonds issued by Jefferson County that are secured by, or payable from, certain revenues, taxes or lease payments that may have the benefit of a statutory lien or a lien on “special revenues” or other collateral.  AGM has issued insurance policies in respect of $164.1 million of this exposure and AG Re has provided reinsurance on the other $71.9 million.  The Company projects less than $1 million of expected loss to be paid as of September 30, 2011 on these bonds.

The Company expects that bondholder rights will be enforced.  However, due to the early stage of the bankruptcy proceeding, and the circumstances surrounding Jefferson County’s debt, the nature of the action is uncertain.  The Company will continue to analyze developments in the matter closely.

2006 Credit Facility

The 2006 Credit Facility expired on November 7, 2011. The Company has determined it has sufficient liquidity and decided not to enter into a new revolving credit facility at this time.

2009 Strip Coverage Facility

Under the Strip Coverage Facility, AGM covenants to deliver GAAP-compliant quarterly financial statements for itself and its consolidated subsidiaries within 60 days after the end of each fiscal quarter or 115 days after the end of the fiscal year.  Neither the failure to deliver financial statements on time nor the failure to deliver GAAP-compliant financials is an event of default, but would be a covenant breach that, until cured, would prevent AGM from borrowing under the Strip Coverage Facility. In addition, the failure to deliver financial statements that present fairly the financial condition of AGM and its consolidated subsidiaries is a breach of representation and warranty that would prevent AGM from borrowing under the Strip Coverage Facility. However, if such financial statements are restated so as to make them present fairly the financial condition of AGM and its consolidated subsidiaries and AGM delivers such restated financial statements to Dexia, then AGM could resume borrowing. The Company anticipates that AGM would be able to borrow again by December 2011 and does not anticipate that AGM would have any need to borrow under the Strip Coverage Facility prior to that time.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2011

Dexia

On June 30, 2009, the States of Belgium and France (the “States”) issued a guaranty to FSA Asset Management LLC (“FSAM”) pursuant to which the States guarantee, severally but not jointly, Dexia’s payment obligations under the Guaranteed Put Contract, subject to certain limitations set forth therein. The FSAM assets referenced in the Guaranteed Put Contract were all sold by October 2011 as part of an asset divestment program that Dexia announced in May 2011. As a result, the guaranty of the States has effectively terminated.

The Financial Products Companies’ obligations are currently, and at all times in the future required to be, supported by eligible assets in an amount sufficient to allow the Financial Products Companies to meet their obligations. On September 29, 2011, the transaction documents required an analysis of the value of FSAM assets versus the GIC obligations and other associated liabilities of the Financial Products Companies. On that day, the required amount of assets exceeded the liabilities, and therefore Dexia was not required to post additional collateral to support its protection arrangements. Assured Guaranty believes the assets owned by the Financial Products Companies are sufficient for them to meet their GIC obligations and other associated liabilities. However, Dexia is required to post additional collateral if there is any shortfall in assets as compared with liabilities in the future.

Greek Sovereign Debt

As of September 30, 2011, the Company had exposure to sovereign debt of Greece through financial guarantees of €200.0 million of debt (€165.1 million on a net basis) due in 2037 with a 4.5% fixed coupon and €113.5 million of debt (€52.4 million on a net basis) due in 2057 with a 2.085% inflation-linked coupon. The Hellenic Republic of Greece, as obligor, has been paying interest on such notes on a timely basis. On October 26, 2011, officials from the European Commission announced a set of Greek debt relief measures that call for voluntary reductions of 50% of the notional amount of Greek sovereign debt held by banks and other private creditors.  Based on preliminary reports that the proposal is voluntary and not binding on all bondholders, the Company does not believe the proposal should trigger claim payments under its financial guarantees, each of which had been issued in a bilateral transaction to an entity holding a portion of the debt.  The Company will evaluate the impact of these measures as details become available.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q/A contains information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give the expectations or forecasts of future events of Assured Guaranty Ltd. (“AGL” and, together with its subsidiaries, “Assured Guaranty” or the “Company”). These statements can be identified by the fact that they do not relate strictly to historical or current facts and relate to future operating or financial performance.

Any or all of Assured Guaranty’s forward-looking statements herein are based on current expectations and the current economic environment and may turn out to be incorrect. Assured Guaranty’s actual results may vary materially. Among factors that could cause actual results to differ materially are:

•                  rating agency action, including a ratings downgrade, a change in outlook, the placement of ratings on watch for downgrade, or a change in rating criteria, at any time, of AGL or any of its subsidiaries and/or of transactions that AGL’s subsidiaries have insured, all of which have occurred in the past;

•                  developments in the world’s financial and capital markets that adversely affect issuers’ payment rates, the Company’s loss experience, its ability to cede exposure to reinsurers, its access to capital, its unrealized (losses) gains on derivative financial instruments or its investment returns;

•                  changes in the world’s credit markets, segments thereof or general economic conditions;

•                  more severe or frequent losses implicating the adequacy of the Company’s expected loss estimates;

•                  the impact of market volatility on the mark-to-market of the Company’s contracts written in credit default swap form;

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

•                  other governmental actions;

•                  difficulties with the execution of the Company’s business strategy;

•                  contract cancellations;

•                  the Company’s dependence on customers;

•                  loss of key personnel;

•                  adverse technological developments;

•                  the effects of mergers, acquisitions and divestitures;

•                  natural or man-made catastrophes;

•                  other risks and uncertainties that have not been identified at this time;

•                  management’s response to these factors; and

•                  other risk factors identified in the Company’s filings with the U.S. Securities and Exchange Commission (the “SEC”).

The foregoing review of important factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q/A. The Company undertakes no obligation to update publicly or review any forward looking statement, whether as a result of new information, future developments or otherwise, except as required by law. Investors are advised, however, to consult any further disclosures the Company makes on related subjects in the Company’s periodic reports filed with the SEC.

If one or more of these or other risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, actual results may vary materially from what the Company projected. Any forward looking statements in this Form 10-Q/A reflect the Company’s current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to its operations, results of operations, growth strategy and liquidity.

For these statements, the Company claims the protection of the safe harbor for forward looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Convention

Unless otherwise noted, ratings disclosed in this Management’s Discussion and Analysis of Assured Guaranty’s insured portfolio reflect its internal rating. Although Assured Guaranty’s rating scale is similar to that used by the nationally recognized statistical rating organizations, the ratings may not be the same as ratings assigned by any such rating agency. The super senior category, which is not generally used by rating agencies, is used by Assured Guaranty in instances where its AAA-rated exposure has additional credit enhancement due to either (1) the existence of another security rated AAA that is subordinated to Assured Guaranty’s exposure or (2) Assured Guaranty’s exposure benefitting from a different form of credit enhancement that would pay any claims first in the event that any of the exposures incurs a loss, and such credit enhancement, in management’s opinion, causes Assured Guaranty’s attachment point to be materially above the AAA attachment point.

Website Information

The Company routinely posts important information for investors on its website (www.assuredguaranty.com), under the “Investor Information” (particularly under the “By Company,” “Assured Guaranty Ltd.” tabs) and “Press Room” tabs. The Company uses this website as a means of disclosing material, non-public information and for complying with its disclosure obligations under SEC Regulation FD (Fair Disclosure). Accordingly, investors should monitor the Investor Information and Press Room portions of the Company’s website, in addition to following the Company’s press releases, SEC filings, public conference calls, presentations and webcasts. The information contained on, or that may be accessed through, the Company’s website is not incorporated by reference into, and is not a part of, this Quarterly Report.

Introduction

Assured Guaranty provides, through its operating subsidiaries, credit protection products to the United States (“U.S.”) and international public finance, infrastructure and structured finance markets. The Company has applied its credit underwriting judgment, risk management skills and capital markets experience to develop insurance, reinsurance and credit derivative products that protect holders of debt instruments and other monetary obligations from defaults in scheduled payments, including scheduled interest and principal payments. The securities insured by the Company include taxable and tax-exempt obligations issued by U.S. state or municipal governmental authorities, utility districts or facilities; notes or bonds issued to finance international infrastructure projects; and asset-backed securities issued by special purpose entities. The Company markets its credit protection products directly to issuers and underwriters of public finance, infrastructure and structured finance securities as well as to investors in such debt obligations. The Company guarantees debt obligations issued in many countries, although its principal focus is on the U.S., Europe and Australia.

Financial guaranty contracts written in insurance form provide an unconditional and irrevocable guaranty that protects the holder of a financial obligation against non-payment of principal and interest when due. Financial guaranty contracts written in credit derivative form are generally structured such that the circumstances giving rise to the Company’s obligation to make loss payments are similar to those for financial guaranty contracts accounted for as insurance and only occurs upon one or more defined credit events with respect to one or more third party referenced securities or loans. Financial guaranties accounted for as credit derivatives are primarily comprised of credit default swaps (“CDS”).

Public finance obligations insured or assumed through reinsurance by the Company consist primarily of general obligation bonds supported by the issuers’ taxing powers, tax-supported bonds and revenue bonds and other obligations of states, their political subdivisions and other municipal issuers supported by the issuers’ or obligors’ covenant to impose and collect fees and charges for public services or specific projects. Public finance obligations include obligations backed by the cash flow from leases or other revenues from projects serving substantial public purposes, including government office buildings, toll roads, health care facilities and utilities.

Structured finance obligations insured or assumed through reinsurance by the Company are backed by pools of assets such as residential mortgage loans, consumer or trade receivables, securities or other assets having an ascertainable cash flow or market value and issued by special purpose entities. The Company currently does not underwrite U.S. residential mortgage-backed securities (“RMBS”).

Rating Agency Actions

When a rating agency rates a financial obligation guaranteed by one of AGL’s insurance company subsidiaries, it generally awards that obligation the same rating it has assigned to the financial strength of the AGL subsidiary that provides the guaranty. Investors in products insured by the Company’s insurance company subsidiaries frequently rely on ratings published by nationally recognized statistical rating organizations (“NRSROs”) because such ratings influence the trading value of securities and form the basis for many institutions’ investment guidelines as well as individuals’ bond purchase decisions. Therefore, the Company manages its business with the goal of achieving high financial strength ratings. However, the models used by NRSROs differ, presenting conflicting goals that may make it inefficient or impractical to reach the highest rating level. The models are not fully transparent, contain subjective data (such as assumptions about future market demand for the Company’s products) and change frequently. Ratings reflect only the views of the respective NRSROs and are subject to continuous review and revision or withdrawal at any time.

On September 27, 2011, Standard and Poor’s Ratings Services (“S&P”) published a Research Update in which it placed its ratings of Assured Guaranty on CreditWatch Negative.  This action included changing the financial strength ratings of Assured Guaranty Corp. (“AGC”) and Assured Guaranty Municipal Corp. (“AGM”) from AA+ (Negative Outlook) to AA+ (CreditWatch Negative), and the AA (Negative Outlook) rating of Assured Guaranty Re Ltd. (“AG Re”) to AA (CreditWatch Negative), signifying that S&P may downgrade such financial strength ratings in the near future.  In the Research Update, S&P stated that the CreditWatch placement is due to significant concentration risk in Assured Guaranty’s consolidated insured portfolio; the portfolio contains exposures that are not consistent with S&P’s new bond insurance rating criteria and breach the “largest obligor test” in such new criteria. The largest obligor test appears to have the effect of significantly reducing Assured Guaranty’s allowed single risk limits and limiting its financial strength rating level.  S&P published updated criteria in Bond Insurance Rating Methodology and Assumptions on August 25, 2011, subsequent to S&P’s publication of Request for Comment: Bond Insurance Criteria on January 24, 2011.  According to S&P, based on statements from Assured Guaranty’s management that Assured Guaranty intends to take action such as create capital or utilize additional forms of reinsurance to mitigate these concentration risks, it is likely such actions, if taken, would support financial strength ratings in the “AA” category.  S&P noted that it expects to resolve this CreditWatch placement no later than November 30, 2011.  The Company is considering transactions that are designed to create capital and/or mitigate its concentration risks but can give no assurance that it will be able to complete the transactions at all or on terms that are acceptable.  If it cannot do so, S&P may downgrade the financial strength ratings of AGL and its subsidiaries, which downgrade may have an adverse impact on the Company’s financial condition, results of operation, liquidity, business prospects or other aspects of the Company’s business and on its insured portfolio.

As of November 9, 2011, AGM and AGC and their respective insurance company subsidiaries had financial strength ratings of Aa3 (Negative Outlook) by Moody’s Investors Service, Inc. (“Moody’s”) and AA+ (CreditWatch Negative) by S&P.

A downgrade by Moody’s or S&P of the financial strength rating of the Company’s insurance subsidiaries may have negative impact on the Company’s liquidity. A downgrade may trigger (1) increased claims on the Company’s insurance policies, in certain cases, on a more accelerated basis than when the original transaction closed; or (2) termination payments or collateral posting under CDS contracts. A downgrade in the financial strength rating may also enable beneficiaries of the Company’s policies to cancel the credit protection offered by the Company and cease paying premium. A downgrade may also enable primary insurance companies that had ceded business to the Company to recapture a significant portion of its in-force financial guaranty reinsurance business.  See Notes 5, 7 and 12 of “Item 1. Financial Statements” for the potential impact of a financial strength rating downgrade on the Company and on the insured portfolio.

Executive Summary

This executive summary of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of the Quarterly Report. For a complete description of events, trends and uncertainties, as well as the capital, liquidity, credit, operational and market risks and the critical accounting policies and estimates affecting the Company, the Original Form 10-Q and this Form 10-Q/A should be read together in their entirety. Financial information in Management’s Discussion and Analysis has been restated as described in Note 2 of “Item 1. Financial Statements.”  The restatement related primarily to the correction of errors in the elimination of intercompany transactions between the Company’s insurance subsidiaries and the consolidated financial guaranty variable interest entities (“VIEs”). The restatement resulted in a decrease to equity of $50.4 million and $65.3 million as of March 31, 2011 and December 31, 2010, respectively, increases to net income of $15.2 million for the three-months period ended March 31, 2011 (“First Quarter 2011”) and $11.5 million for the three-months period ended March 31, 2010 (“First Quarter 2010”) from amounts previously reported in the Original Form 10-Q.

Bank of America Agreement

On April 14, 2011, Assured Guaranty reached a comprehensive agreement with Bank of America Corporation and its subsidiaries, including Countrywide Financial Corporation and its subsidiaries (collectively, “Bank of America”), regarding their liabilities with respect to 29 RMBS transactions insured by Assured Guaranty, including claims relating to reimbursement for breaches of representations and warranties (“R&W”) and historical loan servicing issues (“Bank of America Agreement”). Of the 29 RMBS transactions, eight are second lien transactions and 21 are first lien transactions. The Bank of America Agreement covers Bank of America sponsored securitizations that AGM or AGC has insured, as well as certain other securitizations containing concentrations of Countrywide originated loans that AGM or AGC has insured. The transactions covered by the Bank of America Agreement have a gross par outstanding of $5.2 billion ($4.8 billion net par outstanding) as of March 31, 2011, or 29% of Assured Guaranty’s total below investment grade (“BIG”) RMBS net par outstanding.

Bank of America paid Assured Guaranty $850 million on April 14, 2011 and is obligated under the contract to pay another $250 million by March 2012. In addition, Bank of America will reimburse Assured Guaranty 80% of claims Assured Guaranty pays on the 21 first lien transactions, up to collateral losses of $6.6 billion. On April 14, 2011, Bank of America placed $1 billion of eligible assets into trust in order to collateralize the reimbursement obligation relating to the first lien transactions. The amount of assets required to be posted may increase or decrease from time to time, as determined by rating agency requirements. As of March 31, 2011, cumulative collateral losses on these first lien RMBS transactions were approximately $1.5 billion, AGM had paid $2.0 million in claims and the Company’s estimated gross economic loss before considering R&W benefit on these transactions was $538.3 million, which assumes cumulative projected collateral losses of $4.8 billion.

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

The Company believes the Bank of America Agreement was a significant step in the effort to recover U.S. RMBS losses the Company experienced resulting from breaches of R&W. The Company is continuing to pursue other representation and warranty providers for U.S. RMBS transactions it has insured. See “Recovery Litigation” for a discussion of the litigation proceedings the Company has initiated against other R&W providers.

Financial Performance

The table below presents selected financial data in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In addition to these measures, the Company evaluates several non-GAAP financial measures which are described in “—Non-GAAP Financial Measures.” One such measure is new business production (“PVP”) as described below.

Financial Performance

	First Quarter
	2011	2010	Change
	(dollars in millions, except per share amounts)
	(restated)	(restated)	(restated)
Net earned premiums	$254.0	$314.7	(60.7)
Net investment income	96.1	84.3	11.8
Realized gains and other settlements on credit derivatives	35.4	26.7	8.7
Net unrealized gains (losses) on credit derivatives	(271.6)	252.1	(523.7)
Net change in financial guaranty variable interest entities	119.6	(8.9)	128.5
Loss and loss adjustment (expenses) recoveries	25.5	(110.9)	136.4
Other operating expenses	(56.8)	(62.6)	5.8
Net income (loss)	140.6	333.5	(192.9)
Diluted earnings per share	0.75	1.75	(1.00)

The decrease in net income was primarily driven by net unrealized losses on credit derivatives in First Quarter 2011 of $271.6 million resulting from widening spreads, compared with net unrealized gains on credit derivatives of $252.1 million in First Quarter 2010. Net earned premiums were also lower as the structured finance book of business has been declining. Loss and loss adjustment expenses (“LAE”) improved due to the effects of the Bank of America Agreement on the R&W benefit. First Quarter 2011 earnings per share included approximately $146.8 million pre-tax ($0.78 per diluted share after-tax) estimated benefit for recoveries of breaches R&W on transactions covered by the Bank of America Agreement.

The tables below present PVP and par amount written in the period. The gross PVP represents the present value of estimated future earnings primarily on new financial guaranty insurance and credit derivative contracts written in the period, before consideration of cessions to reinsurers. See “—Non-GAAP Financial Measures” for a detailed description of PVP.

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

The Company insured 4.9% of new issue par and 10.8% of new issue transactions sold in the U.S. public finance market during First Quarter 2011. Smaller and lower rated issuers continue to rely on our guaranty for market access, as we guaranteed about 13% of par for transactions of $25 million or less and approximately 12% of par for all single-A rated issues. The following table presents additional detail with respect to the Company’s penetration into the U.S. public finance market in First Quarter 2011 and full year 2010 and 2009.

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

The table below reconciles PVP to gross written premiums (“GWP”).

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

Results of Operations

Estimates and Assumptions

The Company’s consolidated financial statements include amounts that are determined using estimates and assumptions. The actual amounts realized could ultimately be materially different from the amounts currently provided for in the Company’s consolidated financial statements. Management believes the most significant items requiring inherently subjective and complex estimates to be:

•                  reserves for losses and LAE, including assumptions for breaches of R&W,

•                  fair value of credit derivatives, variable interest entities (“VIE’s”) assets, VIE’s liabilities and committed capital securities (“CCS”),

•                  fair value of investments and other-than-temporary impairment (“OTTI”),

•                  deferred income taxes,

•                  share-based compensation, and

•                  premium revenue recognition and premiums receivable.

An understanding of the Company’s accounting policies for these items is of critical importance to understanding its consolidated financial statements. See Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K/A for a discussion of significant accounting policies and fair value methodologies. The following discussion of the results of operations includes information regarding the estimates and assumptions used for these items and should be read in conjunction with the notes to the Company’s consolidated financial statements.

Change in Accounting Policy

Prior to January 1, 2011, the Company managed its business and reported financial information for two principal financial guaranty segments: direct and reinsurance. There has been no market for financial guaranty reinsurance in the past two years and it is not expected to develop in the foreseeable future. The Company’s reinsurance subsidiary, AG Re, now only writes new treaties with affiliates that are eliminated in consolidation. As a result, the chief operating decision maker now manages the operations of the Company at a consolidated level and no longer uses underwriting gain (loss) by segment as an operating metric. Therefore, segment financial information is no longer disclosed.

Consolidated Results of Operations

Consolidated Statements of Operations

	First Quarter
	2011	2010
	(in millions)
	(restated)	(restated)
Revenues:
Net earned premiums	$254.0	$314.7
Net investment income	96.1	84.3
Net realized investment gains (losses)	2.8	9.4
Change in fair value of credit derivatives:
Realized gains and other settlements	35.4	26.7
Net unrealized gains	(271.6)	252.1
Net change in fair value of credit derivatives	(236.2)	278.8
Fair value gain (loss) on committed capital securities	0.5	(1.3)
Net change in financial guaranty VIEs	119.6	(8.9)
Other income	42.2	(12.9)
Total revenues	279.0	664.1
Expenses:
Loss and LAE	(25.5)	110.9
Amortization of deferred acquisition costs	7.4	8.2
Assured Guaranty Municipal Holdings Inc. acquisition-related expenses	—	4.0
Interest expense	24.8	25.1
Other operating expenses	56.8	62.6
Total expenses	63.5	210.8
Income (loss) before provision for income taxes	215.5	453.3
Provision (benefit) for income taxes	74.9	119.8
Net income (loss)	$140.6	$333.5

Net Earned Premiums

Net Earned Premiums

	First Quarter
	2011	2010
	(in millions)
		(restated)
Financial guaranty:
Public finance
Scheduled net earned premiums	$91.2	$88.8
Acceleration of premium earnings(1)	29.6	16.3
Total public finance	120.8	105.1
Structured finance
Scheduled net earned premiums and accretion(2)	132.7	209.9
Acceleration of premium earnings(1)	—	(0.9)
Total structured finance	132.7	209.0
Other	0.5	0.6
Total net earned premiums	$254.0	$314.7

(1)                                  Reflects the unscheduled refunding or early termination of underlying insured obligations.

(2)                                  Excludes $19.1 million in First Quarter 2011 and $10.9 million in First Quarter 2010 related to consolidated VIEs.

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

At March 31, 2011, the Company had $6.0 billion of remaining net deferred premium revenues to be earned over the life of its contracts. Due to the runoff of unearned premiums, which include acquisition accounting adjustments, net earned premiums expected to decrease in each year unless replaced by new business.

Net earned premiums exclude the net earned premium related to consolidated VIEs. The consolidated VIEs are entities that are established and used in structured finance insured transactions for which the Company is deemed to have a controlling financial interest, as defined by GAAP, due to its ability to terminate and replace the deal’s servicer.

Net Investment Income

Investment income is a function of the yield that the Company earns on invested assets. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets.

The increase in net investment income in First Quarter 2011 was due primarily to the deployment of cash during 2010. In addition income increased due to an increase in accretion related to improved cash flow expectations in securities purchased for loss mitigation purposes. Excluding bonds purchased for risk mitigation, pre-tax yield was 3.76% as of March 31, 2011 and 3.67% as of December 31, 2010. Including bonds purchased for risk mitigation, pre-tax yield was 3.89% as of March 31, 2011 and 3.72% as of December 31, 2010.

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

Net Change in Fair Value of Credit Derivatives

The Company views the credit derivatives it insures as an extension of the Company’s financial guaranty business; however, they qualify as derivatives under U.S. GAAP, and are reported at fair value, with changes in fair value included in earnings. Changes in fair value of credit derivatives occur because of changes in interest rates, credit spreads, credit ratings of the referenced obligations, the Company’s credit spread settlements and other market factors. The unrealized gains (losses) on credit derivatives excluding losses incurred, is expected to reduce to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure or early termination. In the event that the Company terminates a credit derivative contract prior to maturity, the resulting gain or loss will be realized through net change in fair value of credit derivatives. Changes in the fair value of the Company’s credit derivatives that do not reflect actual or expected claims or credit losses have no impact on the Company’s statutory claims paying resources, rating agency capital or regulatory capital positions.

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

Net Change in Fair Value of Credit Derivatives

Gain (Loss)

	First Quarter
	2011	2010
	(in millions)
	(restated)
Credit derivative revenues	$61.0	$54.7
Losses incurred on credit derivatives	(0.1)	(76.4)
Net unrealized gains (losses), excluding losses incurred	(297.1)	300.5
Net change in fair value on credit derivatives	$(236.2)	$278.8

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

Losses incurred on credit derivatives:  Losses incurred in First Quarter 2011 include loss development due to higher assumptions for loss severity and continuing early stage delinquencies. Losses incurred also include a benefit for higher R&W benefits which were increased to reflect higher R&W recovery rates as supported by the terms negotiated in the Bank of America Agreement. Losses incurred on credit derivatives in First Quarter 2010 were primarily due to losses in U.S. RMBS sectors and trust preferred securities (“TruPS”).

Net Change in Unrealized Gains (Losses) on Credit Derivatives by Sector

	First Quarter
Asset Type	2011	2010
	(in millions)
	(restated)
Financial Guaranty:
Pooled corporate obligations:
Collateralized loan obligations/collateralized bond obligations	$2.0	$1.5
Synthetic investment grade pooled corporate	10.5	(7.6)
Synthetic high yield pooled corporate	(2.8)	20.4
TruPS collateralized debt obligation (“CDOs”)	(20.8)	29.7
Market value CDOs of corporate obligations	(0.1)	0.4
Total pooled corporate obligations	(11.2)	44.4
U.S. RMBS:
Option ARMs and Alt-A first lien	(267.6)	150.9
Subprime first lien (including net interest margin)	(24.1)	0.6
Prime first lien	0.6	14.2
Closed end second lien and home equity lines of credit (“HELOCs”)	0.3	8.4
Total U.S. RMBS	(290.8)	174.1
Commercial mortgage-backed securities (“CMBS”)	0.7	9.5
Other(1)	29.7	24.1
Total financial guaranty	$(271.6)	$252.1

(1)                                  “Other” includes all other U.S. and international asset classes, such as commercial receivables, international infrastructure, international RMBS securities, and pooled infrastructure securities.

Net change in fair value of credit derivatives:  With respect to CDS transactions for which there is an expected claim payment within the next twelve months, the allocation of gross spreads was revised in First Quarter 2011 to reflect a higher allocation to the cost of credit rather than the bank profit component. In the current market, it is assumed that a bank would be willing to accept a lower profit on distressed transactions in order to remove these transactions from its financial statements. The effect of this refinement in assumptions was an increase in fair value losses of $260.4 million and was concentrated in the Alt-A first lien and Option ARM sectors. When looking at March 31, 2011 compared to December 31, 2010, there was a widening of spreads relating to the Company’s Alt-A first lien and Subprime RMBS transactions, which was substantially offset by a narrowing of spreads in the Company’s pooled corporate obligation asset classes as well as for policies guaranteeing XXX life-securitization transactions included in the Company’s Other asset class. These price movements during the quarter resulted in a loss of approximately $39.5 million before taking into account AGC or AGM’s credit spreads. The wider implied net spreads were a result of price deterioration as well as the decreased cost to buy protection in AGC’s name as the market cost of AGC’s credit protection declined. These transactions were pricing above their floor levels (or the minimum rate at which the Company would consider assuming these risks based on historical experience); therefore when the cost of purchasing CDS protection on AGC declined, which management refers to as the CDS spread on AGC, the implied spreads that the Company would expect to receive on these transactions increased. The cost of AGM’s credit protection remained relatively flat during the quarter.

The First Quarter 2010 unrealized gain on credit derivatives was primarily due to the increased cost to buy protection in AGC’s name as the market cost of AGC’s credit protection increased. This led to lower implied premiums on several Subprime RMBS and TruPS transactions.

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

Effect of the Company’s Credit Spread on Credit Derivatives Fair Value

	As of March 31, 2011	As of December 31, 2010
	(dollars in millions)
	(restated)	(restated)
Quoted price of CDS contract (in basis points):
AGC	724	804
AGM	660	650
Fair value of credit derivatives:
Before considering implication of the Company’s credit spreads	$(5,578.8)	$(5,539.3)
After considering implication of the Company’s credit spreads	$(2,140.0)	$(1,869.9)

The gain or loss created by the estimated fair value adjustment will rise or fall based on estimated market pricing and may not be an indication of ultimate claims. Fair value is defined as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties. The Company enters into credit derivative contracts which require the Company to make payments upon the occurrence of certain defined credit events (such as failure to pay or bankruptcy) relating to an underlying obligation (generally a fixed income obligation). The Company’s credit derivative exposures are substantially similar to its financial guaranty insurance contracts and provide for credit protection against payment default. They are contracts that are generally held to maturity. The unrealized gains and losses on credit derivatives will reduce to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure or early termination. See “—Liquidity and Capital Resources—Liquidity Requirements and Resources”.

The Company does not typically exit its credit derivative contracts and there are typically no quoted prices for its instruments or similar instruments. Observable inputs other than quoted market prices exist; however, these inputs reflect contracts that do not contain terms and conditions similar to those in the credit derivatives issued by the Company. Therefore, the valuation of the Company’s credit derivative contracts requires the use of models that contain significant, unobservable inputs. Thus, management believes that the Company’s credit derivative contract valuations are in Level 3 in the fair value hierarchy. See Note 6 in “Item 1. Financial Statements”.

The fair value of these instruments represents the difference between the present value of remaining contractual premiums charged for the credit protection and the estimated present value of premiums that a comparable financial guarantor would hypothetically charge for the same protection at the balance sheet date. The fair value of these contracts depends on a number of factors including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of the referenced entities, the Company’s own credit risk and remaining contractual flows.

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

Market conditions at March 31, 2011 were such that market prices for the Company’s CDS contracts were not generally available. Where market prices were not available, the Company used proprietary valuation models that used both unobservable and observable market data inputs such as various market indices, credit spreads, the Company’s own credit spread, and estimated contractual payments to estimate the fair value of its credit derivatives. These models are primarily developed internally based on market conventions for similar transactions that we have observed in the past. There has been very limited new issuance activity on this market over the past two to three years.

Management considers the non-standard terms of its credit derivative contracts in determining the fair value of these contracts. These terms differ from more standardized credit derivatives sold by companies outside of the financial guaranty industry. The non-standard terms include the absence of collateral support agreements or immediate settlement provisions. In addition, the Company employs relatively high attachment points and does not exit derivatives it sells for credit protection purposes. Because of these terms and conditions, the fair value of the Company’s credit derivatives may not reflect the same prices observed in an actively traded market of CDS that do not contain terms and conditions similar to those observed in the financial guaranty market. The Company’s models and the related assumptions are continuously reevaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely and relevant market information.

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

Credit Derivatives in the Insured Portfolio

The Company’s primary driver of unrealized gains and losses in the insured portfolio are credit derivatives, which consists primarily of CDS. The CDS portfolio includes U.S. RMBS exposures, which have experienced widespread deterioration, as well as pooled corporate obligations and other unique asset securitizations that have experienced credit deterioration.

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

The impact of changes in credit spreads will vary based upon the volume, tenor, interest rates, and other market conditions at the time these fair values are determined. In addition, since each transaction has unique collateral and structure terms, the underlying change in fair value of each transaction may vary considerably. The fair value of credit derivative contracts also reflects the change in the Company’s own credit cost, based on the price to purchase credit protection on AGC and AGM. Management believes that the trading level of AGC’s and AGM’s credit spread was due to the correlation between AGC’s and AGM’s risk profile and that experienced currently by the broader financial markets and increased demand for credit protection against AGC and AGM as the result of its financial guaranty volume, as well as the overall lack of liquidity in the CDS market. Offsetting the benefit attributable to AGC’s and AGM’s credit spread were declines in fixed income security market prices primarily attributable to widening spreads in certain markets as a result of the continued deterioration in credit markets and some credit rating downgrades. The higher credit spreads in the fixed income security market were primarily due to continuing market concerns over the most recent vintages of Subprime and Alt-A RMBS, and TruPS.

The Company generally holds these credit derivative contracts to maturity. The unrealized gains and losses on derivative financial instruments will reduce to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure or early termination. The following table summarizes the estimated change in fair values on the net balance of the Company’s CDS positions assuming immediate parallel shifts in credit spreads on AGC and AGM and on the risks that they both assume:

	As of March 31, 2011
Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
	(restated)
100% widening in spreads	$(4,474.4)	$(2,334.4)
50% widening in spreads	(3,311.3)	(1,171.3)
25% widening in spreads	(2,727.7)	(587.7)
10% widening in spreads	(2,377.5)	(237.5)
Base Scenario	(2,140.0)	—
10% narrowing in spreads	(1,949.4)	190.6
25% narrowing in spreads	(1,663.7)	476.3
50% narrowing in spreads	(1,187.9)	952.1

	As of December 31, 2010
Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
	(restated)
100% widening in spreads	$(3,961.7)	$(2,091.8)
50% widening in spreads	(2,923.3)	(1,053.4)
25% widening in spreads	(2,399.2)	(529.3)
10% widening in spreads	(2,084.1)	(214.2)
Base Scenario	(1,869.9)	—
10% narrowing in spreads	(1,706.9)	163.0
25% narrowing in spreads	(1,462.5)	407.4
50% narrowing in spreads	(1,059.8)	810.1

(1)                                  Includes the effects of spreads on both the underlying asset classes and the Company’s own credit spread.

The table below presents management’s estimates of expected claim payments related to BIG credit derivatives. Expected loss to be paid represents management’s estimate of the present value of future net claim payments, not the current fair value of the contract, and includes a net benefit for breaches of R&W of approximately $174.2 million at March 31, 2011 and $70.2 million at December 31, 2010.

The Company considers R&W claim recoveries in determining the fair value of its CDS contracts. When determining the fair value of our CDS contracts as of March 31, 2011, we determined that in the hypothetical exit market, a market participant would have ascribed $0 value to this benefit because we had limited recovery experience as of March 31, 2011.

The assumptions used to calculate the present value of expected losses for credit derivatives (credit impairment) are consistent with the assumptions used for BIG transactions accounted for as financial guaranty insurance as discussed below in “—Loss and LAE (Contracts Accounted for as Insurance)”.

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

Loss and LAE (Contracts Accounted for as Insurance)

Economic loss development is the increase or decrease in the Company’s expected future claims after considering claim payments made in the period, on a discounted basis. The components of the change in expected loss to be paid from period to period are: payments made during the period and economic loss development. Economic loss development reflects the changes in loss experience due to changes in assumptions, discount rates and accretion. In First Quarter 2011, there are two main drivers of economic loss development. The most significant sector generating losses is the U.S. RMBS sector. Gross economic losses increased based on observable market trends in the mortgage market which indicate that the mortgage recovery has been slower than expected and that loss severities on first lien transactions have increased. In our reserving models we (1) increased the time period over which we expect the conditional default rate to return to a normalized historical rate on second lien transactions and (2) increased severity assumption on first lien transactions. As a result, the change in expected loss, before consideration of R&W benefits, was $528.0 million, pre-tax.

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

The two changes in assumptions described above were the primary contributing factors that resulted in a net positive change in economic loss development of $152.0 million in First Quarter 2011, which represents the credit experience of the BIG insured portfolio.

Loss and LAE is calculated on a transaction by transaction basis, and each transaction’s expected loss estimate, net of R&W estimated recoveries, is compared to the deferred premium revenue of that transaction. Generally, when the expected loss exceeds the deferred premium revenue, a loss is recognized in the income statement for the amount of such excess.

Because of the financial guaranty loss recognition model, the amounts reported in the financial statements may only reflect a portion of the current period’s economic development and may also include a portion of prior period economic development as deferred premium revenue amortizes. The difference between expected loss and loss and LAE recognized in income, is essentially loss development that is absorbed in unearned premium reserve that is not currently recognized in the income statement. For First Quarter 2011, economic loss development was a benefit of $152.0 million, while net income had a recovery of $25.5 million. Including loss expense on VIEs of $50.7 million, loss expense would be $25.2 million.

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

Surveillance personnel present analysis related to potential losses to the Company’s loss reserve committees for consideration in estimating the expected loss of the Company. Such analysis includes the consideration of various scenarios with potential probabilities assigned to them. Depending upon the nature of the risk, the Company’s view of the potential size of any loss and the information available to the Company, that analysis may be based upon individually developed cash flow models, internal credit rating assessments and sector-driven loss severity assumptions, judgmental assessment or, in the case of its assumed business, loss estimates provided by ceding insurers. The Company’s loss reserve committees review and refresh the Company’s expected loss estimates each quarter. The Company’s estimate of ultimate loss on a policy is subject to significant uncertainty over the life of the insured transaction due to the potential for significant variability in credit performance due to changing economic, fiscal and financial market variability over the long duration of most contracts. The determination of expected loss is an inherently subjective process involving numerous estimates, assumptions and judgments by management.

The following table presents the expected loss related to financial guaranty contracts, accounted for as insurance. Amounts in the table below are net of reinsurance and net of estimated benefits for recoveries from breaches of R&W.

Financial Guaranty Insurance

Present Value of Net Expected Loss and LAE to be Paid

Roll Forward by Sector(1)

	Expected Loss to be Paid as of December 31, 2010	Development and Accretion of Discount(2)	Less: Paid Losses	Expected Loss to be Paid as of March 31, 2011
	(in millions)
	(restated)	(restated)		(restated)
U.S. RMBS:
First lien:
Prime first lien	$1.4	$0.1	$—	$1.5
Alt-A first lien	184.4	6.5	19.5	171.4
Option ARM	523.7	(114.7)	86.9	322.1
Subprime	200.4	(17.8)	15.1	167.5
Total first lien	909.9	(125.9)	121.5	662.5
Second lien:
Closed end second lien	56.6	(106.4)	27.1	(76.9)
HELOCs	(805.7)	77.6	64.6	(792.7)
Total second lien	(749.1)	(28.8)	91.7	(869.6)
Total U.S. RMBS	160.8	(154.7)	213.2	(207.1)
Other structured finance	159.1	16.3	2.4	173.0
Public finance	88.9	(13.6)	9.0	66.3
Total	$408.8	$(152.0)	$224.6	$32.2

	Expected Loss to be Paid as of December 31, 2009	Development and Accretion of Discount(2)	Less: Paid Losses	Expected Loss to be Paid as of March 31, 2010
	(in millions)
	(restated)	(restated)		(restated)
U.S. RMBS:
First lien:
Prime first lien	$—	$0.4	$—	$0.4
Alt-A first lien	204.4	9.0	14.0	199.4
Option ARM	545.2	31.8	16.4	560.6
Subprime	77.5	50.0	0.9	126.6
Total first lien	827.1	91.2	31.3	887.0
Second lien:
Closed end second lien	199.3	(42.3)	20.5	136.5
HELOCs	(206.6)	63.6	149.0	(292.0)
Total second lien	(7.3)	21.3	169.5	(155.5)
Total U.S. RMBS	819.8	112.5	200.8	731.5
Other structured finance	115.7	0.9	3.7	112.9
Public finance	130.9	20.1	24.4	126.6
Total	$1,066.4	$133.5	$228.9	$971.0

(1)                                  Amounts include all expected payments whether or not the insured transaction VIE is consolidated. Amounts exclude expected losses for mortgage business of $2.1 million as of March 31, 2011 and December 31, 2010.

(2)                                  Represents economic loss development plus accretion of discount in the period.

The Company’s expected LAE for mitigating claim liabilities were $16.5 million and $17.2 million as of March 31, 2011 and December 31, 2010, respectively. The Company used weighted-average risk free rates ranging from 0.0% to 5.29% and 0% to 5.34% to discount expected losses as of March 31, 2011 and December 31, 2010, respectively.

The table below provides a reconciliation of the Company’s expected loss to be paid to expected loss to be expensed. Expected loss to be paid differs from expected loss to be expensed due to: (1) the contra-paid because the payments have been made but have not yet been expensed, (2) for transactions with a net expected recovery, the addition of claim payments that have been made (and therefore are not included in expected loss to be paid) that are expected to be recovered in the future (and therefore have also reduced expected loss to be paid), and (3) loss reserves that have already been established and therefore expensed but not yet paid.

Reconciliation of Present Value of Net Expected Loss to be Paid

and Present Value of Net Expected Loss to be Expensed

	As of March 31, 2011	As of December 31, 2010
	(in millions)
	(restated)	(restated)
Net expected loss to be paid	$32.2	$408.8
Less: net expected loss to be paid for financial guaranty VIEs	24.9	49.2
Total	7.3	359.6
Contra-paid, net	173.7	121.3
Salvage and subrogation recoverable, net(1)	928.1	903.0
Loss and LAE reserve, net(2)	(398.9)	(550.0)
Net expected loss to be expensed(3)	$710.2	$833.9

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

Expected Timing of Financial Guaranty Insurance Loss Recognition

As of March 31, 2011

Net Expected Loss to be Expensed(1)
(in millions)
(restated)
2011 (April 1 - June 30)	$48.1
2011 (July 1 - September 30)	49.2
2011 (October 1 - December 31)	40.3
2012	111.1
2013	62.0
2014	46.0
2015	37.4
2016-2020	139.1
2021-2025	68.5
2026-2030	54.9
After 2030	53.6
Total present value basis(2)(3)	710.2
Discount	517.5
Total future value	$1,227.7

(1)                                  These amounts reflect the Company’s estimate as of March 31, 2011 of expected losses to be expensed and are not included in loss and LAE reserve because loss and LAE is only recorded for the amount total loss exceeds deferred premium revenue, determined on a contract-by-contract basis.

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

	First Quarter
	2011	2010
	(in millions)
	(restated)	(restated)
Financial Guaranty:
U.S. RMBS:
First lien:
Prime first lien	$(0.1)	$0.1
Alt-A first lien	8.2	5.4
Option ARM	(29.1)	44.4
Subprime	(9.4)	24.7
Total first lien	(30.4)	74.6
Second lien:
Closed end second lien	(9.9)	4.4
HELOC	61.0	17.9
Total second lien	51.1	22.3
Total U.S. RMBS	20.7	96.9
Other structured finance	20.3	10.5
Public finance	(15.8)	27.7
Total financial guaranty	25.2	135.1
Other	—	—
Subtotal	25.2	135.1
Effect of consolidating financial guaranty VIEs	(50.7)	(24.2)
Total loss and LAE	$(25.5)	$110.9

The Company’s Approach to Projecting Losses in U.S. RMBS

The Company projects losses in U.S. RMBS on a transaction-by-transaction basis by projecting the performance of the underlying pool of mortgages over time and then applying the structural features (i.e., payment priorities and tranching) of the RMBS to the projected performance of the collateral over time. The resulting projected claim payments or reimbursements are then discounted to a present value using a risk free rate. For transactions where the Company projects it will receive recoveries from providers of R&W, the projected amount of recoveries is included in the projected cash flows from the collateral. The Company runs, and probability-weights, several sets of assumptions (referred to as”scenarios”) regarding potential mortgage collateral performance.

The further behind a mortgage borrower falls in payments, the more likely it is that he or she will default. The rate at which borrowers from a particular delinquency category (number of monthly payments behind) eventually default is referred to as the “liquidation rate.” Liquidation rates may be derived from observed roll rates, which are the rates at which loans progress from one delinquency category to the next and eventually to default and liquidation. The Company applies liquidation rates to the mortgage loan collateral in each delinquency category and makes certain timing assumptions to project near-term mortgage collateral defaults from loans that are currently delinquent.

Mortgage borrowers that are no more than one payment behind (generally considered performing borrowers) have demonstrated an ability and willingness to pay throughout the recession and mortgage crisis, and as a result are viewed as less likely to default than delinquent borrowers. Performing borrowers that eventually default will also need to progress through delinquency categories before any defaults occur. The Company projects how much of the currently performing loans will default and when by first converting the projected near term defaults of delinquent borrowers derived from liquidation rates into a vector of conditional default rates, then projecting how the conditional default rates will develop over time. Loans that are defaulted pursuant to the conditional default rate after the liquidation of currently delinquent loans represent defaults of currently performing loans. A conditional default rate is the outstanding principal amount of loans defaulting in a given month divided by the remaining outstanding amount of the whole pool of loans (or “collateral pool balance”). The collateral pool balance decreases over time as a result of scheduled principal payments, partial and whole principal repayments, and defaults.

In order to derive collateral pool losses from the collateral pool defaults it has projected, the Company applies a loss severity. The loss severity is the amount of loss the transaction experiences on a defaulted loan after the application of net proceeds from the disposal of the underlying property. The Company projects loss severities by sector based on experience to date. Further detail regarding the assumptions and variables the Company used to project collateral losses in its U.S. RMBS portfolio may be found below in the sections “U.S. Second Lien RMBS Loss Projections: HELOCs and Closed-End Second Lien” and “U.S. First Lien RMBS Loss Projections: Alt-A First Lien, Option ARM, Subprime and Prime”.

The Company is in the process of enforcing claims for breaches of R&W regarding the characteristics of the loans included in the collateral pools. The Company calculates a credit to the RMBS issuer for such recoveries where the R&W were provided by an entity the Company believes to be financially viable and where the Company already has access or believes it will attain access to the underlying mortgage loan files. In second liens this credit is based on a factor of actual repurchase rates achieved, while in first liens this credit is estimated by reducing collateral losses projected by the Company to reflect a factor of the recoveries the Company believes it will achieve, which factor is derived based on the number of breaches identified to date and incorporated scenarios based on the amounts the Company was able to negotiate under the Bank of America Agreement. The first lien approach is different than the second lien approach because the Company’s first lien transactions have multiple tranches and a more complicated method is required to correctly allocate credit to each tranche. In each case, the credit is a function of the projected lifetime collateral losses in the collateral pool, so an increase in projected collateral losses increases the representation and warranty credit calculated by the Company for the RMBS issuer. Further detail regarding how the Company calculates these credits may be found under “Breaches of Representations and Warranties” below.

The Company projects the overall future cash flow from a collateral pool by adjusting the payment stream from the principal and interest contractually due on the underlying mortgages for (a) the collateral losses it projects as described above, (b) assumed voluntary prepayments and (c) recoveries for breaches of R&W as described above. The Company then applies an individual model of the structure of the transaction to the projected future cash flow from that transaction’s collateral pool to project the Company’s future claims and claim reimbursements for that individual transaction. Finally, the projected claims and reimbursements are discounted to a present value using a risk free rate. As noted above, the Company runs several sets of assumptions regarding potential mortgage collateral performance, or scenarios, and probability weights them. See Note 5 in “Item 1. Financial Statements” for loss and loss adjustment expense reserve accounting.

First Quarter-End 2011 U.S. RMBS Loss Projections

The Company’s RMBS projection methodology assumes that the housing and mortgage markets will eventually recover. Accordingly, the Company retaining the initial plateau period used in the previous quarter reflects an assumption that the recovery in the housing and mortgage markets will be delayed by another three months.

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

The Company also used generally the same methodology to project the credit received by the RMBS issuers for recoveries in R&W in First Quarter 2011 as it used at year-end 2010. The primary difference relates to the Company’s execution of the Bank of America Agreement and the inclusion of the terms of the agreement as a potential scenario in transactions not sponsored by Bank of America. The Company also added R&W credits for two second lien transactions where the Company concluded it had the right to obtain loan files that it had not previously concluded were accessible. The Company also added R&W credits for ten first lien transactions where either it concluded it had the right to obtain loan files that it had not previously concluded were accessible or where it anticipates receiving a benefit due to the Bank of America Agreement. See “—Executive Summary—Bank of America Agreement”.

U.S. Second Lien RMBS Loss Projections: HELOCs and Closed-End Second Lien

The Company insures two types of second lien RMBS: those secured by HELOCs and those secured by closed end second lien mortgages. HELOCs are revolving lines of credit generally secured by a second lien on a one to four family home. A mortgage for a fixed amount secured by a second lien on a one to four family home is generally referred to as a closed end second lien. Both first lien RMBS and second lien RMBS sometimes include a portion of loan collateral with a different priority than the majority of the collateral. The Company has material exposure to second lien mortgage loans originated and serviced by a number of parties, but the Company’s most significant second lien exposure is to HELOCs originated and serviced by Countrywide, a subsidiary of Bank of America.

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

The Company believes the primary variables impacting its expected losses in second lien RMBS transactions are the amount and timing of future losses in the collateral pool supporting the transactions and the amount of loans repurchased for breaches of R&W. Expected losses are also a function of the structure of the transaction, the voluntary prepayment rate (typically also referred to as conditional prepayment rate of the collateral); the interest rate environment; and assumptions about the draw rate and loss severity. These variables are: interrelated, difficult to predict and subject to considerable volatility. If actual experience differs from the

Company’s assumptions, the losses incurred could be materially different from the estimate. The Company continues to update its evaluation of these exposures as new information becomes available.

The following table shows the Company’s key assumptions used in its calculation of estimated expected losses for the Company’s direct vintage 2004 - 2008 second lien U.S. RMBS as of March 31, 2011, December 31, 2010 and March 31, 2010:

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

(1)                                  Represents assumptions for most heavily weighted scenario (the “base case”).

In second lien transactions the projection of near-term defaults from currently delinquent loans is relatively straightforward because loans in second lien transactions are generally “charged off” (treated as defaulted) by the securitization’s servicer once the loan is 180 days past due. Most second lien transactions report the amount of loans in five monthly delinquency categories (i.e., 30-59 days past due, 60-89 days past due, 90-119 days past due, 120-149 days past due and 150-179 days past due). The Company estimates the amount of loans that will default over the next five months by calculating current representative liquidation rates (the percent of loans in a given delinquency status that are assumed to ultimately default) from selected representative transactions and then applying an average of the preceding 12 months’ liquidation rates to the amount of loans in the delinquency categories. The amount of loans projected to default in the first through fifth months is expressed as a conditional default rate. The first four months’ conditional default rate is calculated by applying the liquidation rates to the current period past due balances (i.e., the 150-179 day balance is liquidated in the first projected month, the 120-149 day balance is liquidated in the second projected month, the 90-119 day balance is liquidated in the third projected month and the 60-89 day balance is liquidated in the fourth projected month). For the fifth month the conditional default rate is calculated using the average 30-59 day past due balances for the prior three months. An average of the third, fourth and fifth month conditional default rates are then used as the basis for the plateau period that follows the embedded five months of losses.

As of March 31, 2011, in the base scenario, the conditional default rate (the “plateau conditional default rate”) was held constant for one month. Once the plateau period has ended, the conditional default rate is assumed to gradually trend down in uniform increments to its final long-term steady state conditional default rate. In the base scenario, the time over which the conditional default rate trends down to its final conditional default rate is thirty months (compared to eighteen months at year-end 2010). Therefore, the total stress period for second lien transactions would be thirty-six months which is comprised of: five months of delinquent data, a one month plateau period and 30 months decrease to the steady state conditional default rate. This is twelve months longer than the

24 months of total stress period used at year-end 2010.The long-term steady state conditional default rates are calculated as the constant conditional default rates that would have yielded the amount of losses originally expected at underwriting. When a second lien loan defaults, there is generally very low recovery. Based on current expectations of future performance, the Company assumes that it will only recover 2% of the collateral.

The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected (which is a function of the conditional default rate and the loan balance over time) as well as the amount of excess spread (which is the excess of the interest paid by the borrowers on the underlying loan over the amount of interest and expenses owed on the insured obligations). In the base case, the current conditional prepayment rate is assumed to continue until the end of the plateau before gradually increasing to the final conditional prepayment rate over the same period the conditional default rate decreases. For transactions where the initial conditional prepayment rate is higher than the final conditional prepayment rate, the initial conditional prepayment rate is held constant. The final conditional prepayment rate is assumed to be 10% for both HELOC and closed end second lien transactions. This level is much higher than current rates, but lower than the historical average, which reflects the Company’s continued uncertainty about performance of the borrowers in these transactions. This pattern is consistent with how the Company modeled the conditional prepayment rate at year-end 2010. To the extent that prepayments differ from projected levels it could materially change the Company’s projected excess spread.

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

At March 31, 2011, the Company’s base case assumed a one month conditional default rate plateau and a 30 months ramp down (for a total stress period of 36 months). Increasing the conditional default rate plateau to 4 months and keeping the ramp down at 30 months (for a total stress period of 39 months) would increase the expected loss by approximately $88.3 million for HELOC transactions and $9.8 million for closed end second lien transactions. On the other hand, keeping the conditional default rate plateau at one month but decreasing the length of the conditional default rate ramp down to a 24 month assumption (for a total stress period of 30 months) would decrease the expected loss by approximately $80.1 million for HELOC transactions and $3.9 million for closed end second lien transactions.

U.S. First Lien RMBS Loss Projections: Alt-A First Lien, Option ARM, Subprime and Prime

First lien RMBS are generally categorized in accordance with the characteristics of the first lien mortgage loans on one to four family homes supporting the transactions. The collateral supporting “subprime” RMBS transactions is comprised of first-lien residential mortgage loans made to subprime borrowers. A “subprime borrower” is one considered to be a higher risk credit based on credit scores or other risk characteristics. Another type of RMBS transaction is generally referred to as “Alt-A first lien.” The collateral supporting such transactions is comprised of first-lien residential mortgage loans made to “prime” quality borrowers who lack certain ancillary characteristics that would make them prime. When more than 66% of the loans originally included in the pool are mortgage loans with an option to make a minimum payment that has the potential to negatively amortize the loan (i.e., increase the amount of principal owed), the transaction is referred to as an “Option ARM.” Finally, transactions may be primarily composed of loans made to prime borrowers. Both first lien RMBS and second lien RMBS sometimes include a portion of loan collateral with a different priority than the majority of the collateral.

The performance of the Company’s first lien RMBS exposures began to deteriorate in 2007 and such transactions, particularly those originated in the period from 2005 through 2007 continue to perform below the

Company’s original underwriting expectations. The Company currently projects first lien collateral losses many times those expected at the time of underwriting. While insured securities benefitted from structural protections within the transactions designed to absorb some of the collateral losses, in many first lien RMBS transactions, projected losses exceed those structural protections.

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

The following table shows the Company’s liquidation assumptions for various delinquency categories. There were no changes to the liquidation rates as of March 31, 2011, December 31, 2010 and March 31, 2010.

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

In the base case, each transaction’s conditional default rate is projected to improve over 12 months to an intermediate conditional default rate (calculated as 15% of its conditional default rate plateau); that intermediate conditional default rate is held constant for 36 months and then trails off in steps to a final conditional default rate of

5% of the conditional default rate plateau. Under the Company’s methodology, defaults projected to occur in the first 24 months represent defaults that can be attributed to loans that are currently delinquent or in foreclosure, while the defaults projected to occur using the projected conditional default rate trend after the first 24 month period represent defaults attributable to borrowers that are currently performing.

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

The following table shows the Company’s key assumptions used in its calculation of expected losses for the Company’s direct vintage 2004 - 2008 first lien U.S. RMBS as of March 31, 2011 and December 31, 2010 and March 31, 2010:

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

The ultimate performance of the Company’s first lien RMBS transactions remains highly uncertain and may be subject to considerable volatility due to the influence of many factors, including the level and timing of loan defaults, changes in housing prices and other variables. The Company will continue to monitor the performance of its RMBS exposures and will adjust the loss projections for those transactions based on actual performance and management’s estimates of future performance.

In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien transactions by varying its assumptions of how fast recovery is expected to occur. The primary variable when modeling sensitivities was how quickly the conditional default rate returned to its modeled equilibrium, which was defined as 5% of the current conditional default rate. The Company also stressed conditional prepayment rates and the speed of recovery of loss severity rates. In a somewhat more stressful environment than that of the base case, where the conditional default rate recovery was more gradual and the final conditional prepayment rate was 15% rather than 10%, the Company’s expected losses would increase by approximately $8.3 million for Alt-A first liens, $57.3 million for Option ARMs, $25.7 million for subprime and $0.1 million for prime transactions. In an even more stressful scenario where the conditional default rate plateau was extended 3 months (to be 27 months long) before the same more gradual conditional default rate recovery and loss severities were assumed to recover over 4 rather than 2 years (and subprime loss severities were assumed to recover only to 60%), the Company’s expected losses would increase by approximately $40.6 million for Alt-A first liens, $142.3 million for Option ARMs, $170.8 million for subprime and $0.6 million for prime transactions. The Company also considered a scenario where the recovery was faster than in its base case. In this scenario, where the conditional default rate plateau was 3 months shorter (21 months, effectively assuming that liquidation rates would improve) and the conditional default rate recovery was more pronounced, the Company’s expected losses would decrease by approximately $22.5 million for Alt-A first liens, $76.7 million for Option ARMs, $30.7 million for subprime and $0.3 million for prime transactions.

Breaches of Representations and Warranties

The Company is pursuing reimbursements for breaches of R&W regarding loan characteristics. Performance of the collateral underlying certain first and second lien securitizations has substantially differed from the Company’s original expectations. The Company has employed several loan file diligence firms and law firms as well as devoted internal resources to review the mortgage files surrounding many of the defaulted loans. The Company’s success in these efforts has resulted in two negotiated agreements, to date in respect of the Company’s R&W claims, including on April 14, 2011 with Bank of America as described in “—Executive Summary—Bank of America Agreement.” Additionally, for the counterparties with which the Company had not settled its claims for breaches of R&W, the Company had performed a detailed review of approximately 13,500 second lien and 15,400 first lien defaulted loan files, representing approximately $940 million in second lien and $4.5 billion in first lien outstanding par of defaulted loans underlying insured transactions. The Company identified approximately 12,000 second lien transaction loan files and approximately 14,550 first lien transaction loan files that breached one or more R&W regarding the characteristics of the loans, such as misrepresentation of income or employment of the borrower, occupancy, undisclosed debt and non-compliance with underwriting guidelines at loan origination. The Company continues to review new files as new loans default and as new loan files are made available to it. The Company generally obtains the loan files from the originators or servicers (including master servicers). In some cases, the Company requests loan files via the trustee, which then requests the loan files from the originators and/or servicers. On second lien loans, the Company requests loan files for all charged-off loans. On first lien loans, the Company requests loan files for all severely (60+ days) delinquent loans and all liquidated loans. Recently, the Company started requesting loan files for all the loans (both performing and non-performing) in certain deals to limit the number of requests for additional loan files as the transactions season and loans charge-off, become 60+ days delinquent or are liquidated. (The Company takes no repurchase credit for R&W breaches on loans that are expected to continue to perform.) Following negotiations with the providers of the R&W, as of March 31, 2011, the Company had reached agreement for providers to repurchase $33 million of second lien and $42 million of first lien loans. The $33 million for second lien loans represents the calculated repurchase price for 123 loans and the $42 million for first lien loans represents the calculated repurchase price for 378 loans. The repurchase proceeds are paid to the RMBS transactions and distributed in accordance with the payment priorities set out in the transaction agreements, so the proceeds are not necessarily allocated to the Company on a dollar-for-dollar basis. Proceeds projected to be reimbursed to the Company on transactions where the Company has already paid claims are viewed as a recovery on paid losses. For transactions where the Company has not already paid claims, projected recoveries reduce projected loss estimates. In either case, projected recoveries have no effect on the amount of the Company’s exposure. These amounts reflect payments made pursuant to the negotiated transaction agreements and not payments made pursuant to legal settlements. See “Recovery Litigation” below for a description of the related legal proceedings the Company has commenced.

The Company has included in its net expected loss estimates as of March 31, 2011 an estimated benefit from loan repurchases related to breaches of R&W of $2.2 billion. The amount of benefit recorded as a reduction of expected losses was calculated by extrapolating each transaction’s breach rate on defaulted loans to projected defaults and, in the case of transactions subject to the Bank of America Agreement, the estimated impact of that agreement on the relevant transactions. See “—Executive Summary—Bank of America Agreement.” The Company did not incorporate any gain contingencies or damages paid from potential litigation in its estimated repurchases. The amount the Company will ultimately recover related to contractual R&W is uncertain and subject to a number of factors including the counterparty’s ability to pay, the number and loss amount of loans determined to have breached R&W and, potentially, negotiated settlements or litigation recoveries. As such, the Company’s estimate of recoveries is uncertain and actual amounts realized may differ significantly from these estimates. In arriving at the expected recovery from breaches of R&W, the Company considered the credit worthiness of the provider of the R&W, the number of breaches found on defaulted loans, the success rate in resolving these breaches with the provider of the R&W and the potential amount of time until the recovery is realized.

The calculation of expected recovery from breaches of R&W involved a variety of scenarios which ranged from the Company recovering substantially all of the losses it incurred due to violations of R&W to the Company realizing very limited recoveries. The Company did not include any recoveries related to breaches of R&W in amounts greater than the losses it expected to pay under any given cash flow scenario. These scenarios were probability weighted in order to determine the recovery incorporated into the Company’s reserve estimate. This approach was used for both loans that had already defaulted and those assumed to default in the future. In all cases, recoveries were limited to amounts paid or expected to be paid by the Company.

The following table represents the Company’s total estimated recoveries netted in expected loss to be paid, from defective mortgage loans included in certain first and second lien U.S. RMBS loan securitizations that it insures. The Company had $2.2 billion of estimated recoveries from ineligible loans as of March 31, 2011, of which $1.0 billion is reported in salvage and subrogation recoverable, $0.8 billion is netted in loss and LAE reserves and $0.4 billion is netted in the unearned premium reserve portion of its stand- ready obligation reported on the Company’s consolidated balance sheet. The Company had $1.6 billion of estimated recoveries from ineligible loans as of December 31, 2010, of which $0.9 billion is reported in salvage and subrogation recoverable, $0.5 billion is netted in loss and LAE reserves and $0.2 billion is netted in unearned premium reserve portion of its stand-ready obligation reported on the Company’s consolidated balance sheet.

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

The $680.0 million R&W development and accretion of discount during First Quarter 2011 in the above table resulted in large part from the Bank of America Agreement the Company executed on April 14, 2011 with Bank of America related to the Company’s R&W claims and described in “—Executive Summary—Bank of America Agreement.” The benefit of Bank of America Agreement is included in the R&W credit for the transactions directly impacted by the agreement. In addition, the Bank of America Agreement caused the Company to increase the probability of successful pursuit of R&W claims against other providers where the Company believed those providers were breaching at a similar rate. Also, during First Quarter 2011, the Company added four transactions not subject to the Bank of America Agreement for which it expects R&W benefits, because it concluded it had the right to obtain loan files it had not previously concluded were accessible. The addition of these new transactions resulted in approximately $107.1 million of the development. The remainder of the development primarily relates to additional projected defaults. The accretion of discount was not a primary driver of the development. The Company assumes that recoveries on HELOC and closed end second lien loans that were not subject to the Bank of America Agreement will occur in two to four years from the balance sheet date depending on the scenarios and that recoveries on Alt-A first lien, Option ARM and Subprime loans will occur as claims are paid over the life of the transactions. Recoveries on second lien transactions subject to the Bank of America Agreement will be paid in full by March 31, 2012.

Student Loan Transactions

The Company has insured or reinsured $3.0 billion net par of student loan securitization transactions, $1.5 billion issued by private issuers and classified as asset-backed and $1.5 billion issued by public authorities and classified as public finance. Of these amounts, $243.7 million and $585.7 million, respectively, are rated BIG. The Company is projecting approximately $57.4 million and $13.6 million, respectively, of losses in these portfolios. In general the losses are due to: (i) the poor credit performance of private student loan collateral; (ii) high interest rates on auction rate securities with respect to which the auctions have failed or (iii) high interest rates on variable rate demand obligations that have been put to the liquidity provider by the holder and are therefore bearing high “bank bond” interest rates. The largest of these losses was approximately $31.8 million and related to a transaction backed by a pool of private student loans ceded to AG Re by another monoline insurer. The guaranteed bonds were issued as auction rate securities that now bear a high rate of interest due to the primary insurer’s downgrade. Further the underlying loan collateral has performed below expectations. The Company has estimated its losses based upon a weighting of potential outcomes.

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

The Company’s $2.1 billion net par of XXX life insurance transactions includes, as of March 31, 2011, a total of $882.5 million rated BIG, comprising Class A-2 Floating Rate Notes issued by Ballantyne Re p.l.c and Series A-1 Floating Rate Notes issued by Orkney Re II p.l.c (“Orkney Re II”). The Ballantyne Re and Orkney Re II XXX transactions had material amounts of their assets invested in U.S. RMBS transactions. Based on its analysis of the information currently available, including estimates of future investment performance provided by the current investment manager, and projected credit impairments on the invested assets and performance of the blocks of life insurance business at March 31, 2011, the Company’s gross expected loss, prior to reinsurance or netting of unearned premium, for its two BIG XXX insurance transactions was $70.1 million. The Company’s net loss and LAE reserve was $59.6 million.

Other Notable Transactions

The preceding pages describe the sectors in the financial guaranty portfolio that encompass most of the Company’s projected losses. The Company also projects losses on a number of other transactions, the most significant of which are described in the following paragraphs.

The Company has projected estimated losses of $28.3 million on its total net par outstanding of $494.4 million on Jefferson County Alabama Sewer Authority exposure. This estimate is based primarily on the Company’s view of how much debt the Authority should be able to support under certain probability- weighted scenarios.

The Company has projected estimated losses of $8.8 million on a transaction backed by revenues generated by telephone directory “yellow pages” in various jurisdictions with a net par of $110.8 million and insured by Ambac Assurance Corporation. This estimate is based primarily on the Company’s view of how quickly “yellow pages” revenues are likely to decline in the future.

The Company has projected expected loss to be paid of $14.3 million on one transaction from 2000 backed by manufactured housing loans with a net par of $69.0 million. The Company insures a total of $368.4 million net par of securities backed by manufactured housing loans, a total of $244.4 million rated BIG.

The Company has $164.8 million of net par exposure to the city of Harrisburg, Pennsylvania, of which $92.9 million is BIG. The Company has paid $3.3 million in net claims to date, and expects a full recovery.

Recovery Litigation

As of May 10, 2011, the Company had filed lawsuits with regard to six second lien U.S. RMBS transactions insured by AGM or AGC, alleging breaches of R&W both in respect of the underlying loans in the transactions and the accuracy of the information provided to AGM and AGC, and failure to cure or repurchase defective loans identified by AGM and AGC to such persons. These transactions consist of the ACE Securities Corp. Home Equity Loan Trust, Series 2006-GP1, the ACE Securities Corp. Home Equity Loan Trust, Series 2007-SL2 and the ACE Securities Corp. Home Equity Loan Trust, Series 2007-SL3 transactions (in each of which AGC or AGM has sued Deutsche Bank AG affiliates DB Structured Products, Inc. and ACE Securities Corp. in the Supreme Court of New York), the SACO I Trust 2005-GP1 transaction (in which AGC has sued JPMorgan Chase & Co.’s affiliate EMC Mortgage Corporation in the United States District Court for the Southern District of New York) and the Flagstar Home Equity Loan Trust, Series 2005-1 and Series 2006-2 transactions (in which AGM has sued Flagstar Bank, FSB, Flagstar Capital Markets Corporation and Flagstar ABS, LLC in the United States District Court for the Southern District of New York).

AGM has also filed a lawsuit in the Superior Court of the State of California, County of Los Angeles, against UBS Securities LLC and Deutsche Bank Securities, Inc., as underwriters, as well as several named and unnamed control persons of IndyMac Bank, FSB and related IndyMac entities, with regard to two U.S. RMBS transactions that AGM had insured, alleging violations of state securities laws and breach of contract, among other claims. One of these transactions (referred to as IndyMac Home Equity Loan Trust 2007-H1) is a second lien transaction and the other (referred to as IndyMac IMSC Mortgage Loan Trust 2007-HOA-1) is a first lien transaction.

In December 2008, Assured Guaranty (UK) Ltd. (“AGUK”) sued J.P. Morgan Investment Management Inc. (“JPMIM”), the investment manager in the Orkney Re II transaction, in the Supreme Court of the State of New York alleging that JPMIM engaged in breaches of fiduciary duty, gross negligence and breaches of contract based upon its handling of the investments of Orkney Re II. In January 2010, the court ruled against AGUK on a motion to dismiss filed by JPMIM, dismissing the AGUK’s claims for breaches of fiduciary duty and gross negligence on the ground that such claims are preempted by the Martin Act, which is New York’s blue sky law, such that only the New York Attorney General has the authority to sue JPMIM. AGUK appealed and, in November 2010, the Appellate Division (First Department) issued a ruling, ordering the court’s order to be modified to reinstate AGUK’s claims for breach of fiduciary duty and gross negligence and certain of its claims for breach of contract, in each case for claims accruing on or after June 26, 2007. In December 2010, JPMIM filed a motion for permission to appeal to the Court of Appeals on the Martin Act issue; that motion was granted in February 2011. Both parties have submitted their papers in respect of the appeal and oral argument on the appeal has been set for November 2011.  Separately, at the trial court level, a preliminary conference order related to discovery was entered in February 2011 and discovery has commenced.

In June 2010, AGM sued JPMorgan Chase Bank, N.A. and JPMorgan Securities, Inc. (together, “JPMorgan”), the underwriter of debt issued by Jefferson County, in New York Supreme Court alleging that JPMorgan induced AGM to issue its insurance policies in respect of such debt through material and fraudulent misrepresentations and omissions, including concealing that it had secured its position as underwriter and swap provider through bribes to Jefferson County commissioners and others. In December 2010, the court denied JPMorgan’s motion to dismiss. AGM is continuing its risk remediation efforts for the Jefferson County exposure.

In September 2010, AGM, together with TD Bank, National Association and Manufacturers and Traders Trust Company, as trustees, filed a complaint in the Court of Common Pleas of Dauphin County, Pennsylvania against The Harrisburg Authority, The City of Harrisburg, Pennsylvania, and the Treasurer of the City in connection with certain Resource Recovery Facility bonds and notes issued by The Harrisburg Authority, alleging, among other claims, breach of contract by both The Harrisburg Authority and The City of Harrisburg, and seeking remedies including an order of mandamus compelling the City to satisfy its obligations on the defaulted bonds and notes and the appointment of a receiver for The Harrisburg Authority.  Acting on its own, the City Council of Harrisburg filed a purported bankruptcy petition for the City on October 11, 2011. As a result of the bankruptcy petition, the actions brought by AGM and the trustees against the City and The Harrisburg Authority have been stayed. A number of parties in interest, including AGM and the Commonwealth of Pennsylvania, have filed objections seeking the dismissal of the bankruptcy petition filed by City Council.  A hearing to address the objections raised to date has been scheduled by the Bankruptcy Judge for November 23, 2011.

Provision for Income Tax

For First Quarter 2011 and 2010 income tax expense was $74.9 million and $119.8 million and the Company’s effective tax rate was 34.7% and 26.4% for First Quarter 2011 and 2010, respectively. The Company’s effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, United Kingdom (“U.K.”) subsidiaries taxed at the U.K. marginal corporate tax rate of 28%, and no taxes for the Company’s Bermuda holding company and subsidiaries. For periods subsequent to April 1, 2011, the United Kingdom (“U.K.”) corporation tax rate has been reduced to 26%. Accordingly, the Company’s overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions. First Quarter 2011 has income earned primarily by taxable entities with some losses incurred in non-taxable entities, offset by tax-exempt interest, and is the primary reason for the 34.7% effective tax rate. First Quarter 2010 has income earned primarily by taxable entities, offset by tax-exempt interest, and is the primary reason for the 26.4% effective tax rate.

Financial Guaranty Variable Interest Entities

During First Quarter 2011, the Company determined that based on the assessment of its control rights over servicer or collateral manager replacement, given that servicing/managing collateral were deemed to be the VIEs’ most significant activities, 29 VIEs required consolidation. No new VIEs required consolidation during this quarter.

The following table presents the effects on the Company’s statement of operations for consolidating these VIEs and eliminating their related insurance accounting:

Effect of Consolidating VIEs

	First Quarter
	2011	2010
	(in millions)
	(restated)	(restated)
Net earned premiums	$(19.1)	$(10.9)
Net investment income	(0.3)	—
Net realized investment gains	0.3	—
Net change in financial guaranty VIEs	119.6	(8.9)
Loss and LAE	50.7	24.1
Total pre-tax effect on net income	151.2	4.3
Less: tax provision (benefit)	53.0	1.5
Total effect on net income	$98.2	$2.8

Financial guaranty VIE revenues and expenses include fair value adjustments on financial guaranty VIE assets and liabilities. The Company continues to consolidate 29 deals. A fair value pre-tax gain of approximately $87.8 million was recorded on these consolidated VIEs during First Quarter 2011. This gain was primarily driven by longer liquidation time lines during the quarter on RMBS transactions, which resulted in an increased value for the VIE assets. Fair value gains and losses on consolidated VIEs will net to $0 over the life of the transaction except for the effects of premiums received and losses paid.

Non-GAAP Financial Measures

To reflect the key financial measures management analyzes in evaluating the Company’s operations and progress towards long-term goals, the Company discusses both measures promulgated in accordance with GAAP and measures not promulgated in accordance with GAAP (“non-GAAP financial measures”). Although the financial measures identified as non-GAAP should not be considered substitutes for GAAP measures, management considers them key performance indicators and employs them as well as other factors in determining compensation. Non-GAAP financial measures, therefore, provide investors with important information about the key financial measures management utilizes in measuring its business. The primary limitation of non-GAAP financial measures is the potential lack of comparability to those of other companies, which may define non-GAAP measures differently because there is limited literature with respect to such measures. Three of the primary non-GAAP financial measures analyzed by the Company’s senior management are: operating income, adjusted book value and PVP.

Assured Guaranty’s management and board of directors utilize non-GAAP financial measures in evaluating the Company’s financial performance and as a basis for determining senior management incentive compensation. By providing these non-GAAP financial measures, investors, analysts and financial news reporters have access to the same information that management reviews internally. In addition, Assured Guaranty’s presentation of non-GAAP financial measures is consistent with how analysts calculate their estimates of Assured Guaranty’s financial results in their research reports on Assured Guaranty and with how investors, analysts and the financial news media evaluate Assured Guaranty’s financial results.

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

Reconciliation of Net Income (Loss) to Operating Income

	First Quarter
	2011	2010
	(in millions)
	(restated)	(restated)
Net income (loss)	$140.6	$333.5
Less after-tax adjustments:
Realized gains (losses) on investments	1.9	6.7
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(217.7)	230.8
Fair value gains (losses) on committed capital securities	0.3	(0.8)
Foreign exchange gains (losses) on revaluation of premiums receivable	9.2	(23.0)
Effect of consolidating financial guaranty VIEs	98.2	2.8
Operating income	$248.7	$117.0

The effect of the restatement on operating income was a $0.2 million decrease for First Quarter 2011 and $4.4 million increase for First Quarter 2010. The increase in operating income in First Quarter 2011 was primarily attributable to the increased R&W benefit taken on transactions covered under the Bank of America Agreement and updated R&W assumptions on transactions with other counterparties which was supported by the recovery realization rates in the Bank of America Agreement. In addition, other income includes a $15.7 million after-tax commutation gain. Over the past two years, the Company has actively pursued reassumption opportunities. In First Quarter 2010, other income included a $9.4 million after-tax commutation gain. Net earned premium was lower than prior year due to the decline in structured finance in force par and, slightly higher than expected due to the shortening of estimated lives on certain transactions.

Management believes that operating income is a useful measure because it clarifies the understanding of the underwriting results of the Company’s financial guaranty insurance business, and also includes financing costs and net investment income, and enables investors and analysts to evaluate the Company’s financial results as compared to the consensus analyst estimates distributed publicly by financial databases. Operating income is defined as net income (loss) attributable to Assured Guaranty Ltd., as reported under GAAP, adjusted for the following:

1)                                      Elimination of the after-tax realized gains (losses) on the Company’s investments, except for gains and losses on securities classified as trading. The timing of realized gains and losses, which depends largely on market credit cycles, can vary considerably across periods. The timing of sales is largely subject to the Company’s discretion and influenced by market opportunities, as well as the Company’s tax and capital profile. Trends in the underlying profitability of the Company’s business can be more clearly identified without the fluctuating effects of these transactions.

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

3)                                      Elimination of the after-tax fair value gains (losses) on the Company’s CCS. Such amounts are heavily affected by, and in part fluctuate with, changes in market interest rates, credit spreads and other market factors and are not expected to result in an economic gain or loss.

4)                                      Elimination of the after-tax foreign exchange gains (losses) on revaluation of net premium receivables. Long-dated receivables constitute a significant portion of the net premium receivable balance and represent the present value of future contractual or expected collections. Therefore, the current period’s foreign exchange revaluation gains (losses) are not necessarily indicative of the total foreign exchange gains (losses) that the Company will ultimately recognize.

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

Adjusted Book Value and Operating Shareholders’ Equity

Management also uses adjusted book value to measure the intrinsic value of the Company, excluding franchise value. Growth in adjusted book value is one of the key financial measures used in determining the amount of certain long term compensation to management and employees and used by rating agencies and investors.

Reconciliation of Shareholders’ Equity to Adjusted Book Value

	As of March 31, 2011		As of December 31, 2010
	Total	Per Share	Total	Per Share
	(dollars in millions, except share and per share amounts)
	(restated)	(restated)	(restated)	(restated)
Shareholders’ equity	$3,844.1	$20.89	$3,733.5	$20.32
Less after-tax adjustments:
Effect of consolidating financial guaranty VIEs	(273.2)	(1.48)	(371.4)	(2.02)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(968.6)	(5.26)	(763.0)	(4.15)
Fair value gains (losses) on committed capital securities	12.5	0.07	12.2	0.07
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	77.9	0.42	101.2	0.55
Operating shareholders’ equity	4,995.5	27.14	4,754.5	25.88
After-tax adjustments:
Less: DAC	241.9	1.31	248.4	1.35
Plus: Net present value of estimated net future credit derivative revenue	405.4	2.20	424.8	2.31
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	3,950.6	21.47	4,058.0	22.08
Adjusted book value	$9,109.6	$49.50	$8,988.9	$48.92

As of March 31, 2011, shareholders’ equity increased to $3.8 billion from $3.7 billion at December 31, 2010 due primarily to net income of $140.6 million offset in part by changes in other comprehensive income and dividends. Adjusted book value and adjusted book value per share increased slightly mainly due to favorable economic loss development related to the Bank of America Agreement. Shares outstanding increased slightly by 0.3 million due to issuance of vested restricted stock awards and units in First Quarter 2011.

Management believes that operating shareholders’ equity is a useful measure because it presents the equity of AGL with all financial guaranty contracts accounted for on a more consistent basis and excludes fair value adjustments that are not expected to result in economic loss. Many investors, analysts and financial news reporters use operating shareholders’ equity as the principal financial measure for valuing AGL’s current share price or projected share price and also as the basis of their decision to recommend to buy or sell AGL’s common shares. Many of the Company’s fixed income investors also use operating shareholders’ equity to evaluate the Company’s capital adequacy. Operating shareholders’ equity is the basis of the calculation of adjusted book value (see below). Operating shareholders’ equity is defined as shareholders’ equity attributable to Assured Guaranty Ltd., as reported under GAAP, adjusted for the following:

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

3)                                      Elimination of the after-tax fair value gains (losses) on the Company’s CCS. Such amounts are heavily affected by, and in part fluctuate with, changes in market interest rates, credit spreads and other market factors and are not expected to result in an economic gain or loss.

4)                                      Elimination of the after-tax unrealized gains (losses) on the Company’s investments that are recorded as a component of accumulated other comprehensive income (“AOCI”) (excluding foreign exchange revaluation). The AOCI component of the fair value adjustment on the investment portfolio is not deemed economic because the Company generally holds these investments to maturity and therefore will not recognize an economic loss.

Management believes that adjusted book value is a useful measure because it enables an evaluation of the net present value of the Company’s in force premiums and revenues in addition to operating shareholders’ equity. The premiums and revenues included in adjusted book value will be earned in future periods, but actual earnings may differ materially from the estimated amounts used in determining current adjusted book value due to changes in, foreign exchange rates, refinancing or refunding activity, prepayment speeds, terminations, credit defaults and other factors. Many investors, analysts and financial news reporters use adjusted book value to evaluate AGL’s share price and as the basis of their decision to recommend, buy or sell the AGL common shares. Adjusted book value is operating shareholders’ equity, as defined above, further adjusted for the following:

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

Net Present Value of Estimated Net Future Credit Derivative Revenue

Management believes that this amount is a useful measure because it enables an evaluation of the value of future estimated credit derivative revenue. There is no corresponding GAAP financial measure. This amount represents the present value of estimated future revenue from the Company’s credit derivative in-force book of business, net of reinsurance, ceding commissions and premium taxes for contracts without expected economic losses, and is discounted at 6% (which represents the Company’s tax-equivalent pre-tax investment yield on its investment portfolio). Estimated net future credit derivative revenue may change from period to period due to changes in foreign exchange rates, prepayment speeds, terminations, credit defaults or other factors that affect par outstanding or the ultimate maturity of an obligation.

PVP or Present Value of New Business Production

Management believes that PVP is a useful measure because it enables the evaluation of the value of new business production for the Company by taking into account the value of estimated future installment premiums on all new contracts underwritten in a reporting period as well as premium supplements and additional installment premium on existing contracts as to which the issuer has the right to call the insured obligation but has not exercised such right, whether in insurance or credit derivative contract form, which GAAP gross premiums written and the net credit derivative premiums received and receivable portion of net realized gains and other settlement on credit derivatives (“Credit Derivative Revenues”) do not adequately measure. PVP in respect of insurance and credit derivative contracts written in a specified period is defined as gross upfront and installment premiums received and the present value of gross estimated future installment premiums, in each case, discounted at 6% (the Company’s tax-equivalent pre-tax investment yield on its investment portfolio). For purposes of the PVP calculation, management discounts estimated future installment premiums on insurance contracts at 6%, while under GAAP, these amounts are discounted at a risk free rate. Additionally, under GAAP, management records future installment premiums on financial guaranty insurance contracts covering non-homogeneous pools of assets based on the contractual term of the transaction, whereas for PVP purposes, management records an estimate of the future installment premiums the Company expects to receive, which may be based upon a shorter period of time than the contractual term of the transaction. Actual future net earned or written premiums and Credit Derivative Revenues may differ from PVP due to factors including, but not limited to, changes in foreign exchange rates, refinancing or refunding activity, prepayment speeds, terminations, credit defaults, or other factors that affect par outstanding or the ultimate maturity of an obligation.

Insured Portfolio

The following tables present the insured portfolio by asset class net of cessions to reinsurers as of March 31, 2011 and December 31, 2010. See Note 12 in “Item 1. Financial Statements” for information related to reinsurers. It includes all financial guaranty contracts outstanding as of the dates presented, regardless of the form written (i.e. credit derivative form or traditional financial guaranty insurance form) or the applicable accounting model (i.e. insurance or derivative accounting).

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

The March 31, 2011 and December 31, 2010 amounts above include $75.4 billion and $78.4 billion, respectively, of AGM structured finance net par outstanding. AGM has not insured a mortgage-backed transaction since January 2008 and announced its complete withdrawal from the structured finance market in August 2008. The structured finance transactions that remain in AGM’s insured portfolio are of double-A average underlying credit quality, according to the Company’s internal rating system. Management expects AGM’s structured finance portfolio to run-off rapidly: 15% by year-end 2011, 52% by year end 2013, and 78% by year-end 2015.

The following tables set forth the Company’s net financial guaranty portfolio as of March 31, 2011 and December 31, 2010 by internal rating:

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

Significant Risk Management Activities

The Risk Oversight and Audit Committees of the Board of Directors of AGL oversee the Company’s risk management policies and procedures. With input from the board committees, specific risk policies and limits are set by the Portfolio Risk Management Committee, which includes members of senior management and senior Credit and Surveillance officers.

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

Work-out personnel are responsible for managing work-out and loss mitigation situations. They develop strategies designed to enhance the ability of the Company to enforce its contractual rights and remedies and to mitigate its losses, engage in negotiation discussions with transaction participants and, when necessary, manage (along with legal personnel) the Company’s litigation proceedings.

Since the onset of the financial crisis, the Company has shifted personnel to loss mitigation and work-out activities and hired new personnel to augment its efforts. Although the Company’s loss mitigation efforts may extend to any transaction it has identified as having loss potential, much of the recent activity has been focused on RMBS.

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

The quality of servicing of the mortgage loans underlying an RMBS transaction influences collateral performance and ultimately the amount (if any) of the Company’s insured losses. The Company has established a group to mitigate RMBS losses by influencing mortgage servicing, including, if possible, causing the transfer of servicing or establishing special servicing.

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

Surveillance Categories

The Company segregates its insured portfolio into investment grade and BIG surveillance categories to facilitate the appropriate allocation of resources to monitoring and loss mitigation efforts and to aid in establishing the appropriate cycle for periodic review for each exposure. BIG exposures include all exposures with internal credit ratings below BBB-. The Company’s internal credit ratings are based on the Company’s internal assessment of the likelihood of default. The Company’s internal credit ratings are expressed on a ratings scale similar to that used by the rating agencies and are generally reflective of an approach similar to that employed by the rating agencies.

The Company monitors its investment grade credits to determine whether any new credits need to be internally downgraded to BIG. The Company refreshes its internal credit ratings on individual credits in quarterly, semi-annual or annual cycles based on the Company’s view of the credit’s quality, loss potential, volatility and sector. Ratings on credits in sectors identified as under the most stress or with the most potential volatility are reviewed every quarter. The Company’s insured credit ratings on assumed credits are based in large part on the ceding company’s credit rating of the transactions, although, to the extent information is available, the Company will conduct an independent review of low rated credits or credits in volatile sectors. For example the Company models all assumed RMBS credits with ceded par above $1 million, as well as certain RMBS credits below that amount.

Credits identified as BIG are subjected to further review to determine the probability of a loss (see “Loss estimation process” below). Surveillance personnel then assign each BIG transaction to the appropriate BIG surveillance category based upon whether a lifetime loss is expected and whether a claim has been paid. The Company expects “lifetime losses” on a transaction when the Company believes there is more than a 50% chance that, on a present value basis, it will pay more claims over the life of that transaction than it will ultimately have been reimbursed. For surveillance purposes, the Company calculates present value using a constant discount rate of

5%. (A risk free rate is used for recording of reserves for financial statement purposes.) A “liquidity claim” is a claim that the Company expects to be reimbursed within one year.

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

Net Par Outstanding for Below Investment Grade Credits

	As of March 31, 2011
Description	Net Par Outstanding Financial Guaranty Insurance	Number of Financial Guaranty Credits in Category	Net Par Outstanding Credit Derivatives	Number of Credit Derivatives Credits in Category	BIG Net Par Outstanding Total	Total Number of BIG Credits
	(dollars in millions)
	(restated)	(restated)			(restated)	(restated)
BIG:
Category 1	$4,921	129	$3,379	31	$8,300	160
Category 2	5,586	96	3,765	48	9,351	144
Category 3	7,490	117	1,688	18	9,178	135
Total BIG	$17,997	342	$8,832	97	$26,829	439

	As of December 31, 2010
Description	Net Par Outstanding Financial Guaranty Insurance	Number of Financial Guaranty Credits in Category	Net Par Outstanding Credit Derivatives	Number of Credit Derivatives Credits in Category	BIG Net Par Outstanding Total	Total Number of BIG Credits
	(dollars in millions)
	(restated)	(restated)			(restated)	(restated)
BIG:
Category 1	$5,450	119	$3,241	31	$8,691	150
Category 2	5,717	98	3,457	50	9,174	148
Category 3	7,281	115	1,660	12	8,941	127
Total BIG	$18,448	332	$8,358	93	$26,806	425

Exposure to Residential Mortgage-Backed Securities

The tables below provide information on the risk ratings and certain other risk characteristics of the Company’s financial guaranty insurance and credit derivative RMBS exposures as of March 31, 2011.

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

Assumed par outstanding represents the amount of par assumed by the Company from other monolines. Under these relationships, the Company assumes a portion of the ceding company’s insured risk in exchange for a premium. The Company may be exposed to risk in this portfolio in that the Company may be required to pay losses without a corresponding premium in circumstances where the ceding company is experiencing financial distress and is unable to pay premiums.

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

Exposure by Reinsurer

	Ratings at May 3, 2011		Par Outstanding as of March 31, 2011
Reinsurer	Moody’s Financial Strength Rating	S&P Financial Strength Rating	Ceded Par Outstanding(3)	Second-to- Pay Insured Par Outstanding	Assumed Par Outstanding
	(dollars in millions)
Radian Asset Assurance Inc.	Ba1	BB-	$21,197	$57	$—
Tokio Marine & Nichido Fire Insurance Co., Ltd.	Aa2(1)	AA-(1)	18,458	—	934
RAM Reinsurance Co. Ltd.	WR(2)	WR(2)	12,936	—	24
Syncora Guarantee Inc.	Ca	WR	4,303	2,395	879
Mitsui Sumitomo Insurance Co. Ltd.	Aa3(1)	AA-(1)	2,449	—	—
ACA Financial Guaranty Corp	NR	WR	866	13	2
Swiss Reinsurance Co.	A1	A+	516	—	—
MBIA Insurance Corporation	B3	B	100	11,659	11,304
Ambac Assurance Corporation	WR	WR	93	7,557	24,116
CIFG Assurance North America Inc.	WR	WR	68	258	10,991
Financial Guaranty Insurance Co.	WR	WR	—	3,835	3,442
Other	Various	Various	1,057	2,066	115
Total			$62,043	$27,840	$51,807

(1)                                  The Company has structural collateral agreements satisfying the triple-A credit requirement of S&P and/or Moody’s.

(2)                                  Represents “Withdrawn Rating.”

(3)                                  Includes $6,752 million in ceded par outstanding related to insured credit derivatives.

Ceded Par Outstanding by Reinsurer and Credit Rating

As of March 31, 2011

	Internal Credit Rating
Reinsurer	Super Senior	AAA	AA	A	BBB	BIG	Total
	(in millions)
Radian Asset Assurance Inc.	$199	$994	$9,371	$7,571	$2,751	$311	$21,197
Tokio Marine & Nichido Fire Insurance Co., Ltd.	489	1,790	5,733	6,378	3,240	828	18,458
RAM Reinsurance Co. Ltd.	390	2,107	4,592	3,561	1,859	427	12,936
Syncora Guarantee Inc.	—	—	462	825	2,992	24	4,303
Mitsui Sumitomo Insurance Co. Ltd.	8	153	890	902	413	83	2,449
ACA Financial Guaranty Corp.	—	—	574	247	45	—	866
Swiss Reinsurance Co.	—	10	107	216	100	83	516
MBIA Insurance Corporation	—	—	100	—	—	—	100
Ambac Assurance Corporation	—	—	—	93	—	—	93
CIFG Assurance North America Inc.	—	—	—	—	—	68	68
Other	—	—	224	742	91	—	1,057
Total	$1,086	$5,054	$22,053	$20,535	$11,491	$1,824	$62,043

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

Second-to-Pay

Insured Par Outstanding by Internal Rating

As of March 31, 2011

	Public Finance					Structured Finance
	AAA	AA	A	BBB	BIG	AAA	AA	A	BBB	BIG	Total
	(in millions)
Radian Asset Assurance Inc.	$—	$—	$13	$31	$12	$1	$—	$—	$—	$—	$57
Syncora Guarantee Inc.	—	2	443	706	344	340	160	123	233	44	2,395
ACA Financial Guaranty Corp.	—	8	—	5	—	—	—	—	—	—	13
MBIA Insurance Corporation	10	3,455	4,222	1,844	30	21	1,405	59	588	25	11,659
Ambac Assurance Corporation	12	2,247	2,931	1,029	370	226	1	293	90	358	7,557
CIFG Assurance North America Inc.	—	11	69	134	44	—	—	—	—	—	258
Financial Guaranty Insurance Co.	—	171	1,239	603	372	1,242	—	125	15	68	3,835
Other	—	—	2,066	—	—	—	—	—	—	—	2,066
Total	$22	$5,894	$10,983	$4,352	$1,172	$1,830	$1,566	$600	$926	$495	$27,840

Liquidity and Capital Resources

AGL and its Holding Company Subsidiaries

AGL and its holding company subsidiaries’ liquidity is largely dependent on its operating results and its access to external financings. Liquidity requirements include the payment of operating expenses, interest on debt of Assured Guaranty US Holdings Inc. (“AGUS”) and Assured Guaranty Municipal Holdings Inc. (“AGMH”) and dividends on common shares. AGL and its holding company subsidiaries may also require liquidity to make periodic capital investments in its operating subsidiaries. In the ordinary course of business, the Company evaluates its liquidity needs and capital resources in light of holding company expenses and dividend policy, as well as rating agency considerations. Management believes that AGL will have sufficient liquidity to satisfy its needs over the next twelve months, including the ability to pay dividends on AGL common shares. The Company anticipates that for the next twelve months, amounts paid by AGL’s operating subsidiaries as dividends will be a major source of its liquidity. It is possible that in the future, AGL or its subsidiaries may need to seek additional external debt or equity financing in order to meet its obligations. External sources of financing may or may not be available to the Company, and if available, the cost of such financing may be higher than the Company’s current level.

AGL and Holding Company Subsidiaries

Significant Cash Flow Items

	First Quarter
	2011	2010
	(in millions)
Dividends and return of capital from subsidiaries	$22.0	$15.0
Dividends paid	(8.3)	(8.3)
Interest paid	(10.4)	(10.4)

Insurance Company Subsidiaries

Liquidity of the insurance company subsidiaries is primarily used to pay (1) operating expenses, (2) claims, including payment obligations in respect of credit derivatives, (4) collateral postings in connection with credit derivatives and reinsurance transactions, (4) reinsurance premiums, (5) dividends to AGUS and AGMH for debt service and dividends to AGL, and (6) where appropriate, to make capital investments in their own subsidiaries. Management believes that its subsidiaries’ liquidity needs for the next twelve months can be met from current cash, short-term investments and operating cash flow, including premium collections and coupon payments as well as scheduled maturities and paydowns from their respective investment portfolios.

Beyond the next 12 months, the ability of the operating subsidiaries to declare and pay dividends may be influenced by a variety of factors, including market conditions, insurance regulations and rating agency capital requirements and general economic conditions.

Insurance policies issued provide, in general, that payments of principal, interest and other amounts insured may not be accelerated by the holder of the obligation. Amounts paid by the Company therefore are typically in accordance with the obligation’s original payment schedule or, at the Company’s option, may be on an accelerated basis. CDS may provide for acceleration of amounts due upon the occurrence of certain credit events, subject to single risk limits specified in the insurance laws of the State of New York (the “New York Insurance Law”). These constraints prohibit or limit acceleration of certain claims according to Article 69 of the New York Insurance Law and serve to reduce the Company’s liquidity requirements.

Payments made in settlement of the Company’s obligations arising from its insured portfolio may, and often do, vary significantly from year-to-year, depending primarily on the frequency and severity of payment defaults and whether the Company chooses to accelerate its payment obligations in order to mitigate future losses.

Claims Paid

	First Quarter
	2011	2010
	(in millions)
Claims paid (recovered), net(1)	$237.6	$274.7

(1)                                  Includes $58.2 million and $17.9 million for claims paid under financial guaranty contracts on transaction where VIE is consolidated for First Quarter 2011 and 2010, respectively.

The terms of the Company’s CDS contracts generally are modified from standard CDS contract forms approved by International Swaps and Derivatives Association, Inc. (“ISDA”) in order to provide for payments on a scheduled basis and to replicate the terms of a traditional financial guaranty insurance policy. Some contracts the Company enters into as the credit protection seller, however, utilize standard ISDA settlement mechanics of cash settlement (i.e., a process to value the loss of market value of a reference obligation) or physical settlement (i.e., delivery of the reference obligation against payment of principal by the protection seller) in the event of a “credit event,” as defined in the relevant contract. Cash settlement or physical settlement generally requires the payment of a larger amount, prior to the maturity of the reference obligation, than would settlement on a “pay-as-you-go” basis, under which the Company would be required to pay scheduled interest shortfalls during the term of the reference obligation and scheduled principal shortfall only at the final maturity of the reference obligation. The Company’s CDS contracts also generally provide that if events of default or termination events specified in the CDS documentation were to occur, the non-defaulting or the non-affected party, which may be either the Company or the counterparty, depending upon the circumstances, may decide to terminate the CDS contract prior to maturity. The Company may be required to make a termination payment to its swap counterparty upon such termination. See also “—Ratings Sensitivity in Financial Guaranty Direct Business.”

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

•                  Synthetic CDOs:  In the case of pooled corporate synthetic CDOs, where the Company’s credit exposure was typically set at “Super Triple-A” levels at inception, the Company is exposed to credit losses of a synthetic pool of corporate obligors following the exhaustion of a deductible. In these transactions, losses are typically calculated using ISDA cash settlement mechanics. As a result, the Company’s exposures to the individual corporate obligors within any synthetic transaction are constrained by the New York Insurance Law single risk limits. In these transactions, the credit events giving rise to a payment obligation are generally (a) the reference entity’s bankruptcy; (b) failure by the reference entity to pay its debt obligations; and (c) in certain transactions, the restructuring of the reference entity’s debt obligations. The Company generally would not be required to make a payment until aggregate credit losses exceed the designated deductible threshold and only as each incremental default occurs. Once the deductible is exhausted, each further credit event would give rise to cash settlements.

Pooled Corporate CDS

	As of March 31, 2011		As of December 31, 2010
	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
Funded CDOs	$55,056	72%	$56,779	72%
Synthetic CDOs	21,769	28	22,221	28
Total pooled corporate CDS	$76,825	100%	$79,000	100%

Insurance Company Regulatory Restrictions

The insurance company subsidiaries’ ability to pay dividends depends, among other things, upon their financial condition, results of operations, cash requirements, and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their states of domicile. Dividends paid by a U.S. company to a Bermuda holding company presently are subject to a 30% withholding tax.

Under Maryland’s insurance law, AGC may pay dividends out of earned surplus in any twelve-month period in an aggregate amount not exceeding the lesser of (a) 10% of policyholders’ surplus or (b) net investment income at the preceding December 31 (including net investment income which has not already been paid out as dividends for the three calendar years prior to the preceding calendar year) without prior approval of the Maryland Commissioner of Insurance. As of March 31, 2011, the amount available for distribution from AGC during 2011 with notice to, but without prior approval of, the Maryland Commissioner was approximately $86.6 million.

Under the New York Insurance Law, AGM may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by AGM during the preceding 12 months, the dividends do not exceed the lesser of (a) 10% of policyholders’ surplus as of its last statement filed with the Superintendent of Insurance of the State of New York (the “New York Superintendent”) or (b) adjusted net investment income (net investment income at the preceding December 31 plus net investment income which has not already been paid out as dividends for the three calendar years prior to the preceding calendar year) during this period. Based on AGM’s statutory statements for 2010, the maximum amount available for payment of dividends by AGM without regulatory approval over the 12 months following March 31, 2011 was approximately $138.9 million. However, in connection with the acquisition of AGMH on July 1, 2009 (“AGMH Acquisition”), the Company has committed to the New York Insurance Department that AGM will not pay any dividends for a period of two years from the date of the AGMH Acquisition without the written approval of the New York Insurance Department.

The amount available at AG Re to pay dividends or make a distribution of contributed surplus in First Quarter 2011 in compliance with Bermuda law is $1,149.7 million. However, any distribution which results in a reduction of 15% or more of AG Re’s total statutory capital, as set out in its previous years’ financial statements, would require the prior approval of the Bermuda Monetary Authority.

Cash Flows

Cash Flow Summary

	First Quarter
	2011	2010
	(in millions)
	(restated)
Net cash flows provided by (used in) operating activities	$(122.1)	$(210.4)
Net cash flows provided by (used in) investing activities	380.8	320.4
Net cash flows provided by (used in) financing activities	(257.3)	(63.4)
Effect of exchange rate changes	1.8	(0.2)
Cash at beginning of period	108.4	44.1
Total cash at the end of the period	$111.6	$90.5

Operating cash flows in First Quarter 2011 and First Quarter 2010 include cash flows from financial guaranty VIEs.  Excluding financial guaranty VIEs, operating cash outflows were slightly higher in First Quarter 2011 compared to First Quarter 2010.  Claims, taxes and compensation payments declined in First Quarter 2011 compared with First Quarter 2010. Premium receipts also declined due to reduced new business.

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

Long-Term Debt Obligations

The principal and carrying values of the Company’s long-term debt issued by AGUS and AGMH were as follows:

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

AGL fully and unconditionally guarantees the following debt obligations issued by AGUS: (1) 7.0% Senior Notes and (2) 8.50% Senior Notes. AGL also fully and unconditionally guarantees the following AGMH debt obligations: (1) 6 7/8% Quarterly Income Bonds Securities (“QUIBS”), (2) 6.25% Notes and (3) 5.60% Notes. In addition, AGL guarantees, on a junior subordinated basis, AGUS’s Series A, Enhanced Junior Subordinated Debentures and the $300 million of AGMH’s outstanding Junior Subordinated Debentures.

Debt Issued by AGUS

7.0% Senior Notes.  On May 18, 2004, AGUS issued $200.0 million of 7.0% senior notes due 2034 (“7.0% Senior Notes”) for net proceeds of $197.3 million. Although the coupon on the Senior Notes is 7.0%, the effective rate is approximately 6.4%, taking into account the effect of a cash flow hedge executed by the Company in March 2004.

8.50% Senior Notes.  On June 24, 2009, AGL issued 3,450,000 equity units for net proceeds of approximately $166.8 million in a registered public offering. The net proceeds of the offering were used to pay a portion of the consideration for the AGMH Acquisition. Each equity unit consists of (i) a forward purchase contract and (ii) a 5% undivided beneficial ownership interest in $1,000 principal amount 8.50% senior notes due 2014 issued by AGUS. Under the purchase contract, holders are required to purchase, and AGL is required to issue, between 3.8685 and 4.5455 of AGL common shares for $50 no later than June 1, 2012. The actual number of shares purchased will be based on the average closing price of the common shares over a 20-trading day period ending three trading days prior to June 1, 2012. More specifically, if the average closing price per share for the relevant period (the “Applicable Market Value”) is equal to or exceeds $12.93, the settlement rate will be 3.8685 shares. If the Applicable Market Value is less than or equal to $11.00, the settlement rate will be 4.5455 shares, and if it is between $11.00 and $12.93, the settlement rate will be equal to the quotient of $50.00 and the Applicable Market Value. The notes are pledged by the holders of the equity units to a collateral agent to secure their obligations under the purchase contracts. Interest on the notes is payable, initially, quarterly at the rate of 8.50% per year. The notes are subject to a mandatory remarketing between December 1, 2011 and May 1, 2012 (or, if not remarketed during such period, during a designated three business day period in May 2012). In the remarketing, the interest rate on the notes will be reset and certain other terms of the notes may be modified, including to extend the maturity date, to change the redemption rights (as long as there will be at least two years between the reset date and any new redemption date) and to add interest deferral provisions. If the notes are not successfully remarketed, the interest rate on the notes will not be reset and holders of all notes will have the right to put their notes to the Company on the purchase contract settlement date at a put price equal to $1,000 per note ($50 per equity unit) plus accrued and unpaid interest. The notes are redeemable at AGUS’ option, in whole but not in part, upon the occurrence and continuation of certain events at any time prior to the earlier of the date of a successful remarketing and the purchase contract settlement date. The aggregate redemption amount for the notes is equal to an amount that would permit the collateral agent to purchase a portfolio of U.S. Treasury securities sufficient to pay the principal amount of the notes and all scheduled interest payment dates that occur after the special event redemption date to, and including the purchase contract settlement date; provided that the aggregate redemption amount may not be less than the principal amount of the notes. Other than in connection with certain specified tax or accounting related events, the notes may not be redeemed by AGUS prior to June 1, 2014.

Series A Enhanced Junior Subordinated Debentures.  On December 20, 2006, AGUS issued $150.0 million of the Debentures due 2066 for net proceeds of $149.7 million. The Debentures pay a fixed 6.40% rate of interest until December 15, 2016, and thereafter pay a floating rate of interest, reset quarterly, at a rate equal to 3 month London Interbank Offered Rate (“LIBOR”) plus a margin equal to 2.38%. AGUS may elect at one or more times to defer payment of interest for one or more consecutive periods for up to ten years. Any unpaid interest bears interest at the then applicable rate. AGUS may not defer interest past the maturity date.

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

Notes Payable represents debt, issued by VIEs consolidated by AGM, to the Financial Products Companies which were transferred to Dexia Holdings prior to the AGMH Acquisition. The funds borrowed were used to finance the purchase of the underlying obligations of AGM-insured obligations which had breached triggers allowing AGM to exercise its right to accelerate payment of a claim in order to mitigate loss. The assets purchased are classified as assets acquired in refinancing transactions and recorded in “other invested assets”. The term of the notes payable matches the terms of the assets. On the Acquisition Date, the fair value of this note was $164.4 million, representing a premium of $9.5 million, which is amortized over the term of the debt.

Recourse Credit Facilities

2006 Credit Facility

On November 6, 2006, AGL and certain of its subsidiaries entered into a $300.0 million five-year unsecured revolving credit facility (the “2006 Credit Facility”) with a syndicate of banks. Under the 2006 Credit Facility, each of AGC, AGUK, AG Re, AGRO and AGL are entitled to request the banks to make loans to such borrower or to request that letters of credit be issued for the account of such borrower. Of the $300.0 million available to be borrowed, no more than $100.0 million may be borrowed by AGL, AG Re or Assured Guaranty Re Overseas Ltd. (“AGRO”), individually or in the aggregate, and no more than $20.0 million may be borrowed by AGUK. The stated amount of all outstanding letters of credit and the amount of all unpaid drawings in respect of all letters of credit cannot, in the aggregate, exceed $100.0 million. The 2006 Credit Facility also provides that Assured Guaranty may request that the commitment of the banks be increased an additional $100.0 million up to a maximum aggregate amount of $400.0 million. Any such incremental commitment increase is subject to certain conditions provided in the agreement and must be for at least $25.0 million.

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

The 2006 Credit Facility’s financial covenants require that AGL:

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

The 2006 Credit Facility expired on November 7, 2011. The Company has determined it has sufficient liquidity and decided not to enter into a new revolving credit facility at this time.

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

If the lease is terminated early, the tax-exempt entity must make an early termination payment to the lessor. A portion of this early termination payment is funded from monies that were pre-funded and invested at the closing of the leveraged lease transaction (along with earnings on those invested funds). The tax-exempt entity is obligated to pay the remaining, unfunded portion of this early termination payment (known as the “strip coverage”) from its own sources. AGM issued financial guaranty insurance policies (known as “strip policies”) that guaranteed the payment of these unfunded strip coverage amounts to the lessor, in the event that a tax-exempt entity defaulted on its obligation to pay this portion of its early termination payment. AGM can then seek reimbursement of its strip policy payments from the tax-exempt entity, and can also sell the transferred depreciable asset and reimburse itself from the sale proceeds.

One event that may lead to an early termination of a lease is the downgrade of AGM, as the strip coverage provider, or the downgrade of the equity payment undertaker within the transaction. Upon such downgrade, the tax exempt entity is generally obligated to find a replacement credit enhancer within a specified period of time; failure to find a replacement could result in a lease default, and failure to cure the default within a specified period of time could lead to an early termination of the lease and a demand by the lessor for a termination payment from the tax exempt entity. However, even in the event of an early termination of the lease, there would not necessarily be an automatic draw on AGM’s policy, as this would only occur to the extent the tax exempt entity does not make the required termination payment.

AIG International Group, Inc. is one entity that has acted as equity payment undertaker in a number of transactions in which AGM acted as strip coverage provider. AIG was downgraded in the third quarter of 2008 and AGM was downgraded by Moody’s in the fourth quarter of 2008. As a result of those downgrades, as of March 31, 2011, 45 leveraged lease transactions in which AGM acts as strip coverage provider were breaching either a ratings trigger related to AIG or a ratings trigger related to AGM. For such 45 leveraged lease transactions, if early termination of the leases were to occur and the tax exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $1.1 billion as of March 31, 2011. If AGM were downgraded to A+ by S&P or A1 by Moody’s, as of March 31, 2011, another 26 leveraged lease transactions in which AGM acts as strip coverage provider would be affected. For such 26 leveraged lease transactions, if early termination of the leases were to occur and the tax exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of an additional approximately $1.0 billion as of March 31, 2011. To date, none of the leveraged lease transactions which involve AGM has experienced an early termination due to a lease default and a claim on the AGM guaranty. It is difficult to determine the probability that the Company will have to pay strip provider claims or the likely aggregate amount of such claims. At March 31, 2011, approximately $0.6 billion of cumulative strip par exposure had been terminated on a consensual basis. The consensual terminations have resulted in no claims on AGM.

On July 1, 2009, AGM and Dexia Crédit Local (“DCL”), acting through its New York Branch (“Dexia Crédit Local (NY)”), entered into a credit facility (the “Strip Coverage Facility”). Under the Strip Coverage Facility, Dexia Crédit Local (NY) agreed to make loans to AGM to finance all draws made by lessors on AGM strip policies that were outstanding as of November 13, 2008, up to the commitment amount. The commitment amount of the Strip Coverage Facility was $1 billion at closing of the AGMH Acquisition but is scheduled to amortize over time. As of March 31, 2011, the maximum commitment amount of the Strip Coverage Facility has amortized to $991.8 million. It may also be reduced in 2014 to $750 million, if AGM does not have a specified consolidated net worth at that time.

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

The Strip Coverage Facility’s financial covenants require that AGM and its subsidiaries maintain a maximum debt-to-capital ratio of 30% and maintain a minimum net worth of 75% of consolidated net worth as of July 1, 2009, plus, starting July 1, 2014, 25% of the aggregate consolidated net income (or loss) for the period beginning July 1, 2009 and ending on June 30, 2014 or, if the commitment amount has been reduced to $750 million as described above, zero. The Company is in compliance with all financial covenants as of May 10, 2011.

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

Under the Strip Coverage Facility, AGM covenants to deliver GAAP-compliant quarterly financial statements for itself and its consolidated subsidiaries within 60 days after the end of each fiscal quarter or 115 days after the end of the fiscal year.  Neither the failure to deliver financial statements on time nor the failure to deliver GAAP-compliant financials is an event of default, but would be a covenant breach that, until cured, would prevent AGM from borrowing under the Strip Coverage Facility. In addition, the failure to deliver financial statements that present fairly the financial condition of AGM and its consolidated subsidiaries is a breach of representation and warranty that would prevent AGM from borrowing under the Strip Coverage Facility. However, if such financial statements are restated so as to make them present fairly the financial condition of AGM and its consolidated subsidiaries and AGM delivers such restated financial statements to Dexia, then AGM could resume borrowing. The Company anticipates that AGM would be able to borrow again by December 2011 and does not anticipate that AGM would have any need to borrow under the Strip Coverage Facility prior to that time.

Limited-Recourse Credit Facilities

AG Re Credit Facility

On July 31, 2007, AG Re entered into a limited recourse credit facility (“AG Re Credit Facility”) with a syndicate of banks which provides up to $200.0 million for the payment of losses in respect of the covered portfolio. The AG Re Credit Facility expires in June 2014. The facility can be utilized after AG Re has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $260 million or the average annual debt service of the covered portfolio multiplied by 4.5%. The obligation to repay loans under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral.

As of March 31, 2011, no amounts were outstanding under this facility nor have there been any borrowings during the life of this facility.

AGM Credit Facility

On April 30, 2005, AGM entered into a limited recourse credit facility (“AGM Credit Facility”) with a syndicate of international banks which provides up to $297.5 million for the payment of losses in respect of the covered portfolio. The AGM Credit Facility expires April 30, 2015. The facility can be utilized after AGM has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $297.5 million or the average annual debt service of the covered portfolio multiplied by 5.0%. The obligation to repay loans under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. The ratings downgrade of AGM by Moody’s to Aa3 in November 2008 resulted in an increase to the commitment fee.

As of March 31, 2011, no amounts were outstanding under this facility nor have there been any borrowings during the life of this facility.

Committed Capital Securities

The AGC CCS Securities

On April 8, 2005, AGC entered into separate agreements (the “Put Agreements”) with four custodial trusts (each, a “Custodial Trust”) pursuant to which AGC may, at its option, cause each of the Custodial Trusts to purchase up to $50 million of perpetual preferred stock of AGC (the “AGC Preferred Stock”).

Each of the Custodial Trusts is a special purpose Delaware statutory trust formed for the purpose of (a) issuing a series of flex AGC CCS Securities representing undivided beneficial interests in the assets of the Custodial Trust; (b) investing the proceeds from the issuance of the AGC CCS Securities or any redemption in full of AGC Preferred Stock in a portfolio of high-grade commercial paper and (in limited cases) U.S. Treasury Securities (the “Eligible Assets”), and (c) entering into the Put Agreement and related agreements. The Custodial Trusts are not consolidated in Assured Guaranty’s financial statements.

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

Put Agreements.  Pursuant to the Put Agreements, AGC pays a monthly put premium to each Custodial Trust except during any periods when the relevant Custodial Trust holds the AGC Preferred Stock that has been put to it or upon termination of the Put Agreement. This put premium equals the product of:

•                  the applicable distribution rate on the AGC CCS Securities for the relevant period less the excess of (a) the Custodial Trust’s stated return on the Eligible Assets for the period (expressed as an annual rate) over (b) the expenses of the Custodial Trust for the period (expressed as an annual rate);

•                  the aggregate face amount of the AGC CCS Securities of the Custodial Trust outstanding on the date the put premium is calculated; and

•                  the number of days in the distribution period divided by 360.

Upon AGC’s exercise of its put option, the relevant Custodial Trust will liquidate its portfolio of Eligible Assets and purchase the AGC Preferred Stock. The Custodial Trust will then hold the AGC Preferred Stock until the earlier of the redemption of the AGC Preferred Stock and the liquidation or dissolution of the Custodial Trust.

The Put Agreements have no scheduled termination date or maturity. However, each Put Agreement will terminate if (subject to certain grace periods) (1) AGC fails to pay the put premium as required, (2) AGC elects to have the AGC Preferred Stock bear a fixed rate dividend (a “Fixed Rate Distribution Event”), (3) AGC fails to pay dividends on the AGC Preferred Stock, or the Custodial Trust’s fees and expenses for the related period, (4) AGC fails to pay the redemption price of the AGC Preferred Stock, (5) the face amount of a Custodial Trust’s CCS Securities is less than $20 million, (6) AGC terminates the Put Agreement, or (7) a decree of judicial dissolution of the Custodial Trust is entered. If, as a result of AGC’s failure to pay the put premium, the Custodial Trust is liquidated, AGC will be required to pay a termination payment, which will in turn be distributed to the holders of the AGC CCS Securities. The termination payment will be at a rate equal to 1.10% per annum of the amount invested in Eligible Assets calculated from the date of the failure to pay the put premium through the end of the applicable period. As of March 31, 2011 the put option had not been exercised.

AGC Preferred Stock.  The dividend rate on the AGC Preferred Stock is determined pursuant to the same auction process applicable to distributions on the AGC CCS Securities. However, if a Fixed Rate Distribution Event occurs, the distribution rate on the AGC Preferred Stock will be the fixed rate equivalent of one-month LIBOR plus 2.50%. For these purposes, a “Fixed Rate Distribution Event” will occur when AGC Preferred Stock is outstanding, if (subject to certain grace periods): (1) AGC elects to have the AGC Preferred Stock bear dividends at a fixed rate, (2) AGC does not pay dividends on the AGC Preferred Stock for the related distribution period or (3) AGC does pay the fees and expenses of the Custodial Trust for the related distribution period. During the period in which AGC Preferred Stock is held by a Custodial Trust and unless a Fixed Rate Distribution Event has occurred, dividends will be paid every 49 days. Following a Fixed Rate Distribution Event, dividends will be paid every 90 days.

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

The AGM CPS Securities

In June 2003, $200.0 million of AGM CPS Securities, money market preferred trust securities, were issued by trusts created for the primary purpose of issuing the AGM CPS Securities, investing the proceeds in high-quality commercial paper and selling put options to AGM, allowing AGM to issue the trusts non-cumulative redeemable perpetual preferred stock (the “AGM Preferred Stock”) of AGM in exchange for cash. There are four trusts each with an initial aggregate face amount of $50 million. These trusts hold auctions every 28 days at which time investors submit bid orders to purchase AGM CPS Securities. If AGM were to exercise a put option, the applicable trust would transfer the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, to AGM in exchange for Preferred Stock of AGM. AGM pays a floating put premium to the trusts, which represents the difference between the commercial paper yield and the winning auction rate (plus all fees and expenses of the trust). If any auction does not attract sufficient clearing bids, however, the auction rate is subject to a maximum rate of 200 basis points above LIBOR for the next succeeding distribution period. Beginning in August 2007, the AGM CPS Securities required the maximum rate for each of the relevant trusts. AGM continues to have the ability to exercise its put option and cause the related trusts to purchase AGM Preferred Stock. The trusts provide AGM access to new capital at its sole discretion through the exercise of the put options. The Company does not consider itself to be the primary beneficiary of the trusts because it does not retain the majority of the residual benefits or expected losses. As of March 31, 2011 the put option had not been exercised.

Investment Portfolio

Fixed Maturity Securities and Short Term Investments

The Company’s fixed maturity securities and short-term investments have a duration of 5.0 years as of March 31, 2011, compared with 5.0 years as of December 31, 2010. The Company’s fixed maturity securities are designated as available-for-sale. Fixed maturity securities are reported at their fair value, and the change in fair value is reported as part of AOCI except for the credit component of the unrealized loss for securities deemed to be OTTI. The Company reviews the investment portfolio for possible impairment losses. If management believes the decline in fair value is “other than temporary,” the Company writes down the carrying value of the investment and records a realized loss in the consolidated statements of operations for an amount equal to the credit component of the unrealized loss. For additional information, see Note 9 in “Item 1. Financial Statements.”

Fair value of fixed maturity securities is based upon market prices provided by either independent pricing services or, when such prices are not available, by reference to broker or underwriter bid indications. The Company’s fixed maturity and short term portfolio is primarily invested in publicly traded securities. For more information about the Investment Portfolio and a detailed description of the Company’s valuation of investments see Note 9 in “Item 1. Financial Statements.”

Fixed Maturity Securities and Short Term Investments
by Security Type

	As of March 31, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in millions)
	(restated)		(restated)	(restated)
Fixed maturity securities:
U.S. government and agencies	$967.3	$41.2	$(0.7)	$1,007.8
Obligations of state and political subdivisions	4,905.5	88.5	(62.4)	4,931.6
Corporate securities	946.9	21.9	(15.7)	953.1
Mortgage-backed securities(1):
RMBS	1,315.4	62.2	(84.1)	1,293.5
CMBS	395.6	14.5	(1.1)	409.0
Asset-backed securities	491.7	26.2	(1.9)	516.0
Foreign government securities	346.3	4.4	(1.9)	348.8
Total fixed maturity securities	9,368.7	258.9	(167.8)	9,459.8
Short-term investments	813.4	—	—	813.4
Total investments	$10,182.1	$258.9	$(167.8)	$10,273.2

	As of December 31, 2010
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in millions)
	(restated)	(restated)	(restated)	(restated)
Fixed maturity securities:
U.S. government and agencies	$1,000.3	$48.3	$(0.4)	$1,048.2
Obligations of state and political subdivisions	4,922.0	99.9	(62.0)	4,959.9
Corporate securities	980.1	25.2	(12.8)	992.5
Mortgage-backed securities(1):
RMBS	1,158.9	56.5	(44.3)	1,171.1
CMBS	365.7	14.8	(1.4)	379.1
Asset-backed securities	498.2	9.9	(5.2)	502.9
Foreign government securities	349.5	5.3	(6.2)	348.6
Total fixed maturity securities	9,274.7	259.9	(132.3)	9,402.3
Short-term investments	1,055.3	0.3	—	1,055.6
Total investments	$10,330.0	$260.2	$(132.3)	$10,457.9

(1)                                  As of March 31, 2011 and December 31, 2010, respectively, approximately 60% and 64% of the Company’s total mortgage-backed securities were government agency obligations.

The following tables summarize, for all fixed maturity securities in an unrealized loss position as of March 31, 2011 and December 31, 2010, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed Maturity Securities

Gross Unrealized Loss by Length of Time

	As of March 31, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
	(restated)	(restated)			(restated)	(restated)
U.S. government and agencies	$53.5	$(0.7)	$—	$—	$53.5	$(0.7)
Obligations of state and political subdivisions	1,790.6	(59.9)	17.9	(2.5)	1,808.5	(62.4)
Corporate securities	437.5	(15.7)	—	—	437.5	(15.7)
Mortgage-backed securities:
RMBS	239.9	(63.5)	26.6	(20.6)	266.5	(84.1)
CMBS	115.4	(1.1)	—	—	115.4	(1.1)
Asset-backed securities	98.8	(1.8)	2.3	(0.1)	101.1	(1.9)
Foreign government securities	232.8	(1.9)	—	—	232.8	(1.9)
Total	$2,968.5	$(144.6)	$46.8	$(23.2)	$3,015.3	$(167.8)
Number of securities		434		14		448
Number of securities with OTTI		10		2		12

	As of December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
	(restated)	(restated)	(restated)	(restated)	(restated)	(restated)
U.S. government and agencies	$20.5	$(0.4)	$—	$—	$20.5	$(0.4)
Obligations of state and political subdivisions	1,694.5	(58.9)	23.5	(3.1)	1,718.0	(62.0)
Corporate securities	403.6	(12.8)	—	—	403.6	(12.8)
Mortgage-backed securities:
RMBS	143.4	(32.1)	37.3	(12.2)	180.7	(44.3)
CMBS	92.6	(1.4)	—	—	92.6	(1.4)
Asset-backed securities	228.3	(5.1)	2.3	(0.1)	230.6	(5.2)
Foreign government securities	245.3	(6.2)	—	—	245.3	(6.2)
Total	$2,828.2	$(116.9)	$63.1	$(15.4)	$2,891.3	$(132.2)
Number of securities		405		18		423
Number of securities with OTTI		10		3		13

The increase in gross unrealized losses in First Quarter 2011 was primarily due to the increase of unrealized losses attributable to RMBS securities of $39.8 million. Of the securities in an unrealized loss position for 12 months or more as of March 31, 2011, seven securities had an unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of March 31, 2011 was $22.9 million. The unrealized loss is yield related and not specific to individual issuer credit. The Company has determined that these securities were not other-than-temporarily-impaired as of March 31, 2011.

As of March 31, 2011 based on fair value, approximately 92% of the Company’s investments were long-term fixed maturity securities, and the Company’s portfolio, excluding other invested assets, had an average duration of 5.0 years, compared with 90% and 5.0 years as of December 31, 2010. Changes in interest rates affect the value of the Company’s fixed maturity portfolio. As interest rates fall, the fair value of fixed maturity securities increases and as interest rates rise, the fair value of fixed maturity securities decreases. The Company’s portfolio of fixed maturity securities is comprised primarily of high-quality, liquid instruments. The Company continues to receive sufficient information to value its investments and has not had to modify its approach due to the current market conditions.

The amortized cost and estimated fair value of the Company’s available-for-sale fixed maturity securities as of March 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed Maturity Securities by Contractual Maturity

	As of March 31, 2011
	Amortized Cost	Estimated Fair Value
	(in millions)
	(restated)
Due within one year	$164.2	$165.6
Due after one year through five years	1,716.4	1,752.0
Due after five years through ten years	2,268.5	2,331.6
Due after ten years	3,508.6	3,508.1
Mortgage-backed securities:
RMBS	1,315.4	1,293.5
CMBS	395.6	409.0
Total	$9,368.7	$9,459.8

The following table summarizes the ratings distributions of the Company’s investment portfolio as of March 31, 2011 and December 31, 2010. Ratings reflect the lower of the Moody’s and S&P classifications, except for bonds purchased for loss mitigation or risk management strategies, which use Assured Guaranty’s internal ratings classifications.

Distribution of Fixed Maturity Securities by Rating

Rating	As of March 31, 2011	As of December 31, 2010
	(restated)
AAA	43.9%	43.2%
AA	34.4	36.1
A	15.4	15.0
BBB	1.1	1.8
BIG(1)	3.1	2.0
Not rated(1)	2.1	1.9
Total	100.0%	100.0%

(1)                                  Include securities purchased or obtained as part of loss mitigation or other risk management strategies of $1,174.6 million in par with carrying value of $441.7 million or 4.7% of fixed maturity securities as of March 31, 2011 and of $748.7 million in par with carrying value of $309.1 million or 3.3% of fixed maturity securities as of December 31, 2010.

As of March 31, 2011 and December 31, 2010, the Company’s investment portfolio contained 38 and 37 securities, respectively, that were not rated or rated BIG. As of March 31, 2011 and December 31, 2010, the weighted average credit quality of the Company’s entire investment portfolio was AA.

The Company has purchased securities that it has insured, and for which it has expected losses, in order to economically mitigate insured losses. These securities were purchased at a discount and are accounted for excluding the effects of the Company’s insurance wrap on the securities. As of March 31, 2011, securities purchased for loss mitigation purposes had a fair value of $250.6 million representing $925.9 million of par. Under the terms of certain credit derivative contracts, the Company has obtained the obligations referenced in the transactions and recorded such assets in fixed maturity securities in the consolidated balance sheets. Such amounts totaled $191.0 million, representing $248.7 million of par.

As of March 31, 2011, $1,574.3 million of the Company’s fixed maturity securities were guaranteed by third parties. The following table presents the fair value of securities with third-party guaranties by underlying credit rating:

Rating(1)	As of March 31, 2011
(in millions)
AAA	$2.2
AA	836.6
A	644.2
BBB	59.6
BIG	9.7
Not Available	22.0
Total	$1,574.3

(1)                                  Ratings are lower of Moody’s and S&P.

Distribution by Third-Party Guarantor

Guarantor	As of March 31, 2011
(in millions)
MBIA Insurance Corporation	$860.7
Ambac Assurance Corporation	647.7
Other	65.9
Total	$1,574.3

Short-term investments include securities with maturity dates equal to or less than one year from the original issue date. The Company’s short-term investments are comprised of money market funds, discounted notes and certain time deposits for foreign cash portfolios. Short-term investments are reported at fair value.

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

Under certain derivative contracts, the Company is required to post eligible securities as collateral. The need to post collateral under these transactions is generally based on mark-to-market valuation in excess of contractual thresholds. The fair market value of the Company’s pledged securities totaled $765.6 million and $765.9 million as of March 31, 2011 and December 31, 2010, respectively.

Other Invested Assets

Assets Acquired in Refinancing Transactions

The Company has rights under certain of its financial guaranty insurance policies and indentures that allow it to accelerate the insured notes and pay claims under its insurance policies upon the occurrence of predefined events of default. To mitigate financial guaranty insurance losses, the Company may elect to purchase the outstanding insured obligation or its underlying collateral. Generally, refinancing vehicles reimburse AGM in whole for its claims payments in exchange for assignments of certain of AGM’s rights against the trusts. The refinancing vehicles obtained their funds from the proceeds of AGM-insured guaranteed investment contracts (“ GICs”) issued in the ordinary course of business by the Financial Products Companies. The refinancing vehicles are consolidated with the Company.

Investment in Portfolio Funding Company LLC I

In the third quarter of 2010, as part of loss mitigation efforts under a CDS contract insured by the Company, the Company acquired a 50% interest in Portfolio Funding Company LLC I (“PFC”). PFC owns the distribution rights of a motion picture film library. The Company accounts for its interest in PFC as an equity investment. The Company’s equity earnings in PFC are included in net change in fair value of credit derivatives, as these proceeds are used to offset the Company’s payments under its CDS contract.

Liquidity Arrangements with respect to AGMH’s former Financial Products Business

AGMH’s former financial products segment had been in the business of borrowing funds through the issuance of GICs and medium term notes and reinvesting the proceeds in investments that met AGMH’s investment criteria. The financial products business also included the equity payment undertaking agreement portion of the leveraged lease business, as described further below in “—Strip Coverage Facility for the Leveraged Lease Business.”

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

On September 30, 2009, affiliates of Dexia executed amended and restated liquidity commitments to FSA Asset Management LLC (‘‘FSAM”), a former AGMH subsidiary, of $8.5 billion in the aggregate. Pursuant to the liquidity commitments, the Dexia affiliates assume the risk of loss, and support the payment obligations of FSAM and the three former AGMH subsidiaries that issued GICs (collectively, the “GIC Issuers”) in respect of the GICs and the GIC business. The term of the commitments will generally extend until the GICs have been paid in full. The liquidity commitments are comprised of an amended and restated revolving credit agreement (the “Liquidity Facility”) pursuant to which DCL and Dexia Bank Belgium SA commit to provide funds to FSAM in an amount up to $8.0 billion (approximately $7.2 billion of which was outstanding under the revolving credit facility as of March 31, 2011), and a master repurchase agreement (the “Repurchase Facility Agreement” and, together with the Liquidity Facility, the “Guaranteed Liquidity Facilities”) pursuant to which DCL will provide up to $3.5 billion of funds in exchange for the transfer by FSAM to DCL of FSAM securities that are not eligible to satisfy collateralization obligations of the GIC Issuers under the GICs. As of March 31, 2011, no amounts were outstanding under the Repurchase Facility Agreement.

On June 30, 2009, to support the payment obligations of FSAM and the GIC Issuers, each of Dexia SA and DCL entered into two separate ISDA Master Agreements, each with its associated schedule, confirmation and credit support annex (the “Guaranteed Put Contract” and the “Non-Guaranteed Put Contract” respectively, and collectively, the “Dexia Put Contracts”), pursuant to which Dexia SA and DCL jointly and severally guarantee the scheduled payments of interest and principal in relation to each FSAM asset, as well as any failure of Dexia to provide liquidity or liquid collateral under the Guaranteed Liquidity Facilities. The Dexia Put Contracts reference separate portfolios of FSAM assets to which assets owned by FSAM as of September 30, 2008 were allocated, with the less liquid assets and the assets with the lowest market-to-market values generally being allocated to the Guaranteed Put Contract. As of March 31, 2011, the aggregate outstanding principal balance of FSAM assets related to the Guaranteed Put Contract was equal to approximately $9.5 billion and the aggregate principal balance of FSAM assets related to the Non-Guaranteed Put Contract was equal to approximately $4.1 billion.

Pursuant to the Dexia Put Contracts, FSAM may put an amount of FSAM assets to Dexia SA and DCL:

•                  in exchange for funds in an amount generally equal to the lesser of (A) the outstanding principal balance of the GICs and (B) the shortfall related to (i) the failure of a Dexia party to provide liquidity or collateral as required under the Guaranteed Liquidity Facilities (a “Liquidity Default Trigger”) or (ii) the failure by either Dexia SA or DCL to transfer the required amount of eligible collateral under the credit support annex of the applicable Dexia Put Contract (a “Collateral Default Trigger”);

•                  in exchange for funds in an amount equal to the outstanding principal amount of an FSAM asset with respect to which any of the following events have occurred (an “Asset Default Trigger”):

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

provided, that Dexia SA and DCL have the right to elect to pay only the difference between the amount of the expected principal or interest payment and the amount of the actual principal or interest payment, in each case, as such amounts come due, rather than paying an amount equal to the outstanding principal amount of applicable FSAM asset; and/or

•                  in exchange for funds in an amount equal to the lesser of (a) the aggregate outstanding principal amount of all FSAM assets in the relevant portfolio and (b) the aggregate outstanding principal balance of all of the GICs, upon the occurrence of an insolvency event with respect to Dexia SA as set forth in the Dexia Put Contracts (a “Bankruptcy Trigger”).

The Financial Products Companies’ obligations are currently, and at all times in the future required to be, supported by eligible assets in an amount sufficient to allow the Financial Products Companies to meet their obligations. On September 29, 2011, the transaction documents required an analysis of the value of FSAM assets versus the GIC obligations and other associated liabilities of the Financial Products Companies. On that day, the required amount of assets exceeded the liabilities, and therefore Dexia was not required to post additional collateral to support its protection arrangements. Assured Guaranty believes the assets owned by the Financial Products Companies are sufficient for them to meet their GIC obligations and other associated liabilities. However, Dexia is required to post additional collateral if there is any shortfall in assets as compared with liabilities in the future.

On June 30, 2009, the States of Belgium and France (the “States”) issued a guaranty to FSAM pursuant to which the States guarantee, severally but not jointly, Dexia’s payment obligations under a certain guaranteed put subject to certain limitations set forth therein. The FSAM assets referenced in the guaranteed put contract were all sold in October 2011 as part of an asset divestment program that Dexia announced in May 2011.  As a result, the guaranty of the States has effectively been terminated.

Despite the execution of such documentation, the Company remains subject to the risk that Dexia may not make payments or securities available (a) on a timely basis, which is referred to as “liquidity risk,” or (b) at all, which is referred to as “credit risk,” because of the risk of default. Even if Dexia has sufficient assets to pay all amounts when due, concerns regarding Dexia’s or such states’ financial condition or willingness to comply with its obligations could cause one or more rating agencies to view negatively the ability or willingness of Dexia to perform under the various agreements and could negatively affect the Company’s ratings.

One situation in which AGM may be required to pay claims in respect of AGMH’s former financial products business if Dexia does not comply with their obligations is if AGM is downgraded. Most of the GICs insured by AGM allow for the withdrawal of GIC funds in the event of a downgrade of AGM, unless the relevant GIC issuer posts collateral or otherwise enhances its credit. Most GICs insured by AGM allow for the termination of the GIC contract and a withdrawal of GIC funds in the event of a downgrade of AGM below a specified threshold, generally below A- by S&P or A3 by Moody’s, with no right of the GIC issuer to avoid such withdrawal by posting collateral or otherwise enhancing its credit. Each GIC contract stipulates the thresholds below which the GIC provider must post eligible collateral along with the types of securities eligible for posting and the collateralization percentage applicable to each security type. These collateralization percentages range from 100% of the GIC balance for cash posted as collateral to, typically, 108% for asset-backed securities. At March 31, 2011, a downgrade of AGM to below AA- by S&P and Aa3 by Moody’s (i.e., A+ by S&P and A1 by Moody’s) would result in withdrawal of $476 million of GIC funds and the need to post collateral on GICs with a balance of $5.1 billion. In the event of such a downgrade, assuming an average margin of 105%, the market value as of March 31, 2011 that the GIC issuers would be required to post in order to avoid withdrawal of any GIC funds would be $5.3 billion.

As of March 31, 2011, the market value of the assets of the Financial Products Companies exceeded the accreted value of their insured liabilities by approximately $2.5 billion (before any tax effects and including the aggregate net market value of the derivative portfolio of $66.1 million). This compares to December 31, 2010 when the accreted value of the insured liabilities exceeded the market value of the assets by approximately $2.3 billion (before any tax effects and including the aggregate net market value of the derivative portfolio of $123 million). If Dexia does not fulfill their contractual obligations, the Financial Products Companies may not have the financial ability to pay upon the withdrawal of GIC funds or post collateral or make other payments in respect of the GICs, thereby resulting in claims upon the AGM financial guaranty insurance policies. If AGM is required to pay a claim due to a failure of the Financial Products Companies to pay amounts in respect of the GICs, AGM is subject to the risk that the GICs will not be paid from funds received from Dexia before it is required to make payment under its financial guaranty policies or that it will not receive the guaranty payment at all.

The Medium Term Notes Business

In connection with the AGMH Acquisition, DCL agreed to fund, on behalf of AGM and Assured Guaranty (Bermuda) Ltd., 100% of all policy claims made under financial guaranty insurance policies issued by AGM and Assured Guaranty (Bermuda) in relation to the medium term notes issuance program of FSA Global Funding Limited. Such agreement is set out in a Separation Agreement, dated as of July 1, 2009, between DCL, AGM, Assured Guaranty (Bermuda), FSA Global Funding and Premier International Funding Co., and in a funding guaranty and a reimbursement guaranty that DCL issued for the benefit of AGM and Assured Guaranty (Bermuda). Under the funding guaranty, DCL guarantees to pay to or on behalf of AGM or Assured Guaranty (Bermuda) amounts equal to the payments required to be made under policies issued by AGM or Assured Guaranty (Bermuda) relating to the medium term notes business. Under the reimbursement guaranty, DCL guarantees to pay reimbursement amounts to AGM or Assured Guaranty (Bermuda) for payments they make following a claim for payment under an obligation insured by a policy they have issued. Notwithstanding DCL’s obligation to fund 100% of all policy claims under those policies, AGM and Assured Guaranty (Bermuda) have a separate obligation to remit to DCL a certain percentage (ranging from 0% to 25%) of those policy claims. AGM, the Company and related parties are also protected against losses arising out of or as a result of the medium term note business through an indemnification agreement with DCL.

Strip Coverage Facility for the Leveraged Lease Business

Under the Strip Coverage Facility entered into in connection with the AGMH Acquisition, Dexia Credit Local (NY) agreed to make loans to AGM to finance all draws made by lessors on certain AGM strip policies, as described further under “Commitments and Contingencies—Recourse Credit Facilities—2009 Strip Coverage Facility” under this Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. AGM may request advances under the Strip Coverage Facility without any explicit limit on the number of loan requests, provided that the aggregate principal amount of loans outstanding as of any date may not initially exceed $1 billion (the “Commitment Amount”). The Commitment Amount:

(a)                                  may be reduced at the option of AGM without a premium or penalty; and

(b)                                 will be reduced in the amounts and on the dates described in the Strip Coverage Facility either in connection with the scheduled amortization of the Commitment Amount or to $750 million if AGM’s consolidated net worth as of June 30, 2014 is less than a specified consolidated net worth. As of March 31, 2011, the maximum commitment amount of the Strip Coverage Facility has amortized to $991.8 million.

As of March 31, 2011, no advances were outstanding under the Strip Coverage Facility.

Dexia Crédit Local (NY)’s commitment to make advances under the Strip Coverage Facility is subject to the satisfaction by AGM of customary conditions precedent, including compliance with certain financial covenants, and will terminate at the earliest of (A) the occurrence of a change of control with respect to AGM, (B) the reduction of the Commitment Amount to $0 and (C) January 31, 2042.  Additional restrictions on the ability of AGM to borrow under the Strip Coverage Facility as a result of the restatement of the Company’s financial results as described in this Form 10-Q/A is described under “Commitments and Contingencies—Recourse Credit Facilities—2009 Strip Coverage Facility” under this Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  Controls and Procedures

In the Original Form 10-Q, AGL’s management, with the participation of AGL’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of AGL’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on the evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-5 under the Exchange Act, AGL’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, AGL’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by AGL (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act.

AGL’s Chief Executive Officer and Chief Financial Officer, in consultation with the Audit Committee, have concluded that the restatement errors  related to intercompany eliminations between the Company’s consolidated financial guaranty VIEs and the insurance company subsidiaries of Assured Guaranty, described in Note 2 to the Assured Guaranty financial statements under Part I, Financial Statements, resulted from a material weakness in Assured Guaranty’s internal control over financial reporting as of March 31, 2011. As of March 31, 2011 the Company did not maintain effective controls over intercompany eliminations for consolidated financial guaranty variable interest entities. Specifically, effective controls were not in place to ensure the completeness of the intercompany eliminations and the accuracy of reconciliations which impacted the financial guaranty variable interest entities’ liabilities and the net change in financial guaranty variable interest entities. Accordingly, our management has determined that this control deficiency constitutes a material weakness.  As a result of the material weakness, AGL’s Chief Executive Officer and Chief Financial Officer  have concluded that the Company’s disclosure controls and procedures were not, as of March 31, 2011, effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by AGL (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act.

The financial statements included in this Form 10-Q/A were prepared with particular attention to the material weakness. The Company concluded that the financial statements included in this Form 10-Q/A fairly present, in all material respects, the financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. generally accepted accounting principles.

The Company continually reviews its disclosure controls and procedures and makes changes, as necessary, to ensure the quality of its financial reporting. As detailed below, the Company implemented certain additional controls that it believes will remediate the material weakness that existed at March 31, 2011.

Management’s Plan for Remediation

Management and the Board of Directors are committed to remediation of the material weakness described in Note 2 to our consolidated financial statements as well as the continued improvement of the Company’s overall system of internal control over financial reporting. Management believes the remediation measures described below will remediate the identified control deficiencies and strengthen the Company’s internal control over financial reporting. As management continues to evaluate and works to enhance the internal control over financial reporting, it may be determined that additional measures must be taken to address control deficiencies or it may be determined that the Company needs to modify or otherwise adjust the remediation measures described below.

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

Risks Related to the Restatement

As a result of the material weakness discussed above, the Company’s disclosure controls and procedures were not effective and failed to timely prevent or detect errors in its consolidated financial statements which led to the restatement herein. As of the date of this Form 10-Q/A and as described above, management has implemented remedial measures related to the identified material weakness. If the Company’s efforts to remediate the weakness identified are not successful, or if other deficiencies occur, these weaknesses or deficiencies could result in misstatements of the Company’s results of operations, additional restatements of the Company’s consolidated financial statements, a decline in its stock price and investor confidence or other material effects on its business, reputation, results of operations, financial condition or liquidity.

Item 6.  Exhibits.

See Exhibit Index for a list of exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURED GUARANTY LTD.
(Registrant)

Dated: November 14, 2011	By:	/s/ ROBERT A. BAILENSON
Robert A. Bailenson
Chief Financial Officer(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Waiver Letter dated April 21, 2011 from Dominic J. Frederico (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 22, 2011)†

10.2	Waiver Letter dated April 21, 2011 from Robert B. Mills (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 22, 2011)†

10.3	Waiver Letter dated April 21, 2011 from James M. Michener (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on April 22, 2011)†

10.4	Waiver Letter dated April 21, 2011 from Robert A. Bailenson (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on April 22, 2011)†

10.5

Terms of Performance Retention Award, Four Year Installment Vesting Granted on February 9, 2011 for participants subject to $1 million limit (Incorporated by reference to Exhibit 10.5 to the Form 10-Q for the quarterly period ended March 31, 2011)†

10.6

Form of Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used with employment agreement (Incorporated by reference to Exhibit 10.6 to the Form 10-Q for the quarterly period ended March 31, 2011)†

10.7

Form of Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used without employment agreement (Incorporated by reference to Exhibit 10.7 to the Form 10-Q for the quarterly period ended March 31, 2011)†

10.8	Director Compensation Summary (Incorporated by reference to Exhibit 10.8 to the Form 10-Q for the quarterly period ended March 31, 2011)†

31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002*

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002*

101.1

The following financial information from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2011 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the Three Months ended March 31, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income for the Three Months ended March 31, 2011 and 2010 (iv) Consolidated Statement of Shareholders’ Equity for the Three Months ended March 31, 2011; (v) Consolidated Statements of Cash Flows for the Three Months ended March 31, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements.

†                                          Management contract or compensatory plan

*                                         Included herewith.