Form 10-Q/A
period 2011-06-30
ASSURED GUARANTY LTD
filed 2011-11-14
CIK 1273813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)	Amendment No. 1 to Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Assured Guaranty Ltd.

Form 10-Q/A

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) amends our quarterly report on Form 10-Q for the quarter ended June 30, 2011, which was originally filed on August 9, 2011 (“Original Form 10-Q”). This amendment is being filed to include restated financial statements as described in Note 2 to the consolidated financial statements contained in “Item 1. Financial Statements,” financial data and related disclosures. The Company is restating its previously issued consolidated financial statements as of and for the quarters ended June 30, 2011 and 2010 to reflect the Company’s determination that it did not properly account for the elimination of intercompany activity between the Company’s insurance subsidiaries and its consolidated financial guaranty variable interest entities. Included in this restatement is the correction of other immaterial errors which affected the quarters ended June 30, 2011 and 2010. The total effect of this restatement was a decrease to equity of $36.1 million and $65.3 million as of June 30, 2011 and December 31, 2010, respectively, an increase to net income of $15.1 million and $30.3 million for the three months and six months ended June 30, 2011, respectively, and a decrease to net income of $24.4 million and $12.9 million for the three months and six months ended June 30, 2010, respectively.

As a result of the errors discussed above, management has now determined that the Company had a material weakness in its internal control over financial reporting at June 30, 2011. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. For a discussion of management’s consideration of the Company’s disclosure controls and procedures and the material weakness identified, see Part I, Item 4, Controls and Procedures of this Form 10-Q/A.

In accordance with the rules of the Securities and Exchange Commission (the “SEC”), this Form 10-Q/A sets forth the complete text of the following items of the Original Form 10-Q as modified where necessary to reflect the restatement:

•                  Part I — Item 1. Financial Statements;

•                  Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•                  Part I — Item 4. Controls and Procedures; and

•                  Part II — Item 6. Exhibits.

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

ASSURED GUARANTY LTD.

Assured Guaranty Ltd.

Consolidated Balance Sheets (Unaudited)

(dollars in thousands except per share and share amounts)

	June 30, 2011	December 31, 2010
	(restated)	(restated)
Assets
Investment portfolio:
Fixed maturity securities, available-for-sale, at fair value (amortized cost of $9,596,052 and $9,274,718)	$9,864,203	$9,402,287
Short-term investments, at fair value	1,105,615	1,055,567
Other invested assets	252,082	283,032
Total investment portfolio	11,221,900	10,740,886
Cash	165,490	108,389
Premiums receivable, net of ceding commissions payable	1,059,461	1,167,587
Ceded unearned premium reserve	773,321	821,819
Deferred acquisition costs	232,311	239,805
Reinsurance recoverable on unpaid losses	26,025	22,255
Salvage and subrogation recoverable	307,147	1,032,369
Credit derivative assets	603,867	592,898
Deferred tax asset, net	1,031,438	1,259,125
Current income tax receivable	187,969	—
Financial guaranty variable interest entities’ assets, at fair value	3,492,204	3,657,481
Other assets	198,692	199,305
Total assets	$19,299,825	$19,841,919
Liabilities and shareholders’ equity
Unearned premium reserve	$6,315,362	$6,972,894
Loss and loss adjustment expense reserve	518,145	574,369
Reinsurance balances payable, net	175,875	274,431
Long-term debt	1,046,382	1,052,936
Credit derivative liabilities	2,791,473	2,462,831
Current income tax payable	—	93,020
Financial guaranty variable interest entities’ liabilities with recourse, at fair value	2,848,897	3,030,908
Financial guaranty variable interest entities’ liabilities without recourse, at fair value	1,282,463	1,337,214
Other liabilities	407,321	309,862
Total liabilities	15,385,918	16,108,465
Commitments and contingencies (See Note 13)
Common stock ($0.01 par value, 500,000,000 shares authorized; 184,192,736 and 183,744,655 shares issued and outstanding in 2011 and 2010)	1,842	1,837
Additional paid-in capital	2,590,654	2,585,423
Retained earnings	1,113,820	1,032,445
Accumulated other comprehensive income, net of tax provision (benefit) of $66,293 and $18,341	205,591	111,749
Deferred equity compensation (181,818 shares)	2,000	2,000
Total shareholders’ equity	3,913,907	3,733,454
Total liabilities and shareholders’ equity	$19,299,825	$19,841,919

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Operations (Unaudited)

(dollars in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(restated)	(restated)	(restated)	(restated)
Revenues
Net earned premiums	$230,068	$297,050	$484,045	$611,670
Net investment income	101,153	90,871	197,214	175,173
Net realized investment gains (losses):
Other-than-temporary impairment losses	(26,818)	(17,412)	(33,765)	(18,529)
Less: portion of other-than-temporary impairment loss recognized in other comprehensive income	(15,240)	—	(17,609)	(661)
Other net realized investment gains (losses)	6,488	8,974	13,872	18,843
Net realized investment gains (losses)	(5,090)	(8,438)	(2,284)	975
Net change in fair value of credit derivatives:
Realized gains and other settlements	(10,836)	38,353	24,591	65,056
Net unrealized gains (losses)	(54,059)	35,115	(325,695)	287,213
Net change in fair value of credit derivatives	(64,895)	73,468	(301,104)	352,269
Fair value gain (loss) on committed capital securities	569	12,593	1,095	11,318
Net change in fair value of financial guaranty variable interest entities	(174,286)	(27,392)	(54,685)	(36,305)
Other income	28,775	(13,396)	70,926	(26,325)
Total Revenues	116,294	424,756	395,207	1,088,775
Expenses
Loss and loss adjustment expenses	123,913	85,770	98,333	196,622
Amortization of deferred acquisition costs	9,533	6,936	16,953	15,109
Assured Guaranty Municipal Holdings Inc. acquisition-related expenses	—	2,751	—	6,772
Interest expense	24,696	24,831	49,456	49,965
Other operating expenses	48,508	47,507	105,343	110,040
Total expenses	206,650	167,795	270,085	378,508
Income (loss) before income taxes	(90,356)	256,961	125,122	710,267
Provision (benefit) for income taxes
Current	9,864	44,822	(187,735)	5,869
Deferred	(57,684)	33,004	214,781	191,803
Total provision (benefit) for income taxes	(47,820)	77,826	27,046	197,672
Net income (loss)	$(42,536)	$179,135	$98,076	$512,595
Earnings per share:
Basic	$(0.23)	$0.97	$0.53	$2.78
Diluted	$(0.23)	$0.95	$0.52	$2.70
Dividends per share	$0.045	$0.045	$0.090	$0.090

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(restated)	(restated)	(restated)	(restated)
Net income (loss)	$(42,536)	$179,135	$98,076	$512,595
Unrealized holding gains (losses) arising during the period, net of tax provision (benefit) of $56,071, $3,785, $45,634 and $(1,597)	114,809	48,183	89,264	57,397
Less: reclassification adjustment for gains (losses) included in net income (loss), net of tax provision (benefit) of $(1,743), $(4,206), $(1,571) and $(1,438)	(4,227)	(4,232)	(3,198)	2,413
Change in net unrealized gains on investments	119,036	52,415	92,462	54,984
Change in cumulative translation adjustment, net of tax provision (benefit) of $191, $(746), $860 and $(2,854)	346	(1,375)	1,589	(5,259)
Change in cash flow hedge, net of tax provision (benefit) of $(57), $(57), $(113) and $(113)	(104)	(104)	(209)	(209)
Other comprehensive income (loss)	119,278	50,936	93,842	49,516
Comprehensive income (loss)	$76,742	$230,071	$191,918	$562,111

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2011

(dollars in thousands, except share data)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Deferred Equity	Total Shareholders’
	Shares	Amount	Capital	Earnings	Income	Compensation	Equity
				(restated)	(restated)		(restated)
Balance, December 31, 2010	183,744,655	$1,837	$2,585,423	$1,032,445	$111,749	$2,000	$3,733,454
Net income	—	—	—	98,076	—	—	98,076
Dividends ($0.09 per share)	—	—	—	(16,577)	—	—	(16,577)
Dividends on restricted stock units	—	—	124	(124)	—	—	—
Share-based compensation and other	448,081	5	5,107	—	—	—	5,112
Change in cumulative translation adjustment	—	—	—	—	1,589	—	1,589
Change in cash flow hedge	—	—	—	—	(209)	—	(209)
Change in unrealized gains (losses) on:
Investments with no other-than-temporary impairment	—	—	—	—	80,808	—	80,808
Investments with other-than-temporary impairment	—	—	—	—	8,456	—	8,456
Less: reclassification adjustment for gains (losses) included in net income (loss)	—	—	—	—	(3,198)	—	(3,198)
Balance, June 30, 2011	184,192,736	$1,842	$2,590,654	$1,113,820	$205,591	$2,000	$3,913,907

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2011	2010
	(restated)	(restated)
Net cash flows provided by (used in) operating activities	$631,946	$(217,674)
Investing activities
Fixed maturity securities:
Purchases	(1,349,745)	(1,166,379)
Sales	685,980	780,818
Maturities	325,750	488,552
Net sales (purchases) of short-term investments	(49,901)	248,780
Net proceeds from paydowns on financial guaranty variable interest entities’ assets	423,977	217,329
Other	8,696	8,317
Net cash flows provided by (used in) investing activities	44,757	577,417
Financing activities
Dividends paid	(16,577)	(16,613)
Repurchases of common stock	—	(10,457)
Share activity under option and incentive plans	(2,652)	(2,233)
Net paydowns of financial guaranty variable interest entities’ liabilities	(593,294)	(259,367)
Repayment of long-term debt	(10,294)	(10,850)
Net cash flows provided by (used in) financing activities	(622,817)	(299,520)
Effect of foreign exchange rate changes	3,215	(3,090)
Increase (decrease) in cash	57,101	57,133
Cash at beginning of period	108,389	44,133
Cash at end of period	$165,490	$101,266
Supplemental cash flow information
Cash paid (received) during the period for:
Income taxes	$89,202	$136,645
Interest	$45,711	$46,261

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

The Company’s business has evolved as a result of the recent crisis in the financial markets. For example, the Company is focused primarily on insuring public finance obligations in the primary and secondary markets. It is selectively underwriting certain structured finance transactions, but has not underwritten a new U.S. residential mortgage-backed security (“RMBS”) since 2008 and will not do so until underwriting standards improve significantly. See Note 4 for the Company’s outstanding U.S. RMBS exposures. In addition, the Company ceased selling credit protection through CDS in the beginning of 2009 following the issuance of regulatory guidelines that limited the terms under which such protection could be sold. The potential capital or margin requirements that may apply under the Dodd-Frank Wall Street Reform and Consumer protection Act (the “Dodd-Frank Act”) also contributed to the decision of the Company not to sell new credit protection through CDS in the foreseeable future. Furthermore, the Company had historically entered into ceded reinsurance contracts in order to obtain greater business diversification and reduce the net potential loss from large risks. However, given the lack of viable third party financial guaranty insurers and reinsurers, the Company has not entered into any new assumed or ceded reinsurance treaties since 2008, and has been reassuming previously ceded business from reinsurers whose ratings have declined to below-investment-grade (“BIG”) levels.

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

On January 24, 2011, Standard &Poor’s Rating Services (“S&P”) released a publication entitled “Request for Comment: Bond Insurance Criteria,” in which it requested comments on proposed changes to its bond insurance ratings criteria. In the Request for Comment, S&P noted that it could lower its financial strength ratings on existing investment- grade bond insurers (which include the Company’s insurance subsidiaries) by one or more rating categories if the proposed bond insurance ratings criteria are adopted, unless those bond insurers raise additional capital or reduce risk. The proposed ratings criteria contemplate the imposition of a leverage test that is based solely on the amount of par insured and does not take into account the bond insurer’s unearned premium reserve as a claims-paying resource; changes to S&P’s capital adequacy model, including significant increases in capital charges for both U.S. public finance obligations and structured finance obligations; and reductions in the single-risk limits for U.S. public finance obligations. This action by S&P has exacerbated uncertainty in the market over the Company’s financial strength ratings and has a negative impact on the demand for the Company’s insurance product. The Company has submitted comment letters to S&P discussing the modifications that it believes would be necessary to establish a supportable framework for determining the ratings of financial guaranty companies, and on April 21, 2011, S&P announced that it is in the process of analyzing the feedback received from market participants and revisiting its assumptions and analysis in light of the feedback. S&P also stated that it expects to publish the final criteria in the third quarter of 2011 and to publish updated ratings that reflect the application of the new criteria by September 30, 2011. If S&P were not to accept any of our comments and adopts the ratings criteria as proposed, the new criteria could have an adverse impact on the financial strength ratings of the Company’s insurance subsidiaries if the Company were unable to reduce risk or raise capital on acceptable terms. Since S&P announced its proposed criteria, the Company has been pursuing strategies to improve its rating agency capital position. Such strategies include pursuing negotiated agreements with providers of representations and warranties in the insured U.S. RMBS portfolio, and agreeing to terminate credit default swap transactions and financial guaranties that carry high rating agency capital charges. See Notes 5, 7 and 12 for the potential impact of a rating downgrade on the insured portfolio.  See Note 17 for subsequent events.

Unless otherwise noted, ratings on Assured Guaranty’s insured portfolio reflect internal ratings. The Company’s ratings scale is similar to that used by the NRSROs; however, the ratings in these financial statements may not be the same as those assigned by any such rating agency. The super senior category, which is not generally used by rating agencies, is used by the Company in instances where Assured Guaranty’s AAA-rated exposure on its internal rating scale has additional credit enhancement due to either (1) the existence of another security rated AAA that is subordinated to Assured Guaranty’s exposure or (2) Assured Guaranty’s exposure benefiting from a different form of credit enhancement that would pay any claims first in the event that any of the exposures incurs a loss, and such credit enhancement, in management’s opinion, causes Assured Guaranty’s attachment point to be materially above the AAA attachment point.

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and, in the opinion of management, reflect all adjustments that are of a normal recurring nature, necessary for a fair statement of the financial condition, results of operations and cash flows of the Company and its consolidated financial guaranty variable interest entities (“FG VIEs”) for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited interim consolidated financial statements cover the three-month period ended June 30, 2011 (“Second Quarter 2011”), the three-month period ended June 30, 2010 (“Second Quarter 2010”), the six-month period ended June 30, 2011 (“Six Months 2011”) and the six-month period ended June 30, 2010 (“Six Months 2010).

These unaudited interim consolidated financial statements include the accounts of AGL and its direct and indirect subsidiaries (collectively, the “Subsidiaries”) and its consolidated FG VIEs. Intercompany accounts and transactions between and among AGL and its Subsidiaries have been eliminated, as well as transactions between the insurance company

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

subsidiaries and the consolidated FG VIEs. Certain prior year balances have been reclassified to conform to the current year’s presentation.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010, filed with the U.S. Securities and Exchange Commission (the “SEC”).

AGL’s principal insurance company subsidiaries are Assured Guaranty Corp. (“AGC”), domiciled in Maryland, Assured Guaranty Municipal Corp. (“AGM”), domiciled in New York, and Assured Guaranty Re Ltd. (“AG Re”), domiciled in Bermuda. In addition, the Company also has another U.S. and another Bermuda insurance company subsidiary that participates in a pooling agreement with AGM, two insurance subsidiaries organized in the United Kingdom, and a mortgage insurance company. The Company’s organizational structure includes various holdings companies, two of which—Assured Guaranty US Holdings Inc. (“AGUS”) and Assured Guaranty Municipal Holdings Inc. (“AGMH”)—have public debt outstanding. See Note 14.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. Upon adoption, the Company will expand the Consolidated Statements of Comprehensive Income to include the other comprehensive income items now presented in the Consolidated Statement of Shareholders’ Equity. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which corresponds to the Company’s first quarter of fiscal 2012. Early adoption of the new guidance is permitted and full retrospective application is required when the new guidance is adopted. The Company has not yet adopted this guidance.

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

2. Restatement of Previously Issued Financial Statements

AGL, through its insurance subsidiaries, has provided financial guaranties with respect to debt obligations issued by special purpose entities, including FG VIEs.  Assured Guaranty does not sponsor such FG VIEs nor does it act as the servicer or collateral manager for any FG VIE debt obligations that it insures.  However, when Assured Guaranty provides such financial guaranties, it can obtain certain control rights through the transaction structure which make Assured Guaranty the primary beneficiary of the FG VIE.  Assured Guaranty is required under GAAP to consolidate the FG VIE in its financial statements when it is the primary beneficiary.  See Note 8.  When such consolidation occurs, Assured Guaranty must eliminate the intercompany transactions between the relevant Assured Guaranty insurance subsidiary and the consolidated FG VIE.  Assured Guaranty discovered errors in the elimination of such intercompany transactions, which resulted in the restatement of the consolidated financial statements for the three and six months ended June 30, 2011 and the year ended December 31, 2010.

In addition, the Company was required to correct certain unrelated, immaterial errors as part of the restatement which affected expected losses, the fair value of credit derivatives, and the classification of FG VIE assets and liabilities, which affected the years ended December 31, 2010 and 2009. While these immaterial errors were corrected at the time they were identified, these restated financial statements reflect the correction of such errors in period in which they arose.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

The effect of the restatement on the balance sheet is shown in the tables below.

	As of June 30, 2011
	As Previously Filed	(1) FG VIE Eliminations	(2) Other Adjustments	Restated
	(in millions)
Assets
Total investment portfolio	$11,186.7	$35.2	$—	$11,221.9
Cash	159.2	6.3	—	165.5
Premiums receivable, net of ceding commissions payable	1,059.5	—	—	1,059.5
Ceded unearned premium reserve	773.3	—	—	773.3
Deferred acquisition costs	232.3	—	—	232.3
Reinsurance recoverable on unpaid losses	26.0	—	—	26.0
Salvage and subrogation recoverable	307.1	—	—	307.1
Credit derivative assets	603.9	—	—	603.9
Deferred tax asset, net	1,012.0	18.3	1.1	1,031.4
Current income tax receivable	188.0	—	—	188.0
Financial guaranty variable interest entities’ assets, at fair value	3,492.2	—	—	3,492.2
Other assets	198.7	—	—	198.7
Total assets	$19,238.9	$59.8	$1.1	$19,299.8
Liabilities and shareholders’ equity
Unearned premium reserve	$6,315.4	$—	$—	$6,315.4
Loss and loss adjustment expense reserve	518.1	—	—	518.1
Reinsurance balances payable, net	175.9	—	—	175.9
Long-term debt	1,046.4	—	—	1,046.4
Credit derivative liabilities	2,788.2	—	3.2	2,791.4
Financial guaranty variable interest entities’ liabilities with recourse, at fair value	2,755.1	93.8	—	2,848.9
Financial guaranty variable interest entities’ liabilities without recourse, at fair value	1,282.5	—	—	1,282.5
Other liabilities	407.3	—	—	407.3
Total liabilities	15,288.9	93.8	3.2	15,385.9
Commitments and contingencies
Common stock	1.8	—	—	1.8
Additional paid-in capital	2,590.7	—	—	2,590.7
Retained earnings	1,149.9	(34.0)	(2.1)	1,113.8
Accumulated other comprehensive income, net of tax provision (benefit)	205.6	—	—	205.6
Deferred equity compensation	2.0	—	—	2.0
Total shareholders’ equity	3,950.0	(34.0)	(2.1)	3,913.9
Total liabilities and shareholders’ equity	$19,238.9	$59.8	$1.1	$19,299.8

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

	As of December 31, 2010
	As Previously Filed	(1) FG VIE Eliminations	(2) Other Adjustments	Restated
	(in millions)
Assets
Total investment portfolio	$10,729.9	$11.0	$—	$10,740.9
Cash	107.2	1.2	—	108.4
Premiums receivable, net of ceding commissions payable	1,167.6	—	—	1,167.6
Ceded unearned premium reserve	821.8	—	—	821.8
Deferred acquisition costs	239.8	—	—	239.8
Reinsurance recoverable on unpaid losses	22.3	—	—	22.3
Salvage and subrogation recoverable	1,032.4	—	—	1,032.4
Credit derivative assets	592.9	—	—	592.9
Deferred tax asset, net	1,224.0	32.1	3.0	1,259.1
Financial guaranty variable interest entities’ assets, at fair value	4,334.4	—	(676.9)	3,657.5
Other assets	199.2	—	—	199.2
Total assets	$20,471.5	$44.3	$(673.9)	$19,841.9
Liabilities and shareholders’ equity
Unearned premium reserve	$6,972.9	$—	$—	$6,972.9
Loss and loss adjustment expense reserve	563.0	—	11.4	574.4
Reinsurance balances payable, net	274.4	—	—	274.4
Long-term debt	1,052.9	—	—	1,052.9
Credit derivative liabilities	2,465.5	—	(2.7)	2,462.8
Current income tax payable	93.0	—	—	93.0
Financial guaranty variable interest entities’ liabilities with recourse, at fair value	2,927.0	103.9	—	3,030.9
Financial guaranty variable interest entities’ liabilities without recourse, at fair value	2,014.1	—	(676.9)	1,337.2
Other liabilities	309.9	—	—	309.9
Total liabilities	16,672.7	103.9	(668.2)	16,108.4
Commitments and contingencies
Common stock	1.8	—	—	1.8
Additional paid-in capital	2,585.4	—	—	2,585.4
Retained earnings	1,098.9	(60.7)	(5.7)	1,032.5
Accumulated other comprehensive income, net of tax provision (benefit)	110.7	1.1	—	111.8
Deferred equity compensation	2.0	—	—	2.0
Total shareholders’ equity	3,798.8	(59.6)	(5.7)	3,733.5
Total liabilities and shareholders’ equity	$20,471.5	$44.3	$(673.9)	$19,841.9

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

The effect of the restatement on the consolidated statements of operations is shown in the tables below.

	Three Months Ended June 30, 2011
	As Previously Filed	(1) FG VIE Eliminations	(2) Other Adjustments	Restated
	(in millions except per share amounts)
Revenues
Net earned premiums	$230.0	$—	$—	$230.0
Net investment income	100.8	0.3	—	101.1
Net realized investment gains (losses)	(5.1)	—	—	(5.1)
Net change in fair value of credit derivatives	(59.4)	—	(5.4)	(64.8)
Fair value gain (loss) on committed capital securities	0.6	—	—	0.6
Net change in financial guaranty variable interest entities	(193.7)	19.4	—	(174.3)
Other income	28.8	—	—	28.8
Total revenues	102.0	19.7	(5.4)	116.3
Expenses
Loss and loss adjustment expenses	132.9	2.7	(11.7)	123.9
Interest and other operating expenses	82.7	—	—	82.7
Total expenses	215.6	2.7	(11.7)	206.6
Income (loss) before income taxes	(113.6)	17.0	6.3	(90.3)
Provision (benefit) for income taxes
Current	9.9	—	—	9.9
Deferred	(65.8)	6.0	2.2	(57.6)
Total provision (benefit) for income taxes	(55.9)	6.0	2.2	(47.7)
Net income (loss)	$(57.7)	$11.0	$4.1	$(42.6)
Earnings per share:
Basic	$(0.31)			$(0.23)
Diluted	$(0.31)			$(0.23)

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

	Three Months Ended June 30, 2010
	As Previously Filed	(1) FG VIE Eliminations	(2) Other Adjustments	Restated
	(in millions except per share amounts)
Revenues
Net earned premiums	$292.1	$4.9	$—	$297.0
Net investment income	90.9	—	—	90.9
Net realized investment gains (losses)	(8.4)	—	—	(8.4)
Net change in fair value of credit derivatives	73.5	—	—	73.5
Fair value gain (loss) on committed capital securities	12.6	—	—	12.6
Net change in financial guaranty variable interest entities	0.5	(27.9)	—	(27.4)
Other income	(13.5)	—	—	(13.5)
Total revenues	447.7	(23.0)	—	424.7
Expenses
Loss and loss adjustment expenses	71.2	14.3	0.2	85.7
Interest and other operating expenses	82.0	—	—	82.0
Total expenses	153.2	14.3	0.2	167.7
Income (loss) before income taxes	294.5	(37.3)	(0.2)	257.0
Provision (benefit) for income taxes
Current	44.9	—	—	44.9
Deferred	46.1	(13.1)	—	33.0
Total provision (benefit) for income taxes	91.0	(13.1)	—	77.9
Net income (loss)	$203.5	$(24.2)	$(0.2)	$179.1
Earnings per share:
Basic	$1.10			$0.97
Diluted	$1.08			$0.95

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

	Six Months Ended June 30, 2011
	As Previously Filed	(1) FG VIE Eliminations	(2) Other Adjustments	Restated
	(in millions except per share amounts)
Revenues
Net earned premiums	$484.0	$—	$—	$484.0
Net investment income	197.2	—	—	197.2
Net realized investment gains (losses)	(2.3)	—	—	(2.3)
Net change in fair value of credit derivatives	(295.1)	—	(5.9)	(301.0)
Fair value gain (loss) on committed capital securities	1.1	—	—	1.1
Net change in financial guaranty variable interest entities	(99.8)	45.1	—	(54.7)
Other income	71.0	—	—	71.0
Total revenues	356.1	45.1	(5.9)	395.3
Expenses
Loss and loss adjustment expenses	105.9	3.9	(11.4)	98.4
Interest and other operating expenses	171.7	—	—	171.7
Total expenses	277.6	3.9	(11.4)	270.1
Income (loss) before income taxes	78.5	41.2	5.5	125.2
Provision (benefit) for income taxes
Current	(187.7)	—	—	(187.7)
Deferred	198.5	14.5	1.9	214.9
Total provision (benefit) for income taxes	10.8	14.5	1.9	27.2
Net income (loss)	$67.7	$26.7	$3.6	$98.0
Earnings per share:
Basic	$0.37			$0.53
Diluted	$0.36			$0.52

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

	Six Months Ended June 30, 2010
	As Previously Filed	(1) FG VIE Eliminations	(2) Other Adjustments	Restated
	(in millions except per share amounts)
Revenues
Net earned premiums	$611.7	$—	$—	$611.7
Net investment income	175.2	—	—	175.2
Net realized investment gains (losses)	1.0	—	—	1.0
Net change in fair value of credit derivatives	352.3	—	—	352.3
Fair value gain (loss) on committed capital securities	11.3	—	—	11.3
Net change in financial guaranty variable interest entities	(10.1)	(26.2)	—	(36.3)
Other income	(26.4)	—	—	(26.4)
Total revenues	1,115.0	(26.2)	—	1,088.8
Expenses
Loss and loss adjustment expenses	201.7	0.1	(5.2)	196.6
Interest and other operating expenses	181.9	—	—	181.9
Total expenses	383.6	0.1	(5.2)	378.5
Income (loss) before income taxes	731.4	(26.3)	5.2	710.3
Provision (benefit) for income taxes
Current	5.9	—	—	5.9
Deferred	200.0	(9.2)	1.0	191.8
Total provision (benefit) for income taxes	205.9	(9.2)	1.0	197.7
Net income (loss)	$525.5	$(17.1)	$4.2	$512.6
Earnings per share:
Basic	$2.85			$2.78
Diluted	$2.77			$2.70

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

The effect of the restatement on the consolidated statements of comprehensive income is shown in the tables below.

	Three Months Ended June 30, 2011
	As Previously Filed	(1) FG VIE Eliminations	(2) Other Adjustments	Restated
	(in millions)
Net income (loss)	$(57.7)	$11.0	$4.1	$(42.6)
Unrealized holding gains (losses) arising during the period	115.6	(0.8)	—	114.8
Less: reclassification adjustment for gains (losses)	(4.2)	—	—	(4.2)
Change in net unrealized gains on investments	119.8	(0.8)	—	119.0
Change in cumulative translation adjustment	0.4	—	—	0.4
Change in cash flow hedge	(0.1)	—	—	(0.1)
Other comprehensive income(loss)	120.1	(0.8)	—	119.3
Comprehensive income (loss)	$62.4	$10.2	$4.1	$76.7

	Three Months Ended June 30, 2010
	As Previously Filed	(1) FG VIE Eliminations	(2) Other Adjustments	Restated
	(in millions)
Net income (loss)	$203.5	$(24.2)	$(0.2)	$179.1
Unrealized holding gains (losses) arising during the period	48.2	—	—	48.2
Less: reclassification adjustment for gains (losses)	(4.2)	—	—	(4.2)
Change in net unrealized gains on investments	52.4	—	—	52.4
Change in cumulative translation adjustment	(1.4)	—	—	(1.4)
Change in cash flow hedge	(0.1)	—	—	(0.1)
Other comprehensive income(loss)	50.9	—	—	50.9
Comprehensive income (loss)	$254.4	$(24.2)	$(0.2)	$230.0

	Six Months Ended June 30, 2011
	As Previously Filed	(1) FG VIE Eliminations	(2) Other Adjustments	Restated
	(in millions)
Net income (loss)	$67.7	$26.7	$3.6	$98.0
Unrealized holding gains (losses) arising during the period	90.4	(1.1)	—	89.3
Less: reclassification adjustment for gains (losses)	(3.2)	—	—	(3.2)
Change in net unrealized gains on investments	93.6	(1.1)	—	92.5
Change in cumulative translation adjustment	1.6	—	—	1.6
Change in cash flow hedge	(0.2)	—	—	(0.2)
Other comprehensive income(loss)	95.0	(1.1)	—	93.9
Comprehensive income (loss)	$162.7	$25.6	$3.6	$191.9

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

	Six Months Ended June 30, 2010
	As Previously Filed	(1) FG VIE Eliminations	(2) Other Adjustments	Restated
	(in millions)
Net income (loss)	$525.5	$(17.1)	$4.2	512.6
Unrealized holding gains (losses) arising during the period	57.4	—	—	57.4
Less: reclassification adjustment for gains (losses)	2.4	—	—	2.4
Change in net unrealized gains on investments	55.0	—	—	55.0
Change in cumulative translation adjustment	(5.3)	—	—	(5.3)
Change in cash flow hedge	(0.2)	—	—	(0.2)
Other comprehensive income(loss)	49.5	—	—	49.5
Comprehensive income (loss)	$575.0	$(17.1)	$4.2	562.1

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

The effect of the restatement on the consolidated statements of cash flows is shown in the tables below.

	Six Months Ended June 30, 2011
	As Previously Filed	(1) FG VIE Eliminations	Restated

Net cash flows provided by (used in) operating activities	$614.4	$17.5	$631.9
Investing activities
Fixed maturity securities:
Purchases	(1,349.7)	—	(1,349.7)
Sales	686.0	—	686.0
Maturities	326.9	(1.2)	325.7
Net sales (purchases) of short-term investments	(38.7)	(11.2)	(49.9)
Net proceeds from paydowns on financial guaranty variable interest entities’ assets	424.0	—	424.0
Other	8.7	—	8.7
Net cash flows provided by (used in) investing activities	57.2	(12.4)	44.8
Financing activities
Dividends paid	(16.6)	—	(16.6)
Share activity under option and incentive plans	(2.6)	—	(2.6)
Net paydowns of financial guarantyvariable interest entities’ liabilities	(593.3)	—	(593.3)
Repayment of long-term debt	(10.3)	—	(10.3)
Net cash flows provided by (used in) financing activities	(622.8)	—	(622.8)
Effect of exchange rate changes	3.2	—	3.2
Increase (decrease) in cash	52.0	5.1	57.1
Cash at beginning of period	107.2	1.2	108.4
Cash at end of period	$159.2	$6.3	$165.5

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

	Six Months Ended June 30, 2010
	As Previously Filed	(1) FG VIE Eliminations	Restated

Net cash flows provided by (used in) operating activities	$(249.5)	$31.9	$(217.6)
Investing activities
Fixed maturity securities:
Purchases	(1,166.3)	—	(1,166.3)
Sales	780.8	—	780.8
Maturities	488.6	—	488.6
Net sales (purchases) of short-term investments	276.6	(27.9)	248.7
Net proceeds from paydowns on financial guarantyvariable interest entities’ assets	217.3	—	217.3
Other	8.3	—	8.3
Net cash flows provided by (used in) investing activities	605.3	(27.9)	577.4
Financing activities
Dividends paid	(16.6)	—	(16.6)
Share repurchases	(10.5)		(10.5)
Share activity under option and incentive plans	(2.3)	—	(2.3)
Net paydowns of financial guaranty variable interest entities’ liabilities	(259.4)	—	(259.4)
Repayment of long-term debt	(10.8)	—	(10.8)
Net cash flows provided by (used in) financing activities	(299.6)	—	(299.6)
Effect of exchange rate changes	(3.1)	—	(3.1)
Increase (decrease) in cash	53.1	4.0	57.1
Cash at beginning of period	44.1	—	44.1
Cash at end of period	$97.2	$4.0	$101.2

(1)                              Represents adjustments related to the correction of FG VIE intercompany eliminations.

(2)                              Represents other adjustments of immaterial errors.  These corrections related to (a) errors in expected losses that had previously been corrected by the Company in the period such errors were identified, but which are now being recorded in the period in which they arose, (b) an error related to one credit derivative contract that resulted from the use of an incorrect par outstanding balance in the pricing model and (c) the correction of an error related to the classification of FG VIE assets and liabilities that resulted from a misinterpretation of a trustee report.

The Company also revised certain disclosures in Note 16 as part of the restatement of these financial statements.

3. Business Changes, Risks, Uncertainties and Accounting Developments

Summarized below are updates of the most significant events since year-end 2010 that have had, or may have in the future, a material effect on the financial position, results of operations or business prospects of the Company.

Recoveries for Breaches of Representations and Warranties

On April 14, 2011, Assured Guaranty reached a comprehensive agreement with Bank of America Corporation and its subsidiaries, including Countrywide Financial Corporation and its subsidiaries (collectively, “Bank of America”), regarding their liabilities with respect to 29 RMBS transactions insured by Assured Guaranty, including claims relating to reimbursement for breaches of representations and warranties (“R&W”) and historical loan servicing issues (“Bank of America Agreement”). Of the 29 RMBS transactions, eight are second lien transactions and 21 are first lien transactions. The Bank of America Agreement covers Bank of America-sponsored securitizations that AGM or AGC has insured, as well as certain other securitizations containing concentrations of Countrywide-originated loans that AGM or AGC has insured. The transactions covered by the Bank of America Agreement have a gross par outstanding of $4.7 billion ($4.4 billion net par outstanding) as of June 30, 2011, or 28% of Assured Guaranty’s total BIG RMBS net par outstanding.

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

Although the Bank of America Agreement was executed in Second Quarter 2011, it provided additional evidence about the estimates inherent in the loss estimation process at March 31, 2011, and therefore, the March 31, 2011 loss estimates incorporated updated assumptions and estimates reflecting the terms of the Bank of America Agreement. The benefit for R&W in 2011 reflects higher expected recoveries across all transactions as a result of the Bank of America Agreement. For transactions covered under the agreement, the R&W benefit has been updated to reflect amounts collected and expected to be collected under the terms of the Bank of America Agreement. For transactions with other sponsors of U.S. RMBS, against which the Company is pursuing R&W claims, the Company has increased the benefit for R&W in 2011 to reflect the probability that actual recovery rates may be higher than originally expected in the three-months period ended March 31, 2011 (“First Quarter 2011”). For transactions involving R&W providers other than Bank of America, the Company has continued to review additional loan files and has found breach rates consistent with those in the Bank of America transactions.

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

Surveillance Categories

The Company segregates its insured portfolio into investment grade and BIG surveillance categories to facilitate the appropriate allocation of resources to monitoring and loss mitigation efforts and to aid in establishing the appropriate cycle for periodic review for each exposure. BIG exposures include all exposures with internal credit ratings below BBB-. The Company’s internal credit ratings are based on internal assessment of the likelihood of default. Internal credit ratings are expressed on a ratings scale similar to that used by the rating agencies and are generally reflective of an approach similar to that employed by the rating agencies.

The Company monitors its investment grade credits to determine whether any new credits need to be internally downgraded to BIG. The Company refreshes its internal credit ratings on individual credits in quarterly, semi-annual or annual cycles based on the Company’s view of the credit’s quality, loss potential, volatility and sector. Ratings on credits in sectors identified as under the most stress or with the most potential volatility are reviewed every quarter. The Company’s insured credit ratings on assumed credits are based on the Company’s independent reviews of low-rated credits or credits in volatile sectors, unless such information is not available, in which case, the ceding company’s credit rating of the transactions are used. For example, the Company models all assumed RMBS credits with par above $1 million, as well as certain RMBS credits below that amount.

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

Financial Guaranty Exposures

(Insurance and Credit Derivative Form)

	June 30, 2011
	BIG Net Par Outstanding				Net Par	BIG Net Par as a % of Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding	Outstanding
	(in millions)
First lien U.S. RMBS:
Prime first lien	$26	$582	$—	$608	$786	0.1%
Alt-A first lien	1,127	2,397	1,487	5,011	5,731	0.9
Option ARM	0	1,302	1,260	2,562	2,809	0.4
Subprime (including net interest margin securities)	334	2,468	212	3,014	8,572	0.5
Second lien U.S. RMBS:
Closed-end second lien	153	438	467	1,058	1,087	0.2
Home equity lines of credit (“HELOCs”)	470	—	3,134	3,604	4,281	0.6
Total U.S. RMBS	2,110	7,187	6,560	15,857	23,266	2.7
Other structured finance	3,756	424	2,428	6,608	109,430	1.1
Public finance	4,241	204	865	5,310	454,500	0.9
Total	$10,107	$7,815	$9,853	$27,775	$587,196	4.7%

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

	December 31, 2010
	BIG Net Par Outstanding				Net Par	BIG Net Par as a % of Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding	Outstanding
	(in millions)
	(restated)	(restated)
First lien U.S. RMBS:
Prime first lien	$82	$542	$—	$624	$849	0.1%
Alt-A first lien	976	3,108	573	4,657	6,134	0.8
Option ARM	33	2,186	640	2,859	3,214	0.5
Subprime (including net interest margin securities)	729	2,248	106	3,083	9,039	0.4
Second lien U.S. RMBS:
Closed-end second lien	63	444	624	1,131	1,164	0.2
HELOCs	369	—	3,632	4,001	4,730	0.6
Total U.S. RMBS	2,252	8,528	5,575	16,355	25,130	2.6
Other structured finance	2,687	363	2,447	5,497	124,262	0.9
Public finance	3,752	283	919	4,954	467,739	0.8
Total	$8,691	$9,174	$8,941	$26,806	$617,131	4.3%

By Category Below-Investment-Grade Credits

	As of June 30, 2011
	Net Par Outstanding			Number of Risks(3)
Description	Financial Guaranty Insurance(1)	Credit Derivative(2)	Total	Financial Guaranty Insurance(1)	Credit Derivative(2)	Total
	(dollars in millions)
BIG:
Category 1	$6,877	$3,230	$10,107	151	30	181
Category 2	5,038	2,777	7,815	84	44	128
Category 3	7,424	2,429	9,853	129	23	152
Total BIG	$19,339	$8,436	$27,775	364	97	461

	As of December 31, 2010
	Net Par Outstanding			Number of Risks(3)
Description	Financial Guaranty Insurance(1)	Credit Derivative(2)	Total	Financial Guaranty Insurance(1)	Credit Derivative(2)	Total
	(dollars in millions)
	(restated)		(restated)			(restated)
BIG:
Category 1	$5,450	$3,241	$8,691	119	31	150
Category 2	5,717	3,457	9,174	98	50	148
Category 3	7,281	1,660	8,941	115	12	127
Total BIG	$18,448	$8,358	$26,806	332	93	425

(1)                                  Represents contracts accounted for as financial guaranty insurance. See Note 5.

(2)                                  Represents contracts accounted for as credit derivatives and carried at fair value on the consolidated balance sheets. See Note 7.

(3)                                  A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making debt service payments.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

5. Financial Guaranty Insurance Contracts

The portfolio of outstanding exposures discussed in Note 4 includes financial guaranty contracts that meet the definition of insurance contracts under ASC 944 as well as those that meet the definition of derivative contracts under ASC 815. Amounts presented in this Note relate to financial guaranty insurance contracts. Tables presented herein also present reconciliations to financial statement line items for other less significant types of insurance.

In October 2010, the FASB adopted Accounting Standards Update (“Update”) No. 2010-26. The Update specifies that certain costs incurred in the successful acquisition of new and renewal insurance contracts should be capitalized. These costs include incremental direct costs of contract acquisition that result directly from, and are essential to, the contract transaction and would not have been incurred by the insurance entity had the contract transaction not occurred. Costs incurred by the insurer for soliciting potential customers, market research, training, administration, unsuccessful acquisition efforts, and product development as well as all overhead type costs should be charged to expense as incurred. The Update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Retrospective application to all prior periods presented upon the date of adoption is permitted, but not required. The Company is currently evaluating the impact the amendment in the Update will have on its consolidated financial statements in 2012.

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

Net Earned Premiums

	Second Quarter		Six Months
	2011	2010	2011	2010
	(in millions)
		(restated)
Scheduled net earned premiums	$202.7	$271.7	$417.6	$558.3
Acceleration of premium earnings(1)	21.0	15.4	50.6	30.8
Accretion of discount on net premiums receivable	5.8	9.2	14.8	21.3
Total financial guaranty	229.5	296.3	483.0	610.4
Other	0.5	0.7	1.0	1.3
Total net earned premiums(2)	$230.0	$297.0	$484.0	$611.7

(1)                                  Reflects the unscheduled refundings of underlying insured obligations.

(2)                                  Excludes $18.3 million and $10.7 million in Second Quarter 2011 and 2010, respectively, and $37.4 million and $21.6 million for the Six Months 2011 and 2010, respectively, in net earned premium related to consolidated FG VIEs.

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

(2)                                  Total gross expected collections exclude $31.7 million related to FG VIEs at June 30, 2011.

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

Net deferred premium revenue will be recognized as net earned premiums over the period of the contract in proportion to the amount of insurance protection provided. Amounts expected to be recognized in net earned premiums differ significantly from expected cash collections due primarily to amounts in deferred premium revenue representing cash already collected on policies paid upfront and fair value adjustments recorded in connection with the acquisition of AGMH on July 1, 2009 (“AGMH Acquisition”).

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

(1)                                  These amounts reflect the Company’s estimate as of June 30, 2011 of expected losses to be expensed and are not included in loss and LAE reserve because loss and LAE is only recorded for the amount by which net expected loss to be expensed exceeds deferred premium revenue, determined on a contract-by-contract basis.

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

Loss Estimation Process

The Company’s loss reserve committees estimate expected loss to be paid for its financial guaranty exposures. Surveillance personnel present analysis related to potential losses to the Company’s loss reserve committees for consideration in estimating the expected loss to be paid. Such analysis includes the consideration of various scenarios with potential probabilities assigned to them. Depending upon the nature of the risk, the Company’s view of the potential size of any loss and the information available to the Company, that analysis may be based upon individually developed cash flow models, internal credit rating assessments and sector-driven loss severity assumptions, judgmental assessment or, in the case of its assumed business, loss estimates provided by ceding insurers. The Company’s loss reserve committees review and refresh the estimate of expected loss to be paid each quarter. The Company’s estimate of ultimate loss on a policy is subject to significant uncertainty over the life of the insured transaction due to the potential for significant variability in credit performance as a result of economic, fiscal and financial market variability over the long duration of most contracts. The determination of expected loss to be paid is an inherently subjective process involving numerous estimates, assumptions and judgments by management.

The following table presents a roll forward of the present value of net expected loss to be paid for financial guaranty insurance contracts by sector. Expected loss to be paid is the estimate of the present value of future claim payments, net of reinsurance and net of salvage and subrogation that includes the present value benefit of estimated recoveries for breaches of R&W.

Financial Guaranty Insurance

Present Value of Net Expected Loss to be Paid

Roll Forward by Sector(1)

	Net Expected Loss to be Paid as of December 31, 2010	Economic Loss Development(2)	(Paid) Recovered Losses	Net Expected Loss to be Paid as of June 30, 2011
	(in millions)
	(restated)	(restated)
U.S. RMBS:
First lien:
Prime first lien	$1.4	$1.8	$—	$3.2
Alt-A first lien	184.4	21.8	(38.6)	167.6
Option ARM	523.7	(88.4)	(168.4)	266.9
Subprime	200.4	(23.2)	(15.7)	161.5
Total first lien	909.9	(88.0)	(222.7)	599.2
Second lien:
Closed-end second lien	56.6	(109.6)	(41.7)	(94.7)
HELOCs	(805.7)	104.7	662.7	(38.3)
Total second lien	(749.1)	(4.9)	621.0	(133.0)
Total U.S. RMBS	160.8	(92.9)	398.3	466.2
Other structured finance	159.1	24.5	(3.0)	180.6
Public finance	88.9	(13.5)	(9.2)	66.2
Total	$408.8	$(81.9)	$386.1	$713.0

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

	Net Expected Loss to be Paid as of December 31, 2009	Economic Loss Development(2)	(Paid) Recovered Losses	Net Expected Loss to be Paid as of June 30, 2010
	(in millions)
	(restated)	(restated)		(restated)
U.S. RMBS:
First lien:
Prime first lien	$—	$0.4	$—	$0.4
Alt-A first lien	204.4	15.4	(29.0)	190.8
Option ARM	545.2	75.1	(49.1)	571.2
Subprime	77.5	69.3	(2.3)	144.5
Total first lien	827.1	160.2	(80.4)	906.9
Second lien:
Closed-end second lien	199.3	(40.4)	(39.9)	119.0
HELOCs	(206.6)	28.7	(315.8)	(493.7)
Total second lien	(7.3)	(11.7)	(355.7)	(374.7)
Total U.S. RMBS	819.8	148.5	(436.1)	532.2
Other structured finance	115.7	36.0	(5.6)	146.1
Public finance	130.9	(8.1)	(34.2)	88.6
Total	$1,066.4	$176.4	$(475.9)	$766.9

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

	As of June 30, 2011	As of December 31, 2010
	(in millions)
		(restated)
Net expected loss to be paid	$713.0	$408.8
Less: net expected loss to be paid for FG VIEs	(5.6)	49.2
Total	718.6	359.6
Contra-paid, net	88.6	121.3
Salvage and subrogation recoverable, net(1)	271.9	903.0
Loss and LAE reserve, net(2)	(490.0)	(550.0)
Net expected loss to be expensed(3)	$589.1	$833.9

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

(3)                                  Excludes $260.3 million and $211.9 million as of June 30, 2011 and December 31, 2010, respectively, related to consolidated FG VIEs.

The Company’s Approach to Projecting Losses in U.S. RMBS

The Company projects losses in U.S. RMBS on a transaction-by-transaction basis by projecting the performance of the underlying pool of mortgages over time and then applying the structural features (i.e., payment priorities and tranching) of the RMBS to the projected performance of the collateral over time. The resulting projected claim payments or reimbursements are then discounted to a present value using a risk-free rate. For transactions, other than those covered under Bank of America Agreement, where the Company projects it will receive recoveries from providers of R&W, the projected amount of recoveries is included in the projected cash flows from the collateral. The Company runs, and probability-weights, several sets of assumptions (referred to as “scenarios”) regarding potential mortgage collateral performance.

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

The Company is in the process of enforcing claims for breaches of R&W regarding the characteristics of the loans included in the collateral pools. The Company calculates a credit to the RMBS issuer for such recoveries where the R&W were provided by an entity the Company believes to be financially viable and where the Company already has access or believes it will attain access to the underlying mortgage loan files. In second lien RMBS transactions this credit is based on a percentage of actual repurchase rates achieved, while in first lien RMBS transactions, other than those covered under the Bank of America Agreement, this credit is estimated by reducing collateral losses projected by the Company to reflect a percentage of the recoveries the Company believes it will achieve, which factor is derived based on the number of breaches identified to date and incorporated scenarios based on the amounts the Company was able to negotiate under the Bank of America Agreement. The first lien approach is different from the second lien approach because the Company’s first lien transactions have multiple tranches and a more complicated method is required to correctly allocate credit to each tranche. In each case, the credit is a function of the projected lifetime collateral losses in the collateral pool, so an increase in projected collateral losses increases the R&W credit calculated by the Company for the RMBS issuer. Further detail regarding how the Company calculates these credits may be found under “Breaches of Representations and Warranties” below.

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

The scenarios used to project RMBS collateral losses in Second Quarter 2011 were essentially the same as those used in the First Quarter 2011, except that (as noted above), based on its observation of the continued elevated levels of early stage delinquencies, the Company adjusted its loss projection curves to reflect its view that the recovery would be longer than it had anticipated in the First Quarter 2011. The scenarios used in Second Quarter 2011 were also the same as those employed at year-end 2010, with the following exceptions: (i) the initial plateau periods were again retained; (ii) an increase in the expected period for reaching the final conditional default rate for second lien transactions from that used in the fourth quarter of 2010 was established for the First Quarter 2011 and retained in the Second Quarter 2011; (iii) the initial Alt-A first lien and Option ARM loss severities were increased from 60% at year-end 2010 to 65% in both the First and Second Quarters 2011; and (iv) the Company’s probability weightings from the fourth quarter of 2010 were adjusted in First Quarter 2011 to reflect changes to each of its second lien scenarios and such adjustments were retained in the Second Quarter 2011.

The Company also used generally the same methodology to project the credit received by the RMBS issuers for recoveries in R&W in Second Quarter 2011 as it used for the First Quarter 2011 and at year-end 2010. The primary difference relates to the execution of the Bank of America Agreement and the inclusion of the terms of the agreement as a potential scenario in transactions not covered by the Bank of America Agreement in both the First and Second Quarters 2011 that were not included at year-end 2010. During the First Quarter 2011, the Company added R&W credits for two second lien transactions where the Company concluded it had the right to obtain loan files that it had not previously concluded were accessible. The Company also added R&W credits for ten first lien transactions where either it concluded it had the right to obtain loan files that it had not previously concluded were accessible or it anticipates receiving a benefit due to the Bank of America Agreement. See “Bank of America Agreement” in Note 3. During the Second Quarter the Company did not calculate an R&W benefit for any credit for which it had not previously calculated an R&W benefit.

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

In Six Months 2011 in the base scenario, the conditional default rate (the “plateau conditional default rate”) was held constant for one month. Once the plateau period has ended, the conditional default rate is assumed to gradually trend down in uniform increments to its final long-term steady state conditional default rate. In the base scenario, the time over which the conditional default rate trends down to its final conditional default rate is 30 months (compared with 18 months at year-end 2010). Therefore, the total stress period for second lien transactions would be 36 months, comprising five months of delinquent data, a one-month plateau period and 30 months of decrease to the steady state conditional default rate. This is 12 months longer than the 24 months of total stress period used at year-end 2010. The long-term steady state conditional default rates are calculated as the constant conditional default rates that would have yielded the amount of losses originally expected at underwriting. When a second lien loan defaults, there is generally very low recovery. Based on current expectations of future performance, the Company assumes that it will only recover 2% of the collateral.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected (which is a function of the conditional default rate and the loan balance over time) as well as the amount of excess spread (which is the excess of the interest paid by the borrowers on the underlying loan over the amount of interest and expenses owed on the insured obligations). In the base case, the current conditional prepayment rate is assumed to continue until the end of the plateau before gradually increasing to the final conditional prepayment rate over the same period the conditional default rate decreases. For transactions where the initial conditional prepayment rate is higher than the final conditional prepayment rate, the initial conditional prepayment rate is held constant. The final conditional prepayment rate is assumed to be 10% for both HELOC and closed-end second lien transactions. This level is much higher than current rates, but lower than the historical average, which reflects the Company’s continued uncertainty about performance of the borrowers in these transactions. This pattern is consistent with how the Company modeled the conditional prepayment rate at year-end 2010 and in the First Quarter 2011. To the extent that prepayments differ from projected levels it could materially change the Company’s projected excess spread and losses.

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

At June 30, 2011, the Company’s base case assumed a one-month conditional default rate plateau and a 30-month ramp-down (for a total stress period of 36 months). Increasing the conditional default rate plateau to four months and keeping the ramp-down at 30-months (for a total stress period of 39 months) would increase the expected loss by approximately $72.1 million for HELOC transactions and $7.9 million for closed-end second lien transactions. On the other hand, keeping the conditional default rate plateau at one month but decreasing the length of the conditional default rate ramp-down to a 24 month assumption (for a total stress period of 30 months) would decrease the expected loss by approximately $66.7 million for HELOC transactions and $3.0 million for closed-end second lien transactions.

U.S. First Lien RMBS Loss Projections: Alt-A First Lien, Option ARM, Subprime and Prime

First lien RMBS are generally categorized in accordance with the characteristics of the first lien mortgage loans on one-to-four family homes supporting the transactions. The collateral supporting “subprime” RMBS transactions consists of first lien residential mortgage loans made to subprime borrowers. A “subprime borrower” is one considered to be a higher-risk credit based on credit scores or other risk characteristics. Another type of RMBS transaction is generally referred to as “Alt-A first lien.” The collateral supporting such transactions consists of first lien residential mortgage loans made to “prime” quality borrowers who lack certain ancillary characteristics that would make them prime. When more than 66% of the loans originally included in the pool are mortgage loans with an option to make a minimum payment that has the potential to amortize the loan negatively (i.e., increase the amount of principal owed), the transaction is referred to as an “Option ARM.” Finally, transactions may be composed primarily of loans made to prime borrowers. Both first lien RMBS and second lien RMBS sometimes include a portion of loan collateral that differs in priority from the majority of the collateral.

The performance of the Company’s first lien RMBS exposures began to deteriorate in 2007, and such transactions, particularly those originated in the period from 2005 through 2007, continue to perform below the Company’s original underwriting expectations. The Company currently projects first lien collateral losses many times those expected at the time of underwriting. While insured securities benefited from structural protections within the transactions designed to absorb some of the collateral losses, in many first lien RMBS transactions, projected losses exceed those structural protections.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

Breaches of Representations and Warranties

The Company is pursuing reimbursements for breaches of R&W regarding loan characteristics. Performance of the collateral underlying certain first and second lien securitizations has substantially differed from the Company’s original expectations. The Company has employed several loan file diligence firms and law firms as well as devoted internal resources to review the mortgage files surrounding many of the defaulted loans. The Company’s success in these efforts resulted in two negotiated agreements, to date, in respect of the Company’s R&W claims, including on April 14, 2011 with Bank of America as described under “Bank of America Agreement” in Note 3. Additionally, for the RMBS transactions as to which the Company had not settled its claims for breaches of R&W as of June 30, 2011, the Company had performed a detailed review of approximately 13,900 second lien and 16,200 first lien defaulted loan files, representing approximately $959 million in second lien and $4,587 million in first lien outstanding par of defaulted loans underlying insured transactions. The Company identified approximately 12,300 second lien transaction loan files and approximately 14,700 first lien transaction loan files that breached one or more R&W regarding the characteristics of the loans, such as misrepresentation of income or employment of the borrower, occupancy, undisclosed debt and non-compliance with underwriting guidelines at loan origination. The Company continues to review new files as new loans default and as new loan files are made available to it. The Company generally obtains the loan files from the originators or servicers (including master servicers). In some cases, the Company requests loan files via the trustee, which then requests the loan files from the originators and/or servicers. On second lien loans, the Company requests loan files for all charged-off loans. On first lien loans, the Company requests loan files for all severely (60+ days) delinquent loans and all liquidated loans. Recently, the Company started requesting loan files for all the loans (both performing and non-performing) in certain deals to limit the number of requests for additional loan files as the transactions season and loans charge-off, become 60+ days delinquent or are liquidated. (The Company takes no repurchase credit for R&W breaches on loans that are expected to continue to perform.) In addition to Bank of America, as of June 30, 2011, the Company had reached agreement with other R&W providers for the repurchase of $38.4 million of second lien and $47.5 million of first lien mortgage loans. The $38.4 million for second lien loans represents the calculated repurchase price for 466 loans, and the $47.5 million for first lien loans represents the calculated repurchase price for 142 loans. The repurchase proceeds are paid to the RMBS transactions and distributed in accordance with the payment priorities set out in the transaction agreements, so the proceeds are not necessarily allocated to the Company on a dollar-for-dollar basis. Proceeds projected to be reimbursed to the Company on transactions where the Company has already paid claims are viewed as a recovery on paid losses. For transactions where the Company has not already paid claims, projected recoveries reduce projected loss estimates. In either case, projected recoveries have no effect on the amount of the Company’s exposure. These amounts reflect payments made pursuant to the negotiated transaction agreements and not payments made pursuant to legal settlements. See “Recovery Litigation” below for a description of the related legal proceedings the Company has commenced.

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

The calculation of expected recovery from breaches of R&W involved a variety of scenarios, which ranged from the Company recovering substantially all of the losses it incurred due to violations of R&W to the Company realizing very limited recoveries. The Company did not include any recoveries related to breaches of R&W in amounts greater than the losses it expected to pay under any given cash flow scenario. These scenarios were probability-weighted in order to determine the recovery incorporated into the Company’s estimate of expected losses. This approach was used for both loans that had already defaulted and those assumed to default in the future. In all cases, recoveries were limited to amounts paid or expected to be paid by the Company.

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

The $90.9 million and $770.9 million R&W development and accretion of discount during Second Quarter 2011 and Six Months 2011, respectively, in the table above resulted in large part from the Bank of America Agreement executed on April 14, 2011 related to the Company’s R&W claims and described under “Bank of America Agreement” in Note 3. The benefit of the Bank of America Agreement is included in the R&W credit for the transactions directly affected by the agreement. In addition, the Bank of America Agreement caused the Company to increase the probability of successful pursuit of R&W claims against other providers where the Company believed those providers were breaching at a similar rate. The remainder of the development primarily relates to additional projected defaults. The Company assumes that recoveries on HELOC and closed-end second lien loans that were not subject to the Bank of America Agreement will occur in two to four years from the balance sheet date depending on the scenarios and that recoveries on Alt-A first lien, Option ARM and subprime loans will occur as claims are paid over the life of the transactions. Recoveries on second lien transactions subject to the Bank of America Agreement will be paid in full by March 31, 2012.

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

Student Loan Transactions

The Company has insured or reinsured $2.9 billion net par of student loan securitizations, $1.5 billion issued by private issuers and classified as asset-backed and $1.4 billion issued by public authorities and classified as public finance. Of these amounts, $242.3 million and $531.9 million, respectively, are rated BIG. The Company is projecting approximately $60.7 million and $12.6 million, respectively, of expected loss to be paid in these portfolios. In general the losses are due to: (i) the poor credit performance of private student loan collateral; (ii) high interest rates on auction rate securities with respect

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

to which the auctions have failed or (iii) high interest rates on variable rate demand obligations (“VRDO”) that have been put to the liquidity provider by the holder and are therefore bearing high “bank bond” interest rates. The largest of these losses was approximately $32.8 million and related to a transaction backed by a pool of private student loans ceded to AG Re by another monoline insurer. The guaranteed bonds were issued as auction rate securities that now bear a high rate of interest due to the primary insurer’s downgrade. Further, the underlying loan collateral has performed below expectations.

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

The Company’s $2.0 billion net par of XXX life insurance transactions includes, as of June 30, 2011, a total of $882.5 million rated BIG, consisting of Class A-2 Floating Rate Notes issued by Ballantyne Re p.l.c and Series A-1 Floating Rate Notes issued by Orkney Re II p.l.c (“Orkney Re II”). The Ballantyne Re and Orkney Re II XXX transactions had material amounts of their assets invested in U.S. RMBS transactions. Based on its analysis of the information currently available, including estimates of future investment performance provided by the current investment manager, and projected credit impairments on the invested assets and performance of the blocks of life insurance business at June 30, 2011, the Company’s gross expected loss, prior to reinsurance or netting of unearned premium, for its two BIG XXX insurance transactions was $72.9 million. The Company’s net loss and LAE reserve was $61.2 million.

Other Notable Loss or Claim Transactions

The preceding pages describe the asset classes in the financial guaranty portfolio that encompass most of the Company’s projected losses. The Company also projects losses on a number of other transactions, the most significant of which are described in the following paragraphs.

The Company has projected expected loss to be paid of $31.1 million on its total net par outstanding of $495.8 million on Jefferson County Alabama Sewer Authority exposure. This estimate is based primarily on the Company’s view of how much debt the Authority should be able to support under certain probability-weighted scenarios. See Note 17.

The Company has projected expected loss to be paid of $6.5 million on a transaction backed by revenues generated by telephone directory “yellow pages” in various jurisdictions with a net par of $110.7 million and guaranteed by Ambac Assurance Corporation (“Ambac”). This estimate is based primarily on the Company’s view of how quickly “yellow pages” revenues are likely to decline in the future.

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

Recovery Litigation

As of August 9, 2011, the Company had filed lawsuits with regard to six second lien U.S. RMBS transactions insured by AGM or AGC, alleging breaches of R&W both in respect of the underlying loans in the transactions and the accuracy of the information provided to AGM and AGC, and failure to cure or repurchase defective loans identified by AGM and AGC to such persons. These transactions consist of the ACE Securities Corp. Home Equity Loan Trust, Series 2006-GP1, the ACE Securities Corp. Home Equity Loan Trust, Series 2007-SL2 and the ACE Securities Corp. Home Equity Loan Trust, Series 2007-SL3 transactions (in each of which AGC or AGM has sued Deutsche Bank AG affiliates DB Structured Products, Inc. and ACE Securities Corp. in the Supreme Court of the State of New York), the SACO I Trust 2005-GP1 transaction (in which AGC has sued JPMorgan Chase & Co.’s affiliate EMC Mortgage Corporation in the United States

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

District Court for the Southern District of New York) and the Flagstar Home Equity Loan Trust, Series 2005-1 and Series 2006-2 transactions (in which AGM has sued Flagstar Bank, FSB, Flagstar Capital Markets Corporation and Flagstar ABS, LLC in the United States District Court for the Southern District of New York). In these lawsuits, AGM and AGC seek for the R&W provider to repurchase the defective loans and to indemnify or reimburse AGM or AGC for its losses.

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

Loss and LAE Reserve, Net of Reinsurance and Salvage and Subrogation Recoverable

	As of June 30, 2011			As of December 31, 2010
	Loss and LAE Reserve(1)	Salvage and Subrogation Recoverable(2)	Net	Loss and LAE Reserve(1)	Salvage and Subrogation Recoverable(2)	Net
	(in millions)
				(restated)		(restated)
U.S. RMBS:
First lien:
Prime first lien	$2.5	$—	$2.5	$1.2	$—	1.2
Alt-A first lien	46.5	5.5	41.0	39.2	2.6	36.6
Option ARM	136.1	106.3	29.8	223.3	63.0	160.3
Subprime	87.4	0.1	87.3	108.3	0.1	108.2
Total first lien	272.5	111.9	160.6	372.0	65.7	306.3
Second lien:
Closed-end second lien	9.3	129.6	(120.3)	7.7	50.3	(42.6)
HELOC	59.8	182.9	(123.1)	7.1	843.4	(836.3)
Total second lien	69.1	312.5	(243.4)	14.8	893.7	(878.9)
Total U.S. RMBS	341.6	424.4	(82.8)	386.8	959.4	(572.6)
Other structured finance	149.2	2.5	146.7	131.1	1.4	129.7
Public finance	64.0	37.9	26.1	81.6	34.4	47.2
Total financial guaranty	554.8	464.8	90.0	599.5	995.2	(395.7)
Other	2.1	—	2.1	2.1	—	2.1
Subtotal	556.9	464.8	92.1	601.6	995.2	(393.6)
Effect of consolidating FG VIEs	(64.8)	(192.9)	128.1	(49.5)	(92.2)	42.7
Total(1)	$492.1	$271.9	$220.2	$552.1	$903.0	$(350.9)

(1)                                  The June 30, 2011 loss and LAE consists of $518.1 million loss and LAE reserve net of $26.0 million of reinsurance recoverable on unpaid losses. The December 31, 2010 loss and LAE consists of $574.4 million loss and LAE reserve net of $22.3 million of reinsurance recoverable on unpaid losses.

(2)                                  Salvage and subrogation recoverable is net of $35.2 million and $129.4 million in ceded salvage and subrogation recorded in “reinsurance balances payable” at June 30, 2011 and December 31, 2010, respectively.

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

	Second Quarter		Six Months
	2011	2010	2011	2010
	(in millions)
	(restated)	(restated)	(restated)	(restated)
Financial Guaranty:
U.S. RMBS:
First lien:
Prime first lien	$1.2	$(0.1)	$1.1	$—
Alt-A first lien	19.2	8.1	27.4	13.5
Option ARM	70.4	56.6	41.3	101.0
Subprime	4.3	16.3	(5.1)	41.0
Total first lien	95.1	80.9	64.7	155.5
Second lien:
Closed-end second lien	(5.7)	(11.5)	(15.6)	(7.1)
HELOC	36.2	11.2	97.2	29.1
Total second lien	30.5	(0.3)	81.6	22.0
Total U.S. RMBS	125.6	80.6	146.3	177.5
Other structured finance	11.1	31.8	31.4	42.3
Public finance	4.1	(16.8)	(11.7)	10.9
Total financial guaranty	140.8	95.6	166.0	230.7
Other	—	0.1	—	0.1
Subtotal	140.8	95.7	166.0	230.8
Effect of consolidating FG VIEs	(16.9)	(10.0)	(67.6)	(34.2)
Total loss and LAE (recoveries)	$123.9	$85.7	$98.4	$196.6

Net Losses Paid on Financial Guaranty Insurance Contracts(1)

	Second Quarter		Six Months
	2011	2010	2011	2010
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

Financial Guaranty Insurance BIG Transaction Loss Summary

June 30, 2011

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG,	Effect of Consolidating
	Gross	Ceded	Gross	Ceded	Gross	Ceded	Net(1)	VIEs	Total
	(dollars in millions)
Number of risks(2)	151	(60)	84	(29)	129	(51)	364	—	364
Remaining weighted average contract period (in years)	11.5	14.8	9.3	7.1	8.7	6.0	9.8	—	9.8
Net outstanding exposure:
Principal	$7,724.4	$(847.4)	$5,245.6	$(207.5)	$8,102.6	$(678.4)	$19,339.3	$—	$19,339.3
Interest	4,074.5	(655.8)	2,566.7	(70.4)	2,343.8	(178.3)	8,080.5	—	8,080.5
Total	$11,798.9	$(1,503.2)	$7,812.3	$(277.9)	$10,446.4	$(856.7)	$27,419.8	$—	$27,419.8
Expected cash flows	$228.5	$(8.4)	$1,548.4	$(85.8)	$2,715.3	$(144.3)	$4,253.7	$(593.8)	$3,659.9
Potential recoveries(3)	(378.2)	26.9	(633.7)	23.4	(2,229.6)	103.8	(3,087.4)	588.2	(2,499.2)
Subtotal	(149.7)	18.5	914.7	(62.4)	485.7	(40.5)	1,166.3	(5.6)	1,160.7
Discount	42.3	(1.1)	(441.9)	38.3	(83.1)	(7.8)	(453.3)	11.2	(442.1)
Present value of expected cash flows	$(107.4)	$17.4	$472.8	$(24.1)	$402.6	$(48.3)	$713.0	$5.6	$718.6
Deferred premium revenue	$141.8	$(14.4)	$357.7	$(23.4)	$1,084.6	$(129.9)	$1,416.4	$(420.9)	$995.5
Reserves (salvage)(4)	$(115.9)	$17.9	$281.4	$(14.6)	$(86.3)	$7.5	$90.0	$128.1	$218.1

Financial Guaranty Insurance BIG Transaction Loss Summary

December 31, 2010

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG,	Effect of Consolidating
	Gross	Ceded	Gross	Ceded	Gross	Ceded	Net(1)	VIEs	Total
	(dollars in millions)
	(restated)	(restated)	(restated)	(restated)			(restated)		(restated)
Number of risks(2)	119	(45)	98	(42)	115	(42)	332	—	332
Remaining weighted average contract period (in years)	11.7	16.0	8.4	7.9	8.8	6.0	9.6	—	9.6
Net outstanding exposure:
Principal	$6,173.0	$(723.3)	$5,899.3	$(182.8)	$7,954.5	$(673.6)	$18,447.1	$—	$18,447.1
Interest	3,599.5	(580.4)	2,601.6	(70.9)	2,490.7	(186.3)	7,854.2	—	7,854.2
Total	$9,772.5	$(1,303.7)	$8,500.9	$(253.7)	$10,445.2	$(859.9)	$26,301.3	$—	$26,301.3
Expected cash flows	$303.9	$(20.2)	$2,036.6	$(68.9)	$2,256.6	$(133.2)	$4,374.8	$(384.2)	$3,990.6
Potential recoveries(3)	(375.2)	37.4	(533.0)	16.6	(2,543.6)	197.5	(3,200.3)	354.8	(2,845.5)
Subtotal	(71.3)	17.2	1,503.6	(52.3)	(287.0)	64.3	1,174.5	(29.4)	1,145.1
Discount	(21.0)	(5.5)	(613.2)	21.5	(139.6)	(7.9)	(765.7)	(19.8)	(785.5)
Present value of expected cash flows	$(92.3)	$11.7	$890.4	$(30.8)	$(426.6)	$56.4	$408.8	$(49.2)	$359.6
Deferred premium revenue	$169.9	$(16.9)	$572.4	$(30.3)	$995.9	$(120.7)	$1,570.3	$(263.9)	$1,306.4
Reserves (salvage)(4)	$(112.9)	$12.4	$424.4	$(9.5)	$(815.9)	$105.8	$(395.7)	$42.7	$(353.0)

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

Components of Net Reserves (Salvage)

	June 30, 2011	December 31, 2010
	(in millions)
		(restated)
Loss and LAE reserve	$518.1	$574.4
Reinsurance recoverable on unpaid losses	(26.0)	(22.3)
Salvage and subrogation recoverable	(307.1)	(1,032.4)
Salvage and subrogation payable(1)	35.2	129.4
Total	220.2	(350.9)
Less: other	2.1	2.1
Financial guaranty reserves, net of salvage and subrogation	$218.1	$(353.0)

(1)                                  Recorded as a component of reinsurance balances payable.

Ratings Impact on Financial Guaranty Business

A downgrade of one of the Company’s insurance subsidiaries may result in increased claims under financial guaranties issued by the Company. In particular, with respect to VRDO for which a bank has agreed to provide a liquidity facility, a downgrade of the insurer may provide the bank with the right to give notice to bondholders that the bank will terminate the liquidity facility, causing the bondholders to tender their bonds to the bank. Bonds held by the bank accrue interest at a “bank bond” rate that is higher than the rate otherwise borne by the bond (typically the prime rate plus 2.00%—3.00%, often with a floor of 7%, and capped at the maximum legal limit). In the event that the bank holds such bonds for longer than a specified period of time, usually 90-180 days, the bank has the right additionally to demand accelerated repayment of bond principal, usually through payment of equal installments over a period of not less than five years. In the event that a municipal obligor is unable to pay interest accruing at the bank bond rate or to pay principal during the shortened amortization period, a claim could be submitted to the insurer under its financial guaranty policy. As of August 9, 2011, the Company had insured approximately $1.0 billion of par of VRDO issued by municipal obligors rated BBB- or lower pursuant to the Company’s internal rating. For a number of such obligations, a downgrade of the insurer below A+, in the case of S&P, or below A1, in the case of Moody’s Investor Services, Inc. (“Moody’s”), triggers the ability of the bank to notify bondholders of the termination of the liquidity facility and to demand accelerated repayment of bond principal over a period of five to ten years. The specific terms relating to the rating levels that trigger the bank’s termination right, and whether it is triggered by a downgrade by one rating agency or a downgrade by all rating agencies then rating the insurer, vary depending on the transaction. See also Note 14 for a discussion of the impact of a downgrade in the financial strength rating on the Company’s insured leveraged lease transactions.

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

Fair value is based on quoted market prices, where available. If listed prices or quotes are not available, fair value is based on either internally developed models that primarily use, as inputs, market-based or independently sourced market parameters, including but not limited to yield curves, interest rates and debt prices or with the assistance of an independent third party using a discounted cash flow approach and the third party’s proprietary pricing models. In addition to market information, models also incorporate transaction details, such as maturity of the instrument and contractual features designed to reduce the Company’s credit exposure such as collateral rights.

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness, constraints on liquidity and unobservable parameters. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company continues to refine its methodologies. During Second Quarter 2011, no changes were made to the Company’s valuation models that had or are expected to have a material impact on the Company’s consolidated balance sheets or statements of operations and comprehensive income.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

The Company’s methods for calculating fair value produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. The use of different methodologies or assumptions to determine fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

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

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”)” (Topic 820: Fair Value Measurement). ASU 2011-04 develops common requirements for measuring fair value and for disclosing information about fair value measurements to improve the comparability of financial statements prepared in accordance with U.S. GAAP and IFRSs. ASU 2011-04 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011, which corresponds to the Company’s first quarter of fiscal year 2012. Early application by public entities is not permitted. Accordingly, the Company has not yet adopted this guidance and is evaluating the impact of this pronouncement.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

Financial Instruments Carried at Fair Value

Amounts recorded at fair value in the Company’s financial statements are included in the tables below.

Fair Value Hierarchy of Financial Instruments Carried at Fair Value

As of June 30, 2011

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
	(restated)	(restated)		(restated)
Assets:
Investment portfolio, available-for-sale:
Fixed maturity securities
U.S. government and agencies	$975.3	$—	$975.3	$—
Obligations of state and political subdivisions	5,184.2	—	5,184.2	—
Corporate securities	1,065.5	—	1,065.5	—
Mortgage-backed securities:
RMBS	1,217.5	—	1,129.5	88.0
Commercial Mortgage-Backed Securities (“CMBS”)	516.1	—	516.1	—
Asset-backed securities	560.9	—	287.0	273.9
Foreign government securities	344.7	—	344.7	—
Total fixed maturity securities	9,864.2	—	9,502.3	361.9
Short-term investments	1,105.6	164.8	940.8	—
Other invested assets(1)	37.9	0.4	25.5	12.0
Credit derivative assets	603.9	—	—	603.9
FG VIEs’ assets, at fair value	3,492.2	—	—	3,492.2
Other assets	49.3	29.5	19.8	—
Total assets carried at fair value	$15,153.1	$194.7	$10,488.4	$4,470.0
Liabilities:
Credit derivative liabilities	$2,791.4	$—	$—	$2,791.4
FG VIEs’ liabilities with recourse, at fair value	2,848.9	—	—	2,848.9
FG VIEs’ liabilities without recourse, at fair value	1,282.5	—	—	1,282.5
Total liabilities carried at fair value	$6,922.8	$—	$—	$6,922.8

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

Fair Value Hierarchy of Financial Instruments Carried at Fair Value

As of December 31, 2010

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
	(restated)	(restated)		(restated)
Assets:
Investment portfolio, available-for-sale:
Fixed maturity securities
U.S. government and agencies	$1,048.2	$—	$1,048.2	$—
Obligations of state and political subdivisions	4,959.9	—	4,959.9	—
Corporate securities	992.5	—	992.5	—
Mortgage-backed securities:
RMBS	1,171.1	—	1,071.7	99.4
CMBS	379.1	—	379.1	—
Asset-backed securities	502.9	—	292.7	210.2
Foreign government securities	348.6	—	348.6	—
Total fixed maturity securities	9,402.3	—	9,092.7	309.6
Short-term investments	1,055.6	277.4	778.2	—
Other invested assets(1)	33.3	0.2	21.4	11.7
Credit derivative assets	592.9	—	—	592.9
FG VIEs’ assets, at fair value	3,657.5	—	—	3,657.5
Other assets	44.4	25.7	18.7	—
Total assets carried at fair value	$14,786.0	$303.3	$9,911.0	$4,571.7
Liabilities:
Credit derivative liabilities	$2,462.8	$—	$—	$2,462.8
FG VIEs’ liabilities with recourse, at fair value	3,030.9	—	—	3,030.9
FG VIEs’ liabilities without recourse, at fair value	1,337.2	—	—	1,337.2
Other liabilities	0.1	—	0.1	—
Total liabilities carried at fair value	$6,831.0	$—	$0.1	$6,830.9

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

Fair Value Level 3 Roll Forward

Recurring Basis

	Second Quarter 2011
	Fixed Maturity Securities				FG VIEs’		Credit Derivative		FG VIEs’	FG VIEs’
	RMBS		Asset- Backed Securities	Other Invested Assets	Assets at Fair Value		Asset (Liability), net(5)		Liabilities with Recourse, at Fair Value	Liabilities without Recourse, at Fair Value
	(in millions)
	(restated)						(restated)		(restated)
Fair value at March 31, 2011	$210.1		$232.1	$2.2	$3,679.0		$(2,140.0)		$(2,874.2)	$(1,373.0)
Total pretax realized and unrealized gains/(losses) recorded in(1)
Net income (loss)	(35.2	)(2)	2.1 (2)	—	(211.6	)(3)	(64.8	)(6)	14.9 (3)	86.5 (3)
Other comprehensive income (loss)	(16.9)		(7.3)	(0.2)	—		—		—	—
Purchases	1.6		47.1	—	—		—		—	—
Issuances	—		—	—	—		—		—	—
Sales	(8.0)		(0.1)	—	—		—		—	—
Settlements	—		—	—	(257.6)		17.3		282.8	67.1
FG VIE consolidations	(63.6)		—	—	282.4		—		(272.4)	(63.1)
Fair value at June 30, 2011	$88.0		$273.9	$2.0	$3,492.2		$(2,187.5)		$(2,848.9)	$(1,282.5)
Change in unrealized gains/(losses) related to financial instruments held at June 30, 2011	$(16.9)		$(7.3)	$(0.2)	$(84.7)		$(28.9)		$(7.1)	$52.9

	Second Quarter 2010
	Fixed Maturity Securities						FG VIEs’		Credit Derivative	FG VIEs’	FG VIEs’
	RMBS		Asset- Backed Securities		Other Invested Assets		Assets at Fair Value		Asset (Liability), net(5)	Liabilities with Recourse, at Fair Value	Liabilities without Recourse, at Fair Value
	(in millions)
										(restated)
Fair value at March 31, 2010	$79.3		$222.7		$4.4		$1,868.6		$(1,284.9)	$(2,085.2)	$(205.7)
Total pretax realized and unrealized gains/(losses) recorded in(1)
Net income (loss)	5.2	(2)	(14.6	)(2)	(0.1	)(4)	(19.1	)(3)	73.5 (6)	21.9 (3)	(2.4	)(3)
Other comprehensive income (loss)	(41.4)		8.5		(0.2)		—		—	—	—
Purchases, issuances, sales, settlements, net	51.1		13.7		(1.5)		(53.6)		(63.5)	27.3	23.2
Consolidations, Deconsolidations, net	—		—		—		48.8		—	(71.5)	—
Transfers in and/or out of Level 3(7)	8.7		—		—		—		—	—	—
Fair value at June 30, 2010	$102.9		$230.3		$2.6		$1,844.7		$(1,274.9)	$(2,107.5)	$(184.9)
Change in unrealized gains/(losses) related to financial instruments held at June 30, 2010	$(41.4)		$8.5		$—		$36.1		$36.7	$(131.0)	$5.3

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

	Six Months 2011
	Fixed Maturity Securities					FG VIEs’		Credit Derivative		FG VIEs’	FG VIEs’ Liabilities
	RMBS		Asset- Backed Securities		Other Invested Assets	Assets at Fair Value		Asset (Liability), net(5)		Liabilities with Recourse, at Fair Value	without Recourse, at Fair Value
	(in millions)
	(restated)							(restated)		(restated)
Fair value at December 31, 2010	$99.4		$210.2		$2.3	$3,657.5		$(1,869.9)		$(3,030.9)	$(1,337.2)
Total pretax realized and unrealized gains/(losses) recorded in(1):
Net income (loss)	(31.3	)(2)	3.7	(2)	—	22.8	(3)	(301.0	)(6)	3.8 (3)	(49.0	)(3)
Other comprehensive income (loss)	(47.7)		13.0		(0.3)	—		—		—	—
Purchases	152.2		47.1		—	—		—		—	—
Sales	(21.0)		(0.1)		—	—		—		—	—
Settlements	—		—		—	(470.5)		(16.6)		450.6	166.8
FG VIE Consolidations	(63.6)		—		—	282.4		—		(272.4)	(63.1)
Fair value at June 30, 2011	$88.0		$273.9		$2.0	$3,492.2		(2,187.5)		$(2,848.9)	$(1,282.5)
Change in unrealized gains/(losses) related to financial instruments held at June 30, 2011	$(47.7)		$13.0		$(0.3)	$263.6		$(311.7)		$(43.0)	$(119.1)

	Six Months 2010
	Fixed Maturity Securities					FG VIEs’		Credit Derivative	FG VIEs’	FG VIEs’ Liabilities
	RMBS		Asset- Backed Securities		Other Invested Assets	Assets at Fair Value		Asset (Liability), net(5)	Liabilities with Recourse, at Fair Value	without Recourse, at Fair Value
	(in millions)
									(restated)
Fair value at December 31, 2009	$—		$203.9		$0.2	$—		$(1,542.1)	$—	$—
Adoption of new accounting standard	—		—		—	1,925.3		—	(2,110.9)	(226.0)
Fair value at January 1, 2010	—		203.9		0.2	1,925.3		(1,542.1)	(2,110.9)	(226.0)
Total pretax realized and unrealized gains/(losses) recorded in(1):
Net income (loss)	5.6	(2)	(15.2	)(2)	—	(14.9	)(3)	352.3 (6)	12.3 (3)	(7.5	)(3)
Other comprehensive income (loss)	(59.6)		9.1		(0.2)	—		—	—	—
Purchases, issuances, sales, settlements, net	93.1		13.7		2.6	(114.5)		(85.1)	62.6	48.6
Consolidations, Deconsolidations, net	—		—		—	48.8		—	(71.5)	—
Transfers in and/or out of Level 3(7)	63.8		18.8		—	—		—	—	—
Fair value at June 30, 2010	$102.9		$230.3		$2.6	$1,844.7		$(1,274.9)	$(2,107.5)	$(184.9)
Change in unrealized gains/(losses) related to financial instruments held at June 30, 2010	$(59.6)		$9.1		$—	$96.5		$294.6	$(185.8)	$1.9

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

(7)                                     After analyzing prices provided by a third party pricing service, the Company determined it was necessary to reduce the pricing on one security based on the Company’s own cash flow analysis which was deemed a level 3.

The carrying amount and estimated fair value of financial instruments are presented in the following table:

Fair Value of Financial Instruments

	As of June 30, 2011		As of December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
	(restated)	(restated)	(restated)	(restated)
Assets:
Fixed maturity securities	$9,864.2	$9,864.2	$9,402.3	$9,402.3
Short-term investments	1,105.6	1,105.6	1,055.6	1,055.6
Other invested assets	252.8	263.6	259.8	269.7
Credit derivative assets	603.9	603.9	592.9	592.9
FG VIE’s assets, at fair value	3,492.2	3,492.2	3,657.5	3,657.5
Other assets	49.3	49.3	44.4	44.4
Liabilities:
Financial guaranty insurance contracts(1)	4,843.4	4,027.0	4,777.6	5,582.8
Long-term debt(2)	1,046.4	1,163.9	1,052.9	1,074.5
Credit derivative liabilities	2,791.4	2,791.4	2,462.8	2,462.8
FG VIEs’ liabilities with recourse, at fair value	2,848.9	2,848.9	3,030.9	3,030.9
FG VIEs’ liabilities without recourse, at fair value	1,282.5	1,282.5	1,337.2	1,337.2

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

7. Financial Guaranty Contracts Accounted for as Credit Derivatives

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

Credit derivative transactions are governed by ISDA documentation and have some different characteristics from financial guaranty insurance contracts. For example, the Company’s control rights with respect to a reference obligation under a credit derivative may be more limited than when the Company issues a financial guaranty insurance contract. In addition, while the Company’s exposure under credit derivatives, like the Company’s exposure under financial guaranty insurance contracts, has been generally for as long as the reference obligation remains outstanding, unlike financial guaranty

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

contracts, a credit derivative may be terminated for a breach of the ISDA documentation or other specific events. A loss payment is made only upon the occurrence of one or more defined credit events with respect to the referenced securities or loans. A credit event may be a non-payment event such as a failure to pay, bankruptcy or restructuring, as negotiated by the parties to the credit derivative transactions. If events of default or termination events specified in the credit derivative documentation were to occur, the non-defaulting or the non-affected party, which may be either the Company or the counterparty, depending upon the circumstances, may decide to terminate a credit derivative prior to maturity. The Company may be required to make a termination payment to its swap counterparty upon such termination. The Company may not unilaterally terminate a CDS contract; however, the Company has mutually agreed with various counterparties to terminate certain CDS transactions. See “Net Change in Fair Value of Credit Derivatives.”

Credit Derivative Net Par Outstanding by Sector

The estimated remaining weighted average life of credit derivatives was 4.6 years at June 30, 2011 and 4.9 years at December 31, 2010. The components of the Company’s credit derivative net par outstanding are presented below.

Credit Derivatives Net Par Outstanding

	As of June 30, 2011				As of December 31, 2010
Asset Type	Net Par Outstanding	Original Subordination (1)	Current Subordination (1)	Weighted Average Credit Rating	Net Par Outstanding	Original Subordination (1)	Current Subordination (1)	Weighted Average Credit Rating
	(dollars in millions)
Pooled corporate obligations:
Collateralized loan obligations/Collateralized bond obligations	$41,006	32.5%	31.7%	AAA	$45,953	32.2%	30.4%	AAA
Synthetic investment grade pooled corporate	14,496	19.4	17.8	AAA	14,905	19.2	17.6	AAA
Synthetic high-yield pooled corporate	7,534	34.7	30.3	AA-	8,249	39.4	34.6	AA+
Trust preferred securities collateralized debt obligations	4,784	46.6	31.6	BB+	5,757	46.8	32.0	BB+
Market value collateralized debt obligations of corporate obligations	4,659	33.8	40.8	AAA	5,069	36.0	42.9	AAA
Total pooled corporate obligations	72,479	31.1	29.3	AAA	79,933	31.7	29.3	AAA
U.S. RMBS:
Option ARM and Alt-A first lien	4,419	19.6	15.1	B+	4,767	19.7	17.0	B+
Subprime first lien (including net interest margin)	4,230	30.0	53.9	A+	4,460	27.9	50.4	A+
Prime first lien	429	10.9	9.5	B	468	10.9	10.3	B
Closed-end second lien and HELOCs(2)	69	—	—	B	81	—	—	B
Total U.S. RMBS	9,147	23.9	32.6	BBB-	9,776	23.1	32.4	BBB-
CMBS	4,517	33.8	39.4	AAA	6,751	29.8	31.3	AAA
Other	11,862	—	—	A	13,311	—	—	A+
Total	$98,005			AA+	$109,771			AA+

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

The Company’s exposure to pooled corporate obligations is highly diversified in terms of obligors and, except in the case of collateralized debt obligations backed by trust preferred securities (“TruPS CDOs”), industries. Most pooled corporate transactions are structured to limit exposure to any given obligor and industry. The majority of the Company’s pooled corporate exposure consists of collateralized loan obligations (“CLOs”) or synthetic pooled corporate obligations. Most of these CLOs have an average obligor size of less than 1% of the total transaction and typically restrict the maximum exposure to any one industry to approximately 10%. The Company’s exposure also benefits from embedded credit enhancement in the transactions, which allows a transaction to sustain a certain level of losses in the underlying collateral, further insulating the Company from industry-specific concentrations of credit risk on these deals.

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

The Company’s exposure to “Other” CDS contracts is also highly diversified. It includes $3.6 billion of exposure to three pooled infrastructure transactions comprising diversified pools of international infrastructure project transactions and loans to regulated utilities. These pools were all structured with underlying credit enhancement sufficient for the Company to attach at super senior AAA levels. The remaining $8.3 billion of exposure in “Other” CDS contracts comprises numerous deals typically structured with significant underlying credit enhancement and spread across various asset classes, such as commercial receivables, international RMBS securities, infrastructure, regulated utilities and consumer receivables.

The following table summarizes net par outstanding by rating of the credit derivatives portfolio.

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	June 30, 2011		December 31, 2010
Ratings	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
Super Senior	$27,321	27.9%	$29,344	26.7%
AAA	44,074	45.0	50,214	45.7
AA	6,392	6.5	8,138	7.4
A	6,506	6.6	7,405	6.7
BBB	5,276	5.4	6,312	5.8
BIG	8,436	8.6	8,358	7.7
Total credit derivative net par outstanding	$98,005	100.0%	$109,771	100.0%

The following tables present details about the Company’s U.S. RMBS CDS by vintage.

U.S. Residential Mortgage-Backed Securities

	June 30, 2011				Net Change in Unrealized Gain (Loss)
Vintage	Net Par Outstanding (in millions)	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Internal Rating	Second Quarter 2011	Six Months 2011
					(in millions)
					(restated)	(restated)
2004 and Prior	$155	6.2%	19.3%	A-	$0.3	$(3.0)
2005	2,709	30.3	64.0	AA	1.9	(17.2)
2006	1,693	29.1	35.4	BBB+	(60.3)	(101.0)
2007	4,590	18.6	12.7	B	7.0	(220.7)
Total	$9,147	23.9%	32.6%	BBB-	$(51.1)	$(341.9)

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

(1)                                  Represents the sum of subordinate tranches and overcollateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

The following table presents additional details about the Company’s CMBS transactions by vintage:

Commercial Mortgage-Backed Securities

	June 30, 2011				Net Change in Unrealized Gain (Loss)
Vintage	Net Par Outstanding (in millions)	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Internal Rating	Second Quarter 2011	Six Months 2011
					(in millions)
2004 and Prior	$241	29.6%	56.8%	AAA	$(0.1)	$(0.2)
2005	677	17.8	26.4	AAA	—	—
2006	2,184	33.5	38.7	AAA	10.3	10.9
2007	1,415	42.6	43.6	AAA	(0.4)	(0.2)
Total	$4,517	33.8%	39.4%	AAA	$9.8	$10.5

(1)                                  Represents the sum of subordinate tranches and overcollateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

Net Change in Fair Value of Credit Derivatives

The following table disaggregates the components of net change in fair value of credit derivatives.

Net Change in Fair Value of Credit Derivatives Gain (Loss)

	Second Quarter		Six Months
	2011	2010	2011	2010
	(in millions)
	(restated)		(restated)
Net credit derivative premiums received and receivable	$47.6	$50.7	$107.2	$104.4
Net ceding commissions (paid and payable) received and receivable	0.8	1.1	2.2	2.1
Realized gains on credit derivatives	48.4	51.8	109.4	106.5
Termination losses	(22.5)	—	(22.5)	—
Net credit derivative losses (paid and payable) recovered and recoverable	(36.7)	(13.4)	(62.3)	(41.4)
Total realized gains and other settlements on credit derivatives	(10.8)	38.4	24.6	65.1
Net unrealized gains (losses) on credit derivatives	(54.0)	35.1	(325.6)	287.2
Net change in fair value of credit derivatives	$(64.8)	$73.5	$(301.0)	$352.3

In Second Quarter 2011 and Six Months 2011, CDS contracts totaling $5.2 billion and $7.7 billion, respectively, in net par were terminated. The Company received $6.1 million and $21.6 million in Second Quarter 2011 and Six Months 2011, respectively, which represent the acceleration of future premium revenues for the terminated CDS and are included in the table above in the “net credit derivative premiums received and receivable” line item. In addition, the Company paid $22.5 million to terminate several CMBS CDS transactions which carried high rating agency capital charges. Changes in the fair value of credit derivatives occur primarily because of changes in interest rates, credit spreads, credit ratings of the referenced entities, realized gains and other settlements, and the issuing company’s own credit rating, credit spreads and other market factors. Except for estimated credit impairments (i.e., net expected payments), the unrealized gains and losses on credit derivatives is expected to reduce to zero as the exposure approaches its maturity date. During Second Quarter 2011 and 2010, the Company made $30.2 million and $13.0 million in claim payments on credit derivatives, respectively. During Six Months 2011 and 2010, the Company made $43.2 million and $41.0 million in claim payments on credit derivatives, respectively. With considerable volatility continuing in the market, unrealized gains (losses) on credit derivatives may fluctuate significantly in future periods.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

Net Unrealized Gains (Losses) on Credit Derivatives

By Sector

	Second Quarter		Six Months
Asset Type	2011	2010	2011	2010
	(in millions)
	(restated)		(restated)
Pooled corporate obligations:
CLOs/Collateralized bond obligations	$(3.6)	$1.8	$(1.6)	$3.3
Synthetic investment grade pooled corporate	(0.8)	3.6	9.7	(4.0)
Synthetic high-yield pooled corporate	3.5	(5.9)	0.7	14.5
TruPS CDOs	(15.5)	35.5	(36.3)	65.2
Market value CDOs of corporate obligations	(5.2)	(0.1)	(5.3)	0.3
Total pooled corporate obligations	(21.6)	34.9	(32.8)	79.3
U.S. RMBS:
Option ARM and Alt-A first lien	28.1	9.6	(239.5)	160.5
Subprime first lien (including net interest margin)	(67.2)	0.3	(91.3)	0.9
Prime first lien	(12.8)	5.2	(12.2)	19.4
Closed-end second lien and HELOCs	0.8	(14.3)	1.1	(5.9)
Total U.S. RMBS	(51.1)	0.8	(341.9)	174.9
CMBS	9.8	0.3	10.5	9.8
Other(1)	8.9	(0.9)	38.6	23.2
Total	$(54.0)	$35.1	$(325.6)	$287.2

(1)                                  “Other” includes all other U.S. and international asset classes, such as commercial receivables, international infrastructure, international RMBS securities and pooled infrastructure securities.

Components of Credit Derivative Assets (Liabilities)

	As of June 30, 2011	As of December 31, 2010
	(in millions)
	(restated)	(restated)
Credit derivative assets	$603.9	$592.9
Credit derivative liabilities	(2,791.4)	(2,462.8)
Net fair value of credit derivatives	$(2,187.5)	$(1,869.9)

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

Net Fair Value and Expected Losses of Credit Derivatives by Sector

As of June 30, 2011

Asset Type	Credit Derivative Asset (Liability), net	Present Value of Expected Claim (Payments) Recoveries(2)
	(in millions)
	(restated)
Pooled corporate obligations:
CLOs/ Collateralized bond obligations	$(12.0)	$—
Synthetic investment grade pooled corporate	(29.8)	—
Synthetic high-yield pooled corporate	(14.3)	(5.5)
TruPS CDOs	(62.1)	(56.7)
Market value CDOs of corporate obligations	(1.9)	—
Total pooled corporate obligations	(120.1)	(62.2)
U.S. RMBS:
Option ARM and Alt-A first lien	(1,162.1)	(263.5)
Subprime first lien (including net interest margin)	(111.6)	(124.5)
Prime first lien	(103.4)	—
Closed-end second lien and HELOCs	(24.3)	4.6
Total U.S. RMBS	(1,401.4)	(383.4)
CMBS	(4.5)	—
Other(1)	(661.5)	(91.6)
Total	$(2,187.5)	$(537.2)

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

In Second Quarter 2011, U.S. RMBS unrealized fair value losses were generated primarily in the prime first lien and subprime RMBS sectors due to wider implied net spreads. The wider implied net spreads were a result of price deterioration as well as the decreased cost to buy protection in AGC’s name as the market cost of AGC’s credit protection declined. These transactions were pricing above their floor levels (or the minimum rate at which the Company would consider assuming these risks based on historical experience); therefore when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, declined the implied spreads that the Company would expect to receive on these transactions increased. The unrealized fair value gains in the Option ARM and Alt-A first lien sectors, were a result of an increase in fair value attributable to R&W benefits on several Alt-A first lien and Option ARM credit derivative transactions, as a result of a recent settlement with a CDS counterparty. The unrealized fair value gains in the Alt-A first lien and Option ARM sectors were partially offset by wider implied net spreads on these transactions, which resulted from the decreased cost to buy protection in AGC’s name. The cost of AGM’s credit protection also declined during the quarter, but did not lead to significant fair value losses, as the majority of AGM policies continue to price at floor levels.

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

Effect of the Company’s Credit Spread on Credit Derivatives Fair Value

	As of June 30, 2011	As of March 31, 2011	As of December 31, 2010	As of June 30, 2010	As of March 31, 2010	As of December 31, 2009
	(dollars in millions)
	(restated)	(restated)	(restated)
Quoted price of CDS contract (in basis points):
AGC	634	724	804	1,010	734	634
AGM	472	660	650	802	468	541
Fair value of asset/ (liability) of credit derivatives:
Before considering implication of the Company’s credit spreads	$(5,428.9)	$(5,578.8)	$(5,539.3)	$(5,636.3)	$(5,253.5)	$(5,830.8)
After considering implication of the Company’s credit spreads	$(2,187.5)	$(2,140.0)	$(1,869.9)	$(1,274.9)	$(1,284.9)	$(1,542.1)

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

The fair value of CDS contracts at June 30, 2011, before considering the implications of AGC’s and AGM’s credit spreads, is a direct result of continued wide credit spreads in the fixed income security markets, and ratings downgrades. The asset classes that remain most affected are recent vintages of subprime RMBS and Alt-A first lien deals, as well as trust-preferred securities. When looking at June 30, 2011 compared with December 31, 2010, there was widening of spreads relating to the Company’s Alt-A first lien and subprime RMBS transactions, which was substantially offset by a narrowing of spreads in the Company’s pooled corporate obligation asset classes as well as for policies guaranteeing XXX life securitization transactions included in the Company’s Other asset class. The gain of approximately $102.5 million, before taking into account AGC’s or AGM’s credit spreads, was primarily a result of the Company factoring in the fair value of R&W benefits, as they relate to the Company’s CDS contracts. The fair value of these benefits increased significantly over the period as a result of the Company’s recent agreement with a CDS counterparty.

Management believes that the trading level of AGC’s and AGM’s credit spreads are due to the correlation between AGC’s and AGM’s risk profile and the current risk profile of the broader financial markets and to increased demand for credit protection against AGC and AGM as the result of its financial guaranty volume, as well as the overall lack of liquidity in the CDS market. Offsetting the benefit attributable to AGC’s and AGM’s credit spread were declines in fixed income security market prices primarily attributable to widening spreads in certain markets as a result of the continued deterioration in credit markets and some credit rating downgrades. The higher credit spreads in the fixed income security market are due to the lack of liquidity in the high-yield CDO and CLO markets as well as continuing market concerns over the most recent vintages of subprime RMBS.

Ratings Sensitivities of Credit Derivative Contracts

AGC has $2.7 billion in CDS par insured that have rating triggers that allow the CDS counterparty to terminate in the case of a rating downgrade of AGC. If the ratings of AGC were reduced below certain levels and the Company’s counterparty elected to terminate the CDS, the Company could be required to make a termination payment on certain of its credit derivative contracts, as determined under the relevant documentation. Under certain documents, the Company may have the right to cure the termination event by posting collateral, assigning its rights and obligations in respect of the transactions to a third party or seeking a third party guaranty of the obligations of the Company. The Company currently has three ISDA master agreements under which the applicable counterparty could elect to terminate transactions upon a rating downgrade of AGC. If AGC’s ratings were downgraded to BBB- or Baa3, $89 million in par insured could be terminated by one counterparty; and if AGC’s ratings were downgraded to BB+ or Ba1, approximately $2.6 billion in par insured could be terminated by the other two counterparties. The Company does not believe that it can accurately estimate the termination payments it could be required to make if, as a result of any such downgrade, a CDS counterparty terminated its CDS contracts with the Company. These payments could have a material adverse effect on the Company’s liquidity and financial condition.

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

AGM and AGC are not primarily liable for the debt obligations issued by the FG VIEs it insures and would only be required to make payments on these debt obligations that it has insured in the event that the issuer of such debt obligations defaults on any principal or interest due. AGL’s and its Subsidiaries’ creditors do not have any rights with regard to the assets of the VIEs. Fair value gains and losses on FG VIEs are expected to reverse to zero at maturity of the VIE debt, except for claim payments paid by AGC or AGM under the financial guaranty insurance contract. The Company’s estimate of expected loss to be paid for FG VIEs is included in Note 5.

During Second Quarter 2011, the Company determined that, based on the assessment of its control rights over servicer or collateral manager replacement, given that servicing/managing collateral were deemed to be the FG VIEs’ most significant activities, eight additional VIEs required consolidation, bringing the total consolidated VIEs to 35 at June 30, 2011. This resulted in an increase in FG VIEs’ assets of $254.8 million, an increase in FG VIEs’ liabilities of $305.2 million and a net loss on consolidation of $95.3 million, which was included in “net change in fair value of FG VIEs” in the consolidated statement of operations. In addition, debt on two FG VIEs was fully paid off during Second Quarter 2011.

The total unpaid principal balance for the FG VIEs’ assets that were 90 days or more past due was approximately $1,245.4 million and $1,199.1 million as of June 30, 2011 and December 31, 2010, respectively. The change in the instrument-specific credit risk of the FG VIEs’ assets for the Second Quarter 2011 and 2010 and Six Months 2011 and 2010 were losses of $861.9 million, $44.1 million, $478.7 million and $95.4 million, respectively. The difference between the aggregate unpaid principal and aggregate fair value of the FG VIEs’ liabilities was approximately $2,663.8 million and $2,053.0 million at June 30, 2011 and December 31, 2010, respectively.

The financial reports of the consolidated FG VIEs are prepared by outside parties and are not available within the time constraints that the Company requires to ensure the financial accuracy of the operating results. As such, the financial results of the FG VIEs are consolidated on a one-quarter lag; however, the Company does adjust the financial statements for the effects of material events occurring from the lag period until the balance sheet date. The Company has elected the fair value option for assets and liabilities classified as FG VIEs’ assets and liabilities. Upon consolidation of FG VIEs, the Company elected the fair value option because the carrying amount transition method was not practical.

Consolidated FG VIEs

By Type of Collateral

	As of June 30, 2011		As of December 31, 2010
	Assets	Liabilities	Assets	Liabilities
	(in millions)
		(restated)		(restated)
HELOCs	$780.4	$1,092.1	$857.1	$1,126.1
First liens:
Alt-A	173.6	165.4	—	—
Subprime	466.2	555.6	528.7	616.5
Option ARM	651.1	850.9	626.6	909.4
Alt-A second liens	760.6	807.1	747.4	818.4
Automobile loans	333.3	333.3	486.8	486.8
Life insurance	327.0	327.0	304.8	304.8
Credit card loans	—	—	106.1	106.1
Total	$3,492.2	$4,131.4	$3,657.5	$4,368.1

The table below shows the income statement impact of the consolidated FG VIEs:

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

Effect of Consolidating FG VIEs on Net Income

and Shareholders’ Equity

	Second Quarter		Six Months
	2011	2010	2011	2010
	(in millions)
	(restated)	(restated)	(restated)	(restated)
Net earned premiums	$(18.3)	$(10.7)	$(37.4)	$(21.6)
Net investment income	(0.4)	—	(0.7)	—
Net realized investment gains (losses)	0.2	—	0.5	—
Net change in fair value of financial guaranty variable interest entities	(174.3)	(27.4)	(54.7)	(36.3)
Loss and loss adjustment expenses	16.9	10.1	67.6	34.2
Total pretax effect on net income	(175.9)	(28.0)	(24.7)	(23.7)
Less: tax provision (benefit)	(61.6)	(9.8)	(8.6)	(8.3)
Total effect on net income	(114.3)	$(18.2)	(16.1)	$(15.4)

	As of June 30, 2011	As of December 31, 2010
	(in millions)
	(restated)	(restated)
Total effect on shareholders’ equity	$(342.6)	$(371.4)

(1)                                 Includes the effect of initially consolidating and/or deconsolidating VIEs based on changes in AGM’s and AGC’s assessment of its control rights over servicer or collateral manager replacement during the period.

The table below summarizes the contractual obligations, of the consolidated FG VIEs’ liabilities with recourse.

Contractual Maturity Schedule of FG VIE Liabilities with Recourse

Gross Par Outstanding

Contractual Maturity	As of June 30, 2011
(in millions)

2012	$15.8
2013	25.4
2014	199.6
2015	—
Thereafter	3,907.4
Total	$4,148.2

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

9. Investments

Fixed Maturity Securities and Short-Term Investments

Net Investment Income

	Second Quarter		Six Months
	2011	2010	2011	2010
	(in millions)
	(restated)
Income from fixed maturity securities	$103.1	$92.6	$201.6	$179.8
Income from short-term investments	0.3	—	0.6	(0.4)
Gross investment income	103.4	92.6	202.2	179.4
Investment expenses	(2.3)	(1.7)	(5.0)	(4.2)
Net investment income	$101.1	$90.9	$197.2	$175.2

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
Other-than-temporary impairment (“OTTI”):
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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

Fixed Maturity Securities and Short-Term Investments

by Security Type

	As of June 30, 2011
Investments Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Gain (Loss) on Securities with OTTI(2)	Weighted Average Credit Quality(3)
	(dollars in millions)
		(restated)		(restated)	(restated)
Fixed maturity securities:
U.S. government and agencies	9%	$926.1	$49.4	$(0.2)	$975.3	$—	AAA
Obligations of state and political subdivisions	47	5,038.7	162.3	(16.8)	5,184.2	1.8	AA
Corporate securities	10	1,045.7	28.7	(8.9)	1,065.5	(0.2)	AA-
Mortgage-backed securities(4):
RMBS	11	1,208.8	59.9	(51.2)	1,217.5	(23.0)	AA+
CMBS	5	498.8	17.7	(0.4)	516.1	2.7	AAA
Asset-backed securities	5	540.4	26.0	(5.5)	560.9	19.6	BBB
Foreign government securities	3	337.6	8.1	(1.0)	344.7	—	AAA
Total fixed maturity securities	90	9,596.1	352.1	(84.0)	9,864.2	0.9	AA
Short-term investments	10	1,105.6	—	—	1,105.6	—	AAA
Total investment portfolio	100%	$10,701.7	$352.1	$(84.0)	$10,969.8	$0.9	AA

	As of December 31, 2010 (restated)
Investments Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Gain (Loss) on Securities with OTTI(2)	Weighted Average Credit Quality(3)
	(dollars in millions)
Fixed maturity securities:
U.S. government and agencies	10%	$1,000.3	$48.3	$(0.4)	$1,048.2	$—	AAA
Obligations of state and political subdivisions	48	4,922.0	99.9	(62.0)	4,959.9	(1.4)	AA
Corporate securities	9	980.1	25.2	(12.8)	992.5	0.2	AA-
Mortgage-backed securities(4):
RMBS	11	1,158.9	56.5	(44.3)	1,171.1	(8.6)	AA
CMBS	4	365.7	14.8	(1.4)	379.1	2.5	AAA
Asset-backed securities	5	498.2	9.9	(5.2)	502.9	(4.1)	BBB+
Foreign government securities	3	349.5	5.3	(6.2)	348.6	—	AA+
Total fixed maturity securities	90	9,274.7	259.9	(132.3)	9,402.3	(11.4)	AA
Short-term investments	10	1,055.3	0.3	—	1,055.6	—	AAA
Total investment portfolio	100%	$10,330.0	$260.2	$(132.3)	$10,457.9	$(11.4)	AA

(1)                                 Based on amortized cost.

(2)                                 Accumulated OCI (“AOCI”).

(3)                                 Ratings in the tables above represent the lower of the Moody’s and S&P classifications except for bonds purchased for loss mitigation or risk management strategies, which use internal ratings classifications. The Company’s portfolio consists primarily of high-quality, liquid instruments.

(4)                                 As of June 30, 2011 and December 31, 2010, respectively, approximately 63% and 64% of the Company’s total mortgage-backed securities were government-agency obligations.

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

The Company’s investment portfolio in tax-exempt and taxable municipal securities includes issuances by a wide number of municipal authorities across the U.S. and its territories. This is a high quality portfolio of municipal securities with an average rating of AA as of June 30, 2011 and December 31, 2010. Securities rated lower than A-/A3 by S&P or Moody’s are not eligible to be purchased for the Company’s portfolio. The Company reports the lowest of the rating agency ratings in its disclosures.

The following tables present the fair value of the Company’s available-for-sale municipal bond portfolio as of June 30, 2011 and December 31, 2010 by state, excluding $369.8 million and $478.3 million of pre-refunded bonds, respectively. The credit ratings are based on the underlying ratings and do not include any benefit from bond insurance.

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

The Company’s investment portfolio is managed by four outside managers. As municipal investments are a material portion of the Company’s overall investment portfolio, the Company has established detailed guidelines regarding credit quality, exposure to a particular sector and exposure to a particular obligor within a sector. Each of the portfolio managers perform independent analysis on every municipal security they purchase for the Company’s portfolio. The Company meets with each of its portfolio managers each quarter and reviews all investments with a change in credit rating as well as any investments on the manager’s watch list of securities with the potential for downgrade. The Company does not independently assign investments within the Company’s portfolio an individual rating.

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

Under certain derivative contracts, the Company is required to post eligible securities as collateral. The need to post collateral under these transactions is generally based on mark-to-market valuations in excess of contractual thresholds. The fair market value of the Company’s pledged securities totaled $768.6 million and $765.9 million as of June 30, 2011 and December 31, 2010, respectively.

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

AGM is a New York domiciled insurance company. Based on AGM’s statutory statements for Six Months 2011, the maximum amount available for payment of dividends by AGM without regulatory approval over the 12 months following June 30, 2011, was approximately $130.4 million. In connection with the AGMH Acquisition, the Company has committed to the New York Insurance Department that AGM would not pay any dividends for a period of two years from the Acquisition Date without the written approval of the New York Insurance Department.

AG Re is a Bermuda domiciled insurance company and its dividend distribution is governed by Bermuda law. The amount available at AG Re to pay dividends in 2011 in compliance with Bermuda law is $1,150 million. However, any distribution that results in a reduction of 15% of more of AG Re’s total statutory capital, as set out in its previous year’s financial statements, would require the prior approval of the Bermuda Monetary Authority. Dividends are limited by requirements that the subject company must at all times (i) maintain the minimum solvency margin required under the Insurance Act of 1978 and (ii) have relevant assets in an amount at least equal to 75% of relevant liabilities, both as defined under the Insurance Act of 1978. AG Re, as a Class 3B insurer, is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the Authority an affidavit stating that it will continue to meet the required margins. AG Re declared and paid $24.0 million during Six Months 2011 to its parent, AGL. AG Re did not declare or pay any dividends during Six Months 2010.

11. Income Taxes

Provision for Income Taxes

The Company and its Bermuda Subsidiaries, which include AG Re, Assured Guaranty Re Overseas Ltd. (“AGRO”), Assured Guaranty (Bermuda) Ltd. (formerly Financial Security Assurance International Ltd.) and Cedar Personnel Ltd., are not subject to any income, withholding or capital gains taxes under current Bermuda law. The Company has received an assurance from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, AGL and its Bermuda Subsidiaries will be exempt from taxation in Bermuda until March 31, 2035. The Company’s U.S. and United Kingdom (“U.K.”) subsidiaries are subject to income taxes imposed by U.S. and U.K. authorities, respectively, and file applicable tax returns. In addition, AGRO, a Bermuda domiciled company and Assured Guaranty (Europe) Ltd., a U.K. domiciled company, have elected under Section 953(d) of the U.S. Internal Revenue Code to be taxed as a U.S. domestic corporation.

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

The effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, U.K. subsidiaries taxed at the U.K. blended marginal corporate tax rate of 26.5%, and no taxes for the Company’s Bermuda holding company and subsidiaries. For periods subsequent to April 1, 2011, the U.K. corporation tax rate has been reduced to 26%, for periods prior to April 1, 2011 the U.K. corporation tax rate was 28%, resulting in a blended tax rate of 26.5%. Accordingly, the Company’s overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at statutory rates in taxable jurisdictions is presented below:

Effective Tax Rate Reconciliation

	Second Quarter		Six Months
	2011	2010	2011	2010
	(in millions)
	(restated)	(restated)	(restated)	(restated)
Expected tax provision (benefit) at statutory rates in taxable jurisdictions	$(33.0)	$91.0	$55.7	$223.5
Tax-exempt interest	(16.2)	(14.2)	(31.6)	(28.3)
Change in liability for uncertain tax positions	0.6	0.6	1.1	1.1
Other	0.9	0.5	2.0	1.4
Total provision (benefit) for income taxes	$(47.7)	$77.9	$27.2	$197.7
Effective tax rate	52.9%	30.3%	21.6%	27.8%

The expected tax provision at statutory rates in taxable jurisdictions is calculated as the sum of pretax income in each jurisdiction multiplied by the statutory tax rate of the jurisdiction by which it will be taxed. Pretax income of the Company’s subsidiaries which are not U.S. domiciled but are subject to U.S. tax by election or as controlled foreign corporations is included at the U.S. statutory tax rate. Where there is a pretax loss in one jurisdiction and pretax income in another, the total combined expected tax rate may be higher or lower than any of the individual statutory rates.

The following table presents pretax income and revenue by jurisdiction for the Second Quarter and Six Months 2011 and 2010.

Pretax Income (Loss) by Tax Jurisdiction(1)

	Second Quarter		Six Months
	2011	2010	2011	2010
	(in millions)
	(restated)	(restated)	(restated)	(restated)
United States	$(94.4)	$246.4	$158.9	$625.3
Bermuda	4.0	10.1	(33.9)	84.4
UK	0.1	0.5	0.2	0.6
Total	$(90.3)	$257.0	$125.2	$710.3

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

Revenue by Tax Jurisdiction(1)

	Second Quarter		Six Months
	2011	2010	2011	2010
	(in millions)
	(restated)	(restated)	(restated)	(restated)
United States	$75.7	$368.1	$369.4	$896.9
Bermuda	40.6	56.6	25.8	191.9
UK	—	—	0.1	—
Total	$116.3	$424.7	$395.3	$1,088.8

(1)                                  In the above tables, pretax income and revenues of the Company’s subsidiaries which are not U.S. domiciled but are subject to U.S. tax by election or as controlled foreign corporations are included in the U.S. amounts.

Pretax income by jurisdiction may be disproportionate to revenue by jurisdiction to the extent that insurance losses incurred are disproportionate.

Valuation Allowance

As of June 30, 2011 and December 31, 2010, net deferred tax assets for each period presented were $1,031.4 million and $1,259.1 million, respectively. The deferred tax assets for these periods consist primarily of the book and tax difference in treatment of unearned premium reserves, mark-to-market adjustments for CDS, loss reserves, and FG VIEs offset by net deferred tax liabilities. The Company came to the conclusion that it is more likely than not that its net deferred tax asset will be fully realizable after weighing all positive and negative evidence available as required under GAAP. The Company will continue to analyze the need for a valuation allowance on a quarter-to-quarter basis.

12. Reinsurance

The Company assumes exposure on insured obligations (“Assumed Business”) and cedes portions of its exposure on obligations it has insured (“Ceded Business”) in exchange for premiums, net of ceding commissions.

Assumed Business

The Company is party to reinsurance agreements as a reinsurer to other monoline financial guaranty insurance companies. Under these relationships, the Company assumes a portion of the ceding company’s insured risk in exchange for a premium. The Company may be exposed to risk in this portfolio in that the Company may be required to pay losses without a corresponding premium in circumstances where the ceding company is experiencing financial distress and is unable to pay premiums. The Company’s facultative and treaty agreements are generally subject to termination:

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

Direct, assumed, and ceded premium and loss and LAE amounts are presented below.

Direct, Assumed and Ceded Premium and Loss and LAE

	Second Quarter		Six Months
	2011	2010	2011	2010
	(in millions)
	(restated)	(restated)	(restated)	(restated)
Premiums Written:
Direct	$26.9	$102.0	$57.4	$195.7
Assumed(1)	(9.9)	(10.1)	(51.9)	(11.8)
Ceded(2)	0.4	6.5	4.4	58.1
Net	$17.4	$98.4	$9.9	$242.0
Premiums Earned:
Direct	$238.6	$309.4	$514.9	$636.1
Assumed	21.0	17.9	31.0	36.9
Ceded	(29.6)	(30.3)	(61.9)	(61.3)
Net	$230.0	$297.0	$484.0	$611.7
Loss and LAE:
Direct	$129.4	$77.3	$136.5	$220.2
Assumed	7.2	12.4	(5.8)	40.5
Ceded	(12.7)	(4.0)	(32.3)	(64.1)
Net	$123.9	$85.7	$98.4	$196.6

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

13. Commitments and Contingencies

Legal Proceedings

Litigation

Lawsuits arise in the ordinary course of the Company’s business. It is the opinion of the Company’s management, based upon the information available, that the expected outcome of litigation against the Company, individually or in the aggregate, will not have a material adverse effect on the Company’s financial position or liquidity, although an adverse

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

resolution of litigation against the Company in a quarter or fiscal year could have a material adverse effect on the Company’s results of operations in a particular quarter or fiscal year. In addition, in the ordinary course of their respective businesses, certain of the Company’s subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods. For example, as described in Note 5 (Financial Guaranty Insurance Contracts—Loss Estimation Process—Recovery Litigation), as of August 9, 2011, AGC and AGM have filed complaints against certain sponsors and underwriters of RMBS securities that AGC or AGM had insured, alleging, among other claims, that such persons had breached representations and warranties in the transaction documents, failed to cure or repurchase defective loans and/or violated state securities laws. The amounts, if any, the Company will recover in proceedings to recover losses are uncertain, and recoveries, or failure to obtain recoveries, in any one or more of these proceedings during any quarter or fiscal year could be material to the Company’s results of operations in that particular quarter or fiscal year.

Proceedings Relating to the Company’s Financial Guaranty Business

The Company receives subpoenas duces tecum and interrogatories from regulators from time to time. The Company has satisfied the requests it has received. It may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries in the future.

Beginning in December 2008, AGM and various other financial guarantors were named in complaints filed in the Superior Court, San Francisco County, California. Since that time, plaintiffs’ counsel has filed amended complaints against AGC and AGM and added additional plaintiffs. As of August 9, 2011, the plaintiffs with complaints against AGM and AGC, among other financial guaranty insurers, were: (a) City of Los Angeles, acting by and through the Department of Water and Power; (b) City of Sacramento; (c) City of Los Angeles; (d) City of Oakland; (e) City of Riverside; (f) City of Stockton; (g) County of Alameda; (h) County of Contra Costa; (i) County of San Mateo; (j) Los Angeles World Airports; (k) City of Richmond; (l) Redwood City; (m) East Bay Municipal Utility District; (n) Sacramento Suburban Water District; (o) City of San Jose; (p) County of Tulare; (q) The Regents of the University of California; (r) The Redevelopment Agency of the City of Riverside; (s) The Public Financing Authority of the City of Riverside; (t) The Jewish Community Center of San Francisco; (u) The San Jose Redevelopment Agency; and (v) The Olympic Club. Complaints filed by the City and County of San Francisco and the Sacramento Municipal Utility District were subsequently dismissed against AGC and AGM. At a hearing on March 1, 2010, the court struck all of the plaintiffs’ complaints with leave to amend. The court instructed plaintiffs to file one consolidated complaint. On October 13, 2010, plaintiffs’ counsel filed three consolidated complaints, two of which also added the three major credit rating agencies as defendants in addition to the financial guaranty insurers. In November 2010, the credit rating agency defendants filed a motion to remove the cases to the Northern District of California and plaintiffs responded with a motion to remand the cases back to California state court. On January 31, 2011, the court for the Northern District of California granted plaintiffs’ motion and the action was remanded to the Superior Court, San Francisco County, California. These complaints allege that the financial guaranty insurer defendants (i) participated in a conspiracy in violation of California’s antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and created market demand for municipal bond insurance, (ii) participated in risky financial transactions in other lines of business that damaged each insurer’s financial condition (thereby undermining the value of each of their guaranties), and (iii) failed to adequately disclose the impact of those transactions on their financial condition. In addition to their antitrust claims, various plaintiffs in these actions assert claims for breach of the covenant of good faith and fair dealing, fraud, unjust enrichment, negligence, and negligent misrepresentation. At a hearing held on July 6 and 7, 2011 relating to AGM, AGC and the other defendants’ motion to dismiss, the court overruled the motion to dismiss on the following claims: breach of contract and violation of California’s antitrust statute and of its unfair business practices law. The court sustained the motion to dismiss on the fraud claim, with leave to amend. The remaining claims were dismissed without leave to amend. The court ordered the plaintiffs to file their amended complaint by August 8, 2011 and scheduled a hearing for October 13, 2011. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys’ fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.  See Note 17.

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

On April 8, 2011, AG Re and AGC filed a Petition to Compel Arbitration with the Supreme Court of the State of New York, requesting an order compelling Ambac to arbitrate Ambac’s disputes with AG Re and AGC concerning their obligations under reinsurance agreements with Ambac. In March 2010, Ambac placed a number of insurance policies that it had issued, including policies reinsured by AG Re and AGC pursuant to the reinsurance agreements, into a segregated account. The Wisconsin state court has approved a rehabilitation plan whereby permitted claims under the policies in the segregated account will be paid 25% in cash and 75% in surplus notes issued by the segregated account. Ambac has advised AG Re and AGC that it has and intends to continue to enter into commutation agreements with holders of policies issued by Ambac, and reinsured by AG Re and AGC, pursuant to which Ambac will pay a combination of cash and surplus notes to the policyholder. AG Re and AGC have informed Ambac that they believe their only current payment obligation with respect to the commutations arises from the cash payment, and that there is no obligation to pay any amounts in respect of the surplus notes until payments of principal or interest are made on such notes. Ambac has disputed this position on one commutation and may take a similar position on subsequent commutations. On April 15, 2011, attorneys for the Wisconsin Insurance Commissioner, as Rehabilitator of Ambac’s segregated account, and for Ambac filed a motion with Lafayette County, Wis., Circuit Court Judge William Johnston, asking him to find AG Re and AGC to be in violation of an injunction protecting the interests of the segregated account by their seeking to compel arbitration on this matter and failing to pay in full all amounts with respect to Ambac’s payments in the form of surplus notes. On June 14, 2011, Judge Johnston issued an order granting the Rehabilitator’s and Ambac’s motion to enforce the injunction against AGC and AG Re and the parties filed a stipulation dismissing the Petition to Compel Arbitration without prejudice.  On June 28, 2011, AGC and AG Re filed a notice of appeal and a petition for a conditional interlocutory appeal of Judge Johnston’s order to the Wisconsin Court of Appeals. See Note 17.

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

Pursuant to the subpoenas, AGMH has furnished to the Department of Justice and SEC records and other information with respect to AGMH’s municipal GIC business. The ultimate loss that may arise from these investigations remains uncertain.

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

Five of these cases named both AGMH and AGM: (a) Hinds County, Mississippi v. Wachovia Bank, N.A.; (b) Fairfax County, Virginia v. Wachovia Bank, N.A.; (c) Central Bucks School District, Pennsylvania v. Wachovia Bank, N.A.; (d) Mayor and City Council of Baltimore, Maryland v. Wachovia Bank, N.A.; and (e) Washington County, Tennessee v. Wachovia Bank, N.A. In April 2009, the MDL 1950 court granted the defendants’ motion to dismiss on the federal claims, but granted leave for the plaintiffs to file a second amended complaint. In June 2009, interim lead plaintiffs’ counsel filed a Second Consolidated Amended Class Action Complaint; although the Second Consolidated Amended Class Action Complaint currently describes some of AGMH’s and AGM’s activities, it does not name those entities as defendants. In March 2010, the MDL 1950 court denied the named defendants’ motions to dismiss the Second Consolidated Amended Class Action Complaint. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys’ fees and other costs. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

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

Recourse Credit Facilities

2006 Credit Facility

On November 6, 2006, AGL and certain of its subsidiaries entered into a $300.0 million, five-year unsecured revolving credit facility (the “2006 Credit Facility”) with a syndicate of banks. Under the 2006 Credit Facility, each of AGC, AGUK, AG Re, AGRO and AGL are entitled to request the banks to make loans to such borrower or to request that letters of credit be issued for the account of such borrower. Of the $300.0 million available to be borrowed, no more than $100.0 million may be borrowed by AGL, AG Re or AGRO, individually or in the aggregate, and no more than $20.0 million may be borrowed by AGUK. The stated amount of all outstanding letters of credit and the amount of all unpaid drawings in respect of all letters of credit cannot, in the aggregate, exceed $100.0 million. The 2006 Credit Facility also provides that Assured Guaranty may request that the commitment of the banks be increased an additional $100.0 million up to a maximum aggregate amount of $400.0 million. Any such incremental commitment increase is subject to certain conditions provided in the agreement and must be for at least $25.0 million.

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

One event that may lead to an early termination of a lease is the downgrade of AGM, as the strip coverage provider, or the downgrade of the equity payment undertaker within the transaction, in each case, generally to a financial strength rating below double-A. Upon such downgrade, the tax-exempt entity is generally obligated to find a replacement credit enhancer within a specified period of time; failure to find a replacement could result in a lease default, and failure to cure the default within a specified period of time could lead to an early termination of the lease and a demand by the lessor for a termination payment from the tax-exempt entity. However, even in the event of an early termination of the lease, there would not necessarily be an automatic draw on AGM’s policy, as this would only occur to the extent the tax-exempt entity does not make the required termination payment.

AIG International Group, Inc. is one entity that has acted as equity payment undertaker in a number of transactions in which AGM acted as strip coverage provider. AIG was downgraded in the third quarter of 2008 and AGM was downgraded by Moody’s in the fourth quarter of 2008. As a result of those downgrades, as of June 30, 2011, 45 leveraged lease transactions in which AGM acts as strip coverage provider were breaching either a ratings trigger related to AIG or a ratings trigger related to AGM. For such 45 leveraged lease transactions, if early termination of the leases were to occur and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $1.1 billion as of June 30, 2011. If AGM were downgraded to A+ by S&P or A1 by Moody’s, as of June 30, 2011, another 26 leveraged lease transactions in which AGM acts as strip coverage provider would be affected. For such 26 leveraged lease transactions, if early termination of the leases were to occur and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of an additional approximately $1.0 billion as of June 30, 2011. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM guaranty. It is difficult to determine the probability that the Company will have to pay strip provider claims or the likely aggregate amount of such claims. At June 30, 2011, approximately $0.6 billion of cumulative strip par exposure had been terminated on a consensual basis. The consensual terminations have resulted in no claims on AGM.

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

The Strip Coverage Facility’s financial covenants require that AGM and its subsidiaries maintain a maximum debt-to-capital ratio of 30% and maintain a minimum net worth of 75% of consolidated net worth as of July 1, 2009, plus, starting July 1, 2014, 25% of the aggregate consolidated net income (or loss) for the period beginning July 1, 2009 and ending on June 30, 2014 or, if the commitment amount has been reduced to $750 million as described above, zero. The Company is in compliance with all financial covenants as of August 9, 2011.

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

AGM Credit Facility

On April 30, 2005, AGM entered into a limited recourse credit facility (“AGM Credit Facility”) with a syndicate of international banks, which provides up to $297.5 million for the payment of losses in respect of the covered portfolio. The AGM Credit Facility expires in April 2015. The facility can be utilized after AGM has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $297.5 million or the average annual debt service of the covered portfolio multiplied by 5.0%. The obligation to repay loans under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. The ratings downgrade of AGM by Moody’s to Aa3 in November 2008 resulted in an increase to the commitment fee.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

Committed Capital Securities

Fair Value Gain (Loss)

	Second Quarter		Six Months
	2011	2010	2011	2010
	(in millions)
AGC CCS	$0.3	$5.9	$0.6	$7.3
AGM CPS	0.3	6.7	0.5	4.0

15. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Second Quarter		Six Months
	2011	2010	2011	2010
	(in millions, except per share amounts)
	(restated)	(restated)	(restated)	(restated)
Basic earnings per share:
Net income (loss)	$(42.6)	$179.1	$98.0	$512.6
Less: Distributed and undistributed income (loss) available to nonvested shareholders	—	0.3	0.1	1.0
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries	$(42.6)	$178.8	$97.9	$511.6
Basic shares	184.2	184.1	184.0	184.2
Basic earnings per share	$(0.23)	$0.97	$0.53	$2.78
Diluted earnings per share:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries	$(42.6)	$178.8	$97.9	$511.6
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	—	—	—	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries	$(42.6)	$178.8	$97.9	$511.6
Basic shares	184.2	184.1	184.0	184.2
Effect of dilutive securities:
Options and restricted stock awards	—	0.8	0.9	0.9
Equity units	—	3.9	2.5	4.7
Diluted shares	184.2	188.8	187.4	$189.8
Diluted earnings per share	$(0.23)	$0.95	$0.52	$2.70
Potentially dilutive securities excluded from computation of earnings per share because of antidilutive effect	9.6	2.7	2.9	2.4

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

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2011

(in millions)

(Restated)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Assets
Total investment portfolio and cash	$16.0	$22.2	$57.9	$11,291.3	$—	$11,387.4
Investment in subsidiaries	3,885.3	3,173.9	2,684.7	2,695.3	(12,439.2)	—
Premiums receivable, net of ceding commissions payable	—	—	—	1,193.2	(133.7)	1,059.5
Ceded unearned premium reserve	—	—	—	1,802.6	(1,029.3)	773.3
Deferred acquisition costs	—	—	—	331.6	(99.3)	232.3
Reinsurance recoverable on unpaid losses	—	—	—	114.9	(88.9)	26.0
Credit derivative assets	—	—	—	669.2	(65.3)	603.9
Deferred tax asset, net	—	(0.6)	(94.6)	1,130.2	(3.6)	1,031.4
Intercompany receivable	—	—	—	300.0	(300.0)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	3,492.2	—	3,492.2
Other assets(1)	23.8	21.7	37.2	719.1	(108.0)	693.8
Total assets	$3,925.1	$3,217.2	$2,685.2	$23,739.6	$(14,267.3)	$19,299.8
Liabilities and shareholders’ equity
Unearned premium reserves	$—	$—	$—	$7,289.9	$(974.5)	$6,315.4
Loss and LAE reserve	—	—	—	625.0	(106.9)	518.1
Long-term debt	—	518.9	411.3	116.2	—	1,046.4
Intercompany payable	—	—	—	300.0	(300.0)	—
Credit derivative liabilities	—	0.2	—	2,856.6	(65.4)	2,791.4
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	4,131.4	—	4,131.4
Other liabilities(2)	11.2	2.8	17.2	780.7	(228.7)	583.2
Total liabilities	11.2	521.9	428.5	16,099.8	(1,675.5)	15,385.9
Total shareholders’ equity	3,913.9	2,695.3	2,256.7	7,639.8	(12,591.8)	3,913.9
Total liabilities and shareholders’ equity	$3,925.1	$3,217.2	$2,685.2	$23,739.6	$(14,267.3)	$19,299.8

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2011

(in millions)

(Restated)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Revenues
Net earned premiums	$—	$—	$—	$227.5	$2.5	$230.0
Net investment income	—	—	0.1	104.8	(3.8)	101.1
Net realized investment gains (losses)	—	—	—	(5.1)	—	(5.1)
Net change in fair value of credit derivatives:
Realized gains and other settlements	—	—	—	(10.8)	—	(10.8)
Net unrealized gains (losses)	—	—	—	(54.0)	—	(54.0)
Net change in fair value of credit derivatives	—	—	—	(64.8)	—	(64.8)
Equity in earnings of subsidiaries	(37.2)	(45.7)	46.6	(52.2)	88.5	—
Other income(1)	—	—	—	(144.5)	(0.4)	(144.9)
Total revenues	(37.2)	(45.7)	46.7	65.7	86.8	116.3
Expenses
Loss and LAE	—	—	—	122.0	1.9	123.9
Amortization of deferred acquisition costs	—	—	—	13.4	(3.9)	9.5
Interest expense	—	9.9	13.4	5.2	(3.8)	24.7
Other operating expenses	5.4	0.1	0.2	43.1	(0.3)	48.5
Total expenses	5.4	10.0	13.6	183.7	(6.1)	206.6
Income (loss) before income taxes	(42.6)	(55.7)	33.1	(118.0)	92.9	(90.3)
Total provision (benefit) for income taxes	—	(3.5)	(4.7)	(40.4)	0.9	(47.7)
Net income (loss)	$(42.6)	$(52.2)	$37.8	$(77.6)	$92.0	$(42.6)

(1)                                  Includes fair value gain (loss) on CCS, net change in fair value of FG VIEs and other income.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2010

(in millions)

(Restated)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Revenues
Net earned premiums	$—	$—	$—	$292.9	$4.1	$297.0
Net investment income	—	—	0.1	94.6	(3.8)	90.9
Net realized investment gains (losses)	—	—	—	(9.8)	1.4	(8.4)
Net change in fair value of credit derivatives:
Realized gains and other settlements	—	—	—	38.4	—	38.4
Net unrealized gains (losses)	—	—	—	35.1	—	35.1
Net change in fair value of credit derivatives	—	—	—	73.5	—	73.5
Equity in earnings of subsidiaries	182.6	177.1	152.8	168.9	(681.4)	—
Other income(1)	—	—	—	(28.0)	(0.3)	(28.3)
Total revenues	182.6	177.1	152.9	592.1	(680.0)	424.7
Expenses
Loss and LAE	—	—	—	82.0	3.7	85.7
Amortization of deferred acquisition costs	—	—	—	9.0	(2.1)	6.9
Interest expense	—	9.8	13.4	5.5	(3.8)	24.9
Other operating expenses(2)	3.5	2.7	0.6	43.9	(0.5)	50.2
Total expenses	3.5	12.5	14.0	140.4	(2.7)	167.7
Income (loss) before income taxes	179.1	164.6	138.9	451.7	(677.3)	257.0
Total provision (benefit) for income taxes	—	(4.3)	(4.8)	81.5	5.5	77.9
Net income (loss)	$179.1	$168.9	$143.7	$370.2	$(682.8)	$179.1

(1)                                  Includes fair value gain (loss) on CCS, net change in fair value of FG VIEs and other income.

(2)                                  Includes AGMH acquisition-related expenses and other operating expenses.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(in millions)

(Restated)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Revenues
Net earned premiums	$—	$—	$—	$478.9	$5.1	$484.0
Net investment income	—	—	0.3	204.4	(7.5)	197.2
Net realized investment gains (losses)	—	—	—	(2.3)	—	(2.3)
Net change in fair value of credit derivatives:
Realized gains and other settlements	—	—	—	24.6	—	24.6
Net unrealized gains (losses)	—	—	—	(325.6)	—	(325.6)
Net change in fair value of credit derivatives	—	—	—	(301.0)	—	(301.0)
Equity in earnings of subsidiaries	111.8	131.2	339.9	118.2	(701.1)	—
Other income(1)	—	—	—	18.9	(1.5)	17.4
Total revenues	111.8	131.2	340.2	517.1	(705.0)	395.3
Expenses
Loss and LAE	—	—	—	95.2	3.2	98.4
Amortization of deferred acquisition costs	—	—	—	28.2	(11.3)	16.9
Interest expense	—	19.7	26.8	10.5	(7.5)	49.5
Other operating expenses	13.8	0.3	0.7	92.2	(1.7)	105.3
Total expenses	13.8	20.0	27.5	226.1	(17.3)	270.1
Income (loss) before income taxes	98.0	111.2	312.7	291.0	(687.7)	125.2
Total provision (benefit) for income taxes	—	(7.0)	(9.5)	40.0	3.7	27.2
Net income (loss)	$98.0	$118.2	$322.2	$251.0	$(691.4)	$98.0

(1)                                  Includes fair value gain (loss) on CCS, net change in fair value of FG VIEs and other income.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(in millions)

(Restated)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Revenues
Net earned premiums	$—	$—	$—	$602.0	$9.7	$611.7
Net investment income	—	—	0.2	182.5	(7.5)	175.2
Net realized investment gains (losses)	—	—	—	(3.1)	4.1	1.0
Net change in fair value of credit derivatives:
Realized gains and other settlements	—	—	—	65.1	—	65.1
Net unrealized gains (losses)	—	—	—	287.2	—	287.2
Net change in fair value of credit derivatives	—	—	—	352.3	—	352.3
Equity in earnings of subsidiaries	526.7	434.3	287.3	419.7	(1,668.0)	—
Other income(1)	—	—	—	(51.3)	(0.1)	(51.4)
Total revenues	526.7	434.3	287.5	1,502.1	(1,661.8)	1,088.8
Expenses
Loss and LAE	—	—	—	194.5	2.1	196.6
Amortization of deferred acquisition costs	—	—	—	19.9	(4.8)	15.1
Interest expense	—	19.6	26.8	11.1	(7.5)	50.0
Other operating expenses(2)	14.1	2.8	1.2	99.3	(0.6)	116.8
Total expenses	14.1	22.4	28.0	324.8	(10.8)	378.5
Income (loss) before income taxes	512.6	411.9	259.5	1,177.3	(1,651.0)	710.3
Total provision (benefit) for income taxes	—	(7.8)	(9.6)	204.9	10.2	197.7
Net income (loss)	$512.6	$419.7	$269.1	$972.4	$(1,661.2)	$512.6

(1)                                  Includes fair value gain (loss) on CCS, net change in fair value of FG VIEs and other income.

(2)                                  Includes AGMH acquisition-related expenses and other operating expenses.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
				(restated)		(restated)
Net cash flows provided by (used in) operating activities	$12.7	$6.6	$(13.0)	$659.6	$(34.0)	$631.9
Cash flows from investing activities
Fixed maturity securities:
Purchases	—	—	(0.3)	(1,349.4)	—	(1,349.7)
Sales	—	—	—	686.0	—	686.0
Maturities	—	—	0.4	325.3	—	325.7
Sales (purchases) of short-term investments, net	6.5	(17.3)	(12.1)	(27.0)	—	(49.9)
Net proceeds from financial guaranty variable entities’ assets	—	—	—	424.0	—	424.0
Investment in subsidiary	—	—	25.0	—	(25.0)	—
Other	—	—	—	8.7	—	8.7
Net cash flows used in investing activities	6.5	(17.3)	13.0	67.6	(25.0)	44.8
Cash flows from financing activities
Return of capital	—	—	—	(25.0)	25.0	—
Dividends paid	(16.6)	—	—	(34.0)	34.0	(16.6)
Repurchases of common stock	—	—	—	—	—	—
Share activity under option and incentive plans	(2.6)	—	—	—	—	(2.6)
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(593.3)	—	(593.3)
Issuance of debt	—	—	—	—	—	—
Payment of long-term debt	—	—	—	(10.3)	—	(10.3)
Net cash flows provided by (used in) financing activities	(19.2)	—	—	(662.6)	59.0	(622.8)
Effect of exchange rate changes	—	—	—	3.2	—	3.2
Increase (decrease) in cash	—	(10.7)	—	67.8	—	57.1
Cash at beginning of period	—	13.0	—	95.4	—	108.4
Cash at end of period	$—	$2.3	$—	$163.2	$—	$165.5

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2011

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
				(restated)		(restated)
Net cash flows provided by (used in) operating activities	$(2.1)	$10.7	$(25.1)	$(171.1)	$(30.0)	$(217.6)
Cash flows from investing activities
Fixed maturity securities:
Purchases	—	—	—	(1,166.3)	—	(1,166.3)
Sales	—	—	—	780.8	—	780.8
Maturities	—	—	4.1	484.5	—	488.6
Sales (purchases) of short-term investments, net	31.5	(10.8)	(2.4)	230.4	—	248.7
Net proceeds from financial guaranty variable entities’ assets	—	—	—	217.3	—	217.3
Investment in subsidiary	—	—	25.0	—	(25.0)	—
Other	—	—	—	8.3	—	8.3
Net cash flows used in investing activities	31.5	(10.8)	26.7	555.0	(25.0)	577.4
Cash flows from financing activities
Return of capital	—	—	—	(25.0)	25.0	—
Dividends paid	(16.6)	—	—	(30.0)	30.0	(16.6)
Repurchases of common stock	(10.5)	—	—	—	—	(10.5)
Share activity under option and incentive plans	(2.3)	—	—	—	—	(2.3)
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(259.4)	—	(259.4)
Issuance of debt	—	—	—	—	—	—
Payment of long-term debt	—	—	—	(10.8)	—	(10.8)
Net cash flows provided by (used in) financing activities	(29.4)	—	—	(325.2)	55.0	(299.6)
Effect of exchange rate changes	—	—	—	(3.1)	—	(3.1)
Increase (decrease) in cash	—	(0.1)	1.6	55.6	—	57.1
Cash at beginning of period	—	0.1	—	44.0	—	44.1
Cash at end of period	$—	$—	$1.6	$99.6	$—	$101.2

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

In December 2008, AGUK sued J.P. Morgan Investment Management Inc. (“JPMIM”), the investment manager in the Orkney Re II transaction, in the Supreme Court of the State of New York alleging that JPMIM engaged in breaches of fiduciary duty, gross negligence and breaches of contract based upon its handling of the investments of Orkney Re II. In January 2010, the court ruled against AGUK on a motion to dismiss filed by JPMIM, dismissing the AGUK’s claims for breaches of fiduciary duty and gross negligence on the ground that such claims are preempted by the Martin Act, which is New York’s blue sky law, such that only the New York Attorney General has the authority to sue JPMIM. AGUK appealed and, in November 2010, the Appellate Division (First Department) issued a ruling, ordering the court’s order to be modified to reinstate AGUK’s claims for breach of fiduciary duty and gross negligence and certain of its claims for breach of contract, in each case for claims accruing on or after June 26, 2007. In December 2010, JPMIM filed a motion for permission to appeal to the Court of Appeals on the Martin Act issue; that motion was granted in February 2011. Both parties have submitted their papers in respect of the appeal and oral argument on the appeal has been set for November 2011.  Separately, at the trial court level, a preliminary conference order related to discovery was entered in February 2011 and discovery has commenced.

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

•                  the impact of market volatility on the mark-to-market of the Company’s contracts written in credit default swap (“CDS”) form;

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

Convention

Unless otherwise noted, ratings disclosed in this Management’s Discussion and Analysis of Assured Guaranty’s insured portfolio reflect internal ratings. Although Assured Guaranty’s rating scale is similar to that used by the nationally recognized statistical rating organizations, the ratings may not be the same as ratings assigned by any such rating agency. The super senior category, which is not generally used by rating agencies, is used by Assured Guaranty in instances where its AAA-rated exposure has additional credit enhancement due to either (1) the existence of another security rated AAA that is subordinated to Assured Guaranty’s exposure or (2) Assured Guaranty’s exposure benefitting from a different form of credit enhancement that would pay any claims first in the event that any of the exposures incurs a loss, and such credit enhancement, in management’s opinion, causes Assured Guaranty’s attachment point to be materially above the AAA attachment point.

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

Executive Summary

This executive summary of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of the Quarterly Report. For a complete description of events, trends and uncertainties, as well as the capital, liquidity, credit, operational and market risks and the critical accounting policies and estimates affecting the Company, the Original Form 10-Q and this Form 10-Q/A should be read together in their entirety. Financial information in Management’s Discussion and Analysis has been restated as described in Note 2 of “Item 1. Financial Statements.”  The restatement related primarily to the correction of errors in the elimination of intercompany transactions between the Company’s insurance subsidiaries and the consolidated financial guaranty variable interest entities (“FG VIEs”). The total effect of this restatement was a decrease to equity of $36.1 million and $65.3 million as of June 30, 2011 and December 31, 2010, respectively, an increase to net income of $15.1 million and $30.3 million for the three months and six months ended June 30, 2011, respectively, and a decrease to net income of $24.4 million and $12.9 million for the three months and six months ended June 30, 2010, respectively, from amounts previously reported in the Original Form 10-Q.

Business Overview

Assured Guaranty provides, through its operating subsidiaries, credit protection products to the United States (“U.S.”) and international public finance, infrastructure and structured finance markets. The Company has applied its credit underwriting judgment, risk management skills and capital markets experience to develop insurance, reinsurance and credit derivative products that protect holders of debt instruments and other monetary obligations from defaults in scheduled payments, including scheduled interest and principal payments. Financial guaranty contracts written in insurance form provide an unconditional and irrevocable guaranty that protects the holder of a financial obligation against non-payment of principal and interest when due. Financial guaranty contracts written in credit derivative form (typically CDS) are generally structured such that the circumstances giving rise to the Company’s obligation to make loss payments are similar to those for financial guaranty contracts accounted for as insurance and only occurs upon one or more defined credit events with respect to one or more third party referenced securities or loans.

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

Debt obligations guaranteed by the Company’s insurance subsidiaries are generally awarded ratings that are the same rating as the financial strength rating of the Assured Guaranty subsidiary that has guaranteed that obligation. Investors in products insured by Assured Guaranty Municipal Corp. (“AGM”) or Assured Guaranty Corp. (“AGC”) frequently rely on rating agency ratings. Therefore, low financial strength ratings or uncertainty over AGM’s or AGC’s abilities to maintain their financial strength ratings would have a negative impact on the demand for their insurance product.

As of August 9, 2011, AGM and AGC and their respective insurance-company subsidiaries had financial strength ratings of Aa3 (negative outlook) by Moody’s Investors Service, Inc. (“Moody’s”) and AA+ (negative outlook) by Standard and Poor’s Ratings Services (“S&P”). In connection with S&P’s downgrade on August 5, 2011 of the long-term sovereign credit rating of the United States of America to AA+ (negative outlook), on August 8, 2011, S&P affirmed the rating of AGL and the financial strength ratings of AGM and AGC and their respective insurance company subsidiaries, and revised the outlooks of those entities from stable to negative. S&P noted in its Research Update that the rating action did not reflect a change in S&P’s view of Assured Guaranty’s fundamental credit characteristics, but rather was a result of the application of its criteria that the sovereign local-currency credit rating constrains its financial strength ratings on insurers whose businesses and assets are highly concentrated in the U.S. and which have significant holdings in U.S. Treasury and agency securities.

A downgrade by Moody’s or S&P of the financial strength ratings of the Company’s insurance subsidiaries may have a negative impact on the Company’s liquidity. A downgrade may trigger (1) increased claims on some of the Company’s insurance policies, in certain cases, on a more accelerated basis than when the original transaction closed; or (2) termination payments or collateral posting under CDS contracts. A downgrade in the financial strength ratings may also enable beneficiaries of the Company’s policies to cancel the credit protection offered by the Company and cease paying premium. A downgrade may also enable primary insurance companies that had ceded business to the Company to recapture a significant portion of its in-force financial guaranty reinsurance business.

In 2011, the Company is focusing on three principal areas that are critical to Assured Guaranty’s future growth and business potential. Those areas are:

•                  S&P’s proposal to change its bond insurance rating criteria.

•                  Loss mitigation, including the pursuit of recoveries for breaches of representations and warranties and efforts to improve servicing.

•                  New business development.

Standard and Poor’s Ratings Services Bond Insurer Criteria

On September 27, 2011, S&P published a Research Update in which it placed its ratings of Assured Guaranty on CreditWatch Negative. This action included changing the financial strength ratings of AGC and AGM from AA+ (Negative Outlook) to AA+ (CreditWatch Negative), and the AA (Negative Outlook) rating of Assured Guaranty Re Ltd. (“AG Re”) to AA (CreditWatch Negative), signifying that S&P may downgrade such financial strength ratings in the near future. In the Research Update, S&P stated that the CreditWatch placement is due to significant concentration risk in Assured Guaranty’s consolidated insured portfolio; the portfolio contains exposures that are not consistent with S&P’s new bond insurance rating criteria and breach the “largest obligor test” in such new criteria. The largest obligor test appears to have the effect of significantly reducing Assured Guaranty’s allowed single risk limits and limiting its financial strength rating level.  S&P published updated criteria in Bond Insurance Rating Methodology and Assumptions on August 25, 2011, subsequent to its publication of Request for Comment: Bond Insurance Criteria on January 24, 2011. According to S&P, based on statements from Assured Guaranty’s management that Assured Guaranty intends to take action such as create capital or utilize additional forms of reinsurance to mitigate these concentration risks, it is likely such actions, if taken, would support financial strength ratings in the “AA” category. S&P noted that it expects to resolve this CreditWatch placement no later than November 30, 2011. The Company is considering transactions that are designed to create capital and/or mitigate its concentration risks but can give no assurance that it will be able to complete the transactions at all or on terms that are acceptable.  If it cannot do so, S&P may downgrade the financial strength ratings of AGL and its subsidiaries, including the financial strength ratings of AGC, AGM and AG Re, which downgrade may have an adverse impact on the Company’s financial condition, results of operation, liquidity, business prospects or other aspects of the Company’s business and on its insured portfolio. See Notes 5, 7 and 12 of the Financial Statements for the potential impact of a financial strength rating downgrade on the Company and on the insured portfolio. Since S&P’s January 2011 announcement that it planned to change its rating criteria, the Company has been pursuing strategies to improve its rating agency capital position. Such strategies include:

•                  Negotiating comprehensive agreements with representations and warranties (“R&W”) providers, such as the Bank of America Agreement consummated on April 14, 2011. See “Recoveries for Breaches of R&W” below.

•                  Agreeing to terminate contracts under which the Company sells credit protection. Through June 30, 2011, the Company agreed to terminate CDS with net par of $7.7 billion, resulting in net gains of $15.5 million in the three-month period ended March 31, 2011 (“First Quarter 2011”) and $16.4 million in losses in the three-month period ended June 30, 2011 (“Second Quarter 2011”).

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

Recoveries for Breaches of R&W

On April 14, 2011, Assured Guaranty reached a comprehensive agreement with Bank of America Corporation and its subsidiaries, including Countrywide Financial Corporation and its subsidiaries (collectively, “Bank of America”), regarding their liabilities with respect to 29 RMBS transactions insured by Assured Guaranty, including claims relating to reimbursement for breaches of R&W and historical loan servicing issues (“Bank of America Agreement”). Of the 29 RMBS transactions, eight are second lien transactions and 21 are first lien transactions. The Bank of America Agreement covers Bank of America-sponsored securitizations that AGM or AGC has insured, as well as certain other securitizations containing concentrations of Countrywide-originated loans that AGM or AGC has insured. The transactions covered by the Bank of America Agreement have a gross par outstanding of $4.7 billion ($4.4 billion net par outstanding) as of June 30, 2011, or 28% of Assured Guaranty’s total below-investment-grade (“BIG”) RMBS net par outstanding.

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

Financial Performance

The table below presents selected financial data in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Reported Financial Results

	Second Quarter		Six Months
	2011	2010	2011	2010
	(dollars in millions, except per share amounts)
	(restated)	(restated)	(restated)	(restated)
Net earned premiums	$230.0	$297.0	$484.0	$611.7
Net investment income	101.1	90.9	197.2	175.2
Realized gains and other settlements on credit derivatives	(10.8)	38.4	24.6	65.1
Net unrealized gains (losses) on credit derivatives	(54.0)	35.1	(325.6)	287.2
Net change in fair value of financial guaranty variable interest entities	(174.3)	(27.4)	(54.7)	(36.3)
Loss and loss adjustment expenses	(123.9)	(85.7)	(98.4)	(196.6)
Other operating expenses	(48.5)	(47.4)	(105.3)	(110.0)
Net income (loss)	(42.6)	179.1	98.0	512.6
Diluted earnings per share	(0.23)	0.95	0.52	2.70

Second Quarter 2011 net loss was driven primarily by fair value losses on credit derivatives FG VIEs. Fair value losses on credit derivatives resulted primarily from the narrowing of AGC and AGM credit spreads. Fair value losses on FG VIEs resulted primarily from losses on consolidation of eight new VIEs of $95.3 million, pretax, and declines in fair value of the underlying collateral on two consolidated VIEs. Second Quarter 2011 also includes a gain on commutation of a financial guaranty assumed reinsurance contract of $8.1 million, pretax, as the Company actively seeks to reduce exposure to BIG monolines. Net investment income increased due to the shift towards longer duration assets and increased invested assets largely due to cash received under the Bank of America Agreement in Second Quarter 2011. As expected, net earned premiums and credit derivative fees in Second Quarter 2011 declined compared with the three-months period ended June 30, 2010 (“Second Quarter 2010”) as the structured in-force book of business declines. Loss and loss adjustment expenses (“LAE”) increased compared with Second Quarter 2010 and was higher than expected due primarily to the decline in the risk-free rates used to discount cash flows in the loss models.

For the six-month period ended June 30, 2011 (“Six Months 2011”), net income also includes fair value losses on credit derivatives and FG VIEs. In addition to the effect of AGC and AGM credit spread narrowing since year end 2010, Six Month 2011 also includes fair value losses due to a refinement in assumptions in the First Quarter 2011. Six Months 2011 commutation gains on financial guaranty insurance contracts accounted for as insurance amounted to $32.2 million, compared with $16.7 million for the six-month period ended June 30, 2010 (“Six Months 2010”). Changes in net investment income and net earned premiums between Six Months 2011 and 2010 are caused by the same factors described above for Second Quarter 2011. Loss and LAE for Six Months 2011 benefited significantly from increased R&W estimates as a result of the Bank of America Agreement. Approximately $308 million in pretax income was generated by the increase in estimated contractual R&W recoveries on transactions covered by the Bank of America Agreement in Six Months 2011.

In addition to GAAP measures, the Company evaluates several non-GAAP financial measures. See “—Non-GAAP Financial Measures” for a description and reconciliation to the most comparable GAAP measures. The most significant differences between GAAP reported net income and non-GAAP operating income are the removal of unrealized gains and losses related to credit derivatives that are not indicative of economic loss, and reversing the effects of consolidating FG VIEs.

Operating income was $143.9 million in Second Quarter 2011 compared with $171.8 million in Second Quarter 2010, a decline of 16.2%. The effect of the restatement on operating income was a $7.6 million increase for Second Quarter 2011 and a $0.2 million decrease for Second Quarter 2010.  Operating income does not include fair value gains and losses on credit derivatives and FG VIEs which are not indicative of economic loss, and other items as described in “—Non-GAAP Financial Measures.” The primary components of operating income are premiums, credit derivative revenues, net investment income, loss expense, and operating and interest expenses, in addition to any transactional gains and loss such as R&W agreements, commutations and terminations.

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

Operating income for Six Months 2011 was $392.6 million, 35.9% higher than Six Months 2010 operating income of $288.8 million. The effect of the restatement on operating income was a $7.4 million increase for Six Months 2011 and a $4.2 million increase for Six Months 2010.  The primary driver of the increase in operating income on a year to date basis is the increased benefit for R&W as a result of the Bank of America Agreement of approximately $308 million in pretax income.

New Business Production

	Second Quarter			Six Months
	2011	2010	Change	2011	2010	Change
	(dollars in millions)
Present Value of New Business Production (“PVP”)
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

PVP represents the present value of estimated future earnings primarily on new financial guaranty contracts written in the period, before consideration of cessions to reinsurers. During Second Quarter 2011, PVP decreased 42.3% to $51.9 million, largely as a result of the 31.8% reduction in the new issue market for U.S. municipal bonds in Second Quarter 2011 compared with Second Quarter 2010 and ratings uncertainty caused by S&P’s proposed changes to bond insurer rating criteria. The total par insured by the Company declined by 47.1% in Second Quarter 2011 compared with Second Quarter 2010. Although, PVP for U.S. Public Finance was higher in Second Quarter 2011 than First Quarter 2011 by 34.8%.

During Six Months 2011, PVP decreased 38.1% to $104.4 million, largely as a result of the 44% reduction in the new issue market for U.S. municipal bonds in Six Months 2011 compared with Six Months 2010. The total par insured by the Company declined in Six Months 2011 to the comparable amount in Six Months 2010 by 56.7%.

The Company insured 12.1% of new issue transactions and 6.0% of new-issue par sold in the U.S. public finance market during Second Quarter 2011, compared with 12.9% of new-issue transactions and 7.0% of new-issue par during Second Quarter 2010. While new issuances in the U.S. municipal market declined in Six Months 2011 compared with Six Months 2010 as municipalities reduced borrowing due to issuers’ general reluctance in the current environment to incur additional debt, Assured Guaranty’s market penetration remained relatively stable. The new issue U.S. public finance par penetration rate for the Six Months 2011 declined from 6.7% in Six Months 2010 to 5.6% due to potential ratings criteria changes from S&P. The following table presents additional detail with respect to the Company’s penetration into the U.S. public finance market.

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

Results of Operations

Estimates and Assumptions

The Company’s consolidated financial statements include amounts that are determined using estimates and assumptions. The actual amounts realized could ultimately be materially different from the amounts currently provided for in the Company’s consolidated financial statements. Management believes the most significant items requiring inherently subjective and complex estimates to be expected losses, including assumptions for breaches of R&W, fair value estimates, other-than-temporary impairment (“OTTI”), deferred income taxes, and premium revenue recognition.

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

Change in Accounting Policy

Prior to January 1, 2011, the Company managed its business and reported financial information for two principal financial guaranty segments: direct and reinsurance. There has been no market for assumed financial guaranty reinsurance in the past two years, and one is not expected to develop in the foreseeable future. The Company’s reinsurance subsidiary, AG Re, now writes new treaties only with affiliates that are eliminated in consolidation. As a result, the chief operating decision maker now manages the operations of the Company at a consolidated level and no longer uses underwriting gain (loss) by segment as an operating metric. Therefore, segment financial information is no longer disclosed.

Consolidated Results of Operations

Consolidated Results of Operations

	Second Quarter		Six Months
	2011	2010	2011	2010
	(in millions)
	(restated)	(restated)	(restated)	(restated)
Revenues:
Net earned premiums	$230.0	$297.0	$484.0	$611.7
Net investment income	101.1	90.9	197.2	175.2
Net realized investment gains (losses)	(5.1)	(8.4)	(2.3)	1.0
Net change in fair value of credit derivatives:
Realized gains and other settlements	(10.8)	38.4	24.6	65.1
Net unrealized gains	(54.0)	35.1	(325.6)	287.2
Net change in fair value of credit derivatives	(64.8)	73.5	(301.0)	352.3
Fair value gain (loss) on committed capital securities	0.6	12.6	1.1	11.3
Net change in fair value of financial guaranty VIEs	(174.3)	(27.4)	(54.7)	(36.3)
Other income	28.8	(13.5)	71.0	(26.4)
Total revenues	116.3	424.7	395.3	1,088.8
Expenses:
Loss and LAE	123.9	85.7	98.4	196.6
Amortization of deferred acquisition costs	9.5	6.9	16.9	15.1
Assured Guaranty Municipal Holdings Inc. acquisition-related expenses	—	2.8	—	6.8
Interest expense	24.7	24.9	49.5	50.0
Other operating expenses	48.5	47.4	105.3	110.0
Total expenses	206.6	167.7	270.1	378.5
Income (loss) before provision for income taxes	(90.3)	257.0	125.2	710.3
Provision (benefit) for income taxes	(47.7)	77.9	27.2	197.7
Net income (loss)	$(42.6)	$179.1	$98.0	$512.6

Net Earned Premiums

Net Earned Premiums

	Second Quarter		Six Months
	2011	2010	2011	2010
	(in millions)
		(restated)
Financial guaranty:
Public finance
Scheduled net earned premiums	$91.4	$96.5	$182.6	$185.3
Acceleration of premium earnings(1)	21.0	15.5	50.6	31.8
Total public finance	112.4	112.0	233.2	217.1
Structured finance
Scheduled net earned premiums and accretion(2)	117.1	184.4	249.8	394.3
Acceleration of premium earnings(1)	—	(0.1)	—	(1.0)
Total structured finance	117.1	184.3	249.8	393.3
Other	0.5	0.7	1.0	1.3
Total net earned premiums	$230.0	$297.0	$484.0	$611.7

(1)                                  Reflects the unscheduled refunding or early termination of underlying insured obligations.

(2)                                  Excludes $18.3 million and $10.7 million in Second Quarter 2011 and 2010, respectively and $37.4 million and $21.6 million for Six Months 2011 and 2010, respectively, related to consolidated FGVIEs.

Net earned premiums decreased in Second Quarter 2011 and Six Months 2011 from the amount in Second Quarter 2010 and Six Months 2010, primarily due to the decline in structured finance scheduled net earned premium as the par outstanding declines. Second Quarter 2011 scheduled net earned premiums were consistent with expected amounts.

At June 30, 2011, $5.6 billion of net deferred premium revenue remained to be earned over the life of the insurance contracts. Due to the runoff of deferred premium revenue, which includes acquisition accounting adjustments, net earned premiums are expected to decrease each year unless replaced by new business.

Net earned premiums exclude the net earned premium related to consolidated FG VIEs. The consolidated FG VIEs are entities that are established and used in insured structured financings for which the Company is deemed to have a controlling financial interest, as defined by GAAP, due to its ability to terminate and replace the transaction’s servicer.

Net Investment Income

Investment income is a function of the yield that the Company earns on invested assets. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets.

Net investment income increased due to a shift to longer duration assets, higher income on securities that were purchased for loss mitigation purposes, and additional earnings on the cash received under the Bank of America Agreement. The amortized cost of fixed maturities and short-term investments averaged $10.8 billion with a duration of 4.9 years in Second Quarter 2011 compared with $10.3 billion and 4.3 years, respectively, for Second Quarter 2010. The pre-tax book yield was 3.74% at June 30, 2011 and 3.50% at June 30, 2010, respectively.

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

Losses in the insured portfolio

The insured portfolio includes policies accounted for under three separate accounting models depending on the characteristics of the contract and the Company’s control rights. The following provides a very summarized description of the three accounting models; however, please refer to Notes 5, 7 and 8 of the Financial Statements included in this Form 10-Q/A, and in the corresponding Notes to the December 31, 2010 consolidated financial statements in the Company’s Form 10-K/A, for a full description of the three accounting models: financial guaranty insurance, credit derivatives and consolidated variable interest entities. For credit derivatives, please also refer to Note 6, Fair Value Measurement, of the Financial Statements.

•                  For contracts accounted for as financial guaranty insurance, loss and LAE reserve is generally recorded only to the extent and for the amount that expected losses to be paid (calculated on a present value probability weighted basis) exceed deferred premium revenue. As a result, the Company has expected losses to be expensed in future periods, which represents past or future claim payments that have not yet been expensed. Expected loss to be paid is important from a liquidity perspective in that it provides information on how much the Company expects to pay or recover in future periods. Expected loss to be expensed is important because it presents the Company’s projections of losses that will be recognized in future periods as deferred premium revenue amortizes into income on financial guaranty insurance policies with credit deterioration. Both of these measures are discussed below.

•                  For contracts accounted for as credit derivatives, the Company records the fair value of these contracts on the consolidated balance sheet with changes in fair value recorded in the consolidated statement of operations. In periods prior to 2009, when the Company was actively writing credit derivatives, they were considered an extension of the financial guaranty insurance business. The Company’s credit derivatives are not actively traded as are credit derivatives in other financial services industries. Management expects the fair value gains and losses to reverse to zero as the contract approaches maturity, except for economic claim payments. See “—Net change in fair value of credit derivatives.” Expected loss to be paid is considered in the fair value of each contract and is an important measure for management to analyze the net economic loss on credit derivatives. The fair value recorded on the balance sheet represents a hypothetical exit price determined using significant Level 3 inputs in an internally developed model while the expected loss to be paid uses methodologies and assumptions consistent with financial guaranty insurance expected losses to be paid.

•                  For consolidated FG VIEs used in structured finance financial guaranty insurance transactions, where the Company is deemed, under GAAP, to have a controlling financial interest, expected loss to be paid is reflected in the fair value of the FG VIEs assets and liabilities. The Company carries all the assets and liabilities of the FG VIEs at fair value under the fair value option election. Management assesses credit impairment on structured finance transactions using consolidated FG VIEs in the same manner as other financial guaranty insurance or credit derivative contracts. The fair value of FG VIEs recorded on the balance sheet reflects additional factors other than expected loss such as changes in market spreads. These contracts are not actively traded and therefore management expects the fair value gains and losses to reverse to zero as the contract approaches maturity, except for economic claim payments. Expected loss to be paid for FG VIEs pursuant to AGC’s and AGM’s financial guaranty policies is calculated in a manner consistent with financial guaranty insurance contracts.

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

Risk Management and Surveillance personnel are responsible for monitoring and reporting on all transactions in the insured portfolio. The primary objective of the surveillance process is to monitor trends and changes in transaction credit quality, detect any deterioration in credit quality, and recommend to management such remedial actions as may be necessary or appropriate. All transactions in the insured portfolio are assigned internal credit ratings, and Surveillance personnel are responsible for recommending adjustments to those ratings to reflect changes in transaction credit quality. Surveillance personnel present analyses related to potential losses to the loss reserve committees for consideration in estimating the expected loss. Such analyses include the consideration of various scenarios with potential probabilities assigned to them. Depending upon the nature of the risk, the Company’s view of the potential size of any loss and the information available, that analysis may be based upon individually developed cash flow models, internal credit rating assessments and sector-driven loss severity assumptions, judgmental assessment or, in the case of its assumed business, loss estimates provided by ceding insurers. The loss reserve committees review and refresh the expected loss estimates each quarter. The Company’s estimate of ultimate loss on a policy is subject to significant uncertainty over the life of the insured transaction due to the potential for significant variability in credit performance due to changing economic, fiscal and financial market variability over the long duration of most contracts. The determination of expected loss is an inherently subjective process involving numerous estimates, assumptions and judgments by management. The most significant losses have been generated by the U.S. RMBS sector.

The Company projects losses in U.S. RMBS on a transaction-by-transaction basis by projecting the performance of the underlying pool of mortgages over time and then applying the structural features (i.e., payment priorities and tranching) of the RMBS to the projected performance of the collateral over time. The resulting projected claim payments or reimbursements are then discounted to a present value using a risk-free rate. For transactions other than those covered by the Bank of America Agreement where the Company projects it will receive recoveries from providers of R&W, the projected amount of recoveries is included in the projected cash flows from the collateral. The Company runs, and probability-weights, several sets of assumptions (referred to as “scenarios”) regarding potential mortgage collateral performance and R&W recoveries.

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

In order to derive collateral pool losses from the collateral pool defaults it has projected, the Company applies a loss severity. The loss severity is the amount of loss the transaction experiences on a defaulted loan after the application of net proceeds from the disposal of the underlying property. The Company projects loss severities by sector based on experience to date. Further detail regarding the assumptions and variables the Company used to project collateral losses in its U.S. RMBS portfolio may be found in Note 5 of the Financial Statements.

The Company is in the process of enforcing claims for breaches of R&W regarding the characteristics of the loans included in the collateral pools. The Company calculates a credit to the RMBS issuer for such recoveries where the R&W were provided by an entity the Company believes to be financially viable and where the Company already has access or believes it will attain access to the underlying mortgage loan files. The credit for R&W as of June 30, 2011 also includes contractual recoveries of $171.9 million that Bank of America is obligated to pay on second lien transactions by March 31, 2012, as well as 80% of expected losses to be paid on Bank of America first lien transactions. For non-Bank of America transactions, this credit is based on either a factor of actual repurchase rates achieved, or it is estimated by reducing collateral losses projected by the Company to reflect a factor of the recoveries the Company believes it will achieve, which factor is derived based on the number of breaches identified to date and incorporated scenarios based on the amounts the Company was able to negotiate under the Bank of America Agreement. The first lien approach is different from the second lien approach because the Company’s first lien transactions have multiple tranches and a more complicated method is required to correctly allocate credit to each tranche. In each case, the credit is a function of the projected lifetime collateral losses in the collateral pool, so an increase in projected collateral losses increases the R&W credit calculated by the Company for the RMBS issuer. Further detail regarding how the Company calculates these credits may be found under “Breaches of Representations and Warranties” in Note 5 of the Financial Statements.

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

In addition to the structured finance portfolio, the Company also has expected losses for certain transactions in the public finance sector which are discussed in Note 5 of the Financial Statements.

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

Net Expected Loss to be Paid

	As of June 30, 2011
	Financial Guaranty Insurance(1)	Financial Guaranty VIEs	Financial Guaranty Insurance and VIEs(1)	Credit Derivatives(2)	Total
	(in millions)
US RMBS:
First lien:
Prime first lien	$3.2	$—	$3.2	$—	$3.2
Alt-A first lien	138.8	28.8	167.6	210.3	377.9
Option ARM	213.5	53.4	266.9	83.9	350.8
Subprime	110.7	50.8	161.5	133.0	294.5
Total first lien	466.2	133.0	599.2	427.2	1,026.4
Second Lien:
Closed-end second lien	(69.1)	(25.6)	(94.7)	(4.3)	(99.0)
Home equity lines of credit (“HELOCs”)	74.7	(113.0)	(38.3)	—	(38.3)
Total second lien	5.6	(138.6)	(133.0)	(4.3)	(137.3)
Total U.S. RMBS	471.8	(5.6)	466.2	422.9	889.1
Trust preferred securities (“TruPS”)	4.7	—	4.7	78.0	82.7
Other structured finance	175.9	—	175.9	100.1	276.0
Public finance	66.2	—	66.2	—	66.2
Total	$718.6	$(5.6)	$713.0	$601.0	$1,314.0

	As of December 31, 2010
	Financial Guaranty Insurance(1)	Financial Guaranty VIEs	Financial Guaranty Insurance and VIEs(1)	Credit Derivatives(2)	Total
	(in millions)
	(restated)		(restated)		(restated)
US RMBS:
First lien:
Prime first lien	$1.4	$—	$1.4	$—	$1.4
Alt-A first lien	195.7	(11.3)	184.4	215.4	399.8
Option ARM	524.2	(0.5)	523.7	105.1	628.8
Subprime	230.7	(30.3)	200.4	110.2	310.6
Total first lien	952.0	(42.1)	909.9	430.7	1,340.6
Second Lien:
Closed-end second lien	52.8	3.8	56.6	30.9	87.5
HELOCs	(893.2)	87.5	(805.7)	—	(805.7)
Total second lien	(840.4)	91.3	(749.1)	30.9	(718.2)
Total U.S. RMBS	111.6	49.2	160.8	461.6	622.4
TruPS	(0.6)	—	(0.6)	90.9	90.3
Other structured finance	159.7	—	159.7	101.5	261.2
Public finance	88.9	—	88.9	—	88.9
Total	$359.6	$49.2	$408.8	$654.0	$1,062.8

(1)                                  Refer to Note 5 of the Financial Statements for additional information related to the accounting for insurance contracts.

(2)                                  Refer to Note 7 of the Financial Statements for additional information related to the accounting for credit derivative contracts.

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

Net Expected Loss to be Paid, Before Benefit for Recoveries of R&W

Roll Forward by Sector(1)

	Net Expected Loss to be Paid as of March 31, 2011	Net Economic Loss Development(2)	Net (Paid) Recovered Losses	Net Expected Loss to be Paid as of June 30, 2011
	(in millions)
	(restated)	(restated)
U.S. RMBS:
First lien:
Prime first lien	$3.8	$2.3	$—	$6.1
Alt-A first lien	677.0	13.7	(26.3)	664.4
Option ARM	1,041.2	152.3	(120.1)	1,073.4
Subprime	395.9	(16.4)	(3.5)	376.0
Total first lien	2,117.9	151.9	(149.9)	2,119.9
Second lien:
Closed-end second lien	195.1	(34.8)	(19.5)	140.8
HELOCs	332.0	29.7	(89.6)	272.1
Total second lien	527.1	(5.1)	(109.1)	412.9
Total U.S. RMBS	2,645.0	146.8	(259.0)	2,532.8
TruPS	89.0	(3.9)	(2.4)	82.7
Other structured finance	271.4	5.4	(0.8)	276.0
Public finance	66.7	(0.3)	(0.2)	66.2
Total	$3,072.1	$148.0	$(262.4)	$2,957.7

Net Expected Loss to be Paid, Before Benefit for Recoveries of R&W

Roll Forward by Sector(1)

	Net Expected Loss to be Paid as of December 31, 2010	Net Economic Loss Development(2)	Net (Paid) Recovered Losses	Net Expected Loss to be Paid as of June 30, 2011
	(in millions)
	(restated)	(restated)
U.S. RMBS:
First lien:
Prime first lien	$2.5	$3.6	$—	$6.1
Alt-A first lien	548.2	162.1	(45.9)	664.4
Option ARM	940.9	377.9	(245.4)	1,073.4
Subprime	337.4	51.3	(12.7)	376.0
Total first lien	1,829.0	594.9	(304.0)	2,119.9
Second lien:
Closed-end second lien	265.7	(73.5)	(51.4)	140.8
HELOCs	198.4	261.8	(188.1)	272.1
Total second lien	464.1	188.3	(239.5)	412.9
Total U.S. RMBS	2,293.1	783.2	(543.5)	2,532.8
TruPS	90.3	(3.8)	(3.8)	82.7
Other structured finance	261.2	17.8	(3.0)	276.0
Public finance	88.9	(13.5)	(9.2)	66.2
Total	$2,733.5	$783.7	$(559.5)	$2,957.7

Net Expected Loss to be Paid, Net of Benefit for Recoveries of R&W

Roll Forward by Sector(1)

	Net Expected Loss to be Paid as of March 31, 2011	Net Economic Loss Development(2)	Net (Paid) Recovered Losses	Net Expected Loss to be Paid as of June 30, 2011
	(in millions)
	(restated)	(restated)
U.S. RMBS:
First lien:
Prime first lien	$1.5	$1.7	$—	$3.2
Alt-A first lien	394.6	8.6	(25.3)	377.9
Option ARM	409.7	36.2	(95.1)	350.8
Subprime	314.8	(16.8)	(3.5)	294.5
Total first lien	1,120.6	29.7	(123.9)	1,026.4
Second lien:
Closed-end second lien	(78.1)	(1.4)	(19.5)	(99.0)
HELOCs	(792.7)	27.1	727.3	(38.3)
Total second lien	(870.8)	25.7	707.8	(137.3)
Total U.S. RMBS	249.8	55.4	583.9	889.1
TruPS	89.0	(3.9)	(2.4)	82.7
Other structured finance	271.4	5.4	(0.8)	276.0
Public finance	66.7	(0.3)	(0.2)	66.2
Total	$676.9	$56.6	$580.5	$1,314.0

	Net Expected Loss to be Paid as of December 31, 2010	Net Economic Loss Development(2)	Net (Paid) Recovered Losses	Net Expected Loss to be Paid as of June 30, 2011
	(in millions)
	(restated)	(restated)
U.S. RMBS:
First lien:
Prime first lien	$1.4	$1.8	$—	$3.2
Alt-A first lien	399.8	23.0	(44.9)	377.9
Option ARM	628.8	(83.2)	(194.8)	350.8
Subprime	310.6	(3.4)	(12.7)	294.5
Total first lien	1,340.6	(61.8)	(252.4)	1,026.4
Second lien:
Closed-end second lien	87.5	(135.1)	(51.4)	(99.0)
HELOCs	(805.7)	104.7	662.7	(38.3)
Total second lien	(718.2)	(30.4)	611.3	(137.3)
Total U.S. RMBS	622.4	(92.2)	358.9	889.1
TruPS	90.3	(3.8)	(3.8)	82.7
Other structured finance	261.2	17.8	(3.0)	276.0
Public finance	88.9	(13.5)	(9.2)	66.2
Total	$1,062.8	$(91.7)	$342.9	$1,314.0

(1)                                  Amounts exclude reserves for mortgage business of $2.1 million as of June 30, 2011 and December 31, 2010.

(2)                                  Economic loss development includes the effects of changes in assumptions based on observed market trends, changes in discount rates, accretion of discount and the economic effects of loss mitigation efforts.

Total economic loss development was $56.6 million ($36.8 million after tax) during Second Quarter 2011, of which $55.4 million was associated with insured U.S. RMBS transactions. The largest individual factor contributing to the economic loss development was a decline in the risk-free rate used to discount losses, which had the most significant effect on closed-end second lien RMBS transactions which are some of the most long-dated transactions in the insured portfolio. While the Company observed improvements in delinquency rates, which is consistent with trends noted in comparable months in prior years, given the lack of significant improvement in other relevant economic indicators such as unemployment rates, the loss models maintained the length of the stress period used in prior quarters, although at lower conditional default rates. Severity assumptions were consistent with First Quarter 2011.

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

In Six Months 2011, before consideration of R&W, economic losses increased due to observed market trends in the mortgage market which indicate that the mortgage recovery has been slower than expected and that loss severities on first lien transactions have increased. During First Quarter 2011, the Company increased the time period over which it expects the conditional default rate to return to a normalized historical rate on second lien transactions and increased severity assumptions on first lien transactions. Reflected in the net expected losses to be paid estimates in the First Quarter 2011 was the economic benefit of the Bank of America Agreement, which provided certainty as to the amount of recoveries for the transactions covered by this agreement and validated the Company’s claims against other providers of R&W from which the Company is seeking reimbursement for similar breaches.

The Company’s primary loss mitigation activity over the past several years has been pursuing recoveries resulting from breaches of R&W. The Bank of America Agreement represented the Company’s largest R&W exposure. Since then, the Company has continued to seek comprehensive agreements with other R&W providers in respect of its claims. The estimated recoveries under the Bank of America Agreement will continue to fluctuate on first lien transactions as the Company updates its loss assumptions and makes claim payments.

For transactions accounted for as financial guaranty insurance under GAAP, each transaction’s expected loss to be expensed, net of estimated R&W recoveries, is compared with the deferred premium revenue of that transaction. Generally, when the expected loss to be expensed exceeds the deferred premium revenue, a loss is recognized in the income statement for the amount of such excess. When the Company measures operating income, a non-GAAP financial measure, it calculates the credit derivative and FG VIE losses incurred in a similar manner. Changes in fair value that are not indicative of expected loss are not included in operating income.

For financial guaranty contracts accounted for as insurance, the amounts reported in the GAAP financial statements may only reflect a portion of the current period’s economic development and may also include a portion of prior-period economic development. The difference between economic loss development and loss and LAE recognized in income is essentially loss development and accretion for financial guaranty insurance contracts that is, or was previously, absorbed in unearned premium reserve or salvage and subrogation recoverable. Such amounts have not yet been recognized in income. The table below provides a comparison of the pretax reported amounts under both GAAP net income and non-GAAP operating income, and economic loss development by sector.

Comparison of Loss Measures

	Second Quarter 2011			Second Quarter 2010
	Loss and LAE Reported(1)	Loss and LAE non-GAAP Operating Basis(2)	Economic Loss Development	Loss and LAE Reported(1)	Loss and LAE non-GAAP Operating Basis(2)	Economic Loss Development
	(in millions)
	(restated)	(restated)	(restated)	(restated)	(restated)	(restated)
U.S. RMBS:
First lien:
Prime first lien	$1.2	$1.2	$1.7	$(0.1)	$—	$—
Alt-A first lien	17.7	17.1	8.6	8.1	(17.5)	(19.0)
Option ARM	65.4	78.8	36.2	56.6	51.1	34.8
Subprime	(2.2)	(7.1)	(16.8)	16.3	37.2	34.4
Total first lien	82.1	90.0	29.7	80.9	70.8	50.2
Second lien:
Closed-end second lien	(5.5)	(4.0)	(1.4)	(11.5)	(13.3)	2.8
HELOCs	32.1	37.0	27.1	1.2	11.2	(34.9)
Total second lien	26.6	33.0	25.7	(10.3)	(2.1)	(32.1)
Total U.S. RMBS	108.7	123.0	55.4	70.6	68.7	18.1
Other structured finance	11.1	5.5	1.5	31.8	72.1	77.0
Public finance	4.1	3.8	(0.3)	(16.8)	(17.1)	(28.7)
Total	123.9	132.3	56.6	85.6	123.7	66.4
Other	—	—	—	0.1	0.1	—
Total	$123.9	$132.3	$56.6	$85.7	$123.8	$66.4

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

Present Value (“PV”) of Financial Guaranty Insurance Net Expected Loss to be Expensed

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

	GAAP Reported Basis(2)		Non-GAAP Operating Income Basis
	As of June 30, 2011	As of December 31, 2010	As of June 30, 2011	As of December 31, 2010
	(in millions)
		(restated)		(restated)
Net expected loss to be paid	$718.6	$359.6	$713.0	$408.8
Contra-paid, net	88.6	121.3	226.4	241.3
Salvage and subrogation recoverable, net	271.9	903.0	464.8	995.2
Loss and LAE reserve, net(1)	(490.0)	(550.0)	(554.8)	(599.5)
Net expected loss to be expensed	$589.1	$833.9	$849.4	$1,045.8

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

(2)                                  Excludes $260.3 million and $211.9 million as of June 30, 2011 and December 31, 2010, respectively, related to consolidated FG VIEs.

Net Change in Fair Value of Credit Derivatives

Financial guaranty contracts accounted for as credit derivatives are generally structured such that the circumstances giving rise to the Company’s obligation to make loss payments are similar to those for financial guaranty insurance contracts and only occurs upon one or more defined credit events such as failure to pay or bankruptcy, in each case, as defined within the transaction documents, with respect to one or more third party referenced securities or loans. Financial guaranty contracts accounted for as credit derivatives are primarily comprised of CDS. In general, the Company structures credit derivative transactions such that the circumstances giving rise to the Company’s obligation to make loss payments are similar to those for financial guaranty insurance contracts but are governed by International Swaps and Derivative Association, Inc. (“ISDA”) documentation. Until the Company ceased selling credit protection through credit derivative contracts in the beginning of 2009, following the issuance of regulatory guidelines that limited the terms under which the credit protection could be sold, management considered these agreements to be a normal part of its financial guaranty business.

These contracts generally qualify as derivatives under U.S. GAAP, and are reported at fair value, with changes in fair value included in earnings. Fair value is defined as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties. The fair value gain or loss is based on estimated market pricing and may not be an indication of ultimate claims. Changes in fair value of credit derivatives occur because of changes in interest rates, credit spreads, credit ratings of the referenced obligations, the Company’s credit spread, settlements and other market factors. The unrealized gains (losses) on credit derivatives, excluding expected losses to be paid (which are included in the previous section), is expected to reverse to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure or early termination that was not anticipated in the expected losses to be paid. Expected losses to be paid in respect of contracts accounted for as credit derivatives are included in the discussion above: “Losses in the insured portfolio.” See also “—Liquidity and Capital Resources—Liquidity Requirements and Resources”.

In the event that the Company terminates a credit derivative contract prior to maturity, the resulting gain or loss is realized through net change in fair value of credit derivatives. Changes in the fair value of the Company’s credit derivatives that do not reflect actual or expected claims or credit losses have no impact on the Company’s statutory claims- paying resources, rating agency capital or regulatory capital positions.

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

There are typically no quoted prices for its instruments or similar instruments as CDS issued by financial guaranty insurance companies. Financials guaranty contracts do not typically trade in active markets. Observable inputs other than quoted market prices exist; however, these inputs reflect contracts that do not contain terms and conditions similar to those in the credit derivatives issued by the Company. Therefore, the valuation of the Company’s credit derivative contracts requires the use of models that contain significant, unobservable inputs, and are classified as Level 3 in the fair value hierarchy. See Note 6, Fair Value Measurement, of the Financial Statements.

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

These models are primarily developed internally based on market conventions for similar transactions that the Company observed in the past. There has been very limited new issuance activity in this market over the past three years and as of June 30, 2011, market prices for the Company’s credit derivative contracts were generally not available. Inputs include various market indices, credit spreads, the Company’s own credit spread, and estimated contractual payments to estimate the fair value of its credit derivatives.

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

Valuation models include the use of management estimates and current market information. Management is also required to make assumptions on how the fair value of credit derivative instruments is affected by current market conditions. Management considers factors such as current prices charged for similar agreements, performance of underlying assets, life of the instrument and the nature and extent of activity in the financial guaranty credit derivative marketplace. The assumptions that management uses to determine its fair value may change in the future due to market conditions. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value, actual experience may differ from the estimates reflected in the Company’s consolidated financial statements and the differences may be material.

Net Change in Fair Value of Credit Derivatives Gain (Loss)

	Second Quarter		Six Months
	2011	2010	2011	2010
	(in millions)
	(restated)		(restated)
Net credit derivative premiums received and receivable	$47.6	$50.7	$107.2	$104.4
Net ceding commissions (paid and payable) received and receivable	0.8	1.0	2.2	2.0
Realized gains on credit derivatives	48.4	51.7	109.4	106.4
Termination losses	(22.5)	—	(22.5)	—
Net credit derivative losses (paid and payable) recovered and recoverable	(36.7)	(13.3)	(62.3)	(41.3)
Total realized gains and other settlements on credit derivatives	(10.8)	38.4	24.6	65.1
Total unrealized gains (losses) on credit derivatives	(54.0)	35.1	(325.6)	287.2
Net change in fair value of credit derivatives	$(64.8)	$73.5	$(301.0)	$352.3

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

Net Change in Unrealized Gains (Losses) on Credit Derivatives by Sector

	Second Quarter		Six Months
Asset Type	2011	2010	2011	2010
	(in millions)
	(restated)		(restated)
Pooled corporate obligations:
Collateralized loan obligations/collateralized bond obligations	$(3.6)	$1.8	$(1.6)	$3.3
Synthetic investment grade pooled corporate	(0.8)	3.6	9.7	(4.0)
Synthetic high-yield pooled corporate	3.5	(5.9)	0.7	14.5
TruPS collateralized debt obligation (“CDOs”)	(15.5)	35.5	(36.3)	65.2
Market value CDOs of corporate obligations	(5.2)	(0.1)	(5.3)	0.3
Total pooled corporate obligations	(21.6)	34.9	(32.8)	79.3
U.S. RMBS:
Option ARMs and Alt-A first lien	28.1	9.6	(239.5)	160.5
Subprime first lien (including net interest margin)	(67.2)	0.3	(91.3)	0.9
Prime first lien	(12.8)	5.2	(12.2)	19.4
Closed-end second lien and HELOCs	0.8	(14.3)	1.1	(5.9)
Total U.S. RMBS	(51.1)	0.8	(341.9)	174.9
Commercial mortgage-backed securities (“CMBS”)	9.8	0.3	10.5	9.8
Other(1)	8.9	(0.9)	38.6	23.2
Total	$(54.0)	$35.1	$(325.6)	$287.2

(1)                                  “Other” includes all other U.S. and international asset classes, such as commercial receivables, international infrastructure, international RMBS securities, and pooled infrastructure securities.

Effect of the Company’s Credit Spread Change on

Fair Value of Credit Derivatives Gains (Losses)

	Second Quarter		Six Months
	2011	2010	2011	2010
	(in millions)
	(restated)		(restated)
Change in fair value of credit derivatives:
Before considering implication of the Company’s credit spreads	$143.5	$(357.7)	$102.5	$214.5
Resulting from change in the Company’s credit spreads	(197.5)	392.8	(428.1)	72.7
After considering implication of the Company’s credit spreads	$(54.0)	$35.1	$(325.6)	$287.2

Management believes that the trading levels of AGC’s and AGM’s credit spreads are due to the correlation between AGC’s and AGM’s risk profile and the current risk profile of the broader financial markets and to increased demand for credit protection against AGC and AGM as the result of its financial guaranty volume, as well as the overall lack of liquidity in the CDS market. Offsetting the inception to date benefit attributable to AGC’s and AGM’s credit spread were fair value losses in fixed income security market prices primarily attributable to widening spreads in certain markets as a result of the continued deterioration in credit markets and some credit rating downgrades. The higher credit spreads in the fixed income security market are due to the lack of liquidity in the high-yield CDO and CLO markets as well as continuing market concerns over the most recent vintages of subprime RMBS.

In Second Quarter 2011, U.S. RMBS unrealized fair value losses were generated primarily in the prime first lien and subprime RMBS sectors due to wider implied net spreads. The wider implied net spreads were a result of price deterioration as well as the decreased cost to buy protection in AGC’s name as the market cost of AGC’s credit protection declined. These transactions were pricing above their floor levels (or the minimum rate at which the Company would consider assuming these risks based on historical experience); therefore when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, declined the implied spreads that the Company would expect to receive on these transactions increased. The unrealized fair value gains in the Option ARM and Alt-A first lien sectors, were a result of an increase in fair value attributable to R&W benefits on several Alt-A first lien and Option ARM credit derivative transactions, as a result of a recent settlement with a CDS counterparty. The unrealized fair value gains in the Alt-A first lien and Option ARM sectors were partially offset by wider implied net spreads on these transactions, which resulted from the decreased cost to buy protection in AGC’s name. The cost of AGM’s credit protection also declined during the quarter, but did not lead to significant fair value losses, as the majority of AGM policies continue to price at floor levels.

With respect to CDS transactions for which there is an expected claim payment within the next twelve months, the allocation of gross spreads was revised in First Quarter 2011 to reflect a higher allocation to the cost of credit rather than the bank profit component. In the current market, it is assumed that a bank would be willing to accept a lower profit on distressed transactions in order to remove these transactions from its financial statements. The effect of this refinement in assumptions was an increase in fair value losses of $260.4 million during First Quarter 2011 and was concentrated in the Alt-A first lien and Option ARM sectors. The remainder of the unrealized fair value losses for Six Months 2011 was primarily driven by wider implied net spreads in the Alt-A first lien and Option ARMs, and Subprime RMBS sectors. The wider implied net spreads were a result of price deterioration as well as the decreased cost to buy protection in AGC’s name as the market cost of AGC’s credit protection declined during the period. These transactions were pricing above their floor levels (or the minimum rate at which the Company would consider assuming these risks based on historical experience); therefore when the cost of purchasing CDS protection on AGC declined, which management refers to as the CDS spread on AGC, the implied spreads that the Company would expect to receive on these transactions increased. The unrealized losses for Six Months 2011 in the Option ARM and Alt-A first lien sectors were partially offset by an increase in R&W benefits on several credit derivative transactions within these sectors, as a result of a recent settlement with a CDS counterparty. The cost of AGM’s credit protection also declined during Six Months 2011, but did not lead to significant fair value losses, as the majority of AGM policies continue to price at floor levels.

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

	As of June 30, 2011		As of December 31, 2010
Credit Spreads(1)	Estimated Net Fair Value (Pretax)	Estimated Change in Gain/(Loss) (Pretax)	Estimated Net Fair Value (Pretax)	Estimated Change in Gain/(Loss) (Pretax)
	(in millions)
	(restated)		(restated)
100% widening in spreads	$(4,532.0)	$(2,344.5)	$(3,961.7)	$(2,091.8)
50% widening in spreads	(3,363.3)	(1,175.8)	(2,923.3)	(1,053.4)
25% widening in spreads	(2,777.5)	(590.0)	(2,399.2)	(529.3)
10% widening in spreads	(2,426.4)	(238.9)	(2,084.1)	(214.2)
Base Scenario	(2,187.5)	—	(1,869.9)	—
10% narrowing in spreads	(1,988.8)	198.7	(1,706.9)	163.0
25% narrowing in spreads	(1,691.0)	496.5	(1,462.5)	407.4
50% narrowing in spreads	(1,199.4)	988.1	(1,059.8)	810.1

(1)                                  Includes the effects of spreads on both the underlying asset classes and the Company’s own credit spread.

Provision for Income Tax

For Second Quarters 2011 and 2010, the effective tax rate was (52.9%) and 30.3%, respectively. For Six Months 2011 and 2010 the effective tax rate was 21.6% and 27.8%, respectively. The Company’s effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, United Kingdom (“U.K.”) subsidiaries taxed at the U.K. blended marginal corporate tax rate of 26.5%, and no taxes for the Company’s Bermuda holding company and subsidiaries. For periods subsequent to April 1, 2011, the U.K. corporation tax rate has been reduced to 26%, for periods prior to April 1, 2011 the U.K. corporation tax rate was 28%, resulting in a blended tax rate of 26.5%. Accordingly, the Company’s overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions. Second Quarter 2011 and Six Months 2011 have income earned primarily by taxable entities with some losses incurred in non-taxable entities, offset by tax-exempt interest, and is the primary reason for the (52.9%) and 21.6% effective tax rate, respectively. Second Quarter 2010 and Six Months 2010 had income earned primarily by taxable entities, offset by tax-exempt interest, and is the primary reason for the 30.3% and 27.8% effective tax rate, respectively.

Financial Guaranty Variable Interest Entities

Based on the assessment of its control rights over servicer or collateral manager replacement, given that servicing/managing collateral were deemed to be the VIEs’ most significant activities, 35 VIEs required consolidation as of June 30, 2011 compared with 29 as of December 31, 2010. This resulted in an increase in FG VIEs’ assets of $254.8 million, an increase in FG VIEs’ liabilities of $305.2 million and a net loss on consolidation of $95.3 million, which was included in “net change in fair value of FG VIEs” in the consolidated statement of operations. In addition, debt on two FG VIEs was fully paid off during Second Quarter 2011. The following table presents the effects on reported GAAP income resulting from consolidating these FG VIEs and eliminating their related insurance accounting entries and represents the difference between GAAP reported net income and non-GAAP operating income. See “Non-GAAP Financial Measures—Operating Income” below.

Effect of Consolidating FG VIEs

On Reported GAAP

	Second Quarter		Six Months
	2011	2010	2011	2010
	(in millions)
	(restated)	(restated)	(restated)	(restated)
Net earned premiums(1)	$(18.3)	$(10.7)	$(37.4)	$(21.6)
Net investment income	(0.4)	—	(0.7)	—
Net realized investment gains (losses)	0.2	—	0.5	—
Net change in fair value of FG VIEs	(174.3)	(27.4)	(54.7)	(36.3)
Loss and LAE(2)	16.9	10.1	67.6	34.2
Total pretax effect on net income	(175.9)	(28.0)	(24.7)	(23.7)
Less: tax provision (benefit)	(61.6)	(9.8)	(8.6)	(8.3)
Total effect on net income	$(114.3)	$(18.2)	$(16.1)	$(15.4)

(1)                                  Represents net earned premiums of consolidated FG VIEs that were eliminated upon consolidation.

(2)                                  Represents loss and LAE of consolidated FG VIEs that were eliminated upon consolidation.

Net change in fair value of FG VIEs represents the net change in fair value of the consolidated FG VIEs’ assets and liabilities that is reported under GAAP. These contracts are not actively traded and therefore management expects the fair value gains and losses to reverse to zero as the contract approaches maturity, except for economic claim payments. During Second Quarter 2011, the Company determined that, based on the assessment of its control rights over servicer or collateral manager replacement, given that servicing/managing collateral were deemed to be the VIEs’ most significant activities, eight additional VIEs required consolidation, bringing the total consolidated FG VIEs to 35 at June 30, 2011. The Company recorded after-tax mark to market losses of $133.5 million on these consolidated FG VIEs where $61.9 million was due to the consolidation of eight new VIEs and $71.6 million was mainly driven by two existing transactions in which the fair value of the underlying collateral depreciated, while the price of the wrapped senior bonds was largely unchanged from the prior quarter.

Expected losses to be paid (recovered) in respect of consolidated FG VIEs, which were $(5.6) million as of June 30, 2011 and $49.2 million as of December 31, 2010, are included in the discussion of “Losses in the Insured Portfolio” above.

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

Reconciliation of Net Income (Loss) to Operating Income

	Second Quarter		Six Months
	2011	2010	2011	2010
	(in millions)
	(restated)	(restated)	(restated)	(restated)
Net income (loss)	$(42.6)	$179.1	$98.0	$512.6
Less after-tax adjustments:
Realized gains (losses) on investments	(2.8)	(4.3)	(0.9)	2.4
Non-credit-impairment unrealized fair value gains (losses) on credit derivatives	(73.6)	40.6	(291.3)	271.4
Fair value gains (losses) on committed capital securities	0.4	8.2	0.7	7.4
Foreign exchange gains (losses) on revaluation of premiums receivable	3.8	(19.0)	13.0	(42.0)
Effect of consolidating FG VIEs	(114.3)	(18.2)	(16.1)	(15.4)
Operating income	$143.9	$171.8	$392.6	$288.8

Management believes that operating income is a useful measure because it clarifies the understanding of the underwriting results of the Company’s financial guaranty insurance business, and also includes financing costs and net investment income, and enables investors and analysts to evaluate the Company’s financial results as compared with the consensus analyst estimates distributed publicly by financial databases. Operating income is defined as net income (loss) attributable to Assured Guaranty Ltd., as reported under GAAP, adjusted for the following:

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

3)                                      Elimination of the after-tax fair value gains (losses) on the Company’s committed capital securities (“CCS”). Such amounts are heavily affected by, and in part fluctuate with, changes in market interest rates, credit spreads and other market factors and are not expected to result in an economic gain or loss.

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

Reconciliation of Shareholders’ Equity to Adjusted Book Value

	As of June 30, 2011		As of December 31, 2010
	Total	Per Share	Total	Per Share
	(dollars in millions, except share and per share amounts)
	(restated)	(restated)	(restated)	(restated)
Shareholders’ equity	$3,913.9	$21.25	$3,733.5	$20.32
Less after-tax adjustments:
Effect of consolidating FG VIEs	(342.6)	(1.86)	(371.4)	(2.02)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(1,037.3)	(5.63)	(763.0)	(4.15)
Fair value gains (losses) on committed capital securities	12.9	0.07	12.2	0.07
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	152.3	0.83	101.2	0.55
Operating shareholders’ equity	5,128.6	27.84	4,754.5	25.88
After-tax adjustments:
Less: Deferred acquisition costs	238.2	1.29	248.4	1.35
Plus: Net present value of estimated net future credit derivative revenue	353.3	1.92	424.8	2.31
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	3,824.1	20.76	4,058.0	22.08
Adjusted book value	$9,067.8	$49.23	$8,988.9	$48.92

As of June 30, 2011, shareholders’ equity increased to $3.9 billion from $3.7 billion at December 31, 2010 due primarily to net income of $98.0 million and unrealized gains on the investment portfolio. Adjusted book value and adjusted book value per share increased slightly, mainly due to PVP, commutations, and loss mitigation efforts, particularly the Bank of America Agreement, which offset economic loss development. Shares outstanding increased slightly by 0.5 million due to issuance of vested restricted stock awards and units in Six Months 2011.

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

Management believes that adjusted book value is a useful measure because it enables an evaluation of the net present value of the Company’s in-force premiums and revenues in addition to operating shareholders’ equity. The premiums and revenues included in adjusted book value will be earned in future periods, but actual earnings may differ materially from the estimated amounts used in determining current adjusted book value due to changes in, foreign exchange rates, refinancing or refunding activity, prepayment speeds, terminations, credit defaults and other factors. Many investors, analysts and financial news reporters use adjusted book value to evaluate AGL’s share price and as the basis of their decision to recommend, buy or sell the AGL common shares. Adjusted book value is operating shareholders’ equity, as defined above, further adjusted for the following:

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

Net Present Value of Estimated Net Future Credit Derivative Revenue

Management believes that this amount is a useful measure because it enables an evaluation of the value of future estimated credit derivative revenue. There is no corresponding GAAP financial measure. This amount represents the present value of estimated future revenue from the Company’s credit derivative in-force book of business, net of reinsurance, ceding commissions and premium taxes for contracts without expected economic losses, and is discounted at 6% (which represents the Company’s tax-equivalent pretax investment yield on its investment portfolio). Estimated net future credit derivative revenue may change from period to period due to changes in foreign exchange rates, prepayment speeds, terminations, credit defaults or other factors that affect par outstanding or the ultimate maturity of an obligation.

PVP or Present Value of New Business Production

Management believes that PVP is a useful measure because it enables the evaluation of the value of new business production for the Company by taking into account the value of estimated future installment premiums on all new contracts underwritten in a reporting period as well as premium supplements and additional installment premium on existing contracts as to which the issuer has the right to call the insured obligation but has not exercised such right, whether in insurance or credit derivative contract form, which GAAP gross premiums written and the net credit derivative premiums received and receivable portion of net realized gains and other settlement on credit derivatives (“Credit Derivative Revenues”) do not adequately measure. PVP in respect of insurance and credit derivative contracts written in a specified period is defined as gross upfront and installment premiums received and the present value of gross estimated future installment premiums, in each case, discounted at 6% (the Company’s tax-equivalent pretax investment yield on its investment portfolio). For purposes of the PVP calculation, management discounts estimated future installment premiums on insurance contracts at 6%, while under GAAP, these amounts are discounted at a risk-free rate. Additionally, under GAAP, management records future installment premiums on financial guaranty insurance contracts covering non-homogeneous pools of assets based on the contractual term of the transaction, whereas for PVP purposes, management records an estimate of the future installment premiums the Company expects to receive, which may be based upon a shorter period of time than the contractual term of the transaction. Actual future net earned or written premiums and Credit Derivative Revenues may differ from PVP due to factors including, but not limited to, changes in foreign exchange rates, refinancing or refunding activity, prepayment speeds, terminations, credit defaults, or other factors that affect par outstanding or the ultimate maturity of an obligation.

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

Insured Portfolio

The following tables present the insured portfolio by asset class net of cessions to reinsurers as of June 30, 2011 and December 31, 2010. See “Reinsurance” in Note 12 of the Financial Statements for information related to reinsurers. It includes all financial guaranty contracts outstanding as of the dates presented, regardless of the form written (i.e. credit derivative form or traditional financial guaranty insurance form) or the applicable accounting model (i.e. insurance, derivative or VIE accounting).

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

The June 30, 2011 and December 31, 2010 amounts above include $70.6 billion and $78.4 billion, respectively, of AGM structured finance net par outstanding. AGM has not insured a mortgage-backed transaction since January 2008 and announced its complete withdrawal from the structured finance market in August 2008. The structured finance transactions that remain in AGM’s insured portfolio are of double-A average underlying credit quality, according to the Company’s internal rating system. Management expects AGM’s structured finance portfolio to run off rapidly: 13% by year-end 2011, 50% by year end 2013, and 77% by year-end 2015.

The following tables set forth the Company’s net financial guaranty portfolio as of June 30, 2011 and December 31, 2010 by internal rating:

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

The Company monitors its investment grade credits to determine whether any new credits need to be internally downgraded to BIG. The Company refreshes its internal credit ratings on individual credits in quarterly, semi-annual or annual cycles based on the Company’s view of the credit’s quality, loss potential, volatility and sector. Ratings on credits in sectors identified as under the most stress or with the most potential volatility are reviewed every quarter. The Company’s insured credit ratings on assumed credits are based on the Company’s independent reviews of low-rated credits or credits in volatile sectors, unless such information is not available, in which case, the ceding company’s credit rating of the transactions are used. For example, the Company models all assumed RMBS credits with par above $1 million, as well as certain RMBS credits below that amount.

Credits identified as BIG are subjected to further review to determine the probability of a loss (see “Losses in the Insured Portfolio” above). Surveillance personnel then assign each BIG transaction to the appropriate BIG surveillance category based upon whether a lifetime loss is expected and whether a claim has been paid. The Company expects “lifetime losses” on a transaction when the Company believes there is more than a 50% chance that, on a present value basis, it will pay more claims over the life of that transaction than it will ultimately have been reimbursed. For surveillance purposes, the Company calculates present value using a constant discount rate of 5%. (A risk-free rate is used for recording of reserves for financial statement purposes.) A “liquidity claim” is a claim that the Company expects to be reimbursed within one year.

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

By Category Below-Investment-Grade Credits

	As of June 30, 2011
	Net Par Outstanding			Number of Credits
Description	Financial Guaranty Insurance	Credit Derivative	Total	Financial Guaranty Insurance	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$6,877	$3,230	$10,107	151	30	181
Category 2	5,038	2,777	7,815	84	44	128
Category 3	7,424	2,429	9,853	129	23	152
Total BIG	$19,339	$8,436	$27,775	364	97	461

	As of December 31, 2010
	Net Par Outstanding			Number of Credits
Description	Financial Guaranty Insurance	Credit Derivative	Total	Financial Guaranty Insurance	Credit Derivative	Total
	(dollars in millions)
	(restated)		(restated)	(restated)		(restated)
BIG:
Category 1	$5,450	$3,241	$8,691	119	31	150
Category 2	5,717	3,457	9,174	98	50	148
Category 3	7,281	1,660	8,941	115	12	127
Total BIG	$18,448	$8,358	$26,806	332	93	425

Exposure to Residential Mortgage-Backed Securities

The tables below provide information on the risk ratings and certain other risk characteristics of the Company’s financial guaranty insurance and credit derivative RMBS exposures as of June 30, 2011. U.S. RMBS exposures represent 4.0% of the total net par outstanding and 57.1% of total BIG net par outstanding. The tables presented provide information with respect to the underlying performance indicators of this book of business. Please refer to Note 5 of the Financial Statements for a discussion of expected losses to be paid on U.S. RMBS exposures.

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

Exposure by Reinsurer

	Ratings at August 3, 2011		Par Outstanding as of June 30, 2011
Reinsurer	Moody’s Financial Strength Rating	S&P Financial Strength Rating	Ceded Par Outstanding(3)	Second-to- Pay Insured Par Outstanding	Assumed Par Outstanding
	(dollars in millions)
Radian Asset Assurance Inc.	Ba1	BB-	$20,859	$56	$—
Tokio Marine & Nichido Fire Insurance Co., Ltd.	Aa2(1)	AA- (1)	17,966	—	933
RAM Reinsurance Co. Ltd.	WR(2)	WR(2)	12,701	—	24
Syncora Guarantee Inc.	Ca	WR	4,334	2,323	217
Mitsui Sumitomo Insurance Co. Ltd.	Aa3	AA-	2,442	—	—
ACA Financial Guaranty Corp	NR	WR	866	13	2
Swiss Reinsurance Co.	A1	A+	512	—	—
Ambac Assurance Corporation	WR	WR	87	7,700	23,593
CIFG Assurance North America Inc.	WR	WR	69	258	10,158
MBIA Insurance Corporation	B3	B	45	11,704	10,773
Financial Guaranty Insurance Co.	WR	WR	—	3,854	2,350
Other	Various	Various	1,052	2,061	100
Total			$60,933	$27,969	$48,150

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

Liquidity and Capital Resources

AGL and its Holding Company Subsidiaries

AGL and its holding company subsidiaries’ liquidity is largely dependent on its operating results and its access to external financings. Liquidity requirements include the payment of operating expenses, interest on debt of Assured Guaranty US Holdings Inc. (“AGUS”) and Assured Guaranty Municipal Holdings Inc. (“AGMH”) and dividends on common shares. AGL and its holding company subsidiaries may also require liquidity to make periodic capital investments in its operating subsidiaries. In the ordinary course of business, the Company evaluates its liquidity needs and capital resources in light of holding company expenses and dividend policy, as well as rating agency considerations. Management believes that AGL will have sufficient liquidity to satisfy its needs over the next twelve months, including the ability to pay dividends on AGL common shares. See “—Insurance Company Regulatory Restrictions” below for a discussion of dividend restrictions. In addition, under the terms of the purchase agreement under which AGMH was acquired, AGM is subject to a dividend restriction until July 1, 2012.

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

(1)                                  Includes $12.2 million and $58.9 million of claims paid under financial guaranty contracts on transactions where the VIE is consolidated for Six Months 2011 and 2010, respectively.

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

•                  Synthetic CDOs:  In the case of pooled corporate synthetic CDOs, where the Company’s credit exposure was typically set at super senior levels at inception, the Company is exposed to credit losses of a synthetic pool of corporate obligors following the exhaustion of a deductible. In these transactions, losses are typically calculated using ISDA cash settlement mechanics. As a result, the Company’s exposures to the individual corporate obligors within any synthetic transaction are constrained by the New York Insurance Law single risk limits. In these transactions, the credit events giving rise to a payment obligation are generally (a) the reference entity’s bankruptcy; (b) failure by the reference entity to pay its debt obligations; and (c) in certain transactions, the restructuring of the reference entity’s debt obligations. The Company generally would not be required to make a payment until aggregate credit losses exceed the designated deductible threshold and only as each incremental default occurs. Once the deductible is exhausted, each further credit event would give rise to cash settlements.

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

The amount available at AG Re to pay dividends or make a distribution of contributed surplus in Second Quarter 2011 in compliance with Bermuda law is $1,150 million. However, any distribution that results in a reduction of 15% or more of AG Re’s total statutory capital, as set out in its previous years’ financial statements, would require the prior approval of the Bermuda Monetary Authority. Dividends are limited by requirements that the subject company must at all times (i) maintain the minimum solvency margin required under the Insurance Act of 1978 and (ii) have relevant assets in an amount at least equal to 75% of relevant liabilities, both as defined under the Insurance Act of 1978. AG Re, as a Class 3B insurer, is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the Authority an affidavit stating that it will continue to meet the required margins.

Cash Flows

Cash Flow Summary

	Six Months
	2011	2010
	(in millions)
	(restated)	(restated)
Net cash flows provided by (used in) operating activities	$631.9	$(217.5)
Net cash flows provided by (used in) investing activities	44.8	577.4
Net cash flows provided by (used in) financing activities	(622.8)	(299.6)
Effect of exchange rate changes	3.2	(3.1)
Cash at beginning of period	108.4	44.1
Total cash at the end of the period	$165.5	$101.3

Operating cash flows in Six Months 2011 and Six Months 2010 include cash flows from FG VIEs.  Excluding consolidated FG VIEs, the increase in operating cash flows was mainly due to the cash proceeds received from Bank of America Agreement.

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

Series A Enhanced Junior Subordinated Debentures.  On December 20, 2006, AGUS issued $150.0 million of the Debentures due 2066 for net proceeds of $149.7 million. The Debentures pay a fixed 6.40% rate of interest until December 15, 2016, and thereafter pay a floating rate of interest, reset quarterly, at a rate equal to three month London Interbank Offered Rate (“LIBOR”) plus a margin equal to 2.38%. AGUS may elect at one or more times to defer payment of interest for one or more consecutive periods for up to 10 years. Any unpaid interest bears interest at the then applicable rate. AGUS may not defer interest past the maturity date.

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

Recourse Credit Facilities

2006 Credit Facility

On November 6, 2006, AGL and certain of its subsidiaries entered into a $300.0 million, five-year unsecured revolving credit facility (the “2006 Credit Facility”) with a syndicate of banks. Under the 2006 Credit Facility, each of AGC, Assured Guaranty (UK) Ltd. (“AGUK”), AG Re, Assured Guaranty Re Overseas Ltd. (“AGRO”) and AGL are entitled to request the banks to make loans to such borrower or to request that letters of credit be issued for the account of such borrower. Of the $300.0 million available to be borrowed, no more than $100.0 million may be borrowed by AGL, AG Re or AGRO, individually or in the aggregate, and no more than $20.0 million may be borrowed by AGUK. The stated amount of all outstanding letters of credit and the amount of all unpaid drawings in respect of all letters of credit cannot, in the aggregate, exceed $100.0 million. The 2006 Credit Facility also provides that Assured Guaranty may request that the commitment of the banks be increased an additional $100.0 million up to a maximum aggregate amount of $400.0 million. Any such incremental commitment increase is subject to certain conditions provided in the agreement and must be for at least $25.0 million.

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

One event that may lead to an early termination of a lease is the downgrade of AGM, as the strip coverage provider, or the downgrade of the equity payment undertaker within the transaction. Upon such downgrade, the tax-exempt entity is generally obligated to find a replacement credit enhancer within a specified period of time; failure to find a replacement could result in a lease default, and failure to cure the default within a specified period of time could lead to an early termination of the lease and a demand by the lessor for a termination payment from the tax-exempt entity. However, even in the event of an early termination of the lease, there would not necessarily be an automatic draw on AGM’s policy, as this would only occur to the extent the tax-exempt entity does not make the required termination payment.

AIG International Group, Inc. is one entity that has acted as equity payment undertaker in a number of transactions in which AGM acted as strip coverage provider. AIG was downgraded in the third quarter of 2008, and AGM was downgraded by Moody’s in the fourth quarter of 2008. As a result of those downgrades, as of June 30, 2011, 45 leveraged lease transactions in which AGM acts as strip coverage provider were breaching either a ratings trigger related to AIG or a ratings trigger related to AGM. For such 45 leveraged lease transactions, if early termination of the leases were to occur and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $1.1 billion as of June 30, 2011. If AGM were downgraded to A+ by S&P or A1 by Moody’s, as of June 30, 2011, another 26 leveraged lease transactions in which AGM acts as strip coverage provider would be affected. For such 26 leveraged lease transactions, if early termination of the leases were to occur and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of an additional approximately $1.0 billion as of June 30, 2011. To date, none of the leveraged lease transactions which involve AGM has experienced an early termination due to a lease default and a claim on the AGM guaranty. It is difficult to determine the probability that the Company will have to pay strip provider claims or the likely aggregate amount of such claims. At June 30, 2011, approximately $0.6 billion of cumulative strip par exposure had been terminated on a consensual basis. The consensual terminations have resulted in no claims on AGM.

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

The Strip Coverage Facility’s financial covenants require that AGM and its subsidiaries maintain a maximum debt-to-capital ratio of 30% and maintain a minimum net worth of 75% of consolidated net worth as of July 1, 2009, plus, starting July 1, 2014, 25% of the aggregate consolidated net income (or loss) for the period beginning July 1, 2009 and ending on June 30, 2014 or, if the commitment amount has been reduced to $750 million as described above, zero. The Company is in compliance with all covenants as of August 9, 2011.

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

Limited Recourse Credit Facilities

AG Re Credit Facility

On July 31, 2007, AG Re entered into a limited recourse credit facility (“AG Re Credit Facility”) with a syndicate of banks, which provides up to $200.0 million for the payment of losses in respect of the covered portfolio. The AG Re Credit Facility expires in June 2014. The facility can be utilized after AG Re has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $260 million or the average annual debt service of the covered portfolio multiplied by 4.5%. The obligation to repay loans under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral.

As of June 30, 2011, no amounts were outstanding under this facility nor have there been any borrowings during the life of this facility.

AGM Credit Facility

On April 30, 2005, AGM entered into a limited recourse credit facility (“AGM Credit Facility”) with a syndicate of international banks, which provides up to $297.5 million for the payment of losses in respect of the covered portfolio. The AGM Credit Facility expires April 30, 2015. The facility can be utilized after AGM has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $297.5 million or the average annual debt service of the covered portfolio multiplied by 5.0%. The obligation to repay loans under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. The ratings downgrade of AGM by Moody’s to Aa3 in November 2008 resulted in an increase to the commitment fee.

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

The AGM CPS Securities

In June 2003, $200.0 million of AGM CPS Securities, money market preferred trust securities, were issued by trusts created for the primary purpose of issuing the AGM CPS Securities, investing the proceeds in high-quality commercial paper and selling put options to AGM, allowing AGM to issue the trusts noncumulative redeemable perpetual preferred stock (the “AGM Preferred Stock”) of AGM in exchange for cash. There are four trusts each with an initial aggregate face amount of $50 million. These trusts hold auctions every 28 days at which time investors submit bid orders to purchase AGM CPS Securities. If AGM were to exercise a put option, the applicable trust would transfer the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, to AGM in exchange for Preferred Stock of AGM. AGM pays a floating put premium to the trusts, which represents the difference between the commercial paper yield and the winning auction rate (plus all fees and expenses of the trust). If any auction does not attract sufficient clearing bids, however, the auction rate is subject to a maximum rate of 200 basis points above LIBOR for the next succeeding distribution period. Beginning in August 2007, the AGM CPS Securities required the maximum rate for each of the relevant trusts. AGM continues to have the ability to exercise its put option and cause the related trusts to purchase AGM Preferred Stock. The trusts provide AGM access to new capital at its sole discretion through the exercise of the put options. The Company does not consider itself to be the primary beneficiary of the trusts because it does not retain the majority of the residual benefits or expected losses. As of June 30, 2011 the put option had not been exercised.

Investment Portfolio

The Company’s principal objectives in managing its investment portfolio are to preserve the highest possible ratings for each operating company; to manage investment risk within the context of the underlying portfolio of insurance risk; to maintain sufficient liquidity to cover unexpected stress in the insurance portfolio; and to maximize after-tax net investment income.

Fixed Maturity Securities and Short-Term Investments

The Company’s fixed maturity securities and short-term investments have duration of 4.9 years as of June 30, 2011, compared with 5.0 years as of December 31, 2010. The Company’s fixed maturity securities are designated as available-for-sale. Fixed maturity securities are reported at their fair value, and the change in fair value is reported as part of AOCI except for the credit component of the unrealized loss for securities deemed to be OTTI. The Company reviews the investment portfolio for possible impairment losses. If management believes the decline in fair value is “other-than-temporary,” the Company writes down the carrying value of the investment and records a realized loss in the consolidated statements of operations for an amount equal to the credit component of the unrealized loss. For additional information, see “Investments” in Note 9, of the Financial Statements.

Fair value of fixed maturity securities is based upon market prices provided by either independent pricing services or, when such prices are not available, by reference to broker or underwriter bid indications. The Company’s fixed maturity and short term portfolio is primarily invested in publicly traded securities. For more information about the Investment Portfolio and a detailed description of the Company’s valuation of investments see “Investments” in Note 9, of the Financial Statements.

Fixed Maturity Securities and Short-Term Investments

by Security Type

	As of June 30, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in millions)
	(restated)			(restated)
Fixed maturity securities:
U.S. government and agencies	$926.1	$49.4	$(0.2)	$975.3
Obligations of state and political subdivisions	5,038.7	162.3	(16.8)	5,184.2
Corporate securities	1,045.7	28.7	(8.9)	1,065.5
Mortgage-backed securities(1):
RMBS	1,208.8	59.9	(51.2)	1,217.5
CMBS	498.8	17.7	(0.4)	516.1
Asset-backed securities	540.4	26.0	(5.5)	560.9
Foreign government securities	337.6	8.1	(1.0)	344.7
Total fixed maturity securities	9,596.1	352.1	(84.0)	9,864.2
Short-term investments	1,105.6	—	—	1,105.6
Total fixed maturity and short-term investments	$10,701.7	$352.1	$(84.0)	$10,969.8

	As of December 31, 2010
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in millions)
	(restated)	(restated)	(restated)	(restated)
Fixed maturity securities:
U.S. government and agencies	$1,000.3	$48.3	$(0.4)	$1,048.2
Obligations of state and political subdivisions	4,922.0	99.9	(62.0)	4,959.9
Corporate securities	980.1	25.2	(12.8)	992.5
Mortgage-backed securities(1):
RMBS	1,158.9	56.5	(44.3)	1,171.1
CMBS	365.7	14.8	(1.4)	379.1
Asset-backed securities	498.2	9.9	(5.2)	502.9
Foreign government securities	349.5	5.3	(6.2)	348.6
Total fixed maturity securities	9,274.7	259.9	(132.3)	9,402.3
Short-term investments	1,055.3	0.3	—	1,055.6
Total fixed maturity and short-term investments	$10,330.0	$260.2	$(132.3)	$10,457.9

(1)                                  As of June 30, 2011 and December 31, 2010, respectively, approximately 63% and 64% of the Company’s total mortgage-backed securities were government agency obligations.

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

As of June 30, 2011, based on fair value, approximately 90% of the Company’s investments were long-term fixed maturity securities, and the Company’s portfolio, excluding other invested assets, had an average duration of 4.9 years, compared with 90% and 5.0 years as of December 31, 2010. Changes in interest rates affect the value of the Company’s fixed maturity portfolio. As interest rates fall, the fair value of fixed maturity securities increases, and as interest rates rise, the fair value of fixed maturity securities decreases. The Company’s portfolio of fixed maturity securities consists primarily of high-quality, liquid instruments. The Company continues to receive sufficient information to value its investments and has not had to modify its approach due to the current market conditions.

The amortized cost and estimated fair value of the Company’s available-for-sale fixed maturity securities as of June 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

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

The following table summarizes the ratings distributions of the Company’s investment portfolio as of June 30, 2011 and December 31, 2010. Ratings reflect the lower of the Moody’s and S&P classifications, except for bonds purchased for loss mitigation or risk management strategies, which use Assured Guaranty’s internal ratings classifications.

Distribution of Fixed Maturity Securities by Rating

Rating	As of June 30, 2011	As of December 31, 2010
		(restated)
AAA	44.0%	43.2%
AA	36.4	36.1
A	15.4	15.0
BBB	0.4	1.8
BIG(1)	1.8	2.0
Not rated(1)	2.0	1.9
Total	100.0%	100.0%

(1)                                  Include securities purchased or obtained as part of loss mitigation or other risk management strategies of $653.5 million in par with carrying value of $361.5 million or 3.7% of fixed maturity securities as of June 30, 2011 and of $748.7 million in par with carrying value of $309.1 million or 3.3% of fixed maturity securities as of December 31, 2010.

As of June 30, 2011 and December 31, 2010, the Company’s investment portfolio contained 19 and 37 securities, respectively, that were not rated or rated BIG. As of June 30, 2011 and December 31, 2010, the weighted average credit quality of the Company’s entire investment portfolio was AA.

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

As of June 30, 2011, $1,481.7 million of the Company’s fixed maturity securities were guaranteed by third parties. The following table presents the fair value of securities with third party guaranties by underlying credit rating:

Rating(1)	As of June 30, 2011
(in millions)
AAA	$2.3
AA	840.2
A	629.9
BBB	—
BIG	7.5
Not Available	1.8
Total	$1,481.7

(1)                                  Ratings are lower of Moody’s and S&P.

Distribution by Third Party Guarantor

Guarantor	As of June 30, 2011
(in millions)
MBIA Insurance Corporation	$828.8
Ambac Assurance Corporation	598.5
Other	54.4
Total	$1,481.7

Short-term investments include securities with maturity dates equal to or less than one year at the time of purchase. The Company’s short-term investments consist of money market funds, discounted notes and certain time deposits for foreign cash portfolios. Short-term investments are reported at fair value.

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

Under certain derivative contracts, the Company is required to post eligible securities as collateral. The need to post collateral under these transactions is generally based on mark-to-market valuations in excess of contractual thresholds. The fair market value of the Company’s pledged securities totaled $768.6 million and $765.9 million as of June 30, 2011 and December 31, 2010, respectively.

Other Invested Assets

Assets Acquired in Refinancing Transactions

The Company has rights under certain of its financial guaranty insurance policies and indentures that allow it to accelerate the insured notes and pay claims under its insurance policies upon the occurrence of predefined events of default. To mitigate financial guaranty insurance losses, the Company may elect to purchase the outstanding insured obligation or its underlying collateral. Generally, refinancing vehicles reimburse AGM in whole for its claims payments in exchange for assignments of certain of AGM’s rights against the trusts. The refinancing vehicles obtained their funds from the proceeds of AGM-insured guaranteed investment contracts (“GICs”) issued in the ordinary course of business by the Financial Products Companies (See “Liquidity Arrangements with respect to AGMH’s former Financial Products Business—The GIC Business” below). The refinancing vehicles are consolidated with the Company.

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

Pursuant to liquidity commitments, Dexia affiliates assume the risk of loss and support the payment obligations of FSA Asset Management LLC (“FSAM”) and the three former AGMH subsidiaries that issued GICs (collectively, the “GIC Issuers”) in respect of the GICs and the GIC business. The term of the commitments will generally extend until the GICs have been paid in full. The liquidity commitments comprise (i) an amended and restated revolving credit agreement (the “Liquidity Facility”) pursuant to which DCL and Dexia Bank Belgium SA commit to provide funds to FSAM in an amount up to $8.0 billion (approximately $2.2 billion of which was outstanding as of August 1, 2011), and (ii) a master repurchase agreement (the “Repurchase Facility Agreement” and, together with the Liquidity Facility, the “Guaranteed Liquidity Facilities”) pursuant to which DCL will provide up to $3.5 billion of funds in exchange for the transfer by FSAM to DCL of FSAM securities that are not eligible to satisfy collateralization obligations of the GIC Issuers under the GICs. As of August 1, 2011, no amounts were outstanding under the Repurchase Facility Agreement.

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

The Financial Products Companies’ obligations are currently, and at all times in the future required to be, supported by eligible assets in an amount sufficient to allow the Financial Products Companies to meet their obligations. On September 29, 2011, the transaction documents required an analysis of the value of FSA Asset Management LLC (‘‘FSAM’’) assets versus the GIC obligations and other associated liabilities of the Financial Products Companies. On that day, the required amount of assets exceeded the liabilities, and therefore Dexia was not required to post additional collateral to support its protection arrangements. Assured Guaranty believes the assets owned by the Financial Products Companies are sufficient for them to meet their GIC obligations and other associated liabilities. However, Dexia is required to post additional collateral if there is any shortfall in assets as compared with liabilities in the future.

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

Despite the execution of such documentation, the Company remains subject to the risk that Dexia may not make payments or securities available (i) on a timely basis, which is referred to as “liquidity risk,” or (ii) at all, which is referred to as “credit risk,” because of the risk of default. Even if Dexia has sufficient assets to pay all amounts when due, concerns regarding Dexia’s or such states’ financial condition or willingness to comply with its obligations could cause one or more rating agencies to view negatively the ability or willingness of Dexia to perform under the various agreements and could negatively affect the Company’s ratings.

One situation in which AGM may be required to pay claims in respect of AGMH’s former financial products business if Dexia does not comply with its obligations is if AGM is downgraded. Most of the GICs insured by AGM allow for the withdrawal of GIC funds in the event of a downgrade of AGM, unless the relevant GIC issuer posts collateral or otherwise enhances its credit. Most GICs insured by AGM allow for the termination of the GIC contract and a withdrawal of GIC funds in the event of a downgrade of AGM below a specified threshold, generally below A- by S&P or A3 by Moody’s, with no right of the GIC issuer to avoid such withdrawal by posting collateral or otherwise enhancing its credit. Each GIC contract stipulates the thresholds below which the GIC provider must post eligible collateral along with the types of securities eligible for posting and the collateralization percentage applicable to each security type. These collateralization percentages range from 100% of the GIC balance for cash posted as collateral to, typically, 108% for asset-backed securities. At June 30, 2011, a downgrade of AGM to below AA- by S&P and Aa3 by Moody’s (i.e., A+ by S&P and A1 by Moody’s) would result in withdrawal of $454 million of GIC funds and the need to post collateral on GICs with a balance of $4.7 billion. In the event of such a downgrade, assuming an average margin of 105%, the market value as of June 30, 2011 that the GIC issuers would be required to post in order to avoid withdrawal of any GIC funds would be $4.9 billion.

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

AGL’s Chief Executive Officer and Chief Financial Officer, in consultation with the Audit Committee, have concluded that the restatement errors  related to intercompany eliminations between the Company’s consolidated financial guaranty VIEs and the insurance company subsidiaries of Assured Guaranty, described in Note 2 to the Assured Guaranty financial statements under Part I, Financial Statements, resulted from a material weakness in Assured Guaranty’s internal control over financial reporting as of June 30, 2011. As of June 30, 2011 the Company did not maintain effective controls over intercompany eliminations for consolidated financial guaranty variable interest entities. Specifically, effective controls were not in place to ensure the completeness of the intercompany eliminations and the accuracy of reconciliations which impacted the financial guaranty variable interest entities’ liabilities and the net change in financial guaranty variable interest entities. Accordingly, our management has determined that this control deficiency constitutes a material weakness.  As a result of the material weakness, AGL’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not, as of June 30, 2011, effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by AGL (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act.

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

The Company continually reviews its disclosure controls and procedures and makes changes, as necessary, to ensure the quality of its financial reporting. As detailed below, the Company implemented certain additional controls that it believes will remediate the material weakness that existed at June 30, 2011.

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

10.5

Terms of Performance Retention Award, Four Year Installment Vesting Granted on February 9, 2011 for participants subject to $1 million limit (Incorporated by reference to Exhibit 10.5 to the Form 10-Q for the quarterly period ended June 30, 2011)†

10.6

Form of Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used with employment agreement (Incorporated by reference to Exhibit 10.6 to the Form 10-Q for the quarterly period ended June 30, 2011)†

10.7

Form of Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used without employment agreement (Incorporated by reference to Exhibit 10.7 to the Form 10-Q for the quarterly period ended June 30, 2011)†

10.8	Director Compensation Summary (Incorporated by reference to Exhibit 10.8 to the Form 10-Q for the quarterly period ended June 30, 2011)†

31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002*

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002*

101.1

The following financial information from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2011 formatted in XBRL: (i) Consolidated Balance Sheets at June  30, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the Three Months and Six Months ended June 30, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months ended June 30, 2011 and 2010 (iv) Consolidated Statement of Shareholders’ Equity for the Six Months ended June 30, 2011; (v) Consolidated Statements of Cash Flows for the Six Months ended June 30, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements.

†                                          Management contract or compensatory plan

*                                         Included herewith.