Form 10-Q
period 2011-09-30
ASSURED GUARANTY LTD
filed 2011-11-14
CIK 1273813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition Period from                          to

Commission File No. 001-32141

ASSURED GUARANTY LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0429991
(State or other jurisdiction	(I.R.S. employer
of incorporation)	identification no.)

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

Assured Guaranty Ltd.

Form 10-Q

Explanatory Note

In this Form 10-Q, the Company is restating its previously issued consolidated financial statements as of and for the three and nine months ended September 30, 2010 and for the year ended December 31, 2010 to reflect the Company’s determination that it did not properly account for the elimination of intercompany activity between the Company’s insurance subsidiaries and its consolidated financial guaranty variable interest entities. Included in this restatement is the correction of other immaterial errors which affected the quarter and nine months ended September 30, 2010. The total effect of this restatement was a decrease to equity of $65.3 million as of December 31, 2010, and decreases to net income of $16.3 million and $29.2 million for the quarter and nine months ended September 30, 2010, respectively.  Net income for the six months ended June 30, 2011 was also restated resulting in an increase of $30.3 million.

As a result of the errors discussed above, management has now determined that the Company had a material weakness in its internal control over financial reporting at September 30, 2011. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. For a discussion of management’s consideration of the Company’s disclosure controls and procedures and the material weakness identified, see Part I, Item 4, Controls and Procedures of this Form 10-Q.

Accordingly, this Form 10-Q should be read in conjunction with the Company’s filings with the U.S. Securities and Exchange Commission subsequent to the filing of the Original 10-K, including any amendments to those filings.

ASSURED GUARANTY LTD.

INDEX TO FORM 10-Q

		Page
	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Balance Sheets (unaudited) as of September 30, 2011 and, December 31, 2010 (restated)	4
	Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2011 and, Three and Nine Months Ended September 30, 2010 (restated)	5
	Consolidated Statements of Comprehensive Income (unaudited) for the Three and Nine Months Ended September 30, 2011 and, Three and Nine Months Ended September 30, 2010 (restated)	6
	Consolidated Statement of Shareholders’ Equity (unaudited) for the Nine Months Ended September 30, 2011	7
	Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2011 and, Nine Months Ended September 30, 2010 (restated)	8
	Notes to Consolidated Financial Statements (unaudited)	9
	1. Business and Basis of Presentation	9
	2. Restatement of Previously Issued Financial Statements	11
	3. Business Changes, Risks, Uncertainties and Accounting Developments	16
	4. Outstanding Exposure	17
	5. Financial Guaranty Insurance Contracts	21
	6. Fair Value Measurement	42
	7. Financial Guaranty Contracts Accounted for as Credit Derivatives	48
	8. Consolidation of Variable Interest Entities	55
	9. Investments	58
	10. Insurance Company Regulatory Requirements	63
	11. Income Taxes	63
	12. Reinsurance	65
	13. Commitments and Contingencies	68
	14. Long Term Debt and Credit Facilities	72
	15. Earnings Per Share	76
	16. Shareholders’ Equity	77
	17. Subsidiary Information	78
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	86
	Forward-Looking Statements	86
	Convention	87
	Website Information	87
	Executive Summary	87
	Results of Operations	94
	Non-GAAP Financial Measures	111
	Insured Portfolio	115
	Liquidity and Capital Resources	123
Item 3.	Market Risk	142
Item 4.	Controls and Procedures	142
	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	143
Item 1A.	Risk Factors	146
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	148
Item 6.	Exhibits	148

Assured Guaranty Ltd.

Consolidated Balance Sheets (Unaudited)

(dollars in thousands except per share and share amounts)

	September 30, 2011	December 31, 2010 (restated)
Assets
Investment portfolio:
Fixed maturity securities, available-for-sale, at fair value (amortized cost of $9,650,310 and $9,274,718)	$10,091,241	$9,402,287
Short-term investments, at fair value	873,268	1,055,567
Other invested assets	297,975	283,032
Total investment portfolio	11,262,484	10,740,886
Cash	173,260	108,389
Premiums receivable, net of ceding commissions payable	987,115	1,167,587
Ceded unearned premium reserve	747,457	821,819
Deferred acquisition costs	230,983	239,805
Reinsurance recoverable on unpaid losses	47,976	22,255
Salvage and subrogation recoverable	360,161	1,032,369
Credit derivative assets	467,252	592,898
Deferred tax asset, net	676,198	1,259,125
Current income tax receivable	203,659	—
Financial guaranty variable interest entities’ assets, at fair value	3,005,380	3,657,481
Other assets	243,070	199,305
Total assets	$18,404,995	$19,841,919
Liabilities and shareholders’ equity
Unearned premium reserve	$6,111,822	$6,972,894
Loss and loss adjustment expense reserve	670,743	574,369
Reinsurance balances payable, net	173,575	274,431
Long-term debt	1,041,653	1,052,936
Credit derivative liabilities	1,495,312	2,462,831
Current income tax payable	—	93,020
Financial guaranty variable interest entities’ liabilities with recourse, at fair value	2,575,548	3,030,908
Financial guaranty variable interest entities’ liabilities without recourse, at fair value	1,133,025	1,337,214
Other liabilities	436,602	309,862
Total liabilities	13,638,280	16,108,465
Commitments and contingencies (See Note 13)
Common stock ($0.01 par value, 500,000,000 shares authorized; 182,221,965 and 183,744,655 shares issued and outstanding in 2011 and 2010)	1,822	1,837
Additional paid-in capital	2,567,668	2,585,423
Retained earnings	1,866,664	1,032,445
Accumulated other comprehensive income, net of tax provision (benefit) of $114,226 and $18,341 in 2011 and 2010	327,061	111,749
Deferred equity compensation (320,193 and 181,818 shares in 2011 and 2010)	3,500	2,000
Total shareholders’ equity	4,766,715	3,733,454
Total liabilities and shareholders’ equity	$18,404,995	$19,841,919

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Operations (Unaudited)

(dollars in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010 (restated)	2011	2010 (restated)
Revenues
Net earned premiums	$211,073	$288,767	$695,118	$900,437
Net investment income	93,534	85,615	290,748	260,788
Net realized investment gains (losses):
Other-than-temporary impairment losses	(33,494)	(5,719)	(67,259)	(24,248)
Less: portion of other-than-temporary impairment loss recognized in other comprehensive income	(17,061)	(1,189)	(34,670)	(1,850)
Other net realized investment gains (losses)	5,348	2,156	19,220	20,999
Net realized investment gains (losses)	(11,085)	(2,374)	(13,369)	(1,399)
Net change in fair value of credit derivatives:
Realized gains and other settlements	483	52,498	25,074	117,554
Net unrealized gains (losses)	1,155,531	(276,427)	829,836	10,786
Net change in fair value of credit derivatives	1,156,014	(223,929)	854,910	128,340
Fair value gain (loss) on committed capital securities	2,443	(5,548)	3,538	5,770
Net change in fair value of financial guaranty variable interest entities	(99,230)	171,258	(153,915)	134,953
Other income (loss)	(7,550)	33,682	63,376	7,357
Total revenues	1,345,199	347,471	1,740,406	1,436,246
Expenses
Loss and loss adjustment expenses	214,991	110,772	313,324	307,394
Amortization of deferred acquisition costs	7,278	8,023	24,231	23,132
Assured Guaranty Municipal Holdings Inc. acquisition-related expenses	—	—	—	6,772
Interest expense	24,968	24,886	74,424	74,851
Other operating expenses	41,896	52,139	147,239	162,179
Total expenses	289,133	195,820	559,218	574,328
Income (loss) before income taxes	1,056,066	151,651	1,181,188	861,918
Provision (benefit) for income taxes
Current	(12,386)	(191,867)	(200,121)	(185,998)
Deferred	307,299	178,919	522,080	370,722
Total provision (benefit) for income taxes	294,913	(12,948)	321,959	184,724
Net income (loss)	$761,153	$164,599	$859,229	$677,194
Earnings per share:
Basic	$4.15	$0.89	$4.67	$3.67
Diluted	$4.13	$0.88	$4.61	$3.58
Dividends per share	$0.045	$0.045	$0.135	$0.135

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010 (restated)	2011	2010 (restated)
Net income (loss)	$761,153	$164,599	$859,229	$677,194
Unrealized holding gains (losses) arising during the period, net of tax provision (benefit) of $45,072, $64,025, $90,706 and $62,428	115,356	139,638	204,620	197,035
Less: reclassification adjustment for gains (losses) included in net income (loss), net of tax provision (benefit) of $(4,063), $(1,118), $(5,634) and $(2,556)	(8,360)	(1,256)	(11,558)	1,157
Change in net unrealized gains on investments	123,716	140,894	216,178	195,878
Change in cumulative translation adjustment, net of tax provision (benefit) of $(1,146), $3,138, $(286) and $284	(2,141)	5,411	(552)	152
Change in cash flow hedge, net of tax provision (benefit) of $(56), $(56), $(169) and $(169)	(105)	(105)	(314)	(314)
Other comprehensive income (loss)	121,470	146,200	215,312	195,716
Comprehensive income (loss)	$882,623	$310,799	$1,074,541	$872,910

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2011

(dollars in thousands, except share data)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Deferred Equity	Total Shareholders’
	Shares	Amount	Capital	Earnings	Income	Compensation	Equity
Balance, December 31, 2010 (restated)	183,744,655	$1,837	$2,585,423	$1,032,445	$111,749	$2,000	$3,733,454
Net income	—	—	—	859,229	—	—	859,229
Dividends ($0.135 per share)	—	—	—	(24,830)	—	—	(24,830)
Dividends on restricted stock units	—	—	180	(180)	—	—	—
Common stock repurchases	(2,000,000)	(20)	(23,291)	—	—	—	(23,311)
Share-based compensation and other	477,310	5	5,356	—	—	1,500	6,861
Change in cumulative translation adjustment	—	—	—	—	(552)	—	(552)
Change in cash flow hedge	—	—	—	—	(314)	—	(314)
Change in unrealized gains (losses) on:	—	—	—	—		—
Investments with no other-than-temporary impairment	—	—	—	—	210,298	—	210,298
Investments with other-than-temporary impairment	—	—	—	—	(5,678)	—	(5,678)
Less: reclassification adjustment for gains (losses) included in net income (loss)	—	—	—	—	(11,558)	—	(11,558)
Balance, September 30, 2011	182,221,965	$1,822	$2,567,668	$1,866,664	$327,061	$3,500	$4,766,715

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2011	2010 (restated)
Net cash flows provided by (used in) operating activities	$600,998	$(104,267)
Investing activities
Fixed maturity securities:
Purchases	(1,787,990)	(1,928,744)
Sales	848,416	835,716
Maturities	502,929	729,559
Net sales (purchases) of short-term investments	182,407	731,216
Net proceeds from paydowns on financial guaranty variable interest entities’ assets	598,160	323,626
Other	13,988	15,718
Net cash flows provided by (used in) investing activities	357,910	707,091
Financing activities
Dividends paid	(24,830)	(24,889)
Repurchases of common stock	(23,311)	(10,457)
Share activity under option and incentive plans	(2,609)	(2,323)
Net paydowns of financial guaranty variable interest entities’ liabilities	(830,063)	(497,296)
Repayment of long-term debt	(16,902)	(16,090)
Net cash flows provided by (used in) financing activities	(897,715)	(551,055)
Effect of foreign exchange rate changes	3,678	(1,496)
Increase (decrease) in cash	64,871	50,273
Cash at beginning of period	108,389	44,133
Cash at end of period	$173,260	$94,406
Supplemental cash flow information
Cash paid (received) during the period for:
Income taxes	$89,202	$138,073
Interest	$58,100	$58,587

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2011

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

Financial guaranty insurance contracts provide an unconditional and irrevocable guaranty that protects the holder of a financial obligation against non-payment of principal and interest when due. Financial guaranty contracts accounted for as credit derivatives are generally structured such that the circumstances giving rise to the Company’s obligation to make loss payments are similar to those for financial guaranty insurance contracts and only occurs upon one or more defined credit events such as failure to pay or bankruptcy, in each case, as defined within the transaction documents, with respect to one or more third party referenced securities or loans. Financial guaranty contracts accounted for as credit derivatives are primarily comprised of credit default swaps (“CDS”). The Company’s credit derivative transactions are governed by International Swaps and Derivative Association, Inc. (“ISDA”) documentation.

The Company’s business has evolved as a result of the recent crisis in the financial markets in several respects. The mix of new business has shifted towards insuring public finance obligations in the primary and secondary markets.  The Company has increased its focus on retail investors, which is the portion of the market where the demand for the Company’s product has remained strongest. The Company is selectively underwriting certain structured finance transactions, but has not underwritten a new U.S. residential mortgage-backed security (“RMBS”) since 2008 and will not do so until underwriting standards improve significantly. See Note 4 for the Company’s outstanding U.S. RMBS exposures.

The Company ceased selling credit protection through CDS in the beginning of 2009 following the issuance of regulatory guidelines that limited the terms under which such protection could be sold. The potential capital or margin requirements that may apply under the Dodd-Frank Wall Street Reform and Consumer protection Act (the “Dodd-Frank Act”) also contributed to the decision of the Company not to sell new credit protection through CDS in the foreseeable future.  The Company is actively pursuing opportunities to terminate, on favorable terms, existing CDS and in certain cases, may convert existing CDS exposure into a financial guaranty insurance contract.  These actions have the effect of reducing fair value volatility in income and/or reducing rating agency capital charges.

The Company enters into ceded reinsurance contracts in order to obtain greater business diversification and reduce the net potential loss from large risks. In recent years, the Company has been reassuming previously ceded business from reinsurers whose ratings have declined to below-investment-grade (“BIG”) levels.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (continued)

September 30, 2011

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

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and, in the opinion of management, reflect all adjustments that are of a normal recurring nature, necessary for a fair statement of the financial condition, results of operations and cash flows of the Company and its consolidated financial guaranty variable interest entities (“FG VIEs”) for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited interim consolidated financial statements cover the three-month period ended September 30, 2011 (“Third Quarter 2011”), the three-month period ended September 30, 2010 (“Third Quarter 2010”), the nine-month period ended September 30, 2011 (“Nine Months 2011”) and the nine-month period ended September 30, 2010 (“Nine Months 2010). The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

These unaudited interim consolidated financial statements include the accounts of AGL and its direct and indirect subsidiaries (collectively, the “Subsidiaries”) and its consolidated FG VIEs. Intercompany accounts and transactions between and among AGL and its Subsidiaries have been eliminated, as well as transactions between the Company and the consolidated FG VIEs. Certain prior year balances have been reclassified to conform to the current year’s presentation.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, for the year ended December 31, 2010, both of which have been filed with the U.S. Securities and Exchange Commission (the “SEC”).

AGL’s principal insurance company subsidiaries are Assured Guaranty Corp. (“AGC”), domiciled in Maryland; Assured Guaranty Municipal Corp. (“AGM”), domiciled in New York; and Assured Guaranty Re Ltd. (“AG Re”), domiciled in Bermuda. In addition, the Company has another U.S. and another Bermuda insurance company subsidiary that participate in a pooling agreement with AGM, two insurance subsidiaries organized in the United Kingdom, and a mortgage insurance company. The Company’s organizational structure includes various holdings companies, two of which—Assured Guaranty US Holdings Inc. (“AGUS”) and Assured Guaranty Municipal Holdings Inc. (“AGMH”)—have public debt outstanding. See Note 14.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (continued)

September 30, 2011

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. Upon adoption, the Company will expand the Consolidated Statements of Comprehensive Income to include the other comprehensive income items now presented in the Consolidated Statement of Shareholders’ Equity. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which corresponds to the Company’s first quarter of fiscal 2012. Early adoption of the new guidance is permitted and full retrospective application is required when the new guidance is adopted. The Company has not yet adopted this guidance.

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

2. Restatement of Previously Issued Financial Statements

AGL, through its insurance subsidiaries, has provided financial guaranties with respect to debt obligations issued by special purpose entities, including FG VIEs. Assured Guaranty does not sponsor such FG VIEs nor does it act as the servicer or collateral manager for any FG VIE debt obligations that it insures. However, when Assured Guaranty provides such financial guaranties, it can obtain certain control rights through the transaction structure which make Assured Guaranty the primary beneficiary of the FG VIE. Assured Guaranty is required under GAAP to consolidate the FG VIE in its financial statements when it is the primary beneficiary. See Note 8. When such consolidation occurs, Assured Guaranty must eliminate the intercompany transactions between the relevant Assured Guaranty insurance subsidiary and the consolidated FG VIE. Assured Guaranty discovered errors in the elimination of such intercompany transactions, which resulted in the restatement of the consolidated financial statements for Third Quarter 2010, Nine Months 2010 and the year ended December 31, 2010.

In addition, the Company was required to correct certain unrelated, immaterial errors as part of the restatement which affected expected losses, the fair value of credit derivatives, and the classification of FG VIE assets and liabilities, which primarily affected Third Quarter 2010, Nine Months 2010 and the year ended December 31, 2010. While these immaterial errors were corrected at the time they were identified, these restated financial statements reflect the correction of such errors in the period in which they arose.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (continued)

September 30, 2011

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (continued)

September 30, 2011

The effect of the restatement on the consolidated statements of operations is shown in the tables below.

	Three Months Ended September 30, 2010
	As Previously Filed	Reclassifications	Subtotal	(1) FG VIE Eliminations	(2) Other Adjustments	Restated
	(in millions, except per share amounts)
Revenues
Net earned premiums	$288.7	$—	$288.7	$—	$—	$288.7
Net investment income	85.6	—	85.6	—	—	85.6
Net realized investment gains (losses)	(2.4)	—	(2.4)	—	—	(2.4)
Net change in fair value of credit derivatives	(232.5)	—	(232.5)	—	8.5	(224.0)
Fair value gain (loss) on committed capital securities	(5.5)	—	(5.5)	—	—	(5.5)
Net change in financial guaranty variable interest entities	76.5	126.7	203.2	(31.9)	—	171.3
Other income	33.8	—	33.8	—	—	33.8
Total revenues	244.2	126.7	370.9	(31.9)	8.5	347.5
Expenses
Loss and loss adjustment expenses	109.1	—	109.1	1.3	0.4	110.8
Interest and other operating expenses	(41.6)	126.7	85.1	—	—	85.1
Total expenses	67.5	126.7	194.2	1.3	0.4	195.9
Income (loss) before income taxes	176.7	—	176.7	(33.2)	8.1	151.6
Provision (benefit) for income taxes
Current	(191.9)	—	(191.9)	—	—	(191.9)
Deferred	187.7	—	187.7	(11.6)	2.8	178.9
Total provision (benefit) for income taxes	(4.2)	—	(4.2)	(11.6)	2.8	(13.0)
Net income (loss)	$180.9	$—	$180.9	$(21.6)	$5.3	$164.6
Earnings per share:
Basic	$0.98		$0.98			$0.89
Diluted	$0.96		$0.96			$0.88

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (continued)

September 30, 2011

	Nine Months Ended September 30, 2010
	As Previously Filed	Reclassifications	Subtotal	(1) FG VIE Eliminations	(2) Other Adjustments	Restated
	(in millions except per share amounts)
Revenues
Net earned premiums	$900.4	$—	$900.4	$—	$—	$900.4
Net investment income	260.8	—	260.8	—	—	260.8
Net realized investment gains (losses)	(1.4)	—	(1.4)	—	—	(1.4)
Net change in fair value of credit derivatives	119.8	—	119.8	—	8.5	128.3
Fair value gain (loss) on committed capital securities	5.8	—	5.8	—	—	5.8
Net change in financial guaranty variable interest entities	61.6	131.5	193.1	(58.1)	—	135.0
Other income	7.4	—	7.4	—	—	7.4
Total revenues	1,354.4	131.5	1,485.9	(58.1)	8.5	1,436.3
Expenses
Loss and loss adjustment expenses	310.8	—	310.8	1.4	(4.8)	307.4
Interest and other operating expenses	135.5	131.5	267.0	—	—	267.0
Total expenses	446.3	131.5	577.8	1.4	(4.8)	574.4
Income (loss) before income taxes	908.1	—	908.1	(59.5)	13.3	861.9
Provision (benefit) for income taxes
Current	(186.0)	—	(186.0)	—	—	(186.0)
Deferred	387.7	—	387.7	(20.8)	3.8	370.7
Total provision (benefit) for income taxes	201.7	—	201.7	(20.8)	3.8	184.7
Net income (loss)	$706.4	$—	$706.4	$(38.7)	$9.5	$677.2
Earnings per share:
Basic	$3.83		$3.83			$3.67
Diluted	$3.73		$3.73			$3.58

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (continued)

September 30, 2011

The effect of the restatement on the consolidated statements of comprehensive income is shown in the tables below.

	Three Months Ended September 30, 2010
	As Previously Filed	(1) FG VIE Eliminations	(2) Other Adjustments	Restated
	(in millions)
Net income	$180.9	$(21.6)	$5.3	$164.6
Unrealized holding gains (losses) arising during the period	139.6	—	—	139.6
Less: reclassification adjustment for gains (losses)	(1.3)	—	—	(1.3)
Change in net unrealized gains on investments	140.9	—	—	140.9
Change in cumulative translation adjustment	5.4	—	—	5.4
Change in cash flow hedge	(0.1)	—	—	(0.1)
Other comprehensive income(loss)	146.2	—	—	146.2
Comprehensive income (loss)	$327.1	$(21.6)	$5.3	$310.8

	Nine Months Ended September 30, 2010
	As Previously Filed	(1) FG VIE Eliminations	(2) Other Adjustments	Restated
	(in millions)
Net income	$706.4	$(38.7)	$9.5	$677.2
Unrealized holding gains (losses) arising during the period	197.0	—	—	197.0
Less: reclassification adjustment for gains (losses)	1.2	—	—	1.2
Change in net unrealized gains on investments	195.8	—	—	195.8
Change in cumulative translation adjustment	0.2	—	—	0.2
Change in cash flow hedge	(0.3)	—	—	(0.3)
Other comprehensive income(loss)	195.7	—	—	195.7
Comprehensive income (loss)	$902.1	$(38.7)	$9.5	$872.9

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (continued)

September 30, 2011

The effect of the restatement on the consolidated statements of cash flow is shown in the tables below.

	Nine Months Ended September 30, 2010
	As Previously Filed	(1) FG VIE Eliminations	Restated
	(in millions)
Net cash flows provided by (used in) operating activities	$(140.0)	$35.7	$(104.3)
Investing activities
Fixed maturity securities:
Purchases	(1,928.7)	—	(1,928.7)
Sales	835.7	—	835.7
Maturities	729.6	—	729.6
Net sales (purchases) of short-term investments	759.9	(28.7)	731.2
Net proceeds from paydowns on financial guaranty variable interest entities’ assets	323.6	—	323.6
Other	15.7	—	15.7
Net cash flows provided by (used in) investing activities	735.8	(28.7)	707.1
Financing activities
Dividends paid	(24.9)	—	(24.9)
Repurchases of common stock	(10.5)	—	(10.5)
Share activity under option and incentive plans	(2.2)	—	(2.2)
Net paydowns of financial guaranty variable interest entities’ liabilities	(497.3)	—	(497.3)
Repayment of long-term debt	(16.1)	—	(16.1)
Net cash flows provided by (used in) financing activities	(551.0)	—	(551.0)
Effect of exchange rate changes	(1.5)	—	(1.5)
Increase in cash	43.3	7.0	50.3
Cash at beginning of year	44.1	—	44.1
Cash at end of year	$87.4	$7.0	$94.4

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

3. Business Changes, Risks, Uncertainties and Accounting Developments

Summarized below are updates of the most significant events since year end 2010, that have had, or may have in the future, a material effect on the financial position, results of operations or business prospects of the Company. In addition to items discussed below, see Note 5 for a discussion of the Company’s exposure to Greek sovereign debt.

Recoveries for Breaches of Representations and Warranties

On April 14, 2011, Assured Guaranty reached a comprehensive agreement with Bank of America Corporation and its subsidiaries, including Countrywide Financial Corporation and its subsidiaries (collectively, “Bank of America”), regarding their liabilities with respect to 29 RMBS transactions insured by Assured Guaranty, including claims relating to reimbursement for breaches of representations and warranties (“R&W”) and historical loan servicing issues (“Bank of America Agreement”). Of the 29 RMBS transactions, eight are second lien transactions and 21 are first lien transactions. The Bank of America Agreement covers Bank of America-sponsored securitizations that AGM or AGC has insured, as well as certain other securitizations containing concentrations of Countrywide-originated loans that AGM or AGC has insured. The transactions covered by the Bank of America Agreement have a gross par outstanding of $4.6 billion ($4.2 billion net par outstanding) as of September 30, 2011, or 28% of Assured Guaranty’s total BIG RMBS net par outstanding.

Bank of America paid $985.4 million in Nine Months 2011 in respect of covered second lien transactions and is obligated to pay another $114.6 million by March 2012. In consideration of the $1.1 billion, the Company has agreed to

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (continued)

September 30, 2011

release its claims for the repurchase of mortgage loans underlying the eight second lien transactions (i.e., Assured Guaranty will retain the risk of future insured losses without further offset for R&W claims against Bank of America).

In addition, Bank of America will reimburse Assured Guaranty 80% of claims Assured Guaranty pays on the 21 first lien transactions, until aggregate collateral losses on such RMBS transactions reach $6.6 billion. The Company accounts for the 80% loss sharing agreement with Bank of America as subrogation. As the Company calculates expected losses for these 21 first lien transactions, such expected losses will be offset by an R&W benefit from Bank of America for 80% of these amounts. As of September 30, 2011, Bank of America had placed $965.0 million of eligible assets in trust in order to collateralize the reimbursement obligation relating to the first lien transactions. The amount of assets required to be posted may increase or decrease from time to time, as determined by rating agency requirements. As of September 30, 2011, the Company’s estimate of expected R&W recoveries for the first lien transactions covered under the Bank of America Agreement was $615.1 million.

The Company believes the Bank of America Agreement was a significant step in the effort to recover U.S. RMBS losses the Company experienced resulting from breaches of R&W. The Company is continuing to pursue other representation and warranty providers for U.S. RMBS transactions it has insured. See “Recovery Litigation” in Note 5 of these Financial Statements for a discussion of the litigation proceedings the Company has initiated against other R&W providers.

Standard and Poor’s Rating Services Bond Insurer Criteria

The most recent rating action by S&P on AGL and its subsidiaries took place on September 27, 2011, when S&P published a Research Update in which it placed its ratings of Assured Guaranty on CreditWatch Negative.  This action included changing the financial strength ratings of AGC and AGM from AA+ (Negative Outlook) to AA+ (CreditWatch Negative), and the AA (Negative Outlook) rating of AG Re to AA (CreditWatch Negative), signifying that S&P may downgrade such financial strength ratings in the near future.  In the Research Update, S&P stated that the CreditWatch placement is due to significant concentration risk in Assured Guaranty’s consolidated insured portfolio; the portfolio contains exposures that are not consistent with S&P’s new bond insurance rating criteria and breach the “largest obligor test” in such new criteria.  The largest obligor test appears to have the effect of significantly reducing Assured Guaranty’s allowed single risk limits and limiting its financial strength rating level.  S&P published updated criteria in Bond Insurance Rating Methodology and Assumptions on August 25, 2011, subsequent to its publication of Request for Comment: Bond Insurance Criteria on January 24, 2011.  According to S&P, based on statements from Assured Guaranty’s management that Assured Guaranty intends to take action such as create capital or utilize additional forms of reinsurance to mitigate these concentration risks, it is likely such actions, if taken, would support financial strength ratings in the “AA” category.  S&P noted that it expects to resolve this CreditWatch placement no later than November 30, 2011.  The Company is considering transactions that are designed to create capital and/or mitigate its concentration risks but can give no assurance that it will be able to complete the transactions at all or on terms that are acceptable.  If it cannot do so, S&P may downgrade the financial strength ratings of AGL and its subsidiaries, which downgrade may have an adverse impact on the Company’s financial condition, results of operation, liquidity, business prospects or other aspects of the Company’s business and on its insured portfolio.

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

Debt Service Outstanding

	Gross Debt Service Outstanding		Net Debt Service Outstanding
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
	(in millions)
Public finance	$811,423	$851,634	$727,401	$760,167
Structured finance	148,006	178,348	138,291	166,976
Total	$959,429	$1,029,982	$865,692	$927,143

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (continued)

September 30, 2011

Financial Guaranty Net Par Outstanding by Internal Rating

	As of September 30, 2011
	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
Super senior	$—	—%	$1,386	3.5%	$17,544	17.9%	$6,664	25.2%	$25,594	4.5%
AAA	5,073	1.2	1,383	3.5	37,544	38.3	12,159	46.0	56,159	9.8
AA	149,190	36.6	1,094	2.8	12,532	12.8	1,255	4.7	164,071	28.7
A	208,837	51.2	12,022	30.6	5,086	5.2	926	3.5	226,871	39.7
BBB	41,700	10.2	21,231	54.1	5,283	5.4	3,589	13.7	71,803	12.5
BIG	3,265	0.8	2,151	5.5	19,980	20.4	1,831	6.9	27,227	4.8
Total net par outstanding	$408,065	100.0%	$39,267	100.0%	$97,969	100.0%	$26,424	100.0%	$571,725	100.0%

	As of December 31, 2010
	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
Super senior	$—	—%	$1,420	3.5%	$21,837	18.4%	$7,882	25.7%	$31,139	5.0%
AAA	5,784	1.4	1,378	3.4	45,067	37.9	13,573	44.3	65,802	10.7
AA	161,906	37.9	1,330	3.3	17,355	14.6	1,969	6.4	182,560	29.6
A	214,199	50.2	12,482	30.6	6,396	5.4	1,873	6.1	234,950	38.1
BBB	41,948	9.8	22,338	54.8	7,543	6.4	4,045	13.2	75,874	12.3
BIG	3,159	0.7	1,795	4.4	20,558	17.3	1,294	4.3	26,806	4.3
Total net par outstanding	$426,996	100.0%	$40,743	100.0%	$118,756	100.0%	$30,636	100.0%	$617,131	100.0%

In addition to amounts shown in the tables above, the Company had outstanding commitments to provide guaranties of $2.7 billion for structured finance and $1.2 billion for public finance commitments at September 30, 2011. The structured finance commitments include the unfunded component of pooled corporate and other transactions. Public finance commitments typically relate to primary and secondary public finance debt issuances. The expiration dates for the public finance commitments range between October 1, 2011 and February 1, 2019, with $0.6 billion expiring prior to December 31, 2011. All the commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be cancelled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Surveillance Categories

The Company segregates its insured portfolio into investment grade and BIG surveillance categories to facilitate the appropriate allocation of resources to monitoring and loss mitigation efforts and to aid in establishing the appropriate cycle for periodic review for each exposure. BIG exposures include all exposures with internal credit ratings below BBB-. The Company’s internal credit ratings are based on internal assessments of the likelihood of default. Internal credit ratings are expressed on a ratings scale similar to that used by the rating agencies and are generally reflective of an approach similar to that employed by the rating agencies.

The Company monitors its investment grade credits to determine whether any new credits need to be internally downgraded to BIG. The Company refreshes its internal credit ratings on individual credits in quarterly, semi-annual or annual cycles based on the Company’s view of the credit’s quality, loss potential, volatility and sector. Ratings on credits in sectors identified as under the most stress or with the most potential volatility are reviewed every quarter. The Company’s insured credit ratings on assumed credits are based on the Company’s reviews of low-rated credits or credits in volatile

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (continued)

September 30, 2011

sectors, unless such information is not available, in which case, the ceding company’s credit rating of the transactions are used. For example, the Company models all assumed RMBS credits with par above $1 million, as well as certain RMBS credits below that amount.

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

Included in the first lien RMBS BIG exposures below is $1.9 billion of net par outstanding related to transactions covered by the Bank of America Agreement, which represents 17% of the first lien U.S. RMBS BIG net par outstanding as of September 30, 2011. Under the Bank of America Agreement, 80% of first lien claims paid by Assured Guaranty will be reimbursed, until such time as losses on the collateral underlying the RMBS on which Assured Guaranty is paying claims reach $6.6 billion.

Financial Guaranty Exposures

(Insurance and Credit Derivative Form)

	September 30, 2011
						BIG Net Par as a %
	BIG Net Par Outstanding				Net Par	of Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding	Outstanding
	(in millions)
First lien U.S. RMBS:
Prime first lien	$90	$513	$—	$603	$760	0.1%
Alt-A first lien	1,815	1,594	1,433	4,842	5,541	0.9
Option ARM	124	1,115	1,148	2,387	2,627	0.4
Subprime (including net interest margin securities)	153	2,608	209	2,970	8,403	0.5
Second lien U.S. RMBS:
Closed-end second lien	—	497	538	1,035	1,061	0.2
Home equity lines of credit (“HELOCs”)	446	—	2,984	3,430	4,072	0.6
Total U.S. RMBS	2,628	6,327	6,312	15,267	22,464	2.7
TruPS	2,232	—	952	3,184	6,467	0.6
Other structured finance	1,483	423	1,454	3,360	95,462	0.6
Public finance	4,216	339	861	5,416	447,332	0.9
Total	$10,559	$7,089	$9,579	$27,227	$571,725	4.8%

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (continued)

September 30, 2011

	December 31, 2010
						BIG Net Par as a %
	BIG Net Par Outstanding				Net Par	of Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding	Outstanding
	(in millions)
	(restated)	(restated)
First lien U.S. RMBS:
Prime first lien	$82	$542	$—	$624	$849	0.1%
Alt-A first lien	976	3,108	573	4,657	6,134	0.8
Option ARM	33	2,186	640	2,859	3,214	0.5
Subprime (including net interest margin securities)	729	2,248	106	3,083	9,039	0.4
Second lien U.S. RMBS:
Closed-end second lien	63	444	624	1,131	1,164	0.2
HELOCs	369	—	3,632	4,001	4,730	0.6
Total U.S. RMBS	2,252	8,528	5,575	16,355	25,130	2.6
TruPS	1,846	—	964	2,810	6,833	0.5
Other structured finance	841	363	1,483	2,687	117,429	0.4
Public finance	3,752	283	919	4,954	467,739	0.8
Total	$8,691	$9,174	$8,941	$26,806	$617,131	4.3%

By Category Below-Investment-Grade Credits

	As of September 30, 2011
	Net Par Outstanding				Number of Risks(4)
Description	Financial Guaranty Insurance(1)	FG VIEs(2)	Credit Derivative(3)	Total	Financial Guaranty Insurance(1)	FG VIEs(2)	Credit Derivative(3)	Total
	(dollars in millions)
BIG:
Category 1	$6,254	$436	$3,869	$10,559	162	3	35	200
Category 2	4,107	1,084	1,898	7,089	64	8	38	110
Category 3	5,917	1,276	2,386	9,579	113	14	25	152
Total BIG	$16,278	$2,796	$8,153	$27,227	339	25	98	462

	As of December 31, 2010
	Net Par Outstanding				Number of Risks(4)
Description	Financial Guaranty Insurance(1)	FG VIEs(2)	Credit Derivative(3)	Total	Financial Guaranty Insurance(1)	FG VIEs(2)	Credit Derivative(3)	Total
	(dollars in millions)
	(restated)				(restated)			(restated)
BIG:
Category 1	$5,091	$359	$3,241	$8,691	117	2	31	150
Category 2	5,222	495	3,457	9,174	96	2	50	148
Category 3	5,901	1,380	1,660	8,941	102	13	12	127
Total BIG	$16,214	$2,234	$8,358	$26,806	315	17	93	425

(1)                               Represents contracts accounted for as financial guaranty insurance. See Note 5.

(2)                               Represents net par outstanding as of September 30, 2011 for contracts accounted for as FG VIEs. See Note 8.

(3)                               Represents contracts accounted for as credit derivatives. See Note 7.

(4)                               A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making Debt Service payments.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

5. Financial Guaranty Insurance Contracts

The portfolio of outstanding exposures discussed in Note 4 includes financial guaranty contracts that meet the definition of insurance contracts as well as those that meet the definition of derivative contracts. Amounts presented in this Note relate to financial guaranty insurance contracts. Tables presented herein also present reconciliations to financial statement line items for other less significant types of insurance.

In October 2010, the FASB issued new guidance that specifies that certain costs incurred in the successful acquisition of new and renewal insurance contracts should be capitalized. These costs include incremental direct costs of contract acquisition that result directly from, and are essential to, the contract transaction and would not have been incurred by the insurance entity had the contract transaction not occurred. Costs incurred by the insurer for soliciting potential customers, market research, training, administration, unsuccessful acquisition efforts, and product development as well as all overhead type costs should be charged to expense as incurred. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Retrospective application to all prior periods presented upon the date of adoption is permitted, but not required. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements in 2012.

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

Net Earned Premiums

	Third Quarter		Nine Months
	2011	2010	2011	2010
	(in millions)
Scheduled net earned premiums	$178.1	$256.4	$595.7	$814.7
Acceleration of premium earnings(1)	26.8	21.2	77.4	52.0
Accretion of discount on net premiums receivable	5.8	10.5	20.6	31.8
Total financial guaranty	210.7	288.1	693.7	898.5
Other	0.4	0.6	1.4	1.9
Total net earned premiums(2)	$211.1	$288.7	$695.1	$900.4

(1)                                 Reflects the unscheduled refundings of underlying insured obligations.

(2)                                 Excludes $19.4 million and $12.8 million in Third Quarter 2011 and 2010, respectively, and $56.8 million and $34.4 million for the Nine Months 2011 and 2010, respectively, in net earned premium related to consolidated FG VIEs.

Gross Premium Receivable, Net of Ceding Commissions Roll Forward

	Nine Months
	2011	2010
	(in millions)
Balance beginning of period, January 1	$1,167.6	$1,418.2
Change in accounting (1)	—	(19.0)
Balance beginning of the period, adjusted	1,167.6	1,399.2
Premium written, net (2)	153.2	253.9
Premium payments received, net	(227.8)	(356.3)
Adjustments to the premium receivable:
Changes in the expected term of financial guaranty insurance contracts	(117.1)	13.2
Accretion of discount	22.8	35.1
Foreign exchange translation	(3.1)	(24.2)
Other adjustments	(8.5)	1.6
Balance, September 30	$987.1	$1,322.5

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

(1)         Represents elimination of premium receivable at January 1, 2010 related to consolidated FG VIEs upon the adoption of the new accounting guidance.

(2)         Includes $14.9 million of premium written related to financial guaranty insurance contracts which replaced existing credit derivative contracts in Nine Months 2011.

Gains or losses due to foreign exchange rate changes relate to installment premium receivables denominated in currencies other than the U.S. dollar. Approximately 49% and 42% of installment premiums at September 30, 2011 and December 31, 2010, respectively, are denominated in currencies other than the U.S. dollar, primarily in euro and British Pound Sterling.

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

Expected Collections of Gross Premiums Receivable,

Net of Ceding Commissions

September 30, 2011(1)
(in millions)
Gross premium collections expected:
2011 (October 1 - December 31)	$75.5
2012	119.0
2013	101.3
2014	89.2
2015	78.8
2016 - 2020	306.8
2021 - 2025	212.2
2026 - 2030	154.2
After 2030	204.7
Total gross expected collections	$1,341.7
FG VIEs	35.0
Total	$1,376.7

(1)                                 Represents undiscounted amounts expected to be collected.

The unearned premium reserve comprises deferred premium revenue and the contra-paid as presented in the table below.

Unearned Premium Reserve

	As of September 30, 2011			As of December 31, 2010
	Gross	Ceded	Net(1)	Gross	Ceded	Net(1)
	(in millions)
Deferred premium revenue	$6,202.2	$764.5	$5,437.7	$7,108.6	$846.6	$6,262.0
Contra-paid	(99.4)	(17.3)	(82.1)	(146.1)	(24.8)	(121.3)
Total financial guaranty	6,102.8	747.2	5,355.6	6,962.5	821.8	6,140.7
Other	9.0	0.3	8.7	10.4	—	10.4
Total	$6,111.8	$747.5	$5,364.3	$6,972.9	$821.8	$6,151.1

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

(1)                                 Total net unearned premium reserve excludes $311.5 million and $193.2 million related to FG VIE’s as of September 30, 2011 and December 31, 2010, respectively.

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

Expected Timing of Financial Guaranty Insurance

Premium and Loss Recognition

	As of September 30, 2011
	Scheduled Net Earned Premium	Net Expected Loss to be Expensed(1)	Net
	(in millions)
2011 (October 1 - December 31)	$167.2	$40.7	$126.5
2012	579.8	108.5	471.3
2013	483.0	65.7	417.3
2014	425.4	49.5	375.9
2015	376.0	38.0	338.0
2016 - 2020	1,406.1	144.7	1,261.4
2021 - 2025	882.4	70.2	812.2
2026 - 2030	538.3	39.2	499.1
After 2030	579.5	27.0	552.5
Total present value basis(2)(3)	5,437.7	583.5	4,854.2
Discount	308.9	353.8	(44.9)
Total future value	$5,746.6	$937.3	$4,809.3

(1)                                 These amounts reflect the Company’s estimate as of September 30, 2011 of expected losses to be expensed and are not included in loss and LAE reserve because loss and LAE is only recorded for the amount by which net expected loss to be expensed exceeds deferred premium revenue, determined on a contract-by-contract basis.

(2)                                 Balances represent discounted amounts.

(3)                                 Consolidation of FG VIEs resulted in reductions of $423.7 million in future scheduled amortization of deferred premium revenue and $240.0 million in net present value of expected loss to be expensed.

Selected Information for Policies Paid in Installments

	As of September 30, 2011	As of December 31, 2010
	(dollars in millions)
Premiums receivable, net of ceding commission payable	$987.1	$1,167.6
Gross deferred premium revenue	2,272.5	2,933.6
Weighted average risk-free rate used to discount premiums	3.6%	3.5%
Weighted average period of premiums receivable (in years)	10.0	10.1

Loss Estimation Process

The Company’s loss reserve committees estimate expected loss to be paid for its financial guaranty exposures. Surveillance personnel present analysis related to potential losses to the Company’s loss reserve committees for consideration in estimating the expected loss to be paid. Such analysis includes the consideration of various scenarios with potential

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

probabilities assigned to them. Depending upon the nature of the risk, the Company’s view of the potential size of any loss and the information available to the Company, that analysis may be based upon individually developed cash flow models, internal credit rating assessments and sector-driven loss severity assumptions or judgmental assessments. In the case of its assumed business, the Company may conduct its own analysis as just described or, depending on the Company’s view of the potential size of any loss and the information available to the Company, the Company may use loss estimates provided by ceding insurers. The Company’s loss reserve committees review and refresh the estimate of expected loss to be paid each quarter. The Company’s estimate of ultimate loss on a policy is subject to significant uncertainty over the life of the insured transaction due to the potential for significant variability in credit performance as a result of economic, fiscal and financial market variability over the long duration of most contracts. The determination of expected loss to be paid is an inherently subjective process involving numerous estimates, assumptions and judgments by management.

The following table presents a roll forward of the present value of net expected loss to be paid for financial guaranty insurance contracts by sector. Expected loss to be paid is the estimate of the present value of future claim payments, net of reinsurance and net of salvage and subrogation, which includes the present value benefit of estimated recoveries for breaches of R&W.

Financial Guaranty Insurance

Present Value of Net Expected Loss to be Paid

Roll Forward by Sector(1)

	Net Expected Loss to be Paid as of June 30, 2011	Economic Loss Development(2)	(Paid) Recovered Losses	Net Expected Loss to be Paid as of September 30, 2011
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$3.2	$(0.8)	$—	$2.4
Alt-A first lien	167.6	(3.1)	(16.6)	147.9
Option ARM	266.9	50.4	(74.5)	242.8
Subprime	161.5	36.3	(0.8)	197.0
Total first lien	599.2	82.8	(91.9)	590.1
Second lien:
Closed-end second lien	(94.7)	47.2	(1.5)	(49.0)
HELOCs	(38.3)	(7.8)	(23.9)	(70.0)
Total second lien	(133.0)	39.4	(25.4)	(119.0)
Total U.S. RMBS	466.2	122.2	(117.3)	471.1
Other structured finance	180.6	83.7	(4.7)	259.6
Public finance	66.2	6.7	(30.2)	42.7
Total	$713.0	$212.6	$(152.2)	$773.4

	Net Expected Loss to be Paid as of June 30, 2010	Economic Loss Development(2)	(Paid) Recovered Losses	Net Expected Loss to be Paid as of September 30, 2010
	(in millions)
	(restated)	(restated)		(restated)
U.S. RMBS:
First lien:
Prime first lien	$0.4	$0.5	$—	$0.9
Alt-A first lien	190.8	8.7	(14.1)	185.4
Option ARM	571.2	27.7	(54.3)	544.6
Subprime	144.5	7.1	(0.7)	150.9
Total first lien	906.9	44.0	(69.1)	881.8
Second lien:
Closed-end second lien	119.0	5.1	(20.1)	104.0
HELOCs	(493.7)	(1.8)	(129.5)	(625.0)
Total second lien	(374.7)	3.3	(149.6)	(521.0)
Total U.S. RMBS	532.2	47.3	(218.7)	360.8
Other structured finance	146.1	18.2	(1.9)	162.4
Public finance	88.6	0.4	(22.9)	66.1
Total	$766.9	$65.9	$(243.5)	$589.3

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

	Net Expected Loss to be Paid as of December 31, 2010	Economic Loss Development(2)	(Paid) Recovered Losses	Net Expected Loss to be Paid as of September 30, 2011
	(in millions)
	(restated)
U.S. RMBS:
First lien:
Prime first lien	$1.4	$1.0	$—	$2.4
Alt-A first lien	184.4	18.7	(55.2)	147.9
Option ARM	523.7	(38.0)	(242.9)	242.8
Subprime	200.4	13.1	(16.5)	197.0
Total first lien	909.9	(5.2)	(314.6)	590.1
Second lien:
Closed-end second lien	56.6	(62.4)	(43.2)	(49.0)
HELOCs	(805.7)	96.9	638.8	(70.0)
Total second lien	(749.1)	34.5	595.6	(119.0)
Total U.S. RMBS	160.8	29.3	281.0	471.1
Other structured finance	159.1	108.2	(7.7)	259.6
Public finance	88.9	(6.8)	(39.4)	42.7
Total	$408.8	$130.7	$233.9	$773.4

	Net Expected Loss to be Paid as of December 31, 2009	Economic Loss Development(2)	(Paid) Recovered Losses	Net Expected Loss to be Paid as of September 30, 2010
	(in millions)
	(restated)	(restated)		(restated)
U.S. RMBS:
First lien:
Prime first lien	$—	$0.9	$—	$0.9
Alt-A first lien	204.4	24.1	(43.1)	185.4
Option ARM	545.2	102.8	(103.4)	544.6
Subprime	77.5	76.4	(3.0)	150.9
Total first lien	827.1	204.2	(149.5)	881.8
Second lien:
Closed-end second lien	199.3	(35.3)	(60.0)	104.0
HELOCs	(206.6)	26.9	(445.3)	(625.0)
Total second lien	(7.3)	(8.4)	(505.3)	(521.0)
Total U.S. RMBS	819.8	195.8	(654.8)	360.8
Other structured finance	115.7	54.2	(7.5)	162.4
Public finance	130.9	(7.7)	(57.1)	66.1
Total	$1,066.4	$242.3	$(719.4)	$589.3

(1)                                 Amounts include all expected payments whether or not the insured transaction VIE is consolidated. Amounts exclude reserves for mortgage business of $1.9 million as of September 30, 2011 and $2.1 million as of June 30, 2011 and December 31, 2010.

(2)                                 Economic loss development includes the effects of changes in assumptions based on observed market trends, changes in discount rates, accretion of discount and the economic effects of loss mitigation efforts.

Expected LAE for mitigating claim liabilities were $15.9 million and $17.2 million as of September 30, 2011 and December 31, 2010, respectively. The Company used weighted average risk-free rates ranging from 0% to 3.85% to discount expected loss to be paid as of September 30, 2011 and 0% to 5.34% as of December 31, 2010.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

The table below provides a reconciliation of expected loss to be paid to expected loss to be expensed. Expected loss to be paid differs from expected loss to be expensed due to: (1) the contra-paid because the payments have been made but have not yet been expensed, (2) for transactions with a net expected recovery, the addition of claim payments that have been made (and therefore are not included in expected loss to be paid) that are expected to be recovered in the future (and therefore have also reduced expected loss to be paid), and (3) loss reserves that have already been established (and therefore expensed but not yet paid).

Reconciliation of Present Value of Net Expected Loss to be Paid

and Present Value of Net Expected Loss to be Expensed

	As of September 30,
	2011	2010
	(in millions)
		restated
Net expected loss to be paid	$773.4	$589.3
Less: net expected loss to be paid for FG VIEs	(34.2)	(30.5)
Total	807.6	619.8
Contra-paid, net	82.1	183.5
Salvage and subrogation recoverable, net(1)	314.6	727.6
Loss and LAE reserve, net(2)	(620.8)	(457.9)
Net expected loss to be expensed(3)	$583.5	$1,073.0

(1)                                 September 30, 2011 amount consists of gross salvage and subrogation amounts of $360.2 million net of ceded amounts of $45.6 million which is recorded in reinsurance balances payable. The September 30, 2010 amount consists of gross salvage and subrogation amounts of $824.8 million net of ceded amounts of $97.2 million which is recorded in reinsurance balances payable.

(2)                                 Represents loss and LAE reserves, net of reinsurance recoverable on unpaid losses, excluding $1.9 million and $2.1 million in reserves for other runoff lines of business as of September 30, 2011 and December 31, 2010, respectively.

(3)                                 Excludes $240.0 million and $110.0 million as of September 30, 2011 and 2010, respectively, related to consolidated FG VIEs.

The Company’s Approach to Projecting Losses in U.S. RMBS

The Company projects losses in U.S. RMBS on a transaction-by-transaction basis by projecting the performance of the underlying pool of mortgages over time and then applying the structural features (i.e., payment priorities and tranching) of the RMBS to the projected performance of the collateral over time. The resulting projected claim payments or reimbursements are then discounted to a present value using a risk-free rate. For transactions where the Company projects it will receive recoveries from providers of R&W, it projects the amount of recoveries and reduces its projected claim payments accordingly.

The further behind a mortgage borrower falls in making payments, the more likely it is that he or she will default. The rate at which borrowers from a particular delinquency category (number of monthly payments behind) eventually default is referred to as the “liquidation rate.” Liquidation rates may be derived from observed roll rates, which are the rates at which loans progress from one delinquency category to the next and eventually to default and liquidation. The Company applies liquidation rates to the mortgage loan collateral in each delinquency category and makes certain timing assumptions to project near-term mortgage collateral defaults from loans that are currently delinquent.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

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

The Company is in the process of enforcing claims for breaches of R&W regarding the characteristics of the loans included in the collateral pools. The Company calculates a credit from the RMBS issuer for such recoveries where the R&W were provided by an entity the Company believes to be financially viable and where the Company already has access or believes it will attain access to the underlying mortgage loan files. Where the Company has an agreement with an R&W provider (e.g., the Bank of America Agreement) where potential recoveries may be higher due to settlements, that credit is based on the agreement or potential agreement. In second lien RMBS transactions where there is no agreement or advanced discussions, this credit is based on a percentage of actual repurchase rates achieved across those transactions where material repurchases have been made, while in first lien RMBS transactions where there is no agreement or advanced discussions, this credit is estimated by reducing collateral losses projected by the Company to reflect a percentage of the recoveries the Company believes it will achieve, which factor is derived based on the number of breaches identified to date and incorporated scenarios based on the amounts the Company was able to negotiate under the Bank of America Agreement. The first lien approach is different from the second lien approach because the Company’s first lien transactions have multiple tranches and a more complicated method is required to correctly allocate credit to each tranche. In each case, the credit is a function of the projected lifetime collateral losses in the collateral pool, so an increase in projected collateral losses increases the R&W credit calculated by the Company for the RMBS issuer. Further detail regarding how the Company calculates these credits may be found under “Breaches of Representations and Warranties” below.

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

Third Quarter-End 2011 U.S. RMBS Loss Projections

In both Third Quarter 2011 and the three-months period ended June 30, 2011 (“Second Quarter 2011”), the Company chose to use loss projection curves with generally the same shape as that used in the fourth quarter of 2010, including retaining the initial plateau period it had used in the fourth quarter of 2010. Other adjustments are described in the paragraph below. The Company’s RMBS projection methodology assumes that the housing and mortgage markets will eventually recover but are doing so at a slower than previously expected pace.

The scenarios used to project RMBS collateral losses in the Third Quarter 2011 were essentially the same as those used in the Second Quarter 2011, except that (i) as noted above, based on its observation of the continued elevated levels of early stage delinquencies, the Company adjusted its loss projection curves by retaining the initial plateau periods to reflect its view that the recovery would be longer than it had anticipated in the Second Quarter 2011; and (ii) the Company introduced a higher loss severity assumption in two scenarios for subprime first lien RMBS transactions.

The scenarios used in Third Quarter 2011 were also the same as those employed at year-end 2010, with the following exceptions: (i) the retention of the initial plateau and higher stress subprime loss severity assumption just described; (ii) an increase in the expected period for reaching the final conditional default rate for second lien transactions from that used in the fourth quarter of 2010 was established for the three-months period ended March 31, 2011 (“First Quarter 2011”) and retained in the Second and Third Quarter 2011; (iii) the initial Alt-A first lien and Option ARM loss severities were increased from 60% at year-end 2010 to 65% in the First Quarter 2011 and retained in the Second and Third Quarter 2011; and (iv) the Company’s probability weightings from the fourth quarter of 2010 were adjusted in First Quarter 2011 to reflect changes to each of its second lien scenarios and such adjustments were retained in the Second and Third Quarter 2011.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

The Company also used generally the same methodology to project the credit received by the RMBS issuers for recoveries in R&W in Third Quarter 2011 as it used for the Second Quarter 2011 and at year-end 2010. The primary difference relates to the execution of the Bank of America Agreement and the inclusion of the terms of the agreement as a potential scenario in transactions not covered by the Bank of America Agreement in both the Second and Third Quarters 2011 that were not included at year-end 2010. During the Third Quarter 2011, the Company added an R&W credit for one more first lien transaction where it concluded for the first time that an R&W recovery was likely, but did not calculate an R&W credit for any other RMBS transaction where it had not previously calculated one. As compared to year-end 2010, the Company calculated R&W credits for two more second lien transactions and eleven more first lien transactions where either it concluded it had the right to obtain loan files that it had not previously concluded were accessible or it anticipates receiving a benefit due to an agreement or potential agreement with an R&W provider.

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

Assumptions in Base Case Expected Loss Estimates

Second Lien RMBS(1)

HELOC Key Variables	As of September 30, 2011	As of June 30, 2011	As of March 31, 2011	As of December 31, 2010
Plateau conditional default rate	3.8 - 35.3%	4.6 - 34.6%	4.7 - 21.4%	4.2 - 22.1%
Final conditional default rate trended down to	0.4 - 3.2%	0.4 - 3.2%	0.4 - 3.2%	0.4 - 3.2%
Expected period until final conditional default rate	36 months	36 months	36 months	24 months
Initial conditional prepayment rate	3.2 - 16.4%	0.9 - 15.5%	0.9 - 12.6%	3.3 - 17.5%
Final conditional prepayment rate	10%	10%	10%	10%
Loss severity	98%	98%	98%	98%
Initial draw rate	0.0 -5.4%	0.0 - 8.6%	0.0 - 5.2%	0.0 - 6.8%

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

Closed-End Second Lien Key Variables	As of September 30, 2011	As of June 30, 2011	As of March 31, 2011	As of December 31, 2010
Plateau conditional default rate	5.8 - 21.7%	4.8 - 22.8%	7.2 - 28.9%	7.3 - 27.1%
Final conditional default rate trended down to	2.9 - 8.1%	2.9 - 8.1%	2.9 - 8.1%	2.9 - 8.1%
Expected period until final conditional default rate achieved	36 months	36 months	36 months	24 months
Initial conditional prepayment rate	0.3 - 11.7%	1.4 - 12.0%	0.9 - 12.7%	1.3 - 9.7%
Final conditional prepayment rate	10%	10%	10%	10%
Loss severity	98%	98%	98%	98%

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

In the Third Quarter 2011 base scenario, the conditional default rate (the “plateau conditional default rate”) was held constant for one month. Once the plateau period has ended, the conditional default rate is assumed to gradually trend down in uniform increments to its final long-term steady state conditional default rate. In the base scenario, the time over which the conditional default rate trends down to its final conditional default rate is 30 months (the same as Second Quarter 2011 but compared with 18 months at year-end 2010). Therefore, the total stress period for second lien transactions is 36 months, comprising five months of delinquent data, a one-month plateau period and 30 months of decrease to the steady state conditional default rate. This is the same as the Second Quarter 2011 but 12 months longer than the 24 months of total stress period used at year-end 2010. The long-term steady state conditional default rates are calculated as the constant conditional default rates that would have yielded the amount of losses originally expected at underwriting. When a second lien loan defaults, there is generally very low recovery. Based on current expectations of future performance, the Company assumes that it will only recover 2% of the collateral.

The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected (which is a function of the conditional default rate and the loan balance over time) as well as the amount of excess spread (which is the excess of the interest paid by the borrowers on the underlying loan over the amount of interest and expenses owed on the insured obligations). In the base case, the current conditional prepayment rate is assumed to continue until the end of the plateau before gradually increasing to the final conditional prepayment rate over the same period the conditional default rate decreases. For transactions where the initial conditional prepayment rate is higher than the final conditional prepayment rate, the initial conditional prepayment rate is held constant. The final conditional prepayment rate is assumed to be 10% for both HELOC and closed-end second lien transactions. This level is much higher than current rates, but lower than the historical average, which reflects the Company’s continued uncertainty about performance of the borrowers in these transactions. This pattern is consistent with how the Company modeled the conditional prepayment rate at year-end 2010 and in the Second Quarter 2011. To the extent that prepayments differ from projected levels it could materially change the Company’s projected excess spread and losses.

The Company uses a number of other variables in its second lien loss projections, including the spread between relevant interest rate indices, and HELOC draw rates (the amount of new advances provided on existing HELOCs expressed as a percentage of current outstanding advances). For HELOC transactions, the draw rate is assumed to decline from the current level to a final draw rate over a period of three months. The final draw rates were assumed to range from 0.0% to 2.7%.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

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

At September 30, 2011, the Company’s base case assumed a one-month conditional default rate plateau and a 30-month ramp-down (for a total stress period of 36 months). Increasing the conditional default rate plateau to four months and keeping the ramp-down at 30-months (for a total stress period of 39 months) would increase the expected loss by approximately $66.6 million for HELOC transactions and $6.5 million for closed-end second lien transactions. On the other hand, keeping the conditional default rate plateau at one month but decreasing the length of the conditional default rate ramp-down to a 24 month assumption (for a total stress period of 30 months) would decrease the expected loss by approximately $57.9 million for HELOC transactions and $3.4 million for closed-end second lien transactions.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

The following table shows liquidation assumptions for various delinquency categories.

First Lien Liquidation Rates

	As of September 30, 2011	As of June 30, 2011	As of March 31, 2011	As of December 31, 2010
30 - 59 Days Delinquent
Alt-A first lien, Option ARM and Prime	50%	50%	50%	50%
Subprime	45	45	45	45
60 - 89 Days Delinquent
Alt-A first lien, Option ARM and Prime	65	65	65	65
Subprime	65	65	65	65
90 - Bankruptcy
Alt-A first lien, Option ARM and Prime	75	75	75	75
Subprime	70	70	70	70
Foreclosure
Alt-A first lien, Option ARM and Prime	85	85	85	85
Subprime	85	85	85	85
Real Estate Owned
Alt-A first lien, Option ARM and Prime	100	100	100	100
Subprime	100	100	100	100

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

Another important driver of loss projections is loss severity, which is the amount of loss the transaction incurs on a loan after the application of net proceeds from the disposal of the underlying property. Loss severities experienced in first lien transactions have reached historic high levels, and the Company is assuming that these historic high levels will continue for another year. The Company determines its initial loss severity based on actual recent experience. The Company then assumes that loss severities begin returning to levels consistent with underwriting assumptions beginning in September 2012 and, in the base scenario, decline over two years to 40%.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

The following table shows the key assumptions used in the calculation of expected loss to be paid for direct vintage 2004 - 2008 first lien U.S. RMBS.

Key Assumptions in Base Case Expected Loss Estimates of First Lien RMBS Transactions

	As of September 30, 2011	As of June 30, 2011	As of March 31, 2011	As of December 31, 2010
Alt-A First Lien
Plateau conditional default rate	2.9 - 40.5%	2.9 - 36.6%	2.7 - 40.2%	2.6 - 42.2%
Intermediate conditional default rate	0.4 - 6.1%	0.4 - 5.5%	0.4 - 6.0%	0.4 - 6.3%
Final conditional default rate	0.1 - 2.0%	0.1 - 1.8%	0.1 - 2.0%	0.1 - 2.1%
Initial loss severity	65%	65%	65%	60%
Initial conditional prepayment rate	0.0 - 17.0%	0.0 - 28.3%	0.4 - 40.5%	0.0 - 36.5%
Final conditional prepayment rate	10%	10%	10%	10%
Option ARM
Plateau conditional default rate	12.7 - 32.2%	13.1 - 32.1%	12.3 - 33.2%	11.7 - 32.7%
Intermediate conditional default rate	1.9 - 4.8%	2.0 - 4.8%	1.8 - 5.0%	1.8 - 4.9%
Final conditional default rate	0.6 - 1.6%	0.7 - 1.6%	0.6 - 1.7%	0.6 - 1.6%
Initial loss severity	65%	65%	65%	60%
Initial conditional prepayment rate	0.1 - 4.2%	0.0 - 7.2%	0.0 - 24.5%	0.0 - 17.7%
Final conditional prepayment rate	10%	10%	10%	10%
Subprime
Plateau conditional default rate	8.6 - 33.4%	7.7 - 34.2%	8.0 - 34.3%	9.0 - 34.6%
Intermediate conditional default rate	1.3 - 5.0%	1.2 - 5.1%	1.2 - 5.1%	1.3 - 5.2%
Final conditional default rate	0.4 - 1.7%	0.4 - 1.7%	0.4 - 1.7%	0.4 - 1.7%
Initial loss severity	80%	80%	80%	80%
Initial conditional prepayment rate	0.0 - 16.8%	0.0 - 9.3%	0.0 - 13.3%	0.0 - 13.5%
Final conditional prepayment rate	10%	10%	10%	10%

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

In estimating expected losses, the Company modeled and probability-weighted sensitivities for first lien transactions by varying its assumptions of how fast recovery is expected to occur. The primary variable when modeling sensitivities was how quickly the conditional default rate returned to its modeled equilibrium, which was defined as 5% of the current conditional default rate. The Company also stressed conditional prepayment rates and the speed of recovery of loss severity rates. Beginning in the Third Quarter 2011, the Company also stressed the initial loss severity rates in subprime transactions. In a somewhat more stressful environment than that of the base case, where the conditional default rate recovery was more gradual, the loss severity begins at a higher rate than in the base case, and the final conditional prepayment rate was 15% rather than 10% and subprime loss severity rates were assumed to start higher, expected loss to be paid would increase by approximately $7.1 million for Alt-A first lien, $56.8 million for Option ARM, $43.8 million for subprime and $0.1 million for prime transactions. In an even more stressful scenario where the conditional default rate plateau was extended three months (to be 27 months long) before the same more gradual conditional default rate recovery and loss severities were assumed to recover over four rather than two years (and subprime loss severities were assumed to start higher and recover only to 60%), expected loss to be paid would increase by approximately $38.2 million for Alt-A first lien, $138.0 million for Option ARM, $194.2 million for subprime and $0.8 million for prime transactions. The Company also considered a scenario

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

where the recovery was faster than in its base case. In this scenario, where the conditional default rate plateau was three months shorter (21 months, effectively assuming that liquidation rates would improve) and the conditional default rate recovery was more pronounced, expected loss to be paid would decrease by approximately $22.9 million for Alt-A first lien, $76.9 million for Option ARM, $38.6 million for subprime and $0.6 million for prime transactions.

Breaches of Representations and Warranties

The Company is pursuing reimbursements for breaches of R&W regarding loan characteristics. Performance of the collateral underlying certain first and second lien securitizations has substantially differed from the Company’s original expectations. The Company has employed several loan file diligence firms and law firms as well as devoted internal resources to review the mortgage files surrounding many of the defaulted loans. The Company’s success in these efforts resulted in two negotiated agreements, in respect of the Company’s R&W claims, including one on April 14, 2011 with Bank of America as described under “Bank of America Agreement” in Note 3.

Additionally, for the RMBS transactions as to which the Company had not settled its claims for breaches of R&W as of September 30, 2011, the Company had performed a detailed review of approximately 15,800 second lien and 17,000 first lien defaulted loan files, representing approximately $1,089 million in second lien and $4,941 million in first lien outstanding par of defaulted loans underlying insured transactions. The Company identified approximately 15,000 second lien transaction loan files and approximately 15,500 first lien transaction loan files that breached one or more R&W regarding the characteristics of the loans, such as misrepresentation of income or employment of the borrower, occupancy, undisclosed debt and non-compliance with underwriting guidelines at loan origination. The Company continues to review new files as new loans default and as new loan files are made available to it. The Company generally obtains the loan files from the originators or servicers (including master servicers). In some cases, the Company requests loan files via the trustee, which then requests the loan files from the originators and/or servicers. On second lien loans, the Company requests loan files for all charged-off loans. On first lien loans, the Company requests loan files for all severely (60+ days) delinquent loans and all liquidated loans. Recently, the Company started requesting loan files for all the loans (both performing and non-performing) in certain deals to limit the number of requests for additional loan files as the transactions season and loans charge-off, become 60+ days delinquent or are liquidated. (The Company takes no repurchase credit for R&W breaches on loans that are expected to continue to perform.) As of September 30, 2011, the Company had reached agreement with R&W providers other than Bank of America for the repurchase of $39 million of second lien and $54 million of first lien mortgage loans. The $39 million for second lien loans represents the calculated repurchase price for 475 loans, and the $54 million for first lien loans represents the calculated repurchase price for 167 loans. The repurchase proceeds are paid to the RMBS transactions and distributed in accordance with the payment priorities set out in the transaction agreements, so the proceeds are not necessarily allocated to the Company on a dollar-for-dollar basis. Much of the repurchase proceeds already agreed to by R&W providers other than Bank of America have already been paid to the RMBS transactions.

The Company has included in its net expected loss estimates as of September 30, 2011 an estimated benefit from loan repurchases related to breaches of R&W of $1.6 billion, which includes amounts from Bank of America. Where the Company has an agreement with an R&W provider (e.g., the Bank of America Agreement) or, where potential recoveries may be higher due to settlements, that benefit is based on the agreement or probability of a potential agreement. For other transactions, the amount of benefit recorded as a reduction of expected losses was calculated by extrapolating each transaction’s breach rate on defaulted loans to projected defaults and applying a percentage of the recoveries the Company believes it will receive. Proceeds projected to be reimbursed to the Company on transactions where the Company has already paid claims are viewed as a recovery on paid losses. For transactions where the Company has not already paid claims, projected recoveries reduce projected loss estimates. In either case, projected recoveries have no effect on the amount of the Company’s exposure. These amounts reflect payments made pursuant to the negotiated transaction agreements and not payments made pursuant to legal settlements. See “Recovery Litigation” below for a description of the related legal proceedings the Company has commenced. The Company did not incorporate any gain contingencies or damages paid from potential litigation in its estimated repurchases. The amount the Company will ultimately recover related to contractual R&W is uncertain and subject to a number of factors including the counterparty’s ability to pay, the number and loss amount of loans determined to have breached R&W and, potentially, negotiated settlements or litigation recoveries. As such, the Company’s estimate of recoveries is uncertain and actual amounts realized may differ significantly from these estimates. In arriving at the expected recovery from breaches of R&W, the Company considered the creditworthiness of the provider of the R&W, the number of breaches found on defaulted loans, the success rate in resolving these breaches across those transactions where material repurchases have been made and the potential amount of time until the recovery is realized.

The calculation of expected recovery from breaches of R&W involved a variety of scenarios, which ranged from the Company recovering substantially all of the losses it incurred due to violations of R&W to the Company realizing very

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

limited recoveries. The Company did not include any recoveries related to breaches of R&W in amounts greater than the losses it expected to pay under any given cash flow scenario. These scenarios were probability-weighted in order to determine the recovery incorporated into the Company’s estimate of expected losses. This approach was used for both loans that had already defaulted and those assumed to default in the future. In all cases, recoveries were limited to amounts paid or expected to be paid by the Company. In circumstances where potential recoveries may be higher due to settlements, the Company may adjust its recovery assumption for R&W.

The following table shows the balance sheet classification of estimated R&W benefits:

Balance Sheet Classification of R&W Benefit

	As of September 30, 2011			As of December 31, 2010
	For all Financial Guaranty Insurance Contracts	Effect of Consolidating FG VIEs	Reported on Balance Sheet	For all Financial Guaranty Insurance Contracts	Effect of Consolidating FG VIEs	Reported on Balance Sheet
	(in millions)
Salvage and subrogation recoverable	$386.3	$(200.9)	$185.4	$866.2	$(52.9)	$813.3
Loss and LAE reserve	978.1	(89.6)	888.5	490.6	(85.8)	404.8
Unearned premium reserve	186.6	(43.7)	142.9	243.7	(22.5)	221.2
Total	$1,551.0	$(334.2)	$1,216.8	$1,600.5	$(161.2)	$1,439.3

The following table represents total estimated recoveries netted in expected loss to be paid, from defective mortgage loans included in certain first and second lien U.S. RMBS loan securitizations that it insures.

Roll Forward of Estimated Benefit from Recoveries from Representation and Warranty Breaches,

Net of Reinsurance

	Future Net R&W Benefit at December 31, 2010	R&W Development and Accretion of Discount During Nine Months 2011	R&W Recovered During Nine Months 2011(1)	Future Net R&W Benefit at September 30, 2011(2)
	(in millions)
Prime first lien	$1.1	$1.9	$—	$3.0
Alt-A first lien	81.0	111.7	—	192.7
Option ARM	309.3	530.9	(67.5)	772.7
Subprime	26.8	80.9	—	107.7
Closed-end second lien	178.2	37.6	(9.0)	206.8
HELOC	1,004.1	167.0	(903.0)	268.1
Total	$1,600.5	$930.0	$(979.5)	$1,551.0

	Future Net R&W Benefit at December 31, 2009	R&W Development and Accretion of Discount During Nine Months 2010	R&W Recovered During Nine Months 2010(1)	Future Net R&W Benefit at September 30, 2010
	(in millions)
Prime first lien	$—	$1.0	$—	$1.0
Alt-A first lien	64.2	19.8	—	84.0
Option ARM	203.7	86.8	(42.5)	248.0
Subprime	—	—	—	—
Closed-end second lien	76.5	59.5	—	136.0
HELOC	828.7	98.1	(88.9)	837.9
Total	$1,173.1	$265.2	$(131.4)	$1,306.9

(1)                                  Gross amounts recovered are $1,107.8 million and $154.4 million for Nine Months 2011 and 2010, respectively.

(2)                                  Includes R&W benefit of $649.8 million attributable to transactions covered by the Bank of America Agreement.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

Financial Guaranty Insurance U.S. RMBS Risks with R&W Benefit as of September 30, 2011 and December 31, 2010

	Number of Risks(1) as of		Debt Service as of
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
	(dollars in millions)
Prime first lien	1	1	$54.0	$57.1
Alt-A first lien	20	17	1,778.4	1,882.8
Option ARM	11	10	1,768.0	1,909.8
Subprime	5	1	1,071.7	228.7
Closed-end second lien	4	4	378.7	444.9
HELOC	15	13	3,522.0	2,969.8
Total	56	46	$8,572.8	$7,493.1

(1)                                  A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making debt service payments.

The following table provides a breakdown of the development and accretion amount in the roll forward of estimated recoveries associated with alleged breaches of R&W:

	Third Quarter		Nine Months
	2011	2010	2011	2010
	(in millions)
Inclusion of new deals with breaches of R&W during period	$1.1	$—	$108.2	$62.4
Change in recovery assumptions as the result of additional file review and recovery success	43.3	(3.4)	241.7	61.9
Estimated increase(decrease) in defaults that will result in additional (lower) breaches	(22.6)	50.1	11.4	132.2
Results of Bank of America Agreement	129.8	—	559.5	—
Accretion of discount on balance	7.5	6.6	9.2	8.7
Total	$159.1	$53.3	$930.0	$265.2

The $930.0 million R&W development and accretion of discount during Nine Months 2011 in the table above resulted in large part from the Bank of America Agreement executed on April 14, 2011 related to the Company’s R&W claims and described under “Bank of America Agreement” in Note 3. The benefit of the Bank of America Agreement is included in the R&W credit for the transactions directly affected by the agreement. In addition, the Bank of America Agreement caused the Company to increase the probability of successful pursuit of R&W claims against other providers where the Company believed those providers were breaching at a similar rate. The remainder of the development during the Nine Months 2011 primarily relates to changes in recovery assumptions due to the inclusion of the terms of the Bank of America Agreement as a potential scenario for other transactions. The $159.1 million R&W development and accretion of discount during the Third Quarter 2011 in the table above primarily relates to additional recoveries for first lien transactions under the Bank of America Agreement in accordance with 80% loss sharing agreement.

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

As of September 30, 2011, cumulative collateral losses on the 21 first lien RMBS transactions subject to the Bank of America Agreement were approximately $1.8 billion. The Company estimates that cumulative projected collateral losses for these first lien transactions will be $4.9 billion, which will result in estimated gross expected losses to the Company of $754.2 million before considering R&W recoveries from Bank of America, and $150.8 million after considering such R&W recoveries. As of September 30, 2011, the Company had been reimbursed $34.1 million in respect of the covered first lien transactions under the Bank of America Agreement.

Student Loan Transactions

The Company has insured or reinsured $2.8 billion net par of student loan securitizations, $1.5 billion issued by private issuers and classified as asset-backed and $1.3 billion issued by public authorities and classified as public finance. Of these amounts, $240.0 million and $678.7 million, respectively, are rated BIG. The Company is projecting approximately

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

$60.4 million and $25.9 million, respectively, of expected loss to be paid in these portfolios. In general the losses are due to: (i) the poor credit performance of private student loan collateral; (ii) high interest rates on auction rate securities with respect to which the auctions have failed or (iii) high interest rates on variable rate demand obligations (“VRDO”) that have been put to the liquidity provider by the holder and are therefore bearing high “bank bond” interest rates. The largest of these losses was approximately $32.5 million and related to a transaction backed by a pool of private student loans ceded to AG Re by another monoline insurer. The guaranteed bonds were issued as auction rate securities that now bear a high rate of interest due to the downgrade of the primary insurer’s financial strength rating. Further, the underlying loan collateral has performed below expectations.

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

The Company’s $2.0 billion net par of XXX life insurance transactions includes, as of September 30, 2011, a total of $882.5 million rated BIG, consisting of Class A-2 Floating Rate Notes issued by Ballantyne Re p.l.c and Series A-1 Floating Rate Notes issued by Orkney Re II p.l.c (“Orkney Re II”). The Ballantyne Re and Orkney Re II XXX transactions had material amounts of their assets invested in U.S. RMBS transactions. Based on its analysis of the information currently available, including estimates of future investment performance provided by the investment manager, and projected credit impairments on the invested assets and performance of the blocks of life insurance business at September 30, 2011, the Company’s projected expected loss to be paid of $133.2 million. The increase from the previous quarter of $61.3 million is due primarily to (i) revised estimates of investment performance provided by the investment manager and (ii) a reduction in the discount rate used to discount the projected losses.

Trust Preferred Securities Collateralized Debt Obligations

The Company has insured or reinsured $1.9 billion of net par of collateralized debt obligations (“CDOs”) backed by trust preferred securities (“TruPS”) and similar debt instruments, or “TruPS CDOs”.  Of that amount, $812.7 million is rated BIG.  The underlying collateral in the TruPS CDOs consists of subordinated debt instruments such as TruPS issued by bank holding companies and similar instruments issued by insurance companies, real estate investment trusts (“REITs”) and other real estate related issuers.

Of the $1.9 billion, $837.8 million was converted in June 2011 from CDS form to financial guaranty form.  Included in the amount converted are most of the TruPS CDOs currently rated BIG, including two TruPS CDOs for which the Company is projecting losses.  The Company projects losses for TruPS CDOs by projecting the performance of the asset pools across several scenarios (which it weights) and applying the CDO structures to the resulting cash flows.  For the Third Quarter, the Company has projected expected losses to be paid for TruPS CDOs of $13.1 million.

Other Notable Loss or Claim Transactions

The preceding pages describe the asset classes in the financial guaranty portfolio that encompass most of the Company’s projected losses. The Company also projects losses on, or is monitoring particularly closely, a number of other transactions, the most significant of which are described in the following paragraphs.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

The Company has projected expected loss to be paid of $17.6 million on a transaction backed by revenues generated by telephone directory “yellow pages” (both print and digital) in various jurisdictions with a net par of $110.7 million and guaranteed by Ambac Assurance Corporation (“Ambac”). This estimate is based primarily on the Company’s view of how quickly “yellow pages” revenues are likely to decline in the future. The increase from the previous quarter is due primarily to the Company’s revised view of likely future revenue declines given the continued deterioration in recent performance.

The Company has projected expected loss to be paid of $15.6 million on one transaction from 2000 backed by manufactured housing loans with a net par of $65.1 million. The increase of $1.1 million from the previous quarter is due primarily to a reduction in the discount rate used to discount projected losses. The Company insures a total of $347.7 million net par of securities backed by manufactured housing loans, a total of $233.6 million rated BIG.

The Company has $170.1 million of net par exposure to The City of Harrisburg, Pennsylvania, of which $97.5 million is BIG. The Company has paid $5.1 million in net claims to date, and expects a full recovery.

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

Recovery Litigation

RMBS Transactions

As of the date of this filing, AGM and AGC have filed lawsuits with regard to six second lien U.S. RMBS transactions insured by them, alleging breaches of R&W both in respect of the underlying loans in the transactions and the accuracy of the information provided to AGM and AGC, and failure to cure or repurchase defective loans identified by AGM and AGC to such persons. These transactions consist of the ACE Securities Corp. Home Equity Loan Trust, Series 2006-GP1, the ACE Securities Corp. Home Equity Loan Trust, Series 2007-SL2 and the ACE Securities Corp. Home Equity Loan Trust, Series 2007-SL3 transactions (in each of which AGC or AGM has sued Deutsche Bank AG affiliates DB Structured Products, Inc. and ACE Securities Corp. in the Supreme Court of the State of New York), the SACO I Trust 2005-GP1 transaction (in which AGC has sued JPMorgan Chase & Co.’s affiliate EMC Mortgage Corporation in the United States District Court for the Southern District of New York) and the Flagstar Home Equity Loan Trust, Series 2005-1 and Series 2006-2 transactions (in which AGM has sued Flagstar Bank, FSB, Flagstar Capital Markets Corporation and Flagstar ABS, LLC in the United States District Court for the Southern District of New York). In these lawsuits, AGM and AGC seek damages, including indemnity or reimbursement for losses.

In October 2011, AGM and AGC brought an action in the Supreme Court of the State of New York against DLJ Mortgage Capital, Inc. (“DLJ”) and Credit Suisse Securities (USA) LLC (“Credit Suisse”) with regard to six first lien U.S. RMBS transactions insured by them: CSAB Mortgage-Backed Pass Through Certificates, Series 2006-2; CSAB Mortgage-Backed Pass Through Certificates, Series 2006-3; CSAB Mortgage-Backed Pass Through Certificates, Series 2006-4; CMSC Mortgage-Backed Pass Through Certificates, Series 2007-3; CSAB Mortgage-Backed Pass Through Certificates, Series 2007-1; and TBW Mortgage-Backed Pass Through Certificates, Series 2007-2. The complaint alleges breaches of R&W against DLJ in respect of the underlying loans in the transactions, breaches of R&W against DLJ and Credit Suisse in respect of the accuracy of the information provided to the rating agencies, and failure by DLJ to cure or repurchase defective loans identified by AGM or AGC.  In this lawsuit, AGM and AGC seek damages.

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

September 30, 2011

XXX Life Insurance Transactions

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

Public Finance Transactions

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

Loss and LAE Reserve (Recovery)

Net of Reinsurance and Salvage and Subrogation Recoverable

	As of September 30, 2011			As of December 31, 2010
	Loss and LAE Reserve(1)	Salvage and Subrogation Recoverable(2)	Net	Loss and LAE Reserve(1)	Salvage and Subrogation Recoverable(2)	Net
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$1.8	$—	$1.8	$1.2	$—	1.2
Alt-A first lien	70.9	47.7	23.2	39.2	2.6	36.6
Option ARM	167.0	121.1	45.9	223.3	63.0	160.3
Subprime	101.5	—	101.5	108.3	0.1	108.2
Total first lien	341.2	168.8	172.4	372.0	65.7	306.3
Second lien:
Closed-end second lien	9.3	114.1	(104.8)	7.7	50.3	(42.6)
HELOC	49.5	198.4	(148.9)	7.1	843.4	(836.3)
Total second lien	58.8	312.5	(253.7)	14.8	893.7	(878.9)
Total U.S. RMBS	400.0	481.3	(81.3)	386.8	959.4	(572.6)
Other structured finance	239.1	5.8	233.3	131.1	1.4	129.7
Public finance	56.5	64.3	(7.8)	81.6	34.4	47.2
Total financial guaranty	695.6	551.4	144.2	599.5	995.2	(395.7)
Other	1.9	—	1.9	2.1	—	2.1
Subtotal	697.5	551.4	146.1	601.6	995.2	(393.6)
Effect of consolidating FG VIEs	(74.8)	(236.8)	162.0	(49.5)	(92.2)	42.7
Total	$622.7	$314.6	$308.1	$552.1	$903.0	$(350.9)

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

(1)                                  The September 30, 2011 loss and LAE consists of $670.7 million loss and LAE reserve net of $48.0 million of reinsurance recoverable on unpaid losses. The December 31, 2010 loss and LAE consists of $574.4 million loss and LAE reserve net of $22.3 million of reinsurance recoverable on unpaid losses.

(2)                                  Salvage and subrogation recoverable is net of $45.6 million and $129.4 million in ceded salvage and subrogation recorded in “reinsurance balances payable” at September 30, 2011 and December 31, 2010, respectively. The decrease from December 31, 2010 to September 30, 2011, primarily represents cash collected under the Bank of America Agreement.

The following table presents the loss and LAE by sector for financial guaranty insurance contracts that was recorded in the consolidated statements of operations. Amounts presented are net of reinsurance and net of the benefit for recoveries from breaches of R&W.

Loss and LAE Reported

on the Consolidated Statements of Operations

	Third Quarter		Nine Months
	2011	2010	2011	2010
	(in millions)
		(restated)		(restated)
Financial Guaranty:
U.S. RMBS:
First lien:
Prime first lien	$(0.4)	$0.5	$0.7	$0.5
Alt-A first lien	25.2	8.8	52.6	22.3
Option ARM	92.4	65.3	133.7	166.3
Subprime	15.7	9.9	10.6	50.9
Total first lien	132.9	84.5	197.6	240.0
Second lien:
Closed-end second lien	22.6	4.8	7.0	(2.3)
HELOC	18.5	17.2	115.7	52.0
Total second lien	41.1	22.0	122.7	49.7
Total U.S. RMBS	174.0	106.5	320.3	289.7
Other structured finance	83.8	15.0	115.2	51.6
Public finance	(5.2)	(0.6)	(16.9)	10.3
Total financial guaranty	252.6	120.9	418.6	351.6
Other	0.2	0.1	0.2	0.2
Subtotal	252.8	121.0	418.8	351.8
Effect of consolidating FG VIEs	(37.9)	(10.2)	(105.5)	(44.4)
Total loss and LAE (recoveries)	$214.9	$110.8	$313.3	$307.4

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

Net Losses Paid (Recovered) on Financial Guaranty Insurance Contracts(1)

	Third Quarter		Nine Months
	2011	2010	2011	2010
	(in millions)
Financial Guaranty:
U.S. RMBS:
First lien:
Prime first lien	$—	$—	$—	$—
Alt-A first lien	16.6	14.1	55.2	43.1
Option ARM	74.5	54.3	242.9	103.4
Subprime	0.8	0.7	16.5	3.0
Total first lien	91.9	69.1	314.6	149.5
Second lien:
Closed-end second lien	1.5	20.1	43.2	60.0
HELOC	23.9	129.5	(638.8)	445.3
Total second lien	25.4	149.6	(595.6)	505.3
Total U.S. RMBS	117.3	218.7	(281.0)	654.8
Other structured finance	4.7	1.9	7.7	7.5
Public finance	30.2	22.9	39.4	57.1
Total financial guaranty	152.2	243.5	(233.9)	719.4
Other	—	0.2	—	0.2
Subtotal	152.2	243.7	(233.9)	719.6
Effect of consolidating FG VIEs	(47.5)	(37.0)	(59.7)	(95.9)
Total	$104.7	$206.7	$(293.6)	$623.7

(1)                                  Includes the effect of loss mitigation efforts and cessions not yet settled.

The following table provides information on financial guaranty insurance and reinsurance contracts categorized as BIG as of September 30, 2011 and December 31, 2010.

Financial Guaranty Insurance BIG Transaction Loss Summary

September 30, 2011

	BIG Categories
							Total	Effect of
	BIG 1		BIG 2		BIG 3		BIG,	Consolidating
	Gross	Ceded	Gross	Ceded	Gross	Ceded	Net(1)	VIEs	Total
	(dollars in millions)
Number of risks(2)	165	(62)	72	(26)	127	(50)	364	—	364
Remaining weighted average contract period (in years)	11.9	14.6	9.7	6.6	8.7	6.0	10.1	—	10.1
Net outstanding exposure:
Principal	$7,451.1	$(760.5)	$5,417.4	$(226.3)	$7,844.2	$(651.7)	$19,074.2	$—	$19,074.2
Interest	4,269.4	(561.3)	2,804.2	(74.9)	2,280.8	(171.3)	8,546.9	—	8,546.9
Total	$11,720.5	$(1,321.8)	$8,221.6	$(301.2)	$10,125.0	$(823.0)	$27,621.1	$—	$27,621.1
Expected cash outflows (inflows)	$456.7	$(89.1)	$1,775.8	$(114.1)	$2,208.9	$(137.8)	$4,100.4	$(591.2)	$3,509.2
Potential recoveries(3)	(616.3)	114.0	(811.4)	29.4	(1,759.6)	96.9	(2,947.0)	599.2	(2,347.8)
Subtotal	(159.6)	24.9	964.4	(84.7)	449.3	(40.9)	1,153.4	8.0	1,161.4
Discount	47.2	(2.9)	(345.5)	35.4	(110.4)	(3.8)	(380.0)	26.2	(353.8)
Present value of expected cash flows	$(112.4)	$22.0	$618.9	$(49.3)	$338.9	$(44.7)	$773.4	$34.2	$807.6
Deferred premium revenue	$96.8	$(18.3)	$394.7	$(23.7)	$995.1	$(122.2)	$1,322.4	$(405.9)	$916.5
Reserves (salvage)(4)	$(128.0)	$25.5	$360.9	$(36.8)	$(86.5)	$9.1	$144.2	$162.0	$306.2

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

Financial Guaranty Insurance BIG Transaction Loss Summary

December 31, 2010

	BIG Categories (restated)
	BIG 1		BIG 2		BIG 3		Total BIG,	Effect of Consolidating
	Gross	Ceded	Gross	Ceded	Gross	Ceded	Net(1)	VIEs	Total
	(dollars in millions)
Number of risks(2)	119	(45)	98	(42)	115	(42)	332	—	332
Remaining weighted average contract period (in years)	11.7	16.0	8.4	7.9	8.8	6.0	9.6	—	9.6
Net outstanding exposure:
Principal	$6,173.0	$(723.3)	$5,899.3	$(182.8)	$7,954.5	$(673.6)	$18,447.1	$—	$18,447.1
Interest	3,599.5	(580.4)	2,601.6	(70.9)	2,490.7	(186.3)	7,854.2	—	7,854.2
Total	$9,772.5	$(1,303.7)	$8,500.9	$(253.7)	$10,445.2	$(859.9)	$26,301.3	$—	$26,301.3
Expected cash outflows (inflows)	$303.9	$(20.2)	$2,036.6	$(68.9)	$2,256.6	$(133.2)	$4,374.8	$(384.2)	$3,990.6
Potential recoveries(3)	(375.2)	37.4	(533.0)	16.6	(2,543.6)	197.5	(3,200.3)	354.8	(2,845.5)
Subtotal	(71.3)	17.2	1,503.6	(52.3)	(287.0)	64.3	1,174.5	(29.4)	1,145.1
Discount	(21.0)	(5.5)	(613.2)	21.5	(139.6)	(7.9)	(765.7)	(19.8)	(785.5)
Present value of expected cash flows	$(92.3)	$11.7	$890.4	$(30.8)	$(426.6)	$56.4	$408.8	$(49.2)	$359.6
Deferred premium revenue	$169.9	$(16.9)	$572.4	$(30.3)	$995.9	$(120.7)	$1,570.3	$(263.9)	$1,306.4
Reserves (salvage)(4)	$(112.9)	$12.4	$424.4	$(9.5)	$(815.9)	$105.8	$(395.7)	$42.7	$(353.0)

(1)           Includes BIG amounts related to FG VIEs.

(2)           A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making debt service payments.

(3)           Includes estimated future recoveries for breaches of R&W as well as excess spread, and draws on HELOCs.

(4)           See table “Components of net reserves (salvage)”.

Components of Net Reserves (Salvage)

	As of September 30, 2011	As of December 31, 2010
	(in millions)
Loss and LAE reserve	$670.7	$574.4
Reinsurance recoverable on unpaid losses	(48.0)	(22.3)
Salvage and subrogation recoverable	(360.2)	(1,032.4)
Salvage and subrogation payable(1)	45.6	129.4
Total	308.1	(350.9)
Less: other	1.9	2.1
Financial guaranty reserves, net of salvage and subrogation	$306.2	$(353.0)

(1)                                  Recorded as a component of reinsurance balances payable.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

Ratings Impact on Financial Guaranty Business

A downgrade of one of the Company’s insurance subsidiaries may result in increased claims under financial guaranties issued by the Company. In particular, with respect to VRDO for which a bank has agreed to provide a liquidity facility, a downgrade of the insurer may provide the bank with the right to give notice to bondholders that the bank will terminate the liquidity facility, causing the bondholders to tender their bonds to the bank. Bonds held by the bank accrue interest at a “bank bond” rate that is higher than the rate otherwise borne by the bond (typically the prime rate plus 2.00%-3.00%, often with a floor of 7%, and capped at the maximum legal limit). In the event that the bank holds such bonds for longer than a specified period of time, usually 90-180 days, additionally the bank has the right to demand accelerated repayment of bond principal, usually through payment of equal installments over a period of not less than five years. In the event that a municipal obligor is unable to pay interest accruing at the bank bond rate or to pay principal during the shortened amortization period, a claim could be submitted to the insurer under its financial guaranty policy. As of the date of this filing, the Company has insured approximately $1.0 billion of par of VRDO issued by municipal obligors rated BBB- or lower pursuant to the Company’s internal rating. For a number of such obligations, a downgrade of the insurer below A+, in the case of S&P, or below A1, in the case of Moody’s Investor Services, Inc. (“Moody’s”), triggers the ability of the bank to notify bondholders of the termination of the liquidity facility and to demand accelerated repayment of bond principal over a period of five to ten years. The specific terms relating to the rating levels that trigger the bank’s termination right, and whether it is triggered by a downgrade by one rating agency or a downgrade by all rating agencies then rating the insurer, vary depending on the transaction. See also Note 14 for a discussion of the impact of a downgrade in the financial strength rating on the Company’s insured leveraged lease transactions.

6. Fair Value Measurement

The Company carries the majority of its assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., exit price). The price represents the price available in the principal market for the asset or liability. If there is no principal market, then the price is based hypothetically, on a market that maximizes the value received for an asset or minimizes the amount paid for a liability (i.e., the most advantageous market).

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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness, constraints on liquidity and unobservable parameters. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company continues to refine its methodologies. During 2011, no changes were made to the Company’s valuation models that had or are expected to have a material impact on the Company’s consolidated balance sheets or statements of operations and comprehensive income.

The Company’s methods for calculating fair value produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. The use of different methodologies or assumptions to determine fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The fair value hierarchy is determined based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Company estimates of market assumptions. The fair value hierarchy prioritizes model inputs into three broad levels as follows, with level 1 being the highest and level 3 the lowest. An asset or liability’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. All three levels require the use of observable market data when available.

Level 1—Quoted prices for identical instruments in active markets.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

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

Transfers between levels 1, 2 and 3 are recognized at the beginning of the period when the transfer occurs. The Company reviews the classification between levels 1, 2 and 3 quarterly to determine, based on the definitions provided, whether a transfer is necessary. The committed capital securities (“CCS”) were transferred to Level 3 on the fair value hierarchy in Third Quarter 2011 because the Company was no longer able to obtain the same level of pricing information as in past quarters.

In May 2011, the FASB issued new guidance that develops common requirements for measuring fair value and for disclosing information about fair value measurements to improve the comparability of financial statements prepared in accordance with U.S. GAAP and IFRS. The new guidance does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011, which corresponds to the Company’s first quarter of fiscal year 2012. Early application by public entities is not permitted. Accordingly, the Company has not yet adopted this guidance and is evaluating the impact of this pronouncement.

Financial Instruments Carried at Fair Value

Amounts recorded at fair value in the Company’s financial statements are included in the tables below.

Fair Value Hierarchy of Financial Instruments Carried at Fair Value

As of September 30, 2011

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed maturity securities
U.S. government and agencies	$936.4	$—	$936.4	$—
Obligations of state and political subdivisions	5,368.4	—	5,368.4	—
Corporate securities	1,110.7	—	1,110.7	—
Mortgage-backed securities:
RMBS	1,329.6	—	1,237.7	91.9
Commercial Mortgage-Backed Securities (“CMBS”)	508.4	—	508.4	—
Asset-backed securities	501.1	—	250.6	250.5
Foreign government securities	336.6	—	336.6	—
Total fixed maturity securities	10,091.2	—	9,748.8	342.4
Short-term investments	873.3	151.7	721.6	—
Other invested assets(1)	106.0	0.2	95.2	10.6
Credit derivative assets	467.2	—	—	467.2
FG VIEs’ assets, at fair value	3,005.4	—	—	3,005.4
Other assets(2)	47.7	25.5	—	22.2
Total assets carried at fair value	$14,590.8	$177.4	$10,565.6	$3,847.8
Liabilities:
Credit derivative liabilities	$1,495.3	$—	$—	$1,495.3
FG VIEs’ liabilities with recourse, at fair value	2,575.6	—	—	2,575.6
FG VIEs’ liabilities without recourse, at fair value	1,133.0	—	—	1,133.0
Total liabilities carried at fair value	$5,203.9	$—	$—	$5,203.9

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

Fair Value Hierarchy of Financial Instruments Carried at Fair Value

As of December 31, 2010

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
	(restated)	(restated)		(restated)
Assets:
Investment portfolio, available-for-sale:
Fixed maturity securities
U.S. government and agencies	$1,048.2	$—	$1,048.2	$—
Obligations of state and political subdivisions	4,959.9	—	4,959.9	—
Corporate securities	992.5	—	992.5	—
Mortgage-backed securities:
RMBS	1,171.1	—	1,071.7	99.4
CMBS	379.1	—	379.1	—
Asset-backed securities	502.9	—	292.7	210.2
Foreign government securities	348.6	—	348.6	—
Total fixed maturity securities	9,402.3	—	9,092.7	309.6
Short-term investments	1,055.6	277.4	778.2	—
Other invested assets(1)	33.3	0.2	21.4	11.7
Credit derivative assets	592.9	—	—	592.9
FG VIEs’ assets, at fair value	3,657.5	—	—	3,657.5
Other assets(2)	44.4	25.7	18.7	—
Total assets carried at fair value	$14,786.0	$303.3	$9,911.0	$4,571.7
Liabilities:
Credit derivative liabilities	$2,462.8	$—	$—	$2,462.8
FG VIEs’ liabilities with recourse, at fair value	3,030.9	—	—	3,030.9
FG VIEs’ liabilities without recourse, at fair value	1,337.2	—	—	1,337.2
Other liabilities	0.1	—	0.1	—
Total liabilities carried at fair value	$6,831.0	$—	$0.1	$6,830.9

(1)                                 Includes mortgage loans that are recorded at fair value on a non-recurring basis. At September 30, 2011 and December 31, 2010, such investments were carried at their market value of $8.7 million and $9.4 million, respectively. The mortgage loans are classified as Level 3 of the fair value hierarchy as there are significant unobservable inputs used in the valuation of such loans. An indicative dealer quote is used to price the non-performing portion of these mortgage loans. The performing loans are valued using management’s determination of future cash flows arising from these loans, discounted at the rate of return that would be required by a market participant. This rate of return is based on indicative dealer quotes.

(2)                                 Includes fair value of CCS and supplemental executive retirement account assets.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

Changes in Level 3 Fair Value Measurements

The table below presents a roll forward of financial instruments whose fair value included significant unobservable inputs (Level 3).

Fair Value Level 3 Roll Forward

Recurring Basis

	Third Quarter 2011
	Fixed Maturity Securities				FG VIEs’				Credit Derivative	FG VIEs’ Liabilities	FG VIEs’ Liabilities
	RMBS	Asset- Backed Securities		Other Invested Assets	Assets at Fair Value		Other Assets		Asset (Liability), net(5)	with Recourse, at Fair Value	without Recourse, at Fair Value
	(in millions)
Fair value at June 30, 2011	$88.0	$273.9		$2.0	$3,492.2		$—		$(2,187.5)	$(2,848.9)	$(1,282.5)
Total pretax realized and unrealized gains/(losses) recorded in(1)
Net income (loss)	6.0 (2)	(7.4	)(2)	—	(312.5	)(3)	2.4	(4)	1,155.9 (6)	97.6 (3)	89.4 (3)
Other comprehensive income (loss)	(36.8)	(15.1)		(0.1)	—		—		—	—	—
Purchases	42.8	—		—	—		—		—	—	—
Sales	(8.1)	(0.9)		—	—		—		—	—	—
Settlements	—	—		—	(174.3)		—		3.5	175.7	60.1
FG VIE consolidations	—	—		—	—		—		—	—	—
Transfers into Level 3	—	—		—	—		19.8		—	—	—
Fair value at September 30, 2011	$91.9	$250.5		$1.9	$3,005.4		$22.2		$(1,028.1)	$(2,575.6)	$(1,133.0)
Change in unrealized gains/(losses) related to financial instruments held at September 30, 2011	$(36.8)	$(15.1)		$(0.1)	$(180.1)		$2.4		$1,159.3	$97.5	$60.2

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

	Third Quarter 2010 (restated)
	Fixed Maturity Securities					FG VIEs’		Credit Derivative		FG VIEs’	FG VIEs’
	RMBS		Asset- Backed Securities		Other Invested Assets	Assets at Fair Value		Asset (Liability), net(5)		Liabilities with Recourse, at Fair Value	Liabilities without Recourse, at Fair Value
	(in millions)
Fair value at June 30, 2010	$102.9		$230.3		$2.6	$1,844.7		$(1,274.9)		$(2,107.5)	$(184.9)
Total pretax realized and unrealized gains/(losses) recorded in(1)
Net income (loss)	(4.9	)(2)	(0.2	)(2)	—	79.6	(3)	(224.0	)(6)	146.2 (3)	19.5 (3)
Other comprehensive income (loss)	22.1		(8.3)		(0.2)	—		—		—	—
Purchases, issuances, sales, settlements, net	(4.4)		7.1		—	(49.7)		(197.7)		23.4	(16.0)
FG VIE consolidations, deconsolidations, net	—		—		—	422.1		—		(383.0)	(55.5)
Transfers in and/or out of Level 3(7)	—		—		—	—		—		—	—
Fair value at September 30, 2010	$115.7		$228.9		$2.4	$2,296.7		$(1,696.6)		$(2,320.9)	$(236.9)
Change in unrealized gains/(losses) related to financial instruments held at September 30, 2010	$22.1		$(8.3)		$2.7	$123.9		$(277.1)		$131.0	$60.2

	Nine Months 2011
	Fixed Maturity Securities					FG VIEs’				Credit Derivative	FG VIEs’	FG VIEs’
	RMBS		Asset- Backed Securities		Other Invested Assets	Assets at Fair Value		Other Assets		Asset (Liability), net(5)	Liabilities with Recourse, at Fair Value	Liabilities without Recourse, at Fair Value
	(in millions)
Fair value at December 31, 2010	$99.4		$210.2		$2.3	$3,657.5		$—		$(1,869.9)	$(3,030.9)	$(1,337.2)
Total pretax realized and unrealized gains/(losses) recorded in(1):
Net income (loss)	(25.3	)(2)	(3.7	)(2)	—	(289.7	)(3)	2.4	(4)	854.9 (6)	101.4 (3)	40.4 (3)
Other comprehensive income (loss)	(84.5)		(2.1)		(0.4)	—		—		—	—	—
Purchases	195.0		47.1		—	—		—		—	—	—
Sales	(29.1)		(1.0)		—	—		—		—	—	—
Settlements	—		—		—	(644.8)		—		(13.1)	626.3	226.9
FG VIE Consolidations	(63.6)		—		—	282.4		—		—	(272.4)	(63.1)
Transfers into Level 3	—		—		—	—		19.8		—	—	—
Fair value at September 30, 2011	$91.9		$250.5		$1.9	$3,005.4		$22.2		$(1,028.1)	$(2,575.6)	$(1,133.0)
Change in unrealized gains/(losses) related to financial instruments held at September 30, 2011	$(84.5)		$(2.1)		$(0.4)	$168.2		$2.4		$847.6	$95.1	$(111.8)

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

	Nine Months 2010 (restated)
	Fixed Maturity Securities							Credit Derivative	FG VIEs’ Liabilities	FG VIEs’ Liabilities
	RMBS		Asset- Backed Securities		Other Invested Assets	FG VIEs’ Assets at Fair Value		Asset (Liability), net(5)	with Recourse, at Fair Value	without Recourse, at Fair Value
	(in millions)
Fair value at December 31, 2009	$—		$203.9		$0.2	$—		$(1,542.1)	$—	$—
Adoption of new accounting standard						1,925.3		—	(2,110.9)	(226.0)
Fair value at January 1, 2010	—		203.9		0.2	1,925.3		(1,542.1)	(2,110.9)	(226.0)
Total pretax realized and unrealized gains/(losses) recorded in(1):
Net income (loss)	0.7	(2)	(15.4	)(2)	—	62.6	(3)	128.3 (6)	158.5 (3)	27.0 (3)
Other comprehensive income (loss)	(37.5)		0.8		(0.4)	—		—	—	—
Purchases, issuances, sales, settlements, net	88.7		20.8		2.6	(164.2)		(282.8)	86.0	17.6
FG VIE consolidations, deconsolidations, net	—		—		—	473.0		—	(454.5)	(55.5)
Transfers in and/or out of Level 3(7)	63.8		18.8		—	—		—	—	—
Fair value at September 30, 2010	$115.7		$228.9		$2.4	$2,296.7		$(1,696.6)	$(2,320.9)	$(236.9)
Change in unrealized gains/(losses) related to financial instruments held at September 30, 2010	$(37.5)		$0.8		$2.4	$220.4		$17.5	$(119.9)	$1.5

(1)

Realized and unrealized gains (losses) from changes in values of Level 3 financial instruments represent gains (losses) from changes in values of those financial instruments only for the periods in which the instruments were classified as Level 3.

(2)	Included in net realized investment gains (losses) and net investment income.

(3)	Included in net change in fair value of FG VIEs.

(4)	Recorded in fair value gain (loss) on committed capital securities.

(5)	Represents net position of credit derivatives. The consolidated balance sheet presents gross assets and liabilities based on net counterparty exposure.

(6)	Reported in net change in fair value of credit derivatives.

(7)

After analyzing prices provided by a third party pricing service, the Company determined it was necessary to reduce the pricing on one security based on the Company’s own cash flow analysis which was deemed a level 3.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

The carrying amount and estimated fair value of financial instruments are presented in the following table:

Fair Value of Financial Instruments

	As of September 30, 2011		As of December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
			(restated)	(restated)
Assets:

Fixed maturity securities	$10,091.2	$10,091.2	$9,402.3	$9,402.3
Short-term investments	873.3	873.3	1,055.6	1,055.6
Other invested assets	238.6	248.3	259.8	269.7
Credit derivative assets	467.2	467.2	592.9	592.9
FG VIE’s assets, at fair value	3,005.4	3,005.4	3,657.5	3,657.5
Other assets	47.7	47.7	44.4	44.4
Liabilities:
Financial guaranty insurance contracts(1)	4,813.4	4,259.8	4,777.6	5,582.8
Long-term debt(2)	1,041.7	1,079.6	1,052.9	1,074.5
Credit derivative liabilities	1,495.3	1,495.3	2,462.8	2,462.8
FG VIEs’ liabilities with recourse, at fair value	2,575.6	2,575.6	3,030.9	3,030.9
FG VIEs’ liabilities without recourse, at fair value	1,133.0	1,133.0	1,337.2	1,337.2

(1)                                 Carrying amount includes the balance sheet amounts related to financial guaranty insurance contract premiums and losses, net of reinsurance. Fair value measurement is Level 3 in the fair value hierarchy.

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

Credit derivative transactions are governed by ISDA documentation and have different characteristics from financial guaranty insurance contracts. For example, the Company’s control rights with respect to a reference obligation under a credit derivative may be more limited than when the Company issues a financial guaranty insurance contract. In addition, while the Company’s exposure under credit derivatives, like the Company’s exposure under financial guaranty insurance contracts, has been generally for as long as the reference obligation remains outstanding, unlike financial guaranty contracts, a credit derivative may be terminated for a breach of the ISDA documentation or other specific events. A loss payment is made only upon the occurrence of one or more defined credit events with respect to the referenced securities or loans. A credit event may be a non-payment event such as a failure to pay, bankruptcy or restructuring, as negotiated by the parties to the credit derivative transactions. If events of default or termination events specified in the credit derivative documentation were to occur, the non-defaulting or the non-affected party, which may be either the Company or the counterparty, depending upon the circumstances, may decide to terminate a credit derivative prior to maturity. The Company may be required to make a termination payment to its swap counterparty upon such termination. The Company may not unilaterally terminate a CDS contract; however, the Company has mutually agreed with various counterparties to terminate certain CDS transactions. See “Net Change in Fair Value of Credit Derivatives.”

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

Credit Derivative Net Par Outstanding by Sector

The estimated remaining weighted average life of credit derivatives was 4.5 years at September 30, 2011 and 4.9 years at December 31, 2010. The components of the Company’s credit derivative net par outstanding are presented below.

Credit Derivatives Net Par Outstanding

	As of September 30, 2011				As of December 31, 2010
Asset Type	Net Par Outstanding	Original Subordination (1)	Current Subordination (1)	Weighted Average Credit Rating	Net Par Outstanding	Original Subordination (1)	Current Subordination (1)	Weighted Average Credit Rating
	(dollars in millions)
Pooled corporate obligations:
Collateralized loan obligations/Collateralized bond obligations	$36,983	32.7%	32.1%	AAA	$45,953	32.2%	30.4%	AAA
Synthetic investment grade pooled corporate	13,379	19.8	18.4	AAA	14,905	19.2	17.6	AAA
Synthetic high-yield pooled corporate	6,027	35.6	30.5	AAA	8,249	39.4	34.6	AA+
Trust preferred securities collateralized debt obligations	4,613	46.6	31.8	BB+	5,757	46.8	32.0	BB+
Market value collateralized debt obligations of corporate obligations	5,234	32.1	25.0	AAA	5,069	36.0	42.9	AAA
Total pooled corporate obligations	66,236	31.3	28.6	AAA	79,933	31.7	29.3	AAA
U.S. RMBS:
Option ARM and Alt-A first lien	4,251	19.6	13.0	B+	4,767	19.7	17.0	B+
Subprime first lien (including net interest margin)	4,132	30.1	54.0	A+	4,460	27.9	50.4	A+
Prime first lien	410	10.9	9.1	B	468	10.9	10.3	B
Closed-end second lien and HELOCs(2)	65	—	—	B	81	—	—	B
Total U.S. RMBS	8,858	24.0	31.7	BBB-	9,776	23.1	32.4	BBB-
CMBS	4,480	33.9	40.1	AAA	6,751	29.8	31.3	AAA
Other	11,130	—	—	A	13,311	—	—	A+
Total	$90,704			AA+	$109,771			AA+

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

The Company’s TruPS CDO asset pools are generally less diversified by obligors and industries than the typical CLO asset pool. Also, the underlying collateral in TruPS CDOs consists primarily of subordinated debt instruments such as TruPS issued by bank holding companies and similar instruments issued by insurance companies, real estate investment trusts and other real estate related issuers while CLOs typically contain primarily senior secured obligations. Finally, TruPS CDOs typically contain interest rate hedges that may complicate the cash flows. However, to mitigate these risks TruPS CDOs were typically structured with higher levels of embedded credit enhancement than typical CLOs. In June 2011, approximately $837.8 million of CDS written on TruPS CDOs were converted to financial guaranty policies.

The Company’s exposure to “Other” CDS contracts is also highly diversified. It includes $3.4 billion of exposure to three pooled infrastructure transactions comprising diversified pools of international infrastructure project transactions and loans to regulated utilities. These pools were all structured with underlying credit enhancement sufficient for the Company to attach at super senior AAA levels. The remaining $7.7 billion of exposure in “Other” CDS contracts comprises numerous deals typically structured with significant underlying credit enhancement and spread across various asset classes, such as commercial receivables, international RMBS securities, infrastructure, regulated utilities and consumer receivables.

The following table summarizes net par outstanding by rating of the credit derivatives portfolio.

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	September 30, 2011		December 31, 2010
Ratings	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
Super Senior	$23,744	26.2%	$29,344	26.7%
AAA	43,350	47.8	50,214	45.7
AA	4,361	4.8	8,138	7.4
A	6,312	7.0	7,405	6.7
BBB	4,784	5.2	6,312	5.8
BIG	8,153	9.0	8,358	7.7
Total credit derivative net par outstanding	$90,704	100.0%	$109,771	100.0%

The following tables present details about the Company’s U.S. RMBS CDS by vintage.

U.S. Residential Mortgage-Backed Securities

	September 30, 2011				Net Change in Unrealized Gain (Loss)
Vintage	Net Par Outstanding (in millions)	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Internal Rating	Third Quarter 2011	Nine Months 2011
					(in millions)
2004 and Prior	$149	6.2%	19.4%	A-	$2.5	$(0.5)
2005	2,623	30.4	64.5	AA	14.1	(3.1)
2006	1,660	29.3	35.4	BBB+	104.0	3.0
2007	4,426	18.6	10.5	B	879.0	658.3
Total	$8,858	24.0%	31.7%	BBB-	$999.6	$657.7

(1)                                  Represents the sum of subordinate tranches and overcollateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

The following table presents additional details about the Company’s CMBS transactions by vintage:

Commercial Mortgage-Backed Securities

	September 30, 2011				Net Change in Unrealized Gain (Loss)
Vintage	Net Par Outstanding (in millions)	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Internal Rating	Third Quarter 2011	Nine Months 2011
					(in millions)
2004 and Prior	$211	29.8%	57.4%	AAA	$0.2	$—
2005	676	17.8	31.2	AAA	(0.1)	(0.1)
2006	2,178	33.6	38.8	AAA	0.7	11.6
2007	1,415	42.6	43.8	AAA	(1.0)	(1.2)
Total	$4,480	33.9%	40.1%	AAA	$(0.2)	$10.3

(1)                                  Represents the sum of subordinate tranches and overcollateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

Net Change in Fair Value of Credit Derivatives

The following table disaggregates the components of net change in fair value of credit derivatives.

Net Change in Fair Value of Credit Derivatives Gain (Loss)

	Third Quarter		Nine Months
	2011	2010	2011	2010
	(in millions)
Net credit derivative premiums received and receivable	$40.6	$49.8	$147.8	$154.2
Net ceding commissions (paid and payable) received and receivable	0.7	0.9	2.9	2.9
Realized gains on credit derivatives	41.3	50.7	150.7	157.1
Termination losses	—	—	(22.5)	—
Net credit derivative losses (paid and payable) recovered and recoverable	(40.8)	1.7	(103.1)	(39.6)
Total realized gains and other settlements on credit derivatives	0.5	52.4	25.1	117.5
Net unrealized gains (losses) on credit derivatives	1,155.5	(276.4)	829.8	10.8
Net change in fair value of credit derivatives	$1,156.0	$(224.0)	$854.9	$128.3

In Third Quarter 2011 and Nine Months 2011, CDS contracts totaling $1.8 billion and $9.5 billion, respectively, in net par were terminated. Credit derivative revenues included $2.6 million in Third Quarter 2011 and $24.2 million in Nine Months 2011, which represent the acceleration of future premium revenues for the terminated CDS and are included in the table above in the “net credit derivative premiums received and receivable” line item. In addition, the Company paid $22.5 million to terminate several CMBS CDS transactions in the Second Quarter 2011 which carried high rating agency capital charges. Changes in the fair value of credit derivatives occur primarily because of changes in interest rates, credit spreads, credit ratings of the referenced entities, realized gains and other settlements, and the issuing company’s own credit rating, credit spreads and other market factors. Except for estimated credit impairments (i.e., net expected payments), the unrealized gains and losses on credit derivatives is expected to reduce to zero as the exposure approaches its maturity date. With considerable volatility continuing in the market, unrealized gains (losses) on credit derivatives may fluctuate significantly in future periods.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

Net Change in Unrealized Gains (Losses) on Credit Derivatives By Sector

	Third Quarter		Nine Months
Asset Type	2011	2010	2011	2010
	(in millions)
Pooled corporate obligations:
CLOs/Collateralized bond obligations	$13.1	$(1.4)	$11.5	$1.9
Synthetic investment grade pooled corporate	0.8	0.3	10.5	(3.7)
Synthetic high-yield pooled corporate	(1.3)	(2.9)	(0.6)	11.6
TruPS CDOs	82.5	(11.6)	46.2	53.6
Market value CDOs of corporate obligations	5.1	(0.4)	(0.2)	(0.1)
Total pooled corporate obligations	100.2	(16.0)	67.4	63.3
U.S. RMBS:
Option ARM and Alt-A first lien	780.8	(205.1)	541.3	(44.6)
Subprime first lien (including net interest margin)	108.6	(8.1)	17.3	(7.2)
Prime first lien	101.9	(17.2)	89.7	2.2
Closed-end second lien and HELOCs	8.3	1.6	9.4	(4.3)
Total U.S. RMBS	999.6	(228.8)	657.7	(53.9)
CMBS	(0.2)	0.4	10.3	10.2
Other(1)	55.9	(32.0)	94.4	(8.8)
Total	$1,155.5	$(276.4)	$829.8	10.8

(1)                                 “Other” includes all other U.S. and international asset classes, such as commercial receivables, international infrastructure, international RMBS securities and pooled infrastructure securities.

Components of Credit Derivative Assets (Liabilities)

	As of September 30, 2011	As of December 31, 2010
	(in millions)
		(restated)
Credit derivative assets	$467.2	$592.9
Credit derivative liabilities	(1,495.3)	(2,462.8)
Net fair value of credit derivatives	(1,028.1)	(1,869.9)
Less: Effect of AGC and AGM credit spreads	4,938.6	3,669.4
Fair value of credit derivatives before effect of AGC and AGM credit spreads	$(5,966.7)	$(5,539.3)

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

Net Fair Value and Expected Losses of Credit Derivatives by Sector

As of September 30, 2011

Asset Type	Credit Derivative Asset (Liability), net	Present Value of Expected Claim (Payments) Recoveries(2)
	(in millions)
Pooled corporate obligations:
CLOs/ Collateralized bond obligations	$0.2	$—
Synthetic investment grade pooled corporate	(29.0)	—
Synthetic high-yield pooled corporate	(15.3)	(6.1)
TruPS CDOs	20.3	(72.6)
Market value CDOs of corporate obligations	3.2	—
Total pooled corporate obligations	(20.6)	(78.7)
U.S. RMBS:
Option ARM and Alt-A first lien	(354.9)	(219.3)
Subprime first lien (including net interest margin)	(29.6)	(113.8)
Prime first lien	(1.5)	—
Closed-end second lien and HELOCs	(16.0)	5.7
Total U.S. RMBS	(402.0)	(327.4)
CMBS	(4.8)	—
Other(1)	(600.7)	(102.4)
Total	$(1,028.1)	$(508.5)

(1)                                 “Other” includes all other U.S. and international asset classes, such as commercial receivables, international infrastructure, international RMBS securities and pooled infrastructure securities.

(2)                                 Represents amount in excess of the present value of future installment fees to be received of $37.2 million. Includes R&W on credit derivatives of $213.0 million.

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

September 30, 2011

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

In Third Quarter 2011, U.S. RMBS unrealized fair value gains were generated primarily in the prime first lien, Alt-A, Option ARM and subprime RMBS sectors due to narrower implied net spreads. The narrower implied net spreads were primarily a result of the increased cost to buy protection in AGC’s name as the market cost of AGC’s credit protection increased. These transactions were pricing above their floor levels (or the minimum rate at which the Company would consider assuming these risks based on historical experience); therefore when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, increased the implied spreads that the Company would expect to receive on these transactions decreased. The cost of AGM’s credit protection also increased during the quarter, but did not lead to significant fair value gains, as the majority of AGM policies continue to price at floor levels.

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

Effect of the Company’s Credit Spread on Credit Derivatives Fair Value

	As of September 30, 2011	As of June 30, 2011	As of December 31, 2010	As of June 30, 2010	As of December 31, 2009

Quoted price of CDS contract (in basis points):
AGC	1,351	634	804	1,010	634
AGM	1,004	472	650	802	541

The fair value of CDS contracts at September 30, 2011, before considering the implications of AGC’s and AGM’s credit spreads, is a direct result of continued wide credit spreads in the fixed income security markets, and ratings downgrades. The asset classes that remain most affected are recent vintages of subprime RMBS and Alt-A first lien deals, as well as trust-preferred securities. When looking at September 30, 2011 compared with December 31, 2010, there was widening of spreads primarily relating to the Company’s Alt-A first lien and subprime RMBS transactions, as well as the Company’s trust-preferred securities. This widening of spreads resulted in a loss of approximately $439.4 million, before taking into account AGC’s or AGM’s credit spreads.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

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

Ratings Sensitivities of Credit Derivative Contracts

AGC has $2.4 billion in CDS par insured that have rating triggers that allow the CDS counterparty to terminate in the case of a rating downgrade of AGC. If the ratings of AGC were reduced below certain levels and the Company’s counterparty elected to terminate the CDS, the Company could be required to make a termination payment on certain of its credit derivative contracts, as determined under the relevant documentation. Under certain documents, the Company may have the right to cure the termination event by posting collateral, assigning its rights and obligations in respect of the transactions to a third party or seeking a third party guaranty of the obligations of the Company. The Company currently has three ISDA master agreements under which the applicable counterparty could elect to terminate transactions upon a rating downgrade of AGC. If AGC’s ratings were downgraded to BBB- or Baa3, $89 million in par insured could be terminated by one counterparty; and if AGC’s ratings were downgraded to BB+ or Ba1, approximately $2.4 billion in par insured could be terminated by the other two counterparties. The Company does not believe that it can accurately estimate the termination payments it could be required to make if, as a result of any such downgrade, a CDS counterparty terminated its CDS contracts with the Company. These payments could have a material adverse effect on the Company’s liquidity and financial condition.

Under a limited number of other CDS contracts, the Company may be required to post eligible securities as collateral—generally cash or U.S. government or agency securities. For certain of such contracts, this requirement is based on a mark-to-market valuation, as determined under the relevant documentation, in excess of contractual thresholds that decline or are eliminated if the ratings of certain of the Company’s insurance subsidiaries decline. Under other contracts, the Company has negotiated caps such that the posting requirement cannot exceed a certain amount. As of September 30, 2011, and without giving effect to thresholds that apply at current ratings, the amount of par that is subject to collateral posting is approximately $15.4 billion, for which the Company has agreed to post approximately $774.3 million of collateral. The Company may be required to post additional collateral from time to time, depending on its ratings and on the market values of the transactions subject to the collateral posting. Counterparties have agreed that for approximately $14.8 billion of that $15.4 billion, the maximum amount that the Company could be required to post is capped at $635 million at current rating levels (which amount is included in the $774.3 million that the Company has agreed to post). Such cap increases by $50 million to $685 million in the event AGC’s ratings are downgraded to A+ or A3.

8. Consolidation of Variable Interest Entities

The Company provides financial guaranties with respect to debt obligations of special purpose entities, including VIEs. AGC and AGM do not sponsor any VIEs when underwriting third party financial guaranty insurance or credit derivative transactions, nor has either of them acted as the servicer or collateral manager for any VIE obligations that it insures. The transaction structure generally provides certain financial protections to the Company. This financial protection can take several forms, the most common of which are overcollateralization, first-loss protection (or subordination) and excess spread. In the case of overcollateralization (i.e., the principal amount of the securitized assets exceeds the principal amount of the structured finance obligations guaranteed by the Company), the structure allows defaults of the securitized assets before a default is experienced on the structured finance obligation guaranteed by the Company. In the case of first loss, the financial guaranty insurance policy only covers a senior layer of losses experienced by multiple obligations issued by special purpose entities, including VIEs. The first-loss exposure with respect to the assets is either retained by the seller or sold off in the form of equity or mezzanine debt to other investors. In the case of excess spread, the financial assets contributed to special purpose entities, including VIEs, generate cash flows that are in excess of the interest payments on the debt issued by the special purpose entity. Such excess spread is typically distributed through the transaction’s cash flow waterfall and may be used to create additional credit enhancement, applied to redeem debt issued by the special purpose entities, including VIEs (thereby, creating additional overcollateralization), or distributed to equity or other investors in the transaction.

A VIE is consolidated when the Company is deemed to be the control party. Under GAAP, the Company is deemed to be the control party typically when its protective rights give it power to both terminate and replace the deal servicer.

AGM and AGC are not primarily liable for the debt obligations issued by the FG VIEs they insure and would only be required to make payments on the debt obligations that they have insured in the event that the issuer of such debt

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

obligations defaults on any principal or interest due. AGL’s and its Subsidiaries’ creditors do not have any rights with regard to the assets of the VIEs. Proceeds from sales, maturities, prepayments and interest from VIE assets may only be used to pay debt service on VIE liabilities. Net fair value gains and losses on FG VIEs are expected to reverse to zero at maturity of the VIE debt, except for claim payments paid by AGC or AGM under the financial guaranty insurance contract. The Company’s estimate of expected loss to be paid for FG VIEs is included in Note 5.

During Third Quarter 2011, the Company determined that, based on the assessment of its control rights over servicer or collateral manager replacement, given that servicing/managing collateral were deemed to be the FG VIEs’ most significant activities, 34 VIEs required consolidation, compared to 35 VIEs consolidated at June 30, 2011. Debt of one FG VIE was fully paid off during Third Quarter 2011.

The total unpaid principal balance for the FG VIEs’ assets that were 90 days or more past due was approximately $1,161.4 million and $1,199.1 million as of September 30, 2011 and December 31, 2010, respectively. The change in the instrument-specific credit risk of the FG VIEs’ assets for the Third Quarter and Nine Months ended September 30, 2011 were losses of $178.1 million, $656.8 million, and gains of $152.3 million and $47.2 million, for 2010, respectively. The difference between the aggregate unpaid principal and aggregate fair value of the FG VIEs’ liabilities was approximately $2,721.9 million and $2,053.0 million at September 30, 2011 and December 31, 2010, respectively.

The trustee reports of the consolidated FG VIEs are prepared by outside parties and are not available within the time constraints that the Company requires to ensure the financial accuracy of the operating results. As such, the financial results of the FG VIEs are consolidated on a lag; however, the Company adjusts the financial statements for the effects of material events occurring from the lag period until the balance sheet date. The Company has elected the fair value option for assets and liabilities classified as FG VIEs’ assets and liabilities. Upon consolidation of FG VIEs, the Company elected the fair value option because the carrying amount transition method was not practical.

The table below shows the carrying value of the consolidated FG VIEs’ assets and liabilities in the consolidated financial statements, segregated by the types of assets held by VIEs that collateralize their respective debt obligations.

Consolidated FG VIEs

By Type of Collateral

	As of September 30, 2011			As of December 31, 2010 (restated)
	Numbers of VIEs	Assets	Liabilities	Number of VIEs	Assets	Liabilities
	(in millions)
HELOCs	8	$651.6	$1,027.1	8	$857.1	$1,126.1
First liens:
Alt-A	3	155.1	145.4		—	—
Subprime	5	429.4	512.1	5	528.7	616.5
Option ARM	2	556.8	766.7	2	626.6	909.4
Alt-A second liens	10	639.9	684.7	5	747.4	818.4
Automobile loans	5	278.5	278.5	7	486.8	486.8
Life insurance	1	294.1	294.1	1	304.8	304.8
Credit card loans	—	—	—	1	106.1	106.1
Total	34	$3,005.4	$3,708.6	29	$3,657.5	$4,368.1

Gross Par Outstanding for FG VIEs’ Liabilities

With Recourse

	As of September 30, 2011	As of December 31, 2010
	(in millions)
Gross par outstanding for FG VIEs’ liabilities with recourse	$3,966.5	$3,630.5

FG VIEs’ liabilities insured by the Company are considered to be with recourse, since the Company guarantees the payment of principal and interest regardless of the performance of the related FG VIEs’ assets. FG VIEs’ liabilities not insured by

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

the Company are considered to be non-recourse, since the payment of principal and interest of these liabilities is wholly dependent on the performance of the FG VIEs’ assets.

The table below summarizes the contractual obligations, of the consolidated FG VIEs’ liabilities with recourse.

Contractual Maturity Schedule of FG VIE Liabilities with Recourse

Contractual Maturity	As of September 30, 2011
(in millions)
2012	$8.0
2013	20.1
2014	166.4
2015	—
Thereafter	3,772.0
Total	$3,966.5

The table below shows the income statement impact of the consolidated FG VIEs:

Effect of Consolidating FG VIEs on Net Income

and Shareholders’ Equity

	Third Quarter		Nine Months
	2011	2010	2011	2010
		(restated)		(restated)
	(in millions)
Net earned premiums	$(19.4)	$(12.8)	$(56.8)	$(34.4)
Net investment income	(4.0)	—	(4.7)	—
Net realized investment gains (losses)	6.7	—	7.2	—
Net change in fair value of financial guaranty variable interest entities	(99.2)	171.3	(153.9)	135.0
Loss and loss adjustment expenses	37.9	10.2	105.5	44.4
Total pretax effect on net income	(78.0)	168.7	(102.7)	145.0
Less: tax provision (benefit)	(27.3)	59.1	(35.9)	50.8
Total effect on net income	$(50.7)	$109.6	$(66.8)	$94.2

	As of September 30, 2011	As of December 31, 2010 (restated)
	(in millions)
Total effect on shareholders’ equity	$(393.4)	$(371.4)

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

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

9. Investments

Fixed Maturity Securities and Short-Term Investments

Net Investment Income

	Third Quarter		Nine Months
	2011	2010	2011	2010
	(in millions)
Income from fixed maturity securities	$95.9	$87.5	$297.5	$267.3
Income from short-term investments	0.2	0.5	0.8	0.1
Gross investment income	96.1	88.0	298.3	267.4
Investment expenses	(2.6)	(2.4)	(7.6)	(6.6)
Net investment income	$93.5	$85.6	$290.7	$260.8

Net investment income increased due to a shift to longer duration assets, higher income on loss mitigation bonds, and additional earnings on cash received under Bank of America Agreement. Accrued investment income was $100.4 million and $97.9 million as of September 30, 2011 and December 31, 2010, respectively.

Net Realized Investment Gains (Losses)

	Third Quarter		Nine Months
	2011	2010	2011	2010
	(in millions)
Realized gains on investment portfolio	$5.7	$3.2	$26.5	$28.5
Realized losses on investment portfolio	(0.4)	(1.0)	(7.3)	(7.5)
Other-than-temporary impairment (“OTTI”):
Intent to sell	(1.4)	(0.3)	(4.9)	(2.0)
Credit component of OTTI securities	(15.0)	(4.3)	(27.7)	(20.4)
OTTI	(16.4)	(4.6)	(32.6)	(22.4)
Net realized investment gains (losses)	$(11.1)	$(2.4)	$(13.4)	$(1.4)

The following table presents the roll forward of the credit losses of fixed maturity securities for which the Company has recognized OTTI and where the portion of the fair value adjustment related to other factors was recognized in other comprehensive income (“OCI”).

Roll Forward of Credit Losses in the Investment Portfolio

	Third Quarter		Nine Months
	2011	2010	2011	2010
	(in millions)
Balance, beginning of period	$21.6	$20.0	$27.3	$19.9
Additions for credit losses on securities for which an OTTI was not previously recognized	14.4	4.3	24.9	4.3
Eliminations of securities issued by FG VIEs	—	—	(13.5)	—
Reductions for securities sold during the period	—	—	(5.0)	—
Additions for credit losses on securities for which an OTTI was previously recognized	0.5	—	2.8	0.1
Balance, end of period	$36.5	$24.3	$36.5	$24.3

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

Fixed Maturity Securities and Short-Term Investments

by Security Type

	As of September 30, 2011
Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Gain (Loss) on Securities with OTTI(2)	Weighted Average Credit Quality(3)
	(dollars in millions)
Fixed maturity securities:
U.S. government and agencies	8%	$862.6	$73.9	$(0.1)	$936.4	$—	AA+
Obligations of state and political subdivisions	48	5,066.8	303.4	(1.8)	5,368.4	5.6	AA
Corporate securities	10	1,064.7	48.3	(2.3)	1,110.7	0.1	AA-
Mortgage-backed securities(4):
RMBS	13	1,341.9	68.3	(80.6)	1,329.6	(46.3)	AA
CMBS	5	490.8	17.6	(0.0)	508.4	2.2	AAA
Asset-backed securities	5	492.5	28.0	(19.4)	501.1	18.4	BBB-
Foreign government securities	3	331.0	10.9	(5.3)	336.6	—	AAA
Total fixed maturity securities	92	9,650.3	550.4	(109.5)	10,091.2	(20.0)	AA
Short-term investments	8	873.3	—	—	873.3	—	AAA
Total investment portfolio	100%	$10,523.6	$550.4	$(109.5)	$10,964.5	$(20.0)	AA

	As of December 31, 2010 (restated)
Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Gain (Loss) on Securities with OTTI(2)	Weighted Average Credit Quality(3)
	(dollars in millions)
Fixed maturity securities:
U.S. government and agencies	10%	$1,000.3	$48.3	$(0.4)	$1,048.2	$—	AAA
Obligations of state and political subdivisions	48	4,922.0	99.9	(62.0)	4,959.9	(1.4)	AA
Corporate securities	9	980.1	25.2	(12.8)	992.5	0.2	AA-
Mortgage-backed securities(4):
RMBS	11	1,158.9	56.5	(44.3)	1,171.1	(8.6)	AA
CMBS	4	365.7	14.8	(1.4)	379.1	2.5	AAA
Asset-backed securities	5	498.2	9.9	(5.2)	502.9	(4.1)	BBB+
Foreign government securities	3	349.5	5.3	(6.2)	348.6	—	AA+
Total fixed maturity securities	90	9,274.7	259.9	(132.3)	9,402.3	(11.4)	AA
Short-term investments	10	1,055.3	0.3	—	1,055.6	—	AAA
Total investment portfolio	100%	$10,330.0	$260.2	$(132.3)	$10,457.9	$(11.4)	AA

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

(4)                                  As of September 30, 2011 and December 31, 2010, respectively, approximately 65% and 64% of the Company’s total mortgage-backed securities were government-agency obligations.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

The Company continues to receive sufficient information to value its investments and has not had to modify its valuation approach due to the current market conditions. As of September 30, 2011, amounts, net of tax, in AOCI included a net unrealized loss of $11.3 million for securities for which the Company had recognized OTTI and a net unrealized gain of $337.2 million for securities for which the Company had not recognized OTTI. As of December 31, 2010, amounts, net of tax, in AOCI included a net unrealized loss of $5.6 million for securities for which the Company had recognized OTTI and a net unrealized gain of $115.3 million for securities for which the Company had not recognized OTTI.

The Company’s investment portfolio in tax-exempt and taxable municipal securities includes issuances by a wide number of municipal authorities across the U.S. and its territories. This is a high quality portfolio of municipal securities with an average rating of AA as of September 30, 2011 and December 31, 2010. Securities rated lower than A-/A3 by S&P or Moody’s are not eligible to be purchased for the Company’s portfolio. The Company reports the lowest of the rating agency ratings in its disclosures.

The following tables present the fair value of the Company’s available-for-sale municipal bond portfolio as of September 30, 2011 and December 31, 2010 by state, excluding $365.8 million and $478.3 million of pre-refunded bonds, respectively. The credit ratings are based on the underlying ratings and do not include any benefit from bond insurance.

Fair Value of Available-for-Sale Municipal Bond Portfolio by State

	As of September 30, 2011
State	State General Obligation	Local General Obligation	Revenue	Fair Value	Amortized Cost	Average Credit Rating
	(in millions)
Texas	$91.7	$335.8	$317.4	$744.9	$703.0	AA
New York	12.1	55.1	594.5	661.7	627.5	AA
California	18.6	62.4	294.3	375.3	349.9	AA
Florida	45.9	55.4	251.3	352.6	329.8	AA
Illinois	23.2	72.1	202.8	298.1	282.9	AA
Washington	60.2	38.6	108.3	207.1	195.5	AA
Massachusetts	41.6	9.5	154.4	205.5	191.2	AA
Arizona	—	7.5	172.5	180.0	171.7	AA
Ohio	36.2	24.3	78.1	138.6	131.1	AA
Michigan	—	40.0	83.1	123.1	117.4	AA
All others	336.0	268.8	1,110.9	1,715.7	1,625.5	AA
Total	$665.5	$969.5	$3,367.6	$5,002.6	$4,725.5	AA

	As of December 31, 2010
State	State General Obligation	Local General Obligation	Revenue	Fair Value	Amortized Cost	Average Credit Rating
	(in millions)
Texas	$76.8	$294.4	$251.9	$623.1	$620.7	AA
New York	11.4	40.0	496.2	547.6	545.1	AA
California	17.2	56.0	330.2	403.4	401.0	AA
Florida	45.2	45.1	213.6	303.9	300.5	AA
Illinois	10.5	91.0	195.6	297.1	300.9	AA
Washington	80.0	37.2	89.2	206.4	204.6	AA
Massachusetts	38.0	8.6	137.3	183.9	185.8	AA
Arizona	—	0.6	144.5	145.1	145.5	AA
Michigan	—	39.5	93.1	132.6	131.4	A
Georgia	19.3	38.4	67.1	124.8	125.4	AA
All others	220.8	220.8	1,072.1	1,513.7	1,504.4	AA
Total	$519.2	$871.6	$3,090.8	$4,481.6	$4,465.3	AA

The revenue bond portfolio is comprised primarily of essential service revenue bonds issued by water and sewer authorities and other utilities, transportation authorities, universities and healthcare providers.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

Revenue Sources

	As of September 30, 2011		As of December 31, 2010
State	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(in millions)
Transportation	$778.3	$733.9	$725.5	$718.9
Tax backed	633.0	597.1	609.0	607.2
Water and sewer	533.7	509.3	470.6	471.3
Municipal utilities	510.2	480.9	457.8	456.8
Higher education	352.8	329.7	298.2	302.1
Healthcare	261.5	248.5	207.3	206.5
All others	298.1	287.4	322.4	323.1
Total	$3,367.6	$3,186.8	$3,090.8	$3,085.9

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

Fixed Maturity Securities

Gross Unrealized Loss by Length of Time

	As of September 30, 2011
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(dollars in millions)
U.S. government and agencies	$3.8	$(0.1)	$—	$—	$3.8	$(0.1)
Obligations of state and political subdivisions	45.3	(0.9)	49.7	(0.9)	95.0	(1.8)
Corporate securities	153.1	(2.3)	—	—	153.1	(2.3)
Mortgage-backed securities:
RMBS	121.4	(54.6)	32.8	(26.0)	154.2	(80.6)
CMBS	9.9	(0.0)	—	—	9.9	(0.0)
Asset-backed securities	22.5	(19.3)	2.2	(0.1)	24.7	(19.4)
Foreign government securities	143.0	(5.3)	—	—	143.0	(5.3)
Total	$499.0	$(82.5)	$84.7	$(27.0)	$583.7	$(109.5)
Number of securities		81		23		104
Number of securities with OTTI		6		3		9

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

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

The decrease in gross unrealized losses for Nine Months 2011 was primarily attributable to municipal securities. Of the securities in an unrealized loss position for 12 months or more as of September 30, 2011, 6 securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of September 30, 2011 was $24.8  million. The unrealized loss is yield-related and not specific to individual issuer credit. The Company has determined that these securities were not other-than-temporarily-impaired as of September 30, 2011.

The amortized cost and estimated fair value of available-for-sale fixed maturity securities by contractual maturity as of September 30, 2011 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed Maturity Securities

by Contractual Maturity

	As of September 30, 2011
	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$285.2	$283.9
Due after one year through five years	1,700.7	1,760.5
Due after five years through 10 years	2,425.9	2,605.8
Due after 10 years	3,405.8	3,603.0
Mortgage-backed securities:
RMBS	1,341.9	1,329.6
CMBS	490.8	508.4
Total	$9,650.3	$10,091.2

Under agreements with its cedants and in accordance with statutory requirements, the Company maintains fixed maturity securities in trust accounts for the benefit of reinsured companies, which amounted to $406.1 million and $365.3 million as of September 30, 2011 and December 31, 2010, respectively. In addition, to fulfill state licensing requirements, the Company has placed on deposit eligible securities of $23.1 million and $19.2 million as of September 30, 2011 and December 31, 2010, respectively, for the protection of policyholders.

Under certain derivative contracts, the Company is required to post eligible securities as collateral. The need to post collateral under these transactions is generally based on mark-to-market valuations in excess of contractual thresholds. The fair market value of the Company’s pledged securities totaled $774.3 million and $765.9 million as of September 30, 2011 and December 31, 2010, respectively.

No material investments of the Company were non-income-producing for Nine Months 2011 and 2010, respectively.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

The Company purchased securities that it has insured, and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses. These securities were purchased at a discount and are accounted for excluding the effects of the Company’s insurance on the securities. As of September 30, 2011, securities purchased for loss mitigation purposes included in the fixed maturity portfolio on the consolidated balance sheet had a fair value of $148.0 million, representing $473.8 million of par. Under the terms of certain credit derivative contracts, the Company has obtained the obligations referenced in the transactions and recorded such assets in fixed maturity securities in the consolidated balance sheets. Such amounts totaled $194.0 million, representing $245.4 million in par.

10. Insurance Company Regulatory Requirements

Dividend Restrictions and Capital Requirements

AGC is a Maryland domiciled insurance company. As of September 30, 2011, the amount available for distribution from AGC during 2011 with notice to, but without prior approval of, the Maryland Commissioner of Insurance under the Maryland insurance law is approximately $111.2 million. During Nine Months 2011 and 2010, AGC declared and paid $20.0 million and $40.0 million, respectively, in dividends to AGUS.

AGM is a New York domiciled insurance company. Based on AGM’s statutory statements for Nine Months 2011, the maximum amount available for payment of dividends by AGM without regulatory approval over the 12 months following September 30, 2011, was approximately $129.5 million.

AG Re is a Bermuda domiciled insurance company and its dividend distribution is governed by Bermuda law. The amount available at AG Re to pay dividends in 2011 in compliance with Bermuda law is $1,150 million. However, any distribution that results in a reduction of 15% or more of AG Re’s total statutory capital, as set out in its previous year’s financial statements, would require the prior approval of the Bermuda Monetary Authority. Dividends are limited by requirements that the subject company must at all times (i) maintain the minimum solvency margin required under the Insurance Act of 1978 and (ii) have relevant assets in an amount at least equal to 75% of relevant liabilities, both as defined under the Insurance Act of 1978. AG Re, as a Class 3B insurer, is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the Authority an affidavit stating that it will continue to meet the required margins. AG Re declared and paid $54.0 million during Nine Months 2011 to its parent, AGL. AG Re declared and paid $12.0 million in dividends to its parent, AGL, during Nine Months 2010.

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

September 30, 2011

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

The effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, U.K. subsidiaries taxed at the U.K. blended marginal corporate tax rate of 26.5%, and no taxes for the Company’s Bermuda holding company and subsidiaries. For periods subsequent to April 1, 2011, the U.K. corporation tax rate has been reduced to 26%, for periods prior to April 1, 2011 the U.K. corporation tax rate was 28%, resulting in a blended tax rate of 26.5%. Accordingly, the Company’s overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions. In addition, during Third Quarter 2010, a net tax benefit of $55.8 million was recorded by the Company due to the filing of an amended tax return which included the AGMH and Subsidiaries tax group. The amended return filed in September 2010 was for a period prior to the AGMH Acquisition and consequently, the Company no longer has a deferred tax asset related to net operating losses or alternative minimum tax credits associated with the AGMH Acquisition. Instead, the Company has recorded additional deferred tax assets for loss reserves and foreign tax credits and has decreased its liability for uncertain tax positions. The event giving rise to this recognition occurred after the measurement period as defined by acquisition accounting and thus the amount is included in the Third Quarter 2010 net income.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at statutory rates in taxable jurisdictions is presented below:

Effective Tax Rate Reconciliation

	Third Quarter		Nine Months
	2011	2010	2011	2010
	(in millions)
Expected tax provision (benefit) at statutory rates in taxable jurisdictions	$309.7	$65.2	$365.4	$288.7
Tax-exempt interest	(14.4)	(19.4)	(46.0)	(47.8)
True-up from tax return filings	(3.1)	(51.6)	(3.1)	(51.6)
Change in liability for uncertain tax positions	0.4	(8.0)	1.6	(6.4)
Other	2.3	0.8	4.1	1.8
Total provision (benefit) for income taxes	$294.9	$(13.0)	$322.0	$184.7
Effective tax rate	27.9%	(8.5)%	27.3%	21.4%

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

The following table presents pretax income and revenue by jurisdiction for the Third Quarter and Nine Months 2011 and 2010.

Pretax Income (Loss) by Tax Jurisdiction(1)

	Third Quarter		Nine Months
	2011	2010	2011	2010
	(in millions)
United States	$884.8	$186.5	$1,043.7	$824.6
Bermuda	171.1	(34.6)	137.2	37.0
UK	0.1	(0.3)	0.3	0.3
Total	$1,056.0	$151.6	$1,181.2	$861.9

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

Revenue by Tax Jurisdiction(1)

	Third Quarter		Nine Months
	2011	2010	2011	2010
	(in millions)
United States	$1,083.6	$335.6	$1,453.0	$1,232.5
Bermuda	261.5	11.9	287.3	203.8
UK	(0.1)	—	—	—
Total	$1,345.0	$347.5	$1,740.3	$1,436.3

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

Valuation Allowance

As of September 30, 2011 and December 31, 2010, net deferred tax assets for each period presented were $676.2 million and $1,259.1 million, respectively. The deferred tax assets for these periods consist primarily of the book and tax difference in treatment of unearned premium reserves, mark-to-market adjustments for CDS, loss reserves, and FG VIEs offset by net deferred tax liabilities. The decrease in the net deferred tax asset for the nine months ended September 31, 2011 is due primarily to the decrease in the mark-to-market liability for CDS and the deductibility of loss reserves for tax purposes previously deferred. The Company came to the conclusion that it is more likely than not that its net deferred tax asset will be fully realizable after weighing all positive and negative evidence available as required under GAAP. The Company will continue to analyze the need for a valuation allowance on a quarter-to-quarter basis.

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

With respect to a significant portion of the Company’s in-force financial guaranty Assumed Business, due to the downgrade of AG Re to A1, subject to the terms of each policy, the ceding company may have the right to recapture business ceded to AG Re and assets representing substantially all of the statutory unearned premium reserve net of loss reserves (if

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

any) associated with that business. As of September 30, 2011, if this entire amount were recaptured, it would result in a corresponding one-time reduction to net income of approximately $2.7 million. In the case of AGC, one ceding company can recapture its portfolio at the company’s current ratings and, if AGC were downgraded by Moody’s to below Aa3 or by S&P below AA-, an additional portion of its in-force financial guaranty reinsurance business could be recaptured. Subject to the terms of each reinsurance agreement, the ceding company has the right to recapture business ceded to AGC and assets representing substantially all of the statutory unearned premium and loss reserves (if any) associated with that business. As of September 30, 2011, if this entire amount were recaptured, it would result in a corresponding one-time reduction to net income of approximately $11.7 million.

Ceded Business

The Company has Ceded Business to non-affiliated companies to limit its exposure to risk. Under these relationships, the Company cedes a portion of its insured risk in exchange for a premium paid to the reinsurer. The Company remains primarily liable for all risks it directly underwrites and is required to pay all gross claims. It then seeks reimbursement from the reinsurer for its proportionate share of claims. The Company may be exposed to risk for this exposure if it were required to pay the gross claims and not be able to collect ceded claims from an assuming company experiencing financial distress. A number of the financial guaranty insurers to which the Company has ceded par have experienced financial distress and been downgraded by the rating agencies as a result. In addition, state insurance regulators have intervened with respect to some of these insurers. The Company’s ceded contracts generally allow the Company to recapture Ceded Business after certain triggering events, such as reinsurer downgrades. Over the past several years, the Company has entered into several commutations in order to reassume books of business from BIG financial guaranty companies and its other reinsurers. The resulting commutation gains of $0.4 million, $32.2 million and $17.1 million for Third Quarter 2010 and Nine Months 2011 and 2010, respectively, were recorded in other income. While certain Ceded Business has been reassumed, the Company still has significant Ceded Business with third parties. It has not entered into any new ceded reinsurance treaties with non-affiliated companies since 2008.

The effect of the Company’s commutations and cancellations of reinsurance contracts is summarized below.

Net Effect of Commutations and Cancellations

of Reinsurance Contracts

	Third Quarter		Nine Months
	2011	2010	2011	2010
	(in millions)
Increase (decrease) in net unearned premium reserve	$—	$(0.5)	$(20.1)	$59.9
Increase (decrease) in net par	—	4,081	(780)	12,455

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

Direct, assumed, and ceded premium and loss and LAE amounts are presented below.

 Direct, Assumed and Ceded Premium and Loss and LAE

	Third Quarter		Nine Months
	2011	2010	2011	2010
	(in millions)
Premiums Written:
Direct	$36.9	$91.7	$94.3	$287.4
Assumed(1)	(15.3)	(14.1)	(67.2)	(26.0)
Ceded(2)	1.5	(1.4)	5.9	56.8
Net	$23.1	$76.2	$33.0	$318.2
Premiums Earned:
Direct	$226.9	$300.7	$741.8	$936.8
Assumed	4.3	20.6	35.3	57.6
Ceded	(20.1)	(32.6)	(82.0)	(94.0)
Net	$211.1	$288.7	$695.1	$900.4
Loss and LAE:
Direct	$243.8	$107.0	$380.3	$327.2
Assumed	(1.6)	7.2	(7.4)	47.7
Ceded	(27.3)	(3.4)	(59.6)	(67.5)
Net	$214.9	$110.8	$313.3	$307.4

(1)                                  Negative assumed premiums written were due to commutations and changes in expected debt service schedules.

(2)                                  Positive ceded premiums written were due to commutations and changes in expected debt service schedules.

Reinsurer Exposure

In addition to assumed and ceded reinsurance arrangements, the Company may also have exposure to some financial guaranty reinsurers (i.e., monolines) in other areas. Second-to-pay insured par outstanding represents transactions the Company has insured that were previously insured by other monolines. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary insurer. Another area of exposure is in the investment portfolio where the Company holds fixed maturity securities that are wrapped by monolines and whose value may decline based on the rating of the monoline. At September 30, 2011, the Company had $803.9 million of fixed maturity securities in its investment portfolio wrapped by MBIA Insurance Corporation, $596.8 million by Ambac and $57.6 million by other guarantors at fair value.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

Exposure by Reinsurer

	Ratings at November 9, 2011		Par Outstanding as of September 30, 2011
Reinsurer	Moody’s Financial Strength Rating	S&P Financial Strength Rating	Ceded Par Outstanding(3)	Second-to- Pay Insured Par Outstanding	Assumed Par Outstanding
	(dollars in millions)
Radian Asset Assurance Inc.	Ba1	BB-	$20,026	$56	$—
Tokio Marine & Nichido Fire Insurance Co., Ltd.	Aa2(1)	AA-	17,117	—	933
RAM Reinsurance Co. Ltd.	WR(2)	WR	12,067	—	24
Syncora Guarantee Inc.	Ca	WR	4,203	2,197	217
Mitsui Sumitomo Insurance Co. Ltd.	Aa3	AA-	2,416	—	—
ACA Financial Guaranty Corp	NR	WR	856	12	2
Swiss Reinsurance Co.	A1	AA-	507	—	—
Ambac	WR	WR	87	7,551	23,259
CIFG Assurance North America Inc.	WR	WR	69	258	7,077
MBIA Insurance Corporation	B3	B	40	11,598	10,864
Financial Guaranty Insurance Co.	WR	WR	—	3,754	—
Other	Various	Various	1,049	2,001	2,406
Total			$58,437	$27,427	$44,782

(1)                                  The Company has structural collateral agreements satisfying the triple-A credit requirement of S&P and/or Moody’s.

(2)                                  Represents “Withdrawn Rating.”

(3)                                  Includes $5,994  million in ceded par outstanding related to insured credit derivatives.

Amounts Due (To) From Reinsurers

	As of September30, 2011
	Assumed Premium Receivable, net of Commissions	Assumed Expected Loss and LAE	Ceded Expected Loss and LAE
	(in millions)
Radian Asset Assurance Inc.	$—	$—	$25.7
Tokio Marine & Nichido Fire Insurance Co., Ltd.	—	—	88.5
RAM Reinsurance Co. Ltd.	—	—	18.5
Syncora Guarantee Inc.	—	(1.7)	—
Mitsui Sumitomo Insurance Co. Ltd.	—	—	7.1
Swiss Reinsurance Co.	—	—	2.4
Ambac	96.1	(111.2)	—
CIFG Assurance North America Inc.	6.8	—	3.0
MBIA Insurance Corporation	0.2	(16.4)	—
Financial Guaranty Insurance Co.	12.6	(8.4)	—
Total	$115.7	$(137.7)	$145.2

13. Commitments and Contingencies

Legal Proceedings

Litigation

Lawsuits arise in the ordinary course of the Company’s business. It is the opinion of the Company’s management, based upon the information available, that the expected outcome of litigation against the Company, individually or in the aggregate, will not have a material adverse effect on the Company’s financial position or liquidity, although an adverse resolution of litigation against the Company in a quarter or fiscal year could have a material adverse effect on the Company’s

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

results of operations in a particular quarter or fiscal year. In addition, in the ordinary course of their respective businesses, certain of the Company’s subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods. For example, as described in Note 5 (Financial Guaranty Insurance Contracts—Loss Estimation Process—Recovery Litigation), as of the date of this filing, AGC and AGM have filed complaints against certain sponsors and underwriters of RMBS securities that AGC or AGM had insured, alleging, among other claims, that such persons had breached R&W in the transaction documents, failed to cure or repurchase defective loans and/or violated state securities laws. The amounts, if any, the Company will recover in proceedings to recover losses are uncertain, and recoveries, or failure to obtain recoveries, in any one or more of these proceedings during any quarter or fiscal year could be material to the Company’s results of operations in that particular quarter or fiscal year.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

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

14. Long-Term Debt and Credit Facilities

Long-Term Debt Obligations

The principal and carrying values of the Company’s long-term debt were as follows:

Principal and Carrying Amounts of Debt

	As of September 30, 2011		As of December 31, 2010
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS:
7.0% Senior Notes	$200.0	$197.6	$200.0	$197.6
8.50% Senior Notes	172.5	171.8	172.5	171.0
Series A Enhanced Junior Subordinated Debentures	150.0	149.8	150.0	149.8
Total AGUS	522.5	519.2	522.5	518.4
AGMH:
6 7/8% QUIBS	100.0	67.3	100.0	67.0
6.25% Notes	230.0	135.7	230.0	135.0
5.60% Notes	100.0	53.4	100.0	53.0
Junior Subordinated Debentures	300.0	156.8	300.0	152.5
Total AGMH	730.0	413.2	730.0	407.5
AGM:
Notes Payable	102.4	109.3	119.3	127.0
Total AGM	102.4	109.3	119.3	127.0
Total	$1,354.9	$1,041.7	$1,371.8	$1,052.9

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

Recourse Credit Facilities

2006 Credit Facility

On November 6, 2006, AGL and certain of its subsidiaries entered into a $300.0 million, five-year unsecured revolving credit facility (the “2006 Credit Facility”) with a syndicate of banks. Under the 2006 Credit Facility, each of AGC, AGUK, AGRO and AGL was entitled to request the banks to make loans to such borrower or to request that letters of credit be issued for the account of such borrower. As of September 30, 2011 and December 31, 2010, Assured Guaranty was in compliance with all of the financial covenants under the 2006 Credit Facility.  As of September 30, 2011, no amounts were outstanding under this facility nor had there been any borrowings during the life of the 2006 Credit Facility.  Letters of credit totaling approximately $2.9 million remained outstanding as of September 30, 2011 and December 31, 2010, respectively. The Company obtained the letters of credit in connection with entering into a lease for new office space in 2008, which space was subsequently sublet.  The 2006 Credit Facility expired on November 6, 2011.  The Company has determined it has sufficient liquidity and decided not to enter into a new revolving credit facility at this time.

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

AIG International Group, Inc. is one entity that has acted as equity payment undertaker in a number of transactions in which AGM acted as strip coverage provider. AIG was downgraded in the third quarter of 2008 and AGM was downgraded by Moody’s in the fourth quarter of 2008. As a result of those downgrades, as of September 30, 2011, 45 leveraged lease transactions in which AGM acts as strip coverage provider were breaching either a ratings trigger related to AIG or a ratings trigger related to AGM. For such 45 leveraged lease transactions, if early termination of the leases were to occur and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $1.1 billion as of September 30, 2011. If AGM were

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

downgraded to A+ by S&P or A1 by Moody’s, as of September 30, 2011, another 26 leveraged lease transactions in which AGM acts as strip coverage provider would be affected. For such 26 leveraged lease transactions, if early termination of the leases were to occur and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of an additional approximately $1.0 billion as of September 30, 2011. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM guaranty. It is difficult to determine the probability that the Company will have to pay strip provider claims or the likely aggregate amount of such claims. At September 30, 2011, approximately $0.6 billion of cumulative strip par exposure had been terminated on a consensual basis. The consensual terminations have resulted in no claims on AGM.

On July 1, 2009, AGM and DCL, acting through its New York Branch (“Dexia Crédit Local (NY)”), entered into a credit facility (the “Strip Coverage Facility”). Under the Strip Coverage Facility, Dexia Crédit Local (NY) agreed to make loans to AGM to finance all draws made by lessors on AGM strip policies that were outstanding as of November 13, 2008, up to the commitment amount. The commitment amount of the Strip Coverage Facility was $1 billion at closing of the AGMH Acquisition but is scheduled to amortize over time. As of September 30, 2011, the maximum commitment amount of the Strip Coverage Facility has amortized to $984.5 million. It may also be reduced in 2014 to $750 million, if AGM does not have a specified consolidated net worth at that time.

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

As of September 30, 2011 and December 31, 2010, no amounts were outstanding under this facility, nor have there been any borrowings during the life of this facility.

Under the Strip Coverage Facility, AGM covenants to deliver GAAP-compliant quarterly financial statements for itself and its consolidated subsidiaries within 60 days after the end of each fiscal quarter or 115 days after the end of the fiscal year.  Neither the failure to deliver financial statements on time nor the failure to deliver GAAP-compliant financials is an event of default, but would be a covenant breach that, until cured, would prevent AGM from borrowing under the Strip Coverage Facility.  In addition, the failure to deliver financial statements that present fairly the financial condition of AGM and its consolidated subsidiaries is a breach of representation and warranty that would prevent AGM from borrowing under the Strip Coverage Facility. However, if such financial statements are restated so as to make them present fairly the financial condition of AGM and its consolidated subsidiaries and AGM delivers such restated financial statements to Dexia, then AGM could resume borrowing. The Company anticipates that AGM would be able to borrow again by December 2011, and does not anticipate that AGM would have any need to borrow under the Strip Coverage Facility prior to that time.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral.

As of September 30, 2011 and December 31, 2010, no amounts were outstanding under this facility nor have there been any borrowings during the life of this facility.

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

As of September 30, 2011 and December 31, 2010, no amounts were outstanding under this facility nor have there been any borrowings during the life of this facility.

Committed Capital Securities

On April 8, 2005, AGC entered into separate agreements (the “Put Agreements”) with four custodial trusts (each, a “Custodial Trust”) pursuant to which AGC may, at its option, cause each of the Custodial Trusts to purchase up to $50.0 million of perpetual preferred stock of AGC (the “AGC Preferred Stock”). The custodial trusts were created as a vehicle for providing capital support to AGC by allowing AGC to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put option. If the put options were exercised, AGC would receive $200.0 million in return for the issuance of its own perpetual preferred stock, the proceeds of which may be used for any purpose, including the payment of claims. The put options have not been exercised through the date of this filing. Initially, all of AGC CCS were issued to a special purpose pass-through trust (the “Pass-Through Trust”). The Pass-Through Trust was dissolved in April 2008, and the AGC CCS were distributed to the holders of the Pass-Through Trust’s securities. Neither the Pass-Through Trust nor the custodial trusts are consolidated in the Company’s financial statements.

Income distributions on the Pass-Through Trust Securities and AGC CCS were equal to an annualized rate of one-month LIBOR plus 110 basis points for all periods ending on or prior to April 8, 2008. Following dissolution of the Pass-Through Trust, distributions on the AGC CCS are determined pursuant to an auction process. On April 7, 2008 this auction process failed, thereby increasing the annualized rate on the AGC CCS to one-month LIBOR plus 250 basis points. Distributions on the AGC preferred stock will be determined pursuant to the same process.

In June 2003, $200.0 million of “AGM CPS Securities”, money market preferred trust securities, were issued by trusts created for the primary purpose of issuing the AGM CPS Securities, investing the proceeds in high-quality commercial paper and selling put options to AGM, allowing AGM to issue the trusts non-cumulative redeemable perpetual preferred stock (the “AGM Preferred Stock”) of AGM in exchange for cash. There are four trusts, each with an initial aggregate face amount of $50 million. These trusts hold auctions every 28 days, at which time investors submit bid orders to purchase AGM CPS Securities. If AGM were to exercise a put option, the applicable trust would transfer the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, to AGM in exchange for AGM Preferred Stock. AGM pays a floating put premium to the trusts, which represents the difference between the commercial paper yield and the winning auction rate (plus all fees and expenses of the trust). If an auction does not attract sufficient clearing bids, however, the auction rate is subject to a maximum rate of one-month LIBOR plus 200 basis points for the next succeeding distribution period. Beginning in August 2007, the AGM CPS Securities required the maximum rate for each of the relevant trusts. AGM continues to have the ability to exercise its put option and cause the related trusts to purchase AGM Preferred Stock. The trusts provide AGM access to new capital at its sole discretion through the exercise of the put options. The Company does not consider itself to be the primary beneficiary of the trusts because it does not retain the majority of the residual benefits or expected losses.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

Committed Capital Securities

Fair Value Gain (Loss)

	Third Quarter		Nine Months
	2011	2010	2011	2010
	(in millions)
AGC CCS	$0.7	$(2.2)	$1.3	$5.1
AGM CPS	1.7	(3.3)	2.2	0.7

15. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Third Quarter		Nine Months
	2011	2010	2011	2010
	(in millions, except per share amounts)
		(restated)		(restated)
Basic earnings per share:
Net income (loss)	$761.2	$164.6	$859.2	$677.2
Less: Distributed and undistributed income (loss) available to nonvested shareholders	0.4	0.3	0.5	1.3
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries	$760.8	$164.3	$858.7	$675.9
Basic shares	183.2	183.7	183.7	184.0
Basic earnings per share	$4.15	$0.89	$4.67	$3.67
Diluted earnings per share:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries	$760.8	$164.3	$858.7	$675.9
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	—	—		—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries	$760.8	$164.3	$858.7	$675.9
Basic shares	183.2	183.7	183.7	184.0
Effect of dilutive securities:
Options and restricted stock awards	0.8	0.8	0.9	0.9
Equity units	—	2.8	1.7	4.0
Diluted shares	184.0	187.3	186.3	188.9
Diluted earnings per share	$4.13	$0.88	$4.61	$3.58
Potentially dilutive securities excluded from computation of earnings per share because of antidilutive effect	3.5	4.7	3.4	3.2

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

16. Shareholders’ Equity

On August 4, 2010, the Company’s Board of Directors approved a new share repurchase program for up to 2.0 million common shares. In August 2011, the Company paid $23.3 million to repurchase 2.0 million common shares.

In August 2011, the Chief Executive Officer and the General Counsel of the Company elected to invest a portion of their accounts under the Company’s supplemental employee retirement plan (“SERP”) in 138,375 units in the employer stock fund in the SERP. Each unit in the employer stock fund represents the right to receive one AGL common share upon a distribution from the SERP. The 138,375 units equals the number of AGL common shares which could have been purchased with the value of the account deemed invested in the employer stock fund as of the date of such election. The election to invest in the employer stock fund is irrevocable (i.e., any portion of a SERP account allocated to the employer stock fund and invested in units shall remain allocated to the employer stock fund until the participant receives a distribution from SERP).  At the same time such investment elections were made, in August 2011, the Company purchased 138,375 AGL common shares and placed such shares in trust to be distributed to the Chief Executive Officer and the General Counsel upon a distribution from the SERP in settlement of their units invested in the employer stock fund. The Company recorded the purchase of such shares in “deferred equity compensation” account in the consolidated balance sheet.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

17. Subsidiary Information

The following tables present the condensed consolidating financial information for AGMH and AGUS, which have issued publicly traded debt securities that are fully and unconditionally guaranteed by AGL. The information for AGMH and AGUS presents its subsidiaries on the equity method of accounting.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2011

(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Assets
Total investment portfolio and cash	$12.3	$28.6	$54.9	$11,340.0	$—	$11,435.8
Investment in subsidiaries	4,742.5	3,835.6	2,748.2	3,360.3	(14,686.6)	—
Premiums receivable, net of ceding commissions payable	—	—	—	1,110.1	(123.0)	987.1
Ceded unearned premium reserve	—	—	—	1,759.2	(1,011.7)	747.5
Deferred acquisition costs	—	—	—	326.1	(95.1)	231.0
Reinsurance recoverable on unpaid losses	—	—	—	183.5	(135.5)	48.0
Credit derivative assets	—	—	—	526.5	(59.3)	467.2
Deferred tax asset, net	—	14.3	(77.4)	746.8	(7.5)	676.2
Intercompany receivable	—	—	—	300.0	(300.0)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	3,005.4	—	3,005.4
Other assets(1)	21.5	10.0	23.0	871.7	(119.4)	806.8
Total assets	$4,776.3	$3,888.5	$2,748.7	$23,529.6	$(16,538.1)	$18,405.0
Liabilities and shareholders’ equity
Unearned premium reserves	$—	$—	$—	$7,071.2	$(959.4)	$6,111.8
Loss and LAE reserve	—	—	—	828.8	(158.1)	670.7
Long-term debt	—	519.2	413.2	109.3	—	1,041.7
Intercompany payable	—	—	—	300.0	(300.0)	—
Credit derivative liabilities	—	0.2	—	1,554.4	(59.3)	1,495.3
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	3,708.6	—	3,708.6
Other liabilities(2)	9.6	8.8	23.1	797.6	(228.9)	610.2
Total liabilities	9.6	528.2	436.3	14,369.9	(1,705.7)	13,638.3
Total shareholders’ equity	4,766.7	3,360.3	2,312.4	9,159.7	(14,832.4)	4,766.7
Total liabilities and shareholders’ equity	$4,776.3	$3,888.5	$2,748.7	$23,529.6	$(16,538.1)	$18,405.0

(1)                                  Includes salvage and subrogation recoverable, current income tax receivable and other assets.

(2)                                  Includes reinsurance balances payable, net and other liabilities.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Revenues
Net earned premiums	$—	$—	$—	$208.6	$2.5	$211.1
Net investment income	—	—	0.2	97.1	(3.8)	93.5
Net realized investment gains (losses)	—	—	—	(11.1)	—	(11.1)
Net change in fair value of credit derivatives:
Realized gains and other settlements	—	—	—	0.5	—	0.5
Net unrealized gains (losses)	—	—	—	1,155.4	—	1,155.4
Net change in fair value of credit derivatives	—	—	—	1,155.9	—	1,155.9
Equity in earnings of subsidiaries	765.9	586.7	17.1	580.2	(1,949.9)	—
Other income(1)	—	—	—	(103.8)	(0.6)	(104.4)
Total revenues	765.9	586.7	17.3	1,926.9	(1,951.8)	1,345.0
Expenses
Loss and LAE	—	—	—	219.3	(4.4)	214.9
Amortization of deferred acquisition costs	—	—	—	11.4	(4.1)	7.3
Interest expense	—	9.8	13.4	5.5	(3.8)	24.9
Other operating expenses	4.7	0.2	0.2	40.0	(3.2)	41.9
Total expenses	4.7	10.0	13.6	276.2	(15.5)	289.0
Income (loss) before income taxes	761.2	576.7	3.7	1,650.7	(1,936.3)	1,056.0
Total provision (benefit) for income taxes	—	(3.5)	(4.7)	296.8	6.2	294.8
Net income (loss)	$761.2	$580.2	$8.4	$1,353.9	$(1,942.5)	$761.2

(1)                                  Includes fair value gain (loss) on CCS, net change in fair value of FG VIEs and other income.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010

(in millions)

(Restated)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Revenues
Net earned premiums	$—	$—	$—	$284.2	$4.5	$288.7
Net investment income	—	—	0.1	89.2	(3.7)	85.6
Net realized investment gains (losses)	—	—	—	(2.6)	0.2	(2.4)
Net change in fair value of credit derivatives:
Realized gains and other settlements	—	—	—	52.4	—	52.4
Net unrealized gains (losses)	—	—	—	(276.4)	—	(276.4)
Net change in fair value of credit derivatives	—	—	—	(224.0)	—	(224.0)
Equity in earnings of subsidiaries	169.7	188.8	286.5	182.3	(827.3)	—
Other income(1)	—	—	—	200.0	(0.4)	199.6
Total revenues	169.7	188.8	286.6	529.1	(826.7)	347.5
Expenses
Loss and LAE	—	—	—	110.5	0.3	110.8
Amortization of deferred acquisition costs	—	—	—	11.5	(3.5)	8.0
Interest expense	—	9.9	13.4	5.3	(3.7)	24.9
Other operating expenses	5.1	0.1	0.6	48.3	(1.9)	52.2
Total expenses	5.1	10.0	14.0	175.6	(8.8)	195.9
Income (loss) before income taxes	164.6	178.8	272.6	353.5	(817.9)	151.6
Total provision (benefit) for income taxes	—	(3.5)	(6.6)	(15.5)	12.6	(13.0)
Net income (loss)	$164.6	$182.3	$279.2	$369.0	$(830.5)	$164.6

(1)                                  Includes fair value gain (loss) on CCS, net change in fair value of FG VIEs and other income.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Revenues
Net earned premiums	$—	$—	$—	$687.5	$7.6	$695.1
Net investment income	—	—	0.5	301.5	(11.3)	290.7
Net realized investment gains (losses)	—	—	—	(13.4)	—	(13.4)
Net change in fair value of credit derivatives:
Realized gains and other settlements	—	—	—	25.1	—	25.1
Net unrealized gains (losses)	—	—	—	829.8	—	829.8
Net change in fair value of credit derivatives	—	—	—	854.9	—	854.9
Equity in earnings of subsidiaries	877.7	717.9	357.0	698.4	(2,651.0)	—
Other income(1)	—	—	—	(84.9)	(2.1)	(87.0)
Total revenues	877.7	717.9	357.5	2,444.0	(2,656.8)	1,740.3
Expenses
Loss and LAE	—	—	—	314.5	(1.2)	313.3
Amortization of deferred acquisition costs	—	—	—	39.6	(15.4)	24.2
Interest expense	—	29.5	40.2	16.0	(11.3)	74.4
Other operating expenses	18.5	0.5	0.9	132.2	(4.9)	147.2
Total expenses	18.5	30.0	41.1	502.3	(32.8)	559.1
Income (loss) before income taxes	859.2	687.9	316.4	1,941.7	(2,624.0)	1,181.2
Total provision (benefit) for income taxes	—	(10.5)	(14.2)	336.8	9.9	322.0
Net income (loss)	$859.2	$698.4	$330.6	$1,604.9	$(2,633.9)	$859.2

(1)                                  Includes fair value gain (loss) on CCS, net change in fair value of FG VIEs and other income.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(in millions)

(Restated)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Revenues
Net earned premiums	$—	$—	$—	$886.2	$14.2	$900.4
Net investment income	—	—	0.3	271.7	(11.2)	260.8
Net realized investment gains (losses)	—	—	—	(5.7)	4.3	(1.4)
Net change in fair value of credit derivatives:
Realized gains and other settlements	—	—	—	117.5	—	117.5
Net unrealized gains (losses)	—	—	—	10.8	—	10.8
Net change in fair value of credit derivatives	—	—	—	128.3	—	128.3
Equity in earnings of subsidiaries	696.4	623.1	573.8	602.0	(2,495.3)	—
Other income(1)	—	—	—	148.7	(0.5)	148.2
Total revenues	696.4	623.1	574.1	2,031.2	(2,488.5)	1,436.3
Expenses
Loss and LAE	—	—	—	305.0	2.4	307.4
Amortization of deferred acquisition costs	—	—	—	31.4	(8.3)	23.1
Interest expense	—	29.5	40.2	16.4	(11.2)	74.9
Other operating expenses(2)	19.2	2.9	1.8	147.6	(2.5)	169.0
Total expenses	19.2	32.4	42.0	500.4	(19.6)	574.4
Income (loss) before income taxes	677.2	590.7	532.1	1,530.8	(2,468.9)	861.9
Total provision (benefit) for income taxes	—	(11.3)	(16.2)	189.4	22.8	184.7
Net income (loss)	$677.2	$602.0	$548.3	$1,341.4	$(2,491.7)	$677.2

(1)                                  Includes fair value gain (loss) on CCS, net change in fair value of FG VIEs and other income.

(2)                                  Includes AGMH acquisition-related expenses and other operating expenses.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$40.6	$12.9	$(33.6)	$655.1	$(74.0)	$601.0
Cash flows from investing activities
Fixed maturity securities:
Purchases	—	—	(3.3)	(1,784.7)	—	(1,788.0)
Sales	—	—	—	848.4	—	848.4
Maturities	—	—	0.5	502.4	—	502.9
Sales (purchases) of short-term investments, net	10.2	(23.6)	(2.6)	198.4	—	182.4
Net proceeds from financial guaranty variable entities’ assets	—	—	—	598.2	—	598.2
Investment in subsidiary	—	—	25.0	—	(25.0)	—
Other	—	—	14.0	—	—	14.0
Net cash flows used in investing activities	10.2	(23.6)	33.6	362.7	(25.0)	357.9
Cash flows from financing activities
Return of capital	—	—	—	(25.0)	25.0	—
Dividends paid	(24.8)	—	—	(74.0)	74.0	(24.8)
Repurchases of common stock	(23.3)	—	—	—	—	(23.3)
Share activity under option and incentive plans	(2.7)	—	—	—	—	(2.7)
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(830.1)	—	(830.1)
Issuance of debt	—	—	—	—	—	—
Payment of long-term debt	—	—	—	(16.9)	—	(16.9)
Net cash flows provided by (used in) financing activities	(50.8)	—	—	(946.0)	99.0	(897.8)
Effect of exchange rate changes	—	—	—	3.8	—	3.8
Increase (decrease) in cash	(0.0)	(10.7)	—	75.6	—	64.9
Cash at beginning of period	—	13.0	—	95.4	—	108.4
Cash at end of period	$(0.0)	$2.3	$—	$171.0	$—	$173.3

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2011

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(in millions)

(Restated)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$7.1	$14.4	$(32.2)	$(41.6)	$(52.0)	$(104.3)
Cash flows from investing activities
Fixed maturity securities:
Purchases	—	—	(14.9)	(1,913.8)	—	(1,928.7)
Sales	—	—	—	835.7	—	835.7
Maturities	—	—	5.6	724.0	—	729.6
Sales (purchases) of short-term investments, net	30.5	(14.5)	16.5	698.7	—	731.2
Net proceeds from financial guaranty variable entities’ assets	—	—	—	323.6	—	323.6
Investment in subsidiary	—	—	25.0	—	(25.0)	—
Other	—	—	—	15.7	—	15.7
Net cash flows used in investing activities	30.5	(14.5)	32.2	683.9	(25.0)	707.1
Cash flows from financing activities
Return of capital	—	—	—	(25.0)	25.0	—
Dividends paid	(24.9)	—	—	(52.0)	52.0	(24.9)
Repurchases of common stock	(10.5)	—	—	—	—	(10.5)
Share activity under option and incentive plans	(2.2)	—	—	—	—	(2.2)
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(497.3)	—	(497.3)
Issuance of debt	—	—	—	—	—	—
Payment of long-term debt	—	—	—	(16.1)	—	(16.1)
Net cash flows provided by (used in) financing activities	(37.6)	—	—	(590.4)	77.0	(551.0)
Effect of exchange rate changes	—	—	—	(1.5)	—	(1.5)
Increase (decrease) in cash	—	(0.1)	—	50.4	—	50.3
Cash at beginning of period	—	0.1	—	44.0	—	44.1
Cash at end of period	$—	$—	$—	$94.4	$—	$94.4

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

If one or more of these or other risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, actual results may vary materially from what the Company projected. Any forward looking statements in this Form 10-Q reflect the Company’s current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to its operations, results of operations, growth strategy and liquidity.

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

Executive Summary

This executive summary of Management’s Discussion and Analysis highlights selected information and may not contain all of the information that is important to readers of this Quarterly Report. For a complete description of events, trends and uncertainties, as well as the capital, liquidity, credit, operational and market risks and the critical accounting policies and estimates affecting the Company, this Quarterly Report should be read in its entirety and in addition to Assured Guaranty’s Annual Report on Form 10-K (the “Original 10-K”), as amended by Amendment No. on Form 10-K/A. Financial information in Management’s Discussion and Analysis has been restated as described in Note 2, Restatement of Previously Issued Financial Statements, of the Financial Statements. The restatement related primarily to the correction of errors in the elimination of intercompany transactions between the Company’s insurance subsidiaries and the consolidated financial guaranty variable interest entities (“FG VIEs”). The restatement resulted in a decrease to net income of $16.3 million in the three-month period ended September 30, 2010 (“Third Quarter 2010”) and $29.2 million in the nine-month period ended September 30, 2010 (“Nine Months 2010”) from amounts previously reported in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010. The restatement resulted in a decrease to equity of $65.3 million as of December 31, 2010.

Business Overview

Assured Guaranty provides, through its operating subsidiaries, credit protection products to the United States (“U.S.”) and international public finance, infrastructure and structured finance markets. The Company has applied its credit underwriting judgment, risk management skills and capital markets experience to develop insurance, reinsurance and credit derivative products that protect holders of debt instruments and other monetary obligations from defaults in scheduled payments, including scheduled interest and principal payments. Financial guaranty contracts written in insurance form provide an unconditional and irrevocable guaranty that protects the holder of a financial obligation against non-payment of principal and interest when due. Financial guaranty contracts written in credit derivative form (typically CDS) are generally structured such that the circumstances giving rise to the Company’s obligation to make loss payments are similar to those for financial guaranty contracts accounted for as insurance and only occurs upon one or more defined credit events with respect to one or more third-party referenced securities or loans.

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

New issuance in the U.S. and international public finance sectors has not returned to historic levels, and the market for financial guaranty insurance has been hampered by ratings actions and municipal rating recalibrations, as well as reduced new issuance volume. In particular, the U.S. public finance market new issue volume for the first nine months of 2011 was $188.0 billion, down 37% from the same period in 2010. The factors contributing to this decline include:

•      Municipal issuance in 2010 was a record of $430.8 billion as issuers were seeking to take advantage of the expiring Build America Bonds program.

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

A downgrade by Moody’s Investor Services, Inc. (“Moody’s”) or Standard and Poor’s Ratings Services (“S&P”) of the financial strength ratings of the Company’s insurance subsidiaries may have a negative impact on the Company’s liquidity. A downgrade may trigger (1) increased claims on some of the Company’s insurance policies, in certain cases, on a more accelerated basis than when the original transaction closed; or (2) termination payments or collateral posting under CDS contracts. A downgrade in the financial strength ratings may also enable beneficiaries of the Company’s policies to cancel the credit protection offered by the Company and cease paying premium. A downgrade may also enable primary insurance companies that had ceded business to the Company to recapture a significant portion of its in-force financial guaranty reinsurance business.

In 2011, the Company is focusing on three principal areas that are critical to Assured Guaranty’s future growth and business potential. Those areas are:

•                 S&P’s new bond insurance rating criteria.

•                 Loss mitigation, including the pursuit of recoveries for breaches of representations and warranties and efforts to improve servicing.

•                 New business development.

Standard and Poor’s Ratings Services Bond Insurer Criteria

The most recent rating action by S&P on AGL and its subsidiaries took place on September 27, 2011, when S&P published a Research Update in which it placed its ratings of Assured Guaranty on CreditWatch Negative.  This action included changing the financial strength ratings of AGC and AGM from AA+ (Negative Outlook) to AA+ (CreditWatch Negative), and the AA (Negative Outlook) rating of AG Re to AA (CreditWatch Negative), signifying that S&P may downgrade such financial strength ratings in the near future.  In the Research Update, S&P stated that the CreditWatch placement is due to significant concentration risk in Assured Guaranty’s consolidated insured portfolio; the portfolio contains exposures that are not consistent with S&P’s new bond insurance rating criteria and breach the “largest obligor test” in such new criteria.  The largest obligor test appears to have the effect of significantly reducing Assured Guaranty’s allowed single risk limits and limiting its financial strength rating level.  S&P published updated criteria in Bond Insurance Rating Methodology and Assumptions on August 25, 2011, subsequent to its publication of Request for Comment: Bond Insurance Criteria on January 24, 2011.  According to S&P, based on statements from Assured Guaranty’s management that Assured Guaranty intends to take action such as create capital or utilize additional forms of reinsurance to mitigate these concentration risks, it is likely such actions, if taken, would support financial strength ratings in the “AA” category.  S&P noted that it expects to resolve this CreditWatch placement no later than November 30, 2011.  The Company is considering transactions that are designed to create capital and/or mitigate its concentration risks but can give no assurance that it will be able to complete the transactions at all or on terms that are acceptable.  If it cannot do so, S&P may downgrade the financial strength ratings of AGL and its subsidiaries, which downgrade may have an adverse impact on the Company’s financial condition, results of operation, liquidity, business prospects or other aspects of the Company’s business and on its insured portfolio. See Notes 5, 7 and 12 of the Financial Statements for the potential impact of a financial strength rating downgrade on the Company and on the insured portfolio. Since S&P’s January 2011 announcement that it planned to change its rating criteria, the Company has been pursuing strategies to improve its rating agency capital position. Such strategies include:

•                 Negotiating comprehensive agreements with representations and warranties (“R&W”) providers, such as the Bank of America Agreement consummated on April 14, 2011. See “Loss Mitigation” below.

•                 Agreeing to terminate contracts under which the Company sells credit protection. Through September 30, 2011, the Company agreed to terminate CDS with net par of $9.5 billion, resulting in  $2.6 million in revenues in the three-month period ended September 30, 2011 (“Third Quarter 2011”) and net revenues of $1.7 million in the nine-month period ended September 30, 2011 (“Nine Months 2011”).

•                 Commuting reinsurance contracts. In Nine Months 2011, the Company cancelled an assumed reinsurance contract for a gain of $8.1 million and cancelled a ceded reinsurance contract for a gain of $24.1 million. In Nine Months 2010, the Company reassumed previously ceded business resulting in gains of $17.1 million.

•                 Purchasing securities insured by the Company. In 2011, the Company purchased additional insured securities bringing the September 30, 2011 carrying value of assets purchased for loss mitigation purposes to $411.1 million, with a par of $1,338.5 million.

Loss Mitigation

On April 14, 2011, Assured Guaranty reached a comprehensive agreement with Bank of America Corporation and its subsidiaries, including Countrywide Financial Corporation and its subsidiaries (collectively, “Bank of America”), regarding their liabilities with respect to 29 RMBS transactions insured by Assured Guaranty, including claims relating to reimbursement for breaches of R&W and historical loan servicing issues (“Bank of America Agreement”). Of the 29 RMBS transactions, eight are second lien transactions and 21 are first lien transactions. The Bank of America Agreement covers Bank of America-sponsored securitizations that AGM or AGC has insured, as well as certain other securitizations containing concentrations of Countrywide-originated loans that AGM or AGC has insured. The transactions covered by the Bank of America Agreement have a gross par outstanding of $4.6 billion ($4.2 billion net par outstanding) as of September 30, 2011, or 28% of Assured Guaranty’s total below-investment-grade (“BIG”) RMBS net par outstanding.

Bank of America paid $985.4 million in Nine Months 2011 in respect of covered second lien transactions and is obligated to pay another $114.6 million by March 2012. In consideration of the $1.1 billion, the Company has agreed to release its claims for the repurchase of mortgage loans underlying the eight second lien transactions (i.e. Assured Guaranty will retain the risk of future insured losses without further offset for R&W claims against Bank of America).

In addition, Bank of America will reimburse Assured Guaranty 80% of claims Assured Guaranty pays on the 21 first lien transactions, until aggregate collateral losses on such RMBS transactions reach $6.6 billion. The Company accounts for the 80% loss sharing agreement with Bank of America as subrogation. As the Company calculates expected losses for these 21 first lien transactions, such expected losses will be offset by an R&W benefit from Bank of America for 80% of these amounts. As of September 30, 2011, Bank of America had placed approximately $965.0 million of eligible assets in trust in order to collateralize the reimbursement obligation relating to the first lien transactions. The amount of assets required to be posted may increase or decrease from time to time, as determined by rating agency requirements. As of September 30, 2011, the Company’s estimate of expected R&W recoveries for the first lien transactions covered under the Bank of America Agreement was $615.1 million. As of September 30, 2011, cumulative collateral losses on the 21 first lien RMBS transactions were approximately $1.8 billion. The Company estimates that cumulative projected collateral losses for these first lien transactions will reach $4.9 billion, which will result in estimated gross expected losses to the Company of $811.5 million before considering R&W recoveries from Bank of America, and $162.3 million after considering such R&W recoveries. As of September 30, 2011, the Company had been reimbursed $34.1 million in respect of the covered first lien transactions under the Bank of America Agreement.

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

The Company believes the Bank of America Agreement was a significant step in the effort to recover U.S. RMBS losses the Company experienced resulting from breaches of R&W. The Company is continuing to pursue other representation and warranty providers for U.S. RMBS transactions it has insured. See “Recovery Litigation” in Note 5, Financial Guaranty Insurance Contracts, of the Financial Statements for a discussion of the litigation proceedings the Company has initiated against other R&W providers.

New Business Development

Management believes that the Company is able to provide value not only by insuring the timely payment of scheduled interest and principal amounts when due, but also through its underwriting skills and surveillance capabilities, particularly with regard to the U.S. public finance market. Few individual or even institutional investors have the analytic resources to cover all the various local governmental units in that market, which are estimated to number more than 85,000. Through its financial guaranty, the Company undertakes the tasks of credit selection, analysis, negotiation of terms, monitoring and, if necessary, remediation. Management believes this allows retail investors to participate more widely, institutional investors to operate more efficiently and smaller, less well-known issuers to gain market access on a more cost-effective basis. In Third Quarter 2011, based on par, the Company insured approximately 16.9% of new U.S. municipal issues that were $25 million or less in size across all rating categories.

New Business Production

	Third Quarter		Nine Months
	2011	2010	2011	2010
	(dollars in millions)
Present Value of New Business Production (“PVP”)
Public Finance—U.S.
Primary Markets	$33.7	$74.7	$96.4	$207.8
Secondary Markets	5.9	9.8	22.0	32.4
Public Finance—non-U.S.
Primary Markets	—	—	—	—
Secondary Markets	—	—	—	0.7
Structured Finance—U.S.	11.2	3.7	29.6	13.9
Structured Finance—non-U.S.	—	0.7	7.2	2.8
Total PVP	$50.8	$88.9	$155.2	$257.6

Gross Par Written	$4,608	$7,426	$11,300	$22,875

PVP represents the present value of estimated future earnings primarily on new financial guaranty contracts written in the period, before consideration of cessions to reinsurers. Third Quarter 2011 PVP of $50.8 million consists of $39.6 million in U.S. public finance PVP and $11.2 million in structured finance PVP. New business production in the U.S. public finance market represents third quarter 2011 market penetration of 13.3%, based on new issue transactions and 5.7%, based on the amount of new issue par sold.  Between July 2011 and September 2011, the Company’s penetration in the U.S. public finance market increased from 11.0% to 15.3% based on new issue transactions and from 3.2% to 7.3% based on new issue par. The improvement in penetration within Third Quarter is significant because it demonstrates the continued demand for our product.  Structured finance PVP in Third Quarter 2011 was more than double PVP in Third Quarter 2010.

Third Quarter and Nine Months 2011 PVP reflect the smaller new-issue market for U.S. municipal bonds as compared with 2010, as well as ratings uncertainty created by S&P’s new bond insurance criteria.   The Company reported U.S. public finance PVP of $84.5 million for Third Quarter 2010 and $240.2 million for Nine Months 2010. New issuances in the U.S. municipal market declined as municipalities reduced borrowing in the current environment.

Municipal Market Data

	Nine Months		Year Ended December 31,
	2011		2010
	Par	Number of Issues	Par	Number of Issues
	(dollars in billions, except number of issues)
New municipal bonds issued	$188.0	7,231	$430.8	13,594
Insured by all financial guarantors	10.5	883	26.8	1,697
Insured by AGC and AGM	10.5	883	26.8	1,697
Issued under Build America Bonds program	—	—	117.3	1,567
Insured under Build America Bonds program by AGC and AGM	—	—	4.7	153

Financial Performance

The table below presents selected financial data for the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Reported Financial Results

	Third Quarter		Nine Months
	2011	2010	2011	2010
	(dollars in millions, except per share amounts)
Net earned premiums	$211.1	$288.7	$695.1	$900.4
Net investment income	93.5	85.6	290.7	260.8
Realized gains and other settlements on credit derivatives	0.5	52.4	25.1	117.5
Net unrealized gains (losses) on credit derivatives	1,155.4	(276.4)	829.8	10.8
Net change in fair value of financial guaranty variable interest entities	(99.2)	171.3	(153.9)	135.0
Loss and loss adjustment expenses	(214.9)	(110.8)	(313.3)	(307.4)
Other operating expenses	(41.9)	(52.2)	(147.2)	(162.2)
Net income	761.2	164.6	859.2	677.2

Diluted earnings per share	4.13	0.88	4.61	3.58

Third Quarter 2011 net income was driven primarily by fair value gains on credit derivatives. Fair value gains on credit derivatives resulted primarily from the widening of AGC credit spreads and was concentrated in the first lien U.S. RMBS sector. Net investment income increased due to a shift from the short term portfolio to longer-term assets and increased invested assets largely due to cash received under the Bank of America Agreement. Scheduled net earned premiums and credit derivative fees in Third Quarter 2011 were consistent with the expected scheduled amortization of deferred premium revenue. The decline in the structured finance in-force book of business was the primary driver of the decline from 2010 to 2011. Loss and loss adjustment expenses (“LAE”) in Third Quarter 2011 included the effect of lower risk-free rates used to discount expected losses, offset in part by higher R&W benefits for certain transactions. Third Quarter 2010 included a $55.8 million tax benefit related to an amended Assured Guaranty Municipal Holdings Inc. (“AGMH”) tax filing related to a period prior to the acquisition of AGMH on July 1, 2009 (“AGMH Acquisition”).

For Nine Months 2011, net income also includes significant fair value gains on credit derivatives. The increase in unrealized gains on credit derivatives from 2010 to 2011 is a result of the effect of AGC’s credit spread widening since year-end 2010 offset by a refinement in assumptions in the three-months period ended March 31, 2011 (“First Quarter 2011”). In 2011 the Company entered into agreements for the recovery of certain R-W benefits and as such, the Company’s credit derivative valuation now reflects a benefit for these amounts. Nine Months 2011 commutation gains on financial guaranty insurance contracts accounted for as insurance amounted to $32.2 million, compared with $17.1 million for Nine Months 2010. Changes in net investment income and net earned premiums between Nine Months 2011 and 2010 are caused by the same factors described above for Third Quarter 2011. Loss and LAE for Nine Months 2011 benefited significantly from increased R&W estimates as a result of the Bank of America Agreement and for other transactions where potential recoveries may be higher due to settlements. Approximately $439.0 million in pretax income was generated by the increase in estimated contractual R&W recoveries on transactions covered by the Bank of America Agreement in Nine Months 2011.

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

Operating income was $38.3 million in Third Quarter 2011 compared with $222.6 million in Third Quarter 2010. Operating income does not include fair value gains and losses on credit derivatives and FG VIEs, which are not indicative of economic loss, and other items as described in “—Non-GAAP Financial Measures.” The primary components of operating income are earned premiums, credit derivative revenues, net investment income, loss expense, and operating and interest expenses, in addition to any transactional gains and loss such as R&W agreements, commutations and terminations.

Operating income declined from Third Quarter 2010 to Third Quarter 2011 due primarily to (1) the decline in scheduled net earned premiums, which is consistent with expectations previously disclosed, (2) higher total loss expense from insurance and credit derivative losses and (3) the inclusion of a tax benefit in Third Quarter 2010 related to an amended AGMH tax return related to a period prior to the AGMH Acquisition. Losses were higher than previously expected due primarily to the decline in risk-free rates used to discount cash flows, and higher RMBS losses, which were offset in part by higher R&W expected recoveries.

Operating income for Nine Months 2011 was $430.9 million, 15.7% lower than Nine Months 2010 operating income of $511.4 million. The primary driver of the decrease in operating income on a year to date basis is the decline in earned premiums, which was consistent with expectations.   Nine Months 2010 also included a $55.8 million tax benefit related to the filing of an amended pre-acquisition tax return of AGMH.

Results of Operations

Estimates and Assumptions

The Company’s consolidated financial statements include amounts that are determined using estimates and assumptions. The actual amounts realized could ultimately be materially different from the amounts currently provided for in the Company’s consolidated financial statements. Management believes the most significant items requiring inherently subjective and complex estimates are expected losses, including assumptions for breaches of R&W, fair value estimates, other-than-temporary impairment (“OTTI”), deferred income taxes, and premium revenue recognition.

An understanding of the Company’s accounting policies for these items is of critical importance to understanding its consolidated financial statements. See Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Form 10-K/A for a discussion of significant accounting policies and fair value methodologies. The following discussion of the results of operations includes information regarding the estimates and assumptions used for these items and should be read in conjunction with the notes to the Company’s consolidated financial statements.

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

Consolidated Results of Operations

Consolidated Results of Operations

	Third Quarter		Nine Months
	2011	2010	2011	2010
	(in millions)
Revenues:
Net earned premiums	$211.1	$288.7	$695.1	$900.4
Net investment income	93.5	85.6	290.7	260.8
Net realized investment gains (losses)	(11.1)	(2.4)	(13.4)	(1.4)
Net change in fair value of credit derivatives:
Realized gains and other settlements	0.5	52.4	25.1	117.5
Net unrealized gains	1,155.4	(276.4)	829.8	10.8
Net change in fair value of credit derivatives	1,155.9	(224.0)	854.9	128.3
Fair value gain (loss) on committed capital securities	2.4	(5.5)	3.5	5.8
Net change in fair value of FG VIEs	(99.2)	171.3	(153.9)	135.0
Other income	(7.6)	33.8	63.4	7.4
Total revenues	1,345.0	347.5	1,740.3	1,436.3
Expenses:
Loss and LAE	214.9	110.8	313.3	307.4
Amortization of deferred acquisition costs	7.3	8.0	24.2	23.1
Assured Guaranty Municipal Holdings Inc. acquisition-related expenses	—	—	—	6.8
Interest expense	24.9	24.9	74.4	74.9
Other operating expenses	41.9	52.2	147.2	162.2
Total expenses	289.0	195.9	559.1	574.4
Income (loss) before provision for income taxes	1,056.0	151.6	1,181.2	861.9
Provision (benefit) for income taxes	294.8	(13.0)	322.0	184.7
Net income (loss)	$761.2	$164.6	$859.2	$677.2

Net Earned Premiums

Net Earned Premiums

	Third Quarter		Nine Months
	2011	2010	2011	2010
	(in millions)
Financial guaranty:
Public finance
Scheduled net earned premiums	$89.1	$98.5	$271.7	$283.8
Acceleration of premium earnings(1)	26.8	21.2	77.4	53.0
Total public finance	115.9	119.7	349.1	336.8
Structured finance
Scheduled net earned premiums and accretion(2)	94.8	168.4	344.6	562.7
Acceleration of premium earnings(1)	—	—	—	(1.0)
Total structured finance	94.8	168.4	344.6	561.7
Other	0.4	0.6	1.4	1.9
Total net earned premiums	$211.1	$288.7	$695.1	$900.4

(1)                                 Reflects the unscheduled refunding or early termination of underlying insured obligations.

(2)                                 Excludes $19.4 million and $12.8 million in Third Quarter 2011 and 2010, respectively and $56.8 million and $34.4 million for Nine Months 2011 and 2010, respectively, related to consolidated FG VIEs.

Net earned premiums decreased in Third Quarter 2011 and Nine Months 2011 from Third Quarter 2010 and Nine Months 2010, primarily due to the decline in structured finance scheduled net earned premium as the par outstanding declines. Third Quarter 2011 and Nine Months 2011 scheduled net earned premiums were consistent with expected amounts. At September 30, 2011, $5.5 billion of net deferred premium revenue remained to be earned over the life of the insurance contracts. Due to the runoff of deferred premium revenue, which includes acquisition accounting adjustments, net earned premiums are expected to decrease each year unless replaced by new business.

Net earned premiums reported under GAAP exclude the net earned premium related to consolidated FG VIEs. The consolidated FG VIEs are entities that are established and used in insured structured financings for which the Company is deemed to have a controlling financial interest, as defined by GAAP, due to its ability to terminate and replace the transaction’s servicer.

Net Investment Income

Investment income is a function of the yield that the Company earns on invested assets. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets.

Net investment income increased due primarily to a shift from the short term portfolio to longer-term assets, and additional earnings on the cash received under the Bank of America Agreement. The amortized cost of fixed maturities and short-term investments averaged $10.6 billion in Third Quarter 2011 compared with $10.2 billion in Third Quarter 2010. The pre-tax book yield was 3.85% at September 30, 2011 and 3.72% at September 30, 2010, respectively. Duration at September 30, 2011 was 4.7 years compared to 4.6 years at September 30, 2010.

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

Net Realized Investment Gains (Losses)

	Third Quarter		Nine Months
	2011	2010	2011	2010
	(in millions)
Realized investment gains (losses) on sales of investments	$5.3	$2.2	$19.2	$21.0
OTTI:
Intent to sell	(1.4)	(0.3)	(4.9)	(2.0)
Credit losses on securities(1)	(15.0)	(4.3)	(27.7)	(20.4)
OTTI	(16.4)	(4.6)	(32.6)	(22.4)
Net realized investment gains (losses)	$(11.1)	$(2.4)	$(13.4)	$(1.4)

(1)                                  Includes OTTI on bonds purchased for loss mitigation purposes or obtained in settlements of insured transactions.

Other Income

The following table details the components of other income.

Other Income

	Third Quarter		Nine Months
	2011	2010	2011	2010
	(in millions)
Foreign exchange gain (loss) on revaluation of premium receivable	$(22.0)	$33.6	$(3.3)	$(21.7)
Commutation gains	—	0.4	32.2	17.1
R&W settlement benefit	11.9	—	22.2	—
Other	2.5	(0.2)	12.3	12.0
Total other income	$(7.6)	$33.8	$63.4	$7.4

The R&W settlement benefit recorded in other income in Nine Months 2011 represents R&W benefits on transactions where the Company had recovered more than its expected lifetime losses due to a negotiated agreement with the R&W provider.  In 2011 and 2010, the Company recognized commutation gains on the re-assumptions of several books of business previously ceded to various reinsurers.

Other Operating Expenses

Compensation is a primary component of other operating expenses and varies primarily based on headcount and performance-driven long-term incentive compensation. Other operating expenses decreased in Third Quarter 2011 due primarily to declines in gross compensation expense. Deferral rates in Third Quarter 2011 and 2010 were 16.5% and 18.4%, respectively. Other operating expenses in Nine Months 2011 decreased primarily due to declines in compensation expense offset in part by lower deferral rates for policy acquisition costs. Deferral rates in Nine Months 2011 and 2010 were 16.1% and 19.3%, respectively. Deferral rates for policy acquisition costs may be affected after the Company adopts the new guidance, which specifies that certain costs incurred in the successful acquisition of new and renewal insurance contracts should be capitalized. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the impact the new guidance will have on its consolidated financial statements in 2012.

Losses in the Insured Portfolio

The insured portfolio includes policies accounted for under three separate accounting models depending on the characteristics of the contract and the Company’s control rights. The following provides a very summarized description of the three accounting models; however, please refer to Notes 5, 7 and 8 of the accompanying Financial Statements, and in the corresponding Notes to the December 31, 2010 consolidated financial statements in the Company’s Form 10-K/A for a full description of the three accounting models: financial guaranty insurance, credit derivatives and consolidated financial guaranty variable interest entities. For credit derivatives, please also refer to Note 6, Fair Value Measurement, of the Financial Statements. The three models are as follows:

•                 For contracts accounted for as financial guaranty insurance, loss and LAE reserve is generally recorded only to the extent and for the amount that expected losses to be paid (calculated on a present value probability weighted basis) exceed deferred premium revenue. As a result, the Company has expected losses to be expensed in future periods, which represents past or future claim payments that have not yet been expensed. Expected loss to be paid is important from a liquidity perspective in that it provides the present value of amounts that the Company expects to pay or recover in future periods. Expected loss to be expensed is important because it presents the Company’s projection of incurred losses that will be recognized in future periods as deferred premium revenue amortizes into income on financial guaranty insurance policies.  Both of these measures are discussed below.

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

•                 For consolidated FG VIEs expected loss to be paid is reflected in the fair value of the FG VIEs liabilities. The Company carries the assets and liabilities of the FG VIEs at fair value under the fair value option election. Management assesses credit impairment on consolidated FG VIEs in the same manner as other financial guaranty insurance or credit derivative contracts. The fair value of FG VIEs recorded on the balance sheet reflects additional factors other than expected loss such as changes in market spreads. These contracts are not actively traded and therefore management expects the fair value gains and losses to reverse to zero as the contract approaches maturity, except for economic claim payments made by AGC and AGM. Expected loss to be paid for FG VIEs pursuant to AGC’s and AGM’s financial guaranty policies is calculated in a manner consistent with financial guaranty insurance contracts.

In order to effectively manage the economics of the entire insured portfolio, management compiles and analyzes loss information for all policies on a consistent basis. That is, management monitors and assigns ratings and calculates expected losses in the same manner for all its exposures regardless of form or differing accounting models.  Management also considers contract specific characteristics that affect the estimates of expected loss.

Risk Management and Surveillance personnel are responsible for monitoring and reporting on all transactions in the insured portfolio. The primary objective of the surveillance process is to monitor trends and changes in transaction credit quality, detect any deterioration in credit quality, and recommend to management such remedial actions as may be necessary or appropriate. All transactions in the insured portfolio are assigned internal credit ratings, and Surveillance personnel are responsible for recommending adjustments to those ratings to reflect changes in transaction credit quality. Surveillance personnel present analyses related to potential losses to the loss reserve committees for consideration in estimating the expected loss. Such analyses include the consideration of various scenarios with potential probabilities assigned to them. Depending upon the nature of the risk, the Company’s view of the potential size of any loss and the information available, that analysis may be based upon individually developed cash flow models, internal credit rating assessments and sector-driven loss severity assumptions, judgmental assessments or, in the case of its assumed business, loss estimates provided by ceding insurers. The loss reserve committees review and refresh the expected loss estimates each quarter. The Company’s estimate of ultimate loss on a policy is subject to significant uncertainty over the life of the insured transaction due to the potential for significant variability in credit performance due to changing economic, fiscal and financial market variability over the long duration of most contracts. The determination of expected loss is an inherently subjective process involving numerous estimates, assumptions and judgments by management. The most significant losses have been generated by the U.S. RMBS sector.

The Company projects losses in U.S. RMBS on a transaction-by-transaction basis by projecting the performance of the underlying pool of mortgages over time and then applying the structural features (i.e., payment priorities and tranching) of the RMBS to the projected performance of the collateral over time. The resulting projected claim payments or reimbursements are then discounted to a present value using a current risk-free rate. For transactions where the Company projects it will receive recoveries from providers of R&W, it projects the amount of recoveries and reduces its projected claim payments accordingly.

The further behind a mortgage borrower falls in making payments, the more likely it is that he or she will default. The rate at which borrowers from a particular delinquency category (number of monthly payments behind) eventually default is referred to as the “liquidation rate.” Liquidation rates may be derived from observed roll rates, which are the rates at which loans progress from one delinquency category to the next and eventually to default and liquidation. The Company applies liquidation rates to the mortgage loan collateral in each delinquency category and makes certain timing assumptions to project near-term mortgage collateral defaults from loans that are currently delinquent.

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

In order to derive collateral pool losses from the collateral pool defaults it has projected, the Company applies a loss severity. The loss severity is the amount of loss the transaction experiences on a defaulted loan after the application of net proceeds from the disposal of the underlying property. The Company projects loss severities by sector based on experience to date. Further detail regarding the assumptions and variables the Company used to project collateral losses in its U.S. RMBS portfolio may be found in Note 5, Financial Guaranty Insurance Contracts of the Financial Statements.

The Company is in the process of enforcing claims for breaches of R&W regarding the characteristics of the loans included in the collateral pools. The Company calculates a credit from the RMBS issuer for such recoveries where the R&W were provided by an entity the Company believes to be financially viable and where the Company already has access or believes it will attain access to the underlying mortgage loan files. Where the Company has an agreement with an R&W provider (e.g., the Bank of America Agreement) where potential recoveries may be higher due to settlements, that credit is based on the agreement or potential agreement. In second lien RMBS transactions where there is no agreement or advanced discussions, this credit is based on a percentage of actual repurchase rates achieved across those transactions where material repurchases have been made, while in first lien RMBS transactions, where there is no agreement or advanced discussions, this credit is estimated by reducing collateral losses projected by the Company to reflect a percentage of the recoveries the Company believes it will achieve, which factor is derived based on the number of breaches identified to date and incorporated scenarios based on the amounts the Company was able to negotiate under the Bank of America Agreement. The first lien approach is different from the second lien approach because the Company’s first lien transactions have multiple tranches and a more complicated method is required to correctly allocate credit to each tranche. In each case, the credit is a function of the projected lifetime collateral losses in the collateral pool, so an increase in projected collateral losses increases the R&W credit calculated by the Company for the RMBS issuer. Further detail regarding how the Company calculates these credits may be found under “Breaches of Representations and Warranties”  in Note 5, Financial Guaranty Insurance Contracts, of the Financial Statements.

The Company projects the overall future cash flow from a collateral pool by adjusting the payment stream from the principal and interest contractually due on the underlying mortgages for (a) the collateral losses it projects as described above, (b) assumed voluntary prepayments and (c) recoveries for breaches of R&W as described above. The Company then applies an individual model of the structure of the transaction to the projected future cash flow from that transaction’s collateral pool to project the Company’s future claims and claim reimbursements for that individual transaction. Finally, the projected future claims and reimbursements are discounted to a present value using a current risk-free rate to arrive at expected loss to be paid. As noted above, the Company runs several sets of assumptions regarding mortgage collateral performance, or scenarios, and probability-weights them.

Expected loss to be paid in the tables below consists primarily of the present value of future: expected claim payments, expected recoveries of excess spread in the transaction structures, cessions to reinsurers under quota share and excess of loss treaties, and expected recoveries for breaches of R&W and other loss mitigation strategies. Assumptions used in the determination of the expected loss to be paid presented below, such as delinquency, severity, and discount rates and expected timeframes to recovery in the mortgage market were consistent by sector regardless of the accounting model used.

Net Expected Loss to be Paid

	As of September 30, 2011
	Financial Guaranty Insurance(1)	FG VIEs	Total Financial Guaranty Insurance and VIEs(1)	Credit Derivatives(2)	Total
	(in millions)
US RMBS:
First lien:
Prime first lien	$2.4	$—	$2.4	$—	$2.4
Alt-A first lien	138.2	9.7	147.9	163.9	311.8
Option ARM	205.8	37.0	242.8	70.8	313.6
Subprime	143.2	53.8	197.0	120.8	317.8
Total first lien	489.6	100.5	590.1	355.5	945.6
Second Lien:
Closed-end second lien	(45.4)	(3.6)	(49.0)	(5.4)	(54.4)
Home equity lines of credit (“HELOCs”)	61.1	(131.1)	(70.0)	—	(70.0)
Total second lien	15.7	(134.7)	(119.0)	(5.4)	(124.4)
Total U.S. RMBS	505.3	(34.2)	471.1	350.1	821.2
TruPS	13.1	—	13.1	85.2	98.3
Other structured finance	246.5	—	246.5	110.4	356.9
Public finance	42.7	—	42.7	—	42.7
Total	$807.6	$(34.2)	$773.4	$545.7	$1,319.1

	As of December 31, 2010
	Financial Guaranty Insurance(1)	FG VIEs	Total Financial Guaranty Insurance and VIEs(1)	Credit Derivatives(2)	Total
	(in millions)
US RMBS:
First lien:
Prime first lien	$1.4	$—	$1.4	$—	$1.4
Alt-A first lien	195.7	(11.3)	184.4	215.4	399.8
Option ARM	524.2	(0.5)	523.7	105.1	628.8
Subprime	230.7	(30.3)	200.4	110.2	310.6
Total first lien	952.0	(42.1)	909.9	430.7	1,340.6
Second Lien:
Closed-end second lien	52.8	3.8	56.6	30.9	87.5
HELOCs	(893.2)	87.5	(805.7)	—	(805.7)
Total second lien	(840.4)	91.3	(749.1)	30.9	(718.2)
Total U.S. RMBS	111.6	49.2	160.8	461.6	622.4
TruPS	(0.6)	—	(0.6)	90.9	90.3
Other structured finance	159.7	—	159.7	101.5	261.2
Public finance	88.9	—	88.9	—	88.9
Total	$359.6	$49.2	$408.8	$654.0	$1,062.8

(1)                                  Refer to Note 5, Financial Guaranty Insurance Contracts, of the Financial Statements for additional information related to the accounting for insurance contracts.

(2)                                  Refer to Note 7, Financial Guaranty Contracts Accounted for as Credit Derivatives, of the Financial Statements for additional information related to the accounting for credit derivative contracts.

The following table presents a roll forward of the expected loss to be paid for the quarter and year to date ended September 30, 2011 before and after consideration of R&W benefits. The amounts presented below do not represent amounts recorded as loss reserves in the consolidated financial statements because of the various accounting models required under GAAP, but instead represent the economic changes in loss estimates for the insured portfolio as a whole, which is how management analyzes the information. Expected losses to be paid are first calculated without consideration of the expected R&W benefit. Then, based on updated loss estimates, loan reviews, executed contractual agreements such as the Bank of America Agreement, and progress made on receiving commitments to put-back defective loans, the expected R&W benefit is updated, which reduces the net amount of expected loss to be paid. Amounts presented are net of cessions to third-party reinsurers.

Net Expected Loss to be Paid, Before Benefit for Recoveries of R&W

Roll Forward by Sector(1)

	Net Expected Loss to be Paid as of June 30, 2011	Net Economic Loss Development(2)	Net (Paid) Recovered Losses	Net Expected Loss to be Paid as of September 30, 2011
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$6.1	$(0.7)	$—	$5.4
Alt-A first lien	664.4	74.8	(27.9)	711.3
Option ARM	1,073.4	125.3	(106.2)	1,092.5
Subprime	376.0	52.5	(3.0)	425.5
Total first lien	2,119.9	251.9	(137.1)	2,234.7
Second lien:
Closed-end second lien	140.8	24.1	(12.5)	152.4
HELOCs	272.1	2.1	(76.1)	198.1
Total second lien	412.9	26.2	(88.6)	350.5
Total U.S. RMBS	2,532.8	278.1	(225.7)	2,585.2
TruPS	82.7	15.7	(0.1)	98.3
Other structured finance	276.0	88.1	(7.2)	356.9
Public finance	66.2	6.8	(30.3)	42.7
Total	$2,957.7	$388.7	$(263.3)	$3,083.1

Net Expected Loss to be Paid, Before Benefit for Recoveries of R&W

Roll Forward by Sector(1)

	Net Expected Loss to be Paid as of December 31, 2010	Net Economic Loss Development(2)	Net (Paid) Recovered Losses	Net Expected Loss to be Paid as of September 30, 2011
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$2.5	$2.9	$—	$5.4
Alt-A first lien	548.2	237.0	(73.9)	711.3
Option ARM	940.9	503.1	(351.5)	1,092.5
Subprime	337.4	103.8	(15.7)	425.5
Total first lien	1,829.0	846.8	(441.1)	2,234.7
Second lien:
Closed-end second lien	265.7	(49.4)	(63.9)	152.4
HELOCs	198.4	263.9	(264.2)	198.1
Total second lien	464.1	214.5	(328.1)	350.5
Total U.S. RMBS	2,293.1	1,061.3	(769.2)	2,585.2
TruPS	90.3	11.9	(3.9)	98.3
Other structured finance	261.2	105.9	(10.2)	356.9
Public finance	88.9	(6.7)	(39.5)	42.7
Total	$2,733.5	$1,172.4	$(822.8)	$3,083.1

Net Expected Loss to be Paid, Net of Benefit for Recoveries of R&W

Roll Forward by Sector(1)

	Net Expected Loss to be Paid as of June 30, 2011	Net Economic Loss Development(2)	Net (Paid) Recovered Losses	Net Expected Loss to be Paid as of September 30, 2011
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$3.2	$(0.8)	$—	$2.4
Alt-A first lien	377.9	(38.2)	(27.9)	311.8
Option ARM	350.8	48.8	(86.0)	313.6
Subprime	294.5	26.3	(3.0)	317.8
Total first lien	1,026.4	36.1	(116.9)	945.6
Second lien:
Closed-end second lien	(99.0)	48.1	(3.5)	(54.4)
HELOCs	(38.3)	(7.8)	(23.9)	(70.0)
Total second lien	(137.3)	40.3	(27.4)	(124.4)
Total U.S. RMBS	889.1	76.4	(144.3)	821.2
TruPS	82.7	15.7	(0.1)	98.3
Other structured finance	276.0	88.1	(7.2)	356.9
Public finance	66.2	6.8	(30.3)	42.7
Total	$1,314.0	$187.0	$(181.9)	$1,319.1

	Net Expected Loss to be Paid as of December 31, 2010	Net Economic Loss Development(2)	Net (Paid) Recovered Losses	Net Expected Loss to be Paid as of September 30, 2011
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$1.4	$1.0	$—	$2.4
Alt-A first lien	399.8	(15.2)	(72.8)	311.8
Option ARM	628.8	(34.4)	(280.8)	313.6
Subprime	310.6	22.9	(15.7)	317.8
Total first lien	1,340.6	(25.7)	(369.3)	945.6
Second lien:
Closed-end second lien	87.5	(87.0)	(54.9)	(54.4)
HELOCs	(805.7)	96.9	638.8	(70.0)
Total second lien	(718.2)	9.9	583.9	(124.4)
Total U.S. RMBS	622.4	(15.8)	214.6	821.2
TruPS	90.3	11.9	(3.9)	98.3
Other structured finance	261.2	105.9	(10.2)	356.9
Public finance	88.9	(6.7)	(39.5)	42.7
Total	$1,062.8	$95.3	$161.0	$1,319.1

(1)                                  Amounts exclude reserves for mortgage business of $1.9 million and $2.1 million as of September 30, 2011 and December 31, 2010, respectively.

(2)                                  Economic loss development includes the effects of changes in assumptions based on observed market trends, changes in discount rates, accretion of discount and the economic effects of loss mitigation efforts.

Total economic loss development was $187.0 million ($150.6 million after tax) during Third Quarter 2011. The largest individual factor contributing approximately $147.0 million to the economic loss development was a decline in the risk-free rate used to discount losses, which primarily affected U.S. RMBS, TruPS and life securitization transactions. Approximately $120.0 million of the economic loss development attributable the decline in the risk-free rate used to discount losses was recognized in operating income.

U.S. RMBS Loss Projections

In both Third Quarter 2011 and the three-months period ended June 30, 2011 (“Second Quarter 2011”), the Company chose to use loss projection curves with generally the same shape as that used in the fourth quarter of 2010, including retaining the initial plateau period it had used in the fourth quarter of 2010. Other adjustments are described in the paragraph below. The Company’s RMBS projection methodology assumes that the housing and mortgage markets will eventually recover but are doing so at a slower than previously expected pace.

The scenarios used to project RMBS collateral losses in the Third Quarter 2011 were essentially the same as those used in the Second Quarter 2011, except that (i) as noted above, based on its observation of the continued elevated levels of early stage delinquencies, the Company adjusted its loss projection curves by retaining the initial plateau periods to reflect its view that the recovery would be longer than it had anticipated in the Second Quarter 2011; and (ii) the Company introduced a higher loss severity assumption in two scenarios for subprime first lien RMBS transactions.

The scenarios used in Third Quarter 2011 were also the same as those employed at year-end 2010, with the following exceptions: (i) the retention of the initial plateau and higher stress subprime loss severity assumption just described; (ii) an increase in the expected period for reaching the final conditional default rate for second lien transactions from that used in the fourth quarter of 2010 was established for the three-months period ended March 31, 2011 (“First Quarter 2011”) and retained in the Second and Third Quarter 2011; (iii) the initial Alt-A first lien and Option ARM loss severities were increased from 60% at year-end 2010 to 65% in the First Quarter 2011 and retained in the Second and Third Quarter 2011; and (iv) the Company’s probability weightings from the fourth quarter of 2010 were adjusted in First Quarter 2011 to reflect changes to each of its second lien scenarios and such adjustments were retained in the Second and Third Quarter 2011.

The Company also used generally the same methodology to project the credit received by the RMBS issuers for recoveries in R&W in Third Quarter 2011 as it used for the Second Quarter 2011 and at year-end 2010. The primary difference relates to the execution of the Bank of America Agreement and the inclusion of the terms of the agreement as a potential scenario in transactions not covered by the Bank of America Agreement in both the Second and Third Quarters 2011 that were not included at year-end 2010. During the Third Quarter 2011, the Company added an R&W credit for one more first lien transaction where it concluded for the first time that an R&W recovery was likely, but did not calculate an R&W credit for any other RMBS transaction where it had not previously calculated one. As compared to year-end 2010, the Company calculated R&W credits for two more second lien transactions and eleven more first lien transactions where either it concluded it had the right to obtain loan files that it had not previously concluded were accessible or it anticipates receiving a benefit due to an agreement or potential agreement with an R&W provider.

Other non-RMBS losses

For student loans, the Company is projecting approximately$60.4 million and $25.9 million, respectively, of expected loss to be paid in these portfolios. In general the losses are due to: (i) the poor credit performance of private student loan collateral; (ii) high interest rates on auction rate securities with respect to which the auctions have failed or (iii) high interest rates on variable rate demand obligations (“VRDO”) that have been put to the liquidity provider by the holder and are therefore bearing high “bank bond” interest rates. The largest of these losses was approximately $32.5 million and related to a transaction backed by a pool of private student loans ceded to AG Re by another monoline insurer. The guaranteed bonds were issued as auction rate securities that now bear a high rate of interest due to the downgrade of the primary insurer’s financial strength rating. Further, the underlying loan collateral has performed below expectations.

The Company projects losses for trust preferred securities collateralized debt obligations (“TruPS CDOs”) by projecting the performance of the asset pools across several scenarios (which it weights) and applying the CDO structures to the resulting cash flows. As of September 30, 2011, the Company has projected expected losses to be paid for TruPS CDOs of $98.3 million.

The Company has insured $2.2 billion of net par in XXX life insurance reserve securitizations based on discrete blocks of individual life insurance business. Based on its analysis of the information currently available, including estimates of future investment performance provided by the investment manager, and projected credit impairments on the invested assets and performance of the blocks of life insurance business at September 30, 2011, the Company’s projected expected loss to be paid of $135.1 million. The increase from the previous quarter of $62.6 million is due primarily to (i) revised estimates of investment performance provided by the investment manager and (ii) a reduction in the discount rate used to discount the projected losses.

In addition to the structured finance portfolio, the Company also has expected losses for certain transactions in the public finance sector which are discussed in Note 5, Financial Guaranty Insurance Contracts, of the Financial Statements, including Jefferson County, Harrisburg, and Greek sovereign debt.

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

For financial guaranty contracts accounted for as insurance, the amounts reported in the GAAP financial statements may only reflect a portion of the current period’s economic development and may also include a portion of prior-period economic development. The difference between economic loss development and loss and LAE recognized in income is essentially loss development and accretion for financial guaranty insurance contracts that is, or was previously, absorbed in unearned premium reserve. Such amounts have not yet been recognized in income. The table below provides a comparison of the pretax reported amounts under both GAAP net income and non-GAAP operating income, and economic loss development by sector.

Comparison of Loss Measures

	Third Quarter 2011			Third Quarter 2010
	Loss and LAE Reported(1)	Loss and LAE non-GAAP Operating Basis(2)	Economic Loss Development	Loss and LAE Reported(1)	Loss and LAE non-GAAP Operating Basis(2)	Economic Loss Development
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$(0.4)	$(0.4)	$(0.8)	$0.5	$0.5	$0.5
Alt-A first lien	23.5	5.1	(38.2)	8.8	16.8	17.8
Option ARM	83.2	91.1	48.8	65.3	65.9	27.1
Subprime	10.6	7.4	26.3	7.5	5.2	8.4
Total first lien	116.9	103.2	36.1	82.1	88.4	53.8
Second lien:
Closed-end second lien	3.6	23.6	48.1	4.5	9.9	10.7
HELOCs	15.6	18.5	(7.8)	9.7	17.2	(1.8)
Total second lien	19.2	42.1	40.3	14.2	27.1	8.9
Total U.S. RMBS	136.1	145.3	76.4	96.3	115.5	62.7
Other structured finance	83.8	113.3	103.8	15.0	20.6	27.3
Public finance	(5.2)	(5.1)	6.8	(0.6)	0.2	1.2
Total	214.7	253.5	187.0	110.7	136.3	91.2
Other	0.2	0.2	—	0.1	0.1	—
Total	$214.9	$253.7	$187.0	$110.8	$136.4	$91.2

(1)                                  Represents amounts reported on the consolidated statements of operations in accordance with GAAP, which include only those policies that are accounted for as financial guaranty insurance.

(2)                                  Represents reported loss and LAE adjusted to include comparable amounts related to FG VIEs and credit derivatives in a manner consistent with the financial guaranty insurance accounting model. This represents “loss expense” included in operating income.

The table below presents the expected timing of loss recognition for insurance contracts on both a reported GAAP and non-GAAP operating income basis.

Present Value (“PV”) of Financial Guaranty Insurance Net Expected Loss to be Expensed

As of September 30, 2011

	Net Expected Loss to be Expensed
	In GAAP Reported Income	In Non-GAAP Operating Income
	(in millions)
2011 (October 1 - December 31)	$40.7	$48.7
2012	108.5	133.5
2013	65.7	86.1
2014	49.5	67.6
2015	38.0	54.6
2011-2015	302.4	390.5
2016-2020	144.7	202.1
2021-2025	70.2	97.3
2026-2030	39.2	69.0
After 2030	27.0	64.6
Total expected PV of net expected loss to be expensed	583.5	823.5
Discount	353.8	380.0
Total future value	$937.3	$1,203.5

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

Financial Guaranty Insurance

Reconciliation of Present Value of Net Expected Loss to be Paid

and Present Value of Net Expected Loss to be Expensed

	GAAP Reported Basis(2)		Non-GAAP Operating Income Basis
	As of September 30,		As of September 30,
	2011	2010	2011	2010
	(in millions)
Net expected loss to be paid	$807.6	$619.8	$773.4	$589.3
Contra-paid, net	82.1	183.5	194.3	269.7
Salvage and subrogation recoverable, net	314.6	727.6	551.4	802.5
Loss and LAE reserve, net(1)	(620.8)	(457.9)	(695.6)	(478.5)
Net expected loss to be expensed	$583.5	$1,073.0	$823.5	$1,183.0

(1)                                  Represents loss and LAE reserves, net of reinsurance recoverable on unpaid losses, excluding $1.9 million and $2.1 million in reserves for other runoff lines of business as of September 30, 2011 and 2010, respectively.

(2)                                  Net expected loss to be expensed excludes $240.0 million and $110.0 million as of September 30, 2011 and 2010, respectively, related to consolidated FG VIEs.

Net Change in Fair Value of Credit Derivatives

Financial guaranty contracts accounted for as credit derivatives are generally structured such that the circumstances giving rise to the Company’s obligation to make loss payments are similar to those for financial guaranty insurance contracts and only occurs upon one or more defined credit events such as failure to pay or bankruptcy, in each case, as defined within the transaction documents, with respect to one or more third-party referenced securities or loans. Financial guaranty contracts accounted for as credit derivatives are primarily comprised of CDS. In general, the Company structures credit derivative transactions such that the circumstances giving rise to the Company’s obligation to make loss payments are similar to those for financial guaranty insurance contracts but are governed by International Swaps and Derivative Association, Inc. (“ISDA”) documentation. Until the Company ceased selling credit protection through credit derivative contracts in the beginning of 2009, following the issuance of regulatory guidelines that limited the terms under which the credit protection could be sold, management considered these agreements to be a normal part of its financial guaranty business.

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

These models are primarily developed internally based on market conventions for similar transactions that the Company observed in the past. There has been very limited new issuance activity in this market over the past three years and as of September 30, 2011, market prices for the Company’s credit derivative contracts were generally not available. Inputs include various market indices, credit spreads, the Company’s own credit spread, and estimated contractual payments to estimate the fair value of its credit derivatives.

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

Net Change in Fair Value of Credit Derivatives Gain (Loss)

	Third Quarter		Nine Months
	2011	2010	2011	2010
	(in millions)
Net credit derivative premiums received and receivable	$40.6	$49.8	$147.8	$154.2
Net ceding commissions (paid and payable) received and receivable	0.7	0.9	2.9	2.9
Realized gains on credit derivatives	41.3	50.7	150.7	157.1
Termination losses	—	—	(22.5)	—
Net credit derivative losses (paid and payable) recovered and recoverable	(40.8)	1.7	(103.1)	(39.6)
Total realized gains and other settlements on credit derivatives	0.5	52.4	25.1	117.5
Total unrealized gains (losses) on credit derivatives	1,155.5	(276.4)	829.8	10.8
Net change in fair value of credit derivatives	$1,156.0	$(224.0)	$854.9	$128.3

Net credit derivative premiums have declined in Third Quarter and Nine Months 2011 compared with Third Quarter and Nine Months 2010 due to the decline in the net par outstanding to $90.7 billion as of September 30, 2011 from $116.0 billion as of September 30, 2010 and $109.8 billion as of December 31, 2010. The Company has terminated $1.8 billion in net par outstanding in Third Quarter 2011 and $9.5 billion in Nine Months 2011 resulting in accelerations of future premiums of $2.6 million and $24.2 million, respectively. Due to the lack of new business volume in CDS form, premiums are expected to decline in the foreseeable future. In addition, several CMBS CDS contracts were terminated for a payment of $22.5 million in the nine-months 2011. These contracts had carried high rating agency capital charges prior to termination.

Net Change in Unrealized Gains (Losses) on Credit Derivatives by Sector

	Third Quarter		Nine Months
Asset Type	2011	2010	2011	2010
	(in millions)
Pooled corporate obligations:
Collateralized loan obligations/collateralized bond obligations	$13.1	$(1.4)	$11.5	$1.9
Synthetic investment grade pooled corporate	0.8	0.3	10.5	(3.7)
Synthetic high-yield pooled corporate	(1.3)	(2.9)	(0.6)	11.6
TruPS CDOs	82.5	(11.6)	46.2	53.6
Market value CDOs of corporate obligations	5.1	(0.4)	(0.2)	(0.1)
Total pooled corporate obligations	100.2	(16.0)	67.4	63.3
U.S. RMBS:
Option ARMs and Alt-A first lien	780.8	(205.1)	541.3	(44.6)
Subprime first lien (including net interest margin)	108.6	(8.1)	17.3	(7.2)
Prime first lien	101.9	(17.2)	89.7	2.2
Closed-end second lien and HELOCs	8.3	1.6	9.4	(4.3)
Total U.S. RMBS	999.6	(228.8)	657.7	(53.9)
Commercial mortgage-backed securities (“CMBS”)	(0.2)	0.4	10.3	10.2
Other(1)	55.9	(32.0)	94.4	(8.8)
Total	$1,155.5	$(276.4)	$829.8	$10.8

(1)                                  “Other” includes all other U.S. and international asset classes, such as commercial receivables, international infrastructure, international RMBS securities, and pooled infrastructure securities.

Effect of the Company’s Credit Spread Change on

Fair Value of Credit Derivatives Gains (Losses)

	Third Quarter		Nine Months
	2011	2010	2011	2010
	(in millions)
Change in fair value of credit derivatives:
Before considering implication of the Company’s credit spreads	$(541.9)	$373.8	$(439.4)	$588.3
Resulting from change in the Company’s credit spreads	1,697.4	(650.2)	1,269.2	(577.5)
After considering implication of the Company’s credit spreads	$1,155.5	$(276.4)	$829.8	$10.8

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

In Third Quarter 2011, U.S. RMBS unrealized fair value gains were generated primarily in the prime first lien, Alt-A, Option ARM and subprime RMBS sectors due to narrower implied net spreads. The narrower implied net spreads were primarily the result of the increased cost to buy protection in AGC’s name as the market cost of AGC’s credit protection increased significantly. These transactions were pricing above their floor levels (or the minimum rate at which the Company would consider assuming these risks based on historical experience); therefore when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, the implied spreads that the Company would expect to receive on these transactions decreased. The cost of AGM’s credit protection also increased during the quarter, but did not lead to significant fair value gains, as the majority of AGM policies continue to price at floor levels. Given the current market conditions and the Company’s own credit spreads, the majority of our CDS contracts are fair valued using this minimum premium.

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

The unrealized fair value gains for Nine Months 2011 were primarily driven by tighter implied net spreads in the Alt-A first lien and Option ARMs, and Subprime RMBS sectors. The tighter implied net spreads were a result of the increased cost to buy protection in AGC’s name as the market cost of AGC’s credit protection increased significantly during the period. As discussed above, these transactions were pricing above their floor levels which decreased the implied spreads that the Company would expect to receive on these transactions. The unrealized gains for Nine Months 2011 in the Option ARM and Alt-A first lien sectors also include an increase in R&W benefits on several credit derivative transactions within these sectors, as a result of a recent settlement with a CDS counterparty. The cost of AGM’s credit protection also increased during Nine Months 2011, but did not lead to significant fair value gains, as the majority of AGM policies continue to price at floor levels.

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

	As of September 30, 2011		As of December 31, 2010
Credit Spreads(1)	Estimated Net Fair Value (Pretax)	Estimated Change in Gain/(Loss) (Pretax)	Estimated Net Fair Value (Pretax)	Estimated Change in Gain/(Loss) (Pretax)
	(in millions)
100% widening in spreads	$(2,202.3)	$(1,174.2)	$(3,961.7)	$(2,091.8)
50% widening in spreads	(1,618.2)	(590.1)	(2,923.3)	(1,053.4)
25% widening in spreads	(1,325.6)	(297.5)	(2,399.2)	(529.3)
10% widening in spreads	(1,150.0)	(121.9)	(2,084.1)	(214.2)
Base Scenario	(1,028.1)	—	(1,869.9)	—
10% narrowing in spreads	(947.8)	80.3	(1,706.9)	163.0
25% narrowing in spreads	(827.9)	200.2	(1,462.5)	407.4
50% narrowing in spreads	(648.4)	379.7	(1,059.8)	810.1

(1)           Includes the effects of spreads on both the underlying asset classes and the Company’s own credit spread.

Provision for Income Tax

For Third Quarters 2011 and 2010, the effective tax rate was 27.9% and (8.5)%, respectively. For Nine Months 2011 and 2010 the effective tax rate was 27.3% and 21.4%, respectively. The Company’s effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, United Kingdom (“U.K.”) subsidiaries taxed at the U.K. blended marginal corporate tax rate of 26.5%, and no taxes for the Company’s Bermuda holding company and subsidiaries. For periods subsequent to April 1, 2011, the U.K. corporation tax rate has been reduced to 26%, for periods prior to April 1, 2011 the U.K. corporation tax rate was 28%, resulting in a blended tax rate of 26.5%. Accordingly, the Company’s overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions. Third Quarter 2011 and Nine Months 2011 have income earned primarily by taxable entities with some losses incurred in non-taxable entities, offset by tax-exempt interest, and is the primary reason for the 27.9% and 27.3% effective tax rate, respectively. Third Quarter 2010 and Nine Months 2010 had income earned primarily by taxable entities, offset by tax-exempt interest, and is the primary reason for the (8.5)% and 21.4% effective tax rate, respectively.  In Third Quarter 2010 the net tax benefit included a $55.8 million benefit as a result of an amendment of an AGMH U.S. tax return for a period prior to the AGMH Acquisition.

Financial Guaranty Variable Interest Entities

As of September 30, 2011, the Company determined that, based on the assessment of its control rights over servicer or collateral manager replacement, given that servicing/managing collateral were deemed to be the VIEs’ most significant activities, 34 VIEs required consolidation, compared to 35 VIEs consolidated at June 30, 2011.  Debt on one FG VIE was fully paid off during Third Quarter 2011. The following table presents the effects on reported GAAP income resulting from consolidating these FG VIEs and eliminating their related insurance accounting entries and represents the difference between GAAP reported net income and non-GAAP operating income. See “Non-GAAP Financial Measures—Operating Income” below.

Effect of Consolidating FG VIEs

On Reported GAAP

	Third Quarter		Nine Months
	2011	2010	2011	2010
	(in millions)
Net earned premiums	$(19.4)	$(12.8)	$(56.8)	$(34.4)
Net investment income	(4.0)	—	(4.7)	—
Net realized investment gains (losses)	6.7	—	7.2	—
Net change in fair value of FG VIEs	(99.2)	171.3	(153.9)	135.0
Loss and LAE	37.9	10.2	105.5	44.4
Total pretax effect on net income	(78.0)	168.7	(102.7)	145.0
Less: tax provision (benefit)	(27.3)	59.1	(35.9)	50.8
Total effect on net income	$(50.7)	$109.6	$(66.8)	$94.2

Net change in fair value of FG VIEs represents the net change in fair value of the consolidated FG VIEs’ assets and liabilities that is reported under GAAP. These contracts are not actively traded and therefore management expects the fair value gains and losses to reverse to zero as the contract approaches maturity, except for economic claim payments made by AGC and AGM. During Third Quarter, 2011, the Company recorded a net fair value loss on FG VIEs of $99.2 million, which was driven primarily by price deterioration on several HELOC transactions.  During the period, long term conditional default rates increased on these transactions, which caused the prices for these HELOCs to decline.  The prices for the corresponding liability for these transactions remained relatively consistent with the prior quarter.

Expected losses to be (recovered) paid in respect of consolidated FG VIEs, which were $(34.2) million as of September 30, 2011 and $49.2 million as of December 31, 2010, are included in the discussion of “Losses in the Insured Portfolio” above.

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

Operating Income

The table below presents net income and a reconciliation to operating income.

Reconciliation of Net Income (Loss) to Operating Income

	Third Quarter		Nine Months
	2011	2010	2011	2010
	(in millions)
Net income (loss)	$761.2	$164.6	$859.2	$677.2
Less after-tax adjustments:
Realized gains (losses) on investments	(12.6)	(1.3)	(13.5)	1.1
Non-credit-impairment unrealized fair value gains (losses) on credit derivatives	800.1	(187.1)	508.8	84.3
Fair value gains (losses) on committed capital securities	1.6	(3.6)	2.3	3.8
Foreign exchange gains (losses) on revaluation of premiums receivable	(15.5)	24.4	(2.5)	(17.6)
Effect of consolidating FG VIEs	(50.7)	109.6	(66.8)	94.2
Operating income	$38.3	$222.6	$430.9	$511.4

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

Reconciliation of Shareholders’ Equity to Adjusted Book Value

	As of September 30, 2011		As of December 31, 2010
	Total	Per Share	Total	Per Share
	(dollars in millions, except per share amounts)
Shareholders’ equity	$4,766.7	$26.16	$3,733.5	$20.32
Less after-tax adjustments:
Effect of consolidating FG VIEs	(393.4)	(2.16)	(371.4)	(2.02)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(237.1)	(1.30)	(763.0)	(4.15)
Fair value gains (losses) on committed capital securities	14.5	0.08	12.2	0.07
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	271.2	1.49	101.2	0.55
Operating shareholders’ equity	5,111.5	28.05	4,754.5	25.88
After-tax adjustments:
Less: Deferred acquisition costs	236.1	1.30	248.4	1.35
Plus: Net present value of estimated net future credit derivative revenue	331.4	1.82	424.8	2.31
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	3,698.1	20.30	4,058.0	22.08
Adjusted book value	$8,904.9	$48.87	$8,988.9	$48.92

As of September 30, 2011, shareholders’ equity increased to $4.8 billion from $3.7 billion at December 31, 2010 due primarily to net income of $859.2 million and unrealized gains on the investment portfolio. Adjusted book value and adjusted book value per share decreased slightly, mainly due to economic loss development offset by R&W recoveries, new business and commutations. Shares outstanding decreased by 1.5 million due primarily to repurchases of 2.0 million shares, which was partially offset by the issuance of vested restricted stock awards and units in Nine Months 2011.

Management believes that operating shareholders’ equity is a useful measure because it presents the equity of AGL with all financial guaranty contracts accounted for on a more consistent basis and excludes fair value adjustments that are not expected to result in economic loss. Many investors, analysts and financial news reporters use operating shareholders’ equity as the principal financial measure for valuing AGL’s current share price or projected share price and also as the basis of their decision to recommend to buy or sell AGL’s common shares. Many of the Company’s fixed income investors also use operating shareholders’ equity to evaluate the Company’s capital adequacy. Operating shareholders’ equity is the basis of the calculation of adjusted book value (see below). Operating shareholders’ equity is defined as shareholders’ equity attributable to Assured Guaranty Ltd., as reported under GAAP, adjusted for the following:

1)             Elimination of the effects of consolidating certain FG VIEs in order to present all financial guaranty contracts on a more consistent basis of accounting, whether or not GAAP requires consolidation. GAAP requires the Company to consolidate certain VIEs that have issued debt obligations insured by the Company even though the Company does not own such VIEs.

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

The table below reconciles PVP to gross written premiums.

Reconciliation of PVP to Gross Written Premium

	Third Quarter		Nine Months
	2011	2010	2011	2010
	(in millions)
Total PVP	$50.8	$88.9	$155.2	$257.6
Less: PVP of credit derivatives	—	—	—	—
PVP of financial guaranty insurance	50.8	88.9	155.2	257.6
Less: Financial guaranty installment premium PVP	11.3	4.9	35.9	17.4
Total: Financial guaranty upfront gross written premiums	39.5	84.0	119.3	240.2
Plus: Financial guaranty installment gross written premiums	(17.9)	(6.4)	(92.2)	21.2
Total gross written premiums	$21.6	$77.6	$27.1	$261.4

Insured Portfolio

The following tables present the insured portfolio by asset class net of cessions to reinsurers as of September 30, 2011 and December 31, 2010. See Note 12, Reinsurance, of the Financial Statements for information related to reinsurers. It includes all financial guaranty contracts outstanding as of the dates presented, regardless of the form written (i.e. credit derivative form or traditional financial guaranty insurance form) or the applicable accounting model (i.e. insurance, derivative or VIE accounting).

Net Par Outstanding and Average Internal Rating by Asset Class

	As of September 30, 2011		As of December 31, 2010
Sector	Net Par Outstanding	Avg. Rating	Net Par Outstanding	Avg. Rating
	(dollars in millions)
Public finance:
U.S.:
General obligation	$174,385	A+	$181,799	A+
Tax-backed	79,615	A+	83,403	A+
Municipal utilities	66,677	A	70,066	A
Transportation	35,543	A	36,973	A
Healthcare	19,740	A	21,592	A
Higher education	15,613	A+	15,687	A+
Housing	5,996	AA-	6,562	AA-
Infrastructure finance	4,194	BBB	4,092	BBB+
Investor-owned utilities	1,178	A-	1,505	A-
Other public finance—U.S.	5,124	A-	5,317	A-
Total public finance—U.S.	408,065	A+	426,996	A+
Non-U.S.:
Infrastructure finance	15,113	BBB	15,973	BBB
Regulated utilities	13,259	BBB+	13,978	BBB+
Pooled infrastructure	3,387	AA-	3,432	AA
Other public finance—non-U.S.	7,508	A+	7,360	AA-
Total public finance—non-U.S.	39,267	A-	40,743	A-
Total public finance	447,332	A	467,739	A
Structured finance:
U.S.:
Pooled corporate obligations	54,820	AAA	67,384	AAA
RMBS	22,464	BB	25,130	BB
Financial products(1)	5,809	AA-	6,831	AA-
CMBS and other commercial real estate related exposures	4,835	AAA	7,084	AAA
Consumer receivables	4,745	A+	6,073	AA-
Commercial receivables	1,852	BBB+	2,139	BBB+
Insurance securitizations	1,643	A+	1,584	A+
Structured credit	434	B-	1,729	BBB
Other structured finance—U.S.	1,367	A-	802	A-
Total structured finance—U.S.	97,969	AA-	118,756	AA-
Non-U.S.:
Pooled corporate obligations	20,116	AAA	22,610	AAA
RMBS	2,406	AA	3,394	AA+
Commercial receivables	1,316	BBB+	1,729	A-
Structured credit	1,061	BBB	1,267	BBB
Insurance securitizations	964	CCC-	964	CCC-
CMBS and other commercial-real-estate-related exposures	183	AAA	251	AAA
Other structured finance—non-U.S.	378	Super Senior	421	Super Senior
Total structured finance—non-U.S.	26,424	AA+	30,636	AA+
Total structured finance	124,393	AA-	149,392	AA
Total net par outstanding	$571,725	A+	$617,131	A+

The September 30, 2011 and December 31, 2010 amounts above include $65.1 billion and $78.4 billion, respectively, of AGM structured finance net par outstanding. AGM has not insured a mortgage-backed transaction since January 2008 and announced its complete withdrawal from the structured finance market in August 2008. The structured finance transactions that remain in AGM’s insured portfolio are of double-A average underlying credit quality, according to the Company’s internal rating system. Management expects AGM’s structured finance portfolio to run off rapidly: 2% by year-end 2011, 19% by year end 2013, and 33% by year-end 2015.

The following tables set forth the Company’s net financial guaranty portfolio as of September 30, 2011 and December 31, 2010 by internal rating:

Financial Guaranty Portfolio by Internal Rating

	As of September 30, 2011
	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
Super senior	$—	—%	$1,386	3.5%	$17,544	17.9%	$6,664	25.2%	$25,594	4.5%
AAA	5,073	1.2	1,383	3.5	37,544	38.3	12,159	46.0	56,159	9.8
AA	149,190	36.6	1,094	2.8	12,532	12.8	1,255	4.7	164,071	28.7
A	208,837	51.2	12,022	30.6	5,086	5.2	926	3.5	226,871	39.7
BBB	41,700	10.2	21,231	54.1	5,283	5.4	3,589	13.7	71,803	12.5
BIG	3,265	0.8	2,151	5.5	19,980	20.4	1,831	6.9	27,227	4.8
Total net par outstanding	$408,065	100.0%	$39,267	100.0%	$97,969	100.0%	$26,424	100.0%	$571,725	100.0%

	As of December 31, 2010
	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
Super senior	$—	—%	$1,420	3.5%	$21,837	18.4%	$7,882	25.7%	$31,139	5.0%
AAA	5,784	1.4	1,378	3.4	45,067	37.9	13,573	44.3	65,802	10.7
AA	161,906	37.9	1,330	3.3	17,355	14.6	1,969	6.4	182,560	29.6
A	214,199	50.2	12,482	30.6	6,396	5.4	1,873	6.1	234,950	38.1
BBB	41,948	9.8	22,338	54.8	7,543	6.4	4,045	13.2	75,874	12.3
BIG	3,159	0.7	1,795	4.4	20,558	17.3	1,294	4.3	26,806	4.3
Total net par outstanding	$426,996	100.0%	$40,743	100.0%	$118,756	100.0%	$30,636	100.0%	$617,131	100.0%

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

The Company monitors its investment grade credits to determine whether any new credits need to be internally downgraded to BIG. The Company refreshes its internal credit ratings on individual credits in quarterly, semi-annual or annual cycles based on the Company’s view of the credit’s quality, loss potential, volatility and sector. Ratings on credits in sectors identified as under the most stress or with the most potential volatility are reviewed every quarter. The Company’s insured credit ratings on assumed credits are based on the Company’s reviews of low-rated credits or credits in volatile sectors, unless such information is not available, in which case, the ceding company’s credit rating of the transactions are used. For example, the Company models all assumed RMBS credits with par above $1 million, as well as certain RMBS credits below that amount.

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

Intense monitoring and intervention is employed for all BIG surveillance categories, with internal credit ratings reviewed quarterly. The BIG categories are defined as follows:

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

By Category Below-Investment-Grade Credits

	As of September 30, 2011
	Net Par Outstanding				Number of Risks
Description	Financial Guaranty Insurance	FG VIEs	Credit Derivative	Total	Financial Guaranty Insurance	FG VIEs	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$6,254	$436	$3,869	$10,559	162	3	35	200
Category 2	4,107	1,084	1,898	7,089	64	8	38	110
Category 3	5,917	1,276	2,386	9,579	113	14	25	152
Total BIG	$16,278	$2,796	$8,153	$27,227	339	25	98	462

	As of December 31, 2010
	Net Par Outstanding				Number of Risks
Description	Financial Guaranty Insurance	FG VIEs	Credit Derivative	Total	Financial Guaranty Insurance	FG VIEs	Credit Derivative	Total
	(dollars in millions)
	(restated)			(restated)	(restated)			(restated)
BIG:
Category 1	$5,091	$359	$3,241	$8,691	117	2	31	150
Category 2	5,222	495	3,457	9,174	96	2	50	148
Category 3	5,901	1,380	1,660	8,941	102	13	12	127
Total BIG	$16,214	$2,234	$8,358	$26,806	315	17	93	425

Exposure to Residential Mortgage-Backed Securities

The tables below provide information on the risk ratings and certain other risk characteristics of the Company’s financial guaranty insurance and credit derivative RMBS exposures as of September 30, 2011. U.S. RMBS exposures represent 4% of the total net par outstanding and 56% of total BIG net par outstanding. The tables presented provide information with respect to the underlying performance indicators of this book of business. Please refer to Note 5, Financial Guaranty Insurance Contracts, of the Financial Statements for a discussion of expected losses to be paid on U.S. RMBS exposures.

Net par outstanding in the following tables are based on values as of September 30, 2011. All performance information such as pool factor, subordination, cumulative losses and delinquency is based on September 30, 2011 information obtained from Intex, Bloomberg, and/or provided by the trustee and may be subject to restatement or correction.

Pool factor in the following tables is the percentage of the current collateral balance divided by the original collateral balance of the transactions at inception.

Subordination in the following tables represents the sum of subordinate tranches and overcollateralization, expressed as a percentage of total transaction size and does not include any benefit from excess spread collections that may be used to absorb losses. Many of the closed-end second lien RMBS transactions insured by the Company have unique structures whereby the collateral may be written down for losses without a corresponding write-down of the obligations insured by the Company. Many of these transactions are currently undercollateralized, with the principal amount of collateral being less than the principal amount of the obligation insured by the Company. The Company is not required to pay principal shortfalls until legal maturity (rather than making timely principal payments), and takes the undercollateralization into account when estimating expected losses for these transactions.

Cumulative losses in the following tables are defined as net charge-offs on the underlying loan collateral divided by the original collateral balance.

60+ day delinquencies in the following tables are defined as loans that are greater than 60 days delinquent and all loans that are in foreclosure, bankruptcy or real estate owned divided by current collateral balance.

U.S. Prime First Lien in the tables below includes primarily prime first lien plus an insignificant amount of other miscellaneous RMBS transactions.

The Company has not insured or reinsured any U.S. RMBS transactions since June 2008.

Distribution of U.S. RMBS by Internal Rating and Type of Exposure as of September 30, 2011

Ratings:	Prime First Lien	Closed End Second Lien	HELOC	Alt-A First Lien	Option ARM	Subprime First Lien	Net Interest Margin	Total Net Par Outstanding
	(in millions)
AAA	$7	$—	$382	$67	$—	$1,989	$—	$2,445
AA	22	26	227	274	25	1,981	—	2,554
A	2	1	22	3	10	865	—	902
BBB	126	—	12	355	205	598	—	1,296
BIG	603	1,035	3,430	4,842	2,387	2,924	46	15,267
Total exposures	$760	$1,061	$4,072	$5,541	$2,627	$8,357	$46	$22,464

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of September 30, 2011

Year insured:	Prime First Lien	Closed End Second Lien	HELOC	Alt-A First Lien	Option ARMs	Subprime First Lien	Net Interest Margin	Total Net Par Outstanding
	(in millions)
2004 and prior	$46	$1	$303	$119	$45	$1,540	$—	$2,054
2005	178	—	914	646	125	327	—	2,189
2006	126	448	1,224	436	619	3,546	0	6,398
2007	410	612	1,632	2,806	1,740	2,848	46	10,093
2008	—	—	—	1,534	98	98	—	1,730
Total exposures	$760	$1,061	$4,072	$5,541	$2,627	$8,357	$46	$22,464

Distribution of U.S. RMBS by Internal Rating and Year Insured as of September 30, 2011

Year insured:	AAA Rated	AA Rated	A Rated	BBB Rated	BIG Rated	Total
	(dollars in millions)
2004 and prior	$1,333	$122	$46	$191	$364	$2,054
2005	129	145	1	135	1,781	2,189
2006	695	1,756	818	315	2,815	6,398
2007	272	391	38	559	8,833	10,093
2008	17	140	—	98	1,475	1,730
Total exposures	$2,445	$2,554	$902	$1,296	$15,267	$22,464
% of total	10.9%	11.4%	4.0%	5.8%	67.9%	100%

Distribution of Financial Guaranty Direct U.S. RMBS

Insured January 1, 2005 or Later by Exposure Type, Average Pool Factor, Subordination,

Cumulative Losses and 60+ Day Delinquencies as of September 30, 2011

U.S. Prime First Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$174	43.2%	5.3%	1.3%	9.7%	6
2006	126	59.9	8.4	0.1	17.3	1
2007	410	54.4	9.1	3.5	16.6	1
2008	—	—	—	—	—	—
	$710	52.6%	8.1%	2.3%	15.0%	8

U.S. Closed End Second Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$—	—%	—%	—%	—%	—
2006	437	16.3	—	59.8	10.9	2
2007	612	19.8	—	65.3	10.5	10
2008	—	—	—	—	—	—
	$1,049	18.3%	—%	63.0%	10.7%	12

U.S. HELOC

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$861	18.3%	2.7%	14.6%	12.2%	6
2006	1,202	29.5	2.2	32.8	9.9	7
2007	1,632	44.6	3.3	28.7	7.1	9
2008	—	—	—	—	—	—
	$3,695	33.5%	2.8%	26.7%	9.2%	22

U.S. Alt-A First Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$644	35.9%	10.2%	5.6%	18.9%	21
2006	436	41.8	—	16.6	37.2	7
2007	2,806	53.3	5.2	11.9	33.1	12
2008	1,534	49.7	23.4	11.8	30.3	5
	$5,420	49.3%	10.5%	11.5%	31.0%	45

U.S. Option ARM

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$116	25.8%	7.6%	9.2%	37.2%	4
2006	613	49.5	2.8	13.6	53.7	7
2007	1,740	53.4	3.9	14.9	41.0	11
2008	98	56.5	49.1	10.2	38.8	1
	$2,566	51.4%	5.5%	14.1%	43.8%	23

U.S. Subprime First Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$316	35.4%	43.8%	6.0%	38.2%	6
2006	3,539	23.1	61.7	15.7	37.6	4
2007	2,848	54.2	23.6	17.0	47.1	13
2008	81	66.4	28.9	11.5	28.1	1
	$6,783	37.2%	44.5%	15.7%	41.5%	24

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

In addition to assumed and ceded reinsurance arrangements, the company may also have exposure to some financial guaranty reinsurers (i.e. monolines) in other areas. Second-to-pay insured par outstanding represents transactions the Company has insured that were previously insured by other monolines. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary insurer. Another area of exposure is in the investment portfolio where the Company holds fixed maturity securities that are wrapped by monolines and whose value may decline based on the rating of the monoline. At September 30, 2011, the Company had $803.9 million of fixed maturity securities in its investment portfolio wrapped by MBIA Insurance Corporation, $596.8 million by Ambac Assurance Corp. and $57.6 million by other guarantors at fair value.

Exposure by Reinsurer

	Ratings at November 9, 2011		Par Outstanding as of September 30, 2011
Reinsurer	Moody’s Financial Strength Rating	S&P Financial Strength Rating	Ceded Par Outstanding(3)	Second-to- Pay Insured Par Outstanding	Assumed Par Outstanding
	(dollars in millions)
Radian Asset Assurance Inc.	Ba1	BB-	$20,026	$56	$—
Tokio Marine & Nichido Fire Insurance Co., Ltd.	Aa2(1)	AA-	17,117	—	933
RAM Reinsurance Co. Ltd.	WR(2)	WR	12,067	—	24
Syncora Guarantee Inc.	Ca	WR	4,203	2,197	217
Mitsui Sumitomo Insurance Co. Ltd.	Aa3	AA-	2,416	—	—
ACA Financial Guaranty Corp	NR	WR	856	12	2
Swiss Reinsurance Co.	A1	AA-	507	—	—
Ambac Assurance Corporation	WR	WR	87	7,551	23,259
CIFG Assurance North America Inc.	WR	WR	69	258	7,077
MBIA Insurance Corporation	B3	B	40	11,598	10,864
Financial Guaranty Insurance Co.	WR	WR	—	3,754	—
Other	Various	Various	1,049	2,001	2,406
Total			$58,437	$27,427	$44,782

(1)                                  The Company has structural collateral agreements satisfying the triple-A credit requirement of S&P and/or Moody’s.

(2)                                  Represents “Withdrawn Rating.”

(3)                                  Includes $5,994 million in ceded par outstanding related to insured credit derivatives.

Ceded Par Outstanding by Reinsurer and Credit Rating

As of September 30, 2011

	Internal Credit Rating
Reinsurer	Super Senior	AAA	AA	A	BBB	BIG	Total
	(in millions)
Radian Asset Assurance Inc.	$144	$971	$8,819	$7,020	$2,736	$336	$20,026
Tokio Marine & Nichido Fire Insurance Co., Ltd.	393	1,671	5,218	5,959	3,072	804	17,117
RAM Reinsurance Co. Ltd.	297	1,971	4,297	3,277	1,777	448	12,067
Syncora Guarantee Inc.	—	—	448	808	2,808	139	4,203
Mitsui Sumitomo Insurance Co. Ltd.	8	156	903	863	408	78	2,416
ACA Financial Guaranty Corp	—	—	565	247	44	—	856
Swiss Reinsurance Co.	—	10	108	215	97	77	507
Ambac Assurance Corporation	—	—	—	87	—	—	87
CIFG Assurance North America Inc.	—	—	—	—	—	69	69
MBIA Insurance Corporation	—	—	40	—	—	—	40
Other	—	—	221	742	86	—	1,049
Total	$842	$4,779	$20,619	$19,218	$11,028	$1,951	$58,437

In accordance with statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. All of the unauthorized reinsurers in the table above post collateral for the benefit of the Company in an amount equal to at least the sum of their ceded unearned premium reserve, loss reserves and contingency reserves, all calculated on a statutory basis of accounting. CIFG Assurance North America Inc. and Radian Asset Assurance Inc. are authorized reinsurers. Their collateral equals or exceeds their ceded statutory loss reserves. Collateral may be in the form of letters of credit or trust accounts. The total collateral posted by all non-affiliated reinsurers as of September 30, 2011 is approximately $1 billion.

Second-to-Pay

Insured Par Outstanding by Internal Rating

As of September 30, 2011

	Public Finance					Structured Finance
	AAA	AA	A	BBB	BIG	Super Senior	AAA	AA	A	BBB	BIG	Total
	(in millions)
Radian Asset Assurance Inc.	$—	$—	$13	$31	$11	$—	$1	$—	$—	$—	$—	$56
Syncora Guarantee Inc.	—	26	384	738	310	—	237	140	12	98	252	2,197
ACA Financial Guaranty Corp	—	7	—	5	—	—	—	—	—	—	—	12
Ambac Assurance Corporation	6	2,094	3,125	1,123	346	—	101	70	265	84	337	7,551
CIFG Assurance North America Inc.	—	11	69	133	45	—	—	—	—	—	—	258
MBIA Insurance Corporation	65	3,158	4,524	1,870	9	—	—	1,404	56	489	23	11,598
Financial Guaranty Insurance Co	—	185	1,197	560	336	476	745	—	182	10	63	3,754
Other	—	—	2,001	—	—	—	—	—	—	—	—	2,001
Total	$71	$5,481	$11,313	$4,460	$1,057	$476	$1,084	$1,614	$515	$681	$675	$27,427

Liquidity and Capital Resources

AGL and its Holding Company Subsidiaries

AGL and its holding company subsidiaries’ liquidity is largely dependent on its operating results and its access to external financing. Liquidity requirements include the payment of operating expenses, interest on debt of Assured Guaranty US Holdings Inc. (“AGUS”) and AGMH and dividends on common shares. AGL and its holding company subsidiaries may also require liquidity to make periodic capital investments in its operating subsidiaries. In the ordinary course of business, the Company evaluates its liquidity needs and capital resources in light of holding company expenses and dividend policy, as well as rating agency considerations. Management believes that AGL will have sufficient liquidity to satisfy its needs over the next twelve months, including the ability to pay dividends on AGL common shares. See “—Insurance Company Regulatory Restrictions” below for a discussion of dividend restrictions. In addition, under the terms of the purchase agreement under which AGMH was acquired, AGM is subject to a dividend restriction until July 1, 2012.

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

AGL and Holding Company Subsidiaries

Significant Cash Flow Items

	Nine Months
	2011	2010
	(in millions)
Dividends received and return of capital from subsidiaries	$99.0	$77.0
Share repurchases	(23.3)	(10.5)
Dividends paid	(24.8)	(24.9)
Interest paid	(52.5)	(52.5)

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

Payments made in settlement of the Company’s obligations arising from its insured portfolio may, and often do, vary significantly from year to year, depending primarily on the frequency and severity of payment defaults and whether the Company chooses to accelerate its payment obligations in order to mitigate future losses.

Claims Paid

	Nine Months
	2011	2010
	(in millions)
Claims paid	$822.8	$756.3
R&W recoveries (1)	(983.8)	(131.4)
Claims paid (recovered), net(2)	$(161.0)	$624.9

(1)                                  Includes recoveries under the Bank of America Agreement.

(2)                                  Includes $59.7 million and $95.9 million for consolidated FG VIEs for Nine Months 2011 and 2010, respectively.

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

Potential acceleration of claims with respect to CDS obligations occur with funded CDOs and synthetic CDOs, as described below:

•                  Funded CDOs:  The Company has credit exposure to the senior tranches of funded corporate CDOs. The senior tranches are typically rated triple-A at inception. While the majority of these exposures obligate the Company to pay only shortfalls in scheduled interest and principal at final maturity, in a limited number of cases the Company has agreed to physical settlement following a credit event. In these limited circumstances, the Company has adhered to internal limits within applicable statutory single-risk constraints. In these transactions, the credit events giving rise to a payment obligation are (a) the bankruptcy of the special purpose issuer or (b) the failure by the issuer to make a scheduled payment of interest or principal pursuant to the referenced senior debt security.

•                  Synthetic CDOs:  In the case of pooled corporate synthetic CDOs, where the Company’s credit exposure was typically set at super senior levels at inception, the Company is exposed to credit losses of a synthetic pool of corporate obligors following the exhaustion of a deductible. In these transactions, losses are typically calculated using ISDA cash settlement mechanics. As a result, the Company’s exposures to the individual corporate obligors within any synthetic transaction are constrained by the New York Insurance Law single-risk limits. In these transactions, the credit events giving rise to a payment obligation are generally (a) the reference entity’s bankruptcy; (b) failure by the reference entity to pay its debt obligations; and (c) in certain transactions, the restructuring of the reference entity’s debt obligations. The Company generally would not be required to make a payment until aggregate credit losses exceed the designated deductible threshold and only as each incremental default occurs. Once the deductible is exhausted, each further credit event would give rise to cash settlements.

Pooled Corporate CDS

	As of September 30, 2011		As of December 31, 2010
	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
Funded CDOs	$46,830	71%	$56,779	71%
Synthetic CDOs	19,406	29	23,154	29
Total pooled corporate CDS	$66,236	100%	$79,933	100%

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

Under Maryland’s insurance law, AGC may pay dividends out of earned surplus in any twelve-month period in an aggregate amount not exceeding the lesser of (a) 10% of policyholders’ surplus or (b) net investment income at the preceding December 31 (including net investment income that has not already been paid out as dividends for the three calendar years prior to the preceding calendar year) without prior approval of the Maryland Commissioner of Insurance. As of September 30, 2011, the amount available for distribution from AGC during 2011 with notice to, but without prior approval of, the Maryland Commissioner was approximately $111.2 million.

Under the New York Insurance Law, AGM may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by AGM during the preceding 12 months, the dividends do not exceed the lesser of (a) 10% of policyholders’ surplus as of its last statement filed with the Superintendent of Insurance of the State of New York (the “New York Superintendent”) or (b) adjusted net investment income (net investment income at the preceding December 31 plus net investment income that has not already been paid out as dividends for the three calendar years prior to the preceding calendar year) during this period. Based on AGM’s statutory statements for Nine Months 2011, the maximum amount available for payment of dividends by AGM without regulatory approval over the 12 months following September 30, 2011 was approximately $129.5 million.

The amount available at AG Re to pay dividends or make a distribution of contributed surplus in 2011 in compliance with Bermuda law is $1,150 million. However, any distribution that results in a reduction of 15% or more of AG Re’s total statutory capital, as set out in its previous years’ financial statements, would require the prior approval of the Bermuda Monetary Authority. Dividends are limited by requirements that the subject company must at all times (i) maintain the minimum solvency margin required under the Insurance Act of 1978 and (ii) have relevant assets in an amount at least equal to 75% of relevant liabilities, both as defined under the Insurance Act of 1978. AG Re, as a Class 3B insurer, is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the Authority an affidavit stating that it will continue to meet the required margins.

Cash Flows

Cash Flow Summary

	Nine Months
	2011	2010
	(in millions)
Net cash flows provided by (used in) operating activities	$601.0	$(104.3)
Net cash flows provided by (used in) investing activities	357.9	707.1
Net cash flows provided by (used in) financing activities	(897.8)	(551.0)
Effect of exchange rate changes	3.8	(1.5)
Cash at beginning of period	108.4	44.1
Total cash at the end of the period	$173.3	$94.4

Operating cash flows in Nine Months 2011 and 2010 include cash flows from FG VIEs. Claims paid on consolidated FG VIEs are presented in the consolidated cash flow statements as paydowns on FG VIE liabilities in financing activities as opposed to operating activities. Excluding consolidated FG VIEs the increase in operating cash flows was mainly due to the cash proceeds received from Bank of America Agreement.

Investing activities were primarily net sales (purchases) of fixed maturity and short-term investment securities. Investing cash flows in Nine Months 2011 and 2010 include $598.2 million inflow and $323.6 million inflow for FG VIEs, respectively.

Financing activities consisted primarily of paydowns of FG VIEs. Financing cash flows in Nine Months 2011 and 2010 include $830.1 million outflow and $497.3 million outflow for FG VIEs, respectively.

Commitments and Contingencies

Leases

AGL and its subsidiaries are party to various lease agreements. Future cash payments associated with contractual obligations pursuant to operating leases for office space have not materially changed since December 31, 2010.

Long-Term Debt Obligations

The principal and carrying values of the Company’s long-term debt issued by AGUS and AGMH were as follows:

Principal and Carrying Amounts of Debt

	As of September 30, 2011		As of December 31, 2010
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS:
7.0% Senior Notes	$200.0	$197.6	$200.0	$197.6
8.50% Senior Notes	172.5	171.8	172.5	171.0
Series A Enhanced Junior Subordinated Debentures	150.0	149.8	150.0	149.8
Total AGUS	522.5	519.2	522.5	518.4
AGMH(1):
6 7/8% QUIBS	100.0	67.3	100.0	67.0
6.25% Notes	230.0	135.7	230.0	135.0
5.60% Notes	100.0	53.4	100.0	53.0
Junior Subordinated Debentures	300.0	156.8	300.0	152.5
Total AGMH	730.0	413.2	730.0	407.5
AGM(1):
Notes Payable	102.4	109.3	119.3	127.0
Total AGM	102.4	109.3	119.3	127.0
Total	$1,354.9	$1,041.7	$1,371.8	$1,052.9

(1)                                  Principal amounts vary from carrying amounts due primarily to acquisition method fair value adjustments at the Acquisition Date, which are accreted or amortized into interest expense over the remaining terms of these obligations.

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

Debt Issued by AGM

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

Recourse Credit Facilities

2006 Credit Facility

On November 6, 2006, AGL and certain of its subsidiaries entered into a $300.0 million, five-year unsecured revolving credit facility (the “2006 Credit Facility”) with a syndicate of banks. Under the 2006 Credit Facility, each of AGC, Assured Guaranty (UK) Ltd., AG Re, Assured Guaranty Re Overseas Ltd. AGRO and AGL was entitled to request the banks to make loans to such borrower or to request that letters of credit be issued for the account of such borrower. As of September 30, 2011 and December 31, 2010, Assured Guaranty was in compliance with all of the financial covenants under the 2006 Credit Facility.  As of September 30, 2011, no amounts were outstanding under this facility nor had there been any borrowings during the life of the 2006 Credit Facility.  Letters of credit totaling approximately $2.9 million remained outstanding as of September 30, 2011 and December 31, 2010, respectively. The Company obtained the letters of credit in connection with entering into a lease for new office space in 2008, which space was subsequently sublet.  The 2006 Credit Facility expired on November 6, 2011.  The Company has determined it has sufficient liquidity and decided not to enter into a new revolving credit facility at this time.

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

AIG International Group, Inc. is one entity that has acted as equity payment undertaker in a number of transactions in which AGM acted as strip coverage provider. AIG was downgraded in the third quarter of 2008, and AGM was downgraded by Moody’s in the fourth quarter of 2008. As a result of those downgrades, as of September 30, 2011, 45 leveraged lease transactions in which AGM acts as strip coverage provider were breaching either a ratings trigger related to AIG or a ratings trigger related to AGM. For such 45 leveraged lease transactions, if early termination of the leases were to occur and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately

$1.1 billion as of September 30, 2011. If AGM were downgraded to A+ by S&P or A1 by Moody’s, as of September 30, 2011, another 26 leveraged lease transactions in which AGM acts as strip coverage provider would be affected. For such 26 leveraged lease transactions, if early termination of the leases were to occur and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of an additional approximately $1.0 billion as of September 30, 2011. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM guaranty. It is difficult to determine the probability that the Company will have to pay strip provider claims or the likely aggregate amount of such claims. At September 30, 2011, approximately $0.6 billion of cumulative strip par exposure had been terminated on a consensual basis. The consensual terminations have resulted in no claims on AGM.

On July 1, 2009, AGM and Dexia Crédit Local (“DCL”), acting through its New York Branch (“Dexia Crédit Local (NY)”), entered into a credit facility (the “Strip Coverage Facility”). Under the Strip Coverage Facility, Dexia Crédit Local (NY) agreed to make loans to AGM to finance all draws made by lessors on AGM strip policies that were outstanding as of November 13, 2008, up to the commitment amount. The commitment amount of the Strip Coverage Facility was $1 billion at closing of the AGMH Acquisition but is scheduled to amortize over time. As of September 30, 2011, the maximum commitment amount of the Strip Coverage Facility has amortized to $984.5 million. It may also be reduced in 2014 to $750 million, if AGM does not have a specified consolidated net worth at that time.

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

The Strip Coverage Facility’s financial covenants require that AGM and its subsidiaries maintain a maximum debt-to-capital ratio of 30% and maintain a minimum net worth of 75% of consolidated net worth as of July 1, 2009, plus, starting July 1, 2014, 25% of the aggregate consolidated net income (or loss) for the period beginning July 1, 2009 and ending on June 30, 2014 or, if the commitment amount has been reduced to $750 million as described above, zero. As of September 30, 2011, the Company was in compliance with all financial covenants under the Strip Coverage Facility.

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

As of September 30, 2011, no amounts were outstanding under this facility, nor have there been any borrowings during the life of this facility.

Under the Strip Coverage Facility, AGM covenants to deliver GAAP-compliant quarterly financial statements for itself and its consolidated subsidiaries within 60 days after the end of each fiscal quarter or 115 days after the end of the fiscal year.  Neither the failure to deliver financial statements on time nor the failure to deliver GAAP-compliant financials is an event of default, but would be a covenant breach that, until cured, would prevent AGM from borrowing under the Strip Coverage Facility.  In addition, the failure to deliver financial statements that present fairly the financial condition of AGM and its consolidated subsidiaries is a breach of representation and warranty that would prevent AGM from borrowing under the Strip Coverage Facility. However, if such financial statements are restated so as to make them present fairly the financial condition of AGM and its consolidated subsidiaries and AGM delivers such restated financial statements to Dexia, then AGM could resume borrowing. The Company anticipates that AGM would be able to borrow again by December 2011, and does not anticipate that AGM would have any need to borrow under the Strip Coverage Facility prior to that time.

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

As of September 30, 2011, no amounts were outstanding under this facility nor have there been any borrowings during the life of this facility.

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

As of September 30, 2011, no amounts were outstanding under this facility nor have there been any borrowings during the life of this facility.

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

The Put Agreements have no scheduled termination date or maturity. However, each Put Agreement will terminate if (subject to certain grace periods) (1) AGC fails to pay the put premium as required, (2) AGC elects to have the AGC Preferred Stock bear a fixed rate dividend (a “Fixed Rate Distribution Event”), (3) AGC fails to pay dividends on the AGC Preferred Stock, or the Custodial Trust’s fees and expenses for the related period, (4) AGC fails to pay the redemption price of the AGC Preferred Stock, (5) the face amount of a Custodial Trust’s CCS Securities is less than $20 million, (6) AGC terminates the Put Agreement, or (7) a decree of judicial dissolution of the Custodial Trust is entered. If, as a result of AGC’s failure to pay the put premium, the Custodial Trust is liquidated, AGC will be required to pay a termination payment, which will in turn be distributed to the holders of the AGC CCS Securities. The termination payment will be at a rate equal to 1.10% per annum of the amount invested in Eligible Assets calculated from the date of the failure to pay the put premium through the end of the applicable period. As of September 30, 2011 the put option had not been exercised.

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

The AGM CPS Securities

In June 2003, $200.0 million of AGM CPS Securities, money market preferred trust securities, were issued by trusts created for the primary purpose of issuing the AGM CPS Securities, investing the proceeds in high-quality commercial paper and selling put options to AGM, allowing AGM to issue the trusts noncumulative redeemable perpetual preferred stock (the “AGM Preferred Stock”) of AGM in exchange for cash. There are four trusts each with an initial aggregate face amount of $50 million. These trusts hold auctions every 28 days at which time investors submit bid orders to purchase AGM CPS Securities. If AGM were to exercise a put option, the applicable trust would transfer the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, to AGM in exchange for Preferred Stock of AGM. AGM pays a floating put premium to the trusts, which represents the difference between the commercial paper yield and the winning auction rate (plus all fees and expenses of the trust). If any auction does not attract sufficient clearing bids, however, the auction rate is subject to a maximum rate of 200 basis points above LIBOR for the next succeeding distribution period. Beginning in August 2007, the AGM CPS Securities required the maximum rate for each of the relevant trusts. AGM continues to have the ability to exercise its put option and cause the related trusts to purchase AGM Preferred Stock. The trusts provide AGM access to new capital at its sole discretion through the exercise of the put options. The Company does not consider itself to be the primary beneficiary of the trusts because it does not retain the majority of the residual benefits or expected losses. As of September 30, 2011 the put option had not been exercised.

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

Fixed Maturity Securities and Short-Term Investments

The Company’s fixed maturity securities and short-term investments had a duration of 4.7 years as of September 30, 2011, compared with 5.0 years as of December 31, 2010. The Company’s fixed maturity securities are designated as available-for-sale. Fixed maturity securities are reported at their fair value, and the change in fair value is reported as part of AOCI except for the credit component of the unrealized loss for securities deemed to be OTTI. The Company reviews the investment portfolio for possible impairment losses. If management believes the decline in fair value is “other-than-temporary,” the Company writes down the carrying value of the investment and records a realized loss in the consolidated statements of operations for an amount equal to the credit component of the unrealized loss. For additional information, see Note 9, Investments, of the Financial Statements.

Fair value of fixed maturity securities is based upon market prices provided by either independent pricing services or, when such prices are not available, by reference to broker or underwriter bid indications. The Company’s fixed maturity and short term portfolio is primarily invested in publicly traded securities. For more information about the Investment Portfolio and a detailed description of the Company’s valuation of investments see Note 9, Investments, of the Financial Statements.

Fixed Maturity Securities and Short-Term Investments

by Security Type

	As of September 30, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in millions)
Fixed maturity securities:
U.S. government and agencies	$862.6	$73.9	$(0.1)	$936.4
Obligations of state and political subdivisions	5,066.8	303.4	(1.8)	5,368.4
Corporate securities	1,064.7	48.3	(2.3)	1,110.7
Mortgage-backed securities(1):
RMBS	1,341.9	68.3	(80.6)	1,329.6
CMBS	490.8	17.6	(0.0)	508.4
Asset-backed securities	492.5	28.0	(19.4)	501.1
Foreign government securities	331.0	10.9	(5.3)	336.6
Total fixed maturity securities	9,650.3	550.4	(109.5)	10,091.2
Short-term investments	873.3	—	—	873.3
Total fixed maturity and short-term investments	$10,523.6	$550.4	$(109.5)	$10,964.5

	As of December 31, 2010 (restated)
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in millions)
Fixed maturity securities:
U.S. government and agencies	$1,000.3	$48.3	$(0.4)	$1,048.2
Obligations of state and political subdivisions	4,922.0	99.9	(62.0)	4,959.9
Corporate securities	980.1	25.2	(12.8)	992.5
Mortgage-backed securities(1):
RMBS	1,158.9	56.5	(44.3)	1,171.1
CMBS	365.7	14.8	(1.4)	379.1
Asset-backed securities	498.2	9.9	(5.2)	502.9
Foreign government securities	349.5	5.3	(6.2)	348.6
Total fixed maturity securities	9,274.7	259.9	(132.3)	9,402.3
Short-term investments	1,055.3	0.3	—	1,055.6
Total fixed maturity and short-term investments	$10,330.0	$260.2	$(132.3)	$10,457.9

(1)                                  As of September 30, 2011 and December 31, 2010, respectively, approximately 65% and 64% of the Company’s total mortgage-backed securities were government agency obligations.

The following tables summarize, for all fixed maturity securities in an unrealized loss position as of September 30, 2011 and December 31, 2010, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed Maturity Securities

Gross Unrealized Loss by Length of Time

	As of September 30, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
U.S. government and agencies	$3.8	$(0.1)	$—	$—	$3.8	$(0.1)
Obligations of state and political subdivisions	45.3	(0.9)	49.7	(0.9)	95.0	(1.8)
Corporate securities	153.1	(2.3)	—	—	153.1	(2.3)
Mortgage-backed securities:
RMBS	121.4	(54.6)	32.8	(26.0)	154.2	(80.6)
CMBS	9.9	(0.0)	—	—	9.9	(0.0)
Asset-backed securities	22.5	(19.3)	2.2	(0.1)	24.7	(19.4)
Foreign government securities	143.0	(5.3)	—	—	143.0	(5.3)
Total	$499.0	$(82.5)	$84.7	$(27.0)	$583.7	$(109.5)
Number of securities		81		23		104
Number of securities with OTTI		6		3		9

	As of December 31, 2010 (restated)
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
U.S. government and agencies	$20.5	$(0.4)	$—	$—	$20.5	$(0.4)
Obligations of state and political subdivisions	1,694.5	(58.9)	23.5	(3.1)	1,718.0	(62.0)
Corporate securities	403.6	(12.8)	—	—	403.6	(12.8)
Mortgage-backed securities:
RMBS	143.4	(32.1)	37.3	(12.2)	180.7	(44.3)
CMBS	92.6	(1.4)	—	—	92.6	(1.4)
Asset-backed securities	228.3	(5.1)	2.3	(0.1)	230.6	(5.2)
Foreign government securities	245.3	(6.2)	—	—	245.3	(6.2)
Total	$2,828.2	$(116.9)	$63.1	$(15.4)	$2,891.3	$(132.3)
Number of securities		405		18		423
Number of securities with OTTI		10		3		13

The decrease in gross unrealized losses during the Nine Months 2011 was due to $32.6 million of OTTI losses realized during the period and the continuing decrease in U.S. Treasury yields during Third Quarter 2011. Of the securities in an unrealized loss position for 12 months or more as of September 30, 2011, 6 securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of September 30, 2011 was $24.8 million. The unrealized loss is yield-related and not specific to individual issuer credit. The Company has determined that these securities were not other-than-temporarily-impaired as of September 30, 2011.

Approximately 92% and 90% of the Company’s investments were long-term fixed maturity securities based on fair value, as at September 30, 2011 and December 31, 2010, respectively. Changes in interest rates affect the value of the Company’s fixed maturity portfolio. As interest rates fall, the fair value of fixed maturity securities increases, and as interest rates rise, the fair value of fixed maturity securities decreases. The Company’s portfolio of fixed maturity securities consists primarily of high-quality, liquid instruments. The Company continues to receive sufficient information to value its investments and has not had to modify its approach due to the current market conditions.

The amortized cost and estimated fair value of the Company’s available-for-sale fixed maturity securities as of September 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed Maturity Securities by Contractual Maturity

	As of September 30, 2011
	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$285.2	$283.9
Due after one year through five years	1,700.7	1,760.5
Due after five years through ten years	2,425.9	2,605.8
Due after ten years	3,405.8	3,603.0
Mortgage-backed securities:
RMBS	1,341.9	1,329.6
CMBS	490.8	508.4
Total	$9,650.3	$10,091.2

The following table summarizes the ratings distributions of the Company’s investment portfolio as of September 30, 2011 and December 31, 2010. Ratings reflect the lower of the Moody’s and S&P classifications, except for bonds purchased for loss mitigation or risk management strategies, which use Assured Guaranty’s internal ratings classifications.

Distribution of Fixed Maturity Securities by Rating

Rating	As of September 30, 2011	As of December 31, 2010
AAA	19.3%	43.2%
AA	61.9	36.1
A	15.2	15.0
BBB	0.2	1.8
BIG(1)	1.5	2.0
Not rated(1)	1.9	1.9
Total	100.0%	100.0%

(1)                                  Include securities purchased or obtained as part of loss mitigation or other risk management strategies of $719.2 million in par with carrying value of $342.0 million or 3.4% of fixed maturity securities as of September 30, 2011 and of $748.7 million in par with carrying value of $309.1 million or 3.3% of fixed maturity securities as of December 31, 2010.

As of September 30, 2011, the Company’s investment portfolio contained 21 securities that were not rated or rated BIG compared to 37 securities as of December 31, 2010. As of September 30, 2011 and December 31, 2010, the weighted average credit quality of the Company’s entire investment portfolio was AA.

The Company purchased securities that it has insured, and for which it has expected losses, in order to mitigate the economic effect of insured losses. These securities were purchased at a discount and are accounted for excluding the effects of the Company’s insurance on the securities. As of September 30, 2011, securities purchased for loss mitigation purposes, excluding securities issued by consolidated VIEs, had a fair value of $148.0 million, representing $473.8 million of par. Under the terms of certain credit derivative contracts, the Company has obtained the obligations referenced in the transactions and recorded such assets in fixed maturity securities in the consolidated balance sheets. Such amounts totaled $194.0 million, representing $245.4 million in par.

As of September 30, 2011, $1,458.3 million of the Company’s fixed maturity securities were guaranteed by third parties. The following table presents the fair value of securities with third-party guaranties by underlying credit rating:

Rating(1)	As of September 30, 2011
(in millions)
AAA	$2.3
AA	838.6
A	607.5
BBB	—
BIG	8.0
Not Available	1.9
Total	$1,458.3

(1)                                  Ratings are lower of Moody’s and S&P.

Distribution by Third-Party Guarantor

Guarantor	As of September 30, 2011
(in millions)
MBIA Insurance Corporation	$803.9
Ambac Assurance Corporation	596.8
Other	57.6
Total	$1,458.3

Short-term investments include securities with maturity dates equal to or less than one year at the time of purchase. The Company’s short-term investments consist of money market funds, discounted notes and certain time deposits for foreign cash portfolios. Short-term investments are reported at fair value.

Under agreements with its cedants and in accordance with statutory requirements, the Company maintains fixed maturity securities in trust accounts for the benefit of reinsured companies, which amounted to $406.1 million and $365.3 million as of September 30, 2011 and December 31, 2010, respectively. In addition, to fulfill state licensing requirements the Company has placed on deposit eligible securities of $23.1 million and $19.2 million as of September 30, 2011 and December 31, 2010, respectively, for the protection of the policyholders.

Under certain derivative contracts, the Company is required to post eligible securities as collateral. The need to post collateral under these transactions is generally based on mark-to-market valuations in excess of contractual thresholds. The fair market value of the Company’s pledged securities totaled $774.3 million and $765.9 million as of September 30, 2011 and December 31, 2010, respectively.

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

Investment in Portfolio Funding Company LLC I

In the third quarter of 2010, as part of loss mitigation efforts under a CDS contract insured by the Company, the Company acquired a 50% interest in Portfolio Funding Company LLC I (“PFC”). PFC owns the distribution rights of a motion picture film library. The Company accounts for its interest in PFC as an equity investment. The Company’s equity earnings in PFC are included in net change in fair value of credit derivatives, as any proceeds from the investment are used to offset the Company’s payments under its CDS contract.

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

The GIC Business

Until November 2008, AGMH issued, through its financial products business, AGM-insured GICs to municipalities and other market participants.  The GICs were issued through AGMH’s non-insurance subsidiaries (the “GIC Issuers”) FSA Capital Management Services LLC, FSA Capital Markets Services LLC and FSA Capital Markets Services (Caymans) Ltd.  In return for an initial payment, each GIC entitles its holder to receive the return of the holder’s invested principal plus interest at a specified rate, and to withdraw principal from the GIC as permitted by its terms.  AGM insures the GIC Issuer’s payment obligations on all GICs issued by the applicable GIC Issuer.

The proceeds of GICs issued by the GIC Issuers were loaned to AGMH’s former subsidiary FSA Asset Management LLC (“FSAM”) pursuant to certain intercompany financing agreements between the GIC Issuers and FSAM (the “Intercompany Financings”).  FSAM in turn invested these funds in fixed-income obligations (primarily residential mortgage-backed securities, but also short-term investments, securities issued or guaranteed by U.S. government sponsored agencies, taxable municipal bonds, securities issued by utilities, infrastructure-related securities, collateralized debt obligations, other asset-backed securities and foreign currency denominated securities) that satisfied AGM’s investment criteria (the “FSAM assets”).  The terms governing FSAM’s repayment of GIC proceeds to the GIC Issuers under the Intercompany Financings were intended to match the payment terms under the related GIC.  FSAM historically depended in large part on operating cash flow from interest and principal payments on the FSAM assets to provide sufficient liquidity to pay the GICs on a timely basis.  FSAM also sought to manage the financial products business liquidity risk through the maintenance of liquid collateral and liquidity agreements.  During the course of 2008, AGMH’s former financial products business developed significant liquidity shortfalls as a result of a number of factors, including (i) greater-than-anticipated GIC withdrawals and terminations due, for the most part, to redemptions caused by events of default under collateralized debt obligations backed by asset-backed securities and under-collateralized loan obligations; (ii) slower-than-anticipated amortization of residential mortgage-backed securities, which comprised most of the portfolio of FSAM assets; (iii) redemption/collateralization requirements triggered by the downgrade of AGM’s financial strength ratings; and (iv) a significant decline in market value of certain of the FSAM assets due to a general market dislocation, leading to many of the FSAM assets becoming illiquid.

Prior to the completion of the AGMH Acquisition, AGMH transferred its ownership interest in the GIC Issuers and FSAM to Dexia Holdings.  Even though AGMH no longer owns the GIC Issuers or FSAM, AGM’s guarantees of the GICs remain in place, and must remain in place until each GIC is terminated.

In connection with the AGMH Acquisition and as further described below, Dexia SA, Dexia Holdings’ ultimate parent, and certain of its affiliates have entered into a number of agreements pursuant to which they have guaranteed certain amounts, agreed to lend certain amounts or post liquid collateral, and agreed to provide hedges against interest rate risk to or in respect of AGMH’s former financial products business, including the GIC business.  The purpose of these agreements is to mitigate the credit, interest rate and liquidity risks described above that are primarily associated with the GIC business and the related AGM guarantees.  These agreements include a guaranty jointly and severally issued by Dexia SA and DCL to AGM that guarantees the payment obligations of AGM under its policies related to the GIC business, and an indemnification agreement between AGM, Dexia SA and DCL that protects AGM from other losses arising out of or as a result of the GIC business, as well as the liquidity facilities and the swap agreements described below.

On June 30, 2009, to support the payment obligations of FSAM and the GIC Issuers, each of Dexia SA and DCL entered into two separate ISDA Master Agreements, each with its associated schedule, confirmation and credit support annex (the “Guaranteed Put Contract” and the “Non-Guaranteed Put Contract” respectively, and collectively, the “Dexia Put Contracts”), the economic effect of which is that Dexia SA and DCL jointly and severally guarantee the scheduled payments of interest and principal in relation to each FSAM asset, as well as any failure of Dexia to provide liquidity or liquid collateral under the committed liquidity lending facilities provided by Dexia affiliates.  The Dexia Put Contracts reference separate portfolios of FSAM assets to which assets owned by FSAM as of September 30, 2008 were allocated, with the less-liquid assets and the assets with the lowest mark-to-market values generally being allocated to the Guaranteed Put Contract.

On May 27, 2011, Dexia issued a press release announcing the acceleration of its asset divestment program as part of the financial restructuring of its group. Since such announcement, through September 30, 2011, (i) Dexia has from time to time exercised its par call option under the Guaranteed Put Contract with respect to all of the FSAM assets covered thereby, having, as of the respective dates of such calls, an aggregate outstanding principal balance of $9.2 billion, thus transferring to FSAM an equal amount of cash, and (ii) FSAM has applied a portion of such cash proceeds to reduce the outstanding principal amount of its borrowings under certain committed liquidity lending facilities provided by Dexia affiliates by approximately $5.3 billion (to approximately $1.9 billion at September 30, 2011), with the balance of approximately $3.9 billion used to purchase permitted investments in accordance with the transaction documents entered into at the time of the AGMH Acquisition.  As a result, the credit, interest rate and liquidity protection provided by the Guaranteed Put Contract effectively terminated when the last FSAM asset covered thereby was sold.

Separately, pursuant to the Non-Guaranteed Put Contract, FSAM may put an amount of FSAM assets to Dexia SA and DCL:

•              in exchange for funds in an amount generally equal to the lesser of:

(a)           the outstanding principal balance of the GICs and

(b)           the shortfall related to (i) the failure of a Dexia party to provide liquidity or collateral as required under the committed liquidity lending facilities provided by Dexia affiliates, as described below (a “Liquidity Default Trigger”), or (ii) the failure by either Dexia SA or DCL to transfer the required amount of eligible collateral under the credit support annex of the Non-Guaranteed Put Contract (a “Collateral Default Trigger”);

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

(a)           the aggregate outstanding principal amount of all FSAM assets and

(b)           the aggregate outstanding principal balance of all of the GICs, upon the occurrence of an insolvency event with respect to Dexia SA as set forth in the Non-Guaranteed Put Contract (a “Bankruptcy Trigger”).

To secure the Non-Guaranteed Put Contract, Dexia SA and DCL will, pursuant to the credit support annex thereto, post eligible highly liquid collateral having an aggregate value (subject to agreed reductions) equal to at least the excess of (i) the aggregate principal amount of all outstanding GICs over (ii) the aggregate mark-to-market value of FSAM’s assets.  The agreed-to reductions applicable to the value of FSAM assets range from 98% to 82% percent for obligations backed by the full faith and credit of the United States, sovereign obligations of the United

Kingdom, Germany, the Netherlands, France or Belgium, obligations guaranteed by the Federal Deposit Insurance Corporation (FDIC) and for mortgage securities issued or guaranteed by U.S. sponsored agencies, and range from 75% to 0% for the other FSAM assets.

As of September 30, 2011, the aggregate accreted GIC balance was approximately $5.7 billion. As of the same date, with respect to the FSAM assets covered by the Non-Guaranteed Put Contract, the aggregate principal balance was approximately $7.8 billion, the aggregate market value was approximately $7.2 billion and the aggregate market value after agreed reductions was approximately $6.0 billion. Cash and net derivative value constituted another $0.3 billion of assets.

As of September 30, 2011, because the aggregate mark-to-market value of the FSAM assets exceeded the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC Subsidiaries, no posting of collateral was required under the credit support annex applicable to the Non-Guaranteed Put Contract.  Under the terms of that credit support annex, the collateral posting is recalculated on a weekly basis according to the formula set forth in the credit support annex, and a collateral posting is required whenever the collateralization levels tested by the formula are not satisfied, subject to a threshold of up to $5 million.

To provide additional support to the GIC Issuers’ ability to pay their GIC obligations when due, Dexia affiliates have agreed to assume the risk of loss and support the payment obligations of the GIC Subsidiaries in respect of the GICs and the GIC business by providing liquidity commitments to lend against the FSAM assets.  The term of the commitments will generally extend until the GICs have been paid in full.  The liquidity commitments comprise (i) an amended and restated revolving credit agreement (the “Liquidity Facility”) pursuant to which DCL and Dexia Bank Belgium SA commit to provide funds to FSAM in an amount up to $8.0 billion (approximately $1.9 billion of which was outstanding as of September 30, 2011), and (ii) a master repurchase agreement (the “Repurchase Facility Agreement” and, together with the Liquidity Facility, the “Guaranteed Liquidity Facilities”) pursuant to which DCL will provide up to $3.5 billion of funds in exchange for the transfer by FSAM to DCL of FSAM securities that are not eligible to satisfy collateralization obligations of the GIC Issuers under the GICs.  As of September 30, 2011, no amounts were outstanding under the Repurchase Facility Agreement.  The failure of the Dexia affiliates to perform on the Guaranteed Liquidity Facilities will trigger Dexia SA’s and DCL’s obligations to purchase FSAM assets under the Non-Guaranteed Put Contract, as described above.

Despite the execution of the Non-Guaranteed Put Contract and the Guaranteed Liquidity Facilities, and the significant portion of FSAM assets comprised of highly liquid securities backed by the full faith and credit of the United States (as of September 30, 2011 approximately 64.1% of the FSAM Assets (measured by aggregate principal balance) was in cash or were obligations backed by the full faith and credit of the United States), AGM remains subject to the risk that Dexia may not make payments or securities available (i) on a timely basis, which is referred to as “liquidity risk,” or (ii) at all, which is referred to as “credit risk,” because of the risk of default. Even if Dexia has sufficient assets to pay all amounts when due, concerns regarding Dexia’s financial condition or willingness to comply with their obligations could cause one or more rating agencies to view negatively the ability or willingness of Dexia and its affiliates to perform under their various agreements and could negatively affect AGM’s ratings.  If Dexia or its affiliates do not fulfill their contractual obligations, the Financial Products Companies may not have the financial ability to pay upon the withdrawal of GIC funds or post collateral or make other payments in respect of the GICs, thereby resulting in claims upon the AGM financial guaranty insurance policies.  If AGM is required to pay a claim due to a failure of the GIC Subsidiaries to pay amounts in respect of the GICs, AGM is subject to the risk that the GICs will not be paid from funds received from Dexia before it is required to make payment under its financial guaranty policies, or that it will not receive the guaranty payment at all.

One situation in which AGM may be required to pay claims in respect of AGMH’s former financial products business if Dexia and its affiliates do not comply with their obligations is if AGM is downgraded.  Most of the GICs insured by AGM allow for the withdrawal of GIC funds in the event of a downgrade of AGM, unless the relevant GIC Issuer posts collateral or otherwise enhances its credit.  Most GICs insured by AGM allow for the termination of the GIC contract and a withdrawal of GIC funds at the option of the GIC holder in the event of a downgrade of AGM below a specified threshold, generally below A- by S&P or A3 by Moody’s, with no right of the GIC Issuer to avoid such withdrawal by posting collateral or otherwise enhancing its credit. Each GIC contract stipulates the thresholds below which the GIC provider must post eligible collateral along with the types of securities eligible for posting and the collateralization percentage applicable to each security type.  These collateralization percentages range from 100% of the GIC balance for cash posted as collateral to, typically, 108% for asset-backed securities. At September 30, 2011, a downgrade of AGM to below AA- by S&P and Aa3 by Moody’s (i.e., A+ by S&P and A1 by Moody’s) would result in withdrawal of $413.1 million of GIC funds and the need to post collateral on GICs with a balance of $4.6 billion. In the event of such a downgrade, assuming an average margin of 105%, the market value as of September 30, 2011 that the GIC Issuers would be required to post in order to avoid withdrawal of any GIC funds would be $4.8 billion.

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

Strip Coverage Facility for the Leveraged Lease Business

Under the Strip Coverage Facility entered into in connection with the AGMH Acquisition, Dexia Credit Local (NY) agreed to make loans to AGM to finance all draws made by lessors on certain AGM strip policies, as described further under “Commitments and Contingencies—Recourse Credit Facilities—2009 Strip Coverage Facility” under this Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. AGM may request advances under the Strip Coverage Facility without any explicit limit on the number of loan requests, provided that the aggregate principal amount of loans outstanding as of any date may not initially exceed the commitment amount. The commitment amount:

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

As of September 30, 2011, the maximum commitment amount of the Strip Coverage Facility had amortized to $984.5 million. As of September 30, 2011, no advances were outstanding under the Strip Coverage Facility.

Dexia Crédit Local (NY)’s commitment to make advances under the Strip Coverage Facility is subject to the satisfaction by AGM of customary conditions precedent, including compliance with certain financial covenants, and will terminate at the earliest of (i) the occurrence of a change of control with respect to AGM, (ii) the reduction of the Commitment Amount to $0 and (iii) January 31, 2042.

Under the Strip Coverage Facility, AGM covenants to deliver GAAP-compliant quarterly financial statements for itself and its consolidated subsidiaries within 60 days after the end of each fiscal quarter or 115 days after the end of the fiscal year.  Neither the failure to deliver financial statements on time nor the failure to deliver GAAP-compliant financials is an event of default, but would be a covenant breach that, until cured, would prevent AGM from borrowing under the Strip Coverage Facility.  In addition, the failure to deliver financial statements that present fairly the financial condition of AGM and its consolidated subsidiaries is a breach of representation and warranty that would prevent AGM from borrowing under the Strip Coverage Facility. However, if such financial statements are restated so as to make them present fairly the financial condition of AGM and its consolidated subsidiaries and AGM delivers such restated financial statements to Dexia, then AGM could resume borrowing. The Company anticipates that AGM would be able to borrow again by December 2011, and does not anticipate that AGM would have any need to borrow under the Strip Coverage Facility prior to that time.

Item 3.  Market Risk

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for an updated sensitivity analysis for credit derivatives and expected losses on contracts accounted for as insurance. There were no material changes in market risk since December 31, 2010.

Item 4.  Controls and Procedures

AGL’s Chief Executive Officer and Chief Financial Officer, in consultation with the Audit Committee, have concluded that the restatement errors  related to intercompany eliminations between the Company’s consolidated financial guaranty VIEs and the insurance company subsidiaries of Assured Guaranty, described in Note 2 to the Assured Guaranty financial statements under Part I, Financial Statements, resulted from a material weakness in Assured Guaranty’s internal control over financial reporting as of September 30, 2011.  Specifically, the Company did not maintain effective controls over intercompany eliminations for consolidated financial guaranty variable interest entities.  Effective controls were not in place to ensure the completeness of the intercompany eliminations and the accuracy of reconciliations which impacted the financial guaranty variable interest entities’ liabilities and the net change in financial guaranty variable interest entities.  During the Third Quarter 2011, the Company implemented measures to remediate this material weakness.  As of September 30, 2011, however, effective controls were not in place for a sufficient period of time to allow management to conclude that the material weakness had been remediated.  As a result, AGL’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not, as of September 30, 2011, effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by AGL (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act.

The financial statements included in this Form 10-Q were prepared with particular attention to the material weakness. The Company concluded that the financial statements included in this Form 10-Q fairly present, in all material respects, the financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. generally accepted accounting principles.

The Company continually reviews its disclosure controls and procedures and makes changes, as necessary, to ensure the quality of its financial reporting. As detailed below, the Company implemented certain additional controls that it believes will remediate the material weakness that existed at September 30, 2011.

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

Risks Related to the Restatement

As a result of the material weakness discussed above, the Company’s disclosure controls and procedures were not effective and failed to timely prevent or detect errors in its consolidated financial statements which led to the restatement herein. As of the date of this Form 10-Q and as described above, management has implemented remedial measures related to the identified material weakness. If the Company’s efforts to remediate the weakness identified are not successful, or if other deficiencies occur, these weaknesses or deficiencies could result in misstatements of the Company’s results of operations, additional restatements of the Company’s consolidated financial statements, a decline in its stock price and investor confidence or other material effects on its business, reputation, results of operations, financial condition or liquidity.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Lawsuits arise in the ordinary course of the Company’s business. It is the opinion of the Company’s management, based upon the information available, that the expected outcome of litigation against the Company, individually or in the aggregate, will not have a material adverse effect on the Company’s financial position or liquidity, although an adverse resolution of litigation against the Company in a quarter or fiscal year could have a material adverse effect on the Company’s results of operations in a particular quarter or fiscal year. In addition, in the ordinary course of their respective businesses, certain of the Company’s subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods. For example, as described in “Financial Guaranty Insurance Contracts—Loss Estimation Process—Recovery Litigation” within Note 5 of the Financial Statements, as of the date of this filing, AGC and AGM have filed complaints against certain sponsors and underwriters of RMBS securities that AGC or AGM had insured, alleging, among other claims, that such persons had breached representations and warranties in the transaction documents, failed to cure or repurchase defective loans and/or violated state securities laws. The amounts, if any, the Company will recover in proceedings to recover losses are uncertain, and recoveries, or failure to obtain recoveries, in any one or more of these proceedings during any quarter or fiscal year could be material to the Company’s results of operations in that particular quarter or fiscal year.

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

In August 2008, a number of financial institutions and other parties, including AGM and other bond insurers, were named as defendants in a civil action brought in the circuit court of Jefferson County, Alabama relating to the County’s problems meeting its debt obligations on its $3.2 billion sewer debt: Charles E. Wilson vs. JPMorgan Chase & Co et al (filed the Circuit Court of Jefferson County, Alabama), Case No. 01-CV-2008-901907.00, a putative class action. The action was brought on behalf of rate payers, tax payers and citizens residing in Jefferson County, and alleges conspiracy and fraud in connection with the issuance of the County’s debt. On January 13, 2011, the circuit court issued an order denying a motion by the bond insurers and other defendants to dismiss the action. Defendants, including the bond insurers, have petitioned the Alabama Supreme Court for a writ of mandamus to the circuit court vacating such order and directing the dismissal with prejudice of plaintiffs’ claims for lack of standing. The complaint in this lawsuit seeks equitable relief, unspecified monetary damages, interest, attorneys’ fees and other costs.  The Company cannot reasonably estimate the possible loss or range of loss that may arise from this lawsuit.

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

On April 8, 2011, AG Re and AGC filed a Petition to Compel Arbitration with the Supreme Court of the State of New York, requesting an order compelling Ambac Assurance Corporation (“Ambac”) to arbitrate Ambac’s disputes with AG Re and AGC concerning their obligations under reinsurance agreements with Ambac. In March 2010, Ambac placed a number of insurance policies that it had issued, including policies reinsured by AG Re and AGC pursuant to the reinsurance agreements, into a segregated account. The Wisconsin state court has approved a rehabilitation plan whereby permitted claims under the policies in the segregated account will be paid 25% in cash and 75% in surplus notes issued by the segregated account. Ambac has advised AG Re and AGC that it has and intends to continue to enter into commutation agreements with holders of policies issued by Ambac, and reinsured by AG Re and AGC, pursuant to which Ambac will pay a combination of cash and surplus notes to the policyholder. AG Re and AGC have informed Ambac that they believe their only current payment obligation with respect to the commutations arises from the cash payment, and that there is no obligation to pay any amounts in respect of the surplus notes until payments of principal or interest are made on such notes. Ambac has disputed this position on one commutation and may take a similar position on subsequent commutations. On April 15, 2011, attorneys for the Wisconsin Insurance Commissioner, as Rehabilitator of Ambac’s segregated account, and for Ambac filed a motion with Lafayette County, Wis., Circuit Court Judge William Johnston, asking him to find AG Re and AGC to be in violation of an injunction protecting the interests of the segregated account by their seeking to compel arbitration on this matter and failing to pay in full all amounts with respect to Ambac’s payments in the form of surplus notes. On June 14, 2011, Judge Johnston issued an order granting the Rehabilitator’s and Ambac’s motion to enforce the injunction against AGC and AG Re and the parties filed a stipulation dismissing the Petition to Compel Arbitration without prejudice. AGC and AG Re are appealing Judge Johnston’s order to the Wisconsin Court of Appeals.

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

Item 1A.  Risk Factors

The following information, which could materially affect the Company’s business, financial condition or future results, contains material updates and/or additions to the risk factors set forth in Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2010 and Part II, “Item 1A. Risk Factors” of the Company’s Quarterly Report on form 10-Q, as amended, for the quarter ended March 31, 2011, and should be considered carefully and read in conjunction with the information set forth in such Annual Report on Form 10-K, Quarterly Report on Form 10-Q, and in the Company’s other filings with the SEC.  The risks and uncertainties described below are not the only ones the Company faces.  Additional risks not presently known to the Company or that it currently deems immaterial may also impair its business or results of operations.  Any of the risks described below could result in a significant or material adverse effect on the Company’s results of operations or financial condition.

A downgrade of the financial strength or financial enhancement ratings of any of the Company’s insurance and reinsurance subsidiaries would adversely affect its business and prospects and, consequently, its results of operations and financial condition.

The financial strength and financial enhancement ratings assigned by Standard and Poor’s Ratings Services (“S&P”) and Moody’s Investor Services, Inc. (“Moody’s”) to the Company’s insurance and reinsurance subsidiaries provide the rating agencies’ opinions of the insurer’s financial strength and ability to meet ongoing obligations to policyholders and cedants in accordance with the terms of the financial guaranties it has issued or the reinsurance agreements it has executed.  The ratings also reflect qualitative factors, such as the rating agencies’ opinion of an insurer’s business strategy and franchise value, the anticipated future demand for its product, the composition of its portfolio, and its capital adequacy, profitability and financial flexibility.  Issuers, investors, underwriters, credit derivative counterparties, ceding companies and others consider the Company’s financial strength or financial enhancement ratings an important factor when deciding whether or not to utilize a financial guaranty or purchase reinsurance from the Company’s insurance or reinsurance subsidiaries.  A downgrade by a rating agency of the financial strength or financial enhancement ratings of the Company’s subsidiaries could impair the Company’s financial condition, results of operation, liquidity, business prospects or other aspects of the Company’s business. The ratings assigned by the rating agencies that publish financial strength or financial enhancement ratings on the Company’s insurance subsidiaries are subject to frequent review and may be downgraded by a rating agency as a result of a number of factors, including, but not limited to, the rating agency’s revised stress loss estimates for the Company’s portfolio, adverse developments in the Company’s or the subsidiaries’ financial condition or results of operations due to underwriting or investment losses or other factors, changes in the rating agency’s outlook for the financial guaranty industry or in the markets in which the Company operates, or a revision in the rating agency’s capital model or ratings methodology.  Their reviews occur at any time and without notice to the Company and could result in a decision to downgrade, revise or withdraw the financial strength or financial enhancement ratings of AGL’s insurance and reinsurance subsidiaries. Since 2008, each of S&P and Moody’s has reviewed and downgraded the financial strength ratings of AGL’s insurance and reinsurance subsidiaries, including AGC, AGM and AG Re.  In addition, the rating agencies have from time to time changed the ratings outlook for certain of the Company’s subsidiaries to “negative” from “stable” or have put the ratings of the Company on CreditWatch negative.

The most recent rating action by S&P on AGL and its subsidiaries took place on September 27, 2011, when S&P published a Research Update in which it placed its ratings of Assured Guaranty on CreditWatch Negative.  This action included changing the financial strength ratings of AGC and AGM from AA+ (Negative Outlook) to AA+ (CreditWatch Negative), and the AA (Negative Outlook) rating of AG Re to AA (CreditWatch Negative), signifying that S&P may downgrade such financial strength ratings in the near future.  In the Research Update, S&P stated that the CreditWatch placement is due to significant concentration risk in Assured Guaranty’s consolidated insured portfolio; the portfolio contains exposures that are not consistent with S&P’s new bond insurance rating criteria and breach the “largest obligor test” in such new criteria.  The largest obligor test appears to have the effect of significantly reducing Assured Guaranty’s allowed single risk limits and limiting its financial strength rating level.  S&P published updated criteria in Bond Insurance Rating Methodology and Assumptions on August 25, 2011, subsequent to its publication of Request for Comment: Bond Insurance Criteria on January 24, 2011.  According to S&P, based on statements from Assured Guaranty’s management that Assured Guaranty intends to take action such as create capital or utilize additional forms of reinsurance to mitigate these concentration risks, it is likely such actions, if taken, would support financial strength ratings in the “AA” category.  S&P noted that it expects to resolve this CreditWatch placement no later than November 30, 2011.  The Company is considering transactions that are designed to create capital and/or mitigate its concentration risks but can give no assurance that it will be able to complete the transactions at all or on terms that are acceptable.  If it cannot do so, S&P may downgrade the financial strength ratings of AGL and its subsidiaries, which downgrade may have an adverse impact on the Company’s financial condition, results of operation, liquidity, business prospects or other aspects of the Company’s business and on its insured portfolio.

The most recent rating action by Moody’s on AGL and its subsidiaries took place on December 18, 2009, when Moody’s concluded the financial strength rating review of AGC and AG Re that it had initiated on November 12, 2009 (when it downgraded the insurance financial strength ratings of AGC and AGUK from Aa2 to Aa3 and of AG Re, AGRO and Assured Guaranty Mortgage Insurance Company from Aa3 to A1, and placed all of the insurance companies’ ratings on review for possible downgrade).  In December 2009, Moody’s confirmed the Aa3 insurance financial strength rating of AGC and AGUK, and the A1 insurance financial strength rating of AG Re, AGRO and Assured Guaranty Mortgage Insurance Company.  Moody’s is in the process of reviewing Assured Guaranty as of the date of this filing and there can be no assurance as to any further ratings action that Moody’s may take with respect to Assured Guaranty.

The Company believes that these rating agency actions have reduced the Company’s new business opportunities and have also affected the value of the Company’s product to issuers and investors.  The insurance subsidiaries’ financial strength ratings are an important competitive factor in the financial guaranty insurance and reinsurance markets.  If the financial strength or financial enhancement ratings of any of the Company’s insurance subsidiaries were reduced below current levels, the Company expects it would have further adverse effect on its future business opportunities as well as the premiums it could charge for its insurance policies and consequently, a downgrade could harm the Company’s new business production, results of operations and financial condition.

In addition, a downgrade may have a negative impact on the Company in respect of the transactions that it has insured or reinsurance that it has assumed.  For example, a downgrade of one of the Company’s insurance subsidiaries may result in increased claims under financial guaranties such subsidiary has issued.  In addition, a downgrade of AGM may result in early termination of leases under leveraged lease transactions insured by AGM.  Upon early termination of a lease, to the extent the early termination payment owing to the lessor within such a transaction is not paid, a claim could be made to AGM under its financial guaranty.  Separately, in certain other transactions beneficiaries of financial guaranties issued by the Company’s insurance subsidiaries may have the right to cancel the credit protection offered by the Company, which would result in the loss of future premium earnings and the reversal of any fair value gains or losses recorded by the Company.

If AGC’s financial strength or financial enhancement ratings were downgraded, the Company could be required to post collateral under certain of its credit derivative contracts or certain of the Company’s counterparties could have a right to terminate such credit derivative contract, in which case, the Company could be obligated to make a termination payment to the relevant counterparty.

If AGM’s financial strength or financial enhancement ratings were downgraded, AGM-insured GICs issued by the former AGMH subsidiaries that conducted AGMH’s former financial products business may come due or may come due absent the provision of collateral by the GIC issuers. The Company relies on agreements pursuant to which Dexia has agreed to guarantee or lend certain amounts, or to post liquid collateral, in regards to AGMH’s former financial products business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during the Third Quarter 2011.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1 - July 31	—		$—	—	2,000,000
August 1 - August 31	2,138,375	(2)	$11.60	2,000,000	—
September 1 - September 30	—		$—	—	—
Total	2,138,375		$11.60	2,000,000

(1)          In August 2010, the Company’s Board of Directors approved a share repurchase program for up to 2.0 million common shares.  This program replaced a prior program, which was completed in May 2010.  In August 2011, the Company paid $23.3 million to repurchase 2.0 million common shares in open market transactions. On November 14, 2011, the Company’s Board of Directors approved a new share repurchase program for up to 5.0 million common shares.

(2)          This amount includes 138,375 common shares which the Company acquired  in connection with  a supplemental employee retirement plan of the Company.

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
101.1

The following financial information from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income for the Three and Nine Months ended September 30, 2011 and 2010 (iv) Consolidated Statement of Shareholders’ Equity for the Nine Months ended September 30, 2011; (v) Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements.