Form 10-K
period 2011-12-31
ASSURED GUARANTY LTD
filed 2012-02-29
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of Common Shares held by non-affiliates of the Registrant as of the close of business on June 30, 2011 was $2,717,646,391 (based upon the closing price of the Registrant's shares on the New York Stock Exchange on that date, which was $16.31). For purposes of this information, the outstanding Common Shares which were owned by all directors and executive officers of the Registrant were deemed to be the only shares of Common Stock held by affiliates.

          As of February 22, 2012, 182,445,943 Common Shares, par value $0.01 per share, were outstanding (excludes 57,435 unvested restricted shares).

DOCUMENTS INCORPORATED BY REFERENCE

          Certain portions of Registrant's definitive proxy statement relating to its 2011 Annual General Meeting of Shareholders are incorporated by reference to Part III of this report.

FORWARD LOOKING STATEMENTS

        This Form 10-K contains information that includes or is based upon forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements give the expectations or forecasts of future events of Assured Guaranty Ltd. ("AGL" and, together with its subsidiaries, "Assured Guaranty" or the "Company"). These statements can be identified by the fact that they do not relate strictly to historical or current facts and relate to future operating or financial performance.

        Any or all of Assured Guaranty's forward looking statements herein are based on current expectations and the current economic environment and may turn out to be incorrect. Assured Guaranty's actual results may vary materially. Among factors that could cause actual results to differ materially are:

  •
  rating agency action, including a ratings downgrade, a change in outlook, the placement of ratings on watch for downgrade, or a change in rating criteria, at any time, of Assured Guaranty or any of its subsidiaries and/or of transactions that Assured Guaranty's subsidiaries have insured, all of which have occurred in the past;

  •
  developments in the world's financial and capital markets that adversely affect issuers' payment rates, Assured Guaranty's loss experience, its access to capital, its unrealized (losses) gains on derivative financial instruments or its investment returns;

  •
  changes in the world's credit markets, segments thereof or general economic conditions;

  •
  the impact of ratings agency action with respect to sovereign debt and the resulting effect on the value of securities in the Company's investment portfolio and collateral posted by and to the Company;

  •
  more severe or frequent losses implicating the adequacy of Assured Guaranty's expected loss estimates;

  •
  the impact of market volatility on the mark-to-market of Assured Guaranty's contracts written in credit default swap form;

  •
  reduction in the amount of insurance opportunities available to Assured Guaranty;

  •
  deterioration in the financial condition of Assured Guaranty's reinsurers, the amount and timing of reinsurance recoverables actually received and the risk that reinsurers may dispute amounts owed to Assured Guaranty under its reinsurance agreements;

  •
  the possibility that Assured Guaranty will not realize insurance loss recoveries or damages expected from originators, sellers, sponsors, underwriters or servicers of residential mortgage-backed securities transactions;

  •
  the possibility that budget shortfalls or other factors will result in credit losses or impairments on obligations of state and local governments that the Company insures or reinsures;

  •
  increased competition;

  •
  changes in applicable accounting policies or practices;

  •
  changes in applicable laws or regulations, including insurance and tax laws;

  •
  other governmental actions;

  •
  difficulties with the execution of the Assured Guaranty's business strategy;

  •
  contract cancellations;

  •
  Assured Guaranty's dependence on customers;

  •
  loss of key personnel;

  •
  adverse technological developments;

  •
  the effects of mergers, acquisitions and divestitures;

  •
  natural or man-made catastrophes;

  •
  other risks and uncertainties that have not been identified at this time;

  •
  management's response to these factors; and

  •
  other risk factors identified in Assured Guaranty's filings with the U.S. Securities and Exchange Commission (the "SEC").

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

PART I

ITEM 1.    BUSINESS

Overview

        Assured Guaranty Ltd. ("AGL" and, together with its subsidiaries, "Assured Guaranty" or the "Company") is a Bermuda-based holding company incorporated in 2003 that provides, through its subsidiaries, credit protection products to the United States ("U.S.") and international public finance, infrastructure and structured finance markets. The Company has applied its credit underwriting judgment, risk management skills and capital markets experience to offer insurance that protect holders of debt instruments and other monetary obligations from defaults in scheduled payments, including scheduled interest and principal payments. The securities insured by the Company include taxable and tax-exempt obligations issued by U.S. state or municipal governmental authorities, utility districts or facilities; notes or bonds issued to finance international infrastructure projects; and asset-backed securities issued by special purpose entities. The Company markets its credit protection products directly to issuers and underwriters of public finance, infrastructure and structured finance securities as well as to investors in such debt obligations. The Company guarantees debt obligations issued in many countries, although its principal focus is on the U.S., Europe and Australia.

        On July 1, 2009, the Company acquired Financial Security Assurance Holdings Ltd. (renamed Assured Guaranty Municipal Holdings Inc., "AGMH"), and AGMH's subsidiaries, from Dexia Holdings, Inc. ("Dexia Holdings"). AGMH's principal insurance subsidiary is Financial Security Assurance Inc. (renamed Assured Guaranty Municipal Corp., "AGM"). The acquisition, which the Company refers to as the AGMH Acquisition, did not include the acquisition of AGMH's former financial products business, which was comprised of its guaranteed investment contracts business, its medium term notes business and the equity payment agreements associated with AGMH's leveraged lease business (collectively, the "Financial Products Business"). The AGMH subsidiaries that conducted AGMH's former Financial Products Business were sold to Dexia Holdings prior to completion of the AGMH Acquisition. In addition, as further described under "Item 1A, Risk Factors—Risks Related to the AGMH Acquisition—The Company has substantial exposure to credit and liquidity risks from Dexia," the Company has entered into various agreements with Dexia SA (the parent of Dexia Holdings) and certain of its present and former subsidiaries (collectively, "Dexia"), in order to transfer to such Dexia entities the credit and liquidity risks associated with AGMH's former Financial Products Business.

        Since the AGMH Acquisition, the Company has conducted its financial guaranty business on a direct basis from two companies: AGM and Assured Guaranty Corp. ("AGC"). AGM focuses exclusively on the U.S. public finance and global infrastructure business. AGC underwrites global structured finance obligations as well as U.S. public finance and global infrastructure obligations. Neither company currently underwrites any new U.S. residential mortgage backed securities transactions. The following is a description of AGL's three principal operating subsidiaries.

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

    AGM owns 100% of Assured Guaranty Municipal Insurance Company (formerly FSA Insurance Company), an insurance company that has re-domesticated to New York that primarily provides reinsurance to AGM. AGM and Assured Guaranty Municipal Insurance Company together own Assured Guaranty (Bermuda) Ltd. (formerly Financial Security Assurance International Ltd.), a Bermuda insurance company that provides reinsurance to AGM and previously provided insurance for transactions outside the U.S. and European markets.

    Assured Guaranty Municipal Insurance Company in turn owns 100% of Assured Guaranty (Europe) Ltd. (formerly Financial Security Assurance (U.K.) Limited, "AGE"), a United Kingdom ("U.K.") incorporated company licensed as a U.K. insurance company and authorized to operate in various countries throughout the European Economic Area ("EEA"). AGE provides financial guaranty insurance in both the international public finance and structured finance markets and is the primary entity from which the Company writes business in the EEA.

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

  •
  Assured Guaranty Re Ltd. ("AG Re") is incorporated under the laws of Bermuda and is licensed as a Class 3B insurer under the Insurance Act 1978 and related regulations of Bermuda. AG Re owns Assured Guaranty Overseas U.S. Holdings Inc., a Delaware corporation, which owns the entire share capital of a Bermuda Class 3A and Class C insurer, Assured Guaranty Re Overseas Ltd. ("AGRO"). AG Re and AGRO underwrite financial guaranty reinsurance and AGRO previously also underwrote residential mortgage reinsurance. AG Re and AGRO write business as reinsurers of third-party primary insurers and as reinsurers/retrocessionaires of certain affiliated companies. AGRO, in turn, owns Assured Guaranty Mortgage Insurance Company, a New York corporation that is authorized to provide mortgage guaranty insurance.

        Debt obligations guaranteed by the Company's insurance subsidiaries are generally awarded debt or short-term credit ratings that are the same rating as the financial strength rating of the Assured Guaranty subsidiary that has guaranteed that obligation. Investors in products insured by AGM, AGC or AGE frequently rely on rating agency ratings. Therefore, low financial strength ratings or uncertainty over AGM's, AGC's or AGE's abilities to maintain their financial strength ratings have a negative impact on the demand for their insurance product. As of February 22, 2012, AGM and AGC and their respective insurance company subsidiaries had financial strength ratings of Aa3 (Negative Outlook) by Moody's Investors Service, Inc. ("Moody's") and AA- (Stable Outlook) by Standard and Poor's Ratings Services ("S&P"). The ratings from S&P reflect a downgrade on November 30, 2011 of the counterparty credit and financial strength ratings of AGM and AGC from AA+ (CreditWatch Negative), based on new bond insurer rating criteria published by S&P on August 25, 2011, as to which Assured Guaranty had previously registered concerns. See also "Importance of Financial Strength Ratings" below and "Item 1A. Risk Factors—Risks Related to the Company's Financial Strength and Financial Enhancement Ratings."

        Since 2008, the Company has been the most active provider of financial guaranty credit protection products. The Company's acquisition of AGMH in 2009, its ability to achieve and maintain investment-grade financial strength ratings, and the significant financial distress faced by many of the Company's former competitors since 2007, which has impaired their ability to underwrite new business, have contributed to the Company's position in the market. However, during 2011, the Company faced challenges in maintaining its market penetration. These challenges were primarily due to:

  •
  Uncertainty over the Company's financial strength ratings.  On January 24, 2011, S&P released a publication entitled "Request for Comment: Bond Insurance Criteria," in which it requested comments on proposed changes to its bond insurance ratings criteria. Although S&P had assigned AGM and AGC financial strength ratings of AA+ (Stable Outlook) in October 2010, it noted in the Request for Comment that it could lower the financial strength ratings on existing investment grade bond insurers (which included the Company's insurance subsidiaries) by one or more rating categories if the proposed bond insurance ratings criteria were adopted, unless those bond insurers raised additional capital or reduced risk. Over the course of 2011, considerable uncertainty existed as market participants provided comments on the proposed criteria, and awaited the issuance of the new criteria. When S&P released its final criteria in August 2011, the criteria contained a new "largest obligor test" that had not been included in the Request for Comment. The largest obligor test had the effect of significantly reducing Assured Guaranty's allowed single risk limits and limiting its financial strength rating level. Then, in September 2011, S&P placed the financial strength ratings of AGM and AGC on CreditWatch negative. It was not until November 2011 that S&P assigned AGM and AGC financial strength ratings of AA- (Stable Outlook). In addition, AGM and AGC's financial strength ratings have been rated Aa3 (Negative Outlook) by Moody's since December 2009. The lack of stability of the Company's financial strength ratings has had and continues to have a negative effect on the demand for the Company's financial guaranties.

  •
  The rating agencies recalibrating or upgrading the ratings of municipal bonds.  The change in the rating scales applied to U.S. public finance issuances and issuers, combined with the downgrades of the Company's financial strength ratings, have decreased the percentage of the market that had underlying investment grade ratings lower than the Company's financial strength ratings. This is a key metric for evaluating the potential market for financial guaranty insurance. Because the Company's business depends on its ability to enhance the rating of an issuance, the rating agency upgrades result in fewer opportunities for the Company to provide its financial guaranty insurance.

  •
  A decline in the volume of new issuance in the municipal market.  New issuance in the municipal market declined in 2011 from 2010 by 33.8%. The lower volume of new issuance has corresponded to a lower volume of new par insured by the Company.

  •
  Uncertainty over the value of financial guaranty insurance.  The losses suffered by other insurers that had previously been active in the financial guaranty industry resulted in those companies being downgraded by the rating agencies and/or subject to intervention by their state insurance regulators. In a number of cases, the financial guaranty insurers were perceived not to be actively conducting surveillance on transactions or exercising rights and remedies to mitigate losses.

        The Company believes that issuers and investors in securities will continue to need financial guaranty insurance because U.S. municipalities have budgetary requirements that are best met through financings in the fixed income capital markets. In particular, smaller municipal issuers will need guaranties in order to access the capital markets with new debt offerings at a lower all-in interest rate than on an unguaranteed basis. In addition, the Company expects long-term debt financings for infrastructure projects will grow throughout the world as well as the financing needs associated with privatization initiatives or refinancing of other infrastructures in developed countries.

The Company's Financial Guaranty Portfolio

        The Company primarily conducts its business through subsidiaries located in the U.S., Europe and Bermuda. The Company generally insures obligations that are issued in the U.S. and Europe, although it has also guaranteed securities issued in Australia, South America and other global markets.

        Financial guaranty insurance generally provides an unconditional and irrevocable guaranty that protects the holder of a debt instrument or other monetary obligation against non-payment of scheduled principal and interest payments when due. Upon an obligor's default on scheduled principal or interest payments due on the debt obligation, the Company is generally required under the financial guaranty contract to pay the investor the principal or interest shortfall due.

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

        As an alternative to traditional financial guaranty insurance, the Company in the past also has provided credit protection relating to a particular security or obligor through a credit derivative contract, such as a credit default swap ("CDS"). Under the terms of a CDS, the seller of credit protection agrees to make a specified payment to the buyer of credit protection if one or more specified credit events occurs with respect to a reference obligation or entity. In general, the credit events specified in the Company's CDSs are for interest and principal defaults on the reference obligation. One difference between CDSs and traditional primary financial guaranty insurance is that credit default protection is typically provided to a particular buyer rather than to all holders of the reference obligation. As a result, the Company's rights and remedies under a CDS may be different and more limited than on a financial guaranty of an entire issuance. Credit derivatives may be preferred by some investors, however, because they generally offer the investor ease of execution and standardized terms as well as more favorable accounting or capital treatment. The Company has not provided credit protection through a CDS since early 2009, other than in connection with loss mitigation and other remediation efforts relating to its existing book of business, and does not expect to write new business using this form of execution in the future.

        The Company also has provided reinsurance to other financial guaranty insurers with respect to their guaranty of public finance, infrastructure and structured finance obligations. Under a reinsurance agreement, the reinsurer receives a premium and, in exchange, agrees to indemnify the primary insurer, called the ceding company, for part or all of the liability of the ceding company under one or more financial guaranty insurance policies that the ceding company has issued. The reinsurer generally agrees to pay the ceding company a ceding commission on the ceded premium as compensation for the reinsurance agreement. The reinsurer may itself purchase reinsurance protection ("retrocessions") from other reinsurers, thereby reducing its own exposure. Reinsurance agreements take two major forms: "treaty" and "facultative." Treaty reinsurance requires the reinsured to cede, and the reinsurer to assume, specific classes of risk underwritten by the ceding company generally over the course of one year. Facultative reinsurance is the reinsurance of part of one or more specified policies, and is subject to separate negotiation for each cession. The Company believes that the opportunities currently available to it in the reinsurance market consist primarily of potentially assuming portfolios of transactions from inactive primary insurers and recapturing portfolios that it has previously ceded to third party reinsurers.

Financial Guaranty Portfolio

        The Company's financial guaranty direct and assumed businesses provide credit enhancement, on public finance/infrastructure and structured finance obligations.

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

  •
  Structured Finance  Structured finance obligations in both the U.S. and international markets are generally backed by pools of assets, such as residential mortgage loans, consumer or trade receivables, securities or other assets having an ascertainable cash flow or market value, that are generally held by a non-recourse special purpose issuing entity. Structured finance obligations can be "funded" or "synthetic." Funded structured finance obligations generally have the benefit of one or more forms of credit enhancement, such as over-collateralization and/or excess cash flow, to cover payment default risks associated with the related assets. Synthetic structured finance obligations generally take the form of credit derivatives or credit linked notes that reference a pool of securities or loans, with a defined deductible or over-collateralization to cover credit risks associated with the referenced securities or loans.

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

          Financial Products is the guaranteed investment contracts ("GICs") portion of the former Financial Products Business of AGMH. AGM has issued financial guaranty insurance policies on the GICs and in respect of the GIC business that cannot be revoked or cancelled. Assured Guaranty is indemnified against exposure to the former Financial Products Business by Dexia. The Financial Products Business is currently being run off and, as of December 31, 2011, the accreted value of the liabilities of the GIC issuers was $4.7 billion, compared to $6.7 billion as of

  December 31, 2010. As of December 31, 2011, the aggregate fair value (after agreed reductions) of the assets supporting the GIC business exceeded the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business.

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

          Commercial Mortgage-Backed Securities ("CMBS") are obligations backed by pools of commercial mortgages on office, multi-family, retail, hotel, industrial and other specialized or mixed-use properties.

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

        In the public finance portion of the Company's financial guaranty direct business, underwriters generally analyze the issuer's historical financial statements and, where warranted, develop stress case projections to test the issuers' ability to make timely debt service payments under stressful economic conditions. In the structured finance portion of the Company's financial guaranty direct business, underwriters generally use computer-based financial models in order to evaluate the ability of the transaction to generate adequate cash flow to service the debt under a variety of scenarios. The models include economically-stressed scenarios that the underwriters use for their assessment of the potential credit risk inherent in a particular transaction. For financial guaranty reinsurance transactions, stress model results may be provided by the primary insurer. Stress models may also be developed internally by the Company's underwriters and reflect both empirical research as well as information gathered from third parties, such as rating agencies, investment banks or servicers. The Company may also perform a due diligence review when the underwriters believe that such a review is necessary to assess properly a particular transaction. A due diligence review may include, among other things, a site visit to the project or facility, meetings with issuer management, review of underwriting and operational procedures, file reviews, and review of financial procedures and computer systems. The Company may also engage advisors such as consultants and external counsel to assist in analyzing a transaction's financial or legal risks.

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

  •
  Portfolio Risk Management Committee—This committee establishes company-wide credit policy for the Company's direct and assumed business. It implements specific underwriting procedures and limits for the Company and allocates underwriting capacity among the Company's subsidiaries. The Portfolio Risk Management Committee focuses on measuring and managing credit, market and liquidity risk for the overall company. All transactions in new asset classes or new jurisdictions must be approved by this committee.

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

  •
  Reserve Committees—Oversight of reserving risk is vested in the U.S. Reserve Committee, the AG Re Reserve Committee and the U.K. Reserve Committee. The committees review the reserve methodology and assumptions for each major asset class or significant below-investment grade ("BIG") transaction, as well as the loss projection scenarios used and the probability weights assigned to those scenarios. The U.S. Reserve Committee establishes reserves for AGC and AGM, taking into consideration the supporting information provided by Surveillance personnel. It is composed of the President and Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, General Counsel, Chief Surveillance Officer and Chief Actuary of AGC

    and AGM. The AG Re Reserve Committee is composed of the President, Chief Credit Officer and Financial Controller of AG Re. The AG Re Reserve Committee reviews its reserving methodology with the AG Re board of directors. The U.K. Reserve Committee is composed of the Chief Executive Officer of the Company's U.K. subsidiaries, the Chief Operating Officer of the Company and the head surveillance officer of the Company's U.K. subsidiaries. It reviews its reserving methodology with the boards of directors of the Company's U.K. subsidiaries.

        The Company's surveillance personnel are responsible for monitoring and reporting on all transactions in the insured portfolio, including exposures in both the financial guaranty direct and assumed businesses. The primary objective of the surveillance process is to monitor trends and changes in transaction credit quality, detect any deterioration in credit quality, and recommend to management such remedial actions as may be necessary or appropriate. All transactions in the insured portfolio are assigned internal credit ratings, and surveillance personnel are responsible for recommending adjustments to those ratings to reflect changes in transaction credit quality.

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

Assumed Business

        For assumed transactions, the ceding insurers are responsible for conducting ongoing surveillance of the exposures that have been ceded to the Company. The Company's surveillance personnel monitor the ceding insurer's surveillance activities on exposures ceded to the Company through a variety of means including, but not limited to, reviews of surveillance reports provided by the ceding insurers, and meetings and discussions with their analysts. The Company's surveillance personnel also monitor general news and information, industry trends and rating agency reports to help focus surveillance activities on sectors or credits of particular concern. For certain exposures, the Company also will undertake an independent analysis and remodeling of the transaction. In the event of credit deterioration of a particular exposure, more frequent reviews of the ceding company's risk mitigation activities are conducted. The Company's surveillance personnel also take steps to ensure that the ceding insurer is managing the risk pursuant to the terms of the applicable reinsurance agreement. To this end, the Company conducts periodic reviews of ceding companies' surveillance activities and capabilities. That process may include the review of the insurer's underwriting, surveillance and claim files for certain transactions.

Ceded Business

        As part of its risk management strategy, the Company has sought in the past to obtain third party reinsurance or retrocessions and may also periodically enter into other arrangements to reduce its exposure to risk concentrations, such as for single risk limits, portfolio credit rating or exposure limits, geographic limits or other factors. At December 31, 2011, the Company had ceded approximately 9% of its principal amount outstanding to third party reinsurers.

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

        On January 22, 2012, AGC and AGM entered into an aggregate excess of loss reinsurance facility, effective as of January 1, 2012. At AGC's and AGM's option, the facility will cover losses occurring from January 1, 2012 through December 31, 2019 or from January 1, 2013 through December 31, 2020. The contract terminates, unless AGC and AGM choose to extend it on January 1, 2014. The facility covers U.S. public finance credits insured or reinsured by AGC and AGM as of September 30, 2011, excluding credits that were rated non-investment grade as of December 31, 2011 by Moody's or S&P or internally by AGC or AGM and subject to certain per credit limits. The facility attaches when AGC's or AGM's net losses (net of AGC's and AGM other reinsurance, other than pooling reinsurance provided to AGM by AGM's subsidiaries and net of recoveries) exceed in the aggregate $2 billion. The facility covers a portion of the next $600 million of losses, with the reinsurers assuming pro rata in the aggregate $435 million of the $600 million of losses and AGC and AGM jointly retaining the remaining $165 million of losses. The reinsurers are required to be rated at least AA- (Stable Outlook) through

December 31, 2014 or to post collateral sufficient to provide AGM and AGC with the same reinsurance credit as reinsurers rated AA-. AGM and AGC are obligated to pay the reinsurers their share of recoveries relating to losses during the coverage period in the covered portfolio. This obligation is secured by a pledge of the recoveries, which will be deposited into a trust for the benefit of the reinsurers.

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

        A substantial downgrade of the financial strength ratings of the Company's insurance and reinsurance subsidiaries would adversely affect its business and prospects and, consequently, its results of operations and financial condition. The Company believes that if the financial strength ratings of AGM and/or AGC were downgraded from their current levels, such downgrade could result in downward pressure on the premium it is able to charge for its insurance; however, the Company expects that so long as AGM and AGC are able to maintain financial strength ratings in the double-A category or higher, they are likely to be able to continue writing financial guaranty business with a credit quality similar to that historically written. The Company believes that if the financial strength ratings of AGM and/or AGC were downgraded to the single-A level or below, it could be difficult for the Company to originate the same volume of new business with comparable credit characteristics. See "Item 1A. Risk Factors—Risks Related to the Company's Financial Strength and Financial Enhancement Ratings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information about the Company's ratings.

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

        One component of the Company's risk management strategy is the acquisition of obligations that are either insured by the Company or part of the same issuance as obligations insured by the Company. Such acquisitions enable the Company to exercise rights available to holders of the obligations or to mitigate its losses. As of December 31, 2011, the Company held securities purchased for loss mitigation purposes with a par of $1,560.4 million in its investment accounts as compared to $779.9 million as of December 31, 2010.

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

        The Company's investment portfolio is managed by BlackRock Financial Management, Inc., Deutsche Investment Management Americas Inc., General Re-New England Asset Management, Inc. and Wellington Management Company, LLP. The Company's investment managers have discretionary authority over the Company's investment portfolio within the limits of the Company's investment guidelines approved by the Company's Board of Directors. The Company compensates each of these managers based upon a fixed percentage of the market value of the Company's portfolio. During the years ended December 31, 2011, 2010 and 2009, the Company recorded investment management fee expenses of $8.4 million, $8.0 million, and $5.4 million, respectively, related to these managers.

Competition

        Assured Guaranty's principal competition consists of other forms of credit enhancement, such as letters of credit or credit derivatives provided by foreign and domestic banks and other financial institutions, some of which are governmental enterprises, or direct guaranties of municipal, structured finance or other debt by a federal or state government or government-sponsored or affiliated agency. For example, in 2011, $13.2 billion of municipal bonds relied on letters of credit for credit enhancement, according to the SDC Thomson municipal database. This constitutes a increase from $11.8 billion of municipal bonds in 2010. In addition, credit or structural enhancement embedded in transactions, such as through overcollateralization, first loss insurance, excess spread or other terms and conditions that provide investors with additional collateral or cash flow also compete with the Company's financial guaranties. Finally, the Company effectively competes with investors' conflicting demands for higher yields on investments versus their desire for higher-rated securities.

        Assured Guaranty is currently the market leader in providing financial guaranty insurance. Other companies who had been active in this market experienced significant financial distress during the financial crisis and currently no longer have financial strength ratings adequate to remain active in new business origination. For example, neither Ambac Assurance Corporation ("Ambac") nor Financial Guaranty Insurance Company, the parent companies of which filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in 2010, are writing new business. MBIA Insurance Corporation, which transferred its U.S. public finance exposures to its affiliate National Public Finance Guarantee Corporation, is not writing new business. National Public Finance Guarantee Corporation, a company that only insures U.S. public finance obligations, currently appears not to have financial strength ratings adequate to issue new financial guaranty policies on public finance obligations. Neither Syncora Guarantee Inc. nor Radian Asset Assurance Inc. ("Radian") is writing any new business. CIFG Assurance North America, Inc. has been restructured but is not writing new business; it ceded a significant portion of its U.S. public finance portfolio to AGC in January 2009. Berkshire Hathaway Assurance Corporation, the only new entrant into the financial guaranty industry other than National Public Finance Guarantee Corporation that has written any new business, did not write new business in 2009, 2010 or 2011. Municipal and Infrastructure Assurance Corporation ("MIAC"), another entrant into the financial guaranty industry, was unable to raise sufficient capital in 2010 in order to insure any business; Radian purchased MIAC in 2011 and then, in January 2012, entered into an agreement with Assured Guaranty pursuant to which Assured Guaranty agreed to purchase MIAC, subject to regulatory approval, which Assured Guaranty anticipates will be obtained in the first half of 2012.

        There are at least three new financial guaranty insurance companies in the planning stages, although their ultimate prospects for commencing business remain uncertain. In the future, new entrants into the financial guaranty industry could reduce the Company's future new business prospects, including by furthering price competition or offering financial guaranty insurance on transactions with structural and security features that are more favorable to the issuers than those required by Assured Guaranty. In addition, the Federal Home Loan Bank has been authorized to participate to a limited extent in the municipal financial guaranty market. There have also been proposals for the U.S. Congress to establish a federally chartered bond insurer and for states, pension funds and the National League of Cities to establish bond insurers.

        Alternative credit enhancement structures, and in particular federal government credit enhancement or other programs, can also affect the Company's new business prospects, particularly if they provide direct governmental-level guaranties, restrict the use of third-party financial guaranties or reduce the amount of transactions that might qualify for financial guaranties. There have been periodic proposals during the past several years for state-level support of financial guaranties through investment in non-profit bond insurers. In addition, state guaranty funds for municipal debt, such as the Texas Permanent School Fund, can also impact the demand for the Company's financial guaranty insurance. Some aspects of the U.S. federal government's bailout of financial institutions also reduced the demand for financial guaranties. For instance, the terms of the Troubled Asset Loan Facility program through the U.S. Treasury, which ceased providing new loans on March 31, 2010, excluded financial guaranty forms of credit enhancement, reducing the amount of structured finance issuance that might come into the public market for insurance. Other factors, which may not directly address credit enhancement, may also affect the demand for the Company's financial guaranties. Other recent examples are the Build America Bonds program and the rating agency recalibrations, as discussed in the "Overview" above, both of which diminished the amount of bonds that could have benefitted from the Company's guaranty.

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

Regulation

General

        The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. Reinsurers are generally subject to less direct regulation than primary insurers. The Company is subject to regulation under applicable statutes in the U.S., the U.K. and Bermuda, as well as applicable statutes in Australia.

United States

        AGL has four operating insurance subsidiaries domiciled in the U.S., which the Company refers to collectively as the "Assured Guaranty U.S. Subsidiaries."

  •
  AGC is a Maryland domiciled insurance company licensed to write financial guaranty insurance and reinsurance (which is classified in some states as surety or another line of insurance) in 50 U.S. states, the District of Columbia and Puerto Rico. AGC is also licensed as a Class 3 insurer in Bermuda; however, AGC has recently determined to surrender its Class 3 license to the Bermuda Monetary Authority and therefore its Class 3 license is expected to be canceled in the near future. It is registered as a foreign company in Australia and currently operates through a representative office in Sydney. AGC currently intends for the representative office to conduct activities so that it does not have a permanent establishment in Australia.

  •
  AGM is a New York domiciled insurance company licensed to write financial guaranty insurance and reinsurance in 50 U.S. states, the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands. It operates through a service company in Sydney. In April 2011, AGM submitted an application to the Insurance Business Division of the Supervision Bureau of the Financial Services Agency to invalidate its insurance license in Japan and subsequently closed its branch in Tokyo.

  •
  Assured Guaranty Mortgage Insurance Company is a New York domiciled insurance company authorized solely to transact mortgage guaranty insurance and reinsurance. It is licensed as a mortgage guaranty insurer in the State of New York and in the District of Columbia and is an approved or accredited reinsurer in the States of California, Illinois and Wisconsin.

  •
  Assured Guaranty Municipal Insurance Company (formerly FSA Insurance Company) was redomesticated to New York from Oklahoma in 2010. It is licensed to write financial guaranty insurance and reinsurance in New York and Oklahoma, and in 13 other states in the U.S.

  Insurance Holding Company Regulation

        AGL and the Assured Guaranty U.S. Subsidiaries are subject to the insurance holding company laws of their jurisdiction of domicile, as well as other jurisdictions where these insurers are licensed to do insurance business. These laws generally require each of the Assured Guaranty U.S. Subsidiaries to register with its respective domestic state insurance department and annually to furnish financial and other information about the operations of companies within their holding company system. Generally, all transactions among companies in the holding company system to which any of the Assured Guaranty U.S. Subsidiaries is a party (including sales, loans, reinsurance agreements and service agreements) must be fair and, if material or of a specified category, such as reinsurance or service agreements, require prior notice and approval or non-disapproval by the insurance department where the applicable subsidiary is domiciled.

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

        The Maryland Insurance Administration, the regulatory authority of the domiciliary jurisdiction of AGC, conducts a periodic examination of insurance companies domiciled in Maryland every five years. The Maryland Insurance Administration last issued a Report on Financial Examination with respect to AGC in 2008 for the five year period ending December 31, 2006. The Maryland Insurance Administration is scheduled to commence in March 2012 an examination of AGC for the five year period ending December 31, 2011.

        The New York Department of Financial Services (the "NY DFS"), the regulatory authority of the domiciliary jurisdiction of AGM, Assured Guaranty Mortgage Insurance Company and Assured Guaranty Municipal Insurance Company, conducts a periodic examination of insurance companies domiciled in New York, also at five-year intervals. During 2008, the NY DFS completed its review of each of AGM and Assured Guaranty Mortgage Insurance Company for the five-year period ended December 31, 2007. The NY DFS has indicated that, in 2012, it will commence examinations of AGM and Assured Guaranty Municipal Insurance Company in order for its examinations of these companies to coincide with the Maryland Insurance Administration's examination of AGC. The examination of AGM will be for the four-year period ending December 31, 2011. This will be the first examination of Assured Guaranty Municipal Insurance Company by the NY DFS since its re-domestication from Oklahoma to New York. The NY DFS has not indicated which years will be covered by its examination. The Oklahoma Insurance Department completed its last examination of Assured Guaranty Municipal Insurance Company in 2008 for the three years ending December 31, 2006.

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

  State Dividend Limitations

        Maryland.    One of the primary sources of cash for the payment of debt service and dividends by the Company is the receipt of dividends from AGC. If a dividend or distribution is an "extraordinary dividend," it must be reported to, and approved by, the Insurance Commissioner prior to payment. An "extraordinary dividend" is defined to be any dividend or distribution to stockholders, such as Assured Guaranty US Holdings Inc. ("AGUS"), the parent holding company of AGC, which, together with dividends paid during the preceding twelve months, exceeds the lesser of 10% of AGC's policyholders' surplus at the preceding December 31 or 100% of AGC's adjusted net investment income during that period. Further, an insurer may not pay any dividend or make any distribution to its shareholders unless the insurer notifies the Insurance Commissioner of the proposed payment within five business days following declaration and at least ten days before payment. The Insurance Commissioner may declare that such dividend not be paid if the Commissioner finds that the insurer's policyholders' surplus would be inadequate after payment of the dividend or could lead the insurer to a hazardous financial condition. AGC declared and paid dividends of $30.0 million, $50.0 million and $16.8 million during 2011, 2010 and 2009, respectively, to AGUS. The maximum amount available during 2012 for the payment of dividends by AGC which would not be characterized as "extraordinary dividends" was approximately $102.1 million.

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

        Based on AGM's statutory statements for 2011, the maximum amount available for payment of dividends by AGM without regulatory approval over the 12 months following December 31, 2011 is approximately $120.9 million, subject to certain limitations.

        In addition to statutory constraints, AGM is subject to contractual constraints on its ability to pay dividends. In connection with the AGMH Acquisition, AGM has agreed with Dexia that, until July 1, 2012, it will not repurchase, redeem or pay any dividends unless at such time AGM is rated at least AA- by S&P and Aa3 by Moody's and if the aggregate amount of such dividends in any year does not exceed 125% of AGMH's debt service for that year. For 2011 and 2010, AGMH paid $46.1 million and $46.1 million in debt service, respectively. An alternative to satisfying this test is if AGM receives prior rating agency confirmation that payment of the dividend would not cause any rating currently assigned to AGM to be downgraded immediately following such action. AGM did not declare or pay any dividends in 2011, 2010 or 2009. For more information regarding this agreement, see "AGMH Acquisition" within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

        This reserve must be maintained for the periods specified above, except that reductions by the insurer may be permitted under specified circumstances in the event that actual loss experience exceeds certain thresholds or if the reserve accumulated is deemed excessive in relation to the insurer's outstanding insured obligations. AGM has in the past sought and obtained releases of excessive contingency reserves from the New York Insurance Department. Financial guaranty insurers are also required to maintain a loss and loss adjustment expense reserve and unearned premium reserve on a case-by-case basis.

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

        The New York Insurance Law also establishes aggregate risk limits on the basis of aggregate net liability insured as compared with statutory capital. "Aggregate net liability" is defined as outstanding principal and interest of guaranteed obligations insured, net of qualifying reinsurance and collateral. Under these limits, policyholders' surplus and contingency reserves must not be less than a percentage of aggregate net liability equal to the sum of various percentages of aggregate net liability for various categories of specified obligations. The percentage varies from 0.33% for certain municipal obligations to 4% for certain non-investment-grade obligations. As of December 31, 2011, the aggregate net liability of each of AGM, AGC and Assured Guaranty Municipal Insurance Company was below the applicable limit.

        The New York Superintendent has broad discretion to order a financial guaranty insurer to cease new business originations if the insurer fails to comply with single or aggregate risk limits. In practice, the New York Superintendent has shown a willingness to work with insurers to address these concerns.

  Risk-to-Capital Requirements

        Under the New York Insurance Law, Assured Guaranty Mortgage Insurance Company's total liability, net of applicable reinsurance, under its aggregate insurance policies may not exceed 25 times its total policyholders' surplus, commonly known as the "risk-to-capital" requirement. As of December 31, 2011, the consolidated risk-to-capital ratio for such company was below the limit.

  Investments

        The Assured Guaranty U.S. Subsidiaries are subject to laws and regulations that require diversification of their investment portfolio and limit the amount of investments in certain asset categories, such as BIG fixed maturity securities, equity real estate, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-qualifying investments. The Company believes that the investments made by the Assured Guaranty U.S. Subsidiaries complied with such regulations as of December 31, 2011. In addition, any investment must be approved by the insurance company's board of directors or a committee thereof that is responsible for supervising or making such investment.

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

Bermuda

        AG Re, AGRO and Assured Guaranty (Bermuda), the Company's "Bermuda Subsidiaries," are each an insurance company currently registered and licensed as a Class 3B insurer, a Class 3A insurer and a Class 3A insurer, respectively, and AGRO is also currently registered and licensed as a "long term insurer" under the Insurance Act 1978 of Bermuda. AGC is permitted under a revocable permit granted under the Companies Act 1981 of Bermuda (the "Companies Act") to engage in and carry on trade and business limited to engaging in certain non U.S. financial guaranty insurance and reinsurance outside Bermuda from a principal place of business in Bermuda, subject to compliance with the conditions attached to the permit and relevant provisions of the Companies Act (including having a Bermuda principal representative for the Companies Act purposes, restrictions on activities in Bermuda, publication and filing of prospectuses on public offerings of securities, registration of charges against its assets and certain winding up provisions). AGC is also licensed as a Class 3 insurer in Bermuda; however, AGC has determined to surrender its Class 3 license to the Bermuda Monetary

Authority (the "Authority") as well as its Bermuda permit and therefore both its Class 3 license and permit are expected to be cancelled in the near future.

  Bermuda Insurance Regulation

        The Insurance Act 1978 of Bermuda, amendments thereto and related regulations (collectively, the "Insurance Act") impose on insurance companies certain solvency and liquidity standards; certain restrictions on the declaration and payment of dividends and distributions; certain restrictions on the reduction of statutory capital; certain restrictions on the winding up of long-term insurers; and certain auditing and reporting requirements and also the need to have a principal representative and a principal office (as understood under the Insurance Act) in Bermuda. The Insurance Act grants to the Authority the power to cancel insurance licenses, supervise, investigate and intervene in the affairs of insurance companies and in certain circumstances share information with foreign regulators. Class 3, Class 3A and Class 3B insurers are authorized to carry on general insurance business (as understood under the Insurance Act), subject to conditions attached to the license and to compliance with minimum capital and surplus requirements, solvency margin, liquidity ratio and other requirements imposed by the Insurance Act. Long-term insurers are permitted to carry on long-term business (as understood under the Insurance Act) subject to conditions attached to the license and to similar compliance requirements and the requirement to maintain its long-term business fund (a segregated fund). Each of AG Re, AGRO and Assured Guaranty (Bermuda) is required annually to file statutorily mandated financial statements and returns, audited by an auditor approved by the Authority (no approved auditor of an insurer may have an interest in that insurer, other than as an insured, and no officer, servant or agent of an insurer shall be eligible for appointment as an insurer's approved auditor), together with an annual loss reserve opinion of the Authority approved loss reserve specialist and in respect of AGRO, the required actuary's certificate with respect to the long-term business. AG Re, AGRO and Assured Guaranty (Bermuda) are also required to file annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which must be available to the public. In addition, AG Re is required to file a capital and solvency return that includes the company's Bermuda Solvency Capital Requirement ("BSCR") model (or an approved internal capital model in lieu thereof), a schedule of fixed income investments by rating categories, a schedule of net reserves for losses and loss expense provisions by line of business, a schedule of premiums written by line of business, a schedule of risk management, a schedule of fixed income securities, a schedule of commercial insurer's solvency self assessment ("CISSA"), a schedule of catastrophe risk return, a schedule of loss triangles or reconciliation of net loss reserves and a schedule of eligible capital. AG Re is also required to file quarterly financial returns which consist of quarterly unaudited financial statements and details of material intra-group transactions and risk concentrations.

        Recent amendments to the Insurance Act have extended the enhanced solvency reporting requirements to Class 3A insurers such as AGRO and Assured Guaranty (Bermuda). As such, each of AGRO and Assured Guaranty (Bermuda) is now also required to file a capital and solvency return that includes, among other details, the company's Bermuda Solvency Capital Requirement—Small and Medium Entities ("BSCR-SME") model (or an approved internal capital model in lieu thereof), the CISSA and a schedule of eligible capital.

  Shareholder Controllers

        Pursuant to provisions in the Insurance Act, any person who becomes a holder of 10% or more, 20% or more, 33% or more or 50% or more of the Company's common shares must notify the Authority in writing within 45 days of becoming such a holder. The Authority has the power to object to such a person if it appears to the Authority that the person is not fit and proper to be such a holder. In such a case, the Authority may require the holder to reduce their shareholding in the Company and may direct, among other things, that the voting rights attaching to their common shares shall not be exercisable. A person that does not comply with such a notice or direction from the Authority will be guilty of an offence.

        Under a condition to its permit granted under the Companies Act, AGC must inform the Bermuda Minister of Finance of any change in its beneficial ownership within 14 days of the occurrence of such change.

  Notification of Material Changes

        All registered insurers are required to give notice to the Authority of their intention to effect a material change within the meaning of the Insurance Act. For the purposes of the Insurance Act, the following changes are material: (i) the transfer or acquisition of insurance business being part of a scheme falling under section 25 of the Insurance Act or section 99 of the Companies Act, (ii) the amalgamation with or acquisition of another firm, (iii) engaging in non-insurance business and activities related thereto where such business is not ancillary to its insurance business; and (iv) engaging in unrelated business that is retail business.

        No registered insurer shall take any steps to give effect to a material change unless it has first served notice on the Authority that it intends to effect such material change and before the end of 14 days, either the Authority has notified such company in writing that it has no objection to such change or that period has lapsed without the Authority having issued a notice of objection. A person who fails to give the required notice or who effects a material change, or allows such material change to be effected, before the prescribed period has elapsed or after having received a notice of objection shall be guilty of an offence.

  Minimum Solvency Margin and Enhanced Capital Requirements

        Under the Insurance Act, AG Re, AGRO and Assured Guaranty (Bermuda) must each ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin and each company's applicable enhanced capital requirement.

        The minimum solvency margin for Class 3, Class 3A and Class 3B insurers is the greater of (i) $1 million, or (ii) 20% of the first $6 million of net premiums written; if in excess of $6 million, the figure is $1.2 million plus 15% of net premiums written in excess of $6 million, or (iii) 15% of net discounted aggregate loss and loss expense provisions and other insurance reserves.

        In addition, as a Class C long-term insurer, AGRO is required, with respect to its long-term business, to maintain a minimum solvency margin equal to 50% of the greater of $500,000 or 1.5% of its assets for the 2011 financial year. For the purpose of this calculation, assets are defined as the total assets pertaining to its long-term business reported on the balance sheet in the relevant year less the amounts held in a segregated account. AGRO is also required to keep its accounts in respect of its long-term business separate from any accounts kept in respect of any other business and all receipts of its long-term business form part of its long-term business fund.

        Each of AG Re, AGRO and Assured Guaranty (Bermuda) is required to maintain available statutory capital and surplus at a level equal to or in excess of its applicable enhanced capital requirement, which is established by reference to either its BSCR model (BSCR-SME model in the case of AGRO and Assured Guaranty (Bermuda))or an approved internal capital model. The BSCR model is a risk-based capital model which provides a method for determining an insurer's capital requirements (statutory capital and surplus) by taking into account the risk characteristics of different aspects of the insurer's business. The BSCR formulae establish capital requirements for eight categories of risk: fixed income investment risk, equity investment risk, interest rate/liquidity risk, premium risk, reserve risk, credit risk, catastrophe risk and operational risk. For each category, the capital requirement is determined by applying factors to asset, premium, reserve, creditor, probable maximum loss and operation items, with higher factors applied to items with greater underlying risk and lower factors for less risky items.

        While not specifically referred to in the Insurance Act, the Authority has also established a target capital level ("TCL") for each insurer subject to an enhanced capital requirement equal to 120% of its enhanced capital requirement. While such an insurer is not currently required to maintain its statutory capital and surplus at this level, the TCL serves as an early warning tool for the Authority and failure to maintain statutory capital at least equal to the TCL will likely result in increased regulatory oversight.

        For each insurer subject to an enhanced capital requirement, the Authority has recently introduced a three-tiered capital system designed to assess the quality of capital resources that a company has available to meet its capital requirements. The new system classifies all capital instruments into one of three tiers based on their "loss absorbency" characteristics. Highest quality capital is classified as Tier 1 Capital; lesser quality capital is classified as either Tier 2 Capital or Tier 3 Capital. Under the proposed regime, up to certain specified percentages of Tier 1, Tier 2 and Tier 3 Capital (determined by registration classification) may be used to support the company's minimum solvency margin, enhanced capital requirement and TCL.

  Restrictions on Dividends and Distributions

        The Insurance Act limits the declaration and payment of dividends and other distributions by AG Re, AGRO and Assured Guaranty (Bermuda).

        Under the Insurance Act:

  •
  The minimum share capital must be always issued and outstanding and cannot be reduced (for a company registered both as a Class 3A and a Class C long-term insurer, such as AGRO, the minimum share capital is $370,000 and for a company registered as a Class 3, Class 3A or Class 3B insurer only, the minimum share capital is $120,000).

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

  •
  With respect to the declaration and payment of dividends:

  (a)
  each of AG Re, AGRO and Assured Guaranty (Bermuda) is prohibited from declaring or paying any dividends during any financial year if it is in breach of its solvency margin, minimum liquidity ratio or enhanced capital requirement, or if the declaration or payment of such dividends would cause such a breach (if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, the insurer will be prohibited, without the approval of the Authority, from declaring or paying any dividends during the next financial year);

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
  an insurer which at any time fails to meet its enhanced capital requirement may not declare or pay any dividend until the failure is rectified, and also in such circumstances must report, within 14 days after becoming aware of its failure or having reason to believe that such failure has occurred, to the Authority giving particulars of the circumstances leading to the failure and the manner and time in which the insurer intends to rectify the failure. Such an insurer must further furnish the Authority with certain information within 45 days after becoming aware of its failure or having reason to believe that such failure has occurred.

  •
  A Class C long-term insurer may not:

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

        Under the Companies Act, a Bermuda company (such as AGL, AG Re, AGRO and Assured Guaranty (Bermuda)) may only declare and pay a dividend or make a distribution out of contributed surplus (as understood under the Companies Act) if there are reasonable grounds for believing that the company is and after the payment will be able to meet and pay its liabilities as they become due and the realizable value of the company's assets will not be less its liabilities. The Companies Act also regulates and restricts the reduction and return of capital and paid in share premium, including the repurchase of shares and imposes minimum issued and outstanding share capital requirements.

  Minimum Liquidity Ratio

        The Insurance Act provides a minimum liquidity ratio for general business. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable, reinsurance balances receivable and funds held by ceding reinsurers. There are certain categories of assets which, unless specifically permitted by the Authority, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans.

        The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined) and letters of credit and corporate guarantees.

  Code of Conduct

        Each of AG Re, AGRO and Assured Guaranty (Bermuda) is subject to the Insurance Code of Conduct, which establishes duties, standards, procedures and sound business principles which must be complied with by all insurers registered under the Insurance Act. Failure to comply with the requirements under the Insurance Code of Conduct will be a factor taken into account by the Authority in determining whether an insurer is conducting its business in a sound and prudent manner as prescribed by the Insurance Act. Such failure to comply with the requirements of the Insurance Code of Conduct could result in the Authority exercising its powers of intervention and investigation and will be a factor in calculating the operational risk charge applicable in accordance with the insurer's BSCR (or BSCR-SME) model.

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

United Kingdom

  General

        The regulation of the financial services industry in the U.K. is consolidated under the Financial Services Authority ("FSA U.K."). In addition, the regulatory regime in the U.K. must comply with certain European Union ("EU") directives binding on all EU member states and notably the Markets in Financial Instruments Directive, largely for the purposes of harmonizing the regulatory regime for investment services and activities across the EEA.

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

        It is anticipated that the present single-regulator framework in the U.K. will be replaced by the end of 2012 with a new framework with two new regulatory bodies: (1) the Prudential Regulatory Authority, a subsidiary of the Bank of England, which will be responsible for prudential regulation, and (2) the Financial Conduct Authority, which will be responsible for the regulation of market conduct. These two new regulators will inherit the majority of the FSA U.K.'s existing functions and while they will co-ordinate and co-operate in some areas, they will have separate and independent mandates and separate rule-making and enforcement powers.

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

        Under its risk-based approach, the FSA U.K. periodically performs a formal risk assessment of insurance companies or groups carrying on business in the U.K., which varies in scope according to the risk profile of the insurer. The FSA U.K. performs its risk assessment broadly, by analyzing information which it receives during the normal course of its supervision, such as regular prudential returns on the financial position of the insurance company, or which it acquires through a series of meetings with senior management of the insurance company and by making use of its thematic work. After each risk assessment, the FSA U.K. will inform the insurer of its views on the insurer's risk profile. This will include details of any remedial action that the FSA U.K. requires and the likely consequences if this action is not taken. The FSA U.K. also maintains requirements for senior management arrangements and for systems and controls for insurance and reinsurance companies under its jurisdiction

        In addition, the FSA U.K. regards itself as a principles-based regulator and is placing an increased emphasis on risk identification and management in relation to the prudential regulation of insurance and reinsurance business in the U.K. The FSA U.K's rules include those on the sale of general insurance, known as insurance mediation, the General Prudential Sourcebook (GENPRU), the Interim Prudential Sourcebook for Insurers (IPRU-INS) and the Prudential Sourcebook for Insurers (INSPRU) (collectively, the "Prudential Sourcebooks"), which include measures such as risk-based capital adequacy rules, including individual capital assessments. These are intended to align capital requirements with the risk profile of each insurance company and ensure adequate diversification of an insurer's or reinsurer's exposures to any credit risks of its reinsurers. AGE has calculated its minimum required capital according to the FSA U.K.'s individual capital adequacy criteria and is in compliance.

        AGE is authorized to effect and carry out certain classes of general insurance, specifically: classes 14 (credit), 15 (suretyship) and 16 (miscellaneous financial loss). This scope of permission is sufficient to enable AGE to effect and carry out financial guaranty insurance and reinsurance. The insurance and reinsurance businesses of AGE are subject to close supervision by the FSA U.K. AGE also has permission to arrange and advise on deals in financial guarantees which it underwrites.

        AGUK has also been authorized to effect and carry out insurance classes 14 (credit), 15 (suretyship) and 16 (miscellaneous financial loss). Given AGUK's large reinsurance exposures to its parent, AGC, and certain AGUK guaranteed transactions, AGUK's board of directors determined that it was not necessary to maintain both AGUK and AGE to write new business and elected to place AGUK into run-off. Subsequently, the Company has been utilizing AGE as the entity from which to write business in the European Economic Area. It was agreed between management and the FSA U.K. that any new business written by AGE will be guaranteed using a co-insurance structure pursuant to which AGE will co-insure municipal and infrastructure transactions with AGM, and structured finance transactions with AGC. AGE's financial guarantee will guarantee a proportionate share (expected to be approximately 3 to 10%) of the total exposure, and AGM or AGC, as the case may be, will guarantee the remaining exposure under the transaction (subject to compliance with EEA licensing requirements). AGM or AGC, as the case may be, will also issue a second-to-pay guaranty to cover AGE's financial guarantee.

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

  Solvency Requirements

        The Prudential Sourcebooks require that non-life insurance companies such as AGUK and AGE maintain a margin of solvency at all times in respect of the liabilities of the insurance company, the calculation of which depends on the type and amount of insurance business a company writes. The method of calculation of the solvency margin (known as the minimum capital requirement) is set out in the Prudential Sourcebooks, and for these purposes, the insurer's assets and liabilities are subject to specified valuation rules. The Prudential Sourcebooks also require that AGUK and AGE calculate and share with the FSA U.K. their "enhanced capital requirement" based on risk-weightings applied to assets held and lines of business written. In 2007, the FSA U.K. replaced the individual capital assessment for financial guaranty insurers with a "benchmarker" capital adequacy model imposed by the FSA U.K. The FSA U.K. currently is in the process of replacing the benchmarker model with an individual capital assessment for AGE. In the third quarter of 2011, the FSA U.K. conducted a review of the benchmarker models for AGE and AGUK. AGE has filed an individual capital adequacy submission; the FSA U.K. is evaluating such submission but did not issue Individual Capital Guidance. Rather, the FSA U.K. proposed the use of the benchmarker tool to set the level of capital required. Should the level of capital at AGE fall below the capital requirement as indicated by the benchmarker, the FSA U.K. may require the Company to undertake further work, following which Individual Capital Guidance may result.

        Since AGUK will not be writing new business, AGUK has not filed an individual capital adequacy submission and will instead continue to be subject to the benchmarker model. Failure to maintain capital at least equal to the higher of the minimum capital requirement and the individual capital assessment, in the case of AGE, or the benchmarker model, in the case of AGUK, is one of the grounds on which the wide powers of intervention conferred upon the FSA U.K. may be exercised.

        To the extent that the amount of premiums for such classes exceed certain specified minimum thresholds, each insurance company writing property, credit and other specified categories of insurance or reinsurance business is required by the Prudential Sourcebooks to maintain an equalization reserve calculated in accordance with the provisions of INSPRU.

        The European Union's "Solvency II" directive (Directive 2009/138/EC), which itself is to be amended by the proposed "Omnibus II Directive.", is currently expected to be implemented by January 2014 and the above solvency requirements will need to be amended by such time. Among other things, that directive introduces a revised risk-based prudential regime which includes the following features: (i) assets and liabilities are generally to be valued at their market value; (ii) the amount of required economic capital is intended to ensure, with a probability of 99.5%, that regulated firms are able to meet their obligations to policyholders and beneficiaries over the following 12 months; and (iii) reinsurance recoveries will be treated as a separate asset (rather than being netted off the underlying insurance liabilities). AGE has been accepted by the FSA U.K. into the pre-application process and has begun the process to apply for approval from the FSA U.K. for use of the "Partial Internal Model" methodology for calculation of its solvency capital requirement, which combines standard formulas developed by the European Insurance and Occupational Pensions Authority, under the direction of the European Commission, for calculation of certain capital requirements with an internally developed model for calculation of other capital requirements.

        In addition, an insurer (which includes a company conducting only reinsurance business) is required to perform and submit to the FSA U.K. a group capital adequacy return in respect of its ultimate insurance parent. The calculation at the level of the ultimate European Economic Area insurance parent is required to show a positive result. There is no such requirement in relation to the report at the level of the ultimate insurance parent, although if the report at that level raises concerns, the FSA U.K. may take regulatory action. Public disclosure of the European Economic Area group calculation is also required. The purpose of this rule is to prevent leveraging of capital arising from involvements in other group insurance firms.

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

        Under FSMA, any person proposing to acquire "control" of a U.K. authorized insurance company must give prior notification to the FSA U.K. of its intention to do so. The FSA U.K. then has up to sixty working days to consider that person's application to acquire "control." In considering whether to approve such application, the FSA U.K. must be satisfied that both the acquirer is a "fit and proper" person to have "control" and that the interests of consumers would not be threatened by such acquisition of "control." "Consumers" in this context includes all persons who may use the services of the authorized insurance company. Failure to make the relevant prior application could result in action being taken by the FSA U.K.

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

  Fees and Levies

        Each of AGUK and AGE is subject to FSA U.K. fees and levies based on its gross premium income and gross technical liabilities. The FSA U.K. also requires authorized insurers to participate in an investors' protection fund, known as the Financial Services Compensation Scheme. The Financial Services Compensation Scheme was established to compensate consumers of financial services, including the buyers of insurance, against failures in the financial services industry. Individual policyholders and small businesses may be compensated by the Financial Services Compensation Scheme when an authorized insurer is unable, or likely to be unable, to satisfy policyholder claims. Neither AGUK or AGE expects to write any insurance business that is protected by the Financial Services Compensation Scheme.

Tax Matters

Taxation of AGL and Subsidiaries

  Bermuda

        Under current Bermuda law, there is no Bermuda income, corporate or profits tax or withholding tax, capital gains tax or capital transfer tax payable by AGL or its Bermuda Subsidiaries. AGL, AGC, and the Bermuda Subsidiaries have each obtained from the Minister of Finance under the Exempted Undertakings Tax Protection Act 1966, as amended, an assurance that, in the event that Bermuda enacts legislation imposing tax computed on profits, income, any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance, then the imposition of any such tax shall not be applicable to AGL, AGC or the Bermuda Subsidiaries or to any of their operations or their shares, debentures or other obligations, until March 31, 2035. This assurance is subject to the proviso that it is not to be construed so as to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda, or to prevent the application of any tax payable in accordance with the provisions of the Land Tax Act 1967 or otherwise payable in relation to any land leased to AGL, AGC or the Bermuda Subsidiaries. AGL, AGC and the Bermuda Subsidiaries each pay annual Bermuda government fees, and the Bermuda Subsidiaries and AGC pay annual insurance license fees. In addition, all entities employing individuals in Bermuda are required to pay a payroll tax and there are other sundry taxes payable, directly or indirectly, to the Bermuda government.

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

        Information Reporting.    Under certain circumstances, U.S. Persons owning shares (directly, indirectly or constructively) in a foreign corporation are required to file IRS Form 5471 with their U.S. federal income tax returns. Generally, information reporting on IRS Form 5471 is required by (i) a person who is treated as a RPII shareholder, (ii) a 10% U.S. Shareholder of a foreign corporation that is a CFC for an uninterrupted period of 30 days or more during any tax year of the foreign corporation and who owned the stock on the last day of that year; and (iii) under certain circumstances, a U.S. Person who acquires stock in a foreign corporation and as a result thereof owns 10% or more of the voting power or value of such foreign corporation, whether or not such foreign corporation is a CFC. For any taxable year in which AGL determines that the 20% Gross Income Exception and the 20% Ownership Exception does not apply, AGL will provide to all U.S. Persons registered as shareholders of its shares a completed IRS Form 5471 or the relevant information necessary to complete the form. Failure to file IRS Form 5471 may result in penalties. In addition, U.S. shareholders should consult their tax advisors with respect to other information reporting requirements that may be applicable to them.

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

        AGL's authorized share capital of $5,000,000 is divided into 500,000,000 shares, par value U.S. $0.01 per share, of which 182,445,943 common shares were issued and outstanding as of February 22, 2012. Except as described below, AGL's common shares have no pre-emptive rights or other rights to subscribe for additional common shares, no rights of redemption, conversion or exchange and no sinking fund rights. In the event of liquidation, dissolution or winding-up, the holders of AGL's common shares are entitled to share equally, in proportion to the number of common shares held by such holder, in AGL's assets, if any remain after the payment of all AGL's debts and liabilities and the liquidation preference of any outstanding preferred shares. Under certain circumstances, AGL has the right to purchase all or a portion of the shares held by a shareholder. See "—Acquisition of Common Shares by AGL" below.

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

Other Provisions of AGL's Bye-Laws

AGL's Board of Directors and Corporate Action

        AGL's Bye-Laws provide that AGL's Board of Directors shall consist of not less than three and not more than 21 directors, the exact number as determined by the Board of Directors. AGL's Board of Directors consists of eleven persons. In 2011, AGL's Bye-laws were amended to eliminate the classified board structure and provide for the annual election of all directors without affecting the current term of any director then in office. Accordingly, at the 2012 Annual General Meeting, eight directors will be elected for annual terms and three directors will continue to serve terms expiring at the 2013 Annual General Meeting, at which time all directors will be elected annually.

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

Employees

        As of December 31, 2011, the Company had 321 employees. None of the Company's employees are subject to collective bargaining agreements. The Company believes that employee relations are satisfactory.

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

        The financial guaranties issued by the Company's insurance subsidiaries insure the credit performance of the guaranteed obligations over an extended period of time, in some cases over 30 years, and in most circumstances, the Company has no right to cancel such financial guaranties. As a result, the Company's estimate of ultimate losses on a policy is subject to significant uncertainty over the life of the insured transaction due to the potential for significant variability in credit performance due to changing economic, fiscal and financial market variability over the long duration of most contracts.

        The determination of expected loss is an inherently subjective process involving numerous estimates, assumptions and judgments by management, using both internal and external data sources with regard to frequency, severity of loss, economic projections and other factors that affect credit performance. The Company does not use traditional actuarial approaches to determine its estimates of expected losses. Actual losses will ultimately depend on future events or transaction performance. As a result, the Company's current estimates of probable and estimable losses may not reflect the Company's future ultimate claims paid. If the Company's actual losses exceed its current estimate, this may result in adverse effects on the Company's financial condition, results of operations, liquidity, business prospects, financial strength ratings and ability to raise additional capital.

        The uncertainty of expected losses has substantially increased since mid-2007, especially for RMBS transactions. Current expected losses in such transactions, as well as other mortgage related transactions, far exceed initial expected losses due to the high level of mortgage defaults across all U.S. regions. As a result, historical loss data may have limited value in predicting future RMBS losses. The Company's net par outstanding as of December 31, 2011 and December 31, 2010 for U.S. RMBS was $21.6 billion and $25.1 billion, respectively. For a discussion of the Company's review of its RMBS transactions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Consolidated Results of Operations—Losses in the Insured Portfolio."

        The Company's estimate of expected RMBS losses takes into account expected recoveries from sellers and originators of the underlying residential mortgages. RMBS transaction documentation generally specifies that the seller or originator must repurchase a loan from the RMBS transaction if the seller or originator has breached its representations and warranties regarding that loan and if that breach materially and adversely affects (a) the interests of the trust, the trustee, the noteholders or the financial guaranty insurer in the mortgage loan or (b) the value of the mortgage loan. In order to enforce the repurchase remedy, the Company has been reviewing mortgage loan files for RMBS transactions that it has insured in order to identify the loans that the Company believes violate the seller's or originator's representations and warranties regarding the characteristics of such loans. The Company then submits or "puts back" such loans to the sellers or originators for repurchase from the RMBS transaction.

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

        The methodologies that the Company uses to estimate expected losses in general and for any specific obligation in particular may not be similar to methodologies used by the Company's competitors, counterparties or other market participants. Subsequent to the AGMH Acquisition, the Company harmonized the approaches it and AGMH use to estimate expected losses for RMBS and other transactions. For additional discussion of the Company's reserve methodologies, see Note 5, Financial Guaranty Insurance Contracts, of Financial Statements and Supplementary Data.

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

        Since 2008, each of S&P and Moody's has reviewed and downgraded the financial strength ratings of AGL's insurance and reinsurance subsidiaries, including AGC, AGM and AG Re. In addition, the rating agencies have from time to time changed the ratings outlook for certain of the Company's subsidiaries to "negative" from "stable" or have placed such ratings on watch for possible downgrade.

        The most recent rating action by Moody's on AGL and its subsidiaries took place on December 18, 2009, when Moody's concluded the financial strength rating review of AGC and AG Re that it had initiated on November 12, 2009 (when it downgraded the insurance financial strength ratings of AGC and AGUK from Aa2 to Aa3 and of AG Re, AGRO and Assured Guaranty Mortgage Insurance Company from Aa3 to A1, and placed all of the insurance companies' ratings on review for possible downgrade). In December 2009, Moody's confirmed the Aa3 insurance financial strength rating of AGC and AGUK, and the A1 insurance financial strength rating of AG Re, AGRO and Assured Guaranty Mortgage Insurance Company. At the same time, Moody's affirmed the Aa3 insurance financial strength rating of AGM. Moody's stated that it believed the Company's capital support transactions, including AGL's issuance of common shares in December 2009 that resulted in net proceeds of $573.8 million, $500.0 million of which was downstreamed to AGC, increased AGC's capital to a level consistent with Moody's expectations for a Aa3 rating, while leaving its affiliates with capital structures that Moody's believes are appropriate for their own ratings. However, Moody's ratings outlook for each such rating is negative because Moody's believes there is meaningful remaining uncertainty about the Company's ultimate credit losses and the demand for the Company's financial guaranty insurance and its competitive position once the municipal finance market normalizes. Moody's is in the process of reviewing the Company's ratings and the Company cannot assure you that Moody's will not take negative action on such ratings.

        S&P lowered the counterparty credit and financial strength ratings of AGC, AGM and their respective insurance subsidiaries to AA- on November 30, 2011. On that date, S&P also lowered the financial enhancement rating of AG Re and AGRO to AA- from AA. At the same time, S&P changed its outlook on such entities from CreditWatch Negative to Stable. These actions by S&P took place at the end of almost an entire year of uncertainty over the Company's financial strength ratings. The uncertainty began on January 24, 2011, when S&P released a publication entitled "Request for Comment: Bond Insurance Criteria," in which it requested comments on proposed changes to its bond insurance ratings criteria and noted that it could lower its financial strength ratings on existing investment grade bond insurers (which included the Company's insurance subsidiaries) by one or more rating categories if the proposed bond insurance ratings criteria were adopted, unless those bond insurers raised additional capital or reduced risk. Over the course of 2011, market participants provided comments on the proposed criteria and awaited the issuance of the new criteria. When S&P released its final criteria in August 2011, the criteria contained a new "largest obligor test" that had not been included in the Request for Comment. The largest obligor test had the effect of significantly reducing Assured Guaranty's allowed single risk limits and limiting its financial strength rating level. Then, in September 2011, S&P placed the financial strength ratings of AGM and AGC, their respective insurance company subsidiaries and AG Re on CreditWatch negative. In November 2011, S&P assigned AGM, AGC and AG Re financial strength ratings of AA- (Stable Outlook). The Company cannot assure you that S&P will not take additional negative action on such ratings.

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

        In addition, a downgrade may have a negative impact on the Company in respect of the transactions that it has insured or reinsurance that it has assumed. For example, a downgrade of one of the Company's insurance subsidiaries may result in increased claims under financial guaranties such subsidiary has issued. In particular, with respect to variable rate demand obligations for which a bank has agreed to provide a liquidity facility, a downgrade of the insurer may provide the bank with the right to give notice to bondholders that the bank will terminate the liquidity facility, causing the bondholders to tender their bonds to the bank. Bonds held by the bank accrue interest at a "bank bond rate" that is higher than the rate otherwise borne by the bond (typically the prime rate plus 2.00%—3.00%, often with a floor of 7%, and capped at the maximum legal limit). In the event that the bank holds such bonds for longer than a specified period of time, usually 90-180 days, the bank has the right additionally to demand accelerated repayment of bond principal, usually through payment of equal installments over a period of not less than five years. In the event that a municipal obligor is unable to pay interest accruing at the bank bond rate or to pay principal during the shortened amortization period, a claim could be submitted to the insurer under its financial guaranty. As of December 31, 2011, the Company had insured approximately $1.1 billion of par of variable rate demand obligations issued by municipal obligors rated BBB- or lower pursuant to the Company's internal rating. For a number of such obligations, a downgrade of the insurer below A+, in the case of S&P, or below A1, in the case of Moody's, triggers the ability of the bank to notify bondholders of the termination of the liquidity facility and to demand accelerated repayment of bond principal over a period of five to ten years. The specific terms relating to the rating levels that trigger the bank's termination right, and whether it is triggered by a downgrade by one rating agency or a downgrade by all rating agencies then rating the insurer, vary depending on the transaction. In addition, as discussed in greater detail under "Liquidity and Capital Resources—Commitments and Contingencies—Recourse Credit Facilities—2009 Strip Coverage Facility" within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," a downgrade of AGM may result in early termination of leases under leveraged lease transactions insured by AGM. Upon early termination of a lease, to the extent the early termination payment owing to the lessor within such a transaction is not paid, a claim could be made to AGM under its financial guaranty. To mitigate this risk, AGM has entered into a $980.5 million (originally $1 billion) strip coverage liquidity facility with Dexia Crédit Local S.A. to finance the potential payment of claims under these policies. See "Risks Related to the AGMH Acquisition—The Company has substantial exposure to credit and liquidity risks from Dexia" within these Risk Factors. Separately, in certain other transactions beneficiaries of financial guaranties issued by the Company's insurance subsidiaries may have the right to cancel the credit protection offered by the Company, which would result in the loss of future premium earnings and the reversal of any fair value gains or losses recorded by the Company.

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

        If AGM's financial strength or financial enhancement ratings were downgraded, AGM-insured GICs issued by the former AGMH subsidiaries that conducted AGMH's Financial Products Business (the "Financial Products Companies") may come due or may come due absent the provision of collateral by the GIC issuers. The Company relies on agreements pursuant to which Dexia has agreed to guarantee or lend certain amounts, or to post liquid collateral, in regards to AGMH's former financial products business. See "Risks Related to the AGMH Acquisition—The Company has substantial exposure to credit and liquidity risks from Dexia."

If AGC's financial strength or financial enhancement ratings were downgraded, the Company could be required to make termination payments or post collateral under certain of its credit derivative contracts, which could impair its liquidity, results of operations and financial condition.

        Within the Company's insured CDS portfolio of $85.0 billion of net par, the transaction documentation for $2.4 billion in CDS par insured provides that if the financial strength rating of AGC were downgraded past a specified level (which level varies from transaction to transaction), this would constitute a termination event that would allow the CDS counterparty to terminate the affected transactions. If the CDS counterparty elected to terminate the affected transactions, under some transaction documents the Company could be required to make a termination payment (or may be entitled to receive a termination payment from the CDS counterparty) and under other transaction documents the credit protection would be cancelled and no termination payment would be owing by either party. Under certain documents, the Company has the right to cure the termination event by posting collateral, assigning its rights and obligations in respect of the transactions to a third party, or seeking a third party guaranty of the obligations of the Company. The Company currently has three International Swaps and Derivative Association, Inc. ("ISDA") master agreements under which the applicable counterparty could elect to terminate transactions upon a rating downgrade of AGC. If AGC's financial strength ratings were downgraded to BBB- or Baa3, $89 million in par insured could be terminated by one counterparty; and if AGC's ratings were downgraded to BB+ or Ba1, an additional approximately $2.3 billion in par insured could be terminated by the other two counterparties. The Company does not believe that it can accurately estimate the termination payments it could be required to make if, as a result of any such downgrade, a CDS counterparty terminated its CDS contracts with the Company. These payments could have a material adverse effect on the Company's liquidity and financial condition.

        Under a limited number of other CDS contracts, the Company may be required to post eligible collateral to secure its obligation to make payments under such contracts. Eligible collateral is generally cash or U.S. government or agency securities; eligible collateral other than cash is valued at a discount to the face amount. For certain of such contracts, the CDS counterparty has agreed to have some exposure to the Company on an unsecured basis, but as the financial strength ratings of the Company's insurance subsidiaries decline, the amount of unsecured exposure to the Company allowed by the CDS counterparty decreases until, at a specified rating level (which level varies from transaction to transaction), the Company must collateralize all of the exposure. The amount of collateral required is based on a mark-to-market valuation of the exposure that must be secured. Under other contracts, the Company has negotiated caps such that the posting requirement cannot exceed a certain fixed amount, regardless of the financial strength ratings of the Company's insurance subsidiaries. As of December 31, 2011, the amount of insured par that is subject to collateral posting is approximately $14.8 billion (which amount is not reduced by unsecured exposure to the Company allowed by CDS counterparties at current financial strength rating levels), for which the Company has agreed to post approximately $779.9 million of collateral (which amount reflects some of the eligible collateral being valued at a discount to the face amount). Amounts posted by the Company to secure its obligations to a CDS counterparty are not available to pay claims to other beneficiaries of the Company's policies. The Company may be required to post additional collateral from time to time, depending on its financial strength ratings and on the market values of the transactions subject to the collateral posting. For approximately $14.3 billion of that $14.8 billion, at the Company's current ratings, the Company need not post on a cash basis more than $625 million, regardless of any change in the market value of the transactions, due to caps negotiated with counterparties. For the avoidance of doubt, the $625 million is already included in the $779.9 million that the Company has agreed to post. In the event AGC's ratings are downgraded to A+ or A3, the maximum amount to be posted against the $14.3 billion increases by $50 million to $675 million.

The downgrade of the financial strength ratings of AG Re or of AGC gives reinsurance counterparties the right to recapture ceded business, which would lead to a reduction in the Company's unearned premium reserve, net income and future net income.

        With respect to a significant portion of the Company's in-force financial guaranty Assumed Business, due to the downgrade of AG Re to A1, subject to the terms of each policy, the ceding company may have the right to recapture business ceded to AG Re and assets representing substantially all of the statutory unearned premium reserve net of loss reserves (if any) associated with that business. As of December 31, 2011, if this entire amount were recaptured, it would result in a corresponding one-time reduction to net income of approximately $13.9 million. In the case of AGC, some of its in-force financial guaranty reinsurance business is subject to recapture at AGC's current ratings and an additional portion of such business would be subject to recapture if AGC were downgraded by Moody's to below Aa3 or by S&P to below AA. Subject to the terms of each reinsurance agreement, upon recapture the ceding company typically is owed assets representing substantially all of the statutory unearned premium and loss reserves (if any) associated with AGC's assumed business. As of December 31, 2011, if all of AGC's assumed business was recaptured, it would result in a corresponding one-time reduction to net income of approximately $16.8 million.

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

        Through AGMH's, former Financial Products Companies subsidiaries, offered AGM-insured GICs and other investment agreements, including medium term notes ("MTNs"). In connection with the AGMH Acquisition, AGMH and its affiliates sold their ownership interests in the Financial Products Companies to Dexia Holdings. Even though AGMH no longer owns the Financial Products Companies, AGM's guaranties of the GICs and MTNs and other guaranties related to AGM's MTN business and leveraged lease business generally remain in place. While Dexia and AGMH have entered into a number of agreements pursuant to which Dexia has assumed the credit and liquidity risks associated with AGMH's former Financial Products Business, AGM is still subject to risks in the event Dexia fails to perform. If AGM is required to pay any amounts on or post collateral in respect of financial products issued or executed by the Financial Products Companies, AGM is subject to the risk that (a) it will not receive the guaranty payment from Dexia on a timely basis or at all or (b) the GICs will not be paid from funds received from Dexia on a timely basis or at all, in which case AGM itself will be required to make the payment under its financial guaranty policies. As of December 31, 2011, the aggregate fair value (after agreed reductions) of the assets supporting the GIC portion of the Financial Products Business exceeded the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business. See "—The Company has substantial exposure to credit and liquidity risks from Dexia." For a description of the agreements entered into with Dexia, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Arrangements with respect to AGMH's former Financial Products Business."

The Company has substantial exposure to credit and liquidity risks from Dexia.

        Dexia and the Company have entered into a number of agreements intended to protect the Company from having to pay claims on AGMH's former Financial Products Business, which the Company did not acquire. Dexia has agreed to guarantee certain amounts, lend certain amounts or post liquid collateral for or in respect of AGMH's former Financial Products Business. Dexia SA and Dexia Crédit Local S.A. ("DCL"), jointly and severally, have also agreed to indemnify the Company for losses associated with AGMH's former Financial Products Business, including the ongoing Department of Justice and SEC investigations of such business. Furthermore, DCL, acting through its New York Branch, is providing a commitment of up to $980.5 million (originally $1 billion) under a strip coverage liquidity facility in order to make loans to AGM to finance the payment of claims under certain financial guaranty insurance policies issued by AGM or its affiliate that relate to the equity strip portion of leveraged lease transactions insured by AGM. The equity strip portion of the leveraged lease transactions is part of AGMH's financial guaranty business, which the Company did acquire. However, in connection with the AGMH Acquisition, DCL agreed to provide AGM with financing so that AGM could fund its payment of claims made under financial guaranty policies issued in respect of this portion of the business, because the amount of such claims could be large and are generally payable within a short time after AGM receives them. For a description of the agreements entered into with Dexia and a further discussion of the risks that these agreements are intended to protect against, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Arrangements with respect to AGMH's former Financial Products Business."

        Despite the execution of such documentation, the Company remains subject to the risk that Dexia may not make payments or securities available (a) on a timely basis, which is referred to as "liquidity risk," or (b) at all, which is referred to as "credit risk," because of the risk of default. Even if Dexia has sufficient assets to pay, lend or post as collateral all amounts when due, concerns regarding Dexia's financial condition or willingness to comply with its obligations could cause one or more rating agencies to view negatively the ability or willingness of Dexia to perform under its various agreements and could negatively affect the Company's ratings.

        Dexia has been affected by the recent sovereign debt crisis in Europe but has undertaken measures that should provide it with additional stability. In October 2011, Dexia announced a series of measures aimed at restructuring the Dexia group in response to the worsening of the debt crisis and the pressures it was causing on the interbank market. One of these measures included the sale of Dexia Bank Belgium to the Belgian state, which was finalized on October 20, 2011. The Société Fédérale de Participations et d'Investissement, acting on behalf of the Belgian state, currently holds 100% of the shares of Dexia Bank Belgium. The sale agreement contemplated a gradual reduction in the intra-group financing granted by Dexia Bank Belgium to other Dexia group entities as part of the unwinding of the existing tight operational links between Dexia Bank Belgium and the rest of the Dexia group. In addition, in order to enable Dexia SA and Dexia Crédit Local to regain access to the financing markets, the States of Belgium, France and Luxembourg have undertaken to guarantee debt issued by those entities in an amount up to EUR 90 billion.

AGMH and its subsidiaries could be subject to non-monetary consequences arising out of litigation associated with AGMH's former financial products business, which the Company did not acquire.

        As noted under "Item 3. Legal Proceedings—Proceedings Related to AGMH's Former Financial Products Business," in February 2008, AGMH received a "Wells Notice" from the staff of the Philadelphia Regional Office of the SEC relating to an ongoing industry-wide investigation concerning the bidding of municipal GICs and other municipal derivatives. The Wells Notice indicates that the SEC staff is considering recommending that the SEC authorize the staff to bring a civil injunctive action and/or institute administrative proceedings against AGMH, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and Section 17(a) of the Securities Act. In addition, in November 2006, AGMH received a subpoena from the Antitrust Division of the Department of Justice issued in connection with an ongoing criminal investigation of bid rigging of awards of municipal GICs and other municipal derivatives. While these proceedings relate to AGMH's former Financial Products Business, which the Company did not acquire, they are against entities which the Company did acquire. Furthermore, while Dexia SA and DCL, jointly and severally, have agreed to indemnify the Company against liability arising out of these proceedings, such indemnification might not be sufficient to fully hold the Company harmless against any injunctive relief or civil or criminal sanction that is imposed against AGMH or its subsidiaries.

Restrictions on the conduct of AGM's business subsequent to the AGMH Acquisition place limits on the Company's operating and financial flexibility.

        Under the Purchase Agreement, the Company agreed to conduct AGM's business subject to certain operating and financial constraints. These restrictions will generally continue until July 1, 2012. Among other items, the Company has agreed that AGM will not repurchase, redeem or pay any dividends on any class of its equity interests unless at that time:

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

        These agreements limit Assured Guaranty's operating and financial flexibility with respect to the operations of AGM. For further discussion of these restrictions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparability of Periods Presented—AGMH Acquisition."

Risks Related to the Financial, Credit and Financial Guaranty Markets

Improvement in the recent difficult conditions in the U.S. and world-wide financial markets has been gradual, and the Company's business, liquidity, financial condition and stock price may continue to be adversely affected.

        The Company's loss reserves, profitability, financial position, insured portfolio, investment portfolio, cash flow, statutory capital and stock price could be materially affected by the U.S. and global markets. Upheavals in the financial markets can affect the Company's business through their effects on general levels of economic activity and employment. The global recession and disruption of the financial markets has led to concerns over capital markets access and the solvency of certain

European Union member states, including Greece, Portugal, Ireland, Italy and Spain, and of financial institutions that have significant direct or indirect exposure to debt issued by these countries. Certain of the major rating agencies have downgraded the sovereign debt of Greece, Portugal and Ireland to below investment grade. The sovereign debt of Italy and Spain were also recently downgraded. These ratings downgrades and implementation of European Union and private sector support programs have increased concerns that other European Union member states could experience similar financial troubles. In the U.S., the unemployment rate remains high and housing prices have not yet stabilized. The Company and its financial position will continue to be subject to risk of the global financial and economic conditions that could materially and negatively affect its ability to access the capital markets, the cost of the Company's debt, the demand for its products, the amount of losses incurred on transactions it guarantees, the value of its investment portfolio, its financial ratings and its stock price.

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

        The economic crisis caused many state and local governments that issue some of the obligations the Company insures to experience significant budget deficits and revenue collection shortfalls that require them to significantly raise taxes and/or cut spending in order to satisfy their obligations. While the U.S. government has provided some financial support to state and local governments and although, in 2011, overall state revenues have increased, significant budgetary pressures remain, especially at the local government level. If the issuers of the obligations in the Company's public finance portfolio do not have sufficient funds to cover their expenses and are unable or unwilling to raise taxes, decrease spending or receive federal assistance, the Company may experience increased levels of losses or impairments on its public finance obligations, which could materially and adversely affect its business, financial condition and results of operations.

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

        Demand for financial guaranty insurance generally fluctuates with changes in market credit spreads. Credit spreads, which are based on the difference between interest rates on high-quality or "risk free" securities versus those on lower-rated or uninsured securities, fluctuate due to a number of factors and are sensitive to the absolute level of interest rates, current credit experience and investors' willingness to purchase lower-rated or higher-rated securities. When interest rates are low or when the market is relatively less risk averse, the credit spread between high-quality or insured obligations versus lower- rated or uninsured obligations typically narrows or is "tight" and, as a result, financial guaranty insurance typically provides lower interest cost savings to issuers than it would during periods of relatively wider credit spreads. As a result, issuers are less likely to use financial guaranties on their new issues when credit spreads are tight, resulting in decreased demand or premiums obtainable for financial guaranty insurance, and thus a reduction in the Company's results of operations.

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

        The Company's operating results are affected, in part, by the performance of its investment portfolio which consists primarily of fixed-income securities and short-term investments. As of December 31, 2011, the fixed-income securities and short-term investments had a fair value of approximately $10.9 billion. Credit losses and changes in interest rates could have an adverse effect on its shareholders' equity and net income. Credit losses result in realized losses on the Company's investment portfolio, which reduce net income and shareholders' equity. Changes in interest rates can affect both shareholders' equity and investment income. For example, if interest rates decline, funds reinvested will earn less than expected, reducing the Company's future investment income compared to the amount it would earn if interest rates had not declined. However, the value of the Company's fixed-rate investments would generally increase if interest rates decreased, resulting in an unrealized gain on investments included in shareholders' equity. Conversely, if interest rates increase, the value of the investment portfolio will be reduced, resulting in unrealized losses that the Company is required to include in shareholders' equity as a change in accumulated other comprehensive income. Accordingly, interest rate increases could reduce the Company's shareholders' equity.

        As of December 31, 2011, mortgage-backed securities constituted approximately 17.7% of the Company's fixed-income securities and short-term investments. Changes in interest rates can expose the Company to significant prepayment risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities are prepaid more quickly, requiring the Company to reinvest the proceeds at then-current market rates. During periods of rising interest rates, the frequency of prepayments generally decreases. Mortgage-backed securities having an amortized value less than par (i.e., purchased at a discount to face value) may incur a decrease in yield or a loss as a result of slower prepayment.

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

        The Company's capital requirements depend on many factors, including its in-force book of business and rating agency capital requirements. For example, as discussed under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources," the Company has outstanding exposures to certain infrastructure transactions in its insured portfolio that expose it to refinancing risk. If those exposures are unable to be refinanced in the market prior to the expiration of the Company's financial guaranty policy due to market dislocation and increased credit spreads, the Company may have to participate in these refinancings and then recover over time the amounts it has paid from revenues produced by the transactions. The Company also needs capital to pay losses on its insured portfolio and to write new business. Failure to raise additional capital as needed may result in the Company being unable to write new business and may result in the ratings of the Company and its subsidiaries being downgraded by one or more ratings agency.

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

        Furthermore, in connection with the AGMH Acquisition, the Company covenanted to Dexia that it would not repurchase, redeem or pay any dividends on any class of AGM's equity interests for a period of three years from the date of the AGMH Acquisition unless AGM had certain minimum ratings from the rating agencies and the aggregate amount of dividends paid in any year does not exceed 125% of AGMH's debt service requirements for that year. See "Risks Related to the AGMH Acquisition—Restrictions on the conduct of AGM's business subsequent to the AGMH Acquisition place limits on the Company's operating and financial flexibility." In addition, to the extent that dividends are paid from AGL's U.S. subsidiaries, they presently would be subject to U.S. withholding tax at a rate of 30%.

        AG Re's and AGRO's dividend distribution are governed by Bermuda law. Under Bermuda law, dividends may only be paid if there are reasonable grounds for believing that the company is, or would after the payment be, able to pay its liabilities as they become due and if the realizable value of its assets would thereby not be less than its liabilities. Distributions to shareholders may also be paid out of statutory capital, but are subject to a 15% limitation without prior approval of the Authority. Dividends are limited by requirements that the subject company must at all times (i) maintain the minimum solvency margin required under the Insurance Act and the enhanced capital requirement applicable to it and (ii) have relevant assets in an amount at least equal to 75% of relevant liabilities, both as defined under the Insurance Act. AG Re, as a Class 3B insurer, is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the Authority an affidavit stating that it will continue to meet the required margins. Any distribution which results in a reduction of 15% of more of the company's total statutory capital, as set out in its previous year's financial statements, would require the prior approval of the Authority.

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

        There can be no assurance that the liquidity of AGL and its subsidiaries will not be adversely affected by adverse market conditions, changes in insurance regulatory law or changes in general economic conditions. In 2011, Assured Guaranty permitted a liquidity facility to expire without replacement and terminated and replaced a soft capital facility with an excess of loss reinsurance facility. There can be no assurance that existing liquidity facilities will prove adequate to the needs of AGL and its subsidiaries or that adequate liquidity will be available on favorable terms in the future.

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

        As of December 31, 2011 and 2010, 17% and 20%, respectively, of the Company's financial guaranty direct exposures have been executed as credit derivatives. Traditional financial guaranty insurance provides an unconditional and irrevocable guaranty that protects the holder of a municipal finance or structured finance obligation against non-payment of principal and interest, while credit derivatives provide protection from the occurrence of specified credit events, including non-payment of principal and interest. In general, the Company structures credit derivative transactions such that circumstances giving rise to its obligation to make payments are similar to that for financial guaranty policies and generally occur as losses are realized on the underlying reference obligation. The tenor of credit derivatives exposures, like exposure under financial guaranty insurance policies, is also generally for as long as the reference obligation remains outstanding.

        Nonetheless, credit derivative transactions are governed by ISDA documentation and operate differently from financial guaranty insurance policies. For example, the Company's control rights with respect to a reference obligation under a credit derivative may be more limited than when it issues a financial guaranty insurance policy on a direct primary basis. In addition, a credit derivative may be terminated for a breach of the ISDA documentation or other specific events, unlike financial guaranty insurance policies. In some of the Company's older credit derivative transactions, one such specified event is the failure of AGC to maintain specified financial strength ratings. If a credit derivative is terminated, the Company could be required to make a termination payment as determined under the ISDA documentation. In addition, under a limited number of credit derivative contracts, the Company may be required to post eligible securities as collateral, generally cash or U.S. government or agency securities, under specified circumstances. The need to post collateral under these transactions is generally based on valuation in excess of contractual thresholds. The particular thresholds decline if the Company's ratings decline. See "Risks Related to the Company's Financial Strength and Financial Enhancement Ratings—A downgrade of the financial strength or financial enhancement ratings of any of the Company's insurance and reinsurance subsidiaries would adversely affect its business and prospects and, consequently, its results of operations and financial condition."

Further downgrades of one or more of the Company's reinsurers could reduce the Company's capital adequacy and return on equity. The impairment of other financial institutions also could adversely affect the Company.

        At December 31, 2011, the Company had ceded approximately 9% of its principal amount of insurance outstanding to third party reinsurers. In evaluating the credits insured by the Company, securities rating agencies allow capital charge "credit" for reinsurance based on the reinsurers' ratings. In recent years, a number of the Company's reinsurers were downgraded by one or more rating agencies, resulting in decreases in the credit allowed for reinsurance and in the financial benefits of using reinsurance under existing rating agency capital adequacy models. Many of the Company's reinsurers have already been downgraded to single-A or below by one or more rating agencies. The Company could be required to raise additional capital to replace the lost reinsurance credit in order to satisfy rating agency and regulatory capital adequacy and single risk requirements. The rating agencies' reduction in credit for reinsurance could also ultimately reduce the Company's return on equity to the extent that ceding commissions paid to the Company by the reinsurers were not adequately increased to compensate for the effect of any additional capital required. In addition, downgraded reinsurers may default on amounts due to the Company and such reinsurer obligations may not be adequately collateralized, resulting in additional losses to the Company and a reduction in its shareholders' equity and net income.

        The Company also has exposure to counterparties in various industries, including banks, hedge funds and other investment vehicles in its insured transactions. Many of these transactions expose the Company to credit risk in the event its counterparty fails to perform its obligations.

The performance of the Company's invested assets affects its results of operations and cash flows.

        Investment income from the Company's investment portfolio is one of the primary sources of cash flows supporting its operations and claim payments. For the years ended December 31, 2011, 2010 and 2009, the Company's net investment income was $391.0 million, $354.7 million and $259.2 million, respectively. If the Company's calculations with respect to its policy liabilities are incorrect or other unanticipated payment obligations arise, or if the Company improperly structures its investments to meet these liabilities, it could have unexpected losses, including losses resulting from forced liquidation of investments before their maturity.

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

        The Company has retained four investment managers to manage its investment portfolio. The performance of the Company's invested assets is subject to the performance of the investment managers in selecting and managing appropriate investments. The investment managers have discretionary authority over the Company's investment portfolio within the limits of its investment guidelines.

The Company is dependent on key executives and the loss of any of these executives, or its inability to retain other key personnel, could adversely affect its business.

        The Company's success substantially depends upon its ability to attract and retain qualified employees and upon the ability of its senior management and other key employees to implement its business strategy. The Company believes there are only a limited number of available qualified executives in the business lines in which the Company competes. Although the Company is not aware of any planned departures, the Company relies substantially upon the services of Dominic J. Frederico, President and Chief Executive Officer, and other executives. Although the Company has designed its executive compensation with the goal of retaining and incentivizing its executive officers, the Company may not be successful in retaining their services. The loss of the services of any of these individuals or other key members of the Company's management team could adversely affect the implementation of its business strategy.

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

        The Bermuda Monetary Authority has stated that achieving equivalence with European Union regulators under the Solvency II Directive (expected to become effective in early 2014) is one of its key strategic objectives. To that end, the Authority has introduced (and is in the process of introducing) regulations that, among other things, implements a group supervision regime and enhances the capital and solvency framework applicable to Bermuda insurers. The regulations and the proposed regulations, when implemented, may have an impact on the Company's operations.

Risks Related to GAAP and Applicable Law

Marking-to-market the Company's insured credit derivatives portfolio may subject net income to volatility.

        The Company is required to mark-to-market certain derivatives that it insures, including CDS that are considered derivatives under GAAP. Although there is no cash flow effect from this "marking-to-market," net changes in the fair value of the derivative are reported in the Company's consolidated statements of operations and therefore affect its reported earnings. As a result of such treatment, and given the large principal balance of the Company's CDS portfolio, small changes in the market pricing for insurance of CDS will generally result in the Company recognizing material gains or losses, with material market price increases generally resulting in large reported losses under GAAP. Accordingly, the Company's GAAP earnings will be more volatile than would be suggested by the actual performance of its business operations and insured portfolio.

        The fair value of a credit derivative will be affected by any event causing changes in the credit spread (i.e., the difference in interest rates between comparable securities having different credit risk) on an underlying security referenced in the credit derivative. Common events that may cause credit spreads on an underlying municipal or corporate security referenced in a credit derivative to fluctuate include changes in the state of national or regional economic conditions, industry cyclicality, changes to a company's competitive position within an industry, management changes, changes in the ratings of the underlying security, movements in interest rates, default or failure to pay interest, or any other factor leading investors to revise expectations about the issuer's ability to pay principal and interest on its debt obligations. Similarly, common events that may cause credit spreads on an underlying structured security referenced in a credit derivative to fluctuate may include the occurrence and severity of collateral defaults, changes in demographic trends and their impact on the levels of credit enhancement, rating changes, changes in interest rates or prepayment speeds, or any other factor leading investors to revise expectations about the risk of the collateral or the ability of the servicer to collect payments on the underlying assets sufficient to pay principal and interest. The fair value of credit derivative contracts also reflects the change in the Company's own credit cost, based on the price to purchase credit protection on AGC. For discussion of the Company's fair value methodology for credit derivatives, see Note 6, Fair Value Measurement, of the Financial Statements and Supplementary Data.

        If the derivative is held to maturity and no credit loss is incurred, any gains or losses previously reported would be offset by corresponding gains or losses by maturity. Due to the complexity of fair value accounting and the application of GAAP requirements, future amendments or interpretations of relevant accounting standards may cause the Company to modify its accounting methodology in a manner which may have an adverse impact on its financial results.

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

        In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") signed into law on July 21, 2010 could result in requirements to maintain capital and/or post margin with respect to any future derivative transactions and possibly its existing insured derivatives portfolio. The magnitude of any capital or margin requirements, as well as the extent to which such requirements would apply in respect of the Company's existing derivatives or insured portfolio, will depend primarily on rulemaking by the SEC and Commodity Futures Trading Commission, much of which has not yet occurred. As discussed in "Risks Related to the Company's Capital and Liquidity Requirements—The Company may require additional capital from time to time, including from soft capital and liquidity credit facilities, which may not be available or may be available only on unfavorable terms," we cannot assure you that we will be able to obtain, or obtain on favorable terms, any additional capital that may be required by the Dodd-Frank Act. If the new regulations require a substantial amount of collateral to be posted, this could have material adverse effects on the Company's financial condition, liquidity and results of operation.

        Pursuant to the Dodd-Frank Act, a Federal Insurance Office ("FIO") has been established to focus on systemic risk oversight and to develop federal policy on prudential aspects of international insurance matters. The FIO is conducting a study for submission to the U.S. Congress on how to modernize and improve insurance regulation in the U.S. While the impact to the Company and its affiliates of the establishment and activity of the FIO is not clear, it is possible that it could have an adverse effect on its business and operations. Moreover, various federal regulatory agencies have begun proposing and adopting regulations in furtherance of the Dodd-Frank Act provisions and will continue in the coming months, such as the proposed regulations issued by the Financial Stability Oversight Council to identify certain nonbank financial companies to be subject to supervision by the Board of Governors of the Federal Reserve System. To the extent these or other requirements ultimately apply to the Company when adopted in final form, they could require the Company to change how it conducts and manages its business and could adversely affect it. A recent proposed regulation to impose assessments on financial services companies does not as currently drafted apply to the Company, but it is still unclear how and to what extent these requirements might apply under final regulations and whether the Company would have to make material contributions if they were applicable.

        The foregoing requirements, as well as others that could be applied to the Company as a result of the legislation, could limit the Company's ability to conduct certain lines of business and/or subject the Company to enhanced business conduct standards and/or otherwise adversely affect its future results of operations. Because many provisions of the Dodd-Frank Act are being implemented through agency rulemaking processes, much of which have not been completed, our assessment of the legislation's impact on the Company and its business remains uncertain and is subject to change.

        In addition, the decline in the financial strength of many financial guaranty insurers has caused government officials to examine the suitability of some of the complex securities guaranteed by financial guaranty insurers. For example, the New York Insurance Department had announced that it would develop new rules and regulations for the financial guaranty industry. On September 22, 2008, the Department issued Circular Letter No. 19 (2008) (the "Circular Letter"), which established best practices guidelines for financial guaranty insurers effective January 1, 2009. The Department had announced that it plans to propose legislation and regulations to formalize these guidelines. Such guidelines and the related legislation and regulations may limit the amount of new structured finance business that AGC may write.

        Furthermore, if the Company fails to comply with applicable insurance laws and regulations it could be exposed to fines, the loss of insurance licenses, limitations on the right to originate new business and restrictions on its ability to pay dividends, all of which could have an adverse impact on its business results and prospects. As a result of a number of factors, including incurred losses and risks reassumed from troubled reinsurers, AGM and AGC have from time to time exceeded regulatory risk limits. Failure to comply with these limits allows the Department the discretion to cause the Company to cease writing new business. Although the Company has notified the Department of such noncompliance, the Department has not exercised such discretion in the past. If an insurance company's surplus declines below minimum required levels, the insurance regulator could impose additional restrictions on the insurer or initiate insolvency proceedings. AGC and AGM may increase surplus by various means, including obtaining capital contributions from the Company, purchasing reinsurance or entering into other loss mitigation arrangements, reducing the amount of new business written or obtaining regulatory approval to release contingency reserves. From time to time, AGM and AGC have obtained approval from their regulators to release contingency reserves based on the expiration of their insured exposure.

AGL's ability to pay dividends may be constrained by certain regulatory requirements and restrictions.

        AGL is subject to Bermuda regulatory requirements that affect its ability to pay dividends on common shares and to make other payments. Under the Bermuda Companies Act 1981, as amended, AGL may declare or pay a dividend only (1) if it has reasonable grounds for believing that it is, and after the payment would be, able to pay its liabilities as they become due and (2) if the realizable value of its assets would not be less than its liabilities. While AGL currently intends to pay dividends on its common shares, investors who require dividend income should carefully consider these risks before investing in AGL.

        In addition, if, pursuant to the insurance laws and related regulations of Bermuda, Maryland and New York, AGL's insurance subsidiaries cannot pay sufficient dividends to AGL at the times or in the amounts that it requires, it would have an adverse effect on AGL's ability to pay dividends to shareholders. See "Risks Related to the Company's Capital and Liquidity Requirements—The ability of AGL and its subsidiaries to meet their liquidity needs may be limited."

Applicable insurance laws may make it difficult to effect a change of control of AGL.

        Before a person can acquire control of a U.S. or U.K. insurance company, prior written approval must be obtained from the insurance commissioner of the state or country where the insurer is domiciled. Because a person acquiring 10% or more of AGL's common shares would indirectly control the same percentage of the stock of its U.S. insurance company subsidiaries, the insurance change of control laws of Maryland, New York and the U.K. would likely apply to such a transaction.

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

AGL and its Bermuda subsidiaries may become subject to taxes in Bermuda after March 2035, which may have a material adverse effect on the Company's results of operations and on an investment in the Company.

        The Bermuda Minister of Finance, under Bermuda's Exempted Undertakings Tax Protection Act 1966, as amended, has given AGL and its Bermuda Subsidiaries an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then subject to certain limitations the imposition of any such tax will not be applicable to AGL or its Bermuda Subsidiaries, or any of AGL's or its subsidiaries' operations, shares, debentures or other obligations until March 31, 2035. Given the limited duration of the Minister of Finance's assurance, the Company cannot be certain that it will not be subject to Bermuda tax after March 31, 2035.

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

        Legislation has been introduced in the U.S. Congress intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the U.S. but have certain U.S. connections. For example, legislation has previously been introduced in Congress to limit the deductibility of reinsurance premiums paid by U.S. insurance companies to foreign affiliates and impose additional limits on deductibility of interest of foreign owned U.S. corporations. Another prior legislative proposal would treat a foreign corporation that is primarily managed and controlled in the U.S. as a U.S. corporation for U.S federal income tax purposes. Further, legislation has previously been introduced to override the reduction or elimination of the U.S. withholding tax on certain U.S. source investment income under a tax treaty in the case of a deductible related party payment made by a U.S. member of a foreign controlled group to a foreign member of the group organized in a tax treaty country to the extent that the ultimate foreign parent corporation would not enjoy the treaty benefits with respect to such payments. It is possible that this or similar legislation could be introduced in and enacted by the current Congress or future Congresses that could have an adverse impact on the Company or the Company's shareholders.

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

Scope of Application of Recently Enacted Legislation is Uncertain

        Congress enacted legislation in 2010 that would require any non-U.S. entity that is characterized as a "foreign financial institution" ("FFI") to enter into an agreement with the Internal Revenue Service that would require the FFI to obtain information about the FFI's financial account owners, including its shareholders and noteholders other than holders of shares or notes that are regularly traded on an established securities market ("Non-Publicly Traded Securities Holders"), and to disclose information about its U.S. Non-Publicly Traded Securities Holders to the IRS. This legislation generally also would impose a 30% withholding tax on certain payments of U.S. source income to the FFI if it does not enter into the agreement, is unable to obtain information about its U.S. Non-Publicly Traded Securities Holders or otherwise fails to satisfy its obligations under the agreement. Additionally, even if the FFI does enter into such an agreement with the IRS, the 30% withholding tax could be imposed on Non-Publicly Traded Securities Holders that do not provide the required information. If the FFI cannot satisfy these obligations, payments of direct or indirect U.S. source income made after December 31, 2013 to the FFI or payments by the FFI to the Non-Publicly Traded Securities Holders after this date generally would be subject to such withholding tax under the legislation. Further, if the non-U.S. entity is not characterized as an FFI, it generally would be subject to such 30% withholding tax on certain payments of U.S. source income unless it either provides information to withholding agents with respect to its "substantial U.S. owners" or makes certain certifications, with an exception to this rule provided for a corporation the stock of which is regularly traded on an established securities market and subsidiaries of such corporation. Although this recently enacted legislation does not appear to be intended to apply to AGL or its non-U.S. subsidiaries, the scope of this legislation is unclear. As a result, Non-Publicly Traded Securities Holders may be required to provide any information that AGL determines necessary to avoid the imposition of such withholding tax in order to allow AGL to satisfy such obligations. The U.S. Treasury is expected to issue regulations clarifying the scope of this legislation, and such regulations could have an adverse impact on us. In the event that this withholding tax is imposed, our results of operations could be materially adversely affected.

Recharacterization by the Internal Revenue Service of the Company's U.S. federal tax treatment of losses on the Company's CDS portfolio can adversely affect the Company's financial position.

        As part of the Company's financial guaranty business, the Company has sold credit protection by insuring CDS entered into with various financial institutions. Assured Guaranty's CDS portfolio has experienced significant cumulative fair value losses which are only deductible for U.S. federal income tax purposes upon realization and, consequently, generate a significant deferred tax asset based on the Company's intended treatment of such losses as ordinary insurance losses upon realization. The U.S. federal income tax treatment of CDS is an unsettled area of the tax law. As such, it is possible that the Internal Revenue Service may decide that the losses generated by the Company's CDS business should be characterized as capital rather than ordinary insurance losses, which could materially adversely affect the Company's financial condition.

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

  •
  changes in earnings estimates or buy/sell recommendations by analysts; and

  •
  general financial, economic and other market conditions.

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

        Future sales or other issuances of AGL's equity may adversely affect the market price of its common shares and equity-linked securities. For example, in connection with forward purchase contracts issued in June 2009 as part of AGL's equity units, AGL is required to issue between 11,605,500 and 13,636,500 of its common shares, depending on the trading price of such common shares, no later than June 1, 2012. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Commitments and Contingencies—Long Term Debt Obligations—Debt Issued by AGUS—8.50% Senior Notes." In addition, based on a Schedule 13D/A filed by WL Ross Group, L.P. on December 5, 2011, WL Ross Group, L.P. and its affiliates own 10.89% of AGL's common shares as of December 31, 2011 and have registration rights with respect to AGL common shares. A sale of a significant portion of such holdings could adversely affect the market price of AGL's common shares and equity-linked securities.

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

        The Company and its subsidiaries also occupy currently another approximately 21,000 square feet of office space in San Francisco, Irvine, London, Madrid and Sydney. The Madrid lease expires in April, 2012, at which time that office will close and the agreement on the Irvine office expires in July 31, 2012 and is renewable at our option.

        Management believes that the office space is adequate for its current and anticipated needs.

ITEM 3.    LEGAL PROCEEDINGS

        Lawsuits arise in the ordinary course of the Company's business. It is the opinion of the Company's management, based upon the information available, that the expected outcome of litigation against the Company, individually or in the aggregate, will not have a material adverse effect on the Company's financial position or liquidity, although an adverse resolution of litigation against the Company in a fiscal quarter or year could have a material adverse effect on the Company's results of operations in a particular quarter or fiscal year. In addition, in the ordinary course of their respective businesses, certain of the Company's subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods. For example, as described in Note 5, Financial Guaranty Insurance Contracts, "Recovery Litigation—RMBS Transactions," of the Financials Statements and Supplementary Data, as of the date of this filing, AGC and AGM have filed complaints against certain sponsors and underwriters of RMBS securities that AGC or AGM had insured, alleging, among other claims, that such persons had breached representations and warranties ("R&W") in the transaction documents, failed to cure or repurchase defective loans and/or violated state securities laws. The amounts, if any, the Company will recover in proceedings to recover losses are uncertain, and recoveries, or failure to obtain recoveries, in any one or more of these proceedings during any quarter or fiscal year could be material to the Company's results of operations in that particular quarter or fiscal year.

Proceedings Relating to the Company's Financial Guaranty Business

        The Company receives subpoenas duces tecum and interrogatories from regulators from time to time. The Company has satisfied the requests it has received. It may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries, if any, in the future.

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

        Beginning in December 2008, AGM and various other financial guarantors were named in complaints filed in the Superior Court, San Francisco County, California. Since that time, plaintiffs' counsel has filed amended complaints against AGM and AGC and added additional plaintiffs. As of the date of this filing, the plaintiffs with complaints against AGM and AGC, among other financial guaranty insurers, are: (a) City of Los Angeles, acting by and through the Department of Water and Power; (b) City of Sacramento; (c) City of Los Angeles; (d) City of Oakland; (e) City of Riverside; (f) City of Stockton; (g) County of Alameda; (h) County of Contra Costa; (i) County of San Mateo; (j) Los Angeles World Airports; (k) City of Richmond; (l) Redwood City; (m) East Bay Municipal Utility District; (n) Sacramento Suburban Water District; (o) City of San Jose; (p) County of Tulare; (q) The Regents of the University of California; (r) The Redevelopment Agency of the City of Riverside; (s) The Public Financing Authority of the City of Riverside; (t) The Jewish Community Center of San Francisco; (u) The San Jose Redevelopment Agency; (v) The Redevelopment Agency of the City of Stockton; (w) The Public Financing Authority of the City of Stockton; and (x) The Olympic Club. Complaints filed by the City and County of San Francisco and the Sacramento Municipal Utility District were subsequently dismissed against AGM and AGC. These complaints allege that the financial guaranty insurer defendants (i) participated in a conspiracy in violation of California's antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and created market demand for municipal bond insurance, (ii) participated in risky financial transactions in other lines of business that damaged each insurer's financial condition (thereby undermining the value of each of their guaranties), and (iii) failed to adequately disclose the impact of those transactions on their financial condition. In addition to their antitrust claims, various plaintiffs in these actions assert claims for breach of the covenant of good faith and fair dealing, fraud, unjust enrichment, negligence, and negligent misrepresentation. At hearings held in July and October 2011 relating to AGM, AGC and the other defendants' motion to dismiss, the court overruled the motion to dismiss on the following claims: breach of contract, violation of California's antitrust statute and of its unfair business practices law, and fraud. The remaining claims were dismissed. On December 2, 2011, AGM, AGC and the other bond insurer defendants filed an Anti-SLAPP ("Strategic Lawsuit Against Public Participation") motion to strike the complaints under California's Code of Civil Procedure. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

        In September 2010, AGM, among others, was named as a defendant in an interpleader complaint filed by Wells Fargo Bank, N.A., as trust administrator, in the United States District Court, Southern District of New York. The interpleader complaint relates to the MASTR Adjustable Rate Mortgages Trust 2006-OA2, Mortgage Pass-Through Certificates, Series 2006-OA2 RMBS transaction, in which AGM had insured certain classes of certificates. Certain holders of uninsured certificates have disputed payments made by the trust administrator to reimburse AGM for claims it had paid under its financial guaranty policy, and the trust administrator sought adjudication of the priority of AGM's reimbursements. On March 29, 2011, the court granted a motion for judgment on the pleadings and ruled that, pursuant to the waterfall, AGM is only entitled to receive funds that would otherwise have been distributed to the holders of the classes that AGM insures, and that AGM receive such funds at the respective steps in the waterfall that immediately follow the steps at which such certificate holders would otherwise have received such funds. The court further ordered AGM to repay to the MARM 2006-OA2 trust the approximately $7.2 million that had been credited to it by Wells Fargo. On December 13, 2011, the court entered judgment substantially in conformance with its March 29, 2011 decision. In January 2012, AGM appealed the judgment, and requested that the judgment be stayed pending the appeal. AGM estimates that as a result of this adverse decision (if and to the extent that the adverse decision is not modified), total unreimbursed claims paid by AGM could be up to approximately $144 million (on a gross discounted basis, without taking into account the benefit of representation and warranty recoveries, and exclusive of the repayment of the $7.2 million credit), over the life of the transaction.

        On April 8, 2011, AG Re and AGC filed a Petition to Compel Arbitration with the Supreme Court of the State of New York, requesting an order compelling Ambac to arbitrate Ambac's disputes with AG Re and AGC concerning their obligations under reinsurance agreements with Ambac. In March 2010, Ambac placed a number of insurance policies that it had issued, including policies reinsured by

AG Re and AGC pursuant to the reinsurance agreements, into a segregated account. The Wisconsin state court has approved a rehabilitation plan whereby permitted claims under the policies in the segregated account will be paid 25% in cash and 75% in surplus notes issued by the segregated account. Ambac has advised AG Re and AGC that it has and intends to continue to enter into commutation agreements with holders of policies issued by Ambac, and reinsured by AG Re and AGC, pursuant to which Ambac will pay a combination of cash and surplus notes to the policyholder. AG Re and AGC have informed Ambac that they believe their only current payment obligation with respect to the commutations arises from the cash payment, and that there is no obligation to pay any amounts in respect of the surplus notes until payments of principal or interest are made on such notes. Ambac has disputed this position on one commutation and may take a similar position on subsequent commutations. On April 15, 2011, attorneys for the Wisconsin Insurance Commissioner, as Rehabilitator of Ambac's segregated account, and for Ambac filed a motion with Lafayette County, Wis., Circuit Court Judge William Johnston, asking him to find AG Re and AGC to be in violation of an injunction protecting the interests of the segregated account by their seeking to compel arbitration on this matter and failing to pay in full all amounts with respect to Ambac's payments in the form of surplus notes. On June 14, 2011, Judge Johnston issued an order granting the Rehabilitator's and Ambac's motion to enforce the injunction against AGC and AG Re and the parties filed a stipulation dismissing the Petition to Compel Arbitration without prejudice. AGC and AG Re have appealed Judge Johnston's order to the Wisconsin Court of Appeals.

        On November 28, 2011, Lehman Brothers International (Europe) (in administration) ("LBIE") sued AG Financial Products Inc. ("AG Financial Products"), an affiliate of AGC which in the past had provided credit protection to counterparties under credit default swaps. AGC acts as the credit support provider of AG Financial Products under these credit default swaps. LBIE's complaint, which was filed in the Supreme Court of the State of New York, alleged that AG Financial Products improperly terminated nine credit derivative transactions between LBIE and AG Financial Products and improperly calculated the termination payment in connection with the termination of 28 other credit derivative transactions between LBIE and AG Financial Products. With respect to the 28 credit derivative transactions, AG Financial Products calculated that LBIE owes AG Financial Products approximately $24.8 million, whereas LBIE asserted in the complaint that AG Financial Products owes LBIE a termination payment of approximately $1.4 billion. LBIE is seeking unspecified damages. Following defaults by LBIE, AG Financial Products properly terminated the transactions in question in compliance with the requirements of the agreement between AG Financial Products and LBIE, and calculated the termination payment properly. The Company cannot reasonably estimate the possible loss that may arise from this lawsuit.

Proceedings Related to AGMH's Former Financial Products Business

        The following is a description of legal proceedings involving AGMH's former Financial Products Business. Although the Company did not acquire AGMH's former Financial Products Business, which included AGMH's former GIC business, medium term notes business and portions of the leveraged lease businesses, certain legal proceedings relating to those businesses are against entities that the Company did acquire. While Dexia SA and DCL, jointly and severally, have agreed to indemnify the Company against liability arising out of the proceedings described below in this "—Proceedings Related to AGMH's Former Financial Products Business" section, such indemnification might not be sufficient to fully hold the Company harmless against any injunctive relief or civil or criminal sanction that is imposed against AGMH or its subsidiaries.

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

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

Executive Officers of the Company

        The table below sets forth the names, ages, positions and business experience of the executive officers of Assured Guaranty Ltd.

Name	Age	Position(s)
Dominic J. Frederico	59	President and Chief Executive Officer; Deputy Chairman
Robert A. Bailenson	45	Chief Financial Officer
James M. Michener	59	General Counsel and Secretary
Robert B. Mills	62	Chief Operating Officer
Howard W. Albert	52	Chief Risk Officer
Russell B. Brewer II	54	Chief Surveillance Officer
Bruce E. Stern	57	Executive Officer

        Dominic J. Frederico has been President and Chief Executive Officer of AGL since December 2003. Mr. Frederico served as Vice Chairman of ACE Limited from June 2003 until April 2004 and served as President and Chief Operating Officer of ACE Limited and Chairman of ACE INA Holdings, Inc. from November 1999 to June 2003. Mr. Frederico was a director of ACE Limited from 2001 until his retirement from that board in May 2005. Mr. Frederico has also served as Chairman, President and Chief Executive Officer of ACE INA Holdings, Inc. from May 1999 through November 1999. Mr. Frederico previously served as President of ACE Bermuda Insurance Ltd. from July 1997 to May 1999, Executive Vice President, Underwriting from December 1996 to July 1997, and as Executive Vice President, Financial Lines from January 1995 to December 1996. Prior to joining ACE Limited, Mr. Frederico spent 13 years working for various subsidiaries of American International Group ("AIG"). Mr. Frederico completed his employment at AIG after serving as Senior Vice President and Chief Financial Officer of AIG Risk Management. Before that, Mr. Frederico was Executive Vice President and Chief Financial Officer of UNAT, a wholly owned subsidiary of AIG headquartered in Paris, France.

        Robert A. Bailenson has been Chief Financial Officer of AGL since June 2011. Mr. Bailenson has been with Assured Guaranty and its predecessor companies since 1990. Mr. Bailenson became Chief Accounting Officer of AGM in July 2009 and has been Chief Accounting Officer of AGL since May 2005 and Chief Accounting Officer of AGC since 2003. He was Chief Financial Officer and Treasurer of AG Re from 1999 until 2003 and was previously the Assistant Controller of Capital Re Corp., the Company's predecessor.

        James M. Michener has been General Counsel and Secretary of AGL since February 2004. Prior to joining Assured Guaranty, Mr. Michener was General Counsel and Secretary of Travelers Property Casualty Corp. from January 2002 to February 2004. From April 2001 to January 2002, Mr. Michener served as general counsel of Citigroup's Emerging Markets business. Prior to joining Citigroup's Emerging Markets business, Mr. Michener was General Counsel of Travelers Insurance from April 2000 to April 2001 and General Counsel of Travelers Property Casualty Corp. from May 1996 to April 2000.

        Robert B. Mills has been Chief Operating Officer of AGL since June 2011. Mr. Mills was Chief Financial Officer of AGL from January 2004 until June 2011. Prior to joining Assured Guaranty, Mr. Mills was Managing Director and Chief Financial Officer—Americas of UBS AG and UBS Investment Bank from April 1994 to January 2004, where he was also a member of the Investment Bank Board of Directors. Previously, Mr. Mills was with KPMG from 1971 to 1994, where his responsibilities included being partner-in-charge of the Investment Banking and Capital Markets practice.

        Howard W. Albert has been Chief Risk Officer of AGL since May 2011. Prior to that, he was Chief Credit Officer of AGL from 2004 to April 2011. Mr. Albert joined Assured Guaranty in September 1999 as Chief Underwriting Officer of Capital Re Company, the predecessor to AGC. Before joining Assured Guaranty, he was a Senior Vice President with Rothschild Inc. from February 1997 to August 1999. Prior to that, he spent eight years at Financial Guaranty Insurance Company from May 1989 to February 1997, where he was responsible for underwriting guaranties of asset-backed securities and international infrastructure transactions. Prior to that, he was employed by Prudential Capital, an investment arm of The Prudential Insurance Company of America, from September 1984 to April 1989, where he underwrote investments in asset-backed securities, corporate loans and project financings.

        Russell B. Brewer II has been Chief Surveillance Officer of AGL since November 2009 and Chief Surveillance Officer of AGC and AGM since July 2009. Mr. Brewer has been with AGM since 1986. Mr. Brewer was Chief Risk Management Officer of AGM from September 2003 until July 2009 and Chief Underwriting Officer of AGM from September 1990 until September 2003. Mr. Brewer was also a member of the Executive Management Committee of AGM. He was a Managing Director of AGMH from May 1999 until July 2009. From March 1989 to August 1990, Mr. Brewer was Managing Director, Asset Finance Group, of AGM. Prior to joining AGM, Mr. Brewer was an Associate Director of Moody's Investors Service, Inc.

        Bruce E. Stern has been Executive Officer of AGC and AGM since July 2009. Mr. Stern was General Counsel, Managing Director, Secretary and Executive Management Committee member of AGM from 1987 until July 2009. Prior to joining AGM, Mr. Stern was an associate at the New York office of Cravath, Swaine & Moore. Mr. Stern has served as Chairman of the Association of Financial Guaranty Insurers since April 2010.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        AGL's common shares are listed on the New York Stock Exchange under symbol "AGO." The table below sets forth, for the calendar quarters indicated, the reported high and low sales prices and amount of any cash dividends declared.

Common Stock Prices and Dividends

	2011			2010
	Sales Price		Cash	Sales Price		Cash
	High	Low	Dividends	High	Low	Dividends
First Quarter	$20.16	$13.49	$0.045	$24.40	$19.31	$0.045
Second Quarter	18.54	14.03	0.045	24.90	12.66	0.045
Third Quarter	16.99	9.67	0.045	18.64	12.63	0.045
Fourth Quarter	14.19	9.16	0.045	22.30	16.53	0.045

        On February 22, 2012, the closing price for AGL's common shares on the NYSE was $17.65, and the approximate number of shareholders of record at the close of business on that date was 135.

        AGL is a holding company whose principal source of income is dividends from its operating subsidiaries. The ability of the operating subsidiaries to pay dividends to AGL and AGL's ability to pay dividends to its shareholders are each subject to legal and regulatory restrictions. The declaration and payment of future dividends will be at the discretion of AGL's Board of Directors and will be dependent upon the Company's profits and financial requirements and other factors, including legal restrictions on the payment of dividends and such other factors as the Board of Directors deems relevant. For more information concerning AGL's dividends, please refer to Item 7 under the caption "Liquidity and Capital Resources" and Note 10, Insurance Company Regulatory Requirements, of the Financial Statements and Supplementary Data.

Recent Purchases

        On November 14, 2011, the Company's Board of Directors approved a new share repurchase program for up to 5.0 million common shares. Share repurchases will take place at management's discretion depending on market conditions. No shares were repurchased in 2011 under this program.

        No shares were repurchased for the payment of employee withholding taxes due in connection with the vesting of restricted stock awards during the three months ended December 31, 2011.

Performance Graph

        Set forth below are a line graph and a table comparing the dollar change in the cumulative total shareholder return on AGL's common shares from December 31, 2006 through December 31, 2011 as compared to the cumulative total return of the Standard & Poor's 500 Stock Index and the cumulative total return of the Standard & Poor's 500 Financials Index. The chart and table depict the value on December 31, 2006, December 31, 2007, December 31, 2008, December 31, 2009, December 31, 2010 and December 31, 2011 of a $100 investment made on December 31, 2006, with all dividends reinvested:

	Assured Guaranty	S&P 500 Index	S&P 500 Financial Index
12/31/06	$100.00	$100.00	$100.00
12/31/07	100.39	105.49	81.48
12/31/08	43.71	66.46	36.44
12/31/09	84.65	84.06	42.73
12/31/10	69.56	96.71	47.93
12/31/11	52.32	98.76	39.77

Source: Bloomberg

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data should be read together with the other information contained in this Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Year Ended December 31,
	2011	2010	2009(1)	2008	2007
	(dollars in millions, except per share amounts)
Statement of operations data(2):
Revenues:
Net earned premiums(3)	$920.1	$1,186.7	$930.4	$261.4	$159.3
Net investment income	391.0	354.7	259.2	162.6	128.1
Net realized investment gains (losses)	(18.0)	(2.0)	(32.7)	(69.8)	(1.3)
Realized gains and other settlements on credit derivatives	6.0	153.5	163.6	117.6	74.0
Net unrealized gains (losses) on credit derivatives	553.7	(155.1)	(337.8)	38.0	(670.4)
Fair value gain (loss) on committed capital securities	35.1	9.2	(122.9)	42.7	8.3
Net change in fair value of financial guaranty variable interest entities	(132.0)	(273.6)	(1.2)	—	—
Other income	63.4	40.1	58.5	0.7	0.5

Total revenues	1,819.3	1,313.5	917.1	553.2	(301.5)
Expenses:
Loss and loss adjustment expenses(3)	461.9	412.2	393.8	265.8	5.8
Amortization of deferred acquisition costs(3)	30.9	34.1	53.9	61.2	43.2
Assured Guaranty Municipal Holdings Inc. acquisition-related expenses	—	6.8	92.3	—	—
Interest expense	99.1	99.6	62.8	23.3	23.5
Goodwill and settlement of pre-existing relationship	—	—	23.3	—	—
Other operating expenses	193.0	211.5	174.1	90.6	89.0

Total expenses	784.9	764.2	800.2	440.9	161.5

Income (loss) before (benefit) provision for income taxes	1,034.4	549.3	116.9	112.3	(463.0)
Provision (benefit) for income taxes	258.8	55.6	32.1	43.4	(159.7)

Net income (loss)	775.6	493.7	84.8	68.9	(303.3)
Less: Noncontrolling interest of variable interest entities	—	—	(1.2)	—	—

Net income (loss) attributable to Assured Guaranty Ltd.	$775.6	$493.7	$86.0	$68.9	$(303.3)

Earnings (loss) per share(4):
Basic	$4.23	$2.68	$0.68	$0.78	$(4.38)
Diluted	$4.18	$2.61	$0.66	$0.77	$(4.38)
Dividends per share	$0.18	$0.18	$0.18	$0.18	$0.16

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(dollars in millions, except per share amounts)
Balance sheet data (end of period)(2):
Assets:
Investments and cash	$11,313.3	$10,849.3	$11,012.5	$3,643.6	$3,147.9
Premiums receivable, net of ceding commission(3)	1,002.9	1,167.6	1,418.2	15.7	27.8
Ceded unearned premium reserve(3)	708.9	821.8	1,078.1	18.9	13.5
Credit derivative assets	468.9	592.9	492.5	147.0	5.5
Total assets	18,091.5	19,841.9	16,779.4	4,555.7	3,762.9
Liabilities and shareholders' equity:
Unearned premium reserve(3)	5,962.8	6,972.9	8,381.0	1,233.7	887.2
Loss and loss adjustment expense reserve(3)	679.0	574.4	299.7	196.8	125.6
Credit derivative liabilities	1,772.8	2,462.8	2,034.6	733.8	623.1
Long-term debt	1,038.3	1,052.9	1,066.5	347.2	347.1
Total liabilities	13,373.1	16,108.4	13,270.5	2,629.5	2,096.3
Accumulated other comprehensive income	367.5	111.8	141.8	2.9	56.6
Shareholders' equity attributable to Assured Guaranty Ltd.	4,718.4	3,733.5	3,509.3	1,926.2	1,666.6
Shareholders' equity	4,718.4	3,733.5	3,508.9	1,926.2	1,666.6
Book value per share	25.89	20.32	19.06	21.18	20.85
Consolidated statutory financial information(5):
Contingency reserve	$2,571.3	$2,288.0	$1,878.8	$712.2	$582.5
Policyholders' surplus(6)	3,116.2	2,626.8	2,962.1	1,598.1	1,497.0
Claims paying resources(2)(7)	12,839.0	12,630.0	13,051.0	4,962.0	4,440.0
Additional financial guaranty information (end of period):
Net in-force business (principal and interest)	$845,665	$927,143	$958,265	$348,816	$302,413
Net in-force business (principal only)	558,048	617,131	640,422	222,722	200,279

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

(7)
Claims paying resources is calculated as the sum of statutory policyholders' surplus, statutory contingency reserve, statutory unearned premium reserves, statutory loss and loss adjustment expense ("LAE") reserves, present value of installment premium on financial guaranty and credit derivatives, discounted at 6%, and standby line of credit/stop loss. Total claims paying resources is used by the Company to evaluate the adequacy of capital resources. On December 23, 2011, AGM terminated its $298 million non-recourse credit facility. This credit facility has been replaced, effective as of January 1, 2012, with a new $435 million excess of loss reinsurance facility for the benefit of AGM and AGC which is included in claims paying resources as of December 31, 2011.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        AGL provides, through its operating subsidiaries, credit protection products to the United States ("U.S.") and international public finance, infrastructure and structured finance markets. The Company has applied its credit underwriting judgment, risk management skills and capital markets experience to offer insurance that protect holders of debt instruments and other monetary obligations from defaults in scheduled payments, including scheduled interest and principal payments. Financial guaranty contracts provide an unconditional and irrevocable guaranty that protects the holder of a financial obligation against non-payment of principal and interest when due.

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

        Structured finance obligations insured or assumed through reinsurance by the Company are backed by pools of assets such as residential mortgage loans, consumer or trade receivables, securities or other assets having an ascertainable cash flow or market value and generally issued by special purpose entities. The Company currently does not underwrite U.S. RMBS.

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

Executive Summary

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

        This executive summary of management's discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Form 10-K. For a complete description of events, trends and uncertainties, as well as the capital, liquidity, credit, operational and market risks and the critical accounting policies and estimates affecting the Company, this Form 10-K should be read in its entirety.

Economic Environment

        The Company continued to be the most active provider of financial guaranty insurance in 2011 as a result of its financial strength and its ability to maintain its financial strength ratings in the double-A ratings category throughout the financial crisis. All of the Company's pre-2007 financial guaranty competitors, except AGM, which the Company acquired in 2009, have had their financial strength ratings downgraded by rating agencies to below investment grade levels or are no longer rated, rendering them unable to underwrite new business. However, business conditions have been difficult for the entire financial guaranty insurance industry since mid-2007 and the Company has faced challenges in maintaining its market penetration that continue today.

        While the overall economic environment in the U.S. at the end of 2011 was stronger than in 2010, housing prices have not stabilized, unemployment rates have declined but remain relatively high and the ultimate credit experience on U.S. RMBS transactions underwritten from the end of 2004 through 2008 by many financial institutions, including the financial guaranty insurers, remains poor. Furthermore, while hiring trends have improved, unemployment levels remain high and may take years to return to pre-recession levels, which may adversely affect Assured Guaranty's loss experience on RMBS. In addition, the economic recession has also affected the credit performance of other markets, including securitizations of trust preferred securities ("TruPS") that include subordinated capital and notes issued by banks, mortgage real estate investment trusts and insurance companies.

        The U.S. municipal bond market, which has been the Company's principal market since 2007, has also changed significantly during the past three years. Municipal credits have experienced increased budgetary stress. In addition, many states and towns have significant unfunded pension and retiree health care liabilities that create additional budgetary stress. Although total state tax collections as well as sales tax and personal income tax collections grew in 2011, overall tax collections are still weak compared with recent historical standards. In 2011, new issuance volume in the U.S. and international public finance sectors did not return to historical levels, and the market for financial guaranty insurance was hampered by ratings uncertainty and municipal rating recalibrations. The primary contributing factors to the trend of low issuance volume have been: municipal issuers took advantage of the expiring Build America Bonds program in 2010 as opposed to using financial guaranty insurance, a reduction in capital spending due to municipal budget constraints and fiscal austerity, resulting in less need for increased debt, and a reluctance to increase taxes to service principal and interest costs under new debt.

        In the international arena, troubled Eurozone countries are a source of stress in global equity and debt markets as the EU determines how to support financially weaker members such as Greece. The Company's exposure to Greece and other troubled Eurozone countries is described in "—Results of Operations—Consolidated Results of Operations—Losses in the Insured Portfolio" and "—Insured Portfolio—Selected European Exposures."

        The current economic environment has had a significant negative impact on the demand by investors for financial guaranty policies, and it is uncertain when or if demand for financial guaranties will return to their pre-economic crisis level. In particular, there has been limited demand for financial guaranties in 2011 in both the global structured finance and international infrastructure finance markets and also limited new issuance activity in those asset classes the Company is actively trying to insure. As a result, near-term opportunities for financial guaranties in these two sectors are largely in secondary markets. The Company expects that global structured finance and international infrastructure opportunities will increase in the future as the global economy recovers, issuers return to the capital markets for financings and institutional investors again utilize financial guaranties, although the Company cannot assure that this will occur. Financial guaranties had been an essential component of capital market financings for international infrastructure projects and asset-based lending, such as for auto loans and leases and equipment financings, but these financings have been largely financed in recent years with relatively short-term bank loans.

        In 2011, the Company continued to be affected by a negative perception of financial guaranty insurers arising from the financial distress suffered by other companies in the industry during the financial crisis. In addition, the financial strength ratings of the Company's insurance subsidiaries were uncertain for most of the year. In January 2011, after affirming AGM and AGC's financial strength ratings at AA+ (Stable Outlook) in October 2010, S&P requested comments on proposed changes to its bond insurance ratings criteria, noting that if the proposed criteria were adopted, S&P could lower its financial strength ratings on existing investment grade bond insurers by one or more rating categories. In August 2011, S&P released its final criteria, which contained a new "largest obligor test" that had not been included in the January 2011 request for comment. The largest obligor test had the effect of significantly reducing Assured Guaranty's allowed single risk limits and limiting its financial strength rating level. Then, in September 2011, S&P placed the financial strength ratings of AGM and AGC on CreditWatch negative. It was not until November 2011 that AGM and AGC were assigned financial strength ratings of AA- (Stable Outlook). In addition, AGM and AGC's financial strength ratings have been rated Aa3 (Negative Outlook) by Moody's since December 2009. The negative perception of financial guaranty insurers arising from the financial distress suffered by other companies in the industry during the financial crisis and the rating uncertainty of the Company's insurance subsidiaries caused by S&P resulted in lower demand for the Company's insurance product during 2011.

        The demand for the Company's insurance has also been negatively impacted by its credit spread. The spread is a reflection of the risk that investors perceive with the Company. The higher the spread, the greater the return investors will require for a security as to which the Company has issued a policy, and the higher the interest coupon the issuer of the security will be required to pay. If investors view the Company as being only marginally less risky, or perhaps even as risky, as the uninsured security, the coupon on a security insured by the Company may not be much lower, or may be the same as, an uninsured security offered by the same issuer. Accordingly, issuers may be unwilling to pay a premium for the Company to insure their securities if the insurance does not lower the costs of issuance.

Financial Performance of Assured Guaranty

Financial Results

	Year Ended December 31,
	2011	2010	Change
	(dollars in millions, except per share amounts)
Selected income statement data
Net earned premiums	$920.1	$1,186.7	$(266.6)
Net investment income	391.0	354.7	36.3
Realized gains and other settlements on credit derivatives	6.0	153.5	(147.5)
Net unrealized gains (losses) on credit derivatives	553.7	(155.1)	708.8
Net change in fair value of financial guaranty variable interest entities	(132.0)	(273.6)	141.6
Loss and LAE	(461.9)	(412.2)	(49.7)
Other operating expenses	(193.0)	(211.5)	18.5
Net income.	775.6	493.7	281.9
Diluted earnings per share	$4.18	$2.61	$1.57
Selected non-GAAP measures(1)
Operating income	$604.4	$664.1	$(59.7)
Operating income per share	3.26	3.51	(0.25)
Present value of new business production ("PVP")	242.7	362.7	(120.0)

(1)
Please refer to "—Non-GAAP Financial Measures."

Business Overview

        The Company reported net income of $775.6 million in 2011, an increase of 57.1% over 2010, primarily as a result of lower fair value losses on consolidated financial guaranty variable interest entities ("FG VIEs"), and the widening of AGC credit spreads, which have the effect of increasing unrealized gains on credit derivatives. Credit spreads of underlying CDS obligations and consolidated FG VIEs, and the Company's own credit spreads, have had a significant effect on reported net income. Non-GAAP operating income was $604.4 million in 2011 compared with $664.1 million in 2010.

        The decrease in net earned premiums was consistent with the expected amortization of deferred premium revenue and was offset in part by an increase in refundings and accelerations. Net investment income increased due to a shift from cash and short term assets to the fixed-income portfolio and additional earnings on higher invested asset balances. Realized gains and other settlements on credit derivatives decreased due to expected decreases in revenues received as the book of business amortizes and also due to an increase in claim payments on credit derivatives. Loss and LAE in 2011 benefited significantly from increased estimates of recoveries for breaches of R&W which largely offset increases in projected losses on the U.S. RMBS portfolio. Reported loss and LAE includes the recognition of losses due to amortization of the deferred premium revenue component of the stand-ready obligation. Net economic loss development measures changes in the ultimate expected losses of the Company and was $123.8 million in 2011 driven primarily by increases in projected losses on Greek exposures and other structure finance obligations.

        In 2011, the Company focused on three principal strategies: loss mitigation, including the pursuit of recoveries for R&W breaches and of servicing improvements; strengthening its capital position to address S&P's new bond insurance rating criteria; and new business development.

Loss Mitigation

        Net expected loss to be paid for both financial guaranty insurance and credit derivatives increased $123.8 million in 2011. The Company continued its risk remediation strategies which lowered losses and also created additional rating agency capital. The following are examples of the strategies employed by the Company.

        The Bank of America Agreement (See "—Results of Operations—Consolidated Results of Operations—Losses in Insured Portfolio—U.S. RMBS Loss Mitigation") and progress made on negotiations with other significant U.S RMBS R&W providers reduced expected losses by $1,038.5 million in 2011. For transactions with other sponsors of U.S. RMBS, against which the Company is pursuing R&W claims, the Company has continued to review additional loan files and has found breach rates consistent with those in the Bank of America transactions and has therefore increased the benefit for R&W to reflect the probability that actual recovery rates may be higher than originally expected. Excluding the benefit for R&W, expected loss to be paid on U.S. RMBS increased by $1,039.2 million, which reflects a slower recovery in the housing market than previously anticipated.

        The Company is continuing to purchase attractively priced BIG obligations it had already insured in order to mitigate losses, which resulted in a reduction to net expected loss to be paid of $429.1 million as of December 31, 2011. As of December 31, 2011, the carrying value of assets purchased for loss mitigation purposes was $452.7 million, with a par of $1,560.4 million.

        The Company has established a group to mitigate RMBS losses by influencing mortgage servicing, including, if possible, causing the transfer of servicing or establishing special servicing. As a result of the Company's efforts, at December 31, 2011 the servicing of approximately $934 million of mortgage loans had been transferred to a new servicer and another $2.3 billion of mortgage loans were being special serviced. ("Special servicing" is an industry term referencing more intense servicing applied to delinquent loans aimed at mitigating losses.) The Company also agreed to terminate its exposure to certain structured finance risks, and it reassumed risks that it had ceded to certain lower rated reinsurers.

Improve Capital Position

        Since S&P's January 2011 announcement that it planned to change its bond insurer rating criteria, the Company has been pursuing strategies to improve its rating agency capital position. In addition to its focus on loss mitigation and new business development, the Company increased capital under rating agency capital models by agreeing to terminate CDS with net par of $11.5 billion, resulting in $24.7 million in accelerated revenues. In addition, several CMBS CDS contracts, which carried high rating agency capital charges, were terminated for a payment of $22.5 million in 2011.

        In addition, in January 2012, AGC and AGM entered into an aggregate excess of loss reinsurance facility that covers certain U.S. public finance credits insured or reinsured by AGC or AGM as of

September 30, 2011. At AGC's and AGM's option, the facility will cover losses occurring from January 1, 2012 through December 31, 2019 or from January 1, 2013 through December 31, 2020. The contract terminates, unless AGC and AGM choose to extend it, on January 1, 2014. The facility attaches when AGC's or AGM's net losses exceed in the aggregate $2 billion and covers a portion of the next $600 million of losses, with the reinsurers assuming pro rata in the aggregate $435 million of the $600 million of losses and AGC and AGM jointly retaining the remaining $165 million of losses. The reinsurers are required to be rated at least AA- (Stable outlook) through December 31, 2014 or to post collateral sufficient to provide AGM and AGC with the same reinsurance credit as reinsurers rated AA-. This facility provides additional rating agency capital credit.

New Business Development

        Management believes that the Company is able to provide value not only by insuring the timely payment of scheduled interest and principal amounts when due, but also through its underwriting skills and surveillance capabilities, particularly with regard to the U.S. public finance market. Few individual or even institutional investors have the analytic resources to cover the tens of thousands of municipal credits in the market. Through its financial guaranty, the Company undertakes the tasks of credit selection, analysis, negotiation of terms, surveillance and, if necessary, remediation. Management believes this allows retail investors to participate more widely, institutional investors to operate more efficiently, and smaller, less well-known issuers to gain market access on a more cost-effective basis.

        Reduced issuances in the U.S. public finance market and ratings uncertainty caused by S&P's bond insurer rating criteria hampered new business development throughout most of 2011. The Company's U.S. public finance market penetration in 2011 was 12.1%, based on the number of new issue transactions, and 5.3%, based on the amount of new issue par sold. In its principal target market, issuances of single-A underlying credit quality, the Company guaranteed 37.8% of the transactions sold and 15.8% of the related par. Among issues with par amounts of $25 million or less, the Company guaranteed 14.7% of the aggregate par sold across all rating categories.

        In addition, the Company sought other means to increase value through commutations of previously ceded books of business. In 2011, the Company cancelled an assumed reinsurance contract for a gain of $8.1 million and cancelled ceded reinsurance contracts for a gain of $24.1 million.

        As a continuation of its strategy to create value through new business and commutation, on January 24, 2012, the Company announced a three-part agreement with Radian under which it reassumed $12.9 billion of par it had previously ceded to Radian, reinsured approximately $1.8 billion of Radian public finance par and agreed to acquire MIAC, which is licensed to provide financial guaranty insurance and reinsurance in 38 U.S. jurisdictions including the District of Columbia. The purchase of MIAC is subject to regulatory approval and is expected to close in the first half of 2012.

New Business Production

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Present Value of New Business Production
Public Finance—U.S.
Primary Markets	$148.0	$285.6	$557.1
Secondary Markets	25.0	42.5	57.1
Public Finance—non-U.S.
Primary Markets	2.7	—	1.6
Secondary Markets	—	0.7	0.2
Structured Finance—U.S.	59.8	30.2	23.2
Structured Finance—non-U.S.	7.2	3.7	1.0

Total PVP	$242.7	$362.7	$640.2

Gross Par Written	$16,892	$30,759	$49,921

        PVP represents the present value of estimated future earnings primarily on new financial guaranty contracts written in the period, before consideration of cessions to reinsurers. See "—Non-GAAP Measures—PVP or Present Value of New Business Production."

        The following table presents additional detail with respect to the Company's penetration into the U.S. public finance market.

Municipal Market Data(1)

	Year Ended December 31,
	2011		2010		2009
	Par	Number of issues	Par	Number of issues	Par	Number of issues
	(dollars in billions, except number of issues)
New municipal bonds issued	$285.2	10,176	$430.8	13,594	$406.8	11,412
Insured by all financial guarantors	15.2	1,228	26.8	1,697	35.4	2,012
Insured by AGC and AGM	15.2	1,228	26.8	1,697	34.8	2,005
Issued under Build America Bonds program	—	—	117.3	1,567	64.2	784
Insured under Build America Bonds program by AGC and AGM	—	—	4.7	153	1.7	87

(1)
Based on the date the transactions are sold.

        In the fourth quarter 2011, Assured Guaranty took advantage of emerging opportunities in the global infrastructure and structured finance markets. In the international infrastructure sector, the Company closed its first significant transaction in over two years, when it replaced another guarantor on a UK Private Finance Initiative bond issue that had been used to finance the construction and operation of the Worcestershire Royal Hospital. Structured finance PVP also increased in 2011, primarily due to a fourth quarter transaction in which the Company provided regulatory capital relief for a life insurance company.

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

        An understanding of the Company's accounting policies for these items is of critical importance to understanding its consolidated financial statements. See "Item 8. "Financial Statements and Supplementary Data" of this Form 10-K for a discussion of significant accounting policies and fair value methodologies. The following discussion of the results of operations includes information regarding the estimates and assumptions used for these items and should be read in conjunction with the notes to the Company's consolidated financial statements.

Comparability of Periods Presented

Consolidation of FG VIE

        The adoption of a new consolidation model for VIEs on January 1, 2010 affects comparability for 2011 and 2010 when compared to 2009. On January 1, 2010, 21 FG VIEs were consolidated at fair value. As of December 31, 2011 and 2010, the Company had consolidated 33 and 29 FG VIEs, respectively. In 2011 and 2010, the Company consolidated VIEs when it had both 1) the power to direct the activities of a VIE that most significantly impact the entity's economic performance; and 2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The Company continuously evaluates its power to direct the activities that most significantly impact the economic performance of VIEs that have debt obligations insured by the Company. The Company obtains protective rights under its insurance contracts that give the Company additional controls over a VIE if there is either deterioration of deal performance or in the financial health of the deal servicer. Under GAAP, the Company is deemed to be the control party typically when its protective rights give it the power to both terminate and replace the deal servicer.

Adoption of Revised OTTI Standard

        The Company adopted a GAAP standard on April 1, 2009, which prescribed bifurcation of credit and non-credit related OTTI in realized investment gains (losses) and other comprehensive income ("OCI"), respectively. Prior to April 1, 2009, the entire unrealized loss on OTTI securities was recognized in the consolidated statements of operations. Subsequent to that date, only the credit component of the unrealized loss on OTTI securities was recognized in the consolidated statements of operations. The cumulative effect of this change in accounting of $62.2 million pre-tax ($57.7 million after-tax) reclassification of net losses from retained earnings to accumulated OCI ("AOCI"). See Note 9, Investments, of the Financial Statements and Supplementary Data for the Company's accounting policy on OTTI methodology.

AGMH Acquisition

        On July 1, 2009 ("Acquisition Date"), the Company, through its wholly-owned subsidiary, AGUS, purchased AGMH (formerly Financial Security Assurance Holdings Ltd, the "AGMH Acquisition") and, indirectly, its subsidiaries (excluding those involved in AGMH's former Financial Products Business, which comprised its GIC business, its medium term notes business and the equity payment agreements associated with AGMH's leveraged lease business, collectively, the "Financial Products Business") from Dexia Holdings, an indirect subsidiary of Dexia SA and certain of its affiliates (together, "Dexia").The principal operating subsidiary acquired was AGM (formerly Financial Securities Assurance Inc.). The acquired companies are collectively referred to as the "Acquired Companies." The AGMH subsidiaries that conducted AGMH's former financial products business (the "Financial Products Companies") were sold to Dexia Holdings prior to the AGMH Acquisition. The total purchase price of $821.9 million was paid in a combination of $546 million in cash and 22.3 million AGL common shares. AGL issued approximately 21.8 million common shares to Dexia, all of which Dexia subsequently sold in a secondary offering that closed in March 2010.

        The July 1, 2009 AGMH Acquisition affects the comparability of periods presented because 2009 amounts include only the last six months of activity for AGMH. Due to the significance of the AGMH Acquisition in terms of unearned premiums reserve, and invested assets, the main driver of variances between 2010 and 2009 was the consolidation of AGMH.

        Due to the unprecedented credit crisis, the Company acquired AGMH at a significant discount to its book value primarily because the fair value of the obligation associated with its financial guaranty insurance contracts was significantly in excess of the obligation's historical carrying value. The Company recorded the fair value of these contracts based on what a hypothetical similarly rated financial guaranty insurer would have charged for each contract at the Acquisition Date and not the actual cash flows under the insurance contract. This resulted in some AGMH acquired contracts having a significantly higher unearned premium reserve and, consequently, higher premium earnings, compared to the contractual premium cash flows for the contracts. On the Acquisition Date, there were limited financial guaranty contracts being written in the structured finance market, particularly in the U.S. RMBS asset class. Therefore, for certain asset classes, significant judgment was required to determine the estimated fair value of the acquired contracts. The Company determined the fair value of these contracts by taking into account the rating of the insured obligation, expectation of loss, estimated risk premiums, sector and term. For a discussion of significant accounting policies applied to the AGMH Acquisition, the effects of the AGMH Acquisition, and unaudited pro forma results of operations, see Note 3, Business Combinations, of the Financial Statements and Supplementary Data.

        The Financial Products Companies' obligations are currently, and at all times in the future required to be, supported by eligible assets in an amount sufficient to allow the Financial Products Companies to meet their obligations. On September 29, 2011, the transaction documents required an analysis of the value of FSA Asset Management LLC ("FSAM") assets versus the GICs obligations and other associated liabilities of the Financial Products Companies. On that day, the required amount of assets exceeded the liabilities, and therefore Dexia was not required to post additional collateral to support its protection arrangements. Assured Guaranty believes the assets owned by the Financial Products Companies are sufficient for them to meet their GIC obligations and other associated liabilities. However, Dexia is required to post additional collateral if there is any shortfall in assets as compared with liabilities in the future.

        In addition, as further described under "—Liquidity and Capital Resources—Liquidity Arrangements with respect to AGMH's former Financial Products Business," the Company has entered into various agreements with Dexia pursuant to which Dexia has assumed the credit and liquidity risks associated with AGMH's former financial products business.

        The cash portion of the purchase price for the AGMH Acquisition was financed through the sale of 44,275,000 common shares and 3,450,000 equity units in a public offering in June 2009. The equity units initially consist of a forward purchase contract and a 5% undivided beneficial ownership interest in $1,000 principal amount 8.50% senior notes due 2014 issued by AGUS ("8.50% Senior Notes"). For a description of the equity units, see "—Liquidity and Capital Resources—Commitments and Contingencies—Long Term Debt Obligations—Debt Issued by AGUS—8.50% Senior Notes." The net proceeds after underwriting expenses and offering costs for these two offerings totaled approximately $616.5 million.

        The Company has agreed with Dexia Holdings to operate the business of AGM in accordance with certain key parameters that will limit the Company's operating and financial flexibility. Such restrictions include, for a three year period following the Acquisition Date; the inability to insure new structured finance obligations, required rating agency confirmation that certain specified actions would not cause any downgrade of AGM, inability to pay dividends, and inability to enter into certain commutation, novation or cutthrough reinsurance agreements over specified amounts.

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

        This provision does not limit: collateral arrangements between AGM and its subsidiaries in support of intercompany reinsurance obligations; or statutory deposits or other collateral arrangements required by law in connection with the conduct of business in any jurisdiction; or pledges of recoveries or other amounts to secure repayment of amounts borrowed under AGM's "soft capital" facilities or its strip liquidity facility with DCL. See "—Liquidity and Capital Resources—Liquidity Arrangements with Respect to AGMH's former Financial Products Business—Strip Coverage Facility for the Leveraged Lease Business."

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

        On June 30, 2009, the States of Belgium and France (the "States") issued a guaranty to FSAM pursuant to which the States guarantee, severally but not jointly, Dexia's payment obligations under a certain guaranteed put contract, subject to certain limitations set forth therein. The FSAM assets referenced in the guaranteed put contract were all sold by October 2011 as part of an asset divestment program that Dexia announced in May 2011. As a result, FSAM is not expected to rely upon the guaranty of the States.

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

Consolidated Results of Operations

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

 Consolidated Results of Operations

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Revenues:
Net earned premiums	$920.1	$1,186.7	$930.4
Net investment income	391.0	354.7	259.2
Net realized investment gains (losses)	(18.0)	(2.0)	(32.7)
Change in fair value of credit derivatives:
Realized gains and other settlements	6.0	153.5	163.6
Net unrealized gains	553.7	(155.1)	(337.8)

Net change in fair value of credit derivatives	559.7	(1.6)	(174.2)
Fair value gain (loss) on committed capital securities	35.1	9.2	(122.9)
Net change in fair value of FG VIEs	(132.0)	(273.6)	(1.2)
Other income	63.4	40.1	58.5

Total revenues	1,819.3	1,313.5	917.1

Expenses:
Loss and LAE	461.9	412.2	393.8
Amortization of deferred acquisition costs	30.9	34.1	53.9
AGMH acquisition-related expenses	—	6.8	92.3
Interest expense	99.1	99.6	62.8
Goodwill and settlement of pre-existing relationship	—	—	23.3
Other operating expenses	193.0	211.5	174.1

Total expenses	784.9	764.2	800.2

Income (loss) before provision for income taxes	1,034.4	549.3	116.9
Provision (benefit) for income taxes	258.8	55.6	32.1

Net income (loss)	775.6	493.7	84.8
Less: Noncontrolling interest of VIEs	—	—	(1.2)

Net income (loss) attributable to Assured Guaranty Ltd.	$775.6	$493.7	$86.0

Net Earned Premiums

        Net earned premiums are recognized over the remaining contractual lives, or in the case of homogeneous pools of insured obligations, the expected remaining lives of financial guaranty insurance contracts.

 Net Earned Premiums

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Financial guaranty:
Public finance
Scheduled net earned premiums and accretion	$360.4	$385.4	$249.3
Acceleration of premium earnings(1)	125.2	91.0	171.5

Total public finance	485.6	476.4	420.8
Structured finance
Scheduled net earned premiums and accretion(2)	432.7	708.9	504.3
Acceleration of premium earnings(1)	—	(1.0)	2.3

Total structured finance	432.7	707.9	506.6
Other	1.8	2.4	3.0

Total net earned premiums	$920.1	$1,186.7	$930.4

(1)
Reflects the unscheduled refunding or early termination of underlying insured obligations.

(2)
Excludes $74.7 million in 2011 and $47.6 million in 2010 related to consolidated FG VIEs.

        2011 compared with 2010:    Net earned premiums decreased in 2011 compared with 2010, primarily due to the decline in structured finance scheduled net earned premium as the par outstanding declines offset in part by an increase in refundings and accelerations in 2011. Scheduled net earned premiums in 2011 were consistent with the previously disclosed expected amortization of deferred premium revenue. At December 31, 2011, $5.3 billion of net deferred premium revenue remained to be earned over the life of the insurance contracts. Due to the runoff of deferred premium revenue, which includes acquisition accounting adjustments, net earned premiums are expected to decrease each year unless replaced by new business. Beginning January 1, 2010, net earned premiums reported under GAAP exclude the net earned premium related to consolidated FG VIEs. Had the FG VIEs not been consolidated in 2011 and 2010, net earned premiums would have declined 19%.

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

        Net earned premiums associated with the consolidated FG VIEs in 2010, and therefore eliminated in consolidation, were $47.6 million. AGMH's contribution to net earned premiums of $1.0 billion is already net of the elimination of $46.2 million of AGM's consolidated FG VIEs. In 2009, four FG VIEs were consolidated for only the last six months under consolidation rules in effect at that time; however, the related net earned premiums in 2009 were immaterial.

        Excluding AGMH's contribution and FG VIE eliminations, net earned premiums in 2010 compared to 2009 decreased 18.1% due primarily to higher refundings and accelerations in 2009, offset in part by the effect of conforming estimates used to determine inputs to the calculation of the net earned premiums to those used by the Acquired Companies in 2009. Refundings and accelerations, excluding AGMH, were $20.5 million in 2010 compared to $129.7 million in 2009.

Net Investment Income

        Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets.

 Net Investment Income

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Income from fixed maturity securities	$399.2	$359.7	$262.4
Income from short-term investments	0.9	3.5	3.2

Gross investment income	400.1	363.2	265.6
Investment expenses	(9.1)	(8.5)	(6.4)

Net investment income	$391.0	$354.7	$259.2

Average fixed and short term maturity balance(1)	$10,533.7	$10,348.2	$6,875.0

(1)
Based on amortized cost.

        2011 compared with 2010:    The increase in net investment income in 2011 compared with 2010 is due to a shift from cash and short term assets to the fixed income portfolio and additional earnings on higher invested asset balances. The pre-tax book yield was 4.00% at December 31, 2011 and 3.72% at December 31, 2010, respectively. Duration at December 31, 2011 was 4.7 years compared to 5.0 years at December 31, 2010.

        2010 compared with 2009:    The increase in net investment income in 2010 compared with 2009 is primarily driven by the inclusion of a full year of AGMH in 2010 compared with only six months in 2009. The net investment income contribution from AGMH was $181.5 million in 2010 compared with $91.8 million in 2009. AGMH pre-tax yield was 3.62% as of December 31, 2010, compared to 3.59% as of December 31, 2009. The legacy AGL companies' net investment income increased 3.4% in 2010 due to increased invested assets. The legacy AGL companies' portfolio, pre-tax yield was 3.82% as of December 31, 2010 compared to 3.44% as of December 31, 2009.

Net Realized Investment Gains (Losses)

        The table below presents the components of net realized investment gains (losses). OTTI included below was primarily attributable to mortgage-backed and asset-backed securities that were acquired for loss mitigation purposes and municipal and corporate securities where we have the intent to sell.

Net Realized Investment Gains (Losses)

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Realized investment gains (losses) on sales of investments	$26.6	$25.4	$13.1
OTTI:
Intent to sell	(5.4)	(4.0)	(13.4)
Credit losses on securities	(39.2)	(23.4)	(32.4)

OTTl	(44.6)	(27.4)	(45.8)

Net realized investment gains (losses)	$(18.0)	$(2.0)	$(32.7)

Other Income

        Other income is comprised of recurring income items such as foreign exchange revaluation of premiums receivable, income on assets acquired in refinancing transactions, ancillary fees on financial guaranty policies such as commitment, consent and processing fees as well as other revenue items on financial guaranty insurance and reinsurance contracts such as negotiated settlements and commutation gains on re-assumptions of previously ceded business.

Other Income

	Year Ended December 31,
	2011	2010	2009
Foreign exchange gain (loss) on revaluation of premium receivable	$(4.8)	$(28.9)	$27.1
Commutation gains (losses)	32.2	49.8	(1.8)
R&W settlement benefit	22.2	—	—
Settlement from previously consolidated FG VIEs	—	—	29.2
Other	13.8	19.2	4.0

Total other income	$63.4	$40.1	$58.5

        In 2011 the R&W settlement benefit recorded in other income represents R&W benefits on transactions where the Company had recovered more than its expected lifetime losses due to a negotiated agreement with the R&W provider. In 2011 and 2010, the Company recognized reinsurance commutation gains. In 2009, AGMH other income was primarily comprised of foreign exchange gain on revaluation of premiums receivable and AGMH's settlement to a previously consolidated FG VIE at a gain of $29.2 million.

Other Operating Expenses

        Other operating expenses decreased in 2011 due primarily to declines in gross compensation expense, offset in part by lower deferral rates, which were 16% in 2011, 19% in 2010 and 13% in 2009. Deferral rates for policy acquisition costs will be affected after the Company adopts new guidance on January 1, 2012, which specifies that only certain costs incurred in the successful acquisition of new and renewal insurance contracts should be capitalized. The after tax effect of this new guidance, on January 1, 2012 retained earnings is estimated to be a decrease of $60 million to $80 million.

        Other operating expenses increased in 2010 compared to 2009 mainly due to the addition of other operating expenses of AGMH, which was acquired on July 1, 2009. Since the AGMH Acquisition, management has integrated various systems, processes and profit and cost centers to achieve economies of scale. Compensation is a primary component of other operating expenses and varies primarily based on headcount and performance driven long-term incentive compensation. Headcount as of December 31, 2011, 2010 and 2009 was 321, 347 and 350 employees, respectively.

Losses in the Insured Portfolio

        The insured portfolio includes policies accounted for under three separate accounting models depending on the characteristics of the contract and the Company's control rights. The following provides a very summarized description of the three accounting models; however, please refer to Notes 5, 7 and 8 of the Financial Statements and Supplementary Data for a full description of the three accounting models: financial guaranty insurance, credit derivatives and consolidated FG VIEs. The three models are as follows:

  •
  For contracts accounted for as financial guaranty insurance, loss and LAE reserve is generally recorded only to the extent and for the amount that expected losses to be paid (calculated on a present value probability weighted basis) exceed deferred premium revenue. As a result, the Company has expected losses to be expensed in future periods, which represents past or future claim payments that have not yet been expensed. Expected loss to be paid is important from a liquidity perspective in that it provides the present value of amounts that the Company expects to pay or recover in future periods. Expected loss to be expensed is important because it presents the Company's projection of incurred losses that will be recognized in future periods as deferred premium revenue amortizes into income on financial guaranty insurance policies. Both of these measures are discussed below.

  •
  For contracts accounted for as credit derivatives, the Company records the fair value of these contracts on the consolidated balance sheet with changes in fair value recorded in the consolidated statement of operations. In periods prior to 2009, when the Company was actively writing credit derivatives, they were considered an extension of the financial guaranty insurance business. The Company's credit derivatives are not actively traded as are credit derivatives in other financial services industries. Management expects the fair value gains and losses to reverse to zero as the contract approaches maturity, except for economic claim payments. See "—Net Change in Fair Value of Credit Derivatives." Expected claim payments are considered in the fair value of each contract and is an important measure for management to analyze the net economic loss on credit derivatives. The fair value recorded on the balance sheet represents a hypothetical exit price determined using significant Level 3 inputs in an internally developed model while the expected loss to be paid uses methodologies and assumptions consistent with financial guaranty insurance expected losses to be paid. See Note 6, Fair Value Measurement, of the Financial Statements and Supplementary Data.

  •
  For consolidated FG VIEs expected loss to be paid is reflected in the fair value of the FG VIEs liabilities. The Company carries the assets and liabilities of the FG VIEs at fair value under the fair value option election. Management assesses credit impairment on consolidated FG VIEs in the same manner as other financial guaranty insurance or credit derivative contracts. The fair value of FG VIEs recorded on the balance sheet reflects additional factors other than expected loss such as changes in market spreads and the Company's own credit spreads. These contracts are not actively traded and therefore management expects the fair value gains and losses to reverse to zero as the contract approaches maturity, except for economic claim payments made by AGC and AGM. Expected loss to be paid for FG VIEs pursuant to AGC's and AGM's financial guaranty policies is calculated in a manner consistent with financial guaranty insurance contracts.

        In order to effectively evaluate and manage the economics of the entire insured portfolio, management compiles and analyzes loss information for all policies on a consistent basis. That is, management monitors and assigns ratings and calculates expected losses in the same manner for all its exposures regardless of form or differing accounting models. Management also considers contract specific characteristics that affect the estimates of expected loss. The discussion of expected losses in "—U.S. RMBS Loss Projections", "—U.S. RMBS Loss Mitigation" and "—Other Non-RMBS Losses" below encompasses expected losses on all policies in the insured portfolio, whatever the accounting treatment, while Note 5, Financial Guaranty Insurance Contracts, of the Financial Statements and Supplementary Data, encompasses policies accounted for as financial guaranty insurance.

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

        Surveillance personnel present analysis related to potential losses to the Company's loss reserve committees for consideration in estimating the expected loss to be paid. Such analysis includes the consideration of various scenarios with potential probabilities assigned to them. Depending upon the nature of the risk, the Company's view of the potential size of any loss and the information available to the Company, that analysis may be based upon individually developed cash flow models, internal credit rating assessments and sector-driven loss severity assumptions or judgmental assessments. In the case of its assumed business, the Company may conduct its own analysis as just described or, depending on the Company's view of the potential size of any loss and the information available to the Company, the Company may use loss estimates provided by ceding insurers. The Company's loss reserve committees review and refresh the estimate of expected loss to be paid each quarter. The Company's estimate of ultimate loss on a policy is subject to significant uncertainty over the life of the insured transaction due to the potential for significant variability in credit performance as a result of economic, fiscal and financial market variability over the long duration of most contracts. The determination of expected loss to be paid is an inherently subjective process involving numerous estimates, assumptions and judgments by management.

  U.S. RMBS Loss Projections

        The Company projects losses on its insured U.S. RMBS on a transaction-by-transaction basis by projecting the performance of the underlying pool of mortgages over time and then applying the structural features (i.e., payment priorities and tranching) of the RMBS to the projected performance of the collateral over time. The resulting projected claim payments or reimbursements are then discounted using risk-free rates. For transactions where the Company projects it will receive recoveries from providers of R&W, it projects the amount of recoveries and either establishes a recovery for claims already paid or reduces its projected claim payments accordingly.

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

        In order to derive collateral pool losses from the collateral pool defaults it has projected, the Company applies a loss severity. The loss severity is the amount of loss the transaction experiences on a defaulted loan after the application of net proceeds from the disposal of the underlying property. The Company projects loss severities by sector based on its experience to date.

        The shape of the RMBS loss projection curves used by the Company in both the year end of 2011 and the year end of 2010 assume that the housing and mortgage markets will eventually recover. The Company retained the same general shape of the RMBS loss projection curves at year end 2011 as at year end 2010, reflecting the Company's view, based on its observation of continued elevated levels of early stage delinquencies, that the housing and mortgage market recovery is occurring at a slower than previously expected pace. Over the course of 2011, the Company also made a number of changes to its RMBS loss projection assumptions reflecting that same view of the housing and mortgage markets.

        The scenarios the Company used to project RMBS collateral losses for second lien RMBS transactions at year end 2011 were essentially the same as those it used at year end 2010, except that based on its observation of the continued elevated levels of early stage delinquencies, (i) as noted above, the Company retained the same general shape of its RMBS loss projection curves, (ii) the Company increased its base case expected period for reaching the final conditional default rate in 2011; and (iii) the Company adjusted the probability weightings it applied from year-end 2010 to reflect the changes to those scenarios. Taken together, the changes in assumptions between year-end 2010 and

2011 had the effect of reflecting a slower recovery in the housing market than had been assumed at the beginning of the year.

        The Company used the same general approach to project RMBS collateral losses for first lien RMBS transactions at year end 2011 as it did at year end 2010, except that (i) as noted above, based on its observation of the continued elevated levels of early stage delinquencies, the Company retained the same general shape of its RMBS loss projection curves; (ii) based on its observation of increased loss severity rates, the Company increased its projected loss severity rates in various of its scenarios; and (iii) based on its observation of liquidation rates, the Company decreased the liquidation rates it applies to non-performing loans (the Company made this change at year-end 2011). Finally, again reflecting continued high levels of early stage delinquencies and increased loss severity rates, the Company added a more stressful scenario at year-end 2011 reflecting an even slower potential recovery in the housing and mortgage markets. Adjusting the probability weightings to include such fifth scenario resulted in the scenario that the Company considers to be its base scenario (and which forms the basis of the description in the following pages) to shift to the scenario that in previous quarters was assumed to be one of the stress scenarios. Taken together, the changes in assumptions between year-end 2010 and 2011 had the effect of (a) reflecting a slower recovery in the housing market than had been assumed at the beginning of the year and (b) for subprime transactions increasing the initial loss severities in most scenarios from 80% to 90% and for other first lien transactions increasing initial loss severities from 60% to 65% and peak loss severities in a stress case from 60% to 75%.

        The Company also used generally the same methodology to project the credit received for recoveries in R&W at year-end 2011 as at year-end 2010. The primary difference relates to the execution of the Bank of America Agreement and the inclusion of the terms of the agreement as a potential scenario in transactions not covered by the Bank of America as well as incorporating the projected terms of a potential agreement with another entity. Compared with year-end 2010, the Company calculated R&W credits for two more second lien transactions and 11 more first lien transactions where either it obtained loan files, concluded it had the right to obtain loan files that it had not previously concluded were accessible or anticipates receiving a benefit due to an agreement or potential agreement with an R&W provider.

        Further detail regarding the assumptions and variables the Company used to project collateral losses in its U.S. RMBS portfolio may be found in Note 5, Financial Guaranty Insurance Contracts, of the Financial Statements and Supplementary Data "U.S. Second Lien RMBS Loss Projections: HELOCs and Closed-End Second Lien" and "U.S. First Lien RMBS Loss Projections: Alt-A First Lien, Option ARM, Subprime and Prime."

  U.S. RMBS Loss Mitigation

        On April 14, 2011, Assured Guaranty reached a comprehensive agreement with Bank of America Corporation and its subsidiaries, including Countrywide Financial Corporation and its subsidiaries (collectively, "Bank of America"), regarding their liabilities with respect to 29 RMBS transactions insured by Assured Guaranty, including claims relating to reimbursement for breaches of R&W and historical loan servicing issues ("Bank of America Agreement"). Of the 29 RMBS transactions, eight are second lien transactions and 21 are first lien transactions. The Bank of America Agreement covers Bank of America-sponsored securitizations that AGM or AGC has insured, as well as certain other securitizations containing concentrations of Countrywide-originated loans that AGM or AGC has insured. The transactions covered by the Bank of America Agreement have a gross par outstanding of $4.4 billion ($4.1 billion net par outstanding) as of December 31, 2011, with 27% of Assured Guaranty's total BIG RMBS net par outstanding covered by the Bank of America Agreement.

        Bank of America paid $1,042.7 million in 2011 in respect of covered second lien transactions and is obligated to pay another $57.3 million by March 2012. In consideration of the $1.1 billion, the Company has agreed to release its claims for the repurchase of mortgage loans underlying the eight second lien transactions (i.e. Assured Guaranty will retain the risk of future insured losses without further offset for R&W claims against Bank of America).

        In addition, Bank of America will reimburse Assured Guaranty 80% of claims Assured Guaranty pays on the 21 first lien transactions, until aggregate collateral losses on such RMBS transactions reach

$6.6 billion. The Company accounts for the 80% loss sharing agreement with Bank of America as subrogation. As the Company calculates expected losses for these 21 first lien transactions, such expected losses will be offset by an R&W benefit from Bank of America for 80% of these amounts. As of December 31, 2011, Bank of America had placed approximately $941.2 million of eligible assets in trust in order to collateralize the reimbursement obligation relating to the first lien transactions. The amount of assets required to be posted may increase or decrease from time to time, as determined by rating agency requirements. As of December 31, 2011, the Company's estimate of expected future recoveries for the first lien transactions covered under the Bank of America Agreement was $567.9 million, discounted and gross of reinsurance. As of December 31, 2011, cumulative collateral losses on the 21 first lien RMBS transactions were approximately $2.0 billion. The Company estimates that cumulative projected collateral losses for these first lien transactions will reach $4.9 billion, which will result in estimated gross expected losses to the Company of $709.9 million before considering R&W recoveries from Bank of America, and $142.0 million after considering such R&W recoveries. As of December 31, 2011, the Company had been reimbursed $58.8 million and had invoiced for an additional $6.7 million in claims paid in December with respect to the covered first lien transactions under the Bank of America Agreement.

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

        The Company believes the Bank of America Agreement was a significant step in the effort to recover U.S. RMBS losses the Company experienced resulting from breaches of R&W. The Company is continuing to pursue other representation and warranty providers for U.S. RMBS transactions it has insured. See "Recovery Litigation" in Note 5, Financial Guaranty Insurance Contracts, of the Financial Statements and Supplementary Data for a discussion of the litigation proceedings the Company has initiated against other R&W providers.

        The Company is in the process of enforcing claims for breaches of R&W regarding the characteristics of the loans included in the collateral pools. Through December 31, 2011 the Company has caused entities providing R&Ws to pay or agree to pay approximately $2.4 billion in respect of their R&W liabilities. Of this, $1.8 billion are payments made or to be made directly to the Company pursuant to agreements with R&W providers (e.g. the Bank of America Agreement) and approximately $595.8 million are amounts paid (or committed to be paid) into the relevant RMBS transactions pursuant to the transaction documents.

        The $1.8 billion of payments made or to be made directly to the Company by R&W providers includes $1.2 billion that has already been received by the Company as well as $631.9 million the Company projects receiving in the future pursuant to such currently existing agreements. Because most of that $631.9 million is projected to be received through loss-sharing arrangements, the exact amount the Company will receive will depend on actual losses experienced by the covered transactions. That $631.9 million is included in the Company's calculated credit for R&W recoveries, described below.

        The $595.8 million paid, or committed to be paid, by R&W providers into the relevant RMBS transactions pursuant to the transaction documents flow through the transaction "waterfalls." Because the Company may insure only a portion of the capital structure of a transaction, such payments will not necessarily directly benefit the Company dollar-for-dollar, especially in first lien transactions. However, such payments do reduce collateral pool losses and so usually reduce the Company's expected losses.

        Based on this success in pursuing R&W breaches to date, the Company calculates a credit for future R&W recoveries where the R&W were provided by an entity the Company believes to be financially viable and where the Company already has access or believes it will attain access to the underlying mortgage loan files. Where the Company has an agreement or potential agreement with an

R&W provider (e.g., the Bank of America Agreement), that credit is based on the agreement or potential agreement. In second lien RMBS transactions where there is no agreement or advanced discussions, this credit is based on a percentage of actual repurchase rates achieved across those transactions where material repurchases have been made, while in first lien RMBS transactions, where there is no agreement or advanced discussions, this credit is estimated by reducing collateral losses projected by the Company to reflect a percentage of the recoveries the Company believes it will achieve, which factor is derived based on the number of breaches identified to date and incorporated scenarios based on the amounts the Company was able to negotiate under the Bank of America Agreement. The first lien approach is different from the second lien approach because the Company's first lien transactions have multiple tranches and a more complicated method is required to correctly allocate credit to each tranche. In each case, the credit is a function of the projected lifetime collateral losses in the collateral pool, so an increase in projected collateral losses increases the R&W credit calculated by the Company. Further detail regarding how the Company calculates these credits may be found under "Breaches of Representations and Warranties" in Note 5, Financial Guaranty Insurance Contracts, of the Financial Statements and Supplementary Data. The net expected losses to be paid includes an R&W credit of $1,649.8 million net of reinsurance. Of this, $598.1 million is the projected benefit of existing agreements with R&W providers.

        The Company projects the overall future cash flow from a collateral pool by adjusting the payment stream from the principal and interest contractually due on the underlying mortgages for (a) the collateral losses it projects as described above, (b) assumed voluntary prepayments and (c) recoveries for breaches of R&W as described above. The Company then applies an individual model of the structure of the transaction to the projected future cash flow from that transaction's collateral pool to project the Company's future claims and claim reimbursements for that individual transaction. Finally, the projected future claims and reimbursements are discounted using a current risk-free rate to arrive at expected loss to be paid. As noted above, the Company runs several sets of assumptions regarding mortgage collateral performance, or scenarios, and probability-weights them.

  Other Non-RMBS Losses

        For student loans, the Company is projecting approximately $74.6 million of net expected loss to be paid in these portfolios. In general the losses are due to: (i) the poor credit performance of private student loan collateral; (ii) high interest rates on auction rate securities with respect to which the auctions have failed or (iii) high interest rates on variable rate demand obligations that have been put to the liquidity provider by the holder and are therefore bearing high "bank bond" interest rates. The largest of these losses was approximately $27.5 million and related to a transaction backed by a pool of private student loans ceded to AG Re by another monoline insurer. The guaranteed bonds were issued as auction rate securities that now bear a high rate of interest due to the downgrade of the primary insurer's financial strength rating. Further, the underlying loan collateral has performed below expectations. The decrease of approximately $3.3 million in net expected loss during 2011 is due to favorable commutations achieved by the primary insurer on some transactions partially offset by deterioration in other transactions.

        The Company projects losses for trust preferred securities collateralized debt obligations ("TruPS CDOs") by projecting the performance of the asset pools across several scenarios (which it weights) and applying the CDO structures to the resulting cash flows. As of December 31, 2011, the Company has projected net expected losses to be paid for TruPS CDOs of $64.2 million. The decrease of approximately $25.5 million in net expected loss during 2011 was driven primarily by the effect of lower LIBOR rates on the floating rate coupons of certain transactions (which was partially offset by reduction in risk free rates used to discount loss projections).

        The Company has insured $2.4 billion of net par in XXX life insurance reserve securitizations based on discrete blocks of individual life insurance business of which $923.0 million is rated BIG. Based on its analysis of the information currently available, including estimates of future investment performance provided by the investment manager, and projected credit impairments on the invested assets and performance of the blocks of life insurance business at December 31, 2011, the Company's projected net expected loss to be paid of $131.6 million. The increase of approximately $56.6 million during 2011 is due primarily to deterioration in RMBS investments and a reduction of the risk free rate used to discount loss projections.

        As of December 31, 2011, the Company had exposure to sovereign debt of Greece through financial guarantees of €200.0 million of debt (€165.1 million on a net basis) due in 2037 with a 4.5% fixed coupon and €113.9 million of debt (€52.6 million on a net basis) due in 2057 with a 2.085% inflation-linked coupon. The Hellenic Republic of Greece, as obligor, has been paying interest on such notes on a timely basis. On February 24, 2012, Greece announced the terms of exchange offers and consent solicitations that request the voluntary participation by holders of certain Greek bonds in an exchange that would result in the reduction of 53.5% of the notional amount of such bonds, and request the consent of holders to amendments of the bonds that could be used to effectively impose the same terms on holders that do not voluntarily participate in the exchange. On February 23, 2012, the Greek Parliament enacted legislation that introduces collective action clauses into eligible Greek law governed bonds to permit the terms of such bonds to be amended with the consent of less than all the holders of those bonds. The bonds insured under the financial guarantees were included in the list of Greek bonds covered by the exchange offer and/or consent solicitation. The bonds due in 2037 were issued under Greek law and thus are susceptible to a coercive exchange pursuant to the new legislation that might trigger a claim under the Company's policy. The bonds due in 2057 were issued under English law and already contain a collective action clause that could entail similar results. Greece has stated that its use of collective action clauses will depend on the level of participation in the exchange offer and/or consent solicitation. The Company is currently evaluating the exchange offer and consent solicitation. If Greece does not utilize the collective action clauses, the Company believes the proposal should not trigger claim payments under its financial guarantees. The Company has considered a variety of scenarios in its loss reserve estimation process including the nature of the proposed exchange and the value of the consideration it would receive if it were to participate in the exchange, either voluntarily or involuntarily. The expected loss to be paid was $64.7 million gross of reinsurance and $42.6 million net of reinsurance as of December 31, 2011.

        The Company also has expected losses for certain other transactions discussed in Note 5, Financial Guaranty Insurance Contracts, of the Financial Statements and Supplementary Data, including Jefferson County, a transaction backed by revenues from "yellow pages", and transactions backed by manufactured housing loans.

        Net expected loss to be paid in the tables below consists primarily of the present value of future: expected claim payments, expected recoveries of excess spread in the transaction structures, cessions to reinsurers, and expected recoveries for breaches of R&W and other loss mitigation strategies. Assumptions used in the determination of the net expected loss to be paid presented below, such as delinquency, severity, and discount rates and expected timeframes to recovery in the mortgage market were consistent by sector regardless of the accounting model used.

 Net Expected Loss to be Paid

	As of December 31, 2011
	Financial Guaranty Insurance(1)	FG VIEs	Total Financial Guaranty Insurance and VIEs(1)	Credit Derivatives(2)	Total
	(in millions)
US RMBS:
First lien:
Prime first lien	$1.8	$—	$1.8	$—	$1.8
Alt-A first lien	130.2	4.7	134.9	159.6	294.5
Option ARM	128.0	24.9	152.9	57.5	210.4
Subprime	95.7	44.6	140.3	101.0	241.3

Total first lien	355.7	74.2	429.9	318.1	748.0
Second Lien:
Closed-end second lien	(57.7)	(21.9)	(79.6)	(6.5)	(86.1)
Home equity lines of credit ("HELOCs")	127.9	(159.0)	(31.1)	—	(31.1)

Total second lien	70.2	(180.9)	(110.7)	(6.5)	(117.2)

Total U.S. RMBS	425.9	(106.7)	319.2	311.6	630.8
TruPS	13.2	—	13.2	51.0	64.2
Other structured finance	239.6	—	239.6	102.5	342.1
Public finance	66.0	—	66.0	0.9	66.9

Total	$744.7	$(106.7)	$638.0	$466.0	$1,104.0

	As of December 31, 2010
	Financial Guaranty Insurance(1)	FG VIEs	Total Financial Guaranty Insurance and VIEs(1)	Credit Derivatives(2)	Total
	(in millions)
US RMBS:
First lien:
Prime first lien	$1.4	$—	$1.4	$—	$1.4
Alt-A first lien	195.7	(11.3)	184.4	215.4	399.8
Option ARM	524.2	(0.5)	523.7	105.1	628.8
Subprime	230.7	(30.3)	200.4	110.2	310.6

Total first lien	952.0	(42.1)	909.9	430.7	1,340.6
Second Lien:
Closed-end second lien	52.8	3.8	56.6	30.9	87.5
HELOCs	(893.2)	87.5	(805.7)	—	(805.7)

Total second lien	(840.4)	91.3	(749.1)	30.9	(718.2)

Total U.S. RMBS	111.6	49.2	160.8	461.6	622.4
TruPS	(0.6)	—	(0.6)	90.9	90.3
Other structured finance	159.7	—	159.7	101.5	261.2
Public finance	88.9	—	88.9	—	88.9

Total	$359.6	$49.2	$408.8	$654.0	$1,062.8

(1)
Refer to Note 5, Financial Guaranty Insurance Contracts, of the Financial Statements and Supplementary Data for additional information related to the accounting for financial guaranty insurance contracts.

(2)
Refer to Note 7, Financial Guaranty Contracts Accounted for as Credit Derivatives, of the Financial Statements and Supplementary Data for additional information related to the accounting for credit derivative contracts.

        The following table presents a roll forward of the net expected loss to be paid for the year ended December 31, 2011 before and after consideration of R&W benefits. The amounts presented below do not represent amounts recorded as loss reserves in the consolidated financial statements because of the various accounting models required under GAAP, but instead represent the economic changes in loss estimates for the insured portfolio as a whole, which is how management analyzes the information. Expected losses to be paid are first calculated without consideration of the expected R&W benefit. Then, based on updated loss estimates, loan reviews, executed contractual agreements such as the Bank of America Agreement, and progress made on receiving commitments to put-back defective loans, the expected R&W benefit is updated, which reduces the net amount of expected loss to be paid. Amounts presented are net of cessions to third-party reinsurers.

Net Expected Loss to be Paid, Before Benefit for Recoveries of R&W
Roll Forward by Sector(1)

	Net Expected Loss to be Paid as of December 31, 2010	Economic Loss Development(2)	(Paid) Recovered Losses	Net Expected Loss to be Paid as of December 31, 2011
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$2.5	$2.3	$—	$4.8
Alt-A first lien	548.2	250.4	(96.9)	701.7
Option ARM	940.9	514.6	(520.7)	934.8
Subprime	337.4	27.6	(22.2)	342.8

Total first lien	1,829.0	794.9	(639.8)	1,984.1
Second lien:
Closed-end second lien	265.7	(46.0)	(82.0)	137.7
HELOCs	198.4	290.3	(329.9)	158.8

Total second lien	464.1	244.3	(411.9)	296.5

Total U.S. RMBS	2,293.1	1,039.2	(1,051.7)	2,280.6
TruPS	90.3	(21.0)	(5.1)	64.2
Other structured finance	261.2	100.8	(19.9)	342.1
Public finance	88.9	43.3	(65.3)	66.9

Total	$2,733.5	$1,162.3	$(1,142.0)	$2,753.8

Net Expected Loss to be Paid, Net of Benefit for Recoveries of R&W
Roll Forward by Sector(1)

	Net Expected Loss to be Paid as of December 31, 2010	Economic Loss Development(2)	(Paid) Recovered Losses	Net Expected Loss to be Paid as of December 31, 2011
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$1.4	$0.4	$—	$1.8
Alt-A first lien	399.8	(10.6)	(94.7)	294.5
Option ARM	628.8	7.6	(426.0)	210.4
Subprime	310.6	(47.1)	(22.2)	241.3

Total first lien	1,340.6	(49.7)	(542.9)	748.0
Second lien:
Closed-end second lien	87.5	(100.6)	(73.0)	(86.1)
HELOCs	(805.7)	151.0	623.6	(31.1)

Total second lien	(718.2)	50.4	550.6	(117.2)

Total U.S. RMBS	622.4	0.7	7.7	630.8
TruPS	90.3	(21.0)	(5.1)	64.2
Other structured finance	261.2	100.8	(19.9)	342.1
Public finance	88.9	43.3	(65.3)	66.9

Total	$1,062.8	$123.8	$(82.6)	1,104.0

(1)
Amounts exclude reserves for mortgage business of $1.9 million and $2.1 million as of December 31, 2011 and December 31, 2010, respectively.

(2)
Economic loss development includes the effects of changes in assumptions based on observed market trends, changes in discount rates, accretion of discount and the economic effects of loss mitigation efforts.

        Total economic loss development in 2011 was $123.8 million. U.S. RMBS development was a net development of $0.7 million which reflects higher losses in the underlying collateral, largely offset by a higher R&W benefit as a result of the Bank of America Agreement, and additional loan reviews that demonstrate similar breach rates for other counterparties. The net R&W development in 2011 was an increase of $1,038.5 million, which served to offset loss development in U.S. RMBS of $1,039.2 million. Loss development, before the consideration of R&W benefit was a function of several factors including: increasing the assumed period of time for reaching the final conditional default rate, updated probability weightings of its various scenarios, and increased first lien severity. In 2011, the Company probability weighted several possible outcomes and estimated a net expected loss to be paid of $42.6 million ($64.7 million gross of reinsurance). Due to the decline in interest rates in 2011 and the GAAP requirement to update discount rates at each reporting period to the current risk free rates, the economic loss development was negatively affected, although this change does not reflect additional credit deterioration. The remainder of the economic loss development related primarily to increased loss adjustment expense estimates, and changes in other structured finance and public finance loss estimates that are mostly based on transaction-specific facts and circumstances.

Accounting Treatment of Losses for Transactions Accounted for as Financial Guaranty Insurance

        For transactions accounted for as financial guaranty insurance under GAAP, each transaction's expected loss to be expensed, net of estimated R&W recoveries, is compared with the deferred premium revenue of that transaction. Generally, when the expected loss to be expensed exceeds the deferred premium revenue, a loss is recognized in the income statement for the amount of such excess. When the Company measures operating income, a non-GAAP financial measure, it calculates the credit derivative and FG VIE losses incurred in a similar manner. Changes in fair value in excess of expected loss that are not indicative of economic deterioration are not included in operating income.

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

Comparison of Loss Measures

	Year Ended December 31, 2011			Year Ended December 31, 2010
	Loss and LAE Reported(1)	Loss Expense Non-GAAP Operating Basis(2)	Economic Loss Development	Loss and LAE Reported(1)	Loss Expense Non-GAAP Operating Basis(2)	Economic Loss Development
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$0.1	$0.1	$0.4	$0.9	$0.9	$1.4
Alt-A first lien	52.5	39.2	(10.6)	32.6	98.2	108.0
Option ARM	146.5	203.7	7.6	246.6	274.6	157.2
Subprime	(48.1)	(37.7)	(47.1)	69.8	138.5	178.0

Total first lien	151.0	205.3	(49.7)	349.9	512.2	444.6
Second lien:
Closed-end second lien	(7.8)	(23.3)	(100.6)	(4.9)	1.7	(68.8)
HELOCs	152.7	182.7	151.0	(29.5)	(15.1)	(86.3)

Total second lien	144.9	159.4	50.4	(34.4)	(13.4)	(155.1)

Total U.S. RMBS	295.9	364.7	0.7	315.5	498.8	289.5
Other structured finance	117.6	99.3	79.8	63.6	154.6	147.5
Public finance	48.4	29.3	43.3	32.9	33.9	10.5

Total	461.9	493.3	123.8	412.0	687.3	447.5
Other	—	—	—	0.2	0.2	—

Total	$461.9	$493.3	$123.8	$412.2	$687.5	$447.5

(1)
Represents amounts reported on the consolidated statements of operations in accordance with GAAP, which include only those policies that are accounted for as financial guaranty insurance.

(2)
Represents reported loss and LAE adjusted to include comparable amounts related to FG VIEs and credit derivatives in a manner consistent with the financial guaranty insurance accounting model. This represents "loss expense" included in operating income.

        The table below presents the expected timing of loss recognition for insurance contracts on both a reported GAAP and non-GAAP operating income basis.

Present Value ("PV") of Financial Guaranty Insurance Net Expected Loss to be Expensed
As of December 31, 2011

	Net Expected Loss to be Expensed
	In GAAP Reported Income	In Non-GAAP Operating Income
	(in millions)
2012 (January 1 – March 31)	$32.1	$37.1
2012 (April 1 – June 30)	27.5	31.8
2012 (July 1 – September 30)	24.0	28.1
2012 (October 1 – December 31)	20.9	24.7

Subtotal 2012	104.5	121.7
2013	61.0	80.6
2014	44.0	63.7
2015	34.9	53.2
2016	30.9	46.5
2017-2021	135.3	183.3
2022-2026	68.1	92.6
2027-2031	34.4	62.3
After 2031	24.3	56.2

Total expected PV of net expected loss to be expensed	537.4	760.1
Discount	276.1	321.4

Total future value	$813.5	$1,081.5

        The table below provides a reconciliation of the Company's expected loss to be paid to expected loss to be expensed. See Note 5, Financial Guaranty Insurance Contracts, of the Financial Statements and Supplementary Data.

Financial Guaranty Insurance
Reconciliation of Present Value of Net Expected Loss to be Paid
and Present Value of Net Expected Loss to be Expensed

	GAAP Reported Basis(2)		Non-GAAP Operating Income Basis
	As of December 31,		As of December 31,
	2011	2010	2011	2010
	(in millions)
Net expected loss to be paid	$744.7	$359.6	$638.0	$408.8
Contra-paid, net	73.4	121.3	206.3	241.3
Salvage and subrogation recoverable, net	327.1	903.0	585.2	995.2
Loss and LAE reserve, net(1)	(607.8)	(550.0)	(669.4)	(599.5)

Net expected loss to be expensed	$537.4	$833.9	$760.1	$1,045.8

(1)
Represents loss and LAE reserves, net of reinsurance recoverable on unpaid losses, excluding $1.9 million and $2.1 million in reserves for other runoff lines of business as of December 31, 2011 and 2010, respectively.

(2)
The difference between GAAP reported basis and non-GAAP operating income basis relates to FG VIEs.

Net Change in Fair Value of Credit Derivatives

        Financial guaranty contracts accounted for as credit derivatives are generally structured such that the circumstances giving rise to the Company's obligation to make loss payments are similar to those for financial guaranty insurance contracts and only occurs upon one or more defined credit events such as failure to pay or bankruptcy, in each case, as defined within the transaction documents, with respect to one or more third-party referenced securities or loans. Financial guaranty contracts accounted for as credit derivatives are primarily comprised of CDS. In general, the Company structures credit derivative transactions such that the circumstances giving rise to the Company's obligation to make loss payments are similar to those for financial guaranty insurance contracts but are governed by ISDA documentation. Until the Company ceased selling credit protection through credit derivative contracts in the beginning of 2009, following the issuance of regulatory guidelines that limited the terms under which the credit protection could be sold, management considered these agreements to be a normal part of its financial guaranty business.

        These contracts generally qualify as derivatives under U.S. GAAP, and are reported at fair value, with changes in fair value included in earnings. Fair value is defined as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties. The fair value gain or loss is based on estimated market pricing and may not be an indication of ultimate claims. Changes in fair value of credit derivatives occur because of changes in interest rates, credit spreads, credit ratings of the referenced obligations, the Company's credit spread, settlements and other market factors. The unrealized gains (losses) on credit derivatives, excluding expected losses to be paid (which are included in the previous section), is expected to reverse to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure or early termination that was not anticipated in the expected losses to be paid. Expected losses to be paid in respect of contracts accounted for as credit derivatives are included in the discussion above: "—Losses in the insured portfolio." See also "—Liquidity and Capital Resources—Liquidity Requirements and Sources."

        In the event that the Company is able to terminate and does terminate a credit derivative contract prior to maturity, the resulting gain or loss is realized through net change in fair value of credit derivatives. Changes in the fair value of the Company's credit derivatives that do not reflect actual or expected claims or credit losses have no impact on the Company's statutory claims paying resources, rating agency capital or regulatory capital positions.

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

        There are typically no quoted prices for its instruments or similar instruments as CDS issued by financial guaranty insurance companies. Financial guaranty contracts do not typically trade in active markets. Observable inputs other than quoted market prices exist; however, these inputs reflect contracts that do not contain terms and conditions similar to those in the credit derivatives issued by the Company. Therefore, the valuation of the Company's credit derivative contracts requires the use of models that contain significant, unobservable inputs, and are classified as Level 3 in the fair value hierarchy. See Note 6, Fair Value Measurement, of the Financial Statements and Supplementary Data.

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

        These models are primarily developed internally based on market conventions for similar transactions that the Company observed in the past. There has been very limited new issuance activity in this market over the past three years and as of December 31, 2010, market prices for the Company's credit derivative contracts were generally not available. Inputs include various market indices, credit spreads, the Company's own credit spread, and estimated contractual payments to estimate the fair value of its credit derivatives.

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

Net Change in Fair Value of Credit Derivatives Gain (Loss)

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Net credit derivative premiums received and receivable	$184.7	$206.8	$168.1
Net ceding commissions (paid and payable) received and receivable	3.4	3.5	2.2

Realized gains on credit derivatives	188.1	210.3	170.3
Termination losses	(22.5)	—	—
Net credit derivative losses (paid and payable) recovered and recoverable	(159.6)	(56.8)	(6.7)

Total realized gains and other settlements on credit derivatives	6.0	153.5	163.6
Net unrealized gains (losses) on credit derivatives	553.7	(155.1)	(337.8)

Net change in fair value of credit derivatives	$559.7	$(1.6)	$(174.2)

        Net credit derivative premiums have declined in 2011 compared with 2010 due to the decline in the net par outstanding to $85.0 billion as of December 31, 2011 from $109.8 billion as of

December 31, 2010. The Company has terminated $11.5 billion in net par outstanding in 2011, resulting in accelerations of future premiums of $24.7 million. Because the Company no longer anticipates writing new business using a CDS form of execution, premiums are expected to decline in the foreseeable future. In addition, several CMBS CDS contracts were terminated for a payment of $22.5 million in 2011. These contracts had carried high rating agency capital charges prior to termination.

Net Change in Unrealized Gains (Losses) in Credit Derivatives By Sector

	Year Ended December 31,
Asset Type	2011	2010	2009
	(in millions)
Pooled corporate obligations:
Collateralize loan obligations/Collateralized bond obligations	$10.4	$2.1	$152.3
Synthetic investment grade pooled corporate	15.6	(1.9)	(24.0)
Synthetic high yield pooled corporate	(1.2)	10.8	104.7
TruPS CDOs	14.3	59.1	(44.1)
Market value CDOs of corporate obligations	(0.3)	(0.1)	(0.6)
CDO of CDOs (corporate)	—	—	6.3

Total pooled corporate obligations	38.8	70.0	194.6
U.S. RMBS:
Alt-A option ARMs and Alt-A first lien	299.9	(280.4)	(429.3)
Subprime first lien (including net interest margin)	24.0	(10.1)	4.9
Prime first lien	46.9	(8.3)	(85.2)
Closed end second lien and HELOCs	10.5	(2.0)	11.6

Total U.S. RMBS	381.3	(300.8)	(498.0)
CMBS	10.4	10.1	(41.1)
Other(1)	123.2	65.6	6.7

Total	$553.7	$(155.1)	$(337.8)

(1)
"Other" includes all other U.S. and international asset classes, such as commercial receivables, international infrastructure, international RMBS securities, and pooled infrastructure securities.

Effect of the Company's Credit Spread Change on
Fair Value of Credit Derivatives Gain (Loss)

	Year Ended December 31,
	2011	2010
	(in millions)
Change in fair value of credit derivatives:
Before considering implication of the Company's credit spreads	$(68.6)	$464.2
Resulting from change in the Company's credit spreads	622.3	(619.3)

After considering implication of the Company's credit spreads	$553.7	$(155.1)

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

        In 2011, U.S. RMBS unrealized fair value gains were generated primarily in the Option ARM, Alt-A, prime first lien and subprime sectors due to tighter implied net spreads. The tighter implied net spreads were primarily a result of the increased cost to buy protection in AGC's name as the market cost of AGC's credit protection increased. These transactions were pricing above their floor levels (or the minimum rate at which the Company would consider assuming these risks based on historical experience); therefore when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, increased, the implied spreads that the Company would expect to receive on these transactions decreased. The unrealized fair value gain in Other primarily resulted from tighter implied net spreads on a XXX life securitization transaction and a film securitization, which also resulted from the increased cost to buy protection in AGC's name, referenced above. The cost of AGM's credit protection also increased during the year, but did not lead to significant fair value gains, as the majority of AGM policies continue to price at floor levels. Claim payments increased primarily due to payments on transactions that were either restructured or where we obtained collateral.

        With respect to CDS transactions for which there is an expected claim payment within the next twelve months, the allocation of gross spreads was revised in the first quarter 2011 to reflect a higher allocation to the cost of credit rather than the bank profit component. In the current market, it is assumed that a bank would be willing to accept a lower profit on distressed transactions in order to remove these transactions from its financial statements. The effect of this refinement in assumptions was an increase in fair value losses of $260.4 million during the first quarter 2011 and was concentrated in the Alt-A first lien and Option ARM sectors.

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

        The net par outstanding of the Company's credit derivatives with counterparties in the financial services industry is presented below.

Net Par Outstanding by Credit Derivative Counterparty

As of December 31, 2011

(in millions)
Deutsche Bank AG	$9,882
Barclays Capital	9,244
JPMorgan Chase & Co.	7,660
Bank of America Corporation	7,339
Dexia Bank Belgium	7,103
Royal Bank of Scotland Group PLC	6,079
BNP Paribas Finance Inc.	5,661
HSBC Holdings PLC	4,546
Other(1)	27,533

Total	$85,047

As of December 31, 2010

(in millions)
Deutsche Bank AG	$11,829
Bank of America Corporation	10,642
JPMorgan Chase & Co.	10,277
Barclays Capital	10,015
Royal Bank of Scotland Group PLC	8,518
Dexia Bank	8,472
BNP Paribas Finance Inc.	6,079
Other(1)	43,939

Total	$109,771

(1)
Each counterparty within the "Other" category represents less than 5% of the total.

Fair Value Gain (Loss) on Committed Capital Securities

        Committed capital securities ("CCS") consist of committed preferred trust securities which allow AGC and AGM to issue preferred stock to trusts created for the purpose of issuing such securities that invest in high quality investments and selling put options to AGC and AGM in exchange for cash. The fair value of CCS represents the difference between the present value of remaining expected put option premium payments under AGC's CCS (the "AGC CCS Securities") and AGM Committed Preferred Trust Securities (the "AGM CPS Securities") agreements and the value of such estimated payments based upon the quoted price for such premium payments as of the reporting dates (see Note 6, Fair Value Measurement, of the Financial Statements and Supplementary Data). Changes in fair value of this financial instrument are included in the consolidated statement of operations. The significant market inputs used were observable, therefore, the Company classified this fair value measurement as Level 2 prior to the third quarter of 2011. The CCS were transferred to Level 3 on the fair value hierarchy in the third quarter of 2011 because the Company was no longer able to obtain the same level of pricing information as in past quarters.

        A driver of fair value gain (loss) on CCS is the CDS spread of AGC and AGM. Generally, widening of these CDS spreads from one period to the next results in gains while tightening results in losses. See "Effect of Company's Credit Spread Change on Fair Value of Credit Derivatives Gain (Loss)" table in "—Net Change in Fair Value of Credit Derivatives" for information on AGC and AGM CDS spreads.

Change in Unrealized Gain (Loss) on Committed Capital Securities

	Year Ended December 31,
	2011	2010	2009
	(in millions)
AGC CCS Securities	$20.2	$7.1	$(47.1)
AGM CPS Securities	14.9	2.1	(75.8)

Total	$35.1	$9.2	$(122.9)

Amortization of Deferred Acquisition Costs

        Amortization of deferred acquisition costs ("DAC") in 2011 declined compared with 2010 due to the cancellation of certain assumed reinsurance policies in 2010 which reduced ceding commission expense. Amortization of DAC in 2010 included $9.3 million of amortization of AGMH ceding commission income and none of AG Re's amortization of ceding commission expense from the intercompany cession from AGMH. In 2009, amortization of DAC included $10.0 million in AG Re amortization of ceding commission expense related to the first six months of cessions from AGMH (i.e., prior to the AGMH Acquisition). AGMH DAC was written off on July 1, 2009 and therefore AGMH did not contribute a significant amount to the amortization of DAC in 2009.

AGMH Acquisition-Related Expenses

        In 2010, AGMH Acquisition-related expenses were primarily comprised of consulting fees related to integration efforts. In 2009, AGMH Acquisition- related expenses were primarily comprised of severance costs, real estate, legal, consulting and relocation fees.

AGMH Acquisition-Related Expenses

	Year Ended December 31,
	2010	2009
	(in millions)
Severance costs	$—	$40.4
Professional services	6.8	32.8
Office consolidation	—	19.1

Total	$6.8	$92.3

Interest Expense

        The following table presents the components of interest expense. Interest expense in 2011 and 2010 includes a full year of interest expense for AGMH debt and 2009 includes only the last six months.

Interest Expense

	Year Ended December 31,
	2011	2010	2009
	(in millions)
AGUS:
7.0% Senior Notes	$13.5	$13.5	$13.5
8.50% Senior Notes	16.1	16.0	8.3
Series A Enhanced Junior Subordinated Debentures	9.8	9.8	9.8

AGUS total	39.4	39.3	31.6
AGMH:
6 7/8% QUIBS	7.2	7.2	3.6
6.25% Notes	15.4	15.4	7.7
5.60% Notes	6.1	6.1	3.1
Junior Subordinated Debentures	24.9	24.9	12.4

AGMH total	53.6	53.6	26.8
AGM:
Notes Payable	6.1	6.7	4.4

AGM total	6.1	6.7	4.4

Total	$99.1	$99.6	$62.8

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

        In addition, the Company recognized a $232.6 million bargain purchase gain on the AGMH Acquisition and also recorded a charge of $170.5 million to settle pre-existing relationships. The bargain purchase gain represents the excess of the fair value of net assets acquired over the purchase price. As disclosed in Note 3, Business Combinations, of the Financial Statements and Supplementary Data, the Company and AGMH had a pre-existing reinsurance relationship in which the Company assumed financial guaranty risks ceded to it by AGMH. This pre-existing relationship was effectively settled at fair value. The Company determined fair value as the difference between contractual premiums and the Company's estimate of current market premiums.

Goodwill and Settlement of Pre-Existing Relationships

Year Ended December 31, 2009
(in millions)
Goodwill impairment	$85.4
Gain on bargain purchase of AGMH	(232.6)
Settlement of pre-existing relationships	170.5

Total	$23.3

Provision for Income Tax

        Deferred income tax assets and liabilities are established for the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Such temporary differences relate principally to unrealized gains and losses on investments and credit derivatives, FG VIE fair value adjustments, loss and LAE reserve, unearned premium reserve and tax attributes for net operating losses, alternative minimum tax ("AMT") credits and foreign tax credits. As of December 31, 2011 and December 31, 2010, the Company had a net deferred income tax asset of $770.9 million and $1,259.1 million, respectively. As of December 31, 2011, the Company has foreign tax credits carried forward of $30.2 million which expire in 2018 through 2021. As of December 31, 2011, the Company has AMT of $32.0 million which do not expire. Foreign tax credits of $22.3 million are from its acquisition of AGMH. The Internal Revenue Code limits the amounts of foreign tax credits and AMT credits the Company may utilize each year.

        For the years ended December 31, 2011, 2010 and 2009, income tax expense was $258.8 million, $55.6 million and $32.1 million and the Company's effective tax rate was 25.0%, 10.1% and 27.5% for the years ended December 31, 2011, 2010 and 2009, respectively. The Company's effective tax rates reflect the proportion of income recognized by each of the Company's operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, U.K. subsidiaries taxed at the U.K. blended marginal corporate tax rate of 26.5%, and no taxes for the Company's Bermuda holding company and subsidiaries. For periods subsequent to April 1, 2011, the U.K. corporation tax rate has been reduced to 26%, for periods prior to April 1, 2011 the U.K. corporation tax rate was 28%, resulting in blended tax rate of 26.5%. Accordingly, the Company's overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions. During the year ended December 31, 2010, a net tax benefit of $55.8 million was recorded by the Company due to the filing of an amended tax return which included the AGMH and Subsidiaries tax group. The amended return filed in September 2010 was for a period prior to the AGMH Acquisition and consequently, the Company no longer has a deferred tax asset related to net operating loss or AMT credits associated with the AGMH Acquisition. Instead, the Company has recorded additional deferred tax assets for loss reserves and foreign tax credits and has decreased its liability for uncertain tax positions. The event giving rise to this recognition occurred after the measurement period as defined by acquisition accounting and thus the amount is included in the year ended December 31, 2010 net income. Included in the $55.8 million net tax benefit was a decrease for uncertain tax positions, including interest and penalties, of $9.2 million. In 2009 pre-tax income included the bargain purchase gain on AGMH Acquisition of $232.6 million and expense of $85.4 million related to goodwill impairment, which was the primary reason for the 27.5% effective tax rate.

Financial Guaranty Variable Interest Entities

        On January 1, 2010, the Company adopted a new accounting standard as required by the Financial Accounting Standards Board that changed how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The new accounting standard requires the Company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a FG VIE. The new accounting standard mandated the accounting changes prescribed by the statement to be recognized by the Company as a cumulative effect adjustment to retained earnings as of January 1, 2010. The cumulative effect of adopting the new accounting standard was a $206.5 million after-tax decrease to the opening retained earnings balance due to the consolidation of 21 FG VIEs at fair value on January 1, 2010. This analysis identifies the primary beneficiary of a FG VIE as the enterprise that has both (1) the power to direct the activities of a FG VIE that most significantly impact the entity's economic performance; and (2) the obligation to absorb losses of the entity that could potentially be significant to the FG VIE or the right to receive benefits from the entity that could potentially be significant to the FG VIE. Under GAAP, the Company is deemed to be the control party typically when its protective rights give it the power to both terminate and replace the deal servicer. Additionally, this new accounting standard requires an ongoing reassessment of whether the Company is the primary beneficiary of a FG VIE.

        Pursuant to the new accounting standard, the Company evaluated its power to direct the significant activities that most significantly impact the economic performance of VIEs that have debt obligations insured by the Company and, accordingly, where the Company is obligated to absorb VIE losses that could potentially be significant to the VIE. As of December 31, 2011, the Company determined that, based on the assessment of its control rights over servicer or collateral manager replacement, given that servicing/managing collateral were deemed to be the VIEs' most significant activities, 33 VIEs required consolidation, compared to 29 VIEs consolidated at December 31, 2010. The following table presents the effects on reported GAAP income resulting from consolidating these FG VIEs and eliminating their related insurance and investment accounting entries and represents a difference between GAAP reported net income and non-GAAP operating income. See "—Non-GAAP Financial Measures—Operating Income" below.

Effect of Consolidating FG VIEs on Net Income

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Net earned premiums	$(74.7)	$(47.6)	$—
Net investment income	(8.3)	—	—
Net realized investment gains (losses)	11.9	—	—
Net change in fair value of FG VIEs	(132.0)	(273.6)	(1.2)
Loss and LAE	92.7	65.9	—

Total pretax effect on net income	(110.4)	(255.3)	(1.2)
Less: tax provision (benefit)	(38.7)	(89.4)	—

Total effect on net income	$(71.7)	$(165.9)	$(1.2)

        Net change in fair value of FG VIEs represents the net change in fair value of the consolidated FG VIEs' assets and liabilities that is reported under GAAP. These contracts are not actively traded and therefore management expects the fair value gains and losses to reverse to zero as the contract approaches maturity, except for economic claim payments made by AGC and AGM. During 2011, the Company recorded a net fair value loss on FG VIEs of $132.0 million, which was driven primarily by price deterioration on several HELOC transactions. During the period, long term conditional default rates increased on these transactions, which caused the prices for these HELOCs to decline. The prices for the corresponding liability for these transactions remained relatively consistent with the prior year.

        During 2010, the fair value of FG VIEs' liabilities decreased principally as a result of lengthening duration of the expected payback period of these liabilities due to improved performance of the underlying FG VIEs' assets supporting the cash flows for the FG VIEs' liabilities.

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

        Expected losses to be (recovered) paid in respect of consolidated FG VIEs, which were $(106.7) million as of December 31, 2011 and $49.2 million as of December 31, 2010, are included in the discussion of "—Losses in the Insured Portfolio" above.

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

Operating Income

Reconciliation of Net Income (Loss) Attributable to Assured Guaranty Ltd.
to Operating Income

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Net income (loss) attributable to Assured Guaranty Ltd.	$775.6	$493.7	$86.0
Less after-tax adjustments:
Realized gains (losses) on investments	(20.0)	1.0	(34.2)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	243.6	13.0	(82.2)
Fair value gains (losses) on CCS	22.8	6.0	(79.9)
Foreign exchange gains (losses) on revaluation of premiums receivable	(3.5)	(24.5)	23.4
Effect of consolidating FG VIEs	(71.7)	(165.9)	—
Goodwill and settlement of pre-existing relationship	—	—	(23.3)

Operating income	$604.4	$664.1	$282.2

        Operating income in 2010 included a $55.8 million tax benefit related to the filing of an amended pre-acquisition tax return of AGMH. (See "—Provision for Income Tax") In 2011, a decrease in net earned premiums and premiums received and receivable on credit derivatives were partially offset by a decrease in loss and LAE and other operating expenses and increased net investment income.

        The increase in operating income in 2010 was primarily attributable to the inclusion of 12 months of AGMH compared to six months in 2009, commutation gains and the recording of a tax benefit of $55.8 million in 2010 due to the filing of an amended tax return for a period prior to the AGMH Acquisition, offset in part by higher loss and LAE. Excluding the AGMH Acquisition, the decline in earned premiums in 2010 compared to 2009 relates primarily to lower refundings and accelerations. Net earned premiums and credit derivative revenue from the AGM structured finance book of business will decline as the net par runs off. Loss and LAE in 2010 includes amounts recognized due to the amortization of deferred premium revenue and amounts attributable to loss development principally in the U.S. RMBS and other structured sectors. Operating income in 2009 included additional expense items attributable to the AGMH Acquisition which were $92.3 million in 2009 compared to $6.8 million in 2010, and goodwill and settlement of pre-existing relationships.

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

  2)
  Elimination of the after-tax non-credit impairment unrealized fair value gains (losses) on credit derivatives, which is the amount in excess of the present value of the expected estimated economic credit losses, and non-economic payments. Such fair value adjustments are heavily affected by, and in part fluctuate with, changes in market interest rates, credit spreads and other market factors and are not expected to result in an economic gain or loss. Additionally, such adjustments present all financial guaranty contracts on a more consistent basis of accounting, whether or not they are subject to derivative accounting rules.

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

  5)
  Elimination of the effects of consolidating FG VIEs in order to present all financial guaranty contracts on a more consistent basis of accounting, whether or not GAAP requires consolidation. GAAP requires the Company to consolidate certain VIEs that have issued debt obligations insured by the Company even though the Company does not own such VIEs.

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

Reconciliation of Shareholders' Equity
to Adjusted Book Value

	As of December 31,
	2011		2010
	Total	Per Share	Total	Per Share
	(dollars in millions, except per share amounts)
Shareholders' equity	$4,718.4	$25.89	$3,733.5	$20.32
Less after-tax adjustments:
Effect of consolidating FG VIEs	(405.2)	(2.22)	(371.4)	(2.02)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(498.0)	(2.74)	(763.0)	(4.15)
Fair value gains (losses) on CCS	35.0	0.19	12.2	0.07
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	318.4	1.75	101.2	0.55

Operating shareholders' equity	5,268.2	28.91	4,754.5	25.88
After-tax adjustments:
Less: DAC	240.9	1.32	248.4	1.35
Plus: Net present value of estimated net future credit derivative revenue	302.3	1.66	424.8	2.31
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	3,658.0	20.07	4,058.0	22.08

Adjusted book value	$8,987.6	$49.32	$8,988.9	$48.92

        As of December 31, 2011, shareholders' equity increased to $4.7 billion from $3.7 billion at December 31, 2010 due primarily to net income of $775.6 million and unrealized gains on the investment portfolio. Adjusted book value decreased slightly, mainly due to economic loss development which was largely offset by R&W recoveries, and new business. Shares outstanding decreased by 1.5 million due primarily to the repurchase of 2.0 million shares, which was partially offset by the issuance of vested restricted stock awards and units in 2011, which resulted in higher adjusted book value per share despite a slight decline in adjusted book value.

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

  1)
  Elimination of the effects of consolidating FG VIEs in order to present all financial guaranty contracts on a more consistent basis of accounting, whether or not GAAP requires consolidation. GAAP requires the Company to consolidate certain VIEs that have issued debt obligations insured by the Company even though the Company does not own such VIEs.

  2)
  Elimination of the after-tax non-credit impairment unrealized fair value gains (losses) on credit derivatives, which is the amount in excess of the present value of the expected estimated economic credit losses, and non-economic payments. Such fair value adjustments are heavily affected by, and in part fluctuate with, changes in market interest rates, credit spreads and other market factors and are not expected to result in an economic gain or loss.

  3)
  Elimination of the after-tax fair value gains (losses) on the Company's CCS. Such amounts are heavily affected by, and in part fluctuate with, changes in market interest rates, credit spreads and other market factors and are not expected to result in an economic gain or loss.

  4)
  Elimination of the after-tax unrealized gains (losses) on the Company's investments that are recorded as a component of AOCI (excluding foreign exchange revaluation). The AOCI component of the fair value adjustment on the investment portfolio is not deemed economic because the Company generally holds these investments to maturity and therefore should not recognize an economic gain or loss.

        Management believes that adjusted book value is a useful measure because it enables an evaluation of the net present value of the Company's in-force premiums and revenues in addition to operating shareholders' equity. The premiums and revenues included in adjusted book value will be earned in future periods, but actual earnings may differ materially from the estimated amounts used in determining current adjusted book value due to changes in foreign exchange rates, prepayment speeds, terminations, credit defaults and other factors. Many investors, analysts and financial news reporters use adjusted book value to evaluate AGL's share price and as the basis of their decision to recommend, buy or sell the AGL common shares. Adjusted book value is operating shareholders' equity, as defined above, further adjusted for the following:

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

PVP or Present Value of New Business Production

Reconciliation of PVP to Gross Written Premiums

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Total PVP	$242.7	$362.7	$640.2
Less: PVP of credit derivatives	—	—	2.4

PVP of financial guaranty insurance	242.7	362.7	637.8
Less: Financial guaranty installment premium PVP	68.8	33.2	25.4

Total: Financial guaranty upfront gross written premiums	173.9	329.5	612.4
Plus: Financial guaranty installment gross written premiums	(47.1)	(107.2)	(55.1)

Total financial guaranty gross written premiums	126.8	222.3	557.3
Plus: Other gross written premiums	—	—	(0.9)

Total gross written premiums	$126.8	$222.3	$556.4

        Management believes that PVP is a useful measure because it enables the evaluation of the value of new business production for the Company by taking into account the value of estimated future installment premiums on all new contracts underwritten in a reporting period as well as premium supplements and additional installment premium on existing contracts as to which the issuer has the right to call the insured obligation but has not exercised such right, whether in insurance or credit derivative contract form, which GAAP gross premiums written and the net credit derivative premiums received and receivable portion of net realized gains and other settlement on credit derivatives ("Credit Derivative Revenues") do not adequately measure. PVP in respect of insurance and credit derivative contracts written in a specified period is defined as gross upfront and installment premiums received and the present value of gross estimated future installment premiums, in each case, discounted at 6% (the Company's tax-equivalent pretax investment yield on its investment portfolio). For purposes of the PVP calculation, management discounts estimated future installment premiums on insurance contracts at 6%, while under GAAP, these amounts are discounted at a risk free rate. Additionally, under GAAP, management records future installment premiums on financial guaranty insurance contracts covering non-homogeneous pools of assets based on the contractual term of the transaction, whereas for PVP purposes, management records an estimate of the future installment premiums the Company expects to receive, which may be based upon a shorter period of time than the contractual term of the transaction. Actual future net earned or written premiums and Credit Derivative Revenues may differ from PVP due to factors including, but not limited to, changes in foreign exchange rates, prepayment speeds, terminations, credit defaults, or other factors that affect par outstanding or the ultimate maturity of an obligation.

Insured Portfolio

        The following tables present the insured portfolio by asset class net of cessions to reinsurers as of December 31, 2011 and 2010. See Note 12, Reinsurance and Other Monoline Exposures, of the Financial Statements and Supplementary Data for information related to reinsurers. It includes all financial guaranty contracts outstanding as of the dates presented, regardless of the form written (i.e. credit derivative form or traditional financial guaranty insurance form) or the applicable accounting model (i.e. insurance, derivative or VIE accounting).

Net Par Outstanding and Average Internal Rating by Asset Class

	As of December 31, 2011		As of December 31, 2010
Sector	Net Par Outstanding	Avg. Rating	Net Par Outstanding	Avg. Rating
	(dollars in millions)
Public finance:
U.S.:
General obligation	$173,061	A+	$181,799	A+
Tax backed	78,006	A+	83,403	A+
Municipal utilities	65,204	A	70,066	A
Transportation	35,396	A	36,973	A
Healthcare	19,495	A	21,592	A
Higher education	15,677	A+	15,687	A+
Housing	5,696	AA-	6,562	AA-
Infrastructure finance	4,110	BBB	4,092	BBB+
Investor-owned utilities	1,124	A-	1,505	A-
Other public finance—U.S.	5,304	A-	5,317	A-

Total public finance—U.S.	403,073	A+	426,996	A+
Non-U.S.:
Infrastructure finance	15,405	BBB	15,973	BBB
Regulated utilities	13,260	BBB+	13,978	BBB+
Pooled infrastructure	3,130	AA-	3,432	AA
Other public finance—non-U.S.	7,251	A+	7,360	AA-

Total public finance—non-U.S.	39,046	BBB+	40,743	A-

Total public finance	442,119	A	467,739	A
Structured finance:
U.S.:
Pooled corporate obligations	51,520	AAA	67,384	AAA
RMBS	21,567	BB	25,130	BB
Financial products(1)	5,217	AA-	6,831	AA-
CMBS and other commercial real estate related exposures	4,774	AAA	7,084	AAA
Consumer receivables	4,326	AA-	6,073	AA-
Insurance securitizations	1,893	A+	1,584	A+
Commercial receivables	1,214	BBB	2,139	BBB+
Structured credit	424	B-	1,729	BBB
Other structured finance—U.S.	1,299	A-	802	A-

Total structured finance—U.S.	92,234	AA-	118,756	AA-
Non-U.S.:
Pooled corporate obligations	17,731	AAA	22,610	AAA
Commercial receivables	1,865	A-	1,729	A-
RMBS	1,598	AA	3,394	AA+
Structured credit	979	BBB	1,267	BBB
Insurance securitizations	964	CCC-	964	CCC-
CMBS and other commercial real estate related exposures	180	AAA	251	AAA
Other structured finance—non-U.S.	378	Super Senior	421	Super Senior

Total structured finance—non-U.S.	23,695	AA	30,636	AA+

Total structured finance	115,929	AA-	149,392	AA

Total net par outstanding	$558,048	A+	$617,131	A+

        The December 31, 2011 and 2010 amounts above include $59.6 billion and $78.4 billion, respectively, of AGM structured finance net par outstanding. AGM has not insured a mortgage-backed transaction since January 2008 and announced its complete withdrawal from the structured finance market in August 2008. The structured finance transactions that remain in AGM's insured portfolio are of double-A average underlying credit quality, according to the Company's internal rating system. Management expects AGM's structured finance portfolio to run-off rapidly: 22% by year-end 2012, 63% by year end 2014, and 76% by year-end 2016.

        The following tables set forth the Company's net financial guaranty portfolio as of December 31, 2011 and 2010 by internal rating:

Financial Guaranty Portfolio by Internal Rating

	As of December 31, 2011
	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
Super senior	$—	—%	$1,138	2.9%	$16,756	18.2%	$5,660	23.9%	$23,554	4.2%
AAA	5,074	1.3	1,381	3.5	35,736	38.7	10,231	43.2	52,422	9.4
AA	139,693	34.6	1,056	2.7	11,079	12.0	976	4.1	152,804	27.4
A	213,164	52.9	11,744	30.1	4,116	4.5	1,518	6.4	230,542	41.3
BBB	40,635	10.1	21,399	54.8	5,087	5.5	3,391	14.3	70,512	12.6
BIG	4,507	1.1	2,328	6.0	19,460	21.1	1,919	8.1	28,214	5.1

Total net par outstanding	$403,073	100.0%	$39,046	100.0%	$92,234	100.0%	$23,695	100.0%	$558,048	100.0%

	As of December 31, 2010
	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
Super senior	$—	—%	$1,420	3.5%	$21,837	18.4%	$7,882	25.7%	$31,139	5.0%
AAA	5,784	1.4	1,378	3.4	45,067	37.9	13,573	44.3	65,802	10.7
AA	161,906	37.9	1,330	3.3	17,355	14.6	1,969	6.4	182,560	29.6
A	214,199	50.2	12,482	30.6	6,396	5.4	1,873	6.1	234,950	38.1
BBB	41,948	9.8	22,338	54.8	7,543	6.4	4,045	13.2	75,874	12.3
BIG	3,159	0.7	1,795	4.4	20,558	17.3	1,294	4.3	26,806	4.3

Total net par outstanding	$426,996	100.0%	$40,743	100.0%	$118,756	100.0%	$30,636	100.0%	$617,131	100.0%

        The tables below show the Company's ten largest U.S. public finance and U.S. structured finance and non-U.S. exposures direct and reinsurance exposures by revenue source (stated as a percentage of the Company's total U.S. public finance, U.S. structured finance and non-U.S. net par outstanding) as of December 31, 2011:

Ten Largest U.S. Public Finance Exposures
As of December 31, 2011

	Net Par Outstanding	Percent of Total U.S. Public Finance Net Par Outstanding	Rating
	(dollars in millions)
New Jersey, State of	$4,330	1.1%	A+
California, State of	3,479	0.9	BBB+
New York, City of New York	3,087	0.8	AA
Massachusetts, Commonwealth of	2,981	0.7	AA
New York, State of	2,707	0.7	AA-
Chicago, City of Illinois	2,548	0.6	AA-
Puerto Rico, Commonwealth of	2,323	0.6	BBB-
Miami-Dade County Florida Aviation Authority—Miami International Airport	2,318	0.6	A
Port Authority of New York and New Jersey	2,273	0.6	AA-
Los Angeles California Unified School District	2,164	0.5	AA-

Total of top ten U.S. public finance exposures	$28,210	7.1%

Ten Largest U.S. Structured Finance Exposures
As of December 31, 2011

	Net Par Outstanding	Percent of Total U.S. Structured Finance Net Par Outstanding	Rating
	(dollars in millions)
Fortress Credit Opportunities I, LP.	$1,302	1.4%	AA
Stone Tower Credit Funding	1,254	1.4	AAA
Synthetic Investment Grade Pooled Corporate CDO	1,157	1.3	AAA
Synthetic High Yield Pooled Corporate CDO	975	1.1	AAA
Deutsche Alt-A Securities Mortgage Loan 2007-2	779	0.8	CCC
Synthetic Investment Grade Pooled Corporate CDO	763	0.8	Super Senior
Synthetic Investment Grade Pooled Corporate CDO	754	0.8	Super Senior
Synthetic Investment Grade Pooled Corporate CDO	742	0.8	Super Senior
Synthetic High Yield Pooled Corporate CDO	731	0.8	AAA
Mizuho II Synthetic CDO	716	0.8	A

Total of top ten U.S. structured finance exposures	$9,173	10.0%

 Ten Largest Non-U.S. Exposures
As of December 31, 2011

	Net Par Outstanding	Percent of Total Non-U.S. Net Par Outstanding	Rating
	(dollars in millions)
Quebec Province	$2,224	3.5%	A+
Sydney Airport Finance Company	1,553	2.5	BBB
Thames Water Utility Finance PLC	1,546	2.5	A-
Fortress Credit Investments I	1,009	1.6	AAA
Channel Link Enterprises Finance PLC	908	1.4	BBB
Southern Gas Networks PLC	821	1.3	BBB
International AAA Sovereign Debt Synthetic CDO	821	1.3	AAA
Campania Region—Healthcare receivable	740	1.2	A-
Japan Expressway Holding and Debt Repayment Agency	721	1.1	AA
Societe des Autoroutes du Nord et de l'est de France S.A.	720	1.1	BBB+

Total of top ten non-U.S. exposures	$11,063	17.5%

Financial Guaranty Portfolio by Geographic Area

        The following table sets forth the geographic distribution of the Company's financial guaranty portfolio as of December 31, 2011:

Geographic Distribution of Financial Guaranty Portfolio
as of December 31, 2011

	Net Par Outstanding	Percent of Total Net Par Outstanding
	(dollars in millions)
U.S.:
U.S. Public finance:
California	$57,815	10.4%
New York	33,268	6.0
Pennsylvania	30,656	5.5
Texas	29,922	5.4
Florida	25,664	4.6
Illinois	25,645	4.6
New Jersey	17,071	3.1
Michigan	15,832	2.8
Massachusetts	11,390	2.0
Other states	155,810	27.9

Total U.S. Public finance	403,073	72.3
Structured finance (multiple states)	92,234	16.5

Total U.S.	495,307	88.8
Non-U.S.
United Kingdom	24,202	4.3
Australia	8,356	1.5
Canada	4,186	0.8
France	4,056	0.7
Italy	2,396	0.4
Other	19,545	3.5

Total non-U.S.	62,741	11.2

Total net par outstanding	$558,048	100.0%

Selected European Exposure

        Several European countries are experiencing significant economic, fiscal and / or political strains such that the likelihood of default on obligations with a nexus to those countries may be higher than the Company anticipated when such factors did not exist. The Company is closely monitoring its exposures in European countries where it believes heightened uncertainties exist: specifically, Greece, Hungary, Ireland, Italy, Portugal and Spain (the "Selected European Countries"). The Company selected these European countries based on its view that their credit fundamentals are deteriorating as well as on published reports identifying countries that may be experiencing reduced demand for their sovereign debt in the current environment. See "—Selected European Countries" below for an explanation of the circumstances in each country leading the Company to select that country for further discussion.

Economic Exposure to the Selected European Countries

        The Company's economic exposure to the Selected European Countries (based on par for financial guaranty contracts and notional amount for financial guaranty contracts accounted for as derivatives) is shown in the following tables, both gross and net of ceded reinsurance:

Gross Economic Exposure to Selected European Countries(1)
December 31, 2011

	Greece	Hungary	Ireland	Italy	Portugal	Spain	Total
	(in millions)
Sovereign and sub-sovereign exposure:
Public finance	$407	$—	$—	$1,359	$139	$424	$2,329
Infrastructure finance	—	481	24	351	102	172	1,130

Sub-total	407	481	24	1,710	241	596	3,459
Non-sovereign exposure:
Regulated utilities	—	—	—	238	—	20	258
RMBS	—	269	136	585	—	—	990
Commercial receivables	—	1	28	30	16	24	99
Pooled corporate	35	—	279	313	25	618	1,270

Sub-total	35	270	443	1,166	41	662	2,617

Total	$442	$751	$467	$2,876	$282	$1,258	$6,076

Total BIG	$407	$443	$16	$262	$156	$144	$1,428

 Net Economic Exposure to Selected European Countries(1)
December 31, 2011

	Greece	Hungary	Ireland	Italy	Portugal	Spain	Total
	(in millions)
Sovereign and sub-sovereign exposure:
Public finance	$282	$—	$—	$1,011	$113	$264	$1,670
Infrastructure finance	—	453	24	332	102	169	1,080

Sub-total	282	453	24	1,343	215	433	2,750

Non-sovereign exposure:
Regulated utilities	—	—	—	220	—	20	240
RMBS	—	257	136	516	—	—	909
Commercial receivables	—	1	28	29	15	23	96
Pooled corporate	34	—	241	289	25	550	1,139

Sub-total	34	258	405	1,054	40	593	2,384

Total	$316	$711	$429	$2,397	$255	$1,026	$5,134

Total BIG	$282	$414	$15	$245	$130	$141	$1,227

(1)
While the Company's exposures are shown in U.S. dollars, the obligations the Company insures are in various currencies, including U.S. dollars, Euros and British pounds sterling. Included in both tables above is $136.1 million of reinsurance assumed on a 2004 - 2006 pool of Irish residential mortgages that is part of the Company's legacy mortgage reinsurance business ($171.6 million remaining, including the Irish exposure) and so is not included in the Company's exposure tables elsewhere in this document. One of the residential mortgage-backed securities included in the table above includes residential mortgages in both Italy and Germany, and only the portion of the transaction equal to the portion of the original mortgage pool in Italian mortgages is shown in the tables.

        Included in "Public Finance" in the tables above are $282 million (net of reinsurance) of bonds of the Hellenic Republic of Greece. See "—Results of Operations—Consolidated Results of Operations—Losses in the Insured Portfolio—Other Non-RMBS Losses." The Company has not guaranteed any other sovereign bonds of the Selected European Countries. (The remainder of the "Public Finance Category" is from transactions backed by receivable payments from sub-sovereigns in Italy, Spain and Portugal.)

        The tables above include the par amount of financial guaranty contracts accounted for as derivatives. The Company's credit derivative transactions are governed by ISDA documentation, and the Company is required to make a loss payment on them only upon the occurrence of one or more defined credit events with respect to the referenced securities or loans. For those financial guaranty contracts included in the tables above and accounted for as derivatives, the tables below show their fair value, net of reinsurance:

Fair Value Gain (Loss) of Financial Guaranty Contracts Accounted for as Derivatives,
With Exposure to Selected European Countries, Net of Reinsurance
December 31, 2011

	Greece	Hungary	Ireland	Italy	Portugal	Spain
	(in millions)
Sovereign exposure:
Public finance	$—	$—	$—	$—	$—	$—
Infrastructure finance	—	(2)	(1)	(4)	(4)	(1)

Total sovereign exposure	—	(2)	(1)	(4)	(4)	(1)

Non-sovereign exposure:
Regulated utilities	—	—	—	—	—	—
RMBS	—	(2)	—	—	—	—

Total non-sovereign exposure	—	(2)	—	—	—	—

Total	$—	$(4)	$(1)	$(4)	$(4)	$(1)

        The Company purchases reinsurance in the ordinary course to cover both its financial guaranty insurance and credit derivative exposures. Aside from this type of coverage the Company does not purchase credit default protection to manage the risk in its financial guaranty business. Rather, the Company has reduced its risks by ceding a portion of its business (including its financial guaranty contracts accounted for as derivatives) to third-party reinsurers that are generally required to pay their proportionate share of claims paid by the Company, and the net amounts shown above are net of such third-party reinsurance (reinsurance of financial guaranty contracts accounted for as derivatives is accounted for as a purchased derivative). See Note 12, Reinsurance and Other Monoline Exposures of the Financial Statements and Supplementary Data.

Indirect Exposure to Selected European Countries

        The Company has included in the exposure tables above its indirect economic exposure to the Selected European Countries through insurance it provides on (a) pooled corporate and (b) commercial receivables transactions. The Company considers economic exposure to a Selected European Country to be indirect when that exposure relates to only a small portion of an insured transaction that otherwise is not related to that Selected European Country.

        The Company's pooled corporate obligations are highly diversified in terms of obligors and, except in the case of TruPS CDOs or transactions backed by perpetual preferred securities ("Perps"), highly diversified in terms of industry. Most pooled corporate obligations are structured to limit exposure to any given obligor and any given non-U.S. country or region. The insured pooled corporate transactions generally benefit from embedded credit enhancement which allows a transaction a certain level of losses in the underlying collateral without causing the Company to pay a claim. Some pooled corporate obligations include investments in companies with a nexus to the Selected European Countries.

        The Company's commercial receivable transactions included in the exposure tables above are rail car lease transactions and aircraft lease transactions where some of the lessees have a nexus with the Selected European Countries. Like the pooled corporate transactions, the commercial receivable transactions generally benefit from embedded credit enhancement which allows a transaction a certain level of losses in the underlying collateral without causing the Company to pay a claim.

        The following table shows the Company's indirect economic exposure (net of reinsurance) to the Selected European Countries in pooled corporate obligations and commercial receivable transactions calculated as the percent of the obligation insured by the Company (based on par for financial guaranty contracts and notional amount for financial guaranty contracts accounted for as derivatives) equal to the percent of the relevant collateral pool reported as having a nexus to the Selected European Countries:

Net Indirect Exposure to Selected European Countries
December 31, 2011

	Greece	Hungary	Ireland	Italy	Portugal	Spain	Total
	(dollars in millions)
Pooled Corporate
$ millions	$34	$—	$241	$289	$25	$550	$1,139
Average proportion	2.7%	—%	2.9%	3.2%	1.1%	3.9%	3.3%
Commercial Receivables
$ millions	$—	$1	$28	$29	$15	$23	$96
Average Proportion	—%	4.2%	9.2%	3.5%	2.3%	2.1%	3.3%

Total $ millions	$34	$1	$269	$318	$40	$573	$1,235

        Many primarily U.S. pooled corporate obligations permit investments of up to 10% or 15% (or occasionally 20%) of the pool in non-U.S. (or non-U.S. or -Canadian) collateral. Given the relatively low level of permitted international investments in these transactions and their generally high current credit quality, they are excluded from the table above.

Selected European Countries

        The Company follows and analyzes public information regarding developments in countries to which the Company has exposure, including the Selected European Countries, and utilizes this information to evaluate risks in its financial guaranty portfolio. Because the Company guarantees payments under its financial guaranty contracts, its analysis is focused primarily on the risk of payment defaults by these countries or obligors in these countries. However, dramatic developments with respect to the Selected European Countries would also impact the fair value of insurance contracts accounted for as derivatives and with a nexus to those countries.

        The Hellenic Republic of Greece, recently downgraded on February 27, 2012 by S&P from "CC" to "SD" (selective default) and rated "Ca" by Moody's, has experienced significant weakening of its economic and fiscal situation over the past three years, which in turn has led to multiple downgrades of its credit rating. The Greek authorities are currently in the process of negotiating a debt restructuring with creditors aimed at reducing public debt to 120% of GDP by 2020. The Steering Committee of the Private-Investor Committee for Greece has stated that the relief measures call for voluntary reductions of 53.5% of the notional amount of Greek sovereign debt held by banks and other private creditors. The Company's exposure to Greece consists of a bilateral guaranty of timely interest and principal on Greek sovereign bonds due in 2037 ($214 million net par bullet maturity bearing a fixed interest rate of 4.5%) and 2057 ($68 million net par bullet maturity bearing interest at an inflation-linked 2.085%). The guaranty covers neither accelerated principal nor voluntary exchanges. The Company rates these exposures below investment grade and has projected expected future losses of $42.6 million on them. See "—Results of Operations—Consolidated Results of Operations—Losses in the Insured Portfolio."

        The Republic of Italy was downgraded to "BBB+" from "A" by S&P on January 13, 2012 and is rated "A2" by Moody's. The worsening domestic and global economic climate, high levels of public debt, limited funding availability and pending fiscal consolidation measures have had a negative impact on the Republic of Italy's economic prospects and credit ratings. Yields on Italian debt remain volatile at a time when financing needs are high. The Company's sovereign exposure to Italy depends on payments by Italian governmental sub-sovereigns in connection with infrastructure financings or for services already rendered. The Company internally rates one of the infrastructure transactions ($244 million net par) below investment grade. The Company's non-sovereign Italian exposure is to securities backed by Italian residential mortgages or in one case a government-sponsored water utility. The Company is closely monitoring the ability and willingness of these obligors to make timely payments on their obligations.

        The Republic of Hungary, currently rated "BB+" and "Ba1" by S&P and Moody's, respectively, has been negatively impacted over the past five years by constrained fiscal flexibility and external imbalances, including a current account deficit and large, unhedged foreign currency exposures at the household level (since some households took out mortgages denominated in foreign currencies). In October 2008 Hungary requested and later received financial assistance from the EU and the International Monetary Fund ("IMF"). Hungary again requested financial assistance in November 2011, which is currently under consideration. The Company's sovereign exposure to Hungarian credits includes infrastructure financings dependent on payments by government agencies. The Company rates one of the infrastructure financings ($414 million net par) below investment grade. The Company is closely monitoring developments with respect to the ability and willingness of these entities to meet their payment obligations. The Company's non-sovereign exposure to Hungary comprises primarily covered mortgage bonds issued by Hungarian banks.

        The Kingdom of Spain was downgraded by S&P on January 13, 2012 to "A" from "AA-"and is rated "A1" by Moody's. Spain's financial profile and credit ratings have deteriorated over the past two years, partly as a result of large borrowing needs in the context of a challenging funding environment. The weakening of the country's real estate sector has resulted in the deterioration of the banking system's financial profile, in particular that of the savings and loans. The regional finances are also a source of concern, given the fiscal slippage exhibited by some of the regions. The newly elected Spanish government announced in December that the 2011 budget deficit was at around 8% of GDP in 2011, higher than the target of 6% of GDP. Fiscal consolidation measures are being implemented in an environment of economic contraction and high unemployment. The Company's exposure to Spanish credits includes infrastructure financings dependent on payments by sub-sovereigns and government agencies, financings dependent on lease and other payments by sub-sovereigns and government agencies, and an issuance by a regulated utility. The Company rates one of the infrastructure financings ($141 million net par) below investment grade. The Company is closely monitoring developments with respect to the ability and willingness of these entities to meet their payment obligations.

        The Republic of Portugal was downgraded by S&P on January 13, 2012 to "BB" from "BBB-"and is rated "Ba2" Moody's. Over the past three years, the Republic of Portugal's economy and credit ratings have been adversely affected by fiscal imbalances, high indebtedness and the difficult macroeconomic situation generally facing the countries in the euro area. In order to stabilize its debt position, in April 2011 Portugal requested and subsequently received financial assistance from the EU and the IMF. In return, Portugal agreed to a set of deficit reduction and debt targets. The meeting of these targets will likely represent a significant burden on the Portuguese economy in an environment of decelerating economic activity and volatile bank and sovereign credit markets. The Company's exposure to Portuguese credits includes of infrastructure financings dependent on payments by sub-sovereigns and government agencies and financings dependent on lease payments by sub-sovereigns and government agencies. The Company rates four of these transactions ($130 million aggregate net par) below investment grade. The Company is closely monitoring developments with respect to the ability and willingness of these entities to meet their payment obligations.

        The Republic of Ireland, currently rated "BBB+" and "Ba1" by S&P and Moody's, respectively, has been adversely affected over the past three years by the weakening global economic environment and the need to provide wide-ranging support to its banking sector, which resulted in a rapid deterioration of the country's public finances. In November 2010, the Republic of Ireland applied for and subsequently received a financial assistance package from the EU and the IMF. The package included an allocation to support the Irish banking system. Ireland's fiscal consolidation plan is being implemented in the context of a severe economic contraction and restricted availability of credit. The Company's exposure to Irish credits includes exposure in a pool of infrastructure financings dependent on payments by a sub-sovereigns and mortgage reinsurance on a pool of Irish residential mortgages originated in 2004-2006 left from its legacy mortgage reinsurance business. Only $15 million of the Company's exposure to Ireland is to below investment grade, and it is indirect in non-sovereign pooled corporate transactions.

Identifying Exposure to Selected European Countries

        When the Company directly insures an obligation, it assigns the obligation to a geographic location or locations based on its view of the geographic location of the risk. For most exposure this can be a relatively straight-forward determination as, for example, a debt issue supported by availability payments for a toll road in a particular country. The Company may also assign portions of a risk to more than one geographic location as it has, for example, in a residential mortgage backed security backed by residential mortgage loans in both Germany and Italy. The Company may also have exposures to the Selected European Countries in business assumed from other monoline insurance companies. See Note 12, Reinsurance and Other Monoline Exposures of the Financial Statements and Supplementary Data. In the case of Assumed Business, the Company depends upon geographic information provided by the primary insurer.

        The Company also has indirect exposure to the Selected European Countries through structured finance transactions backed by pools of corporate obligations or receivables, such as lease payments, with a nexus to such countries. In most instances, the trustees and/or servicers for such transactions provide reports that identify the domicile of the underlying obligors in the pool (and the Company relies on such reports), although occasionally such information is not available to the Company. The Company has reviewed transactions through which it believes it may have indirect exposure to the Selected European Countries that is material to the transaction and included in the tables above the proportion of the insured par equal to the proportion of obligors so identified as being domiciled in a Selected European Country. The Company may also have indirect exposures to Selected European Countries in business assumed from other monoline insurance companies. However, in the case of Assumed Business, the primary insurer generally does not provide information to the Company permitting it to geographically allocate the exposure proportionally to the domicile of the underlying obligors.

Financial Guaranty Portfolio by Issue Size

        The Company seeks broad coverage of the market by insuring and reinsuring small and large issues alike. The following table sets forth the distribution of the Company's portfolio as of December 31, 2011 by original size of the Company's exposure:

Public Finance Portfolio by Issue Size

Original Par Amount Per Issue	Number of Issues	Net Par Outstanding	% of Public Finance Net Par Outstanding
	(dollars in millions)
Less than $10 million	20,026	$57,122	12.9%
$10 through $50 million	7,456	134,152	30.3
$50 through $100 million	1,403	79,660	18.0
$100 million to $200 million	637	74,621	16.9
$200 million or greater	338	96,564	21.9

Total	29,860	$442,119	100.0%

Structured Finance Portfolio by Issue Size

Original Par Amount Per Issue	Number of Issues	Net Par Outstanding	% of Structured Finance Net Par Outstanding
	(dollars in millions)
Less than $10 million	296	$209	0.2%
$10 through $50 million	611	9,191	7.9
$50 through $100 million	250	10,869	9.4
$100 million to $200 million	283	25,176	21.7
$200 million or greater	286	70,484	60.8

Total	1,726	$115,929	100.0%

Significant Risk Management Activities

Surveillance Categories

        The Company segregates its insured portfolio into investment grade and BIG surveillance categories to facilitate the appropriate allocation of resources to monitoring and loss mitigation efforts and to aid in establishing the appropriate cycle for periodic review for each exposure. BIG exposures include all exposures with internal credit ratings below BBB-. The Company's internal credit ratings are based on internal assessments of the likelihood of default and loss severity in the event of default. The Company's internal credit ratings are expressed on a ratings scale similar to that used by the rating agencies and generally reflect an approach similar to that employed by the rating agencies.

        The Company monitors its investment grade credits to determine whether any new credits need to be internally downgraded to BIG. The Company refreshes its internal credit ratings on individual credits in quarterly, semi-annual or annual cycles based on the Company's view of the credit's quality, loss potential, volatility and sector. Ratings on credits in sectors identified as under the most stress or with the most potential volatility are reviewed every quarter. The Company's insured credit ratings on assumed credits are based on the Company's reviews of low-rated credits or credits in volatile sectors, unless such information is not available, in which case, the ceding company's credit rating of the transactions are used. For example, the Company models all assumed RMBS credits with par above $1 million, as well as certain RMBS credits below that amount.

        Credits identified as BIG are subjected to further review to determine the probability of a loss (see "—Results of Operations—Consolidated Results of Operations—Losses in the Insured Portfolio" above). Surveillance personnel then assign each BIG transaction to the appropriate BIG surveillance category based upon whether a lifetime loss is expected and whether a claim has been paid. The Company expects "lifetime losses" on a transaction when the Company believes there is more than a 50% chance that, on a present value basis, it will pay more claims over the life of that transaction than it will ultimately have been reimbursed. For surveillance purposes, the Company calculates present value using a constant discount rate of 5%. (A risk free rate is used for recording of reserves for financial statement purposes.) A "liquidity claim" is a claim that the Company expects to be reimbursed within one year.

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

Net Par Outstanding for Below Investment Grade Credits
By Category Below-Investment-Grade Credits

	As of December 31, 2011
	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$8,622	$3,953	$12,575	171	40	211
Category 2	4,214	1,781	5,995	71	33	104
Category 3	7,317	2,327	9,644	126	26	152

Total BIG	$20,153	$8,061	$28,214	368	99	467

	As of December 31, 2010
	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$5,450	$3,241	$8,691	119	31	150
Category 2	5,717	3,457	9,174	98	50	148
Category 3	7,281	1,660	8,941	115	12	127

Total BIG	$18,448	$8,358	$26,806	332	93	425

(1)
Includes FG VIE net par outstanding of $2,704 million as of December 31, 2011and $2,234 million as of December 31, 2010.

(2)
A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making Debt Service payments.

Exposure to Residential Mortgage-Backed Securities

        The tables below provide information on the risk ratings and certain other risk characteristics of the Company's financial guaranty insurance and credit derivative RMBS exposures as of December 31, 2011. U.S. RMBS exposures represent 4% of the total net par outstanding and BIG U.S. RMBS represent 52% of total BIG net par outstanding. The tables presented provide information with respect to the underlying performance indicators of this book of business. Please refer to Note 5, Financial Guaranty Insurance Contracts, of the Financial Statements and Supplementary Data for a discussion of expected losses to be paid on U.S. RMBS exposures.

        Net par outstanding in the following tables are based on values as of December 31, 2011. All performance information such as pool factor, subordination, cumulative losses and delinquency is based on December 31, 2011 information obtained from Intex, Bloomberg, and/or provided by the trustee and may be subject to restatement or correction.

        Pool factor in the following tables is the percentage of the current collateral balance divided by the original collateral balance of the transactions at inception.

        Subordination in the following tables represents the sum of subordinate tranches and overcollateralization, expressed as a percentage of total transaction size and does not include any benefit from excess spread collections that may be used to absorb losses. Many of the closed-end-second lien RMBS transactions insured by the Company have unique structures whereby the collateral may be written down for losses without a corresponding write-down of the obligations insured by the Company. Many of these transactions are currently undercollateralized, with the principal amount of collateral being less than the principal amount of the obligation insured by the Company. The Company is not required to pay principal shortfalls until legal maturity (rather than making timely principal payments), and takes the undercollateralization into account when estimating expected losses for these transactions.

        Cumulative losses in the following tables are defined as net charge-offs on the underlying loan collateral divided by the original collateral balance.

        60+ day delinquencies in the following tables are defined as loans that are greater than 60 days delinquent and all loans that are in foreclosure, bankruptcy or real estate owned divided by current collateral balance.

        U.S. Prime First Lien in the tables below includes primarily prime first lien plus an insignificant amount of other miscellaneous RMBS transactions.

        The Company has not insured or reinsured any U.S. RMBS transactions since June 2008.

Distribution of U.S. RMBS by Internal Rating and Type of Exposure as of December 31, 2011

Ratings:	Prime First Lien	Closed End Second Lien	HELOC	Alt-A First Lien	Option ARM	Subprime First Lien	Net Interest Margin	Total Net Par Outstanding
	(in millions)
AAA	$7	$0	$366	$164	$—	$2,064	$—	$2,601
AA	21	24	213	158	—	1,705	—	2,122
A	2	1	21	11	39	888	—	962
BBB	133	—	11	340	191	552	—	1,228
BIG	576	1,015	3,279	4,655	2,203	2,902	25	14,655

Total exposures	$739	$1,040	$3,890	$5,329	$2,433	$8,111	$25	$21,567

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of December 31, 2011

Year insured:	Prime First Lien	Closed End Second Lien	HELOC	Alt-A First Lien	Option ARM	Subprime First Lien	Net Interest Margin	Total Net Par Outstanding
	(in millions)
2004 and prior	$44	$1	$289	$117	$43	$1,512	$0	$2,007
2005	176	—	879	633	116	238	0	2,042
2006	121	447	1,163	424	556	3,456	0	6,167
2007	398	591	1,559	2,720	1,626	2,809	25	9,727
2008	—	—	—	1,434	93	97	—	1,624

Total exposures	$739	$1,040	$3,890	$5,329	$2,433	$8,111	$25	$21,567

Distribution of U.S. RMBS by Internal Rating and Year Insured as of December 31, 2011

Year insured:	AAA Rated	AA Rated	A Rated	BBB Rated	BIG Rated	Total
	(dollars in millions)
2004 and prior	$1,307	$86	$75	$192	$347	$2,007
2005	179	—	1	117	1,744	2,042
2006	832	1,531	842	281	2,681	6,167
2007	266	371	44	544	8,502	9,727
2008	17	134	—	93	1,381	1,624

Total exposures	$2,601	$2,122	$962	$1,228	$14,655	$21,567

% of total	12.1%	9.8%	4.5%	5.7%	67.9%	100.0%

Distribution of Financial Guaranty Direct U.S. RMBS
Insured January 1, 2005 or Later by Exposure Type, Average Pool Factor, Subordination,
Cumulative Losses and 60+ Day Delinquencies as of December 31, 2011

U.S. Prime First Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$173	40.1%	5.1%	1.5%	10.6%	6
2006	121	58.2	8.5	0.1	17.8	1
2007	398	52.3	8.4	3.9	17.8	1
2008	—	—	—	—	—	—

	$691	50.3%	7.6%	2.7%	16.0%	8

U.S. Closed End Second Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$—	—%	—	—%	—%	—
2006	437	15.3	—	60.7	11.1	2
2007	591	18.5	—	66.3	10.5	10
2008	—	—	—	—	—	—

	$1,028	17.1%	—	63.9%	10.8%	12

U.S. HELOC

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$827	17.6%	2.7%	15.0%	12.8%	6
2006	1,139	28.1	2.5	33.5	10.5	7
2007	1,559	43.2	3.3	29.4	7.6	9
2008	—	—	—	—	—	—

	$3,525	32.3%	2.9%	27.4%	9.7%	22

U.S. Alt-A First Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$631	34.6%	9.8%	5.9%	19.2%	21
2006	424	40.1	0.0	17.4	37.7	7
2007	2,720	51.5	4.7	12.6	33.9	12
2008	1,434	48.3	22.3	12.5	30.7	5

	$5,209	47.6%	9.8%	12.2%	31.5%	45

U.S. Option ARMs

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$107	24.8%	6.7%	9.7%	36.8%	4
2006	550	47.9	2.2	14.7	53.9	7
2007	1,626	51.4	3.5	16.0	40.7	11
2008	93	54.3	49.2	10.9	37.1	1

	$2,375	49.5%	5.1%	15.2%	43.4%	23

U.S. Subprime First Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$227	40.1%	29.4%	5.4%	35.3%	4
2006	3,449	22.4	61.8	16.3	37.7	4
2007	2,809	52.5	22.3	18.2	46.9	13
2008	81	64.9	27.5	12.8	30.3	1

	$6,565	36.4%	43.4%	16.7%	41.5%	22

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

        In addition to assumed and ceded reinsurance arrangements, the company may also have exposure to some financial guaranty reinsurers (i.e. monolines) in other areas. Second-to-pay insured par outstanding represents transactions the Company has insured that were previously insured by other monolines. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary insurer. Another area of exposure is in the investment portfolio where the Company holds fixed maturity securities that are wrapped by monolines and whose value may decline based on the rating of the monoline. At December 31, 2011, based on fair value, the Company had $770.3 million of fixed maturity securities in its investment portfolio wrapped by National Public Finance Guarantee Corporation, $568.8 million by Ambac and $49.2 million by other guarantors.

Exposure by Reinsurer

	Ratings at February 22, 2012		Par Outstanding as of December 31, 2011
Reinsurer	Moody's Reinsurer Rating	S&P Reinsurer Rating	Ceded Par Outstanding(4)	Second-to-Pay Insured Par Outstanding	Assumed Par Outstanding
	(dollars in millions)
Radian(1)	Ba1	B+	$19,310	$50	$—
Tokio Marine & Nichido Fire Insurance Co., Ltd.	Aa1(2)	AA-(2)	16,345	—	934
American Overseas Reinsurance Company Limited(3)	WR(5)	WR	11,444	—	24
Syncora Guarantee Inc.	Ca	WR	4,222	2,171	217
Mitsui Sumitomo Insurance Co. Ltd.	A1	A+	2,407	—	—
ACA Financial Guaranty Corp	NR	WR	855	12	2
Swiss Reinsurance Co.	A1	AA-	505	—	—
Ambac	WR	WR	87	7,491	22,680
CIFG Assurance North America Inc	WR	WR	69	258	6,561
MBIA Inc.	(6)	(6)	27	11,549	10,422
Financial Guaranty Insurance Co.	WR	WR	—	3,857	2,138
Other	Various	Various	1,023	1,992	96

Total			$56,294	$27,380	$43,074

(1)
The Company entered into an agreement with Radian on January 24, 2012. See "—Executive Summary—Business Overview—New Business Development."

(2)
The Company has structural collateral agreements satisfying the triple-A credit requirement of S&P and/or Moody's.

(3)
Formerly RAM Reinsurance Company Ltd.

(4)
Includes $5,438 million in ceded par outstanding related to insured credit derivatives.

(5)
Represents "Withdrawn Rating."

(6)
MBIA Inc. includes various subsidiaries which are rated BBB to B by S&P and Baa2, B3, WR and NR by Moody's.

Ceded Par Outstanding by Reinsurer and Credit Rating
As of December 31, 2011

	Internal Credit Rating
Reinsurer	Super Senior	AAA	AA	A	BBB	BIG	Total
	(in millions)
Radian.	$93	$892	$7,490	$7,805	$2,627	$403	$19,310
Tokio Marine & Nichido Fire Insurance Co., Ltd.	361	1,540	4,673	6,037	2,941	793	16,345
American Overseas Reinsurance Company Limited	265	1,657	4,049	3,262	1,642	569	11,444
Syncora Guarantee Inc.	—	—	287	962	2,330	643	4,222
Mitsui Sumitomo Insurance Co. Ltd.	8	171	825	917	404	82	2,407
ACA Financial Guaranty Corp	—	—	483	329	43	—	855
Swiss Reinsurance Co.		9	3	320	98	75	505
Ambac	—	—	—	87	—	—	87
CIFG Assurance North America Inc.	—	—	—	—	—	69	69
MBIA Inc.	—	—	27	—	—	—	27
Other	—	—	119	819	85	—	1,023

Total	$727	$4,269	$17,956	$20,538	$10,170	$2,634	$56,294

        In accordance with statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. All of the unauthorized reinsurers in the table above post collateral for the benefit of the Company in an amount equal to at least the sum of their ceded unearned premium reserve, loss reserves and contingency reserves all calculated on a statutory basis of accounting. CIFG Assurance North America Inc. and Radian are authorized reinsurers. Their collateral equals or exceeds their ceded statutory loss reserves. Collateral may be in the form of letters of credit or trust accounts. The total collateral posted by all non-affiliated reinsurers as of December 31, 2011 is exceeds $1 billion.

Second-to-Pay
Insured Par Outstanding by Internal Rating
As of December 31, 2011(1)

	Public Finance					Structured Finance
	AAA	AA	A	BBB	BIG	Super Senior	AAA	AA	A	BBB	BIG	Total
	(in millions)
Radian	$—	$—	$13	$22	$14	$—	$1	$—	$—	$—	$—	$50
Syncora Guarantee Inc.	—	25	384	749	328	—	205	134	12	93	241	2,171
ACA Financial Guaranty Corp	—	8	—	4	—	—	—	—	—	—	—	12
Ambac	—	1,741	3,453	1,123	335	—	99	69	256	83	332	7,491
CIFG Assurance North America Inc.	—	11	69	133	45	—	—	—	—	—	—	258
MBIA Inc.	66	3,053	4,603	1,893	8	—	—	1,389	54	460	23	11,549
Financial Guaranty Insurance Co	—	154	1,251	570	355	476	728	—	254	8	61	3,857
Other	—	—	1,992	—	—	—	—	—	—	—	—	1,992

Total	$66	$4,992	$11,765	$4,494	$1,085	$476	$1,033	$1,592	$576	$644	$657	$27,380

(1)
Assured Guaranty's internal rating.

Liquidity and Capital Resources

Liquidity Requirements and Sources

AGL and its Holding Company Subsidiaries

        AGL and its holding company subsidiaries' liquidity is largely dependent on its operating results and its access to external financing. Liquidity requirements include the payment of operating expenses, interest on debt of AGUS and AGMH and dividends on common shares. AGL and its holding company subsidiaries may also require liquidity to make periodic capital investments in its operating subsidiaries. In the ordinary course of business, the Company evaluates its liquidity needs and capital resources in light of holding company expenses and dividend policy, as well as rating agency considerations. The Company maintains a balance of its most liquid assets including cash and short term securities, Treasuries, agency RMBS and pre-refunded municipal bonds equal to 1.5 times its projected operating company cash flow needs over the next four quarters. The Company also subjects its cash flow projections and its assets to a stress test maintaining a liquid asset balance of one time its stressed operating company net cash flows. Management believes that AGL will have sufficient liquidity to satisfy its needs over the next twelve months, including the ability to pay dividends on AGL common shares. See "—Insurance Company Regulatory Restrictions" below for a discussion of dividend restrictions. In addition, under the terms of the purchase agreement under which AGMH was acquired, AGM is subject to a dividend restriction until July 1, 2012.

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

AGL and Holding Company Subsidiaries
Significant Cash Flow Items

	Year Ended December 31,
	2011	2010	2009(1)
	(in millions)
Net proceeds from issuance of common shares	$—	$—	$1,022.8
Net proceeds from issuance of equity units	—	—	167.3
Capital contributions to subsidiaries	—	—	(556.7)
Dividends and return of capital from subsidiaries	166.0	124.0	72.1
Dividends paid	(33.0)	(33.2)	(22.8)
Repurchases of common shares	(23.3)	(10.5)	(3.7)
Interest paid	(84.3)	(84.3)	(53.0)

(1)
Since July 1, 2009, amounts include AGMH.

Insurance Company Subsidiaries

        Liquidity of the insurance company subsidiaries is primarily used to pay (1) operating expenses, (2) claims, including payment obligations in respect of credit derivatives, (3) collateral postings in connection with credit derivatives and reinsurance transactions, (4) reinsurance premiums, (5) dividends to AGUS and AGMH for debt service and dividends to AGL, and (6) where appropriate, to make capital investments in their own subsidiaries. Management believes that its subsidiaries' liquidity needs for the next twelve months can be met from current cash, short-term investments and operating cash flow, including premium collections and coupon payments as well as scheduled maturities and paydowns from their respective investment portfolios. The Company intends to hold and has the ability to hold temporarily impaired debt securities until the date of anticipated recovery.

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

        The Company also has outstanding exposures to certain infrastructure transactions in its insured portfolio that may expose it to refinancing risk. These transactions were entered into assuming they could be refinanced in the market prior to the expiration of the Company's financial guaranty policy. Due to market dislocation and increased credit spreads the Company may have to participate in these refinancings and then recover its payment from revenues produced by the transaction. The Company generally projects that in most scenarios it will be fully reimbursed for such payments. The projected inflows and outflows are included in the Company's "Financial Guaranty Insurance BIG Transaction Loss Summary" table in Note 5, Financial Guaranty Insurance Contracts.

        Payments made in settlement of the Company's obligations arising from its insured portfolio may, and often do, vary significantly from year-to-year, depending primarily on the frequency and severity of payment defaults and whether the Company chooses to accelerate its payment obligations in order to mitigate future losses.

Claims Paid

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Claims paid, net	$1,142.0	$1,120.8	$771.3
R&W recoveries(1)	(1,059.4)	(189.1)	(83.6)

Claims paid, net(2)	$82.6	$931.7	$687.7

(1)
Includes recoveries under the Bank of America Agreement.

(2)
Includes $108.1 million and $143.4 million for consolidated FG VIEs for 2011 and 2010, respectively.

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

  •
  Synthetic CDOs:  In the case of pooled corporate synthetic CDOs, where the Company's credit exposure was typically set at "super senior" levels at inception, the Company is exposed to credit losses of a synthetic pool of corporate obligors following the exhaustion of a deductible. In these transactions, losses are typically calculated using ISDA cash settlement mechanics. As a result, the Company's exposures to the individual corporate obligors within any synthetic transaction are constrained by the New York Insurance Law single risk limits. In these transactions, the credit events giving rise to a payment obligation are generally (a) the reference entity's bankruptcy; (b) failure by the reference entity to pay its debt obligations; and (c) in certain transactions, the restructuring of the reference entity's debt obligations. The Company generally would not be required to make a payment until aggregate credit losses exceed the designated deductible threshold and only as each incremental default occurs. Once the deductible is exhausted, each further credit event would give rise to cash settlements.

Pooled Corporate CDS

	As of December 31, 2011		As of December 31, 2010
	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
Funded CDOs	$43,631	71%	$56,779	71%
Synthetic CDOs	17,442	29	23,154	29

Total pooled corporate CDS	$61,073	100%	$79,933	100%

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

        Under Maryland's insurance law, AGC may pay dividends out of earned surplus in any twelve-month period in an aggregate amount not exceeding the lesser of (a) 10% of policyholders' surplus or (b) net investment income at the preceding December 31 (including net investment income that has not already been paid out as dividends for the three calendar years prior to the preceding calendar year) without prior approval of the Maryland Commissioner of Insurance. As of December 31, 2011, the amount available for distribution from AGC during 2012 with notice to, but without prior approval of, the Maryland Commissioner was approximately $102.1 million.

        Under the New York Insurance Law, AGM may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by AGM during the preceding 12 months, the dividends do not exceed the lesser of (a) 10% of policyholders' surplus as of its last statement filed with the Superintendent of Insurance of the State of New York (the "New York Superintendent") or (b) adjusted net investment income (net investment income at the preceding December 31 plus net investment income that has not already been paid out as dividends for the three calendar years prior to the preceding calendar year) during this period. Based on AGM's statutory statements for the year ended December 31, 2011, the maximum amount available for payment of dividends by AGM without regulatory approval over the 12 months following December 31, 2011 was approximately $120.9 million. In connection with Assured Guaranty's acquisition of AGMH, Assured Guaranty agreed with Dexia that, until July 1, 2012, AGM will not pay dividends in excess of 125% of AGMH's annual debt service. Until this covenant is no longer in effect, it constitutes a limitation on AGM's ability to pay dividends that is more restrictive than the statutory limitation.

        The amount available at AG Re to pay dividends or make a distribution of contributed surplus in 2012 in compliance with Bermuda law is approximately $845 million. However, any distribution that results in a reduction of 15% ($193.6 million as of December 31, 2011) or more of AG Re's total statutory capital, as set out in its previous years' financial statements, would require the prior approval of the Bermuda Monetary Authority. Dividends are limited by requirements that the subject company must at all times (i) maintain the minimum solvency margin and the Company's applicable enhanced capital requirements required under the Insurance Act of 1978 and (ii) have relevant assets in an amount at least equal to 75% of relevant liabilities, both as defined under the Insurance Act of 1978. AG Re, as a Class 3B insurer, is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the Authority an affidavit stating that it will continue to meet the required margins.

Cash Flows

Cash Flow Summary

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Net cash flows provided by (used in) operating activities	$675.6	$129.2	$279.2
Net cash flows provided by (used in) investing activities	561.3	653.3	(1,397.2)
Net cash flows provided by (used in) financing activities	(1,132.9)	(717.4)	1,148.6
Effect of exchange rate changes	2.1	(0.8)	1.2
Cash at beginning of period	108.4	44.1	12.3

Total cash at the end of the period	$214.5	$108.4	$44.1

        Operating cash flows in 2011 and 2010 include cash flows from FG VIEs. Claims paid on consolidated FG VIEs are presented in the consolidated cash flow statements as paydowns on FG VIE liabilities in financing activities as opposed to operating activities. Excluding consolidated FG VIEs the increase in operating cash flows was mainly due to the cash proceeds received under the Bank of America Agreement.

        Operating cash flows in 2010 include a full year of AGMH activity compared to only six months in 2009 as well as net cash inflows for consolidated VIEs. Excluding consolidated VIEs, the decrease in operating cash flows in 2010 was due primarily to higher outflows for net paid losses, interest, other expenses and taxes, offset in part by premium on financial guaranty and credit derivatives. Interest payments were $91.6 million in 2011 compared to $92.2 million in 2010 and $56.4 million in 2009. Taxes paid were $33.5 million in 2010 compared to $39.2 million in 2010 and $27.8 million in 2009. Net premiums and credit derivative inflows increased in 2010 due to the inclusion of a full year of AGMH activity.

        Investing activities were primarily net sales (purchases) of fixed maturity and short-term investment securities. Investing cash flows in 2011 and 2010 include $760.4 million inflow and $424.0 million inflow for FG VIEs, respectively. The 2009 investing cash outflows was due primarily to the cost of the AGMH Acquisition of $546.0 million, net of cash acquired of $87.0 million, purchases of fixed maturity securities with the cash generated from common share and equity units offerings and positive cash flows from operating activities.

        Financing activities consisted primarily of paydowns of FG VIEs. Financing cash flows in 2011 and 2010 include $1,053.3 million outflow and $650.9 million outflow for FG VIEs, respectively. Financing inflows in 2009 resulted primarily from net cash proceeds from common share and equity units offerings.

        On August 4, 2010, the Company's Board of Directors approved a share repurchase program for up to 2.0 million common shares. In August 2011, the Company paid $23.3 million to repurchase 2.0 million common shares. On November 14, 2011, the Company's Board of Directors approved a new share repurchase program, for up to 5.0 million common shares, to replace the prior program. Share repurchases will take place at management's discretion depending on market conditions. No shares were repurchased in 2011 under the program approved in 2011.

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

        Rent expense was $10.7 million in 2011, $11.4 million in 2010 and $10.6 million in 2009.

  Long-Term Debt Obligations

        The principal and carrying values of the Company's long-term debt issued by AGUS and AGMH were as follows:

Principal and Carrying Amounts of Debt

	As of December 31, 2011		As of December 31, 2010
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS:
7.0% Senior Notes	$200.0	$197.6	$200.0	$197.6
8.50% Senior Notes	172.5	172.0	172.5	171.0
Series A Enhanced Junior Subordinated Debentures	150.0	149.9	150.0	149.8

Total AGUS	522.5	519.5	522.5	518.4
AGMH(1):
6 7/8% QUIBS	100.0	67.4	100.0	67.0
6.25% Notes	230.0	136.0	230.0	135.0
5.60% Notes	100.0	53.5	100.0	53.0
Junior Subordinated Debentures	300.0	158.2	300.0	152.5

Total AGMH	730.0	415.1	730.0	407.5

AGM(1):
Notes Payable	97.1	103.7	119.3	127.0

Total AGM	97.1	103.7	119.3	127.0

Total	$1,349.6	$1,038.3	$1,371.8	$1,052.9

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

        8.50% Senior Notes.    On June 24, 2009, AGL issued 3,450,000 equity units for net proceeds of approximately $166.8 million in a registered public offering. The net proceeds of the offering were used to pay a portion of the consideration for the AGMH Acquisition. Each equity unit consists of (i) a forward purchase contract and (ii) a 5% undivided beneficial ownership interest in $1,000 principal amount 8.50% senior notes due 2014 issued by AGUS. Under the purchase contract, holders are required to purchase, and AGL is required to issue, between 3.8685 and 4.5455 of AGL common shares for $50 no later than June 1, 2012. The actual number of shares purchased will be based on the average closing price of the common shares over a 20-trading day period ending three trading days prior to June 1, 2012. More specifically, if the average closing price per share for the relevant period (the "Applicable Market Value") is equal to or exceeds $12.93, the settlement rate will be 3.8685 shares. If the Applicable Market Value is less than or equal to $11.00, the settlement rate will be 4.5455 shares, and if it is between $11.00 and $12.93, the settlement rate will be equal to the quotient of $50.00 and the Applicable Market Value. The notes are pledged by the holders of the equity units to a collateral agent to secure their obligations under the purchase contracts. Interest on the notes is payable, initially, quarterly at the rate of 8.50% per year. The notes are subject to a mandatory remarketing between December 1, 2011 and May 1, 2012 (or, if not remarketed during such period, during a designated three business day period in May 2012). In the remarketing, the interest rate on the notes will be reset and certain other terms of the notes may be modified, including to extend the maturity date, to change the redemption rights (as long as there will be at least two years between the reset date and any new redemption date) and to add interest deferral provisions. If the notes are not successfully remarketed, the interest rate on the notes will not be reset and holders of all notes will have the right to put their notes to the Company on the purchase contract settlement date at a put price equal to $1,000 per note ($50 per equity unit) plus accrued and unpaid interest. The notes are redeemable at AGUS' option, in whole but not in part, upon the occurrence and continuation of certain events at any time prior to the earlier of the date of a successful remarketing and the purchase contract settlement date. The aggregate redemption amount for the notes is equal to an amount that would permit the collateral agent to purchase a portfolio of U.S. Treasury securities sufficient to pay the principal amount of the notes and all scheduled interest payment dates that occur after the special event redemption date to, and including the purchase contract settlement date; provided that the aggregate redemption amount may not be less than the principal amount of the notes. Other than in connection with certain specified tax events or specified events related to changes in the accounting treatment of the purchase contracts or equity units, the notes may not be redeemed by AGUS prior to June 1, 2014.

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

        Debt Issued by AGM

        Notes Payable represent debt, issued by special purpose entities consolidated by AGM, to the Financial Products Companies transferred to Dexia Holdings prior to the AGMH Acquisition. The funds borrowed were used to finance the purchase of the underlying obligations of AGM-insured obligations which had breached triggers allowing AGM to exercise its right to accelerate payment of a claim in order to mitigate loss. The assets purchased are classified as assets acquired in refinancing transactions and recorded in "other invested assets." The term of the notes payable matches the terms of the assets.

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

        AIG International Group, Inc. is one entity that has acted as equity payment undertaker in a number of transactions in which AGM acted as strip coverage provider. AIG was downgraded in the third quarter of 2008 and AGM was downgraded by Moody's in the fourth quarter of 2008. As a result of those downgrades, as of December 31, 2011, 45 leveraged lease transactions in which AGM acts as strip coverage provider were breaching either a ratings trigger related to AIG or a ratings trigger related to AGM. For such 45 leveraged lease transactions, if early termination of the leases were to occur and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $1.0 billion as of December 31, 2011. S&P's downgrade of AGM to AA- in November 2011 did not have an additional impact on the transactions. However, if AGM were downgraded to A+ by S&P or A1 by Moody's, as of December 31, 2011, another 26 leveraged lease transactions in which AGM acts as strip coverage provider would be affected. For such 26 leveraged lease transactions, if early termination of the leases were to occur and the tax exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of an additional approximately $992 million as of December 31, 2011. To date, none of the leveraged lease transactions which involve AGM has experienced an early termination due to a lease default and a claim on the AGM guaranty. It is difficult to determine the probability that the Company will have to pay strip provider claims or the likely aggregate amount of such claims. At December 31, 2011, approximately $593 million of cumulative strip par exposure had been terminated on a consensual basis. The consensual terminations have resulted in no claims on AGM.

        On July 1, 2009, AGM and DCL, acting through its New York Branch ("Dexia Crédit Local (NY)"), entered into a credit facility (the "Strip Coverage Facility"). Under the Strip Coverage Facility, Dexia Crédit Local (NY) agreed to make loans to AGM to finance all draws made by lessors on AGM strip policies that were outstanding as of November 13, 2008, up to the commitment amount. The commitment amount of the Strip Coverage Facility was $1 billion at closing of the AGMH Acquisition but is scheduled to amortize over time. As of December 31, 2011, the maximum commitment amount of the Strip Coverage Facility has amortized to $980.5 million. It may also be reduced in 2014 to $750 million, if AGM does not have a specified consolidated net worth at that time.

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

        The Strip Coverage Facility's financial covenants require that AGM and its subsidiaries maintain a maximum debt-to-capital ratio of 30% and maintain a minimum net worth of 75% of consolidated net worth as of July 1, 2009, plus, starting July 1, 2014, 25% of the aggregate consolidated net income (or loss) for the period beginning July 1, 2009 and ending on June 30, 2014 or, if the commitment amount has been reduced to $750 million as described above, zero. As of December 31, 2011 the Company is in compliance with all financial covenants founder the Strip Coverage Facility.

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

        As of December 31, 2011, no amounts were outstanding under this facility, nor have there been any borrowings during the life of this facility.

        2006 Credit Facility

        On November 6, 2006, AGL and certain of its subsidiaries entered into a $300.0 million five-year unsecured revolving credit facility (the "2006 Credit Facility") with a syndicate of banks. Under the 2006 Credit Facility, each of AGC, Assured Guaranty (UK) Ltd., AG Re, Assured Guaranty Re Overseas Ltd. ("AGRO") and AGL was entitled to request the banks to make loans to such borrower or to request that letters of credit be issued for the account of such borrower.

        The 2006 Credit Facility expired on November 6, 2011. The Company has determined it has sufficient liquidity and has decided not to enter into a new revolving credit facility at this time. The Company had never borrowed under the 2006 Credit Facility.

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

        As of December 31, 2011, no amounts were outstanding under this facility nor have there been any borrowings during the life of this facility.

  AGM Credit Facility

        On April 30, 2005, AGM entered into a limited recourse credit facility ("AGM Credit Facility") with a syndicate of international banks which provided up to $297.5 million for the payment of losses in respect of the covered portfolio. AGM terminated the AGM Credit Facility in December 2011. There were no borrowings under the AGM Credit Facility during its life. The AGM Credit Facility has been replaced, effective as of January 1, 2012, with a new $435 million excess of loss reinsurance facility for the benefit of AGM and AGC. See Note 12, Reinsurance and Other Monoline Exposures, of the Financial Statements and Supplementary Data.

  Letters of Credit

        AGC entered into a letter of credit agreement in December 2011 with Bank of New York Mellon totaling approximately $2.9 million in connection with a 2008 lease for office space, which space was subsequently sublet. This agreement replaces a previous letter of credit for $2.9 million with Royal Bank of Scotland which was terminated in December 2011. The previous letter of credit was outstanding as of December 31, 2010 and the current letter of credit was outstanding as of December 31, 2011.

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

        The Put Agreements have no scheduled termination date or maturity. However, each Put Agreement will terminate if (subject to certain grace periods) (1) AGC fails to pay the put premium as required, (2) AGC elects to have the AGC Preferred Stock bear a fixed rate dividend (a "Fixed Rate Distribution Event"), (3) AGC fails to pay dividends on the AGC Preferred Stock, or the Custodial Trust's fees and expenses for the related period, (4) AGC fails to pay the redemption price of the AGC Preferred Stock, (5) the face amount of a Custodial Trust's CCS Securities is less than $20 million, (6) AGC terminates the Put Agreement, or (7) a decree of judicial dissolution of the Custodial Trust is entered. If, as a result of AGC's failure to pay the put premium, the Custodial Trust is liquidated, AGC will be required to pay a termination payment, which will in turn be distributed to the holders of the AGC CCS Securities. The termination payment will be at a rate equal to 1.10% per annum of the amount invested in Eligible Assets calculated from the date of the failure to pay the put premium through the end of the applicable period. As of December 31, 2011 the put option had not been exercised.

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

  The AGM CPS Securities

        In June 2003, $200.0 million of AGM CPS Securities, money market preferred trust securities, were issued by trusts created for the primary purpose of issuing the AGM CPS Securities, investing the proceeds in high-quality commercial paper and selling put options to AGM, allowing AGM to issue the trusts noncumulative redeemable perpetual preferred stock (the "AGM Preferred Stock") of AGM in exchange for cash. There are four trusts each with an initial aggregate face amount of $50 million. These trusts hold auctions every 28 days at which time investors submit bid orders to purchase AGM CPS Securities. If AGM were to exercise a put option, the applicable trust would transfer the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, to AGM in exchange for Preferred Stock of AGM. AGM pays a floating put premium to the trusts, which represents the difference between the commercial paper yield and the winning auction rate (plus all fees and expenses of the trust). If any auction does not attract sufficient clearing bids, however, the auction rate is subject to a maximum rate of 200 basis points above LIBOR for the next succeeding distribution period. Beginning in August 2007, the AGM CPS Securities required the maximum rate for each of the relevant trusts. AGM continues to have the ability to exercise its put option and cause the related trusts to purchase AGM Preferred Stock. The trusts provide AGM access to new capital at its sole discretion through the exercise of the put options. The Company does not consider itself to be the primary beneficiary of the trusts. As of December 31, 2011 the put option had not been exercised.

  Contractual Obligations

        The following table summarizes the Company's contractual obligations as of December 31, 2011:

	As of December 31, 2011
	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
	(in millions)
Long-term debt:
7.0% Senior Notes(1)	$14.0	$28.0	$28.0	$443.5	$513.5
8.50% Senior Notes(1)	14.7	193.3	—	—	208.0
Series A Enhanced Junior Subordinated Debentures(1)	9.6	19.2	19.2	629.8	677.8
6 7/8% QUIBS(1)	6.9	13.8	13.8	684.5	719.0
6.25% Notes(1)	14.4	28.8	28.8	1,464.7	1,536.7
5.60% Notes (1)	5.6	11.2	11.2	584.9	612.9
Junior Subordinated Debentures(1)	19.2	38.4	38.4	1,259.8	1,355.8
Notes Payable(1)	37.2	40.7	18.3	21.8	118.0
Operating lease obligations(2)	15.7	22.6	15.7	73.9	127.9
Financial guaranty claim payments(3)	1,508.4	778.2	6.2	1,848.6	4,141.4
Other compensation plans(4)	5.6	3.3	1.6	—	10.5

Total	$1,651.3	$1,177.5	$181.2	$7,011.5	$10,021.5

(1)
Principal and interest. See also Note 15, Long-Term Debt and Credit Facilities, of the Financial Statements and Supplementary Data.

(2)
Operating lease obligations exclude escalations in building operating costs and real estate taxes.

(3)
Financial guaranty claim payments represent undiscounted expected cash outflows under direct and assumed financial guaranty contracts whether accounted for as insurance or credit derivatives, including claim payments under contracts in consolidated FG VIEs. The amounts presented are not reduced for cessions under reinsurance contracts. Amounts include any benefit anticipated from excess spreads within the contracts but do not reflect any benefit for recoveries under breaches of R&W.

(4)
Except for $4.2 million contractually payable in less than 1 year, certain obligations included above will be reduced if employees voluntarily terminate. Amount excludes approximately $30.0 million of liabilities under various supplemental retirement plans, which are fair valued and payable at the time of termination of employment by either employer or employee. Amount also excludes approximately $19.5 million of liabilities under AGL 2004 long term incentive plan, which are fair valued and payable at the time of termination of employment by either employer or employee with change of control. Given the nature of these awards, we are unable to determine the year in which they will be paid.

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

Fixed Maturity Securities and Short-Term Investments

        The Company's fixed maturity securities and short-term investments had a duration of 4.7 years as of December 31, 2011, compared with 5.0 years as of December 31, 2010. The Company's fixed maturity securities are designated as available-for-sale. Fixed maturity securities are reported at their fair value, and the change in fair value is reported as part of AOCI except for the credit component of the unrealized loss for securities deemed to be OTTI. If management believes the decline in fair value is "other-than-temporary," the Company writes down the carrying value of the investment and records a realized loss in the consolidated statements of operations for an amount equal to the credit component of the unrealized loss. For additional information, see Note 9, Investments, of the Financial Statements and Supplementary Data.

        Fair value of fixed maturity securities is based upon market prices provided by either independent pricing services or, when such prices are not available, by reference to broker or underwriter bid indications. The Company's fixed maturity and short term portfolio is primarily invested in publicly traded securities. For more information about the Investment Portfolio and a detailed description of the Company's valuation of investments see Note 9, Investments, of the Financial Statements and Supplementary Data.

Fixed Maturity Securities and Short Term Investments
by Security Type

	As of December 31, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in millions)
Fixed maturity securities:
U.S. government and agencies	$850.2	$72.3	$(0.1)	$922.4
Obligations of state and political subdivisions	5,097.3	358.6	(0.5)	5,455.4
Corporate securities	989.0	51.8	(2.4)	1,038.4
Mortgage-backed securities(1):
RMBS	1,454.3	63.9	(90.3)	1,427.9
CMBS	475.6	24.4	—	500.0
Asset-backed securities	439.5	37.7	(19.1)	458.1
Foreign government securities	332.6	13.3	(6.2)	339.7

Total fixed maturity securities	9,638.5	622.0	(118.6)	10,141.9
Short-term investments	734.0	—	—	734.0

Total fixed maturity and short-term investments	$10,372.5	$622.0	$(118.6)	$10,875.9

	As of December 31, 2010
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in millions)
Fixed maturity securities:
U.S. government and agencies	$1,000.3	$48.3	$(0.4)	$1,048.2
Obligations of state and political subdivisions	4,922.0	99.9	(62.0)	4,959.9
Corporate securities	980.1	25.2	(12.8)	992.5
Mortgage-backed securities(1):
RMBS	1,158.9	56.5	(44.3)	1,171.1
CMBS	365.7	14.8	(1.4)	379.1
Asset-backed securities	498.2	9.9	(5.2)	502.9
Foreign government securities	349.5	5.3	(6.2)	348.6

Total fixed maturity securities	9,274.7	259.9	(132.3)	9,402.3
Short-term investments	1,055.3	0.3	—	1,055.6

Total fixed maturity and short-term investments	$10,330.0	$260.2	$(132.3)	$10,457.9

(1)
The Company's total percentage of mortgage-backed securities that were government-agency obligations was approximately 66% as of December 31, 2011 and 64% as of December 31, 2010. Excluding loss mitigation purchases, government-agency obligations as a percentage of mortgage-backed securities were 71% as of December 31, 2011 and 69% as of December 31, 2010.

        The following tables summarize, for all fixed maturity securities in an unrealized loss position as of December 31, 2011 and 2010, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed Maturity Securities
Gross Unrealized Loss by Length of Time

	As of December 31, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
U.S. government and agencies	$3.8	$(0.1)	$—	$—	$3.8	$(0.1)
Obligations of state and political subdivisions	17.0	(0.0)	20.6	(0.5)	37.6	(0.5)
Corporate securities	79.9	(2.3)	3.1	(0.1)	83.0	(2.4)
Mortgage-backed securities:
RMBS	186.6	(68.2)	36.5	(22.1)	223.1	(90.3)
CMBS	2.8	(0.0)	—	—	2.8	(0.0)
Asset-backed securities	—	—	25.7	(19.1)	25.7	(19.1)
Foreign government securities	141.4	(6.2)	—	—	141.4	(6.2)

Total	$431.5	$(76.8)	$85.9	$(41.8)	$517.4	$(118.6)

Number of securities		72		54		126

Number of securities with OTTI		6		4		10

	As of December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
U.S. government and agencies	$20.5	$(0.4)	$—	$—	$20.5	$(0.4)
Obligations of state and political subdivisions	1,694.5	(58.9)	23.5	(3.1)	1,718.0	(62.0)
Corporate securities	403.6	(12.8)	—	—	403.6	(12.8)
Mortgage-backed securities:
RMBS	143.4	(32.1)	37.3	(12.2)	180.7	(44.3)
CMBS	92.6	(1.4)	—	—	92.6	(1.4)
Asset-backed securities	228.3	(5.1)	2.3	(0.1)	230.6	(5.2)
Foreign government securities	245.3	(6.2)	—	—	245.3	(6.2)

Total	$2,828.2	$(116.9)	$63.1	$(15.4)	$2,891.3	$(132.3)

Number of securities		405		18		423

Number of securities with OTTI		10		3		13

        The $13.7 million decrease in gross unrealized losses was primarily due to a decrease of unrealized losses attributable to municipal securities offset by increases in gross unrealized losses attributable to RMBS and asset-backed securities. Of the securities in an unrealized loss position for 12 months or more as of December 31, 2011, 10 securities had an unrealized loss greater than 10% of book value. The total unrealized loss for these securities as of December 31, 2011 was $40.8 million. The Company has determined that the unrealized losses recorded as of December 31, 2011 are yield related and not the result of other-than-temporary impairments.

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

        The amortized cost and estimated fair value of the Company's available-for-sale fixed maturity securities as of December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed Maturity Securities by Contractual Maturity

	As of December 31, 2011
	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$391.3	$391.1
Due after one year through five years	1,543.0	1,599.6
Due after five years through 10 years	2,372.2	2,592.0
Due after 10 years	3,402.1	3,631.3
Mortgage-backed securities:
RMBS	1,454.3	1,427.9
CMBS	475.6	500.0

Total	$9,638.5	$10,141.9

        The following table summarizes the ratings distributions of the Company's investment portfolio as of December 31, 2011 and December 31, 2010. Ratings reflect the lower of the Moody's and S&P classifications, except for bonds purchased for loss mitigation or risk management strategies, which use Assured Guaranty's internal ratings classifications.

Distribution of Fixed Maturity Securities by Rating

	As of December 31,
Rating	2011	2010
AAA	19.0%	43.2%
AA	62.6	36.1
A	14.5	15.0
BBB	—	1.8
BIG(1)	1.6	2.0
Not rated(1)	2.3	1.9

Total	100%	100.0%

(1)
Includes securities purchased or obtained as part of loss mitigation or other risk management strategies of $923.7 million in par with carrying value of $378.3 million or 3.7% of fixed maturity securities as of December 31, 2011 and of $748.7 million in par with carrying value of $309.1 million or 3.3% of fixed maturity securities as of December 31, 2010.

        As of December 31, 2011, the Company's investment portfolio contained 30 securities that were not rated or rated BIG, compared to 37 securities as of December 31, 2010. As of December 31, 2011 and December 31, 2010, the weighted average credit quality of the Company's entire investment portfolio was AA.

        The Company purchased securities that it has insured, and for which it has expected losses, in order to mitigate the economic effect of insured losses. These securities were purchased at a discount and are accounted for excluding the effects of the Company's insurance on the securities. As of December 31, 2011, securities purchased for loss mitigation purposes, excluding securities issued by consolidated FG VIEs, had a fair value of $192.3 million representing $701.3 million of gross par outstanding. Under the terms of certain credit derivative contracts, the Company has obtained the obligations referenced in the transactions and recorded such assets in fixed maturity securities in the consolidated balance sheets. Such amounts totaled $186.0 million, representing $222.4 million in par.

        As of December 31, 2011, $1,388.3 million of the Company's fixed maturity securities were guaranteed by third parties. The following table presents the fair value of securities with third-party guaranties by underlying credit rating:

Rating(1)	As of December 31, 2011
(in millions)
AAA	$2.4
AA	809.5
A	568.4
BBB	—
BIG	8.0

Total	$1,388.3

(1)
Ratings are lower of Moody's and S&P.

Distribution by Third-Party Guarantor

Guarantor	As of December 31, 2011
(in millions)
National Public Finance Guarantee Corporation	$770.3
Ambac	568.8
CIFG Assurance North America Inc	24.1
Financial Guaranty Insurance Co	11.1
Syncora Guarantee Inc	9.0
Berkshire Hathaway Assurance Corporation	5.0

Total	$1,388.3

        Short-term investments include securities with maturity dates equal to or less than one year at the time of purchase. The Company's short-term investments consist of money market funds, discounted notes and certain time deposits for foreign cash portfolios. Short-term investments are reported at fair value.

        Under agreements with its cedants and in accordance with statutory requirements, the Company maintains fixed maturity securities in trust accounts for the benefit of reinsured companies, which amounted to $380.1 million and $365.3 million as of December 31, 2011 and 2010, respectively. In addition, to fulfill state licensing requirements the Company has placed on deposit eligible securities of $23.9 million and $19.2 million as of December 31, 2011 and December 31, 2010, respectively, for the protection of the policyholders. To provide collateral for a letter of credit, the Company holds a fixed maturity investment in a segregated account which amounted to $3.5 million as of December 31, 2011. There were no fixed maturity investments in a segregated account as of December 31, 2010.

        Under certain derivative contracts, the Company is required to post eligible securities as collateral. The need to post collateral under these transactions is generally based on mark-to-market valuations in excess of contractual thresholds. The fair market value of the Company's pledged securities totaled $779.9 million and $765.9 million as of December 31, 2011 and 2010, respectively.

Other Invested Assets

  Assets Acquired in Refinancing Transactions

        The Company has rights under certain of its financial guaranty insurance policies and indentures that allow it to accelerate the insured notes and pay claims under its insurance policies upon the occurrence of predefined events of default. To mitigate financial guaranty insurance losses, the

Company elected to purchase certain outstanding insured obligation or its underlying collateral, primarily franchise loans. Generally, refinancing vehicles reimburse AGM in whole for its claims payments in exchange for assignments of certain of AGM's rights against the trusts. The refinancing vehicles obtained their funds from the proceeds of AGM-insured GICs issued in the ordinary course of business by the Financial Products Companies (See "—Liquidity Arrangements with respect to AGMH's former Financial Products Business—The GIC Business" below). The refinancing vehicles are consolidated with the Company.

  Investment in Portfolio Funding Company LLC I

        In the third quarter of 2010, as part of loss mitigation efforts under a CDS contract insured by the Company, the Company acquired a 50% interest in Portfolio Funding Company LLC I ("PFC"). PFC owns the distribution rights of a motion picture film library. The Company accounts for its interest in PFC as an equity investment. The Company's equity earnings in PFC are included in net change in fair value of credit derivatives, as any proceeds from the investment are used to offset the Company's payments under its CDS contract.

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

  The GIC Business

        Until November 2008, AGMH issued, through its financial products business, AGM-insured GICs to municipalities and other market participants. The GICs were issued through AGMH's non-insurance subsidiaries (the "GIC Issuers") FSA Capital Management Services LLC, FSA Capital Markets Services LLC and FSA Capital Markets Services (Caymans) Ltd. In return for an initial payment, each GIC entitles its holder to receive the return of the holder's invested principal plus interest at a specified rate, and to withdraw principal from the GIC as permitted by its terms. AGM insures the GIC Issuer's payment obligations on all GICs issued by the applicable GIC Issuer.

        The proceeds of GICs issued by the GIC Issuers were loaned to AGMH's former subsidiary "FSAM pursuant to certain intercompany financing agreements between the GIC Issuers and FSAM (the "Intercompany Financings"). FSAM in turn invested these funds in fixed-income obligations (primarily residential mortgage-backed securities, but also short-term investments, securities issued or guaranteed by U.S. government sponsored agencies, taxable municipal bonds, securities issued by utilities, infrastructure-related securities, collateralized debt obligations, other asset-backed securities and foreign currency denominated securities) that satisfied AGM's investment criteria (the "FSAM assets"). The terms governing FSAM's repayment of GIC proceeds to the GIC Issuers under the Intercompany Financings were intended to match the payment terms under the related GIC. FSAM historically depended in large part on operating cash flow from interest and principal payments on the FSAM assets to provide sufficient liquidity to pay the GICs on a timely basis. FSAM also sought to manage the financial products business liquidity risk through the maintenance of liquid collateral and liquidity agreements. During the course of 2008, AGMH's former financial products business developed significant liquidity shortfalls as a result of a number of factors, including (i) greater-than-anticipated GIC withdrawals and terminations due, for the most part, to redemptions caused by events of default under collateralized debt obligations backed by asset-backed securities and under-collateralized loan obligations; (ii) slower-than-anticipated amortization of residential mortgage-backed securities, which comprised most of the portfolio of FSAM assets; (iii) redemption/collateralization requirements triggered by the downgrade of AGM's financial strength ratings; and (iv) a significant decline in market value of certain of the FSAM assets due to a general market dislocation, leading to many of the FSAM assets becoming illiquid.

        Prior to the completion of the AGMH Acquisition, AGMH sold its ownership interest in the GIC Issuers and FSAM to Dexia Holdings. Even though AGMH no longer owns the GIC Issuers or FSAM,

AGM's guarantees of the GICs remain in place, and must remain in place until each GIC is terminated.

        In connection with the AGMH Acquisition and as further described below, Dexia SA, Dexia Holdings' ultimate parent, and certain of its affiliates have entered into a number of agreements pursuant to which they have guaranteed certain amounts, agreed to lend certain amounts or post liquid collateral, and agreed to provide hedges against interest rate risk to or in respect of AGMH's former financial products business, including the GIC business. The purpose of these agreements is to mitigate the credit, interest rate and liquidity risks described above that are primarily associated with the GIC business and the related AGM guarantees. These agreements include a guaranty jointly and severally issued by Dexia SA and DCL to AGM that guarantees the payment obligations of AGM under its policies related to the GIC business, and an indemnification agreement between AGM, Dexia SA and DCL that protects AGM from other losses arising out of or as a result of the GIC business, as well as the liquidity facilities and the swap agreements described below.

        On June 30, 2009, to support the payment obligations of FSAM and the GIC Issuers, each of Dexia SA and DCL entered into two separate ISDA Master Agreements, each with its associated schedule, confirmation and credit support annex (the "Guaranteed Put Contract" and the "Non-Guaranteed Put Contract" respectively, and collectively, the "Dexia Put Contracts"), the economic effect of which is that Dexia SA and DCL jointly and severally guarantee the scheduled payments of interest and principal in relation to each FSAM asset, as well as any failure of Dexia to provide liquidity or liquid collateral under the committed liquidity lending facilities provided by Dexia affiliates. The Dexia Put Contracts referenced separate portfolios of FSAM assets to which assets owned by FSAM as of September 30, 2008 were allocated, with the less-liquid assets and the assets with the lowest mark-to-market values generally being allocated to the Guaranteed Put Contract.

        On May 27, 2011, Dexia issued a press release announcing the acceleration of its asset divestment program as part of the financial restructuring of its group. Since such announcement, through December 31, 2011, Dexia has exercised its par call option under the Guaranteed Put Contract, over time, with respect to all of the FSAM assets covered thereby and transferred to FSAM an amount of cash equal to the par value of such assets. As a result, the credit, interest rate and liquidity protection provided by the Guaranteed Put Contract effectively terminated when the last FSAM asset covered thereby was sold.

        Separately, pursuant to the Non-Guaranteed Put Contract, FSAM may put an amount of FSAM assets to Dexia SA and DCL:

  •
  in exchange for funds in an amount generally equal to the lesser of:

  (a)
  the outstanding principal balance of the GICs and

  (b)
  the shortfall related to (i) the failure of a Dexia party to provide liquidity or collateral as required under the committed liquidity lending facilities provided by Dexia affiliates, as described below (a "Liquidity Default Trigger"), or (ii) the failure by either Dexia SA or DCL to transfer the required amount of eligible collateral under the credit support annex of the Non-Guaranteed Put Contract (a "Collateral Default Trigger");

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

  (a)
  the aggregate outstanding principal amount of all FSAM assets and

  (b)
  the aggregate outstanding principal balance of all of the GICs, upon the occurrence of an insolvency event with respect to Dexia SA as set forth in the Non-Guaranteed Put Contract (a "Bankruptcy Trigger").

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

        As of December 31, 2011, the aggregate accreted GIC balance was approximately $4.7 billion. As of the same date, with respect to the FSAM assets covered by the Non-Guaranteed Put Contract, the aggregate accreted principal balance was approximately $6.6 billion, the aggregate market value was approximately $6.0 billion and the aggregate market value after agreed reductions was approximately $5.1 billion. Cash and net derivative value constituted another $0.2 billion of assets. Accordingly, as of December 31, 2011, the aggregate fair value (after agreed reductions) of the assets supporting the GIC business exceeded the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business. Therefore, no posting of collateral was required under the credit support annex applicable to the Non-Guaranteed Put Contract. Under the terms of that credit support annex, the collateral posting is recalculated on a weekly basis according to the formula set forth in the credit support annex, and a collateral posting is required whenever the collateralization levels tested by the formula are not satisfied, subject to a threshold of up to $5 million.

        To provide additional support to the GIC Issuers' ability to pay their GIC obligations when due, Dexia affiliates have agreed to assume the risk of loss and support the payment obligations of the GIC Subsidiaries in respect of the GICs and the GIC business by providing liquidity commitments to lend against the FSAM assets. The term of the commitments will generally extend until the GICs have been paid in full. The liquidity commitments comprise (i) an amended and restated revolving credit agreement (the "Liquidity Facility") pursuant to which DCL and Dexia Bank Belgium SA commit to provide funds to FSAM in an amount up to $8.0 billion (approximately $1.6 billion of which was outstanding as of December 31, 2011), and (ii) a master repurchase agreement (the "Repurchase Facility Agreement" and, together with the Liquidity Facility, the "Guaranteed Liquidity Facilities") pursuant to which DCL will provide up to $3.5 billion of funds in exchange for the transfer by FSAM to DCL of FSAM securities that are not eligible to satisfy collateralization obligations of the GIC Issuers under the GICs. As of December 31, 2011, no amounts were outstanding under the Repurchase Facility Agreement. The failure of the Dexia affiliates to perform on the Guaranteed Liquidity Facilities will trigger Dexia SA's and DCL's obligations to purchase FSAM assets under the Non-Guaranteed Put Contract, as described above.

        Despite the execution of the Non-Guaranteed Put Contract and the Guaranteed Liquidity Facilities, and the significant portion of FSAM assets comprised of highly liquid securities backed by the full faith and credit of the United States (as of December 31, 2011 approximately 62.1% of the FSAM Assets (measured by aggregate principal balance) was in cash or were obligations backed by the full faith and credit of the United States), AGM remains subject to the risk that Dexia may not make payments or securities available (i) on a timely basis, which is referred to as "liquidity risk," or (ii) at all, which is referred to as "credit risk," because of the risk of default. Even if Dexia has sufficient assets to pay all amounts when due, concerns regarding Dexia's financial condition or willingness to comply with their obligations could cause one or more rating agencies to view negatively the ability or willingness of Dexia and its affiliates to perform under their various agreements and could negatively affect AGM's ratings.

        If Dexia or its affiliates do not fulfill the contractual obligations, the Financial Products Companies may not have the financial ability to pay upon the withdrawal of GIC funds or post collateral or make other payments in respect of the GICs, thereby resulting in claims upon the AGM financial guaranty insurance policies. If AGM is required to pay a claim due to a failure of the GIC Subsidiaries to pay amounts in respect of the GICs, AGM is subject to the risk that the GICs will not be paid from funds received from Dexia before it is required to make payment under its financial guaranty policies or that it will not receive the guaranty payment at all.

        One situation in which AGM may be required to pay claims in respect of AGMH's former financial products business if Dexia and its affiliates do not comply with their obligations is if AGM is downgraded. Most of the GICs insured by AGM allow for the withdrawal of GIC funds in the event of a downgrade of AGM, unless the relevant GIC Issuer posts collateral or otherwise enhances its credit. Most GICs insured by AGM allow for the termination of the GIC contract and a withdrawal of GIC funds at the option of the GIC holder in the event of a downgrade of AGM below a specified threshold, generally below A- by S&P or A3 by Moody's, with no right of the GIC Issuer to avoid such withdrawal by posting collateral or otherwise enhancing its credit. Each GIC contract stipulates the thresholds below which the GIC provider must post eligible collateral along with the types of securities eligible for posting and the collateralization percentage applicable to each security type. These collateralization percentages range from 100% of the GIC balance for cash posted as collateral to, typically, 108% for asset-backed securities. At December 31, 2011, a downgrade of AGM to below AA- by S&P and Aa3 by Moody's (i.e., A+ by S&P and A1 by Moody's) would result in withdrawal of $397.2 million of GIC funds and the need to post collateral on GICs with a balance of $3.7 billion. In the event of such a downgrade, assuming an average margin of 105%, the market value as of December 31, 2011 that the GIC Issuers would be required to post in order to avoid withdrawal of any GIC funds would be $3.9 billion.

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

        As of December 31, 2011, the maximum commitment amount of the Strip Coverage Facility has amortized to $980.5 million.

        As of December 31, 2011, no advances were outstanding under the Strip Coverage Facility.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the risk of adverse changes in earnings, cash flow or fair value as a result of changes in the value of financial instruments. The Company's primary market risk exposures include interest rate risk, foreign currency exchange rate risk and credit spread risk. The Company's primary exposure to market risk is summarized below:

  •
  The fair value of credit derivatives within the financial guaranty portfolio of insured obligations which fluctuate based on changes in credit spreads of the underlying obligations and the Company's own credit spreads.

  •
  The Investment Portfolio's fair value is primarily driven by changes in interest rates and also affected by changes in credit spreads.

  •
  The Investment Portfolio also contains foreign denominated securities whose value fluctuates based on changes in foreign exchange rates.

  •
  The fair value of the assets and liabilities of consolidated FG VIE's may fluctuate based on changes in prepayment spreads, default rates, interest rates, and house price depreciation/appreciation.

Sensitivity of Credit Derivatives to Credit Risk

        Unrealized gains and losses on credit derivatives are a function of changes in the estimated fair value of the Company's credit derivative contracts. If credit spreads of the underlying obligations change, the fair value of the related credit derivative changes. Market liquidity could also impact valuations of the underlying obligations. As such, Assured Guaranty experiences mark-to-market gains or losses. The Company considers the impact of its own credit risk, together with credit spreads on the risk that it assumes through CDS contracts, in determining their fair value. The Company determines its own credit risk based on quoted CDS prices traded on the Company at each balance sheet date. The quoted price of CDS contracts traded on AGC at December 31, 2011 and December 31, 2010 was 1,140 bps and 804 bps, respectively. The quoted price of CDS contracts traded on AGM at December 31, 2011 and December 31, 2010 was 778 bps and 650 bps, respectively. Historically, the price of CDS traded on AGC and AGM moves directionally the same as general market spreads. Generally, a widening of the CDS prices traded on AGC and AGM has an effect of offsetting unrealized losses that result from widening general market credit spreads, while a narrowing of the CDS prices traded on AGC and AGM has an effect of offsetting unrealized gains that result from narrowing general market credit spreads. An overall narrowing of spreads generally results in an unrealized gain on credit derivatives for the Company and an overall widening of spreads generally results in an unrealized loss for the Company.

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

        The Company generally holds these credit derivative contracts to maturity. The unrealized gains and losses on derivative financial instruments will reduce to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure or early termination. Given these facts, the Company does not actively hedge these exposures. The following table summarizes the estimated change in fair values on the net balance of the Company's CDS positions assuming immediate parallel shifts in credit spreads on AGC and AGM and on the risks that they both assume:

	As of December 31, 2011
Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss)(Pre-Tax)
	(in millions)
100% widening in spreads	$(2,739.7)	$(1,435.8)
50% widening in spreads	(2,023.6)	(719.7)
25% widening in spreads	(1,665.7)	(361.8)
10% widening in spreads	(1,450.9)	(147.0)
Base Scenario	(1,303.9)	—
10% narrowing in spreads	(1,188.7)	115.2
25% narrowing in spreads	(1,018.4)	285.5
50% narrowing in spreads	(741.4)	562.5

	As of December 31, 2010
Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss)(Pre-Tax)
	(in millions)
100% widening in spreads	$(3,961.7)	$(2,091.8)
50% widening in spreads	(2,923.3)	(1,053.4)
25% widening in spreads	(2,399.2)	(529.3)
10% widening in spreads	(2,084.1)	(214.2)
Base Scenario	(1,869.9)	—
10% narrowing in spreads	(1,706.9)	163.0
25% narrowing in spreads	(1,462.5)	407.4
50% narrowing in spreads	(1,059.8)	810.1

(1)
Includes the effects of spreads on both the underlying asset classes and the Company's own credit spread.

Sensitivity of Investment Portfolio to Interest Rate Risk

        Interest rate risk is the risk that financial instruments' values will change due to changes in the absolute level of interest rates, in the spread between two rates, in the shape of the yield curve or in any other interest rate relationship. The Company is exposed to interest rate risk primarily in its investment portfolio. As interest rates rise for an available-for-sale investment portfolio, the fair value of fixed-income securities decreases. The Company's policy is generally to hold assets in the investment portfolio to maturity. Therefore, barring credit deterioration, interest rate movements do not result in realized gains or losses unless assets are sold prior to maturity. The Company does not hedge interest rate risk, however, interest rate fluctuation risk is managed through the investment guidelines which limit duration and prevent investment in high volatility sectors.

        Interest rate sensitivity in the investment portfolio can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company's investment portfolio from instantaneous parallel shifts in interest rates.

Sensitivity to Change in Interest Rates on the Investment Portfolio
As of December 31, 2011

	Change in Interest Rates
	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
	(in millions)
Estimated change in fair value	$682.5	$625.5	$434.2	$(516.7)	$(1,033.4)	$(1,527.1)

 As of December 31, 2010

	Change in Interest Rates
	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
	(in millions)
Estimated change in fair value	$1,233.3	$943.9	$513.0	$(530.9)	$(1,036.6)	$(1,504.7)

Sensitivity of Other Areas to Interest Rate Risk

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

Sensitivity of Investment Portfolio to Foreign Exchange Rate Risk

        Foreign exchange risk is the risk that a financial instrument's value will change due to a change in the foreign currency exchange rates. The Company has foreign denominated securities in its investment portfolio. Securities denominated in currencies other than U.S. Dollar were 3.5% and 3.7% of the investment portfolio as of December 31, 2011 and 2010, respectively. The Company's material exposure is to changes in the dollar/pound sterling exchange rate. Changes in fair value of available for sale investments attributable to changes in foreign exchange rates are recorded in OCI.

Sensitivity to Change in Foreign Exchange Rates on the Investment Portfolio
As of December 31, 2011

	Change in Foreign Exchange Rates
	30% Decrease	20% Decrease	10% Decrease	10% Increase	20% Increase	30% Increase
	(in millions)
Estimated change in fair value	$(115.0)	$(76.7)	$(38.3)	$38.3	$76.7	$115.0

As of December 31, 2010

	Change in Foreign Exchange Rates
	30% Decrease	20% Decrease	10% Decrease	10% Increase	20% Increase	30% Increase
	(in millions)
Estimated change in fair value	$(117.9)	$(78.6)	$(39.3)	$39.3	$78.6	$117.9

Sensitivity of Premiums Receivable to Foreign Exchange Rate Risk

        The Company has foreign denominated premium receivables. Premium receivables denominated in currencies other than U.S. Dollar were 47% and 42% of the premium receivable balance as of December 31, 2011 and 2010, respectively. The Company's material exposure is to changes in dollar/Pound Sterling and dollar/Euro exchange rates.

 Sensitivity to Change in Foreign Exchange Rates on Premium Receivable
As of December 31, 2011

	Change in Foreign Exchange Rates
	30% Decrease	20% Decrease	10% Decrease	10% Increase	20% Increase	30% Increase
	(in millions)
Estimated change in fair value	$(116.0)	$(77.4)	$(38.7)	$38.7	$77.4	$116.0

As of December 31, 2010

	Change in Foreign Exchange Rates
	30% Decrease	20% Decrease	10% Decrease	10% Increase	20% Increase	30% Increase
	(in millions)
Estimated change in fair value	$(121.1)	$(80.8)	$(40.4)	$40.4	$80.8	$121.1

Sensitivity of FG VIE Assets and Liabilities to Market Risk

        The fair value of the Company's FG VIE assets is sensitive to changes relating to estimated prepayment speeds; estimated default rates (determined on the basis of an analysis of collateral attributes such as: historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); recoveries from excess spread, discount rates implied by market prices for similar securities; and house price depreciation/appreciation rates based on macroeconomic forecasts. Significant changes to any of these inputs could materially change the market value of the FG VIE's assets and the implied collateral losses within the transaction. In general the fair value of the FG VIE assets is most sensitive to changes in the projected collateral losses, where an increase in collateral losses typically leads to a decrease in the fair value of the Company's FG VIE assets, while a decrease in collateral losses typically leads to an increase in the fair value of the Company's FG VIE assets. These factors also directly impact the fair value of the Company's uninsured FG VIE liabilities.

        The fair value of the Company's insured FG VIE liabilities is also sensitive to changes relating to estimated prepayment speeds; market values of the assets that collateralize the securities; estimated default rates (determined on the basis of an analysis of collateral attributes such as: historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); recoveries from excess spread, discount rates implied by market prices for similar securities; and house price depreciation/appreciation rates based on macroeconomic forecasts. In addition, the Company's insured FG VIE liabilities are also sensitive to changes to the Company's implied credit worthiness. Significant changes to any of these inputs could materially change the timing of expected losses within the insured transaction which is a significant factor in determining the implied benefit from the Company's insurance policy guaranteeing the timely payment of principal and interest for the FG VIE tranches insured by the Company. In general, when the timing of expected loss payments by the Company is extended into the future, this typically leads to a decrease in the value of the Company's insurance and a decrease in the fair value of the Company's insured FG VIE liabilities, while a shortening of the timing of expected loss payments by the Company typically leads to an increase in the value of the Company's insurance and an increase in the fair value of the Company's insured FG VIE liabilities.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management's Responsibility for Financial Statements
and Report on Internal Control over Financial Reporting

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

        The Audit Committee meets with management, the independent registered public accounting firm and the outside firm engaged to perform internal audit functions for the Company; approves the overall scope of audit work and related fee arrangements; and reviews audit reports and findings. In addition, the independent registered public accounting firm and the outside firm engaged to perform internal audit functions for the Company meets separately with the Audit Committee, with management representatives present, to discuss the results of their audits; the adequacy of the Company's internal controls; the quality of its financial reporting; and the safeguarding of assets against unauthorized acquisitions, use or disposition.

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

Internal Control over Financial Reporting

        The management of Assured Guaranty Ltd. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of the Company's President and Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

        Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management of the Company has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2011 based on criteria in Internal Control Integrated Framework issued by the COSO.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their "Report of Independent Registered Public Accounting Firm" included in this Item.

/s/ DOMINIC J. FREDERICO Dominic J. Frederico President and Chief Executive Officer	/s/ ROBERT A. BAILENSON Robert A. Bailenson Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Assured Guaranty Ltd.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Assured Guaranty Ltd. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
February 29, 2012

Assured Guaranty Ltd.

Consolidated Balance Sheets

(dollars in thousands except per share and share amounts)

	As of December 31,
	2011	2010
Assets
Investment portfolio:
Fixed maturity securities, available-for-sale, at fair value (amortized cost of $9,638,404 and $9,274,718)	$10,141,850	$9,402,287
Short term investments, at fair value	734,046	1,055,567
Other invested assets	222,869	283,032

Total investment portfolio	11,098,765	10,740,886
Cash	214,544	108,389
Premiums receivable, net of ceding commissions payable	1,002,852	1,167,587
Ceded unearned premium reserve	708,872	821,819
Deferred acquisition costs	231,875	239,805
Reinsurance recoverable on unpaid losses	69,300	22,255
Salvage and subrogation recoverable	367,718	1,032,369
Credit derivative assets	468,933	592,898
Deferred tax asset, net	770,943	1,259,125
Current income tax receivable	76,430	—
Financial guaranty variable interest entities' assets, at fair value	2,819,077	3,657,481
Other assets	262,222	199,305

Total assets	$18,091,531	$19,841,919

Liabilities and shareholders' equity
Unearned premium reserve	$5,962,799	$6,972,894
Loss and loss adjustment expense reserve	679,011	574,369
Reinsurance balances payable, net	170,982	274,431
Long-term debt	1,038,302	1,052,936
Credit derivative liabilities	1,772,803	2,462,831
Current income tax payable	—	93,020
Financial guaranty variable interest entities' liabilities with recourse, at fair value	2,396,945	3,030,908
Financial guaranty variable interest entities' liabilities without recourse, at fair value	1,061,497	1,337,214
Other liabilities	290,756	309,862

Total liabilities	13,373,095	16,108,465

Commitments and contingencies (See Note 14)
Common stock ($0.01 par value, 500,000,000 shares authorized; 182,235,798 and 183,744,655 shares issued and outstanding in 2011 and 2010)	1,822	1,837
Additional paid-in capital	2,569,922	2,585,423
Retained earnings	1,774,793	1,032,445
Accumulated other comprehensive income, net of tax provision of $135,344 and $18,341	367,499	111,749
Deferred equity compensation (320,193 and 181,818 shares in 2011 and 2010)	4,400	2,000

Total shareholders' equity	4,718,436	3,733,454

Total liabilities and shareholders' equity	$18,091,531	$19,841,919

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Operations

(dollars in thousands except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues
Net earned premiums	$920,055	$1,186,705	$930,429
Net investment income	391,017	354,703	259,222
Net realized investment gains (losses):
Other-than-temporary impairment losses	(83,792)	(44,672)	(74,022)
Less: portion of other-than-temporary impairment loss recognized in other comprehensive income	(39,150)	(17,292)	(28,176)
Other net realized investment gains (losses)	26,650	25,386	13,184

Net realized investment gains (losses)	(17,992)	(1,994)	(32,662)
Net change in fair value of credit derivatives:
Realized gains and other settlements	5,959	153,495	163,558
Net unrealized gains (losses)	553,779	(155,106)	(337,810)

Net change in fair value of credit derivatives	559,738	(1,611)	(174,252)
Fair value gain (loss) on committed capital securities	35,130	9,195	(122,940)
Net change in fair value of financial guaranty variable interest entities	(131,984)	(273,652)	(1,156)
Other income	63,349	40,107	58,518

Total Revenues	1,819,313	1,313,453	917,159

Expenses
Loss and loss adjustment expenses	461,890	412,161	393,800
Amortization of deferred acquisition costs	30,849	34,057	53,899
Assured Guaranty Municipal Holdings Inc. acquisition-related expenses	—	6,772	92,239
Interest expense	99,112	99,621	62,783
Goodwill and settlement of pre-existing relationship	—	—	23,341
Other operating expenses	193,000	211,536	174,165

Total expenses	784,851	764,147	800,227

Income (loss) before income taxes	1,034,462	549,306	116,932
Provision (benefit) for income taxes
Current	(126,904)	(25,151)	217,253
Deferred	385,746	80,750	(185,143)

Total provision (benefit) for income taxes	258,842	55,599	32,110

Net income (loss)	775,620	493,707	84,822
Less: Noncontrolling interest of variable interest entities	—	—	(1,156)

Net income (loss) attributable to Assured Guaranty Ltd.	$775,620	$493,707	$85,978

Earnings per share:
Basic	$4.23	$2.68	$0.68
Diluted	$4.18	$2.61	$0.66
Dividends per share	$0.18	$0.18	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Net income (loss)	$775,620	$493,707	$84,822
Unrealized holding gains (losses) arising during the period, net of tax provision (benefit) of $110,277, $(42,585), and $66,835	242,657	(27,720)	165,929
Less: reclassification adjustment for gains (losses) included in net income (loss), net of tax provision (benefit) of $(7,358), $(2,829), and $1,435	(14,290)	1,543	(34,097)

Change in net unrealized gains on investments	256,947	(29,263)	200,026
Change in cumulative translation adjustment, net of tax provision (benefit) of $(407), $(229) and $(759)	(779)	(384)	(3,000)
Change in cash flow hedge, net of tax provision (benefit) of $(225), $(225) and $(225)	(418)	(418)	(418)

Other comprehensive income (loss)	255,750	(30,065)	196,608

Comprehensive income (loss)	1,031,370	463,642	281,430
Less: Comprehensive income (loss) attributable to noncontrolling interest of variable interest entities	—	—	(1,127)

Comprehensive income (loss) of Assured Guaranty Ltd.	$1,031,370	$463,642	$282,557

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statement of Shareholders' Equity

Years Ended December 31, 2011, 2010 and 2009

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

Years Ended December 31, 2011, 2010 and 2009

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

Years Ended December 31, 2011, 2010 and 2009

(dollars in thousands, except share data)

								Noncontrolling Interest of Financial Guaranty Consolidated Variable Interest Entities
							Total Shareholders' Equity Attributable to Assured Guaranty Ltd.
	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-in Capital	Retained Earnings		Deferred Equity Compensation			Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2010	183,744,655	$1,837	$2,585,423	$1,032,445	$111,749	$2,000	$3,733,454	$—	$3,733,454
Net income	—	—	—	775,620	—	—	775,620	—	775,620
Dividends ($0.18 per share)	—	—	—	(33,035)	—	—	(33,035)	—	(33,035)
Dividends on restricted stock units	—	—	237	(237)	—	—	—	—	—
Common stock repurchases	(2,000,000)	(20)	(23,291)	—	—	—	(23,311)	—	(23,311)
Share-based compensation and other	491,143	5	7,553	—	—	2,400	9,958	—	9,958
Change in cumulative translation adjustment	—	—	—	—	(779)	—	(779)	—	(779)
Change in cash flow hedge	—	—	—	—	(418)	—	(418)	—	(418)
Change in unrealized gains (losses) on:
Investments with no other-than-temporary impairment	—	—	—	—	233,970	—	233,970	—	233,970
Investments with other-than-temporary impairment	—	—	—	—	8,687	—	8,687	—	8,687
Less: reclassification adjustment for gains (losses) included in net income (loss)	—	—	—	—	(14,290)	—	(14,290)	—	(14,290)

Balance, December 31, 2011	182,235,798	$1,822	$2,569,922	$1,774,793	$367,499	$4,400	$4,718,436	$—	$4,718,436

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2011	2010	2009
Operating activities
Net income (loss)	$775,620	$493,707	$84,822
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Non-cash interest and operating expenses	19,943	24,352	16,250
Net amortization of premium on fixed maturity securities	18,256	46,338	21,997
Provision (benefit) for deferred income taxes	385,746	80,750	(185,143)
Net realized investment losses (gains)	17,992	1,994	32,662
Net unrealized losses (gains) on credit derivatives	(553,779)	155,106	337,810
Fair value loss (gain) on committed capital securities	(35,130)	(9,195)	122,940
Goodwill and settlements of pre-existing relationship	—	—	23,341
Non-cash items in other income	5,310	4,314	(20,691)
Change in deferred acquisition costs	11,863	2,156	31,646
Change in premiums receivable, net of ceding commissions	138,479	376,478	119,663
Change in ceded unearned premium reserves	102,030	256,257	203,063
Change in unearned premium reserve	(997,973)	(1,278,206)	(731,114)
Change in loss and loss adjustment expense reserve, net	635,788	(470,839)	1,186
Change in current income taxes	(181,629)	(87,165)	175,873
Other changes in credit derivatives assets and liabilities, net	(5,050)	33,652	15,802
Change in financial guaranty variable interest entities' assets and liabilities, net	352,226	540,691	—
Other	(14,073)	(41,201)	29,063

Net cash flows provided by (used in) operating activities	675,619	129,189	279,170

Investing activities
Fixed maturity securities:
Purchases	(2,308,078)	(2,461,692)	(2,287,668)
Sales	1,107,473	1,063,581	1,519,300
Maturities	662,970	994,360	217,895
Net sales (purchases) of short-term investments	319,992	613,267	(397,100)
Net proceeds from paydowns on financial guaranty variable interest entities' assets	760,374	423,997	—
Cash paid to acquire Assured Guaranty Municipal Holdings Inc., net of cash acquired	—	—	(458,998)
Other	18,618	19,786	9,350

Net cash flows provided by (used in) investing activities	561,349	653,299	(1,397,221)

Financing activities
Net proceeds from issuance of common stock	—	—	1,022,096
Net proceeds from issuance of equity units	—	—	167,972
Dividends paid	(33,035)	(33,190)	(22,332)
Repurchases of common stock	(23,311)	(10,457)	(3,676)
Share activity under option and incentive plans	(1,192)	(2,062)	(667)
Tax benefit for stock options exercised	—	28	(16)
Net paydowns of financial guaranty variable interest entities' liabilities	(1,053,280)	(650,862)	—
Repayment of long-term debt	(22,137)	(20,891)	(14,823)

Net cash flows provided by (used in) financing activities	(1,132,955)	(717,434)	1,148,554
Effect of exchange rate changes	2,142	(798)	1,325

Increase in cash	106,155	64,256	31,828
Cash at beginning of year	108,389	44,133	12,305

Cash at end of year	$214,544	$108,389	$44,133

Supplemental cash flow information
Cash paid (received) during the period for:
Income taxes	$33,537	$39,215	$27,849
Interest	$91,599	$92,190	$56,418

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

1. Business and Basis of Presentation

Business

        Assured Guaranty Ltd. ("AGL" and, together with its subsidiaries, "Assured Guaranty" or the "Company") is a Bermuda-based holding company that provides, through its operating subsidiaries, credit protection products to the United States ("U.S.") and international public finance, infrastructure and structured finance markets. The Company has applied its credit underwriting judgment, risk management skills and capital markets experience to offer insurance that protect holders of debt instruments and other monetary obligations from defaults in scheduled payments, including scheduled interest and principal payments. The securities insured by the Company include tax-exempt and taxable obligations issued by U.S. state or municipal governmental authorities, utility districts or facilities; notes or bonds issued to finance international infrastructure projects; and asset-backed securities issued by special purpose entities. The Company markets its credit protection products directly to issuers and underwriters of public finance, infrastructure and structured finance securities as well as to investors in such debt obligations. The Company guarantees debt obligations issued in many countries, although its principal focus is on the U.S., Europe and Australia.

        Financial guaranty insurance contracts provide an unconditional and irrevocable guaranty that protects the holder of a financial obligation against non-payment of principal and interest when due. Upon an obligor's default on scheduled principal or interest payments due on the obligation, the Company is required under the financial guaranty contract to pay the principal or interest shortfall.

        In the past, the Company had sold credit protection by issuing policies that guaranteed payment obligations under credit derivatives. Financial guaranty contracts accounted for as credit derivatives are generally structured such that the circumstances giving rise to the Company's obligation to make loss payments are similar to those for financial guaranty insurance contracts and only occurs upon one or more defined credit events such as failure to pay or bankruptcy, in each case, as defined within the transaction documents, with respect to one or more third party referenced securities or loans. Financial guaranty contracts accounted for as credit derivatives are primarily comprised of credit default swaps ("CDS"). The Company's credit derivative transactions are governed by International Swaps and Derivative Association, Inc. ("ISDA") documentation.

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

        The Company enters into ceded reinsurance contracts in order to obtain greater business diversification and reduce the net potential loss from large risks and also to reduce ratings agency capital charges. In recent years, the Company has been reassuming previously ceded business from reinsurers. In January 2012, Assured Guaranty Municipal Corp. ("AGM") and Assured Guaranty Corp. ("AGC") entered into a new $435 million of excess of loss reinsurance facility. See Note 12, Reinsurance and Other Monoline Exposures.

        Public finance obligations insured by the Company consist primarily of general obligation bonds supported by the issuers' taxing powers, tax-supported bonds and revenue bonds and other obligations of states, their political subdivisions and other municipal issuers supported by the issuers' or obligors' covenant to impose and collect fees and charges for public services or specific projects. Public finance obligations include obligations backed by the cash flow from leases or other revenues from projects

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

1. Business and Basis of Presentation (Continued)

serving substantial public purposes, including government office buildings, toll roads, health care facilities and utilities. Structured finance obligations insured by the Company are generally issued by special purpose entities and backed by pools of assets such as residential or commercial mortgage loans, consumer or trade receivables, securities or other assets having an ascertainable cash flow or market value. The Company will also insure other specialized financial obligations.

        When a rating agency assigns a public rating to a financial obligation guaranteed by one of AGL's insurance company subsidiaries, it generally awards that obligation the same rating it has assigned to the financial strength of the AGL subsidiary that provides the guaranty. Investors in products insured by the Company's insurance company subsidiaries frequently rely on ratings published by nationally recognized statistical rating organizations ("NRSROs") because such ratings influence the trading value of securities and form the basis for many institutions' investment guidelines as well as individuals' bond purchase decisions. Therefore, the Company manages its business with the goal of achieving high financial strength ratings. However, the models used by NRSROs differ, presenting conflicting goals that may make it inefficient or impractical to reach the highest rating level. The models are not fully transparent, contain subjective data (such as assumptions about future market demand for the Company's products) and change frequently. Ratings reflect only the views of the respective NRSROs and are subject to continuous review and revision or withdrawal at any time.

        Unless otherwise noted, ratings on Assured Guaranty's insured portfolio reflect Assured Guaranty's internal ratings. Assured Guaranty's ratings scale is similar to that used by the NRSROs; however, the ratings in these financial statements may not be the same as those assigned by any such rating agency. The super senior category, which is not generally used by rating agencies, is used by Assured Guaranty in instances where Assured Guaranty's AAA-rated exposure on its internal rating scale (which does not take into account Assured Guaranty's financial guaranty) has additional credit enhancement due to either (1) the existence of another security rated AAA that is subordinated to Assured Guaranty's exposure or (2) Assured Guaranty's exposure benefiting from a different form of credit enhancement that would pay any claims first in the event that any of the exposures incurs a loss, and such credit enhancement, in management's opinion, causes Assured Guaranty's attachment point to be materially above the AAA attachment point.

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

        The consolidated financial statements include the accounts of AGL and its direct and indirect subsidiaries, (collectively, the "Subsidiaries") and its consolidated FG VIEs. Intercompany accounts and transactions between and among all consolidated entities have been eliminated. Certain prior year balances have been reclassified to conform to the current year's presentation.

        AGL's principal insurance company subsidiaries are AGC, domiciled in Maryland; AGM, domiciled in New York; and Assured Guaranty Re Ltd. ("AG Re"), domiciled in Bermuda. In addition, the Company has another U.S. and another Bermuda insurance company subsidiary that participate in

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

1. Business and Basis of Presentation (Continued)

a pooling agreement with AGM, two insurance subsidiaries organized in the United Kingdom, and a mortgage insurance company. The Company's organizational structure includes various holdings companies, two of which—Assured Guaranty US Holdings Inc. ("AGUS") and Assured Guaranty Municipal Holdings Inc. ("AGMH")—have public debt outstanding. See Note 15, Long-Term Debt and Credit Facilities.

        In June 2011, the Financial Accounting Standards Board ("FASB") issued guidance that eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders' equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. Upon adoption, the Company will expand the Consolidated Statements of Comprehensive Income to include the other comprehensive income items now presented in the Consolidated Statement of Shareholders' Equity. In December 2011, the FASB issued authoritative guidance to defer the effective date for those aspects of the guidance relating to the presentation of reclassification adjustments out of accumulated other comprehensive income. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt this guidance in the first quarter of 2012 with full retrospective application.

        In December 2011, the FASB issued guidance which will require disclosures for entities with financial instruments and derivatives that are either offset on the balance sheet or subject to a master netting arrangement. The guidance is effective for interim and annual periods beginning on or after January 1, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company's results of operations, financial position or cash flows.

Segments

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

Significant Accounting Policies

        The Company revalues assets, liabilities, revenue and expenses denominated in non-U.S. currencies into U.S. dollars using applicable exchange rates. Gains and losses relating to translating foreign functional currency financial statements for U.S. GAAP reporting are included in accumulated other comprehensive income (loss) within shareholders' equity. Gains and losses relating to U.S. dollar functional currency transactions, such as those of non-U.S. operations where functional currency is the U.S. dollar, are reported in the consolidated statement of operations.

        Cash consists of cash on hand and demand deposits.

        As a result of the lag in reporting FG VIEs, cash and short term investments reported on the consolidated balance sheet does not reflect cash outflow to the holders of the debt issued by the FG VIEs for claim payments made by the Company's insurance subsidiaries to the consolidated FG VIEs until the subsequent reporting period.

        The following table identifies the Company's most significant accounting policies and the note references where a detailed description of each policy can be found.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

1. Business and Basis of Presentation (Continued)

Significant Accounting Policies

Business combinations	Note 3
Premium revenue recognition on financial guaranty contracts accounted for as insurance	Note 5
Loss and loss adjustment expense on financial guaranty contracts accounted for as insurance	Note 5
Policy acquisition costs	Note 5
Fair value measurement	Note 6
Credit derivatives	Note 7
Variable interest entities	Note 8
Investments	Note 9
Income Taxes	Note 11
Stock based compensation	Note 17
Earnings per share	Note 18

2. Business Changes, Risks, Uncertainties and Accounting Developments

        Summarized below are updates of the most significant events over the past three years that have had, or may have in the future, a material effect on the financial position, results of operations or business prospects of the Company.

Market Conditions

        The volatility, and uncertainty in the global financial markets over the past three years, including depressed home prices, increased foreclosures, lower equity market values, high unemployment, reduced business and consumer confidence and the risk of increased inflation, have continued throughout 2011. While there have been signs of a recovery as seen by a decline in the unemployment rate and stabilizing home prices as well as rising equity markets, management cannot assure that volatility and disruption will not return to these markets in the near term. The Company's business and its financial condition will continue to be subject to the risk of global financial and economic conditions that could materially and negatively affect the demand for its products, the amount of losses incurred on transactions it guarantees, and its financial ratings. These conditions may adversely affect the Company's future profitability, financial position, investment portfolio, cash flow, statutory capital, financial strength ratings and stock price.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

2. Business Changes, Risks, Uncertainties and Accounting Developments (Continued)

changes in the jurisdictions regulating the Company may adversely affect its ability to pursue its current mix of business, materially impacting its financial results.

        Internationally, several European countries are experiencing significant economic, fiscal and /or political strains. The Company is closely monitoring its exposures in European countries where it believes heightened uncertainties exist: specifically, Greece, Hungary, Ireland, Italy, Portugal and Spain (the "Selected European Countries"). See Note 4, Outstanding Exposure.

NRSRO Rating Actions

        The NRSROs have downgraded the insurance financial strength ratings of all the Company's insurance subsidiaries over the course of the last several years from their previous AAA levels. There can be no assurance that NRSROs will not take further action on the Company's ratings. See Note 5, Note 7 and Note 12 for more information regarding the effect of NRSRO rating actions on the financial guaranty business, the credit derivative business and the assumed reinsurance business of the Company. The insurance subsidiaries' financial strength ratings are an important competitive factor in the financial guaranty insurance and reinsurance markets. If the financial strength or financial enhancement ratings of any of the Company's insurance subsidiaries were reduced below current levels, the Company expects it would have further adverse effects on its future business opportunities as well as the premiums it could charge for its insurance policies and consequently, a downgrade could harm the Company's new business production, results of operations and financial condition.

AGMH Acquisition

        On July 1, 2009 ("Acquisition Date"), the Company, through its wholly-owned subsidiary, AGUS, purchased AGMH (formerly Financial Security Assurance Holdings Ltd, the "AGMH Acquisition") and, indirectly, its subsidiaries (excluding those involved in AGMH's former Financial Products Business, which comprised its guaranteed investment contracts ("GIC") business, its medium term notes business and the equity payment agreements associated with AGMH's leveraged lease business, collectively, the "Financial Products Business") from Dexia Holdings Inc. ("Dexia Holdings"), an indirect subsidiary of Dexia SA and certain of its affiliates (together, "Dexia"). The principal operating subsidiary acquired was AGM (formerly Financial Security Assurance Inc.). The acquired companies are collectively referred to as the "Acquired Companies." The AGMH subsidiaries that conducted AGMH's former financial products business (the "Financial Products Companies") were sold to Dexia Holdings prior to the AGMH Acquisition. The purchase price paid by the Company was $546.0 million in cash and 22.3 million common shares of AGL with an Acquisition Date fair value of $275.9 million, for a total purchase price of $821.9 million.

        AGMH's former financial products business had been in the business of borrowing funds through the issuance of GICs and medium term notes and reinvesting the proceeds in investments that met AGMH's investment criteria. The financial products business also included portions of AGMH's leveraged lease business. In connection with the AGMH Acquisition, Dexia Holdings agreed to assume the risks in respect of the Financial Products Business and AGM agreed to retain the risks relating to the debt and strip policy portions of such business. Accordingly, the Company has entered into various agreements with Dexia in order to transfer to Dexia the credit risks and, as discussed further in Note 15, Long-Term Debt and Credit Facilities, the liquidity risks associated with AGMH's former Financial Products Business.

        The Company is indemnified against exposure to AGMH's former financial products business through guaranties issued by Dexia and certain of its affiliates. In addition, the Company has been protected from exposure to AGMH's GIC business through guaranties issued by the French and

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

2. Business Changes, Risks, Uncertainties and Accounting Developments (Continued)

Belgian governments, but no longer expects to rely on those guaranties because the assets covered by the guaranties have been sold. Furthermore, to support the payment obligations of the Financial Products Companies, Dexia SA and its affiliate Dexia Crédit Local S.A. ("DCL") are parties to an ISDA Master Agreement, with an associated schedule, confirmation and credit support annex (the "Dexia Put Contract"), pursuant to which Dexia SA and DCL jointly and severally guarantee the scheduled payments of interest and principal in relation to each asset of FSA Asset Management LLC, which is one of the Financial Products Companies, as well as any failure of Dexia to provide liquidity or liquid collateral under certain liquidity facilities.

        The Company financed the AGMH Acquisition with a common share and equity unit offering on June 24, 2009. The net proceeds after underwriting expenses and offering costs for these two offerings totaled approximately $616.5 million. Of that amount, $170.8 million related to the equity unit offering, $168.0 million of which was recognized as long-term debt and $2.8 million as additional paid-in-capital within shareholders' equity. Offering costs totaled approximately $43.5 million of which $41.8 million were recorded within additional paid-in capital. See Notes 3, Business Combinations, and Note 5, Financial Guaranty Insurance Contracts, for the Company's accounting policy for business combinations and its effect on financial guaranty contracts.

        Under the Purchase Agreement, the Company agreed to conduct AGM's business subject to certain operating and financial constraints. These restrictions will generally continue for three years after the closing of the AGMH Acquisition, or July 1, 2012. These agreements limit Assured Guaranty's operating and financial flexibility with respect to the operations of AGM. Among other items, the Company has agreed that AGM will not repurchase, redeem or pay any dividends on any class of its equity interests unless at that time:

  •
  AGM is rated at least AA- by Standard &Poor's Rating Services ("S&P") and Aa3 by Moody's Investors Service, Inc. ("Moody's") (if such rating agencies still rate financial guaranty insurers generally) and if the aggregate amount of dividends paid in any year does not exceed 125% of AGMH's debt service requirements for that year; or

  •
  AGM has received prior rating agency confirmation that such action would not cause AGM's current ratings to be downgraded due to such action.

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

Accounting Changes

        Over the past three years there has been significant GAAP rule making activity which has significantly affected the accounting policies and presentation of the Company's financial information. All of these pronouncements have a significant effect on the comparability of the periods presented herein. The most significant changes are listed below in order of occurrence:

  •
  The adoption of new other-than-temporary impairment ("OTTI") guidance on April 1, 2009 requires the bifurcation of credit losses, which are recorded in income, and non credit losses, which are recorded in other comprehensive income ("OCI"). See Note 9, Investments.

  •
  The adoption of a new VIE consolidation standard on January 1, 2010 results in the consolidation of variable interest entities of certain insured transactions. See Note 8, Consolidation of Variable Interest Entities.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

2. Business Changes, Risks, Uncertainties and Accounting Developments (Continued)

Recoveries for Breaches of Representations and Warranties

        On April 14, 2011, Assured Guaranty reached a comprehensive agreement with Bank of America Corporation and its subsidiaries, including Countrywide Financial Corporation and its subsidiaries (collectively, "Bank of America"), regarding their liabilities with respect to 29 residential mortgage-backed security ("RMBS") transactions insured by Assured Guaranty, including claims relating to reimbursement for breaches of representations and warranties ("R&W") and historical loan servicing issues ("Bank of America Agreement"). Of the 29 RMBS transactions, eight are second lien transactions and 21 are first lien transactions, all of which are financial guaranty insurance except for one first lien in credit derivative form. The Bank of America Agreement covers Bank of America-sponsored securitizations that AGM or AGC has insured, as well as certain other securitizations containing concentrations of Countrywide-originated loans that AGM or AGC has insured. The transactions covered by the Bank of America Agreement have a gross par outstanding of $4.4 billion ($4.1 billion net par outstanding) as of December 31, 2011, with 27% of Assured Guaranty's total below-investment grade ("BIG") RMBS net par outstanding covered by the Bank of America Agreement.

        Bank of America paid the Company $1,042.7 million in 2011 in respect of covered second lien transactions and is obligated to pay another $57.3 million by March 2012. In consideration of the $1.1 billion, the Company has agreed to release its claims for the repurchase of mortgage loans underlying the eight second lien transactions (i.e., Assured Guaranty will retain the risk of future insured losses without further offset for R&W claims against Bank of America).

        In addition, Bank of America will reimburse Assured Guaranty 80% of claims Assured Guaranty pays on the 21 first lien transactions, until aggregate collateral losses on such RMBS transactions reach $6.6 billion. As of December 31, 2011, collateral losses for covered first lien transactions were $2.0 billion. The Company accounts for the 80% loss sharing agreement with Bank of America as subrogation. As the Company calculates expected losses for these 21 first lien transactions, such expected losses will be offset by an R&W benefit from Bank of America for 80% of these amounts. As of December 31, 2011, Bank of America had placed $941.2 million of eligible assets in trust in order to collateralize the reimbursement obligation relating to the first lien transactions. The amount of assets required to be posted may increase or decrease from time to time, as determined by rating agency requirements. As of December 31, 2011, and before cessions to reinsurers, the Company collected $58.8 million, had invoiced for an additional $6.7 million in claims paid in December and expected to collect an additional $567.9 million, on a discounted basis, for covered first lien transactions under the Bank of America Agreement.

        The Company believes the Bank of America Agreement was a significant step in the effort to recover U.S. RMBS losses the Company experienced resulting from breaches of R&W. The Company is continuing to pursue other representation and warranty providers for U.S. RMBS transactions it has insured. See "—Recovery Litigation" in Note 5, Financial Guaranty Insurance Contracts, of these Financial Statements for a discussion of the litigation proceedings the Company has initiated against other R&W providers.

3. Business Combinations

Accounting Policy

        The AGMH Acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recorded the identifiable assets acquired and liabilities assumed at their fair value at the Acquisition Date. Pre-existing relationships were effectively settled at fair value. The loss upon settlement of pre-existing relationships, along with goodwill impairment and the bargain purchase

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

3. Business Combinations (Continued)

gain resulting from the difference between the purchase price and the net assets' fair value estimates, was recorded within "Goodwill and settlement of pre-existing relationship" in the consolidated statements of operations at the Acquisition Date.

AGMH Acquisition

        The initial difference between the purchase price of $821.9 million and AGMH's recorded net assets of $2.1 billion was reduced significantly by the recognition of additional liabilities related to AGMH's insured portfolio at fair value, as required by acquisition accounting. The bargain purchase resulted from the unprecedented credit crisis, which resulted in a significant decline in AGMH's franchise value due to material insured losses, ratings downgrades and significant losses at Dexia. Dexia required government intervention in its affairs, resulting in motivation to sell AGMH. In the absence of potential purchasers of AGMH due to the financial crisis, the Company was able to negotiate a bargain purchase price.

        In many cases, determining the fair value of acquired assets and assumed liabilities required the Company to exercise significant judgment. The most significant of these determinations related to the valuation of the acquired financial guaranty direct and ceded contracts. The fair value of a financial guaranty direct contract accounted for as insurance is the estimated premium that a similarly rated hypothetical financial guarantor would demand to assume each policy and not the actual cash flows under the insurance contract. The methodology for determining such value takes into account the rating of the insured obligation, expectation of loss, sector and term. For financial guaranty contracts accounted for as insurance, loss reserves are recognized only to the extent expected losses exceed deferred premium revenue on a contract by contract basis. As the fair value of the deferred premium revenue exceeded the Company's estimate of expected loss for each contract, no loss reserves were recorded at July 1, 2009 for the Acquired Companies' contracts. See Note 5, Financial Guaranty Insurance Contracts.

        Based on the Company's assumptions, the fair value of the Acquired Companies' deferred premium revenue on its insurance contracts was $7.3 billion at July 1, 2009, an amount approximately $1.7 billion greater than the Acquired Companies' gross unearned premium reserve and loss and loss adjustment expense ("LAE") reserve (i.e., "gross stand ready obligations") at June 30, 2009. This indicates that the Acquired Companies' contractual premiums were less than the premiums a market participant of similar credit quality would demand to acquire those contracts at the Acquisition Date. The fair value of the Acquired Companies' ceded contracts at July 1, 2009 was an asset of $1.7 billion and recorded in ceded unearned premium reserve. The fair value of the ceded contracts is in part derived from the fair value of the related direct insurance contracts with an adjustment for the credit quality of each reinsurer.

        The fair value of AGMH's long-term debt was based upon quoted market prices available from third-party brokers as of the Acquisition Date. The fair value of this debt was approximately $0.3 billion lower than its carrying value immediately prior to the AGMH Acquisition. This discount is being amortized into interest expense over the estimated remaining life of the debt.

        Additionally, other acquisition accounting adjustments included (1) the write off of the Acquired Companies' deferred acquisition cost ("DAC") and (2) the consolidation of certain FG VIEs in which the combined variable interest of the Acquired Companies and AG Re resulted in the Company being the primary beneficiary. Effective January 1, 2010, the Company deconsolidated these FG VIEs in accordance with GAAP standard adopted on January 1, 2010 as discussed in Note 8, Consolidation of Variable Interest Entities.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

3. Business Combinations (Continued)

        The following table shows the assets and liabilities of the Acquired Companies after the allocation of the purchase price to the net assets. The bargain purchase gain results from the difference between the purchase price and the net assets' fair value estimates.

Allocation of Purchase Price as of July 1, 2009

(in millions)
Purchase price:
Cash	$546.0
Fair value of common shares issued (based upon June 30, 2009 closing price of AGL common shares)	275.9

Total purchase price	821.9

Identifiable assets acquired:
Investments	5,950.1
Cash	87.0
Premiums receivable, net of ceding commissions payable	854.1
Ceded unearned premium reserve	1,727.7
Deferred tax asset, net	888.1
FG VIEs' assets	1,879.4
Other assets	662.6

Total assets	12,049.0

Liabilities assumed:
Unearned premium reserve	7,286.4
Long-term debt	560.6
Credit derivative liabilities	920.0
FG VIEs' liabilities	1,878.6
Other liabilities	348.9

Total liabilities	10,994.5

Net assets	1,054.5

Bargain purchase gain resulting from the AGMH Acquisition	$232.6

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

        The Company had existing goodwill on its balance sheet at the date of acquisition relating to a previous acquisition. The Company reassessed the recoverability of the goodwill in the third quarter of 2009 subsequent to the AGMH Acquisition, which provided the Company's largest assumed book of business prior to the acquisition. As a result of the AGMH Acquisition, which significantly diminished the Company's potential near future market for assuming reinsurance, combined with the continued credit crisis, which adversely affected the fair value of the Company's in-force policies, management

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

3. Business Combinations (Continued)

determined to write off the full carrying value of $85.4 million of goodwill on its books prior to the AGMH Acquisition in the third quarter of 2009. This charge did not have any adverse effect on the Company's debt agreements or its overall compliance with the covenants of its debt agreements.

Components of Goodwill and Settlement of Pre-existing Relationship

Year Ended December 31, 2009
(in millions)
Goodwill impairment associated with assumed reinsurance line of business	$85.4
Gain on bargain purchase of AGMH	(232.6)
Settlement of pre-existing relationship in conjunction with the AGMH Acquisition	170.5

Goodwill and settlement of pre-existing relationship	$23.3

        AGMH Acquisition-related expenses were primarily driven by severance paid or accrued to AGM employees and also included various real estate, legal, consulting and relocation fees. Real estate expenses related primarily to consolidation of the Company's New York and London offices. The Company incurred additional acquisition-related expenses in 2010, primarily for consulting services employed as part of the integration process.

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

Pro Forma Condensed Combined Results of Operations (Unaudited)

	Year Ended December 31, 2009
	Revenues	Net Income Attributable to Assured Guaranty Ltd.	Net Income per Basic Share
	(in millions, except per share amounts)
Assured Guaranty as reported	$917.1	$86.0	$0.68
Pro forma combined	2,304.2	812.6	4.19

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

3. Business Combinations (Continued)

Acquisition of Municipal and Infrastructure Assurance Corporation

        On January 24, 2012, the Company agreed to acquire Municipal and Infrastructure Assurance Corporation ("MIAC"), which is licensed to provide financial guaranty insurance and reinsurance in 38 U.S. jurisdictions including the District of Columbia. The purchase of MIAC is subject to regulatory approval and is expected to close in the first half of 2012. The Company will pay $91 million in cash for MIAC; at closing, MIAC has cash and short-term investments of approximately $75 million. MIAC has not issued any financial guaranty contracts since its formation. The statutory policyholders' surplus as of September 30, 2011 was $75.1 million

4. Outstanding Exposure

        The Company's financial guaranty contracts are written in different forms, but collectively are considered financial guaranty contracts. They typically guarantee the scheduled payments of principal and interest ("Debt Service") on public finance and structured finance obligations. The Company seeks to limit its exposure to losses by underwriting obligations that are investment grade at inception, diversifying its portfolio and maintaining rigorous subordination or collateralization requirements on structured finance obligations. The Company also has utilized reinsurance by ceding business to third-party reinsurers. The Company provides financial guaranties with respect to debt obligations of special purpose entities, including VIEs. Based on accounting standards in effect during any given reporting period, some of these VIEs are consolidated as described in Note 8, Consolidation of Variable Interest Entities. The outstanding par and Debt Service amounts presented below include outstanding exposures on VIEs whether or not they are consolidated.

Debt Service Outstanding

	Gross Debt Service Outstanding		Net Debt Service Outstanding
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(in millions)
Public finance	$798,471	$851,634	$716,890	$760,167
Structured finance	137,661	178,348	128,775	166,976

Total financial guaranty	$936,132	$1,029,982	$845,665	$927,143

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

4. Outstanding Exposure (Continued)

Summary of Public and Structured Finance Insured Portfolio

	Gross Par Outstanding		Ceded Par Outstanding		Net Par Outstanding
Sector	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(in millions)
Public finance:
U.S.:
General obligation	$187,857	$198,553	$14,796	$16,754	$173,061	$181,799
Tax backed	85,866	92,246	7,860	8,843	78,006	83,403
Municipal utilities	69,803	75,588	4,599	5,522	65,204	70,066
Transportation	40,409	42,482	5,013	5,509	35,396	36,973
Healthcare	23,540	26,383	4,045	4,791	19,495	21,592
Higher education	16,535	16,584	858	897	15,677	15,687
Housing	6,363	7,316	667	754	5,696	6,562
Infrastructure finance	4,983	4,945	873	853	4,110	4,092
Investor-owned utilities	1,125	1,507	1	2	1,124	1,505
Other public finance—U.S.	5,380	5,417	76	100	5,304	5,317

Total public finance—U.S.	441,861	471,021	38,788	44,025	403,073	426,996
Non-U.S.:
Infrastructure finance	18,231	18,780	2,826	2,807	15,405	15,973
Regulated utilities	17,639	18,427	4,379	4,449	13,260	13,978
Pooled infrastructure	3,351	3,656	221	224	3,130	3,432
Other public finance—non-U.S.	9,183	9,582	1,932	2,222	7,251	7,360

Total public finance—non-U.S.	48,404	50,445	9,358	9,702	39,046	40,743

Total public finance obligations	$490,265	$521,466	$48,146	$53,727	$442,119	$467,739

Structured finance:
U.S.:
Pooled corporate obligations	$54,585	$71,591	$3,065	$4,207	$51,520	$67,384
RMBS	22,842	26,609	1,275	1,479	21,567	25,130
Financial products(1)	5,217	6,831	—	—	5,217	6,831
Commercial Mortgage-Backed Securities ("CMBS") and other commercial real estate related exposures	4,827	7,137	53	53	4,774	7,084
Consumer receivables	4,489	6,343	163	270	4,326	6,073
Insurance securitizations	1,966	1,656	73	72	1,893	1,584
Commercial receivables	1,222	2,142	8	3	1,214	2,139
Structured credit	489	1,794	65	65	424	1,729
Other structured finance—U.S.	2,453	1,980	1,154	1,178	1,299	802

Total structured finance—U.S.	98,090	126,083	5,856	7,327	92,234	118,756
Non-U.S.:
Pooled corporate obligations	19,670	25,087	1,939	2,477	17,731	22,610
Commercial receivables	1,893	1,764	28	35	1,865	1,729
RMBS	1,765	3,749	167	355	1,598	3,394
Structured credit	1,097	1,397	118	130	979	1,267
Insurance securitizations	979	979	15	15	964	964
CMBS and other commercial real estate related exposures	180	251	—	—	180	251
Other structured finance—non-U.S.	403	472	25	51	378	421

Total structured finance—non-U.S.	25,987	33,699	2,292	3,063	23,695	30,636

Total structured finance obligations	$124,077	$159,782	$8,148	$10,390	$115,929	$149,392

Total	$614,342	$681,248	$56,294	$64,117	$558,048	$617,131

(1)
As discussed in Note 2, Business Changes, Risks, Uncertainties and Accounting Developments, this represents the exposure to AGM's financial guaranties of GICs issued by AGMH's former financial products companies. This exposure is guaranteed by Dexia. The Company has also been protected by guaranties issued by the French and Belgian governments.

        As of December 31, 2011, the Company's net mortgage guaranty insurance in force was approximately $171.6 million. Of the $171.6 million, $136.1 million covers loans originated in Ireland and $35.5 million covers loans originated in the UK.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

4. Outstanding Exposure (Continued)

Financial Guaranty Portfolio by Internal Rating

	As of December 31, 2011
	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
Super senior	$—	—%	$1,138	2.9%	$16,756	18.2%	$5,660	23.9%	$23,554	4.2%
AAA	5,074	1.3	1,381	3.5	35,736	38.7	10,231	43.2	52,422	9.4
AA	139,693	34.6	1,056	2.7	11,079	12.0	976	4.1	152,804	27.4
A	213,164	52.9	11,744	30.1	4,116	4.5	1,518	6.4	230,542	41.3
BBB	40,635	10.1	21,399	54.8	5,087	5.5	3,391	14.3	70,512	12.6
BIG	4,507	1.1	2,328	6.0	19,460	21.1	1,919	8.1	28,214	5.1

Total net par outstanding	$403,073	100.0%	$39,046	100.0%	$92,234	100.0%	$23,695	100.0%	$558,048	100.0%

	As of December 31, 2010
	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
Super senior	$—	—%	$1,420	3.5%	$21,837	18.4%	$7,882	25.7%	$31,139	5.0%
AAA	5,784	1.4	1,378	3.4	45,067	37.9	13,573	44.3	65,802	10.7
AA	161,906	37.9	1,330	3.3	17,355	14.6	1,969	6.4	182,560	29.6
A	214,199	50.2	12,482	30.6	6,396	5.4	1,873	6.1	234,950	38.1
BBB	41,948	9.8	22,338	54.8	7,543	6.4	4,045	13.2	75,874	12.3
BIG	3,159	0.7	1,795	4.4	20,558	17.3	1,294	4.3	26,806	4.3

Total net par outstanding	$426,996	100.0%	$40,743	100.0%	$118,756	100.0%	$30,636	100.0%	$617,131	100.0%

        Actual maturities of insured obligations could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties. The expected maturities of structured finance obligations are, in general, considerably shorter than the contractual maturities for such obligations. For structured finance obligations, the full par outstanding for each insured risk is shown in the maturity category that corresponds to the final legal maturity of such risk.

Contractual Terms to Maturity of
Net Par Outstanding of Financial Guaranty Insured Obligations

	December 31, 2011
Terms to Maturity	Public Finance	Structured Finance	Total
	(in millions)
0 to 5 years	$90,421	$25,249	$115,670
5 to 10 years	94,718	35,176	129,894
10 to 15 years	86,628	9,600	96,228
15 to 20 years	63,153	2,807	65,960
20 years and above	107,199	43,097	150,296

Total net par outstanding	$442,119	$115,929	$558,048

        In addition to amounts shown in the tables above, the Company had outstanding commitments to provide guaranties of $2.8 billion for structured finance and $1.3 billion for public finance obligations at December 31, 2011. The structured finance commitments include the unfunded component of pooled corporate and other transactions. Public finance commitments typically relate to primary and secondary public finance debt issuances. The expiration dates for the public finance commitments range between

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

4. Outstanding Exposure (Continued)

January 1, 2012 and February 25, 2017, with $1.0 billion expiring prior to December 31, 2012. All the commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be cancelled at the counterparty's request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

        The Company seeks to maintain a diversified portfolio of insured obligations designed to spread its risk across a number of geographic areas. The following table sets forth those geographic areas with an aggregate of 2% or more of the Company's net par amount outstanding.

Geographic Distribution of Financial Guaranty Portfolio
as of December 31, 2011

	Number of Risks	Net Par Amount Outstanding	Percent of Total Net Par Amount Outstanding	Ceded Par Amount Outstanding
	(dollars in millions)
U.S.:
U.S. Public finance:
California	1,592	$57,815	10.4%	$6,206
New York	1,062	33,268	6.0	4,416
Pennsylvania	1,173	30,656	5.5	1,837
Texas	1,290	29,922	5.4	1,524
Florida	471	25,664	4.6	1,794
Illinois	1,020	25,645	4.6	3,293
New Jersey	764	17,071	3.1	3,034
Michigan	775	15,832	2.8	1,094
Massachusetts	315	11,390	2.0	2,187
Other states	5,906	155,810	27.9	13,403

Total U.S. Public finance	14,368	403,073	72.3	38,788
Structured finance (multiple states)	1,162	92,234	16.5	5,856

Total U.S.	15,530	495,307	88.8	44,644
Non-U.S.:
United Kingdom	125	24,202	4.3	5,610
Australia	37	8,356	1.5	1,405
Canada	13	4,186	0.8	552
France	23	4,056	0.7	1,136
Italy	12	2,396	0.4	478
Other	126	19,545	3.5	2,469

Total non-U.S.	336	62,741	11.2	11,650

Total	15,866	$558,048	100.0%	$56,294

Economic Exposure to the Selected European Countries

        Several European countries are experiencing significant economic, fiscal and / or political strains such that the likelihood of default on obligations with a nexus to those countries may be higher than the Company anticipated when such factors did not exist. The Company is closely monitoring its exposures in European countries where it believes heightened uncertainties exist: specifically the Selected European Countries. Published reports have identified countries that may be experiencing

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

4. Outstanding Exposure (Continued)

reduced demand for their sovereign debt in the current environment. The Company selected these European countries based on these reports and its view that their credit fundamentals are deteriorating. The Company's economic exposure to the Selected European Countries (based on par for financial guaranty contracts and notional amount for financial guaranty contracts accounted for as derivatives) is shown in the following table net of ceded reinsurance:

Net Economic Exposure to Selected European Countries(1)
December 31, 2011

	Greece	Hungary	Ireland	Italy	Portugal	Spain	Total
	(in millions)
Sovereign and sub-sovereign exposure:
Public finance	$282	$—	$—	$1,011	$113	$264	$1,670
Infrastructure finance	—	453	24	332	102	169	1,080

Sub-total	282	453	24	1,343	215	433	2,750

Non-sovereign exposure:
Regulated utilities	—	—	—	220	—	20	240
RMBS	—	257	136	516	—	—	909
Commercial receivables	—	1	28	29	15	23	96
Pooled corporate	34	—	241	289	25	550	1,139

Sub-total	34	258	405	1,054	40	593	2,384

Total	$316	$711	$429	$2,397	$255	$1,026	$5,134

Total BIG	$282	$414	$15	$245	$130	$141	$1,227

(1)
While the Company's exposures are shown in U.S. dollars, the obligations the Company insures are in various currencies, including U.S. dollars, Euros and British pounds sterling. Included in the table above is $136.1 million of reinsurance assumed on a 2004 - 2006 pool of Irish residential mortgages that is part of the Company's legacy mortgage reinsurance business ($171.6 million remaining, including the Irish exposure) and so is not included in the Company's exposure tables elsewhere in this document. One of the residential mortgage-backed securities included in the table above includes residential mortgages in both Italy and Germany, and only the portion of the transaction equal to the portion of the original mortgage pool in Italian mortgages is shown in the table.

Significant Risk Management Activities

        The Risk Oversight and Audit Committees of the Board of Directors of AGL oversee the Company's risk management policies and procedures. With input from the board committees, specific risk policies and limits are set by the Portfolio Risk Management Committee, which includes members of senior management and senior Credit and Surveillance officers. The Company's Risk Management function encompasses enterprise risk management, establishing the Company's risk appetite, credit underwriting of new business, surveillance and work-out.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

4. Outstanding Exposure (Continued)

        Work-out personnel are responsible for managing work-out and loss mitigation situations, working with surveillance and legal personnel (as well as outside vendors) as appropriate. They develop strategies for the Company to enforce its contractual rights and remedies and to mitigate its losses, engage in negotiation discussions with transaction participants and, when necessary, manage (along with legal personnel) the Company's litigation proceedings.
        Since the onset of the financial crisis, the Company has shifted personnel to loss mitigation and work-out activities and hired new personnel to augment its efforts. Although the Company's loss mitigation efforts may extend to any transaction it has identified as having loss potential, much of the activity has been focused on RMBS.

        Generally, when mortgage loans are transferred into a securitization, the loan originator(s) and/or sponsor(s) provide R&W, that the loans meet certain characteristics, and a breach of such R&W often requires that the loan be repurchased from the securitization. In many of the transactions the Company insures, it is in a position to enforce these requirements. The Company uses internal resources as well as third party forensic underwriting firms and legal firms to pursue breaches of R&W. If a provider of R&W refuses to honor its repurchase obligations, the Company may choose to initiate litigation. See "—Recovery Litigation" in Note 5, Financial Guaranty Insurance Contracts, below.

        The Company's success in pursuing R&W claims against a number of counterparties that provided R&W on a loan by loan basis has permitted the Company to pursue reimbursement agreements with R&W providers. Such agreements provide the Company with many of the benefits of pursuing the R&W claims but without the expense and uncertainty of pursuing the R&W claims on a loan by loan basis. In April 2011 the Company entered into such an agreement with Bank of America, and it continues to pursue such agreements with other counterparties as opportunities arise as described under "Bank of America Agreement" in Note 2, Business Changes, Risks, Uncertainties and Accounting Developments.

        The quality of servicing of the mortgage loans underlying an RMBS transaction influences collateral performance and ultimately the amount (if any) of the Company's insured losses. The Company has established a group to mitigate RMBS losses by influencing mortgage servicing, including, if possible, causing the transfer of servicing or establishing special servicing. As a result of the Company's efforts, at December 31, 2011 the servicing of approximately $934 million mortgage balance of mortgage loans had been transferred to a new servicer and another $2.3 billion mortgage balance of mortgage loans were being special serviced. ("Special servicing" is an industry term referencing more intense servicing applied to delinquent loans aimed at mitigating losses.)

        The Company may also employ other strategies as appropriate to avoid or mitigate losses in U.S. RMBS or other areas, including pursuing litigation in areas other than RMBS or entering into other arrangements to alleviate or reduce all or a portion of certain risks.

Surveillance Categories

        The Company segregates its insured portfolio into investment grade and BIG surveillance categories to facilitate the appropriate allocation of resources to monitoring and loss mitigation efforts and to aid in establishing the appropriate cycle for periodic review for each exposure. BIG exposures include all exposures with internal credit ratings below BBB-. The Company's internal credit ratings are based on internal assessments of the likelihood of default and loss severity in the event of default. Internal credit ratings are expressed on a ratings scale similar to that used by the rating agencies and are generally reflective of an approach similar to that employed by the rating agencies.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

4. Outstanding Exposure (Continued)

        The Company monitors its investment grade credits to determine whether any new credits need to be internally downgraded to BIG. The Company refreshes its internal credit ratings on individual credits in quarterly, semi-annual or annual cycles based on the Company's view of the credit's quality, loss potential, volatility and sector. Ratings on credits in sectors identified as under the most stress or with the most potential volatility are reviewed every quarter. The Company's insured credit ratings on assumed credits are based on the Company's reviews of low-rated credits or credits in volatile sectors, unless such information is not available, in which case, the ceding company's credit rating of the transactions are used. For example, the Company models all assumed RMBS credits with par above $1 million, as well as certain RMBS credits below that amount.

        Credits identified as BIG are subjected to further review to determine the probability of a loss (see Note 5, Financial Guaranty Insurance Contracts, "—Loss Estimation Process"). Surveillance personnel then assign each BIG transaction to the appropriate BIG surveillance category based upon whether a lifetime loss is expected and whether a claim has been paid. The Company expects "lifetime losses" on a transaction when the Company believes there is more than a 50% chance that, on a present value basis, it will pay more claims over the life of that transaction than it will ultimately have been reimbursed. For surveillance purposes, the Company calculates present value using a constant discount rate of 5%. (A risk free rate is used for recording of reserves for financial statement purposes.) A "liquidity claim" is a claim that the Company expects to be reimbursed within one year.

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

        Included in the first lien RMBS BIG exposures below is $1.8 billion of net par outstanding related to transactions covered by the Bank of America Agreement, which represents 18% of the first lien U.S. RMBS BIG net par outstanding as of December 31, 2011. Under the Bank of America Agreement, 80% of first lien claims paid by Assured Guaranty will be reimbursed, until such time as losses on the collateral underlying the RMBS on which Assured Guaranty is paying claims reach $6.6 billion.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

4. Outstanding Exposure (Continued)

Financial Guaranty Exposures
(Insurance and Credit Derivative Form)

	December 31, 2011
	BIG Net Par Outstanding
					Net Par Outstanding	BIG Net Par as a % of Net Par Outstanding
	BIG 1	BIG 2	BIG 3	Total BIG
	(in millions)
First lien U.S. RMBS:
Prime first lien	$77	$499	$—	$576	$739	0.1%
Alt-A first lien	1,720	1,395	1,540	4,655	5,329	0.8
Option ARM	120	1,088	995	2,203	2,433	0.4
Subprime (including net interest margin securities)	1,000	1,414	513	2,927	8,136	0.5
Second lien U.S. RMBS:
Closed end second lien	—	495	520	1,015	1,040	0.2
Home equity lines of credit ("HELOCs")	421	—	2,858	3,279	3,890	0.6

Total U.S. RMBS	3,338	4,891	6,426	14,655	21,567	2.6
Trust preferred securities ("TruPS")	2,501	—	951	3,452	6,334	0.6
Other structured finance	1,295	548	1,429	3,272	88,028	0.6
Public finance	5,441	556	838	6,835	442,119	1.3

Total	$12,575	$5,995	$9,644	$28,214	$558,048	5.1%

	December 31, 2010
	BIG Net Par Outstanding
					Net Par Outstanding	BIG Net Par as a % of Net Par Outstanding
	BIG 1	BIG 2	BIG 3	Total BIG
	(in millions)
First lien U.S. RMBS:
Prime first lien	$82	$542	$—	$624	$849	0.1%
Alt-A first lien	976	3,108	573	4,657	6,134	0.8
Option ARM	33	2,186	640	2,859	3,214	0.5
Subprime (including net interest margin securities)	729	2,248	106	3,083	9,039	0.4
Second lien U.S. RMBS:
Closed end second lien	63	444	624	1,131	1,164	0.2
HELOCs	369	—	3,632	4,001	4,730	0.6

Total U.S. RMBS	2,252	8,528	5,575	16,355	25,130	2.6
TruPS	1,846	—	964	2,810	6,833	0.5
Other structured finance	841	363	1,483	2,687	117,429	0.4
Public finance	3,752	283	919	4,954	467,739	0.8

Total	$8,691	$9,174	$8,941	$26,806	$617,131	4.3%

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

4. Outstanding Exposure (Continued)

By Category Below-Investment-Grade Credits

	As of December 31, 2011
	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$8,622	$3,953	$12,575	171	40	211
Category 2	4,214	1,781	5,995	71	33	104
Category 3	7,317	2,327	9,644	126	26	152

Total BIG	$20,153	$8,061	$28,214	368	99	467

	As of December 31, 2010
	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$5,450	$3,241	$8,691	119	31	150
Category 2	5,717	3,457	9,174	98	50	148
Category 3	7,281	1,660	8,941	115	12	127

Total BIG	$18,448	$8,358	$26,806	332	93	425

(1)
Includes FG VIE net par outstanding of $2,704 million as of December 31, 2011and $2,234 million as of December 31, 2010.

(2)
A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making Debt Service payments.

5. Financial Guaranty Insurance Contracts

Accounting Policies

Premium Revenue Recognition

        Premiums are received either upfront or in installments over the life of the contract. Accounting policies for financial guaranty contracts that meet the definition of insurance are consistent whether the contract was written on a direct basis, assumed from another financial guarantor under a reinsurance treaty, ceded to another insurer under a reinsurance treaty or acquired in a business combination. Accounting for financial guaranty contracts that do not meet the FASB definition of a derivative are subject to industry specific guidance which prescribes revenue recognition and loss measurement and recognition methodologies.

        "Unearned premium reserve" or "unearned premium revenue" represents "deferred premium revenue" net of paid claims that have not yet been expensed, or "contra-paid." See "—Loss and Loss Adjustment Expense Reserve" below for a description of "contra-paid."

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

5. Financial Guaranty Insurance Contracts (Continued)

        The amount of deferred premium revenue at contract inception is determined as follows:

  •
  For upfront premium financial guaranty insurance contracts originally underwritten by the Company, deferred premium revenue is equal to the amount of cash received. Upfront premiums typically relate to public finance transactions.

  •
  For installment premium financial guaranty insurance contracts originally underwritten by the Company, deferred premium revenue is the present value of either (1) contractual premiums due or (2) premiums expected to be collected over the life of the contract. The contractual term is used to estimate the present value of future premiums unless the obligations underlying the financial guaranty contract represent homogeneous pools of assets for which prepayments are contractually prepayable, the amount of prepayments are probable, and the timing and amount of prepayments can be reasonably estimated. When the Company makes a significant adjustment to prepayment assumptions, or expected premium collections, it recognizes a prospective change in premium revenues. When the Company adjusts prepayment assumptions, an adjustment is recorded to the deferred premium revenue, with a corresponding adjustment to the premium receivable. Installment premiums typically relate to structured finance transactions, where the insurance premium rate is determined at the inception of the contract but the insured par is subject to prepayment throughout the life of the deal.

  •
  For financial guaranty contracts acquired in a business combination, deferred premium revenue is equal to the fair value at the date of acquisition based on what a hypothetical similarly rated financial guaranty insurer would have charged for the contract at that date and not the actual cash flows under the insurance contract.

        The Company recognizes deferred premium revenue as earned premium over the contractual period or expected period of the contract in proportion to the amount of insurance protection provided. Amounts expected to be recognized in net earned premiums differ significantly from expected cash collections due primarily to amounts in deferred premium revenue representing cash already collected on policies paid upfront and fair value adjustments recorded in connection with the AGMH Acquisition. As premium revenue is recognized, a corresponding decrease to the deferred premium revenue is recorded. The amount of insurance protection provided is a function of the insured principal amount outstanding. Accordingly, the proportionate share of premium revenue recognized in a given reporting period is a constant rate calculated based on the relationship between the insured principal amounts outstanding in the reporting period compared with the sum of each of the insured principal amounts outstanding for all periods. When the issuer of an insured financial obligation retires the insured financial obligation before its maturity, the financial guaranty insurance contract on the retired financial obligation is extinguished. The Company immediately recognizes any nonrefundable deferred premium revenue related to that contract as premium revenue and recognizes any associated acquisition costs previously deferred as an expense.

        In the Company's assumed businesses, the Company estimates the ultimate written and earned premiums to be received from a ceding company at the end of each quarterly reporting period. A portion of the premiums must be estimated because some of the companies that cede to Assured Guaranty report premium data between 30 and 90 days after the end of the reporting period. Earned premium reported in the Company's consolidated statements of operations are based upon reports received from ceding companies supplemented by the Company's own estimates of premium for which ceding company reports have not yet been received. Differences between such estimates and actual amounts are recorded in the period in which the actual amounts are determined. When installment premiums are related to assumed reinsurance amounts, the Company assesses the credit quality and

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

5. Financial Guaranty Insurance Contracts (Continued)

liquidity of the company that the premiums are assumed from as well as the impact of any potential regulatory constraints to determine the collectability of such amounts.

        Deferred premium revenue ceded to reinsurers is recorded as an asset called "ceded unearned premium reserve." The corresponding income statement recognition is included with the direct and assumed business in "net earned premiums."

Loss and Loss Adjustment Expense Reserve

        Under financial guaranty insurance accounting, the sum of unearned premium reserve and loss and LAE reserves represents the Company's stand-ready obligation. At contract inception, the entire stand-ready obligation is represented by unearned premium reserve. A Loss and LAE reserve for a contract is only recorded when expected losses to be paid in the future plus contra-paid (i.e. "total losses") exceed the deferred premium revenue on a contract by contract basis.

        "Expected loss to be paid" represents the Company's discounted expected future cash outflows for claim payments, net of expected salvage and subrogation expected to be recovered. See "—Salvage and Subrogation Recoverable" below.

        When a claim payment is made on a contract it first reduces any recorded "loss and LAE reserve." To the extent a "loss and LAE reserve" is not recorded on a contract, which occurs when total losses are less than deferred premium revenue, or to the extent loss and LAE reserve is not sufficient to cover a claim payment, then such claim payment is recorded as "contra-paid," which reduces the unearned premium reserve. The contra-paid is recognized in the line item "loss and LAE" in the consolidated statement of operations when and for the amount that total losses exceed the remaining deferred premium revenue on the contract.

        The "expected loss to be paid" is equal to the present value of expected future net cash outflows to be paid under the contract using the current risk-free rate. That current risk-free rate is based on the remaining period of the contract used in the premium revenue recognition calculation (i.e., the contractual or expected period, as applicable). The Company updates the discount rate each quarter and records the effect of such changes in loss development. Expected net cash outflows are probability weighted cash flows that reflect the likelihood of all possible outcomes. The Company estimates the expected net cash outflows using management's assumptions about the likelihood of all possible outcomes based on all information available to it. Those assumptions consider the relevant facts and circumstances and are consistent with the information tracked and monitored through the Company's risk-management activities.

Salvage and Subrogation Recoverable

        When the Company becomes entitled to the cash flow from the underlying collateral of an insured credit under salvage and subrogation rights as a result of a claim payment or estimated future claim payment, it reduces the "expected loss to be paid" on the contract. Such reduction in expected to be paid can result in one of the following:

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

5. Financial Guaranty Insurance Contracts (Continued)

        The Company recognizes the expected recovery of AGMH claim payments made prior to the Acquisition consistent with its policy for recognizing recoveries on all financial guaranty insurance contracts. To the extent that the estimated amount of recoveries increases or decreases, due to changes in facts and circumstances, including the examination of additional loan files and our experience in recovering loans put back to the originator, the Company would recognize a benefit or expense consistent with how changes in the expected recovery of all other claim payments are recorded.

Policy Acquisition Costs

        Costs that vary with and are directly related to the production of new financial guaranty contracts that meet the definition of insurance are deferred and amortized in relation to earned premiums. These costs include direct and indirect expenses such as ceding commissions, and the cost of underwriting and marketing personnel. Management uses its judgment in determining the type and amount of cost to be deferred. The Company conducts an annual study to determine which operating costs vary with, and are directly related to, the acquisition of new business, and therefore qualify for deferral. Ceding commission income on business ceded to third party reinsurers reduces policy acquisition costs and is deferred. Expected losses, LAE and the remaining costs of servicing the insured or reinsured business are considered in determining the recoverability of DAC. When an insured issue is retired early, the remaining related DAC is expensed at that time. Ceding commission expense and income associated with future installment premiums on assumed and ceded business, respectively, are calculated at their contractually defined rates and recorded in deferred acquisition costs on the consolidated balance sheets with a corresponding offset to net premium receivable or reinsurance balances payable.

        In October 2010, the FASB adopted Accounting Standards Update ("Update") No. 2010-26. The amendment in the Update specifies that certain costs incurred in the successful acquisition of new and renewal insurance contracts should be capitalized. These costs include direct costs of contract acquisition that result directly from and are essential to the contract transaction and would not have been incurred by the insurance entity had the contract transaction not occurred. Costs incurred by the insurer for soliciting potential customers, market research, training, administration, unsuccessful acquisition efforts, and product development as well as all overhead type costs should be charged to expense as incurred. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company is adopting this new guidance on January 1, 2012 and estimates that the after-tax cumulative effect on opening retained earnings on that date to be a decrease of $60 million to $80 million and the pre-tax cumulative effect on DAC to be a decrease of $90 million to $110 million. The Company is adopting this guidance with retrospective application and will revise previously issued historical financial statements in future filings.

Application of Financial Guaranty Insurance Accounting to the AGMH Acquisition

        Acquisition accounting required that the fair value of each of the financial guaranty contracts in AGMH's insured portfolio be recorded on the Company's consolidated balance sheet at the Acquisition Date. The fair value of AGMH's direct contracts was recorded on the line items "premium receivable, net of ceding commissions payable" and "unearned premium reserve" and the fair value of its ceded contracts was recorded within "reinsurance balances payable" and "ceded unearned premium reserve" on the consolidated balance sheet.

        At the Acquisition Date, the acquired AGMH financial guaranty insurance contracts were recorded at fair value. Due to the unprecedented credit crisis, the Company acquired AGMH at a significant discount to its book value primarily because the fair value of the obligation associated with its financial

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

5. Financial Guaranty Insurance Contracts (Continued)

guaranty insurance contracts was significantly in excess of the obligation's historical carrying value. The Company, taking into account then current market spreads and risk premiums, recorded the fair value of these contracts based on what a hypothetical similarly rated financial guaranty insurer would have charged for each contract at the Acquisition Date and not the actual cash flows under the insurance contract. This resulted in some AGMH acquired contracts having a significantly higher unearned premium reserve and, subsequently, higher premium earnings compared to the contractual premium cash flows for the policy.

        On the Acquisition Date, there were limited financial guaranty contracts being written in the structured finance market, particularly in the U.S. RMBS asset class. Therefore, for certain asset classes, significant judgment was required by management to determine the estimated fair value of the acquired contracts. The Company determined the fair value of these contracts by taking into account the rating of the insured obligation, expectation of loss, estimated risk premiums, sector and term.

Financial Guaranty Insurance Premiums and Losses

        The portfolio of outstanding exposures discussed in Note 4, Outstanding Exposure, includes financial guaranty contracts that meet the definition of insurance contracts as well as those that meet the definition of derivative contracts. Amounts presented in this Note relate to financial guaranty insurance contracts. Tables presented herein also present reconciliations to financial statement line items for other less significant types of insurance.

Net Earned Premiums

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Scheduled net earned premiums	$764.6	$1,054.4	$724.9
Acceleration of premium earnings	125.2	90.0	173.8
Accretion of discount on net premiums receivable	28.5	39.9	28.7

Total financial guaranty	918.3	1,184.3	927.4
Other	1.8	2.4	3.0

Total net earned premiums(1)	$920.1	$1,186.7	$930.4

(1)
Excludes $74.7 million in 2011 and $47.6 million in 2010, related to consolidated FG VIEs.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

5. Financial Guaranty Insurance Contracts (Continued)

Gross Premium Receivable, Net of Ceding Commissions Roll Forward

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Gross premium receivable, net of ceding commissions payable:
Balance beginning of period, December 31	$1,167.6	$1,418.2	$15.7
Change in accounting(1)	—	(19.0)	721.5

Balance beginning of the period, adjusted	1,167.6	1,399.2	737.2
Premiums receivable purchased in AGMH Acquisition on July 1, 2009 after intercompany eliminations	—	—	800.9
Premium written, net(2)	244.6	347.1	594.5
Premium payments received, net	(317.6)	(486.8)	(736.4)
Adjustments to the premium receivable:
Changes in the expected term of financial guaranty insurance contracts	(104.0)	(101.8)	(37.5)
Accretion of discount	31.8	43.1	27.7
Foreign exchange translation	(5.1)	(31.4)	37.0
Consolidation of FG VIEs	(9.8)	(6.5)	—
Other adjustments	(4.6)	4.7	(5.2)

Balance, end of period, December 31(3)	$1,002.9	$1,167.6	$1,418.2

(1)
Represents elimination of premium receivable at January 1, 2010 related to consolidated FG VIEs upon the adoption of the new accounting guidance and the adoption of the financial guaranty insurance accounting model on January 1, 2009.

(2)
Includes $16.1 million of premium written related to financial guaranty insurance contracts which replaced existing credit derivative contracts in 2011.

(3)
Excludes $27.5 million as of December 31, 2011 and $23.4 million as of December 31, 2010 related to consolidated FG VIEs.

        Gains or losses due to foreign exchange rate changes relate to installment premium receivables denominated in currencies other than the U.S. dollar. Approximately 47% and 42% of installment premiums at December 31, 2011 and 2010, respectively, are denominated in currencies other than the U.S. dollar, primarily in euro and British Pound Sterling.

        Actual collections may differ from expected collections in the tables below due to factors such as foreign exchange rate fluctuations, counterparty collectability issues, refundings, accelerations, commutations and changes in expected lives.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

5. Financial Guaranty Insurance Contracts (Continued)

Expected Collections of Gross Premiums Receivable,
Net of Ceding Commissions (Undiscounted)

December 31, 2011
(in millions)
2012 (January 1 – March 31)	$56.2
2012 (April 1 – June 30)	40.6
2012 (July 1 – September 30)	28.4
2012 (October 1 – December 31)	42.8
2013	104.3
2014	92.1
2015	81.8
2016	75.9
2017-2021	299.1
2022-2026	200.3
2027-2031	146.5
After 2031	178.6

Total(1)	$1,346.6

(1)
Excludes expected cash collections on FG VIEs of $33.3 million.

Components of Unearned Premium Reserve

	As of December 31, 2011			As of December 31, 2010
	Gross	Ceded	Net(1)	Gross	Ceded	Net(1)
	(in millions)
Deferred premium revenue	$6,046.3	$727.4	$5,318.9	$7,108.2	$846.2	$6,262.0
Contra-paid	(92.2)	(18.8)	(73.4)	(146.1)	(24.8)	(121.3)

Total financial guaranty	5,954.1	708.6	5,245.5	6,962.1	821.4	6,140.7
Other	8.7	0.3	8.4	10.8	0.4	10.4

Total	$5,962.8	$708.9	$5,253.9	$6,972.9	$821.8	$6,151.1

(1)
Total net unearned premium reserve excludes $274.2 million and $193.2 million related to FG VIE's as of December 31, 2011 and December 31, 2010, respectively.

        The following table provides a schedule of the expected timing of the income statement recognition of financial guaranty insurance net deferred premium revenue and the present value of net expected losses to be expensed, pretax which are not included in loss and LAE reserve. The amount and timing of actual premium earnings and loss and LAE may differ from the estimates shown below due to factors such as refundings, accelerations, commutations, changes in expected lives and updates to loss estimates. A Loss and LAE reserve is only recorded for the amount by which net expected loss to be expensed exceeds deferred premium revenue determined on a contract-by-contract basis. This table excludes amounts related to consolidated FG VIEs.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

5. Financial Guaranty Insurance Contracts (Continued)

Expected Timing of Financial Guaranty Insurance
Premium and Loss Recognition

	As of December 31, 2011
	Scheduled Net Earned Premium	Net Expected Loss to be Expensed	Net
	(in millions)
2012 (January 1–March 31)	$153.5	$32.1	$121.4
2012 (April 1–June 30)	147.5	27.5	120.0
2012 (July 1–September 30)	140.5	24.0	116.5
2012 (October 1–December 31)	134.5	20.9	113.6

Subtotal 2012	576.0	104.5	471.5
2013	485.8	61.0	424.8
2014	426.5	44.0	382.5
2015	378.4	34.9	343.5
2016	343.1	30.9	312.2
2017 - 2021	1,297.7	135.3	1,162.4
2022 - 2026	811.8	68.1	743.7
2027 - 2031	492.5	34.4	458.1
After 2031	507.1	24.3	482.8

Total present value basis(1)(2)	5,318.9	537.4	4,781.5
Discount	296.0	276.1	19.9

Total future value	$5,614.9	$813.5	$4,801.4

(1)
Balances represent discounted amounts.

(2)
Consolidation of FG VIEs resulted in reductions of $407.2 million in future scheduled amortization of deferred premium revenue and $222.7 million in net present value of expected loss to be expensed.

Selected Information for Policies Paid in Installments

	As of December 31,
	2011	2010
	(dollars in millions)
Premiums receivable, net of ceding commission payable	$1,002.9	$1,167.6
Gross deferred premium revenue	2,192.6	2,933.6
Weighted-average risk-free rate used to discount premiums	3.4	3.5
Weighted-average period of premiums receivable (in years)	9.8	10.1

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

5. Financial Guaranty Insurance Contracts (Continued)

Rollforward of Deferred Acquisition Costs

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Balance, beginning of period	$239.8	$242.0	$288.6
Change in accounting(1)	—	—	101.8
Settlement of pre-existing relationships(2)	—	—	(114.0)
Costs deferred during the period:
Ceded and assumed commissions	(12.5)	(18.2)	(10.2)
Premium taxes	6.6	11.6	14.2
Compensation and other acquisition costs	28.8	39.4	25.9

Total	22.9	32.8	29.9
Costs amortized during the period	(30.8)	(34.1)	(53.9)
Foreign exchange translation	0.0	(0.9)	(10.4)

Balance, end of period	$231.9	$239.8	$242.0

(1)
Represents the effect of the adoption of financial guaranty accounting guidance on January 1, 2009.

(2)
As discussed in Note 3, Business Combinations, the Company settled the pre-existing relationship with AGMH. This relates to DAC associated with business previously assumed by AG Re from AGMH.

Loss Estimation Process

        The Company's loss reserve committees estimate expected loss to be paid for its financial guaranty exposures. Surveillance personnel present analysis related to potential losses to the Company's loss reserve committees for consideration in estimating the expected loss to be paid. Such analysis includes the consideration of various scenarios with potential probabilities assigned to them. Depending upon the nature of the risk, the Company's view of the potential size of any loss and the information available to the Company, that analysis may be based upon individually developed cash flow models, internal credit rating assessments and sector-driven loss severity assumptions or judgmental assessments. In the case of its assumed business, the Company may conduct its own analysis as just described or, depending on the Company's view of the potential size of any loss and the information available to the Company, the Company may use loss estimates provided by ceding insurers. The Company's loss reserve committees review and refresh the estimate of expected loss to be paid each quarter. The Company's estimate of ultimate loss on a policy is subject to significant uncertainty over the life of the insured transaction due to the potential for significant variability in credit performance as a result of economic, fiscal and financial market variability over the long duration of most contracts. The determination of expected loss to be paid is an inherently subjective process involving numerous estimates, assumptions and judgments by management.

        The following table presents a roll forward of the present value of net expected loss to be paid for financial guaranty insurance contracts by sector. Net expected loss to be paid is the estimate of the present value of future claim payments, net of reinsurance and net of salvage and subrogation, which includes the present value benefit of estimated recoveries for breaches of R&W. The Company used weighted average risk-free rates for U.S. dollar denominated obligations, which ranged from 0.0% to 3.27% as of December 31, 2011 and 0.0% to 5.34% as of December 31, 2010.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

5. Financial Guaranty Insurance Contracts (Continued)

Financial Guaranty Insurance
Present Value of Net Expected Loss to be Paid
Roll Forward by Sector(1)

	Net Expected Loss to be Paid as of December 31, 2010(4)	Economic Loss Development(2)	(Paid) Recovered Losses(3)	Net Expected Loss to be Paid as of December 31, 2011(4)
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$1.4	$0.4	$—	$1.8
Alt-A first lien	184.4	14.6	(64.1)	134.9
Option ARM	523.7	3.9	(374.7)	152.9
Subprime	200.4	(43.0)	(17.1)	140.3

Total first lien	909.9	(24.1)	(455.9)	429.9
Second lien:
Closed-end second lien	56.6	(78.0)	(58.2)	(79.6)
HELOCs	(805.7)	151.0	623.6	(31.1)

Total second lien	(749.1)	73.0	565.4	(110.7)

Total U.S. RMBS	160.8	48.9	109.5	319.2
Other structured finance	159.1	111.0	(17.3)	252.8
Public finance	88.9	42.3	(65.2)	66.0

Total	$408.8	$202.2	$27.0	$638.0

	Net Expected Loss to be Paid as of December 31, 2009	Economic Loss Development(2)	(Paid) Recovered Losses(3)	Expected Loss to be Paid as of December 31, 2010(4)
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$—	$1.4	$—	$1.4
Alt-A first lien	204.4	40.0	(60.0)	184.4
Option ARM	545.2	160.1	(181.6)	523.7
Subprime	77.5	126.3	(3.4)	200.4

Total first lien	827.1	327.8	(245.0)	909.9
Second lien:
Closed-end second lien	199.3	(73.3)	(69.4)	56.6
HELOCs	(206.6)	(86.3)	(512.8)	(805.7)

Total second lien	(7.3)	(159.6)	(582.2)	(749.1)

Total U.S. RMBS	819.8	168.2	(827.2)	160.8
Other structured finance	115.7	52.0	(8.6)	159.1
Public finance	130.9	9.6	(51.6)	88.9

Total	$1,066.4	$229.8	$(887.4)	$408.8

(1)
Amounts include all expected payments whether or not the insured transaction VIE is consolidated. Amounts exclude reserves for mortgage business of $1.9 million as of December 31, 2011 and $2.1 million as of December 31, 2010.

(2)
Economic loss development includes the effects of changes in assumptions based on observed market trends, changes in discount rates, accretion of discount and the economic effects of loss mitigation efforts.

(3)
Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded in reinsurance recoverable on paid losses included in other assets.

(4)
Includes expected LAE to be paid for mitigating claim liabilities of $35.5 million as of December 31, 2011 and $17.2 million as of December 31, 2010.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

5. Financial Guaranty Insurance Contracts (Continued)

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

Reconciliation of Present Value of Net Expected Loss to be Paid
and Net Present Value of Net Expected Loss to be Expensed

	As of December 31,
	2011	2010
	(in millions)
Net expected loss to be paid	$638.0	$408.8
Less: net expected loss to be paid for FG VIEs	(106.7)	49.2

Total	744.7	359.6
Contra-paid, net	73.4	121.3
Salvage and subrogation recoverable	367.7	1,032.4
Ceded salvage and subrogation recoverable(1)	(40.6)	(129.4)
Loss and LAE reserve	(676.9)	(570.8)
Reinsurance recoverable on unpaid losses	69.1	20.8

Net expected loss to be expensed(2)	$537.4	$833.9

(1)
Recorded in reinsurance balances payable on the consolidated balance sheet.

(2)
Excludes $222.7 million and $211.9 million as of December 31, 2011 and 2010, respectively, related to consolidated FG VIEs.

The Company's Approach to Projecting Losses in U.S. RMBS

        The Company projects losses on its insured U.S. RMBS on a transaction-by-transaction basis by projecting the performance of the underlying pool of mortgages over time and then applying the structural features (i.e., payment priorities and tranching) of the RMBS to the projected performance of the collateral over time. The resulting projected claim payments or reimbursements are then discounted using risk-free rates. For transactions where the Company projects it will receive recoveries from providers of R&W, it projects the amount of recoveries and either establishes a recovery for claims already paid or reduces its projected claim payments accordingly.

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

        Mortgage borrowers that are not more than one payment behind (generally considered performing borrowers) have demonstrated an ability and willingness to pay throughout the recession and mortgage crisis, and as a result are viewed as less likely to default than delinquent borrowers. Performing borrowers that eventually default will also need to progress through delinquency categories before any defaults occur. The Company projects how many of the currently performing loans will default and when by first converting the projected near term defaults of delinquent borrowers derived from

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

5. Financial Guaranty Insurance Contracts (Continued)

liquidation rates into a vector of conditional default rates, then projecting how the conditional default rates will develop over time. Loans that are defaulted pursuant to the conditional default rate after the liquidation of currently delinquent loans represent defaults of currently performing loans. A conditional default rate is the outstanding principal amount of defaulted loans liquidated in the current month divided by the remaining outstanding amount of the whole pool of loans (or "collateral pool balance"). The collateral pool balance decreases over time as a result of scheduled principal payments, partial and whole principal repayments, and defaults.

        In order to derive collateral pool losses from the collateral pool defaults it has projected, the Company applies a loss severity. The loss severity is the amount of loss the transaction experiences on a defaulted loan after the application of net proceeds from the disposal of the underlying property. The Company projects loss severities by sector based on its experience to date. Further detail regarding the assumptions and variables the Company used to project collateral losses in its U.S. RMBS portfolio may be found below in the sections "U.S. Second Lien RMBS Loss Projections: HELOCs and Closed-End Second Lien" and "U.S. First Lien RMBS Loss Projections: Alt-A First Lien, Option ARM, Subprime and Prime."

        The Company is in the process of enforcing claims for breaches of R&W regarding the characteristics of the loans included in the collateral pools. The Company calculates a credit from the RMBS issuer for such recoveries where the R&W were provided by an entity the Company believes to be financially viable and where the Company already has access or believes it will attain access to the underlying mortgage loan files. Where the Company has an agreement with an R&W provider (e.g., the Bank of America Agreement) or where it is in advanced discussions on a potential agreement, that credit is based on the agreement or potential agreement. In second lien RMBS transactions where there is no agreement or advanced discussions, this credit is based on a percentage of actual repurchase rates achieved across those transactions where material repurchases have been made, while in first lien RMBS transactions where there is no agreement or advanced discussions, this credit is estimated by reducing collateral losses projected by the Company to reflect a percentage of the recoveries the Company believes it will achieve, based on the number of breaches identified to date and incorporated scenarios based on the amounts the Company was able to negotiate under the Bank of America Agreement. The first lien approach is different from the second lien approach because the Company's first lien transactions have multiple tranches and a more complicated method is required to correctly allocate credit to each tranche. In each case, the credit is a function of the projected lifetime collateral losses in the collateral pool, so an increase in projected collateral losses generally increases the R&W credit calculated by the Company for the RMBS issuer. Further detail regarding how the Company calculates these credits may be found under "Breaches of Representations and Warranties" below.

        The Company projects the overall future cash flow from a collateral pool by adjusting the payment stream from the principal and interest contractually due on the underlying mortgages for (a) the collateral losses it projects as described above, (b) assumed voluntary prepayments and (c) recoveries for breaches of R&W as described above. The Company then applies an individual model of the structure of the transaction to the projected future cash flow from that transaction's collateral pool to project the Company's future claims and claim reimbursements for that individual transaction. Finally, the projected claims and reimbursements are discounted using risk-free rates. As noted above, the Company runs several sets of assumptions regarding mortgage collateral performance, or scenarios, and probability weights them.

Year-End 2011 U.S. RMBS Loss Projections

        The shape of the RMBS loss projection curves used by the Company in both the year end of 2011 and the year end of 2010 assume that the housing and mortgage markets will eventually improve. The Company retained the same general shape of the RMBS loss projection curves at year end 2011 as at

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

5. Financial Guaranty Insurance Contracts (Continued)

year end 2010, reflecting the Company's view, based on its observation of continued elevated levels of early stage delinquencies, that the housing and mortgage market recovery is occurring at a slower than previously expected pace. Over the course of 2011, the Company also made a number of changes to its RMBS loss projection assumptions reflecting that same view of the housing and mortgage markets.

        The scenarios the Company used to project RMBS collateral losses for second lien RMBS transactions at year end 2011 were essentially the same as those it used at year end 2010, except that based on its observation of the continued elevated levels of early stage delinquencies, (i) as noted above, the Company retained the same general shape of its RMBS loss projection curves, (ii) the Company increased its base case expected period for reaching the final conditional default rate in 2011; and (iii) the Company adjusted the probability weightings it applied from year-end 2010 to reflect the changes to those scenarios. Taken together, the changes in assumptions between year-end 2010 and 2011 had the effect of reflecting a slower recovery in the housing market than had been assumed at the beginning of the year.

        The Company used the same general approach to project RMBS collateral losses for first lien RMBS transactions at year end 2011 as it did at year end 2010, except that (i) as noted above, based on its observation of the continued elevated levels of early stage delinquencies, the Company retained the same general shape of its RMBS loss projection curves; (ii) based on its observation of increased loss severity rates, the Company increased its projected loss severity rates in various of its scenarios; and (iii) based on its observation of liquidation rates, the Company decreased the liquidation rates it applies to non-performing loans (the Company made this change at year-end 2011). Finally, again reflecting continued high levels of early stage delinquencies and increased loss severity rates, the Company added a more stressful scenario at year-end 2011 reflecting an even slower potential recovery in the housing and mortgage markets. Additionally, the Company's year-end 2011 base case is a scenario that in previous quarters was assumed to be one of the stress scenarios. Taken together, the changes in assumptions between year-end 2010 and 2011 had the effect of (a) reflecting a slower recovery in the housing market than had been assumed at the beginning of the year and (b) for subprime transactions increasing the initial loss severities in most scenarios from 80% to 90% and for other first lien transactions increasing initial loss severities from 60% to 65% and peak loss severities in a stress case from 60% to 75%.

        The Company also used generally the same methodology to project the credit received for recoveries in R&W at year-end 2011 as was used at year-end 2010. The primary difference relates to the execution of the Bank of America Agreement and the inclusion of the terms of the agreement as a potential scenario in transactions not covered by the Bank of America as well as incorporating the projected terms of a potential agreement with another entity. Compared with year-end 2010, the Company calculated R&W credits for two more second lien transactions and 11 more first lien transactions where either it obtained loan files, concluded it had the right to obtain loan files that it had not previously concluded were accessible or anticipates receiving a benefit due to an agreement or potential agreement with an R&W provider.

Year-End 2010 U.S. RMBS Loss Projections

        The Company retained the same general shape of the RMBS loss projection curves at year end 2010 as at year end 2009, reflecting the Company's view, based on its observation of continued elevated levels of early stage delinquencies, that the housing and mortgage market recovery was occurring at a slower than previously expected pace. The specific shape of those curves was adjusted in the second quarter 2010 to reflect the Company's view that it was observing the beginning of an improvement in the housing and mortgage markets, and this specific shape of the loss projection curves was retained at year-end 2010. However, in the fourth quarter 2010, due to the Company's concerns about the timing and strength of any recovery in the mortgage and housing markets, the Company adjusted the

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

5. Financial Guaranty Insurance Contracts (Continued)

probability weightings it applied to its scenarios to reflect a somewhat more pessimistic view. Also in the fourth quarter 2010 the Company increased its initial subprime loss severity assumption to reflect recent experience. Taken together, the changes in the assumptions between year-end 2009 and 2010 had the effect of (a) reflecting a slower recovery in the housing market than had been assumed at the beginning of the year, and (b) increasing the assumed initial loss severities for subprime transactions from 70% to 80%.

        The Company also used generally the same methodology to project the credit received for recoveries on R&W at year-end 2010 as it used at year-end 2009. Other than the impact of the increase in projected collateral defaults on the calculation of the credit, the primary difference relates to the population of transactions the Company included in its R&W credits. The Company added credits for four second lien transactions: two transactions where a capital infusion of the provider of the R&W made that company financially viable in the Company's opinion and another two transactions where the Company obtained loan files that it had not previously concluded were accessible. The Company added credits for four first lien transactions where it has obtained loan files that it had not previously concluded were accessible. The Company also refined some of the assumptions in the calculation of the amount of the credit to reflect actual experience.

U.S. Second Lien RMBS Loss Projections: HELOCs and Closed-End Second Lien

        The Company insures two types of second lien RMBS: those secured by HELOCs and those secured by closed end second lien mortgages. HELOCs are revolving lines of credit generally secured by a second lien on a one to four family home. A mortgage for a fixed amount secured by a second lien on a one to four family home is generally referred to as a closed end second lien. Both first lien RMBS and second lien RMBS sometimes include a portion of loan collateral with a different priority than the majority of the collateral. The Company has material exposure to second lien mortgage loans originated and serviced by a number of parties, but the Company's most significant second lien exposure is to HELOCs originated and serviced by Countrywide, a subsidiary of Bank of America. See "—Breaches of Representations and Warranties."

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

        The Company believes the primary variables affecting its expected losses in second lien RMBS transactions are the amount and timing of future losses in the collateral pool supporting the transactions and the amount of loans repurchased for breaches of R&W (or agreements with R&W providers related to such obligations). Expected losses are also a function of the structure of the transaction; the voluntary prepayment rate (typically also referred to as conditional prepayment rate of the collateral); the interest rate environment; and assumptions about the draw rate and loss severity. These variables are interrelated, difficult to predict and subject to considerable volatility. If actual experience differs from the Company's assumptions, the losses incurred could be materially different from the estimate. The Company continues to update its evaluation of these exposures as new information becomes available.

        The following table shows the key assumptions used in the calculation of estimated expected loss to be paid for direct vintage 2004 - 2008 second lien U.S. RMBS.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

5. Financial Guaranty Insurance Contracts (Continued)

Key Assumptions in Base Case Expected Loss Estimates
Second Lien RMBS(1)

HELOC Key Variables	As of December 31, 2011	As of December 31, 2010	As of December 31, 2009
Plateau conditional default rate	4.0 – 27.4%	4.2 – 22.1%	10.7 – 40.0%
Final conditional default rate trended down to	0.4 – 3.2%	0.4 – 3.2%	0.5 – 3.2%
Expected period until final conditional default rate	36 months	24 months	21 months
Initial conditional prepayment rate	1.4 – 25.8%	3.3 – 17.5%	1.9 – 14.9%
Final conditional prepayment rate	10%	10%	10%
Loss severity	98%	98%	95%
Initial draw rate	0.0 – 15.3%	0.0 – 6.8%	0.1 – 2.0%

Closed end second lien Key Variables	As of December 31, 2011	As of December 31, 2010	As of December 31, 2009
Plateau conditional default rate	6.9 – 24.8%	7.3 – 27.1%	21.5 – 44.2%
Final conditional default rate trended down to	3.5 – 9.2%	2.9 – 8.1%	3.3 – 8.1%
Expected period until final conditional default rate	36 months	24 months	21 months
Initial conditional prepayment rate	0.9 – 14.7%	1.3 – 9.7%	0.8 – 3.6%
Final conditional prepayment rate	10%	10%	10%
Loss severity	98%	98%	95%

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

        As of December 31, 2011, for the base case scenario, the conditional default rate (the "plateau conditional default rate") was held constant for one month. Once the plateau period has ended, the conditional default rate is assumed to gradually trend down in uniform increments to its final long-term steady state conditional default rate. In the base case scenario, the time over which the conditional default rate trends down to its final conditional default rate is 30 months (compared with 18 months at year-end 2010 and year-end 2009). Therefore, the total stress period for second lien transactions is 36 months, comprising five months of delinquent data, a one month plateau period and 30 months of decrease to the steady state conditional default rate. This is 12 months longer than the 24 months of

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

5. Financial Guaranty Insurance Contracts (Continued)

total stress period used at year-end 2010 and year-end 2009. The long-term steady state conditional default rates are calculated as the constant conditional default rates that would have yielded the amount of losses originally expected at underwriting. When a second lien loan defaults, there is generally a very low recovery. Based on current expectations of future performance, the Company assumes that it will only recover 2% of the collateral, the same as the year-end 2010 but less than the 5% assumed at year-end 2009.

        The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected (which is a function of the conditional default rate and the loan balance over time) as well as the amount of excess spread (which is the excess of the interest paid by the borrowers on the underlying loan over the amount of interest and expenses owed on the insured obligations). In the base case, the current conditional prepayment rate is assumed to continue until the end of the plateau before gradually increasing to the final conditional prepayment rate over the same period the conditional default rate decreases. For transactions where the initial conditional prepayment rate is higher than the final conditional prepayment rate, the initial conditional prepayment rate is held constant. The final conditional prepayment rate is assumed to be 10% for both HELOC and closed end second lien transactions. This level is much higher than current rates for most transactions, but lower than the historical average, which reflects the Company's continued uncertainty about the projected performance of the borrowers in these transactions. This pattern is consistent with how the Company modeled the conditional prepayment rate at year-end 2010. To the extent that prepayments differ from projected levels it could materially change the Company's projected excess spread and losses.

        The Company uses a number of other variables in its second lien loss projections, including the spread between relevant interest rate indices, and HELOC draw rates (the amount of new advances provided on existing HELOCs expressed as a percentage of current outstanding advances). For HELOC transactions, the draw rate is assumed to decline from the current level to a final draw rate over a period of three months. The final draw rates were assumed to range from 0.0% to 1.3% in all but one instance where the final draw rate was 7.7%.

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

        At year-end 2011, the Company's base case assumed a one month conditional default rate plateau and a 30 month ramp-down (for a total stress period of 36 months). Increasing the conditional default rate plateau to four months and keeping the ramp-down at 30-months (for a total stress period of 39 months) would increase the expected loss by approximately $56.9 million for HELOC transactions and $5.0 million for closed end second lien transactions. On the other hand, keeping the conditional default rate plateau at one month but decreasing the length of the conditional default rate ramp-down to a 24 month assumption (for a total stress period of 30 months) would decrease the expected loss by approximately $53.6 million for HELOC transactions and $2.9 million for closed-end second lien transactions.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

5. Financial Guaranty Insurance Contracts (Continued)

U.S. First Lien RMBS Loss Projections: Alt-A First Lien, Option ARM, Subprime and Prime

        First lien RMBS are generally categorized in accordance with the characteristics of the first lien mortgage loans on one-to-four family homes supporting the transactions. The collateral supporting "subprime RMBS" transactions consists of first-lien residential mortgage loans made to subprime borrowers. A "subprime borrower" is one considered to be a higher risk credit based on credit scores or other risk characteristics. Another type of RMBS transaction is generally referred to as "Alt-A first lien." The collateral supporting such transactions consists of first-lien residential mortgage loans made to "prime" quality borrowers who lack certain ancillary characteristics that would make them prime. When more than 66% of the loans originally included in the pool are mortgage loans with an option to make a minimum payment that has the potential to amortize the loan negatively (i.e., increase the amount of principal owed), the transaction is referred to as an "Option ARM." Finally, transactions may be composed primarily of loans made to prime borrowers. Both first lien RMBS and second lien RMBS sometimes include a portion of loan collateral that differs in priority from the majority of the collateral.

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

        The majority of projected losses in first lien RMBS transactions are expected to come from non-performing mortgage loans (those that are delinquent or in foreclosure or where the loan has been foreclosed and the RMBS issuer owns the underlying real estate). An increase in non-performing loans beyond that projected in the previous period is one of the primary drivers of loss development in this portfolio. In order to determine the number of defaults resulting from these delinquent and foreclosed loans, the Company applies a liquidation rate assumption to loans in each of various delinquency categories. The Company arrived at its liquidation rates based on data in Loan Performance and assumptions about how delays in the foreclosure process may ultimately affect the rate at which loans are liquidated. The Loan Performance securities databases, provided by CoreLogic, Inc., are said to be the industry's largest and most comprehensive and include loan-level data on more than $2.2 trillion in mortgage-backed and asset-backed securities (more than 90% of the market) as well as analytical tools designed to help evaluate that data. The liquidation rate is a standard industry measure that is used to estimate the number of loans in a given aging category that will default within a specified time period. The Company projects these liquidations to occur over two years. For year-end 2011 the Company reviewed data in Loan Performance and, based on that data, determined that its liquidation rate assumptions needed to be updated. The following table shows liquidation assumptions for various delinquency categories.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

5. Financial Guaranty Insurance Contracts (Continued)

First Lien Liquidation Rates

	December 31, 2011	December 31, 2010	December 31, 2009
30 – 59 Days Delinquent
Alt A and Prime	35%	50%	50%
Option ARM	50	50	50
Subprime	30	45	45
60 – 89 Days Delinquent
Alt A and Prime	55	65	65
Option ARM	65	65	65
Subprime	45	65	65
90+ Days Delinquent
Alt A and Prime	65	75	75
Option ARM	75	75	75
Subprime	60	70	70
Bankruptcy
Alt A and Prime	55	75	75
Option ARM	70	75	75
Subprime	50	70	70
Foreclosure
Alt A and Prime	85	85	85
Option ARM	85	85	85
Subprime	80	85	85
Real Estate Owned (REO)
All	100	100	100

        While the Company uses liquidation rates as described above to project defaults of non-performing loans, it projects defaults on presently current loans by applying a conditional default rate trend. The start of that conditional default rate trend is based on the defaults the Company projects will emerge from currently nonperforming loans. The total amount of expected defaults from the non-performing loans is translated into a constant conditional default rate (i.e., the conditional default rate plateau), which, if applied for each of the next 24 months, would be sufficient to produce approximately the amount of defaults that were calculated to emerge from the various delinquency categories. The conditional default rate thus calculated individually on the delinquent collateral pool for each RMBS is then used as the starting point for the conditional default rate curve used to project defaults of the presently performing loans.

        In the base case, each transaction's conditional default rate is projected to improve over 12 months to an intermediate conditional default rate (calculated as 20% of its conditional default rate plateau, which was a stress case in prior periods when 15% was used in the base case); that intermediate conditional default rate is held constant for 36 months and then trails off in steps to a final conditional default rate of 5% of the conditional default rate plateau. Under the Company's methodology, defaults projected to occur in the first 24 months represent defaults that can be attributed to loans that are currently delinquent or in foreclosure, while the defaults projected to occur using the projected conditional default rate trend after the first 24 month period represent defaults attributable to borrowers that are currently performing.

        Another important driver of loss projections is loss severity, which is the amount of loss the transaction incurs on a loan after the application of net proceeds from the disposal of the underlying

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

5. Financial Guaranty Insurance Contracts (Continued)

property. Loss severities experienced in first lien transactions have reached historic high levels, and the Company is assuming that these historic high levels generally will continue for another year (in the case of subprime loans, the Company assumes the unprecedented 90% loss severity rate will continue for six months then drop to 80% for six months before following the ramp described below). The Company determines its initial loss severity based on actual recent experience. (Based on these observations, the Company has increased its loss severity assumptions for year-end 2011 as compared to year-end 2010 and 2009 as shown in the table below.) The Company then assumes that loss severities begin returning to levels consistent with underwriting assumptions beginning in December 2012, and in the base case scenario, decline over two years to 40%.

        The following table shows the key assumptions used in the calculation of expected loss to be paid for direct vintage 2004 - 2008 first lien U.S. RMBS.

Key Assumptions in Base Case Expected Loss Estimates
First Lien RMBS

	As of December 31, 2011	As of December 31, 2010	As of December 31, 2009
Alt-A First Lien
Plateau conditional default rate	2.8% – 41.3%	2.6% – 42.2%	1.5% – 35.7%
Intermediate conditional default rate	0.6% – 8.3%	0.4% – 6.3%	0.2% – 5.4%
Final conditional default rate	0.1% – 2.1%	0.1% – 2.1%	0.1% – 1.8%
Initial loss severity	65%	60%	60%
Initial conditional prepayment rate	0.0% – 24.4%	0.0% – 36.5%	0.0% – 20.5%
Final conditional prepayment rate	15%	10%	10%
Option ARM
Plateau conditional default rate	11.7% – 31.5%	11.7% – 32.7%	13.5% – 27.0%
Intermediate conditional default rate	2.3% – 6.3%	1.8% – 4.9%	2.0% – 4.1%
Final conditional default rate	0.6% – 1.6%	0.6% – 1.6%	0.7% – 1.4%
Initial loss severity	65%	60%	60%
Initial conditional prepayment rate	0.3% – 10.8%	0.0% – 17.7%	0.0% – 3.5%
Final conditional prepayment rate	15%	10%	10%
Subprime
Plateau conditional default rate	8.6% – 29.9%	9.0% – 34.6%	7.1% – 29.5%
Intermediate conditional default rate	1.7% – 6.0%	1.3% – 5.2%	1.1% – 4.4%
Final conditional default rate	0.4% – 1.5%	0.4% – 1.7%	0.4% – 1.5%
Initial loss severity	90%	80%	70%
Initial conditional prepayment rate	0.0% – 16.3%	0.0% – 13.5%	0.0% – 12.0%
Final conditional prepayment rate	15%	10%	10%

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

December 31, 2011, 2010 and 2009

5. Financial Guaranty Insurance Contracts (Continued)

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

        In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the conditional default rate returned to its modeled equilibrium, which was defined as 5% of the current conditional default rate. The Company also stressed conditional prepayment rates and the speed of recovery of loss severity rates. Due to concerns about the potential for a slower recovery in home prices than it had previously modeled, the Company incorporated a fifth scenario this quarter. As a result the Company adjusted its scenario probability weightings, which had the effect of shifting its base case to a scenario that had been considered a stress scenario in prior periods. The Company probability weighted a total of five scenarios (including its base case) at year-end 2011, one more than it weighted in prior periods. In a somewhat more stressful environment than that of the base case, where the conditional default rate plateau was extended three months (to be 27 months long) before the same more gradual conditional default rate recovery and loss severities were assumed to recover over four rather than two years (and subprime loss severities were assumed to recover only to 60%), expected loss to be paid would increase from current projections by approximately $28.6 million for Alt-A first liens, $66.3 million for Option ARM, $111.3 million for subprime and $0.8 million for prime transactions. In an even more stressful scenario where other loss severities were assumed to recover over eight years (and subprime severities were assumed to recover only to 60% and other assumptions were the same as the other stress scenario), expected loss to be paid would increase from current projections by approximately $73.0 million for Alt-A first liens, $154.0 million for Option ARM, $160.1 million for subprime and $1.9 million for prime transactions. The Company also considered two scenarios where the recovery was faster than in its base case. In a scenario with a somewhat less stressful environment than the base case, where conditional default rate recovery was somewhat less gradual and the initial subprime loss severity rate was assumed to be 80% for 12 months and was assumed to recover to 40% over two years (the same scenario used for the base case at year end 2010), expected loss to be paid would decrease from current projections by approximately $6.4 million for Alt-A first lien, $54.5 million for Option ARM, $24.3 million for subprime and $0.2 million for prime transactions. In an even less stressful scenario where the conditional default rate plateau was three months shorter (21 months, effectively assuming that liquidation rates would improve) and the conditional default rate recovery was more pronounced, expected loss to be paid would decrease from current projections by approximately $27.3 million for Alt-A first lien, $120.0 million for Option ARM, $51.9 million for subprime and $0.6 million for prime transactions.

Breaches of Representations and Warranties

        The Company is pursuing reimbursements for breaches of R&W regarding loan characteristics. Performance of the collateral underlying certain first and second lien securitizations has substantially differed from the Company's original expectations. The Company has employed several loan file diligence firms and law firms as well as devoted internal resources to review the mortgage files surrounding many of the defaulted loans. The Company's success in these efforts resulted in two negotiated agreements, in respect of the Company's R&W claims, including one on April 14, 2011 with Bank of America as described under "Bank of America Agreement" in Note 2, Business Changes, Risks, Uncertainties and Accounting Developments.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

5. Financial Guaranty Insurance Contracts (Continued)

        For the RMBS transactions as to which the Company had not settled its claims for breaches of R&W as of December 31, 2011, the Company had performed a detailed review of approximately 16,000 second lien and 18,500 first lien non-performing loan files, representing approximately $1.1 billion in second lien and $5.2 billion in first lien outstanding par of non-performing loans underlying insured transactions. The Company identified approximately 15,000 second lien transaction loan files and approximately 16,700 first lien transaction loan files that breached one or more R&W regarding the characteristics of the loans, such as misrepresentation of income or employment of the borrower, occupancy, undisclosed debt and non-compliance with underwriting guidelines at loan origination. The Company continues to review new files as new loans become non-performing and as new loan files are made available to it. The Company generally obtains the loan files from the originators or servicers (including master servicers). In some cases, the Company requests loan files via the trustee, which then requests the loan files from the originators and/or servicers. On second lien loans, the Company requests loan files for all charged-off loans. On first lien loans, the Company requests loan files for all severely (60+ days) delinquent loans and all liquidated loans. Recently, the Company started requesting loan files for all the loans (both performing and non-performing) in certain deals to limit the number of requests for additional loan files as the transactions season and loans charge-off, become 60+ days delinquent or are liquidated. (The Company takes no repurchase credit for R&W breaches on loans that are expected to continue to perform.) As of December 31, 2011, excluding settled transactions, the Company had reached agreement with R&W providers for the repurchase of $39.1 million of second lien and $70.2 million of first lien mortgage loans. The $39.1 million for second lien loans represents the calculated repurchase price for 475 loans and the $70.2 million for first lien loans represents the calculated repurchase price for 242 loans. The repurchase proceeds are paid to the RMBS transactions and distributed in accordance with the payment priorities set out in the transaction agreements, so the proceeds are not necessarily allocated to the Company on a dollar-for-dollar basis. Much of the repurchase proceeds already agreed to by R&W providers other than Bank of America have already been paid to the RMBS transactions.

        The Company has included in its net expected loss estimates as of December 31, 2011 an estimated benefit from loan repurchases related to breaches of R&W of $1.4 billion, which includes amounts from Bank of America. Where the Company has an agreement with an R&W provider (e.g., the Bank of America Agreement) or, where potential recoveries may be higher due to settlements, that benefit is based on the agreement or probability of a potential agreement. For other transactions, the amount of benefit recorded as a reduction of expected losses was calculated by extrapolating each transaction's breach rate on defaulted loans to projected defaults and applying a percentage of the recoveries the Company believes it will receive. Proceeds projected to be reimbursed to the Company on transactions where the Company has already paid claims are viewed as a recovery on paid losses. For transactions where the Company has not already paid claims, projected recoveries reduce projected loss estimates. In either case, projected recoveries have no effect on the amount of the Company's exposure. These amounts reflect payments made pursuant to the negotiated transaction agreements and not payments made pursuant to legal settlements. See "—Recovery Litigation" below for a description of the related legal proceedings the Company has commenced.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

5. Financial Guaranty Insurance Contracts (Continued)

across those transactions where material repurchases have been made and the potential amount of time until the recovery is realized.

        The calculation of expected recovery from breaches of R&W involved a variety of scenarios which ranged from the Company recovering substantially all of the losses it incurred due to violations of R&W to the Company realizing limited recoveries. The Company did not include any recoveries related to breaches of R&W in amounts greater than the losses it expected to pay under any given cash flow scenario. These scenarios were probability weighted in order to determine the recovery incorporated into the Company's estimate of expected losses. This approach was used for both loans that had already defaulted and those assumed to default in the future. In all cases, recoveries were limited to amounts paid or expected to be paid by the Company. In circumstances where potential recoveries may be higher due to settlements, the Company may adjust its recovery assumption for R&W.

Balance Sheet Classification of R&W Benefit, Net of Reinsurance

	As of December 31, 2011			As of December 31, 2010
	For all Financial Guaranty Insurance Contracts	Effect of Consolidating FG VIEs	Reported on Balance Sheet	For all Financial Guaranty Insurance Contracts	Effect of Consolidating FG VIEs	Reported on Balance Sheet
	(dollars in millions)
Salvage and subrogation recoverable	$401.8	$(197.3)	$204.5	$866.2	$(52.9)	$813.3
Loss and LAE reserve	857.5	(74.6)	782.9	490.6	(85.8)	404.8
Unearned premium reserve	175.5	(49.9)	125.6	243.7	(22.5)	221.2

Total	$1,434.8	$(321.8)	$1,113.0	$1,600.5	$(161.2)	$1,439.3

        The following table represents the Company's total estimated R&W recoveries netted in expected loss to be paid, from defective mortgage loans included in certain first and second lien U.S. RMBS loan securitizations that it insures.

Roll Forward of Estimated Benefit from Recoveries from Representation and Warranty Breaches,
Net of Reinsurance

	Future Net R&W Benefit at December 31, 2010	R&W Development and Accretion of Discount During 2011	R&W Recovered During 2011(1)	Future Net R&W Benefit at December 31, 2011(2)
	(in millions)
Prime first lien	$1.1	$1.9	$—	$3.0
Alt-A first lien	81.0	122.8	(1.1)	202.7
Option ARM	309.3	496.1	(91.5)	713.9
Subprime	26.8	74.7	—	101.5
Closed end second lien	178.2	54.6	(9.0)	223.8
HELOC	1,004.1	139.3	(953.5)	189.9

Total	$1,600.5	$889.4	$(1,055.1)	$1,434.8

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

5. Financial Guaranty Insurance Contracts (Continued)

	Future Net R&W Benefit at December 31, 2009	R&W Development and Accretion of Discount During 2010	R&W Recovered During 2010(1)	Future Net R&W Benefit at December 31, 2010
	(in millions)
Prime first lien	$—	$1.1	$—	$1.1
Alt-A first lien	64.2	16.8	—	81.0
Option ARM	203.7	166.6	(61.0)	309.3
Subprime	—	26.8	—	26.8
Closed end second lien	76.5	101.7	—	178.2
HELOC	828.7	303.5	(128.1)	1,004.1

Total	$1,173.1	$616.5	$(189.1)	$1,600.5

(1)
Gross amounts recovered are $1,191.2 million and $217.6 million for year ended December 31, 2011 and 2010, respectively.

(2)
Includes R&W benefit of $552.2 million attributable to transactions covered by the Bank of America Agreement.

Financial Guaranty Insurance U.S. RMBS Risks with R&W Benefit

	Number of Risks(1) as of December 31,		Debt Service as of December 31,
	2011	2010	2011	2010
	(dollars in millions)
Prime first lien	1	1	$52.3	$57.1
Alt-A first lien	22	17	1,781.1	1,882.8
Option ARM	12	10	1,621.4	1,909.8
Subprime	5	1	1,054.0	228.7
Closed-end second lien	4	4	361.4	444.9
HELOC	15	13	2,978.5	2,969.8

Total	59	46	$7,848.7	$7,493.1

(1)
A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making debt service payments.

        The following table provides a breakdown of the development and accretion amount in the roll forward of estimated recoveries associated with alleged breaches of R&W:

	Year Ended December 31,
	2011	2010
	(in millions)
Inclusion of new deals with breaches of R&W during period	$108.2	$170.5
Change in recovery assumptions as the result of additional file review and recovery success	218.3	253.5
Estimated increase (decrease) in defaults that will result in additional (lower) breaches	(77.1)	188.1
Results of settlements	622.0	—
Accretion of discount on balance	18.0	4.4

Total	$889.4	$616.5

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

5. Financial Guaranty Insurance Contracts (Continued)

        The R&W development during 2011 resulted in large part from the Bank of America Agreement executed on April 14, 2011 related to the Company's R&W claims and described under "Bank of America Agreement" in Note 2, Business Changes, Risks, Uncertainties and Accounting Developments. The benefit of the Bank of America Agreement is included in the R&W credit for the transactions directly affected by the agreement. In addition, the Bank of America Agreement caused the Company to increase the probability of successful pursuit of R&W claims against other providers where the Company believed those providers were breaching at a similar rate. The remainder of the development during 2011 primarily relates to changes in recovery assumptions due to the inclusion of the terms of the Bank of America Agreement as a potential scenario for other transactions and to reflect advanced discussions with other R&W providers.

        The R&W development during 2010 primarily resulted from an increase in loan file reviews, increased success rates in putting back loans, and increased projected defaults on loans with breaches of R&W. The Company has reflected eight additional transactions during 2010 which resulted in approximately $170.5 million of the development. Changes in assumptions generally relate to an increase in loan file reviews and increased success rates in putting back loans.

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

        As of December 31, 2011, cumulative collateral losses on the 20 first lien RMBS transactions executed as financial guaranties and subject to the Bank of America Agreement were approximately $1.9 billion. The Company estimates that cumulative projected collateral losses for these first lien transactions will be $4.8 billion, which will result in estimated gross expected losses to the Company of $652.5 million before considering R&W recoveries from Bank of America, and $130.5 million after considering such R&W recoveries, all on a discounted basis. As of December 31, 2011, the Company had been reimbursed $58.8 million and had invoiced for an additional $6.7 million in claims paid in December with respect to the covered first lien transactions under the Bank of America Agreement.

Student Loan Transactions

        The Company has insured or reinsured $3.0 billion net par of student loan securitizations, $1.5 billion issued by private issuers and classified as asset-backed and $1.5 billion issued by public authorities and classified as public finance. Of these amounts, $237.6 million and $614.4 million, respectively, are rated BIG. The Company is projecting approximately $74.6 million of net expected loss to be paid in these portfolios. In general the losses are due to: (i) the poor credit performance of private student loan collateral; (ii) high interest rates on auction rate securities with respect to which the auctions have failed or (iii) high interest rates on variable rate demand obligations ("VRDO") that have been put to the liquidity provider by the holder and are therefore bearing high "bank bond" interest rates. The largest of these losses was approximately $27.5 million and related to a transaction backed by a pool of private student loans ceded to AG Re by another monoline insurer. The guaranteed bonds were issued as auction rate securities that now bear a high rate of interest due to the downgrade of the primary insurer's financial strength rating. Further, the underlying loan collateral has performed below expectations. The decrease of approximately $3.3 million in net expected loss during 2011 is due to favorable commutations achieved by the primary insurer on some transactions partially offset by deterioration in other transactions.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

5. Financial Guaranty Insurance Contracts (Continued)

Trust Preferred Securities Collateralized Debt Obligations

        The Company has insured or reinsured $1.8 billion of net par of collateralized debt obligations ("CDOs") backed by TruPS and similar debt instruments, or "TruPS CDOs." Of that amount, $940.6 million is rated BIG. The underlying collateral in the TruPS CDOs consists of subordinated debt instruments such as TruPS issued by bank holding companies and similar instruments issued by insurance companies, real estate investment trusts ("REITs") and other real estate related issuers.

        Of the $1.8 billion, $835.1 million was converted in 2011 from CDS form to financial guaranty form. Included in the amount converted are most of the TruPS CDOs currently rated BIG, including two TruPS CDOs for which the Company is projecting losses. The Company projects losses for TruPS CDOs by projecting the performance of the asset pools across several scenarios (which it weights) and applying the CDO structures to the resulting cash flows. For the year ended December 31, 2011, the Company has projected expected losses to be paid for TruPS CDOs that are accounted for as financial guaranty insurance of $13.2 million. The increase of approximately $13.8 million in net expected loss during 2011 was driven primarily by the conversion of two TruPS CDOs with expected losses to financial guaranty form in June 2011, and a reduction in the risk free rate used to discount loss projections (which was partially offset by decreased LIBOR rates on floating rate notes).

"XXX" Life Insurance Transactions

        The Company's $2.3 billion net par of XXX life insurance transactions include, as of December 31, 2011, $882.5 million rated BIG. The BIG "XXX" life insurance reserve securitizations are based on discrete blocks of individual life insurance business. In each such transaction the monies raised by the sale of the bonds insured by the Company were used to capitalize a special purpose vehicle that provides reinsurance to a life insurer or reinsurer. The monies are invested at inception in accounts managed by third-party investment managers. In order for the Company to incur an ultimate net loss on these transactions, adverse experience on the underlying block of life insurance policies and/or credit losses in the investment portfolio would need to exceed the level of credit enhancement built into the transaction structures. In particular, such credit losses in the investment portfolio could be realized in the event that circumstances arise resulting in the early liquidation of assets at a time when their market value is less than their intrinsic value.

        The BIG "XXX" life insurance transactions consist of Class A-2 Floating Rate Notes issued by Ballantyne Re p.l.c and Series A-1 Floating Rate Notes issued by Orkney Re II p.l.c ("Orkney Re II"). The Ballantyne Re and Orkney Re II XXX transactions had material amounts of their assets invested in U.S. RMBS transactions. Based on its analysis of the information currently available, including estimates of future investment performance provided by the investment manager, and projected credit impairments on the invested assets and performance of the blocks of life insurance business at December 31, 2011, the Company's projected net expected loss to be paid is $129.5 million. The increase of approximately $55.7 million during 2011 is due primarily to deterioration in RMBS investments and a reduction of the risk free rate used to discount loss projections.

Other Notable Loss or Claim Transactions

        The preceding pages describe the asset classes in the financial guaranty portfolio that encompass most of the Company's projected losses. The Company also projects losses on, or is monitoring particularly closely, a number of other transactions, the most significant of which are described in the following paragraphs.

        As of December 31, 2011, the Company had exposure to sovereign debt of Greece through financial guarantees of €200.0 million of debt (€165.1 million on a net basis) due in 2037 with a 4.5%

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

5. Financial Guaranty Insurance Contracts (Continued)

fixed coupon and €113.9 million of debt (€52.6 million on a net basis) due in 2057 with a 2.085% inflation-linked coupon. The Hellenic Republic of Greece, as obligor, has been paying interest on such notes on a timely basis. On February 24, 2012, Greece announced the terms of exchange offers and consent solicitations that request the voluntary participation by holders of certain Greek bonds in an exchange that would result in the reduction of 53.5% of the notional amount of such bonds, and request the consent of holders to amendments of the bonds that could be used to effectively impose the same terms on holders that do not voluntarily participate in the exchange. On February 23, 2012, the Greek Parliament enacted legislation that introduces collective action clauses into eligible Greek law governed bonds to permit the terms of such bonds to be amended with the consent of less than all the holders of those bonds. The bonds insured under the financial guarantees were included in the list of Greek bonds covered by the exchange offer and/or consent solicitation. The bonds due in 2037 were issued under Greek law and thus are susceptible to a coercive exchange pursuant to the new legislation that might trigger a claim under the Company's policy. The bonds due in 2057 were issued under English law and already contain a collective action clause that could entail similar results. Greece has stated that its use of collective action clauses will depend on the level of participation in the exchange offer and/or consent solicitation. The Company is currently evaluating the exchange offer and consent solicitation. If Greece does not utilize the collective action clauses, the Company believes the proposal should not trigger claim payments under its financial guarantees. The Company has considered a variety of scenarios in its loss reserve estimation process including the nature of the proposed exchange and the value of the consideration it would receive if it were to participate in the exchange, either voluntarily or involuntarily. The expected loss to be paid was $64.7 million gross of reinsurance and $42.6 million net of reinsurance as of December 31, 2011.

        The Company has net exposure to Jefferson County, Alabama of $731.8 million. On November 9, 2011, Jefferson County filed for bankruptcy under Chapter 9 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Alabama (Southern Division).

  •
  Most of the Company's exposure relates to $495.8 million of warrants issued by Jefferson County in respect of its sewer system, of which $218.7 million is direct and $277.1 million is assumed. Jefferson County's sewer revenue warrants are secured by a pledge of the net revenues of the sewer system, and the bankruptcy court has affirmed that the net revenues constitute "special revenue" under Chapter 9. Therefore, the net revenues of the sewer system are not subject to an automatic stay during the pendency of the County's bankruptcy case. However, whether sufficient net revenues will be made available for the payment of regularly scheduled debt service will be a function of the bankruptcy court's determination of "necessary operating expenses" under the bankruptcy code and the valuation of the sewer revenue stream which the bankruptcy court ultimately approves. The Company has projected expected loss to be paid of $26.7 million as of December 31, 2011 and $33.0 million as of December 31, 2010 on the sewer revenue warrants, which is an estimate based on a number of probability-weighted scenarios. The decrease of approximately $6.3 million in expected loss during 2011 was due primarily to a change in the loss scenarios and weightings used by the Company in light of the legal developments described above as well as its view of the possibility of a restoration of a consensual settlement despite the bankruptcy filing and its view of potential level of contribution of the various parties to any such consensual settlement.

  •
  The Company's remaining net exposure of $236.0 million relates to bonds issued by Jefferson County that are secured by, or payable from, certain revenues, taxes or lease payments that may have the benefit of a statutory lien or a lien on "special revenues" or other collateral. Of this, $170.9 million is direct and $65.1 million is assumed. The Company projects less than $1 million of expected loss to be paid as of December 31, 2011 and 2010 on these bonds.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

5. Financial Guaranty Insurance Contracts (Continued)

        The Company expects that bondholder rights will be enforced. However, due to the early stage of the bankruptcy proceeding, and the circumstances surrounding Jefferson County's debt, the nature of the action is uncertain. The Company will continue to analyze developments in the matter closely.

        The Company has projected expected loss to be paid of $21.9 million as of December 31, 2011 and $1.1 million as of December 31, 2010 on a transaction backed by revenues generated by telephone directory "yellow pages" (both print and digital) in various jurisdictions with a net par of $110.7 million and guaranteed by Ambac Assurance Corporation ("Ambac"). This estimate is based primarily on the Company's view of how quickly "yellow pages" revenues are likely to decline in the future. The increase of approximately $20.8 million in expected loss in 2011 is due primarily to deterioration in performance offset in part by the Company's purchase of some of the insured debt at a discount to par.

        The Company insures a total of $339.6 million net par of securities backed by manufactured housing loans, a total of $228.6 million rated BIG. The Company has projected expected loss to be paid of $18.4 million as of December 31, 2011 and $14.3 million as of December 31, 2010 on two direct transactions from 2000-2001 with an aggregate net par of $144.8 million and $5.4 million expected losses to be paid as of December 31, 2011 on 11 assumed transactions from 1998-2001 with an aggregate net par of $83.7 million.

        The Company has $168.6 million of net par exposure to The City of Harrisburg, Pennsylvania, of which $95.3 million is BIG. The Company has paid $6.9 million in net claims to date, and expects a full recovery.

Recovery Litigation

RMBS Transactions

        As of the date of this filing, AGM and AGC have filed lawsuits with regard to six second lien U.S. RMBS transactions insured by them, alleging breaches of R&W both in respect of the underlying loans in the transactions and the accuracy of the information provided to AGM and AGC, and failure to cure or repurchase defective loans identified by AGM and AGC to such persons. These transactions consist of the ACE Securities Corp. Home Equity Loan Trust, Series 2006-GP1, the ACE Securities Corp. Home Equity Loan Trust, Series 2007-SL2 and the ACE Securities Corp. Home Equity Loan Trust, Series 2007-SL3 transactions (in each of which AGC or AGM has sued Deutsche Bank AG affiliates DB Structured Products, Inc. and ACE Securities Corp. in the Supreme Court of the State of New York), the SACO I Trust 2005-GP1 transaction (in which AGC has sued JPMorgan Chase & Co.'s affiliate EMC Mortgage Corporation in the United States District Court for the Southern District of New York) and the Flagstar Home Equity Loan Trust, Series 2005-1 and Series 2006-2 transactions (in which AGM has sued Flagstar Bank, FSB, Flagstar Capital Markets Corporation and Flagstar ABS, LLC in the United States District Court for the Southern District of New York). In these lawsuits, which AGM and AGC brought between June 2010 and April 2011, AGM and AGC seek damages, including indemnity or reimbursement for losses.

        In September 2010, AGM also filed a lawsuit in the Superior court of the State of California, County of Los Angeles, against UBS Securities LLC and Deutsche Bank Securities, Inc., as underwriters, as well as several named and unnamed control persons of IndyMac Bank, FSB and related IndyMac entities, with regard to two U.S. RMBS transactions that AGM had insured, seeking damages for alleged violations of state securities laws and breach of contract, among other claims. One of these transactions (referred to as IndyMac Home Equity Loan Trust 2007-H1) is a second lien transaction and the other (referred to as IndyMac IMSC Mortgage Loan Trust 2007-HOA-1) is a first lien transaction.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

5. Financial Guaranty Insurance Contracts (Continued)

        In October 2011, AGM and AGC brought an action in the Supreme Court of the State of New York against DLJ Mortgage Capital, Inc. ("DLJ") and Credit Suisse Securities (USA) LLC ("Credit Suisse") with regard to six first lien U.S. RMBS transactions insured by them: CSAB Mortgage-Backed Pass Through Certificates, Series 2006-2; CSAB Mortgage-Backed Pass Through Certificates, Series 2006-3; CSAB Mortgage-Backed Pass Through Certificates, Series 2006-4; CMSC Mortgage-Backed Pass Through Certificates, Series 2007-3; CSAB Mortgage-Backed Pass Through Certificates, Series 2007-1; and TBW Mortgage-Backed Pass Through Certificates, Series 2007-2. The complaint alleges breaches of R&W by DLJ in respect of the underlying loans in the transactions, breaches of contract by DLJ and Credit Suisse in procuring falsely inflated shadow ratings (a condition to the issuance by AGC and AGM of its policies) by providing false and misleading information to the rating agencies, and failure by DLJ to cure or repurchase defective loans identified by AGM and AGC.

        In February 2012, AGM filed a complaint in the Supreme Court of the State of New York against UBS Real Estate Securities Inc. with respect to three first lien U.S. RMBS transactions it had insured: MASTR Adjustable Rate Mortgages Trust 2006-OA2; MASTR Adjustable Rate Mortgages Trust 2007-1; and MASTR Adjustable Rate Mortgages Trust 2007-3. The complaint alleges breaches of R&W by UBS Real Estate in respect of the underlying loans in the transactions, breaches of UBS Real Estate's repurchase obligations with respect to the defective loans identified by AGM, and breaches of contract by UBS Real Estate in procuring falsely inflated shadow ratings (a condition to the issuance by AGM of its policies) by providing false and misleading information to the ratings agencies concerning the underlying loans in the transactions.

"XXX" Life Insurance Transactions

        In December 2008, Assured Guaranty (UK) Ltd. ("AGUK") filed an action against J.P. Morgan Investment Management Inc. ("JPMIM"), the investment manager in the Orkney Re II transaction, in the Supreme Court of the State of New York alleging that JPMIM engaged in breaches of fiduciary duty, gross negligence and breaches of contract based upon its handling of the investments of Orkney Re II. In January 2010, the court ruled against AGUK on a motion to dismiss filed by JPMIM, dismissing AGUK's claims for breaches of fiduciary duty and gross negligence on the ground that such claims are preempted by the Martin Act, which is New York's blue sky law, such that only the New York Attorney General has the authority to sue JPMIM. AGUK appealed and, in November 2010, the Appellate Division (First Department) issued a ruling, ordering the court's order to be modified to reinstate AGUK's claims for breach of fiduciary duty and gross negligence and certain of its claims for breach of contract, in each case for claims accruing on or after June 26, 2007. In December 2011, after an appeal by JPMIM, the New York Court of Appeals ruled that AG(UK) may pursue its common-law tort claims for breach of fiduciary duty and gross negligence against JPMIM. This decision, together with the Appellate Division decision in favor of AG(UK) and a recent ruling by Justice Kapnick in the trial court, make clear that all of AGUK's claims for breaches of fiduciary duty, gross negligence and contract are reinstated in full. Separately, at the trial court level, a preliminary conference order related to discovery was entered in February 2011 and discovery is ongoing.

Public Finance Transactions

        In June 2010, AGM sued JPMorgan Chase Bank, N.A. and JPMorgan Securities, Inc. (together, "JPMorgan"), the underwriter of debt issued by Jefferson County, in the Supreme Court of the State of New York alleging that JPMorgan induced AGM to issue its insurance policies in respect of such debt through material and fraudulent misrepresentations and omissions, including concealing that it had secured its position as underwriter and swap provider through bribes to Jefferson County commissioners and others. In December 2010, the court denied JPMorgan's motion to dismiss. AGM

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

5. Financial Guaranty Insurance Contracts (Continued)

has filed a motion with the Jefferson County bankruptcy court to confirm that continued prosecution of the lawsuit against JPMorgan will not violate the automatic stay applicable to Jefferson County notwithstanding JPMorgan's interpleading of Jefferson County into the lawsuit. AGM is continuing its risk remediation efforts for this exposure.

        In September 2010, AGM, together with TD Bank, National Association and Manufacturers and Traders Trust Company, as trustees, filed a complaint in the Court of Common Pleas of Dauphin County, Pennsylvania against The Harrisburg Authority, The City of Harrisburg, Pennsylvania, and the Treasurer of the City in connection with certain Resource Recovery Facility bonds and notes issued by The Harrisburg Authority, alleging, among other claims, breach of contract by both The Harrisburg Authority and The City of Harrisburg, and seeking remedies including an order of mandamus compelling the City to satisfy its obligations on the defaulted bonds and notes and the appointment of a receiver for The Harrisburg Authority. Acting on its own, the City Council of Harrisburg filed a purported bankruptcy petition for the City on October 11, 2011. On November 23, 2011, the bankruptcy judge dismissed the bankruptcy petition filed by the City Council and subsequently rejected a late-filed appeal by the City Council. The dismissal of the appeal has been appealed by the City Council. As a result of the dismissal, however, the actions brought by AGM and the trustees against The City of Harrisburg and The Harrisburg Authority are no longer stayed. A receiver for The City of Harrisburg (the "City Receiver") was appointed by the Commonwealth Court of Pennsylvania on December 2, 2011. The City Receiver filed a motion to intervene in the mandamus action and action for the appointment of a receiver for the resource recovery facility. The parties have submitted briefs as to whether the statute authorizing the appointment of the receiver preempts the mandamus and receiver remedies sought by AGM and the trustees.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

5. Financial Guaranty Insurance Contracts (Continued)

Net Loss Summary

        The following table provides information on loss and LAE reserves net of reinsurance and salvage and subrogation recoverable on the consolidated balance sheets.

Loss and LAE Reserve (Recovery)
Net of Reinsurance and Salvage and Subrogation Recoverable

	As of December 31, 2011			As of December 31, 2010
	Loss and LAE Reserve(1)	Salvage and Subrogation Recoverable(2)	Net	Loss and LAE Reserve(1)	Salvage and Subrogation Recoverable(2)	Net
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$1.2	$—	$1.2	$1.2	$—	$1.2
Alt-A first lien	69.8	55.4	14.4	39.2	2.6	36.6
Option ARM	141.7	140.3	1.4	223.3	63.0	160.3
Subprime	51.4	0.3	51.1	108.3	0.1	108.2

Total first lien	264.1	196.0	68.1	372.0	65.7	306.3
Second lien:
Closed-end second lien	11.2	136.2	(125.0)	7.7	50.3	(42.6)
HELOC	61.1	177.2	(116.1)	7.1	843.4	(836.3)

Total second lien	72.3	313.4	(241.1)	14.8	893.7	(878.9)

Total U.S. RMBS	336.4	509.4	(173.0)	386.8	959.4	(572.6)
Other structured finance	233.0	5.9	227.1	131.1	1.4	129.7
Public finance	100.0	69.9	30.1	81.6	34.4	47.2

Total financial guaranty	669.4	585.2	84.2	599.5	995.2	(395.7)
Other	1.9	—	1.9	2.1	—	2.1

Subtotal	671.3	585.2	86.1	601.6	995.2	(393.6)
Effect of consolidating FG VIEs	(61.6)	(258.1)	196.5	(49.5)	(92.2)	42.7

Total	$609.7	$327.1	$282.6	$552.1	$903.0	$(350.9)

(1)
The December 31, 2011 loss and LAE consists of $679.0 million loss and LAE reserve net of $69.3 million of reinsurance recoverable on unpaid losses. The December 31, 2010 loss and LAE consists of $574.4 million loss and LAE reserve net of $22.3 million of reinsurance recoverable on unpaid losses.

(2)
The December 31, 2011 salvage and subrogation recoverable consists of $367.7 million of salvage and subrogation recoverable net of $40.6 million in ceded salvage and subrogation recorded in "reinsurance balances payable." The December 31, 2010 salvage and subrogation recoverable consists of $1,032.4 million of salvage and subrogation recoverable net of $129.4 million in ceded salvage and subrogation recorded in "reinsurance balances payable."

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

5. Financial Guaranty Insurance Contracts (Continued)

        The following table presents the loss and LAE recorded in the consolidated statements of operations by sector for financial guaranty insurance contracts. Amounts presented are net of reinsurance and net of the benefit for recoveries from breaches of R&W.

Loss and LAE Reported
on the Consolidated Statements of Operations

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Financial Guaranty:
U.S. RMBS:
First lien:
Prime first lien	$0.1	$0.9	$—
Alt-A first lien	52.6	37.4	21.1
Option ARM	202.6	272.4	43.0
Subprime	(39.1)	85.9	13.1

Total first lien	216.2	396.6	77.2
Second lien:
Closed end second lien	1.0	5.2	47.8
HELOC	171.4	(20.4)	154.1

Total second lien	172.4	(15.2)	201.9

Total U.S. RMBS	388.6	381.4	279.1
Other structured finance	117.6	63.6	31.4
Public finance	48.4	32.9	71.2

Total financial guaranty	554.6	477.9	381.7
Other	—	0.2	12.1

Subtotal	554.6	478.1	393.8
Effect of consolidating FG VIEs	(92.7)	(65.9)	—

Total loss and LAE	$461.9	$412.2	$393.8

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

5. Financial Guaranty Insurance Contracts (Continued)

        The following table provides information on financial guaranty insurance and reinsurance contracts categorized as BIG.

Financial Guaranty Insurance BIG Transaction Loss Summary
December 31, 2011

	BIG Categories
	BIG 1		BIG 2		BIG 3
	Gross	Ceded	Gross	Ceded	Gross	Ceded	Total BIG, Net	Effect of Consolidating VIEs	Total
	(dollars in millions)
Number of risks(1)	171	(68)	71	(26)	126	(48)	368	—	368
Remaining weighted-average contract period (in years)	9.8	9.2	12.2	18.9	9.1	6.4	10.1	—	10.1
Net outstanding exposure:
Principal	$10,005.0	$(1,382.8)	$4,518.7	$(304.3)	$7,948.8	$(632.0)	$20,153.4	$—	$20,153.4
Interest	4,378.5	(486.8)	3,104.9	(411.9)	2,489.2	(170.1)	8,903.8	—	8,903.8

Total(2)	$14,383.5	$(1,869.6)	$7,623.6	$(716.2)	$10,438.0	$(802.1)	$29,057.2	$—	$29,057.2

Expected cash outflows (inflows)	$1,730.6	$(658.8)	$1,833.3	$(120.3)	$2,423.0	$(133.4)	$5,074.4	$(998.4)	$4,076.0
Potential recoveries(3)	(1,798.0)	664.0	(1,079.3)	38.5	(2,040.5)	100.3	(4,115.0)	1,059.8	(3,055.2)

Subtotal	(67.4)	5.2	754.0	(81.8)	382.5	(33.1)	959.4	61.4	1,020.8
Discount	15.7	(4.6)	(240.6)	31.6	(125.1)	1.6	(321.4)	45.3	(276.1)

Present value of expected cash flows	$(51.7)	$0.6	$513.4	$(50.2)	$257.4	$(31.5)	$638.0	$106.7	$744.7

Deferred premium revenue	$260.8	$(69.1)	$280.9	$(12.3)	$991.8	$(126.6)	$1,325.5	$(390.7)	$934.8
Reserves (salvage)(4)	$(96.6)	$6.9	$319.5	$(41.9)	$(110.2)	$6.5	$84.2	$196.5	$280.7

Financial Guaranty Insurance BIG Transaction Loss Summary
December 31, 2010

	BIG Categories
	BIG 1		BIG 2		BIG 3
							Total BIG, Net	Effect of Consolidating VIEs
	Gross	Ceded	Gross	Ceded	Gross	Ceded			Total
	(dollars in millions)
Number of risks(1)	119	(45)	98	(42)	115	(42)	332	—	332
Remaining weighted-average contract period (in years)	11.7	16.0	8.4	7.9	8.8	6.0	9.6	—	9.6
Net outstanding exposure:
Principal	$6,173.0	$(723.3)	$5,899.3	$(182.8)	$7,954.5	$(673.6)	$18,447.1	$—	$18,447.1
Interest	3,599.5	(580.4)	2,601.6	(70.9)	2,490.7	(186.3)	7,854.2	—	7,854.2

Total(2)	$9,772.5	$(1,303.7)	$8,500.9	$(253.7)	$10,445.2	$(859.9)	$26,301.3	$—	$26,301.3

Expected cash outflows (inflows)	$303.9	$(20.2)	$2,036.6	$(68.9)	$2,256.6	$(133.2)	$4,374.8	$(384.2)	$3,990.6
Potential recoveries(3)	(375.2)	37.4	(533.0)	16.6	(2,543.6)	197.5	(3,200.3)	354.8	(2,845.5)

Subtotal	(71.3)	17.2	1,503.6	(52.3)	(287.0)	64.3	1,174.5	(29.4)	1,145.1
Discount	(21.0)	(5.5)	(613.2)	21.5	(139.6)	(7.9)	(765.7)	(19.8)	(785.5)

Present value of expected cash flows	$(92.3)	$11.7	$890.4	$(30.8)	$(426.6)	$56.4	$408.8	$(49.2)	$359.6

Deferred premium revenue	$169.9	$(16.9)	$572.4	$(30.3)	$995.9	$(120.7)	$1,570.3	$(263.9)	$1,306.4
Reserves (salvage)(4)	$(112.9)	$12.4	$424.4	$(9.5)	$(815.9)	$105.8	$(395.7)	$42.7	$(353.0)

(1)
A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making debt service payments. The ceded number of risks represents the number of risks for which the Company ceded a portion of its exposure.

(2)
Includes BIG amounts related to FG VIEs which are not eliminated.

(3)
Includes estimated future recoveries for breaches of R&W as well as excess spread, and draws on HELOCs.

(4)
See table "Components of net reserves (salvage)."

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

5. Financial Guaranty Insurance Contracts (Continued)

        The following table reconciles the loss and LAE reserve and salvage and subrogation components on the consolidated balance sheet to the financial guaranty net reserves (salvage) in the financial guaranty BIG transaction loss summary tables above.

Components of Net Reserves (Salvage)

	As of December 31,
	2011	2010
	(in millions)
Loss and LAE reserve	$679.0	$574.4
Reinsurance recoverable on unpaid losses	(69.3)	(22.3)
Salvage and subrogation recoverable	(367.7)	(1,032.4)
Salvage and subrogation payable(1)	40.6	129.4

Total	282.6	(350.9)
Less: other	1.9	2.1

Financial guaranty net reserves (salvage)	$280.7	$(353.0)

(1)
Recorded as a component of reinsurance balances payable.

Ratings Impact on Financial Guaranty Business

        A downgrade of one of the Company's insurance subsidiaries may result in increased claims under financial guaranties issued by the Company. In particular, with respect to VRDO for which a bank has agreed to provide a liquidity facility, a downgrade of the insurer may provide the bank with the right to give notice to bondholders that the bank will terminate the liquidity facility, causing the bondholders to tender their bonds to the bank. Bonds held by the bank accrue interest at a "bank bond rate" that is higher than the rate otherwise borne by the bond (typically the prime rate plus 2.00% – 3.00%, often with a floor of 7%, and capped at the maximum legal limit). In the event that the bank holds such bonds for longer than a specified period of time, usually 90-180 days, the bank has the right to demand accelerated repayment of bond principal, usually through payment of equal installments over a period of not less than five years. In the event that a municipal obligor is unable to pay interest accruing at the bank bond rate or to pay principal during the shortened amortization period, a claim could be submitted to the insurer under its financial guaranty policy. As of December 31, 2011, the Company has insured approximately $1.1 billion of par of VRDO issued by municipal obligors rated BBB- or lower pursuant to the Company's internal rating. For a number of such obligations, a downgrade of the insurer below A+, in the case of S&P, or below A1, in the case of Moody's, triggers the ability of the bank to notify bondholders of the termination of the liquidity facility and to demand accelerated repayment of bond principal over a period of five to ten years. The specific terms relating to the rating levels that trigger the bank's termination right, and whether it is triggered by a downgrade by one rating agency or a downgrade by all rating agencies then rating the insurer, vary depending on the transaction. See also Note 15, Long-Term Debt and Credit Facilities, for a discussion of the impact of a downgrade in the financial strength rating on the Company's insured leveraged lease transactions.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

6. Fair Value Measurement (Continued)

is based hypothetically, on a market that maximizes the value received for an asset or minimizes the amount paid for a liability (i.e., the most advantageous market).

        Fair value is based on quoted market prices, where available. If listed prices or quotes are not available, fair value is based on either internally developed models that primarily use, as inputs, market-based or independently sourced market parameters, including but not limited to yield curves, interest rates and debt prices or with the assistance of an independent third-party using a discounted cash flow approach and the third party's proprietary pricing models. In addition to market information, models also incorporate transaction details, such as maturity of the instrument and contractual features designed to reduce the Company's credit exposure, such as collateral rights as applicable.

        Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company's creditworthiness, constraints on liquidity and unobservable parameters. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company continues to refine its methodologies. During 2011, no changes were made to the Company's valuation models that had or are expected to have, a material impact on the Company's consolidated balance sheets or statements of operations and comprehensive income.

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

          Level 1—Quoted prices for identical instruments in active markets. The Company generally defines an active market as a market in which trading occurs at significant volumes. Active markets generally are more liquid and have a lower bid-ask spread than an inactive market.

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

        Transfers between Levels 1, 2 and 3 are recognized at the beginning of the period when the transfer occurs. The Company reviews the classification between Levels 1, 2 and 3 quarterly to determine, based on the definitions provided, whether a transfer is necessary. There were no significant transfers between Level 1 and Level 2 during the periods presented.

        In May 2011, the FASB issued new guidance that develops common requirements for measuring fair value and for disclosing information about fair value measurements to improve the comparability of

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

6. Fair Value Measurement (Continued)

financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The new guidance clarifies the application of existing fair value measurement and disclosure requirements, changes certain principles related to measuring fair value, and requires additional disclosures about fair value measurements. The amendments are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011, which corresponds to the Company's first quarter of fiscal year 2012. The Company does not expect such adoption will have a material impact on its financial position and results of operations, however, it may change certain fair value disclosures.

Measured and Carried at Fair Value

Fixed Maturity Securities and Short-term Investments

        The fair value of bonds in the investment portfolio is generally based on quoted market prices received from third party pricing services or alternative pricing sources with reasonable levels of price transparency. Such quotes generally include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. Additional valuation factors that can be taken into account are nominal spreads, dollar basis, and liquidity adjustments. The pricing services evaluate each asset class based on relevant market and credit information, perceived market movements, and sector news. The overwhelming majority of fixed maturities are classified as Level 2 because the most significant inputs used in the pricing techniques are observable. Prices determined based upon model processes where at least one significant model assumption or input is unobservable, are considered to be Level 3 in the fair value hierarchy. At December 31, 2011, the Company used model processes to price 25 fixed maturity securities, which was 3% or $378.6 million of the Company's fixed-income securities and short-term investments at fair value. These securities were classified as Level 3.

Committed Capital Securities

        The fair value of committed capital securities ("CCS"), which is recorded in "other assets" on the consolidated balance sheets, represents the difference between the present value of remaining expected put option premium payments under AGC's CCS (the "AGC CCS Securities") and AGM's Committed Preferred Trust Securities (the "AGM CPS Securities") agreements and the value of such estimated payments based upon the quoted price for such premium payments as of the reporting dates (see Note 15, Long-Term Debt and Credit Facilities). Changes in fair value of the AGM CPS and AGC CCS securities were recorded in the consolidated statements of operations. The significant market inputs used were observable, therefore, the Company classified this fair value measurement as Level 2 prior to the third quarter of 2011. The CCS were transferred to Level 3 on the fair value hierarchy in the third quarter of 2011 because the Company was no longer able to obtain the same level of pricing information as in past quarters.

Financial Guaranty Contracts Accounted for as Credit Derivatives

        The Company's credit derivatives consist primarily of insured CDS contracts, and also include net interest margin securitizations and interest rate swaps that fall under derivative accounting standards requiring fair value accounting through the statement of operations. The Company does not enter into CDS with the intent to actively trade these contracts and the Company may not unilaterally terminate a CDS contract; however, the Company has mutually agreed with various counterparties to terminate certain CDS transactions.

        The terms of the Company's CDS contracts differ from more standardized credit derivative contracts sold by companies outside the financial guaranty industry. Management considers the non-standard terms of its credit derivative contracts in determining the fair value of these contracts.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

6. Fair Value Measurement (Continued)

The non-standard terms include the absence of collateral support agreements or immediate settlement provisions. In addition, the Company employs relatively high attachment points and does not exit derivatives it sells or purchases for credit protection purposes, except under specific circumstances such as mutual agreements with counterparties to terminate certain CDS contracts.

        Due to the lack of quoted prices for its instruments or for similar instruments, the Company determines the fair value of its credit derivative contracts primarily through modeling that uses various inputs to derive an estimate of the fair value of the Company's contracts in principal markets. Observable inputs other than quoted market prices exist; however, these inputs reflect contracts that do not contain terms and conditions similar to the credit derivative contracts issued by the Company. Management does not believe there is an established market where financial guaranty insured credit derivatives are actively traded. The terms of the protection under an insured financial guaranty credit derivative do not, except for certain rare circumstances, allow the Company to exit its contracts. Management has determined that the exit market for the Company's credit derivatives is a hypothetical one based on its entry market. Management has tracked the historical pricing of the Company's deals to establish historical price points in the hypothetical market that are used in the fair value calculation. These contracts are classified as Level 3 in the fair value hierarchy since there is reliance on at least one unobservable input deemed significant to the valuation model, most significantly the Company's estimate of the value of the non-standard terms and conditions of its credit derivative contracts and of the Company's current credit standing.

        The Company's models and the related assumptions are continuously reevaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely and relevant market information.

        The fair value of the Company's credit derivative contracts represents the difference between the present value of remaining net premiums the Company expects to receive or pay for the credit protection under the contract and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge or pay the Company for the same protection. The fair value of the Company's credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company's own credit risk and remaining contractual cash flows. The expected remaining contractual cash flows are the most readily observable inputs since they are based on the CDS contractual terms. These cash flows include premiums to be received or paid under the terms of the contract. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. If credit spreads of the underlying obligations change, the fair value of the related credit derivative changes. Market liquidity also affects valuations of the underlying obligations. Market conditions at December 31, 2011 were such that market prices of the Company's CDS contracts were not available. Since market prices were not available, the Company used proprietary valuation models that used both unobservable and observable market data inputs as described under "Assumptions and Inputs" below. These models are primarily developed internally based on market conventions for similar transactions.

        Valuation models include management estimates and current market information. Management is also required to make assumptions of how the fair value of credit derivative instruments is affected by current market conditions. Management considers factors such as current prices charged for similar agreements, when available, performance of underlying assets, life of the instrument, and the nature and extent of activity in the financial guaranty credit derivative marketplace. The assumptions that management uses to determine the fair value may change in the future due to market conditions. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of these credit derivative products, actual experience may differ from the estimates reflected in the Company's consolidated financial statements and the differences may be material.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

6. Fair Value Measurement (Continued)

Assumptions and Inputs

        Listed below are various inputs and assumptions that are key to the establishment of the Company's fair value for CDS contracts.

  •
  How gross spread is calculated: Gross spread is the difference between the yield of a security paid by an issuer on an insured versus uninsured basis or, in the case of a CDS transaction, the difference between the yield and an index such as the London Interbank Offered Rate ("LIBOR"). Such pricing is well established by historical financial guaranty fees relative to the credit spread on risks assumed as observed and executed in competitive markets, including in financial guaranty reinsurance and secondary market transactions.

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

  •
  The rates used to discount future expected losses.

        The expected future premium cash flows for the Company's credit derivatives were discounted at rates ranging from 0.30% to 2.70% at December 31, 2011. The expected future cash flows for the Company's credit derivatives were discounted at rates ranging from 0.26% to 4.19% at December 31, 2010.

        Gross spread is used to ultimately determine the net spread a comparable financial guarantor would charge the Company to transfer its risk at the reporting date.

        The Company obtains gross spreads on risks assumed from market data sources published by third parties (e.g. dealer spread tables for the collateral similar to assets within the Company's transactions) as well as collateral-specific spreads provided by trustees or obtained from market sources. If observable market credit spreads are not available or reliable for the underlying reference obligations, then market indices are used that most closely resemble the underlying reference obligations, considering asset class, credit quality rating and maturity of the underlying reference obligations. These indices are adjusted to reflect the non-standard terms of the Company's CDS contracts. Market sources determine credit spreads by reviewing new issuance pricing for specific asset classes and receiving price quotes from their trading desks for the specific asset in question. Management validates these quotes by cross-referencing quotes received from one market source against quotes received from another market source to ensure reasonableness. In addition, the Company compares the relative change in price quotes received from one quarter to another, with the relative change experienced by published market indices for a specific asset class. Collateral specific spreads obtained from third-party, independent market sources are un-published spread quotes from market participants or market traders who are not trustees. Management obtains this information as the result of direct communication with these sources as part of the valuation process.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

6. Fair Value Measurement (Continued)

        The following spread hierarchy is utilized in determining which source of gross spread to use, with the rule being to use CDS spreads where available. If not available, the Company either interpolates or extrapolates CDS spreads based on similar transactions or market indices.

  •
  Actual collateral specific credit spreads (if up-to-date and reliable market-based spreads are available).

  •
  Deals priced or closed during a specific quarter within a specific asset class and specific rating.

  •
  Credit spreads interpolated based upon market indices.

  •
  Credit spreads provided by the counterparty of the CDS.

  •
  Credit spreads extrapolated based upon transactions of similar asset classes, similar ratings, and similar time to maturity.

Information by Credit Spread Type

	As of December 31,
	2011	2010
Based on actual collateral specific spreads	5%	5%
Based on market indices	90%	91%
Provided by the CDS counterparty	5%	4%

Total	100%	100%

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

        The Company interpolates a curve based on the historical relationship between the premium the Company receives when a financial guaranty contract accounted for as CDS is close to the daily closing price of the market index related to the specific asset class and rating of the deal. This curve indicates expected credit spreads at each indicative level on the related market index. For transactions with unique terms or characteristics where no price quotes are available, management extrapolates credit spreads based on an alternative transaction for which the Company has received a spread quote from one of the first three sources within the Company's spread hierarchy. This alternative transaction will be within the same asset class, have similar underlying assets, similar credit ratings, and similar time to maturity. The Company then calculates the percentage of relative spread change quarter over quarter for the alternative transaction. This percentage change is then applied to the historical credit spread of the transaction for which no price quote was received in order to calculate the transactions' current spread. Counterparties determine credit spreads by reviewing new issuance pricing for specific asset classes and receiving price quotes from their trading desks for the specific asset in question. These quotes are validated by cross-referencing quotes received from one market source with those quotes received from another market source to ensure reasonableness.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

6. Fair Value Measurement (Continued)

        The premium the Company receives is referred to as the "net spread." The Company's pricing model takes into account not only how credit spreads on risks that it assumes affect pricing, but also how the Company's own credit spread affects the pricing of its deals. The Company's own credit risk is factored into the determination of net spread based on the impact of changes in the quoted market price for credit protection bought on the Company, as reflected by quoted market prices on CDS referencing AGC or AGM. For credit spreads on the Company's name the Company obtains the quoted price of CDS contracts traded on AGC and AGM from market data sources published by third parties. The cost to acquire CDS protection referencing AGC or AGM affects the amount of spread on CDS deals that the Company retains and, hence, their fair value. As the cost to acquire CDS protection referencing AGC or AGM increases, the amount of premium the Company retains on a deal generally decreases. As the cost to acquire CDS protection referencing AGC or AGM decreases, the amount of premium the Company retains on a deal generally increases. In the Company's valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts. Given the current market conditions and the Company's own credit spreads, approximately 78% of our CDS contracts are fair valued using this minimum premium. The Company corroborates the assumptions in its fair value model, including the amount of exposure to AGC and AGM hedged by its counterparties, with independent third parties each reporting period. The current level of AGC's and AGM's own credit spread has resulted in the bank or deal originator hedging a significant portion of its exposure to AGC and AGM. This reduces the amount of contractual cash flows AGC and AGM can capture for selling its protection.

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

        A credit derivative asset on protection sold is the result of contractual cash flows on in-force deals in excess of what a hypothetical financial guarantor could receive if it sold protection on the same risk as of the current reporting date. If the Company were able to freely exchange these contracts (i.e., assuming its contracts did not contain proscriptions on transfer and there was a viable exchange market), it would be able to realize a gain representing the difference between the higher contractual premiums to which it is entitled and the current market premiums for a similar contract. The Company determines the fair value of its CDS contracts by applying the difference between the current net spread and the contractual net spread for the remaining duration of each contract to the notional value of its CDS contracts.

  Example

        Following is an example of how changes in gross spreads, the Company's own credit spread and the cost to buy protection on the Company affect the amount of premium the Company can demand for its credit protection. The assumptions used in these examples are hypothetical amounts. Scenario 1

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

6. Fair Value Measurement (Continued)

represents the market conditions in effect on the transaction date and Scenario 2 represents market conditions at a subsequent reporting date.

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

        In Scenario 2, the gross spread is 500 basis points. The bank or deal originator captures 50 basis points of the original gross spread and hedges 25% of its exposure to AGC, when the CDS spread on AGC was 1,760 basis points (1,760 basis points × 25% = 440 basis points). Under this scenario the Company would receive premium of 10 basis points, or 2% of the gross spread. Due to the increased cost to hedge AGC's name, the amount of profit the bank would expect to receive, and the premium the Company would expect to receive decline significantly.

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

  •
  The model is a consistent approach to valuing positions. The Company has developed a hierarchy for market-based spread inputs that helps mitigate the degree of subjectivity during periods of high illiquidity.

        The primary weaknesses of the Company's CDS modeling techniques are:

  •
  There is no exit market or actual exit transactions. Therefore the Company's exit market is a hypothetical one based on the Company's entry market.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

6. Fair Value Measurement (Continued)

  •
  There is a very limited market in which to validate the reasonableness of the fair values developed by the Company's model.

  •
  At December 31, 2011 and December 31, 2010, the markets for the inputs to the model were highly illiquid, which impacts their reliability.

  •
  Due to the non-standard terms under which the Company enters into derivative contracts, the fair value of its credit derivatives may not reflect the same prices observed in an actively traded market of credit derivatives that do not contain terms and conditions similar to those observed in the financial guaranty market.

        As of December 31, 2011 these contracts were classified as Level 3 in the fair value hierarchy because there is a reliance on at least one unobservable input deemed significant to the valuation model, most significantly the Company's estimate of the value of non-standard terms and conditions of its credit derivative contracts and of the Company's current credit standing.

Fair Value Option on FG VIEs' Assets and Liabilities

        The Company elected the Fair Value Option for FG VIEs' assets and liabilities upon adoption of VIE consolidation accounting guidance on January 1, 2010 which required the consolidation of FG VIEs. The fair value option was also elected for all subsequently consolidated FG VIEs. See Note 8, Consolidation of Variable Interest Entities.

        The FG VIEs that are consolidated by the Company issued securities collateralized by HELOCs, first lien RMBS, Alt-A first and second lien RMBS, subprime automobile loans, and other loans and receivables. As the lowest level input that is significant to the fair value measurement of these securities in its entirety was a Level 3 input (i.e. unobservable), management classified all such securities as Level 3 in the fair value hierarchy. The securities were priced with the assistance of an independent third-party. The pricing is based on a discounted cash flow approach and the third-party's proprietary pricing models. The models to price the FG VIEs' liabilities used, where appropriate, inputs such as estimated prepayment speeds; market values of the assets that collateralize the securities; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); discount rates implied by market prices for similar securities; house price depreciation/appreciation rates based on macroeconomic forecasts and, for those liabilities insured by the Company, the benefit from the Company's insurance policy guaranteeing the timely payment of principal and interest for the FG VIE tranches insured by the Company, taking into account the timing of the potential default and the Company's own credit rating.

        Changes in fair value of the FG VIEs' assets and liabilities are included in net change in fair value of FG VIEs within the consolidated statement of operations. Except for credit impairment that triggers a claim on the financial guaranty contract, the unrealized fair value adjustments related to the consolidated FG VIEs will reverse to zero over the terms of these financial instruments.

        The fair value of the Company's FG VIE assets is sensitive to changes relating to estimated prepayment speeds; estimated default rates (determined on the basis of an analysis of collateral attributes such as: historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); recoveries from excess spread, discount rates implied by market prices for similar securities; and house price depreciation/appreciation rates based on macroeconomic forecasts. Significant changes to any of these inputs could materially change the market value of the FG VIE's assets and the implied collateral losses within the transaction. In general, the fair value of the FG VIE is most sensitive to changes in the projected collateral losses, where an increase in

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

6. Fair Value Measurement (Continued)

collateral losses typically leads to a decrease in the fair value of the Company's FG VIE assets, while a decrease in collateral losses typically leads to an increase in the fair value of the Company's FG VIE assets. These factors also directly impact the fair value of the Company's uninsured VIE liabilities.

        The fair value of the Company's insured FG VIE liabilities is also sensitive to changes relating to estimated prepayment speeds; market values of the assets that collateralize the securities; estimated default rates (determined on the basis of an analysis of collateral attributes such as: historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); recoveries from excess spread, discount rates implied by market prices for similar securities; and house price depreciation/appreciation rates based on macroeconomic forecasts. In addition, the Company's insured FG VIE liabilities are also sensitive to changes in the Company's implied credit worthiness. Significant changes to any of these inputs could materially change the timing of expected losses within the insured transaction which is a significant factor in determining the implied benefit from the Company's insurance policy guaranteeing the timely payment of principal and interest for the FG VIE tranches insured by the Company. In general, when the timing of expected loss payments by the Company is extended into the future, this typically leads to a decrease in the value of the Company's insurance and a decrease in the fair value of the Company's insured FG VIE liabilities, while a shortening of the timing of expected loss payments by the Company typically leads to an increase in the value of the Company's insurance and an increase in the fair value of the Company's insured FG VIE liabilities.

Not Carried at Fair Value

Financial Guaranty Contracts in Insurance Form

        The fair value of the Company's financial guaranty contracts accounted for as insurance was based on management's estimate of what a similarly rated financial guaranty insurance company would demand to acquire the Company's in-force book of financial guaranty insurance business. This amount was based on the pricing assumptions management has observed in recent portfolio transfers that have occurred in the financial guaranty market and included adjustments to the carrying value of unearned premium reserve for stressed losses, ceding commissions and return on capital. The significant inputs were not readily observable.The Company accordingly classified this fair value measurement as Level 3.

Long-Term Debt

        The Company's long-term debt, excluding notes payable, is valued by broker- dealers using third party independent pricing sources and standard market conventions. The market conventions utilize market quotations, market transactions in comparable instruments, and various relationships between instruments, such as yield to maturity. The fair value measurement was classified as Level 2 in the hierarchy.

        The fair value of the notes payable that are recorded within long-term debt was determined by calculating the present value of the expected cash flows. The Company uses a market approach to determine discounted future cash flows using market driven discount rates and a variety of assumptions, if applicable, including LIBOR curve projections, prepayment and default assumptions, and AGM CDS spreads. The fair value measurement was classified as Level 3 in the fair value hierarchy.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

6. Fair Value Measurement (Continued)

Financial Instruments Carried at Fair Value

        Amounts recorded at fair value in the Company's financial statements are included in the tables below.

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2011

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed maturity securities
U.S. government and agencies	$922.4	$—	$922.4	$—
Obligations of state and political subdivisions	5,455.4	—	5,445.9	9.5
Corporate securities	1,038.4	—	1,038.4	—
Mortgage-backed securities:
RMBS	1,427.9	—	1,294.3	133.6
CMBS	500.0	—	500.0	—
Asset-backed securities	458.1	—	222.6	235.5
Foreign government securities	339.7	—	339.7	—

Total fixed maturity securities	10,141.9	—	9,763.3	378.6
Short-term investments	734.0	210.3	523.7	—
Other invested assets(1)	43.5	—	32.8	10.7
Credit derivative assets	468.9	—	—	468.9
FG VIEs' assets, at fair value	2,819.1	—	—	2,819.1
Other assets(2)	79.5	25.7	—	53.8

Total assets carried at fair value	$14,286.9	$236.0	$10,319.8	$3,731.1

Liabilities:
Credit derivative liabilities	$1,772.8	$—	$—	$1,772.8
FG VIEs' liabilities with recourse, at fair value	2,396.9	—	—	2,396.9
FG VIEs' liabilities without recourse, at fair value	1,061.5	—	—	1,061.5

Total liabilities carried at fair value	$5,231.2	$—	$—	$5,231.2

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

6. Fair Value Measurement (Continued)

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2010

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed maturity securities
U.S. government and agencies	$1,048.2	$—	$1,048.2	$—
Obligations of state and political subdivisions	4,959.9	—	4,959.9	—
Corporate securities	992.5	—	992.5	—
Mortgage-backed securities:
RMBS	1,171.1	—	1,071.7	99.4
CMBS	379.1	—	379.1	—
Asset-backed securities	502.9	—	292.7	210.2
Foreign government securities	348.6	—	348.6	—

Total fixed maturity securities	9,402.3	—	9,092.7	309.6
Short-term investments	1,055.6	277.4	778.2	—
Other invested assets(1)	33.3	0.2	21.4	11.7
Credit derivative assets	592.9	—	—	592.9
FG VIEs' assets, at fair value	3,657.5	—	—	3,657.5
Other assets(2)	44.4	25.7	18.7	—

Total assets carried at fair value	$14,786.0	$303.3	$9,911.0	$4,571.7

Liabilities:
Credit derivative liabilities	$2,462.8	$—	$—	$2,462.8
FG VIEs' liabilities with recourse, at fair value	3,030.9	—	—	3,030.9
FG VIEs' liabilities without recourse, at fair value	1,337.2	—	—	1,337.2
Other liabilities	0.1	—	0.1	—

Total liabilities carried at fair value	$6,831.0	$—	$0.1	$6,830.9

(1)
Includes mortgage loans that are recorded at fair value on a non-recurring basis. At December 31, 2011 and December 31, 2010, such investments were carried at their market value of $9.0 million and $9.4 million, respectively. The mortgage loans are classified as Level 3 of the fair value hierarchy as there are significant unobservable inputs used in the valuation of such loans. An indicative dealer quote is used to price the non-performing portion of these mortgage loans. The performing loans are valued using management's determination of future cash flows arising from these loans, discounted at the rate of return that would be required by a market participant. This rate of return is based on indicative dealer quotes.

(2)
Includes fair value of CCS and supplemental executive retirement account assets.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

6. Fair Value Measurement (Continued)

Changes in Level 3 Fair Value Measurements

        The table below presents a roll forward of the Company's Level 3 financial instruments carried at fair value on a recurring basis during the years ended December 31, 2011 and 2010.

Fair Value Level 3 Rollforward
Recurring Basis

	Year Ended December 31, 2011
	Fixed Maturity Securities											FG VIEs' Liabilities with Recourse, at Fair Value	FG VIEs' Liabilities without Recourse, at Fair Value
											Credit Derivative Asset (Liability), net(5)
	Obligations of State and Political Subdivisions	RMBS		Asset- Backed Securities		Other Invested Assets	FG VIEs' Assets at Fair Value		Other Assets
	(in millions)
Fair value at December 31, 2010	$—	$99.4		$210.2		$2.3	$3,657.5		$—		$(1,869.9)	$(3,030.9)	$(1,337.2)
Total pretax realized and unrealized gains/(losses) recorded in:(1)
Net income (loss)	—	(23.3	)(2)	(7.5	)(2)	—	(314.3	)(3)	34.0	(4)	559.7 (6)	80.3 (3)	55.7 (3)
Other comprehensive income (loss)	0.4	(93.3)		9.1		(0.7)	—		—		—	—	—
Purchases	9.1	253.6		47.1		—	—		—		—	—	—
Sales	—	(4.1)		—		—	—		—		—	—	—
Settlements	—	(35.1)		(23.4)		0.1	(806.5)		—		6.3	826.1	283.1
FG VIE consolidations	—	(63.6)		—		—	282.4		—		—	(272.4)	(63.1)
Transfers into Level 3	—	—		—		—	—		19.8		—	—	—

Fair value at December 31, 2011	$9.5	$133.6		$235.5		$1.7	$2,819.1		$53.8		$(1,303.9)	$(2,396.9)	$(1,061.5)

Change in unrealized gains/(losses) related to financial instruments held at December 31, 2011	$0.4	$(92.7)		$9.1		$(0.7)	$160.9		$34.0		$570.4	$88.4	$(78.3)

	Year Ended December 31, 2010
	Fixed Maturity Securities							Credit Derivative Asset (Liability), net(5)				FG VIEs' Liabilities without Recourse, at Fair Value
						FG VIEs' Assets at Fair Value				FG VIEs' Liabilities with Recourse, at Fair Value
	RMBS		Asset- Backed Securities		Other Invested Assets
	(in millions)
Fair value at December 31, 2009	$—		$203.9		$0.2	$—		$(1,542.1)		$—		$—
Adoption of new accounting standard	—		—		—	1,925.3		—		(2,110.9)		(226.0)

Fair value at January 1, 2010	—		203.9		0.2	1,925.3		(1,542.1)		(2,110.9)		(226.0)
Total pretax realized and unrealized gains/(losses) recorded in:(1)
Net income (loss)	(0.1	)(2)	(14.6	)(2)	—	84.8	(3)	(1.6	)(6)	(45.4	)(3)	(35.4	)(3)
Other comprehensive income (loss)	(31.2)		1.2		(0.5)	—		—		—		—
Purchases, issuances, sales, settlements, net	90.3		0.9		2.6	(282.4)		(326.2)		255.3		91.7
FG VIE consolidations, deconsolidations, net	(14.7)		—		—	1,929.8		—		(1,129.9)		(1,167.5)
Transfers in and/or out of Level 3(7)	55.1		18.8		—	—		—		—		—

Fair value at December 31, 2010	$99.4		$210.2		$2.3	$3,657.5		$(1,869.9)		$(3,030.9)		$(1,337.2)

Change in unrealized gains/(losses) related to financial instruments held at December 31, 2010	$(31.2)		$1.2		$—	$243.2		$(120.9)		$(323.8)		$(7.5)

(1)
Realized and unrealized gains (losses) from changes in values of Level 3 financial instruments represent gains (losses) from changes in values of those financial instruments only for the periods in which the instruments were classified as Level 3.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

6. Fair Value Measurement (Continued)

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

        The carrying amount and estimated fair value of the Company's financial instruments are presented in the following table.

Fair Value of Financial Instruments

	As of December 31, 2011		As of December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets:
Fixed maturity securities	$10,141.9	$10,141.9	$9,402.3	$9,402.3
Short-term investments	734.0	734.0	1,055.6	1,055.6
Other invested assets	170.4	182.4	259.8	269.7
Credit derivative assets	468.9	468.9	592.9	592.9
FG VIEs' assets, at fair value	2,819.1	2,819.1	3,657.5	3,657.5
Other assets	79.5	79.5	44.4	44.4
Liabilities:
Financial guaranty insurance contracts(1)	4,664.0	4,319.8	4,777.6	5,582.8
Long-term debt(2)	1,038.3	1,186.3	1,052.9	1,201.8
Credit derivative liabilities	1,772.8	1,772.8	2,462.8	2,462.8
FG VIEs' liabilities with recourse, at fair value	2,396.9	2,396.9	3,030.9	3,030.9
FG VIEs' liabilities without recourse, at fair value	1,061.5	1,061.5	1,337.2	1,337.2

(1)
Carrying amount includes the balance sheet amounts related to financial guaranty insurance contract premiums and losses, net of reinsurance.

(2)
Carrying amount represented principal less accumulated discount or plus accumulated premium.

7. Financial Guaranty Contracts Accounted for as Credit Derivatives

Accounting Policy

        Credit derivatives are recorded at fair value. Changes in fair value are recorded in "net change in fair value of credit derivatives" on the consolidated statement of operations. Realized gains and other settlements on credit derivatives include credit derivative premiums received and receivable for credit protection the Company has sold under its insured CDS contracts, premiums paid and payable for credit protection the Company has purchased, contractual claims paid and payable and received and receivable related to insured credit events under these contracts, ceding commissions expense or income and realized gains or losses related to their early termination. Net unrealized gains and losses on credit derivatives represent the adjustments for changes in fair value in excess of realized gains and other settlements that are recorded in each reporting period. Fair value of credit derivatives is reflected

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

7. Financial Guaranty Contracts Accounted for as Credit Derivatives (Continued)

as either net assets or net liabilities determined on a contract by contract basis in the Company's consolidated balance sheets. See Note 6, Fair Value Measurement, for a discussion on the fair value methodology for credit derivatives.

Credit Derivatives

        The Company has a portfolio of financial guaranty contracts that meet the definition of a derivative in accordance with GAAP (primarily CDS). Until the Company ceased selling credit protection through credit derivative contracts in the beginning of 2009, following the issuance of regulatory guidelines that limited the terms under which the credit protection could be sold, management considered these agreements to be a normal part of its financial guaranty business. The potential capital or margin requirements that may apply under the Dodd-Frank Wall Street Reform and Consumer Protection Act contributed to the decision of the Company not to sell new credit protection through CDS in the foreseeable future.

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

Credit Derivative Net Par Outstanding by Sector

        The estimated remaining weighted average life of credit derivatives was 4.3 years at December 31, 2011 and 4.9 years at December 31, 2010. In 2011, CDS contracts totaling $11.5 billion in net par were terminated. The components of the Company's credit derivative net par outstanding are presented below.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

7. Financial Guaranty Contracts Accounted for as Credit Derivatives (Continued)

Credit Derivatives Net Par Outstanding

	As of December 31, 2011				As of December 31, 2010
Asset Type	Net Par Outstanding	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Rating	Net Par Outstanding	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Rating
	(dollars in millions)
Pooled corporate obligations:
Collateralized loan obligation/collateral bond obligations	$34,567	32.6%	32.0%	AAA	$45,953	32.2%	30.4%	AAA
Synthetic investment grade pooled corporate	12,393	20.4	18.7	AAA	14,905	19.2	17.6	AAA
Synthetic high yield pooled corporate	5,049	35.7	30.3	AA+	8,249	39.4	34.6	AA+
TruPS CDOs	4,518	46.6	31.9	BB	5,757	46.8	32.0	BB+
Market value CDOs of corporate obligations	4,546	30.6	28.9	AAA	5,069	36.0	42.9	AAA

Total pooled corporate obligations	61,073	31.2	28.9	AAA	79,933	31.7	29.3	AAA
U.S. RMBS:
Option ARM and Alt-A first lien	4,060	19.6	13.6	BB-	4,767	19.7	17.0	B+
Subprime first lien (including net interest margin)	4,012	30.1	53.9	A+	4,460	27.9	50.4	A+
Prime first lien	398	10.9	8.4	B	468	10.9	10.3	B
Closed end second lien and HELOCs(2)	62	—	—	B	81	—	—	B

Total U.S. RMBS	8,532	24.1	32.2	BBB	9,776	23.1	32.4	BBB-
CMBS	4,612	32.6	38.9	AAA	6,751	29.8	31.3	AAA
Other	10,830	—	—	A	13,311	—	—	A+

Total	$85,047			AA+	$109,771			AA+

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

        Except for TruPS CDOs, the Company's exposure to pooled corporate obligations is highly diversified in terms of obligors and industries. Most pooled corporate transactions are structured to limit exposure to any given obligor and industry. The majority of the Company's pooled corporate exposure consists of collateralized loan obligation ("CLO") or synthetic pooled corporate obligations. Most of these CLOs have an average obligor size of less than 1% of the total transaction and typically restrict the maximum exposure to any one industry to approximately 10%. The Company's exposure also benefits from embedded credit enhancement in the transactions which allows a transaction to sustain a certain level of losses in the underlying collateral, further insulating the Company from industry specific concentrations of credit risk on these deals.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

7. Financial Guaranty Contracts Accounted for as Credit Derivatives (Continued)

        The Company's TruPS CDO asset pools are generally less diversified by obligors and industries than the typical CLO asset pool. Also, the underlying collateral in TruPS CDOs consists primarily of subordinated debt instruments such as TruPS issued by bank holding companies and similar instruments issued by insurance companies, REITs and other real estate related issuers while CLOs typically contain primarily senior secured obligations. Finally, TruPS CDOs typically contain interest rate hedges that may complicate the cash flows. However, to mitigate these risks TruPS CDOs were typically structured with higher levels of embedded credit enhancement than typical CLOs. In 2011, approximately $837.8 million of CDS written on TruPS CDOs were converted to financial guaranty insurance policies.

        The Company's exposure to "Other" CDS contracts is also highly diversified. It includes $3.1 billion of exposure to three pooled infrastructure transactions comprising diversified pools of international infrastructure project transactions and loans to regulated utilities. These pools were all structured with underlying credit enhancement sufficient for the Company to attach at super senior AAA levels. The remaining $7.7 billion of exposure in "Other" CDS contracts comprises numerous deals typically structured with significant underlying credit enhancement and spread across various asset classes, such as commercial receivables, international RMBS, infrastructure, regulated utilities and consumer receivables.

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	December 31, 2011		December 31, 2010
Ratings	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
Super Senior	$21,802	25.6%	$29,344	26.7%
AAA	40,240	47.3	50,214	45.7
AA	4,084	4.8	8,138	7.4
A	5,830	6.9	7,405	6.7
BBB	5,030	5.9	6,312	5.8
BIG	8,061	9.5	8,358	7.7

Total credit derivative net par outstanding	$85,047	100.0%	$109,771	100.0%

Credit Derivative
U.S. Residential Mortgage-Backed Securities

	December 31, 2011
					Full Year 2011 Unrealized Gain (Loss) (in millions)
Vintage	Net Par Outstanding (in millions)	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Rating
2004 and Prior	$144	6.3%	19.4%	BBB+	$—
2005	2,525	30.5	64.8	AA	0.8
2006	1,641	29.3	35.5	A-	5.2
2007	4,222	18.6	11.0	B+	375.3

Total	$8,532	24.1%	32.2%	BBB	$381.3

(1)
Represents the sum of subordinate tranches and overcollateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

7. Financial Guaranty Contracts Accounted for as Credit Derivatives (Continued)

Credit Derivative
Commercial Mortgage-Backed Securities

	December 31, 2011
					Full Year 2011 Unrealized Gain (Loss) (in millions)
Vintage	Net Par Outstanding (in millions)	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Rating
2004 and Prior	$173	29.6%	57.6%	AAA	$(0.2)
2005	674	17.9	32.6	AAA	(0.1)
2006	2,176	33.6	39.1	AAA	12.1
2007	1,589	38.0	39.3	AAA	(1.4)

Total	$4,612	32.6%	38.9%	AAA	$10.4

(1)
Represents the sum of subordinate tranches and over-collateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

Net Change in Fair Value of Credit Derivatives

Net Change in Fair Value of Credit Derivatives Gain (Loss)

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Net credit derivative premiums received and receivable	$184.7	$206.8	$168.1
Net ceding commissions (paid and payable) received and receivable	3.4	3.5	2.2

Realized gains on credit derivatives	188.1	210.3	170.3
Termination losses	(22.5)	—	—
Net credit derivative losses (paid and payable) recovered and recoverable	(159.6)	(56.8)	(6.7)

Total realized gains and other settlements on credit derivatives	6.0	153.5	163.6
Net unrealized gains (losses) on credit derivatives	553.7	(155.1)	(337.8)

Net change in fair value of credit derivatives	$559.7	$(1.6)	$(174.2)

        Net credit derivative premiums received and receivable included $24.7 million in 2011, which represents the acceleration of future premium revenues for terminated CDS. In addition, the Company paid $22.5 million to terminate several CMBS CDS transactions in 2011 which carried high rating agency capital charges.

        Changes in the fair value of credit derivatives occur primarily because of changes in interest rates, credit spreads, credit ratings of the referenced entities, realized gains and other settlements, and the issuing company's own credit rating, credit spreads and other market factors. Except for estimated credit impairments (i.e., net expected payments), the unrealized gains and losses on credit derivatives are expected to reduce to zero as the exposure approaches its maturity date. With considerable volatility continuing in the market, unrealized gains (losses) on credit derivatives may fluctuate significantly in future periods.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

7. Financial Guaranty Contracts Accounted for as Credit Derivatives (Continued)

Net Change in Unrealized Gains (Losses) on Credit Derivatives By Sector

	Year Ended December 31,
Asset Type	2011	2010	2009
	(in millions)
Pooled corporate obligations:
CLOs/Collateral bond obligations	$10.4	$2.1	$152.3
Synthetic investment grade pooled corporate	15.6	(1.9)	(24.0)
Synthetic high yield pooled corporate	(1.2)	10.8	104.7
TruPS CDOs	14.3	59.1	(44.1)
Market value CDOs of corporate obligations	(0.3)	(0.1)	(0.6)
CDO of CDOs (corporate)	—	—	6.3

Total pooled corporate obligations	38.8	70.0	194.6
U.S. RMBS:
Option ARM and Alt-A first lien	299.9	(280.4)	(429.3)
Subprime first lien (including net interest margin)	24.0	(10.1)	4.9
Prime first lien	46.9	(8.3)	(85.2)
Closed end second lien and HELOCs	10.5	(2.0)	11.6

Total U.S. RMBS	381.3	(300.8)	(498.0)
CMBS	10.4	10.1	(41.1)
Other	123.2	65.6	6.7

Total	$553.7	$(155.1)	$(337.8)

        In 2011, U.S. RMBS unrealized fair value gains were generated primarily in the Option ARM, Alt-A, prime first lien and subprime sectors due to tighter implied net spreads. The tighter implied net spreads were primarily a result of the increased cost to buy protection in AGC's name as the market cost of AGC's credit protection increased. These transactions were pricing above their floor levels (or the minimum rate at which the Company would consider assuming these risks based on historical experience); therefore when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, increased the implied, spreads that the Company would expect to receive on these transactions decreased. The unrealized fair value gain in Other primarily resulted from tighter implied net spreads on a XXX life securitization transaction and a film securitization, which also resulted from the increased cost to buy protection in AGC's name, referenced above. The cost of AGM's credit protection also increased during the year, but did not lead to significant fair value gains, as the majority of AGM policies continue to price at floor levels. Claim payments increased primarily due to payments on transactions that were either restructured or where we obtained the collateral.

        In 2010, U.S. RMBS unrealized fair value losses were generated primarily in the Option ARM and Alt-A first lien sector due to wider implied net spreads. The wider implied net spreads were a result of internal ratings downgrades on several of these Option ARM and Alt-A first lien policies. The unrealized fair value gain within the TruPS CDO and Other asset classes resulted from tighter implied spreads. These transactions were pricing above their floor levels (or the minimum rate at which the Company would consider assuming these risks based on historical experience); therefore when the cost of purchasing CDS protection on AGC and AGM increased, the implied spreads that the Company would expect to receive on these transactions decreased. During 2010, AGC's and AGM's spreads widened. However, gains due to the widening of the Company's own CDS spreads were offset by declines in fair value resulting from price changes and the internal downgrades of several U.S. RMBS policies referenced above.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

7. Financial Guaranty Contracts Accounted for as Credit Derivatives (Continued)

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

Five Year CDS Spread on AGC and AGM

	As of December 31,
	2011	2010	2009		2008	2007
Quoted price of CDS contract (in basis points):
AGC	1,140	804	634		1,775	190
AGM	778	650	541	(1)	N/A	N/A

(1)
The quoted price of a CDS contract for AGM was 1,047 basis points at July 1, 2009.

Components of Credit Derivative Assets (Liabilities)

	As of December 31, 2011	As of December 31, 2010
	(in millions)
Credit derivative assets	$468.9	$592.9
Credit derivative liabilities	(1,772.8)	(2,462.8)

Net fair value of credit derivatives	(1,303.9)	(1,869.9)
Less: Effect of AGC and AGM credit spreads	4,291.9	3,669.4

Fair value of credit derivatives before effect of AGC and AGM credit spreads	$(5,595.8)	$(5,539.3)

        The fair value of CDS contracts at December 31, 2011 before considering the implications of AGC's and AGM's credit spreads, is a direct result of continued wide credit spreads in the fixed income security markets, and ratings downgrades. The asset classes that remain most affected are recent vintages of subprime RMBS and Alt-A first lien deals, as well as trust-preferred securities. When looking at December 31, 2011 compared with December 31, 2010, there was widening of spreads primarily relating to the Company's Alt-A first lien and subprime RMBS transactions, as well as the

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

7. Financial Guaranty Contracts Accounted for as Credit Derivatives (Continued)

Company's trust-preferred securities. This widening of spreads resulted in a loss of approximately $56.5 million, before taking into account AGC's or AGM's credit spreads.

        Management believes that the trading level of AGC's and AGM's credit spreads are due to the correlation between AGC's and AGM's risk profile and the current risk profile of the broader financial markets and to increased demand for credit protection against AGC and AGM as the result of its financial guaranty volume, as well as the overall lack of liquidity in the CDS market. Offsetting the benefit attributable to AGC's and AGM's credit spread were declines in fixed income security market prices primarily attributable to widening spreads in certain markets as a result of the continued deterioration in credit markets and some credit rating downgrades. The higher credit spreads in the fixed income security market are due to the lack of liquidity in the high yield CDO, Trust-Preferred CDO, and CLO markets as well as continuing market concerns over the most recent vintages of subprime RMBS.

        The following table presents the fair value and the present value of expected claim payments or recoveries for contracts accounted for as derivatives.

Net Fair Value and Expected Losses of Credit Derivatives by Sector
As of December 31, 2011

Asset Type	Fair Value of Credit Derivative Asset (Liability), net	Present Value of Expected Claim (Payments) Recoveries(1)
	(in millions)
Pooled corporate obligations:
CLOs/ Collateralized bond obligations	$(0.7)	$—
Synthetic investment grade pooled corporate	(23.8)	—
Synthetic high-yield pooled corporate	(15.7)	(5.2)
TruPS CDOs	(11.9)	(39.3)
Market value CDOs of corporate obligations	2.5	—

Total pooled corporate obligations	(49.6)	(44.5)
U.S. RMBS:
Option ARM and Alt-A first lien	(596.4)	(191.2)
Subprime first lien (including net interest margin)	(22.5)	(94.9)
Prime first lien	(44.3)	—
Closed-end second lien and HELOCs	(14.9)	6.6

Total U.S. RMBS	(678.1)	(279.5)
CMBS	(4.9)	—
Other	(571.3)	(94.9)

Total	$(1,303.9)	$(418.9)

(1)
Represents amount in excess of the present value of future installment fees to be received of $47.1 million. Includes R&W on credit derivatives of $215.0 million.

Ratings Sensitivities of Credit Derivative Contracts

        Within the Company's insured CDS portfolio, the transaction documentation for $2.4 billion in CDS par insured provides that if the financial strength rating of AGC were downgraded past a specified level (which level varies from transaction to transaction), would constitute a termination event

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

7. Financial Guaranty Contracts Accounted for as Credit Derivatives (Continued)

that would allow the CDS counterparty to terminate the affected transactions. If the CDS counterparty elected to terminate the affected transactions, under some transaction documents the Company could be required to make a termination payment (or may be entitled to receive a termination payment from the CDS counterparty) and under other transaction documents the credit protection would be cancelled and no termination payment would be owing by either party. Under certain documents, the Company has the right to cure the termination event by posting collateral, assigning its rights and obligations in respect of the transactions to a third party, or seeking a third party guaranty of the obligations of the Company. The Company currently has three ISDA master agreements under which the applicable counterparty could elect to terminate transactions upon a rating downgrade of AGC. If AGC's financial strength ratings were downgraded to BBB- or Baa3, $89 million in par insured could be terminated by one counterparty; and if AGC's ratings were downgraded to BB+ or Ba1, an additional approximately $2.3 billion in par insured could be terminated by the other two counterparties. The Company does not believe that it can accurately estimate the termination payments it could be required to make if, as a result of any such downgrade, a CDS counterparty terminated its CDS contracts with the Company. These payments could have a material adverse effect on the Company's liquidity and financial condition.

        Under a limited number of other CDS contracts, the Company may be required to post eligible collateral to secure its obligation to make payments under such contracts. Eligible collateral is generally cash or U.S. government or agency securities; eligible collateral other than cash is valued at a discount to the face amount. For certain of such contracts, the CDS counterparty has agreed to have some exposure to the Company on an unsecured basis, but as the financial strength ratings of the Company's insurance subsidiaries decline, the amount of unsecured exposure to the Company allowed by the CDS counterparty decreases until, at a specified rating level (which level varies from transaction to transaction), the Company must collateralize all of the exposure. The amount of collateral required is based on a mark-to-market valuation of the exposure that must be secured. Under other contracts, the Company has negotiated caps such that the posting requirement cannot exceed a certain fixed amount, regardless of the financial strength ratings of the Company's insurance subsidiaries. As of December 31, 2011 the amount of insured par that is subject to collateral posting is approximately $14.8 billion (which amount is not reduced by unsecured exposure to the Company allowed by CDS counterparties at current financial strength rating levels), for which the Company has agreed to post approximately $779.9 million of collateral (which amount reflects some of the eligible collateral being valued at a discount to the face amount). The Company may be required to post additional collateral from time to time, depending on its financial strength ratings and on the market values of the transactions subject to the collateral posting. For approximately $14.3 billion of that $14.8 billion, at the Company's current ratings, the Company need not post on a cash basis more than $625 million, regardless of any change in the market value of the transactions, due to caps negotiated with counterparties. For the avoidance of doubt, the $625 million is already included in the $779.9 million that the Company has agreed to post. In the event AGC's ratings are downgraded to A+ or A3, the maximum amount to be posted against the $14.3 billion increases by $50 million to $675 million.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

7. Financial Guaranty Contracts Accounted for as Credit Derivatives (Continued)

Sensitivity to Changes in Credit Spread

        The following table summarizes the estimated change in fair values on the net balance of the Company's credit derivative positions assuming immediate parallel shifts in credit spreads on AGC and AGM and on the risks that they both assume.

Effect of Changes in Credit Spread

	As of December 31, 2011
Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
100% widening in spreads	$(2,739.7)	$(1,435.8)
50% widening in spreads	(2,023.6)	(719.7)
25% widening in spreads	(1,665.7)	(361.8)
10% widening in spreads	(1,450.9)	(147.0)
Base Scenario	(1,303.9)	—
10% narrowing in spreads	(1,188.7)	115.2
25% narrowing in spreads	(1,018.4)	285.5
50% narrowing in spreads	(741.4)	562.5

(1)
Includes the effects of spreads on both the underlying asset classes and the Company's own credit spread.

8. Consolidation of Variable Interest Entities

        The Company provides financial guaranties with respect to debt obligations of special purpose entities, including VIEs. AGC and AGM do not sponsor any VIEs when underwriting third party financial guaranty insurance or credit derivative transactions, nor has either of them acted as the servicer or collateral manager for any VIE obligations that it insures. The transaction structure generally provides certain financial protections to the Company. This financial protection can take several forms, the most common of which are overcollateralization, first loss protection (or subordination) and excess spread. In the case of overcollateralization (i.e., the principal amount of the securitized assets exceeds the principal amount of the structured finance obligations guaranteed by the Company), the structure allows defaults of the securitized assets before a default is experienced on the structured finance obligation guaranteed by the Company. In the case of first loss, the financial guaranty insurance policy only covers a senior layer of losses experienced by multiple obligations issued by special purpose entities, including VIEs. The first loss exposure with respect to the assets is either retained by the seller or sold off in the form of equity or mezzanine debt to other investors. In the case of excess spread, the financial assets contributed to special purpose entities, including VIEs, generate cash flows that are in excess of the interest payments on the debt issued by the special purpose entity. Such excess spread is typically distributed through the transaction's cash flow waterfall and may be used to create additional credit enhancement, applied to redeem debt issued by the special purpose entities, including VIEs (thereby, creating additional overcollateralization), or distributed to equity or other investors in the transaction.

        AGC and AGM are not primarily liable for the debt obligations issued by the VIEs they insure and would only be required to make payments on these debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due. AGL's and its Subsidiaries' creditors do not have any rights with regard to the assets of the VIEs. Proceeds from sales, maturities, prepayments and interest from VIE assets may only be used to pay debt service on VIE liabilities. Net fair value

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

8. Consolidation of Variable Interest Entities (Continued)

gains and losses on FG VIEs are expected to reverse to zero at maturity of the VIE debt, except for claim payments paid by AGC or AGM under the financial guaranty insurance contract. The Company's estimate of expected loss to be paid for FG VIEs is included in Note 5, Financial Guaranty Insurance Contracts.

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

        Effective January 1, 2010, accounting standards require the Company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both 1) the power to direct the activities of a VIE that most significantly impact the entity's economic performance; and 2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. This guidance requires an ongoing reassessment of whether the Company is the primary beneficiary of a VIE.

        As part of the terms of its financial guaranty contracts, the Company obtains certain protective rights with respect to the VIE that are triggered by the occurrence of certain events, such as failure to be in compliance with a covenant due to poor deal performance or a deterioration in a servicer or collateral manager's financial condition. At deal inception, the Company typically is not deemed to control a VIE; however, once a trigger event occurs, the Company's control of the VIE typically increases. The Company continuously evaluates its power to direct the activities that most significantly impact the economic performance of VIEs that have debt obligations insured by the Company and, accordingly, where the Company is obligated to absorb VIE losses that could potentially be significant to the VIE. The Company obtains protective rights under its insurance contracts that give the Company additional controls over a VIE if there is either deterioration of deal performance or in the financial health of the deal servicer. The Company is deemed to be the control party for financial reporting purposes, typically when its protective rights give it the power to both terminate and replace the deal servicer, which are characteristics specific to the Company's financial guaranty contracts.

        The FG VIEs' liabilities that are insured by the Company are considered to be with recourse, because the Company guarantees the payment of principal and interest regardless of the performance of the related FG VIEs' assets. FG VIEs' liabilities that are not insured by the Company are considered to be without recourse, because the payment of principal and interest of these liabilities is wholly dependent on the performance of the FG VIEs' assets.

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

December 31, 2011, 2010 and 2009

8. Consolidation of Variable Interest Entities (Continued)

liabilities classified as FG VIEs' assets and liabilities. Upon consolidation of FG VIEs, the Company elected the fair value option because the carrying amount transition method was not practical.

Adoption of Consolidation of VIE Standard on January 1, 2010

        This change in accounting was recognized as a cumulative effect adjustment to retained earnings on January 1, 2010. The cumulative effect was a $206.5 million after-tax decrease to the opening retained earnings balance representing the consolidation of 21 VIEs at fair value.

Adoption of VIE Consolidation Accounting Guidance January 1, 2010

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

        At December 31, 2009, the Company consolidated four VIEs that had issued debt obligations insured by the Company. Under the new accounting standard effective January 1, 2010, consolidation was no longer required and, accordingly, the four VIEs were deconsolidated at fair value, which was approximately $791.9 million in VIEs' assets and $788.7 million in VIEs' liabilities. The effect of this deconsolidation is included in the "Transition Adjustment" amounts above.

Consolidated FG VIEs

        During 2011, the Company determined that based on the assessment of its control rights over servicer or collateral manager replacement, given that servicing/managing collateral were deemed to be the VIEs' most significant activities, eight additional VIEs required consolidation. This resulted in a net loss on consolidation of $95.3 million, which was included in "net change in fair value of FG VIEs" in the consolidated statement of operations. In addition, debt on four FG VIEs was fully paid down during 2011. As a result, there were a total of 33 consolidated VIEs at December 31, 2011, compared to 29 VIEs at December 31, 2010.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

8. Consolidation of Variable Interest Entities (Continued)

        The total unpaid principal balance for the FG VIEs' assets that were over 90 days or more past due was approximately $900.7 million. The change in the instrument-specific credit risk of the FG VIEs' assets for the year ended December 31, 2011 was a loss of approximately $600.4 million. The difference between the aggregate unpaid principal and aggregate fair value of the FG VIEs' liabilities was approximately $2,710.9 million at December 31, 2011.

        The table below shows the carrying value of the consolidated FG VIEs' assets and liabilities in the consolidated financial statements, segregated by the types of assets that collateralize their respective debt obligations:

Consolidated VIEs
By Type of Collateral

	As of December 31, 2011			As of December 31, 2010
	Number of VIEs	Assets	Liabilities	Number of VIEs	Assets	Liabilities
	(dollars in millions)
HELOCs	8	$616.0	$951.0	8	$857.1	$1,126.1
First liens:
Alt-A first lien	3	146.6	134.8	—	—	—
Option ARM	2	524.4	719.3	2	626.6	909.4
Subprime	5	414.5	500.4	5	528.7	616.5
Closed-end second lien	10	600.2	635.5	5	747.4	818.4
Automobile loans	4	227.6	227.6	7	486.8	486.8
Life insurance	1	289.8	289.8	1	304.8	304.8
Credit card loans	—	—	—	1	106.1	106.1

Total	33	$2,819.1	$3,458.4	29	$3,657.5	$4,368.1

Gross Par Outstanding for FG VIEs' Liabilities
With Recourse

	As of December 31, 2011	As of December 31, 2010
	(in millions)
Gross par outstanding for FG VIEs' liabilities with recourse	$3,796.4	$3,630.5

Contractual Maturity Schedule of FG VIE Liabilities with Recourse

Contractual Maturity	As of December 31, 2011
(in millions)
2012	$—
2013	$15.7
2014	138.9
2015	—
2016	—
Thereafter	3,641.8

Total	$3,796.4

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

8. Consolidation of Variable Interest Entities (Continued)

Effect of Consolidating FG VIEs on Net Income
and Shareholders' Equity(1)

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Net earned premiums	$(74.7)	$(47.6)	$—
Net investment income	(8.3)	—	—
Net realized investment gains (losses)	11.9	—	—
Net change in fair value of FG VIEs	(132.0)	(273.6)	(1.2)
Loss and LAE	92.7	65.9	—

Total pretax effect on net income	(110.4)	(255.3)	(1.2)
Less: tax provision (benefit)	(38.7)	(89.4)	—

Total effect on net income	$(71.7)	$(165.9)	$(1.2)

	As of December 31, 2011	As of December 31, 2010
	(in millions)
Total (decrease) increase on shareholders' equity	$(405.2)	$(371.4)

(1)
Includes the effect of eliminating insurance balances related to the financial guaranty insurance contracts.

Non-Consolidated VIEs

        To date, the Company's analyses have indicated that it does not have a controlling financial interest in any other VIEs and, as a result, they are not consolidated in the consolidated financial statements. The Company's exposure provided through its financial guaranties with respect to debt obligations of special purpose entities is included within net par outstanding in Note 4, Outstanding Exposure.

9. Investments

Accounting Policy

        The vast majority of the Company's investment portfolio is fixed maturity and short-term investments, classified as available-for-sale at the time of purchase (approximately 98.0% based on fair value at December 31, 2011), and therefore carried at fair value with change in fair value recorded in OCI, unless other than temporarily impaired. Changes in fair value for other than temporarily impaired securities are bifurcated between credit losses and non-credit changes in fair value. Credit losses on OTTI securities are recorded in the statement of operations and the non-credit component of OTTI securities are recorded in OCI. For other-than temporarily improved securities where the Company has the intent to sell, both credit and non-credit related changes in fair value are recorded in the consolidated statements of operations. OTTI credit losses adjust the amortized cost of impaired securities and that amortized cost basis is not adjusted for subsequent recoveries in fair value. However, the amortized cost basis is adjusted for accretion and amortization using the effective interest method with a corresponding entry recorded in net investment income.

        Realized gains and losses on sales of investments are determined using the specific identification method. Realized loss includes amounts recorded for other than temporary impairments on debt securities.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

9. Investments (Continued)

        For mortgage-backed securities, and any other holdings for which there is prepayment risk, prepayment assumptions are evaluated and revised as necessary. Any necessary adjustments due to changes in effective yields and maturities are recognized in current income.

        Short-term investments, which are those investments with a maturity of less than one year at time of purchase, are carried at fair value and include amounts deposited in money market funds.

        Other invested assets includes assets acquired in refinancing transactions are primarily comprised of franchise loans, which are evaluated for impairment by assessing the probability of collecting expected cash flows. Any impairment is recorded in the consolidated statement of operations and any subsequent increases in expected cash flow are recorded as an increase in yield over the remaining life of the loans. Other invested assets also include trading securities and a 50% equity investment acquired in a restructuring of an insured CDS and other investments. Trading securities are recorded on a trade date basis and carried at fair value. Unrealized gains and losses on trading securities are reflected in net income. The Company's 50% equity investment is carried at its proportionate share of the underlying entity's equity value (See "—Investment in Portfolio Funding Company LLC I" below).

        Other invested assets also include trading securities which are recorded on a trade date basis and carried at fair value. Unrealized gains and losses on trading securities are reflected in net income.

Assessment for Other-Than Temporary Impairments

        Prior to April 1, 2009, if a security was deemed to be OTTI, the entire difference between fair value and the amortized cost of a debt security at the measurement date was recorded in the consolidated statement of operations as a realized loss. The previous amortized cost basis less the OTTI recognized in earnings was the new amortized cost basis of the investment. That new amortized cost basis was not adjusted for subsequent recoveries in fair value. However, if, based on cash flow estimates on the date of impairment, the recoverable value of the investment was greater than the new cost basis (i.e., the fair value on the date of impairment) of the investment, the difference was accreted into net investment income in future periods based upon the amount and timing of expected future cash flows of the security. The cumulative effect of the adoption of the OTTI standard on April 1, 2009 was a $62.2 million pretax ($57.7 million after-tax) reclassification of losses from retained earnings to accumulated OCI ("AOCI").

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

        The Company has a formal review process to determine OTTI for securities in its investment portfolio where there is no intent to sell and it is not more likely than not it will be required to sell the security before recovery. Factors considered when assessing impairment include:

  •
  a decline in the market value of a security by 20% or more below amortized cost for a continuous period of at least six months;

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

9. Investments (Continued)

  •
  a decline in the market value of a security for a continuous period of 12 months;

  •
  recent credit downgrades of the applicable security or the issuer by rating agencies;

  •
  the financial condition of the applicable issuer;

  •
  whether loss of investment principal is anticipated; and

  •
  whether scheduled interest payments are past due.

        For these securities, the Company's formal review process includes analyses of the ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. If the net present value is less than the amortized cost of the investment, an OTTI loss is recorded. The net present value is calculated by discounting the Company's best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment. The Company's estimates of projected future cash flows are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. The Company develops these estimates using information based on historical experience, credit analysis of an investment, as mentioned above, and market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of the security. For mortgage-backed and asset backed securities, cash flow estimates also include prepayment assumptions and other assumptions regarding the underlying collateral including default rates, recoveries and changes in value. The determination of the assumptions used in these projections requires the use of significant management judgment.

        The Company's assessment of a decline in value included management's current assessment of the factors noted above. The Company also seeks advice from its outside investment managers. If that assessment changes in the future, the Company may ultimately record a loss after having originally concluded that the decline in value was temporary.

Investment Portfolio

        Net investment income increased due to a shift to longer duration assets, higher income on loss mitigation bonds, and additional earnings on higher invested asset balances. Accrued investment income on fixed maturity and short-term investments was $100.3 million and $97.9 million as of December 31, 2011 and 2010, respectively.

Net Investment Income

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Income from fixed maturity securities	$399.2	$359.7	$262.4
Income from short-term investments	0.9	3.5	3.2

Gross investment income	400.1	363.2	265.6
Investment expenses	(9.1)	(8.5)	(6.4)

Net investment income	$391.0	$354.7	$259.2

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

9. Investments (Continued)

Net Realized Investment Gains (Losses)

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Realized gains on investment portfolio	$36.4	$31.1	$28.3
Realized losses on investment portfolio	(9.8)	(5.7)	(15.2)
OTTI:
Intent to sell	(5.4)	(4.0)	(13.4)
Credit component of OTTI securities	(39.2)	(23.4)	(32.4)

OTTI	(44.6)	(27.4)	(45.8)

Net realized investment gains (losses)	$(18.0)	$(2.0)	$(32.7)

        The following table presents the roll-forward of the credit losses of fixed maturity securities for which the Company has recognized OTTI and where the portion of the fair value adjustment related to other factors was recognized in OCI.

Roll Forward of Credit Losses in the Investment Portfolio

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Balance, beginning of period	$27.3	$19.9	$0.6
Additions for credit losses on securities for which an OTTI was not previously recognized	26.6	7.3	13.6
Eliminations of securities issued by FG VIEs	(13.5)	—	—
Reductions for securities sold during the period	(6.4)	—	(0.1)
Additions for credit losses on securities for which an OTTI was previously recognized	12.7	0.1	6.1
Reductions for credit losses now recognized in earnings due to intention to sell the security	—	—	(0.3)

Balance, end of period	$46.7	$27.3	$19.9

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

9. Investments (Continued)

Fixed Maturity Securities and Short Term Investments
by Security Type

	As of December 31, 2011
Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Gain (Loss) on Securities with OTTI	Weighted Average Credit Quality(2)
	(dollars in millions)
Fixed maturity securities:
U.S. government and agencies	8%	$850.2	$72.3	$(0.1)	$922.4	$—	AA+
Obligations of state and political subdivisions	49	5,097.3	358.6	(0.5)	5,455.4	5.7	AA
Corporate securities	10	989.0	51.8	(2.4)	1,038.4	(0.2)	A+
Mortgage-backed securities(3):
RMBS	14	1,454.3	63.9	(90.3)	1,427.9	(35.1)	AA
CMBS	5	475.6	24.4	—	500.0	2.7	AAA
Asset-backed securities	4	439.5	37.7	(19.1)	458.1	29.2	BBB-
Foreign government securities	3	332.6	13.3	(6.2)	339.7	—	AAA

Total fixed maturity securities	93	9,638.5	622.0	(118.6)	10,141.9	2.3	AA
Short-term investments	7	734.0	—	—	734.0	—	AAA

Total investment portfolio	100%	$10,372.5	$622.0	$(118.6)	$10,875.9	$2.3	AA

	As of December 31, 2010
Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Gain (Loss) on Securities with OTTI	Weighted Average Credit Quality(2)
	(dollars in millions)
Fixed maturity securities:
U.S. government and agencies	10%	$1,000.3	$48.3	$(0.4)	$1,048.2	$—	AAA
Obligations of state and political subdivisions	48	4,922.0	99.9	(62.0)	4,959.9	(1.4)	AA
Corporate securities	9	980.1	25.2	(12.8)	992.5	0.2	AA-
Mortgage-backed securities(3):
RMBS	11	1,158.9	56.5	(44.3)	1,171.1	(8.6)	AA
CMBS	4	365.7	14.8	(1.4)	379.1	2.5	AAA
Asset-backed securities	5	498.2	9.9	(5.2)	502.9	(4.1)	BBB+
Foreign government securities	3	349.5	5.3	(6.2)	348.6	—	AA+

Total fixed maturity securities	90	9,274.7	259.9	(132.3)	9,402.3	(11.4)	AA
Short-term investments	10	1,055.3	0.3	—	1,055.6	—	AAA

Total investment portfolio	100%	$10,330.0	$260.2	$(132.3)	$10,457.9	$(11.4)	AA

(1)
Based on amortized cost.

(2)
Ratings in the tables above represent the lower of the Moody's and S&P classifications except for bonds purchased for loss mitigation or risk management strategies, which use internal ratings classifications (see below.) The Company's portfolio consists primarily of high-quality, liquid instruments.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

9. Investments (Continued)

(3)
Government-agency obligations were approximately 66% of mortgage backed securities as of December 31, 2011 and 64% as of December 31, 2010 based on fair value. Excluding loss mitigation related purchases, government-agency obligations were 71% of mortgage backed securities as of December 31, 2011 and 69% as of December 31, 2010 based on fair value.

        The Company continues to receive sufficient information to value its investments and has not had to modify its valuation approach due to the current market conditions. As of December 31, 2011, amounts, net of tax, in AOCI included a net unrealized gain of $3.1 million for securities for which the Company had recognized OTTI and a net unrealized gain of $363.6 million for securities for which the Company had not recognized OTTI. As of December 31, 2010, amounts, net of tax, in AOCI included a net unrealized loss of $5.6 million for securities for which the Company had recognized OTTI and a net unrealized gain of $115.3 million for securities for which the Company had not recognized OTTI.

        The Company's investment portfolio in tax-exempt and taxable municipal securities includes issuances by a wide number of municipal authorities across the U.S. and its territories. This is a high quality portfolio of municipal securities with an average rating of AA as of December 31, 2011 and December 31, 2010. Securities rated lower than A-/A3 by S&P or Moody's are not eligible to be purchased for the Company's portfolio.

        The following tables present the fair value of the Company's available-for-sale municipal bond portfolio as of December 31, 2011 and December 31, 2010 by state, excluding $403.4 million and $478.3 million of pre-refunded bonds, respectively. The credit ratings are based on the underlying ratings and do not include any benefit from bond insurance.

Fair Value of Available-for-Sale Municipal Bond Portfolio by State

	As of December 31, 2011
State	State General Obligation	Local General Obligation	Revenue	Fair Value	Amortized Cost	Average Credit Rating
	(in millions)
Texas	$86.3	$342.0	$345.6	$773.9	$724.0	AA
New York	12.3	60.3	622.6	695.2	653.8	AA
California	19.1	50.9	296.8	366.8	336.2	AA
Florida	34.2	61.7	247.4	343.3	316.9	AA
Illinois	16.2	86.9	197.1	300.2	281.5	AA
Massachusetts	42.5	9.7	163.7	215.9	198.9	AA
Washington	37.8	52.5	123.4	213.7	199.7	AA
Arizona	—	7.7	164.6	172.3	163.0	AA
Ohio	—	52.7	85.9	138.6	128.8	AA
Michigan	—	37.2	99.0	136.2	128.5	AA
All others	310.5	271.8	1,113.6	1,695.9	1,588.6	AA

Total	$558.9	$1,033.4	$3,459.7	$5,052.0	$4,719.9	AA

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

9. Investments (Continued)

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

Revenue Sources

	As of December 31, 2011		As of December 31, 2010
Type	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(in millions)
Tax backed	$800.0	$748.7	$609.0	$607.2
Transportation	717.4	669.7	725.5	718.9
Water and sewer	530.4	500.7	470.6	471.3
Municipal utilities	528.8	493.5	457.8	456.8
Higher education	332.1	307.2	298.2	302.1
Healthcare	273.4	257.6	207.3	206.5
All others	277.6	265.4	322.4	323.1

Total	$3,459.7	$3,242.8	$3,090.8	$3,085.9

        The Company's investment portfolio is managed by four outside managers. As municipal investments are a material portion of the Company's overall investment portfolio, the Company has established detailed guidelines regarding credit quality, exposure to a particular sector and exposure to a particular obligor within a sector. Each of the portfolio managers perform independent analysis on every municipal security they purchase for the Company's portfolio. The Company meets with each of its portfolio managers quarterly and reviews all investments with a change in credit rating as well as any investments on the manager's watch list of securities with the potential for downgrade. The Company does not independently assign investments within the Company's portfolio an individual rating.

        The following tables summarize, for all securities in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

9. Investments (Continued)

Fixed Maturity Securities
Gross Unrealized Loss by Length of Time

	As of December 31, 2011
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(dollars in millions)
U.S. government and agencies	$3.8	$(0.1)	$—	$—	$3.8	$(0.1)
Obligations of state and political subdivisions	17.0	(0.0)	20.6	(0.5)	37.6	(0.5)
Corporate securities	79.9	(2.3)	3.1	(0.1)	83.0	(2.4)
Mortgage-backed securities:
RMBS	186.6	(68.2)	36.5	(22.1)	223.1	(90.3)
CMBS	2.8	(0.0)	—	—	2.8	(0.0)
Asset-backed securities	—	—	25.7	(19.1)	25.7	(19.1)
Foreign government securities	141.4	(6.2)	—	—	141.4	(6.2)

Total	$431.5	$(76.8)	$85.9	$(41.8)	$517.4	$(118.6)

Number of securities		72		54		126

Number of securities with OTTI		6		4		10

	As of December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(dollars in millions)
U.S. government and agencies	$20.5	$(0.4)	$—	$—	$20.5	$(0.4)
Obligations of state and political subdivisions	1,694.5	(58.9)	23.5	(3.1)	1,718.0	(62.0)
Corporate securities	403.6	(12.8)	—	—	403.6	(12.8)
Mortgage-backed securities:
RMBS	143.4	(32.1)	37.3	(12.2)	180.7	(44.3)
CMBS	92.6	(1.4)	—	—	92.6	(1.4)
Asset-backed securities	228.3	(5.1)	2.3	(0.1)	230.6	(5.2)
Foreign government securities	245.3	(6.2)	—	—	245.3	(6.2)

Total	$2,828.2	$(116.9)	$63.1	$(15.4)	$2,891.3	$(132.3)

Number of securities		405		18		423

Number of securities with OTTI		10		3		13

        The decrease in gross unrealized losses was primarily attributable to municipal securities offset by increases in gross unrealized losses attributable to RMBS and asset backed securities. Of the securities in an unrealized loss position for 12 months or more as of December 31, 2011, 10 securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of December 31, 2011 was $40.8 million. The unrealized loss is yield-related and not specific to individual issuer credit. The Company has determined that the unrealized losses recorded as of December 31, 2011 are yield related and not the result of other-than-temporary impairments.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

9. Investments (Continued)

        The amortized cost and estimated fair value of available-for-sale fixed maturity securities by contractual maturity as of December 31, 2011 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities
by Contractual Maturity

	As of December 31, 2011
	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$391.3	$391.1
Due after one year through five years	1,543.0	1,599.6
Due after five years through 10 years	2,372.2	2,592.0
Due after 10 years	3,402.1	3,631.3
Mortgage-backed securities:
RMBS	1,454.3	1,427.9
CMBS	475.6	500.0

Total	$9,638.5	$10,141.9

        Under agreements with its cedants and in accordance with statutory requirements, the Company maintains fixed maturity securities in trust accounts for the benefit of reinsured companies, which amounted to $380.1 million and $365.3 million as of December 31, 2011 and 2010, respectively. In addition, to fulfill state licensing requirements the Company has placed on deposit eligible securities of $23.9 million and $19.2 million as of December 31, 2011 and December 31, 2010, respectively, for the protection of policyholders. To provide collateral for a letter of credit, the Company holds a fixed maturity investment in a segregated account which amounted to $3.5 million as of December 31, 2011. There were no fixed maturity investments in a segregated account as of December 31, 2010.

        Under certain derivative contracts, the Company is required to post eligible securities as collateral. The need to post collateral under these transactions is generally based on mark-to-market valuations in excess of contractual thresholds. The fair market value of the Company's pledged securities totaled $779.9 million and $765.9 million as of December 31, 2011 and December 31, 2010, respectively.

        No material investments of the Company were non-income producing for the years ended December 31, 2011, 2010 and 2009, respectively.

        The Company purchased securities that it has insured, and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses. These securities were purchased at a discount and are accounted for excluding the effects of the Company's insurance on the securities. As of December 31, 2011, securities purchased for loss mitigation purposes included in the fixed maturity portfolio on the consolidated balance sheet had a fair value of $192.3 million representing $701.3 million of par. Under the terms of certain credit derivative contracts, the Company has obtained the obligations referenced in the transactions and recorded such assets in fixed maturity securities in the consolidated balance sheets. Such amounts totaled $186.0 million, representing $222.4 million in par.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

9. Investments (Continued)

Assets Acquired in Refinancing Transactions

        The Company has rights under certain of its financial guaranty insurance policies and indentures that allow it to accelerate the insured notes and pay claims under its insurance policies upon the occurrence of predefined events of default. To mitigate financial guaranty insurance losses, the Company may elect to purchase the outstanding insured obligation or its underlying collateral. Generally, refinancing vehicles reimburse AGM in whole for its claims payments in exchange for assignments of certain of AGM's rights against the trusts. The refinancing vehicles obtained their funds from the proceeds of AGM-insured GICs issued in the ordinary course of business by the Financial Products Companies. The refinancing vehicles are consolidated with the Company. The carrying value of assets acquired in refinancing transactions was $107.1 million and $129.4 million as of December 31, 2011 and 2010, respectively and are primarily comprised of franchise loans. The accretable yield on the securitized loans was $140.9 million and $137.1 million at December 31, 2011 and 2010, respectively.

        Income on assets acquired in refinancing transactions is recorded in "other income" and was $5.1 million, $6.7 million and $3.2 million for years ended December 31, 2011, 2010 and 2009, respectively.

Investment in Portfolio Funding Company LLC I

        In the third quarter of 2010, as part of loss mitigation efforts under a CDS contract insured by the Company, the Company acquired a 50% interest in Portfolio Funding Company LLC I ("PFC"). PFC owns the distribution rights of a motion picture film library. The Company accounts for its interest in PFC as an equity investment. The value of the Company's investment in PFC as of December 31, 2011 and 2010 was $45.0 and $87.1 million, respectively. The Company's equity earnings in PFC are included in net change in fair value of credit derivatives, as these proceeds are used to offset the Company's payments under its CDS contract. As part of the aforementioned loss mitigation efforts, the Company also provided through PFC a subordinated debt and a working capital facility valued at $37.8 million as of both December 31, 2011 and 2010. In January 2012, the subordinated debt and working capital facility were repaid in their entirety.

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

        The Company's U.S. domiciled insurance companies prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the National Association of Insurance Commissioners ("NAIC") and their respective insurance departments. Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual. The Company has no permitted accounting practices on a statutory basis.

        AG Re, a Bermuda regulated Class 3B insurer, prepares its statutory financial statements in conformity with the accounting principles set forth in the Insurance Act 1978, amendments thereto and related regulations.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

10. Insurance Company Regulatory Requirements (Continued)

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

Insurance Regulatory Amounts Reported

	Policyholders' Surplus		Net Income (Loss)
	As of December 31,		Year Ended December 31,
	2011	2010	2011	2010	2009
	(in millions)
AGC(1)	$1,021.5	$854.1	$229.9	$(182.1)	$(243.1)
AG Re	1,290.6	1,190.4	141.2	(26.4)	8.5
AGM	1,227.2	992.7	632.2	401.8	(228.2)

(1)
In 2009, AGC issued a $300.0 million surplus note to AGM. Under accounting practices prescribed or permitted by insurance regulatory authorities, these surplus notes are accounted for as contributed capital, as opposed to debt under GAAP.

Dividend Restrictions and Capital Requirements

        AGC is a Maryland domiciled insurance company. As of December 31, 2011, the amount available for distribution from AGC during 2012 with notice to, but without prior approval of, the Maryland

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

10. Insurance Company Regulatory Requirements (Continued)

Commissioner of Insurance under the Maryland insurance law is approximately $102.1 million. During the years ended December 31, 2011, 2010 and 2009, AGC declared and paid $30.0 million, $50.0 million and $16.8 million, respectively, in dividends to AGUS.

        AGM is a New York domiciled insurance company. Based on AGM's statutory statements for year ended December 31, 2011, the maximum amount available for payment of dividends by AGM without regulatory approval over the 12 months following December 31, 2011, was approximately $120.9 million. In connection with Assured Guaranty's acquisition of AGMH, Assured Guaranty agreed with Dexia to dividend limitations described in the "AGMH Acquisition" section of Note 2, Business Changes, Risks, Uncertainties and Accounting Developments that survive until July 1, 2012. Until this covenant is no longer in effect, it constitutes a limitation on AGM's ability to pay dividends that is more restrictive than the statutory limitation. Also in connection with the AGMH Acquisition, the Company committed to the New York Department of Financial Services that AGM would not pay any dividends for a period of two years from the Acquisition Date without written approval of the New York Department of Financial Services and therefore AGM did not pay any dividends in 2011 and 2010.

        AG Re is a Bermuda domiciled insurance company and its dividend distribution is governed by Bermuda law. The amount available at AG Re to pay dividends in 2012 in compliance with Bermuda law is approximately $845 million. However, any distribution that results in a reduction of 15% ($193.6 million as of December 31, 2011) or more of AG Re's total statutory capital, as set out in its previous year's financial statements, would require the prior approval of the Bermuda Monetary Authority. Dividends are limited by requirements that the subject company must at all times (i) maintain the minimum solvency margin required under the Insurance Act of 1978 and (ii) have relevant assets in an amount at least equal to 75% of relevant liabilities, both as defined under the Insurance Act of 1978. AG Re, as a Class 3B insurer, is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the Authority an affidavit stating that it will continue to meet the required margins. AG Re declared and paid $86.0 million and $24.0 million during years ended December 31, 2011 and 2010, respectively, to its parent, AGL. During 2009, AG Re declared $26.6 million and paid $30.3 million in dividends to its parent, AGL.

11. Income Taxes

Accounting Policy

        The provision for income taxes consists of an amount for taxes currently payable and an amount for deferred taxes. Deferred income taxes are provided for temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities, using enacted rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded to reduce the deferred tax asset to an amount that is more likely than not to be realized.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

11. Income Taxes (Continued)

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

        In conjunction with the AGMH Acquisition, AGMH has joined the consolidated federal tax group of AGUS, AGC, and AG Financial Products Inc. ("AGFP"). For the periods beginning on July 1, 2009 and forward, AGMH files a consolidated federal income tax return with AGUS, AGC, AGFP and AG Analytics Inc. ("AGUS consolidated tax group"). In addition a new tax sharing agreement was entered into effective July 1, 2009 whereby each company in the AGUS consolidated tax group will pay or receive its proportionate share of taxable expense or benefit as if it filed on a separate return basis with current period credit for net losses to the extent used in consolidation. Assured Guaranty Overseas US Holdings Inc. and its subsidiaries AGRO, Assured Guaranty Mortgage Insurance Company and AG Intermediary Inc., have historically filed their own consolidated federal income tax return. Each company, as a member of its respective consolidated tax return group, pays its proportionate share of the consolidated federal tax burden for its group as if each company filed on a separate return basis with current period credit for net losses to the extent used in consolidation.

        The effective tax rates reflect the proportion of income recognized by each of the Company's operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, U.K. subsidiaries taxed at the U.K. blended marginal corporate tax rate of 26.5%, and no taxes for the Company's Bermuda holding company and Bermuda subsidiaries, with the exception of AGRO. For periods subsequent to April 1, 2011, the U.K. corporation tax rate has been reduced to 26%, for periods prior to April 1, 2011 the U.K. corporation tax rate was 28%, resulting in a blended tax rate of 26.5%. The Company's overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions.

        A reconciliation of the difference between the provision for income taxes and the expected tax provision at statutory rates in taxable jurisdictions is presented below:

Effective Tax Rate Reconciliation

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Expected tax provision (benefit) at statutory rates in taxable jurisdictions	$316.0	$179.2	$111.9
Tax-exempt interest	(61.6)	(61.4)	(42.6)
True-up from tax return filings(1)	(3.2)	(51.6)	—
Goodwill	—	—	(51.5)
Change in liability for uncertain tax positions(1)	2.1	(5.6)	9.5
Change in valuation allowance	—	(7.0)	—
Other	5.5	2.0	4.8

Total provision (benefit) for income taxes	$258.8	$55.6	$32.1

Effective tax rate	25.0%	10.1%	27.5%

(1)
For the year ended December 31, 2010, the Company recorded a $55.8 million tax benefit related to an amended return for a period prior to the AGMH Acquisition, $9.2 million was related to a change in liability for uncertain tax positions.

        The expected tax provision at statutory rates in taxable jurisdictions is calculated as the sum of pretax income in each jurisdiction multiplied by the statutory tax rate of the jurisdiction by which it will

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

11. Income Taxes (Continued)

be taxed. Pretax income of the Company's subsidiaries which are not U.S. domiciled but are subject to U.S. tax by election or as controlled foreign corporations is included at the U.S. statutory tax rate. Where there is a pretax loss in one jurisdiction and pretax income in another, the total combined expected tax rate may be higher or lower than any of the individual statutory rates.

        In addition, during the year ended December 31, 2010, a net tax benefit of $55.8 million was recorded by the Company due to the filing of an amended tax return which included the AGMH and Subsidiaries tax group. The amended return filed in September 2010 was for a period prior to the AGMH Acquisition and consequently, the Company no longer has a deferred tax asset related to net operating losses ("NOL") or alternative minimum tax ("AMT") credits associated with the AGMH Acquisition. Instead, the Company has recorded additional deferred tax assets for loss reserves and foreign tax credits and has decreased its liability for uncertain tax positions. The event giving rise to this recognition occurred after the measurement period as defined by acquisition accounting and thus the amount is included in the year ended December 31, 2010 net income.

        The following table presents pretax income and revenue by jurisdiction for the year ended December 31, 2011, 2010 and 2009.

Pretax Income (Loss) by Tax Jurisdiction(1)

	Year Ended December 31,
	2011	2010	2009
	(in millions)
United States	$902.7	$511.6	$319.6
Bermuda	131.4	37.3	(202.8)
UK	0.3	0.4	0.1

Total	$1,034.4	$549.3	116.9

Revenue by Tax Jurisdiction(1)

	Year Ended December 31,
	2011	2010	2009
	(in millions)
United States	$1,518.0	$1,094.5	$719.8
Bermuda	301.3	219.0	197.3
UK	—	—	—

Total	1,819.3	1,313.5	917.1

(1)
In the above tables, pretax income and revenues of the Company's subsidiaries which are not U.S. domiciled but are subject to U.S. tax by election or as controlled foreign corporations are included in the U.S. amounts.

        Pretax income by jurisdiction may be disproportionate to revenue by jurisdiction to the extent that insurance losses incurred are disproportionate.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

11. Income Taxes (Continued)

Components of Net Deferred Tax Assets

	As of December 31,
	2011	2010
	(in millions)
Deferred tax assets:
Unrealized losses on credit derivative financial instruments, net	$266.9	$401.6
Unearned premium reserves, net	424.2	641.6
Loss and LAE reserve	—	72.2
Tax and loss bonds	71.2	56.7
NOL carry forward	9.4	15.0
AMT credit	32.0	11.4
Tax basis step-up	6.0	6.7
Foreign tax credit	30.2	22.3
DAC	4.7	—
FG VIEs	220.9	199.2
Other	112.1	63.0

Total deferred income tax assets	1,177.6	1,489.7

Deferred tax liabilities:
DAC	—	2.3
Contingency reserves	75.6	61.1
Loss and LAE reserve	1.0	—
Tax basis of public debt	104.8	107.1
Unrealized appreciation on investments	135.9	18.3
Unrealized gains on CCS	19.1	6.6
Other	70.3	35.2

Total deferred income tax liabilities	406.7	230.6

Net deferred income tax asset	$770.9	$1,259.1

        As of December 31, 2011, the Company had foreign tax credits carried forward of $30.2 million which expire in 2018 through 2021. As of December 31, 2011, the Company had AMT credits of $32.0 million which do not expire. Foreign tax credits of $22.3 million are from its acquisition of AGMH. The Internal Revenue Code limits the amounts of foreign tax credits available from the acquisition of AGMH that the Company may utilize each year. Management believes sufficient future taxable income exists to realize the full benefit of these tax credits.

        As of December 31, 2011, AGRO had a standalone NOL of $27.0 million, compared with $42.9 million as of December 31, 2010, which is available to offset its future U.S. taxable income. The Company has $6.3 million of this NOL available through 2019 and $20.7 million available through 2023. AGRO's stand alone NOL may not permit to offset the income of any other members of AGRO's consolidated group with very limited exceptions. At December 31, 2009, the Company had a valuation allowance of $7.0 million related to AGRO's NOLs. During 2010 and 2011, management had reassessed the likelihood of realization of all of its deferred tax assets. Management believes it is more likely than not that there will be sufficient future taxable income to offset the AGRO NOLs before expiration and released the $7.0 million valuation allowance in 2010.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

11. Income Taxes (Continued)

Audits

        AGUS has open tax years with the U.S. Internal Revenue Service ("IRS") of 2006 forward. AGUS is currently under audit by the IRS for the 2006 through 2009 tax years. Assured Guaranty Oversees US Holdings Inc. ("AGOUS") has open tax years of 2009 forward. AGOUS is currently under audit by the IRS for the 2009 tax year. AGMH and subsidiaries have separate open tax years with the IRS of 2008 through the July 1, 2009 when they joined the AGUS consolidated group. AGMH and subsidiaries are under audit for 2008 while members of the Dexia Holdings Inc. consolidated tax group. The Company is indemnified by Dexia for any potential liability associated with this audit of any periods prior to the AGMH Acquisition. The Company's U.K. subsidiaries are not currently under examination and have open tax years of 2010 forward.

Uncertain Tax Positions

        The following table provides a reconciliation of the beginning and ending balances of the total liability for unrecognized tax benefits. The Company does not believe it is reasonably possible that this amount will change significantly in the next twelve months.

	2011	2010	2009
	(in millions)
Balance as of January 1,	$18.3	$23.9	$5.1
Impact from AGMH Acquisition	—	—	9.3
True-up from tax return filings	—	(7.7)	—
Increase in unrecognized tax benefits as a result of position taken during the current period	2.1	2.1	9.5

Balance as of December 31,	$20.4	$18.3	$23.9

        The Company's policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2011, the Company has accrued $0.6 million of interest in 2011 and $2.8 million as of December 31, 2011.

        The total amount of unrecognized tax benefits as at December 31, 2011, that would affect the effective tax rate, if recognized, is $20.4 million.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

11. Income Taxes (Continued)

        As of December 31, 2011 and December 31, 2010, the liability for tax basis step-up adjustment, which is included in the Company's balance sheets in "Other liabilities," was $6.9 million and $8.0 million, respectively. The Company has paid ACE and correspondingly reduced its liability by $1.1 million in 2011.

Tax Treatment of CDS

        The Company treats the guaranty it provides on CDS as insurance contracts for tax purposes and as such a taxable loss does not occur until the Company expects to make a loss payment to the buyer of credit protection based upon the occurrence of one or more specified credit events with respect to the contractually referenced obligation or entity. The Company holds its CDS to maturity, at which time any unrealized fair value loss in excess of credit- related losses would revert to zero.

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

Valuation Allowance

        The Company came to the conclusion that it is more likely than not that its net deferred tax asset will be fully realized after weighing all positive and negative evidence available as required under GAAP. The positive evidence that was considered included the cumulative operating income the Company has earned over the last three years, and the significant unearned premium income to be included in taxable income. The positive evidence outweighs any negative evidence that exists. As such, the Company believes that no valuation allowance is necessary in connection with this deferred tax asset. The Company will continue to analyze the need for a valuation allowance on a quarter-to quarter basis.

12. Reinsurance and Other Monoline Exposures

        The Company assumes exposure on insured obligations ("Assumed Business") and cedes portions of its exposure on obligations it has insured ("Ceded Business") in exchange for premiums, net of ceding commissions.

Accounting Policy

        For business assumed and ceded, the accounting model of the underlying direct financial guaranty contract dictates the accounting model used for the reinsurance contract (except for those eliminated as FG VIEs). For any assumed or ceded financial guaranty insurance premiums and losses, the accounting model described in Note 5 is followed, and for assumed and ceded credit derivative premiums and losses, the accounting model in Note 7 is followed.

Assumed and Ceded Business

        The Company is party to reinsurance agreements as a reinsurer to other monoline financial guaranty insurance companies. Under these relationships, the Company assumes a portion of the

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

12. Reinsurance and Other Monoline Exposures (Continued)

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

        With respect to a significant portion of the Company's in-force financial guaranty Assumed Business, due to the downgrade of AG Re to A1, subject to the terms of each policy, the ceding company may have the right to recapture business ceded to AG Re and assets representing substantially all of the statutory unearned premium reserve net of loss reserves (if any) associated with that business. As of December 31, 2011, if this entire amount were recaptured, it would result in a corresponding one-time reduction to net income of approximately $13.9 million. In the case of AGC, some of its in-force financial guaranty reinsurance business is subject to recapture at AGC's current ratings and an additional portion of such business would be subject to recapture if AGC were downgraded by Moody's to below Aa3 or by S&P to below AA. Subject to the terms of each reinsurance agreement, upon recapture the ceding company typically is owed assets representing substantially all of the statutory unearned premium and loss reserves (if any) associated with AGC's assumed business. As of December 31, 2011, if all of AGC's assumed business was recaptured, it would result in a corresponding one-time reduction to net income of approximately $16.8 million.

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

        Over the past several years, the Company has entered into several commutations in order to reassume previously ceded books of business from BIG financial guaranty companies and its other reinsurers. The Company also cancelled assumed reinsurance contracts. These commutations of ceded and cancellations of assumed business resulted in gains of $32.2 million and $49.8 million for 2011 and

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

12. Reinsurance and Other Monoline Exposures (Continued)

2010, respectively and losses of $1.8 million for 2009. Commutations gains/losses were recorded in other income. While certain Ceded Business has been reassumed, the Company still has significant Ceded Business with third parties.

        The effect of the Company's commutations and cancellations of reinsurance contracts is summarized below.

Net Effect of Commutations and Cancellations
of Reinsurance Contracts

	As of December 31,
	Commutations of Ceded Reinsurance Contracts			Cancellation of Assumed Reinsurance Contracts
	2011	2010	2009	2011	2010	2009
	(in millions)
Increase (decrease) in net unearned premium reserve	$2.3	$104.4	$65.1	$(22.4)	$(84.5)	(31.4)
Increase (decrease) in net par	265	15,470	2,936	(1,045)	(3,097)	(894)

Effect of Reinsurance on Statement of Operations

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Premiums Written:
Direct	$190.3	$343.3	$485.8
Assumed(1)	(63.5)	(120.9)	70.6
Ceded(2)	4.3	100.5	37.8

Net	$131.1	$322.9	$594.2

Premiums Earned:
Direct	$997.1	$1,242.5	$870.5
Assumed	46.3	72.9	136.4
Ceded	(123.3)	(128.7)	(76.5)

Net	$920.1	$1,186.7	$930.4

Loss and LAE:
Direct	$577.8	$398.5	$276.2
Assumed	4.2	74.2	135.6
Ceded	(120.1)	(60.5)	(18.0)

Net	$461.9	$412.2	$393.8

(1)
Negative assumed premiums written were due to commutations and changes in expected debt service schedules.

(2)
Positive ceded premiums written were due to commutations and changes in expected debt service schedules.

Reinsurer Exposure

        In addition to assumed and ceded reinsurance arrangements, the Company may also have exposure to some financial guaranty reinsurers (i.e., monolines) in other areas. Second-to-pay insured par outstanding represents transactions the Company has insured that were previously insured by other

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

12. Reinsurance and Other Monoline Exposures (Continued)

monolines. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary insurer. Another area of exposure is in the investment portfolio where the Company holds fixed maturity securities that are wrapped by monolines and whose value may decline based on the rating of the monoline. At December 31, 2011, based on fair value, the Company had $770.3 million of fixed maturity securities in its investment portfolio wrapped by National Public Finance Guarantee Corporation, $568.8 million by Ambac and $49.2 million by other guarantors.

Exposure by Reinsurer

	Ratings at February 22, 2012		Par Outstanding as of December 31, 2011
Reinsurer	Moody's Reinsurer Rating	S&P Reinsurer Rating	Ceded Par Outstanding(3)	Second-to- Pay Insured Par Outstanding	Assumed Par Outstanding
	(dollars in millions)
Radian Asset Assurance Inc.	Ba1	B+	$19,310	$50	$—
Tokio Marine & Nichido Fire Insurance Co., Ltd.	Aa3(1)	AA-(1)	16,345	—	934
American Overseas Reinsurance Company Limited(4)	WR(2)	WR	11,444	—	24
Syncora Guarantee Inc.	Ca	WR	4,222	2,171	217
Mitsui Sumitomo Insurance Co. Ltd.	A1	A+	2,407	—	—
ACA Financial Guaranty Corp	NR	WR	855	12	2
Swiss Reinsurance Co.	A1	AA-	505	—	—
Ambac	WR	WR	87	7,491	22,680
CIFG Assurance North America Inc	WR	WR	69	258	6,561
MBIA Inc.	(5)	(5)	27	11,549	10,422
Financial Guaranty Insurance Co.	WR	WR	—	3,857	2,138
Other	Various	Various	1,023	1,992	96

Total			$56,294	$27,380	$43,074

(1)
The Company has structural collateral agreements satisfying the triple-A credit requirement of S&P and/or Moody's.

(2)
Represents "Withdrawn Rating."

(3)
Includes $5,438 million in ceded par outstanding related to insured credit derivatives.

(4)
Formerly RAM Reinsurance Company Ltd.

(5)
MBIA Inc. includes various subsidiaries which are rated BBB to B by S&P and Baa2, B3, WR and NR by Moody's.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

12. Reinsurance and Other Monoline Exposures (Continued)

Ceded Par Outstanding by Reinsurer and Credit Rating
As of December 31, 2011(1)

	Internal Credit Rating
Reinsurer	Super Senior	AAA	AA	A	BBB	BIG	Total
	(in millions)
Radian Asset Assurance Inc.	$93	$892	$7,490	$7,805	$2,627	$403	$19,310
Tokio Marine & Nichido Fire Insurance Co., Ltd.	361	1,540	4,673	6,037	2,941	793	16,345
American Overseas Reinsurance Company Limited	265	1,657	4,049	3,262	1,642	569	11,444
Syncora Guarantee Inc.	—	—	287	962	2,330	643	4,222
Mitsui Sumitomo Insurance Co. Ltd.	8	171	825	917	404	82	2,407
ACA Financial Guaranty Corp	—	—	483	329	43	—	855
Swiss Reinsurance Co.	—	9	3	320	98	75	505
Ambac	—	—	—	87	—	—	87
CIFG Assurance North America Inc	—	—	—	—	—	69	69
MBIA Inc.	—	—	27	—	—	—	27
Other	—	—	119	819	85	—	1,023

Total	$727	$4,269	$17,956	$20,538	$10,170	$2,634	$56,294

        In accordance with statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. All of the unauthorized reinsurers in the table above post collateral for the benefit of the Company in an amount at least equal to the sum of their ceded unearned premium reserve, loss and LAE reserves and contingency reserves all calculated on a statutory basis of accounting. CIFG Assurance North America Inc. and Radian Asset Assurance Inc. ("Radian") are authorized reinsurers. Their collateral equals or exceeds their ceded statutory loss reserves. Collateral may be in the form of letters of credit or trust accounts. The total collateral posted by all non-affiliated reinsurers as of December 31, 2011 exceeds $1 billion.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

12. Reinsurance and Other Monoline Exposures (Continued)

Second-to-Pay
Insured Par Outstanding by Rating
As of December 31, 2011(1)

	Public Finance					Structured Finance
	AAA	AA	A	BBB	BIG	Super Senior	AAA	AA	A	BBB	BIG	Total
	(in millions)
Radian	$—	$—	$13	$22	$14	$—	$1	$—	$—	$—	$—	$50
Syncora Guarantee Inc.	—	25	384	749	328	—	205	134	12	93	241	2,171
ACA Financial Guaranty Corp	—	8	—	4	—	—	—	—	—	—	—	12
Ambac	—	1,741	3,453	1,123	335	—	99	69	256	83	332	7,491
CIFG Assurance North America Inc.	—	11	69	133	45	—	—	—	—	—	—	258
MBIA Inc.	66	3,053	4,603	1,893	8	—	—	1,389	54	460	23	11,549
Financial Guaranty Insurance Co	—	154	1,251	570	355	476	728	—	254	8	61	3,857
Other	—	—	1,992	—	—	—	—	—	—	—	—	1,992

Total	$66	$4,992	$11,765	$4,494	$1,085	$476	$1,033	$1,592	$576	$644	$657	$27,380

(1)
Assured Guaranty's internal rating.

Amounts Due (To) From Reinsurers

	As of December 31, 2011
	Assumed Premium Receivable, net of Commissions	Assumed Expected Loss and LAE	Ceded Expected Loss and LAE
	(in millions)
Radian	$—	$—	$12.9
Tokio Marine & Nichido Fire Insurance Co., Ltd.	—	—	75.1
American Overseas Reinsurance Company Limited	—	—	19.7
Syncora Guarantee Inc.	—	(2.6)	0.2
Mitsui Sumitomo Insurance Co. Ltd.	—	—	9.9
Swiss Reinsurance Co.	—	—	3.8
Ambac	97.9	(99.9)	—
CIFG Assurance North America Inc.	6.8	(0.1)	1.4
MBIA Inc.	0.8	(13.1)	—
Financial Guaranty Insurance Co.	11.5	(22.3)	—

Total	$117.0	$(138.0)	$123.0

        On January 22, 2012, AGC and AGM entered into an aggregate excess of loss reinsurance facility, effective as of January 1, 2012. At AGC's and AGM's option, the facility will cover losses occurring from January 1, 2012 through December 31, 2019 or from January 1, 2013 through December 31, 2020. The contract terminates, unless AGC and AGM choose to extend it, on January 1, 2014. The facility covers U.S. public finance credits insured or reinsured by AGC and AGM as of September 30, 2011, excluding credits that were rated non-investment grade as of December 31, 2011 by Moody's or S&P or internally by AGC or AGM and subject to certain per credit limits. The facility attaches when AGC's

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

12. Reinsurance and Other Monoline Exposures (Continued)

or AGM's net losses (net of AGC's and AGM other reinsurance, other than pooling reinsurance provided to AGM by AGM's subsidiaries and net of recoveries) exceed in the aggregate $2 billion and covers a portion of the next $600 million of losses, with the reinsurers assuming pro rata in the aggregate $435 million of the $600 million of losses and AGC and AGM jointly retaining the remaining $165 million of losses. The reinsurers are required to be rated at least AA-(Stable Outlook) through December 31, 2014 or to post collateral sufficient to provide AGM and AGC with the same reinsurance credit as reinsurers rated AA-. AGM and AGC are obligated to pay the reinsurers their share of recoveries relating to losses during the coverage period in the covered portfolio. This obligation is secured by a pledge of the recoveries, which will be deposited into a trust for the benefit of the reinsurers.

Re-Assumption and Reinsurance Agreements with Radian Asset Assurance Inc.

        On January 24, 2012, AGM entered into an agreement under which it has reassumed $12.9 billion of par it had previously ceded to Radian. Also, through AGC, the Company has reinsured approximately $1.8 billion of Radian public finance par. The Company has received a payment of $86 million from Radian for the re-assumption, which consists 96% of public finance exposure and 4% of structured finance credits; additionally, the Company projects it will receive an incremental $1.9 million present value from future installment premiums. In connection with assuming $1.8 billion of public finance par, the Company has received a payment of $22 million. Both the reassumed and reinsured portfolios are composed entirely of selected credits that meet the Company's underwriting standards. In addition, the Company entered into an agreement to acquire MIAC from a subsidiary of Radian.

13. Related Party Transactions

        In 2011, there were no related party transactions that were material to the Company. The Company was party to transactions with entities that are affiliated with Wilbur L. Ross, Jr., a director of the Company, and funds under his control, which in the aggregate owned approximately 10.9% of the common shares of AGL as of December 31, 2011. In addition, the Company retains Wellington Management Company, LLP, which owns approximately 9.6% of the common shares of AGL as of December 31, 2011, as investment manager for a portion of its investment portfolio. The net revenues (expenses) from transactions with these related parties were approximately $(2.6) million, with no related party income (expense) item exceeding $(1.9) million. As of December 31, 2011, there were no significant amounts payable to or amounts receivable from related parties.

14. Commitments and Contingencies

Leases

        AGL and its subsidiaries are party to various lease agreements accounted for as operating leases. In June 2008, the Company entered into a five-year lease agreement for New York City office space. Future minimum annual payments of $5.3 million for the first twelve month period and $5.7 million for subsequent twelve month periods commenced October 1, 2008 and are subject to escalation in building operating costs and real estate taxes. As a result of the AGMH Acquisition, during second quarter 2009 the Company decided not to occupy the office space described above and subleased it to two tenants for total minimum annual payments of approximately $3.7 million until October 2013. The Company wrote off related leasehold improvements and recorded a pre-tax loss on the sublease of $11.7 million in 2009, which is included in "AGMH acquisition-related expenses" and "other liabilities" in the consolidated statements of operations and balance sheets, respectively.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

14. Commitments and Contingencies (Continued)

        The Company leases space in New York City through April 2026. In addition, AGL and its subsidiaries lease additional office space in various locations under non-cancelable operating leases which expire. Rent expense was $10.7 million in 2011, $11.4 million in 2010 and $10.6 million in 2009.

Future Minimum Rental Payments

Year	(in millions)
2012	$15.7
2013	14.2
2014	8.4
2015	7.8
2016	7.9
Thereafter	73.9

Total	$127.9

Legal Proceedings

Litigation

        Lawsuits arise in the ordinary course of the Company's business. It is the opinion of the Company's management, based upon the information available, that the expected outcome of litigation against the Company, individually or in the aggregate, will not have a material adverse effect on the Company's financial position or liquidity, although an adverse resolution of litigation against the Company in a fiscal quarter or year could have a material adverse effect on the Company's results of operations in a particular quarter or fiscal year. In addition, in the ordinary course of their respective businesses, certain of the Company's subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods. For example, as described in Note 5 (Financial Guaranty Insurance Contracts—Loss Estimation Process—Recovery Litigation), as of the date of this filing, AGC and AGM have filed complaints against certain sponsors and underwriters of RMBS securities that AGC or AGM had insured, alleging, among other claims, that such persons had breached R&W in the transaction documents, failed to cure or repurchase defective loans and/or violated state securities laws. The amounts, if any, the Company will recover in proceedings to recover losses are uncertain, and recoveries, or failure to obtain recoveries, in any one or more of these proceedings during any quarter or fiscal year could be material to the Company's results of operations in that particular quarter or fiscal year.

Proceedings Relating to the Company's Financial Guaranty Business

        The Company receives subpoenas duces tecum and interrogatories from regulators from time to time. The Company has satisfied the requests it has received. It may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries, if any, in the future.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

14. Commitments and Contingencies (Continued)

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

        Beginning in December 2008, AGM and various other financial guarantors were named in complaints filed in the Superior Court, San Francisco County, California. Since that time, plaintiffs' counsel has filed amended complaints against AGM and AGC and added additional plaintiffs. As of the date of this filing, the plaintiffs with complaints against AGM and AGC, among other financial guaranty insurers, are: (a) City of Los Angeles, acting by and through the Department of Water and Power; (b) City of Sacramento; (c) City of Los Angeles; (d) City of Oakland; (e) City of Riverside; (f) City of Stockton; (g) County of Alameda; (h) County of Contra Costa; (i) County of San Mateo; (j) Los Angeles World Airports; (k) City of Richmond; (l) Redwood City; (m) East Bay Municipal Utility District; (n) Sacramento Suburban Water District; (o) City of San Jose; (p) County of Tulare; (q) The Regents of the University of California; (r) The Redevelopment Agency of the City of Riverside; (s) The Public Financing Authority of the City of Riverside; (t) The Jewish Community Center of San Francisco; (u) The San Jose Redevelopment Agency; (v) The Redevelopment Agency of the City of Stockton; (w) The Public Financing Authority of the City of Stockton; and (x) The Olympic Club. Complaints filed by the City and County of San Francisco and the Sacramento Municipal Utility District were subsequently dismissed against AGM and AGC. These complaints allege that the financial guaranty insurer defendants (i) participated in a conspiracy in violation of California's antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and created market demand for municipal bond insurance, (ii) participated in risky financial transactions in other lines of business that damaged each insurer's financial condition (thereby undermining the value of each of their guaranties), and (iii) failed to adequately disclose the impact of those transactions on their financial condition. In addition to their antitrust claims, various plaintiffs in these actions assert claims for breach of the covenant of good faith and fair dealing, fraud, unjust enrichment, negligence, and negligent misrepresentation. At hearings held in July and October 2011 relating to AGM, AGC and the other defendants' motion to dismiss, the court overruled the motion to dismiss on the following claims: breach of contract, violation of California's antitrust statute and of its unfair business practices law, and fraud. The remaining claims were dismissed. On December 2, 2011, AGM, AGC and the other bond insurer defendants filed an Anti-SLAPP ("Strategic Lawsuit Against Public Participation") motion to strike the complaints under California's Code of Civil Procedure. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

        In September 2010, AGM, among others, was named as a defendant in an interpleader complaint filed by Wells Fargo Bank, N.A., as trust administrator, in the United States District Court, Southern District of New York. The interpleader complaint relates to the MASTR Adjustable Rate Mortgages Trust 2006-OA2, Mortgage Pass-Through Certificates, Series 2006-OA2 RMBS transaction, in which AGM had insured certain classes of certificates. Certain holders of uninsured certificates have disputed payments made by the trust administrator to reimburse AGM for claims it had paid under its financial guaranty policy, and the trust administrator sought adjudication of the priority of AGM's reimbursements. On March 29, 2011, the court granted a motion for judgment on the pleadings and ruled that, pursuant to the waterfall, AGM is only entitled to receive funds that would otherwise have been distributed to the holders of the classes that AGM insures, and that AGM receive such funds at

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

14. Commitments and Contingencies (Continued)

the respective steps in the waterfall that immediately follow the steps at which such certificate holders would otherwise have received such funds. The court further ordered AGM to repay to the MARM 2006-OA2 trust the approximately $7.2 million that had been credited to it by Wells Fargo. On December 13, 2011, the court entered judgment substantially in conformance with its March 29, 2011 decision. In January 2012, AGM appealed the judgment, and requested that the judgment be stayed pending the appeal. AGM estimates that as a result of this adverse decision (if and to the extent that the adverse decision is not modified), total unreimbursed claims paid by AGM could be up to approximately $144 million (on a gross discounted basis, without taking into account the benefit of representation and warranty recoveries, and exclusive of the repayment of the $7.2 million credit), over the life of the transaction.

        On April 8, 2011, AG Re and AGC filed a Petition to Compel Arbitration with the Supreme Court of the State of New York, requesting an order compelling Ambac to arbitrate Ambac's disputes with AG Re and AGC concerning their obligations under reinsurance agreements with Ambac. In March 2010, Ambac placed a number of insurance policies that it had issued, including policies reinsured by AG Re and AGC pursuant to the reinsurance agreements, into a segregated account. The Wisconsin state court has approved a rehabilitation plan whereby permitted claims under the policies in the segregated account will be paid 25% in cash and 75% in surplus notes issued by the segregated account. Ambac has advised AG Re and AGC that it has and intends to continue to enter into commutation agreements with holders of policies issued by Ambac, and reinsured by AG Re and AGC, pursuant to which Ambac will pay a combination of cash and surplus notes to the policyholder. AG Re and AGC have informed Ambac that they believe their only current payment obligation with respect to the commutations arises from the cash payment, and that there is no obligation to pay any amounts in respect of the surplus notes until payments of principal or interest are made on such notes. Ambac has disputed this position on one commutation and may take a similar position on subsequent commutations. On April 15, 2011, attorneys for the Wisconsin Insurance Commissioner, as Rehabilitator of Ambac's segregated account, and for Ambac filed a motion with Lafayette County, Wis., Circuit Court Judge William Johnston, asking him to find AG Re and AGC to be in violation of an injunction protecting the interests of the segregated account by their seeking to compel arbitration on this matter and failing to pay in full all amounts with respect to Ambac's payments in the form of surplus notes. On June 14, 2011, Judge Johnston issued an order granting the Rehabilitator's and Ambac's motion to enforce the injunction against AGC and AG Re and the parties filed a stipulation dismissing the Petition to Compel Arbitration without prejudice. AGC and AG Re have appealed Judge Johnston's order to the Wisconsin Court of Appeals.

        On November 28, 2011, Lehman Brothers International (Europe) (in administration) ("LBIE") sued AG Financial Products Inc. ("AG Financial Products"), an affiliate of AGC which in the past had provided credit protection to counterparties under credit default swaps. AGC acts as the credit support provider of AG Financial Products under these credit default swaps. LBIE's complaint, which was filed in the Supreme Court of the State of New York, alleged that AG Financial Products improperly terminated nine credit derivative transactions between LBIE and AG Financial Products and improperly calculated the termination payment in connection with the termination of 28 other credit derivative transactions between LBIE and AG Financial Products. With respect to the 28 credit derivative transactions, AG Financial Products calculated that LBIE owes AG Financial Products approximately $24.8 million, whereas LBIE asserted in the complaint that AG Financial Products owes LBIE a termination payment of approximately $1.4 billion. LBIE is seeking unspecified damages. Following defaults by LBIE, AG Financial Products properly terminated the transactions in question in compliance with the requirements of the agreement between AG Financial Products and LBIE, and calculated the termination payment properly. The Company cannot reasonably estimate the possible loss that may arise from this lawsuit.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

14. Commitments and Contingencies (Continued)

Proceedings Related to AGMH's Former Financial Products Business

        The following is a description of legal proceedings involving AGMH's former Financial Products Business. Although the Company did not acquire AGMH's former Financial Products Business, which included AGMH's former GIC business, medium term notes business and portions of the leveraged lease businesses, certain legal proceedings relating to those businesses are against entities that the Company did acquire. While Dexia SA and DCL, jointly and severally, have agreed to indemnify the Company against liability arising out of the proceedings described below in this "—Proceedings Related to AGMH's Former Financial Products Business" section, such indemnification might not be sufficient to fully hold the Company harmless against any injunctive relief or civil or criminal sanction that is imposed against AGMH or its subsidiaries.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

14. Commitments and Contingencies (Continued)

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

14. Commitments and Contingencies (Continued)

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

15. Long-Term Debt and Credit Facilities

Long-Term Debt Obligations

        The Company's long term debt has been issued by AGUS and AGMH and notes payable to the Financial Products Companies were issued by refinancing vehicles consolidated by AGM. With respect to the notes payable, the funds borrowed were used to finance the purchase of the underlying obligations of AGM-insured obligations which had breached triggers allowing AGM to exercise its right to accelerate payment of a claim in order to mitigate loss. The assets purchased are classified as assets acquired in refinancing transactions and recorded within "other invested assets" on the consolidated balance sheets. The terms of the notes payable match the terms of the assets. See Note 9, Investments.

        AGL fully and unconditionally guarantees the following debt obligations issued by AGUS: (1) 7.0% Senior Notes and (2) 8.50% Senior Notes. AGL also fully and unconditionally guarantees the following obligations issued by AGMH: (1) 6 7/8% Quarterly Income Bonds Securities ("QUIBS"), (2) 6.25% Notes and (3) 5.60% Notes. In addition, AGL guarantees, on a junior subordinated basis,

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

15. Long-Term Debt and Credit Facilities (Continued)

AGUS's Series A, Enhanced Junior Subordinated Debentures and $300 million of AGMH's outstanding Junior Subordinated Debentures.

Accounting Policy

        Long-term debt is recorded at principal amounts net of any unamortized original issue discount and unamortized Acquisition Date fair value adjustment for AGMH debt. Discount is accreted into interest expense over the life of the applicable debt.

Debt Issued by AGUS

        7.0% Senior Notes.    On May 18, 2004, AGUS issued $200.0 million of 7.0% senior notes due 2034 ("7.0% Senior Notes") for net proceeds of $197.3 million. Although the coupon on the Senior Notes is 7.0%, the effective rate is approximately 6.4%, taking into account the effect of a cash flow hedge executed by the Company in March 2004.

        8.50% Senior Notes.    On June 24, 2009, AGL issued 3,450,000 equity units for net proceeds of approximately $166.8 million in a registered public offering. The net proceeds of the offering were used to pay a portion of the consideration for the AGMH Acquisition. Each equity unit consists of (i) a forward purchase contract and (ii) a 5% undivided beneficial ownership interest in $1,000 principal amount 8.50% senior notes due 2014 issued by AGUS. Under the purchase contract, holders are required to purchase, and AGL is required to issue, between 3.8685 and 4.5455 of AGL common shares for $50 no later than June 1, 2012. The actual number of shares purchased will be based on the average closing price of the common shares over a 20-trading day period ending three trading days prior to June 1, 2012. More specifically, if the average closing price per share for the relevant period (the "Applicable Market Value") is equal to or exceeds $12.93, the settlement rate will be 3.8685 shares. If the Applicable Market Value is less than or equal to $11.00, the settlement rate will be 4.5455 shares, and if it is between $11.00 and $12.93, the settlement rate will be equal to the quotient of $50.00 and the Applicable Market Value. The notes are pledged by the holders of the equity units to a collateral agent to secure their obligations under the purchase contracts. Interest on the notes is payable, initially, quarterly at the rate of 8.50% per year. The notes are subject to a mandatory remarketing between December 1, 2011 and May 1, 2012 (or, if not remarketed during such period, during a designated three business day period in May 2012). In the remarketing, the interest rate on the notes will be reset and certain other terms of the notes may be modified, including to extend the maturity date, to change the redemption rights (as long as there will be at least two years between the reset date and any new redemption date) and to add interest deferral provisions. If the notes are not successfully remarketed, the interest rate on the notes will not be reset and holders of all notes will have the right to put their notes to the Company on the purchase contract settlement date at a put price equal to $1,000 per note ($50 per equity unit) plus accrued and unpaid interest. The notes are redeemable at AGUS' option, in whole but not in part, upon the occurrence and continuation of certain events at any time prior to the earlier of the date of a successful remarketing and the purchase contract settlement date. The aggregate redemption amount for the notes is equal to an amount that would permit the collateral agent to purchase a portfolio of U.S. Treasury securities sufficient to pay the principal amount of the notes and all scheduled interest payment dates that occur after the special event redemption date to, and including the purchase contract settlement date; provided that the aggregate redemption amount may not be less than the principal amount of the notes. Other than in connection with certain specified tax events or specified events related to changes in the accounting treatment of the purchase contracts or equity units, the notes may not be redeemed by AGUS prior to June 1, 2014.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

15. Long-Term Debt and Credit Facilities (Continued)

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

Debt Issued by AGM

        Notes Payable represents debt, issued by VIEs consolidated by AGM, to the Financial Products Companies that were transferred to Dexia Holdings prior to the AGMH Acquisition. The funds borrowed were used to finance the purchase of the underlying obligations of AGM-insured obligations which had breached triggers allowing AGM to exercise its right to accelerate payment of a claim in order to mitigate loss. The assets purchased are classified as assets acquired in refinancing transactions and recorded in "other invested assets." The term of the notes payable matches the terms of the assets acquired in refinancing transactions. On the Acquisition Date, the fair value of this note payable was $164.4 million, representing a premium of $9.5 million, which is being amortized over the term of the debt.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

15. Long-Term Debt and Credit Facilities (Continued)

        The principal and carrying values of the Company's long-term debt are presented in the table below.

Principal and Carrying Amounts of Debt

	As of December 31, 2011		As of December 31, 2010
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS:
7.0% Senior Notes	$200.0	$197.6	$200.0	$197.6
8.50% Senior Notes	172.5	172.0	172.5	171.0
Series A Enhanced Junior Subordinated Debentures	150.0	149.9	150.0	149.8

Total AGUS	522.5	519.5	522.5	518.4
AGMH:
6 7/8% QUIBS	100.0	67.4	100.0	67.0
6.25% Notes	230.0	136.0	230.0	135.0
5.60% Notes	100.0	53.5	100.0	53.0
Junior Subordinated Debentures	300.0	158.2	300.0	152.5

Total AGMH	730.0	415.1	730.0	407.5
AGM:
Notes Payable	97.1	103.7	119.3	127.0

Total AGM	97.1	103.7	119.3	127.0

Total	$1,349.6	$1,038.3	$1,371.8	$1,052.9

        Principal payments due under the long-term debt are as follows:

Expected Maturity Schedule of Debt

Expected Withdrawal Date	AGUS	AGMH	AGM	Total
	(in millions)
2012	$—	$—	$31.9	$31.9
2013	—	—	20.1	20.1
2014	172.5	—	13.7	186.2
2015	—	—	8.9	8.9
2016	—	—	5.1	5.1
2017-2036	200.0	—	17.4	217.4
2037-2056	—	—	—	—
2057-2076	150.0	300.0	—	450.0
Thereafter(1)	—	430.0	—	430.0

Total	$522.5	$730.0	$97.1	$1,349.6

(1)
Due dates are between 2101 and 2103.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

15. Long-Term Debt and Credit Facilities (Continued)

Interest Expense

	Year Ended December 31,
	2011	2010	2009
	(in millions)
AGUS:
7.0% Senior Notes	$13.5	$13.5	$13.5
8.50% Senior Notes	16.1	16.0	8.3
Series A Enhanced Junior Subordinated Debentures	9.8	9.8	9.8

AGUS total	39.4	39.3	31.6
AGMH:
6 7/8% QUIBS	7.2	7.2	3.6
6.25% Notes	15.4	15.4	7.7
5.60% Notes	6.1	6.1	3.1
Junior Subordinated Debentures	24.9	24.9	12.4

AGMH total	53.6	53.6	26.8
AGM:
Notes Payable	6.1	6.7	4.4

AGM total	6.1	6.7	4.4

Total	$99.1	$99.6	$62.8

Recourse Credit Facilities

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

15. Long-Term Debt and Credit Facilities (Continued)

a termination payment from the tax exempt entity. However, even in the event of an early termination of the lease, there would not necessarily be an automatic draw on AGM's policy, as this would only occur to the extent the tax exempt entity does not make the required termination payment.

        AIG International Group, Inc. is one entity that has acted as equity payment undertaker in a number of transactions in which AGM acted as strip coverage provider. AIG was downgraded in the third quarter of 2008 and AGM was downgraded by Moody's in the fourth quarter of 2008. As a result of those downgrades, as of December 31, 2011, 45 leveraged lease transactions in which AGM acts as strip coverage provider were breaching either a ratings trigger related to AIG or a ratings trigger related to AGM. For such 45 leveraged lease transactions, if early termination of the leases were to occur and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $1.0 billion as of December 31, 2011. S&P's downgrade of AGM to AA- in November 2011 did not have an additional impact on the transactions. However, if AGM were downgraded to A+ by S&P or A1 by Moody's, as of December 31, 2011, another 26 leveraged lease transactions in which AGM acts as strip coverage provider would be affected. For such 26 leveraged lease transactions, if early termination of the leases were to occur and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of an additional approximately $992 million as of December 31, 2011. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM guaranty. It is difficult to determine the probability that the Company will have to pay strip provider claims or the likely aggregate amount of such claims. At December 31, 2011, approximately $593 million of cumulative strip par exposure had been terminated on a consensual basis. The consensual terminations have resulted in no claims on AGM.

        On July 1, 2009, AGM and DCL, acting through its New York Branch ("Dexia Crédit Local (NY)"), entered into a credit facility (the "Strip Coverage Facility"). Under the Strip Coverage Facility, Dexia Crédit Local (NY) agreed to make loans to AGM to finance all draws made by lessors on AGM strip policies that were outstanding as of November 13, 2008, up to the commitment amount. The commitment amount of the Strip Coverage Facility was $1 billion at closing of the AGMH Acquisition but is scheduled to amortize over time. As of December 31, 2011, the maximum commitment amount of the Strip Coverage Facility has amortized to $980.5 million. It may also be reduced in 2014 to $750 million, if AGM does not have a specified consolidated net worth at that time.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

15. Long-Term Debt and Credit Facilities (Continued)

and grace periods) payment default, bankruptcy or insolvency proceedings and cross-default to other debt agreements.

        As of December 31, 2011, no amounts were outstanding under this facility, nor have there been any borrowings during the life of this facility.

2006 Credit Facility

        On November 6, 2006, AGL and certain of its subsidiaries entered into a $300.0 million five-year unsecured revolving credit facility (the "2006 Credit Facility") with a syndicate of banks. Under the 2006 Credit Facility, each of AGC, AGUK, AG Re, AGRO and AGL was entitled to request the banks to make loans to such borrower or to request that letters of credit be issued for the account of such borrower.

        The 2006 Credit Facility expired on November 6, 2011. The Company has determined it has sufficient liquidity and has decided not to enter into a new revolving credit facility at this time. The Company had never borrowed under the 2006 Credit Facility.

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

        As of December 31, 2011 and December 31, 2010 no amounts were outstanding under this facility nor have there been any borrowings during the life of this facility.

AGM Credit Facility

        On April 30, 2005, AGM entered into a limited recourse credit facility ("AGM Credit Facility") with a syndicate of international banks which provided up to $297.5 million for the payment of losses in respect of the covered portfolio. AGM terminated the AGM Credit Facility in December 2011. There were no borrowings under the AGM Credit Facility during its life. The AGM Credit Facility has been replaced, effective as of January 1, 2012, with a new $435 million excess of loss reinsurance facility for the benefit of AGM and AGC. See Note 12, Reinsurance and Other Monoline Exposures.

Letters of Credit

        AGC entered into a letter of credit agreement in December 2011 with Bank of New York Mellon totaling approximately $2.9 million in connection with a 2008 lease for office space, which space was subsequently sublet. This agreement replaces a previous letter of credit for $2.9 million with Royal Bank of Scotland which was terminated in December 2011. The previous letter of credit was outstanding as of December 31, 2010 and the current letter of credit was outstanding as of December 31, 2011.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

15. Long-Term Debt and Credit Facilities (Continued)

Committed Capital Securities

        On April 8, 2005, AGC entered into separate agreements (the "Put Agreements") with four custodial trusts (each, a "Custodial Trust") pursuant to which AGC may, at its option, cause each of the Custodial Trusts to purchase up to $50.0 million of perpetual preferred stock of AGC (the "AGC Preferred Stock"). The custodial trusts were created as a vehicle for providing capital support to AGC by allowing AGC to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put option. If the put options were exercised, AGC would receive $200.0 million in return for the issuance of its own perpetual preferred stock, the proceeds of which may be used for any purpose, including the payment of claims. The put options have not been exercised through the date of this filing. Initially, all of AGC CCS were issued to a special purpose pass-through trust (the "Pass-Through Trust"). The Pass-Through Trust was dissolved in April 2008 and the AGC CCS were distributed to the holders of the Pass-Through Trust's securities. Neither the Pass-Through Trust nor the custodial trusts are consolidated in the Company's financial statements.

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

        In June 2003, $200.0 million of "AGM CPS Securities", money market preferred trust securities, were issued by trusts created for the primary purpose of issuing the AGM CPS Securities, investing the proceeds in high-quality commercial paper and selling put options to AGM, allowing AGM to issue the trusts non-cumulative redeemable perpetual preferred stock (the "AGM Preferred Stock") of AGM in exchange for cash. There are four trusts, each with an initial aggregate face amount of $50 million. These trusts hold auctions every 28 days, at which time investors submit bid orders to purchase AGM CPS Securities. If AGM were to exercise a put option, the applicable trust would transfer the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, to AGM in exchange for AGM Preferred Stock. AGM pays a floating put premium to the trusts, which represents the difference between the commercial paper yield and the winning auction rate (plus all fees and expenses of the trust). If an auction does not attract sufficient clearing bids, however, the auction rate is subject to a maximum rate of one-month LIBOR plus 200 basis points for the next succeeding distribution period. Beginning in August 2007, the AGM CPS Securities required the maximum rate for each of the relevant trusts. AGM continues to have the ability to exercise its put option and cause the related trusts to purchase AGM Preferred Stock. The trusts provide AGM access to new capital at its sole discretion through the exercise of the put options. The Company does not consider itself to be the primary beneficiary of the trusts.

Committed Capital Securities
Fair Value Gain (Loss)

	Year Ended December 31,
	2011	2010	2009
	(in millions)
AGC CCS	$20.2	$7.1	$(47.1)
AGM CPS	14.9	2.1	(75.8)

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

16. Shareholders' Equity

Share Issuances

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

Issuance of Shares

	Number of Shares	Price per Share	Proceeds	Net Proceeds
	(in millions, except per share amounts)
December 4, 2009(1)	27.5	$20.90	$575.0	$573.8
June 24, 2009(1)(2)	44.3	11.00	487.0	448.9

(1)
Includes over allotment. On December 8, 2009, $500 million was contributed to AGC in satisfaction of the external capital portion of the rating agency capital initiatives for AGC.

(2)
Concurrent with this common share offering, the Company sold equity units. See Note 15, Long-Term Debt and Credit Facilities. Proceeds were used to fund the AGMH Acquisition.

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

Share Repurchases

        On August 4, 2010, the Company's Board of Directors approved a share repurchase program for up to 2.0 million common shares. In August 2011, the Company paid $23.3 million to repurchase 2.0 million common shares. On November 14, 2011, the Company's Board of Directors approved a new share repurchase program, for up to 5.0 million common shares, to replace the prior program. Share repurchases will take place at management's discretion depending on market conditions. No shares were repurchased in 2011 under the program that was approved in 2011.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

16. Shareholders' Equity (Continued)

Share Repurchases

Year	Number of Shares Repurchased	Total Payments
	(in millions)
2011	2.0	$23.3
2010	0.7	10.5
2009	1.0	3.7

Deferred Compensation

        In August 2011, the Chief Executive Officer and the General Counsel of the Company elected to invest a portion of their accounts under the Assured Guaranty Ltd. supplemental employee retirement plan ("AGL SERP") in 138,375 units in the employer stock fund in the AGL SERP. Each unit in the employer stock fund represents the right to receive one AGL common share upon a distribution from the AGL SERP. The 138,375 units equal the number of AGL common shares which could have been purchased with the value of the account deemed invested in the employer stock fund as of the date of such election. When such investment elections were made in August 2011, the Company purchased, for $1.5 million, 138,375 AGL common shares and placed such shares in trust to be distributed to the Chief Executive Officer and the General Counsel upon a distribution from the AGL SERP in settlement of their units invested in the employer stock fund. The Company recorded the purchases of such common shares in "deferred equity compensation" account in the consolidated balance sheet.

        In December 2011, certain executives of the Company elected to invest a portion of their accounts under the Assured Guaranty Corp. supplemental employee retirement plan ("AGC SERP") in 68,181 units in the employer stock fund in the AGC SERP. Each unit in the employer stock fund represents the right to receive one AGL common share upon a distribution from the AGC SERP. The 68,181 units equals the number of AGL common shares which could have been purchased with the value of the account deemed invested in the employer stock fund as of the date of such election. See Note 17 Employee Benefit Plans.

Dividends

        Any determination to pay cash dividends will be at the discretion of the Company's Board of Directors, and will depend upon the Company's results of operations and operating cash flows, its financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and any contractual restrictions on the payment of dividends and any other factors the Company's Board of Directors deems relevant. For more information concerning regulatory constraints that will affect the Company's ability to pay dividends, see Note 10, Insurance Company Regulatory Requirements.

        On February 9, 2012, the Company declared a quarterly dividend of $0.09 per common share, an increase of 100% from $0.045 per common share paid on November 30, 2011. The dividend is payable on March 8, 2012 to shareholders of record at the close of business on February 23, 2012.

17. Employee Benefit Plans

Accounting Policy

        The expense for Performance Retention Plan awards is recognized over the requisite service period, for each separately vesting tranche as though the award were, in substance, multiple awards,

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

17. Employee Benefit Plans (Continued)

with the exception of retirement eligible employees. For retirement eligible employees, the expense is recognized immediately.

        Stock compensation expense is based on the grant date fair value using the Black-Scholes option pricing model. The Company amortizes the fair value of options on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods, with the exception of retirement-eligible employees. For retirement-eligible employees, options are amortized over the period through the date the employee first becomes eligible to retire and is no longer required to provide service to earn part or all of the award. The Company may elect to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect the Company's net income or earnings per share ("EPS").

        The fair value of each award under the Assured Guaranty Ltd. Employee Stock Purchase Plan (the "Stock Purchase Plan") is estimated at the beginning of each offering period using the Black-Scholes option valuation model.

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

        The Incentive Plan is administered by a committee of the Board of Directors. The Compensation Committee of the Board serves as this committee except as otherwise determined by the Board. The Board may amend or terminate the Incentive Plan. As of December 31, 2011, 3,384,576 common shares were available for grant under the Incentive Plan.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

17. Employee Benefit Plans (Continued)

Stock Options

	Options for Common Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Number of Exercisable Options	Year of Expiration
Balance as of December 31, 2010	5,003,770	20.00		4,010,822
Options granted	—	—	—		—
Options exercised	(60,070)	10.34
Options forfeited	(745,103)	20.15

Balance as of December 31, 2011	4,198,597	$20.11		3,808,539

        As of December 31, 2011, the aggregate intrinsic value and weighted average remaining contractual term of options outstanding were $1.8 million and 4.6 years, respectively. As of December 31, 2011, the aggregate intrinsic value and weighted average remaining contractual term of exercisable options were $1.2 million and 4.2 years, respectively.

        As of December 31, 2011 the total unrecognized compensation expense related to outstanding nonvested stock options was $1.1 million, which will be adjusted in the future for the difference between estimated and actual forfeitures. The Company expects to recognize that expense over the weighted average remaining service period of 1.0 years.

Black-Scholes Option Pricing Weighted Average Assumptions

	2010	2009
Dividend yield	0.9%	2.0%
Expected volatility	74.68	66.25
Risk free interest rate	2.4	2.1
Expected life	5 years	5 years
Forfeiture rate	4.5	6.0
Weighted average grant date fair value	$11.51	$5.15

        These assumptions were based:

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

        The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $0.3 million, $0.2 million and $27 thousand, respectively. During the years ended December 31, 2011, 2010 and 2009, $0.6 million, $0.2 million and $0.2 million, respectively, was

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

17. Employee Benefit Plans (Continued)

received from the exercise of stock options and $0, $28 thousand and $(17) thousand, respectively, related tax benefit was recorded and included in the financing section in the statement of cash flows. In order to satisfy stock option exercises, the Company will issue new shares.

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

Restricted Stock Award Activity

Nonvested Shares	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2010	191,578	$25.01
Granted	57,435	16.54
Vested	(172,953)	24.85
Forfeited	—	—

Nonvested at December 31, 2011	76,060	$18.99

        As of December 31, 2011 the total unrecognized compensation cost related to outstanding nonvested restricted stock awards was $0.4 million, which the Company expects to recognize over the weighted-average remaining service period of 0.4 years. The total fair value of shares vested during the years ended December 31, 2011, 2010 and 2009 was $4.3 million, $4.5 million and $7.6 million, respectively.

Restricted Stock Units

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

Restricted Stock Unit Activity
(Excluding Dividend Equivalents)

Nonvested Stock Units	Number of Stock Units	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2010	1,079,219	$17.31
Granted	569,000	14.57
Delivered	(305,744)	16.39
Forfeited	(109,300)	16.69

Nonvested at December 31, 2011	1,233,175	$16.33

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

17. Employee Benefit Plans (Continued)

        As of December 31, 2011, the total unrecognized compensation cost related to outstanding nonvested restricted stock units was $6.0 million, which the Company expects to recognize over the weighted-average remaining service period of 1.6 years. The total fair value of restricted stock units delivered during the years ended December 31, 2011, 2010 and 2009 was $5.0 million, $2.3 million and $1.4 million, respectively.

Employee Stock Purchase Plan

        In January 2005, the Company established the Stock Purchase Plan in accordance with Internal Revenue Code Section 423. The Stock Purchase Plan was approved by shareholders at the 2005 Annual General Meeting. Participation in the Stock Purchase Plan is available to all eligible employees. Maximum annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to 10 percent of the participant's compensation or, if less, shares having a value of $25,000. Participants may purchase shares at a purchase price equal to 85 percent of the lesser of the fair market value of the stock on the first day or the last day of the subscription period. The Company reserved for issuance and purchases under the Stock Purchase Plan 350,000 shares of its common stock. Employees purchased the Company's shares for aggregate proceeds of $0.7 million, $0.7 million and $0.4 million in the years ended December 31, 2011, 2010 and 2009. The Company issued 50,523 shares in 2011, 54,101 shares in 2010 and 39,054 shares in 2009 under the Stock Purchase Plan. The Company recorded $0.2 million in share-based compensation, after the effects of DAC, under the Stock Purchase Plan during the year ended December 31, 2011. The fair value of each award under the Stock Purchase Plan is estimated at the beginning of each offering period using the Black-Scholes option-pricing model and the following assumptions: a) the expected dividend yield is based on the current expected annual dividend and share price on the grant date; b) the expected volatility is estimated at the date of grant based on the historical share price volatility, calculated on a daily basis; c) the risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant; and d) the expected life is based on the term of the offering period.

Share-Based Compensation Expense

        The following table presents stock based compensation costs by type of award and the effect of deferring such costs as policy acquisition costs, pre-tax. Amortization of previously deferred stock compensation costs is not shown in the table below.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

17. Employee Benefit Plans (Continued)

Share-Based Compensation Expense Summary

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Share-Based Employee Cost
Restricted Stock
Recurring amortization	$0.2	$1.3	$2.8
Accelerated amortization for retirement eligible employees	—	—	0.3

Subtotal	0.2	1.3	3.1

Restricted Stock Units
Recurring amortization	3.0	2.4	1.6
Accelerated amortization for retirement eligible employees	4.8	3.8	1.4

Subtotal	7.8	6.2	3.0

Stock Options
Recurring amortization	1.7	1.7	2.3
Accelerated amortization for retirement eligible employees	0.2	2.2	0.5

Subtotal	1.9	3.9	2.8

ESPP	0.3	0.4	0.2

Total Share-Based Employee Cost	10.2	11.8	9.1

Share-Based Directors Cost
Restricted Stock	0.8	0.6	0.6
Restricted Stock Units	—	—	0.2
Stock Options	0.1	0.3	0.2

Total Share-Based Directors Cost	0.9	0.9	1.0

Total Share-Based Cost	11.1	12.7	10.1
Less: Share-based compensation capitalized as DAC	3.0	1.8	2.3

Share-based compensation expense	$8.1	$10.9	$7.8

Income tax benefit	$1.6	$2.3	$1.8

Defined Contribution Plan

        The Company maintains savings incentive plans, which are qualified under Section 401(a) of the Internal Revenue Code. The U.S. savings incentive plan is available to eligible full-time employees upon hire. Eligible participants may contribute a percentage of their salary subject to a maximum of $16,500 for 2011. Contributions are matched by the Company at a rate of 100% up to 6% of participant's compensation, subject to IRS limitations. Any amounts over the IRS limits are contributed to and matched by the Company into a nonqualified supplemental executive retirement plan for employees eligible to participate in such nonqualified plan. The Company also makes a core contribution of 6% of the participant's compensation to the qualified plan, subject to IRS limitations, and the nonqualified supplemental executive retirement plan for eligible employees, regardless of whether the employee contributes to the plan(s). In addition, employees become fully vested in Company contributions after one year of service, as defined in the plan. Plan eligibility is immediate upon hire.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

17. Employee Benefit Plans (Continued)

        In Bermuda the savings incentive plan qualified under Section 401(a) of the Internal Revenue Code is available to eligible full-time employees upon their first date of employment. Eligible participants may contribute a percentage of their salary subject to a maximum of $16,500 for 2011. Contributions are matched by the Company at a rate of 100% up to 6% of the participant's compensation, subject to IRS limitations. Eligible participants also receive a Company core contribution equal to 6% of the participant's compensation, subject to IRS limitations, without requiring the participant to contribute to the plan. Participants generally vest in Company contributions upon the completion of one year of service. With respect to those employees who are Bermudian or spouses of Bermudians and who must participate in the Bermuda national pension scheme plan maintained by the Company, a portion of the foregoing contributions are made to the Bermuda national pension scheme plan. If employee or employer contributions in the Bermuda savings incentive plan are limited by the tax-qualification rules of Code section 401(a), then contributions in excess of those limits are allocated to a nonqualified plan for eligible employees. The Company may contribute an additional amount to eligible employees' Bermuda nonqualified plan accounts at the discretion of the Board of Directors. No such contribution was made for plan years 2011, 2010 or in 2009.

        The Company recognized defined contribution expenses of $9.9 million, $11.4 million and $6.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

        The Company granted a limited number of PRP awards in 2007, which vested after four years of continued employment (or if earlier, on employment termination, if the participant's termination occured as a result of death, disability, or retirement), and participants received the designated award in a single lump sum when it vested, except that participants who vested as a result of retirement received the bonus at the end of the four year period during which the award would have vested had the participant continued in employment. The value of the award paid was greater than the originally designated amount only if actual company performance, as measured by an increase in the company's adjusted book value, as defined in the PRP, improved during the four year performance period. For February 2007 awards, for those participants who vested prior to the end of the four year period as a result of their termination of employment resulting from retirement, death or disability, the value of the award paid was greater than the originally designated amount only if actual company performance, as measured by an increase in the company's adjusted book value, improved during the period ending on the last day of the calendar quarter prior to the date of the participant's termination of employment.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

17. Employee Benefit Plans (Continued)

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

  •
  Operating return on equity as of any date is determined by the Compensation Committee and equals the Company's operating income as a percentage of average shareholders' equity, excluding AOCI and after-tax unrealized gains (losses) on derivative financial instruments and the effect of consolidating FG VIE's. To determine operating income, the Compensation Committee adjusts reported net income or loss to remove realized gains and losses on investments and items that are determined by the Compensation Committee to increase or decrease reported net income or loss without a corresponding increase or decrease in value of AGL.

  •
  To determine adjusted book value, the Compensation Committee adjusts the reported shareholder equity (i) to remove items that are determined by the Compensation Committee to increase or decrease reported shareholder equity without a corresponding increase or decrease in the value of the Company, and (ii) to include items that are determined by the Compensation Committee to increase or decrease the value of the Company without a corresponding increase or decrease to reported shareholder equity.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

17. Employee Benefit Plans (Continued)

        The Company recognized performance retention plan expenses of $7.6 million, $14.0 million and $9.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

18. Earnings Per Share

Accounting Policy

        The Company computes EPS using a two-class method by including participating securities which entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting. Restricted stock awards and share units under the AGC SERP plan are considered participating securities as they received non-forfeitable rights to dividends at the same rate as common stock.

        The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Basic EPS is then calculated by dividing net (loss) income available to common shareholders of Assured Guaranty by the weighted-average number of common shares outstanding during the period. Diluted EPS adjusts basic EPS for the effects of restricted stock, stock options, equity units and other potentially dilutive financial instruments ("dilutive securities"), only in the periods in which such effect is dilutive. The effect of the dilutive securities is reflected in diluted EPS by application of the more dilutive of (1) the treasury stock method or (2) the two-class method assuming nonvested shares are not converted into common shares. With respect to the equity units (see Note 15, Long-Term Debt and Credit Facilities), in computing diluted EPS, the treasury stock method is used. Basic EPS will not be affected until the equity forwards are satisfied and the holders thereof become common stock holders. The Company has a single class of common stock.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

18. Earnings Per Share (Continued)

Computation of EPS

	Year Ended December 31,
	2011	2010	2009
	(in millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to AGL	$775.6	$493.7	$86.0
Less: Distributed and undistributed income (loss) available to nonvested shareholders	0.5	0.9	0.3

Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries	$775.1	$492.8	$85.7

Basic shares	183.4	184.0	126.5
Basic EPS	$4.23	$2.68	$0.68
Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries	$775.1	$492.8	$85.7
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	—	—	—

Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries	$775.1	$492.8	$85.7

Basic shares	183.4	184.0	126.5
Effect of dilutive securities:
Options and restricted stock awards	0.9	0.9	0.6
Equity units	1.2	4.0	2.0

Diluted shares	185.5	188.9	129.1

Diluted EPS	$4.18	$2.61	$0.66
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	7.2	3.0	4.4

19. Subsidiary Information

        The following tables present the condensed consolidating financial information for AGMH and AGUS, which have issued publicly traded debt securities that are fully and unconditionally guaranteed by AGL as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009. The information for AGMH and AGUS presents its subsidiaries on the equity method of accounting.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

19. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2011
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$32.9	$99.5	$61.4	$11,119.5	$—	$11,313.3
Investment in subsidiaries	4,673.5	3,790.5	2,814.1	3,318.6	(14,596.7)	—
Premiums receivable, net of ceding commissions payable	—	—	—	1,149.6	(146.7)	1,002.9
Ceded unearned premium reserve	—	—	—	1,739.1	(1,030.2)	708.9
Deferred acquisition costs	—	—	—	322.8	(90.9)	231.9
Reinsurance recoverable on unpaid losses	—	—	—	211.8	(142.5)	69.3
Credit derivative assets	—	—	—	503.4	(34.5)	468.9
Deferred tax asset, net	—	22.5	(76.9)	834.6	(9.3)	770.9
Intercompany receivable	—	—	—	300.0	(300.0)	—
Financial guaranty variable interest entities' assets, at fair value	—	—	—	2,819.1	—	2,819.1
Other assets(1)	23.1	(71.3)	26.9	836.4	(108.8)	706.3

TOTAL ASSETS	$4,729.5	$3,841.2	$2,825.5	$23,154.9	$(16,459.6)	$18,091.5

LIABILITIES AND SHAREHOLDERS' EQUITY
Unearned premium reserves	$—	$—	$—	$6,949.4	$(986.6)	$5,962.8
Loss and LAE reserve	—	—	—	834.2	(155.2)	679.0
Long-term debt	—	519.5	415.1	103.7	—	1,038.3
Intercompany payable	—	—	—	300.0	(300.0)	—
Credit derivative liabilities	—	0.2	—	1,807.1	(34.5)	1,772.8
Financial guaranty variable interest entities' liabilities, at fair value	—	—	—	3,458.4	—	3,458.4
Other liabilities(2)	11.1	2.9	15.7	674.7	(242.6)	461.8

TOTAL LIABILITIES	11.1	522.6	430.8	14,127.5	(1,718.9)	13,373.1

TOTAL SHAREHOLDERS' EQUITY	4,718.4	3,318.6	2,394.7	9,027.4	(14,740.7)	4,718.4

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,729.5	$3,841.2	$2,825.5	$23,154.9	$(16,459.6)	$18,091.5

(1)
Includes salvage and subrogation recoverable and other assets.

(2)
Includes reinsurance balances payable, net, current income tax payable and other liabilities.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

19. Subsidiary Information (Continued)

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

19. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2011
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$904.1	$16.0	$920.1
Net investment income	—	—	0.7	405.3	(15.0)	391.0
Net realized investment gains (losses)	—	—	—	(18.0)	—	(18.0)
Net change in fair value of credit derivatives:
Realized gains and other settlements	—	—	—	6.0	—	6.0
Net unrealized gains (losses)	—	—	—	553.7	—	553.7

Net change in fair value of credit derivatives	—	—	—	559.7	—	559.7
Equity in earnings of subsidiaries	800.3	644.0	404.6	617.9	(2,466.8)	—
Other income(1)	—	—	—	(28.9)	(4.6)	(33.5)

TOTAL REVENUES	800.3	644.0	405.3	2,440.1	(2,470.4)	1,819.3

EXPENSES
Loss and LAE	—	—	—	453.7	8.2	461.9
Amortization of deferred acquisition costs	—	—	—	50.6	(19.7)	30.9
Interest expense	—	39.4	53.6	21.1	(15.0)	99.1
Other operating expenses	24.7	0.7	1.1	175.0	(8.5)	193.0

TOTAL EXPENSES	24.7	40.1	54.7	700.4	(35.0)	784.9

INCOME (LOSS) BEFORE INCOME TAXES	775.6	603.9	350.6	1,739.7	(2,435.4)	1,034.4
Total provision (benefit) for income taxes	—	(14.0)	(18.9)	279.0	12.7	258.8

NET INCOME (LOSS)	$775.6	$617.9	$369.5	$1,460.7	$(2,448.1)	$775.6

(1)
Includes fair value gain (loss) on CCS, net change in fair value of FG VIEs and other income.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

19. Subsidiary Information (Continued)

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

December 31, 2011, 2010 and 2009

19. Subsidiary Information (Continued)

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

19. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2011
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$67.9	$83.8	$(36.0)	$675.9	$(116.0)	$675.6

Cash flows from investing activities
Fixed maturity securities:
Purchases	—	—	(14.2)	(2,293.9)	—	(2,308.1)
Sales	—	—	—	1,107.5	—	1,107.5
Maturities	—	—	0.8	662.1	—	662.9
Sales (purchases) of short-term investments, net	(10.4)	(25.1)	(0.6)	356.1	—	320.0
Net proceeds from financial guaranty variable entities' assets	—	—	—	760.4	—	760.4
Investment in subsidiary	—	—	50.0	—	(50.0)	—
Other	—	—	—	18.6	—	18.6

Net cash flows used in investing activities	(10.4)	(25.1)	36.0	610.8	(50.0)	561.3

Cash flows from financing activities
Return of capital	—	—	—	(50.0)	50.0	—
Dividends paid	(33.0)	—	—	(116.0)	116.0	(33.0)
Repurchases of common stock	(23.3)	—	—	—	—	(23.3)
Share activity under option and incentive plans	(1.2)	—	—	—	—	(1.2)
Net paydowns of financial guaranty variable entities' liabilities	—	—	—	(1,053.3)	—	(1,053.3)
Payment of long-term debt	—	—	—	(22.1)	—	(22.1)

Net cash flows provided by (used in) financing activities	(57.5)	—	—	(1,241.4)	166.0	(1,132.9)
Effect of exchange rate changes	—	—	—	2.1	—	2.1

Increase (decrease) in cash	—	58.7	—	47.4	—	106.1
Cash at beginning of period	—	13.0	—	95.4	—	108.4

Cash at end of period	$—	$71.7	$—	$142.8	$—	$214.5

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

19. Subsidiary Information (Continued)

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

December 31, 2011, 2010 and 2009

19. Subsidiary Information (Continued)

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

20. Quarterly Financial Information (Unaudited)

        A summary of selected quarterly information follows:

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(dollars in millions, except per share data)
Revenues
Net earned premiums	$254.0	$230.0	$211.1	$225.0	$920.1
Net investment income	96.1	101.1	93.5	100.3	391.0
Net realized investment gains (losses)	2.8	(5.1)	(11.1)	(4.6)	(18.0)
Net change in fair value of credit derivatives	(236.2)	(64.8)	1,155.9	(295.2)	559.7
Fair value gain (loss) on CCS	0.5	0.6	2.4	31.6	35.1
Net change in fair value of FG VIEs	119.6	(174.3)	(99.2)	21.9	(132.0)
Other income	42.2	28.8	(7.6)	—	63.4
Expenses
Loss and LAE	(25.5)	123.9	214.9	148.6	461.9
Amortization of DAC	7.4	9.5	7.3	6.7	30.9
Interest expense	24.8	24.7	24.9	24.7	99.1
Other operating expenses	56.8	48.5	41.9	45.8	193.0
Income (loss) before provision for income taxes	215.5	(90.3)	1,056.0	(146.8)	1,034.4
Provision (benefit) for income taxes	74.9	(47.7)	294.8	(63.2)	258.8
Net income (loss)	140.6	(42.6)	761.2	(83.6)	775.6
Net income (loss) attributable to Assured Guaranty Ltd.	140.6	(42.6)	761.2	(83.6)	775.6
Earnings (loss) per share(1):
Basic	$0.76	$(0.23)	$4.15	$(0.46)	$4.23
Diluted	$0.75	$(0.23)	$4.13	$(0.46)	$4.18
Dividends per share	$0.045	$0.045	$0.045	$0.045	$0.180

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(dollars in millions, except per share data)
Revenues
Net earned premiums	$314.7	$297.0	$288.7	$286.3	$1,186.7
Net investment income	84.3	90.9	85.6	93.9	354.7
Net realized investment gains (losses)	9.4	(8.4)	(2.4)	(0.6)	(2.0)
Net change in fair value of credit derivatives	278.8	73.5	(224.0)	(129.9)	(1.6)
Fair value gain (loss) on CCS	(1.3)	12.6	(5.5)	3.4	9.2
Net change in fair value of FG VIEs	(8.9)	(27.4)	171.3	(408.6)	(273.6)
Other income	(12.9)	(13.5)	33.8	32.7	40.1
Expenses
Loss and LAE	110.9	85.7	110.8	104.8	412.2
Amortization of DAC	8.2	6.9	8.0	11.0	34.1
AGMH acquisition-related expenses	4.0	2.8	—	—	6.8
Interest expense	25.1	24.9	24.9	24.7	99.6
Other operating expenses	62.6	47.4	52.2	49.3	211.5
Income (loss) before provision for income taxes	453.3	257.0	151.6	(312.6)	549.3
Provision (benefit) for income taxes	119.8	77.9	(13.0)	(129.1)	55.6
Net income (loss)	333.5	179.1	164.6	(183.5)	493.7
Net income (loss) attributable to Assured Guaranty Ltd.	333.5	179.1	164.6	(183.5)	493.7
Earnings (loss) per share(1):
Basic	$1.81	$0.97	$0.89	$(1.00)	$2.68
Diluted	$1.75	$0.95	$0.88	$(1.00)	$2.61
Dividends per share	$0.045	$0.045	$0.045	$0.045	$0.18

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Assured Guaranty's management, with the participation of AGL's President and Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Rules 13a 15(e) and 15d 15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) that are effective in recording, processing, summarizing and reporting, within the time periods specified in the Commission's rules and forms, information required to be disclosed by AGL in the reports that it files or submits under the Exchange Act and ensuring that such information is accumulated and communicated to management, including the President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

        Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2011. Based on their evaluation as of December 31, 2011 covered by this Form 10K, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective.

Remediation of 2010 Material Weakness

        Management previously reported a material weakness in the Company's internal control over financial reporting, related to the intercompany eliminations for consolidated financial guaranty variable interest entities, on Form 10-K/A for the year ended December 31, 2010, which was filed on October 31, 2011, and the March 31, 2011, and June 30, 2011 consolidated financial statements which were filed on November 14, 2011 on Form 10-Q/A.

        Management implemented the following controls in the third and fourth quarters of 2011 to remediate the material weakness in internal control over financial reporting reported on Form 10-K/A for the year ended December 31, 2010, and Forms 10-Q/A for the periods ended March 31, 2011 and June 30, 2011:

  •
  Additional quarterly reconciliations between the VIE accounts and the insurance and investment accounts where intercompany transactions occur; and

  •
  Additional layer of review of VIE reconciliations.

        The Company completed the documentation and testing of the implemented controls described above and, as of December 31, 2011, has concluded that the material weakness related to the intercompany eliminations for consolidated financial guaranty variable interest entities has been remediated.

Changes in Internal Control over Financial Reporting

        As a result of the remediation of the material weakness described above, there were changes in the Company's internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information pertaining to this item is incorporated by reference to the sections entitled "Proposal No. 1: Election of Directors", "Corporate Governance—Did our insiders comply with Section 16(a) beneficial ownership reporting in 2011?", "Corporate Governance—How are directors nominated?" and "Corporate Governance—The committees of the Board—The Audit Committee" of the definitive proxy statement for the Annual General Meeting of Shareholders, which involves the election of directors and will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

        Information about the executive officers of AGL is set forth at the end of Part I of this Form 10-K and is hereby incorporated by reference.

Code of Conduct

        The Company has adopted a Code of Conduct, which sets forth standards by which all employees, officers and directors of the Company must abide as they work for the Company. The Code of Conduct is available at www.assuredguaranty.com/governance. The Company intends to disclose on its internet site any amendments to, or waivers from, its Code of Conduct that are required to be publicly disclosed pursuant to the rules of the SEC or the NYSE.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table summarizes our equity compensation plans as of December 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	4,198,597	(1)	$20.11	3,490,898	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	4,198,597		$20.11	3,490,898

(1)
Includes common shares to be issued upon exercise of stock options granted under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan.

(2)
Includes 106,322 common shares reserved for issuance under the Assured Guaranty Ltd. Employee Stock Purchase Plan and 3,384,576 common shares available for future stock options granted, restricted stock awards and restricted stock units reserved for future issuance under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan. The grants of dividend equivalents of restricted stock units have been excluded from the number of shares available for future issuance.

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

3. Exhibits*

Exhibit Number	Description of Document
3.1	Certificate of Incorporation and Memorandum of Association of the Registrant, as amended by Certificate of Incorporation on Change of Name dated March 30, 2004 and Certificate of Deposit of Memorandum of Increase of Capital dated April 21, 2004 (Incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended December 31, 2009)
3.2	First Amended and Restated Bye-laws of the Registrant, as amended (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 10, 2011)
4.1	Specimen Common Share Certificate (Incorporated by reference to Exhibit 4.1 to Form S-1 (#333-111491))
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
10.1	Assured Guaranty Ltd. 2004 Long-Term Incentive Plan, as amended and restated as of May 7, 2009 (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2009)*
10.2	Guaranty by Assured Guaranty Re International Ltd. in favor of Assured Guaranty Re Overseas Ltd. (Incorporated by reference to Exhibit 10.31 to Form S-1 (#333-111491))

Exhibit Number	Description of Document
10.3	Guaranty by Assured Guaranty Re Overseas Ltd. in favor of Assured Guaranty Mortgage Insurance Company (Incorporated by reference to Exhibit 10.32 to Form S-1 (#333-111491))
10.4	Summary of Annual Compensation*
10.5
Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used with employment agreement (Incorporated by reference to Exhibit 10.34 to Form 10-K for the year ended December 31, 2005)*
10.6	Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.35 to Form 10-K for the year ended December 31, 2005)*
10.7	Restricted Stock Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2006)*
10.8
Restricted Stock Unit Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.37 to Form 10-K for the year ended December 31, 2005)*
10.9	Restricted Stock Agreement under Assured Guaranty Ltd. 2004 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.38 to Form 10-K for the year ended December 31, 2005)*
10.10	Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.39 to Form 10-K for the year ended December 31, 2005)*
10.11	Assured Guaranty Ltd. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2009)*
10.12	Form of Indemnification Agreement between the Company and its executive officers and directors (Incorporated by reference to Exhibit 10.42 to Form 10-K for the year ended December 31, 2005)*
10.13	Put Agreement between Assured Guaranty Corp. and Woodbourne Capital Trust [I][II][III][IV] (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2005)
10.14	Custodial Trust Expense Reimbursement Agreement (Incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2005)
10.15
Assured Guaranty Corp. Articles Supplementary Classifying and Designating Series of Preferred Stock as Series A Perpetual Preferred Stock, Series B Perpetual Preferred Stock, Series C Perpetual Preferred Stock, Series D Perpetual Preferred Stock (Incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended March 31, 2005)
10.16
Assured Guaranty Ltd. Performance Retention Plan (As Amended and Restated as of February 14, 2008 for Awards Granted during 2007) (Incorporated by reference to Exhibit 10.50 to Form 10-K for the year ended December 31, 2007)*
10.17	Five Year Cliff Vest Restricted Stock Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2006)*
10.18
Restricted Stock Unit Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2007)*
10.19
$200.0 million soft-capital credit facility, dated as of July 31, 2007, under which Assured Guaranty Re Ltd. is the borrower and for which Deutsche Bank AG New York Branch acted as administrative agent and lead arranger (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2007)

Exhibit Number	Description of Document
10.20	Assured Guaranty Ltd. Performance Retention Plan (As Amended and Restated as of February 14, 2008) (Incorporated by reference to Exhibit 10.58 to Form 10-K for the year ended December 31, 2007)*
10.21	Terms of Performance Retention Award Five Year Cliff Vest Granted on February 14, 2008 (Incorporated by reference to Exhibit 10.59 to Form 10-K for the year ended December 31, 2007)*
10.22	Form of Award Letter for Performance Retention Award Five Year Cliff Vest Granted on February 14, 2008 (Incorporated by reference to Exhibit 10.60 to Form 10-K for the year ended December 31, 2007)*
10.23	Terms of Performance Retention Award Four Year Installment Vesting Granted on February 14, 2008 (Incorporated by reference to Exhibit 10.61 to Form 10-K for the year ended December 31, 2007)*
10.24
Form of Award Letter for Performance Retention Award Four Year Installment Vesting Granted on February 14, 2008 (Incorporated by reference to Exhibit 10.62 to Form 10-K for the year ended December 31, 2007)*
10.25
2007 Restricted Stock Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.63 to Form 10-K for the year ended December 31, 2007)*
10.26
Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used with employment agreement (Incorporated by reference to Exhibit 10.64 to Form 10-K for the year ended December 31, 2007)*
10.27	Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.65 to Form 10-K for the year ended December 31, 2007)*
10.28
Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used with employment agreement (Incorporated by reference to Exhibit 10.66 to Form 10-K for the year ended December 31, 2007)*
10.29	Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.67 to Form 10-K for the year ended December 31, 2007)*
10.30
Investment Agreement dated as of February 28, 2008 between Assured Guaranty Ltd. and WLR Recovery Fund IV, L.P. (Incorporated by reference to Exhibit 10.68 to Form 10-K for the year ended December 31, 2007)
10.31	Director Compensation (Incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended March 31, 2011)*
10.32
Restricted Stock Unit Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2008)*
10.33
Restricted Stock Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.18 to Form 10-Q for the quarter ended June 30, 2009)*
10.34	Form of amendment to Restricted Stock Unit Awards for Outside Directors (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2008)*
10.35	Employment Agreement between Dominic J. Frederico and the Registrant (Incorporated by reference to Exhibit 10.64 to Form 10-K for the year ended December 31, 2008)*
10.36	Employment Agreement between Robert B. Mills and the Registrant (Incorporated by reference to Exhibit 10.66 to Form 10-K for the year ended December 31, 2008)*

Exhibit Number	Description of Document
10.37	Employment Agreement between James M. Michener and the Registrant (Incorporated by reference to Exhibit 10.67 to Form 10-K for the year ended December 31, 2008)*
10.38	Employment Agreement between Robert A. Bailenson and the Registrant (Incorporated by reference to Exhibit 10.68 to Form 10-K for the year ended December 31, 2008)*
10.39	Assured Guaranty Ltd. Executive Officer Recoupment Policy (Incorporated by reference to Exhibit 10.69 to Form 10-K for the year ended December 31, 2008)*
10.40	Form of Acknowledgement of Assured Guaranty Ltd. Executive Officer Recoupment Policy (Incorporated by reference to Exhibit 10.70 to Form 10-K for the year ended December 31, 2008)*
10.41
Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used with employment agreement (Incorporated by reference to Exhibit 10.71 to Form 10-K for the year ended December 31, 2008)*
10.42
Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used with employment agreement (Incorporated by reference to Exhibit 10.72 to Form 10-K for the year ended December 31, 2008)*
10.43	Terms of Performance Retention Award Four Year Installment Vesting Granted on February 5, 2009 (Incorporated by reference to Exhibit 10.73 to Form 10-K for the year ended December 31, 2008)*
10.44
Approval dated September 16, 2008 pursuant to Investment Agreement dated as of February 28, 2008 with WLR Recovery Fund IV, L.P. Pursuant to the Investment Agreement, WLR Recovery Fund IV, L.P. and other funds affiliated with WL Ross & Co. LLC (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 19, 2008)
10.45	Purchase Agreement among Dexia Holdings Inc., Dexia Credit Local S.A. and the Company dated as of November 14, 2008 (Incorporated by reference to Exhibit 99.1 to Form 8-K filed on November 17, 2008)
10.46	Amendment to Investment Agreement dated as of November 13, 2008 between the Company and WLR Recovery Fund IV, L.P. (Incorporated by reference to Exhibit 99.2 to Form 8-K filed on November 17, 2008)
10.47
Amended and Restated Revolving Credit Agreement dated as of June 30, 2009 among FSA Asset Management LLC, Dexia Crédit Local S.A. and Dexia Bank Belgium S.A. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 8, 2009)
10.48
Master Repurchase Agreement (September 1996 Version) dated as of June 30, 2009 between Dexia Crédit Local S.A. and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.2.1 to Form 8-K filed on July 8, 2009)
10.49
Annex I—Committed Term Repurchase Agreement Annex dated as of June 30, 2009 between Dexia Crédit Local S.A. and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.2.2 to Form 8-K filed on July 8, 2009)
10.50
ISDA Master Agreement (Multicurrency—Cross Border) dated as of June 30, 2009 among Dexia SA, Dexia Crédit Local S.A. and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.3.1 to Form 8-K filed on July 8, 2009)
10.51
Schedule to the 1992 Master Agreement, Guaranteed Put Contract, dated as of June 30, 2009 among Dexia Crédit Local S.A., Dexia SA and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.3.2 to Form 8-K filed on July 8, 2009)
10.52
Put Option Confirmation, Guaranteed Put Contract, dated June 30, 2009 to FSA Asset Management LLC from Dexia SA and Dexia Crédit Local S.A. (Incorporated by reference to Exhibit 10.3.3 to Form 8-K filed on July 8, 2009)

Exhibit Number	Description of Document
10.53	ISDA Credit Support Annex (New York Law) to the Schedule to the ISDA Master Agreement, Guaranteed Put Contract, dated as of June 30, 2009 between Dexia Crédit Local S.A. and Dexia SA and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.3.4 to Form 8-K filed on July 8, 2009)
10.54
ISDA Master Agreement (Multicurrency—Cross Border) dated as of June 30, 2009 among Dexia SA, Dexia Crédit Local S.A. and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.4.1 to Form 8-K filed on July 8, 2009)
10.55
Schedule to the 1992 Master Agreement, Non-Guaranteed Put Contract, dated as of June 30, 2009 among Dexia Crédit Local S.A., Dexia SA and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.4.2 to Form 8-K filed on July 8, 2009)
10.56
Put Option Confirmation, Non-Guaranteed Put Contract, dated June 30, 2009 to FSA Asset Management LLC from Dexia SA and Dexia Crédit Local S.A. (Incorporated by reference to Exhibit 10.4.3 to Form 8-K filed on July 8, 2009)
10.57
ISDA Credit Support Annex (New York Law) to the Schedule to the ISDA Master Agreement, Non-Guaranteed Put Contract, dated as of June 30, 2009 between Dexia Crédit Local S.A. and Dexia SA and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.4.4 to Form 8-K filed on July 8, 2009)
10.58
First Demand Guarantee Relating to the "Financial Products" Portfolio of FSA Asset Management LLC issued by the Belgian State and the French State and executed as of June 30, 2009 (Incorporated by reference to Exhibit 10.5 to Form 8-K filed on July 8, 2009)
10.59
Guaranty, dated as of June 30, 2009, made jointly and severally by Dexia SA and Dexia Crédit Local S.A., in favor of Financial Security Assurance Inc. (Incorporated by reference to Exhibit 10.6 to Form 8-K filed on July 8, 2009)
10.60
Indemnification Agreement (GIC Business) dated as of June 30, 2009 by and among Financial Security Assurance Inc., Dexia Crédit Local S.A. and Dexia SA (Incorporated by reference to Exhibit 10.7 to Form 8-K filed on July 8, 2009)
10.61
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
10.62
Separation Agreement, dated as of July 1, 2009, among Dexia Crédit Local S.A., Financial Security Assurance Inc., Financial Security Assurance International, Ltd., FSA Global Funding Limited and Premier International Funding Co. (Incorporated by reference to Exhibit 10.9 to Form 8-K filed on July 8, 2009)
10.63
Funding Guaranty, dated as of July 1, 2009, made by Dexia Crédit Local S.A. in favor of Financial Security Assurance Inc. and Financial Security Assurance International, Ltd. (Incorporated by reference to Exhibit 10.10 to Form 8-K filed on July 8, 2009)
10.64
Reimbursement Guaranty, dated as of July 1, 2009, made by Dexia Crédit Local S.A. in favor of Financial Security Assurance Inc. and Financial Security Assurance International, Ltd. (Incorporated by reference to Exhibit 10.11 to Form 8-K filed on July 8, 2009)
10.65
Strip Coverage Liquidity and Security Agreement, dated as of July 1, 2009, between Financial Security Assurance Inc. and Dexia Crédit Local S.A. (Incorporated by reference to Exhibit 10.12 to Form 8-K filed on July 8, 2009)
10.66
Indemnification Agreement (FSA Global Business), dated as of July 1, 2009, by and between Financial Security Assurance Inc., Assured Guaranty Ltd. and Dexia Crédit Local S.A. (Incorporated by reference to Exhibit 10.13 to Form 8-K filed on July 8, 2009)

Exhibit Number	Description of Document
10.67	Pledge and Administration Annex Amendment Agreement dated as of July 1, 2009 among Dexia SA, Dexia Crédit Local S.A., Dexia Bank Belgium SA, Dexia FP Holdings Inc., Financial Security Assurance Inc., FSA Asset Management LLC, FSA Portfolio Asset Limited, FSA Capital Markets Services LLC, FSA Capital Markets Services (Caymans) Ltd., FSA Capital Management Services LLC and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 10.14 to Form 8-K filed on July 8, 2009)
10.68
Put Confirmation Annex Amendment Agreement dated as of July 1, 2009 among Dexia SA and Dexia Crédit Local S.A. and FSA Asset Management LLC and Financial Security Assurance Inc. (Incorporated by reference to Exhibit 10.15 to Form 8-K filed on July 8, 2009)
10.69
Settlement Agreement and Plan by and between Financial Security Assurance Holdings, Ltd., Assured Guaranty Ltd., Dexia Holdings, Inc., Dexia Crédit Local, S.A. and Sean W. McCarthy (Incorporated by reference to Exhibit 4.4 to Form S-8 (#333-160367))*
10.70	Employment Agreement dated as of July 1, 2009 between Assured Guaranty US Holdings, Inc. and Sean McCarthy (Incorporated by reference to Exhibit 10.17 to Form 8-K filed on July 8, 2009)*
10.71
Non-Qualified Stock Option Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.19 to Form 10-Q for the quarter ended June 30, 2009)*
10.72
Master Repurchase Agreement between FSA Capital Management Services LLC and FSA Capital Markets Services LLC (Incorporated by reference to Exhibit 10.20 to Form 10-Q for the quarter ended June 30, 2009)
10.73	Confirmation to Master Repurchase Agreement (Incorporated by reference to Exhibit 10.21 to Form 10-Q for the quarter ended June 30, 2009)
10.74	Master Repurchase Agreement Annex I (Incorporated by reference to Exhibit 10.22 to Form 10-Q for the quarter ended June 30, 2009)
10.75
Financial Security Assurance Holdings Ltd. 1989 Supplemental Executive Retirement Plan (amended and restated as of December 17, 2004) (Incorporated by reference to Exhibit 10.4 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on December 17, 2004)*
10.76	Amendment to the Financial Security Assurance Holdings Ltd. 1989 Supplemental Employee Retirement Plan (Incorporated by reference to Exhibit 10.29 to Form 10-Q for the quarter ended June 30, 2009)*
10.77
Financial Security Assurance Holdings Ltd. 2004 Supplemental Executive Retirement Plan, dated as of December 17, 2004 (Incorporated by reference to Exhibit 10.3 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on December 17, 2004)*
10.78
Financial Security Assurance Holdings Ltd. 2004 Supplemental Executive Retirement Plan, as amended on May 18, 2006 (Incorporated by reference to Exhibit 10.1 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on May 22, 2006)*
10.79
Financial Security Assurance Holdings Ltd. 2004 Supplemental Executive Retirement Plan, as amended on February 14, 2008 (Incorporated by reference to Exhibit 10.3 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on February 15, 2008)*
10.80
Financial Security Assurance Holdings Ltd. Amended and Restated 1993 Equity Participation Plan (amended and restated as of May 17, 2001) (Incorporated by reference to Exhibit 10.1 to Financial Security Assurance Holdings Ltd.'s Form 10-Q for the quarter ended June 30, 2001)*
10.81
Financial Security Assurance Holdings Ltd. 2004 Equity Participation Plan (Incorporated by reference to Exhibit 10.1 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on November 23, 2004)*

Exhibit Number	Description of Document
10.82	Financial Security Assurance Holdings Ltd. 2004 Equity Participation Plan, as amended on September 15, 2005 (Incorporated by reference to Exhibit 10.1 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on September 16, 2005)*
10.83
Financial Security Assurance Holdings Ltd. 2004 Equity Participation Plan, as amended on February 16, 2006 (Incorporated by reference to Exhibit 10.1 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on February 17, 2006)*
10.84
Financial Security Assurance Holdings Ltd. 2004 Equity Participation Plan, as amended on February 14, 2008 (Incorporated by reference to Exhibit 10.1 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on February 15, 2008)*
10.85
Financial Security Assurance Holdings Ltd. 2004 Equity Participation Plan, as amended and restated on May 21, 2008 (Incorporated by reference to Exhibit 10.3 to Financial Security Assurance Holdings Ltd.'s Form 10-Q for the quarter ended June 30, 2008)*
10.86
Form of Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Dexia Restricted Stock (Incorporated by reference to Exhibit 10.4 to Financial Security Assurance Holdings Ltd.'s Form 10-Q for the quarter ended March 31, 2005)*
10.87
Form of Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Dexia Restricted Stock, as amended on February 16, 2006 (Incorporated by reference to Exhibit 10.2 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on February 17, 2006)*
10.88
Form of Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Dexia Restricted Stock, as amended on February 14, 2008 (Incorporated by reference to Exhibit 10.6F to Financial Security Assurance Holdings Ltd.'s Form 10-K for the year ended December 31, 2007)*
10.89
Form of Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Dexia Restricted Stock, as amended on February 14, 2007 (Incorporated by reference to Exhibit 10.6E to Financial Security Assurance Holdings Ltd.'s Form 10-K for the year ended December 31, 2006)*
10.90
Form of Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Performance Shares (Incorporated by reference to Exhibit 99.1 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on February 23, 2005)*
10.91
Form of Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Performance Shares, as amended on February 16, 2006 (Incorporated by reference to Exhibit 10.3 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on February 17, 2006)*
10.92
Form of Financial Security Assurance Holdings Ltd. Agreement Evidencing an Award of Performance Shares, as amended on February 14, 2008 (Incorporated by reference to Exhibit 10.6 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on February 15, 2008)*
10.93
Pledge and Intercreditor Agreement, among Dexia Crédit Local, Dexia Bank Belgium S.A., Financial Security Assurance Inc. and FSA Asset Management LLC, dated November 13, 2008 (Incorporated by reference to Exhibit 10.3 to Financial Security Assurance Holdings Ltd.'s Form 10-Q for the quarter ended September 30, 2008)
10.94
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
10.95
Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust I (Incorporated by reference to Exhibit 99.5 to Financial Security Assurance Holdings Ltd.'s Form 10-Q for the quarter ended June 30, 2003)

Exhibit Number	Description of Document
10.96	Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust II (Incorporated by reference to Exhibit 99.6 to Financial Security Assurance Holdings Ltd.'s Form 10-Q for the quarter ended June 30, 2003)
10.97
Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust III (Incorporated by reference to Exhibit 99.7 to Financial Security Assurance Holdings Ltd.'s Form 10-Q for the quarter ended June 30, 2003)
10.98
Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust IV (Incorporated by reference to Exhibit 99.8 to Financial Security Assurance Holdings Ltd.'s Form 10-Q for the quarter ended June 30, 2003)
10.99
Contribution Agreement, dated as of November 22, 2006, between Dexia S.A. and Financial Security Assurance Holdings Ltd. (Incorporated by reference to Exhibit 10.4 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on November 28, 2006)
10.100
Replacement Capital Covenant, dated as of November 22, 2006, by Financial Security Assurance Holdings Ltd. (Incorporated by reference to Exhibit 10.5 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on November 28, 2006)
10.101	Agreement and Amendment between Dexia Holdings Inc., Dexia Credit Local S.A. and the Company dated as of June 9, 2009 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 12, 2009)
10.102	Second Amendment to Investment Agreement dated as June 10, 2009 between the Company and WLR Recovery Fund IV, L.P. (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 12, 2009)
10.103	Restricted Stock Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2008)*
10.104
2010 Form of Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used with employment agreement (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2010)*
10.105
2010 Form of Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used without employment agreement (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2010)*
10.106
2010 Form of Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used with employment agreement (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2010)*
10.107
2010 Form of Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan for use without employment agreement (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2010)*
10.108
Terms of Performance Retention Award, Four Year Installment Vesting Granted on February 25, 2010 for participants subject to $1 million limit (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2010)*
10.109
Terms of Performance Retention Award, Four Year Installment Vesting Granted on February 9, 2011 for participants subject to $1 million limit (Incorporated by reference to Exhibit 10.5 to the Form 10-Q for the quarterly period ended March 31, 2011)*
10.110
Form of Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used with employment agreement (Incorporated by reference to Exhibit 10.6 to the Form 10-Q for the quarterly period ended March 31, 2011)*
10.111
Form of Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used without employment agreement (Incorporated by reference to Exhibit 10.7 to the Form 10-Q for the quarterly period ended March 31, 2011)*

Exhibit Number	Description of Document
10.112	Waiver Letter dated April 21, 2011 from Dominic J. Frederico (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 22, 2011)*
10.113	Waiver Letter dated April 21, 2011 from Robert B. Mills (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 22, 2011)*
10.114	Waiver Letter dated April 21, 2011 from James M. Michener (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on April 22, 2011)*
10.115	Waiver Letter dated April 21, 2011 from Robert A. Bailenson (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on April 22, 2011)*
10.116	Letter Agreement with Robert B. Mills dated May 13, 2011 (incorporated by reference to Exhibit 10.1 of the Company's current Report on Form 8-K filed May 13, 2011)*
10.117	Letter Agreement with Robert A. Bailenson dated May 13, 2011 (incorporated by reference to Exhibit 10.2 of the Company's current Report on Form 8-K filed May 13, 2011)*
10.118	Assured Guaranty Ltd. Supplemental Employee Retirement Plan, as amended through the Third Amendment thereto (Incorporated by reference to Exhibit 4.4 to Form S-8 (#333-178625))*
10.119	Fourth Amendment to Assured Guaranty Ltd. Supplemental Employee Retirement Plan*
10.120	Assured Guaranty Corp. Supplemental Executive Retirement Plan as amended through the Third Amendment thereto (Incorporated by reference to Exhibit 4.5 to Form S-8 (#333-178625))*
10.121
Financial Security Assurance Holdings Ltd. Severance Policy for Senior Management, as amended on December 22, 2008 (Incorporated by reference to Exhibit 10.1 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on December 23, 2008)*
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of the registrant
23.1	Accountants Consent
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.1
The following financial information from Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language) interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2011 and 2010; (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2011, 2010 and 2009; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (vi) Notes to Consolidated Financial Statements.

*
Management contract or compensatory plan

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSURED GUARANTY LTD.
By:	/s/ DOMINIC J. FREDERICO Name: Dominic J. Frederico Title: President and Chief Executive Officer

Date: February 29, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ WALTER A. SCOTT Walter A. Scott	Chairman of the Board; Director	February 29, 2012
/s/ DOMINIC J. FREDERICO Dominic J. Frederico	President and Chief Executive Officer; Director	February 29, 2012
/s/ ROBERT A. BAILENSON Robert A. Bailenson	Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)	February 29, 2012
/s/ NEIL BARON Neil Baron	Director	February 29, 2012
/s/ FRANCISCO L. BORGES Francisco L. Borges	Director	February 29, 2012
/s/ G. LAWRENCE BUHL G. Lawrence Buhl	Director	February 29, 2012
/s/ STEPHEN A. COZEN Stephen A. Cozen	Director	February 29, 2012
/s/ PATRICK W. KENNY Patrick W. Kenny	Director	February 29, 2012

Name	Position	Date

/s/ DONALD H. LAYTON Donald H. Layton	Director	February 29, 2012
/s/ ROBIN MONRO-DAVIES Robin Monro-Davies	Director	February 29, 2012
/s/ MICHAEL T. O'KANE Michael T. O'Kane	Director	February 29, 2012
/s/ WILBUR L. ROSS, JR. Wilbur L. Ross, Jr.	Director	February 29, 2012