Form 10-Q
period 2012-03-31
ASSURED GUARANTY LTD
filed 2012-05-10
CIK 1273813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

The number of registrant’s Common Shares ($0.01 par value) outstanding as of May 1, 2012 was 182,592,088 (includes 57,435 unvested restricted shares).

ASSURED GUARANTY LTD.

Assured Guaranty Ltd.

Consolidated Balance Sheets (Unaudited)

(dollars in thousands except per share and share amounts)

	As of March 31, 2012	As of December 31, 2011
Assets
Investment portfolio:
Fixed maturity securities, available-for-sale, at fair value (amortized cost of $9,659,413 and $9,638,404)	$10,204,938	$10,141,850
Short term investments, at fair value	903,363	734,046
Other invested assets	203,900	222,869
Total investment portfolio	11,312,201	11,098,765
Cash	182,003	214,544
Premiums receivable, net of ceding commissions payable	1,018,672	1,002,852
Ceded unearned premium reserve	631,398	708,872
Deferred acquisition costs	129,015	132,418
Reinsurance recoverable on unpaid losses	152,898	69,300
Salvage and subrogation recoverable	367,343	367,718
Credit derivative assets	463,556	468,933
Deferred tax asset, net	1,031,805	803,529
Current income tax receivable	50,317	76,430
Financial guaranty variable interest entities’ assets, at fair value	2,827,652	2,819,077
Other assets	337,953	262,222
Total assets	$18,504,813	$18,024,660
Liabilities and shareholders’ equity
Unearned premium reserve	$5,839,223	$5,962,799
Loss and loss adjustment expense reserve	954,475	679,011
Reinsurance balances payable, net	204,173	170,982
Long-term debt	1,034,667	1,038,302
Credit derivative liabilities	2,416,268	1,772,803
Financial guaranty variable interest entities’ liabilities with recourse, at fair value	2,365,177	2,396,945
Financial guaranty variable interest entities’ liabilities without recourse, at fair value	1,085,618	1,061,497
Other liabilities	422,694	290,756
Total liabilities	14,322,295	13,373,095
Commitments and contingencies (See Note 12)
Common stock ($0.01 par value, 500,000,000 shares authorized; 182,524,573 and 182,235,798 shares issued and outstanding in 2012 and 2011)	1,825	1,822
Additional paid-in capital	2,569,526	2,569,922
Retained earnings	1,208,380	1,707,922
Accumulated other comprehensive income, net of tax of $149,205 and $135,344	398,387	367,499
Deferred equity compensation (320,193 shares in 2012 and 2011)	4,400	4,400
Total shareholders’ equity	4,182,518	4,651,565
Total liabilities and shareholders’ equity	$18,504,813	$18,024,660

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Operations (Unaudited)

(dollars in thousands except per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenues
Net earned premiums	$193,677	$253,977
Net investment income	97,762	97,412
Net realized investment gains (losses):
Other-than-temporary impairment losses	(27,344)	(6,947)
Less: portion of other-than-temporary impairment loss recognized in other comprehensive income	(22,465)	(2,369)
Other net realized investment gains (losses)	6,195	7,384
Net realized investment gains (losses)	1,316	2,806
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	(56,881)	35,427
Net unrealized gains (losses)	(633,758)	(271,636)
Net change in fair value of credit derivatives	(690,639)	(236,209)
Fair value gain (loss) on committed capital securities	(13,904)	526
Fair value gains (losses) on financial guaranty variable interest entities	(36,602)	119,601
Other income	90,984	40,800
Total revenues	(357,406)	278,913
Expenses
Loss and loss adjustment expenses	246,847	(25,580)
Amortization of deferred acquisition costs	5,413	3,662
Interest expense	24,673	24,760
Other operating expenses	61,280	62,883
Total expenses	338,213	65,725
Income (loss) before income taxes	(695,619)	213,188
Provision (benefit) for income taxes
Current	29,528	(197,599)
Deferred	(242,123)	271,531
Total provision (benefit) for income taxes	(212,595)	73,932
Net income (loss)	$(483,024)	$139,256
Earnings per share:
Basic	$(2.65)	$0.76
Diluted	$(2.65)	$0.74
Dividends per share	$0.09	$0.045

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$(483,024)	$139,256
Unrealized holding gains (losses) arising during the period on:
Investments with no other-than-temporary impairment, net of tax provision (benefit) of $19,049 and $(19,632)	42,123	(46,390)
Investments with other-than-temporary impairment, net of tax provision (benefit) of $(7,345) and $9,195	(13,736)	20,845
Unrealized holding gains (losses) arising during the period, net of tax	28,387	(25,545)
Less: reclassification adjustment for gains (losses) included in net income (loss), net of tax provision (benefit) of $(1,272) and $172	(856)	1,029
Change in net unrealized gains on investments	29,243	(26,574)
Change in cumulative translation adjustment, net of tax provision (benefit) of $941 and $669	1,750	1,243
Change in cash flow hedge, net of tax provision (benefit) of $(56) and $(56)	(105)	(105)
Other comprehensive income (loss)	30,888	(25,436)
Comprehensive income (loss)	$(452,136)	$113,820

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2012

(dollars in thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Deferred Equity	Total Shareholders’
	Shares	Amount	Capital	Earnings	Income	Compensation	Equity
Balance, December 31, 2011	182,235,798	$1,822	$2,569,922	$1,707,922	$367,499	$4,400	$4,651,565
Net loss	—	—	—	(483,024)	—	—	(483,024)
Dividends ($0.09 per share)	—	—	—	(16,425)	—	—	(16,425)
Dividends on restricted stock units	—	—	93	(93)	—	—	—
Share-based compensation and other	288,775	3	(489)	—	—	—	(486)
Other comprehensive income	—	—	—	—	30,888	—	30,888
Balance, March 31, 2012	182,524,573	$1,825	$2,569,526	$1,208,380	$398,387	$4,400	$4,182,518

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Net cash flows provided by (used in) operating activities	$75,256	$(122,143)
Investing activities
Fixed maturity securities:
Purchases	(382,588)	(511,679)
Sales	189,346	299,877
Maturities	253,488	183,587
Net sales (purchases) of short-term investments	(142,735)	242,296
Net proceeds from paydowns on financial guaranty variable interest entities’ assets	137,595	162,500
Other	51,607	4,246
Net cash flows provided by (used in) investing activities	106,713	380,827
Financing activities
Dividends paid	(16,425)	(8,286)
Share activity under option and incentive plans	(2,478)	(2,312)
Net paydowns of financial guaranty variable interest entities’ liabilities	(192,882)	(241,618)
Repayment of long-term debt	(5,461)	(5,095)
Net cash flows provided by (used in) financing activities	(217,246)	(257,311)
Effect of exchange rate changes	2,736	1,825
Increase (decrease) in cash	(32,541)	3,198
Cash at beginning of period	214,544	108,389
Cash at end of period	$182,003	$111,587
Supplemental cash flow information
Cash paid (received) during the period for:
Income taxes	$2,000	$51,465
Interest	$12,082	$12,190

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

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

Financial guaranty insurance contracts provide an unconditional and irrevocable guaranty that protects the holder of a financial obligation against non-payment of principal and interest when due. Upon an obligor’s default on scheduled principal or interest payments due on the obligation, the Company is required under the financial guaranty contract to pay the principal or interest shortfall.

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

The Company has not entered into any new CDS in order to sell credit protection since the beginning of 2009, when regulatory guidelines were issued that limited the terms under which such protection could be sold. The potential capital or margin requirements that may apply under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) also contributed to the decision of the Company not to enter into new CDS in the foreseeable future. The Company is actively pursuing opportunities to terminate existing CDS and in certain cases, has converted existing CDS exposure into a financial guaranty insurance contract. These actions have the effect of reducing fair value volatility in income and/or reducing rating agency capital charges.

The Company has historically entered into ceded reinsurance contracts in order to obtain greater business diversification and reduce the net potential loss from large risks. In January 2012, Assured Guaranty Municipal Corp. (“AGM”) and Assured Guaranty Corp. (“AGC”) entered into a new $435 million of excess of loss reinsurance facility, which reduced rating agency capital charges. In recent years, however, the Company has been reassuming previously ceded business from reinsurers. In the three-month period ended March 31, 2012 (“First Quarter 2012”), the Company reassumed a total of $19.1 billion in par from two reinsurers. See Note 11, Reinsurance and Other Monoline Exposures.

Public finance obligations insured by the Company consist primarily of general obligation bonds supported by the issuers’ taxing powers, tax-supported bonds and revenue bonds and other obligations of states, their political subdivisions and other municipal issuers supported by the issuers’ or obligors’ covenant to impose and collect fees and charges for public services or specific projects. Public finance obligations include obligations backed by the cash flow from leases or other revenues from projects serving substantial public purposes, including government office buildings, toll roads, health care

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

1. Business and Basis of Presentation (Continued)

facilities and utilities. Structured finance obligations insured by the Company are generally issued by special purpose entities and backed by pools of assets such as residential or commercial mortgage loans, consumer or trade receivables, securities or other assets having an ascertainable cash flow or market value. The Company also insures other specialized financial obligations.

When a rating agency assigns a public rating to a financial obligation guaranteed by one of AGL’s insurance company subsidiaries, it generally awards that obligation the same rating it has assigned to the financial strength of the AGL subsidiary that provides the guaranty. Investors in products insured by AGL’s insurance company subsidiaries frequently rely on ratings published by nationally recognized statistical rating organizations (“NRSROs”) because such ratings influence the trading value of securities and form the basis for many institutions’ investment guidelines as well as individuals’ bond purchase decisions. Therefore, the Company manages its business with the goal of achieving high financial strength ratings. However, the models used by NRSROs differ, presenting conflicting goals that may make it inefficient or impractical to reach the highest rating level. The models are not fully transparent, contain subjective data (such as assumptions about future market demand for the Company’s products) and change frequently. Ratings reflect only the views of the respective NRSROs and are subject to continuous review and revision or withdrawal at any time.

Unless otherwise noted, ratings on Assured Guaranty’s insured portfolio reflect Assured Guaranty’s internal ratings. Assured Guaranty’s ratings scale is similar to that used by the NRSROs; however, the ratings in these financial statements may not be the same as those assigned by any such rating agency. For example, the super senior category, which is not generally used by rating agencies, is used by Assured Guaranty in instances where Assured Guaranty’s AAA-rated exposure on its internal rating scale (which does not take into account Assured Guaranty’s financial guaranty) has additional credit enhancement due to either (1) the existence of another security rated AAA that is subordinated to Assured Guaranty’s exposure or (2) Assured Guaranty’s exposure benefiting from a different form of credit enhancement that would pay any claims first in the event that any of the exposures incurs a loss, and such credit enhancement, in management’s opinion, causes Assured Guaranty’s attachment point to be materially above the AAA attachment point.

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and, in the opinion of management, reflect all adjustments that are of a normal recurring nature, necessary for a fair statement of the financial condition, results of operations and cash flows of the Company and its consolidated financial guaranty variable interest entities (“FG VIEs”) for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited interim consolidated financial statements are as of March 31, 2012 and cover First Quarter 2012 and the three-month period ended March 31, 2011 (“First Quarter 2011”). The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

The unaudited interim consolidated financial statements include the accounts of AGL and its direct and indirect subsidiaries (collectively, the “Subsidiaries”) and its consolidated FG VIEs. Intercompany accounts and transactions between and among all consolidated entities have been eliminated. Certain prior year balances have been reclassified to conform to the current year’s presentation.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the U.S. Securities and Exchange Commission (the “SEC”).

AGL’s principal insurance company subsidiaries are AGC, domiciled in Maryland; AGM, domiciled in New York; and Assured Guaranty Re Ltd. (“AG Re”), domiciled in Bermuda. In addition, the Company has another U.S. and another Bermuda insurance company subsidiary that participate in a pooling agreement with AGM, two insurance subsidiaries organized in the United Kingdom, and a mortgage insurance company. The Company’s organizational structure includes various holdings companies, two of which—Assured Guaranty US Holdings Inc. (“AGUS”) and Assured Guaranty Municipal Holdings Inc. (“AGMH”)—have public debt outstanding. See Note 13, Long Term Debt and Credit Facilities.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

2. Business Changes, Risks, Uncertainties and Accounting Developments

Summarized below are updates of the most significant events over the past two years that have had, or may have in the future, a material effect on the financial position, results of operations or business prospects of the Company.

Rating Actions

Standard and Poor’s Ratings Services (“S&P”) and Moody’s Investors Service, Inc (“Moody’s”) have downgraded the financial strength ratings of all the Company’s insurance subsidiaries over the course of the last several years. On March 20, 2012, Moody’s placed the ratings of AGL and its Subsidiaries, including the insurance financial strength rating of the Company’s insurance subsidiaries, on review for possible downgrade. There can be no assurance that S&P and Moody’s will not take further action on the Company’s ratings. See Note 4, Financial Guaranty Insurance Contracts, Note 6, Financial Guaranty Contracts Accounted for as Credit Derivatives and Note 11, Reinsurance and Other Monoline Exposure, for more information regarding the effect of S&P and Moody’s rating actions on the financial guaranty business, the credit derivative business and the assumed reinsurance business of the Company.  The insurance subsidiaries’ financial strength ratings are an important competitive factor in the financial guaranty insurance and reinsurance markets. If the financial strength or financial enhancement ratings of the Company’s insurance subsidiaries were reduced below current levels, the Company expects it could have adverse effects on its future business opportunities as well as the premiums it could charge for its insurance policies and consequently, a downgrade could harm the Company’s new business production and results of operations in a material respect.

Accounting Changes

Recently, there has been significant GAAP rule making activity which has affected the accounting policies and presentation of the Company’s financial information, particularly:

•                        Adoption of new guidance on January 1, 2012 that restricted the types and amounts of costs that may be deferred. See Note 4, Financial Guaranty Insurance Contracts.

•                        Adoption of guidance that changed the presentation of other comprehensive income (“OCI”). See “Consolidated Statements of Comprehensive Income.”

•                        Adoption of guidance requiring additional fair value disclosures. See Note 5, Fair Value Measurement.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued guidance which will require disclosures for entities with financial instruments and derivatives that are either offset on the balance sheet or subject to a master netting arrangement. The guidance is effective for interim and annual periods beginning on or after January 1, 2013.

Deutsche Bank Agreement

On May 8, 2012, Assured Guaranty reached a settlement with Deutsche Bank AG and certain of its affiliates (collectively, “Deutsche Bank”), resolving claims related to certain residential mortgage-backed securities (“RMBS”) transactions issued, underwritten or sponsored by Deutsche Bank that were insured by Assured Guaranty under financial guaranty insurance policies and to certain RMBS exposures in re-securitization transactions as to which Assured Guaranty provides credit protection through CDS. As part of the settlement agreement (the “Deutsche Bank Agreement”), Assured Guaranty has settled its litigation against Deutsche Bank on three RMBS transactions.  See Note 4 of the Financial Statements, Financial Guaranty Insurance Contracts, “Recovery Litigation—RMBS Transactions” for information about the RMBS transactions subject to the settlement.

The Deutsche Bank Agreement provides for Assured Guaranty to receive a cash payment of $165.6 million from Deutsche Bank upon signing, a portion of which will partially reimburse Assured Guaranty for past losses on certain transactions. Assured Guaranty and Deutsche Bank have also entered into loss sharing arrangements covering future RMBS related losses, which are described below. Under the Deutsche Bank Agreement, Deutsche Bank AG will place approximately $282.7 million of eligible assets in trust in order to collateralize the obligations of a reinsurance affiliate under the loss-sharing arrangements, and the Deutsche Bank reinsurance affiliate may post additional collateral in the future to satisfy rating agency requirements.

Included in the settlement are eight RMBS transactions (“Covered Transactions”) that Assured Guaranty has insured through financial guaranty insurance policies. The Covered Transactions are backed by first lien and second lien mortgage loans. Under the Deutsche Bank Agreement, the Deutsche Bank reinsurance affiliate will reimburse 80% of Assured Guaranty’s future losses on the Covered Transactions until Assured Guaranty’s aggregate losses (including those to date that are partially reimbursed by the $165.6 million cash payment) reach $318.8 million. Assured Guaranty currently projects that the Covered Transactions will not generate aggregate losses in excess of $318.8 million. In the event aggregate losses exceed $388.8 million, the reinsurance affiliate is required to resume reimbursement at the rate of 85% of Assured Guaranty’s losses in excess of $388.8 million until such losses reach $600.0 million. The Covered Transactions represented $581 million of gross par outstanding as of April 25, 2012.

Certain uninsured tranches (“Uninsured Tranches”) of three of the Covered Transactions are included as collateral in RMBS re- securitization transactions as to which Assured Guaranty provides credit protection through CDS. Under the Deutsche Bank Agreement, the Deutsche Bank reinsurance affiliate will reimburse losses on the CDS in an amount equal to 60% of losses in these Uninsured Tranches until the aggregate losses in the Uninsured Tranches reach $141.1 million. Assured Guaranty currently projects that the Uninsured Tranches will not generate losses in excess of $141.1 million. In the event aggregate losses exceed $161.1 million, reimbursement resumes at the rate of 60% until the aggregate losses reach $185.1 million. The reinsurance affiliate is required to reimburse any losses in excess of $185.1 million at the rate of 100% until the aggregate losses reach $247.8 million. The Uninsured Tranches represent $337 million of gross par outstanding as of April 25, 2012.

The terms of the Deutsche Bank settlement were largely reflected in Assured Guaranty’s 2011 financial guaranty insurance expected losses.

Except for the Uninsured Tranches, the settlement does not include Assured Guaranty’s CDS with Deutsche Bank. The parties have agreed to continue efforts to resolve CDS-related claims.

3. Outstanding Exposure

The Company’s financial guaranty contracts are written in different forms, but collectively are considered financial guaranty contracts. They typically guarantee the scheduled payments of principal and interest (“Debt Service”) on public finance and structured finance obligations. The Company seeks to limit its exposure to losses by underwriting obligations that are investment grade at inception, diversifying its portfolio and maintaining rigorous subordination or collateralization requirements on structured finance obligations. The Company also has utilized reinsurance by ceding business to third-party reinsurers. The Company provides financial guaranties with respect to debt obligations of special purpose entities, including VIEs. Based on accounting standards in effect during any given reporting period, some of these VIEs are consolidated as described in Note 7, Consolidation of Variable Interest Entities. The outstanding par and Debt Service amounts presented below include outstanding exposures on VIEs whether or not they are consolidated.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

3. Outstanding Exposure (Continued)

Debt Service Outstanding

	Gross Debt Service Outstanding		Net Debt Service Outstanding
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
	(in millions)
Public finance	$786,373	$798,471	$735,829	$716,890
Structured finance	130,802	137,661	122,698	128,775
Total financial guaranty	$917,175	$936,132	$858,527	$845,665

As of March 31, 2012, the Company’s net mortgage guaranty insurance in force was approximately $176.7 million. Of the $176.7 million, $140.1 million covers loans originated in Ireland and $36.6 million covers loans originated in the UK.

Financial Guaranty Portfolio by Internal Rating

	As of March 31, 2012
	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
Super senior	$—	—%	$1,165	2.9%	$15,756	18.0%	$5,219	22.8%	$22,140	3.9%
AAA	4,931	1.2	1,384	3.5	34,974	39.8	10,286	44.9	51,575	9.1
AA	144,987	34.8	973	2.4	10,537	12.0	936	4.1	157,433	27.7
A	219,095	52.6	11,126	27.9	4,759	5.4	1,389	6.1	236,369	41.7
BBB	42,916	10.3	22,913	57.4	4,726	5.4	3,027	13.2	73,582	13.0
Below-investment-grade (“BIG”)	4,570	1.1	2,352	5.9	17,032	19.4	2,045	8.9	25,999	4.6
Total net par outstanding	$416,499	100.0%	$39,913	100.0%	$87,784	100.0%	$22,902	100.0%	$567,098	100.0%

	As of December 31, 2011
	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
Super senior	$—	—%	$1,138	2.9%	$16,756	18.2%	$5,660	23.9%	$23,554	4.2%
AAA	5,074	1.3	1,381	3.5	35,736	38.7	10,231	43.2	52,422	9.4
AA	139,693	34.6	1,056	2.7	12,575	13.6	976	4.1	154,300	27.7
A	213,164	52.9	11,744	30.1	4,115	4.5	1,518	6.4	230,541	41.3
BBB	40,635	10.1	21,399	54.8	5,044	5.5	3,391	14.3	70,469	12.6
BIG	4,507	1.1	2,328	6.0	18,008	19.5	1,919	8.1	26,762	4.8
Total net par outstanding	$403,073	100.0%	$39,046	100.0%	$92,234	100.0%	$23,695	100.0%	$558,048	100.0%

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

3. Outstanding Exposure (Continued)

In First Quarter 2012, the Company reclassified as AA 80% of the net par outstanding of those first lien transactions that are covered by the Bank of America Agreement (see Note 4, Financial Guaranty Insurance Contracts) and that the Company otherwise internally rated below AA. The Company reclassified those amounts as AA exposure due to the eligible assets that Bank of America has placed into trust in order to collateralize its reimbursement obligation relating to 21 first lien transactions. This reclassification resulted in a decrease of net outstanding par rated BIG as of December 31, 2011 by $1,452 million from that previously reported and, without this change, net outstanding par rated BIG as of March 31, 2012 would have been $1,382 million higher. Prior periods have been revised to conform to this presentation.

In addition to amounts shown in the tables above, the Company had outstanding commitments to provide guaranties of $2.1 billion for structured finance and $1.0 billion for public finance obligations at March 31, 2012. The structured finance commitments include the unfunded component of pooled corporate and other transactions. Public finance commitments typically relate to primary and secondary public finance debt issuances. The expiration dates for the public finance commitments range between April 1, 2012 and February 25, 2017, with $0.7 billion expiring prior to December 31, 2012. All the commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be cancelled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Economic Exposure to the Selected European Countries

Several European countries are experiencing significant economic, fiscal and/or political strains such that the likelihood of default on obligations with a nexus to those countries may be higher than the Company anticipated when such factors did not exist. The Company is closely monitoring its exposures in European countries where it believes heightened uncertainties exist, specifically, Greece, Hungary, Ireland, Italy, Portugal and Spain (the “Selected European Countries”). Published reports have identified countries that may be experiencing reduced demand for their sovereign debt in the current environment. The Company selected these European countries based on these reports and its view that their credit fundamentals are deteriorating. The Company’s economic exposure to the Selected European Countries (based on par for financial guaranty contracts and notional amount for financial guaranty contracts accounted for as derivatives) is shown in the following table net of ceded reinsurance.

Net Economic Exposure to Selected European Countries(1)

March 31, 2012

	Greece	Hungary	Ireland	Italy	Portugal	Spain	Total
	(in millions)
Sovereign and sub-sovereign exposure:
Public finance	$291	$—	$—	$1,040	$113	$270	$1,714
Infrastructure finance	—	453	25	341	104	174	1,097
Sub-total	291	453	25	1,381	217	444	2,811
Non-sovereign exposure:
Regulated utilities	—	—	—	226	—	17	243
RMBS	—	249	140	522	—	—	911
Commercial receivables	—	1	20	27	15	18	81
Pooled corporate	33	—	244	251	14	544	1,086
Sub-total	33	250	404	1,026	29	579	2,321
Total	$324	$703	$429	$2,407	$246	$1,023	$5,132
Total BIG	$291	$540	$15	$252	$130	$145	$1,373

(1)                                  While the Company’s exposures are shown in U.S. dollars, the obligations the Company insures are in various currencies, including U.S. dollars, Euros and British pounds sterling. Included in the table above is $140.1 million of reinsurance assumed on a 2004 - 2006 pool of Irish residential mortgages that is part of the Company’s remaining $176.7 million legacy mortgage reinsurance business. The legacy mortgage reinsurance business is not included in the Company’s exposure tables elsewhere in this document because the amount of the exposure is relatively immaterial. One of the residential mortgage-backed securities included in the table above includes residential mortgages in both Italy and Germany, and only the portion of the transaction equal to the portion of the original mortgage pool in Italian mortgages is shown in the table.

Included in “Public Finance” in the tables above are $291 million (net of reinsurance) of bonds of the Hellenic Republic of Greece. The Company has not guaranteed any other sovereign bonds of the Selected European Countries. The remainder of the “Public Finance Category” is from transactions backed by receivable payments from sub-sovereigns in Italy, Spain and Portugal. Debt issued by a governmental entity or government backed entity, or supported by such an entity, that is other than direct sovereign debt of the ultimate governing body of the country.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

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

Credits identified as BIG are subjected to further review to determine the probability of a loss (see Note 4, Financial Guaranty Insurance Contracts). Surveillance personnel then assign each BIG transaction to the appropriate BIG surveillance category based upon whether a lifetime loss is expected and whether a claim has been paid. The Company expects “lifetime losses” on a transaction when the Company believes there is at least a 50% chance that, on a present value basis, it will pay more claims over the life of that transaction than it will ultimately have been reimbursed. For surveillance purposes, the Company calculates present value using a constant discount rate of 5%. (A risk free rate is used for recording of reserves for financial statement purposes.)

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

•                  BIG Category 2: Below-investment-grade transactions for which lifetime losses are expected but for which no claims (other than liquidity claims which is a claim that the Company expects to be reimbursed within one year) have yet been paid.

•                  BIG Category 3: Below-investment-grade transactions for which lifetime losses are expected and on which claims (other than liquidity claims) have been paid. Transactions remain in this category when claims have been paid and only a recoverable remains.

Included in the first lien RMBS BIG exposures below is $345.6 million of net par outstanding related to transactions covered by the Bank of America Agreement which represents the portion of the covered first lien transactions (20%) that are not subject to reimbursement from Bank of America as of March 31, 2012. Under the Bank of America Agreement, 80% of first lien claims paid by Assured Guaranty will be reimbursed, until such time as losses on the collateral underlying the RMBS on which Assured Guaranty is paying claims reach $6.6 billion. See Note 4, Financial Guaranty Insurance Contracts.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

3. Outstanding Exposure (Continued)

Financial Guaranty Exposures

(Insurance and Credit Derivative Form)

	As of March 31, 2012
	BIG Net Par Outstanding				Net Par	BIG Net Par as a % of Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding	Outstanding
			(in millions)
First lien U.S. RMBS:
Prime first lien	$77	$448	$—	$525	$713	0.1%
Alt-A first lien	962	1,717	1,493	4,172	5,208	0.7
Option ARM	1	687	775	1,463	2,256	0.3
Subprime (including net interest margin securities)	208	1,745	498	2,451	7,976	0.4
Second lien U.S. RMBS:
Closed end second lien	—	493	504	997	1,020	0.2
Home equity lines of credit (“HELOCs”)	401	—	2,716	3,117	3,700	0.6
Total U.S. RMBS	1,649	5,090	5,986	12,725	20,873	2.3
Trust preferred securities (“TruPS”)	2,140	—	952	3,092	6,272	0.5
Other structured finance	1,410	465	1,385	3,260	83,541	0.6
U.S. public finance	3,480	270	820	4,570	416,499	0.8
Non-U.S. public finance (1)	2,061	291	—	2,352	39,913	0.4
Total	$10,740	$6,116	$9,143	$25,999	$567,098	4.6%

	As of December 31, 2011
	BIG Net Par Outstanding				Net Par	BIG Net Par as a % of Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding	Outstanding
			(in millions)
First lien U.S. RMBS:
Prime first lien	$77	$465	$—	$542	$739	0.1%
Alt-A first lien	1,695	1,028	1,540	4,263	5,329	0.8
Option ARM	25	689	882	1,596	2,433	0.3
Subprime (including net interest margin securities)	795	1,200	513	2,508	8,136	0.4
Second lien U.S. RMBS:
Closed end second lien	—	495	520	1,015	1,040	0.2
HELOCs	421	—	2,858	3,279	3,890	0.6
Total U.S. RMBS	3,013	3,877	6,313	13,203	21,567	2.4
TruPS	2,501	—	951	3,452	6,334	0.6
Other structured finance	1,295	548	1,429	3,272	88,028	0.6
U.S. public finance	3,395	274	838	4,507	403,073	0.8
Non-U.S. public finance (1)	2,046	282	—	2,328	39,046	0.4
Total	$12,250	$4,981	$9,531	$26,762	$558,048	4.8%

(1)     Include $291 million in net par and $231.9 million in expected loss to be paid as of March 31, 2012 and $282 million in net par and $42.6 million in expected loss to be paid as of December 31, 2011 for bonds of the Hellenic Republic of Greece.

By Category Below-Investment-Grade Credits

	As of March 31, 2012
	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$7,703	$3,037	$10,740	164	33	197
Category 2	3,903	2,213	6,116	79	35	114
Category 3	6,913	2,230	9,143	125	26	151
Total BIG	$18,519	$7,480	$25,999	368	94	462

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

3. Outstanding Exposure (Continued)

	As of December 31, 2011
	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$8,297	$3,953	$12,250	171	40	211
Category 2	3,458	1,523	4,981	71	33	104
Category 3	7,204	2,327	9,531	126	26	152
Total BIG	$18,959	$7,803	$26,762	368	99	467

(1)                                  Includes net par outstanding for FG VIEs.

(2)                                  A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making Debt Service payments.

4. Financial Guaranty Insurance Contracts

Change in accounting for deferred acquisition costs

In October 2010, the FASB adopted Accounting Standards Update (“Update”) No. 2010-26. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company adopted this new guidance with retrospective application. The amendment in the Update specifies that certain costs incurred in the successful acquisition of new and renewal insurance contracts should be capitalized. These costs include direct costs of contract acquisition that result directly from and are essential to the contract transaction. These costs include expenses such as ceding commissions and the cost of underwriting personnel. Management uses its judgment in determining the type and amount of cost to be deferred. The Company conducts an annual study to determine which operating costs vary with, and are directly related to, the acquisition of new business, and therefore qualify for deferral. Ceding commission income on business ceded to third party reinsurers reduces policy acquisition costs and is deferred. Costs incurred by the insurer for soliciting potential customers, market research, training, administration, unsuccessful acquisition efforts, and product development as well as all overhead type costs are charged to expense as incurred.

Expected losses, loss adjustment expenses (“LAE”) and the remaining costs of servicing the insured or reinsured business are considered in determining the recoverability of deferred acquisition costs. When an insured issue is retired early, the remaining related deferred acquisition cost is expensed at that time. Ceding commission expense and income associated with future installment premiums on assumed and ceded business, respectively, are calculated at their contractually defined rates and recorded in deferred acquisition costs on the consolidated balance sheets with a corresponding offset to net premium receivable or reinsurance balances payable.

As of January 1, 2011, the effect of retrospective application of the new guidance was a reduction to deferred acquisition costs of $94.4 million and a reduction to retained earnings of $64.0 million.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

4. Financial Guaranty Insurance Contracts (Continued)

Effect of Retrospective Application of New Deferred Acquisition Cost Guidance

On Consolidated Statements of Operations

	As Reported First Quarter 2011	Retroactive Application Adjustment	As Revised First Quarter 2011
	(in millions except per share amounts)
Amortization of deferred acquisition costs	$7.4	$(3.7)	$3.7
Other operating expenses	56.8	6.0	62.8
Total expenses	63.5	2.3	65.8
Income (loss) before income taxes	215.5	(2.3)	213.2
Total provision (benefit) for income taxes	74.9	(1.0)	73.9
Net income (loss)	140.6	(1.3)	139.3
Earnings per share:
Basic	$0.76	$—	$0.76
Diluted	0.75	(0.01)	0.74

The portfolio of outstanding exposures discussed in Note 3, Outstanding Exposure, includes financial guaranty contracts that meet the definition of insurance contracts as well as those that meet the definition of derivative contracts. Amounts presented in this note relate to financial guaranty insurance contracts. Tables presented herein also present reconciliations to financial statement line items for other less significant types of insurance.

Net Earned Premiums

	First Quarter
	2012	2011
	(in millions)
Scheduled net earned premiums	$152.0	$214.9
Acceleration of premium earnings	36.6	29.6
Accretion of discount on net premiums receivable	4.7	9.0
Total financial guaranty	193.3	253.5
Other	0.4	0.5
Total net earned premiums(1)	$193.7	$254.0

(1)                                  Excludes $17.0 million and $19.1 million in First Quarter 2012 and 2011, respectively, related to consolidated FG VIEs.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

4. Financial Guaranty Insurance Contracts (Continued)

Gross Premium Receivable, Net of Ceding Commissions Roll Forward

	First Quarter
	2012	2011
	(in millions)
Gross premium receivable, net of ceding commissions payable:
Balance beginning of period	$1,002.9	$1,167.6
Premium written, net	56.3	48.0
Premium payments received, net	(86.1)	(72.8)
Adjustments to the premium receivable:
Changes in the expected term of financial guaranty insurance contracts	32.7	(51.1)
Accretion of discount	6.1	9.2
Foreign exchange translation	12.2	15.9
Consolidation of FG VIEs	(5.4)	—
Other adjustments	—	1.2
Balance, end of period (1)	$1,018.7	$1,118.0

(1)                                  Excludes $32.6 million and $19.8 million as of March 31, 2012 and 2011, respectively, related to consolidated FG VIEs.

Gains or losses due to foreign exchange rate changes relate to installment premium receivables denominated in currencies other than the U.S. dollar. Approximately 48%, 47% and 45% of installment premiums at March 31, 2012, December 31, 2011 and March 31, 2011, respectively, are denominated in currencies other than the U.S. dollar, primarily in euro and British Pound Sterling.

Actual collections may differ from expected collections in the tables below due to factors such as foreign exchange rate fluctuations, counterparty collectability issues, refundings, accelerations, commutations and changes in expected lives.

Expected Collections of Gross Premiums Receivable,

Net of Ceding Commissions (Undiscounted)

March 31, 2012
(in millions)
2012 (April 1 – June 30)	$56.6
2012 (July 1 – September 30)	30.8
2012 (October 1 – December 31)	44.6
2013	109.5
2014	95.9
2015	85.7
2016	79.8
2017-2021	315.9
2022-2026	214.6
2027-2031	158.7
After 2031	194.4
Total(1)	$1,386.5

(1)                                  Excludes expected cash collections on FG VIEs of $38.9 million.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

4. Financial Guaranty Insurance Contracts (Continued)

Components of Unearned Premium Reserve

	As of March 31, 2012			As of December 31, 2011
	Gross	Ceded	Net(1)	Gross	Ceded	Net(1)
	(in millions)
Deferred premium revenue	$5,918.8	$647.8	$5,271.0	$6,046.3	$727.4	$5,318.9
Contra-paid	(87.9)	(16.7)	(71.2)	(92.2)	(18.8)	(73.4)
Total financial guaranty	5,830.9	631.1	5,199.8	5,954.1	708.6	5,245.5
Other	8.3	0.3	8.0	8.7	0.3	8.4
Total	$5,839.2	$631.4	$5,207.8	$5,962.8	$708.9	$5,253.9

(1)                                  Total net unearned premium reserve excludes $249.7 million and $274.2 million related to FG VIE’s as of March 31, 2012 and December 31, 2011, respectively.

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

Expected Timing of Financial Guaranty Insurance

Premium and Loss Recognition

	As of March 31, 2012
	Scheduled Net Earned Premium	Net Expected Loss to be Expensed	Net
	(in millions)
2012 (April 1–June 30)	$144.3	$17.8	$126.5
2012 (July 1–September 30)	138.2	17.0	121.2
2012 (October 1–December 31)	131.6	15.5	116.1
Subtotal 2012	414.1	50.3	363.8
2013	474.1	58.4	415.7
2014	436.6	46.8	389.8
2015	387.1	41.2	345.9
2016	351.9	33.2	318.7
2017 - 2021	1,334.4	136.9	1,197.5
2022 - 2026	838.9	74.0	764.9
2027 - 2031	508.2	35.8	472.4
After 2031	525.7	27.2	498.5
Total present value basis(1)(2)	5,271.0	503.8	4,767.2
Discount	298.8	292.6	6.2
Total future value	$5,569.8	$796.4	$4,773.4

(1)                                  Balances represent discounted amounts.

(2)                                  Consolidation of FG VIEs resulted in reductions of $396.2 million in future scheduled amortization of deferred premium revenue and $211.0 million in net present value of expected loss to be expensed.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

4. Financial Guaranty Insurance Contracts (Continued)

Selected Information for Policies Paid in Installments

	As of March 31, 2012	As of December 31, 2011
	(dollars in millions)
Premiums receivable, net of ceding commission payable	$1,018.7	$1,002.9
Gross deferred premium revenue	2,125.6	2,192.6
Weighted-average risk-free rate used to discount premiums	3.7	3.4
Weighted-average period of premiums receivable (in years)	10.0	9.8

Loss Estimation Process

The Company’s loss reserve committees estimate expected loss to be paid. Surveillance personnel present analysis related to potential losses to the Company’s loss reserve committees for consideration in estimating the expected loss to be paid. Such analysis includes the consideration of various scenarios with potential probabilities assigned to them. Depending upon the nature of the risk, the Company’s view of the potential size of any loss and the information available to the Company, that analysis may be based upon individually developed cash flow models, internal credit rating assessments and sector-driven loss severity assumptions or judgmental assessments. In the case of its assumed business, the Company may conduct its own analysis as just described or, depending on the Company’s view of the potential size of any loss and the information available to the Company, the Company may use loss estimates provided by ceding insurers. The Company’s loss reserve committees review and refresh the estimate of expected loss to be paid each quarter. The Company’s estimate of ultimate loss on a policy is subject to significant uncertainty over the life of the insured transaction due to the potential for significant variability in credit performance as a result of economic, fiscal and financial market variability over the long duration of most contracts. The determination of expected loss to be paid is an inherently subjective process involving numerous estimates, assumptions and judgments by management.

The following table presents a roll forward of the present value of net expected loss to be paid for financial guaranty insurance contracts by sector. Net expected loss to be paid is the estimate of the present value of future claim payments, net of reinsurance and net of salvage and subrogation, which includes the present value benefit of estimated recoveries for breaches of representations and warranties (“R&W”). The Company used weighted average risk-free rates for U.S. dollar denominated obligations, which ranged from 0.0% to 3.94% as of March 31, 2012 and 0.0% to 3.27% as of December 31, 2011. The weighted average risk-free rates for Euro denominated obligations was 0.0% - 2.84% as of March 31, 2012 and 0.0% - 2.69% as of December 31, 2011.

Financial Guaranty Insurance

Present Value of Net Expected Loss to be Paid

Roll Forward by Sector(1)

	Net Expected Loss to be Paid as of December 31, 2011(4)	Economic Loss Development(2)	(Paid) Recovered Losses(3)	Net Expected Loss to be Paid as of March 31, 2012(4)
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$1.8	$0.4	$—	$2.2
Alt-A first lien	134.9	(8.6)	(9.4)	116.9
Option ARM	152.9	(1.7)	(75.9)	75.3
Subprime	140.3	11.3	(1.2)	150.4
Total first lien	429.9	1.4	(86.5)	344.8
Second lien:
Closed-end second lien	(79.6)	(1.1)	(9.0)	(89.7)
HELOCs	(31.1)	7.6	(19.0)	(42.5)
Total second lien	(110.7)	6.5	(28.0)	(132.2)
Total U.S. RMBS	319.2	7.9	(114.5)	212.6
Other structured finance	252.8	(23.8)	(23.7)	205.3
Public finance(5)	66.0	220.7	47.8	334.5
Total	$638.0	$204.8	$(90.4)	$752.4

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

4. Financial Guaranty Insurance Contracts (Continued)

	Net Expected Loss to be Paid as of December 31, 2010	Economic Loss Development(2)	(Paid) Recovered Losses(3)	Expected Loss to be Paid as of March 31, 2011(4)
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$1.4	$0.1	$—	$1.5
Alt-A first lien	184.4	6.5	(19.5)	171.4
Option ARM	523.7	(114.7)	(86.9)	322.1
Subprime	200.4	(17.8)	(15.1)	167.5
Total first lien	909.9	(125.9)	(121.5)	662.5
Second lien:
Closed-end second lien	56.6	(106.4)	(27.1)	(76.9)
HELOCs	(805.7)	77.6	(64.6)	(792.7)
Total second lien	(749.1)	(28.8)	(91.7)	(869.6)
Total U.S. RMBS	160.8	(154.7)	(213.2)	(207.1)
Other structured finance	159.1	16.3	(2.4)	173.0
Public finance(5)	88.9	(13.6)	(9.0)	66.3
Total	$408.8	$(152.0)	$(224.6)	$32.2

(1)	Amounts include all expected payments whether or not the insured VIE is consolidated. Amounts exclude reserves for mortgage business of $1.9 million as of March 31, 2012 and December 31, 2011.

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

(4)	Includes expected LAE to be paid for mitigating claim liabilities of $26.9 million as of March 31, 2012 and $35.5 million as of December 31, 2011.

(5)	Includes expected loss to be paid of $231.9 million as of March 31, 2012 and $42.6 million as of December 31, 2011 related to Greek sovereign debt.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

4. Financial Guaranty Insurance Contracts (Continued)

Reconciliation of Present Value of Net Expected Loss to be Paid

and Net Present Value of Net Expected Loss to be Expensed

As of March 31, 2012
(in millions)
Net expected loss to be paid	$752.4
Less: net expected loss to be paid for FG VIEs	(155.5)
Total	907.9
Contra-paid, net	71.2
Salvage and subrogation recoverable	367.3
Ceded salvage and subrogation recoverable(1)	(42.9)
Loss and LAE reserve	(951.3)
Reinsurance recoverable on unpaid losses	151.6
Net expected loss to be expensed(2)	$503.8

(1)                            Recorded in reinsurance balances payable on the consolidated balance sheet.

(2)                            Excludes $211.0 million related to consolidated FG VIEs.

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

In order to derive collateral pool losses from the collateral pool defaults it has projected, the Company applies a loss severity. The loss severity is the amount of loss the transaction experiences on a defaulted loan after the application of net proceeds from the disposal of the underlying property. The Company projects loss severities by sector based on its experience to date. Further detail regarding the assumptions and variables the Company used to project collateral losses in its U.S. RMBS portfolio may be found below in the sections “U.S. Second Lien RMBS Loss Projections: HELOCs and Closed-End Second Lien” and “U.S. First Lien RMBS Loss Projections: Alt-A First Lien, Option ARM, Subprime and Prime.”

The Company is in the process of enforcing claims for breaches of R&W regarding the characteristics of the loans included in the collateral pools. The Company calculates a credit from the RMBS issuer for such recoveries where the R&W were provided by an entity the Company believes to be financially viable and where the Company already has access or

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

4. Financial Guaranty Insurance Contracts (Continued)

believes it will attain access to the underlying mortgage loan files. Where the Company has an agreement with an R&W provider (e.g., the Bank of America Agreement) or where it is in advanced discussions on a potential agreement, that credit is based on the agreement or potential agreement. In second lien RMBS transactions where there is no agreement or advanced discussions, this credit is based on a percentage of actual repurchase rates achieved across those transactions where material repurchases have been made, while in first lien RMBS transactions where there is no agreement or advanced discussions, this credit is estimated by reducing collateral losses projected by the Company to reflect a percentage of the recoveries the Company believes it will achieve, based on the number of breaches identified to date and incorporating scenarios based on the amounts the Company was able to negotiate under the Bank of America Agreement. The first lien approach is different from the second lien approach because the Company’s first lien transactions have multiple tranches and a more complicated method is required to correctly allocate credit to each tranche. In each case, the credit is a function of the projected lifetime collateral losses in the collateral pool, so an increase in projected collateral losses generally increases the R&W credit calculated by the Company for the RMBS issuer. Further detail regarding how the Company calculates these credits may be found under “Breaches of Representations and Warranties” below.

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

First Quarter-End 2012 U.S. RMBS Loss Projections

The shape of the RMBS loss projection curves used by the Company assume that the housing and mortgage markets will eventually improve. The Company retained the same general shape of the RMBS loss projection curves at March 31, 2012 as December 31, 2011, reflecting the Company’s view, based on its observation of continued elevated levels of early stage delinquencies, that the housing and mortgage market recovery is occurring at a slower than previously expected pace.

The scenarios the Company used to project RMBS collateral losses for second lien RMBS transactions at March 31, 2012 were essentially the same as those it used at December 31, 2011, except that based on its observation of the continued elevated levels of early stage delinquencies, as noted above, the Company retained the same general shape of its RMBS loss projection curves. This had the effect of reflecting a slower recovery in the housing market than had been assumed at December 31, 2011.

The Company used the same general approach to project RMBS collateral losses for first lien RMBS transactions at March 31, 2012 as it did at December 31, 2011, except that, as noted above, based on its observation of the continued elevated levels of early stage delinquencies, the Company retained the same general shape of its RMBS loss projection curves. This had the effect of reflecting a slower recovery in the housing market than had been assumed at December 31, 2011.

The Company also used generally the same methodology to project the credit received for recoveries in R&W at March 31, 2012 as December 31, 2011. The primary differences relate to the refinement of the calculation of benefits due to potential agreements with R&W providers with which it is having discussions.

U.S. Second Lien RMBS Loss Projections: HELOCs and Closed-End Second Lien

The Company insures two types of second lien RMBS: those secured by HELOCs and those secured by closed end second lien mortgages. HELOCs are revolving lines of credit generally secured by a second lien on a one to four family home. A mortgage for a fixed amount secured by a second lien on a one to four family home is generally referred to as a closed end second lien. Both first lien RMBS and second lien RMBS sometimes include a portion of loan collateral with a different priority than the majority of the collateral. The Company has material exposure to second lien mortgage loans originated and serviced by a number of parties, but the Company’s most significant second lien exposure is to HELOCs originated and serviced by Countrywide, a subsidiary of Bank of America. See “—Breaches of Representations and Warranties.”

The delinquency performance of HELOC and closed end second lien exposures included in transactions insured by the Company began to deteriorate in 2007, and such transactions, particularly those originated in the period from 2005 through 2007, continue to perform below the Company’s original underwriting expectations. While insured securities benefit

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

4. Financial Guaranty Insurance Contracts (Continued)

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

Key Assumptions in Base Case Expected Loss Estimates

Second Lien RMBS(1)

HELOC Key Variables	As of March 31, 2012	As of December 31, 2011
Plateau conditional default rate	3.3 – 26.3%	4.0 – 27.4%
Final conditional default rate trended down to	0.4 – 3.2%	0.4 – 3.2%
Expected period until final conditional default rate	36 months	36 months
Initial conditional prepayment rate	2.6 – 15.1%	1.4 – 25.8%
Final conditional prepayment rate	10%	10%
Loss severity	98%	98%
Initial draw rate	0.0 – 7.8%	0.0 – 15.3%

Closed end second lien Key Variables	As of March 31, 2012	As of December 31, 2011
Plateau conditional default rate	5.4 – 24.9%	6.9 – 24.8%
Final conditional default rate trended down to	3.3 – 9.2%	3.5 – 9.2%
Expected period until final conditional default rate	36 months	36 months
Initial conditional prepayment rate	1.2 – 8.6%	0.9 – 14.7%
Final conditional prepayment rate	10%	10%
Loss severity	98%	98%

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

As of March 31, 2012, for the base case scenario, the conditional default rate (the “plateau conditional default rate”) was held constant for one month. Once the plateau period has ended, the conditional default rate is assumed to gradually trend down in uniform increments to its final long-term steady state conditional default rate. In the base case scenario, the time over which the conditional default rate trends down to its final conditional default rate is 30 months. Therefore, the total

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

4. Financial Guaranty Insurance Contracts (Continued)

stress period for second lien transactions is 36 months, comprising five months of delinquent data, a one month plateau period and 30 months of decrease to the steady state conditional default rate. This is the same as December 31, 2011. The long-term steady state conditional default rates are calculated as the constant conditional default rates that would have yielded the amount of losses originally expected at underwriting. When a second lien loan defaults, there is generally a very low recovery. Based on current expectations of future performance, the Company assumes that it will only recover 2% of the collateral, the same as December 31, 2011.

The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected (which is a function of the conditional default rate and the loan balance over time) as well as the amount of excess spread (which is the excess of the interest paid by the borrowers on the underlying loan over the amount of interest and expenses owed on the insured obligations). In the base case, the current conditional prepayment rate is assumed to continue until the end of the plateau before gradually increasing to the final conditional prepayment rate over the same period the conditional default rate decreases. For transactions where the initial conditional prepayment rate is higher than the final conditional prepayment rate, the initial conditional prepayment rate is held constant. The final conditional prepayment rate is assumed to be 10% for both HELOC and closed end second lien transactions. This level is much higher than current rates for most transactions, but lower than the historical average, which reflects the Company’s continued uncertainty about the projected performance of the borrowers in these transactions. This pattern is consistent with how the Company modeled the conditional prepayment rate at December 31, 2011. To the extent that prepayments differ from projected levels it could materially change the Company’s projected excess spread and losses.

The Company uses a number of other variables in its second lien loss projections, including the spread between relevant interest rate indices, and HELOC draw rates (the amount of new advances provided on existing HELOCs expressed as a percentage of current outstanding advances). For HELOC transactions, the draw rate is assumed to decline from the current level to a final draw rate over a period of three months. The final draw rates were assumed to range from 0.0% to 1.5% in all but one instance where the final draw rate was 3.9%.

In estimating expected losses, the Company modeled and probability weighted three possible conditional default rate curves applicable to the period preceding the return to the long-term steady state conditional default rate, the same three scenarios and weightings as December 31, 2011. Given that draw rates have been reduced to levels below the historical average and that loss severities in these products have been higher than anticipated at inception, the Company believes that the level of the elevated conditional default rate and the length of time it will persist is the primary driver behind the likely amount of losses the collateral will suffer (before considering the effects of repurchases of ineligible loans). The Company continues to evaluate the assumptions affecting its modeling results.

At March 31, 2012, the Company’s base case assumed a one month conditional default rate plateau and a 30 month ramp-down (for a total stress period of 36 months), the same as December 31, 2011. Increasing the conditional default rate plateau to four months and keeping the ramp-down at 30-months (for a total stress period of 39 months) would increase the expected loss by approximately $49.9 million for HELOC transactions and $4.8 million for closed end second lien transactions. On the other hand, keeping the conditional default rate plateau at one month but decreasing the length of the conditional default rate ramp-down to a 24 month assumption (for a total stress period of 30 months) would decrease the expected loss by approximately $46.7 million for HELOC transactions and $2.6 million for closed-end second lien transactions.

U.S. First Lien RMBS Loss Projections: Alt-A First Lien, Option ARM, Subprime and Prime

First lien RMBS are generally categorized in accordance with the characteristics of the first lien mortgage loans on one-to-four family homes supporting the transactions. The collateral supporting “subprime RMBS” transactions consists of first-lien residential mortgage loans made to subprime borrowers. A “subprime borrower” is one considered to be a higher risk credit based on credit scores or other risk characteristics. Another type of RMBS transaction is generally referred to as “Alt-A first lien.” The collateral supporting such transactions consists of first-lien residential mortgage loans made to “prime” quality borrowers who lack certain ancillary characteristics that would make them prime. When more than 66% of the loans originally included in the pool are mortgage loans with an option to make a minimum payment that has the potential to amortize the loan negatively (i.e., increase the amount of principal owed), the transaction is referred to as an “Option ARM.” Finally, transactions may be composed primarily of loans made to prime borrowers. First lien RMBS sometimes include a portion of loan collateral that differs in priority from the majority of the collateral.

The performance of the Company’s first lien RMBS exposures began to deteriorate in 2007 and such transactions, particularly those originated in the period from 2005 through 2007 continue to perform below the Company’s original

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

4. Financial Guaranty Insurance Contracts (Continued)

underwriting expectations. The Company currently projects first lien collateral losses many times those expected at the time of underwriting. While insured securities benefited from structural protections within the transactions designed to absorb some of the collateral losses, in many first lien RMBS transactions, projected losses exceed those structural protections.

The majority of projected losses in first lien RMBS transactions are expected to come from non-performing mortgage loans (those that are delinquent or in foreclosure or where the loan has been foreclosed and the RMBS issuer owns the underlying real estate). An increase in non-performing loans beyond that projected in the previous period is one of the primary drivers of loss development in this portfolio. In order to determine the number of defaults resulting from these delinquent and foreclosed loans, the Company applies a liquidation rate assumption to loans in each of various delinquency categories. The Company arrived at its liquidation rates based on data in Loan Performance and assumptions about how delays in the foreclosure process may ultimately affect the rate at which loans are liquidated. The Loan Performance securities databases, provided by CoreLogic, Inc., are said to be the industry’s largest and most comprehensive and include loan-level data on more than $2.2 trillion in mortgage-backed and asset-backed securities (more than 90% of the market) as well as analytical tools designed to help evaluate that data. The liquidation rate is a standard industry measure that is used to estimate the number of loans in a given aging category that will default within a specified time period. The Company projects these liquidations to occur over two years.The Company used the same liquidation rates for March 31, 2012 as it did for December 31, 2011. The following table shows liquidation assumptions for various delinquency categories.

First Lien Liquidation Rates

	As of March 31, 2012	As of December 31, 2011
30 – 59 Days Delinquent
Alt A and Prime	35%	35%
Option ARM	50	50
Subprime	30	30
60 – 89 Days Delinquent
Alt A and Prime	55	55
Option ARM	65	65
Subprime	45	45
90+ Days Delinquent
Alt A and Prime	65	65
Option ARM	75	75
Subprime	60	60
Bankruptcy
Alt A and Prime	55	55
Option ARM	70	70
Subprime	50	50
Foreclosure
Alt A and Prime	85	85
Option ARM	85	85
Subprime	80	80
Real Estate Owned (REO)
All	100	100

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

In the base case, each transaction’s conditional default rate is projected to improve over 12 months to an intermediate conditional default rate (calculated as 20% of its conditional default rate plateau); that intermediate conditional default rate is held constant for 36 months and then trails off in steps to a final conditional default rate of 5% of the conditional default rate plateau. Under the Company’s methodology, defaults projected to occur in the first 24 months represent defaults that can be attributed to loans that are currently delinquent or in foreclosure, while the defaults projected to

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

4. Financial Guaranty Insurance Contracts (Continued)

occur using the projected conditional default rate trend after the first 24 month period represent defaults attributable to borrowers that are currently performing.

Another important driver of loss projections is loss severity, which is the amount of loss the transaction incurs on a loan after the application of net proceeds from the disposal of the underlying property. Loss severities experienced in first lien transactions have reached historic high levels, and the Company is assuming that these high levels generally will continue for another year (in the case of subprime loans, the Company assumes the unprecedented 90% loss severity rate will continue for six months then drop to 80% for six months before following the ramp described below). The Company determines its initial loss severity based on actual recent experience. (The Company’s loss severity assumptions for March 31, 2012 were the same as it used for December 31, 2011.) The Company then assumes that loss severities begin returning to levels consistent with underwriting assumptions beginning in March 2013, and in the base case scenario, decline over two years to 40%.

The following table shows the key assumptions used in the calculation of expected loss to be paid for direct vintage 2004 - 2008 first lien U.S. RMBS.

Key Assumptions in Base Case Expected Loss Estimates

First Lien RMBS

	As of March 31, 2012	As of December 31, 2011
Alt-A First Lien
Plateau conditional default rate	2.7% – 33.9%	2.8% – 41.3%
Intermediate conditional default rate	0.5% – 6.8%	0.6% – 8.3%
Final conditional default rate	0.1% – 1.7%	0.1% – 2.1%
Initial loss severity	65%	65%
Initial conditional prepayment rate	0.0% – 34.1%	0.0% – 24.4%
Final conditional prepayment rate	15%	15%
Option ARM
Plateau conditional default rate	9.7% – 32.2%	11.7% –31.5%
Intermediate conditional default rate	1.9% – 6.4%	2.3% – 6.3%
Final conditional default rate	0.5% – 1.6%	0.6% – 1.6%
Initial loss severity	65%	65%
Initial conditional prepayment rate	0.1% – 5.3%	0.3% – 10.8%
Final conditional prepayment rate	15%	15%
Subprime
Plateau conditional default rate	8.3% – 30.0%	8.6% – 29.9%
Intermediate conditional default rate	1.7% – 6.0%	1.7% – 6.0%
Final conditional default rate	0.4% – 1.5%	0.4% – 1.5%
Initial loss severity	90%	90%
Initial conditional prepayment rate	0.0% – 8.8%	0.0% – 16.3%
Final conditional prepayment rate	15%	15%

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

4. Financial Guaranty Insurance Contracts (Continued)

In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the conditional default rate returned to its modeled equilibrium, which was defined as 5% of the current conditional default rate. The Company also stressed conditional prepayment rates and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios (including its base case) at March 31, 2012, the same as December 31, 2011. In a somewhat more stressful environment than that of the base case, where the conditional default rate plateau was extended three months (to be 27 months long) before the same more gradual conditional default rate recovery and loss severities were assumed to recover over four rather than two years (and subprime loss severities were assumed to recover only to 60%), expected loss to be paid would increase from current projections by approximately $26.7 million for Alt-A first liens, $31.0 million for Option ARM, $120.0 million for subprime and $0.7 million for prime transactions. In an even more stressful scenario where other loss severities were assumed to recover over eight years (and subprime severities were assumed to recover only to 60% and other assumptions were the same as the other stress scenario), expected loss to be paid would increase from current projections by approximately $67.8 million for Alt-A first liens, $65.9 million for Option ARM, $167.1 million for subprime and $2.3 million for prime transactions. The Company also considered two scenarios where the recovery was faster than in its base case. In a scenario with a somewhat less stressful environment than the base case, where conditional default rate recovery was somewhat less gradual and the initial subprime loss severity rate was assumed to be 80% for 12 months and was assumed to recover to 40% over two years (the same scenario used for the base case at December 31, 2010), expected loss to be paid would decrease from current projections by approximately $5.2 million for Alt-A first lien, $30.1 million for Option ARM, $22.1 million for subprime and $0.2 million for prime transactions. In an even less stressful scenario where the conditional default rate plateau was three months shorter (21 months, effectively assuming that liquidation rates would improve) and the conditional default rate recovery was more pronounced, expected loss to be paid would decrease from current projections by approximately $24.4 million for Alt-A first lien, $67.7 million for Option ARM, $46.3 million for subprime and $0.6 million for prime transactions.

Breaches of Representations and Warranties

The Company is pursuing reimbursements for breaches of R&W regarding loan characteristics. Performance of the collateral underlying certain first and second lien securitizations has substantially differed from the Company’s original expectations. The Company has employed several loan file diligence firms and law firms as well as devoted internal resources to review the mortgage files surrounding many of the defaulted loans. The Company’s success in these efforts has resulted in three negotiated agreements in respect of the Company’s R&W claims, including one on April 14, 2011 with Bank of America and one on May 8, 2012 with Deutsche Bank AG as described under “Deutsche Bank Agreement” in Note 2, Business Changes, Uncertainties and Accounting Developments.

For the RMBS transactions as to which the Company had not settled its claims for breaches of R&W as of March 31, 2012, the Company had performed a detailed review of approximately 16,500 second lien and 20,300 first lien non-performing loan files, representing approximately $1.1 billion in second lien and $5.9 billion in first lien outstanding par of non-performing loans underlying insured transactions. The Company identified approximately 15,300 second lien transaction loan files and approximately 18,100 first lien transaction loan files that breached one or more R&W regarding the characteristics of the loans, such as misrepresentation of income or employment of the borrower, occupancy, undisclosed debt and non-compliance with underwriting guidelines at loan origination. The Company continues to review new files as new loans become non-performing and as new loan files are made available to it. The Company generally obtains the loan files from the originators or servicers (including master servicers). In some cases, the Company requests loan files via the trustee, which then requests the loan files from the originators and/or servicers. On second lien loans, the Company requests loan files for all charged-off loans. On first lien loans, the Company requests loan files for all severely (60+ days) delinquent loans and all liquidated loans. Recently, the Company started requesting loan files for all the loans (both performing and non-performing) in certain deals to limit the number of requests for additional loan files as the transactions season and loans charge-off, become 60+ days delinquent or are liquidated. (The Company takes no repurchase credit for R&W breaches on loans that are expected to continue to perform.) As of March 31, 2012, excluding settled transactions, the Company had reached agreement with R&W providers for the repurchase of $41.8 million of second lien and $74.8 million of first lien mortgage loans. The $41.8 million for second lien loans represents the calculated repurchase price for 514 loans and the $74.8 million for first lien loans represents the calculated repurchase price for 285 loans. The repurchase proceeds are paid to the RMBS transactions and distributed in accordance with the payment priorities set out in the transaction agreements, so the proceeds are not necessarily allocated to the Company on a dollar-for-dollar basis. Much of the repurchase proceeds already agreed to by R&W providers other than Bank of America have already been paid to the RMBS transactions.

The Company has included in its net expected loss estimates as of March 31, 2012 an estimated benefit from loan repurchases related to breaches of R&W of $1.4 billion, which includes amounts from Bank of America. Where the

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

4. Financial Guaranty Insurance Contracts (Continued)

Company has an agreement with an R&W provider (e.g., the Bank of America Agreement) or, where potential recoveries may be higher due to settlements, that benefit is based on the agreement or probability of a potential agreement. For other transactions, the amount of benefit recorded as a reduction of expected losses was calculated by extrapolating each transaction’s breach rate on defaulted loans to projected defaults and applying a percentage of the recoveries the Company believes it will receive. Proceeds projected to be reimbursed to the Company on transactions where the Company has already paid claims are viewed as a recovery on paid losses. For transactions where the Company has not already paid claims, projected recoveries reduce projected loss estimates. In either case, projected recoveries have no effect on the amount of the Company’s exposure. These amounts reflect payments made pursuant to the negotiated transaction agreements and not payments made pursuant to legal settlements. See “—Recovery Litigation” below for a description of the related legal proceedings the Company has commenced.

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

The calculation of expected recovery from breaches of R&W involved a variety of scenarios which ranged from the Company recovering substantially all of the losses it incurred due to violations of R&W to the Company realizing limited recoveries. The Company did not include any recoveries related to breaches of R&W in amounts greater than the losses it paid or expected to pay under any given cash flow scenario. These scenarios were probability weighted in order to determine the recovery incorporated into the Company’s estimate of expected losses. This approach was used for both loans that had already defaulted and those assumed to default in the future. As noted above, in circumstances where potential recoveries may be higher due to settlements, the recovery assumption is based on the probability of the potential agreement.

Balance Sheet Classification of R&W Benefit, Net of Reinsurance

	As of March 31, 2012			As of December 31, 2011
	For all Financial Guaranty Insurance Contracts	Effect of Consolidating FG VIEs	Reported on Balance Sheet	For all Financial Guaranty Insurance Contracts	Effect of Consolidating FG VIEs	Reported on Balance Sheet
	(dollars in millions)
Salvage and subrogation recoverable	$389.1	$(216.4)	$172.7	$401.8	$(197.3)	$204.5
Loss and LAE reserve	818.5	(74.5)	744.0	857.5	(74.6)	782.9
Unearned premium reserve	190.0	(56.2)	133.8	175.5	(49.9)	125.6
Total	$1,397.6	$(347.1)	$1,050.5	$1,434.8	$(321.8)	$1,113.0

The following table represents the Company’s total estimated R&W recoveries netted in expected loss to be paid, from defective mortgage loans included in certain first and second lien U.S. RMBS loan securitizations that it insures.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

4. Financial Guaranty Insurance Contracts (Continued)

Roll Forward of Estimated Benefit from Recoveries from Representation and Warranty Breaches,

Net of Reinsurance

	Future Net R&W Benefit as of December 31, 2011	R&W Development and Accretion of Discount During 2012	R&W Recovered During 2012(1)	Future Net R&W Benefit as of March 31, 2012(2)
	(in millions)
Prime first lien	$3.0	$0.6	$—	$3.6
Alt-A first lien	202.7	9.4	(1.0)	211.1
Option ARM	713.9	27.5	(17.6)	723.8
Subprime	101.5	(5.1)	—	96.4
Closed end second lien	223.8	(2.2)	—	221.6
HELOC	189.9	2.2	(51.0)	141.1
Total	$1,434.8	$32.4	$(69.6)	$1,397.6

	Future Net R&W Benefit as of December 31, 2010	R&W Development and Accretion of Discount During 2011	R&W Recovered During 2011(1)	Future Net R&W Benefit as of March 31, 2011(2)
	(in millions)
Prime first lien	$1.1	$1.2	$—	$2.3
Alt-A first lien	81.0	39.7	—	120.7
Option ARM	309.3	335.3	(25.6)	619.0
Subprime	26.8	54.3	—	81.1
Closed end second lien	178.2	95.0	—	273.2
HELOC	1,004.1	154.5	(33.9)	1,124.7
Total	$1,600.5	$680.0	$(59.5)	$2,221.0

(1)           Gross amounts recovered were $77.2 million and $64.2 million in First Quarter 2012 and 2011, respectively.

(2)           Includes R&W benefit of $482.1 million as of March 31, 2012 and $1,324.3 million as of March 31, 2011 attributable to transactions covered by the Bank of America Agreement.

Financial Guaranty Insurance U.S. RMBS Risks with R&W Benefit

	Number of Risks (1) as of		Debt Service as of
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
	(dollars in millions)
Prime first lien	1	1	$40.5	$41.9
Alt-A first lien	21	22	1,670.0	1,732.6
Option ARM	11	12	1,337.6	1,459.7
Subprime	5	5	825.7	905.8
Closed-end second lien	4	4	262.8	361.4
HELOC (2)	7	15	731.2	2,978.5
Total	49	59	$4,867.8	$7,479.9

(1)                                  A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making debt service payments.

(2)                                  The decline in number of HELOC risks and debt service relates to the final payment from Bank of America for covered HELOC transactions.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

4. Financial Guaranty Insurance Contracts (Continued)

The following table provides a breakdown of the development and accretion amount in the roll forward of estimated recoveries associated with alleged breaches of R&W.

	First Quarter
	2012	2011
	(in millions)
Inclusion of new deals with breaches of R&W during period	$—	$107.1
Change in recovery assumptions as the result of additional file review and recovery success	79.7	198.4
Estimated increase (decrease) in defaults that will result in additional (lower) breaches	(51.3)	39.8
Results of settlements	—	334.1
Accretion of discount on balance	4.0	0.6
Total	$32.4	$680.0

The R&W development during First Quarter 2012 resulted in large part from the change in recovery assumption related to a select group of transactions where the Company believes there is an increased probability of a settlement.  The remainder of the development relates to changes in collateral losses.

The Company assumes that recoveries on transactions backed by HELOC and closed-end second lien loans that were not subject to the Bank of America Agreement or projected settlements will occur in two to four years from the balance sheet date depending on the scenarios and that recoveries on transactions backed by Alt-A first lien, Option ARM and Subprime loans will occur as claims are paid over the life of the transactions. Recoveries on second lien transactions subject to the Bank of America Agreement were paid in full by March 31, 2012.

As of March 31, 2012, cumulative collateral losses on the 20 first lien RMBS transactions executed as financial guaranties and subject to a comprehensive agreement with Bank of America Corporation and its subsidiaries, including Countrywide Financial Corporation and its subsidiaries (collectively, “Bank of America”) (the “Bank of America Agreement”) were approximately $2.1 billion. The Company estimates that cumulative projected collateral losses for these first lien transactions will be $4.8 billion, which will result in estimated gross expected losses to the Company of $626.5 million before considering R&W recoveries from Bank of America, and $125.3 million after considering such R&W recoveries, all on a discounted basis.  The Bank of America Agreement covers cumulative collateral losses up to $6.6 billion for these transactions plus one CDS transaction. As of March 31, 2012, and before cessions to reinsurers, AGC and AGM had collected $76.3 million, sent invoices for an additional $13.9 million in claims paid in March 2012 and expected to collect an additional $487.2 million, on a discounted basis, for covered first lien transactions under the Bank of America Agreement. Bank of America had placed approximately $1.0 billion of eligible assets in trust in order to collateralize the reimbursement obligation relating to these and one covered first lien CDS transaction. The amount of assets required to be posted may increase or decrease from time to time as determined by rating agency requirements.

Student Loan Transactions

The Company has insured or reinsured $2.8 billion net par of student loan securitizations, $1.3 billion issued by private issuers and classified as asset-backed and $1.5 billion issued by public authorities and classified as public finance. Of these amounts, $170.7 million and $609.6 million, respectively, are rated BIG. The Company is projecting approximately $65.4 million of net expected loss to be paid in these portfolios. In general, the losses are due to: (i) the poor credit performance of private student loan collateral; (ii) high interest rates on auction rate securities with respect to which the auctions have failed or (iii) high interest rates on variable rate demand obligations (“VRDO”) that have been put to the liquidity provider by the holder and are therefore bearing high “bank bond” interest rates. The largest of these losses was approximately $24.7 million and related to a transaction backed by a pool of private student loans ceded to AG Re by another monoline insurer. The guaranteed bonds were issued as auction rate securities that now bear a high rate of interest due to the downgrade of the primary insurer’s financial strength rating. Further, the underlying loan collateral has performed below expectations. The decrease of approximately $9.2 million in net expected loss during First Quarter 2012 is primarily due to the increase in risk free rates used for discounting as well as some favorable experience with respect to prospective commutations potentially achieved by the primary insurer on some transactions.

Trust Preferred Securities Collateralized Debt Obligations

The Company has insured or reinsured $1.8 billion of net par of collateralized debt obligations (“CDOs”) backed by TruPS and similar debt instruments, or “TruPS CDOs.” Of that amount, $796.7 million is rated BIG. The underlying collateral in the TruPS CDOs consists of subordinated debt instruments such as TruPS issued by bank holding companies and

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

4. Financial Guaranty Insurance Contracts (Continued)

similar instruments issued by insurance companies, real estate investment trusts (“REITs”) and other real estate related issuers.

The Company projects losses for TruPS CDOs by projecting the performance of the asset pools across several scenarios (which it weights) and applying the CDO structures to the resulting cash flows. At March 31, 2012, the Company has projected expected losses to be paid for TruPS CDOs that are accounted for as financial guaranty insurance of $8.5 million. The decrease of approximately $4.7 million in net expected loss during First Quarter 2012 was driven primarily by the increase in the risk free rate used to discount loss projections (which was partially offset by refinements and updates of the model used to project losses).

“XXX” Life Insurance Transactions

The Company’s $2.3 billion net par of XXX life insurance transactions includes, as of March 31, 2012, $882.5 million rated BIG. The BIG “XXX” life insurance reserve securitizations are based on discrete blocks of individual life insurance business. In each such transaction the monies raised by the sale of the bonds insured by the Company were used to capitalize a special purpose vehicle that provides reinsurance to a life insurer or reinsurer. The monies are invested at inception in accounts managed by third-party investment managers.

The BIG “XXX” life insurance transactions consist of two transactions: Ballantyne Re p.l.c and Orkney Re II p.l.c. These transactions had material amounts of their assets invested in U.S. RMBS transactions. Based on its analysis of the information currently available, including estimates of future investment performance provided by the investment manager, and projected credit impairments on the invested assets and performance of the blocks of life insurance business at March 31, 2012, the Company’s projected net expected loss to be paid is $122.7 million. The decrease of $6.8 million during First Quarter 2012 is due primarily to the increase in the risk free rate used to discount loss projections (offset in part by loss development related to updated mortality experience).

Other Notable Loss or Claim Transactions

The Company projects losses on, or is monitoring particularly closely, a number of other individual transactions, the most significant of which are described in the following paragraphs.

As of March 31, 2012 the Company had exposure to sovereign debt of Greece through financial guarantees of €200.0 million of debt (€165.1 million on a net basis) due in 2037 with a 4.5% fixed coupon and €114.1 million of inflation-linked debt (€52.6 million on a net basis) due in 2057 with a 2.085% coupon. On February 24, 2012, Greece announced the terms of exchange offers and consent solicitations that requested the voluntary participation by holders of certain Greek bonds, including the insured 2037 and 2057 bonds, in an exchange that would result in the cancellation of such bonds in exchange for a package of replacement securities with lower principal amounts, and requested the consent of holders to amendments of the bonds that could be used to impose the same terms on holders that do not voluntarily participate in the exchange. In March 2012, the exchange was imposed through collective action clauses on the Company’s exposure to the 2037 bonds. In April 2012, the Company consented to the exchange with respect to its exposure on the 2057 bonds. The exchanges have caused the Company to recognize inception to date economic loss development of $334.1 million gross of reinsurance and $231.9 million, net of reinsurance and net of salvage received in the form of such exchanged securities, as of March 31, 2012. This represents an increase from the equivalent amounts of $64.7 million gross of reinsurance and $42.6 million net of reinsurance as of December 31, 2011.

The Company has net exposure to Jefferson County, Alabama of $710.4 million. On November 9, 2011, Jefferson County filed for bankruptcy under Chapter 9 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Alabama (Southern Division).

•                  Most of the Company’s net exposure relates to $478.5 million of warrants issued by Jefferson County in respect of its sewer system, of which $205.4 million is direct and $273.1 million is assumed. Jefferson County’s sewer revenue warrants are secured by a pledge of the net revenues of the sewer system, and the bankruptcy court has affirmed that the net revenues constitute “special revenue” under Chapter 9. Therefore, the net revenues of the sewer system are not subject to an automatic stay during the pendency of the County’s bankruptcy case. However, whether sufficient net revenues will be made available for the payment of regularly scheduled debt service will be a function of the bankruptcy court’s determination of “necessary operating expenses” under the bankruptcy code and the valuation of the sewer revenue stream which the bankruptcy court ultimately approves. The Company has projected loss to be paid of $50.4 million as of March 31, 2012 and $26.7 million as of December 31, 2011 on the sewer revenue warrants, which is an estimate based on a number of

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

4. Financial Guaranty Insurance Contracts (Continued)

probability-weighted scenarios. The economic development of $23.7 million during First Quarter 2012 was due primarily to market factors, namely the increase in the discount rate and the increase in the forward London Interbank Offered Rate (“LIBOR”) curve.

•                  The Company’s remaining net exposure of $231.8 million relates to bonds issued by Jefferson County that are secured by, or payable from, certain revenues, taxes or lease payments that may have the benefit of a statutory lien or a lien on “special revenues” or other collateral. Of this, $168.1 million is direct and $63.7 million is assumed. The Company projects less than $1 million of expected loss to be paid as of March, 31 2012 and December 31, 2011 on these bonds.

The Company expects that bondholder rights will be enforced. However, due to the early stage of the bankruptcy proceeding, and the circumstances surrounding Jefferson County’s debt, the nature of the action is uncertain. The Company will continue to analyze developments in the matter closely.

As of March 31, 2012 the Company had purchased all of the Company’s net outstanding insured bonds backed by telephone directory “yellow pages” (both print and digital) in various jurisdictions with a net par of $110 million and guaranteed by Ambac Assurance Corporation (“Ambac”).

The Company insures a total of $326.9 million net par of securities backed by manufactured housing loans, a total of $221.3 million rated BIG. The Company has expected loss to be paid of $16.6 million as of March 31, 2012 compared to $18.4 million as of December 31, 2011 on two direct transactions from 2000-2001 with an aggregate net par of $140.9 million and one assumed transaction from 2001 with an aggregate net par of $4.9 million.

The Company has $168.8 million of net par exposure to The City of Harrisburg, Pennsylvania, of which $94.8 million is BIG. The Company has paid $8.0 million in net claims to date, and expects a full recovery.

Recovery Litigation

RMBS Transactions

As of March 31, 2012, AGM and AGC have filed lawsuits with regard to the following U.S. RMBS transactions insured by them, alleging breaches of R&W both in respect of the underlying loans in the transactions and the accuracy of the information provided to AGM and AGC, and failure to cure or repurchase defective loans identified by AGM and AGC to such persons:

•                              ACE Securities Corp. Home Equity Loan Trust, Series 2006-GP1 (a second lien transaction in which AGM has sued Deutsche Bank AG affiliates DB Structured Products, Inc. and ACE Securities Corp.);

•                              ACE Securities Corp. Home Equity Loan Trust, Series 2007-SL2 and the ACE Securities Corp. Home Equity Loan Trust, Series 2007-SL3 (both second lien transactions in which AGC has sued Deutsche Bank AG affiliates DB Structured Products, Inc. and ACE Securities Corp.);

•                              Flagstar Home Equity Loan Trust, Series 2005-1 and Series 2006-2 (both second lien transactions in which AGM has sued Flagstar Bank, FSB, Flagstar Capital Markets Corporation and Flagstar ABS, LLC);

•                              SACO I Trust 2005-GP1 (a second lien transaction in which AGC has sued JPMorgan Chase & Co.’s affiliate EMC Mortgage LLC (formerly known as EMC Mortgage Corporation), J.P. Morgan Securities Inc. (formerly known as Bear, Stearns & Co. Inc.) and JPMorgan Chase Bank, N.A.); and

•                              Bear Stearns Asset Backed Securities I Trust 2005-AC5 and Bear Stearns Asset Backed Securities I Trust 2005-AC6 (both first lien transactions in which AGC has sued EMC Mortgage LLC).

In these lawsuits, AGM and AGC seek damages, including indemnity or reimbursement for losses.

In September 2010, AGM also filed a lawsuit in the Superior court of the State of California, County of Los Angeles, against UBS Securities LLC and Deutsche Bank Securities, Inc., as underwriters, as well as several named and

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

4. Financial Guaranty Insurance Contracts (Continued)

unnamed control persons of IndyMac Bank, FSB and related IndyMac entities, with regard to two U.S. RMBS transactions that AGM had insured, seeking damages for alleged violations of state securities laws and breach of contract, among other claims:

•                              IndyMac Home Equity Loan Trust 2007-H1 (a second lien transaction in which AGM has sued Deutsche Bank Securities, Inc.); and

•                              IndyMac IMSC Mortgage Loan Trust 2007-HOA-1 (a first lien transaction in which AGM has sued UBS Securities LLC).

In October 2011, AGM and AGC brought an action in the Supreme Court of the State of New York against DLJ Mortgage Capital, Inc. (“DLJ”) and Credit Suisse Securities (USA) LLC (“Credit Suisse”) with regard to six first lien U.S. RMBS transactions insured by them:

•                              CSAB Mortgage-Backed Pass Through Certificates, Series 2006-2 (AGM insured);

•                              CSAB Mortgage-Backed Pass Through Certificates, Series 2006-3 (AGM insured);

•                              CSAB Mortgage-Backed Pass Through Certificates, Series 2006-4 (AGM insured);

•                              CMSC Mortgage-Backed Pass Through Certificates, Series 2007-3 (AGM insured);

•                              CSAB Mortgage-Backed Pass Through Certificates, Series 2007-1 (AGC insured); and

•                              TBW Mortgage-Backed Pass Through Certificates, Series 2007-2 (AGC insured).

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

In February 2012, AGM filed a complaint in the Supreme Court of the State of New York against UBS Real Estate Securities Inc. with respect to three first lien U.S. RMBS transactions it had insured:

•                              MASTR Adjustable Rate Mortgages Trust 2006-OA2;

•                              MASTR Adjustable Rate Mortgages Trust 2007-1; and

•                              MASTR Adjustable Rate Mortgages Trust 2007-3.

The complaint alleges breaches of R&W by UBS Real Estate in respect of the underlying loans in the transactions, breaches of UBS Real Estate’s repurchase obligations with respect to the defective loans identified by AGM, and breaches of contract by UBS Real Estate in procuring falsely inflated shadow ratings (a condition to the issuance by AGM of its policies) by providing false and misleading information to the rating agencies concerning the underlying loans in the transactions.

In connection with the Deutsche Bank Agreement, Assured Guaranty will dismiss lawsuits it has filed against Deutsche Bank involving the following RMBS transactions:

•                              ACE Securities Corp. Home Equity Loan Trust, Series 2007-SL2;

•          ACE Securities Corp. Home Equity Loan Trust, Series 2007-SL3; and

•                              IndyMac Home Equity Loan Trust 2007-H1.

The Deutsche Bank Agreement does not resolve the litigation filed by AGM against Deutsche Bank regarding the ACE Securities Corp. Home Equity Loan Trust, Series 2006-GP1 securitization transaction, which involves second lien mortgage loans originated by a third party.

“XXX” Life Insurance Transactions

In December 2008, Assured Guaranty (UK) Ltd. (“AGUK”) filed an action against J.P. Morgan Investment Management Inc. (“JPMIM”), the investment manager in the Orkney Re II transaction, in the Supreme Court of the State of New York alleging that JPMIM engaged in breaches of fiduciary duty, gross negligence and breaches of contract based upon its handling of the investments of Orkney Re II. After AGUK’s claims were dismissed with prejudice in January 2010, AGUK was successful in its subsequent motions and appeals and, as of December 2011, all of AGUK’s claims for breaches of fiduciary duty, gross negligence and contract were reinstated in full. Separately, at the trial court level, discovery is ongoing.

Public Finance Transactions

In June 2010, AGM sued JPMorgan Chase Bank, N.A. and JPMorgan Securities, Inc. (together, “JPMorgan”), the underwriter of debt issued by Jefferson County, in the Supreme Court of the State of New York alleging that JPMorgan induced AGM to issue its insurance policies in respect of such debt through material and fraudulent misrepresentations and omissions, including concealing that it had secured its position as underwriter and swap provider through bribes to Jefferson County commissioners and others. In December 2010, the court denied JPMorgan’s motion to dismiss. AGM has filed a motion with the Jefferson County bankruptcy court to confirm that continued prosecution of the lawsuit against JPMorgan will not violate the automatic stay applicable to Jefferson County notwithstanding JPMorgan’s interpleading of Jefferson County into the lawsuit. AGM is continuing its risk remediation efforts for this exposure.

In September 2010, AGM, together with TD Bank, National Association and Manufacturers and Traders Trust Company, as trustees, filed a complaint in the Court of Common Pleas of Dauphin County, Pennsylvania against The Harrisburg Authority, The City of Harrisburg, Pennsylvania, and the Treasurer of the City in connection with certain Resource Recovery Facility bonds and notes issued by The Harrisburg Authority, alleging, among other claims, breach of

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

4. Financial Guaranty Insurance Contracts (Continued)

contract by both The Harrisburg Authority and The City of Harrisburg, and seeking remedies including an order of mandamus compelling the City to satisfy its obligations on the defaulted bonds and notes and the appointment of a receiver for The Harrisburg Authority. Acting on its own, the City Council of Harrisburg filed a purported bankruptcy petition for the City in October 2011, which petition and a subsequent appeal were dismissed by the bankruptcy judge in November 2011. The City Council has appealed the dismissal of the appeal. As a result of the dismissal, however, the actions brought by AGM and the trustees against The City of Harrisburg and The Harrisburg Authority are no longer stayed. A receiver for The City of Harrisburg (the “City Receiver”) was appointed by the Commonwealth Court of Pennsylvania in December 2011. The City Receiver filed a motion to intervene in the mandamus action and action for the appointment of a receiver for the resource recovery facility. In March 2012, the Court of Common Pleas of Dauphin County, Pennsylvania issued an order granting the motion for the appointment of a receiver for the resource recovery facility, which order has been appealed by The Harrisburg Authority.

Net Loss Summary

The following table provides information on loss and LAE reserves net of reinsurance and salvage and subrogation recoverable on the consolidated balance sheets.

Loss and LAE Reserve (Recovery)

Net of Reinsurance and Salvage and Subrogation Recoverable

	As of March 31, 2012			As of December 31, 2011
	Loss and LAE Reserve	Salvage and Subrogation Recoverable	Net	Loss and LAE Reserve	Salvage and Subrogation Recoverable	Net
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$1.6	$—	$1.6	$1.2	$—	$1.2
Alt-A first lien	59.9	57.1	2.8	69.8	55.4	14.4
Option ARM	139.0	147.6	(8.6)	141.7	140.3	1.4
Subprime	59.7	0.2	59.5	51.4	0.3	51.1
Total first lien	260.2	204.9	55.3	264.1	196.0	68.1
Second lien:
Closed-end second lien	9.3	139.8	(130.5)	11.2	136.2	(125.0)
HELOC	54.8	186.5	(131.7)	61.1	177.2	(116.1)
Total second lien	64.1	326.3	(262.2)	72.3	313.4	(241.1)
Total U.S. RMBS	324.3	531.2	(206.9)	336.4	509.4	(173.0)
Other structured finance	176.2	9.8	166.4	233.0	5.9	227.1
Public finance (1)	362.3	75.6	286.7	100.0	69.9	30.1
Total financial guaranty	862.8	616.6	246.2	669.4	585.2	84.2
Other	1.9	—	1.9	1.9	—	1.9
Subtotal	864.7	616.6	248.1	671.3	585.2	86.1
Effect of consolidating FG VIEs	(63.1)	(292.2)	229.1	(61.6)	(258.1)	196.5
Total (2)	$801.6	$324.4	$477.2	$609.7	$327.1	$282.6

(1)                                  Includes $275.5 million of net loss reserves as of March 31, 2012 and $32.6 million of net loss reserves as of December 31, 2011 related to sovereign debt of Greece.

(2)                                  See “Components of Net Reserves (Salvage)” table for loss and LAE reserve and salvage and subrogation recoverable components.

The following table reconciles the loss and LAE reserve and salvage and subrogation components on the consolidated balance sheet to the financial guaranty net reserves (salvage) in the financial guaranty BIG transaction loss summary tables above.

Components of Net Reserves (Salvage)

	As of March 31, 2012	As of December 31, 2011
	(in millions)
Loss and LAE reserve	$954.5	$679.0
Reinsurance recoverable on unpaid losses	(152.9)	(69.3)
Subtotal	801.6	609.7
Salvage and subrogation recoverable	(367.3)	(367.7)
Salvage and subrogation payable(1)	42.9	40.6
Subtotal	(324.4)	(327.1)
Total	477.2	282.6
Less: other	1.9	1.9
Financial guaranty net reserves (salvage)	$475.3	$280.7

(1)                                  Recorded as a component of reinsurance balances payable.

The following table presents the loss and LAE recorded in the consolidated statements of operations by sector for financial guaranty insurance contracts. Amounts presented are net of reinsurance and net of the benefit for recoveries from breaches of R&W.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

4. Financial Guaranty Insurance Contracts (Continued)

Loss and LAE Reported

on the Consolidated Statements of Operations

	First Quarter
	2012	2011
	(in millions)
Financial Guaranty:
U.S. RMBS:
First lien:
Prime first lien	$0.4	$(0.1)
Alt-A first lien	(1.3)	8.2
Option ARM	52.5	(29.1)
Subprime	7.8	(9.4)
Total first lien	59.4	(30.4)
Second lien:
Closed end second lien	(0.8)	(9.9)
HELOC	15.1	61.0
Total second lien	14.3	51.1
Total U.S. RMBS	73.7	20.7
Other structured finance	(32.4)	20.3
Public finance(1)	208.7	(15.8)
Total	250.0	25.2
Effect of consolidating FG VIEs	(3.2)	(50.7)
Total loss and LAE	$246.8	$(25.5)

(1) Includes $189.3 million related to sovereign debt of Greece for First Quarter 2012.

The following table provides information on financial guaranty insurance and reinsurance contracts categorized as BIG.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

4. Financial Guaranty Insurance Contracts (Continued)

Financial Guaranty Insurance BIG Transaction Loss Summary

March 31, 2012

	BIG Categories
	BIG 1		BIG 2		BIG 3			Effect of
	Gross	Ceded	Gross	Ceded	Gross	Ceded	Total BIG, Net	Consolidating FG VIEs	Total
	(dollars in millions)
Number of risks(1)	164	(58)	79	(27)	125	(48)	368	—	368
Remaining weighted-average contract period (in years)	10.3	9.1	13.3	25.5	9.3	6.5	10.6	—	10.6
Net outstanding exposure:
Principal	$9,048.8	$(1,345.6)	$4,192.3	$(289.5)	$7,512.5	$(599.2)	$18,519.3	$—	$18,519.3
Interest	4,143.5	(464.5)	3,206.1	(515.4)	2,401.3	(163.8)	8,607.2	—	8,607.2
Total(2)	$13,192.3	$(1,810.1)	$7,398.4	$(804.9)	$9,913.8	$(763.0)	$27,126.5	$—	$27,126.5
Expected cash outflows (inflows)	$1,567.6	$(646.0)	$2,203.4	$(233.3)	$2,691.8	$(123.6)	$5,459.9	$(818.2)	$4,641.7
Potential recoveries(3)	(1,688.0)	669.8	(1,049.2)	50.0	(2,423.4)	94.0	(4,346.8)	905.6	(3,441.2)
Subtotal	(120.4)	23.8	1,154.2	(183.3)	268.4	(29.6)	1,113.1	87.4	1,200.5
Discount	9.9	(4.8)	(279.1)	23.1	(110.5)	0.7	(360.7)	68.1	(292.6)
Present value of expected cash flows	$(110.5)	$19.0	$875.1	$(160.2)	$157.9	$(28.9)	$752.4	$155.5	$907.9
Deferred premium revenue	$112.3	$(13.6)	$311.5	$(32.0)	$899.0	$(107.5)	$1,169.7	$(343.8)	$825.9
Reserves (salvage)(4)	$(136.6)	$24.1	$637.0	$(141.7)	$(145.5)	$8.9	$246.2	$229.1	$475.3

Financial Guaranty Insurance BIG Transaction Loss Summary

December 31, 2011

	BIG Categories
	BIG 1		BIG 2		BIG 3			Effect of
	Gross	Ceded	Gross	Ceded	Gross	Ceded	Total BIG, Net	Consolidating FG VIEs	Total
	(dollars in millions)
Number of risks(1)	171	(68)	71	(26)	126	(48)	368	—	368
Remaining weighted-average contract period (in years)	10.0	9.2	13.7	20.5	9.2	6.4	10.4	—	10.4
Net outstanding exposure:
Principal	$9,675.8	$(1,378.0)	$3,731.6	$(274.0)	$7,830.8	$(627.7)	$18,958.5	$—	$18,958.5
Interest	4,307.9	(485.6)	2,889.4	(404.8)	2,486.4	(170.0)	8,623.3	—	8,623.3
Total(2)	$13,983.7	$(1,863.6)	$6,621.0	$(678.8)	$10,317.2	$(797.7)	$27,581.8	$—	$27,581.8
Expected cash outflows (inflows)	$1,730.6	$(658.8)	$1,833.3	$(120.3)	$2,423.0	$(133.4)	$5,074.4	$(998.4)	$4,076.0
Potential recoveries(3)	(1,798.0)	664.0	(1,079.3)	38.5	(2,040.5)	100.3	(4,115.0)	1,059.8	(3,055.2)
Subtotal	(67.4)	5.2	754.0	(81.8)	382.5	(33.1)	959.4	61.4	1,020.8
Discount	15.7	(4.6)	(240.6)	31.6	(125.1)	1.6	(321.4)	45.3	(276.1)
Present value of expected cash flows	$(51.7)	$0.6	$513.4	$(50.2)	$257.4	$(31.5)	$638.0	$106.7	$744.7
Deferred premium revenue	$260.8	$(69.1)	$280.9	$(12.3)	$991.8	$(126.6)	$1,325.5	$(390.7)	$934.8
Reserves (salvage)(4)	$(96.6)	$6.9	$319.5	$(41.9)	$(110.2)	$6.5	$84.2	$196.5	$280.7

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

4. Financial Guaranty Insurance Contracts (Continued)

(4)	See table “Components of net reserves (salvage).”

Ratings Impact on Financial Guaranty Business

A downgrade of one of the Company’s insurance subsidiaries may result in increased claims under financial guaranties issued by the Company, if the insured obligors were unable to pay.

For example, AGM and AGC have issued financial guaranty insurance policies in respect of the obligations of municipal obligors under interest rate swaps. Under the swaps, AGM or AGC, as the case may be, insures periodic payments owed by the municipal obligors to the bank counterparties. Under certain of the swaps, AGM or AGC also insures termination payments that may be owed by the municipal obligors to the bank counterparties. The bank counterparty benefiting from AGM or AGC’s insurance policy may have the right to terminate the swap if AGM or AGC’s financial strength rating declines below a certain level. The particular level varies on a transaction by transaction basis; a significant amount of swap exposure would be terminable by the bank counterparty if AGM or AGC were downgraded below “A” by S&P or below “A2” by Moody’s. The amount that AGM or AGC may be obligated to pay upon termination could be limited both in the aggregate and on an annual basis by the terms of the swap. In many cases, the bank counterparty is not entitled to terminate the swap if the municipal obligor either replaces AGM or AGC, or posts collateral under the swap. If AGM or AGC has been downgraded below the rating trigger set forth in a swap under which it has insured the termination payment; the municipal obligor has failed to post collateral or replace AGM or AGC, as the case may be, or to otherwise cure the downgrade of AGM or AGC; the bank counterparty has elected to terminate the swap; a termination payment is payable by the municipal obligor; and the municipal obligor has failed to make the termination payment payable by it, in an amount that equals or exceeds the limit set forth in the financial guaranty relating to such swap, then AGM and AGC would be required to pay the termination payments due by the municipal obligor. The claim payment would be subject to recovery from such municipal obligor.

As another example, with respect to VRDOs for which a bank has agreed to provide a liquidity facility, a downgrade of AGM or AGC may provide the bank with the right to give notice to bondholders that the bank will terminate the liquidity facility, causing the bondholders to tender their bonds to the bank. Bonds held by the bank accrue interest at a “bank bond rate” that is higher than the rate otherwise borne by the bond (typically the prime rate plus 2.00% — 3.00%, and capped at the lesser of 25% and the maximum legal limit). In the event the bank holds such bonds for longer than a specified period of time, usually 90-180 days, the bank has the right to demand accelerated repayment of bond principal, usually through payment of equal installments over a period of not less than five years. In the event that a municipal obligor is unable to pay interest accruing at the bank bond rate or to pay principal during the shortened amortization period, a claim could be submitted to AGM or AGC under its financial guaranty policy. As of March 31, 2012, AGM and AGC has insured approximately $1.1 billion of par of VRDOs issued by municipal obligors rated BBB- or lower pursuant to the Company’s internal rating. For a number of such obligations, a downgrade of AGM or AGC below “A+” by S&P or below “A1” by Moody’s triggers the ability of the bank to notify bondholders of the termination of the liquidity facility and to demand accelerated repayment of bond principal over a period of five to ten years. The specific terms relating to the rating levels that trigger the bank’s termination right, and whether it is triggered by a downgrade by one rating agency or a downgrade by all rating agencies then rating the insurer, vary depending on the transaction.

See also Note 13, Long Term Debt and Credit Facilities for a discussion of the impact of a downgrade in the financial strength rating on the Company’s insured leveraged lease transactions and Note 12, Commitments and Contingencies for a discussion of the impact of a downgrade in the financial strength rating on guaranteed investment contracts (“GICs”) that AGM has insured.

5. Fair Value Measurement

The Company carries the majority of its assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., exit price). The price represents the price available in the principal market for the asset or liability. If there is no principal market, then the price is based on a hypothetical market that maximizes the value received for an asset or minimizes the amount paid for a liability (i.e., the most advantageous market).

Fair value is based on quoted market prices, where available. If listed prices or quotes are not available, fair value is based on either internally developed models that primarily use, as inputs, market-based or independently sourced market parameters, including but not limited to yield curves, interest rates and debt prices or with the assistance of an independent third-party using a discounted cash flow approach and the third party’s proprietary pricing models. In addition to market

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

5. Fair Value Measurement (Continued)

information, models also incorporate transaction details, such as maturity of the instrument and contractual features designed to reduce the Company’s credit exposure, such as collateral rights as applicable.

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness, constraints on liquidity and unobservable parameters. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company continues to refine its methodologies. During First Quarter 2012, no changes were made to the Company’s valuation models that had or are expected to have, a material impact on the Company’s consolidated balance sheets or statements of operations and comprehensive income.

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

Transfers between Levels 1, 2 and 3 are recognized at the beginning of the period when the transfer occurs. The Company reviews the classification between Levels 1, 2 and 3 quarterly to determine, based on the definitions provided, whether a transfer is necessary. During the periods presented, there were no transfers between Level 1 and Level 2 and no transfers in or out of Level 3.

Measured and Carried at Fair Value

Fixed Maturity Securities and Short-term Investments

The fair value of bonds in the investment portfolio is generally based on prices received from third party pricing services or alternative pricing sources with reasonable levels of price transparency. The pricing services prepare estimates of fair value measurements using their pricing applications, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. Additional valuation factors that can be taken into account are nominal spreads and liquidity adjustments. The pricing services evaluate each asset class based on relevant market and credit information, perceived market movements, and sector news. The market inputs used in the pricing evaluation, listed in the approximate order of priority include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events. The extent of the use of each input is dependent on the asset class and the market conditions. Given the asset class, the priority of the use of inputs may change or some market inputs may not be relevant. Additionally, the valuation of fixed maturity investments is more subjective when markets are less liquid due to the lack of market based inputs, which may increase the potential that the estimated fair value of an investment is not reflective of the price at which an actual transaction would occur. The overwhelming majority of fixed maturities are classified as Level 2.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

5. Fair Value Measurement (Continued)

Short-term investments, which comprise securities due to mature within one year of the date of purchase that are traded in active markets, are classified within Level 1 in the fair value hierarchy and are based on quoted market prices. Securities such as discount notes are classified within Level 2 because these securities are typically not actively traded due to their approaching maturity and, as such, their cost approximates fair value.

Prices determined based upon model processes where at least one significant model assumption or input is unobservable, are considered to be Level 3 in the fair value hierarchy. At March 31, 2012, the Company used model processes to price 26 fixed maturity securities, which was 4% or $403.3 million of the Company’s fixed-income securities and short-term investments at fair value. Level 3 securities were priced with the assistance of an independent third-party. The pricing is based on a discounted cash flow approach using the third-party’s proprietary pricing models, which includes information from Intex Solutions Inc. The models use inputs such as projected prepayment speeds;  severity assumptions; recovery lag assumptions; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); house price depreciation/appreciation rates based on macroeconomic forecasts and recent trading activity.  The yield used to discount the projected cash flows is determined by reviewing various attributes of the bond including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities.  Significant changes to any of these inputs could materially change the expected timing of cash flows within these securities which is a significant factor in determining the fair value of the securities.

Other Invested Assets

Other invested assets includes certain investments that are carried and measured at fair value on a recurring basis and non-recurring basis, as well as assets not carried at fair value.  Within other invested assets, $60.7 million are measured and carried at fair value on a recurring basis as of March 31, 2012. These assets primarily comprise certain short-term investments and fixed maturity securities classified as trading and are Level 2 in the fair value hierarchy. Also carried at fair value on a recurring basis are $1.6 million in notes classified as Level 3 in the fair value hierarchy. The fair value of these notes is determined by calculating the present value of the expected cash flows. The unobservable inputs used in the fair value measurement of the notes are discount rate, prepayment speed and default rate.

Within other invested assets, $7.8 million are measured and carried at fair value on a non-recurring basis as of March 31, 2012.  These assets are comprised of mortgage loans which are classified as Level 3 in the fair value hierarchy as there are significant unobservable inputs used in the valuation of such loans. The non-performing portion of these mortgage loans is valued using an average recovery rate. The performing loans are valued using management’s determination of future cash flows arising from these loans, discounted at the rate of return that would be required by a market participant. The unobservable inputs used in the fair value measurement of the mortgage loans are discount rate, recovery on delinquent loans, loss severity, prepayment speed and default rate.

Other Assets

Committed Capital Securities

The fair value of committed capital securities (“CCS”), which is recorded in “other assets” on the consolidated balance sheets, represents the difference between the present value of remaining expected put option premium payments under AGC’s CCS (the “AGC CCS Securities”) and AGM’s Committed Preferred Trust Securities (the “AGM CPS Securities”) agreements, and the estimated present value that the Company would hypothetically have to pay currently for a comparable security (see Note 13, Long Term Debt and Credit Facilities). The estimated current cost of the Company’s CCS depends on several factors, including broker-dealer quotes for the outstanding securities, the U.S. dollar forward swap curve, LIBOR curve projections and the term the securities are estimated to remain outstanding.

Changes in fair value of the AGM CPS and AGC CCS securities were recorded in the consolidated statements of operations. As of March 31, 2012 these securities were classified as Level 3 in the fair value hierarchy because there is a reliance on significant unobservable inputs to the valuation model, including the broker-dealer quote and the Company’s estimate of the term the securities will be outstanding. Prior to the third quarter 2011, the significant market inputs used were observable, therefore, the Company classified this fair value measurement as Level 2. The CCS were transferred to Level 3 on the fair value hierarchy in the third quarter of 2011 because the Company was no longer able to obtain the same level of pricing information as in past quarters.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

5. Fair Value Measurement (Continued)

Supplemental Executive Retirement Plans

The Company classifies the fair value measurement of the assets of the Company’s various supplemental executive retirement plans as Level 1. The fair value of these assets is valued based on the observable published daily values of the underlying mutual fund and company stock investments included in the aforementioned plans.

Financial Guaranty Contracts Accounted for as Credit Derivatives

The Company’s credit derivatives consist primarily of insured CDS contracts, and also include net interest margin securitizations and interest rate swaps that fall under derivative accounting standards requiring fair value accounting through the statement of operations. The Company does not enter into CDS with the intent to trade these contracts and the Company may not unilaterally terminate a CDS contract; however, the Company has mutually agreed with various counterparties to terminate certain CDS transactions.

The terms of the Company’s CDS contracts differ from more standardized credit derivative contracts sold by companies outside the financial guaranty industry. Management considers the non-standard terms of its credit derivative contracts in determining the fair value of these contracts. The non-standard terms include the absence of collateral support agreements or immediate settlement provisions. In addition, the Company employs relatively high attachment points and does not exit derivatives it sells or purchases for credit protection purposes, except under specific circumstances such as mutual agreements with counterparties to terminate certain CDS contracts.

Due to the lack of quoted prices for its instruments or for similar instruments, the Company determines the fair value of its credit derivative contracts primarily through modeling that uses various inputs to derive an estimate of the fair value of the Company’s contracts in principal markets. Observable inputs other than quoted market prices exist; however, these inputs reflect contracts that do not contain terms and conditions similar to the credit derivative contracts issued by the Company. Management does not believe there is an established market where financial guaranty insured credit derivatives are actively traded. The terms of the protection under an insured financial guaranty credit derivative do not, except for certain rare circumstances, allow the Company to exit its contracts. Management has determined that the exit market for the Company’s credit derivatives is a hypothetical one based on its entry market. Management has tracked the historical pricing of the Company’s deals to establish historical price points in the hypothetical market that are used in the fair value calculation. These contracts are classified as Level 3 in the fair value hierarchy since there is reliance on at least one unobservable input deemed significant to the valuation model, most significantly the Company’s estimate of the value of the non-standard terms and conditions of its credit derivative contracts and of the Company’s current credit standing.

The Company’s models and the related assumptions are continuously reevaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely and relevant market information.

The fair value of the Company’s credit derivative contracts represents the difference between the present value of remaining net premiums the Company expects to receive or pay for the credit protection under the contract and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge or pay the Company for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual cash flows are the most readily observable inputs since they are based on the CDS contractual terms. These cash flows include premiums to be received or paid under the terms of the contract. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. If credit spreads of the underlying obligations change, the fair value of the related credit derivative changes. Market liquidity also affects valuations of the underlying obligations. Market conditions at March 31, 2012 were such that market prices of the Company’s CDS contracts were not available. Since market prices were not available, the Company used proprietary valuation models that used both unobservable and observable market data inputs as described under “Assumptions and Inputs” below. These models are primarily developed internally based on market conventions for similar transactions.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

5. Fair Value Measurement (Continued)

Assumptions and Inputs

Listed below are various inputs and assumptions that are key to the establishment of the Company’s fair value for CDS contracts.

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

•                  How gross spread is allocated: Gross spread on a financial guaranty contract accounted for as CDS is allocated among:

1.                                       the profit the originator, usually an investment bank, realizes for putting the deal together and funding the transaction (“bank profit”);

2.                                       premiums paid to the Company for the Company’s credit protection provided (“net spread”); and

3.                                       the cost of CDS protection purchased by the originator to hedge their counterparty credit risk exposure to the Company (“hedge cost”).

•      The weighted average life which is based on expected remaining contractual cash flows and debt service schedules, which are readily observable inputs since they are based on the CDS contractual terms.

•                  The rates used to discount future expected losses.

The expected future premium cash flows for the Company’s credit derivatives were discounted at rates ranging from 0.24% to 3.02% at March 31, 2012. The expected future cash flows for the Company’s credit derivatives were discounted at rates ranging from 0.30% to 2.70% at December 31, 2011.

Gross spread is used to ultimately determine the net spread a comparable financial guarantor would charge the Company to transfer its risk at the reporting date.The Company obtains gross spreads on risks assumed from market data sources published by third parties (e.g. dealer spread tables for the collateral similar to assets within the Company’s transactions) as well as collateral-specific spreads provided by trustees or obtained from market sources. If observable market credit spreads are not available or reliable for the underlying reference obligations, then market indices are used that most closely resemble the underlying reference obligations, considering asset class, credit quality rating and maturity of the underlying reference obligations. These indices are adjusted to reflect the non-standard terms of the Company’s CDS contracts. Market sources determine credit spreads by reviewing new issuance pricing for specific asset classes and receiving price quotes from their trading desks for the specific asset in question. Management validates these quotes by cross-referencing quotes received from one market source against quotes received from another market source to ensure reasonableness. In addition, the Company compares the relative change in price quotes received from one quarter to another, with the relative change experienced by published market indices for a specific asset class. Collateral specific spreads obtained from third-party, independent market sources are un-published spread quotes from market participants or market traders who are not trustees. Management obtains this information as the result of direct communication with these sources as part of the valuation process.

With respect to CDS transactions for which there is an expected claim payment within the next twelve months, the allocation of gross spreads reflects a higher allocation to the cost of credit rather than the bank profit component. In the current market, it is assumed that a bank would be willing to accept a lower profit on distressed transactions in order to remove these transactions from its financial statements.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

5. Fair Value Measurement (Continued)

•                  Deals priced or closed during a specific quarter within a specific asset class and specific rating.

•                  Credit spreads interpolated based upon market indices.

•                  Credit spreads provided by the counterparty of the CDS.

•                  Credit spreads extrapolated based upon transactions of similar asset classes, similar ratings, and similar time to maturity.

Information by Credit Spread Type

	As of March 31, 2012	As of December 31, 2011
Based on actual collateral specific spreads	5%	5%
Based on market indices	90%	90%
Provided by the CDS counterparty	5%	5%
Total	100%	100%

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

The Company interpolates a curve based on the historical relationship between the premium the Company receives when a financial guaranty contract accounted for as CDS is closed, to the daily closing price of the market index related to the specific asset class and rating of the deal. This curve indicates expected credit spreads at each indicative level on the related market index. For transactions with unique terms or characteristics where no price quotes are available, management extrapolates credit spreads based on an alternative transaction for which the Company has received a spread quote from one of the first three sources within the Company’s spread hierarchy. This alternative transaction will be within the same asset class, have similar underlying assets, similar credit ratings, and similar time to maturity. The Company then calculates the percentage of relative spread change quarter over quarter for the alternative transaction. This percentage change is then applied to the historical credit spread of the transaction for which no price quote was received in order to calculate the transactions’ current spread. Counterparties determine credit spreads by reviewing new issuance pricing for specific asset classes and receiving price quotes from their trading desks for the specific asset in question. These quotes are validated by cross-referencing quotes received from one market source with those quotes received from another market source to ensure reasonableness.

The premium the Company receives is referred to as the “net spread.” The Company’s pricing model takes into account not only how credit spreads on risks that it assumes affect pricing, but also how the Company’s own credit spread affects the pricing of its deals. The Company’s own credit risk is factored into the determination of net spread based on the impact of changes in the quoted market price for credit protection bought on the Company, as reflected by quoted market prices on CDS referencing AGC or AGM. For credit spreads on the Company’s name the Company obtains the quoted price of CDS contracts traded on AGC and AGM from market data sources published by third parties. The cost to acquire CDS protection referencing AGC or AGM affects the amount of spread on CDS deals that the Company retains and, hence, their fair value. As the cost to acquire CDS protection referencing AGC or AGM increases, the amount of premium the Company retains on a deal generally decreases. As the cost to acquire CDS protection referencing AGC or AGM decreases, the amount of premium the Company retains on a deal generally increases. In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts. Given the current market conditions and the Company’s own credit spreads, approximately 76% of our CDS contracts are fair valued using this minimum premium. The Company corroborates the assumptions in its fair value model, including the portion of exposure to AGC and AGM hedged by its counterparties, with independent third parties each reporting period. The current level of AGC’s and AGM’s own credit spread has resulted in the bank or deal originator hedging a significant portion of its exposure to AGC and AGM. This reduces the amount of contractual cash flows AGC and AGM can capture as premium for selling its protection.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

5. Fair Value Measurement (Continued)

The amount of premium a financial guaranty insurance market participant can demand is inversely related to the cost of credit protection on the insurance company as measured by market credit spreads assuming all other assumptions remain constant. This is because the buyers of credit protection typically hedge a portion of their risk to the financial guarantor, due to the fact that the Company’s contracts’ contractual terms typically do not require the posting of collateral by the guarantor. The widening of a financial guarantor’s own credit spread increases the cost to buy credit protection on the guarantor, thereby reducing the amount of premium the guarantor can capture out of the gross spread on the deal. The extent of the hedge depends on the types of instruments insured and the current market conditions.

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

In Scenario 2, the gross spread is 500 basis points. The bank or deal originator captures 50 basis points of the original gross spread and hedges 25% of its exposure to AGC, when the CDS spread on AGC was 1,760 basis points (1,760 basis points × 25% = 440 basis points). Under this scenario the Company would receive premium of 10 basis points, or 2% of the gross spread. Due to the increased cost to hedge AGC’s name, the amount of profit the bank would expect to receive, and the premium the Company would expect to receive decline significantly.

In this example, the contractual cash flows (the Company premium received per annum above) exceed the amount a market participant would require the Company to pay in today’s market to accept its obligations under the CDS contract, thus resulting in an asset. This credit derivative asset is equal to the difference in premium rates discounted at the corresponding LIBOR over the weighted average remaining life of the contract.

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

March 31, 2012

5. Fair Value Measurement (Continued)

•                  The model is a consistent approach to valuing positions. The Company has developed a hierarchy for market-based spread inputs that helps mitigate the degree of subjectivity during periods of high illiquidity.

The primary weaknesses of the Company’s CDS modeling techniques are:

•                  There is no exit market or actual exit transactions. Therefore the Company’s exit market is a hypothetical one based on the Company’s entry market.

•                  There is a very limited market in which to validate the reasonableness of the fair values developed by the Company’s model.

•                  At March 31, 2012 and December 31, 2011, the markets for the inputs to the model were highly illiquid, which impacts their reliability.

•                  Due to the non-standard terms under which the Company enters into derivative contracts, the fair value of its credit derivatives may not reflect the same prices observed in an actively traded market of credit derivatives that do not contain terms and conditions similar to those observed in the financial guaranty market.

As of March 31, 2012 these contracts were classified as Level 3 in the fair value hierarchy because there is a reliance on at least one unobservable input deemed significant to the valuation model, most significantly the Company’s estimate of the value of non-standard terms and conditions of its credit derivative contracts and of the Company’s current credit standing.

Fair Value Option on FG VIEs’ Assets and Liabilities

The Company elected the fair value option for the FG VIEs’ assets and liabilities upon adoption of VIE consolidation accounting guidance on January 1, 2010. The fair value option was also elected for all subsequently consolidated FG VIEs. See Note 7, Consolidation of Variable Interest Entities.

The FG VIEs that are consolidated by the Company issued securities collateralized by HELOCs, first lien RMBS, Alt-A first and second lien RMBS, subprime automobile loans, and other loans and receivables. As the lowest level input that is significant to the fair value measurement of these securities in its entirety was a Level 3 input (i.e. unobservable), management classified all such securities as Level 3 in the fair value hierarchy. The securities were priced with the assistance of an independent third-party. The pricing is based on a discounted cash flow approach and the third-party’s proprietary pricing models. The models to price the FG VIEs’ liabilities used, where appropriate, inputs such as estimated prepayment speeds; market values of the assets that collateralize the securities; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); discount rates implied by market prices for similar securities; house price depreciation/appreciation rates based on macroeconomic forecasts and, for those liabilities insured by the Company, the benefit from the Company’s insurance policy guaranteeing the timely payment of principal and interest for the FG VIE tranches insured by the Company, taking into account the timing of the potential default and the Company’s own credit rating. These inputs are utilized to project the future cash flows of the security and to evaluate the overall bond profile. The third-party also utilizes an internal model to determine an appropriate yield at which to discount the cash flows of the security, by factoring in collateral types, weighted-average lives, and other structural attributes specific to the security being priced. The expected yield is further calibrated by utilizing algorithm’s designed to aggregate market color, received by the third-party, on comparable bonds.

Changes in fair value of the FG VIEs’ assets and liabilities are included in fair value gains (losses) on FG VIEs within the consolidated statement of operations. Except for credit impairment that triggers a claim on the financial guaranty contract, the unrealized fair value adjustments related to the consolidated FG VIEs will reverse to zero over the terms of these financial instruments.

The fair value of the Company’s FG VIE assets is sensitive to changes relating to estimated prepayment speeds; estimated default rates (determined on the basis of an analysis of collateral attributes such as: historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); discount rates implied by market prices for similar securities; and house price depreciation/appreciation rates based on macroeconomic forecasts. Significant changes to some of these inputs could materially change the market value of the FG VIE’s assets and the implied collateral losses within the transaction. In general, the fair value of the FG VIE is most sensitive to changes in the projected collateral losses, where an increase in collateral losses typically leads to a decrease in the fair value of the

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

5. Fair Value Measurement (Continued)

Company’s FG VIE assets, while a decrease in collateral losses typically leads to an increase in the fair value of the Company’s FG VIE assets. These factors also directly impact the fair value of the Company’s uninsured VIE liabilities.

The fair value of the Company’s insured FG VIE liabilities is also sensitive to changes relating to estimated prepayment speeds; market values of the assets that collateralize the securities; estimated default rates (determined on the basis of an analysis of collateral attributes such as: historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); discount rates implied by market prices for similar securities; and house price depreciation/appreciation rates based on macroeconomic forecasts. In addition, the Company’s insured FG VIE liabilities are also sensitive to changes in the Company’s implied credit worthiness. Significant changes to any of these inputs could materially change the timing of expected losses within the insured transaction which is a significant factor in determining the implied benefit from the Company’s insurance policy guaranteeing the timely payment of principal and interest for the FG VIE tranches insured by the Company. In general, when the timing of expected loss payments by the Company is extended into the future, this typically leads to a decrease in the value of the Company’s insurance and a decrease in the fair value of the Company’s insured FG VIE liabilities, while a shortening of the timing of expected loss payments by the Company typically leads to an increase in the value of the Company’s insurance and an increase in the fair value of the Company’s insured FG VIE liabilities.

Not Carried at Fair Value

Financial Guaranty Contracts in Insurance Form

The fair value of the Company’s financial guaranty contracts accounted for as insurance was based on management’s estimate of what a similarly rated financial guaranty insurance company would demand to acquire the Company’s in-force book of financial guaranty insurance business. This amount was based on the pricing assumptions management has observed for portfolio transfers that have occurred in the financial guaranty market and included adjustments to the carrying value of unearned premium reserve for stressed losses, ceding commissions and return on capital. The significant inputs were not readily observable. The Company accordingly classified this fair value measurement as Level 3.

Long-Term Debt

The Company’s long-term debt, excluding notes payable, is valued by broker-dealers using third party independent pricing sources and standard market conventions. The market conventions utilize market quotations, market transactions for the Company’s comparable instruments, and to a lesser extent, similar instruments in the broader insurance industry. The fair value measurement was classified as Level 2 in the fair value hierarchy.

The fair value of the notes payable that are recorded within long-term debt was determined by calculating the present value of the expected cash flows. The Company uses a market approach to determine discounted future cash flows using market driven discount rates and a variety of assumptions, including LIBOR curve projections, prepayment and default assumptions, and AGM CDS spreads.  The fair value measurement was classified as Level 3 in the fair value hierarchy because there is a reliance on significant unobservable inputs to the valuation model, including the discount rates, prepayment and default assumptions, loss severity and recovery on delinquent loans.

Other Invested Assets

Assets Acquired in Refinancing Transactions

The fair value of the other invested assets was determined by calculating the present value of the expected cash flows. The Company uses a market approach to determine discounted future cash flows using market driven discount rates and a variety of assumptions, including LIBOR curve projections, prepayment and default assumptions, and AGM CDS spreads.  The fair value measurement was classified as Level 3 in the fair value hierarchy because there is a reliance on significant unobservable inputs to the valuation model, including the discount rates, prepayment and default assumptions, loss severity and recovery on delinquent loans.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

5. Fair Value Measurement (Continued)

Financial Instruments Carried at Fair Value

Amounts recorded at fair value in the Company’s financial statements are included in the tables below.

Fair Value Hierarchy of Financial Instruments Carried at Fair Value

As of March 31, 2012

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed maturity securities
U.S. government and agencies	$866.7	$—	$866.7	$—
Obligations of state and political subdivisions	5,526.1	—	5,516.6	9.5
Corporate securities	1,042.8	—	1,042.8	—
Mortgage-backed securities:
RMBS	1,424.0	—	1,288.3	135.7
CMBS	501.5	—	501.5	—
Asset-backed securities	482.9	—	224.8	258.1
Foreign government securities	360.9	—	360.9	—
Total fixed maturity securities	10,204.9	—	9,801.6	403.3
Short-term investments	903.4	220.3	683.1	—
Other invested assets(1)	68.5	0.1	59.0	9.4
Credit derivative assets	463.6	—	—	463.6
FG VIEs’ assets, at fair value	2,827.7	—	—	2,827.7
Other assets(2)	67.9	28.0	—	39.9
Total assets carried at fair value	$14,536.0	$248.4	$10,543.7	$3,743.9
Liabilities:
Credit derivative liabilities	$2,416.3	$—	$—	$2,416.3
FG VIEs’ liabilities with recourse, at fair value	2,365.2	—	—	2,365.2
FG VIEs’ liabilities without recourse, at fair value	1,085.6	—	—	1,085.6
Total liabilities carried at fair value	$5,867.1	$—	$—	$5,867.1

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

5. Fair Value Measurement (Continued)

Fair Value Hierarchy of Financial Instruments Carried at Fair Value

As of December 31, 2011

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed maturity securities
U.S. government and agencies	$922.4	$—	$922.4	$—
Obligations of state and political subdivisions	5,455.4	—	5,445.9	9.5
Corporate securities	1,038.4	—	1,038.4	—
Mortgage-backed securities:
RMBS	1,427.9	—	1,294.3	133.6
CMBS	500.0	—	500.0	—
Asset-backed securities	458.1	—	222.6	235.5
Foreign government securities	339.7	—	339.7	—
Total fixed maturity securities	10,141.9	—	9,763.3	378.6
Short-term investments	734.0	210.3	523.7	—
Other invested assets(1)	43.5	—	32.8	10.7
Credit derivative assets	468.9	—	—	468.9
FG VIEs’ assets, at fair value	2,819.1	—	—	2,819.1
Other assets(2)	79.5	25.7	—	53.8
Total assets carried at fair value	$14,286.9	$236.0	$10,319.8	$3,731.1
Liabilities:
Credit derivative liabilities	$1,772.8	$—	$—	$1,772.8
FG VIEs’ liabilities with recourse, at fair value	2,396.9	—	—	2,396.9
FG VIEs’ liabilities without recourse, at fair value	1,061.5	—	—	1,061.5
Total liabilities carried at fair value	$5,231.2	$—	$—	$5,231.2

(1)                                  Includes mortgage loans that are recorded at fair value on a non-recurring basis. At March 31, 2012 and December 31, 2011, such investments were carried at their market value of $7.8 million and $9.0 million, respectively.

(2)                                  Includes fair value of CCS and supplemental executive retirement plan assets.

Changes in Level 3 Fair Value Measurements

The table below presents a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during First Quarter 2012 and 2011.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

5. Fair Value Measurement (Continued)

Fair Value Level 3 Rollforward

Recurring Basis

	Three Months Ended March 31, 2012
	Fixed Maturity Securities													FG VIEs’		FG VIEs’
	Obligations of State and Political Subdivisions		RMBS		Asset- Backed Securities		Other Invested Assets	FG VIEs’ Assets at Fair Value		Other Assets		Credit Derivative Asset (Liability), net(5)		Liabilities with Recourse, at Fair Value		Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2011	$9.5		$133.6		$235.5		$1.7	$2,819.1		$53.8		$(1,303.9)		$(2,396.9)		$(1,061.5)
Total pretax realized and unrealized gains/(losses) recorded in:(1)
Net income (loss)	0.2	(2)	0.8	(2)	5.8	(2)	—	135.1	(3)	(13.9	)(4)	(690.6	)(6)	(118.0	)(3)	(79.8	)(3)
Other comprehensive income (loss)	0.4		9.9		0.1		(0.1)	—		—		—		—		—
Purchases	—		—		18.0		—	—		—		—		—		—
Settlements	(0.6)		(8.6)		(1.3)		—	(141.0)		—		41.8		170.3		55.7
FG VIE consolidations	—		—		—		—	14.5		—		—		(20.6)		—
Fair value as of March 31, 2012	$9.5		$135.7		$258.1		$1.6	$2,827.7		$39.9		$(1,952.7)		$(2,365.2)		$(1,085.6)
Change in unrealized gains/(losses) related to financial instruments held as of March 31, 2012	$0.4		$9.9		$0.1		$(0.1)	$231.4		$(13.9)		$(634.6)		$(107.0)		$(118.1)

	Three Months Ended March 31, 2011
	Fixed Maturity Securities								FG VIEs’		FG VIEs’
	RMBS	Asset- Backed Securities		Other Invested Assets	FG VIEs’ Assets at Fair Value		Credit Derivative Asset (Liability), net(5)		Liabilities with Recourse, at Fair Value		Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2010	$99.4	$210.2		$2.3	$3,657.5		$(1,869.9)		$(3,030.9)		$(1,337.2)
Total pretax realized and unrealized gains/(losses) recorded in:(1)
Net income (loss)	3.9 (2)	1.6	(2)	—	234.4	(3)	(236.2	)(6)	(11.1	)(3)	(135.5	)(3)
Other comprehensive income (loss)	(30.8)	20.3		(0.1)	—		—		—		—
Purchases	150.6	—		—	—		—		—		—
Sales	(4.1)	—		—	—		—		—		—
Settlements	(8.9)	—		—	(212.9)		(33.9)		167.8		99.7
Fair value as of March 31, 2011	$210.1	$232.1		$2.2	$3,679.0		$(2,140.0)		$(2,874.2)		$(1,373.0)
Change in unrealized gains/(losses) related to financial instruments held as of March 31, 2011	$(30.2)	$20.3		$(0.1)	$348.3		$(282.8)		$(35.9)		$(172.0)

(1)

Realized and unrealized gains (losses) from changes in values of Level 3 financial instruments represent gains (losses) from changes in values of those financial instruments only for the periods in which the instruments were classified as Level 3.

(2)	Included in net realized investment gains (losses) and net investment income.

(3)	Included in fair value gains (losses) on FG VIEs.

(4)	Recorded in fair value gain (loss) on committed capital securities.

(5)	Represents net position of credit derivatives. The consolidated balance sheet presents gross assets and liabilities based on net counterparty exposure.

(6)	Reported in net change in fair value of credit derivatives.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

5. Fair Value Measurement (Continued)

Level 3 Fair Value Disclosures

Quantitative Information About Level 3 Fair Value Inputs

Financial Instrument Description	Fair Value at March 31, 2012 (in millions)	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Assets:
Fixed maturity securities:
Obligations of state and political subdivisions	$9.5	Discounted cash flow	Rate of inflation Timing of collateral sales Assumed sale proceeds Collateral recovery period	1.0% - 3.0% 3 years - 11 years 0.0% - 11.9% 3 years - 11 years

RMBS	135.7	Discounted cash flow	CPR CDR Severity Yield	0.0% - 7.5% 3.5% - 41.5% 48.5% - 104.5% 6.0% - 16.0%
Asset-backed securities:
Whole business securitization	44.3	Discounted cash flow	Annual gross revenue projections Value of primary financial guaranty policy Liquidity discount	$54 million - $96 million 43.8% 5.0% - 20.0%

Investor owned utility	185.3	Discounted cash flow	Liquidation value Years to liquidation Discount factor	$161.8 million - $261.0 million 0 years - 2 years 0.9% - 1.1%

XXX life insurance transactions	28.1	Discounted cash flow	Yield Discount on asset cash flows	14.5% 40.0%

Other asset-backed	0.4	Discounted cash flow	CPR CDR Severity Yield	0.0% - 10.0% 2.0% - 10.0% 40.0% - 100.0% 3.0% - 15.0%

Other invested assets	9.4	Discounted cash flow	Discount for lack of liquidity Recovery on delinquent loans Default rates Loss severity Prepayment speeds	10% - 20% 20% - 60% 1% - 10% 40% - 90% 6% - 15%

FG VIEs’ assets, at fair value	2,827.7	Discounted cash flow	CPR CDR Severity Yield	0.0% - 10.9% 1.8% - 39.1% 25.5% - 110.1% 4.4% - 22.4%

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

5. Fair Value Measurement (Continued)

Financial Instrument Description	Fair Value at March 31, 2012 (in millions)	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Other assets	39.9	Discounted cash flow	Quotes from third party pricing Term	$40 - $45 3 years

Liabilities:
Credit derivative liabilities, net	(1,952.7)	Discounted cash flow	Year 1 loss estimates Hedge cost (in bps) Bank profit (in bps) Internal floor (in bps) Internal credit rating	0% - 100% 94.5bps - 743bps 1.0bps -1,271.5bps 7.0bps - 40.0bps AAA - CCC

FG VIEs’ liabilities, at fair value	(3,450.8)	Discounted	CPR	0.0% - 10.9%
		cash flow	CDR	1.8% - 39.1%
			Severity	25.5% - 110.1%
			Yield	4.4% - 22.4%

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

5. Fair Value Measurement (Continued)

The carrying amount and estimated fair value of the Company’s financial instruments are presented in the following table.

Fair Value of Financial Instruments

	As of March 31, 2012		As of December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets:
Fixed maturity securities	$10,204.9	$10,204.9	$10,141.9	$10,141.9
Short-term investments	903.4	903.4	734.0	734.0
Other invested assets	154.1	157.7	170.4	182.4
Credit derivative assets	463.6	463.6	468.9	468.9
FG VIEs’ assets, at fair value	2,827.7	2,827.7	2,819.1	2,819.1
Other assets	169.0	169.0	180.2	180.2
Liabilities:
Financial guaranty insurance contracts(1)	4,827.6	6,102.3	4,664.0	4,319.8
Long-term debt(2)	1,034.7	1,265.6	1,038.3	1,186.3
Credit derivative liabilities	2,416.3	2,416.3	1,772.8	1,772.8
FG VIEs’ liabilities with recourse, at fair value	2,365.2	2,365.2	2,396.9	2,396.9
FG VIEs’ liabilities without recourse, at fair value	1,085.6	1,085.6	1,061.5	1,061.5
Other liabilities	18.3	18.3	7.6	7.6

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

Credit Derivative Net Par Outstanding by Sector

The estimated remaining weighted average life of credit derivatives was 4.0 years at March 31, 2012 and 4.3 years at December 31, 2011. In First Quarter 2012, CDS contracts totaling $0.2 billion in net par were terminated. The components of the Company’s credit derivative net par outstanding are presented below.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

6. Financial Guaranty Contracts Accounted for as Credit Derivatives (Continued)

Credit Derivatives Net Par Outstanding

	As of March 31, 2012				As of December 31, 2011
Asset Type	Net Par Outstanding	Original Subordination (1)	Current Subordination (1)	Weighted Average Credit Rating	Net Par Outstanding	Original Subordination (1)	Current Subordination (1)	Weighted Average Credit Rating
	(dollars in millions)
Pooled corporate obligations:
Collateralized loan obligation/collateral bond obligations	$34,272	33.0%	32.2%	AAA	$34,567	32.6%	32.0%	AAA
Synthetic investment grade pooled corporate	11,521	20.8	19.0	AAA	12,393	20.4	18.7	AAA
Synthetic high yield pooled corporate	5,077	35.7	29.8	AA+	5,049	35.7	30.3	AA+
TruPS CDOs	4,475	46.5	31.6	BB	4,518	46.6	31.9	BB
Market value CDOs of corporate obligations	4,122	34.9	30.1	AAA	4,546	30.6	28.9	AAA
Total pooled corporate obligations	59,467	32.0	29.3	AAA	61,073	31.2	28.9	AAA
U.S. RMBS:
Option ARM and Alt-A first lien	3,953	19.2	12.8	BB	4,060	19.6	13.6	BB-
Subprime first lien (including net interest margin)	3,925	29.4	53.6	A+	4,012	30.1	53.9	A+
Prime first lien	382	10.9	7.9	B	398	10.9	8.4	B
Closed end second lien and HELOCs	59	—	—	B	62	—	—	B
Total U.S. RMBS	8,319	23.5	31.8	BBB	8,532	24.1	32.2	BBB
CMBS	4,410	33.5	40.3	AAA	4,612	32.6	38.9	AAA
Other	10,806	—	—	A	10,830	—	—	A
Total	$83,002			AA+	$85,047			AA+

(1)                                     Represents the sum of subordinate tranches and over-collateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

Except for TruPS CDOs, the Company’s exposure to pooled corporate obligations is highly diversified in terms of obligors and industries. Most pooled corporate transactions are structured to limit exposure to any given obligor and industry. The majority of the Company’s pooled corporate exposure consists of collateralized loan obligation (“CLO”) or synthetic pooled corporate obligations. Most of these CLOs have an average obligor size of less than 1% of the total transaction and typically restrict the maximum exposure to any one industry to approximately 10%. The Company’s exposure also benefits from embedded credit enhancement in the transactions which allows a transaction to sustain a certain level of losses in the underlying collateral, further insulating the Company from industry specific concentrations of credit risk on these deals.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

6. Financial Guaranty Contracts Accounted for as Credit Derivatives (Continued)

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

The Company’s exposure to “Other” CDS contracts is also highly diversified. It includes $3.2 billion of exposure to three pooled infrastructure transactions comprising diversified pools of international infrastructure project transactions and loans to regulated utilities. These pools were all structured with underlying credit enhancement sufficient for the Company to attach at super senior AAA levels at origination. The remaining $7.6 billion of exposure in “Other” CDS contracts comprises numerous deals typically structured with significant underlying credit enhancement and spread across various asset classes, such as commercial receivables, international RMBS, infrastructure, regulated utilities and consumer receivables.

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	As of March 31, 2012		As of December 31, 2011
Ratings	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
Super Senior	$20,787	25.0%	$21,802	25.6%
AAA	40,099	48.3	40,240	47.3
AA	3,617	4.4	4,084	4.8
A	5,906	7.1	5,830	6.9
BBB	5,114	6.2	5,030	5.9
BIG	7,479	9.0	8,061	9.5
Total credit derivative net par outstanding	$83,002	100.0%	$85,047	100.0%

Credit Derivative

U.S. Residential Mortgage-Backed Securities

	As of March 31, 2012				First Quarter 2012
Vintage	Net Par Outstanding (in millions)	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Rating	Unrealized Gain (Loss) (in millions)
2004 and Prior	$140	6.4%	19.4%	BBB+	$(1.5)
2005	2,444	30.6	65.3	AA	(5.7)
2006	1,621	29.4	35.5	A-	(33.4)
2007	4,114	17.5	10.8	BB-	(588.8)
Total	$8,319	23.5%	31.8%	BBB	$(629.4)

(1)	Represents the sum of subordinate tranches and overcollateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

Credit Derivative

Commercial Mortgage-Backed Securities

	As of March 31, 2012				First Quarter 2012
Vintage	Net Par Outstanding (in millions)	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Rating	Unrealized Gain (Loss) (in millions)
2004 and Prior	$144	28.2%	59.2%	AAA	$(0.1)
2005	672	17.9	33.9	AAA	(0.1)
2006	2,104	33.9	39.8	AAA	0.5
2007	1,490	40.5	42.2	AAA	(0.1)
Total	$4,410	33.5%	40.3%	AAA	$0.2

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

6. Financial Guaranty Contracts Accounted for as Credit Derivatives (Continued)

(1)                                  Represents the sum of subordinate tranches and over-collateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

Net Change in Fair Value of Credit Derivatives

Net Change in Fair Value of Credit Derivatives Gain (Loss)

	First Quarter
	2012	2011
	(in millions)
Net credit derivative premiums received and receivable	$28.9	$59.6
Net ceding commissions (paid and payable) received and receivable	(0.1)	1.4
Realized gains on credit derivatives	28.8	61.0
Net credit derivative losses (paid and payable) recovered and recoverable	(85.7)	(25.6)
Total realized gains (losses) and other settlements on credit derivatives	(56.9)	35.4
Net unrealized gains (losses) on credit derivatives	(633.8)	(271.6)
Net change in fair value of credit derivatives	$(690.7)	$(236.2)

Net credit derivative premiums received and receivable included $0.2 million in First Quarter 2012, which represents the acceleration of future premium revenues for terminated CDS. In First Quarter 2011, CDS contracts totaling $2.6 billion in net par were terminated for total net payments to the Company of $15.5 million. The increase in paid losses was due primarily to claims paid on an insured film securitization.

Changes in the fair value of credit derivatives occur primarily because of changes in interest rates, credit spreads, credit ratings of the referenced entities, realized gains (losses) and other settlements, and the issuing company’s own credit rating, credit spreads and other market factors. Except for estimated credit impairments (i.e., net expected payments), the unrealized gains and losses on credit derivatives are expected to reduce to zero as the exposure approaches its maturity date. With considerable volatility continuing in the market, unrealized gains (losses) on credit derivatives may fluctuate significantly in future periods.

Net Change in Unrealized Gains (Losses) on Credit Derivatives By Sector

	First Quarter
Asset Type	2012	2011
	(in millions)

Pooled corporate obligations:
CLOs/Collateral bond obligations	$7.3	$2.0
Synthetic investment grade pooled corporate	1.6	10.5
Synthetic high yield pooled corporate	10.8	(2.8)
TruPS CDOs	(13.8)	(20.8)
Market value CDOs of corporate obligations	(0.4)	(0.1)
Total pooled corporate obligations	5.5	(11.2)
U.S. RMBS:
Option ARM and Alt-A first lien	(517.7)	(267.6)
Subprime first lien (including net interest margin)	(26.1)	(24.1)
Prime first lien	(86.1)	0.6
Closed end second lien and HELOCs	0.5	0.3
Total U.S. RMBS	(629.4)	(290.8)
CMBS	0.2	0.7
Other	(10.1)	29.7
Total	$(633.8)	$(271.6)

In First Quarter 2012, U.S. RMBS unrealized fair value losses were generated primarily in the Option ARM, Alt-A, prime first lien and subprime RMBS sectors due to wider implied net spreads. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC’s name as the market cost of AGC’s credit protection decreased. These transactions were pricing above their floor levels (or the minimum rate at which the Company would consider

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

6. Financial Guaranty Contracts Accounted for as Credit Derivatives (Continued)

assuming these risks based on historical experience); therefore when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, decreased the implied spreads that the Company would expect to receive on these transactions increased. The cost of AGM’s credit protection also decreased during the quarter, but did not lead to significant fair value losses, as the majority of AGM policies continue to price at floor levels.

In First Quarter 2011, U.S. RMBS unrealized fair value losses were generated primarily in the Option ARM, Alt-A first lien, and Subprime RMBS sectors due to wider implied net spreads. The wider implied net spreads were a result of price deterioration as well as the decreased cost to buy protection in AGC’s name as the market cost of AGC’s credit protection declined. These transactions were pricing above their floor levels; therefore when the cost of purchasing CDS protection on AGC declined, which management refers to as the CDS spread on AGC, the implied spreads that the Company would expect to receive on these transactions increased. The cost of AGM’s credit protection remained relatively flat during the quarter. The unrealized fair value gain within the Other asset class resulted from price improvement on a XXX life-securitization policy within the quarter.

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

Five-Year CDS Spread on AGC and AGM

	As of March 31, 2012	As of December 31, 2011
Quoted price of CDS contract (in basis points):
AGC	743	1,140
AGM	555	778

Components of Credit Derivative Assets (Liabilities)

	As of March 31, 2012	As of December 31, 2011
	(in millions)
Credit derivative assets	$463.6	$468.9
Credit derivative liabilities	(2,416.3)	(1,772.8)
Net fair value of credit derivatives	$(1,952.7)	$(1,303.9)

	As of March 31, 2012	As of December 31, 2011
	(in millions)
Fair value of credit derivatives before effect of AGC and AGM credit spreads	$(4,897.7)	$(5,595.8)
Less: Effect of AGC and AGM credit spreads	(2,945.0)	(4,291.9)
Net fair value of credit derivatives	$(1,952.7)	$(1,303.9)

The fair value of CDS contracts at First Quarter 2012 before considering the implications of AGC’s and AGM’s credit spreads, is a direct result of continued wide credit spreads in the fixed income security markets, and ratings downgrades. The asset classes that remain most affected are recent vintages of subprime RMBS and Alt-A first lien deals, as well as trust-preferred securities. When looking at March 31, 2012 compared with December 31, 2011, there was tightening of spreads primarily relating to the Company’s Alt-A first lien and subprime RMBS transactions, as well as the Company’s trust-preferred securities. This tightening of spreads resulted in a gain of approximately $698.1 million, before taking into account AGC’s or AGM’s credit spreads.

Management believes that the trading level of AGC’s and AGM’s credit spreads are due to the correlation between AGC’s and AGM’s risk profile and the current risk profile of the broader financial markets and to increased demand for credit protection against AGC and AGM as the result of its financial guaranty volume, as well as the overall lack of liquidity in the CDS market. Offsetting the benefit attributable to AGC’s and AGM’s credit spread were higher credit spreads in the

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

6. Financial Guaranty Contracts Accounted for as Credit Derivatives (Continued)

fixed income security markets. The higher credit spreads in the fixed income security market are due to the lack of liquidity in the high yield CDO, Trust- Preferred CDO, and CLO markets as well as continuing market concerns over the most recent vintages of subprime RMBS.

The following table presents the fair value and the present value of expected claim payments or recoveries for contracts accounted for as derivatives.

Net Fair Value and Expected Losses of Credit Derivatives by Sector

	Fair Value of Credit Derivative Asset (Liability), net		Present Value of Expected Claim (Payments) Recoveries(1)
Asset Type	As of March 31, 2012	As of December 31, 2011	As of March 31, 2012	As of December 31, 2011
	(in millions)
Pooled corporate obligations:
CLOs/ Collateralized bond obligations	$6.6	$(0.7)	$—	$—
Synthetic investment grade pooled corporate	(22.6)	(23.8)	—	—
Synthetic high-yield pooled corporate	(4.9)	(15.7)	(0.6)	(5.2)
TruPS CDOs	(25.8)	(11.9)	(38.1)	(39.3)
Market value CDOs of corporate obligations	2.3	2.5	—	—
Total pooled corporate obligations	(44.4)	(49.6)	(38.7)	(44.5)
U.S. RMBS:
Option ARM and Alt-A first lien(2)	(1,137.2)	(596.4)	(159.4)	(191.2)
Subprime first lien (including net interest margin)	(31.6)	(22.5)	(94.6)	(94.9)
Prime first lien	(130.4)	(44.3)	—	—
Closed-end second lien and HELOCs	(14.4)	(14.9)	12.8	6.6
Total U.S. RMBS	(1,313.6)	(678.1)	(241.2)	(279.5)
CMBS	(4.6)	(4.9)	—	—
Other	(590.1)	(571.3)	(96.3)	(94.9)
Total	$(1,952.7)	$(1,303.9)	$(376.2)	$(418.9)

(1)          Represents amount in excess of the present value of future installment fees to be received of $54.4 million as of March 31, 2012 and $47.1 million as of December 31, 2011. Includes R&W on credit derivatives of $233.4 million as of March 31, 2012 and $215.0 million as of December 31, 2011.

(2)          Includes one transaction which is covered under the Bank of America Agreement.

Ratings Sensitivities of Credit Derivative Contracts

Within the Company’s insured CDS portfolio, the transaction documentation for $2.3 billion in CDS par insured provides that if the financial strength rating of AGC were downgraded past a specified level (which level varies from transaction to transaction), would constitute a termination event that would allow the CDS counterparty to terminate the affected transactions. If the CDS counterparty elected to terminate the affected transactions, under some transaction documents the Company could be required to make a termination payment (or may be entitled to receive a termination payment from the CDS counterparty) and under other transaction documents the credit protection would be cancelled and no termination payment would be owing by either party. Under certain documents, the Company has the right to cure the termination event by posting collateral, assigning its rights and obligations in respect of the transactions to a third party, or seeking a third party guaranty of the obligations of the Company. The Company currently has three ISDA master agreements under which the applicable counterparty could elect to terminate transactions upon a rating downgrade of AGC. If AGC’s financial strength ratings were downgraded to BBB- or Baa3, $89 million in par insured could be terminated by one counterparty; and if AGC’s ratings were downgraded to BB+ or Ba1, an additional approximately $2.2 billion in par insured could be terminated by the other two counterparties. The Company does not believe that it can accurately estimate the termination payments it could be required to make if, as a result of any such downgrade, a CDS counterparty terminated its CDS contracts with the Company. These payments could have a material adverse effect on the Company’s liquidity and financial condition.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

6. Financial Guaranty Contracts Accounted for as Credit Derivatives (Continued)

Under a limited number of other CDS contracts, the Company may be required to post eligible collateral to secure its obligation to make payments under such contracts. Eligible collateral is generally cash or U.S. government or agency securities; eligible collateral other than cash is valued at a discount to the face amount. For certain of such contracts, the CDS counterparty has agreed to have some exposure to the Company on an unsecured basis, but as the financial strength ratings of the Company’s insurance subsidiaries decline, the amount of unsecured exposure to the Company allowed by the CDS counterparty decreases until, at a specified rating level (which level varies from transaction to transaction), the Company must collateralize all of the exposure. The amount of collateral required is based on a mark-to-market valuation of the exposure that must be secured. Under other contracts, the Company has negotiated caps such that the posting requirement cannot exceed a certain fixed amount, regardless of the financial strength ratings of the Company’s insurance subsidiaries. As of March 31, 2012 the amount of insured par that is subject to collateral posting is approximately $14.6 billion (which amount is not reduced by unsecured exposure to the Company allowed by CDS counterparties at current financial strength rating levels), for which the Company has agreed to post approximately $678.2 million of collateral (which amount reflects some of the eligible collateral being valued at a discount to the face amount). The Company may be required to post additional collateral from time to time, depending on its financial strength ratings and on the market values of the transactions subject to the collateral posting. For approximately $14.1 billion of that $14.6 billion, at the Company’s current ratings, the Company need not post on a cash basis more than $625 million, regardless of any change in the market value of the transactions, due to caps negotiated with counterparties. For the avoidance of doubt, the $625 million is already included in the $678.2 million that the Company has agreed to post. In the event AGC’s ratings are downgraded to A+ or A3, the maximum amount to be posted against the $14.1 billion increases by $50 million to $675 million.

Sensitivity to Changes in Credit Spread

The following table summarizes the estimated change in fair values on the net balance of the Company’s credit derivative positions assuming immediate parallel shifts in credit spreads on AGC and AGM and on the risks that they both assume.

Effect of Changes in Credit Spread

	As of March 31, 2012
Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
100% widening in spreads	$(4,060.1)	$(2,107.4)
50% widening in spreads	(3,009.8)	(1,057.1)
25% widening in spreads	(2,484.6)	(531.9)
10% widening in spreads	(2,169.5)	(216.8)
Base Scenario	(1,952.7)	—
10% narrowing in spreads	(1,774.4)	178.3
25% narrowing in spreads	(1,497.0)	455.7
50% narrowing in spreads	(1,037.1)	915.6

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

March 31, 2012

7. Consolidation of Variable Interest Entities (Continued)

debt issued by the special purpose entity. Such excess spread is typically distributed through the transaction’s cash flow waterfall and may be used to create additional credit enhancement, applied to redeem debt issued by the special purpose entities, including VIEs (thereby, creating additional overcollateralization), or distributed to equity or other investors in the transaction.

AGC and AGM are not primarily liable for the debt obligations issued by the VIEs they insure and would only be required to make payments on these debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due. AGL’s and its Subsidiaries’ creditors do not have any rights with regard to the assets of the VIEs. Proceeds from sales, maturities, prepayments and interest from VIE assets may only be used to pay debt service on VIE liabilities. Net fair value gains and losses on FG VIEs are expected to reverse to zero at maturity of the VIE debt, except for claim payments paid by AGC or AGM under the financial guaranty insurance contract. The Company’s estimate of expected loss to be paid for FG VIEs is included in Note 4, Financial Guaranty Insurance Contracts.

Consolidated FG VIEs

During First Quarter 2012, two additional VIEs were consolidated. This resulted in a net loss on consolidation of $6.1 million, which was included in “fair value gains (losses) on FG VIEs” in the consolidated statement of operations.  As a result, there were a total of 35 consolidated FG VIEs at March 31, 2012, compared to 33 FG VIEs at December 31, 2011.

The total unpaid principal balance for the FG VIEs’ assets that were over 90 days or more past due was approximately $1,048.1 million. The difference between the aggregate unpaid principal and aggregate fair value of the FG VIEs’ assets was approximately $3,121.8 million at March 31, 2012. The change in the instrument-specific credit risk of the FG VIEs’ assets for the First Quarter ended March 31, 2012 was a gain of approximately $85.9 million. The gain in instrument-specific credit risk was determined by calculating the change in credit impairment for the Company’s VIE assets during the period, which are provided by a third party pricing source.

The aggregate unpaid principal balance was approximately $2,498.7 million less than the aggregate fair value of the FG VIEs’ liabilities as of March 31, 2012.

The trustee reports of the consolidated FG VIEs are prepared by outside parties and are not available within the time constraints that the Company requires to ensure the financial accuracy of the operating results. As such, the financial results of the FG VIEs are consolidated on a lag; however, the Company adjusts the financial statements for the effects of material events occurring from the lag period until the balance sheet date. Interest income and interest expense are derived from the trustee reports and included in “fair value gains (losses) on FG VIEs” in the consolidated statement of operations. The Company has elected the fair value option for assets and liabilities classified as FG VIEs’ assets and liabilities. Upon consolidation of FG VIEs, the Company elected the fair value option because the carrying amount transition method was not practical.

The table below shows the carrying value of the consolidated FG VIEs’ assets and liabilities in the consolidated financial statements, segregated by the types of assets that collateralize their respective debt obligations.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

7. Consolidation of Variable Interest Entities (Continued)

Consolidated FG VIEs

By Type of Collateral

	As of March 31, 2012			As of December 31, 2011
	Number of FG VIEs	Assets	Liabilities	Number of FG VIEs	Assets	Liabilities
	(dollars in millions)
With recourse:
HELOCs	8	$572.2	$898.7	8	$572.9	$907.9
First liens:
Alt-A first lien	3	117.8	104.4	3	118.0	106.1
Option ARM	2	43.0	230.3	2	49.7	244.7
Subprime	7	399.7	499.0	5	386.8	472.7
Closed-end second lien	10	184.3	207.7	10	184.6	219.9
Automobile loans	4	126.9	126.9	4	155.8	155.8
Life insurance	1	298.2	298.2	1	289.8	289.8
Total with recourse	35	1,742.1	2,365.2	33	1,757.6	2,396.9
Without recourse		1,085.6	1,085.6		1,061.5	1,061.5
Total		$2,827.7	$3,450.8		$2,819.1	$3,458.4

Gross Par Outstanding for FG VIEs’ Liabilities

With Recourse

	As of March 31, 2012	As of December 31, 2011
	(in millions)
Gross par outstanding for FG VIEs’ liabilities with recourse	$3,674.8	$3,796.4

Contractual Maturity Schedule of FG VIE Liabilities with Recourse

Contractual Maturity	As of March 31, 2012
(in millions)
2012	$—
2013	11.8
2014	114.1
2015	—
2016	—
Thereafter	3,548.9
Total	$3,674.8

The consolidation of FG VIEs has a significant effect on net income and shareholder’s equity due to (1) changes in fair value gains (losses) on FG VIE assets and liabilities, (2) the eliminations of premiums and losses related to the AGC and AGM insured FG VIE liabilities and (3) the elimination of investment balances related to the Company’s purchase of AGC and AGM insured FG VIE debt. Upon consolidation of a FG VIE, the related insurance and, if applicable, the related investment balances, are considered intercompany transactions and therefore eliminated. Such eliminations are included in the table below to present the full effect of consolidating FG VIEs.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

7. Consolidation of Variable Interest Entities (Continued)

Effect of Consolidating FG VIEs on Net Income

and Shareholders’ Equity(1)

	First Quarter
	2012	2011
	(in millions)
Net earned premiums	$(17.0)	$(19.1)
Net investment income	(3.2)	(0.3)
Net realized investment gains (losses)	1.4	0.3
Fair value gains (losses) on FG VIEs	(36.6)	119.6
Loss and LAE	3.2	50.7
Total pretax effect on net income	(52.2)	151.2
Less: tax provision (benefit)	(18.3)	53.0
Total effect on net income (loss)	$(33.9)	$98.2

	As of March 31, 2012	As of December 31, 2011
	(in millions)
Total (decrease) increase on shareholders’ equity	$(438.7)	$(405.2)

(1)                                  Includes the effect of eliminating insurance balances related to the financial guaranty insurance contracts.

Non-Consolidated VIEs

To date, the Company’s analyses have indicated that it does not have a controlling financial interest in any other VIEs and, as a result, they are not consolidated in the consolidated financial statements. The Company’s exposure provided through its financial guaranties with respect to debt obligations of special purpose entities is included within net par outstanding in Note 3, Outstanding Exposure.

8. Investments

Investment Portfolio

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets. Net investment income increased slightly due to a shift to longer duration assets, higher income on loss mitigation bonds and additional earnings on higher invested asset balances offset by a reduction in income due to an increase in RMBS prepayment speeds and a decrease in income due to the elimination of income related to consolidated FG VIE’s. Accrued investment income on fixed maturity, short-term investments and assets acquired in refinancing transactions was $101.0 million and $100.7 million as of March 31, 2012 and December 31, 2011, respectively.

Net Investment Income

	First Quarter
	2012	2011
	(in millions)
Income from fixed maturity securities	$98.9	$98.5
Income from short-term investments	0.2	0.3
Income from assets acquired in refinancing transactions	1.0	1.3
Gross investment income	100.1	100.1
Investment expenses	(2.3)	(2.7)
Net investment income	$97.8	$97.4

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

8. Investments (Continued)

Net Realized Investment Gains (Losses)

	First Quarter
	2012	2011
	(in millions)
Realized gains on investment portfolio	$9.5	$9.9
Realized losses on investment portfolio	(3.3)	(2.5)
Other-than-temporary impairment (“OTTI”)
Intent to sell	(0.3)	(2.7)
Credit component of OTTI securities	(4.6)	(1.9)
OTTI	(4.9)	(4.6)
Net realized investment gains (losses)	$1.3	$2.8

The following table presents the roll-forward of the credit losses of fixed maturity securities for which the Company has recognized OTTI and where the portion of the fair value adjustment related to other factors was recognized in OCI.

Roll Forward of Credit Losses in the Investment Portfolio

	First Quarter
	2012	2011
	(in millions)
Balance, beginning of period	$46.7	$27.3
Additions for credit losses on securities for which an OTTI was not previously recognized	2.1	1.4
Additions for credit losses on securities for which an OTTI was previously recognized	2.5	0.5
Balance, end of period	$51.3	$29.2

Fixed Maturity Securities and Short Term Investments

by Security Type

	As of March 31, 2012
Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Gain(2) (Loss) on Securities with OTTI	Weighted Average Credit Quality (3)
	(dollars in millions)
Fixed maturity securities:
U.S. government and agencies	8%	$803.2	$63.7	$(0.2)	$866.7	$—	AA+
Obligations of state and political subdivisions	49	5,144.3	383.2	(1.4)	5,526.1	6.4	AA
Corporate securities	9	986.8	56.2	(0.2)	1,042.8	0.3	A+
Mortgage-backed securities(4):
RMBS	14	1,439.7	63.7	(79.4)	1,424.0	(54.1)	AA
CMBS	4	472.1	29.4	(0.0)	501.5	3.1	AAA
Asset-backed securities	4	463.6	34.6	(15.3)	482.9	25.6	BBB-
Foreign government securities	3	349.7	15.7	(4.5)	360.9	—	AA+
Total fixed maturity securities	91	9,659.4	646.5	(101.0)	10,204.9	(18.7)	AA
Short-term investments	9	902.9	0.5	—	903.4	—	AAA
Total investment portfolio	100%	$10,562.3	$647.0	$(101.0)	$11,108.3	$(18.7)	AA

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

8. Investments (Continued)

	As of December 31, 2011
Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Gain (Loss) on Securities with OTTI	Weighted Average Credit Quality (2)
	(dollars in millions)
Fixed maturity securities:
U.S. government and agencies	8%	$850.2	$72.3	$(0.1)	$922.4	$—	AA+
Obligations of state and political subdivisions	49	5,097.3	358.6	(0.5)	5,455.4	5.7	AA
Corporate securities	10	989.0	51.8	(2.4)	1,038.4	(0.2)	A+
Mortgage-backed securities(3):
RMBS	14	1,454.3	63.9	(90.3)	1,427.9	(35.1)	AA
CMBS	5	475.6	24.4	—	500.0	2.7	AAA
Asset-backed securities	4	439.5	37.7	(19.1)	458.1	29.2	BBB-
Foreign government securities	3	332.6	13.3	(6.2)	339.7	—	AAA
Total fixed maturity securities	93	9,638.5	622.0	(118.6)	10,141.9	2.3	AA
Short-term investments	7	734.0	—	—	734.0	—	AAA
Total investment portfolio	100%	$10,372.5	$622.0	$(118.6)	$10,875.9	$2.3	AA

(1)                                  Based on amortized cost.

(2)                                  Accumulated OCI.

(3)                                  Ratings in the tables above represent the lower of the Moody’s and S&P classifications except for bonds purchased for loss mitigation or risk management strategies, which use internal ratings classifications. The Company’s portfolio consists primarily of high-quality, liquid instruments.

(4)                                  Government-agency obligations were approximately 65% of mortgage backed securities as of March 31, 2012 and 66% as of December 31, 2011 based on fair value. Excluding loss mitigation related purchases, government- agency obligations were 70% of mortgage backed securities as of March 31, 2012 and 71% as of December 31, 2011 based on fair value.

The Company continues to receive sufficient information to value its investments and has not had to modify its valuation approach due to the current market conditions. As of March 31, 2012, amounts, net of tax, in AOCI included a net unrealized loss of $10.7 million for securities for which the Company had recognized OTTI and a net unrealized gain of $406.6 million for securities for which the Company had not recognized OTTI. As of December 31, 2011, amounts, net of tax, in AOCI included a net unrealized gain of $3.1 million for securities for which the Company had recognized OTTI and a net unrealized gain of $363.6 million for securities for which the Company had not recognized OTTI.

The Company’s investment portfolio in tax-exempt and taxable municipal securities includes issuances by a wide number of municipal authorities across the U.S. and its territories. This is a high quality portfolio of municipal securities with an average rating of AA as of March 31, 2012 and December 31, 2011. Securities rated lower than A-/A3 by S&P or Moody’s are not eligible to be purchased for the Company’s portfolio unless acquired for loss mitigation or risk management strategies.

The following tables present the fair value of the Company’s available-for-sale municipal bond portfolio as of March 31, 2012 and December 31, 2011 by state, excluding $430.0 million and $403.4 million of pre-refunded bonds, respectively. The credit ratings are based on the underlying ratings and do not include any benefit from bond insurance.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

8. Investments (Continued)

Fair Value of Available-for-Sale Municipal Bond Portfolio by State

	As of March 31, 2012
State	State General Obligation	Local General Obligation	Revenue	Fair Value	Amortized Cost	Average Credit Rating
	(in millions)
Texas	$86.6	$330.4	$365.2	$782.2	$726.7	AA
New York	12.5	59.8	644.1	716.4	672.4	AA
California	18.8	69.3	307.5	395.6	360.7	AA
Florida	34.1	61.5	243.1	338.7	311.0	AA
Illinois	14.1	83.4	194.3	291.8	271.6	A
Washington	38.1	52.3	142.5	232.9	218.3	AA
Massachusetts	42.4	9.6	168.3	220.3	202.0	AA
Arizona	—	7.6	171.0	178.6	168.0	AA
Michigan	—	36.9	99.6	136.5	128.1	AA
Georgia	12.5	29.3	87.0	128.8	122.6	AA
All others	293.3	241.3	1,139.7	1,674.3	1,564.9	AA
Total	$552.4	$981.4	$3,562.3	$5,096.1	$4,746.3	AA

	As of December 31, 2011
State	State General Obligation	Local General Obligation	Revenue	Fair Value	Amortized Cost	Average Credit Rating
	(in millions)
Texas	$86.3	$342.0	$345.6	$773.9	$724.0	AA
New York	12.3	60.3	622.6	695.2	653.8	AA
California	19.1	50.9	296.8	366.8	336.2	AA
Florida	34.2	61.7	247.4	343.3	316.9	AA
Illinois	16.2	86.9	197.1	300.2	281.5	AA
Massachusetts	42.5	9.7	163.7	215.9	198.9	AA
Washington	37.8	52.5	123.4	213.7	199.7	AA
Arizona	—	7.7	164.6	172.3	163.0	AA
Ohio	—	52.7	85.9	138.6	128.8	AA
Michigan	—	37.2	99.0	136.2	128.5	AA
All others	310.5	271.8	1,113.6	1,695.9	1,588.6	AA
Total	$558.9	$1,033.4	$3,459.7	$5,052.0	$4,719.9	AA

The revenue bond portfolio is comprised primarily of essential service revenue bonds issued by water and sewer authorities and other utilities, transportation authorities, universities and healthcare providers.

Revenue Sources

	As of March 31, 2012		As of December 31, 2011
Type	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(in millions)
Tax backed	$804.8	$749.9	$800.0	$748.7
Transportation	748.9	693.9	717.4	669.7
Municipal utilities	562.1	522.4	528.8	493.5
Water and sewer	546.1	511.9	530.4	500.7
Higher education	401.4	374.4	332.1	307.2
Healthcare	275.9	257.0	273.4	257.6
All others	223.1	211.3	277.6	265.4
Total	$3,562.3	$3,320.8	$3,459.7	$3,242.8

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

8. Investments (Continued)

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

Fixed Maturity Securities

Gross Unrealized Loss by Length of Time

	As of March 31, 2012
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(dollars in millions)
U.S. government and agencies	$7.2	$(0.2)	$—	$—	$7.2	$(0.2)
Obligations of state and political subdivisions	132.7	(1.3)	3.7	(0.1)	136.4	(1.4)
Corporate securities	27.7	(0.2)	—	—	27.7	(0.2)
Mortgage-backed securities:
RMBS	170.7	(36.7)	67.8	(42.7)	238.5	(79.4)
CMBS	2.8	(0.0)	—	—	2.8	(0.0)
Asset-backed securities	19.3	(9.1)	11.0	(6.2)	30.3	(15.3)
Foreign government securities	117.9	(4.5)	—	—	117.9	(4.5)
Total	$478.3	$(52.0)	$82.5	$(49.0)	$560.8	$(101.0)
Number of securities		97		18		115
Number of securities with OTTI		4		5		9

	As of December 31, 2011
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(dollars in millions)
U.S. government and agencies	$3.8	$(0.1)	$—	$—	$3.8	$(0.1)
Obligations of state and political subdivisions	17.0	(0.0)	20.6	(0.5)	37.6	(0.5)
Corporate securities	79.9	(2.3)	3.1	(0.1)	83.0	(2.4)
Mortgage-backed securities:
RMBS	186.6	(68.2)	36.5	(22.1)	223.1	(90.3)
CMBS	2.8	(0.0)	—	—	2.8	(0.0)
Asset-backed securities	—	—	25.7	(19.1)	25.7	(19.1)
Foreign government securities	141.4	(6.2)	—	—	141.4	(6.2)
Total	$431.5	$(76.8)	$85.9	$(41.8)	$517.4	$(118.6)
Number of securities		72		54		126
Number of securities with OTTI		6		4		10

The decrease in gross unrealized losses was primarily attributable to RMBS and asset backed securities. Of the securities in an unrealized loss position for 12 months or more as of March 31, 2012, nine securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of March 31, 2012 was $47.7 million. The Company has determined that the unrealized losses recorded as of March 31, 2012 are yield related and not the result of other-than-temporary impairments.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

8. Investments (Continued)

The amortized cost and estimated fair value of available-for-sale fixed maturity securities by contractual maturity as of March 31, 2012 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities

by Contractual Maturity

	As of March 31, 2012
	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$461.5	$463.7
Due after one year through five years	1,384.1	1,447.6
Due after five years through 10 years	2,426.2	2,639.4
Due after 10 years	3,475.8	3,728.7
Mortgage-backed securities:
RMBS	1,439.7	1,424.0
CMBS	472.1	501.5
Total	$9,659.4	$10,204.9

Under agreements with its cedants and in accordance with statutory requirements, the Company maintains fixed maturity securities in trust accounts for the benefit of reinsured companies, which amounted to $386.8 million and $380.1 million as of March 31, 2012 and December 31, 2011, respectively. In addition, to fulfill state licensing requirements the Company has placed on deposit eligible securities of $23.6 million and $23.9 million as of March 31, 2012 and December 31, 2011, respectively, for the protection of policyholders. To provide collateral for a letter of credit, the Company holds a fixed maturity investment in a segregated account which amounted to $3.5 million and $3.5 million as of March 31, 2012 and December 31, 2011, respectively. In connection with an excess of loss reinsurance facility $21.8 million in cash has been deposited into a trust for the benefit of the reinsurers.

Under certain derivative contracts, the Company is required to post eligible securities as collateral. The need to post collateral under these transactions is generally based on fair value assessments in excess of contractual thresholds. The fair market value of the Company’s pledged securities totaled $678.2 million and $779.9 million as of March 31, 2012 and December 31, 2011, respectively.

No material investments of the Company were non-income producing for First Quarter 2012 and 2011, respectively.

The Company purchased securities that it has insured, and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses. These securities were purchased at a discount and are accounted for excluding the effects of the Company’s insurance on the securities. As of March 31, 2012, securities purchased for loss mitigation purposes included in the fixed maturity portfolio on the consolidated balance sheet had a fair value of $216.1 million representing $734.9 million of par.

Under the terms of certain credit derivative contracts, the Company has obtained the obligations referenced in the transactions and recorded such assets in fixed maturity securities in the consolidated balance sheets. Such amounts totaled $186.9 million, representing $221.3 million in par. In connection with the recent Greek debt restructuring, the Company has taken delivery of Assured Guaranty (Europe) Ltd. guaranteed securities that were subsequently exchanged for new Greek securities that are recorded in the investment portfolio.  Such amounts totaled $63.4 million representing $213.3 million of par.

9. Insurance Company Regulatory Requirements

Dividend Restrictions and Capital Requirements

AGC is a Maryland domiciled insurance company. As of March 31, 2012, the amount available for distribution from AGC during 2012 with notice to, but without prior approval of, the Maryland Commissioner of Insurance under the Maryland insurance law is approximately $99.2 million. During First Quarter 2012 and 2011, AGC declared and paid $15.0 million and $10.0 million, respectively, in dividends to AGUS.

AGM is a New York domiciled insurance company. Based on AGM’s statutory statements to be filed for First Quarter 2012, the maximum amount available for payment of dividends by AGM without regulatory approval over the 12 months following March 31, 2012, was approximately $99.8 million. Also in connection with the AGMH Acquisition, the Company committed

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

9. Insurance Company Regulatory Requirements (Continued)

to the New York Department of Financial Services that AGM would not pay any dividends for a period of two years from the Acquisition Date without written approval of the New York Department of Financial Services and therefore AGM did not pay any dividends in 2011. During First Quarter 2012, AGM declared and paid dividends of $30.0 million to its parent, AGMH.

AG Re is a Bermuda domiciled insurance company and its dividend distribution is governed by Bermuda law. The amount available at AG Re to pay dividends in 2012 in compliance with Bermuda law is approximately $231 million. However, any distribution that results in a reduction of 15% ($192.3 million as of December 31, 2011) or more of AG Re’s total statutory capital, as set out in its previous year’s financial statements, would require the prior approval of the Bermuda Monetary Authority. Dividends are limited by requirements that the subject company must at all times (i) maintain the minimum solvency margin required under the Insurance Act of 1978 and (ii) have relevant assets in an amount at least equal to 75% of relevant liabilities, both as defined under the Insurance Act of 1978. AG Re, as a Class 3B insurer, is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the Authority an affidavit stating that it will continue to meet the required margins. During First Quarter 2012 and 2011, AG Re declared and paid $30.0 million and $12.0 million, to its parent, AGL, respectively.

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

In conjunction with the AGMH Acquisition, AGMH has joined the consolidated federal tax group of AGUS, AGC, and AG Financial Products Inc. (“AGFP”). For the periods beginning on July 1, 2009 and forward, AGMH files a consolidated federal income tax return with AGUS, AGC, AGFP and AG Analytics Inc. (“AGUS consolidated tax group”). In addition, a new tax sharing agreement was entered into effective July 1, 2009 whereby each company in the AGUS consolidated tax group will pay or receive its proportionate share of taxable expense or benefit as if it filed on a separate return basis with current period credit for net losses to the extent used in consolidation. Assured Guaranty Overseas US Holdings Inc. and its subsidiaries AGRO, Assured Guaranty Mortgage Insurance Company and AG Intermediary Inc., have historically filed their own consolidated federal income tax return. Each company, as a member of its respective consolidated tax return group, pays its proportionate share of the consolidated federal tax burden for its group as if each company filed on a separate return basis with current period credit for net losses to the extent used in consolidation.

The Company's provision for income taxes for interim financial periods is not based on an estimated annual effective rate due to the variability in fair market value of its credit derivatives, which prevents the Company from projecting a reliable estimated annual effective tax rate and pretax income for the full year 2012. A discrete calculation of the provision is calculated for each interim period.

The effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, U.K. subsidiaries taxed at the U.K. corporate tax rate of 26% unless subject to U.S. tax by election or as a U.S. controlled foreign corporation, and no taxes for the Company’s Bermuda holding company and Bermuda subsidiaries unless subject to U.S. tax by election or as a U.S. controlled foreign corporation. For periods subsequent to April 1, 2012, the U.K. corporation tax rate has been reduced to 24%,  for the period April 1, 2011 to April 1, 2012 the U.K. corporation tax rate was 26% and prior to April 1, 2011, the U.K. corporation tax rate was 28%.The Company’s overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at statutory rates in taxable jurisdictions is presented below.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

10. Income Taxes (Continued)

Effective Tax Rate Reconciliation

	First Quarter
	2012	2011
	(in millions)
Expected tax provision (benefit) at statutory rates in taxable jurisdictions	$(198.8)	$87.7
Tax-exempt interest	(15.4)	(15.3)
Change in liability for uncertain tax positions	0.6	0.6
Other	1.0	0.9
Total provision (benefit) for income taxes	$(212.6)	$73.9
Effective tax rate	30.6%	34.7%

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

The following table presents pretax income and revenue by jurisdiction.

Pretax Income (Loss) by Tax Jurisdiction(1)

	First Quarter
	2012	2011
	(in millions)
United States	$(568.2)	$250.7
Bermuda	(127.6)	(37.6)
UK	0.2	0.1
Total	$(695.6)	$213.2

Revenue by Tax Jurisdiction(1)

	First Quarter
	2012	2011
	(in millions)
United States	$(280.4)	$293.7
Bermuda	(77.0)	(14.8)
UK	0.0	0.1
Total	$(357.4)	$279.0

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

Valuation Allowance

The Company came to the conclusion that it is more likely than not that its net deferred tax asset will be fully realized after weighing all positive and negative evidence available as required under GAAP. The positive evidence that was considered included the cumulative operating income the Company has earned over the last three years, and the significant unearned premium income to be included in taxable income. The positive evidence outweighs any negative evidence that exists. As such, the Company believes that no valuation allowance is necessary in connection with this deferred tax asset. The Company will continue to analyze the need for a valuation allowance on a quarterly basis.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

11. Reinsurance and Other Monoline Exposures

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

With respect to a significant portion of the Company’s in-force financial guaranty Assumed Business, due to the downgrade of AG Re to A1, subject to the terms of each policy, the ceding company may have the right to recapture Assumed Business ceded to AG Re and assets representing substantially all of the statutory unearned premium (net of ceding commissions) and loss reserves (if any) associated with that business. As of March 31, 2012, if all of AG Re’s Assumed Business was recaptured, it would result in a corresponding one-time reduction to net income of approximately $20.3 million. In the case of AGC, some of its in force financial guaranty Assumed Business is subject to recapture at AGC’s current ratings. Subject to the terms of each reinsurance agreement, upon recapture the ceding company typically is owed assets representing substantially all of the statutory unearned premium (net of ceding commissions) and loss reserves (if any) associated with that business. As of March 31, 2012, if all of AGC’s Assumed Business was recaptured, it would result in a corresponding one-time reduction to net income of approximately $10.3 million.

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

Over the past several years, the Company has entered into several commutations in order to reassume previously ceded books of business from BIG financial guaranty companies and its other reinsurers. The Company also cancelled assumed reinsurance contracts. These commutations of ceded business resulted in gains of $83.3 million and $24.1 million for First Quarter 2012 and 2011 which were recorded in other income. While certain Ceded Business has been reassumed, the Company still has significant Ceded Business with third parties.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

11. Reinsurance and Other Monoline Exposures (Continued)

Net Effect of Commutations of Ceded

Reinsurance Contracts

	First Quarter
	2012	2011
	(in millions)
Increase in net unearned premium reserve	$106.1	$2.3
Increase in net par outstanding	19,073	265

Effect of Reinsurance on Statement of Operations

	First Quarter
	2012	2011
	(in millions)
Premiums Written:
Direct	$61.9	$30.5
Assumed(1)	26.5	(42.0)
Ceded(2)	87.0	4.0
Net	$175.4	$(7.5)
Premiums Earned:
Direct	$206.1	$276.3
Assumed	14.2	10.0
Ceded	(26.6)	(32.3)
Net	$193.7	$254.0
Loss and LAE:
Direct	$308.7	$7.1
Assumed	17.3	(13.0)
Ceded	(79.2)	(19.6)
Net	$246.8	$(25.5)

(1)                                  Negative assumed premiums written were due to changes in expected debt service schedules.

(2)                                  Positive ceded premiums written were due to commutations and changes in expected debt service schedules.

Reinsurer Exposure

In addition to assumed and ceded reinsurance arrangements, the Company may also have exposure to some financial guaranty reinsurers (i.e., monolines) in other areas. Second-to-pay insured par outstanding represents transactions the Company has insured that were previously insured by other monolines. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary insurer. Another area of exposure is in the investment portfolio where the Company holds fixed maturity securities that are wrapped by monolines and whose value may decline based on the rating of the monoline. At March 31, 2012, based on fair value, the Company had $772.2 million of fixed maturity securities in its investment portfolio wrapped by National Public Finance Guarantee Corporation, $550.2 million by Ambac and $49.8 million by other guarantors.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

11. Reinsurance and Other Monoline Exposures (Continued)

Exposure by Reinsurer

	Ratings at May 4, 2012		Par Outstanding as of March 31, 2012
Reinsurer	Moody’s Reinsurer Rating	S&P Reinsurer Rating	Ceded Par Outstanding(1)	Second-to- Pay Insured Par Outstanding	Assumed Par Outstanding
	(dollars in millions)
American Overseas Reinsurance Company Limited(2)	WR (3)	WR	$11,146	$—	$24
Tokio Marine & Nichido Fire Insurance Co., Ltd. (“Tokio”)	Aa3 (4)	AA- (4)	9,444	—	936
Radian Asset Assurance Inc. (“Radian”)	Bal	B+	5,591	45	1,768
Syncora Guarantee Inc.	Ca	WR	4,304	2,174	213
Mitsui Sumitomo Insurance Co. Ltd.	A1	A+ (4)	2,388	—	—
ACA Financial Guaranty Corp.	NR	WR	860	7	2
Swiss Reinsurance Co.	A1	AA-	506	—	—
Ambac	WR	WR	87	7,488	22,330
CIFG Assurance North America Inc.	WR	WR	65	258	6,246
MBIA Inc.	B3(5)	B(5)	25	11,598	9,719
Financial Guaranty Insurance Co.	WR	WR	—	3,789	2,129
Other	Various	Various	1,019	2,052	96
Total			$35,435	$27,411	$43,463

(1)                                  Includes $4,646 million in ceded par outstanding related to insured credit derivatives.

(2)                                  Formerly RAM Reinsurance Company Ltd.

(3)                                  Represents “Withdrawn Rating.”

(4)                                  The Company has structural collateral agreements satisfying the triple-A credit requirement of S&P and/or Moody’s.

(5)                                  MBIA Inc. includes various subsidiaries which are rated BBB to B by S&P and Baa2, B3, WR and NR by Moody’s.

Amounts Due (To) From Reinsurers

	As of March 31, 2012
	Assumed Premium Receivable, net of Commissions	Ceded Premium Payable, net of Commissions	Assumed Expected Loss and LAE	Ceded Expected Loss and LAE
	(in millions)
American Overseas Reinsurance Company Limited	$—	$(12.5)	$—	$24.7
Tokio	—	(26.3)	—	83.8
Radian	—	(19.4)	—	25.9
Syncora Guarantee Inc.	—	(39.0)	2.0	0.6
Mitsui Sumitomo Insurance Co. Ltd.	—	(4.7)	—	25.1
Swiss Reinsurance Co.	—	(3.5)	—	20.4
Ambac	97.2	—	(91.9)	—
CIFG Assurance North America Inc.	0.2	—	(0.1)	2.2
MBIA Inc.	0.2	—	(12.6)	—
Financial Guaranty Insurance Co.	10.8	—	(49.3)	—
Other	—	(44.8)	—	—
Total	$108.4	$(150.2)	$(151.9)	$182.7

Excess of Loss Reinsurance Facility

On January 22, 2012, AGC and AGM entered into an aggregate excess of loss reinsurance facility, effective as of January 1, 2012. At AGC’s and AGM’s option, the facility will cover losses occurring from January 1, 2012 through December 31, 2019 or from January 1, 2013 through December 31, 2020. The contract terminates, unless AGC and AGM choose to extend it, on January 1, 2014. The facility covers U.S. public finance credits insured or reinsured by AGC and AGM as of September 30, 2011, excluding credits that were rated non-investment grade as of December 31, 2011 by

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

11. Reinsurance and Other Monoline Exposures (Continued)

Moody’s or S&P or internally by AGC or AGM and subject to certain per credit limits. The facility attaches when AGC’s or AGM’s net losses (net of AGC’s and AGM other reinsurance, other than pooling reinsurance provided to AGM by AGM’s subsidiaries and net of recoveries) exceed in the aggregate $2 billion and covers a portion of the next $600 million of losses, with the reinsurers assuming pro rata in the aggregate $435 million of the $600 million of losses and AGC and AGM jointly retaining the remaining $165 million of losses. The reinsurers are required to be rated at least AA-(Stable Outlook) through December 31, 2014 or to post collateral sufficient to provide AGM and AGC with the same reinsurance credit as reinsurers rated AA-. AGM and AGC are obligated to pay the reinsurers their share of recoveries relating to losses during the coverage period in the covered portfolio. This obligation is secured by a pledge of the recoveries, which will be deposited into a trust for the benefit of the reinsurers. The Company has paid approximately $21.8 million of premiums during First Quarter 2012. The remaining $21.8 million of premiums, which are due in January 2013, are in a trust, recorded as restricted cash and included in “other assets” on the consolidated balance sheet as of March 31, 2012.

Re-Assumption and Reinsurance Agreements with Radian Asset Assurance Inc.

On January 24, 2012, AGM entered into an agreement under which it has reassumed $12.9 billion of par it had previously ceded to Radian. Also, through AGC, the Company has reinsured approximately $1.8 billion of Radian public finance par. The Company has received a payment of $86 million from Radian for the re-assumption, which consists 96% of public finance exposure and 4% of structured finance credits; additionally, the Company projects it will receive an incremental $1.9 million present value from future installment premiums. In connection with assuming $1.8 billion of public finance par, the Company has received a payment of $22 million. Both the reassumed and reinsured portfolios are composed entirely of selected credits that meet the Company’s underwriting standards. In addition, the Company entered into an agreement to acquire MIAC from a subsidiary of Radian. The purchase of MIAC is subject to regulatory approval, which Assured Guaranty anticipates will be obtained in the first half of 2012.

Tokio Marine & Nichido Fire Insurance Co., Ltd. Agreement

Effective as of March 1, 2012, AGM and Tokio entered into a Commutation, Reassumption and Release Agreement for a portfolio consisting of approximately $6.2 billion in par of U.S. public finance exposures outstanding as of February 29, 2012. Tokio paid AGM the statutory unearned premium outstanding as of February 29, 2012 plus a commutation premium.

12. Commitments and Contingencies

Legal Proceedings

Litigation

Lawsuits arise in the ordinary course of the Company’s business. It is the opinion of the Company’s management, based upon the information available, that the expected outcome of litigation against the Company, individually or in the aggregate, will not have a material adverse effect on the Company’s financial position or liquidity, although an adverse resolution of litigation against the Company in a fiscal quarter or year could have a material adverse effect on the Company’s results of operations in a particular quarter or fiscal year. In addition, in the ordinary course of their respective businesses, certain of the Company’s subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods. For example, as described in Note 4 (Financial Guaranty Insurance Contracts—Loss Estimation Process—Recovery Litigation), as of the date of this filing, AGC and AGM have filed complaints against certain sponsors and underwriters of RMBS securities that AGC or AGM had insured, alleging, among other claims, that such persons had breached R&W in the transaction documents, failed to cure or repurchase defective loans and/or violated state securities laws. The amounts, if any, the Company will recover in proceedings to recover losses are uncertain, and recoveries, or failure to obtain recoveries, in any one or more of these proceedings during any quarter or fiscal year could be material to the Company’s results of operations in that particular quarter or fiscal year.

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

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

12. Commitments and Contingencies (Continued)

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

Beginning in December 2008, AGM and various other financial guarantors were named in complaints filed in the Superior Court, San Francisco County, California. Since that time, plaintiffs’ counsel has filed amended complaints against AGM and AGC and added additional plaintiffs. As of the date of this filing, the plaintiffs with complaints against AGM and AGC, among other financial guaranty insurers, are: (a) City of Los Angeles, acting by and through the Department of Water and Power; (b) City of Sacramento; (c) City of Los Angeles; (d) City of Oakland; (e) City of Riverside; (f) City of Stockton; (g) County of Alameda; (h) County of Contra Costa; (i) County of San Mateo; (j) Los Angeles World Airports; (k) City of Richmond; (l) Redwood City; (m) East Bay Municipal Utility District; (n) Sacramento Suburban Water District; (o) City of San Jose; (p) County of Tulare; (q) The Regents of the University of California; (r) The Redevelopment Agency of the City of Riverside; (s) The Public Financing Authority of the City of Riverside; (t) The Jewish Community Center of San Francisco; (u) The San Jose Redevelopment Agency; (v) The Redevelopment Agency of the City of Stockton; (w) The Public Financing Authority of the City of Stockton; and (x) The Olympic Club. Complaints filed by the City and County of San Francisco and the Sacramento Municipal Utility District were subsequently dismissed against AGM and AGC. These complaints allege that the financial guaranty insurer defendants (i) participated in a conspiracy in violation of California’s antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and created market demand for municipal bond insurance, (ii) participated in risky financial transactions in other lines of business that damaged each insurer’s financial condition (thereby undermining the value of each of their guaranties), and (iii) failed to adequately disclose the impact of those transactions on their financial condition. In addition to their antitrust claims, various plaintiffs in these actions assert claims for breach of the covenant of good faith and fair dealing, fraud, unjust enrichment, negligence, and negligent misrepresentation. At hearings held in July and October 2011 relating to AGM, AGC and the other defendants’ motion to dismiss, the court denied the motion to dismiss on the following claims: breach of contract, violation of California’s antitrust statute and of its unfair business practices law, and fraud. The remaining claims were dismissed. On December 2, 2011, AGM, AGC and the other bond insurer defendants filed an Anti-SLAPP (“Strategic Lawsuit Against Public Participation”) motion to strike the complaints under California’s Code of Civil Procedure. On May 1, 2012, the court ruled in favor of the bond insurer defendants on the Anti-SLAPP motion as to the causes of action arising from the alleged conspiracy, but denied the bond insurer defendants’ Anti-SLAPP motion for those causes of action based on transaction specific representations and omissions about the bond insurer defendants’ credit ratings and financial health.  The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys’ fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

In September 2010, AGM, among others, was named as a defendant in an interpleader complaint filed by Wells Fargo Bank, N.A., as trust administrator, in the United States District Court, Southern District of New York. The interpleader complaint relates to the MASTR Adjustable Rate Mortgages Trust 2006-OA2, Mortgage Pass-Through Certificates, Series 2006-OA2 RMBS transaction, in which AGM had insured certain classes of certificates. Certain holders of uninsured certificates have disputed payments made by the trust administrator to reimburse AGM for claims it had paid under its financial guaranty policy, and the trust administrator sought adjudication of the priority of AGM’s reimbursements. On March 29, 2011, the court granted a motion for judgment on the pleadings and ruled that, pursuant to the waterfall, AGM is only entitled to receive funds that would otherwise have been distributed to the holders of the classes that AGM insures, and that AGM receive such funds at the respective steps in the waterfall that immediately follow the steps at which such certificate holders would otherwise have received such funds. The court further ordered AGM to repay to the MARM 2006-OA2 trust the approximately $7.2 million that had been credited to it by Wells Fargo. On December 13, 2011, the court entered judgment substantially in conformance with its March 29, 2011 decision. AGM appealed the judgment and in April 2012, the magistrate judge recommended granting AGM’s motion that the judgment be stayed pending the appeal. AGM estimates that as a result of this adverse decision (if and to the extent that the adverse decision is not modified), total unreimbursed claims paid by AGM could be up to approximately $144 million (on a gross discounted basis, without taking into account the benefit of representation and warranty recoveries, and exclusive of the repayment of the $7.2 million credit), over the life of the transaction.

On April 8, 2011, AG Re and AGC filed a Petition to Compel Arbitration with the Supreme Court of the State of New York, requesting an order compelling Ambac to arbitrate Ambac’s disputes with AG Re and AGC concerning their obligations under reinsurance agreements with Ambac. In March 2010, Ambac placed a number of insurance policies that it had issued, including policies reinsured by AG Re and AGC pursuant to the reinsurance agreements, into a segregated

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

12. Commitments and Contingencies (Continued)

account. The Wisconsin state court has approved a rehabilitation plan whereby permitted claims under the policies in the segregated account will be paid 25% in cash and 75% in surplus notes issued by the segregated account. Ambac has advised AG Re and AGC that it has and intends to continue to enter into commutation agreements with holders of policies issued by Ambac, and reinsured by AG Re and AGC, pursuant to which Ambac will pay a combination of cash and surplus notes to the policyholder. AG Re and AGC have informed Ambac that they believe their only current payment obligation with respect to the commutations arises from the cash payment, and that there is no obligation to pay any amounts in respect of the surplus notes until payments of principal or interest are made on such notes. Ambac has disputed this position on one commutation and may take a similar position on subsequent commutations. On April 15, 2011, attorneys for the Wisconsin Insurance Commissioner, as Rehabilitator of Ambac’s segregated account, and for Ambac filed a motion with Lafayette County, Wis., Circuit Court Judge William Johnston, asking him to find AG Re and AGC to be in violation of an injunction protecting the interests of the segregated account by their seeking to compel arbitration on this matter and failing to pay in full all amounts with respect to Ambac’s payments in the form of surplus notes. On June 14, 2011, Judge Johnston issued an order granting the Rehabilitator’s and Ambac’s motion to enforce the injunction against AGC and AG Re and the parties filed a stipulation dismissing the Petition to Compel Arbitration without prejudice. AGC and AG Re have appealed Judge Johnston’s order to the Wisconsin Court of Appeals.

On November 28, 2011, Lehman Brothers International (Europe) (in administration) (“LBIE”) sued AG Financial Products Inc. (“AG Financial Products”), an affiliate of AGC which in the past had provided credit protection to counterparties under credit default swaps. AGC acts as the credit support provider of AG Financial Products under these credit default swaps. LBIE’s complaint, which was filed in the Supreme Court of the State of New York, alleged that AG Financial Products improperly terminated nine credit derivative transactions between LBIE and AG Financial Products and improperly calculated the termination payment in connection with the termination of 28 other credit derivative transactions between LBIE and AG Financial Products. With respect to the 28 credit derivative transactions, AG Financial Products calculated that LBIE owes AG Financial Products approximately $24.8 million, whereas LBIE asserted in the complaint that AG Financial Products owes LBIE a termination payment of approximately $1.4 billion. LBIE is seeking unspecified damages. Following defaults by LBIE, AG Financial Products properly terminated the transactions in question in compliance with the requirements of the agreement between AG Financial Products and LBIE, and calculated the termination payment properly. On February 3, 2012, AG Financial Products filed a motion to dismiss certain of the counts in the complaint. The Company cannot reasonably estimate the possible loss that may arise from this lawsuit.

Proceedings Related to AGMH’s Former Financial Products Business

The following is a description of legal proceedings involving AGMH’s former Financial Products Business. Although the Company did not acquire AGMH’s former Financial Products Business, which included AGMH’s former GIC business, medium term notes business and portions of the leveraged lease businesses, certain legal proceedings relating to those businesses are against entities that the Company did acquire. While Dexia SA and Dexia Crédit Local S.A. (“DCL”), jointly and severally, have agreed to indemnify the Company against liability arising out of the proceedings described below in this “—Proceedings Related to AGMH’s Former Financial Products Business” section, such indemnification might not be sufficient to fully hold the Company harmless against any injunctive relief or civil or criminal sanction that is imposed against AGMH or its subsidiaries.

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

March 31, 2012

12. Commitments and Contingencies (Continued)

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

In July 2010, a former employee of AGM who had been involved in AGMH’s former Financial Products Business was indicted along with two other persons with whom he had worked at Financial Guaranty Insurance Company.  His trial began on April 16, 2012.

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

March 31, 2012

12. Commitments and Contingencies (Continued)

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

13. Long-Term Debt and Credit Facilities

Long-Term Debt Obligations

The principal and carrying values of the Company’s long-term debt are presented in the table below.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

13. Long-Term Debt and Credit Facilities (Continued)

Principal and Carrying Amounts of Debt

	As of March 31, 2012		As of December 31, 2011
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS:
7.0% Senior Notes	$200.0	$197.6	$200.0	$197.6
8.50% Senior Notes	172.5	172.3	172.5	172.0
Series A Enhanced Junior Subordinated Debentures	150.0	149.9	150.0	149.9
Total AGUS	522.5	519.8	522.5	519.5
AGMH:
6 7/8% QUIBS	100.0	67.5	100.0	67.4
6.25% Notes	230.0	136.2	230.0	136.0
5.60% Notes	100.0	53.7	100.0	53.5
Junior Subordinated Debentures	300.0	159.6	300.0	158.2
Total AGMH	730.0	417.0	730.0	415.1
AGM:
Notes Payable	91.7	97.9	97.1	103.7
Total AGM	91.7	97.9	97.1	103.7
Total	$1,344.2	$1,034.7	$1,349.6	$1,038.3

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

AIG International Group, Inc. is one entity that has acted as equity payment undertaker in a number of transactions in which AGM acted as strip coverage provider. AIG was downgraded in the third quarter of 2008 and AGM was downgraded by Moody’s in the fourth quarter of 2008. As a result of those downgrades, as of March 31, 2012, 45 leveraged lease transactions in which AGM acts as strip coverage provider were breaching either a ratings trigger related to AIG or a ratings trigger related to AGM. For such 45 leveraged lease transactions, if early termination of the leases were to occur and

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

13. Long-Term Debt and Credit Facilities (Continued)

the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $1 billion as of March 31, 2012. S&P’s downgrade of AGM to AA- in November 2011 did not have an additional impact on the transactions. However, if AGM were downgraded to A+ by S&P or A1 by Moody’s, as of March 31, 2012, another 26 leveraged lease transactions in which AGM acts as strip coverage provider would be affected. For such 26 leveraged lease transactions, if early termination of the leases were to occur and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of an additional approximately $991 million as of March 31, 2012. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM guaranty. It is difficult to determine the probability that the Company will have to pay strip provider claims or the likely aggregate amount of such claims. At March 31, 2012, approximately $607 million of cumulative strip par exposure had been terminated on a consensual basis. The consensual terminations have resulted in no claims on AGM.

On July 1, 2009, AGM and DCL, acting through its New York Branch (“Dexia Crédit Local (NY)”), entered into a credit facility (the “Strip Coverage Facility”). Under the Strip Coverage Facility, Dexia Crédit Local (NY) agreed to make loans to AGM to finance all draws made by lessors on AGM strip policies that were outstanding as of November 13, 2008, up to the commitment amount. The commitment amount of the Strip Coverage Facility was $1 billion at closing of the AGMH Acquisition but is scheduled to amortize over time. As of March 31, 2012, the maximum commitment amount of the Strip Coverage Facility has amortized to $979.8 million. It may also be reduced in 2014 to $750 million, if AGM does not have a specified consolidated net worth at that time.

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

As of March 31, 2012 and December 31, 2011, no amounts were outstanding under this facility, nor have there been any borrowings during the life of this facility.

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

As of March 31, 2012 and December 31, 2011 no amounts were outstanding under this facility nor have there been any borrowings during the life of this facility.

Letters of Credit

AGC entered into a letter of credit agreement in December 2011 with Bank of New York Mellon totaling approximately $2.9 million in connection with a 2008 lease for office space, which space was subsequently sublet. This

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

13. Long-Term Debt and Credit Facilities (Continued)

agreement replaces a previous letter of credit for $2.9 million with Royal Bank of Scotland which was terminated in December 2011. As of March 31, 2012, $2.9 million was outstanding under this letter of credit.

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

Committed Capital Securities

Fair Value Gain (Loss)

	First Quarter,
	2012	2011
	(in millions)
AGC CCS	$(8.5)	$0.3
AGM CPS	(5.4)	0.2

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

14. Earnings Per Share

Computation of Earnings Per Share

	First Quarter
	2012	2011
	(in millions, except per share amounts)
Basic earnings per share (“EPS”):
Net income (loss) attributable to AGL	$(483.0)	$139.3
Less: Distributed and undistributed income (loss) available to nonvested shareholders	(0.6)	0.2
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries	$(482.4)	$139.1
Basic shares	182.4	183.9
Basic EPS	$(2.65)	$0.76
Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries	$(482.4)	$139.1
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	—	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries	$(482.4)	$139.1
Basic shares	182.4	183.9
Effect of dilutive securities:
Options and restricted stock awards	—	0.8
Equity units	—	2.4
Diluted shares	182.4	187.1
Diluted EPS	$(2.65)	$0.74
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	18.7	4.9

15. Other Comprehensive Income

The following tables present the changes in the balances of each component of accumulated other comprehensive income.

Three Months Ended March 31, 2012

(in millions)

	Net Unrealized Gains (Losses) on Investments	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
Balance, December 31, 2011	$366.7	$(8.6)	$9.4	$367.5
Other comprehensive income (loss)	29.2	1.8	(0.1)	30.9
Balance, March 31, 2012	$395.9	$(6.8)	$9.3	$398.4

Three Months Ended March 31, 2011

(in millions)

	Net Unrealized Gains (Losses) on Investments	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
Balance, December 31, 2010	$109.7	$(7.7)	$9.8	$111.8
Other comprehensive income (loss)	(26.5)	1.2	(0.1)	(25.4)
Balance, March 31, 2011	$83.2	$(6.5)	$9.7	$86.4

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

16. Subsidiary Information

The following tables present the condensed consolidating financial information for AGMH and AGUS, which have issued publicly traded debt securities that are fully and unconditionally guaranteed by AGL as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011. The information for AGMH and AGUS presents its subsidiaries on the equity method of accounting.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2012

(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$43.2	$31.9	$68.1	$11,351.0	$—	$11,494.2
Investment in subsidiaries	4,131.1	3,357.2	2,785.6	2,923.3	(13,197.2)	—
Premiums receivable, net of ceding commissions payable	—	—	—	1,159.7	(141.0)	1,018.7
Ceded unearned premium reserve	—	—	—	1,654.4	(1,023.0)	631.4
Deferred acquisition costs	—	—	—	216.4	(87.4)	129.0
Reinsurance recoverable on unpaid losses	—	—	—	333.7	(180.8)	152.9
Credit derivative assets	—	—	—	490.3	(26.7)	463.6
Deferred tax asset, net	—	22.3	(76.1)	1,098.4	(12.8)	1,031.8
Intercompany receivable	—	—	—	300.0	(300.0)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	2,827.7	—	2,827.7
Other	16.3	40.8	21.6	811.2	(134.4)	755.5
TOTAL ASSETS	$4,190.6	$3,452.2	$2,799.2	$23,166.1	$(15,103.3)	$18,504.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$6,822.8	$(983.6)	$5,839.2
Loss and LAE reserve	—	—	—	1,148.5	(194.0)	954.5
Long-term debt	—	519.8	417.0	97.9	—	1,034.7
Intercompany payable	—	—	—	300.0	(300.0)	—
Credit derivative liabilities	—	0.2	—	2,442.8	(26.7)	2,416.3
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	3,450.8	—	3,450.8
Other	8.1	8.9	20.9	847.0	(258.1)	626.8
TOTAL LIABILITIES	8.1	528.9	437.9	15,109.8	(1,762.4)	14,322.3
TOTAL SHAREHOLDERS’ EQUITY	4,182.5	2,923.3	2,361.3	8,056.3	(13,340.9)	4,182.5
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,190.6	$3,452.2	$2,799.2	$23,166.1	$(15,103.3)	$18,504.8

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

16. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2011

(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$32.9	$99.5	$61.4	$11,119.5	$—	$11,313.3
Investment in subsidiaries	4,606.7	3,730.0	2,801.3	3,258.1	(14,396.1)	—
Premiums receivable, net of ceding commissions payable	—	—	—	1,149.6	(146.7)	1,002.9
Ceded unearned premium reserve	—	—	—	1,739.1	(1,030.2)	708.9
Deferred acquisition costs	—	—	—	223.3	(90.9)	132.4
Reinsurance recoverable on unpaid losses	—	—	—	211.8	(142.5)	69.3
Credit derivative assets	—	—	—	503.4	(34.5)	468.9
Deferred tax asset, net	—	22.5	(76.9)	867.2	(9.3)	803.5
Intercompany receivable	—	—	—	300.0	(300.0)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	2,819.1	—	2,819.1
Other	23.1	(71.3)	26.9	836.5	(108.8)	706.4
TOTAL ASSETS	$4,662.7	$3,780.7	$2,812.7	$23,027.6	$(16,259.0)	$18,024.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$6,949.4	$(986.6)	$5,962.8
Loss and LAE reserve	—	—	—	834.2	(155.2)	679.0
Long-term debt	—	519.5	415.1	103.7	—	1,038.3
Intercompany payable	—	—	—	300.0	(300.0)	—
Credit derivative liabilities	—	0.2	—	1,807.1	(34.5)	1,772.8
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	3,458.4	—	3,458.4
Other	11.1	2.9	15.7	674.7	(242.6)	461.8
TOTAL LIABILITIES	11.1	522.6	430.8	14,127.5	(1,718.9)	13,373.1
TOTAL SHAREHOLDERS’ EQUITY	4,651.6	3,258.1	2,381.9	8,900.1	(14,540.1)	4,651.6
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,662.7	$3,780.7	$2,812.7	$23,027.6	$(16,259.0)	$18,024.7

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

16. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$188.5	$5.2	$193.7
Net investment income	—	—	0.3	101.2	(3.7)	97.8
Net realized investment gains (losses)	—	—	—	1.3	—	1.3
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	(56.9)	—	(56.9)
Net unrealized gains (losses)	—	—	—	(633.8)	—	(633.8)
Net change in fair value of credit derivatives	—	—	—	(690.7)	—	(690.7)
Equity in earnings of subsidiaries	(476.5)	(353.3)	(6.5)	(360.0)	1,196.3	—
Other	—	—	—	40.8	(0.3)	40.5
TOTAL REVENUES	(476.5)	(353.3)	(6.2)	(718.9)	1,197.5	(357.4)
EXPENSES
Loss and LAE	—	—	—	249.2	(2.4)	246.8
Amortization of deferred acquisition costs	—	—	—	8.9	(3.5)	5.4
Interest expense	—	9.9	13.4	5.1	(3.7)	24.7
Other operating expenses	6.5	0.4	0.2	55.1	(0.9)	61.3
TOTAL EXPENSES	6.5	10.3	13.6	318.3	(10.5)	338.2
INCOME (LOSS) BEFORE INCOME TAXES	(483.0)	(363.6)	(19.8)	(1,037.2)	1,208.0	(695.6)
Total provision (benefit) for income taxes	—	(3.6)	(12.2)	(208.4)	11.6	(212.6)
NET INCOME (LOSS)	$(483.0)	$(360.0)	$(7.6)	$(828.8)	$1,196.4	$(483.0)

OTHER COMPREHENSIVE INCOME (LOSS)	$30.9	$25.1	$17.0	$56.3	$(98.4)	$30.9

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

16. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$251.4	$2.6	$254.0
Net investment income	—	—	0.2	100.9	(3.7)	97.4
Net realized investment gains (losses)	—	—	—	2.8	—	2.8
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	35.4	—	35.4
Net unrealized gains (losses)	—	—	—	(271.6)	—	(271.6)
Net change in fair value of credit derivatives	—	—	—	(236.2)	—	(236.2)
Equity in earnings of subsidiaries	147.7	175.1	291.6	168.6	(783.0)	—
Other	—	—	—	162.1	(1.1)	161.0
TOTAL REVENUES	147.7	175.1	291.8	449.6	(785.2)	279.0
EXPENSES
Loss and LAE	—	—	—	(26.8)	1.3	(25.5)
Amortization of deferred acquisition costs	—	—	—	11.1	(7.4)	3.7
Interest expense	—	9.8	13.4	5.3	(3.7)	24.8
Other operating expenses	8.4	0.2	0.5	55.1	(1.4)	62.8
TOTAL EXPENSES	8.4	10.0	13.9	44.7	(11.2)	65.8
INCOME (LOSS) BEFORE INCOME TAXES	139.3	165.1	277.9	404.9	(774.0)	213.2
Total provision (benefit) for income taxes	—	(3.5)	(4.8)	79.4	2.8	73.9
NET INCOME (LOSS)	$139.3	$168.6	$282.7	$325.5	$(776.8)	$139.3

OTHER COMPREHENSIVE INCOME (LOSS)	$(25.4)	$(17.8)	$(20.0)	$(43.1)	$80.9	$(25.4)

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

16. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$29.2	$(67.6)	$37.0	$181.7	$(105.0)	$75.3
Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(0.3)	(10.4)	(371.9)	—	(382.6)
Sales	—	—	—	189.3	—	189.3
Maturities	—	—	0.7	252.8	—	253.5
Sales (purchases) of short-term investments, net	(10.3)	27.0	2.7	(162.1)	—	(142.7)
Net proceeds from financial guaranty variable entities’ assets	—	—	—	137.6	—	137.6
Repayment of notes receivable from PFC LLC	—	—	—	46.4	—	46.4
Other	—	—	—	5.2	—	5.2
Net cash flows used in investing activities	(10.3)	26.7	(7.0)	97.3	—	106.7
Cash flows from financing activities
Dividends paid	(16.4)	—	(30.0)	(75.0)	105.0	(16.4)
Share activity under option and incentive plans	(2.5)	—	—	—	—	(2.5)
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(192.9)	—	(192.9)
Payment of long-term debt	—	—	—	(5.4)	—	(5.4)
Net cash flows provided by (used in) financing activities	(18.9)	—	(30.0)	(273.3)	105.0	(217.2)
Effect of exchange rate changes	—	—	—	2.7	—	2.7
Increase (decrease) in cash	(0.0)	(40.9)	—	8.4	—	(32.5)
Cash at beginning of period	0.0	71.7	—	142.8	—	214.5
Cash at end of period	$0.0	$30.8	$0.0	$151.2	$—	$182.0

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2012

16. Subsidiary Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$12.0	$6.3	$(7.2)	$(111.2)	$(22.0)	$(122.1)
Cash flows from investing activities
Fixed maturity securities:
Purchases	—	—	(0.3)	(511.4)	—	(511.7)
Sales	—	—	—	299.9	—	299.9
Maturities	—	—	0.2	183.4	—	183.6
Sales (purchases) of short-term investments, net	(1.4)	(16.4)	7.3	252.8	—	242.3
Net proceeds from financial guaranty variable entities’ assets	—	—	—	162.5	—	162.5
Other	—	—	—	4.2	—	4.2
Net cash flows used in investing activities	(1.4)	(16.4)	7.2	391.4	—	380.8
Cash flows from financing activities
Dividends paid	(8.3)	—	—	(22.0)	22.0	(8.3)
Share activity under option and incentive plans	(2.3)	—	—	—	—	(2.3)
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(241.6)	—	(241.6)
Payment of long-term debt	—	—	—	(5.1)	—	(5.1)
Net cash flows provided by (used in) financing activities	(10.6)	—	—	(268.7)	22.0	(257.3)
Effect of exchange rate changes	—	—	—	1.8	—	1.8
Increase (decrease) in cash	—	(10.1)	—	13.3	—	3.2
Cash at beginning of period	—	13.0	—	95.4	—	108.4
Cash at end of period	$—	$2.9	$—	$108.7	$—	$111.6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Form 10-Q contains information that includes or is based upon forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements give the expectations or forecasts of future events of Assured Guaranty Ltd. (“AGL” and, together with its subsidiaries, “Assured Guaranty” or the “Company”). These statements can be identified by the fact that they do not relate strictly to historical or current facts and relate to future operating or financial performance.

Any or all of Assured Guaranty’s forward looking statements herein are based on current expectations and the current economic environment and may turn out to be incorrect. Assured Guaranty’s actual results may vary materially. Among factors that could cause actual results to differ materially are:

•                  rating agency action, including a ratings downgrade, a change in outlook, the placement of ratings on watch for downgrade, or a change in rating criteria, at any time, of Assured Guaranty or any of its subsidiaries and/or of transactions that Assured Guaranty’s subsidiaries have insured, all of which have occurred in the past;

•                  developments in the world’s financial and capital markets that adversely affect issuers’ payment rates, Assured Guaranty’s loss experience, its access to capital, its unrealized (losses) gains on derivative financial instruments or its investment returns;

•                  changes in the world’s credit markets, segments thereof or general economic conditions;

•                  the impact of rating agency action with respect to sovereign debt and the resulting effect on the value of securities in the Company’s investment portfolio and collateral posted by and to the Company;

•                  more severe or frequent losses implicating the adequacy of Assured Guaranty’s expected loss estimates;

•                  the impact of market volatility on the mark-to-market of Assured Guaranty’s contracts written in credit default swap form;

•                  reduction in the amount of insurance opportunities available to Assured Guaranty;

•                  deterioration in the financial condition of Assured Guaranty’s reinsurers, the amount and timing of reinsurance recoverables actually received and the risk that reinsurers may dispute amounts owed to Assured Guaranty under its reinsurance agreements;

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

•                  other governmental actions;

•                  difficulties with the execution of the Assured Guaranty’s business strategy;

•                  contract cancellations;

•                  Assured Guaranty’s dependence on customers;

•                  loss of key personnel;

•                  adverse technological developments;

•                  the effects of mergers, acquisitions and divestitures;

•                  natural or man-made catastrophes;

•                  other risks and uncertainties that have not been identified at this time;

•                  management’s response to these factors; and

•                  other risk factors identified in Assured Guaranty’s filings with the U.S. Securities and Exchange Commission (the “SEC”).

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

Convention

Unless otherwise noted, ratings on Assured Guaranty’s insured portfolio reflect its internal rating. Although Assured Guaranty’s rating scale is similar to that used by the nationally recognized statistical rating organizations, the ratings may not be the same as ratings assigned by any such rating agency. For example the super senior category, which is not generally used by rating agencies, is used by Assured Guaranty in instances where its AAA-rated exposure has additional credit enhancement due to either (1) the existence of another security rated AAA that is subordinated to Assured Guaranty’s exposure or (2) Assured Guaranty’s exposure benefitting from a different form of credit enhancement that would pay any claims first in the event that any of the exposures incurs a loss, and such credit enhancement, in management’s opinion, causes Assured Guaranty’s attachment point to be materially above the AAA attachment point.

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

A downgrade by Moody’s Investor Services, Inc. (“Moody’s”) or Standard and Poor’s Ratings Services (“S&P”) of the financial strength ratings of the Company’s insurance subsidiaries may have a negative impact on the Company’s liquidity. A downgrade may trigger (1) increased claims on some of the Company’s insurance policies, in certain cases, on a more accelerated basis than when the original transaction closed; or (2) termination payments or collateral posting under credit default swap (“CDS”) contracts. A downgrade in the financial strength ratings may also enable beneficiaries of the Company’s policies to cancel the credit protection offered by the Company and cease paying premium. A downgrade may also enable primary insurance companies that had ceded business to the Company to recapture a significant portion of its in-force financial guaranty reinsurance business. On March 20, 2012, Moody’s placed the ratings of AGL and its subsidiaries, including the financial strength ratings of the insurance subsidiaries, on review for possible downgrade.

Available Information

The Company maintains an Internet web site at www.assuredguaranty.com. The Company makes available, free of charge, on its web site (at www.assuredguaranty.com/investor-information/by-company/assured-guaranty-ltd/sec-filings) the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (d) of the Exchange Act as soon as reasonably practicable after the Company files such material with, or furnishes it to, the SEC. The Company also makes available, free of charge, through its web site (at www.assuredguaranty.com/governance) links to the Company’s Corporate Governance Guidelines, its Code of Conduct and the charters for its Board Committees.

The Company routinely posts important information for investors on its web site (at www.assuredguaranty.com/about-us/company-statements). The Company uses this web site as a means of disclosing material, non-public information and for complying with its disclosure obligations under SEC Regulation FD. Accordingly, investors should monitor the Investor Information portion of the Company’s web site, in addition to following the Company’s press releases, SEC filings, public conference calls, presentations and webcasts.

The information contained on, or that may be accessed through, the Company’s web site is not incorporated by reference into, and is not a part of, this report.

Executive Summary

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and accompanying notes which appear elsewhere in this 10-Q. It contains forward looking statements that involve risks and uncertainties. Please see “Forward Looking Statements” for more information. The Company’s actual results could differ materially from those anticipated in these forward looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-Q, particularly under the headings “Forward Looking Statements.”

This executive summary of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Quarterly Report. For a complete description of events, trends and uncertainties, as well as the capital, liquidity, credit, operational and market risks and the critical accounting policies and estimates affecting the Company, this Quarterly Report should be read in its entirety and in addition to Assured Guaranty’s Annual Report on Form 10-K.

Economic Environment

The Company continued to be the most active provider of financial guaranty insurance in the three months ended March 31, 2012 (“First Quarter 2012”) as a result of its financial strength and its ability to maintain its financial strength ratings in the double-A ratings category throughout the financial crisis. All of the Company’s pre-2007 financial guaranty competitors, except AGM, which the Company acquired in 2009, have had their financial strength ratings downgraded by rating agencies to below investment grade levels or are no longer rated, rendering them unable to underwrite new business. Business conditions have been difficult for the entire financial guaranty insurance industry since mid-2007 and the Company continues to face challenges in maintaining its market penetration today.

While the overall economic environment in the U.S. in First Quarter 2012 was stronger than in the three months ended March 31, 2011 (“First Quarter 2011”), housing delinquency trends have not improved, unemployment rates have declined but remain relatively high, crude oil prices rose by 9.3%, and the ultimate credit experience on U.S. residential mortgage-backed securities (“RMBS”) transactions underwritten from the end of 2004 through 2008 by many financial institutions, including the financial guaranty insurers, remains poor. While hiring trends have improved, it may take years to return to pre-recession levels, which may adversely affect Assured Guaranty’s loss experience on RMBS.

The U.S. municipal bond market, which has been the Company’s principal market since 2007, has also changed significantly during the past three years. Municipal credits have experienced increased budgetary stress. In addition, many states and towns have significant unfunded pension and retiree health care liabilities that create additional budgetary stress. Although total state tax collections as well as sales tax and personal income tax collections grew in First Quarter 2012,  overall tax collections are still weak compared with recent historical standards. In First Quarter 2012, new issuance volume in the U.S. and international public finance sectors increased but did not return to historical levels, and the market for financial guaranty insurance was hampered by ratings uncertainty and municipal rating recalibrations. A contributing factor to the trend of low issuance volume has been a reduction in capital spending due to municipal budget constraints and fiscal austerity, resulting in less need for increased debt, and a reluctance to increase taxes to service principal and interest costs under new debt.

In the international arena, troubled Eurozone countries are a source of stress in global equity and debt markets following the execution of the debt restructuring in Greece. Debt costs in Portugal, Spain and Italy remain elevated, and successful execution of structural reforms is necessary to avert further fiscal stress in those and other EU countries. The Company’s exposure to Greece and other troubled Eurozone countries is described in “—Results of Operations—Consolidated Results of Operations—Losses in the Insured Portfolio” and “—Insured Portfolio—Selected European Exposures.”

The current economic environment has had a significant negative impact on the demand by investors for financial guaranty policies, and it is uncertain when or if demand for financial guaranties will return to their pre-economic crisis level. In particular, there has been limited new issue activity and also limited demand for financial guaranties in First Quarter 2012 in both the global structured finance and international infrastructure finance markets. As a result, near-term opportunities for financial guaranties in these two sectors are largely in secondary markets. The Company expects that global structured finance and international infrastructure opportunities will increase in the future as the global economy recovers, issuers return to the capital markets for financings and institutional investors again utilize financial guaranties, although the Company cannot assure that this will occur. Financial guaranties had been an essential component of capital market financings for international infrastructure projects and asset-based lending, such as for auto loans and leases and equipment financings, but these financings have been largely financed in recent years with relatively short-term bank loans.

In First Quarter 2012, the Company continued to be affected by a negative perception of financial guaranty insurers arising from the financial distress suffered by other companies in the industry during the financial crisis. S&P announced in January 2011 that it would be revising its bond insurance rating criteria and it was not until November 2011 that AGM and AGC were assigned financial strength ratings of AA- (Stable Outlook). AGM and AGC’s financial strength ratings have been rated Aa3 (Negative Outlook) by Moody’s since December 2009. However, on March 20, 2012, Moody’s placed the ratings of AGL and all of its subsidiaries, including those of insurers AGM, AGC, Assured Guaranty Re Ltd. (“AG Re”) and Assured Guaranty (Europe) Ltd. (“AGE”), on review for possible downgrade. The negative perception of financial guaranty insurers arising from the financial distress suffered by other companies in the industry during the financial crisis and the rating uncertainty of the Company’s insurance subsidiaries resulted in lower demand for the Company’s insurance product.

The demand for the Company’s insurance has also been negatively impacted by its credit spread. The spread is a reflection of the risk that investors perceive with the Company. The higher the spread, the lower the benefit of the Company’s guaranty. If investors view the Company as being only marginally less risky, or perhaps even as risky, as the uninsured security, the coupon on a security insured by the Company may not be much lower, or may be the same as, an uninsured security offered by the same issuer. Accordingly, issuers may be unwilling to pay a premium for the Company to insure their securities if the insurance does not lower the costs of issuance. While AGC and AGM credit spreads declined significantly in First Quarter 2012 compared with December 31, 2011, they remained high compared to pre-2007 credit spreads.

Financial Performance of Assured Guaranty

Financial Results

	First Quarter
	2012	2011	Change
	(dollars in millions, except per share amounts)
Selected income statement data
Net earned premiums	$193.7	$254.0	$(60.3)
Net investment income	97.8	97.4	0.4
Realized gains (losses) and other settlements on credit derivatives	(56.9)	35.4	(92.3)
Net unrealized gains (losses) on credit derivatives	(633.8)	(271.6)	(362.2)
Fair value gains (losses) on financial guaranty variable interest entities	(36.6)	119.6	(156.2)
Loss and loss adjustment expenses	(246.8)	25.5	(272.3)
Other operating expenses	(61.3)	(62.8)	1.5
Net income (loss).	(483.0)	139.3	(622.3)
Diluted earnings per share	$(2.65)	$0.74	$(3.39)
Selected non-GAAP measures(1)
Operating income	$71.2	$247.4	$(176.2)
Operating income per share	0.38	1.32	(0.94)
Present value of new business production (“PVP”)	56.3	52.5	3.8

(1)                                  Please refer to “—Non-GAAP Financial Measures.”

Credit spreads of underlying CDS obligations and consolidated financial guaranty variable interest entities (“FG VIEs”), and the Company’s own credit spreads, have had a significant effect on reported net income.  In First Quarter 2012, the Company reported net loss of $483.0 million primarily as a result of the tightening of AGC credit spreads (which have the effect of increasing unrealized losses on credit derivatives), loss and loss adjustment expenses (“LAE”) due primarily to the Company’s insured Greek sovereign debt of $189.3 million, and fair value losses on consolidated FG VIEs. In First Quarter 2011, the Company reported net income of $139.3 million, which included unrealized losses on credit derivatives due to tightening of the Company’s own credit spreads, fair value gains related to FG VIEs and the benefit related to the Bank of America Agreement.  Non-GAAP operating income, which excludes, among other items, fair value adjustments considered to be non-economic, was $71.2 million in First Quarter 2012 compared with $247.4 million in First Quarter 2011.  The decline in operating income was primarily attributable to loss expense related to the Company’s exposure to insured Greek sovereign debt.

The decrease in net earned premiums was consistent with the expected amortization of deferred premium revenue and was offset in part by an increase in refundings and accelerations. Net investment income was relatively flat compared with First Quarter 2011. Realized gains (losses) and other settlements on credit derivatives decreased as expected as the book of business amortizes and also due to an increase in claim payments. Loss and LAE in First Quarter 2012 reflects an increase in Greek sovereign debt losses, while First Quarter 2011 benefited significantly from increased estimates of recoveries for breaches of representations and warranties (“R&W”) which largely offset increases in projected losses on the U.S. RMBS portfolio. Net economic loss development measures changes in the ultimate expected losses of the Company and was $211.8 million in First Quarter 2012 driven primarily by increases in projected losses on insured Greek sovereign debt and other structured finance obligations.

Key Business Strategies

The Company has been focused on three principal strategies: loss mitigation, including the pursuit of recoveries for R&W breaches and of servicing improvements; strengthening its capital position; and new business development.

Loss Mitigation

On May 8, 2012, Assured Guaranty reached a settlement with Deutsche Bank AG and certain of its affiliates (collectively, “Deutsche Bank”), resolving claims related to certain RMBS transactions issued, underwritten or sponsored by Deutsche Bank that were insured by Assured Guaranty under financial guaranty insurance policies and to certain RMBS exposures in re-securitization transactions as to which Assured Guaranty provides credit protection through CDS.

Assured Guaranty received a cash payment of $165.6 million from Deutsche Bank upon signing of the agreement (the “Deutsche Bank Agreement”), a portion of which will partially reimburse Assured Guaranty for past losses on certain transactions. Assured Guaranty and Deutsche Bank have also entered into loss sharing arrangements covering future RMBS related losses, which are described below. Under the Deutsche Bank Agreement, Deutsche Bank AG will place approximately $282.7 million of eligible assets in trust in order to collateralize the obligations of a reinsurance affiliate under the loss-sharing arrangements, and the Deutsche Bank reinsurance affiliate may post additional collateral in the future to satisfy rating agency requirements.

The settlement includes eight RMBS transactions (“Covered Transactions”) that Assured Guaranty has insured through financial guaranty insurance policies. The Covered Transactions are backed by first lien and second lien mortgage loans. Under the Deutsche Bank Agreement, the Deutsche Bank reinsurance affiliate will reimburse 80% of Assured Guaranty’s future losses on the Covered Transactions until Assured Guaranty’s aggregate losses (including those to date that are partially reimbursed by the $165.6 million cash payment) reach $318.8 million. Assured Guaranty currently projects that the Covered Transactions will not generate aggregate losses in excess of $318.8 million. In the event aggregate losses exceed $388.8 million, the reinsurance affiliate is required to resume reimbursement at the rate of 85% of Assured Guaranty’s losses in excess of $388.8 million until such losses reach $600.0 million. The Covered Transactions represented $581 million of gross par outstanding as of April 25, 2012.

Certain uninsured tranches (“Uninsured Tranches”) of three of the Covered Transactions are included as collateral in RMBS re- securitization transactions as to which Assured Guaranty provides credit protection through CDS. Under the Deutsche Bank Agreement, the Deutsche Bank reinsurance affiliate will reimburse losses on the CDS in an amount equal to 60% of losses in these Uninsured Tranches until the aggregate losses in the Uninsured Tranches reach $141.1 million. Assured Guaranty currently projects that the Uninsured Tranches will not generate losses in excess of $141.1 million. In the event aggregate losses exceed $161.1 million, reimbursement resumes at the rate of 60% until the aggregate losses reach $185.1 million. The reinsurance affiliate is required to reimburse any losses in excess of $185.1 million at the rate of 100% until the aggregate losses reach $247.8 million. The Uninsured Tranches represent $337 million of gross par outstanding as of April 25, 2012.

Assured Guaranty had filed complaints against Deutsche Bank on two of the Covered Transactions.  As part of the settlement, Assured Guaranty has settled its litigation against Deutsche Bank on those two Covered Transactions and on one other RMBS transaction.  See Note 4 of the Financial Statements, Financial Guaranty Insurance Contracts, “Recovery Litigation—RMBS Transactions” for information about the RMBS transactions subject to the settlement.

The terms of the Deutsche Bank settlement were largely reflected in Assured Guaranty’s 2011 financial guaranty insurance net expected losses.

Except for the Uninsured Tranches, the settlement does not include Assured Guaranty’s CDS with Deutsche Bank. The parties have agreed to continue efforts to resolve CDS-related claims.

Net expected loss to be paid for both financial guaranty insurance and credit derivatives increased $211.8 million in First Quarter 2012. The Company continued its risk remediation strategies which lowered losses and also created additional rating agency capital. The following are examples of the strategies employed by the Company.

The Company is continuing to purchase attractively priced below-investment-grade (“BIG”) obligations that it had insured in order to mitigate losses, which resulted in a reduction to net expected loss to be paid of $481.4 million as of March 31, 2012. As of March 31, 2012, the carrying value of assets purchased or obtained for loss mitigation purposes was $550.6 million, with a par of $1,864.0 million.

The Company has established a group to mitigate RMBS losses by influencing mortgage servicing, including, if possible, causing the transfer of servicing or establishing special servicing. As a result of the Company’s efforts, at March 31, 2012 the servicing of approximately $1.3 billion of mortgage loans had been transferred to a new servicer and another $2.2 billion of mortgage loans were being special serviced. (“Special servicing” is an industry term referencing more intense servicing applied to delinquent loans aimed at mitigating losses.) The Company also agreed to terminate its exposure to certain structured finance risks, and it reassumed risks that it had ceded to certain lower rated reinsurers.

Capital Position

The Company has been pursuing strategies to improve its rating agency capital position. As part of that effort, in January 2012, AGC and AGM entered into an aggregate excess of loss reinsurance facility that covers certain U.S. public finance credits insured or reinsured by AGC or AGM as of September 30, 2011. At AGC’s and AGM’s option, the facility will cover losses occurring from January 1, 2012 through December 31, 2019 or from January 1, 2013 through December 31, 2020. The contract terminates, unless AGC and AGM choose to extend it, on January 1, 2014. The facility attaches when AGC’s or AGM’s net losses exceed in the aggregate $2 billion and covers a portion of the next $600 million of losses, with the reinsurers assuming pro rata in the aggregate $435 million of the $600 million of losses and AGC and AGM jointly retaining the remaining $165 million of losses. The reinsurers are required to be rated at least AA- (Stable outlook) through December 31, 2014 or to post collateral sufficient to provide AGM and AGC with the same reinsurance credit as reinsurers rated AA-. This facility provides additional rating agency capital credit.

New Business Development

Management believes that the Company is able to provide value not only by insuring the timely payment of scheduled interest and principal amounts when due, but also through its underwriting skills and surveillance capabilities. Few individual or even institutional investors have the analytic resources to cover the tens of thousands of municipal credits in the market. For those exposures that the Company guarantees, it undertakes the tasks of credit selection, analysis, negotiation of terms, surveillance and, if necessary, remediation. Management believes this allows retail investors to participate more widely, institutional investors to operate more efficiently, and smaller, less well-known issuers to gain market access on a more cost-effective basis.

Municipal Market Data(1)

	First Quarter 2012		Year Ended December 31, 2011
	Par	Number of issues	Par	Number of issues
	(dollars in billions, except number of issues)
New municipal bonds issued	$78.2	2,953	$285.2	10,176
Insured by AGC and AGM(2)	3.7	350	15.2	1,228

(1)                                  Based on the date the transactions are sold.

(2)                                  Represents 100% market share.

U.S Public Finance Market Data

	As of March 31, 2012	As of December 31, 2011	As of March 31, 2011
Market penetration par	4.7%	4.8%	4.9%
Market penetration based on number of issues	11.9	11.6	10.9
% of single A par sold	18.2	12.9	13.3
% of single A transactions sold	36.6	31.2	35.8
% of under $25 million par sold	14.9	13.9	13.3
% of under $25 million transactions sold	13.6	12.7	11.8

As a continuation of its strategy to create value, on January 24, 2012, the Company announced a three-part agreement with Radian Asset Assurance Inc. (“Radian”) under which it reassumed $12.9 billion of par it had previously ceded to Radian, reinsured approximately $1.8 billion of Radian public finance par and agreed to acquire MIAC, which is licensed to provide financial guaranty insurance and reinsurance in 38 U.S. jurisdictions including the District of Columbia. The purchase of MIAC is subject to regulatory approval and is expected to close in the first half of 2012. In addition to the Radian reassumption, the Company also reassumed $6.2 billion in par from Tokio Marine & Nichido Fire Insurance Co., Ltd. (“Tokio”). The Company recognized $83.3 million in pre-tax commutation gains as a result of these transactions.

PVP represents the present value of estimated future earnings primarily on new financial guaranty contracts written in the period, before consideration of cessions to reinsurers. See “—Non-GAAP Measures—PVP or Present Value of New Business Production.”

New Business Production

	First Quarter
	2012	2011
	(in millions)
PVP:
Public Finance—U.S.
Assumed from Radian	$21.9	$—
Primary Markets	27.2	26.7
Secondary Markets	3.3	7.3
Structured Finance—U.S.	3.9	11.3
Structured Finance—non-U.S.	—	7.2
Total PVP	$56.3	$52.5
Gross Par Written:
Public Finance—U.S.
Assumed from Radian	$1,797	$—
Primary Markets	2,902	1,886
Secondary Markets	144	333
Structured Finance—U.S.	38	100
Structured Finance—non-U.S.	—	—
Total PVP	$4,881	$2,319

PVP was $56.3 million for First Quarter 2012, compared with $52.5 million for First Quarter 2011. PVP for First Quarter 2012 includes $21.9 million in assumed public finance business from Radian, representing the Company’s first third party assumed reinsurance treaty written since 2009. Direct U.S. public finance PVP was slightly lower than First Quarter 2011 due to differences in the mix of business and tightening of spreads. Direct U.S. public finance par written increased 37.3% in First Quarter 2012 when compared to First Quarter 2011. First Quarter 2012 market penetration, based on par, was consistent with First Quarter 2011 and, based on number of new-issue transactions, increased to 11.9% from 10.9% in First Quarter 2011. In today’s challenging market environment, the Company has continued to adhere to its strict underwriting standards, as demonstrated by the increase in the average internal rating of direct par written from A- in First Quarter 2011 to A in First Quarter 2012. As mentioned, pricing varies due to the mix of business; however, premium rates in First Quarter 2012, excluding the Radian assumption, were consistent by sector and asset class with First Quarter 2011.

Structured finance business production varies significantly from quarter to quarter based on market conditions and new issuances. A significant portion of the decline in PVP in First Quarter 2012 relates to the structured finance sector.

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

An understanding of the Company’s accounting policies for these items is of critical importance to understanding its consolidated financial statements. See Part II, Item 8. “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for a discussion of significant accounting policies and fair value methodologies. The following discussion of the results of operations includes information regarding the estimates and assumptions used for these items and should be read in conjunction with the notes to the Company’s consolidated financial statements.

Change in Accounting for Deferred Acquisition Costs

The Company adopted a new pronouncement on January 1, 2012, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which specifies that certain costs incurred in the successful acquisition of new and renewal insurance contracts should be capitalized. These costs include costs of contract acquisition that result directly from and are essential to the contract transaction and would not have been incurred by the insurance entity had the contract transaction not occurred. Costs incurred by the insurer for soliciting potential customers, market research, training, administration, unsuccessful acquisition efforts, and product development as well as all overhead type costs should be charged to expense as incurred. The Company adopted this new guidance with retrospective application and revised previously issued historical financial statements. See Note 4, Financial Guaranty Insurance Contracts, of the Financial Statements.

Effect of Retrospective Application of New Deferred Acquisition Cost Guidance

	As Reported First Quarter 2011	Retroactive Application Adjustment	As Revised First Quarter 2011
	(in millions except per share amounts)
Statement of Operations:
Amortization of deferred acquisition costs	$7.4	$(3.7)	$3.7
Other operating expenses	56.8	6.0	62.8
Total expenses	63.5	2.3	65.8
Income (loss) before income taxes	215.5	(2.3)	213.2
Total provision (benefit) for income taxes	74.9	(1.0)	73.9
Net income (loss)	140.6	(1.3)	139.3
Earnings per share:
Basic	$0.76	$—	$0.76
Diluted	0.75	(0.01)	0.74

Consolidated Results of Operations

Consolidated Results of Operations

	First Quarter
	2012	2011
	(in millions)
Revenues:
Net earned premiums	$193.7	$254.0
Net investment income	97.8	97.4
Net realized investment gains (losses)	1.3	2.8
Change in fair value of credit derivatives:
Realized gains (losses) and other settlements	(56.9)	35.4
Net unrealized gains	(633.8)	(271.6)
Net change in fair value of credit derivatives	(690.7)	(236.2)
Fair value gain (loss) on committed capital securities	(13.9)	0.5
Fair value gains (losses) on FG VIEs	(36.6)	119.6
Other income	91.0	40.9
Total revenues	(357.4)	279.0
Expenses:
Loss and LAE	246.8	(25.5)
Amortization of deferred acquisition costs	5.4	3.7
Interest expense	24.7	24.8
Other operating expenses	61.3	62.8
Total expenses	338.2	65.8
Income (loss) before provision for income taxes	(695.6)	213.2
Provision (benefit) for income taxes	(212.6)	73.9
Net income (loss)	$(483.0)	$139.3

Net Earned Premiums

Net earned premiums are recognized over the remaining contractual lives, or in the case of homogeneous pools of insured obligations, the expected remaining lives of financial guaranty insurance contracts.

Net Earned Premiums

	First Quarter
	2012	2011
	(in millions)
Financial guaranty:
Public finance
Scheduled net earned premiums and accretion	$83.0	$91.2
Refundings and accelerations(1)	36.6	29.6
Total public finance	119.6	120.8
Structured finance
Scheduled net earned premiums and accretion(2)	73.7	132.7
Total structured finance	73.7	132.7
Other	0.4	0.5
Total net earned premiums	$193.7	$254.0

(1)                                  Reflects the unscheduled refunding or early termination of underlying insured obligations.

(2)                                  Excludes $17.0 million in First Quarter 2012 and $19.1 million in First Quarter 2011 related to consolidated FG VIEs.

Net earned premiums decreased in First Quarter 2012 compared with First Quarter 2011, primarily due to the decline in structured finance scheduled net earned premium corresponding to the decline in the par outstanding, offset in part by an increase in refundings and accelerations in First Quarter 2012. At March 31, 2012, $5.3 billion of net deferred premium revenue remained to be earned over the life of the insurance contracts. Due to the runoff of deferred premium revenue, which includes acquisition accounting adjustments, net earned premiums are expected to decrease each year unless replaced by new business. Net earned premiums reported under GAAP exclude the net earned premium related to consolidated FG VIEs. Had the FG VIEs not been consolidated in First Quarter 2012 and 2011, the decline in net earned premiums would have been 23%.

Net Investment Income

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets.

Net investment income increased slightly in First Quarter 2012 compared with First Quarter 2011 due to a shift to longer duration assets, higher income on loss mitigation bonds and additional earnings on higher invested asset balances offset by a reduction in income due to an increase in RMBS prepayment speeds and a decrease in income due to the elimination of income related to consolidated FG VIE’s. The pre-tax book yield was 3.96% at March 31, 2012 and 3.89% at March 31, 2011, respectively.

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses). OTTI included below was primarily attributable to mortgage-backed securities that were acquired for loss mitigation purposes and municipal and asset-backed securities where we have the intent to sell.

Net Realized Investment Gains (Losses)

	First Quarter
	2012	2011
	(in millions)
Realized investment gains (losses) on sales of investments	$6.2	$7.4
OTTI:
Intent to sell	(0.3)	(2.7)
Credit losses on securities	(4.6)	(1.9)
OTTl	(4.9)	(4.6)
Net realized investment gains (losses)	$1.3	$2.8

Other Income

Other income is comprised of recurring income items such as foreign exchange revaluation of premiums receivable, ancillary fees on financial guaranty policies such as commitment, consent and processing fees as well as other revenue items on financial guaranty insurance and reinsurance contracts such as commutation gains on re-assumptions of previously ceded business.

Other Income

	First Quarter
	2012	2011
Foreign exchange gain (loss) on revaluation of premium receivable	$10.0	$12.9
Commutation gains (losses)	83.3	24.1
Other	(2.3)	3.9
Total other income	$91.0	$40.9

Over the past several years, the Company has entered into several commutations in order to reassume previously ceded books of business from BIG financial guaranty companies and its other reinsurers. In First Quarter 2012, the Company reassumed two previously ceded reinsurance contracts from Radian and Tokio in exchange for a cash payment to the Company of $210 million. These two transactions represent $19.1 billion in par and $106.1 million in related unearned premium reserve. The commutation gains related to these reassumptions were $83.3 million. In First Quarter 2011, the Company reassumed two previously ceded reinsurance contracts for $0.3 billion in par and $2.3 million in related unearned premium reserve. The commutation gains related to these reassumption were $24.1 million.

Other Operating Expenses and Amortization of Deferred Acquisition Costs

Other operating expenses and amortization of deferred acquisition costs were affected by the retrospective application of new accounting guidance which changed the type and amount of expenses that  may be deferred and amortized. The effect of this new guidance on First Quarter 2011 was an increase in operating expenses of $6.0 million and a decrease in amortization of deferred acquisition costs of $3.7 million. The guidance was retrospectively applied and therefore prior period amounts presented herein have been revised from previously reported amounts. Other operating expenses were relatively consistent with First Quarter 2011 and deferral rates were 5% in First Quarter 2012 compared with First Quarter 2011.

Losses in the Insured Portfolio

The insured portfolio includes policies accounted for under three separate accounting models depending on the characteristics of the contract and the Company’s control rights. The following provides a very summarized description of the three accounting models; however, please refer to Notes 5, 7 and 8 in Item 8. “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for a full description of the three accounting models: financial guaranty insurance, credit derivatives and consolidated FG VIEs. The three models are as follows:

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

•                  For contracts accounted for as credit derivatives, the Company records the fair value of these contracts on the consolidated balance sheet with changes in fair value recorded in the consolidated statement of operations. In periods prior to 2009, when the Company was actively writing credit derivatives, they were considered an extension of the financial guaranty insurance business. The Company’s credit derivatives included non-standard terms and are not actively traded as are credit derivatives in other financial services industries. As a result, management expects the fair value gains and losses to reverse to zero as the contract approaches maturity, except for economic claim payments. See “—Net Change in Fair Value of Credit Derivatives.” Expected claim payments are considered in the fair value of each contract and is an important measure for management to analyze the net economic loss on credit derivatives. The fair value recorded on the balance sheet represents a hypothetical exit price determined using significant Level 3 inputs in an internally developed model while the expected loss to be paid uses methodologies and assumptions consistent with financial guaranty insurance expected losses to be paid. See Note 5, Fair Value Measurement, of the Financial Statements.

•                  For consolidated FG VIEs expected loss to be paid is reflected in the fair value of the FG VIEs liabilities. The Company carries the assets and liabilities of the FG VIEs at fair value under the fair value option election. Management assesses credit impairment on consolidated FG VIEs in the same manner as other financial guaranty insurance or credit derivative contracts. The fair value of FG VIEs recorded on the balance sheet reflects additional factors other than expected loss such as changes in market spreads and the Company’s own credit spreads. These contracts are not actively traded and therefore management expects the fair value gains and losses to reverse to zero as the contract approaches maturity, except for economic claim payments made by AGC and AGM. Expected loss to be paid for FG VIEs pursuant to AGC’s and AGM’s financial guaranty policies is calculated in a manner consistent with financial guaranty insurance contracts.

In order to effectively evaluate and manage the economics of the entire insured portfolio, management compiles and analyzes loss information for all policies on a consistent basis. That is, management monitors and assigns ratings and calculates expected losses in the same manner for all its exposures regardless of form or differing accounting models. Management also considers contract specific characteristics that affect the estimates of expected loss. The discussion of expected losses in “—U.S. RMBS Loss Projections”, “—U.S. RMBS Loss Mitigation” and “—Other Non-RMBS Losses” below encompasses expected losses on all policies in the insured portfolio, whatever the accounting treatment, while Note 4, Financial Guaranty Insurance Contracts, of the Financial Statements , encompasses only those policies accounted for as financial guaranty insurance.

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

Surveillance personnel present analyses related to potential losses to the Company’s loss reserve committees for consideration in estimating the expected loss to be paid. Such analyses includes the consideration of various scenarios with potential probabilities assigned to them. Depending upon the nature of the risk, the

Company’s view of the potential size of any loss and the information available to the Company, that analysis may be based upon individually developed cash flow models, internal credit rating assessments and sector-driven loss severity assumptions or judgmental assessments. In the case of its assumed business, the Company may conduct its own analysis as just described or, depending on the Company’s view of the potential size of any loss and the information available to the Company, the Company may use loss estimates provided by ceding insurers. The Company’s loss reserve committees review and refresh the estimate of expected loss to be paid each quarter. The Company’s estimate of ultimate loss on a policy is subject to significant uncertainty over the life of the insured transaction due to the potential for significant variability in credit performance as a result of economic, fiscal and financial market variability over the long duration of most contracts. The determination of expected loss to be paid is an inherently subjective process involving numerous estimates, assumptions and judgments by management.

U.S. RMBS Loss Projections

The Company projects losses on its insured U.S. RMBS on a transaction-by-transaction basis by projecting the performance of the underlying pool of mortgages over time and then applying the structural features (i.e., payment priorities or tranching) of the RMBS to the projected performance of the collateral over time. The resulting projected claim payments or reimbursements are then discounted using risk-free rates. For transactions where the Company projects it will receive recoveries from providers of R&W, it projects the amount of recoveries and either establishes a recovery for claims already paid or reduces its projected claim payments accordingly.

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

The shape of the RMBS loss projection curves used by the Company assume that the housing and mortgage markets will eventually improve. The Company retained the same general shape of the RMBS loss projection curves at March 31, 2012 as December 31, 2011, reflecting the Company’s view, based on its observation of continued elevated levels of early stage delinquencies, that the housing and mortgage market recovery is occurring at a slower than previously expected pace.

The scenarios the Company used to project RMBS collateral losses for second lien RMBS transactions at March 31, 2012 were essentially the same as those it used at December 31, 2011, except that based on its observation of the continued elevated levels of early stage delinquencies, as noted above, the Company retained the same general shape of its RMBS loss projection curves. This had the effect of reflecting a slower recovery in the housing market than had been assumed at December 31, 2011.

The Company used the same general approach to project RMBS collateral losses for first lien RMBS transactions at March 31, 2012 as it did at December 31, 2011, except that, as noted above, based on its observation of the continued elevated levels of early stage delinquencies, the Company retained the same general shape of its RMBS loss projection curves. This had the effect of reflecting a slower recovery in the housing market than had been assumed at December 31, 2011.

The Company also used generally the same methodology to project the credit received for recoveries in R&W at March 31, 2012 as December 31, 2011. The primary differences relate to the refinement of the calculation of benefits due to potential agreements with R&W providers with which it is having discussions. Compared with year-end 2011, the Company calculated R&W credits for one more first lien transaction subject to settlement discussion with an R&W provider.

Further detail regarding the assumptions and variables the Company used to project collateral losses in its U.S. RMBS portfolio may be found in Note 4, Financial Guaranty Insurance Contracts, of the Financial Statements “U.S. Second Lien RMBS Loss Projections: HELOCs and Closed-End Second Lien” and “U.S. First Lien RMBS Loss Projections: Alt-A First Lien, Option ARM, Subprime and Prime.”

U.S. RMBS Loss Mitigation

On April 14, 2011, Assured Guaranty reached a comprehensive agreement with Bank of America Corporation and its subsidiaries, including Countrywide Financial Corporation and its subsidiaries (collectively, “Bank of America”), regarding their liabilities with respect to 29 RMBS transactions insured by Assured Guaranty, including claims relating to reimbursement for breaches of R&W and historical loan servicing issues (“Bank of America Agreement”). Of the 29 RMBS transactions, eight are second lien transactions and 21 are first lien transactions. The Bank of America Agreement covers Bank of America-sponsored securitizations that AGM or AGC has insured, as well as certain other securitizations containing concentrations of Countrywide-originated loans that AGM or AGC has insured. The transactions covered by the Bank of America Agreement have a gross par outstanding of $4.2 billion ($3.9 billion net par outstanding) as of March 31, 2012.

During First Quarter 2012 Bank of America paid the final $57.3 million in respect of covered second lien transactions, bringing the total paid to $1.1 billion. In return, the Company agreed to release its claims for the repurchase of mortgage loans underlying the eight second lien transactions (i.e. Assured Guaranty will retain the risk of future insured losses without further offset for R&W claims against Bank of America).

In addition, Bank of America agreed to reimburse Assured Guaranty 80% of claims Assured Guaranty pays on the 21 first lien transactions, until aggregate collateral losses on such RMBS transactions reach $6.6 billion. The Company accounts for the 80% loss sharing agreement with Bank of America as subrogation. As the Company calculates expected losses for these 21 first lien transactions, such expected losses will be offset by an R&W benefit from Bank of America for 80% of these amounts. As of March 31, 2012, Bank of America had placed approximately $1,007 million of eligible assets in trust in order to collateralize the reimbursement obligation relating to the first lien transactions. The amount of assets required to be posted may increase or decrease from time to time, as determined by rating agency requirements. As of March 31, 2012, the Company’s estimate of expected future recoveries for the first lien transactions covered under the Bank of America Agreement was $544 million, discounted and gross of reinsurance. As of March 31, 2012, cumulative collateral losses on the 21 first lien RMBS transactions were approximately $2.2 billion. The Company estimates that cumulative projected collateral losses for these first lien transactions will reach $5.0 billion, which will result in estimated gross future expected losses to the Company of $680.5 million before considering R&W recoveries from Bank of America, and $136.1 million after considering such R&W recoveries. As of March 31, 2012, the Company had been reimbursed $76.3 million and had invoiced for an additional $13.9 million in claims paid in March with respect to the covered first lien transactions under the Bank of America Agreement.

The Company believes the Bank of America Agreement and Deutsche Bank Agreement were significant steps in the effort to recover U.S. RMBS losses the Company experienced resulting from breaches of R&W. The Company is continuing to pursue other representation and warranty providers for U.S. RMBS transactions it has insured and is in discussions with other R&W providers regarding potential agreements. It has also initiated litigation against R&W providers. See “Recovery Litigation” in Note 4, Financial Guaranty Insurance Contracts, of the Financial Statements for a discussion of the litigation proceedings the Company has initiated against other R&W providers.

Through March 31, 2012 the Company has caused entities providing R&Ws to pay or agree to pay approximately $2.4 billion in respect of their R&W liabilities. Of this, $1.8 billion are payments made or to be made directly to the Company pursuant to agreements with R&W providers (e.g. the Bank of America Agreement) and approximately $603 million are amounts paid (or committed to be paid) into the relevant RMBS transactions pursuant to the transaction documents.

The $1.8 billion of payments made or to be made directly to the Company by R&W providers includes $1.3 billion that has already been received by the Company as well as $558 million the Company projects receiving in the future pursuant to such currently existing agreements. Because most of that $558 million is projected to be received through loss-sharing arrangements, the exact amount the Company will receive will depend on actual losses experienced by the covered transactions. That $558 million is included in the Company’s calculated credit for R&W recoveries, described below.

The $603 million paid, or committed to be paid, by R&W providers into the relevant RMBS transactions pursuant to the transaction documents flow through the transaction “waterfalls.” Because the Company may insure only a portion of the capital structure of a transaction, such payments will not necessarily directly benefit the Company dollar-for-dollar, especially in first lien transactions. However, such payments do reduce collateral pool losses and so usually reduce the Company’s expected losses.

Based on this success in pursuing R&W breaches to date, the Company calculates a credit for future R&W recoveries where the R&W were provided by an entity the Company believes to be financially viable and where the Company already has access or believes it will attain access to the underlying mortgage loan files. Where the Company has an agreement or potential agreement with an R&W provider (e.g., the Bank of America Agreement), that credit is based on the agreement or potential agreement. In second lien RMBS transactions where there is no agreement or advanced discussions, this credit is based on a percentage of actual repurchase rates achieved across those transactions where material repurchases have been made, while in first lien RMBS transactions, where there is no agreement or advanced discussions, this credit is estimated by reducing collateral losses projected by the Company to reflect a percentage of the recoveries the Company believes it will achieve, which factor is derived based on the number of breaches identified to date and incorporated scenarios based on the amounts the Company was able to negotiate under the Bank of America Agreement. The first lien approach is different from the second lien approach because the Company’s first lien transactions have multiple tranches and a more complicated method is required to correctly allocate credit to each tranche. In each case, the credit is a function of the projected lifetime collateral losses in the collateral pool, so an increase in projected collateral losses increases the R&W credit calculated by the Company. Further detail regarding how the Company calculates these credits may be found under “Breaches of Representations and Warranties” in Note 4, Financial Guaranty Insurance Contracts, of the Financial Statements. The net expected losses to be paid includes an R&W credit of $1,631.0 million net of reinsurance. As of the date of this filing, $840.4 million of this amount is the projected benefit of existing agreements with Bank of America and Deutsche Bank.

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

Non-RMBS Losses

The Company has insured or reinsured $2.8 billion net par of student loan securitizations, $1.3 billion issued by private issuers and classified as asset-backed and $1.5 billion issued by public authorities and classified as public finance. Of these amounts, $170.7 million and $609.6 million, respectively, are rated BIG. The Company is projecting approximately $65.4 million of net expected loss to be paid in these portfolios. In general, the losses are due to: (i) the poor credit performance of private student loan collateral; (ii) high interest rates on auction rate securities with respect to which the auctions have failed or (iii) high interest rates on variable rate demand obligations that have been put to the liquidity provider by the holder and are therefore bearing high

“bank bond” interest rates. The largest of these losses was approximately $24.7 million and related to a transaction backed by a pool of private student loans ceded to AG Re by another monoline insurer. The guaranteed bonds were issued as auction rate securities that now bear a high rate of interest due to the downgrade of the primary insurer’s financial strength rating. Further, the underlying loan collateral has performed below expectations. The decrease of approximately $9.2 million in net expected loss during First Quarter 2012 is primarily due to the increase in risk free rates used for discounting as well as some favorable experience with respect to prospective commutations potentially achieved by the primary insurer on some transactions.

The Company projects losses for trust preferred securities collateralized debt obligations (“TruPS CDOs”) by projecting the performance of the asset pools across several scenarios (which it weights) and applying the CDO structures to the resulting cash flows. As of March 31, 2012, the Company has projected net expected losses to be paid for TruPS CDOs of $58.2 million. The decrease of approximately $6.0 million in net expected loss during First Quarter 2012 was driven primarily by the increase in the risk free rate used to discount loss projections (which was partially offset by refinements and updates of the model used to project losses).

The Company has insured $2.4 billion of net par in XXX life insurance reserve securitizations based on discrete blocks of individual life insurance business of which $923.0 million is rated BIG. Based on its analysis of the information currently available, including estimates of future investment performance provided by the investment manager, and projected credit impairments on the invested assets and performance of the blocks of life insurance business at March 31, 2012, the Company’s projected net expected loss to be paid of $125.7 million. The decrease of approximately $5.9 million during First Quarter 2012 is due primarily to the increase in the risk free rate used to discount loss projections (offset in part by loss development related to updated mortality experience).

As of March 31, 2012 the Company had exposure to sovereign debt of Greece through financial guarantees of €200.0 million of debt (€165.1 million on a net basis) due in 2037 with a 4.5% fixed coupon and €114.1 million of inflation-linked debt (€52.6 million on a net basis) due in 2057 with a 2.085% coupon. See “—Insured Portfolio—Selected European Exposures.” On February 24, 2012, Greece announced the terms of exchange offers and consent solicitations that requested the voluntary participation by holders of certain Greek bonds, including the insured 2037 and 2057 bonds, in an exchange that would result in the cancellation of such bonds in exchange for a package of replacement securities with lower principal amounts, and requested the consent of holders to amendments of the bonds that could be used to impose the same terms on holders that do not voluntarily participate in the exchange.  In March 2012, the exchange was imposed through collective action clauses on the Company’s exposure to the 2037 bonds.  In April 2012, the Company consented to the exchange with respect to its exposure on the 2057 bonds.  The exchanges have caused the Company to recognize an inception to date economic loss development of $334.1 million gross of reinsurance and $231.9 million, net of reinsurance and net of salvage received in the form of such exchanged securities, as of March 31, 2012. This represents an increase from the equivalent amounts of $64.7 million gross of reinsurance and $42.6 million net of reinsurance as of December 31, 2011.

The Company also has expected losses for certain other transactions discussed in Note 4, Financial Guaranty Insurance Contracts, of the Financial Statements, including Jefferson County and transactions backed by manufactured housing loans.

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

Net Expected Loss to be Paid

	As of March 31, 2012
	Financial Guaranty Insurance(1)	FG VIEs	Total Financial Guaranty Insurance and FG VIEs(1)	Credit Derivatives(2)	Total
	(in millions)
US RMBS:
First lien:
Prime first lien	$2.2	$—	$2.2	$—	$2.2
Alt-A first lien	117.3	(0.4)	116.9	151.3	268.2
Option ARM	74.1	1.2	75.3	43.6	118.9
Subprime	98.2	52.2	150.4	97.4	247.8
Total first lien	291.8	53.0	344.8	292.3	637.1
Second Lien:
Closed-end second lien	(57.6)	(32.1)	(89.7)	(11.5)	(101.2)
Home equity lines of credit (“HELOCs”)	133.9	(176.4)	(42.5)	—	(42.5)
Total second lien	76.3	(208.5)	(132.2)	(11.5)	(143.7)
Total U.S. RMBS	368.1	(155.5)	212.6	280.8	493.4
TruPS	8.5	—	8.5	49.7	58.2
Other structured finance	196.8	—	196.8	98.5	295.3
Public finance(3)	334.5	—	334.5	1.6	336.1
Total	$907.9	$(155.5)	$752.4	$430.6	$1,183.0

	As of December 31, 2011
	Financial Guaranty Insurance(1)	FG VIEs	Total Financial Guaranty Insurance and FG VIEs(1)	Credit Derivatives(2)	Total
	(in millions)
US RMBS:
First lien:
Prime first lien	$1.8	$—	$1.8	$—	$1.8
Alt-A first lien	130.2	4.7	134.9	159.6	294.5
Option ARM	128.0	24.9	152.9	57.5	210.4
Subprime	95.7	44.6	140.3	101.0	241.3
Total first lien	355.7	74.2	429.9	318.1	748.0
Second Lien:
Closed-end second lien	(57.7)	(21.9)	(79.6)	(6.5)	(86.1)
HELOCs	127.9	(159.0)	(31.1)	—	(31.1)
Total second lien	70.2	(180.9)	(110.7)	(6.5)	(117.2)
Total U.S. RMBS	425.9	(106.7)	319.2	311.6	630.8
TruPS	13.2	—	13.2	51.0	64.2
Other structured finance	239.6	—	239.6	102.5	342.1
Public finance(3)	66.0	—	66.0	0.9	66.9
Total	$744.7	$(106.7)	$638.0	$466.0	$1,104.0

(1)           Refer to Note 4 of the Financial Statements, Financial Guaranty Insurance Contracts, for additional information related to the accounting for financial guaranty insurance contracts.

(2)           Refer to Note 6 of the Financial Statements, Financial Guaranty Contracts Accounted for as Credit Derivatives, for additional information related to the accounting for credit derivative contracts.

(3)           Includes expected loss to be paid of $285.9 million and of March 31, 2012 and $42.6 million as of December 31, 2011 related to Greek sovereign debt.

The following table presents a roll forward of the net expected loss to be paid for the three months ended March 31, 2012 before and after consideration of R&W benefits. The amounts presented below do not represent amounts recorded as loss reserves in the consolidated financial statements because of the various accounting models required under GAAP, but instead represent the economic changes in loss estimates for the insured portfolio as a whole, which is how management analyzes the information. Expected losses to be paid are first calculated without consideration of the expected R&W benefit. Then, based on updated loss estimates, loan reviews, executed contractual agreements such as the Bank of America Agreement, and progress made on receiving commitments to put-back defective loans, the expected R&W benefit is updated, which reduces the net amount of expected loss to be paid. Amounts presented are net of cessions to third-party reinsurers.

Net Expected Loss to be Paid, Before Benefit for Recoveries of R&W

Roll Forward by Sector(1)

	Net Expected Loss to be Paid as of December 31, 2011	Economic Loss Development(2)	(Paid) Recovered Losses	Net Expected Loss to be Paid as of March 31, 2012
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$4.8	$1.0	$—	$5.8
Alt-A first lien	701.7	25.7	(26.0)	701.4
Option ARM	934.8	26.1	(106.9)	854.0
Subprime	342.8	10.5	(9.1)	344.2
Total first lien	1,984.1	63.3	(142.0)	1,905.4
Second lien:
Closed-end second lien	137.7	(5.1)	(12.2)	120.4
HELOCs	158.8	9.8	(70.0)	98.6
Total second lien	296.5	4.7	(82.2)	219.0
Total U.S. RMBS	2,280.6	68.0	(224.2)	2,124.4
TruPS	64.2	(4.4)	(1.6)	58.2
Other structured finance	342.1	(22.4)	(24.4)	295.3
Public finance	66.9	221.4	47.8	336.1
Total	$2,753.8	$262.6	$(202.4)	$2,814.0

Net Expected Loss to be Paid, Net of Benefit for Recoveries of R&W

Roll Forward by Sector(1)

	Net Expected Loss to be Paid as of December 31, 2011	Economic Loss Development(2)	(Paid) Recovered Losses	Net Expected Loss to be Paid as of March 31, 2012
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$1.8	$0.4	$—	$2.2
Alt-A first lien	294.5	(1.3)	(25.0)	268.2
Option ARM	210.4	(2.2)	(89.3)	118.9
Subprime	241.3	15.6	(9.1)	247.8
Total first lien	748.0	12.5	(123.4)	637.1
Second lien:
Closed-end second lien	(86.1)	(2.9)	(12.2)	(101.2)
HELOCs	(31.1)	7.6	(19.0)	(42.5)
Total second lien	(117.2)	4.7	(31.2)	(143.7)
Total U.S. RMBS	630.8	17.2	(154.6)	493.4
TruPS	64.2	(4.4)	(1.6)	58.2
Other structured finance	342.1	(22.4)	(24.4)	295.3
Public finance	66.9	221.4	47.8	336.1
Total	$1,104.0	$211.8	$(132.8)	$1,183.0

(1)           Amounts exclude reserves for mortgage business of $1.9 million and $1.9 million as of March 31, 2012 and December 31, 2011, respectively.

(2)           Economic loss development includes the effects of changes in assumptions based on observed market trends, changes in discount rates, accretion of discount and the economic effects of loss mitigation efforts.

Total economic loss development in First Quarter 2012 was $211.8 million. The primary driver of the economic loss development was $189.3 million related to exposure to sovereign debt of Greece. U.S. RMBS development was $17.2 million which reflects higher losses in the underlying collateral, largely offset by a higher R&W benefit. Where the Company has an agreement with an R&W provider (e.g., the Bank of America Agreement and Deutsche Bank Agreement) or, where potential recoveries may be higher due to settlements, that benefit is based on the agreement or probability of a potential agreement.  Due to an increase in interest rates in First Quarter 2012 and the GAAP requirement to update discount rates at each reporting period to the current risk free rates, the economic loss development was positively affected, although this change does not reflect credit improvement or impairment in the underlying collateral.

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

For financial guaranty contracts accounted for as insurance, the amounts reported in the GAAP financial statements may only reflect a portion of the current period’s economic development and may also include a portion of prior-period economic development. The difference between economic loss development and loss and LAE recognized in income is essentially loss development and accretion for financial guaranty insurance contracts that is, or was previously, absorbed in unearned premium reserve. Such amounts had not yet been recognized in income. The table below provides a comparison of the pretax reported amounts under both GAAP net income and non-GAAP operating income, and economic loss development by sector.

Comparison of Loss Measures

	First Quarter 2012			First Quarter 2011
	Loss and LAE Reported(1)	Loss Expense Non-GAAP Operating Basis(2)	Economic Loss Development	Loss and LAE Reported(1)	Loss Expense Non-GAAP Operating Basis(2)	Economic Loss Development
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$0.4	$0.4	$0.4	$(0.1)	$(0.1)	$0.1
Alt-A first lien	(0.2)	(2.4)	(1.3)	3.1	11.7	14.4
Option ARM	49.4	51.6	(2.2)	(60.6)	(35.2)	(119.4)
Subprime	5.7	13.4	15.6	(18.6)	22.5	13.4
Total first lien	55.3	63.0	12.5	(76.2)	(1.1)	(91.5)
Second lien:
Closed-end second lien	(0.1)	(2.7)	(2.9)	(10.9)	(36.7)	(133.7)
HELOCs	15.3	15.1	7.6	57.1	61.0	77.6
Total second lien	15.2	12.4	4.7	46.2	24.3	(56.1)
Total U.S. RMBS	70.5	75.4	17.2	(30.0)	23.2	(147.6)
Other structured finance	(32.4)	(36.8)	(26.8)	20.3	17.9	12.5
Public finance(3)	208.7	208.8	221.4	(15.8)	(15.8)	(13.2)
Total	$246.8	$247.4	$211.8	$(25.5)	$25.3	$(148.3)

(1)	Represents amounts reported on the consolidated statements of operations in accordance with GAAP, which include only those policies that are accounted for as financial guaranty insurance.

(2)

Represents reported loss and LAE adjusted to include comparable amounts related to FG VIEs and credit derivatives in a manner consistent with the financial guaranty insurance accounting model. This represents “loss expense” included in operating income.

(3)	First Quarter 2012 columns include losses related to Greek sovereign debt.

The table below presents the expected timing of loss recognition for insurance contracts on both a reported GAAP and non-GAAP operating income basis.

Present Value (“PV”) of Financial Guaranty Insurance Net Expected Loss to be Expensed

As of March 31, 2012

	Net Expected Loss to be Expensed
	In GAAP Reported Income	In Non-GAAP Operating Income
	(in millions)
2012 (April 1 — June 30)	$17.8	$19.2
2012 (July 1 — September 30)	17.0	19.5
2012 (October 1 — December 31)	15.5	19.2
Subtotal 2012	50.3	57.9
2013	58.4	76.9
2014	46.8	66.1
2015	41.2	57.9
2016	33.2	48.1
2017-2021	136.9	185.7
2022-2026	74.0	98.8
2027-2031	35.8	64.4
After 2031	27.2	59.0
Total expected PV of net expected loss to be expensed	503.8	714.8
Discount	292.6	360.7
Total future value	$796.4	$1,075.5

The table below provides a reconciliation of the Company’s expected loss to be paid to expected loss to be expensed. See Note 4, Financial Guaranty Insurance Contracts, of the Financial Statements.

Financial Guaranty Insurance

Reconciliation of Present Value of Net Expected Loss to be Paid

and Present Value of Net Expected Loss to be Expensed

	As of March 31, 2012
	GAAP Reported Basis(2)	Non-GAAP Operating Income Basis
	(in millions)
Net expected loss to be paid	$907.9	$752.4
Contra-paid, net	71.2	208.6
Salvage and subrogation recoverable, net	324.4	616.6
Loss and LAE reserve, net(1)	(799.7)	(862.8)
Net expected loss to be expensed	$503.8	$714.8

(1)           Represents loss and LAE reserves, net of reinsurance recoverable on unpaid losses, excluding $1.9 million in reserves for other runoff lines of business as of March 31, 2012.

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

These contracts generally qualify as derivatives under U.S. GAAP, and are reported at fair value, with changes in fair value included in earnings. Fair value is defined as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties. The fair value gain or loss is based on estimated market pricing and may not be an indication of ultimate claims. Changes in fair value of credit derivatives occur because of changes in interest rates, credit spreads, credit ratings of the referenced obligations, the Company’s credit spread, settlements and other market factors. The unrealized gains (losses) on credit derivatives, excluding expected losses to be paid (which are included in the previous section), is expected to reverse to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure or early termination that was not anticipated in the expected losses to be paid. Expected losses to be paid in respect of contracts accounted for as credit derivatives are included in the discussion above: “—Losses in the insured portfolio.” See also “—Liquidity and Capital Resources—Liquidity Requirements and Sources.”

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

These models are primarily developed internally based on market conventions for similar transactions that the Company observed in the past. There has been very limited new issuance activity in this market over the past three years and as of March 31, 2012, market prices for the Company’s credit derivative contracts were generally not available. Inputs include various market indices, credit spreads, the Company’s own credit spread, and estimated contractual payments to estimate the fair value of its credit derivatives.

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

Net Change in Fair Value of Credit Derivatives Gain (Loss)

	First Quarter
	2012	2011
	(in millions)
Net credit derivative premiums received and receivable	$28.9	$59.6
Net ceding commissions (paid and payable) received and receivable	(0.1)	1.4
Realized gains on credit derivatives	28.8	61.0
Net credit derivative losses (paid and payable) recovered and recoverable	(85.7)	(25.6)
Total realized gains (losses) and other settlements on credit derivatives	(56.9)	35.4
Net unrealized gains (losses) on credit derivatives	(633.8)	(271.6)
Net change in fair value of credit derivatives	$(690.7)	$(236.2)

Net credit derivative premiums have declined in First Quarter 2012 compared with First Quarter 2011 due primarily to the decline in the net par outstanding to $83.0 billion at March 31, 2012 from $106.4 billion at March 31, 2011. In First Quarter 2011, CDS contracts totaling $2.6 billion in net par were terminated for total net payments to the Company of $15.5 million. Because the Company no longer anticipates writing new business using a CDS form of execution, premiums are expected to decline in the foreseeable future. These contracts had carried high rating agency capital charges prior to termination. The increase in net credit derivative losses paid and payable was due to higher payments on film securitization transaction.

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

Five-Year CDS Spread on AGC and AGM

	As of March 31, 2012	As of December 31, 2011
Quoted price of CDS contract (in basis points):
AGC	743	1,140
AGM	555	778

Net Change in Unrealized Gains (Losses) in Credit Derivatives By Sector

	First Quarter
Asset Type	2012	2011
	(in millions)
Pooled corporate obligations:
Collateralize loan obligations/Collateralized bond obligations	$7.3	$2.0
Synthetic investment grade pooled corporate	1.6	10.5
Synthetic high yield pooled corporate	10.8	(2.8)
TruPS CDOs	(13.8)	(20.8)
Market value CDOs of corporate obligations	(0.4)	(0.1)
Total pooled corporate obligations	5.5	(11.2)
U.S. RMBS:
Alt-A option ARMs and Alt-A first lien	(517.7)	(267.6)
Subprime first lien (including net interest margin)	(26.1)	(24.1)
Prime first lien	(86.1)	0.6
Closed end second lien and HELOCs	0.5	0.3
Total U.S. RMBS	(629.4)	(290.8)
Commercial mortgage-backed securities (“CMBS”)	0.2	0.7
Other(1)	(10.1)	29.7
Total	$(633.8)	$(271.6)

(1)           “Other” includes all other U.S. and international asset classes, such as commercial receivables, international infrastructure, international RMBS securities, and pooled infrastructure securities.

In First Quarter 2012, U.S. RMBS unrealized fair value losses were generated primarily in the prime first lien, Alt-A, Option ARM and subprime RMBS sectors due to wider implied net spreads. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC’s name as the market cost of AGC’s credit protection decreased. These transactions were pricing above their floor levels (or the minimum rate at which the Company would consider assuming these risks based on historical experience); therefore when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, decreased the implied spreads that the Company would expect to receive on these transactions increased. The cost of AGM’s credit protection also decreased during the quarter, but did not lead to significant fair value losses, as the majority of AGM policies continue to price at floor levels.

In First Quarter 2011, U.S. RMBS unrealized fair value losses were generated primarily in the Option ARM, Alt-A first lien, and Subprime RMBS sectors due to wider implied net spreads. The wider implied net spreads were a result of price deterioration as well as the decreased cost to buy protection in AGC’s name as the market cost of AGC’s credit protection declined. These transactions were pricing above their floor levels, therefore when the cost of purchasing CDS protection on AGC declined, which management refers to as the CDS spread on AGC, the implied spreads that the Company would expect to receive on these transactions increased. The cost of AGM’s credit protection remained relatively flat during the quarter. The unrealized fair value gain within the Other asset class resulted from price improvement on a XXX life-securitization policy within the quarter.

Effect of the Company’s Credit Spread Change on

Fair Value of Credit Derivatives Gain (Loss)

	First Quarter
	2012	2011
	(in millions)
Change in fair value of credit derivatives:
Before considering implication of the Company’s credit spreads	$713.0	$(41.0)
Resulting from change in the Company’s credit spreads	(1,346.8)	(230.6)
After considering implication of the Company’s credit spreads	$(633.8)	$(271.6)

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

Historically, the price of CDS traded on AGC and AGM moves directionally the same as general market spreads. An overall narrowing of spreads generally results in an unrealized gain on credit derivatives for the Company, and an overall widening of spreads generally results in an unrealized loss for the Company. In certain circumstances, due to the fact that spread movements are not perfectly correlated, the narrowing or widening of the price of CDS traded on AGC and AGM, can have a more significant financial statement impact than the changes in underlying collateral prices. The following table summarizes the estimated change in fair values on the net balance of the Company’s CDS positions assuming immediate parallel shifts in credit spreads on AGC and AGM and on the risks that they both assume.

	As of March 31, 2012		As of December 31, 2011
Credit Spreads(1)	Estimated Net Fair Value (Pre-tax)	Estimated Change in Gain/(Loss) (Pre-tax)	Estimated Net Fair Value (Pre-tax)	Estimated Change in Gain/(Loss) (Pre-tax)
	(in millions)
100% widening in spreads	$(4,060.1)	$(2,107.4)	$(2,739.7)	$(1,435.8)
50% widening in spreads	(3,009.8)	(1,057.1)	(2,023.6)	(719.7)
25% widening in spreads	(2,484.6)	(531.9)	(1,665.7)	(361.8)
10% widening in spreads	(2,169.5)	(216.8)	(1,450.9)	(147.0)
Base Scenario	(1,952.7)	—	(1,303.9)	—
10% narrowing in spreads	(1,774.4)	178.3	(1,188.7)	115.2
25% narrowing in spreads	(1,497.0)	455.7	(1,018.4)	285.5
50% narrowing in spreads	(1,037.1)	915.6	(741.4)	562.5

(1)           Includes the effects of spreads on both the underlying asset classes and the Company’s own credit spread.

Fair Value Gain (Loss) on Committed Capital Securities

Committed capital securities (“CCS”) consist of committed preferred trust securities which allow AGC and AGM to issue preferred stock to trusts created for the purpose of issuing such securities that invest in high quality investments and selling put options to AGC and AGM in exchange for cash. The fair value of CCS represents the difference between the present value of remaining expected put option premium payments under AGC’s CCS (the “AGC CCS Securities”) and AGM’s Committed Preferred Trust Securities (the “AGM CPS Securities”) agreements and the estimated present value that the Company would hypothetically have to pay currently for a comparable security.  The estimated current cost of the Company’s CCS depends on several factors, including broker-dealer quotes for the outstanding securities, the U.S.dollar forward swap curve, London Interbank Offered Rate (“LIBOR”) curve projections and the term the securities are estimated to remain outstanding. The unrealized loss for CCS for First Quarter 2012 was driven by lower quotes received from broker-dealer.

Changes in fair value of the AGM CPS and AGC CCS securities were recorded in the consolidated statements of operations. As of March 31, 2012 these securities were classified as Level 3 in the fair value hierarchy because there is a reliance on significant unobservable inputs to the valuation model, including the broker-dealer quote and the Company’s estimate of the term the securities will be outstanding. Prior to the third quarter 2011, the significant market inputs used were observable, therefore, the Company classified this fair value measurement as Level 2. The CCS were transferred to Level 3 on the fair value hierarchy in the third quarter of 2011 because the Company was no longer able to obtain the same level of pricing information as in past quarters.

Change in Unrealized Gain (Loss) on Committed Capital Securities

	First Quarter
	2012	2011
	(in millions)
AGC CCS Securities	$(8.5)	$0.3
AGM CPS Securities	(5.4)	0.2
Total	$(13.9)	$0.5

Provision for Income Tax

Deferred income tax assets and liabilities are established for the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Such temporary differences relate principally to unrealized gains and losses on investments and credit derivatives, FG VIE fair value adjustments, loss and LAE reserve, unearned premium reserve and tax attributes for net operating losses, alternative minimum tax (“AMT”) credits and foreign tax credits. As of March 31, 2012 and December 31, 2011, the Company had a net deferred income tax asset of $1,031.8 million and $803.5 million, respectively. As of March 31, 2012, the Company has foreign tax credits carried forward of $30.2 million which expire in 2018 through 2021. As of March 31, 2012, the Company has AMT credits of $32.0 million which do not expire. Foreign tax credits of $22.3 million are from its acquisition of Assured Guaranty Municipal Holdings Inc. (“AGMH”) on July 1, 2009 (“AGMH Acquisition”). The Internal Revenue Code limits the amounts of foreign tax credits and AMT credits the Company may utilize each year.

For the First Quarter 2012 income tax benefit was $212.6 million and First Quarter 2011 income tax expense was $73.9 million. The Company’s effective tax rate was 30.6% for First Quarter 2012 and 34.7% for First Quarter 2011. The Company’s effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, United Kingdom (“U.K.”) subsidiaries taxed at the U.K. corporate tax rate of 26% unless subject to U.S. tax by election or as a U.S. controlled foreign corporation, and no taxes for the Company’s Bermuda holding company and subsidiaries unless subject to U.S tax by election or as a U.S. controlled foreign corporation. For periods subsequent to April 1, 2012, the U.K. corporation tax rate has been reduced to 24%, for the periods April 1, 2011 to April 1, 2012, the U.K. corporation tax rate was 26% and prior to April 1, 2011, the U.K. corporation rate was 28%. Accordingly, the Company’s overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions. First Quarter 2012 and First Quarter 2011 had income earned primarily by taxable entities with some losses incurred in non-taxable entities, offset by tax-exempt interest, and are the primary reasons for the 30.6% and 34.7% effective tax rates respectively.

Financial Guaranty Variable Interest Entities

Pursuant to GAAP, the Company evaluated its power to direct the significant activities that most significantly impact the economic performance of VIEs that have debt obligations insured by the Company and, accordingly, where the Company is obligated to absorb VIE losses that could potentially be significant to the VIE. As of March 31, 2012, the Company determined that, based on the assessment of its control rights over servicer or collateral manager replacement, given that servicing/managing collateral were deemed to be the VIEs’ most significant activities, 35 VIEs required consolidation, compared to 33 FG VIEs consolidated at December 31, 2011. The following table presents the effects on reported GAAP income resulting from consolidating these FG VIEs and eliminating their related insurance and investment accounting entries and represents a difference between GAAP reported net income and non-GAAP operating income. See “—Non-GAAP Financial Measures—Operating Income” below.

The consolidation of FG VIEs has a significant effect on net income and shareholder’s equity due to (1) changes in fair value gains (losses) on FG VIE assets and liabilities, (2) the eliminations of premiums and losses related to the AGC and AGM insured FG VIE liabilities and (3) the elimination of investment balances related to the Company’s purchase of AGC and AGM insured FG VIE debt. Upon consolidation of a FG VIE, the related insurance and, if applicable, the related investment balances, are considered intercompany transactions and therefore eliminated.

Effect of Consolidating FG VIEs on Net Income (Loss)

	First Quarter
	2012	2011
	(in millions)
Net earned premiums	$(17.0)	$(19.1)
Net investment income	(3.2)	(0.3)
Net realized investment gains (losses)	1.4	0.3
Fair value gains (losses) on FG VIEs	(36.6)	119.6
Loss and LAE	3.2	50.7
Total pretax effect on net income	(52.2)	151.2
Less: tax provision (benefit)	(18.3)	53.0
Total effect on net income (loss)	$(33.9)	$98.2

Fair value gains (losses) on FG VIEs represents the net change in fair value on the consolidated FG VIEs’ assets and liabilities that is reported under GAAP. These contracts are not actively traded and therefore management expects the fair value gains and losses to reverse to zero as the contract approaches maturity, except for economic claim payments made by AGC and AGM. During First Quarter 2012, the Company saw price appreciation across all of the Company’s FG VIE assets and liabilities as a result of positive economic data at the beginning of the year. However, the price appreciation was greater on the wrapped FG VIE liabilities during the period, as market participants gave more value to the guarantees provided by monoline insurers. This resulted in a pre-tax fair value loss on FG VIEs of $36.6 million during the period. A pre-tax fair value gain of approximately $119.6 million was recorded on the consolidated FG VIEs during First Quarter 2011and was primarily driven by longer liquidation time lines on RMBS transactions, which resulted in an increased value for the FG VIE assets.

Expected losses to be recovered in respect of consolidated FG VIEs, which were $155.5 million as March 31, 2012 and $106.7 million as of December 31, 2011, are included in the discussion of “—Losses in the Insured Portfolio” above.

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

Operating Income

Reconciliation of Net Income (Loss) Attributable to Assured Guaranty Ltd.

to Operating Income

	First Quarter
	2012	2011
	(in millions)
Net income (loss)	$(483.0)	$139.3
Less after-tax adjustments:
Realized gains (losses) on investments	(0.7)	1.9
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(517.0)	(217.7)
Fair value gains (losses) on CCS	(9.1)	0.3
Foreign exchange gains (losses) on revaluation of premiums receivable and loss and LAE reserves	6.5	9.2
Effect of consolidating FG VIEs	(33.9)	98.2
Operating income	$71.2	$247.4

The decrease in operating income in First Quarter 2012 was primarily attributable to the loss expense on Greek sovereign exposure, the declines in net earned premiums and credit derivative revenues offset in part by commutation gains on two reassumption transactions. Operating income in First Quarter 2011 was primarily attributable to the R&W benefit taken on transactions covered under the Bank of America Agreement and updated R&W assumptions on transactions with other counterparties which was supported by the recovery realization rates in the Bank of America Agreement.

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

4)             Elimination of the after-tax foreign exchange gains (losses) on revaluation of net premium receivables and loss and LAE reserves. Long-dated receivables constitute a significant portion of the net premium receivable balance and represent the present value of future contractual or expected collections. Therefore, the current period’s foreign exchange revaluation gains (losses) are not necessarily indicative of the total foreign exchange gains (losses) that the Company will ultimately recognize.

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

Reconciliation of Shareholders’ Equity

to Adjusted Book Value

	As of March 31, 2012		As of December 31, 2011
	Total	Per Share	Total	Per Share
	(dollars in millions, except per share amounts)
Shareholders’ equity	$4,182.5	$22.91	$4,651.6	$25.52
Less after-tax adjustments:
Effect of consolidating FG VIEs	(438.7)	(2.40)	(405.2)	(2.22)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(1,021.1)	(5.59)	(498.0)	(2.74)
Fair value gains (losses) on CCS	26.0	0.14	35.0	0.19
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	353.9	1.93	318.4	1.75
Operating shareholders’ equity	5,262.4	28.83	5,201.4	28.54
After-tax adjustments:
Less: Deferred acquisition costs	173.0	0.95	174.1	0.95
Plus: Net present value of estimated net future credit derivative revenue	274.8	1.51	302.3	1.66
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	3,646.1	19.98	3,658.0	20.07
Adjusted book value	$9,010.3	$49.37	$8,987.6	$49.32

As of March 31, 2012, shareholders’ equity decreased to $4.2 billion from $4.7 billion at December 31, 2011 due primarily to net loss of $483.0 million, offset in part by unrealized gains on the investment portfolio. Adjusted book value increased slightly, mainly due to new business and commutations of reassumed business, largely offset by economic loss development primarily related to Greek exposures. Shares outstanding increased by

0.3 million due primarily to the issuance of vested restricted stock awards and restricted stock units in First Quarter 2012.

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

Net Present Value of Estimated Net Future Credit Derivative Revenue

Management believes that this amount is a useful measure because it enables an evaluation of the value of future estimated credit derivative revenue. There is no corresponding GAAP financial measure. This amount represents the present value of estimated future revenue from the Company’s credit derivative in-force book of business, net of reinsurance, ceding commissions and premium taxes for contracts without expected economic losses, and is discounted at 6%. Estimated net future credit derivative revenue may change from period to period due to changes in foreign exchange rates, prepayment speeds, terminations, credit defaults or other factors that affect par outstanding or the ultimate maturity of an obligation.

PVP or Present Value of New Business Production

Reconciliation of PVP to Gross Written Premiums

	First Quarter
	2012	2011
	(in millions)
Total PVP	$56.3	$52.5
Less: Financial guaranty installment premium PVP	4.0	18.7
Total: Financial guaranty upfront gross written premiums	52.3	33.8
Plus: Financial guaranty installment gross written premiums	36.1	(45.3)
Total gross written premiums	$88.4	$(11.5)

Management believes that PVP is a useful measure because it enables the evaluation of the value of new business production for the Company by taking into account the value of estimated future installment premiums on all new contracts underwritten in a reporting period as well as premium supplements and additional installment premium on existing contracts as to which the issuer has the right to call the insured obligation but has not exercised such right, whether in insurance or credit derivative contract form, which GAAP gross premiums written and the net credit derivative premiums received and receivable portion of net realized gains and other settlement on credit derivatives (“Credit Derivative Revenues”) do not adequately measure. PVP in respect of insurance and credit derivative contracts written in a specified period is defined as gross upfront and installment premiums received and the present value of gross estimated future installment premiums, in each case, discounted at 6% . For purposes of the PVP calculation, management discounts estimated future installment premiums on insurance contracts at 6%, while under GAAP, these amounts are discounted at a risk free rate. Additionally, under GAAP, management records future installment premiums on financial guaranty insurance contracts covering non-homogeneous pools of assets based on the contractual term of the transaction, whereas for PVP purposes, management records an estimate of the future installment premiums the Company expects to receive, which may be based upon a shorter period of time than the contractual term of the transaction. Actual future net earned or written premiums and Credit Derivative Revenues may differ from PVP due to factors including, but not limited to, changes in foreign exchange rates, prepayment speeds, terminations, credit defaults, or other factors that affect par outstanding or the ultimate maturity of an obligation.

Insured Portfolio

The following tables present the insured portfolio by asset class net of cessions to reinsurers as of March 31, 2012 and December 31, 2011. See Note 11, Reinsurance and Other Monoline Exposures, of the Financial Statements for information related to reinsurers. It includes all financial guaranty contracts outstanding as of the dates presented, regardless of the form written (i.e. credit derivative form or traditional financial guaranty insurance form) or the applicable accounting model (i.e. insurance, derivative or VIE accounting).

Net Par Outstanding and Average Internal Rating by Asset Class

	As of March 31, 2012		As of December 31, 2011
Sector	Net Par Outstanding	Avg. Rating	Net Par Outstanding	Avg. Rating
	(dollars in millions)
Public finance:
U.S.:
General obligation	$179,653	A+	$173,061	A+
Tax backed	79,977	A+	78,006	A+
Municipal utilities	66,100	A	65,204	A
Transportation	37,864	A	35,396	A
Healthcare	20,482	A	19,495	A
Higher education	16,040	A+	15,677	A+
Housing	5,875	AA-	5,696	AA-
Infrastructure finance	4,105	BBB	4,110	BBB
Investor-owned utilities	1,119	A-	1,124	A-
Other public finance—U.S.	5,284	A-	5,304	A-
Total public finance—U.S.	416,499	A+	403,073	A+
Non-U.S.:
Infrastructure finance	15,683	BBB	15,405	BBB
Regulated utilities	13,595	BBB+	13,260	BBB+
Pooled infrastructure	3,217	AA-	3,130	AA-
Other public finance—non-U.S.	7,418	A+	7,251	A+
Total public finance—non-U.S.	39,913	BBB+	39,046	BBB+
Total public finance	456,412	A	442,119	A
Structured finance:
U.S.:
Pooled corporate obligations	49,833	AAA	51,520	AAA
RMBS	20,873	BB+	21,567	BB+
CMBS and other commercial real estate related exposures	4,621	AAA	4,774	AAA
Financial products(1)	4,368	AA-	5,217	AA-
Consumer receivables	3,524	A+	4,326	AA-
Insurance securitizations	1,824	A+	1,893	A+
Commercial receivables	1,109	BBB	1,214	BBB
Structured credit	380	B	424	B-
Other structured finance—U.S.	1,252	BBB+	1,299	A-
Total structured finance—U.S.	87,784	AA-	92,234	AA-
Non-U.S.:
Pooled corporate obligations	17,419	AAA	17,731	AAA
Commercial receivables	1,639	A-	1,865	A-
RMBS	1,539	AA-	1,598	AA
Insurance securitizations	923	CCC-	964	CCC-
Structured credit	887	BBB	979	BBB
CMBS and other commercial real estate related exposures	118	AAA	180	AAA
Other structured finance—non-U.S.	377	Super Senior	378	Super Senior
Total structured finance—non-U.S.	22,902	AA	23,695	AA
Total structured finance	110,686	AA-	115,929	AA-
Total net par outstanding	$567,098	A+	$558,048	A+

The March 31, 2012 and December 31, 2011 amounts above include $56.5 billion and $59.6 billion, respectively, of AGM structured finance net par outstanding. AGM has not insured a mortgage-backed transaction since January 2008 and announced its complete withdrawal from the structured finance market in August 2008. The structured finance transactions that remain in AGM’s insured portfolio are of double-A average underlying credit quality, according to the Company’s internal rating system. Management expects AGM’s structured finance portfolio to run-off rapidly: 18% by year-end 2012, 61% by year end 2014, and 75% by year-end 2016.

The following tables set forth the Company’s net financial guaranty portfolio as of March 31, 2012 and December 31, 2011 by internal rating:

Financial Guaranty Portfolio by Internal Rating

	As of March 31, 2012
	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
Super senior	$—	—%	$1,165	2.9%	$15,756	18.0%	$5,219	22.8%	$22,140	3.9%
AAA	4,931	1.2	1,384	3.5	34,974	39.8	10,286	44.9	51,575	9.1
AA	144,987	34.8	973	2.4	10,537	12.0	936	4.1	157,433	27.7
A	219,095	52.6	11,126	27.9	4,759	5.4	1,389	6.1	236,369	41.7
BBB	42,916	10.3	22,913	57.4	4,726	5.4	3,027	13.2	73,582	13.0
BIG	4,570	1.1	2,352	5.9	17,032	19.4	2,045	8.9	25,999	4.6
Total net par outstanding	$416,499	100.0%	$39,913	100.0%	$87,784	100.0%	$22,902	100.0%	$567,098	100.0%

	As of December 31, 2011
	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
Super senior	$—	—%	$1,138	2.9%	$16,756	18.2%	$5,660	23.9%	$23,554	4.2%
AAA	5,074	1.3	1,381	3.5	35,736	38.7	10,231	43.2	52,422	9.4
AA	139,693	34.6	1,056	2.7	12,575	13.6	976	4.1	154,300	27.7
A	213,164	52.9	11,744	30.1	4,115	4.5	1,518	6.4	230,541	41.3
BBB	40,635	10.1	21,399	54.8	5,044	5.5	3,391	14.3	70,469	12.6
BIG	4,507	1.1	2,328	6.0	18,008	19.5	1,919	8.1	26,762	4.8
Total net par outstanding	$403,073	100.0%	$39,046	100.0%	$92,234	100.0%	$23,695	100.0%	$558,048	100.0%

In First Quarter 2012, the Company reclassified as AA 80% of the net par outstanding of those first lien transactions that are covered by the Bank of America Agreement and that the Company otherwise internally rated below AA. The Company reclassified those amounts as AA exposure due to the eligible assets that Bank of America has placed into trust in order to collateralize its reimbursement obligation relating to 21 first lien transactions. This reclassification resulted in a decrease of net outstanding par rated BIG as of December 31, 2011 by $1,452 million from that previously reported and, without this change, net outstanding par rated BIG as of March 31, 2012 would have been $1,382 million higher. Prior periods have been revised to conform to this presentation.

Selected European Exposure

Several European countries are experiencing significant economic, fiscal and / or political strains such that the likelihood of default on obligations with a nexus to those countries may be higher than the Company anticipated when such factors did not exist. The Company is closely monitoring its exposures in European countries where it believes heightened uncertainties exist: specifically, Greece, Hungary, Ireland, Italy, Portugal and Spain (the “Selected European Countries”). The Company selected these European countries based on its view that their credit fundamentals are deteriorating as well as on published reports identifying countries that may be experiencing reduced demand for their sovereign debt in the current environment. See “—Selected European Countries” below for an explanation of the circumstances in each country leading the Company to select that country for further discussion.

Economic Exposure to the Selected European Countries

The Company’s economic exposure to the Selected European Countries (based on par for financial guaranty contracts and notional amount for financial guaranty contracts accounted for as derivatives) is shown in the following tables, both gross and net of ceded reinsurance:

Gross Economic Exposure to Selected European Countries(1)

March 31, 2012

	Greece	Hungary	Ireland	Italy	Portugal	Spain	Total
	(in millions)
Sovereign and sub-sovereign exposure:
Public finance	$419	$—	$—	$1,399	$138	$435	$2,391
Infrastructure finance	—	481	25	360	104	177	1,147
Sub-total	419	481	25	1,759	242	612	3,538
Non-sovereign exposure:
Regulated utilities	—	—	—	246	—	17	263
RMBS	—	261	140	592	—	—	993
Commercial receivables	—	1	20	28	16	19	84
Pooled corporate	34	—	275	272	15	601	1,197
Sub-total	34	262	435	1,138	31	637	2,537
Total	$453	$743	$460	$2,897	$273	$1,249	$6,075
Total BIG	$419	$574	$16	$270	$156	$148	$1,583

Net Economic Exposure to Selected European Countries(1)

March 31, 2012

	Greece	Hungary	Ireland	Italy	Portugal	Spain	Total
	(in millions)
Sovereign and sub-sovereign exposure:
Public finance	$291	$—	$—	$1,040	$113	$270	$1,714
Infrastructure finance	—	453	25	341	104	174	1,097
Sub-total	291	453	25	1,381	217	444	2,811
Non-sovereign exposure:
Regulated utilities	—	—	—	226	—	17	243
RMBS	—	249	140	522	—	—	911
Commercial receivables	—	1	20	27	15	18	81
Pooled corporate	33	—	244	251	14	544	1,086
Sub-total	33	250	404	1,026	29	579	2,321
Total	$324	$703	$429	$2,407	$246	$1,023	$5,132
Total BIG	$291	$540	$15	$252	$130	$145	$1,373

(1)                                  While the Company’s exposures are shown in U.S. dollars, the obligations the Company insures are in various currencies, including U.S. dollars, Euros and British pounds sterling. Included in both tables above is $140.1 million of reinsurance assumed on a 2004 - 2006 pool of Irish residential mortgages that is part of the Company’s remaining $176.7 million legacy mortgage reinsurance business. The legacy mortgage reinsurance business is not included in the Company’s exposure tables elsewhere in this document because the amount of the exposure is relatively immaterial. One of the residential mortgage-backed securities included in the table above includes residential mortgages in both Italy and Germany, and only the portion of the transaction equal to the portion of the original mortgage pool in Italian mortgages is shown in the tables.

Included in “Public Finance” in the tables above are $291 million (net of reinsurance) of bonds of the Hellenic Republic of Greece. See “—Results of Operations—Consolidated Results of Operations—Losses in the

Insured Portfolio—Other Non-RMBS Losses.” The Company has not guaranteed any other sovereign bonds of the Selected European Countries. (The remainder of the “Public Finance Category” is from transactions backed by receivable payments from sub-sovereigns in Italy, Spain and Portugal.)

The tables above include the par amount of financial guaranty contracts accounted for as derivatives. The Company’s credit derivative transactions are governed by ISDA documentation, and the Company is required to make a loss payment on them only upon the occurrence of one or more defined credit events with respect to the referenced securities or loans. For those financial guaranty contracts included in the tables above and accounted for as derivatives, the tables below show their fair value, net of reinsurance:

Fair Value Gain (Loss) of Financial Guaranty Contracts Accounted for as Derivatives,

With Exposure to Selected European Countries, Net of Reinsurance

March 31, 2012

	Greece	Hungary	Ireland	Italy	Portugal	Spain
	(in millions)
Sovereign and sub-sovereign exposure:
Public finance	$—	$—	$—	$—	$—	$—
Infrastructure finance	—	(2)	(1)	(4)	(4)	(1)
Total sovereign exposure	—	(2)	(1)	(4)	(4)	(1)
Non-sovereign exposure:
Regulated utilities	—	—	—	—	—	—
RMBS	—	(2)	—	—	—	—
Total non-sovereign exposure	—	(2)	—	—	—	—
Total	$—	$(4)	$(1)	$(4)	$(4)	$(1)

The Company purchases reinsurance in the ordinary course to cover both its financial guaranty insurance and credit derivative exposures. Aside from this type of coverage the Company does not purchase credit default protection to manage the risk in its financial guaranty business. Rather, the Company has reduced its risks by ceding a portion of its business (including its financial guaranty contracts accounted for as derivatives) to third-party reinsurers that are generally required to pay their proportionate share of claims paid by the Company, and the net amounts shown above are net of such third-party reinsurance (reinsurance of financial guaranty contracts accounted for as derivatives is accounted for as a purchased derivative). See Note 11, Reinsurance and Other Monoline Exposure, of the Financial Statements.

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

The Company’s pooled corporate obligations are highly diversified in terms of obligors and, except in the case of TruPS CDOs or transactions backed by perpetual preferred securities (“Perps”), highly diversified in terms of industry. Most pooled corporate obligations are structured to limit exposure to any given obligor and any given non-U.S. country or region. The insured pooled corporate transactions generally benefit from embedded credit enhancement which allows a transaction a certain level of losses in the underlying collateral without causing the Company to pay a claim. Some pooled corporate obligations include investments in companies with a nexus to the Selected European Countries.

The Company’s commercial receivable transactions included in the exposure tables above are rail car lease transactions and aircraft lease transactions where some of the lessees have a nexus with the Selected European Countries. Like the pooled corporate transactions, the commercial receivable transactions generally benefit from embedded credit enhancement which allows a transaction a certain level of losses in the underlying collateral without causing the Company to pay a claim.

The following table shows the Company’s indirect economic exposure (net of reinsurance) to the Selected European Countries in pooled corporate obligations and commercial receivable transactions calculated as the percent of the obligation insured by the Company (based on par for financial guaranty contracts and notional amount for financial guaranty contracts accounted for as derivatives) equal to the percent of the relevant collateral pool reported as having a nexus to the Selected European Countries:

Net Indirect Exposure to Selected European Countries

March 31, 2012

	Greece	Hungary	Ireland	Italy	Portugal	Spain	Total
	(dollars in millions)
Pooled Corporate
$millions	$33	$—	$244	$251	$14	$544	$1,086
Average proportion	1.8%	—%	2.7%	3.0%	1.2%	4.1%	3.2%
Commercial Receivables
$millions	$—	$1	$20	$27	$15	$18	$81
Average Proportion	—%	4.2%	8.9%	3.6%	2.3%	2.1%	3.2%
Total $ millions	$33	$1	$264	$278	$29	$562	$1,167

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

On February 27, 2012, the Hellenic Republic of Greece was downgraded by S&P from “CC” to “SD” (selective default). Following the March 9, 2012 conclusion of an exchange of EUR177 billion of Greece’s sovereign debt that is governed by Greek law, the rating agency assigned a “CCC” issue rating to the new bonds. Moody’s had previously downgraded Greece from “Ca” to “C”, which is the lowest rating on Moody’s rating scale. Despite the exchange, which substantially lowered Greece’s debt burden, the country still faces a precarious fiscal position and generally uncertain economic prospects. As of March 31, 2012 the Company had exposure to sovereign debt of Greece through financial guarantees of €200.0 million of debt (€165.1 million on a net basis) due in 2037 with a 4.5% fixed coupon and €114.1 million of inflation-linked debt (€52.6 million on a net basis) due in 2057 with a 2.085% coupon. On February 24, 2012, Greece announced the terms of exchange offers and consent solicitations that requested the voluntary participation by holders of certain Greek bonds, including the insured 2037 and 2057 bonds, in an exchange that would result in the cancellation of such bonds in exchange for a package of replacement securities with lower principal amounts, and requested the consent of holders to amendments of the bonds that could be used to impose the same terms on holders that do not voluntarily participate in the exchange.  In March 2012, the exchange was imposed through collective action clauses on the Company’s exposure to the 2037 bonds.  In April 2012, the Company consented to the exchange with respect to its exposure on the 2057 bonds.  The exchanges have caused the Company to recognize an inception to date economic loss development of $334.1 million gross of reinsurance and $231.9 million net of reinsurance as of March 31, 2012, an increase from the equivalent amounts of $64.7 million gross of reinsurance and $42.6 million net of reinsurance and net of salvage received in the form of such exchanged securities, as of December 31, 2011. See “—Results of Operations—Consolidated Results of Operations—Losses in the Insured Portfolio.”

The Republic of Italy was downgraded to “BBB+” from “A” by S&P on January 13, 2012 and to “A3” from “A2” by Moody’s on February 13, 2012. The worsening domestic and global economic climate, high levels of public debt, limited funding availability and fiscal consolidation measures have had a negative impact on the Republic of Italy’s economic prospects and credit ratings. Yields on Italian sovereign debt remain volatile at a time when financing needs are high. The Company’s sovereign exposure to Italy depends on payments by Italian governmental sub-sovereigns in connection with infrastructure financings or for services already rendered. The Company internally rates one of the infrastructure transactions ($251 million net par) below investment grade. The Company’s non-sovereign Italian exposure is to securities backed by Italian residential mortgages or in one case a government-sponsored water utility. The Company is closely monitoring the ability and willingness of these obligors to make timely payments on their obligations.

The Republic of Hungary, currently rated “BB+” and “Ba1” by S&P and Moody’s, respectively, has been negatively impacted over the past five years by constrained fiscal flexibility and external imbalances, including a current account deficit and large, unhedged foreign currency exposures at the household level (since some households took out mortgages denominated in foreign currencies). In October 2008 Hungary requested and later received financial assistance from the EU and the International Monetary Fund (“IMF”). Hungary again requested financial assistance in November 2011, which is currently under consideration. The Company’s sovereign exposure to Hungarian credits includes infrastructure financings dependent on payments by government agencies. The Company rates one of the infrastructure financings ($414 million net par) below investment grade. The Company is closely monitoring developments with respect to the ability and willingness of these entities to meet their payment obligations. The Company’s non-sovereign exposure to Hungary comprises primarily covered mortgage bonds issued by Hungarian banks. The Company rates the covered bonds of one of the banks ($126 million net par) below investment grade.

The Kingdom of Spain was downgraded by Moody’s on February 13, 2012 to “A3” from “A1” and to “BBB+” from “A” by S&P on April 26, 2012. Spain’s financial profile and credit ratings have deteriorated over the past few years, partly as a result of large borrowing needs in the context of a challenging funding environment. The weakening of the country’s real estate sector has resulted in the deterioration of the banking system’s financial profile, in particular that of the savings and loans. The regional finances are also a source of concern, given the fiscal slippage exhibited by some of the regions. Fiscal consolidation measures are being implemented in an environment of economic contraction and high unemployment. Yields on Spanish sovereign debt continue to exhibit significant volatility. The Company’s exposure to Spanish credits includes infrastructure financings dependent on payments by sub-sovereigns and government agencies, financings dependent on lease and other payments by sub-sovereigns and government agencies, and an issuance by a regulated utility. The Company rates one of the infrastructure financings ($145 million net par) below investment grade. The Company is closely monitoring developments with respect to the ability and willingness of these entities to meet their payment obligations.

The Republic of Portugal was downgraded by S&P on January 13, 2012 to “BB” from “BBB-”and to “Ba3” from “Ba2” by Moody’s on February 13, 2012. Over the past three years, the Republic of Portugal’s economy and credit ratings have been adversely affected by fiscal imbalances, high indebtedness and the difficult macroeconomic situation generally facing the countries in the euro area. In order to stabilize its debt position, in April 2011 Portugal requested and subsequently received financial assistance from the EU and the IMF. In return, Portugal agreed to a set of deficit reduction and debt targets. The meeting of these targets will likely represent a significant burden on the Portuguese economy in an environment of decelerating economic activity and volatile bank and sovereign credit markets. Yields on Portuguese sovereign debt continue to exhibit significant volatility. The Company’s exposure to Portuguese credits includes infrastructure financings dependent on payments by sub-sovereigns and government agencies and financings dependent on lease payments by sub-sovereigns and government agencies. The Company rates four of these transactions ($130 million aggregate net par) below investment grade. The Company is closely monitoring developments with respect to the ability and willingness of these entities to meet their payment obligations.

The Republic of Ireland, currently rated “BBB+” and “Ba1” by S&P and Moody’s, respectively, has been adversely affected over the past few years by the weakening global economic environment and the need to provide wide-ranging support to its banking sector, which resulted in a rapid deterioration of the country’s public finances. In November 2010, the Republic of Ireland applied for and subsequently received a financial assistance package from the EU and the IMF. The package included an allocation to support the Irish banking system. Ireland’s fiscal consolidation plan is being implemented in the context of a severe economic contraction and restricted availability of credit. The Company’s exposure to Irish credits includes exposure in a pool of infrastructure financings dependent on payments by a sub-sovereign and mortgage reinsurance on a pool of Irish residential mortgages originated in 2004-2006 left from its legacy mortgage reinsurance business. Only $15 million of the Company’s exposure to Ireland is below investment grade, and it is indirect in non-sovereign pooled corporate transactions.

Identifying Exposure to Selected European Countries

When the Company directly insures an obligation, it assigns the obligation to a geographic location or locations based on its view of the geographic location of the risk. For most exposures this can be a relatively straight-forward determination as, for example, a debt issue supported by availability payments for a toll road in a particular country. The Company may also assign portions of a risk to more than one geographic location as it has, for example, in a residential mortgage backed security backed by residential mortgage loans in both Germany and Italy. The Company may also have exposures to the Selected European Countries in business assumed from other monoline insurance companies. See Note 11, Reinsurance and Other Monoline Exposures, of the Financial Statements. In the case of Assumed Business, the Company depends upon geographic information provided by the primary insurer.

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

Credits identified as BIG are subjected to further review to determine the probability of a loss (see “—Results of Operations—Consolidated Results of Operations—Losses in the Insured Portfolio” above). Surveillance personnel then assign each BIG transaction to the appropriate BIG surveillance category based upon whether a lifetime loss is expected and whether a claim has been paid. The Company expects “lifetime losses” on a transaction when the Company believes there is at least a 50% chance that, on a present value basis, it will pay more claims over the life of that transaction than it will ultimately have been reimbursed. For surveillance purposes, the Company calculates present value using a constant discount rate of 5%. (A risk free rate is used for recording of reserves for financial statement purposes.) A “liquidity claim” is a claim that the Company expects to be reimbursed within one year.

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

•                  BIG Category 2: Below-investment-grade transactions for which lifetime losses are expected but for which no claims (other than liquidity claims which is a claim that the Company expects to be reimbursed within one year) have yet been paid.

•                  BIG Category 3: Below-investment-grade transactions for which lifetime losses are expected and on which claims (other than liquidity claims) have been paid. Transactions remain in this category when claims have been paid and only a recoverable remains.

Net Par Outstanding for Below Investment Grade Credits

By Category Below-Investment-Grade Credits

	As of March 31, 2012
	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$7,703	$3,037	$10,740	164	33	197
Category 2	3,903	2,213	6,116	79	35	114
Category 3	6,913	2,230	9,143	125	26	151
Total BIG	$18,519	$7,480	25,999	368	94	462

	As of December 31, 2011
	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$8,297	$3,953	$12,250	171	40	211
Category 2	3,458	1,523	4,981	71	33	104
Category 3	7,204	2,327	9,531	126	26	152
Total BIG	$18,959	$7,803	$26,762	368	99	467

(1)                                  Includes net par outstanding of FG VIE.

(2)                                  A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making Debt Service payments.

Exposure to Residential Mortgage-Backed Securities

The tables below provide information on the risk ratings and certain other risk characteristics of the Company’s financial guaranty insurance and credit derivative RMBS exposures as of March 31, 2012. U.S. RMBS exposures represent 4% of the total net par outstanding and BIG U.S. RMBS represent 49% of total BIG net par outstanding. The tables presented provide information with respect to the underlying performance indicators of this book of business. Please refer to Note 4, Financial Guaranty Insurance Contracts, of the Financial Statements for a discussion of expected losses to be paid on U.S. RMBS exposures.

Net par outstanding in the following tables are based on values as of March 31, 2012. All performance information such as pool factor, subordination, cumulative losses and delinquency is based on March 31, 2012 information obtained from Intex, Bloomberg, and/or provided by the trustee and may be subject to restatement or correction.

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

U.S. Prime First Lien in the tables below includes primarily prime first lien plus an insignificant amount of other miscellaneous RMBS transactions.

Distribution of U.S. RMBS by Internal Rating and Type of Exposure as of March 31, 2012

Ratings:	Prime First Lien	Closed End Second Lien	HELOC	Alt-A First Lien	Option ARM	Subprime First Lien	Net Interest Margin	Total Net Par Outstanding
	(in millions)
AAA	$6	$0	$97	$288	$—	$2,473	$—	$2,865
AA	53	22	185	433	572	1,614	—	2,878
A	2	1	265	11	37	883	—	1,198
BBB	128	—	37	304	185	554	—	1,208
BIG	525	997	3,117	4,172	1,463	2,433	18	12,725
Total exposures	$713	$1,019	$3,700	$5,208	$2,256	$7,958	$18	$20,873

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of March 31, 2012

Year insured:	Prime First Lien	Closed End Second Lien	HELOC	Alt-A First Lien	Option ARM	Subprime First Lien	Net Interest Margin	Total Net Par Outstanding
	(in millions)
2004 and prior	$40	$1	$277	$114	$42	$1,478	$0	$1,952
2005	174	—	833	619	106	233	0	1,966
2006	118	445	1,097	412	499	3,381	0	5,952
2007	382	573	1,493	2,642	1,520	2,769	18	9,398
2008	—	—	—	1,421	89	96	—	1,606
Total exposures	$713	$1,019	$3,700	$5,208	$2,256	$7,958	$18	$20,873

Distribution of U.S. RMBS by Internal Rating and Year Insured as of March 31, 2012

Year insured:	AAA Rated	AA Rated	A Rated	BBB Rated	BIG Rated	Total
	(dollars in millions)
2004 and prior	$1,277	$66	$62	$218	$329	$1,952
2005	171	240	—	76	1,479	1,966
2006	1,269	1,376	837	278	2,192	5,952
2007	6	1,195	298	547	7,350	9,398
2008	143	—	—	89	1,374	1,606
Total exposures	$2,865	$2,878	$1,198	$1,208	$12,725	$20,873
% of total	13.7%	13.8%	5.7%	5.8%	61.0%	100.0%

Distribution of Financial Guaranty Direct U.S. RMBS

Insured January 1, 2005 or Later by Exposure Type, Average Pool Factor, Subordination,

Cumulative Losses and 60+ Day Delinquencies as of March 31, 2012

U.S. Prime First Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$171	38.0%	5.0%	1.6%	11.5%	6
2006	118	56.7	8.6	0.1	18.2	1
2007	382	49.9	7.9	4.3	18.8	1
2008	—	—	—	—	—	—
	$670	48.1%	7.3%	2.9%	16.8%	8

U.S. Closed End Second Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$—	—%	—%	—%	—%	—
2006	434	14.4	—	61.3	10.0	2
2007	573	17.3	—	67.3	9.8	10
2008	—		—	—	—	—
	$1,008	16.1%	—%	67.4%	9.9%	12

U.S. HELOC

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$783	16.8%	2.8%	15.6%	11.3%	6
2006	1,076	26.8	2.6	34.4	9.2	7
2007	1,493	41.8	3.2	30.1	6.9	9
2008	—	—	—	—	—	—
	$3,351	31.2%	2.9%	28.1%	8.6%	22

U.S. Alt-A First Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$617	33.1%	9.5%	6.2%	19.4%	21
2006	412	38.8	0.0	17.9	38.6	7
2007	2,642	49.6	4.1	13.4	33.9	12
2008	1,421	46.5	21.1	13.2	29.7	5
	$5,092	45.9%	9.2%	12.8%	31.4%	45

U.S. Option ARMs

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$97	23.5%	6.0%	10.2%	35.9%	3
2006	493	46.1	1.0	15.9	53.2	7
2007	1,520	49.3	2.7	17.1	40.6	11
2008	89	52.2	48.9	12.0	36.3	1
	$2,199	47.6%	4.4%	16.3%	43.1%	22

U.S. Subprime First Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$222	39.4%	28.2%	5.9%	35.5%	4
2006	3,375	21.8	61.9	16.8	37.5	4
2007	2,769	50.7	20.7	19.6	46.5	13
2008	79	63.1	26.6	13.8	31.7	1
	$6,446	35.3%	42.6%	17.6%	41.2%	22

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

In addition to assumed and ceded reinsurance arrangements, the company may also have exposure to some financial guaranty reinsurers (i.e. monolines) in other areas. Second-to-pay insured par outstanding represents transactions the Company has insured that were previously insured by other monolines. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary insurer. Another area of exposure is in the investment portfolio where the Company holds fixed maturity securities that are wrapped by monolines and whose value may decline based on the rating of the monoline. At March 31, 2012, based on fair value, the Company had $772.2 million of fixed maturity securities in its investment portfolio wrapped by National Public Finance Guarantee Corporation, $550.2 million by Ambac Assurance Corporation (“Ambac”) and $49.8 million by other guarantors.

Exposure by Reinsurer

	Ratings at May 4, 2012		Par Outstanding as of March 31, 2012
Reinsurer	Moody’s Reinsurer Rating	S&P Reinsurer Rating	Ceded Par Outstanding(1)	Second-to- Pay Insured Par Outstanding	Assumed Par Outstanding
	(dollars in millions)
American Overseas Reinsurance Company Limited(2)	WR (3)	WR	$11,146	$—	$24
Tokio	Aa3 (4)	AA- (4)	9,444	—	936
Radian(5)	Bal	B+	5,591	45	1,768
Syncora Guarantee Inc.	Ca	WR	4,304	2,174	213
Mitsui Sumitomo Insurance Co. Ltd.	A1	A+ (4)	2,388	—	—
ACA Financial Guaranty Corp.	NR	WR	860	7	2
Swiss Reinsurance Co.	A1	AA-	506	—	—
Ambac	WR	WR	87	7,488	22,330
CIFG Assurance North America Inc.	WR	WR	65	258	6,246
MBIA Inc.	B3(6)	B(6)	25	11,598	9,719
Financial Guaranty Insurance Co.	WR	WR	—	3,789	2,129
Other	Various	Various	1,019	2,052	96
Total			$35,435	$27,411	$43,463

(1)	Includes $4,646 million in ceded par outstanding related to insured credit derivatives.

(2)	Formerly RAM Reinsurance Company Ltd.

(3)	Represents “Withdrawn Rating.”

(4)	The Company has structural collateral agreements satisfying the triple-A credit requirement of S&P and/or Moody’s.

(5)	The Company entered into an agreement with Radian on January 24, 2012. See “—Key Business Strategies—New Business Development.”

(6)	MBIA Inc. includes various subsidiaries which are rated BBB to B by S&P and Baa2, B3, WR and NR by Moody’s.

Ceded Par Outstanding by Reinsurer and Credit Rating

As of March 31, 2012

	Internal Credit Rating
Reinsurer	Super Senior	AAA	AA	A	BBB	BIG	Total
	(in millions)
American Overseas Reinsurance Company Limited	$263	$1,597	$3,854	$3,184	$1,721	$527	$11,146
Tokio	320	1,356	1,740	2,780	2,488	760	9,444
Radian	10	308	397	2,573	1,919	384	5,591
Syncora Guarantee Inc.	—	—	287	801	2,572	644	4,304
Mitsui Sumitomo Insurance Co. Ltd.	8	169	814	882	434	81	2,388
ACA Financial Guaranty Corp.	—	—	482	337	41	—	860
Swiss Reinsurance Co.	—	9	6	322	98	71	506
Ambac	—	—	—	87	—	—	87
CIFG Assurance North America Inc.	—	—	—	—	—	65	65
MBIA Inc.	—	—	25	—	—	—	25
Other	—	—	116	819	84	—	1,019
Total	$601	$3,439	$7,721	$11,785	$9,357	$2,532	$35,435

In accordance with statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. All of the unauthorized reinsurers in the table above post collateral for the benefit of the Company in an amount equal to at least the sum of their ceded unearned premium reserve, loss reserves and contingency reserves all calculated on a statutory basis of accounting. CIFG Assurance North America Inc. and Radian are authorized reinsurers. Their collateral equals or exceeds their ceded statutory loss reserves. Collateral may be in the form of letters of credit or trust accounts. The total collateral posted by all non-affiliated reinsurers as of March 31, 2012 exceeds $1.0 billion.

Second-to-Pay

Insured Par Outstanding by Internal Rating

As of March 31, 2012(1)

	Public Finance					Structured Finance
	AAA	AA	A	BBB	BIG	Super Senior	AAA	AA	A	BBB	BIG	Total
	(in millions)
Radian	$—	$—	$13	$20	$12	$—	$0	$—	$—	$—	$—	$45
Syncora Guarantee Inc.	—	25	386	752	332	—	348	—	10	89	232	2,174
ACA Financial Guaranty Corp.	—	3	—	4	—	—	—	—	—	—	—	7
Ambac	—	1,727	3,483	1,137	341	—	80	63	254	82	321	7,488
CIFG Assurance North America Inc.	—	11	69	134	44	—	—	—	—	—	—	258
MBIA Inc.	67	3,088	4,611	1,920	8	—	—	1,378	51	326	149	11,598
Financial Guaranty Insurance Co.	—	155	1,274	573	360	476	715	—	172	6	58	3,789
Other	—	—	2,052	—	—	—	—	—	—	—	—	2,052
Total	$67	$5,009	$11,888	$4,540	$1,097	$476	$1,143	$1,441	$487	$503	$760	$27,411

(1)           Assured Guaranty’s internal rating.

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

AGL and Holding Company Subsidiaries

Significant Cash Flow Items

	First Quarter
	2012	2011
	(in millions)
Dividends and return of capital from subsidiaries	$75.0	$22.0
Dividends paid	(16.4)	(8.3)
Interest paid	(10.4)	(10.4)

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

The Company also has outstanding exposures to certain infrastructure transactions in its insured portfolio that may expose it to refinancing risk. These transactions were entered into assuming they could be refinanced in the market prior to the expiration of the Company’s financial guaranty policy. Due to market dislocation and increased credit spreads the Company may have to participate in these refinancings and then recover its payment from revenues produced by the transaction. The Company generally projects that in most scenarios it will be fully reimbursed for such payments. The projected inflows and outflows are included in the Company’s “Financial Guaranty Insurance BIG Transaction Loss Summary” table in Note 4, Financial Guaranty Insurance Contracts, of the Financial Statements.

Payments made in settlement of the Company’s obligations arising from its insured portfolio may, and often do, vary significantly from year-to-year, depending primarily on the frequency and severity of payment defaults and whether the Company chooses to accelerate its payment obligations in order to mitigate future losses.

Claims Paid

	First Quarter
	2012	2011
	(in millions)
Claims paid before R&W recoveries, net of reinsurance(1)	$202.4	$297.1
R&W recoveries(2)	(69.6)	(59.5)
Claims paid, net of reinsurance(3)	$132.8	$237.6

(1)                                  First Quarter 2012 amount is net of salvage received in the form of exchanged securities of Greek bonds in the amount of $53.9 million. See Note 4, Financial Guaranty Insurance Contracts, of the Financial Statements.

(2)                                  Includes recoveries under the Bank of America Agreement.

(3)                                  Includes $36.5 million and $58.2 million for consolidated FG VIEs for First Quarter 2012 and 2011, respectively.

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

•                  Synthetic CDOs:  In the case of pooled corporate synthetic CDOs, where the Company’s credit exposure was typically set at “super senior” levels at inception, the Company is exposed to credit losses of a synthetic pool of corporate obligors following the exhaustion of a deductible. In these transactions, losses are typically calculated using ISDA cash settlement mechanics. As a result, the Company’s exposures to the individual corporate obligors within any synthetic transaction are constrained by the New York Insurance Law single risk limits. In these transactions, the credit events giving rise to a payment obligation are generally (a) the reference entity’s bankruptcy; (b) failure by the reference entity to pay its debt obligations; and (c) in certain transactions, the restructuring of the reference entity’s debt obligations. The Company generally would not be required to make a payment until aggregate credit losses exceed the designated deductible threshold and only as each incremental default occurs. Once the deductible is exhausted, each further credit event would give rise to cash settlements.

Pooled Corporate CDS

	As of March 31, 2012		As of December 31, 2011
	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
Funded CDOs	$42,869	72%	$43,631	71%
Synthetic CDOs	16,598	28	17,442	29
Total pooled corporate CDS	$59,467	100%	$61,073	100%

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

Under Maryland’s insurance law, AGC may pay dividends out of earned surplus in any twelve-month period in an aggregate amount not exceeding the lesser of (a) 10% of policyholders’ surplus or (b) net investment income at the preceding December 31 (including net investment income that has not already been paid out as dividends for the three calendar years prior to the preceding calendar year) without prior approval of the Maryland Commissioner of Insurance. As of March 31, 2012, the amount available for distribution from AGC during 2012 with notice to, but without prior approval of, the Maryland Commissioner of Insurance was approximately $99.2 million.

Under the New York Insurance Law, AGM may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by AGM during the preceding 12 months, the dividends do not exceed the lesser of (a) 10% of policyholders’ surplus as of its last statement filed with the Superintendent of Insurance of the State of New York (the “New York Superintendent”) or (b) adjusted net investment income (net investment income at the preceding December 31 plus net investment income that has not already been paid out as dividends for the three calendar years prior to the preceding calendar year) during this period. Based on AGM’s statutory statements to be filed for First Quarter 2012, the maximum amount available for payment of dividends by AGM without regulatory approval over the 12 months following March 31, 2012 was approximately $99.8 million. In connection with Assured Guaranty’s acquisition of AGMH, Assured Guaranty agreed with Dexia that, until July 1, 2012, AGM will not pay dividends in excess of 125% of AGMH’s annual debt service. Until this covenant is no longer in effect, it constitutes a limitation on AGM’s ability to pay dividends that is more restrictive than the statutory limitation. During First Quarter 2012, AGM declared and paid dividends of $30.0 million to its parent, AGMH.

The amount available at AG Re to pay dividends or make a distribution of contributed surplus in First Quarter 2012 in compliance with Bermuda law is approximately $231 million. However, any distribution that results in a reduction of 15% ($192.3 million as of December 31, 2011) or more of AG Re’s total statutory capital, as set out in its previous years’ financial statements, would require the prior approval of the Bermuda Monetary Authority. Dividends are limited by requirements that the subject company must at all times (i) maintain the minimum solvency margin and the Company’s applicable enhanced capital requirements required under the Insurance Act of 1978 and (ii) have relevant assets in an amount at least equal to 75% of relevant liabilities, both as defined under the Insurance Act of 1978. AG Re, as a Class 3B insurer, is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the Authority an affidavit stating that it will continue to meet the required margins.

Cash Flows

Cash Flow Summary

	First Quarter
	2012	2011
	(in millions)
Net cash flows provided by (used in) operating activities	$75.3	$(122.1)
Net cash flows provided by (used in) investing activities	106.7	380.8
Net cash flows provided by (used in) financing activities	(217.2)	(257.3)
Effect of exchange rate changes	2.7	1.8
Cash at beginning of period	214.5	108.4
Total cash at the end of the period	$182.0	$111.6

Operating cash flows in First Quarter 2012 and First Quarter 2011 include cash flows from FG VIEs. Claims paid on consolidated FG VIEs are presented in the consolidated cash flow statements as paydowns on FG VIE liabilities in financing activities as opposed to operating activities. Excluding consolidated FG VIEs the increase in operating cash flows was mainly due to cash received on the two commutations in First Quarter 2012 of $210.2 million compared with $22.0 million in First Quarter 2011, and lower payments for taxes.

Investing activities were primarily net sales (purchases) of fixed maturity and short-term investment securities. Investing cash flows in First Quarter 2012 and First Quarter 2011 include $137.6 million inflow and $162.5 million inflow for FG VIEs, respectively. In addition, First Quarter 2012 included proceeds from a paydown of notes receivable from PFC LLC, which were used to offset the Company’s payments under its CDS contract.

Financing activities consisted primarily of paydowns of FG VIEs. Financing cash flows in First Quarter 2012 and First Quarter 2011 include $192.9 million outflow and $241.6 million outflow for FG VIEs, respectively.

Commitments and Contingencies

Leases

AGL and its subsidiaries are party to various lease agreements. Future cash payments associated with contractual obligations pursuant to operating leases for office space have not materially changed since December 31, 2011.

Long-Term Debt Obligations

The principal and carrying values of the Company’s long-term debt issued by AGUS and AGMH were as follows:

Principal and Carrying Amounts of Debt

	As of March 31, 2012		As of December 31, 2011
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS:
7.0% Senior Notes	$200.0	$197.6	$200.0	$197.6
8.50% Senior Notes	172.5	172.3	172.5	172.0
Series A Enhanced Junior Subordinated Debentures	150.0	149.9	150.0	149.9
Total AGUS	522.5	519.8	522.5	519.5
AGMH(1):
6 7/8% QUIBS	100.0	67.5	100.0	67.4
6.25% Notes	230.0	136.2	230.0	136.0
5.60% Notes	100.0	53.7	100.0	53.5
Junior Subordinated Debentures	300.0	159.6	300.0	158.2
Total AGMH	730.0	417.0	730.0	415.1
AGM(1):
Notes Payable	91.7	97.9	97.1	103.7
Total AGM	91.7	97.9	97.1	103.7
Total	$1,344.2	$1,034.7	$1,349.6	$1,038.3

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

8.50% Senior Notes.  On June 24, 2009, AGL issued 3,450,000 equity units for net proceeds of approximately $166.8 million in a registered public offering. The net proceeds of the offering were used to pay a portion of the consideration for the AGMH Acquisition. Each equity unit consists of (i) a forward purchase contract and (ii) a 5% undivided beneficial ownership interest in $1,000 principal amount of 8.50% senior notes due 2014 issued by AGUS. Under the purchase contract, holders are required to purchase, and AGL is required to issue, between 3.8685 and 4.5455 of AGL common shares for $50 no later than June 1, 2012. The actual number of shares purchased will be based on the average closing price of the common shares over a 20-trading day period ending three trading days prior to June 1, 2012. More specifically, if the average closing price per share for the relevant period (the “Applicable Market Value”) is equal to or exceeds $12.93, the settlement rate will be 3.8685 shares. If the Applicable Market Value is less than or equal to $11.00, the settlement rate will be 4.5455 shares, and if it is between $11.00 and $12.93, the settlement rate will be equal to the quotient of $50.00 and the Applicable Market Value. The settlement rate is also subject to certain anti-dilution adjustments.  The notes are pledged by the holders of the equity units to a collateral agent to secure their obligations under the purchase contracts. Interest on the notes is payable, initially, quarterly at the rate of 8.50% per year. Unless certain actions are taken by the holders of the notes on or before May 22, 2012, the notes will be remarketed during the period between May 24, 2012 and May 29, 2012. AGL and AGUS intend to remarket the notes exclusively to AGL or one of its affiliates.  As a result, all the notes included in the remarketing will be retired on or about June 1, 2012. The interest rate on the notes will be reset to a rate determined by the remarketing agent based solely on the bid submitted by AGL or its affiliate.  Any notes not included in the remarketing will remain outstanding, will bear interest at the rate determined in the remarketing and will mature on June 1, 2014.

Series A Enhanced Junior Subordinated Debentures.  On December 20, 2006, AGUS issued $150.0 million of the Debentures due 2066 for net proceeds of $149.7 million. The Debentures pay a fixed 6.40% rate of interest until December 15, 2016, and thereafter pay a floating rate of interest, reset quarterly, at a rate equal to three month LIBOR plus a margin equal to 2.38%. AGUS may elect at one or more times to defer payment of interest for one or more consecutive periods for up to 10 years. Any unpaid interest bears interest at the then applicable rate. AGUS may not defer interest past the maturity date.

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

Debt Issued by AGM

Notes Payable represent debt, issued by special purpose entities consolidated by AGM, to the former AGMH subsidiaries that conducted AGMH’s Financial Products Business (the “Financial Products Companies”) transferred to Dexia Holdings prior to the AGMH Acquisition. The funds borrowed were used to finance the purchase of the underlying obligations of AGM-insured obligations which had breached triggers allowing AGM to exercise its right to accelerate payment of a claim in order to mitigate loss. The assets purchased are classified as assets acquired in refinancing transactions and recorded in “other invested assets.” The term of the notes payable matches the terms of the assets.

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

AIG International Group, Inc. is one entity that has acted as equity payment undertaker in a number of transactions in which AGM acted as strip coverage provider. AIG was downgraded in the third quarter of 2008 and AGM was downgraded by Moody’s in the fourth quarter of 2008. As a result of those downgrades, as of March 31, 2012, 45 leveraged lease transactions in which AGM acts as strip coverage provider were breaching either a ratings trigger related to AIG or a ratings trigger related to AGM. For such 45 leveraged lease transactions, if early termination of the leases were to occur and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims of approximately $1 billion as of March 31, 2012. S&P’s downgrade of AGM to AA- in November 2011 did not have an additional impact on the transactions. However, if AGM were downgraded to A+ by S&P or A1 by Moody’s, as of March 31, 2012, another 26 leveraged lease transactions in which AGM acts as strip coverage provider would be affected. For such 26 leveraged lease transactions, if early termination of the leases were to occur and the tax exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims of an additional approximately $991 million as of March 31, 2012. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM guaranty. It is difficult to determine the probability that the Company will have to pay strip provider claims or the likely aggregate amount of such claims. At March 31, 2012, approximately $607 million of cumulative strip par exposure had been terminated on a consensual basis. The consensual terminations have resulted in no claims on AGM.

On July 1, 2009, AGM and Dexia Crédit Local S.A. (“DCL”), acting through its New York Branch (“Dexia Crédit Local (NY)”), entered into a credit facility (the “Strip Coverage Facility”). Under the Strip Coverage Facility, Dexia Crédit Local (NY) agreed to make loans to AGM to finance all draws made by lessors on AGM strip policies that were outstanding as of November 13, 2008, up to the commitment amount. The commitment amount of the Strip Coverage Facility was $1 billion at closing of the AGMH Acquisition but is scheduled to amortize over time. As of March 31, 2012, the maximum commitment amount of the Strip Coverage Facility has amortized to $979.8 million. It may also be reduced in 2014 to $750 million, if AGM does not have a specified consolidated net worth at that time.

Fundings under this facility are subject to certain conditions precedent, and their repayment is collateralized by a security interest that AGM granted to Dexia Crédit Local (NY) in amounts that AGM recovers—from the tax-

exempt entity, or from asset sale proceeds—following its payment of strip policy claims. The Strip Coverage Facility will terminate upon the earliest to occur of an AGM change of control, the reduction of the commitment amount to $0, and January 31, 2042.

The Strip Coverage Facility’s financial covenants require that AGM and its subsidiaries maintain a maximum debt-to-capital ratio of 30% and maintain a minimum net worth of 75% of consolidated net worth as of July 1, 2009, plus, starting July 1, 2014, 25% of the aggregate consolidated net income (or loss) for the period beginning July 1, 2009 and ending on June 30, 2014 or, if the commitment amount has been reduced to $750 million as described above, zero. As of March 31, 2012 the Company is in compliance with all financial covenants under the Strip Coverage Facility.

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

As of March 31, 2012, and December 31, 2011, no amounts were outstanding under this facility, nor have there been any borrowings during the life of this facility.

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

As of March 31, 2012, and December 31, 2011, no amounts were outstanding under this facility nor have there been any borrowings during the life of this facility.

Letters of Credit

AGC entered into a letter of credit agreement in December 2011 with Bank of New York Mellon totaling approximately $2.9 million in connection with a 2008 lease for office space, which space was subsequently sublet. This agreement replaces a previous letter of credit for $2.9 million with Royal Bank of Scotland which was terminated in December 2011. As of March 31, 2012, $2.9 million was outstanding under this letter of credit.

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

The Put Agreements have no scheduled termination date or maturity. However, each Put Agreement will terminate if (subject to certain grace periods) (1) AGC fails to pay the put premium as required, (2) AGC elects to have the AGC Preferred Stock bear a fixed rate dividend (a “Fixed Rate Distribution Event”), (3) AGC fails to pay dividends on the AGC Preferred Stock, or the Custodial Trust’s fees and expenses for the related period, (4) AGC fails to pay the redemption price of the AGC Preferred Stock, (5) the face amount of a Custodial Trust’s CCS Securities is less than $20 million, (6) AGC terminates the Put Agreement, or (7) a decree of judicial dissolution of the Custodial Trust is entered. If, as a result of AGC’s failure to pay the put premium, the Custodial Trust is liquidated, AGC will be required to pay a termination payment, which will in turn be distributed to the holders of the AGC CCS Securities. The termination payment will be at a rate equal to 1.10% per annum of the amount invested in Eligible Assets calculated from the date of the failure to pay the put premium through the end of the applicable period. As of March 31, 2012 the put option had not been exercised.

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

The AGM CPS Securities

In June 2003, $200.0 million of AGM CPS Securities, money market preferred trust securities, were issued by trusts created for the primary purpose of issuing the AGM CPS Securities, investing the proceeds in high-quality commercial paper and selling put options to AGM, allowing AGM to issue the trusts noncumulative redeemable perpetual preferred stock (the “AGM Preferred Stock”) of AGM in exchange for cash. There are four trusts each with an initial aggregate face amount of $50 million. These trusts hold auctions every 28 days at which time investors submit bid orders to purchase AGM CPS Securities. If AGM were to exercise a put option, the applicable trust would transfer the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, to AGM in exchange for Preferred Stock of AGM. AGM pays a floating put premium to the trusts, which represents the difference between the commercial paper yield and the winning auction rate (plus all fees and expenses of the trust). If any auction does not attract sufficient clearing bids, however, the auction rate is subject to a maximum rate of 200 basis points above LIBOR for the next succeeding distribution period. Beginning in August 2007, the AGM CPS Securities required the maximum rate for each of the relevant trusts. AGM continues to have the ability to exercise its put option and cause the related trusts to purchase AGM Preferred Stock. The trusts provide AGM access to new capital at its sole discretion through the exercise of the put options. The Company does not consider itself to be the primary beneficiary of the trusts. As of March 31, 2012 the put option had not been exercised.

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

Fixed Maturity Securities and Short-Term Investments

The Company’s fixed maturity securities and short-term investments had a duration of 4.7 years as of March 31, 2012 and December 31, 2011. The Company’s fixed maturity securities are designated as available-for-sale. Fixed maturity securities are reported at their fair value, and the change in fair value is reported as part of AOCI except for the credit component of the unrealized loss for securities deemed to be OTTI. If management believes the decline in fair value is “other-than-temporary,” the Company writes down the carrying value of the investment and records a realized loss in the consolidated statements of operations for an amount equal to the credit component of the unrealized loss. For additional information, see Note 8, Investments, of the Financial Statements.

Fair value of fixed maturity securities is based upon market prices provided by either independent pricing services or, when such prices are not available, by reference to broker or underwriter bid indications. The Company’s fixed maturity and short term portfolio is primarily invested in publicly traded securities. For more information about the Investment Portfolio and a detailed description of the Company’s valuation of investments see Note 8, Investments, of the Financial Statements.

Fixed Maturity Securities and Short Term Investments

by Security Type

	As of March 31, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in millions)
Fixed maturity securities:
U.S. government and agencies	$803.2	$63.7	$(0.2)	$866.7
Obligations of state and political subdivisions	5,144.3	383.2	(1.4)	5,526.1
Corporate securities	986.8	56.2	(0.2)	1,042.8
Mortgage-backed securities(1):
RMBS	1,439.7	63.7	(79.4)	1,424.0
CMBS	472.1	29.4	(0.0)	501.5
Asset-backed securities	463.6	34.6	(15.3)	482.9
Foreign government securities	349.7	15.7	(4.5)	360.9
Total fixed maturity securities	9,659.4	646.5	(101.0)	10,204.9
Short-term investments	902.9	0.5	—	903.4
Total fixed maturity and short-term investments	$10,562.3	$647.0	$(101.0)	$11,108.3

	As of December 31, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in millions)
Fixed maturity securities:
U.S. government and agencies	$850.2	$72.3	$(0.1)	$922.4
Obligations of state and political subdivisions	5,097.3	358.6	(0.5)	5,455.4
Corporate securities	989.0	51.8	(2.4)	1,038.4
Mortgage-backed securities(1):
RMBS	1,454.3	63.9	(90.3)	1,427.9
CMBS	475.6	24.4	—	500.0
Asset-backed securities	439.5	37.7	(19.1)	458.1
Foreign government securities	332.6	13.3	(6.2)	339.7
Total fixed maturity securities	9,638.5	622.0	(118.6)	10,141.9
Short-term investments	734.0	—	—	734.0
Total fixed maturity and short-term investments	$10,372.5	$622.0	$(118.6)	$10,875.9

(1)                                  The Company’s total percentage of mortgage-backed securities that were government-agency obligations was approximately 65% as of March 31, 2012 and 66% as of December 31, 2011. Excluding loss mitigation purchases, government-agency obligations as a percentage of mortgage-backed securities were 70% as of March 31, 2012 and 71% as of December 31, 2011.

The following tables summarize, for all fixed maturity securities in an unrealized loss position as of March 31, 2012 and December 31, 2011, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed Maturity Securities

Gross Unrealized Loss by Length of Time

	As of March 31, 2012
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
U.S. government and agencies	$7.2	$(0.2)	$—	$—	$7.2	$(0.2)
Obligations of state and political subdivisions	132.7	(1.3)	3.7	(0.1)	136.4	(1.4)
Corporate securities	27.7	(0.2)	—	—	27.7	(0.2)
Mortgage-backed securities:
RMBS	170.7	(36.7)	67.8	(42.7)	238.5	(79.4)
CMBS	2.8	(0.0)	—	—	2.8	(0.0)
Asset-backed securities	19.3	(9.1)	11.0	(6.2)	30.3	(15.3)
Foreign government securities	117.9	(4.5)	—	—	117.9	(4.5)
Total	$478.3	$(52.0)	$82.5	$(49.0)	$560.8	$(101.0)
Number of securities		97		18		115
Number of securities with OTTI		4		5		9

	As of December 31, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
U.S. government and agencies	$3.8	$(0.1)	$—	$—	$3.8	$(0.1)
Obligations of state and political subdivisions	17.0	(0.0)	20.6	(0.5)	37.6	(0.5)
Corporate securities	79.9	(2.3)	3.1	(0.1)	83.0	(2.4)
Mortgage-backed securities:
RMBS	186.6	(68.2)	36.5	(22.1)	223.1	(90.3)
CMBS	2.8	(0.0)	—	—	2.8	(0.0)
Asset-backed securities	—	—	25.7	(19.1)	25.7	(19.1)
Foreign government securities	141.4	(6.2)	—	—	141.4	(6.2)
Total	$431.5	$(76.8)	$85.9	$(41.8)	$517.4	$(118.6)
Number of securities		72		54		126
Number of securities with OTTI		6		4		10

The $17.6 million decrease in gross unrealized losses was primarily attributable to RMBS and asset-backed securities. Of the securities in an unrealized loss position for 12 months or more as of March 31, 2012, nine securities had an unrealized loss greater than 10% of book value. The total unrealized loss for these securities as of March 31, 2012 was $47.7 million. The Company has determined that the unrealized losses recorded as of March 31, 2012 are yield related and not the result of other-than-temporary impairments.

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

The amortized cost and estimated fair value of the Company’s available-for-sale fixed maturity securities as of March 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed Maturity Securities by Contractual Maturity

	As of March 31, 2012
	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$461.5	$463.7
Due after one year through five years	1,384.1	1,447.6
Due after five years through 10 years	2,426.2	2,639.4
Due after 10 years	3,475.8	3,728.7
Mortgage-backed securities:
RMBS	1,439.7	1,424.0
CMBS	472.1	501.5
Total	$9,659.4	$10,204.9

The following table summarizes the ratings distributions of the Company’s investment portfolio as of March 31, 2012 and December 31, 2011. Ratings reflect the lower of the Moody’s and S&P classifications, except for bonds purchased for loss mitigation or risk management strategies, which use Assured Guaranty’s internal ratings classifications.

Distribution of Fixed Maturity Securities by Rating

	As of March 31,	As of December 31,
Rating	2012	2011
AAA	18.6%	19.0%
AA	62.4	62.6
A	14.7	14.5
BBB	—	—
BIG(1)	4.1	1.6
Not rated	0.2	2.3
Total	100.0%	100.0%

(1)                                  Includes securities purchased or obtained as part of loss mitigation or other risk management strategies of $1,169.5 million in par with carrying value of $466.4 million or 4.6% of fixed maturity securities as of March 31, 2012 and of $923.7 million in par with carrying value of $378.3 million or 3.7% of fixed maturity securities as of December 31, 2011.

As of March 31, 2012, the Company’s investment portfolio contained 48 securities that were not rated or rated BIG, compared to 30 securities as of December 31, 2011. As of March 31, 2012 and December 31, 2011, the weighted average credit quality of the Company’s entire investment portfolio was AA.

The Company purchased securities that it has insured, and for which it has expected losses, in order to mitigate the economic effect of insured losses. These securities were purchased at a discount and are accounted for excluding the effects of the Company’s insurance on the securities. As of March 31, 2012, securities purchased for loss mitigation purposes, excluding securities issued by consolidated FG VIEs, had a fair value of $216.1 million representing $734.9 million of par.

Under the terms of certain credit derivative contracts, the Company has obtained the obligations referenced in the transactions and recorded such assets in fixed maturity securities in the consolidated balance sheets. Such amounts totaled $186.9 million, representing $221.3 million in par. In connection with the recent Greek debt restructuring, the Company has taken delivery of AGE guaranteed securities that were subsequently exchanged for new Greek securities that are recorded in the investment portfolio. Such amounts totaled $63.4 million representing $213.3 million of par as of March 31, 2012.

As of March 31, 2012, $1,372.2 million of the Company’s fixed maturity securities were guaranteed by third parties. The following table presents the fair value of securities with third-party guaranties by underlying credit rating:

Rating(1)	As of March 31, 2012
(in millions)
AAA	$2.3
AA	793.6
A	568.3
BBB	—
BIG	8.0
Total	$1,372.2

(1)                                  Ratings are lower of Moody’s and S&P.

Distribution by Third-Party Guarantor

Guarantor	As of March 31, 2012
(in millions)
National Public Finance Guarantee Corporation	$772.2
Ambac	550.2
CIFG Assurance North America Inc.	24.7
Financial Guaranty Insurance Co.	11.0
Syncora Guarantee Inc.	9.1
Berkshire Hathaway Assurance Corporation	5.0
Total	$1,372.2

Short-term investments include securities with maturity dates equal to or less than one year at the time of purchase. The Company’s short-term investments consist of money market funds, discounted notes and certain time deposits for foreign cash portfolios. Short-term investments are reported at fair value.

Under agreements with its cedants and in accordance with statutory requirements, the Company maintains fixed maturity securities in trust accounts for the benefit of reinsured companies, which amounted to $386.8 million and $380.1 million as of March 31, 2012 and December 31, 2011, respectively. In addition, to fulfill state licensing requirements the Company has placed on deposit eligible securities of $23.6 million and $23.9 million as of March 31, 2012 and December 31, 2011, respectively, for the protection of the policyholders. To provide collateral for a letter of credit, the Company holds a fixed maturity investment in a segregated account which amounted to $3.5 million as of March 31, 2012 and December 31, 2011, respectively.  In connection with an excess of loss reinsurance facility $21.8 million in cash has been deposited into a trust for the benefit of the reinsurers.

Under certain derivative contracts, the Company is required to post eligible securities as collateral. The need to post collateral under these transactions is generally based on mark-to-market valuations in excess of contractual thresholds. The fair market value of the Company’s pledged securities totaled $678.2 million and $779.9 million as of March 31, 2012 and December 31, 2011, respectively.

Other Invested Assets

Assets Acquired in Refinancing Transactions

The Company has rights under certain of its financial guaranty insurance policies and indentures that allow it to accelerate the insured notes and pay claims under its insurance policies upon the occurrence of predefined events of default. To mitigate financial guaranty insurance losses, the Company elected to purchase certain outstanding insured obligation or its underlying collateral, primarily franchise loans. Generally, refinancing vehicles reimburse AGM in whole for its claims payments in exchange for assignments of certain of AGM’s rights against the trusts. The refinancing vehicles obtained their funds from the proceeds of AGM-insured guaranteed investment contracts (“GICs”), issued in the ordinary course of business by the Financial Products Companies (See “—Liquidity Arrangements with respect to

AGMH’s former Financial Products Business—The GIC Business” below). The refinancing vehicles are consolidated with the Company.

Investment in Portfolio Funding Company LLC I

In the third quarter of 2010, as part of loss mitigation efforts under a CDS contract insured by the Company, the Company acquired a 50% interest in Portfolio Funding Company LLC I (“PFC”). PFC owns the distribution rights of a motion picture film library. The Company accounts for its interest in PFC as an equity investment. The Company’s equity earnings in PFC are included in net change in fair value of credit derivatives, as any proceeds from the investment are used to offset the Company’s payments under its CDS contract. During the First Quarter 2012, the Company received $46.4 million from a payment of notes receivable from PFC.

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

The proceeds of GICs issued by the GIC Issuers were loaned to AGMH’s former subsidiary FSAM pursuant to certain intercompany financing agreements between the GIC Issuers and FSAM (the “Intercompany Financings”). FSAM in turn invested these funds in fixed-income obligations (primarily residential mortgage-backed securities, but also short-term investments, securities issued or guaranteed by U.S. government sponsored agencies, taxable municipal bonds, securities issued by utilities, infrastructure-related securities, collateralized debt obligations, other asset-backed securities and foreign currency denominated securities) that satisfied AGM’s investment criteria (the “FSAM assets”). The terms governing FSAM’s repayment of GIC proceeds to the GIC Issuers under the Intercompany Financings were intended to match the payment terms under the related GIC. FSAM historically depended in large part on operating cash flow from interest and principal payments on the FSAM assets to provide sufficient liquidity to pay the GICs on a timely basis. FSAM also sought to manage the financial products business liquidity risk through the maintenance of liquid collateral and liquidity agreements. During the course of 2008, AGMH’s former financial products business developed significant liquidity shortfalls as a result of a number of factors, including (i) greater-than-anticipated GIC withdrawals and terminations due, for the most part, to redemptions caused by events of default under collateralized debt obligations backed by asset-backed securities and under-collateralized loan obligations; (ii) slower-than-anticipated amortization of residential mortgage-backed securities, which comprised most of the portfolio of FSAM assets; (iii) redemption/collateralization requirements triggered by the downgrade of AGM’s financial strength ratings; and (iv) a significant decline in market value of certain of the FSAM assets due to a general market dislocation, leading to many of the FSAM assets becoming illiquid.

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

As of March 31, 2012, the aggregate accreted GIC balance was approximately $4.3 billion. As of the same date, with respect to the FSAM assets covered by the Non-Guaranteed Put Contract, the aggregate accreted principal balance was approximately $6.0 billion, the aggregate market value was approximately $5.7 billion and the aggregate market value after agreed reductions was approximately $4.6 billion. Cash and net derivative value constituted another $0.3 billion of assets. Accordingly, as of March 31, 2012, the aggregate fair value (after agreed reductions) of the assets supporting the GIC business exceeded the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business. Therefore, no posting of collateral was required under the credit support annex applicable to the Non-Guaranteed Put Contract. Under the terms of that credit support annex, the collateral posting is recalculated on a weekly basis according to the formula set forth in the credit support annex, and a collateral posting is required whenever the collateralization levels tested by the formula are not satisfied, subject to a threshold of up to $5 million.

To provide additional support to the GIC Issuers’ ability to pay their GIC obligations when due, Dexia affiliates have agreed to assume the risk of loss and support the payment obligations of the GIC Subsidiaries in respect of the GICs and the GIC business by providing liquidity commitments to lend against the FSAM assets. The term of the commitments will generally extend until the GICs have been paid in full. The liquidity commitments comprise (i) an amended and restated revolving credit agreement (the “Liquidity Facility”) pursuant to which DCL and Belfius (formerly Dexia Bank Belgium SA prior to its sale by Dexia to the Belgian state in October 2011) commit to provide funds to FSAM in an amount up to $8.0 billion (approximately $1.6 billion of which was outstanding as of March 31, 2012), and (ii) a master repurchase agreement (the “Repurchase Facility Agreement” and, together with the Liquidity Facility, the “Guaranteed Liquidity Facilities”) pursuant to which DCL will provide up to $3.5 billion of funds in exchange for the transfer by FSAM to DCL of FSAM securities that are not eligible to satisfy collateralization obligations of the GIC Issuers under the GICs. As of March 31, 2012, no amounts were outstanding under the Repurchase Facility Agreement. The failure of the Dexia affiliates to perform on the Guaranteed Liquidity Facilities will trigger Dexia SA’s and DCL’s obligations to purchase FSAM assets under the Non-Guaranteed Put Contract, as described above.

Despite the execution of the Non-Guaranteed Put Contract and the Guaranteed Liquidity Facilities, and the significant portion of FSAM assets comprised of highly liquid securities backed by the full faith and credit of the United States (as of March 31, 2012 approximately 46.4% of the FSAM Assets (measured by aggregate principal balance) was in cash or were obligations backed by the full faith and credit of the United States), AGM remains subject to the risk that Dexia may not make payments or securities available (i) on a timely basis, which is referred to as “liquidity risk,” or (ii) at all, which is referred to as “credit risk,” because of the risk of default. Even if Dexia has sufficient assets to pay all amounts when due, concerns regarding Dexia’s financial condition or willingness to comply with their obligations could cause one or more rating agencies to view negatively the ability or willingness of Dexia and its affiliates to perform under their various agreements and could negatively affect AGM’s ratings.

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

One situation in which AGM may be required to pay claims in respect of AGMH’s former financial products business if Dexia and its affiliates do not comply with their obligations is if AGM is downgraded. Most of the GICs insured by AGM allow for the withdrawal of GIC funds in the event of a downgrade of AGM, unless the relevant GIC Issuer posts collateral or otherwise enhances its credit. Most GICs insured by AGM allow for the termination of the GIC contract and a withdrawal of GIC funds at the option of the GIC holder in the event of a downgrade of AGM below a specified threshold, generally below A- by S&P or A3 by Moody’s, with no right of the GIC Issuer to avoid such withdrawal by posting collateral or otherwise enhancing its credit. Each GIC contract stipulates the thresholds below which the GIC provider must post eligible collateral along with the types of securities eligible for posting and the collateralization percentage applicable to each security type. These collateralization percentages range from 100% of the GIC balance for cash posted as collateral to, typically, 108% for asset-backed securities. At March 31, 2012, a downgrade of AGM to below AA- by S&P and Aa3 by Moody’s (i.e., A+ by S&P and A1 by Moody’s) would result in withdrawal of $388.2 million of GIC funds and the need to post collateral on GICs with a balance of $3.3 billion. In the event of such a downgrade, assuming an average margin of 105%, the market value as of March 31, 2012 that the GIC Issuers would be required to post in order to avoid withdrawal of any GIC funds would be $3.4 billion.

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

As of March 31, 2012, the maximum commitment amount of the Strip Coverage Facility has amortized to $979.8 million.

As of March 31, 2012, no advances were outstanding under the Strip Coverage Facility.

Dexia Crédit Local (NY)’s commitment to make advances under the Strip Coverage Facility is subject to the satisfaction by AGM of customary conditions precedent, including compliance with certain financial covenants, and will terminate at the earliest of (i) the occurrence of a change of control with respect to AGM, (ii) the reduction of the Commitment Amount to $0 and (iii) January 31, 2042.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for an updated sensitivity analysis for credit derivatives and expected losses on contracts accounted for as insurance. There were no material changes in market risk since December 31, 2011.

ITEM 4.  CONTROLS AND PROCEDURES

Assured Guaranty’s management, with the participation of AGL’s President and Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Rules 13a 15(e) and 15d 15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) that are effective in recording, processing, summarizing and reporting, within the time periods specified in the Commission’s rules and forms, information required to be disclosed by AGL in the reports that it files or submits under the Exchange Act and ensuring that such information is accumulated and communicated to management, including the President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2012. Based on their evaluation as of March 31, 2012 covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal controls over financial reporting during the Company’s quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. Other Information

ITEM 1.  LEGAL PROCEEDINGS

Lawsuits arise in the ordinary course of the Company’s business. It is the opinion of the Company’s management, based upon the information available, that the expected outcome of litigation against the Company, individually or in the aggregate, will not have a material adverse effect on the Company’s financial position or liquidity, although an adverse resolution of litigation against the Company in a fiscal quarter or year could have a material adverse effect on the Company’s results of operations in a particular quarter or fiscal year. In addition, in the ordinary course of their respective businesses, certain of the Company’s subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods. For example, as described in Note 4, “Recovery Litigation—RMBS Transactions,” of the Financials Statements and Supplementary Data, as of the date of this filing, AGC and AGM have filed complaints against certain sponsors and underwriters of RMBS securities that AGC or AGM had insured, alleging, among other claims, that such persons had breached representations and warranties (“R&W”) in the transaction documents, failed to cure or repurchase defective loans and/or violated state securities laws. The amounts, if any, the Company will recover in proceedings to recover losses are uncertain, and recoveries, or failure to obtain recoveries, in any one or more of these proceedings during any quarter or fiscal year could be material to the Company’s results of operations in that particular quarter or fiscal year.

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

Beginning in December 2008, AGM and various other financial guarantors were named in complaints filed in the Superior Court, San Francisco County, California. Since that time, plaintiffs’ counsel has filed amended complaints against AGM and AGC and added additional plaintiffs. As of the date of this filing, the plaintiffs with complaints against AGM and AGC, among other financial guaranty insurers, are: (a) City of Los Angeles, acting by and through the Department of Water and Power; (b) City of Sacramento; (c) City of Los Angeles; (d) City of Oakland; (e) City of Riverside; (f) City of Stockton; (g) County of Alameda; (h) County of Contra Costa; (i) County of San Mateo; (j) Los Angeles World Airports; (k) City of Richmond; (l) Redwood City; (m) East Bay Municipal Utility District; (n) Sacramento Suburban Water District; (o) City of San Jose; (p) County of Tulare; (q) The Regents of the University of California; (r) The Redevelopment Agency of the City of Riverside; (s) The Public Financing Authority of the City of Riverside; (t) The Jewish Community Center of San Francisco; (u) The San Jose Redevelopment Agency; (v) The Redevelopment Agency of the City of Stockton; (w) The Public Financing Authority of the City of Stockton; and (x) The Olympic Club. Complaints filed by the City and County of San Francisco and the Sacramento Municipal Utility District were subsequently dismissed against AGM and AGC. These complaints allege that the financial guaranty insurer defendants (i) participated in a conspiracy in violation of California’s antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and created market demand for municipal bond insurance, (ii) participated in risky financial transactions in other lines of business that damaged each insurer’s financial condition (thereby undermining the value of each of their guaranties), and (iii) failed to adequately disclose the impact of those transactions on their financial condition. In addition to their antitrust claims, various plaintiffs in these actions assert claims for breach of the covenant of good faith and fair dealing, fraud, unjust enrichment, negligence, and negligent misrepresentation. At hearings held in

July and October 2011 relating to AGM, AGC and the other defendants’ motion to dismiss, the court denied the motion to dismiss on the following claims: breach of contract, violation of California’s antitrust statute and of its unfair business practices law, and fraud. The remaining claims were dismissed. On December 2, 2011, AGM, AGC and the other bond insurer defendants filed an Anti-SLAPP (“Strategic Lawsuit Against Public Participation”) motion to strike the complaints under California’s Code of Civil Procedure. On May 1, 2012, the court ruled in favor of the bond insurer defendants on the Anti-SLAPP motion as to the causes of action arising from the alleged conspiracy, but denied the bond insurer defendants’ Anti-SLAPP motion for those causes of action based on transaction specific representations and omissions about the bond insurer defendants’ credit ratings and financial health.  The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys’ fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

In September 2010, AGM, among others, was named as a defendant in an interpleader complaint filed by Wells Fargo Bank, N.A., as trust administrator, in the United States District Court, Southern District of New York. The interpleader complaint relates to the MASTR Adjustable Rate Mortgages Trust 2006-OA2, Mortgage Pass-Through Certificates, Series 2006-OA2 RMBS transaction, in which AGM had insured certain classes of certificates. Certain holders of uninsured certificates have disputed payments made by the trust administrator to reimburse AGM for claims it had paid under its financial guaranty policy, and the trust administrator sought adjudication of the priority of AGM’s reimbursements. On March 29, 2011, the court granted a motion for judgment on the pleadings and ruled that, pursuant to the waterfall, AGM is only entitled to receive funds that would otherwise have been distributed to the holders of the classes that AGM insures, and that AGM receive such funds at the respective steps in the waterfall that immediately follow the steps at which such certificate holders would otherwise have received such funds. The court further ordered AGM to repay to the MARM 2006-OA2 trust the approximately $7.2 million that had been credited to it by Wells Fargo. On December 13, 2011, the court entered judgment substantially in conformance with its March 29, 2011 decision. AGM appealed the judgment and in April 2012, the magistrate judge recommended granting AGM’s motion that the judgment be stayed pending the appeal. AGM estimates that as a result of this adverse decision (if and to the extent that the adverse decision is not modified), total unreimbursed claims paid by AGM could be up to approximately $144 million (on a gross discounted basis, without taking into account the benefit of representation and warranty recoveries, and exclusive of the repayment of the $7.2 million credit), over the life of the transaction.

On April 8, 2011, AG Re and AGC filed a Petition to Compel Arbitration with the Supreme Court of the State of New York, requesting an order compelling Ambac to arbitrate Ambac’s disputes with AG Re and AGC concerning their obligations under reinsurance agreements with Ambac. In March 2010, Ambac placed a number of insurance policies that it had issued, including policies reinsured by AG Re and AGC pursuant to the reinsurance agreements, into a segregated account. The Wisconsin state court has approved a rehabilitation plan whereby permitted claims under the policies in the segregated account will be paid 25% in cash and 75% in surplus notes issued by the segregated account. Ambac has advised AG Re and AGC that it has and intends to continue to enter into commutation agreements with holders of policies issued by Ambac, and reinsured by AG Re and AGC, pursuant to which Ambac will pay a combination of cash and surplus notes to the policyholder. AG Re and AGC have informed Ambac that they believe their only current payment obligation with respect to the commutations arises from the cash payment, and that there is no obligation to pay any amounts in respect of the surplus notes until payments of principal or interest are made on such notes. Ambac has disputed this position on one commutation and may take a similar position on subsequent commutations. On April 15, 2011, attorneys for the Wisconsin Insurance Commissioner, as Rehabilitator of Ambac’s segregated account, and for Ambac filed a motion with Lafayette County, Wis., Circuit Court Judge William Johnston, asking him to find AG Re and AGC to be in violation of an injunction protecting the interests of the segregated account by their seeking to compel arbitration on this matter and failing to pay in full all amounts with respect to Ambac’s payments in the form of surplus notes. On June 14, 2011, Judge Johnston issued an order granting the Rehabilitator’s and Ambac’s motion to enforce the injunction against AGC and AG Re and the parties filed a stipulation dismissing the Petition to Compel Arbitration without prejudice. AGC and AG Re have appealed Judge Johnston’s order to the Wisconsin Court of Appeals.

On November 28, 2011, Lehman Brothers International (Europe) (in administration) (“LBIE”) sued AG Financial Products Inc. (“AG Financial Products”), an affiliate of AGC which in the past had provided credit protection to counterparties under credit default swaps. AGC acts as the credit support provider of AG Financial Products under these credit default swaps. LBIE’s complaint, which was filed in the Supreme Court of the State of

New York, alleged that AG Financial Products improperly terminated nine credit derivative transactions between LBIE and AG Financial Products and improperly calculated the termination payment in connection with the termination of 28 other credit derivative transactions between LBIE and AG Financial Products. With respect to the 28 credit derivative transactions, AG Financial Products calculated that LBIE owes AG Financial Products approximately $24.8 million, whereas LBIE asserted in the complaint that AG Financial Products owes LBIE a termination payment of approximately $1.4 billion. LBIE is seeking unspecified damages. Following defaults by LBIE, AG Financial Products properly terminated the transactions in question in compliance with the requirements of the agreement between AG Financial Products and LBIE, and calculated the termination payment properly.On February 3, 2012, AG Financial Products filed a motion to dismiss certain of the counts in the complaint. The Company cannot reasonably estimate the possible loss that may arise from this lawsuit.

Proceedings Related to AGMH’s Former Financial Products Business

The following is a description of legal proceedings involving AGMH’s former Financial Products Business. Although the Company did not acquire AGMH’s former Financial Products Business, which included AGMH’s former GIC business, medium term notes business and portions of the leveraged lease businesses, certain legal proceedings relating to those businesses are against entities that the Company did acquire. While Dexia SA and DCL, jointly and severally, have agreed to indemnify the Company against liability arising out of the proceedings described below in this “—Proceedings Related to AGMH’s Former Financial Products Business” section, such indemnification might not be sufficient to fully hold the Company harmless against any injunctive relief or civil or criminal sanction that is imposed against AGMH or its subsidiaries.

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

In July 2010, a former employee of AGM who had been involved in AGMH’s former Financial Products Business was indicted along with two other persons with whom he had worked at Financial Guaranty Insurance Company. His trial began on April 16, 2012.

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

ITEM 1A.  RISK FACTORS

The following information, which could materially affect the Company’s business, financial condition or future results, contains material updates and/or additions to the risk factors set forth in Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and should be considered carefully and read in conjunction with the information set forth in such Annual Report on Form 10-K and in the Company’s other filings with the SEC.  The risks and uncertainties described below are not the only ones the Company faces.  Additional risks not presently known to the Company or that it currently deems immaterial may also impair its business or results of operations.  Any of the risks described below could result in a significant or material adverse effect on the Company’s results of operations or financial condition.

A downgrade of the financial strength or financial enhancement ratings of any of the Company’s insurance and reinsurance subsidiaries would adversely affect its business and prospects and, consequently, its results of operations and financial condition.

The financial strength and financial enhancement ratings assigned by S&P and Moody’s to the Company’s insurance and reinsurance subsidiaries provide the rating agencies’ opinions of the insurer’s financial strength and ability to meet ongoing obligations to policyholders and cedants in accordance with the terms of the financial guaranties it has issued or the reinsurance agreements it has executed. The ratings also reflect qualitative factors, such as the rating agencies’ opinion of an insurer’s business strategy and franchise value, the anticipated future demand for its product, the composition of its portfolio, and its capital adequacy, profitability and financial flexibility. Issuers, investors, underwriters, credit derivative counterparties, ceding companies and others consider the Company’s financial strength or financial enhancement ratings an important factor when deciding whether or not to utilize a financial guaranty or purchase reinsurance from the Company’s insurance or reinsurance subsidiaries. A downgrade by a rating agency of the financial strength or financial enhancement ratings of the Company’s subsidiaries could impair the Company’s financial condition, results of operation, liquidity, business prospects or other aspects of the Company’s business.

The ratings assigned by the rating agencies that publish financial strength or financial enhancement ratings on the Company’s insurance subsidiaries are subject to frequent review and may be downgraded by a rating agency as a result of a number of factors, including, but not limited to, the rating agency’s revised stress loss estimates for the Company’s portfolio, adverse developments in the Company’s or the subsidiaries’ financial conditions or results of operations due to underwriting or investment losses or other factors, changes in the rating agency’s outlook for the financial guaranty industry or in the markets in which the Company operates, or a revision in the rating agency’s capital model or ratings methodology. Their reviews occur at any time and without notice to the Company and could result in a decision to downgrade, revise or withdraw the financial strength or financial enhancement ratings of AGL’s insurance and reinsurance subsidiaries.

Since 2008, each of S&P and Moody’s has reviewed and downgraded the financial strength ratings of AGL’s insurance and reinsurance subsidiaries, including AGC, AGM and AG Re. In addition, the rating agencies have from time to time changed the ratings outlook for certain of the Company’s subsidiaries to “negative” from “stable” or have placed such ratings on watch for possible downgrade.

The most recent rating action by Moody’s on AGL and its subsidiaries took place on December 18, 2009, when Moody’s confirmed the Aa3 insurance financial strength rating of AGM, AGC and AGUK, and the A1 insurance financial strength rating of AG Re, AGRO and Assured Guaranty Mortgage Insurance Company, with a negative outlook on each. On March 20, 2012, Moody’s placed the ratings of AGL and its subsidiaries, including the insurance financial strength ratings of AGM, AGC, AGE and AG Re, on review for possible downgrade.  Moody’s noted the following considerations in its decision to review Assured Guaranty’s ratings:  constrained business opportunities reflecting lower origination volume and reduced demand for financial guaranty insurance across sectors; continued economic stress in the U.S. and Europe, resulting in an elevated portion of Assured Guaranty’s portfolio being in risks assessed as below investment grade; and pressure on new business margins due to low interest rates and tight credit spreads.  Moody’s also stated that if a ratings downgrade were to occur upon conclusion of the review, the ratings were likely to remain within one or two notches of the current levels.

S&P lowered the counterparty credit and financial strength ratings of AGC, AGM and their respective insurance subsidiaries to AA- on November 30, 2011. On that date, S&P also lowered the financial enhancement rating of AG Re and AGRO to AA- from AA. At the same time, S&P changed its outlook on such entities from CreditWatch Negative to Stable. These actions by S&P took place at the end of almost an entire year of uncertainty over the Company’s financial strength ratings. The uncertainty began on January 24, 2011, when S&P released a publication entitled “Request for Comment: Bond Insurance Criteria,” in which it requested comments on proposed changes to its bond insurance ratings criteria and noted that it could lower its financial strength ratings on existing investment grade bond insurers (which included the Company’s insurance subsidiaries) by one or more rating categories if the proposed bond insurance ratings criteria were adopted, unless those bond insurers raised additional capital or reduced risk. Over the course of 2011, market participants provided comments on the proposed criteria and awaited the issuance of the new criteria. When S&P released its final criteria in August 2011, the criteria contained a new “largest obligor test” that had not been included in the Request for Comment. The largest obligor test had the effect of significantly reducing Assured Guaranty’s allowed single risk limits and limiting its financial strength rating level. Then, in September 2011, S&P placed the financial strength ratings of AGM and AGC, their respective insurance company subsidiaries and AG Re on CreditWatch negative. In November 2011, S&P assigned AGM, AGC and AG Re financial strength ratings of AA- (Stable Outlook). The Company cannot assure you that S&P will not take additional negative action on such ratings.

The Company believes that these rating agency actions and proposals, including the uncertainty caused by the release of S&P’s Request for Comment, have reduced the Company’s new business opportunities and have also affected the value of the Company’s product to issuers and investors. The insurance subsidiaries’ financial strength ratings are an important competitive factor in the financial guaranty insurance and reinsurance markets. If the financial strength or financial enhancement ratings of any of the Company’s insurance subsidiaries were reduced below current levels, the Company expects it would have further adverse effect on its future business opportunities as well as the premiums it could charge for its insurance policies and consequently, a downgrade could harm the Company’s new business production, results of operations and financial condition.

In addition, a downgrade may have a negative impact on the Company in respect of the transactions that it has insured or reinsurance that it has assumed. See Note 4 of the Financial Statements, Financial Guaranty Insurance Contracts, for a discussion of how a downgrade of one of the Company’s insurance subsidiaries may result in increased claims under financial guaranties such subsidiary has issued and Note 11 of the Financial Statements, Reinsurance and Other Monoline Exposures, for a discussion of how a downgrade of AGC may result in portions of its in-force financial guaranty assumed business becoming subject to recapture, and AGC thereby owing the ceding company statutory unearned premium and loss reserves (if any) associated with that assumed business. In addition, as discussed in greater detail under “Liquidity and Capital Resources—Commitments and Contingencies—Recourse Credit Facilities—2009 Strip Coverage Facility” within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” a downgrade of AGM may result in early termination of leases under leveraged lease transactions insured by AGM. Upon early termination of a lease, to the extent the early termination payment owing to the lessor within such a transaction is not paid, a claim could be made to AGM under its financial guaranty. Separately, in certain other transactions, beneficiaries of financial guaranties issued by the Company’s insurance subsidiaries may have the right to cancel the credit protection offered by the Company, which would result in the loss of future premium earnings and the reversal of any fair value gains or losses recorded by the Company.

If AGC’s financial strength or financial enhancement ratings were downgraded, the Company could be required to post collateral under certain of its credit derivative contracts or certain of the Company’s counterparties could have a right to terminate such credit derivative contract. See the risk factor entitled “If AGC’s financial strength or financial enhancement ratings were downgraded, the Company could be required to make termination payments or post collateral under certain of its credit derivative contracts, which could impair its liquidity, results of operations and financial condition” in the Company’s 2011 Form 10-K.

If AGM’s financial strength or financial enhancement ratings were downgraded, AGM-insured GICs issued by the Financial Products Companies may come due or may come due absent the provision of collateral by the GIC issuers. The Company relies on agreements pursuant to which Dexia has agreed to guarantee or lend certain amounts, or to post liquid collateral, in regards to AGMH’s former financial products business. See the risk factor entitled “Risks Related to the AGMH Acquisition—The Company has substantial exposure to credit and liquidity risks from Dexia” in the Company’s 2011 Form 10-K.

Changes in or inability to comply with applicable law could adversely affect the Company’s ability to do business.

The Company’s businesses are subject to direct and indirect regulation under state insurance laws, federal securities, commodities and tax laws affecting public finance and asset backed obligations, and federal regulation of derivatives, as well as applicable laws in the other countries in which the Company operates. Future legislative, regulatory, judicial or other legal changes in the jurisdictions in which the Company does business may adversely affect its ability to pursue its current mix of business, thereby materially impacting its financial results by, among other things, limiting the types of risks it may insure, lowering applicable single or aggregate risk limits, increasing required reserves or capital, increasing the level of supervision or regulation to which the Company’s operations may be subject, imposing restrictions that make the Company’s products less attractive to potential buyers, lowering the profitability of the Company’s business activities, requiring the Company to change certain of its business practices and exposing it to additional costs (including increased compliance costs).

In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) signed into law on July 21, 2010 could result in requirements to maintain capital and/or post margin with respect to any future derivative transactions and possibly its existing insured derivatives portfolio. The SEC and the Commodity Futures Trading Commission (“CFTC”) recently released final rules indicating that the Company’s existing derivatives portfolio, including portions that are in run-off, will be included in tests used to determine if the Company or its affiliates will be deemed to be “swap dealers” or “major swap participants” under the Dodd-Frank Act.  Although the Company is still assessing its status under these rules, the practical impact of such a designation, including in particular the magnitude of related capital or margin requirements, and the extent to which such requirements would apply to the Company’s existing derivatives portfolio, will depend on rulemaking by the SEC and CFTC, much of which has not yet occurred. As discussed in the risk factor entitled “Risks Related to the Company’s Capital and Liquidity Requirements—The Company may require additional capital from time to time, including from soft capital and liquidity credit facilities, which may not be available or may be available only on unfavorable terms” in the Company’s 2011 Form 10-K, we cannot assure you that we will be able to obtain, or obtain on favorable terms, any additional capital that may be required by the Dodd-Frank Act. If the new regulations require a substantial amount of collateral to be posted, this could have material adverse effects on the Company’s financial condition, liquidity and results of operation.

Pursuant to the Dodd-Frank Act, a Federal Insurance Office (“FIO”) has been established to develop federal policy relating to insurance matters. The FIO is conducting a study for submission to the U.S. Congress on how to modernize and improve insurance regulation in the U.S.  Moreover, various federal regulatory agencies have begun proposing and adopting regulations in furtherance of the Dodd-Frank Act provisions and will continue in the coming months, such as the proposed regulations issued by the Financial Stability Oversight Council to identify certain nonbank financial companies to be subject to supervision by the Board of Governors of the Federal Reserve System. To the extent these or other requirements ultimately apply to the Company, they could require the Company to change how it conducts and manages its business, including subjecting it to higher capital requirements, and could adversely affect it.

The foregoing requirements, as well as others that could be applied to the Company as a result of the legislation, could limit the Company’s ability to conduct certain lines of business and/or subject the Company to enhanced business conduct standards and/or otherwise adversely affect its future results of operations. Because many provisions of the Dodd-Frank Act are being implemented through agency rulemaking processes, many of which have not been completed, our assessment of the legislation’s impact on the Company and its business remains uncertain and is subject to change.

In addition, the decline in the financial strength of many financial guaranty insurers has caused government officials to examine the suitability of some of the complex securities guaranteed by financial guaranty insurers. For example, the New York Insurance Department had announced that it would develop new rules and regulations for the financial guaranty industry. On September 22, 2008, the Department issued Circular Letter No. 19 (2008) (the “Circular Letter”), which established best practices guidelines for financial guaranty insurers effective January 1, 2009. The Department had announced that it plans to propose legislation and regulations to formalize these guidelines. Such guidelines and the related legislation and regulations may limit the amount of new structured finance business that AGC may write.

Furthermore, if the Company fails to comply with applicable insurance laws and regulations it could be exposed to fines, the loss of insurance licenses, limitations on the right to originate new business and restrictions on its ability to pay dividends, all of which could have an adverse impact on its business results and prospects. As a result of a number of factors, including incurred losses and risks reassumed from troubled reinsurers, AGM and AGC have from time to time exceeded regulatory risk limits. Failure to comply with these limits allows the Department the discretion to cause the Company to cease writing new business. Although the Company has notified the Department of such noncompliance, the Department has not exercised such discretion in the past. If an insurance company’s surplus declines below minimum required levels, the insurance regulator could impose additional restrictions on the insurer or initiate insolvency proceedings. AGC and AGM may increase surplus by various means, including obtaining capital contributions from the Company, purchasing reinsurance or entering into other loss mitigation arrangements, reducing the amount of new business written or obtaining regulatory approval to release contingency reserves. From time to time, AGM and AGC have obtained approval from their regulators to release contingency reserves based on the expiration of their insured exposure.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during the First Quarter 2012. All shares repurchased were for the payment of employee withholding taxes due in connection with the vesting of restricted stock awards.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1 - January 31	—	$—	—	5,000,000
February 1 - February 29	18,625	$17.03	—	5,000,000
March 1 - March 31	—	$—	—	5,000,000
Total	18,625	$17.03	—

ITEM 6.  EXHIBITS.

See Exhibit Index for a list of exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURED GUARANTY LTD. (Registrant)

Dated: May 10, 2012	By:	/s/ ROBERT A. BAILENSON

Robert A. Bailenson Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Employment Continuation and Termination of Employment Agreement between Dominic J. Frederico and the Registrant*
10.2	Employment Continuation and Termination of Employment Agreement between James M. Michener and the Registrant*
10.3	Employment Continuation and Termination of Employment Agreement between Robert B. Mills and the Registrant*
10.4	Employment Continuation and Termination of Employment Agreement between Robert A. Bailenson and the Registrant*
10.5	Assured Guaranty Ltd. Executive Severance Plan*
10.6	Assured Guaranty Ltd. Perquisite Policy*
10.7	2012 Form of Executive Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan*
10.8	2012 Form of Executive Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan*
10.9	2012 Form of Executive Performance-Based Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan*
10.10	Terms of Performance Retention Award Four Year Installment Vesting Granted on February 9, 2012 for Participants Subject to $1 million Limit*
10.11	Form of Acknowledgement Letter for Participants in Assured Guaranty Ltd. Executive Severance Plan*
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.1

The following financial information from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the Three Months ended March 31, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the Three Months ended March 31, 2012 and 2011 (iv) Consolidated Statement of Shareholders’ Equity for the Three Months ended March 31, 2012; (v) Consolidated Statements of Cash Flows for the Three Months ended March 31, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.

*Management contract or compensatory plan