Form 10-Q
period 2012-06-30
ASSURED GUARANTY LTD
filed 2012-08-09
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012
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

The number of registrant’s Common Shares ($0.01 par value) outstanding as of August 1, 2012 was 194,067,746 (includes 88,549 unvested restricted shares).

ASSURED GUARANTY LTD.

ITEM 1.	Financial Statements

Assured Guaranty Ltd.

Consolidated Balance Sheets (unaudited)

(dollars in thousands except per share and share amounts)

	As of June 30, 2012	As of December 31, 2011
Assets
Investment portfolio:
Fixed maturity securities, available-for-sale, at fair value (amortized cost of $9,618,789 and $9,638,404)	$10,207,514	$10,141,850
Short term investments, at fair value	919,784	734,046
Other invested assets	194,447	222,869
Total investment portfolio	11,321,745	11,098,765
Cash	175,347	214,544
Premiums receivable, net of ceding commissions payable	964,063	1,002,852
Ceded unearned premium reserve	590,781	708,872
Deferred acquisition costs	126,755	132,418
Reinsurance recoverable on unpaid losses	170,495	69,300
Salvage and subrogation recoverable	376,760	367,718
Credit derivative assets	429,891	468,933
Deferred tax asset, net	815,084	803,529
Current income tax receivable	63,192	76,430
Financial guaranty variable interest entities’ assets, at fair value	2,725,979	2,819,077
Other assets	314,372	262,222
Total assets	$18,074,464	$18,024,660
Liabilities and shareholders’ equity
Unearned premium reserve	$5,583,380	$5,962,799
Loss and loss adjustment expense reserve	995,217	679,011
Reinsurance balances payable, net	186,676	170,982
Long-term debt	846,354	1,038,302
Credit derivative liabilities	2,095,852	1,772,803
Financial guaranty variable interest entities’ liabilities with recourse, at fair value	2,239,067	2,396,945
Financial guaranty variable interest entities’ liabilities without recourse, at fair value	1,042,275	1,061,497
Other liabilities	361,577	290,756
Total liabilities	13,350,398	13,373,095
Commitments and contingencies (See Note 12)
Common stock ($0.01 par value, 500,000,000 shares authorized; 193,956,481 and 182,235,798 shares issued and outstanding in 2012 and 2011)	1,939	1,822
Additional paid-in capital	2,719,988	2,569,922
Retained earnings	1,568,397	1,707,922
Accumulated other comprehensive income, net of tax of $159,679 and $135,344	429,342	367,499
Deferred equity compensation (320,193 shares in 2012 and 2011)	4,400	4,400
Total shareholders’ equity	4,724,066	4,651,565
Total liabilities and shareholders’ equity	$18,074,464	$18,024,660

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Operations (unaudited)

(dollars in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Net earned premiums	$219,299	$230,068	$412,976	$484,045
Net investment income	101,588	102,591	199,350	200,003
Net realized investment gains (losses):
Other-than-temporary impairment losses	(9,042)	(26,818)	(36,386)	(33,765)
Less: portion of other-than-temporary impairment loss recognized in other comprehensive income	(7,201)	(15,240)	(29,666)	(17,609)
Other net realized investment gains (losses)	(1,315)	6,488	4,880	13,872
Net realized investment gains (losses)	(3,156)	(5,090)	(1,840)	(2,284)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	(22,664)	(10,836)	(79,545)	24,591
Net unrealized gains (losses)	283,327	(54,059)	(350,431)	(325,695)
Net change in fair value of credit derivatives	260,663	(64,895)	(429,976)	(301,104)
Fair value gain (loss) on committed capital securities	4,290	569	(9,614)	1,095
Fair value gains (losses) on financial guaranty variable interest entities	172,356	(174,286)	135,754	(54,685)
Other income	4,458	27,337	95,442	68,137
Total revenues	759,498	116,294	402,092	395,207
Expenses
Loss and loss adjustment expenses	122,446	123,913	369,293	98,333
Amortization of deferred acquisition costs	4,526	5,810	9,939	9,472
Interest expense	25,426	24,696	50,099	49,456
Other operating expenses	53,447	53,249	114,727	116,132
Total expenses	205,845	207,668	544,058	273,393
Income (loss) before income taxes	553,653	(91,374)	(141,966)	121,814
Provision (benefit) for income taxes
Current	(29,132)	9,864	396	(187,735)
Deferred	206,237	(58,133)	(35,886)	213,398
Total provision (benefit) for income taxes	177,105	(48,269)	(35,490)	25,663
Net income (loss)	$376,548	$(43,105)	$(106,476)	$96,151

Earnings per share:
Basic	2.02	(0.23)	(0.58)	0.52
Diluted	2.01	(0.23)	(0.58)	0.51
Dividends per share	0.09	0.045	0.18	0.09

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Comprehensive Income (unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$376,548	$(43,105)	$(106,476)	$96,151
Unrealized holding gains (losses) arising during the period on:
Investments with no other-than-temporary impairment, net of tax provision (benefit) of $8,333, $61,394, $27,382 and $41,762	31,925	127,198	74,048	80,808
Investments with other-than-temporary impairment, net of tax provision (benefit) of $(1,141), $(5,323), $(8,486) and $3,872	(4,321)	(12,389)	(18,057)	8,456
Unrealized holding gains (losses) arising during the period, net of tax	27,604	114,809	55,991	89,264
Less: reclassification adjustment for gains (losses) included in net income (loss), net of tax provision (benefit) of $(3,975), $(1,743), $(5,247), and $(1,571)	(4,637)	(4,227)	(5,493)	(3,198)
Change in net unrealized gains on investments	32,241	119,036	61,484	92,462
Change in cumulative translation adjustment, net of tax provision (benefit) of $(636), $191, $305 and $860	(1,182)	346	568	1,589
Change in cash flow hedge, net of tax provision (benefit) of $(57), $(57), $(113) and $(113)	(104)	(104)	(209)	(209)
Other comprehensive income (loss)	30,955	119,278	61,843	93,842
Comprehensive income (loss)	$407,503	$76,173	$(44,633)	$189,993

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statement of Shareholders’ Equity (unaudited)

For the Six Months Ended, June 30, 2012

(dollars in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2011	182,235,798	$1,822	$2,569,922	$1,707,922	$367,499	$4,400	$4,651,565
Net loss	—	—	—	(106,476)	—	—	(106,476)
Dividends ($0.18 per share)	—	—	—	(32,878)	—	—	(32,878)
Dividends on restricted stock units	—	—	171	(171)	—	—	—
Common stock issuance, net	13,428,770	134	172,366	—	—	—	172,500
Common stock repurchases	(2,066,759)	(21)	(24,292)	—	—	—	(24,313)
Share-based compensation and other	358,672	4	1,821	—	—	—	1,825
Other comprehensive income	—	—	—	—	61,843	—	61,843
Balance at June 30, 2012	193,956,481	$1,939	$2,719,988	$1,568,397	$429,342	$4,400	$4,724,066

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended June 30,
	2012	2011
Net cash flows provided by (used in) operating activities	$162,138	$631,946
Investing activities
Fixed maturity securities:
Purchases	(923,704)	(1,349,745)
Sales	525,523	685,980
Maturities	514,725	325,750
Net sales (purchases) of short-term investments	(108,014)	(49,901)
Net proceeds from paydowns on financial guaranty variable interest entities’ assets	282,790	423,977
Acquisition of MIAC, net of cash acquired	(91,094)	—
Other	73,232	8,696
Net cash flows provided by (used in) investing activities	273,458	44,757
Financing activities
Proceeds from issuances of common stock	172,500	—
Dividends paid	(32,878)	(16,577)
Repurchases of common stock	(24,313)	—
Share activity under option and incentive plans	(2,209)	(2,652)
Net paydowns of financial guaranty variable interest entities’ liabilities	(388,576)	(593,294)
Repayment of long-term debt	(195,668)	(10,294)
Net cash flows provided by (used in) financing activities	(471,144)	(622,817)
Effect of exchange rate changes	(3,649)	3,215
Increase (decrease) in cash	(39,197)	57,101
Cash at beginning of period	214,544	108,389
Cash at end of period	$175,347	$165,490
Supplemental cash flow information
Cash paid (received) during the period for:
Income taxes	$(15,500)	$89,202
Interest	$46,787	$45,711

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2012

1.	Business and Basis of Presentation

Business

Assured Guaranty Ltd. (“AGL” and, together with its subsidiaries, “Assured Guaranty” or the “Company”) is a Bermuda-based holding company that provides, through its operating subsidiaries, credit protection products to the United States (“U.S.”) and international public finance, infrastructure and structured finance markets. The Company has applied its credit underwriting judgment, risk management skills and capital markets experience to offer insurance that protects holders of debt instruments and other monetary obligations from defaults in scheduled payments, including scheduled interest and principal payments. The securities insured by the Company include tax-exempt and taxable obligations issued by U.S. state or municipal governmental authorities, utility districts or facilities; notes or bonds issued to finance international infrastructure projects; and asset-backed securities that are generally issued by special purpose entities. The Company markets its credit protection products directly to issuers and underwriters of public finance, infrastructure and structured finance securities as well as to investors in such debt obligations. The Company guarantees debt obligations issued in many countries, although its principal focus is on the U.S., Europe and Australia.

Financial guaranty insurance policies provide an unconditional and irrevocable guaranty that protects the holder of a financial obligation against non-payment of principal and interest ("Debt Service") when due. Upon an obligor’s default on scheduled principal or interest payments due on the obligation, the Company is required under the financial guaranty policy to pay the principal or interest shortfall. The Company has issued financial guaranty insurance policies on both public finance obligations and structured finance obligations. Public finance obligations insured by the Company consist primarily of general obligation bonds supported by the issuers’ taxing powers, tax-supported bonds and revenue bonds and other obligations of states, their political subdivisions and other municipal issuers supported by the issuers’ or obligors’ covenant to impose and collect fees and charges for public services or specific projects. Public finance obligations include obligations backed by the cash flow from leases or other revenues from projects serving substantial public purposes, including government office buildings, toll roads, health care facilities and utilities. Structured finance obligations insured by the Company are generally issued by special purpose entities and backed by pools of assets such as residential or commercial mortgage loans, consumer or trade receivables, securities or other assets having an ascertainable cash flow or market value. The Company also insures other specialized financial obligations.

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

The Company has not entered into any new CDS in order to sell credit protection since the beginning of 2009, when regulatory guidelines were issued that limited the terms under which such protection could be sold. The capital and margin requirements applicable under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) also contributed to the decision of the Company not to enter into such new CDS in the foreseeable future. The Company actively pursues opportunities to terminate existing CDS and, in certain cases, has converted existing CDS exposure into a financial guaranty insurance contract. These actions have the effect of reducing future fair value volatility in income and/or reducing rating agency capital charges.

The Company has historically entered into ceded reinsurance contracts in order to obtain greater business diversification and reduce the net potential loss from large risks. In January 2012, two of AGL's operating subsidiaries, Assured Guaranty Municipal Corp. (“AGM”) and Assured Guaranty Corp. (“AGC”), entered into a $435 million excess of loss reinsurance facility with third-party reinsurers, which reduced rating agency capital charges. The Company also has been reassuming previously ceded business from reinsurers. In the three-month period ended March 31, 2012 (“First Quarter 2012”), the Company reassumed a total of $19.1 billion in par from two reinsurers. See Note 11, Reinsurance and Other Monoline Exposures.

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

Unless otherwise noted, ratings disclosed herein on Assured Guaranty’s insured portfolio reflect Assured Guaranty’s internal ratings. Assured Guaranty’s ratings scale is similar to that used by the NRSROs; however, the ratings in these financial statements may not be the same as those assigned by any such rating agency. For example, the super senior category, which is not generally used by rating agencies, is used by Assured Guaranty in instances where Assured Guaranty’s AAA-rated exposure on its internal rating scale (which does not take into account Assured Guaranty’s financial guaranty) has additional credit enhancement due to either (1) the existence of another security rated AAA that is subordinated to Assured Guaranty’s exposure or (2) Assured Guaranty’s exposure benefiting from a different form of credit enhancement that would pay any claims first in the event that any of the exposures incurs a loss, and such credit enhancement, in management’s opinion, causes Assured Guaranty’s attachment point to be materially above the AAA attachment point.

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and, in the opinion of management, reflect all adjustments that are of a normal recurring nature, necessary for a fair statement of the financial condition, results of operations and cash flows of the Company and its consolidated financial guaranty variable interest entities (“FG VIEs”) for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited interim consolidated financial statements are as of June 30, 2012 and cover the three-month period ended June 30, 2012 ("Second Quarter, 2012"), the three-month period ended June 30, 2011 ("Second Quarter 2011"), the six-month period ended June 30, 2012 ("Six Months 2012") and the six-month period ended June 30, 2011 ("Six Months 2011"). The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

The unaudited interim consolidated financial statements include the accounts of AGL and its direct and indirect subsidiaries (collectively, the “Subsidiaries”) and its consolidated FG VIEs. Intercompany accounts and transactions between and among all consolidated entities have been eliminated. Certain prior year balances have been reclassified to conform to the current year’s presentation.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in AGL’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the U.S. Securities and Exchange Commission (the “SEC”).

AGL’s principal insurance company subsidiaries are AGC, domiciled in Maryland; AGM, domiciled in New York; and Assured Guaranty Re Ltd. (“AG Re”), domiciled in Bermuda. In addition, the Company has another U.S. and another Bermuda insurance company subsidiary that participate in a pooling agreement with AGM, two insurance subsidiaries organized in the United Kingdom, and a mortgage insurance company domiciled in New York. On May 31, 2012, the Company completed the purchase of Municipal and Infrastructure Assurance Corporation ("MIAC"), which is domiciled in New York. See Note 2. The Company’s organizational structure includes various holdings companies, two of which—Assured Guaranty US Holdings Inc. (“AGUS”) and Assured Guaranty Municipal Holdings Inc. (“AGMH”)—have public debt outstanding. See Note 13, Long Term Debt and Credit Facilities.

2.	Business Changes, Risks, Uncertainties and Accounting Developments

Summarized below are updates of the most significant recent events that have had, or may have in the future, a material effect on the financial position, results of operations or business prospects of the Company.

Rating Actions

Standard and Poor’s Ratings Services (“S&P”) and Moody’s Investors Service, Inc (“Moody’s”) have downgraded the financial strength ratings of all the Company’s insurance subsidiaries over the course of the last several years. On March 20, 2012, Moody’s placed the ratings of AGL and its Subsidiaries, including the insurance financial strength rating of the Company’s insurance subsidiaries, other than the newly acquired MIAC subsidiary, on review for possible downgrade. There can be no assurance that S&P and Moody’s will not take further action on the Company’s ratings. See Note 4, Financial Guaranty Insurance Contracts, Note 6, Financial Guaranty Contracts Accounted for as Credit Derivatives and Note 11, Reinsurance and Other Monoline Exposure for more information regarding the effect of S&P and Moody’s rating actions on the Company. See also Note 13, Long Term Debt and Credit Facilities for a discussion of the impact of a downgrade in the financial strength rating on the Company's insured leveraged lease transactions and Note 12, Commitments and Contingencies for a discussion of the impact of a downgrade in the financial strength rating on guaranteed investment contracts ("GICs") that AGM has insured.   The insurance subsidiaries’ financial strength ratings are an important competitive factor in the financial guaranty insurance and reinsurance markets. If the financial strength or financial enhancement ratings of the Company’s insurance subsidiaries were reduced below current levels, the Company expects it could have adverse effects on its future business opportunities as well as the premiums it could charge for its insurance policies and consequently, a downgrade could harm the Company’s new business production and results of operations in a material respect.

Accounting Changes

There has recently been significant GAAP rule making activity which has affected the accounting policies and presentation of the Company’s financial information beginning on January 1, 2012, particularly:

·                        adoption of new guidance that restricted the types and amounts of financial guaranty insurance acquisition costs that may be deferred. See Note 4, Financial Guaranty Insurance Contracts.

·                        adoption of guidance that changed the presentation of other comprehensive income (“OCI”). See “Consolidated Statements of Comprehensive Income.”

·                        adoption of guidance requiring additional fair value disclosures. See Note 5, Fair Value Measurement.

Deutsche Bank Agreement

On May 8, 2012, Assured Guaranty reached a settlement with Deutsche Bank AG and certain of its affiliates (collectively, “Deutsche Bank”), resolving claims related to certain residential mortgage-backed securities (“RMBS”) transactions issued, underwritten or sponsored by Deutsche Bank that were insured by Assured Guaranty under financial guaranty insurance policies and to certain RMBS exposures in re-securitization transactions as to which Assured Guaranty provides credit protection through CDS. As part of the settlement agreement (the “Deutsche Bank Agreement”), Assured Guaranty settled its litigation against Deutsche Bank on three RMBS transactions.

Assured Guaranty received a cash payment of $165.6 million from Deutsche Bank upon signing of the Deutsche Bank Agreement, a portion of which partially reimbursed Assured Guaranty for past losses on certain transactions. Assured Guaranty and Deutsche Bank also entered into loss sharing arrangements covering future RMBS related losses, which are described below. Under the Deutsche Bank Agreement, Deutsche Bank AG placed approximately $282.7 million of eligible assets in trust in order to collateralize the obligations of a reinsurance affiliate under the loss-sharing arrangements, and the Deutsche Bank reinsurance affiliate may post additional collateral in the future to satisfy rating agency requirements.

The settlement includes eight RMBS transactions (“Covered Transactions”) that Assured Guaranty has insured through financial guaranty insurance policies. The Covered Transactions are backed by first lien and second lien mortgage loans. Under the Deutsche Bank Agreement, the Deutsche Bank reinsurance affiliate will reimburse 80% of Assured Guaranty’s future losses on the Covered Transactions until Assured Guaranty’s aggregate losses (including those to date that are partially reimbursed by the $165.6 million cash payment) reach $318.8 million. Assured Guaranty currently projects that the Covered Transactions will not generate aggregate losses in excess of $318.8 million. In the event aggregate losses exceed $388.8 million, the Deutsche Bank reinsurance affiliate is required to resume reimbursement at the rate of 85% of Assured Guaranty’s losses in excess of $388.8 million until such losses reach $600.0 million. The Covered Transactions represented $567.8 million of gross par outstanding as of June 30, 2012.

Certain uninsured tranches (“Uninsured Tranches”) of three of the Covered Transactions are included as collateral in

RMBS re- securitization transactions as to which Assured Guaranty provides credit protection through CDS. Under the Deutsche Bank Agreement, the Deutsche Bank reinsurance affiliate will reimburse losses on the CDS in an amount equal to 60% of losses in these Uninsured Tranches until the aggregate losses in the Uninsured Tranches reach $141.1 million. Assured Guaranty currently projects that the Uninsured Tranches will not generate losses in excess of $141.1 million in the base case scenario. In the event aggregate losses exceed $161.1 million, reimbursement resumes at the rate of 60% until the aggregate losses reach $185.1 million. The Deutsche Bank reinsurance affiliate is required to reimburse any losses in excess of $185.1 million at the rate of 100% until the aggregate losses reach $247.8 million. The Uninsured Tranches represent $329.3 million of par outstanding as of June 30, 2012.

Except for the Uninsured Tranches, the settlement does not include Assured Guaranty’s CDS with Deutsche Bank. The parties have agreed to continue efforts to resolve CDS-related claims.

Reinsurance Agreements

As discussed in Note 11, Reinsurance and Other Monoline Exposures, the Company has entered into several agreements with reinsurers, including assumption and re-assumption agreements with Radian Asset Assurance Inc. ("Radian"), a re-assumption agreement with Tokio Marine & Nichido Fire Insurance Co., Ltd. (“Tokio”) and a $435 million excess of loss reinsurance facility.

MIAC Acquisition

On May 31, 2012, the Company purchased 100% of the outstanding common stock of MIAC from Radian for $91.1 million in cash, resulting in $16.0 million in indefinite-lived intangible assets which represents the value of MIAC's licenses. Assets acquired consisted primarily of short-term investments. Investment income earned on these assets was not material for the Six Months 2012. MIAC is licensed to provide financial guaranty insurance and reinsurance in 38 U.S. jurisdictions including the District of Columbia. The acquisition of MIAC enhances the Company's flexibility to respond to changes in the financial guaranty industry.

Remarketing of Senior Notes and Redemption of Equity Units

On June 1, 2012, the Company completed the remarketing of the $172.5 million aggregate principal amount of 8.50% Senior Notes issued by AGUS in 2009 that were components of the Company's Equity Units; AGUS purchased all of the Senior Notes in the remarketing at a price of 100% of the aggregate principal amount thereof, and retired all of such notes on June 1, 2012. The proceeds from the remarketing were used to satisfy the obligations of the holders of the Equity Units to purchase AGL common shares pursuant to the forward purchase contracts that were also components of the Equity Units. Accordingly, on June 1, 2012, AGL issued 3.8924 common shares to holders of each $50 Equity Unit, which represented a settlement rate of 3.8685 common shares plus certain anti-dilution adjustments, or an aggregate of 13,428,770 common shares. The Equity Units ceased to exist when the forward purchase contracts were settled on June 1, 2012.

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

Debt Service Outstanding

	Gross Debt Service Outstanding		Net Debt Service Outstanding
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
	(in millions)
Public finance	$767,155	$798,471	$719,301	$716,890
Structured finance	123,437	137,661	115,787	128,775
Total financial guaranty	$890,592	$936,132	$835,088	$845,665

In addition to the amounts shown in the table above, the Company’s net mortgage guaranty insurance in force was approximately $148 million as of June 30, 2012. The net mortgage guaranty insurance in force comprises $133 million covering loans originated in Ireland and $15 million covering loans originated in the UK.

Financial Guaranty Portfolio by Internal Rating

	As of June 30, 2012
	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
Super senior	$—	—%	$1,109	2.8%	$15,157	18.2%	$4,777	22.9%	$21,043	3.8%
AAA	4,771	1.2	1,388	3.6	32,947	39.5	9,225	44.2	48,331	8.7
AA	136,709	33.3	998	2.6	10,416	12.5	889	4.3	149,012	27.0
A	220,154	53.7	10,657	27.5	4,692	5.6	1,352	6.5	236,855	42.8
BBB	43,836	10.7	22,102	57.0	4,201	5.0	2,740	13.1	72,879	13.2
Below-investment-grade (“BIG”)	4,407	1.1	2,515	6.5	16,017	19.2	1,875	9.0	24,814	4.5
Total net par outstanding	$409,877	100.0%	$38,769	100.0%	$83,430	100.0%	$20,858	100.0%	$552,934	100.0%

	As of December 31, 2011
	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
Super senior	$—	—%	$1,138	2.9%	$16,756	18.2%	$5,660	23.9%	$23,554	4.2%
AAA	5,074	1.3	1,381	3.5	35,736	38.7	10,231	43.2	52,422	9.4
AA	139,693	34.6	1,056	2.7	12,575	13.6	976	4.1	154,300	27.7
A	213,164	52.9	11,744	30.1	4,115	4.5	1,518	6.4	230,541	41.3
BBB	40,635	10.1	21,399	54.8	5,044	5.5	3,391	14.3	70,469	12.6
BIG	4,507	1.1	2,328	6.0	18,008	19.5	1,919	8.1	26,762	4.8
Total net par outstanding	$403,073	100.0%	$39,046	100.0%	$92,234	100.0%	$23,695	100.0%	$558,048	100.0%

In First Quarter 2012, the Company reclassified to AA 80% of the net par outstanding of those first lien transactions that are covered by the Bank of America Agreement (see Note 4, Financial Guaranty Insurance Contracts) and that the Company otherwise internally rated below AA. The Company reclassified those amounts as AA exposure due to the eligible assets that Bank of America has placed into trust in order to collateralize its reimbursement obligation relating to such first lien transactions. This reclassification resulted in a decrease in BIG net par outstanding as of December 31, 2011 of $1,452 million from that previously reported.

In addition to amounts shown in the tables above, the Company had outstanding commitments to provide guaranties of

$1.8 billion for structured finance and $0.5 billion for public finance obligations at June 30, 2012. The structured finance commitments include the unfunded component of pooled corporate and other transactions. Public finance commitments typically relate to primary and secondary public finance debt issuances. The expiration dates for the public finance commitments range between July 1, 2012 and February 25, 2017, with $0.2 billion expiring prior to December 31, 2012. The commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be cancelled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

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

Net Economic Exposure to Selected European Countries(1)
June 30, 2012

	Greece(2)	Hungary	Ireland	Italy	Portugal	Spain	Total
	(in millions)
Sovereign and sub-sovereign exposure:
Public finance	$276	$—	$—	$977	$110	$257	$1,620
Infrastructure finance	—	430	23	322	99	165	1,039
Sub-total	276	430	23	1,299	209	422	2,659
Non-sovereign exposure:
Regulated utilities	—	—	—	222	—	12	234
RMBS	—	215	133	489	—	—	837
Commercial receivables	—	1	19	26	14	18	78
Pooled corporate	31	—	208	227	14	492	972
Sub-total	31	216	360	964	28	522	2,121
Total	$307	$646	$383	$2,263	$237	$944	$4,780
Total BIG	$276	$516	$8	$238	$127	$391	$1,556
 ____________________
(1)                             While the Company’s exposures are shown in U.S. dollars, the obligations the Company insures are in various currencies, including U.S. dollars, Euros and British pounds sterling. Included in the table above is $133 million of reinsurance assumed on a 2004 - 2006 pool of Irish residential mortgages that is part of the Company’s remaining legacy mortgage reinsurance business. One of the residential mortgage-backed securities included in the table above includes residential mortgages in both Italy and Germany, and only the portion of the transaction equal to the portion of the original mortgage pool in Italian mortgages is shown in the table.
(2)                             As of June 30, 2012, the Company had established a full limit loss on this exposure. The Company accelerated claims under its financial guaranty on the July payment date with respect to the 2057 bonds and intends to accelerate claims on or after the September payment date with respect to the 2037 bonds.

The Company has not guaranteed any sovereign bonds of the Selected European Countries except Greece (see Note 4, Financial Guaranty Insurance Contracts). The remainder of the “Public Finance Category” is from transactions backed by receivable payments from sub-sovereigns in Italy, Spain and Portugal. Sub-sovereign debt is debt issued by a governmental entity or government backed entity, or supported by such an entity, that is other than direct sovereign debt of the ultimate governing body of the country.

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

The Company monitors its investment grade credits to determine whether any new credits need to be internally downgraded to BIG. The Company refreshes its internal credit ratings on individual credits in quarterly, semi-annual or annual cycles based on the Company’s view of the credit’s quality, loss potential, volatility and sector. Ratings on credits in sectors identified as under the most stress or with the most potential volatility are reviewed every quarter. The Company’s insured credit ratings on assumed credits are based on the Company’s reviews of low-rated credits or credits in volatile sectors, unless such information is not available, in which case, the ceding company’s credit rating of the transactions are used. The Company models most assumed RMBS credits with par above $1 million, as well as certain RMBS credits below that amount.

Credits identified as BIG are subjected to further review to determine the probability of a loss (see Note 4, Financial Guaranty Insurance Contracts). Surveillance personnel then assign each BIG transaction to the appropriate BIG surveillance category based upon whether a lifetime loss is expected and whether a claim has been paid. The Company expects “lifetime losses” on a transaction when the Company believes there is at least a 50% chance that, on a present value basis, it will pay more claims over the life of that transaction than it ultimately will have been reimbursed. For surveillance purposes, the Company calculates present value using a constant discount rate of 5%. (A risk-free rate is used for recording of reserves for financial statement purposes.)

Intense monitoring and intervention is employed for all BIG surveillance categories, with internal credit ratings reviewed quarterly. The three BIG categories are:

·                  BIG Category 1: Below-investment-grade transactions showing sufficient deterioration to make lifetime losses possible, but for which none are currently expected. Transactions on which claims have been paid but are expected to be fully reimbursed (other than investment grade transactions on which only liquidity claims have been paid) are in this category.

·                  BIG Category 2: Below-investment-grade transactions for which lifetime losses are expected but for which no claims (other than liquidity claims which is a claim that the Company expects to be reimbursed within one year) have yet been paid.

·                  BIG Category 3: Below-investment-grade transactions for which lifetime losses are expected and on which claims (other than liquidity claims) have been paid. Transactions remain in this category when claims have been paid and only a recoverable remains.

Financial Guaranty Exposures
(Insurance and Credit Derivative Form)

	As of June 30, 2012
	BIG Net Par Outstanding				Net Par Outstanding	BIG Net Par as a % of Net Par Outstanding
	BIG 1	BIG 2	BIG 3	Total BIG
			(in millions)
First lien U.S. RMBS:
Prime first lien	$76	$430	$3	$509	$690	0.1%
Alt-A first lien	436	2,039	1,374	3,849	4,939	0.7
Option ARM	61	471	827	1,359	1,991	0.3
Subprime	218	1,276	864	2,358	7,754	0.4
Second lien U.S. RMBS:
Closed end second lien	—	450	419	869	997	0.2
Home equity lines of credit (“HELOCs”)	394	—	2,587	2,981	3,521	0.5
Total U.S. RMBS	1,185	4,666	6,074	11,925	19,892	2.2
Trust preferred securities (“TruPS”)	2,071	—	952	3,023	6,006	0.5
Other structured finance	1,261	459	1,224	2,944	78,390	0.5
U.S. public finance	3,285	407	715	4,407	409,877	0.8
Non-U.S. public finance (1)	2,239	276	—	2,515	38,769	0.5
Total	$10,041	$5,808	$8,965	$24,814	$552,934	4.5%

	As of December 31, 2011
	BIG Net Par Outstanding				Net Par Outstanding	BIG Net Par as a % of Net Par Outstanding
	BIG 1	BIG 2	BIG 3	Total BIG
			(in millions)
First lien U.S. RMBS:
Prime first lien	$77	$465	$—	$542	$739	0.1%
Alt-A first lien	1,695	1,028	1,540	4,263	5,329	0.8
Option ARM	25	689	882	1,596	2,433	0.3
Subprime (including net interest margin securities)	795	1,200	513	2,508	8,136	0.4
Second lien U.S. RMBS:
Closed end second lien	—	495	520	1,015	1,040	0.2
HELOCs	421	—	2,858	3,279	3,890	0.6
Total U.S. RMBS	3,013	3,877	6,313	13,203	21,567	2.4
TruPS	2,501	—	951	3,452	6,334	0.6
Other structured finance	1,295	548	1,429	3,272	88,028	0.6
U.S. public finance	3,395	274	838	4,507	403,073	0.8
Non-U.S. public finance (1)	2,046	282	—	2,328	39,046	0.4
Total	$12,250	$4,981	$9,531	$26,762	$558,048	4.8%
_____________________
(1)    Includes $276 million and $282 million in net par as of June 30, 2012 and December 31, 2011, respectively, for bonds of the Hellenic Republic of Greece, a portion of which was accelerated in July 2012 and a portion of which the Company intends to accelerate on or after September 2012. See Note 4, Financial Guaranty Insurance Contracts.

Below-Investment-Grade Credits
By Category

	As of June 30, 2012
	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$7,467	$2,574	$10,041	164	35	199
Category 2	3,353	2,455	5,808	79	34	113
Category 3	6,894	2,071	8,965	132	25	157
Total BIG	$17,714	$7,100	$24,814	375	94	469

	As of December 31, 2011
	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$8,297	$3,953	$12,250	171	40	211
Category 2	3,458	1,523	4,981	71	33	104
Category 3	7,204	2,327	9,531	126	26	152
Total BIG	$18,959	$7,803	$26,762	368	99	467
_____________________
(1)                                Includes net par outstanding for FG VIEs.

(2)                                 A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making Debt Service payments.

4.	Financial Guaranty Insurance Contracts

Change in accounting for deferred acquisition costs

In October 2010, the Financial Accounting Standards Board adopted Accounting Standards Update (“Update”) No. 2010-26. This guidance was effective January 1, 2012, with retrospective application. The Update specifies that certain costs incurred in the successful acquisition of new and renewal insurance contracts should be capitalized. These costs include direct costs of contract acquisition that result directly from and are essential to the contract transaction. These costs include expenses such as ceding commissions and the cost of underwriting personnel. Management uses its judgment in determining the type and amount of cost to be deferred. The Company conducts an annual study to determine which operating costs vary with, and are directly related to, the acquisition of new business, and therefore qualify for deferral. Ceding commission income on business ceded to third party reinsurers reduces policy acquisition costs and is deferred. Costs incurred by the insurer for soliciting potential customers, market research, training, administration, unsuccessful acquisition efforts, and product development as well as all overhead type costs are charged to expense as incurred.

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

	As Reported Second Quarter 2011	Retroactive Application Adjustment	As Revised Second Quarter 2011
	(in millions except per share amounts)
Amortization of deferred acquisition costs	$9.5	$(3.7)	$5.8
Other operating expenses	48.5	4.7	53.2
Net income (loss)	(42.6)	(0.5)	(43.1)
Earnings per share:
Basic	$(0.23)	$—	$(0.23)
Diluted	(0.23)	—	(0.23)

	As Reported Six Months 2011	Retroactive Application Adjustment	As Revised Six Months 2011
	(in millions except per share amounts)
Amortization of deferred acquisition costs	$16.9	$(7.4)	$9.5
Other operating expenses	105.3	10.7	116.0
Net income (loss)	98.0	(1.8)	96.2
Earnings per share:
Basic	0.53	(0.01)	0.52
Diluted	0.52	(0.01)	0.51

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

Net Earned Premiums

	Second Quarter		Six Months
	2012	2011	2012	2011
	(in millions)
Scheduled net earned premiums	$144.7	$202.7	$296.7	$417.6
Acceleration of premium earnings	68.2	21.0	104.8	50.6
Accretion of discount on net premiums receivable	6.3	5.8	11.0	14.8
Total financial guaranty	219.2	229.5	412.5	483.0
Other	0.1	0.5	0.5	1.0
Total net earned premiums(1)	$219.3	$230.0	$413.0	$484.0
 ___________________
(1)                                  Excludes $15.5 million and $18.3 million in Second Quarter 2012 and 2011, respectively, and $32.5 million and $37.4 million for the Six Months 2012 and 2011, respectively, related to consolidated FG VIEs.

Gross Premium Receivable, Net of Ceding Commissions Roll Forward

	Six Months
	2012	2011
	(in millions)
Balance beginning of period	$1,002.9	$1,167.6
Premium written, net	102.7	102.9
Premium payments received, net	(166.5)	(151.7)
Adjustments to the premium receivable:
Changes in the expected term of financial guaranty insurance contracts	18.8	(91.1)
Accretion of discount	13.4	16.4
Foreign exchange translation	(0.5)	22.8
Consolidation of FG VIEs	(5.4)	(9.9)
Other adjustments	(1.3)	2.5
Balance, end of period (1)	$964.1	$1,059.5
____________________
(1)                                  Excludes $31.7 million and $31.7 million as of June 30, 2012 and 2011, respectively, related to consolidated FG VIEs.

Gains or losses due to foreign exchange rate changes relate to installment premium receivables denominated in currencies other than the U.S. dollar. Approximately 49%, 47% and 51% of installment premiums at June 30, 2012, December 31, 2011 and June 30, 2011, respectively, are denominated in currencies other than the U.S. dollar, primarily in euro and British Pound Sterling.

Actual collections may differ from expected collections in the tables below due to factors such as foreign exchange rate fluctuations, counterparty collectability issues, accelerations, commutations and changes in expected lives.

Expected Collections of Gross Premiums Receivable,
Net of Ceding Commissions (Undiscounted)

June 30, 2012
(in millions)
2012 (July 1 – September 30)	$48.4
2012 (October 1 – December 31)	50.0
2013	106.6
2014	93.3
2015	83.3
2016	77.3
2017-2021	305.6
2022-2026	206.6
2027-2031	152.2
After 2031	187.6
Total(1)	$1,310.9
 ____________________
(1)                                  Excludes expected cash collections on FG VIEs of $37.8 million.

Components of Unearned Premium Reserve

	As of June 30, 2012			As of December 31, 2011
	Gross	Ceded	Net(1)	Gross	Ceded	Net(1)
	(in millions)
Deferred premium revenue	$5,698.6	$610.6	$5,088.0	$6,046.3	$727.4	$5,318.9
Contra-paid	(123.1)	(19.8)	(103.3)	(92.2)	(18.8)	(73.4)
Total financial guaranty	5,575.5	590.8	4,984.7	5,954.1	708.6	5,245.5
Other	7.9	0.0	7.9	8.7	0.3	8.4
Total	$5,583.4	$590.8	$4,992.6	$5,962.8	$708.9	$5,253.9
 ____________________
(1)                              Total net unearned premium reserve excludes $255.5 million and $274.2 million related to FG VIEs as of June 30, 2012 and December 31, 2011, respectively.

The following table provides a schedule of the expected timing of the income statement recognition of pre-tax financial guaranty insurance net deferred premium revenue and the present value of net expected losses to be expensed. The amount and timing of actual premium earnings and loss and LAE may differ from the estimates shown below due to factors such as refundings, accelerations, commutations, changes in expected lives and updates to loss estimates. A loss and LAE reserve is only recorded for the amount by which net expected loss to be expensed exceeds deferred premium revenue determined on a contract-by-contract basis. This table excludes amounts related to consolidated FG VIEs.

Expected Timing of Premium and Loss Recognition

	As of June 30, 2012
	Scheduled Net Earned Premium	Net Expected Loss to be Expensed	Net
	(in millions)
2012 (July 1–September 30)	$137.9	$16.2	$121.7
2012 (October 1–December 31)	131.0	14.9	116.1
Subtotal 2012	268.9	31.1	237.8
2013	472.9	61.0	411.9
2014	434.7	48.6	386.1
2015	384.6	38.0	346.6
2016	349.1	33.7	315.4
2017 - 2021	1,325.7	142.1	1,183.6
2022 - 2026	834.5	78.5	756.0
2027 - 2031	505.6	39.5	466.1
After 2031	512.0	30.7	481.3
Total present value basis(1)(2)	5,088.0	503.2	4,584.8
Discount	279.6	275.6	4.0
Total future value	$5,367.6	$778.8	$4,588.8
 ____________________
(1)                                  Balances represent discounted amounts.

(2)                                  Consolidation of FG VIEs resulted in reductions of $381.4 million in future scheduled net earned premium and $196.8 million in net expected loss to be expensed.

Selected Information for Policies Paid in Installments

	As of June 30, 2012	As of December 31, 2011
	(dollars in millions)
Premiums receivable, net of ceding commission payable	$964.1	$1,002.9
Gross deferred premium revenue	2,013.1	2,192.6
Weighted-average risk-free rate used to discount premiums	3.6%	3.4%
Weighted-average period of premiums receivable (in years)	10.0	9.8

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

The following table presents a roll forward of the present value of net expected loss to be paid for financial guaranty insurance contracts by sector. Net expected loss to be paid is the estimate of the present value of future claim payments, net of reinsurance and net of salvage and subrogation, which includes the present value benefit of estimated recoveries for breaches of representations and warranties (“R&W”). The Company used weighted average risk-free rates for U.S. dollar denominated obligations, which ranged from 0.0% to 3.04% as of June 30, 2012 and 0.0% to 3.27% as of December 31, 2011.

Present Value of Net Expected Loss to be Paid
Roll Forward by Sector(1)

	Net Expected Loss to be Paid as of March 31, 2012	Economic Loss Development(2)	(Paid) Recovered Losses(3)	Net Expected Loss to be Paid as of June 30, 2012(4)
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$2.2	$0.7	$—	$2.9
Alt-A first lien	116.9	22.8	52.4	192.1
Option ARM	75.3	0.7	(112.3)	(36.3)
Subprime	150.4	10.6	(1.6)	159.4
Total first lien	344.8	34.8	(61.5)	318.1
Second lien:
Closed-end second lien	(89.7)	(2.6)	75.9	(16.4)
HELOCs	(42.5)	14.8	(36.0)	(63.7)
Total second lien	(132.2)	12.2	39.9	(80.1)
Total U.S. RMBS	212.6	47.0	(21.6)	238.0
TruPS	8.5	(1.8)	(0.2)	6.5
Other structured finance	196.8	30.9	(6.6)	221.1
U.S. public finance	32.7	35.5	(9.8)	58.4
Non-U.S. public finance	301.8	(15.0)	15.7	302.5
Total financial guaranty	752.4	96.6	(22.5)	826.5
Other	1.9	(6.0)	—	(4.1)
Total	$754.3	$90.6	$(22.5)	$822.4

	Net Expected Loss to be Paid as of March 31, 2011	Economic Loss Development(2)	(Paid) Recovered Losses(3)	Net Expected Loss to be Paid as of June 30, 2011
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$1.5	$1.7	$—	$3.2
Alt-A first lien	171.4	15.3	(19.1)	167.6
Option ARM	322.1	26.3	(81.5)	266.9
Subprime	167.5	(5.4)	(0.6)	161.5
Total first lien	662.5	37.9	(101.2)	599.2
Second lien:
Closed-end second lien	(76.9)	(3.2)	(14.6)	(94.7)
HELOCs	(792.7)	27.1	727.3	(38.3)
Total second lien	(869.6)	23.9	712.7	(133.0)
Total U.S. RMBS	(207.1)	61.8	611.5	466.2
TruPS	(0.9)	7.0	(1.4)	4.7
Other structured finance	173.9	1.2	0.8	175.9
U.S. public finance	55.9	3.7	(0.2)	59.4
Non-U.S. public finance	10.4	(3.6)	—	6.8
Total financial guaranty	32.2	70.1	610.7	713.0
Other	2.1	—	—	2.1
Total	$34.3	$70.1	$610.7	$715.1

	Net Expected Loss to be Paid as of December 31, 2011(4)	Economic Loss Development(2)	(Paid) Recovered Losses(3)	Net Expected Loss to be Paid as of June 30, 2012(4)
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$1.8	$1.1	$—	$2.9
Alt-A first lien	134.9	14.2	43.0	192.1
Option ARM	152.9	(1.0)	(188.2)	(36.3)
Subprime	140.3	21.9	(2.8)	159.4
Total first lien	429.9	36.2	(148.0)	318.1
Second lien:
Closed-end second lien	(79.6)	(3.7)	66.9	(16.4)
HELOCs	(31.1)	22.4	(55.0)	(63.7)
Total second lien	(110.7)	18.7	11.9	(80.1)
Total U.S. RMBS	319.2	54.9	(136.1)	238.0
TruPS	13.2	(6.3)	(0.4)	6.5
Other structured finance	239.6	11.6	(30.1)	221.1
U.S. public finance	15.8	58.3	(15.7)	58.4
Non-U.S public finance	50.2	182.9	69.4	302.5
Total financial guaranty	638.0	301.4	(112.9)	826.5
Other	1.9	(6.0)	—	(4.1)
Total	$639.9	$295.4	$(112.9)	$822.4

	Net Expected Loss to be Paid as of December 31, 2010	Economic Loss Development(2)	(Paid) Recovered Losses(3)	Expected Loss to be Paid as of June 30, 2011
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$1.4	$1.8	$—	$3.2
Alt-A first lien	184.4	21.8	(38.6)	167.6
Option ARM	523.7	(88.4)	(168.4)	266.9
Subprime	200.4	(23.2)	(15.7)	161.5
Total first lien	909.9	(88.0)	(222.7)	599.2
Second lien:
Closed-end second lien	56.6	(109.6)	(41.7)	(94.7)
HELOCs	(805.7)	104.7	662.7	(38.3)
Total second lien	(749.1)	(4.9)	621.0	(133.0)
Total U.S. RMBS	160.8	(92.9)	398.3	466.2
TruPS	(0.6)	7.0	(1.7)	4.7
Other structured finance	159.7	17.5	(1.3)	175.9
U.S. public finance	81.6	(13.0)	(9.2)	59.4
Non-U.S public finance	7.3	(0.5)	—	6.8
Total financial guaranty	408.8	(81.9)	386.1	713.0
Other	2.1	—	—	2.1
Total	$410.9	$(81.9)	$386.1	$715.1
 ____________________

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

(4)	Includes expected LAE to be paid for mitigating claim liabilities of $31.1 million as of June 30, 2012 and $35.5 million as of December 31, 2011.

The table below provides a reconciliation of expected loss to be paid to expected loss to be expensed. Expected loss to be paid differs from expected loss to be expensed due to: (1) the contra-paid which represent the payments that have been made but have not yet been expensed, (2) for transactions with a net expected recovery, the addition of claim payments that have been made (and therefore are not included in expected loss to be paid) that are expected to be recovered in the future (and therefore have also reduced expected loss to be paid), and (3) loss reserves that have already been established (and therefore expensed but not yet paid).

Reconciliation of Financial Guaranty Insurance Present Value of Net Expected Loss to be Paid
and Net Present Value of Net Expected Loss to be Expensed

As of June 30, 2012
(in millions)
Net expected loss to be paid	$826.5
Less: net expected loss to be paid for FG VIEs	(65.7)
Total	892.2
Contra-paid, net	103.3
Salvage and subrogation recoverable	370.8
Ceded salvage and subrogation recoverable(1)	(40.3)
Loss and LAE reserve	(992.0)
Reinsurance recoverable on unpaid losses	169.2
Net expected loss to be expensed(2)	$503.2
 ____________________
(1)                            Recorded in reinsurance balances payable on the consolidated balance sheet.

(2)                            Excludes $196.8 million related to consolidated FG VIEs.

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

Mortgage borrowers that are not more than one payment behind (generally considered performing borrowers) have demonstrated an ability and willingness to pay throughout the recession and mortgage crisis, and as a result are viewed as less likely to default than delinquent borrowers. Performing borrowers that eventually default will also need to progress through delinquency categories before any defaults occur. The Company projects how many of the currently performing loans will default and when they will default, by first converting the projected near term defaults of delinquent borrowers derived from liquidation rates into a vector of conditional default rates "CDR", then projecting how the conditional default rates will develop over time. Loans that are defaulted pursuant to the conditional default rate after the liquidation of currently delinquent loans represent defaults of currently performing loans. A conditional default rate is the outstanding principal amount of defaulted loans liquidated in the current month divided by the remaining outstanding amount of the whole pool of loans (or “collateral pool balance”). The collateral pool balance decreases over time as a result of scheduled principal payments, partial and whole principal prepayments, and defaults.

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

The Company is in the process of enforcing claims for breaches of R&W regarding the characteristics of the loans included in the collateral pools. The Company calculates a credit from the RMBS issuer for such recoveries where the R&W were provided by an entity the Company believes to be financially viable and where the Company already has access or believes it will attain access to the underlying mortgage loan files. Where the Company has an agreement with an R&W provider (e.g., the the Bank of America Agreement or the Deutsche Bank Agreement) or where it is in advanced discussions on a potential agreement, that credit is based on the agreement or potential agreement. In second lien RMBS transactions where there is no agreement or advanced discussions, this credit is based on a percentage of actual repurchase rates achieved across those transactions where material repurchases have been made. In first lien RMBS transactions where there is no agreement or advanced discussions, this credit is estimated by reducing collateral losses projected by the Company to reflect a percentage of the recoveries the Company believes it will achieve, based on a percentage of actual repurchase rates achieved or based on the amounts the Company was able to negotiate under the Bank of America Agreement and Deutsche Bank Agreement. The first lien approach is different from the second lien approach because the Company’s first lien transactions have multiple tranches and a more complicated method is required to correctly allocate credit to each tranche. In each case, the credit is a function of the projected lifetime collateral losses in the collateral pool, so an increase in projected collateral losses generally increases the R&W credit calculated by the Company for the RMBS issuer. Further detail regarding how the Company calculates these credits may be found under “Breaches of Representations and Warranties” below.

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

Second Quarter-End 2012 U.S. RMBS Loss Projections

The Company retained the same general approach and methodology to projecting RMBS performance at June 30, 2012 as it did at March 31, 2012 and December 31, 2011. The approach combines using each transaction's observed data with the Company's estimate of how the transaction will ultimately perform based on the Company's view of the magnitude and timing of a recovery in the mortgage market. During the quarter the Company observed both positive and negative developments in the market. These developments were reflected by moderately lowering the initial CDR's which are a function of the observed delinquency data, and by adjusting the scenarios used to project the amount of time until the RMBS market stabilizes.

The scenarios the Company used to project first and second lien RMBS collateral losses at June 30, 2012 were essentially the same as those it used at March 31, 2012 and December 31, 2011, except that (i) based on its observation of the continued elevated levels of early stage delinquencies, the Company updated its projections to reflect a slower recovery in its base cases and (ii) the Company reduced the time until the market stabilizes in its most optimistic case by three months, so it assumed that the recovery projected last quarter was occurring at the expected pace and (iii) the Company adjusted its most pessimistic case, where it assumed the recovery would happen six months more slowly than what was assumed last quarter.

The Company also used generally the same methodology and assumptions to project the credit received for recoveries in R&W at June 30, 2012 as March 31, 2012 and December 31, 2011. The primary differences relate to a change in assumption regarding the likelihood and amount of recovery from certain R&W providers.

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

The delinquency performance of HELOC and closed end second lien exposures included in transactions insured by the Company began to deteriorate in 2007, and such transactions, continue to perform below the Company’s original underwriting expectations. While insured securities benefit from structural protections within the transactions designed to absorb collateral losses in excess of previous historically high levels, in many second lien RMBS projected losses now exceed those structural protections.

The Company believes the primary variables affecting its expected losses in second lien RMBS transactions are the amount and timing of future losses in the collateral pool supporting the transactions and the amount of loans repurchased for breaches of R&W (or agreements with R&W providers related to such obligations). Expected losses are also a function of the structure of the transaction; the voluntary prepayment rate (typically also referred to as conditional prepayment rate "CPR" of the collateral); the interest rate environment; and assumptions about the draw rate and loss severity. These variables are interrelated, difficult to predict and subject to considerable volatility. If actual experience differs from the Company’s assumptions, the losses incurred could be materially different from the estimate. The Company continues to update its evaluation of these exposures as new information becomes available.

The following table shows the key assumptions used in the calculation of estimated expected loss to be paid for direct vintage 2004 - 2008 second lien U.S. RMBS.

Key Assumptions in Base Case Expected Loss Estimates
Second Lien RMBS(1)

HELOC key assumptions	As of June 30, 2012			As of March 31, 2012			As of December 31, 2011
Plateau CDR	2.9%	–	20.9%	3.3%	–	26.3%	4.0%	–	27.4%
Final CDR trended down to	0.4%	–	3.2%	0.4%	–	3.2%	0.4%	–	3.2%
Expected period until final CDR	36 months			36 months			36 months
Initial CPR	2.7%	–	16.4%	2.6%	–	15.1%	1.4%	–	25.8%
Final CPR	10%			10%			10%
Loss severity	98%			98%			98%
Initial draw rate	0.0%	–	4.1%	0.0%	–	7.8%	0.0%	–	15.3%

Closed-end second lien key assumptions	As of June 30, 2012			As of March 31, 2012			As of December 31, 2011
Plateau CDR	4.3%	–	20.7%	5.4%	–	24.9%	6.9%	–	24.8%
Final CDR trended down to	3.3%	–	9.1%	3.3%	–	9.2%	3.5%	–	9.2%
Expected period until final CDR	36 months			36 months			36 months
Initial CPR	1.1%	–	11.0%	1.2%	–	8.6%	0.9%	–	14.7%
Final CPR	10%			10%			10%
Loss severity	98%			98%			98%
 ____________________
(1)                                  Represents variables for most heavily weighted scenario (the “base case”).

In second lien transactions the projection of near-term defaults from currently delinquent loans is relatively straightforward because loans in second lien transactions are generally “charged off” (treated as defaulted) by the securitization’s servicer once the loan is 180 days past due. Most second lien transactions report the amount of loans in five monthly delinquency categories (i.e., 30-59 days past due, 60-89 days past due, 90-119 days past due, 120-149 days past due and 150-179 days past due). The Company estimates the amount of loans that will default over the next five months by calculating current representative liquidation rates (the percent of loans in a given delinquency status that are assumed to ultimately default) from selected representative transactions and then applying an average of the preceding twelve months’ liquidation rates to the amount of loans in the delinquency categories. The amount of loans projected to default in the first through fifth months is expressed as a CDR. The first four months’ CDR is calculated by applying the liquidation rates to the current period past due balances (i.e., the 150-179 day balance is liquidated in the first projected month, the 120-149 day balance is liquidated in the second projected month, the 90-119 day balance is liquidated in the third projected month and the 60-89 day balance is liquidated in the fourth projected month). For the fifth month the CDR is calculated using the average 30-59 day past due balances for the prior three months. An average of the third, fourth and fifth month CDR is then used as the basis for the plateau period that follows the embedded five months of losses.

As of June 30, 2012, for the base case scenario, the CDR (the “plateau CDR”) was held constant for one month.

Once the plateau period has ended, the CDR is assumed to gradually trend down in uniform increments to its final long-term steady state CDR. In the base case scenario, the time over which the CDR trends down to its final CDR is 30 months. Therefore, the total stress period for second lien transactions is 36 months, comprising five months of delinquent data, a one month plateau period and 30 months of decrease to the steady state CDR. This is the same as March 31, 2012 and December 31, 2011. The long-term steady state CDR are calculated as the constant CDR that would have yielded the amount of losses originally expected at underwriting. When a second lien loan defaults, there is generally a very low recovery. Based on current expectations of future performance, the Company assumes that it will only recover 2% of the collateral, the same as March 31, 2012 and December 31, 2011.

The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected (which is a function of the CDR and the loan balance over time) as well as the amount of excess spread (which is the excess of the interest paid by the borrowers on the underlying loan over the amount of interest and expenses owed on the insured obligations). In the base case, the current CPR is assumed to continue until the end of the plateau before gradually increasing to the final CPR over the same period the CDR decreases. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant. The final CPR is assumed to be 10% for both HELOC and closed-end second lien transactions. This level is much higher than current rates for most transactions, but lower than the historical average, which reflects the Company’s continued uncertainty about the projected performance of the borrowers in these transactions. This pattern is consistent with how the Company modeled the CPR at March 31, 2012 and December 31, 2011. To the extent that prepayments differ from projected levels it could materially change the Company’s projected excess spread and losses.

The Company uses a number of other variables in its second lien loss projections, including the spread between relevant interest rate indices, and HELOC draw rates (the amount of new advances provided on existing HELOCs expressed as a percentage of current outstanding advances). For HELOC transactions, the draw rate is assumed to decline from the current level to a final draw rate over a period of three months. The final draw rates were assumed to range from 0.0% to 2.1%.

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

At June 30, 2012, the Company’s base case assumed a one month CDR plateau and a 30 month ramp-down (for a total stress period of 36 months), the same as March 31, 2012 and December 31, 2011. The Company also modeled a scenario with a longer period of elevated defaults and another with a shorter period of elevated defaults and weighted them the same as of March 31, 2012 and December 31, 2011, but in each case changed the length of the ramp-downs by three months (and so the length of elevated defaults) in order to reflect both positive and negative developments observed by the Company in the market. Increasing the CDR plateau to four months and increasing the ramp-down by three months to 33-months (rather than 30 months at March 31, 2012 and December 31, 2011, for a total stress period of 42 months rather than 39 months as at March 31, 2012 and December 31, 2011) would increase the expected loss by approximately $64.9 million for HELOC transactions and $3.9 million for closed-end second lien transactions. On the other hand, keeping the CDR plateau at one month but decreasing the length of the CDR ramp-down to a 21 months (rather than 24 months as at March 31, 2012 and December 31, 2011, for a total stress period of 33 months rather than 30 months as at March 31, 2012 and December 31, 2011) would decrease the expected loss by approximately $65.3 million for HELOC transactions and $2.9 million for closed-end second lien transactions.

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

The performance of the Company’s first lien RMBS exposures began to deteriorate in 2007 and such transactions, continue to perform below the Company’s original underwriting expectations. The Company currently projects first lien collateral losses many times those expected at the time of underwriting. While insured securities benefited from structural protections within the transactions designed to absorb some of the collateral losses, in many first lien RMBS transactions, projected losses exceed those structural protections.

The majority of projected losses in first lien RMBS transactions are expected to come from non-performing mortgage loans (those that are delinquent or in foreclosure or where the loan has been foreclosed and the RMBS issuer owns the underlying real estate). Changes in the amount of non-performing loans from the amount projected in the previous period is one of the primary drivers of loss development in this portfolio. In order to determine the number of defaults resulting from these delinquent and foreclosed loans, the Company applies a liquidation rate assumption to loans in each of various delinquency categories. The Company arrived at its liquidation rates based on data purchased from a third party, and assumptions about how delays in the foreclosure process may ultimately affect the rate at which loans are liquidated. The liquidation rate is a standard industry measure that is used to estimate the number of loans in a given aging category that will default within a specified time period. The Company projects these liquidations to occur over two years. The Company used the same liquidation rates for June 30, 2012 as it did for March 31, 2012 and December 31, 2011. The following table shows liquidation assumptions for various delinquency categories.

First Lien Liquidation Rates
as of June 30, 2012

30 – 59 Days Delinquent
Alt A and Prime	35%
Option ARM	50
Subprime	30
60 – 89 Days Delinquent
Alt A and Prime	55
Option ARM	65
Subprime	45
90+ Days Delinquent
Alt A and Prime	65
Option ARM	75
Subprime	60
Bankruptcy
Alt A and Prime	55
Option ARM	70
Subprime	50
Foreclosure
Alt A and Prime	85
Option ARM	85
Subprime	80
Real Estate Owned ("REO")
All	100

While the Company uses liquidation rates as described above to project defaults of non-performing loans, it projects defaults on presently current loans by applying a CDR trend. The start of that CDR trend is based on the defaults the Company projects will emerge from currently nonperforming loans. The total amount of expected defaults from the non-performing loans is translated into a constant CDR (i.e., the CDR plateau), which, if applied for each of the next 24 months, would be sufficient to produce approximately the amount of defaults that were calculated to emerge from the various delinquency categories. The CDR thus calculated individually on the delinquent collateral pool for each RMBS is then used as the starting point for the CDR curve used to project defaults of the presently performing loans.

In the base case, each transaction’s CDR is projected to improve over 12 months to an intermediate CDR (calculated as 20% of its CDR plateau); that intermediate CDR is held constant for 36 months and then trails off in steps to a final CDR of 5% of the CDR plateau. Under the Company’s methodology, defaults projected to occur in the first 24 months represent defaults that can be attributed to loans that are currently delinquent or in foreclosure, while the defaults projected to occur using the projected CDR trend after the first 24 month period represent defaults attributable to borrowers that are currently performing.

Another important driver of loss projections is loss severity, which is the amount of loss the transaction incurs on a loan after the application of net proceeds from the disposal of the underlying property. Loss severities experienced in first lien transactions have reached historic high levels, and the Company is assuming that these high levels generally will continue for another year (in the case of subprime loans, the Company assumes the unprecedented 90% loss severity rate will continue for six months then drop to 80% for six months before following the ramp described below). The Company determines its initial loss severity based on actual recent experience. The Company’s loss severity assumptions for June 30, 2012 were the same as it used for March 31, 2012 and December 31, 2011. The Company then assumes that loss severities begin returning to levels consistent with underwriting assumptions beginning in June 2013, and in the base case scenario, decline over two years to 40%.

The following table shows the key assumptions used in the calculation of expected loss to be paid for direct vintage 2004 - 2008 first lien U.S. RMBS.

Key Assumptions in Base Case Expected Loss Estimates
First Lien RMBS

	As of June 30, 2012			As of March 31, 2012			As of December 31, 2011
Alt-A First Lien
Plateau CDR	3.3%	–	23.0%	2.7%	–	33.9%	2.8%	–	41.3%
Intermediate CDR	0.7%	–	4.6%	0.5%	–	6.8%	0.6%	–	8.3%
Final CDR	0.2%	–	1.2%	0.1%	–	1.7%	0.1%	–	2.1%
Initial loss severity	65%			65%			65%
Initial CPR	0.0%	–	27.1%	0.0%	–	34.1%	0.0%	–	24.4%
Final CPR	15%			15%			15%
Option ARM
Plateau CDR	9.3%	–	30.2%	9.7%	–	32.2%	11.7%	–	31.5%
Intermediate CDR	1.9%	–	6.0%	1.9%	–	6.4%	2.3%	–	6.3%
Final CDR	0.5%	–	1.5%	0.5%	–	1.6%	0.6%	–	1.6%
Initial loss severity	65%			65%			65%
Initial CPR	0.6%	–	4.9%	0.1%	–	5.3%	0.3%	–	10.8%
Final CPR	15%			15%			15%
Subprime
Plateau conditional default rate	7.2%	–	29.2%	8.3%	–	30.0%	8.6%	–	29.9%
Intermediate conditional default rate	1.4%	–	5.8%	1.7%	–	6.0%	1.7%	–	6.0%
Final conditional default rate	0.4%	–	1.5%	0.4%	–	1.5%	0.4%	–	1.5%
Initial loss severity	90%			90%			90%
Initial CPR	0.0%	–	8.8%	0.0%	–	8.8%	0.0%	–	16.3%
Final CPR	15%			15%			15%

The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected (since that amount is a function of the conditional default rate, the loss severity and the loan balance over time) as well as the amount of excess spread (the amount by which the interest paid by the borrowers on the underlying loan exceeds the amount of interest owed on the insured obligations). The assumption for the CPR follows a similar pattern to that of the conditional default rate. The current level of voluntary prepayments is assumed to continue for the plateau period before gradually increasing over 12 months to the final CPR, which is assumed to be either 10% or 15% depending on the scenario run. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant.

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

In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the conditional default rate returned to its modeled equilibrium, which was defined as 5% of the current conditional default rate. The Company also stressed CPR and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios (including its base case) at June 30, 2012, the same number of scenarios as March 31, 2012 and December 31, 2011. For June 30, 2012 the Company assumed in the most stressful scenario that the recovery would occur three months more slowly and in the most optimistic scenario that it would occur three months more quickly than it had for March 31, 2012 and December 31, 2011, but otherwise used the same scenarios and weightings for June 30, 2012 as March 31, 2012 and December 31, 2011. In a somewhat more stressful environment than that of the base case, where the conditional default rate plateau was extended three months (to be 27 months long) before the same more gradual conditional default rate recovery and loss severities were assumed to recover over four rather than two years (and subprime loss severities were assumed to recover only to 60%), expected loss to be paid would increase from current projections by approximately $26.9 million for Alt-A first liens, $25.6 million for Option ARM, $112.2 million for subprime and $1.2 million for prime transactions. In an even more stressful scenario where loss severities were assumed to rise and then recover over eight years and the initial ramp-down of the conditional default rate was assumed to occur over 15 months (rather than 12 months as at March 31, 2012 and December 31, 2011) and other assumptions were the same as the other stress scenario, expected loss to be paid would increase from current projections by approximately $75.4 million for Alt-A first liens, $63.3 million for Option ARM, $174.5 million for subprime and $3.5 million for prime transactions. The Company also considered two scenarios where the recovery was faster than in its base case. In a scenario with a somewhat less stressful environment than the base case, where conditional default rate recovery was somewhat less gradual and the initial subprime loss severity rate was assumed to be 80% for 12 months and was assumed to recover to 40% over two years, expected loss to be paid would decrease from current projections by approximately $5.1 million for Alt-A first lien, $30.3 million for Option ARM, $26.8 million for subprime and $0.1 million for prime transactions. In an even less stressful scenario where the conditional default rate plateau was three months shorter (21 months, effectively assuming that liquidation rates would improve) and the conditional default rate recovery was more pronounced, (including an initial ramp-down of the conditional default rate over nine months rather than 12 months as at March 31, 2012 and December 31, 2011), expected loss to be paid would decrease from current projections by approximately $31.1 million for Alt-A first lien, $73.7 million for Option ARM, $54.0 million for subprime and $0.9 million for prime transactions.

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

The Company has included in its net expected loss estimates as of June 30, 2012 an estimated benefit from loan repurchases related to breaches of R&W of $1.2 billion, which includes $546.7 million from Bank of America and Deutsche Bank AG under their respective agreements and $666.2 million in transactions where the Company does not yet have such an agreement. Proceeds projected to be reimbursed to the Company on transactions where the Company has already paid claims are viewed as a recovery on paid losses. For transactions where the Company has not already paid claims, projected recoveries reduce projected loss estimates. In either case, projected recoveries have no effect on the amount of the Company's exposure. These amounts reflect payments made pursuant to the negotiated transaction agreements and not payments made pursuant to legal settlements. See “-Recovery Litigation” below for a description of the related legal proceedings the Company has commenced.

The Company's success in pursuing breaches of R&W is based upon a detailed review of loan files. The company reviewed approximately 34,200 second lien and 6,800 first lien loan files (representing approximately $2,593 million and $2,357 million, respectively, of loans) in financial guaranty transactions as to which it eventually reached agreements, including the agreements with Bank of America and Deutsche Bank. For the RMBS transactions as to which the Company had not settled its claims for breaches of R&W as of June 30, 2012, the Company had performed a detailed review of approximately 11,000 second lien and 20,300 first lien loan files, representing approximately $812 million in second lien and $6,293 million in first lien outstanding par of loans underlying insured transactions. In the majority of its loan file reviews, the Company identified breaches of one or more R&W regarding the characteristics of the loans, such as misrepresentation of income or employment of the borrower, occupancy, undisclosed debt and non-compliance with underwriting guidelines at loan origination.

Through June 30, 2012 the Company has caused entities providing R&Ws to pay or agree to pay approximately $2.6 billion in respect of their R&W liabilities for transactions in which the Company has provided a financial guaranty. Of this, $2.0 billion are payments made or to be made directly to the Company pursuant to agreements with R&W providers (e.g. the Bank of America Agreement and Deutsche Bank Agreement) and approximately $602 million are amounts paid (or committed to be paid) into the relevant RMBS financial guaranty transactions pursuant to the transaction documents.

The $2.0 billion of payments made or to be made directly to the Company by R&W providers under agreements with the Company includes $1,473 million that has already been received by the Company, as well as $568 million (gross of reinsurance) the Company projects receiving in the future pursuant to such currently existing agreements. Because most of that $568 million is projected to be received through loss-sharing arrangements, the exact amount the Company will receive will depend on actual losses experienced by the covered transactions. This amount is included in the Company's calculated credit for R&W recoveries, described below.

The $602 million paid, or committed to be paid, by R&W providers into the relevant RMBS transactions pursuant to the transaction documents flow through the transaction “waterfalls.” Because the Company may insure only a portion of the capital structure of a transaction, such payments will not necessarily directly benefit the Company dollar-for-dollar, especially in first lien transactions. However, such payments do reduce collateral pool losses and so usually reduce the Company's expected losses.

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

Balance Sheet Classification of R&W Benefit, Net of Reinsurance

	As of June 30, 2012			As of December 31, 2011
	For all Financial Guaranty Insurance Contracts	Effect of Consolidating FG VIEs	Reported on Balance Sheet(1)	For all Financial Guaranty Insurance Contracts	Effect of Consolidating FG VIEs	Reported on Balance Sheet(1)
	(in millions)
Salvage and subrogation recoverable	$313.1	$(124.5)	$188.6	$401.8	$(197.3)	$204.5
Loss and LAE reserve	740.7	(39.8)	700.9	857.5	(74.6)	782.9
____________________
(1)       The remaining benefit for R&W is not recorded on the balance sheet until the expected loss, net of R&W, exceeds unearned premium reserve.

The following table represents the Company’s total estimated R&W recoveries netted in expected loss to be paid, from defective mortgage loans included in certain first and second lien U.S. RMBS loan securitizations that it insures.

Roll Forward of Estimated Benefit from
Recoveries from Representation and Warranty Breaches, Net of Reinsurance

	Future Net R&W Benefit as of December 31, 2011	R&W Development and Accretion of Discount During Six Months 2012	R&W Recovered During Six Months 2012(1)	Future Net R&W Benefit as of June 30, 2012
	(in millions)
Prime first lien	$3.0	$1.0	$—	$4.0
Alt-A first lien	202.7	21.0	(64.2)	159.5
Option ARM	713.9	59.0	(75.8)	697.1
Subprime	101.5	(8.1)	(0.1)	93.3
Closed end second lien	223.8	(2.0)	(84.9)	136.9
HELOC	189.9	(0.2)	(67.6)	122.1
Total	$1,434.8	$70.7	$(292.6)	$1,212.9

	Future Net R&W Benefit as of December 31, 2010	R&W Development and Accretion of Discount During Six Months 2011	R&W Recovered During Six Months 2011(1)	Future Net R&W Benefit as of June 30, 2011
	(in millions)
Prime first lien	$1.1	$1.8	$—	$2.9
Alt-A first lien	81.0	46.6	—	127.6
Option ARM	309.3	449.2	(47.3)	711.2
Subprime	26.8	54.7	—	81.5
Closed end second lien	178.2	61.5	—	239.7
HELOC	1,004.1	157.1	(850.8)	310.4
Total	$1,600.5	$770.9	$(898.1)	$1,473.3
____________________
(1)           Gross amounts recovered were $311.4 million and $1,015.0 million in Six Months 2012 and 2011, respectively.

Financial Guaranty Insurance U.S. RMBS Risks with R&W Benefit

	Number of Risks (1) as of		Debt Service as of
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
	(dollars in millions)
Prime first lien	1	1	$39.3	$41.9
Alt-A first lien	19	22	1,492.9	1,732.6
Option ARM	10	12	1,129.4	1,459.7
Subprime	5	5	842.0	905.8
Closed-end second lien	4	4	245.3	361.4
HELOC (2)	6	15	543.6	2,978.5
Total	45	59	$4,292.5	$7,479.9
____________________
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

	Second Quarter		Six Months
	2012	2011	2012	2011
	(in millions)
Inclusion or removal of deals with breaches of R&W during period	$(5.0)	$—	$(5.0)	$107.1
Change in recovery assumptions as the result of additional file review and recovery success	(10.0)	—	69.7	198.4
Estimated increase (decrease) in defaults that will result in additional (lower) breaches	50.9	(5.8)	(0.4)	34.0
Results of settlements	—	95.6	—	429.7
Accretion of discount on balance	2.4	1.1	6.4	1.7
Total	$38.3	$90.9	$70.7	$770.9

The R&W development during Second Quarter 2012 resulted primarily from the change in projected future defaults offset by an adjustment to the projected recovery from one counterparty. The Company also eliminated the credit in two instances where the Company has become less confident that it will obtain the loan files.

The Company assumes that recoveries on transactions backed by HELOC and closed-end second lien loans that were not subject to the Bank of America Agreement or Deutsche Bank Agreement will occur in two to four years from the balance sheet date depending on the scenarios, and that recoveries on transactions backed by Alt-A first lien, Option ARM and Subprime loans will occur as claims are paid over the life of the transactions. Recoveries on second lien transactions subject to the Bank of America Agreement were paid in full by March 31, 2012.

As of June 30, 2012, cumulative collateral losses on the first lien RMBS transactions subject to a comprehensive agreement with Bank of America Corporation and its subsidiaries, including Countrywide Financial Corporation and its subsidiaries (collectively, “Bank of America”), 20 of which were transactions as to which the Company issued financial guaranty insurance contracts and one of which was a transaction on which the Company sold protection through a CDS (the “Bank of America Agreement”), were approximately $2.5 billion and $0.09 billion, respectively. The Company estimates that cumulative projected collateral losses for the 20 financial guaranty insurance transactions and one CDS transaction will be $5.0 billion and $0.2 billion, respectively. The Bank of America Agreement covers cumulative collateral losses up to $6.6 billion for all these transactions. Bank of America had placed approximately $1.0 billion of eligible assets in trust in order to collateralize the reimbursement obligation relating to these and one covered first lien CDS transaction. The amount of assets required to be posted may increase or decrease from time to time as determined by rating agency requirements.

On May 8, 2012, Assured Guaranty reached a settlement with Deutsche Bank AG and certain of its affiliates (collectively, “Deutsche Bank”), resolving claims related to certain RMBS transactions issued, underwritten or sponsored by Deutsche Bank that were insured by Assured Guaranty under financial guaranty insurance policies and to certain RMBS exposures in re-securitization transactions as to which Assured Guaranty provides credit protection through CDS. See Note 2, Business Changes, Risks, Uncertainties and Accounting Developments for more information.

Student Loan Transactions

The Company has insured or reinsured $2.7 billion net par of student loan securitizations, of which $1.4 billion was issued by private issuers and classified as asset-backed and $1.3 billion was issued by public authorities and classified as public finance. Of these amounts, $170.1 million and $447.4 million, respectively, are rated BIG. The Company is projecting approximately $62.7 million of net expected loss to be paid in these portfolios. In general, the losses are due to: (i) the poor credit performance of private student loan collateral and high loss severities; (ii) high interest rates on auction rate securities with respect to which the auctions have failed or (iii) lower risk-free rates used for discounting, which result in higher present value losses on transactions where losses are payable at final maturity. The largest of these losses was approximately $27.4 million and related to a transaction backed by a pool of private student loans ceded to AG Re by another monoline insurer. The guaranteed bonds were issued as auction rate securities that now bear a high rate of interest due to the downgrade of the primary insurer’s financial strength rating. Further, the underlying loan collateral has performed below expectations. Additionally, on another public student loan transaction reinsured from Ambac Assurance Corporation ("Ambac"), Ambac commuted its entire exposure during Second Quarter 2012. The Company's portion of the commutation payment was approximately $7 million, which was lower than expected. The overall decrease of approximately $2.7 million in net expected loss during Second Quarter 2012 is primarily due to the decrease in risk-free rates used to discount losses as well as an increase in the projected loss severities of certain transactions.

Trust Preferred Securities Collateralized Debt Obligations

The Company has insured or reinsured $1.7 billion of net par of collateralized debt obligations (“CDOs”) backed by TruPS and similar debt instruments, or “TruPS CDOs.” Of that amount, $745.1 million is rated BIG. The underlying collateral in the TruPS CDOs consists of subordinated debt instruments such as TruPS issued by bank holding companies and similar instruments issued by insurance companies, real estate investment trusts (“REITs”) and other real estate related issuers.

The Company projects losses for TruPS CDOs by projecting the performance of the asset pools across several scenarios (which it weights) and applying the CDO structures to the resulting cash flows. At June 30, 2012, the Company has projected expected losses to be paid for TruPS CDOs that are accounted for as financial guaranty insurance of $6.5 million. The decrease of approximately $2.0 million in net expected loss during Second Quarter 2012 was driven primarily by a modest improvement in performance, which was partially offset by lower risk-free rates used to discount losses.

“XXX” Life Insurance Transactions

The Company’s $2.3 billion net par of XXX life insurance transactions as of June 30, 2012 include $882.5 million rated BIG. The BIG “XXX” life insurance reserve securitizations are based on discrete blocks of individual life insurance business. In each such transaction the monies raised by the sale of the bonds insured by the Company were used to capitalize a special purpose vehicle that provides reinsurance to a life insurer or reinsurer. The monies are invested at inception in accounts managed by third-party investment managers.

The BIG “XXX” life insurance transactions consist of two transactions: Ballantyne Re p.l.c and Orkney Re II p.l.c. These transactions had material amounts of their assets invested in U.S. RMBS transactions. Based on its analysis of the information currently available, including estimates of future investment performance, and projected credit impairments on the invested assets and performance of the blocks of life insurance business at June 30, 2012, the Company’s projected net expected loss to be paid is $135.3 million. The increase of $12.6 million during Second Quarter 2012 is due primarily to decreases in the risk-free rate used to discount losses and mild deterioration in the assets held by the trust, which was partially offset by the purchase of additional insured bonds for one of the transactions.

U.S. Public Finance Transactions

U.S. municipalities and related entities have been under increasing pressure over the last few quarters, and a few have filed for protection under the U.S. Bankruptcy Code, entered into state processes designed to help municipalities in fiscal distress or otherwise indicated they may consider not meeting their obligations to make timely payments on their debts. The Company expects that bondholder rights will be enforced. However, due to the early stage of these developments, and the circumstances surrounding each instance, the ultimate outcome cannot be certain. The Company will continue to analyze developments in each of these matters closely.

The Company has net exposure to Jefferson County, Alabama of $708.7 million. On November 9, 2011, Jefferson County filed for bankruptcy under Chapter 9 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Alabama (Southern Division).

Most of the Company's net exposure relates to $478.5 million in Jefferson County sewer revenue exposure, of which $205.4 million is direct and $273.1 million is assumed reinsurance exposure. The sewer revenue warrants are secured by a pledge of the net revenues of the sewer system. The bankruptcy court has affirmed that the net revenues constitute a “special revenue” under Chapter 9. Therefore, the net revenues of the sewer system are not subject to an automatic stay during the pendency of Jefferson County's bankruptcy case. BNY Mellon, as trustee, had brought a lawsuit regarding the amount of net revenues to which it is entitled. Since its bankruptcy filing, Jefferson County had been withholding estimated bankruptcy-related legal expenses and an amount representing a monthly reserve for future expenditures and depreciation and amortization from the monthly payments it had been making to the trustee from sewer revenues for debt service. On June 29, 2012 the Bankruptcy Court ruled that “Operating Expenses” as determined under the bond indenture do not include (1) a reserve for depreciation, amortization, or future expenditures, or (2) an estimate for professional fees and expenses, such that, after payment of Operating Expenses (as defined in the indenture), monies remaining in the Revenue Account created under the bond indenture must be distributed in accordance with the waterfall set forth in the indenture without withholding any monies for depreciation, amortization, reserves, or estimated expenditures that are the subject of this litigation. The court did not rule on whether actual incurred legal and professional fees constituted Operating Expenses that could be paid prior to debt service and Jefferson County filed a motion in July 2012 to clarify this point. Whether sufficient net revenues will be available for the payment of regularly scheduled debt service ultimately depends on the bankruptcy court's valuation of the sewer revenue stream.

The Company also has assumed exposure of $31.9 million to warrants that are payable from Jefferson County's general fund. During the past quarter Jefferson County chose not to make payment under its General Obligation bonds, so the Company has established a projected loss for these warrants as well. The Company's remaining net exposure of $198.3 million to Jefferson County relates to obligations that are secured by, or payable from, certain taxes that may have the benefit of a statutory lien or a lien on “special revenues” or other collateral.

On June 26, 2012, the City of Stockton filed for bankruptcy under Chapter 9 of the U.S. Bankruptcy Code due to drains on the general fund and projected deficits. The Company's net exposure to Stockton's general fund is $161.4 million, consisting of pension obligation and lease revenue bonds. As of June 30, 2012, the Company has paid $0.4 million in net claims.

The Company has $155.2 million of net par exposure to The City of Harrisburg, Pennsylvania, of which $94.9 million is BIG. The Company has paid $8.6 million in net claims to date, and expects a full recovery.

The Company projects that its total expected net loss from troubled U.S. public finance credits will be $58.4 million as of June 30, 2012, up from $32.7 million as of March 31, 2012. This increase was due primarily to changes in the interest and discount rates the Company uses to project cash flow related to the Jefferson County sewer revenue bonds and the establishment of expected losses related to the decision by Jefferson County not to make payments on its General Obligation bonds and the City of Stockton's filing for protection under Chapter 9 of the U.S. Bankruptcy Code.

Other Notable Transactions

The Company projects losses on, or is monitoring particularly closely, a number of other individual structured finance and international transactions, the most significant of which are described in the following paragraphs.

As of June 30, 2012 the Company had exposure to sovereign debt of Greece through financial guarantees of €200.0 million of debt (€165.1 million on a net basis) due in 2037 with a 4.5% fixed coupon and €114.3 million of inflation-linked debt (€52.7 million on a net basis) due in 2057 with a 2.085% coupon. On February 24, 2012, Greece announced the terms of exchange offers and consent solicitations that requested the voluntary participation by holders of certain Greek bonds, including the insured 2037 and 2057 bonds, in an exchange that resulted in the cancellation of such bonds in exchange for a package of replacement securities with lower principal amounts, and requested the consent of holders to amendments of the bonds that could be used to impose the same terms on holders that do not voluntarily participate in the exchange. In March 2012, the exchange was imposed through collective action clauses on the Company’s exposure to the 2037 bonds. In April 2012, the Company consented to the exchange with respect to its exposure on the 2057 bonds. The exchanges have caused the Company to recognize inception to date economic loss development of $311.7 million gross of reinsurance and $216.2 million, net of reinsurance and net of salvage received in the form of such exchanged securities, as of June 30, 2012. The Company recorded $15.6 million in gains due to changes in foreign exchange rates on its Greece reserve, which was recorded in other income. The Company accelerated claims under its financial guaranty on the July payment date with respect to the 2057 bonds and intends to accelerate claims on or after the September payment date with respect to the 2037 bonds.

The Company insures a total of $316.2 million net par of securities backed by manufactured housing loans, a total of $214.9 million rated BIG. The Company has expected loss to be paid of $21.4 million as of June 30, 2012 compared to $18.4 million as of December 31, 2011 on two direct transactions from 2000-2001 with an aggregate net par of $137.1 million and one assumed transaction from 2001 with an aggregate net par of $4.8 million.

Recovery Litigation

RMBS Transactions

As of August 1, 2012, AGM and AGC have lawsuits pending on the following U.S. RMBS transactions insured by them. In the lawsuits, AGM and AGC have alleged breaches of R&W both in respect of the underlying loans in the transactions and the accuracy of the information provided to AGM and AGC, and failure to cure or repurchase defective loans identified by AGM and AGC to such persons:

·                              ACE Securities Corp. Home Equity Loan Trust, Series 2006-GP1 (a second lien transaction in which AGM has sued Deutsche Bank AG affiliates DB Structured Products, Inc. and ACE Securities Corp.);

·                              Flagstar Home Equity Loan Trust, Series 2005-1 and Series 2006-2 (both second lien transactions in which AGM has sued Flagstar Bank, FSB, Flagstar Capital Markets Corporation and Flagstar ABS, LLC);

·                              SACO I Trust 2005-GP1 (a second lien transaction in which AGC has sued JPMorgan Chase & Co.’s affiliate EMC Mortgage LLC (formerly known as EMC Mortgage Corporation), J.P. Morgan Securities Inc. (formerly known as Bear, Stearns & Co. Inc.) and JPMorgan Chase Bank, N.A.);

·                              Bear Stearns Asset Backed Securities I Trust 2005-AC5 and Bear Stearns Asset Backed Securities I Trust 2005-AC6 (both first lien transactions in which AGC has sued EMC Mortgage LLC); and

·
GMAC RFC Home Equity Loan-Backed Notes, Series 2006-HSA3 and GMAC Home Equity Loan-Backed Notes, Series 2004-HE3 (both second lien transactions in which AGM has sued GMAC Mortgage, LLC (formerly GMAC Mortgage Corporation; Residential Asset Mortgage Products, Inc.; Ally Bank (formerly GMAC Bank); Residential Funding Company, LLC (formerly Residential Funding Corporation); Residential Capital, LLC (formerly Residential Capital Corporation); Ally Financial (formerly GMAC, LLC); and Residential Funding Mortgage Securities II, Inc. On May 14, 2012, Residential Capital, LLC (“ResCap”) and several of its affiliates (the “Debtors”) filed for Chapter 11 protection with the U.S. Bankruptcy Court.  The automatic stay of Bankruptcy Code Section 362 (a) stays lawsuits (such as the suit brought by AGM) against the Debtors.  On May 25, 2012, ResCap filed an adversary proceeding in the United States Bankruptcy Court in the Southern District of New York against 42 defendants (including AGM) who are plaintiffs in 27 lawsuits arising from the Debtors' issuance or sale of mortgage backed securities (the “MBS Actions”) that have asserted claims against non-debtor affiliates of ResCap. ResCap's adversary proceeding seeks declaratory relief or injunctive relief to extend the automatic stay to stay or enjoin the continuation of actions against the non-debtor affiliates based on the MBS Actions.

In these lawsuits, AGM and AGC seek damages, including indemnity or reimbursement for losses.

AGM also has a lawsuit pending in the Superior court of the State of California, County of Los Angeles, against UBS Securities LLC, as underwriter, as well as several named and unnamed control persons of IndyMac Bank, FSB and related IndyMac entities, that it filed in September 2010 on the IndyMac IMSC Mortgage Loan Trust, Series 2007-HOA-1a first lien transaction that it had insured, seeking damages for alleged violations of state securities laws and breach of contract, among other claims.

In October 2011, AGM and AGC brought an action in the Supreme Court of the State of New York against DLJ Mortgage Capital, Inc. (“DLJ”) and Credit Suisse Securities (USA) LLC (“Credit Suisse”) with regard to six first lien U.S. RMBS transactions insured by them:

·                              CSAB Mortgage-Backed Pass Through Certificates, Series 2006-2 (AGM insured);
·                              CSAB Mortgage-Backed Pass Through Certificates, Series 2006-3 (AGM insured);
·                              CSAB Mortgage-Backed Pass Through Certificates, Series 2006-4 (AGM insured);
·                              CMSC Mortgage-Backed Pass Through Certificates, Series 2007-3 (AGM insured);
·                              CSAB Mortgage-Backed Pass Through Certificates, Series 2007-1 (AGC insured); and
·                              TBW Mortgage-Backed Pass Through Certificates, Series 2007-2 (AGC insured).

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

In February 2012, AGM filed a complaint in the Supreme Court of the State of New York against UBS Real Estate Securities Inc. with respect to three first lien U.S. RMBS transactions it had insured:

·                              MASTR Adjustable Rate Mortgages Trust 2006-OA2;
·                              MASTR Adjustable Rate Mortgages Trust 2007-1; and
·                              MASTR Adjustable Rate Mortgages Trust 2007-3.

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

In September 2010, AGM, together with TD Bank, National Association and Manufacturers and Traders Trust Company, as trustees, filed a complaint in the Court of Common Pleas of Dauphin County, Pennsylvania against The Harrisburg Authority, The City of Harrisburg, Pennsylvania, and the Treasurer of the City in connection with certain Resource Recovery Facility bonds and notes issued by The Harrisburg Authority, alleging, among other claims, breach of contract by both The Harrisburg Authority and The City of Harrisburg, and seeking remedies including an order of mandamus compelling the City to satisfy its obligations on the defaulted bonds and notes and the appointment of a receiver for The Harrisburg Authority. Acting on its own, the City Council of Harrisburg filed a purported bankruptcy petition for the City in October 2011, which petition and a subsequent appeal were dismissed by the bankruptcy judge in November 2011. The City Council has appealed the dismissal of the appeal. As a result of the dismissal, the actions brought by AGM and the trustees against The City of Harrisburg and The Harrisburg Authority are no longer stayed. A receiver for The City of Harrisburg (the “City Receiver”) was appointed by the Commonwealth Court of Pennsylvania in December 2011. The City Receiver filed a motion to intervene in the mandamus action and action for the appointment of a receiver for the resource recovery facility. In March 2012, the Court of Common Pleas of Dauphin County, Pennsylvania issued an order granting the motion for the appointment of a receiver for the resource recovery facility, which order has been appealed by The Harrisburg Authority.

Net Loss Summary

The following table provides information on loss and LAE reserves net of reinsurance and salvage and subrogation recoverable on the consolidated balance sheets.

Loss and LAE Reserve (Recovery)
Net of Reinsurance and Salvage and Subrogation Recoverable

	As of June 30, 2012			As of December 31, 2011
	Loss and LAE Reserve	Salvage and Subrogation Recoverable	Net	Loss and LAE Reserve	Salvage and Subrogation Recoverable	Net
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$2.1	$—	$2.1	$1.2	$—	$1.2
Alt-A first lien	84.4	—	84.4	69.8	55.4	14.4
Option ARM	85.8	189.8	(104.0)	141.7	140.3	1.4
Subprime	71.8	0.3	71.5	51.4	0.3	51.1
Total first lien	244.1	190.1	54.0	264.1	196.0	68.1
Second lien:
Closed-end second lien	13.9	67.1	(53.2)	11.2	136.2	(125.0)
HELOC	45.4	194.3	(148.9)	61.1	177.2	(116.1)
Total second lien	59.3	261.4	(202.1)	72.3	313.4	(241.1)
Total U.S. RMBS	303.4	451.5	(148.1)	336.4	509.4	(173.0)
TruPS	4.6	—	4.6	11.1	—	11.1
Other structured finance	192.4	6.6	185.8	221.9	5.9	216.0
U.S. public finance	108.2	75.2	33.0	62.2	69.9	(7.7)
Non-U.S. public finance	280.3	—	280.3	37.8	—	37.8
Total financial guaranty	888.9	533.3	355.6	669.4	585.2	84.2
Other	1.9	6.0	(4.1)	1.9	—	1.9
Subtotal	890.8	539.3	351.5	671.3	585.2	86.1
Effect of consolidating FG VIEs	(66.1)	(202.8)	136.7	(61.6)	(258.1)	196.5
Total (1)	$824.7	$336.5	$488.2	$609.7	$327.1	$282.6
 _______________
 (1)                                 See “Components of Net Reserves (Salvage)” table for loss and LAE reserve and salvage and subrogation recoverable components.

The following table reconciles the loss and LAE reserve and salvage and subrogation components on the consolidated balance sheet to the financial guaranty net reserves (salvage) in the financial guaranty BIG transaction loss summary tables.

Components of Net Reserves (Salvage)

	As of June 30, 2012	As of December 31, 2011
	(in millions)
Loss and LAE reserve	$995.2	$679.0
Reinsurance recoverable on unpaid losses	(170.5)	(69.3)
Subtotal	824.7	609.7
Salvage and subrogation recoverable	(376.8)	(367.7)
Salvage and subrogation payable(1)	40.3	40.6
Subtotal	(336.5)	(327.1)
Total	488.2	282.6
Less: other	(4.1)	1.9
Financial guaranty net reserves (salvage)	$492.3	$280.7
 ___________________
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

	Second Quarter		Six Months
	2012	2011	2012	2011
	(in millions)
Financial Guaranty:
U.S. RMBS:
First lien:
Prime first lien	$0.5	$1.2	$0.9	$1.1
Alt-A first lien	29.0	19.2	27.7	27.4
Option ARM	16.9	70.4	69.4	41.3
Subprime	16.7	4.3	24.5	(5.1)
Total first lien	63.1	95.1	122.5	64.7
Second lien:
Closed end second lien	2.4	(5.7)	1.6	(15.6)
HELOC	4.1	36.2	19.2	97.2
Total second lien	6.5	30.5	20.8	81.6
Total U.S. RMBS	69.6	125.6	143.3	146.3
TruPS	(1.8)	3.7	(6.1)	3.7
Other structured finance	29.3	7.4	1.2	27.7
U.S. public finance	25.3	3.4	44.5	(12.4)
Non-U.S. public finance	5.6	0.7	195.1	0.7
Total financial guaranty	128.0	140.8	378.0	166.0
Other	(6.0)	—	(6.0)	—
Subtotal	122.0	140.8	372.0	166.0
Effect of consolidating FG VIEs	0.5	(16.9)	(2.7)	(67.6)
Total loss and LAE	$122.5	$123.9	369.3	98.4

The following table provides information on financial guaranty contracts categorized as BIG.

Financial Guaranty Insurance BIG Transaction Loss Summary
June 30, 2012

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks(1)	164	(60)	79	(25)	132	(50)	375	—	375
Remaining weighted-average contract period (in years)	10.4	9.2	14.4	26.1	9.1	6.6	10.7	—	10.7
Outstanding exposure:
Principal	$8,959.2	$(1,492.5)	$3,622.2	$(268.6)	$7,462.1	$(568.0)	$17,714.4	$—	$17,714.4
Interest	4,207.6	(563.4)	3,042.4	(504.0)	2,328.4	(157.0)	8,354.0	—	8,354.0
Total(2)	$13,166.8	$(2,055.9)	$6,664.6	$(772.6)	$9,790.5	$(725.0)	$26,068.4	$—	$26,068.4
Expected cash outflows (inflows)	$1,594.1	$(673.3)	$1,738.1	$(225.7)	$2,940.2	$(144.8)	$5,228.6	$(767.2)	$4,461.4
Potential recoveries(3)	(1,712.4)	696.1	(653.2)	20.3	(2,571.8)	122.0	(4,099.0)	805.4	(3,293.6)
Subtotal	(118.3)	22.8	1,084.9	(205.4)	368.4	(22.8)	1,129.6	38.2	1,167.8
Discount	18.6	(6.3)	(247.4)	29.4	(94.1)	(3.3)	(303.1)	27.5	(275.6)
Present value of expected cash flows	$(99.7)	$16.5	$837.5	$(176.0)	$274.3	$(26.1)	$826.5	$65.7	$892.2
Deferred premium revenue	$122.1	$(15.8)	$310.4	$(32.0)	$863.3	$(102.9)	$1,145.1	$(331.3)	$813.8
Reserves (salvage)(4)	$(132.5)	$23.2	$617.4	$(158.1)	$(0.4)	$6.0	$355.6	$136.7	$492.3

Financial Guaranty Insurance BIG Transaction Loss Summary
December 31, 2011

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks(1)	171	(68)	71	(26)	126	(48)	368	—	368
Remaining weighted-average contract period (in years)	10.0	9.2	13.7	20.5	9.2	6.4	10.4	—	10.4
Outstanding exposure:
Principal	$9,675.8	$(1,378.0)	$3,731.6	$(274.0)	$7,830.8	$(627.7)	$18,958.5	$—	$18,958.5
Interest	4,307.9	(485.6)	2,889.4	(404.8)	2,486.4	(170.0)	8,623.3	—	8,623.3
Total(2)	$13,983.7	$(1,863.6)	$6,621.0	$(678.8)	$10,317.2	$(797.7)	$27,581.8	$—	$27,581.8
Expected cash outflows (inflows)	$1,730.6	$(658.8)	$1,833.3	$(120.3)	$2,423.0	$(133.4)	$5,074.4	$(998.4)	$4,076.0
Potential recoveries(3)	(1,798.0)	664.0	(1,079.3)	38.5	(2,040.5)	100.3	(4,115.0)	1,059.8	(3,055.2)
Subtotal	(67.4)	5.2	754.0	(81.8)	382.5	(33.1)	959.4	61.4	1,020.8
Discount	15.7	(4.6)	(240.6)	31.6	(125.1)	1.6	(321.4)	45.3	(276.1)
Present value of expected cash flows	$(51.7)	$0.6	$513.4	$(50.2)	$257.4	$(31.5)	$638.0	$106.7	$744.7
Deferred premium revenue	$260.8	$(69.1)	$280.9	$(12.3)	$991.8	$(126.6)	$1,325.5	$(390.7)	$934.8
Reserves (salvage)(4)	$(96.6)	$6.9	$319.5	$(41.9)	$(110.2)	$6.5	$84.2	$196.5	$280.7
 ____________________

(1)
A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making debt service payments. The ceded number of risks represents the number of risks for which the Company ceded a portion of its exposure.

(2)	Includes BIG amounts related to FG VIEs which are not eliminated.

(3)	Includes estimated future recoveries for breaches of R&W as well as excess spread, and draws on HELOCs.

(4)	See table “Components of net reserves (salvage).”

The Company also has outstanding exposures to certain infrastructure transactions in its insured portfolio that may expose it to refinancing risk. These transactions generally involve long-term infrastructure projects that are financed by bonds that mature prior to the expiration of the project concession. While the cash flows from these projects were expected to be sufficient to repay all of the debt over the life of the project concession, in order to pay the principal on the early maturing debt, the Company expected it to be refinanced in the market at or prior to its maturity. Due to market dislocation and increased credit spreads, the Company may have to pay a claim at the maturity of the securities, and then recover its payment from cash flows produced by the project in the future. The Company generally projects that in most scenarios it will be fully reimbursed for such payments. The projected inflows and outflows are included in the Company's “Financial Guaranty Insurance BIG Transaction Loss Summary” table in this Note.

Ratings Impact on Financial Guaranty Business

A downgrade of one of the Company’s insurance subsidiaries may result in increased claims under financial guaranties issued by the Company, if the insured obligors were unable to pay.

For example, AGM has issued financial guaranty insurance policies in respect of the obligations of municipal obligors under interest rate swaps. Under the swaps, AGM insures periodic payments owed by the municipal obligors to the bank counterparties. Under certain of the swaps, AGM also insures termination payments that may be owed by the municipal obligors to the bank counterparties. If (i) AGM has been downgraded below the rating trigger set forth in a swap under which it has insured the termination payment, which rating trigger varies on a transaction by transaction basis; (ii) the municipal obligor has the right to cure by, but has failed in, posting collateral, replacing AGM or otherwise curing the downgrade of AGM; (iii) the transaction documents include as a condition that an event of default or termination event with respect to the municipal obligor has occurred, such as the rating of the municipal obligor being downgraded past a specified level, and such condition has been met; (iv) the bank counterparty has elected to terminate the swap; (v) a termination payment is payable by the municipal obligor; and (vi) the municipal obligor has failed to make the termination payment payable by it, then AGM would be required to pay the termination payment due by the municipal obligor, in an amount not to exceed the policy limit set forth in the financial guaranty insurance policy. The claim payments would be subject to recovery from the municipal obligor. As of June 30, 2012, taking into consideration whether the rating of the municipal obligor was below any applicable specified trigger as of such date, if the financial strength rating of AGM were downgraded below "A" by S&P or below "A2" by Moody's, and the conditions giving rise to the obligation of AGM to make a payment under the swap policies were all satisfied, then AGM could pay claims in an amount not exceeding $370.1 million in respect of such termination payments.

As another example, with respect to variable rate demand obligations ("VRDOs") for which a bank has agreed to provide a liquidity facility, a downgrade of AGM or AGC may provide the bank with the right to give notice to bondholders that the bank will terminate the liquidity facility, causing the bondholders to tender their bonds to the bank. Bonds held by the bank accrue interest at a “bank bond rate” that is higher than the rate otherwise borne by the bond (typically the prime rate plus 2.00% — 3.00%, and capped at the lesser of 25% and the maximum legal limit). In the event the bank holds such bonds for longer than a specified period of time, usually 90-180 days, the bank has the right to demand accelerated repayment of bond principal, usually through payment of equal installments over a period of not less than five years. In the event that a municipal obligor is unable to pay interest accruing at the bank bond rate or to pay principal during the shortened amortization period, a claim could be submitted to AGM or AGC under its financial guaranty policy. As of June 30, 2012, AGM and AGC has insured approximately $0.7 billion of par of VRDOs issued by municipal obligors rated BBB- or lower pursuant to the Company’s internal rating. For a number of such obligations, a downgrade of AGM or AGC below “A+” by S&P or below “A1” by Moody’s triggers the ability of the bank to notify bondholders of the termination of the liquidity facility and to demand accelerated repayment of bond principal over a period of 5 to 10 years. The specific terms relating to the rating levels that trigger the bank’s termination right, and whether it is triggered by a downgrade by one rating agency or a downgrade by all rating agencies then rating the insurer, vary depending on the transaction.

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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness, constraints on liquidity and unobservable parameters. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company may refine its methodologies and assumptions. During Second Quarter 2012, no changes were made to the Company’s valuation models that had or are expected to have, a material impact on the Company’s consolidated balance sheets or statements of operations and comprehensive income.

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

Measured and Carried at Fair Value

Fixed Maturity Securities and Short-term Investments

The fair value of bonds in the investment portfolio is generally based on prices received from third party pricing services or alternative pricing sources with reasonable levels of price transparency. The pricing services prepare estimates of fair value measurements using their pricing applications, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. Additional valuation factors that can be taken into account are nominal spreads and liquidity adjustments. The pricing services evaluate each asset class based on relevant market and credit information, perceived market movements, and sector news. The market inputs used in the pricing evaluation, listed in the approximate order of priority include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events. The extent of the use of each input is dependent on the asset class and the market conditions. Given the asset class, the priority of the use of inputs may change or some market inputs may not be relevant. Additionally, the valuation of fixed maturity investments is more subjective when markets are less liquid due to the lack of market based inputs, which may increase the potential that the estimated fair value of an investment is not reflective of the price at which an actual transaction would occur. The vast majority of fixed maturities are classified as Level 2.

Short-term investments, that are traded in active markets, are classified within Level 1 in the fair value hierarchy and are based on quoted market prices. Securities such as discount notes are classified within Level 2 because these securities are typically not actively traded due to their approaching maturity and, as such, their cost approximates fair value.

Prices determined based upon model processes where at least one significant model assumption or input is unobservable, are considered to be Level 3 in the fair value hierarchy. At June 30, 2012, the Company used model processes to price 29 fixed maturity securities, which was 4% or $450.4 million of the Company’s fixed-income securities and short-term investments at fair value. Level 3 securities were priced with the assistance of an independent third-party. The pricing is based on a discounted cash flow approach using the third-party’s proprietary pricing models. The models use inputs such as projected prepayment speeds;  severity assumptions; recovery lag assumptions; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); house price depreciation/appreciation rates based on macroeconomic forecasts and recent trading activity.  The yield used to discount the projected cash flows is determined by reviewing various attributes of the bond including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities.  Significant changes to any of these inputs could materially change the expected timing of cash flows within these securities which is a significant factor in determining the fair value of the securities.

Other Invested Assets

Other invested assets includes certain investments that are carried and measured at fair value on a recurring basis and non-recurring basis, as well as assets not carried at fair value.  Within other invested assets, $76.8 million are carried at fair value on a recurring basis as of June 30, 2012. These assets primarily comprise certain short-term investments and fixed maturity securities classified as trading and are Level 2 in the fair value hierarchy. Also carried at fair value on a recurring basis are $1.4 million in notes classified as Level 3 in the fair value hierarchy. The fair value of these notes is determined by calculating the present value of the expected cash flows. The unobservable inputs used in the fair value measurement of the notes are discount rate, prepayment speed and default rate.

Within other invested assets, $8.4 million are carried at fair value on a non-recurring basis as of June 30, 2012.  These assets are comprised of mortgage loans which are classified as Level 3 in the fair value hierarchy as there are significant unobservable inputs used in the valuation of such loans. The non-performing portion of these mortgage loans is valued using an average recovery rate. The performing loans are valued using management’s determination of future cash flows arising from these loans, discounted at the rate of return that would be required by a market participant. The unobservable inputs used in the fair value measurement of the mortgage loans are discount rate, recovery on delinquent loans, loss severity, prepayment speed and default rate.

Other Assets

Committed Capital Securities

The fair value of committed capital securities (“CCS”), which is recorded in “other assets” on the consolidated balance sheets, represents the difference between the present value of remaining expected put option premium payments under AGC’s CCS (the “AGC CCS Securities”) and AGM’s Committed Preferred Trust Securities (the “AGM CPS Securities”) agreements, and the estimated present value that the Company would hypothetically have to pay currently for a comparable security (see Note 13, Long Term Debt and Credit Facilities). The estimated current cost of the Company’s CCS depends on several factors, including broker-dealer quotes for the outstanding securities, the U.S. dollar forward swap curve, London Interbank Offered Rate (“LIBOR”)curve projections and the term the securities are estimated to remain outstanding.

Changes in fair value of the AGM CPS and AGC CCS securities were recorded in the consolidated statements of operations. As of June 30, 2012 these securities were classified as Level 3 in the fair value hierarchy because there is a reliance on significant unobservable inputs to the valuation model, including the broker-dealer quote and the Company’s estimate of the term the securities will be outstanding. Prior to the third quarter 2011, the significant market inputs used were observable, therefore, the Company classified this fair value measurement as Level 2. The CCS were transferred to Level 3 on the fair value hierarchy in the third quarter of 2011 because the Company was no longer able to obtain the same level of pricing information as in past quarters.

Supplemental Executive Retirement Plans

The Company classifies the fair value measurement of the assets of the Company’s various supplemental executive retirement plans as Level 1. The fair value of these assets is valued based on the observable published daily values of the underlying mutual fund included in the aforementioned plans.

Financial Guaranty Contracts Accounted for as Credit Derivatives

The Company’s credit derivatives consist primarily of insured CDS contracts, and also include interest rate swaps that fall under derivative accounting standards requiring fair value accounting through the statement of operations. The Company does not enter into CDS with the intent to trade these contracts and the Company may not unilaterally terminate a CDS contract; however, the Company has mutually agreed with various counterparties to terminate certain CDS transactions.

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

The fair value of the Company’s credit derivative contracts represents the difference between the present value of remaining net premiums the Company expects to receive or pay for the credit protection under the contract and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge or pay the Company for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual cash flows are the most readily observable inputs since they are based on the CDS contractual terms. These cash flows include premiums to be received or paid under the terms of the contract. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. If credit spreads of the underlying obligations change, the fair value of the related credit derivative changes. Market liquidity also affects valuations of the underlying obligations. Market conditions at June 30, 2012 were such that market prices of the Company’s CDS contracts were not available. Since market prices were not available, the Company used proprietary valuation models that used both unobservable and observable market data inputs as described under “Assumptions and Inputs” below. These models are primarily developed internally based on market conventions for similar transactions.

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

·                  How gross spread is calculated: Gross spread is the difference between the yield of a security paid by an issuer on an insured versus uninsured basis or, in the case of a CDS transaction, the difference between the yield and an index such as the LIBOR. Such pricing is well established by historical financial guaranty fees relative to the credit spread on risks assumed as observed and executed in competitive markets, including in financial guaranty reinsurance and secondary market transactions.

·                  How gross spread is allocated: Gross spread on a financial guaranty contract accounted for as CDS is allocated among:

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

·      The weighted average life which is based on expected remaining contractual cash flows and debt service schedules, which are readily observable inputs since they are based on the CDS contractual terms.

·                  The rates used to discount future expected losses.

The expected future premium cash flows for the Company’s credit derivatives were discounted at rates ranging from 0.25% to 2.47% at June 30, 2012 and 0.30% to 2.70% at December 31, 2011.

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

·                  Actual collateral specific credit spreads (if up-to-date and reliable market-based spreads are available).

·                  Deals priced or closed during a specific quarter within a specific asset class and specific rating.

·                  Credit spreads interpolated based upon market indices.

·                  Credit spreads provided by the counterparty of the CDS.

·                  Credit spreads extrapolated based upon transactions of similar asset classes, similar ratings, and similar time to maturity.

Information by Credit Spread Type

	As of June 30, 2012	As of December 31, 2011
Based on actual collateral specific spreads	5%	5%
Based on market indices	89%	90%
Provided by the CDS counterparty	6%	5%
Total	100%	100%

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

The Company interpolates a curve based on the historical relationship between the premium the Company receives when a credit derivative is closed to the daily closing price of the market index related to the specific asset class and rating of the deal. This curve indicates expected credit spreads at each indicative level on the related market index. For transactions with unique terms or characteristics where no price quotes are available, management extrapolates credit spreads based on an alternative transaction for which the Company has received a spread quote from one of the first three sources within the Company’s spread hierarchy. This alternative transaction will be within the same asset class, have similar underlying assets, similar credit ratings, and similar time to maturity. The Company then calculates the percentage of relative spread change quarter over quarter for the alternative transaction. This percentage change is then applied to the historical credit spread of the transaction for which no price quote was received in order to calculate the transactions’ current spread. Counterparties determine credit spreads by reviewing new issuance pricing for specific asset classes and receiving price quotes from their trading desks for the specific asset in question. These quotes are validated by cross-referencing quotes received from one market source with those quotes received from another market source to ensure reasonableness.

The premium the Company receives is referred to as the “net spread.” The Company’s pricing model takes into account not only how credit spreads on risks that it assumes affect pricing, but also how the Company’s own credit spread affects the pricing of its deals. The Company’s own credit risk is factored into the determination of net spread based on the impact of changes in the quoted market price for credit protection bought on the Company, as reflected by quoted market prices on CDS referencing AGC or AGM. For credit spreads on the Company’s name the Company obtains the quoted price of CDS contracts traded on AGC and AGM from market data sources published by third parties. The cost to acquire CDS protection referencing AGC or AGM affects the amount of spread on CDS deals that the Company retains and, hence, their fair value. As the cost to acquire CDS protection referencing AGC or AGM increases, the amount of premium the Company retains on a deal generally decreases. As the cost to acquire CDS protection referencing AGC or AGM decreases, the amount of premium the Company retains on a deal generally increases. In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts. Given the current market conditions and the Company’s own credit spreads, approximately 71%, as of June 30, 2012 and approximately 78% as of December 31, 2011 of our CDS contracts are fair valued using this minimum premium. The Company corroborates the assumptions in its fair value model, including the portion of exposure to AGC and AGM hedged by its counterparties, with independent third parties each reporting period. The current level of AGC’s and AGM’s own credit spread has resulted in the bank or deal originator hedging a significant portion of its exposure to AGC and AGM. This reduces the amount of contractual cash flows AGC and AGM can capture as premium for selling its protection.

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

	Scenario 1		Scenario 2
	bps	% of Total	bps	% of Total
Original gross spread/cash bond price (in bps)	185		500
Bank profit (in bps)	115	62%	50	10%
Hedge cost (in bps)	30	16%	440	88%
The Company premium received per annum (in bps)	40	22%	10	2%

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

The primary strengths of the Company’s CDS modeling techniques are:

·                  The model takes into account the transaction structure and the key drivers of market value. The transaction structure includes par insured, weighted average life, level of subordination and composition of collateral.

·                  The model maximizes the use of market-driven inputs whenever they are available. The key inputs to the model are market-based spreads for the collateral, and the credit rating of referenced entities. These are viewed by the Company to be the key parameters that affect fair value of the transaction.

·                  The model is a consistent approach to valuing positions. The Company has developed a hierarchy for market-based spread inputs that helps mitigate the degree of subjectivity during periods of high illiquidity.

The primary weaknesses of the Company’s CDS modeling techniques are:

·                  There is no exit market or actual exit transactions. Therefore the Company’s exit market is a hypothetical one based on the Company’s entry market.

·                  There is a very limited market in which to validate the reasonableness of the fair values developed by the Company’s model.

·                  At June 30, 2012 and December 31, 2011, the markets for the inputs to the model were highly illiquid, which impacts their reliability.

·                  Due to the non-standard terms under which the Company enters into derivative contracts, the fair value of its credit derivatives may not reflect the same prices observed in an actively traded market of credit derivatives that do not contain terms and conditions similar to those observed in the financial guaranty market.

Fair Value Option on FG VIEs’ Assets and Liabilities

The Company elected the fair value option for all the FG VIEs’ assets and liabilities. See Note 7, Consolidation of Variable Interest Entities.

The FG VIEs that are consolidated by the Company issued securities collateralized by HELOCs, first lien and second lien RMBS, subprime automobile loans, and other loans and receivables. The lowest level input that is significant to the fair value measurement of these assets and liabilities in its entirety was a Level 3 input (i.e. unobservable), therefore management classified them as Level 3 in the fair value hierarchy. Prices were determined with the assistance of an independent third-party. The pricing is based on a discounted cash flow approach and the third-party’s proprietary pricing models. The models to price the FG VIEs’ liabilities used, where appropriate, inputs such as estimated prepayment speeds; market values of the assets that collateralize the securities; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); discount rates implied by market prices for similar securities; house price depreciation/appreciation rates based on macroeconomic forecasts and, for those liabilities insured by the Company, the benefit from the Company’s insurance policy guaranteeing the timely payment of principal and interest for the FG VIE tranches insured by the Company, taking into account the timing of the potential default and the Company’s own credit rating. These inputs are utilized to project the future cash flows of the security and to evaluate the overall bond profile. The third-party also utilizes an internal model to determine an appropriate yield at which to discount the cash flows of the security, by factoring in collateral types, weighted-average lives, and other structural attributes specific to the security being priced. The expected yield is further calibrated by utilizing algorithm’s designed to aggregate market color, received by the third-party, on comparable bonds.

Changes in fair value of the FG VIEs’ assets and liabilities are included in fair value gains (losses) on FG VIEs within the consolidated statement of operations. Except for net credit impairment that triggers a claim on the financial guaranty contract, the unrealized fair value adjustments related to the consolidated FG VIEs will reverse to zero over the terms of these financial instruments.

The fair value of the Company’s FG VIE assets is sensitive to changes relating to estimated prepayment speeds; estimated default rates (determined on the basis of an analysis of collateral attributes such as: historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); discount rates implied by market prices for similar securities; and house price depreciation/appreciation rates based on macroeconomic forecasts. Significant changes to some of these inputs could materially change the market value of the FG VIE’s assets and the implied collateral losses within the transaction. In general, the fair value of the FG VIE is most sensitive to changes in the projected collateral losses, where an increase in collateral losses typically leads to a decrease in the fair value of FG VIE assets, while a decrease in collateral losses typically leads to an increase in the fair value of FG VIE assets. These factors also directly impact the fair value of the Company’s uninsured VIE liabilities.

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

Other Invested Assets

Assets Acquired in Refinancing Transactions

The fair value of the other invested assets was determined by calculating the present value of the expected cash flows. The Company uses a market approach to determine discounted future cash flows using market driven discount rates and a variety of assumptions, including LIBOR curve projections and prepayment and default assumptions. The fair value measurement was classified as Level 3 in the fair value hierarchy because there is a reliance on significant unobservable inputs to the valuation model, including the discount rates, prepayment and default assumptions, loss severity and recovery on delinquent loans.

Other Assets and Other Liabilities

The Company’s other assets and other liabilities consist predominantly of accrued interest, receivables for securities sold and payables for securities purchased, which approximate fair value.

Financial Instruments Carried at Fair Value

Amounts recorded at fair value in the Company’s financial statements are included in the tables below.

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of June 30, 2012

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed maturity securities
U.S. government and agencies	$828.1	$—	$828.1	$—
Obligations of state and political subdivisions	5,676.7	—	5,667.0	9.7
Corporate securities	1,032.1	—	1,032.1	—
Mortgage-backed securities:
RMBS	1,395.6	—	1,228.9	166.7
Commercial mortgage-backed securities ("CMBS")	486.5	—	486.5	—
Asset-backed securities	488.3	—	214.3	274.0
Foreign government securities	300.2	—	300.2	—
Total fixed maturity securities	10,207.5	—	9,757.1	450.4
Short-term investments	919.8	62.8	857.0	—
Other invested assets(1)	85.2	—	75.4	9.8
Credit derivative assets	429.9	—	—	429.9
FG VIEs’ assets, at fair value	2,726.0	—	—	2,726.0
Other assets(2)	67.2	23.0	—	44.2
Total assets carried at fair value	$14,435.6	$85.8	$10,689.5	$3,660.3
Liabilities:
Credit derivative liabilities	$2,095.9	$—	$—	$2,095.9
FG VIEs’ liabilities with recourse, at fair value	2,239.0	—	—	2,239.0
FG VIEs’ liabilities without recourse, at fair value	1,042.3	—	—	1,042.3
Total liabilities carried at fair value	$5,377.2	$—	$—	$5,377.2

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2011

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
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
 ____________________
(1)                               Includes mortgage loans that are recorded at fair value on a non-recurring basis. At June 30, 2012 and December 31, 2011, such investments were carried at their market value of $8.4 million and $9.0 million, respectively.

(2)                                Includes fair value of CCS and supplemental executive retirement plan assets.

Changes in Level 3 Fair Value Measurements

The table below presents a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during Second Quarter and Six Months 2012 and 2011.

Fair Value Level 3 Rollforward
Recurring Basis

	Second Quarter 2012
	Fixed Maturity Securities
	Obligations of State and Political Subdivisions		RMBS		Asset- Backed Securities		Other Invested Assets	FG VIEs’ Assets at Fair Value		Other Assets		Credit Derivative Asset (Liability), net(5)		FG VIE's Liabilities with Recourse, at Fair Value		FG VIE's Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of March 31, 2012	$9.5		$135.7		$258.1		$1.6	$2,827.7		$39.9		$(1,952.7)		$(2,365.2)		$(1,085.6)
Total pretax realized and unrealized gains/(losses) recorded in:(1)
Net income (loss)	0.1	(2)	4.0	(2)	7.8	(2)	—	42.8	(3)	4.3	(4)	260.7	(6)	(17.7)	(3)	(13.5)	(3)
Other comprehensive income (loss)	0.1		(16.4)		(12.0)		(0.2)	—		—		—		—		—
Purchases	—		54.4		21.6		—	—		—		—		—		—
Settlements	—		(11.0)		(1.5)		—	(144.5)		—		26.0		143.9		56.8
FG VIE consolidations	—		—		—		—	—		—		—		—		—
Fair value as of June 30, 2012	$9.7		$166.7		$274.0		$1.4	$2,726.0		$44.2		$(1,666.0)		$(2,239.0)		$(1,042.3)
Change in unrealized gains/(losses) related to financial instruments held as of June 30, 2012	$0.1		$(16.4)		$(12.0)		$(0.2)	$72.0		$4.3		$282.5		$(17.5)		$(37.2)

	Second Quarter 2011
	Fixed Maturity Securities
	RMBS		Asset- Backed Securities		Other Invested Assets	FG VIEs’ Assets at Fair Value		Credit Derivative Asset (Liability), net(5)		FG VIE's Liabilities with Recourse, at Fair Value		FG VIE's Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of March 31, 2011	$210.1		$232.1		$2.2	$3,679.0		$(2,140.0)		$(2,874.2)		$(1,373.0)
Total pretax realized and unrealized gains/(losses) recorded in:(1)
Net income (loss)	(35.2)	(2)	2.1	(2)	—	(211.6)	(3)	(64.8)	(6)	14.9	(3)	86.5	(3)
Other comprehensive income (loss)	(16.9)		(7.3)		(0.2)	—		—		—		—
Purchases	1.6		47.1		—	—		—		—		—
Sales	(8.0)		(0.1)		—	—		—		—		—
Settlements	—		—		—	(257.6)		17.3		282.8		67.1
FG VIE consolidations	(63.6)		—		—	282.4		—		(272.4)		(63.1)
Fair value as of June 30, 2011	$88.0		$273.9		$2.0	$3,492.2		$(2,187.5)		$(2,848.9)		$(1,282.5)
Change in unrealized gains/(losses) related to financial instruments held as of June 30, 2011	$(16.9)		$(7.3)		$(0.2)	$(84.7)		$(28.9)		$(7.1)		$52.9

	Six Months 2012
	Fixed Maturity Securities
	Obligations of State and Political Subdivisions		RMBS		Asset- Backed Securities		Other Invested Assets	FG VIEs’ Assets at Fair Value		Other Assets		Credit Derivative Asset (Liability), net(5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2011	$9.5		$133.6		$235.5		$1.7	$2,819.1		$53.8		$(1,303.9)		$(2,396.9)		$(1,061.5)
Total pretax realized and unrealized gains/(losses) recorded in:(1)
Net income (loss)	0.3	(2)	4.8	(2)	13.6	(2)	—	177.9	(3)	(9.6)	(4)	(430.0)	(6)	(135.7)	(3)	(93.3)	(3)
Other comprehensive income (loss)	0.5		(6.5)		(11.9)		(0.3)	—		—		—		—		—
Purchases	—		54.4		39.6		—	—		—		—		—		—
Settlements	(0.6)		(19.6)		(2.8)		—	(285.5)		—		67.9		314.2		112.5
FG VIE consolidations	—		—		—		—	14.5		—		—		(20.6)		—
Fair value as of June 30, 2012	$9.7		$166.7		$274.0		$1.4	$2,726.0		$44.2		$(1,666.0)		$(2,239.0)		$(1,042.3)
Change in unrealized gains/(losses) related to financial instruments held as of June 30, 2012	$0.5		$(6.5)		$(11.9)		$(0.3)	$303.4		$(9.6)		$(352.1)		$(124.5)		$(155.3)

	Six Months 2011
	Fixed Maturity Securities
	RMBS		Asset- Backed Securities		Other Invested Assets	FG VIEs’ Assets at Fair Value		Credit Derivative Asset (Liability), net(5)		FG VIEs’ Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2010	$99.4		$210.2		$2.3	$3,657.5		$(1,869.9)		$(3,030.9)		$(1,337.2)
Total pretax realized and unrealized gains/(losses) recorded in:(1)
Net income (loss)	(31.3)	(2)	3.7	(2)	—	22.8	(3)	(301.0)	(6)	3.8	(3)	(49.0)	(3)
Other comprehensive income (loss)	(47.7)		13.0		(0.3)	—		—		—		—
Purchases	152.2		47.1		—	—		—		—		—
Sales	(21.0)		(0.1)		—	—		—		—		—
Settlements	—		—		—	(470.5)		(16.6)		450.6		166.8
FG VIE consolidations	(63.6)		—		—	282.4		—		(272.4)		(63.1)
Fair value as of June 30, 2011	$88.0		$273.9		$2.0	$3,492.2		$(2,187.5)		$(2,848.9)		$(1,282.5)
Change in unrealized gains/(losses) related to financial instruments held as of June 30, 2011	$(47.7)		$13.0		$(0.3)	$263.6		$(311.7)		$(43.0)		$(119.1)
 ___________________

(1)
Realized and unrealized gains (losses) from changes in values of Level 3 financial instruments represent gains (losses) from changes in values of those financial instruments only for the periods in which the instruments were classified as Level 3.

(2)	Included in net realized investment gains (losses) and net investment income.

(3)	Included in fair value gains (losses) on FG VIEs.

(4)	Recorded in fair value gain (loss) on committed capital securities.

(5)	Represents net position of credit derivatives. The consolidated balance sheet presents gross assets and liabilities based on net counterparty exposure.

(6)	Reported in net change in fair value of credit derivatives.

Level 3 Fair Value Disclosures

Quantitative Information About Level 3 Fair Value Inputs

Financial Instrument Description	Fair Value at June 30, 2012 (in millions)	Valuation Technique	Significant Unobservable Inputs	Range
Assets:
Fixed maturity securities:
Obligations of state and political subdivisions	$9.7	Discounted	Rate of inflation	1.0%	-	3.0%
		cash flow	Timing of collateral sales	3 years	-	11 years
			Assumed sale proceeds	0.0%	-	11.9%
			Collateral recovery period	3 years	-	11 years

RMBS	166.7	Discounted	CPR	0.0%	-	7.4%
		cash flow	CDR	3.7%	-	41.1%
			Severity	48.9%	-	104.4%
			Yield	6.7%	-	16.0%
Asset-backed securities:
Whole business securitization	46.7	Discounted cash flow	Annual gross revenue projections (in millions)	$54	-	$96
			Value of primary financial guaranty policy	43.8%
			Liquidity discount	5.0%	-	20.0%

Investor owned utility	191.4	Discounted cash flow	Liquidation value (in millions)	$174	-	$281
			Years to liquidation	0 years	-	3 years
			Discount factor	0.0%	-	11.0%

XXX life insurance transactions	35.6	Discounted	Yield	15.0%
		cash flow	Discount on asset cash flows	50.0%

Other asset-backed	0.3	Discounted	CPR	0.0%	-	10.0%
		cash flow	CDR	2.0%	-	10.0%
			Severity	40.0%	-	100.0%
			Yield	3.0%	-	15.0%

Other invested assets	9.8	Discounted cash flow	Discount for lack of liquidity	10.0%	-	20.0%
			Recovery on delinquent loans	20.0%	-	60.0%
			Default rates	1.0%	-	10.0%
			Loss severity	40.0%	-	90.0%
			Prepayment speeds	6.0%	-	15.0%

FG VIEs’ assets, at fair value	2,726.0	Discounted	CPR	0.0%	-	13.2%
		cash flow	CDR	1.8%	-	39.1%
			Loss severity	25.5%	-	110.1%
			Yield	4.7%	-	22.4%

Financial Instrument Description	Fair Value at June 30, 2012 (in millions)	Valuation Technique	Significant Unobservable Inputs	Range
Other assets	44.2	Discounted cash flow	Quotes from third party pricing	$38	-	$42
			Term (years)	3

Liabilities:
Credit derivative liabilities, net	(1,666.0)	Discounted	Year 1 loss estimates	0.0%	-	69.0%
		cash flow	Hedge cost (in bps)	104.0 bps	-	904.0 bps
			Bank profit (in bps)	1.0 bps	-	1,287.0 bps
			Internal floor (in bps)	7.0 bps	-	40.0 bps
			Internal credit rating	AAA	-	BIG

FG VIEs’ liabilities, at fair value	(3,281.3)	Discounted	CPR	0.0%	-	13.2%
		cash flow	CDR	1.8%	-	39.1%
			Loss severity	25.5%	-	110.1%
			Yield	4.7%	-	22.4%

The carrying amount and estimated fair value of the Company’s financial instruments are presented in the following table.

Fair Value of Financial Instruments

	As of June 30, 2012		As of December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets:
Fixed maturity securities	$10,207.5	$10,207.5	$10,141.9	$10,141.9
Short-term investments	919.8	919.8	734.0	734.0
Other invested assets	153.6	165.8	170.4	182.4
Credit derivative assets	429.9	429.9	468.9	468.9
FG VIEs’ assets, at fair value	2,726.0	2,726.0	2,819.1	2,819.1
Other assets	243.3	243.3	185.6	185.6
Liabilities:
Financial guaranty insurance contracts(1)	4,663.2	5,555.2	4,664.0	4,319.8
Long-term debt(2)	846.4	1,027.0	1,038.3	1,186.3
Credit derivative liabilities	2,095.9	2,095.9	1,772.8	1,772.8
FG VIEs’ liabilities with recourse, at fair value	2,239.0	2,239.0	2,396.9	2,396.9
FG VIEs’ liabilities without recourse, at fair value	1,042.3	1,042.3	1,061.5	1,061.5
Other liabilities	93.6	93.6	15.7	15.7
___________________
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

Credit derivative transactions are governed by ISDA documentation and have different characteristics from financial guaranty insurance contracts. For example, the Company’s control rights with respect to a reference obligation under a credit derivative may be more limited than when the Company issues a financial guaranty insurance contract. In addition, while the Company’s exposure under credit derivatives, like the Company’s exposure under financial guaranty insurance contracts, has been generally for as long as the reference obligation remains outstanding, unlike financial guaranty contracts, a credit derivative may be terminated for a breach of the ISDA documentation or other specific events. A loss payment is made only upon the occurrence of one or more defined credit events with respect to the referenced securities or loans. A credit event may be a non-payment event such as a failure to pay, bankruptcy or restructuring, as negotiated by the parties to the credit derivative transactions. If events of default or termination events specified in the credit derivative documentation were to occur, the non-defaulting or the non-affected party, which may be either the Company or the counterparty, depending upon the circumstances, may decide to terminate a credit derivative prior to maturity. The Company may be required to make a termination payment to its swap counterparty upon such termination. The Company may not unilaterally terminate a CDS contract; however, the Company on occasion has mutually agreed with various counterparties to terminate certain CDS transactions.

Credit Derivative Net Par Outstanding by Sector

The estimated remaining weighted average life of credit derivatives was 3.9 years at June 30, 2012 and 4.3 years at December 31, 2011. The components of the Company’s credit derivative net par outstanding are presented below.

Credit Derivatives Net Par Outstanding

	As of June 30, 2012				As of December 31, 2011
Asset Type	Net Par Outstanding	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Rating	Net Par Outstanding	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Rating
	(dollars in millions)
Pooled corporate obligations:
Collateralized loan obligation/collateral bond obligations	$32,210	33.1%	32.7%	AAA	$34,567	32.6%	32.0%	AAA
Synthetic investment grade pooled corporate	10,453	20.9	19.0	AAA	12,393	20.4	18.7	AAA
Synthetic high yield pooled corporate	4,898	35.4	30.3	AAA	5,049	35.7	30.3	AA+
TruPS CDOs	4,319	46.5	31.9	BB	4,518	46.6	31.9	BB
Market value CDOs of corporate obligations	3,911	33.0	28.5	AAA	4,546	30.6	28.9	AAA
Total pooled corporate obligations	55,791	32.1	29.6	AAA	61,073	31.2	28.9	AAA
U.S. RMBS:
Option ARM and Alt-A first lien	3,701	20.1	11.8	BB-	4,060	19.6	13.6	BB-
Subprime first lien	3,778	29.6	53.6	A+	4,012	30.1	53.9	A+
Prime first lien	367	10.9	7.1	B	398	10.9	8.4	B
Closed end second lien and HELOCs	56	—	—	B-	62	—	—	B
Total U.S. RMBS	7,902	24.1	31.5	BBB	8,532	24.1	32.2	BBB
CMBS	4,270	33.5	41.0	AAA	4,612	32.6	38.9	AAA
Other	10,480	—	—	A	10,830	—	—	A
Total	$78,443			AA+	$85,047			AA+
____________________

(1)	Represents the sum of subordinate tranches and over-collateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

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

The Company’s exposure to “Other” CDS contracts is also highly diversified. It includes $3.1 billion of exposure to three pooled infrastructure transactions comprising diversified pools of international infrastructure project transactions and loans to regulated utilities. These pools were all structured with underlying credit enhancement sufficient for the Company to attach at super senior AAA levels at origination. The remaining $7.4 billion of exposure in “Other” CDS contracts comprises numerous deals across various asset classes, such as commercial receivables, international RMBS, infrastructure, regulated utilities and consumer receivables.

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	As of June 30, 2012		As of December 31, 2011
Ratings	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
Super Senior	$19,676	25.1%	$21,802	25.6%
AAA	37,504	47.8	40,240	47.3
AA	3,500	4.5	4,342	5.1
A	5,887	7.5	5,830	6.9
BBB	4,776	6.1	5,030	5.9
BIG	7,100	9.0	7,803	9.2
Total credit derivative net par outstanding	$78,443	100.0%	$85,047	100.0%

Credit Derivative
U.S. Residential Mortgage-Backed Securities

	As of June 30, 2012				Net Change in Unrealized Gain (Loss)
Vintage	Net Par Outstanding (in millions)	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Rating	Second Quarter 2012	Six Months 2012
					(in millions)
2004 and Prior	$136	6.4%	19.4%	BBB+	$1.6	$0.1
2005	2,316	30.8	65.8	AA	5.1	(0.6)
2006	1,602	29.4	35.1	A-	18.9	(14.5)
2007	3,848	18.4	9.8	B+	224.1	(364.7)
Total	$7,902	24.1%	31.5%	BBB	$249.7	$(379.7)

____________________

(1)	Represents the sum of subordinate tranches and overcollateralization and does not include any benefit from excess interest collections that may be used to absorb losses.
Credit Derivative
Commercial Mortgage-Backed Securities

	As of June 30, 2012				Net Change in Unrealized Gain (Loss)
Vintage	Net Par Outstanding (in millions)	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Rating	Second Quarter 2012	Six Months 2012
					(in millions)
2004 and Prior	$80	27.4%	66.6%	AAA	$—	$(0.1)
2005	669	18.0	35.0	AAA	(0.1)	(0.2)
2006	2,077	34.0	40.7	AAA	0.4	0.9
2007	1,444	40.2	42.7	AAA	(0.2)	(0.3)
Total	$4,270	33.5%	41.0%	AAA	$0.1	$0.3
____________________
(1)                                  Represents the sum of subordinate tranches and over-collateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

Net Change in Fair Value of Credit Derivatives

Net Change in Fair Value of Credit Derivatives Gain (Loss)

	Second Quarter		Six Months
	2012	2011	2012	2011
	(in millions)
Net credit derivative premiums received and receivable	$34.2	$47.6	$63.1	$107.2
Net ceding commissions (paid and payable) received and receivable	(0.1)	0.8	(0.2)	2.2
Realized gains on credit derivatives	34.1	48.4	62.9	109.4
Terminations	(0.5)	(22.5)	(0.5)	(22.5)
Net credit derivative losses (paid and payable) recovered and recoverable	(56.3)	(36.7)	(142.0)	(62.3)
Total realized gains (losses) and other settlements on credit derivatives	(22.7)	(10.8)	(79.6)	24.6
Net unrealized gains (losses) on credit derivatives	283.4	(54.0)	(350.4)	(325.6)
Net change in fair value of credit derivatives	$260.7	$(64.8)	$(430.0)	$(301.0)

In Second Quarter 2012 and Six Months 2012, CDS contracts totaling $0.6 billion and $0.8 billion in net par were terminated. In Second Quarter 2011 and Six Months 2011, CDS contracts totaling $5.2 billion and $7.7 billion in net par were terminated. The increase in paid losses was due primarily to claims paid on an insured film securitization and higher losses on Alt-A transactions in 2012.

Changes in the fair value of credit derivatives occur primarily because of changes in interest rates, credit spreads, credit ratings of the referenced entities, realized gains (losses) and other settlements, and the issuing company’s own credit rating, credit spreads and other market factors. Except for net estimated credit impairments (i.e., net expected payments), the unrealized gains and losses on credit derivatives are expected to reduce to zero as the exposure approaches its maturity date. With considerable volatility continuing in the market, unrealized gains (losses) on credit derivatives may fluctuate significantly in future periods.

Net Change in Unrealized Gains (Losses) on Credit Derivatives By Sector

	Second Quarter		Six Months
Asset Type	2012	2011	2012	2011
	(in millions)

Pooled corporate obligations:
CLOs/Collateral bond obligations	$—	$(3.6)	$7.3	$(1.6)
Synthetic investment grade pooled corporate	7.2	(0.8)	8.8	9.7
Synthetic high yield pooled corporate	(0.2)	3.5	10.6	0.7
TruPS CDOs	17.3	(15.5)	3.5	(36.3)
Market value CDOs of corporate obligations	0.1	(5.2)	(0.3)	(5.3)
Total pooled corporate obligations	24.4	(21.6)	29.9	(32.8)
U.S. RMBS:
Option ARM and Alt-A first lien	174.7	28.1	(343.0)	(239.5)
Subprime first lien	39.0	(67.2)	12.9	(91.3)
Prime first lien	34.8	(12.8)	(51.3)	(12.2)
Closed end second lien and HELOCs	1.2	0.8	1.7	1.1
Total U.S. RMBS	249.7	(51.1)	(379.7)	(341.9)
CMBS	0.1	9.8	0.3	10.5
Other	9.2	8.9	(0.9)	38.6
Total	$283.4	$(54.0)	$(350.4)	$(325.6)

In Second Quarter 2012, U.S. RMBS unrealized fair value gains were generated primarily in the prime first lien, Alt-A, Option ARM and subprime RMBS sectors due to tighter implied net spreads. The tighter implied net spreads were primarily a result of the increased cost to buy protection in AGC's name as the market cost of AGC's credit protection increased. These transactions were pricing above their floor levels (or the minimum rate at which the Company would consider assuming these risks based on historical experience); therefore when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, increased, the implied spreads that the Company would expect to receive on these transactions decreased. The cost of AGM's credit protection also increased during the quarter, but did not lead to significant fair value gains, as the majority of AGM policies continue to price at floor levels. In addition, Second Quarter 2012 includes an $84.7 million unrealized gain relating to R&W benefits from the Deutsche Bank Agreement.

During Six Months 2012, the cost to buy protection on AGC's name declined. This led to U.S. RMBS unrealized fair value losses which were generated primarily in the prime first lien, Alt-A and Option ARM RMBS sectors due to wider implied net spreads. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC's name as the market cost of AGC's credit protection decreased. These transactions were pricing above their floor levels (or the minimum rate at which the Company would consider assuming these risks based on historical experience); therefore when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, decreased the implied spreads that the Company would expect to receive on these transactions increased. The cost of AGM's credit protection also decreased during Six Months 2012, but did not lead to significant fair value losses, as the majority of AGM policies continue to price at floor levels.

In Second Quarter 2011 and Six Months 2011, U.S. RMBS unrealized fair value losses were generated primarily in the Option ARM, Alt-A first lien, and Subprime RMBS sectors due to wider implied net spreads. The wider implied net spreads were a result of price deterioration as well as the decreased cost to buy protection in AGC’s name as the market cost of AGC’s credit protection declined. These transactions were pricing above their floor levels; therefore when the cost of purchasing CDS protection on AGC declined, which management refers to as the CDS spread on AGC, the implied spreads that the Company would expect to receive on these transactions increased. The cost of AGM’s credit protection remained relatively flat during the quarter. The unrealized fair value gain within the Other asset class resulted from price improvement on a XXX life-securitization policy.

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

Five-Year CDS Spread on AGC and AGM

	As of June 30, 2012	As of March 31, 2012	As of December 31, 2011
Quoted price of CDS contract (in basis points):
AGC	904	743	1,140
AGM	652	555	778

Components of Credit Derivative Assets (Liabilities)

	As of June 30, 2012	As of December 31, 2011
	(in millions)
Credit derivative assets	$429.9	$468.9
Credit derivative liabilities	(2,095.9)	(1,772.8)
Net fair value of credit derivatives	$(1,666.0)	$(1,303.9)

	As of June 30, 2012	As of December 31, 2011
	(in millions)
Fair value of credit derivatives before effect of AGC and AGM credit spreads	$(5,749.1)	$(5,595.8)
Plus: Effect of AGC and AGM credit spreads	4,083.1	4,291.9
Net fair value of credit derivatives	$(1,666.0)	$(1,303.9)

The fair value of CDS contracts at June 30, 2012, before considering the implications of AGC’s and AGM’s credit spreads, is a direct result of continued wide credit spreads in the fixed income security markets, and ratings downgrades. The asset classes that remain most affected are recent vintages of prime first lien, Alt-A, Option ARM, subprime RMBS deals as well as trust-preferred securities. When looking at June 30, 2012 compared with December 31, 2011, there was a widening of spreads primarily relating to the Company’s Alt-A first lien and subprime RMBS transactions. This widening of spreads resulted in a loss of approximately $153.3 million, before taking into account AGC’s or AGM’s credit spreads.

Management believes that the trading level of AGC’s and AGM’s credit spreads are due to the correlation between AGC’s and AGM’s risk profile and the current risk profile of the broader financial markets and to increased demand for credit protection against AGC and AGM as the result of its financial guaranty volume, as well as the overall lack of liquidity in the CDS market. Offsetting the benefit attributable to AGC’s and AGM’s credit spread were higher credit spreads in the fixed income security markets. The higher credit spreads in the fixed income security market are due to the lack of liquidity in the high yield CDO, Trust- Preferred CDO, and CLO markets as well as continuing market concerns over the most recent vintages of subprime RMBS.

The following table presents the fair value and the present value of expected claim payments or recoveries for contracts accounted for as derivatives.

Net Fair Value and Expected Losses of Credit Derivatives by Sector

	Fair Value of Credit Derivative Asset (Liability), net		Present Value of Expected Claim (Payments) Recoveries(1)
Asset Type	As of June 30, 2012	As of December 31, 2011	As of June 30, 2012	As of December 31, 2011
	(in millions)
Pooled corporate obligations:
CLOs/ Collateralized bond obligations	$5.6	$(0.7)	$—	$—
Synthetic investment grade pooled corporate	(15.3)	(23.8)	—	—
Synthetic high-yield pooled corporate	(5.8)	(15.7)	—	(5.2)
TruPS CDOs	(8.6)	(11.9)	(33.2)	(39.3)
Market value CDOs of corporate obligations	0.9	2.5	—	—
Total pooled corporate obligations	(23.2)	(49.6)	(33.2)	(44.5)
U.S. RMBS:
Option ARM and Alt-A first lien(2)	(953.0)	(596.4)	(132.9)	(191.2)
Subprime first lien	(3.7)	(22.5)	(70.1)	(94.9)
Prime first lien	(95.7)	(44.3)	—	—
Closed-end second lien and HELOCs	(13.0)	(14.9)	11.7	6.6
Total U.S. RMBS	(1,065.4)	(678.1)	(191.3)	(279.5)
CMBS	(4.3)	(4.9)	—	—
Other	(573.1)	(571.3)	(97.2)	(94.9)
Total	$(1,666.0)	$(1,303.9)	$(321.7)	$(418.9)

____________________
(1)          Represents amount in excess of the present value of future installment fees to be received of $53.6 million as of June 30, 2012 and $47.1 million as of December 31, 2011. Includes R&W benefit of $240.7 million as of June 30, 2012 and $215.0 million as of December 31, 2011.

(2)          Includes one transaction which is covered under the Bank of America Agreement.

Ratings Sensitivities of Credit Derivative Contracts

Within the Company’s insured CDS portfolio, the transaction documentation for $2.2 billion in CDS par insured provides that a downgrade of the financial strength rating of AGC past a specified level (which level varies from transaction to transaction), would constitute a termination event that would allow the CDS counterparty to terminate the affected transactions. If the CDS counterparty elected to terminate the affected transactions, under some transaction documents the Company could be required to make a termination payment (or may be entitled to receive a termination payment from the CDS counterparty) and under other transaction documents the credit protection would be cancelled and no termination payment would be owing by either party. Under certain documents, the Company has the right to cure the termination event by posting collateral, assigning its rights and obligations in respect of the transactions to a third party, or seeking a third party guaranty of the obligations of the Company. The Company currently has three ISDA master agreements under which the applicable counterparty could elect to terminate transactions upon a rating downgrade of AGC. If AGC’s financial strength ratings were downgraded to BBB- or Baa3, $89.0 million in par insured could be terminated by one counterparty; and if AGC’s ratings were downgraded to BB+ or Ba1, an additional approximately $2.1 billion in par insured could be terminated by the other two counterparties. The Company does not believe that it can accurately estimate the termination payments it could be required to make if, as a result of any such downgrade, a CDS counterparty terminated its CDS contracts with the Company. These payments could have a material adverse effect on the Company’s liquidity and financial condition.

Under a limited number of other CDS contracts, the Company may be required to post eligible collateral to secure its obligation to make payments under such contracts. Eligible collateral is generally cash or U.S. government or agency securities; eligible collateral other than cash is valued at a discount to the face amount. For certain of such contracts, the CDS counterparty has agreed to have some exposure to the Company on an unsecured basis, but as the financial strength ratings of the Company’s insurance subsidiaries decline, the amount of unsecured exposure to the Company allowed by the CDS counterparty decreases until, at a specified rating level (which level varies from transaction to transaction), the Company must collateralize all of the exposure. The amount of collateral required is based on a mark-to-market valuation of the exposure that must be secured. Under other contracts, the Company has negotiated caps such that the posting requirement cannot exceed a certain fixed amount, regardless of the financial strength ratings of the Company’s insurance subsidiaries. As of June 30, 2012 the amount of insured par that is subject to collateral posting is approximately $14.2 billion (which amount is not reduced by unsecured exposure to the Company allowed by CDS counterparties at current financial strength rating levels), for which the Company has agreed to post approximately $687.9 million of collateral (which amount reflects some of the eligible collateral being valued at a discount to the face amount). The Company may be required to post additional collateral from time to time, depending on its financial strength ratings and on the market values of the transactions subject to the collateral posting. For approximately $13.7 billion of that $14.2 billion, at the Company’s current ratings, the Company need not post on a cash basis more than $625.0 million, regardless of any change in the market value of the transactions, due to caps negotiated with counterparties. For the avoidance of doubt, the $625.0 million is already included in the $687.9 million that the Company has agreed to post. In the event AGC’s ratings are downgraded to A+ or A3, the maximum amount to be posted against the $13.7 billion increases by $50.0 million to $675.0 million.

Sensitivity to Changes in Credit Spread

The following table summarizes the estimated change in fair values on the net balance of the Company’s credit derivative positions assuming immediate parallel shifts in credit spreads on AGC and AGM and on the risks that they both assume.

Effect of Changes in Credit Spread

	As of June 30, 2012
Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
100% widening in spreads	$(3,462.1)	$(1,796.1)
50% widening in spreads	(2,564.0)	(898.0)
25% widening in spreads	(2,114.9)	(448.9)
10% widening in spreads	(1,845.4)	(179.4)
Base Scenario	(1,666.0)	—
10% narrowing in spreads	(1,509.2)	156.8
25% narrowing in spreads	(1,275.0)	391.0
50% narrowing in spreads	(893.6)	772.4
 ____________________

(1)	Includes the effects of spreads on both the underlying asset classes and the Company’s own credit spread.

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

As a condition to issuing a financial guaranty contract in respect of certain of a VIE's debt obligations, the Company obtains certain protective rights with respect to the VIE that are triggered by the occurrence of certain events, such as failure to be in compliance with a covenant due to poor transaction performance or a deterioration in a servicer or collateral manager’s financial condition. At the inception of a transaction, the Company typically is not deemed to control a VIE; however, once a trigger event occurs, the Company’s control of the VIE typically increases. The Company continuously evaluates its power to direct the activities that most significantly impact the economic performance of VIEs that have debt obligations insured by the Company, such as its ability to unilaterally terminate and replace the servicer upon the occurrence of certain triggering events and, accordingly, where the Company is obligated to absorb VIE losses that could potentially be significant to the VIE. The protective rights that the Company obtains under its insurance contract for a particular transaction give the Company additional controls over a VIE if there is either deterioration in the performance of the transaction or in the financial health of the servicer or collateral manager. The Company is deemed to be the control party for financial reporting purposes, typically when its protective rights give it the power to both terminate and replace the servicer or collateral manager, which are rights typically given to a financial guaranty insurer. If the Company’s protective rights that could make it the control party have not been triggered, then it does not consolidate the VIE. As of June 30, 2012, the Company had issued financial guaranty contracts for approximately 1,200 VIEs that it did not consolidate.

AGC and AGM are not primarily liable for the debt obligations issued by the VIEs they insure and would only be required to make payments on these debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due. AGL’s and its Subsidiaries’ creditors do not have any rights with regard to the assets of the VIEs. Proceeds from sales, maturities, prepayments and interest from VIE assets may only be used to pay debt service on VIE liabilities. Net fair value gains and losses on FG VIEs are expected to reverse to zero at maturity of the VIE debt, except for net premiums received and claims paid by AGC or AGM under the financial guaranty insurance contract. The Company’s estimate of expected loss to be paid for FG VIEs is included in Note 4, Financial Guaranty Insurance Contracts.

Consolidated FG VIEs

During Second Quarter 2012, the Company determined that, based on the assessment of its control rights over servicer or collateral manager replacement, given that servicing/managing collateral were deemed to be the FG VIEs' most significant activities, no additional VIEs required consolidation.  The debt on one FG VIE was fully paid off during Second Quarter 2012. There were a total of 34 consolidated FG VIEs at June 30, 2012, compared to 33 FG VIEs at December 31, 2011.

The total unpaid principal balance for the FG VIEs’ assets that were over 90 days or more past due was approximately $1,001.3 million. The aggregate unpaid principal of the FG VIEs’ assets was approximately $2,994.7 million greater than the aggregate fair value at June 30, 2012. The change in the instrument-specific credit risk of the FG VIEs’ assets for the Second Quarter 2012 and Six Months 2012 were gains of $84.5 million and $170.4 million, respectively. The change in the instrument-specific credit risk of the FG VIEs’ assets for the Second Quarter 2011 and Six Months 2011 were losses of $861.9 million and $478.7 million, respectively. The gain in instrument-specific credit risk was determined by calculating the change in credit impairment for the Company’s VIE assets during the period, which are provided by a third party pricing source.

The aggregate unpaid principal balance was approximately $2,411.3 million greater than the aggregate fair value of the FG VIEs’ liabilities as of June 30, 2012.

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

Consolidated FG VIEs
By Type of Collateral

	As of June 30, 2012			As of December 31, 2011
	Number of FG VIEs	Assets	Liabilities	Number of FG VIEs	Assets	Liabilities
	(dollars in millions)
With recourse:
HELOCs	8	$550.2	$863.6	8	$572.9	$907.9
First liens:
Alt-A first lien	3	114.8	101.5	3	118.0	106.1
Option ARM	2	40.1	199.5	2	49.7	244.7
Subprime	7	391.3	493.6	5	386.8	472.7
Closed-end second lien	10	205.7	199.2	10	184.6	219.9
Automobile loans	3	91.4	91.4	4	155.8	155.8
Life insurance	1	290.2	290.2	1	289.8	289.8
Total with recourse	34	1,683.7	2,239.0	33	1,757.6	2,396.9
Without recourse	—	1,042.3	1,042.3	—	1,061.5	1,061.5
Total	34	$2,726.0	$3,281.3	33	$2,819.1	$3,458.4

Gross Unpaid Principal for FG VIEs’ Liabilities
With Recourse

	As of June 30, 2012	As of December 31, 2011
	(in millions)
Gross unpaid principal for FG VIEs’ liabilities with recourse	$3,529.4	$3,796.4

Contractual Maturity Schedule of FG VIE Liabilities with Recourse

Contractual Maturity	As of June 30, 2012
(in millions)
2012	$—
2013	—
2014	90.8
2015	—
2016	—
Thereafter	3,438.6
Total	$3,529.4

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

Effect of Consolidating FG VIEs on Net Income
and Shareholders’ Equity(1)

	Second Quarter		Six Months
	2012	2011	2012	2011
	(in millions)
Net earned premiums	$(15.5)	$(18.3)	$(32.5)	$(37.4)
Net investment income	(2.6)	(0.4)	(5.8)	(0.7)
Net realized investment gains (losses)	2.1	0.2	3.5	0.5
Fair value gains (losses) on FG VIEs	172.4	(174.3)	135.8	(54.7)
Loss and LAE	(0.5)	16.9	2.7	67.6
Total pretax effect on net income	155.9	(175.9)	103.7	(24.7)
Less: tax provision (benefit)	54.6	(61.6)	36.3	(8.6)
Total effect on net income (loss)	$101.3	$(114.3)	$67.4	$(16.1)

	As of June 30, 2012	As of December 31, 2011
	(in millions)
Total (decrease) increase on shareholders’ equity	$(339.3)	$(405.2)
____________________

(1)	Includes the effect of eliminating insurance balances related to the financial guaranty insurance contracts.

Fair value gains (losses) on FG VIEs represent the net change in fair value on the consolidated FG VIEs’ assets and liabilities. During Second Quarter 2012, the Company recorded a pre-tax net fair value gain of consolidated FG VIEs of $172.4 million. The majority of this gain, $160.9 million, is a result of a R&W settlement with Deutsche Bank during the period. This was also the primary driver of the $135.8 million pre-tax fair value gain of consolidated FG VIEs during Six Months 2012. The Six Months 2012 amount was partially offset by an unrealized loss in First Quarter 2012, which resulted from price appreciation on wrapped FG VIE liabilities, as market participants gave more value to the guarantees provided by monoline insurers. A pre-tax fair value loss of approximately $174.3 million was recorded on the consolidated FG VIEs during Second Quarter 2011 and was primarily driven by the consolidation of eight new VIEs, as well as two existing transactions in which the fair value of the underlying collateral depreciated, while the price of the wrapped senior bonds was largely unchanged from the prior quarter. This was also the primary driver of the $54.7 million pre-tax net unrealized loss in the fair value of consolidated FG VIEs during Six Months 2011. The Six Months 2011 amount was partially offset by an unrealized gain in the three-months period ended March 31, 2011, which resulted from longer liquidation time lines on RMBS transactions, which resulted in an increased value for the FG VIE assets.

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

Investment Portfolio

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets. Net investment income decreased slightly due to a lower overall invested asset balance and lower reinvestment yields offset in part by higher income on loss mitigation bonds. Accrued investment income on fixed maturity, short-term investments and assets acquired in refinancing transactions was $99.2 million and $100.7 million as of June 30, 2012 and December 31, 2011, respectively.

Net Investment Income

	Second Quarter		Six Months
	2012	2011	2012	2011
	(in millions)
Income from fixed maturity securities	$102.8	$103.1	$201.7	$201.6
Income from short-term investments	0.2	0.3	0.4	0.6
Income from assets acquired in refinancing transactions	0.9	1.5	1.9	2.8
Gross investment income	103.9	104.9	204.0	205.0
Investment expenses	(2.3)	(2.3)	(4.6)	(5.0)
Net investment income	$101.6	$102.6	$199.4	$200.0

Net Realized Investment Gains (Losses)

	Second Quarter		Six Months
	2012	2011	2012	2011
	(in millions)
Realized gains on investment portfolio	$16.3	$10.8	$25.8	$20.8
Realized losses on investment portfolio	(17.6)	(4.3)	(20.9)	(6.9)
Other-than-temporary impairment (“OTTI”)
Intent to sell	—	(0.8)	(0.3)	(3.5)
Credit component of OTTI securities	(1.8)	(10.8)	(6.4)	(12.7)
OTTI	(1.8)	(11.6)	(6.7)	(16.2)
Net realized investment gains (losses)	$(3.1)	$(5.1)	$(1.8)	$(2.3)

The following table presents the roll-forward of the credit losses of fixed maturity securities for which the Company has recognized OTTI and where the portion of the fair value adjustment related to other factors was recognized in OCI.

Roll Forward of Credit Losses in the Investment Portfolio

	Second Quarter		Six Months
	2012	2011	2012	2011
	(in millions)
Balance, beginning of period	$51.3	$29.2	$46.7	$27.3
Additions for credit losses on securities for which an OTTI was not previously recognized	0.4	9.1	2.5	10.5
Eliminations of securities issued by FG VIEs	—	(13.5)	—	(13.5)
Reductions for securities sold during the period	—	(5.0)	—	(5.0)
Additions for credit losses on securities for which an OTTI was previously recognized	1.4	1.7	3.9	2.2
Balance, end of period	$53.1	$21.5	$53.1	$21.5

Fixed Maturity Securities and Short Term Investments
by Security Type

	As of June 30, 2012
Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Gain(2) (Loss) on Securities with OTTI	Weighted Average Credit Quality (3)
	(dollars in millions)
Fixed maturity securities:
U.S. government and agencies	7%	$761.4	$66.7	$—	$828.1	$—	AA+
Obligations of state and political subdivisions	50	5,243.4	433.9	(0.6)	5,676.7	7.4	AA
Corporate securities	9	967.4	64.8	(0.1)	1,032.1	0.2	A+
Mortgage-backed securities(4):	—
RMBS	13	1,422.0	68.0	(94.4)	1,395.6	(54.1)	AA-
CMBS	4	455.9	30.6	—	486.5	3.1	AAA
Asset-backed securities	5	480.9	37.1	(29.7)	488.3	19.2	BIG
Foreign government securities	3	287.8	14.6	(2.2)	300.2	—	AAA
Total fixed maturity securities	91	9,618.8	715.7	(127.0)	10,207.5	(24.2)	AA-
Short-term investments	9	919.1	0.7	—	919.8	—	AAA
Total investment portfolio	100%	$10,537.9	$716.4	$(127.0)	$11,127.3	$(24.2)	AA

	As of December 31, 2011
Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Gain (Loss) on Securities with OTTI	Weighted Average Credit Quality (2)
	(dollars in millions)
Fixed maturity securities:
U.S. government and agencies	8%	$850.2	$72.3	$(0.1)	$922.4	$—	AA+
Obligations of state and political subdivisions	49	5,097.3	358.6	(0.5)	5,455.4	5.7	AA
Corporate securities	10	989.0	51.8	(2.4)	1,038.4	(0.2)	A+
Mortgage-backed securities(3):
RMBS	14	1,454.3	63.9	(90.3)	1,427.9	(35.1)	AA
CMBS	5	475.6	24.4	—	500.0	2.7	AAA
Asset-backed securities	4	439.5	37.7	(19.1)	458.1	29.2	BBB-
Foreign government securities	3	332.6	13.3	(6.2)	339.7	—	AAA
Total fixed maturity securities	93	9,638.5	622.0	(118.6)	10,141.9	2.3	AA
Short-term investments	7	734.0	—	—	734.0	—	AAA
Total investment portfolio	100%	$10,372.5	$622.0	$(118.6)	$10,875.9	$2.3	AA
 ____________________
(1)Based on amortized cost.

(2)Accumulated Other Comprehensive Income ("AOCI").

(3)
Ratings in the tables above represent the lower of the Moody’s and S&P classifications except for bonds purchased for loss mitigation or risk management strategies, which use internal ratings classifications. The Company’s portfolio consists primarily of high-quality, liquid instruments.

(4)	Government-agency obligations were approximately 64% of mortgage backed securities as of June 30, 2012 and 66% as of December 31, 2011 based on fair value.

The Company continues to receive sufficient information to value its investments and has not had to modify its valuation approach due to the current market conditions. As of June 30, 2012, amounts, net of tax, in AOCI included a net unrealized loss of $15.0 million for securities for which the Company had recognized OTTI and a net unrealized gain of $443.2 million for securities for which the Company had not recognized OTTI. As of December 31, 2011, amounts, net of tax, in AOCI included a net unrealized gain of $3.1 million for securities for which the Company had recognized OTTI and a net unrealized gain of $363.6 million for securities for which the Company had not recognized OTTI.

The Company’s investment portfolio in tax-exempt and taxable municipal securities includes issuances by a wide number of municipal authorities across the U.S. and its territories. This is a high quality portfolio of municipal securities with an average rating of AA as of June 30, 2012 and AA as of December 31, 2011. Securities rated lower than A-/A3 by S&P or Moody’s are not eligible to be purchased for the Company’s portfolio unless acquired for loss mitigation or risk management strategies.

The following tables present the fair value of the Company’s available-for-sale municipal bond portfolio as of June 30, 2012 and December 31, 2011 by state, excluding $509.9 million and $403.4 million of pre-refunded bonds, respectively. The credit ratings are based on the underlying ratings and do not include any benefit from bond insurance.

Fair Value of Available-for-Sale Municipal Bond Portfolio by State

	As of June 30, 2012
State	State General Obligation	Local General Obligation	Revenue	Fair Value	Amortized Cost	Average Credit Rating
	(in millions)
Texas	$88.2	$337.9	$370.7	$796.8	$734.1	AA
New York	12.5	70.0	654.4	736.9	687.1	AA
California	19.0	74.5	328.8	422.3	383.2	AA
Florida	34.5	62.5	245.2	342.2	310.5	AA
Illinois	14.2	81.9	195.0	291.1	268.8	A
Washington	38.4	45.4	157.5	241.3	224.5	AA
Massachusetts	43.3	9.8	168.6	221.7	200.8	AA
Arizona	—	7.7	168.8	176.5	163.9	AA
Georgia	12.4	29.5	108.2	150.1	142.7	AA
Michigan	—	29.2	111.6	140.8	131.2	AA
All others	288.5	259.6	1,099.0	1,647.1	1,526.1	AA
Total	$551.0	$1,008.0	$3,607.8	$5,166.8	$4,772.9	AA

	As of December 31, 2011
State	State General Obligation	Local General Obligation	Revenue	Fair Value	Amortized Cost	Average Credit Rating
	(in millions)
Texas	$86.3	$342.0	$345.6	$773.9	$724.0	AA
New York	12.3	60.3	622.6	695.2	653.8	AA
California	19.1	50.9	296.8	366.8	336.2	AA
Florida	34.2	61.7	247.4	343.3	316.9	AA
Illinois	16.2	86.9	197.1	300.2	281.5	AA
Massachusetts	42.5	9.7	163.7	215.9	198.9	AA
Washington	37.8	52.5	123.4	213.7	199.7	AA
Arizona	—	7.7	164.6	172.3	163.0	AA
Ohio	—	52.7	85.9	138.6	128.8	AA
Michigan	—	37.2	99.0	136.2	128.5	AA
All others	310.5	271.8	1,113.6	1,695.9	1,588.6	AA
Total	$558.9	$1,033.4	$3,459.7	$5,052.0	$4,719.9	AA

The revenue bond portfolio is comprised primarily of essential service revenue bonds issued by water and sewer authorities and other utilities, transportation authorities, universities and healthcare providers.

Revenue Sources

	As of June 30, 2012		As of December 31, 2011
Type	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(in millions)
Transportation	$789.5	$726.4	$717.4	$669.7
Tax backed	764.3	706.9	800.0	748.7
Water and sewer	577.5	538.3	530.4	500.7
Municipal utilities	549.4	505.9	528.8	493.5
Higher education	408.0	374.7	332.1	307.2
Healthcare	307.9	285.9	273.4	257.6
All others	211.2	199.7	277.6	265.4
Total	$3,607.8	$3,337.8	$3,459.7	$3,242.8

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

Fixed Maturity Securities
Gross Unrealized Loss by Length of Time

	As of June 30, 2012
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(dollars in millions)
U.S. government and agencies	$71.4	$—	$—	$—	$71.4	$—
Obligations of state and political subdivisions	99.9	(0.6)	3.5	—	103.4	(0.6)
Corporate securities	40.7	(0.1)	—	—	40.7	(0.1)
Mortgage-backed securities:
RMBS	168.0	(51.7)	67.3	(42.7)	235.3	(94.4)
CMBS	1.4	—	—	—	1.4	—
Asset-backed securities	33.9	(8.2)	22.5	(21.5)	56.4	(29.7)
Foreign government securities	66.5	(2.2)	—	—	66.5	(2.2)
Total	$481.8	$(62.8)	$93.3	$(64.2)	$575.1	$(127.0)
Number of securities		77		18		95
Number of securities with OTTI		4		6		10

	As of December 31, 2011
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(dollars in millions)
U.S. government and agencies	$3.8	$(0.1)	$—	$—	$3.8	$(0.1)
Obligations of state and political subdivisions	17.0	—	20.6	(0.5)	37.6	(0.5)
Corporate securities	79.9	(2.3)	3.1	(0.1)	83.0	(2.4)
Mortgage-backed securities:					0	0
RMBS	186.6	(68.2)	36.5	(22.1)	223.1	(90.3)
CMBS	2.8	—	—	—	2.8	—
Asset-backed securities	—	—	25.7	(19.1)	25.7	(19.1)
Foreign government securities	141.4	(6.2)	—	—	141.4	(6.2)
Total	$431.5	$(76.8)	$85.9	$(41.8)	$517.4	$(118.6)
Number of securities		72		54		126
Number of securities with OTTI		6		4		10

The increase in gross unrealized losses was primarily attributable to RMBS and asset backed securities. Of the securities in an unrealized loss position for 12 months or more as of June 30, 2012, 10 securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of June 30, 2012 was $63.3 million. The Company has determined that the unrealized losses recorded as of June 30, 2012 are yield related and not the result of other-than-temporary impairments.

The amortized cost and estimated fair value of available-for-sale fixed maturity securities by contractual maturity as of June 30, 2012 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities
by Contractual Maturity

	As of June 30, 2012
	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$388.9	$390.1
Due after one year through five years	1,408.7	1,479.8
Due after five years through 10 years	2,373.5	2,599.3
Due after 10 years	3,569.8	3,856.2
Mortgage-backed securities:
RMBS	1,422.0	1,395.6
CMBS	455.9	486.5
Total	$9,618.8	$10,207.5

Under agreements with its cedants and in accordance with statutory requirements, the Company maintains fixed maturity securities in trust accounts for the benefit of reinsured companies, which amounted to $393.4 million and $380.1 million as of June 30, 2012 and December 31, 2011, respectively. In addition, to fulfill state licensing requirements the Company has placed on deposit eligible securities of $26.9 million and $23.9 million as of June 30, 2012 and December 31, 2011, respectively, for the protection of policyholders. To provide collateral for a letter of credit, the Company holds a fixed maturity investment in a segregated account which amounted to $3.5 million and $3.5 million as of June 30, 2012 and December 31, 2011, respectively. In connection with an excess of loss reinsurance facility $21.8 million in short term securities have been deposited into a trust for the benefit of the reinsurers.

Under certain derivative contracts, the Company is required to post eligible securities as collateral. The need to post collateral under these transactions is generally based on fair value assessments in excess of contractual thresholds. The fair value of the Company’s pledged securities totaled $687.9 million and $779.9 million as of June 30, 2012 and December 31, 2011, respectively.

No material investments of the Company were non-income producing for Six Months 2012 and 2011, respectively.

The Company purchased securities that it has insured, and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses ("loss mitigation bonds"). These securities were purchased at a discount and are accounted for excluding the effects of the Company’s insurance on the securities. As of June 30, 2012, securities purchased for loss mitigation purposes included in the fixed maturity portfolio on the consolidated balance sheet had a fair value of $256.9 million representing $851.6 million of par.

Under the terms of certain credit derivative contracts, the Company has obtained the obligations referenced in the transactions and recorded such assets in fixed maturity securities in the consolidated balance sheets. Such fair value amounts totaled $193.2 million, representing $220.4 million in par.

9.	Insurance Company Regulatory Requirements

Dividend Restrictions and Capital Requirements

AGC is a Maryland domiciled insurance company. As of June 30, 2012, the amount available for distribution from AGC during 2012 with notice to, but without prior approval of, the Maryland Commissioner of Insurance under the Maryland insurance law is approximately $94.7 million. During Six Months 2012 and 2011, AGC declared and paid $55.0 million and $10.0 million, respectively, in dividends to AGUS.

AGM is a New York domiciled insurance company. Based on AGM’s statutory statements to be filed for Second Quarter 2012, the maximum amount available for payment of dividends by AGM without regulatory approval over the 12 months following June 30, 2012, was approximately $97.5 million. Also in connection with the AGMH Acquisition, the Company committed to the New York Department of Financial Services that AGM would not pay any dividends for a period of two years from the Acquisition Date without written approval of the New York Department of Financial Services and therefore AGM did not pay any dividends in 2011. During Six Months 2012, AGM declared and paid dividends of $30.0 million to its parent, AGMH.

AG Re is a Bermuda domiciled insurance company and its dividend distribution is governed by Bermuda law. The amount available at AG Re to pay dividends in 2012 in compliance with Bermuda law is approximately $231 million. However, any distribution that results in a reduction of 15% ($192.3 million as of December 31, 2011) or more of AG Re’s total statutory capital, as set out in its previous year’s financial statements, would require the prior approval of the Bermuda Monetary Authority. Dividends are limited by requirements that the subject company must at all times (i) maintain the minimum solvency margin required under the Insurance Act of 1978 and (ii) have relevant assets in an amount at least equal to 75% of relevant liabilities, both as defined under the Insurance Act of 1978. AG Re, as a Class 3B insurer, is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least 7 days before payment of such dividends) with the Authority an affidavit stating that it will continue to meet the required margins. During Six Months 2012 and 2011, AG Re declared and paid $70.0 million and $24.0 million, to its parent, AGL, respectively.

10.	Income Taxes

Provision for Income Taxes

AGL and its Bermuda Subsidiaries, which include AG Re, Assured Guaranty Re Overseas Ltd. (“AGRO”), Assured Guaranty (Bermuda) Ltd. and Cedar Personnel Ltd., are not subject to any income, withholding or capital gains taxes under current Bermuda law. The Company has received an assurance from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, AGL and its Bermuda Subsidiaries will be exempt from taxation in Bermuda until March 31, 2035. The Company’s U.S. and United Kingdom (“U.K.”) subsidiaries are subject to income taxes imposed by U.S. and U.K. authorities, respectively, and file applicable tax returns. In addition, AGRO, a Bermuda domiciled company and Assured Guaranty (Europe) Ltd., a U.K. domiciled company, have elected under Section 953(d) of the U.S. Internal Revenue Code to be taxed as a U.S. domestic corporation.

In conjunction with the acquisition of AGMH on July 1, 2009 ("AGMH Acquisition"), AGMH has joined the consolidated federal tax group of AGUS, AGC, and AG Financial Products Inc. (“AGFP”). For the periods beginning on July 1, 2009 and forward, AGMH files a consolidated federal income tax return with AGUS, AGC, AGFP and AG Analytics Inc. (“AGUS consolidated tax group”). In addition, a new tax sharing agreement was entered into effective July 1, 2009 whereby each company in the AGUS consolidated tax group will pay or receive its proportionate share of taxable expense or benefit as if it filed on a separate return basis with current period credit for net losses to the extent used in consolidation. Assured Guaranty Overseas US Holdings Inc. and its subsidiaries AGRO, Assured Guaranty Mortgage Insurance Company and AG Intermediary Inc., have historically filed their own consolidated federal income tax return. Each company, as a member of its respective consolidated tax return group, pays its proportionate share of the consolidated federal tax burden for its group as if each company filed on a separate return basis with current period credit for net losses to the extent used in consolidation.

The Company's provision for income taxes for interim financial periods is not based on an estimated annual effective rate due to the variability in fair value of its credit derivatives, which prevents the Company from projecting a reliable estimated annual effective tax rate and pretax income for the full year 2012. A discrete calculation of the provision is calculated for each interim period.

The effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, U.K. subsidiaries taxed at the U.K. blended marginal corporate tax rate of 24.5% unless subject to U.S. tax by election or as a U.S. controlled foreign corporation, and no taxes for the Company’s Bermuda holding company and Bermuda subsidiaries unless subject to U.S. tax by election or as a U.S. controlled foreign corporation. For periods subsequent to April 1, 2012, the U.K. corporation tax rate has been reduced to 24%,  for the period April 1, 2011 to April 1, 2012 the U.K. corporation tax rate was 26% resulting in a blended tax rate of 24.5% in 2012 and prior to April 1, 2011, the U.K. corporation tax rate was 28% resulting in a blended tax rate of 26.5% in 2011. The Company’s overall corporate effective tax rate fluctuates based on the distribution of taxable income across jurisdictions.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at statutory rates in taxable jurisdictions is presented below.

Effective Tax Rate Reconciliation

	Second Quarter		Six Months
	2012	2011	2012	2011
	(in millions)
Expected tax provision (benefit) at statutory rates in taxable jurisdictions	$191.2	$(33.6)	$(7.6)	$54.1
Tax-exempt interest	(15.5)	(16.2)	(30.9)	(31.5)
Change in liability for uncertain tax positions	0.5	0.6	1.1	1.2
Other	0.9	1.0	1.9	1.9
Total provision (benefit) for income taxes	$177.1	$(48.2)	$(35.5)	$25.7
Effective tax rate	32.0%	52.8%	25.0%	21.1%

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

The following table presents pretax income and revenue by jurisdiction.

Pretax Income (Loss) by Tax Jurisdiction(1)

	Second Quarter		Six Months
	2012	2011	2012	2011
	(in millions)
United States	$546.3	$(95.7)	$(21.9)	$155.0
Bermuda	7.2	4.3	(120.4)	(33.3)
UK	0.1	0.1	0.3	0.2
Total	$553.6	$(91.3)	$(142.0)	$121.9

Revenue by Tax Jurisdiction(1)

	Second Quarter		Six Months
	2012	2011	2012	2011
	(in millions)
United States	$680.1	$75.7	$399.7	$369.4
Bermuda	79.4	40.6	2.4	25.8
UK	0.0	0.0	0.0	0.1
Total	$759.5	$116.3	$402.1	$395.3
 ____________________

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

Uncertain Tax Positions
It is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next twelve months due to the closing of IRS audits or the lapse of statute of limitations.  Based on the information currently available, the Company does not expect any changes to be material to the consolidated financial condition or results of operations.

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

Upon termination under these conditions, the Company may be required (under some of its reinsurance agreements) to return to the primary insurer all unearned premiums calculated on a statutory basis of accounting, less ceding commissions, attributable to reinsurance ceded pursuant to such agreements after which the Company would be released from liability with respect to the Assumed Business. Upon the occurrence of the conditions set forth in (a) above, whether or not an agreement is terminated, the Company may be required to obtain a letter of credit or alternative form of security to collateralize its obligation to perform under such agreement or it may be obligated to increase the level of ceding commission paid.

With respect to a significant portion of the Company’s in-force financial guaranty Assumed Business, due to the downgrade of AG Re to A1, subject to the terms of each policy, the ceding company may have the right to recapture Assumed Business ceded to AG Re and assets representing substantially all of the statutory unearned premium (net of ceding commissions) and loss reserves (if any) associated with that business. As of June 30, 2012, if all of AG Re’s Assumed Business was recaptured, it would result in a corresponding one-time reduction to net income of approximately $0.8 million. In the case of AGC, some of its in force financial guaranty Assumed Business is subject to recapture at AGC’s current ratings. Subject to the terms of each reinsurance agreement, upon recapture the ceding company typically is owed assets representing substantially all of the statutory unearned premium (net of ceding commissions) and loss reserves (if any) associated with that business. As of June 30, 2012, if all of AGC’s Assumed Business was recaptured, it would result in a corresponding one-time reduction to net income of approximately $10.1 million.

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

Over the past several years, the Company has entered into several commutations in order to reassume previously ceded books of business from BIG financial guaranty companies and its other reinsurers. The Company has also cancelled assumed reinsurance contracts. There were no commutations in Second Quarter 2012. These commutations of ceded and cancellations of assumed business resulted in gains of $8.1 million, $83.3 million and $32.2 million for Second Quarter 2011 and Six Months 2012 and 2011, respectively, which were recorded in other income. While certain Ceded Business has been reassumed, the Company still has significant Ceded Business with third parties.

Net Effect of Commutations of Ceded
Reinsurance Contracts

	Second Quarter		Six Months
	2012	2011	2012	2011
	(in millions)
Increase (decrease) in net unearned premium reserve	$—	$(22.4)	$106.1	$(20.1)
Increase (decrease) in net par outstanding	—	(1,045)	19,073	(780)

Effect of Reinsurance on Statement of Operations

	Second Quarter		Six Months
	2012	2011	2012	2011
	(in millions)
Premiums Written:
Direct	$45.0	$26.9	$106.9	$57.4
Assumed(1)	(14.3)	(9.9)	12.2	(51.9)
Ceded(2)	0.8	0.4	87.8	4.4
Net	$31.5	$17.4	$206.9	$9.9
Premiums Earned:
Direct	$245.0	$238.6	$451.1	$514.9
Assumed	12.0	21.0	26.2	31.0
Ceded	(37.7)	(29.6)	(64.3)	(61.9)
Net	$219.3	$230.0	$413.0	$484.0
Loss and LAE:
Direct	$91.8	$129.4	$400.5	$136.5
Assumed	45.7	7.2	63.0	(5.8)
Ceded	(15.0)	(12.7)	(94.2)	(32.3)
Net	$122.5	$123.9	$369.3	$98.4
 ____________________
(1)     Negative assumed premiums written were due to changes in expected debt service schedules.

(2)     Positive ceded premiums written were due to commutations and changes in expected debt service schedules.

Reinsurer Exposure

In addition to assumed and ceded reinsurance arrangements, the Company may also have exposure to some financial guaranty reinsurers (i.e., monolines) in other areas. Second-to-pay insured par outstanding represents transactions the Company has insured that were previously insured by other monolines. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary insurer. Another area of exposure is in the investment portfolio where the Company holds fixed maturity securities that are wrapped by monolines and whose value may decline based on the rating of the monoline. At June 30, 2012, based on fair value, the Company had $713.9 million of fixed maturity securities in its investment portfolio wrapped by National Public Finance Guarantee Corporation, $538.5 million by Ambac and $39.9 million by other guarantors.

Exposure by Reinsurer

	Ratings at August 1, 2012		Par Outstanding as of June 30, 2012
Reinsurer	Moody’s Reinsurer Rating	S&P Reinsurer Rating	Ceded Par Outstanding(1)	Second-to- Pay Insured Par Outstanding	Assumed Par Outstanding
	(dollars in millions)
American Overseas Reinsurance Company Limited(2)	WR(3)	WR	$10,716	$—	$24
Tokio	Aa3(4)	AA-(4)	8,995	—	937
Radian	Bal	B+	5,441	45	1,776
Syncora Guarantee Inc.	Ca	WR	4,082	2,079	213
Mitsui Sumitomo Insurance Co. Ltd.	A1	A+	2,294	—	—
ACA Financial Guaranty Corp.	NR	WR	843	7	1
Swiss Reinsurance Co.	A1	AA-	458	—	—
Ambac	WR	WR	85	7,162	21,743
CIFG Assurance North America Inc.	WR	WR	65	258	5,821
MBIA Inc.	(5)	(5)	—	11,510	9,283
Financial Guaranty Insurance Co.	WR	WR	—	3,711	2,095
Other	Various	Various	1,011	2,005	96
Total			$33,990	$26,777	$41,989
____________________
(1)    Includes $4,405 million in ceded par outstanding related to insured credit derivatives.

(2)Formerly RAM Reinsurance Company Ltd.

(3)Represents “Withdrawn Rating.”

(4)The Company has structural collateral agreements satisfying the triple-A credit requirement of S&P and/or Moody’s.

(5)MBIA Inc. includes various subsidiaries which are rated BBB by S&P and Baa2, B3, WR and NR by Moody’s.

Amounts Due (To) From Reinsurers

	As of June 30, 2012
	Assumed Premium Receivable, net of Commissions	Ceded Premium Payable, net of Commissions	Assumed Expected Loss and LAE	Ceded Expected Loss and LAE
	(in millions)
American Overseas Reinsurance Company Limited	$—	$(12.2)	$—	$23.2
Tokio	—	(25.2)	—	88.1
Radian	—	(18.8)	—	28.0
Syncora Guarantee Inc.	—	(38.0)	0.5	0.6
Mitsui Sumitomo Insurance Co. Ltd.	—	(4.6)	—	28.3
Swiss Reinsurance Co.	—	(3.4)	—	22.7
Ambac	81.7	—	(100.3)	—
CIFG Assurance North America Inc.	0.1	—	—	1.2
MBIA Inc.	0.5	—	(16.4)	—
Financial Guaranty Insurance Co.	9.9	—	(27.1)	—
Other	—	(43.4)	—	—
Total	$92.2	$(145.6)	$(143.3)	$192.1

Excess of Loss Reinsurance Facility

On January 22, 2012, AGC and AGM entered into an aggregate excess of loss reinsurance facility, effective as of January 1, 2012. At AGC’s and AGM’s option, the facility will cover losses occurring from January 1, 2012 through December 31, 2019 or from January 1, 2013 through December 31, 2020. The contract terminates, unless AGC and AGM choose to extend it, on January 1, 2014. The facility covers U.S. public finance credits insured or reinsured by AGC and AGM as of September 30, 2011, excluding credits that were rated non-investment grade as of December 31, 2011 by Moody’s or S&P or internally by AGC or AGM and subject to certain per credit limits. The facility attaches when AGC’s or AGM’s net losses (net of AGC’s and AGM other reinsurance, other than pooling reinsurance provided to AGM by AGM’s subsidiaries and net of recoveries) exceed in the aggregate $2 billion and covers a portion of the next $600 million of losses, with the reinsurers assuming pro rata in the aggregate $435 million of the $600 million of losses and AGC and AGM jointly retaining the remaining $165 million of losses. The reinsurers are required to be rated at least AA-(Stable Outlook) through December 31, 2014 or to post collateral sufficient to provide AGM and AGC with the same reinsurance credit as reinsurers rated AA-. AGM and AGC are obligated to pay the reinsurers their share of recoveries relating to losses during the coverage period in the covered portfolio. This obligation is secured by a pledge of the recoveries, which will be deposited into a trust for the benefit of the reinsurers. The Company has paid approximately $21.8 million of premiums during Six Months 2012. The remaining $21.8 million of premiums, which are due in January 2013, have been deposited into a trust for the benefit of the reinsurers as of June 30, 2012.

Re-Assumption and Reinsurance Agreements with Radian Asset Assurance Inc.

On January 24, 2012, AGM reassumed $12.9 billion of par it had previously ceded to Radian and reinsured approximately $1.8 billion of U.S. public finance par from Radian. The Company received a payment of $86 million from Radian for the re-assumption, which consisted 96% of public finance exposure and 4% of structured finance credits; additionally, the Company projects it will receive an incremental $1.9 million present value from future installment premiums. In connection with the reinsurance assumption, the Company received a payment of $22 million. Both the reassumed and reinsured portfolios were composed entirely of selected credits that met the Company’s underwriting standards.

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

Legal Proceedings

Litigation

Lawsuits arise in the ordinary course of the Company’s business. It is the opinion of the Company’s management, based upon the information available, that the expected outcome of litigation against the Company, individually or in the aggregate, will not have a material adverse effect on the Company’s financial position or liquidity, although an adverse resolution of litigation against the Company in a fiscal quarter or year could have a material adverse effect on the Company’s results of operations in a particular quarter or year. In addition, in the ordinary course of their respective businesses, certain of the Company’s subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods. For example, as described in Note 4 (Financial Guaranty Insurance Contracts—Recovery Litigation), as of the date of this filing, AGC and AGM have filed complaints against certain sponsors and underwriters of RMBS securities that AGC or AGM had insured, alleging, among other claims, that such persons had breached R&W in the transaction documents, failed to cure or repurchase defective loans and/or violated state securities laws. The amounts, if any, the Company will recover in proceedings to recover losses are uncertain, and recoveries, or failure to obtain recoveries, in any one or more of these proceedings during any quarter or year could be material to the Company’s results of operations in that particular quarter or year.

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

In September 2010, AGM, among others, was named as a defendant in an interpleader complaint filed by Wells Fargo Bank, N.A., as trust administrator, in the United States District Court, Southern District of New York. The interpleader complaint relates to the MASTR Adjustable Rate Mortgages Trust 2006-OA2, Mortgage Pass-Through Certificates, Series 2006-OA2 RMBS transaction, in which AGM had insured certain classes of certificates. Certain holders of uninsured certificates have disputed payments made by the trust administrator to reimburse AGM for claims it had paid under its financial guaranty policy, and the trust administrator sought adjudication of the priority of AGM’s reimbursements. On March 29, 2011, the court granted a motion for judgment on the pleadings and ruled that, pursuant to the waterfall, AGM is only entitled to receive funds that would otherwise have been distributed to the holders of the classes that AGM insures, and that AGM receive such funds at the respective steps in the waterfall that immediately follow the steps at which such certificate holders would otherwise have received such funds. The court further ordered AGM to repay to the MARM 2006-OA2 trust the approximately $7.2 million that had been credited to it by Wells Fargo. On December 13, 2011, the court entered judgment substantially in conformance with its March 29, 2011 decision. AGM appealed the judgment and in July 2012, the judge granted AGM’s motion that the judgment be stayed pending the appeal. AGM estimates that as a result of this adverse decision (if and to the extent that the adverse decision is not modified), total unreimbursed claims paid by AGM could be up to approximately $144 million (on a gross discounted basis, without taking into account the benefit of representation and warranty recoveries, and exclusive of the repayment of the $7.2 million credit), over the life of the transaction.

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

Proceedings Related to AGMH’s Former Financial Products Business

The following is a description of legal proceedings involving AGMH’s former Financial Products Business. Although the Company did not acquire AGMH’s former Financial Products Business, which included AGMH’s former GIC business, medium term notes business and portions of the leveraged lease businesses, certain legal proceedings relating to those businesses are against entities that the Company did acquire. While Dexia SA and Dexia Crédit Local S.A. (“DCL”), jointly and severally, have agreed to indemnify the Company against liability arising out of the proceedings described below in the “—Proceedings Related to AGMH’s Former Financial Products Business” section, such indemnification might not be sufficient to fully hold the Company harmless against any injunctive relief or civil or criminal sanction that is imposed against AGMH or its subsidiaries.

Governmental Investigations into Former Financial Products Business

AGMH and/or AGM have received subpoenas duces tecum and interrogatories or civil investigative demands from the Attorney General of the States of Connecticut, Florida, Illinois, Massachusetts, Missouri, New York, Texas and West Virginia relating to their investigations of alleged bid rigging of municipal GICs. AGMH is responding to such requests. AGMH may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries in the future. In addition,

·                  AGMH received a subpoena from the Antitrust Division of the Department of Justice in November 2006 issued in connection with an ongoing criminal investigation of bid rigging of awards of municipal GICs and other municipal derivatives;

·                  AGM received a subpoena from the SEC in November 2006 related to an ongoing industry-wide investigation concerning the bidding of municipal GICs and other municipal derivatives; and

·                  AGMH received a “Wells Notice” from the staff of the Philadelphia Regional Office of the SEC in February 2008 relating to the investigation concerning the bidding of municipal GICs and other municipal derivatives. The Wells Notice indicates that the SEC staff is considering recommending that the SEC authorize the staff to bring a civil injunctive action and/or institute administrative proceedings against AGMH, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and Section 17(a) of the Securities Act.

Pursuant to the subpoenas, AGMH has furnished to the Department of Justice and SEC records and other information with respect to AGMH’s municipal GIC business. The ultimate loss that may arise from these investigations remains uncertain.

In July 2010, a former employee of AGM who had been involved in AGMH’s former Financial Products Business was indicted along with two other persons with whom he had worked at Financial Guaranty Insurance Company.  In May 2012, such former employee and the other two persons were convicted of wire fraud and conspiracy to commit fraud.

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

13.	Long-Term Debt and Credit Facilities

Long-Term Debt Obligations

The principal and carrying values of the Company’s long-term debt are presented in the table below.

Principal and Carrying Amounts of Debt

	As of June 30, 2012		As of December 31, 2011
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS:
7.0% Senior Notes	$200.0	$197.6	$200.0	$197.6
8.50% Senior Notes(1)	—	—	172.5	172.0
Series A Enhanced Junior Subordinated Debentures	150.0	149.9	150.0	149.9
Total AGUS	350.0	347.5	522.5	519.5
AGMH:
67/8% QUIBS	100.0	67.6	100.0	67.4
6.25% Notes	230.0	136.5	230.0	136.0
5.60% Notes	100.0	53.8	100.0	53.5
Junior Subordinated Debentures	300.0	161.0	300.0	158.2
Total AGMH	730.0	418.9	730.0	415.1
AGM:
Notes Payable	73.9	80.0	97.1	103.7
Total AGM	73.9	80.0	97.1	103.7
Total	$1,153.9	$846.4	$1,349.6	$1,038.3
  ____________________
(1)                                 On June 1, 2012, AGUS retired all of the Senior Notes that it purchased in the remarketing. See Note 2, Business Changes, Risks, Uncertainties and Accounting Developments.

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

AIG International Group, Inc. is one entity that has acted as equity payment undertaker in a number of transactions in which AGM acted as strip coverage provider. AIG was downgraded in the third quarter of 2008 and AGM was downgraded by Moody’s in the fourth quarter of 2008. As a result of those downgrades, as of June 30, 2012, 26 leveraged lease transactions in which AGM acts as strip coverage provider were breaching either a ratings trigger related to AIG or a ratings trigger related to AGM. For such 26 leveraged lease transactions, if early termination of the leases were to occur and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $1 billion as of June 30, 2012. S&P’s downgrade of AGM to AA- in November 2011 did not have an additional impact on the transactions. However, if AGM were downgraded to A+ by S&P or A1 by Moody’s, as of June 30, 2012, another 26 leveraged lease transactions in which AGM acts as strip coverage provider would be affected. For such 26 leveraged lease transactions, if early termination of the leases were to occur and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of an additional approximately $992 million as of June 30, 2012. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM guaranty. It is difficult to determine the probability that the Company will have to pay strip provider claims or the likely aggregate amount of such claims. At June 30, 2012, approximately $607 million of cumulative strip par exposure had been terminated on a consensual basis. The consensual terminations have resulted in no claims on AGM.

On July 1, 2009, AGM and DCL, acting through its New York Branch (“Dexia Crédit Local (NY)”), entered into a credit facility (the “Strip Coverage Facility”). Under the Strip Coverage Facility, Dexia Crédit Local (NY) agreed to make loans to AGM to finance all draws made by lessors on AGM strip policies that were outstanding as of November 13, 2008, up to the commitment amount. The commitment amount of the Strip Coverage Facility was $1 billion at closing of the AGMH Acquisition but is scheduled to amortize over time. As of June 30, 2012, the maximum commitment amount of the Strip Coverage Facility has amortized to $974.8 million. It may also be reduced in 2014 to $750 million, if AGM does not have a specified consolidated net worth at that time.

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

As of June 30, 2012 and December 31, 2011, no amounts were outstanding under this facility, nor have there been any borrowings during the life of this facility.

Limited Recourse Credit Facilities

AG Re Credit Facility

On July 31, 2007, AG Re entered into a limited recourse credit facility (“AG Re Credit Facility”) with a syndicate of banks which provides up to $200.0 million for the payment of losses in respect of the covered portfolio. The AG Re Credit Facility expires in June 2014. The facility can be utilized after AG Re has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $260.0 million or the average annual debt service of the covered portfolio multiplied by 4.5%. The obligation to repay loans under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral.

As of June 30, 2012 and December 31, 2011 no amounts were outstanding under this facility nor have there been any borrowings during the life of this facility.

Letters of Credit

AGC entered into a letter of credit agreement in December 2011 with Bank of New York Mellon totaling approximately $2.9 million in connection with a 2008 lease for office space, which space was subsequently sublet. As of June 30, 2012, $2.9 million was outstanding under this letter of credit.

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

In June 2003, $200 million of “AGM CPS Securities”, money market preferred trust securities, were issued by trusts created for the primary purpose of issuing the AGM CPS Securities, investing the proceeds in high-quality commercial paper and selling put options to AGM, allowing AGM to issue the trusts non-cumulative redeemable perpetual preferred stock (the “AGM Preferred Stock”) of AGM in exchange for cash. There are four trusts, each with an initial aggregate face amount of $50 million. These trusts hold auctions every 28 days, at which time investors submit bid orders to purchase AGM CPS Securities. If AGM were to exercise a put option, the applicable trust would transfer the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, to AGM in exchange for AGM Preferred Stock. AGM pays a floating put premium to the trusts, which represents the difference between the commercial paper yield and the winning auction rate (plus all fees and expenses of the trust). If an auction does not attract sufficient clearing bids, however, the auction rate is subject to a maximum rate of one-month LIBOR plus 200 basis points for the next succeeding distribution period. Beginning in August 2007, the AGM CPS Securities required the maximum rate for each of the relevant trusts. AGM continues to have the ability to exercise its put option and cause the related trusts to purchase AGM Preferred Stock. The trusts provide AGM access to new capital at its sole discretion through the exercise of the put options. The Company does not consider itself to be the primary beneficiary of the trusts.

Committed Capital Securities
Fair Value Gain (Loss)

	Second Quarter		Six Months
	2012	2011	2012	2011
	(in millions)
AGC CCS	$1.6	$0.3	$(6.9)	$0.6
AGM CPS	2.7	0.3	(2.7)	0.5

14.	Earnings Per Share

Computation of Earnings Per Share

	Second Quarter		Six Months
	2012	2011	2012	2011
	(in millions, except per share amounts)
Basic earnings per share (“EPS”):
Net income (loss) attributable to AGL	$376.5	$(43.1)	$(106.5)	$96.2
Less: Distributed and undistributed income (loss) available to nonvested shareholders	0.5	—	(0.2)	0.1
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries	$376.0	$(43.1)	$(106.3)	$96.1
Basic shares	186.3	184.2	184.4	184.0
Basic EPS	$2.02	$(0.23)	$(0.58)	$0.52
Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries	$376.0	$(43.1)	$(106.3)	$96.1
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	—	—	—	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries	$376.0	$(43.1)	$(106.3)	$96.1
Basic shares	186.3	184.2	184.4	184.0
Effect of dilutive securities:
Options and restricted stock awards	0.7	—	—	0.9
Equity units	—	—	—	2.5
Diluted shares	187.0	184.2	184.4	187.4
Diluted EPS	$2.01	$(0.23)	$(0.58)	$0.51
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	13.0	19.5	15.9	2.9

15.	Other Comprehensive Income

The following tables present the changes in the balances of each component of accumulated other comprehensive income.

Three Months Ended June 30, 2012

	Net Unrealized Gains (Losses) on Investments	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, March 31, 2012	$395.9	$(6.8)	$9.3	$398.4
Other comprehensive income (loss)	32.3	(1.2)	(0.1)	31.0
Balance, June 30, 2012	$428.2	$(8.0)	$9.2	$429.4

Three Months Ended June 30, 2011

	Net Unrealized Gains (Losses) on Investments	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, March 31, 2011	$83.2	$(6.5)	$9.7	$86.4
Other comprehensive income (loss)	119.0	0.3	(0.1)	119.2
Balance, June 30, 2011	$202.2	$(6.2)	$9.6	$205.6

Six Months Ended June 30, 2012

	Net Unrealized Gains (Losses) on Investments	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2011	$366.7	$(8.6)	$9.4	$367.5
Other comprehensive income (loss)	61.5	0.6	(0.2)	61.9
Balance, June 30, 2012	$428.2	$(8.0)	$9.2	$429.4

Six Months Ended June 30, 2011

	Net Unrealized Gains (Losses) on Investments	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2010	$109.7	$(7.7)	$9.8	$111.8
Other comprehensive income (loss)	92.5	1.5	(0.2)	93.8
Balance, June 30, 2011	$202.2	$(6.2)	$9.6	$205.6

16.	Subsidiary Information

The following tables present the condensed consolidating financial information for AGMH and AGUS (which are wholly-owned subsidiaries of AGL), which have issued publicly traded debt securities that are fully and unconditionally guaranteed by AGL as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011. The information for AGMH and AGUS presents its subsidiaries on the equity method of accounting.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2012
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$214.9	$33.3	$52.9	$11,195.9	$—	$11,497.0
Investment in subsidiaries	4,503.9	3,738.1	2,915.4	3,296.2	(14,453.6)	—
Premiums receivable, net of ceding commissions payable	—	—	—	1,099.1	(135.0)	964.1
Ceded unearned premium reserve	—	—	—	1,601.0	(1,010.2)	590.8
Deferred acquisition costs	—	—	—	209.5	(82.7)	126.8
Reinsurance recoverable on unpaid losses	—	—	—	421.8	(251.3)	170.5
Credit derivative assets	—	—	—	508.5	(78.6)	429.9
Deferred tax asset, net	—	22.5	(75.8)	882.3	(13.9)	815.1
Intercompany receivable	—	—	—	472.5	(472.5)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	2,726.0	—	2,726.0
Other	26.5	24.8	17.8	854.0	(168.8)	754.3
TOTAL ASSETS	$4,745.3	$3,818.7	$2,910.3	$23,266.8	$(16,666.6)	$18,074.5
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$6,558.0	$(974.6)	$5,583.4
Loss and LAE reserve	—	—	—	1,257.4	(262.2)	995.2
Long-term debt	—	347.5	418.9	80.0	—	846.4
Intercompany payable	—	172.5	—	300.0	(472.5)	—
Credit derivative liabilities	—	0.2	—	2,173.8	(78.1)	2,095.9
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	3,281.3	—	3,281.3
Other	21.2	2.3	15.8	802.7	(293.8)	548.2
TOTAL LIABILITIES	21.2	522.5	434.7	14,453.2	(2,081.2)	13,350.4
TOTAL SHAREHOLDERS’ EQUITY	4,724.1	3,296.2	2,475.6	8,813.6	(14,585.4)	4,724.1
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,745.3	$3,818.7	$2,910.3	$23,266.8	$(16,666.6)	$18,074.5

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2011
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$32.9	$99.5	$61.4	$11,119.5	$—	$11,313.3
Investment in subsidiaries	4,606.7	3,730.0	2,801.3	3,258.1	(14,396.1)	—
Premiums receivable, net of ceding commissions payable	—	—	—	1,149.6	(146.7)	1,002.9
Ceded unearned premium reserve	—	—	—	1,739.1	(1,030.2)	708.9
Deferred acquisition costs	—	—	—	223.3	(90.9)	132.4
Reinsurance recoverable on unpaid losses	—	—	—	211.8	(142.5)	69.3
Credit derivative assets	—	—	—	503.4	(34.5)	468.9
Deferred tax asset, net	—	22.5	(76.9)	867.2	(9.3)	803.5
Intercompany receivable	—	—	—	300.0	(300.0)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	2,819.1	—	2,819.1
Other	23.1	(71.3)	26.9	836.5	(108.8)	706.4
TOTAL ASSETS	$4,662.7	$3,780.7	$2,812.7	$23,027.6	$(16,259.0)	$18,024.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$6,949.4	$(986.6)	$5,962.8
Loss and LAE reserve	—	—	—	834.2	(155.2)	679.0
Long-term debt	—	519.5	415.1	103.7	—	1,038.3
Intercompany payable	—	—	—	300.0	(300.0)	—
Credit derivative liabilities	—	0.2	—	1,807.1	(34.5)	1,772.8
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	3,458.4	—	3,458.4
Other	11.1	2.9	15.7	674.7	(242.6)	461.8
TOTAL LIABILITIES	11.1	522.6	430.8	14,127.5	(1,718.9)	13,373.1
TOTAL SHAREHOLDERS’ EQUITY	4,651.6	3,258.1	2,381.9	8,900.1	(14,540.1)	4,651.6
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,662.7	$3,780.7	$2,812.7	$23,027.6	$(16,259.0)	$18,024.7

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2012
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$217.1	$2.2	$219.3
Net investment income	—	—	0.3	105.7	(4.4)	101.6
Net realized investment gains (losses)	—	—	—	(3.1)	—	(3.1)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	(22.2)	(0.5)	(22.7)
Net unrealized gains (losses)	—	—	—	283.4	—	283.4
Net change in fair value of credit derivatives	—	—	—	261.2	(0.5)	260.7
Equity in earnings of subsidiaries	381.7	360.5	168.3	353.7	(1,264.2)	—
Other	—	—	—	181.9	(0.9)	181.0
TOTAL REVENUES	381.7	360.5	168.6	1,116.5	(1,267.8)	759.5
EXPENSES
Loss and LAE	—	—	—	121.7	0.8	122.5
Amortization of deferred acquisition costs	—	—	—	9.1	(4.6)	4.5
Interest expense	—	9.9	13.4	6.5	(4.4)	25.4
Other operating expenses	5.2	0.6	0.2	49.1	(1.6)	53.5
TOTAL EXPENSES	5.2	10.5	13.6	186.4	(9.8)	205.9
INCOME (LOSS) BEFORE INCOME TAXES	376.5	350.0	155.0	930.1	(1,258.0)	553.6
Total provision (benefit) for income taxes	—	(3.7)	2.9	183.8	(5.9)	177.1
NET INCOME (LOSS)	$376.5	$353.7	$152.1	$746.3	$(1,252.1)	$376.5

COMPREHENSIVE INCOME (LOSS)	$407.5	$372.9	$164.4	$796.0	$(1,333.3)	$407.5

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2011
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$227.5	$2.5	$230.0
Net investment income	—	—	0.1	106.3	(3.8)	102.6
Net realized investment gains (losses)	—	—	—	(5.1)	—	(5.1)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	(10.8)	—	(10.8)
Net unrealized gains (losses)	—	—	—	(54.0)	—	(54.0)
Net change in fair value of credit derivatives	—	—	—	(64.8)	—	(64.8)
Equity in earnings of subsidiaries	(37.7)	(46.5)	45.0	(53.0)	92.2	—
Other	—	—	—	(146.0)	(0.4)	(146.4)
TOTAL REVENUES	(37.7)	(46.5)	45.1	64.9	90.5	116.3
EXPENSES
Loss and LAE	—	—	—	122.0	1.9	123.9
Amortization of deferred acquisition costs	—	—	—	9.7	(3.9)	5.8
Interest expense	—	9.9	13.4	5.2	(3.8)	24.7
Other operating expenses	5.4	0.1	0.2	47.8	(0.3)	53.2
TOTAL EXPENSES	5.4	10.0	13.6	184.7	(6.1)	207.6
INCOME (LOSS) BEFORE INCOME TAXES	(43.1)	(56.5)	31.5	(119.8)	96.6	(91.3)
Total provision (benefit) for income taxes	—	(3.5)	(4.7)	(40.9)	0.9	(48.2)
NET INCOME (LOSS)	$(43.1)	$(53.0)	$36.2	$(78.9)	$95.7	$(43.1)

COMPREHENSIVE INCOME (LOSS)	$76.1	$52.1	$109.3	$145.1	$(306.5)	$76.1

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$405.6	$7.4	$413.0
Net investment income	—	—	0.6	206.9	(8.1)	199.4
Net realized investment gains (losses)	—	—	—	(1.8)	—	(1.8)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	(79.1)	(0.5)	(79.6)
Net unrealized gains (losses)	—	—	—	(350.4)	—	(350.4)
Net change in fair value of credit derivatives	—	—	—	(429.5)	(0.5)	(430.0)
Equity in earnings of subsidiaries	(94.8)	7.2	161.8	(6.3)	(67.9)	—
Other	—	—	—	222.7	(1.2)	221.5
TOTAL REVENUES	(94.8)	7.2	162.4	397.6	(70.3)	402.1
EXPENSES
Loss and LAE	—	—	—	370.9	(1.6)	369.3
Amortization of deferred acquisition costs	—	—	—	18.0	(8.1)	9.9
Interest expense	—	19.8	26.8	11.6	(8.1)	50.1
Other operating expenses	11.7	1.0	0.4	104.2	(2.5)	114.8
TOTAL EXPENSES	11.7	20.8	27.2	504.7	(20.3)	544.1
INCOME (LOSS) BEFORE INCOME TAXES	(106.5)	(13.6)	135.2	(107.1)	(50.0)	(142.0)
Total provision (benefit) for income taxes	—	(7.3)	(9.3)	(24.6)	5.7	(35.5)
NET INCOME (LOSS)	$(106.5)	$(6.3)	$144.5	$(82.5)	$(55.7)	$(106.5)

COMPREHENSIVE INCOME (LOSS)	$(44.6)	$38.0	$173.8	$23.5	$(235.3)	$(44.6)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$478.9	$5.1	$484.0
Net investment income	—	—	0.3	207.2	(7.5)	200.0
Net realized investment gains (losses)	—	—	—	(2.3)	—	(2.3)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	24.6	—	24.6
Net unrealized gains (losses)	—	—	—	(325.6)	—	(325.6)
Net change in fair value of credit derivatives	—	—	—	(301.0)	—	(301.0)
Equity in earnings of subsidiaries	110.0	128.6	336.6	115.6	(690.8)	—
Other	—	—	—	16.1	(1.5)	14.6
TOTAL REVENUES	110.0	128.6	336.9	514.5	(694.7)	395.3
EXPENSES
Loss and LAE	—	—	—	95.2	3.2	98.4
Amortization of deferred acquisition costs	—	—	—	20.8	(11.3)	9.5
Interest expense	—	19.7	26.8	10.5	(7.5)	49.5
Other operating expenses	13.8	0.3	0.7	102.9	(1.7)	116.0
TOTAL EXPENSES	13.8	20.0	27.5	229.4	(17.3)	273.4
INCOME (LOSS) BEFORE INCOME TAXES	96.2	108.6	309.4	285.1	(677.4)	121.9
Total provision (benefit) for income taxes	—	(7.0)	(9.5)	38.5	3.7	25.7
NET INCOME (LOSS)	$96.2	$115.6	$318.9	$246.6	$(681.1)	$96.2

COMPREHENSIVE INCOME (LOSS)	$190.0	$202.9	$372.0	$427.5	$(1,002.4)	$190.0

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$56.0	$24.9	$21.0	$295.5	$(235.3)	$162.1
Cash flows from investing activities
Fixed maturity securities:
Purchases	(91.6)	(1.3)	(10.4)	(820.4)	—	(923.7)
Sales	—	—	1.0	524.5	—	525.5
Maturities	—	—	1.5	513.2	—	514.7
Sales (purchases) of short-term investments, net	(77.6)	27.0	17.0	(74.4)	—	(108.0)
Net proceeds from financial guaranty variable entities’ assets	—	—	—	282.8	—	282.8
Acquisition of MIAC	—	(91.1)	—	—	—	(91.1)
Intercompany debt	—	—	—	(172.5)	172.5	—
Investment in subsidiary	—	—	50.0	—	(50.0)	—
Other	—	—	—	73.2	—	73.2
Net cash flows used in investing activities	(169.2)	(65.4)	59.1	326.4	122.5	273.4
Cash flows from financing activities
Issuance of common stock	172.5	—	—	—	—	172.5
Return of capital	—	—	—	(50.0)	50.0	—
Dividends paid	(32.9)	—	(80.0)	(155.3)	235.3	(32.9)
Repurchases of common stock	(24.3)	—	—	—	—	(24.3)
Share activity under option and incentive plans	(2.1)	—	—	—	—	(2.1)
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(388.6)	—	(388.6)
Payment of long-term debt	—	(172.5)	—	(23.2)	—	(195.7)
Intercompany debt	—	172.5	—	—	(172.5)	—
Net cash flows provided by (used in) financing activities	113.2	—	(80.0)	(617.1)	112.8	(471.1)
Effect of exchange rate changes	—	—	—	(3.6)	—	(3.6)
Increase (decrease) in cash	—	(40.5)	0.1	1.2	—	(39.2)
Cash at beginning of period	—	71.7	—	142.8	—	214.5
Cash at end of period	$—	$31.2	$0.1	$144.0	$—	$175.3

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$12.7	$6.6	$(13.0)	$659.6	$(34.0)	$631.9
Cash flows from investing activities
Fixed maturity securities:
Purchases	—	—	(0.3)	(1,349.4)	—	(1,349.7)
Sales	—	—	—	686.0	—	686.0
Maturities	—	—	0.4	325.3	—	325.7
Sales (purchases) of short-term investments, net	6.5	(17.3)	(12.1)	(27.0)	—	(49.9)
Net proceeds from financial guaranty variable entities’ assets	—	—	—	424.0	—	424.0
Investment in subsidiary	—	—	25.0	—	(25.0)
Other	—	—	—	8.7	—	8.7
Net cash flows used in investing activities	6.5	(17.3)	13.0	67.6	(25.0)	44.8
Cash flows from financing activities
Return of capital	—	—	—	(25.0)	25.0	—
Dividends paid	(16.6)	—	—	(34.0)	34.0	(16.6)
Share activity under option and incentive plans	(2.6)	—	—	—	—	(2.6)
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(593.3)	—	(593.3)
Payment of long-term debt	—	—	—	(10.3)	—	(10.3)
Net cash flows provided by (used in) financing activities	(19.2)	—	—	(662.6)	59.0	(622.8)
Effect of exchange rate changes	—	—	—	3.2	—	3.2
Increase (decrease) in cash	—	(10.7)	—	67.8	—	57.1
Cash at beginning of period	—	13.0	—	95.4	—	108.4
Cash at end of period	$—	$2.3	$—	$163.2	$—	$165.5

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Any or all of Assured Guaranty’s forward looking statements herein are based on current expectations and the current economic environment and may turn out to be incorrect. Assured Guaranty’s actual results may vary materially. Among factors that could cause actual results to differ materially are:

·                  rating agency action, including a ratings downgrade, a change in outlook, the placement of ratings on watch for downgrade, or a change in rating criteria, at any time, of Assured Guaranty or any of its subsidiaries and/or of transactions that Assured Guaranty’s subsidiaries have insured, all of which have occurred in the past;

·                  developments in the world’s financial and capital markets that adversely affect issuers’ payment rates, Assured Guaranty’s loss experience, its access to capital, its unrealized (losses) gains on derivative financial instruments or its investment returns;

·                  changes in the world’s credit markets, segments thereof or general economic conditions;

·                  the impact of rating agency action with respect to sovereign debt and the resulting effect on the value of securities in the Company’s investment portfolio and collateral posted by and to the Company;

·                  more severe or frequent losses implicating the adequacy of Assured Guaranty’s expected loss estimates;

·                  the impact of market volatility on the mark-to-market of Assured Guaranty’s contracts written in credit default swap form;

·                  reduction in the amount of insurance opportunities available to Assured Guaranty;

·                  deterioration in the financial condition of Assured Guaranty’s reinsurers, the amount and timing of reinsurance recoverables actually received and the risk that reinsurers may dispute amounts owed to Assured Guaranty under its reinsurance agreements;

·                  the possibility that Assured Guaranty will not realize insurance loss recoveries or damages expected from originators, sellers, sponsors, underwriters or servicers of residential mortgage-backed securities transactions;

·                  the possibility that budget shortfalls or other factors will result in credit losses or impairments on obligations of state and local governments that the Company insures or reinsures;

·                  increased competition, including from new entrants into the financial guaranty industry;

·                  changes in applicable accounting policies or practices;

·                  changes in applicable laws or regulations, including insurance and tax laws;

·                  other governmental actions;

·                  difficulties with the execution of Assured Guaranty’s business strategy;

·                  contract cancellations;

·                  Assured Guaranty’s dependence on customers;

·                  loss of key personnel;

·                  adverse technological developments;

·                  the effects of mergers, acquisitions and divestitures;

·                  natural or man-made catastrophes;

·                  other risks and uncertainties that have not been identified at this time;

·                  management’s response to these factors; and

·                  other risk factors identified in Assured Guaranty’s filings with the U.S. Securities and Exchange Commission (the “SEC”).

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

Convention

Unless otherwise noted, ratings disclosed herein on Assured Guaranty’s insured portfolio reflect its internal rating. Although Assured Guaranty’s rating scale is similar to that used by the nationally recognized statistical rating organizations, the ratings may not be the same as ratings assigned by any such rating agency. For example the super senior category, which is not generally used by rating agencies, is used by Assured Guaranty in instances where its AAA-rated exposure has additional credit enhancement due to either (1) the existence of another security rated AAA that is subordinated to Assured Guaranty’s exposure or (2) Assured Guaranty’s exposure benefiting from a different form of credit enhancement that would pay any claims first in the event that any of the exposures incurs a loss, and such credit enhancement, in management’s opinion, causes Assured Guaranty’s attachment point to be materially above the AAA attachment point.

Introduction

AGL provides, through its operating subsidiaries, credit protection products in the United States (“U.S.”) and international public finance, infrastructure and structured finance markets. The Company has applied its credit underwriting judgment, risk management skills and capital markets experience to offer insurance that protects holders of debt instruments and other monetary obligations from defaults in scheduled payments, including scheduled interest and principal payments. Financial guaranty contracts provide an unconditional and irrevocable guaranty that protects the holder of a financial obligation against non-payment of principal and interest when due. The Company has issued financial guaranty insurance policies on both public finance obligations and structured finance obligations. Public finance obligations insured or assumed through reinsurance by the Company consist primarily of general obligation bonds supported by the issuers’ taxing powers, tax-supported bonds and revenue bonds and other obligations of states, their political subdivisions and other municipal issuers supported by the issuers’ or obligors’ covenant to impose and collect fees and charges for public services or specific projects. Public finance obligations include obligations backed by the cash flow from leases or other revenues from projects serving substantial public purposes, including government office buildings, toll roads, health care facilities and utilities. Structured finance obligations insured or assumed through reinsurance by the Company are backed by pools of assets such as residential mortgage loans, consumer or trade receivables, securities or other assets having an ascertainable cash flow or market value and generally issued by special purpose entities.

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

A downgrade by Moody’s Investor Services, Inc. (“Moody’s”) or Standard and Poor’s Ratings Services (“S&P”) of the financial strength ratings of the Company’s insurance subsidiaries may have a negative impact on the Company’s liquidity. A downgrade may trigger (1) increased claims on some of the Company’s insurance policies, in certain cases, on a more accelerated basis than when the original transaction closed; or (2) termination payments or collateral posting under credit default swap (“CDS”) contracts. A downgrade in the financial strength ratings may also enable beneficiaries of the Company’s policies to cancel the credit protection offered by the Company and cease paying premium. A downgrade may also enable primary insurance companies that had ceded business to the Company to recapture a significant portion of its in-force financial guaranty reinsurance business. On March 20, 2012, Moody’s placed the ratings of AGL and its subsidiaries at that time, including the financial strength ratings of the insurance subsidiaries, on review for possible downgrade.

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

Executive Summary

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and accompanying notes which appear elsewhere in this Form 10-Q. It contains forward looking statements that involve risks and uncertainties. Please see “Forward Looking Statements” for more information.

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

Economic Environment

The Company continued to be the most active provider of financial guaranty insurance in the three months ended June 30, 2012 (“Second Quarter 2012”) and six months ended June 30, 2012 ("Six Months 2012") as a result of its financial strength and its ability to maintain its financial strength ratings in the double-A ratings category throughout the financial crisis. All of the Company’s pre-2007 financial guaranty competitors, except AGM, which the Company acquired in 2009, have had their financial strength ratings downgraded by rating agencies to below investment grade levels or are no longer rated, severely impacting their ability to underwrite new business. Business conditions have been difficult for the entire financial guaranty insurance industry since mid-2007, and the Company continues to face challenges in maintaining its market penetration today.

The overall economic environment in the U.S. in Second Quarter 2012 was stronger than in the three months ended June 30, 2011 (“Second Quarter 2011”), and indicators such as lower delinquency rates and more stable housing prices point toward recovery in the housing market. However, unemployment rates remain too high for a robust general economic recovery to have taken hold.

Municipal credits have experienced budgetary stress since the credit crisis of 2008 and the ensuing recession, compounded in many cases by significant unfunded pension and retiree health care liabilities. While revenues at the state level have been rebounding in general, many local governments have continued to face structural deficits as a result of the decline in property taxes. Although the vast majority of municipalities have been taking steps to address their fiscal challenges, a small number have sought bankruptcy protection. The Company is closely monitoring legal proceedings in municipal bankruptcy cases in various states as this is an area of law that has not been tested due to the relatively low frequency of such cases. The publicity surrounding high-profile defaults, especially those few where bond insurers are paying claims, provides evidence of the value of bond insurance and may therefore stimulate demand, especially at the retail level.

In Second Quarter 2012, new issuance volume in the U.S. public finance market increased as interest rates fell to historic lows. Such low rates tend to suppress demand for bond insurance as the potential savings for issuers are diminished and some investors prefer to forgo insurance in favor of greater yield.

In the international arena, troubled Eurozone countries are a source of stress in global equity and debt markets following the execution of the debt restructuring in Greece. Debt costs in Portugal, Spain and Italy remain elevated, and successful execution of structural reforms is necessary to avert further fiscal stress in those and other European Union ("EU") countries. Fiscal austerity programs initiated to address the problems have constrained economic growth and may cause recession. The rating agencies have downgraded a number of European sovereign credits recently including France, Portugal, Italy and Spain. The Company’s exposure to troubled Eurozone countries is described in “—Results of Operations—Consolidated Results of Operations—Losses in the Insured Portfolio” and “—Insured Portfolio—Selected European Exposures.”

The current economic environment has had a significant negative impact on the demand by investors for financial guaranty policies, and it is uncertain when or if demand for financial guaranties will return to their pre-economic crisis level. In particular, there has been limited new issue activity and also limited demand for financial guaranties in 2012 and 2011 in both the global structured finance and international infrastructure finance markets compared with pre-economic crisis levels. The Company expects that global structured finance and international infrastructure opportunities will increase in the future as the global economy recovers, issuers return to the capital markets for financings and institutional investors again utilize financial guaranties, although the Company cannot assure that this will occur.

In Second Quarter 2012, the Company continued to be affected by a negative perception of financial guaranty insurers arising from the financial distress suffered by other companies in the industry during the financial crisis. S&P revised its criteria for rating financial guarantors in August 2011 and, in November 2011, assigned AGM and AGC financial strength ratings of AA- (Stable Outlook) under those criteria. AGM and AGC’s financial strength ratings have been rated Aa3 (Negative Outlook) by Moody’s since December 2009. However, on March 20, 2012, Moody’s placed the ratings of AGL and its subsidiaries at that time, including those of insurers AGM, AGC, Assured Guaranty Re Ltd. (“AG Re”) and Assured Guaranty (Europe) Ltd. (“AGE”), on review for possible downgrade. Assured Guaranty therefore operated throughout Second Quarter 2012 with its financial strength ratings under review by Moody's, which may have had a negative impact on the demand for the Company's insurance product.

The demand for the Company’s insurance has also been negatively affected by its credit spread, which is a reflection of the risk that investors perceive with the Company. The higher the Company's credit spread, the lower the benefit of the Company’s guaranty. If investors view the Company as being only marginally less risky, or perhaps even as risky, as the uninsured security, the coupon on a security insured by the Company may not be much lower, or may be the same as, an uninsured security offered by the same issuer. Accordingly, issuers may be unwilling to pay a premium for the Company to insure their securities if the insurance does not lower the costs of issuance. While AGC and AGM credit spreads were lower at June 30, 2012 compared with December 31, 2011, they remained high compared with their pre-2007 credit spreads.

Subsequent to June 30, 2012, a new financial guaranty competitor announced the commencement of operations, ending a period in which the Company competed only against alternatives to insurance because no other bond insurers were actively writing new business. The entrance of this new industry member underscores the importance of and the expected growth in demand for the bond insurance product, as well as the opportunity that new investors see in this market. Although the new entrant will compete against the Company for smaller transactions, its presence may lead to higher overall insurance penetration of the U.S. municipal bond market.

Financial Performance of Assured Guaranty

Financial Results

	Second Quarter		Six Months
	2012	2011	2012	2011
	(dollars in millions, except per share amounts)
Selected income statement data
Net earned premiums	$219.3	$230.0	$413.0	$484.0
Net investment income	101.6	102.6	199.4	200.0
Realized gains (losses) and other settlements on credit derivatives	(22.7)	(10.8)	(79.6)	24.6
Net unrealized gains (losses) on credit derivatives	283.4	(54.0)	(350.4)	(325.6)
Fair value gains (losses) on financial guaranty variable interest entities	172.4	(174.3)	135.8	(54.7)
Loss and loss adjustment expenses	122.5	123.9	369.3	98.4
Other operating expenses	53.5	53.2	114.8	116.0
Net income (loss)	376.5	(43.1)	(106.5)	96.2
Diluted earnings per share	$2.01	$(0.23)	$(0.58)	$0.51
Selected non-GAAP measures(1)
Operating income	$114.0	$143.4	$185.2	$390.8
Operating income per share	0.61	0.76	0.99	2.09
Present value of new business production (“PVP”)	$49.6	51.9	105.9	104.4
____________________

(1)	Please refer to “—Non-GAAP Financial Measures.”

One of the primary drivers of volatility in the Company's reported net income or loss is the widening and tightening in credit spreads, including the Company's own credit spreads, which has the greatest impact on the fair value of credit derivatives. Spreads for AGC and AGM have increased and decreased significantly over the course of the past several years and remain at relatively high levels. In Second Quarter 2012, the fair value of credit derivatives also includes a benefit of $84.7 million related to certain uninsured tranches of transactions covered by the Deutsche Bank Agreement.
In addition to credit derivatives, changes in fair value of financial guaranty variable interest entities' ("FG VIEs") assets and liabilities are also a driver of reported net income or loss and to a lesser extent are also affected by changes in the Company's spreads. In 2012, the change in fair value of FG VIEs includes a benefit of $160.9 million related to the Company's Deutsche Bank Agreement under which several consolidated FG VIEs were covered.
Due to the scheduled decline in net par of the structured finance insured portfolio, net earned premiums have declined, but were higher than expected due to refundings of insured transactions and $22.0 million in terminations of certain international infrastructure transactions that had carried high capital charges. Refundings are sensitive to movements in interest rates, and the current low interest rate environment has encouraged refinancings of debt obligations. The total acceleration of premiums related to these refundings and terminations was $68.2 million in Second Quarter 2012 compared to $21.0 million in Second Quarter 2011.
Realized gains and other settlements on credit derivatives include both premiums and losses that have been received or paid, or are receivable or payable. Realized gains from credit derivative revenues have declined due to the lower inforce book of business as the Company no longer enters into new CDS in order to sell credit protection. In addition, the Company began making more significant payments on its credit derivatives in 2012, including claims on its RMBS exposures. Second Quarter 2011 included payments for CDS terminations.
Loss expense includes a component related to changes in risk-free rates used to discount expected losses. Any increase or decrease in loss expense due to changes in risk free rates does not reflect additional credit impairment or improvement. In Second Quarter 2012 risk-free rates were relatively flat for maturities of less than two years, and declined for maturities two years or greater by approximately 10 to 90 basis points depending on tenor, with the largest decreases being in the longest maturities.  Structured finance loss expense was affected by the change in discount rates in both Second Quarter 2012 and Second Quarter 2011, and was one of the drivers of loss expense in excess of the amounts that were expected. Second Quarter 2012 loss expense includes higher losses in the public finance sector and lower losses in the structured finance sector, compared with Second Quarter 2011.
Despite the low interest rate environment and ratings uncertainty, the Company increased its new business originations in Second Quarter 2012, compared with Second Quarter 2011 in the U.S. public finance sector.
Non-GAAP operating income in Second Quarter 2012 was $114.0 million, a decline from operating income in Second Quarter 2011, due primarily to the decline in the inforce book of business and a higher effective tax rate, partially offset by higher net earned premiums from refundings and accelerations.

Key Business Strategies

The Company has been focused on three principal strategies: loss mitigation, including the pursuit of recoveries for representations and warranties (" R&W") breaches and of servicing improvements; strengthening its capital position; and new business development.

Loss Mitigation

The Company continued its risk remediation strategies which lowered losses and also created additional rating agency capital. The following are examples of the strategies employed by the Company.

Pursuit of R&W Breaches

On May 8, 2012, Assured Guaranty reached a settlement with Deutsche Bank AG and certain of its affiliates (collectively, “Deutsche Bank”), resolving claims related to certain residential mortgage-backed securities ("RMBS") transactions issued, underwritten or sponsored by Deutsche Bank that were insured by Assured Guaranty under financial guaranty insurance policies and to certain RMBS exposures in re-securitization transactions as to which Assured Guaranty provides credit protection through CDS.

Assured Guaranty received a cash payment of $165.6 million from Deutsche Bank upon signing of the agreement (the “Deutsche Bank Agreement”), a portion of which partially reimbursed Assured Guaranty for past losses on certain transactions. Assured Guaranty and Deutsche Bank also entered into loss sharing arrangements covering future RMBS related losses. Deutsche Bank AG placed approximately $282.7 million of eligible assets in trust in order to collateralize the obligations of a reinsurance affiliate under the loss-sharing arrangements, and the Deutsche Bank reinsurance affiliate may post additional collateral in the future to satisfy rating agency requirements.

The settlement includes eight RMBS transactions (“Covered Transactions”) that Assured Guaranty has insured through financial guaranty insurance policies and certain uninsured tranches (“Uninsured Tranches”) of three of the Covered Transactions that are included as collateral in RMBS re- securitization transactions as to which Assured Guaranty provides credit protection through CDS.

Assured Guaranty had filed complaints against Deutsche Bank on two of the Covered Transactions.  As part of the settlement, Assured Guaranty settled its litigation against Deutsche Bank on those two Covered Transactions and on one other RMBS transaction.

Except for the Uninsured Tranches, the settlement does not include Assured Guaranty’s CDS with Deutsche Bank. The parties have agreed to continue efforts to resolve CDS-related claims.

On April 14, 2011, Assured Guaranty reached a comprehensive agreement with Bank of America Corporation and its subsidiaries, including Countrywide Financial Corporation and its subsidiaries (collectively, “Bank of America”), regarding their liabilities with respect to 29 RMBS transactions insured by Assured Guaranty, including claims relating to reimbursement for breaches of R&W and historical loan servicing issues (“Bank of America Agreement”). Of the 29 RMBS transactions, eight are second lien transactions and 21 are first lien transactions. The Bank of America Agreement covers Bank of America-sponsored securitizations that AGM or AGC has insured, as well as certain other securitizations containing concentrations of Countrywide-originated loans that AGM or AGC has insured. The transactions covered by the Bank of America Agreement have a gross par outstanding of $3.9 billion ($3.6 billion net par outstanding) as of June 30, 2012.

During the three-months ended March 31, 2012 ("First Quarter 2012") Bank of America paid the final $57.3 million in respect of covered second lien transactions, bringing the total paid to $1.1 billion. In return for the $1.1 billion payment, the Company agreed to release its claims for the repurchase of mortgage loans underlying the eight second lien transactions (i.e. Assured Guaranty will retain the risk of future insured losses without further offset for R&W claims against Bank of America).

In addition, Bank of America agreed to reimburse Assured Guaranty 80% of claims Assured Guaranty pays on the 21 first lien transactions, until aggregate collateral losses on such RMBS transactions reach $6.6 billion. As of June 30, 2012, Bank of America had placed approximately $1.0 billion of eligible assets in trust in order to collateralize the reimbursement obligation relating to the first lien transactions. The amount of assets required to be posted may increase or decrease from time to time, as determined by rating agency requirements.

The Company believes the Bank of America Agreement and Deutsche Bank Agreement were significant steps in the effort to recover U.S. RMBS losses the Company experienced resulting from breaches of R&W. The Company is continuing to pursue other R&W providers for U.S. RMBS transactions it has insured and is in discussions with other R&W providers regarding potential agreements. It has also initiated litigation against R&W providers. See “Recovery Litigation” in Note 4, Financial Guaranty Insurance Contracts, of the Financial Statements for a discussion of the litigation proceedings the Company has initiated against other R&W providers.

Through June 30, 2012 the Company has caused entities providing R&Ws to pay or agree to pay an aggregate of approximately $2.8 billion in respect of their R&W liabilities. Of this, $2.2 billion are payments made or to be made directly to the Company pursuant to agreements with R&W providers (e.g. the Bank of America Agreement and Deutsche Bank Agreement) and approximately $609 million are amounts paid (or committed to be paid) into the relevant RMBS transactions pursuant to the transaction documents.

The $2.2 billion of payments made or to be made directly to the Company by R&W providers under agreements with the Company includes $1.5 billion that has already been received by the Company as well as $694 million the Company projects receiving in the future pursuant to such currently existing agreements. Because most of that $694 million is projected to be received through loss-sharing arrangements, the exact amount the Company will receive will depend on actual losses experienced by the covered transactions. That $694 million (gross of reinsurance) is included in the Company's calculated credit for R&W recoveries, described below.

The $609 million paid, or committed to be paid, by R&W providers into the relevant RMBS transactions pursuant to the transaction documents flow through the transactions' priority of payments or “waterfalls.” Because the Company may insure only a portion of the capital structure of a transaction, such payments will not necessarily directly benefit the Company dollar-for-dollar, especially in first lien transactions. However, such payments do reduce collateral pool losses and so usually reduce the Company's expected losses.

Purchase of Below Investment Grade Insured Obligations

In order to mitigate losses, the Company is continuing to purchase attractively priced below-investment-grade (“BIG”) obligations that it insured. These purchases resulted in a reduction to net expected loss to be paid of $585.7 million as of June 30, 2012. As of June 30, 2012, the fair value of assets purchased or obtained for loss mitigation purposes was $532.4 million, with a par of $1,764 million (including bonds related to FG VIEs).

RMBS Servicing Intervention

The Company has established a group to mitigate RMBS losses by influencing mortgage servicing, including, if possible, causing the transfer of servicing or establishing special servicing arrangements. “Special servicing” is an industry term referencing more intense servicing applied to delinquent loans aimed at mitigating losses. Special servicing arrangements provide incentives to a servicer to achieve better performance on the mortgage loans it services, provide Assured Guaranty with oversight and enhanced information rights and obligates the servicer to cooperate with Assured Guaranty, including to create and implement loss mitigation strategies. As a result of the Company’s efforts, at June 30, 2012 the servicing of approximately $1.2 billion of mortgage loans had been transferred to a new servicer and another $2.1 billion of mortgage loans were being special serviced. The Company also agreed to terminate its exposure to certain structured finance risks, and it reassumed risks that it had ceded to certain lower rated reinsurers.

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

In order to reduce leverage and possibly, rating agency capital charges, the Company has also mutually agreed with beneficiaries to terminate selected financial guaranty contracts. In particular, the Company has targeted investment grade securities for which claims are not expected but which carry a disproportionate rating agency capital charge.

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

U.S. Municipal Market Data(1)

	Six Months 2012		Year Ended December 31, 2011
	Par	Number of issues	Par	Number of issues
	(dollars in billions, except number of issues)
New municipal bonds issued	$191.5	$6,776	$285.2	10,176
Insured by AGC and AGM(2)	7.7	700	15.2	1,228
____________________

(1)	Based on the date the transactions are sold.

(2)	Represents 100% market share.

Amounts in the table below represent Assured Guaranty's percentage of the market categories listed.

Assured Guaranty's Penetration Rates for the
U.S. Municipal Market

	Six Months 2012	Six Months 2011	Year Ended December 31, 2011
Market penetration par	4.0%	5.6%	5.3%
Market penetration based on number of issues	10.3	11.6	12.1
% of single A par sold	12.9	17.0	15.8
% of single A transactions sold	32.2	38.2	37.8
% of under $25 million par sold	13.4	14.1	14.7
% of under $25 million transactions sold	11.6	12.7	13.2

PVP represents the present value of estimated future earnings primarily on new financial guaranty contracts written in the period, before consideration of cessions to reinsurers. See “—Non-GAAP Measures—PVP or Present Value of New Business Production.”

New Business Production

	Second Quarter		Six Months
	2012	2011	2012	2011
	(in millions)
PVP:
Public Finance—U.S.
Assumed from Radian	$—	$—	$21.9	$—
Primary Markets	44.2	36.0	71.4	62.7
Secondary Markets	2.8	8.8	6.1	16.1
Public Finance—non-U.S.
Primary Markets	1.1	—	1.1	—
Secondary Markets	—	—	—	—
Structured Finance—U.S.	1.5	7.1	5.4	18.4
Structured Finance—non-U.S.	—	—	—	7.2
Total PVP	$49.6	$51.9	$105.9	$104.4
Gross Par Written:
Public Finance—U.S.
Assumed from Radian	$—	$—	$1,797	$—
Primary Markets	4,497	3,292	7,399	5,178
Secondary Markets	173	356	317	689
Public Finance—non-U.S.
Primary Markets	35	—	35	—
Secondary Markets	—	—	—	—
Structured Finance—U.S.	—	725	38	825
Structured Finance—non-U.S.	—	—	—	—
Total PVP	$4,705	$4,373	$9,586	$6,692

Despite record-low bond yields on new issuances, direct U.S. public finance PVP and par written increased in Second Quarter 2012 compared with Second Quarter 2011. Penetration in the single-A target market was 29% of transactions sold and 10% of par, despite the low interest rate environment and continued uncertainty over the financial strength ratings of Assured Guaranty. Pricing varies due to the mix of business; however, premium rates in Second Quarter 2012 were consistent by sector with rates in Second Quarter 2011. The volume of structured finance business varies significantly from period to period and no new structured finance transactions were insured in Second Quarter 2012.

PVP for Six Months 2012 includes $21.9 million in assumed public finance business from Radian Asset Assurance Inc. (“Radian”), representing the Company's first third party assumed reinsurance treaty written since 2009. On January 24, 2012, the Company announced a three-part agreement with Radian under which it reassumed $12.9 billion of par it had previously ceded to Radian, reinsured approximately $1.8 billion of U.S. public finance par and agreed to acquire MIAC, which is licensed to provide financial guaranty insurance and reinsurance in 38 U.S. jurisdictions including the District of Columbia. The purchase of MIAC was approved by the New York Department of Financial Services and closed in May 2012. In addition to the Radian reassumption, the Company also reassumed $6.2 billion in par from Tokio Marine & Nichido Fire Insurance Co., Ltd. (“Tokio”). The Company recognized $83.3 million in pre-tax commutation gains as a result of commutation transactions in Six Months 2012 and $32.2 million in the six-month period ended June 30, 2011 ("Six Months 2011").

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

Change in Accounting for Deferred Acquisition Costs

The Company adopted a new pronouncement on January 1, 2012, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which specifies that costs related directly to the successful acquisition of new and renewal insurance contracts should be capitalized. These costs include costs of contract acquisition that result directly from and are essential to the contract transaction and would not have been incurred by the insurance entity had the contract transaction not occurred. Costs incurred by the insurer for soliciting potential customers, market research, training, administration, unsuccessful acquisition efforts, and product development as well as all overhead type costs should be charged to expense as incurred. The Company adopted this new guidance with retrospective application and revised previously issued historical financial statements. See Note 4 of the Financial Statements, Financial Guaranty Insurance Contracts. The effect of retrospective application was a decrease to net income of $0.5 million in Second Quarter 2011 and a decrease of $1.8 million and $0.01 per share for Six Months 2011. The changes affected amortization of deferred acquisition costs, other operating expenses and taxes.

Consolidated Results of Operations

Consolidated Results of Operations

	Second Quarter		Six Months
	2012	2011	2012	2011
	(in millions)
Revenues:
Net earned premiums	$219.3	$230.0	$413.0	$484.0
Net investment income	101.6	102.6	199.4	200.0
Net realized investment gains (losses)	(3.1)	(5.1)	(1.8)	(2.3)
Change in fair value of credit derivatives:
Realized gains (losses) and other settlements	(22.7)	(10.8)	(79.6)	24.6
Net unrealized gains	283.4	(54.0)	(350.4)	(325.6)
Net change in fair value of credit derivatives	260.7	(64.8)	(430.0)	(301.0)
Fair value gain (loss) on committed capital securities	4.3	0.6	(9.6)	1.1
Fair value gains (losses) on FG VIEs	172.4	(174.3)	135.8	(54.7)
Other income	4.3	27.3	95.3	68.2
Total revenues	759.5	116.3	402.1	395.3
Expenses:	—
Loss and LAE	122.5	123.9	369.3	98.4
Amortization of deferred acquisition costs	4.5	5.8	9.9	9.5
Interest expense	25.4	24.7	50.1	49.5
Other operating expenses	53.5	53.2	114.8	116.0
Total expenses	205.9	207.6	544.1	273.4
Income (loss) before provision for income taxes	553.6	(91.3)	(142.0)	121.9
Provision (benefit) for income taxes	177.1	(48.2)	(35.5)	25.7
Net income (loss)	$376.5	$(43.1)	$(106.5)	$96.2

Net Earned Premiums

Net earned premiums are recognized over the remaining contractual lives, or in the case of homogeneous pools of insured obligations, the expected remaining lives of financial guaranty insurance contracts.

Net Earned Premiums

	Second Quarter		Six Months
	2012	2011	2012	2011
	(in millions)
Financial guaranty:
Public finance
Scheduled net earned premiums and accretion	$86.1	$91.4	$169.1	$182.6
Refundings and accelerations(1)	68.2	21.0	104.8	50.6
Total public finance	154.3	112.4	273.9	233.2
Structured finance
Scheduled net earned premiums and accretion(2)	64.9	117.1	138.6	249.8
Total structured finance	64.9	117.1	138.6	249.8
Other	0.1	0.5	0.5	1.0
Total net earned premiums	$219.3	$230.0	$413.0	$484.0

____________________

(1)	Reflects the unscheduled refunding or early termination of underlying insured obligations.

(2)
Excludes $15.5 million and $18.3 million in Second Quarter 2012 and 2011, respectively, and $32.5 million and $37.4 million for the Six Months 2012 and 2011, respectively, related to consolidated FG VIEs.

Net earned premiums decreased in Second Quarter 2012 and Six Months 2012 compared with Second Quarter 2011 and Six Months 2011, primarily due to the decline in structured finance scheduled net earned premium corresponding to the decline in the par outstanding, offset in part by an increase in refundings and $22.0 million in accelerations due to the termination of certain international infrastructure transactions. Refundings are higher in 2012 compared with 2011 due to the low interest rate environment which encourages refinancings of debt obligations. At June 30, 2012, $5.1 billion of net deferred premium revenue remained to be earned over the life of the insurance contracts. Due to the runoff of deferred premium revenue, which includes acquisition accounting adjustments, net earned premiums are expected to decrease each year unless replaced by new business. Net earned premiums reported under GAAP exclude the net earned premium related to consolidated FG VIEs.

Net Investment Income

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets. Net investment income decreased slightly in Second Quarter 2012 compared with Second Quarter 2011 due to a lower overall invested asset balance and lower reinvestment yields offset in part by higher income on loss mitigation bonds. The overall pre-tax book yield was 3.88% at June 30, 2012 and 3.74% at June 30, 2011, respectively. Excluding bonds purchased for risk mitigation, pre-tax yield was 3.54% as of June 30, 2012 compared to 3.59% as of June 30, 2011.

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses). OTTI included below was primarily attributable to mortgage-backed securities that were acquired for loss mitigation purposes and municipal and asset-backed securities where the Company has the intent to sell.

Net Realized Investment Gains (Losses)

	Second Quarter		Six Months
	2012	2011	2012	2011
	(in millions)
Realized investment gains (losses) on sales of investments	$(1.3)	$6.5	$4.9	$13.9
OTTI:
Intent to sell	—	(0.8)	(0.3)	(3.5)
Credit losses on securities	(1.8)	(10.8)	(6.4)	(12.7)
OTTl	(1.8)	(11.6)	(6.7)	(16.2)
Net realized investment gains (losses)	$(3.1)	$(5.1)	$(1.8)	$(2.3)

Other Income

Other income is comprised of recurring items such as foreign exchange remeasurement of premiums receivable, ancillary fees on financial guaranty policies such as commitment, consent and processing fees as well as other revenue items on financial guaranty insurance and reinsurance contracts such as commutation gains on re-assumptions of previously ceded business.

Other Income

	Second Quarter		Six Months
	2012	2011	2012	2011
	(in millions)
Foreign exchange gain (loss) on remeasurement of premium receivable and loss reserves	$5.1	$5.8	$15.1	$18.7
Commutation gains (losses)	—	8.1	83.3	32.2
R&W settlement benefit	—	10.3	—	10.3
Other	(0.8)	3.1	(3.1)	7.0
Total other income	$4.3	$27.3	$95.3	$68.2

Over the past several years, the Company has entered into several commutations in order to reassume previously ceded books of business from BIG financial guaranty companies and its other reinsurers. In Six Months 2012, the Company reassumed two previously ceded reinsurance contracts from Radian and Tokio in exchange for a cash payment to the Company of $210 million. These two transactions represented $19.1 billion in par and $106.1 million in related unearned premium reserve. The commutation gains related to these reassumptions were $83.3 million. In January and March of 2011, the Company commuted two previously ceded reinsurance contracts for a commutation gain of $24.1 million that resulted in an increase to par of $265 million and related unearned premium reserve of $2.3 million. In April 2011, the Company canceled an assumed reinsurance contract for $1.0 billion in par and $22.4 million in related unearned premium reserve. The commutation gain related to this cancellation was $8.1 million.

Included in the Second Quarter and Six Months 2012 foreign exchange gain (loss) on remeasurement of premium receivable and loss reserves was a $15.6 million gain related to foreign exchange remeasurement on Greece reserves. See Note 4, Financial Guaranty Insurance Contracts, of the Financial Statements. The R&W settlement benefit recorded in other income in Second Quarter 2011 represented one transaction where the Company recovered more than its expected lifetime losses due to a negotiated agreement with the counterparty of this insured transaction. Such excess may not be recorded as an offset to loss and LAE under GAAP.

Other Operating Expenses and Amortization of Deferred Acquisition Costs

Other operating expenses and amortization of deferred acquisition costs were affected by the retrospective application of new accounting guidance which changed the type and amount of expenses that may be deferred and amortized. The effect of this new guidance in Second Quarter 2011 and Six Months 2011 was an increase in operating expenses of $4.7 million and $10.7 million, respectively, and a decrease in amortization of deferred acquisition costs of $3.7 million and $7.4 million, respectively. The guidance was retrospectively applied and therefore prior period amounts presented herein have been revised from previously reported amounts. Other operating expenses were relatively consistent with Second Quarter 2011 and deferral rates were 7.4% in Second Quarter 2012 compared with 7.6% in Second Quarter 2011. Deferral rates were 6.2% in Six Months 2012 and 7.3% in Six Months 2011.

Losses in the Insured Portfolio

The insured portfolio includes policies accounted for under three separate accounting models depending on the characteristics of the contract and the Company’s control rights. The following provides a summarized description of the three accounting models; however, please refer to Notes 5, 7 and 8 in Item 8. “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for a full description of the three accounting models: financial guaranty insurance, credit derivatives and consolidated FG VIEs. The three models are as follows:

·                  For contracts accounted for as financial guaranty insurance, loss and LAE reserve is generally recorded only to the extent and for the amount that expected losses to be paid (calculated on a present value probability weighted basis) exceed deferred premium revenue. As a result, the Company has expected losses to be expensed in future periods, which represents past or future claim payments that have not yet been expensed, but will be expensed in future periods as deferred premium revenue amortizes into income on financial guaranty insurance policies. Expected loss to be paid is important from a liquidity perspective in that it provides the present value of amounts that the Company expects to pay or recover in future periods. Expected loss to be expensed is important because it presents the Company’s projection of incurred losses that will be recognized in future periods as deferred premium revenue amortizes into income on financial guaranty insurance policies.

·                  For contracts that do not meet the financial guaranty scope exception in the derivative accounting guidance primarily due to the fact that the insured is not required to be exposed to the insured risk throughout the life of the contract, and are therefore accounted for as credit derivatives, the Company records the fair value of these contracts on the consolidated balance sheet with changes in fair value recorded in the consolidated statement of operations. The Company’s credit derivatives included non-standard terms and are not actively traded as are credit derivatives in other financial services industries. As a result, management expects the fair value gains and losses to reverse to zero as the contract approaches maturity, except for economic claim payments. See “—Net Change in Fair Value of Credit Derivatives.” Expected claim payments are considered in the fair value of each contract and is an important measure for management to analyze the net economic loss on credit derivatives. The fair value recorded on the balance sheet represents a hypothetical exit price determined using significant Level 3 inputs in an internally developed model while the expected loss to be paid uses methodologies and assumptions consistent with financial guaranty insurance expected losses to be paid. See Note 5, Fair Value Measurement, of the Financial Statements.

·                  For financial guaranties issued on the liabilities of variable interest entities over which the Company is deemed to be the primary beneficiary due to its control rights, as defined in accounting literature, the Company consolidates the FG VIE. The Company's expected loss to be paid is reflected in the fair value of the FG VIEs liabilities. The Company carries the assets and liabilities of the FG VIEs at fair value under the fair value option election. Management assesses credit impairment on consolidated FG VIEs in the same manner as other financial guaranty insurance or credit derivative contracts. The fair value of FG VIEs recorded on the balance sheet reflects additional factors other than expected loss such as changes in market spreads and the Company’s own credit spreads. These contracts are not actively traded and therefore management expects the fair value gains and losses to reverse to zero as the contract approaches maturity, except for net economic claim payments made by AGC and AGM. Expected loss to be paid for FG VIEs pursuant to AGC’s and AGM’s financial guaranty policies is calculated in a manner consistent with financial guaranty insurance contracts.

In order to effectively evaluate and manage the economics of the entire insured portfolio, management compiles and analyzes loss information for all policies on a consistent basis. That is, management monitors and assigns ratings and calculates expected losses in the same manner for all its exposures regardless of form or differing accounting models. Management also considers contract specific characteristics that affect the estimates of expected loss. The discussion of expected losses in “—U.S. RMBS Loss Projections”, “—U.S. RMBS Loss Mitigation” and “—Other Non-RMBS Losses” below encompasses expected losses on all policies in the insured portfolio, whatever the accounting treatment, while Note 4 of the Financial Statements, Financial Guaranty Insurance Contracts encompasses non-credit derivative policies.

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

Net Expected Loss to be Paid

	As of June 30, 2012
	Financial Guaranty Insurance(1)	FG VIEs	Total Financial Guaranty Insurance and FG VIEs(1)	Credit Derivatives(2)	Total
	(in millions)
US RMBS:
First lien:
Prime first lien	$2.9	$—	$2.9	$1.3	$4.2
Alt-A first lien	165.5	26.6	192.1	129.0	321.1
Option ARM	(21.9)	(14.4)	(36.3)	38.7	2.4
Subprime	112.7	46.7	159.4	76.7	236.1
Total first lien	259.2	58.9	318.1	245.7	563.8
Second Lien:
Closed-end second lien	(55.8)	39.4	(16.4)	(13.1)	(29.5)
Home equity lines of credit (“HELOCs”)	100.3	(164.0)	(63.7)	—	(63.7)
Total second lien	44.5	(124.6)	(80.1)	(13.1)	(93.2)
Total U.S. RMBS	303.7	(65.7)	238.0	232.6	470.6
TruPS	6.5	—	6.5	43.6	50.1
Other structured finance	221.1	—	221.1	98.8	319.9
U.S. public finance	58.4	—	58.4	—	58.4
Non-U.S. public finance	302.5	—	302.5	0.3	302.8
Subtotal	$892.2	$(65.7)	$826.5	$375.3	1,201.8
Other					(4.1)
Total					$1,197.7

	As of December 31, 2011
	Financial Guaranty Insurance(1)	FG VIEs	Total Financial Guaranty Insurance and FG VIEs(1)	Credit Derivatives(2)	Total
	(in millions)
US RMBS:		—
First lien:		—
Prime first lien	$1.8	$—	$1.8	$—	$1.8
Alt-A first lien	130.2	4.7	134.9	159.6	294.5
Option ARM	128.0	24.9	152.9	57.5	210.4
Subprime	95.7	44.6	140.3	101.0	241.3
Total first lien	355.7	74.2	429.9	318.1	748.0
Second Lien:
Closed-end second lien	(57.7)	(21.9)	(79.6)	(6.5)	(86.1)
HELOCs	127.9	(159.0)	(31.1)	—	(31.1)
Total second lien	70.2	(180.9)	(110.7)	(6.5)	(117.2)
Total U.S. RMBS	425.9	(106.7)	319.2	311.6	630.8
TruPS	13.2	—	13.2	51.0	64.2
Other structured finance	239.6	—	239.6	102.5	342.1
U.S. public finance	15.8	—	15.8	—	15.8
Non-U.S. public finance	50.2	—	50.2	0.9	51.1
Subtotal	$744.7	$(106.7)	$638.0	$466.0	1,104.0
Other					1.9
Total					$1,105.9

____________________

(1)	Refer to Note 4 of the Financial Statements, Financial Guaranty Insurance Contracts, for additional information related to the accounting for financial guaranty insurance contracts.

(2)	Refer to Note 6 of the Financial Statements, Financial Guaranty Contracts Accounted for as Credit Derivatives, for additional information related to the accounting for credit derivative contracts.

 The following table presents a roll forward of the net expected loss to be paid for the three and six months ended June 30, 2012 before and after consideration of R&W benefits. The amounts presented below do not represent amounts recorded as loss reserves in the consolidated financial statements because of the various accounting models required under GAAP, but instead represent the economic changes in loss estimates for the insured portfolio as a whole, which is how management analyzes the information. Expected losses to be paid are first calculated without consideration of the expected R&W benefit. Then, based on updated loss estimates, loan reviews, executed contractual agreements such as the Bank of America Agreement, and progress made on receiving commitments to put-back defective loans, the expected R&W benefit is updated, which reduces the net amount of expected loss to be paid. Amounts presented are net of cessions to third-party reinsurers.

Net Expected Loss to be Paid, Before Benefit for Recoveries of R&W
Roll Forward by Sector

	Net Expected Loss to be Paid as of March 31, 2012	Economic Loss Development(1)	(Paid) Recovered Losses	Net Expected Loss to be Paid as of June 30, 2012
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$5.8	$2.4	$—	$8.2
Alt-A first lien	701.4	31.2	(24.7)	707.9
Option ARM	854.0	44.6	(185.6)	713.0
Subprime	344.2	7.1	(21.9)	329.4
Total first lien	1,905.4	85.3	(232.2)	1,758.5
Second lien:
Closed-end second lien	120.4	(1.5)	(11.6)	107.3
HELOCs	98.6	12.4	(52.6)	58.4
Total second lien	219.0	10.9	(64.2)	165.7
Total U.S. RMBS	2,124.4	96.2	(296.4)	1,924.2
TruPS	58.2	(6.4)	(1.7)	50.1
Other structured finance	295.3	31.8	(7.2)	319.9
U.S. public finance	32.7	35.5	(9.8)	58.4
Non-U.S. public finance	303.4	(16.3)	15.7	302.8
Subtotal	2,814.0	140.8	(299.4)	2,655.4
Other	1.9	(6.0)	—	(4.1)
Total	$2,815.9	$134.8	$(299.4)	$2,651.3

Net Expected Loss to be Paid, Before Benefit for Recoveries of R&W
Roll Forward by Sector

	Net Expected Loss to be Paid as of December 31, 2011	Economic Loss Development(2)	(Paid) Recovered Losses	Net Expected Loss to be Paid as of June 30, 2012
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$4.8	$3.4	$—	$8.2
Alt-A first lien	701.7	56.9	(50.7)	707.9
Option ARM	934.8	70.7	(292.5)	713.0
Subprime	342.8	17.6	(31.0)	329.4
Total first lien	1,984.1	148.6	(374.2)	1,758.5
Second lien:
Closed-end second lien	137.7	(6.6)	(23.8)	107.3
HELOCs	158.8	22.2	(122.6)	58.4
Total second lien	296.5	15.6	(146.4)	165.7
Total U.S. RMBS	2,280.6	164.2	(520.6)	1,924.2
TruPS	64.2	(10.8)	(3.3)	50.1
Other structured finance	342.1	9.4	(31.6)	319.9
U.S. public finance	15.8	58.3	(15.7)	58.4
Non-U.S. public finance	51.1	182.3	69.4	302.8
Subtotal	2,753.8	403.4	(501.8)	2,655.4
Other	1.9	(6.0)	—	(4.1)
Total	$2,755.7	$397.4	$(501.8)	$2,651.3

Net Expected Loss to be Paid, Net of Benefit for Recoveries of R&W
Roll Forward by Sector

	Net Expected Loss to be Paid as of March 31, 2012	Economic Loss Development(2)	(Paid) Recovered Losses	Net Expected Loss to be Paid as of June 30, 2012
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$2.2	$2.0	$—	$4.2
Alt-A first lien	268.2	14.4	38.5	321.1
Option ARM	118.9	10.9	(127.4)	2.4
Subprime	247.8	10.1	(21.8)	236.1
Total first lien	637.1	37.4	(110.7)	563.8
Second lien:
Closed-end second lien	(101.2)	(1.6)	73.3	(29.5)
HELOCs	(42.5)	14.8	(36.0)	(63.7)
Total second lien	(143.7)	13.2	37.3	(93.2)
Total U.S. RMBS	493.4	50.6	(73.4)	470.6
TruPS	58.2	(6.4)	(1.7)	50.1
Other structured finance	295.3	31.8	(7.2)	319.9
U.S. public finance	32.7	35.5	(9.8)	58.4
Non-U.S. public finance	303.4	(16.3)	15.7	302.8
Subtotal	1,183.0	95.2	(76.4)	1,201.8
Other	1.9	(6.0)	—	(4.1)
Total	$1,184.9	$89.2	$(76.4)	$1,197.7

Net Expected Loss to be Paid, Net of Benefit for Recoveries of R&W
Roll Forward by Sector

	Net Expected Loss to be Paid as of December 31, 2011	Economic Loss Development(2)	(Paid) Recovered Losses	Net Expected Loss to be Paid as of June 30, 2012
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$1.8	$2.4	$—	$4.2
Alt-A first lien	294.5	13.1	13.5	321.1
Option ARM	210.4	8.7	(216.7)	2.4
Subprime	241.3	25.7	(30.9)	236.1
Total first lien	748.0	49.9	(234.1)	563.8
Second lien:
Closed-end second lien	(86.1)	(4.5)	61.1	(29.5)
HELOCs	(31.1)	22.4	(55.0)	(63.7)
Total second lien	(117.2)	17.9	6.1	(93.2)
Total U.S. RMBS	630.8	67.8	(228.0)	470.6
TruPS	64.2	(10.8)	(3.3)	50.1
Other structured finance	342.1	9.4	(31.6)	319.9
U.S. public finance	15.8	58.3	(15.7)	58.4
Non-U.S. public finance	51.1	182.3	69.4	302.8
Subtotal	1,104.0	307.0	(209.2)	1,201.8
Other	1.9	(6.0)	—	(4.1)
Total	$1,105.9	$301.0	$(209.2)	$1,197.7
________________

(1)
Economic loss development includes the effects of changes in assumptions based on observed market trends, changes in discount rates, accretion of discount and the economic effects of loss mitigation efforts.

Total economic loss development in Second Quarter 2012 was $89.2 million. The primary drivers of the economic loss development were the effects of declines in risk-free rates of approximately $63.0 million and additional expected losses on certain public finance transactions. U.S. RMBS development was $50.6 million, which reflects the effect of discount rates and higher losses in the underlying collateral, largely offset by a higher R&W benefit.Increases in loss development due to declines in the risk-free rates do not reflect credit impairment in the underlying collateral.

The Company recorded $15.6 million in gains in Second Quarter 2012 due to changes in foreign exchange rates on Greece reserves, which was recorded in other income. In Second Quarter 2012, the Company also recorded a $6.0 million estimated recovery on a legacy life reinsurance transaction.

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

The Company retained the same general approach and methodology to projecting RMBS performance at June 30, 2012 as it did at March 31, 2012 and December 31, 2011. The approach combines using each transaction's observed data with the Company's estimate of how the transaction will ultimately perform based on the Company's view of the magnitude and timing of a recovery in the mortgage market. During the quarter the Company observed both positive and negative developments in the market. These developments were reflected by moderately lowering the initial CDR's which are a function of the observed delinquency data, and by adjusting the scenarios used to project the amount of time until the RMBS market stabilizes.

The scenarios the Company used to project first and second lien RMBS collateral losses at June 30, 2012 were essentially the same as those it used at March 31, 2012 and December 31, 2011, except that (i) based on its observation of the continued elevated levels of early stage delinquencies, the Company updated its projections to reflect a slower recovery in its base cases and (ii) the Company reduced the time until the market stabilizes in its most optimistic case by three months, so it assumed that the recovery projected last quarter was occurring at the expected pace and (iii) the Company adjusted its most pessimistic case, where it assumed the recovery would happen six months more slowly than what was assumed last quarter.

The Company also used generally the same methodology and assumptions to project the credit received for recoveries in R&W at June 30, 2012 as at March 31, 2012 and December 31, 2011. The primary differences relate to a change in assumptions regarding the likelihood and amount of recovery from certain R&W providers.

Further detail regarding the assumptions and variables the Company used to project collateral losses in its U.S. RMBS portfolio may be found in Note 4 of the Financial Statements, Financial Guaranty Insurance Contracts, “U.S. Second Lien RMBS Loss Projections: HELOCs and Closed-End Second Lien” and “U.S. First Lien RMBS Loss Projections: Alt-A First

Lien, Option ARM, Subprime and Prime.”

 Based on this success in pursuing R&W breaches to date, the Company calculates a credit for future R&W recoveries where the R&W were provided by an entity the Company believes to be financially viable and where the Company already has access or believes it will attain access to the underlying mortgage loan files. Where the Company has an agreement or potential agreement (e.g., the Bank of America Agreement or the Deutsche Bank Agreement) with an R&W provider, that credit is based on the agreement or potential agreement. In second lien RMBS transactions where there is no agreement or advanced discussions, this credit is based on a percentage of actual repurchase rates achieved across those transactions where material repurchases have been made, while in first lien RMBS transactions, where there is no agreement or advanced discussions, this credit is estimated by reducing collateral losses projected by the Company to reflect a percentage of the recoveries the Company believes it will achieve, which factor is derived based on the number of breaches identified to date and incorporated scenarios based on the amounts the Company was able to negotiate under the Bank of America and Deutsche Bank Agreements. The first lien approach is different from the second lien approach because the Company’s first lien transactions have multiple tranches and a more complicated method is required to correctly allocate credit to each tranche. In each case, the credit is a function of the projected lifetime collateral losses in the collateral pool, so an increase in projected collateral losses increases the R&W credit calculated by the Company. Further detail regarding how the Company calculates these credits may be found under “Breaches of Representations and Warranties” in Note 4, Financial Guaranty Insurance Contracts, of the Financial Statements. The net expected losses to be paid includes an R&W credit of $1,453.6 million net of reinsurance. As of June 30, 2012, $672.2 million of this amount is the projected benefit of existing agreements with Bank of America and Deutsche Bank. Economic loss development related to changes in the R&W benefit was $45.6 million for Second Quarter 2012. The increase in R&W benefit is primarily due to an increase in projected recoveries on the additional collateral losses estimated in Second Quarter 2012, offset in part by changes in estimated recoveries on three transactions where the amount or likelihood of recovery decreased.

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

Non-RMBS Losses

Economic loss development in non-U.S. RMBS sectors was $38.6 million in Second Quarter 2012, primarily attributable to public finance and other structured finance transactions as discussed below. U.S. municipalities and related entities have been under increasing pressure over the last few quarters, and a few have filed for protection under the U.S. Bankruptcy Code, entered into state processes designed to help municipalities in fiscal distress or otherwise indicated they may consider not meeting their obligations to make timely payments on their debts. The Company expects that bondholder rights will be enforced. However, due to the early stage of these developments, and the circumstances surrounding each instance, the ultimate outcome cannot be certain. The Company will continue to analyze developments in each of these matters closely.
The Company has net exposure to Jefferson County, Alabama of $708.7 million. On November 9, 2011, Jefferson County filed for bankruptcy under Chapter 9 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Alabama (Southern Division).
Most of the Company's net exposure relates to $478.5 million in Jefferson County sewer revenue exposure, of which $205.4 million is direct and $273.1 million is assumed reinsurance exposure. The sewer revenue warrants are secured by a pledge of the net revenues of the sewer system. The bankruptcy court has affirmed that the net revenues constitute a “special revenue” under Chapter 9. Therefore, the net revenues of the sewer system are not subject to an automatic stay during the pendency of Jefferson County's bankruptcy case. BNY Mellon, as trustee, had brought a lawsuit regarding the amount of net revenues to which it is entitled. Since its bankruptcy filing, Jefferson County had been withholding estimated bankruptcy-related legal expenses and an amount representing a monthly reserve for future expenditures and depreciation and amortization from the monthly payments it had been making to the trustee from sewer revenues for debt service. On June 29, 2012 the Bankruptcy Court ruled that “Operating Expenses” as determined under the bond indenture do not include (1) a reserve for depreciation, amortization, or future expenditures, or (2) an estimate for professional fees and expenses, such that, after payment of Operating Expenses (as defined in the indenture), monies remaining in the Revenue Account created under the bond indenture must be distributed in accordance with the waterfall set forth in the indenture without withholding any monies for depreciation, amortization, reserves, or estimated expenditures that are the subject of this litigation. The court did not rule on whether actual incurred legal and professional fees constituted Operating Expenses that could be paid prior to debt service and Jefferson County filed a motion in July 2012 to clarify this point. Whether sufficient net revenues will be available for the payment of regularly scheduled debt service ultimately depends on the bankruptcy court's valuation of the sewer revenue stream.
The Company also has assumed exposure of $31.9 million to warrants that are payable from Jefferson County's general fund. During the past quarter Jefferson County chose not to make payment under its General Obligation bonds, so the Company has established a projected loss for these warrants as well. The Company's remaining net exposure of $198.3 million to Jefferson County relates to obligations that are secured by, or payable from, certain taxes that may have the benefit of a statutory lien or a lien on “special revenues” or other collateral.
On June 26, 2012, the City of Stockton filed for bankruptcy under Chapter 9 of the U.S. Bankruptcy Code due to drains on the general fund and projected deficits. The Company's net exposure to Stockton's general fund is $161.4 million, consisting of pension obligation and lease revenue bonds. As of June 30, 2012, the Company has paid $0.4 million in net claims.
The Company has $155.2 million of net par exposure to The City of Harrisburg, Pennsylvania, of which $94.9 million is BIG. The Company has paid $8.6 million in net claims to date, and expects a full recovery.
The Company projects that its total expected net loss from troubled U.S. public finance credits will be $58.4 million as of June 30, 2012, up from $32.7 million as of March 31, 2012. This increase was due primarily to changes in the interest and discount rates the Company uses to project cash flow related to the Jefferson County sewer revenue bonds and the establishment of expected losses related to the decision by Jefferson County not to make payments on its General Obligation bonds and the City of Stockton's filing for protection under Chapter 9 of the U.S. Bankruptcy Code.
The Company has insured $2.4 billion of net par in XXX life insurance reserve securitizations based on discrete blocks of individual life insurance business of which $923.0 million is rated BIG. Based on its analysis of the information currently available, including estimates of future investment performance provided by the investment manager, and projected credit impairments on the invested assets and performance of the blocks of life insurance business at June 30, 2012, the Company's projected net expected loss to be paid of $139.4 million. The increase of approximately $13.7 million during Second Quarter 2012 is due primarily to the decrease in the risk free rate used to discount loss projections and some deterioration in the projected returns on the assets held by the trusts.
The Company has insured or reinsured $2.7 billion net par of student loan securitizations, $1.4 billion issued by private issuers and classified as asset-backed and $1.3 billion issued by public authorities and classified as public finance. Of these amounts, $170.1 million and $447.4 million, respectively, are rated BIG. The Company is projecting approximately $62.7 million of net expected loss to be paid in these portfolios. In general, the losses are due to: (i) the poor credit performance of private student loan collateral and high loss severities; (ii) high interest rates on auction rate securities with respect to which the auctions have failed or (iii) lower risk-free rates used for discounting, which result in higher present value losses on transactions where losses are payable at final maturity.The largest of these losses was approximately $27.4 million and related to a transaction backed by a pool of private student loans ceded to AG Re by another monoline insurer. The guaranteed bonds were issued as auction rate securities that now bear a high rate of interest due to the downgrade of the primary insurer’s financial strength rating. Further, the underlying loan collateral has performed below expectations. Additionally, on another public student loan transaction reinsured from Ambac Assurance Corporation ("Ambac"), Ambac commuted its entire exposure during Second Quarter 2012. The Company's portion of the commutation payment was approximately $7 million, which was lower than expected. The overall decrease of approximately $2.7 million in net expected loss during Second Quarter 2012 is primarily due to the decrease in risk-free rates used to discount losses as well as an increase in the projected loss severities of certain transactions.

The Company projects losses for trust preferred securities collateralized debt obligations (“TruPS CDOs”) by projecting the performance of the asset pools across several scenarios (which it weights) and applying the CDO structures to the resulting cash flows. As of June 30, 2012, the Company has projected net expected losses to be paid for TruPS CDOs of $50.1 million. The decrease of approximately $8.1 million in net expected loss during Second Quarter 2012 was driven primarily by the increase in the risk free rate used to discount loss projections (which was partially offset by refinements and updates of the model used to project losses).

As of June 30, 2012 the Company had exposure to sovereign debt of Greece through financial guarantees of €200.0 million of debt (€165.1 million on a net basis) due in 2037 with a 4.5% fixed coupon and €114.3 million of inflation-linked debt (€52.7 million on a net basis) due in 2057 with a 2.085% coupon. See “—Insured Portfolio—Selected European

Exposures.” On February 24, 2012, Greece announced the terms of exchange offers and consent solicitations that requested the voluntary participation by holders of certain Greek bonds, including the insured 2037 and 2057 bonds, in an exchange that would result in the cancellation of such bonds in exchange for a package of replacement securities with lower principal amounts, and requested the consent of holders to amendments of the bonds that could be used to impose the same terms on holders that do not voluntarily participate in the exchange.  In March 2012, the exchange was imposed through collective action clauses on the Company’s exposure to the 2037 bonds.  In April 2012, the Company consented to the exchange with respect to its exposure on the 2057 bonds.  The exchanges have caused the Company to recognize an inception to date economic loss development of $311.7 million, gross of reinsurance and $216.2 million, net of reinsurance and net of salvage received in the form of such exchanged securities, as of June 30, 2012. The Company recorded $15.6 million in gains due to changes in foreign exchange rates on its Greece reserve, which was recorded in other income. The Company accelerated claims under the policies on the July payment date with respect to the 2057 bonds and intends to accelerate claims on or after the September payment date with respect to the 2037 bonds.

The Company also has expected losses for certain other transactions discussed in Note 4 of the Financial Statements, Financial Guaranty Insurance Contracts.

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
Comparison of Loss Measures

	Second Quarter 2012			Second Quarter 2011
	Loss and LAE Reported(1)	Loss Expense Non-GAAP Operating Basis(2)	Economic Loss Development	Loss and LAE Reported(1)	Loss Expense Non-GAAP Operating Basis(2)	Economic Loss Development
	(in millions)
U.S. RMBS	$70.1	$72.4	$50.6	$108.7	$123.0	$55.4
TruPS	(1.8)	(5.3)	(6.4)	3.7	(6.2)	(3.9)
Other structured finance	29.3	29.8	31.8	7.4	11.7	5.4
U.S. public finance	25.3	24.9	35.5	3.4	3.8	3.7
Non-U.S. public finance	5.6	5.6	(16.3)	0.7	—	(4.0)
Subtotal	128.5	127.4	95.2	123.9	132.3	56.6
Other	(6.0)	(6.0)	(6.0)	—	—	—
Total	$122.5	$121.4	$89.2	$123.9	$132.3	$56.6

	Six Months 2012			Six Months 2011
	Loss and LAE Reported(1)	Loss Expense Non-GAAP Operating Basis(2)	Economic Loss Development	Loss and LAE Reported(1)	Loss Expense Non-GAAP Operating Basis(2)	Economic Loss Development
	(in millions)
U.S. RMBS	$140.6	$147.8	$67.8	$78.7	$146.2	$(92.2)
TruPS	(1.8)	(5.3)	(10.8)	3.7	(7.3)	(3.2)
Other structured finance	(3.1)	(7.0)	9.4	27.7	30.7	17.2
U.S. public finance	25.3	24.9	58.3	(12.4)	(12.0)	(13.0)
Non-U.S. public finance	214.3	214.4	182.3	0.7	—	(0.5)
Subtotal	375.3	374.8	307.0	98.4	157.6	(91.7)
Other	(6.0)	(6.0)	(6.0)	—	—	—
Total	$369.3	$368.8	$301.0	$98.4	$157.6	$(91.7)
 ____________________

(1)	Represents amounts reported on the consolidated statements of operations in accordance with GAAP, which include only those policies that are accounted for as financial guaranty insurance.

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

Present Value (“PV”) of Financial Guaranty Insurance Net Expected Loss to be Expensed
As of June 30, 2012

	Net Expected Loss to be Expensed
	In GAAP Reported Income	In Non-GAAP Operating Income
	(in millions)
2012 (July 1 — September 30)	$16.2	$18.4
2012 (October 1 — December 31)	14.9	18.7
Subtotal 2012	31.1	37.1
2013	61.0	75.3
2014	48.6	66.2
2015	38.0	54.6
2016	33.7	48.7
2017-2021	142.1	191.6
2022-2026	78.5	100.1
2027-2031	39.5	64.5
After 2031	30.7	61.9
Total expected PV of net expected loss to be expensed	503.2	700.0
Discount	275.6	303.1
Total future value	$778.8	$1,003.1

The table below provides a reconciliation of the Company’s expected loss to be paid to expected loss to be expensed. See Note 4, Financial Guaranty Insurance Contracts, of the Financial Statements.

Financial Guaranty Insurance
Reconciliation of Present Value of Net Expected Loss to be Paid
and Present Value of Net Expected Loss to be Expensed

	As of June 30, 2012
	GAAP Reported Basis(3)	Non-GAAP Operating Income Basis
	(in millions)
Net expected loss to be paid	$892.2	$826.5
Contra-paid, net	103.3	229.1
Salvage and subrogation recoverable, net(1)	330.5	533.3
Loss and LAE reserve, net(2)	(822.8)	(888.9)
Net expected loss to be expensed	$503.2	$700.0

____________________

(1)	Represents salvage and subrogation recoverable, net of reinsurance, excluding $6.0 million related to a legacy life reinsurance transaction as of June 30, 2012.

(2)	Represents loss and LAE reserves, net of reinsurance recoverable on unpaid losses, excluding $1.9 million in reserves for other runoff lines of business as of June 30, 2012.

(3)	The difference between GAAP reported basis and non-GAAP operating income basis relates to FG VIEs.

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

These contracts qualify as derivatives under U.S. GAAP, and are reported at fair value, with changes in fair value included in earnings. Fair value is defined as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties. The fair value gain or loss is based on estimated market pricing and may not be an indication of ultimate claims. Changes in the fair value of credit derivatives occur primarily because of changes in interest rates, credit spreads, credit ratings of the referenced entities, realized gains (losses) and other settlements, and the issuing company's own credit rating, credit spreads and other market factors. Except for net estimated credit impairments (i.e., net expected payments), the unrealized gains and losses on credit derivatives are expected to reduce to zero as the exposure approaches its maturity date. With considerable volatility continuing in the market, unrealized gains (losses) on credit derivatives may fluctuate significantly in future periods. Expected losses to be paid in respect of contracts accounted for as credit derivatives are included in the discussion above: “—Losses in the insured portfolio.” See also “—Liquidity and Capital Resources—Liquidity Requirements and Sources.”

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

There are typically no quoted prices for its instruments or similar instruments as financial guaranty contracts do not typically trade in active markets. Observable inputs other than quoted market prices exist; however, these inputs reflect contracts that do not contain terms and conditions similar to those in the credit derivatives issued by the Company. Therefore, the valuation of the Company’s credit derivative contracts requires the use of models that contain significant, unobservable inputs, and are classified as Level 3 in the fair value hierarchy. See Note 5 of the Financial Statements, Fair Value Measurement.

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

Contractual cash flows are the most readily observable inputs since they are based on the CDS contractual terms. These variables include:

·      net premiums received and receivable on written credit derivative contracts,

·      net premiums paid and payable on purchased contracts,

·      losses paid and payable to credit derivative contract counterparties and

·      losses recovered and recoverable on purchased contracts.

These models are primarily developed internally based on market conventions for similar transactions that the Company observed in the past. There has been very limited new issuance activity in this market over the past three years and as of June 30, 2012, market prices for the Company’s credit derivative contracts were generally not available. Inputs include various market indices, credit spreads, the Company’s own credit spread, and estimated contractual payments to estimate the fair value of its credit derivatives.

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

Valuation models include management estimates and current market information. Management is also required to make assumptions of how the fair value of credit derivative instruments is affected by current market conditions. Management considers factors such as current prices charged for similar agreements when available, performance of underlying assets, life of the instrument and the nature and extent of activity in the financial guaranty credit derivative marketplace. The assumptions that management uses to determine the fair value may change in the future due to market conditions. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of these credit derivative products, actual experience may differ from the estimates reflected in the Company’s consolidated financial statements and the differences may be material.

Net Change in Fair Value of Credit Derivatives Gain (Loss)

	Second Quarter		Six Months
	2012	2011	2012	2011
	(in millions)
Net credit derivative premiums received and receivable	$34.2	$47.6	$63.1	$107.2
Net ceding commissions (paid and payable) received and receivable	(0.1)	0.8	(0.2)	2.2
Realized gains on credit derivatives	34.1	48.4	62.9	109.4
Terminations	(0.5)	(22.5)	(0.5)	(22.5)
Net credit derivative losses (paid and payable) recovered and recoverable	(56.3)	(36.7)	(142.0)	(62.3)
Total realized gains (losses) and other settlements on credit derivatives	(22.7)	(10.8)	(79.6)	24.6
Net unrealized gains (losses) on credit derivatives	283.4	(54.0)	(350.4)	(325.6)
Net change in fair value of credit derivatives	$260.7	$(64.8)	$(430.0)	$(301.0)

Net credit derivative premiums have declined in Second Quarter 2012 compared with Second Quarter 2011 due primarily to the decline in the net par outstanding to $78.4 billion at June 30, 2012 from $98.0 billion at June 30, 2011. In Second Quarter 2012 and Six Months 2012, CDS contracts totaling $0.6 billion and $0.8 billion in net par were terminated. In Second Quarter 2011 and Six Months 2011, CDS contracts totaling $5.2 billion and $7.7 billion in net par were terminated. Many of these contracts had carried high rating agency capital charges prior to termination. Because the Company no longer anticipates writing new business using a CDS form of execution, premiums are expected to decline in the foreseeable future. The increase in paid losses was due primarily to claims paid on an insured film securitization in First Quarter 2012 and higher claims payments on Alt-A RMBS transactions in 2012.

Net Change in Unrealized Gains (Losses) on Credit Derivatives By Sector

	Second Quarter		Six Months
Asset Type	2012	2011	2012	2011
	(in millions)
Pooled corporate obligations:
Collateralize loan obligations/Collateralized bond obligations	$—	$(3.6)	$7.3	$(1.6)
Synthetic investment grade pooled corporate	7.2	(0.8)	8.8	9.7
Synthetic high yield pooled corporate	(0.2)	3.5	10.6	0.7
TruPS CDOs	17.3	(15.5)	3.5	(36.3)
Market value CDOs of corporate obligations	0.1	(5.2)	(0.3)	(5.3)
Total pooled corporate obligations	24.4	(21.6)	29.9	(32.8)
U.S. RMBS:
Alt-A option ARMs and Alt-A first lien	174.7	28.1	(343.0)	(239.5)
Subprime first lien	39.0	(67.2)	12.9	(91.3)
Prime first lien	34.8	(12.8)	(51.3)	(12.2)
Closed end second lien and HELOCs	1.2	0.8	1.7	1.1
Total U.S. RMBS	249.7	(51.1)	(379.7)	(341.9)
Commercial mortgage-backed securities (“CMBS”)	0.1	9.8	0.3	10.5
Other(1)	9.2	8.9	(0.9)	38.6
Total	$283.4	$(54.0)	$(350.4)	$(325.6)
____________________
(1)           “Other” includes all other U.S. and international asset classes, such as commercial receivables, international infrastructure, international RMBS securities, and pooled infrastructure securities.

In Second Quarter 2012, U.S. RMBS unrealized fair value gains were generated primarily in the prime first lien, Alt-A, Option ARM and subprime RMBS sectors due to tighter implied net spreads. The tighter implied net spreads were primarily a result of the increased cost to buy protection in AGC's name as the market cost of AGC's credit protection increased. These transactions were pricing above their floor levels (or the minimum rate at which the Company would consider assuming these risks based on historical experience); therefore when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, increased the implied spreads that the Company would expect to receive on these transactions decreased. The cost of AGM's credit protection also increased during the quarter, but did not lead to significant fair value gains, as the majority of AGM policies continue to price at floor levels. In addition, Second Quarter 2012 includes an $84.7 million unrealized gain relating to R&W benefits from the Deutsche Bank Agreement.

During Six Months 2012, the cost to buy protection on AGC's name declined. This led to U.S. RMBS unrealized fair value losses which were generated primarily in the prime first lien, Alt-A and Option ARM RMBS sectors due to wider implied net spreads. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC's name as the market cost of AGC's credit protection decreased. These transactions were pricing above their floor levels; therefore when the cost of purchasing CDS protection on AGC decreased the implied spreads that the Company would expect to receive on these transactions increased. The cost of AGM's credit protection also decreased during Six Months 2012, but did not lead to significant fair value losses, as the majority of AGM policies continue to price at floor levels.

In Second Quarter 2011 U.S. RMBS unrealized fair value losses were generated primarily in the prime first lien and Subprime RMBS sectors due to wider implied net spreads. During Six Months 2011, U.S. RMBS unrealized fair value losses were generated primarily in the Option ARM, Alt-A first lien, and Subprime RMBS sectors due to wider implied net spreads. For both time periods, the wider implied net spreads were a result of price deterioration as well as the decreased cost to buy protection in AGC's name as the market cost of AGC's credit protection declined. These transactions were pricing above their floor levels; therefore when the cost of purchasing CDS protection on AGC declined the implied spreads that the Company would expect to receive on these transactions increased. The cost of AGM's credit protection remained relatively flat during the quarter. The unrealized fair value gain within the Other asset class resulted from price improvement on a XXX life-securitization policy. In Second Quarter 2011, the unrealized fair value gains in the Option ARM and Alt-A first lien sectors, were a result of an increase in fair value attributable to R&W benefits on several Alt-A first lien and Option ARM credit derivative transactions, as a result of a settlement with a CDS counterparty.

Five-Year CDS Spread on AGC and AGM

	As of June 30, 2012	As of March 31, 2012	As of December 31, 2011
Quoted price of CDS contract (in basis points):
AGC	904	743	1,140
AGM	652	555	778

Effect of the Company’s Credit Spread Change on
Unrealized Gains (Losses) on Credit Derivatives

	Second Quarter		Six Months
	2012	2011	2012	2011
	(in millions)
Change in unrealized gains (losses) of credit derivatives:
Before considering implication of the Company’s credit spreads	$(854.8)	$143.5	$(141.8)	$102.5
Resulting from change in the Company’s credit spreads	1,138.2	(197.5)	(208.6)	(428.1)
After considering implication of the Company’s credit spreads	$283.4	$(54.0)	$(350.4)	$(325.6)

Components of Credit Derivative Assets (Liabilities)

	As of June 30, 2012	As of December 31, 2011
	(in millions)
Credit derivative assets	$429.9	$468.9
Credit derivative liabilities	(2,095.9)	(1,772.8)
Net fair value of credit derivatives	$(1,666.0)	$(1,303.9)

Management believes that the trading level of AGC’s and AGM’s credit spreads are due to the correlation between AGC’s and AGM’s risk profile and the current risk profile of the broader financial markets and to increased demand for credit protection against AGC and AGM as the result of its financial guaranty volume, as well as the overall lack of liquidity in the CDS market. Offsetting the benefit attributable to AGC’s and AGM’s credit spread were higher credit spreads in the fixed income security markets . The higher credit spreads in the fixed income security market are due to the lack of liquidity in the high-yield CDO, Trust-Preferred CDO, and CLO markets as well as continuing market concerns over the most recent vintages of subprime RMBS.

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

	As of June 30, 2012		As of December 31, 2011
Credit Spreads(1)	Estimated Net Fair Value (Pre-tax)	Estimated Change in Gain/(Loss) (Pre-tax)	Estimated Net Fair Value (Pre-tax)	Estimated Change in Gain/(Loss) (Pre-tax)
	(in millions)
100% widening in spreads	$(3,462.1)	$(1,796.1)	$(2,739.7)	$(1,435.8)
50% widening in spreads	(2,564.0)	(898.0)	(2,023.6)	(719.7)
25% widening in spreads	(2,114.9)	(448.9)	(1,665.7)	(361.8)
10% widening in spreads	(1,845.4)	(179.4)	(1,450.9)	(147.0)
Base Scenario	(1,666.0)	—	(1,303.9)	—
10% narrowing in spreads	(1,509.2)	156.8	(1,188.7)	115.2
25% narrowing in spreads	(1,275.0)	391.0	(1,018.4)	285.5
50% narrowing in spreads	(893.6)	772.4	(741.4)	562.5
____________________

(1)	Includes the effects of spreads on both the underlying asset classes and the Company’s own credit spread.

Fair Value Gain (Loss) on Committed Capital Securities

Committed capital securities (“CCS”) consist of committed preferred trust securities which allow AGC and AGM to issue preferred stock to trusts created for the purpose of issuing such securities that invest in high quality investments and selling put options to AGC and AGM in exchange for cash. The fair value of CCS represents the difference between the present value of remaining expected put option premium payments under AGC’s CCS (the “AGC CCS Securities”) and AGM’s Committed Preferred Trust Securities (the “AGM CPS Securities”) agreements and the estimated present value that the Company would hypothetically have to pay currently for a comparable security.  The estimated current cost of the Company’s CCS depends on several factors, including broker-dealer quotes for the outstanding securities, the U.S.dollar forward swap curve, London Interbank Offered Rate (“LIBOR”) curve projections and the term the securities are estimated to remain outstanding. The unrealized loss for CCS for First Quarter 2012 was mainly driven by higher quotes received from broker-dealer, while the unrealized gain for CCS for Second Quarter 2012 was mainly driven by lower quotes received from the broker-dealer.

Changes in fair value of the CCS securities were recorded in the consolidated statements of operations. As of June 30, 2012 these securities were classified as Level 3 in the fair value hierarchy because there is a reliance on significant unobservable inputs to the valuation model, including the broker-dealer quote and the Company’s estimate of the term the securities will be outstanding. Prior to the third quarter 2011, the significant market inputs used were observable; therefore, the Company classified this fair value measurement as Level 2. The CCS were transferred to Level 3 on the fair value hierarchy in the third quarter of 2011 because the Company was no longer able to obtain the same level of pricing information as in past quarters.

Change in Unrealized Gain (Loss) on Committed Capital Securities

	Second Quarter		Six Months
	2012	2011	2012	2011
	(in millions)
AGC CCS Securities	$1.6	$0.3	$(6.9)	$0.6
AGM CPS Securities	2.7	0.3	(2.7)	0.5
Total	$4.3	$0.6	$(9.6)	$1.1

Provision for Income Tax

Deferred income tax assets and liabilities are established for the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Such temporary differences relate principally to unrealized gains and losses on investments and credit derivatives, FG VIE fair value adjustments, loss and LAE reserve, unearned premium reserve and tax attributes for net operating losses, alternative minimum tax (“AMT”) credits and foreign tax credits. As of June 30, 2012 and December 31, 2011, the Company had a net deferred income tax asset of $815.1 million and $803.5 million, respectively. As of June 30, 2012, the Company has foreign tax credits carried forward of $30.2 million which expire in 2018 through 2021. As of June 30, 2012, the Company has AMT credits of $32.0 million which do not expire. Foreign tax credits of $22.3 million are from its acquisition of Assured Guaranty Municipal Holdings Inc. (“AGMH”) on July 1, 2009 (“AGMH Acquisition”). The Internal Revenue Code limits the amounts of foreign tax credits and AMT credits the Company may utilize each year.

For the Second Quarter 2012 income tax expense was $177.1 million and Second Quarter 2011 income tax benefit was $48.2 million. The Company’s effective tax rate was 32.0% for Second Quarter 2012 and 52.8% for Second Quarter 2011. For Six Months 2012 income tax benefit was $35.5 million and Six Months 2011 income tax expense was $25.7 million. The Company’s effective tax rate was 25.0% for Six Months 2012 and 21.1% for Six Months 2011. The Company’s effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, United Kingdom (“U.K.”) subsidiaries taxed at the U.K. blended marginal corporate tax rate of 24.5% unless subject to U.S. tax by election or as a U.S. controlled foreign corporation, and no taxes for the Company’s Bermuda holding company and subsidiaries unless subject to U.S tax by election or as a U.S. controlled foreign corporation. For periods subsequent to April 1, 2012, the U.K. corporation tax rate has been reduced to 24%, for the periods April 1, 2011 to April 1, 2012, the U.K. corporation tax rate was 26% resulting in a blended tax rate of 24.5% in 2012 and prior to April 1, 2011, the U.K. corporation rate was 28% resulting in a blended tax rate of 26.5% in 2011. Accordingly, the Company’s overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions. Second Quarter 2012 and Second Quarter 2011 had disproportionate income and losses across jurisdictions, offset by tax-exempt interest, and are the primary reasons for the 32.0% and 52.8% effective tax rates, respectively. Six Months 2012 and Six Months 2011 had disproportionate losses and income across jurisdictions, offset by tax-exempt interest, and are the primary reasons for the 25.0% and 21.1% effective tax rates, respectively.

Financial Guaranty Variable Interest Entities

Pursuant to GAAP, the Company evaluated its power to direct the significant activities that most significantly impact the economic performance of VIEs that have debt obligations insured by the Company and, accordingly, where the Company is obligated to absorb VIE losses that could potentially be significant to the VIE. As of June 30, 2012. the Company determined that, based on the assessment of its control rights over servicer or collateral manager replacement, given that servicing/managing collateral were deemed to be the VIEs’ most significant activities, 34 VIEs required consolidation, compared to 33 FG VIEs consolidated at December 31, 2011. The following table presents the effects on reported GAAP income resulting from consolidating these FG VIEs and eliminating their related insurance and investment accounting entries and represents a difference between GAAP reported net income and non-GAAP operating income. See “—Non-GAAP Financial Measures—Operating Income” below.

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

Effect of Consolidating FG VIEs on Net Income (Loss)

	Second Quarter		Six Months
	2012	2011	2012	2011
	(in millions)
Net earned premiums	$(15.5)	$(18.3)	$(32.5)	$(37.4)
Net investment income	(2.6)	(0.4)	(5.8)	(0.7)
Net realized investment gains (losses)	2.1	0.2	3.5	0.5
Fair value gains (losses) on FG VIEs	172.4	(174.3)	135.8	(54.7)
Loss and LAE	(0.5)	16.9	2.7	67.6
Total pretax effect on net income	155.9	(175.9)	103.7	(24.7)
Less: tax provision (benefit)	54.6	(61.6)	36.3	(8.6)
Total effect on net income (loss)	$101.3	$(114.3)	$67.4	$(16.1)

Fair value gains (losses) on FG VIEs represents the net change in fair value on the consolidated FG VIEs’ assets and liabilities that is reported under GAAP. Management expects the fair value gains and losses to reverse to zero as the contract approaches maturity, except for net economic payments made by or to AGC and AGM. During Second Quarter 2012, the Company recorded a pre-tax net fair value gain of consolidated financial guaranty VIEs of $172.4 million. The majority of this gain, $160.9 million, is a result of a R&W settlement with Deutsche Bank during the period, which guaranteed specific levels of loss payments on four FG policies that are also VIEs. This was also the primary driver of the $135.8 million pre-tax fair value gain of consolidated financial guaranty VIEs during Six Months 2012. The Six Months 2012 amount was partially offset by an unrealized loss in First Quarter 2012, which resulted from price appreciation on wrapped FG VIE liabilities, as market participants gave more value to the guarantees provided by the Company. A pre-tax fair value loss of approximately $174.3 million was recorded on the consolidated FG VIEs during Second Quarter 2011 and was primarily driven by the consolidation of eight new VIEs, as well as two existing transactions in which the fair value of the underlying collateral depreciated, while the price of the wrapped senior bonds was largely unchanged from the prior quarter. This was also the primary driver of the $54.7 million pre-tax net unrealized loss in the fair value of consolidated financial guaranty VIEs during Six Months 2011. The Six Months 2011 amount was partially offset by an unrealized gain in the three-months period ended March 31, 2011, which resulted from longer liquidation time lines on RMBS transactions, which resulted in an increased value for the FG VIE assets.

Expected losses to be recovered in respect of consolidated FG VIEs, which were $65.7 million as June 30, 2012 and $106.7 million as of December 31, 2011, are included in the discussion of “—Losses in the Insured Portfolio” above.

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

Operating Income

Reconciliation of Net Income (Loss) to Operating Income

	Second Quarter		Six Months
	2012	2011	2012	2011
	(in millions)
Net income (loss)	$376.5	$(43.1)	$(106.5)	$96.2
Less after-tax adjustments:
Realized gains (losses) on investments	(4.8)	(2.8)	(5.5)	(0.9)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	159.4	(73.6)	(357.6)	(291.3)
Fair value gains (losses) on CCS	2.9	0.4	(6.2)	0.7
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	3.7	3.8	10.2	13.0
Effect of consolidating FG VIEs	101.3	(114.3)	67.4	(16.1)
Operating income	$114.0	$143.4	$185.2	$390.8

The decrease in operating income in Second Quarter 2012 was primarily attributable to the declines in net earned premiums and credit derivative revenues despite higher refundings and accelerations, higher losses due to the decline in the risk-free rates used to discount reserves and higher expected losses in the public finance and non-RMBS insured portfolio. In addition, operating losses in non-taxable jurisdictions were proportionately higher than Second Quarter 2011 resulting in a higher effective tax rate. Operating income in Six Months 2012 includes the increase in Greek sovereign losses to a full limit loss. Operating income in Six Months 2011 included the R&W benefit taken on transactions covered by the Bank of America Agreement and updated R&W assumptions on transactions with other counterparties which was supported by the recovery realization rates in the Bank of America Agreement.

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

4)            Elimination of the after-tax foreign exchange gains (losses) on remeasurement of net premium receivables and loss and LAE reserves. Long-dated receivables constitute a significant portion of the net premium receivable balance and represent the present value of future contractual or expected collections. Therefore, the current period’s foreign exchange remeasurement gains (losses) are not necessarily indicative of the total foreign exchange gains (losses) that the Company will ultimately recognize.

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

Reconciliation of Shareholders’ Equity
to Adjusted Book Value

	As of June 30, 2012		As of December 31, 2011
	Total	Per Share	Total	Per Share
	(dollars in millions, except per share amounts)
Shareholders’ equity	$4,724.1	$24.36	$4,651.6	$25.52
Less after-tax adjustments:
Effect of consolidating FG VIEs	(339.3)	(1.75)	(405.2)	(2.22)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(862.2)	(4.44)	(498.0)	(2.74)
Fair value gains (losses) on CCS	28.8	0.15	35.0	0.19
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	386.2	1.99	318.4	1.75
Operating shareholders’ equity	5,510.6	28.41	5,201.4	28.54
After-tax adjustments:
Less: Deferred acquisition costs	170.9	0.88	174.1	0.95
Plus: Net present value of estimated net future credit derivative revenue	258.2	1.33	302.3	1.66
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	3,516.1	18.13	3,658.0	20.07
Adjusted book value	$9,114.0	$46.99	$8,987.6	$49.32

As of June 30, 2012, shareholders’ equity increased slightly to $4.7 billion from December 31, 2011 due primarily to the issuance of common shares and unrealized gains on the investment portfolio, offset in part by net loss of $106.5 million, share repurchases and dividends. Adjusted book value increased slightly, mainly due to the issuance of common shares, new business and commutations of reassumed business, partially offset by economic loss development. Shares outstanding increased by 11.7 million due primarily to the issuance of 13.4 million common shares , partially offset by the Company's repurchase of 2.1 million common shares in Six Months 2012.

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

4)            Elimination of the after-tax unrealized gains (losses) on the Company’s investments that are recorded as a component of accumulated other comprehensive income (“AOCI”) (excluding foreign exchange remeasurement). The AOCI component of the fair value adjustment on the investment portfolio is not deemed economic because the Company generally holds these investments to maturity and therefore should not recognize an economic gain or loss.

Management believes that adjusted book value is a useful measure because it enables an evaluation of the net present value of the Company’s in-force premiums and revenues in addition to operating shareholders’ equity. The premiums and revenues included in adjusted book value will be earned in future periods, but actual earnings may differ materially from the estimated amounts used in determining current adjusted book value due to changes in foreign exchange rates, prepayment speeds, terminations, credit defaults and other factors. Many investors, analysts and financial news reporters use adjusted book value to evaluate AGL’s share price and as the basis of their decision to recommend, buy or sell the AGL common shares. Adjusted book value is operating shareholders’ equity, as defined above, further adjusted for the following:

1)            Elimination of after-tax deferred acquisition costs, net. These amounts represent net deferred expenses that have already been paid or accrued and will be expensed in future accounting periods.

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

Net Present Value of Estimated Net Future Credit Derivative Revenue

Management believes that this amount is a useful measure because it enables an evaluation of the value of future estimated credit derivative revenue. There is no corresponding GAAP financial measure. This amount represents the present value of estimated future revenue from the Company’s credit derivative in-force book of business, net of reinsurance, ceding commissions and premium taxes, for contracts without expected economic losses, and is discounted at 6%. Estimated net future credit derivative revenue may change from period to period due to changes in foreign exchange rates, prepayment speeds, terminations, credit defaults or other factors that affect par outstanding or the ultimate maturity of an obligation.

PVP or Present Value of New Business Production

Reconciliation of PVP to Gross Written Premiums

	Second Quarter		Six Months
	2012	2011	2012	2011
	(in millions)
Total PVP	$49.6	$51.9	$105.9	$104.4
Less: Financial guaranty installment premium PVP	2.9	5.9	6.9	24.6
Total: Financial guaranty upfront gross written premiums	46.7	46.0	99.0	79.8
Plus: Financial guaranty installment gross written premiums	(16.0)	(29.0)	20.1	(74.3)
Total gross written premiums	$30.7	$17.0	$119.1	$5.5

Management believes that PVP is a useful measure because it enables the evaluation of the value of new business production for the Company by taking into account the value of estimated future installment premiums on all new contracts underwritten in a reporting period as well as premium supplements and additional installment premium on existing contracts as to which the issuer has the right to call the insured obligation but has not exercised such right, whether in insurance or credit derivative contract form, which GAAP gross premiums written and the net credit derivative premiums received and receivable portion of net realized gains and other settlement on credit derivatives (“Credit Derivative Revenues”) do not adequately measure. PVP in respect of financial guaranty contracts written in a specified period is defined as gross upfront and installment premiums received and the present value of gross estimated future installment premiums, in each case, discounted at 6%. For purposes of the PVP calculation, management discounts estimated future installment premiums on insurance contracts at 6%, while under GAAP, these amounts are discounted at a risk free rate. Additionally, under GAAP, management records future installment premiums on financial guaranty insurance contracts covering non-homogeneous pools of assets based on the contractual term of the transaction, whereas for PVP purposes, management records an estimate of the future installment premiums the Company expects to receive, which may be based upon a shorter period of time than the contractual term of the transaction. Actual future net earned or written premiums and Credit Derivative Revenues may differ from PVP due to factors including, but not limited to, changes in foreign exchange rates, prepayment speeds, terminations, credit defaults, or other factors that affect par outstanding or the ultimate maturity of an obligation.

Insured Portfolio

The following tables present the insured portfolio by asset class net of cessions to reinsurers as of June 30, 2012 and December 31, 2011. See Note 11 of the Financial Statements, Reinsurance and Other Monoline Exposures, for information related to reinsurers. It includes all financial guaranty contracts outstanding as of the dates presented, regardless of the form written (i.e. credit derivative form or traditional financial guaranty insurance form) or the applicable accounting model (i.e. insurance, derivative or VIE accounting).

Net Par Outstanding and Average Internal Rating by Asset Class

	As of June 30, 2012		As of December 31, 2011
Sector	Net Par Outstanding	Avg. Rating	Net Par Outstanding	Avg. Rating
	(dollars in millions)
Public finance:
U.S.:
General obligation	$176,644	A+	$173,061	A+
Tax backed	79,234	A+	78,006	A+
Municipal utilities	64,867	A	65,204	A
Transportation	37,091	A	35,396	A
Healthcare	19,934	A	19,495	A
Higher education	16,076	A+	15,677	A+
Housing	5,593	AA-	5,696	AA-
Infrastructure finance	4,228	BBB	4,110	BBB
Investor-owned utilities	1,109	A-	1,124	A-
Other public finance—U.S.	5,101	A	5,304	A-
Total public finance—U.S.	409,877	A+	403,073	A+
Non-U.S.:
Infrastructure finance	15,363	BBB	15,405	BBB
Regulated utilities	12,922	BBB+	13,260	BBB+
Pooled infrastructure	3,114	AA-	3,130	AA-
Other public finance—non-U.S.	7,370	A	7,251	A+
Total public finance—non-U.S.	38,769	BBB+	39,046	BBB+
Total public finance	448,646	A	442,119	A
Structured finance:
U.S.:
Pooled corporate obligations	47,217	AAA	51,520	AAA
RMBS	19,892	BB+	21,567	BB+
CMBS and other commercial real estate related exposures	4,470	AAA	4,774	AAA
Financial products(1)	4,234	AA-	5,217	AA-
Consumer receivables	3,316	A+	4,326	AA-
Insurance securitizations	1,790	A+	1,893	A+
Commercial receivables	964	BBB	1,214	BBB
Structured credit	315	CCC+	424	B-
Other structured finance—U.S.	1,232	BBB+	1,299	A-
Total structured finance—U.S.	83,430	AA-	92,234	AA-
Non-U.S.:
Pooled corporate obligations	15,662	AAA	17,731	AAA
Commercial receivables	1,588	A-	1,865	A-
RMBS	1,425	AA	1,598	AA
Insurance securitizations	923	CCC-	964	CCC-
Structured credit	786	BBB	979	BBB
CMBS and other commercial real estate related exposures	97	AAA	180	AAA
Other structured finance—non-U.S.	377	Super Senior	378	Super Senior
Total structured finance—non-U.S.	20,858	AA	23,695	AA
Total structured finance	104,288	AA-	115,929	AA-
Total net par outstanding	$552,934	A+	$558,048	A+

The June 30, 2012 and December 31, 2011 amounts above include $52.7 billion and $59.6 billion, respectively, of AGM structured finance net par outstanding. AGM has not insured a mortgage-backed transaction since January 2008 and announced its complete withdrawal from the structured finance market in August 2008. The structured finance transactions that remain in AGM’s insured portfolio are of double-A average underlying credit quality, according to the Company’s internal rating system. Management expects AGM’s structured finance portfolio to run-off rapidly: 12% by year-end 2012, 59% by year end 2014, and 73% by year-end 2016.

The following tables set forth the Company’s net financial guaranty portfolio as of June 30, 2012 and December 31, 2011 by internal rating:

Financial Guaranty Portfolio by Internal Rating

	As of June 30, 2012
	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
Super senior	$—	—%	$1,109	2.8%	$15,157	18.2%	$4,777	22.9%	$21,043	3.8%
AAA	4,771	1.2	1,388	3.6	32,947	39.5	9,225	44.2	48,331	8.7
AA	136,709	33.3	998	2.6	10,416	12.5	889	4.3	149,012	27.0
A	220,154	53.7	10,657	27.5	4,692	5.6	1,352	6.5	236,855	42.8
BBB	43,836	10.7	22,102	57.0	4,201	5.0	2,740	13.1	72,879	13.2
BIG	4,407	1.1	2,515	6.5	16,017	19.2	1,875	9.0	24,814	4.5
Total net par outstanding	$409,877	100.0%	$38,769	100.0%	$83,430	100.0%	$20,858	100.0%	$552,934	100.0%

	As of December 31, 2011
	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
Super senior	$—	—%	$1,138	2.9%	$16,756	18.2%	$5,660	23.9%	$23,554	4.2%
AAA	5,074	1.3	1,381	3.5	35,736	38.7	10,231	43.2	52,422	9.4
AA	139,693	34.6	1,056	2.7	12,575	13.6	976	4.1	154,300	27.7
A	213,164	52.9	11,744	30.1	4,115	4.5	1,518	6.4	230,541	41.3
BBB	40,635	10.1	21,399	54.8	5,044	5.5	3,391	14.3	70,469	12.6
BIG	4,507	1.1	2,328	6.0	18,008	19.5	1,919	8.1	26,762	4.8
Total net par outstanding	$403,073	100.0%	$39,046	100.0%	$92,234	100.0%	$23,695	100.0%	$558,048	100.0%

In First Quarter 2012, the Company reclassified as AA 80% of the net par outstanding of those first lien transactions that are covered by the Bank of America Agreement and that the Company otherwise internally rated below AA. The Company reclassified those amounts as AA exposure due to the eligible assets that Bank of America has placed into trust in order to collateralize its reimbursement obligation relating to such first lien transactions. This reclassification resulted in a decrease of net outstanding par rated BIG as of December 31, 2011 by $1,452 million from that previously reported.

Selected European Exposure

 Several European countries are experiencing significant economic, fiscal and / or political strains such that the likelihood of default on obligations with a nexus to those countries may be higher than the Company anticipated when such factors did not exist. The Company is closely monitoring its exposures in European countries where it believes heightened uncertainties exist: specifically, Greece, Hungary, Ireland, Italy, Portugal and Spain (the “Selected European Countries”). The Company selected these European countries based on its view that their credit fundamentals are deteriorating, as well as on published reports identifying countries that may be experiencing reduced demand for their sovereign debt in the current environment. See “—Selected European Countries” below for an explanation of the circumstances in each country leading the Company to select that country for further discussion.

Economic Exposure to the Selected European Countries

The Company’s economic exposure to the Selected European Countries (based on par for financial guaranty contracts and notional amount for financial guaranty contracts accounted for as derivatives) is shown in the following tables, both gross and net of ceded reinsurance:

Gross Economic Exposure to Selected European Countries(1)
June 30, 2012

	Greece(2)	Hungary	Ireland	Italy	Portugal	Spain	Total
	(in millions)
Sovereign and sub-sovereign exposure:
Public finance	$398	$—	$—	$1,313	$133	$412	$2,256
Infrastructure finance	—	457	23	340	99	168	1,087
Sub-total	398	457	23	1,653	232	580	3,343
Non-sovereign exposure:
Regulated utilities	—	—	—	241	—	13	254
RMBS	—	225	133	555	—	—	913
Commercial receivables	—	1	19	28	15	19	82
Pooled corporate	32	—	236	246	15	544	1,073
Sub-total	32	226	388	1,070	30	576	2,322
Total	$430	$683	$411	$2,723	$262	$1,156	$5,665
Total BIG	$398	$549	$8	$255	$151	$549	$1,910

Net Economic Exposure to Selected European Countries(1)
June 30, 2012

	Greece(2)	Hungary	Ireland	Italy	Portugal	Spain	Total
	(in millions)
Sovereign and sub-sovereign exposure:
Public finance	$276	$—	$—	$977	$110	$257	$1,620
Infrastructure finance	—	430	23	322	99	165	1,039
Sub-total	276	430	23	1,299	209	422	2,659
Non-sovereign exposure:
Regulated utilities	—	—	—	222	—	12	234
RMBS	—	215	133	489	—	—	837
Commercial receivables	—	1	19	26	14	18	78
Pooled corporate	31	—	208	227	14	492	972
Sub-total	31	216	360	964	28	522	2,121
Total	$307	$646	$383	$2,263	$237	$944	$4,780
Total BIG	$276	$516	$8	$238	$127	$391	$1,556
____________________
(1)                                 While the Company’s exposures are shown in U.S. dollars, the obligations the Company insures are in various currencies, including U.S. dollars, Euros and British pounds sterling. Included in both tables above is $133 million of reinsurance assumed on a 2004 - 2006 pool of Irish residential mortgages that is part of the Company’s remaining legacy mortgage reinsurance business. One of the residential mortgage-backed securities included in the table above includes residential mortgages in both Italy and Germany, and only the portion of the transaction equal to the portion of the original mortgage pool in Italian mortgages is shown in the tables.

(2) As of June 30, 2012, the Company had established a full limit loss on this exposure. The Company accelerated claims under its financial guaranty on the July payment date with respect to the 2057 bonds and intends to accelerate claims on or after the September payment date with respect to the 2037 bonds.

The Company has not guaranteed any sovereign bonds of the Selected European Countries other than Greece. (The remainder of the “Public Finance Category” is from transactions backed by receivable payments from sub-sovereigns in Italy, Spain and Portugal.)

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
June 30, 2012

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

The following table shows the Company’s indirect economic exposure (net of reinsurance) to the Selected European

Countries in pooled corporate obligations and commercial receivable transactions calculated as the percent of the obligation insured by the Company (based on par for financial guaranty contracts and notional amount for financial guaranty contracts accounted for as derivatives) equal to the percent of the relevant collateral pool reported as having a nexus to the Selected European Countries:

Net Indirect Exposure to Selected European Countries
June 30, 2012

	Greece	Hungary	Ireland	Italy	Portugal	Spain	Total
	(dollars in millions)
Pooled corporate
$ millions	$31	$—	$208	$227	$14	$492	$972
Average proportion	1.8%	—	2.6%	3.1%	1.2%	4.1%	3.2%
Commercial receivables
$ millions	$—	$1	$19	$26	$14	$18	$78
Average proportion	—%	4.2%	8.9%	3.6%	2.3%	2.1%	3.2%
Total $ millions	$31	$1	$227	$253	$28	$510	$1,050

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

On February 27, 2012, the Hellenic Republic of Greece was downgraded by S&P from “CC” to “SD” (selective default). Following the March 9, 2012 conclusion of an exchange of EUR177 billion of Greece’s sovereign debt that is governed by Greek law, the rating agency assigned a “CCC” issue rating to the new bonds. Moody’s had previously downgraded Greece from “Ca” to “C”, which is the lowest rating on Moody’s rating scale. Despite the exchange, which substantially lowered Greece’s debt burden, the country still faces a precarious fiscal position and generally uncertain economic prospects. As of June 30, 2012 the Company had exposure to sovereign debt of Greece through financial guarantees of €200.0 million of debt (€165.1 million on a net basis) due in 2037 with a 4.5% fixed coupon and €114.3 million of inflation-linked debt (€52.7 million on a net basis) due in 2057 with a 2.085% coupon. On February 24, 2012, Greece announced the terms of exchange offers and consent solicitations that requested the voluntary participation by holders of certain Greek bonds, including the insured 2037 and 2057 bonds, in an exchange that would result in the cancellation of such bonds in exchange for a package of replacement securities with lower principal amounts, and requested the consent of holders to amendments of the bonds that could be used to impose the same terms on holders that do not voluntarily participate in the exchange.  In March 2012, the exchange was imposed through collective action clauses on the Company’s exposure to the 2037 bonds.  In April 2012, the Company consented to the exchange with respect to its exposure on the 2057 bonds.  The exchanges have caused the Company to recognize an inception to date economic loss development of $311.7 million gross of reinsurance and $216.2 million net of reinsurance as of June 30, 2012, an increase from the equivalent amounts of $64.7 million gross of reinsurance and $42.6 million net of reinsurance and net of salvage received in the form of such exchanged securities, as of December 31, 2011. The Company accelerated claims under its financial guaranty on the July payment date with respect to the 2057 bonds and intends to accelerate claims on or after the September payment date with respect to the 2037 bonds. See “—Results of Operations—Consolidated Results of Operations—Losses in the Insured Portfolio.”

The Republic of Italy was downgraded to “BBB+” from “A” by S&P on January 13, 2012 and to “A3” from “A2” by Moody’s on February 13, 2012. The worsening domestic and global economic climate, high levels of public debt, limited funding availability and fiscal consolidation measures have had a negative impact on the Republic of Italy’s economic growth prospects and credit ratings. Yields on Italian sovereign debt remain volatile at a time when financing needs are high. The Company’s sovereign exposure to Italy depends on payments by Italian governmental sub-sovereigns in connection with infrastructure financings or for services already rendered. The Company internally rates one of the infrastructure transactions ($238.2 million net par) below investment grade. The Company’s non-sovereign Italian exposure is to securities backed by Italian residential mortgages or in one case a government-sponsored water utility. The Company is closely monitoring the ability and willingness of these obligors to make timely payments on their obligations.

The Republic of Hungary, currently rated “BB+” and “Ba1” by S&P and Moody’s, respectively, has been negatively impacted over the past five years by constrained fiscal flexibility and external imbalances, including a current account deficit and large, unhedged foreign currency exposures at the household level (since some households took out mortgages denominated in foreign currencies). In October 2008 Hungary requested and later received financial assistance from the EU and the International Monetary Fund (“IMF”). Hungary again requested financial assistance in November 2011, with a potential financial package currently being negotiated. The Company’s sovereign exposure to Hungarian credits includes infrastructure financings dependent on payments by government agencies. The Company rates one of the infrastructure financings ($392.7 million net par) below investment grade. The Company is closely monitoring developments with respect to the ability and willingness of these entities to meet their payment obligations. The Company’s non-sovereign exposure to Hungary comprises primarily covered mortgage bonds issued by Hungarian banks. The Company rates the covered bonds of one of the banks ($123.3 million net par) below investment grade.

The Kingdom of Spain was downgraded by S&P on April 26, 2012 to “BBB+” from “A” and by Moody’s on June 13, 2012 to “Baa3” from “A3” . Spain’s financial profile and credit ratings have deteriorated over the past few years, partly as a result of large borrowing needs in the context of a challenging funding environment. The weakening of the country’s real estate sector has resulted in the deterioration of the banking system’s financial profile, in particular that of the savings and loans. The regional finances are also a source of concern, given the fiscal slippage exhibited by some of the regions. Fiscal consolidation measures are being implemented in an environment of economic contraction and high unemployment. Yields on Spanish sovereign debt continue to exhibit significant volatility. The Company’s exposure to Spanish credits includes infrastructure financings dependent on payments by sub-sovereigns and government agencies, financings dependent on lease and other payments by sub-sovereigns and government agencies, and an issuance by a regulated utility. The Company rates two of the infrastructure financings ($145.2 million aggregate net par) and one public finance transaction ($246.1 million net par) below investment grade. The Company is closely monitoring developments with respect to the ability and willingness of these entities to meet their payment obligations.

The Republic of Portugal was downgraded by S&P on January 13, 2012 to “BB” from “BBB-”and to “Ba3” from “Ba2” by Moody’s on February 13, 2012. Over the past three years, the Republic of Portugal’s economy and credit ratings have been adversely affected by fiscal imbalances, high indebtedness and the difficult macroeconomic situation generally facing the countries in the euro area. In order to stabilize its debt position, in April 2011 Portugal requested and subsequently received financial assistance from the EU and the IMF. In return, Portugal agreed to a set of deficit reduction and debt targets. The meeting of these targets will likely represent a significant burden on the Portuguese economy in an environment of decelerating economic activity and volatile bank and sovereign credit markets. Yields on Portuguese sovereign debt continue to exhibit significant volatility. The Company’s exposure to Portuguese credits includes infrastructure financings dependent on payments by sub-sovereigns and government agencies and financings dependent on lease payments by sub-sovereigns and government agencies. The Company rates four of these transactions ($126.8 million aggregate net par) below investment grade. The Company is closely monitoring developments with respect to the ability and willingness of these entities to meet their payment obligations.

The Republic of Ireland, currently rated “BBB+” and “Ba1” by S&P and Moody’s, respectively, has been adversely affected over the past few years by the weakening global economic environment and the need to provide wide-ranging support to its banking sector, which resulted in a rapid deterioration of the country’s public finances. In November 2010, the Republic of Ireland applied for and subsequently received a financial assistance package from the EU and the IMF. The package included an allocation to support the Irish banking system. Ireland’s fiscal consolidation plan is being implemented in the context of a severe economic contraction and restricted availability of credit. The Company’s exposure to Irish credits includes exposure in a pool of infrastructure financings dependent on payments by a sub-sovereign and mortgage reinsurance on a pool of Irish residential mortgages originated in 2004-2006 left from its legacy mortgage reinsurance business. Only $7.9 million of the Company’s exposure to Ireland is below investment grade, and it is indirect in non-sovereign pooled corporate transactions.

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

The Company monitors its investment grade credits to determine whether any new credits need to be internally downgraded to BIG. The Company refreshes its internal credit ratings on individual credits in quarterly, semi-annual or annual cycles based on the Company’s view of the credit’s quality, loss potential, volatility and sector. Ratings on credits in sectors identified as under the most stress or with the most potential volatility are reviewed every quarter. The Company’s insured credit ratings on assumed credits are based on the Company’s reviews of low-rated credits or credits in volatile sectors, unless such information is not available, in which case, the ceding company’s credit rating of the transactions are used. The Company models most assumed RMBS credits with par above $1 million, as well as certain RMBS credits below that amount.

Credits identified as BIG are subjected to further review to determine the probability of a loss (see “—Results of Operations—Consolidated Results of Operations—Losses in the Insured Portfolio” above). Surveillance personnel then assign each BIG transaction to the appropriate BIG surveillance category based upon whether a lifetime loss is expected and whether a claim has been paid. The Company expects “lifetime losses” on a transaction when the Company believes there is at least a 50% chance that, on a present value basis, it will pay more claims over the life of that transaction than it ultimately will have been reimbursed. For surveillance purposes, the Company calculates present value using a constant discount rate of 5%. (A risk free rate is used for recording of reserves for financial statement purposes.)

Intense monitoring and intervention is employed for all BIG surveillance categories, with internal credit ratings reviewed quarterly. The three BIG categories are:

·                  BIG Category 1: Below-investment-grade transactions showing sufficient deterioration to make lifetime losses possible, but for which none are currently expected. Transactions on which claims have been paid but are expected to be fully reimbursed (other than investment grade transactions on which only liquidity claims have been paid) are in this category.

·                  BIG Category 2: Below-investment-grade transactions for which lifetime losses are expected but for which no claims (other than liquidity claims which is a claim that the Company expects to be reimbursed within one year) have yet been paid.

·                  BIG Category 3: Below-investment-grade transactions for which lifetime losses are expected and on which claims (other than liquidity claims) have been paid. Transactions remain in this category when claims have been paid and only a recoverable remains.

Net Par Outstanding for Below Investment Grade Credits
By Category Below-Investment-Grade Credits

	As of June 30, 2012
	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$7,467	$2,574	$10,041	164	35	199
Category 2	3,353	2,455	5,808	79	34	113
Category 3	6,894	2,071	8,965	132	25	157
Total BIG	$17,714	$7,100	$24,814	375	94	469

	As of December 31, 2011
	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$8,297	$3,953	$12,250	171	40	211
Category 2	3,458	1,523	4,981	71	33	104
Category 3	7,204	2,327	9,531	126	26	152
Total BIG	$18,959	$7,803	$26,762	368	99	467
 ____________________
(1)                                  Includes net par outstanding of FG VIE.

(2)                                  A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making Debt Service payments.

Exposure to Residential Mortgage-Backed Securities

The tables below provide information on the risk ratings and certain other risk characteristics of the Company’s financial guaranty insurance and credit derivative RMBS exposures as of June 30, 2012. U.S. RMBS exposures represent 3.6% of the total net par outstanding and BIG U.S. RMBS represent 48% of total BIG net par outstanding. The tables presented provide information with respect to the underlying performance indicators of this book of business. Please refer to Note 4 of the Financial Statements, Financial Guaranty Insurance Contracts, for a discussion of expected losses to be paid on U.S. RMBS exposures.

Net par outstanding in the following tables are based on values as of June 30, 2012. All performance information such as pool factor, subordination, cumulative losses and delinquency is based on June 30, 2012 information obtained from third parties and/or provided by the trustee and may be subject to restatement or correction.

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

U.S. Prime First Lien in the tables below includes primarily prime first lien plus an insignificant amount of other miscellaneous RMBS transactions.

Distribution of U.S. RMBS by Internal Rating and Type of Exposure as of June 30, 2012

Ratings:	Prime First Lien	Closed End Second Lien	HELOC	Alt-A First Lien	Option ARM	Subprime First Lien	Total Net Par Outstanding
	(in millions)
AAA	$6	$0	$87	$275	$—	$2,357	$2,725
AA	124	128	169	507	482	1,627	3,036
A	2	0	261	10	36	874	1,183
BBB	49	—	23	297	115	538	1,022
BIG	510	869	2,981	3,850	1,359	2,358	11,925
Total exposures	$690	$997	$3,520	$4,939	$1,991	$7,754	$19,892

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of June 30, 2012

Year insured:	Prime First Lien	Closed End Second Lien	HELOC	Alt-A First Lien	Option ARM	Subprime First Lien	Total Net Par Outstanding
	(in millions)
2004 and prior	$38	$1	$266	$109	$41	$1,447	$1,901
2005	172	—	796	607	89	226	1,892
2006	113	442	1,038	401	383	3,262	5,638
2007	367	555	1,421	2,462	1,396	2,724	8,925
2008	—	—	—	1,360	82	95	1,537
Total exposures	$690	$997	$3,520	$4,939	$1,991	$7,754	$19,892

Distribution of U.S. RMBS by Internal Rating and Year Insured as of June 30, 2012

Year insured:	AAA Rated	AA Rated	A Rated	BBB Rated	BIG Rated	Total
	(dollars in millions)
2004 and prior	$1,226	$83	$59	$192	$341	$1,901
2005	159	228	—	74	1,430	1,892
2006	1,203	1,423	830	196	1,986	5,638
2007	6	1,302	294	478	6,845	8,925
2008	132	—	—	82	1,323	1,537
Total exposures	$2,725	$3,036	$1,183	$1,022	$11,925	$19,892
% of total	13.7%	15.3%	5.9%	5.1%	60.0%	100.0%

Distribution of Financial Guaranty Direct U.S. RMBS
Insured January 1, 2005 or Later by Exposure Type, Average Pool Factor, Subordination,
Cumulative Losses and 60+ Day Delinquencies as of June 30, 2012

U.S. Prime First Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$169	35.2%	4.9%	1.8%	12.5%	6
2006	113	54.9	8.6	0.2	17.8	1
2007	367	47.6	7.1	4.8	19.5	1
2008	—	—	—	—	—	—
	$649	45.6%	6.8%	3.2%	17.4%	8

U.S. Closed End Second Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$—	—%	—%	—%	—%	—
2006	432	13.7	—	61.9	9.9	2
2007	555	16.2	—	68.0	8.7	10
2008	—	—	—	—	—	—
	$986	15.1%	—%	65.3%	9.2%	12

U.S. HELOC

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$747	16.0%	2.9%	16.0%	11.4%	6
2006	1,017	25.5	3.0	35.2	8.8	7
2007	1,421	40.6	3.1	30.6	6.6	9
2008	—	—	—	—	—	—
	$3,184	30.0%	3.0%	28.7%	8.4%	22

U.S. Alt-A First Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$605	31.6%	9.1%	6.5%	19.6%	21
2006	401	37.3	0.0	18.6	39.6	7
2007	2,462	47.3	3.6	14.2	33.2	12
2008	1,360	44.1	20.8	14.1	—	5
	$4,828	43.6%	8.8%	13.6%	31.0%	45

U.S. Option ARMs

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$81	21.4%	6.7%	10.8%	32.3%	3
2006	377	43.6	0.1	17.7	50.1	6
2007	1,396	47.1	1.9	18.3	40.2	11
2008	82	48.7	13.9	13.7	32.5	1
	$1,936	45.4%	2.3%	17.7%	41.5%	21

U.S. Subprime First Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$215	38.9%	26.3%	6.3%	34.2%	4
2006	3,255	21.0	61.9	17.5	36.0	4
2007	2,724	48.6	18.8	21.2	45.5	13
2008	79	60.6	24.2	15.9	31.2	1
	$6,274	34.1%	41.5%	18.7%	40.0%	22

Exposures by Reinsurer

Ceded par outstanding represents the portion of insured risk ceded to other reinsurers. Under these relationships, the Company cedes a portion of its insured risk in exchange for a premium paid to the reinsurer. The Company remains primarily liable for all risks it directly underwrites and is required to pay all gross claims. It then seeks reimbursement from the reinsurer for its proportionate share of claims. The Company may be exposed to risk for this exposure if it were required to pay the gross claims and not be able to collect ceded claims from an assuming company experiencing financial distress. A number of the financial guaranty insurers to which the Company has ceded par have experienced financial distress and as a result been downgraded by the rating agencies. In addition, state insurance regulators have intervened with respect to some of these insurers.

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

In addition to assumed and ceded reinsurance arrangements, the Company may also have exposure to some financial guaranty reinsurers (i.e. monolines) in other areas. Second-to-pay insured par outstanding represents transactions the Company has insured that were previously insured by other monolines. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary insurer. Another area of exposure is in the investment portfolio where the Company holds fixed maturity securities that are wrapped by monolines and whose value may decline based on the rating of the monoline. At June 30, 2012, based on fair value, the Company had $713.9 million of fixed maturity securities in its investment portfolio wrapped by National Public Finance Guarantee Corporation, $538.5 million by Ambac and $39.9 million by other guarantors.

Exposure by Reinsurer

	Ratings at August 1, 2012		Par Outstanding as of June 30, 2012
Reinsurer	Moody’s Reinsurer Rating	S&P Reinsurer Rating	Ceded Par Outstanding(1)	Second-to- Pay Insured Par Outstanding	Assumed Par Outstanding
	(dollars in millions)
American Overseas Reinsurance Company Limited(2)	WR(3)	WR	$10,716	$—	$24
Tokio	Aa3(4)	AA-(4)	8,995	—	937
Radian(5)	Bal	B+	5,441	45	1,776
Syncora Guarantee Inc.	Ca	WR	4,082	2,079	213
Mitsui Sumitomo Insurance Co. Ltd.	A1	A+	2,294	—	—
ACA Financial Guaranty Corp.	NR	WR	843	7	1
Swiss Reinsurance Co.	A1	AA-	458	—	—
Ambac	WR	WR	85	7,162	21,743
CIFG Assurance North America Inc.	WR	WR	65	258	5,821
MBIA Inc.	(6)	(6)	—	11,510	9,283
Financial Guaranty Insurance Co.	WR	WR	—	3,711	2,095
Other	Various	Various	1,011	2,005	96
Total			$33,990	$26,777	$41,989
 ____________________

(1)	Includes $4,405 million in ceded par outstanding related to insured credit derivatives.

(2)	Formerly RAM Reinsurance Company Ltd.

(3)	Represents “Withdrawn Rating.”

(4)	The Company has structural collateral agreements satisfying the triple-A credit requirement of S&P and/or Moody’s.

(5)	The Company entered into an agreement with Radian on January 24, 2012. See “—Key Business Strategies—New Business Development.”

(6)	MBIA Inc. includes various subsidiaries which are rated BBB by S&P and Baa2, B3, WR and NR by Moody’s.

Ceded Par Outstanding by Reinsurer and Credit Rating
As of June 30, 2012

	Internal Credit Rating
Reinsurer	Super Senior	AAA	AA	A	BBB	BIG	Total
	(in millions)
American Overseas Reinsurance Company Limited	$236	$1,536	$3,595	$3,206	$1,607	$536	$10,716
Tokio	312	1,209	1,607	2,786	2,277	804	8,995
Radian	10	308	389	2,474	1,843	417	5,441
Syncora Guarantee Inc.	—	—	287	763	2,381	651	4,082
Mitsui Sumitomo Insurance Co. Ltd.	7	154	760	916	378	79	2,294
ACA Financial Guaranty Corp.	—	—	483	329	31	—	843
Swiss Reinsurance Co.	—	8	7	287	88	68	458
Ambac	—	—	—	85	—	—	85
CIFG Assurance North America Inc.	—	—	—	—	—	65	65
Other	—	—	112	819	80	—	1,011
Total	$565	$3,215	$7,240	$11,665	$8,685	$2,620	$33,990

In accordance with statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. All of the unauthorized reinsurers in the table above post collateral for the benefit of the Company in an amount equal to at least the sum of their ceded unearned premium reserve, loss reserves and contingency reserves all calculated on a statutory basis of accounting. CIFG Assurance North America Inc. and Radian are authorized reinsurers. Their collateral equals or exceeds their ceded statutory loss reserves. Collateral may be in the form of letters of credit or trust accounts. The total collateral posted by all non-affiliated reinsurers as of June 30, 2012 exceeds $1 billion.

Second-to-Pay
Insured Par Outstanding by Internal Rating
As of June 30, 2012(1)

	Public Finance					Structured Finance
	AAA	AA	A	BBB	BIG	Super Senior	AAA	AA	A	BBB	BIG	Total
	(in millions)
Radian	$—	$—	$13	$20	$12	$—	$0	$—	$—	$—	$—	$45
Syncora Guarantee Inc.	—	25	386	745	329	—	281	—	9	82	222	2,079
ACA Financial Guaranty Corp.	—	3	—	4	—	—	—	—	—	—	—	7
Ambac	—	1,515	3,452	1,083	323	—	78	60	252	81	318	7,162
CIFG Assurance North America Inc.	—	11	69	133	45	—	—	—	—	—	—	258
MBIA Inc.	67	2,807	4,823	1,873	8	—	—	1,442	50	295	145	11,510
Financial Guaranty Insurance Co.	—	135	1,266	570	356	476	682	—	168	4	54	3,711
Other	—	—	2,005	—	—	—	—	—	—	—	—	2,005
Total	$67	$4,496	$12,014	$4,428	$1,073	$476	$1,041	$1,502	$479	$462	$739	$26,777
 ____________________
(1)           Assured Guaranty’s internal rating.

Liquidity and Capital Resources

Liquidity Requirements and Sources

AGL and its Holding Company Subsidiaries

The liquidity of AGL and its subsidiaries that are intermediate holding companies is largely dependent on its operating results and its access to external financing. Liquidity requirements include the payment of operating expenses, interest on debt of Assured Guaranty US Holdings Inc. (“AGUS”) and AGMH and dividends on common shares. AGL and its holding company subsidiaries may also require liquidity to make periodic capital investments in their operating subsidiaries. In the ordinary course of business, the Company evaluates its liquidity needs and capital resources in light of holding company expenses and dividend policy, as well as rating agency considerations. The Company maintains a balance of its most liquid assets including cash and short term securities, Treasuries, agency RMBS and pre-refunded municipal bonds equal to 1.5 times its projected operating company cash flow needs over the next four quarters. The Company also subjects its cash flow projections and its assets to a stress test, maintaining a liquid asset balance of one time its stressed operating company net cash flows. Management believes that AGL will have sufficient liquidity to satisfy its needs over the next twelve months, including the ability to pay dividends on AGL common shares. See “—Insurance Company Regulatory Restrictions” below for a discussion of dividend restrictions. In addition, under the terms of the purchase agreement under which AGMH was acquired, AGM was subject to a dividend restriction until July 1, 2012.

The Company anticipates that for the next twelve months, amounts paid by AGL’s operating subsidiaries as dividends will be a major source of its liquidity. It is possible that in the future, AGL or its subsidiaries may need to seek additional external debt or equity financing in order to meet their obligations. External sources of financing may or may not be available to the Company, and if available, the cost of such financing may not be acceptable to the Company. See also "Insurance Company Regulatory Restrictions" below.

AGL and Holding Company Subsidiaries
Significant Cash Flow Items

	Six Months
	2012	2011
	(in millions)
Dividends and return of capital from subsidiaries	$285.3	$59.0
Proceeds from issuance of common shares	172.5	—
Dividends paid	(32.9)	(16.6)
Repurchases of common shares	(24.3)	—
Interest paid	(42.2)	(42.2)
Loans from subsidiaries	172.5	—
Payment of long-term debt	(172.5)	—

In connection with the acquisition of MIAC, in May 2012 AGUS entered into a loan agreement with Assured Guaranty Re Overseas Ltd. (“AGRO), a subsidiary of AG Re, to borrow $90.0 million in order to fund the purchase price. In addition, AGUS obtained the following funds from its subsidiaries to repurchase $172.5 million of 8.50% Senior Notes: (1) $82.5 million was borrowed from Assured Guaranty (Bermuda) Ltd., a subsidiary of AGM, (2) $50.0 million in dividends from AGMH, which obtained the cash after AGM  repaid a portion of its surplus note to AGMH, and (3) $40.0 million in dividends from AGC.

Insurance Company Subsidiaries

Liquidity of the insurance company subsidiaries is primarily used to pay (1) operating expenses, (2) claims, including payment obligations in respect of credit derivatives, (3) collateral postings in connection with credit derivatives and reinsurance transactions, (4) reinsurance premiums, (5) dividends to AGUS and AGMH for debt service and dividends to AGL, (6) principal paydown on its surplus notes and (7) where appropriate, to make capital investments in their own subsidiaries. Management believes that its subsidiaries’ liquidity needs for the next twelve months can be met from current cash, short-term investments and operating cash flow, including premium collections and coupon payments as well as scheduled maturities and paydowns from their respective investment portfolios. The Company intends to hold and has the ability to hold temporarily impaired debt securities until the date of anticipated recovery.

Beyond the next twelve months, the ability of the operating subsidiaries to declare and pay dividends may be influenced by a variety of factors, including market conditions, insurance regulations and rating agency capital requirements and general economic conditions.

Insurance policies issued provide, in general, that payments of principal, interest and other amounts insured may not be accelerated by the holder of the obligation. Amounts paid by the Company therefore are typically in accordance with the obligation’s original payment schedule, unless the Company accelerates such payment schedule, at its sole option. CDS may provide for acceleration of amounts due upon the occurrence of certain credit events, subject to single-risk limits specified in the insurance laws of the State of New York (the “New York Insurance Law”). These constraints prohibit or limit acceleration of certain claims according to Article 69 of the New York Insurance Law and serve to reduce the Company’s liquidity requirements.

The Company also has outstanding exposures to certain infrastructure transactions in its insured portfolio that may expose it to refinancing risk. These transactions generally involve long-term infrastructure projects that are financed by bonds that mature prior to the expiration of the project concession. While the cash flows from these projects were expected to be sufficient to repay all of the debt over the life of the project concession, in order to pay the principal on the early maturing debt, the Company expected it to be refinanced in the market at or prior to its maturity. Due to market dislocation and increased credit spreads, the Company may have to pay a claim at the maturity of the securities, and then recover its payment from cash flows produced by the project in the future. The Company generally projects that in most scenarios it will be fully reimbursed for such payments. The projected inflows and outflows are included in the Company's “Financial Guaranty Insurance BIG Transaction Loss Summary” table in Note 4 of the Financial Statements, Financial Guaranty Insurance Contracts.

Payments made in settlement of the Company’s obligations arising from its insured portfolio may, and often do, vary significantly from year-to-year, depending primarily on the frequency and severity of payment defaults and whether the Company chooses to accelerate its payment obligations in order to mitigate future losses.

Claims Paid

	Second Quarter		Six Months
	2012	2011	2012	2011
	(in millions)
Claims paid before R&W recoveries, net of reinsurance(1)	$299.4	$262.4	$501.8	$559.5
R&W recoveries	(223.0)	(842.9)	(292.6)	(902.4)
Claims paid, net of reinsurance(2)	$76.4	$(580.5)	$209.2	$(342.9)
____________________
(1)                                  Six Months 2012 amount is net of salvage received in the form of exchanged securities of Greek bonds in the amount of $69.6 million. See Note 4 of the Financial Statements, Financial Guaranty Insurance Contracts.

(2)                                  Includes $116.7 million and $46.0 million recovered in Second Quarter 2012 and 2011, respectively, and $80.2 million recovered and $12.2 million paid for consolidated FG VIEs for Six Months 2012 and 2011, respectively.

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

Potential acceleration of claims with respect to CDS obligations occur with funded CDOs and synthetic CDOs, as described below:

·                  Funded CDOs:  The Company has credit exposure to the senior tranches of funded corporate CDOs. The senior tranches are typically rated triple-A at inception. While the majority of these exposures obligate the Company to pay only shortfalls in scheduled interest and principal at final maturity, in a limited number of cases the Company has agreed to physical settlement following a credit event. In these limited circumstances, the Company has adhered to internal limits within applicable statutory single risk constraints. In these transactions, the credit events giving rise to a payment obligation are (a) the bankruptcy of the special purpose issuer or (b) the failure by the issuer to make a scheduled payment of interest or principal pursuant to the referenced senior debt security.

·                  Synthetic CDOs:  In the case of pooled corporate synthetic CDOs, where the Company’s credit exposure was typically set at “super senior” levels at inception, the Company is exposed to credit losses of a synthetic pool of corporate obligors following the exhaustion of a deductible. In these transactions, losses are typically calculated using ISDA cash settlement mechanics. As a result, the Company’s exposures to the individual corporate obligors within any synthetic transaction are constrained by the New York Insurance Law single risk limits. In these transactions, the credit events giving rise to a payment obligation are generally (a) the reference entity’s bankruptcy; (b) failure by the reference entity to pay its debt obligations; and (c) in certain transactions, the restructuring of the reference entity’s debt obligations. The Company generally would not be required to make a payment until aggregate credit losses exceed the designated deductible threshold and only as each incremental default occurs. Once the deductible is exhausted, each further credit event would give rise to cash settlements.

Pooled Corporate CDS

	As of June 30, 2012		As of December 31, 2011
	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
Funded CDOs	$40,440	72%	$43,631	71%
Synthetic CDOs	15,351	28	17,442	29
Total pooled corporate CDS	$55,791	100%	$61,073	100%

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

Under Maryland’s insurance law, AGC may pay dividends in any twelve-month period in an aggregate amount not exceeding the lesser of (a) 10% of policyholders’ surplus or (b) net investment income at the preceding December 31 (including net investment income that has not already been paid out as dividends for the three calendar years prior to the preceding calendar year) with notice to, but without prior approval of, the Maryland Commissioner of Insurance. As of June 30, 2012, the amount available for distribution from AGC during 2012 with notice to, but without prior approval of, the Maryland Commissioner of Insurance was approximately $94.7 million.

Under the New York Insurance Law, AGM may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by AGM during the preceding 12 months, the dividends do not exceed the lesser of (a) 10% of policyholders’ surplus as of its last statement filed with the Superintendent of Insurance of the State of New York (the “New York Superintendent”) or (b) adjusted net investment income (net investment income at the preceding December 31 plus net investment income that has not already been paid out as dividends for the three calendar years prior to the preceding calendar year) during this period. Based on AGM’s statutory statements to be filed for Second Quarter 2012, the maximum amount available for payment of dividends by AGM without regulatory approval over the 12 months following June 30, 2012 was approximately $97.5 million. In connection with Assured Guaranty’s acquisition of AGMH, Assured Guaranty agreed with Dexia that, until July 1, 2012, AGM would not pay dividends in excess of 125% of AGMH’s annual debt service. While this covenant was in effect, it constituted a limitation on AGM’s ability to pay dividends that was more restrictive than the statutory limitation. During Six Months 2012, AGM declared and paid dividends of $30.0 million to its parent, AGMH.

The amount available at AG Re to pay dividends or make a distribution of contributed surplus in 2012 in compliance with Bermuda law is approximately $231 million. However, any distribution that results in a reduction of 15% ($192.3 million as of December 31, 2011) or more of AG Re’s total statutory capital, as set out in its previous years’ financial statements, would require the prior approval of the Bermuda Monetary Authority. Dividends are limited by requirements that the subject company must at all times (i) maintain the minimum solvency margin and the Company’s applicable enhanced capital requirements required under the Insurance Act of 1978 and (ii) have relevant assets in an amount at least equal to 75% of relevant liabilities, both as defined under the Insurance Act of 1978. AG Re, as a Class 3B insurer, is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the Authority an affidavit stating that it will continue to meet the required margins.

Cash Flows

Cash Flow Summary

	Three Months		Six Months
	2012	2011	2012	2011
	(in millions)
Net cash flows provided by (used in) operating activities	$86.8	$754.0	$162.1	$631.9
Net cash flows provided by (used in) investing activities	166.7	(336.0)	273.4	44.8
Net cash flows provided by (used in) financing activities	(253.9)	(365.5)	(471.1)	(622.8)
Effect of exchange rate changes	(6.3)	1.4	(3.6)	3.2
Cash at beginning of period	182.0	111.6	214.5	108.4
Total cash at the end of the period	$175.3	$165.5	$175.3	$165.5

Operating cash flows in Six Months 2012 and Six Months 2011 include cash flows from FG VIEs. Claims paid on consolidated FG VIEs are presented in the consolidated cash flow statements as paydowns on FG VIE liabilities in financing activities as opposed to operating activities. Excluding consolidated FG VIEs, the decrease in operating cash flows for Six Months 2012 compared to Six Months 2011 were mainly due to the cash proceeds received from the Bank of America Agreement in Six Months 2011. Partially offsetting this decrease were cash received on the two commutations in Six Months 2012 of $210.2 million compared with $22.0 million in Six Months 2011, and lower payments for taxes.

Investing activities were primarily net sales (purchases) of fixed maturity and short-term investment securities. Investing cash flows in Six Months 2012 and Six Months 2011 include $282.8 million inflow and $424.0 million inflow for FG VIEs, respectively. In addition, in Six Months 2012, the Company paid $91.1 million to acquire MIAC and received $49.0 million from a payment of a note receivable.

Financing activities consisted primarily of paydowns of FG VIE liabilities. Financing cash flows in Six Months 2012 and Six Months 2011 include $388.6 million outflow and $593.3 million outflow for FG VIEs, respectively.

On November 14, 2011, the Company's Board of Directors approved a new share repurchase program, for up to 5.0 million common shares, to replace the prior program. Share repurchases will take place at management's discretion depending on market conditions. In Six Months 2012, the Company paid $24.3 million to repurchase 2.1 million common shares.

Commitments and Contingencies

Leases

AGL and its subsidiaries are party to various lease agreements. Future cash payments associated with contractual obligations pursuant to operating leases for office space have not materially changed since December 31, 2011.

Long-Term Debt Obligations

The principal and carrying values of long-term debt issued by AGUS and AGMH were as follows:

Principal and Carrying Amounts of Debt

	As of June 30, 2012		As of December 31, 2011
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS:
7.0% Senior Notes	$200.0	$197.6	$200.0	$197.6
8.50% Senior Notes	—	—	172.5	172.0
Series A Enhanced Junior Subordinated Debentures	150.0	149.9	150.0	149.9
Total AGUS	350.0	347.5	522.5	519.5
AGMH(1):
67/8% QUIBS	100.0	67.6	100.0	67.4
6.25% Notes	230.0	136.5	230.0	136.0
5.60% Notes	100.0	53.8	100.0	53.5
Junior Subordinated Debentures	300.0	161.0	300.0	158.2
Total AGMH	730.0	418.9	730.0	415.1
AGM(1):
Notes Payable	73.9	80.0	97.1	103.7
Total AGM	73.9	80.0	97.1	103.7
Total	$1,153.9	$846.4	$1,349.6	$1,038.3
 ____________________

(1)
Principal amounts vary from carrying amounts due primarily to acquisition method fair value adjustments at the Acquisition Date, which are accreted or amortized into interest expense over the remaining terms of these obligations.

AGL fully and unconditionally guarantees the 7.0% Senior Notes issued by AGUS. AGL also fully and unconditionally guarantees the following AGMH debt obligations: (1) 6 7/8% Quarterly Income Bonds Securities (“QUIBS”), (2) 6.25% Notes and (3) 5.60% Notes. In addition, AGL guarantees, on a junior subordinated basis, AGUS’s Series A, Enhanced Junior Subordinated Debentures and the $300 million of AGMH’s outstanding Junior Subordinated Debentures.

Debt Issued by AGUS

7.0% Senior Notes.  On May 18, 2004, AGUS issued $200.0 million of 7.0% senior notes due 2034 (“7.0% Senior Notes”) for net proceeds of $197.3 million. Although the coupon on the Senior Notes is 7.0%, the effective rate is approximately 6.4%, taking into account the effect of a cash flow hedge executed by the Company in March 2004.

8.50% Senior Notes. On June 24, 2009, AGL issued 3,450,000 equity units for net proceeds of approximately $166.8 million in a registered public offering. The net proceeds of the offering were used to pay a portion of the consideration for the AGMH Acquisition. Each equity unit consisted of (i) a 5% undivided beneficial ownership interest in $1,000 principal amount of 8.50% senior notes due 2014 issued by AGUS and (ii) a forward purchase contract obligating the holders to purchase $50 of AGL common shares in June 2012. On June 1, 2012, the Company completed the remarketing of the $172.5 million aggregate principal amount of 8.5% Senior Notes; AGUS purchased all of the Senior Notes in the remarketing at a price of 100% of the principal amount thereof, and retired all of such notes on June 1, 2012. The proceeds from the remarketing were used to satisfy the obligations of the holders of the Equity Units to purchase AGL common shares pursuant to the forward purchase contract. Accordingly, on June 1, 2012, AGL issued 3.8924 common shares to holders of each Equity Unit, which represented a settlement rate of 3.8685 common shares plus certain anti-dilution adjustments, or an aggregate of 13,428,770 common shares at approximately $12.85 per share. The Equity Units ceased to exist when the forward purchase contracts were settled on June 1, 2012.

Series A Enhanced Junior Subordinated Debentures.  On December 20, 2006, AGUS issued $150 million of the Debentures due 2066 for net proceeds of $149.7 million. The Debentures pay a fixed 6.40% rate of interest until December 15,

2016, and thereafter pay a floating rate of interest, reset quarterly, at a rate equal to three month LIBOR plus a margin equal to 2.38%. AGUS may select at one or more times to defer payment of interest for one or more consecutive periods for up to 10 years. Any unpaid interest bears interest at the then applicable rate. AGUS may not defer interest past the maturity date.

Debt Issued by AGMH

6 7/8% QUIBS.  On December 19, 2001, AGMH issued $100.0 million face amount of 6 7/8% QUIBS due December 15, 2021, which are callable without premium or penalty.

6.25% Notes.  On November 26, 2002, AGMH issued $230.0 million face amount of 6.25% Notes due November 1, 2012, which are callable without premium or penalty in whole or in part.

5.60% Notes.  On July 31, 2003, AGMH issued $100.0 million face amount of 5.60% Notes due July 15, 2103, which are callable without premium or penalty in whole or in part.

Junior Subordinated Debentures.  On November 22, 2006, AGMH issued $300 million face amount of Junior Subordinated Debentures with a scheduled maturity date of December 15, 2036 and a final repayment date of December 15, 2066. The final repayment date of December 15, 2066 may be automatically extended up to four times in five-year increments provided certain conditions are met. The debentures are redeemable, in whole or in part, at any time prior to December 15, 2036 at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, the make-whole redemption price. Interest on the debentures will accrue from November 22, 2006 to December 15, 2036 at the annual rate of 6.40%. If any amount of the debentures remains outstanding after December 15, 2036, then the principal amount of the outstanding debentures will bear interest at a floating interest rate equal to one-month LIBOR plus 2.215% until repaid. AGMH may elect at one or more times to defer payment of interest on the debentures for one or more consecutive interest periods that do not exceed 10 years. In connection with the completion of this offering, AGMH entered into a replacement capital covenant for the benefit of persons that buy, hold or sell a specified series of AGMH long-term indebtedness ranking senior to the debentures. Under the covenant, the debentures will not be repaid, redeemed, repurchased or defeased by AGMH or any of its subsidiaries on or before the date that is 20 years prior to the final repayment date, except to the extent that AGMH has received proceeds from the sale of replacement capital securities. The proceeds from this offering were used to pay a dividend to the shareholders of AGMH.

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

AIG International Group, Inc. is one entity that has acted as equity payment undertaker in a number of transactions in which AGM acted as strip coverage provider. AIG was downgraded in the third quarter of 2008 and AGM was downgraded by Moody’s in the fourth quarter of 2008. As a result of those downgrades, as of June 30, 2012, 26 leveraged lease transactions in which AGM acts as strip coverage provider were breaching either a ratings trigger related to AIG or a ratings trigger related to AGM. For such 26 leveraged lease transactions, if early termination of the leases were to occur and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $1 billion as of June 30, 2012. S&P’s downgrade of AGM to AA- in November 2011 did not have an additional impact on the transactions. However, if AGM were downgraded to A+ by S&P or A1 by Moody’s, as of June 30, 2012, another 26 leveraged lease transactions in which AGM acts as strip coverage provider would be affected. For such 26 leveraged lease transactions, if early termination of the leases were to occur and the tax exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of an additional approximately $992 million as of June 30, 2012. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM guaranty. It is difficult to determine the probability that the Company will have to pay strip provider claims or the likely aggregate amount of such claims. At June 30, 2012, approximately $607 million of cumulative strip par exposure had been terminated on a consensual basis. The consensual terminations have resulted in no claims on AGM.

On July 1, 2009, AGM and Dexia Crédit Local S.A. (“DCL”), acting through its New York Branch (“Dexia Crédit Local (NY)”), entered into a credit facility (the “Strip Coverage Facility”). Under the Strip Coverage Facility, Dexia Crédit Local (NY) agreed to make loans to AGM to finance all draws made by lessors on AGM strip policies that were outstanding as of November 13, 2008, up to the commitment amount. The commitment amount of the Strip Coverage Facility was $1 billion at closing of the AGMH Acquisition but is scheduled to amortize over time. As of June 30, 2012, the maximum commitment amount of the Strip Coverage Facility has amortized to $974.8 million. It may also be reduced in 2014 to $750 million, if AGM does not have a specified consolidated net worth at that time.

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

As of June 30, 2012 and December 31, 2011, no amounts were outstanding under this facility, nor have there been any borrowings during the life of this facility.

Limited-Recourse Credit Facilities

AG Re Credit Facility

On July 31, 2007, AG Re entered into a limited recourse credit facility (“AG Re Credit Facility”) with a syndicate of banks which provides up to $200.0 million for the payment of losses in respect of the covered portfolio. The AG Re Credit Facility expires in June 2014. The facility can be utilized after AG Re has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $260.0 million or the average annual debt service of the covered portfolio multiplied by 4.5%. The obligation to repay loans under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral.

As of June 30, 2012, and December 31, 2011, no amounts were outstanding under this facility nor have there been any borrowings during the life of this facility.

Letters of Credit

AGC entered into a letter of credit agreement in December 2011 with Bank of New York Mellon totaling approximately $2.9 million in connection with a 2008 lease for office space, which space was subsequently sublet. As of June 30, 2012, $2.9 million was outstanding under this letter of credit.

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

Income distributions on the AGC CCS Securities were equal to an annualized rate of one-month LIBOR plus 110 basis points for all periods ending on or prior to April 8, 2008. For periods after that date, distributions on the AGC CCS Securities are determined pursuant to an auction process. On April 7, 2008 this auction process failed, thereby increasing the annualized rate on the AGC CCS Securities to one-month LIBOR plus 250 basis points. When a Custodial Trust holds Eligible Assets, the relevant distribution period is 28 days; when a Custodial Trust holds AGC Preferred Stock, however, the distribution period is 49 days.

Put Agreements.  Pursuant to the Put Agreements, AGC pays a monthly put premium to each Custodial Trust except during any periods when the relevant Custodial Trust holds the AGC Preferred Stock that has been put to it or upon termination of the Put Agreement. This put premium equals the product of:

·                  the applicable distribution rate on the AGC CCS Securities for the relevant period less the excess of (a) the Custodial Trust’s stated return on the Eligible Assets for the period (expressed as an annual rate) over (b) the expenses of the Custodial Trust for the period (expressed as an annual rate);

·                  the aggregate face amount of the AGC CCS Securities of the Custodial Trust outstanding on the date the put premium is calculated; and

·                  the number of days in the distribution period divided by 360.

Upon AGC’s exercise of its put option, the relevant Custodial Trust will liquidate its portfolio of Eligible Assets and purchase the AGC Preferred Stock. The Custodial Trust will then hold the AGC Preferred Stock until the earlier of the redemption of the AGC Preferred Stock and the liquidation or dissolution of the Custodial Trust.

The Put Agreements have no scheduled termination date or maturity. However, each Put Agreement will terminate if (subject to certain grace periods) (1) AGC fails to pay the put premium as required, (2) AGC elects to have the AGC Preferred Stock bear a fixed rate dividend (a “Fixed Rate Distribution Event”), (3) AGC fails to pay dividends on the AGC Preferred Stock, or the Custodial Trust’s fees and expenses for the related period, (4) AGC fails to pay the redemption price of the AGC Preferred Stock, (5) the face amount of a Custodial Trust’s CCS Securities is less than $20 million, (6) AGC terminates the Put Agreement, or (7) a decree of judicial dissolution of the Custodial Trust is entered. If, as a result of AGC’s failure to pay the put premium, the Custodial Trust is liquidated, AGC will be required to pay a termination payment, which will in turn be distributed to the holders of the AGC CCS Securities. The termination payment will be at a rate equal to 1.10% per annum of the amount invested in Eligible Assets calculated from the date of the failure to pay the put premium through the end of the applicable period. As of June 30, 2012 the put option had not been exercised.

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

The AGM CPS Securities

In June 2003, $200.0 million of AGM CPS Securities, money market preferred trust securities, were issued by trusts created for the primary purpose of issuing the AGM CPS Securities, investing the proceeds in high-quality commercial paper and selling put options to AGM, allowing AGM to issue the trusts non-cumulative redeemable perpetual preferred stock (the “AGM Preferred Stock”) of AGM in exchange for cash. There are four trusts, each with an initial aggregate face amount of $50 million. These trusts hold auctions every 28 days, at which time investors submit bid orders to purchase AGM CPS Securities. If AGM were to exercise a put option, the applicable trust would transfer the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, to AGM in exchange for AGM Preferred Stock. AGM pays a floating put premium to the trusts, which represents the difference between the commercial paper yield and the winning auction rate (plus all fees and expenses of the trust). If an auction does not attract sufficient clearing bids, however, the auction rate is subject to a maximum rate of one-month LIBOR plus 200 basis points for the next succeeding distribution period. Beginning in August 2007, the AGM CPS Securities required the maximum rate for each of the relevant trusts. AGM continues to have the ability to exercise its put option and cause the related trusts to purchase AGM Preferred Stock. The trusts provide AGM access to new capital at its sole discretion through the exercise of the put options. The Company does not consider itself to be the primary beneficiary of the trusts. As of June 30, 2012 the put option had not been exercised.

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

Fixed Maturity Securities and Short-Term Investments

The Company’s fixed maturity securities and short-term investments had a duration of 4.7 years as of June 30, 2012 and 4.7 years as of December 31, 2011. Generally, the Company’s fixed maturity securities are designated as available-for-sale. Fixed maturity securities designated as available for sale are reported at their fair value, and the change in fair value is reported as part of AOCI except for the credit component of the unrealized loss for securities deemed to be OTTI. If management believes the decline in fair value is “other-than-temporary,” the Company writes down the carrying value of the investment and records a realized loss in the consolidated statements of operations for an amount equal to the credit component of the unrealized loss. For additional information, see Note 8, Investments, of the Financial Statements.

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

Fixed Maturity Securities and Short Term Investments
by Security Type

	As of June 30, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in millions)
Fixed maturity securities:
U.S. government and agencies	$761.4	$66.7	$—	$828.1
Obligations of state and political subdivisions	5,243.4	433.9	(0.6)	5,676.7
Corporate securities	967.4	64.8	(0.1)	1,032.1
Mortgage-backed securities(1):
RMBS	1,422.0	68.0	(94.4)	1,395.6
CMBS	455.9	30.6	—	486.5
Asset-backed securities	480.9	37.1	(29.7)	488.3
Foreign government securities	287.8	14.6	(2.2)	300.2
Total fixed maturity securities	9,618.8	715.7	(127.0)	10,207.5
Short-term investments	919.1	0.7	—	919.8
Total fixed maturity and short-term investments	$10,537.9	$716.4	$(127.0)	$11,127.3

	As of December 31, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in millions)
Fixed maturity securities:
U.S. government and agencies	$850.2	$72.3	$(0.1)	$922.4
Obligations of state and political subdivisions	5,097.3	358.6	(0.5)	5,455.4
Corporate securities	989.0	51.8	(2.4)	1,038.4
Mortgage-backed securities(1):
RMBS	1,454.3	63.9	(90.3)	1,427.9
CMBS	475.6	24.4	—	500.0
Asset-backed securities	439.5	37.7	(19.1)	458.1
Foreign government securities	332.6	13.3	(6.2)	339.7
Total fixed maturity securities	9,638.5	622.0	(118.6)	10,141.9
Short-term investments	734.0	—	—	734.0
Total fixed maturity and short-term investments	$10,372.5	$622.0	$(118.6)	$10,875.9
 ____________________

(1)	Government-agency obligations were approximately 64% of mortgage backed securities as of June 30, 2012 and 66% as of December 31, 2011, based on fair value.

The following tables summarize, for all fixed maturity securities in an unrealized loss position as of June 30, 2012 and December 31, 2011, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.
Fixed Maturity Securities
Gross Unrealized Loss by Length of Time

	As of June 30, 2012
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
U.S. government and agencies	$71.4	$—	$—	$—	$71.4	$—
Obligations of state and political subdivisions	99.9	(0.6)	3.5	—	103.4	(0.6)
Corporate securities	40.7	(0.1)	—	—	40.7	(0.1)
Mortgage-backed securities:
RMBS	168.0	(51.7)	67.3	(42.7)	235.3	(94.4)
CMBS	1.4	—	—	—	1.4	—
Asset-backed securities	33.9	(8.2)	22.5	(21.5)	56.4	(29.7)
Foreign government securities	66.5	(2.2)	—	—	66.5	(2.2)
Total	$481.8	$(62.8)	$93.3	$(64.2)	$575.1	$(127.0)
Number of securities		77		18		95
Number of securities with OTTI		4		6		10

	As of December 31, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
U.S. government and agencies	$3.8	$(0.1)	$—	$—	$3.8	$(0.1)
Obligations of state and political subdivisions	17.0	—	20.6	(0.5)	37.6	(0.5)
Corporate securities	79.9	(2.3)	3.1	(0.1)	83.0	(2.4)
Mortgage-backed securities:					—	—
RMBS	186.6	(68.2)	36.5	(22.1)	223.1	(90.3)
CMBS	2.8	—	—	—	2.8	—
Asset-backed securities	—	—	25.7	(19.1)	25.7	(19.1)
Foreign government securities	141.4	(6.2)	—	—	141.4	(6.2)
Total	$431.5	$(76.8)	$85.9	$(41.8)	$517.4	$(118.6)
Number of securities		72		54		126
Number of securities with OTTI		6		4		10

The increase in gross unrealized losses was primarily attributable to RMBS and asset-backed securities. Of the securities in an unrealized loss position for 12 months or more as of June 30, 2012, 10 securities had an unrealized loss greater than 10% of book value. The total unrealized loss for these securities as of June 30, 2012 was $63.3 million. The Company has determined that the unrealized losses recorded as of June 30, 2012 are yield related and not the result of other-than-temporary impairments.

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

The amortized cost and estimated fair value of the Company’s available-for-sale fixed maturity securities as of June 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed Maturity Securities by Contractual Maturity

	As of June 30, 2012
	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$388.9	$390.1
Due after one year through five years	1,408.7	1,479.8
Due after five years through 10 years	2,373.5	2,599.3
Due after 10 years	3,569.8	3,856.2
Mortgage-backed securities:
RMBS	1,422.0	1,395.6
CMBS	455.9	486.5
Total	$9,618.8	$10,207.5

The following table summarizes the ratings distributions of the Company’s investment portfolio as of June 30, 2012 and December 31, 2011. Ratings reflect the lower of the Moody’s and S&P classifications, except for bonds purchased for loss mitigation or risk management strategies, which use Assured Guaranty’s internal ratings classifications.

Distribution of Fixed Maturity Securities by Rating

	As of June 30,	As of December 31,
Rating	2012	2011
AAA	18.7%	19.0%
AA	61.8	62.6
A	14.7	14.5
BBB	0.2	—
BIG(1)	4.4	1.6
Not rated	0.2	2.3
Total	100.0%	100.0%
____________________

(1)
Includes securities purchased or obtained as part of loss mitigation or other risk management strategies of $1,072.0 million in par with carrying value of $450.1 million or 4.4% of fixed maturity securities as of June 30, 2012 and of $923.7 million in par with carrying value of $378.3 million or 3.7% of fixed maturity securities as of December 31, 2011.

As of June 30, 2012, the Company’s investment portfolio contained 31 securities that were not rated or rated BIG which primarily relate to the Company's loss mitigation efforts, compared to 30 securities as of December 31, 2011. As of June 30, 2012 and December 31, 2011, the weighted average credit quality of the Company’s entire investment portfolio was AA.

The Company purchased securities that it has insured, and for which it has expected losses, in order to mitigate the economic effect of insured losses. These securities were purchased at a discount and are accounted for excluding the effects of the Company’s insurance on the securities. As of June 30, 2012, securities purchased for loss mitigation purposes, excluding securities issued by consolidated FG VIEs, had a fair value of $256.9 million representing $851.6 million of par.

Under the terms of certain credit derivative contracts, the Company has obtained the obligations referenced in the transactions and recorded such assets in fixed maturity securities in the consolidated balance sheets. Such amounts totaled $193.2 million, representing $220.4 million in par.

As of June 30, 2012, $1,292.3 million of the Company’s fixed maturity securities were guaranteed by third parties. The following table presents the fair value of securities with third-party guaranties by underlying credit rating.

Rating(1)	As of June 30, 2012
(in millions)
AA	$736.8
A	547.3
BIG	8.2
Total	$1,292.3

____________________
(1)Ratings are lower of Moody’s and S&P.

Distribution by Third-Party Guarantor

Guarantor	As of June 30, 2012
(in millions)
National Public Finance Guarantee Corporation	$713.9
Ambac	538.5
CIFG Assurance North America Inc.	20.8
Financial Guaranty Insurance Co.	10.9
Berkshire Hathaway Assurance Corporation	5.1
Syncora Guarantee Inc.	3.1
Total	$1,292.3

Short-term investments include securities with maturity dates equal to or less than one year at the time of purchase. The Company’s short-term investments consist of money market funds, discount notes and certain time deposits for foreign cash portfolios. Short-term investments are reported at fair value.

Under agreements with its cedants and in accordance with statutory requirements, the Company maintains fixed maturity securities in trust accounts for the benefit of reinsured companies, which amounted to $393.4 million and $380.1 million as of June 30, 2012and December 31, 2011, respectively. In addition, to fulfill state licensing requirements the Company has placed on deposit eligible securities of $26.9 million and $23.9 million as of June 30, 2012 and December 31, 2011, respectively, for the protection of the policyholders. To provide collateral for a letter of credit, the Company holds a fixed maturity investment in a segregated account which amounted to $3.5 million as of June 30, 2012 and December 31, 2011, respectively.  In connection with an excess of loss reinsurance facility $21.8 million of short-term security has been deposited into a trust for the benefit of the reinsurers.

Under certain derivative contracts, the Company is required to post eligible securities as collateral. The need to post collateral under these transactions is generally based on mark-to-market valuations in excess of contractual thresholds. The fair market value of the Company’s pledged securities totaled $687.9 million and $779.9 million as of June 30, 2012 and December 31, 2011, respectively.

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

Investment in Portfolio Funding Company LLC I

In the third quarter of 2010, as part of loss mitigation efforts under a CDS contract insured by the Company, the Company acquired a 50% interest in Portfolio Funding Company LLC I (“PFC”). PFC owns the distribution rights of a motion picture film library. The Company accounts for its interest in PFC as an equity investment. The Company’s equity earnings in PFC are included in net change in fair value of credit derivatives, as any proceeds from the investment are used to offset the Company’s payments under its CDS contract. During the Six Months 2012, the Company received $49.0 million from a payment of notes receivable from PFC.

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

·                  in exchange for funds in an amount generally equal to the lesser of:

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

·                  in exchange for funds in an amount equal to the outstanding principal amount of an FSAM asset with respect to which any of the following events have occurred (an “Asset Default Trigger”):

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

provided, that Dexia SA and DCL have the right to elect to pay only the difference between the amount of the expected principal or interest payment and the amount of the actual principal or interest payment, in each case, as such amounts come due, rather than paying an amount equal to the outstanding principal amount of applicable FSAM asset; and/or

·                  in exchange for funds in an amount equal to the lesser of:

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

As of June 30, 2012, the aggregate accreted GIC balance was approximately $4.1 billion. As of the same date, with respect to the FSAM assets covered by the Non-Guaranteed Put Contract, the aggregate accreted principal balance was approximately $6.1 billion, the aggregate market value was approximately $5.8 billion and the aggregate market value after agreed reductions was approximately $4.6 billion. Cash and net derivative value constituted another $0.1 billion of assets. Accordingly, as of June 30, 2012, the aggregate fair value (after agreed reductions) of the assets supporting the GIC business exceeded the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business. Therefore, no posting of collateral was required under the credit support annex applicable to the Non-Guaranteed Put Contract. Under the terms of that credit support annex, the collateral posting is recalculated on a weekly basis according to the formula set forth in the credit support annex, and a collateral posting is required whenever the collateralization levels tested by the formula are not satisfied, subject to a threshold of up to $5 million.

To provide additional support to the GIC Issuers’ ability to pay their GIC obligations when due, Dexia affiliates have agreed to assume the risk of loss and support the payment obligations of the GIC Subsidiaries in respect of the GICs and the

GIC business by providing liquidity commitments to lend against the FSAM assets. The term of the commitments will generally extend until the GICs have been paid in full. The liquidity commitments comprise (i) an amended and restated revolving credit agreement (the “Liquidity Facility”) pursuant to which DCL and Belfius (formerly Dexia Bank Belgium SA prior to its sale by Dexia to the Belgian state in October 2011) commit to provide funds to FSAM in an amount up to $8.0 billion, which was further amended on June 15, 2012 reducing the aggregate facility size down from $8.0 billion to $4.7 billion (approximately $1.6 billion of which was outstanding as of June 30, 2012), and (ii) a master repurchase agreement (the “Repurchase Facility Agreement” and, together with the Liquidity Facility, the “Guaranteed Liquidity Facilities”) pursuant to which DCL will provide up to $3.5 billion of funds in exchange for the transfer by FSAM to DCL of FSAM securities that are not eligible to satisfy collateralization obligations of the GIC Issuers under the GICs. As of June 30, 2012, no amounts were outstanding under the Repurchase Facility Agreement. The failure of the Dexia affiliates to perform on the Guaranteed Liquidity Facilities will trigger Dexia SA’s and DCL’s obligations to purchase FSAM assets under the Non-Guaranteed Put Contract, as described above.

Despite the execution of the Non-Guaranteed Put Contract and the Guaranteed Liquidity Facilities, and the significant portion of FSAM assets comprised of highly liquid securities backed by the full faith and credit of the United States (as of June 30, 2012 approximately 56.6% of the FSAM Assets (measured by aggregate principal balance) was in cash or were obligations backed by the full faith and credit of the United States), AGM remains subject to the risk that Dexia may not make payments or securities available (i) on a timely basis, which is referred to as “liquidity risk,” or (ii) at all, which is referred to as “credit risk,” because of the risk of default. Even if Dexia has sufficient assets to pay all amounts when due, concerns regarding Dexia’s financial condition or willingness to comply with their obligations could cause one or more rating agencies to view negatively the ability or willingness of Dexia and its affiliates to perform under their various agreements and could negatively affect AGM’s ratings.

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

One situation in which AGM may be required to pay claims in respect of AGMH’s former financial products business if Dexia and its affiliates do not comply with their obligations is if AGM is downgraded. Most of the GICs insured by AGM allow for the withdrawal of GIC funds in the event of a downgrade of AGM, unless the relevant GIC Issuer posts collateral or otherwise enhances its credit. Most GICs insured by AGM allow for the termination of the GIC contract and a withdrawal of GIC funds at the option of the GIC holder in the event of a downgrade of AGM below a specified threshold, generally below A- by S&P or A3 by Moody’s, with no right of the GIC Issuer to avoid such withdrawal by posting collateral or otherwise enhancing its credit. Each GIC contract stipulates the thresholds below which the GIC provider must post eligible collateral along with the types of securities eligible for posting and the collateralization percentage applicable to each security type. These collateralization percentages range from 100% of the GIC balance for cash posted as collateral to, typically, 108% for asset-backed securities. At June 30, 2012, a downgrade of AGM to below AA- by S&P and Aa3 by Moody’s (i.e., A+ by S&P and A1 by Moody’s) would result in withdrawal of $369.8 million of GIC funds and the need to post collateral on GICs with a balance of $3.2 billion. In the event of such a downgrade, assuming an average margin of 105%, the market value as of June 30, 2012 that the GIC Issuers would be required to post in order to avoid withdrawal of any GIC funds would be $3.4 billion.

The Medium Term Notes Business

In connection with the AGMH Acquisition, DCL agreed to fund, on behalf of AGM and Assured Guaranty (Bermuda) Ltd., 100% of all policy claims made under financial guaranty insurance policies issued by AGM and Assured Guaranty (Bermuda) in relation to the medium term notes issuance program of FSA Global Funding Limited. Such agreement is set out in a Separation Agreement, dated as of July 1, 2009, between DCL, AGM, Assured Guaranty (Bermuda), FSA Global Funding and Premier International Funding Co., and in a funding guaranty and a reimbursement guaranty that DCL issued for the benefit of AGM and Assured Guaranty (Bermuda). Under the funding guaranty, DCL guarantees to pay to or on behalf of AGM or Assured Guaranty (Bermuda) amounts equal to the payments required to be made under policies issued by AGM or Assured Guaranty (Bermuda) relating to the medium term notes business. Under the reimbursement guaranty, DCL guarantees to pay reimbursement amounts to AGM or Assured Guaranty (Bermuda) for payments they make following a claim for payment under an obligation insured by a policy they have issued. Notwithstanding DCL’s obligation to fund 100% of all policy claims under those policies, AGM and Assured Guaranty (Bermuda) have a separate obligation to remit to DCL a certain percentage (ranging from 0% to25%) of those policy claims. AGM, the Company and related parties are also protected against losses arising out of or as a result of the medium term note business through an indemnification agreement with DCL.

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

As of June 30, 2012, the maximum commitment amount of the Strip Coverage Facility has amortized to $974.8 million.

As of June 30, 2012, no advances were outstanding under the Strip Coverage Facility.

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

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2012. Based on their evaluation as of June 30, 2012 covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal controls over financial reporting during the Company’s quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.Other Information

ITEM 1.	LEGAL PROCEEDINGS

Lawsuits arise in the ordinary course of the Company’s business. It is the opinion of the Company’s management, based upon the information available, that the expected outcome of litigation against the Company, individually or in the aggregate, will not have a material adverse effect on the Company’s financial position or liquidity, although an adverse resolution of litigation against the Company in a fiscal quarter or year could have a material adverse effect on the Company’s results of operations in a particular quarter or year. In addition, in the ordinary course of their respective businesses, certain of the Company’s subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods. For example, as described in Note 4 of the Financial Statements, “Recovery Litigation,” as of the date of this filing, AGC and AGM have filed complaints against certain sponsors and underwriters of RMBS securities that AGC or AGM had insured, alleging, among other claims, that such persons had breached representations and warranties (“R&W”) in the transaction documents, failed to cure or repurchase defective loans and/or violated state securities laws. The amounts, if any, the Company will recover in proceedings to recover losses are uncertain, and recoveries, or failure to obtain recoveries, in any one or more of these proceedings during any quarter or year could be material to the Company’s results of operations in that particular fiscal quarter or year.

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

In September 2010, AGM, among others, was named as a defendant in an interpleader complaint filed by Wells Fargo Bank, N.A., as trust administrator, in the United States District Court, Southern District of New York. The interpleader complaint relates to the MASTR Adjustable Rate Mortgages Trust 2006-OA2, Mortgage Pass-Through Certificates, Series 2006-OA2 RMBS transaction, in which AGM had insured certain classes of certificates. Certain holders of uninsured certificates have disputed payments made by the trust administrator to reimburse AGM for claims it had paid under its financial guaranty policy, and the trust administrator sought adjudication of the priority of AGM’s reimbursements. On March 29, 2011, the court granted a motion for judgment on the pleadings and ruled that, pursuant to the waterfall, AGM is only entitled to receive funds that would otherwise have been distributed to the holders of the classes that AGM insures, and that AGM receive such funds at the respective steps in the waterfall that immediately follow the steps at which such certificate holders would otherwise have received such funds. The court further ordered AGM to repay to the MARM 2006-OA2 trust the approximately $7.2 million that had been credited to it by Wells Fargo. On December 13, 2011, the court entered judgment substantially in conformance with its March 29, 2011 decision. AGM appealed the judgment and in July 2012, the judge granted AGM’s motion that the judgment be stayed pending the appeal. AGM estimates that as a result of this adverse decision (if and to the extent that the adverse decision is not modified), total unreimbursed claims paid by AGM could be up to approximately $144 million (on a gross discounted basis, without taking into account the benefit of representation and warranty recoveries, and exclusive of the repayment of the $7.2 million credit), over the life of the transaction.

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

Governmental Investigations into Former Financial Products Business

AGMH and/or AGM have received subpoenas duces tecum and interrogatories or civil investigative demands from the Attorney General of the States of Connecticut, Florida, Illinois, Massachusetts, Missouri, New York, Texas and West Virginia relating to their investigations of alleged bid rigging of municipal GICs. AGMH is responding to such requests. AGMH may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries in the future. In addition,

·                  AGMH received a subpoena from the Antitrust Division of the Department of Justice in November 2006 issued in connection with an ongoing criminal investigation of bid rigging of awards of municipal GICs and other municipal derivatives;

·                  AGM received a subpoena from the SEC in November 2006 related to an ongoing industry-wide investigation concerning the bidding of municipal GICs and other municipal derivatives; and

·                  AGMH received a “Wells Notice” from the staff of the Philadelphia Regional Office of the SEC in February 2008 relating to the investigation concerning the bidding of municipal GICs and other municipal derivatives. The Wells Notice indicates that the SEC staff is considering recommending that the SEC authorize the staff to bring a civil injunctive action and/or institute administrative proceedings against AGMH, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and Section 17(a) of the Securities Act.

Pursuant to the subpoenas, AGMH has furnished to the Department of Justice and SEC records and other information with respect to AGMH’s municipal GIC business. The ultimate loss that may arise from these investigations remains uncertain.

In July 2010, a former employee of AGM who had been involved in AGMH’s former Financial Products Business was indicted along with two other persons with whom he had worked at Financial Guaranty Insurance Company. In May 2012, such former employee and the other two persons were convicted of wire fraud and conspiracy to commit fraud.

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

The following information, which could materially affect the Company’s business, financial condition or future results, contains material updates and/or additions to the risk factors set forth in Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and Part II, “Item 1A. Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and should be considered carefully and read in conjunction with the information set forth in such Annual Report on Form 10-K, Quarterly Report on Form 10-Q and in the

Company’s other filings with the SEC.  The risks and uncertainties described below are not the only ones the Company faces.  Additional risks not presently known to the Company or that it currently deems immaterial may also impair its business or results of operations.  Any of the risks described below could result in a significant or material adverse effect on the Company’s results of operations or financial condition.

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

In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) signed into law on July 21, 2010 could result in requirements for the Company to maintain capital and/or post margin with respect to any future derivative transactions and possibly maintain capital on its existing insured derivatives portfolio. If such requirements apply, the Company likely will forgo transactions in the future that are deemed swap or security-based swap transactions. The SEC and the Commodity Futures Trading Commission (“CFTC”) recently released final rules indicating that the Company's existing insured derivatives portfolio will be included in tests used to determine if the Company or its affiliates will be deemed to be “swap dealers” or “major swap participants” (“MSPs”) under the Dodd-Frank Act, notwithstanding that such portfolio constitutes legacy business. The SEC and the CFTC also recently released final rules defining the terms “swap,” “security-based swap,” and “mixed swap,” an important step in finalizing the regulatory framework applicable to derivatives activities. Although the Company is still assessing its status under these rules, it believes it is likely to be required to register as an MSP. MSP designation and registration would likely expose the Company to increased compliance costs. The magnitude of related capital requirements resulting from designation and registration, and the extent to which such requirements would apply to the Company's legacy insured derivatives portfolio, will depend on the release of final rules by the SEC and CFTC, which has not yet occurred. As discussed in the risk factor entitled “Risks Related to the Company's Capital and Liquidity Requirements —The Company may require additional capital from time to time, including from soft capital and liquidity credit facilities, which may not be available or may be available only on unfavorable terms” in the Company's 2011 Form 10-K, we cannot assure you that we will be able to obtain, or obtain on favorable terms, additional capital that may be required by the Dodd-Frank Act.

Pursuant to the Dodd-Frank Act, the Financial Stability Oversight Council ("FSOC") is charged with identifying certain non-bank financial companies to be subject to supervision by the Board of Governors of the Federal Reserve System.  Although the Company is unlikely to be so designated based on its size, the FSOC also considers other factors, such as an entity's interconnectedness with other financial institutions, which could raise the Company's profile in this context.  In addition, a Federal Insurance Office (“FIO”) has been established to develop federal policy relating to insurance matters. The FIO is conducting a study for submission to the U.S. Congress on how to modernize and improve insurance regulation in the U.S.  Moreover, various federal regulatory agencies have proposed and adopted additional regulations in furtherance of the Dodd-Frank Act provisions and will continue in the coming months. To the extent these or other requirements ultimately apply to the Company, they could require the Company to change how it conducts and manages its business, including subjecting it to higher capital requirements, and could adversely affect it.

The foregoing requirements, as well as others that could be applied to the Company as a result of the legislation, could limit the Company’s ability to conduct certain lines of business and/or subject the Company to enhanced business conduct standards and/or otherwise adversely affect its future results of operations. Because many provisions of the Dodd-Frank Act are being implemented through agency rulemaking processes, a number of which have not been completed, our assessment of the legislation’s impact on the Company and its business remains uncertain and is subject to change.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during the Second Quarter 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1 - April 30	—	$—	—	5,000,000
May 1 - May 31	—	$—	—	5,000,000
June 1 - June 30	2,066,759	$11.76	2,066,759	2,933,241
Total	2,066,759	$11.76	2,066,759

(1)	In November 2011, the Company’s Board of Directors approved a share repurchase program for up to 5.0 million common shares.

ITEM 6.	EXHIBITS.

See Exhibit Index for a list of exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURED GUARANTY LTD. (Registrant)

Dated: August 9, 2012	By:	/s/ ROBERT A. BAILENSON

Robert A. Bailenson Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Director Compensation Summary (Incorporated by reference to Exhibit 99.1 to Form 8-K filed on August 1, 2012)*
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.1
The following financial information from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the Three and Six Months ended June 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months ended June 30, 2012 and 2011 (iv) Consolidated Statement of Shareholders’ Equity for the Six Months ended June 30, 2012; (v) Consolidated Statements of Cash Flows for the Six Months ended June 30, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.

*Management contract or compensatory plan