Form 10-Q
period 2012-11-09
ASSURED GUARANTY LTD
filed 2012-11-09
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012
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

The number of registrant’s Common Shares ($0.01 par value) outstanding as of November 1, 2012 was 194,076,724 (includes 88,549 unvested restricted shares).

ASSURED GUARANTY LTD.

PART I.        Financial Information

ITEM 1.	Financial Statements
Assured Guaranty Ltd.

Consolidated Balance Sheets (unaudited)

(dollars in millions except per share and share amounts)

	As of September 30, 2012	As of December 31, 2011
Assets
Investment portfolio:
Fixed maturity securities, available-for-sale, at fair value (amortized cost of $9,589 and $9,638)	$10,318	$10,142
Short term investments, at fair value	564	734
Other invested assets	205	223
Total investment portfolio	11,087	11,099
Cash	133	215
Premiums receivable, net of ceding commissions payable	944	1,003
Ceded unearned premium reserve	550	709
Deferred acquisition costs	127	132
Reinsurance recoverable on unpaid losses	56	69
Salvage and subrogation recoverable	430	368
Credit derivative assets	450	469
Deferred tax asset, net	729	804
Current income tax receivable	78	76
Financial guaranty variable interest entities’ assets, at fair value	2,693	2,819
Other assets	286	262
Total assets	$17,563	$18,025
Liabilities and shareholders’ equity
Unearned premium reserve	$5,332	$5,963
Loss and loss adjustment expense reserve	594	679
Reinsurance balances payable, net	185	171
Long-term debt	840	1,038
Credit derivative liabilities	2,151	1,773
Financial guaranty variable interest entities’ liabilities with recourse, at fair value	2,169	2,397
Financial guaranty variable interest entities’ liabilities without recourse, at fair value	1,018	1,061
Other liabilities	322	291
Total liabilities	12,611	13,373
Commitments and contingencies (See Note 12)
Common stock ($0.01 par value, 500,000,000 shares authorized; 193,988,878 and 182,235,798 shares issued and outstanding in 2012 and 2011)	2	2
Additional paid-in capital	2,722	2,570
Retained earnings	1,693	1,708
Accumulated other comprehensive income, net of tax of $200 and $135	531	368
Deferred equity compensation (320,193 shares in 2012 and 2011)	4	4
Total shareholders’ equity	4,952	4,652
Total liabilities and shareholders’ equity	$17,563	$18,025

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Operations (unaudited)

(dollars in millions except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Net earned premiums	$222	$211	$635	$695
Net investment income	102	95	301	295
Net realized investment gains (losses):
Other-than-temporary impairment losses	(4)	(33)	(41)	(67)
Less: portion of other-than-temporary impairment loss recognized in other comprehensive income	0	(17)	(30)	(35)
Other net realized investment gains (losses)	6	5	11	19
Net realized investment gains (losses)	2	(11)	0	(13)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	2	0	(78)	25
Net unrealized gains (losses)	(38)	1,156	(388)	830
Net change in fair value of credit derivatives	(36)	1,156	(466)	855
Fair value gain (loss) on committed capital securities	(2)	2	(12)	3
Fair value gains (losses) on financial guaranty variable interest entities	38	(99)	174	(154)
Other income	16	(9)	112	59
Total revenues	342	1,345	744	1,740
Expenses
Loss and loss adjustment expenses	90	215	459	313
Amortization of deferred acquisition costs	4	4	14	13
Interest expense	21	25	71	74
Other operating expenses	48	46	163	163
Total expenses	163	290	707	563
Income (loss) before income taxes	179	1,055	37	1,177
Provision (benefit) for income taxes
Current	(9)	(13)	(9)	(200)
Deferred	46	307	10	520
Total provision (benefit) for income taxes	37	294	1	320
Net income (loss)	$142	$761	$36	$857

Earnings per share:
Basic	$0.73	$4.15	$0.19	$4.66
Diluted	$0.73	$4.13	$0.19	$4.60
Dividends per share	$0.09	$0.045	$0.27	$0.135

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Comprehensive Income (unaudited)

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$142	$761	$36	$857
Unrealized holding gains (losses) arising during the period on:
Investments with no other-than-temporary impairment, net of tax provision (benefit) of $34, $52, $61 and $94	95	129	169	210
Investments with other-than-temporary impairment, net of tax provision (benefit) of $4, $(7), $(4) and $(3)	5	(14)	(13)	(6)
Unrealized holding gains (losses) arising during the period, net of tax	100	115	156	204
Less: reclassification adjustment for gains (losses) included in net income (loss), net of tax provision (benefit) of $(1), $(4), $(6), and $(5)	—	(9)	(5)	(12)
Change in net unrealized gains on investments	100	124	161	216
Other, net of tax provision	1	(3)	2	(1)
Other comprehensive income (loss)	$101	$121	$163	$215
Comprehensive income (loss)	$243	$882	$199	$1,072

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statement of Shareholders’ Equity (unaudited)

For the Nine Months Ended September 30, 2012

(dollars in millions, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2011	182,235,798	$2	$2,570	$1,708	$368	$4	$4,652
Net income	—	—	—	36	—	—	36
Dividends ($0.27 per share)	—	—	—	(51)	—	—	(51)
Dividends on restricted stock units	—	—	0	0	—	—	—
Common stock issuance, net	13,428,770	0	173	—	—	—	173
Common stock repurchases	(2,066,759)	0	(24)	—	—	—	(24)
Share-based compensation and other	391,069	0	3	—	—	—	3
Other comprehensive income	—	—	—	—	163	—	163
Balance at September 30, 2012	193,988,878	$2	$2,722	$1,693	$531	$4	$4,952

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Cash Flows (unaudited)

(in millions)

	Nine Months Ended September 30,
	2012	2011
Net cash flows provided by (used in) operating activities	$(223)	$601
Investing activities
Fixed maturity securities:
Purchases	(1,322)	(1,788)
Sales	683	849
Maturities	758	503
Net sales (purchases) of short-term investments	282	182
Net proceeds from paydowns on financial guaranty variable interest entities’ assets	407	598
Acquisition of MIAC, net of cash acquired	(91)	—
Other	85	14
Net cash flows provided by (used in) investing activities	802	358
Financing activities
Proceeds from issuances of common stock	173	—
Dividends paid	(51)	(25)
Repurchases of common stock	(24)	(23)
Share activity under option and incentive plans	(3)	(3)
Net paydowns of financial guaranty variable interest entities’ liabilities	(553)	(830)
Repayment of long-term debt	(204)	(17)
Net cash flows provided by (used in) financing activities	(662)	(898)
Effect of exchange rate changes	1	4
Increase (decrease) in cash	(82)	65
Cash at beginning of period	215	108
Cash at end of period	$133	$173
Supplemental cash flow information
Cash paid (received) during the period for:
Income taxes	$(11)	$89
Interest	$56	$58

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (unaudited)

September 30, 2012

1.	Business and Basis of Presentation

Business

Assured Guaranty Ltd. (“AGL” and, together with its subsidiaries, “Assured Guaranty” or the “Company”) is a Bermuda-based holding company that provides, through its operating subsidiaries, credit protection products to the United States (“U.S.”) and international public finance (including infrastructure) and structured finance markets. The Company has applied its credit underwriting judgment, risk management skills and capital markets experience to offer insurance that protects holders of debt instruments and other monetary obligations from defaults in scheduled payments, including scheduled interest and principal payments. The Company markets its credit protection products directly to issuers and underwriters of public finance and structured finance securities as well as to investors in such obligations. The Company guarantees obligations issued in many countries, although its principal focus is on the U.S., Europe and Australia.

Financial guaranty insurance policies provide an unconditional and irrevocable guaranty that protects the holder of a financial obligation against non-payment of principal and interest ("Debt Service") when due. Upon an obligor’s default on scheduled principal or interest payments due on the obligation, the Company is required under the financial guaranty policy to pay the principal or interest shortfall. The Company has issued financial guaranty insurance policies on public finance obligations and structured finance obligations. Public finance obligations insured by the Company consist primarily of general obligation bonds supported by the taxing powers of U.S. state or municipal governmental authorities, as well as tax-supported bonds, revenue bonds and other obligations supported by covenants from state or municipal governmental authorities or other municipal obligors to impose and collect fees and charges for public services or specific infrastructure projects. The Company also includes within public finance obligations those obligations backed by the cash flow from leases or other revenues from projects serving substantial public purposes, including utilities, toll roads, health care facilities and government office buildings. Structured finance obligations insured by the Company are generally issued by special purpose entities and backed by pools of assets such as residential or commercial mortgage loans, consumer or trade receivables, securities or other assets having an ascertainable cash flow or market value. The Company also includes within structured finance obligations other specialized financial obligations.

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

The Company has historically entered into ceded reinsurance contracts in order to obtain greater business diversification and reduce the net potential loss from large risks. In January 2012, two of AGL's operating subsidiaries, Assured Guaranty Municipal Corp. (“AGM”) and Assured Guaranty Corp. (“AGC”), entered into a $435 million excess of loss reinsurance facility with third-party reinsurers, which reduced rating agency capital charges. The Company also has been reassuming previously ceded business from reinsurers. In the three-month period ended March 31, 2012 (“First Quarter 2012”), the Company reassumed a total of $19.1 billion in par from two reinsurers and in the three-month period ended September 30, 2012, the Company reassumed $9 million in par from one reinsurer. See Note 11, Reinsurance and Other Monoline Exposures.

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

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and, in the opinion of management, reflect all adjustments that are of a normal recurring nature, necessary for a fair statement of the financial condition, results of operations and cash flows of the Company and its consolidated financial guaranty variable interest entities (“FG VIEs”) for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited interim consolidated financial statements are as of September 30, 2012 and cover the three-month period ended September 30, 2012 ("Third Quarter 2012"), the three-month period ended September 30, 2011 ("Third Quarter 2011"), the nine-month period ended September 30, 2012 ("Nine Months 2012") and the nine-month period ended September 30, 2011 ("Nine Months 2011"). The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

AGL’s principal insurance company subsidiaries are AGC, domiciled in Maryland; AGM, domiciled in New York; and Assured Guaranty Re Ltd. (“AG Re”), domiciled in Bermuda. In addition, the Company has another U.S. and another Bermuda insurance company subsidiary that participate in a pooling agreement with AGM, two insurance subsidiaries organized in the United Kingdom, and a mortgage insurance company domiciled in New York. On May 31, 2012, the Company also completed the purchase of Municipal and Infrastructure Assurance Corporation ("MIAC"), which is domiciled in New York. See Note 2, Business Changes, Risks, Uncertainties and Accounting Developments. The Company’s organizational structure includes various holdings companies, two of which—Assured Guaranty US Holdings Inc. (“AGUS”) and Assured Guaranty Municipal Holdings Inc. (“AGMH”)—have public debt outstanding. See Note 13, Long Term Debt and Credit Facilities.

2.	Business Changes, Risks, Uncertainties and Accounting Developments

Summarized below are updates of the most significant recent events that have had, or may have in the future, a material effect on the financial position, results of operations or business prospects of the Company.

Rating Actions

In the last several years, Standard and Poor’s Ratings Services (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”) have downgraded the financial strength ratings of all the Company’s insurance subsidiaries that they rate. On March 20, 2012, Moody’s placed the ratings of AGL and its Subsidiaries, including the insurance financial strength rating of the Company’s insurance subsidiaries, on review for possible downgrade. On October 30, 2012, Moody's indicated that it anticipates resolving its review during the first half of November 2012. There can be no assurance as to the actions that Moody's may take on the Company's ratings or that S&P will not take further action on the Company’s ratings. For a discussion of the effect of rating actions by S&P or Moody's on the Company as of September 30, 2012, see the following:

•	Note 4, Financial Guaranty Insurance Contracts

•	Note 6, Financial Guaranty Contracts Accounted for as Credit Derivatives

•	Note 11, Reinsurance and Other Monoline Exposures

•	Note 13, Long Term Debt and Credit Facilities (regarding the impact on the Company's insured leveraged lease transactions)
Another situation in which the Company is exposed to downgrade risk is AGM may be required to pay claims in respect of AGMH’s former financial products business if Dexia SA and its affiliates do not comply with their obligations following a downgrade of the financial strength rating of AGM. Most of the guaranteed investment contracts ("GICs") insured by AGM allow for the withdrawal of GIC funds in the event of a downgrade of AGM, unless the relevant GIC issuer posts collateral or otherwise enhances its credit. Most GICs insured by AGM allow for the termination of the GIC contract and a withdrawal of GIC funds at the option of the GIC holder in the event of a downgrade of AGM below a specified threshold, generally below A- by S&P or A3 by Moody’s, with no right of the GIC issuer to avoid such withdrawal by posting collateral or otherwise enhancing its credit. Each GIC contract stipulates the thresholds below which the GIC issuer must post eligible collateral, along with the types of securities eligible for posting and the collateralization percentage applicable to each security type. These collateralization percentages range from 100% of the GIC balance for cash posted as collateral to, typically, 108% for asset-backed securities. At September 30, 2012, a downgrade of AGM to below AA- by S&P and Aa3 by Moody’s would result in withdrawal of $358 million of GIC funds and the need to post collateral on GICs with a balance of $2.9 billion. In the event of such a downgrade, assuming an average margin of 105%, the market value as of September 30, 2012 that the GIC issuers would be required to post in order to avoid withdrawal of any GIC funds would be $3.1 billion.
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

Accounting Changes

There has recently been significant GAAP rule making activity which has affected the accounting policies and presentation of the Company’s financial information beginning on January 1, 2012, particularly:

•	Adoption of new guidance that restricted the types and amounts of financial guaranty insurance acquisition costs that may be deferred. See Note 4, Financial Guaranty Insurance Contracts.

•	Adoption of guidance that changed the presentation of other comprehensive income (“OCI”). See “Consolidated Statements of Comprehensive Income.”

•	Adoption of guidance requiring additional fair value disclosures. See Note 5, Fair Value Measurement.

                In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 amends prior indefinite-lived intangible asset impairment testing guidance. Under ASU 2012-02, the Company has the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that an indefinite-lived intangible asset is impaired. If, after considering the totality of events and circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is not impaired, then calculating the fair value of such asset is unnecessary.  ASU 2012-02 is effective for interim and annual periods beginning after September 15, 2012 and the Company will adopt ASU 2012-02 at December 31, 2012.  There will be no cumulative effect upon the adoption of ASU 2012-02 on the Company's consolidated financial position, results of operations or cash flows.

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

Assured Guaranty received a cash payment of $166 million from Deutsche Bank upon signing of the Deutsche Bank Agreement, a portion of which partially reimbursed Assured Guaranty for past losses on certain transactions. Assured Guaranty and Deutsche Bank also entered into loss sharing arrangements covering future RMBS related losses, which are described below. Under the Deutsche Bank Agreement, Deutsche Bank AG placed eligible assets in trust in order to collateralize the obligations of a reinsurance affiliate under the loss-sharing arrangements. The Deutsche Bank reinsurance affiliate may be required to post additional collateral in the future to satisfy rating agency requirements. As of September 30, 2012 the balance of the assets held in trust of $282 million was sufficient to fully collateralize Deutsche Bank's obligations, based on the Company's estimate of expected loss for the transactions covered under the agreement.

The settlement includes eight RMBS transactions (“Covered Transactions”) that Assured Guaranty has insured through financial guaranty insurance policies. The Covered Transactions are backed by first lien and second lien mortgage loans. Under the Deutsche Bank Agreement, the Deutsche Bank reinsurance affiliate will reimburse 80% of Assured Guaranty’s future losses on the Covered Transactions until Assured Guaranty’s aggregate losses (including those to date that are partially reimbursed by the $166 million cash payment) reach $319 million. Assured Guaranty currently projects that in the base case the Covered Transactions will not generate aggregate losses in excess of $319 million. In the event aggregate losses exceed $389 million, the Deutsche Bank reinsurance affiliate is required to resume reimbursement at the rate of 85% of Assured Guaranty’s losses in excess of $389 million until such losses reach $600 million. The Covered Transactions represented $548 million of gross par outstanding ($472 million on a net basis) as of September 30, 2012.

Certain uninsured tranches (“Uninsured Tranches”) of three of the Covered Transactions are included as collateral in RMBS re-securitization transactions as to which Assured Guaranty provides credit protection through CDS. Under the Deutsche Bank Agreement, the Deutsche Bank reinsurance affiliate will reimburse losses on the CDS in an amount equal to 60% of losses in these Uninsured Tranches until the aggregate losses in the Uninsured Tranches reach $141 million. In the event aggregate losses exceed $161 million, reimbursement resumes at the rate of 60% until the aggregate losses reach $185 million. The Deutsche Bank reinsurance affiliate is required to reimburse any losses in excess of $185 million at the rate of 100% until the aggregate losses reach $248 million. The Uninsured Tranches represent $317 million of par outstanding as of September 30, 2012. As of September 30, 2012, lifetime losses in the base case are expected to exceed $141 million (on a discounted basis).

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

MIAC Acquisition

On May 31, 2012, the Company purchased 100% of the outstanding common stock of MIAC from Radian for $91 million in cash, resulting in $16 million in indefinite-lived intangible assets which represents the value of MIAC's licenses. The other assets acquired consisted primarily of short-term investments. MIAC is licensed to provide financial guaranty insurance and reinsurance in 38 U.S. jurisdictions including the District of Columbia. The acquisition of MIAC enhances the Company's flexibility to respond to changes in the financial guaranty industry.

Remarketing of Senior Notes and Redemption of Equity Units

On June 1, 2012, the Company completed the remarketing of the $173 million aggregate principal amount of 8.50%

Senior Notes issued by AGUS in 2009 that were components of the Company's Equity Units. AGUS purchased all of the Senior Notes in the remarketing at a price of 100% of the aggregate principal amount thereof, and retired all of such notes on June 1, 2012. The proceeds from the remarketing were used to satisfy the obligations of the holders of the Equity Units to purchase AGL common shares pursuant to the forward purchase contracts that were also components of the Equity Units. Accordingly, on June 1, 2012, AGL issued 3.8924 common shares to holders of each $50 Equity Unit, which represented a settlement rate of 3.8685 common shares plus certain anti-dilution adjustments, or an aggregate of 13,428,770 common shares. The Equity Units ceased to exist when the forward purchase contracts were settled on June 1, 2012.

3.	Outstanding Exposure

The Company’s financial guaranty contracts are written in different forms, but collectively are considered financial guaranty contracts. The Company seeks to limit its exposure to losses by underwriting obligations that are investment grade at inception, diversifying its insured portfolio and maintaining rigorous subordination or collateralization requirements on structured finance obligations. The Company also has utilized reinsurance by ceding business to third-party reinsurers. The Company provides financial guaranties with respect to debt obligations of special purpose entities, including VIEs. Some of these VIEs are consolidated as described in Note 7, Consolidation of Variable Interest Entities. The outstanding par and Debt Service amounts presented below include outstanding exposures on VIEs whether or not they are consolidated.

Debt Service Outstanding

	Gross Debt Service Outstanding		Net Debt Service Outstanding
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	(in millions)
Public finance	$746,703	$798,471	$699,938	$716,890
Structured finance	117,105	137,661	109,790	128,775
Total financial guaranty	$863,808	$936,132	$809,728	$845,665

In addition to the amounts shown in the table above, the Company’s net mortgage guaranty insurance in force was approximately $150 million as of September 30, 2012. The net mortgage guaranty insurance in force is assumed excess of loss business and comprises $135 million covering loans originated in Ireland and $15 million covering loans originated in the UK.

Financial Guaranty Portfolio by Internal Rating

	As of September 30, 2012
	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
Super senior	$—	—%	$1,119	2.9%	$13,714	17.5%	$4,818	24.1%	$19,651	3.7%
AAA	4,575	1.2	1,392	3.6	30,745	39.2	8,504	42.5	45,216	8.4
AA	131,488	32.9	950	2.4	9,996	12.7	725	3.6	143,159	26.7
A	215,989	54.1	10,281	26.5	4,500	5.7	1,476	7.4	232,246	43.3
BBB	42,353	10.6	22,712	58.7	4,093	5.2	2,594	13.0	71,752	13.4
Below-investment-grade (“BIG”)	4,771	1.2	2,266	5.9	15,456	19.7	1,876	9.4	24,369	4.5
Total net par outstanding	$399,176	100.0%	$38,720	100.0%	$78,504	100.0%	$19,993	100.0%	$536,393	100.0%

	As of December 31, 2011
	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
Super senior	$—	—%	$1,138	2.9%	$16,756	18.2%	$5,660	23.9%	$23,554	4.2%
AAA	5,074	1.3	1,381	3.5	35,736	38.7	10,231	43.2	52,422	9.4
AA	139,693	34.6	1,056	2.7	12,575	13.6	976	4.1	154,300	27.7
A	213,164	52.9	11,744	30.1	4,115	4.5	1,518	6.4	230,541	41.3
BBB	40,635	10.1	21,399	54.8	5,044	5.5	3,391	14.3	70,469	12.6
BIG	4,507	1.1	2,328	6.0	18,008	19.5	1,919	8.1	26,762	4.8
Total net par outstanding	$403,073	100.0%	$39,046	100.0%	$92,234	100.0%	$23,695	100.0%	$558,048	100.0%

Beginning in First Quarter 2012, the Company decided to classify those portions of risks benefiting from reimbursement obligations collateralized by eligible assets held in trust in acceptable reimbursement structures as the higher of 'AA' or their current internal rating. As of Third Quarter 2012, the Company applied this policy to the Bank of America Agreement and the Deutsche Bank Agreement (see Note 4, Financial Guaranty Insurance Contracts). The Bank of America Agreement was entered into in April 2011 and the reclassification in First Quarter 2012 resulted in a decrease in BIG net par outstanding as of December 31, 2011 of $1,452 million from that previously reported.

In addition to amounts shown in the tables above, the Company had outstanding commitments to provide guaranties of $1.7 billion for structured finance and $0.9 billion for public finance obligations at September 30, 2012. The structured finance commitments include the unfunded component of pooled corporate and other transactions. Public finance commitments typically relate to primary and secondary public finance debt issuances. The expiration dates for the public finance commitments range between October 1, 2012 and February 25, 2017, with $0.5 billion expiring prior to December 31, 2012. The commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

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

Net Economic Exposure to Selected European Countries(1)
September 30, 2012

	Greece	Hungary	Ireland	Italy	Portugal	Spain (2)	Total
	(in millions)
Sovereign and sub-sovereign exposure:
Public finance	$—	$—	$—	$992	$108	$260	$1,360
Infrastructure finance	—	423	23	326	99	167	1,038
Sub-total	—	423	23	1,318	207	427	2,398
Non-sovereign exposure:
Regulated utilities	—	—	—	228	—	9	237
RMBS	—	219	135	491	—	—	845
Commercial receivables	—	1	18	26	14	17	76
Pooled corporate	25	—	187	227	14	527	980
Sub-total	25	220	340	972	28	553	2,138
Total	$25	$643	$363	$2,290	$235	$980	$4,536
Total BIG	$—	$511	$8	$242	$125	$410	$1,296
 ____________________
(1)                             While the Company’s exposures are shown in U.S. dollars, the obligations the Company insures are in various currencies, including U.S. dollars, Euros and British pounds sterling. Included in the table above is $135 million of reinsurance assumed on a 2004 - 2006 pool of Irish residential mortgages that is part of the Company’s remaining legacy mortgage reinsurance business. One of the residential mortgage-backed securities included in the table above includes residential mortgages in both Italy and Germany, and only the portion of the transaction equal to the portion of the original mortgage pool in Italian mortgages is shown in the table.

(2)	See Note 4, Financial Guaranty Insurance Contracts.

The Company no longer guarantees any sovereign bonds of the Selected European Countries. The exposure shown in the “Public Finance Category” is from transactions backed by receivable payments from sub-sovereigns in Italy, Spain and Portugal. Sub-sovereign debt is debt issued by a governmental entity or government backed entity, or supported by such an entity, that is other than direct sovereign debt of the ultimate governing body of the country. The Company understands that Moody's recently had undertaken a review of redenomination risk in selected countries in the Eurozone, including some of the Selected European Countries. No redenomination from the Euro to another currency has yet occurred and it may never occur. Therefore, it is not possible to be certain at this point how a redenomination of an issuer’s obligations might be implemented in the future and, in particular, whether any redenomination would extend to the Company's obligations under a related financial guarantee. As of June 30, 2012, the Company had €218 million of net exposure to the sovereign debt of Greece. The Company accelerated claims under its guarantees during the second quarter 2012, paying off in full its liabilities with respect to the Greek sovereign bonds it guaranteed. As of September 30, 2012, the Company no longer had any direct exposure to Greece.

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

Financial Guaranty Exposures
(Insurance and Credit Derivative Form)

	As of September 30, 2012
	BIG Net Par Outstanding				Net Par	BIG Net Par as a % of Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding	Outstanding
			(in millions)
First lien U.S. RMBS:
Prime first lien	$27	$461	$3	$491	$663	0.1%
Alt-A first lien	120	2,146	1,442	3,708	4,760	0.7
Option ARM	60	425	734	1,219	1,753	0.2
Subprime	116	1,350	854	2,320	7,541	0.4
Second lien U.S. RMBS:
Closed end second lien	—	451	412	863	985	0.2
Home equity lines of credit (“HELOCs”)	96	—	2,755	2,851	3,358	0.5
Total U.S. RMBS	419	4,833	6,200	11,452	19,060	2.1
Trust preferred securities (“TruPS”)	2,026	—	951	2,977	5,863	0.6
Other structured finance	1,156	377	1,370	2,903	73,574	0.5
U.S. public finance	3,288	665	818	4,771	399,176	0.9
Non-U.S. public finance	2,266	—	—	2,266	38,720	0.4
Total	$9,155	$5,875	$9,339	$24,369	$536,393	4.5%

	As of December 31, 2011
	BIG Net Par Outstanding				Net Par	BIG Net Par as a % of Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding	Outstanding
			(in millions)
First lien U.S. RMBS:
Prime first lien	$77	$465	$—	$542	$739	0.1%
Alt-A first lien	1,695	1,028	1,540	4,263	5,329	0.8
Option ARM	25	689	882	1,596	2,433	0.3
Subprime (including net interest margin securities)	795	1,200	513	2,508	8,136	0.4
Second lien U.S. RMBS:
Closed end second lien	—	495	520	1,015	1,040	0.2
HELOCs	421	—	2,858	3,279	3,890	0.6
Total U.S. RMBS	3,013	3,877	6,313	13,203	21,567	2.4
TruPS	2,501	—	951	3,452	6,334	0.6
Other structured finance	1,295	548	1,429	3,272	88,028	0.6
U.S. public finance	3,395	274	838	4,507	403,073	0.8
Non-U.S. public finance (1)	2,046	282	—	2,328	39,046	0.4
Total	$12,250	$4,981	$9,531	$26,762	$558,048	4.8%
_____________________
(1)    Includes $282 million in net par as of December 31, 2011, for bonds of the Hellenic Republic of Greece. See Note 4, Financial Guaranty Insurance Contracts.

Below-Investment-Grade Credits
By Category

	As of September 30, 2012
	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$6,943	$2,212	$9,155	148	31	179
Category 2	3,233	2,642	5,875	90	30	120
Category 3	7,299	2,040	9,339	136	31	167
Total BIG	$17,475	$6,894	$24,369	374	92	466

	As of December 31, 2011
	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$8,297	$3,953	$12,250	171	40	211
Category 2	3,458	1,523	4,981	71	33	104
Category 3	7,204	2,327	9,531	126	26	152
Total BIG	$18,959	$7,803	$26,762	368	99	467
_____________________
(1)                                Includes net par outstanding for FG VIEs.

(2)                                 A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making Debt Service payments.

Hurricane Sandy

On October 29, 2012, Hurricane Sandy made landfall in New Jersey and caused significant loss of life and property damage in New Jersey, New York and Connecticut. While the Company is continuing to evaluate the effects of Hurricane Sandy on its insured portfolio, it does not expect any significant losses as a result of the hurricane at this time.

4.	Financial Guaranty Insurance Contracts

Change in accounting for deferred acquisition costs

In October 2010, the FASB adopted Accounting Standards Update (“Update”) No. 2010-26. The Company adopted this guidance January 1, 2012, with retrospective application. The Update specifies that certain costs incurred in the successful acquisition of new and renewal insurance contracts should be capitalized. These costs include direct costs of contract acquisition that result directly from and are essential to the contract transaction. These costs include expenses such as ceding commissions and the cost of underwriting personnel. Management uses its judgment in determining the type and amount of cost to be deferred. The Company conducts an annual study to determine which operating costs qualify for deferral. Ceding commission income on business ceded to third party reinsurers reduces policy acquisition costs and is deferred. Costs incurred by the insurer for soliciting potential customers, market research, training, administration, unsuccessful acquisition efforts, and product development as well as all overhead type costs are charged to expense as incurred.

Expected losses, which include loss adjustment expenses (“LAE”), investment income, and the remaining costs of servicing the insured or reinsured business are considered in determining the recoverability of deferred acquisition costs. When an insured issue is retired early, the remaining related deferred acquisition cost is expensed at that time. Ceding commission expense and income associated with future installment premiums on assumed and ceded business, respectively, are calculated at their contractually defined rates and recorded in deferred acquisition costs on the consolidated balance sheets with a corresponding offset to net premium receivable or reinsurance balances payable.

As of January 1, 2011, the effect of retrospective application of the new guidance was a reduction to deferred acquisition costs of $94 million and a reduction to retained earnings of $64 million.

Effect of Retrospective Application of New Deferred Acquisition Cost Guidance
On Consolidated Statements of Operations

	As Reported Third Quarter 2011	Retroactive Application Adjustment	As Revised Third Quarter 2011
	(in millions except per share amounts)
Amortization of deferred acquisition costs	$7	$(3)	$4
Other operating expenses	42	4	46
Net income (loss)	761	0	761
Earnings per share:
Basic	$4.15	$—	$4.15
Diluted	4.13	—	4.13

	As Reported Nine Months 2011	Retroactive Application Adjustment	As Revised Nine Months 2011
	(in millions except per share amounts)
Amortization of deferred acquisition costs	$24	$(11)	$13
Other operating expenses	147	16	163
Net income (loss)	859	(2)	857
Earnings per share:
Basic	4.67	(0.01)	4.66
Diluted	4.61	(0.01)	4.60

The portfolio of outstanding exposures discussed in Note 3, Outstanding Exposure, includes financial guaranty contracts that meet the definition of insurance contracts as well as those that meet the definition of derivative contracts. Amounts presented in this note relate only to financial guaranty insurance contracts. See Note 6, Financial Guaranty Contracts Accounted for as Credit Derivatives. Tables presented herein also present reconciliations to financial statement line items for other less significant types of insurance.

Net Earned Premiums

	Third Quarter		Nine Months
	2012	2011	2012	2011
	(in millions)
Scheduled net earned premiums	$144	$178	$441	$596
Acceleration of premium earnings	73	27	178	77
Accretion of discount on net premiums receivable	4	6	15	21
Total financial guaranty	221	211	634	694
Other	1	0	1	1
Total net earned premiums(1)	$222	$211	$635	$695
 ___________________
(1)                                  Excludes $17 million and $20 million in Third Quarter 2012 and 2011, respectively, and $50 million and $57 million for Nine Months 2012 and 2011, respectively, related to consolidated FG VIEs.

Gross Premium Receivable, Net of Ceding Commissions Roll Forward

	Nine Months
	2012	2011
	(in millions)
Balance beginning of period	$1,003	$1,168
Premium written, net	134	153
Premium payments received, net	(225)	(228)
Adjustments to the premium receivable:
Changes in the expected term of financial guaranty insurance contracts	12	(117)
Accretion of discount	19	23
Foreign exchange translation	10	(3)
Consolidation of FG VIEs	(5)	(10)
Other adjustments	(4)	1
Balance, end of period (1)	$944	$987
____________________
(1)                                  Excludes $30 million and $29 million as of September 30, 2012 and 2011, respectively, related to consolidated FG VIEs.

Gains or losses due to foreign exchange rate changes relate to installment premium receivables denominated in currencies other than the U.S. dollar. Approximately 50%, 47% and 49% of installment premiums at September 30, 2012, December 31, 2011 and September 30, 2011, respectively, are denominated in currencies other than the U.S. dollar, primarily in Euro and British Pound Sterling.

Actual collections may differ from expected collections in the tables below due to factors such as foreign exchange rate fluctuations, counterparty collectability issues, accelerations, commutations and changes in expected lives.

Expected Collections of Gross Premiums Receivable,
Net of Ceding Commissions (Undiscounted)

September 30, 2012
(in millions)
2012 (October 1 – December 31)	$65
2013	112
2014	93
2015	83
2016	77
2017-2021	305
2022-2026	206
2027-2031	152
After 2031	190
Total(1)	$1,283
 ____________________
(1)                                  Excludes expected cash collections on FG VIEs of $35 million.

Components of Unearned Premium Reserve

	As of September 30, 2012			As of December 31, 2011
	Gross	Ceded	Net(1)	Gross	Ceded	Net(1)
	(in millions)
Deferred premium revenue	$5,476	$576	$4,900	$6,046	$728	$5,318
Contra-paid	(152)	(26)	(126)	(92)	(19)	(73)
Total financial guaranty	5,324	550	4,774	5,954	709	5,245
Other	8	0	8	9	0	9
Total	$5,332	$550	$4,782	$5,963	$709	$5,254
 ____________________
(1)                              Total net unearned premium reserve excludes $226 million and $274 million related to FG VIEs as of September 30, 2012 and December 31, 2011, respectively.

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

Expected Timing of Premium and Loss Recognition

	As of September 30, 2012
	Scheduled Net Earned Premium	Net Expected Loss to be Expensed	Net
	(in millions)
2012 (October 1–December 31)	$141	$25	$116
Subtotal 2012	141	25	116
2013	490	75	415
2014	433	49	384
2015	379	38	341
2016	343	35	308
2017 - 2021	1,294	124	1,170
2022 - 2026	814	66	748
2027 - 2031	498	34	464
After 2031	508	30	478
Total present value basis(1)(2)	4,900	476	4,424
Discount	270	235	35
Total future value	$5,170	$711	$4,459
 ____________________
(1)                                  Balances represent discounted amounts.

(2)                                  Consolidation of FG VIEs resulted in reductions of $364 million in future scheduled net earned premium and $195 million in net expected loss to be expensed.

Selected Information for Policies Paid in Installments

	As of September 30, 2012	As of December 31, 2011
	(dollars in millions)
Premiums receivable, net of ceding commission payable	$944	$1,003
Gross deferred premium revenue	1,920	2,193
Weighted-average risk-free rate used to discount premiums	3.6%	3.4%
Weighted-average period of premiums receivable (in years)	9.9	9.8

Loss Estimation Process

The Company’s loss reserve committees estimate expected loss to be paid (including any loss adjustment expenses). Surveillance personnel present analyses related to potential losses to the Company’s loss reserve committees for consideration in estimating the expected loss to be paid. Such analyses include the consideration of various scenarios with potential probabilities assigned to them. Depending upon the nature of the risk, the Company’s view of the potential size of any loss and the information available to the Company, that analysis may be based upon individually developed cash flow models, internal credit rating assessments and sector-driven loss severity assumptions or judgmental assessments. In the case of its assumed business, the Company may conduct its own analysis as just described or, depending on the Company’s view of the potential size of any loss and the information available to the Company, the Company may use loss estimates provided by ceding insurers. The Company’s loss reserve committees review and refresh the estimate of expected loss to be paid each quarter. The Company’s estimate of ultimate loss on a policy is subject to significant uncertainty over the life of the insured transaction due to the potential for significant variability in credit performance as a result of economic, fiscal and financial market variability over the long duration of most contracts. The determination of expected loss to be paid is an inherently subjective process involving numerous estimates, assumptions and judgments by management.

The following table presents a roll forward of the present value of net expected loss to be paid for financial guaranty insurance contracts by sector. Net expected loss to be paid is the estimate of the present value of future claim payments, net of reinsurance and net of salvage and subrogation, which includes the present value benefit of estimated recoveries for breaches of representations and warranties (“R&W”). The Company used weighted average risk-free rates for U.S. dollar denominated obligations, which ranged from 0.0% to 3.19% as of September 30, 2012 and 0.0% to 3.27% as of December 31, 2011.

Present Value of Net Expected Loss to be Paid
Roll Forward by Sector(1)

	Net Expected Loss to be Paid as of June 30, 2012	Economic Loss Development(2)	(Paid) Recovered Losses(3)	Net Expected Loss to be Paid as of September 30, 2012(4)
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$3	$1	$—	$4
Alt-A first lien	192	4	(8)	188
Option ARM	(36)	7	(88)	(117)
Subprime	159	11	(5)	165
Total first lien	318	23	(101)	240
Second lien:
Closed-end second lien	(17)	(1)	(3)	(21)
HELOCs	(63)	(14)	(30)	(107)
Total second lien	(80)	(15)	(33)	(128)
Total U.S. RMBS	238	8	(134)	112
TruPS	7	3	(1)	9
Other structured finance	221	1	(1)	221
U.S. public finance	58	8	(56)	10
Non-U.S. public finance	302	33	(289)	46
Total financial guaranty	826	53	(481)	398
Other	(4)	—	—	(4)
Total	$822	$53	$(481)	$394

	Net Expected Loss to be Paid as of June 30, 2011	Economic Loss Development(2)	(Paid) Recovered Losses(3)	Net Expected Loss to be Paid as of September 30, 2011
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$3	$(1)	$—	$2
Alt-A first lien	167	(3)	(16)	148
Option ARM	267	51	(75)	243
Subprime	162	36	(1)	197
Total first lien	599	83	(92)	590
Second lien:
Closed-end second lien	(95)	47	(1)	(49)
HELOCs	(38)	(8)	(24)	(70)
Total second lien	(133)	39	(25)	(119)
Total U.S. RMBS	466	122	(117)	471
TruPS	4	8	1	13
Other structured finance	177	75	(6)	246
U.S. public finance	60	1	(30)	31
Non-U.S. public finance	6	6	—	12
Total financial guaranty	713	212	(152)	773
Other	2	—	—	2
Total	$715	$212	$(152)	$775

	Net Expected Loss to be Paid as of December 31, 2011(4)	Economic Loss Development(2)	(Paid) Recovered Losses(3)	Net Expected Loss to be Paid as of September 30, 2012(4)
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$2	$2	$—	$4
Alt-A first lien	135	18	35	188
Option ARM	153	6	(276)	(117)
Subprime	140	33	(8)	165
Total first lien	430	59	(249)	240
Second lien:
Closed-end second lien	(80)	(5)	64	(21)
HELOCs	(31)	9	(85)	(107)
Total second lien	(111)	4	(21)	(128)
Total U.S. RMBS	319	63	(270)	112
TruPS	13	(3)	(1)	9
Other structured finance	240	12	(31)	221
U.S. public finance	16	66	(72)	10
Non-U.S public finance	50	216	(220)	46
Total financial guaranty	638	354	(594)	398
Other	2	(6)	—	(4)
Total	$640	$348	$(594)	$394

	Net Expected Loss to be Paid as of December 31, 2010	Economic Loss Development(2)	(Paid) Recovered Losses(3)	Expected Loss to be Paid as of September 30, 2011
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$1	$1	$—	$2
Alt-A first lien	184	19	(55)	148
Option ARM	524	(38)	(243)	243
Subprime	201	13	(17)	197
Total first lien	910	(5)	(315)	590
Second lien:
Closed-end second lien	57	(63)	(43)	(49)
HELOCs	(806)	97	639	(70)
Total second lien	(749)	34	596	(119)
Total U.S. RMBS	161	29	281	471
TruPS	(1)	15	(1)	13
Other structured finance	160	93	(7)	246
U.S. public finance	82	(12)	(39)	31
Non-U.S public finance	7	5	—	12
Total financial guaranty	409	130	234	773
Other	2	—	—	2
Total	$411	$130	$234	$775
 ____________________

(1)	Amounts include all expected payments whether or not the insured VIE is consolidated.

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

(4)	Includes expected LAE to be paid for mitigating claim liabilities of $26 million as of September 30, 2012 and $36 million as of December 31, 2011.

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

As of September 30, 2012
(in millions)
Net expected loss to be paid	$398
Less: net expected loss to be paid for FG VIEs	(81)
Total	479
Contra-paid, net	126
Other recoveries (1)	30
Salvage and subrogation recoverable	424
Ceded salvage and subrogation recoverable(2)	(47)
Loss and LAE reserve	(591)
Reinsurance recoverable on unpaid losses	55
Net expected loss to be expensed(3)	$476
 ____________________

(1)	R&W recoveries recorded in other assets on the consolidated balance sheet.

(2)	Recorded in reinsurance balances payable on the consolidated balance sheet.

(3)	Excludes $195 million related to consolidated FG VIEs.

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

Mortgage borrowers that are not more than one payment behind (generally considered performing borrowers) have demonstrated an ability and willingness to pay throughout the recession and mortgage crisis, and as a result are viewed as less likely to default than delinquent borrowers. Performing borrowers that eventually default will also need to progress through delinquency categories before any defaults occur. The Company projects how many of the currently performing loans will default and when they will default, by first converting the projected near term defaults of delinquent borrowers derived from liquidation rates into a vector of conditional default rates ("CDR"), then projecting how the conditional default rates will develop over time. Loans that are defaulted pursuant to the conditional default rate after the liquidation of currently delinquent loans represent defaults of currently performing loans. A conditional default rate is the outstanding principal amount of defaulted loans liquidated in the current month divided by the remaining outstanding amount of the whole pool of loans (or “collateral pool balance”). The collateral pool balance decreases over time as a result of scheduled principal payments, partial and whole principal prepayments, and defaults.

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

Third Quarter-End 2012 U.S. RMBS Loss Projections

The Company's RMBS loss projection methodology assumes that the housing and mortgage markets will eventually improve. Each quarter the Company makes a judgment as to whether to change its assumptions used to make RMBS loss projections based on its observation during the quarter of the performance of its insured transactions (including early stage delinquencies, late stage delinquencies and, for first liens, loss severity) as well as the residential property market and economy in general, and, to the extent it observes changes, it makes a judgment as whether those changes are normal fluctuations or part of a trend. Based on such observations, the Company chose to use essentially the same methodology and scenarios to project RMBS loss as of September 30, 2012 as it used as of June 30, 2012. The methodology and scenarios used as of September 30, 2012 were also essentially the same as those it used as of December 31, 2011, except that as compared to December 31, 2011 (i) in its most optimistic scenario, it reduced by three months the period it assumed it would take the mortgage market to recover and (ii) in its most pessimistic scenario, it increased by three months the period it assumed it would take the mortgage market to recover. The methodology the Company uses to project RMBS losses and the scenarios it employs are described in more detail below under "-- U.S. Second Lien RMBS Loss Projections: HELOCs and Closed-End Second Lien" and " -- U.S. First Lien RMBS Loss Projections: Alt A First Lien, Option ARM, Subprime and Prime".

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

The Company believes the primary variables affecting its expected losses in second lien RMBS transactions are the amount and timing of future losses in the collateral pool supporting the transactions and the amount of loans repurchased for breaches of R&W (or agreements with R&W providers related to such obligations). Expected losses are also a function of the structure of the transaction; the voluntary prepayment rate (typically also referred to as conditional prepayment rate ("CPR") of the collateral); the interest rate environment; and assumptions about the draw rate and loss severity. These variables are interrelated, difficult to predict and subject to considerable volatility. If actual experience differs from the Company’s assumptions, the losses incurred could be materially different from the estimate. The Company continues to update its evaluation of these exposures as new information becomes available.

The following table shows the range of key assumptions for the calculation of expected loss to be paid for individual transactions for direct vintage 2004 - 2008 second lien U.S. RMBS.

Key Assumptions in Base Case Expected Loss Estimates
Second Lien RMBS(1)

HELOC key assumptions	As of September 30, 2012			As of June 30, 2012			As of December 31, 2011
Plateau CDR	2.2%	–	12.9%	2.9%	–	20.9%	4.0%	–	27.4%
Final CDR trended down to	0.4%	–	3.2%	0.4%	–	3.2%	0.4%	–	3.2%
Expected period until final CDR	36 months			36 months			36 months
Initial CPR	3.7%	–	17.5%	2.7%	–	16.4%	1.4%	–	25.8%
Final CPR	10%			10%			10%
Loss severity	98%			98%			98%
Initial draw rate	0.0%	–	3.5%	0.0%	–	4.1%	0.0%	–	15.3%

Closed-end second lien key assumptions	As of September 30, 2012			As of June 30, 2012			As of December 31, 2011
Plateau CDR	6.2%	–	19.0%	4.3%	–	20.7%	6.9%	–	24.8%
Final CDR trended down to	3.3%	–	9.1%	3.3%	–	9.1%	3.5%	–	9.2%
Expected period until final CDR	36 months			36 months			36 months
Initial CPR	1.8%	–	10.1%	1.1%	–	11.0%	0.9%	–	14.7%
Final CPR	10%			10%			10%
Loss severity	98%			98%			98%
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

As of September 30, 2012, for the base case scenario, the CDR (the “plateau CDR”) was held constant for one month. Once the plateau period has ended, the CDR is assumed to gradually trend down in uniform increments to its final long-term steady state CDR. In the base case scenario, the time over which the CDR trends down to its final CDR is 30 months. Therefore, the total stress period for second lien transactions is 36 months, comprising five months of delinquent data, a one month plateau period and 30 months of decrease to the steady state CDR. This is the same as June 30, 2012 and December 31, 2011. The long-term steady state CDR is calculated as the constant CDR that would have yielded the amount of losses originally expected at underwriting. When a second lien loan defaults, there is generally a very low recovery. Based on current expectations of future performance, the Company assumes that it will only recover 2% of the collateral, the same as June 30, 2012 and December 31, 2011.

The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected (which is a function of the CDR and the loan balance over time) as well as the amount of excess spread (which is the excess of the interest paid by the borrowers on the underlying loan over the amount of interest and expenses owed on the insured obligations). In the base case, the current CPR (based on an average of the most recent three months) is assumed to continue until the end of the plateau before gradually increasing to the final CPR over the same period the CDR decreases. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant. The final CPR is assumed to be 10% for both HELOC and closed-end second lien transactions. This level is much higher than current rates for most transactions, but lower than the historical average, which reflects the Company’s continued uncertainty about the projected performance of the borrowers in these transactions. This pattern is consistent with how the Company modeled the CPR at June 30, 2012 and December 31, 2011. To the extent that prepayments differ from projected levels it could materially change the Company’s projected excess spread and losses.

The Company uses a number of other variables in its second lien loss projections, including the spread between relevant interest rate indices, and HELOC draw rates (the amount of new advances provided on existing HELOCs expressed as a percentage of current outstanding advances). For HELOC transactions, the draw rate is assumed to decline from the current level to a final draw rate over a period of three months. The final draw rates were assumed to range from 0.0% to 1.8%.

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

As of September 30, 2012, the Company’s base case assumed a one month CDR plateau and a 30 month ramp-down (for a total stress period of 36 months), the same as June 30, 2012 and December 31, 2011. The Company also modeled a scenario with a longer period of elevated defaults and another with a shorter period of elevated defaults and weighted them the same as of June 30, 2012 and December 31, 2011. The length of the ramp-downs the Company used as of September 30, 2012 and June 30, 2012 were three months shorter in the optimistic cases and three months longer in the pessimistic cases than the Company used as of December 31, 2011 reflecting both positive and negative developments observed by the Company in the market. Increasing the CDR plateau to four months and increasing the ramp-down by three months to 33-months (rather than 30 months as of December 31, 2011, for a total stress period of 42 months rather than 39 months as of December 31, 2011) would increase the expected loss by approximately $53 million for HELOC transactions and $4 million for closed-end second lien transactions. On the other hand, keeping the CDR plateau at one month but decreasing the length of the CDR ramp-down to a 21 months (rather than 24 months as of December 31, 2011, for a total stress period of 27 months rather than 30 months as of December 31, 2011) would decrease the expected loss by approximately $52 million for HELOC transactions and $3 million for closed-end second lien transactions.

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

The majority of projected losses in first lien RMBS transactions are expected to come from non-performing mortgage loans (those that are delinquent or in foreclosure or where the loan has been foreclosed and the RMBS issuer owns the underlying real estate). Changes in the amount of non-performing loans from the amount projected in the previous period are one of the primary drivers of loss development in this portfolio. In order to determine the number of defaults resulting from these delinquent and foreclosed loans, the Company applies a liquidation rate assumption to loans in each of various delinquency categories. The Company arrived at its liquidation rates based on data purchased from a third party, and assumptions about how delays in the foreclosure process may ultimately affect the rate at which loans are liquidated. The liquidation rate is a standard industry measure that is used to estimate the number of loans in a given aging category that will default within a specified time period. The Company projects these liquidations to occur over two years. The Company used the same liquidation rates for September 30, 2012 as it did for June 30, 2012 and December 31, 2011. The following table shows liquidation assumptions for various delinquency categories.

First Lien Liquidation Rates
as of September 30, 2012

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

In the base case, after the initial 24-month CDR plateau period, each transaction’s CDR is projected to improve over

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

Another important driver of loss projections is loss severity, which is the amount of loss the transaction incurs on a loan after the application of net proceeds from the disposal of the underlying property. Loss severities experienced in first lien transactions have reached historic high levels, and the Company is assuming that these high levels generally will continue for another year (in the case of subprime loans, the Company assumes the unprecedented 90% loss severity rate will continue for six months then drop to 80% for six months before following the ramp described below). The Company determines its initial loss severity based on actual recent experience. The Company’s loss severity assumptions for September 30, 2012 were the same as it used for June 30, 2012 and December 31, 2011. The Company then assumes that loss severities begin returning to levels consistent with underwriting assumptions beginning in June 2013, and in the base case scenario, decline over two years to 40%.

The following table shows the range of key assumptions used in the calculation of expected loss to be paid for individual transactions for direct vintage 2004 - 2008 first lien U.S. RMBS.

Key Assumptions in Base Case Expected Loss Estimates
First Lien RMBS(1)

	As of September 30, 2012			As of June 30, 2012			As of December 31, 2011
Alt-A First Lien
Plateau CDR	3.5%	–	23.5%	3.3%	–	23.0%	2.8%	–	41.3%
Intermediate CDR	0.7%	–	4.7%	0.7%	–	4.6%	0.6%	–	8.3%
Final CDR	0.2%	–	1.2%	0.2%	–	1.2%	0.1%	–	2.1%
Initial loss severity	65%			65%			65%
Initial CPR	0.0%	–	31.9%	0.0%	–	27.1%	0.0%	–	24.4%
Final CPR	15%			15%			15%
Option ARM
Plateau CDR	7.6%	–	27.7%	9.3%	–	30.2%	11.7%	–	31.5%
Intermediate CDR	1.5%	–	5.5%	1.9%	–	6.0%	2.3%	–	6.3%
Final CDR	0.4%	–	1.4%	0.5%	–	1.5%	0.6%	–	1.6%
Initial loss severity	65%			65%			65%
Initial CPR	0.0%	–	4.0%	0.6%	–	4.9%	0.3%	–	10.8%
Final CPR	15%			15%			15%
Subprime
Plateau CDR	7.5%	–	28.4%	7.2%	–	29.2%	8.6%	–	29.9%
Intermediate CDR	1.5%	–	5.7%	1.4%	–	5.8%	1.7%	–	6.0%
Final CDR	0.4%	–	1.4%	0.4%	–	1.5%	0.4%	–	1.5%
Initial loss severity	90%			90%			90%
Initial CPR	0.0%	–	7.4%	0.0%	–	8.8%	0.0%	–	16.3%
Final CPR	15%			15%			15%
 ____________________
(1)                                Represents variables for most heavily weighted scenario (the “base case”).

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

In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the conditional default rate returned to its modeled equilibrium, which was defined as 5% of the current conditional default rate. The Company also stressed CPR and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios (including its base case) as of September 30, 2012, the same number of scenarios as June 30, 2012 and December 31, 2011. For September 30, 2012 the Company used the same scenarios and weightings as it has for June 30, 2012, which were also the same as it used for December 31, 2011 except that for September 30, 2012 and June 30, 2012 it assumed in the most stressful scenario that the recovery would occur three months more slowly and in the most optimistic scenario that it would occur three months more quickly than it had for December 31, 2011. In a somewhat more stressful environment than that of the base case, where the conditional default rate plateau was extended three months (to be 27 months long) before the same more gradual conditional default rate recovery and loss severities were assumed to recover over four rather than two years (and subprime loss severities were assumed to recover only to 60%), expected loss to be paid would increase from current projections by approximately $25 million for Alt-A first liens, $23 million for Option ARM, $108 million for subprime and $1 million for prime transactions. In an even more stressful scenario where loss severities were assumed to rise and then recover over eight years and the initial ramp-down of the conditional default rate was assumed to occur over 15 months (rather than 12 months as of December 31, 2011) and other assumptions were the same as the other stress scenario, expected loss to be paid would increase from current projections by approximately $71 million for Alt-A first liens, $56 million for Option ARM, $167 million for subprime and $4 million for prime transactions. The Company also considered two scenarios where the recovery was faster than in its base case. In a scenario with a somewhat less stressful environment than the base case, where conditional default rate recovery was somewhat less gradual and the initial subprime loss severity rate was assumed to be 80% for 12 months and was assumed to recover to 40% over two years, expected loss to be paid would decrease from current projections by approximately $4 million for Alt-A first lien, $30 million for Option ARM, $29 million for subprime and $0 million for prime transactions. In an even less stressful scenario where the conditional default rate plateau was three months shorter (21 months, effectively assuming that liquidation rates would improve) and the conditional default rate recovery was more pronounced, (including an initial ramp-down of the conditional default rate over nine months rather than 12 months as at December 31, 2011), expected loss to be paid would decrease from current projections by approximately $28 million for Alt-A first lien, $68 million for Option ARM, $56 million for subprime and $1 million for prime transactions.

Breaches of Representations and Warranties

The Company is pursuing reimbursements for breaches of R&W regarding loan characteristics. Performance of the collateral underlying certain first and second lien securitizations has substantially differed from the Company’s original expectations. The Company has employed several loan file diligence firms and law firms as well as devoted internal resources to review the mortgage files surrounding many of the defaulted loans. The Company’s success in these efforts has resulted in three negotiated agreements in respect of the Company’s R&W claims, including one on April 14, 2011 with Bank of America and one on May 8, 2012 with Deutsche Bank AG as described under “Deutsche Bank Agreement” in Note 2, Business Changes, Risks, Uncertainties and Accounting Developments.

The Company has included in its net expected loss estimates as of September 30, 2012 an estimated benefit from loan repurchases related to breaches of R&W of $1.1 billion, which includes $471 million from Bank of America and Deutsche Bank under their respective agreements and $660 million in transactions where the Company does not yet have such an agreement. Proceeds projected to be reimbursed to the Company on transactions where the Company has already paid claims are viewed as a recovery on paid losses. For transactions where the Company has not already paid claims, projected recoveries reduce projected loss estimates. In either case, projected recoveries have no effect on the amount of the Company's exposure. These amounts reflect payments made pursuant to the negotiated transaction agreements and not payments made pursuant to legal settlements. See “Recovery Litigation” below for a description of the related legal proceedings the Company has commenced.

The Company's success in pursuing breaches of R&W is based upon a detailed review of loan files. The Company reviewed approximately 34,200 second lien and 6,800 first lien loan files (representing approximately $2,593 million and $2,357 million, respectively, of loans) in financial guaranty transactions as to which it eventually reached agreements, including the agreements with Bank of America and Deutsche Bank. For the RMBS transactions as to which the Company had not settled its claims for breaches of R&W as of September 30, 2012, the Company had performed a detailed review of approximately 11,000 second lien and 23,200 first lien loan files, representing approximately $812 million in second lien and $7,187 million in first lien outstanding par of loans underlying insured transactions. In the majority of its loan file reviews, the Company identified breaches of one or more R&W regarding the characteristics of the loans, such as misrepresentation of income or employment of the borrower, occupancy, undisclosed debt and non-compliance with underwriting guidelines at loan origination.

Through September 30, 2012 the Company has caused entities providing R&Ws to pay or agree to pay approximately $2.7 billion (gross of reinsurance) in respect of their R&W liabilities for transactions in which the Company has provided a financial guaranty. Of this, $2.1 billion are payments made or to be made directly to the Company pursuant to agreements with R&W providers (e.g. the Bank of America Agreement and Deutsche Bank Agreement) and approximately $607 million are amounts paid (or committed to be paid) into the relevant RMBS financial guaranty transactions pursuant to the transaction documents.

The $2.1 billion of payments made or to be made directly to the Company by R&W providers under agreements with the Company includes $1,571 million that has already been received by the Company, as well as $489 million the Company projects receiving in the future pursuant to such currently existing agreements. Because most of that $489 million is projected to be received through loss-sharing arrangements, the exact amount the Company will receive will depend on actual losses experienced by the covered transactions. This amount is included in the Company's calculated credit for R&W recoveries, described below.

The $607 million paid, or committed to be paid, by R&W providers are paid into the relevant RMBS transactions in accordance with the priority of payments set out in the relevant transaction documents. Because the Company may insure only a portion of the capital structure of a transaction, such payments will not necessarily directly benefit the Company dollar-for-dollar, especially in first lien transactions. However, such payments do reduce collateral pool losses and so usually reduce the Company's expected losses.

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

Balance Sheet Classification of R&W Benefit, Net of Reinsurance

	As of September 30, 2012			As of December 31, 2011
	For all Financial Guaranty Insurance Contracts	Effect of Consolidating FG VIEs	Reported on Balance Sheet(1)	For all Financial Guaranty Insurance Contracts	Effect of Consolidating FG VIEs	Reported on Balance Sheet(1)
	(in millions)
Salvage and subrogation recoverable	$363	$(130)	$233	$402	$(197)	$205
Loss and LAE reserve	630	(35)	595	858	(75)	783
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

Roll Forward of Estimated Benefit from
Recoveries from Representation and Warranty Breaches, Net of Reinsurance

	Future Net R&W Benefit as of December 31, 2011	R&W Development and Accretion of Discount During Nine Months 2012	R&W Recovered During Nine Months 2012(1)	Future Net R&W Benefit as of September 30, 2012
	(in millions)
Prime first lien	$3	$1	$—	$4
Alt-A first lien	203	23	(67)	159
Option ARM	714	50	(157)	607
Subprime	101	3	—	104
Closed end second lien	224	—	(88)	136
HELOC	190	6	(76)	120
Total	$1,435	$83	$(388)	$1,130

	Future Net R&W Benefit as of December 31, 2010	R&W Development and Accretion of Discount During Nine Months 2011	R&W Recovered During Nine Months 2011(1)	Future Net R&W Benefit as of September 30, 2011
	(in millions)
Prime first lien	$1	$2	$—	$3
Alt-A first lien	81	112	—	193
Option ARM	309	531	(68)	772
Subprime	27	81	—	108
Closed end second lien	179	37	(9)	207
HELOC	1,004	167	(903)	268
Total	$1,601	$930	$(980)	$1,551
____________________
(1)           Gross amounts recovered were $411 million and $1,108 million in Nine Months 2012 and 2011, respectively.

Financial Guaranty Insurance U.S. RMBS Risks with R&W Benefit

	Number of Risks (1) as of		Debt Service as of
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	(dollars in millions)
Prime first lien	1	1	$36	$42
Alt-A first lien	19	22	1,414	1,733
Option ARM	9	12	912	1,460
Subprime	5	5	813	906
Closed-end second lien	4	4	237	361
HELOC (2)	4	15	174	2,978
Total	42	59	$3,586	$7,480
____________________
(1)                                 A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making debt service payments.

(2)                                 The decline in number of HELOC risks and debt service relates to the final payment from Bank of America for covered HELOC transactions and due to fundings from an R&W provider.

The following table provides a breakdown of the development and accretion amount in the roll forward of estimated recoveries associated with alleged breaches of R&W.

	Third Quarter		Nine Months
	2012	2011	2012	2011
	(in millions)
Inclusion or removal of deals with breaches of R&W during period	$—	$1	$(5)	$108
Change in recovery assumptions as the result of additional file review and recovery success	—	43	70	242
Estimated increase (decrease) in defaults that will result in additional (lower) breaches	10	(23)	10	11
Results of settlements	—	130	—	560
Accretion of discount on balance	2	8	8	9
Total	$12	$159	$83	$930

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

As of September 30, 2012, cumulative collateral losses on the first lien RMBS transactions subject to a comprehensive agreement with Bank of America Corporation and its subsidiaries, including Countrywide Financial Corporation and its subsidiaries (collectively, “Bank of America”), 20 of which were transactions as to which the Company issued financial guaranty insurance contracts and one of which was a transaction on which the Company sold protection through a CDS (the “Bank of America Agreement”), were approximately $2.8 billion and $0.1 billion, respectively. The Company estimates that cumulative projected collateral losses for the 20 financial guaranty insurance transactions and one CDS transaction will be $4.9 billion and $0.2 billion, respectively. The Bank of America Agreement covers cumulative collateral losses up to $6.6 billion for all these transactions. Bank of America had placed approximately $1.0 billion of eligible assets in trust in order to collateralize the reimbursement obligation relating to these and one covered first lien CDS transaction. The amount of assets required to be posted may increase or decrease from time to time as determined by rating agency requirements.

On May 8, 2012, Assured Guaranty reached a settlement with Deutsche Bank AG and certain of its affiliates (collectively, “Deutsche Bank”), resolving claims related to certain RMBS transactions issued, underwritten or sponsored by Deutsche Bank that were insured by Assured Guaranty under financial guaranty insurance policies and to certain RMBS exposures in re-securitization transactions as to which Assured Guaranty provides credit protection through CDS. See Note 2, Business Changes, Risks, Uncertainties and Accounting Developments, for more information.

Student Loan Transactions

The Company has insured or reinsured $2.6 billion net par of student loan securitizations, of which $1.3 billion was issued by private issuers and classified as asset-backed and $1.3 billion was issued by public authorities and classified as public finance. Of these amounts, $150 million and $445 million, respectively, are rated BIG. The Company is projecting approximately $56 million of net expected loss to be paid in these portfolios. In general, the losses are due to: (i) the poor credit performance of private student loan collateral and high loss severities; (ii) high interest rates on auction rate securities with respect to which the auctions have failed or (iii) lower risk-free rates used for discounting, which result in higher present value losses on transactions where losses are payable at final maturity. The largest of these losses was approximately $25 million and related to a transaction backed by a pool of private student loans ceded to AG Re by another monoline insurer. The guaranteed bonds were issued as auction rate securities that now bear a high rate of interest due to the downgrade of the primary insurer’s financial strength rating. Further, the underlying loan collateral has performed below expectations. The overall decrease of approximately $7 million in net expected loss during Third Quarter 2012 is primarily due to developments in loss mitigation efforts and the increase in risk-free rates used to discount losses.

Trust Preferred Securities Collateralized Debt Obligations

The Company has insured or reinsured $1.6 billion of net par of collateralized debt obligations (“CDOs”) backed by TruPS and similar debt instruments, or “TruPS CDOs.” Of that amount, $725 million is rated BIG. The underlying collateral in the TruPS CDOs consists of subordinated debt instruments such as TruPS issued by bank holding companies and similar instruments issued by insurance companies, real estate investment trusts (“REITs”) and other real estate related issuers.

The Company projects losses for TruPS CDOs by projecting the performance of the asset pools across several scenarios (which it weights) and applying the CDO structures to the resulting cash flows. At September 30, 2012, the Company has projected expected losses to be paid for TruPS CDOs that are accounted for as financial guaranty insurance of $9 million. The increase of approximately $2 million in net expected loss during Third Quarter 2012 was driven primarily by changes in London Interbank Offered Rate ("LIBOR").

“XXX” Life Insurance Transactions

The Company’s $2.3 billion net par of XXX life insurance transactions as of September 30, 2012 include $883 million rated BIG. The BIG “XXX” life insurance reserve securitizations are based on discrete blocks of individual life insurance business. In each such transaction the monies raised by the sale of the bonds insured by the Company were used to capitalize a special purpose vehicle that provides reinsurance to a life insurer or reinsurer. The monies are invested at inception in accounts managed by third-party investment managers.

The BIG “XXX” life insurance transactions consist of two transactions: Ballantyne Re p.l.c and Orkney Re II p.l.c. These transactions had material amounts of their assets invested in U.S. RMBS transactions. Based on its analysis of the information currently available, including estimates of future investment performance, and projected credit impairments on the invested assets and performance of the blocks of life insurance business at September 30, 2012, the Company’s projected net expected loss to be paid is $134 million.

U.S. Public Finance Transactions

U.S. municipalities and related entities have been under increasing pressure over the last few quarters, and a few have filed for protection under the U.S. Bankruptcy Code, entered into state processes designed to help municipalities in fiscal distress or otherwise indicated they may consider not meeting their obligations to make timely payments on their debts. The Company expects that bondholder rights will be enforced. However, due to the early stage of these developments, and the circumstances surrounding each instance, the ultimate outcome cannot be certain. The Company will continue to analyze developments in each of these matters closely. The municipalities whose obligations the Company has insured that have filed for protection under Chapter 9 of the U.S Bankruptcy Code are: Jefferson County, Alabama and Stockton, California. The City Council of Harrisburg, Pennsylvania had also filed a purported bankruptcy petition, which was later dismissed by the bankruptcy court; a receiver for the City of Harrisburg was appointed by the Commonwealth Court of Pennsylvania on December 2, 2011.

The Company has net exposure to Jefferson County, Alabama of $708 million as of September 30, 2012. On

November 9, 2011, Jefferson County filed for bankruptcy under Chapter 9 of the U.S. Bankruptcy Code. Most of the Company's net Jefferson County exposure relates to $479 million in sewer revenue exposure, of which $206 million is direct and $273 million is assumed reinsurance exposure. The sewer revenue warrants are secured by a pledge of the net revenues of the sewer system. The bankruptcy court has affirmed that the net revenues constitute a “special revenue” under Chapter 9. Therefore, the lien on net revenues of the sewer system survives the bankruptcy filing and such net revenues are not subject to the automatic stay during the pendency of Jefferson County's bankruptcy case. BNY Mellon, as trustee, had brought a lawsuit regarding the amount of net revenues to which it is entitled. Since its bankruptcy filing, Jefferson County had been withholding estimated bankruptcy-related legal expenses and an amount representing a monthly reserve for future expenditures and depreciation and amortization from the monthly payments it had been making to the trustee from sewer revenues for debt service. On June 29, 2012, the Bankruptcy Court ruled that “Operating Expenses” as determined under the bond indenture do not include (1) a reserve for depreciation, amortization, or future expenditures, or (2) an estimate for professional fees and expenses, such that, after payment of Operating Expenses (as defined in the indenture), monies remaining in the Revenue Account created under the bond indenture must be distributed in accordance with the waterfall set forth in the indenture without withholding any monies for depreciation, amortization, reserves, or estimated expenditures that are the subject of this litigation. Whether sufficient net revenues will be available for the payment of regularly scheduled debt service ultimately depends on the bankruptcy court's valuation of the sewer revenue stream. The Company also has assumed exposure of $32 million to warrants that are payable from Jefferson County's general fund on a "subject to appropriation" basis. During the past quarter Jefferson County chose not to make payment under its General Obligation bonds, so the Company has established a projected loss for these warrants as well. The Company's remaining net exposure of $197 million to Jefferson County relates to obligations that are secured by, or payable from, certain taxes that may have the benefit of a statutory lien or a lien on “special revenues” or other collateral.

On June 28, 2012, the City of Stockton, California filed for bankruptcy under Chapter 9 of the U.S. Bankruptcy Code. The Company's net exposure to Stockton's general fund is $160 million, consisting of pension obligation and lease revenue bonds. As of September 30, 2012, the Company had paid $8 million in net claims.

The Company has $156 million of net par exposure to The City of Harrisburg, Pennsylvania, of which $95 million is BIG. The Company has paid $10 million in net claims as of September 30, 2012, and expects a full recovery.

The Company has $336 million of net par exposure to the Louisville Arena Authority. The bond proceeds were used to construct the KFC Yum Center, home to the University of Louisville men's and women's basketball teams. Actual revenues available for debt service are well below original projections, and under the Company's internal rating scale, the transaction is below investment grade.

The Company has $26 million remaining in net par exposure to bonds secured by the excess free cash flow of the Foxwoods Casino, run by the Mashantucket Pequot Tribe. The Company had paid $86 million in net claims as of September 30, 2012, and expects full recovery of such amount.

The Company projects that its total expected net loss from troubled U.S. public finance credits will be $10 million as of September 30, 2012, down from $58 million as of June 30, 2012. This decrease was due primarily to the increase in expected recoveries on Foxwoods Casino.

Other Notable Transactions

At June 30, 2012, the Company had €314 million (€218 million on a net basis) of exposure to the sovereign debt of Greece. The Company accelerated claims under its financial guaranties during the quarter, paying off in full its liabilities with respect to the Greek sovereign bonds it guaranteed. At September 30, 2012, the Company had paid $289 million in net claims and no longer had any direct financial guaranty exposure to Greece.

The Company projects losses on, or is monitoring particularly closely, a number of other transactions, the most significant of which are described in the following paragraphs.

The Company insures and reinsures credits with sub-sovereign exposure to various Spanish regions where a Spanish sovereign default causes the regions also to default. The Company's gross exposure to these credits is €444 million and its exposure net of reinsurance is €319 million. During Third Quarter 2012, the Company downgraded these exposures to the BB category due to concerns that these regions would not pay under their contractual obligations. As a result the Company increased its net expected loss to $34 million, which represents a $31 million increase from last quarter.

The Company insures or reinsures a total of $306 million net par of securities backed by manufactured housing loans, a total of $210 million rated BIG. The Company has expected loss to be paid of $31 million as of September 30, 2012 compared to $26 million as of June 30, 2012.

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

Recovery Litigation

RMBS Transactions

As of the date of this filing, AGM and AGC have lawsuits pending against a number of providers of representations and warranties in U.S. RMBS transactions insured by them, seeking damages, including indemnity or reimbursement for losses. In the lawsuits, AGM and AGC have alleged breaches of R&W both in respect of the underlying loans in the transactions and the accuracy of the information provided to AGM and AGC, and failure to cure or repurchase defective loans identified by AGM and AGC to such persons:

•
Flagstar: AGM has sued Flagstar Bank, FSB, Flagstar Capital Markets Corporation and Flagstar ABS, LLC on the Flagstar Home Equity Loan Trust, Series 2005-1 and Series 2006-2 second lien transactions. The trial in the United States District Court for the Southern District of New York began in October 2012.

•
Deutsche Bank: AGM has sued Deutsche Bank AG affiliates DB Structured Products, Inc. and ACE Securities Corp. on the ACE Securities Corp. Home Equity Loan Trust, Series 2006-GP1 second lien transaction.

•
J.P. Morgan: AGC has sued JPMorgan Chase & Co.’s affiliate EMC Mortgage LLC, J.P. Morgan Securities Inc. (formerly known as Bear, Stearns & Co. Inc.) and JPMorgan Chase Bank, N.A. on the  SACO I Trust 2005-GP1 second lien transaction and EMC Mortgage LLC on the Bear Stearns Asset Backed Securities I Trust 2005-AC5 and Bear Stearns Asset Backed Securities I Trust 2005-AC6 first lien transactions.

•
ResCap: AGM has sued GMAC Mortgage, LLC (formerly GMAC Mortgage Corporation; Residential Asset Mortgage Products, Inc.; Ally Bank (formerly GMAC Bank); Residential Funding Company, LLC (formerly Residential Funding Corporation); Residential Capital, LLC (formerly Residential Capital Corporation, "ResCap"); Ally Financial (formerly GMAC, LLC); and Residential Funding Mortgage Securities II, Inc. on the GMAC RFC Home Equity Loan-Backed Notes, Series 2006-HSA3 and GMAC Home Equity Loan-Backed Notes, Series 2004-HE3 second lien transactions. On May 14, 2012, ResCap and several of its affiliates (the “Debtors”) filed for Chapter 11 protection with the U.S. Bankruptcy Court.  The automatic stay of Bankruptcy Code Section 362 (a) stays lawsuits (such as the suit brought by AGM) against the Debtors and AGM, the Debtors and the non-Debtor affiliates have filed a stipulation with the court agreeing to extend the stay to the non-Debtor affiliates until January 31, 2013.

In addition, AGM and AGC have brought actions against providers of R&W in U.S. RMBS transactions insured by them, alleging breaches of R&W in respect of the underlying loans in the transactions, breaches of contract in procuring falsely inflated shadow ratings (a condition to the issuance by AGM and AGC of its policies) by providing false and misleading information to the rating agencies, and failure to cure or repurchase defective loans identified by AGM and AGC:

•
Credit Suisse: AGM and AGC have sued DLJ Mortgage Capital, Inc. (“DLJ”) and Credit Suisse Securities (USA) LLC (“Credit Suisse”) on first lien U.S. RMBS transactions insured by them. The ones insured by AGM are: CSAB Mortgage-Backed Pass Through Certificates, Series 2006-2; CSAB Mortgage-Backed Pass Through Certificates, Series 2006-3; CSAB Mortgage-Backed Pass Through Certificates, Series 2006-4; and CMSC Mortgage-Backed Pass Through Certificates, Series 2007-3. The ones insured by AGC are: CSAB Mortgage-Backed Pass Through Certificates, Series 2007-1 and TBW Mortgage-Backed Pass Through Certificates, Series 2007-2. On December 6, 2011, DLJ and Credit Suisse filed a motion to dismiss the cause of action asserting breach of the document containing the condition precedent regarding the rating of the securities and claims for recissionary damages and other relief in the complaint, and on October 11, 2012, the Supreme Court of the State of New York granted the motion to dismiss. AGM and AGC intend to appeal the dismissal of certain of its claims. The causes of action against DLJ for breach of R&W and breach of its repurchase obligations remain.

•
UBS: AGM has sued UBS Real Estate Securities Inc. on the MASTR Adjustable Rate Mortgages Trust 2006-OA2, MASTR Adjustable Rate Mortgages Trust 2007-1 and MASTR Adjustable Rate Mortgages Trust 2007-3 first lien transactions. In April 2012, UBS filed a motion to dismiss the complaint and on August 15, 2012, the United States District Court for the Southern District of New York rejected the motion to dismiss as to AGM's claims of breach of R&W and for recissory damages. It also upheld AGM's breach of warranty claim related to the shadow ratings issued with respect to the transactions. The motion to dismiss was granted against AGM's claims for breach of the repurchase obligation, which the court held could only be enforced by the trustee of the applicable trusts, and for declaratory judgments that UBS failed to cure breaches and for reimbursement of all insurance payments made to UBS. On September 28, 2012, at the direction of AGM, the trustee of the trusts filed a breach of contract complaint against UBS on behalf of the applicable trusts.

AGM also has a lawsuit pending against UBS Securities LLC, as underwriter, as well as several named and unnamed control persons of IndyMac Bank, FSB and related IndyMac entities, that it filed in September 2010 on the IndyMac IMSC Mortgage Loan Trust, Series 2007-HOA-1a first lien transaction (the "HOA1 Transaction"), seeking damages for alleged violations of state securities laws and breach of contract, among other claims. In addition, on August 9, 2012, AGM filed a complaint against OneWest Bank, FSB, the servicer of the mortgage loans underlying the HOA1 Transaction and the IndyMac Home Equity Mortgage Loan Asset-Backed Trust, Series 2007-H1 HELOC transaction seeking damages, specific performance and declaratory relief in connection with OneWest failing to properly service the mortgage loans.

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

In September 2010, AGM, together with TD Bank, National Association and Manufacturers and Traders Trust Company, as trustees, filed a complaint in the Court of Common Pleas of Dauphin County, Pennsylvania against The Harrisburg Authority, The City of Harrisburg, Pennsylvania, and the Treasurer of the City in connection with certain Resource Recovery Facility bonds and notes issued by The Harrisburg Authority, alleging, among other claims, breach of contract by both The Harrisburg Authority and The City of Harrisburg, and seeking remedies including an order of mandamus compelling the City to satisfy its obligations on the defaulted bonds and notes and the appointment of a receiver for The Harrisburg Authority. Acting on its own, the City Council of Harrisburg filed a purported bankruptcy petition for the City in October 2011, which petition and a subsequent appeal were dismissed by the bankruptcy court in November 2011. The City Council appealed the dismissal of the appeal and such appeal was dismissed as untimely both by the District Court and the Third Circuit Court of Appeals. As a result of the dismissal, the actions brought by AGM and the trustees against The City of Harrisburg and The Harrisburg Authority are no longer stayed. A receiver for The City of Harrisburg (the “City Receiver”) was appointed by the Commonwealth Court of Pennsylvania in December 2011. The City Receiver filed a motion to intervene in the mandamus action and action for the appointment of a receiver for the resource recovery facility. In March 2012, the Court of Common Pleas of Dauphin County, Pennsylvania issued an order granting the motion for the appointment of a receiver for the resource recovery facility, which order has been appealed by The Harrisburg Authority.

Net Loss Summary

The following table provides information on loss and LAE reserves net of reinsurance and salvage and subrogation recoverable on the consolidated balance sheets.

Loss and LAE Reserve (Recovery)
Net of Reinsurance and Salvage and Subrogation Recoverable

	As of September 30, 2012			As of December 31, 2011
	Loss and LAE Reserve	Salvage and Subrogation Recoverable	Net	Loss and LAE Reserve	Salvage and Subrogation Recoverable	Net
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$3	$—	$3	$1	$—	$1
Alt-A first lien	86	—	86	70	55	15
Option ARM	71	212	(141)	142	141	1
Subprime	79	—	79	51	0	51
Total first lien	239	212	27	264	196	68
Second lien:
Closed-end second lien	11	67	(56)	11	136	(125)
HELOC	41	194	(153)	61	177	(116)
Total second lien	52	261	(209)	72	313	(241)
Total U.S. RMBS	291	473	(182)	336	509	(173)
TruPS	7	—	7	11	—	11
Other structured finance	194	5	189	223	6	217
U.S. public finance	80	103	(23)	62	70	(8)
Non-U.S. public finance	29	—	29	38	—	38
Total financial guaranty	601	581	20	670	585	85
Other	2	6	(4)	2	—	2
Subtotal	603	587	16	672	585	87
Effect of consolidating FG VIEs	(65)	(204)	139	(62)	(258)	196
Total (1)	$538	$383	$155	$610	$327	$283
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

Components of Net Reserves (Salvage)

	As of September 30, 2012	As of December 31, 2011
	(in millions)
Loss and LAE reserve	$594	$679
Reinsurance recoverable on unpaid losses	(56)	(69)
Subtotal	538	610
Salvage and subrogation recoverable	(430)	(368)
Salvage and subrogation payable(1)	47	41
Other recoveries(2)	(30)	—
Subtotal	(413)	(327)
Total	125	283
Less: other	(4)	2
Financial guaranty net reserves (salvage)	$129	$281
 ___________________
(1)          Recorded as a component of reinsurance balances payable.

(2)     R&W recoveries recorded in other assets on the consolidated balance sheet.

The following table presents the loss and LAE recorded in the consolidated statements of operations by sector for financial guaranty insurance contracts. Amounts presented are net of reinsurance and net of the benefit for recoveries from breaches of R&W.

Loss and LAE Reported
on the Consolidated Statements of Operations

	Third Quarter		Nine Months
	2012	2011	2012	2011
	(in millions)
Financial Guaranty:
U.S. RMBS:
First lien:
Prime first lien	$1	$0	$2	$1
Alt-A first lien	9	25	37	52
Option ARM	25	92	94	134
Subprime	9	16	33	11
Total first lien	44	133	166	198
Second lien:
Closed end second lien	(1)	22	1	7
HELOC	2	19	21	116
Total second lien	1	41	22	123
Total U.S. RMBS	45	174	188	321
TruPS	2	7	(4)	11
Other structured finance	1	77	2	104
U.S. public finance	2	(5)	47	(18)
Non-U.S. public finance	38	—	233	1
Total financial guaranty	88	253	466	419
Other	—	—	(6)	—
Subtotal	88	253	460	419
Effect of consolidating FG VIEs	2	(38)	(1)	(106)
Total loss and LAE	$90	$215	$459	$313

The following table provides information on financial guaranty contracts categorized as BIG.

Financial Guaranty Insurance BIG Transaction Loss Summary
September 30, 2012

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks(1)	148	56	90	24	136	51	374	—	374
Remaining weighted-average contract period (in years)	11.1	9.3	12.0	15.6	8.9	6.0	10.6	—	10.6
Outstanding exposure:
Principal	$8,410	$(1,467)	$3,390	$(157)	$7,854	$(555)	$17,475	$—	$17,475
Interest	4,281	(560)	2,308	(157)	2,531	(144)	8,259	—	8,259
Total(2)	$12,691	$(2,027)	$5,698	$(314)	$10,385	$(699)	$25,734	$—	$25,734
Expected cash outflows (inflows)	$1,661	$(563)	$1,041	$(97)	$3,052	$(136)	$4,958	$(736)	$4,222
Potential recoveries(3)	(1,798)	576	(638)	19	(2,541)	133	(4,249)	741	(3,508)
Subtotal	(137)	13	403	(78)	511	(3)	709	5	714
Discount	61	(3)	(75)	29	(320)	(3)	(311)	76	(235)
Present value of expected cash flows	$(76)	$10	$328	$(49)	$191	$(6)	$398	$81	$479
Deferred premium revenue	$88	$(13)	$265	$(26)	$848	$(97)	$1,065	$(315)	$750
Reserves (salvage)(4)	$(115)	$15	$155	$(37)	$(42)	$14	$(10)	$139	$129

Financial Guaranty Insurance BIG Transaction Loss Summary
December 31, 2011

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks(1)	171	(68)	71	(26)	126	(48)	368	—	368
Remaining weighted-average contract period (in years)	10.0	9.2	13.7	20.5	9.2	6.4	10.4	—	10.4
Outstanding exposure:
Principal	$9,675	$(1,378)	$3,732	$(274)	$7,831	$(627)	$18,959	$—	$18,959
Interest	4,309	(486)	2,889	(405)	2,486	(170)	8,623	—	8,623
Total(2)	$13,984	$(1,864)	$6,621	$(679)	$10,317	$(797)	$27,582	$—	$27,582
Expected cash outflows (inflows)	$1,731	$(659)	$1,833	$(121)	$2,423	$(133)	$5,074	$(998)	$4,076
Potential recoveries(3)	(1,798)	664	(1,079)	39	(2,041)	100	(4,115)	1,060	(3,055)
Subtotal	(67)	5	754	(82)	382	(33)	959	62	1,021
Discount	16	(5)	(241)	32	(125)	2	(321)	45	(276)
Present value of expected cash flows	$(51)	$0	$513	$(50)	$257	$(31)	$638	$107	$745
Deferred premium revenue	$261	$(69)	$281	$(12)	$992	$(127)	$1,326	$(391)	$935
Reserves (salvage)(4)	$(97)	$7	$320	$(42)	$(110)	$7	$85	$196	$281
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

For example, AGM has issued financial guaranty insurance policies in respect of the obligations of municipal obligors under interest rate swaps. Under the swaps, AGM insures periodic payments owed by the municipal obligors to the bank counterparties. Under certain of the swaps, AGM also insures termination payments that may be owed by the municipal obligors to the bank counterparties. If (i) AGM has been downgraded below the rating trigger set forth in a swap under which it has insured the termination payment, which rating trigger varies on a transaction by transaction basis; (ii) the municipal obligor has the right to cure by, but has failed in, posting collateral, replacing AGM or otherwise curing the downgrade of AGM; (iii) the transaction documents include as a condition that an event of default or termination event with respect to the municipal obligor has occurred, such as the rating of the municipal obligor being downgraded past a specified level, and such condition has been met; (iv) the bank counterparty has elected to terminate the swap; (v) a termination payment is payable by the municipal obligor; and (vi) the municipal obligor has failed to make the termination payment payable by it, then AGM would be required to pay the termination payment due by the municipal obligor, in an amount not to exceed the policy limit set forth in the financial guaranty insurance policy. The claim payments would be subject to recovery from the municipal obligor. As of September 30, 2012, taking into consideration whether the rating of the municipal obligor was below any applicable specified trigger as of such date, if the financial strength rating of AGM were downgraded below "A" by S&P or below "A2" by Moody's, and the conditions giving rise to the obligation of AGM to make a payment under the swap policies were all satisfied, then AGM could pay claims in an amount not exceeding $370 million in respect of such termination payments.

As another example, with respect to variable rate demand obligations ("VRDOs") for which a bank has agreed to provide a liquidity facility, a downgrade of AGM or AGC may provide the bank with the right to give notice to bondholders that the bank will terminate the liquidity facility, causing the bondholders to tender their bonds to the bank. Bonds held by the bank accrue interest at a “bank bond rate” that is higher than the rate otherwise borne by the bond (typically the prime rate plus 2.00% — 3.00%, and capped at the lesser of 25% and the maximum legal limit). In the event the bank holds such bonds for longer than a specified period of time, usually 90-180 days, the bank has the right to demand accelerated repayment of bond principal, usually through payment of equal installments over a period of not less than five years. In the event that a municipal obligor is unable to pay interest accruing at the bank bond rate or to pay principal during the shortened amortization period, a claim could be submitted to AGM or AGC under its financial guaranty policy. As of September 30, 2012, AGM and AGC have insured approximately $0.8 billion of par of VRDOs issued by municipal obligors rated BBB- or lower pursuant to the Company’s internal rating. For a number of such obligations, a downgrade of AGM or AGC below “A+” by S&P or below “A1” by Moody’s triggers the ability of the bank to notify bondholders of the termination of the liquidity facility and to demand accelerated repayment of bond principal over a period of 5 to 10 years. The specific terms relating to the rating levels that trigger the bank’s termination right, and whether it is triggered by a downgrade by one rating agency or a downgrade by all rating agencies then rating the insurer, vary depending on the transaction.

5.	Fair Value Measurement

The Company carries a significant portion of its assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., exit price). The price represents the price available in the principal market for the asset or liability. If there is no principal market, then the price is based on a hypothetical market that maximizes the value received for an asset or minimizes the amount paid for a liability (i.e., the most advantageous market).

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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company may refine its methodologies and assumptions. During 2012, no changes were made to the Company’s valuation models that had or are expected to have, a material impact on the Company’s consolidated balance sheets or statements of operations and comprehensive income.

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

Transfers between Levels 1, 2 and 3 are recognized at the beginning of the period when the transfer occurs. The Company reviews the classification between Levels 1, 2 and 3 quarterly to determine whether a transfer is necessary. During the periods presented, there were no transfers between Level 1 and Level 2. The committed capital securities ("CCS") were transferred to Level 3 in the fair value hierarchy in Third Quarter 2011 because the Company was no longer able to obtain the same level of pricing information as in past quarters. There were no transfers in or out Level 3 during Third Quarter or Nine Months 2012.

Measured and Carried at Fair Value

Fixed Maturity Securities and Short-term Investments

The fair value of bonds in the investment portfolio is generally based on prices received from third party pricing services or alternative pricing sources with reasonable levels of price transparency. The pricing services prepare estimates of fair value measurements using their pricing applications, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. Additional valuation factors that can be taken into account are nominal spreads and liquidity adjustments. The pricing services evaluate each asset class based on relevant market and credit information, perceived market movements, and sector news. The market inputs used in the pricing evaluation, listed in the approximate order of priority include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events. Benchmark yields have in many cases taken priority over reported trades for securities that trade less frequently. The extent of the use of each input is dependent on the asset class and the market conditions. Given the asset class, the priority of the use of inputs may change or some market inputs may not be relevant. Additionally, the valuation of fixed maturity investments is more subjective when markets are less liquid due to the lack of market based inputs, which may increase the potential that the estimated fair value of an investment is not reflective of the price at which an actual transaction would occur. The vast majority of fixed maturities are classified as Level 2.

Short-term investments, that are traded in active markets, are classified within Level 1 in the fair value hierarchy and are based on quoted market prices. Securities such as discount notes are classified within Level 2 because these securities are typically not actively traded due to their approaching maturity and, as such, their cost approximates fair value.

Prices determined based upon model processes where at least one significant model assumption or input is unobservable, are considered to be Level 3 in the fair value hierarchy. At September 30, 2012, the Company used model processes to price 33 fixed maturity securities, which was 5% or $519 million of the Company’s fixed maturity securities and short-term investments at fair value. Level 3 securities were priced with the assistance of an independent third-party. The pricing is based on a discounted cash flow approach using the third-party’s proprietary pricing models. The models use inputs such as projected prepayment speeds;  severity assumptions; recovery lag assumptions; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); house price depreciation/appreciation rates based on macroeconomic forecasts and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the bond including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities.  Significant changes to any of these inputs could materially change the expected timing of cash flows within these securities which is a significant factor in determining the fair value of the securities.

Other Invested Assets

Other invested assets includes certain investments that are carried and measured at fair value on a recurring basis and non-recurring basis, as well as assets not carried at fair value. Within other invested assets, $95 million are carried at fair value on a recurring basis as of September 30, 2012. These assets primarily comprise certain short-term investments and fixed maturity securities classified as trading and are Level 2 in the fair value hierarchy. Also carried at fair value on a recurring basis are $1 million in notes classified as Level 3 in the fair value hierarchy. The fair value of these notes is determined by calculating the present value of the expected cash flows. The unobservable inputs used in the fair value measurement of the notes are discount rate, prepayment speed and default rate.

Within other invested assets, $7 million are carried at fair value on a non-recurring basis as of September 30, 2012. These assets are comprised of mortgage loans which are classified as Level 3 in the fair value hierarchy as there are significant unobservable inputs used in the valuation of such loans. The non-performing portion of these mortgage loans is valued using an average recovery rate. The performing loans are valued using management’s determination of future cash flows arising from these loans, discounted at the rate of return that would be required by a market participant. The unobservable inputs used in the fair value measurement of the mortgage loans are discount rate, recovery on delinquent loans, loss severity, prepayment speed and default rate.

Other Assets

Committed Capital Securities

The fair value of CCS, which is recorded in “other assets” on the consolidated balance sheets, represents the difference between the present value of remaining expected put option premium payments under AGC’s CCS (the “AGC CCS Securities”) and AGM’s Committed Preferred Trust Securities (the “AGM CPS Securities”) agreements, and the estimated present value that the Company would hypothetically have to pay currently for a comparable security (see Note 13, Long Term Debt and Credit Facilities). The estimated current cost of the Company’s CCS depends on several factors, including broker-dealer quotes for the outstanding securities, the U.S. dollar forward swap curve, LIBOR curve projections and the term the securities are estimated to remain outstanding.

In Third Quarter 2011, these securities were transferred to Level 3 in the fair value hierarchy because there is a reliance on significant unobservable inputs to the valuation model, including a broker-dealer quote and the Company’s estimate of the term the securities will be outstanding. Prior to Third Quarter 2011, the significant market inputs used were observable; therefore, the Company classified this fair value measurement as Level 2. The Company is no longer able to obtain the same level of pricing information as in past quarters.

 Supplemental Executive Retirement Plans

The Company classifies the fair value measurement of the assets of the Company's various supplemental executive retirement plans as either Level 1 or Level 2. The fair value of these assets is valued based on the observable published daily values of the underlying mutual fund included in the aforementioned plans (Level 1) or based upon the net asset value of the funds if a published daily value is not available (Level 2).

Financial Guaranty Contracts Accounted for as Credit Derivatives

The Company’s credit derivatives consist primarily of insured CDS contracts, and also include interest rate swaps that fall under derivative accounting standards requiring fair value accounting through the statement of operations. The Company does not enter into CDS with the intent to trade these contracts and the Company may not unilaterally terminate a CDS contract absent an event of default or termination event that entitles the Company to terminate; however, the Company has mutually agreed with various counterparties to terminate certain CDS transactions. Such terminations generally are completed for an amount that approximates the present value of future premiums, not at fair value.

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

Due to the lack of quoted prices for its instruments or for similar instruments, the Company determines the fair value of its credit derivative contracts primarily through modeling that uses various inputs to derive an estimate of the fair value of the Company’s contracts in principal markets. Observable inputs other than quoted market prices exist; however, these inputs reflect contracts that do not contain terms and conditions similar to the credit derivative contracts issued by the Company. Management does not believe there is an established market where financial guaranty insured credit derivatives are actively traded. The terms of the protection under an insured financial guaranty credit derivative do not, except for certain rare circumstances, allow the Company to exit its contracts. Management has determined that the exit market for the Company’s credit derivatives is a hypothetical one based on its entry market. Management has tracked the historical pricing of the Company’s deals to establish historical price points in the hypothetical market that are used in the fair value calculation. These contracts are classified as Level 3 in the fair value hierarchy since there is reliance on at least one unobservable input deemed significant to the valuation model, most importantly the Company’s estimate of the value of the non-standard terms and conditions of its credit derivative contracts and of the Company’s current credit standing.

The Company’s models and the related assumptions are continuously reevaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely and relevant market information.

The fair value of the Company’s credit derivative contracts represents the difference between the present value of remaining net premiums the Company expects to receive or pay for the credit protection under the contract and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge or pay the Company for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual cash flows are the most readily observable inputs since they are based on the CDS contractual terms. These cash flows include premiums to be received or paid under the terms of the contract. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. If credit spreads of the underlying obligations change, the fair value of the related credit derivative changes. Market liquidity also affects valuations of the underlying obligations. Market conditions at September 30, 2012 were such that market prices of the Company’s CDS contracts were not available. Since market prices were not available, the Company used proprietary valuation models that used both unobservable and observable market data inputs as described under “Assumptions and Inputs” below. These models are primarily developed internally based on market conventions for similar transactions.

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

The expected future premium cash flows for the Company’s credit derivatives were discounted at rates ranging from 0.15% to 2.61% at September 30, 2012 and 0.30% to 2.70% at December 31, 2011.

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

·                  Credit spreads provided by the counterparty of the CDS.

·                  Credit spreads extrapolated based upon transactions of similar asset classes, similar ratings, and similar time to maturity.

Information by Credit Spread Type

	As of September 30, 2012	As of December 31, 2011
Based on actual collateral specific spreads	5%	5%
Based on market indices	89%	90%
Provided by the CDS counterparty	6%	5%
Total	100%	100%

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

The premium the Company receives is referred to as the “net spread.” The Company’s pricing model takes into account not only how credit spreads on risks that it assumes affect pricing, but also how the Company’s own credit spread affects the pricing of its deals. The Company’s own credit risk is factored into the determination of net spread based on the impact of changes in the quoted market price for credit protection bought on the Company, as reflected by quoted market prices on CDS referencing AGC or AGM. For credit spreads on the Company’s name the Company obtains the quoted price of CDS contracts traded on AGC and AGM from market data sources published by third parties. The cost to acquire CDS protection referencing AGC or AGM affects the amount of spread on CDS deals that the Company retains and, hence, their fair value. As the cost to acquire CDS protection referencing AGC or AGM increases, the amount of premium the Company retains on a deal generally decreases. As the cost to acquire CDS protection referencing AGC or AGM decreases, the amount of premium the Company retains on a deal generally increases. In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts. Given the current market conditions and the Company’s own credit spreads, approximately 73%, as of September 30, 2012 and approximately 78% as of December 31, 2011 of our CDS contracts are fair valued using this minimum premium. The Company corroborates the assumptions in its fair value model, including the portion of exposure to AGC and AGM hedged by its counterparties, with independent third parties each reporting period. The current level of AGC’s and AGM’s own credit spread has resulted in the bank or deal originator hedging a significant portion of its exposure to AGC and AGM. This reduces the amount of contractual cash flows AGC and AGM can capture as premium for selling its protection.

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

A fair value resulting in a credit derivative asset on protection sold is the result of contractual cash inflows on in-force deals in excess of what a hypothetical financial guarantor could receive if it sold protection on the same risk as of the current reporting date. If the Company were able to freely exchange these contracts (i.e., assuming its contracts did not contain proscriptions on transfer and there was a viable exchange market), it would be able to realize a gain representing the difference between the higher contractual premiums to which it is entitled and the current market premiums for a similar contract. The Company determines the fair value of its CDS contracts by applying the difference between the current net spread and the contractual net spread for the remaining duration of each contract to the notional value of its CDS contracts.

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

·                  At September 30, 2012 and December 31, 2011, the markets for the inputs to the model were highly illiquid, which impacts their reliability.

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

The FG VIEs that are consolidated by the Company issued securities collateralized by HELOCs, first lien and second lien RMBS, subprime automobile loans, and other loans and receivables. The lowest level input that is significant to the fair value measurement of these assets and liabilities in its entirety was a Level 3 input (i.e. unobservable), therefore management classified them as Level 3 in the fair value hierarchy. Prices were generally determined with the assistance of an independent third-party. The pricing is based on a discounted cash flow approach and the third-party’s proprietary pricing models. The models to price the FG VIEs’ liabilities used, where appropriate, inputs such as estimated prepayment speeds; market values of the assets that collateralize the securities; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); discount rates implied by market prices for similar securities; house price depreciation/appreciation rates based on macroeconomic forecasts and, for those liabilities insured by the Company, the benefit from the Company’s insurance policy guaranteeing the timely payment of principal and interest for the FG VIE tranches insured by the Company, taking into account the timing of the potential default and the Company’s own credit rating. These inputs are utilized to project the future cash flows of the security and to evaluate the overall bond profile. The third-party also utilizes an internal model to determine an appropriate yield at which to discount the cash flows of the security, by factoring in collateral types, weighted-average lives, and other structural attributes specific to the security being priced. The expected yield is further calibrated by utilizing algorithm’s designed to aggregate market color, received by the third-party, on comparable bonds.

Changes in fair value of the FG VIEs’ assets and liabilities are included in fair value gains (losses) on FG VIEs within the consolidated statement of operations. Except for net credit impairment that triggers a claim on the financial guaranty contract, the unrealized fair value adjustments related to the consolidated FG VIEs will reverse to zero over the terms of these financial instruments.

The fair value of the Company’s FG VIE assets is sensitive to changes relating to estimated prepayment speeds; estimated default rates (determined on the basis of an analysis of collateral attributes such as: historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); discount rates implied by market prices for similar securities; and house price depreciation/appreciation rates based on macroeconomic forecasts. Significant changes to some of these inputs could materially change the market value of the FG VIE’s assets and the implied collateral losses within the transaction. In general, the fair value of the FG VIE asset is most sensitive to changes in the projected collateral losses, where an increase in collateral losses typically leads to a decrease in the fair value of FG VIE assets, while a decrease in collateral losses typically leads to an increase in the fair value of FG VIE assets. These factors also directly impact the fair value of the Company’s uninsured VIE liabilities.

The fair value of the Company’s insured FG VIE liabilities is also sensitive to changes relating to estimated prepayment speeds; market values of the assets that collateralize the securities; estimated default rates (determined on the basis of an analysis of collateral attributes such as: historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); discount rates implied by market prices for similar securities; and house price depreciation/appreciation rates based on macroeconomic forecasts. In addition, the Company’s insured FG VIE liabilities are also sensitive to changes in the Company’s implied credit worthiness. Significant changes to any of these inputs could materially change the timing of expected losses within the insured transaction which is a significant factor in determining the implied benefit from the Company’s insurance policy guaranteeing the timely payment of principal and interest for the tranches of debt issued by the FG VIE that is insured by the Company. In general, extending the timing of expected loss payments by the Company into the future typically leads to a decrease in the value of the Company’s insurance and a decrease in the fair value of the Company’s insured FG VIE liabilities, while a shortening of the timing of expected loss payments by the Company typically leads to an increase in the value of the Company’s insurance and an increase in the fair value of the Company’s insured FG VIE liabilities.

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

The fair value of the notes payable that are recorded within long-term debt was determined by calculating the present value of the expected cash flows. The Company determines discounted future cash flows using market driven discount rates and a variety of assumptions, including LIBOR curve projections, prepayment and default assumptions, and AGM CDS spreads.  The fair value measurement was classified as Level 3 in the fair value hierarchy because there is a reliance on significant unobservable inputs to the valuation model, including the discount rates, prepayment and default assumptions, loss severity and recovery on delinquent loans.

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

Other Assets and Other Liabilities

The Company’s other assets and other liabilities consist predominantly of accrued interest, receivables for securities sold and payables for securities purchased, the carrying values of which approximate fair value.

Financial Instruments Carried at Fair Value

Amounts recorded at fair value in the Company’s financial statements are included in the tables below.

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of September 30, 2012

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed maturity securities
U.S. government and agencies	$810	$—	$810	$—
Obligations of state and political subdivisions	5,714	—	5,703	11
Corporate securities	1,030	—	1,030	—
Mortgage-backed securities:
RMBS	1,384	—	1,175	209
Commercial mortgage-backed securities ("CMBS")	513	—	513	—
Asset-backed securities	561	—	262	299
Foreign government securities	306	—	306	—
Total fixed maturity securities	10,318	—	9,799	519
Short-term investments	564	268	296	—
Other invested assets(1)	103	—	95	8
Credit derivative assets	450	—	—	450
FG VIEs’ assets, at fair value	2,693	—	—	2,693
Other assets(2)	71	24	5	42
Total assets carried at fair value	$14,199	$292	$10,195	$3,712
Liabilities:
Credit derivative liabilities	$2,151	$—	$—	$2,151
FG VIEs’ liabilities with recourse, at fair value	2,169	—	—	2,169
FG VIEs’ liabilities without recourse, at fair value	1,018	—	—	1,018
Total liabilities carried at fair value	$5,338	$—	$—	$5,338

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2011

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed maturity securities
U.S. government and agencies	$922	$—	$922	$—
Obligations of state and political subdivisions	5,456	—	5,446	10
Corporate securities	1,038	—	1,038	—
Mortgage-backed securities:
RMBS	1,428	—	1,294	134
CMBS	500	—	500	—
Asset-backed securities	458	—	223	235
Foreign government securities	340	—	340	—
Total fixed maturity securities	10,142	—	9,763	379
Short-term investments	734	210	524	—
Other invested assets(1)	43	—	32	11
Credit derivative assets	469	—	—	469
FG VIEs’ assets, at fair value	2,819	—	—	2,819
Other assets(2)	80	26	—	54
Total assets carried at fair value	$14,287	$236	$10,319	$3,732
Liabilities:
Credit derivative liabilities	$1,773	$—	$—	$1,773
FG VIEs’ liabilities with recourse, at fair value	2,397	—	—	2,397
FG VIEs’ liabilities without recourse, at fair value	1,061	—	—	1,061
Total liabilities carried at fair value	$5,231	$—	$—	$5,231
 ____________________
(1)                               Includes mortgage loans that are recorded at fair value on a non-recurring basis. At September 30, 2012 and December 31, 2011, such investments were carried at their market value of $7 million and $9 million, respectively.

(2)                                Includes fair value of CCS and supplemental executive retirement plan assets.

Changes in Level 3 Fair Value Measurements

The table below presents a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during Third Quarter and Nine Months 2012 and 2011.

Fair Value Level 3 Rollforward
Recurring Basis

	Third Quarter 2012
	Fixed Maturity Securities
	Obligations of State and Political Subdivisions		RMBS		Asset- Backed Securities		Other Invested Assets	FG VIEs’ Assets at Fair Value		Other Assets		Credit Derivative Asset (Liability), net(5)		FG VIE's Liabilities with Recourse, at Fair Value		FG VIE's Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of June 30, 2012	$10		$167		$274		$1	$2,726		$44		$(1,666)		$(2,239)		$(1,042)
Total pretax realized and unrealized gains/(losses) recorded in:(1)
Net income (loss)	0	(2)	4	(2)	6	(2)	—	91	(3)	(2)	(4)	(36)	(6)	(76)	(3)	(19)	(3)
Other comprehensive income (loss)	0		13		20		—	—		—		—		—		—
Purchases	1		42		1		—	—		—		—		—		—
Settlements	—		(17)		(2)		—	(124)		—		1		146		43
FG VIE consolidations	—		—		—		—	—		—		—		—		—
Fair value as of September 30, 2012	$11		$209		$299		$1	$2,693		$42		$(1,701)		$(2,169)		$(1,018)
Change in unrealized gains/(losses) related to financial instruments held as of September 30, 2012	$0		$10		$20		$—	$165		$(2)		$(39)		$(55)		$(58)

	Third Quarter 2011
	Fixed Maturity Securities
	RMBS		Asset- Backed Securities		Other Invested Assets	FG VIEs’ Assets at Fair Value		Other Assets		Credit Derivative Asset (Liability), net(5)		FG VIE's Liabilities with Recourse, at Fair Value		FG VIE's Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of June 30, 2011	$88		$274		$2	$3,492		$—		$(2,188)		$(2,849)		$(1,283)
Total pretax realized and unrealized gains/(losses) recorded in:(1)
Net income (loss)	6	(2)	(8)	(2)	—	(313)	(3)	2	(4)	1,156	(6)	97	(3)	89	(3)
Other comprehensive income (loss)	(37)		(15)		0	—		—		—		—		—
Purchases	43		—		—	—		—		—		—		—
Sales	(8)		(1)		—	—		—		—		—		—
Settlements	—		—		—	(174)		—		4		176		61
FG VIE consolidations	—		—		—	—		—		—		—		—
Transfers into Level 3	—		—		—	—		20		—		—		—
Fair value as of September 30, 2011	$92		$250		$2	$3,005		$22		$(1,028)		$(2,576)		$(1,133)
Change in unrealized gains/(losses) related to financial instruments held as of September 30, 2011	$(37)		$(15)		$0	$(181)		$2		$1,159		$98		$60

	Nine Months 2012
	Fixed Maturity Securities
	Obligations of State and Political Subdivisions		RMBS		Asset- Backed Securities		Other Invested Assets	FG VIEs’ Assets at Fair Value		Other Assets		Credit Derivative Asset (Liability), net(5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2011	$10		$134		$235		$2	$2,819		$54		$(1,304)		$(2,397)		$(1,061)
Total pretax realized and unrealized gains/(losses) recorded in:(1)
Net income (loss)	—	(2)	9	(2)	20	(2)	—	269	(3)	(12)	(4)	(466)	(6)	(212)	(3)	(112)	(3)
Other comprehensive income (loss)	1		6		8		(1)	—		—		—		—		—
Purchases	1		97		41		—	—		—		—		—		—
Settlements	(1)		(37)		(5)		—	(410)		—		69		461		155
FG VIE consolidations	—		—		—		—	15		—		—		(21)		—
Fair value as of September 30, 2012	$11		$209		$299		$1	$2,693		$42		$(1,701)		$(2,169)		$(1,018)
Change in unrealized gains/(losses) related to financial instruments held as of September 30, 2012	$1		$2		$8		$(1)	$468		$(12)		$(391)		$(180)		$(213)

	Nine Months 2011
	Fixed Maturity Securities
	RMBS		Asset- Backed Securities		Other Invested Assets	FG VIEs’ Assets at Fair Value		Other Assets		Credit Derivative Asset (Liability), net(5)		FG VIEs’ Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2010	$100		$210		$2	$3,657		$—		$(1,870)		$(3,031)		$(1,337)
Total pretax realized and unrealized gains/(losses) recorded in:(1)
Net income (loss)	(25)	(2)	(4)	(2)	—	(290)	(3)	2	(4)	855	(6)	101	(3)	40	(3)
Other comprehensive income (loss)	(85)		(2)		—	—		—		—		—		—
Purchases	195		47		—	—		—		—		—		—
Sales	(29)		(1)		—	—		—		—		—		—
Settlements	—		—		—	(644)		—		(13)		626		227
FG VIE consolidations	(64)		—		—	282		—		—		(272)		(63)
Transfers into Level 3	—		—		—	—		20		—		—		—
Fair value as of September 30, 2011	$92		$250		$2	$3,005		$22		$(1,028)		$(2,576)		$(1,133)
Change in unrealized gains/(losses) related to financial instruments held as of September 30, 2011	$(85)		$(2)		$—	$(158)		$2		$848		$101		$11
 ___________________

(1)
Realized and unrealized gains (losses) from changes in values of Level 3 financial instruments represent gains (losses) from changes in values of those financial instruments only for the periods in which the instruments were classified as Level 3.

(2)	Included in net realized investment gains (losses) and net investment income.

(3)	Included in fair value gains (losses) on FG VIEs.

(4)	Recorded in fair value gain (loss) on committed capital securities.

(5)	Represents net position of credit derivatives. The consolidated balance sheet presents gross assets and liabilities based on net counterparty exposure.

(6)	Reported in net change in fair value of credit derivatives.

Level 3 Fair Value Disclosures

Quantitative Information About Level 3 Fair Value Inputs

Financial Instrument Description	Fair Value at September 30, 2012 (in millions)	Valuation Technique	Significant Unobservable Inputs	Range
Assets:
Fixed maturity securities:
Obligations of state and political subdivisions	$11	Discounted	Rate of inflation	1.0%	-	3.0%
		cash flow	Cash flow receipts	4.9%	-	29.1%
			Collateral recovery period	1 month	-	10 years

RMBS	209	Discounted	CPR	0.8%	-	7.5%
		cash flow	CDR	4.4%	-	28.6%
			Severity	48.0%	-	102.8%
			Yield	4.3%	-	14.8%
Asset-backed securities:
Whole business securitization	54	Discounted cash flow	Annual gross revenue projections (in millions)	$54	-	$96
			Value of primary financial guaranty policy	43.8%
			Liquidity discount	5.0%	-	20.0%

Investor owned utility	192	Discounted cash flow	Liquidation value (in millions)	$174	-	$281
			Years to liquidation	0 years	-	2 years
			Discount factor	14.5%

XXX life insurance transactions	53	Discounted	Yield	12.8%
		cash flow

Other invested assets	8	Discounted cash flow	Discount for lack of liquidity	10.0%	-	20.0%
			Recovery on delinquent loans	20.0%	-	60.0%
			Default rates	1.0%	-	10.0%
			Loss severity	40.0%	-	90.0%
			Prepayment speeds	6.0%	-	15.0%

FG VIEs’ assets, at fair value	2,693	Discounted	CPR	0.0%	-	11.8%
		cash flow	CDR	2.6%	-	37.6%
			Loss severity	37.5%	-	103.8%
			Yield	4.6%	-	20.0%

Financial Instrument Description	Fair Value at September 30, 2012 (in millions)	Valuation Technique	Significant Unobservable Inputs	Range
Other assets	42	Discounted cash flow	Quotes from third party pricing	$39	-	$44
			Term (years)	3

Liabilities:
Credit derivative liabilities, net	(1,701)	Discounted	Year 1 loss estimates	0.0%	-	60.0%
		cash flow	Hedge cost (in bps)	83.2	-	780.0
			Bank profit (in bps)	1.0	-	1,293.0
			Internal floor (in bps)	7.0	-	40.0
			Internal credit rating	AAA	-	BIG

FG VIEs’ liabilities, at fair value	(3,187)	Discounted	CPR	0.0%	-	11.8%
		cash flow	CDR	2.6%	-	37.6%
			Loss severity	37.5%	-	103.8%
			Yield	4.6%	-	20.0%

The carrying amount and estimated fair value of the Company’s financial instruments are presented in the following table.

Fair Value of Financial Instruments

	As of September 30, 2012		As of December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets:
Fixed maturity securities	$10,318	$10,318	$10,142	$10,142
Short-term investments	564	564	734	734
Other invested assets	165	176	170	182
Credit derivative assets	450	450	469	469
FG VIEs’ assets, at fair value	2,693	2,693	2,819	2,819
Other assets	183	183	186	186
Liabilities:
Financial guaranty insurance contracts(1)	4,102	6,929	4,657	4,313
Long-term debt(2)	840	1,058	1,038	1,186
Credit derivative liabilities	2,151	2,151	1,773	1,773
FG VIEs’ liabilities with recourse, at fair value	2,169	2,169	2,397	2,397
FG VIEs’ liabilities without recourse, at fair value	1,018	1,018	1,061	1,061
Other liabilities	64	64	16	16
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

Credit Derivative Net Par Outstanding by Sector

The estimated remaining weighted average life of credit derivatives was 3.8 years at September 30, 2012 and 4.3 years at December 31, 2011. The components of the Company’s credit derivative net par outstanding are presented below.

Credit Derivatives Net Par Outstanding

	As of September 30, 2012				As of December 31, 2011
Asset Type	Net Par Outstanding	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Rating	Net Par Outstanding	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Rating
	(dollars in millions)
Pooled corporate obligations:
Collateralized loan obligation/collateral bond obligations	$31,033	32.9%	33.0%	AAA	$34,567	32.6%	32.0%	AAA
Synthetic investment grade pooled corporate	9,601	21.6	19.8	AAA	12,393	20.4	18.7	AAA
Synthetic high yield pooled corporate	3,655	35.1	30.1	AA+	5,049	35.7	30.3	AA+
TruPS CDOs	4,214	46.7	33.0	BB	4,518	46.6	31.9	BB
Market value CDOs of corporate obligations	3,941	33.0	28.3	AAA	4,546	30.6	28.9	AAA
Total pooled corporate obligations	52,444	32.1	30.1	AAA	61,073	31.2	28.9	AAA
U.S. RMBS:
Option ARM and Alt-A first lien	3,543	20.1	10.8	B+	4,060	19.6	13.6	BB-
Subprime first lien	3,634	29.7	53.2	A+	4,012	30.1	53.9	A+
Prime first lien	348	10.9	6.1	B	398	10.9	8.4	B
Closed end second lien and HELOCs	51	—	—	B-	62	—	—	B
Total U.S. RMBS	7,576	24.2	30.8	BBB	8,532	24.1	32.2	BBB
CMBS	4,195	33.5	41.5	AAA	4,612	32.6	38.9	AAA
Other	10,469	—	—	A	10,830	—	—	A
Total	$74,684			AA+	$85,047			AA+
____________________

(1)	Represents the sum of subordinate tranches and over-collateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

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

The Company’s exposure to “Other” CDS contracts is also highly diversified. It includes $3.2 billion of exposure to three pooled infrastructure transactions comprising diversified pools of international infrastructure project transactions and loans to regulated utilities. These pools were all structured with underlying credit enhancement sufficient for the Company to attach at super senior AAA levels at origination. The remaining $7.3 billion of exposure in “Other” CDS contracts comprises numerous deals across various asset classes, such as commercial receivables, international RMBS, infrastructure, regulated utilities and consumer receivables. Of the total net par outstanding in the "Other" sector, $905 million is rated BIG.

The Company has exposure to U.S. RMBS in CDS form which is similar to its U.S. RMBS risks in financial guaranty insurance form described in Note 4, Financial Guaranty Insurance.

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	As of September 30, 2012		As of December 31, 2011
Ratings	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
Super Senior	$18,984	25.4%	$21,802	25.6%
AAA	34,877	46.7	40,240	47.3
AA	3,422	4.6	4,342	5.1
A	5,786	7.8	5,830	6.9
BBB	4,721	6.3	5,030	5.9
BIG	6,894	9.2	7,803	9.2
Total credit derivative net par outstanding	$74,684	100.0%	$85,047	100.0%

Credit Derivative
U.S. Residential Mortgage-Backed Securities

	As of September 30, 2012				Net Change in Unrealized Gain (Loss)
Vintage	Net Par Outstanding (in millions)	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Rating	Third Quarter 2012	Nine Months 2012
					(in millions)
2004 and Prior	$130	6.4%	19.4%	BBB+	$3	$3
2005	2,175	30.9	66.3	AA	11	10
2006	1,589	29.4	34.7	A-	(24)	(38)
2007	3,682	18.5	8.6	B	(68)	(432)
Total	$7,576	24.2%	30.8%	BBB	$(78)	$(457)

____________________

(1)	Represents the sum of subordinate tranches and overcollateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

Net Change in Fair Value of Credit Derivatives

Net Change in Fair Value of Credit Derivatives Gain (Loss)

	Third Quarter		Nine Months
	2012	2011	2012	2011
	(in millions)
Net credit derivative premiums received and receivable	$33	$40	$96	$148
Net ceding commissions (paid and payable) received and receivable	0	1	0	3
Realized gains on credit derivatives	33	41	96	151
Terminations	—	—	(1)	(23)
Net credit derivative losses (paid and payable) recovered and recoverable	(31)	(41)	(173)	(103)
Total realized gains (losses) and other settlements on credit derivatives	2	0	(78)	25
Net unrealized gains (losses) on credit derivatives	(38)	1,156	(388)	830
Net change in fair value of credit derivatives	$(36)	$1,156	$(466)	$855

 In Third Quarter 2012 and Nine Months 2012, CDS contracts totaling $0.3 billion and $1.1 billion in net par were terminated. In Third Quarter 2011 and Nine Months 2011, CDS contracts totaling $1.8 billion and $9.5 billion in net par were terminated. The increase in paid losses was due primarily to claims paid on an insured film securitization and higher losses on Alt-A transactions in 2012.

Changes in the fair value of credit derivatives occur primarily because of changes in interest rates, credit spreads, notional amounts, credit ratings of the referenced entities, expected terms, realized gains (losses) and other settlements, and the issuing company’s own credit rating, credit spreads and other market factors. Except for net estimated credit impairments (i.e., net expected payments), the unrealized gains and losses on credit derivatives are expected to reduce to zero as the exposure approaches its maturity date. With considerable volatility continuing in the market, unrealized gains (losses) on credit derivatives may fluctuate significantly in future periods.

Net Change in Unrealized Gains (Losses) on Credit Derivatives By Sector

	Third Quarter		Nine Months
Asset Type	2012	2011	2012	2011
	(in millions)

Pooled corporate obligations:
CLOs/Collateral bond obligations	$(2)	$13	$5	$11
Synthetic investment grade pooled corporate	10	1	19	11
Synthetic high yield pooled corporate	9	(2)	20	(1)
TruPS CDOs	15	82	18	46
Market value CDOs of corporate obligations	—	6	—	0
Total pooled corporate obligations	32	100	62	67
U.S. RMBS:
Option ARM and Alt-A first lien	(63)	781	(406)	541
Subprime first lien	(24)	109	(11)	18
Prime first lien	9	102	(42)	90
Closed end second lien and HELOCs	—	8	2	9
Total U.S. RMBS	(78)	1,000	(457)	658
CMBS	—	0	—	10
Other	8	56	7	95
Total	$(38)	$1,156	$(388)	$830

In Third Quarter 2012, U.S. RMBS unrealized fair value losses were generated primarily in the Alt-A, Option ARM and subprime RMBS sectors due to wider implied net spreads. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC's name as the market cost of AGC's credit protection decreased. These transactions were pricing above their floor levels (or the minimum rate at which the Company would consider assuming these risks based on historical experience); therefore when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, decreased the implied spreads that the Company would expect to receive on these transactions increased. The cost of AGM's credit protection also decreased during the quarter, but did not lead to significant fair value losses, as the majority of AGM policies continue to price at floor levels.

During Nine Months 2012, the cost to buy protection on AGC's name declined. This led to U.S. RMBS unrealized fair value losses which were generated primarily in the prime first lien, Alt-A and Option ARM RMBS sectors due to wider implied net spreads. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC's name as the market cost of AGC's credit protection decreased. These transactions were pricing above their floor levels; therefore when the cost of purchasing CDS protection on AGC, decreased the implied spreads that the Company would expect to receive on these transactions increased. The cost of AGM's credit protection also decreased during Nine Months 2012, but did not lead to significant fair value losses, as the majority of AGM policies continue to price at floor levels.

In Third Quarter 2011, U.S. RMBS change in unrealized fair value were gains generated primarily in the prime first lien, Alt-A, Option ARM and subprime RMBS sectors due to tighter implied net spreads. The tighter implied net spreads were primarily the result of the increased cost to buy protection in AGC's name as the market cost of AGC's credit protection increased significantly. These transactions were pricing above their floor levels; therefore when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, increased the implied spreads that the Company would expect to receive on these transactions decreased. The cost of AGM's credit protection also increased during the quarter, but did not lead to significant fair value gains, as the majority of AGM policies continue to price at floor levels. Given the market conditions and the Company's own credit spreads existing in Third Quarter 2011, the majority of our CDS contracts are fair valued using this minimum premium.

The unrealized fair value gains for Nine Months 2011 were primarily driven by tighter implied net spreads in the Alt-A first lien and Option ARMs, and Subprime RMBS sectors. The tighter implied net spreads were a result of the increased cost to buy protection in AGC's name as the market cost of AGC's credit protection increased significantly during the period. As discussed above, these transactions were pricing above their floor levels which decreased the implied spreads that the Company would expect to receive on these transactions. The unrealized gains for Nine Months 2011 in the Option ARM and Alt-A first lien sectors also include an increase in R&W benefits on several credit derivative transactions within these sectors, as a result of a settlement with a CDS counterparty. The cost of AGM's credit protection also increased during Nine Months 2011, but did not lead to significant fair value gains, as the majority of AGM policies continue to price at floor levels.

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

Five-Year CDS Spread on AGC and AGM

	As of September 30, 2012	As of June 30, 2012	As of March 31, 2012	As of December 31, 2011
Quoted price of CDS contract (in basis points):
AGC	780	904	743	1,140
AGM	638	652	555	778

Components of Credit Derivative Assets (Liabilities)

	As of September 30, 2012	As of December 31, 2011
	(in millions)
Credit derivative assets	$450	$469
Credit derivative liabilities	(2,151)	(1,773)
Net fair value of credit derivatives	$(1,701)	$(1,304)

	As of September 30, 2012	As of December 31, 2011
	(in millions)
Fair value of credit derivatives before effect of AGC and AGM credit spreads	$(4,955)	$(5,596)
Plus: Effect of AGC and AGM credit spreads	3,254	4,292
Net fair value of credit derivatives	$(1,701)	$(1,304)

The fair value of CDS contracts at September 30, 2012, before considering the implications of AGC’s and AGM’s credit spreads, is a direct result of continued wide credit spreads in the fixed income security markets, and ratings downgrades. The asset classes that remain most affected are recent vintages of prime first lien, Alt-A, Option ARM, subprime RMBS deals as well as trust-preferred securities. When looking at September 30, 2012 compared with December 31, 2011, there was a narrowing of spreads primarily relating to the Company’s Alt-A first lien and subprime RMBS transactions. This narrowing of spreads resulted in a gain of approximately $641 million, before taking into account AGC’s or AGM’s credit spreads.

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

Net Fair Value and Expected Losses of Credit Derivatives by Sector

	Fair Value of Credit Derivative Asset (Liability), net		Present Value of Expected Claim (Payments) Recoveries(1)
Asset Type	As of September 30, 2012	As of December 31, 2011	As of September 30, 2012	As of December 31, 2011
	(in millions)
Pooled corporate obligations:
CLOs/ Collateralized bond obligations	$3	$(1)	$—	$—
Synthetic investment grade pooled corporate	(6)	(24)	—	—
Synthetic high-yield pooled corporate	4	(16)	—	(5)
TruPS CDOs	6	(12)	(30)	(40)
Market value CDOs of corporate obligations	2	3	—	—
Total pooled corporate obligations	9	(50)	(30)	(45)
U.S. RMBS:
Option ARM and Alt-A first lien	(1,026)	(596)	(118)	(191)
Subprime first lien	(17)	(23)	(69)	(95)
Prime first lien	(87)	(44)	—	—
Closed-end second lien and HELOCs	(13)	(15)	4	7
Total U.S. RMBS	(1,143)	(678)	(183)	(279)
CMBS	(4)	(5)	—	—
Other	(563)	(571)	(93)	(95)
Total	$(1,701)	$(1,304)	$(306)	$(419)
 ____________________

(1)
Represents amount in excess of the present value of future installment fees to be received of $53 million as of September 30, 2012 and $47 million as of December 31, 2011. Includes R&W benefit of $241 million as of September 30, 2012 and $215 million as of December 31, 2011.

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

Under a limited number of other CDS contracts, the Company may be required to post eligible collateral to secure its obligation to make payments under such contracts. Eligible collateral is generally cash or U.S. government or agency securities; eligible collateral other than cash is valued at a discount to the face amount. For certain of such contracts, the CDS counterparty has agreed to have some exposure to the Company on an unsecured basis, but as the financial strength ratings of the Company’s insurance subsidiaries decline, the amount of unsecured exposure to the Company allowed by the CDS counterparty decreases until, at a specified rating level (which level varies from transaction to transaction), the Company must collateralize all of the exposure. The amount of collateral required is based on a mark-to-market valuation of the exposure that must be secured. Under other contracts, the Company has negotiated caps such that the posting requirement cannot exceed a certain fixed amount, regardless of the financial strength ratings of the Company’s insurance subsidiaries. As of September 30, 2012 the amount of insured par that is subject to collateral posting is approximately $13.8 billion (which amount is not reduced by unsecured exposure to the Company allowed by CDS counterparties at current financial strength rating levels), for which the Company has agreed to post approximately $687 million of collateral (which amount reflects some of the eligible collateral being valued at a discount to the face amount). The Company may be required to post additional collateral from time to time, depending on its financial strength ratings and on the market values of the transactions subject to the collateral posting. For approximately $13.4 billion of that $13.8 billion, at the Company’s current ratings, the Company need not post on a cash basis more than $625 million, regardless of any change in the market value of the transactions, due to caps negotiated with counterparties. For the avoidance of doubt, the $625 million is already included in the $687 million that the Company has agreed to post. In the event AGC’s ratings are downgraded to A+ or A3, the maximum amount to be posted against the $13.4 billion increases by $50 million to $675 million.

Sensitivity to Changes in Credit Spread

The following table summarizes the estimated change in fair values on the net balance of the Company’s credit derivative positions assuming immediate parallel shifts in credit spreads on AGC and AGM and on the risks that they both assume.

Effect of Changes in Credit Spread

	As of September 30, 2012
Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
100% widening in spreads	$(3,506)	$(1,805)
50% widening in spreads	(2,603)	(902)
25% widening in spreads	(2,152)	(451)
10% widening in spreads	(1,881)	(180)
Base Scenario	(1,701)	—
10% narrowing in spreads	(1,553)	148
25% narrowing in spreads	(1,337)	364
50% narrowing in spreads	(982)	719
 ____________________

(1)	Includes the effects of spreads on both the underlying asset classes and the Company’s own credit spread.

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

As a condition to issuing a financial guaranty contract in respect of certain of a VIE's debt obligations, the Company obtains certain protective rights with respect to the VIE that are triggered by the occurrence of certain events, such as failure to be in compliance with a covenant due to poor transaction performance or a deterioration in a servicer or collateral manager’s financial condition. At the inception of a transaction, the Company typically is not deemed to control a VIE; however, once a trigger event occurs, the Company’s control of the VIE typically increases. The Company continuously evaluates its power to direct the activities that most significantly impact the economic performance of VIEs that have debt obligations insured by the Company, such as its ability to unilaterally terminate and replace the servicer upon the occurrence of certain triggering events and, accordingly, where the Company is obligated to absorb VIE losses that could potentially be significant to the VIE. The protective rights that the Company obtains under its insurance contract for a particular transaction give the Company additional controls over a VIE if there is either deterioration in the performance of the transaction or in the financial health of the servicer or collateral manager. The Company is deemed to be the control party for financial reporting purposes, typically when its protective rights give it the power to both terminate and replace the servicer or collateral manager, which are rights typically given to a financial guaranty insurer. If the Company’s protective rights that could make it the control party have not been triggered, then it does not consolidate the VIE. As of September 30, 2012, the Company had issued financial guaranty contracts for approximately 1,200 VIEs that it did not consolidate.

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

Consolidated FG VIEs

During Third Quarter 2012, the Company determined that, based on the assessment of its control rights over servicer or collateral manager replacement, given that servicing/managing collateral were deemed to be the FG VIEs' most significant activities, no additional VIEs required consolidation. There were a total of 34 consolidated FG VIEs at September 30, 2012, compared to 33 FG VIEs at December 31, 2011.

The total unpaid principal balance for the FG VIEs’ assets that were over 90 days or more past due was approximately $955 million. The aggregate unpaid principal of the FG VIEs’ assets was approximately $2,846 million greater than the aggregate fair value at September 30, 2012. The change in the instrument-specific credit risk of the FG VIEs’ assets for Third Quarter 2012 and Nine Months 2012 were gains of $65 million and $235 million, respectively. The change in the instrument-specific credit risk of the FG VIEs’ assets for the Third Quarter 2011 and Nine Months 2011 were losses of $178 million and $657 million, respectively.

The aggregate unpaid principal balance was approximately $2,321 million greater than the aggregate fair value of the FG VIEs’ liabilities as of September 30, 2012.

The Company has limited contractual rights to obtain the financial records of its consolidated FG VIEs. The FG VIEs do not prepare separate GAAP financial statements; therefore, the Company compiles GAAP financial information for them based on trustee reports prepared by and received from third parties. Such trustee reports are not available to the Company until approximately 30 days after the end of any given period. The time required to perform adequate reconciliations and analyses of the information in these trustee reports results in a one quarter lag in reporting the FG VIEs' activities. The Company records the fair value of FG VIE assets and liabilities based on modeled prices. The Company updates the model assumptions each reporting period for the most recent available information, which incorporates the impact of material events that may have occurred since the quarter lag date. Interest income and interest expense are derived from the trustee reports and included in “fair value gains (losses) on FG VIEs” in the consolidated statement of operations. The Company has elected the fair value option for assets and liabilities classified as FG VIEs’ assets and liabilities because the carrying amount transition method was not practical.

The table below shows the carrying value of the consolidated FG VIEs’ assets and liabilities in the consolidated financial statements, segregated by the types of assets that collateralize their respective debt obligations.

Consolidated FG VIEs
By Type of Collateral

	As of September 30, 2012			As of December 31, 2011
	Number of FG VIEs	Assets	Liabilities	Number of FG VIEs	Assets	Liabilities
	(dollars in millions)
With recourse:
HELOCs	8	$541	$822	8	$573	$908
First liens:
Alt-A first lien	3	115	94	3	118	106
Option ARM	2	38	181	2	50	245
Subprime	7	395	495	5	387	473
Closed-end second lien	10	207	198	10	184	219
Automobile loans	3	70	70	4	156	156
Life insurance	1	309	309	1	290	290
Total with recourse	34	1,675	2,169	33	1,758	2,397
Without recourse	—	1,018	1,018	—	1,061	1,061
Total	34	$2,693	$3,187	33	$2,819	$3,458

Gross Unpaid Principal for FG VIEs’ Liabilities
with Recourse

	As of September 30, 2012	As of December 31, 2011
	(in millions)
Gross unpaid principal for FG VIEs’ liabilities with recourse	$3,395	$3,796

Contractual Maturity Schedule of FG VIE Liabilities with Recourse

Contractual Maturity	As of September 30, 2012
(in millions)
2012	$—
2013	—
2014	69
2015	—
2016	—
Thereafter	3,326
Total	$3,395

The consolidation of FG VIEs has a significant effect on net income and shareholder’s equity due to (1) changes in fair value gains (losses) on FG VIE assets and liabilities, (2) the elimination of premiums and losses related to the AGC and AGM insured FG VIE liabilities and (3) the elimination of investment balances related to the Company’s purchase of AGC and AGM insured FG VIE debt. Upon consolidation of a FG VIE, the related insurance and, if applicable, the related investment balances, are considered intercompany transactions and therefore eliminated. Such eliminations are included in the table below to present the full effect of consolidating FG VIEs.

Effect of Consolidating FG VIEs on Net Income
and Shareholders’ Equity(1)

	Third Quarter		Nine Months
	2012	2011	2012	2011
	(in millions)
Net earned premiums	$(17)	$(20)	$(50)	$(57)
Net investment income	(3)	(4)	(9)	(5)
Net realized investment gains (losses)	0	7	4	7
Fair value gains (losses) on FG VIEs	38	(99)	174	(154)
Loss and LAE	(2)	38	1	106
Total pretax effect on net income	16	(78)	120	(103)
Less: tax provision (benefit)	5	(27)	42	(36)
Total effect on net income (loss)	$11	$(51)	$78	$(67)

	As of September 30, 2012	As of December 31, 2011
	(in millions)
Total (decrease) increase on shareholders’ equity	$(335)	$(405)
____________________

(1)	Includes the effect of eliminating insurance balances related to the financial guaranty insurance contracts.

Fair value gains (losses) on FG VIEs represent the net change in fair value on the consolidated FG VIEs’ assets and liabilities. During Third Quarter 2012, the Company recorded a pre-tax net fair value gain of consolidated FG VIEs of $38 million. While prices appreciated slightly during the period on the Company's FG VIE assets and liabilities, the gain for Third Quarter 2012 was primarily driven by large principal paydowns made on the Company's FG VIE assets. For Nine Months 2012, the Company recorded a pre-tax net fair value gain on consolidated FG VIEs of $174 million. The majority of this gain, $163 million, is a result of a R&W settlement with Deutsche Bank that closed during second quarter 2012.

A pre-tax fair value loss of approximately $99 million was recorded on the consolidated FG VIEs during Third Quarter 2011 and was primarily driven by deterioration on several HELOC transactions. During the period, long term conditional default rates increased on these transactions, which caused the prices for these HELOCs to decline. The prices for the corresponding liability for these transactions remained relatively consistent with the prior quarter. This was also the primary driver of the $154 million pre-tax net unrealized loss in the fair value of consolidated FG VIEs during Nine Months 2011. Nine Months 2011 amount was also driven by the unrealized loss on consolidation of eight new VIEs, as well as two existing transactions in which the fair value of the underlying collateral depreciated, while the price of the wrapped senior bonds was largely unchanged from the prior quarter.

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

Investment Portfolio

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets. Net investment income increased primarily due to higher income earned on loss mitigation bonds. Income earned on the general portfolio excluding loss mitigation bonds declined slightly due to lower reinvestment rates. Accrued investment income on fixed maturity, short-term investments and assets acquired in refinancing transactions was $100 million and $101 million as of September 30, 2012 and December 31, 2011, respectively.

Net Investment Income

	Third Quarter		Nine Months
	2012	2011	2012	2011
	(in millions)
Income from fixed maturity securities	$101	$96	$303	$298
Income from short-term investments	1	1	1	1
Income from assets acquired in refinancing transactions	2	1	4	4
Gross investment income	104	98	308	303
Investment expenses	(2)	(3)	(7)	(8)
Net investment income	$102	$95	$301	$295

Net Realized Investment Gains (Losses)

	Third Quarter		Nine Months
	2012	2011	2012	2011
	(in millions)
Realized gains on investment portfolio	$8	$5	$34	$26
Realized losses on investment portfolio	(2)	0	(23)	(7)
Other-than-temporary impairment (“OTTI”)
Intent to sell	0	(1)	0	(5)
Credit component of OTTI securities	(4)	(15)	(11)	(27)
OTTI	(4)	(16)	(11)	(32)
Net realized investment gains (losses)	$2	$(11)	$0	$(13)

The following table presents the roll-forward of the credit losses of fixed maturity securities for which the Company has recognized OTTI and where the portion of the fair value adjustment related to other factors was recognized in OCI.

Roll Forward of Credit Losses in the Investment Portfolio

	Third Quarter		Nine Months
	2012	2011	2012	2011
	(in millions)
Balance, beginning of period	$53	$22	$47	$27
Additions for credit losses on securities for which an OTTI was not previously recognized	1	14	8	25
Eliminations of securities issued by FG VIEs	0	—	0	(13)
Reductions for securities sold during the period	(3)	—	(4)	(5)
Additions for credit losses on securities for which an OTTI was previously recognized	3	1	3	3
Balance, end of period	$54	$37	$54	$37

Fixed Maturity Securities and Short Term Investments
by Security Type

	As of September 30, 2012
Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI(2) Gain (Loss) on Securities with OTTI	Weighted Average Credit Quality (3)
	(dollars in millions)
Fixed maturity securities:
U.S. government and agencies	6%	$743	$66	$—	$809	$—	AA+
Obligations of state and political subdivisions	45	5,213	501	0	5,714	9	AA
Corporate securities	13	947	83	0	1,030	0	A+
Mortgage-backed securities(4):	—
RMBS	22	1,393	76	(85)	1,384	(50)	AA-
CMBS	4	475	39	0	514	—	AAA
Asset-backed securities	2	532	42	(13)	561	26	BIG
Foreign government securities	2	286	20	0	306	0	AAA
Total fixed maturity securities	94	9,589	827	(98)	10,318	(15)	AA-
Short-term investments	6	564	0	0	564	—	AAA
Total investment portfolio	100%	$10,153	$827	$(98)	$10,882	$(15)	AA

	As of December 31, 2011
Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Gain (Loss) on Securities with OTTI	Weighted Average Credit Quality (3)
	(dollars in millions)
Fixed maturity securities:
U.S. government and agencies	8%	$850	$72	$0	$922	$—	AA+
Obligations of state and political subdivisions	49	5,097	359	(1)	5,455	6	AA
Corporate securities	10	989	52	(2)	1,039	0	A+
Mortgage-backed securities(4):
RMBS	14	1,454	64	(90)	1,428	(35)	AA
CMBS	5	476	24	0	500	2	AAA
Asset-backed securities	4	439	38	(19)	458	29	BBB-
Foreign government securities	3	333	13	(6)	340	—	AAA
Total fixed maturity securities	93	9,638	622	(118)	10,142	2	AA
Short-term investments	7	734	—	—	734	—	AAA
Total investment portfolio	100%	$10,372	$622	$(118)	$10,876	$2	AA
 ____________________

(1)	Based on amortized cost.

(2)	Accumulated Other Comprehensive Income ("AOCI").

(3)
Ratings in the tables above represent the lower of the Moody’s and S&P classifications except for bonds purchased for loss mitigation or risk management strategies, which use internal ratings classifications. The Company’s portfolio consists primarily of high-quality, liquid instruments.

(4)	Government-agency obligations were approximately 62% of mortgage backed securities as of September 30, 2012 and 66% as of December 31, 2011 based on fair value.

The Company continues to receive sufficient information to value its investments and has not had to modify its valuation approach due to the current market conditions. As of September 30, 2012, amounts, net of tax, in AOCI included a net unrealized loss of $10 million for securities for which the Company had recognized OTTI and a net unrealized gain of $539 million for securities for which the Company had not recognized OTTI. As of December 31, 2011, amounts, net of tax, in AOCI included a net unrealized gain of $3 million for securities for which the Company had recognized OTTI and a net unrealized gain of $364 million for securities for which the Company had not recognized OTTI.

The Company’s investment portfolio in tax-exempt and taxable municipal securities includes issuances by a wide number of municipal authorities across the U.S. and its territories. This is a high quality portfolio of municipal securities with an average rating of AA as of September 30, 2012 and AA as of December 31, 2011. Securities rated lower than A-/A3 by S&P or Moody’s are not eligible to be purchased for the Company’s portfolio unless acquired for loss mitigation or risk management strategies.

The following tables present the fair value of the Company’s available-for-sale municipal bond portfolio as of September 30, 2012 and December 31, 2011 by state, excluding $559 million and $403 million of pre-refunded bonds, respectively. The credit ratings are based on the underlying ratings and do not include any benefit from bond insurance.

Fair Value of Available-for-Sale Municipal Bond Portfolio by State

	As of September 30, 2012
State	State General Obligation	Local General Obligation	Revenue	Fair Value	Amortized Cost	Average Credit Rating
	(in millions)
Texas	$89	$353	$357	$799	$728	AA
New York	13	67	607	687	631	AA
California	23	71	325	419	374	AA-
Florida	98	—	259	357	320	AA-
Illinois	14	83	193	290	265	A+
Washington	34	40	153	227	207	AA
Massachusetts	42	10	173	225	200	AA
Arizona	—	8	171	179	164	AA+
Georgia	14	20	110	144	133	A+
Michigan	—	29	114	143	131	AA-
All others	312	253	1,120	1,685	1,544	AA-
Total	$639	$934	$3,582	$5,155	$4,697	AA

	As of December 31, 2011
State	State General Obligation	Local General Obligation	Revenue	Fair Value	Amortized Cost	Average Credit Rating
	(in millions)
Texas	$86	$342	$346	$774	$724	AA
New York	12	60	623	695	654	AA
California	19	51	297	367	336	AA
Florida	34	62	247	343	317	AA
Illinois	16	87	197	300	281	AA
Massachusetts	43	9	164	216	199	AA
Washington	38	53	123	214	200	AA
Arizona	—	8	164	172	163	AA
Ohio	—	53	86	139	129	AA
Michigan	—	37	99	136	129	AA
All others	311	271	1,114	1,696	1,588	AA
Total	$559	$1,033	$3,460	$5,052	$4,720	AA

The revenue bond portfolio is comprised primarily of essential service revenue bonds issued by water and sewer authorities and other utilities, transportation authorities, universities and healthcare providers.

Revenue Sources

	As of September 30, 2012		As of December 31, 2011
Type	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(in millions)
Tax backed	$746	$679	$717	$670
Transportation	730	660	800	749
Water and sewer	570	522	530	501
Municipal utilities	565	516	529	494
Higher education	422	381	332	307
Healthcare	313	287	273	258
All others	236	221	279	264
Total	$3,582	$3,266	$3,460	$3,243

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

Fixed Maturity Securities
Gross Unrealized Loss by Length of Time

	As of September 30, 2012
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(dollars in millions)
U.S. government and agencies	$—	$—	$—	$—	$—	$—
Obligations of state and political subdivisions	22	0	—	—	22	0
Corporate securities	16	0	—	—	16	0
Mortgage-backed securities:
RMBS	156	(47)	95	(38)	251	(85)
CMBS	2	0	—	—	2	0
Asset-backed securities	20	(2)	33	(11)	53	(13)
Foreign government securities	2	0	—	—	2	0
Total	$218	$(49)	$128	$(49)	$346	$(98)
Number of securities		39		16		55
Number of securities with OTTI		6		6		12

	As of December 31, 2011
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(dollars in millions)
U.S. government and agencies	$4	$0	$—	$—	$4	$0
Obligations of state and political subdivisions	17	0	21	(1)	38	(1)
Corporate securities	80	(2)	3	—	83	(2)
Mortgage-backed securities:
RMBS	187	(68)	36	(22)	223	(90)
CMBS	3	0	—	—	3	0
Asset-backed securities	—	—	26	(19)	26	(19)
Foreign government securities	141	(6)	—	—	141	(6)
Total	$432	$(76)	$86	$(42)	$518	$(118)
Number of securities		56		20		76
Number of securities with OTTI		6		4		10

Of the securities in an unrealized loss position for 12 months or more as of September 30, 2012, nine securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of September 30, 2012 was $49 million. The Company has determined that the unrealized losses recorded as of September 30, 2012 are yield related and not the result of other-than-temporary impairments.

The amortized cost and estimated fair value of available-for-sale fixed maturity securities by contractual maturity as of September 30, 2012 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities
by Contractual Maturity

	As of September 30, 2012
	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$379	$382
Due after one year through five years	1,442	1,525
Due after five years through 10 years	2,305	2,550
Due after 10 years	3,595	3,963
Mortgage-backed securities:
RMBS	1,393	1,384
CMBS	475	514
Total	$9,589	$10,318

Under agreements with its cedants and in accordance with statutory requirements, the Company maintains fixed maturity securities in trust accounts for the benefit of reinsured companies, which amounted to $412 million and $380 million as of September 30, 2012 and December 31, 2011, respectively. In addition, to fulfill state licensing requirements the Company has placed on deposit eligible securities of $27 million and $24 million as of September 30, 2012 and December 31, 2011, respectively. To provide collateral for a letter of credit, the Company holds a fixed maturity investment in a segregated account which amounted to $4 million and $4 million as of September 30, 2012 and December 31, 2011, respectively. In connection with an excess of loss reinsurance facility $22 million in short term securities have been deposited into a trust for the benefit of the reinsurers.

Under certain derivative contracts, the Company is required to post eligible securities as collateral. The need to post collateral under these transactions is generally based on fair value assessments in excess of contractual thresholds. The fair value of the Company’s pledged securities totaled $687 million and $780 million as of September 30, 2012 and December 31, 2011, respectively.

No material investments of the Company were non-income producing for Nine Months 2012 and 2011, respectively.

The Company purchased securities that it has insured, and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses ("loss mitigation bonds"). These securities were purchased at a discount and are accounted for excluding the effects of the Company’s insurance on the securities. As of September 30, 2012, securities purchased for loss mitigation purposes included in the fixed maturity portfolio on the consolidated balance sheet had a fair value of $314 million representing $863 million of par.

Under the terms of certain credit derivative contracts, the Company has obtained the obligations referenced in the transactions and recorded such assets in fixed maturity securities in the consolidated balance sheets. Such fair value amounts totaled $194 million, representing $220 million in par.

9.	Insurance Company Regulatory Requirements

Dividend Restrictions and Capital Requirements

AGC is a Maryland domiciled insurance company. As of September 30, 2012, the amount available for distribution from AGC during 2012 with notice to, but without prior approval of, the Maryland Commissioner of Insurance under the Maryland insurance law is approximately $92 million. During Nine Months 2012 and 2011, AGC declared and paid $55 million and $20 million, respectively, in dividends to AGUS.

AGM is a New York domiciled insurance company. Based on AGM’s statutory statements to be filed for Third Quarter 2012, the maximum amount available for payment of dividends by AGM without regulatory approval over the 12 months following September 30, 2012, was approximately $178 million. Also in connection with the acquisition of AGMH on July 1, 2009 ("AGMH Acquisition"), the Company committed to the New York Department of Financial Services that AGM would not pay any dividends for a period of two years from the Acquisition Date without written approval of the New York Department of

Financial Services. AGM did not pay any dividends in 2011. During Nine Months 2012, AGM declared and paid dividends of $30 million to its parent, AGMH.

AG Re is a Bermuda domiciled insurance company and its dividend distribution is governed by Bermuda law. The amount available at AG Re to pay dividends in 2012 in compliance with Bermuda law is approximately $231 million. However, any distribution that results in a reduction of 15% ($192 million as of December 31, 2011) or more of AG Re’s total statutory capital, as set out in its previous year’s financial statements, would require the prior approval of the Bermuda Monetary Authority. Dividends are limited by requirements that the subject company must at all times (i) maintain the minimum solvency margin required under the Insurance Act of 1978 and (ii) have relevant assets in an amount at least equal to 75% of relevant liabilities, both as defined under the Insurance Act of 1978. AG Re, as a Class 3B insurer, is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least 7 days before payment of such dividends) with the Authority an affidavit stating that it will continue to meet the required margins. During Nine Months 2012, AG Re declared $110 million and paid $111 million, which included $1 million declared in the prior years, and in the same period of 2011 declared and paid $54 million, to its parent, AGL, respectively. As of September 30, 2012, AG Re had unencumbered assets of $197 million, representing assets not held in trust for the benefit of cedants.

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

In conjunction with AGMH Acquisition, AGMH has joined the consolidated federal tax group of AGUS, AGC, and AG Financial Products Inc. (“AGFP”). In conjunction with the acquisition of MIAC on May 31, 2012, ("MIAC Acquisition), MIAC has joined the consolidated federal tax group. For the periods beginning on July 1, 2009 and forward, AGMH files a consolidated federal income tax return with AGUS, AGC, AGFP and AG Analytics Inc. (“AGUS consolidated tax group”). In addition, a new tax sharing agreement was entered into effective July 1, 2009 whereby each company in the AGUS consolidated tax group will pay or receive its proportionate share of taxable expense or benefit as if it filed on a separate return basis with current period credit for net losses to the extent used in consolidation. Assured Guaranty Overseas US Holdings Inc. and its subsidiaries AGRO, Assured Guaranty Mortgage Insurance Company and AG Intermediary Inc., have historically filed their own consolidated federal income tax return. Each company, as a member of its respective consolidated tax return group, pays its proportionate share of the consolidated federal tax burden for its group as if each company filed on a separate return basis with current period credit for net losses to the extent used in consolidation.

The Company's provision for income taxes for interim financial periods is not based on an estimated annual effective rate due to the variability in fair value of its credit derivatives, which prevents the Company from projecting a reliable estimated annual effective tax rate and pretax income for the full year 2012. A discrete calculation of the provision is calculated for each interim period.

The effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, U.K. subsidiaries taxed at the U.K. blended marginal corporate tax rate of 24.5% unless subject to U.S. tax by election or as a U.S. controlled foreign corporation, and no taxes for the Company’s Bermuda holding company and Bermuda subsidiaries unless subject to U.S. tax by election or as a U.S. controlled foreign corporation. For periods subsequent to April 1, 2012, the U.K. corporation tax rate has been reduced to 24%, for the period April 1, 2011 to April 1, 2012 the U.K. corporation tax rate was 26% resulting in a blended tax rate of 24.5% in 2012 and prior to April 1, 2011, the U.K. corporation tax rate was 28% resulting in a blended tax rate of 26.5% in 2011. The Company’s overall corporate effective tax rate fluctuates based on the distribution of income across jurisdictions.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at statutory rates in taxable jurisdictions is presented below.

Effective Tax Rate Reconciliation

	Third Quarter		Nine Months
	2012	2011	2012	2011
	(in millions)
Expected tax provision (benefit) at statutory rates in taxable jurisdictions	$51	$309	$43	$364
Tax-exempt interest	(15)	(14)	(46)	(46)
True-up from tax return filings	—	(3)	—	(3)
Change in liability for uncertain tax positions	0	0	1	1
Other	1	2	3	4
Total provision (benefit) for income taxes	$37	$294	$1	$320
Effective tax rate	20.6%	27.9%	3.7%	27.2%

The expected tax provision at statutory rates in taxable jurisdictions is calculated as the sum of pretax income in each jurisdiction multiplied by the statutory tax rate of the jurisdiction by which it will be taxed. Pretax income of the Company’s subsidiaries which are not U.S. domiciled but are subject to U.S. tax by election or as controlled foreign corporations are included at the U.S. statutory tax rate. Where there is a pretax loss in one jurisdiction and pretax income in another, the total combined expected tax rate may be higher or lower than any of the individual statutory rates.

The following table presents pretax income and revenue by jurisdiction.

Pretax Income (Loss) by Tax Jurisdiction

	Third Quarter		Nine Months
	2012	2011	2012	2011
	(in millions)
United States	$145	$884	$123	$1,039
Bermuda	34	171	(86)	138
UK	0	0	0	0
Total	$179	$1,055	$37	$1,177

Revenue by Tax Jurisdiction

	Third Quarter		Nine Months
	2012	2011	2012	2011
	(in millions)
United States	$288	$1,084	$688	$1,453
Bermuda	54	261	56	287
UK	0	0	0	0
Total	$342	$1,345	$744	$1,740

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

Upon termination under these conditions, the Company may be required (under some of its reinsurance agreements) to return to the primary insurer all unearned premiums, less ceding commissions, and loss reserves calculated on a statutory basis of accounting, attributable to reinsurance ceded pursuant to such agreements after which the Company would be released from liability with respect to the Assumed Business. Upon the occurrence of the conditions set forth in (a) above, whether or not an agreement is terminated, the Company may be required to obtain a letter of credit or alternative form of security to collateralize its obligation to perform under such agreement or it may be obligated to increase the level of ceding commission paid.

With respect to a significant portion of the Company’s in-force financial guaranty Assumed Business, due to the downgrade of AG Re to A1, subject to the terms of each policy, the ceding company may have the right to recapture Assumed Business ceded to AG Re and assets representing substantially all of the statutory unearned premium (net of ceding commissions) and loss reserves (if any) associated with that business. As of September 30, 2012, if all of AG Re’s Assumed Business was recaptured, it would result in a corresponding one-time reduction to net income of approximately $5 million. In the case of AGC, some of its in force financial guaranty Assumed Business is subject to recapture at AGC’s current ratings. Subject to the terms of each reinsurance agreement, upon recapture the ceding company typically is owed assets representing substantially all of the statutory unearned premium (net of ceding commissions) and loss reserves (if any) associated with that business. As of September 30, 2012, if all of AGC’s Assumed Business was recaptured, it would result in a corresponding one-time reduction to net income of approximately $11 million.

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

Over the past several years, the Company has entered into several commutations in order to reassume previously ceded books of business from BIG financial guaranty companies and its other reinsurers. The Company has also cancelled assumed reinsurance contracts. The Company reassumed business from one reinsurer in Third Quarter 2012 and there were no commutations in Third Quarter 2011. These commutations of ceded and cancellations of assumed business resulted in gains of $1 million, $84 million and $32 million for Third Quarter 2012 and Nine Months 2012 and 2011, respectively, which were recorded in other income. While certain Ceded Business has been reassumed, the Company still has significant Ceded Business with third parties.

Net Effect of Commutations of Ceded
Reinsurance Contracts

	Third Quarter		Nine Months
	2012	2011	2012	2011
	(in millions)
Increase (decrease) in net unearned premium reserve	$2	$—	$108	$(20)
Increase (decrease) in net par outstanding	9	—	19,082	(780)

Effect of Reinsurance on Statement of Operations

	Third Quarter		Nine Months
	2012	2011	2012	2011
	(in millions)
Premiums Written:
Direct	$24	$37	$131	$94
Assumed(1)	0	(15)	13	(67)
Ceded(2)	1	1	88	6
Net	$25	$23	$232	$33
Premiums Earned:
Direct	$242	$227	$694	$742
Assumed	13	4	39	35
Ceded	(33)	(20)	(98)	(82)
Net	$222	$211	$635	$695
Loss and LAE:
Direct	$112	$244	$558	$380
Assumed	(4)	(2)	13	(7)
Ceded	(18)	(27)	(112)	(60)
Net	$90	$215	$459	$313
 ____________________
(1)     Negative assumed premiums written were due to commutations and changes in expected debt service schedules.

(2)     Positive ceded premiums written were due to commutations and changes in expected debt service schedules.

Reinsurer Exposure

In addition to assumed and ceded reinsurance arrangements, the Company may also have exposure to some financial guaranty reinsurers (i.e., monolines) in other areas. Second-to-pay insured par outstanding represents transactions the Company has insured that were previously insured by other monolines. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary insurer. Another area of exposure is in the investment portfolio where the Company holds fixed maturity securities that are wrapped by monolines and whose value may decline based on the rating of the monoline. At September 30, 2012, based on fair value, the Company had $664 million of fixed maturity securities in its investment portfolio wrapped by National Public Finance Guarantee Corporation, $537 million by Ambac Assurance Corporation ("Ambac") and $36 million by other guarantors.

Exposure by Reinsurer

			Par Outstanding
	Ratings at November 7, 2012		As of September 30, 2012
Reinsurer	Moody’s Reinsurer Rating	S&P Reinsurer Rating	Ceded Par Outstanding(1)	Second-to- Pay Insured Par Outstanding	Assumed Par Outstanding
	(dollars in millions)
American Overseas Reinsurance Company Limited(2)	WR(3)	WR	$10,309	$—	$24
Tokio	Aa3(4)	AA-(4)	8,748	—	937
Radian	Ba1	B+	5,364	44	1,474
Syncora Guarantee Inc.	Ca	WR	4,092	2,043	165
Mitsui Sumitomo Insurance Co. Ltd.	A1	A+	2,256	—	—
ACA Financial Guaranty Corp.	NR	WR	829	6	1
Swiss Reinsurance Co.	A1	AA-	434	—	—
Ambac	WR	WR	85	7,151	21,231
CIFG Assurance North America Inc.	WR	WR	65	255	5,583
MBIA Inc.	(5)	(5)	—	11,497	8,798
Financial Guaranty Insurance Co.	WR	WR	—	3,336	2,020
Other	Various	Various	1,008	2,064	96
Total			$33,190	$26,396	$40,329
____________________

(1)	Includes $4,198 million in ceded par outstanding related to insured credit derivatives.

(2)	Formerly RAM Reinsurance Company Ltd.

(3)	Represents “Withdrawn Rating.”

(4)	The Company has structural collateral agreements satisfying the triple-A credit requirement of S&P and/or Moody’s.

(5)	MBIA Inc. includes various subsidiaries which are rated BBB by S&P and Baa2, B3, WR and NR by Moody’s.

Amounts Due (To) From Reinsurers

	As of September 30, 2012
	Assumed Premium, net of Commissions	Ceded Premium, net of Commissions	Assumed Expected Loss and LAE	Ceded Expected Loss and LAE
	(in millions)
American Overseas Reinsurance Company Limited	$—	$(12)	$—	$12
Tokio	—	(23)	—	35
Radian	—	(18)	—	(4)
Syncora Guarantee Inc.	—	(37)	1	—
Mitsui Sumitomo Insurance Co. Ltd.	—	(5)	—	8
Swiss Reinsurance Co.	—	(3)	—	1
Ambac	81	—	(85)	—
CIFG Assurance North America Inc.	—	—	—	2
MBIA Inc.	—	—	(22)	—
Financial Guaranty Insurance Co.	9	—	(30)	—
Other	—	(40)	—	—
Total	$90	$(138)	$(136)	$54

Excess of Loss Reinsurance Facility

On January 22, 2012, AGC and AGM entered into an aggregate excess of loss reinsurance facility, effective as of January 1, 2012. At AGC’s and AGM’s option, the facility will cover losses occurring from January 1, 2012 through December 31, 2019 or from January 1, 2013 through December 31, 2020. The contract terminates, unless AGC and AGM choose to extend it, on January 1, 2014. The facility covers U.S. public finance credits insured or reinsured by AGC and AGM as of September 30, 2011, excluding credits that were rated non-investment grade as of December 31, 2011 by Moody’s or S&P or internally by AGC or AGM and subject to certain per credit limits. The facility attaches when AGC’s or AGM’s net losses (net of AGC’s and AGM other reinsurance, other than pooling reinsurance provided to AGM by AGM’s subsidiaries and net of recoveries) exceed in the aggregate $2 billion and covers a portion of the next $600 million of losses, with the reinsurers assuming pro rata in the aggregate $435 million of the $600 million of losses and AGC and AGM jointly retaining the remaining $165 million of losses. The reinsurers are required to be rated at least AA-(Stable Outlook) through December 31, 2014 or to post collateral sufficient to provide AGM and AGC with the same reinsurance credit as reinsurers rated AA-. AGM and AGC are obligated to pay the reinsurers their share of recoveries relating to losses during the coverage period in the covered portfolio. This obligation is secured by a pledge of the recoveries, which will be deposited into a trust for the benefit of the reinsurers. The Company has paid approximately $22 million of premiums during Nine Months 2012. The remaining $22 million of premiums, which are due in January 2013, have been deposited into a trust for the benefit of the reinsurers as of September 30, 2012.

Re-Assumption and Reinsurance Agreements with Radian Asset Assurance Inc.

On January 24, 2012, AGM reassumed $12.9 billion of par it had previously ceded to Radian and AGC reinsured approximately $1.8 billion of U.S. public finance par from Radian. The Company received a payment of $86 million from Radian for the re-assumption, which consisted 96% of public finance exposure and 4% of structured finance credits; additionally, the Company projects it will receive an incremental $2 million present value from future installment premiums. In connection with the reinsurance assumption, the Company received a payment of $22 million. Both the reassumed and reinsured portfolios were composed entirely of selected credits that met the Company’s underwriting standards.

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

In August 2008, a number of financial institutions and other parties, including AGM and other bond insurers, were named as defendants in a civil action brought in the circuit court of Jefferson County, Alabama relating to the County’s problems meeting its sewer debt obligations: Charles E. Wilson vs. JPMorgan Chase & Co et al (filed the Circuit Court of Jefferson County, Alabama), Case No. 01-CV-2008-901907.00, a putative class action. The action was brought on behalf of rate payers, tax payers and citizens residing in Jefferson County, and alleges conspiracy and fraud in connection with the issuance of the County’s debt. The complaint in this lawsuit seeks equitable relief, unspecified monetary damages, interest, attorneys’ fees and other costs. On January, 13, 2011, the circuit court issued an order denying a motion by the bond insurers and other defendants to dismiss the action. Defendants, including the bond insurers, have petitioned the Alabama Supreme Court for a writ of mandamus to the circuit court vacating such order and directing the dismissal with prejudice of plaintiffs’ claims for lack of standing. The Company cannot reasonably estimate the possible loss, if any, or range of loss that may arise from this lawsuit.

Beginning in July 2008, AGM and various other financial guarantors were named in complaints filed in the Superior Court for the State of California, City and County of San Francisco. Since that time, plaintiffs’ counsel has filed amended complaints against AGM and AGC and added additional plaintiffs. As of the date of this filing, the plaintiffs with complaints against AGM and AGC, among other financial guaranty insurers, are: (a) City of Los Angeles, acting by and through the Department of Water and Power; (b) City of Sacramento; (c) City of Los Angeles; (d) City of Oakland; (e) City of Riverside; (f) City of Stockton; (g) County of Alameda; (h) County of Contra Costa; (i) County of San Mateo; (j) Los Angeles World Airports; (k) City of Richmond; (l) Redwood City; (m) East Bay Municipal Utility District; (n) Sacramento Suburban Water District; (o) City of San Jose; (p) County of Tulare; (q) The Regents of the University of California; (r) The Redevelopment Agency of the City of Riverside; (s) The Public Financing Authority of the City of Riverside; (t) The Jewish Community Center of San Francisco; (u) The San Jose Redevelopment Agency; (v) The Redevelopment Agency of the City of Stockton; (w) The Public Financing Authority of the City of Stockton; and (x) The Olympic Club. Complaints filed by the City and County of San Francisco and the Sacramento Municipal Utility District were subsequently dismissed against AGM and AGC. These complaints allege that the financial guaranty insurer defendants (i) participated in a conspiracy in violation of California’s antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and created market demand for municipal bond insurance, (ii) participated in risky financial transactions in other lines of business that damaged each insurer’s financial condition (thereby undermining the value of each of their guaranties), and (iii) failed to adequately disclose the impact of those transactions on their financial condition. In addition to their antitrust claims, various plaintiffs in these actions assert claims for breach of the covenant of good faith and fair dealing, fraud, unjust enrichment, negligence, and negligent misrepresentation. At hearings held in July and October 2011 relating to AGM, AGC and the other defendants’ demurrer, the court overruled the demurrer on the following claims: breach of contract, violation of California’s antitrust statute and of its unfair business practices law, and fraud. The remaining claims were dismissed. On December 2, 2011, AGM, AGC and the other bond insurer defendants filed an anti-SLAPP (“Strategic Lawsuit Against Public Participation”) motion to strike the complaints under California’s Code of Civil Procedure. On May 1, 2012, the court ruled in favor of the bond insurer defendants on the first stage of the anti-SLAPP motion as to the causes of action arising from the alleged conspiracy, but denied the motion as to those causes of action based on transaction specific representations and omissions about the bond insurer defendants’ credit ratings and financial health.  The court has scheduled a hearing on the second stage of the anti-SLAPP motion for March 6, 2013. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys’ fees, costs and other expenses. The Company cannot reasonably estimate the possible loss, if any, or range of loss that may arise from these lawsuits.

In September 2010, AGM, among others, was named as a defendant in an interpleader complaint filed by Wells Fargo Bank, N.A., as trust administrator, in the United States District Court, Southern District of New York. The interpleader complaint relates to the MASTR Adjustable Rate Mortgages Trust 2006-OA2, Mortgage Pass-Through Certificates, Series 2006-OA2 RMBS transaction, in which AGM had insured certain classes of certificates. Certain holders of uninsured certificates have disputed payments made by the trust administrator to reimburse AGM for claims it had paid under its financial guaranty policy, and the trust administrator sought adjudication of the priority of AGM’s reimbursements. On March 29, 2011, the court granted a motion for judgment on the pleadings and ruled that, pursuant to the waterfall, AGM is only entitled to receive funds that would otherwise have been distributed to the holders of the classes that AGM insures, and that AGM receive such funds at the respective steps in the waterfall that immediately follow the steps at which such certificate holders would otherwise have received such funds. The court further ordered AGM to repay to the MARM 2006-OA2 trust the approximately $7 million that had been credited to it by Wells Fargo. On December 13, 2011, the court entered judgment substantially in conformance with its March 29, 2011 decision. AGM appealed the judgment and in July 2012, the judge granted AGM’s motion that the judgment be stayed pending the appeal. AGM has paid approximately $146 million in claims on this transaction and estimates that, as a result of this adverse decision, if and to the extent it is not modified, such amount will not be reimbursed. Such amount does not include the repayment of the $7 million credit.

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

On November 28, 2011, Lehman Brothers International (Europe) (in administration) (“LBIE”) sued AG Financial Products Inc. (“AG Financial Products”), an affiliate of AGC which in the past had provided credit protection to counterparties under credit default swaps. AGC acts as the credit support provider of AG Financial Products under these credit default swaps. LBIE’s complaint, which was filed in the Supreme Court of the State of New York, alleged that AG Financial Products improperly terminated nine credit derivative transactions between LBIE and AG Financial Products and improperly calculated the termination payment in connection with the termination of 28 other credit derivative transactions between LBIE and AG Financial Products. With respect to the 28 credit derivative transactions, AG Financial Products calculated that LBIE owes AG Financial Products approximately $25 million, whereas LBIE asserted in the complaint that AG Financial Products owes LBIE a termination payment of approximately $1.4 billion. LBIE is seeking unspecified damages. On February 3, 2012, AG Financial Products filed a motion to dismiss certain of the counts in the complaint. Oral arguments on such motion to dismiss took place in September 2012. The Company cannot reasonably estimate the possible loss, if any, that may arise from this lawsuit.

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

Five of these cases named both AGMH and AGM: (a) Hinds County, Mississippi v. Wachovia Bank, N.A.; (b) Fairfax County, Virginia v. Wachovia Bank, N.A.; (c) Central Bucks School District, Pennsylvania v. Wachovia Bank, N.A.; (d) Mayor and City Council of Baltimore, Maryland v. Wachovia Bank, N.A.; and (e) Washington County, Tennessee v. Wachovia Bank, N.A. In April 2009, the MDL 1950 court granted the defendants’ motion to dismiss on the federal claims, but granted leave for the plaintiffs to file a second amended complaint. In June 2009, interim lead plaintiffs’ counsel filed a Second Consolidated Amended Class Action Complaint; although the Second Consolidated Amended Class Action Complaint currently describes some of AGMH’s and AGM’s activities, it does not name those entities as defendants. In March 2010, the MDL 1950 court denied the named defendants’ motions to dismiss the Second Consolidated Amended Class Action Complaint. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys’ fees and other costs. The Company cannot reasonably estimate the possible loss, if any, or range of loss that may arise from these lawsuits.

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

The MDL 1950 court denied AGM and AGUS’s motions to dismiss these eleven complaints in April 2010. Amended complaints were filed in May 2010. On October 29, 2010, AGM and AGUS were voluntarily dismissed with prejudice from the Sacramento Municipal Utility District case only. The complaints in these lawsuits generally seek or sought unspecified monetary damages, interest, attorneys’ fees, costs and other expenses. The Company cannot reasonably estimate the possible loss, if any, or range of loss that may arise from the remaining lawsuits.

In May 2010, AGM and AGUS, among other defendants, were named in five additional non-class action cases filed in federal court in California: (a) City of Richmond, California v. Bank of America, N.A. (filed on May 18, 2010, N.D. California); (b) City of Redwood City, California v. Bank of America, N.A. (filed on May 18, 2010, N.D. California); (c) Redevelopment Agency of the City and County of San Francisco, California v. Bank of America, N.A. (filed on May 21, 2010, N.D. California); (d) East Bay Municipal Utility District, California v. Bank of America, N.A. (filed on May 18, 2010, N.D. California); and (e) City of San Jose and the San Jose Redevelopment Agency, California v. Bank of America, N.A (filed on May 18, 2010, N.D. California). These cases have also been transferred to the Southern District of New York and consolidated with MDL 1950 for pretrial proceedings. In September 2010, AGM and AGUS, among other defendants, were named in a sixth additional non-class action filed in federal court in New York, but which alleges violation of New York’s Donnelly Act in addition to federal antitrust law: Active Retirement Community, Inc. d/b/a Jefferson’s Ferry v. Bank of America, N.A. (filed on September 21, 2010, E.D. New York), which has also been transferred to the Southern District of New York and consolidated with MDL 1950 for pretrial proceedings. In December 2010, AGM and AGUS, among other defendants, were named in a seventh additional non-class action filed in federal court in the Central District of California, Los Angeles Unified School District v. Bank of America, N.A., and in an eighth additional non-class action filed in federal court in the Southern District of New York, Kendal on Hudson, Inc. v. Bank of America, N.A. These cases also have been consolidated with MDL 1950 for pretrial proceedings. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys’ fees, costs and other expenses. The Company cannot reasonably estimate the possible loss, if any, or range of loss that may arise from these lawsuits.

In January 2011, AGM and AGUS, among other defendants, were named in an additional non-class action case filed in federal court in New York, which alleges violation of New York’s Donnelly Act in addition to federal antitrust law: Peconic Landing at Southold, Inc. v. Bank of America, N.A. This case has been consolidated with MDL 1950 for pretrial proceedings. The complaint in this lawsuit generally seeks unspecified monetary damages, interest, attorneys’ fees, costs and other expenses. The Company cannot reasonably estimate the possible loss, if any, or range of loss that may arise from this lawsuit.

In September 2009, the Attorney General of the State of West Virginia filed a lawsuit (Circuit Ct. Mason County, W. Va.) against Bank of America, N.A. alleging West Virginia state antitrust violations in the municipal derivatives industry, seeking damages and alleging, among other things, a conspiracy to fix the pricing of, and manipulate bids for, municipal derivatives, including GICs. An amended complaint in this action was filed in June 2010, adding a federal antitrust claim and naming AGM (but not AGMH) and AGUS, among other defendants. This case has been removed to federal court as well as transferred to the S.D.N.Y. and consolidated with MDL 1950 for pretrial proceedings. The complaint in this lawsuit generally seeks civil penalties, unspecified monetary damages, interest, attorneys’ fees, costs and other expenses. The Company cannot reasonably estimate the possible loss, if any, or range of loss that may arise from this lawsuit.

13.	Long-Term Debt and Credit Facilities

Long-Term Debt Obligations

The principal and carrying values of the Company’s long-term debt are presented in the table below.

Principal and Carrying Amounts of Debt

	As of September 30, 2012		As of December 31, 2011
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS:
7.0% Senior Notes	$200	$197	$200	$197
8.50% Senior Notes(1)	—	—	173	172
Series A Enhanced Junior Subordinated Debentures	150	150	150	150
Total AGUS	350	347	523	519
AGMH:
67/8% QUIBS	100	68	100	67
6.25% Notes	230	137	230	136
5.60% Notes	100	54	100	54
Junior Subordinated Debentures	300	162	300	158
Total AGMH	730	421	730	415
AGM:
Notes Payable	66	72	97	104
Total AGM	66	72	97	104
Total	$1,146	$840	$1,350	$1,038
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

AIG International Group, Inc. is one entity that has acted as equity payment undertaker in a number of transactions in which AGM acted as strip coverage provider. AIG was downgraded in the third quarter of 2008 and AGM was downgraded by Moody’s in the fourth quarter of 2008. As a result of those downgrades, as of September 30, 2012, 45 leveraged lease transactions in which AGM acts as strip coverage provider were breaching either a ratings trigger related to AIG or a ratings trigger related to AGM. For such 45 leveraged lease transactions, if early termination of the leases were to occur and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $981 million as of September 30, 2012. S&P’s downgrade of AGM to AA- in November 2011 did not have an additional impact on the transactions. However, if AGM were downgraded to A+ by S&P or A1 by Moody’s, as of September 30, 2012, another 26 leveraged lease transactions in which AGM acts as strip coverage provider would be affected. For such 26 leveraged lease transactions, if early termination of the leases were to occur and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of an additional approximately $992 million as of September 30, 2012. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM guaranty. It is difficult to determine the probability that the Company will have to pay strip provider claims or the likely aggregate amount of such claims. At September 30, 2012, approximately $607 million of cumulative strip par exposure had been terminated on a consensual basis. The consensual terminations have resulted in no claims on AGM.

On July 1, 2009, AGM and DCL, acting through its New York Branch (“Dexia Crédit Local (NY)”), entered into a credit facility (the “Strip Coverage Facility”). Under the Strip Coverage Facility, Dexia Crédit Local (NY) agreed to make loans to AGM to finance all draws made by lessors on AGM strip policies that were outstanding as of November 13, 2008, up to the commitment amount. The commitment amount of the Strip Coverage Facility was $1 billion at closing of the AGMH Acquisition but is scheduled to amortize over time. As of September 30, 2012, the maximum commitment amount of the Strip Coverage Facility has amortized to $969 million. It may also be reduced in 2014 to $750 million, if AGM does not have a specified consolidated net worth at that time.

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

As of September 30, 2012 and December 31, 2011, no amounts were outstanding under this facility, nor have there been any borrowings during the life of this facility.

Limited Recourse Credit Facilities

AG Re Credit Facility

On July 31, 2007, AG Re entered into a limited recourse credit facility (“AG Re Credit Facility”) with a syndicate of banks which provides up to $200 million for the payment of losses in respect of the covered portfolio. The AG Re Credit Facility expires in June 2014. The facility can be utilized after AG Re has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $260 million or the average annual debt service of the covered portfolio multiplied by 4.5%. The obligation to repay loans under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral.

As of September 30, 2012 and December 31, 2011 no amounts were outstanding under this facility nor have there been any borrowings during the life of this facility.

Letters of Credit

AGC entered into a letter of credit agreement in December 2011 with Bank of New York Mellon totaling approximately $3 million in connection with a 2008 lease for office space, which space was subsequently sublet. As of September 30, 2012, $3 million was outstanding under this letter of credit.

Committed Capital Securities

On April 8, 2005, AGC entered into separate agreements (the “Put Agreements”) with four custodial trusts (each, a “Custodial Trust”) pursuant to which AGC may, at its option, cause each of the Custodial Trusts to purchase up to $50 million of perpetual preferred stock of AGC (the “AGC Preferred Stock”). The custodial trusts were created as a vehicle for providing capital support to AGC by allowing AGC to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put option. If the put options were exercised, AGC would receive $200 million in return for the issuance of its own perpetual preferred stock, the proceeds of which may be used for any purpose, including the payment of claims. The put options have not been exercised through the date of this filing. Initially, all of AGC CCS were issued to a special purpose pass-through trust (the “Pass-Through Trust”). The Pass-Through Trust was dissolved in April 2008 and the AGC CCS were distributed to the holders of the Pass-Through Trust’s securities. Neither the Pass-Through Trust nor the custodial trusts are consolidated in the Company’s financial statements.

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

In June 2003, $200 million of “AGM CPS Securities”, money market preferred trust securities, were issued by trusts created for the primary purpose of issuing the AGM CPS Securities, investing the proceeds in high-quality commercial paper and selling put options to AGM, allowing AGM to issue the trusts non-cumulative redeemable perpetual preferred stock (the “AGM Preferred Stock”) of AGM in exchange for cash. There are four trusts, each with an initial aggregate face amount of $50 million. These trusts hold auctions every 28 days, at which time investors submit bid orders to purchase AGM CPS Securities. If AGM were to exercise a put option, the applicable trust would transfer the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, to AGM in exchange for AGM Preferred Stock. AGM pays a floating put premium to the trusts, which represents the difference between the commercial paper yield and the winning auction rate (plus all fees and expenses of the trust). If an auction does not attract sufficient clearing bids, however, the auction rate is subject to a maximum rate of one-month LIBOR plus 200 basis points for the next succeeding distribution period. Beginning in August 2007, the AGM CPS Securities required the maximum rate for each of the relevant trusts. AGM continues to have the ability to exercise its put option and cause the related trusts to purchase AGM Preferred Stock. The trusts provide AGM access to new capital at its sole discretion through the exercise of the put options. The Company does not consider itself to be the primary beneficiary of the trusts. See Note 5 "Fair Value Measurement—Other Assets—Committed Capital Securities" for a fair value measurement discussion.

14.	Earnings Per Share

Computation of Earnings Per Share

	Third Quarter		Nine Months
	2012	2011	2012	2011
	(in millions, except per share amounts)
Basic earnings per share (“EPS”):
Net income (loss) attributable to AGL	$142	$761	$36	$857
Less: Distributed and undistributed income (loss) available to nonvested shareholders	—	1	1	1
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries	$142	$760	$35	$856
Basic shares	194.0	183.2	187.6	183.7
Basic EPS	$0.73	$4.15	$0.19	$4.66
Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries	$142	$760	$35	$856
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	—	—	—	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries	$142	$760	$35	$856
Basic shares	194.0	183.2	187.6	183.7
Effect of dilutive securities:
Options and restricted stock awards	0.7	0.8	0.7	0.9
Equity units	—	—	1.0	1.7
Diluted shares	194.7	184.0	189.3	186.3
Diluted EPS	$0.73	$4.13	$0.19	$4.60
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	3.9	13.3	11.9	6.7

15.	Shareholders' Equity

On November 14, 2011, the Company's Board of Directors approved a new share repurchase program, for up to 5.0 million common shares, to replace the prior program. Share repurchases will take place at management's discretion depending on market conditions. In Nine Months 2012, the Company paid $24 million to repurchase 2,066,759 common shares.

On August 4, 2010, the Company's Board of Directors approved a new share repurchase program for up to 2.0 million common shares. In August 2011, the Company paid $23 million to repurchase 2,000,000 common shares.

In August 2011, the Chief Executive Officer and the General Counsel of the Company elected to invest a portion of their accounts under the Company's supplemental employee retirement plan (“SERP”) in 138,375 units in the employer stock fund in the SERP. Each unit in the employer stock fund represents the right to receive one AGL common share upon a distribution from the SERP. The 138,375 units equals the number of AGL common shares which could have been purchased with the value of the account deemed invested in the employer stock fund as of the date of such election. The election to invest in the employer stock fund is irrevocable (i.e., any portion of a SERP account allocated to the employer stock fund and invested in units shall remain allocated to the employer stock fund until the participant receives a distribution from SERP). At the same time such investment elections were made, in August 2011, the Company purchased 138,375 AGL common shares and placed such shares in trust to be distributed to the Chief Executive Officer and the General Counsel upon a distribution from the SERP in settlement of their units invested in the employer stock fund. The Company recorded the purchase of such shares in “deferred equity compensation” in the consolidated balance sheet.

16.	Other Comprehensive Income

The following tables present the changes in the balances of each component of accumulated other comprehensive income.

Three Months Ended September 30, 2012

	Net Unrealized Gains (Losses) on Investments	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, June 30, 2012	$428	$(7)	$9	$430
Other comprehensive income (loss)	100	1	0	101
Balance, September 30, 2012	$528	$(6)	$9	$531

Three Months Ended September 30, 2011

	Net Unrealized Gains (Losses) on Investments	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, June 30, 2011	$202	$(6)	$10	$206
Other comprehensive income (loss)	124	(3)	0	121
Balance, September 30, 2011	$326	$(9)	$10	$327

Nine Months Ended September 30, 2012

	Net Unrealized Gains (Losses) on Investments	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2011	$367	$(8)	$9	$368
Other comprehensive income (loss)	161	2	0	163
Balance, September 30, 2012	$528	$(6)	$9	$531

Nine Months Ended September 30, 2011

	Net Unrealized Gains (Losses) on Investments	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2010	$110	$(8)	$10	$112
Other comprehensive income (loss)	216	(1)	0	215
Balance, September 30, 2011	$326	$(9)	$10	$327

17.	Subsidiary Information

The following tables present the condensed consolidating financial information for AGMH and AGUS (which are wholly-owned subsidiaries of AGL), which have issued publicly traded debt securities that are fully and unconditionally guaranteed by AGL as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011. The information for AGMH and AGUS presents its subsidiaries on the equity method of accounting.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2012
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$225	$32	$47	$10,916	$—	$11,220
Investment in subsidiaries	4,711	3,917	3,113	3,470	(15,211)	—
Premiums receivable, net of ceding commissions payable	—	—	—	1,073	(129)	944
Ceded unearned premium reserve	—	—	—	1,534	(984)	550
Deferred acquisition costs	—	—	—	207	(80)	127
Reinsurance recoverable on unpaid losses	—	—	—	214	(158)	56
Credit derivative assets	—	—	—	520	(70)	450
Deferred tax asset, net	—	22	(77)	799	(15)	729
Intercompany receivable	—	—	—	473	(473)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	2,693	—	2,693
Other	24	29	24	858	(141)	794
TOTAL ASSETS	$4,960	$4,000	$3,107	$22,757	$(17,261)	$17,563
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$6,285	$(953)	$5,332
Loss and LAE reserve	—	—	—	761	(167)	594
Long-term debt	—	347	421	72	—	840
Intercompany payable	—	173	—	300	(473)	—
Credit derivative liabilities	—	—	—	2,221	(70)	2,151
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	3,187	—	3,187
Other	8	10	21	726	(258)	507
TOTAL LIABILITIES	8	530	442	13,552	(1,921)	12,611
TOTAL SHAREHOLDERS’ EQUITY	4,952	3,470	2,665	9,205	(15,340)	4,952
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,960	$4,000	$3,107	$22,757	$(17,261)	$17,563

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2011
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$33	$99	$61	$11,121	$—	$11,314
Investment in subsidiaries	4,607	3,730	2,802	3,258	(14,397)	—
Premiums receivable, net of ceding commissions payable	—	—	—	1,150	(147)	1,003
Ceded unearned premium reserve	—	—	—	1,739	(1,030)	709
Deferred acquisition costs	—	—	—	223	(91)	132
Reinsurance recoverable on unpaid losses	—	—	—	212	(143)	69
Credit derivative assets	—	—	—	503	(34)	469
Deferred tax asset, net	—	22	(77)	867	(8)	804
Intercompany receivable	—	—	—	300	(300)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	2,819	—	2,819
Other	23	(71)	27	836	(109)	706
TOTAL ASSETS	$4,663	$3,780	$2,813	$23,028	$(16,259)	$18,025
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$6,950	$(987)	$5,963
Loss and LAE reserve	—	—	—	834	(155)	679
Long-term debt	—	519	415	104	—	1,038
Intercompany payable	—	—	—	300	(300)	—
Credit derivative liabilities	—	0	—	1,807	(34)	1,773
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	3,458	—	3,458
Other	11	3	16	675	(243)	462
TOTAL LIABILITIES	11	522	431	14,128	(1,719)	13,373
TOTAL SHAREHOLDERS’ EQUITY	4,652	3,258	2,382	8,900	(14,540)	4,652
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,663	$3,780	$2,813	$23,028	$(16,259)	$18,025

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$219	$3	$222
Net investment income	—	—	0	107	(5)	102
Net realized investment gains (losses)	—	—	—	2	—	2
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	2	—	2
Net unrealized gains (losses)	—	—	—	(38)	—	(38)
Net change in fair value of credit derivatives	—	—	—	(36)	—	(36)
Equity in earnings of subsidiaries	146	105	157	100	(508)	—
Other	—	—	—	53	(1)	52
TOTAL REVENUES	146	105	157	445	(511)	342
EXPENSES
Loss and LAE	—	—	—	90	—	90
Amortization of deferred acquisition costs	—	—	—	6	(2)	4
Interest expense	—	7	13	6	(5)	21
Other operating expenses	4	0	1	44	(1)	48
TOTAL EXPENSES	4	7	14	146	(8)	163
INCOME (LOSS) BEFORE INCOME TAXES	142	98	143	299	(503)	179
Total provision (benefit) for income taxes	—	(3)	(5)	42	3	37
NET INCOME (LOSS)	$142	$101	$148	$257	$(506)	$142

COMPREHENSIVE INCOME (LOSS)	$243	$175	$190	$432	$(797)	$243

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$208	$3	$211
Net investment income	—	—	0	99	(4)	95
Net realized investment gains (losses)	—	—	—	(11)	—	(11)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	0	—	0
Net unrealized gains (losses)	—	—	—	1,156	—	1,156
Net change in fair value of credit derivatives	—	—	—	1,156	—	1,156
Equity in earnings of subsidiaries	766	586	15	579	(1,946)	—
Other	—	—	—	(106)	—	(106)
TOTAL REVENUES	766	586	15	1,925	(1,947)	1,345
EXPENSES
Loss and LAE	—	—	—	219	(4)	215
Amortization of deferred acquisition costs	—	—	—	7	(3)	4
Interest expense	—	10	13	6	(4)	25
Other operating expenses	5	1	0	43	(3)	46
TOTAL EXPENSES	5	11	13	275	(14)	290
INCOME (LOSS) BEFORE INCOME TAXES	761	575	2	1,650	(1,933)	1,055
Total provision (benefit) for income taxes	—	(4)	(5)	296	7	294
NET INCOME (LOSS)	$761	$579	$7	$1,354	$(1,940)	$761

COMPREHENSIVE INCOME (LOSS)	$882	$664	$55	$1,560	$(2,279)	$882

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$625	$10	$635
Net investment income	0	—	1	313	(13)	301
Net realized investment gains (losses)	0	—	0	0	—	0
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	(78)	—	(78)
Net unrealized gains (losses)	—	—	—	(388)	—	(388)
Net change in fair value of credit derivatives	—	—	—	(466)	—	(466)
Equity in earnings of subsidiaries	52	112	319	94	(577)	—
Other	—	—	—	276	(2)	274
TOTAL REVENUES	52	112	320	842	(582)	744
EXPENSES
Loss and LAE	—	—	—	461	(2)	459
Amortization of deferred acquisition costs	—	—	—	24	(10)	14
Interest expense	—	27	40	17	(13)	71
Other operating expenses	16	1	1	149	(4)	163
TOTAL EXPENSES	16	28	41	651	(29)	707
INCOME (LOSS) BEFORE INCOME TAXES	36	84	279	191	(553)	37
Total provision (benefit) for income taxes	—	(10)	(14)	17	8	1
NET INCOME (LOSS)	$36	$94	$293	$174	$(561)	$36

COMPREHENSIVE INCOME (LOSS)	$199	$212	$364	$455	$(1,031)	$199

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$687	$8	$695
Net investment income	—	—	0	306	(11)	295
Net realized investment gains (losses)	—	—	—	(13)	—	(13)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	25	—	25
Net unrealized gains (losses)	—	—	—	830	—	830
Net change in fair value of credit derivatives	—	—	—	855	—	855
Equity in earnings of subsidiaries	876	715	352	695	(2,638)	—
Other	—	—	—	(90)	(2)	(92)
TOTAL REVENUES	876	715	352	2,440	(2,643)	1,740
EXPENSES
Loss and LAE	—	—	—	314	(1)	313
Amortization of deferred acquisition costs	—	—	—	28	(15)	13
Interest expense	—	30	40	15	(11)	74
Other operating expenses	19	1	1	147	(5)	163
TOTAL EXPENSES	19	31	41	504	(32)	563
INCOME (LOSS) BEFORE INCOME TAXES	857	684	311	1,936	(2,611)	1,177
Total provision (benefit) for income taxes	—	(11)	(14)	335	10	320
NET INCOME (LOSS)	$857	$695	$325	$1,601	$(2,621)	$857

COMPREHENSIVE INCOME (LOSS)	$1,072	$867	$426	$1,988	$(3,281)	$1,072

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$98	$23	$14	$(82)	$(276)	$(223)
Cash flows from investing activities
Fixed maturity securities:
Purchases	(160)	(1)	(11)	(1,150)	—	(1,322)
Sales	—	—	1	682	—	683
Maturities	1	—	3	754	—	758
Sales (purchases) of short-term investments, net	(34)	27	23	266	—	282
Net proceeds from financial guaranty variable entities’ assets	—	—	—	407	—	407
Acquisition of MIAC	—	(91)	—	—	—	(91)
Intercompany debt	—	—	—	(173)	173	—
Investment in subsidiary	—	—	50	—	(50)	—
Other	—	—	—	85	—	85
Net cash flows used in investing activities	(193)	(65)	66	871	123	802
Cash flows from financing activities
Issuance of common stock	173	—	—	—	—	173
Return of capital	—	—	—	(50)	50	—
Dividends paid	(51)	—	(80)	(196)	276	(51)
Repurchases of common stock	(24)	—	—	—	—	(24)
Share activity under option and incentive plans	(3)	—	—	—	—	(3)
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(553)	—	(553)
Payment of long-term debt	—	(173)	—	(31)	—	(204)
Intercompany debt	—	173	—	—	(173)	—
Net cash flows provided by (used in) financing activities	95	—	(80)	(830)	153	(662)
Effect of exchange rate changes	—	—	—	1	—	1
Increase (decrease) in cash	—	(42)	—	(40)	—	(82)
Cash at beginning of period	—	72	0	143	—	215
Cash at end of period	$—	$30	$0	$103	$—	$133

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$41	$13	$(20)	$641	$(74)	$601
Cash flows from investing activities
Fixed maturity securities:
Purchases	—	—	(3)	(1,785)	—	(1,788)
Sales	—	—	—	849	—	849
Maturities	—	—	1	502	—	503
Sales (purchases) of short-term investments, net	10	(24)	(3)	199	—	182
Net proceeds from financial guaranty variable entities’ assets	—	—	—	598	—	598
Investment in subsidiary	—	—	25	—	(25)	—
Other	—	—	—	14	—	14
Net cash flows used in investing activities	10	(24)	20	377	(25)	358
Cash flows from financing activities
Return of capital	—	—	—	(25)	25	—
Dividends paid	(25)	—	—	(74)	74	(25)
Repurchases of common stock	(23)	—	—	—	—	(23)
Share activity under option and incentive plans	(3)	—	—	—	—	(3)
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(830)	—	(830)
Payment of long-term debt	—	—	—	(17)	—	(17)
Net cash flows provided by (used in) financing activities	(51)	—	—	(946)	99	(898)
Effect of exchange rate changes	—	—	—	4	—	4
Increase (decrease) in cash	—	(11)	—	76	—	65
Cash at beginning of period	—	13	—	95	—	108
Cash at end of period	$0	$2	$—	$171	$—	$173

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

·                  more severe or frequent losses impacting the adequacy of Assured Guaranty’s expected loss estimates;

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

The foregoing review of important factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report. The Company undertakes no obligation to update publicly or review any forward looking statement, whether as a result of new information, future developments or otherwise, except as required by law. Investors are advised, however, to consult any further disclosures the Company makes on related subjects in the Company’s reports filed with the SEC.

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

Introduction

AGL provides, through its operating subsidiaries, credit protection products in the United States (“U.S.”) and international public finance (including infrastructure) and structured finance markets. The Company has applied its credit underwriting judgment, risk management skills and capital markets experience to offer insurance that protects holders of debt instruments and other monetary obligations from defaults in scheduled payments, including scheduled interest and principal payments. The Company markets its credit protection products directly to issuers and underwriters of public finance and structured finance securities as well as to investors in such obligations. The Company guarantees obligations issued in many countries, although its principal focus is on the U.S., Europe and Australia.

Financial guaranty contracts provide an unconditional and irrevocable guaranty that protects the holder of a financial obligation against non-payment of principal and interest when due. The Company has issued financial guaranty insurance policies on both public finance obligations and structured finance obligations. Public finance obligations insured by the Company consist primarily of general obligation bonds supported by the taxing powers of U.S. state or municipal governmental authorities, as well as tax-supported bonds, revenue bonds and other obligations supported by covenants from state or municipal governmental authorities or other municipal obligors to impose and collect fees and charges for public services or specific infrastructure projects. Public finance obligations include obligations backed by the cash flow from leases or other revenues from projects serving substantial public purposes, including government office buildings, toll roads, health care facilities and utilities. Structured finance obligations insured or assumed through reinsurance by the Company are backed by pools of assets such as residential mortgage loans, consumer or trade receivables, securities or other assets having an ascertainable cash flow or market value and generally issued by special purpose entities.

Debt obligations guaranteed by the Company’s insurance subsidiaries are generally awarded ratings that are the same rating as the financial strength rating of the insurance subsidiary that has guaranteed that obligation. Investors in products insured by Assured Guaranty Municipal Corp. (“AGM”) or Assured Guaranty Corp. (“AGC”) frequently rely on rating agency ratings. Therefore, low financial strength ratings or uncertainty over AGM’s or AGC’s abilities to maintain their financial strength ratings would have a negative impact on the demand for their insurance product.

A downgrade by Moody’s Investors Service, Inc. (“Moody’s”) or Standard and Poor’s Ratings Services (“S&P”) of the financial strength ratings of the Company’s insurance subsidiaries may have a negative impact on the Company’s liquidity. A downgrade may trigger (1) increased claims on some of the Company’s insurance policies, in certain cases, on a more accelerated basis than when the original transaction closed; or (2) termination payments or collateral posting under credit default swap (“CDS”) contracts. A downgrade in the financial strength ratings may also enable beneficiaries of the Company’s policies to cancel the credit protection offered by the Company and cease paying premium. A downgrade may also enable primary insurance companies that had ceded business to the Company to recapture a significant portion of its in-force financial guaranty reinsurance business. On March 20, 2012, Moody’s placed the ratings of AGL and of those subsidiaries that it rates, including the financial strength ratings of the insurance subsidiaries, on review for possible downgrade. On October 30, 2012, Moody's indicated that it anticipates resolving its review during the first half of November 2012. There can be no assurance as to the actions that Moody's may take on the Company's ratings.

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

Economic Environment

The Company continued to be the most active provider of financial guaranty insurance for the three months ended September 30, 2012 (“Third Quarter 2012”) and nine months ended September 30, 2012 ("Nine Months 2012") as a result of its financial strength and its ability to maintain financial strength ratings in the double-A ratings category throughout the financial crisis. All of the Company’s former financial guaranty competitors, except AGM, which the Company acquired in 2009, have had their financial strength ratings downgraded by rating agencies to below investment grade levels or are no longer rated, severely impacting their ability to underwrite new business. Only two other industry participants have investment grade financial strength ratings today, but they are not underwriting material new business. National Public Finance Guarantee Corporation has been involved in litigation challenging its separation from MBIA Insurance Corp. and appears not to have financial strength ratings adequate to issue new financial guaranty policies on public finance obligations. Build America Mutual Assurance Company is a new entrant to the industry that commenced operations during Third Quarter 2012. Business conditions have been difficult for the entire financial guaranty insurance industry since mid-2007, and the Company continues to face challenges in maintaining its market penetration today. The Company expects Build American Mutual will compete against the Company for smaller transactions. However, the presence of a new financial guaranty insurer may lead to higher overall insurance penetration of the U.S. municipal bond market.

The overall economic environment in the U.S. in Third Quarter 2012 was stronger than in the three months ended September 30, 2011 (“Third Quarter 2011”), and indicators such as lower delinquency rates and more stable housing prices point toward recovery in the housing market. However, unemployment rates remain too high for a robust general economic recovery to have taken hold.

Municipal credits have experienced budgetary stress since the recent credit crisis and the ensuing recession, compounded in many cases by significant unfunded pension and retiree health care liabilities. While revenues at the state level have been rebounding in general, many local governments have continued to face structural deficits as a result of the decline in property taxes. Although the vast majority of municipalities have been taking steps to address their fiscal challenges, a small number have sought bankruptcy protection. The Company is closely monitoring legal proceedings in municipal bankruptcy cases in various states as this is an area of law that has not been tested due to the relatively low frequency of such cases. The publicity surrounding high-profile defaults, especially those few where bond insurers are paying claims, provides evidence of the value of bond insurance and may therefore stimulate demand, especially at the retail level.

In 2012, new issuance volume in the U.S. public finance market increased as interest rates fell to historic lows. Such low rates tend to suppress demand for bond insurance as the potential savings for issuers are diminished and some investors prefer to forgo insurance in favor of greater yield.

In the international arena, troubled Eurozone countries are a source of stress in global equity and debt markets following the execution of the debt restructuring in Greece. Debt costs in Portugal, Spain and Italy remain elevated, and successful execution of structural reforms is necessary to avert further fiscal stress in those and other European Union ("EU") countries. Fiscal austerity programs initiated to address the problems have constrained economic growth and may cause recession. The rating agencies have downgraded many European sovereign credits within the past year. The Company’s exposure to troubled Eurozone countries is described in “—Results of Operations—Consolidated Results of Operations—Losses in the Insured Portfolio” and “—Insured Portfolio—Selected European Exposures.”

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

In 2012, the Company continues to be affected by a negative perception of financial guaranty insurers arising from the financial distress suffered by other companies in the industry during the financial crisis. S&P revised its criteria for rating financial guarantors in August 2011 and, in November 2011, assigned AGM and AGC financial strength ratings of AA- (Stable Outlook) under those criteria. AGM's and AGC’s financial strength ratings have been rated Aa3 (Negative Outlook) by Moody’s since December 2009. Furthermore, on March 20, 2012, Moody’s placed the ratings of AGL and of those subsidiaries that it rates, including the financial strength ratings of insurers AGM, AGC, Assured Guaranty Re Ltd. (“AG Re”) and Assured Guaranty (Europe) Ltd. (“AGE”), on review for possible downgrade. On October 30, 2012, Moody's indicated that it anticipates resolving its review during the first half of November 2012. There can be no assurance as to the actions that Moody's may take on the Company's ratings. Because the financial strength ratings of Assured Guaranty were under review for possible downgrade by Moody's throughout Second and Third Quarters 2012, the Company believes the demand for the Company's insurance product was negatively impacted.

The demand for the Company’s insurance has also been negatively affected by its credit spread, which is a reflection of the risk that investors perceive with the Company. The higher the Company's credit spread, the lower the benefit of the Company’s guaranty. If investors view the Company as being only marginally less risky, or perhaps even as risky, as the uninsured security, the coupon on a security insured by the Company may not be much lower, or may be the same as, an uninsured security offered by the same issuer. Accordingly, issuers may be unwilling to pay a premium for the Company to insure their securities if the insurance does not lower the costs of issuance. While AGC's and AGM's credit spreads were lower at September 30, 2012 compared with December 31, 2011, they remained high compared with their pre-2007 credit spreads.

Financial Performance of Assured Guaranty

Financial Results

	Third Quarter		Nine Months
	2012	2011	2012	2011
	(dollars in millions, except per share amounts)
Selected income statement data
Net earned premiums	$222	$211	$635	$695
Net investment income	102	95	301	295
Realized gains (losses) and other settlements on credit derivatives	2	0	(78)	25
Net unrealized gains (losses) on credit derivatives	(38)	1,156	(388)	830
Fair value gains (losses) on financial guaranty variable interest entities	38	(99)	174	(154)
Loss and loss adjustment expenses	90	215	459	313
Other operating expenses	48	46	163	163
Net income (loss)	142	761	36	857
Diluted earnings per share	$0.73	$4.13	$0.19	$4.60
Selected non-GAAP measures(1)
Operating income	$166	$38	$351	$429
Operating income per share	0.85	0.21	1.85	2.30
Present value of new business production (“PVP”)	35	51	141	155
____________________

(1)	Please refer to “—Non-GAAP Financial Measures.”

Net income (loss)

There are several primary drivers of volatility in reported net income or loss that are not necessarily indicative of credit impairment or improvement or ultimate economic gains or losses:  changes in credit spreads of underlying insured obligations and FG VIE assets and liabilities, changes in the Company's own credit spreads, and changes in risk-free rates used to discount expected losses.  Changes in credit spreads have the most significant effect on changes in fair value of credit derivatives and financial guaranty variable interest entities' ("FG VIEs") assets and liabilities.  In addition to these factors, changes in expected losses, the timing of refundings, accelerations and terminations of financial guaranty insurance contracts, realized gains and losses on the investment portfolio, including other-than-temporary impairments, the effects of large settlements or transactions, and the effects of the Company's various loss mitigation strategies, among other factors, may also have a significant effect on reported net income or loss in a given reporting period.  Third quarter 2012 net income declined to $142 million from $761 million in third quarter 2011 due primarily to the effects of changes in credit spreads on the fair value of credit derivatives, offset in part by a decline in loss expense, which was significantly higher in the prior year due mainly to the effects of declining discount rates in the third quarter of 2011.
                Net earned premiums have increased in Third Quarter 2012 compared with Third Quarter 2011 despite the scheduled decline in net par of the structured finance insured portfolio, due to higher than expected refundings, accelerations and terminations of insured transactions. Refundings are sensitive to movements in interest rates, and the current low interest rate environment has encouraged refinancings of debt obligations. The total acceleration of premiums related to these refundings and terminations was $73 million in Third Quarter 2012 compared to $27 million in Third Quarter 2011.
                Realized gains and other settlements on credit derivatives include both premiums and losses that have been received or paid, or are receivable or payable. Realized gains from credit derivative revenues have declined due to the lower inforce book of business as the Company no longer enters into new CDS in order to sell credit protection.  Third quarter 2012 credit derivative premiums were $33 million, offset by $31 million in losses paid or payable. In third quarter 2011, credit derivative premiums were $40 million, offset by $41 million in losses paid or payable.
                Loss and LAE includes a component related to changes in risk-free rates used to discount expected losses. Any increase or decrease in loss expense due to changes in risk free rates does not reflect additional credit impairment or improvement.  Loss and LAE in third quarter 2012 was lower than third quarter 2011 primarily due to the effect of declining interest rates in third quarter 2011, which comprised a significant portion of loss and LAE  in Third Quarter 2011. In Third Quarter 2012 risk-free rates were relatively flat.
                Operating income (non-GAAP)
                Non-GAAP operating income in Third Quarter 2012 was $166 million, an increase from operating income in Third Quarter 2011, due primarily to higher net earned premiums due to refundings, accelerations and terminations, lower loss expense, and a lower effective tax rate on operating income.
                PVP
                Due primarily to the low interest rate environment and ratings uncertainty, the Company's new business originations in the U.S. public finance sector decreased in Third Quarter 2012, compared with Third Quarter 2011.

Key Business Strategies

The Company has been focused on various strategies to create value: loss mitigation, including the pursuit of recoveries for breaches of representations and warranties (" R&W"), servicing improvements and the purchase of insured obligations; new business development and commutations, and other rating agency capital improvement strategies.

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

Assured Guaranty received a cash payment of $166 million from Deutsche Bank upon signing of the Deutsche Bank Agreement, a portion of which partially reimbursed Assured Guaranty for past losses on certain transactions. Assured Guaranty and Deutsche Bank also entered into loss sharing arrangements covering future RMBS related losses, which are described below. Under the Deutsche Bank Agreement, Deutsche Bank AG placed eligible assets in trust in order to collateralize the obligations of a reinsurance affiliate under the loss-sharing arrangements. The Deutsche Bank reinsurance affiliate may be required to post additional collateral in the future to satisfy rating agency requirements. As of September 30, 2012 the balance of the assets held in trust of $282 million was sufficient to fully collateralize Deutsche Bank's obligations, based on the Company's estimate of expected loss for the transactions covered under the agreement.

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

On April 14, 2011, Assured Guaranty reached a comprehensive agreement with Bank of America Corporation and its subsidiaries, including Countrywide Financial Corporation and its subsidiaries (collectively, “Bank of America”), regarding their liabilities with respect to 29 RMBS transactions insured by Assured Guaranty, including claims relating to reimbursement for breaches of R&W and historical loan servicing issues (“Bank of America Agreement”). Of the 29 RMBS transactions, eight are second lien transactions and 21 are first lien transactions. The Bank of America Agreement covers Bank of America-sponsored securitizations that AGM or AGC has insured, as well as certain other securitizations containing concentrations of Countrywide-originated loans that AGM or AGC has insured. The transactions covered by the Bank of America Agreement had a gross par outstanding of $3.7 billion ($3.4 billion net par outstanding) as of September 30, 2012.

During the three-months ended March 31, 2012 ("First Quarter 2012") Bank of America paid the final $57 million in respect of covered second lien transactions, bringing the total paid to $1.1 billion. In return for the $1.1 billion payment, the Company agreed to release its claims for the repurchase of mortgage loans underlying the eight second lien transactions (i.e. Assured Guaranty will retain the risk of future insured losses without further offset for R&W claims against Bank of America). In addition, Bank of America agreed to reimburse Assured Guaranty 80% of claims Assured Guaranty pays on the 21 first lien transactions, until aggregate collateral losses on such RMBS transactions reach $6.6 billion. As of September 30, 2012, cumulative collateral losses associated with these transactions were $2.9 billion. As of September 30, 2012, Bank of America had placed approximately $1.0 billion of eligible assets in trust in order to collateralize the reimbursement obligation relating to the first lien transactions. The amount of assets required to be posted may increase or decrease from time to time, as determined by rating agency requirements.

The Company believes the Bank of America Agreement and Deutsche Bank Agreement were significant steps in the effort to recover U.S. RMBS losses the Company experienced resulting from breaches of R&W. The Company is continuing to pursue other R&W providers for U.S. RMBS transactions it has insured and is in discussions with other R&W providers regarding potential agreements. It has also initiated litigation against R&W providers. See “Recovery Litigation” in Note 4 of the Financial Statements, Financial Guaranty Insurance Contracts, for a discussion of the litigation proceedings the Company has initiated against other R&W providers.

Through September 30, 2012 the Company has caused entities providing R&W to pay or agree to pay an aggregate of approximately $2.8 billion in respect of their R&W liabilities. Of this, $2.2 billion are payments made or to be made directly to the Company pursuant to agreements with R&W providers (e.g. the Bank of America Agreement and Deutsche Bank Agreement) and approximately $613 million are amounts paid (or committed to be paid) into the relevant RMBS transactions pursuant to the transaction documents.

The $2.2 billion of payments made or to be made directly to the Company by R&W providers under agreements with the Company includes $1.6 billion that has already been received by the Company as well as $616 million the Company projects receiving in the future pursuant to such currently existing agreements. Because most of that $616 million is projected to be received through loss-sharing arrangements, the exact amount the Company will receive will depend on actual losses experienced by the covered transactions. That $616 million (gross of reinsurance) is included in the Company's calculated credit for R&W recoveries, described below.

The $613 million paid, or committed to be paid, by R&W providers into the relevant RMBS transactions pursuant to the transaction documents flow through the transactions' priority of payments or “waterfalls.” Because the Company may insure only a portion of the capital structure of a transaction, such payments will not necessarily directly benefit the Company dollar-for-dollar, especially in first lien transactions. However, such payments do reduce collateral pool losses and usually reduce the Company's expected losses.

Purchase of Below Investment Grade Insured Obligations

In order to mitigate losses, the Company is continuing to purchase attractively priced below-investment-grade (“BIG”) obligations that it insured. These purchases resulted in a reduction to net expected loss to be paid of $590 million as of September 30, 2012. As of September 30, 2012, the fair value of assets purchased or obtained for loss mitigation purposes was $612 million, with a par of $1,850 million (including bonds related to FG VIEs).

RMBS Servicing Intervention

The Company has established a group to mitigate RMBS losses by influencing mortgage servicing, including, if possible, causing the transfer of servicing or establishing special servicing arrangements. “Special servicing” is an industry term referencing more intense servicing applied to delinquent loans aimed at mitigating losses. Special servicing arrangements provide incentives to a servicer to achieve better performance on the mortgage loans it services, provide Assured Guaranty with oversight and enhanced information rights and obligates the servicer to cooperate with Assured Guaranty, including to create and implement loss mitigation strategies. As a result of the Company’s efforts, at September 30, 2012, the servicing of approximately $1.1 billion of mortgage loans had been transferred to a new servicer and another $2.0 billion of mortgage loans were subject to special servicing arrangements. The Company also agreed to terminate its exposure to certain structured finance risks, and it reassumed risks that it had ceded to certain lower rated reinsurers.

New Business Development and Commutations

Management believes that the Company is able to provide value not only by insuring the timely payment of scheduled interest and principal amounts when due, but also through its underwriting, surveillance and loss mitigation capabilities. Few individual or even institutional investors have the analytic resources to cover the tens of thousands of municipal credits in the market. For those exposures that the Company guarantees, it undertakes the tasks of credit selection, analysis, negotiation of terms, surveillance and, if necessary, loss mitigation. Management believes this allows retail investors to participate more widely, institutional investors to operate more efficiently, and smaller, less well-known issuers to gain market access on a more cost-effective basis.

U.S. Municipal Market Data(1)

	Nine Months 2012		Year Ended December 31, 2011
	Par	Number of issues	Par	Number of issues
	(dollars in billions, except number of issues)
New municipal bonds issued	$275.1	9,448	$285.2	10,176
Insured by AGC and AGM(2)	9.9	898	15.2	1,228
____________________

(1)	Based on the date the transactions are sold.

(2)	Represents 99.9% market share of bonds issued with insurance.

Amounts in the table below represent Assured Guaranty's percentage of the market categories listed.

Assured Guaranty's Penetration Rates for the
U.S. Municipal Market

	Nine Months 2012	Nine Months 2011	Year Ended December 31, 2011
Market penetration par	3.6%	5.6%	5.3%
Market penetration based on number of issues	9.5	12.3	12.1
% of single A par sold	11.9	17.6	15.8
% of single A transactions sold	30.7	40.3	37.8
% of under $25 million par sold	12.2	15.1	14.7
% of under $25 million transactions sold	10.6	13.4	13.2

PVP represents the present value of estimated future earnings primarily on new financial guaranty contracts written in the period, before consideration of cessions to reinsurers. See “—Non-GAAP Measures—PVP or Present Value of New Business Production.”

New Business Production

	Third Quarter		Nine Months
	2012	2011	2012	2011
	(in millions)
PVP:
Public Finance—U.S.
Assumed from Radian	$—	$—	$22	$—
Primary Markets	23	34	94	97
Secondary Markets	7	6	13	22
Public Finance—non-U.S.
Primary Markets	—	—	1	—
Secondary Markets	—	—	—	—
Structured Finance—U.S.	5	11	11	29
Structured Finance—non-U.S.	—	—	—	7
Total PVP	$35	$51	$141	$155
Gross Par Written:
Public Finance—U.S.
Assumed from Radian	$—	$—	$1,797	$—
Primary Markets	2,507	4,078	9,906	9,256
Secondary Markets	500	264	817	953
Public Finance—non-U.S.
Primary Markets	—	—	35	—
Secondary Markets	—	—	—	—
Structured Finance—U.S.	182	266	220	1,091
Structured Finance—non-U.S.	—	—	—	—
Total gross par written	$3,189	$4,608	$12,775	$11,300

Despite continued record-low bond yields on new issuances and continued uncertainty over financial strength ratings of Assured Guaranty, which caused the decline in PVP and par written, the Company's penetration of its single-A target market was 26% of transactions sold and 10% of par for Third Quarter 2012. Pricing varies due to the mix of business; however, premium rates in Third Quarter 2012 were consistent by sector with rates in Third Quarter 2011. The volume of structured finance business varies significantly from period to period. The Company insured a U.S. commercial receivables securitization in Third Quarter 2012.

PVP for Nine Months 2012 includes $22 million in assumed public finance business from Radian Asset Assurance Inc. (“Radian”), representing the Company's first third party assumed reinsurance treaty written since 2009. On January 24, 2012, the Company announced a three-part agreement with Radian under which it reassumed $12.9 billion of par it had previously ceded to Radian, reinsured approximately $1.8 billion of U.S. public finance par and agreed to acquire Municipal and Infrastructure Assurance Corporation Ambac Assurance Corporation ("MIAC"), which is licensed to provide financial guaranty insurance and reinsurance in 38 U.S. jurisdictions including the District of Columbia. The purchase of MIAC was approved by the New York Department of Financial Services and closed in May 2012. In addition to the Radian reassumption, the Company also reassumed $6.2 billion in par from Tokio Marine & Nichido Fire Insurance Co., Ltd. (“Tokio”). The Company recognized $84 million in pre-tax commutation gains as a result of commutation transactions in Nine Months 2012 and $32 million in the nine-month period ended September 30, 2011 ("Nine Months 2011").

Other Rating Agency Capital Improvement Strategies

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

An understanding of the Company’s accounting policies for these items is of critical importance to understanding its consolidated financial statements. See Part II, Item 8. “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for a discussion of significant accounting policies and fair value methodologies. The Company adopted a new pronouncement on January 1, 2012, in accordance with GAAP, which specifies that costs related directly to the successful acquisition of new and renewal insurance contracts should be capitalized. See Note 4 of the Financial Statements, Financial Guaranty Insurance Contracts. There was a de minimis effect on net income and earnings per share for Third Quarter 2011 as a result of retrospective application of this guidance. The effect of retrospective application was a decrease to net income of $2 million and $0.01 per share for Nine Months 2011. The changes affected amortization of deferred acquisition costs, other operating expenses and taxes. The following discussion of the results of operations includes information regarding the estimates and assumptions used for these items and should be read in conjunction with the notes to the Company’s consolidated financial statements.

Consolidated Results of Operations

Consolidated Results of Operations

	Third Quarter		Nine Months
	2012	2011	2012	2011
	(in millions)
Revenues:
Net earned premiums	$222	$211	$635	$695
Net investment income	102	95	301	295
Net realized investment gains (losses)	2	(11)	0	(13)
Change in fair value of credit derivatives:
Realized gains (losses) and other settlements	2	0	(78)	25
Net unrealized gains	(38)	1,156	(388)	830
Net change in fair value of credit derivatives	(36)	1,156	(466)	855
Fair value gain (loss) on committed capital securities ("CCS")	(2)	2	(12)	3
Fair value gains (losses) on FG VIEs	38	(99)	174	(154)
Other income	16	(9)	112	59
Total revenues	342	1,345	744	1,740
Expenses:	—
Loss and LAE	90	215	459	313
Amortization of deferred acquisition costs	4	4	14	13
Interest expense	21	25	71	74
Other operating expenses	48	46	163	163
Total expenses	163	290	707	563
Income (loss) before provision for income taxes	179	1,055	37	1,177
Provision (benefit) for income taxes	37	294	1	320
Net income (loss)	$142	$761	$36	$857

Net Earned Premiums

Net earned premiums are recognized over the remaining contractual lives, or in the case of homogeneous pools of insured obligations, the expected remaining lives, of financial guaranty insurance contracts.

Net Earned Premiums

	Third Quarter		Nine Months
	2012	2011	2012	2011
	(in millions)
Financial guaranty:
Public finance
Scheduled net earned premiums and accretion	$83	$89	$252	$272
Refundings and accelerations(1)	73	27	178	77
Total public finance	156	116	430	349
Structured finance(2)	65	95	204	345
Total structured finance	65	95	204	345
Other	1	0	1	1
Total net earned premiums	$222	$211	$635	$695
____________________

(1)	Reflects the unscheduled refunding or early termination of underlying insured obligations.

(2)	Excludes $17 million and $20 million in Third Quarter 2012 and 2011, respectively, and $50 million and $57 million for Nine Months 2012 and 2011, respectively, related to consolidated FG VIEs.

Net earned premiums on public finance obligations increased in Third Quarter 2012 compared with Third Quarter 2011, due to an increase in refundings, accelerations and terminations, which was partially offset by a decline in scheduled net earned premiums. Nine Months 2012 net earned premiums decreased compared with Nine Months 2011 due primarily to the scheduled amortization of the structured finance insured portfolio, offset in part by an increase in refundings, accelerations and terminations. Refundings and accelerations are higher in 2012 compared with 2011 due to the low interest rate environment which encourages refinancings of debt obligations, and several large accelerations and terminations. At September 30, 2012, $4.9 billion of net deferred premium revenue remained to be earned over the life of the insurance contracts. Due to the scheduled amortization of deferred premium revenue, which includes acquisition accounting adjustments, scheduled net earned premiums are expected to decrease each year unless replaced by new business or the Company reassumes previously ceded business.

Net Investment Income

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets. Net investment income increased primarily due to higher income earned on loss mitigation bonds. Income earned on the general portfolio excluding loss mitigation bonds declined slightly due to lower reinvestment rates. The overall pre-tax book yield was 4.03% at September 30, 2012 and 3.85% at September 30, 2011, respectively. Excluding bonds purchased or obtained for loss mitigation purposes, pre-tax yield was 3.60% as of September 30, 2012 compared to 3.70% as of September 30, 2011. Net investment income reported in accordance with GAAP excludes $3 million for Third Quarter 2012, $4 million for Third Quarter 2011, $9 million for Nine Months 2012 and $5 million for Nine Months 2011 related to consolidated FG VIEs.

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses). OTTI included below was primarily attributable to mortgage-backed securities that were acquired for loss mitigation purposes and municipal and asset-backed securities where the Company has the intent to sell.

Net Realized Investment Gains (Losses)(1)

	Third Quarter		Nine Months
	2012	2011	2012	2011
	(in millions)
Realized investment gains (losses) on sales of investments	$6	$5	$11	$19
OTTI:
Intent to sell	—	(1)	—	(5)
Credit losses on securities	(4)	(15)	(11)	(27)
OTTl	(4)	(16)	(11)	(32)
Net realized investment gains (losses)	$2	$(11)	$0	$(13)
____________________

(1)
Net realized investment gains (losses) reported in accordance with GAAP exclude $7 million for Third Quarter 2011, $4 million for Nine Months 2012 and $7 million for Nine Months 2011 related to consolidated FG VIEs. The effect on Third Quarter 2012 was de minimis.

Other Income

Other income is comprised of recurring items such as foreign exchange remeasurement gains and losses, ancillary fees on financial guaranty policies such as commitment, consent and processing fees, and other revenue items on financial guaranty insurance and reinsurance contracts such as commutation gains on re-assumptions of previously ceded business.

Other Income

	Third Quarter		Nine Months
	2012	2011	2012	2011
	(in millions)
Foreign exchange gain (loss) on remeasurement of premium receivable and loss reserves	$6	$(22)	$21	$(3)
Commutation gains (losses)	1	—	84	32
R&W settlement benefit	—	12	—	22
Other	9	1	7	8
Total other income	$16	$(9)	$112	$59

Over the past several years, the Company has entered into several commutations in order to reassume previously ceded books of business from BIG financial guaranty companies and its other reinsurers. In Nine Months 2012, the Company reassumed certain previously ceded reinsurance contracts from Radian and Tokio in exchange for a cash payment to the Company of $190 million. These three transactions represented $19.1 billion in par and $108 million in related unearned premium reserve. The commutation gains related to these reassumptions were $84 million. In January and March of 2011, the Company commuted two previously ceded reinsurance contracts for a commutation gain of $24 million that resulted in an increase to par of $265 million and related unearned premium reserve of $2 million. In April 2011, the Company canceled an assumed reinsurance contract for $1.0 billion in par and $22 million in related unearned premium reserve. The commutation gain related to this cancellation was $8 million.

The R&W settlement benefit recorded in other income in Nine Months 2011 represented transactions where the Company had recovered more than its expected lifetime losses due to a negotiated agreement with the R&W provider. Such excess may not be recorded as an offset to loss and LAE under GAAP.

Other Operating Expenses and Amortization of Deferred Acquisition Costs

Other operating expenses and amortization of deferred acquisition costs were affected by the retrospective application of new accounting guidance which changed the type and amount of expenses that may be deferred and amortized. The effect of this new guidance in Third Quarter 2011 and Nine Months 2011 was an increase in operating expenses of $4 million and $16 million, respectively, and a decrease in amortization of deferred acquisition costs of $3 million and $11 million, respectively. The guidance was retrospectively applied and therefore prior period amounts presented herein have been revised from previously reported amounts. Other operating expenses were relatively consistent with Third Quarter 2011 and deferral rates were 6.5% in Third Quarter 2012 compared with 7.8% in Third Quarter 2011. Deferral rates were 6.3% in Nine Months 2012 and 7.4% in Nine Months 2011.

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

·                  For contracts that do not meet the financial guaranty scope exception in the derivative accounting guidance primarily due to the fact that the insured is not required to be exposed to the insured risk throughout the life of the contract, the Company records such credit derivative contracts at fair value on the consolidated balance sheet with changes in fair value recorded in the consolidated statement of operations. The Company’s credit derivatives included non-standard terms and are not actively traded as are credit derivatives in other financial services industries. As a result, management expects the fair value gains and losses to reverse to zero as the contract approaches maturity, except for economic claim payments. See “—Net Change in Fair Value of Credit Derivatives.” Expected claim payments are considered in the fair value of each contract and are an important measure for management to analyze the net economic loss on credit derivatives. The fair value recorded on the balance sheet represents a hypothetical exit price determined using significant Level 3 inputs in an internally developed model while the expected loss to be paid uses methodologies and assumptions consistent with financial guaranty insurance expected losses to be paid. See Note 5 of the Financial Statements, Fair Value Measurement.

·                  For financial guaranties issued on the liabilities of variable interest entities over which the Company is deemed to be the primary beneficiary due to its control rights, as defined in accounting literature, the Company consolidates the FG VIE. The Company's expected loss to be paid is reflected in the fair value of the FG VIEs liabilities. The Company carries the assets and liabilities of the FG VIEs at fair value under the fair value option election. Management assesses credit impairment on consolidated FG VIEs in the same manner as other financial guaranty insurance or credit derivative contracts. The fair value of FG VIEs recorded on the balance sheet reflects additional factors other than expected loss such as changes in market spreads and the Company’s own credit spreads. These contracts are not actively traded and therefore management expects the fair value gains and losses to reverse to zero as the contract approaches maturity, except for net economic claim payments made by AGC and AGM under the financial guaranty contracts. Expected loss to be paid for FG VIEs pursuant to AGC’s and AGM’s financial guaranty policies is calculated in a manner consistent with financial guaranty insurance contracts.

In order to effectively evaluate and manage the economics of the entire insured portfolio, management compiles and analyzes loss information for all policies on a consistent basis. That is, management monitors and assigns ratings and calculates expected losses in the same manner for all its exposures regardless of form or differing accounting models. Management also considers contract specific characteristics that affect the estimates of expected loss. The discussion of expected losses that follow below encompass expected losses on all policies in the insured portfolio, whatever the accounting treatment, while Note 4 of the Financial Statements, Financial Guaranty Insurance Contracts encompasses non-credit derivative policies.

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

Net Expected Loss to be Paid

	As of September 30, 2012
	Financial Guaranty Insurance(1)	FG VIEs	Total Financial Guaranty Insurance and FG VIEs(1)	Credit Derivatives(2)	Total
	(in millions)
US RMBS:
First lien:
Prime first lien	$4	$—	$4	$1	$5
Alt-A first lien	164	24	188	123	311
Option ARM	(92)	(25)	(117)	27	(90)
Subprime	118	47	165	74	239
Total first lien	194	46	240	225	465
Second Lien:
Closed-end second lien	(56)	35	(21)	(4)	(25)
Home equity lines of credit (“HELOCs”)	55	(162)	(107)	—	(107)
Total second lien	(1)	(127)	(128)	(4)	(132)
Total U.S. RMBS	193	(81)	112	221	333
Trust preferred securities ("TruPS")	9	—	9	44	53
Other structured finance	221	—	221	94	315
U.S. public finance	10	—	10	—	10
Non-U.S. public finance	46	—	46	—	46
Subtotal	$479	$(81)	$398	$359	757
Other					(4)
Total					$753

	As of December 31, 2011
	Financial Guaranty Insurance(1)	FG VIEs	Total Financial Guaranty Insurance and FG VIEs(1)	Credit Derivatives(2)	Total
	(in millions)
US RMBS:		—
First lien:		—
Prime first lien	$2	$—	$2	$—	$2
Alt-A first lien	130	5	135	160	295
Option ARM	128	25	153	57	210
Subprime	96	44	140	101	241
Total first lien	356	74	430	318	748
Second Lien:
Closed-end second lien	(58)	(22)	(80)	(6)	(86)
HELOCs	128	(159)	(31)	—	(31)
Total second lien	70	(181)	(111)	(6)	(117)
Total U.S. RMBS	426	(107)	319	312	631
TruPS	13	—	13	51	64
Other structured finance	240	—	240	102	342
U.S. public finance	16	—	16	—	16
Non-U.S. public finance	50	—	50	1	51
Subtotal	$745	$(107)	$638	$466	1,104
Other					2
Total					$1,106
___________________

(1)	Refer to Note 4 of the Financial Statements, Financial Guaranty Insurance Contracts, for additional information related to the accounting for financial guaranty insurance contracts.

(2)	Refer to Note 6 of the Financial Statements, Financial Guaranty Contracts Accounted for as Credit Derivatives, for additional information related to the accounting for credit derivative contracts.

 The following table presents a roll forward of the net expected loss to be paid for the three and nine months ended September 30, 2012 before and after consideration of R&W benefits. The amounts presented below do not represent amounts recorded as loss reserves in the consolidated financial statements because of the various accounting models required under GAAP, but instead represent the economic changes in loss estimates for the insured portfolio as a whole, which is how management analyzes the information. Expected losses to be paid are first calculated without consideration of the expected R&W benefit. Then, based on updated loss estimates, loan reviews, executed contractual agreements such as the Bank of America Agreement and the Deutsche Bank Agreement, and progress made on receiving commitments to put-back defective loans, the expected R&W benefit is updated, which reduces the net amount of expected loss to be paid. Amounts presented are net of cessions to third-party reinsurers.

Net Expected Loss to be Paid, Before Benefit for Recoveries of R&W
Roll Forward by Sector

	Net Expected Loss to be Paid as of June 30, 2012	Economic Loss Development(1)	(Paid) Recovered Losses	Net Expected Loss to be Paid as of September 30, 2012
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$8	$1	$—	$9
Alt-A first lien	708	14	(27)	695
Option ARM	714	(4)	(177)	533
Subprime	329	24	(10)	343
Total first lien	1,759	35	(214)	1,580
Second lien:
Closed-end second lien	108	6	(3)	111
HELOCs	58	(7)	(38)	13
Total second lien	166	(1)	(41)	124
Total U.S. RMBS	1,925	34	(255)	1,704
TruPS	50	5	(2)	53
Other structured finance	320	(3)	(2)	315
U.S. public finance	59	7	(56)	10
Non-U.S. public finance	302	33	(289)	46
Subtotal	2,656	76	(604)	2,128
Other	(4)	—	—	(4)
Total	$2,652	$76	$(604)	$2,124

Net Expected Loss to be Paid, Before Benefit for Recoveries of R&W
Roll Forward by Sector

	Net Expected Loss to be Paid as of December 31, 2011	Economic Loss Development(1)	(Paid) Recovered Losses	Net Expected Loss to be Paid as of September 30, 2012
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$5	$4	$—	$9
Alt-A first lien	702	71	(78)	695
Option ARM	935	67	(469)	533
Subprime	342	42	(41)	343
Total first lien	1,984	184	(588)	1,580
Second lien:
Closed-end second lien	138	—	(27)	111
HELOCs	159	15	(161)	13
Total second lien	297	15	(188)	124
Total U.S. RMBS	2,281	199	(776)	1,704
TruPS	64	(6)	(5)	53
Other structured finance	342	7	(34)	315
U.S. public finance	16	65	(71)	10
Non-U.S. public finance	51	215	(220)	46
Subtotal	2,754	480	(1,106)	2,128
Other	2	(6)	—	(4)
Total	$2,756	$474	$(1,106)	$2,124

Net Expected Loss to be Paid, Net of Benefit for Recoveries of R&W
Roll Forward by Sector

	Net Expected Loss to be Paid as of June 30, 2012	Economic Loss Development(1)	(Paid) Recovered Losses	Net Expected Loss to be Paid as of September 30, 2012
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$4	$1	$—	$5
Alt-A first lien	321	14	(24)	311
Option ARM	3	3	(96)	(90)
Subprime	236	13	(10)	239
Total first lien	564	31	(130)	465
Second lien:
Closed-end second lien	(29)	4	—	(25)
HELOCs	(64)	(13)	(30)	(107)
Total second lien	(93)	(9)	(30)	(132)
Total U.S. RMBS	471	22	(160)	333
TruPS	50	5	(2)	53
Other structured finance	320	(3)	(2)	315
U.S. public finance	59	7	(56)	10
Non-U.S. public finance	302	33	(289)	46
Subtotal	1,202	64	(509)	757
Other	(4)	—	—	(4)
Total	$1,198	$64	$(509)	$753

Net Expected Loss to be Paid, Net of Benefit for Recoveries of R&W
Roll Forward by Sector

	Net Expected Loss to be Paid as of December 31, 2011	Economic Loss Development(1)	(Paid) Recovered Losses	Net Expected Loss to be Paid as of September 30, 2012
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$2	$3	$—	$5
Alt-A first lien	295	27	(11)	311
Option ARM	210	12	(312)	(90)
Subprime	241	39	(41)	239
Total first lien	748	81	(364)	465
Second lien:
Closed-end second lien	(86)	—	61	(25)
HELOCs	(31)	9	(85)	(107)
Total second lien	(117)	9	(24)	(132)
Total U.S. RMBS	631	90	(388)	333
TruPS	64	(6)	(5)	53
Other structured finance	342	7	(34)	315
U.S. public finance	16	65	(71)	10
Non-U.S. public finance	51	215	(220)	46
Subtotal	1,104	371	(718)	757
Other	2	(6)	—	(4)
Total	$1,106	$365	$(718)	$753
________________

(1)
Economic loss development includes the effects of changes in assumptions based on observed market trends, changes in discount rates, accretion of discount and the economic effects of loss mitigation efforts.

Total economic loss development was $64 million ($41 million after tax) in Third Quarter 2012, which was primarily driven by the establishment of losses on Spanish exposures, higher expected LAE as the Company continues to pursue loss mitigation strategies, and modest development in RMBS exposures. The Company reflected a slightly higher probability of loss on certain Spanish sub-sovereign exposures as a result of including scenarios reflecting recent downgrades in Spain's sovereign and sub-sovereign ratings. As of September 30, 2012, no claims have been paid on any Spanish exposures.

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

Economic loss development in the U.S. RMBS sector was $22 million for Third Quarter 2012 and $90 million for Nine Months 2012. While the risk-free rates used to discount losses fluctuated throughout the year, on both a quarter to date and year to date basis, there was only a modest impact.

The Company's RMBS loss projection methodology assumes that the housing and mortgage markets will eventually improve. Each quarter the Company makes a judgment as to whether to change its assumptions used to make RMBS loss projections based on its observation during the quarter of the performance of its insured transactions (including early stage delinquencies, late stage delinquencies and, for first liens, loss severity) as well as the residential property market and economy in general, and, to the extent it observes changes, it makes a judgment as whether those changes are normal fluctuations or part of a trend. Based on such observations, the Company chose to use essentially the same methodology and scenarios to project RMBS loss as of September 30, 2012 as it used as of June 30, 2012. The methodology and scenarios used as of September 30, 2012 were also essentially the same as those it used as of December 31, 2011, except that as compared to December 31, 2011 (i) in its most optimistic scenario, it reduced by three months the period it assumed it would take the mortgage market to recover and (ii) in its most pessimistic scenario, it increased by three months the period it assumed it would take the mortgage market to recover. The methodology the Company uses to project RMBS losses and the scenarios it employs are described in more detail in Note 4 to the Financial Statements, Financial Guaranty Insurance Contracts.

The Company calculates a credit for future R&W recoveries where the R&W were provided by an entity the Company believes to be financially viable and where the Company already has access or believes it will attain access to the underlying mortgage loan files. Where the Company has an agreement or potential agreement (e.g., the Bank of America Agreement or the Deutsche Bank Agreement) with an R&W provider, that credit is based on the agreement or potential agreement. In second lien RMBS transactions where there is no agreement or advanced discussions, this credit is based on a percentage of actual repurchase rates achieved across those transactions where material repurchases have been made, while in first lien RMBS transactions, where there is no agreement or advanced discussions, this credit is estimated by reducing collateral losses projected by the Company to reflect a percentage of the recoveries the Company believes it will achieve, which factor is derived based on the number of breaches identified to date and incorporated scenarios based on the amounts the Company was able to negotiate under the Bank of America and Deutsche Bank Agreements. The first lien approach is different from the second lien approach because the Company’s first lien transactions have multiple tranches and a more complicated method is required to correctly allocate credit to each tranche. In each case, the credit is a function of the projected lifetime collateral losses in the collateral pool, so an increase in projected collateral losses increases the R&W credit calculated by the Company. Further detail regarding how the Company calculates these credits may be found under “Breaches of Representations and Warranties” in Note 4 of the Financial Statements, Financial Guaranty Insurance Contracts. The net expected losses to be paid include an R&W credit of $1,371 million net of reinsurance. As of September 30, 2012, $598 million of this amount is the projected benefit of existing agreements with Bank of America and Deutsche Bank. Economic loss development related to changes in the R&W benefit was an increase in the R&W benefit of $12 million for Third Quarter 2012. The increase in R&W benefit is primarily due to an increase in projected recoveries on the additional collateral losses estimated in Third Quarter 2012.

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

Non-RMBS Losses

Economic loss development in non-U.S. RMBS sectors was $42 million in Third Quarter 2012 and $275 million in Nine Months 2012, primarily attributable to public finance transactions as discussed below.
At June 30, 2012, the Company had €314 million (€218 million on a net basis) of exposure to the sovereign debt of Greece. The Company accelerated claims under its financial guaranties during the quarter, paying off in full its liabilities with respect to the Greek sovereign bonds it guaranteed. Economic loss development related to these exposures was $177 million for Nine Months 2012. As of September 30, 2012, the Company had paid $289 million in net claims and no longer had any direct financial guaranty exposure to Greece.

The Company insures and reinsures credits with sub-sovereign exposure to various Spanish regions where a Spanish sovereign default causes the regions also to default. The Company's gross exposure to these credits is €456 million and its exposure net of reinsurance is €332 million. During Third Quarter 2012, the Company downgraded these exposures to the BB category due to concerns that these regions would not pay under their contractual obligations. As a result the Company increased its net expected loss to $34 million, which represents a $31 million increase from last quarter.

U.S. municipalities and related entities have been under increasing pressure over the last few quarters, and a few have filed for protection under the U.S. Bankruptcy Code, entered into state processes designed to help municipalities in fiscal distress or otherwise indicated they may consider not meeting their obligations to make timely payments on their debts. The Company expects that bondholder rights will be enforced. However, due to the early stage of these developments, and the circumstances surrounding each instance, the ultimate outcome cannot be certain. The Company will continue to analyze developments in each of these matters closely. The municipalities whose obligations the Company has insured that have filed for protection under Chapter 9 of the U.S Bankruptcy Code are: Jefferson County, Alabama and Stockton, California. The City Council of Harrisburg, Pennsylvania had also filed a purported bankruptcy petition, which was later dismissed by the bankruptcy court; a receiver for the City of Harrisburg was appointed by the Commonwealth Court of Pennsylvania on December 2, 2011.

The Company has net exposure to Jefferson County, Alabama of $708 million as of September 30, 2012. On November 9, 2011, Jefferson County filed for bankruptcy under Chapter 9 of the U.S. Bankruptcy Code. Most of the Company's net Jefferson County exposure relates to $479 million in sewer revenue exposure, of which $206 million is direct and $273 million is assumed reinsurance exposure. The sewer revenue warrants are secured by a pledge of the net revenues of the sewer system. The bankruptcy court has affirmed that the net revenues constitute a “special revenue” under Chapter 9. Therefore, the lien on net revenues of the sewer system survives the bankruptcy filing and such net revenues are not subject to the automatic stay during the pendency of Jefferson County's bankruptcy case. BNY Mellon, as trustee, had brought a lawsuit regarding the amount of net revenues to which it is entitled. Since its bankruptcy filing, Jefferson County had been withholding estimated bankruptcy-related legal expenses and an amount representing a monthly reserve for future expenditures and depreciation and amortization from the monthly payments it had been making to the trustee from sewer revenues for debt service. On June 29, 2012 the Bankruptcy Court ruled that “Operating Expenses” as determined under the bond indenture do not include (1) a reserve for depreciation, amortization, or future expenditures, or (2) an estimate for professional fees and expenses, such that, after payment of Operating Expenses (as defined in the indenture), monies remaining in the Revenue Account created under the bond indenture must be distributed in accordance with the waterfall set forth in the indenture without withholding any monies for depreciation, amortization, reserves, or estimated expenditures that are the subject of this litigation. Whether sufficient net revenues will be available for the payment of regularly scheduled debt service ultimately depends on the bankruptcy court's valuation of the sewer revenue stream. The Company also has assumed exposure of $32 million to warrants that are payable from Jefferson County's general fund on a "subject to appropriation" basis. During the past quarter Jefferson County chose not to make payment under its General Obligation bonds, so the Company has established a projected loss for these warrants as well. The Company's remaining net exposure of $197 million to Jefferson County relates to obligations that are secured by, or payable from, certain taxes that may have the benefit of a statutory lien or a lien on “special revenues” or other collateral.
On June 28, 2012, the City of Stockton, California filed for bankruptcy under Chapter 9 of the U.S. Bankruptcy Code. The Company's net exposure to Stockton's general fund is $160 million, consisting of pension obligation and lease revenue bonds. As of September 30, 2012, the Company had paid $8 million in net claims.
The Company has $156 million of net par exposure to The City of Harrisburg, Pennsylvania, of which $95 million is BIG. The Company has paid $10 million in net claims as of September 30, 2012, and expects a full recovery.
The Company has $336 million of net par exposure to the Louisville Arena Authority. The bond proceeds were used to construct the KFC Yum Center, home to the University of Louisville men's and women's basketball teams. Actual revenues available for debt service are well below original projections, and under the Company's internal rating scale, the transaction is below investment grade.
The Company has $26 million remaining in net par exposure to bonds secured by the excess free cash flow of the Foxwoods Casino, run by the Mashantucket Pequot Tribe. The Company had paid $86 million in net claims as of September 30, 2012, and expects full recovery of such amount.
The Company projects that its total expected net loss from troubled U.S. public finance credits will be $10 million as of September 30, 2012, down from $59 million as of June 30, 2012. This decrease was due primarily to the increase in expected recoveries to reflect losses paid in Third Quarter 2012 on Foxwoods Casino.
Other Notable Transactions

The Company has insured $2.4 billion of net par in XXX life insurance reserve securitizations based on discrete blocks of individual life insurance business of which $923 million is rated BIG. Based on its analysis of the information currently available, including estimates of future investment performance, and projected credit impairments on the invested assets and performance of the blocks of life insurance business at September 30, 2012, the Company's projected net expected loss to be paid is $138 million.
The Company has insured or reinsured $3.2 billion net par of student loan securitizations, of which $1.9 billion was issued by private issuers and classified as asset-backed and $1.3 billion was issued by public authorities and classified as public finance. Of these amounts, $150 million and $447 million, respectively, are rated BIG. The Company is projecting approximately $56 million of net expected loss to be paid in these portfolios. In general, the losses are due to: (i) the poor credit performance of private student loan collateral and high loss severities; (ii) high interest rates on auction rate securities with respect to which the auctions have failed or (iii) lower risk-free rates used for discounting, which result in higher present value losses on transactions where losses are payable at final maturity. The largest of these losses was approximately $25 million and related to a transaction backed by a pool of private student loans ceded to AG Re by another monoline insurer. The guaranteed bonds were issued as auction rate securities that now bear a high rate of interest due to the downgrade of the primary insurer’s financial strength rating. Further, the underlying loan collateral has performed below expectations. The overall decrease of approximately $7 million in net expected loss during Third Quarter 2012 is primarily due to developments in loss mitigation efforts and the increase in risk-free rates used to discount losses.

The Company projects losses for TruPS CDOs by projecting the performance of the asset pools across several scenarios (which it weights) and applying the CDO structures to the resulting cash flows. At September 30, 2012, the Company has projected expected losses to be paid for TruPS CDOs of $53 million. The increase of approximately $5 million in net expected loss development during Third Quarter 2012 was driven primarily by changes in London Interbank Offered Rate ("LIBOR").

The Company insures or reinsures a total of $306 million net par of securities backed by manufactured housing loans,

with $210 million rated as BIG. The Company has expected loss to be paid of $31 million as of September 30, 2012 compared to $26 million as of June 30, 2012.

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

 Loss and LAE for Transactions Accounted for as Financial Guaranty Insurance

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

Comparison of Loss Measures

	Third Quarter 2012			Third Quarter 2011
	Loss and LAE Reported(1)	Loss Expense Non-GAAP Operating Basis(2)	Economic Loss Development	Loss and LAE Reported(1)	Loss Expense Non-GAAP Operating Basis(2)	Economic Loss Development
	(in millions)
U.S. RMBS	$47	$62	$22	$136	$145	$76
TruPS	2	—	5	7	24	16
Other structured finance	1	(2)	(3)	77	90	88
U.S. public finance	2	2	7	(5)	(5)	6
Non-U.S. public finance	38	38	33	—	—	1
Subtotal	90	100	64	215	254	187
Other	—	—	—	—	—	—
Total	$90	$100	$64	$215	$254	$187

	Nine Months 2012			Nine Months 2011
	Loss and LAE Reported(1)	Loss Expense Non-GAAP Operating Basis(2)	Economic Loss Development	Loss and LAE Reported(1)	Loss Expense Non-GAAP Operating Basis(2)	Economic Loss Development
	(in millions)
U.S. RMBS	$187	$210	$90	$215	$291	$(16)
TruPS	(4)	(37)	(6)	11	21	13
Other structured finance	2	23	7	104	116	105
U.S. public finance	47	47	65	(18)	(18)	(7)
Non-U.S. public finance	233	232	215	1	1	—
Subtotal	465	475	371	313	411	95
Other	(6)	(6)	(6)	—	—	—
Total	$459	$469	$365	$313	$411	$95
 ____________________

(1)	Represents amounts reported on the consolidated statements of operations in accordance with GAAP, which include only those policies that are accounted for as financial guaranty insurance.

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

Financial Guaranty Insurance Net Expected Loss to be Expensed
As of September 30, 2012

	Net Expected Loss to be Expensed
	In GAAP Reported Income	In Non-GAAP Operating Income
	(in millions)
2012 (October 1 — December 31)	$25	$30
Subtotal 2012	25	30
2013	75	110
2014	49	71
2015	38	53
2016	35	47
2017-2021	124	163
2022-2026	66	81
2027-2031	34	57
After 2031	30	59
Total expected PV of net expected loss to be expensed	476	671
Discount	235	311
Total future value	$711	$982

The table below provides a reconciliation of the Company’s expected loss to be paid to expected loss to be expensed. See Note 4 of the Financial Statements, Financial Guaranty Insurance Contracts.

Financial Guaranty Insurance
Reconciliation of Present Value ("PV") of Net Expected Loss to be Paid
and Present Value of Net Expected Loss to be Expensed

	As of September 30, 2012
	GAAP Reported Basis(4)	Non-GAAP Operating Income Basis
	(in millions)
Net expected loss to be paid	$479	$398
Contra-paid, net	126	263
Other recoveries(1)	30	30
Salvage and subrogation recoverable, net(2)	377	581
Loss and LAE reserve, net(3)	(536)	(601)
Net expected loss to be expensed	$476	$671
 ____________________

(1)	Recorded in other assets on the consolidated balance sheet.

(2)	Represents salvage and subrogation recoverable, net of reinsurance, excluding $6 million related to a legacy life reinsurance transaction as of September 30, 2012.

(3)	Represents loss and LAE reserves, net of reinsurance recoverable on unpaid losses, excluding $2 million in reserves for other runoff lines of business as of September 30, 2012.

(4)	The difference between GAAP reported basis and non-GAAP operating income basis relates to FG VIEs.

Net Change in Fair Value of Credit Derivatives

Financial guaranty contracts accounted for as credit derivatives are generally structured such that the circumstances giving rise to the Company’s obligation to make loss payments are similar to those for financial guaranty insurance contracts and only occurs upon one or more defined credit events such as failure to pay or bankruptcy, in each case, as defined within the transaction documents, with respect to one or more third-party referenced securities or loans. Financial guaranty contracts accounted for as credit derivatives are primarily comprised of CDS. In general, the Company structures credit derivative transactions such that the circumstances giving rise to the Company’s obligation to make loss payments are similar to those for financial guaranty insurance contracts but are governed by International Swaps and Derivatives Association, Inc. ("ISDA") documentation. Until the Company ceased selling credit protection through credit derivative contracts in the beginning of 2009, following the issuance of regulatory guidelines that limited the terms under which the credit protection could be sold, management considered these agreements to be a normal part of its financial guaranty business.

These contracts qualify as derivatives under U.S. GAAP, and are reported at fair value, with changes in fair value included in earnings. Fair value is defined as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties. The fair value gain or loss is based on estimated market pricing and may not be an indication of ultimate claims. Changes in the fair value of credit derivatives occur primarily because of changes in interest rates, credit spreads, notional amounts, credit ratings of the referenced entities, expected terms, realized gains (losses) and other settlements, and the issuing company's own credit rating, credit spreads and other market factors. Except for net estimated credit impairments (i.e., net expected payments), the unrealized gains and losses on credit derivatives are expected to reduce to zero as the exposure approaches its maturity date. With considerable volatility continuing in the market, unrealized gains (losses) on credit derivatives may fluctuate significantly in future periods. Expected losses to be paid in respect of contracts accounted for as credit derivatives are included in the discussion above: “—Losses in the insured portfolio.” See also “—Liquidity and Capital Resources—Liquidity Requirements and Sources.”

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

The fair value of the Company's credit derivative contracts represents the difference between the present value of remaining net premiums the Company expects to receive or pay for the credit protection under the contract and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge or pay the Company for the same protection. The fair value of the Company's credit derivatives depends on a number of factors including notional amount of the contract, expected term, credit spreads, interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows.

Contractual cash flows are based on the CDS contractual terms and are the most readily observable inputs. These cash flows include:

·      net premiums received and receivable on written credit derivative contracts,

·      net premiums paid and payable on purchased contracts,

·      losses paid and payable to credit derivative contract counterparties and

·      losses recovered and recoverable on purchased contracts.

These models are primarily developed internally based on market conventions for similar transactions that the Company observed in the past. There has been very limited new issuance activity in this market over the past three years and as of September 30, 2012, market prices for the Company’s credit derivative contracts were generally not available. Inputs to the estimate of fair value include various market indices, credit spreads, the Company’s own credit spread, and estimated contractual payments.

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

Net Change in Fair Value of Credit Derivatives Gain (Loss)

	Third Quarter		Nine Months
	2012	2011	2012	2011
	(in millions)
Net credit derivative premiums received and receivable	$33	$40	$96	$148
Net ceding commissions (paid and payable) received and receivable	0	1	0	3
Realized gains on credit derivatives	33	41	96	151
Terminations	—	—	(1)	(23)
Net credit derivative losses (paid and payable) recovered and recoverable	(31)	(41)	(173)	(103)
Total realized gains (losses) and other settlements on credit derivatives	2	0	(78)	25
Net unrealized gains (losses) on credit derivatives	(38)	1,156	(388)	830
Net change in fair value of credit derivatives	$(36)	$1,156	$(466)	$855

Net credit derivative premiums have declined in Third Quarter 2012 compared with Third Quarter 2011 due primarily to the decline in the net par outstanding to $74.7 billion at September 30, 2012 from $90.7 billion at September 30, 2011. In Third Quarter 2012 and Nine Months 2012, CDS contracts totaling $0.3 billion and $1.1 billion in net par were terminated. In Third Quarter 2011 and Nine Months 2011, CDS contracts totaling $1.8 billion and $9.5 billion in net par were terminated. Many of these contracts had carried high rating agency capital charges prior to termination. Because the Company no longer anticipates writing new business using a CDS form of execution, premiums are expected to decline in the foreseeable future.

Net Change in Unrealized Gains (Losses) on Credit Derivatives By Sector

	Third Quarter		Nine Months
Asset Type	2012	2011	2012	2011
	(in millions)
Pooled corporate obligations:
Collateralize loan obligations/Collateralized bond obligations	$(2)	$13	$5	$11
Synthetic investment grade pooled corporate	10	1	19	11
Synthetic high yield pooled corporate	9	(2)	20	(1)
TruPS CDOs	15	82	18	46
Market value CDOs of corporate obligations	—	6	—	0
Total pooled corporate obligations	32	100	62	67
U.S. RMBS:
Alt-A option ARMs and Alt-A first lien	(63)	781	(406)	541
Subprime first lien	(24)	109	(11)	18
Prime first lien	9	102	(42)	90
Closed end second lien and HELOCs	—	8	2	9
Total U.S. RMBS	(78)	1,000	(457)	658
Commercial mortgage-backed securities (“CMBS”)	—	0	—	10
Other(1)	8	56	7	95
Total	$(38)	$1,156	$(388)	$830
____________________

(1)	“Other” includes all other U.S. and international asset classes, such as commercial receivables, international infrastructure, international RMBS securities, and pooled infrastructure securities.

In Third Quarter 2012, U.S. RMBS unrealized fair value losses were generated primarily in the Alt-A, Option ARM and subprime RMBS sectors due to wider implied net spreads. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC's name as the market cost of AGC's credit protection decreased. These transactions were pricing above their floor levels (or the minimum rate at which the Company would consider assuming these risks based on historical experience); therefore when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC decreased, the implied spreads that the Company would expect to receive on these transactions increased. The cost of AGM's credit protection also decreased during the quarter, but did not lead to significant fair value losses, as the majority of AGM policies continue to price at floor levels.

During Nine Months 2012, the cost to buy protection on AGC's name declined. This led to U.S. RMBS unrealized fair value losses which were generated primarily in the prime first lien, Alt-A and Option ARM RMBS sectors due to wider implied net spreads. These transactions were pricing above their floor levels; therefore when the cost of purchasing CDS protection on AGC decreased, the implied spreads that the Company would expect to receive on these transactions increased. The cost of AGM's credit protection also decreased during Nine Months 2012, but did not lead to significant fair value losses, as the majority of AGM policies continue to price at floor levels.

In Third Quarter 2011, U.S. RMBS change in unrealized fair value were gains generated primarily in the prime first lien, Alt-A, Option ARM and subprime RMBS sectors due to tighter implied net spreads. The tighter implied net spreads were primarily the result of the increased cost to buy protection in AGC's name as the market cost of AGC's credit protection increased significantly. These transactions were pricing above their floor levels; therefore when the cost of purchasing CDS protection on AGC increased, the implied spreads that the Company would expect to receive on these transactions decreased. The cost of AGM's credit protection also increased during the quarter, but did not lead to significant fair value gains, as the majority of AGM policies continue to price at floor levels. Given the current market conditions and the Company's own credit spreads, the majority of our CDS contracts are fair valued using this minimum premium.

The unrealized fair value gains for Nine Months 2011 were primarily driven by tighter implied net spreads in the Alt-A first lien and Option ARMs, and Subprime RMBS sectors. The tighter implied net spreads were a result of the increased cost to buy protection in AGC's name as the market cost of AGC's credit protection increased significantly during the period. As discussed above, these transactions were pricing above their floor levels which decreased the implied spreads that the Company would expect to receive on these transactions. The unrealized gains for Nine Months 2011 in the Option ARM and Alt-A first lien sectors also include an increase in R&W benefits on several credit derivative transactions within these sectors, as a result of a settlement with a CDS counterparty. The cost of AGM's credit protection also increased during Nine Months 2011, but did not lead to significant fair value gains, as the majority of AGM policies continue to price at floor levels.

Five-Year CDS Spread on AGC and AGM

	As of September 30, 2012	As of June 30, 2012	As of December 31, 2011
Quoted price of CDS contract (in basis points):
AGC	780	904	1,140
AGM	638	652	778

Effect of the Company’s Credit Spread Change on
Unrealized Gains (Losses) on Credit Derivatives

	Third Quarter		Nine Months
	2012	2011	2012	2011
	(in millions)
Change in unrealized gains (losses) of credit derivatives:
Before considering implication of the Company’s credit spreads	$791	$(542)	$649	$(439)
Resulting from change in the Company’s credit spreads	(829)	1,698	(1,037)	1,269
After considering implication of the Company’s credit spreads	$(38)	$1,156	$(388)	$830

Components of Credit Derivative Assets (Liabilities)

	As of September 30, 2012	As of December 31, 2011
	(in millions)
Credit derivative assets	$450	$469
Credit derivative liabilities	(2,151)	(1,773)
Net fair value of credit derivatives	$(1,701)	$(1,304)

Management believes that the trading level of AGC’s and AGM’s credit spreads are due to the correlation between AGC’s and AGM’s risk profile and the current risk profile of the broader financial markets and to increased demand for credit protection against AGC and AGM as the result of its financial guaranty volume, as well as the overall lack of liquidity in the CDS market. Offsetting the benefit attributable to AGC’s and AGM’s credit spread were higher credit spreads in the fixed income security markets. The higher credit spreads in the fixed income security market are due to the lack of liquidity in the high-yield collateralized debt obligation ("CDO"), Trust-Preferred CDO, and collateralized loan obligation ("CLO") markets as well as continuing market concerns over the most recent vintages of subprime RMBS.

Historically, the price of CDS traded on AGC and AGM moves directionally the same as general market spreads. An overall narrowing of spreads generally results in an unrealized gain on credit derivatives for the Company, and an overall widening of spreads generally results in an unrealized loss for the Company. In certain circumstances, due to the fact that spread movements are not perfectly correlated, the narrowing or widening of the price of CDS traded on AGC and AGM can have a more significant financial statement impact than the changes in underlying collateral prices. The following table summarizes the estimated change in fair values on the net balance of the Company’s CDS positions assuming immediate parallel shifts in credit spreads on AGC and AGM and on the risks that they both assume.

	As of September 30, 2012		As of December 31, 2011
Credit Spreads(1)	Estimated Net Fair Value (Pre-tax)	Estimated Change in Gain/(Loss) (Pre-tax)	Estimated Net Fair Value (Pre-tax)	Estimated Change in Gain/(Loss) (Pre-tax)
	(in millions)
100% widening in spreads	$(3,506)	$(1,805)	$(2,740)	$(1,436)
50% widening in spreads	(2,603)	(902)	(2,024)	(720)
25% widening in spreads	(2,152)	(451)	(1,666)	(362)
10% widening in spreads	(1,881)	(180)	(1,451)	(147)
Base Scenario	(1,701)	—	(1,304)	—
10% narrowing in spreads	(1,553)	148	(1,189)	115
25% narrowing in spreads	(1,337)	364	(1,018)	286
50% narrowing in spreads	(982)	719	(741)	563
____________________

(1)	Includes the effects of spreads on both the underlying asset classes and the Company’s own credit spread.

Provision for Income Tax

Deferred income tax assets and liabilities are established for the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Such temporary differences relate principally to unrealized gains and losses on investments and credit derivatives, FG VIE fair value adjustments, loss and LAE reserve, unearned premium reserve and tax attributes for net operating losses, alternative minimum tax (“AMT”) credits and foreign tax credits. As of September 30, 2012 and December 31, 2011, the Company had a net deferred income tax asset of $729 million and $804 million, respectively. As of September 30, 2012, the Company has foreign tax credits carried forward of $30 million which expire in 2018 through 2021. As of September 30, 2012, the Company has AMT credits of $32 million which do not expire. Foreign tax credits of $22 million are from its acquisition of Assured Guaranty Municipal Holdings Inc. (“AGMH”) on July 1, 2009 (“AGMH Acquisition”). The Internal Revenue Code limits the amounts of foreign tax credits and AMT credits the Company may utilize each year.

Provision for Income Taxes and Effective Tax Rates

	Third Quarter		Nine Months
	2012	2011	2012	2011
	(in millions)
Total provision (benefit) for income taxes	$37	$294	$1	$320
Effective tax rate	20.6%	27.9%	3.7%	27.2%

The Company’s effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, United Kingdom (“U.K.”) subsidiaries taxed at the U.K. blended marginal corporate tax rate of 24.5% unless subject to U.S. tax by election or as a U.S. controlled foreign corporation, and no taxes for the Company’s Bermuda holding company and subsidiaries unless subject to U.S tax by election or as a U.S. controlled foreign corporation. For periods subsequent to April 1, 2012, the U.K. corporation tax rate has been reduced to 24%, for the periods April 1, 2011 to April 1, 2012, the U.K. corporation tax rate was 26% resulting in a blended tax rate of 24.5% in 2012 and prior to April 1, 2011, the U.K. corporation rate was 28% resulting in a blended tax rate of 26.5% in 2011. Accordingly, the Company’s overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions. Third Quarter 2012 and Third Quarter 2011 had disproportionate income and losses across jurisdictions, offset by tax-exempt interest, and are the primary reasons for the 20.6% and 27.9% effective tax rates, respectively. Nine Months 2012 and Nine Months 2011 had disproportionate losses and income across jurisdictions, offset by tax-exempt interest, and are the primary reasons for the 3.7% and 27.2% effective tax rates, respectively.

Financial Guaranty Variable Interest Entities

Pursuant to GAAP, the Company evaluated its power to direct the significant activities that most significantly impact the economic performance of VIEs that have debt obligations insured by the Company and, accordingly, where the Company is obligated to absorb VIE losses that could potentially be significant to the VIE. As of September 30, 2012. the Company determined that, based on the assessment of its control rights over servicer or collateral manager replacement, given that servicing/managing collateral were deemed to be the VIEs’ most significant activities, 34 VIEs required consolidation, compared to 33 FG VIEs consolidated at December 31, 2011. The following table presents the effects on reported GAAP income resulting from consolidating these FG VIEs and eliminating their related insurance and investment accounting entries and, in total, represents a difference between GAAP reported net income and non-GAAP operating income. See “—Non-GAAP Financial Measures—Operating Income” below.

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

Effect of Consolidating FG VIEs on Net Income (Loss)

	Third Quarter		Nine Months
	2012	2011	2012	2011
	(in millions)
Net earned premiums	$(17)	$(20)	$(50)	$(57)
Net investment income	(3)	(4)	(9)	(5)
Net realized investment gains (losses)	0	7	4	7
Fair value gains (losses) on FG VIEs	38	(99)	174	(154)
Loss and LAE	(2)	38	1	106
Total pretax effect on net income	16	(78)	120	(103)
Less: tax provision (benefit)	5	(27)	42	(36)
Total effect on net income (loss)	$11	$(51)	$78	$(67)

Fair value gains (losses) on FG VIEs represent the net change in fair value on the consolidated FG VIEs’ assets and liabilities that is reported under GAAP. Management expects the fair value gains and losses to reverse to zero as the contract approaches maturity, except for net economic payments made by or to AGC and AGM. During Third Quarter 2012, the Company recorded a pre-tax net fair value gain of consolidated FG VIEs of $38 million. While prices appreciated slightly during the period on the Company's FG VIE assets and liabilities, the gain for Third Quarter 2012 was primarily driven by large principal paydowns made on the Company's FG VIE assets. For Nine Months 2012, the Company recorded a pre-tax net fair value gain on consolidated FG VIEs of $174 million. The majority of this gain, $163 million, is a result of a R&W settlement with Deutsche Bank that closed during second quarter 2012. A pre-tax fair value loss of approximately $99 million was recorded on the consolidated FG VIEs during Third Quarter 2011 and was primarily driven by deterioration on several HELOC transactions. During Third Quarter 2011, long term conditional default rates increased on these transactions, which caused the prices for these HELOCs to decline. The prices for the corresponding liability for these transactions remained relatively consistent with the prior quarter. This was also the primary driver of the $154 million pre-tax net unrealized loss in the fair value of consolidated FG VIEs during Nine Months 2011. Nine Months 2011 amount was also driven by the unrealized loss on consolidation of eight new VIEs, as well as two existing transactions in which the fair value of the underlying collateral depreciated, while the price of the wrapped senior bonds was largely unchanged from the prior quarter.

Expected losses to be recovered in respect of consolidated FG VIEs, which were $81 million as September 30, 2012 and $107 million as of December 31, 2011, are included in the discussion of “—Losses in the Insured Portfolio” above.

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

Management and the board of directors utilize non-GAAP financial measures in evaluating the Company’s financial performance and as a basis for determining senior management incentive compensation. By providing these non-GAAP financial measures, investors, analysts and financial news reporters have access to the same information that management reviews internally. In addition, Assured Guaranty’s presentation of non-GAAP financial measures is consistent with how analysts calculate their estimates of Assured Guaranty’s financial results in their research reports on Assured Guaranty and with how investors, analysts and the financial news media evaluate Assured Guaranty’s financial results.

The following paragraphs define each non-GAAP financial measure and describe why it is useful. A reconciliation of the non-GAAP financial measure and the most directly comparable GAAP financial measure, if available, is also presented below.

Operating Income

Reconciliation of Net Income (Loss) to Operating Income

	Third Quarter		Nine Months
	2012	2011	2012	2011
	(in millions)
Net income (loss)	$142	$761	$36	$857
Less after-tax adjustments:
Realized gains (losses) on investments	0	(13)	(5)	(14)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(37)	800	(394)	509
Fair value gains (losses) on CCS	(2)	2	(8)	2
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	4	(15)	14	(2)
Effect of consolidating FG VIEs	11	(51)	78	(67)
Operating income	$166	$38	$351	$429

Effective tax rate	22.5%	32.4%	24.2%	26.2%

The increase in operating income in Third Quarter 2012 was primarily attributable to higher net earned premiums due to higher refundings, accelerations and terminations, lower losses and a lower effective tax rate on operating income. Loss expense in Third Quarter 2011 was significantly affected by the decline in risk-free rates used to discount losses, whereas risk free rates did not change significantly in Third Quarter 2012. The effective tax rate on operating income was lower in Third Quarter 2012 due to operating income in AGRe for the quarter compared with operating losses in AGRe in Third Quarter 2011.

Operating income for Nine Months 2012 declined due primarily to lower net premiums earned, and higher losses, offset in part by higher gains on commutations of previously ceded business in Nine Months 2012. The decline in net earned premiums is as expected due mainly to the decline in structured finance net par outstanding. Loss expense in the U.S. RMBS sector declined significantly in Nine Months 2012 compared with Nine Months 2011 due in part to the significant effect of declining risk free rates used to discount reserves in Nine Months 2011, which was offset in part by a loss on Greece sovereign exposures in Nine Months 2012.

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

Reconciliation of Shareholders’ Equity
to Adjusted Book Value

	As of September 30, 2012		As of December 31, 2011
	Total	Per Share	Total	Per Share
	(dollars in millions, except per share amounts)
Shareholders’ equity	$4,952	$25.53	$4,652	$25.52
Less after-tax adjustments:
Effect of consolidating FG VIEs	(335)	(1.73)	(405)	(2.22)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(901)	(4.64)	(498)	(2.74)
Fair value gains (losses) on CCS	27	0.14	35	0.19
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	496	2.56	319	1.75
Operating shareholders’ equity	5,665	29.20	5,201	28.54
After-tax adjustments:
Less: Deferred acquisition costs	169	0.87	174	0.95
Plus: Net present value of estimated net future credit derivative revenue	246	1.27	302	1.66
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	3,392	17.49	3,658	20.07
Adjusted book value	$9,134	$47.09	$8,987	$49.32

As of September 30, 2012, shareholders’ equity increased to $5.0 billion from December 31, 2011 due primarily to the issuance of common shares, unrealized gains on the investment portfolio and net income, offset in part by share repurchases and dividends. Adjusted book value increased slightly, mainly due to the issuance of common shares, new business and commutations of reassumed business, partially offset by economic loss development. Shares outstanding increased by 11.8 million due primarily to the issuance of 13.4 million common shares, partially offset by the Company's repurchase of 2.1 million common shares in Nine Months 2012.

Management believes that operating shareholders’ equity is a useful measure because it presents the equity of the Company with all financial guaranty contracts accounted for on a more consistent basis and excludes fair value adjustments that are not expected to result in economic loss. Many investors, analysts and financial news reporters use operating shareholders’ equity as the principal financial measure for valuing AGL’s current share price or projected share price and also as the basis of their decision to recommend buying or selling AGL’s common shares. Many of the Company’s fixed income investors also use operating shareholders’ equity to evaluate the Company’s capital adequacy. Operating shareholders’ equity is the basis of the calculation of adjusted book value (see below). Operating shareholders’ equity is defined as shareholders’ equity attributable to Assured Guaranty Ltd., as reported under GAAP, adjusted for the following:

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

PVP or Present Value of New Business Production

Reconciliation of PVP to Gross Written Premiums

	Third Quarter		Nine Months
	2012	2011	2012	2011
	(in millions)
Total PVP	$35	$51	$141	$155
Less: Financial guaranty installment premium PVP	5	11	12	36
Total: Financial guaranty upfront gross written premiums	30	40	129	119
Plus: Financial guaranty installment gross written premiums	(5)	(18)	15	(92)
Total gross written premiums	$25	$22	$144	$27

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

Insured Portfolio

The following tables present the insured portfolio by asset class net of cessions to reinsurers as of September 30, 2012 and December 31, 2011. See Note 11 of the Financial Statements, Reinsurance and Other Monoline Exposures, for information related to reinsurers. It includes all financial guaranty contracts outstanding as of the dates presented, regardless of the form written (i.e. credit derivative form or traditional financial guaranty insurance form) or the applicable accounting model (i.e. insurance, derivative or VIE accounting).

Net Par Outstanding and Average Internal Rating by Asset Class

	As of September 30, 2012		As of December 31, 2011
Sector	Net Par Outstanding	Avg. Rating	Net Par Outstanding	Avg. Rating
	(dollars in millions)
Public finance:
U.S.:
General obligation	$172,985	A+	$173,061	A+
Tax backed	76,326	A+	78,006	A+
Municipal utilities	63,023	A	65,204	A
Transportation	36,117	A	35,396	A
Healthcare	19,080	A	19,495	A
Higher education	15,930	A+	15,677	A+
Housing	5,415	AA-	5,696	AA-
Infrastructure finance	4,211	BBB	4,110	BBB
Investor-owned utilities	1,093	A-	1,124	A-
Other public finance—U.S.	4,996	A	5,304	A-
Total public finance—U.S.	399,176	A	403,073	A+
Non-U.S.:
Infrastructure finance	15,582	BBB	15,405	BBB
Regulated utilities	12,896	BBB+	13,260	BBB+
Pooled infrastructure	3,184	AA-	3,130	AA-
Other public finance—non-U.S.	7,058	A+	7,251	A+
Total public finance—non-U.S.	38,720	BBB+	39,046	BBB+
Total public finance	437,896	A	442,119	A
Structured finance:
U.S.:
Pooled corporate obligations	44,286	AAA	51,520	AAA
RMBS	19,060	BB+	21,567	BB+
CMBS and other commercial real estate related exposures	4,353	AAA	4,774	AAA
Financial products(1)	3,944	AA-	5,217	AA-
Consumer receivables	2,486	BBB+	4,326	AA-
Insurance securitizations	1,790	A+	1,893	A+
Commercial receivables	1,054	BBB+	1,214	BBB
Structured credit	311	CCC+	424	B-
Other structured finance—U.S.	1,220	BBB+	1,299	A-
Total structured finance—U.S.	78,504	AA-	92,234	AA-
Non-U.S.:
Pooled corporate obligations	14,956	AAA	17,731	AAA
Commercial receivables	1,532	A-	1,865	A-
RMBS	1,427	AA-	1,598	AA
Insurance securitizations	923	CCC-	964	CCC-
Structured credit	679	BBB	979	BBB
CMBS and other commercial real estate related exposures	99	AAA	180	AAA
Other structured finance—non-U.S.	377	Super Senior	378	Super Senior
Total structured finance—non-U.S.	19,993	AA	23,695	AA
Total structured finance	98,497	AA-	115,929	AA-
Total net par outstanding	$536,393	A+	$558,048	A+

The September 30, 2012 and December 31, 2011 amounts above include $50.1 billion and $60.7 billion, respectively, of AGM structured finance net par outstanding. AGM has not insured a mortgage-backed transaction since January 2008 and announced its complete withdrawal from the structured finance market in August 2008. The structured finance transactions that remain in AGM’s insured portfolio are of double-A average underlying credit quality, according to the Company’s internal rating system. Management expects AGM’s structured finance portfolio to run-off rapidly: 4% by year-end 2012, 52% by year end 2014, and 70% by year-end 2016.

The following tables set forth the Company’s net financial guaranty portfolio as of September 30, 2012 and December 31, 2011 by internal rating:

Financial Guaranty Portfolio by Internal Rating

	As of September 30, 2012
	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
Super senior	$—	—%	$1,119	2.9%	$13,714	17.5%	$4,818	24.1%	$19,651	3.7%
AAA	4,575	1.2	1,392	3.6	30,745	39.2	8,504	42.5	45,216	8.4
AA	131,488	32.9	950	2.4	9,996	12.7	725	3.6	143,159	26.7
A	215,989	54.1	10,281	26.5	4,500	5.7	1,476	7.4	232,246	43.3
BBB	42,353	10.6	22,712	58.7	4,093	5.2	2,594	13.0	71,752	13.4
BIG	4,771	1.2	2,266	5.9	15,456	19.7	1,876	9.4	24,369	4.5
Total net par outstanding	$399,176	100.0%	$38,720	100.0%	$78,504	100.0%	$19,993	100.0%	$536,393	100.0%

	As of December 31, 2011
	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
Super senior	$—	—%	$1,138	2.9%	$16,756	18.2%	$5,660	23.9%	$23,554	4.2%
AAA	5,074	1.3	1,381	3.5	35,736	38.7	10,231	43.2	52,422	9.4
AA	139,693	34.6	1,056	2.7	12,575	13.6	976	4.1	154,300	27.7
A	213,164	52.9	11,744	30.1	4,115	4.5	1,518	6.4	230,541	41.3
BBB	40,635	10.1	21,399	54.8	5,044	5.5	3,391	14.3	70,469	12.6
BIG	4,507	1.1	2,328	6.0	18,008	19.5	1,919	8.1	26,762	4.8
Total net par outstanding	$403,073	100.0%	$39,046	100.0%	$92,234	100.0%	$23,695	100.0%	$558,048	100.0%

Beginning in First Quarter 2012, the Company decided to classify those portions of risks benefiting from reimbursement obligations collateralized by eligible assets held in trust in acceptable reimbursement structures as the higher of 'AA' or their current internal rating. As of Third Quarter 2012, the Company applied this policy to the Bank of America Agreement and the Deutsche Bank Agreement. The Bank of America Agreement was entered into in April 2011 and the reclassification in First Quarter 2012 resulted in a decrease in BIG net par outstanding as of December 31, 2011 of $1,452 million from that previously reported.

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

Economic Exposure to the Selected European Countries

The Company’s economic exposure to the Selected European Countries (based on par for financial guaranty contracts and notional amount for financial guaranty contracts accounted for as derivatives) is shown in the following tables, both gross and net of ceded reinsurance:

Gross Economic Exposure to Selected European Countries(1)
September 30, 2012

	Greece	Hungary	Ireland	Italy	Portugal	Spain	Total
	(in millions)
Sovereign and sub-sovereign exposure:
Public finance	$—	$—	$—	$1,333	$130	$417	$1,880
Infrastructure finance	—	450	23	344	99	170	1,086
Sub-total	—	450	23	1,677	229	587	2,966
Non-sovereign exposure:
Regulated utilities	—	—	—	248	—	9	257
RMBS	—	229	135	559	—	—	923
Commercial receivables	—	1	18	27	15	18	79
Pooled corporate	26	—	209	246	14	577	1,072
Sub-total	26	230	362	1,080	29	604	2,331
Total	$26	$680	$385	$2,757	$258	$1,191	$5,297
Total BIG	$—	$544	$8	$259	$147	$571	$1,529

Net Economic Exposure to Selected European Countries(1)
September 30, 2012

	Greece	Hungary	Ireland	Italy	Portugal	Spain	Total
	(in millions)
Sovereign and sub-sovereign exposure:
Public finance	$—	$—	$—	$992	$108	$260	$1,360
Infrastructure finance	—	423	23	326	99	167	1,038
Sub-total	—	423	23	1,318	207	427	2,398
Non-sovereign exposure:
Regulated utilities	—	—	—	228	—	9	237
RMBS	—	219	135	491	—	—	845
Commercial receivables	—	1	18	26	14	17	76
Pooled corporate	25	—	187	227	14	527	980
Sub-total	25	220	340	972	28	553	2,138
Total	$25	$643	$363	$2,290	$235	$980	$4,536
Total BIG	$—	$511	$8	$242	$125	$410	$1,296
____________________
(1)                                 While the Company’s exposures are shown in U.S. dollars, the obligations the Company insures are in various currencies, including U.S. dollars, Euros and British pounds sterling. Included in both tables above is $135 million of reinsurance assumed on a 2004 - 2006 pool of Irish residential mortgages that is part of the Company’s remaining legacy mortgage reinsurance business. One of the residential mortgage-backed securities included in the table above includes residential mortgages in both Italy and Germany, and only the portion of the transaction equal to the portion of the original mortgage pool in Italian mortgages is shown in the tables.

As of September 30, 2012, the Company has not guaranteed any sovereign bonds of the Selected European Countries. The exposure shown in the “Public Finance Category” is from transactions backed by receivable payments from sub-sovereigns in Italy, Spain and Portugal. The Company understands that Moody's recently had undertaken a review of redenomination risk in selected countries in the Eurozone, including some of the Selected European Countries. No redenomination from the Euro to another currency has yet occurred and it may never occur. Therefore, it is not possible to be certain at this point how a redenomination of an issuer’s obligations might be implemented in the future and, in particular, whether any redenomination would extend to the Company's obligations under a related financial guarantee. At June 30, 2012, the Company had €218 million of net exposure to the sovereign debt of Greece. The Company accelerated claims under its financial guaranties during the quarter, paying off in full its liabilities with respect to the Greek sovereign bonds it guaranteed. At September 30, 2012, the Company no longer had any direct exposure to Greece.

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
September 30, 2012

	Greece	Hungary	Ireland	Italy	Portugal	Spain
	(in millions)
Sovereign and sub-sovereign exposure:
Public finance	$—	$—	$—	$—	$—	$—
Infrastructure finance	—	(2)	(1)	(3)	(4)	(1)
Total sovereign exposure	—	(2)	(1)	(3)	(4)	(1)
Non-sovereign exposure:
Regulated utilities	—	—	—	—	—	—
RMBS	—	(2)	—	—	—	—
Total non-sovereign exposure	—	(2)	—	—	—	—
Total	$—	$(4)	$(1)	$(3)	$(4)	$(1)

The Company purchases reinsurance in the ordinary course to cover both its financial guaranty insurance and credit derivative exposures. Aside from this type of coverage the Company does not purchase credit default protection to manage the risk in its financial guaranty business. Rather, the Company has reduced its risks by ceding a portion of its business (including its financial guaranty contracts accounted for as derivatives) to third-party reinsurers that are generally required to pay their proportionate share of claims paid by the Company, and the net amounts shown above are net of such third-party reinsurance (reinsurance of financial guaranty contracts accounted for as derivatives is accounted for as a purchased derivative). See Note 11 of the Financial Statement, Reinsurance and Other Monoline Exposure.

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

The following table shows the Company’s indirect economic exposure (net of reinsurance) to the Selected European Countries in pooled corporate obligations and commercial receivable transactions. The amount shown in the table is calculated by multiplying the amount insured by the Company (based on par for financial guaranty contracts and notional amount for financial guaranty contracts accounted for as derivatives) times the percent of the relevant collateral pool reported as having a nexus to the Selected European Countries.:

Net Indirect Exposure to Selected European Countries
September 30, 2012

	Greece	Hungary	Ireland	Italy	Portugal	Spain	Total
	(dollars in millions)
Pooled corporate
$ millions	$25	$—	$187	$227	$14	$527	$980
Average proportion	2.5%	—%	2.8%	2.9%	1.2%	4.4%	3.4%
Commercial receivables
$ millions	$—	$1	$18	$26	$14	$17	$76
Average proportion	—%	4.2%	8.8%	3.7%	2.3%	2.1%	3.2%
Total $ millions	$25	$1	$205	$253	$28	$544	$1,056

The table above includes, in the Pooled corporate category, exposure from primarily non-U.S. pooled corporate transactions insured by the Company. Many primarily U.S. pooled corporate obligations permit investments of up to 10% or 15% (or occasionally 20%) of the pool in non-U.S. (or non-U.S. or -Canadian) collateral. Given the relatively low level of permitted international investments in these transactions and their generally high current credit quality, they are excluded from the table above.

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

On February 27, 2012, the Hellenic Republic of Greece was downgraded by S&P from “CC” to “SD” (selective default). Following the March 9, 2012 conclusion of an exchange of EUR177 billion of Greece’s sovereign debt that is governed by Greek law, the rating agency assigned a “CCC” issue rating to the new bonds. Moody’s had previously downgraded Greece from “Ca” to “C”, which is the lowest rating on Moody’s rating scale. Despite the exchange, which substantially lowered Greece’s debt burden, the country still faces a precarious fiscal position and generally uncertain economic prospects. As of September 30, 2012 the Company no longer had any direct economic exposure to Greece, although it does still have small, indirect exposures as described above under "Indirect Exposure to Selected European Countries".

The worsening domestic and global economic climate, high levels of public debt, limited funding availability and fiscal consolidation measures have had a negative impact on the Republic of Italy's economic growth prospects and credit ratings. The Republic of Italy was downgraded to “BBB+” from “A” by S&P on January 13, 2012 and to “Baa2” from “A3” by Moody’s on July 13, 2012. The September 6, 2012 announcement of a European Central Bank program to purchase unlimited amounts of secondary market debt of euro area sovereigns that apply for a full macroeconomic adjustment or precautionary program from the European Financial Stability Facility/European Stability Mechanism ("EFSF/ESM") has helped in the reduction of Italian sovereign bond yields. The Company’s sovereign exposure to Italy depends on payments by Italian governmental sub-sovereigns in connection with infrastructure financings or for services already rendered. The Company internally rates one of the infrastructure transactions ($242 million net par) below investment grade. The Company’s non-sovereign Italian exposure is to securities backed by Italian residential mortgages or in one case a government-sponsored water utility. The Company is closely monitoring the ability and willingness of these obligors to make timely payments on their obligations.

The Republic of Hungary, currently rated “BB+” and “Ba1” by S&P and Moody’s, respectively, has been negatively impacted over the past five years by constrained fiscal flexibility and external imbalances, including a current account deficit and large, unhedged foreign currency exposures at the household level (since some households took out mortgages denominated in foreign currencies). In October 2008 Hungary requested and later received financial assistance from the EU and the International Monetary Fund (“IMF”). Hungary again requested financial assistance in November 2011, with a potential financial package currently being negotiated. The Company’s sovereign exposure to Hungarian credits includes infrastructure financings dependent on payments by government agencies. The Company rates one of the infrastructure financings ($386 million net par) below investment grade. The Company is closely monitoring developments with respect to the ability and willingness of these entities to meet their payment obligations. The Company’s non-sovereign exposure to Hungary comprises primarily covered mortgage bonds issued by Hungarian banks. The Company rates the covered bonds of one of the banks ($125 million net par) below investment grade.

The Kingdom of Spain's financial profile and credit ratings have deteriorated over the past few years, partly as a result of large borrowing needs in the context of a challenging funding environment. The weakening of the country's real estate sector has resulted in the deterioration of the banking system's financial profile, in particular that of the savings and loans. The regional finances are also a source of concern, given the fiscal slippage exhibited by some of the regions. The Kingdom of Spain was downgraded by S&P on October 10, 2012 to “BBB-” from “BBB+” and by Moody’s on June 13, 2012 to “Baa3” from “A3”. The September 6, 2012 announcement of a European Central Bank program to purchase unlimited amounts of secondary market debt of euro area sovereigns that apply for a full macroeconomic adjustment or precautionary program from the EFSF/ESM has helped in the reduction of Spanish sovereign bond yields. The Company’s exposure to Spanish credits includes infrastructure financings dependent on payments by sub-sovereigns and government agencies, financings dependent on lease and other payments by sub-sovereigns and government agencies, and an issuance by a regulated utility. The Company rates most ($410 million aggregate net par) of its exposure to sovereign credits in Spain below investment grade with the only material investment grade credit being a regulated utility. The Company is closely monitoring developments with respect to the ability and willingness of these entities to meet their payment obligations.

The Republic of Portugal was downgraded by S&P on January 13, 2012 to “BB” from “BBB-”and to “Ba3” from “Ba2” by Moody’s on February 13, 2012. Over the past three years, the Republic of Portugal’s economy and credit ratings have been adversely affected by fiscal imbalances, high indebtedness and the difficult macroeconomic situation generally facing the countries in the euro area. In order to stabilize its debt position, in April 2011 Portugal requested and subsequently received financial assistance from the EU and the IMF. In return, Portugal agreed to a set of deficit reduction and debt targets. The meeting of these targets will likely represent a significant burden on the Portuguese economy in an environment of decelerating economic activity and volatile bank and sovereign credit markets. Yields on Portuguese sovereign debt have been on a declining trend the last few months. The Company’s exposure to Portuguese credits includes infrastructure financings dependent on payments by sub-sovereigns and government agencies and financings dependent on lease payments by sub-sovereigns and government agencies. The Company rates four of these transactions ($125 million aggregate net par) below investment grade. The Company is closely monitoring developments with respect to the ability and willingness of these entities to meet their payment obligations.

The Republic of Ireland, currently rated “BBB+” and “Ba1” by S&P and Moody’s, respectively, has been adversely affected over the past few years by the weakening global economic environment and the need to provide wide-ranging support to its banking sector, which resulted in a rapid deterioration of the country’s public finances. In November 2010, the Republic of Ireland applied for and subsequently received a financial assistance package from the EU and the IMF. The package included an allocation to support the Irish banking system. Ireland’s fiscal consolidation plan is being implemented in the context of a severe economic contraction and restricted availability of credit. The Company’s exposure to Irish credits includes exposure in a pool of infrastructure financings dependent on payments by a sub-sovereign and mortgage reinsurance on a pool of Irish residential mortgages originated in 2004-2006 left from its legacy mortgage reinsurance business. Only $8 million of the Company’s exposure to Ireland is below investment grade, and it is indirect in non-sovereign pooled corporate transactions.

Identifying Exposure to Selected European Countries

When the Company directly insures an obligation, it assigns the obligation to a geographic location or locations based on its view of the geographic location of the risk. For most exposures this can be a relatively straight-forward determination as, for example, a debt issue supported by availability payments for a toll road in a particular country. The Company may also assign portions of a risk to more than one geographic location as it has, for example, in a residential mortgage backed security backed by residential mortgage loans in both Germany and Italy. The Company may also have exposures to the Selected European Countries in business assumed from other monoline insurance companies. See Note 11 of the Financial Statements,

Reinsurance and Other Monoline Exposures. In the case of assumed business, the Company depends upon geographic information provided by the primary insurer.

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

Net Par Outstanding for Below Investment Grade Credits
By Category Below-Investment-Grade Credits

	As of September 30, 2012
	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$6,943	$2,212	$9,155	148	31	179
Category 2	3,233	2,642	5,875	90	30	120
Category 3	7,299	2,040	9,339	136	31	167
Total BIG	$17,475	$6,894	$24,369	374	92	466

	As of December 31, 2011
	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$8,297	$3,953	$12,250	171	40	211
Category 2	3,458	1,523	4,981	71	33	104
Category 3	7,204	2,327	9,531	126	26	152
Total BIG	$18,959	$7,803	$26,762	368	99	467
 ____________________
(1)                                  Includes net par outstanding of FG VIE.

(2)                                  A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making Debt Service payments.

Exposure to Residential Mortgage-Backed Securities

The tables below provide information on the risk ratings and certain other risk characteristics of the Company’s financial guaranty insurance and credit derivative RMBS exposures as of September 30, 2012. U.S. RMBS exposures represent 3.6% of the total net par outstanding and BIG U.S. RMBS represent 47% of total BIG net par outstanding. The tables presented provide information with respect to the underlying performance indicators of this book of business. Please refer to Note 4 of the Financial Statements, Financial Guaranty Insurance Contracts, for a discussion of expected losses to be paid on U.S. RMBS exposures.

Net par outstanding in the following tables are based on values as of September 30, 2012. All performance information such as pool factor, subordination, cumulative losses and delinquency is based on September 30, 2012 information obtained from third parties and/or provided by the trustee and may be subject to restatement or correction.

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

U.S. Prime First Lien in the tables below includes primarily prime first lien plus an insignificant amount of other miscellaneous RMBS transactions.

Distribution of U.S. RMBS by Internal Rating and Type of Exposure as of September 30, 2012

Ratings:	Prime First Lien	Closed End Second Lien	HELOC	Alt-A First Lien	Option ARM	Subprime First Lien	Total Net Par Outstanding
	(in millions)
AAA	$5	$0	$77	$265	$—	$2,307	$2,655
AA	119	122	156	489	389	1,543	2,818
A	2	0	252	10	34	843	1,140
BBB	46	—	21	288	111	528	995
BIG	490	863	2,851	3,708	1,219	2,320	11,452
Total exposures	$663	$985	$3,358	$4,760	$1,753	$7,541	$19,060

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of September 30, 2012

Year insured:	Prime First Lien	Closed End Second Lien	HELOC	Alt-A First Lien	Option ARM	Subprime First Lien	Total Net Par Outstanding
	(in millions)
2004 and prior	$35	$1	$252	$104	$39	$1,417	$1,848
2005	171	—	763	594	70	222	1,821
2006	109	443	986	391	297	3,125	5,352
2007	348	541	1,356	2,375	1,268	2,682	8,571
2008	—	—	—	1,296	79	95	1,470
Total exposures	$663	$985	$3,358	$4,760	$1,753	$7,541	$19,060

Distribution of U.S. RMBS by Internal Rating and Year Insured as of September 30, 2012

Year insured:	AAA Rated	AA Rated	A Rated	BBB Rated	BIG Rated	Total
	(dollars in millions)
2004 and prior	$1,199	$81	$56	$183	$329	$1,848
2005	152	213	—	74	1,382	1,821
2006	1,174	1,258	824	191	1,904	5,352
2007	6	1,267	260	468	6,570	8,571
2008	125	—	—	79	1,266	1,470
Total exposures	$2,655	$2,818	$1,140	$995	$11,452	$19,060
% of total	13.9%	14.8%	6.0%	5.2%	60.1%	100.0%

Distribution of Financial Guaranty Direct U.S. RMBS
Insured January 1, 2005 or Later by Exposure Type, Average Pool Factor, Subordination,
Cumulative Losses and 60+ Day Delinquencies as of September 30, 2012

U.S. Prime First Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$168	33.3%	4.7%	2.0%	12.4%	6
2006	109	53.3%	8.7%	0.3%	17.5%	1
2007	348	44.7%	6.1%	5.3%	20.3%	1
2008	—	—%	—%	—%	—%	—
	$625	43.1%	6.1%	3.5%	17.7%	8

U.S. Closed End Second Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$—	—%	—%	—%	—%	—
2006	434	12.9%	—%	62.4%	7.6%	2
2007	541	15.3%	—%	68.8%	8.6%	10
2008	—	—%	—%	—%	—%	—
	$974	14.2%	—%	65.9%	8.2%	12

U.S. HELOC

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$716	15.4%	2.9%	16.3%	12.4%	6
2006	967	24.4%	3.2%	35.6%	8.4%	7
2007	1,356	39.0%	2.9%	31.3%	6.3%	9
2008	—	—%	—%	—%	—%	—
	$3,040	28.8%	3.0%	29.1%	8.4%	22

U.S. Alt-A First Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$592	30.0%	8.5%	6.9%	18.7%	21
2006	391	35.9%	0.0%	19.3%	39.5%	7
2007	2,375	45.0%	2.1%	15.1%	32.2%	12
2008	1,296	42.2%	18.9%	14.7%	27.3%	5
	$4,654	41.6%	7.4%	14.3%	29.7%	45

U.S. Option ARMs

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$63	19.2%	8.4%	10.9%	24.9%	3
2006	291	40.7%	—%	19.0%	46.0%	5
2007	1,268	44.6%	1.4%	19.5%	38.2%	11
2008	79	47.0%	48.2%	14.4%	32.6%	1
	$1,700	43.1%	3.6%	18.9%	38.8%	20

U.S. Subprime First Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$212	37.8%	25.1%	6.9%	34.4%	4
2006	3,119	20.3%	61.5%	18.1%	35.6%	4
2007	2,682	46.6%	16.7%	22.8%	44.1%	13
2008	78	58.9%	22.3%	17.3%	33.5%	1
	$6,092	33.0%	40.0%	19.8%	39.3%	22

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

In addition to assumed and ceded reinsurance arrangements, the Company may also have exposure to some financial guaranty reinsurers (i.e. monolines) in other areas. Second-to-pay insured par outstanding represents transactions the Company has insured that were previously insured by other monolines. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary insurer. Another area of exposure is in the investment portfolio where the Company holds fixed maturity securities that are wrapped by monolines and whose value may decline based on the rating of the monoline. At September 30, 2012, based on fair value, the Company had $664 million of fixed maturity securities in its investment portfolio wrapped by National Public Finance Guarantee Corporation, $537 million by Ambac Assurance Corporation ("Ambac") and $36 million by other guarantors.

Exposure by Reinsurer

	Ratings at		Par Outstanding
	November 7, 2012		As of September 30, 2012
Reinsurer	Moody’s Reinsurer Rating	S&P Reinsurer Rating	Ceded Par Outstanding(1)	Second-to- Pay Insured Par Outstanding(7)	Assumed Par Outstanding
	(dollars in millions)
American Overseas Reinsurance Company Limited(2)	WR(3)	WR	$10,309	$—	$24
Tokio	Aa3(4)	AA-(4)	8,748	—	937
Radian(5)	Ba1	B+	5,364	44	1,474
Syncora Guarantee Inc.	Ca	WR	4,092	2,043	165
Mitsui Sumitomo Insurance Co. Ltd.	A1	A+	2,256	—	—
ACA Financial Guaranty Corp.	NR	WR	829	6	1
Swiss Reinsurance Co.	A1	AA-	434	—	—
Ambac	WR	WR	85	7,151	21,231
CIFG Assurance North America Inc.	WR	WR	65	255	5,583
MBIA Inc.	(6)	(6)	—	11,497	8,798
Financial Guaranty Insurance Co.	WR	WR	—	3,336	2,020
Other	Various	Various	1,008	2,064	96
Total			$33,190	$26,396	$40,329
 ____________________

(1)	Includes $4,198 million in ceded par outstanding related to insured credit derivatives.

(2)	Formerly RAM Reinsurance Company Ltd.

(3)	Represents “Withdrawn Rating.”

(4)	The Company has structural collateral agreements satisfying the triple-A credit requirement of S&P and/or Moody’s.

(5)	The Company entered into an agreement with Radian on January 24, 2012. See “—Key Business Strategies—New Business Development.”

(6)	MBIA Inc. includes various subsidiaries which are rated BBB by S&P and Baa2, B3, WR and NR by Moody’s.

(7)	See table below entitled "Second-to-Pay Insured Par Outstanding by Internal Rating."

Ceded Par Outstanding by Reinsurer and Credit Rating
As of September 30, 2012

	Internal Credit Rating
Reinsurer	Super Senior	AAA	AA	A	BBB	BIG	Total
	(in millions)
American Overseas Reinsurance Company Limited	$228	$1,406	$3,434	$3,131	$1,584	$526	$10,309
Tokio	313	1,118	1,549	2,752	2,283	733	8,748
Radian	10	306	371	2,447	1,847	383	5,364
Syncora Guarantee Inc.	—	—	246	770	2,424	652	4,092
Mitsui Sumitomo Insurance Co. Ltd.	7	154	745	906	385	59	2,256
ACA Financial Guaranty Corp.	—	—	474	325	30	—	829
Swiss Reinsurance Co.	—	8	6	288	86	46	434
Ambac	—	—	—	85	—	—	85
CIFG Assurance North America Inc.	—	—	—	—	—	65	65
Other	—	—	110	819	79	—	1,008
Total	$558	$2,992	$6,935	$11,523	$8,718	$2,464	$33,190

In accordance with statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. All of the unauthorized reinsurers in the table above post collateral for the benefit of the Company in an amount equal to at least the sum of their ceded unearned premium reserve, loss reserves and contingency reserves all calculated on a statutory basis of accounting. CIFG Assurance North America Inc. and Radian are authorized reinsurers. Their collateral equals or exceeds their ceded statutory loss reserves. Collateral may be in the form of letters of credit or trust accounts. The total collateral posted by all non-affiliated reinsurers as of September 30, 2012 is approximately $1.0 billion.

Second-to-Pay
Insured Par Outstanding by Internal Rating
As of September 30, 2012(1)

	Public Finance					Structured Finance
	AAA	AA	A	BBB	BIG	Super Senior	AAA	AA	A	BBB	BIG	Total
	(in millions)
Radian	$—	$—	$13	$19	$12	$—	$—	$—	$—	$—	$—	$44
Syncora Guarantee Inc.	—	25	386	759	333	—	243	—	5	79	213	2,043
ACA Financial Guaranty Corp.	—	3	—	3	—	—	—	—	—	—	—	6
Ambac	—	1,492	3,458	1,180	324	—	20	57	237	79	304	7,151
CIFG Assurance North America Inc.	—	11	68	131	45	—	—	—	—	—	—	255
MBIA Inc.	68	2,786	4,847	1,851	—	—	—	1,456	48	295	146	11,497
Financial Guaranty Insurance Co.	—	135	957	561	361	439	670	—	156	2	55	3,336
Other	—	—	2,064	—	—	—	—	—	—	—	—	2,064
Total	$68	$4,452	$11,793	$4,504	$1,075	$439	$933	$1,513	$446	$455	$718	$26,396
 ____________________

(1)	Assured Guaranty’s internal rating.

Liquidity and Capital Resources

Liquidity Requirements and Sources

AGL and its Holding Company Subsidiaries

The liquidity of AGL and its subsidiaries that are intermediate holding companies is largely dependent on its operating results and its access to external financing. Liquidity requirements include the payment of operating expenses, interest on debt of Assured Guaranty US Holdings Inc. (“AGUS”) and AGMH, and dividends on common shares. AGL and its holding company subsidiaries may also require liquidity to make periodic capital investments in their operating subsidiaries. In the ordinary course of business, the Company evaluates its liquidity needs and capital resources in light of holding company expenses and dividend policy, as well as rating agency considerations. The Company maintains a balance of its most liquid assets including cash and short term securities, Treasuries, agency RMBS and pre-refunded municipal bonds equal to 1.5 times its projected operating company cash flow needs over the next four quarters. The Company also subjects its cash flow projections and its assets to a stress test, maintaining a liquid asset balance of one time its stressed operating company net cash flows. Management believes that AGL will have sufficient liquidity to satisfy its needs over the next twelve months, including the ability to pay dividends on AGL common shares. See “—Insurance Company Regulatory Restrictions” below for a discussion of dividend restrictions. In addition, under the terms of the purchase agreement under which AGMH was acquired, AGM was subject to a dividend restriction until July 1, 2012.

The Company anticipates that for the next twelve months, amounts paid by AGL’s operating subsidiaries as dividends will be a major source of its liquidity. It is possible that in the future, AGL or its subsidiaries may need to seek additional external debt or equity financing in order to meet their obligations. External sources of financing may or may not be available to the Company, and if available, the cost of such financing may not be acceptable to the Company. As of September 30, 2012, AGL had $67 million in cash and short term investments and $157 million in fixed maturity securities with weighted average duration of 0.1 years. AGUS and AGMH had $35 million in cash and short term investments and $44 million in fixed maturity securities with weighted average duration of 3.2 years. See also "Insurance Company Regulatory Restrictions" below.

AGL and Holding Company Subsidiaries
Significant Cash Flow Items

	Nine Months
	2012	2011
	(in millions)
Dividends and return of capital from subsidiaries	$326	$99
Proceeds from issuance of common shares	173	—
Dividends paid	(51)	(25)
Repurchases of common shares	(24)	(23)
Interest paid	(49)	(53)
Loans from subsidiaries	173	—
Payment of long-term debt	(173)	—

In connection with the acquisition of MIAC, in May 2012 AGUS entered into a loan agreement with Assured Guaranty Re Overseas Ltd. (“AGRO"), a subsidiary of AG Re, to borrow $90 million in order to fund the purchase price. In addition, AGUS obtained the following funds from its subsidiaries to repurchase $173 million of 8.50% Senior Notes: (1) $83 million was borrowed from Assured Guaranty (Bermuda) Ltd., a subsidiary of AGM, (2) $50 million in dividends from AGMH, which obtained the cash after AGM repaid a portion of its surplus note to AGMH, and (3) $40 million in dividends from AGC.

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

Claims Paid

	Third Quarter		Nine Months
	2012	2011	2012	2,011
	(in millions)
Claims paid before R&W recoveries, net of reinsurance	$604	$263	$1,106	$823
R&W recoveries	(95)	(82)	(388)	(984)
Claims paid, net of reinsurance(1)	$509	$181	$718	$(161)
 ____________________
(1)                                Includes $18 million and $48 million paid in Third Quarter 2012 and 2011, respectively, and $62 million recovered and $60 million paid for consolidated FG VIEs for Nine Months 2012 and 2011, respectively.

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

Pooled Corporate CDS

	As of September 30, 2012		As of December 31, 2011
	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
Funded CDOs	$39,188	75%	$43,631	71%
Synthetic CDOs	13,256	25	17,442	29
Total pooled corporate CDS	$52,444	100%	$61,073	100%

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

Under Maryland’s insurance law, AGC may pay dividends in any twelve-month period in an aggregate amount not exceeding the lesser of (a) 10% of policyholders’ surplus or (b) net investment income at the preceding December 31 (including net investment income that has not already been paid out as dividends for the three calendar years prior to the preceding calendar year) with notice to, but without prior approval of, the Maryland Commissioner of Insurance. As of September 30, 2012, the amount available for distribution from AGC during 2012 with notice to, but without prior approval of, the Maryland Commissioner of Insurance was approximately $92 million. During Nine Months 2012 and 2011, AGC declared and paid $55 million and $20 million, respectively, in dividends to AGUS.

Under the New York Insurance Law, AGM may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by AGM during the preceding 12 months, the dividends do not exceed the lesser of (a) 10% of policyholders’ surplus as of its last statement filed with the Superintendent of Insurance of the State of New York (the “New York Superintendent”) or (b) adjusted net investment income (net investment income at the preceding December 31 plus net investment income that has not already been paid out as dividends for the three calendar years prior to the preceding calendar year) during this period. Based on AGM’s statutory statements to be filed for Third Quarter 2012, the maximum amount available for payment of dividends by AGM without regulatory approval over the 12 months following September 30, 2012 was approximately $178 million. In connection with Assured Guaranty’s acquisition of AGMH, Assured Guaranty agreed with Dexia that, until July 1, 2012, AGM would not pay dividends in excess of 125% of AGMH’s annual debt service. While this covenant was in effect, it constituted a limitation on AGM’s ability to pay dividends that was more restrictive than the statutory limitation. During Nine Months 2012, AGM declared and paid dividends of $30 million to its parent, AGMH.

The amount available at AG Re to pay dividends or make a distribution of contributed surplus in 2012 in compliance with Bermuda law is approximately $231 million. However, any distribution that results in a reduction of 15% ($192 million as of December 31, 2011) or more of AG Re’s total statutory capital, as set out in its previous years’ financial statements, would require the prior approval of the Bermuda Monetary Authority. Dividends are limited by requirements that the subject company must at all times (i) maintain the minimum solvency margin and the Company’s applicable enhanced capital requirements required under the Insurance Act of 1978 and (ii) have relevant assets in an amount at least equal to 75% of relevant liabilities, both as defined under the Insurance Act of 1978. AG Re, as a Class 3B insurer, is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least 7 days before payment of such dividends) with the Authority an affidavit stating that it will continue to meet the required margins. During Nine Months 2012, AG Re declared $110 million and paid $111 million, which included $1 million declared in the prior years, and in the same period of 2011 declared and paid $54 million, to its parent, AGL, respectively. As of September 30, 2012, AG Re had unencumbered assets of $197 million, representing assets not held in trust for the benefit of cedants.

Cash Flows

Cash Flow Summary

	Third Quarter		Nine Months
	2012	2011	2012	2011
	(in millions)
Net cash flows provided by (used in) operating activities	$(385)	$(31)	$(223)	$601
Net cash flows provided by (used in) investing activities	529	313	802	358
Net cash flows provided by (used in) financing activities	(191)	(275)	(662)	(898)
Effect of exchange rate changes	5	1	1	4
Cash at beginning of period	175	165	215	108
Total cash at the end of the period	$133	$173	$133	$173

Operating cash flows in Nine Months 2012 and Nine Months 2011 include cash flows from FG VIEs. Claims paid on consolidated FG VIEs are presented in the consolidated cash flow statements as paydowns on FG VIE liabilities in financing activities as opposed to operating activities. Excluding consolidated FG VIEs, the decrease in operating cash flows for Nine Months 2012 compared to Nine Months 2011 were mainly due to the higher loss claim payments in Nine Months 2012, mainly related to Greece bonds, and cash proceeds received from the Bank of America Agreement in Nine Months 2011. Partially offsetting this decrease were cash received on the two commutations in Nine Months 2012 of $190 million compared with $22 million in Nine Months 2011, and lower payments for taxes.

Investing activities were primarily net sales (purchases) of fixed maturity and short-term investment securities. Investing cash flows in Nine Months 2012 and Nine Months 2011 include $407 million inflow and $598 million inflow for FG VIEs, respectively. In addition, in Nine Months 2012, the Company paid $91 million to acquire MIAC and received $51 million from a payment of a note receivable.

Financing activities consisted primarily of paydowns of FG VIE liabilities. Financing cash flows in Nine Months 2012 and Nine Months 2011 include $553 million outflow and $830 million outflow for FG VIEs, respectively.

On November 14, 2011, the Company's Board of Directors approved a new share repurchase program, for up to 5.0 million common shares, to replace the prior program. Share repurchases will take place at management's discretion depending on market conditions. In Nine Months 2012, the Company paid $24 million to repurchase 2.1 million common shares. In Nine Months 2011, the Company paid $23 million to repurchase 2 million common shares under the August 4, 2010 share repurchase program.

Commitments and Contingencies

Leases

AGL and its subsidiaries are party to various lease agreements. Future cash payments associated with contractual obligations pursuant to operating leases for office space have not materially changed since December 31, 2011.

Long-Term Debt Obligations

The principal and carrying values of long-term debt issued by AGUS and AGMH were as follows:

Principal and Carrying Amounts of Debt

	As of September 30, 2012		As of December 31, 2011
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS:
7.0% Senior Notes	$200	$197	$200	$197
8.50% Senior Notes	—	—	173	172
Series A Enhanced Junior Subordinated Debentures	150	150	150	150
Total AGUS	350	347	523	519
AGMH(1):
67/8% QUIBS	100	68	100	67
6.25% Notes	230	137	230	136
5.60% Notes	100	54	100	54
Junior Subordinated Debentures	300	162	300	158
Total AGMH	730	421	730	415
AGM(1):
Notes Payable	66	72	97	104
Total AGM	66	72	97	104
Total	$1,146	$840	$1,350	$1,038
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

Debt Issued by AGUS

7.0% Senior Notes.  On May 18, 2004, AGUS issued $200 million of 7.0% senior notes due 2034 (“7.0% Senior Notes”) for net proceeds of $197 million. Although the coupon on the Senior Notes is 7.0%, the effective rate is approximately 6.4%, taking into account the effect of a cash flow hedge executed by the Company in March 2004.

8.5% Senior Notes. On June 24, 2009, AGL issued 3,450,000 equity units for net proceeds of approximately $167 million in a registered public offering. The net proceeds of the offering were used to pay a portion of the consideration for the AGMH Acquisition. Each equity unit consisted of (i) a 5% undivided beneficial ownership interest in $1,000 principal amount of 8.5% senior notes due 2014 issued by AGUS and (ii) a forward purchase contract obligating the holders to purchase $50 of AGL common shares in June 2012. On June 1, 2012, the Company completed the remarketing of the $173 million aggregate principal amount of 8.5% Senior Notes; AGUS purchased all of the Senior Notes in the remarketing at a price of 100% of the principal amount thereof, and retired all of such notes on June 1, 2012. The proceeds from the remarketing were used to satisfy the obligations of the holders of the Equity Units to purchase AGL common shares pursuant to the forward purchase contract. Accordingly, on June 1, 2012, AGL issued 3.8924 common shares to holders of each Equity Unit, which represented a settlement rate of 3.8685 common shares plus certain anti-dilution adjustments, or an aggregate of 13,428,770 common shares at approximately $12.85 per share. The Equity Units ceased to exist when the forward purchase contracts were settled on June 1, 2012.

Series A Enhanced Junior Subordinated Debentures.  On December 20, 2006, AGUS issued $150 million of the Debentures due 2066. The Debentures pay a fixed 6.40% rate of interest until December 15, 2016, and thereafter pay a floating rate of interest, reset quarterly, at a rate equal to three month LIBOR plus a margin equal to 2.38%. AGUS may select at one or more times to defer payment of interest for one or more consecutive periods for up to 10 years. Any unpaid interest bears interest at the then applicable rate. AGUS may not defer interest past the maturity date.

Debt Issued by AGMH

6 7/8% QUIBS.  On December 19, 2001, AGMH issued $100 million face amount of 6 7/8% QUIBS due December 15, 2101, which are callable without premium or penalty.

6.25% Notes.  On November 26, 2002, AGMH issued $230 million face amount of 6.25% Notes due November 1, 2102, which are callable without premium or penalty in whole or in part.

5.60% Notes.  On July 31, 2003, AGMH issued $100 million face amount of 5.60% Notes due July 15, 2103, which are callable without premium or penalty in whole or in part.

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

American International Group, Inc. ("AIG") is one entity that has acted as equity payment undertaker in a number of transactions in which AGM acted as strip coverage provider. AIG was downgraded in the third quarter of 2008 and AGM was downgraded by Moody’s in the fourth quarter of 2008. As a result of those downgrades, as of September 30, 2012, 45 leveraged lease transactions in which AGM acts as strip coverage provider were breaching either a ratings trigger related to AIG or a ratings trigger related to AGM. For such 45 leveraged lease transactions, if early termination of the leases were to occur and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $981 million as of September 30, 2012. S&P’s downgrade of AGM to AA- in November 2011 did not have an additional impact on the transactions. However, if AGM were downgraded to A+ by S&P or A1 by Moody’s, as of September 30, 2012, another 26 leveraged lease transactions in which AGM acts as strip coverage provider would be affected. For such 26 leveraged lease transactions, if early termination of the leases were to occur and the tax exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of an additional approximately $992 million as of September 30, 2012. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM guaranty. It is difficult to determine the probability that the Company will have to pay strip provider claims or the likely aggregate amount of such claims. At September 30, 2012, approximately $607 million of cumulative strip par exposure had been terminated on a consensual basis. The consensual terminations have resulted in no claims on AGM.

On July 1, 2009, AGM and Dexia Crédit Local S.A. (“DCL”), acting through its New York Branch (“Dexia Crédit Local (NY)”), entered into a credit facility (the “Strip Coverage Facility”). Under the Strip Coverage Facility, Dexia Crédit Local (NY) agreed to make loans to AGM to finance all draws made by lessors on AGM strip policies that were outstanding as of November 13, 2008, up to the commitment amount. The commitment amount of the Strip Coverage Facility was $1 billion at closing of the AGMH Acquisition but is scheduled to amortize over time. As of September 30, 2012, the maximum commitment amount of the Strip Coverage Facility has amortized to $969 million. It may also be reduced in 2014 to $750 million, if AGM does not have a specified consolidated net worth at that time.

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

As of September 30, 2012, no amounts were outstanding under this facility, nor have there been any borrowings during the life of this facility.

Limited-Recourse Credit Facilities

AG Re Credit Facility

On July 31, 2007, AG Re entered into a limited recourse credit facility (“AG Re Credit Facility”) with a syndicate of banks which provides up to $200 million for the payment of losses in respect of the covered portfolio. The AG Re Credit

Facility expires in June 2014. The facility can be utilized after AG Re has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $260 million or the average annual debt service of the covered portfolio multiplied by 4.5%. The obligation to repay loans under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral.

As of September 30, 2012, no amounts were outstanding under this facility nor have there been any borrowings during the life of this facility.

Letters of Credit

AGC entered into a letter of credit agreement in December 2011 with Bank of New York Mellon totaling approximately $3 million in connection with a 2008 lease for office space, which space was subsequently sublet. As of September 30, 2012, $3 million was outstanding under this letter of credit.

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

The Put Agreements have no scheduled termination date or maturity. However, each Put Agreement will terminate if (subject to certain grace periods) (1) AGC fails to pay the put premium as required, (2) AGC elects to have the AGC Preferred Stock bear a fixed rate dividend (a “Fixed Rate Distribution Event”), (3) AGC fails to pay dividends on the AGC Preferred Stock, or the Custodial Trust’s fees and expenses for the related period, (4) AGC fails to pay the redemption price of the AGC Preferred Stock, (5) the face amount of a Custodial Trust’s CCS Securities is less than $20 million, (6) AGC terminates the Put Agreement, or (7) a decree of judicial dissolution of the Custodial Trust is entered. If, as a result of AGC’s failure to pay the put premium, the Custodial Trust is liquidated, AGC will be required to pay a termination payment, which will in turn be distributed to the holders of the AGC CCS Securities. The termination payment will be at a rate equal to 1.10% per annum of the amount invested in Eligible Assets calculated from the date of the failure to pay the put premium through the end of the applicable period. As of September 30, 2012 the put option had not been exercised.

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

The AGM CPS Securities

In June 2003, $200.0 million of AGM CPS Securities, money market preferred trust securities, were issued by trusts created for the primary purpose of issuing the AGM CPS Securities, investing the proceeds in high-quality commercial paper and selling put options to AGM, allowing AGM to issue the trusts non-cumulative redeemable perpetual preferred stock (the “AGM Preferred Stock”) of AGM in exchange for cash. There are four trusts, each with an initial aggregate face amount of $50 million. These trusts hold auctions every 28 days, at which time investors submit bid orders to purchase AGM CPS Securities. If AGM were to exercise a put option, the applicable trust would transfer the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, to AGM in exchange for AGM Preferred Stock. AGM pays a floating put premium to the trusts, which represents the difference between the commercial paper yield and the winning auction rate (plus all fees and expenses of the trust). If an auction does not attract sufficient clearing bids, however, the auction rate is subject to a maximum rate of one-month LIBOR plus 200 basis points for the next succeeding distribution period. Beginning in August 2007, the AGM CPS Securities required the maximum rate for each of the relevant trusts. AGM continues to have the ability to exercise its put option and cause the related trusts to purchase AGM Preferred Stock. The trusts provide AGM access to new capital at its sole discretion through the exercise of the put options. The Company does not consider itself to be the primary beneficiary of the trusts. As of September 30, 2012 the put option had not been exercised.

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

Fixed Maturity Securities and Short-Term Investments

The Company’s fixed maturity securities and short-term investments had a duration of 4.6 years as of September 30, 2012 and 4.7 years as of December 31, 2011. Generally, the Company’s fixed maturity securities are designated as available-for-sale. Fixed maturity securities designated as available for sale are reported at their fair value, and the change in fair value is reported as part of AOCI except for the credit component of the unrealized loss for securities deemed to be OTTI. If management believes the decline in fair value is “other-than-temporary,” the Company writes down the carrying value of the investment and records a realized loss in the consolidated statements of operations for an amount equal to the credit component of the unrealized loss. For additional information, see Note 8 of the Financial Statements, Investments.

Fair value of fixed maturity securities is based upon market prices provided by either independent pricing services or, when such prices are not available, by reference to broker or underwriter bid indications. The Company’s fixed maturity and short term portfolio is primarily invested in publicly traded securities. For more information about the Investment Portfolio and a detailed description of the Company’s valuation of investments see Note 8 of the Financial Statements, Investments.

Fixed Maturity Securities and Short Term Investments
by Security Type

	As of September 30, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in millions)
Fixed maturity securities:
U.S. government and agencies	$743	$66	$—	$809
Obligations of state and political subdivisions(1)	5,213	501	0	5,714
Corporate securities	947	83	0	1,030
Mortgage-backed securities(2):
RMBS	1,393	76	(85)	1,384
CMBS	475	39	0	514
Asset-backed securities	532	42	(13)	561
Foreign government securities	286	20	0	306
Total fixed maturity securities	9,589	827	(98)	10,318
Short-term investments	564	0	0	564
Total fixed maturity and short-term investments	$10,153	$827	$(98)	$10,882

	As of December 31, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in millions)
Fixed maturity securities:
U.S. government and agencies	$850	$72	$0	$922
Obligations of state and political subdivisions	5,097	359	(1)	5,455
Corporate securities	989	52	(2)	1,039
Mortgage-backed securities(1):
RMBS	1,454	64	(90)	1,428
CMBS	476	24	0	500
Asset-backed securities	439	38	(19)	458
Foreign government securities	333	13	(6)	340
Total fixed maturity securities	9,638	622	(118)	10,142
Short-term investments	734	—	—	734
Total fixed maturity and short-term investments	$10,372	$622	$(118)	$10,876
 ____________________

(1)	Government-agency obligations were approximately 62% of mortgage backed securities as of September 30, 2012 and 66% as of December 31, 2011, based on fair value.

The following tables summarize, for all fixed maturity securities in an unrealized loss position as of September 30, 2012 and December 31, 2011, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.
Fixed Maturity Securities
Gross Unrealized Loss by Length of Time

	As of September 30, 2012
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
U.S. government and agencies	$—	$—	$—	$—	$—	$—
Obligations of state and political subdivisions	22	0	—	—	22	0
Corporate securities	16	0	—	—	16	0
Mortgage-backed securities:
RMBS	156	(47)	95	(38)	251	(85)
CMBS	2	0	—	—	2	0
Asset-backed securities	20	(2)	33	(11)	53	(13)
Foreign government securities	2	0	—	—	2	0
Total	$218	$(49)	$128	$(49)	$346	$(98)
Number of securities		39		16		55
Number of securities with OTTI		6		6		12

	As of December 31, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
U.S. government and agencies	$4	$0	$—	$—	$4	$0
Obligations of state and political subdivisions	17	0	21	(1)	38	(1)
Corporate securities	80	(2)	3	—	83	(2)
Mortgage-backed securities:					—	—
RMBS	187	(68)	36	(22)	223	(90)
CMBS	3	0	—	—	3	0
Asset-backed securities	—	—	26	(19)	26	(19)
Foreign government securities	141	(6)	—	—	141	(6)
Total	$432	$(76)	$86	$(42)	$518	$(118)
Number of securities		56		20		76
Number of securities with OTTI		6		4		10

Of the securities in an unrealized loss position for 12 months or more as of September 30, 2012, nine securities had an unrealized loss greater than 10% of book value. The total unrealized loss for these securities as of September 30, 2012 was $49 million. The Company has determined that the unrealized losses recorded as of September 30, 2012 are yield related and not the result of other-than-temporary impairments.

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

The amortized cost and estimated fair value of the Company’s available-for-sale fixed maturity securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed Maturity Securities by Contractual Maturity

	As of September 30, 2012
	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$379	$382
Due after one year through five years	1,442	1,525
Due after five years through 10 years	2,305	2,550
Due after 10 years	3,595	3,963
Mortgage-backed securities:
RMBS	1,393	1,384
CMBS	475	514
Total	$9,589	$10,318

The following table summarizes the ratings distributions of the Company’s investment portfolio as of September 30, 2012 and December 31, 2011. Ratings reflect the lower of the Moody’s and S&P classifications, except for bonds purchased for loss mitigation or risk management strategies, which use Assured Guaranty’s internal ratings classifications.

Distribution of Fixed Maturity Securities by Rating

Rating	As of September 30, 2012	As of December 31, 2011
AAA	18.8%	19.0%
AA	61.4	62.6
A	14.4	14.5
BBB	0.4	—
BIG(1)	5.0	1.6
Not rated	—	2.3
Total	100.0%	100.0%
____________________

(1)
Includes securities purchased or obtained as part of loss mitigation or other risk management strategies of $1,150 million in par with carrying value of $518 million or 5.0% of fixed maturity securities as of September 30, 2012 and of $924 million in par with carrying value of $378 million or 3.7% of fixed maturity securities as of December 31, 2011.

As of September 30, 2012, the Company’s investment portfolio contained 32 securities that were not rated or rated BIG which primarily relate to the Company's loss mitigation efforts, compared to 30 securities as of December 31, 2011. As of September 30, 2012 and December 31, 2011, the weighted average credit quality of the Company’s entire investment portfolio was AA.

The Company purchased securities that it has insured, and for which it has expected losses, in order to mitigate the economic effect of insured losses. These securities were purchased at a discount and are accounted for excluding the effects of the Company’s insurance on the securities. As of September 30, 2012, securities purchased for loss mitigation purposes, excluding securities issued by consolidated FG VIEs, had a fair value of $314 million representing $863 million of par.

Under the terms of certain credit derivative contracts, the Company has obtained the obligations referenced in the transactions and recorded such assets in fixed maturity securities in the consolidated balance sheets. Such amounts totaled $194 million, representing $220 million in par.

As of September 30, 2012, $1,237 million of the Company’s fixed maturity securities were guaranteed by third parties. The following table presents the fair value of securities with third-party guaranties by underlying credit rating.

Rating(1)	As of September 30, 2012
(in millions)
AA	$705
A	523
BIG	9
Total	$1,237
 ____________________
(1)Ratings are lower of Moody’s and S&P.

Distribution by Third-Party Guarantor

Guarantor	As of September 30, 2012
(in millions)
National Public Finance Guarantee Corporation	$664
Ambac	537
CIFG Assurance North America Inc.	21
Financial Guaranty Insurance Co.	6
Berkshire Hathaway Assurance Corporation	6
Syncora Guarantee Inc.	3
Total	$1,237

Short-term investments include securities with maturity dates equal to or less than one year at the time of purchase. The Company’s short-term investments consist of money market funds, discount notes and certain time deposits for foreign cash portfolios. Short-term investments are reported at fair value.

Under agreements with its cedants and in accordance with statutory requirements, the Company maintains fixed maturity securities in trust accounts for the benefit of reinsured companies, which amounted to $412 million and $380 million as of September 30, 2012 and December 31, 2011, respectively. In addition, to fulfill state licensing requirements the Company has placed on deposit eligible securities of $27 million and $24 million as of September 30, 2012 and December 31, 2011, respectively, for the protection of the policyholders. To provide collateral for a letter of credit, the Company holds a fixed maturity investment in a segregated account which amounted to $4 million as of September 30, 2012 and December 31, 2011, respectively.  In connection with an excess of loss reinsurance facility, $22 million of short-term security has been deposited into a trust for the benefit of the reinsurers.

Under certain derivative contracts, the Company is required to post eligible securities as collateral. The need to post collateral under these transactions is generally based on mark-to-market valuations in excess of contractual thresholds. The fair market value of the Company’s pledged securities totaled $687 million and $780 million as of September 30, 2012 and December 31, 2011, respectively.

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

Investment in Portfolio Funding Company LLC I

In the third quarter of 2010, as part of loss mitigation efforts under a CDS contract insured by the Company, the Company acquired a 50% interest in Portfolio Funding Company LLC I (“PFC”). PFC owns the distribution rights of a motion picture film library. The Company accounts for its interest in PFC as an equity investment. The Company’s equity earnings in PFC are included in net change in fair value of credit derivatives, as any proceeds from the investment are used to offset the Company’s payments under its CDS contract. During Nine Months 2012, the Company received $51 million from a payment of notes receivable from PFC.

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

As of September 30, 2012, the aggregate accreted GIC balance was approximately $3.9 billion. As of the same date, with respect to the FSAM assets covered by the Non-Guaranteed Put Contract, the aggregate accreted principal balance was approximately $5.7 billion, the aggregate market value was approximately $5.6 billion and the aggregate market value after agreed reductions was approximately $4.4 billion. Cash and net derivative value constituted another $0.1 billion of assets. Accordingly, as of September 30, 2012, the aggregate fair value (after agreed reductions) of the assets supporting the GIC business exceeded the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business. Therefore, no posting of collateral was required under the credit support annex applicable to the Non-Guaranteed Put Contract. Under the terms of that credit support annex, the collateral posting is recalculated on a weekly basis according to the formula set forth in the credit support annex, and a collateral posting is required whenever the collateralization levels tested by the formula are not satisfied, subject to a threshold of up to $5 million.

To provide additional support to the GIC Issuers’ ability to pay their GIC obligations when due, Dexia affiliates have agreed to assume the risk of loss and support the payment obligations of the GIC Subsidiaries in respect of the GICs and the

GIC business by providing liquidity commitments to lend against the FSAM assets. The term of the commitments will generally extend until the GICs have been paid in full. The liquidity commitments comprise (i) an amended and restated revolving credit agreement (the “Liquidity Facility”) pursuant to which DCL and Belfius (formerly Dexia Bank Belgium SA prior to its sale by Dexia to the Belgian state in October 2011) commit to provide funds to FSAM in an amount up to $8.0 billion, which was further amended on June 15, 2012 reducing the aggregate facility size down from $8.0 billion to $4.7 billion and further reduced to $1.5 billion as of September 30, 2012 as a result of GIC amortization (approximately $1.6 billion of which was outstanding as of September 30, 2012), and (ii) a master repurchase agreement (the “Repurchase Facility Agreement” and, together with the Liquidity Facility, the “Guaranteed Liquidity Facilities”) pursuant to which DCL will provide up to $3.5 billion of funds in exchange for the transfer by FSAM to DCL of FSAM securities that are not eligible to satisfy collateralization obligations of the GIC Issuers under the GICs. As of September 30, 2012, no amounts were outstanding under the Repurchase Facility Agreement. The failure of the Dexia affiliates to perform on the Guaranteed Liquidity Facilities will trigger Dexia SA’s and DCL’s obligations to purchase FSAM assets under the Non-Guaranteed Put Contract, as described above.

Despite the execution of the Non-Guaranteed Put Contract and the Guaranteed Liquidity Facilities, and the significant portion of FSAM assets comprised of highly liquid securities backed by the full faith and credit of the United States (as of September 30, 2012 approximately 34.6% of the FSAM Assets (measured by aggregate principal balance) was in cash or were obligations backed by the full faith and credit of the United States), AGM remains subject to the risk that Dexia may not make payments or securities available (i) on a timely basis, which is referred to as “liquidity risk,” or (ii) at all, which is referred to as “credit risk,” because of the risk of default. Even if Dexia has sufficient assets to pay all amounts when due, concerns regarding Dexia’s financial condition or willingness to comply with their obligations could cause one or more rating agencies to view negatively the ability or willingness of Dexia and its affiliates to perform under their various agreements and could negatively affect AGM’s ratings.

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

One situation in which AGM may be required to pay claims in respect of AGMH’s former financial products business if Dexia and its affiliates do not comply with their obligations is if AGM is downgraded. Most of the GICs insured by AGM allow for the withdrawal of GIC funds in the event of a downgrade of AGM, unless the relevant GIC Issuer posts collateral or otherwise enhances its credit. Most GICs insured by AGM allow for the termination of the GIC contract and a withdrawal of GIC funds at the option of the GIC holder in the event of a downgrade of AGM below a specified threshold, generally below A- by S&P or A3 by Moody’s, with no right of the GIC Issuer to avoid such withdrawal by posting collateral or otherwise enhancing its credit. Each GIC contract stipulates the thresholds below which the GIC provider must post eligible collateral along with the types of securities eligible for posting and the collateralization percentage applicable to each security type. These collateralization percentages range from 100% of the GIC balance for cash posted as collateral to, typically, 108% for asset-backed securities. At September 30, 2012, a downgrade of AGM to below AA- by S&P and Aa3 by Moody’s (i.e., A+ by S&P and A1 by Moody’s) would result in withdrawal of $358 million of GIC funds and the need to post collateral on GICs with a balance of $2.9 billion. In the event of such a downgrade, assuming an average margin of 105%, the market value as of September 30, 2012 that the GIC Issuers would be required to post in order to avoid withdrawal of any GIC funds would be $3.1 billion.

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

As of September 30, 2012, the maximum commitment amount of the Strip Coverage Facility has amortized to $969 million.

As of September 30, 2012, no advances were outstanding under the Strip Coverage Facility.

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

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2012. Based on their evaluation as of September 30, 2012 covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal controls over financial reporting during the Company’s quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

In August 2008, a number of financial institutions and other parties, including AGM and other bond insurers, were named as defendants in a civil action brought in the circuit court of Jefferson County, Alabama relating to the County’s problems meeting its sewer debt obligations: Charles E. Wilson vs. JPMorgan Chase & Co et al (filed the Circuit Court of Jefferson County, Alabama), Case No. 01-CV-2008-901907.00, a putative class action. The action was brought on behalf of rate payers, tax payers and citizens residing in Jefferson County, and alleges conspiracy and fraud in connection with the issuance of the County’s debt. The complaint in this lawsuit seeks equitable relief, unspecified monetary damages, interest, attorneys’ fees and other costs. On January, 13, 2011, the circuit court issued an order denying a motion by the bond insurers and other defendants to dismiss the action. Defendants, including the bond insurers, have petitioned the Alabama Supreme Court for a writ of mandamus to the circuit court vacating such order and directing the dismissal with prejudice of plaintiffs’ claims for lack of standing. The Company cannot reasonably estimate the possible loss, if any, or range of loss that may arise from this lawsuit.

Beginning in July 2008, AGM and various other financial guarantors were named in complaints filed in the Superior Court for the State of California, City and County of San Francisco. Since that time, plaintiffs’ counsel has filed amended complaints against AGM and AGC and added additional plaintiffs. As of the date of this filing, the plaintiffs with complaints against AGM and AGC, among other financial guaranty insurers, are: (a) City of Los Angeles, acting by and through the Department of Water and Power; (b) City of Sacramento; (c) City of Los Angeles; (d) City of Oakland; (e) City of Riverside; (f) City of Stockton; (g) County of Alameda; (h) County of Contra Costa; (i) County of San Mateo; (j) Los Angeles World Airports; (k) City of Richmond; (l) Redwood City; (m) East Bay Municipal Utility District; (n) Sacramento Suburban Water District; (o) City of San Jose; (p) County of Tulare; (q) The Regents of the University of California; (r) The Redevelopment Agency of the City of Riverside; (s) The Public Financing Authority of the City of Riverside; (t) The Jewish Community Center of San Francisco; (u) The San Jose Redevelopment Agency; (v) The Redevelopment Agency of the City of Stockton; (w) The Public Financing Authority of the City of Stockton; and (x) The Olympic Club. Complaints filed by the City and County of San Francisco and the Sacramento Municipal Utility District were subsequently dismissed against AGM and AGC. These complaints allege that the financial guaranty insurer defendants (i) participated in a conspiracy in violation of California’s antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and created market demand for municipal bond insurance, (ii) participated in risky financial transactions in other lines of business that damaged each insurer’s financial condition (thereby undermining the value of each of their guaranties), and (iii) failed to adequately disclose the impact of those transactions on their financial condition. In addition to their antitrust claims, various plaintiffs in these actions assert claims for breach of the covenant of good faith and fair dealing, fraud, unjust enrichment, negligence, and negligent misrepresentation. At hearings held in July and October 2011 relating to AGM, AGC and the other defendants’ demurrer, the court overruled the demurrer on the following claims: breach of contract, violation of California’s antitrust statute and of its unfair business practices law, and fraud. The remaining claims were dismissed. On December 2, 2011, AGM, AGC and the other bond insurer defendants filed an anti-SLAPP (“Strategic Lawsuit Against Public Participation”) motion to strike the complaints under California’s Code of Civil Procedure. On May 1, 2012, the court ruled in favor of the bond insurer defendants on the first stage of the anti-SLAPP motion as to the causes of action arising from the alleged conspiracy, but denied the motion as to those causes of action based on transaction specific representations and omissions about the bond insurer defendants’ credit ratings and financial health.  The court has scheduled a hearing on the second stage of the anti-SLAPP motion for March 6, 2013. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys’ fees, costs and other expenses. The Company cannot reasonably estimate the possible loss, if any, or range of loss that may arise from these lawsuits.

In September 2010, AGM, among others, was named as a defendant in an interpleader complaint filed by Wells Fargo Bank, N.A., as trust administrator, in the United States District Court, Southern District of New York. The interpleader complaint relates to the MASTR Adjustable Rate Mortgages Trust 2006-OA2, Mortgage Pass-Through Certificates, Series 2006-OA2 RMBS transaction, in which AGM had insured certain classes of certificates. Certain holders of uninsured certificates have disputed payments made by the trust administrator to reimburse AGM for claims it had paid under its financial guaranty policy, and the trust administrator sought adjudication of the priority of AGM’s reimbursements. On March 29, 2011, the court granted a motion for judgment on the pleadings and ruled that, pursuant to the waterfall, AGM is only entitled to receive funds that would otherwise have been distributed to the holders of the classes that AGM insures, and that AGM receive such funds at the respective steps in the waterfall that immediately follow the steps at which such certificate holders would otherwise have received such funds. The court further ordered AGM to repay to the MARM 2006-OA2 trust the approximately $7 million that had been credited to it by Wells Fargo. On December 13, 2011, the court entered judgment substantially in conformance with its March 29, 2011 decision. AGM appealed the judgment, and in July 2012, the judge granted AGM’s motion that the judgment be stayed pending the appeal. AGM has paid approximately $146 million in claims on this transaction and estimates that, as a result of this adverse decision, if and to the extent it is not modified, such amount will not be reimbursed. Such amount does not include the repayment of the $7 million credit.

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

On November 28, 2011, Lehman Brothers International (Europe) (in administration) (“LBIE”) sued AG Financial Products Inc. (“AG Financial Products”), an affiliate of AGC which in the past had provided credit protection to counterparties under credit default swaps. AGC acts as the credit support provider of AG Financial Products under these credit default swaps. LBIE’s complaint, which was filed in the Supreme Court of the State of New York, alleged that AG Financial Products improperly terminated nine credit derivative transactions between LBIE and AG Financial Products and improperly calculated the termination payment in connection with the termination of 28 other credit derivative transactions between LBIE and AG Financial Products. With respect to the 28 credit derivative transactions, AG Financial Products calculated that LBIE owes AG Financial Products approximately $25 million, whereas LBIE asserted in the complaint that AG Financial Products owes LBIE a termination payment of approximately $1.4 billion. LBIE is seeking unspecified damages. On February 3, 2012, AG Financial Products filed a motion to dismiss certain of the counts in the complaint. Oral arguments on such motion to dismiss took place in September 2012. The Company cannot reasonably estimate the possible loss, if any, that may arise from this lawsuit.

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
.

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

Five of these cases named both AGMH and AGM: (a) Hinds County, Mississippi v. Wachovia Bank, N.A.; (b) Fairfax County, Virginia v. Wachovia Bank, N.A.; (c) Central Bucks School District, Pennsylvania v. Wachovia Bank, N.A.; (d) Mayor and City Council of Baltimore, Maryland v. Wachovia Bank, N.A.; and (e) Washington County, Tennessee v. Wachovia Bank, N.A. In April 2009, the MDL 1950 court granted the defendants’ motion to dismiss on the federal claims, but granted leave for the plaintiffs to file a second amended complaint. In June 2009, interim lead plaintiffs’ counsel filed a Second Consolidated Amended Class Action Complaint; although the Second Consolidated Amended Class Action Complaint currently describes some of AGMH’s and AGM’s activities, it does not name those entities as defendants. In March 2010, the MDL 1950 court denied the named defendants’ motions to dismiss the Second Consolidated Amended Class Action Complaint. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys’ fees and other costs. The Company cannot reasonably estimate the possible loss, if any, or range of loss that may arise from these lawsuits.

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

The MDL 1950 court denied AGM and AGUS’s motions to dismiss these eleven complaints in April 2010. Amended complaints were filed in May 2010. On October 29, 2010, AGM and AGUS were voluntarily dismissed with prejudice from the Sacramento Municipal Utility District case only. The complaints in these lawsuits generally seek or sought unspecified monetary damages, interest, attorneys’ fees, costs and other expenses. The Company cannot reasonably estimate the possible loss, if any, or range of loss that may arise from the remaining lawsuits.

In May 2010, AGM and AGUS, among other defendants, were named in five additional non-class action cases filed in federal court in California: (a) City of Richmond, California v. Bank of America, N.A. (filed on May 18, 2010, N.D. California); (b) City of Redwood City, California v. Bank of America, N.A. (filed on May 18, 2010, N.D. California); (c) Redevelopment Agency of the City and County of San Francisco, California v. Bank of America, N.A. (filed on May 21, 2010, N.D. California); (d) East Bay Municipal Utility District, California v. Bank of America, N.A. (filed on May 18, 2010, N.D. California) ; and (e) City of San Jose and the San Jose Redevelopment Agency, California v. Bank of America, N.A (filed on May 18, 2010, N.D. California). These cases have also been transferred to the Southern District of New York and consolidated with MDL 1950 for pretrial proceedings. In September 2010, AGM and AGUS, among other defendants, were named in a sixth additional non-class action filed in federal court in New York, but which alleges violation of New York’s Donnelly Act in addition to federal antitrust law: Active Retirement Community, Inc. d/b/a Jefferson’s Ferry v. Bank of America, N.A. (filed on September 21, 2010, E.D. New York), which has also been transferred to the Southern District of New York and consolidated with MDL 1950 for pretrial proceedings. In December 2010, AGM and AGUS, among other defendants, were named in a seventh additional non-class action filed in federal court in the Central District of California, Los Angeles Unified School District v. Bank of America, N.A., and in an eighth additional non-class action filed in federal court in the Southern District of New York, Kendal on Hudson, Inc. v. Bank of America, N.A. These cases also have been consolidated with MDL 1950 for pretrial proceedings. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys’ fees, costs and other expenses. The Company cannot reasonably estimate the possible loss, if any, or range of loss that may arise from these lawsuits.

In January 2011, AGM and AGUS, among other defendants, were named in an additional non-class action case filed in federal court in New York, which alleges violation of New York’s Donnelly Act in addition to federal antitrust law: Peconic Landing at Southold, Inc. v. Bank of America, N.A. This case has been consolidated with MDL 1950 for pretrial proceedings. The complaint in this lawsuit generally seeks unspecified monetary damages, interest, attorneys’ fees, costs and other expenses. The Company cannot reasonably estimate the possible loss, if any, or range of loss that may arise from this lawsuit.

In September 2009, the Attorney General of the State of West Virginia filed a lawsuit (Circuit Ct. Mason County, W. Va.) against Bank of America, N.A. alleging West Virginia state antitrust violations in the municipal derivatives industry, seeking damages and alleging, among other things, a conspiracy to fix the pricing of, and manipulate bids for, municipal derivatives, including GICs. An amended complaint in this action was filed in June 2010, adding a federal antitrust claim and naming AGM (but not AGMH) and AGUS, among other defendants. This case has been removed to federal court as well as transferred to the S.D.N.Y. and consolidated with MDL 1950 for pretrial proceedings. The complaint in this lawsuit generally seeks civil penalties, unspecified monetary damages, interest, attorneys’ fees, costs and other expenses. The Company cannot reasonably estimate the possible loss, if any, or range of loss that may arise from this lawsuit.

ITEM 1A.	RISK FACTORS

The following information, which could materially affect the Company’s business, financial condition or future results, contains material updates and/or additions to the risk factors set forth in Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and Part II, “Item 1A. Risk Factors” of the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, and should be considered carefully and read in conjunction with the information set forth in such Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and in the Company’s other filings with the SEC.  The risks and uncertainties described below are not the only ones the Company faces.  Additional risks not presently known to the Company or that it currently deems immaterial may also impair its business or results of operations.  Any of the risks described below could result in a significant or material adverse effect on the Company’s results of operations or financial condition.

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

In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) signed into law on July 21, 2010 could result in requirements for the Company to maintain capital and/or post margin with respect to any future derivative transactions and possibly maintain capital on its existing insured derivatives portfolio. If such requirements apply, the Company likely will forgo transactions in the future that are deemed swap or security-based swap transactions. Earlier in 2012, SEC and the Commodity Futures Trading Commission (“CFTC”) released final rules indicating that the Company's existing insured derivatives portfolio should be included in tests used to determine if the Company or its affiliates will be deemed to be “swap dealers” or “major swap participants” (“MSPs”) under the Dodd-Frank Act, even though such portfolio is in run-off. The SEC and the CFTC have also released final rules defining the terms “swap,” “security-based swap,” and “mixed swap,” an important step in finalizing the regulatory framework applicable to derivatives activities. Although the Company is still assessing its status under these rules, it believes it is likely to be required to register as an MSP. MSP designation and registration would likely expose the Company to increased compliance costs. The magnitude of related capital requirements resulting from designation and registration, and the extent to which such requirements would apply to the Company's legacy insured derivatives portfolio, will depend on the release of final rules by the SEC and CFTC, which has not yet occurred. As discussed in the risk factor entitled “Risks Related to the Company's Capital and Liquidity Requirements —The Company may require additional capital from time to time, including from soft capital and liquidity credit facilities, which may not be available or may be available only on unfavorable terms” in the Company's 2011 Form 10-K, we cannot assure you that we will be able to obtain, or obtain on favorable terms, additional capital that may be required by the Dodd-Frank Act.

Pursuant to the Dodd-Frank Act, the Financial Stability Oversight Council ("FSOC") is charged with identifying certain non-bank financial companies to be subject to supervision by the Board of Governors of the Federal Reserve System.  Although the Company is unlikely to be so designated based on its size, the FSOC also considers other factors, such as an entity's interconnectedness with other financial institutions, which could raise the Company's profile in this context. In a parallel international process, the International Association of Insurance Supervisors published a proposed assessment methodology for identifying global systematically important insurers which explicitly identified financial guaranty insurance as an activity that poses increased systemic risk relative to more traditional insurance activities.

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
The uncertainty of expected losses has substantially increased since mid-2007, especially for RMBS transactions. Current expected losses in such transactions, as well as other mortgage related transactions, far exceed initial expected losses due to the high level of mortgage defaults across all U.S. regions. As a result, historical loss data may have limited value in predicting future RMBS losses. The Company's loss reserve models take into account current and expected future trends in loss severities which contemplate the impact of current and probable foreclosure liquidation expectations, default rates, prepayment speeds and other factors impacting transaction cash flows and ultimately losses. These factors, which are integral elements of the Company's reserve estimation methodology, are updated on a quarterly basis based on current U.S. RMBS performance data, which contain (where applicable) the actual impact of temporary foreclosure moratoriums and other factors affecting the U.S. real estate market. The Company's loss estimation models do not specifically include an adjustment for temporary foreclosure moratoriums, which may, in some instances, delay default resolution and prolong foreclosure timelines without curing the underlying borrower defaults or reducing losses.
The Company's estimate of expected RMBS losses takes into account expected recoveries from sellers and originators of the underlying residential mortgages. RMBS transaction documentation generally specifies that the seller or originator must repurchase a loan from the RMBS transaction if the seller or originator has breached its representations and warranties regarding that loan and if that breach materially and adversely affects (a) the interests of the trust, the trustee, the noteholders or the financial guaranty insurer in the mortgage loan or (b) the value of the mortgage loan. In order to enforce the repurchase remedy, the Company has been reviewing mortgage loan files for RMBS transactions that it has insured in order to identify the loans that the Company believes violate the seller's or originator's representations and warranties regarding the characteristics of such loans. The Company then submits or “puts back” such loans to the sellers or originators for repurchase from the RMBS transaction.
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
The methodologies that the Company uses to estimate expected losses in general and for any specific obligation in particular may not be similar to methodologies used by the Company's competitors, counterparties or other market participants. Subsequent to the AGMH Acquisition, the Company harmonized the approaches it and AGMH use to estimate expected losses for RMBS and other transactions. For additional discussion of the Company's reserve methodologies, see Note 4 of Financial Statements, Financial Guaranty Insurance Contracts.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during Third Quarter 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1 - July 30	—	$—	—	2,933,241
August 1 - August 31	—	$—	—	2,933,241
September 1 - September 30	—	$—	—	2,933,241
Total	—	$—	—
____________________

(1)	In November 2011, the Company’s Board of Directors approved a share repurchase program for up to 5.0 million common shares.

ITEM 6.	EXHIBITS.

See Exhibit Index for a list of exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURED GUARANTY LTD. (Registrant)

Dated November 9, 2012	By:	/s/ ROBERT A. BAILENSON

Robert A. Bailenson Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Assured Guaranty Ltd. Supplemental Employee Retirement Plan, as amended and restated effective January 1, 2009 and as amended by the First, Second, Third, Fourth and Fifth Amendments*
10.2	Assured Guaranty Ltd. 2004 Long-Term Incentive Plan, as amended and restated as of May 7, 2009 and as amended by the First Amendment*
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.1
The following financial information from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the Three and Nine Months ended September 30, 2012 and 2011 (iv) Consolidated Statement of Shareholders’ Equity for the Nine Months ended September 30, 2012; (v) Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.

*Management contract or compensatory plan