Form 10-K
period 2012-12-31
ASSURED GUARANTY LTD
filed 2013-03-01
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of Common Shares held by non-affiliates of the Registrant as of the close of business on June 30, 2012 was $2,425,375,248 (based upon the closing price of the Registrant's shares on the New York Stock Exchange on that date, which was $14.10). For purposes of this information, the outstanding Common Shares which were owned by all directors and executive officers of the Registrant were deemed to be the only shares of Common Stock held by affiliates.
As of February 22, 2013, 194,257,200 Common Shares, par value $0.01 per share, were outstanding (includes 88,549 unvested restricted shares).
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of Registrant's definitive proxy statement relating to its 2013 Annual General Meeting of Shareholders are incorporated by reference to Part III of this report.

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

Any or all of Assured Guaranty’s forward looking statements herein are based on current expectations and the current economic environment and may turn out to be incorrect. Assured Guaranty’s actual results may vary materially. Among factors that could cause actual results to differ materially are:

·                  rating agency action, including a ratings downgrade, a change in outlook, the placement of ratings on watch for downgrade, or a change in rating criteria, at any time, of Assured Guaranty or any of its subsidiaries and/or of transactions that Assured Guaranty’s subsidiaries have insured;

·                  developments in the world’s financial and capital markets that adversely affect the demand for the Company's insurance, issuers’ payment rates, Assured Guaranty’s loss experience, its exposure to refinancing risk in transactions (which could result in substantial liquidity claims on its guarantees), its access to capital, its unrealized (losses) gains on derivative financial instruments or its investment returns;

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

·                  the failure of Assured Guaranty to realize insurance loss recoveries or damages expected from originators, sellers, sponsors, underwriters or servicers of residential mortgage-backed securities transactions through loan putbacks, settlement negotiations or litigation;

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

If one or more of these or other risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, actual results may vary materially from what the Company projected. Any forward looking statements in this Form 10-K reflect the Company’s current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to its operations, results of operations, growth strategy and liquidity.

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

Overview

Assured Guaranty Ltd. ("AGL" and, together with its subsidiaries, "Assured Guaranty" or the "Company") is a Bermuda-based holding company incorporated in 2003 that provides, through its subsidiaries, credit protection products to the United States ("U.S.") and international public finance, infrastructure and structured finance markets. The Company applies its credit underwriting judgment, risk management skills and capital markets experience to offer insurance that protects holders of debt instruments and other monetary obligations from defaults in scheduled payments, including scheduled interest and principal payments. The securities insured by the Company include taxable and tax-exempt obligations issued by U.S. state or municipal governmental authorities, utility districts or facilities; notes or bonds issued to finance international infrastructure projects; and asset-backed securities issued by special purpose entities. The Company markets its credit protection products directly to issuers and underwriters of public finance, infrastructure and structured finance securities as well as to investors in such debt obligations. The Company guarantees debt obligations issued in many countries, although its principal focus is on the U.S., as well as Europe and Australia.

On July 1, 2009, the Company acquired Financial Security Assurance Holdings Ltd. (renamed Assured Guaranty Municipal Holdings Inc., "AGMH"), and AGMH's subsidiaries, from Dexia Holdings, Inc. ("Dexia Holdings"). AGMH's principal insurance subsidiary is Financial Security Assurance Inc. (renamed Assured Guaranty Municipal Corp., "AGM"). The acquisition, which the Company refers to as the AGMH Acquisition, did not include the acquisition of AGMH's former financial products business, which was comprised of its guaranteed investment contracts business, its medium term notes business and the equity payment agreements associated with AGMH's leveraged lease business (collectively, the "Financial Products Business"). The AGMH subsidiaries that conducted AGMH's former Financial Products Business were sold to Dexia Holdings prior to completion of the AGMH Acquisition and the Company entered into various agreements with Dexia SA (the parent of Dexia Holdings) and certain of its present and former subsidiaries (collectively, "Dexia"), in order to transfer to such Dexia entities the credit and liquidity risks associated with AGMH's former Financial Products Business. The agreements are described in additional detail in "Item 1A, Risk Factors—Risks Related to the AGMH Acquisition—The Company has exposure to credit and liquidity risks from Dexia."

The Company conducts its financial guaranty business on a direct basis from two companies: AGM and Assured Guaranty Corp. ("AGC"). AGM writes insurance exclusively on U.S. public finance and global infrastructure risks. AGC underwrites global structured finance obligations as well as U.S. public finance and global infrastructure obligations. Neither company currently underwrites new U.S. residential mortgage backed securities transactions. The following is a description of AGL's three principal operating subsidiaries.

Assured Guaranty Municipal Corp.

•
AGM, an insurance company located and domiciled in New York, was organized in 1984 and commenced operations in 1985. Since mid-2008, it only provides insurance that protects against principal and interest payment defaults on debt obligations in the U.S. public finance and global infrastructure market. Previously, AGM also offered insurance and reinsurance in the global structured finance market.

•
AGM owns 100% of Assured Guaranty Municipal Insurance Company (formerly FSA Insurance Company), which primarily provides reinsurance to AGM. It was domiciled in Oklahoma and has re-domesticated to New York. AGM and Assured Guaranty Municipal Insurance Company together own Assured Guaranty (Bermuda) Ltd. (formerly Financial Security Assurance International Ltd.), a Bermuda insurance company that also provides reinsurance to AGM and previously provided insurance for transactions outside the U.S. and European markets.

•
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

Assured Guaranty Corp.

•
AGC, an insurance company located in New York and domiciled in Maryland, was organized in 1985 and commenced operations in January 1988. It provides insurance that protects against principal and interest payment defaults on debt obligations in the U.S. public finance and the global infrastructure and structured finance markets. AGC owns 100% of Assured Guaranty (U.K.) Ltd. ("AGUK"), a company incorporated in the U.K. as a U.K. insurance company. The Company elected to place AGUK into run-off and the U.K. Financial Services Authority has approved its run-off plan.

Assured Guaranty Re Ltd.

•
Assured Guaranty Re Ltd. ("AG Re") is incorporated under the laws of Bermuda and is licensed as a Class 3B insurer under the Insurance Act 1978 and related regulations of Bermuda. AG Re owns Assured Guaranty Overseas U.S. Holdings Inc., a Delaware corporation, which owns the entire share capital of Assured Guaranty Re Overseas Ltd. ("AGRO"), which is a Bermuda Class 3A and Class C insurer. AG Re and AGRO underwrite financial guaranty reinsurance and AGRO previously also underwrote residential mortgage reinsurance. AG Re and AGRO write business as reinsurers of third-party primary insurers and as reinsurers/retrocessionaires of certain affiliated companies. AGRO, in turn, owns Assured Guaranty Mortgage Insurance Company, a New York corporation that is authorized to provide mortgage guaranty insurance.

On May 31, 2012, the Company acquired Municipal and Infrastructure Assurance Corporation, which it has renamed Municipal Assurance Corporation ("MAC"), from Radian Asset Assurance Inc. ("Radian"). In January 2013, the Company announced its intention to launch MAC as a new financial guaranty insurer that provides insurance only on debt obligations in the U.S. public finance markets, in order to increase the Company's insurance penetration in such market.

The Company's insurance subsidiaries are chosen by obligors or investors to provide financial guaranty insurance on debt obligations for the Company's unconditional and irrevocable guaranty that protects against non-payment of scheduled principal and interest payments when due, and also because the debt or short-term credit ratings that such debt obligations would carry in the absence of the Company's credit enhancement would be lower than the financial strength ratings of the Company's insurance subsidiary that insures those obligations. When the debt obligations have the benefit of the Company's financial guaranty insurance, the rating agencies generally raise the debt or short-term credit ratings of such obligations to the same rating as the financial strength rating of the Assured Guaranty subsidiary that has guaranteed that obligation. Accordingly, investors in products insured by AGM, AGC or AGE frequently rely on rating agency ratings and a failure of AGM, AGC or AGE to maintain strong financial strength ratings or uncertainty over such ratings would have a negative impact on the demand for their insurance product.

Since 2008, the Company has been the most active provider of financial guaranty credit protection products. The Company's position in the market has been strengthened by its acquisition of AGMH in 2009, its ability to achieve and maintain investment-grade financial strength ratings, its strong claims-paying resources as compared to that of many of its former competitors, which have faced significant financial distress since 2007 and have been unable to underwrite new business, and its ability to achieve recoveries in respect of the claims that it has paid on insured residential mortgage-backed securities. However, since 2008, the Company has continued to face challenges in maintaining its market penetration. The challenges in 2012 were primarily due to:

•
The sustained low interest rate environment in the U.S. Interest rates have been historically low in the U.S. and are expected to remain so for the near future. In 2012, the average yield on the Thomson Reuters Municipal Market Data (MMD) scale for AAA-rated bonds maturing in 30 years was 3.04%, versus 4.23% in 2011. At the same time, the difference in yield between the MMD scale for A-rated General Obligation bonds maturing in 30 years versus the AAA benchmark narrowed to 74.5 basis points in 2012, versus 87.1 basis points in 2011. As a result, the difference in yield (or the credit spread) between a bond insured by Assured Guaranty and an uninsured bond has not been substantial, and the Company has seen a lower demand for its financial guaranty insurance from issuers than it has in the past.

•
Continued uncertainty over the Company's financial strength ratings. The Company's financial strength ratings have been subject to substantial uncertainty in recent years due to periodic rating agency reviews for possible downgrade and actual downgrades. In January 2011, Standard & Poor's Ratings Services ("S&P") requested comments on proposed changes to its bond insurance ratings criteria, noting that it could lower its financial strength ratings on existing investment-grade bond insurers by one or more rating categories if the proposed criteria were adopted. The resulting uncertainty over the Company's financial strength ratings was not resolved until November 30, 2011, when S&P downgraded the counterparty credit and financial strength ratings of AGM and AGC from AA+ to AA- (Stable Outlook). In March 2012, Moody's Investors Service, Inc. ("Moody's") placed the ratings of AGL and its subsidiaries, including the insurance financial strength ratings of AGL's insurance subsidiaries, on review for possible downgrade. Among the considerations cited by Moody's in its decision to review the ratings of AGM and AGC were (i) the constrained business opportunities reflecting lower origination volume and reduced demand for financial guaranty insurance across sectors, (ii) the continued economic stress in the U.S. and in Europe, resulting in an elevated portion of Assured Guaranty's portfolio in risks assessed as below investment grade, and (iii) the pressure on new business margins due to low interest rates and tight credit spreads. Moody's did not complete its review until January 17, 2013, when it downgraded the financial strength ratings of AGM and AGC from Aa3 to A2 and A3, respectively, and that of AG Re from A1 to Baa1. The uncertainty over the Company's financial strength ratings during the long review period had a negative effect on the demand for the Company's financial guaranties.

In addition, the Company's business continues to be affected by the rating agencies' past upgrades of their ratings of municipal bonds and/or recalibration of their rating scales applied to U.S. public finance issuances and issuers. These actions, combined with the downgrades of the Company's financial strength ratings, have decreased the percentage of the market that had underlying investment grade ratings lower than the Company's financial strength ratings and resulted in fewer opportunities for the Company to provide its financial guaranty insurance. Furthermore, the Company's business continues to be affected by continuing uncertainty over the value of financial guaranty insurance sold by other companies. The losses suffered by other insurers that had previously been active in the financial guaranty industry resulted in those companies being downgraded to below investment grade levels by the rating agencies and/or subject to intervention by their state insurance regulators. In a number of cases, the state insurance regulators prevented the distressed financial guaranty insurers from paying claims or paying such claims in full; in addition, such financial guaranty insurers were perceived not to be actively conducting surveillance on transactions or exercising rights and remedies to mitigate losses.

The Company believes that issuers and investors in securities will continue to purchase financial guaranty insurance, especially if interest rates rise and credit spreads widen. U.S. municipalities have budgetary requirements that are best met through financings in the fixed income capital markets. In particular, smaller municipal issuers may need guaranties in order to access the capital markets with new debt offerings at a lower all-in interest rate than on an unguaranteed basis. In addition, the Company expects long-term debt financings for infrastructure projects will grow throughout the world, as will the financing needs associated with privatization initiatives or refinancing of infrastructures in developed countries.

The Company's Financial Guaranty Portfolio

The Company primarily conducts its business through subsidiaries located in the U.S., Europe and Bermuda. The Company generally insures obligations issued in the U.S., although it has also guaranteed securities issued in Europe, Australia, South America and other international markets.

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

Both issuers of and investors in financial instruments may benefit from financial guaranty insurance. Issuers benefit when they purchase financial guaranty insurance for their new issue debt transaction because the insurance may have the effect of lowering an issuer's interest cost over the life of the debt transaction to the extent that the insurance premium charged by the Company is less than the net present value of the difference between the yield on the obligation insured by Assured Guaranty (which carries the credit rating of the specific subsidiary that guarantees the debt obligation) and the yield on the debt obligation if sold on the basis of its uninsured credit rating. The principal benefit to investors is that the Company's guaranty provides certainty that scheduled payments will be received when due. The guaranty may also improve the marketability of obligations issued by infrequent or unknown issuers, as well as obligations with complex structures or backed by asset classes new to the market. This benefit, which we call a "liquidity benefit," results from the increase in secondary market trading values for Assured Guaranty-insured obligations as compared to uninsured obligations by the same issuer. In general, the liquidity benefit of financial guaranties is that investors are able to sell insured bonds more quickly and, depending on the financial strength rating of the insurer, at a higher secondary market price than for uninsured debt obligations.

As an alternative to traditional financial guaranty insurance, prior to April 2009, the Company also has provided credit protection relating to a particular security or obligor through a credit derivative contract, such as a credit default swap ("CDS"). Under the terms of a CDS, the seller of credit protection agrees to make a specified payment to the buyer of credit protection if one or more specified credit events occurs with respect to a reference obligation or entity. In general, the credit events specified in the Company's CDSs are for interest and principal defaults on the reference obligation. One difference between CDSs and traditional primary financial guaranty insurance is that credit default protection is typically provided to a particular buyer rather than to all holders of the reference obligation. As a result, the Company's rights and remedies under a CDS may be different and more limited than on a financial guaranty of an entire issuance. Credit derivatives may be preferred by some investors, however, because they generally offer the investor ease of execution and standardized terms as well as more favorable accounting or capital treatment. The Company has not provided credit protection through a CDS since March 2009, other than in connection with loss mitigation and other remediation efforts relating to its existing book of business, and does not expect to write new credit default swaps.

The Company also offers credit protection through reinsurance, and in the past has provided reinsurance to other financial guaranty insurers with respect to their guaranty of public finance, infrastructure and structured finance obligations. The Company believes that the opportunities currently available to it in the reinsurance market consist primarily of offering credit protection through a reinsurance execution and also potentially assuming portfolios of transactions from inactive primary insurers and recapturing portfolios that it has previously ceded to third party reinsurers.

Financial Guaranty Portfolio

The Company's financial guaranty direct and assumed businesses provide credit enhancement, on public finance/infrastructure and structured finance obligations.

•
Public Finance and Infrastructure  Public finance obligations in the U.S. consist primarily of debt obligations issued by or on behalf of states or their political subdivisions (counties, cities, towns and villages, utility districts, public universities and hospitals, public housing and transportation authorities), other public and quasi public entities, private universities and hospitals, and investor owned utilities. These obligations generally are supported by the taxing authority of the issuer, the issuer's or underlying obligor's ability to collect fees or assessments for certain projects or public services or revenues from operations. This market also includes project finance obligations, as well as other structured obligations supporting infrastructure and other public works projects. Non-U.S. public finance obligations includes regulated utility obligations and obligations of local, municipal, regional or national governmental authorities located outside of the United States; they are described in greater detail under "Non-U.S. Public Finance Obligations" below. Infrastructure obligations in the U.S. and internationally consist primarily of debt obligations issued by a project or entity where the debt service is supported by the cash flows from the underlying project. Infrastructure transactions may also benefit from payments from a governmental or municipal tax authority or revenue source, although the principal payment source for an infrastructure transaction is generally from the cash flows of the underlying project itself.

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

A portion of the Company's exposure to tax-backed bonds, municipal utility bonds and transportation bonds constitute "special revenue" bonds under the U.S. Bankruptcy Code. Even if an obligor under a special revenue bond were to seek protection from creditors under Chapter 9 of the Bankruptcy Code, holders of the special revenue bond should continue to receive timely payments of principal and interest during the bankruptcy proceeding, subject to the special revenues being sufficient to pay debt service and the lien on the special revenues being subordinate to the necessary operating expenses of the project or system from which the revenues are derived. While "special revenues" acquired by the obligor after bankruptcy remain subject to the pre-petition pledge, special revenue bonds may be adjusted if their claim is determined to be "undersecured."

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

Pooled Corporate Obligations are securities primarily backed by various types of corporate debt obligations, such as secured or unsecured bonds, bank loans or loan participations and trust preferred securities ("TruPS"). These securities are often issued in "tranches," with subordinated tranches providing credit support to the more senior tranches. The Company's financial guaranty exposures generally are to the more senior tranches of these issues.

Residential Mortgage-Backed Securities ("RMBS") and Home Equity Securities are obligations backed by closed-end first mortgage loans and closed- and open-end second mortgage loans or home equity loans on one-to-four family residential properties, including condominiums and cooperative apartments. First mortgage loan products in these transactions include fixed rate, adjustable rate and option adjustable-rate mortgages. The credit quality of borrowers covers a broad range, including "prime", "subprime" and "Alt-A". A prime borrower is generally defined as one with strong risk characteristics as measured by factors such as payment history, credit score, and debt-to-income ratio. A subprime borrower is a borrower with higher risk characteristics, usually as determined by credit score and/or credit history. An Alt-A borrower is generally defined as a prime quality borrower that lacks certain ancillary characteristics, such as fully documented income. The Company has not insured a RMBS transaction since January 2008 and does not anticipate doing so again.

Financial Products is the guaranteed investment contracts ("GICs") portion of the former Financial Products Business of AGMH. AGM has issued financial guaranty insurance policies on the GICs and in respect of the GIC business that cannot be revoked or cancelled. Assured Guaranty is indemnified against loss from the former Financial Products Business by Dexia. The Financial Products Business is currently being run off and, as of December 31, 2012, the accreted value of the liabilities of the GIC issuers was $3.6 billion, compared to $4.7 billion as of December 31, 2011. As of December 31, 2012, with respect to the FSAM assets, the aggregate accreted principal balance was approximately $5.4 billion, the aggregate market value was approximately $5.3 billion and the aggregate market value after agreed reductions was approximately $4.1 billion. Cash and net derivative value constituted another $0.2 billion of assets. Accordingly, as of December 31, 2012, the aggregate fair value (after agreed reductions) of the assets supporting the GIC business exceeded the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business.

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

Insurance Securitization Obligations are obligations secured by the future earnings from pools of various types of insurance/reinsurance policies and income produced by invested assets.

Other Structured Finance Obligations are obligations backed by assets not generally described in any of the other described categories. One such type of asset is a tax benefit to be realized by an investor in one of the Federal or state programs that permit such investor to receive a credit against taxes (such as Federal corporate income tax or state insurance premium tax) for making qualified investments in specified enterprises, typically located in designated low-income areas.

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

Critical risk factors that the Company would analyze for proposed public finance exposures include, for example, the credit quality of the issuer, the type of issue, the repayment source, the security pledged, the presence of restrictive covenants and the issue's maturity date. The Company has also been focusing on the ability of obligors to file for bankruptcy or receivership under applicable statutes (and on related statutes that provide for state oversight or fiscal control over financially troubled obligors); the amount of liquidity available to the obligors for debt payment, including the obligors' exposure to derivative contracts and to debt subject to acceleration; and to the ability of the obligors to increase revenue. Underwriting considerations include (1) the classification of the transaction, reflecting economic and social factors affecting that bond type, including the importance of the proposed project to the community, (2) the financial management of the project and of the issuer, (3) the potential refinancing risk, and (4) various legal and administrative factors. In cases where the primary source of repayment is the taxing or rate setting authority of a public entity, such as general obligation bonds, transportation bonds and municipal utility bonds, emphasis is placed on the overall financial strength of the issuer, the economic and demographic characteristics of the taxpayer or ratepayer and the strength of the legal obligation to repay the debt. In cases of not-for-profit institutions, such as healthcare issuers and private higher education issuers, emphasis is placed on the financial stability of the institution, its competitive position and its management experience.

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

Underwriting Procedure

Each transaction underwritten by the Company involves persons with different expertise across various departments within the Company. The Company's transaction underwriting teams include both underwriting and legal personnel, who analyze the structure of a potential transaction and the credit and legal issues pertinent to the particular line of business or asset class, and accounting and finance personnel, who review the more complex transactions for compliance with applicable accounting standards and investment guidelines.

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

•
Risk Management Committees—The U.S., AGE, AG UK and AG Re risk management committees conduct an in-depth review of the insured portfolios of the relevant subsidiaries, focusing on varying portions of the portfolio at each meeting. They assign internal ratings of the insured transactions and review sector reports, monthly product line surveillance reports and compliance reports.

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

The Company's workout personnel are responsible for managing workout and loss mitigation situations. They work together with the Company's surveillance personnel to develop and implement strategies on transactions that are experiencing loss or may be likely to experience loss. They develop strategies designed to enhance the ability of the Company to enforce its contractual rights and remedies (including its rights to require that sellers or originators repurchase loans from residential mortgage-backed securities transactions if the seller or originator has breached its representations and warranties regarding the loans) and mitigate its losses. The Company's workout personnel also engage in negotiation discussions with transaction participants and, when necessary, manage (along with legal personnel) the Company's litigation proceedings. They may also make open market purchases of securities that the Company has insured and work with servicers of residential mortgage-backed securities transactions to enhance their performance. At the onset of the financial crisis, the Company shifted personnel to loss mitigation and workout activities and hired new personnel to augment its efforts in this area.

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

Assumed Business

For transactions that the Company had assumed in the past as to which it still has exposure, the ceding insurers are responsible for conducting ongoing surveillance of the exposures that have been ceded to the Company. The Company's surveillance personnel monitor the ceding insurer's surveillance activities on exposures ceded to the Company through a variety of means including, but not limited to, reviews of surveillance reports provided by the ceding insurers, and meetings and discussions with their analysts. The Company's surveillance personnel also monitor general news and information, industry trends and rating agency reports to help focus surveillance activities on sectors or credits of particular concern. For certain exposures, the Company also will undertake an independent analysis and remodeling of the transaction. In the event of credit deterioration of a particular exposure, more frequent reviews of the ceding company's risk mitigation activities are conducted. The Company's surveillance personnel also take steps to ensure that the ceding insurer is managing the risk pursuant to the terms of the applicable reinsurance agreement. To this end, the Company conducts periodic reviews of ceding companies' surveillance activities and capabilities. That process may include the review of the insurer's underwriting, surveillance and claim files for certain transactions.

Ceded Business

As part of its risk management strategy, the Company has sought in the past to obtain third party reinsurance or retrocessions and may also periodically enter into other arrangements to reduce its exposure to risk concentrations, such as for single risk limits, portfolio credit rating or exposure limits, geographic limits or other factors. At December 31, 2012, the Company had ceded approximately 6% of its principal amount outstanding to third party reinsurers.

The Company has obtained reinsurance to increase its underwriting capacity, both on an aggregate-risk and a single-risk basis, to meet internal, rating agency and regulatory risk limits, diversify risks, reduce the need for additional capital, and strengthen financial ratios. The Company receives capital credit for ceded reinsurance based on the reinsurer's ratings in the capital models used by the rating agencies to evaluate the Company's capital position for its financial strength ratings. In addition, a number of the Company's reinsurers are required to pledge collateral to secure their reinsurance obligations to the Company. In some cases, the pledged collateral augments the rating agency credit for the reinsurance provided. In recent years, most of the Company's reinsurers have been downgraded by one or more rating agency, and consequently, the financial strength ratings of many of the reinsurers are below those of the Company's insurance subsidiaries. While ceding commissions or premium allocation adjustments may compensate in part for such downgrades, the effect of such downgrades, in general, is to decrease the financial benefits of using reinsurance under rating agency capital adequacy models. However, to the extent a reinsurer still has the financial wherewithal to pay, the Company could still benefit from the reinsurance provided.

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

In past, the Company had both facultative (transaction-by-transaction) and treaty ceded reinsurance contracts with third party reinsurers, generally arranged on an annual basis for new business. The Company also employed "automatic facultative" reinsurance that permitted the Company to apply reinsurance with third party reinsurance to transactions it selected subject to certain limitations. The remainder of the Company's treaty reinsurance provided coverage for a portion, subject in certain cases to adjustment at the Company's election, of the exposure from all qualifying policies issued during the term of the treaty. The reinsurer's participation in a treaty was either cancellable annually upon 90 days' prior notice by either the Company or the reinsurer or had a one-year term. Treaties generally provide coverage for the full term of the policies reinsured during the annual treaty period, except that, upon a financial deterioration of the reinsurer or the occurrence of certain other events, the Company generally has the right to reassume all or a portion of the business reinsured. Reinsurance agreements may be subject to other termination conditions as required by applicable state law.

The Company's treaty and automatic facultative program covering new business with third party reinsurers ended in 2008, but such reinsurance continues to cover ceded business until the expiration of exposure, except that the Company has entered into commutation agreements reassuming portions of the ceded business from certain reinsurers. The Company continues to reinsure occasionally new business on a facultative basis.

On January 22, 2012, AGC and AGM entered into an aggregate excess of loss reinsurance facility, effective as of January 1, 2012. The facility covers losses occurring from January 1, 2013 through December 31, 2020. The contract terminates on January 1, 2014 unless AGC and AGM choose to extend it. The facility covers U.S. public finance credits insured or reinsured by AGC and AGM as of September 30, 2011, excluding credits that were rated non-investment grade as of December 31, 2011 by Moody's or S&P or internally by AGC or AGM and subject to certain per credit limits. The facility attaches when AGC's or AGM's net losses (net of AGC's and AGM other reinsurance, other than pooling reinsurance provided to AGM by AGM's subsidiaries and net of recoveries) exceed in the aggregate $2 billion. The facility covers a portion of the next $600 million of losses, with the reinsurers assuming pro rata in the aggregate $435 million of the $600 million of losses and AGC and AGM jointly retaining the remaining $165 million of losses. The reinsurers are required to be rated at least AA- (Stable Outlook) through December 31, 2014 or to post collateral sufficient to provide AGM and AGC with the same reinsurance credit as reinsurers rated AA-. AGM and AGC are obligated to pay the reinsurers their share of recoveries relating to losses during the coverage period in the covered portfolio. This obligation is secured by a pledge of the recoveries, which will be deposited into a trust for the benefit of the reinsurers.

Importance of Financial Strength Ratings

Low financial strength ratings or uncertainty over the Company's ability to maintain its financial strength ratings would have a negative impact on issuers' and investors' perceptions of the value of the Company's insurance product. Therefore, the Company manages its business with the goal of achieving high financial strength ratings, preferably the highest that an agency will assign. However, the models used by rating agencies differ, presenting conflicting goals that may make it inefficient or impractical to reach the highest rating level. The models are not fully transparent, contain subjective factors and change frequently.

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

Following the financial crisis, the rating process has become increasingly challenging for the Company due to a number of factors, including:

•
Instability of Rating Criteria and Methodologies. Rating agencies purport to issue ratings pursuant to published rating criteria and methodologies. In recent years, the rating agencies have made material changes to their rating criteria and methodologies applicable to financial guaranty insurers, sometimes through formal changes and other times through ad hoc adjustments to the conclusions reached by existing criteria. Furthermore, these criteria and methodology changes are typically implemented without any transition period, making it difficult for an insurer to comply quickly with new standards.

•
Increasingly Severe Stress Case Loss Assumptions. A major component in arriving at a financial guaranty insurer's rating has been the rating agency’s assessment of the insurer’s capital adequacy, with each rating agency employing its own proprietary model. These capital adequacy models include “stress case” loss assumptions for various risks or risk categories. In reaction to the financial crises, the rating agencies have materially increased stress case loss assumptions across numerous risk categories. However, the stress case loss assumptions applied to financial guaranty insurers do not always appear consistent with, and can appear to be materially more severe than, the assumptions the rating agencies use when rating securities in those risk categories.

•
More Reliance on Qualitative Rating Criteria. In prior years, the financial strength ratings of the Company’s insurance company subsidiaries were largely consistent with the rating agency’s assessment of the insurers’ capital adequacy, such that a rating downgrade could generally be avoided by raising additional capital or otherwise improving capital adequacy under the rating agency’s model. In recent years, however, both S&P and Moody’s have applied other factors, some of which are subjective, such as the insurer's business strategy and franchise value or the anticipated future demand for its product, to justify ratings for the Company’s insurance company subsidiaries significantly below the ratings implied by their own capital adequacy models. Currently, for example, S&P has concluded that AGM has “AAA” capital adequacy under the S&P model (but subject to a downward adjustment due to a new “large obligor test” and being at a perceived competitive disadvantage to a newly formed bond insurer) and Moody’s has concluded that AGM has “Aa” capital adequacy under the Moody’s model (offset by other factors including the rating agency’s assessment of competitive profile, future profitability and market share).

Although the Company has been able to maintain strong financial strength ratings following the financial crisis, despite the difficult rating agency process, if a substantial downgrade of the financial strength ratings of the Company's insurance and reinsurance subsidiaries were to occur in the future, such downgrade would adversely affect its business and prospects and, consequently, its results of operations and financial condition. The Company believes that if the financial strength ratings of AGM and/or AGC were downgraded from their current levels, such downgrade could result in downward pressure on the premium it is able to charge for its insurance. Currently, AGM and AGC have financial strength ratings in the double-A category from S&P (AA- (Stable Outlook)) and in the single-A category from Moody's (A2 (Stable Outlook) and A3 (Stable Outlook), respectively. The Company believes that so long as AGM and/or AGC continues to have financial strength ratings in the double-A category from at least one rating agency, they are likely to be able to continue writing financial guaranty business with a credit quality similar to that historically written. However, if both the financial strength ratings of AGM and/or AGC were downgraded to the single-A level or below, it could be difficult for the Company to originate the current volume of new business with comparable credit characteristics. See "Item 1A. Risk Factors—Risks Related to the Company's Financial Strength and Financial Enhancement Ratings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information about the Company's ratings.

Investments

Investment income from the Company's investment portfolio is one of the primary sources of cash flows supporting its operations and claim payments. For the years ended December 31, 2012, 2011 and 2010, the Company's net investment income was $404 million, $396 million and $361 million, respectively.

The Company's principal objectives in managing its investment portfolio are to preserve the highest possible ratings for each operating company; maintain sufficient liquidity to cover unexpected stress in the insurance portfolio; and maximize total after-tax net investment income. If the Company's calculations with respect to its policy liabilities are incorrect or other unanticipated payment obligations arise, or if the Company improperly structures its investments to meet these liabilities, it could have unexpected losses, including losses resulting from forced liquidation of investments before their maturity. The investment policies of the Company's insurance subsidiaries are subject to insurance law requirements, and may change depending upon regulatory, economic and market conditions and the existing or anticipated financial condition and operating requirements, including the tax position, of the Company's businesses.

The Company has a formal review process for all securities in the Company's investment portfolio, including a review for impairment losses. Factors considered when assessing impairment include:

•	a decline in the market value of a security by 20% or more below amortized cost for a continuous period of at least six months;

•	a decline in the market value of a security for a continuous period of 12 months;

•	recent credit downgrades of the applicable security or the issuer by rating agencies;

•	the financial condition of the applicable issuer;

•	whether loss of investment principal is anticipated;

•	the impact of foreign exchange rates;

•	whether scheduled interest payments are past due; and

•	whether the Company intends to sell the security prior to its recovery in fair value.

In addition, the Company holds in its investment portfolio obligations that either AGM or AGC has insured or that constitute a part of the same issuance as obligations that either AGM or AGC has insured. Some of the obligations were purchased primarily for investment purposes and others were purchased primarily as part of the Company's risk management strategy, to enable the Company to exercise rights available to holders of the obligations or to mitigate its losses. As of

December 31, 2012, the Company held securities purchased for loss mitigation purposes with a par of $1,855 million in its investment accounts, as compared to $1,560 million as of December 31, 2011.

Furthermore, from time to time, the Company may purchase securities in their initial distribution or in the secondary market, either on an uninsured basis or where AGM or AGC is the insurer of such securities or of securities issued as part of the same issuance. The Company may hold the bonds for investment or it may sell them from time to time. During 2012, the Company had purchased $782 million principal amount outstanding of such securities and sold an amount of par equal to $728 million.

If the Company believes a decline in the value of a particular investment is temporary, the Company records the decline as an unrealized loss on the Company's consolidated balance sheets in "accumulated other comprehensive income" in shareholders' equity. If, however, the Company believes a decline in the value of a particular investment is other than temporary, the other-than-temporary-impairment ("OTTI") amount is recorded in earnings. See Note 11, Investments and Cash, of the Financial Statements and Supplementary Data for a discussion on OTTI.

The Company's assessment of a decline in value includes management's current assessment of the factors noted above. If that assessment changes in the future, the Company may ultimately record a loss after having originally concluded that the decline in value was temporary.

The Company's investment portfolio is managed by BlackRock Financial Management, Inc., Deutsche Investment Management Americas Inc., General Re-New England Asset Management, Inc. and Wellington Management Company, LLP. The performance of the Company's invested assets is subject to the performance of the investment managers in selecting and managing appropriate investments. The Company's portfolio is allocated approximately equally among the four investment managers. The Company's investment managers have discretionary authority over the Company's investment portfolio within the limits of the Company's investment guidelines approved by the Company's Board of Directors. The Company compensates each of these managers based upon a fixed percentage of the market value of the Company's portfolio. During the years ended December 31, 2012, 2011 and 2010, the Company recorded investment management fee expenses of $9 million, $8 million, and $8 million, respectively, related to these managers.

Competition

Assured Guaranty is the market leader in the financial guaranty industry. It faces its principal competition in the form of uninsured executions of transactions that would be candidates for insurance. Particularly when interest rates are low, as in 2012 and 2011, investors may be more willing to forgo the benefits of bond insurance in favor of incrementally greater yield, and issuers may consider the cost savings of insurance less worth pursuing.

Other financial guaranty companies that had been active prior to 2008 experienced significant financial distress during the financial crisis and currently no longer have financial strength ratings adequate to remain active in new business origination. Specifically, among the legacy competitors, neither Ambac Assurance Corporation ("Ambac") nor Financial Guaranty Insurance Company, the parent companies of which filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in 2010, are writing new business. MBIA Insurance Corporation, which transferred its U.S. public finance exposures to its affiliate National Public Finance Guarantee Corporation, is not writing new business. National Public Finance Guarantee Corporation, a company that insures only U.S. public finance obligations, currently appears not to have financial strength ratings adequate to issue new financial guaranty policies on public finance obligations. Neither Syncora Guarantee Inc. nor Radian is writing new business. CIFG Assurance North America, Inc. ("CIFG") has been restructured but is not writing new business; it ceded a significant portion of its U.S. public finance portfolio to AGC in January 2009.

With respect to new entrants into the financial guaranty industry, Berkshire Hathaway Assurance Corporation commenced business in 2008 and did not write new business in 2010, 2011 or 2012. It did issue policies in early 2013 in support of a financing for an affiliate. Municipal and Infrastructure Assurance Corporation ("MIAC"), another potential entrant into the financial guaranty industry, was unable to raise sufficient capital in 2010 in order to write business; Radian purchased MIAC in 2011 and sold MIAC to Assured Guaranty in 2012, which renamed the company MAC and announced its intention to launch MAC in 2013 as an insurer of U.S. municipal bonds. Build America Mutual Assurance Company (“BAM”) commenced operations in 2012 as a U.S. municipal bond insurer and currently serves as the Company's only active competitor in the financial guaranty industry.

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

Additionally, Assured Guaranty competes with other forms of credit enhancement, such as letters of credit or credit derivatives provided by foreign and domestic banks and other financial institutions, some of which are governmental enterprises, or direct guaranties of municipal, structured finance or other debt by federal or state governments or government-sponsored or affiliated agencies.

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

In the asset-backed market, credit or structural enhancement embedded in transactions, such as through overcollateralization, first loss insurance, excess spread or other terms and conditions that provide investors with additional collateral or cash flow, also compete with the Company's financial guaranties.

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

United States

AGL has three operating insurance subsidiaries domiciled in the U.S., which the Company refers to collectively as the "Assured Guaranty U.S. Subsidiaries."

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

•
AGM is a New York domiciled insurance company licensed to write financial guaranty insurance and reinsurance in 50 U.S. states, the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands. It operates through a service company in Sydney. In 2011, AGM submitted an application to the Insurance Business Division of the Supervision Bureau of the Financial Services Agency to invalidate its insurance license in Japan and subsequently closed its branch in Tokyo.

•
Assured Guaranty Municipal Insurance Company (formerly FSA Insurance Company) was redomesticated to New York from Oklahoma in 2010. It is licensed to write financial guaranty insurance and reinsurance in New York and Oklahoma, and in 19 other states in the U.S.

In addition, on May 31, 2012, the Company acquired Municipal Assurance Corporation, a New York domiciled insurance company licensed to write financial guaranty insurance and reinsurance in 37 U.S. states and the District of Columbia. The Company intends to launch MAC as a new financial guaranty insurer that provides insurance only on debt obligations in the U.S. public finance markets, in order to increase its insurance penetration in such market.

Furthermore, the Company owns Assured Guaranty Mortgage Insurance Company, a New York domiciled insurance company authorized solely to transact mortgage guaranty insurance and reinsurance that is licensed as a mortgage guaranty insurer in the State of New York and in the District of Columbia, and is an approved or accredited reinsurer in the States of California, Illinois and Wisconsin. In 2012, the last policy to which Assured Guaranty Mortgage Insurance Company had exposure expired. The Company does not intend to offer mortgage guaranty insurance or reinsurance in the future.

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

The Maryland Insurance Administration, the regulatory authority of the domiciliary jurisdiction of AGC, conducts a periodic examination of insurance companies domiciled in Maryland every five years. The Maryland Insurance Administration last issued a Report on Financial Examination with respect to AGC in 2008 for the five year period ending December 31, 2006. The Maryland Insurance Administration commenced in March 2012 an examination of AGC for the five year period ending December 31, 2011, which is scheduled to be completed in 2013.

The New York Department of Financial Services (the "NY DFS"), the regulatory authority of the domiciliary jurisdiction of AGM, Assured Guaranty Mortgage Insurance Company, Assured Guaranty Municipal Insurance Company and MAC, conducts a periodic examination of insurance companies domiciled in New York, also at five-year intervals. During 2008, the NY DFS completed its review of each of AGM and Assured Guaranty Mortgage Insurance Company for the five-year period ended December 31, 2007. In 2012, the NY DFS commenced examinations of AGM, Assured Guaranty Municipal Insurance Company, Assured Guaranty Mortgage Insurance Company and MAC in order for its examinations of these companies to coincide with the Maryland Insurance Administration's examination of AGC. The examinations of AGM and Assured Guaranty Mortgage Insurance Company will be for the four-year period ending December 31, 2011. This will be the first examination of Assured Guaranty Municipal Insurance Company by the NY DFS since its re-domestication from Oklahoma to New York. The Oklahoma Insurance Department completed its last examination of Assured Guaranty Municipal Insurance Company in 2008 for the three years ending December 31, 2006. The examination of Assured Guaranty Municipal

Insurance Company will be for the five-year period ending December 31, 2011. The examination of MAC will be for the period September 26, 2008 through June 30, 2012. These examinations are scheduled to be completed in 2013.

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

State Dividend Limitations

Maryland.    One of the primary sources of cash for the payment of debt service and dividends by the Company is the receipt of dividends from AGC. If a dividend or distribution is an "extraordinary dividend," it must be reported to, and approved by, the Insurance Commissioner prior to payment. An "extraordinary dividend" is defined to be any dividend or distribution to stockholders, such as Assured Guaranty US Holdings Inc. ("AGUS"), the parent holding company of AGC, which, together with dividends paid during the preceding twelve months, exceeds the lesser of 10% of AGC's policyholders' surplus at the preceding December 31 or 100% of AGC's adjusted net investment income during that period. Further, an insurer may not pay any dividend or make any distribution to its shareholders unless the insurer notifies the Insurance Commissioner of the proposed payment within five business days following declaration and at least ten days before payment. The Insurance Commissioner may declare that such dividend not be paid if the Commissioner finds that the insurer's policyholders' surplus would be inadequate after payment of the dividend or could lead the insurer to a hazardous financial condition. AGC declared and paid dividends of $55 million, $30 million and $50 million during 2012, 2011 and 2010, respectively, to AGUS. The maximum amount available during 2013 for the payment of dividends by AGC which would not be characterized as "extraordinary dividends" is approximately $91 million.

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

Based on AGM's statutory statements for 2012, the maximum amount available for payment of dividends by AGM without regulatory approval over the 12 months following December 31, 2012 is approximately $178 million.

In addition to statutory constraints, AGM had been subject to contractual constraints on its ability to pay dividends that expired on July 1, 2012. AGM paid $30 million in dividends to AGMH in 2012 and did not declare or pay any dividends in 2011 or 2010.

Contingency Reserves

Maryland.    In accordance with Maryland insurance law and regulations, AGC maintains a statutory contingency reserve for the protection of policyholders. The contingency reserve is maintained for each obligation and is equal to the greater of 50% of the premiums written or a percentage of principal guaranteed (which percentage varies from 0.55% to 2.5% depending on the nature of the asset). The contingency reserve is put up over a period of either 15 or 20 years, depending on the nature of the obligation, and then taken down over the same period of time. When considering the principal amount guaranteed, the Company is permitted to take into account amounts that it has ceded to reinsurers.

New York.    Under the New York Insurance Law, each of AGM, Assured Guaranty Mortgage Insurance Company and Assured Guaranty Municipal Insurance Company must establish a contingency reserve to protect policyholders. The financial guaranty insurer is required to provide a contingency reserve:

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

This reserve must be maintained for the periods specified above, except that reductions by the insurer may be permitted under specified circumstances in the event that actual loss experience exceeds certain thresholds or if the reserve accumulated is deemed excessive in relation to the insurer's outstanding insured obligations. AGM and Assured Guaranty Municipal Insurance Company have in the past sought and obtained approvals and releases of excessive contingency reserves from the NY DFS. In 2013, AGM and Assured Guaranty Municipal Insurance Company obtained NY DFS approvals of contingency reserve releases of approximately $510 million and $192 million, respectively, based on the expiration of exposure. Financial guaranty insurers are also required to maintain a loss and loss adjustment expense ("LAE") reserve and unearned premium reserve on a case-by-case basis.

Single and Aggregate Risk Limits

The New York Insurance Law and the Code of Maryland Regulations establish single risk limits for financial guaranty insurers applicable to all obligations issued by a single entity and backed by a single revenue source. For example, under the limit applicable to qualifying asset-backed securities, the lesser of:

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

The New York Insurance Law and the Code of Maryland Regulations also establish aggregate risk limits on the basis of aggregate net liability insured as compared with statutory capital. "Aggregate net liability" is defined as outstanding principal and interest of guaranteed obligations insured, net of qualifying reinsurance and collateral. Under these limits, policyholders' surplus and contingency reserves must not be less than a percentage of aggregate net liability equal to the sum of various percentages of aggregate net liability for various categories of specified obligations. The percentage varies from 0.33% for certain municipal obligations to 4% for certain non-investment-grade obligations. As of December 31, 2012, the aggregate net liability of each of AGM, AGC and Assured Guaranty Municipal Insurance Company utilized approximately 42.2%, 41.5% and 41.5% of their respective policyholders' surplus and contingency reserves.

The New York Superintendent has broad discretion to order a financial guaranty insurer to cease new business originations if the insurer fails to comply with single or aggregate risk limits. In practice, the New York Superintendent has shown a willingness to work with insurers to address these concerns.

Investments

The Assured Guaranty U.S. Subsidiaries are subject to laws and regulations that require diversification of their investment portfolio and limit the amount of investments in certain asset categories, such as BIG fixed maturity securities, equity real estate, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-qualifying investments. The Company believes that the investments made by the Assured Guaranty U.S. Subsidiaries complied with such regulations as of December 31, 2012. In addition, any investment must be approved by the insurance company's board of directors or a committee thereof that is responsible for supervising or making such investment.

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

U.S. Federal Regulation

The Company’s businesses are also subject to direct and indirect regulation under U.S. federal law. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) could result in requirements for the Company to maintain capital and/or post margin with respect to future derivative transactions and possibly maintain capital on its existing insured derivatives portfolio. In 2012, the SEC and the Commodity Futures Trading Commission (“CFTC”) released final rules for determining whether the Company or any of its affiliates will be deemed to be a “swap dealer” or “major swap participant” (“MSP”). The Company believes AGC and AGM may be required to register with the SEC as MSPs when those registration rules take effect; it is continuing to analyze its insured portfolio to determine whether registration with the CFTC as an MSP will be required. MSP designation and registration would likely expose the Company to increased compliance costs.

In addition, pursuant to the Dodd-Frank Act, the Financial Stability Oversight Council ("FSOC") is charged with identifying certain non-bank financial companies to be subject to supervision by the Board of Governors of the Federal Reserve System.  Although the Company is unlikely to be so designated based on its size, the FSOC also considers other factors, such as an entity's interconnectedness with other financial institutions, which could raise the Company's profile in this context. In a parallel international process, the International Association of Insurance Supervisors published a proposed assessment methodology for identifying global systematically important insurers which explicitly identified financial guaranty insurance as an activity that poses increased systemic risk relative to more traditional insurance activities.

Bermuda

AG Re, AGRO and Assured Guaranty (Bermuda), the Company's "Bermuda Subsidiaries," are each an insurance company currently registered and licensed under the Insurance Act 1978 of Bermuda, amendments thereto and related regulations (collectively, the "Insurance Act"). AG Re is registered and licensed as a Class 3B insurer and each of AGRO and Assured Guaranty (Bermuda) is registered and licensed as a Class 3A insurer. AGRO is also currently registered and licensed as a class C long-term insurer.

Bermuda Insurance Regulation

The Insurance Act imposes on insurance companies certain solvency and liquidity standards; certain restrictions on the declaration and payment of dividends and distributions; certain restrictions on the reduction of statutory capital; certain restrictions on the winding up of long-term insurers; and certain auditing and reporting requirements and also the need to have a principal representative and a principal office (as understood under the Insurance Act) in Bermuda. The Insurance Act grants to the Bermuda Monetary Authority (the "Authority") the power to cancel insurance licenses, supervise, investigate and intervene in the affairs of insurance companies and in certain circumstances share information with foreign regulators. Class 3A and Class 3B insurers are authorized to carry on general insurance business (as understood under the Insurance Act), subject to conditions attached to the license and to compliance with minimum capital and surplus requirements, solvency margin, liquidity ratio and other requirements imposed by the Insurance Act. Class C insurers are permitted to carry on long-term business (as understood under the Insurance Act) subject to conditions attached to the license and to similar compliance requirements and the requirement to maintain its long-term business fund (a segregated fund). Each of AG Re, AGRO and Assured Guaranty (Bermuda) is required annually to file statutorily mandated financial statements and returns, audited by an auditor approved by the Authority (no approved auditor of an insurer may have an interest in that insurer, other than as an insured, and no officer, servant or agent of an insurer shall be eligible for appointment as an insurer's approved auditor), together with an annual loss reserve opinion of the Authority approved loss reserve specialist and in respect of AGRO, the required actuary's certificate with respect to the long-term business. AG Re is also required to file annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which must be available to the public. As Class 3A insurers, AGRO and Assured Guaranty (Bermuda) have each received exemptions from the Authority from making such filing. In addition, AG Re is required to file a capital and solvency return that includes the company's Bermuda Solvency Capital Requirement ("BSCR") model (or an approved internal capital model in lieu thereof), a schedule of fixed income investments by rating categories, a schedule of net reserves for losses and loss expense provisions by line of business, a schedule of premiums written by line of business, a schedule of risk management, a schedule of fixed income securities, a schedule of commercial insurer's solvency self assessment ("CISSA"), a schedule of catastrophe risk return, a schedule of loss triangles or reconciliation of net loss reserves and a schedule of eligible capital. AG Re is also required to file quarterly financial returns which consist of quarterly unaudited financial statements and details of material intra-group transactions and risk concentrations.

Each of AGRO and Assured Guaranty (Bermuda) is also required to file a capital and solvency return that includes, among other details, the company's Bermuda Solvency Capital Requirement—Small and Medium Entities ("BSCR-SME") model (or an approved internal capital model in lieu thereof), the CISSA and a schedule of eligible capital.

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

Notification of Material Changes

All registered insurers are required to give notice to the Authority of their intention to effect a material change within the meaning of the Insurance Act. For the purposes of the Insurance Act, the following changes are material: (i) the transfer or acquisition of insurance business being part of a scheme falling under section 25 of the Insurance Act or section 99 of the Companies Act 1981 of Bermuda (the "Companies Act"), (ii) the amalgamation with or acquisition of another firm, (iii)  engaging in unrelated business that is retail business, (iv) the acquisition of a controlling interest in an undertaking that is engaged in non-insurance business which offers services or products to non-affiliated persons, (v) outsourcing all or substantially all of the functions of actuarial, risk management, compliance and internal audit, (vi) outsourcing of all or a material part of an insurer's underwriting activity, (vii) transferring other than by way of reinsurance of all or substantially all of a line of business and (viii) expanding into a material new line of business.

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

The minimum solvency margin for Class 3A and Class 3B insurers is the greater of (i) $1 million, or (ii) 20% of the first $6 million of net premiums written; if in excess of $6 million, the figure is $1.2 million plus 15% of net premiums written in excess of $6 million, or (iii) 15% of net discounted aggregate loss and loss expense provisions and other insurance reserves.

In addition, as a Class C long-term insurer, AGRO is required, with respect to its long-term business, to maintain a minimum solvency margin equal to 75% of the greater of $500,000 or 1.5% of its assets for the 2012 financial year. For the purpose of this calculation, assets are defined as the total assets pertaining to its long-term business reported on the balance sheet in the relevant year less the amounts held in a segregated account. AGRO is also required to keep its accounts in respect of its long-term business separate from any accounts kept in respect of any other business and all receipts of its long-term business form part of its long-term business fund.

Each of the Bermuda Subsidiaries is required to maintain available statutory capital and surplus at a level equal to or in excess of its applicable enhanced capital requirement, which is established by reference to either its BSCR model or an approved internal capital model. The BSCR model is a risk-based capital model which provides a method for determining an insurer's capital requirements (statutory capital and surplus) by taking into account the risk characteristics of different aspects of the insurer's business. The BSCR formulae establish capital requirements for eight categories of risk: fixed income investment risk, equity investment risk, interest rate/liquidity risk, premium risk, reserve risk, credit risk, catastrophe risk and operational risk. For each category, the capital requirement is determined by applying factors to asset, premium, reserve, creditor, probable maximum loss and operation items, with higher factors applied to items with greater underlying risk and lower factors for less risky items.

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

For each insurer subject to an enhanced capital requirement, the Authority has introduced a three-tiered capital system designed to assess the quality of capital resources that a company has available to meet its capital requirements. Under this system, all of an insurer's capital instruments will be classified as either basic or ancillary capital which in turn will be classified into one of three tiers based on their “loss absorbency” characteristics. Highest quality capital is classified as Tier 1 Capital; lesser quality capital is classified as either Tier 2 Capital or Tier 3 Capital. Under this regime, up to certain specified percentages of Tier 1, Tier 2 and Tier 3 Capital (determined by registration classification) may be used to support the company's minimum solvency margin, enhanced capital requirement and TCL.

Restrictions on Dividends and Distributions

The Insurance Act limits the declaration and payment of dividends and other distributions by AG Re, AGRO and Assured Guaranty (Bermuda).

Under the Insurance Act:

•
The minimum share capital must be always issued and outstanding and cannot be reduced (for a company registered both as a Class 3A and a Class C long-term insurer, such as AGRO, the minimum share capital is $370,000 and for a company registered as a Class 3A or Class 3B insurer only, such as AG Re and Assured Guaranty (Bermuda), the minimum share capital is $120,000).

•
With respect to the distribution (including repurchase of shares) of any share capital, contributed surplus or other statutory capital, certain restrictions under the Insurance Act may apply if the proposal is to reduce its total statutory capital. Before reducing its total statutory capital by 15% or more of the insurer's total statutory capital as set out in its previous year's financial statements, a Class 3A, Class 3B or Class C insurer must obtain the prior approval of the Authority. Any application for such approval must include an affidavit stating that it will continue to meet the required margins.

•	With respect to the declaration and payment of dividends:

(a)
each of the Bermuda Subsidiaries is prohibited from declaring or paying any dividends during any financial year if it is in breach of its solvency margin, minimum liquidity ratio or enhanced capital requirement, or if the declaration or payment of such dividends would cause such a breach (if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, the insurer will be prohibited, without the approval of the Authority, from declaring or paying any dividends during the next financial year);

(b)
as a Class 3B insurer, AG Re is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files (at least 7 days before payment of such dividends) with the Authority an affidavit stating that it will continue to meet the required margins;

(c)
an insurer which at any time fails to meet its minimum solvency margin or comply with the enhanced capital requirement may not declare or pay any dividend until the failure is rectified, and also in such circumstances the insurer must report, within 14 days after becoming aware of its failure or having reason to believe that such failure has occurred, to the Authority in writing giving particulars of the circumstances leading to the failure and giving a plan detailing the manner, specific actions to be taken and time frame in which the insurer intends to rectify the failure. A failure to comply with the enhanced capital requirement will also result in the insurer furnishing certain other information to the Authority within 45 days after becoming aware of its failure or having reason to believe that such failure has occurred.

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

Under the Companies Act, a Bermuda company (such as AGL and its Bermuda Subsidiaries) may only declare and pay a dividend or make a distribution out of contributed surplus (as understood under the Companies Act) if there are reasonable grounds for believing that the company is and after the payment will be able to meet and pay its liabilities as they become due and the realizable value of the company's assets will not be less than its liabilities. The Companies Act also regulates and restricts the reduction and return of capital and paid in share premium, including the repurchase of shares and imposes minimum issued and outstanding share capital requirements.

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

Insurance Code of Conduct

Each of the Bermuda Subsidiaries is subject to the Insurance Code of Conduct, which establishes duties, standards, procedures and sound business principles which must be complied with by all insurers registered under the Insurance Act. Failure to comply with the requirements under the Insurance Code of Conduct will be a factor taken into account by the Authority in determining whether an insurer is conducting its business in a sound and prudent manner as prescribed by the Insurance Act. Such failure to comply with the requirements of the Insurance Code of Conduct could result in the Authority exercising its powers of intervention and investigation and will be a factor in calculating the operational risk charge applicable in accordance with the insurer's BSCR model.

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

Under Bermuda law, "exempted" companies are companies formed for the purpose of conducting business outside Bermuda from a principal place of business in Bermuda. As an "exempted" company, AGL (as well as each of the Bermuda Subsidiaries) may not, without the express authorization of the Bermuda legislature or under a license or consent granted by the Minister of Finance, participate in certain business and other transactions, including: (1) the acquisition or holding of land in Bermuda (except that held by way of lease or tenancy agreement which is required for its business and held for a term not exceeding 50 years, or which is used to provide accommodation or recreational facilities for its officers and employees and held with the consent of the Bermuda Minister of Finance, for a term not exceeding 21 years), (2) the taking of mortgages on land in Bermuda to secure a principal amount in excess of $50,000 unless the Minister of Finance consents to a higher amount, and (3) the carrying on of business of any kind or type for which it is not duly licensed in Bermuda, except in certain limited circumstances, such as doing business with another exempted undertaking in furtherance of AGL's business carried on outside Bermuda.

The Bermuda government actively encourages foreign investment in "exempted" entities like AGL that are based in Bermuda, but which do not operate in competition with local businesses. AGL is not currently subject to taxes computed on profits or income or computed on any capital asset, gain or appreciation. Bermuda companies pay, as applicable, annual government fees, business fees, payroll tax and other taxes and duties. See "—Tax Matters—Taxation of AGL and Subsidiaries—Bermuda."

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

United Kingdom

General

Financial services relating to deposits, insurance, investments and certain other financial products fall under the U.K.'s Financial Services and Markets Act 2000 (“FSMA”), and the entities that provide them are authorized and regulated by the Financial Services Authority (“FSA U.K.”). In addition, the regulatory regime in the U.K. must be consistent with relevant European Union (“EU”) legislation, which is either directly applicable in, or must be implemented into national law by, all EU member states. Key EU legislation includes the Markets in Financial Instruments Directive (“MiFID”), which harmonizes the regulatory regime for investment services and activities across the EEA, the Insurance Directives, which harmonize the regulatory regime for, respectively, life (long term) and non-life (general) insurance and the Banking Consolidation Directive, which harmonizes the regulatory regime for credit institutions. The Capital Adequacy Directive (“CAD”) contains capital requirements for MiFID firms.
The FSA U.K. is, until April 1, 2013, the single statutory regulator responsible for regulating the financial services industry in the U.K., having the authority to oversee the carrying on of one or more “regulated activities” (including deposit taking, the underwriting, claims payment and intermediation of insurance and reinsurance, securities and investments broking, dealing and advising, investment management and most other financial services), with the purpose of maintaining confidence in the U.K. financial system, providing public understanding of the system, securing the proper degree of protection for consumers and helping to reduce financial crime (the “regulatory objectives”). It is a criminal offense for any person to carry on a regulated activity in the U.K. unless that person is authorized by the FSA U.K. and has been granted permission to carry on that regulated activity, or otherwise falls under an exclusion or exemption. Each authorized person must have FSA U.K. permission to carry on each relevant regulated activity. Being authorized but acting outside the scope of permission is a disciplinary matter under the FSA U.K.'s rules, which can at worst lead to the firm in question losing its authorization and being unable to continue its business in the U.K.

Under FSMA, effecting or carrying out contracts of insurance, within a class of general or long-term insurance, by way of business in the U.K., each constitute a “regulated activity” requiring authorization. An authorized insurance company must have permission for each class of insurance business it intends to write. Insurance business in the EU and U.K. falls into two main categories: long-term insurance (which is primarily investment related) and general insurance. Subject to limited exceptions, it is not possible for a new insurance company to be authorized in both long-term and general insurance business unless the long-term insurance business is restricted to reinsurance business. These two categories are both divided into “classes” (for example: permanent health and pension fund management are two classes of long-term insurance; damage to property and motor vehicle liability are two classes of general insurance).
The present single‑regulator framework in the U.K. will be replaced on April 1, 2013 with a new framework established by the U.K. Financial Services Act 2012. There will be two new regulatory bodies:

•
the Prudential Regulatory Authority (“PRA”), a subsidiary of the Bank of England, which will be responsible for prudential regulation of key systemically important firms (which includes credit institutions, insurance companies and investment firms that trade on their own accounts (those that have a €730,000 minimum capital resources requirement under the EU Capital Requirements Directive and FSA U.K. rules)), and

•
the Financial Conduct Authority (“FCA”), which will be responsible for the prudential regulation of all non-PRA firms, the conduct of business regulation of all firms and the regulation of market conduct.

These two new regulators will inherit the majority of the FSA U.K.'s existing functions. While they will co-ordinate and co-operate in some areas, they will have separate and independent mandates and separate rule-making and enforcement powers. AGE and AGUK will be regulated by both the PRA and the FCA under the new regime. The PRA will have new regulatory objectives specific to insurance, which are:

•	to promote insurers' safety and soundness, thereby supporting the stability of the U.K. financial system; and

•	to contribute to securing an appropriate degree of protection for those who are or may become policyholders.
The FSA U.K. carries out the prudential supervision of insurance companies through a variety of methods, including the collection of information from statistical returns, review of accountants' reports, visits to insurance companies and regular formal interviews. The FSA U.K. has adopted a risk-based and a principles‑based approach to the supervision of insurance companies.
Under its risk-based approach, the FSA U.K. periodically performs a formal risk assessment of insurance companies or groups carrying on business in the U.K., which varies in scope according to the risk profile of the insurer. The FSA U.K. performs its risk assessment broadly, by analyzing information which it receives during the normal course of its supervision, such as regular prudential returns on the financial position of the insurance company, or which it acquires through a series of meetings with senior management of the insurance company and by making use of its thematic work. After each risk assessment, the FSA U.K. will inform the insurer of its views on the insurer's risk profile. This will include details of any remedial action that the FSA U.K. requires and the likely consequences if this action is not taken. The FSA U.K. also maintains requirements for senior management arrangements and for systems and controls for insurance and reinsurance companies under its jurisdiction.
In addition, the FSA U.K. regards itself as a principles‑based regulator and is placing an increased emphasis on risk identification and management in relation to the prudential regulation of insurance and reinsurance business in the U.K. The FSA U.K.'s rules include those on the sale (known as insurance mediation) of general insurance and investment insurance. Prudential rules are contained in the General Prudential Sourcebook (GENPRU), the Interim Prudential Sourcebook for Insurers (IPRU-INS) and the Prudential Sourcebook for Insurers (INSPRU) (collectively, the “Prudential Sourcebooks”). The Prudential Sourcebooks cover measures such as risk-based capital adequacy rules, including individual capital assessments. These are intended to align capital requirements with the risk profile of each insurance company and ensure adequate diversification of an insurer's or reinsurer's exposures to any credit risks of its reinsurers. AGE has calculated its minimum required capital according to the FSA U.K.'s individual capital adequacy criteria and is in compliance. After April 1, 2013, the PRA will adopt certain of FSA U.K.'s prudential rules as they apply to certain regulated firms, and will restate others. The FCA will adopt other rules relating to conduct of business and market conduct requirements, so insurers will have to comply with the appropriate rules of each regulator.

When the PRA takes over prudential regulation of insurers, it will apply new threshold conditions, which insurers must meet, and against which the PRA will assess them on a continuous basis. These conditions are likely to be that:

•	an insurer's head office, and in particular its mind and management, has to be in the United Kingdom if it is incorporated in the United Kingdom;

•	an insurer's business must be conducted in a prudent manner - in particular that the insurer maintains appropriate financial and non-financial resources;

•	the insurer must be fit and proper, and be appropriately staffed; and

•	the insurer and its group must be capable of being effectively supervised.
The PRA will take a different approach to supervision than the FSA U.K. The PRA will supervise insurers to judge whether they are acting in a manner consistent with safety and soundness and appropriate policyholder protection, and so whether they meet, and are likely to continue to meet, the threshold conditions. It has indicated it will weight its supervision towards those issues and those insurers that, in its judgment, pose the greatest risk to its objectives. It will be forward-looking, assessing its objectives not just against current risks, but also against those that could plausibly arise further ahead and will rely significantly on the judgment of its supervisors. Its risk assessment framework will look at the potential impact of failure of the insurer, its risk context and mitigating factors. Solvency II (discussed below) will bring further changes to the supervisory framework for insurers. The PRA believes its plans are consistent with Solvency II requirements.
AGE is authorized to effect and carry out certain classes of general insurance, specifically: classes 14 (credit), 15 (suretyship) and 16 (miscellaneous financial loss) for commercial customers. This scope of permission is sufficient to enable AGE to effect and carry out financial guaranty insurance and reinsurance. The insurance and reinsurance businesses of AGE are subject to close supervision by the FSA U.K. AGE also has permission to arrange and advise on deals in financial guarantees which it underwrites, and to take deposits in the context of its insurance business.
Following the Company's decision in 2010 to place AGUK into run-off, the Company has been utilizing AGE as the entity from which to write business in the EEA. It was agreed between management and the FSA U.K. that any new business written by AGE will be guaranteed using a co-insurance structure pursuant to which AGE will co-insure municipal and infrastructure transactions with AGM, and structured finance transactions with AGC. AGE must obtain the approval of the FSA U.K. (or, after April 1, 2013, the PRA or FCA, as relevant) before it can guarantee any new structured finance transaction. AGE's financial guarantee will cover a proportionate share (expected to be approximately 3 to 10%) of the total exposure, and AGM or AGC, as the case may be, will guarantee the remaining exposure under the transaction (subject to compliance with EEA licensing requirements). AGM or AGC, as the case may be, will also issue a second-to-pay guaranty to cover AGE's financial guarantee. AGE is also the principal of Assured Guaranty Credit Protection Ltd ("AGCPL"). AGCPL is not FSA U.K. authorized, but is an appointed representative of AGE. This means AGCPL can carry on advising and arranging activities without a license, because AGE has regulatory responsibility for it.
Assured Guaranty Finance Overseas Ltd. (“AGFOL”), a subsidiary of AGL, is authorized by the FSA U.K. to carry out designated investment business activities in that it may “advise on investments (except on pension transfers and pension opt outs)” relating to most investment instruments. In addition, it may arrange or bring about transactions in investments and make “arrangements with a view to transactions in investments.” In all cases, it may deal only with clients who are eligible counterparties or professional customers (so no retail clients), or, when arranging or advising on insurance contracts, commercial customers. It should be noted that AGFOL is not authorized as an insurer and does not itself take risk in the transactions it arranges or places, and may not hold funds on behalf of its customers. AGFOL's permissions also allow it to introduce business to AGC and AGM, so that AGFOL can arrange financial guaranties underwritten by AGC and AGM, even though AGFOL's role will be limited to acting as a pure introducer of business to AGC and AGM. AGFOL is an “Exempt CAD” firm: although it is a MiFID investment firm, it does not have to comply with the CAD. Its activities are limited to receiving and transmitting orders and giving investment advice and it cannot hold client money.

Solvency Requirements
The Prudential Sourcebooks require that non-life insurance companies such as AGUK and AGE maintain a margin of solvency at all times in respect of the liabilities of the insurance company, the calculation of which depends on the type and amount of insurance business a company writes. The method of calculation of the solvency margin (known as the minimum capital requirement) is set out in the Prudential Sourcebooks, and for these purposes, the insurer's assets and liabilities are subject to specified valuation rules. If and to the extent that the premiums it collects for specified categories of insurance, such as credit and property, exceed certain specified minimum thresholds, a non-life insurance company must have extra technical provisions, called an equalization reserve, in addition to its minimum capital requirements. The purpose of the equalization reserve, calculated in accordance with the Prudential Sourcebooks, is to ensure that insurers retain additional assets to provide some extra protection against uncertainty as to the amount of claims.
The Prudential Sourcebooks also require that AGUK and AGE calculate and share with the FSA U.K. their “enhanced capital requirement” based on risk-weightings applied to assets held and lines of business written. In 2007, the FSA U.K. replaced the individual capital assessment for financial guaranty insurers with a “benchmarker” capital adequacy model devised by the FSA U.K. Should the level of capital of AGUK or AGE fall below the capital requirement as indicated by the benchmarker, the FSA U.K. may require the Company to undertake further work, following which Individual Capital Guidance may result. Failure to maintain capital at least equal to the minimum capital requirement in the benchmarker model is one of the grounds on which the wide powers of intervention conferred upon the FSA U.K. may be exercised. AGE and AGUK each are discussing with the FSA U.K. the assumptions for the benchmarker model and the appropriate level of capital for AGE and AGUK, respectively, including whether any additional capital would be required following the January 2013 Moody's downgrade of AGC and AGM.
The European Union's Solvency II Directive (Directive 2009/138/EC), which itself is to be amended by the proposed Omnibus II Directive (collectively, “Solvency II”), is currently not expected to be implemented before 2015 at the earliest. The solvency requirements described above will be replaced by such time. Among other things, Solvency II introduces a revised risk-based prudential regime which includes the following features:

•	assets and liabilities are generally to be valued at their market value;

•
the amount of required economic capital is intended to ensure, with a probability of 99.5%, that regulated firms are able to meet their obligations to policyholders and beneficiaries over the following 12 months; and

•	reinsurance recoveries will be treated as a separate asset (rather than being netted off the underlying insurance liabilities).
In many instances, Solvency II is expected to require insurers to maintain a somewhat increased amount of capital to satisfy the new solvency capital requirements. AGE has been accepted by the FSA U.K. into the pre-application process and has begun the process to apply for approval from the FSA U.K. for use of the “Partial Internal Model” methodology for calculation of its solvency capital requirement, which combines standard formulas developed by the European Insurance and Occupational Pensions Authority under the direction of the European Commission, for calculation of certain capital requirements with an internally developed model for calculation of other capital requirements. The formal application process has been delayed until mid-2014 at the earliest because of the delay in the implementation of Solvency II.
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
Further, an insurer is required to report in its annual returns to the FSA U.K. all material related party transactions (such as intra-group reinsurance whose value is more than 5% of the insurer's general insurance business amount).
Restrictions on Dividend Payments
U.K. company law prohibits each of AGUK and AGE from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. insurance regulatory laws impose no statutory restrictions on a general insurer's ability to declare a dividend, the FSA U.K.'s capital requirements may in practice act as a restriction on dividends.
Reporting Requirements
U.K. insurance companies must prepare their financial statements under the Companies Act 2006, which requires the filing with Companies House of audited financial statements and related reports. In addition, U.K. insurance companies are required to file regulatory returns with the FSA U.K., which include a revenue account, a profit and loss account and a balance sheet in prescribed forms. Under the Prudential Sourcebooks, audited regulatory returns must be filed with the FSA U.K. within two months and 15 days of the financial year end (or three months where the delivery of the return is made electronically).
Supervision of Management
Individuals that perform one or more “controlled functions” such as significant influence functions or the customer function within authorized firms must be approved by FSA U.K. to carry out that function. The management of insurance companies falls within the scope of significant influence functions. Individuals performing these functions are “Approved Persons” for the purpose of Part V of FSMA and staff performing these specified “controlled functions” within an authorized firm must be approved by the FSA U.K.
Change of Control
FSMA regulates the acquisition or increase of “control” of any U.K. authorized firm, including insurance companies. Any person (a company or individual) that directly or indirectly acquires 10% or 20% (depending on the type of firm, the “Control Percentage Threshold”) or more of the shares, or is entitled to exercise or control the exercise of the Control Percentage Threshold or more of the voting power, in a U.K. authorized firm or its parent undertaking is considered to “acquire control” of the authorized firm. Broadly speaking, the 10% threshold applies to banks, insurers (but not brokers) and MiFID investment firms, and the 20% threshold to insurance brokers and certain other firms that are non-directive firms.
Under FSMA, when a person decides to acquire or increase “control” of a U.K. authorized firm (including an insurance company) they must give the FSA U.K. notice in writing before making the acquisition. The FSA U.K. has up to 60 working days (without including any period of interruption) in which to assess a change of control case. The 60 working day period will begin on the day it confirms receipt of a complete section 178 notice (that includes all supporting documents). A person cannot acquire an authorized firm until the FSA U.K. have assessed and approved the transaction. The FSA U.K. may interrupt the assessment period once during the 60 working day period - for up to 20 days in the case of EEA controllers, and 30 days for others.
In considering whether to approve an application, the FSA U.K. must consider among other things, the reputation of the person acquiring control, the reputation and experience of any person who will direct the business, the financial soundness of the acquirer and whether the authorized firm will be able to comply with its prudential requirements. Failure to make prior notification of a change in control is an offence under FSMA and could result in action being taken by the FSA U.K..
Intervention and Enforcement
The FSA U.K. has extensive powers to intervene in the affairs of an authorized firm, culminating in the sanction of the suspension of authorization to carry on a regulated activity. FSA U.K. can also vary or cancel a firm's permissions under its own initiative if it considers that the firm is failing, or is likely to fail, to satisfy the Threshold Conditions. FSMA gives the FSA U.K. significant investigation and enforcement powers. It also gives FSA U.K. a rule-making power, under which it makes the various rules that constitute its Handbook of Rules and Guidance.
The FSA U.K. also has the power to prosecute criminal offenses arising under FSMA, and to prosecute insider dealing under Part V of the Criminal Justice Act of 1993, and breaches by authorized firms of money laundering regulations. The FSA U.K.'s stated policy is to pursue criminal prosecutions through the criminal justice system in all appropriate cases.
“Passporting”
EU directives allow AGFOL, AGUK and AGE to conduct business in EU states other than the U.K. where they are authorized by the FSA U.K. under a single market directive. This right extends to the EEA. A firm taking advantage of a right under a single market directive to conduct business in another EEA state can rely on its "home state" authorization. This ability to operate in other jurisdictions of the EEA on the basis of home state authorization and supervision is sometimes referred to as “passporting.”
Insurers may operate outside their home member state either on a “services” basis or on an “establishment” basis. Operating on a services basis means that the firm conducts permitted businesses in the host state without having a physical presence there. Operating on an establishment basis means the firm has a branch or physical presence in the host state. In both cases, a firm remains subject to regulation by its home state regulator although the firm may have to comply with certain local rules such as local conduct rules and regulations. This requirement to comply with local rules and regulations applies to any passporting firm, but a wider range apply where the firm is operating on an establishment basis. Even when operating on an establishment basis, home state rules apply in respect of organizational and prudential obligations. Each of AGUK, AGE and AGFOL is permitted to operate on a passport basis in various countries throughout the EEA where they are authorized by the FSA U.K. under a single market directive. However, as previously discussed, the Company has elected to place AGUK into run-off and it can only carry on business in another EEA state in respect of the activities for which it holds the appropriate authorization from the FSA U.K.
Fees and Levies
Each of AGUK and AGE is subject to FSA U.K. fees and levies based on its gross premium income and gross technical liabilities. The FSA U.K. also requires authorized firms, including authorized insurers, to participate in an investors' protection fund, known as the Financial Services Compensation Scheme. The Financial Services Compensation Scheme was established to compensate consumers of financial services firms, including the buyers of insurance, against failures in the financial services industry. Eligible claimants (identified in the Compensation Sourcebook of the FSA U.K. Handbook) may be compensated by the Financial Services Compensation Scheme when an authorized insurer is unable, or likely to be unable, to satisfy policyholder claims. Neither AGUK nor AGE expects to write any insurance business that is protected by the Financial Services Compensation Scheme.
Tax Matters

Taxation of AGL and Subsidiaries

Bermuda

Under current Bermuda law, there is no Bermuda income, corporate or profits tax or withholding tax, capital gains tax or capital transfer tax payable by AGL or its Bermuda Subsidiaries. AGL and the Bermuda Subsidiaries have each obtained from the Minister of Finance under the Exempted Undertakings Tax Protection Act 1966, as amended, an assurance that, in the event that Bermuda enacts legislation imposing tax computed on profits, income, any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance, then the imposition of any such tax shall not be applicable to AGL or the Bermuda Subsidiaries or to any of their operations or their shares, debentures or other obligations, until March 31, 2035. This assurance is subject to the proviso that it is not to be construed so as to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda, or to prevent the application of any tax payable in accordance with the provisions of the Land Tax Act 1967 or otherwise payable in relation to any land leased to AGL or the Bermuda Subsidiaries. AGL and the Bermuda Subsidiaries each pay annual Bermuda government fees, and the Bermuda Subsidiaries pay annual insurance license fees. In addition, all entities employing individuals in Bermuda are required to pay a payroll tax and there are other sundry taxes payable, directly or indirectly, to the Bermuda government.

United States

AGL has conducted and intends to continue to conduct substantially all of its foreign operations outside the U.S. and to limit the U.S. contacts of AGL and its foreign subsidiaries (except AGRO and AGE, which have elected to be taxed as U.S. corporations) so that they should not be engaged in a trade or business in the U.S. A foreign corporation, such as AG Re, that is deemed to be engaged in a trade or business in the United States would be subject to U.S. income tax at regular corporate rates, as well as the branch profits tax, on its income which is treated as effectively connected with the conduct of that trade or business, unless the corporation is entitled to relief under the permanent establishment provision of an applicable tax treaty, as discussed below. Such income tax, if imposed, would be based on effectively connected income computed in a manner generally analogous to that applied to the income of a U.S. corporation, except that a foreign corporation would generally be entitled to deductions and credits only if it timely files a U.S. federal income tax return. AGL, AG Re and certain of the other foreign subsidiaries have and will continue to file protective U.S. federal income tax returns on a timely basis in order to preserve the right to claim income tax deductions and credits if it is ever determined that they are subject to U.S. federal income tax. The highest marginal federal income tax rates currently are 35% for a corporation's effectively connected income and 30% for the "branch profits" tax.

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

Foreign corporations not engaged in a trade or business in the U.S., and those that are engaged in a U.S. trade or business with respect to their non-effectively connected income are nonetheless subject to U.S. withholding tax on certain "fixed or determinable annual or periodic gains, profits and income" derived from sources within the U.S. (such as dividends and certain interest on investments), subject to exemption under the Code or reduction by applicable treaties. The Bermuda Treaty does not reduce the U.S. withholding rate on U.S.-sourced investment income. The standard non-treaty rate of U.S. withholding tax is currently 30%.

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

AGL believes dividends paid by AGL on its common shares to non-corporate holders will be eligible for reduced rates of tax at the rates applicable to long-term capital gains as "qualified dividend income," provided that AGL is not a PFIC and certain other requirements, including stock holding period requirements, are satisfied. Note, however, that legislation has periodically been introduced in the U.S. Congress intending to limit the availability of this preferential dividend tax rate where dividends are paid by corporations resident in foreign jurisdictions deemed to be "tax haven" jurisdictions for this purpose.

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

The RPII CFC Provisions.    The following discussion generally is applicable only if the RPII of AG Re or any other foreign insurance subsidiary that has not made an election under section 953(d) of the Code to be treated as a U.S. corporation for all U.S. federal tax purposes or are CFCs owned directly or indirectly by AGUS (each a "Foreign Insurance Subsidiary" or collectively, with AG Re, the "Foreign Insurance Subsidiaries") determined on a gross basis, is 20% or more of the Foreign Insurance Subsidiary's gross insurance income for the taxable year and the 20% Ownership Exception (as defined below) is not met. The following discussion generally would not apply for any taxable year in which the Foreign Insurance Subsidiary's gross RPII falls below the 20% threshold or the 20% Ownership Exception is met. Although the Company cannot be certain, it believes that each Foreign Insurance Subsidiary has been, in prior years of operations, and will be, for the foreseeable future, either below the 20% threshold or in compliance with the requirements of 20% Ownership Exception for each tax year.

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

Uncertainty as to Application of RPII.    The RPII provisions are complex and have never been interpreted by the courts or the Treasury Department in final regulations; regulations interpreting the RPII provisions of the Code exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any such changes, as well as any interpretation or application of RPII by the IRS, the courts or otherwise, might have retroactive effect. These provisions include the grant of authority to the Treasury Department to prescribe "such regulations as may be necessary to carry out the purpose of this subsection including regulations preventing the avoidance of this subsection through cross insurance arrangements or otherwise." Accordingly, the meaning of the RPII provisions and the application thereof to the Foreign Insurance Subsidiaries is uncertain. In addition, the Company cannot be certain that the amount of RPII or the amounts of the RPII inclusions for any particular RPII shareholder, if any, will not be subject to adjustment based upon subsequent IRS examination. Any prospective investor which does business with a Foreign Insurance Subsidiary and is considering an investment in common shares should consult his tax advisor as to the effects of these uncertainties.

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

For taxable years beginning after March 18, 2010, the Code requires that any individual owning an interest in “specified foreign financial assets,” including an interest in a foreign entity (such as AGL) that is not held in an account maintained by a financial institution, the value of which in the aggregate exceeds certain thresholds, attach IRS Form 8938 to his or her tax return for the year that provides detailed disclosure of such assets. Penalties may be assessed for failure to comply. Future guidance is expected to provide that certain domestic entities would also be subject to this reporting requirement in the future.

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

If AGL were characterized as a PFIC during a given year, each U.S. Person holding AGL's shares would be subject to a penalty tax at the time of the sale at a gain of, or receipt of an "excess distribution" with respect to, their shares, unless such person (i) is a 10% U.S. Shareholder and AGL is a CFC or (ii) made a "qualified electing fund election" or "mark-to-market" election. It is uncertain that AGL would be able to provide its shareholders with the information necessary for a U.S. Person to make a qualified electing fund election. In addition, if AGL were considered a PFIC, upon the death of any U.S. individual owning common shares, such individual's heirs or estate would not be entitled to a "step-up" in the basis of the common shares that might otherwise be available under U.S. federal income tax laws. In general, a shareholder receives an "excess distribution" if the amount of the distribution is more than 125% of the average distribution with respect to the common shares during the three preceding taxable years (or shorter period during which the taxpayer held common shares). In general, the penalty tax is equivalent to an interest charge on taxes that are deemed due during the period the shareholder owned the common shares, computed by assuming that the excess distribution or gain (in the case of a sale) with respect to the common shares was taken in equal portion at the highest applicable tax rate on ordinary income throughout the shareholder's period of ownership. The interest charge is equal to the applicable rate imposed on underpayments of U.S. federal income tax for such period. In addition, a distribution paid by AGL to U.S. shareholders that is characterized as a dividend and is not characterized as an excess distribution would not be eligible for reduced rates of tax as qualified dividend income.

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

Changes in U.S. Federal Income Tax Law Could Materially Adversely Affect AGL or AGL's Shareholders.    Legislation has been introduced from time to time in the U.S. Congress intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the U.S. but have certain U.S. connections. For example, legislation has been introduced in Congress to limit the deductibility of reinsurance premiums paid by U.S. companies to foreign affiliates. It is possible that this or similar legislation could be introduced in and enacted by the current Congress or future Congresses that could have an adverse impact on AGL or AGL's shareholders.

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

AGL's authorized share capital of $5,000,000 is divided into 500,000,000 shares, par value U.S. $0.01 per share, of which 194,168,651 common shares were issued and outstanding as of February 22, 2013. Except as described below, AGL's common shares have no pre-emptive rights or other rights to subscribe for additional common shares, no rights of redemption, conversion or exchange and no sinking fund rights. In the event of liquidation, dissolution or winding-up, the holders of AGL's common shares are entitled to share equally, in proportion to the number of common shares held by such holder, in AGL's assets, if any remain after the payment of all AGL's debts and liabilities and the liquidation preference of any outstanding preferred shares. Under certain circumstances, AGL has the right to purchase all or a portion of the shares held by a shareholder. See "—Acquisition of Common Shares by AGL" below.

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

Other Provisions of AGL's Bye-Laws

AGL's Board of Directors and Corporate Action

AGL's Bye-Laws provide that AGL's Board of Directors shall consist of not less than three and not more than 21 directors, the exact number as determined by the Board of Directors. AGL's Board of Directors consists of eleven persons. In 2011, AGL's Bye-laws were amended to eliminate the classified board structure and provide for the annual election of all directors without affecting the current term of any director then in office. Accordingly, at the 2012 Annual General Meeting, eight directors were elected for annual terms and three directors continue to serve terms expiring at the 2013 Annual General Meeting, at which time all directors will be elected annually.

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

Employees

As of December 31, 2012, the Company had 319 employees. None of the Company's employees are subject to collective bargaining agreements. The Company believes that employee relations are satisfactory.

Available Information

The Company maintains an Internet web site at www.assuredguaranty.com. The Company makes available, free of charge, on its web site (under Investor Information/SEC Filings) the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (d) of the Exchange Act as soon as reasonably practicable after the Company files such material with, or furnishes it to, the SEC. The Company also makes available, free of charge, through its web site (under About Us/Corporate Governance) links to the Company's Corporate Governance Guidelines, its Code of Conduct and the charters for its Board Committees.

The Company routinely posts important information for investors on its web site (under About Us/Company Statements and under Investor Information). The Company uses this web site as a means of disclosing material, non-public information and for complying with its disclosure obligations under SEC Regulation FD (Fair Disclosure). Accordingly, investors should monitor the Company Statements and Investor Information portions of the Company's web site, in addition to following the Company's press releases, SEC filings, public conference calls, presentations and webcasts.

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

The financial guaranties issued by the Company's insurance subsidiaries insure the credit performance of the guaranteed obligations over an extended period of time, in some cases over 30 years, and in most circumstances, the Company has no right to cancel such financial guaranties. As a result, the Company's estimate of ultimate losses on a policy is subject to significant uncertainty over the life of the insured transaction due to the potential for significant variability in credit performance as a result of changing economic, fiscal and financial market variability over the long duration of most contracts. If the Company is required to make claim payments, even if it is reimbursed in full over time and does not experience ultimate loss on a particular policy, such claim payments would reduce the Company's invested assets and therefore result in reduced liquidity and net investment income.

In addition, as a result of market changes, although the Company may not experience ultimate loss on a particular policy, the Company has exposure to infrastructure transactions with refinancing risk as to which the Company may need to make claim payments that it did not anticipate paying when the policies were issued; the aggregate amount of the claim payments may be substantial and reimbursement may not occur for an extended time, if at all. For the three largest transactions with significant refinancing risk, the Company may be exposed to, and subsequently recover, payments aggregating $1.4 billion. The claim payments are anticipated to occur substantially between 2014 and 2017, while the recoveries could take 20-45 years, depending on the transaction and the performance of the underlying collateral. For more information about this risk, see "The Company may require additional capital from time to time, including from soft capital and liquidity credit facilities, which may not be available or may be available only on unfavorable terms" under "Risks Related to the Company's Capital and Liquidity Requirements" below.

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

During the recent financial crisis, certain sectors within the Company's insured portfolio experienced losses far in excess of initial expectations. The Company's loss experience, particularly in respect of its insured RMBS transactions, demonstrated the limited value of historical loss data in predicting future losses. The Company's loss reserve models take into account current and expected future trends in loss severities, which for RMBS transactions, contemplate the impact of current and probable foreclosure liquidation expectations, default rates, prepayment speeds, the impact of governmental economic and consumer stimulation programs and other factors impacting the transactional cash flows and ultimately losses. These factors, which are integral elements of the Company's reserve estimation methodology, are updated on a quarterly basis based on current U.S. RMBS performance data. The Company's net par outstanding as of December 31, 2012 and December 31, 2011 for U.S. RMBS was $17.8 billion and $21.6 billion, respectively, of which $7.2 billion and $8.4 billion, respectively, was rated investment grade under the Company's rating methodology. For a discussion of the Company's review of its RMBS transactions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Consolidated Results of Operations—Losses in the Insured Portfolio."

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

The Company's efforts to put back loans for breaches of representations and warranties have been subject to a number of difficulties. First, the review itself is time-consuming and costly and may not necessarily result in a greater amount of recoveries than the costs incurred in this process. In addition, the sellers or originators may challenge the Company's ability to complete this process, including without limitation, by refusing to make the loan files available to the Company; asserting that there has been no breach or that any such breach is not material; or delaying or otherwise prolonging the repayment process. The Company may also need to rely on the trustee of the insured transaction to enforce this remedy on its behalf and the trustee may be unable or unwilling to pursue the remedy in a manner that is satisfactory to the Company.

The amount of recoveries that the Company receives from the sellers or originators is also subject to considerable uncertainty, which may affect the amount of ultimate losses the Company pays on the transaction. For instance, the Company may determine to accept a negotiated settlement with a seller or originator in lieu of a repurchase of mortgage loans, in which case, current estimates of expected recoveries may differ from actual recoveries. In many cases, when a seller or originator has not complied with its obligation to repurchase mortgage loans or when attempts to arrive at a negotiated settlement have not been successful, the Company has commenced litigation in order to enforce its rights and remedies. Litigation is expensive, necessitates substantial senior management resources, may not be resolved for a number of years and may result in unfavorable outcomes. Additionally, the Company may be unable to enforce the repurchase remedy because of a deterioration in the financial position of the seller or originator to a point where it does not have the financial wherewithal to pay. Furthermore, a portion of the expected recoveries are derived from the Company's estimates of the number of loans that will both default in the future and be found to have material breaches of representations and warranties. The Company has estimated future recoveries based on its experience to date, has discounted the success rate it has been experiencing in recognition of the uncertainties described herein and has also excluded any credit for repurchases by sellers or originators the Company believes do not have the financial wherewithal to pay. Although the Company believes that its methodology for extrapolating estimated recoveries is appropriate for evaluating the amount of potential recoveries, actual recoveries may differ materially from those estimated.

The methodologies that the Company uses to estimate expected losses in general and for any specific obligation in particular may not be similar to methodologies used by the Company's competitors, counterparties or other market participants. For additional discussion of the Company's reserve methodologies, see Note 6, Expected Loss to be Paid, of the Financial Statements and Supplementary Data.

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

The ratings assigned by the rating agencies that publish financial strength or financial enhancement ratings on the Company's insurance subsidiaries are subject to frequent review and may be lowered by a rating agency as a result of a number of factors, including, but not limited to, the rating agency's revised stress loss estimates for the Company's portfolio, adverse developments in the Company's or the subsidiaries' financial conditions or results of operations due to underwriting or investment losses or other factors, changes in the rating agency's outlook for the financial guaranty industry or in the markets in which the Company operates, or a revision in the rating agency's capital model or ratings methodology. Their reviews occur at any time and without notice to the Company and could result in a decision to downgrade, revise or withdraw the financial strength or financial enhancement ratings of AGL's insurance and reinsurance subsidiaries.

Since 2008, each of S&P and Moody's has reviewed and downgraded the financial strength ratings of AGL's insurance and reinsurance subsidiaries, including AGC, AGM and AG Re. In addition, the rating agencies have from time to time changed the ratings outlook for certain of the Company's subsidiaries to "negative" from "stable" or have placed such ratings on watch for possible downgrade. For example, in March 2012, Moody's placed the ratings of AGL and its subsidiaries, including the insurance financial strength ratings of the AGL's insurance subsidiaries, on review for possible downgrade. The rating review was not concluded until January 17, 2013, when Moody's announced new credit ratings for AGL and its subsidiaries, including lower insurance financial strength ratings of A2 (Stable Outlook) for AGM, A3 (Stable Outlook) for AGC and Baa1 (Stable Outlook) for AG Re. In January 2011, S&P requested comments on proposed changes to its bond insurance ratings criteria, noting that it could lower its financial strength ratings on existing investment-grade bond insurers by one or more rating categories if the proposed criteria were adopted. The resulting uncertainty over the Company's financial strength ratings was not resolved until November 30, 2011, when S&P downgraded the counterparty credit and financial strength ratings of AGM and AGC to AA- (Stable Outlook).

The Company believes that these rating agency actions and proposals have reduced the Company's new business opportunities and have also affected the value of the Company's product to issuers and investors. The insurance subsidiaries' financial strength ratings are an important competitive factor in the financial guaranty insurance and reinsurance markets. If the financial strength or financial enhancement ratings of any of the Company's insurance subsidiaries were reduced below current levels, the Company expects it would have further adverse effect on its future business opportunities as well as the premiums it could charge for its insurance policies and consequently, a downgrade could harm the Company's new business production, results of operations and financial condition.

In addition, a downgrade may have a negative impact on the Company in respect of transactions that it has insured or reinsurance that it has assumed.

•
For example, a downgrade of one of the Company's insurance subsidiaries may result in increased claims under financial guaranties such subsidiary has issued. Under variable rate demand obligations insured by AGM, the January 2013 Moody's downgrade of AGM and any further downgrades past rating levels specified in the transaction documents could result in the municipal obligor paying a higher rate of interest and in such obligations amortizing on a more accelerated basis than expected when the obligations originally were issued; if the municipal obligor is unable to make such interest or principal payments, AGM may receive a claim under its financial guaranty.

Under interest rate swaps insured by AGM, the January 2013 Moody's downgrade of AGM and any further downgrades past specified rating levels could entitle the municipal obligor's swap counterparty to terminate the swap; if the municipal obligor owed a termination payment as a result and were unable to make such payment, AGM may receive a claim if its financial guaranty guaranteed such termination payment. For more information about increased claim payments the Company may potentially make, see Note 7, Financial Guaranty Insurance Losses, of the Financial Statements and Supplementary Data, –Ratings Impact on Financial Guaranty Business.

•
In addition, as discussed in greater detail under "Liquidity and Capital Resources—Commitments and Contingencies—Recourse Credit Facilities—2009 Strip Coverage Facility" within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," the January 2013 Moody's downgrade of AGM may result in early termination of all leases under leveraged lease transactions insured by AGM. Upon early termination of a lease, to the extent the early termination payment owing to the lessor within such a transaction is not paid by the municipal lessee, a claim could be made to AGM under its financial guaranty. To mitigate this risk, AGM has entered into a liquidity facility with Dexia Crédit Local S.A. to finance the potential payment of claims under these policies. See "Risks Related to the AGMH Acquisition—The Company has substantial exposure to credit and liquidity risks from Dexia" within these Risk Factors.

•
Furthermore, a downgrade of AGC and AG Re could result in ceding companies recapturing business that they had ceded to these reinsurers. See "The downgrade of the financial strength ratings of AG Re or of AGC gives reinsurance counterparties the right to recapture ceded business, which would lead to a reduction in the Company's unearned premium reserve and related earnings on such reserve" below.

•
Separately, in certain other transactions beneficiaries of financial guaranties issued by the Company's insurance subsidiaries may have the right to cancel the credit protection offered by the Company, which would result in the loss of future premium earnings and the reversal of any fair value gains or losses recorded by the Company.

If AGC's financial strength or financial enhancement ratings were downgraded, the Company could be required to post additional collateral under certain of its credit derivative contracts or certain of the Company's counterparties could have a right to terminate such credit derivative contract. See "If AGC's financial strength or financial enhancement ratings were downgraded, the Company could be required to make termination payments or post collateral under certain of its credit derivative contracts, which could impair its liquidity, results of operations and financial condition" below.

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

Within the Company’s insured CDS portfolio, the transaction documentation for approximately $2.0 billion in CDS gross par insured as of December 31, 2012 provides that a downgrade of AGC's financial strength rating below BBB- or Baa3 would constitute a termination event that would allow the relevant CDS counterparty to terminate the affected transactions. If the CDS counterparty elected to terminate the affected transactions, AGC could be required to make a termination payment (or may be entitled to receive a termination payment from the CDS counterparty). Of the transactions described above, for one of the CDS counterparties, a downgrade of AGC's financial strength rating below A- or A3 (but not below BBB- or Baa3) would constitute a termination event for which the Company has the right to cure by posting collateral, assigning its rights and obligations in respect of the transactions to a third party, or seeking a third party guaranty of its obligations. No counterparty had a right to terminate any transactions as a result of the January 2013 Moody's downgrade of AGC. The Company does not believe that it can accurately estimate the termination payments AGC could be required to make if, as a result of any such downgrade, a CDS counterparty terminated the affected transactions. These payments could have a material adverse effect on the Company’s liquidity and financial condition.

The transaction documentation for approximately $13.2 billion in CDS gross par insured as of December 31, 2012 requires certain of the Company's insurance subsidiaries to post eligible collateral to secure its obligations to make payments under such contracts based on (i) the mark-to-market valuation of the underlying exposure and (ii) in some cases, the financial strength ratings of such subsidiaries. Eligible collateral is generally cash or U.S. government or agency securities; eligible collateral other than cash is valued at a discount to the face amount. As a result of the January 2013 Moody's downgrade of AGC's financial strength rating, AGC was required under such transaction documentation to post approximately $70 million of additional collateral, for a total amount posted by the Company's insurance subsidiaries of approximately $728 million (which amount reflects some of the eligible collateral being valued at a discount to the face amount).

•
For approximately $12.8 billion of such contracts, AGC has negotiated caps such that, after giving effect to the January 2013 Moody's downgrade of AGC, the posting requirement cannot exceed on a cash basis more than $675 million, regardless of the mark-to-market valuation of the exposure or the financial strength ratings of AGC. Such capped amount is part of the approximately $728 million being posted by the Company's insurance subsidiaries.

•
For the remaining approximately $400 million of such contracts, AGC could be required from time to time to post additional collateral based on movements in the mark-to-market valuation of the underlying exposure. Of the $728 million being posted by the Company's insurance subsidiaries, approximately $68 million relate to such $400 million of notional.

The downgrade of the financial strength ratings of AG Re or of AGC gives reinsurance counterparties the right to recapture ceded business, which would lead to a reduction in the Company's unearned premium reserve and related earnings on such reserve.

With respect to a significant portion of the Company's in-force financial guaranty assumed business, based on AG Re's and AGC's current ratings and subject to the terms of each reinsurance agreement, the third party ceding company may have the right to recapture assumed business ceded to AG Re and AGC, and assets representing substantially all of the statutory unearned premium (net of ceding commissions) and loss reserves (if any) associated with that business. As of December 31, 2012, AG Re had posted $328 million of collateral in trust accounts for the benefit of third party ceding companies to secure its obligations under its reinsurance agreements, excluding contingency reserves. The equivalent amount for AGC is $147 million; AGC is not required to post collateral. In February 2013, AG Re posted an additional $27 million of collateral due to the January 2013 downgrade by Moody's of its financial strength rating to Baa1. At December 31, 2012, the amount of additional ceding commission for AG Re was $8 million.

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

The Company's loss reserves, profitability, financial position, insured portfolio, investment portfolio, cash flow, statutory capital and stock price could be materially affected by the U.S. and global markets. Upheavals in the financial markets can affect the Company's business through their effects on general levels of economic activity and employment. The global recession and disruption of the financial markets has led to concerns over capital markets access and the solvency of certain European Union member states, including Greece, Portugal, Ireland, Italy and Spain, and of financial institutions that have significant direct or indirect exposure to debt issued by these countries. Certain of the major rating agencies have downgraded the sovereign debt of Greece, Portugal and Ireland to below investment grade. The sovereign debt of Italy and Spain has also recently downgraded. The September 6, 2012 announcement of a European Central Bank program to purchase unlimited amounts of secondary market debt of euro area sovereigns that apply for a full macroeconomic adjustment or precautionary program from the European Financial Stability Facility / European Stability Mechanism has helped in the reduction of European sovereign yields. However, concerns remain over potential further economic and financial distress at these or other European Union member states. In the U.S., the unemployment rate remains high and housing prices have only recently shown signs of stabilization. The Company and its financial position will continue to be subject to risk of the global financial and economic conditions that could materially and negatively affect its ability to access the capital markets, the cost of the Company's debt, the demand for its products, the amount of losses incurred on transactions it guarantees, the value of its investment portfolio, its financial ratings and its stock price.

Issuers or borrowers whose securities or loans the Company insures or holds as well as the Company's counterparties under swaps and other derivative contracts may default on their obligations to the Company due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Additionally, the underlying assets supporting structured finance securities that the Company's insurance subsidiaries have guaranteed may deteriorate, causing these securities to incur losses. These losses could be significantly more than the Company expects and could materially adversely impact its financial strength, ratings and prospects for future business.

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

The economic crisis caused many state and local governments that issue some of the obligations the Company insures to experience significant budget deficits and revenue collection shortfalls that require them to significantly raise taxes and/or cut spending in order to satisfy their obligations. While the U.S. government has provided some financial support to state and local governments and although, in 2012, overall state revenues have increased, significant budgetary pressures remain, especially at the local government level. Certain local governments have sought protection from creditors under Chapter 9 of the Bankruptcy Code as a means of restructuring their outstanding debt. If the issuers of the obligations in the Company's public finance portfolio do not have sufficient funds to cover their expenses and are unable or unwilling to raise taxes, decrease spending or receive federal assistance, the Company may experience increased levels of losses or impairments on its public finance obligations, which could materially and adversely affect its business, financial condition and results of operations.

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

Demand for financial guaranty insurance generally fluctuates with changes in market credit spreads. Credit spreads, which are based on the difference between interest rates on high-quality or "risk free" securities versus those on lower-rated or uninsured securities, fluctuate due to a number of factors and are sensitive to the absolute level of interest rates, current credit experience and investors' willingness to purchase lower-rated or higher-rated securities. When interest rates are low, as they have been in 2012 and for the foreseeable future, or when the market is relatively less risk averse, the credit spread between high-quality or insured obligations versus lower- rated or uninsured obligations typically narrows or is "tight" and, as a result, financial guaranty insurance typically provides lower interest cost savings to issuers than it would during periods of relatively wider credit spreads. As a result, issuers are less likely to use financial guaranties on their new issues when credit spreads are tight, resulting in decreased demand or premiums obtainable for financial guaranty insurance, and thus a reduction in the Company's results of operations.

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

As described in greater detail under "Competition" in "Item 1. Business," the Company can face competition, either in the form of current or new providers of credit enhancement or in terms of alternative structures, including uninsured offerings, or pricing competition. Increased competition could have an adverse effect on the Company's insurance business.

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

The principal currencies creating foreign exchange risk are the British pound sterling and the European Union euro. The Company cannot accurately predict the nature or extent of future exchange rate variability between these currencies or relative to the U.S. dollar. Exchange rates between these currencies and the U.S. dollar have fluctuated significantly in recent periods and may continue to do so in the future, which could adversely impact the Company's financial position, results of operations and cash flows.

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

The Company's operating results are affected, in part, by the performance of its investment portfolio which consists primarily of fixed-income securities and short-term investments. As of December 31, 2012, the fixed maturity securities and short-term investments had a fair value of approximately $10.9 billion. Credit losses and changes in interest rates could have an adverse effect on its shareholders' equity and net income. Credit losses result in realized losses on the Company's investment portfolio, which reduce net income and shareholders' equity. Changes in interest rates can affect both shareholders' equity and investment income. For example, if interest rates decline, funds reinvested will earn less than expected, reducing the Company's future investment income compared to the amount it would earn if interest rates had not declined. However, the value of the Company's fixed-rate investments would generally increase if interest rates decreased, resulting in an unrealized gain on investments included in shareholders' equity. Conversely, if interest rates increase, the value of the investment portfolio will be reduced, resulting in unrealized losses that the Company is required to include in shareholders' equity as a change in accumulated other comprehensive income. Accordingly, interest rate increases could reduce the Company's shareholders' equity.

As of December 31, 2012, mortgage-backed securities constituted approximately 16% of the Company's fixed-income securities and short-term investments. Changes in interest rates can expose the Company to significant prepayment risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities are prepaid more quickly, requiring the Company to reinvest the proceeds at then-current market rates. During periods of rising interest rates, the frequency of prepayments generally decreases.

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

The Company's capital requirements depend on many factors, primarily related to its in-force book of business and rating agency capital requirements.

The Company needs liquid assets to pay losses on its insured portfolio and to write new business. For example, the Company has outstanding exposures to certain infrastructure transactions in its insured portfolio that may expose it to refinancing risk. These transactions generally involve long-term infrastructure projects that are financed by bonds that mature prior to the expiration of the project concession. While the cash flows from these projects were expected to be sufficient to repay all of the debt over the life of the project concession, in order to pay the principal on the early maturing debt, the Company expected it to be refinanced in the market at or prior to its maturity. Due to market dislocation and increased credit spreads, some or all of the securities may not be refinanced and, as a result, the Company may have to pay a claim at the maturity of the securities. The Company generally projects that in most scenarios it will be fully reimbursed for such payments, but repayment is uncertain and depends on many factors, including future project cashflows. In addition, the aggregate amount of the claim payments may be substantial and reimbursement may not occur for an extended time, if at all. The Company may be exposed to, and subsequently recover, payments aggregating $1.4 billion related to the three largest transactions with significant refinancing risk. The claim payments are anticipated to occur substantially between 2014 and 2017, while the recoveries could take 20-45 years, depending on the transaction and the performance of the underlying collateral.

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

Future capital raises for equity or equity-linked securities could also result in dilution to the Company's shareholders. In addition, some securities that the Company could issue, such as preferred stock or securities issued by the Company's operating subsidiaries, may have rights, preferences and privileges that are senior to those of its common shares.

Financial guaranty insurers and reinsurers typically rely on providers of lines of credit, credit swap facilities and similar capital support mechanisms (often referred to as "soft capital") to supplement their existing capital base, or "hard capital." The ratings of soft capital providers directly affect the level of capital credit which the rating agencies give the Company when evaluating its financial strength. The Company intends to maintain soft capital facilities with providers having ratings adequate to provide the Company's desired capital credit, although no assurance can be given that it will be able to renew any existing soft capital facilities or that one or more of the rating agencies will not downgrade or withdraw the applicable ratings of such providers in the future. In addition, the Company may not be able to replace a downgraded soft capital provider with an acceptable replacement provider for a variety of reasons, including if an acceptable replacement provider is willing to provide the Company with soft capital commitments or if any adequately-rated institutions are actively providing soft capital facilities. Furthermore, the rating agencies may in the future change their methodology and no longer give credit for soft capital, which may necessitate the Company having to raise additional capital in order to maintain its ratings.

An increase in the Company's subsidiaries' leverage ratio may prevent them from writing new insurance.

Rating agencies and insurance regulatory authorities impose capital requirements on the Company's insurance subsidiaries. These capital requirements, which include leverage ratios and surplus requirements, limit the amount of insurance that the Company's subsidiaries may write. The Company's insurance subsidiaries have several alternatives available to control their leverage ratios, including obtaining capital contributions from the Company, purchasing reinsurance or entering into other loss mitigation agreements, or reducing the amount of new business written. However, a material reduction in the statutory capital and surplus of a subsidiary, whether resulting from underwriting or investment losses, a change in regulatory capital requirements or otherwise, or a disproportionate increase in the amount of risk in force, could increase a subsidiary's leverage ratio. This in turn could require that subsidiary to obtain reinsurance for existing business (which may not be available, or may be available on terms that the Company considers unfavorable), or add to its capital base to maintain its financial strength ratings. Failure to maintain regulatory capital levels could limit that subsidiary's ability to write new business.

The Company's holding companies' ability to meet its obligations may be constrained.

Each of AGL, AGUS and AGMH is a holding company and, as such, has no direct operations of its own. None of AGL, AGUS or AGMH expects to have any significant operations or assets other than its ownership of the shares of its subsidiaries. However, their insurance subsidiaries are subject to regulatory and rating agency restrictions limiting their ability to declare and to pay dividends and make other payments. Such dividends and permitted payments are expected to be the primary source of funds for AGL, AGUS and AGMH to meet ongoing cash requirements, including operating expenses, any future debt service payments and other expenses, and to pay dividends to its shareholders. Accordingly, if the insurance subsidiaries cannot pay sufficient dividends or make other permitted payments at the times or in the amounts that are required, that would have an adverse effect on the ability of AGL, AGUS and AGMH to satisfy their ongoing cash requirements and on their ability to pay dividends to shareholders. If AGL does not pay dividends, the only return on an investment in AGL's shares, if at all, would come from any appreciation in the price of the common shares.

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

AGL anticipates that its liquidity needs will be met by:

•the ability of its operating subsidiaries to pay dividends or to make other payments,
•external financings,
•investment income from its invested assets, and
•current cash and short-term investments.

The Company expects that its subsidiaries' need for liquidity will be met by:

•	the operating cash flows of such subsidiaries,

•	external financings,

•	investment income from their invested assets, and

•	proceeds derived from the sale of its investment portfolio, a significant portion of which is in the form of cash or short-term investments.

All of these sources of liquidity are subject to market, regulatory or other factors that may impact the Company's liquidity position at any time. As discussed above, AGL's insurance subsidiaries are subject to regulatory and rating agency restrictions limiting their ability to declare and to pay dividends and make other payments to AGL. As further noted above, external financing may or may not be available to AGL or its subsidiaries in the future on satisfactory terms.

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

The Company cannot give any assurance that the liquidity of AGL and its subsidiaries will not be adversely affected by adverse market conditions, changes in insurance regulatory law or changes in general economic conditions. In 2011, Assured Guaranty permitted a liquidity facility to expire without replacement and terminated and replaced a soft capital facility with an excess of loss reinsurance facility. There can be no assurance that existing liquidity facilities will prove adequate to the needs of AGL and its subsidiaries or that adequate liquidity will be available on favorable terms in the future.

Risks Related to the AGMH Acquisition

The Company has substantial exposure to credit and liquidity risks from Dexia.

Dexia and the Company have entered into a number of agreements intended to protect the Company from having to pay claims on AGMH's former Financial Products Business, which the Company did not acquire. Dexia has agreed to guarantee certain amounts, lend certain amounts or post liquid collateral for or in respect of AGMH's former Financial Products Business. Dexia SA and Dexia Crédit Local S.A. ("DCL"), jointly and severally, have also agreed to indemnify the Company for losses associated with AGMH's former Financial Products Business, including the ongoing Department of Justice and SEC investigations of such business. Furthermore, DCL, acting through its New York Branch, is providing a liquidity facility in order to make loans to AGM to finance the payment of claims under certain financial guaranty insurance policies issued by AGM or its affiliate that relate to the equity portion of leveraged lease transactions insured by AGM. The equity portion of the leveraged lease transactions is part of AGMH's financial guaranty business, which the Company did acquire. However, in connection with the AGMH Acquisition, DCL agreed to provide AGM with financing so that AGM could fund its payment of claims made under financial guaranty policies issued in respect of this portion of the business, because the amount of such claims could be large and are generally payable within a short time after AGM receives them. For a description of the agreements entered into with Dexia and a further discussion of the risks that these agreements are intended to protect against, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Arrangements with respect to AGMH's former Financial Products Business."

Despite the execution of such documentation, the Company remains subject to the risk that Dexia may not make payments or securities available (a) on a timely basis, which is referred to as "liquidity risk," or (b) at all, which is referred to as "credit risk," because of the risk of default. Even if Dexia has sufficient assets to pay, lend or post as collateral all amounts when due, concerns regarding Dexia's financial condition or willingness to comply with its obligations could cause one or more rating agencies to view negatively the ability or willingness of Dexia to perform under its various agreements and could negatively affect the Company's ratings. Under its orderly resolution plan, Dexia has continued to receive capital and liquidity support from the Belgian, French and Luxembourg governments. Such state aid has been authorized by the European Commission.

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

The Company is exposed to correlation risk across the various assets the Company insures. During periods of strong macroeconomic performance, stress in an individual transaction generally occurs in a single asset class or for idiosyncratic reasons. During a broad economic downturn, a wider range of the Company's insured portfolio could be exposed to stress at the same time. This stress may manifest itself in ratings downgrades, which may require more capital, or in actual losses. In addition, while the Company has experienced catastrophic events in the past without material loss, such as the terrorist attacks of September 11, 2001, the 2005 hurricane season and Superstorm Sandy in 2012, unexpected catastrophic events may have a material adverse effect upon the Company's insured portfolio and/or its investment portfolios.

Some of the Company's direct financial guaranty products may be riskier than traditional financial guaranty insurance.

As of December 31, 2012 and 2011, 15% and 17%, respectively, of the Company's financial guaranty direct exposures were executed as credit derivatives. Traditional financial guaranty insurance provides an unconditional and irrevocable guaranty that protects the holder of a municipal finance or structured finance obligation against non-payment of principal and interest, while credit derivatives provide protection from the occurrence of specified credit events, including non-payment of principal and interest. In general, the Company structures credit derivative transactions such that circumstances giving rise to its obligation to make payments are similar to that for financial guaranty policies and generally occur as losses are realized on the underlying reference obligation. The tenor of credit derivatives exposures, like exposure under financial guaranty insurance policies, is also generally for as long as the reference obligation remains outstanding.

Nonetheless, credit derivative transactions are governed by International Swaps and Derivatives Association, Inc. ("ISDA") documentation and operate differently from financial guaranty insurance policies. For example, the Company's control rights with respect to a reference obligation under a credit derivative may be more limited than when it issues a financial guaranty insurance policy on a direct primary basis. In addition, a credit derivative may be terminated for a breach of the ISDA documentation or other specific events, unlike financial guaranty insurance policies. In some of the Company's older credit derivative transactions, one such specified event is the failure of AGC to maintain specified financial strength ratings. If a credit derivative is terminated, the Company could be required to make a termination payment as determined under the ISDA documentation. In addition, under a limited number of credit derivative contracts, the Company may be required to post eligible securities as collateral, generally cash or U.S. government or agency securities, under specified circumstances. The need to post collateral under many of these transactions is subject to caps that the Company has negotiated with its counterparties, but there are some transactions as to which the Company could be required to post collateral based on movements in the mark-to-market valuation of the underlying exposure in excess of contractual thresholds. See "Risks Related to the Company's Financial Strength and Financial Enhancement Ratings—If AGC's financial strength or financial enhancement ratings were downgraded, the Company could be required to make termination payments or post collateral under certain of its credit derivative contracts, which could impair its liquidity, results of operations and financial condition."

Further downgrades of one or more of the Company's reinsurers could reduce the Company's capital adequacy and return on equity. The impairment of other financial institutions also could adversely affect the Company.

At December 31, 2012, the Company had ceded approximately 6% of its principal amount of insurance outstanding to third party reinsurers. In evaluating the credits insured by the Company, securities rating agencies allow capital charge "credit" for reinsurance based on the reinsurers' ratings. In recent years, a number of the Company's reinsurers were downgraded by one or more rating agencies, resulting in decreases in the credit allowed for reinsurance and in the financial benefits of using reinsurance under existing rating agency capital adequacy models. Many of the Company's reinsurers have already been downgraded to single-A or below by one or more rating agencies. The Company could be required to raise additional capital to replace the lost reinsurance credit in order to satisfy rating agency and regulatory capital adequacy and single risk requirements. The rating agencies' reduction in credit for reinsurance could also ultimately reduce the Company's return on equity to the extent that ceding commissions paid to the Company by the reinsurers were not adequately increased to compensate for the effect of any additional capital required. In addition, downgraded reinsurers may default on amounts due to the Company and such reinsurer obligations may not be adequately collateralized, resulting in additional losses to the Company and a reduction in its shareholders' equity and net income.

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

The Bermuda Monetary Authority has stated that achieving equivalence with European Union regulators under the Solvency II Directive (expected to become effective in 2015 at the earliest) is one of its key strategic objectives. To that end, the Authority has introduced (and is in the process of introducing) regulations that, among other things, implement a group supervision regime and enhance the capital and solvency framework applicable to Bermuda insurers. The regulations and the proposed regulations, when implemented, may have an impact on the Company's operations.

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

The fair value of a credit derivative will be affected by any event causing changes in the credit spread (i.e., the difference in interest rates between comparable securities having different credit risk) on an underlying security referenced in the credit derivative. Common events that may cause credit spreads on an underlying municipal or corporate security referenced in a credit derivative to fluctuate include changes in the state of national or regional economic conditions, industry cyclicality, changes to a company's competitive position within an industry, management changes, changes in the ratings of the underlying security, movements in interest rates, default or failure to pay interest, or any other factor leading investors to revise expectations about the issuer's ability to pay principal and interest on its debt obligations. Similarly, common events that may cause credit spreads on an underlying structured security referenced in a credit derivative to fluctuate may include the occurrence and severity of collateral defaults, changes in demographic trends and their impact on the levels of credit enhancement, rating changes, changes in interest rates or prepayment speeds, or any other factor leading investors to revise expectations about the risk of the collateral or the ability of the servicer to collect payments on the underlying assets sufficient to pay principal and interest. The fair value of credit derivative contracts also reflects the change in the Company's own credit cost, based on the price to purchase credit protection on AGC. For discussion of the Company's fair value methodology for credit derivatives, see Note 8, Fair Value Measurement, of the Financial Statements and Supplementary Data.

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

In particular, the Dodd-Frank Act could result in requirements for the Company to maintain capital and/or post margin with respect to future derivative transactions and possibly maintain capital on its existing insured derivatives portfolio. In 2012, the SEC and the CFTC released final rules for determining if the Company or its affiliates will be deemed to be a “swap dealer” or “major swap participant” (“MSP”) under the Dodd-Frank Act. The Company believes AGC and AGM may be required to register with the SEC as MSPs when those registration rules take effect; it is continuing to analyze its insured portfolio to determine whether registration with the CFTC as an MSP will be required. MSP designation and registration would likely expose the Company to increased compliance costs. The magnitude of related capital requirements resulting from designation and registration, and the extent to which such requirements would apply to the Company's legacy insured derivatives portfolio, will depend on the release of final rules by the SEC and CFTC, which has not yet occurred. As discussed in “Risks Related to the Company's Capital and Liquidity Requirements —The Company may require additional capital from time to time, including from soft capital and liquidity credit facilities, which may not be available or may be available only on unfavorable terms,” there can be no assurance that the Company will be able to obtain, or obtain on favorable terms, additional capital that may be required by the Dodd-Frank Act.

Pursuant to the Dodd-Frank Act, the FSOC is charged with identifying certain non-bank financial companies to be subject to supervision by the Board of Governors of the Federal Reserve System.  Although the Company is unlikely to be so designated based on its size, the FSOC also considers other factors, such as an entity's interconnectedness with other financial institutions, which could raise the Company's profile in this context. In a parallel international process, the International Association of Insurance Supervisors published a proposed assessment methodology for identifying global systematically important insurers which explicitly identified financial guaranty insurance as an activity that poses increased systemic risk relative to more traditional insurance activities.

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

The foregoing requirements, as well as others that could be applied to the Company as a result of the legislation, could limit the Company’s ability to conduct certain lines of business and/or subject the Company to enhanced business conduct standards and/or otherwise adversely affect its future results of operations. Because many provisions of the Dodd-Frank Act are being implemented through agency rulemaking processes, a number of which have not been completed, the Company's assessment of the legislation’s impact on its business remains uncertain and is subject to change.

In addition, the decline in the financial strength of many financial guaranty insurers has caused government officials to examine the suitability of some of the complex securities guaranteed by financial guaranty insurers. For example, the New York Department of Financial Services ("NY DFS") had announced that it would develop new rules and regulations for the financial guaranty industry. On September 22, 2008, the NY DFS issued Circular Letter No. 19 (2008) (the “Circular Letter”), which established best practices guidelines for financial guaranty insurers effective January 1, 2009. The NY DFS had announced that it plans to propose legislation and regulations to formalize these guidelines. Such guidelines and the related legislation and regulations may limit the amount of new structured finance business that AGC may write.

Furthermore, if the Company fails to comply with applicable insurance laws and regulations it could be exposed to fines, the loss of insurance licenses, limitations on the right to originate new business and restrictions on its ability to pay dividends, all of which could have an adverse impact on its business results and prospects. As a result of a number of factors, including incurred losses and risks reassumed from troubled reinsurers, AGM and AGC have from time to time exceeded regulatory risk limits. Failure to comply with these limits allows the NY DFS the discretion to cause the Company to cease writing new business. Although the Company has notified the NY DFS of such noncompliance, the NY DFS has not exercised such discretion in the past. If an insurance company’s surplus declines below minimum required levels, the insurance regulator could impose additional restrictions on the insurer or initiate insolvency proceedings. AGC and AGM may increase surplus by various means, including obtaining capital contributions from the Company, purchasing reinsurance or entering into other loss mitigation arrangements, reducing the amount of new business written or obtaining regulatory approval to release contingency reserves. From time to time, AGM and AGC have obtained approval from their regulators to release contingency reserves based on the expiration of their insured exposure.

From time to time, legislators have called for changes to the Internal Revenue Code in order to limit or eliminate the Federal income tax exclusion for municipal bond interest. Such a change is expected to increase the cost of borrowing for state and local governments, and as a result, to cause a decrease in infrastructure spending by states and municipalities. Municipalities may issue a lower volume of bonds, and in particular may be less likely to refund existing debt, in which case, the amount of bonds that can benefit from insurance might also be reduced.

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

Future sales or other issuances of AGL's equity may adversely affect the market price of its common shares. In addition, based on a Schedule 13D/A filed by WL Ross Group, L.P. on December 5, 2011, the Company calculates that WL Ross Group, L.P. and its affiliates owned 10.2% of AGL's common shares as of December 31, 2012. WL Ross Group, L.P. and its affiliates have registration rights with respect to AGL common shares. A sale of a significant portion of such holdings could adversely affect the market price of AGL's common shares.

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

In addition, the Company occupies approximately 110,000 square feet of office space in New York City. This office space is leased by AGM. The lease expires in April 2026.

The Company and its subsidiaries also occupy currently another approximately 21,000 square feet of office space in San Francisco, Irvine, London and Sydney. The Irvine office lease expires in July 31, 2013 and is renewable at the option of the Company. The Company expects to renew the Irvine lease.

Management believes that the office space is adequate for its current and anticipated needs.

ITEM 3.    LEGAL PROCEEDINGS

Lawsuits arise in the ordinary course of the Company's business. It is the opinion of the Company's management, based upon the information available, that the expected outcome of litigation against the Company, individually or in the aggregate, will not have a material adverse effect on the Company's financial position or liquidity, although an adverse resolution of litigation against the Company in a fiscal quarter or year could have a material adverse effect on the Company's results of operations in a particular quarter or year.

In addition, in the ordinary course of their respective businesses, certain of the Company's subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods. For example, as described in the "Recovery Litigation—RMBS Transactions," section of Note 6, Expected Loss to be Paid, of the Financial Statements and Supplementary Data, as of the date of this filing, AGC and AGM have filed complaints against certain sponsors and underwriters of RMBS securities that AGC or AGM had insured, alleging, among other claims, that such persons had breached representations and warranties ("R&W") in the transaction documents, failed to cure or repurchase defective loans and/or violated state securities laws. The amounts, if any, the Company will recover in proceedings to recover losses are uncertain, and recoveries, or failure to obtain recoveries, in any one or more of these proceedings during any quarter or year could be material to the Company's results of operations in that particular quarter or year.

Proceedings Relating to the Company's Financial Guaranty Business

The Company receives subpoenas duces tecum and interrogatories from regulators from time to time.

In August 2008, a number of financial institutions and other parties, including AGM and other bond insurers, were named as defendants in a civil action brought in the circuit court of Jefferson County, Alabama relating to the County's problems meeting its sewer debt obligations: Charles E. Wilson vs. JPMorgan Chase & Co et al (filed the Circuit Court of Jefferson County, Alabama), Case No. 01-CV-2008-901907.00, a putative class action. The action was brought on behalf of rate payers, tax payers and citizens residing in Jefferson County, and alleges conspiracy and fraud in connection with the issuance of the County's debt. The complaint in this lawsuit seeks equitable relief, unspecified monetary damages, interest, attorneys' fees and other costs. On January, 13, 2011, the circuit court issued an order denying a motion by the bond insurers and other defendants to dismiss the action. Defendants, including the bond insurers, have petitioned the Alabama Supreme Court for a writ of mandamus to the circuit court vacating such order and directing the dismissal with prejudice of plaintiffs' claims for lack of standing. On January 23, 2012, the Alabama Supreme Court entered a stay pending the resolution of the Jefferson County bankruptcy. The Company cannot reasonably estimate the possible loss or range of loss, if any, that may arise from this lawsuit.

Beginning in July 2008, AGM and various other financial guarantors were named in complaints filed in the Superior Court for the State of California, City and County of San Francisco. Since that time, plaintiffs' counsel has filed amended complaints against AGM and AGC and added additional plaintiffs. As of the date of this filing, the plaintiffs with complaints against AGM and AGC, among other financial guaranty insurers, are: (a) City of Los Angeles, acting by and through the Los Angeles Department of Water and Power; (b) City of Sacramento; (c) City of Los Angeles; (d) City of Oakland; (e) City of Riverside; (f) City of Stockton; (g) County of Alameda; (h) Contra Costa County; (i) County of San Mateo; (j) Los Angeles World Airports; (k) City of Richmond; (l) Redwood City; (m) East Bay Municipal Utility District; (n) Sacramento Suburban Water District; (o) City of San Jose; (p) County of Tulare; (q) The Regents of the University of California; (r) The Redevelopment Agency of the City of Riverside; (s) The Public Financing Authority of the City of Riverside; (t) The Jewish Community Center of San Francisco; (u) The San Jose Redevelopment Agency; (v) The Redevelopment Agency of the City of Stockton; (w) The Public Financing Authority of the City of Stockton; and (x) The Olympic Club. Complaints filed by the City and County of San Francisco and the Sacramento Municipal Utility District were subsequently dismissed as to AGM and AGC. These complaints allege that the financial guaranty insurer defendants (i) participated in a conspiracy in violation of California's antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and created market demand for municipal bond insurance, (ii) participated in risky financial transactions in other lines of business that damaged each insurer's financial condition (thereby undermining the value of each of their guaranties), and (iii) failed to adequately disclose the impact of those transactions on their financial condition. In addition to their antitrust claims, various plaintiffs in these actions assert claims for breach of the covenant of good faith and fair dealing, fraud, unjust enrichment, negligence, and negligent misrepresentation. At hearings held in July and October 2011 relating to AGM, AGC and the other defendants' demurrer, the court overruled the demurrer on the following claims: breach of contract, violation of California's antitrust statute and of its unfair business practices law, and fraud. The remaining claims were dismissed. On December 2, 2011, AGM, AGC and the other bond insurer defendants filed an anti-SLAPP ("Strategic Lawsuit Against Public Participation") motion to strike the complaints under California's Code of Civil Procedure. On May 1, 2012, the court ruled in favor of the bond insurer defendants on the first stage of the anti-SLAPP motion as to the causes of action arising from the alleged conspiracy, but denied the motion as to those causes of action based on transaction specific representations and omissions about the bond insurer defendants' credit ratings and financial health. The court has scheduled a hearing on the second stage of the anti-SLAPP motion for March 12, 2013. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss, if any, that may arise from these lawsuits.

On April 8, 2011, AG Re and AGC filed a Petition to Compel Arbitration with the Supreme Court of the State of New York, requesting an order compelling Ambac to arbitrate Ambac's disputes with AG Re and AGC concerning their obligations under reinsurance agreements with Ambac. In March 2010, Ambac placed a number of insurance policies that it had issued, including policies reinsured by AG Re and AGC pursuant to the reinsurance agreements, into a segregated account. The Wisconsin state court has approved a rehabilitation plan whereby permitted claims under the policies in the segregated account will be paid 25% in cash and 75% in surplus notes issued by the segregated account. Ambac has advised AG Re and AGC that it has and intends to continue to enter into commutation agreements with holders of policies issued by Ambac, and reinsured by AG Re and AGC, pursuant to which Ambac will pay a combination of cash and surplus notes to the policyholder. AG Re and AGC have informed Ambac that they believe their only current payment obligation with respect to the commutations arises from the cash payment, and that there is no obligation to pay any amounts in respect of the surplus notes until payments of principal or interest are made on such notes. Ambac has disputed this position on one commutation and may take a similar position on subsequent commutations. On April 15, 2011, attorneys for the Wisconsin Insurance Commissioner, as Rehabilitator of Ambac's segregated account, and for Ambac filed a motion with Lafayette County, Wisconsin, Circuit Court Judge William Johnston, asking him to find AG Re and AGC to be in violation of an injunction protecting the interests of the segregated account by their seeking to compel arbitration on this matter and failing to pay in full all amounts with respect to Ambac's payments in the form of surplus notes. On June 14, 2011, Judge Johnston issued an order granting the Rehabilitator's and Ambac's motion to enforce the injunction against AGC and AG Re and the parties filed a stipulation dismissing the Petition to Compel Arbitration without prejudice. AGC and AG Re have appealed Judge Johnston's order to the Wisconsin Court of Appeals.

On November 28, 2011, Lehman Brothers International (Europe) (in administration) ("LBIE") sued AG Financial Products Inc. ("AGFP"), an affiliate of AGC which in the past had provided credit protection to counterparties under credit default swaps. AGC acts as the credit support provider of AGFP under these credit default swaps. LBIE's complaint, which was filed in the Supreme Court of the State of New York, alleged that AGFP improperly terminated nine credit derivative transactions between LBIE and AGFP and improperly calculated the termination payment in connection with the termination of 28 other credit derivative transactions between LBIE and AGFPs. With respect to the 28 credit derivative transactions, AGFP calculated that LBIE owes AGFP approximately $25 million, whereas LBIE asserted in the complaint that AGFP owes LBIE a termination payment of approximately $1.4 billion. On February 3, 2012, AGFP filed a motion to dismiss certain of the counts in the complaint. Oral arguments on such motion to dismiss took place in September 2012. LBIE is seeking unspecified damages. The Company cannot reasonably estimate the possible loss, if any, that may arise from this lawsuit.

On November 19, 2012, Lehman Brothers Holdings Inc. (“LBHI”) and Lehman Brothers Special Financing Inc. (“LBSF") commenced an adversary complaint and claim objection in the United States Bankruptcy Court for the Southern District of New York against Credit Protection Trust 283 (“CPT 283”), FSA Administrative Services, LLC, as trustee for CPT 283, and AGM, in connection with CPT 283's termination of a CDS between LBSF and CPT 283. CPT 283 terminated the CDS as a consequence of LBSF failing to make a scheduled payment owed to CPT 283, which termination occurred after LBHI filed for bankruptcy but before LBSF filed for bankruptcy. The CDS provided that CPT 283 was entitled to receive from LBSF a termination payment in that circumstance of approximately $43.8 million (representing the economic equivalent of the future fixed payments CPT 283 would have been entitled to receive from LBSF had the CDS not been terminated), and CPT 283 filed proofs of claim against LBSF and LBHI (as LBSF's credit support provider) for such amount. LBHI and LBSF seek to disallow and expunge (as impermissible and unenforceable penalties) CPT 283's proofs of claim against LBHI and LBSF and recover approximately $67.3 million, which LBHI and LBSF allege was the mark-to-market value of the CDS to LBSF (less unpaid amounts) on the day CPT 283 terminated the CDS, plus interest, attorney's fees, costs and other expenses. On the same day, LBHI and LBSF also commenced an adversary complaint and claim objection against Credit Protection Trust 207 (“CPT 207”), FSA Administrative Services, LLC, as trustee for CPT 207, and AGM, in connection with CPT 207's termination of a CDS between LBSF and CPT 207. Similarly, the CDS provided that CPT 207 was entitled to receive from LBSF a termination payment in that circumstance of $492,555. LBHI and LBSF seek to disallow and expunge CPT 207's proofs of claim against LBHI and LBSF and recover approximately $1.5 million. AGM believes the terminations of the CDS and the calculation of the termination payment amounts were consistent with the terms of the ISDA master agreements between the parties. The Company cannot reasonably estimate the possible loss, if any, that may arise from this lawsuit.

Proceedings Related to AGMH's Former Financial Products Business

The following is a description of legal proceedings involving AGMH's former Financial Products Business. Although the Company did not acquire AGMH's former Financial Products Business, which included AGMH's former GIC business, medium term notes business and portions of the leveraged lease businesses, certain legal proceedings relating to those businesses are against entities that the Company did acquire. While Dexia SA and DCL, jointly and severally, have agreed to indemnify the Company against liability arising out of the proceedings described below in the "—Proceedings Related to AGMH's Former Financial Products Business" section, such indemnification might not be sufficient to fully hold the Company harmless against any injunctive relief or civil or criminal sanction that is imposed against AGMH or its subsidiaries.

Governmental Investigations into Former Financial Products Business

AGMH and/or AGM have received subpoenas duces tecum and interrogatories or civil investigative demands from the Attorneys General of the States of Connecticut, Florida, Illinois, Massachusetts, Missouri, New York, Texas and West Virginia relating to their investigations of alleged bid rigging of municipal GICs. AGMH is responding to such requests. AGMH may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries in the future. In addition,

•
AGMH received a subpoena from the Antitrust Division of the Department of Justice in November 2006 issued in connection with an ongoing criminal investigation of bid rigging of awards of municipal GICs and other municipal derivatives;

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

In July 2010, a former employee of AGM who had been involved in AGMH's former Financial Products Business was indicted along with two other persons with whom he had worked at Financial Guaranty Insurance Company. Such former employee and the other two persons were convicted on fraud conspiracy counts. They have appealed the convictions.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Company

The table below sets forth the names, ages, positions and business experience of the executive officers of Assured Guaranty Ltd.

Name	Age	Position(s)
Dominic J. Frederico	60	President and Chief Executive Officer; Deputy Chairman
Robert B. Mills	63	Chief Operating Officer
Robert A. Bailenson	46	Chief Financial Officer
Howard W. Albert	53	Chief Risk Officer
Russell B. Brewer II	55	Chief Surveillance Officer
James M. Michener	60	General Counsel and Secretary
Bruce E. Stern	58	Executive Officer

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
Common Stock Prices and Dividends

	2012			2011
	Sales Price		Cash	Sales Price		Cash
	High	Low	Dividends	High	Low	Dividends
First Quarter	$19.04	$13.20	$0.09	$20.16	$13.49	$0.045
Second Quarter	16.58	11.17	0.09	18.54	14.03	0.045
Third Quarter	15.83	11.29	0.09	16.99	9.67	0.045
Fourth Quarter	14.80	12.48	0.09	14.19	9.16	0.045
On February 22, 2013, the closing price for AGL's common shares on the NYSE was $18.80, and the approximate number of shareholders of record at the close of business on that date was 121.
AGL is a holding company whose principal source of income is dividends from its operating subsidiaries. The ability of the operating subsidiaries to pay dividends to AGL and AGL's ability to pay dividends to its shareholders are each subject to legal and regulatory restrictions. The declaration and payment of future dividends will be at the discretion of AGL's Board of Directors and will be dependent upon the Company's profits and financial requirements and other factors, including legal restrictions on the payment of dividends and such other factors as the Board of Directors deems relevant. For more information concerning AGL's dividends, please refer to Item 7 under the caption "Liquidity and Capital Resources" and Note 12, Insurance Company Regulatory Requirements, of the Financial Statements and Supplementary Data.
Recent Purchases
On January 18, 2013, the Company's Board of Directors authorized a $200 million share repurchase program. This latest repurchase program replaces the authorization on November 14, 2011 for the Company to repurchase up to 5.0 million common shares. Under the prior authorization, the Company had repurchased 2.1 million common shares in 2012.
No shares were repurchased for the payment of employee withholding taxes due in connection with the vesting of restricted stock awards or under the Company's share repurchase program during the three months ended December 31, 2012.
Performance Graph
Set forth below are a line graph and a table comparing the dollar change in the cumulative total shareholder return on AGL's common shares from December 31, 2007 through December 31, 2012 as compared to the cumulative total return of the Standard & Poor's 500 Stock Index and the cumulative total return of the Standard & Poor's 500 Financials Index. The chart and table depict the value on December 31, 2007, December 31, 2008, December 31, 2009, December 31, 2010, December 31, 2011 and December 31, 2012 of a $100 investment made on December 31, 2007, with all dividends reinvested:

$110.00
$100.00
$90.00
$80.00
$70.00
$60.00
$50.00
$40.00
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Assured Guaranty
S&P 500 index
S&P 500 Financials index

	Assured Guaranty	S&P 500 Index	S&P 500 Financial Index
12/31/2007	$100.00	$100.00	$100.00
12/31/2008	43.54	63.00	44.73
12/31/2009	84.32	79.68	52.44
12/31/2010	69.29	91.68	58.83
12/31/2011	52.12	93.62	48.82
12/31/2012	57.94	108.59	62.93
___________________
Source: Bloomberg

ITEM 6.	SELECTED FINANCIAL DATA
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

	Year Ended December 31,
	2012	2011	2010	2009	2008
		(dollars in millions, except per share amounts)
Statement of operations data:
Revenues:
Net earned premiums(1)	$853	$920	$1,187	$930	$261
Net investment income(1)	404	396	361	262	163
Net realized investment gains (losses)(1)	1	(18)	(2)	(33)	(70)
Realized gains and other settlements on credit derivatives	(108)	6	153	164	118
Net unrealized gains (losses) on credit derivatives	(477)	554	(155)	(338)	38
Fair value gains (losses) on committed capital securities	(18)	35	9	(123)	42
Fair value gains (losses) on financial guaranty variable interest entities(1)	210	(132)	(274)	(1)	—
Other income	108	58	34	56	1
Total revenues	973	1,819	1,313	917	553
Expenses:
Loss and loss adjustment expenses(1)	523	462	412	394	266
Amortization of deferred acquisition costs(1)(2)	14	17	22	44	54
Assured Guaranty Municipal Holdings Inc. acquisition-related expenses	—	—	7	92	—
Interest expense	92	99	100	63	23
Goodwill and settlement of pre-existing relationship	—	—	—	23	—
Other operating expenses(2)	212	212	238	192	112
Total expenses	841	790	779	808	455
Income (loss) before (benefit) provision for income taxes	132	1,029	534	109	98
Provision (benefit) for income taxes	22	256	50	29	38
Net income (loss)	110	773	484	80	60
Less: Noncontrolling interest of variable interest entities	—	—	—	(2)	—
Net income (loss) attributable to Assured Guaranty Ltd.	$110	$773	$484	$82	$60
Earnings (loss) per share:
Basic	$0.58	$4.21	$2.63	$0.64	$0.67
Diluted	$0.57	$4.16	$2.56	$0.63	$0.67
Dividends per share	$0.36	$0.18	$0.18	$0.18	$0.18

	As of December 31,
	2012	2011	2010	2009	2008
		(dollars in millions, except per share amounts)
Balance sheet data (end of period):
Assets:
Investments and cash	$11,223	$11,314	$10,849	$11,013	$3,644
Premiums receivable, net of ceding commission(1)	1,005	1,003	1,168	1,418	16
Ceded unearned premium reserve(1)	561	709	822	1,078	19
Salvage and subrogation recoverable	456	368	1,032	395	80
Credit derivative assets	141	153	185	217	147
Total assets	17,242	17,709	19,370	16,449	4,505
Liabilities and shareholders' equity:
Unearned premium reserve(1)	5,207	5,963	6,973	8,381	1,234
Loss and loss adjustment expense reserve(1)	601	679	574	300	197
Reinsurance balances payable, net	219	171	274	212	18
Long-term debt	836	1,038	1,053	1,066	347
Credit derivative liabilities	1,934	1,457	2,055	1,759	734
Total liabilities	12,248	13,057	15,700	12,995	2,629
Accumulated other comprehensive income	515	368	112	142	3
Shareholders' equity attributable to Assured Guaranty Ltd.	4,994	4,652	3,670	3,455	1,876
Shareholders' equity	4,994	4,652	3,670	3,454	1,876
Book value per share	25.74	25.52	19.97	18.76	20.62
Consolidated statutory financial information(3):
Contingency reserve	$2,364	$2,571	$2,288	$1,879	$712
Policyholders' surplus	3,579	3,116	2,627	2,962	1,598
Claims paying resources(4)	12,328	12,839	12,630	13,051	4,962
Outstanding Exposure:
Net debt service outstanding	$782,180	$845,665	$927,143	$958,265	$348,816
Net par outstanding	519,893	558,048	617,131	640,422	222,722
___________________

(1)	Accounting guidance for financial guaranty insurance contracts changed effective January 1, 2009 and for VIEs effective January 1, 2010. As a result, amounts are not comparable.

(2)	Accounting guidance restricting the types and amounts of financial guaranty insurance contract acquisition costs that may be deferred was adopted and retrospectively applied effective January 1, 2012.

(3)	Prepared in accordance with accounting practices prescribed or permitted by U.S. insurance regulatory authorities, for all insurance subsidiaries.

(4)
Claims paying resources is calculated as the sum of statutory policyholders' surplus, statutory contingency reserve, statutory unearned premium reserves, statutory loss and LAE reserves, present value of installment premium on financial guaranty and credit derivatives, discounted at 6%, and standby lines of credit/stop loss. Total claims paying resources is used by the Company to evaluate the adequacy of capital resources. On December 23, 2011, AGM terminated its $298 million non-recourse credit facility and replaced such credit facility, effective as of January 1, 2012, with a $435 million excess of loss reinsurance facility for the benefit of AGM and AGC which is included in claims paying resources as of December 31, 2012 and 2011.

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

Introduction

The Company provides credit protection products in the United States (“U.S.”) and international public finance (including infrastructure) and structured finance markets. The Company applies its credit underwriting judgment, risk management skills and capital markets experience to offer insurance that protects holders of debt instruments and other monetary obligations from defaults in scheduled payments, including scheduled interest and principal payments. The securities insured by the Company include taxable and tax-exempt obligations issued by U.S. state or municipal governmental authorities, utility districts or facilities; notes or bonds issued to finance international infrastructure projects; and asset-backed securities issued by special purpose entities. The Company markets its credit protection products directly to issuers and underwriters of public finance, infrastructure and structured finance securities as well as to investors in such obligations. The Company guarantees obligations issued in many countries, although its principal focus is on the U.S., as well as Europe and Australia.

Executive Summary

This executive summary of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Annual Report. For a more detailed description of events, trends and uncertainties, as well as the capital, liquidity, credit, operational and market risks and the critical accounting policies and estimates affecting the Company, this Annual Report should be read in its entirety.

Economic Environment

The Company continued to be the most active provider of financial guaranty insurance in 2012 as a result of its financial strength and its ability to maintain strong investment-grade financial strength ratings. All of the Company’s former financial guaranty competitors have had their financial strength ratings downgraded by rating agencies to below investment grade levels or are no longer rated, severely impacting their ability to underwrite new business. Only two other industry participants have investment grade financial strength ratings today: National Public Finance Guarantee Corporation, which has been involved in litigation challenging its separation from MBIA Insurance Corporation and appears not to have financial strength ratings adequate to issue new financial guaranty policies on public finance obligations, and Build America Mutual Assurance Company, which is a new entrant to the industry that commenced operations during 2012 and is gradually increasing its business. Business conditions have been difficult for the entire financial guaranty insurance industry since mid-2007, and the Company continues to face challenges in maintaining its market penetration today. The presence of a new financial guaranty insurer may lead to higher overall insurance penetration of the U.S. municipal bond market or such new insurer may displace the Company in certain insured transactions.

The overall economic environment in the U.S. has improved over the last few years and indicators such as lower delinquency rates and more stable housing prices point toward improvement in the housing market. However, unemployment rates remain too high for a robust general economic recovery to have taken hold and concerns over the fiscal cliff may have hampered the recovery towards the end of 2012.

Municipal credits have experienced budgetary stress since the recent credit crisis and the ensuing recession, compounded in many cases by significant unfunded pension and retiree health care liabilities. While revenues at the state level have been rebounding in general, many local governments have continued to face structural deficits as a result of the decline in property taxes. Although the vast majority of municipalities have been taking steps to address their fiscal challenges, a small number have sought bankruptcy protection. This is an area of law that has not been tested due to the relatively low frequency of such cases. The Company has been active with respect to the municipal bankruptcy cases involving Jefferson County, Alabama and the City of Stockton, California. It has also been closely monitoring legal proceedings in other municipal bankruptcy cases in various states. In addition, the Company has been involved with efforts of the city receiver for the City of Harrisburg, Pennsylvania to develop and implement a fiscal recovery plan for the city.

The publicity surrounding high-profile defaults, especially those few where bond insurers are paying claims, provides evidence of the value of bond insurance and may stimulate demand, especially at the retail level. New issuance volume in the U.S. public finance market increased in 2012 as interest rates fell to historic lows. Tight credit spreads and low interest rates tend to suppress demand for bond insurance as the potential savings for issuers are diminished and some investors prefer to forgo insurance in favor of greater yield.

In the international arena, troubled Eurozone countries continue to be a source of stress in global equity and debt markets. Following the 2011 restructuring of the sovereign debt of Greece, debt costs in Portugal, Spain and Italy remain elevated, although they have declined substantially since the announcement on August 2, 2012 by the European Central Bank that it would undertake outright monetary transactions ("OMT") in support of Eurozone sovereign bonds. Successful execution of structural reforms is necessary to avert further fiscal stress in those and other European Union ("EU") countries. Fiscal austerity programs initiated to address the problems have constrained economic growth and may cause recession. The rating agencies have downgraded many European sovereign credits within the past year. The Company’s exposure to troubled Eurozone countries is described in “—Results of Operations—Consolidated Results of Operations—Losses in the Insured Portfolio” and “—Insured Portfolio—Selected European Exposures.”

The current economic environment has had a significant negative impact on the demand by investors for financial guaranty policies, and it is uncertain when or if demand for financial guaranties will return to their pre-economic crisis level. In particular, there has been limited new issue activity and also limited demand for financial guaranties in 2012 and 2011 in both the global structured finance and international infrastructure finance markets. The Company expects that global structured finance and international infrastructure opportunities will increase in the future as the global economy recovers, issuers return to the capital markets for financings and institutional investors again utilize financial guaranties, although the Company cannot assure that this will occur.

In 2012, the Company continued to be affected by a negative perception of financial guaranty insurers arising from the financial distress suffered by other companies in the industry during the financial crisis. In November 2011, S&P downgraded the financial strength ratings of AGM and AGC to AA- (Stable Outlook) under its revised criteria. In January 2013, after a ten month review, Moody's assigned the following lower financial strength ratings: A2 (Stable) for AGM, A3 (Stable) for AGC, and Baa1 (Stable) for AGRe. Because the financial strength ratings of Assured Guaranty were under review for possible downgrade by Moody's throughout most of 2012, the Company believes the demand for the Company's insurance product was negatively impacted.

The demand for the Company’s insurance has also been negatively affected by the credit spread on AGC, which is a reflection of the risk that investors perceive in the Company, among other factors. The higher the Company's credit spread, the lower the benefit of the Company’s guaranty is to certain investors. If investors view the Company as being only marginally less risky, or perhaps even as risky, as the uninsured security, the coupon on a security insured by the Company may not be much lower, or may be the same as, an uninsured security offered by the same issuer. Accordingly, issuers may be unwilling to pay a premium for the Company to insure their securities if the insurance does not lower the costs of issuance. While AGC's and AGM's credit spreads were lower at December 31, 2012 compared with December 31, 2011, they remained high compared with their pre-2007 credit spreads.

Financial Performance of Assured Guaranty

Financial Results

	Year Ended December 31,
	2012	2011	Change
	(in millions, except per share amounts)
Selected income statement data
Net earned premiums	$853	$920	$(67)
Net investment income	404	396	8
Realized gains (losses) and other settlements on credit derivatives	(108)	6	(114)
Net unrealized gains (losses) on credit derivatives	(477)	554	(1,031)
Fair value gains (losses) on financial guaranty variable interest entities	210	(132)	342
Loss and loss adjustment expenses	(523)	(462)	(61)
Other operating expenses	(212)	(212)	—
Net income (loss)	110	773	(663)
Diluted earnings per share	$0.57	$4.16	$(3.59)
Selected non-GAAP measures(1)
Operating income	$535	$601	$(66)
Operating income per share	$2.81	$3.24	$(0.43)
Present value of new business production (“PVP”)	$210	$243	$(33)
____________________

(1)	Please refer to “—Non-GAAP Financial Measures.”

Net Income (Loss)

There are several primary drivers of volatility in reported net income or loss that are not necessarily indicative of credit impairment or improvement, or ultimate economic gains or losses: changes in credit spreads of insured credit derivative obligations and financial guaranty variable interest entities' ("FG VIEs") assets and liabilities, changes in the Company's own credit spreads, and changes in risk-free rates used to discount expected losses. Changes in credit spreads have the most significant effect on changes in fair value of credit derivatives and FG VIE assets and liabilities. In addition to these factors, changes in expected losses, the timing of refundings and terminations of financial guaranty insurance contracts, realized gains and losses on the investment portfolio, including other-than-temporary impairments, the effects of large settlements or transactions, and the effects of the Company's various loss mitigation strategies, among other factors, may also have a significant effect on reported net income or loss in a given reporting period.
Net income for 2012 declined to $110 million from $773 million in 2011 due primarily to unrealized losses on credit derivatives, higher loss and loss adjustment expenses and lower net earned premiums. Over the course of 2012, credit spreads on AGC and AGM declined, which resulted in unrealized losses in the credit derivative portfolio, while in 2011, those credit spreads increased, resulting in unrealized gains. In 2012, loss and loss adjustment expenses were higher than 2011 due primarily to losses incurred on Greek sovereign exposures. Net earned premiums declined due to the scheduled amortization of the insured portfolio, offset in part by higher terminations and refundings of insured obligations. Offsetting the decline in net income were changes in fair value of FG VIE assets and liabilities and commutation gains related to the reassumption of previously ceded books of business.
Non-GAAP Financial Measures

Non-GAAP operating income in 2012 was $535 million, compared with $601 million in 2011. The decline in operating income was primarily driven by losses incurred on Greek exposures and lower credit derivative revenues, offset in part by higher commutation gains. The decline in credit derivative revenues is consistent with expectations as the Company no longer writes financial guaranties in derivative form and this book of business amortizes.

Adjusted book value was $9.2 billion and adjusted book value per share was $47.17 as of December 31, 2012 as compared to $9.0 billion and $49.32 per share as of December 31, 2011. Adjusted book value increased slightly, mainly due to the issuance of common shares, new business and commutations of reassumed business, partially offset by economic loss development. Adjusted book value per share decreased due to 11.8 million additional shares outstanding in 2012. In June 2012, the Company issued 13.4 million common shares which were partially offset by the repurchase of 2.1 million common shares in 2012. See Note 19, Shareholders' Equity, of the Financial Statements and Supplementary Data.

See "–Non-GAAP Financial Measures" for a description of these non-GAAP financial measures.

Key Business Strategies

The Company has been focused on various strategies to create value:

•	loss mitigation, including the pursuit of recoveries for breaches of R&W, servicing improvements and the purchase of insured obligations;

•	new business development and reinsurance commutations; and

•	other rating agency capital improvement strategies.

On May 31, 2012, the Company acquired Municipal and Infrastructure Assurance Corporation, which it has renamed MAC, from Radian. MAC is licensed to provide financial guaranty insurance and reinsurance in 38 U.S. jurisdictions including the District of Columbia. In January 2013, the Company announced its intention to launch MAC as a new financial guaranty insurer that provides insurance only on debt obligations in the U.S. public finance markets, in order to increase the Company's insurance penetration in such market.

Loss Mitigation

The Company continued its risk remediation strategies in 2012, which lowered losses and improved rating agency capital. The following are examples of the strategies employed by the Company.

Pursuit of R&W Breaches

In an effort to recover U.S. RMBS losses the Company experienced in its insured U.S. RMBS portfolio resulting from breaches of R&W, the Company has pursued R&W providers by enforcing R&W provisions in contracts, negotiating agreements with R&W providers relating to those provisions and, where indicated, initiating litigation against R&W providers. The two largest settlement agreements resulting from these efforts were with Bank of America in 2011 and Deutsche Bank in 2012. See "Losses in the Insured Portfolio" and Note 6, Expected Loss to be Paid, of the Financial Statements and Supplementary Data, for a discussion of each of these agreements. In the proceeding AGM brought against Flagstar Bank in New York Federal court, the court granted judgment in favor of AGM in February 2013 on its claims for breach of contract in the amount of approximately $90 million plus contractual interest and attorneys' fees and costs to be determined. Flagstar Bank has indicated it intends to appeal the decision.

All together these efforts have resulted in the Company causing R&W providers to pay or agree to pay $2.9 billion in respect of R&W. The Company believes these results, including settlement agreements and trial decisions, are significant and will help it as it continues to pursue R&W providers for U.S. RMBS transactions it has insured. The Company continues to enforce contractual provisions and pursue litigation and is in discussions with other R&W providers regarding potential agreements. See “Recovery Litigation” in Note 6, Expected Loss to be Paid, of the Financial Statements and Supplementary Data, for a discussion of the litigation proceedings the Company has initiated against other R&W providers.

Purchase of Below Investment Grade Insured Obligations

In order to mitigate losses, the Company is continuing to purchase attractively priced BIG obligations that it insured. These purchases resulted in a reduction to net expected loss to be paid of $586 million as of December 31, 2012. As of December 31, 2012, the fair value of assets purchased or obtained for loss mitigation purposes (excluding the value of the Company's insurance) was $650 million, with a par of $1,855 million (including bonds related to FG VIEs of $94 million in fair value and $695 million in par).

RMBS Servicing Intervention

The quality of servicing of the mortgage loans underlying an RMBS transaction influences collateral performance and ultimately the amount (if any) of the Company's insured losses. The Company has established a group to mitigate RMBS losses by influencing mortgage servicing, including, if possible, causing the transfer of servicing or establishing special servicing arrangements. “Special servicing” is an industry term referencing more intense servicing applied to delinquent loans aimed at mitigating losses. Special servicing arrangements provide incentives to a servicer to achieve better performance on the mortgage loans it services. As a result of the Company’s efforts, at February  28, 2013 the servicing of approximately $3.0 billion of mortgage loans had been transferred to a new servicer and another $1.7 billion of mortgage loans were subject to special servicing arrangements. The December 31, 2012 net insured par of the transactions subject to a servicing transfer was $2.7 billion and the net insured par of the transactions subject to a special servicing arrangement was $0.9 billion.

New Business Development and Commutations

Management believes that the Company is able to provide value not only by insuring the timely payment of scheduled interest and principal amounts when due, but also through its underwriting, surveillance and loss mitigation capabilities. Few individual or even institutional investors have the analytic resources to cover the tens of thousands of municipal credits in the market. For those exposures that the Company guarantees, it undertakes the tasks of credit selection, analysis, negotiation of terms, surveillance and, if necessary, loss mitigation. Management believes this allows retail investors to participate more widely, institutional investors to operate more efficiently, and smaller, less well-known issuers to gain market access on a more cost-effective basis. The following tables present summarized information about the U.S. municipal market's new debt issuance volume and the Company's share of that market.

U.S. Municipal Market Data(1)

	Year Ended December 31,
	2012		2011		2010
	Par	Number of issues	Par	Number of issues	Par	Number of issues
	(dollars in billions, except number of issues)
New municipal bonds issued	$366.7	12,544	$285.2	10,176	$430.8	13,594
Insured by AGC and AGM(2)	13.2	1,157	15.2	1,228	26.8	1,697
____________________

(1)	Based on the date the transactions are sold.

(2)	Represents 99.8% for 2012, 100% for 2011 and 100% for 2010 of market share of bonds issued with insurance for all periods presented.

Amounts in the table below represent Assured Guaranty's percentage of the market categories listed.

Assured Guaranty's Penetration Rates for the
U.S. Municipal Market

	Year Ended December 31,
	2012	2011	2010
Market penetration par	3.6%	5.3%	6.2%
Market penetration based on number of issues	9.2	12.1	12.5
% of single A par sold	11.9	15.8	14.9
% of single A transactions sold	29.5	37.8	35.2
% of under $25 million par sold	11.7	14.7	15.3
% of under $25 million transactions sold	10.3	13.2	13.7

New Business Production

	Year Ended December 31,
	2012	2011	2010
	(in millions)
PVP:
Public Finance—U.S.
Assumed from Radian	$22	$—	$—
Primary Markets	125	148	286
Secondary Markets	19	25	42
Public Finance—non-U.S.
Primary Markets	1	3	—
Secondary Markets	—	—	1
Structured Finance—U.S.	43	60	30
Structured Finance—non-U.S.	—	7	4
Total PVP	$210	$243	363
Gross Par Written:
Public Finance—U.S.
Assumed from Radian	$1,797	$—	—
Primary Markets	13,055	14,015	26,195
Secondary Markets	1,309	1,077	1,567
Public Finance—non-U.S.
Primary Markets	35	127	—
Secondary Markets	—	—	34
Structured Finance—U.S.	620	1,673	2,963
Structured Finance—non-U.S.	—	—	—
Total gross par written	$16,816	$16,892	30,759

PVP represents the present value of estimated future earnings primarily on new financial guaranty contracts written in the period, before consideration of cessions to reinsurers. See “—Non-GAAP Measures—PVP or Present Value of New Business Production.”

U.S. public finance PVP and gross par written have declined over the past two years as a result of record-low bond yields on new issuances, tight credit spreads and uncertainty over financial strength ratings of Assured Guaranty throughout 2011 and 2012. However, the Company's 2012 U.S. public finance premium rates were consistent by sector with rates in 2011 and the average rating of gross par written has remained in the Single-A category. The Company insured a select number of U.S. structured finance transactions in 2012, including a U.S. commercial receivables securitization and a life insurance reserve financing. The Company uses its AGC platform to underwrite new structured finance transactions, while most public finance transactions are written by AGM.

PVP for 2012 includes $22 million in assumed public finance business from Radian, representing the Company's first third party assumed reinsurance treaty written since 2009. On January 24, 2012, the Company announced a three-part agreement with Radian under which it reassumed $12.9 billion of par it had previously ceded to Radian, reinsured approximately $1.8 billion of U.S. public finance par and agreed to acquire MAC. In addition to the Radian reassumption, the Company also reassumed $6.2 billion in par from Tokio Marine & Nichido Fire Insurance Co., Ltd. (“Tokio”). The Company recognized $82 million in pre-tax commutation gains as a result of commutation transactions in 2012 and $32 million in 2011. The 2012 commutations resulted in approximately $109 million in additional future premium earnings.

Other Rating Agency Capital Improvement Strategies

In order to reduce leverage and possibly, rating agency capital charges, the Company has mutually agreed with beneficiaries to terminate selected financial guaranty insurance and credit derivative contracts. In particular, the Company has targeted investment grade securities for which claims are not expected but which carry a disproportionate rating agency capital charge. The Company terminated $4.1 billion in net par in 2012 and $12.8 billion in net par in 2011.

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

An understanding of the Company’s accounting policies for these items is of critical importance to understanding its consolidated financial statements. See Part II, Item 8. “Financial Statements and Supplementary Data” for a discussion of significant accounting policies and fair value methodologies. The Company adopted a new pronouncement on January 1, 2012, in accordance with GAAP, which specifies that costs related directly to the successful acquisition of new and renewal insurance contracts should be capitalized. The effect of retrospective application was a decrease to net income of $3 million and $0.02 per share for 2011 and a decrease to net income of $10 million and $0.05 per share for 2010. The changes affected amortization of deferred acquisition costs, other operating expenses and taxes.

Consolidated Results of Operations

Consolidated Results of Operations

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Revenues:
Net earned premiums	$853	$920	$1,187
Net investment income	404	396	361
Net realized investment gains (losses)	1	(18)	(2)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	(108)	6	153
Net unrealized gains	(477)	554	(155)
Net change in fair value of credit derivatives	(585)	560	(2)
Fair value gains (losses) on committed capital securities ("CCS")	(18)	35	9
Fair value gains (losses) on FG VIEs	210	(132)	(274)
Other income	108	58	34
Total revenues	973	1,819	1,313
Expenses:
Loss and LAE	523	462	412
Amortization of deferred acquisition costs	14	17	22
AGMH acquisition-related expenses	—	—	7
Interest expense	92	99	100
Other operating expenses	212	212	238
Total expenses	841	790	779
Income (loss) before provision for income taxes	132	1,029	534
Provision (benefit) for income taxes	22	256	50
Net income (loss)	$110	$773	$484

Net Earned Premiums

Net earned premiums are recognized over the remaining contractual lives, or in the case of homogeneous pools of insured obligations, the remaining expected lives, of financial guaranty insurance contracts.

Net Earned Premiums

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Financial guaranty:
Public finance
Scheduled net earned premiums and accretion	$339	$360	$386
Accelerations(1)	250	125	91
Total public finance	589	485	477
Structured finance(2)	263	433	708
Other	1	2	2
Total net earned premiums	$853	$920	$1,187
____________________

(1)	Reflects the unscheduled refunding or early termination of underlying insured obligations.

(2)	Excludes $153 million, $75 million and $48 million for 2012, 2011 and 2010, respectively, related to consolidated FG VIEs.

2012 compared with 2011: Net earned premiums decreased compared with 2011 due primarily to the scheduled amortization of the structured finance insured portfolio, offset in part by an increase in premium accelerations for refundings and terminations. Refundings are higher due to the low interest rate environment, which encourages refinancings of relatively more expensive debt obligations with lower cost debt obligations. Scheduled net earned premiums in 2012 were consistent with the previously disclosed expected amortization of deferred premium revenue. At December 31, 2012, $4.8 billion of net deferred premium revenue remained to be earned over the life of the insurance contracts. Scheduled net earned premiums are expected to decrease each year unless replaced by a higher amount of new business or reassumptions of previously ceded business (see Note 4, Financial Guaranty Insurance Premiums, of the Financial Statements and Supplementary Data, for expected timing of premium earnings). Before considering the elimination of premiums related to consolidated FG VIEs, net earned premiums increased primarily due to the acceleration of $82 million in net earned premiums on two transactions that are accounted for as FG VIEs, for which the Company's financial guaranty insurance obligation was terminated.

2011 compared with 2010: Net earned premiums decreased primarily due to the decline in structured finance scheduled net earned premium as the par outstanding declined, offset in part by an increase in accelerations in 2011. Scheduled net earned premiums in 2011 were consistent with the previously disclosed expected amortization of deferred premium revenue.

Net Investment Income

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets.

Net Investment Income (1)

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Income from fixed maturity securities	$407	$399	$360
Income from short-term investments	1	1	3
Income from assets acquired in refinancing transactions	5	5	7
Gross investment income	413	405	370
Investment expenses	(9)	(9)	(9)
Net investment income(1)	$404	$396	$361
Average fixed and short-term maturity balance	$10,358	$10,534	$10,348
____________________

(1)	Net investment income excludes $13 million for 2012 and $8 million for 2011 related to consolidated FG VIEs.

2012 compared with 2011: Net investment income increased primarily due to higher income earned on loss mitigation bonds, which the Company generally purchased at a discount and which carry high investment yields. Income earned on the general portfolio excluding loss mitigation bonds declined due to a lower fixed maturity balance and lower reinvestment rates. The overall pre-tax book yield was 3.85% at December 31, 2012 and 4.00% at December 31, 2011, respectively. Excluding bonds purchased or obtained for loss mitigation purposes, pre-tax yield was 3.51% as of December 31, 2012 compared with 3.69% as of December 31, 2011.

 2011 compared with 2010: The increase in net investment income is due to a shift from cash and short term assets to the fixed maturity portfolio and additional earnings on higher invested asset balances. The overall pre-tax book yield was 4.00% at December 31, 2011 and 3.72% at December 31, 2010, respectively. Excluding bonds purchased or obtained for loss mitigation purposes, pre-tax yield was 3.69% as of December 31, 2011 compared with 3.67% as of December 31, 2010.

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses). OTTI included below was primarily attributable to mortgage-backed securities that were acquired for loss mitigation purposes. See Note 11, Investments and Cash in Item 8. of this Annual Report on Form 10-K.

Net Realized Investment Gains (Losses)(1)

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Realized investment gains (losses) on sales of investments	$18	$27	$25
OTTI:
Intent to sell	0	(5)	(4)
Credit losses on securities	(17)	(40)	(23)
OTTl	(17)	(45)	(27)
Net realized investment gains (losses)	$1	$(18)	$(2)
____________________

(1)	Net realized investment gains (losses) reported in accordance with GAAP exclude $4 million for 2012 and $12 million for 2011 related to consolidated FG VIEs.

Other Income

Other income is comprised of recurring items such as foreign exchange remeasurement gains and losses, ancillary fees on financial guaranty policies such as commitment, consent and processing fees, and other revenue items on financial guaranty insurance and reinsurance contracts such as commutation gains on re-assumptions of previously ceded business.

Other Income

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Foreign exchange gain (loss) on remeasurement of premium receivable and loss reserves	$22	$(5)	$(29)
Commutation gains (losses)	82	32	50
R&W settlement benefit	—	22	—
Other	4	9	13
Total other income	$108	$58	$34

Over the past several years, the Company has entered into several commutations in order to reassume previously ceded books of business from BIG financial guaranty companies and its other reinsurers. In 2012, the Company reassumed several large previously ceded reinsurance contracts, including Radian and Tokio, in exchange for a cash payment to the Company of $190 million. The Radian and Tokio transactions represented $19.1 billion in par and $108 million in related unearned premium reserve.

The R&W settlement benefit recorded in other income in 2011 represented transactions where the Company had recovered more than its expected lifetime losses due to a negotiated agreement with the R&W provider. Such excess may not be recorded as an offset to loss and LAE under GAAP.

Other Operating Expenses and Amortization of Deferred Acquisition Costs

Other operating expenses and amortization of deferred acquisition costs were affected by the retrospective application of new accounting guidance, which changed the type and amount of expenses that may be deferred and amortized. The effect of this new guidance in the years ended December 31, 2011 and 2010 was an increase in operating expenses of $19 million and $26 million, respectively, and a decrease in amortization of deferred acquisition costs of $14 million and $12 million, respectively. The guidance was retrospectively applied and therefore prior period amounts presented herein have been revised from previously reported amounts.

Other operating expenses in 2012 were relatively consistent with 2011. Other operating expenses decreased in 2011 compared to 2010 due primarily to declines in gross compensation expense, offset in part by lower deferral rates. Deferral rates were 6.4% in 2012 compared with 7.3% in 2011, and 9.4% in 2010.

Losses in the Insured Portfolio

The insured portfolio includes policies accounted for under three separate accounting models depending on the characteristics of the contract and the Company’s control rights. Please refer to Note 6, Expected Loss to be Paid, of the Financial Statements and Supplementary Data, for a discussion of the accounting policies, assumptions and methodologies used in calculating the expected loss to be paid for all contracts. For a discussion of the measurement and recognition accounting policies under GAAP for each type of contract, see the following in Item 8 of the Annual Report on Form 10-K:

•Notes 4, 5 and 7 for financial guaranty insurance,
•Note 9 for credit derivatives accounting policies,
•Note 10 for consolidated FG VIE accounting policies, and
•Note 8 for fair value methodologies for credit derivatives and FG VIE assets and liabilities.

The discussion of losses that follows encompasses losses on all contracts in the insured portfolio regardless of accounting model, unless otherwise specified. In order to effectively evaluate and manage the economics of the entire insured portfolio, management compiles and analyzes expected loss information for all policies on a consistent basis. That is, management monitors and assigns ratings and calculates expected losses in the same manner for all its exposures. Management also considers contract specific characteristics that affect the estimates of expected loss.

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

Surveillance personnel present analyses related to potential losses to the Company’s loss reserve committees for consideration in estimating the expected loss to be paid. Such analyses include the consideration of various scenarios with potential probabilities assigned to them. Depending upon the nature of the risk, the Company’s view of the potential size of any loss and the information available to the Company, that analysis may be based upon individually developed cash flow models, internal credit rating assessments and sector-driven loss severity assumptions or judgmental assessments. In the case of its assumed business, the Company may conduct its own analysis as just described or, depending on the Company’s view of the potential size of any loss and the information available to the Company, the Company may use loss estimates provided by ceding insurers. The Company’s loss reserve committees review and refresh the estimate of expected loss to be paid each quarter. The Company’s estimate of ultimate loss on a policy is subject to significant uncertainty over the life of the insured transaction due to the potential for significant variability in credit performance as a result of economic, fiscal and financial market variability over the long duration of most contracts. The determination of net expected loss to be paid is an inherently subjective process involving numerous estimates, assumptions and judgments by management.

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

Credits identified as BIG are subjected to further review to determine the probability of a loss. Surveillance personnel then assign each BIG transaction to the appropriate BIG surveillance category based upon whether a lifetime loss is expected and whether a claim has been paid. The Company expects “lifetime losses” on a transaction when the Company believes there is at least a 50% chance that, on a present value basis, it will pay more claims over the life of that transaction than it ultimately will have been reimbursed. For surveillance purposes, the Company calculates present value using a constant discount rate of 5%. (A risk free rate is used for recording of reserves for financial statement purposes.)

More extensive monitoring and intervention is employed for all BIG surveillance categories, with internal credit ratings reviewed quarterly. The three BIG categories are:

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

Net Par Outstanding and Number of Risks
By BIG Category

	Net Par Outstanding as of December 31,		Number of Risks (1) as of December 31,
Description	2012	2011	2012	2011
	(dollars in millions)
BIG:
Category 1	$9,254	$12,250	183	211
Category 2	5,107	4,981	103	104
Category 3	9,031	9,531	174	152
Total BIG	$23,392	$26,762	460	467
____________________

(1)	A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making debt service payments.

Infrastructure:

The Company has exposure to infrastructure transactions with refinancing risk as to which the Company may need to make claim payments that it did not anticipate paying when the policies were issued; the aggregate amount of the claim payments may be substantial and reimbursement may not occur for an extended time, if at all. For the three largest transactions with significant refinancing risk, the Company may be exposed to, and subsequently recover, payments aggregating $1.4 billion. These transactions generally involve long-term infrastructure projects that are financed by bonds that mature prior to the expiration of the project concession. While the cash flows from these projects were expected to be sufficient to repay all of the debt over the life of the project concession, in order to pay the principal on the early maturing debt, the Company expected it to be refinanced in the market at or prior to its maturity. Due to market dislocation and increased credit spreads, the Company may have to pay a claim at the maturity of the securities, and then recover its payment from cash flows produced by the project in the future. The Company generally projects that in most scenarios it will be fully reimbursed for such payments. However, the recovery of the payments may take a long time and is uncertain. The claim payments are anticipated to occur substantially between 2014 and 2017, while the recoveries could take 20-45 years, depending on the transaction and the performance of the underlying collateral. For more information about this risk, see "The Company may require additional capital from time to time, including from soft capital and liquidity credit facilities, which may not be available or may be available only on unfavorable terms" under "Risks Related to the Company's Capital and Liquidity Requirements" in Item 1A.

U.S. RMBS:

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

Generally, when mortgage loans are transferred into a securitization, the loan originator(s) and/or sponsor(s) provide R&W, that the loans meet certain characteristics, and a breach of such R&W often requires that the loan be repurchased from the securitization. In many of the transactions the Company insures, it is in a position to enforce these requirements. The Company uses internal resources as well as third party forensic underwriting firms and legal firms to pursue breaches of R&W. If a provider of R&W refuses to honor its repurchase obligations, the Company may choose to initiate litigation. See “-Recovery Litigation” in Note 6, Expected Loss to be Paid, of the Financial Statements and Supplementary Data. In February 2013, the Company was awarded damages plus costs and attorneys' fees, subject to appeal, in its litigation against Flagstar Bank.

The Company's success in pursuing R&W claims against a number of counterparties that provided R&W on a loan by loan basis has permitted the Company to pursue reimbursement agreements with R&W providers. Such agreements provide the Company with many of the benefits of pursuing the R&W claims but without the expense and uncertainty of pursuing the R&W claims on a loan by loan basis. The Company has entered into several such agreements, most notably with Bank of America and Deutsche Bank, and it continues to pursue such agreements with other counterparties as opportunities arise.

Through December 31, 2012 the Company has caused entities providing R&Ws to pay or agree to pay approximately $2.9 billion (gross of reinsurance) in respect of their R&W liabilities for transactions in which the Company has provided a financial guaranty. Of this, $2.3 billion are payments made or to be made directly to the Company pursuant to agreements with R&W providers (e.g. the Bank of America Agreement and Deutsche Bank Agreement) and approximately $557 million are amounts paid into the relevant RMBS financial guaranty transactions pursuant to the transaction documents.

The $2.3 billion of payments made or to be made directly to the Company by R&W providers under agreements with the Company includes $1.6 billion that has already been received by the Company, as well as $698 million the Company projects receiving in the future pursuant to such currently existing agreements. Because most of that $698 million is projected to be received through loss-sharing arrangements, the exact amount the Company will receive will depend on actual losses experienced by the covered transactions. This amount is included in the Company's calculated credit for R&W recoveries, described below.

The $557 million paid by R&W providers were paid into the relevant RMBS transactions in accordance with the priority of payments set out in the relevant transaction documents. Because the Company may insure only a portion of the capital structure of a transaction, such payments will not necessarily directly benefit the Company dollar-for-dollar, especially in first lien transactions. However, such payments do reduce collateral pool losses and so usually reduce the Company's expected losses.

The Company assumes that recoveries on transactions backed by second lien loans that were not subject to the Bank of America Agreement or Deutsche Bank Agreement will occur, depending on scenarios, in two to four years from the balance sheet date, and that recoveries on transactions backed by Alt-A first lien, Option ARM and Subprime loans will occur as claims are paid over the life of the transactions. See Note 6, Expected loss to be Paid, of the Financial Statements and Supplementary Data, for a discussion of the significant terms of the Company's R&W settlement agreements to date.

Net expected loss to be paid consists primarily of the present value of future: expected claim payments, expected recoveries of excess spread in the transaction structures, cessions to reinsurers, and expected recoveries for breaches of R&W and other loss mitigation strategies. Current risk free rates are used to discount expected losses at the end of each reporting period and therefore changes in such rates from period to period affect the expected loss estimates reported. The effect of changes in discount rates are included in net economic loss development, however, economic loss development attributable to changes in discount rates is not indicative of credit impairment or improvement. Assumptions used in the determination of the net expected loss to be paid such as delinquency, severity, and discount rates and expected timeframes to recovery in the mortgage market were consistent by sector regardless of the accounting model used. The primary drivers of changes in expected loss to be paid are discussed below.

The primary difference between net economic loss development and loss expense included in operating income relates to the consideration of deferred premium revenue in the calculation of loss reserves and loss expense. For financial guaranty insurance contracts, a loss is generally recorded only when expected losses exceed deferred premium revenue. Therefore, the timing of loss recognition does not necessarily coincide with the timing of the actual credit impairment or improvement reported in net economic loss development. AGM's U.S. RMBS transactions generally have the largest deferred premium revenue balances because of the purchase accounting adjustments that were made in 2009 in connection with Assured Guaranty's purchase of AGM, and therefore the largest differences between net economic loss development and loss expense is this sector. See "–Losses Incurred" for amount recognized in the GAAP and non-GAAP operating income statement.

Economic Loss Development and (Paid) Recovered Losses

	Economic Loss Development(1)			(Paid) Recovered Losses
	Year Ended December 31,			Year Ended December 31,
	2012	2011	2010	2012	2011	2010
	(in millions)
U.S. RMBS before benefit for recoveries for breaches of R&W	$367	$1,039	$939	$(996)	$(1,051)	$(1,066)
Net benefit for recoveries for breaches of R&W	(179)	(1,038)	(649)	459	1,059	189
U.S. RMBS after benefit for recoveries for breaches of R&W	188	1	290	(537)	8	(877)
Other structured finance	(28)	80	147	(39)	(26)	(2)
Public finance	295	43	11	(303)	(65)	(53)
Other	(17)	—	—	12	—	—
Total	$438	$124	$448	$(867)	$(83)	$(932)
____________________

(1)
Economic loss development includes the effects of changes in assumptions based on observed market trends, changes in discount rates, accretion of discount and the economic effects of loss mitigation efforts.

Net Expected Loss to be Paid

	As of December 31, 2012	As of December 31, 2011
	(in millions)
U.S. RMBS before benefit for recoveries for breaches of R&W	$1,652	$2,281
Net benefit for recoveries for breaches of R&W	(1,370)	(1,650)
U.S. RMBS after benefit for recoveries for breaches of R&W	282	631
Other structured finance	339	406
Public finance	59	67
Other	(3)	2
Total	$677	$1,106

2012 Net Economic Loss Development

Total economic loss development in 2012 was $438 million ($319 million after tax), which was primarily driven by losses on its troubled European exposures, particularly a $189 million loss in relation to the Company's Greek sovereign bond exposures and loss development on Spanish sub-sovereign exposures, higher U.S. RMBS and U.S. public finance losses, offset in part by positive developments in the TruPS portfolio. Changes in discount rates did not have a significant effect on economic loss development in 2012 as the risk-free rates used to discount expected losses ranged from 0.0% to 3.28% as of December 31, 2012 compared with 0.0% to 3.27% as of December 31, 2011.

The Company's RMBS loss projection methodology assumes that the housing and mortgage markets will improve. Each quarter the Company makes a judgment as to whether to change the assumptions it uses to make RMBS loss projections based on its observation during the quarter of the performance of its insured transactions (including early stage delinquencies, late stage delinquencies and, for first liens, loss severity) as well as the residential property market and economy in general, and, to the extent it observes changes, it makes a judgment as whether those changes are normal fluctuations or part of a trend. Based on such observations, the Company chose to use essentially the same assumptions and scenarios to project RMBS loss as of December 31, 2012 as it used as of December 31, 2011, except that as compared to December 31, 2011:

•	in its most optimistic scenario, it reduced by three months the period it assumed it would take the mortgage market to recover; and

•	in its most pessimistic scenario, it increased by three months the period it assumed it would take the mortgage market to recover.

The Company's use of essentially the same assumptions and scenarios to project RMBS losses as of December 31, 2012 as at December 31, 2011 was consistent with its view at December 31, 2012 that the housing and mortgage market recovery is occurring at a slower pace than it anticipated at December 31, 2011. The Company's changes during 2012 to the period it would take the mortgage market to recover in its most optimistic scenario and its most pessimistic scenario allowed it to consider a wider range of possibilities for the speed of the recovery. Since the Company's projections for each RMBS transaction are based on the delinquency performance of the loans in that individual RMBS transaction, improvement or deterioration in that aspect of a transaction's performance impacts the projections for that transaction. The methodology the Company uses to project RMBS losses and the scenarios it employs are described in more detail in Note 6, Expected Loss to be Paid, of the Financial Statements and Supplementary Data.

The following table provides a breakdown of the development and accretion amount in the roll forward of estimated recoveries associated with alleged breaches of R&W.

Year Ended December 31, 2012
(in millions)
Inclusion (removal) of deals with breaches of R&W during period	$(3)
Change in recovery assumptions as the result of additional file review and recovery success	70
Estimated increase (decrease) in defaults that will result in additional (lower) breaches	63
Results of settlements and judgments	40
Accretion of discount on balance	9
Total	$179

U.S. municipalities and related entities have been under increasing pressure over the last few quarters, and a few have filed for protection under the U.S. Bankruptcy Code, entered into state processes designed to help municipalities in fiscal distress or otherwise indicated they may consider defaulting on their obligations to make timely payments on their debts. The Company expects that bondholder rights will be enforced. However, due to the early stage of these developments, and the circumstances surrounding each instance, the ultimate outcome cannot be certain. The Company will continue to analyze developments in each of these matters closely. The municipalities whose obligations the Company has insured that have filed for protection under Chapter 9 of the U.S Bankruptcy Code are: Jefferson County, Alabama and Stockton, California. The City Council of Harrisburg, Pennsylvania had also filed a purported bankruptcy petition, which was later dismissed by the bankruptcy court; a receiver for the City of Harrisburg was appointed by the Commonwealth Court of Pennsylvania on December 2, 2011. The net par outstanding for these and all other BIG rated U.S. public finance obligations was $4.6 billion as of December 31, 2012 and $4.5 billion as of December 31, 2011. The Company projects that its total future expected net loss across its troubled U.S. public finance credits (after projected recoveries of claims already paid) will be $7 million as of December 31, 2012, down from $16 million as of December 31, 2011.

2011 Net Economic Loss Development

Net economic loss development in 2011 was $124 million ($116 million after tax) which was driven primarily by non-U.S. RMBS structured finance and non U.S public finance obligations. In the non U.S. RMBS structured finance portfolio, economic loss development was primarily driven by the decline in risk free rates used to discount expected losses. Loss development in life insurance and film securitizations also contributed to the net loss development, offset in part by positive development in the TruPS portfolio. Economic loss development in the non- U.S. public finance portfolio was comprised mainly of the probability weighted loss estimate on exposures to Greek sovereign debt based on information available at that time. In the U.S. RMBS portfolio, loss development was offset by positive developments in actual and expected recoveries for breaches of R&W. Changes in discount rates had a significant effect on the economic loss development in 2011 as the rates ranged from 0.0% to 3.27% as of December 31, 2011 compared with 0.0% to 5.34% as of December 31, 2010.

During each quarter of 2011 also the Company made a judgment as to whether to change the assumptions it used to make RMBS loss projections based on its observation during the quarter of the performance of its insured transactions (including early stage delinquencies, late stage delinquencies and, for first liens, loss severity) as well as the residential property market and economy in general, and, to the extent it observed changes, it made a judgment as whether those changes were normal fluctuations or part of a trend. Based on such observations, the Company chose to use essentially the same assumptions and scenarios to project RMBS loss as of December 31, 2011 as it used as of December 31, 2010, except that as compared to December 31, 2010:

•
based on its observation of the slow mortgage market recovery, the Company increased its base case expected period for reaching the final conditional default rate in second lien transactions and adjusted the probability weightings it applied to second lien scenarios from year-end 2010 to reflect the changes to those scenarios;

•
also based on its observation of the slow mortgage market recovery the Company added a more stressful first lien scenario at year-end 2011 reflecting an even slower potential recovery in the housing and mortgage markets, making what had prior to that been a stress scenario its base scenario;

•	based on its observation of increased loss severity rates, the Company increased its projected loss severity rates in various of its first lien scenarios; and

•	based on its observation of liquidation rates, the Company decreased the liquidation rates it applied to non-performing loans.

The Company's use of essentially the same methodology and scenarios to project RMBS losses as of December 31, 2011 as at December 31, 2010 was consistent with its view at December 31, 2011 that the housing and mortgage market recovery was occurring at a slower pace than it anticipated at December 31, 2010. Since the Company's projections for each RMBS transaction are based on the delinquency performance of the loans in that individual RMBS transaction, improvement or deterioration in that aspect of a transaction's performance impacts the projections for that transaction.

The following table provides a breakdown of the development and accretion amount in the roll forward of estimated recoveries associated with alleged breaches of R&W.

Year Ended December 31, 2011
(in millions)
Inclusion (removal) of deals with breaches of R&W during period	$115
Change in recovery assumptions as the result of additional file review and recovery success	218
Estimated increase (decrease) in defaults that will result in additional (lower) breaches	17
Results of settlements	668
Accretion of discount on balance	20
Total	$1,038

2010 Net Economic Loss Development

Net economic loss development in 2010 was $448 million ($313 million after tax) which was driven primarily by U.S RMBS and other structure finance obligations.  Changes in discount rates had a significant effect on economic loss development as the risk free rates used to discount losses as of the end of 2010 were 0.0% to 5.34% compared with 0.0% to 5.12% as of the end of 2009.

During each quarter of 2010 also the Company made a judgment as to whether to change the assumptions it used to make RMBS loss projections based on its observation during the quarter of the performance of its insured transactions (including early stage delinquencies, late stage delinquencies and, for first liens, loss severity) as well as the residential property market and economy in general, and, to the extent it observed changes, it made a judgment as whether those changes were normal fluctuations or part of a trend. Based on such observations, the Company chose to use essentially the same assumptions and scenarios to project RMBS loss as of December 31, 2010 as it used as of December 31, 2009, except that as compared to December 31, 2009:

•
based on its observation of what appeared to be the beginnings of an improvement in the housing and mortgage markets in the first part of 2010, it adjusted for the second quarter 2010 how its scenarios were run;

•
then based on its observations in the third and fourth quarters of 2010 that early stage delinquencies had not trended down as much as it had anticipated in the second quarter and its concerns in the fourth quarter about the timing and strength of any recovery in the mortgage and housing markets, it adjusted its probability weightings to reflect a somewhat more pessimistic view; and

•	based on its observation of increased loss severity rates, the Company increased its projected initial loss severity rates for subprime transactions to 80%.

The Company's use of essentially the same assumptions and scenarios to project RMBS losses as of December 31, 2010 as at December 31, 2009 was consistent with its view at December 31, 2010 that the housing and mortgage market recovery was occurring at a slower pace than it anticipated at December 31, 2009. Since the Company's projections for each RMBS transaction are based on the delinquency performance of the loans in that individual RMBS transaction, improvement or deterioration in that aspect of a transaction's performance impacts the projections for that transaction.

The following table provides a breakdown of the development and accretion amount in the roll forward of estimated recoveries associated with alleged breaches of R&W.

Year Ended December 31, 2010
(in millions)
Inclusion (removal) of deals with breach of R&W during period	$180
Change in recovery assumptions as the result of additional file review and recovery success	253
Estimated increase (decrease) in defaults that will result in additional (lower) breaches	211
Accretion of discount on balance	5
Total	$649

Losses Incurred

For transactions accounted for as financial guaranty insurance under GAAP, each transaction’s expected loss to be expensed, net of estimated R&W recoveries, is compared with the deferred premium revenue of that transaction. Generally, when the expected loss to be expensed exceeds the deferred premium revenue, a loss is recognized in the income statement for the amount of such excess.

When the Company measures operating income, a non-GAAP financial measure, it calculates the credit derivative and FG VIE losses incurred in a similar manner. Changes in fair value in excess of expected loss that are not indicative of economic deterioration or improvement are not included in operating income.

Expected loss to be paid as discussed above under "Losses in the Insured Portfolio" is an important liquidity measure in that it provides the present value of amounts that the Company expects to pay or recover in future periods. Expected loss to be expensed is important because it presents the Company’s projection of incurred losses that will be recognized in future periods as deferred premium revenue amortizes into income on financial guaranty insurance policies. Expected loss to be paid for FG VIEs pursuant to AGC’s and AGM’s financial guaranty policies is calculated in a manner consistent with financial guaranty insurance contracts, but eliminated in consolidation under GAAP.

 The following tables present the loss and LAE recorded in the consolidated statements of operations by sector for non-derivative contracts and the loss expense recorded under non-GAAP operating income respectively. Amounts presented are net of reinsurance.

Loss and LAE Reported
on the Consolidated Statements of Operations

	Year Ended December 31,
	2012	2011	2010
	(in millions)
U.S. RMBS	$308	$389	$381
Other structured finance	(7)	118	64
Public finance	285	48	33
Other	(17)	—	—
Total insurance contracts before FG VIE consolidation	569	555	478
Effect of consolidating FG VIEs	(46)	(93)	(66)
Total loss and LAE	$523	$462	$412

Loss Expense Non-GAAP Operating

	Year Ended December 31,
	2012	2011	2010
	(in millions)
U.S. RMBS	$369	$365	$499
Other structured finance	(40)	99	155
Public finance	284	29	34
Other	(17)	—	—
Total	$596	$493	$688

Reconciliation of Loss and LAE to Non-GAAP Loss Expense

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Loss and LAE	$523	$462	$412
Credit derivative loss expense	28	(62)	210
FG VIE loss expense	45	93	66
Loss expense included in operating income	$596	$493	$688

For each of the three years in period ended December 31, 2012, U.S. RMBS insured transactions have generated the most losses of all the insured sectors. The recovery in the mortgage market has taken longer than originally anticipated, however, the loss development was mitigated by R&W recoveries and negotiated loss sharing agreements as well as other loss mitigation strategies. Changes risk-free rates used to discount losses also contributed to loss expense over the past three years for long-dated transactions, however this component of loss expense does not reflect actual credit impairment or improvement in the period. The public finance sector has also been under increasing stress in the U.S. and abroad, in particular, certain troubled European countries such as Greece where the Company recognized losses.

For financial guaranty contracts accounted for as insurance, the amounts reported in the GAAP financial statements may only reflect a portion of the current period’s economic development and may also include a portion of prior-period economic development. The difference between economic loss development on financial guaranty insurance contracts and loss and LAE recognized in GAAP income is essentially loss development and accretion for financial guaranty insurance contracts that is, or was previously, absorbed in unearned premium reserve. Such amounts have not yet been recognized in income.

The table below presents the expected timing of loss recognition for insurance contracts on both a reported GAAP and non-GAAP operating income basis.

Financial Guaranty Insurance Net Expected Loss to be Expensed
As of December 31, 2012

	Net Expected Loss to be Expensed(1)
	In GAAP Reported Income	In Non-GAAP Operating Income
	(in millions)
2013	$72	$110
2014	48	70
2015	42	55
2016	37	48
2017	36	46
2018-2022	127	158
2023-2027	59	72
2028-2032	29	37
After 2032	19	29
Total expected PV of net expected loss to be expensed	469	625
Discount	251	287
Total future value	$720	$912
____________________

(1)	Net expected loss to be expensed for GAAP reported income is different than non-GAAP operating income by the amount related to consolidated FG VIEs.

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

There are typically no quoted prices for its instruments or similar instruments as financial guaranty contracts do not typically trade in active markets. Observable inputs other than quoted market prices exist; however, these inputs reflect contracts that do not contain terms and conditions similar to those in the credit derivatives issued by the Company. Therefore, the valuation of the Company’s credit derivative contracts requires the use of models that contain significant, unobservable inputs, and are classified as Level 3 in the fair value hierarchy. See Note 8, Fair Value Measurement, of the Financial Statements and Supplemental Data.

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

The models used to determine fair value are primarily developed internally based on market conventions for similar transactions that the Company observed in the past. There has been very limited new issuance activity in this market over the past three years and as of December 31, 2012, market prices for the Company’s credit derivative contracts were generally not available. Inputs to the estimate of fair value include various market indices, credit spreads, the Company’s own credit spread, and estimated contractual payments.

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

Net Change in Fair Value of Credit Derivatives
Gain (Loss)

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Net credit derivative premiums received and receivable	$127	$185	$207
Net ceding commissions (paid and payable) received and receivable	1	3	3
Realized gains on credit derivatives	128	188	210
Terminations	(1)	(23)	—
Net credit derivative losses (paid and payable) recovered and recoverable	(235)	(159)	(57)
Total realized gains (losses) and other settlements on credit derivatives	(108)	6	153
Net unrealized gains (losses) on credit derivatives	(477)	554	(155)
Net change in fair value of credit derivatives	$(585)	$560	$(2)

Net credit derivative premiums have declined in 2012 due primarily to the decline in the net par outstanding to $70.8 billion at December 31, 2012 from $85.0 billion at December 31, 2011. In years ended December 31, 2012 and 2011, CDS contracts totaling $2.3 billion and $11.5 billion in net par were terminated.

Net Change in Unrealized Gains (Losses) on Credit Derivatives By Sector

	Year Ended December 31,
Asset Type	2012	2011	2010
	(in millions)
U.S. RMBS:
Option ARM and Alt-A first lien	$(447)	$300	$(281)
Subprime first lien	(55)	24	(10)
Prime first lien	(54)	47	(8)
Closed end second lien and home equity lines of credit ("HELOCs")	5	10	(2)
Total U.S. RMBS	(551)	381	(301)
Pooled corporate obligations	59	39	70
CMBS	2	11	10
Other(1)	13	123	66
Total	$(477)	$554	$(155)
____________________

(1)	“Other” includes all other U.S. and international asset classes, such as commercial receivables, international infrastructure, international RMBS securities, and pooled infrastructure securities.

During 2012, U.S. RMBS unrealized fair value losses were generated primarily in the prime first lien, Alt-A, Option ARM and subprime RMBS sectors primarily as a result of the decreased cost to buy protection in AGC's name as the market cost of AGC's credit protection decreased. These transactions were pricing above their floor levels (or the minimum rate at which the Company would consider assuming these risks based on historical experience); therefore when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, decreased the implied spreads that the Company would expect to receive on these transactions increased. The cost of AGM's credit protection also decreased during 2012, but did not lead to significant fair value losses, as the majority of AGM policies continue to price at floor levels.

In 2011, U.S. RMBS unrealized fair value gains were generated primarily in the Option ARM, Alt-A, prime first lien and subprime sectors primarily as a result of the increased cost to buy protection in AGC's name as the market cost of AGC's credit protection increased. These transactions were pricing above their floor levels; therefore when the cost of purchasing CDS protection on AGC, increased the implied, spreads that the Company would expect to receive on these transactions decreased. The unrealized fair value gain in "other" primarily resulted from tighter implied net spreads on a XXX life securitization transaction and a film securitization, which also resulted from the increased cost to buy protection in AGC's name, referenced above. The cost of AGM's credit protection also increased during the year, but did not lead to significant fair value gains, as the majority of AGM policies continue to price at floor levels.

In 2010, U.S. RMBS unrealized fair value losses were generated primarily in the Option ARM and Alt-A first lien sector due to internal ratings downgrades on several of these Option ARM and Alt-A first lien policies. The unrealized fair value gain within the TruPS CDO and Other asset classes resulted from tighter implied spreads. These transactions were pricing above their floor levels; therefore when the cost of purchasing CDS protection on AGC and AGM increased, the implied spreads that the Company would expect to receive on these transactions decreased. During 2010, AGC's and AGM's spreads widened. However, gains due to the widening of the Company's own CDS spreads were offset by declines in fair value resulting from price changes and the internal downgrades of several U.S. RMBS policies referenced above.

Five-Year CDS Spread on AGC and AGM

	As of December 31, 2012	As of December 31, 2011	As of December 31, 2010
Quoted price of CDS contract (in basis points):
AGC	678	1,140	804
AGM	536	778	650

Effect of Changes in the Company’s Credit Spread on
Unrealized Gains (Losses) on Credit Derivatives

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Change in unrealized gains (losses) of credit derivatives:
Before considering implication of the Company’s credit spreads	$798	$(68)	$464
Resulting from change in the Company’s credit spreads	(1,275)	622	(619)
After considering implication of the Company’s credit spreads	$(477)	$554	$(155)

Components of Credit Derivative Assets (Liabilities)

	As of December 31, 2012	As of December 31, 2011
	(in millions)
Credit derivative assets	$141	$153
Credit derivative liabilities	(1,934)	(1,457)
Net fair value of credit derivatives	$(1,793)	$(1,304)

Management believes that the trading level of AGC’s and AGM’s credit spreads is due to (a) the correlation between AGC’s and AGM’s risk profile, (b) the current risk profile of the broader financial markets, (c) demand for credit protection against AGC and AGM as the result of its financial guaranty volume, and (d) the overall lack of liquidity in the CDS market. Offsetting the benefit attributable to AGC’s and AGM’s credit spread were higher credit spreads in the fixed income security markets relative to pre-financial crisis levels. The higher credit spreads in the fixed income security market are due to the lack of liquidity in the high-yield CDO, Trust-Preferred CDO, and collateralized loan obligation ("CLO") markets as well as continuing market concerns over the most recent vintages of subprime RMBS.

The net par outstanding of the Company's credit derivatives with counterparties in the financial services industry is presented below.

Net Par Outstanding by Credit Derivative Counterparty

	As of December 31,
	2012	2011
	(in millions)
Deutsche Bank AG	$8,893	$9,882
Barclays Capital	8,336	9,244
Bank of America Corporation	7,042	7,339
JPMorgan Chase & Co.	5,787	7,660
BNP Paribas Finance Inc.	5,480	5,661
Belfius Bank(1)	5,196	7,103
Morgan Stanley	4,408	5,179
Groupe BPCE	4,107	4,614
Royal Bank of Scotland Group PLC	3,898	6,079
HSBC Holdings PLC	3,889	4,546
Other	13,745	17,740
Total	$70,781	$85,047
____________________

(1)	Belfius Bank was formally known as Dexia Bank Belgium as of December 31, 2011.

Interest Expense

For the year ended December 31, 2012, interest expense decreased due to the retirement of the AGUS 8.5% Senior Notes (see Note 2, Business Changes, Risks, Uncertainties and Accounting Developments, of the Financial Statements and Supplementary Data). The following table presents the components of interest expense.

Interest Expense

	Year Ended December 31,
	2012	2011	2010
	(in millions)
AGUS:
7.0% Senior Notes	$13	$13	$13
8.50% Senior Notes	8	16	16
Series A Enhanced Junior Subordinated Debentures	10	10	10
Total AGUS	31	39	39
AGMH:
67/8% QUIBS	7	7	7
6.25% Notes	16	16	16
5.60% Notes	6	6	6
Junior Subordinated Debentures	25	25	25
Total AGMH	54	54	54
AGM:
Notes Payable	7	6	7
Total AGM	7	6	7
Total	$92	$99	$100

Provision for Income Tax

Deferred income tax assets and liabilities are established for the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Such temporary differences relate principally to unrealized gains and losses on investments and credit derivatives, FG VIE fair value adjustments, loss and LAE reserve, unearned premium reserve and tax attributes for net operating losses, alternative minimum tax (“AMT”) credits and foreign tax credits. As of December 31, 2012 and December 31, 2011, the Company had a net deferred income tax asset of $721 million and $804 million, respectively. As of December 31, 2012, the Company has foreign tax credits carried forward of $30 million which expire in 2018 through 2021 and AMT credits of $58 million which do not expire. Foreign tax credits of $22 million are from its acquisition of Assured Guaranty Municipal Holdings Inc. (“AGMH”) on July 1, 2009 (“AGMH Acquisition”), the Internal Revenue Code limits the amount of credits the Company may utilize each year.

Provision for Income Taxes and Effective Tax Rates

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Total provision (benefit) for income taxes	$22	$256	$50
Effective tax rate	16.5%	24.9%	9.4%

The Company’s effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, United Kingdom (“U.K.”) subsidiaries taxed at the U.K. blended marginal corporate tax rate of 24.5% unless subject to U.S. tax by election or as a U.S. controlled foreign corporation, and no taxes for the Company’s Bermuda holding company and subsidiaries unless subject to

U.S tax by election or as a U.S. controlled foreign corporation. For periods subsequent to April 1, 2012, the U.K. corporation tax rate has been reduced to 24%, for the periods April 1, 2011 to April 1, 2012, the U.K. corporation tax rate was 26% resulting in a blended tax rate of 24.5% in 2012 and prior to April 1, 2011, the U.K. corporation rate was 28% resulting in a blended tax rate of 26.5% in 2011. Accordingly, the Company’s overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions. 2012 and 2011 had disproportionate losses and income across jurisdictions, offset by tax-exempt interest, and are the primary reasons for the 16.5% and 24.9% effective tax rates, respectively.

During the year ended December 31, 2010, a net tax benefit of $56 million was recorded by the Company due to the filing of an amended tax return which included the AGMH and Subsidiaries tax group. The amended return filed in September 2010 was for a period prior to the AGMH Acquisition and consequently, the Company no longer has a deferred tax asset related to net operating loss or AMT credits associated with the AGMH Acquisition. Instead, the Company has recorded additional deferred tax assets for loss reserves and foreign tax credits and has decreased its liability for uncertain tax positions. The event giving rise to this recognition occurred after the measurement period as defined by acquisition accounting and thus the amount is included in the year ended December 31, 2010 net income. Included in the $56 million net tax benefit was a decrease for uncertain tax positions, including interest and penalties, of $9 million.

Financial Guaranty Variable Interest Entities

Pursuant to GAAP, the Company evaluated its power to direct the activities that most significantly impact the economic performance of VIEs that have debt obligations insured by the Company and, accordingly, where the Company is obligated to absorb VIE losses that could potentially be significant to the VIE. As of December 31, 2012, the Company determined that, based on the assessment of its control rights over servicer or collateral manager replacement, given that servicing/managing collateral were deemed to be the VIEs’ most significant activities, 33 VIEs required consolidation.

The table below presents the effects on reported GAAP income resulting from consolidating these FG VIEs and eliminating their related insurance and investment accounting entries and, in total, represents a difference between GAAP reported net income and non-GAAP operating income attributable to FG VIEs. The consolidation of FG VIEs has a significant effect on net income and shareholder’s equity due to (1) changes in fair value gains (losses) on FG VIE assets and liabilities, (2) the eliminations of premiums and losses related to the AGC and AGM FG VIE liabilities with recourse and (3) the elimination of investment balances related to the Company’s purchase of AGC and AGM insured FG VIE debt. Upon consolidation of a FG VIE, the related insurance and, if applicable, the related investment balances, are considered intercompany transactions and therefore eliminated. See “—Non-GAAP Financial Measures—Operating Income” below.

Effect of Consolidating FG VIEs on Net Income (Loss)

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Net earned premiums	$(153)	$(75)	$(48)
Net investment income	(13)	(8)	—
Net realized investment gains (losses)	4	12	—
Fair value gains (losses) on FG VIEs	210	(132)	(274)
Loss and LAE	46	93	66
Total pretax effect on net income	94	(110)	(256)
Less: tax provision (benefit)	32	(38)	(90)
Total effect on net income (loss)	$62	$(72)	$(166)

Fair value gains (losses) on FG VIEs represent the net change in fair value on the consolidated FG VIEs’ assets and liabilities. For year ended December 31, 2012, the Company recorded pre-tax net fair value gains on consolidated FG VIEs of $210 million. The majority of this gain, approximately $166 million, is the result of a R&W settlement with Deutsche Bank that closed in second quarter 2012. While prices continued to appreciate during the period on the Company's FG VIE assets and liabilities, gains in the second half of the year were primarily driven by large principal paydowns made on the Company's FG VIEs.

Year ended December 31, 2011 pre-tax fair value losses on consolidated FG VIEs of $132 million were driven by the unrealized loss on consolidation of eight new VIEs, as well as two existing transactions in which the fair value of the underlying collateral depreciated, while the price of the wrapped senior bonds was largely unchanged from the prior year. Year ended December 31, 2010 pre-tax fair value losses on consolidated FG VIE of $274 million were driven by the unrealized loss on consolidation of ten new VIEs.

Expected losses to be recovered in respect of consolidated FG VIEs, which were $96 million as December 31, 2012 and $107 million as of December 31, 2011, are included in the discussion of “—Losses in the Insured Portfolio.”

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

Operating Income

Reconciliation of Net Income (Loss) to Operating Income

	Year Ended December 31,
	2012	2011	2010

Net income (loss)	$110	$773	$484
Less after-tax adjustments:
Realized gains (losses) on investments	(4)	(20)	1
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(486)	244	13
Fair value gains (losses) on CCS	(12)	23	6
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	15	(3)	(25)
Effect of consolidating FG VIEs	62	(72)	(166)
Operating income	$535	$601	$655

Effective tax rate on operating income	25.0%	24.4%	18.7%

Operating income for 2012 declined due primarily to higher losses, offset in part by higher gains on commutations of previously ceded business and higher net earned premiums from accelerations which were due to negotiated terminations and refundings. The primary driver of the increase in loss expense was the loss on Greek sovereign debt exposures, offset in part by lower losses in the TruPS portfolio.

In 2011, a decrease in net earned premiums and premiums received and receivable on credit derivatives were partially offset by a decrease in loss and LAE, lower operating expenses and increased net investment income. Operating income in 2010 included a $56 million tax benefit related to the filing of an amended pre-acquisition tax return of AGMH. (See “–Results of Operations–Provision for Income Tax”)

Management believes that operating income is a useful measure because it clarifies the understanding of the underwriting results of the Company’s financial guaranty business, and also includes financing costs and net investment income, and enables investors and analysts to evaluate the Company’s financial results as compared with the consensus analyst estimates distributed publicly by financial databases. Operating income is defined as net income (loss) attributable to AGL, as reported under GAAP, adjusted for the following:

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

Reconciliation of Shareholders’ Equity
to Adjusted Book Value

	As of December 31, 2012		As of December 31, 2011
	Total	Per Share	Total	Per Share
	(dollars in millions, except per share amounts)
Shareholders’ equity	$4,994	$25.74	$4,652	$25.52
Less after-tax adjustments:
Effect of consolidating FG VIEs	(348)	(1.79)	(405)	(2.22)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(988)	(5.09)	(498)	(2.74)
Fair value gains (losses) on CCS	23	0.12	35	0.19
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	477	2.45	319	1.75
Operating shareholders’ equity	5,830	30.05	5,201	28.54
After-tax adjustments:
Less: Deferred acquisition costs	165	0.85	174	0.95
Plus: Net present value of estimated net future credit derivative revenue	220	1.14	302	1.66
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	3,266	16.83	3,658	20.07
Adjusted book value	$9,151	$47.17	$8,987	$49.32

As of December 31, 2012, shareholders’ equity increased to $5.0 billion from December 31, 2011 due primarily to the issuance of common shares, unrealized gains on the investment portfolio and net income, offset in part by share repurchases and dividends. Adjusted book value increased slightly, mainly due to the issuance of common shares, new business, and commutations of previously ceded business, partially offset by economic loss development. Shares outstanding increased by 11.8 million primarily to the issuance of 13.4 million common shares, partially offset by the repurchase of 2.1 million common shares in 2012.

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

PVP or Present Value of New Business Production

Reconciliation of PVP to Gross Written Premiums

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Total PVP	$210	$243	$363
Less: Financial guaranty installment premium PVP	45	69	33
Total: Financial guaranty upfront gross written premiums	165	174	330
Plus: Financial guaranty installment gross written premiums	88	(47)	(108)
Total gross written premiums	$253	$127	$222

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

Insured Portfolio

The following tables present the insured portfolio by asset class net of cessions to reinsurers. It includes all financial guaranty contracts outstanding as of the dates presented, regardless of the form written (i.e. credit derivative form or traditional financial guaranty insurance form) or the applicable accounting model (i.e. insurance, derivative or VIE consolidation).

Net Par Outstanding and Average Internal Rating by Asset Class

	As of December 31, 2012		As of December 31, 2011
Sector	Net Par Outstanding	Avg. Rating	Net Par Outstanding	Avg. Rating
	(dollars in millions)
Public finance:
U.S.:
General obligation	$169,985	A+	$173,061	A+
Tax backed	73,787	A+	78,006	A+
Municipal utilities	62,116	A	65,204	A
Transportation	33,799	A	35,396	A
Healthcare	17,838	A	19,495	A
Higher education	15,770	A+	15,677	A+
Housing	4,633	AA-	5,696	AA-
Infrastructure finance	4,210	BBB	4,110	BBB
Investor-owned utilities	1,069	A-	1,124	A-
Other public finance—U.S.	4,760	A	5,304	A-
Total public finance—U.S.	387,967	A	403,073	A+
Non-U.S.:
Infrastructure finance	15,812	BBB	15,405	BBB
Regulated utilities	12,494	BBB+	13,260	BBB+
Pooled infrastructure	3,200	AA-	3,130	AA-
Other public finance—non-U.S.	6,034	A	7,251	A+
Total public finance—non-U.S.	37,540	BBB+	39,046	BBB+
Total public finance	425,507	A	442,119	A
Structured finance:
U.S.:
Pooled corporate obligations	41,886	AAA	51,520	AAA
RMBS	17,827	BB+	21,567	BB+
CMBS and other commercial real estate related exposures	4,247	AAA	4,774	AAA
Financial products	3,653	AA-	5,217	AA-
Consumer receivables	2,369	BBB+	4,326	AA-
Insurance securitizations	2,190	A+	1,893	A+
Commercial receivables	1,025	BBB+	1,214	BBB
Structured credit	319	CCC+	424	B-
Other structured finance—U.S.	1,179	BBB+	1,299	A-
Total structured finance—U.S.	74,695	AA-	92,234	AA-
Non-U.S.:
Pooled corporate obligations	14,813	AAA	17,731	AAA
Commercial receivables	1,463	A-	1,865	A-
RMBS	1,424	AA-	1,598	AA
Insurance securitizations	923	CCC-	964	CCC-
Structured credit	591	BBB	979	BBB
CMBS and other commercial real estate related exposures	100	AAA	180	AAA
Other structured finance—non-U.S.	377	Super Senior	378	Super Senior
Total structured finance—non-U.S.	19,691	AA	23,695	AA
Total structured finance	94,386	AA-	115,929	AA-
Total net par outstanding	$519,893	A+	$558,048	A+

The December 31, 2012 and 2011 amounts above include $48.1 billion and $60.7 billion, respectively, of AGM structured finance net par outstanding. AGM has not insured a mortgage-backed transaction since January 2008 and announced its complete withdrawal from the structured finance market in August 2008. The structured finance transactions that remain in AGM’s insured portfolio are of double-A average underlying credit quality, according to the Company’s internal rating system. Management expects AGM’s structured finance portfolio to run-off rapidly: 24% by year-end 2013, 65% by year end 2015, and 84% by year-end 2017.

The following tables set forth the Company’s net financial guaranty portfolio by internal rating.

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2012

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
Super senior	$—	—%	$1,130	3.0%	$13,572	18.2%	$4,874	24.7%	$19,576	3.8%
AAA	4,502	1.2	576	1.5	28,615	38.3	8,295	42.1	41,988	8.1
AA	124,525	32.1	875	2.3	9,589	12.8	722	3.7	135,711	26.1
A	210,124	54.1	9,781	26.1	4,670	6.2	1,409	7.2	225,984	43.4
BBB	44,213	11.4	22,885	61.0	3,717	5.0	2,427	12.3	73,242	14.1
BIG	4,603	1.2	2,293	6.1	14,532	19.5	1,964	10.0	23,392	4.5
Total net par outstanding	$387,967	100.0%	$37,540	100.0%	$74,695	100.0%	$19,691	100.0%	$519,893	100.0%

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2011

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
Super senior	$—	—%	$1,138	2.9%	$16,756	18.2%	$5,660	23.9%	$23,554	4.2%
AAA	5,074	1.3	1,381	3.5	35,736	38.7	10,231	43.2	52,422	9.4
AA	139,693	34.6	1,056	2.7	12,575	13.6	976	4.1	154,300	27.7
A	213,164	52.9	11,744	30.1	4,115	4.5	1,518	6.4	230,541	41.3
BBB	40,635	10.1	21,399	54.8	5,044	5.5	3,391	14.3	70,469	12.6
BIG	4,507	1.1	2,328	6.0	18,008	19.5	1,919	8.1	26,762	4.8
Total net par outstanding	$403,073	100.0%	$39,046	100.0%	$92,234	100.0%	$23,695	100.0%	$558,048	100.0%

Beginning in the first quarter 2012, the Company decided to classify those portions of risks benefiting from reimbursement obligations collateralized by eligible assets held in trust in acceptable reimbursement structures as the higher of 'AA' or their current internal rating. As of the fourth quarter 2012, the Company applied this policy to the Bank of America Agreement and the Deutsche Bank Agreement. The Bank of America Agreement was entered into in April 2011 and the reclassification in the first quarter 2012 resulted in a decrease in BIG net par outstanding as of December 31, 2011 of $1,452 million from that previously reported.

Securities purchased for loss mitigation purposes represented $1,133 million and $1,293 million of gross par outstanding as of December 31, 2012 and 2011, respectively. In addition, under the terms of certain credit derivative contracts, the Company has obtained the obligations referenced in such contracts and recorded it in invested assets in the consolidated balance sheets. Such amounts totaled $220 million and $222 million in gross par outstanding as of December 31, 2012 and 2011, respectively.

The tables below show the Company's ten largest U.S. public finance and U.S. structured finance and non-U.S. exposures direct and reinsurance exposures by revenue source (stated as a percentage of the Company's total U.S. public finance, U.S. structured finance and non-U.S. net par outstanding) as of December 31, 2012:

Ten Largest U.S. Public Finance Exposures
As of December 31, 2012

	Net Par Outstanding	Percent of Total U.S. Public Finance Net Par Outstanding	Rating
	(dollars in millions)
New Jersey, State of	$4,275	1.1%	A+
California, State of	3,452	0.9%	BBB+
New York, City of New York	3,241	0.8%	AA-
Massachusetts, Commonwealth of	2,732	0.7%	AA
Chicago, City of Illinois	2,726	0.7%	A+
New York, State of	2,563	0.7%	A+
Miami-Dade County Florida Aviation Authority - Miami International Airport	2,380	0.6%	A
Los Angeles California Unified School District	2,263	0.6%	AA-
Port Authority of New York and New Jersey	2,195	0.6%	AA-
Puerto Rico, Commonwealth of	2,175	0.6%	BBB-
Total of top ten U.S. public finance exposures	$28,002	7.3%

Ten Largest U.S. Structured Finance Exposures
As of December 31, 2012

	Net Par Outstanding	Percent of Total U.S. Structured Finance Net Par Outstanding	Rating
	(dollars in millions)
Fortress Credit Opportunities I, LP.	$1,328	1.8%	AA
Stone Tower Credit Funding	1,254	1.7%	AAA
Synthetic Investment Grade Pooled Corporate CDO	1,188	1.6%	AAA
Synthetic High Yield Pooled Corporate CDO	978	1.3%	AAA
Synthetic Investment Grade Pooled Corporate CDO	767	1.0%	Super Senior
Synthetic Investment Grade Pooled Corporate CDO	763	1.0%	Super Senior
Synthetic Investment Grade Pooled Corporate CDO	745	1.0%	Super Senior
Synthetic High Yield Pooled Corporate CDO	734	1.0%	AAA
Synthetic Investment Grade Pooled Corporate CDO	726	1.0%	Super Senior
Mizuho II Synthetic CDO	718	1.0%	A
Total of top ten U.S. structured finance exposures	$9,201	12.4%

Ten Largest Non-U.S. Exposures
As of December 31, 2012

	Net Par Outstanding	Percent of Total Non-U.S. Net Par Outstanding	Rating
	(dollars in millions)
Quebec Province	$2,338	4.1%	A+
Sydney Airport Finance Company	1,566	2.7%	BBB
Thames Water Utility Finance PLC	1,558	2.7%	A-
Channel Link Enterprises Finance PLC	963	1.7%	BBB
Southern Gas Networks PLC	867	1.5%	BBB
Fortress Credit Investments I	778	1.4%	AAA
Capital Hospitals (Issuer) PLC	777	1.4%	BBB-
Societe des Autoroutes du Nord et de l'Est de France S.A.	755	1.3%	BBB+
Campania Region - Healthcare receivable	738	1.3%	BBB-
Southern Water Services Limited	707	1.2%	A-
Total of top ten non-U.S. exposures	$11,047	19.3%

Financial Guaranty Portfolio by Geographic Area

The following table sets forth the geographic distribution of the Company's financial guaranty portfolio.

Geographic Distribution of Financial Guaranty Portfolio
as of December 31, 2012

	Number of Risks	Net Par Outstanding	Percent of Total Net Par Outstanding
		(dollars in millions)
U.S.:
U.S. Public Finance:
California	1,532	$57,302	11.0%
New York	1,051	31,402	6.0
Pennsylvania	1,133	31,173	6.0
Texas	1,273	29,942	5.8
Illinois	933	25,297	4.9
Florida	446	24,111	4.6
New Jersey	704	15,999	3.1
Michigan	745	15,516	3.0
Georgia	205	10,001	1.9
Ohio	576	9,634	1.9
Other states	4,889	137,590	26.4
Total U.S. public finance	13,487	387,967	74.6
U.S. Structured finance (multiple states)	1,080	74,695	14.4
Total U.S.	14,567	462,662	89.0
Non-U.S.:
United Kingdom	124	23,624	4.5
Australia	33	7,558	1.5
Canada	11	4,160	0.8
France	23	3,914	0.8
Italy	12	2,347	0.5
Other	116	15,628	2.9
Total non-U.S.	319	57,231	11.0
Total	14,886	$519,893	100.0%

Selected European Exposure

 Several European countries are experiencing significant economic, fiscal and / or political strains such that the likelihood of default on obligations with a nexus to those countries may be higher than the Company anticipated when such factors did not exist. The Company has identified those European countries where it has exposure and where it believes heightened uncertainties exist to be: Greece, Hungary, Ireland, Italy, Portugal and Spain (the “Selected European Countries”). The Company selected these European countries based on its view that their credit fundamentals are deteriorating, as well as on published reports identifying countries that may be experiencing reduced demand for their sovereign debt in the current environment. See “—Selected European Countries” below for an explanation of the circumstances in each country leading the Company to select that country for further discussion.

Economic Exposure to the Selected European Countries

The Company’s economic exposure to the Selected European Countries (based on par for financial guaranty contracts and notional amount for financial guaranty contracts accounted for as derivatives) is shown in the following tables, both gross and net of ceded reinsurance:

Gross Economic Exposure to Selected European Countries(1)
December 31, 2012

	Greece	Hungary	Ireland	Italy	Portugal	Spain	Total
	(in millions)
Sovereign and sub-sovereign exposure:
Public finance	$—	$—	$—	$1,351	$125	$428	$1,904
Infrastructure finance	—	461	24	352	100	172	1,109
Sub-total	—	461	24	1,703	225	600	3,013
Non-sovereign exposure:
Regulated utilities	—	—	—	249	—	9	258
RMBS	—	230	139	567	—	—	936
Commercial receivables	—	2	13	65	16	2	98
Pooled corporate	25	—	211	236	14	575	1,061
Sub-total	25	232	363	1,117	30	586	2,353
Total	$25	$693	$387	$2,820	$255	$1,186	$5,366
Total BIG	$—	$653	$8	$266	$141	$583	$1,651

Net Economic Exposure to Selected European Countries(1)
December 31, 2012

	Greece	Hungary	Ireland	Italy	Portugal	Spain	Total
	(in millions)
Sovereign and sub-sovereign exposure:
Public finance	$—	$—	$—	$1,007	$105	$266	$1,378
Infrastructure finance	—	434	24	333	100	169	1,060
Sub-total	—	434	24	1,340	205	435	2,438
Non-sovereign exposure:
Regulated utilities	—	—	—	229	—	9	238
RMBS	—	219	139	498	—	—	856
Commercial receivables	—	2	13	63	15	2	95
Pooled corporate	25	—	189	217	14	524	969
Sub-total	25	221	341	1,007	29	535	2,158
Total	$25	$655	$365	$2,347	$234	$970	$4,596
Total BIG	$—	$616	$7	$248	$121	$419	$1,411
____________________
(1)                                 While the Company’s exposures are shown in U.S. dollars, the obligations the Company insures are in various currencies, including U.S. dollars, Euros and British pounds sterling. Included in both tables above is $139 million of reinsurance assumed on a 2004 - 2006 pool of Irish residential mortgages that is part of the Company’s remaining legacy mortgage reinsurance business. One of the residential mortgage-backed securities included in the table above includes residential mortgages in both Italy and Germany, and only the portion of the transaction equal to the portion of the original mortgage pool in Italian mortgages is shown in the tables.

As of December 31, 2012, the Company has not guaranteed any sovereign bonds of the Selected European Countries. The exposure shown in the “Public Finance” Category is from transactions backed by receivable payments from sub-sovereigns in Italy, Spain and Portugal. The Company understands that Moody's recently had undertaken a review of redenomination risk in selected countries in the Eurozone, including some of the Selected European Countries. No redenomination from the Euro to another currency has yet occurred and it may never occur. Therefore, it is not possible to be certain at this point how a redenomination of an issuer’s obligations might be implemented in the future and, in particular, whether any redenomination would extend to the Company's obligations under a related financial guarantee. At June 30, 2012, the Company had €218 million of net exposure to the sovereign debt of Greece. The Company paid claims under its financial guaranties during 2012, paying off in full its liabilities with respect to the Greek sovereign bonds it guaranteed. At December 31, 2012, the Company no longer had any direct exposure to Greece.

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
December 31, 2012

	Greece	Hungary	Ireland	Italy	Portugal	Spain
	(in millions)
Sovereign and sub-sovereign exposure:
Public finance	$—	$—	$—	$—	$—	$—
Infrastructure finance	—	(2)	(1)	(3)	(4)	(1)
Total sovereign exposure	—	(2)	(1)	(3)	(4)	(1)
Non-sovereign exposure:
Regulated utilities	—	—	—	—	—	—
RMBS	—	(4)	—	—	—	—
Total non-sovereign exposure	—	(4)	—	—	—	—
Total	$—	$(6)	$(1)	$(3)	$(4)	$(1)

The Company purchases reinsurance in the ordinary course to cover both its financial guaranty insurance and credit derivative exposures. Aside from this type of coverage the Company does not purchase credit default protection to manage the risk in its financial guaranty business. Rather, the Company has reduced its risks by ceding a portion of its business (including its financial guaranty contracts accounted for as derivatives) to third-party reinsurers that are generally required to pay their proportionate share of claims paid by the Company, and the net amounts shown above are net of such third-party reinsurance (reinsurance of financial guaranty contracts accounted for as derivatives is accounted for as a purchased derivative). See Note 14, Reinsurance and Other Monoline Exposures, of the Financial Statements and Supplementary Data.

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

Net Indirect Exposure to Selected European Countries
December 31, 2012

	Greece	Hungary	Ireland	Italy	Portugal	Spain	Total
	(dollars in millions)
Pooled corporate
$ millions	$25	$—	$189	$217	$14	$524	$969
Average proportion	2.5%	—%	2.5%	2.8%	1.2%	4.4%	3.3%
Commercial receivables
$ millions	$—	$2	$13	$63	$15	$2	$95
Average proportion	—%	0.7%	8.3%	8.6%	2.4%	1.8%	5.0%
Total $ millions	$25	$2	$202	$280	$29	$526	$1,064

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

On December 18, 2012 the Hellenic Republic of Greece was upgraded by S&P from “SD” (selective default) to “B-” reflecting the completion of Greece's distressed buyback. The action also considered the approval by the Eurogroup (the finance ministers of EU member states belonging to the eurozone) of a loan disbursement to Greece under the second economic adjustment program. S&P viewed such action as indicative of the eurozone's determination to restore stability to Greek finances, and to preserve Greece's eurozone membership. Moody’s rates Greece at "C", which is the lowest rating on Moody’s rating scale. Despite the exchange, which substantially lowered Greece’s debt burden, the country still faces a precarious fiscal position and generally uncertain economic prospects. As of December 31, 2012 the Company no longer had any direct economic exposure to Greece, although it does still have small, indirect exposures as described above under "Indirect Exposure to Selected European Countries".

The worsening domestic and global economic climate, high levels of public debt, limited funding availability and fiscal consolidation measures have had a negative impact on the Republic of Italy's economic growth prospects and credit ratings. The Republic of Italy was downgraded to “BBB+” from “A” by S&P on January 13, 2012 and to “Baa2” from “A3” by Moody’s on July 13, 2012. The September 6, 2012 announcement of a European Central Bank program to purchase unlimited amounts of secondary market debt of euro area sovereigns that apply for a full macroeconomic adjustment or precautionary program from the European Financial Stability Facility/European Stability Mechanism ("EFSF/ESM") has helped in the reduction of Italian sovereign bond yields. The Company’s sovereign exposure to Italy depends on payments by Italian governmental sub-sovereigns in connection with infrastructure financings or for services already rendered. The Company internally rates one of the infrastructure transactions ($248 million net par) below investment grade. The Company’s non-sovereign Italian exposure is comprised primarily of securities backed by Italian residential mortgages or in one case a government-sponsored water utility. The Company is closely monitoring the ability and willingness of these obligors to make timely payments on their obligations.

On November 23, 2012 S&P downgraded the Republic of Hungary's rating from “BB+” to “BB” given the continued weakening of the predictability of the country's policy framework, which could affect its medium-term growth prospects. Moody's rates Hungary at “Ba1”. In October 2008 Hungary requested and later received financial assistance from the EU and the International Monetary Fund (“IMF”). Hungary again requested financial assistance in November 2011, with a potential second financial package currently being negotiated. The Company’s sub-sovereign exposure to Hungarian credits includes an infrastructure financing dependent on payments by government agencies. The Company rates this exposure ($396 million net par) below investment grade. The Company is closely monitoring developments with respect to the ability and willingness of these entities to meet their payment obligations. The Company’s non-sovereign exposure to Hungary comprises primarily covered mortgage bonds issued by Hungarian banks. The Company rates the covered bonds ($220 million net par) below investment grade.

The Kingdom of Spain's financial profile and credit ratings have deteriorated over the past few years, partly as a result of large borrowing needs in the context of a challenging funding environment. The weakening of the country's real estate sector has resulted in the deterioration of the banking system's financial profile, in particular that of the savings and loans. The regional finances are also a source of concern, given the fiscal slippage exhibited by some of the regions. The Kingdom of Spain was downgraded by S&P on October 10, 2012 to “BBB-” from “BBB+” and by Moody’s on June 13, 2012 to “Baa3” from “A3”. The September 6, 2012 announcement of a European Central Bank program to purchase unlimited amounts of secondary market debt of euro area sovereigns that apply for a full macroeconomic adjustment or precautionary program from the EFSF/ESM has helped in the reduction of Spanish sovereign bond yields. The Company’s direct exposure to Spanish credits includes infrastructure financings dependent on payments by sub-sovereigns and government agencies, financings dependent on lease and other payments by sub-sovereigns and government agencies, and an issuance by a regulated utility. The Company rates most ($419 million aggregate net par) of its exposure to sovereign credits in Spain below investment grade. The Company is closely monitoring developments with respect to the ability and willingness of these entities to meet their payment obligations.

The Republic of Portugal is rated “BB” and “Ba3” by S&P and Moody's, respectively. Over the past few years, the Republic of Portugal’s economy and credit ratings have been adversely affected by fiscal imbalances, high indebtedness and the difficult macroeconomic situation generally facing the countries in the euro area. In order to stabilize its debt position, in April 2011 Portugal requested and subsequently received financial assistance from the EU and the IMF. In return, Portugal agreed to a set of deficit reduction and debt targets. The meeting of these targets will likely represent a significant burden on the Portuguese economy in an environment of slow economic activity and volatile bank and sovereign credit markets. Yields on Portuguese sovereign debt have been on a declining trend the last few months. The Company’s exposure to Portuguese credits includes infrastructure financings dependent on payments by sub-sovereigns and government agencies and financings dependent on lease payments by sub-sovereigns and government agencies. The Company rates four of these transactions ($121 million aggregate net par) below investment grade. The Company is closely monitoring developments with respect to the ability and willingness of these entities to meet their payment obligations.

The Republic of Ireland, currently rated “BBB+” and “Ba1” by S&P and Moody’s, respectively, has been adversely affected over the past few years by the weakening global economic environment and the need to provide wide-ranging support to its banking sector, which resulted in a rapid deterioration of the country’s public finances. In November 2010, the Republic of Ireland applied for and subsequently received a financial assistance package from the EU and the IMF. The package included an allocation to support the Irish banking system. Ireland’s fiscal consolidation plan is being implemented in the context of slow economic growth and restricted availability of credit. The Company’s exposure to Irish credits includes exposure in a pool of infrastructure financings dependent on payments by a sub-sovereign and mortgage reinsurance on a pool of Irish residential mortgages originated in 2004-2006 left from its legacy mortgage reinsurance business. Only $7 million of the Company’s exposure to Ireland is below investment grade, and it is indirect in non-sovereign pooled corporate transactions.

Identifying Exposure to Selected European Countries

When the Company directly insures an obligation, it assigns the obligation to a geographic location or locations based on its view of the geographic location of the risk. For most exposures this can be a relatively straight-forward determination as, for example, a debt issue supported by availability payments for a toll road in a particular country. The Company may also assign portions of a risk to more than one geographic location as it has, for example, in a residential mortgage backed security backed by residential mortgage loans in both Germany and Italy. The Company may also have exposures to the Selected European Countries in business assumed from other monoline insurance companies. See Note 14, Reinsurance and Other

Monoline Exposure, of the Financial Statements and Supplementary Data. In the case of assumed business, the Company depends upon geographic information provided by the primary insurer.

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

Financial Guaranty Portfolio by Issue Size

The Company seeks broad coverage of the market by insuring and reinsuring small and large issues alike. The following table sets forth the distribution of the Company's portfolio as of December 31, 2012 by original size of the Company's exposure:

Public Finance Portfolio by Issue Size
As of December 31, 2012

Original Par Amount Per Issue	Number of Issues	Net Par Outstanding	% of Public Finance Net Par Outstanding
	(dollars in millions)
Less than $10 million	18,789	$55,037	12.9%
$10 through $50 million	7,144	126,309	29.7%
$50 through $100 million	1,359	75,724	17.8%
$100 million to $200 million	603	68,380	16.1%
$200 million or greater	366	100,057	23.5%
Total	28,261	$425,507	100.0%

Structured Finance Portfolio by Issue Size
As of December 31, 2012

Original Par Amount Per Issue	Number of Issues	Net Par Outstanding	% of Structured Finance Net Par Outstanding
	(dollars in millions)
Less than $10 million	306	$156	0.2%
$10 through $50 million	538	7,697	8.2%
$50 through $100 million	208	8,588	9.1%
$100 million to $200 million	261	20,896	22.1%
$200 million or greater	255	57,049	60.4%
Total	1,568	$94,386	100.0%

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

In addition to assumed and ceded reinsurance arrangements, the Company may also have exposure to some financial guaranty reinsurers (i.e. monolines) in other areas. Second-to-pay insured par outstanding represents transactions the Company has insured that were previously insured by other monolines. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary insurer. See Note 14, Reinsurance and Other Monoline Exposures, of the Financial Statements and Supplementary Data.

Exposure by Reinsurer

	Ratings at		Par Outstanding
	February 26, 2013		As of December 31, 2012
Reinsurer	Moody’s Reinsurer Rating	S&P Reinsurer Rating	Ceded Par Outstanding(1)	Second-to- Pay Insured Par Outstanding	Assumed Par Outstanding
	(dollars in millions)
American Overseas Reinsurance Company Limited (f/k/a Ram Re)	WR(2)	WR	$9,808	$—	$24
Tokio	Aa3(3)	AA-(3)	8,369	—	937
Radian(4)	Ba1	B+	5,250	44	1,382
Syncora Guarantee Inc.	WR	WR	4,156	1,993	162
Mitsui Sumitomo Insurance Co. Ltd.	A1	A+(3)	2,232	—	—
ACA Financial Guaranty Corp.	NR	WR	819	6	1
Swiss Reinsurance Co.	A1	AA-	429	—	—
Ambac	WR	WR	85	7,122	20,579
CIFG	WR	WR	65	255	5,523
MBIA Inc.	(5)	(5)	—	10,814	8,143
Financial Guaranty Insurance Co.	WR	WR	—	3,227	1,961
Other	Various	Various	933	2,070	45
Total			$32,146	$25,531	$38,757
 ____________________

(1)	Includes $3,928 million in ceded par outstanding related to insured credit derivatives.

(2)	Represents “Withdrawn Rating.”

(3)	The Company has structural collateral agreements satisfying the triple-A credit requirement of S&P and/or Moody’s.

(4)	The Company entered into an agreement with Radian on January 24, 2012. See “—Key Business Strategies—New Business Development and Commutations.”

(5)	MBIA Inc. includes various subsidiaries which are rated B, BBB by S&P and Caa2, B3, Baa2, WR and NR by Moody’s.

In accordance with statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. All of the unauthorized reinsurers in the table above post collateral for the benefit of the Company in an amount at least equal to the sum of their ceded unearned premium reserve, loss reserves and contingency reserves all calculated on a statutory basis of accounting. CIFG and Radian are authorized reinsurers. Radian's collateral equals or exceeds its ceded statutory loss reserves and CIFG's collateral covers a substantial portion of its ceded statutory loss reserves. Collateral may be in the form of letters of credit or trust accounts. The total collateral posted by all non-affiliated reinsurers as of December 31, 2012 is approximately $999 million.

Exposure to Residential Mortgage-Backed Securities

The tables below provide information on the risk ratings and certain other risk characteristics of the Company’s financial guaranty insurance and credit derivative RMBS exposures as of December 31, 2012. U.S. RMBS exposures represent 3.4% of the total net par outstanding and BIG U.S. RMBS represent 45% of total BIG net par outstanding. The tables presented provide information with respect to the underlying performance indicators of this book of business. See Note 6, Expected Loss to be Paid, of the Financial Statements and Supplementary Data, for a discussion of expected losses to be paid on U.S. RMBS exposures.

Net par outstanding in the following tables are based on values as of December 31, 2012. All performance information such as pool factor, subordination, cumulative losses and delinquency is based on December 31, 2012 information obtained from third parties and/or provided by the trustee and may be subject to restatement or correction.

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

U.S. Prime First Lien in the tables below includes primarily prime first lien plus an insignificant amount of other miscellaneous RMBS transactions.

Distribution of U.S. RMBS by Internal Rating and Type of Exposure as of December 31, 2012

Ratings:	Prime First Lien	Closed End Second Lien	HELOC	Alt-A First Lien	Option ARM	Subprime First Lien		Total Net Par Outstanding
	(in millions)
AAA	$5	$0	$69	$256	$—	$2,359		$2,689
AA	116	116	144	469	323	1,316		2,483
A	2	0	246	9	99	833		1,190
BBB	45	—	20	280	31	485		861
BIG	474	404	2,718	3,575	1,096	2,337		10,605
Total exposures	$641	$521	$3,196	$4,589	$1,550	$7,330	17,827	$17,827

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of December 31, 2012

Year insured:	Prime First Lien	Closed End Second Lien	HELOC	Alt-A First Lien	Option ARM	Subprime First Lien	Total Net Par Outstanding
	(in millions)
2004 and prior	$33	$1	$239	$101	$36	$1,386	$1,796
2005	170	—	727	581	61	218	1,756
2006	106	195	936	381	239	2,992	4,848
2007	333	325	1,294	2,290	1,141	2,657	8,040
2008	—	—	—	1,236	73	78	1,387
Total exposures	$641	$521	$3,196	$4,589	$1,550	$7,330	$17,827

Distribution of U.S. RMBS by Internal Rating and Year Insured as of December 31, 2012

Year insured:	AAA Rated	AA Rated	A Rated	BBB Rated	BIG Rated	Total
	(dollars in millions)
2004 and prior	$1,167	$78	$53	$184	$313	$1,796
2005	145	201	—	42	1,368	1,756
2006	1,270	994	814	187	1,582	4,848
2007	6	1,209	249	448	6,127	8,040
2008	101	—	73	—	1,213	1,387
Total exposures	$2,689	$2,483	$1,190	$861	$10,605	$17,827
% of total	15.1%	13.9%	6.7%	4.8%	59.5%	100.0%

Distribution of Financial Guaranty Direct U.S. RMBS
Insured January 1, 2005 or Later by Exposure Type, Average Pool Factor, Subordination,
Cumulative Losses and 60+ Day Delinquencies as of December 31, 2012

U.S. Prime First Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$167	30.9%	4.3%	2.3%	11.6%	6
2006	106	51.8%	8.7%	0.4%	17.9%	1
2007	333	42.3%	5.2%	5.7%	18.7%	1
2008	—	—%	—%	—%	—%	—
	$605	40.8%	5.5%	3.8%	16.6%	8

U.S. Closed End Second Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$—	—%	—%	—%	—%	—
2006	186	12.7%	—%	59.7%	6.4%	1
2007	325	15.4%	—%	69.1%	7.9%	9
2008	—	—%	—%	—%	—%	—
	$510	14.4%	—%	65.7%	7.3%	10

U.S. HELOC

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$682	14.8%	3.0%	16.7%	11.2%	6
2006	918	23.2%	3.4%	36.3%	7.7%	7
2007	1,294	37.7%	2.8%	31.9%	5.8%	9
2008	—	—%	—%	—%	—%	—
	$2,893	27.7%	3.0%	29.7%	7.7%	22

U.S. Alt-A First Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$579	28.5%	8.4%	7.1%	19.5%	21
2006	381	34.5%	0.0%	20.0%	39.2%	7
2007	2,290	43.2%	1.6%	15.6%	31.3%	12
2008	1,236	40.8%	18.8%	15.2%	27.2%	5
	$4,486	39.9%	7.1%	14.8%	29.3%	45

U.S. Option ARMs

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$53	17.9%	9.6%	10.8%	21.2%	3
2006	233	38.2%	—%	19.9%	43.5%	5
2007	1,141	42.4%	1.3%	20.6%	36.6%	11
2008	73	44.6%	48.1%	15.5%	33.1%	1
	$1,501	41.0%	3.7%	19.9%	37.0%	20

U.S. Subprime First Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$208	36.7%	22.8%	7.6%	32.1%	4
2006	2,986	19.6%	52.1%	18.7%	35.3%	4
2007	2,657	45.1%	14.9%	24.1%	43.2%	13
2008	78	56.6%	19.4%	19.5%	33.3%	1
	$5,929	32.1%	33.9%	20.7%	38.7%	22

Liquidity and Capital Resources

Liquidity Requirements and Sources

AGL and its Holding Company Subsidiaries

The liquidity of AGL and its subsidiaries that are intermediate holding companies is largely dependent on dividends from it operating subsidiaries and their access to external financing. Liquidity requirements include the payment of operating expenses, interest on debt of AGUS and AGMH, and dividends on common shares. AGL and its holding company subsidiaries may also require liquidity to make periodic capital investments in their operating subsidiaries. In the ordinary course of business, the Company evaluates its liquidity needs and capital resources in light of holding company expenses and dividend policy, as well as rating agency considerations. The Company targets a balance of its most liquid assets including cash and short term securities, Treasuries, agency RMBS and pre-refunded municipal bonds equal to 1.5 times its projected operating company cash flow needs over the next four quarters. The Company also subjects its cash flow projections and its assets to a stress test, maintaining a liquid asset balance of one time its stressed operating company net cash flows. Management believes that AGL will have sufficient liquidity to satisfy its needs over the next twelve months, including the ability to pay dividends on AGL common shares. See “—Insurance Company Regulatory Restrictions” below for a discussion of the dividend restrictions of its insurance company subsidiaries.

The Company anticipates that for the next twelve months, amounts paid by AGL’s operating subsidiaries as dividends will be a major source of its liquidity. It is possible that in the future, AGL or its subsidiaries may need to seek additional external debt or equity financing in order to meet their obligations. External sources of financing may or may not be available to the Company, and if available, the cost of such financing may not be acceptable to the Company. As of December 31, 2012, AGL had $40 million in cash and short term investments and $205 million in fixed maturity securities with weighted average duration of 1.1 years. AGUS and AGMH had a total of $15 million in cash and short term investments and $31 million in fixed maturity securities with weighted average duration of 3.0 years. See also "—Insurance Company Regulatory Restrictions" below.

AGL and Holding Company Subsidiaries
Significant Cash Flow Items

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Dividends and return of capital from subsidiaries	$286	$166	$124
Proceeds from issuance of common shares	173	—	—
Dividends paid to AGL shareholders	(69)	(33)	(33)
Repurchases of common shares	(24)	(23)	(10)
Interest paid	(77)	(85)	(85)
Acquisition of MAC, net of cash acquired	(91)	—	—
Loans from subsidiaries	173	—	—
Payment of long-term debt	(173)	—	—

In connection with the acquisition of MAC, in May 2012 AGUS entered into a loan agreement with AGRO, a subsidiary of AG Re, to borrow $90 million in order to fund the purchase price. In addition, AGUS obtained the following funds from its subsidiaries to repurchase $173 million of 8.50% Senior Notes: (1) $83 million loaned from Assured Guaranty (Bermuda) Ltd., a subsidiary of AGM, (2) $50 million in dividends from AGMH, which obtained the cash after AGM repaid a portion of its surplus note to AGMH, and (3) $40 million in dividends from AGC.

Insurance Company Subsidiaries

Liquidity of the insurance company subsidiaries is primarily used to pay for:

•	operating expenses,

•	claims on the insured portfolio,

•	collateral postings in connection with credit derivatives and reinsurance transactions,

•	reinsurance premiums,

•	dividends to AGUS, AGMH and AGL, as applicable, for debt service and dividends,

•	principal paydown on surplus notes issued, and

•	capital investments in their own subsidiaries, where appropriate.

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

Claims Paid

	Year Ended December 31,
	2012	2011	2010

Claims paid before R&W recoveries, net of reinsurance	$1,326	$1,142	$1,121
R&W recoveries	(459)	(1,059)	(189)
Claims paid, net of reinsurance(1)	$867	$83	$932
____________________

(1)	Includes $38 million recovered and $200 million and $143 million paid for consolidated FG VIEs for the years ended December 31, 2012, 2011 and 2010, respectively.

The terms of the Company’s CDS contracts generally are modified from standard CDS contract forms approved by ISDA in order to provide for payments on a scheduled basis and to replicate the terms of a traditional financial guaranty insurance policy. Some contracts the Company entered into as the credit protection seller, however, utilize standard ISDA settlement mechanics of cash settlement (i.e., a process to value the loss of market value of a reference obligation) or physical settlement (i.e., delivery of the reference obligation against payment of principal by the protection seller) in the event of a “credit event,” as defined in the relevant contract. Cash settlement or physical settlement generally requires the payment of a larger amount, prior to the maturity of the reference obligation, than would settlement on a “pay-as-you-go” basis, under which the Company would be required to pay scheduled interest shortfalls during the term of the reference obligation and scheduled principal shortfall only at the final maturity of the reference obligation. The Company’s CDS contracts also generally provide that if events of default or termination events specified in the CDS documentation were to occur, the non-defaulting or the non-affected party, which may be either the Company or the counterparty, depending upon the circumstances, may decide to terminate the CDS contract prior to maturity. The Company may be required to make a termination payment to its swap counterparty upon such termination. In addition, under certain of the Company's CDS, the Company may be obligated to collateralize its obligations under the CDS if it does not maintain financial strength ratings above the negotiated rating level specified in the CDS documentation.

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

Under Maryland’s insurance law, AGC may pay dividends in any twelve-month period in an aggregate amount not exceeding the lesser of (a) 10% of policyholders’ surplus or (b) net investment income at the preceding December 31 (including net investment income that has not already been paid out as dividends for the three calendar years prior to the preceding calendar year) with notice to, but without prior approval of, the Maryland Commissioner of Insurance. As of December 31, 2012, the amount available for distribution from AGC during 2012 with notice to, but without prior approval of, the Maryland Commissioner of Insurance is approximately $91 million.

Under the New York Insurance Law, AGM may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by AGM during the preceding 12 months, the dividends do not exceed the lesser of (a) 10% of policyholders’ surplus as of its last statement filed with the Superintendent of Insurance of the State of New York (the “New York Superintendent”) or (b) adjusted net investment income (net investment income at the preceding December 31 plus net investment income that has not already been paid out as dividends for the three calendar years prior to the preceding calendar year) during this period. Based on AGM’s statutory statements to be filed for the year ended December 31, 2012, the maximum amount available for payment of dividends by AGM without regulatory approval over the 12 months following December 31, 2012, is approximately $178 million. In connection with Assured Guaranty’s acquisition of AGMH, Assured Guaranty agreed with Dexia that, until July 1, 2012, AGM would not pay dividends in excess of 125% of AGMH’s annual debt service and unless it was rated at least AA- by S&P and Aa3 by Moody's. While this covenant was in effect, it constituted a limitation on AGM’s ability to pay dividends that was more restrictive than the statutory limitation.

As of December 31, 2012, AG Re had unencumbered assets of $261 million, representing assets not held in trust for the benefit of cedants and therefore available for other uses. Based on regulatory dividend limitations, the maximum amount available at AG Re to pay dividends or make a distribution of contributed surplus in 2013 in compliance with Bermuda law is approximately $634 million. However, any distribution that results in a reduction of 15% (approximately $195 million as of December 31, 2012) or more of AG Re’s total statutory capital, as set out in its previous years’ financial statements, would require the prior approval of the Bermuda Monetary Authority. Dividends are limited by requirements that the subject company must at all times (i) maintain the minimum solvency margin and the Company’s applicable enhanced capital requirements required under the Insurance Act of 1978 and (ii) have relevant assets in an amount at least equal to 75% of relevant liabilities, both as defined under the Insurance Act of 1978. AG Re, as a Class 3B insurer, is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the Authority an affidavit stating that it will continue to meet the required margins.

Dividends Paid
By Insurance Company Subsidiaries

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Dividends paid by AGC to AGUS	$55	$30	$50
Dividends paid by AGM to AGMH	30	—	—
Dividends paid by AG Re to AGL	151	86	24

Consolidated Cash Flows

Consolidated Cash Flow Summary

	Year Ended December 31,
	2012	2011	2010

Net cash flows provided by (used in) operating activities	$(165)	$676	$129
Net cash flows provided by (used in) investing activities	943	561	653
Net cash flows provided by (used in) financing activities	(856)	(1,132)	(717)
Effect of exchange rate changes	1	2	(1)
Cash at beginning of period	215	108	44
Total cash at the end of the period	$138	$215	$108

Operating cash flows include cash flows from FG VIEs. Claims paid on consolidated FG VIEs are presented in the consolidated cash flow statements as a component of paydowns on FG VIE liabilities in financing activities as opposed to operating activities. Excluding consolidated FG VIEs, cash outflows from operating activities for 2012 were mainly due to claim payments net of R&W recoveries from settlement agreements, offset in part by cash received on two commutations of $190 million. Losses paid in 2012 include claims related to Greek sovereign exposures. Cash inflows from operating activities in 2011 were due mainly to cash proceeds received from the Bank of America Agreement. Operating cash inflows in 2010 was due primarily to premium on financial guaranty and credit derivatives, offset in part by outflows for net paid losses, interest, other expenses and taxes.

Investing activities were primarily net sales (purchases) of fixed maturity and short-term investment securities. Investing cash flows in 2012, 2011 and 2010 include inflows of $545 million, $760 million and $424 million for FG VIEs, respectively. In addition, in 2012, the Company paid $91 million to acquire MAC and received $56 million from a payment of a note receivable.

Financing activities consisted primarily of paydowns of FG VIE liabilities. Financing cash flows in 2012, 2011 and 2010 include outflows of $724 million, $1,053 million and $651 million for FG VIEs, respectively.

On January 18, 2013, the Company's Board of Directors authorized a $200 million share repurchase program. This latest repurchase program replaces the November 14, 2011 authorization to repurchase up to 5.0 million common shares. In 2012, the Company paid $24 million to repurchase 2.1 million common shares. In 2011, the Company paid $23 million to repurchase 2 million common shares, and in 2010, the Company paid $10 million to repurchase 0.7 million common shares.

Commitments and Contingencies

Leases

AGL and its subsidiaries are party to various lease agreements. The principal executive offices of AGL and AG Re consist of approximately 8,250 square feet of office space located in Hamilton, Bermuda. The lease for this space expires in April 2015.

The Company's primary lease for the principal place of business of AGM, AGC and its other U.S. based subsidiaries in New York City expires in April 2026. In addition, the Company and its subsidiaries lease additional office space under non-cancelable operating leases, which expire at various dates through 2016. Prior to the AGMH Acquisition, the Company had entered into a five year lease agreement in New York City, however, as a result of the AGMH Acquisition, the Company decided not to occupy this office space and subleased it to two tenants for total minimum annual payments of approximately $4 million until October 2013. See “–Contractual Obligations” for lease payments due by period. Rent expense was $10.0 million in 2012, $10.7 million in 2011 and $11.4 million in 2010.

Long-Term Debt Obligations

The principal of and interest paid on long-term debt issued by AGUS and AGMH were as follows:

Principal Outstanding
and Interest Paid on Long-Term Debt

	Principal Amount		Interest Paid
	As of December 31,		Year Ended December 31,
	2012	2011	2012	2011	2010
	(in millions)
AGUS:
7.0% Senior Notes	$200	$200	$14	$14	$14
8.50% Senior Notes(1)	—	173	7	15	15
Series A Enhanced Junior Subordinated Debentures	150	150	10	10	10
Total AGUS	350	523	31	39	39
AGMH(1):
67/8% QUIBS	100	100	7	7	7
6.25% Notes	230	230	14	14	14
5.60% Notes	100	100	6	6	6
Junior Subordinated Debentures	300	300	19	19	19
Total AGMH	730	730	46	46	46
AGM(2):
Notes Payable	61	97	8	7	7
Total AGM	61	97	8	7	7
Total	$1,141	$1,350	$85	$92	$92
 ____________________
(1)                                 On June 1, 2012, AGUS retired all of the 8.5% Senior Notes. See Note 2, Business Changes, Risks, Uncertainties and Accounting Developments, of the Financial Statements and Supplementary Data.

(2)
Principal amounts vary from carrying amounts due primarily to acquisition method fair value adjustments at the Acquisition Date, which are accreted or amortized into interest expense over the remaining terms of these obligations.

AGL fully and unconditionally guarantees the following obligations:

•	7.0% Senior Notes issued by AGUS

•	6 7/8% Quarterly Income Bonds Securities (“QUIBS”) issued by AGMH

•	6.25% Notes issued by AGMH

•	5.60% Notes issued by AGMH

In addition, AGL guarantees, on a junior subordinated basis, AGUS’s Series A, Enhanced Junior Subordinated Debentures and the $300 million of AGMH’s outstanding Junior Subordinated Debentures.

Debt Issued by AGUS

7.0% Senior Notes.  On May 18, 2004, AGUS issued $200 million of 7.0% senior notes due 2034 (“7.0% Senior Notes”) for net proceeds of $197 million. Although the coupon on the Senior Notes is 7.0%, the effective rate is approximately 6.4%, taking into account the effect of a cash flow hedge.

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

Series A Enhanced Junior Subordinated Debentures.  On December 20, 2006, AGUS issued $150 million of the Debentures due 2066. The Debentures pay a fixed 6.40% rate of interest until December 15, 2016, and thereafter pay a floating rate of interest, reset quarterly, at a rate equal to three month LIBOR plus a margin equal to 2.38%. AGUS may select at 1.0 or more times to defer payment of interest for 1.0 or more consecutive periods for up to ten years. Any unpaid interest bears interest at the then applicable rate. AGUS may not defer interest past the maturity date.

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

Junior Subordinated Debentures.  On November 22, 2006, AGMH issued $300 million face amount of Junior Subordinated Debentures with a scheduled maturity date of December 15, 2036 and a final repayment date of December 15, 2066. The final repayment date of December 15, 2066 may be automatically extended up to four times in five-year increments provided certain conditions are met. The debentures are redeemable, in whole or in part, at any time prior to December 15, 2036 at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, the make-whole redemption price. Interest on the debentures will accrue from November 22, 2006 to December 15, 2036 at the annual rate of 6.40%. If any amount of the debentures remains outstanding after December 15, 2036, then the principal amount of the outstanding debentures will bear interest at a floating interest rate equal to one-month London Interbank Offered Rate ("LIBOR") plus 2.215% until repaid. AGMH may elect at one or more times to defer payment of interest on the debentures for one or more consecutive interest periods that do not exceed ten years. In connection with the completion of this offering, AGMH entered into a replacement capital covenant for the benefit of persons that buy, hold or sell a specified series of AGMH long-term indebtedness ranking senior to the debentures. Under the covenant, the debentures will not be repaid, redeemed, repurchased or defeased by AGMH or any of its subsidiaries on or before the date that is twenty years prior to the final repayment date, except to the extent that AGMH has received proceeds from the sale of replacement capital securities. The proceeds from this offering were used to pay a dividend to the shareholders of AGMH.

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

As a result of the January 2013 Moody's downgrade of AGM, all the leveraged lease transactions in which AGM acts as strip coverage provider are currently breaching a ratings trigger related to AGM. If early termination of the leases were to occur and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $1.7 billion as of December 31, 2012. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM guaranty. It is difficult to determine the probability that the Company will have to pay strip provider claims or the likely aggregate amount of such claims. At December 31, 2012, approximately $947 million of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

On July 1, 2009, AGM and Dexia Crédit Local S.A. (“DCL”), acting through its New York Branch (“Dexia Crédit Local (NY)”), entered into a credit facility (the “Strip Coverage Facility”). Under the Strip Coverage Facility, Dexia Crédit Local (NY) agreed to make loans to AGM to finance all draws made by lessors on AGM strip policies that were outstanding as of November 13, 2008, up to the commitment amount. The commitment amount of the Strip Coverage Facility was $1 billion at closing of the AGMH Acquisition but is scheduled to amortize over time. As of December 31, 2012, the maximum commitment amount of the Strip Coverage Facility has amortized to $960 million. It may also be reduced in 2014 to $750 million, if AGM does not have a specified consolidated net worth at that time.

Fundings under this facility are subject to certain conditions precedent, and their repayment is collateralized by a security interest that AGM granted to Dexia Crédit Local (NY) in amounts that AGM recovers – from the tax-
exempt entity, or from asset sale proceeds – following its payment of strip policy claims. The Strip Coverage Facility will terminate upon the earliest to occur of an AGM change of control, the reduction of the commitment amount to $0, and January 31, 2042.

The Strip Coverage Facility’s financial covenants require that AGM and its subsidiaries maintain a maximum debt-to-capital ratio of 30% and maintain a minimum net worth of 75% of consolidated net worth as of July 1, 2009, plus, starting July 1, 2014, (i) 25% of the aggregate consolidated net income (or loss) for the period beginning July 1, 2009 and ending on June 30, 2014 or, (2) zero, if the commitment amount has been reduced to $750 million as described above. The Company is in compliance with all financial covenants as of December 31, 2012.

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

As of December 31, 2012, no amounts were outstanding under this facility, nor have there been any borrowings during the life of this facility.

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

As of December 31, 2012, no amounts were outstanding under this facility nor have there been any borrowings during the life of this facility.

Letters of Credit

AGC entered into a letter of credit agreement in December 2011 with Bank of New York Mellon totaling approximately $2.9 million in connection with a 2008 lease for office space, which space was subsequently sublet. As of December 31, 2012, $2.9 million was outstanding under this letter of credit.

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

The Put Agreements have no scheduled termination date or maturity. However, each Put Agreement will terminate if (subject to certain grace periods) (1) AGC fails to pay the put premium as required, (2) AGC elects to have the AGC Preferred Stock bear a fixed rate dividend (a “Fixed Rate Distribution Event”), (3) AGC fails to pay dividends on the AGC Preferred Stock, or the Custodial Trust’s fees and expenses for the related period, (4) AGC fails to pay the redemption price of the AGC Preferred Stock, (5) the face amount of a Custodial Trust’s CCS Securities is less than $20 million, (6) AGC terminates the Put Agreement, or (7) a decree of judicial dissolution of the Custodial Trust is entered. If, as a result of AGC’s failure to pay the put premium, the Custodial Trust is liquidated, AGC will be required to pay a termination payment, which will in turn be distributed to the holders of the AGC CCS Securities. The termination payment will be at a rate equal to 1.10% per annum of the amount invested in Eligible Assets calculated from the date of the failure to pay the put premium through the end of the applicable period. As of December 31, 2012 the put option had not been exercised.

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

The AGM CPS Securities

In June 2003, $200 million of AGM CPS Securities, money market preferred trust securities, were issued by trusts created for the primary purpose of issuing the AGM CPS Securities, investing the proceeds in high-quality commercial paper and selling put options to AGM, allowing AGM to issue the trusts non-cumulative redeemable perpetual preferred stock (the “AGM Preferred Stock”) of AGM in exchange for cash. There are four trusts, each with an initial aggregate face amount of $50 million. These trusts hold auctions every 28 days, at which time investors submit bid orders to purchase AGM CPS Securities. If AGM were to exercise a put option, the applicable trust would transfer the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, to AGM in exchange for AGM Preferred Stock. AGM pays a floating put premium to the trusts, which represents the difference between the commercial paper yield and the winning auction rate (plus all fees and expenses of the trust). If an auction does not attract sufficient clearing bids, however, the auction rate is subject to a maximum rate of one-month LIBOR plus 200 basis points for the next succeeding distribution period. Beginning in August 2007, the AGM CPS Securities required the maximum rate for each of the relevant trusts. AGM continues to have the ability to exercise its put option and cause the related trusts to purchase AGM Preferred Stock. The trusts provide AGM access to new capital at its sole discretion through the exercise of the put options. As of December 31, 2012 the put option had not been exercised. The Company does not consider itself to be the primary beneficiary of the trusts.

Contractual Obligations

The following table summarizes the Company's contractual obligations.

	As of December 31, 2012
	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
	(in millions)
Long-term debt:
7.0% Senior Notes	$14	$28	$28	$429	$499
Series A Enhanced Junior Subordinated Debentures	10	19	19	620	668
6 7/8% QUIBS	7	14	14	677	712
6.25% Notes	14	29	29	1,450	1,522
5.60% Notes	6	11	11	579	607
Junior Subordinated Debentures	19	38	38	1,242	1,337
Notes Payable	29	26	23	4	82
Operating lease obligations(1)	14	16	16	66	112
Financial guaranty claim payments(2)	699	644	275	1,772	3,390
Other compensation plans(3)	16	1	1	—	18
Total	$828	$826	$454	$6,839	$8,947
 ____________________

(1)	Operating lease obligations exclude escalations in building operating costs and real estate taxes.

(2)
Financial guaranty claim payments represent estimated undiscounted expected cash outflows under direct and assumed financial guaranty contracts, whether accounted for as insurance or credit derivatives, including claim payments under contracts in consolidated FG VIEs. The amounts presented are not reduced for cessions under reinsurance contracts. Amounts include any benefit anticipated from excess spreads within the contracts but do not reflect any benefit for recoveries under breaches of R&W.

(3)
Amount excludes approximately $36 million of liabilities under various supplemental retirement plans, which are fair valued and payable at the time of termination of employment by either employer or employee. Amount also excludes approximately $21 million of liabilities under AGL 2004 long term incentive plan, which are fair valued and payable at the time of termination of employment by either employer or employee with change of control. Given the nature of these awards, we are unable to determine the year in which they will be paid.

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

Fixed Maturity Securities and Short-Term Investments

The Company’s fixed maturity securities and short-term investments had a duration of 4.3 years as of December 31, 2012 and 4.7 years as of December 31, 2011. Generally, the Company’s fixed maturity securities are designated as available-for-sale. Fixed maturity securities designated as available for sale are reported at their fair value, and the change in fair value is reported as part of AOCI except for the credit component of the unrealized loss for securities deemed to be OTTI. If management believes the decline in fair value is “other-than-temporary,” the Company writes down the carrying value of the investment and records a realized loss in the consolidated statements of operations for an amount equal to the credit component of the unrealized loss.

Fair value of fixed maturity securities is based upon market prices provided by either independent pricing services or, when such prices are not available, by reference to broker or underwriter bid indications. The Company’s fixed maturity and short term portfolio is primarily invested in publicly traded securities. For more information about the Investment Portfolio and a detailed description of the Company’s valuation of investments see Note 11, Investments and Cash, of the Financial Statements and Supplementary Data.

Fixed Maturity Securities and Short Term Investments
by Security Type

	As of December 31, 2012		As of December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Fixed maturity securities:
U.S. government and agencies	$732	$794	$850	$922
Obligations of state and political subdivisions	5,153	5,631	5,097	5,455
Corporate securities	930	1,010	989	1,039
Mortgage-backed securities(1):
RMBS	1,281	1,266	1,454	1,428
CMBS	482	520	476	500
Asset-backed securities	482	531	439	458
Foreign government securities	286	304	333	340
Total fixed maturity securities	9,346	10,056	9,638	10,142
Short-term investments	817	817	734	734
Total fixed maturity and short-term investments	$10,163	$10,873	$10,372	$10,876
 ____________________

(1)	Government-agency obligations were approximately 61% of mortgage backed securities as of December 31, 2012 and 66% as of December 31, 2011, based on fair value.

The following tables summarize, for all fixed maturity securities in an unrealized loss position as of December 31, 2012 and December 31, 2011, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2012

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
U.S. government and agencies	$62	$0	$—	$—	$62	$0
Obligations of state and political subdivisions	79	(11)	—	—	79	(11)
Corporate securities	25	0	—	—	25	0
Mortgage-backed securities:
RMBS	108	(19)	121	(58)	229	(77)
CMBS	5	0	—	—	5	0
Asset-backed securities	16	0	35	(10)	51	(10)
Foreign government securities	8	0	—	—	8	0
Total	$303	$(30)	$156	$(68)	$459	$(98)
Number of securities		58		16		74
Number of securities with OTTI		5		6		11

Fixed Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2011

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
U.S. government and agencies	$4	$0	$—	$—	$4	$0
Obligations of state and political subdivisions	17	0	21	(1)	38	(1)
Corporate securities	80	(2)	3	—	83	(2)
Mortgage-backed securities:					—	—
RMBS	187	(68)	36	(22)	223	(90)
CMBS	3	0	—	—	3	0
Asset-backed securities	—	—	26	(19)	26	(19)
Foreign government securities	141	(6)	—	—	141	(6)
Total	$432	$(76)	$86	$(42)	$518	$(118)
Number of securities		56		20		76
Number of securities with OTTI		6		4		10

Of the securities in an unrealized loss position for 12 months or more as of December 31, 2012, nine securities had an unrealized loss greater than 10% of book value. The total unrealized loss for these securities as of December 31, 2012 was $67 million. The Company has determined that the unrealized losses recorded as of December 31, 2012 are yield related and not the result of other-than-temporary impairments.

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

Distribution of Fixed Maturity Securities by Contractual Maturity
As of December 31, 2012

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$315	$318
Due after one year through five years	1,392	1,472
Due after five years through 10 years	2,284	2,525
Due after 10 years	3,592	3,955
Mortgage-backed securities:
RMBS	1,281	1,266
CMBS	482	520
Total	$9,346	$10,056

The following table summarizes the ratings distributions of the Company’s investment portfolio as of December 31, 2012 and December 31, 2011. Ratings reflect the lower of the Moody’s and S&P classifications, except for bonds purchased for loss mitigation or risk management strategies, which use Assured Guaranty’s internal ratings classifications.

Distribution of Fixed Maturity Securities by Rating

Rating	As of December 31, 2012	As of December 31, 2011
AAA	18.5%	19.0%
AA	61.3	62.6
A	14.3	14.5
BBB	0.4	—
BIG(1)	5.5	1.6
Not rated(1)	0.0	2.3
Total	100.0%	100.0%
____________________

(1)
Includes securities purchased or obtained as part of loss mitigation or other risk management strategies of $1,160 million in par with carrying value of $556 million or 5.5% of fixed maturity securities as of December 31, 2012 and of $924 million in par with carrying value of $378 million or 3.7% of fixed maturity securities as of December 31, 2011.

Under the terms of certain credit derivative contracts, the Company has obtained the obligations referenced in the transactions and recorded such assets in fixed maturity securities in the consolidated balance sheets. Such amounts totaled $200 million, representing $265 million in par.

The following table presents the fair value of securities with third-party guaranties.

Summary of Investments with Third-Party Guarantors (1)
at Fair Value

Guarantor	As of December 31, 2012
(in millions)
National Public Finance Guarantee Corporation	$667
Ambac (general account)	517
CIFG	22
Berkshire Hathaway Assurance Corporation	6
Syncora Guarantee Inc.	3
Total	$1,215
___________________

(1)	99% of these securities had investment grade ratings based on the lower of Moody’s and S&P.

Short-term investments include securities with maturity dates equal to or less than one year at the time of purchase. The Company’s short-term investments consist of money market funds, discount notes and certain time deposits for foreign cash portfolios. Short-term investments are reported at fair value.

In connection with its Assumed Business, under agreements with its ceding companies and in accordance with statutory requirements, the Company maintains fixed maturity securities in trust accounts for the benefit of the ceding companies, which amounted to $368 million and $380 million as of December 31, 2012 and December 31, 2011, respectively. In addition, to fulfill state licensing requirements the Company has placed on deposit eligible securities of $27 million and $24 million as of December 31, 2012 and December 31, 2011, respectively, for the protection of the policyholders. To provide collateral for a letter of credit, the Company holds a fixed maturity investment in a segregated account equal to 120% of the letter of credit, which amounted to $3.5 million as of December 31, 2012 and December 31, 2011, respectively. In connection with an excess of loss reinsurance facility, $22 million in premiums were released from the trust to the reinsurers in the first quarter of 2013. See Note 14, Reinsurance and Other Monoline Exposures, of the Financial Statements and Supplementary Data.

Under certain derivative contracts, the Company is required to post eligible securities as collateral. The need to post collateral under these transactions is generally based on mark-to-market valuations in excess of contractual thresholds. The fair market value of the Company’s pledged securities totaled $660 million and $780 million as of December 31, 2012 and December 31, 2011, respectively. See Note 9, Financial Guaranty Contracts Accounted for as Credit Derivative, of the Financial Statements and Supplementary Data, for the effect of the downgrade on collateral posted.

Other Invested Assets

Assets Acquired in Refinancing Transactions

The Company has rights under certain of its financial guaranty insurance policies and indentures that allow it to accelerate the insured notes and pay claims under its insurance policies upon the occurrence of predefined events of default. To mitigate financial guaranty insurance losses, the Company elected to purchase certain outstanding insured obligation or its underlying collateral, primarily franchise loans. Generally, refinancing vehicles reimburse AGM in whole for its claims payments in exchange for assignments of certain of AGM’s rights against the trusts. The refinancing vehicles obtained their funds from the proceeds of AGM-insured GICs, issued in the ordinary course of business by the Financial Products Companies (See “—Liquidity Arrangements with respect to AGMH’s former Financial Products Business—The GIC Business” below). The refinancing vehicles are consolidated with the Company.

Investment in Portfolio Funding Company LLC I

In the third quarter of 2010, as part of loss mitigation efforts under a CDS contract insured by the Company, the Company acquired a 50% interest in Portfolio Funding Company LLC I (“PFC”). PFC owns the distribution rights of a motion picture film library. The Company accounts for its interest in PFC as an equity investment. The Company’s equity earnings in PFC are included in net change in fair value of credit derivatives, as any proceeds from the investment are used to offset the Company’s payments under its CDS contract. During the year ended December 31, 2012, the Company received $56 million from payments of notes receivable from PFC.

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

The proceeds of GICs issued by the GIC Issuers were loaned to AGMH’s former subsidiary FSA Asset Management LLC ("FSAM") pursuant to certain intercompany financing agreements between the GIC Issuers and FSAM (the “Intercompany Financings”). FSAM in turn invested these funds in fixed-income obligations (primarily residential mortgage-backed securities, but also short-term investments, securities issued or guaranteed by U.S. government sponsored agencies, taxable municipal bonds, securities issued by utilities, infrastructure-related securities, collateralized debt obligations, other asset-backed securities and foreign currency denominated securities) (the “FSAM assets”). The terms governing FSAM’s repayment of GIC proceeds to the GIC Issuers under the Intercompany Financings were intended to match the payment terms under the related GIC. FSAM historically depended in large part on operating cash flow from interest and principal payments on the FSAM assets to provide sufficient liquidity to pay the GICs on a timely basis. FSAM also sought to manage the financial products business liquidity risk through the maintenance of liquid collateral and liquidity agreements. During the course of 2008, AGMH’s former financial products business developed significant liquidity shortfalls as a result of a number of factors, including (i) greater-than-anticipated GIC withdrawals and terminations due, for the most part, to redemptions caused by events of default under collateralized debt obligations backed by asset-backed securities and under-collateralized loan obligations; (ii) slower-than-anticipated amortization of residential mortgage-backed securities, which comprised most of the portfolio of FSAM assets; (iii) redemption/collateralization requirements triggered by the downgrade of AGM’s financial strength ratings; and (iv) a significant decline in market value of certain of the FSAM assets due to a general market dislocation, leading to many of the FSAM assets becoming illiquid.

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

In May 2011, Dexia announced the acceleration of its asset divestment program as part of the financial restructuring of its group. Since such announcement, Dexia has exercised its par call option under the Guaranteed Put Contract, over time, with respect to all of the FSAM assets covered thereby and transferred to FSAM an amount of cash equal to the par value of such assets. As a result, the credit, interest rate and liquidity protection provided by the Guaranteed Put Contract effectively terminated when the last FSAM asset covered thereby was sold.

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

As of December 31, 2012, the aggregate accreted GIC balance was approximately $3.6 billion. As of the same date, with respect to the FSAM assets covered by the Non-Guaranteed Put Contract, the aggregate accreted principal balance was approximately $5.4 billion, the aggregate market value was approximately $5.3 billion and the aggregate market value after agreed reductions was approximately $4.1 billion. Cash and net derivative value constituted another $0.2 billion of assets. Accordingly, as of December 31, 2012, the aggregate fair value (after agreed reductions) of the assets supporting the GIC business exceeded the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business. Therefore, no posting of collateral was required under the credit support annex applicable to the Non-Guaranteed Put Contract. Under the terms of that credit support annex, the collateral posting is recalculated on a weekly basis according to the formula set forth in the credit support annex, and a collateral posting is required whenever the collateralization levels tested by the formula are not satisfied, subject to a threshold of $5 million.

To provide additional support to the GIC Issuers’ ability to pay their GIC obligations when due, Dexia affiliates have agreed to assume the risk of loss and support the payment obligations of the GIC Subsidiaries in respect of the GICs and the GIC business by providing liquidity commitments to lend against the FSAM assets. The term of the commitments will generally extend until the GICs have been paid in full. The liquidity commitments comprise:

•
an amended and restated revolving credit agreement (the “Liquidity Facility”) pursuant to which DCL and Belfius (formerly Dexia Bank Belgium SA prior to its sale by Dexia to the Belgian state in October 2011) commit to provide funds to FSAM in an amount up to $8.0 billion, which was further amended on June 15, 2012 reducing the aggregate facility size down from $8.0 billion to $4.7 billion and further reduced to $4.4 billion as of December 31, 2012 as a result of GIC amortization (approximately $1.6 billion of which was outstanding as of December 31, 2012), and

•
a master repurchase agreement (the “Repurchase Facility Agreement” and, together with the Liquidity Facility, the “Guaranteed Liquidity Facilities”) pursuant to which DCL will provide up to $3.5 billion of funds in exchange for the transfer by FSAM to DCL of FSAM securities that are not eligible to satisfy collateralization obligations of the GIC Issuers under the GICs. As of December 31, 2012, no amounts were outstanding under the Repurchase Facility Agreement.

The failure of the Dexia affiliates to perform on the Guaranteed Liquidity Facilities will trigger Dexia SA’s and DCL’s obligations to purchase FSAM assets under the Non-Guaranteed Put Contract, as described above.

Despite the execution of the Non-Guaranteed Put Contract and the Guaranteed Liquidity Facilities, and the significant portion of FSAM assets comprised of highly liquid securities backed by the full faith and credit of the United States (as of December 31, 2012, approximately 34.2% of the FSAM Assets (measured by aggregate principal balance) was in cash or were obligations backed by the full faith and credit of the United States), AGM remains subject to the risk that Dexia may not make payments or securities available (i) on a timely basis, which is referred to as “liquidity risk,” or (ii) at all, which is referred to as “credit risk,” because of the risk of default. Even if Dexia has sufficient assets to pay all amounts when due, concerns regarding Dexia’s financial condition or willingness to comply with their obligations could cause one or more rating agencies to view negatively the ability or willingness of Dexia and its affiliates to perform under their various agreements and could negatively affect AGM’s ratings.

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

One situation in which AGM may be required to pay claims in respect of AGMH's former financial products business if Dexia SA and its affiliates do not comply with their obligations is following a downgrade of the financial strength rating of AGM. Most of the GICs insured by AGM allow for the withdrawal of GIC funds in the event of a downgrade of AGM, unless the relevant GIC issuer posts collateral or otherwise enhances its credit. Most GICs insured by AGM allow for the termination of the GIC contract and a withdrawal of GIC funds at the option of the GIC holder in the event of a downgrade of AGM below a specified threshold, generally below A- by S&P or A3 by Moody's, with no right of the GIC issuer to avoid such withdrawal by posting collateral or otherwise enhancing its credit. Each GIC contract stipulates the thresholds below which the GIC issuer must post eligible collateral, along with the types of securities eligible for posting and the collateralization percentage applicable to each security type. These collateralization percentages range from 100% of the GIC balance for cash posted as collateral to, typically, 108% for asset-backed securities. The January 2013 Moody's downgrade of AGM could result in withdrawal of $226.5 million of GIC funds and the need to post collateral on GICs with a balance of $1.9 billion. A further downgrade of AGM to below AA- by S&P could result in an incremental withdrawal or require collateral posting on GICs with a balance of $882.7 million. In the event of such a downgrade, assuming collateral posting on all transactions potentially impacted as a result of any additional rating action, with an average margin of 105%, the market value as of December 31, 2012 that the GIC issuers would be required to post in order to avoid withdrawal of any GIC funds would be $2.9 billion. There are sufficient eligible and liquid assets within the GIC business to satisfy the withdrawal and collateral posting obligations that arose as a result of the January 2013 AGM downgrade and would be expected to arise as a result of potential future rating action.

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

As of December 31, 2012, the maximum commitment amount of the Strip Coverage Facility has amortized to $960 million. As of December 31, 2012, no advances were outstanding under the Strip Coverage Facility.

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

•	The Investment Portfolio's fair value is primarily driven by changes in interest rates and also affected by changes in credit spreads.

•	The Investment Portfolio also contains foreign denominated securities whose value fluctuates based on changes in foreign exchange rates.

•	Premiums receivable include foreign denominated receivables whose carrying value fluctuates based on changes in foreign exchange rates.

•	The fair value of the assets and liabilities of consolidated FG VIE's may fluctuate based on changes in prepayment spreads, default rates, interest rates, and house price depreciation/appreciation.

Sensitivity of Credit Derivatives to Credit Risk

Unrealized gains and losses on credit derivatives are a function of changes in the estimated fair value of the Company's credit derivative contracts. If credit spreads of the underlying obligations change, the fair value of the related credit derivative changes. Market liquidity could also impact valuations of the underlying obligations. As such, Assured Guaranty experiences mark-to-market gains or losses. The Company considers the impact of its own credit risk, together with credit spreads on the risk that it assumes through CDS contracts, in determining their fair value. The Company determines its own credit risk based on quoted CDS prices traded on the Company at each balance sheet date. The quoted price of CDS contracts traded on AGC at December 31, 2012 and December 31, 2011 was 678 bps and 1,140 bps, respectively. The quoted price of CDS contracts traded on AGM at December 31, 2012 and December 31, 2011 was 536 bps and 778 bps, respectively. Historically, the price of CDS traded on AGC and AGM moves directionally the same as general market spreads, although this may not always be the case. An overall narrowing of spreads generally results in an unrealized gain on credit derivatives for the Company, and an overall widening of spreads generally results in an unrealized loss for the Company. In certain circumstances, due to the fact that spread movements are not perfectly correlated, the narrowing or widening of the price of CDS traded on AGC and AGM can have a more significant financial statement impact than the changes in underlying collateral prices.

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

The following table summarizes the estimated change in fair values on the net balance of the Company's CDS positions assuming immediate parallel shifts in credit spreads on AGC and AGM and on the risks that they both assume:

	As of December 31, 2012
Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss)(Pre-Tax)
	(in millions)
100% widening in spreads	$(3,765)	$(1,972)
50% widening in spreads	(2,777)	(984)
25% widening in spreads	(2,283)	(490)
10% widening in spreads	(1,987)	(194)
Base Scenario	(1,793)	—
10% narrowing in spreads	(1,634)	159
25% narrowing in spreads	(1,402)	391
50% narrowing in spreads	(1,028)	765

	As of December 31, 2011
Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss)(Pre-Tax)
	(in millions)
100% widening in spreads	$(2,740)	$(1,436)
50% widening in spreads	(2,024)	(720)
25% widening in spreads	(1,666)	(362)
10% widening in spreads	(1,451)	(147)
Base Scenario	(1,304)	—
10% narrowing in spreads	(1,189)	115
25% narrowing in spreads	(1,018)	286
50% narrowing in spreads	(741)	563
____________________

(1)	Includes the effects of spreads on both the underlying asset classes and the Company's own credit spread.

Sensitivity of Investment Portfolio to Interest Rate Risk

Interest rate risk is the risk that financial instruments' values will change due to changes in the absolute level of interest rates, in the spread between two rates, in the shape of the yield curve or in any other interest rate relationship. The Company is exposed to interest rate risk primarily in its investment portfolio. As interest rates rise for an available-for-sale investment portfolio, the fair value of fixed‑income securities decreases. The Company's policy is generally to hold assets in the investment portfolio to maturity. Therefore, barring credit deterioration, interest rate movements do not result in realized gains or losses unless assets are sold prior to maturity. The Company does not hedge interest rate risk, however, interest rate fluctuation risk is managed through the investment guidelines which limit duration and prevent investment in high volatility sectors.

Interest rate sensitivity in the investment portfolio can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company's fixed maturity securities and short-term investments from instantaneous parallel shifts in interest rates.

Sensitivity to Change in Interest Rates on the Investment Portfolio
As of December 31, 2012

	Change in Interest Rates
	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
	(in millions)
Estimated change in fair value	$576	$532	$382	$(478)	$(970)	$(1,456)

As of December 31, 2011

	Change in Interest Rates
	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
	(in millions)
Estimated change in fair value	$683	$626	$434	$(517)	$(1,033)	$(1,527)

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

Sensitivity of Investment Portfolio to Foreign Exchange Rate Risk

Foreign exchange risk is the risk that a financial instrument's value will change due to a change in the foreign currency exchange rates. The Company has foreign denominated securities in its investment portfolio. Securities denominated in currencies other than U.S. Dollar were 3.7% and 3.5% of the fixed maturity securities and short-term investments as of December 31, 2012 and 2011, respectively. The Company's material exposure is to changes in the dollar/pound sterling exchange rate. Changes in fair value of available for sale investments attributable to changes in foreign exchange rates are recorded in other comprehensive income.

Sensitivity to Change in Foreign Exchange Rates on the Investment Portfolio
As of December 31, 2012

	Change in Foreign Exchange Rates
	30% Decrease	20% Decrease	10% Decrease	10% Increase	20% Increase	30% Increase
	(in millions)
Estimated change in fair value	$(119)	$(79)	$(40)	$40	$79	$119

As of December 31, 2011

	Change in Foreign Exchange Rates
	30% Decrease	20% Decrease	10% Decrease	10% Increase	20% Increase	30% Increase
	(in millions)
Estimated change in fair value	$(115)	$(77)	$(38)	$38	$77	$115

Sensitivity of Premiums Receivable to Foreign Exchange Rate Risk

The Company has foreign denominated premium receivables. Premium receivables denominated in currencies other than U.S. Dollar were 47% of the premium receivable balance as of December 31, 2012 and 2011, respectively. The Company's material exposure is to changes in dollar/Pound Sterling and dollar/Euro exchange rates.

Sensitivity to Change in Foreign Exchange Rates on Premium Receivable
As of December 31, 2012

	Change in Foreign Exchange Rates
	30% Decrease	20% Decrease	10% Decrease	10% Increase	20% Increase	30% Increase
	(in millions)
Estimated change in fair value	$(119)	$(79)	$(40)	$40	$79	$119

As of December 31, 2011

	Change in Foreign Exchange Rates
	30% Decrease	20% Decrease	10% Decrease	10% Increase	20% Increase	30% Increase
	(in millions)
Estimated change in fair value	$(116)	$(77)	$(39)	$39	$77	$116

Sensitivity of FG VIE Assets and Liabilities to Market Risk

The fair value of the Company's FG VIE assets is sensitive to changes relating to estimated prepayment speeds; estimated default rates (determined on the basis of an analysis of collateral attributes such as: historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); recoveries from excess spread, discount rates implied by market prices for similar securities; and house price depreciation/appreciation rates based on macroeconomic forecasts. Significant changes to any of these inputs could materially change the market value of the FG VIE's assets and the implied collateral losses within the transaction. In general the fair value of the FG VIE assets is most sensitive to changes in the projected collateral losses, where an increase in collateral losses typically leads to a decrease in the fair value of the Company's FG VIE assets, while a decrease in collateral losses typically leads to an increase in the fair value of the Company's FG VIE assets. These factors also directly impact the fair value of the Company's FG VIE liabilities.

The fair value of the Company's FG VIE liabilities is also sensitive to changes relating to estimated prepayment speeds; market values of the assets that collateralize the securities; estimated default rates (determined on the basis of an analysis of collateral attributes such as: historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); recoveries from excess spread, discount rates implied by market prices for similar securities; and house price depreciation/appreciation rates based on macroeconomic forecasts. In addition, the Company's FG VIE liabilities with recourse are also sensitive to changes to the Company's implied credit worthiness. Significant changes to any of these inputs could materially change the timing of expected losses within the insured transaction which is a significant factor in determining the implied benefit from the Company's insurance policy guaranteeing the timely payment of principal and interest for the FG VIE tranches insured by the Company. In general, when the timing of expected loss payments by the Company is extended into the future, this typically leads to a decrease in the value of the Company's insurance and a decrease in the fair value of the Company's FG VIE liabilities with recourse, while a shortening of the timing of expected loss payments by the Company typically leads to an increase in the value of the Company's insurance and an increase in the fair value of the Company's FG VIE liabilities with recourse.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Assured Guaranty Ltd.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Assured Guaranty Ltd. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for the costs associated with acquiring or renewing insurance contracts in 2012 and the manner in which it accounts for variable interest entities in 2010.

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
/s/ PricewaterhouseCoopers LLP
New York, New York
March 1, 2013

Assured Guaranty Ltd.

Consolidated Balance Sheets

(dollars in millions except per share and share amounts)

	As of December 31, 2012	As of December 31, 2011
Assets
Investment portfolio:
Fixed maturity securities, available-for-sale, at fair value (amortized cost of $9,346 and $9,638)	$10,056	$10,142
Short term investments, at fair value	817	734
Other invested assets	212	223
Total investment portfolio	11,085	11,099
Cash	138	215
Premiums receivable, net of ceding commissions payable	1,005	1,003
Ceded unearned premium reserve	561	709
Deferred acquisition costs	116	132
Reinsurance recoverable on unpaid losses	58	69
Salvage and subrogation recoverable	456	368
Credit derivative assets	141	153
Deferred tax asset, net	721	804
Current income tax receivable	1	76
Financial guaranty variable interest entities’ assets, at fair value	2,688	2,819
Other assets	272	262
Total assets	$17,242	$17,709
Liabilities and shareholders’ equity
Unearned premium reserve	$5,207	$5,963
Loss and loss adjustment expense reserve	601	679
Reinsurance balances payable, net	219	171
Long-term debt	836	1,038
Credit derivative liabilities	1,934	1,457
Financial guaranty variable interest entities’ liabilities with recourse, at fair value	2,090	2,397
Financial guaranty variable interest entities’ liabilities without recourse, at fair value	1,051	1,061
Other liabilities	310	291
Total liabilities	12,248	13,057
Commitments and contingencies (See Note 16)
Common stock ($0.01 par value, 500,000,000 shares authorized; 194,003,297 and 182,235,798 shares issued and outstanding)	2	2
Additional paid-in capital	2,724	2,570
Retained earnings	1,749	1,708
Accumulated other comprehensive income, net of tax of $198 and $135	515	368
Deferred equity compensation (320,193 and 320,193 shares)	4	4
Total shareholders’ equity	4,994	4,652
Total liabilities and shareholders’ equity	$17,242	$17,709

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Operations

(dollars in millions except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues
Net earned premiums	$853	$920	$1,187
Net investment income	404	396	361
Net realized investment gains (losses):
Other-than-temporary impairment losses	(58)	(84)	(44)
Less: portion of other-than-temporary impairment loss recognized in other comprehensive income	(41)	(39)	(17)
Other net realized investment gains (losses)	18	27	25
Net realized investment gains (losses)	1	(18)	(2)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	(108)	6	153
Net unrealized gains (losses)	(477)	554	(155)
Net change in fair value of credit derivatives	(585)	560	(2)
Fair value gains (losses) on committed capital securities	(18)	35	9
Fair value gains (losses) on financial guaranty variable interest entities	210	(132)	(274)
Other income	108	58	34
Total revenues	973	1,819	1,313
Expenses
Loss and loss adjustment expenses	523	462	412
Amortization of deferred acquisition costs	14	17	22
Assured Guaranty Municipal Holdings Inc. acquisition-related expenses	—	—	7
Interest expense	92	99	100
Other operating expenses	212	212	238
Total expenses	841	790	779
Income (loss) before income taxes	132	1,029	534
Provision (benefit) for income taxes
Current	57	(127)	(25)
Deferred	(35)	383	75
Total provision (benefit) for income taxes	22	256	50
Net income (loss)	$110	$773	$484

Earnings per share:
Basic	$0.58	$4.21	$2.63
Diluted	$0.57	$4.16	$2.56
Dividends per share	$0.36	$0.18	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Comprehensive Income

(in millions)

	Year Ended December 31,
	2012	2011	2010
Net income (loss)	$110	$773	$484
Unrealized holding gains (losses) arising during the period on:
Investments with no other-than-temporary impairment, net of tax provision (benefit) of $56, $105 and $(38)	148	234	(33)
Investments with other-than-temporary impairment, net of tax provision (benefit) of $(2), $5 and $(5)	(7)	9	6
Unrealized holding gains (losses) arising during the period, net of tax	141	243	(27)
Less: reclassification adjustment for gains (losses) included in net income (loss), net of tax provision (benefit) of $(7), $(7) and $(3)	(4)	(14)	2
Change in net unrealized gains on investments	145	257	(29)
Other, net of tax provision	2	(1)	(1)
Other comprehensive income (loss)	$147	$256	$(30)
Comprehensive income (loss)	$257	$1,029	$454

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2012, 2011 and 2010

(dollars in millions, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity Attributable to Assured Guaranty Ltd.	Noncontrolling Interest of Financial Guaranty Consolidated Variable Interest Entities	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2009 (as originally reported)	184,162,896	$2	$2,585	$779	$142	$2	$3,510	$(1)	$3,509
Cumulative effect of accounting change- deferred acquisition costs (Note 5)	—	—	—	(55)	—	—	(55)	—	(55)
Balance at December 31, 2009 (as adjusted)	184,162,896	2	2,585	724	142	2	3,455	(1)	3,454
Cumulative effect of accounting change-consolidation of variable interest entities (Note 10)	—	—	—	(207)	—	—	(207)	1	(206)
Balance, January 1, 2010	184,162,896	2	2,585	517	142	2	3,248	—	3,248
Net income	—	—	—	484	—	—	484	—	484
Dividends ($0.18 per share)	—	—	—	(33)	—	—	(33)	—	(33)
Common stock repurchases	(707,350)	0	(10)	—	—	—	(10)	—	(10)
Share-based compensation and other	289,109	0	11	—	—	—	11	—	11
Other comprehensive income	—	—	—	—	(30)	—	(30)	—	(30)
Balance at December 31, 2010	183,744,655	2	2,586	968	112	2	3,670	—	3,670
Net income	—	—	—	773	—	—	773	—	773
Dividends ($0.18 per share)	—	—	—	(33)	—	—	(33)	—	(33)
Common stock repurchases	(2,000,000)	0	(23)	—	—	—	(23)	—	(23)
Share-based compensation and other	491,143	0	7	—	—	2	9	—	9
Other comprehensive income	—	—	—	—	256	—	256	—	256
Balance at December 31, 2011	182,235,798	$2	$2,570	$1,708	$368	$4	$4,652	$—	$4,652

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2012, 2011 and 2010

(dollars in millions, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity Attributable to Assured Guaranty Ltd.	Noncontrolling Interest of Financial Guaranty Consolidated Variable Interest Entities	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2011	182,235,798	$2	$2,570	$1,708	$368	$4	$4,652	$—	$4,652
Net income	—	—	—	110	—	—	110	—	110
Dividends ($0.36 per share)	—	—	—	(69)	—	—	(69)	—	(69)
Common stock issuance, net	13,428,770	0	173	—	—	—	173	—	173
Common stock repurchases	(2,066,759)	0	(24)	—	—	—	(24)	—	(24)
Share-based compensation and other	405,488	0	5	—	—	—	5	—	5
Other comprehensive income	—	—	—	—	147	—	147	—	147
Balance at December 31, 2012	194,003,297	$2	$2,724	$1,749	$515	$4	$4,994	$—	$4,994

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Cash Flows

(in millions)

	Year Ended December 31,
	2012	2011	2010
Operating Activities:
Net Income	$110	$773	$484
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Non-cash interest and operating expenses	18	20	24
Net amortization of premium on fixed maturity securities	4	18	46
Provision (benefit) for deferred income taxes	(35)	383	75
Net realized investment losses (gains)	(1)	18	2
Net unrealized losses (gains) on credit derivatives	477	(554)	155
Fair value loss (gains) on committed capital securities	18	(35)	(9)
Non-cash items in other income	4	5	4
Change in deferred acquisition costs	18	18	18
Change in premiums receivable, net of ceding commissions	48	138	376
Change in ceded unearned premium reserve	141	102	256
Change in unearned premium reserve	(749)	(998)	(1,278)
Change in loss and loss adjustment expense reserve, net	(258)	636	(471)
Change in current income tax	129	(182)	(87)
Change in financial guaranty variable interest entities' assets and liabilities, net	(7)	352	541
(Purchases) sales of trading securities, net	(59)	(6)	—
Other	(23)	(12)	(7)
Net cash flows provided by (used in) operating activities	(165)	676	129
Investing activities
Fixed maturity securities:
Purchases	(1,649)	(2,308)	(2,462)
Sales	912	1,107	1,064
Maturities	1,105	663	994
Net sales (purchases) of short-term investments	29	320	613
Net proceeds from paydowns on financial guaranty variable interest entities’ assets	545	760	424
Acquisition of MAC, net of cash acquired	(91)	—	—
Other	92	19	20
Net cash flows provided by (used in) investing activities	943	561	653
Financing activities
Proceeds from issuances of common stock	173	—	—
Dividends paid	(69)	(33)	(33)
Repurchases of common stock	(24)	(23)	(10)
Share activity under option and incentive plans	(3)	(1)	(2)
Net paydowns of financial guaranty variable interest entities’ liabilities	(724)	(1,053)	(651)
Repayment of long-term debt	(209)	(22)	(21)
Net cash flows provided by (used in) financing activities	(856)	(1,132)	(717)
Effect of exchange rate changes	1	2	(1)
Increase (decrease) in cash	(77)	107	64
Cash at beginning of period	215	108	44
Cash at end of period	$138	$215	$108
Supplemental cash flow information
Cash paid (received) during the period for:
Income taxes	$(24)	$34	$39
Interest	$85	$92	$92
The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

1.	Business and Basis of Presentation

Business

Assured Guaranty Ltd. (“AGL” and, together with its direct and indirect subsidiaries, “Assured Guaranty” or the “Company”) is a Bermuda-based holding company that provides, through its operating subsidiaries, credit protection products to the United States (“U.S.”) and international public finance (including infrastructure) and structured finance markets. The Company applies its credit underwriting judgment, risk management skills and capital markets experience to offer insurance that protects holders of debt instruments and other monetary obligations from defaults in scheduled payments, including scheduled interest and principal payments. The Company markets its credit protection products directly to issuers and underwriters of public finance and structured finance securities as well as to investors in such obligations. The Company guarantees obligations issued in many countries, although its principal focus is on the U.S., as well as Europe and Australia.

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

The consolidated financial statements include the accounts of AGL, its direct and indirect subsidiaries, (collectively, the “Subsidiaries”), and its consolidated FG VIEs. Intercompany accounts and transactions between and among all consolidated entities have been eliminated. Certain prior year balances have been reclassified to conform to the current year's presentation.

AGL’s principal insurance company subsidiaries are Assured Guaranty Corp. ("AGC"), domiciled in Maryland; Assured Guaranty Municipal Corp. ("AGM"), domiciled in New York; and Assured Guaranty Re Ltd. (“AG Re”), domiciled in Bermuda. The Company also has another U.S. and another Bermuda insurance company subsidiary that participate in a pooling agreement with AGM, two insurance subsidiaries organized in the United Kingdom, and a mortgage insurance company domiciled in New York. The Company’s organizational structure includes various holdings companies, two of which—Assured Guaranty US Holdings Inc. (“AGUS”) and Assured Guaranty Municipal Holdings Inc. (“AGMH”) – have public debt outstanding. See Note 17, Long Term Debt and Credit Facilities.

On May 31, 2012, the Company purchased 100% of the outstanding common stock of Municipal Assurance Corp. (formerly Municipal and Infrastructure Assurance Corporation, "MAC") from Radian Asset Assurance Inc. ("Radian") for $91 million in cash, resulting in $16 million in indefinite-lived intangible assets which represents the value of MAC's insurance licenses. The other assets acquired consisted primarily of short-term investments. MAC is licensed to provide financial guaranty insurance and reinsurance in 38 U.S. jurisdictions including the District of Columbia. In January 2013, the Company announced its intention to launch MAC as a new financial guaranty insurer that provides insurance only on debt obligations in the U.S. public finance markets, in order to increase the Company's insurance penetration in such market.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders' equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. Upon adoption, the Company expanded the Consolidated Statements of Comprehensive Income to include the other comprehensive income items now presented in the Consolidated Statement of Shareholders' Equity, with retrospective application. In February 2013, the FASB issued authoritative guidance which will require the disclosure of information about the amounts reclassified out of accumulated other comprehensive income by component. The nature of the disclosure will depend on whether the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. If the reclassification is required in its entirety to net income, the guidance will require the disclosure of significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, either on the face of the statement where net income is presented or in the notes. If reclassification to net income is not required under U.S. GAAP, the guidance will require a cross reference to other required disclosures that provide additional detail about the reclassified amount. The Company is evaluating the effect of this guidance, which is effective for reporting periods beginning after December 15, 2012.

In December 2011, the FASB issued guidance which will require disclosures for entities with financial instruments and derivatives that are either offset on the balance sheet or subject to a master netting arrangement. The guidance is effective for interim and annual periods beginning on or after January 1, 2013. The adoption of this guidance will not impact the Company's results of operations, financial position or cash flows.

Prior Period Revision

Credit derivative assets and liabilities presented on the consolidated balance sheet at December 31, 2011 have been revised to reflect the correction of a $316 million misclassification between credit derivative assets and credit derivative liabilities. The correction, recorded in the fourth quarter 2012, reduced the credit derivative asset and liability balances and had no effect on the statement of operations.

Segments

The chief operating decision maker manages the operations of the Company at a consolidated level. Therefore, segment financial information is no longer disclosed.

Significant Accounting Policies

The Company's significant accounting policies include when and how to measure fair value of assets and liabilities, when to consolidate an entity, and when and how to recognize premium revenue and loss expense. All other significant accounting policies are either discussed below or included in the following notes.

Significant Accounting Policies

Premium revenue recognition on financial guaranty contracts accounted for as insurance	Note 4
Policy acquisition costs	Note 5
Expected loss to be paid	Note 6
Loss and loss adjustment expense on financial guaranty contracts accounted for as insurance	Note 7
Fair value measurement	Note 8
Credit derivatives	Note 9
Variable interest entities	Note 10
Investments	Note 11
Income Taxes	Note 13
Earnings per share	Note 18
Stock based compensation	Note 20

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

Market Conditions

The overall economic environment in the U.S. has improved over the last few years and indicators such as lower delinquency rates and more stable housing prices point toward improvement in the housing market. However, unemployment rates remain too high for a robust general economic recovery to have taken hold and concerns over the fiscal cliff may have hampered the recovery towards the end of 2012. The low interest rate environment has also negatively affected new business opportunities. The Company's business and its financial condition will continue to be subject to the risk of global financial and economic conditions that could materially and negatively affect the demand for its products, the amount of losses incurred on transactions it guarantees, future profitability, financial position, investment portfolio, cash flow, statutory capital, financial strength ratings and stock price.
The financial crisis that began in 2008 has caused many state and local governments that issue some of the obligations the Company insures to experience significant budget deficits and revenue collection shortfalls that require them to significantly raise taxes and/or cut spending in order to satisfy their obligations. While the U.S. government has provided some financial support to state and local governments, significant budgetary pressures remain. If the issuers of the obligations in the Company's public finance portfolio do not have sufficient funds to cover their expenses and are unable or unwilling to raise taxes, decrease spending or receive federal assistance, the Company may experience increased levels of losses or impairments on its public finance obligations, which would materially and adversely affect its business, financial condition and results of operations. Additionally, future legislative, regulatory or judicial changes in the jurisdictions regulating the Company may adversely affect its ability to pursue its current mix of business, materially impacting its financial results.

Internationally, several European countries are experiencing significant economic, fiscal and /or political strains. The European countries where it believes heightened uncertainties exist are: Greece, Hungary, Ireland, Italy, Portugal and Spain (the “Selected European Countries”). See Note 3, Outstanding Exposure.

Rating Actions

When a rating agency assigns a public rating to a financial obligation guaranteed by one of AGL’s insurance company subsidiaries, it generally awards that obligation the same rating it has assigned to the financial strength of the AGL subsidiary that provides the guaranty. Investors in products insured by AGL’s insurance company subsidiaries frequently rely on ratings published by nationally recognized statistical rating organizations (“NRSROs”) because such ratings influence the trading value of securities and form the basis for many institutions’ investment guidelines as well as individuals’ bond purchase decisions. Therefore, the Company manages its business with the goal of achieving high financial strength ratings. If the financial strength ratings of the Company’s insurance subsidiaries were reduced below current levels, the Company expects it could have adverse effects on its future business opportunities as well as the premiums it could charge for its insurance policies and consequently, a further downgrade could harm the Company’s new business production and results of operations in a material respect. However, the models used by NRSROs differ, presenting conflicting goals that may make it inefficient or impractical to reach the highest rating level. The models are not fully transparent, contain subjective data (such as assumptions about future market demand for the Company’s products) and change frequently. Ratings reflect only the views of the respective NRSROs and are subject to continuous review and revision or withdrawal at any time.

In the last several years, Standard and Poor’s Ratings Services (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”) have downgraded the financial strength ratings of all the Company’s insurance subsidiaries that they rate. On January 17, 2013, Moody’s downgraded the Insurance Financial Strength ("IFS") rating of AGM to A2 from Aa3, the IFS rating of AGC to A3 from Aa3, and the IFS rating of AG Re to Baa1 from A1. In the same rating action, Moody's also downgraded the senior unsecured debt ratings of AGUS and AGMH to Baa2 from A3. While the outlook for the ratings from S&P and Moody's is stable, there can be no assurance that S&P and Moody's will not take further action on the Company’s ratings. For a discussion of the effect of rating actions on the Company, see the following:

•	Note 6, Expected Loss to be Paid

•	Note 9, Financial Guaranty Contracts Accounted for as Credit Derivatives

•	Note 14, Reinsurance and Other Monoline Exposures

•	Note 17, Long Term Debt and Credit Facilities (regarding the impact on the Company's insured leveraged lease transactions)

In addition, AGM may be required to pay claims in respect of AGMH’s former financial products business if Dexia SA (the parent of Dexia Holdings Inc.) and its affiliates do not comply with their obligations following a downgrade of the financial strength rating of AGM. Most of the guaranteed investment contracts ("GICs") insured by AGM allow for the withdrawal of GIC funds in the event of a downgrade of AGM, unless the relevant GIC issuer posts collateral or otherwise enhances its credit. Most GICs insured by AGM allow for the termination of the GIC contract and a withdrawal of GIC funds at the option of the GIC holder in the event of a downgrade of AGM below a specified threshold, generally below A- by S&P or A3 by Moody’s, with no right of the GIC issuer to avoid such withdrawal by posting collateral or otherwise enhancing its credit. Each GIC contract stipulates the thresholds below which the GIC issuer must post eligible collateral, along with the types of securities eligible for posting and the collateralization percentage applicable to each security type. These collateralization percentages range from 100% of the GIC balance for cash posted as collateral to, typically, 108% for asset-backed securities. The January 2013 Moody’s downgrade of AGM could result in withdrawal of $226.5 million of GIC funds and the need to post collateral on GICs with a balance of $1.9 billion. A further downgrade of AGM to below AA- by S&P could result in an incremental withdrawal or require collateral posting on GICs with a balance of $882.7 million. In the event of such a downgrade, assuming collateral posting on all transactions potentially impacted as a result of any additional rating action, with an average margin of 105%, the market value as of December 31, 2012 that the GIC issuers would be required to post in order to avoid withdrawal of any GIC funds would be $2.9 billion. There are sufficient eligible and liquid assets within the GIC business to satisfy the withdrawal and collateral posting obligations that arose as a result of the January 2013 AGM downgrade and would be expected to arise as a result of potential future rating action.

Accounting Changes

There has been significant GAAP rule making activity which has affected the accounting policies and presentation of the Company’s financial information, particularly:

•
adoption of a new VIE consolidation standard on January 1, 2010 results in the consolidation of variable interest entities of certain insured transactions (see Note 10, Consolidation of Variable Interest Entities),

•	adoption of new guidance that restricted the types and amounts of financial guaranty insurance acquisition costs that may be deferred, (see Note 5, Financial Guaranty Insurance Acquisition Costs),

•	adoption of guidance that changed the presentation of other comprehensive income (“OCI”), (see “Consolidated Statements of Comprehensive Income),” and

•	adoption of guidance requiring additional fair value disclosures (see Note 8, Fair Value Measurement).

In July 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 amends prior indefinite-lived intangible asset impairment testing guidance. Under ASU 2012-02, the Company has the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that an indefinite-lived intangible asset is impaired. If, after considering the totality of events and circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is not impaired, then calculating the fair value of such asset is unnecessary. The Company adopted ASU 2012-02 at December 31, 2012. There was no cumulative effect upon the adoption of ASU 2012-02 on the Company's consolidated financial position, results of operations or cash flows.

Significant Transactions

•	There have been four settlements of representation and warranty claims over the past three years. See Note 6, Expected Loss to be Paid.

•
The Company has entered into several agreements with reinsurers, including assumption and re-assumption agreements with Radian, a re-assumption agreement with Tokio Marine & Nichido Fire Insurance Co., Ltd. (“Tokio”) and a $435 million excess of loss reinsurance facility. See Note 14, Reinsurance and Other Monoline Exposures.

•
On June 1, 2012, the Company completed the remarketing of the $173 million aggregate principal amount of 8.50% Senior Notes issued by AGUS in 2009 that were components of the Company's Equity Units. AGUS purchased all of the Senior Notes in the remarketing at a price of 100% of the aggregate principal amount thereof, and retired all of such notes on June 1, 2012. The proceeds from the remarketing were used to satisfy the obligations of the holders of the Equity Units to purchase AGL common shares pursuant to the forward purchase contracts that were also components of the Equity Units. Accordingly, on June 1, 2012, AGL issued 3.8924 common shares to holders of each $50 Equity Unit, which represented a settlement rate of 3.8685 common shares plus certain anti-dilution adjustments, or an aggregate of 13,428,770 common shares. The Equity Units ceased to exist when the forward purchase contracts were settled on June 1, 2012. See Note 17, Long Term Debt and Credit Facilities.

3.	Outstanding Exposure

The Company’s financial guaranty contracts are written in different forms, but collectively are considered financial guaranty contracts. The Company seeks to limit its exposure to losses by underwriting obligations that are investment grade at inception, diversifying its insured portfolio and maintaining rigorous subordination or collateralization requirements on structured finance obligations. The Company also has utilized reinsurance by ceding business to third-party reinsurers. The Company provides financial guaranties with respect to debt obligations of special purpose entities, including VIEs. Some of these VIEs are consolidated as described in Note 10, Consolidation of Variable Interest Entities. The outstanding par and Debt Service amounts presented below include outstanding exposures on VIEs whether or not they are consolidated.

Debt Service Outstanding

	Gross Debt Service Outstanding		Net Debt Service Outstanding
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(in millions)
Public finance	$722,562	$798,471	$677,369	$716,890
Structured finance	112,388	137,661	104,811	128,775
Total financial guaranty	$834,950	$936,132	$782,180	$845,665

Summary of Public Finance and Structured Finance Insured Portfolio

	Gross Par Outstanding		Ceded Par Outstanding		Net Par Outstanding
Sector	As of December 31, 2012	As of December 31, 2011	As of December 31, 2012	As of December 31, 2011	As of December 31, 2012	As of December 31, 2011
	(dollars in millions)
Public finance:
U.S.:
General obligation	$175,932	$187,857	$5,947	$14,796	$169,985	$173,061
Tax backed	77,932	85,866	4,145	7,860	73,787	78,006
Municipal utilities	63,933	69,803	1,817	4,599	62,116	65,204
Transportation	35,624	40,409	1,825	5,013	33,799	35,396
Healthcare	19,507	23,540	1,669	4,045	17,838	19,495
Higher education	16,244	16,535	474	858	15,770	15,677
Housing	4,792	6,363	159	667	4,633	5,696
Infrastructure finance	5,100	4,983	890	873	4,210	4,110
Investor-owned utilities	1,070	1,125	1	1	1,069	1,124
Other public finance—U.S.	4,784	5,380	24	76	4,760	5,304
Total public finance—U.S.	404,918	441,861	16,951	38,788	387,967	403,073
Non-U.S.:
Infrastructure finance	18,716	18,231	2,904	2,826	15,812	15,405
Regulated utilities	16,861	17,639	4,367	4,379	12,494	13,260
Pooled infrastructure	3,430	3,351	230	221	3,200	3,130
Other public finance—non-U.S.	7,297	9,183	1,263	1,932	6,034	7,251
Total public finance—non-U.S.	46,304	48,404	8,764	9,358	37,540	39,046
Total public finance	451,222	490,265	25,715	48,146	425,507	442,119
Structured finance:
U.S.:
Pooled corporate obligations	44,120	54,585	2,234	3,065	41,886	51,520
Residential mortgage-backed security("RMBS")	18,914	22,842	1,087	1,275	17,827	21,567
Commercial mortgage-backed securities ("CMBS") and other commercial real estate related exposures	4,293	4,827	46	53	4,247	4,774
Financial products	3,653	5,217	—	—	3,653	5,217
Consumer receivables	2,429	4,489	60	163	2,369	4,326
Insurance securitizations	2,238	1,966	48	73	2,190	1,893
Commercial receivables	1,033	1,222	8	8	1,025	1,214
Structured credit	373	489	54	65	319	424
Other structured finance—U.S.	2,307	2,453	1,128	1,154	1,179	1,299
Total structured finance—U.S.	79,360	98,090	4,665	5,856	74,695	92,234
Non-U.S.:
Pooled corporate obligations	16,288	19,670	1,475	1,939	14,813	17,731
Commercial receivables	1,489	1,893	26	28	1,463	1,865
RMBS	1,586	1,765	162	167	1,424	1,598
Insurance securitizations	923	979	—	15	923	964
Structured credit	669	1,097	78	118	591	979
CMBS and other commercial real estate related exposures	100	180	—	—	100	180
Other structured finance—non-U.S.	402	403	25	25	377	378
Total structured finance—non-U.S.	21,457	25,987	1,766	2,292	19,691	23,695
Total structured finance	100,817	124,077	6,431	8,148	94,386	115,929
Total net par outstanding	$552,039	$614,342	$32,146	$56,294	$519,893	$558,048

In addition to the amounts shown in the table above, the Company’s net mortgage guaranty insurance in force was approximately $154 million as of December 31, 2012. The net mortgage guaranty insurance in force is assumed excess of loss business and comprises $139 million covering loans originated in Ireland and $15 million covering loans originated in the UK.

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

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2012

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
Super senior	$—	—%	$1,130	3.0%	$13,572	18.2%	$4,874	24.7%	$19,576	3.8%
AAA	4,502	1.2	576	1.5	28,615	38.3	8,295	42.1	41,988	8.1
AA	124,525	32.1	875	2.3	9,589	12.8	722	3.7	135,711	26.1
A	210,124	54.1	9,781	26.1	4,670	6.2	1,409	7.2	225,984	43.4
BBB	44,213	11.4	22,885	61.0	3,717	5.0	2,427	12.3	73,242	14.1
Below-investment-grade (“BIG”)	4,603	1.2	2,293	6.1	14,532	19.5	1,964	10.0	23,392	4.5
Total net par outstanding	$387,967	100.0%	$37,540	100.0%	$74,695	100.0%	$19,691	100.0%	$519,893	100.0%

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2011

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
Super senior	$—	—%	$1,138	2.9%	$16,756	18.2%	$5,660	23.9%	$23,554	4.2%
AAA	5,074	1.3	1,381	3.5	35,736	38.7	10,231	43.2	52,422	9.4
AA	139,693	34.6	1,056	2.7	12,575	13.6	976	4.1	154,300	27.7
A	213,164	52.9	11,744	30.1	4,115	4.5	1,518	6.4	230,541	41.3
BBB	40,635	10.1	21,399	54.8	5,044	5.5	3,391	14.3	70,469	12.6
BIG	4,507	1.1	2,328	6.0	18,008	19.5	1,919	8.1	26,762	4.8
Total net par outstanding	$403,073	100.0%	$39,046	100.0%	$92,234	100.0%	$23,695	100.0%	$558,048	100.0%

Beginning in the first quarter 2012, the Company decided to classify those portions of risks benefiting from reimbursement obligations collateralized by eligible assets held in trust in acceptable reimbursement structures as the higher of 'AA' or their current internal rating. As of the third quarter 2012, the Company applied this policy to the Bank of America Agreement and the Deutsche Bank Agreement (see Note 6, Expected Loss to be Paid). The Bank of America Agreement was entered into in April 2011 and the reclassification in the first quarter 2012 resulted in a decrease in BIG net par outstanding as of December 31, 2011 of $1,452 million from that previously reported.

Securities purchased for loss mitigation purposes represented $1,133 million and $1,293 million of gross par outstanding as of December 31, 2012 and 2011, respectively. In addition, under the terms of certain credit derivative contracts, the Company has obtained the obligations referenced in such contracts and recorded it in invested assets in the consolidated balance sheets. Such amounts totaled $220 million and $222 million in gross par outstanding as of December 31, 2012 and 2011, respectively.

Actual maturities of insured obligations could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties. The expected maturities of structured finance obligations are, in general, considerably shorter than the contractual maturities for such obligations.

Expected Amortization of
Net Par Outstanding of Financial Guaranty Insured Obligations
As of December 31, 2012

	Public Finance	Structured Finance	Total
	(in millions)
0 to 5 years	$110,847	$73,805	$184,652
5 to 10 years	90,846	9,537	100,383
10 to 15 years	82,789	3,817	86,606
15 to 20 years	62,006	2,127	64,133
20 years and above	79,019	5,100	84,119
Total net par outstanding	$425,507	$94,386	$519,893

In addition to amounts shown in the tables above, the Company had outstanding commitments to provide guaranties of $1.9 billion for structured finance and $0.8 billion for public finance obligations at December 31, 2012. The structured finance commitments include the unfunded component of pooled corporate and other transactions. Public finance commitments typically relate to primary and secondary public finance debt issuances. The expiration dates for the public finance commitments range between January 15, 2013 and February 25, 2017, with $0.6 billion expiring prior to December 31, 2013. The commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

The Company seeks to maintain a diversified portfolio of insured obligations designed to spread its risk across a number of geographic areas.

Geographic Distribution of Financial Guaranty Portfolio
As of December 31, 2012

	Number of Risks	Net Par Outstanding	Percent of Total Net Par Outstanding
	(dollars in millions)
U.S.:
U.S. Public Finance:
California	1,532	$57,302	11.0%
New York	1,051	31,402	6.0
Pennsylvania	1,133	31,173	6.0
Texas	1,273	29,942	5.8
Illinois	933	25,297	4.9
Florida	446	24,111	4.6
New Jersey	704	15,999	3.1
Michigan	745	15,516	3.0
Georgia	205	10,001	1.9
Ohio	576	9,634	1.9
Other states	4,889	137,590	26.4
Total U.S. public finance	13,487	387,967	74.6
U.S. Structured finance (multiple states)	1,080	74,695	14.4
Total U.S.	14,567	462,662	89.0
Non-U.S.:
United Kingdom	124	23,624	4.5
Australia	33	7,558	1.5
Canada	11	4,160	0.8
France	23	3,914	0.8
Italy	12	2,347	0.5
Other	116	15,628	2.9
Total non-U.S.	319	57,231	11.0
Total	14,886	$519,893	100.0%

Economic Exposure to the Selected European Countries

Several European countries are experiencing significant economic, fiscal and/or political strains such that the likelihood of default on obligations with a nexus to those countries may be higher than the Company anticipated when such factors did not exist. The Company is closely monitoring its exposures in Selected European Countries where it believes heightened uncertainties exist. Published reports have identified countries that may be experiencing reduced demand for their sovereign debt in the current environment. The Company selected these European countries based on these reports and its view that their credit fundamentals are deteriorating. The Company’s economic exposure to the Selected European Countries (based on par for financial guaranty contracts and notional amount for financial guaranty contracts accounted for as derivatives) is shown in the following table net of ceded reinsurance.

Net Economic Exposure to Selected European Countries(1)
December 31, 2012

	Greece	Hungary	Ireland	Italy	Portugal	Spain (2)	Total
	(in millions)
Sovereign and sub-sovereign exposure:
Public finance	$—	$—	$—	$1,007	$105	$266	$1,378
Infrastructure finance	—	434	24	333	100	169	1,060
Sub-total	—	434	24	1,340	205	435	2,438
Non-sovereign exposure:
Regulated utilities	—	—	—	229	—	9	238
RMBS	—	219	139	498	—	—	856
Commercial receivables	—	2	13	63	15	2	95
Pooled corporate	25	—	189	217	14	524	969
Sub-total	25	221	341	1,007	29	535	2,158
Total	$25	$655	$365	$2,347	$234	$970	$4,596
Total BIG	$—	$616	$7	$248	$121	$419	$1,411
 ____________________
(1)                             While the Company’s exposures are shown in U.S. dollars, the obligations the Company insures are in various currencies, including U.S. dollars, Euros and British pounds sterling. Included in the table above is $139 million of reinsurance assumed on a 2004 - 2006 pool of Irish residential mortgages that is part of the Company’s remaining legacy mortgage reinsurance business. One of the residential mortgage-backed securities included in the table above includes residential mortgages in both Italy and Germany, and only the portion of the transaction equal to the portion of the original mortgage pool in Italian mortgages is shown in the table.

(2)	See Note 6, Expected Loss to be Paid.

When the Company directly insures an obligation, it assigns the obligation to a geographic location or locations based on its view of the geographic location of the risk. For direct exposure this can be a relatively straight-forward determination as, for example, a debt issue supported by availability payments for a toll road in a particular country. The Company may also assign portions of a risk to more than one geographic location. The Company may also have direct exposures to the Selected European Countries in business assumed from unaffiliated monoline insurance companies. In the case of assumed business for direct exposures, the Company depends upon geographic information provided by the primary insurer.

The Company has included in the exposure tables above its indirect economic exposure to the Selected European Countries through exposure it provides on (a) pooled corporate and (b) commercial receivables transactions. The Company considers economic exposure to a selected European Country to be indirect when the exposure relates to only a small portion of an insured transaction that otherwise is not related to a Selected European Country. In most instances, the trustees and/or servicers for such transactions provide reports that identify the domicile of the underlying obligors in the pool (and the Company relies on such reports), although occasionally such information is not available to the Company. The Company has reviewed transactions through which it believes it may have indirect exposure to the Selected European Countries that is material to the transaction and included in the tables above the proportion of the insured par equal to the proportion of obligors so identified as being domiciled in a Selected European Country. The Company may also have indirect exposures to Selected European Countries in business assumed from unaffiliated monoline insurance companies. However, in the case of assumed business for indirect exposures, unaffiliated primary insurers generally do not provide such information to the Company.

The Company no longer guarantees any sovereign bonds of the Selected European Countries. The exposure shown in the “Public Finance Category” is from transactions backed by receivable payments from sub-sovereigns in Italy, Spain and Portugal. Sub-sovereign debt is debt issued by a governmental entity or government backed entity, or supported by such an entity, that is other than direct sovereign debt of the ultimate governing body of the country. As of December 31, 2012, the Company no longer had any direct exposure to Greece. In 2012, the Company paid claims under its guarantees of €218 million in net exposure to the sovereign debt of Greece, paying off in full its liabilities with respect to the Greek sovereign bonds.

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

Credits identified as BIG are subjected to further review to determine the probability of a loss (see Note 6, Expected Loss to be Paid). Surveillance personnel then assign each BIG transaction to the appropriate BIG surveillance category based upon whether a lifetime loss is expected and whether a claim has been paid. The Company expects “lifetime losses” on a transaction when the Company believes there is at least a 50% chance that, on a present value basis, it will pay more claims over the life of that transaction than it ultimately will have reimbursed. For surveillance purposes, the Company calculates present value using a constant discount rate of 5%. (A risk-free rate is used for recording of reserves for financial statement purposes.)

More extensive monitoring and intervention is employed for all BIG surveillance categories, with internal credit ratings reviewed quarterly. The three BIG categories are:

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

Financial Guaranty Exposures
(Insurance and Credit Derivative Form)
As of December 31, 2012

	BIG Net Par Outstanding				Net Par	BIG Net Par as a % of Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding	Outstanding
			(in millions)
First lien U.S. RMBS:
Prime first lien	$28	$436	$11	$475	$641	0.1%
Alt-A first lien	109	1,987	1,479	3,575	4,589	0.7
Option ARM	61	392	643	1,096	1,550	0.2
Subprime	152	1,161	1,024	2,337	7,330	0.4
Second lien U.S. RMBS:
Closed end second lien	—	247	157	404	521	0.1
Home equity lines of credit (“HELOCs”)	91	—	2,627	2,718	3,196	0.5
Total U.S. RMBS	441	4,223	5,941	10,605	17,827	2.0
Trust preferred securities (“TruPS”)	1,920	—	952	2,872	5,693	0.6
Other structured finance	1,310	384	1,325	3,019	70,866	0.6
U.S. public finance	3,290	500	813	4,603	387,967	0.9
Non-U.S. public finance	2,293	—	—	2,293	37,540	0.4
Total	$9,254	$5,107	$9,031	$23,392	$519,893	4.5%

 Financial Guaranty Exposures
(Insurance and Credit Derivative Form)
As of December 31, 2011

	BIG Net Par Outstanding				Net Par	BIG Net Par as a % of Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding	Outstanding
			(in millions)
First lien U.S. RMBS:
Prime first lien	$77	$465	$—	$542	$739	0.1%
Alt-A first lien	1,695	1,028	1,540	4,263	5,329	0.8
Option ARM	25	689	882	1,596	2,433	0.3
Subprime (including net interest margin securities)	795	1,200	513	2,508	8,136	0.4
Second lien U.S. RMBS:
Closed end second lien	—	495	520	1,015	1,040	0.2
HELOCs	421	—	2,858	3,279	3,890	0.6
Total U.S. RMBS	3,013	3,877	6,313	13,203	21,567	2.4
TruPS	2,501	—	951	3,452	6,334	0.6
Other structured finance	1,295	548	1,429	3,272	88,028	0.6
U.S. public finance	3,395	274	838	4,507	403,073	0.8
Non-U.S. public finance (1)	2,046	282	—	2,328	39,046	0.4
Total	$12,250	$4,981	$9,531	$26,762	$558,048	4.8%
_____________________

(1)	Includes $282 million in net par as of December 31, 2011, for bonds of the Hellenic Republic of Greece. See Note 6, Expected Loss to be Paid.

Below-Investment-Grade Credits
By Category
As of December 31, 2012

	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$7,049	$2,205	$9,254	153	30	183
Category 2	2,606	2,501	5,107	76	27	103
Category 3	7,028	2,003	9,031	142	32	174
Total BIG	$16,683	$6,709	$23,392	371	89	460

 Below-Investment-Grade Credits
By Category
As of December 31, 2011

	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$8,297	$3,953	$12,250	171	40	211
Category 2	3,458	1,523	4,981	71	33	104
Category 3	7,204	2,327	9,531	126	26	152
Total BIG	$18,959	$7,803	$26,762	368	99	467
_____________________
(1)    Includes net par outstanding for FG VIEs.

(2)	A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making Debt Service payments.

Superstorm Sandy

On October 29, 2012, Superstorm Sandy made landfall in New Jersey and caused significant loss of life and property damage in New Jersey, New York and Connecticut. The Company does not expect any significant losses as a direct result of the superstorm at this time.

4.	Financial Guaranty Insurance Premiums

The portfolio of outstanding exposures discussed in Note 3, Outstanding Exposure, includes financial guaranty contracts that meet the definition of insurance contracts as well as those that meet the definition of a derivative under GAAP. Amounts presented in this note relate only to financial guaranty insurance contracts. See Note 9, Financial Guaranty Contracts Accounted for as Credit Derivatives, for a discussion of credit derivative revenues.

Accounting Policies

Accounting for financial guaranty contracts that meet the scope exception under derivative accounting guidance are subject to industry specific guidance which prescribes revenue recognition methodologies. Contracts that meet the definition of a derivative are accounted for at fair value and discussed separately in these financial statements. The accounting for contracts that fall under the financial guaranty insurance definition are consistent whether the contract was written on a direct basis, assumed from another financial guarantor under a reinsurance treaty, ceded to another insurer under a reinsurance treaty, or acquired in a business combination.

Unearned premium reserve represents deferred premium revenue, net of paid claims that have not yet been expensed (“contra-paid”). The following discussion relates to the deferred premium revenue component of the unearned premium reserve, while the contra-paid is discussed in Note 7, Financial Guaranty Insurance Losses.

The amount of deferred premium revenue at contract inception is determined as follows:

•
For premiums received upfront on financial guaranty insurance contracts that were originally underwritten by the Company, deferred premium revenue is equal to the amount of cash received. Upfront premiums typically relate to public finance transactions.

•
For premiums received in installments on financial guaranty insurance contracts that were originally underwritten by the Company, deferred premium revenue is the present value of either (1) contractual premiums due or (2) premiums expected to be collected over the life of the contract. For financial guaranty insurance contracts where the underlying collateral is comprised of homogeneous pools of assets, the expected premiums to be collected over the life of the contract is used to estimate the present value of future premiums. To be considered a homogeneous pool of assets prepayments must be contractually prepayable, the amount of prepayments must be probable, and the timing and amount of prepayments can be reasonably estimated. When the Company makes a significant adjustment to prepayment assumptions, or expected premium collections, it recognizes a prospective change in premium revenues. When the Company adjusts prepayment assumptions, an adjustment is recorded to the deferred premium revenue, with a corresponding adjustment to the premium receivable. For all other contracts, the present value of contractual premiums due is used. Premiums receivable are discounted at the risk-free rate at inception and such discount rate is updated only when significant changes to prepayment assumptions are made. Installment premiums typically relate to structured finance transactions, where the insurance premium rate is determined at the inception of the contract but the insured par is subject to prepayment throughout the life of the deal.

•
For financial guaranty insurance contracts acquired in a business combination, deferred premium revenue is equal to the fair value of the insurance contract at the date of acquisition based on what a hypothetical similarly rated financial guaranty insurer would have charged for the contract at that date and not the actual cash flows under the insurance contract. The amount of deferred premium revenue differs significantly from cash collections due primarily to fair value adjustments recorded in connection with a business combination.

The Company recognizes deferred premium revenue as earned premium over the contractual period or expected period of the contract in proportion to the amount of insurance protection provided. As premium revenue is recognized, a corresponding decrease to the deferred premium revenue is recorded. The amount of insurance protection provided is a function of the insured principal amount outstanding. Accordingly, the proportionate share of premium revenue recognized in a given reporting period is a constant rate calculated based on the relationship between the insured principal amounts outstanding in the reporting period compared with the sum of each of the insured principal amounts outstanding for all periods. When an insured financial obligation is retired before its maturity, the financial guaranty insurance contract is extinguished. Any nonrefundable deferred premium revenue related to that contract is recognized as premium revenue. When a premium receivable balance is deemed uncollectible, it is written off to bad debt expense.

For reinsurance assumed contracts, earned premium reported in the Company's consolidated statements of operations are calculated based upon data received from ceding companies, however, some ceding companies report premium data between 30 and 90 days after the end of the reporting period.  The Company estimates earned premiums for the lag period.  Differences between such estimates and actual amounts are recorded in the period in which the actual amounts are determined. When installment premiums are related to reinsurance assumed contracts, the Company assesses the credit quality and liquidity of the ceding companies and the impact of any potential regulatory constraints to determine the collectability of such amounts.

Deferred premium revenue ceded to reinsurers is recorded as an asset in the line item ceded unearned premium reserve. Direct, assumed and ceded premium revenue are presented net in the income statement line item, net earned premiums. Net earned premiums comprise the following:

Net Earned Premiums

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Scheduled net earned premiums	$581	$765	$1,054
Acceleration of premium earnings	249	125	90
Accretion of discount on net premiums receivable	22	28	40
Total financial guaranty insurance	852	918	1,184
Other	1	2	3
Total net earned premiums(1)	$853	$920	$1,187
 ___________________

(1)	Excludes $153 million, $75 million and $48 million for the year ended December 31, 2012, 2011 and 2010, respectively, related to consolidated FG VIEs.

Components of Unearned Premium Reserve

	As of December 31, 2012			As of December 31, 2011
	Gross	Ceded	Net(1)	Gross	Ceded	Net(1)
	(in millions)
Deferred premium revenue:
Financial guaranty	$5,349	$586	$4,763	$6,046	$728	$5,318
Other	7	—	7	9	0	9
Total deferred premium revenue	$5,356	$586	$4,770	$6,055	$728	$5,327
Contra-paid	(149)	(25)	(124)	(92)	(19)	(73)
Total	$5,207	$561	$4,646	$5,963	$709	$5,254
 ____________________

(1)	Excludes $262 million and $274 million deferred premium revenue and $98 million and $133 million contra-paid related to FG VIEs as of December 31, 2012 and December 31, 2011, respectively.

Net Deferred Premium Revenue Roll Forward

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Balance beginning of period, December 31	$5,327	$6,272	$7,454
Change in accounting (1)	—	—	(169)
Balance beginning of the period, adjusted	5,327	6,272	7,285
Premium written, net	167	251	570
Net premium earned, excluding accretion	(831)	(892)	(1,147)
Commutations of reinsurance contracts	(28)	(19)	—
Foreign exchange translation	3	—	(1)
Changes in expected premium	137	(120)	(247)
Consolidation of FG VIEs	(5)	(165)	(188)
Balance, end of period, December 31	$4,770	$5,327	$6,272
____________________

(1)	Represents elimination of deferred premium revenue related to the consolidation of FG VIEs.

Gross Premium Receivable, Net of Ceding Commissions Roll Forward

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Balance beginning of period, December 31	$1,003	$1,168	$1,418
Change in accounting (1)	—	—	(19)
Balance beginning of the period, adjusted	1,003	1,168	1,399
Premium written, net of ceding commissions	211	245	347
Premium payments received, net of ceding commissions	(294)	(318)	(487)
Adjustments:
Changes in the expected term of financial guaranty insurance contracts	44	(104)	(102)
Accretion of discount, net of ceding commissions	36	32	43
Foreign exchange translation	13	(5)	(31)
Consolidation of FG VIEs	(5)	(10)	(6)
Other adjustments	(3)	(5)	5
Balance, end of period, December 31 (2)	$1,005	$1,003	$1,168
____________________

(1)	Represents elimination of premium receivable related to the consolidation of FG VIEs.

(2)	Excludes $29 million, $28 million and $23 million as of December 31, 2012 , 2011 and 2010, respectively, related to consolidated FG VIEs.

Gains or losses due to foreign exchange rate changes relate to installment premium receivables denominated in currencies other than the U.S. dollar. Approximately 47%, and 47% of installment premiums at December 31, 2012 and 2011, respectively, are denominated in currencies other than the U.S. dollar, primarily Euro and British Pound Sterling.

The timing and cumulative amount of actual collections may differ from expected collections in the tables below due to factors such as foreign exchange rate fluctuations, counterparty collectability issues, accelerations, commutations and changes in expected lives.

Expected Collections of Gross Premiums Receivable,
Net of Ceding Commissions (Undiscounted)

December 31, 2012
(in millions)
2013 (January 1 - March 31)	$50
2013 (April 1 – June 30)	38
2013 (July 1 – September 30)	27
2013 (October 1 – December 31)	30
2014	105
2015	95
2016	89
2017	82
2018-2022	319
2023-2027	204
2028-2032	141
After 2032	160
Total(1)	$1,340
 ____________________

(1)	Excludes expected cash collections on FG VIEs of $36 million.

Scheduled Net Earned Premiums
Financial Guaranty Insurance Contracts

As of December 31, 2012
(in millions)
2013 (January 1 - March 31)	$131
2013 (April 1 - June 30)	126
2013 (July 1 - September 30)	121
2013 (October 1–December 31)	117
Subtotal 2013	495
2014	433
2015	382
2016	347
2017	311
2018 - 2022	1,188
2023 - 2027	741
2028 - 2032	443
After 2032	423
Total present value basis(1)	4,763
Discount	264
Total future value	$5,027
 ____________________

(1)	Excludes scheduled net earned premiums on consolidated FG VIEs of $262 million.

Selected Information for Policies Paid in Installments

	As of December 31, 2012	As of December 31, 2011
	(dollars in millions)
Premiums receivable, net of ceding commission payable	$1,005	$1,003
Gross deferred premium revenue	1,908	2,193
Weighted-average risk-free rate used to discount premiums	3.5%	3.4%
Weighted-average period of premiums receivable (in years)	9.6	9.8

5.	Financial Guaranty Insurance Acquisition Costs

Accounting Policy

Policy acquisition costs that are directly related and essential to successful insurance contract acquisition are deferred for contracts accounted for as insurance. Amortization of deferred policy acquisition costs includes the accretion of discount on ceding commission income and expense. Acquisition costs associated with derivative contracts are not deferrable.

In October 2010, the FASB adopted Accounting Standards Update (“Update”) No. 2010-26. The Company adopted this guidance January 1, 2012, with retrospective application. As of January 1, 2010, the effect of retrospective application of Update No. 2010-26 was a reduction to deferred acquisition costs ("DAC") of $80 million and a reduction to retained earnings of $55 million. There was no impact to cash flow. The Update specifies that certain costs incurred in the successful acquisition of new and renewal insurance contracts should be capitalized. These costs include direct costs of contract acquisition that result directly from and are essential to the contract transaction. These costs include expenses such as ceding commissions and the cost of underwriting personnel. Ceding commission expense on assumed reinsurance contracts and ceding commission income on ceded reinsurance contracts that are associated with premiums received in installments are calculated at their contractually defined rates and included in DAC, with a corresponding offset to net premiums receivable or reinsurance balances payable. Management uses its judgment in determining the type and amount of cost to be deferred. The Company conducts an annual study to determine which operating costs qualify for deferral. Costs incurred by the insurer for soliciting potential customers, market research, training, administration, unsuccessful acquisition efforts, and product development as well as all overhead type costs are charged to expense as incurred. DAC are amortized in proportion to net earned premiums. When an insured obligation is retired early, the remaining related DAC is expensed at that time.

Expected losses, which include loss adjustment expenses (“LAE”), investment income, and the remaining costs of servicing the insured or reinsured business, are considered in determining the recoverability of DAC.

Effect of Retrospective Application of New Deferred Acquisition Cost Guidance
On Consolidated Statements of Operations

	As Reported Year Ended 2011	Retroactive Application Adjustment	As Revised Year Ended 2011
	(in millions except per share amounts)
Amortization of DAC	$31	$(14)	$17
Other operating expenses	193	19	212
Net income (loss)	776	(3)	773
Earnings per share:
Basic	4.23	(0.02)	4.21
Diluted	4.18	(0.02)	4.16

	As Reported Year Ended 2010	Retroactive Application Adjustment	As Revised Year Ended 2010
	(in millions except per share amounts)
Amortization of DAC	$34	$(12)	$22
Other operating expenses	212	26	238
Net income (loss)	494	(10)	484
Earnings per share:
Basic	2.68	(0.05)	2.63
Diluted	2.61	(0.05)	2.56

The effect of retrospective application of Update No. 2010-26 was a reduction to DAC of $99 million as of December 31, 2011.

Rollforward of Deferred Acquisition Costs
With Retrospective Application of Change in Accounting Principle

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Balance, beginning of period	$132	$146	$162
Costs deferred during the period:
Ceded and assumed commissions	(13)	(13)	(18)
Premium taxes	4	7	12
Compensation and other acquisition costs	10	9	13
Total	1	3	7
Costs amortized during the period	(17)	(17)	(22)
Foreign exchange translation	—	—	(1)
Balance, end of period	$116	$132	$146

6.	Expected Loss to be Paid

Accounting Policy

The insured portfolio includes policies accounted for under three separate accounting models depending on the characteristics of the contract and the Company's control rights. The Company has paid and expects to pay future losses on policies which fall under each of the three accounting models. The following provides a summarized description of the three accounting models required under GAAP for each type of contract, with references to additional information provided throughout this report. The three models are insurance, derivative and VIE consolidation.

However, in order to effectively evaluate and manage the economics and liquidity of the entire insured portfolio, management compiles and analyzes loss information for all policies on a consistent basis because loss payments must be made regardless of accounting model. That is, management monitors and assigns ratings and calculates expected losses in the same manner for all its exposures regardless of form or differing accounting models. Management also considers contract specific characteristics that affect the estimates of expected loss. The discussion of expected loss to be paid within this note encompasses expected losses on all policies in the insured portfolio, whatever the accounting treatment. Net expected loss to be paid in the tables below consists of the present value of future: expected claim and LAE payments, expected recoveries of excess spread in the transaction structures, cessions to reinsurers, and expected recoveries for breaches of representations and warranties ("R&W") and other loss mitigation strategies. Assumptions used in the determination of the net expected loss to be paid presented below, such as delinquency, severity, and discount rates and expected timeframes to recovery in the mortgage market were consistent by sector regardless of the accounting model used.

Accounting Models:

The following is a summary of each of the accounting models prescribed by GAAP with a reference to the notes that describe the accounting polices and required disclosures. This note provides information regarding expected claim payments to be made under all insured contracts regardless of form of execution.

Insurance Accounting

For contracts accounted for as financial guaranty insurance, loss and LAE reserve is recorded only to the extent and for the amount that expected losses to be paid exceed unearned premium reserve. As a result, the Company has expected losses that have not yet been expensed but will be expensed in future periods. Such amounts will be expensed in future periods as deferred premium revenue amortizes into income. Expected loss to be paid is important from a liquidity perspective in that it represents the present value of amounts that the Company expects to pay or recover in future periods. Expected loss to be expensed is important because it presents the Company's projection of incurred losses that will be recognized in future periods as deferred premium revenue amortizes into income. See Note 7, Financial Guaranty Insurance Losses.

Derivative Accounting, at Fair Value

For contracts that do not meet the financial guaranty scope exception in the derivative accounting guidance (primarily due to the fact that the insured is not required to be exposed to the insured risk throughout the life of the contract), the Company records such credit derivative contracts at fair value on the consolidated balance sheet with changes in fair value recorded in the consolidated statement of operations. Expected loss to be paid is an important measure used by management to analyze the net economic loss on credit derivatives. The fair value recorded on the balance sheet represents an exit price in a hypothetical market because the Company does not trade its credit derivative contracts. The fair value is determined using significant Level 3 inputs in an internally developed model while the expected loss to be paid (which represents the present value of expected cash outflows) uses methodologies and assumptions consistent with financial guaranty insurance expected losses to be paid. See Note 8, Fair Value Measurement and Note 9, Financial Guaranty Contracts Accounted for as Credit Derivatives.

VIE Consolidation, at Fair Value

For financial guaranty insurance contracts issued on the debt of variable interest entities over which the Company is deemed to be the primary beneficiary due to its control rights, as defined in accounting literature, the Company consolidates the FG VIE. The Company's expected loss to be paid is reflected in the fair value of the FG VIEs liabilities. The Company carries the assets and liabilities of the FG VIEs at fair value under the fair value option election. Management assesses the losses on the insured debt of the consolidated FG VIEs in the same manner as other financial guaranty insurance and credit derivative contracts. Expected loss to be paid for FG VIEs pursuant to AGC's and AGM's financial guaranty insurance policies is calculated in a manner consistent with the Company's other financial guaranty insurance contracts.

Expected Loss to be Paid

The expected loss to be paid is equal to the present value of expected future cash outflows for claim and LAE payments, net of inflows for expected salvage and subrogation (i.e. excess spread on the underlying collateral, and estimated and contractual recoveries for breaches of representations and warranties), using current risk-free rates. When the Company becomes entitled to the cash flow from the underlying collateral of an insured credit under salvage and subrogation rights as a result of a claim payment or estimated future claim payment, it reduces the expected loss to be paid on the contract. Net expected loss to be paid is defined as expected loss to be paid, net of amounts ceded to reinsurers.

The current risk-free rate is based on the remaining period of the contract used in the premium revenue recognition calculation (i.e., the contractual or expected period, as applicable). The Company updates the discount rate each quarter and records the effect of such changes in economic loss development. Expected cash outflows and inflows are probability weighted cash flows that reflect the likelihood of all possible outcomes. The Company estimates the expected cash outflows and inflows using management's assumptions about the likelihood of all possible outcomes based on all information available to it. Those assumptions consider the relevant facts and circumstances and are consistent with the information tracked and monitored through the Company's risk-management activities.

Economic Loss Development

Economic loss development represents the change in expected loss to be paid attributable to all factors other than loss and LAE payments. It includes the effects of changes in assumptions based on observed market trends, changes in discount rates, accretion of discount and the economic effects of loss mitigation efforts.

Loss Mitigation

Expected loss to be paid and economic loss development include the effects of loss mitigation strategies and other contractual rights to mitigate losses such as: negotiated and estimated recoveries for breaches of representations and warranties, and purchases of insured debt obligations. Additionally, in certain cases, issuers of insured obligations elected, or the Company and an issuer mutually agreed as part of a negotiation, to deliver the underlying collateral or insured obligation to the Company. In circumstances where the Company has acquired its own insured obligations that have expected losses, either as part of loss mitigation strategy or via delivery of underlying collateral, expected loss to be paid is reduced by the proportionate share of the insured obligation that was purchased. The difference between the purchase price of the obligation and the fair value excluding the value of the Company's insurance, is treated as a paid loss for both purchased bonds and delivered collateral or insured obligations. Assets that are purchased or put to the Company are recorded in the investment portfolio, at fair value, excluding the value of the Company's insurance or credit derivative contract. See Note 11, Investments and Cash and Note 8, Fair Value Measurement.

Loss Estimation Process

The Company’s loss reserve committees estimate expected loss to be paid for all contracts. Surveillance personnel present analyses related to potential losses to the Company’s loss reserve committees for consideration in estimating the expected loss to be paid. Such analyses include the consideration of various scenarios with potential probabilities assigned to them. Depending upon the nature of the risk, the Company’s view of the potential size of any loss and the information available to the Company, that analysis may be based upon individually developed cash flow models, internal credit rating assessments and sector-driven loss severity assumptions or judgmental assessments. In the case of its assumed business, the Company may conduct its own analysis as just described or, depending on the Company’s view of the potential size of any loss and the information available to the Company, the Company may use loss estimates provided by ceding insurers. The Company’s loss reserve committees review and refresh the estimate of expected loss to be paid each quarter. The Company’s estimate of ultimate loss on a policy is subject to significant uncertainty over the life of the insured transaction due to the potential for significant variability in credit performance as a result of economic, fiscal and financial market variability over the long duration of most contracts. The determination of expected loss to be paid is an inherently subjective process involving numerous estimates, assumptions and judgments by management.

The following table presents a roll forward of the present value of net expected loss to be paid for all contracts, whether accounted for as insurance, credit derivatives or FG VIEs, by sector before and after the benefit for estimated and contractual recoveries for breaches of R&W. The Company used weighted average risk-free rates for U.S. dollar denominated obligations, which ranged from 0.0% to 3.28% as of December 31, 2012 and 0.0% to 3.27% as of December 31, 2011.

Net Expected Loss to be Paid
Before Recoveries for Breaches of R&W
Roll Forward by Sector
Year Ended December 31, 2012

	Net Expected Loss to be Paid as of December 31, 2011(2)	Economic Loss Development	(Paid) Recovered Losses(1)	Net Expected Loss to be Paid as of December 31, 2012(2)
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$5	$5	$—	$10
Alt-A first lien	702	102	(111)	693
Option ARM	935	128	(603)	460
Subprime	342	57	(48)	351
Total first lien	1,984	292	(762)	1,514
Second lien:
Closed-end second lien	138	(5)	(34)	99
HELOCs	159	80	(200)	39
Total second lien	297	75	(234)	138
Total U.S. RMBS	2,281	367	(996)	1,652
TruPS	64	(30)	(7)	27
Other structured finance	342	2	(32)	312
U.S. public finance	16	74	(83)	7
Non-U.S public finance	51	221	(220)	52
Other insurance	2	(17)	12	(3)
Total	$2,756	$617	$(1,326)	$2,047

Net Expected Loss to be Paid
Before Recoveries for Breaches of R&W
Roll Forward by Sector
Year Ended December 31, 2011

	Net Expected Loss to be Paid as of December 31, 2010	Economic Loss Development	(Paid) Recovered Losses(1)	Expected Loss to be Paid as of December 31, 2011
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$2	$3	$—	$5
Alt-A first lien	549	250	(97)	702
Option ARM	941	515	(521)	935
Subprime	337	27	(22)	342
Total first lien	1,829	795	(640)	1,984
Second lien:
Closed-end second lien	266	(46)	(82)	138
HELOCs	198	290	(329)	159
Total second lien	464	244	(411)	297
Total U.S. RMBS	2,293	1,039	(1,051)	2,281
TruPS	90	(21)	(5)	64
Other structured finance	262	101	(21)	342
U.S. public finance	82	(1)	(65)	16
Non-U.S public finance	7	44	—	51
Other insurance	2	—	—	2
Total	$2,736	$1,162	$(1,142)	$2,756
____________________

(1)
Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded in reinsurance recoverable on paid losses included in other assets.

(2)
Includes expected LAE to be paid for mitigating claim liabilities of $39 million as of December 31, 2012 and $35 million as of December 31, 2011. The Company paid $47 million and $25 million in LAE for the years ended December 31, 2012 and 2011, respectively.

Net Expected Recoveries from
Breaches of R&W Rollforward
Year Ended December 31, 2012

	Future Net R&W Benefit as of December 31, 2011	R&W Development and Accretion of Discount During 2012	R&W Recovered During 2012(1)	Future Net R&W Benefit as of December 31, 2012(2)
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$3	$1	$—	$4
Alt-A first lien	407	40	(69)	378
Option ARM	725	89	(223)	591
Subprime	101	8	—	109
Total first lien	1,236	138	(292)	1,082
Second lien:
Closed end second lien	224	5	(91)	138
HELOC	190	36	(76)	150
Total second lien	414	41	(167)	288
Total	$1,650	$179	$(459)	$1,370

Net Expected Recoveries from
Breaches of R&W Rollforward
Year Ended December 31, 2011

	Future Net R&W Benefit as of December 31, 2010	R&W Development and Accretion of Discount During 2011	R&W Recovered During 2011(1)	Future Net R&W Benefit as of December 31, 2011
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$1	$2	$—	$3
Alt-A first lien	149	260	(2)	407
Option ARM	312	508	(95)	725
Subprime	27	74	—	101
Total first lien	489	844	(97)	1,236
Second lien:
Closed end second lien	178	55	(9)	224
HELOC	1,004	139	(953)	190
Total second lien	1,182	194	(962)	414
Total	$1,671	$1,038	$(1,059)	$1,650
____________________

(1)	Gross amounts recovered were $485 million and $1,212 million for years ended December 31, 2012 and 2011, respectively.

(2)	Includes excess spread that the Company will receive as salvage as a result of a settlement agreement with a R&W provider.

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward
Year Ended December 31, 2012

	Net Expected Loss to be Paid as of December 31, 2011	Economic Loss Development	(Paid) Recovered Losses(1)	Net Expected Loss to be Paid as of December 31, 2012
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$2	$4	$—	$6
Alt-A first lien	295	62	(42)	315
Option ARM	210	39	(380)	(131)
Subprime	241	49	(48)	242
Total first lien	748	154	(470)	432
Second lien:
Closed-end second lien	(86)	(10)	57	(39)
HELOCs	(31)	44	(124)	(111)
Total second lien	(117)	34	(67)	(150)
Total U.S. RMBS	631	188	(537)	282
TruPS	64	(30)	(7)	27
Other structured finance	342	2	(32)	312
U.S. public finance	16	74	(83)	7
Non-U.S public finance	51	221	(220)	52
Other	2	(17)	12	(3)
Total	$1,106	$438	$(867)	$677

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward
Year Ended December 31, 2011

	Net Expected Loss to be Paid as of December 31, 2010	Economic Loss Development	(Paid) Recovered Losses(1)	Expected Loss to be Paid as of December 31, 2011
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$1	$1	$—	$2
Alt-A first lien	400	(10)	(95)	295
Option ARM	629	7	(426)	210
Subprime	310	(47)	(22)	241
Total first lien	1,340	(49)	(543)	748
Second lien:
Closed-end second lien	88	(101)	(73)	(86)
HELOCs	(806)	151	624	(31)
Total second lien	(718)	50	551	(117)
Total U.S. RMBS	622	1	8	631
TruPS	90	(21)	(5)	64
Other structured finance	262	101	(21)	342
U.S. public finance	82	(1)	(65)	16
Non-U.S public finance	7	44	—	51
Other	2	—	—	2
Total	$1,065	$124	$(83)	$1,106
 ____________________

(1)
Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded in reinsurance recoverable on paid losses included in other assets.

The following tables present the present value of net expected loss to be paid for all contracts by accounting model, by sector and after the benefit for estimated and contractual recoveries for breaches of R&W.

Net Expected Loss to be Paid
By Accounting Model
As of December 31, 2012

	Financial Guaranty Insurance	FG VIEs(1)	Credit Derivatives	Total
	(in millions)
US RMBS:
First lien:
Prime first lien	$4	$—	$2	$6
Alt-A first lien	164	27	124	315
Option ARM	(114)	(37)	20	(131)
Subprime	118	50	74	242
Total first lien	172	40	220	432
Second Lien:
Closed-end second lien	(60)	31	(10)	(39)
HELOCs	56	(167)	—	(111)
Total second lien	(4)	(136)	(10)	(150)
Total U.S. RMBS	168	(96)	210	282
TruPS	1	—	26	27
Other structured finance	224	—	88	312
U.S. public finance	7	—	—	7
Non-U.S. public finance	51	—	1	52
Subtotal	$451	$(96)	$325	680
Other				(3)
Total				$677

Net Expected Loss to be Paid
By Accounting Model
As of December 31, 2011

	Financial Guaranty Insurance	FG VIEs(1)	Credit Derivatives	Total
	(in millions)
US RMBS:		—
First lien:		—
Prime first lien	$2	$—	$—	$2
Alt-A first lien	130	5	160	295
Option ARM	128	25	57	210
Subprime	96	44	101	241
Total first lien	356	74	318	748
Second Lien:
Closed-end second lien	(58)	(22)	(6)	(86)
HELOCs	128	(159)	—	(31)
Total second lien	70	(181)	(6)	(117)
Total U.S. RMBS	426	(107)	312	631
TruPS	13	—	51	64
Other structured finance	240	—	102	342
U.S. public finance	16	—	—	16
Non-U.S. public finance	50	—	1	51
Subtotal	$745	$(107)	$466	1,104
Other				2
Total				$1,106
___________________
(1)    Refer to Note 10, Consolidation of Variable Interest Entities.

The following tables present the net economic loss development for all contracts by accounting model, by sector and after the benefit for estimated and contractual recoveries for breaches of R&W.

Net Economic Loss Development
By Accounting Model
Year Ended December 31, 2012

	Financial Guaranty Insurance	FG VIEs(1)	Credit Derivatives(2)	Total
	(in millions)
US RMBS:
First lien:
Prime first lien	$2	$—	$2	$4
Alt-A first lien	38	(10)	34	62
Option ARM	37	(8)	10	39
Subprime	31	7	11	49
Total first lien	108	(11)	57	154
Second Lien:
Closed-end second lien	13	(23)	—	(10)
HELOCs	37	7	—	44
Total second lien	50	(16)	—	34
Total U.S. RMBS	158	(27)	57	188
TruPS	(11)	—	(19)	(30)
Other structured finance	15	—	(13)	2
U.S. public finance	75	—	(1)	74
Non-U.S. public finance	222	—	(1)	221
Subtotal	$459	$(27)	$23	455
Other				(17)
Total				$438

Net Economic Loss Development
By Accounting Model
Year Ended December 31, 2011

	Financial Guaranty Insurance	FG VIEs(1)	Credit Derivatives(2)	Total
	(in millions)
US RMBS:		—
First lien:		—
Prime first lien	$—	$—	$1	$1
Alt-A first lien	(2)	17	(25)	(10)
Option ARM	(94)	98	3	7
Subprime	(121)	78	(4)	(47)
Total first lien	(217)	193	(25)	(49)
Second Lien:
Closed-end second lien	(96)	18	(23)	(101)
HELOCs	318	(167)	—	151
Total second lien	222	(149)	(23)	50
Total U.S. RMBS	5	44	(48)	1
TruPS	—	—	(21)	(21)
Other structured finance	111	—	(10)	101
U.S. public finance	42	—	(43)	(1)
Non-U.S. public finance	—	—	44	44
Subtotal	$158	$44	$(78)	124
Other				—
Total				$124
___________________
(1)    Refer to Note 10, Consolidation of Variable Interest Entities.

(2)    Refer to Note 9, Financial Guaranty Contracts Accounted for as Credit Derivatives.

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

The Company is in the process of enforcing claims for breaches of R&W regarding the characteristics of the loans included in the collateral pools. The Company calculates a credit from the RMBS issuer for such recoveries where the R&W were provided by an entity the Company believes to be financially viable and where the Company already has access or believes it will attain access to the underlying mortgage loan files. Where the Company has an agreement with an R&W provider (e.g., the Bank of America Agreement or the Deutsche Bank Agreement) or where it is in advanced discussions on a potential agreement, that credit is based on the agreement or potential agreement. In second lien RMBS transactions where there is no agreement or advanced discussions, this credit is based on a percentage of actual repurchase rates achieved across those transactions where material repurchases have been made. In certain scenarios included in the probability weighted R&W estimates for first lien RMBS transactions where there is no agreement or advanced discussions, this credit is estimated by reducing collateral losses projected by the Company to reflect a percentage of the recoveries the Company believes it will achieve, based on a percentage of actual repurchase rates achieved or based on the Company's two largest settlements with Bank of America Agreement and Deutsche Bank Agreement. The first lien approach is different from the second lien approach because the Company’s first lien transactions have multiple tranches and a more complicated method is required to correctly allocate credit to each tranche. In each case, the credit is a function of the projected lifetime collateral losses in the collateral pool, so an increase in projected collateral losses generally increases the R&W credit calculated by the Company for the RMBS issuer. Further detail regarding how the Company calculates these credits may be found under “Breaches of Representations and Warranties” below.

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

The ultimate performance of the Company’s RMBS transactions remains highly uncertain, may differ from the Company's projections and may be subject to considerable volatility due to the influence of many factors, including the level and timing of loan defaults, changes in housing prices, results from the Company’s loss mitigation activities and other variables. The Company will continue to monitor the performance of its RMBS exposures and will adjust its RMBS loss projection assumptions and scenarios based on actual performance and management’s view of future performance.

Year-End 2012 Compared to Year-End 2011 U.S. RMBS Loss Projections

The Company's RMBS loss projection methodology assumes that the housing and mortgage markets will eventually improve. Each quarter the Company makes a judgment as to whether to change the assumptions it uses to make RMBS loss projections based on its observation during the quarter of the performance of its insured transactions (including early stage delinquencies, late stage delinquencies and, for first liens, loss severity) as well as the residential property market and economy in general, and, to the extent it observes changes, it makes a judgment as whether those changes are normal fluctuations or part of a trend. Based on such observations, the Company chose to use essentially the same assumptions and scenarios to project RMBS loss as of December 31, 2012 as it used as of December 31, 2011, except that as compared to December 31, 2011:

•	in its most optimistic scenario, it reduced by three months the period it assumed it would take the mortgage market to recover; and

•	in its most pessimistic scenario, it increased by three months the period it assumed it would take the mortgage market to recover.

The Company's use of essentially the same assumptions and scenarios to project RMBS losses as of December 31, 2012 as at December 31, 2011 was consistent with its view at December 31, 2012 that the housing and mortgage market recovery is occurring at a slower pace than it anticipated at December 31, 2011. The Company's changes during 2012 to the period it would take the mortgage market to recover in its most optimistic scenario and its most pessimistic scenario allowed it to consider a wider range of possibilities for the speed of the recovery. Since the Company's projections for each RMBS transaction are based on the delinquency performance of the loans in that individual RMBS transaction, improvement or deterioration in that aspect of a transaction's performance impacts the projections for that transaction. The methodology and assumptions the Company uses to project RMBS losses and the scenarios it employs are described in more detail below under "– U.S. Second Lien RMBS Loss Projections: HELOCs and Closed-End Second Lien" and " – U.S. First Lien RMBS Loss Projections: Alt A First Lien, Option ARM, Subprime and Prime".

Year-End 2011 Compared to Year-End 2010 U.S. RMBS Loss Projections

During 2011 the Company made a judgment as to whether to change the assumptions it used to make RMBS loss projections based on its observation of the performance of its insured transactions (including early stage delinquencies, late stage delinquencies and, for first liens, loss severity) as well as the residential property market and economy in general, and, to the extent it observed changes, it made a judgment as whether those changes were normal fluctuations or part of a trend. Based on such observations, the Company chose to use essentially the same assumptions and scenarios to project RMBS loss as of December 31, 2011 as it used as of December 31, 2010, except that as compared to December 31, 2010:

•
based on its observation of the slow mortgage market recovery, the Company increased its base case expected period for reaching the final conditional default rate in second lien transactions and adjusted the probability weightings it applied to second lien scenarios from year-end 2010 to reflect the changes to those scenarios;

•
also based on its observation of the slow mortgage market recovery the Company added a more stressful first lien scenario at year-end 2011 reflecting an even slower potential recovery in the housing and mortgage markets, making what had prior to that been a stress scenario its base scenario;

•	based on its observation of increased loss severity rates, the Company increased its projected loss severity rates in various of its first lien scenarios; and

•	based on its observation of liquidation rates, the Company decreased the liquidation rates it applied to non-performing loans.

The Company's use of essentially the same assumptions and scenarios to project RMBS losses as of December 31, 2011 as at December 31, 2010 was consistent with its view at December 31, 2011 that the housing and mortgage market recovery was occurring at a slower pace than it anticipated at December 31, 2010. Since the Company's projections for each RMBS transaction are based on the delinquency performance of the loans in that individual RMBS transaction, improvement or deterioration in that aspect of a transaction's performance impacts the projections for that transaction. The methodology and assumptions the Company uses to project RMBS losses and the scenarios it employs are described in more detail below under "– U.S. Second Lien RMBS Loss Projections: HELOCs and Closed-End Second Lien" and " – U.S. First Lien RMBS Loss Projections: Alt A First Lien, Option ARM, Subprime and Prime".

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

The delinquency performance of HELOC and closed end second lien exposures included in transactions insured by the Company began to deteriorate in 2007, and such transactions continue to perform below the Company’s original underwriting expectations. While insured securities benefit from structural protections within the transactions designed to absorb collateral losses in excess of previous historically high levels, in many second lien RMBS projected losses now exceed those structural protections.

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

Key Assumptions in Base Case Expected Loss Estimates
Second Lien RMBS(1)

HELOC key assumptions	As of December 31, 2012			As of December 31, 2011			As of December 31, 2010
Plateau CDR	3.8%	–	15.9%	4.0%	–	27.4%	4.2%	–	22.0%
Final CDR trended down to	0.4%	–	3.2%	0.4%	–	3.2%	0.4%	–	3.2%
Expected period until final CDR	36 months			36 months			36 months
Initial CPR	2.9%	–	15.4%	1.4%	–	25.8%	3.3%	–	17.5%
Final CPR	10%			10%			10%
Loss severity	98%			98%			98%
Initial draw rate	0.0%	–	4.8%	0.0%	–	15.3%	0.0%	–	6.8%

Closed-end second lien key assumptions	As of December 31, 2012			As of December 31, 2011			As of December 31, 2010
Plateau CDR	7.3%	–	20.7%	6.9%	–	29.5%	7.3%	–	38.8%
Final CDR trended down to	3.5%	–	9.1%	3.5%	–	9.1%	3.3%	–	9.1%
Expected period until final CDR	36 months			36 months			36 months
Initial CPR	1.9%	–	12.5%	0.9%	–	14.7%	1.3%	–	9.7%
Final CPR	10%			10%			10%
Loss severity	98%			98%			98%
 ____________________

(1)	Represents variables for most heavily weighted scenario (the “base case”).

In second lien transactions the projection of near-term defaults from currently delinquent loans is relatively straightforward because loans in second lien transactions are generally “charged off” (treated as defaulted) by the securitization’s servicer once the loan is 180 days past due. Most second lien transactions report the amount of loans in five monthly delinquency categories (i.e., 30-59 days past due, 60-89 days past due, 90-119 days past due, 120-149 days past due and 150-179 days past due). The Company estimates the amount of loans that will default over the next five months by calculating current representative liquidation rates (the percent of loans in a given delinquency status that are assumed to ultimately default) from selected representative transactions and then applying an average of the preceding twelve months’ liquidation rates to the amount of loans in the delinquency categories. The amount of loans projected to default in the first through fifth months is expressed as a CDR. The first four months’ CDR is calculated by applying the liquidation rates to the current period past due balances (i.e., the 150-179 day balance is liquidated in the first projected month, the 120-149 day balance is liquidated in the second projected month, the 90-119 day balance is liquidated in the third projected month and the 60-89 day balance is liquidated in the fourth projected month). For the fifth month the CDR is calculated using the average 30-59 day past due balances for the prior three months. The fifth month CDR is then used as the basis for the plateau period that follows the embedded five months of losses.

As of December 31, 2012, for the base case scenario, the CDR (the “plateau CDR”) was held constant for one month. Once the plateau period has ended, the CDR is assumed to gradually trend down in uniform increments to its final long-term steady state CDR. In the base case scenario, the time over which the CDR trends down to its final CDR is 30 months. Therefore, the total stress period for second lien transactions is 36 months, comprising five months of delinquent data, a one month plateau period and 30 months of decrease to the steady state CDR. This is the same as December 31, 2011, but 12 months longer than the total stress period of 24 months (comprising five months of delinquent data, a one month plateau period and 18 months of decrease to the steady state CDR) it used for December 31, 2010. The long-term steady state CDR is calculated as the constant CDR that would have yielded the amount of losses originally expected at underwriting. When a second lien loan defaults, there is generally a very low recovery. Based on current expectations of future performance, the Company assumes that it will only recover 2% of the collateral, the same as December 31, 2011 and December 31, 2010.

The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected (which is a function of the CDR and the loan balance over time) as well as the amount of excess spread (which is the excess of the interest paid by the borrowers on the underlying loan over the amount of interest and expenses owed on the insured obligations). In the base case, the current CPR (based on experience of the most recent three quarters) is assumed to continue until the end of the plateau before gradually increasing to the final CPR over the same period the CDR decreases. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant. The final CPR is assumed to be 10% for both HELOC and closed-end second lien transactions. This level is much higher than current rates for most transactions, but lower than the historical average, which reflects the Company’s continued uncertainty about the projected performance of the borrowers in these transactions. This pattern is consistent with how the Company modeled the CPR at December 31, 2011 and December 31, 2010. To the extent that prepayments differ from projected levels it could materially change the Company’s projected excess spread and losses.

The Company uses a number of other variables in its second lien loss projections, including the spread between relevant interest rate indices, and HELOC draw rates (the amount of new advances provided on existing HELOCs expressed as a percentage of current outstanding advances). For HELOC transactions, the draw rate is assumed to decline from the current level to a final draw rate over a period of three months. The final draw rates were assumed to range from 0.0% to 2.4%.

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

As of December 31, 2012, the Company’s base case assumed a one month CDR plateau and a 30 month ramp-down (for a total stress period of 36 months). The Company also modeled a scenario with a longer period of elevated defaults and another with a shorter period of elevated defaults and weighted them the same as of December 31, 2011. Increasing the CDR plateau to four months and increasing the ramp-down by three months to 33-months (for a total stress period of 42 months) would increase the expected loss by approximately $48 million for HELOC transactions and $3 million for closed-end second lien transactions. On the other hand, keeping the CDR plateau at one month but decreasing the length of the CDR ramp-down to 21 months (for a total stress period of 27 months) would decrease the expected loss by approximately $50 million for HELOC transactions and $3 million for closed-end second lien transactions. The length of the total stress period the Company used in its pessimistic scenario December 31, 2012 was three months longer than the total stress period it used at December 31, 2011 and 15 months longer than the total stress period it used at December 31, 2010. On the other hand, the total stress period the Company used in its optimistic scenario at December 31, 2012 was three months shorter than the total stress period it used at December 31, 2011 but nine months longer than the total stress period it used at December 31, 2010.

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

The majority of projected losses in first lien RMBS transactions are expected to come from non-performing mortgage loans (those that are delinquent or in foreclosure or where the loan has been foreclosed and the RMBS issuer owns the underlying real estate). Changes in the amount of non-performing loans from the amount projected in the previous period are one of the primary drivers of loss development in this portfolio. In order to determine the number of defaults resulting from these delinquent and foreclosed loans, the Company applies a liquidation rate assumption to loans in each of various delinquency categories. The Company arrived at its liquidation rates based on data purchased from a third party, and assumptions about how delays in the foreclosure process may ultimately affect the rate at which loans are liquidated. The liquidation rate is a standard industry measure that is used to estimate the number of loans in a given aging category that will default within a specified time period. The Company projects these liquidations to occur over two years. For both year-end 2012 and year-end 2011 the Company reviewed the data supplied by the third-party provider. Based on its review of that data, the Company maintained the same liquidation assumptions at December 31, 2012 as it had used at December 31, 2011, but these were updated from December 31, 2010. The following table shows liquidation assumptions for various delinquency categories.

First Lien Liquidation Rates

	December 31, 2012	December 31, 2011	December 31, 2010
30 – 59 Days Delinquent
Alt A and Prime	35%	35%	50%
Option ARM	50	50	50
Subprime	30	30	45
60 – 89 Days Delinquent
Alt A and Prime	55	55	65
Option ARM	65	65	65
Subprime	45	45	65
90+ Days Delinquent
Alt A and Prime	65	65	75
Option ARM	75	75	75
Subprime	60	60	70
Bankruptcy
Alt A and Prime	55	55	75
Option ARM	70	70	75
Subprime	50	50	70
Foreclosure
Alt A and Prime	85	85	85
Option ARM	85	85	85
Subprime	80	80	85
Real Estate Owned ("REO")
All	100	100	100

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

In the base case, after the initial 24-month CDR plateau period, each transaction’s CDR is projected to improve over 12 months to an intermediate CDR (calculated as 20% of its CDR plateau); that intermediate CDR is held constant for 36 months and then trails off in steps to a final CDR of 5% of the CDR plateau. Under the Company’s methodology, defaults projected to occur in the first 24 months represent defaults that can be attributed to loans that are currently delinquent or in foreclosure, while the defaults projected to occur using the projected CDR trend after the first 24 month period represent defaults attributable to borrowers that are currently performing. The CDR trend the Company used in its base case for December 31, 2012 was the same as it used for December 31, 2011 but had small differences from the one it used for December 31, 2010 (for example, for December 31, 2010 the intermediate CDR was calculated as 15% of the plateau CDR).

Another important driver of loss projections is loss severity, which is the amount of loss the transaction incurs on a loan after the application of net proceeds from the disposal of the underlying property. Loss severities experienced in first lien transactions have reached historic high levels, and the Company is assuming that these high levels generally will continue for another year (in the case of subprime loans, the Company assumes the unprecedented 90% loss severity rate will continue for six months then drop to 80% for six months before following the ramp described below). The Company determines its initial loss severity based on actual recent experience. The Company’s loss severity assumptions for December 31, 2012 were the same as it used for December 31, 2011 but, as shown in the table below, higher than the loss severity assumptions it used for December 31, 2010. The Company then assumes that loss severities begin returning to levels consistent with underwriting assumptions beginning in June 2013, and in the base case scenario, decline over two years to 40%.

The following table shows the range of key assumptions used in the calculation of expected loss to be paid for individual transactions for direct vintage 2004 - 2008 first lien U.S. RMBS.

Key Assumptions in Base Case Expected Loss Estimates
First Lien RMBS(1)

	As of December 31, 2012			As of December 31, 2011			As of December 31, 2010
Alt-A First Lien
Plateau CDR	3.8%	–	23.2%	2.8%	–	41.3%	2.4%	–	42.1%
Intermediate CDR	0.8%	–	4.6%	0.6%	–	8.3%	0.4%	–	6.3%
Final CDR	0.2%	–	1.2%	0.1%	–	2.1%	0.1%	–	2.1%
Initial loss severity	65%			65%			60%
Initial CPR	0.0%	–	39.4%	0.0%	–	37.5%	0.0%	–	37.2%
Final CPR	15%			15%			15%
Option ARM
Plateau CDR	7.0%	–	26.1%	9.6%	–	31.5%	9.8%	–	32.7%
Intermediate CDR	1.4%	–	5.2%	1.9%	–	6.3%	1.5%	–	4.9%
Final CDR	0.4%	–	1.3%	0.5%	–	1.6%	0.5%	–	1.6%
Initial loss severity	65%			65%			60%
Initial CPR	0.0%	–	10.7%	0.0%	–	29.1%	0.0%	–	18.7%
Final CPR	15%			15%			15%
Subprime
Plateau CDR	7.3%	–	26.2%	8.3%	–	29.9%	9.0%	–	34.6%
Intermediate CDR	1.5%	–	5.2%	1.7%	–	6.0%	1.3%	–	5.2%
Final CDR	0.4%	–	1.3%	0.4%	–	1.5%	0.4%	–	1.7%
Initial loss severity	90%			90%			80%
Initial CPR	0.0%	–	17.6%	0.0%	–	16.3%	0.0%	–	17%
Final CPR	15%			15%			15%
____________________
(1)                                Represents variables for most heavily weighted scenario (the “base case”).

 The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected (since that amount is a function of the conditional default rate, the loss severity and the loan balance over time) as well as the amount of excess spread (the amount by which the interest paid by the borrowers on the underlying loan exceeds the amount of interest owed on the insured obligations). The assumption for the CPR follows a similar pattern to that of the conditional default rate. The current level of voluntary prepayments is assumed to continue for the plateau period before gradually increasing over 12 months to the final CPR, which is assumed to be either 10% or 15% depending on the scenario run. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant. These assumptions are the same as those it used for December 31, 2011 and December 31, 2010.

In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the conditional default rate returned to its modeled equilibrium, which was defined as 5% of the current conditional default rate. The Company also stressed CPR and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios (including its base case) as of December 31, 2012. For December 31, 2012 the Company used the same five scenarios and weightings as it used for December 31, 2011 except that for December 31, 2012 it assumed in the most stressful scenario that the recovery would occur three months more slowly and in the most optimistic scenario that it would occur three months more quickly than it had assumed would be the case for December 31, 2011. For December 31, 2010 the Company used only four scenarios, and there were some other differences in the assumptions used for the December 31, 2010 as compared to those used for December 31, 2012. In a somewhat more stressful environment than that of the base case, where the conditional default rate plateau was extended three months (to be 27 months long) before the same more gradual conditional default rate recovery and loss severities were assumed to recover over four rather than two years (and subprime loss severities were assumed to recover only to 60%), expected loss to be paid would increase from current projections by approximately $83 million for Alt-A first liens, $21 million for Option ARM, $121 million for subprime and $4 million for prime transactions. In an even more stressful scenario where loss severities were assumed to rise and then recover over eight years and the initial ramp-down of the conditional default rate was assumed to occur over 15 months (rather than 12 months as of December 31, 2011) and other assumptions were the same as the other stress scenario, expected loss to be paid would increase from current projections by approximately $223 million for Alt-A first liens, $60 million for Option ARM, $188 million for subprime and $17 million for prime transactions. The Company also considered two scenarios where the recovery was faster than in its base case. In a scenario with a somewhat less stressful environment than the base case, where conditional default rate recovery was somewhat less gradual and the initial subprime loss severity rate was assumed to be 80% for 12 months and was assumed to recover to 40% over two years, expected loss to be paid would decrease from current projections by approximately $11 million for Alt-A first lien, $27 million for Option ARM, $34 million for subprime and $1 million for prime transactions. In an even less stressful scenario where the conditional default rate plateau was three months shorter (21 months, effectively assuming that liquidation rates would improve) and the conditional default rate recovery was more pronounced, (including an initial ramp-down of the conditional default rate over nine months rather than 12 months as at December 31, 2011), expected loss to be paid would decrease from current projections by approximately $82 million for Alt-A first lien, $61 million for Option ARM, $75 million for subprime and $1 million for prime transactions.

Breaches of Representations and Warranties

Generally, when mortgage loans are transferred into a securitization, the loan originator(s) and/or sponsor(s) provide R&W, that the loans meet certain characteristics, and a breach of such R&W often requires that the loan be repurchased from the securitization. In many of the transactions the Company insures, it is in a position to enforce these requirements. The Company uses internal resources as well as third party forensic underwriting firms and legal firms to pursue breaches of R&W. If a provider of R&W refuses to honor its repurchase obligations, the Company may choose to initiate litigation. See “-Recovery Litigation” below.

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

The Company is pursuing reimbursements for breaches of R&W regarding loan characteristics. Performance of the collateral underlying certain first and second lien securitizations has substantially differed from the Company’s original expectations. The Company has employed several loan file diligence firms and law firms as well as devoted internal resources to review the mortgage files surrounding many of the defaulted loans. The Company’s success in these efforts has resulted in several negotiated agreements in respect of the Company’s R&W claims, including one on April 14, 2011 with Bank of America and one on May 8, 2012 with Deutsche Bank AG.

On April 14, 2011, Assured Guaranty reached a comprehensive agreement with Bank of America Corporation and its subsidiaries, including Countrywide Financial Corporation and its subsidiaries (collectively, "Bank of America"), regarding their liabilities with respect to 29 RMBS transactions insured by Assured Guaranty, including claims relating to reimbursement for breaches of R&W and historical loan servicing issues ("Bank of America Agreement"). Of the 29 RMBS transactions, eight were second lien transactions and 21 were first lien transactions, all of which were financial guaranty insurance except for one first lien in credit derivative form. The Bank of America Agreement covers Bank of America-sponsored securitizations that AGM or AGC has insured, as well as certain other securitizations containing concentrations of Countrywide-originated loans that AGM or AGC has insured. The transactions covered by the Bank of America Agreement have a gross par outstanding of $3.5 billion ($3.2 billion net par outstanding) as of December 31, 2012.

Bank of America paid the Company $1,043 million in 2011 in respect of covered second lien transactions and $57 million in March 2012. In consideration of the $1.1 billion, the Company has agreed to release its claims for the repurchase of mortgage loans underlying the eight second lien transactions (i.e., Assured Guaranty will retain the risk of future insured losses without further offset for R&W claims against Bank of America).

In addition, Bank of America will reimburse Assured Guaranty 80% of claims Assured Guaranty pays on the 21 first lien transactions, until aggregate collateral losses on such RMBS transactions reach $6.6 billion. As of December 31, 2012, collateral losses for covered first lien transactions were $3.1 billion. The Company estimates that cumulative projected collateral losses for the 21 first lien transactions will be $5.1 billion. The Company accounts for the 80% loss sharing agreement with Bank of America as subrogation. As the Company calculates expected losses for these 21 first lien transactions, such expected losses will be offset by an R&W benefit from Bank of America for 80% of these amounts. As of December 31, 2012, Bank of America had placed $812 million of eligible assets in trust in order to collateralize the reimbursement obligation relating to the first lien transactions. The amount of assets required to be posted may increase or decrease from time to time, as determined by rating agency requirements. As of December 31, 2012, and before cessions to reinsurers, the Company collected $296 million, had invoiced for an additional $25 million in claims paid in December and expected to collect an additional $353 million, on a discounted basis, for covered first lien transactions under the Bank of America Agreement.

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

Assured Guaranty received a cash payment of $166 million from Deutsche Bank upon signing of the Deutsche Bank Agreement, a portion of which partially reimbursed Assured Guaranty for past losses on certain transactions. Assured Guaranty and Deutsche Bank also entered into loss sharing arrangements covering future RMBS related losses, which are described below. Under the Deutsche Bank Agreement, Deutsche Bank AG placed eligible assets in trust in order to collateralize the obligations of a reinsurance affiliate under the loss-sharing arrangements. The Deutsche Bank reinsurance affiliate may be required to post additional collateral in the future to satisfy rating agency requirements. As of December 31, 2012 the balance of the assets held in trust of $278 million was sufficient to fully collateralize Deutsche Bank's obligations, based on the Company's estimate of expected loss for the transactions covered under the agreement.

The settlement includes eight RMBS transactions (“Covered Transactions”) that Assured Guaranty has insured through financial guaranty insurance policies. The Covered Transactions are backed by first lien and second lien mortgage loans. Under the Deutsche Bank Agreement, the Deutsche Bank reinsurance affiliate will reimburse 80% of Assured Guaranty’s future losses on the Covered Transactions until Assured Guaranty’s aggregate losses (including those to date that are partially reimbursed by the $166 million cash payment) reach $319 million. Assured Guaranty currently projects that in the base case the Covered Transactions will not generate aggregate losses in excess of $319 million. In the event aggregate losses exceed $389 million, the Deutsche Bank reinsurance affiliate is required to resume reimbursement at the rate of 85% of Assured Guaranty’s losses in excess of $389 million until such losses reach $600 million. The Covered Transactions represented $531 million of gross par outstanding ($457 million on a net basis) as of December 31, 2012.

Certain uninsured tranches (“Uninsured Tranches”) of three of the Covered Transactions are included as collateral in RMBS re-securitization transactions as to which Assured Guaranty provides credit protection through CDS. Under the Deutsche Bank Agreement, the Deutsche Bank reinsurance affiliate will reimburse losses on the CDS in an amount equal to 60% of losses in these Uninsured Tranches until the aggregate losses in the Uninsured Tranches reach $141 million. In the event aggregate losses exceed $161 million, reimbursement resumes at the rate of 60% until the aggregate losses reach $185 million. The Deutsche Bank reinsurance affiliate is required to reimburse any losses in excess of $185 million at the rate of 100% until the aggregate losses reach $248 million. As of December 31, 2012, lifetime losses in the base case are expected to be $144 million, before taking the reinsurance into account. The Uninsured Tranches represent $306 million of par outstanding as of December 31, 2012.

As of December 31, 2012 and before cessions to reinsurers, the Company collected $8 million and had invoiced for an additional $4 million in claims paid in the fourth quarter 2012.

Except for the Uninsured Tranches, the settlement does not include Assured Guaranty’s CDS with Deutsche Bank. The parties have agreed to continue efforts to resolve CDS-related claims.

In the fourth quarter of 2012, the Company reached agreement with another R&W provider in an RMBS securitization transaction to repurchase underlying loans in that transaction. Such amount was applied by the securities administrator to the transaction's flow of funds and is available to support the R&W benefit on this transaction, as of December 31, 2012, of $81 million.

The Company has included in its net expected loss estimates as of December 31, 2012 an estimated net benefit from loan repurchases related to breaches of R&W of $1.4 billion, which includes $676 million from agreements with and judgments against R&W providers and $694 million in transactions where the Company does not yet have such an agreement or judgment. (Included in the $676 million is a credit for amounts awarded in a judgment subject to appeal.) Proceeds projected to be reimbursed to the Company on transactions where the Company has already paid claims are viewed as a recovery on paid losses. For transactions where the Company has not already paid claims, projected recoveries reduce projected loss estimates. In either case, projected recoveries have no effect on the amount of the Company's exposure. See “Recovery Litigation” below for a description of the related legal proceedings the Company has commenced.

The Company's success in pursuing breaches of R&W is based upon a detailed review of loan files. The Company reviewed approximately 41,400 second lien and 6,800 first lien loan files (representing approximately $3,140 million and $2,357 million, respectively, of loans) in transactions as to which it eventually reached agreements or won a judgment. For the RMBS transactions as to which the Company had not settled its claims or won a judgment for breaches of R&W as of December 31, 2012, the Company had performed a detailed review of approximately 3,700 second lien and 29,600 first lien loan files, representing approximately $264 million in second lien and $9,644 million in first lien outstanding par of loans underlying insured transactions. In the majority of its loan file reviews, the Company identified breaches of one or more R&W regarding the characteristics of the loans, such as misrepresentation of income or employment of the borrower, occupancy, undisclosed debt and non-compliance with underwriting guidelines at loan origination.

Through December 31, 2012 (but including judgments and settlements reached through February 28, 2013) the Company has caused entities providing R&Ws to pay or agree to pay (or has won a judgment requiring them to pay) approximately $2.9 billion (gross of reinsurance) in respect of their R&W liabilities for transactions in which the Company has provided a financial guaranty. Of this, $2.3 billion are payments made or to be made pursuant to agreements with or judgments against R&W providers and approximately $557 million are amounts paid into the relevant RMBS financial guaranty transactions pursuant to the transaction documents in the regular course.

The $2.3 billion of payments made or to be made by R&W providers under agreements with the Company or a judgment against them includes $1.6 billion that has already been received by the Company, as well as $698 million the Company projects receiving in the future pursuant to such currently existing agreements or judgment. Because much of that $698 million is projected to be received through loss-sharing arrangements, the exact amount the Company will receive will depend on actual losses experienced by the Covered Transactions. This amount is included in the Company's calculated credit for R&W recoveries, described below.

The $557 million paid by R&W providers were paid in the regular course into the relevant RMBS transactions in accordance with the priority of payments set out in the relevant transaction documents. Because the Company may insure only a portion of the capital structure of a transaction, such payments will not necessarily directly benefit the Company dollar-for-dollar, especially in first lien transactions. However, such payments do reduce collateral pool losses and so usually reduce the Company's expected losses.

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

 U.S. RMBS Risks with R&W Benefit

	Number of Risks (1) as of		Debt Service as of
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
			(dollars in millions)
Prime first lien	1	1	$35	$42
Alt-A first lien	26	29	4,030	4,672
Option ARM	10	13	1,101	1,843
Subprime	5	5	820	906
Closed-end second lien	4	4	196	361
HELOC (2)	7	15	549	2,978
Total	53	67	$6,731	$10,802
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

	Year Ended December 31,
	2012	2011
	(in millions)
Inclusion or removal of deals with breaches of R&W during period	$(3)	$115
Change in recovery assumptions as the result of additional file review and recovery success	70	218
Estimated increase (decrease) in defaults that will result in additional (lower) breaches	63	17
Results of settlements/judgments	40	668
Accretion of discount on balance	9	20
Total	$179	$1,038

The Company assumes that recoveries on second lien transactions that were not subject to the Deutsche Bank Agreement will occur in two to four years from the balance sheet date depending on the scenarios, and that recoveries on transactions backed by Alt-A first lien, Option ARM and Subprime loans will occur as claims are paid over the life of the transactions.

The quality of servicing of the mortgage loans underlying an RMBS transaction influences collateral performance and ultimately the amount (if any) of the Company's insured losses. The Company has established a group to mitigate RMBS losses by influencing mortgage servicing, including, if possible, causing the transfer of servicing or establishing special servicing arrangements. “Special servicing” is an industry term referencing more intense servicing applied to delinquent loans aimed at mitigating losses. Special servicing arrangements provide incentives to a servicer to achieve better performance on the mortgage loans it services. As a result of the Company’s efforts, as of February  28, 2013 the servicing of approximately $3.0 billion of mortgage loans had been transferred to a new servicer and another $1.7 billion of mortgage loans were subject to special servicing arrangements. The December 31, 2012 net insured par of the transactions subject to a servicing transfer was $2.7 billion and the net insured par of the transactions subject to a special servicing arrangement was $0.9 billion.

“XXX” Life Insurance Transactions

The Company’s $2.8 billion net par of XXX life insurance transactions as of December 31, 2012 include $923 million rated BIG. The BIG “XXX” life insurance reserve securitizations are based on discrete blocks of individual life insurance business. In each such transaction the monies raised by the sale of the bonds insured by the Company were used to capitalize a special purpose vehicle that provides reinsurance to a life insurer or reinsurer. The monies are invested at inception in accounts managed by third-party investment managers.

The BIG “XXX” life insurance transactions consist of two transactions: Ballantyne Re p.l.c and Orkney Re II p.l.c. These transactions had material amounts of their assets invested in U.S. RMBS transactions. Based on its analysis of the information currently available, including estimates of future investment performance, and projected credit impairments on the invested assets and performance of the blocks of life insurance business at December 31, 2012, the Company’s projected net expected loss to be paid is $139 million.

Student Loan Transactions

The Company has insured or reinsured $3.0 billion net par of student loan securitizations, of which $1.9 billion was issued by private issuers and classified as asset-backed and $1.1 billion was issued by public authorities and classified as public finance. Of these amounts, $217 million and $327 million, respectively, are rated BIG. The Company is projecting approximately $54 million of net expected loss to be paid in these portfolios. In general, the losses are due to: (i) the poor credit performance of private student loan collateral and high loss severities, or (ii) high interest rates on auction rate securities with respect to which the auctions have failed. The largest of these losses was approximately $25 million and related to a transaction backed by a pool of private student loans assumed by AG Re from another monoline insurer. The guaranteed bonds were issued as auction rate securities that now bear a high rate of interest due to the downgrade of the primary insurer’s financial strength rating. Further, the underlying loan collateral has performed below expectations. The overall decrease of approximately $21 million in net expected loss during 2012 is primarily due to loss mitigation efforts.

Trust Preferred Securities Collateralized Debt Obligations

The Company has insured or reinsured $5.7 billion of net par (72% of which is in CDS form) of collateralized debt obligations (“CDOs”) backed by TruPS and similar debt instruments, or “TruPS CDOs.” Of the $5.7 billion, $2.9 billion is rated BIG. The underlying collateral in the TruPS CDOs consists of subordinated debt instruments such as TruPS issued by bank holding companies and similar instruments issued by insurance companies, real estate investment trusts (“REITs”) and other real estate related issuers.

The Company projects losses for TruPS CDOs by projecting the performance of the asset pools across several scenarios (which it weights) and applying the CDO structures to the resulting cash flows. At December 31, 2012, the Company has projected expected losses to be paid for TruPS CDOs of $27 million. The decrease of approximately $37 million in net expected loss during 2012 was driven primarily by the termination of certain hedges for amounts lower than their estimated impact on cash flows if they had not been terminated.

Selected U.S. Public Finance Transactions

U.S. municipalities and related entities have been under increasing pressure over the last few quarters, and a few have filed for protection under the U.S. Bankruptcy Code, entered into state processes designed to help municipalities in fiscal distress or otherwise indicated they may consider not meeting their obligations to make timely payments on their debts. The Company expects that bondholder rights will be enforced. However, given some of these developments, and the circumstances surrounding each instance, the ultimate outcome cannot be certain. The Company will continue to analyze developments in each of these matters closely. The municipalities whose obligations the Company has insured that have filed for protection under Chapter 9 of the U.S Bankruptcy Code are: Jefferson County, Alabama and Stockton, California. The City Council of Harrisburg, Pennsylvania had also filed a purported bankruptcy petition, which was later dismissed by the bankruptcy court; a receiver for the City of Harrisburg was appointed by the Commonwealth Court of Pennsylvania on December 2, 2011.

The Company has net exposure to Jefferson County, Alabama of $708 million as of December 31, 2012. On November 9, 2011, Jefferson County filed for bankruptcy under Chapter 9 of the U.S. Bankruptcy Code. Most of the Company's net Jefferson County exposure relates to $479 million in sewer revenue exposure, of which $206 million is direct and $273 million is assumed reinsurance exposure. The sewer revenue warrants are secured by a pledge of the net revenues of the sewer system. The bankruptcy court has affirmed that the net revenues constitute a “special revenue” under Chapter 9. Therefore, the lien on net revenues of the sewer system survives the bankruptcy filing and such net revenues are not subject to the automatic stay during the pendency of Jefferson County's bankruptcy case. BNY Mellon, as trustee, had brought a lawsuit regarding the amount of net revenues to which it is entitled. Since its bankruptcy filing, Jefferson County had been withholding estimated bankruptcy-related legal expenses and an amount representing a monthly reserve for future expenditures and depreciation and amortization from the monthly payments it had been making to the trustee from sewer revenues for Debt Service. On June 29, 2012, the Bankruptcy Court ruled that “Operating Expenses” as determined under the bond indenture do not include (1) a reserve for depreciation, amortization, or future expenditures, or (2) an estimate for professional fees and expenses, such that, after payment of Operating Expenses (as defined in the indenture), monies remaining in the Revenue Account created under the bond indenture must be distributed in accordance with the waterfall set forth in the indenture without withholding any monies for depreciation, amortization, reserves, or estimated expenditures that are the subject of this litigation. Whether sufficient net revenues will be available for the payment of regularly scheduled debt service ultimately depends on the bankruptcy court's valuation of the sewer revenue stream. The Company also has assumed exposure of $32 million to warrants that are payable from Jefferson County's general fund on a "subject to appropriation" basis. In 2012 Jefferson County chose not to make payment under its General Obligation bonds, so the Company has established a projected loss for these warrants as well. The Company's remaining net exposure of $197 million to Jefferson County relates to obligations that are secured by, or payable from, certain taxes that may have the benefit of a statutory lien or a lien on “special revenues” or other collateral.

On June 28, 2012, the City of Stockton, California filed for bankruptcy under Chapter 9 of the U.S. Bankruptcy Code. The Company's net exposure to Stockton's general fund is $158 million, consisting of pension obligation and lease revenue bonds. As of December 31, 2012, the Company had paid $9 million in net claims.

The Company has $154 million of net par exposure to The City of Harrisburg, Pennsylvania, of which $92 million is BIG. The Company has paid $13 million in net claims as of December 31, 2012, and expects a full recovery.

The Company has $336 million of net par exposure to the Louisville Arena Authority. The bond proceeds were used to construct the KFC Yum Center, home to the University of Louisville men's and women's basketball teams. Actual revenues available for Debt Service are well below original projections, and under the Company's internal rating scale, the transaction is below investment grade.

The Company has $26 million remaining in net par exposure to bonds secured by the excess free cash flow of the Foxwoods Casino, run by the Mashantucket Pequot Tribe. The Company had paid $88 million in net claims as of December 31, 2012, and expects full recovery of such amount.

The Company projects that its total future expected net loss across its troubled U.S. public finance credits (after projected recoveries of claims already paid) will be $7 million as of December 31, 2012, down from $16 million as of December 31, 2011. This decrease was due primarily to the increase in expected recoveries on Foxwoods Casino.

Certain Selected European Country Transactions

The Company insures and reinsures credits with sub-sovereign exposure to various Spanish regions where a Spanish sovereign default causes the regions also to default. The Company's gross exposure to these credits is €455 million and its exposure net of reinsurance is €330 million. During 2012, the Company downgraded most of these exposures to the BB category due to concerns that these regions would not pay under their contractual obligations. As a result the Company estimated a net expected loss of $35 million, which represents a $35 million increase from December 31, 2011. During 2012 the Company paid $289 million in net claims in respect of the €314 million (€218 million net) Greek sovereign bonds it had guaranteed, and no longer has any direct financial guaranty exposure to Greece. Information regarding the Company's exposure to other Selected European Countries may be found under Note 3, Outstanding Exposure, –Economic Exposure to the Selected European Countries.

Manufactured Housing

The Company insures or reinsures a total of $297 million net par of securities backed by manufactured housing loans, a total of $204 million rated BIG. The Company has expected loss to be paid of $33 million as of December 31, 2012 compared to $24 million as of December 31, 2011.

Infrastructure Finance

The Company has exposure to infrastructure transactions with refinancing risk as to which the Company may need to make claim payments that it did not anticipate paying when the policies were issued; the aggregate amount of the claim payments may be substantial and reimbursement may not occur for an extended time, if at all. For the three largest transactions with significant refinancing risk, the Company may be exposed to, and subsequently recover, payments aggregating $1.4 billion. These transactions generally involve long-term infrastructure projects that are financed by bonds that mature prior to the expiration of the project concession. While the cash flows from these projects were expected to be sufficient to repay all of the debt over the life of the project concession, in order to pay the principal on the early maturing debt, the Company expected it to be refinanced in the market at or prior to its maturity. Due to market dislocation and increased credit spreads, the Company may have to pay a claim at the maturity of the securities, and then recover its payment from cash flows produced by the project in the future. The Company generally projects that in most scenarios it will be fully reimbursed for such payments. However, the recovery of the payments may take a long time and is uncertain. The claim payments are anticipated to occur substantially between 2014 and 2017, while the recoveries could take 20-45 years, depending on the transaction and the performance of the underlying collateral.

Recovery Litigation

RMBS Transactions

As of the date of this filing, AGM and AGC have lawsuits pending against a number of providers of representations and warranties in U.S. RMBS transactions insured by them, seeking damages. In all the lawsuits, AGM and AGC have alleged breaches of R&W in respect of the underlying loans in the transactions, and failure to cure or repurchase defective loans identified by AGM and AGC to such persons. In addition, in the lawsuits against DLJ Mortgage Capital, Inc. (“DLJ”) and Credit Suisse Securities (USA) LLC (“Credit Suisse”) and UBS Real Estate Securities Inc. ("UBS"), AGM and AGC have alleged breaches of contract in procuring falsely inflated shadow ratings (a condition to the issuance by AGM and AGC of its policies) by providing false and misleading information to the rating agencies:

•
Flagstar: AGM has sued Flagstar Bank, FSB, Flagstar Capital Markets Corporation and Flagstar ABS, LLC on the Flagstar Home Equity Loan Trust, Series 2005-1 and Series 2006-2 second lien transactions. In February 2013, the court granted judgment in favor of AGM on its claims for breach of contract in the amount of approximately $90 million plus contractual interest and attorneys' fees and costs to be determined. Flagstar Bank has indicated it intends to appeal the decision.

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

•
ResCap: AGM has sued GMAC Mortgage, LLC (formerly GMAC Mortgage Corporation; Residential Asset Mortgage Products, Inc.; Ally Bank (formerly GMAC Bank); Residential Funding Company, LLC (formerly Residential Funding Corporation); Residential Capital, LLC (formerly Residential Capital Corporation, "ResCap"); Ally Financial (formerly GMAC, LLC); and Residential Funding Mortgage Securities II, Inc. on the GMAC RFC Home Equity Loan-Backed Notes, Series 2006-HSA3 and GMAC Home Equity Loan-Backed Notes, Series 2004-HE3 second lien transactions. On May 14, 2012, ResCap and several of its affiliates (the “Debtors”) filed for Chapter 11 protection with the U.S. Bankruptcy Court. The automatic stay of Bankruptcy Code Section 362 (a) stays lawsuits (such as the suit brought by AGM) against the Debtors and AGM, the Debtors and the non-Debtor affiliates have filed a stipulation with the court agreeing to extend the stay to the non-Debtor affiliates until April 30, 2013.

•
Credit Suisse: AGM and AGC have sued DLJ and Credit Suisse on first lien U.S. RMBS transactions insured by them. The ones insured by AGM are: CSAB Mortgage-Backed Pass Through Certificates, Series 2006-2; CSAB Mortgage-Backed Pass Through Certificates, Series 2006-3; CSAB Mortgage-Backed Pass Through Certificates, Series 2006-4; and CMSC Mortgage-Backed Pass Through Certificates, Series 2007-3. The ones insured by AGC are: CSAB Mortgage-Backed Pass Through Certificates, Series 2007-1 and TBW Mortgage-Backed Pass Through Certificates, Series 2007-2. On December 6, 2011, DLJ and Credit Suisse filed a motion to dismiss the cause of action asserting breach of the document containing the condition precedent regarding the rating of the securities and claims for recissionary damages and other relief in the complaint, and on October 11, 2012, the Supreme Court of the State of New York granted the motion to dismiss. AGM and AGC intend to appeal the dismissal of certain of its claims. The causes of action against DLJ for breach of R&W and breach of its repurchase obligations remain.

•	UBS: AGM has sued UBS on the MASTR Adjustable Rate Mortgages Trust 2006-OA2, MASTR Adjustable Rate Mortgages Trust 2007-1 and MASTR Adjustable Rate Mortgages Trust 2007-3 first lien transactions. In

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

7.    Financial Guaranty Insurance Losses

Accounting Policies

Loss and LAE Reserve

Loss and LAE reserve reported on the balance sheet relates only to direct and assumed reinsurance contracts that are accounted for as insurance, substantially all of which are financial guaranty insurance contracts. The corresponding reserve ceded to reinsurers is reported as reinsurance recoverable on unpaid losses. As discussed in Note 8, Fair Value Measurement, contracts that meet the definition of a derivative, as well as consolidated FG VIE assets and liabilities, are recorded separately at fair value.

Under financial guaranty insurance accounting, the sum of unearned premium reserve (deferred premium revenue, less claim payments that have not yet been expensed or "contra-paid"), and loss and LAE reserve represents the Company's stand‑ready obligation. At contract inception, the entire stand-ready obligation is represented by unearned premium reserve. A loss and LAE reserve for an insurance contract is only recorded when the expected loss to be paid plus contra-paid (“total losses”) exceed the deferred premium revenue on a contract by contract basis.

When a claim payment is made on a contract it first reduces any recorded loss and LAE reserve. To the extent a loss and LAE reserve is not recorded on a contract, which occurs when total losses are less than deferred premium revenue, or to the extent loss and LAE reserve is not sufficient to cover a claim payment, then such claim payment is recorded as “contra-paid,” which reduces the unearned premium reserve. The contra-paid is recognized in the line item “loss and LAE” in the consolidated statement of operations when and for the amount that total losses exceed the remaining deferred premium revenue on the insurance contract. Loss and LAE in the consolidated statement of operations is presented net of cessions to reinsurers.

Salvage and Subrogation Recoverable

When the Company becomes entitled to the cash flow from the underlying collateral of an insured credit under salvage and subrogation rights as a result of a claim payment or estimated future claim payment, it reduces the expected loss to be paid on the contract. Such reduction in expected to be paid can result in one of the following:

•	a reduction in the corresponding loss and LAE reserve with a benefit to the income statement,

•	no entry recorded, if “total loss” is not in excess of deferred premium revenue, or

•	the recording of a salvage asset with a benefit to the income statement if the transaction is in a net recovery position at the reporting date.

The Company recognizes the expected recovery of claim payments made by an acquired subsidiary, including recoveries from settlement with R&W providers, prior to the date of acquisition consistent with its policy for recognizing recoveries on all financial guaranty insurance contracts. To the extent that the estimated amount of recoveries increases or decreases, due to changes in facts and circumstances, including the examination of additional loan files and our experience in recovering loans put back to the originator, the Company would recognize a benefit or expense consistent with how changes in the expected recovery of all other claim payments are recorded. The ceded component of salvage and subrogation is recorded in the line item reinsurance balances payable.

Expected Loss to be Expensed

Expected loss to be expensed represents past or future net claim payments that have not yet been expensed. Such amounts will be expensed in future periods as deferred premium revenue amortizes into income on financial guaranty insurance policies. Expected loss to be expensed is important because it presents the Company's projection of incurred losses that will be recognized in future periods, based on current expected losses to be paid.

Insurance Contracts' Loss Information

The following table provides balance sheet information on loss and LAE reserves, net of reinsurance and salvage and subrogation recoverable.

Loss and LAE Reserve (Recovery)
Net of Reinsurance and Salvage and Subrogation Recoverable
Insurance Contracts

	As of December 31, 2012			As of December 31, 2011
	Loss and LAE Reserve, net	Salvage and Subrogation Recoverable, net	Net	Loss and LAE Reserve, net	Salvage and Subrogation Recoverable, net	Net
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$3	$—	$3	$1	$—	$1
Alt-A first lien	93	—	93	70	55	15
Option ARM	52	216	(164)	142	141	1
Subprime	82	0	82	51	0	51
Total first lien	230	216	14	264	196	68
Second lien:
Closed-end second lien	5	72	(67)	11	136	(125)
HELOC	37	196	(159)	61	177	(116)
Total second lien	42	268	(226)	72	313	(241)
Total U.S. RMBS	272	484	(212)	336	509	(173)
TruPS	1	—	1	11	—	11
Other structured finance	197	4	193	223	6	217
U.S. public finance	104	134	(30)	62	70	(8)
Non-U.S. public finance	31	—	31	38	—	38
Total financial guaranty	605	622	(17)	670	585	85
Other	2	5	(3)	2	—	2
Subtotal	607	627	(20)	672	585	87
Effect of consolidating FG VIEs	(64)	(217)	153	(62)	(258)	196
Total (1)	$543	$410	$133	$610	$327	$283
____________________
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

Components of Net Reserves (Salvage)
Insurance Contracts

	As of December 31, 2012	As of December 31, 2011
	(in millions)
Loss and LAE reserve	$601	$679
Reinsurance recoverable on unpaid losses	(58)	(69)
Subtotal	543	610
Salvage and subrogation recoverable	(456)	(368)
Salvage and subrogation payable(1)	46	41
Subtotal	(410)	(327)
Other recoveries(2)	(30)	—
Subtotal	(440)	(327)
Total	103	283
Less: other	(3)	2
Financial guaranty net reserves (salvage)	$106	$281
____________________
(1)          Recorded as a component of reinsurance balances payable.

(2)     R&W recoveries recorded in other assets on the consolidated balance sheet.

Balance Sheet Classification of
Net Expected Recoveries for Breaches of R&W

	As of December 31, 2012			As of December 31, 2011
	For all Financial Guaranty Insurance Contracts	Effect of Consolidating FG VIEs	Reported on Balance Sheet(1)	For all Financial Guaranty Insurance Contracts	Effect of Consolidating FG VIEs	Reported on Balance Sheet(1)
	(in millions)
Salvage and subrogation recoverable	$449	$(169)	$280	$402	$(197)	$205
Loss and LAE reserve	571	(33)	538	858	(75)	783
____________________

(1)	The remaining benefit for R&W is not recorded on the balance sheet until the expected loss, net of R&W, exceeds unearned premium reserve.

The table below provides a reconciliation of net expected loss to be paid to net expected loss to be expensed. Expected loss to be paid differs from expected loss to be expensed due to: (1) the contra-paid which represent the payments that have been made but have not yet been expensed, (2) for transactions with a net expected recovery, the addition of claim payments that have been made (and therefore are not included in expected loss to be paid) that are expected to be recovered in the future (and therefore have reduced expected loss to be paid), and (3) loss reserves that have already been established (and therefore expensed but not yet paid).

Reconciliation of Net Expected Loss to be Paid and
Net Expected Loss to be Expensed
Insurance Contracts

As of December 31, 2012
(in millions)
Net expected loss to be paid	$355
Less: net expected loss to be paid for FG VIEs	(96)
Total	451
Contra-paid, net	124
Salvage and subrogation recoverable, net of reinsurance	405
Loss and LAE reserve, net of reinsurance	(541)
Other recoveries (1)	30
Net expected loss to be expensed (2)	$469
____________________

(1)	R&W recoveries recorded in other assets on the consolidated balance sheet.

(2)	Excludes $156 million and $223 million as of December 31, 2012 and 2011, respectively, related to consolidated FG VIEs.

The following table provides a schedule of the expected timing of net expected losses to be expensed. The amount and timing of actual loss and LAE may differ from the estimates shown below due to factors such as refundings, accelerations, commutations, changes in expected lives and updates to loss estimates. A loss and LAE reserve is only recorded for the amount by which expected loss to be expensed exceeds deferred premium revenue determined on a contract-by-contract basis. This table excludes amounts related to consolidated FG VIEs, which are eliminated in consolidation.

Net Expected Loss to be Expensed
Insurance Contracts

As of December 31, 2012
(in millions)
2013 (January 1 - March 31)	$19
2013 (April 1 - June 30)	19
2013 (July 1 - September 30)	18
2013 (October 1–December 31)	16
Subtotal 2013	72
2014	48
2015	42
2016	37
2017	36
2018 - 2022	127
2023 - 2027	59
2028 - 2032	29
After 2032	19
Total present value basis(1)	469
Discount	251
Total future value	$720

____________________

(1)	Consolidation of FG VIEs resulted in reductions of $156 million in net expected loss to be expensed.

The following table presents the loss and LAE recorded in the consolidated statements of operations by sector for non-derivative contracts. Amounts presented are net of reinsurance.

Loss and LAE
Reported on the
Consolidated Statements of Operations

	Year Ended December 31,
	2012	2011	2010

U.S. RMBS:
First lien:
Prime first lien	$2	$—	$1
Alt-A first lien	51	53	37
Option ARM	137	203	272
Subprime	38	(39)	86
Total first lien	228	217	396
Second lien:
Closed end second lien	31	1	5
HELOC	49	171	(20)
Total second lien	80	172	(15)
Total U.S. RMBS	308	389	381
TruPS	(10)	11	(5)
Other structured finance	3	107	69
U.S. public finance	51	15	28
Non-U.S. public finance	234	33	5
Subtotal	586	555	478
Other	(17)	—	—
Total insurance contracts before FG VIE consolidation	569	555	478
Effect of consolidating FG VIEs	(46)	(93)	(66)
Total loss and LAE	$523	$462	$412

The following table provides information on non-derivative financial guaranty insurance contracts categorized as BIG.

Financial Guaranty Insurance BIG Transaction Loss Summary
December 31, 2012

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks(1)	153	(57)	76	(22)	142	(51)	371	—	371
Remaining weighted-average contract period (in years)	11.0	9.3	11.5	15.3	8.5	5.8	10.2	—	10.2
Outstanding exposure:
Principal	$8,533	$(1,484)	$2,741	$(135)	$7,568	$(540)	$16,683	$—	$16,683
Interest	4,357	(585)	1,813	(131)	2,269	(137)	7,586	—	7,586
Total(2)	$12,890	$(2,069)	$4,554	$(266)	$9,837	$(677)	$24,269	$—	$24,269
Expected cash outflows (inflows)	$1,582	$(677)	$863	$(58)	$3,052	$(156)	$4,606	$(738)	$3,868
Potential recoveries(3)	(1,629)	653	(509)	18	(2,639)	142	(3,964)	798	(3,166)
Subtotal	(47)	(24)	354	(40)	413	(14)	642	60	702
Discount	(1)	9	(107)	14	(202)	0	(287)	36	(251)
Present value of expected cash flows	$(48)	$(15)	$247	$(26)	$211	$(14)	$355	$96	$451
Deferred premium revenue	$111	$(24)	$227	$(15)	$757	$(90)	$966	$(251)	$715
Reserves (salvage)(4)	$(103)	$(4)	$102	$(18)	$(35)	$11	$(47)	$153	$106

Financial Guaranty Insurance BIG Transaction Loss Summary
December 31, 2011

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks(1)	171	(68)	71	(26)	126	(48)	368	—	368
Remaining weighted-average contract period (in years)	10.0	9.2	13.7	20.5	9.2	6.4	10.4	—	10.4
Outstanding exposure:
Principal	$9,675	$(1,378)	$3,732	$(274)	$7,831	$(627)	$18,959	$—	$18,959
Interest	4,309	(486)	2,889	(405)	2,486	(170)	8,623	—	8,623
Total(2)	$13,984	$(1,864)	$6,621	$(679)	$10,317	$(797)	$27,582	$—	$27,582
Expected cash outflows (inflows)	$1,731	$(659)	$1,833	$(121)	$2,423	$(133)	$5,074	$(998)	$4,076
Potential recoveries(3)	(1,798)	664	(1,079)	39	(2,041)	100	(4,115)	1,060	(3,055)
Subtotal	(67)	5	754	(82)	382	(33)	959	62	1,021
Discount	16	(5)	(241)	32	(125)	2	(321)	45	(276)
Present value of expected cash flows	$(51)	$0	$513	$(50)	$257	$(31)	$638	$107	$745
Deferred premium revenue	$261	$(69)	$281	$(12)	$992	$(127)	$1,326	$(391)	$935
Reserves (salvage)(4)	$(97)	$7	$320	$(42)	$(110)	$7	$85	$196	$281

 ____________________

(1)
A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making Debt Service payments. The ceded number of risks represents the number of risks for which the Company ceded a portion of its exposure.

(2)	Includes BIG amounts related to FG VIEs.

(3)	Includes estimated future recoveries for breaches of R&W as well as excess spread, and draws on HELOCs.

(4)	See table “Components of net reserves (salvage).”

Ratings Impact on Financial Guaranty Business

A downgrade of one of the Company’s insurance subsidiaries may result in increased claims under financial guaranties issued by the Company, if the insured obligors were unable to pay.

For example, AGM has issued financial guaranty insurance policies in respect of the obligations of municipal obligors under interest rate swaps. Under the swaps, AGM insures periodic payments owed by the municipal obligors to the bank counterparties. Under certain of the swaps, AGM also insures termination payments that may be owed by the municipal obligors to the bank counterparties. If (i) AGM has been downgraded below the rating trigger set forth in a swap under which it has insured the termination payment, which rating trigger varies on a transaction by transaction basis; (ii) the municipal obligor has the right to cure by, but has failed in, posting collateral, replacing AGM or otherwise curing the downgrade of AGM; (iii) the transaction documents include as a condition that an event of default or termination event with respect to the municipal obligor has occurred, such as the rating of the municipal obligor being downgraded past a specified level, and such condition has been met; (iv) the bank counterparty has elected to terminate the swap; (v) a termination payment is payable by the municipal obligor; and (vi) the municipal obligor has failed to make the termination payment payable by it, then AGM would be required to pay the termination payment due by the municipal obligor, in an amount not to exceed the policy limit set forth in the financial guaranty insurance policy. The claim payments would be subject to recovery from the municipal obligor. As a result of the January 2013 Moody's downgrade of the financial strength rating of AGM, if the conditions giving rise to the obligation of AGM to make a payment under the swap policies were all satisfied, then AGM could pay claims in an amount not exceeding $109 million in respect of such termination payments. Taking into consideration whether the rating of the municipal obligor is below any applicable specified trigger, if the financial strength ratings of AGM were further downgraded below "A" by S&P or below "A2" by Moody's, and the conditions giving rise to the obligation of AGM to make a payment under the swap policies were all satisfied, then AGM could pay claims in an additional amount not exceeding $258 million in respect of such termination payments.

As another example, with respect to variable rate demand obligations ("VRDOs") for which a bank has agreed to provide a liquidity facility, a downgrade of AGM or AGC may provide the bank with the right to give notice to bondholders that the bank will terminate the liquidity facility, causing the bondholders to tender their bonds to the bank. Bonds held by the bank accrue interest at a “bank bond rate” that is higher than the rate otherwise borne by the bond (typically the prime rate plus 2.00% — 3.00%, and capped at the lesser of 25% and the maximum legal limit). In the event the bank holds such bonds for longer than a specified period of time, usually 90-180 days, the bank has the right to demand accelerated repayment of bond principal, usually through payment of equal installments over a period of not less than five years. In the event that a municipal obligor is unable to pay interest accruing at the bank bond rate or to pay principal during the shortened amortization period, a claim could be submitted to AGM or AGC under its financial guaranty policy. As of December 31, 2012, AGM and AGC had insured approximately $12.3 billion net par of VRDOs, of which approximately $0.6 billion of net par constituted VRDOs issued by municipal obligors rated BBB- or lower pursuant to the Company’s internal rating. As of the date of this filing, the Company has not been notified that a bank has terminated a liquidity facility as a result of the January 2013 Moody's downgrade, nor has there been a failed remarketing of the AGM or AGC VRDOs, although in some cases, VRDOs insured by AGM or AGC have remarketed at higher interest rates. The specific terms relating to the rating levels that trigger the bank’s termination right, and whether it is triggered by a downgrade by one rating agency or a downgrade by all rating agencies then rating the insurer, vary depending on the transaction.

8.	Fair Value Measurement

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

Transfers between Levels 1, 2 and 3 are recognized at the end of the period when the transfer occurs. The Company reviews the classification between Levels 1, 2 and 3 quarterly to determine whether a transfer is necessary. During the periods presented, there were no transfers between Level 1 and Level 2. The committed capital securities ("CCS") were transferred to Level 3 in the fair value hierarchy in the third quarter 2011 because the Company was no longer able to obtain the same level of pricing information as in past quarters. There were no transfers in or out Level 3 during 2012.

In May 2011, the FASB issued new guidance that develops common requirements for measuring fair value and for disclosing information about fair value measurements to improve the comparability of financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The new guidance clarifies the application of existing fair value measurement and disclosure requirements, changes certain principles related to measuring fair value, and requires additional disclosures about fair value measurements. The amendments were adopted in the first quarter of 2012. The Company did not have an impact on its financial position and results of operations as a result of these amendments.

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

Prices determined based upon model processes where at least one significant model assumption or input is unobservable, are considered to be Level 3 in the fair value hierarchy. At December 31, 2012, the Company used model processes to price 37 fixed maturity securities, which was 5.2% or $560 million of the Company’s fixed maturity securities and short-term investments at fair value. Level 3 securities were priced with the assistance of an independent third-party. The pricing is based on a discounted cash flow approach using the third-party’s proprietary pricing models. The models use inputs such as projected prepayment speeds;  severity assumptions; recovery lag assumptions; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); house price depreciation/appreciation rates based on macroeconomic forecasts and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the bond including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities.  Significant changes to any of these inputs could materially change the expected timing of cash flows within these securities which is a significant factor in determining the fair value of the securities.

Other Invested Assets

Other invested assets includes certain investments that are carried and measured at fair value on a recurring basis and non-recurring basis, as well as assets not carried at fair value. Within other invested assets, $112 million are carried at fair value on a recurring basis as of December 31, 2012. These assets primarily comprise certain short-term investments and fixed maturity securities classified as trading and are Level 2 in the fair value hierarchy. Also carried at fair value on a recurring basis are $1 million in notes classified as Level 3 in the fair value hierarchy. The fair value of these notes is determined by calculating the present value of the expected cash flows. The unobservable inputs used in the fair value measurement of the notes are discount rate, prepayment speed and default rate.

Within other invested assets, $7 million are carried at fair value on a non-recurring basis as of December 31, 2012. These assets are comprised of mortgage loans which are classified as Level 3 in the fair value hierarchy as there are significant unobservable inputs used in the valuation of such loans. The non-performing portion of these mortgage loans is valued using an average recovery rate. The performing loans are valued using management’s determination of future cash flows arising from these loans, discounted at the rate of return that would be required by a market participant. The unobservable inputs used in the fair value measurement of the mortgage loans are discount rate, recovery on delinquent loans, loss severity, prepayment speed and default rate.

Other Assets

Committed Capital Securities

The fair value of CCS, which is recorded in “other assets” on the consolidated balance sheets, represents the difference between the present value of remaining expected put option premium payments under AGC’s CCS (the “AGC CCS Securities”)

and AGM’s Committed Preferred Trust Securities (the “AGM CPS Securities”) agreements, and the estimated present value that the Company would hypothetically have to pay currently for a comparable security (see Note 17, Long Term Debt and Credit Facilities). The estimated current cost of the Company’s CCS depends on several factors, including broker-dealer quotes for the outstanding securities, the U.S. dollar forward swap curve, London Interbank Offered Rate ("LIBOR") curve projections and the term the securities are estimated to remain outstanding.

In the third quarter 2011, these securities were transferred to Level 3 in the fair value hierarchy because there is a reliance on significant unobservable inputs to the valuation model, including a broker-dealer quote and the Company’s estimate of the term the securities will be outstanding. Prior to the third quarter 2011, the significant market inputs used were observable; therefore, the Company classified this fair value measurement as Level 2. The Company is no longer able to obtain the same level of pricing information as in past quarters.

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

The fair value of the Company’s credit derivative contracts represents the difference between the present value of remaining net premiums the Company expects to receive or pay for the credit protection under the contract and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge or pay the Company for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual cash flows are the most readily observable inputs since they are based on the CDS contractual terms. These cash flows include premiums to be received or paid under the terms of the contract. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. If credit spreads of the underlying obligations change, the fair value of the related credit derivative changes. Market liquidity also affects valuations of the underlying obligations. Market conditions at December 31, 2012 were such that market prices of the Company’s CDS contracts were not available. Since market prices were not available, the Company used proprietary valuation models that used both unobservable and observable market data inputs as described under “Assumptions and Inputs” below. These models are primarily developed internally based on market conventions for similar transactions.

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

Assumptions and Inputs

Listed below are various inputs and assumptions that are key to the establishment of the Company’s fair value for CDS contracts.

·                  How gross spread is calculated.

·                  The allocation of gross spread among:

•	the profit the originator, usually an investment bank, realizes for putting the deal together and funding the transaction (“bank profit”);

•	premiums paid to the Company for the Company’s credit protection provided (“net spread”); and

•	the cost of CDS protection purchased by the originator to hedge their counterparty credit risk exposure to the Company (“hedge cost”).

·      The weighted average life which is based on expected remaining contractual cash flows and Debt Service schedules, which are readily observable inputs since they are based on the CDS contractual terms.

·                  The rates used to discount future expected cash flows.

The expected future premium cash flows for the Company’s credit derivatives were discounted at rates ranging from 0.21% to 2.81% at December 31, 2012 and 0.30% to 2.70% at December 31, 2011.

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

With respect to CDS transactions for which there is an expected claim payment within the next twelve months, the allocation of gross spread reflects a higher allocation to the cost of credit rather than the bank profit component. In the current market, it is assumed that a bank would be willing to accept a lower profit on distressed transactions in order to remove these transactions from its financial statements.

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

·                  Credit spreads provided by the counterparty of the CDS.

·                  Credit spreads extrapolated based upon transactions of similar asset classes, similar ratings, and similar time to maturity.

Information by Credit Spread Type

	As of December 31, 2012	As of December 31, 2011
Based on actual collateral specific spreads	6%	5%
Based on market indices	88%	90%
Provided by the CDS counterparty	6%	5%
Total	100%	100%

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

The premium the Company receives is referred to as the “net spread.” The Company’s pricing model takes into account not only how credit spreads on risks that it assumes affect pricing, but also how the Company’s own credit spread affects the pricing of its deals. The Company’s own credit risk is factored into the determination of net spread based on the impact of changes in the quoted market price for credit protection bought on the Company, as reflected by quoted market prices on CDS referencing AGC or AGM. For credit spreads on the Company’s name the Company obtains the quoted price of CDS contracts traded on AGC and AGM from market data sources published by third parties. The cost to acquire CDS protection referencing AGC or AGM affects the amount of spread on CDS deals that the Company retains and, hence, their fair value. As the cost to acquire CDS protection referencing AGC or AGM increases, the amount of premium the Company retains on a deal generally decreases. As the cost to acquire CDS protection referencing AGC or AGM decreases, the amount of premium the Company retains on a deal generally increases. In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts. Given the current market conditions and the Company’s own credit spreads, approximately 71%, as of December 31, 2012 and approximately 78% as of December 31, 2011 of our CDS contracts are fair valued using this minimum premium. The Company corroborates the assumptions in its fair value model, including the portion of exposure to AGC and AGM hedged by its counterparties, with independent third parties each reporting period. The current level of AGC’s and AGM’s own credit spread has resulted in the bank or deal originator hedging a significant portion of its exposure to AGC and AGM. This reduces the amount of contractual cash flows AGC and AGM can capture as premium for selling its protection.

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

A fair value resulting in a credit derivative asset on protection sold is the result of contractual cash inflows on in-force deals in excess of what a hypothetical financial guarantor could receive if it sold protection on the same risk as of the reporting date. If the Company were able to freely exchange these contracts (i.e., assuming its contracts did not contain proscriptions on transfer and there was a viable exchange market), it would be able to realize a gain representing the difference between the higher contractual premiums to which it is entitled and the current market premiums for a similar contract. The Company determines the fair value of its CDS contracts by applying the difference between the current net spread and the contractual net spread for the remaining duration of each contract to the notional value of its CDS contracts.

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

·                  At December 31, 2012 and 2011, the markets for the inputs to the model were highly illiquid, which impacts their reliability.

·                  Due to the non-standard terms under which the Company enters into derivative contracts, the fair value of its credit derivatives may not reflect the same prices observed in an actively traded market of credit derivatives that do not contain terms and conditions similar to those observed in the financial guaranty market.

As of December 31, 2012 these contracts were classified as Level 3 in the fair value hierarchy because there is a reliance on at least one unobservable input deemed significant to the valuation model, most significantly the Company's estimate of the value of non-standard terms and conditions of its credit derivative contracts and of amount of protection purchased on AGC or AGM's name.

Fair Value Option on FG VIEs’ Assets and Liabilities

The Company elected the fair value option for all the FG VIEs’ assets and liabilities. See Note 10, Consolidation of Variable Interest Entities.

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

Changes in fair value of the FG VIEs’ assets and liabilities are included in fair value gains (losses) on FG VIEs within the consolidated statement of operations. Except for net credit impairment that triggers a claim on the financial guaranty contract (i.e. net expected loss to be paid as described in Note 6), the unrealized fair value gains (losses) related to the consolidated FG VIEs will reverse to zero over the terms of these financial instruments.

The fair value of the Company’s FG VIE assets is sensitive to changes related to estimated prepayment speeds; estimated default rates (determined on the basis of an analysis of collateral attributes such as: historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); discount rates implied by market prices for similar securities; and house price depreciation/appreciation rates based on macroeconomic forecasts. Significant changes to some of these inputs could materially change the market value of the FG VIE’s assets and the implied collateral losses within the transaction. In general, the fair value of the FG VIE asset is most sensitive to changes in the projected collateral losses, where an increase in collateral losses typically leads to a decrease in the fair value of FG VIE assets, while a decrease in collateral losses typically leads to an increase in the fair value of FG VIE assets. These factors also directly impact the fair value of the Company’s FG VIE liabilities.

The fair value of the Company’s FG VIE liabilities is also sensitive to changes relating to estimated prepayment speeds; market values of the assets that collateralize the securities; estimated default rates (determined on the basis of an analysis of collateral attributes such as: historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); discount rates implied by market prices for similar securities; and house price depreciation/appreciation rates based on macroeconomic forecasts. In addition, the Company’s FG VIE liabilities with recourse are also sensitive to changes in the Company’s implied credit worthiness. Significant changes to any of these inputs could materially change the timing of expected losses within the insured transaction which is a significant factor in determining the implied benefit from the Company’s insurance policy guaranteeing the timely payment of principal and interest for the tranches of debt issued by the FG VIE that is insured by the Company. In general, extending the timing of expected loss payments by the Company into the future typically leads to a decrease in the value of the Company’s insurance and a decrease in the fair value of the Company’s FG VIE liabilities with recourse, while a shortening of the timing of expected loss payments by the Company typically leads to an increase in the value of the Company’s insurance and an increase in the fair value of the Company’s FG VIE liabilities with recourse.

Not Carried at Fair Value

Financial Guaranty Insurance Contracts

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

Other Invested Assets

The fair value of the other invested assets, which primarily consist of assets acquired in refinancing transactions, was determined by calculating the present value of the expected cash flows. The Company uses a market approach to determine discounted future cash flows using market driven discount rates and a variety of assumptions, including LIBOR curve projections and prepayment and default assumptions. The fair value measurement was classified as Level 3 in the fair value hierarchy because there is a reliance on significant unobservable inputs to the valuation model, including the discount rates, prepayment and default assumptions, loss severity and recovery on delinquent loans.

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
As of December 31, 2012

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed maturity securities
U.S. government and agencies	$794	$—	$794	$—
Obligations of state and political subdivisions	5,631	—	5,596	35
Corporate securities	1,010	—	1,010	—
Mortgage-backed securities:
RMBS	1,266	—	1,047	219
CMBS	520	—	520	—
Asset-backed securities	531	—	225	306
Foreign government securities	304	—	304	—
Total fixed maturity securities	10,056	—	9,496	560
Short-term investments	817	446	371	—
Other invested assets(1)	120	—	112	8
Credit derivative assets	141	—	—	141
FG VIEs’ assets, at fair value	2,688	—	—	2,688
Other assets(2)	65	24	5	36
Total assets carried at fair value	$13,887	$470	$9,984	$3,433
Liabilities:
Credit derivative liabilities	$1,934	$—	$—	$1,934
FG VIEs’ liabilities with recourse, at fair value	2,090	—	—	2,090
FG VIEs’ liabilities without recourse, at fair value	1,051	—	—	1,051
Total liabilities carried at fair value	$5,075	$—	$—	$5,075

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2011

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed maturity securities
U.S. government and agencies	$922	$—	$922	$—
Obligations of state and political subdivisions	5,456	—	5,446	10
Corporate securities	1,038	—	1,038	—
Mortgage-backed securities:
RMBS	1,428	—	1,294	134
CMBS	500	—	500	—
Asset-backed securities	458	—	223	235
Foreign government securities	340	—	340	—
Total fixed maturity securities	10,142	—	9,763	379
Short-term investments	734	210	524	—
Other invested assets(1)	43	—	32	11
Credit derivative assets	153	—	—	153
FG VIEs’ assets, at fair value	2,819	—	—	2,819
Other assets(2)	80	26	—	54
Total assets carried at fair value	$13,971	$236	$10,319	$3,416
Liabilities:
Credit derivative liabilities	$1,457	$—	$—	$1,457
FG VIEs’ liabilities with recourse, at fair value	2,397	—	—	2,397
FG VIEs’ liabilities without recourse, at fair value	1,061	—	—	1,061
Total liabilities carried at fair value	$4,915	$—	$—	$4,915
 ____________________

(1)
Includes mortgage loans that are recorded at fair value on a non-recurring basis. At December 31, 2012 and December 31, 2011, such investments were carried at their market value of $7 million and $9 million, respectively.

(2)    Includes fair value of CCS and supplemental executive retirement plan assets.

Changes in Level 3 Fair Value Measurements

The table below presents a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during the years ended December 31, 2012 and 2011.

Fair Value Level 3 Rollforward
Recurring Basis
Year Ended December 31, 2012

	Fixed Maturity Securities
	Obligations of State and Political Subdivisions		RMBS		Asset- Backed Securities		Other Invested Assets	FG VIEs’ Assets at Fair Value		Other Assets		Credit Derivative Asset (Liability), net(5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2011	$10		$134		$235		$2	$2,819		$54		$(1,304)		$(2,397)		$(1,061)
Total pretax realized and unrealized gains/(losses) recorded in:(1)
Net income (loss)	1	(2)	11	(2)	29	(2)	0	403	(3)	(18)	(4)	(585)	(6)	(264)	(3)	(195)	(3)
Other comprehensive income (loss)	(10)		16		30		(1)	—		—		—		—		—
Purchases	34		108		40		—	—		—		—		—		—
Settlements	—		(50)		(28)		—	(549)		—		96		507		205
FG VIE consolidations	—		—		—		—	15		—		—		(18)		—
FG VIE elimination	—		—		—		—	—		—		—		82		—
Fair value as of December 31, 2012	$35		$219		$306		$1	$2,688		$36		$(1,793)		$(2,090)		$(1,051)
Change in unrealized gains/(losses) related to financial instruments held as of December 31, 2012	$(10)		$11		$33		$(1)	$674		$(18)		$(480)		$(608)		$50

Fair Value Level 3 Rollforward
Recurring Basis
Year Ended December 31, 2011

	Fixed Maturity Securities
	Obligations of state and political subdivisions	RMBS		Asset Backed Securities		Other Invested Assets	FG VIEs’ Assets at Fair Value		Other Assets		Credit Derivative Asset (Liability), net(5)		FG VIEs’ Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2010	$—	$100		$210		$2	$3,657		$—		$(1,870)		$(3,031)		(1,337)
Total pretax realized and unrealized gains/(losses) recorded in:(1)
Net income (loss)	—	(23)	(2)	(8)	(2)	—	(314)	(3)	34	(4)	560	(6)	80	(3)	56	(3)
Other comprehensive income (loss)	1	(94)		9		0	—		—		—		—		—
Purchases	9	254		47		—	—		—		—		—		—
Sales	—	(4)		—		—	—		—		—		—		—
Settlements	—	(35)		(23)		0	(806)		—		6		826		283
FG VIE consolidations	—	(64)		—		—	282		—		—		(272)		(63)
Transfers into Level 3	—	—		—		—	—		20		—		—		—
Fair value as of December 31, 2011	$10	$134		$235		$2	$2,819		$54		$(1,304)		$(2,397)		(1,061)
Change in unrealized gains/(losses) related to financial instruments held as of December 31, 2011	$—	$(93)		$9		$0	$161		$34		$570		$88		(78)
 ___________________

(1)
Realized and unrealized gains (losses) from changes in values of Level 3 financial instruments represent gains (losses) from changes in values of those financial instruments only for the periods in which the instruments were classified as Level 3.

(2)	Included in net realized investment gains (losses) and net investment income.

(3)	Included in fair value gains (losses) on FG VIEs.

(4)	Recorded in fair value gains (losses) on committed capital securities.

(5)	Represents net position of credit derivatives. The consolidated balance sheet presents gross assets and liabilities based on net counterparty exposure.

(6)	Reported in net change in fair value of credit derivatives.

Level 3 Fair Value Disclosures

Quantitative Information About Level 3 Fair Value Inputs
At December 31, 2012

Financial Instrument Description	(in millions)	Valuation Technique	Significant Unobservable Inputs	Range
Assets:
Fixed maturity securities:
Obligations of state and political subdivisions	$35	Discounted	Rate of inflation	1.0%	-	3.0%
		cash flow	Cash flow receipts	4.9%	-	85.8%
			Discount rates	4.3%		9.0%
			Collateral recovery period	1 month	-	43 years

RMBS	219	Discounted	CPR	0.8%	-	7.5%
		cash flow	CDR	4.4%	-	28.6%
			Severity	48.1%	-	102.8%
			Yield	3.5%	-	12.8%
Asset-backed securities:
Whole business securitization	63	Discounted cash flow	Annual gross revenue projections (in millions)	$54	-	$96
			Value of primary financial guaranty policy	43.8%
			Liquidity discount	5.0%	-	20.0%

Investor owned utility	186	Discounted cash flow	Liquidation value (in millions)	$212	-	$242
			Years to liquidation	0 years	-	3 years
			Discount factor	15.3%

XXX life insurance transactions	57	Discounted	Yield	12.5%
		cash flow

Other invested assets	8	Discounted cash flow	Discount for lack of liquidity	10.0%	-	20.0%
			Recovery on delinquent loans	20.0%	-	60.0%
			Default rates	1.0%	-	12.0%
			Loss severity	40.0%	-	90.0%
			Prepayment speeds	6.0%	-	15.0%

FG VIEs’ assets, at fair value	2,688	Discounted	CPR	0.5%	-	10.9%
		cash flow	CDR	3.0%	-	28.6%
			Loss severity	37.5%	-	103.8%
			Yield	4.5%	-	20.0%

Financial Instrument Description	Fair Value at December 31, 2012 (in millions)	Valuation Technique	Significant Unobservable Inputs	Range
Other assets	36	Discounted cash flow	Quotes from third party pricing	$38	-	$51
			Term (years)	3 years

Liabilities:
Credit derivative liabilities, net	(1,793)	Discounted	Year 1 loss estimates	0.0%	-	58.7%
		cash flow	Hedge cost (in bps)	64.2	-	678.4
			Bank profit (in bps)	1.0	-	1,312.9
			Internal floor (in bps)	7.0	-	60.0
			Internal credit rating	AAA	-	BIG

FG VIEs’ liabilities, at fair value	(3,141)	Discounted	CPR	0.5%	-	10.9%
		cash flow	CDR	3.0%	-	28.6%
			Loss severity	37.5%	-	103.8%
			Yield	4.5%	-	20.0%

The carrying amount and estimated fair value of the Company’s financial instruments are presented in the following table.

Fair Value of Financial Instruments

	As of December 31, 2012		As of December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets:
Fixed maturity securities	$10,056	$10,056	$10,142	$10,142
Short-term investments	817	817	734	734
Other invested assets	177	182	170	182
Credit derivative assets	141	141	153	153
FG VIEs’ assets, at fair value	2,688	2,688	2,819	2,819
Other assets	166	166	186	186
Liabilities:
Financial guaranty insurance contracts(1)	3,918	6,537	4,657	4,313
Long-term debt	836	1,091	1,038	1,186
Credit derivative liabilities	1,934	1,934	1,457	1,457
FG VIEs’ liabilities with recourse, at fair value	2,090	2,090	2,397	2,397
FG VIEs’ liabilities without recourse, at fair value	1,051	1,051	1,061	1,061
Other liabilities	47	47	16	16
____________________

(1)	Carrying amount includes the the assets and liabilities related to financial guaranty insurance contract premiums, losses, and salvage and subrogation and other recoverables net of reinsurance.

9.	Financial Guaranty Contracts Accounted for as Credit Derivatives

Accounting Policy

Credit derivatives are recorded at fair value. Changes in fair value are recorded in “net change in fair value of credit derivatives” on the consolidated statement of operations. Realized gains and other settlements on credit derivatives include credit derivative premiums received and receivable for credit protection the Company has sold under its insured CDS contracts, premiums paid and payable for credit protection the Company has purchased, contractual claims paid and payable and received and receivable related to insured credit events under these contracts, ceding commissions expense or income and realized gains or losses related to their early termination. Net unrealized gains and losses on credit derivatives represent the adjustments for changes in fair value in excess of realized gains and other settlements. Fair value of credit derivatives is reflected as either net assets or net liabilities determined on a contract by contract basis in the Company's consolidated balance sheets. See Note 8, Fair Value Measurement, for a discussion on the fair value methodology for credit derivatives.

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

Credit Derivative Net Par Outstanding by Sector

The estimated remaining weighted average life of credit derivatives was 3.7 years at December 31, 2012 and 4.3 years at December 31, 2011. The components of the Company’s credit derivative net par outstanding are presented below.

Credit Derivatives Net Par Outstanding

	As of December 31, 2012				As of December 31, 2011
Asset Type	Net Par Outstanding	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Rating	Net Par Outstanding	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Rating
	(dollars in millions)
Pooled corporate obligations:
Collateralized loan obligation/collateral bond obligations	$29,142	32.8%	33.3%	AAA	$34,567	32.6%	32.0%	AAA
Synthetic investment grade pooled corporate	9,658	21.6	19.7	AAA	12,393	20.4	18.7	AAA
Synthetic high yield pooled corporate	3,626	35.0	30.3	AAA	5,049	35.7	30.3	AA+
TruPS CDOs	4,099	46.5	32.7	BB	4,518	46.6	31.9	BB
Market value CDOs of corporate obligations	3,595	30.1	32.0	AAA	4,546	30.6	28.9	AAA
Total pooled corporate obligations	50,120	31.7	30.4	AAA	61,073	31.2	28.9	AAA
U.S. RMBS:
Option ARM and Alt-A first lien	3,381	20.2	10.4	B+	4,060	19.6	13.6	BB-
Subprime first lien	3,494	29.8	52.6	A+	4,012	30.1	53.9	A+
Prime first lien	333	10.9	5.2	B	398	10.9	8.4	B
Closed end second lien and HELOCs	49	—	—	B-	62	—	—	B
Total U.S. RMBS	7,257	24.2	30.4	BBB	8,532	24.1	32.2	BBB
CMBS	4,094	33.3	41.8	AAA	4,612	32.6	38.9	AAA
Other	9,310			A-	10,830	—	—	A
Total	$70,781			AA+	$85,047			AA+
____________________

(1)	Represents the sum of subordinate tranches and over-collateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

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

The Company’s exposure to “Other” CDS contracts is also highly diversified. It includes $3.2 billion of exposure to three pooled infrastructure transactions comprising diversified pools of international infrastructure project transactions and loans to regulated utilities. These pools were all structured with underlying credit enhancement sufficient for the Company to attach at super senior AAA levels at origination. The remaining $6.1 billion of exposure in “Other” CDS contracts comprises numerous deals across various asset classes, such as commercial receivables, international RMBS, infrastructure, regulated utilities and consumer receivables. Of the total net par outstanding in the "Other" sector, $983 million is rated BIG.

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	As of December 31, 2012		As of December 31, 2011
Ratings	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
Super Senior	$18,908	26.7%	$21,802	25.6%
AAA	32,010	45.2	40,240	47.3
AA	3,083	4.4	4,342	5.1
A	5,487	7.8	5,830	6.9
BBB	4,584	6.4	5,030	5.9
BIG	6,709	9.5	7,803	9.2
Total credit derivative net par outstanding	$70,781	100.0%	$85,047	100.0%

Credit Derivative
U.S. Residential Mortgage-Backed Securities

	As of December 31, 2012				Net Change in Unrealized Gain (Loss)
Vintage	Net Par Outstanding	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Rating	Year Ended December 31, 2012
	(in millions)				(in millions)
2004 and Prior	$124	6.4%	19.2%	BBB+	$3
2005	2,036	31.2	66.3	AA+	12
2006	1,572	29.4	34.5	A-	(63)
2007	3,525	18.5	8.2	B	(503)
Total	$7,257	24.2%	30.4%	BBB	$(551)
 ____________________

(1)	Represents the sum of subordinate tranches and overcollateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

Net Change in Fair Value of Credit Derivatives

Net Change in Fair Value of Credit Derivatives Gain (Loss)

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Net credit derivative premiums received and receivable	$127	$185	$207
Net ceding commissions (paid and payable) received and receivable	1	3	3
Realized gains on credit derivatives	128	188	210
Terminations	(1)	(23)	—
Net credit derivative losses (paid and payable) recovered and recoverable	(235)	(159)	(57)
Total realized gains (losses) and other settlements on credit derivatives	(108)	6	153
Net unrealized gains (losses) on credit derivatives	(477)	554	(155)
Net change in fair value of credit derivatives	$(585)	$560	$(2)

In years ended December 31, 2012 and 2011, CDS contracts totaling $2.3 billion and $11.5 billion in net par were terminated, resulting in accelerations of credit derivative revenue of $3 million in 2012 and $25 million in 2011.

Changes in the fair value of credit derivatives occur primarily because of changes in interest rates, credit spreads, notional amounts, credit ratings of the referenced entities, expected terms, realized gains (losses) and other settlements, and the issuing company’s own credit rating, credit spreads and other market factors. Except for net estimated credit impairments (i.e., net expected loss to be paid as discussed in Note 6), the unrealized gains and losses on credit derivatives are expected to reduce to zero as the exposure approaches its maturity date. With considerable volatility continuing in the market, unrealized gains (losses) on credit derivatives may fluctuate significantly in future periods.

Net Change in Unrealized Gains (Losses) on Credit Derivatives By Sector

	Year Ended December 31,
Asset Type	2012	2011	2010
	(in millions)

Pooled corporate obligations:
CLOs/Collateral bond obligations	$6	$10	$2
Synthetic investment grade pooled corporate	18	16	(2)
Synthetic high yield pooled corporate	21	(1)	11
TruPS CDOs	15	14	59
Market value CDOs of corporate obligations	(1)	0	0
Total pooled corporate obligations	59	39	70
U.S. RMBS:
Option ARMs and Alt-A first lien	(447)	300	(281)
Subprime first lien	(55)	24	(10)
Prime first lien	(54)	47	(8)
Closed end second lien and HELOCs	5	10	(2)
Total U.S. RMBS	(551)	381	(301)
CMBS	2	11	10
Other	13	123	66
Total	$(477)	$554	$(155)

During 2012, U.S. RMBS unrealized fair value losses were generated primarily in the prime first lien, Alt-A, Option ARM and subprime RMBS sectors primarily as a result of the decreased cost to buy protection in AGC's name as the market cost of AGC's credit protection decreased. These transactions were pricing above their floor levels (or the minimum rate at which the Company would consider assuming these risks based on historical experience); therefore when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, decreased the implied spreads that the Company would expect to receive on these transactions increased. The cost of AGM's credit protection also decreased during 2012, but did not lead to significant fair value losses, as the majority of AGM policies continue to price at floor levels.

In 2011, U.S. RMBS unrealized fair value gains were generated primarily in the Option ARM, Alt-A, prime first lien and subprime sectors primarily as a result of the increased cost to buy protection in AGC's name as the market cost of AGC's credit protection increased. These transactions were pricing above their floor levels; therefore when the cost of purchasing CDS protection on AGC, increased the implied, spreads that the Company would expect to receive on these transactions decreased. The unrealized fair value gain in "other" primarily resulted from tighter implied net spreads on a XXX life securitization transaction and a film securitization, which also resulted from the increased cost to buy protection in AGC's name, referenced above. The cost of AGM's credit protection also increased during the year, but did not lead to significant fair value gains, as the majority of AGM policies continue to price at floor levels.

In 2010, U.S. RMBS unrealized fair value losses were generated primarily in the Option ARM and Alt-A first lien sector due to internal ratings downgrades on several of these Option ARM and Alt-A first lien policies. The unrealized fair value gain within the TruPS CDO and Other asset classes resulted from tighter implied spreads. These transactions were pricing above their floor levels; therefore when the cost of purchasing CDS protection on AGC and AGM increased, the implied spreads that the Company would expect to receive on these transactions decreased. During 2010, AGC's and AGM's spreads widened. However, gains due to the widening of the Company's own CDS spreads were offset by declines in fair value resulting from price changes and the internal downgrades of several U.S. RMBS policies referenced above.

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

Five-Year CDS Spread on AGC and AGM

	As of December 31, 2012	As of December 31, 2011	As of December 31, 2010
Quoted price of CDS contract (in basis points):
AGC	678	1,140	804
AGM	536	778	650

Components of Credit Derivative Assets (Liabilities)

	As of December 31, 2012	As of December 31, 2011
	(in millions)
Credit derivative assets	$141	$153
Credit derivative liabilities	(1,934)	(1,457)
Net fair value of credit derivatives	$(1,793)	$(1,304)

	As of December 31, 2012	As of December 31, 2011
	(in millions)
Fair value of credit derivatives before effect of AGC and AGM credit spreads	$(4,809)	$(5,596)
Plus: Effect of AGC and AGM credit spreads	3,016	4,292
Net fair value of credit derivatives	$(1,793)	$(1,304)

The fair value of CDS contracts at December 31, 2012, before considering the implications of AGC’s and AGM’s credit spreads, is a direct result of continued wide credit spreads in the fixed income security markets and ratings downgrades. The asset classes that remain most affected are recent vintages of prime first lien, Alt-A, Option ARM, subprime RMBS deals as well as trust-preferred securities. Comparing December 31, 2012 with December 31, 2011, there was a narrowing of spreads primarily related to Alt-A first lien and subprime RMBS transactions. This narrowing of spreads resulted in a gain of approximately $787 million, before taking into account AGC’s or AGM’s credit spreads.

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

The following table presents the fair value and the present value of expected claim payments or recoveries (i.e. net expected loss to be paid as described in Note 6) for contracts accounted for as derivatives.

Net Fair Value and Expected Losses of Credit Derivatives by Sector

	Fair Value of Credit Derivative Asset (Liability), net		Present Value of Expected Claim (Payments) Recoveries(1)
Asset Type	As of December 31, 2012	As of December 31, 2011	As of December 31, 2012	As of December 31, 2011
	(in millions)
Pooled corporate obligations:
CLOs/ Collateralized bond obligations	$3	$(1)	$—	$—
Synthetic investment grade pooled corporate	(5)	(24)	—	—
Synthetic high-yield pooled corporate	3	(16)	—	(5)
TruPS CDOs	3	(12)	(16)	(40)
Market value CDOs of corporate obligations	2	3	—	—
Total pooled corporate obligations	6	(50)	(16)	(45)
U.S. RMBS:
Option ARM and Alt-A first lien	(1,076)	(596)	(121)	(191)
Subprime first lien	(52)	(23)	(70)	(95)
Prime first lien	(99)	(44)	—	—
Closed-end second lien and HELOCs	(10)	(15)	10	7
Total U.S. RMBS	(1,237)	(678)	(181)	(279)
CMBS	(2)	(5)	—	—
Other	(560)	(571)	(85)	(95)
Total	$(1,793)	$(1,304)	$(282)	$(419)
 ____________________

(1)
Represents amount in excess of the present value of future installment fees to be received of $43 million as of December 31, 2012 and $47 million as of December 31, 2011. Includes R&W benefit of $237 million as of December 31, 2012 and $215 million as of December 31, 2011.

Ratings Sensitivities of Credit Derivative Contracts

Within the Company’s insured CDS portfolio, the transaction documentation for approximately $2.0 billion in CDS gross par insured as of December 31, 2012 provides that a downgrade of AGC's financial strength rating below BBB- or Baa3 would constitute a termination event that would allow the relevant CDS counterparty to terminate the affected transactions. If the CDS counterparty elected to terminate the affected transactions, AGC could be required to make a termination payment (or may be entitled to receive a termination payment from the CDS counterparty). Of the transactions described above, for one of the CDS counterparties, a downgrade of AGC's financial strength rating below A- or A3 (but not below BBB- or Baa3) would constitute a termination event for which the Company has the right to cure by posting collateral, assigning its rights and obligations in respect of the transactions to a third party, or seeking a third party guaranty of its obligations. No counterparty had a right to terminate any transactions as a result of the January 2013 Moody's downgrade of AGC. The Company does not believe that it can accurately estimate the termination payments AGC could be required to make if, as a result of any such downgrade, a CDS counterparty terminated the affected transactions. These payments could have a material adverse effect on the Company’s liquidity and financial condition.

The transaction documentation for approximately $13.2 billion in CDS gross par insured as of December 31, 2012 requires certain of the Company's insurance subsidiaries to post eligible collateral to secure its obligation to make payments under such contracts based on (i) the mark-to-market valuation of the underlying exposure and (ii) in some cases, the financial strength ratings of such subsidiaries. Eligible collateral is generally cash or U.S. government or agency securities; eligible collateral other than cash is valued at a discount to the face amount. As a result of the January 2013 Moody's downgrade of AGC's financial strength rating, AGC was required under such transaction documentation to post approximately $70 million of additional collateral, for a total amount posted by the Company's insurance subsidiaries of approximately $728 million (which amount reflects some of the eligible collateral being valued at a discount to the face amount).

•
For approximately $12.8 billion of such contracts, AGC has negotiated caps such that, after giving effect to the January 2013 Moody's downgrade of AGC, the posting requirement cannot exceed a certain fixed amount, regardless of the mark-to-market valuation of the exposure or the financial strength ratings of AGC. For such contracts, AGC need not post on a cash basis more than $675 million, which amount is already being posted by AGC and is part of the approximately $728 million posted by the Company's insurance subsidiaries.

•
For the remaining approximately $400 million of such contracts, AGC could be required from time to time to post additional collateral based on movements in the mark-to-market valuation of the underlying exposure. Of the $728 million being posted by the Company's insurance subsidiaries, approximately $68 million relate to such $400 million of notional.

Sensitivity to Changes in Credit Spread

The following table summarizes the estimated change in fair values on the net balance of the Company’s credit derivative positions assuming immediate parallel shifts in credit spreads on AGC and AGM and on the risks that they both assume.

Effect of Changes in Credit Spread
As of December 31, 2012

Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
100% widening in spreads	$(3,765)	$(1,972)
50% widening in spreads	(2,777)	(984)
25% widening in spreads	(2,283)	(490)
10% widening in spreads	(1,987)	(194)
Base Scenario	(1,793)	—
10% narrowing in spreads	(1,634)	159
25% narrowing in spreads	(1,402)	391
50% narrowing in spreads	(1,028)	765
 ____________________

(1)	Includes the effects of spreads on both the underlying asset classes and the Company’s own credit spread.

10.	Consolidation of Variable Interest Entities

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

AGC and AGM are not primarily liable for the debt obligations issued by the VIEs they insure and would only be required to make payments on these debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due. AGL’s and its Subsidiaries’ creditors do not have any rights with regard to the assets of the VIEs. Proceeds from sales, maturities, prepayments and interest from VIE assets may only be used to pay Debt Service on VIE liabilities. Net fair value gains and losses on FG VIEs are expected to reverse to zero at maturity of the VIE debt, except for net premiums received and receivable, and claims paid and expected to be paid by AGC or AGM under the financial guaranty insurance contract. The Company’s estimate of expected loss to be paid for FG VIEs is included in Note 6, Expected Loss to be Paid.

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

Effective January 1, 2010, GAAP requires the Company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both 1) the power to direct the activities of a VIE that most significantly impact the entity's economic performance; and 2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. This guidance requires an ongoing reassessment of whether the Company is the primary beneficiary of a VIE.

As part of the terms of its financial guaranty contracts, the Company obtains certain protective rights with respect to the VIE that are triggered by the occurrence of certain events, such as failure to be in compliance with a covenant due to poor deal performance or a deterioration in a servicer or collateral manager's financial condition. At deal inception, the Company typically is not deemed to control a VIE; however, once a trigger event occurs, the Company's control of the VIE typically increases. The Company continuously evaluates its power to direct the activities that most significantly impact the economic performance of VIEs that have debt obligations insured by the Company and, accordingly, where the Company is obligated to absorb VIE losses or receive benefits that could potentially be significant to the VIE. The Company obtains protective rights under its insurance contracts that give the Company additional controls over a VIE if there is either deterioration of deal performance or in the financial health of the deal servicer. The Company is deemed to be the control party under GAAP, typically when its protective rights give it the power to both terminate and replace the deal servicer, which are characteristics specific to the Company's financial guaranty contracts. If the Company’s protective rights that could make it the control party have not been triggered, then it does not consolidate the VIE. As of December 31, 2012, the Company had issued financial guaranty contracts for approximately 1,200 VIEs that it did not consolidate.

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

The Company has limited contractual rights to obtain the financial records of its consolidated FG VIEs. The FG VIEs do not prepare separate GAAP financial statements; therefore, the Company compiles GAAP financial information for them based on trustee reports prepared by and received from third parties. Such trustee reports are not available to the Company until approximately 30 days after the end of any given period. The time required to perform adequate reconciliations and analyses of the information in these trustee reports results in a one quarter lag in reporting the FG VIEs' activities. The Company records the fair value of FG VIE assets and liabilities based on modeled prices. The Company updates the model assumptions each reporting period for the most recent available information, which incorporates the impact of material events that may have occurred since the quarter lag date. Interest income and interest expense are derived from the trustee reports and included in “fair value gains (losses) on FG VIEs” in the consolidated statement of operations. The Company has elected the fair value option for assets and liabilities classified as FG VIEs' assets and liabilities because the carrying amount transition method was not practical.

Consolidated FG VIEs

Number of FG VIE's Consolidated

	Year Ended December 31,
	2012	2011	2010

Beginning of the year	33	29	21
Consolidated(1)	2	8	10
Deconsolidated(1)	—	—	(2)
Matured	(2)	(4)	—
End of the year	33	33	29
____________________

(1)
Net loss on consolidation and deconsolidation was $6 million in 2012, $95 million in 2011 and $242 million in 2010 and recorded in “fair value gains (losses) on FG VIEs” in the consolidated statement of operations.

The total unpaid principal balance for the FG VIEs’ assets that were over 90 days or more past due was approximately $893 million. The aggregate unpaid principal of the FG VIEs’ assets was approximately $2,631 million greater than the aggregate fair value at December 31, 2012. The change in the instrument-specific credit risk of the FG VIEs’ assets for 2012 were gains of $413 million. The change in the instrument-specific credit risk of the FG VIEs’ assets for 2011 were losses of $600 million.

The aggregate unpaid principal balance was approximately $2,150 million greater than the aggregate fair value of the FG VIEs’ liabilities as of December 31, 2012.

The table below shows the carrying value of the consolidated FG VIEs’ assets and liabilities in the consolidated financial statements, segregated by the types of assets that collateralize their respective debt obligations.

Consolidated FG VIEs
By Type of Collateral

	As of December 31, 2012			As of December 31, 2011
	Number of FG VIEs	Assets	Liabilities	Number of FG VIEs	Assets	Liabilities
	(dollars in millions)
With recourse:
HELOCs	8	$525	$786	8	$573	$908
First liens:
Alt-A first lien	5	200	162	5	176	169
Option ARM	2	42	170	2	50	244
Subprime	7	399	493	5	387	473
Closed-end second lien	8	85	129	8	126	157
Automobile loans	2	39	39	4	156	156
Life insurance	1	311	311	1	290	290
Total with recourse	33	1,601	2,090	33	1,758	2,397
Without recourse	—	1,087	1,051	—	1,061	1,061
Total	33	$2,688	$3,141	33	$2,819	$3,458

Gross Unpaid Principal for FG VIEs’ Liabilities
with Recourse

	As of December 31, 2012	As of December 31, 2011
	(in millions)
Gross unpaid principal for FG VIEs’ liabilities with recourse	$2,808	$3,796

Contractual Maturity Schedule of FG VIE Liabilities with Recourse

Contractual Maturity	As of December 31, 2012
(in millions)
2013	$—
2014	39
2015	—
2016	—
2017	—
Thereafter	2,769
Total	$2,808

The consolidation of FG VIEs has a significant effect on net income and shareholder’s equity due to (1) changes in fair value gains (losses) on FG VIE assets and liabilities, (2) the elimination of premiums and losses related to the AGC and AGM FG VIE liabilities with recourse and (3) the elimination of investment balances related to the Company’s purchase of AGC and AGM insured FG VIE debt. Upon consolidation of a FG VIE, the related insurance and, if applicable, the related investment balances, are considered intercompany transactions and therefore eliminated. Such eliminations are included in the table below to present the full effect of consolidating FG VIEs.

Effect of Consolidating FG VIEs on Net Income
and Shareholders’ Equity

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Net earned premiums	$(153)	$(75)	$(48)
Net investment income	(13)	(8)	—
Net realized investment gains (losses)	4	12	—
Fair value gains (losses) on FG VIEs	210	(132)	(274)
Loss and LAE	46	93	66
Total pretax effect on net income	94	(110)	(256)
Less: tax provision (benefit)	32	(38)	(90)
Total effect on net income (loss)	$62	$(72)	$(166)

	As of December 31, 2012	As of December 31, 2011
	(in millions)
Total (decrease) increase on shareholders’ equity	$(348)	$(405)

Fair value gains (losses) on FG VIEs represent the net change in fair value on the consolidated FG VIEs’ assets and liabilities. For year ended December 31, 2012, the Company recorded a pre-tax fair value gain on FG VIEs of $210 million.

The majority of this gain, approximately $166 million, is a result of a R&W settlement with Deutsche Bank that closed during the second quarter 2012. While prices continued to appreciate during the period on the Company's FG VIE assets and liabilities, gains in the second half of the year were primarily driven by large principal paydowns made on the Company's FG VIEs.

Year ended December 31, 2011 pre-tax fair value losses on consolidated FG VIEs of $132 million were driven by the unrealized loss on consolidation of eight new VIEs, as well as two existing transactions in which the fair value of the underlying collateral depreciated, while the price of the wrapped senior bonds was largely unchanged from the prior year. Year ended December 31, 2010 pre-tax fair value losses on consolidated FG VIEs of $274 million were driven by the unrealized loss on consolidation of ten new VIEs.

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

11.	Investments and Cash

Accounting Policy

The vast majority of the Company's investment portfolio is fixed maturity and short-term investments, classified as available-for-sale at the time of purchase (approximately 98% based on fair value at December 31, 2012), and therefore carried at fair value. Changes in fair value for other than temporarily impaired securities are bifurcated between credit losses and non-credit changes in fair value. Credit losses on other-than-temporary impairment securities are recorded in the statement of operations and the non-credit component of OTTI securities are recorded in OCI. For securities where the Company has the intent to sell, declines in fair value are recorded in the consolidated statements of operations. OTTI credit losses adjust the amortized cost of impaired securities and that amortized cost basis is not increased for any subsequent recoveries in fair value. However, the amortized cost basis is adjusted for accretion and amortization using the effective interest method with a corresponding entry recorded in net investment income.

Realized gains and losses on sales of investments are determined using the specific identification method. Realized loss includes amounts recorded for other than temporary impairments on debt securities and the declines in fair value of securities for which the Company has the intent to sell the security or inability to hold until recovery of amortized cost.

For mortgage‑backed securities, and any other holdings for which there is prepayment risk, prepayment assumptions are evaluated and revised as necessary. Any necessary adjustments due to changes in effective yields and maturities are recognized in current income.

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

Other invested assets includes assets acquired in refinancing transactions which are primarily comprised of franchise loans that are evaluated for impairment by assessing the probability of collecting expected cash flows. Any impairment is recorded in the consolidated statement of operations and any subsequent increases in expected cash flow are recorded as an increase in yield over the remaining life of the loans. Other invested assets also include trading securities and a 50% equity investment acquired in a restructuring of an insured CDS and other investments. Trading securities are recorded on a trade date basis and carried at fair value. Unrealized gains and losses on trading securities are reflected in net income. The Company's 50% equity investment is carried at its proportionate share of the underlying entity's equity value.

Cash consists of cash on hand and demand deposits. As a result of the lag in reporting FG VIEs, cash and short term investments reported on the consolidated balance sheet does not reflect cash outflow to the holders of the debt issued by the FG VIEs for claim payments made by the Company's insurance subsidiaries to the consolidated FG VIEs until the subsequent reporting period.

Assessment for Other-Than Temporary Impairments

Once an OTTI has occurred, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI is recognized in earnings equal to the entire difference between the investment's amortized cost basis and its fair value at the balance sheet date.

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

The Company has a formal review process to determine OTTI for securities in its investment portfolio where there is no intent to sell and it is not more likely than not it will be required to sell the security before recovery. Factors considered when assessing impairment include:

•	a decline in the market value of a security by 20% or more below amortized cost for a continuous period of at least six months;

•	a decline in the market value of a security for a continuous period of 12 months;

•	recent credit downgrades of the applicable security or the issuer by rating agencies;

•	the financial condition of the applicable issuer;

•	whether loss of investment principal is anticipated;

•	the impact of foreign exchange rates;

•	whether scheduled interest payments are past due; and

•	whether we have the intent to sell the security prior to its recovery in fair value.

For these securities, the Company's formal review process includes analyses of the ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. If the net present value is less than the amortized cost of the investment, an OTTI loss is recorded. The net present value is calculated by discounting the Company's best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment. The Company's estimates of projected future cash flows are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. The Company develops these estimates using information based on historical experience, credit analysis of an investment, as mentioned above, and market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of the security. For mortgage‑backed and asset backed securities, cash flow estimates also include prepayment assumptions and other assumptions regarding the underlying collateral including default rates, recoveries and changes in value. The determination of the assumptions used in these projections requires the use of significant management judgment.

The Company's assessment of a decline in value included management's current assessment of the factors noted above. The Company also seeks advice from its outside investment managers. If that assessment changes in the future, the Company may ultimately record a loss after having originally concluded that the decline in value was temporary.

Investment Portfolio

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets. Net investment income increased primarily due to higher income earned on loss mitigation bonds. Income earned on the general portfolio excluding loss mitigation bonds declined slightly due to lower reinvestment rates. Accrued investment income on fixed maturity, short-term investments and assets acquired in refinancing transactions was $97 million and $101 million as of December 31, 2012 and December 31, 2011, respectively.

Net Investment Income

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Income from fixed maturity securities	$407	$399	$360
Income from short-term investments	1	1	3
Income from assets acquired in refinancing transactions	5	5	7
Gross investment income	413	405	370
Investment expenses	(9)	(9)	(9)
Net investment income	$404	$396	$361

Net Realized Investment Gains (Losses)

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Realized gains on investment portfolio	$42	$36	$31
Realized losses on investment portfolio	(24)	(9)	(6)
OTTI
Intent to sell	0	(5)	(4)
Credit component of OTTI securities	(17)	(40)	(23)
OTTI	(17)	(45)	(27)
Net realized investment gains (losses)	$1	$(18)	$(2)

The following table presents the roll-forward of the credit losses of fixed maturity securities for which the Company has recognized OTTI and where the portion of the fair value adjustment related to other factors was recognized in OCI.

Roll Forward of Credit Losses in the Investment Portfolio

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Balance, beginning of period	$47	$27	$20
Additions for credit losses on securities for which an OTTI was not previously recognized	14	27	7
Eliminations of securities issued by FG VIEs	—	(14)	—
Reductions for securities sold during the period	—	(6)	—
Additions for credit losses on securities for which an OTTI was previously recognized	3	13	0
Balance, end of period	$64	$47	$27

Fixed Maturity Securities and Short Term Investments
by Security Type
As of December 31, 2012

Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI(2) Gain (Loss) on Securities with OTTI	Weighted Average Credit Quality (3)
	(dollars in millions)
Fixed maturity securities:
U.S. government and agencies	7%	$732	$62	$0	$794	$—	AA+
Obligations of state and political subdivisions	51	5,153	489	(11)	5,631	9	AA
Corporate securities	9	930	80	0	1,010	0	AA-
Mortgage-backed securities(4):	0
RMBS	13	1,281	62	(77)	1,266	(59)	A+
CMBS	5	482	38	0	520	—	AAA
Asset-backed securities	5	482	59	(10)	531	43	BIG
Foreign government securities	3	286	18	0	304	0	AAA
Total fixed maturity securities	92	9,346	808	(98)	10,056	(7)	AA-
Short-term investments	8	817	0	0	817	—	AAA
Total investment portfolio	100%	$10,163	$808	$(98)	$10,873	$(7)	AA-

Fixed Maturity Securities and Short Term Investments
by Security Type
As of December 31, 2011

Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Gain (Loss) on Securities with OTTI	Weighted Average Credit Quality (3)
	(dollars in millions)
Fixed maturity securities:
U.S. government and agencies	8%	$850	$72	$0	$922	$—	AA+
Obligations of state and political subdivisions	49	5,097	359	(1)	5,455	6	AA
Corporate securities	10	989	52	(2)	1,039	0	A+
Mortgage-backed securities(4):
RMBS	14	1,454	64	(90)	1,428	(35)	AA
CMBS	5	476	24	0	500	2	AAA
Asset-backed securities	4	439	38	(19)	458	29	BBB-
Foreign government securities	3	333	13	(6)	340	—	AAA
Total fixed maturity securities	93	9,638	622	(118)	10,142	2	AA
Short-term investments	7	734	—	—	734	—	AAA
Total investment portfolio	100%	$10,372	$622	$(118)	$10,876	$2	AA
____________________

(1)	Based on amortized cost.

(2)	Accumulated Other Comprehensive Income ("AOCI").

(3)
Ratings in the tables above represent the lower of the Moody’s and S&P classifications except for bonds purchased for loss mitigation or risk management strategies, which use internal ratings classifications. The Company’s portfolio consists primarily of high-quality, liquid instruments.

(4)	Government-agency obligations were approximately 61% of mortgage backed securities as of December 31, 2012 and 66% as of December 31, 2011 based on fair value.

The Company continues to receive sufficient information to value its investments and has not had to modify its valuation approach due to the current market conditions. As of December 31, 2012, amounts, net of tax, in AOCI included a net unrealized loss of $4 million for securities for which the Company had recognized OTTI and a net unrealized gain of $516 million for securities for which the Company had not recognized OTTI. As of December 31, 2011, amounts, net of tax, in AOCI included a net unrealized gain of $3 million for securities for which the Company had recognized OTTI and a net unrealized gain of $364 million for securities for which the Company had not recognized OTTI.

The Company’s investment portfolio in tax-exempt and taxable municipal securities includes issuances by a wide number of municipal authorities across the U.S. and its territories. This is a high quality portfolio of municipal securities with an average rating of AA- as of December 31, 2012 and AA as of December 31, 2011. Securities rated lower than A-/A3 by S&P or Moody’s are not eligible to be purchased for the Company’s portfolio unless acquired for loss mitigation or risk management strategies.

The following tables present the fair value of the Company’s available-for-sale municipal bond portfolio as of December 31, 2012 and December 31, 2011 by state, excluding $496 million and $403 million of pre-refunded bonds, respectively. The credit ratings are based on the underlying ratings and do not include any benefit from bond insurance.

Fair Value of Available-for-Sale Municipal Bond Portfolio by State
As of December 31, 2012

State	State General Obligation	Local General Obligation	Revenue	Fair Value	Amortized Cost	Average Credit Rating
	(in millions)
Texas	$88	$345	$342	$775	$708	AA
New York	22	58	593	673	620	AA
California	23	77	359	459	425	A+
Florida	47	50	259	356	319	AA-
Illinois	15	84	188	287	260	A+
Massachusetts	42	18	165	225	199	AA
Washington	33	40	145	218	200	AA
Arizona	—	8	180	188	171	AA
Georgia	14	20	108	142	132	A+
Pennsylvania	68	32	40	140	129	AA-
All others	229	248	1,195	1,672	1,533	AA
Total	$581	$980	$3,574	$5,135	$4,696	AA-

Fair Value of Available-for-Sale Municipal Bond Portfolio by State
As of December 31, 2011

State	State General Obligation	Local General Obligation	Revenue	Fair Value	Amortized Cost	Average Credit Rating
	(in millions)
Texas	$86	$342	$346	$774	$724	AA
New York	12	60	623	695	654	AA
California	19	51	297	367	336	AA
Florida	34	62	247	343	317	AA
Illinois	16	87	197	300	281	AA
Massachusetts	43	9	164	216	199	AA
Washington	38	53	123	214	200	AA
Arizona	—	8	164	172	163	AA
Ohio	—	53	86	139	129	AA
Michigan	—	37	99	136	129	AA
All others	311	271	1,114	1,696	1,588	AA
Total	$559	$1,033	$3,460	$5,052	$4,720	AA

The revenue bond portfolio is comprised primarily of essential service revenue bonds issued by water and sewer authorities and other utilities, transportation authorities, universities and healthcare providers.

Revenue Sources

	As of December 31, 2012		As of December 31, 2011
Type	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(in millions)
Tax backed	$720	$656	$717	$670
Transportation	717	646	800	749
Water and sewer	567	520	530	501
Municipal utilities	567	519	529	494
Higher education	430	389	332	307
Healthcare	323	296	273	258
All others	250	247	279	264
Total	$3,574	$3,273	$3,460	$3,243

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

Fixed Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2012

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(dollars in millions)
U.S. government and agencies	$62	$0	$—	$—	$62	$0
Obligations of state and political subdivisions	79	(11)	—	—	79	(11)
Corporate securities	25	0	—	—	25	0
Mortgage-backed securities:
RMBS	108	(19)	121	(58)	229	(77)
CMBS	5	0	—	—	5	0
Asset-backed securities	16	0	35	(10)	51	(10)
Foreign government securities	8	0	—	—	8	0
Total	$303	$(30)	$156	$(68)	$459	$(98)
Number of securities		58		16		74
Number of securities with OTTI		5		6		11

Fixed Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2011

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(dollars in millions)
U.S. government and agencies	$4	$0	$—	$—	$4	$0
Obligations of state and political subdivisions	17	0	21	(1)	38	(1)
Corporate securities	80	(2)	3	—	83	(2)
Mortgage-backed securities:
RMBS	187	(68)	36	(22)	223	(90)
CMBS	3	0	—	—	3	0
Asset-backed securities	—	—	26	(19)	26	(19)
Foreign government securities	141	(6)	—	—	141	(6)
Total	$432	$(76)	$86	$(42)	$518	$(118)
Number of securities		56		20		76
Number of securities with OTTI		6		4		10

Of the securities in an unrealized loss position for 12 months or more as of December 31, 2012, nine securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of December 31, 2012 was $67 million. The Company has determined that the unrealized losses recorded as of December 31, 2012 are yield related and not the result of OTTI.

The amortized cost and estimated fair value of available-for-sale fixed maturity securities by contractual maturity as of December 31, 2012 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of December 31, 2012

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$315	$318
Due after one year through five years	1,392	1,472
Due after five years through 10 years	2,284	2,525
Due after 10 years	3,592	3,955
Mortgage-backed securities:
RMBS	1,281	1,266
CMBS	482	520
Total	$9,346	$10,056

Under agreements with its cedants and in accordance with statutory requirements, the Company maintains fixed maturity securities in trust accounts for the benefit of reinsured companies, which amounted to $368 million and $380 million as of December 31, 2012 and December 31, 2011, respectively. In addition, to fulfill state licensing requirements the Company has placed on deposit eligible securities of $27 million and $24 million as of December 31, 2012 and December 31, 2011, respectively. To provide collateral for a letter of credit, the Company holds a fixed maturity investment in a segregated account equal to 120% of the letter of credit, which amounted to $3.5 million and $3.5 million as of December 31, 2012 and December 31, 2011, respectively. In connection with an excess of loss reinsurance facility, $22 million were released from the trust to the reinsurers in the first quarter of 2013. See Note 14, Reinsurance and other Monoline Exposures.

Under certain derivative contracts, the Company is required to post eligible securities as collateral. The need to post collateral under these transactions is generally based on fair value assessments in excess of contractual thresholds. The fair value of the Company’s pledged securities totaled $660 million and $780 million as of December 31, 2012 and December 31, 2011, respectively. See Note 9, Financial Guaranty Contracts Accounted for as Credit Derivatives, for the effect of the downgrade on collateral posted.

No material investments of the Company were non-income producing for years ended December 31, 2012 and 2011, respectively.

Loss Mitigation Assets

One of the Company's strategies for mitigating losses has been to purchase insured securities that have expected losses at discounted prices. The Company may also obtain the obligations referenced in CDS transactions that have triggered the insured's obligation to put these bonds to AGM or AGC.

Prior to its acquisition, AGM had also purchased assets of certain insured obligations that had triggered rights under the financial guaranty contracts. The Company has rights under certain of its financial guaranty insurance policies and indentures that allow it to accelerate the insured notes and pay claims under its insurance policies upon the occurrence of predefined events of default. To mitigate financial guaranty insurance losses, the Company had elected to purchase the outstanding insured obligation or its underlying collateral. Generally, refinancing vehicles reimburse AGM in whole for its claims payments in exchange for assignments of certain of AGM's rights against the trusts. The refinancing vehicles obtained their funds from the proceeds of AGM-insured GICs issued in the ordinary course of business by the Financial Products Companies. The refinancing vehicles are consolidated with the Company. The accretable yield on the securitized loans was $150 million and $141 million at December 31, 2012 and 2011, respectively.

In 2010, as part of loss mitigation efforts under a CDS contract insured by the Company, the Company acquired a 50% interest in Portfolio Funding Company LLC I (“PFC”). PFC owns the distribution rights of a motion picture film library. The Company accounts for its interest in PFC as an equity investment. The Company's equity earnings in PFC are included in net change in fair value of credit derivatives, as these proceeds are used to offset the Company's payments under its CDS contract. As part of the aforementioned loss mitigation efforts, the Company also provided through PFC a subordinated debt and a working capital facility valued at $38 million as of December 31, 2011. In January 2012, the subordinated debt and working capital facility were repaid in their entirety.

Loss Mitigation Assets
Carrying Value

	As of December 31,
	2012	2011
	(in millions)
Fixed maturity securities:
Obligations of state and political subdivisions	$35	$9
RMBS	215	134
Asset-backed securities	306	235
Other invested assets:
Assets acquired in refinancing transactions	72	107
Other	42	52
Total	$670	$537

12.	Insurance Company Regulatory Requirements

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

GAAP differs in certain significant respects from U.S. insurance companies' statutory accounting practices prescribed or permitted by insurance regulatory authorities. The principal differences result from the following statutory accounting practices:

•	upfront premiums are earned when related principal and interest have expired rather than earned over the expected period of coverage;

•	acquisition costs are charged to expense as incurred rather than over the period that related premiums are earned;

•	a contingency reserve is computed based on the following statutory requirements:

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

•	certain assets designated as “non-admitted assets” are charged directly to statutory surplus but are reflected as assets under GAAP;

•
the amount of deferred tax assets that may be admitted is subject to an adjusted surplus threshold and is generally limited to the lesser of those assets the Company expects to realize within three years of the balance sheet date or fifteen percent of the Company's adjusted surplus. This realization period and surplus percentage is subject to change based on the amount of adjusted surplus;

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

•	present value of installment premiums are not recorded on the balance sheets.

Insurance Regulatory Amounts Reported

	Policyholders' Surplus		Net Income (Loss)
	As of December 31,		Year Ended December 31,
	2012	2011	2012	2011	2010
	(in millions)
AGC(1)	$905	$1,021	$31	$230	$(182)
AGM	1,785	1,227	256	632	402
AG Re	1,300	1,282	133	133	(26)
____________________

(1)	In 2009, AGC issued a $300 million surplus note to AGM. AGM records the notes in other invested assets.

Dividend Restrictions and Capital Requirements

AGC is a Maryland domiciled insurance company. As of December 31, 2012, the amount available for distribution from AGC during 2013 with notice to, but without prior approval of, the Maryland Commissioner of Insurance under the Maryland insurance law is approximately $91 million.

AGM is a New York domiciled insurance company. Based on AGM’s statutory statements to be filed for the year ended December 31, 2012, the maximum amount available for payment of dividends by AGM without regulatory approval over the 12 months following December 31, 2012, is approximately $178 million. Also in connection with the acquisition of AGMH on July 1, 2009 ("AGMH Acquisition"), the Company committed to the New York Department of Financial Services that AGM would not pay any dividends for a period of two years from the Acquisition Date without written approval of the New York Department of Financial Services.

As of December 31, 2012, AG Re had unencumbered assets of $261 million, representing assets not held in trust for the benefit of cedants and therefore available for other uses. Based on regulatory dividend limitations, the maximum amount available at AG Re to pay dividends or make a distribution of contributed surplus in 2013 in compliance with Bermuda law is approximately $634 million. However, any distribution that results in a reduction of 15% (approximately $195 million as of December 31, 2012) or more of AG Re's total statutory capital, as set out in its previous years' financial statements, would require the prior approval of the Bermuda Monetary Authority. Dividends are limited by requirements that the subject company must at all times (i) maintain the minimum solvency margin and the Company's applicable enhanced capital requirements required under the Insurance Act of 1978 and (ii) have relevant assets in an amount at least equal to 75% of relevant liabilities, both as defined under the Insurance Act of 1978. AG Re, as a Class 3B insurer, is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the Authority an affidavit stating that it will continue to meet the required margins.

Dividends Paid
By Insurance Company Subsidiaries

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Dividends paid by AGC to AGUS	$55	$30	$50
Dividends paid by AGM to AGMH	30	—	—
Dividends paid by AG Re to AGL	151	86	24

13.	Income Taxes

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

Non-interest‑bearing tax and loss bonds are purchased to prepay the tax benefit that results from deducting contingency reserves as provided under Internal Revenue Code Section 832(e). The Company records the purchase of tax and loss bonds in deferred taxes.

The Company recognizes tax benefits only if a tax position is “more likely than not” to prevail.

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

In conjunction with AGMH Acquisition, AGMH has joined the consolidated federal tax group of AGUS, AGC, and AG Financial Products Inc. (“AGFP”). In conjunction with the acquisition of MAC (formerly Municipal and Infrastructure Assurance Corporation) on May 31, 2012 (the "MAC Acquisition"), MAC has joined the consolidated federal tax group. For the periods beginning on July 1, 2009 and forward, AGMH files a consolidated federal income tax return with AGUS, AGC, AGFP and AG Analytics Inc. (“AGUS consolidated tax group”). Assured Guaranty Overseas US Holdings Inc. and its subsidiaries AGRO, Assured Guaranty Mortgage Insurance Company and AG Intermediary Inc., have historically filed their own consolidated federal income tax return.

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

Effective Tax Rate Reconciliation

	Year Ended December 31,
	2012		2011	2010
	(in millions)
Expected tax provision (benefit) at statutory rates in taxable jurisdictions	$76		$313	$173
Tax-exempt interest	(61)		(62)	(61)
True-up from tax return filings(1)	—		(3)	(52)
Change in liability for uncertain tax positions	2		2	(5)
Change in valuation allowance	—	—	—	(7)
Other	5		6	2
Total provision (benefit) for income taxes	$22		$256	$50
Effective tax rate	16.5%		24.9%	9.4%
____________________

(1)
For the year ended December 31, 2010, the Company recorded a $56 million tax benefit related to an amended return for a period prior to the AGMH Acquisition, $9 million was related to a change in liability for uncertain tax positions.

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

In addition, during the year ended December 31, 2010, a net tax benefit of $56 million was recorded by the Company due to the filing of an amended tax return which included the AGMH and Subsidiaries tax group. The amended return filed in September 2010 was for a period prior to the AGMH Acquisition and consequently, the Company no longer has a deferred tax asset related to net operating losses (“NOL”) or alternative minimum tax (“AMT”) credits associated with the AGMH Acquisition. Instead, the Company has recorded additional deferred tax assets for loss reserves and foreign tax credits and has decreased its liability for uncertain tax positions. The event giving rise to this recognition occurred after the measurement period as defined by acquisition accounting and thus the amount is included in the year ended December 31, 2010 net income.

The following table presents pretax income and revenue by jurisdiction.

Pretax Income (Loss) by Tax Jurisdiction

	Year Ended December 31,
	2012	2011	2010
	(in millions)
United States	$218	$896	$496
Bermuda	(86)	133	38
UK	0	0	0
Total	$132	$1,029	$534

Revenue by Tax Jurisdiction

	Year Ended December 31,
	2012	2011	2010
	(in millions)
United States	$894	$1,518	$1,094
Bermuda	79	301	219
UK	0	0	0
Total	$973	$1,819	$1,313

Pretax income by jurisdiction may be disproportionate to revenue by jurisdiction to the extent that insurance losses incurred are disproportionate.

Components of Net Deferred Tax Assets

	As of December 31,
	2012	2011
	(in millions)
Deferred tax assets:
Unrealized losses on credit derivative financial instruments, net	$425	$267
Unearned premium reserves, net	109	424
Loss and LAE reserve	90	—
Tax and loss bonds	15	71
NOL carry forward	7	9
AMT credit	58	32
Tax basis step-up	5	6
Foreign tax credit	30	30
FG VIEs	179	221
DAC	59	38
Investment basis difference	82	18
Other	48	95
Total deferred income tax assets	1,107	1,211
Deferred tax liabilities:
Contingency reserves	15	76
Loss and LAE reserve	—	1
Tax basis of public debt	100	105
Unrealized appreciation on investments	198	136
Unrealized gains on CCS	12	19
Market discount	42	9
Other	19	61
Total deferred income tax liabilities	386	407
Net deferred income tax asset	$721	$804

As of December 31, 2012, the Company had foreign tax credits carried forward of $30 million which expire in 2018 through 2021 and had AMT credits of $58 million which do not expire. Foreign tax credits of $22 million are from its acquisition of AGMH, the Internal Revenue Code limits the amount of foreign tax credits available that the Company may utilize each year. Management believes sufficient future taxable income exists to realize the full benefit of these tax credits.

As of December 31, 2012, AGRO had a standalone NOL of $20 million, compared with $27 million as of December 31, 2011, which is available through 2023 to offset its future U.S. taxable income. AGRO's stand alone NOL may not offset the income of any other members of AGRO's consolidated group with very limited exceptions and the Internal Revenue Code limits the amounts of NOL that AGRO may utilize each year.

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

Audits

AGUS has open tax years with the U.S. Internal Revenue Service (“IRS”) for 2009 forward and is currently under audit for the 2009 tax year. The IRS concluded its field work with respect to tax years 2006 through 2008 without adjustment.  On February 20, 2013 the IRS notified AGUS that the Joint Committee on Taxation completed its review and has accepted the results of the IRS examination without exception. Assured Guaranty Oversees US Holdings Inc. has open tax years of 2009 forward. AGMH and subsidiaries have separate open tax years with the IRS of 2008 through the July 1, 2009 when they joined the AGUS consolidated group. AGMH and subsidiaries are under audit for 2008 while members of the Dexia Holdings Inc. consolidated tax group. The Company is indemnified by Dexia for any potential liability associated with this audit of any periods prior to the AGMH Acquisition. The Company's U.K. subsidiaries are not currently under examination and have open tax years of 2010 forward.
Uncertain Tax Positions

The following table provides a reconciliation of the beginning and ending balances of the total liability for unrecognized tax benefits. The balance of unrecognized tax benefits will be reduced within the next twelve months due to the closing of an IRS audit. The Company does not expect the changes to be material to the consolidated financial condition or results of operations.

	2012	2011	2010
	(in millions)
Balance as of January 1,	$20	$18	$24
True-up from tax return filings	—	—	(8)
Increase in unrecognized tax benefits as a result of position taken during the current period	2	2	2
Balance as of December 31,	$22	$20	$18

The Company's policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2012, the Company has accrued $4 million of interest.

The total amount of unrecognized tax benefits at December 31, 2012, that would affect the effective tax rate, if recognized, is $22 million.

Liability For Tax Basis Step-Up Adjustment

In connection with the Company's initial public offering, the Company and ACE Financial Services Inc. (“AFS”), a subsidiary of ACE, entered into a tax allocation agreement, whereby the Company and AFS made a “Section 338 (h)(10)” election that has the effect of increasing the tax basis of certain affected subsidiaries' tangible and intangible assets to fair value. Future tax benefits that the Company derives from the election will be payable to AFS when realized by the Company.

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

As of December 31, 2012 and December 31, 2011, the liability for tax basis step-up adjustment, which is included in the Company's balance sheets in “Other liabilities,” was $6 million and $7 million, respectively. The Company has paid ACE and correspondingly reduced its liability by $1 million in 2012.

Tax Treatment of CDS

The Company treats the guaranty it provides on CDS as insurance contracts for tax purposes and as such a taxable loss does not occur until the Company expects to make a loss payment to the buyer of credit protection based upon the occurrence of one or more specified credit events with respect to the contractually referenced obligation or entity. The Company holds its CDS to maturity, at which time any unrealized fair value loss in excess of credit-related losses would revert to zero. The tax treatment of CDS is an unsettled area of the law. The uncertainty relates to the IRS determination of the income or potential loss associated with CDS as either subject to capital gain (loss) or ordinary income (loss) treatment. In treating CDS as insurance contracts the Company treats both the receipt of premium and payment of losses as ordinary income and believes it is more likely than not that any CDS credit related losses will be treated as ordinary by the IRS. To the extent the IRS takes the view that the losses are capital losses in the future and the Company incurred actual losses associated with the CDS, the Company would need sufficient taxable income of the same character within the carryback and carryforward period available under the tax law.

14.	Reinsurance and Other Monoline Exposures

The Company assumes exposure on insured obligations (“Assumed Business”) and cedes portions of its exposure on obligations it has insured (“Ceded Business”) in exchange for premiums, net of ceding commissions. The Company has historically entered into ceded reinsurance contracts in order to obtain greater business diversification and reduce the net potential loss from large risks.

Accounting Policy

For business assumed and ceded, the accounting model of the underlying direct financial guaranty contract dictates the accounting model used for the reinsurance contract (except for those eliminated as FG VIEs). For any assumed or ceded financial guaranty insurance premiums, the accounting model described in Note 4 is followed, for assumed and ceded financial guaranty insurance losses, the accounting model in Note 6 is followed.

Assumed and Ceded Business

The Company is party to reinsurance agreements as a reinsurer to other monoline financial guaranty companies. Under these relationships, the Company assumes a portion of the ceding company’s insured risk in exchange for a premium. The Company may be exposed to risk in this portfolio in that the Company may be required to pay losses without a corresponding premium in circumstances where the ceding company is experiencing financial distress and is unable to pay premiums. The Company’s facultative and treaty agreements are generally subject to termination at the option of the ceding company:

•	if the Company fails to meet certain financial and regulatory criteria and to maintain a specified minimum financial strength rating, or

•	upon certain changes of control of the Company.

Upon termination under these conditions, the Company may be required (under some of its reinsurance agreements) to return to the ceding company unearned premiums (net of ceding commissions) and loss reserves calculated on a statutory basis of accounting, attributable to reinsurance ceded pursuant to such agreements after which the Company would be released from liability with respect to the Assumed Business.

Upon the occurrence of the conditions set forth in the first bullet above, whether or not an agreement is terminated, the Company may be required to obtain a letter of credit or alternative form of security to collateralize its obligation to perform under such agreement or it may be obligated to increase the level of ceding commission paid.

With respect to a significant portion of the Company’s in-force financial guaranty Assumed Business, based on AG Re's and AGC's current ratings and subject to the terms of each reinsurance agreement, the ceding company may have the right to recapture Assumed Business ceded to AG Re or AGC, respectively, and in most cases, assets representing the statutory unearned premium (net of ceding commissions) and loss reserves (if any), plus in certain cases an additional ceding commission, associated with that business.

As of December 31, 2012, AG Re had posted $328 million of collateral in trust accounts for the benefit of third party ceding companies to secure its obligations under its reinsurance agreements, excluding contingency reserves. The equivalent amount for AGC is $147 million; AGC is not required to post collateral. On February 14, 2013, AG Re posted an additional $27 million of collateral due to the January 2013 downgrade by Moody's of its financial strength rating to Baa1. At December 31, 2012, the amount of additional ceding commission for AG Re was $8 million.

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

Over the past several years, the Company has entered into several commutations in order to reassume previously ceded books of business from BIG financial guaranty companies and its other reinsurers. The Company has also cancelled assumed reinsurance contracts. These commutations of ceded and cancellations of Assumed Business resulted in gains of $82 million, $32 million and $50 million for the years ended December 31, 2012, 2011 and 2010, respectively, which were recorded in other income. While certain Ceded Business has been reassumed, the Company still has significant Ceded Business with third parties.

Net Effect of Commutations of Ceded and
Cancellations of Assumed Reinsurance Contracts

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Increase (decrease) in net unearned premium reserve	$109	$(20)	$20
Increase (decrease) in net par outstanding	19,173	(780)	12,373

The following table presents the components of premiums and losses reported in the consolidated statement of operations and the contribution of the Company's Assumed and Ceded Businesses.

Effect of Reinsurance on Statement of Operations

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Premiums Written:
Direct	$244	$190	343
Assumed(1)	9	(63)	(121)
Ceded(2)	51	4	101
Net	$304	$131	323
Premiums Earned:
Direct	$936	$997	1,243
Assumed	50	46	73
Ceded	(133)	(123)	(129)
Net	$853	$920	1,187
Loss and LAE:
Direct	$655	$578	399
Assumed	(4)	4	74
Ceded	(128)	(120)	(61)
Net	$523	$462	412
____________________

(1)	Negative assumed premiums written were due to cancellations and changes in expected Debt Service schedules.

(2)	Positive ceded premiums written were due to commutations and changes in expected Debt Service schedules.

Reinsurer Exposure

In addition to assumed and ceded reinsurance arrangements, the Company may also have exposure to some financial guaranty reinsurers (i.e., monolines) in other areas. Second-to-pay insured par outstanding represents transactions the Company has insured that were previously insured by other monolines. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary insurer. Another area of exposure is in the investment portfolio where the Company holds fixed maturity securities that are wrapped by monolines and whose value may decline based on the rating of the monoline. At December 31, 2012, based on fair value, the Company had $667 million of fixed maturity securities in its investment portfolio wrapped by National Public Finance Guarantee Corporation, $517 million by Ambac Assurance Corporation ("Ambac") and $31 million by other guarantors.

Exposure by Reinsurer

	Ratings at		Par Outstanding
	February 26, 2013		As of December 31, 2012
Reinsurer	Moody’s Reinsurer Rating	S&P Reinsurer Rating	Ceded Par Outstanding(1)	Second-to- Pay Insured Par Outstanding	Assumed Par Outstanding
	(dollars in millions)
American Overseas Reinsurance Company Limited (f/k/a Ram Re)	WR(2)	WR	$9,808	$—	$24
Tokio	Aa3(3)	AA-(3)	8,369	—	937
Radian	Ba1	B+	5,250	44	1,382
Syncora Guarantee Inc.	WR	WR	4,156	1,993	162
Mitsui Sumitomo Insurance Co. Ltd.	A1	A+(3)	2,232	—	—
ACA Financial Guaranty Corp.	NR	WR	819	6	1
Swiss Reinsurance Co.	A1	AA-	429	—	—
Ambac	WR	WR	85	7,122	20,579
CIFG Assurance North America Inc. ("CIFG")	WR	WR	65	255	5,523
MBIA Inc.	(4)	(4)	—	10,814	8,143
Financial Guaranty Insurance Co.	WR	WR	—	3,227	1,961
Other	Various	Various	933	2,070	45
Total			$32,146	$25,531	$38,757
____________________

(1)	Includes $3,928 million in ceded par outstanding related to insured credit derivatives.

(2)    Represents “Withdrawn Rating.”

(3)    The Company has structural collateral agreements satisfying the triple-A credit requirement of S&P and/or Moody’s..

(4)	MBIA Inc. includes various subsidiaries which are rated B, BBB by S&P and Caa2, B3, Baa2, WR and NR by Moody’s.

Ceded Par Outstanding by Reinsurer and Credit Rating
As of December 31, 2012

	Internal Credit Rating
Reinsurer	Super Senior	AAA	AA	A	BBB	BIG	Total
	(in millions)
American Overseas Reinsurance Company Limited (f/k/a Ram Re)	$229	$1,257	$3,237	$2,978	$1,598	$509	$9,808
Tokio	313	1,072	1,396	2,457	2,411	720	8,369
Radian	10	256	334	2,395	1,877	378	5,250
Syncora Guarantee Inc.	—	—	241	761	2,495	659	4,156
Mitsui Sumitomo Insurance Co. Ltd.	7	151	702	865	449	58	2,232
ACA Financial Guaranty Corp	—	—	474	325	20	—	819
Swiss Reinsurance Co.	—	8	6	261	111	43	429
Ambac	—	—	—	85	—	—	85
CIFG	—	—	—	—	—	65	65
Other	—	—	114	742	77	—	933
Total	$559	$2,744	$6,504	$10,869	$9,038	$2,432	$32,146

In accordance with U.S. statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. All of the unauthorized reinsurers in the table above post collateral for the benefit of the Company in an amount at least equal to the sum of their ceded unearned premium reserve, loss reserves and contingency reserves all calculated on a statutory basis of accounting. CIFG and Radian are authorized reinsurers. Radian's collateral equals or exceeds its ceded statutory loss reserves and CIFG's collateral covers a substantial portion of its ceded statutory loss reserves. Collateral may be in the form of letters of credit or trust accounts. The total collateral posted by all non-affiliated reinsurers as of December 31, 2012 is approximately $999 million.

Second-to-Pay
Insured Par Outstanding by Internal Rating
As of December 31, 2012(1)

	Public Finance					Structured Finance
	AAA	AA	A	BBB	BIG	Super Senior	AAA	AA	A	BBB	BIG	Total
	(in millions)
Radian	$—	$—	$13	$19	$12	$—	$—	$—	$—	$—	$—	$44
Syncora Guarantee Inc.	—	25	377	772	334	—	203	—	78	—	204	1,993
ACA Financial Guaranty Corp.	—	3	—	3	—	—	—	—	—	—	—	6
Ambac	—	1,471	3,431	1,194	333	—	15	54	235	78	311	7,122
CIFG	—	11	69	130	45	—	—	—	—	—	—	255
MBIA Inc.	69	2,567	4,367	1,947	—	—	—	1,378	47	205	234	10,814
Financial Guaranty Insurance Co.	—	130	966	560	361	372	635	—	149	—	54	3,227
Other	—	—	2,070	—	—	—	—	—	—	—	—	2,070
Total	$69	$4,207	$11,293	$4,625	$1,085	$372	$853	$1,432	$509	$283	$803	$25,531
____________________

(1)	Assured Guaranty’s internal rating.

Amounts Due (To) From Reinsurers
As of December 31, 2012

	Assumed Premium, net of Commissions	Ceded Premium, net of Commissions	Assumed Expected Loss and LAE	Ceded Expected Loss and LAE
	(in millions)
American Overseas Reinsurance Company Limited	$—	$(12)	$—	$5
Tokio	—	(27)	—	37
Radian	—	(20)	—	(4)
Syncora Guarantee Inc.	—	(43)	28	1
Mitsui Sumitomo Insurance Co. Ltd.	—	(5)	—	9
Swiss Reinsurance Co.	—	(3)	—	2
Ambac	76	—	(73)	—
CIFG	—	—	—	3
MBIA Inc.	1	—	(19)	—
Financial Guaranty Insurance Co.	9	—	(58)	—
Other	—	(63)	—	—
Total	$86	$(173)	$(122)	$53

Excess of Loss Reinsurance Facility

On January 22, 2012, AGC and AGM entered into an aggregate excess of loss reinsurance facility, effective as of January 1, 2012. The facility cover losses occurring from January 1, 2013 through December 31, 2020. It terminates on January 1, 2014 unless AGC and AGM choose to extend it. The facility covers U.S. public finance credits insured or reinsured by AGC and AGM as of September 30, 2011, excluding credits that were rated non-investment grade as of December 31, 2011 by Moody’s or S&P or internally by AGC or AGM and subject to certain per credit limits. The facility attaches when AGC’s or AGM’s net losses (net of AGC’s and AGM other reinsurance, other than pooling reinsurance provided to AGM by AGM’s subsidiaries and net of recoveries) exceed in the aggregate $2 billion and covers a portion of the next $600 million of losses, with the reinsurers assuming pro rata in the aggregate $435 million of the $600 million of losses and AGC and AGM jointly retaining the remaining $165 million of losses. The reinsurers are required to be rated at least AA-(Stable Outlook) through December 31, 2014 or to post collateral sufficient to provide AGM and AGC with the same reinsurance credit as reinsurers rated AA-. AGM and AGC are obligated to pay the reinsurers their share of recoveries relating to losses during the coverage period in the covered portfolio. This obligation is secured by a pledge of the recoveries, which will be deposited into a trust for the benefit of the reinsurers. The Company has paid approximately $22 million of premiums during 2012. The remaining $22 million of premium was released from the trust to the reinsurers in the first quarter of 2013.

Re-Assumption and Reinsurance Agreements with Radian Asset Assurance Inc.

On January 24, 2012, AGM reassumed $12.9 billion of par it had previously ceded to Radian and AGC reinsured approximately $1.8 billion of U.S. public finance par from Radian. The Company received a payment of $86 million from Radian for the re-assumption, which consisted 96% of public finance exposure and 4% of structured finance credits. In connection with the reinsurance assumption, the Company received a payment of $22 million. Both the reassumed and reinsured portfolios were composed entirely of selected credits that met the Company’s underwriting standards.

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

15.	Related Party Transactions

In 2012, there were no related party transactions that were material to the Company. The Company was party to transactions with entities that are affiliated with Wilbur L. Ross, Jr., a director of the Company, and funds under his control, which in the aggregate owned approximately 10.2% of the common shares of AGL as of December 31, 2012. In addition, the Company retains Wellington Management Company, LLP, which owns approximately 8.6% of the common shares of AGL as of December 31, 2012, as investment manager for a portion of the Company's investment portfolio. The net expenses from transactions with these related parties were approximately $3.4 million, with no individual related party expense item exceeding $2.0 million. As of December 31, 2012, there were no significant amounts payable to or amounts receivable from related parties.

16.	Commitments and Contingencies

Leases

AGL and its subsidiaries are party to various lease agreements accounted for as operating leases. In June 2008, the Company entered into a five-year lease agreement for New York City office space. Future minimum annual payments of $5 million for the first twelve month period and $6 million for subsequent twelve month periods commenced October 1, 2008 and are subject to escalation in building operating costs and real estate taxes. As a result of the AGMH Acquisition, in second quarter 2009 the Company decided not to occupy the office space described above and subleased it to two tenants for total minimum annual payments of approximately $4 million until October 2013.

The Company leases and occupies space in New York City through April 2026. In addition, AGL and its subsidiaries lease additional office space in various locations under non-cancelable operating leases which expire at various dates through 2016. Rent expense was $10.0 million in 2012, $10.7 million in 2011 and $11.4 million in 2010.

Future Minimum Rental Payments

Year	(in millions)
2013	$14
2014	8
2015	8
2016	8
2017	8
Thereafter	66
Total	$112

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

In addition, in the ordinary course of their respective businesses, certain of the Company’s subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods. For example, as described in Note 6, Expected Loss to be Paid "Recovery Litigation", as of the date of this filing, AGC and AGM have filed complaints against certain sponsors and underwriters of RMBS securities that AGC or AGM had insured, alleging, among other claims, that such persons had breached R&W in the transaction documents, failed to cure or repurchase defective loans and/or violated state securities laws. The amounts, if any, the Company will recover in proceedings to recover losses are uncertain, and recoveries, or failure to obtain recoveries, in any one or more of these proceedings during any quarter or year could be material to the Company’s results of operations in that particular quarter or year.

Proceedings Relating to the Company’s Financial Guaranty Business

The Company receives subpoenas duces tecum and interrogatories from regulators from time to time.

In August 2008, a number of financial institutions and other parties, including AGM and other bond insurers, were named as defendants in a civil action brought in the circuit court of Jefferson County, Alabama relating to the County’s problems meeting its sewer debt obligations: Charles E. Wilson vs. JPMorgan Chase & Co et al (filed the Circuit Court of Jefferson County, Alabama), Case No. 01-CV-2008-901907.00, a putative class action. The action was brought on behalf of rate payers, tax payers and citizens residing in Jefferson County, and alleges conspiracy and fraud in connection with the issuance of the County’s debt. The complaint in this lawsuit seeks equitable relief, unspecified monetary damages, interest, attorneys’ fees and other costs. On January, 13, 2011, the circuit court issued an order denying a motion by the bond insurers and other defendants to dismiss the action. Defendants, including the bond insurers, have petitioned the Alabama Supreme Court for a writ of mandamus to the circuit court vacating such order and directing the dismissal with prejudice of plaintiffs’ claims for lack of standing. On January 23, 2012, the Alabama Supreme Court entered a stay pending the resolution of the Jefferson County bankruptcy. The Company cannot reasonably estimate the possible loss or range of loss, if any, that may arise from this lawsuit.

Beginning in July 2008, AGM and various other financial guarantors were named in complaints filed in the Superior Court for the State of California, City and County of San Francisco. Since that time, plaintiffs’ counsel has filed amended complaints against AGM and AGC and added additional plaintiffs. As of the date of this filing, the plaintiffs with complaints against AGM and AGC, among other financial guaranty insurers, are: (a) City of Los Angeles, acting by and through the Los Angeles Department of Water and Power; (b) City of Sacramento; (c) City of Los Angeles; (d) City of Oakland; (e) City of Riverside; (f) City of Stockton; (g) County of Alameda; (h) Contra Costa County; (i) County of San Mateo; (j) Los Angeles World Airports; (k) City of Richmond; (l) Redwood City; (m) East Bay Municipal Utility District; (n) Sacramento Suburban Water District; (o) City of San Jose; (p) County of Tulare; (q) The Regents of the University of California; (r) The Redevelopment Agency of the City of Riverside; (s) The Public Financing Authority of the City of Riverside; (t) The Jewish Community Center of San Francisco; (u) The San Jose Redevelopment Agency; (v) The Redevelopment Agency of the City of Stockton; (w) The Public Financing Authority of the City of Stockton; and (x) The Olympic Club. Complaints filed by the City and County of San Francisco and the Sacramento Municipal Utility District were subsequently dismissed as to AGM and AGC. These complaints allege that the financial guaranty insurer defendants (i) participated in a conspiracy in violation of California’s antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and created market demand for municipal bond insurance, (ii) participated in risky financial transactions in other lines of business that damaged each insurer’s financial condition (thereby undermining the value of each of their guaranties), and (iii) failed to adequately disclose the impact of those transactions on their financial condition. In addition to their antitrust claims, various plaintiffs in these actions assert claims for breach of the covenant of good faith and fair dealing, fraud, unjust enrichment, negligence, and negligent misrepresentation. At hearings held in July and October 2011 relating to AGM, AGC and the other defendants’ demurrer, the court overruled the demurrer on the following claims: breach of contract, violation of California’s antitrust statute and of its unfair business practices law, and fraud. The remaining claims were dismissed. On December 2, 2011, AGM, AGC and the other bond insurer defendants filed an anti-SLAPP (“Strategic Lawsuit Against Public Participation”) motion to strike the complaints under California’s Code of Civil Procedure. On May 1, 2012, the court ruled in favor of the bond insurer defendants on the first stage of the anti-SLAPP motion as to the causes of action arising from the alleged conspiracy, but denied the motion as to those causes of action based on transaction specific representations and omissions about the bond insurer defendants’ credit ratings and financial health.  The court has scheduled a hearing on the second stage of the anti-SLAPP motion for March 12, 2013. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys’ fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss, if any, that may arise from these lawsuits.

On April 8, 2011, AG Re and AGC filed a Petition to Compel Arbitration with the Supreme Court of the State of New York, requesting an order compelling Ambac to arbitrate Ambac’s disputes with AG Re and AGC concerning their obligations under reinsurance agreements with Ambac. In March 2010, Ambac placed a number of insurance policies that it had issued, including policies reinsured by AG Re and AGC pursuant to the reinsurance agreements, into a segregated account. The Wisconsin state court has approved a rehabilitation plan whereby permitted claims under the policies in the segregated account will be paid 25% in cash and 75% in surplus notes issued by the segregated account. Ambac has advised AG Re and AGC that it has and intends to continue to enter into commutation agreements with holders of policies issued by Ambac, and reinsured by AG Re and AGC, pursuant to which Ambac will pay a combination of cash and surplus notes to the policyholder. AG Re and AGC have informed Ambac that they believe their only current payment obligation with respect to the commutations arises from the cash payment, and that there is no obligation to pay any amounts in respect of the surplus notes until payments of principal or interest are made on such notes. Ambac has disputed this position on one commutation and may take a similar position on subsequent commutations. On April 15, 2011, attorneys for the Wisconsin Insurance Commissioner, as

Rehabilitator of Ambac’s segregated account, and for Ambac filed a motion with Lafayette County, Wisconsin, Circuit Court Judge William Johnston, asking him to find AG Re and AGC to be in violation of an injunction protecting the interests of the segregated account by their seeking to compel arbitration on this matter and failing to pay in full all amounts with respect to Ambac’s payments in the form of surplus notes. On June 14, 2011, Judge Johnston issued an order granting the Rehabilitator’s and Ambac’s motion to enforce the injunction against AGC and AG Re and the parties filed a stipulation dismissing the Petition to Compel Arbitration without prejudice. AGC and AG Re have appealed Judge Johnston’s order to the Wisconsin Court of Appeals.

On November 28, 2011, Lehman Brothers International (Europe) (in administration) (“LBIE”) sued AGFP, an affiliate of AGC which in the past had provided credit protection to counterparties under credit default swaps. AGC acts as the credit support provider of AGFP under these credit default swaps. LBIE’s complaint, which was filed in the Supreme Court of the State of New York, alleged that AGFP improperly terminated nine credit derivative transactions between LBIE and AGFP and improperly calculated the termination payment in connection with the termination of 28 other credit derivative transactions between LBIE and AGFP. With respect to the 28 credit derivative transactions, AGFP calculated that LBIE owes AGFP approximately $25 million, whereas LBIE asserted in the complaint that AGFP owes LBIE a termination payment of approximately $1.4 billion. LBIE is seeking unspecified damages. On February 3, 2012, AGFP filed a motion to dismiss certain of the counts in the complaint. Oral arguments on such motion to dismiss took place in September 2012. LBIE is seeking unspecified damages. The Company cannot reasonably estimate the possible loss, if any, that may arise from this lawsuit.

On November 19, 2012, Lehman Brothers Holdings Inc. (“LBHI”) and Lehman Brothers Special Financing Inc. (“LBSF") commenced an adversary complaint and claim objection in the United States Bankruptcy Court for the Southern District of New York against Credit Protection Trust 283 (“CPT 283”), FSA Administrative Services, LLC, as trustee for CPT 283, and AGM, in connection with CPT 283's termination of a CDS between LBSF and CPT 283. CPT 283 terminated the CDS as a consequence of LBSF failing to make a scheduled payment owed to CPT 283, which termination occurred after LBHI filed for bankruptcy but before LBSF filed for bankruptcy. The CDS provided that CPT 283 was entitled to receive from LBSF a termination payment in that circumstance of approximately $43.8 million (representing the economic equivalent of the future fixed payments CPT 283 would have been entitled to receive from LBSF had the CDS not been terminated), and CPT 283 filed proofs of claim against LBSF and LBHI (as LBSF's credit support provider) for such amount. LBHI and LBSF seek to disallow and expunge (as impermissible and unenforceable penalties) CPT 283's proofs of claim against LBHI and LBSF and recover approximately $67.3 million, which LBHI and LBSF allege was the mark-to-market value of the CDS to LBSF (less unpaid amounts) on the day CPT 283 terminated the CDS, plus interest, attorney's fees, costs and other expenses. On the same day, LBHI and LBSF also commenced an adversary complaint and claim objection against Credit Protection Trust 207 (“CPT 207”), FSA Administrative Services, LLC, as trustee for CPT 207, and AGM, in connection with CPT 207's termination of a CDS between LBSF and CPT 207. Similarly, the CDS provided that CPT 207 was entitled to receive from LBSF a termination payment in that circumstance of $492,555. LBHI and LBSF seek to disallow and expunge CPT 207's proofs of claim against LBHI and LBSF and recover approximately $1.5 million. AGM believes the terminations of the CDS and the calculation of the termination payment amounts were consistent with the terms of the ISDA master agreements between the parties. The Company cannot reasonably estimate the possible loss, if any, that may arise from this lawsuit.
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

Governmental Investigations into Former Financial Products Business

AGMH and/or AGM have received subpoenas duces tecum and interrogatories or civil investigative demands from the Attorneys General of the States of Connecticut, Florida, Illinois, Massachusetts, Missouri, New York, Texas and West Virginia relating to their investigations of alleged bid rigging of municipal GICs. AGMH is responding to such requests. AGMH may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries in the future. In addition,

•
AGMH received a subpoena from the Antitrust Division of the Department of Justice in November 2006 issued in connection with an ongoing criminal investigation of bid rigging of awards of municipal GICs and other municipal derivatives;

•
AGM received a subpoena from the Securities and Exchange Commission ("SEC") in November 2006 related to an ongoing industry-wide investigation concerning the bidding of municipal GICs and other municipal derivatives; and

•
AGMH received a “Wells Notice” from the staff of the Philadelphia Regional Office of the SEC in February 2008 relating to the investigation concerning the bidding of municipal GICs and other municipal derivatives. The Wells Notice indicates that the SEC staff is considering recommending that the SEC authorize the staff to bring a civil injunctive action and/or institute administrative proceedings against AGMH, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and Section 17(a) of the Securities Act.

Pursuant to the subpoenas, AGMH has furnished to the Department of Justice and SEC records and other information with respect to AGMH’s municipal GIC business. The ultimate loss that may arise from these investigations remains uncertain.

In July 2010, a former employee of AGM who had been involved in AGMH's former Financial Products Business was indicted along with two other persons with whom he had worked at Financial Guaranty Insurance Company. Such former employee and the other two persons were convicted on fraud conspiracy counts. They have appealed the convictions.

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

17.	Long-Term Debt and Credit Facilities

The Company's long term debt has been issued by AGUS and AGMH, and notes payable to the Financial Products Companies were issued by refinancing vehicles consolidated by AGM. With respect to the notes payable, the funds borrowed were used to finance the purchase of the underlying obligations of AGM-insured obligations. See Note 11, Investments and Cash.

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

Accounting Policy

Long-term debt is recorded at principal amounts net of any unamortized original issue discount or premium and unamortized AGMH Acquisition date fair value adjustment for AGMH debt. Discount is accreted into interest expense over the life of the applicable debt.

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

Series A Enhanced Junior Subordinated Debentures.  On December 20, 2006, AGUS issued $150 million of the Debentures due 2066. The Debentures pay a fixed 6.40% rate of interest until December 15, 2016, and thereafter pay a floating rate of interest, reset quarterly, at a rate equal to three month LIBOR plus a margin equal to 2.38%. AGUS may select at 1.0 or more times to defer payment of interest for one or more consecutive periods for up to ten years. Any unpaid interest bears interest at the then applicable rate. AGUS may not defer interest past the maturity date.

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

Junior Subordinated Debentures.  On November 22, 2006, AGMH issued $300 million face amount of Junior Subordinated Debentures with a scheduled maturity date of December 15, 2036 and a final repayment date of December 15, 2066. The final repayment date of December 15, 2066 may be automatically extended up to four times in five-year increments provided certain conditions are met. The debentures are redeemable, in whole or in part, at any time prior to December 15, 2036 at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, the make-whole redemption price. Interest on the debentures will accrue from November 22, 2006 to December 15, 2036 at the annual rate of 6.40%. If any amount of the debentures remains outstanding after December 15, 2036, then the principal amount of the outstanding debentures will bear interest at a floating interest rate equal to one-month LIBOR plus 2.215%% until repaid. AGMH may elect at one or more times to defer payment of interest on the debentures for one or more consecutive interest periods that do not exceed ten years. In connection with the completion of this offering, AGMH entered into a replacement capital covenant for the benefit of persons that buy, hold or sell a specified series of AGMH long-term indebtedness ranking senior to the debentures. Under the covenant, the debentures will not be repaid, redeemed, repurchased or defeased by AGMH or any of its subsidiaries on or before the date that is 20 years prior to the final repayment date, except to the extent that AGMH has received proceeds from the sale of replacement capital securities. The proceeds from this offering were used to pay a dividend to the shareholders of AGMH.

Debt Issued by AGM

Notes Payable represent debt, issued by special purpose entities consolidated by AGM, to the former AGMH subsidiaries that conducted AGMH’s Financial Products Business (the “Financial Products Companies”) transferred to Dexia Holdings Inc. prior to the AGMH Acquisition. The funds borrowed were used to finance the purchase of the underlying obligations of AGM-insured obligations which had breached triggers allowing AGM to exercise its right to accelerate payment of a claim in order to mitigate loss. The assets purchased are classified as assets acquired in refinancing transactions and recorded in “other invested assets.” The tenor of the notes payable matches the tenor of the assets.

The principal and carrying values of the Company’s long-term debt are presented in the table below.

Principal and Carrying Amounts of Debt

	As of December 31, 2012		As of December 31, 2011
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS:
7.0% Senior Notes	$200	$197	$200	$197
8.50% Senior Notes	—	—	173	172
Series A Enhanced Junior Subordinated Debentures	150	150	150	150
Total AGUS	350	347	523	519
AGMH:
67/8% QUIBS	100	68	100	67
6.25% Notes	230	137	230	136
5.60% Notes	100	54	100	54
Junior Subordinated Debentures	300	164	300	158
Total AGMH	730	423	730	415
AGM:
Notes Payable	61	66	97	104
Total AGM	61	66	97	104
Total	$1,141	$836	$1,350	$1,038

Principal payments due under the long-term debt are as follows:

Expected Maturity Schedule of Debt

Expected Withdrawal Date	AGUS	AGMH	AGM	Total
	(in millions)
2013	$—	$—	$22	$22
2014	—	—	10	10
2015	—	—	10	10
2016	—	—	6	6
2017	—	—	13	13
2018-2037	200	—	0	200
2038-2057	—	—	—	—
2058-2077	150	300	—	450
Thereafter	—	430	—	430
Total	$350	$730	$61	$1,141

Interest Expense

	Year Ended December 31,
	2012	2011	2010
	(in millions)
AGUS:
7.0% Senior Notes	$13	$13	$13
8.50% Senior Notes	8	16	16
Series A Enhanced Junior Subordinated Debentures	10	10	10
Total AGUS	31	39	39
AGMH:
67/8% QUIBS	7	7	7
6.25% Notes	16	16	16
5.60% Notes	6	6	6
Junior Subordinated Debentures	25	25	25
Total AGMH	54	54	54
AGM:
Notes Payable	7	6	7
Total AGM	7	6	7
Total	$92	$99	$100

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

As a result of the January 2013 Moody's downgrade of AGM, all the leveraged lease transactions in which AGM acts as strip coverage provider are currently breaching a ratings trigger related to AGM. If early termination of the leases were to occur and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $1.7 billion as of December 31, 2012. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM guaranty. It is difficult to determine the probability that the Company will have to pay strip provider claims or the likely aggregate amount of such claims. At December 31, 2012, approximately $947 million of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

On July 1, 2009, AGM and DCL, acting through its New York Branch (“Dexia Crédit Local (NY)”), entered into a credit facility (the “Strip Coverage Facility”). Under the Strip Coverage Facility, Dexia Crédit Local (NY) agreed to make loans to AGM to finance all draws made by lessors on AGM strip policies that were outstanding as of November 13, 2008, up to the commitment amount. The commitment amount of the Strip Coverage Facility was $1 billion at closing of the AGMH Acquisition but is scheduled to amortize over time. As of December 31, 2012, the maximum commitment amount of the Strip Coverage Facility has amortized to $960 million. It may also be reduced in 2014 to $750 million, if AGM does not have a specified consolidated net worth at that time.

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

The Strip Coverage Facility’s financial covenants require that AGM and its subsidiaries maintain a maximum debt-to-capital ratio of 30% and maintain a minimum net worth of 75% of consolidated net worth as of July 1, 2009, plus, starting July 1, 2014, (i) 25% of the aggregate consolidated net income (or loss) for the period beginning July 1, 2009 and ending on June 30, 2014 or, (2) zero, if the commitment amount has been reduced to $750 million as described above. The Company is in compliance with all financial covenants as of December 31, 2012.

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

As of December 31, 2012, no amounts were outstanding under this facility, nor have there been any borrowings during the life of this facility.

Limited Recourse Credit Facilities

AG Re Credit Facility

On July 31, 2007, AG Re entered into a limited recourse credit facility (“AG Re Credit Facility”) with a syndicate of banks which provides up to $200 million for the payment of losses in respect of the covered portfolio. The AG Re Credit Facility expires in June 2014 and is not likely to be renewed. The facility can be utilized after AG Re has incurred, during the term of the facility, cumulative municipal losses (net of any recoveries) in excess of the greater of $260 million or the average annual Debt Service of the covered portfolio multiplied by 4.5%. The obligation to repay loans under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral.

As of December 31, 2012 no amounts were outstanding under this facility nor have there been any borrowings during the life of this facility.

Letters of Credit

AGC entered into a letter of credit agreement in December 2011 with Bank of New York Mellon totaling approximately $2.9 million in connection with a 2008 lease for office space, which space was subsequently sublet. As of December 31, 2012, $2.9 million was outstanding under this letter of credit. This letter of credit expires in November 2013.

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

In June 2003, $200 million of “AGM CPS Securities”, money market preferred trust securities, were issued by trusts created for the primary purpose of issuing the AGM CPS Securities, investing the proceeds in high-quality commercial paper and selling put options to AGM, allowing AGM to issue the trusts non-cumulative redeemable perpetual preferred stock (the “AGM Preferred Stock”) of AGM in exchange for cash. There are four trusts, each with an initial aggregate face amount of $50 million. These trusts hold auctions every 28 days, at which time investors submit bid orders to purchase AGM CPS Securities. If AGM were to exercise a put option, the applicable trust would transfer the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, to AGM in exchange for AGM Preferred Stock. AGM pays a floating put premium to the trusts, which represents the difference between the commercial paper yield and the winning auction rate (plus all fees and expenses of the trust). If an auction does not attract sufficient clearing bids, however, the auction rate is subject to a maximum rate of one-month LIBOR plus 200 basis points for the next succeeding distribution period. Beginning in August 2007, the AGM CPS Securities required the maximum rate for each of the relevant trusts. AGM continues to have the ability to exercise its put option and cause the related trusts to purchase AGM Preferred Stock. The trusts provide AGM access to new capital at its sole discretion through the exercise of the put options. As of December 31, 2012 the put option had not been exercised. The Company does not consider itself to be the primary beneficiary of the trusts. See Note 8, Fair Value Measurement, –Other Assets–Committed Capital Securities, for a fair value measurement discussion.

18.	Earnings Per Share

Accounting Policy

The Company computes earnings per share ("EPS") using a two-class method by including participating securities which entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting. Restricted stock awards and share units under the AGC supplemental employee retirement plan ("SERP") plan are considered participating securities as they received non-forfeitable rights to dividends at the same rate as common stock.

The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Basic EPS is then calculated by dividing net (loss) income available to common shareholders of Assured Guaranty by the weighted‑average number of common shares outstanding during the period. Diluted EPS adjusts basic EPS for the effects of restricted stock, stock options, equity units and other potentially dilutive financial instruments (“dilutive securities”), only in the periods in which such effect is dilutive. The effect of the dilutive securities is reflected in diluted EPS by application of the more dilutive of (1) the treasury stock method or (2) the two-class method assuming nonvested shares are not converted into common shares. With respect to the equity units, which were settled on June 1, 2012 (see Note 17, Long-Term Debt and Credit Facilities), the Company used the treasury stock method in computing diluted EPS. Equity forwards were included in the calculation of basic EPS when such forward contracts were satisfied and the holders thereof became common stock holders. The Company has a single class of common stock.

Computation of Earnings Per Share

	Year Ended December 31,
	2012	2011	2010
	(in millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to AGL	$110	$773	484
Less: Distributed and undistributed income (loss) available to nonvested shareholders	0	1	0
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$110	$772	484
Basic shares	189.2	183.4	184.0
Basic EPS	$0.58	$4.21	$2.63
Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$110	$772	$484
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	—	0	0
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$110	$772	$484

Basic shares	189.2	183.4	184.0
Effect of dilutive securities:
Options and restricted stock awards	0.8	0.9	0.9
Equity units	0.7	1.2	4.0
Diluted shares	190.7	185.5	188.9
Diluted EPS	$0.57	$4.16	$2.56
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	9.9	7.2	3.0

19.	Shareholders' Equity

Share Issuances

Company has an authorized share capital of $5 million divided into 500,000,000 shares, par value $0.01 per share. Except as described below, the Company's common shares have no preemptive rights or other rights to subscribe for additional common shares, no rights of redemption, conversion or exchange and no sinking fund rights. In the event of liquidation, dissolution or winding-up, the holders of the Company's common shares are entitled to share equally, in proportion to the number of common shares held by such holder, in the Company's assets, if any remain after the payment of all the Company's liabilities and the liquidation preference of any outstanding preferred shares. Under certain circumstances, the Company has the right to purchase all or a portion of the shares held by a shareholder at fair market value. All of the common shares are fully paid and non assessable. Holders of the Company's common shares are entitled to receive dividends as lawfully may be declared from time to time by the Company's Board of Directors.

Subject to the Company's Bye-Laws and Bermuda law, the Company's Board of Directors has the power to issue any of the Company's unissued shares as it determines, including the issuance of any shares or class of shares with preferred, deferred or other special rights.

Issuance of Shares

	Number of Shares	Price per Share	Proceeds	Net Proceeds
	(in millions, except share and per share amounts)
June 1, 2012(1)	13,428,770	$12.85	$173	$173
 ____________________

(1)	Relates to the settlement of forward purchase contracts. See Note 2, Business Changes, Risks, Uncertainties and Accounting Developments.

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

Share Repurchases

On January 18, 2013, the Company's Board of Directors authorized a $200 million share repurchase program. This latest repurchase program replaces the November 14, 2011 5.0 million common shares authorization.

Share Repurchases

Year	Number of Shares Repurchased	Total Payments
		(in millions)
2012	2,066,759	$24
2011	2,000,000	23
2010	707,350	10

Deferred Compensation

In August 2011, the Chief Executive Officer and the General Counsel of the Company elected to invest a portion of their accounts under the Company's SERP in 138,375 units in the employer stock fund in the SERP. Each unit in the employer stock fund represents the right to receive one AGL common share upon a distribution from the SERP. The 138,375 units equals the number of AGL common shares which could have been purchased with the value of the account deemed invested in the employer stock fund as of the date of such election. The election to invest in the employer stock fund is irrevocable (i.e., any portion of a SERP account allocated to the employer stock fund and invested in units shall remain allocated to the employer stock fund until the participant receives a distribution from SERP). At the same time such investment elections were made, in August 2011, the Company purchased 138,375 AGL common shares and placed such shares in trust to be distributed to the Chief Executive Officer and the General Counsel upon a distribution from the SERP in settlement of their units invested in the employer stock fund. The Company recorded the purchase of such shares in “deferred equity compensation” in the consolidated balance sheet.

In December 2011, certain executives of the Company elected to invest a portion of their accounts under the Assured Guaranty Corp. supplemental employee retirement plan (“AGC SERP”) in 68,181 units in the employer stock fund in the AGC SERP. Each unit in the employer stock fund represents the right to receive one AGL common share upon a distribution from the AGC SERP. The 68,181 units equals the number of AGL common shares which could have been purchased with the value of the account deemed invested in the employer stock fund as of the date of such election. See Note 20, Employee Benefit Plans.

Dividends

Any determination to pay cash dividends is at the discretion of the Company's Board of Directors, and depends upon the Company's results of operations and operating cash flows, its financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and contractual restrictions on the payment of dividends, and any other factors the Company's Board of Directors deems relevant. For more information concerning regulatory constraints that affect the Company's ability to pay dividends, see Note 12, Insurance Company Regulatory Requirements.

On February 7, 2013, the Company declared a quarterly dividend of $0.10 per common share, an increase of 11% from a quarterly dividend of $0.09 per common share paid in 2012. On February 9, 2012, the Company declared a quarterly dividend of $0.09 per common share, an increase of 100% from a quarterly dividend of $0.045 per common share paid in 2011 and 2010.

20. Employee Benefit Plans

Accounting Policy

The expense for Performance Retention Plan awards is recognized straight-line over the requisite service period, with the exception of retirement eligible employees. For retirement eligible employees, the expense is recognized immediately.

Share-based compensation expense is based on the grant date fair value using grant date closing price, the Black‑Scholes pricing model or Monte Carlo pricing model. The Company amortizes the fair value of share-based awards on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods, with the exception of retirement‑eligible employees. For retirement‑eligible employees, certain awards contain retirement provisions and therefore are amortized over the period through the date the employee first becomes eligible to retire and is no longer required to provide service to earn part or all of the award.

The fair value of each award under the Assured Guaranty Ltd. Employee Stock Purchase Plan (the “Stock Purchase Plan”) is estimated at the beginning of each offering period using the Black‑Scholes option valuation model.

Assured Guaranty Ltd. 2004 Long-Term Incentive Plan

Under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan, as amended (the “Incentive Plan”), the number of common shares that may be delivered under the Incentive Plan may not exceed 10,970,000. In the event of certain transactions affecting the Company's common shares, the number or type of shares subject to the Incentive Plan, the number and type of shares subject to outstanding awards under the Incentive Plan, and the exercise price of awards under the Incentive Plan, may be adjusted.

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

The Incentive Plan is administered by a committee of the Board of Directors. The Compensation Committee of the Board serves as this committee except as otherwise determined by the Board. The Board may amend or terminate the Incentive Plan. As of December 31, 2012, 2,565,007 common shares were available for grant under the Incentive Plan.

Stock Options

Nonqualified or incentive stock options may be granted to employees and directors of the Company. Stock options are generally granted once a year with exercise prices equal to the closing price on the date of grant. To date, the Company has only issued nonqualified stock options. All stock options, except for performance stock options, granted to employees vest in equal annual installments over a three-year period and expire seven years or ten years from the date of grant. Stock options granted to directors vest over one year and expire in seven years or ten years from grant date. None of the Company's options, except for performance stock options, have a performance or market condition.

Stock Options

	Options for Common Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Number of Exercisable Options	Year of Expiration
Balance as of December 31, 2011	4,198,597	$20.11		3,808,539
Options granted	60,500	17.01	$8.62		2019
Options exercised	(5,908)	7.44
Options forfeited	(23,634)	17.92
Balance as of December 31, 2012	4,229,555	$20.10		4,047,374

As of December 31, 2012, the aggregate intrinsic value and weighted average remaining contractual term of stock options outstanding were $2 million and 3.6 years, respectively. As of December 31, 2012, the aggregate intrinsic value and weighted average remaining contractual term of exercisable stock options were $2 million and 3.4 years, respectively.

As of December 31, 2012 the total unrecognized compensation expense related to outstanding nonvested stock options was $0.4 million, which will be adjusted in the future for the difference between estimated and actual forfeitures. The Company expects to recognize that expense over the weighted average remaining service period of 1.4 years.

Lattice Option Pricing Weighted Average Assumptions

2012
Dividend yield	2.06%
Expected volatility	58.89%
Risk free interest rate	1.45%
Expected life	6.6 years
Forfeiture rate	4.5%
Weighted average grant date fair value	$8.62

The expected dividend yield is based on the current expected annual dividend and share price on the grant date. The expected volatility is estimated at the date of grant based on an average of the 7-year historical share price volatility and implied volatilities of certain at-the-money actively traded call options in the Company. The risk-free interest rate is the implied 7-year yield currently available on U.S. Treasury zero-coupon issues at the date of grant. The forfeiture rate is based on the historical employee termination information.

Black‑Scholes Option Pricing Weighted Average Assumptions(1)

2010
Dividend yield	0.9%
Expected volatility	74.68%
Risk free interest rate	2.4%
Expected life	5.0 years
Forfeiture rate	4.5%
Weighted average grant date fair value	$11.51
____________________

(1)	No options were granted in 2011.

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

The total intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $0.1 million, $0.3 million and $0.2 million, respectively. During the years ended December 31, 2012, 2011 and 2010, $44 thousand, $0.6 million and $0.2 million, respectively, was received from the exercise of stock options. In order to satisfy stock option exercises, the Company will issue new shares.

Performance Stock Options

Beginning in 2012, the Company has granted performance stock options under the Incentive Plan. These awards are non-qualified stock options with exercise prices equal to the closing price on the date of grant. These awards vest 100% on the third anniversary of grant date, if certain target hurdle prices are met. These awards expire seven years from the date of grant.

Performance Stock Options

	Options for Common Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Number of Exercisable Options	Year of Expiration
Balance as of December 31, 2011	—	$—		—
Options granted	293,077	17.44	$7.84		2019
Options exercised	—	—
Options forfeited	—	—
Balance as of December 31, 2012	293,077	$17.44		0

No performance stock options were exercised during the year ended December 31, 2012. In order to satisfy stock option exercises, the Company will issue new shares.

As of December 31, 2012, the weighted average remaining contractual term of performance stock options outstanding was 6.1 years. As of December 31, 2012, all performance stock options were out-of-the-money and no options were exercisable.

As of December 31, 2012 the total unrecognized compensation expense related to outstanding nonvested performance stock options was $2 million, which will be adjusted in the future for the difference between estimated and actual forfeitures. The Company expects to recognize that expense over the weighted average remaining service period of 2.1 years.

Monte Carlo and Lattice Option Pricing
Weighted Average Assumptions

2012
Dividend yield	2.06%
Expected volatility	58.89%
Risk free interest rate	1.45%
Expected life	6.3 years
Forfeiture rate	4.5%
Weighted average grant date fair value	$7.84

The expected dividend yield is based on the current expected annual dividend and share price on the grant date. The expected volatility is estimated at the date of grant based on an average of the 7-year historical share price volatility and implied volatilities of certain at-the-money actively traded call options in the Company. The risk-free interest rate is the implied 7-year yield currently available on U.S. Treasury zero-coupon issues at the date of grant. The forfeiture rate is based on the historical employee termination information.

Restricted Stock Awards

Restricted stock awards to employees generally vest in equal annual installments over a four-year period and restricted stock awards to outside directors vest in full in one year. Restricted stock awards are amortized on a straight-line basis over the requisite service periods of the awards, and restricted stock awards to outside directors are amortized over one year, which are generally the vesting periods, with the exception of retirement‑eligible employees, discussed above.

Restricted Stock Award Activity

Nonvested Shares	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2011	76,060	$18.99
Granted	88,549	12.93
Vested	(76,060)	18.99
Forfeited	—	—
Nonvested at December 31, 2012	88,549	$12.93

As of December 31, 2012 the total unrecognized compensation cost related to outstanding nonvested restricted stock awards was $0.5 million, which the Company expects to recognize over the weighted‑average remaining service period of 0.5 years. The total fair value of shares vested during the years ended December 31, 2012, 2011 and 2010 was $1 million, $4 million and $5 million, respectively.

Restricted Stock Units

Restricted stock units are valued based on the closing price of the underlying shares at the date of grant. Restricted stock units awarded to employees have vesting terms similar to those of the restricted stock awards and are delivered on the vesting date. The Company has granted restricted stock units to directors of the Company. Restricted stock units awarded to directors vest over a one-year period and are delivered after directors terminate from the board of directors.

Restricted Stock Unit Activity
(Excluding Dividend Equivalents)

Nonvested Stock Units	Number of Stock Units	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2011	1,233,175	$16.33
Granted	208,416	16.68
Delivered	(401,579)	15.92
Forfeited	(33,601)	10.12
Nonvested at December 31, 2012	1,006,411	$16.78

As of December 31, 2012, the total unrecognized compensation cost related to outstanding nonvested restricted stock units was $5 million, which the Company expects to recognize over the weighted‑average remaining service period of 1.7 years. The total fair value of restricted stock units delivered during the years ended December 31, 2012, 2011 and 2010 was $6 million, $5 million and $2 million, respectively.

Performance Restricted Stock Units

Beginning in 2012, the Company has granted performance restricted stock units under the Incentive Plan. These awards vest 100% on the third anniversary of grant date, if certain target hurdle prices are met.

Performance Restricted Stock Unit Activity

Performance Restricted Stock Units	Number of Performance Share Units	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2011	—	$—
Granted	178,970	27.35
Delivered	—	—
Forfeited	—	—
Nonvested at December 31, 2012	178,970	$27.35

As of December 31, 2012, the total unrecognized compensation cost related to outstanding nonvested performance share units was $4 million, which the Company expects to recognize over the weighted‑average remaining service period of 2.1 years. No performance share units were delivered during the year ended December 31, 2012.

Employee Stock Purchase Plan

The Company established the AGL Employee Stock Purchase Plan ("Stock Purchase Plan") in accordance with Internal Revenue Code Section 423, and participation is available to all eligible employees. Maximum annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to 10% of the participant's compensation or, if less, shares having a value of $25,000. Participants may purchase shares at a purchase price equal to 85% of the lesser of the fair market value of the stock on the first day or the last day of the subscription period. The Company has reserved for issuance and purchases under the Stock Purchase Plan 350,000 Assured Guaranty Ltd. common shares.

On November 8, 2012, the Board of Directors of the Company adopted an amendment to the Stock Purchase Plan to increase the number of common shares reserved for delivery under the Stock Purchase Plan by 250,000 common shares, for a total of 600,000 common shares. The amendment is subject to the approval of the Company's shareholders and will become effective if the shareholders approve it at the Company's 2013 Annual General Meeting.

The fair value of each award under the Stock Purchase Plan is estimated at the beginning of each offering period using the Black‑Scholes option‑pricing model and the following assumptions: a) the expected dividend yield is based on the current expected annual dividend and share price on the grant date; b) the expected volatility is estimated at the date of grant based on the historical share price volatility, calculated on a daily basis; c) the risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant; and d) the expected life is based on the term of the offering period.

Stock Purchase Plan

	Year Ended December 31,
	2012	2011	2010
	(dollars in millions)
Proceeds from purchase of shares by employees	$0.6	$0.7	$0.7
Number of shares issued by the Company	54,612	50,523	54,101
Recorded in share-based compensation, after the effects of DAC	$0.2	$0.2	$0.3

Share‑Based Compensation Expense

The following table presents stock based compensation costs by type of award and the effect of deferring such costs as policy acquisition costs, pre-tax. Amortization of previously deferred stock compensation costs is not shown in the table below.

Share‑Based Compensation Expense Summary

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Share‑Based Employee Cost:
Recurring amortization	$6	$5	$6
Accelerated amortization for retirement eligible employees	1	5	6
Subtotal	7	10	12
ESPP	0	0	0
Total Share‑Based Employee Cost	7	10	12

Share‑Based Directors Cost:
Restricted Stock	1	1	1
Restricted Stock Units	—	—	—
Stock Options	—	0	0
Total Share‑Based Directors Cost	1	1	1
Total Share‑Based Cost	8	11	13
Less: Share‑based compensation capitalized as DAC	1	3	2
Share‑based compensation expense	$7	$8	$11
Income tax benefit	$2	$2	$2

Defined Contribution Plan

The Company maintains a savings incentive plan, which is qualified under Section 401(a) of the Internal Revenue Code for U.S. employees. The savings incentive plan is available to eligible full-time employees upon hire. Eligible participants could contribute a percentage of their salary subject to a maximum of $17,000 for 2012. Contributions are matched by the Company at a rate of 100% up to 6% of participant's compensation, subject to IRS limitations. Any amounts over the IRS limits are contributed to and matched by the Company into a nonqualified supplemental executive retirement plan for employees eligible to participate in such nonqualified plan. The Company also makes a core contribution of 6% of the participant's compensation to the qualified plan, subject to IRS limitations, and the nonqualified supplemental executive retirement plan for eligible employees, regardless of whether the employee contributes to the plan(s). Employees become fully vested in Company contributions after one year of service, as defined in the plan. Plan eligibility is immediate upon hire. The Company also maintains similar non-qualified plans for non-U.S. employees.

Through September 30, 2012, a savings incentive plan qualified under Section 401(a) of the Internal Revenue Code was available in Bermuda to eligible full-time Bermuda-based employees upon their first date of employment. Eligible participants could contribute a percentage of their salary subject to a maximum of $17,000 for 2012. Contributions are matched by the Company at a rate of 100% up to 6% of the participant's compensation, subject to IRS limitations. Eligible participants also receive a Company core contribution equal to 6% of the participant's compensation, subject to IRS limitations, without requiring the participant to contribute to the plan. Participants generally vest in Company contributions upon the completion of one year of service. With respect to those employees who are Bermudian or spouses of Bermudians and who must participate in the Bermuda national pension scheme plan maintained by the Company, a portion of the foregoing contributions are made to the Bermuda national pension scheme plan. If employee or employer contributions in the Bermuda savings incentive plan are limited by the tax-qualification rules of Code section 401(a), then contributions in excess of those limits are allocated to a nonqualified plan for eligible employees. The Company may contribute an additional amount to eligible employees' Bermuda nonqualified plan accounts at the discretion of the Board of Directors. No such contribution was made for plan years 2012, 2011 or in 2010. Effective at close of business on September 30, 2012, the qualified and non-qualified plans for Bermuda-based employees were terminated and effective October 1, 2012 new non-qualified plans were launched with similar terms but on a new recordkeeping platform.

The Company recognized defined contribution expenses of $9 million, $10 million and $11 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Cash-Based Compensation

Performance Retention Plan

The Company has established the Assured Guaranty Ltd. Performance Retention Plan (“PRP”) which permits the grant of cash based awards to selected employees. PRP awards may be treated as nonqualified deferred compensation subject to the rules of Internal Revenue Code Section 409A. The PRP is a sub-plan under the Company's Long-Term Incentive Plan (enabling awards under the plan to be performance based compensation exempt from the $1 million limit on tax deductible compensation).

The Company granted a limited number of PRP awards in 2007, which vested after four years of continued employment (or if earlier, on employment termination, if the participant's termination occured as a result of death, disability, or retirement). Participants received the designated award in a single lump sum in 2011.

Generally, each PRP award is divided into three installments, with 25% of the award allocated to a performance period that includes the year of the award and the next year, 25% of the award allocated to a performance period that includes the year of the award and the next two years, and 50% of the award allocated to a performance period that includes the year of the award and the next three years. Each installment of an award vests if the participant remains employed through the end of the performance period for that installment. Awards may vest upon the occurrence of other events as set forth in the plan documents. Payment for each performance period is made at the end of that performance period. One half of each installment is increased or decreased in proportion to the increase or decrease of per share adjusted book value during the performance period, and one half of each installment is increased or decreased in proportion to the operating return on equity during the performance period. As of December 31, 2012, a limited number of awards had cliff vesting in five years. Operating return on equity and adjusted book value are defined in each PRP award agreement.

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

The Company recognized performance retention plan expenses of $13 million, $8 million and $14 million for the years ended December 31, 2012, 2011 and 2010, respectively.

21.	Other Comprehensive Income

The following tables present the changes in the balances of each component of accumulated other comprehensive income.

Year Ended Ended December 31, 2012

	Net Unrealized Gains (Losses) on Investments	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2011	$367	$(8)	$9	$368
Other comprehensive income (loss)	145	2	0	147
Balance, December 31, 2012	$512	$(6)	$9	$515

Year Ended Ended December 31, 2011

	Net Unrealized Gains (Losses) on Investments	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2010	$110	$(8)	$10	$112
Other comprehensive income (loss)	257	0	(1)	256
Balance, December 31, 2011	$367	$(8)	$9	$368

Year Ended Ended December 31, 2010

	Net Unrealized Gains (Losses) on Investments	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2009	$139	$(7)	$10	$142
Other comprehensive income (loss)	(29)	(1)	0	(30)
Balance, December 31, 2010	$110	$(8)	$10	$112

22.	Subsidiary Information

The following tables present the condensed consolidating financial information for AGUS and AGMH, wholly-owned subsidiaries of AGL, which have issued publicly traded debt securities (see Note 17, Long-Term Debt and Credit Facilities, for the full description of AGUS and AGMH debt and the related AGL guarantees for such debt) as of December 31, 2012 and December 31, 2011 and for the years ended December 31, 2012, 2011 and 2010. The information for AGUS and AGMH presents its subsidiaries on the equity method of accounting.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2012
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$245	$15	$30	$10,933	$—	$11,223
Investment in subsidiaries	4,734	3,958	3,225	3,524	(15,441)	—
Premiums receivable, net of ceding commissions payable	—	—	—	1,147	(142)	1,005
Ceded unearned premium reserve	—	—	—	1,550	(989)	561
Deferred acquisition costs	—	—	—	190	(74)	116
Reinsurance recoverable on unpaid losses	—	—	—	223	(165)	58
Credit derivative assets	—	—	—	553	(412)	141
Deferred tax asset, net	—	48	(94)	789	(22)	721
Intercompany receivable	—	—	—	473	(473)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	2,688	—	2,688
Other	23	29	26	816	(165)	729
TOTAL ASSETS	$5,002	$4,050	$3,187	$22,886	$(17,883)	$17,242
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$6,168	$(961)	$5,207
Loss and LAE reserve	—	—	—	778	(177)	601
Long-term debt	—	347	423	66	—	836
Intercompany payable	—	173	—	300	(473)	—
Credit derivative liabilities	—	—	—	2,346	(412)	1,934
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	3,141	—	3,141
Other	8	6	15	803	(303)	529
TOTAL LIABILITIES	8	526	438	13,602	(2,326)	12,248
TOTAL SHAREHOLDERS’ EQUITY	4,994	3,524	2,749	9,284	(15,557)	4,994
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,002	$4,050	$3,187	$22,886	$(17,883)	$17,242

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2011
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$33	$99	$61	$11,121	$—	$11,314
Investment in subsidiaries	4,607	3,730	2,802	3,258	(14,397)	—
Premiums receivable, net of ceding commissions payable	—	—	—	1,150	(147)	1,003
Ceded unearned premium reserve	—	—	—	1,739	(1,030)	709
Deferred acquisition costs	—	—	—	223	(91)	132
Reinsurance recoverable on unpaid losses	—	—	—	212	(143)	69
Credit derivative assets	—	—	—	404	(251)	153
Deferred tax asset, net	—	22	(77)	867	(8)	804
Intercompany receivable	—	—	—	300	(300)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	2,819	—	2,819
Other	23	(71)	27	836	(109)	706
TOTAL ASSETS	$4,663	$3,780	$2,813	$22,929	$(16,476)	$17,709
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$6,950	$(987)	$5,963
Loss and LAE reserve	—	—	—	834	(155)	679
Long-term debt	—	519	415	104	—	1,038
Intercompany payable	—	—	—	300	(300)	—
Credit derivative liabilities	—	0	—	1,708	(251)	1,457
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	3,458	—	3,458
Other	11	3	16	675	(243)	462
TOTAL LIABILITIES	11	522	431	14,029	(1,936)	13,057
TOTAL SHAREHOLDERS’ EQUITY	4,652	3,258	2,382	8,900	(14,540)	4,652
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,663	$3,780	$2,813	$22,929	$(16,476)	$17,709

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2012
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$833	$20	$853
Net investment income	0	—	1	422	(19)	404
Net realized investment gains (losses)	—	—	—	1	—	1
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	(108)	—	(108)
Net unrealized gains (losses)	—	—	—	(477)	—	(477)
Net change in fair value of credit derivatives	—	—	—	(585)	—	(585)
Equity in earnings of subsidiaries	131	177	424	153	(885)	—
Other	—	—	—	303	(3)	300
TOTAL REVENUES	131	177	425	1,127	(887)	973
EXPENSES
Loss and LAE	—	—	—	528	(5)	523
Amortization of deferred acquisition costs	—	—	—	28	(14)	14
Interest expense	—	35	54	22	(19)	92
Other operating expenses	21	2	1	194	(6)	212
TOTAL EXPENSES	21	37	55	772	(44)	841
INCOME (LOSS) BEFORE INCOME TAXES	110	140	370	355	(843)	132
Total provision (benefit) for income taxes	—	(13)	(19)	38	16	22
NET INCOME (LOSS)	$110	$153	$389	$317	$(859)	$110

COMPREHENSIVE INCOME (LOSS)	$257	$266	$465	$577	$(1,308)	$257

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2011
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$904	$16	$920
Net investment income	—	—	1	410	(15)	396
Net realized investment gains (losses)	—	—	—	(18)	—	(18)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	6	—	6
Net unrealized gains (losses)	—	—	—	554	—	554
Net change in fair value of credit derivatives	—	—	—	560	—	560
Equity in earnings of subsidiaries	798	640	398	614	(2,450)	—
Other	—	—	—	(34)	(5)	(39)
TOTAL REVENUES	798	640	399	2,436	(2,454)	1,819
EXPENSES
Loss and LAE	—	—	—	454	8	462
Amortization of deferred acquisition costs	—	—	—	37	(20)	17
Interest expense	—	39	54	21	(15)	99
Other operating expenses	25	1	1	194	(9)	212
TOTAL EXPENSES	25	40	55	706	(36)	790
INCOME (LOSS) BEFORE INCOME TAXES	773	600	344	1,730	(2,418)	1,029
Total provision (benefit) for income taxes	—	(14)	(19)	277	12	256
NET INCOME (LOSS)	$773	$614	$363	$1,453	$(2,430)	$773

COMPREHENSIVE INCOME (LOSS)	$1,029	$824	$507	$1,918	$(3,249)	$1,029

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2010
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$1,168	$19	$1,187
Net investment income	—	—	0	384	(23)	361
Net realized investment gains (losses)	—	—	—	(6)	4	(2)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	153	—	153
Net unrealized gains (losses)	—	—	—	(155)	—	(155)
Net change in fair value of credit derivatives	—	—	—	(2)	—	(2)
Equity in earnings of subsidiaries	508	443	525	416	(1,892)	—
Other				(230)	(1)	(231)
TOTAL REVENUES	508	443	525	1,730	(1,893)	1,313
EXPENSES
Loss and LAE	—	—	—	406	6	412
Amortization of deferred acquisition costs	—	—	—	30	(8)	22
Interest expense	—	39	54	28	(21)	100
Other operating expenses	24	3	3	217	(2)	245
TOTAL EXPENSES	24	42	57	681	(25)	779
INCOME (LOSS) BEFORE INCOME TAXES	484	401	468	1,049	(1,868)	534
Total provision (benefit) for income taxes	—	(15)	(21)	74	12	50
NET INCOME (LOSS)	$484	$416	$489	$975	$(1,880)	$484

COMPREHENSIVE INCOME (LOSS)	$454	$341	$428	$1,036	$(1,805)	$454

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2012
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$138	$6	$20	$5	$(334)	$(165)
Cash flows from investing activities
Fixed maturity securities:
Purchases	(211)	(1)	(13)	(1,424)	—	(1,649)
Sales	—	—	13	899	—	912
Maturities	3	—	6	1,096	—	1,105
Sales (purchases) of short-term investments, net	(7)	27	26	(17)	—	29
Net proceeds from financial guaranty variable entities’ assets	—	—	—	545	—	545
Acquisition of MAC	—	(91)	—	—	—	(91)
Intercompany debt	—	—	—	(173)	173	—
Investment in subsidiary	—	—	46	—	(46)	—
Other	—	—	—	92	—	92
Net cash flows provided by (used in) investing activities	(215)	(65)	78	1,018	127	943
Cash flows from financing activities
Issuance of common stock	173	—	—	—	—	173
Return of capital	—	—	—	(50)	50	—
Capital contribution from parent	—	—	—	4	(4)	—
Dividends paid	(69)	—	(98)	(236)	334	(69)
Repurchases of common stock	(24)	—	—	—	—	(24)
Share activity under option and incentive plans	(3)	—	—	—	—	(3)
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(724)	—	(724)
Payment of long-term debt	—	(173)	—	(36)	—	(209)
Intercompany debt	—	173	—	—	(173)	—
Net cash flows provided by (used in) financing activities	77	—	(98)	(1,042)	207	(856)
Effect of exchange rate changes	—	—	—	1	—	1
Increase (decrease) in cash	—	(59)	—	(18)	—	(77)
Cash at beginning of period	—	72	0	143	—	215
Cash at end of period	$—	$13	$0	$125	$—	$138

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2011
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$68	$84	$(36)	$676	$(116)	$676
Cash flows from investing activities
Fixed maturity securities:
Purchases	—	—	(14)	(2,294)	—	(2,308)
Sales	—	—	—	1,107	—	1,107
Maturities	—	—	1	662	—	663
Sales (purchases) of short-term investments, net	(11)	(25)	(1)	357	—	320
Net proceeds from financial guaranty variable entities’ assets	—	—	—	760	—	760
Investment in subsidiary	—	—	50	—	(50)	—
Other	—	—	—	19	—	19
Net cash flows provided by (used in) investing activities	(11)	(25)	36	611	(50)	561
Cash flows from financing activities
Return of capital	—	—	—	(50)	50	—
Dividends paid	(33)	—	—	(116)	116	(33)
Repurchases of common stock	(23)	—	—	—	—	(23)
Share activity under option and incentive plans	(1)	—	—	—	—	(1)
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(1,053)	—	(1,053)
Payment of long-term debt	—	—	—	(22)	—	(22)
Net cash flows provided by (used in) financing activities	(57)	—	—	(1,241)	166	(1,132)
Effect of exchange rate changes	—	—	—	2	—	2
Increase (decrease) in cash	—	59	—	48	—	107
Cash at beginning of period	—	13	—	95	—	108
Cash at end of period	$—	$72	$—	$143	$—	$215

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2010
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Subsidiaries	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$15	$12	$(49)	$225	$(74)	$129
Cash flows from investing activities
Fixed maturity securities:
Purchases	—	—	(15)	(2,447)	—	(2,462)
Sales	—	—	5	1,059	—	1,064
Maturities	—	—	6	988	—	994
Sales (purchases) of short-term investments, net	30	1	3	579	—	613
Net proceeds from financial guaranty variable entities’ assets	—	—	—	424	—	424
Investment in subsidiary	—	—	50	—	(50)	—
Other	—	—	—	20	—	20
Net cash flows provided by (used in) investing activities	30	1	49	623	(50)	653
Cash flows from financing activities
Return of capital	—	—	—	(50)	50	—
Dividends paid	(33)	—	—	(74)	74	(33)
Repurchases of common stock	(10)	—	—	—	—	(10)
Share activity under option and incentive plans	(2)	—	—	—	—	(2)
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(651)	—	(651)
Payment of long-term debt	—	—	—	(21)	—	(21)
Net cash flows provided by (used in) financing activities	(45)	—	—	(796)	124	(717)
Effect of exchange rate changes	—	—	—	(1)	—	(1)
Increase (decrease) in cash	—	13	—	51	—	64
Cash at beginning of period	—	0	—	44	—	44
Cash at end of period	$—	$13	$—	$95	$—	$108

23. Quarterly Financial Information (Unaudited)

A summary of selected quarterly information follows:

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(dollars in millions, except per share data)
Revenues
Net earned premiums	$194	$219	$222	$218	$853
Net investment income	98	101	102	103	404
Net realized investment gains (losses)	1	(3)	2	1	1
Net change in fair value of credit derivatives	(691)	261	(36)	(119)	(585)
Fair value gains (losses) on CCS	(14)	4	(2)	(6)	(18)
Fair value gains (losses) on FG VIEs	(36)	172	38	36	210
Other income	91	5	16	(4)	108
Expenses
Loss and LAE	247	122	90	64	523
Amortization of DAC	5	5	4	0	14
Interest expense	25	25	21	21	92
Other operating expenses	62	53	48	49	212
Income (loss) before provision for income taxes	(696)	554	179	95	132
Provision (benefit) for income taxes	(213)	177	37	21	22
Net income (loss)	(483)	377	142	74	110
Earnings (loss) per share(1):
Basic	$(2.65)	$2.02	$0.73	$0.38	$0.58
Diluted	$(2.65)	$2.01	$0.73	$0.38	$0.57
Dividends per share	$0.09	$0.09	$0.09	$0.09	$0.36

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(dollars in millions, except per share data)
Revenues
Net earned premiums	$254	$230	$211	$225	$920
Net investment income	97	103	95	101	396
Net realized investment gains (losses)	3	(5)	(11)	(5)	(18)
Net change in fair value of credit derivatives	(236)	(65)	1,156	(295)	560
Fair value gains (losses) on CCS	1	0	2	32	35
Fair value gains (losses) on FG VIEs	119	(174)	(99)	22	(132)
Other income	41	27	(9)	(1)	58
Expenses
Loss and LAE	(26)	124	215	149	462
Amortization of DAC	3	6	4	4	17
Interest expense	25	24	25	25	99
Other operating expenses	64	53	46	49	212
Income (loss) before provision for income taxes	213	(91)	1,055	(148)	1,029
Provision (benefit) for income taxes	74	(48)	294	(64)	256
Net income (loss)	139	(43)	761	(84)	773
Earnings (loss) per share(1):
Basic	$0.76	$(0.23)	$4.15	$(0.46)	$4.21
Diluted	$0.74	$(0.23)	$4.13	$(0.46)	$4.16
Dividends per share	$0.045	$0.045	$0.045	$0.045	$0.18
____________________

(1)
Per share amounts for the quarters and the full years have each been calculated separately. Accordingly, quarterly amounts may not sum up to the annual amounts because of differences in the average common shares outstanding during each period and, with regard to diluted per share amounts only, because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
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
There has been no change in the Company's internal controls over financial reporting during the Company's quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.
Management's Report on Internal Control over Financial Reporting
The management of Assured Guaranty Ltd. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of the Company's President and Chief Executive Officer and Chief Financial

Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management of the Company has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2012 based on criteria in Internal Control Integrated Framework issued by the COSO.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their "Report of Independent Registered Public Accounting Firm" included in Item 8. Financial Statements and Supplementary Data..

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information pertaining to this item is incorporated by reference to the sections entitled “Proposal No. 1: Election of Directors”, “Corporate Governance--Did our insiders comply with Section 16(a) beneficial ownership reporting in 2012?”, “Corporate Governance--How are directors nominated?” and “Corporate Governance--The committees of the Board--The Audit Committee” of the definitive proxy statement for the Annual General Meeting of Shareholders, which involves the election of directors and will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

Information about the executive officers of AGL is set forth at the end of Part I of this Form 10-K and is hereby incorporated by reference.

Code of Conduct
The Company has adopted a Code of Conduct, which sets forth standards by which all employees, officers and directors of the Company must abide as they work for the Company. The Code of Conduct is available at www.assuredguaranty.com/governance. The Company intends to disclose on its internet site any amendments to, or waivers from, its Code of Conduct that are required to be publicly disclosed pursuant to the rules of the SEC or the New York Stock Exchange.

ITEM 11.	EXECUTIVE COMPENSATION
This item is incorporated by reference to the section entitled “Executive Compensation”, “Corporate Governance-Compensation Committee interlocking and insider participation” and “Corporate Governance-How are the directors compensated?” of the definitive proxy statement for the Annual General Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

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
This item is incorporated by reference to the sections entitled “Corporate Governance—What is our related person transactions approval policy and what procedures do we use to implement it?”, “Corporate Governance—What related person transactions do we have?” and “Corporate Governance—Director independence” of the definitive proxy statement for the Annual General Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
This item is incorporated by reference to the section entitled “Proposal No. 4: Ratification of Appointment of Independent Auditors— Independent Auditor Fee Information” and “Proposal No. 4: Ratification of Appointment of Independent Auditors— Pre-Approval Policy of Audit and Non-Audit Services” of the definitive proxy statement for the Annual General Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

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

Exhibit Number	Description of Document
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

10.8	Assured Guaranty Ltd. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2009)*
10.9	Form of Indemnification Agreement between the Company and its executive officers and directors (Incorporated by reference to Exhibit 10.42 to Form 10-K for the year ended December 31, 2005)*
10.10	Put Agreement between Assured Guaranty Corp. and Woodbourne Capital Trust [I][II][III][IV] (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2005)
10.11	Custodial Trust Expense Reimbursement Agreement (Incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2005)
10.12
Assured Guaranty Corp. Articles Supplementary Classifying and Designating Series of Preferred Stock as Series A Perpetual Preferred Stock, Series B Perpetual Preferred Stock, Series C Perpetual Preferred Stock, Series D Perpetual Preferred Stock (Incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended March 31, 2005)

10.13
Assured Guaranty Ltd. Performance Retention Plan (As Amended and Restated as of February 14, 2008 for Awards Granted during 2007) (Incorporated by reference to Exhibit 10.50 to Form 10-K for the year ended December 31, 2007)*

Exhibit Number	Description of Document
10.14
Restricted Stock Unit Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2007)*

10.15
$200.0 million soft-capital credit facility, dated as of July 31, 2007, under which Assured Guaranty Re Ltd. is the borrower and for which Deutsche Bank AG New York Branch acted as administrative agent and lead arranger (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2007)

10.16	Assured Guaranty Ltd. Performance Retention Plan (As Amended and Restated as of February 14, 2008) (Incorporated by reference to Exhibit 10.58 to Form 10-K for the year ended December 31, 2007)*
10.17	Terms of Performance Retention Award Five Year Cliff Vest Granted on February 14, 2008 (Incorporated by reference to Exhibit 10.59 to Form 10-K for the year ended December 31, 2007)*
10.18	Form of Award Letter for Performance Retention Award Five Year Cliff Vest Granted on February 14, 2008 (Incorporated by reference to Exhibit 10.60 to Form 10-K for the year ended December 31, 2007)*
10.19
Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used with employment agreement (Incorporated by reference to Exhibit 10.66 to Form 10-K for the year ended December 31, 2007)*

10.20	Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.67 to Form 10-K for the year ended December 31, 2007)*
10.21
Investment Agreement dated as of February 28, 2008 between Assured Guaranty Ltd. and WLR Recovery Fund IV, L.P. (Incorporated by reference to Exhibit 10.68 to Form 10-K for the year ended December 31, 2007)

10.22	Director Compensation (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2012)*
10.23
Restricted Stock Unit Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2008)*

10.24	Form of amendment to Restricted Stock Unit Awards for Outside Directors (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2008)*
10.25	Employment Agreement between Dominic J. Frederico and the Registrant (Incorporated by reference to Exhibit 10.64 to Form 10-K for the year ended December 31, 2008)*
10.26	Employment Agreement between Robert B. Mills and the Registrant (Incorporated by reference to Exhibit 10.66 to Form 10-K for the year ended December 31, 2008)*
10.27	Employment Agreement between James M. Michener and the Registrant (Incorporated by reference to Exhibit 10.67 to Form 10-K for the year ended December 31, 2008)*
10.28	Employment Agreement between Robert A. Bailenson and the Registrant (Incorporated by reference to Exhibit 10.68 to Form 10-K for the year ended December 31, 2008)*
10.29	Assured Guaranty Ltd. Executive Officer Recoupment Policy (Incorporated by reference to Exhibit 10.69 to Form 10-K for the year ended December 31, 2008)*
10.30	Form of Acknowledgement of Assured Guaranty Ltd. Executive Officer Recoupment Policy (Incorporated by reference to Exhibit 10.70 to Form 10-K for the year ended December 31, 2008)*
10.31
Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used with employment agreement (Incorporated by reference to Exhibit 10.71 to Form 10-K for the year ended December 31, 2008)*

10.32	Terms of Performance Retention Award Four Year Installment Vesting Granted on February 5, 2009 (Incorporated by reference to Exhibit 10.73 to Form 10-K for the year ended December 31, 2008)*
10.33
Approval dated September 16, 2008 pursuant to Investment Agreement dated as of February 28, 2008 with WLR Recovery Fund IV, L.P. Pursuant to the Investment Agreement, WLR Recovery Fund IV, L.P. and other funds affiliated with WL Ross & Co. LLC (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 19, 2008)

10.34	Purchase Agreement among Dexia Holdings Inc., Dexia Credit Local S.A. and the Company dated as of November 14, 2008 (Incorporated by reference to Exhibit 99.1 to Form 8-K filed on November 17, 2008)
10.35	Amendment to Investment Agreement dated as of November 13, 2008 between the Company and WLR Recovery Fund IV, L.P. (Incorporated by reference to Exhibit 99.2 to Form 8-K filed on November 17, 2008)
10.36
Amended and Restated Revolving Credit Agreement dated as of June 30, 2009 among FSA Asset Management LLC, Dexia Crédit Local S.A. and Dexia Bank Belgium S.A. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 8, 2009)

Exhibit Number	Description of Document
10.37
Master Repurchase Agreement (September 1996 Version) dated as of June 30, 2009 between Dexia Crédit Local S.A. and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.2.1 to Form 8-K filed on July 8, 2009)

10.38
Annex I-Committed Term Repurchase Agreement Annex dated as of June 30, 2009 between Dexia Crédit Local S.A. and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.2.2 to Form 8-K filed on July 8, 2009)

10.39
ISDA Master Agreement (Multicurrency-Cross Border) dated as of June 30, 2009 among Dexia SA, Dexia Crédit Local S.A. and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.3.1 to Form 8-K filed on July 8, 2009)

10.40
Schedule to the 1992 Master Agreement, Guaranteed Put Contract, dated as of June 30, 2009 among Dexia Crédit Local S.A., Dexia SA and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.3.2 to Form 8-K filed on July 8, 2009)

10.41
Put Option Confirmation, Guaranteed Put Contract, dated June 30, 2009 to FSA Asset Management LLC from Dexia SA and Dexia Crédit Local S.A. (Incorporated by reference to Exhibit 10.3.3 to Form 8-K filed on July 8, 2009)

10.42
ISDA Credit Support Annex (New York Law) to the Schedule to the ISDA Master Agreement, Guaranteed Put Contract, dated as of June 30, 2009 between Dexia Crédit Local S.A. and Dexia SA and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.3.4 to Form 8-K filed on July 8, 2009)

10.43
ISDA Master Agreement (Multicurrency-Cross Border) dated as of June 30, 2009 among Dexia SA, Dexia Crédit Local S.A. and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.4.1 to Form 8-K filed on July 8, 2009)

10.44
Schedule to the 1992 Master Agreement, Non-Guaranteed Put Contract, dated as of June 30, 2009 among Dexia Crédit Local S.A., Dexia SA and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.4.2 to Form 8-K filed on July 8, 2009)

10.45
Put Option Confirmation, Non-Guaranteed Put Contract, dated June 30, 2009 to FSA Asset Management LLC from Dexia SA and Dexia Crédit Local S.A. (Incorporated by reference to Exhibit 10.4.3 to Form 8-K filed on July 8, 2009)

10.46
ISDA Credit Support Annex (New York Law) to the Schedule to the ISDA Master Agreement, Non-Guaranteed Put Contract, dated as of June 30, 2009 between Dexia Crédit Local S.A. and Dexia SA and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.4.4 to Form 8-K filed on July 8, 2009)

10.47
First Demand Guarantee Relating to the “Financial Products” Portfolio of FSA Asset Management LLC issued by the Belgian State and the French State and executed as of June 30, 2009 (Incorporated by reference to Exhibit 10.5 to Form 8-K filed on July 8, 2009)

10.48
Guaranty, dated as of June 30, 2009, made jointly and severally by Dexia SA and Dexia Crédit Local S.A., in favor of Financial Security Assurance Inc. (Incorporated by reference to Exhibit 10.6 to Form 8-K filed on July 8, 2009)

10.49
Indemnification Agreement (GIC Business) dated as of June 30, 2009 by and among Financial Security Assurance Inc., Dexia Crédit Local S.A. and Dexia SA (Incorporated by reference to Exhibit 10.7 to Form 8-K filed on July 8, 2009)

10.50
Pledge and Administration Agreement, dated as of June 30, 2009, among Dexia SA, Dexia Crédit Local S.A., Dexia Bank Belgium SA, Dexia FP Holdings Inc., Financial Security Assurance Inc., FSA Asset Management LLC, FSA Portfolio Asset Limited, FSA Capital Markets Services LLC, FSA Capital Markets Services (Caymans) Ltd., FSA Capital Management Services LLC and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 10.8 to Form 8-K filed on July 8, 2009)

10.51
Separation Agreement, dated as of July 1, 2009, among Dexia Crédit Local S.A., Financial Security Assurance Inc., Financial Security Assurance International, Ltd., FSA Global Funding Limited and Premier International Funding Co. (Incorporated by reference to Exhibit 10.9 to Form 8-K filed on July 8, 2009)

10.52
Funding Guaranty, dated as of July 1, 2009, made by Dexia Crédit Local S.A. in favor of Financial Security Assurance Inc. and Financial Security Assurance International, Ltd. (Incorporated by reference to Exhibit 10.10 to Form 8-K filed on July 8, 2009)

10.53
Reimbursement Guaranty, dated as of July 1, 2009, made by Dexia Crédit Local S.A. in favor of Financial Security Assurance Inc. and Financial Security Assurance International, Ltd. (Incorporated by reference to Exhibit 10.11 to Form 8-K filed on July 8, 2009)

10.54
Strip Coverage Liquidity and Security Agreement, dated as of July 1, 2009, between Financial Security Assurance Inc. and Dexia Crédit Local S.A. (Incorporated by reference to Exhibit 10.12 to Form 8-K filed on July 8, 2009)

Exhibit Number	Description of Document
10.55
Indemnification Agreement (FSA Global Business), dated as of July 1, 2009, by and between Financial Security Assurance Inc., Assured Guaranty Ltd. and Dexia Crédit Local S.A. (Incorporated by reference to Exhibit 10.13 to Form 8-K filed on July 8, 2009)

10.56
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

10.57
Put Confirmation Annex Amendment Agreement dated as of July 1, 2009 among Dexia SA and Dexia Crédit Local S.A. and FSA Asset Management LLC and Financial Security Assurance Inc. (Incorporated by reference to Exhibit 10.15 to Form 8-K filed on July 8, 2009)

10.58
Non-Qualified Stock Option Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.19 to Form 10-Q for the quarter ended June 30, 2009)*

10.59
Master Repurchase Agreement between FSA Capital Management Services LLC and FSA Capital Markets Services LLC (Incorporated by reference to Exhibit 10.20 to Form 10-Q for the quarter ended June 30, 2009)

10.60	Confirmation to Master Repurchase Agreement (Incorporated by reference to Exhibit 10.21 to Form 10-Q for the quarter ended June 30, 2009)
10.61	Master Repurchase Agreement Annex I (Incorporated by reference to Exhibit 10.22 to Form 10-Q for the quarter ended June 30, 2009)
10.62
Financial Security Assurance Holdings Ltd. 1989 Supplemental Executive Retirement Plan (amended and restated as of December 17, 2004) (Incorporated by reference to Exhibit 10.4 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on December 17, 2004)*

10.63	Amendment to the Financial Security Assurance Holdings Ltd. 1989 Supplemental Employee Retirement Plan (Incorporated by reference to Exhibit 10.29 to Form 10-Q for the quarter ended June 30, 2009)*
10.64
Financial Security Assurance Holdings Ltd. 2004 Supplemental Executive Retirement Plan, dated as of December 17, 2004 (Incorporated by reference to Exhibit 10.3 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on December 17, 2004)*

10.65
Financial Security Assurance Holdings Ltd. 2004 Supplemental Executive Retirement Plan, as amended on May 18, 2006 (Incorporated by reference to Exhibit 10.1 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on May 22, 2006)*

10.66
Financial Security Assurance Holdings Ltd. 2004 Supplemental Executive Retirement Plan, as amended on February 14, 2008 (Incorporated by reference to Exhibit 10.3 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on February 15, 2008)*

10.67
Pledge and Intercreditor Agreement, among Dexia Crédit Local, Dexia Bank Belgium S.A., Financial Security Assurance Inc. and FSA Asset Management LLC, dated November 13, 2008 (Incorporated by reference to Exhibit 10.3 to Financial Security Assurance Holdings Ltd.'s Form 10-Q for the quarter ended September 30, 2008)

10.68
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

10.69
Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust I (Incorporated by reference to Exhibit 99.5 to Financial Security Assurance Holdings Ltd.'s Form 10-Q for the quarter ended June 30, 2003)

10.70
Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust II (Incorporated by reference to Exhibit 99.6 to Financial Security Assurance Holdings Ltd.'s Form 10-Q for the quarter ended June 30, 2003)

10.71
Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust III (Incorporated by reference to Exhibit 99.7 to Financial Security Assurance Holdings Ltd.'s Form 10-Q for the quarter ended June 30, 2003)

10.72
Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust IV (Incorporated by reference to Exhibit 99.8 to Financial Security Assurance Holdings Ltd.'s Form 10-Q for the quarter ended June 30, 2003)

Exhibit Number	Description of Document
10.73
Contribution Agreement, dated as of November 22, 2006, between Dexia S.A. and Financial Security Assurance Holdings Ltd. (Incorporated by reference to Exhibit 10.4 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on November 28, 2006)

10.74
Replacement Capital Covenant, dated as of November 22, 2006, by Financial Security Assurance Holdings Ltd. (Incorporated by reference to Exhibit 10.5 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on November 28, 2006)

10.75	Agreement and Amendment between Dexia Holdings Inc., Dexia Credit Local S.A. and the Company dated as of June 9, 2009 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 12, 2009)
10.76	Second Amendment to Investment Agreement dated as June 10, 2009 between the Company and WLR Recovery Fund IV, L.P. (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 12, 2009)
10.77	Restricted Stock Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2008)*
10.78
2010 Form of Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used with employment agreement (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2010)*

10.79
2010 Form of Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used without employment agreement (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2010)*

10.80
2010 Form of Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used with employment agreement (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2010)*

10.81
2010 Form of Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan for use without employment agreement (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2010)*

10.82
Terms of Performance Retention Award, Four Year Installment Vesting Granted on February 25, 2010 for participants subject to $1 million limit (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2010)*

10.83
Terms of Performance Retention Award, Four Year Installment Vesting Granted on February 9, 2011 for participants subject to $1 million limit (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2011)*

10.84
Form of Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used with employment agreement (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2011)*

10.85
Form of Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used without employment agreement (Incorporated by reference to Exhibit 10.7 to the Form 10-Q for the quarter ended March 31, 2011)*

10.86	Waiver Letter dated April 21, 2011 from Dominic J. Frederico (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 22, 2011)*
10.87	Waiver Letter dated April 21, 2011 from Robert B. Mills (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 22, 2011)*
10.88	Waiver Letter dated April 21, 2011 from James M. Michener (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on April 22, 2011)*
10.89	Waiver Letter dated April 21, 2011 from Robert A. Bailenson (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on April 22, 2011)*
10.90	Letter Agreement with Robert B. Mills dated May 13, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 13, 2011)*
10.91	Letter Agreement with Robert A. Bailenson dated May 13, 2011 (incorporated by reference to Exhibit 10.2 to Form 8-K filed May on 13, 2011)*
10.92	Assured Guaranty Corp. Supplemental Executive Retirement Plan as amended through the Third Amendment thereto (Incorporated by reference to Exhibit 4.5 to Form S-8 (#333-178625))*
10.93
Employment Continuation and Termination of Employment Agreement between Dominic J. Frederico and the Registrant (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2012)*

10.94
Employment Continuation and Termination of Employment Agreement between James M. Michener and the Registrant (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2012)*

Exhibit Number	Description of Document
10.95
Employment Continuation and Termination of Employment Agreement between Robert B. Mills and the Registrant (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2012)*

10.96
Employment Continuation and Termination of Employment Agreement between Robert A. Bailenson and the Registrant (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2012)*

10.97	Assured Guaranty Ltd. Executive Severance Plan (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2012)*
10.98	Assured Guaranty Ltd. Perquisite Policy (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2012)*
10.99
2012 Form of Executive Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2012)*

10.100
2012 Form of Executive Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended March 31, 2012)*

10.101
2012 Form of Executive Performance-Based Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended March 31, 2012)*

10.102
Terms of Performance Retention Award Four Year Installment Vesting Granted on February 9, 2012 for participants Subject to $1 million Limit (Incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2012)*

10.103	Form of Acknowledgement Letter for Participants in Assured Guaranty Ltd. Executive Severance Plan (Incorporated by reference to Exhibit 10.11 to Form 10-Q for the quarter ended March 31, 2012)*
10.104
Assured Guaranty Ltd. Supplemental Employee Retirement Plan, as amended and restated effective January 1, 2009 and as amended by the First, Second, Third, Fourth and Fifth Amendments (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2012)*

10.105
Assured Guaranty Ltd. 2004 Long-Term Incentive Plan, as amended and restated as of May 7, 2009 and as amended by the First Amendment (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2012)*

10.106	First Amendment to the Restricted Stock Unit Agreement for Outside Directors*
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of the registrant
23.1	Accountants Consent
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑ Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑ Oxley Act of 2002
101.1
The following financial information from Registrant's Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language) interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2012 and 2011; (ii) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2012, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Assured Guaranty Ltd.

By:	/s/ Dominic J. Frederico Name: Dominic J. Frederico Title: President and Chief Executive Officer
Date: March 1, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Walter A. Scott Walter A. Scott	Chairman of the Board; Director	March 1, 2013

/s/ Dominic J. Frederico Dominic J. Frederico	President and Chief Executive Officer; Director	March 1, 2013

/s/ Robert A. Bailenson Robert A. Bailenson	Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)	March 1, 2013

/s/ Neil Baron Neil Baron	Director	March 1, 2013

/s/ Francisco L. Borges Francisco L. Borges	Director	March 1, 2013

/s/ G. Lawrence Buhl G. Lawrence Buhl	Director	March 1, 2013

/s/ Stephen A. Cozen Stephen A. Cozen	Director	March 1, 2013

/s/ Bonnie L. Howard Bonnie L. Howard	Director	March 1, 2013

/s/ Patrick W. Kenny Patrick W. Kenny	Director	March 1, 2013

/s/ Robin Monro‑Davies Robin Monro‑Davies	Director	March 1, 2013

/s/ Michael T. O'Kane Michael T. O'Kane	Director	March 1, 2013

/s/ Wilbur L. Ross, Jr. Wilbur L. Ross, Jr.	Director	March 1, 2013