Form 10-Q
period 2013-03-31
ASSURED GUARANTY LTD
filed 2013-05-10
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
The number of registrant’s Common Shares ($0.01 par value) outstanding as of May 1, 2013 was 189,776,540 (includes 88,549 unvested restricted shares).

ASSURED GUARANTY LTD.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Assured Guaranty Ltd.

Consolidated Balance Sheets (unaudited)

(dollars in millions except per share and share amounts)

	As of March 31, 2013	As of December 31, 2012
Assets
Investment portfolio:
Fixed maturity securities, available-for-sale, at fair value (amortized cost of $9,363 and $9,346)	$9,985	$10,056
Short term investments, at fair value	729	817
Other invested assets	148	212
Total investment portfolio	10,862	11,085
Cash	125	138
Premiums receivable, net of ceding commissions payable	956	1,005
Ceded unearned premium reserve	535	561
Deferred acquisition costs	116	116
Reinsurance recoverable on unpaid losses	56	58
Salvage and subrogation recoverable	543	456
Credit derivative assets	125	141
Deferred tax asset, net	872	721
Financial guaranty variable interest entities’ assets, at fair value	2,813	2,688
Other assets	296	273
Total assets	$17,299	$17,242
Liabilities and shareholders’ equity
Unearned premium reserve	$4,982	$5,207
Loss and loss adjustment expense reserve	532	601
Reinsurance balances payable, net	193	219
Long-term debt	832	836
Credit derivative liabilities	2,518	1,934
Financial guaranty variable interest entities’ liabilities with recourse, at fair value	2,071	2,090
Financial guaranty variable interest entities’ liabilities without recourse, at fair value	1,107	1,051
Other liabilities	340	310
Total liabilities	12,575	12,248
Commitments and contingencies (See Note 14)
Common stock ($0.01 par value, 500,000,000 shares authorized; 192,337,826 and 194,003,297 shares issued and outstanding)	2	2
Additional paid-in capital	2,685	2,724
Retained earnings	1,586	1,749
Accumulated other comprehensive income, net of tax of $169 and $198	447	515
Deferred equity compensation (320,193 and 320,193 shares)	4	4
Total shareholders’ equity	4,724	4,994
Total liabilities and shareholders’ equity	$17,299	$17,242

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Operations (unaudited)

(dollars in millions except per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues
Net earned premiums	$248	$194
Net investment income	94	98
Net realized investment gains (losses):
Other-than-temporary impairment losses	(1)	(28)
Less: portion of other-than-temporary impairment loss recognized in other comprehensive income	4	(23)
Other net realized investment gains (losses)	33	6
Net realized investment gains (losses)	28	1
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	18	(57)
Net unrealized gains (losses)	(610)	(634)
Net change in fair value of credit derivatives	(592)	(691)
Fair value gains (losses) on committed capital securities	(10)	(14)
Fair value gains (losses) on financial guaranty variable interest entities	70	(41)
Other income	(14)	91
Total revenues	(176)	(362)
Expenses
Loss and loss adjustment expenses	(48)	242
Amortization of deferred acquisition costs	3	5
Interest expense	21	25
Other operating expenses	60	62
Total expenses	36	334
Income (loss) before income taxes	(212)	(696)
Provision (benefit) for income taxes
Current	55	29
Deferred	(123)	(242)
Total provision (benefit) for income taxes	(68)	(213)
Net income (loss)	$(144)	$(483)

Earnings per share:
Basic	$(0.74)	$(2.65)
Diluted	$(0.74)	$(2.65)
Dividends per share	$0.10	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Comprehensive Income (unaudited)

(in millions)

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$(144)	$(483)
Unrealized holding gains (losses) arising during the period on:
Investments with no other-than-temporary impairment, net of tax provision (benefit) of $(19) and $19	(50)	42
Investments with other-than-temporary impairment, net of tax provision (benefit) of $(8) and $(7)	(16)	(14)
Unrealized holding gains (losses) arising during the period, net of tax	(66)	28
Less: reclassification adjustment for gains (losses) included in net income (loss), net of tax provision (benefit) of $(2) and $(1)	(3)	(1)
Change in net unrealized gains on investments	(63)	29
Other, net of tax provision	(5)	2
Other comprehensive income (loss)	$(68)	$31
Comprehensive income (loss)	$(212)	$(452)

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Shareholders’ Equity (unaudited)

For the Three Months Ended March 31, 2013

(dollars in millions, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2012	194,003,297	$2	$2,724	$1,749	$515	$4	$4,994
Net loss	—	—	—	(144)	—	—	(144)
Dividends ($0.10 per share)	—	—	—	(19)	—	—	(19)
Common stock repurchases	(1,914,566)	0	(39)	—	—	—	(39)
Share-based compensation and other	249,095	0	0	—	—	—	0
Other comprehensive loss	—	—	—	—	(68)	—	(68)
Balance at March 31, 2013	192,337,826	$2	$2,685	$1,586	$447	$4	$4,724

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Cash Flows (unaudited)

(in millions)

	Three Months Ended March 31,
	2013	2012
Net cash flows provided by (used in) operating activities	$(14)	$75
Investing activities
Fixed maturity securities:
Purchases	(510)	(383)
Sales	183	189
Maturities	283	253
Net sales (purchases) of short-term investments	88	(143)
Net proceeds from paydowns on financial guaranty variable interest entities’ assets	138	138
Other	55	53
Net cash flows provided by (used in) investing activities	237	107
Financing activities
Dividends paid	(19)	(16)
Repurchases of common stock	(39)	—
Share activity under option and incentive plans	(2)	(3)
Net paydowns of financial guaranty variable interest entities’ liabilities	(167)	(193)
Repayment of long-term debt	(6)	(5)
Net cash flows provided by (used in) financing activities	(233)	(217)
Effect of exchange rate changes	(3)	2
Increase (decrease) in cash	(13)	(33)
Cash at beginning of period	138	215
Cash at end of period	$125	$182
Supplemental cash flow information
Cash paid (received) during the period for:
Income taxes	$32	$2
Interest	$9	$12
The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (unaudited)

March 31, 2013

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

The Company has not entered into any new CDS in order to sell credit protection since the beginning of 2009, when regulatory guidelines were issued that limited the terms under which such protection could be sold. The capital and margin requirements applicable under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) also contributed to the decision of the Company not to enter into such new CDS in the foreseeable future. The Company actively pursues opportunities to terminate existing CDS, which have the effect of reducing future fair value volatility in income and/or reducing rating agency capital charges.

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and, in the opinion of management, reflect all adjustments that are of a normal recurring nature, necessary for a fair statement of the financial condition, results of operations and cash flows of the Company and its consolidated financial guaranty variable interest entities (“FG VIEs”) for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited interim consolidated financial statements are as of March 31, 2013 and cover the three-

month period ended March 31, 2013 ("First Quarter 2013") and the three-month period ended March 31, 2012 ("First Quarter 2012"). Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted.The year-end balance sheet data was derived from audited financial statements.

The unaudited interim consolidated financial statements include the accounts of AGL and its direct and indirect subsidiaries (collectively, the “Subsidiaries”) and its consolidated FG VIEs. Intercompany accounts and transactions between and among all consolidated entities have been eliminated. Certain prior year balances have been reclassified to conform to the current year’s presentation.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in AGL’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company's principal insurance company subsidiaries are:

•	Assured Guaranty Municipal Corp. ("AGM"), domiciled in New York;

•	Assured Guaranty Corp. ("AGC"), domiciled in Maryland; and

•	Assured Guaranty Re Ltd. (“AG Re”), domiciled in Bermuda.

The Company also has the following other insurance company subsidiaries:

•	Assured Guaranty (Europe) Ltd. and one other insurance subsidiary, organized in the United Kingdom;

•	Municipal Assurance Corp., domiciled in New York, that has not yet commenced insurance operations; and

•	a U.S. and a Bermuda insurance subsidiary that participate in a pooling agreement with AGM.

The Company’s organizational structure includes various holdings companies, two of which — Assured Guaranty US Holdings Inc. (“AGUS”) and Assured Guaranty Municipal Holdings Inc. (“AGMH”) — have public debt outstanding. See Note 15, Long Term Debt and Credit Facilities.

2.	Business Changes and Accounting Developments

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

In the last several years, Standard and Poor’s Ratings Services (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”) have downgraded the financial strength ratings of all the Company’s insurance subsidiaries that they rate. On January 17, 2013, Moody’s downgraded the Insurance Financial Strength ("IFS") rating of AGM to A2 from Aa3, the IFS rating of AGC to A3 from Aa3, and the IFS rating of AG Re to Baa1 from A1. In the same rating action, Moody's also downgraded the senior unsecured debt ratings of AGUS and AGMH to Baa2 from A3. While the outlook for the ratings from S&P and Moody's is stable, there can be no assurance that S&P and Moody's will not take further action on the Company’s ratings. For a discussion of the effect of rating actions on the Company, see the following:

•	Note 5, Expected Loss to be Paid

•	Note 8, Financial Guaranty Contracts Accounted for as Credit Derivatives

•	Note 13, Reinsurance and Other Monoline Exposures

•	Note 15, Long Term Debt and Credit Facilities (regarding the impact on the Company's insured leveraged lease transactions)

Accounting Changes

In 2013, the Company expanded Note 17, Other Comprehensive Income, upon adoption of new guidance on other comprehensive income disclosures.

Significant Transactions

•
In First Quarter 2013, under the current authorization, the Company repurchased 1.9 million common shares for $39 million at an average price of $20.46 per share. On May 8, 2013, the Company's board of directors authorized an additional $115 million of repurchases of the Company’s common shares, bringing the total authorization in 2013 to $315 million, of which the Company had repurchased a total of 5.6 million shares for approximately $115 million at an average price of $20.29 per share through May 6, 2013.

•
On May 6, 2013, the Company entered into an agreement with UBS Real Estate Securities Inc. and affiliates ("UBS") and a third party resolving the Company’s claims and liabilities related to specified residential mortgage-backed securities ("RMBS") transactions that were issued, underwritten or sponsored by UBS and insured by AGM or AGC under financial guaranty insurance policies. See Note 5, Expected Loss to be Paid.

3.	Outstanding Exposure

The Company’s financial guaranty contracts are written in either insurance or credit derivative form, but collectively are considered financial guaranty contracts. The Company seeks to limit its exposure to losses by underwriting obligations that are investment grade at inception, diversifying its insured portfolio and maintaining rigorous subordination or collateralization requirements on structured finance obligations. The Company also has utilized reinsurance by ceding business to third-party reinsurers. The Company provides financial guaranties with respect to debt obligations of special purpose entities, including VIEs. Some of these VIEs are consolidated as described in Note 9, Consolidation of Variable Interest Entities. The outstanding par and Debt Service amounts presented below include outstanding exposures on VIEs whether or not they are consolidated.

Debt Service Outstanding

	Gross Debt Service Outstanding		Net Debt Service Outstanding
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
	(in millions)
Public finance	$696,771	$722,562	$654,113	$677,369
Structured finance	104,976	112,388	97,628	104,811
Total financial guaranty	$801,747	$834,950	$751,741	$782,180

In addition to the amounts shown in the table above, the Company’s net mortgage guaranty insurance in force was approximately $149 million as of March 31, 2013. The net mortgage guaranty insurance in force is assumed excess of loss business written between 2004 and 2006 and comprises $135 million covering loans originated in Ireland and $14 million covering loans originated in the United Kingdom ("U.K.").

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

 Financial Guaranty Portfolio by Internal Rating
As of March 31, 2013

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
Super senior	$—	—%	$1,071	3.1%	$13,259	18.9%	$4,522	25.1%	$18,852	3.8%
AAA	4,053	1.1	580	1.7	26,628	37.9	7,504	41.7	38,765	7.7
AA	120,812	31.9	661	1.9	10,041	14.2	687	3.8	132,201	26.3
A	206,112	54.5	9,158	26.1	3,149	4.5	958	5.3	219,377	43.7
BBB	42,890	11.3	21,590	61.5	3,351	4.8	2,437	13.5	70,268	14.0
Below-investment-grade (“BIG”)	4,589	1.2	2,007	5.7	13,852	19.7	1,906	10.6	22,354	4.5
Total net par outstanding	$378,456	100.0%	$35,067	100.0%	$70,280	100.0%	$18,014	100.0%	$501,817	100.0%

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2012

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
Super senior	$—	—%	$1,130	3.0%	$13,572	18.2%	$4,874	24.7%	$19,576	3.8%
AAA	4,502	1.2	576	1.5	28,615	38.3	8,295	42.1	41,988	8.1
AA	124,525	32.1	875	2.3	9,589	12.8	722	3.7	135,711	26.1
A	210,124	54.1	9,781	26.1	4,670	6.2	1,409	7.2	225,984	43.4
BBB	44,213	11.4	22,885	61.0	3,717	5.0	2,427	12.3	73,242	14.1
BIG	4,603	1.2	2,293	6.1	14,532	19.5	1,964	10.0	23,392	4.5
Total net par outstanding	$387,967	100.0%	$37,540	100.0%	$74,695	100.0%	$19,691	100.0%	$519,893	100.0%

The Company classifies those portions of risks benefiting from reimbursement obligations collateralized, or expected to be collateralized, by eligible assets held in trust in acceptable reimbursement structures as the higher of 'AA' or their current internal rating.

Securities purchased for loss mitigation purposes, which are generally rated BIG, represented $1,119 million and $1,133 million of gross par outstanding as of March 31, 2013 and December 31, 2012, respectively. In addition, under the terms of certain credit derivative contracts, the Company has been delivered the obligations referenced in such contracts and recorded them in invested assets in the consolidated balance sheets. Such amounts totaled $219 million and $220 million in gross par outstanding as of March 31, 2013 and December 31, 2012, respectively.

In addition to amounts shown in the tables above, the Company had outstanding commitments to provide guaranties of $1.8 billion for structured finance and $0.7 billion for public finance obligations at March 31, 2013. The structured finance commitments include the unfunded component of pooled corporate and other transactions. Public finance commitments typically relate to primary and secondary public finance debt issuances. The expiration dates for the public finance commitments range between April 15, 2013 and February 25, 2017, with $0.6 billion expiring prior to December 31, 2013. The commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Economic Exposure to the Selected European Countries

Several European countries continue to experience significant economic, fiscal and/or political strains such that the likelihood of default on obligations with a nexus to those countries may be higher than the Company anticipated when such factors did not exist. The European countries where it believes heightened uncertainties exist are: Greece, Hungary, Ireland, Italy, Portugal and Spain (the “Selected European Countries”). The Company is closely monitoring its exposures in Selected European Countries where it believes heightened uncertainties exist. Published reports have identified countries that may be experiencing reduced demand for their sovereign debt in the current environment. The Company selected these European countries based on these reports and its view that their credit fundamentals are deteriorating. The Company’s economic exposure to the Selected European Countries (based on par for financial guaranty contracts and notional amount for financial guaranty contracts accounted for as derivatives) is shown in the following table net of ceded reinsurance.

Net Economic Exposure to Selected European Countries(1)
March 31, 2013

	Greece	Hungary (2)	Ireland	Italy	Portugal	Spain (2)	Total
	(in millions)
Sovereign and sub-sovereign exposure:
Public finance	$—	$—	$—	$978	$105	$258	$1,341
Infrastructure finance	—	408	23	83	96	164	774
Sub-total	—	408	23	1,061	201	422	2,115
Non-sovereign exposure:
Regulated utilities	—	—	—	215	—	8	223
RMBS	—	205	135	476	—	—	816
Commercial receivables	—	2	13	61	14	2	92
Pooled corporate	22	—	177	226	15	498	938
Sub-total	22	207	325	978	29	508	2,069
Total	$22	$615	$348	$2,039	$230	$930	$4,184
Total BIG	$—	$576	$7	$2	$121	$406	$1,112
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

(2)	See Note 5, Expected Loss to be Paid.

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

The Company has included in the exposure tables above its indirect economic exposure to the Selected European Countries through exposure it provides on (a) pooled corporate and (b) commercial receivables transactions. The Company considers economic exposure to a selected European Country to be indirect when the exposure relates to only a small portion of an insured transaction that otherwise is not related to a Selected European Country. In most instances, the trustees and/or servicers for such transactions provide reports that identify the domicile of the underlying obligors in the pool, although occasionally such information is not available to the Company. The Company has reviewed transactions through which it believes it may have indirect exposure to the Selected European Countries that is material to the transaction and included in the tables above the proportion of the insured par equal to the proportion of obligors so identified as being domiciled in a Selected European Country. The Company may also have indirect exposures to Selected European Countries in business assumed from unaffiliated monoline insurance companies. However, in the case of assumed business for indirect exposures, unaffiliated primary insurers generally do not provide such information to the Company.

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

Credits identified as BIG are subjected to further review to determine the probability of a loss (see Note 5, Expected Loss to be Paid). Surveillance personnel then assign each BIG transaction to the appropriate BIG surveillance category based upon whether a lifetime loss is expected and whether a claim has been paid. The Company expects “lifetime losses” on a transaction when the Company believes there is at least a 50% chance that, on a present value basis, it will pay more claims over the life of that transaction than it ultimately will have reimbursed. For surveillance purposes, the Company calculates present value using a constant discount rate of 5%. (A risk-free rate is used for recording of reserves for financial statement purposes.)

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

Financial Guaranty Exposures
(Insurance and Credit Derivative Form)
As of March 31, 2013

	BIG Net Par Outstanding				Net Par	BIG Net Par as a % of Total Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding	Outstanding
			(in millions)
First lien U.S. RMBS:
Prime first lien	$27	$422	$10	$459	$619	0.1%
Alt-A first lien	98	1,937	1,430	3,465	4,439	0.7
Option ARM	65	339	362	766	1,387	0.2
Subprime	162	1,219	1,006	2,387	7,130	0.5
Second lien U.S. RMBS:
Closed end second lien	—	61	279	340	452	0.1
Home equity lines of credit (“HELOCs”)	72	12	2,526	2,610	3,059	0.5
Total U.S. RMBS	424	3,990	5,613	10,027	17,086	2.1
Trust preferred securities (“TruPS”)	1,873	—	941	2,814	5,496	0.5
Other structured finance	1,240	379	1,298	2,917	65,712	0.6
U.S. public finance	3,359	520	710	4,589	378,456	0.9
Non-U.S. public finance	983	1,024	—	2,007	35,067	0.4
Total	$7,879	$5,913	$8,562	$22,354	$501,817	4.5%

 Financial Guaranty Exposures
(Insurance and Credit Derivative Form)
As of December 31, 2012

	BIG Net Par Outstanding				Net Par	BIG Net Par as a % of Total Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding	Outstanding
			(in millions)
First lien U.S. RMBS:
Prime first lien	$28	$436	$11	$475	$641	0.1%
Alt-A first lien	109	1,987	1,479	3,575	4,589	0.7
Option ARM	61	392	643	1,096	1,550	0.2
Subprime (including net interest margin securities)	152	1,161	1,024	2,337	7,330	0.4
Second lien U.S. RMBS:
Closed end second lien	—	247	157	404	521	0.1
HELOCs	91	—	2,627	2,718	3,196	0.5
Total U.S. RMBS	441	4,223	5,941	10,605	17,827	2.0
TruPS	1,920	—	952	2,872	5,693	0.6
Other structured finance	1,310	384	1,325	3,019	70,866	0.6
U.S. public finance	3,290	500	813	4,603	387,967	0.9
Non-U.S. public finance	2,293	—	—	2,293	37,540	0.4
Total	$9,254	$5,107	$9,031	$23,392	$519,893	4.5%

Below-Investment-Grade Credits
By Category
As of March 31, 2013

	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$6,148	$1,731	$7,879	143	30	173
Category 2	3,289	2,624	5,913	82	26	108
Category 3	6,611	1,951	8,562	147	29	176
Total BIG	$16,048	$6,306	$22,354	372	85	457

 Below-Investment-Grade Credits
By Category
As of December 31, 2012

	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$7,049	$2,205	$9,254	153	30	183
Category 2	2,606	2,501	5,107	76	27	103
Category 3	7,028	2,003	9,031	142	32	174
Total BIG	$16,683	$6,709	$23,392	371	89	460
_____________________
(1)    Includes net par outstanding for FG VIEs.

(2)	A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making Debt Service payments.

4.	Financial Guaranty Insurance Premiums

The portfolio of outstanding exposures discussed in Note 3, Outstanding Exposure, includes financial guaranty contracts that meet the definition of insurance contracts as well as those that meet the definition of a derivative under GAAP. Amounts presented in this note relate only to financial guaranty insurance contracts. See Note 8, Financial Guaranty Contracts Accounted for as Credit Derivatives, for a discussion of credit derivative revenues.

Net Earned Premiums

	First Quarter
	2013	2012
	(in millions)
Scheduled net earned premiums	$128	$152
Acceleration of premium earnings	113	37
Accretion of discount on net premiums receivable	7	5
Total financial guaranty insurance	248	194
Other	0	0
Total net earned premiums(1)	$248	$194
 ___________________

(1)	Excludes $18 million and $17 million for First Quarter 2013 and 2012, respectively, related to consolidated FG VIEs.

Components of Unearned Premium Reserve

	As of March 31, 2013			As of December 31, 2012
	Gross	Ceded	Net(1)	Gross	Ceded	Net(1)
	(in millions)
Deferred premium revenue:
Financial guaranty	$5,090	$558	$4,532	$5,349	$586	$4,763
Other	7	—	7	7	—	7
Total deferred premium revenue	$5,097	$558	$4,539	$5,356	$586	$4,770
Contra-paid	(115)	(23)	(92)	(149)	(25)	(124)
Total	$4,982	$535	$4,447	$5,207	$561	$4,646
 ____________________

(1)	Excludes $244 million and $262 million of deferred premium revenue, and $72 million and $98 million of contra-paid related to FG VIEs as of March 31, 2013 and December 31, 2012, respectively.

Net Deferred Premium Revenue Roll Forward

	First Quarter
	2013	2012
	(in millions)
Balance beginning of period	$4,770	$5,327
Premium written, net	14	13
Net premium earned, excluding accretion	(241)	(189)
Commutations and changes in expected premiums	1	130
Foreign exchange translation	(4)	3
Consolidation of FG VIEs	(1)	(5)
Balance, end of period	$4,539	$5,279

Gross Premium Receivable, Net of Ceding Commissions Roll Forward

	First Quarter
	2013	2012
	(in millions)
Balance beginning of period	$1,005	$1,003
Premium written, net of ceding commissions	17	56
Premium payments received, net of ceding commissions	(53)	(86)
Adjustments:
Changes in the expected term of financial guaranty insurance contracts	1	33
Accretion of discount, net of ceding commissions	9	6
Foreign exchange translation	(23)	12
Consolidation of FG VIEs	0	(5)
Balance, end of period (1)	$956	$1,019
____________________

(1)	Excludes $28 million and $33 million as of March 31, 2013 and March 31, 2012, respectively, related to consolidated FG VIEs.

Gains or losses due to foreign exchange rate changes relate to installment premium receivables denominated in currencies other than the U.S. dollar. Approximately 46%, and 47% of installment premiums at March 31, 2013 and December 31, 2012, respectively, are denominated in currencies other than the U.S. dollar, primarily Euro and British Pound Sterling.

The timing and cumulative amount of actual collections may differ from expected collections in the tables below due to factors such as foreign exchange rate fluctuations, counterparty collectability issues, accelerations, commutations and changes in expected lives.

Expected Collections of Gross Premiums Receivable,
Net of Ceding Commissions (Undiscounted)

March 31, 2013
(in millions)
2013 (April 1 – June 30)	$53
2013 (July 1 – September 30)	26
2013 (October 1 – December 31)	29
2014	105
2015	93
2016	87
2017	80
2018-2022	315
2023-2027	197
2028-2032	135
After 2032	154
Total(1)	$1,274
 ____________________

(1)	Excludes expected cash collections on FG VIEs of $35 million.

Scheduled Net Earned Premiums
Financial Guaranty Insurance Contracts

As of March 31, 2013
(in millions)
2013 (April 1 - June 30)	$121
2013 (July 1 - September 30)	118
2013 (October 1–December 31)	112
Subtotal 2013	351
2014	422
2015	371
2016	338
2017	303
2018 - 2022	1,164
2023 - 2027	732
2028 - 2032	437
After 2032	414
Total present value basis(1)	4,532
Discount	250
Total future value	$4,782
 ____________________

(1)	Excludes scheduled net earned premiums on consolidated FG VIEs of $244 million.

Selected Information for Policies Paid in Installments

	As of March 31, 2013	As of December 31, 2012
	(dollars in millions)
Premiums receivable, net of ceding commission payable	$956	$1,005
Gross deferred premium revenue	1,788	1,908
Weighted-average risk-free rate used to discount premiums	3.6%	3.5%
Weighted-average period of premiums receivable (in years)	9.5	9.6

5.	Expected Loss to be Paid

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

Accounting Models:

Insurance Accounting

For contracts accounted for as financial guaranty insurance, loss and loss adjustment expenses ("LAE") reserve is recorded only to the extent and for the amount that expected losses to be paid exceed unearned premium reserve. As a result, the Company has expected losses that have not yet been expensed but will be expensed in future periods. Such amounts will be expensed in future periods as deferred premium revenue amortizes into income. Expected loss to be paid is important from a liquidity perspective in that it represents the present value of amounts that the Company expects to pay or recover in future periods. Expected loss to be expensed is important because it presents the Company's projection of incurred losses that will be recognized in future periods as deferred premium revenue amortizes into income. See Note 6, Financial Guaranty Insurance Losses.

Derivative Accounting, at Fair Value

For contracts that do not meet the financial guaranty scope exception in the derivative accounting guidance (primarily due to the fact that the insured is not required to be exposed to the insured risk throughout the life of the contract), the Company records such credit derivative contracts at fair value on the consolidated balance sheet with changes in fair value recorded in the consolidated statement of operations. Expected loss to be paid is an important measure used by management to analyze the net economic loss on credit derivatives. The fair value recorded on the balance sheet represents an exit price in a hypothetical market. The fair value is determined using significant Level 3 inputs in an internally developed model while the expected loss to be paid (which represents the present value of expected cash outflows) uses methodologies and assumptions consistent with financial guaranty insurance expected losses to be paid. See Note 7, Fair Value Measurement and Note 8, Financial Guaranty Contracts Accounted for as Credit Derivatives.

VIE Consolidation, at Fair Value

For financial guaranty insurance contracts issued on the debt of variable interest entities over which the Company is deemed to be the primary beneficiary due to its control rights, as defined in accounting literature, the Company consolidates the FG VIE. The Company's expected loss to be paid is a component of the fair value of the FG VIEs liabilities. The Company carries the assets and liabilities of the FG VIEs at fair value under the fair value option election. Management assesses the losses on the insured debt of the consolidated FG VIEs in the same manner as other financial guaranty insurance and credit derivative contracts. Expected loss to be paid for FG VIEs pursuant to AGC's and AGM's financial guaranty insurance policies is calculated in a manner consistent with the Company's other financial guaranty insurance contracts.

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

Loss Mitigation

Expected loss to be paid and economic loss development include the effects of loss mitigation strategies and other contractual rights to mitigate losses such as: recoveries for breaches of representations and warranties, and purchases of insured debt obligations. Additionally, in certain cases, issuers of insured obligations elected, or the Company and an issuer mutually agreed as part of a negotiation, to deliver the underlying collateral or insured obligation to the Company. In circumstances where the Company has acquired its own insured obligations that have expected losses as part of loss mitigation strategy, expected loss to be paid is reduced by the proportionate share of the insured obligation that was purchased. The difference between the purchase price of the obligation and the fair value excluding the value of the Company's insurance, is treated as a paid loss. Assets that are purchased or put to the Company are recorded in the investment portfolio, at fair value, excluding the value of the Company's insurance or credit derivative contract. See Note 10, Investments and Cash and Note 7, Fair Value Measurement.

Loss Estimation Process

The Company’s loss reserve committees estimate expected loss to be paid for all contracts. Surveillance personnel present analyses related to potential losses to the Company’s loss reserve committees for consideration in estimating the expected loss to be paid. Such analyses include the consideration of various scenarios with potential probabilities assigned to them. Depending upon the nature of the risk, the Company’s view of the potential size of any loss and the information available to the Company, those analyses may be based upon individually developed cash flow models, internal credit rating assessments and sector-driven loss severity assumptions, or judgmental assessments. In the case of its assumed business, the Company may conduct its own analyses as just described or, depending on the Company’s view of the potential size of any loss and the information available to the Company, the Company may use loss estimates provided by ceding insurers. The Company’s loss reserve committees review and refresh the estimate of expected loss to be paid each quarter. The Company’s estimate of ultimate loss on a policy is subject to significant uncertainty over the life of the insured transaction due to the potential for significant variability in credit performance as a result of economic, fiscal and financial market variability over the long duration of most contracts. The determination of expected loss to be paid is an inherently subjective process involving numerous estimates, assumptions and judgments by management.

The following table presents a roll forward of the present value of net expected loss to be paid for all contracts, whether accounted for as insurance, credit derivatives or FG VIEs, by sector before and after the benefit for contractual and expected breaches of representations and warranties ("R&W"). The Company used weighted average risk-free rates for U.S. dollar denominated obligations, which ranged from 0.0% to 3.72% as of March 31, 2013 and 0.0% to 3.28% as of December 31, 2012.

Net Expected Loss to be Paid
Before Recoveries for Breaches of R&W
Roll Forward by Sector
First Quarter 2013

	Net Expected Loss to be Paid as of December 31, 2012(2)	Economic Loss Development	(Paid) Recovered Losses(1)	Net Expected Loss to be Paid as of March 31, 2013(2)
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$10	$6	$(1)	$15
Alt-A first lien	693	1	(19)	675
Option ARM	460	15	(112)	363
Subprime	351	29	(4)	376
Total first lien	1,514	51	(136)	1,429
Second lien:
Closed-end second lien	99	(8)	(4)	87
HELOCs	39	14	(14)	39
Total second lien	138	6	(18)	126
Total U.S. RMBS	1,652	57	(154)	1,555
TruPS	27	(3)	(1)	23
Other structured finance	312	(2)	(3)	307
U.S. public finance	7	7	(23)	(9)
Non-U.S public finance	52	10	—	62
Other	(3)	(10)	—	(13)
Total	$2,047	$59	$(181)	$1,925

Net Expected Loss to be Paid
Before Recoveries for Breaches of R&W
Roll Forward by Sector
First Quarter 2012

	Net Expected Loss to be Paid as of December 31, 2011	Economic Loss Development	(Paid) Recovered Losses(1)	Expected Loss to be Paid as of March 31, 2012
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$5	$1	$—	$6
Alt-A first lien	702	25	(26)	701
Option ARM	935	26	(107)	854
Subprime	342	11	(9)	344
Total first lien	1,984	63	(142)	1,905
Second lien:
Closed-end second lien	138	(5)	(12)	121
HELOCs	159	10	(71)	98
Total second lien	297	5	(83)	219
Total U.S. RMBS	2,281	68	(225)	2,124
TruPS	64	(4)	(2)	58
Other structured finance	342	(22)	(24)	296
U.S. public finance	16	23	(6)	33
Non-U.S public finance	51	198	54	303
Other	2	—	—	2
Total	$2,756	$263	$(203)	$2,816
____________________

(1)
Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded in reinsurance recoverable on paid losses included in other assets.

(2)
Includes expected LAE to be paid for mitigating claim liabilities of $31 million as of March 31, 2013 and $39 million as of December 31, 2012. The Company paid $13 million and $9 million in LAE for First Quarter 2013 and 2012, respectively.

Net Expected Recoveries from
Breaches of R&W Rollforward
First Quarter 2013

	Future Net R&W Benefit as of December 31, 2012	R&W Development and Accretion of Discount During First Quarter 2013	R&W Recovered During First Quarter 2013(1)	Future Net R&W Benefit as of March 31, 2013(2)
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$4	$—	$—	$4
Alt-A first lien	378	(8)	(8)	362
Option ARM	591	153	(54)	690
Subprime	109	4	—	113
Total first lien	1,082	149	(62)	1,169
Second lien:
Closed end second lien	138	(9)	(21)	108
HELOC	150	17	(6)	161
Total second lien	288	8	(27)	269
Total	$1,370	$157	$(89)	$1,438

Net Expected Recoveries from
Breaches of R&W Rollforward
First Quarter 2012

	Future Net R&W Benefit as of December 31, 2011	R&W Development and Accretion of Discount During First Quarter 2012	R&W Recovered During First Quarter 2012(1)	Future Net R&W Benefit as of March 31, 2012 (2)
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$3	$1	$—	$4
Alt-A first lien	407	27	(1)	433
Option ARM	725	28	(18)	735
Subprime	101	(5)	—	96
Total first lien	1,236	51	(19)	1,268
Second lien:
Closed end second lien	224	(2)	—	222
HELOC	190	2	(51)	141
Total second lien	414	—	(51)	363
Total	$1,650	$51	$(70)	$1,631
____________________

(1)	Gross amounts recovered were $92 million and $77 million for First Quarter 2013 and 2012, respectively.

(2)	Includes excess spread that the Company will receive as salvage as a result of a settlement agreement with an R&W provider.

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward
First Quarter 2013

	Net Expected Loss to be Paid as of December 31, 2012	Economic Loss Development	(Paid) Recovered Losses(1)	Net Expected Loss to be Paid as of March 31, 2013
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$6	$6	$(1)	$11
Alt-A first lien	315	9	(11)	313
Option ARM	(131)	(138)	(58)	(327)
Subprime	242	25	(4)	263
Total first lien	432	(98)	(74)	260
Second lien:
Closed-end second lien	(39)	1	17	(21)
HELOCs	(111)	(3)	(8)	(122)
Total second lien	(150)	(2)	9	(143)
Total U.S. RMBS	282	(100)	(65)	117
TruPS	27	(3)	(1)	23
Other structured finance	312	(2)	(3)	307
U.S. public finance	7	7	(23)	(9)
Non-U.S public finance	52	10	—	62
Other	(3)	(10)	—	(13)
Total	$677	$(98)	$(92)	$487

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward
First Quarter 2012

	Net Expected Loss to be Paid as of December 31, 2011	Economic Loss Development	(Paid) Recovered Losses(1)	Expected Loss to be Paid as of March 31, 2012
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$2	$0	$—	$2
Alt-A first lien	295	(2)	(25)	268
Option ARM	210	(2)	(89)	119
Subprime	241	16	(9)	248
Total first lien	748	12	(123)	637
Second lien:
Closed-end second lien	(86)	(3)	(12)	(101)
HELOCs	(31)	8	(20)	(43)
Total second lien	(117)	5	(32)	(144)
Total U.S. RMBS	631	17	(155)	493
TruPS	64	(4)	(2)	58
Other structured finance	342	(22)	(24)	296
U.S. public finance	16	23	(6)	33
Non-U.S public finance	51	198	54	303
Other	2	—	—	2
Total	$1,106	$212	$(133)	$1,185
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

Net Expected Loss to be Paid
By Accounting Model
As of March 31, 2013

	Financial Guaranty Insurance	FG VIEs(1)	Credit Derivatives	Total
	(in millions)
US RMBS:
First lien:
Prime first lien	$4	$—	$7	$11
Alt-A first lien	163	26	124	313
Option ARM	(252)	(82)	7	(327)
Subprime	128	54	81	263
Total first lien	43	(2)	219	260
Second Lien:
Closed-end second lien	(38)	27	(10)	(21)
HELOCs	41	(163)	—	(122)
Total second lien	3	(136)	(10)	(143)
Total U.S. RMBS	46	(138)	209	117
TruPS	1	—	22	23
Other structured finance	211	—	96	307
U.S. public finance	(9)	—	—	(9)
Non-U.S. public finance	61	—	1	62
Subtotal	$310	$(138)	$328	500
Other				(13)
Total				$487

Net Expected Loss to be Paid
By Accounting Model
As of December 31, 2012

	Financial Guaranty Insurance	FG VIEs(1)	Credit Derivatives	Total
	(in millions)
US RMBS:
First lien:
Prime first lien	$4	$—	$2	$6
Alt-A first lien	164	27	124	315
Option ARM	(114)	(37)	20	(131)
Subprime	118	50	74	242
Total first lien	172	40	220	432
Second Lien:
Closed-end second lien	(60)	31	(10)	(39)
HELOCs	56	(167)	—	(111)
Total second lien	(4)	(136)	(10)	(150)
Total U.S. RMBS	168	(96)	210	282
TruPS	1	—	26	27
Other structured finance	224	—	88	312
U.S. public finance	7	—	—	7
Non-U.S. public finance	51	—	1	52
Subtotal	$451	$(96)	$325	680
Other				(3)
Total				$677
___________________
(1)    Refer to Note 9, Consolidation of Variable Interest Entities.

The following tables present the net economic loss development for all contracts by accounting model, by sector and after the benefit for estimated and contractual recoveries for breaches of R&W.

Net Economic Loss Development
By Accounting Model
First Quarter 2013

	Financial Guaranty Insurance	FG VIEs(1)	Credit Derivatives(2)	Total
	(in millions)
US RMBS:
First lien:
Prime first lien	$—	$—	$6	$6
Alt-A first lien	5	(1)	5	9
Option ARM	(93)	(37)	(8)	(138)
Subprime	12	4	9	25
Total first lien	(76)	(34)	12	(98)
Second Lien:
Closed-end second lien	5	(3)	(1)	1
HELOCs	(7)	4	—	(3)
Total second lien	(2)	1	(1)	(2)
Total U.S. RMBS	(78)	(33)	11	(100)
TruPS	0	—	(3)	(3)
Other structured finance	(10)	—	8	(2)
U.S. public finance	7	—	—	7
Non-U.S. public finance	9	—	1	10
Subtotal	$(72)	$(33)	$17	(88)
Other				(10)
Total				$(98)

Net Economic Loss Development
By Accounting Model
First Quarter 2012

	Financial Guaranty Insurance	FG VIEs(1)	Credit Derivatives(2)	Total
	(in millions)
US RMBS:
First lien:
Prime first lien	$1	$—	$(1)	$—
Alt-A first lien	(4)	(5)	7	(2)
Option ARM	4	(6)	—	(2)
Subprime	3	8	5	16
Total first lien	4	(3)	11	12
Second Lien:
Closed-end second lien	3	(4)	(2)	(3)
HELOCs	12	(4)	—	8
Total second lien	15	(8)	(2)	5
Total U.S. RMBS	19	(11)	9	17
TruPS	(5)	—	1	(4)
Other structured finance	(19)	—	(3)	(22)
U.S. public finance	23	—	—	23
Non-U.S. public finance	198	—	—	198
Subtotal	$216	$(11)	$7	212
Other				—
Total				$212
___________________
(1)    Refer to Note 9, Consolidation of Variable Interest Entities.

(2)    Refer to Note 8, Financial Guaranty Contracts Accounted for as Credit Derivatives.

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

The Company is in the process of enforcing claims for breaches of R&W regarding the characteristics of the loans included in the collateral pools. The Company calculates a credit from the RMBS issuer for such recoveries where the R&W were provided by an entity the Company believes to be financially viable and where the Company already has access to the underlying mortgage loan files. Where the Company has an agreement with an R&W provider or where it is in advanced discussions on a potential agreement, that credit is based on the agreement or potential agreement. In second lien RMBS transactions where there is no agreement or advanced discussions, this credit is based on a percentage of actual repurchase rates achieved across those transactions where material repurchases have been made. In certain scenarios included in the probability weighted R&W estimates for first lien RMBS transactions where there is no agreement or advanced discussions, this credit is estimated by reducing collateral losses projected by the Company to reflect a percentage of the recoveries the Company believes it will achieve, based on a percentage of actual repurchase rates achieved or based on the Company's largest settlements to date. The first lien approach is different from the second lien approach because the Company’s first lien transactions have multiple tranches and a more complicated method is required to correctly allocate credit to each tranche. In each case, the credit is a function of the projected lifetime collateral losses in the collateral pool, so an increase in projected collateral losses generally increases the R&W credit calculated by the Company for the RMBS issuer. Further detail regarding how the Company calculates these credits may be found under “Breaches of Representations and Warranties” below.

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

First Quarter 2013 U.S. RMBS Loss Projections

The Company's RMBS loss projection methodology assumes that the housing and mortgage markets will eventually improve. Each quarter the Company makes a judgment as to whether to change the assumptions it uses to make RMBS loss projections based on its observation during the quarter of the performance of its insured transactions (including early stage delinquencies, late stage delinquencies and, for first liens, loss severity) as well as the residential property market and economy in general, and, to the extent it observes changes, it makes a judgment as to whether those changes are normal fluctuations or part of a trend. Based on such observations, the Company chose to use essentially the same assumptions and scenarios to project RMBS loss as of March 31, 2013 as it used as of December 31, 2012 and as of December 31,2011, except that, as compared to December 31, 2011:

•	in its most optimistic scenario, it reduced by three months the period it assumed it would take the mortgage market to recover; and

•	in its most pessimistic scenario, it increased by three months the period it assumed it would take the mortgage market to recover.

The Company's use of essentially the same assumptions and scenarios to project RMBS losses as of March 31, 2013 as at December 31, 2012 and December 31, 2011 was consistent with its view at March 31, 2013 that the housing and mortgage market recovery is occurring at a slower pace than it anticipated at December 31, 2012 or December 31, 2011. The Company's changes during 2012 to the period it would take the mortgage market to recover in its most optimistic scenario and its most pessimistic scenario resulted in a wider range of possibilities for the speed of the recovery. Since the Company's projections for each RMBS transaction are based on the delinquency performance of the loans in that individual RMBS transaction, improvement or deterioration in that aspect of a transaction's performance impacts the projections for that transaction. The methodology and assumptions the Company uses to project RMBS losses and the scenarios it employs are described in more detail below under "– U.S. Second Lien RMBS Loss Projections: HELOCs and Closed-End Second Lien" and " – U.S. First Lien RMBS Loss Projections: Alt A First Lien, Option ARM, Subprime and Prime".

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

Key Assumptions in Base Case Expected Loss Estimates
Second Lien RMBS(1)

HELOC key assumptions	As of March 31, 2013			As of December 31, 2012
Plateau CDR	5.0%	–	17.2%	3.8%	–	15.9%
Final CDR trended down to	0.4%	–	3.2%	0.4%	–	3.2%
Expected period until final CDR	36 months			36 months
Initial CPR	2.4%	–	18.9%	2.9%	–	15.4%
Final CPR	10%			10%
Loss severity	98%			98%
Initial draw rate	0.0%	–	3.3%	0.0%	–	4.8%

Closed-end second lien key assumptions	As of March 31, 2013			As of December 31, 2012
Plateau CDR	6.7%	–	18.6%	7.3%	–	20.7%
Final CDR trended down to	3.5%	–	9.1%	3.5%	–	9.1%
Expected period until final CDR	36 months			36 months
Initial CPR	2.7%	–	13.4%	1.9%	–	12.5%
Final CPR	10%			10%
Loss severity	98%			98%
 ____________________

(1)	Represents variables for most heavily weighted scenario (the “base case”).

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

As of March 31, 2013, for the base case scenario, the CDR (the “plateau CDR”) was held constant for one month. Once the plateau period has ended, the CDR is assumed to gradually trend down in uniform increments to its final long-term steady state CDR. In the base case scenario, the time over which the CDR trends down to its final CDR is 30 months. Therefore, the total stress period for second lien transactions is 36 months, comprising five months of delinquent data, a one month plateau period and 30 months of decrease to the steady state CDR. This is the same as used for December 31, 2012 and March 31, 2012. The long-term steady state CDR is calculated as the constant CDR that would have yielded the amount of losses originally expected at underwriting. When a second lien loan defaults, there is generally a very low recovery. Based on current expectations of future performance, the Company assumes that it will only recover 2% of the collateral, the same as December 31, 2012.

The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected (which is a function of the CDR and the loan balance over time) as well as the amount of excess spread (which is the excess of the interest paid by the borrowers on the underlying loan over the amount of interest and expenses owed on the insured obligations). In the base case, the current CPR (based on experience of the most recent three quarters) is assumed to continue until the end of the plateau before gradually increasing to the final CPR over the same period the CDR decreases. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant. The final CPR is assumed to be 10% for both HELOC and closed-end second lien transactions. This level is much higher than current rates for most transactions, but lower than the historical average, which reflects the Company’s continued uncertainty about the projected performance of the borrowers in these transactions. This pattern is consistent with how the Company modeled the CPR at December 31, 2012 and March 31, 2012. To the extent that prepayments differ from projected levels it could materially change the Company’s projected excess spread and losses.

The Company uses a number of other variables in its second lien loss projections, including the spread between relevant interest rate indices, and HELOC draw rates (the amount of new advances provided on existing HELOCs expressed as a percentage of current outstanding advances). For HELOC transactions, the draw rate is assumed to decline from the current level to a final draw rate over a period of three months. The final draw rates were assumed to range from 0.0% to 1.7%.

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

As of March 31, 2013, the Company’s base case assumed a one month CDR plateau and a 30 month ramp-down (for a total stress period of 36 months). The Company also modeled a scenario with a longer period of elevated defaults and another with a shorter period of elevated defaults and weighted them the same as of December 31, 2012. Increasing the CDR plateau to four months and increasing the ramp-down by three months to 33-months (for a total stress period of 42 months) would increase the expected loss by approximately $44 million for HELOC transactions and $1 million for closed-end second lien transactions. On the other hand, keeping the CDR plateau at one month but decreasing the length of the CDR ramp-down to 21 months (for a total stress period of 27 months) would decrease the expected loss by approximately $45 million for HELOC transactions and $4 million for closed-end second lien transactions. The length of the total stress period the Company used in its pessimistic scenario at March 31, 2013 was the same as it used at December 31, 2012 but three months longer than the total stress period it used at March 31, 2012. On the other hand, the total stress period the Company used in its optimistic scenario at March 31, 2013 was the same as it used at December 31, 2012 but three months shorter than the total stress period it used at March 31, 2012.

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

The performance of the Company’s first lien RMBS exposures began to deteriorate in 2007 and such transactions continue to perform below the Company’s original underwriting expectations. The Company currently projects first lien collateral losses many times those expected at the time of underwriting. While insured securities benefited from structural protections within the transactions designed to absorb some of the collateral losses, in many first lien RMBS transactions, projected losses exceed those structural protections.

The majority of projected losses in first lien RMBS transactions are expected to come from non-performing mortgage loans (those that are delinquent or in foreclosure or where the loan has been foreclosed and the RMBS issuer owns the underlying real estate). Changes in the amount of non-performing loans from the amount projected in the previous period are one of the primary drivers of loss development in this portfolio. In order to determine the number of defaults resulting from these delinquent and foreclosed loans, the Company applies a liquidation rate assumption to loans in each of various delinquency categories. The liquidation rate is a standard industry measure that is used to estimate the number of loans in a given aging category that will default within a specified time period. The Company arrived at its liquidation rates based on data purchased from a third party and assumptions about how delays in the foreclosure process may ultimately affect the rate at which loans are liquidated. The Company projects these liquidations to occur over two years. For both year-end 2012 and year-end 2011 the Company reviewed the data supplied by the third-party provider. Based on its review of that data, the Company maintained the same liquidation assumptions at December 31, 2012 as it had used at December 31, 2011. The following table shows liquidation assumptions for various delinquency categories.

First Lien Liquidation Rates

	March 31, 2013	December 31, 2012
30 – 59 Days Delinquent
Alt A and Prime	35%	35%
Option ARM	50	50
Subprime	30	30
60 – 89 Days Delinquent
Alt A and Prime	55	55
Option ARM	65	65
Subprime	45	45
90+ Days Delinquent
Alt A and Prime	65	65
Option ARM	75	75
Subprime	60	60
Bankruptcy
Alt A and Prime	55	55
Option ARM	70	70
Subprime	50	50
Foreclosure
Alt A and Prime	85	85
Option ARM	85	85
Subprime	80	80
Real Estate Owned ("REO")
All	100	100

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

In the base case, after the initial 24-month CDR plateau period, each transaction’s CDR is projected to improve over 12 months to an intermediate CDR (calculated as 20% of its CDR plateau); that intermediate CDR is held constant for 36 months and then trails off in steps to a final CDR of 5% of the CDR plateau. Under the Company’s methodology, defaults projected to occur in the first 24 months represent defaults that can be attributed to loans that are currently delinquent or in foreclosure, while the defaults projected to occur using the projected CDR trend after the first 24 month period represent defaults attributable to borrowers that are currently performing. The CDR trend the Company used in its base case for March 31, 2013 was the same as it used for December 31, 2012 and December 31, 2011.

Another important driver of loss projections is loss severity, which is the amount of loss the transaction incurs on a loan after the application of net proceeds from the disposal of the underlying property. Loss severities experienced in first lien transactions have reached historic high levels, and the Company is assuming that these high levels generally will continue for another year (in the case of subprime loans, the Company assumes the unprecedented 90% loss severity rate will continue for six months then drop to 80% for six months before following the ramp described below). The Company determines its initial loss severity based on actual recent experience. The Company’s loss severity assumptions for March 31, 2013 were the same as it used for December 31, 2012 and March 31, 2012. The Company then assumes that loss severities begin returning to levels consistent with underwriting assumptions beginning in March 2014, and in the base case scenario, decline over two years to 40%.

The following table shows the range of key assumptions used in the calculation of expected loss to be paid for individual transactions for direct vintage 2004 - 2008 first lien U.S. RMBS.

Key Assumptions in Base Case Expected Loss Estimates
First Lien RMBS(1)

	As of March 31, 2013			As of December 31, 2012
Alt-A First Lien
Plateau CDR	3.7%	–	22.6%	3.8%	–	23.2%
Intermediate CDR	0.7%	–	4.5%	0.8%	–	4.6%
Final CDR	0.2%	–	1.1%	0.2%	–	1.2%
Initial loss severity	65%			65%
Initial CPR	0.1%	–	39.6%	0.0%	–	39.4%
Final CPR	15%			15%
Option ARM
Plateau CDR	6.4%	–	25.2%	7.0%	–	26.1%
Intermediate CDR	1.3%	–	5.0%	1.4%	–	5.2%
Final CDR	0.3%	–	1.3%	0.4%	–	1.3%
Initial loss severity	65%			65%
Initial CPR	0.3%	–	10.6%	0.0%	–	10.7%
Final CPR	15%			15%
Subprime
Plateau CDR	7.8%	–	25.6%	7.3%	–	26.2%
Intermediate CDR	1.6%	–	5.1%	1.5%	–	5.2%
Final CDR	0.4%	–	1.3%	0.4%	–	1.3%
Initial loss severity	90%			90%
Initial CPR	0.0%	–	14.7%	0.0%	–	17.6%
Final CPR	15%			15%
____________________
(1)                                Represents variables for most heavily weighted scenario (the “base case”).

 The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected (since that amount is a function of the conditional default rate, the loss severity and the loan balance over time) as well as the amount of excess spread (the amount by which the interest paid by the borrowers on the underlying loan exceeds the amount of interest owed on the insured obligations). The assumption for the CPR follows a similar pattern to that of the conditional default rate. The current level of voluntary prepayments is assumed to continue for the plateau period before gradually increasing over 12 months to the final CPR, which is assumed to be either 10% or 15% depending on the scenario run. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant. These assumptions are the same as those the Company used for December 31, 2012 and March 31, 2012.

 In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the conditional default rate returned to its modeled equilibrium, which was defined as 5% of the current conditional default rate. The Company also stressed CPR and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios (including its base case) as of March 31, 2013. For March 31, 2013 the Company used the same five scenarios and weightings as it used for December 31, 2012 and December 31, 2011, except that for March 31, 2013 it assumed in the most stressful scenario that the recovery would occur three months more slowly and in the most optimistic scenario that it would occur three months more quickly than it had assumed would be the case for December 31, 2011. In a somewhat more stressful environment than that of the base case, where the conditional default rate plateau was extended three months (to be 27 months long) before the same more gradual conditional default rate recovery and loss severities were assumed to recover over four rather than two years (and subprime loss severities were assumed to recover only to 60%), expected loss to be paid would increase from current projections by approximately $78 million for Alt-A first liens,

$22 million for Option ARM, $118 million for subprime and $7 million for prime transactions. In an even more stressful scenario where loss severities were assumed to rise and then recover over eight years and the initial ramp-down of the conditional default rate was assumed to occur over 15 months (rather than 12 months as of December 31, 2011) and other assumptions were the same as the other stress scenario, expected loss to be paid would increase from current projections by approximately $209 million for Alt-A first liens, $57 million for Option ARM, $187 million for subprime and $18 million for prime transactions. The Company also considered two scenarios where the recovery was faster than in its base case. In a scenario with a somewhat less stressful environment than the base case, where conditional default rate recovery was somewhat less gradual and the initial subprime loss severity rate was assumed to be 80% for 12 months and was assumed to recover to 40% over two years, expected loss to be paid would decrease from current projections by approximately $8 million for Alt-A first lien, $18 million for Option ARM, $39 million for subprime and $3 million for prime transactions. In an even less stressful scenario where the conditional default rate plateau was three months shorter (21 months, effectively assuming that liquidation rates would improve) and the conditional default rate recovery was more pronounced, (including an initial ramp-down of the conditional default rate over nine months rather than 12 months as at March 31, 2012), expected loss to be paid would decrease from current projections by approximately $71 million for Alt-A first lien, $51 million for Option ARM, $78 million for subprime and $6 million for prime transactions.

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

The Company has reached agreements with a number of R&W providers regarding their liabilities to the Company relating to reimbursement for breaches of R&W and other matters. Through March 31, 2013 the Company has received $1.7 billion (gross of reinsurance) pursuant to these agreements.

In consideration of payments, repurchases of mortgage loans and / or agreements to reimburse the Company in the future, the Company agreed to (among other things) release its claims for the repurchase of mortgage loans underlying the relevant transactions, so, except to the extent of future reimbursements pursuant to the relevant agreement, the Company retains at least a portion of the risk of future losses in the covered transactions. Importantly, a number of the agreements provide for future loss sharing payments, which are generally dependent on the future performance of the relevant transactions.

On May 6, 2013, the Company entered into an agreement (the "UBS Agreement") with UBS Real Estate Securities Inc. and affiliates ("UBS") and a third party resolving the Company’s claims and liabilities related to specified residential mortgage-backed securities ("RMBS") transactions that were issued, underwritten or sponsored by UBS and insured by AGM or AGC under financial guaranty insurance policies. Under the UBS Agreement, AGM received a cash payment of $358 million and UBS agreed to reimburse AGM for 85% of future losses on the MASTR Adjustable Rate Mortgages Trust 2006-OA2, MASTR Adjustable Rate Mortgages Trust 2007-1 and MASTR Adjustable Rate Mortgages Trust 2007-3 first lien RMBS transactions under a collateralized loss-sharing reinsurance agreement; that reinsurance arrangement is expected to be put in place by the third quarter of 2013. As of April 30, 2013, the aggregate par outstanding on these transactions was approximately 276.7 million. AGM had filed a lawsuit against UBS in the United States District Court for the Southern District of New York in respect of these transactions, alleging breaches of representations and warranties in respect of the underlying loans in the transactions. The UBS Agreement resolves all RMBS claims that Assured Guaranty has asserted against UBS in connection with these transactions, and also resolves the lawsuit AGM filed against UBS Securities LLC, as underwriter of the IndyMac IMSC Mortgage Loan Trust, Series 2007-HOA-1a first lien transaction, as well as potential Assured Guaranty claims on certain other UBS RMBS transactions not in litigation. The effect of this agreement on economic loss development in the U.S. RMBS sector was a favorable $142 million in the First Quarter of 2013.

In the fourth quarter of 2012 the Company reached an agreement (“2012 Repurchase Agreement”) with another R&W provider in an RMBS securitization to repurchase underlying loans in that transaction. The application of that payment to the flow of funds by the securities administrator resulted in (a) the pay off of the insured securities, (b) a payment to the Company, and (c) the right of the Company to reimbursement from the cash flow from the mortgage loans still outstanding from the securitization. The Company's remaining projected R&W benefit on this transaction is based on the cash flow it projects receiving from those mortgage loans. As of March 31, 2013, it is projecting a future benefit (net of reinsurance) of $51 million.

On May 8, 2012, the Company reached an agreement (“Deutsche Bank Agreement”) with Deutsche Bank AG and certain of its affiliates (collectively, “Deutsche Bank”) regarding their liabilities relating to eight first and second lien transactions (“DB Covered Transactions”). As of March 31, 2013, the DB Covered Transactions have a gross par outstanding of $516 million ($444 million net of reinsurance).

•
Under the Deutsche Bank Agreement, Deutsche Bank agreed (in addition to making payments since received by the Company and other consideration) to reimburse the Company for 80% of claims the Company pays in the future on the DB Covered Transactions until the aggregate lifetime claims (before reimbursement) reach $319 million. As of March 31, 2013, the Company was projecting in its base case that such aggregate lifetime claims would remain below $319 million. The Deutsche Agreement further requires Deutsche Bank to reimburse the Company for 85% of the claims the Company pays in the future on DB Covered Transactions to the extent aggregate lifetime claims (before reimbursement) are between $389 million and $600 million. Deutsche Bank is not required to reimburse the Company for claims the Company pays between the lifetime aggregates of $319 million and $389 million or to the extent they exceed $600 million.

•
The Deutsche Bank Agreement also requires Deutsche Bank to reimburse the Company for future claims it pays on certain RMBS re-securitizations that include uninsured tranches (“Uninsured Tranches”) of the three DB Covered Transactions. Deutsche Bank is obligated to reimburse the Company under the re-securitization transactions in an amount calculated as a percent of the losses in the Uninsured Tranches. That percent is 60% of losses up to $141 million and then from $161 million to $185 million, and 100% from $185 million to $248 million. There is no reimbursement from $141 million to $161 million and above $248 million. As of March 31, 2013, the Company was projecting in its base case that such losses would be $146 million.

•
Deutsche Bank was required to place eligible assets in trust to collateralize its reimbursement obligation, and the amount it is required to post may be increased or decreased from time to time as determined by rating agency requirements. As of March 31, 2013 Deutsche Bank had placed $274 million of eligible assets in this trust account which, based on the Company's projections, is sufficient to collateralize Deutsche Bank's obligations under the Deutsche Bank Agreement. Reimbursement payments are made quarterly and have been made timely.

•
Except for the reimbursement obligation relating to the Uninsured Tranches, the Deutsche Bank Agreement does not include transactions where the Company has provided protection to Deutsche Bank on RMBS transaction in CDS form.

On April 14, 2011, the Company reached an agreement (“Bank of America Agreement”) with Bank of America Corporation and certain of its subsidiaries (collectively, “Bank of America”) regarding their liabilities relating to first lien and second lien transactions. As of March 31, 2013, an aggregate of $3.3 billion gross par ($3.1 billion net of reinsurance) was outstanding under those transactions. Under the Bank of America Agreement, Bank of America agreed (in addition to making payments since received by the Company and other consideration) to reimburse the Company for 80% of claims on the first lien transactions the Company pays in the future until the aggregate lifetime collateral losses (not insurance losses or claims) on those transactions reach $6.6 billion. As of March 31, 2013 aggregate lifetime collateral losses on those transactions was $3.3 billion, and the Company was projecting in its base case that such collateral losses would eventually reach $5.1 billion. Bank of America was required to place eligible assets in trust to collateralize its reimbursement obligation under the Bank of America Agreement, and the amount it is required to post may be increased or decreased from time to time as determined by rating agency requirements. As of March 31, 2013, Bank of America had placed $749 million of eligible assets in this trust account which, based on the Company's projections, should be sufficient to collateralize Bank of America's obligations under the Bank of America Agreement. Reimbursement payments are made monthly and have been made timely. Bank of America is not required to make any future reimbursements with respect to the second lien transactions covered by the Bank of America Agreement.

The Company has also calculated an R&W benefit from the $106.5 million judgment (plus attorneys' fees and costs) it won against Flagstar based on its view of prevailing in the appeal described under “-Recovery Litigation” below.

The Company uses the same RMBS projection scenarios and weightings to project the future benefit from the four settlement agreement described above as it uses to project RMBS losses on its portfolio. The Company accounts for the remaining loss sharing obligations under the Bank of America and Deutsche Bank Agreements as subrogation, offsetting the losses it projects by an R&W benefit from the relevant party for the applicable portion of the projected loss amount. To the extent the Company increases its loss projections, the R&W benefit under the Bank of America, Deutsche Bank and UBS Agreements will (subject to the limits described) also increase, but the projected cash flow from the 2012 Repurchase Agreement will decrease. Certain of the transactions covered by the various settlement agreements are also consolidated FG VIEs for which the R&W benefit is recorded at fair value. See Notes 7, Fair Value Measurement and 9, Consolidation of Variable Interest Entities.

Finally, based on its experience to date, the Company calculated an expected recovery from breaches of R&W in transactions not covered by agreements or judgments. The Company did not incorporate any gain contingencies or damages paid from potential litigation in its estimated repurchases. The amount the Company will ultimately recover related to such contractual R&W is uncertain and subject to a number of factors including the counterparty's ability to pay, the number and loss amount of loans determined to have breached R&W and, potentially, negotiated settlements or litigation recoveries. As such, the Company's estimate of recoveries is uncertain and actual amounts realized may differ significantly from these estimates. In arriving at the expected recovery from breaches of R&W, the Company considered the creditworthiness of the provider of the R&W, the number of breaches found on defaulted loans, the success rate in resolving these breaches across those transactions where material repurchases have been made and the potential amount of time until the recovery is realized. The calculation of expected recovery from breaches of such contractual R&W involved a variety of scenarios which ranged from the Company recovering substantially all of the losses it incurred due to violations of R&W to the Company realizing limited recoveries. These scenarios were probability weighted in order to determine the recovery incorporated into the Company's estimate of expected losses. This approach was used for both loans that had already defaulted and those assumed to default in the future.

The Company has included in its net expected loss estimates as of March 31, 2013 an estimated net benefit from loan repurchases related to breaches of R&W of $1.4 billion, which includes $1,037 million from agreements with and judgments against R&W providers and $401 million in transactions where the Company does not yet have such an agreement or judgment. Proceeds projected to be reimbursed to the Company on transactions where the Company has already paid claims are viewed as a recovery on paid losses. For transactions where the Company has not already paid claims, projected recoveries reduce projected loss estimates. In either case, projected recoveries have no effect on the amount of the Company's exposure. See “Recovery Litigation” below for a description of the related legal proceedings the Company has commenced.

The Company's success in pursuing breaches of R&W is based upon a detailed review of loan files. The Company reviewed approximately 41,400 second lien and 16,600 first lien loan files (representing approximately $3.1 billion and $6.0 billion, respectively, of loans) in transactions as to which it eventually reached agreements (including the UBS Agreement) or won a judgment. For the RMBS transactions as to which the Company had not settled its claims or won a judgment for breaches of R&W as of March 31, 2013, the Company had performed a detailed review of approximately 3,800 second lien and 20,800 first lien loan files, representing approximately $276 million of second lien and $6.3 billion of first lien loans underlying insured transactions. In the majority of its loan file reviews, the Company identified breaches of one or more R&W regarding the characteristics of the loans, such as misrepresentation of income or employment of the borrower, occupancy, undisclosed debt and non-compliance with underwriting guidelines at loan origination.

Through March 31, 2013 (but including the impact of the UBS Agreement entered into on May 6, 2013) the Company has caused entities providing R&Ws to pay or agree to pay (or has won a judgment requiring them to pay) approximately $3.4 billion (gross of reinsurance) in respect of their R&W liabilities for transactions in which the Company has provided a financial guaranty. Of this, $2.8 billion are payments made or to be made pursuant to agreements with or judgments against R&W providers and approximately $562 million are amounts paid into the relevant RMBS financial guaranty transactions pursuant to the transaction documents in the regular course.

The $2.8 billion of payments made or to be made by R&W providers under agreements with the Company or a judgment against them includes $2.1 billion that has already been received by the Company (including the initial payment under the UBS Agreement), as well as $716 million the Company projects receiving in the future pursuant to such currently existing agreements or judgment. Because much of that $716 million is projected to be received through loss-sharing arrangements, the exact amount the Company will receive will depend on actual losses experienced by the covered transactions. This amount is included in the Company's calculated credit for R&W recoveries, described below.

The $562 million paid by R&W providers were paid in the regular course into the relevant RMBS transactions in accordance with the priority of payments set out in the relevant transaction documents. Because the Company may insure only a portion of the capital structure of a transaction, such payments will not necessarily directly benefit the Company dollar-for-dollar, especially in first lien transactions. However, such payments do reduce collateral pool losses and so usually reduce the Company's expected losses.

 U.S. RMBS Risks with R&W Benefit

	Number of Risks (1) as of		Debt Service as of
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
			(dollars in millions)
Prime first lien	1	1	$33	$35
Alt-A first lien	28	26	3,929	4,030
Option ARM	10	10	926	1,101
Subprime	5	5	810	820
Closed-end second lien	4	4	119	196
HELOC	7	7	518	549
Total	55	53	$6,335	$6,731
____________________
(1)                                 A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making Debt Service payments.

The following table provides a breakdown of the development and accretion amount in the roll forward of estimated recoveries associated with alleged breaches of R&W.

	First Quarter
	2013	2012
	(in millions)
Inclusion or removal of deals with breaches of R&W during period	$0	$—
Change in recovery assumptions as the result of additional file review and recovery success	11	80
Estimated increase (decrease) in defaults that will result in additional (lower) breaches	1	(82)
Results of settlements/judgments	142	48
Accretion of discount on balance	3	5
Total	$157	$51

The Company assumes that recoveries on second lien transactions that were not subject to the settlement agreements will occur in two to four years from the balance sheet date depending on the scenarios, and that recoveries on transactions backed by Alt-A first lien, Option ARM and Subprime loans will occur as claims are paid over the life of the transactions.

“XXX” Life Insurance Transactions

The Company’s $2.8 billion net par of XXX life insurance transactions as of March 31, 2013 include $923 million rated BIG. The BIG “XXX” life insurance reserve securitizations are based on discrete blocks of individual life insurance business. In each such transaction the monies raised by the sale of the bonds insured by the Company were used to capitalize a special purpose vehicle that provides reinsurance to a life insurer or reinsurer. The monies are invested at inception in accounts managed by third-party investment managers.

The BIG “XXX” life insurance transactions consist of two transactions: Ballantyne Re p.l.c and Orkney Re II p.l.c. These transactions had material amounts of their assets invested in U.S. RMBS transactions. Based on its analysis of the information currently available, including estimates of future investment performance, and projected credit impairments on the invested assets and performance of the blocks of life insurance business at March 31, 2013, the Company’s projected net expected loss to be paid is $128 million. The overall decrease in expected loss to be paid of approximately $11 million is due primarily to the higher risk free rates used to discount the long dated projected losses in the transactions.

Student Loan Transactions

The Company has insured or reinsured $2.9 billion net par of student loan securitizations, of which $1.9 billion was issued by private issuers and classified as asset-backed and $1.0 billion was issued by public authorities and classified as public finance. Of these amounts, $195 million and $326 million, respectively, are rated BIG. The Company is projecting approximately $55 million of net expected loss to be paid in these portfolios. In general, the losses are due to: (i) the poor credit performance of private student loan collateral and high loss severities, or (ii) high interest rates on auction rate securities with respect to which the auctions have failed. The largest of these losses was approximately $25 million and related to a transaction backed by a pool of private student loans assumed by AG Re from another monoline insurer. The guaranteed bonds were issued as auction rate securities that now bear a high rate of interest due to the downgrade of the primary insurer’s financial strength rating. Further, the underlying loan collateral has performed below expectations. The overall increase of approximately $1 million in net expected loss during First Quarter 2013 is primarily due to moderate collateral underperformance.

Trust Preferred Securities Collateralized Debt Obligations

The Company has insured or reinsured $5.5 billion of net par (72% of which is in CDS form) of collateralized debt obligations (“CDOs”) backed by TruPS and similar debt instruments, or “TruPS CDOs.” Of the $5.5 billion, 2.8 billion is rated BIG. The underlying collateral in the TruPS CDOs consists of subordinated debt instruments such as TruPS issued by bank holding companies and similar instruments issued by insurance companies, real estate investment trusts (“REITs”) and other real estate related issuers.

The Company projects losses for TruPS CDOs by projecting the performance of the asset pools across several scenarios (which it weights) and applying the CDO structures to the resulting cash flows. At March 31, 2013, the Company has projected expected losses to be paid for TruPS CDOs of $23 million. The decrease of approximately $4 million in net expected loss during First Quarter 2013 was driven primarily by the increase in risk free rates used for discounting as well as the increased valuation of certain assets in the TruPS pools.

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

The Company has net exposure to Jefferson County, Alabama of $684 million as of March 31, 2013. On November 9, 2011, Jefferson County filed for bankruptcy under Chapter 9 of the U.S. Bankruptcy Code. Most of the Company's net Jefferson County exposure relates to $464 million in sewer revenue exposure, of which $192 million is direct and $272 million is assumed reinsurance exposure. The sewer revenue warrants are secured by a pledge of the net revenues of the sewer system. The bankruptcy court has affirmed that the net revenues constitute a “special revenue” under Chapter 9. Therefore, the lien on net revenues of the sewer system survives the bankruptcy filing and such net revenues are not subject to the automatic stay during the pendency of Jefferson County's bankruptcy case. BNY Mellon, as trustee, had brought a lawsuit regarding the amount of net revenues to which it is entitled. Since its bankruptcy filing, Jefferson County had been withholding estimated bankruptcy-related legal expenses and an amount representing a monthly reserve for future expenditures and depreciation and amortization from the monthly payments it had been making to the trustee from sewer revenues for Debt Service. On June 29, 2012, the Bankruptcy Court ruled that “Operating Expenses” as determined under the bond indenture do not include (1) a reserve for depreciation, amortization, or future expenditures, or (2) an estimate for professional fees and expenses, such that, after payment of Operating Expenses (as defined in the indenture), monies remaining in the Revenue Account created under the bond indenture must be distributed in accordance with the waterfall set forth in the indenture without withholding any monies for depreciation, amortization, reserves, or estimated expenditures that are the subject of this litigation. Whether sufficient net revenues will be available for the payment of regularly scheduled debt service ultimately depends on the bankruptcy court's valuation of the sewer revenue stream. The Company also has assumed exposure of $32 million to warrants that are payable from Jefferson County's general fund on a "subject to appropriation" basis. In 2012 Jefferson County chose not to make payment under its General Obligation bonds, so the Company has established a projected loss for these warrants as well. The Company's remaining net exposure of $188 million to Jefferson County relates to obligations that are secured by, or payable from, certain taxes that may have the benefit of a statutory lien or a lien on “special revenues” or other collateral.

On June 28, 2012, the City of Stockton, California filed for bankruptcy under Chapter 9 of the U.S. Bankruptcy Code. The Company's net exposure to Stockton's general fund is $158 million, consisting of pension obligation and lease revenue bonds. As of March 31, 2013, the Company had paid $11 million in net claims.

The Company has $154 million of net par exposure to The City of Harrisburg, Pennsylvania, of which $92 million is BIG. The Company has paid $15 million in net claims as of March 31, 2013.

The Company has $336 million of net par exposure to the Louisville Arena Authority. The bond proceeds were used to construct the KFC Yum Center, home to the University of Louisville men's and women's basketball teams. Actual revenues available for Debt Service are well below original projections, and under the Company's internal rating scale, the transaction is below investment grade.

The Company has $26 million remaining in net par exposure to bonds secured by the excess free cash flow of the Foxwoods Casino, run by the Mashantucket Pequot Tribe. The Company had paid $89 million in net claims as of March 31, 2013, and expects full recovery of such amount.

The Company projects full or partial recovery on the claims it has already paid on its troubled U.S. public finance credits and that its total future expected net recovery across its troubled U.S. public finance credits (after projected recoveries of claims already paid) will be $9 million as of March 31, 2013. This amount was a net loss of $7 million as of December 31, 2012. The higher expected recoveries this quarter are primarily attributable to the large claims paid during February 2013 on the Jefferson County Sewer transaction, which the Company expects to be recovered with high probability as a result of recent developments in the bankruptcy workout in Jefferson County.

Certain Selected European Country Transactions

The Company insures and reinsures credits with sub-sovereign exposure to various Spanish regions where a Spanish sovereign default causes the regions also to default. The Company's gross exposure to these credits is €453 million and its exposure net of reinsurance is €329 million. During 2012, the Company downgraded most of these exposures to the BB category due to concerns that these regions would not pay under their contractual obligations. The Company's Hungary exposure is to infrastructure bonds dependent on payments from Hungarian governmental entities and covered mortgage bonds issued by Hungarian banks. The Company's gross exposure to these credits is $648 million and its exposure net of insurance is $612 million of which $576 million is rated below investment grade. The Company estimated net expected losses of $49 million related to these Spanish and Hungarian credits, up from $39 million as of December 31, 2012 largely due to deterioration of its view of Hungary early in 2013. Information regarding the Company's exposure to other Selected European Countries may be found under Note 3, Outstanding Exposure, –Economic Exposure to the Selected European Countries.

Manufactured Housing

The Company insures or reinsures a total of $288 million net par of securities backed by manufactured housing loans, a total of $198 million rated BIG. The Company has expected loss to be paid of $33 million as of March 31, 2013 representing no change since December 31, 2012.

Infrastructure Finance

The Company has exposure to infrastructure transactions with refinancing risk as to which the Company may need to make claim payments that it did not anticipate paying when the policies were issued; the aggregate amount of the claim payments may be substantial and reimbursement may not occur for an extended time, if at all. Total liabilities for the three largest transactions with significant refinancing risk may amount to as much as $3.8 billion, payable in varying amounts over the next 13 years. Of this liability, as much as approximately $3.0 billion may be payable between 2014 and 2020. These transactions generally involve long-term infrastructure projects that are financed by bonds that mature prior to the expiration of the project concession. While the cash flows from these projects were expected to be sufficient to repay all of the debt over the life of the project concession, in order to pay the principal on the early maturing debt, the Company expected it to be refinanced in the market at or prior to its maturity. Due to market dislocation and increased credit spreads, the Company may have to pay a claim at the maturity of the securities, and then recover its payment from cash flows produced by the project in the future. The Company generally projects that in most scenarios it will be fully reimbursed for such payments. However, the recovery of the payments may take a long time and is uncertain. For the three largest transactions, the Company estimates that it may pay claims of $1.4 billion, without giving effect to any payments that the Company may receive from reinsurers to which it has ceded a portion of this exposure. This estimate is based on certain assumptions the Company has made as to the performance of the transactions, including the refinancing of a certain portion of the debt, the payment of certain anticipated contributions, and the Company prevailing in certain litigation proceedings. The claim payments are anticipated to occur substantially between 2014 and 2018, while the recoveries could take from 10 to 35 years, depending on the transaction and the performance of the underlying collateral.

Recovery Litigation

RMBS Transactions

As of the date of this filing, AGM and AGC have lawsuits pending against a number of providers of representations and warranties in U.S. RMBS transactions insured by them, seeking damages. In all the lawsuits, AGM and AGC have alleged breaches of R&W in respect of the underlying loans in the transactions, and failure to cure or repurchase defective loans identified by AGM and AGC to such persons. In addition, in the lawsuits against DLJ Mortgage Capital, Inc. (“DLJ”) and Credit Suisse Securities (USA) LLC (“Credit Suisse”), AGM and AGC have alleged breaches of contract in procuring falsely inflated shadow ratings (a condition to the issuance by AGM and AGC of its policies) by providing false and misleading information to the rating agencies:

•
Flagstar: AGM has sued Flagstar Bank, FSB, Flagstar Capital Markets Corporation and Flagstar ABS, LLC (collectively, "Flagstar") on the Flagstar Home Equity Loan Trust, Series 2005-1 and Series 2006-2 second lien transactions. On February 5, 2013, the court granted judgment in favor of AGM on its claims for breach of contract plus contractual interest and attorneys' fees and costs to be determined. On April 1, 2013, the court issued a final judgment awarding AGM damages of $90.7 million and pre-judgment interest of $15.9 million, for a total of $106.5 million. The court deferred ruling on AGM's requests for attorneys' fees and expenses until the resolution of any appeal by Flagstar of the final judgment. On April 10, 2013, Flagstar filed a notice of appeal indicating that it appeals both the February 5, 2013 order and the April 1, 2013 final judgment.

•
Deutsche Bank: AGM has sued Deutsche Bank AG affiliates DB Structured Products, Inc. and ACE Securities Corp. in the Supreme Court of the State of New York on the ACE Securities Corp. Home Equity Loan Trust, Series 2006-GP1 second lien transaction.

•
J.P. Morgan: AGC has sued JPMorgan Chase & Co.’s affiliate EMC Mortgage LLC ("EMC"), J.P. Morgan Securities Inc. (formerly known as Bear, Stearns & Co. Inc.) and JPMorgan Chase Bank, N.A. on the SACO I Trust 2005-GP1 second lien transaction and EMC Mortgage LLC on the Bear Stearns Asset Backed Securities I Trust 2005-AC5 and Bear Stearns Asset Backed Securities I Trust 2005-AC6 first lien transactions. On April 4, 2013, the Supreme Court of the State of New York ruled that AGC's sole remedy on its breach of contract claims is to compel EMC to repurchase defective loans, but allowed AGC to maintain its contractual reimbursement claim against EMC for its reasonable attorneys' fees and costs incurred in enforcing EMC's obligation to repurchase such loans. The Court also allowed AGC to pursue its repurchase claim against JP Morgan Securities, as an alter ego of EMC and successor to Bear Stearns & Co. As to the remaining claims, the Court (i) permitted AGC to bring a tortious-interference claim against JPMorgan Securities for instructing its subsidiary EMC to not repurchase defective loans, (ii) dismissed as premature AGC's breach of contract claim against EMC in respect of EMC's transfer of assets to JPMorgan without AGC's consent because AGC has not yet demonstrated actual damage from the breach, (iii) did not address or dismiss AGC's successor liability claim against JPMorgan Chase Bank, (iv) stated that it would postpone ruling on EMC's motion to dismiss AGC's fraud claim until after the New York appellate court rules on a similar motion in a separate litigation to which AGC is not a party.

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

AGM, the Debtors and the non-Debtor affiliates had filed a stipulation with the court agreeing to extend the stay to the non-Debtor affiliates until April 30, 2013; the Debtors have not requested an extension of such stipulation.

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

In connection with the UBS Agreement, which resolved all RMBS claims that Assured Guaranty had asserted against UBS Real Estate Securities Inc. in connection with the MASTR Adjustable Rate Mortgages Trust 2006-OA2, MASTR Adjustable Rate Mortgages Trust 2007-1 and MASTR Adjustable Rate Mortgages Trust 2007-3 first lien transactions, AGM agreed to dismiss the lawsuit that it had filed against UBS, alleging breaches of R&W in respect of the underlying loans in the transactions. In addition, pursuant to the UBS Agreement, AGM agreed to dismiss the lawsuit that it had filed against UBS Securities LLC, as underwriter, as well as several named and unnamed control persons of IndyMac Bank, FSB and related IndyMac entities, on the IndyMac IMSC Mortgage Loan Trust, Series 2007-HOA-1a first lien transaction (the "HOA1 Transaction"), seeking damages for alleged violations of state securities laws and breach of contract, among other claims.

On March 26, 2013, AGM filed a lawsuit against RBS Securities Inc., RBS Financial Products Inc. and Financial Asset Securities Corp. (collectively, “RBS”) in the United States District Court for the Southern District of New York on the Soundview Home Loan Trust 2007-WMC1 transaction.  The complaint alleges that RBS made fraudulent misrepresentations to AGM regarding the quality of the underlying mortgage loans in the transaction and that RBS's misrepresentations induced AGM into issuing a financial guaranty insurance policy in respect of the Class II-A-1 certificates issued in the transaction.

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

6.    Financial Guaranty Insurance Losses

Insurance Contracts' Loss Information

The following table provides balance sheet information on loss and LAE reserves, net of reinsurance and salvage and subrogation recoverable.

Loss and LAE Reserve (Recovery)
Net of Reinsurance and Salvage and Subrogation Recoverable
Insurance Contracts

	As of March 31, 2013			As of December 31, 2012
	Loss and LAE Reserve, net	Salvage and Subrogation Recoverable, net	Net	Loss and LAE Reserve, net	Salvage and Subrogation Recoverable, net	Net
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$3	$—	$3	$3	$—	$3
Alt-A first lien	90	—	90	93	—	93
Option ARM	36	377	(341)	52	216	(164)
Subprime	92	0	92	82	0	82
Total first lien	221	377	(156)	230	216	14
Second lien:
Closed-end second lien	5	51	(46)	5	72	(67)
HELOC	28	193	(165)	37	196	(159)
Total second lien	33	244	(211)	42	268	(226)
Total U.S. RMBS	254	621	(367)	272	484	(212)
TruPS	1	1	—	1	—	1
Other structured finance	184	4	180	197	4	193
U.S. public finance	71	124	(53)	104	134	(30)
Non-U.S. public finance	32	—	32	31	—	31
Total financial guaranty	542	750	(208)	605	622	(17)
Other	2	5	(3)	2	5	(3)
Subtotal	544	755	(211)	607	627	(20)
Effect of consolidating FG VIEs	(68)	(262)	194	(64)	(217)	153
Total (1)	$476	$493	$(17)	$543	$410	$133
____________________

(1)	See “Components of Net Reserves (Salvage)” table for loss and LAE reserve and salvage and subrogation recoverable components.

The following table reconciles the loss and LAE reserve and salvage and subrogation components on the consolidated balance sheet to the financial guaranty net reserves (salvage) in the financial guaranty BIG transaction loss summary tables.

Components of Net Reserves (Salvage)
Insurance Contracts

	As of March 31, 2013	As of December 31, 2012
	(in millions)
Loss and LAE reserve	$532	$601
Reinsurance recoverable on unpaid losses	(56)	(58)
Subtotal	476	543
Salvage and subrogation recoverable	(543)	(456)
Salvage and subrogation payable(1)	50	46
Subtotal	(493)	(410)
Other recoveries(2)	(27)	(30)
Subtotal	(520)	(440)
Total	(44)	103
Less: other (non-financial guaranty business)	(3)	(3)
Financial guaranty net reserves (salvage)	$(41)	$106
____________________

(1)	Recorded as a component of reinsurance balances payable.

(2)	R&W recoveries recorded in other assets on the consolidated balance sheet.

Balance Sheet Classification of
Net Expected Recoveries for Breaches of R&W

	As of March 31, 2013			As of December 31, 2012
	For all Financial Guaranty Insurance Contracts	Effect of Consolidating FG VIEs	Reported on Balance Sheet(1)	For all Financial Guaranty Insurance Contracts	Effect of Consolidating FG VIEs	Reported on Balance Sheet(1)
	(in millions)
Salvage and subrogation recoverable	$600	$(236)	$364	$449	$(169)	$280
Loss and LAE reserve	522	(39)	483	571	(33)	538
____________________

(1)	The remaining benefit for R&W is either recorded at fair value in FG VIE assets, or not recorded on the balance sheet until the expected loss, net of R&W, exceeds unearned premium reserve.

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
Insurance Contracts

As of March 31, 2013
(in millions)
Net expected loss to be paid	$172
Less: net expected loss to be paid for FG VIEs	(138)
Total	310
Contra-paid, net	92
Salvage and subrogation recoverable, net of reinsurance	488
Loss and LAE reserve, net of reinsurance	(474)
Other recoveries (1)	27
Net expected loss to be expensed (2)	$443
____________________

(1)	R&W recoveries recorded in other assets on the consolidated balance sheet.

(2)	Excludes $130 million as of March 31, 2013, related to consolidated FG VIEs.

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

Net Expected Loss to be Expensed
Insurance Contracts

As of March 31, 2013
(in millions)
2013 (April 1 - June 30)	$18
2013 (July 1 - September 30)	16
2013 (October 1–December 31)	16
Subtotal 2013	50
2014	50
2015	43
2016	37
2017	34
2018 - 2022	122
2023 - 2027	60
2028 - 2032	28
After 2032	19
Total present value basis(1)	443
Discount	333
Total future value	$776

____________________

(1)	Consolidation of FG VIEs resulted in reductions of $130 million in net expected loss to be expensed.

The following table presents the loss and LAE recorded in the consolidated statements of operations by sector for non-derivative contracts. Amounts presented are net of reinsurance.

Loss and LAE
Reported on the
Consolidated Statements of Operations

	First Quarter
	2013	2012
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$—	$—
Alt-A first lien	9	(1)
Option ARM	(83)	52
Subprime	11	8
Total first lien	(63)	59
Second lien:
Closed end second lien	20	(1)
HELOC	3	15
Total second lien	23	14
Total U.S. RMBS	(40)	73
TruPS	—	(4)
Other structured finance	(12)	(28)
U.S. public finance	(4)	19
Non-U.S. public finance	1	190
Subtotal	(55)	250
Other	—	—
Total insurance contracts before FG VIE consolidation	(55)	250
Effect of consolidating FG VIEs	7	(8)
Total loss and LAE	$(48)	$242

The following table provides information on non-derivative financial guaranty insurance contracts categorized as BIG.

Financial Guaranty Insurance BIG Transaction Loss Summary
March 31, 2013

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks(1)	143	(48)	82	(26)	147	(54)	372	—	372
Remaining weighted-average contract period (in years)	11.1	8.0	10.6	13.7	8.7	6.6	10.3	—	10.3
Outstanding exposure:
Principal	$7,320	$(1,172)	$3,695	$(406)	$7,148	$(537)	$16,048	$—	$16,048
Interest	4,033	(483)	1,873	(184)	2,244	(157)	7,326	—	7,326
Total(2)	$11,353	$(1,655)	$5,568	$(590)	$9,392	$(694)	$23,374	$—	$23,374
Expected cash outflows (inflows)	$1,267	$(445)	$1,111	$(188)	$3,036	$(155)	$4,626	$(737)	$3,889
Potential recoveries(3)	(1,324)	452	(771)	125	(2,702)	141	(4,079)	833	(3,246)
Subtotal	(57)	7	340	(63)	334	(14)	547	96	643
Discount	(3)	0	(87)	19	(309)	5	(375)	42	(333)
Present value of expected cash flows	$(60)	$7	$253	$(44)	$25	$(9)	$172	$138	$310
Deferred premium revenue	$148	$(38)	$226	$(29)	$693	$(85)	$915	$(234)	$681
Reserves (salvage)(4)	$(97)	$11	$101	$(28)	$(234)	$12	$(235)	$194	$(41)

Financial Guaranty Insurance BIG Transaction Loss Summary
December 31, 2012

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks(1)	153	(57)	76	(22)	142	(51)	371	—	371
Remaining weighted-average contract period (in years)	11.0	9.3	11.5	15.3	8.5	5.8	10.2	—	10.2
Outstanding exposure:
Principal	$8,533	$(1,484)	$2,741	$(135)	$7,568	$(540)	$16,683	$—	$16,683
Interest	4,357	(585)	1,813	(131)	2,269	(137)	7,586	—	7,586
Total(2)	$12,890	$(2,069)	$4,554	$(266)	$9,837	$(677)	$24,269	$—	$24,269
Expected cash outflows (inflows)	$1,582	$(677)	$863	$(58)	$3,052	$(156)	$4,606	$(738)	$3,868
Potential recoveries(3)	(1,629)	653	(509)	18	(2,639)	142	(3,964)	798	(3,166)
Subtotal	(47)	(24)	354	(40)	413	(14)	642	60	702
Discount	(1)	9	(107)	14	(202)	0	(287)	36	(251)
Present value of expected cash flows	$(48)	$(15)	$247	$(26)	$211	$(14)	$355	$96	$451
Deferred premium revenue	$111	$(24)	$227	$(15)	$757	$(90)	$966	$(251)	$715
Reserves (salvage)(4)	$(103)	$(4)	$102	$(18)	$(35)	$11	$(47)	$153	$106
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

For example, AGM has issued financial guaranty insurance policies in respect of the obligations of municipal obligors under interest rate swaps. Under the swaps, AGM insures periodic payments owed by the municipal obligors to the bank counterparties. Under certain of the swaps, AGM also insures termination payments that may be owed by the municipal obligors to the bank counterparties. If (i) AGM has been downgraded below the rating trigger set forth in a swap under which it has insured the termination payment, which rating trigger varies on a transaction by transaction basis; (ii) the municipal obligor has the right to cure by, but has failed in, posting collateral, replacing AGM or otherwise curing the downgrade of AGM; (iii) the transaction documents include as a condition that an event of default or termination event with respect to the municipal obligor has occurred, such as the rating of the municipal obligor being downgraded past a specified level, and such condition has been met; (iv) the bank counterparty has elected to terminate the swap; (v) a termination payment is payable by the municipal obligor; and (vi) the municipal obligor has failed to make the termination payment payable by it, then AGM would be required to pay the termination payment due by the municipal obligor, in an amount not to exceed the policy limit set forth in the financial guaranty insurance policy. The claim payments would be subject to recovery from the municipal obligor. As a result of the January 2013 Moody's downgrade of the financial strength rating of AGM, if the conditions giving rise to the obligation of AGM to make a termination payment under the swap termination policies were all satisfied, then AGM could pay claims in an amount not exceeding $132 million in respect of such termination payments. Taking into consideration whether the rating of the municipal obligor is below any applicable specified trigger, if the financial strength ratings of AGM were further downgraded below "A" by S&P or below "A2" by Moody's, and the conditions giving rise to the obligation of AGM to make a payment under the swap policies were all satisfied, then AGM could pay claims in an additional amount not exceeding $236 million in respect of such termination payments.

As another example, with respect to variable rate demand obligations ("VRDOs") for which a bank has agreed to provide a liquidity facility, a downgrade of AGM or AGC may provide the bank with the right to give notice to bondholders that the bank will terminate the liquidity facility, causing the bondholders to tender their bonds to the bank. Bonds held by the bank accrue interest at a “bank bond rate” that is higher than the rate otherwise borne by the bond (typically the prime rate plus 2.00% — 3.00%, and capped at the lesser of 25% and the maximum legal limit). In the event the bank holds such bonds for longer than a specified period of time, usually 90-180 days, the bank has the right to demand accelerated repayment of bond principal, usually through payment of equal installments over a period of not less than five years. In the event that a municipal obligor is unable to pay interest accruing at the bank bond rate or to pay principal during the shortened amortization period, a claim could be submitted to AGM or AGC under its financial guaranty policy. As of March 31, 2013, AGM and AGC had insured approximately $8.7 billion net par of VRDOs, of which approximately $0.5 billion of net par constituted VRDOs issued by municipal obligors rated BBB- or lower pursuant to the Company’s internal rating. As of the date of this filing, the Company has not been notified that a bank has terminated a liquidity facility as a result of the January 2013 Moody's downgrade, nor has there been a failed remarketing of the AGM or AGC VRDOs, although in some cases, VRDOs insured by AGM or AGC have remarketed at higher interest rates. The specific terms relating to the rating levels that trigger the bank’s termination right, and whether it is triggered by a downgrade by one rating agency or a downgrade by all rating agencies then rating the insurer, vary depending on the transaction.

In addition, AGM may be required to pay claims in respect of AGMH’s former financial products business if Dexia SA (the parent of Dexia Holdings Inc.) and its affiliates do not comply with their obligations following a downgrade of the financial strength rating of AGM. Most of the guaranteed investment contracts ("GICs") insured by AGM allow for the withdrawal of GIC funds in the event of a downgrade of AGM, unless the relevant GIC issuer posts collateral or otherwise enhances its credit. Most GICs insured by AGM allow for the termination of the GIC contract and a withdrawal of GIC funds at the option of the GIC holder in the event of a downgrade of AGM below a specified threshold, generally below A- by S&P or A3 by Moody’s, with no right of the GIC issuer to avoid such withdrawal by posting collateral or otherwise enhancing its credit. Each GIC contract stipulates the thresholds below which the GIC issuer must post eligible collateral, along with the types of securities eligible for posting and the collateralization percentage applicable to each security type. These collateralization percentages range from 100% of the GIC balance for cash posted as collateral to, typically, 108% for asset-backed securities. The January 2013 Moody’s downgrade of AGM did not result in any claims on the AGM GIC policies. Approximately $0.4 billion of GICs terminated as a result of the AGM downgrade and all collateral postings were satisfied with assets in the Financial Products business.

7.	Fair Value Measurement

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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company may refine its methodologies and assumptions. During First Quarter 2013, no changes were made to the Company’s valuation models that had or are expected to have, a material impact on the Company’s consolidated balance sheets or statements of operations and comprehensive income.

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

Transfers between Levels 1, 2 and 3 are recognized at the end of the period when the transfer occurs. The Company reviews the classification between Levels 1, 2 and 3 quarterly to determine whether a transfer is necessary. During the periods presented, there were no transfers between Level 1, 2 and 3.

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

Prices determined based upon model processes where at least one significant model assumption or input is unobservable, are considered to be Level 3 in the fair value hierarchy. At March 31, 2013, the Company used model processes to price 35 fixed maturity securities, which was 5.1% or $542 million of the Company’s fixed maturity securities and short-term investments at fair value. Level 3 securities were priced with the assistance of an independent third-party. The pricing is based on a discounted cash flow approach using the third-party’s proprietary pricing models. The models use inputs such as projected prepayment speeds;  severity assumptions; recovery lag assumptions; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); house price depreciation/appreciation rates based on macroeconomic forecasts and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the bond including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities.  Significant changes to any of these inputs could materially change the expected timing of cash flows within these securities which is a significant factor in determining the fair value of the securities.

Other Invested Assets

Other invested assets includes certain investments that are carried and measured at fair value on a recurring basis and non-recurring basis, as well as assets not carried at fair value. Within other invested assets, $73 million are carried at fair value on a recurring basis as of March 31, 2013. These assets primarily comprise certain short-term investments and fixed maturity securities classified as trading and are Level 2 in the fair value hierarchy. Also carried at fair value on a recurring basis are $1 million in notes classified as Level 3 in the fair value hierarchy. The fair value of these notes is determined by calculating the present value of the expected cash flows. The unobservable inputs used in the fair value measurement of the notes are discount rate, prepayment speed and default rate.

Within other invested assets, $6 million are carried at fair value on a non-recurring basis as of March 31, 2013. These assets are comprised of mortgage loans which are classified as Level 3 in the fair value hierarchy as there are significant unobservable inputs used in the valuation of such loans. The non-performing portion of these mortgage loans is valued using an average recovery rate. The performing loans are valued using management’s determination of future cash flows arising from these loans, discounted at the rate of return that would be required by a market participant. The unobservable inputs used in the fair value measurement of the mortgage loans are discount rate, recovery on delinquent loans, loss severity, prepayment speed and default rate.

Other Assets

Committed Capital Securities

The fair value of committed capital securities ("CCS"), which is recorded in “other assets” on the consolidated balance sheets, represents the difference between the present value of remaining expected put option premium payments under AGC’s CCS (the “AGC CCS Securities”) and AGM’s Committed Preferred Trust Securities (the “AGM CPS Securities”) agreements, and the estimated present value that the Company would hypothetically have to pay currently for a comparable security (see Note 15, Long Term Debt and Credit Facilities). The estimated current cost of the Company’s CCS depends on several factors, including broker-dealer quotes for the outstanding securities, the U.S. dollar forward swap curve, London Interbank Offered Rate ("LIBOR") curve projections and the term the securities are estimated to remain outstanding.

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

The fair value of the Company’s credit derivative contracts represents the difference between the present value of remaining premiums the Company expects to receive or pay for the credit protection under the contract and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge or pay the Company for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual cash flows are the most readily observable inputs since they are based on the CDS contractual terms. These cash flows include premiums to be received or paid under the terms of the contract. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. If credit spreads of the underlying obligations change, the fair value of the related credit derivative changes. Market liquidity also affects valuations of the underlying obligations. Consistent with the previous several quarters, market conditions at March 31, 2013 were such that market prices of the Company’s CDS contracts were not available. Since market prices were not available, the Company used proprietary valuation models that used both unobservable and observable market data inputs as described under “Assumptions and Inputs” below. These models are primarily developed internally based on market conventions for similar transactions.

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

Assumptions and Inputs

Listed below are various inputs and assumptions that are key to the establishment of the Company’s fair value for CDS contracts.

•	How gross spread is calculated.

•	The allocation of gross spread among:

◦	the profit the originator, usually an investment bank, realizes for putting the deal together and funding the transaction (“bank profit”);

◦	premiums paid to the Company for the Company’s credit protection provided (“net spread”); and

◦	the cost of CDS protection purchased by the originator to hedge their counterparty credit risk exposure to the Company (“hedge cost”).

•	The weighted average life which is based on expected remaining contractual cash flows and Debt Service schedules. .

•	The rates used to discount future expected premium cash flows.

The expected future premium cash flows for the Company’s credit derivatives were discounted at rates ranging from 0.24% to 3.00% at March 31, 2013 and 0.21% to 2.81% at December 31, 2012.

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

The following spread hierarchy is utilized in determining which source of gross spread to use, with the rule being to use CDS spreads where available. If not available, CDS spreads are either interpolated or extrapolated based on similar transactions or market indices.

•	Actual collateral specific credit spreads (if up-to-date and reliable market-based spreads are available).

•	Deals priced or closed during a specific quarter within a specific asset class and specific rating.

•	Credit spreads interpolated based upon market indices.

•	Credit spreads provided by the counterparty of the CDS.

•	Credit spreads extrapolated based upon transactions of similar asset classes, similar ratings, and similar time to maturity.

Information by Credit Spread Type

	As of March 31, 2013	As of December 31, 2012
Based on actual collateral specific spreads	6%	6%
Based on market indices	88%	88%
Provided by the CDS counterparty	6%	6%
Total	100%	100%

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

The premium the Company receives is referred to as the “net spread.” The Company’s pricing model takes into account not only how credit spreads on risks that it assumes affect pricing, but also how the Company’s own credit spread affects the pricing of its deals. The Company’s own credit risk is factored into the determination of net spread based on the impact of changes in the quoted market price for credit protection bought on the Company, as reflected by quoted market prices on CDS referencing AGC or AGM. For credit spreads on the Company’s name the Company obtains the quoted price of CDS contracts traded on AGC and AGM from market data sources published by third parties. The cost to acquire CDS protection referencing AGC or AGM affects the amount of spread on CDS deals that the Company retains and, hence, their fair value. As the cost to acquire CDS protection referencing AGC or AGM increases, the amount of premium the Company retains on a deal generally decreases. As the cost to acquire CDS protection referencing AGC or AGM decreases, the amount of premium the Company retains on a deal generally increases. In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts. Given the current market conditions and the Company’s own credit spreads, approximately 32%, as of March 31, 2013 and approximately 71% as of December 31, 2012 of our CDS contracts are fair valued using this minimum premium. The change period over period is driven by AGM's and AGC's credit spreads narrowing to levels not seen since 2008. As a result of this, the cost to hedge AGC's and AGM's names has declined significantly causing more transactions to price above previously established floor levels. The Company corroborates the assumptions in its fair value model, including the portion of exposure to AGC and AGM hedged by its counterparties, with independent third parties each reporting period. The current level of AGC’s and AGM’s own credit spread has resulted in the bank or deal originator hedging a significant portion of its exposure to AGC and AGM. This reduces the amount of contractual cash flows AGC and AGM can capture as premium for selling its protection.

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

The primary weaknesses of the Company’s CDS modeling techniques are:

•	There is no exit market or actual exit transactions. Therefore the Company’s exit market is a hypothetical one based on the Company’s entry market.

•	There is a very limited market in which to validate the reasonableness of the fair values developed by the Company’s model.

•	At March 31, 2013 and December 31, 2012, the markets for the inputs to the model were highly illiquid, which impacts their reliability.

•
Due to the non-standard terms under which the Company enters into derivative contracts, the fair value of its credit derivatives may not reflect the same prices observed in an actively traded market of credit derivatives that do not contain terms and conditions similar to those observed in the financial guaranty market.

As of March 31, 2013 these contracts were classified as Level 3 in the fair value hierarchy because there is a reliance on at least one unobservable input deemed significant to the valuation model, most significantly the Company's estimate of the value of non-standard terms and conditions of its credit derivative contracts and of amount of protection purchased on AGC or AGM's name.

Fair Value Option on FG VIEs’ Assets and Liabilities

The Company elected the fair value option for all the FG VIEs’ assets and liabilities. See Note 9, Consolidation of Variable Interest Entities.

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

Changes in fair value of the FG VIEs’ assets and liabilities are included in fair value gains (losses) on FG VIEs within the consolidated statement of operations. Except for net credit impairment that triggers a claim on the financial guaranty contract (i.e. net expected loss to be paid as described in Note 5), the unrealized fair value gains (losses) related to the consolidated FG VIEs will reverse to zero over the terms of these financial instruments.

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

Other Invested Assets

The fair value of the other invested assets, which primarily consist of assets acquired in refinancing transactions, was determined by calculating the present value of the expected cash flows. The Company uses a market approach to determine discounted future cash flows using market driven discount rates and a variety of assumptions, including prepayment and default assumptions. The fair value measurement was classified as Level 3 in the fair value hierarchy because there is a reliance on significant unobservable inputs to the valuation model, including the discount rates, prepayment and default assumptions, loss severity and recovery on delinquent loans.

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
As of March 31, 2013

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed maturity securities
U.S. government and agencies	$877	$—	$877	$—
Obligations of state and political subdivisions	5,602	—	5,567	35
Corporate securities	1,040	—	1,040	—
Mortgage-backed securities:
RMBS	1,196	—	975	221
Commercial mortgage-backed securities ("CMBS")	505	—	505	—
Asset-backed securities	495	—	209	286
Foreign government securities	270	—	270	—
Total fixed maturity securities	9,985	—	9,443	542
Short-term investments	729	562	167	—
Other invested assets(1)	80	—	73	7
Credit derivative assets	125	—	—	125
FG VIEs’ assets, at fair value	2,813	—	—	2,813
Other assets(2)	58	27	5	26
Total assets carried at fair value	$13,790	$589	$9,688	$3,513
Liabilities:
Credit derivative liabilities	$2,518	$—	$—	$2,518
FG VIEs’ liabilities with recourse, at fair value	2,071	—	—	2,071
FG VIEs’ liabilities without recourse, at fair value	1,107	—	—	1,107
Total liabilities carried at fair value	$5,696	$—	$—	$5,696

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2012

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed maturity securities
U.S. government and agencies	$794	$—	$794	$—
Obligations of state and political subdivisions	5,631	—	5,596	35
Corporate securities	1,010	—	1,010	—
Mortgage-backed securities:
RMBS	1,266	—	1,047	219
CMBS	520	—	520	—
Asset-backed securities	531	—	225	306
Foreign government securities	304	—	304	—
Total fixed maturity securities (3)	10,056	—	9,496	560
Short-term investments	817	446	371	—
Other invested assets(1)	120	—	112	8
Credit derivative assets	141	—	—	141
FG VIEs’ assets, at fair value	2,688	—	—	2,688
Other assets(2)	65	24	5	36
Total assets carried at fair value	$13,887	$470	$9,984	$3,433
Liabilities:
Credit derivative liabilities	$1,934	$—	$—	$1,934
FG VIEs’ liabilities with recourse, at fair value	2,090	—	—	2,090
FG VIEs’ liabilities without recourse, at fair value	1,051	—	—	1,051
Total liabilities carried at fair value	$5,075	$—	$—	$5,075
 ____________________

(1)
Includes mortgage loans that are recorded at fair value on a non-recurring basis. At March 31, 2013 and December 31, 2012, such investments were carried at their market value of $6 million and $7 million, respectively.

(2)    Includes fair value of CCS and supplemental executive retirement plan assets.

(3)    See Note 10, Investments and Cash.

Changes in Level 3 Fair Value Measurements

The table below presents a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during First Quarter 2013 and 2012.

Fair Value Level 3 Rollforward
Recurring Basis
First Quarter 2013

	Fixed Maturity Securities
	Obligations of State and Political Subdivisions		RMBS		Asset- Backed Securities		Other Invested Assets	FG VIEs’ Assets at Fair Value		Other Assets		Credit Derivative Asset (Liability), net(5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2012	$35		$219		$306		$1	$2,688		$36		$(1,793)		$(2,090)		$(1,051)
Total pretax realized and unrealized gains/(losses) recorded in:(1)
Net income (loss)	1	(2)	5	(2)	4	(2)	0	215	(3)	(10)	(4)	(592)	(6)	(81)	(3)	(74)	(3)
Other comprehensive income (loss)	0		7		(22)		0	—		—		—		—		—
Purchases	—		3		—		—	—		—		—		—		—
Settlements	(1)		(11)		(2)		—	(138)		—		(8)		112		55
FG VIE consolidations	—		(2)		—		—	48		—		—		(12)		(37)
Fair value as of March 31, 2013	$35		$221		$286		$1	$2,813		$26		$(2,393)		$(2,071)		$(1,107)
Change in unrealized gains/(losses) related to financial instruments held as of March 31, 2013	$0		$9		$(22)		$0	$199		$(10)		$(611)		$(83)		$(94)

Fair Value Level 3 Rollforward
Recurring Basis
First Quarter 2012

	Fixed Maturity Securities
	Obligations of state and political subdivisions	RMBS		Asset Backed Securities		Other Invested Assets	FG VIEs’ Assets at Fair Value		Other Assets		Credit Derivative Asset (Liability), net(5)		FG VIEs’ Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2011	$10	$134		$235		$2	$2,819		$54		$(1,304)		$(2,397)		(1,061)
Total pretax realized and unrealized gains/(losses) recorded in:(1)
Net income (loss)	0	1	(2)	6	(2)	—	132	(3)	(14)	(4)	(691)	(6)	(86)	(3)	(80)	(3)
Other comprehensive income (loss)	0	10		0		0	—		—		—		—		—
Purchases	—	—		18		—	—		—		—		—		—
Settlements	(1)	(9)		(1)		—	(138)		—		42		138		55
FG VIE consolidations	—	—		—		—	15		—		—		(20)
Fair value as of March 31, 2012	$9	$136		$258		$2	$2,828		$40		$(1,953)		$(2,365)		(1,086)
Change in unrealized gains/(losses) related to financial instruments held as of March 31, 2012	$0	$10		$0		$0	$231		$(14)		$(635)		$(107)		(118)
 ___________________

(1)
Realized and unrealized gains (losses) from changes in values of Level 3 financial instruments represent gains (losses) from changes in values of those financial instruments only for the periods in which the instruments were classified as Level 3.

(2)	Included in net realized investment gains (losses) and net investment income.

(3)	Included in fair value gains (losses) on FG VIEs.

(4)	Recorded in fair value gains (losses) on committed capital securities.

(5)	Represents net position of credit derivatives. The consolidated balance sheet presents gross assets and liabilities based on net counterparty exposure.

(6)	Reported in net change in fair value of credit derivatives.

Level 3 Fair Value Disclosures

Quantitative Information About Level 3 Fair Value Inputs
At March 31, 2013

Financial Instrument Description	Fair Value at March 31, 2013 (in millions)	Valuation Technique	Significant Unobservable Inputs	Range
Assets:
Fixed maturity securities:
Obligations of state and political subdivisions	$35	Discounted	Rate of inflation	1.0%	-	3.0%
		cash flow	Cash flow receipts	4.9%	-	85.8%
			Yield	4.3%		9.0%
			Collateral recovery period	1 month	-	43 years

RMBS	221	Discounted	CPR	0.8%	-	7.5%
		cash flow	CDR	4.4%	-	25.8%
			Severity	47.9%	-	102.8%
			Yield	3.0%	-	9.6%
Asset-backed securities:
Whole business securitization	63	Discounted cash flow	Annual gross revenue projections (in millions)	$54	-	$96
			Value of primary financial guaranty policy	43.8%
			Liquidity discount	5.0%	-	20.0%

Investor owned utility	162	Discounted cash flow	Liquidation value (in millions)	$217	-	$242
			Years to liquidation	0 years	-	3 years
			Collateral recovery period	9 months	-	6 years
			Discount factor	15.3%

XXX life insurance transactions	61	Discounted	Yield	12.0%
		cash flow

Other invested assets	7	Discounted cash flow	Discount for lack of liquidity	10.0%	-	20.0%
			Recovery on delinquent loans	20.0%	-	60.0%
			Default rates	1.0%	-	12.0%
			Loss severity	40.0%	-	90.0%
			Prepayment speeds	6.0%	-	15.0%

FG VIEs’ assets, at fair value	2,813	Discounted	CPR	0.4%	-	11.0%
		cash flow	CDR	1.8%	-	28.6%
			Loss severity	37.5%	-	106.4%
			Yield	3.0%	-	20.0%

Financial Instrument Description	Fair Value at March 31, 2013 (in millions)	Valuation Technique	Significant Unobservable Inputs	Range
Other assets	26	Discounted cash flow	Quotes from third party pricing	$51	-	$55
			Term (years)	3 years

Liabilities:
Credit derivative liabilities, net	(2,393)	Discounted	Year 1 loss estimates	0.0%	-	68.0%
		cash flow	Hedge cost (in bps)	14.8	-	397.5
			Bank profit (in bps)	1.0	-	1,336.5
			Internal floor (in bps)	7.0	-	100.0
			Internal credit rating	AAA	-	BIG

FG VIEs’ liabilities, at fair value	(3,178)	Discounted	CPR	0.4%	-	11.0%
		cash flow	CDR	1.8%	-	28.6%
			Loss severity	37.5%	-	106.4%
			Yield	3.0%	-	20.0%

Quantitative Information About Level 3 Fair Value Inputs
At December 31, 2012

Financial Instrument Description	Fair Value at December 31, 2012 (in millions)	Valuation Technique	Significant Unobservable Inputs	Range
Assets:
Fixed maturity securities:
Obligations of state and political subdivisions	$35	Discounted	Rate of inflation	1.0%	-	3.0%
		cash flow	Cash flow receipts	4.9%	-	85.8%
			Discount rates	4.3%		9.0%
			Collateral recovery period	1 month	-	43 years

RMBS	219	Discounted	CPR	0.8%	-	7.5%
		cash flow	CDR	4.4%	-	28.6%
			Severity	48.1%	-	102.8%
			Yield	3.5%	-	12.8%
Asset-backed securities:
Whole business securitization	63	Discounted cash flow	Annual gross revenue projections (in millions)	$54	-	$96
			Value of primary financial guaranty policy	43.8%
			Liquidity discount	5.0%	-	20.0%

Investor owned utility	186	Discounted cash flow	Liquidation value (in millions)	$212	-	$242
			Years to liquidation	0 years	-	3 years
			Discount factor	15.3%

XXX life insurance transactions	57	Discounted	Yield	12.5%
		cash flow

Other invested assets	8	Discounted cash flow	Discount for lack of liquidity	10.0%	-	20.0%
			Recovery on delinquent loans	20.0%	-	60.0%
			Default rates	1.0%	-	12.0%
			Loss severity	40.0%	-	90.0%
			Prepayment speeds	6.0%	-	15.0%

FG VIEs’ assets, at fair value	2,688	Discounted	CPR	0.5%	-	10.9%
		cash flow	CDR	3.0%	-	28.6%
			Loss severity	37.5%	-	103.8%
			Yield	4.5%	-	20.0%

Financial Instrument Description	Fair Value at December 31, 2012 (in millions)	Valuation Technique	Significant Unobservable Inputs	Range
Other assets	36	Discounted cash flow	Quotes from third party pricing	$38	-	$51
			Term (years)	3 years

Liabilities:
Credit derivative liabilities, net	(1,793)	Discounted	Year 1 loss estimates	0.0%	-	58.7%
		cash flow	Hedge cost (in bps)	64.2	-	678.4
			Bank profit (in bps)	1.0	-	1,312.9
			Internal floor (in bps)	7.0	-	60.0
			Internal credit rating	AAA	-	BIG

FG VIEs’ liabilities, at fair value	(3,141)	Discounted	CPR	0.5%	-	10.9%
		cash flow	CDR	3.0%	-	28.6%
			Loss severity	37.5%	-	103.8%
			Yield	4.5%	-	20.0%

The carrying amount and estimated fair value of the Company’s financial instruments are presented in the following table.

Fair Value of Financial Instruments

	As of March 31, 2013		As of December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets:
Fixed maturity securities	$9,985	$9,985	$10,056	$10,056
Short-term investments	729	729	817	817
Other invested assets	119	122	177	182
Credit derivative assets	125	125	141	141
FG VIEs’ assets, at fair value	2,813	2,813	2,688	2,688
Other assets	210	210	166	166
Liabilities:
Financial guaranty insurance contracts(1)	3,591	5,955	3,918	6,537
Long-term debt	832	1,131	836	1,091
Credit derivative liabilities	2,518	2,518	1,934	1,934
FG VIEs’ liabilities with recourse, at fair value	2,071	2,071	2,090	2,090
FG VIEs’ liabilities without recourse, at fair value	1,107	1,107	1,051	1,051
Other liabilities	88	88	47	47
____________________

(1)	Carrying amount includes the assets and liabilities related to financial guaranty insurance contract premiums, losses, and salvage and subrogation and other recoverables net of reinsurance.

8.	Financial Guaranty Contracts Accounted for as Credit Derivatives

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

Credit Derivative Net Par Outstanding by Sector

The estimated remaining weighted average life of credit derivatives was 3.7 years at March 31, 2013 and 3.7 years at December 31, 2012. The components of the Company’s credit derivative net par outstanding are presented below.

Credit Derivatives Net Par Outstanding

	As of March 31, 2013				As of December 31, 2012
Asset Type	Net Par Outstanding	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Rating	Net Par Outstanding	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Rating
	(dollars in millions)
Pooled corporate obligations:
Collateralized loan obligation/collateral bond obligations	$26,342	32.3%	34.0%	AAA	$29,142	32.8%	33.3%	AAA
Synthetic investment grade pooled corporate	9,592	21.6	19.7	AAA	9,658	21.6	19.7	AAA
Synthetic high yield pooled corporate	2,690	47.2	41.1	AAA	3,626	35.0	30.3	AAA
TruPS CDOs	3,967	46.4	33.4	BB	4,099	46.5	32.7	BB
Market value CDOs of corporate obligations	3,648	29.7	31.7	AAA	3,595	30.1	32.0	AAA
Total pooled corporate obligations	46,239	31.9	31.2	AAA	50,120	31.7	30.4	AAA
U.S. RMBS:
Option ARM and Alt-A first lien	3,259	20.1	10.2	B+	3,381	20.2	10.4	B+
Subprime first lien	3,360	29.9	52.5	AA-	3,494	29.8	52.6	A+
Prime first lien	318	10.9	5.2	B	333	10.9	5.2	B
Closed end second lien and HELOCs	47	—	—	B-	49	—	—	B-
Total U.S. RMBS	6,984	24.2	30.2	BBB	7,257	24.2	30.4	BBB
CMBS	3,983	33.3	42.0	AAA	4,094	33.3	41.8	AAA
Other	8,694	—	—	A	9,310	—	—	A-
Total	$65,900			AA+	$70,781			AA+
____________________

(1)	Represents the sum of subordinate tranches and over-collateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

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

The Company’s exposure to “Other” CDS contracts is also highly diversified. It includes $3.1 billion of exposure to three pooled infrastructure transactions comprising diversified pools of international infrastructure project transactions and loans to regulated utilities. These pools were all structured with underlying credit enhancement sufficient for the Company to attach at super senior AAA levels at origination. The remaining $5.6 billion of exposure in “Other” CDS contracts comprises numerous deals across various asset classes, such as commercial receivables, international RMBS, infrastructure, regulated utilities and consumer receivables. Of the total net par outstanding in the "Other" sector, $717 million is rated BIG.

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	As of March 31, 2013		As of December 31, 2012
Ratings	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
Super Senior	$18,184	27.6%	$18,908	26.7%
AAA	29,699	45.1	32,010	45.2
AA	3,784	5.7	3,083	4.4
A	3,316	5.0	5,487	7.8
BBB	4,611	7.0	4,584	6.4
BIG	6,306	9.6	6,709	9.5
Total credit derivative net par outstanding	$65,900	100.0%	$70,781	100.0%

Credit Derivative
U.S. Residential Mortgage-Backed Securities

	As of March 31, 2013				Net Change in Unrealized Gain (Loss)
Vintage	Net Par Outstanding	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Rating	First Quarter 2013
	(in millions)				(in millions)
2004 and Prior	$119	5.8%	17.0%	BBB+	$(1)
2005	1,909	31.4	67.3	AA+	1
2006	1,558	29.4	34.2	A+	(64)
2007	3,398	18.4	8.1	B	(393)
Total	$6,984	24.2%	30.2%	BBB	$(457)
____________________

(1)	Represents the sum of subordinate tranches and overcollateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

Net Change in Fair Value of Credit Derivatives

Net Change in Fair Value of Credit Derivatives Gain (Loss)

	First Quarter
	2013	2012
	(in millions)
Net credit derivative premiums received and receivable	$27	$29
Net ceding commissions (paid and payable) received and receivable	1	0
Realized gains on credit derivatives	28	29
Net credit derivative losses (paid and payable) recovered and recoverable	(10)	(86)
Total realized gains (losses) and other settlements on credit derivatives	18	(57)
Net unrealized gains (losses) on credit derivatives	(610)	(634)
Net change in fair value of credit derivatives	$(592)	$(691)

In First Quarter 2013 and 2012, CDS contracts totaling $1.0 billion and $0.2 billion in net par were terminated, resulting in accelerations of credit derivative revenue of $1 million in First Quarter 2013 and $0.2 million in First Quarter 2012.

Changes in the fair value of credit derivatives occur primarily because of changes in interest rates, credit spreads, notional amounts, credit ratings of the referenced entities, expected terms, realized gains (losses) and other settlements, and the issuing company’s own credit rating, credit spreads and other market factors. Except for net estimated credit impairments (i.e., net expected loss to be paid as discussed in Note 5), the unrealized gains and losses on credit derivatives are expected to reduce to zero as the exposure approaches its maturity date. With considerable volatility continuing in the market, unrealized gains (losses) on credit derivatives may fluctuate significantly in future periods.

Net Change in Unrealized Gains (Losses) on Credit Derivatives By Sector

	First Quarter
Asset Type	2013	2012
	(in millions)

Pooled corporate obligations:
CLOs/Collateral bond obligations	$(54)	$7
Synthetic investment grade pooled corporate	2	2
Synthetic high yield pooled corporate	(1)	11
TruPS CDOs	(39)	(14)
Market value CDOs of corporate obligations	(13)	(1)
Total pooled corporate obligations	(105)	5
U.S. RMBS:
Option ARMs and Alt-A first lien	(295)	(518)
Subprime first lien	(79)	(26)
Prime first lien	(83)	(86)
Closed end second lien and HELOCs	—	1
Total U.S. RMBS	(457)	(629)
CMBS	(3)	0
Other	(45)	(10)
Total	$(610)	$(634)

During First Quarter 2013, unrealized fair value losses were generated primarily in the U.S. RMBS sectors, as well as pooled corporate obligations, due to wider implied net spreads. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC's name as the market cost of AGC's credit protection decreased significantly during the period. These transactions were pricing at or above their floor levels (or the minimum rate at which the Company would consider assuming these risks based on historical experience); therefore when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, decreased the implied spreads that the Company would expect to receive on these transactions increased. As indicated below, the credit spreads of both the 5 Year and 1 Year CDS spread on AGC decreased significantly in First Quarter 2013. To calculate the fair value of the CDS contracts, the Company matches the tenor of the CDS contracts in the Company's portfolio to the tenor of the CDS spread purchased in AGC's name. The cost of AGM's 5 Year and 1 Year credit protection also decreased during First Quarter 2013, but did not lead to significant fair value losses, as a significant portion of AGM policies continue to price at floor levels. First Quarter 2013 changes in fair value of credit derivatives in the Other category includes a $20 million loss for guaranteed interest rate swaps identified during the quarter.

     During First Quarter 2012, unrealized fair value losses were generated primarily in U.S. RMBS sectors primarily as a result of the decreased cost to buy protection in AGC's name as the market cost of AGC's credit protection decreased. These transactions were pricing above their floor levels; therefore when the cost of purchasing CDS protection on AGC, decreased the implied spreads that the Company would expect to receive on these transactions increased. The cost of AGM's credit protection also decreased during First Quarter 2012, but did not lead to significant fair value losses, as the majority of AGM policies continue to price at floor levels.

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

Five-Year CDS Spread on AGC and AGM

	As of March 31, 2013	As of December 31, 2012	As of December 31, 2011
Quoted price of CDS contract (in basis points):
AGC	397	678	1,140
AGM	380	536	778

One-Year CDS Spread on AGC and AGM

	As of March 31, 2013	As of December 31, 2012	As of December 31, 2011
Quoted price of CDS contract (in basis points):
AGC	59	270	965
AGM	60	257	538

Components of Credit Derivative Assets (Liabilities)

	As of March 31, 2013	As of December 31, 2012
	(in millions)
Credit derivative assets	$125	$141
Credit derivative liabilities	(2,518)	(1,934)
Net fair value of credit derivatives	$(2,393)	$(1,793)

	As of March 31, 2013	As of December 31, 2012
	(in millions)
Fair value of credit derivatives before effect of AGC and AGM credit spreads	$(4,296)	$(4,809)
Plus: Effect of AGC and AGM credit spreads	1,903	3,016
Net fair value of credit derivatives	$(2,393)	$(1,793)

The fair value of CDS contracts at March 31, 2013, before considering the implications of AGC’s and AGM’s credit spreads, is a direct result of continued wide credit spreads in the fixed income security markets and ratings downgrades. The asset classes that remain most affected are 2005-2007 vintages of prime first lien, Alt-A, Option ARM, subprime RMBS deals as well as trust-preferred and pooled corporate securities. Comparing March 31, 2013 with December 31, 2012, there was a narrowing of spreads primarily related to Alt-A first lien, Option ARM, and subprime RMBS transactions. This narrowing of spreads resulted in a gain of approximately $513 million, before taking into account AGC’s or AGM’s credit spreads.

Management believes that the trading level of AGC’s and AGM’s credit spreads are due to the correlation between AGC’s and AGM’s risk profile and the current risk profile of the broader financial markets and to increased demand for credit protection against AGC and AGM as the result of its financial guaranty volume, as well as the overall lack of liquidity in the CDS market. Offsetting the benefit attributable to AGC’s and AGM’s credit spread were higher credit spreads in the fixed income security markets. The higher credit spreads in the fixed income security market are due to the lack of liquidity in the high yield CDO, TruPS CDO, and CLO markets as well as continuing market concerns over the most recent vintages of RMBS.

The following table presents the fair value and the present value of expected claim payments or recoveries (i.e. net expected loss to be paid as described in Note 5) for contracts accounted for as derivatives.

Net Fair Value and Expected Losses of Credit Derivatives by Sector

	Fair Value of Credit Derivative Asset (Liability), net		Present Value of Expected Claim (Payments) Recoveries(1)
Asset Type	As of March 31, 2013	As of December 31, 2012	As of March 31, 2013	As of December 31, 2012
	(in millions)
Pooled corporate obligations:
CLOs/ Collateralized bond obligations	$(52)	$3	$—	$—
Synthetic investment grade pooled corporate	(3)	(5)	—	—
Synthetic high-yield pooled corporate	2	3	—	—
TruPS CDOs	(37)	3	(13)	(16)
Market value CDOs of corporate obligations	(11)	2	—	—
Total pooled corporate obligations	(101)	6	(13)	(16)
U.S. RMBS:
Option ARM and Alt-A first lien	(1,394)	(1,076)	(109)	(121)
Subprime first lien	(109)	(52)	(77)	(70)
Prime first lien	(179)	(99)	(6)	—
Closed-end second lien and HELOCs	(11)	(10)	10	10
Total U.S. RMBS	(1,693)	(1,237)	(182)	(181)
CMBS	(5)	(2)	—	—
Other	(594)	(560)	(91)	(85)
Total	$(2,393)	$(1,793)	$(286)	$(282)
 ____________________

(1)
Represents amount in excess of the present value of future installment fees to be received of $42 million as of March 31, 2013 and $43 million as of December 31, 2012. Includes R&W benefit of $226 million as of March 31, 2013 and $237 million as of December 31, 2012.

Ratings Sensitivities of Credit Derivative Contracts

Within the Company’s insured CDS portfolio, the transaction documentation for approximately $2.0 billion in CDS gross par insured as of March 31, 2013, provides that a downgrade of AGC's financial strength rating below BBB- or Baa3 would constitute a termination event that would allow the relevant CDS counterparty to terminate the affected transactions. If the CDS counterparty elected to terminate the affected transactions, AGC could be required to make a termination payment (or may be entitled to receive a termination payment from the CDS counterparty). Of the transactions described above, for one of the CDS counterparties, a downgrade of AGC's financial strength rating below A- or A3 (but not below BBB- or Baa3) would constitute a termination event for which the Company has the right to cure by posting collateral, assigning its rights and obligations in respect of the transactions to a third party, or seeking a third party guaranty of its obligations.The Company does not believe that it can accurately estimate the termination payments AGC could be required to make if, as a result of any such downgrade, a CDS counterparty terminated the affected transactions. These payments could have a material adverse effect on the Company’s liquidity and financial condition.

The transaction documentation for approximately $12.3 billion in CDS gross par insured as of March 31, 2013, requires certain of the Company's insurance subsidiaries to post eligible collateral to secure its obligation to make payments under such contracts based on (i) the mark-to-market valuation of the underlying exposure and (ii) in some cases, the financial strength ratings of such subsidiaries. Eligible collateral is generally cash or U.S. government or agency securities; eligible collateral other than cash is valued at a discount to the face amount.

•
For approximately $11.9 billion of such contracts, AGC has negotiated caps such that, after giving effect to the January 2013 Moody's downgrade of AGC, the posting requirement cannot exceed a certain fixed amount, regardless of the mark-to-market valuation of the exposure or the financial strength ratings of AGC. For such contracts, AGC need not post on a cash basis more than $675 million, which amount is already being posted by AGC and is part of the approximately $709 million posted by the Company's insurance subsidiaries.

•
For the remaining approximately $400 million of such contracts, AGC could be required from time to time to post additional collateral based on movements in the mark-to-market valuation of the underlying exposure. Of the $709 million being posted by the Company's insurance subsidiaries, approximately $64 million relate to such $400 million of notional.

Sensitivity to Changes in Credit Spread

The following table summarizes the estimated change in fair values on the net balance of the Company’s credit derivative positions assuming immediate parallel shifts in credit spreads on AGC and AGM and on the risks that they both assume.

Effect of Changes in Credit Spread
As of March 31, 2013

Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
100% widening in spreads	$(4,859)	$(2,466)
50% widening in spreads	(3,626)	(1,233)
25% widening in spreads	(3,010)	(617)
10% widening in spreads	(2,640)	(247)
Base Scenario	(2,393)	—
10% narrowing in spreads	(2,169)	224
25% narrowing in spreads	(1,837)	556
50% narrowing in spreads	(1,285)	1,108
 ____________________

(1)	Includes the effects of spreads on both the underlying asset classes and the Company’s own credit spread.

9.	Consolidation of Variable Interest Entities

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

AGC and AGM are not primarily liable for the debt obligations issued by the VIEs they insure and would only be required to make payments on these debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due. AGL’s and its Subsidiaries’ creditors do not have any rights with regard to the collateral supporting the debt issued by the FG VIEs. Proceeds from sales, maturities, prepayments and interest from such underlying collateral may only be used to pay Debt Service on VIE liabilities. Net fair value gains and losses on FG VIEs are expected to reverse to zero at maturity of the VIE debt, except for net premiums received and receivable, and net claims paid and expected to be paid by AGC or AGM under the financial guaranty insurance contract. The Company’s estimate of expected loss to be paid for FG VIEs is included in Note 5, Expected Loss to be Paid.

As part of the terms of its financial guaranty contracts, the Company obtains certain protective rights with respect to the VIE that are triggered by the occurrence of certain events, such as failure to be in compliance with a covenant due to poor deal performance or a deterioration in a servicer or collateral manager's financial condition. At deal inception, the Company typically is not deemed to control a VIE; however, once a trigger event occurs, the Company's control of the VIE typically increases. The Company continuously evaluates its power to direct the activities that most significantly impact the economic performance of VIEs that have debt obligations insured by the Company and, accordingly, where the Company is obligated to absorb VIE losses or receive benefits that could potentially be significant to the VIE. The Company obtains protective rights under its insurance contracts that give the Company additional controls over a VIE if there is either deterioration of deal performance or in the financial health of the deal servicer. The Company is deemed to be the control party under GAAP, typically when its protective rights give it the power to both terminate and replace the deal servicer, which are characteristics specific to the Company's financial guaranty contracts. If the Company’s protective rights that could make it the control party have not been triggered, then it does not consolidate the VIE. As of March 31, 2013, the Company had issued financial guaranty contracts for approximately 1,100 VIEs that it did not consolidate.

Consolidated FG VIEs

Number of FG VIE's Consolidated

	As of March 31, 2013	As of December 31, 2012

Beginning of the period	33	33
Consolidated(1)	11	2
Matured	(1)	(2)
End of the period	43	33
____________________

(1)	Net loss on consolidation was $0.5 million in First Quarter 2013 and $6 million in 2012 and recorded in “fair value gains (losses) on FG VIEs” in the consolidated statement of operations.

The total unpaid principal balance for the FG VIEs’ assets that were over 90 days or more past due was approximately $862 million. The aggregate unpaid principal of the FG VIEs’ assets was approximately $2,432 million greater than the aggregate fair value at March 31, 2013. The change in the instrument-specific credit risk of the FG VIEs’ assets for First Quarter 2013 were gains of $71 million.

The aggregate unpaid principal balance was approximately $1,977 million greater than the aggregate fair value of the FG VIEs’ liabilities as of March 31, 2013.

The table below shows the carrying value of the consolidated FG VIEs’ assets and liabilities in the consolidated financial statements, segregated by the types of assets that collateralize their respective debt obligations.

Consolidated FG VIEs
By Type of Collateral

	As of March 31, 2013			As of December 31, 2012
	Number of FG VIEs	Assets	Liabilities	Number of FG VIEs	Assets	Liabilities
	(dollars in millions)
With recourse:
HELOCs	8	$582	$764	8	$525	$786
First liens:
Alt-A first lien	5	178	168	5	177	162
Option ARM	2	41	158	2	42	170
Subprime	18	415	502	7	399	493
Closed-end second lien	8	103	126	8	108	129
Automobile loans	1	17	17	2	39	39
Life insurance	1	336	336	1	311	311
Total with recourse	43	1,672	2,071	33	1,601	2,090
Without recourse	—	1,141	1,107	—	1,087	1,051
Total	43	$2,813	$3,178	33	$2,688	$3,141

Unpaid Principal for FG VIEs’ Liabilities
with Recourse

	As of March 31, 2013	As of December 31, 2012
	(in millions)
Gross unpaid principal for FG VIEs’ liabilities with recourse (1)	$2,707	$2,808
____________________

(1)	FG VIE liabilities with recourse will mature at various dates ranging from 2018 to 2047, except for $17 million maturing in 2014.

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

	First Quarter
	2013	2012
	(in millions)
Net earned premiums	$(18)	$(17)
Net investment income	(3)	(3)
Net realized investment gains (losses)	1	1
Fair value gains (losses) on FG VIEs	70	(41)
Loss and LAE	(7)	8
Total pretax effect on net income	43	(52)
Less: tax provision (benefit)	15	(18)
Total effect on net income (loss)	$28	$(34)

	As of March 31, 2013	As of December 31, 2012
	(in millions)
Total (decrease) increase on shareholders’ equity	$(322)	$(348)

Fair value gains (losses) on FG VIEs represent the net change in fair value on the consolidated FG VIEs’ assets and liabilities. For First Quarter 2013, the Company recorded a pre-tax fair value gain on FG VIEs of $70 million. The majority of this gain, approximately $64 million, is a result of a R&W benefit on two Flagstar policies recognized during the quarter. The Company also saw price appreciation across all of the Company's FG VIE assets and liabilities as a result of the overall financial market continuing to improve in First Quarter 2013. The most significant price appreciation occurred in several HELOC transactions where the price appreciation was slightly greater on the FG VIE assets than on the FG VIE liabilities. This was a result of improved performance in the underlying collateral of these securities during the period.

During First Quarter 2012, the Company saw price appreciation across all of the Company's FG VIE assets and liabilities as a result of positive economic data at the beginning of the year. However, the price appreciation was greater on the wrapped FG VIE liabilities during the period, as market participants gave more value to the guarantees provided by monoline insurers. This resulted in a pre-tax fair value loss on FG VIEs of $41 million during the period.

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

10.	Investments and Cash

Investment Portfolio

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets. Income earned on the general portfolio excluding loss mitigation bonds declined due to lower reinvestment rates. Accrued investment income on fixed maturity securities, short-term investments and assets acquired in refinancing transactions was $97 million and $97 million as of March 31, 2013 and December 31, 2012, respectively.

Net Investment Income

	First Quarter
	2013	2012
	(in millions)
Income from fixed maturity securities in general investment portfolio	$79	$87
Income from fixed maturity securities purchased or obtained for loss mitigation purposes	16	12
Other (1)	1	1
Gross investment income	96	100
Investment expenses	(2)	(2)
Net investment income	$94	$98
____________________
(1)    Includes income from short-term investments and assets acquired in refinancing transactions.

Net Realized Investment Gains (Losses)

	First Quarter
	2013	2012
	(in millions)
Realized gains on investment portfolio	$39	$9
Realized losses on investment portfolio	(6)	(3)
Other-than-temporary impairment ("OTTI") (1)	(5)	(5)
Net realized investment gains (losses)	$28	$1
____________________

(1)	Substantially all amounts relate to the credit component of OTTI securities as opposed to OTTI due to intent to sell.

The following table presents the roll-forward of the credit losses of fixed maturity securities for which the Company has recognized OTTI and where the portion of the fair value adjustment related to other factors was recognized in other comprehensive income ("OCI").

Roll Forward of Credit Losses in the Investment Portfolio

	First Quarter
	2013	2012
	(in millions)
Balance, beginning of period	$64	$47
Additions for credit losses on securities for which an OTTI was not previously recognized	1	2
Additions for credit losses on securities for which an OTTI was previously recognized	4	2
Balance, end of period	$69	$51

Fixed Maturity Securities and Short Term Investments
by Security Type
As of March 31, 2013

Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI(2) Gain (Loss) on Securities with OTTI	Weighted Average Credit Quality (3)
	(dollars in millions)
Fixed maturity securities:
U.S. government and agencies	8%	$819	$58	$0	$877	$—	AA+
Obligations of state and political subdivisions	51	5,161	452	(12)	5,601	8	AA
Corporate securities	9	970	71	(1)	1,040	0	A+
Mortgage-backed securities(4):	0
RMBS	12	1,210	54	(68)	1,196	(51)	A+
CMBS	5	474	31	0	505	0	AAA
Asset-backed securities	5	469	35	(8)	496	18	BBB-
Foreign government securities	3	260	12	(2)	270	0	AA+
Total fixed maturity securities	93	9,363	713	(91)	9,985	(25)	AA-
Short-term investments	7	729	0	0	729	0	AAA
Total investment portfolio	100%	$10,092	$713	$(91)	$10,714	$(25)	AA-

Fixed Maturity Securities and Short Term Investments
by Security Type
As of December 31, 2012

Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Gain (Loss) on Securities with OTTI	Weighted Average Credit Quality (3)
	(dollars in millions)
Fixed maturity securities:
U.S. government and agencies	7%	$732	$62	$0	$794	$—	AA+
Obligations of state and political subdivisions	51	5,153	489	(11)	5,631	9	AA
Corporate securities	9	930	80	0	1,010	0	AA-
Mortgage-backed securities(4):
RMBS	13	1,281	62	(77)	1,266	(59)	A+
CMBS	5	482	38	0	520	—	AAA
Asset-backed securities	5	482	59	(10)	531	43	BIG
Foreign government securities	2	286	18	0	304	0	AAA
Total fixed maturity securities	92	9,346	808	(98)	10,056	(7)	AA-
Short-term investments	8	817	0	0	817	—	AAA
Total investment portfolio	100%	$10,163	$808	$(98)	$10,873	$(7)	AA-
____________________

(1)	Based on amortized cost.

(2)	Accumulated Other Comprehensive Income ("AOCI"). See also Note 17.

(3)
Ratings in the tables above represent the lower of the Moody’s and S&P classifications except for bonds purchased for loss mitigation or risk management strategies, which use internal ratings classifications. The Company’s portfolio consists primarily of high-quality, liquid instruments.

(4)	Government-agency obligations were approximately 60% of mortgage backed securities as of March 31, 2013 and 61% as of December 31, 2012 based on fair value.

The Company’s investment portfolio in tax-exempt and taxable municipal securities includes issuances by a wide number of municipal authorities across the U.S. and its territories. Securities rated lower than A-/A3 by S&P or Moody’s are not eligible to be purchased for the Company’s portfolio unless acquired for loss mitigation or risk management strategies.

The following tables present the fair value of the Company’s available-for-sale municipal bond portfolio as of March 31, 2013 and December 31, 2012 by state, excluding $554 million and $496 million of pre-refunded bonds, respectively. The credit ratings are based on the underlying ratings and do not include any benefit from bond insurance.

Fair Value of Available-for-Sale Municipal Bond Portfolio by State
As of March 31, 2013

State	State General Obligation	Local General Obligation	Revenue	Fair Value	Amortized Cost	Average Credit Rating
	(in millions)
Texas	$87	$336	$339	$762	$701	AA
New York	12	66	586	664	618	AA
California	27	73	360	460	428	A+
Florida	47	49	264	360	325	AA-
Illinois	14	78	189	281	257	A+
Massachusetts	41	18	163	222	199	AA
Washington	33	21	144	198	182	AA
Arizona	—	8	178	186	170	AA
Michigan	—	29	110	139	127	AA-
Pennsylvania	67	31	39	137	129	AA-
All others	238	222	1,178	1,638	1,512	AA
Total	$566	$931	$3,550	$5,047	$4,648	AA-

Fair Value of Available-for-Sale Municipal Bond Portfolio by State
As of December 31, 2012

State	State General Obligation	Local General Obligation	Revenue	Fair Value	Amortized Cost	Average Credit Rating
	(in millions)
Texas	$88	$345	$342	$775	$708	AA
New York	22	58	593	673	620	AA
California	23	77	359	459	425	A+
Florida	47	50	259	356	319	AA-
Illinois	15	84	188	287	260	A+
Massachusetts	42	18	165	225	199	AA
Washington	33	40	145	218	200	AA
Arizona	—	8	180	188	171	AA
Georgia	14	20	108	142	132	A+
Pennsylvania	68	32	40	140	129	AA-
All others	229	248	1,195	1,672	1,533	AA
Total	$581	$980	$3,574	$5,135	$4,696	AA-

The revenue bond portfolio is comprised primarily of essential service revenue bonds issued by water and sewer authorities and other utilities, transportation authorities, universities and healthcare providers.

Revenue Sources

	As of March 31, 2013		As of December 31, 2012
Type	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(in millions)
Tax backed	$712	$654	$720	$656
Transportation	711	644	717	646
Municipal utilities	562	516	567	519
Water and sewer	549	508	567	520
Higher education	440	403	430	389
Healthcare	328	302	323	296
All others	248	246	250	247
Total	$3,550	$3,273	$3,574	$3,273

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

Fixed Maturity Securities
Gross Unrealized Loss by Length of Time
As of March 31, 2013

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(dollars in millions)
U.S. government and agencies	$43	$0	$—	$—	$43	$0
Obligations of state and political subdivisions	158	(12)	—	—	158	(12)
Corporate securities	76	(1)	—	—	76	(1)
Mortgage-backed securities:
RMBS	184	(15)	99	(53)	283	(68)
CMBS	16	0	—	—	16	0
Asset-backed securities	19	0	38	(8)	57	(8)
Foreign government securities	62	(2)	—	—	62	(2)
Total	$558	$(30)	$137	$(61)	$695	$(91)
Number of securities		105		12		117
Number of securities with OTTI		5		5		10

Fixed Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2012

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(dollars in millions)
U.S. government and agencies	$62	$0	$—	$—	$62	$0
Obligations of state and political subdivisions	79	(11)	—	—	79	(11)
Corporate securities	25	0	—	—	25	0
Mortgage-backed securities:
RMBS	108	(19)	121	(58)	229	(77)
CMBS	5	0	—	—	5	0
Asset-backed securities	16	0	35	(10)	51	(10)
Foreign government securities	8	0	—	—	8	0
Total	$303	$(30)	$156	$(68)	$459	$(98)
Number of securities		58		16		74
Number of securities with OTTI		5		6		11

Of the securities in an unrealized loss position for 12 months or more as of March 31, 2013, eight securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of March 31, 2013 was $60 million. The Company has determined that the unrealized losses recorded as of March 31, 2013 are yield related and not the result of OTTI.

The amortized cost and estimated fair value of available-for-sale fixed maturity securities by contractual maturity as of March 31, 2013 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of March 31, 2013

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$152	$153
Due after one year through five years	1,623	1,700
Due after five years through 10 years	2,328	2,527
Due after 10 years	3,576	3,904
Mortgage-backed securities:
RMBS	1,210	1,196
CMBS	474	505
Total	$9,363	$9,985

Under agreements with its cedants and in accordance with statutory requirements, the Company maintains fixed maturity securities in trust accounts for the benefit of reinsured companies, which amounted to $371 million and $368 million as of March 31, 2013 and December 31, 2012, respectively. In addition, to fulfill state licensing requirements the Company has placed on deposit eligible securities of $24 million and $27 million as of March 31, 2013 and December 31, 2012, respectively. To provide collateral for a letter of credit, the Company holds a fixed maturity investment in a segregated account equal to 120% of the letter of credit, which amounted to $3.5 million and $3.5 million as of March 31, 2013 and December 31, 2012, respectively.

Under certain derivative contracts, the Company is required to post eligible securities as collateral. The need to post collateral under these transactions is generally based on fair value assessments in excess of contractual thresholds. The fair value of the Company’s pledged securities totaled $709 million and $660 million as of March 31, 2013 and December 31, 2012, respectively. See Note 8, Financial Guaranty Contracts Accounted for as Credit Derivatives, for the effect of the downgrade on collateral posted.

No material investments of the Company were non-income producing for First Quarter 2013 and 2012, respectively.

Loss Mitigation Assets

One of the Company's strategies for mitigating losses has been to purchase insured securities that have expected losses at discounted prices. The Company may also obtain the obligations referenced in CDS transactions that have triggered the insured's obligation to put these bonds to AGM or AGC.

Loss Mitigation Assets
Carrying Value

	As of March 31, 2013	As of December 31, 2012
	(in millions)
Fixed maturity securities:
Obligations of state and political subdivisions	$35	$35
RMBS	216	215
Asset-backed securities	286	306
Other invested assets:
Assets acquired in refinancing transactions	67	72
Other	25	42
Total	$629	$670

11.	Insurance Company Regulatory Requirements

Dividend Restrictions and Capital Requirements

AGC is a Maryland domiciled insurance company. As of March 31, 2013, the amount available for distribution from AGC during 2013 with notice to, but without prior approval of, the Maryland Commissioner of Insurance under the Maryland insurance law is approximately $91 million.

AGM is a New York domiciled insurance company. Based on AGM’s statutory statements to be filed for First Quarter 2013, the maximum amount available for payment of dividends by AGM without regulatory approval over the 12 months following March 31, 2013, is approximately $186 million.

As of March 31, 2013, AG Re had unencumbered assets of $210 million, representing assets not held in trust for the benefit of cedants and therefore available for other uses. Based on regulatory capital requirements AG Re currently has $617 million of excess capital and surplus. AG Re, as a Class 3B insurer, is restricted from distributing capital or paying dividends by the following regulatory requirements:

•	Dividends shall not exceed outstanding statutory surplus or $440 million.

•
Dividends on annual basis shall not exceed 25% of its total statutory capital and surplus (as set out in its previous years' financial statements ) or $321 million unless it files (at least seven days before payment of such dividends) with the Bermuda Monetary Authority  an affidavit stating that it will continue to meet the required margins.

•
Capital distributions on an annual basis shall not exceed 15% of its total statutory capital (as set out in its previous years' financial statements ) or $127 million, unless approval is granted by the Bermuda Monetary Authority.

•
Dividends are limited by requirements that the subject company must at all times (i) maintain the minimum solvency margin and the Company's applicable enhanced capital requirements required under the Insurance Act of 1978 and (ii) have relevant assets in an amount at least equal to 75% of relevant liabilities, both as defined under the Insurance Act of 1978.

Dividends Paid
By Insurance Company Subsidiaries

	First Quarter
	2013	2012
	(in millions)
Dividends paid by AGC to AGUS	$—	$15
Dividends paid by AGM to AGMH	—	30
Dividends paid by AG Re to AGL	40	30

12.	Income Taxes

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

In conjunction with the acquisition of AGMH on July 1, 2009 ("AGMH Acquisition"), AGMH has joined the consolidated federal tax group of AGUS, AGC, and AG Financial Products Inc. (“AGFP”). In conjunction with the acquisition of Municipal Assurance Corporation ("MAC") (formerly Municipal and Infrastructure Assurance Corporation) on May 31, 2012 (the "MAC Acquisition"), MAC has joined the consolidated federal tax group. For the periods beginning on July 1, 2009 and forward, AGMH files a consolidated federal income tax return with AGUS, AGC, AGFP and AG Analytics Inc. (“AGUS consolidated tax group”). Assured Guaranty Overseas US Holdings Inc. and its subsidiaries AGRO, Assured Guaranty Mortgage Insurance Company and AG Intermediary Inc., have historically filed their own consolidated federal income tax return.

The Company's provision for income taxes for interim financial periods is not based on an estimated annual effective rate due to the variability in fair value of its credit derivatives, which prevents the Company from projecting a reliable estimated annual effective tax rate and pretax income for the full year 2013. A discrete calculation of the provision is calculated for each interim period.

The effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, U.K. subsidiaries taxed at the U.K. blended marginal corporate tax rate of 23.25% unless subject to U.S. tax by election or as a U.S. controlled foreign corporation, and no taxes for the Company’s Bermuda holding company and Bermuda subsidiaries unless subject to U.S. tax by election or as a U.S. controlled foreign corporation. For periods subsequent to April 1, 2013, the U.K. corporation tax rate has been reduced to 23%, for the period April 1, 2012 to April 1, 2013 the U.K. corporation tax rate was 24% resulting in a blended tax rate of 23.25% in 2013 and prior to April 1, 2012, the U.K. corporation rate was 26% resulting in a blended tax rate of 24.5% in 2012. The Company’s overall corporate effective tax rate fluctuates based on the distribution of income across jurisdictions.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at statutory rates in taxable jurisdictions is presented below.

Effective Tax Rate Reconciliation

	First Quarter
	2013	2012
	(in millions)
Expected tax provision (benefit) at statutory rates in taxable jurisdictions	$(48)	$(199)
Tax-exempt interest	(14)	(15)
Change in liability for uncertain tax positions	(8)	0
Other	2	1
Total provision (benefit) for income taxes	$(68)	$(213)
Effective tax rate	31.8%	30.6%

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

The following table presents pretax income and revenue by jurisdiction.

Pretax Income (Loss) by Tax Jurisdiction

	First Quarter
	2013	2012
	(in millions)
United States	$(134)	$(568)
Bermuda	(78)	(128)
UK	0	0
Total	$(212)	$(696)

Revenue by Tax Jurisdiction

	First Quarter
	2013	2012
	(in millions)
United States	$(127)	$(285)
Bermuda	(49)	(77)
UK	0	0
Total	$(176)	$(362)

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

Uncertain Tax Positions

The following table provides a reconciliation of the beginning and ending balances of the total liability for unrecognized tax benefits. The balance of unrecognized tax benefits has been reduced due to the closing of an IRS audit.

	As of March 31, 2013	As of December 31, 2012
	(in millions)
Balance at the beginning of the period	$22	$20
Decrease due to closing of IRS audit	(9)	—
Increase in unrecognized tax benefits as a result of position taken during the current period	1	2
Balance, end of period	$14	$22

The Company's policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2013, the Company has accrued $3 million of interest.

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

13.	Reinsurance and Other Monoline Exposures

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

With respect to a significant portion of the Company’s in-force financial guaranty Assumed Business, based on AG Re's and AGC's current ratings and subject to the terms of each reinsurance agreement, the ceding company may have the right to recapture Assumed Business ceded to AG Re or AGC, respectively, and in most cases, assets representing the statutory unearned premium (net of ceding commissions) and loss reserves (if any), plus in certain cases to receive an additional ceding commission, associated with that business. As of March 31, 2013, AG Re had posted $323 million of collateral in trust accounts for the benefit of third party ceding companies to secure its obligations under its reinsurance agreements, excluding contingency reserves. The equivalent amount for AGC is $143 million; AGC is not required to post collateral. On February 14, 2013, AG Re posted an additional $27 million of collateral due to the January 2013 downgrade by Moody's of its financial strength rating to Baa1. As of March 31, 2013, the amount of additional ceding commission for AG Re was $8 million.

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

Commutations of Ceded Business and cancellations of Assumed Business resulted in gains of $83 million for First Quarter 2012 which were recorded in other income. There were no commutation gains in First Quarter 2013. While certain Ceded Business has been reassumed, the Company still has significant Ceded Business with third parties.

Net Effect of Commutations of Ceded and
Cancellations of Assumed Reinsurance Contracts

	First Quarter
	2013	2012
	(in millions)
Increase (decrease) in net unearned premium reserve	$—	$106
Increase (decrease) in net par outstanding	—	19,073

The following table presents the components of premiums and losses reported in the consolidated statement of operations and the contribution of the Company's Assumed and Ceded Businesses.

Effect of Reinsurance on Statement of Operations

	First Quarter
	2013	2012
	(in millions)
Premiums Written:
Direct	$19	$62
Assumed(1)	(2)	26
Ceded(2)	(2)	87
Net	$15	$175
Premiums Earned:
Direct	$267	$206
Assumed	13	14
Ceded	(32)	(26)
Net	$248	$194
Loss and LAE:
Direct	$(27)	$304
Assumed	(14)	17
Ceded	(7)	(79)
Net	$(48)	$242
____________________

(1)	Negative assumed premiums written were due to changes in expected Debt Service schedules.

(2)	Positive ceded premiums written were due to commutations and changes in expected Debt Service schedules.

Reinsurer Exposure

In addition to assumed and ceded reinsurance arrangements, the Company may also have exposure to some financial guaranty reinsurers (i.e., monolines) in other areas. Second-to-pay insured par outstanding represents transactions the Company has insured that were previously insured by other monolines. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary insurer. Another area of exposure is in the investment portfolio where the Company holds fixed maturity securities that are wrapped by monolines and whose value may decline based on the rating of the monoline. At March 31, 2013, based on fair value, the Company had $596 million of fixed maturity securities in its investment portfolio wrapped by National Public Finance Guarantee Corporation, $499 million by Ambac Assurance Corporation ("Ambac") and $30 million by other guarantors.

Exposure by Reinsurer

	Ratings at		Par Outstanding
	May 9, 2013		As of March 31, 2013
Reinsurer	Moody’s Reinsurer Rating	S&P Reinsurer Rating	Ceded Par Outstanding(1)	Second-to- Pay Insured Par Outstanding	Assumed Par Outstanding
	(dollars in millions)
American Overseas Reinsurance Company Limited (f/k/a Ram Re)	WR(2)	WR	$9,387	$—	$24
Tokio Marine & Nichido Fire Insurance Co., Ltd.	Aa3(3)	AA-(3)	7,938	—	—
Radian Asset Assurance Inc.	Ba1	B+	5,002	42	1,331
Syncora Guarantee Inc.	WR	WR	4,001	1,886	162
Mitsui Sumitomo Insurance Co. Ltd.	A1	A+(3)	2,213	—	—
ACA Financial Guaranty Corp.	NR	WR	819	6	1
Swiss Reinsurance Co.	A1	AA-	426	—	—
Ambac	WR	WR	85	6,669	20,040
CIFG Assurance North America Inc. ("CIFG")	WR	WR	61	255	5,392
MBIA Inc.	(4)	(4)	—	10,616	7,834
Financial Guaranty Insurance Co.	WR	WR	—	3,052	1,932
Other	Various	Various	997	1,935	45
Total			$30,929	$24,461	$36,761
____________________

(1)	Includes $3,720 million in ceded par outstanding related to insured credit derivatives.

(2)    Represents “Withdrawn Rating.”

(3)    The Company has structural collateral agreements satisfying the triple-A credit requirement of S&P and/or Moody’s.

(4)	MBIA Inc. includes various subsidiaries which are rated BB, CCC, WR by S&P and Caa2, B3, Baa2, WR and NR by Moody’s.

Amounts Due (To) From Reinsurers
As of March 31, 2013

	Assumed Premium, net of Commissions	Ceded Premium, net of Commissions	Assumed Expected Loss and LAE	Ceded Expected Loss and LAE
	(in millions)
American Overseas Reinsurance Company Limited	$—	$(11)	$—	$6
Tokio Marine & Nichido Fire Insurance Co., Ltd.	—	(25)	—	30
Radian Asset Assurance Inc.	—	(19)	—	(4)
Syncora Guarantee Inc.	—	(40)	19	1
Mitsui Sumitomo Insurance Co. Ltd.	—	(5)	—	7
Swiss Reinsurance Co.	—	(3)	—	2
Ambac	73	—	(71)	—
CIFG	—	—	—	4
MBIA Inc.	—	—	(17)	—
Financial Guaranty Insurance Co.	8	—	(35)	—
Other	—	(42)	—	—
Total	$81	$(145)	$(104)	$46

14.	Commitments and Contingencies

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

In addition, in the ordinary course of their respective businesses, certain of the Company’s subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods. For example, as described in Note 5, Expected Loss to be Paid "Recovery Litigation", as of the date of this filing, AGC and AGM have filed complaints against certain sponsors and underwriters of RMBS securities that AGC or AGM had insured, alleging, among other claims, that such persons had breached R&W in the transaction documents, failed to cure or repurchase defective loans and/or violated state securities laws. The amounts, if any, the Company will recover in proceedings to recover losses are uncertain, and recoveries, or failure to obtain recoveries, in any one or more of these proceedings during any quarter or year could be material to the Company’s results of operations in that particular quarter or year.

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

Beginning in July 2008, AGM and various other financial guarantors were named in complaints filed in the Superior Court for the State of California, City and County of San Francisco. Since that time, plaintiffs’ counsel has filed amended complaints against AGM and AGC and added additional plaintiffs. As of the date of this filing, the plaintiffs with complaints against AGM and AGC, among other financial guaranty insurers, are: (a) City of Los Angeles, acting by and through the Los Angeles Department of Water and Power; (b) City of Sacramento; (c) City of Los Angeles; (d) City of Oakland; (e) City of Riverside; (f) City of Stockton; (g) County of Alameda; (h) Contra Costa County; (i) County of San Mateo; (j) Los Angeles World Airports; (k) City of Richmond; (l) Redwood City; (m) East Bay Municipal Utility District; (n) Sacramento Suburban Water District; (o) City of San Jose; (p) County of Tulare; (q) The Regents of the University of California; (r) The Redevelopment Agency of the City of Riverside; (s) The Public Financing Authority of the City of Riverside; (t) The Jewish Community Center of San Francisco; (u) The San Jose Redevelopment Agency; (v) The Redevelopment Agency of the City of Stockton; (w) The Public Financing Authority of the City of Stockton; and (x) The Olympic Club. Complaints filed by the City and County of San Francisco and the Sacramento Municipal Utility District were subsequently dismissed as to AGM and AGC. These complaints allege that the financial guaranty insurer defendants (i) participated in a conspiracy in violation of California’s antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and created market demand for municipal bond insurance, (ii) participated in risky financial transactions in other lines of business that damaged each insurer’s financial condition (thereby undermining the value of each of their guaranties), and (iii) failed to adequately disclose the impact of those transactions on their financial condition. In addition to their antitrust claims, various plaintiffs in these actions assert claims for breach of the covenant of good faith and fair dealing, fraud, unjust enrichment, negligence, and negligent misrepresentation. At hearings held in July and October 2011 relating to AGM, AGC and the other defendants’ demurrer, the court overruled the demurrer on the following claims: breach of contract, violation of California’s antitrust statute and of its unfair business practices law, and fraud. The remaining claims were dismissed. On December 2, 2011, AGM, AGC and the other bond insurer defendants filed an anti-SLAPP (“Strategic Lawsuit Against Public Participation”) motion to strike the complaints under California’s Code of Civil Procedure. On May 1, 2012, the court ruled in favor of the bond insurer defendants on the first stage of the anti-SLAPP motion as to the causes of action arising from the alleged conspiracy, but denied the motion as to those causes of action based on transaction specific representations and omissions about the bond insurer defendants’ credit ratings and financial health.  The court held hearings on the second prong of the anti-SLAPP motion on March 21, 2013 and April 22, 2013.  At the March 21, 2013 hearing, the court issued an oral ruling that, under the second prong of the anti-SLAPP motion, there has been no showing of an antitrust act claim against the defendants.  At the April 22, 2013 hearing, the court issued another oral ruling that, under the second prong of the anti-SLAPP motion, plaintiffs had offered sufficient evidence of a claim under California's Unfair Competition Law and denied defendants' motion to strike. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys’ fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss, if any, that may arise from these lawsuits.

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

On November 28, 2011, Lehman Brothers International (Europe) (in administration) (“LBIE”) sued AGFP, an affiliate of AGC which in the past had provided credit protection to counterparties under credit default swaps. AGC acts as the credit support provider of AGFP under these credit default swaps. LBIE’s complaint, which was filed in the Supreme Court of the State of New York, alleged that AGFP improperly terminated nine credit derivative transactions between LBIE and AGFP and improperly calculated the termination payment in connection with the termination of 28 other credit derivative transactions between LBIE and AGFP. With respect to the 28 credit derivative transactions, AGFP calculated that LBIE owes AGFP approximately $25 million, whereas LBIE asserted in the complaint that AGFP owes LBIE a termination payment of approximately $1.4 billion. LBIE is seeking unspecified damages. On February 3, 2012, AGFP filed a motion to dismiss certain of the counts in the complaint, and on March 15, 2013, the court granted AGFP's motion to dismiss the count relating to improper termination of the nine credit derivative transactions and denied AGFP's motion to dismiss the count relating to the remaining transactions. The decision is subject to appeal. The Company cannot reasonably estimate the possible loss, if any, that may arise from this lawsuit.

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

Five of these cases named both AGMH and AGM: (a) Hinds County, Mississippi v. Wachovia Bank, N.A.; (b) Fairfax County, Virginia v. Wachovia Bank, N.A.; (c) Central Bucks School District, Pennsylvania v. Wachovia Bank, N.A.; (d) Mayor and City Council of Baltimore, Maryland v. Wachovia Bank, N.A.; and (e) Washington County, Tennessee v. Wachovia Bank, N.A. In April 2009, the MDL 1950 court granted the defendants’ motion to dismiss on the federal claims, but granted leave for the plaintiffs to file a second amended complaint. In June 2009, interim lead plaintiffs’ counsel filed a Second Consolidated Amended Class Action Complaint; although the Second Consolidated Amended Class Action Complaint currently describes some of AGMH’s and AGM’s activities, it does not name those entities as defendants. In March 2010, the MDL 1950 court denied the named defendants’ motions to dismiss the Second Consolidated Amended Class Action Complaint. In March 2013, the putative class plaintiffs served a Third Consolidated Amended Class Action Complaint that does not list AGMH or AGM. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys’ fees and other costs. The Company cannot reasonably estimate the possible loss, if any, or range of loss that may arise from these lawsuits.

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

15.	Long-Term Debt and Credit Facilities

The principal and carrying values of the Company’s long-term debt are presented in the table below.

Principal and Carrying Amounts of Debt

	As of March 31, 2013		As of December 31, 2012
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS:
7.0% Senior Notes	$200	$198	$200	$197
Series A Enhanced Junior Subordinated Debentures	150	150	150	150
Total AGUS	350	348	350	347
AGMH:
67/8% QUIBS	100	68	100	68
6.25% Notes	230	137	230	137
5.60% Notes	100	54	100	54
Junior Subordinated Debentures	300	165	300	164
Total AGMH	730	424	730	423
AGM:
Notes Payable	55	60	61	66
Total AGM	55	60	61	66
Total	$1,135	$832	$1,141	$836

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

As a result of the January 2013 Moody's downgrade of AGM, all the leveraged lease transactions in which AGM acts as strip coverage provider are currently breaching a ratings trigger related to AGM. If early termination of the leases were to occur and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $1.7 billion as of March 31, 2013. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM guaranty. It is difficult to determine the probability that the Company will have to pay strip provider claims or the likely aggregate amount of such claims. At March 31, 2013, approximately $947 million of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

On July 1, 2009, AGM and DCL, acting through its New York Branch (“Dexia Crédit Local (NY)”), entered into a credit facility (the “Strip Coverage Facility”). Under the Strip Coverage Facility, Dexia Crédit Local (NY) agreed to make loans to AGM to finance all draws made by lessors on AGM strip policies that were outstanding as of November 13, 2008, up to the commitment amount. The commitment amount of the Strip Coverage Facility was $1 billion at closing of the AGMH Acquisition but is scheduled to amortize over time. As of March 31, 2013, the maximum commitment amount of the Strip Coverage Facility has amortized to $987 million. It may also be reduced in 2014 to $750 million, if AGM does not have a specified consolidated net worth at that time.

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

The Strip Coverage Facility’s financial covenants require that AGM and its subsidiaries maintain a maximum debt-to-capital ratio of 30% and maintain a minimum net worth of 75% of consolidated net worth as of July 1, 2009, plus, starting July 1, 2014, (i) 25% of the aggregate consolidated net income (or loss) for the period beginning July 1, 2009 and ending on June 30, 2014 or, (2) zero, if the commitment amount has been reduced to $750 million as described above. The Company is in compliance with all financial covenants as of March 31, 2013.

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

As of March 31, 2013, no amounts were outstanding under this facility, nor have there been any borrowings during the life of this facility.

Limited Recourse Credit Facilities

AG Re Credit Facility

AG Re had a $200 million limited recourse credit facility for the payment of losses in respect of cumulative municipal losses (net of any recoveries) in excess of the greater of $260 million or the average annual Debt Service of the covered portfolio multiplied by 4.5%. The obligation to repay loans under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. AG Re terminated this credit facility effective March 5, 2013.

Letters of Credit

AGC entered into a letter of credit agreement in December 2011 with Bank of New York Mellon totaling approximately $2.9 million in connection with a 2008 lease for office space, which space was subsequently sublet. As of March 31, 2013, $2.9 million was outstanding under this letter of credit. This letter of credit expires in November 2013.

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

In June 2003, $200 million of “AGM CPS Securities”, money market preferred trust securities, were issued by trusts created for the primary purpose of issuing the AGM CPS Securities, investing the proceeds in high-quality commercial paper and selling put options to AGM, allowing AGM to issue the trusts non-cumulative redeemable perpetual preferred stock (the “AGM Preferred Stock”) of AGM in exchange for cash. There are four trusts, each with an initial aggregate face amount of $50 million. These trusts hold auctions every 28 days, at which time investors submit bid orders to purchase AGM CPS Securities. If AGM were to exercise a put option, the applicable trust would transfer the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, to AGM in exchange for AGM Preferred Stock. AGM pays a floating put premium to the trusts, which represents the difference between the commercial paper yield and the winning auction rate (plus all fees and expenses of the trust). If an auction does not attract sufficient clearing bids, however, the auction rate is subject to a maximum rate of one-month LIBOR plus 200 basis points for the next succeeding distribution period. Beginning in August 2007, the AGM CPS Securities required the maximum rate for each of the relevant trusts. AGM continues to have the ability to exercise its put option and cause the related trusts to purchase AGM Preferred Stock. The trusts provide AGM access to new capital at its sole discretion through the exercise of the put options. As of March 31, 2013 the put option had not been exercised. The Company does not consider itself to be the primary beneficiary of the trusts. See Note 7, Fair Value Measurement, –Other Assets–Committed Capital Securities, for a fair value measurement discussion.

16.	Earnings Per Share

Computation of Earnings Per Share

	First Quarter
	2013	2012
	(in millions, except per share amounts)
Basic earnings per share ("EPS"):
Net income (loss) attributable to AGL	$(144)	$(483)
Less: Distributed and undistributed income (loss) available to nonvested shareholders	0	0
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$(144)	$(483)
Basic shares	193.9	182.4
Basic EPS	$(0.74)	$(2.65)

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$(144)	$(483)
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	—	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$(144)	$(483)

Basic shares	193.9	182.4
Effect of dilutive securities:
Options and restricted stock awards	—	—
Equity units	—	—
Diluted shares	193.9	182.4
Diluted EPS	$(0.74)	$(2.65)
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	5.1	18.7

17.	Other Comprehensive Income

The following tables present the changes in the balances of each component of accumulated other comprehensive income and the effect of significant reclassifications out of AOCI on the respective line items in net income.

Changes in Accumulated Other Comprehensive Income by Component
First Quarter 2013

	Net Unrealized Gains (Losses) on Investments with no OTTI	Net Unrealized Gains (Losses) on Investments with OTTI	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2012	$517	$(5)	$(6)	$9	$515
Other comprehensive income (loss) before reclassifications	(50)	(16)	(5)	—	(71)
Amounts reclassified from AOCI to:
Other net realized investment gains (losses)	(1)	6	—	—	5
Interest expense	—	—	—	0	—
Total before tax	(1)	6	—	0	5
Tax (provision) benefit	—	(2)	—	0	(2)
Total amounts reclassified from AOCI, net of tax	(1)	4	—	0	3
Net current period other comprehensive income	(51)	(12)	(5)	0	(68)
Balance, March 31, 2013	$466	$(17)	$(11)	$9	$447

First Quarter 2012

	Net Unrealized Gains (Losses) on Investments with no OTTI	Net Unrealized Gains (Losses) on Investments with OTTI	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2011	$365	$2	$(8)	$9	$368
Other comprehensive income (loss)	43	(14)	2	0	31
Balance, March 31, 2012	$408	$(12)	$(6)	$9	$399

18.	Subsidiary Information

The following tables present the condensed consolidating financial information for AGUS and AGMH, wholly-owned subsidiaries of AGL, which have issued publicly traded debt securities (see Note 15, Long-Term Debt and Credit Facilities) as of March 31, 2013 and December 31, 2012 and for First Quarter 2013 and 2012. The information for AGUS and AGMH presents its subsidiaries on the equity method of accounting.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2013
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$212	$15	$48	$11,012	$(300)	$10,987
Investment in subsidiaries	4,487	3,826	3,326	—	(11,639)	—
Premiums receivable, net of ceding commissions payable	—	—	—	1,091	(135)	956
Ceded unearned premium reserve	—	—	—	1,494	(959)	535
Deferred acquisition costs	—	—	—	185	(69)	116
Reinsurance recoverable on unpaid losses	—	—	—	205	(149)	56
Credit derivative assets	—	—	—	640	(515)	125
Deferred tax asset, net	—	48	(93)	943	(26)	872
Intercompany receivable	—	—	—	173	(173)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	2,813	—	2,813
Other	31	2	10	961	(165)	839
TOTAL ASSETS	$4,730	$3,891	$3,291	$19,517	$(14,130)	$17,299
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$5,913	$(931)	$4,982
Loss and LAE reserve	—	—	—	698	(166)	532
Long-term debt	—	348	424	60	—	832
Intercompany payable	—	173	—	300	(473)	—
Credit derivative liabilities	—	—	—	3,033	(515)	2,518
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	3,178	—	3,178
Other	6	(16)	1	838	(296)	533
TOTAL LIABILITIES	6	505	425	14,020	(2,381)	12,575
TOTAL SHAREHOLDERS’ EQUITY	4,724	3,386	2,866	5,497	(11,749)	4,724
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,730	$3,891	$3,291	$19,517	$(14,130)	$17,299

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2012
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$245	$15	$30	$11,233	$(300)	$11,223
Investment in subsidiaries	4,734	3,958	3,225	3,524	(15,441)	—
Premiums receivable, net of ceding commissions payable	—	—	—	1,147	(142)	1,005
Ceded unearned premium reserve	—	—	—	1,550	(989)	561
Deferred acquisition costs	—	—	—	190	(74)	116
Reinsurance recoverable on unpaid losses	—	—	—	223	(165)	58
Credit derivative assets	—	—	—	553	(412)	141
Deferred tax asset, net	—	48	(94)	789	(22)	721
Intercompany receivable	—	—	—	173	(173)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	2,688	—	2,688
Other	23	29	26	816	(165)	729
TOTAL ASSETS	$5,002	$4,050	$3,187	$22,886	$(17,883)	$17,242
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$6,168	$(961)	$5,207
Loss and LAE reserve	—	—	—	778	(177)	601
Long-term debt	—	347	423	66	—	836
Intercompany payable	—	173	—	300	(473)	—
Credit derivative liabilities	—	—	—	2,346	(412)	1,934
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	3,141	—	3,141
Other	8	6	15	803	(303)	529
TOTAL LIABILITIES	8	526	438	13,602	(2,326)	12,248
TOTAL SHAREHOLDERS’ EQUITY	4,994	3,524	2,749	9,284	(15,557)	4,994
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,002	$4,050	$3,187	$22,886	$(17,883)	$17,242

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$246	$2	$248
Net investment income	0	0	0	99	(5)	94
Net realized investment gains (losses)	0	—	0	28	—	28
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	18	—	18
Net unrealized gains (losses)	—	—	—	(610)	—	(610)
Net change in fair value of credit derivatives	—	—	—	(592)	—	(592)
Equity in earnings of subsidiaries	(139)	(82)	162	—	59	—
Other	—	—	—	47	(1)	46
TOTAL REVENUES	(139)	(82)	162	(172)	55	(176)
EXPENSES
Loss and LAE	—	—	—	(44)	(4)	(48)
Amortization of deferred acquisition costs	—	—	—	8	(5)	3
Interest expense	—	7	13	6	(5)	21
Other operating expenses	5	0	—	58	(3)	60
TOTAL EXPENSES	5	7	13	28	(17)	36
INCOME (LOSS) BEFORE INCOME TAXES	(144)	(89)	149	(200)	72	(212)
Total provision (benefit) for income taxes	—	(3)	(5)	(65)	5	(68)
NET INCOME (LOSS)	$(144)	$(86)	$154	$(135)	$67	$(144)

COMPREHENSIVE INCOME (LOSS)	$(212)	$(137)	$117	$(253)	$273	$(212)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$189	$5	$194
Net investment income	—	—	0	101	(3)	98
Net realized investment gains (losses)	—	—	—	1	—	1
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	(57)	—	(57)
Net unrealized gains (losses)	—	—	—	(634)	—	(634)
Net change in fair value of credit derivatives	—	—	—	(691)	—	(691)
Equity in earnings of subsidiaries	(476)	(353)	(7)	(360)	1,196	—
Other	—	—	—	36	—	36
TOTAL REVENUES	(476)	(353)	(7)	(724)	1,198	(362)
EXPENSES
Loss and LAE	—	—	—	244	(2)	242
Amortization of deferred acquisition costs	—	—	—	9	(4)	5
Interest expense	—	10	13	5	(3)	25
Other operating expenses	7	1	—	55	(1)	62
TOTAL EXPENSES	7	11	13	313	(10)	334
INCOME (LOSS) BEFORE INCOME TAXES	(483)	(364)	(20)	(1,037)	1,208	(696)
Total provision (benefit) for income taxes	—	(4)	(12)	(208)	11	(213)
NET INCOME (LOSS)	$(483)	$(360)	$(8)	$(829)	$1,197	$(483)

COMPREHENSIVE INCOME (LOSS)	$(452)	$(335)	$9	$(773)	$1,099	$(452)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$36	$1	$(6)	$(5)	$(40)	$(14)
Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(1)	—	(509)	—	(510)
Sales	40	—	7	136	—	183
Maturities	18	—	1	264	—	283
Sales (purchases) of short-term investments, net	(34)	—	(27)	149	—	88
Net proceeds from financial guaranty variable entities’ assets	—	—	—	138	—	138
Investment in subsidiary	—	—	25	—	(25)	—
Other	—	—	—	55	—	55
Net cash flows provided by (used in) investing activities	24	(1)	6	233	(25)	237
Cash flows from financing activities
Return of capital	—	—	—	(25)	25	—
Dividends paid	(19)	—	—	(40)	40	(19)
Repurchases of common stock	(39)	—	—	—	—	(39)
Share activity under option and incentive plans	(2)	—	—	—	—	(2)
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(167)	—	(167)
Payment of long-term debt	—	—	—	(6)	—	(6)
Net cash flows provided by (used in) financing activities	(60)	—	—	(238)	65	(233)
Effect of exchange rate changes	—	—	—	(3)	—	(3)
Increase (decrease) in cash	—	—	—	(13)	—	(13)
Cash at beginning of period	—	13	0	125	—	138
Cash at end of period	$—	$13	$0	$112	$—	$125

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$29	$(68)	$37	$182	$(105)	$75
Cash flows from investing activities
Fixed maturity securities:
Purchases	—	—	(11)	(372)	—	(383)
Sales	—	—	—	189	—	189
Maturities	—	—	1	252	—	253
Sales (purchases) of short-term investments, net	(10)	27	3	(163)	—	(143)
Net proceeds from financial guaranty variable entities’ assets	—	—	—	138	—	138
Other	—	—	—	53	—	53
Net cash flows provided by (used in) investing activities	(10)	27	(7)	97	—	107
Cash flows from financing activities
Dividends paid	(16)	—	(30)	(75)	105	(16)
Share activity under option and incentive plans	(3)	—	—	—	—	(3)
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(193)	—	(193)
Payment of long-term debt	—	—	—	(5)	—	(5)
Net cash flows provided by (used in) financing activities	(19)	—	(30)	(273)	105	(217)
Effect of exchange rate changes	—	—	—	2	—	2
Increase (decrease) in cash	—	(41)	—	8	—	(33)
Cash at beginning of period	0	72	—	143	—	215
Cash at end of period	$0	$31	$—	$151	$—	$182

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

·                  developments in the world’s financial and capital markets, including changes in interest and foreign exchange rates, that adversely affect the demand for the Company's insurance, issuers’ payment rates, Assured Guaranty’s loss experience, its exposure to refinancing risk in transactions (which could result in substantial liquidity claims on its guarantees), its access to capital, its unrealized (losses) gains on derivative financial instruments or its investment returns;

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

Executive Summary

This executive summary of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Quarterly Report. For a more detailed description of events, trends and uncertainties, as well as the capital, liquidity, credit, operational and market risks and the critical accounting policies and estimates affecting the Company, this Quarterly Report should be read in its entirety and in addition to Assured Guaranty's 2012 Annual Report on Form 10-K.

Economic Environment

The Company continued to be the most active provider of financial guaranty insurance in the three-month period ended March 31, 2013 ("First Quarter 2013") as a result of its financial strength and its ability to attract investors through its default protection, credit selection, underwriting and surveillance. All of the Company’s former financial guaranty competitors have had their financial strength ratings downgraded by rating agencies to below investment grade levels or are no longer rated, severely impairing their ability to underwrite new business. Only two other industry participants have investment grade financial strength ratings today: National Public Finance Guarantee Corporation, which has been involved in litigation challenging its separation from MBIA Insurance Corporation and appears not to have financial strength ratings adequate to issue new financial guaranty policies on public finance obligations, and Build America Mutual Assurance Company, which is a new entrant to the industry that commenced operations during 2012 and significantly increased its business during First Quarter 2013. Business conditions have been difficult for the entire financial guaranty insurance industry since mid-2007, and the Company continues to face challenges in maintaining its market penetration today. The industry's ability to generate new business in the current environment of ultra-low interest rates and tight credit spreads is constrained. These conditions suppress demand for bond insurance as the potential savings for issuers are diminished and some investors prefer to forgo insurance in favor of greater yield. However, the Company believes this indicates high potential for growth in insured penetration once interest rates rise and credit spreads widen. The Company cannot assure whether or when these changes will occur.

The overall economic environment in the U.S. has improved over the last few years and indicators such as lower delinquency rates and more stable housing prices point toward improvement in the housing market. However, unemployment rates remain too high for a robust general economic recovery and the economy has not yet experienced the full economic impact of the recent Federal budget sequestration mandated by congressional legislation.

Municipal credits have experienced budgetary stress since the recent credit crisis and the ensuing recession, compounded in many cases by significant unfunded pension and retiree health care liabilities. While revenues at the state level have been rebounding in general, many local governments have continued to face structural deficits as a result of the decline in property taxes. Although the vast majority of municipalities have been taking steps to address their fiscal challenges, a small number have sought bankruptcy protection. This is an area of law that has not been tested due to the relatively low frequency of such cases. The Company has been active with respect to the municipal bankruptcy cases involving Jefferson County, Alabama and the City of Stockton, California. It has also been closely monitoring legal proceedings in other municipal bankruptcy cases in various states. In addition, the Company has been involved with efforts of the city receiver for the City of Harrisburg,

Pennsylvania to develop and implement a fiscal recovery plan for the city. The publicity surrounding high-profile defaults, especially those few where bond insurers are paying claims, provides evidence of the value of bond insurance, which we believe may stimulate demand, especially at the retail level.

In the international arena, troubled Eurozone countries continue to be a source of stress in global equity and debt markets. Following the 2011 restructuring of the sovereign debt of Greece, debt costs in Portugal, Spain and Italy remain elevated, although they have declined substantially since the announcement on August 2, 2012 by the European Central Bank that it would undertake outright monetary transactions in support of Eurozone sovereign bonds. Successful execution of structural reforms is necessary to avert further fiscal stress in those and other European Union ("EU") countries. Fiscal austerity programs initiated to address the problems have constrained economic growth and may cause recession. The rating agencies have downgraded many European sovereign credits within the past year. The Company’s exposure to troubled Eurozone countries is described in “—Results of Operations—Consolidated Results of Operations—Losses in the Insured Portfolio” and “—Insured Portfolio—Selected European Exposures.”

The current economic environment has had a significant negative impact on the demand by investors for financial guaranty policies, and it is uncertain when or if demand for financial guaranties will return to their pre-credit crisis level. In particular, there has been limited new issue activity and also limited demand for financial guaranties in both the global structured finance and international infrastructure finance markets for several years. The Company expects that global structured finance and international infrastructure opportunities will increase in the future as the global economy recovers, issuers return to the capital markets for financings and institutional investors again utilize financial guaranties, although the Company cannot assure that this will occur.

In First Quarter 2013, the Company continued to be affected by a negative perception of financial guaranty insurers arising from the financial distress suffered by other companies in the industry during the financial crisis.  On January 17, 2013, after a ten month review, Moody’s Investor Services, Inc. ("Moody's") assigned the following lower financial strength ratings: A2 (Stable) for Assured Guaranty Municipal Corp. ("AGM"), A3 (Stable) for Assured Guaranty Corp. ("AGC"), and Baa1 (Stable) for Assured Guaranty Re Ltd. ("AG Re"). The Company believes the Moody's rating action during First Quarter 2013 caused an interruption in demand for its municipal bond insurance as the market evaluated the action's implications. Historically, production has decreased in the periods immediately before and after an unfavorable rating agency action but subsequently increased from those lower levels.

In a sign that the impact of the Moody's downgrade is limited, AGC's and AGM's credit spreads tightened 41% and 29%, respectively, during First Quarter 2013. By May 7, 2013, AGC's credit spread was 54% tighter than at year-end 2012, and AGM's was 43% tighter. Credit spreads reflect the risk that investors perceive in the Company, among other factors. The higher the Company's credit spread, the lower the benefit of the Company's guaranty is to certain investors. If investors view the Company as being only marginally less risky, or perhaps even as risky, as the uninsured security, the coupon on a security insured by the Company may not be much lower, or may be the same as, an uninsured security offered by the same issuer. Accordingly, issuers may be unwilling to pay a premium for the Company to insure their securities if the insurance does not lower the costs of issuance. Although high compared with their pre-2007 levels, both AGC's and AGM's credit spreads were less than 12% of their March 2009 peaks as of March 31, 2013.

Financial Performance of Assured Guaranty

 Financial Results

	First Quarter
	2013	2012
	(in millions, except per share amounts)
Selected income statement data
Net earned premiums	$248	$194
Net investment income	94	98
Realized gains (losses) and other settlements on credit derivatives	18	(57)
Net unrealized gains (losses) on credit derivatives	(610)	(634)
Fair value gains (losses) on financial guaranty variable interest entities	70	(41)
Loss and loss adjustment (expenses) benefit	48	(242)
Other operating expenses	(60)	(62)
Net income (loss)	(144)	(483)
Diluted loss per share	$(0.74)	$(2.65)
Selected non-GAAP measures(1)
Operating income	$260	$71
Operating income per share	$1.34	$0.38
Present value of new business production (“PVP”)	$18	$56
____________________

(1)	Please refer to “—Non-GAAP Financial Measures.”

Net Income (Loss)

There are several primary drivers of volatility in reported net income or loss that are not necessarily indicative of credit impairment or improvement, or ultimate economic gains or losses: changes in credit spreads of insured credit derivative obligations and financial guaranty variable interest entities' ("FG VIEs") assets and liabilities, changes in the Company's own credit spreads, and changes in risk-free rates used to discount expected losses. Changes in credit spreads have the most significant effect on changes in fair value of credit derivatives and FG VIE assets and liabilities. In addition to these factors, changes in expected losses, the timing of refundings and terminations, realized gains and losses on the investment portfolio (including other-than-temporary impairments), the effects of large settlements or transactions, and the effects of the Company's various loss mitigation strategies, among other factors, may also have a significant effect on reported net income or loss in a given reporting period.
Net loss for First Quarter 2013 was $144 million compared to net loss of $483 million in the three-month period ended March 31, 2012 ("First Quarter 2012"). The decrease in net loss was due primarily to higher net earned premiums, lower loss and loss adjustment expenses, and lower net change in fair value of credit derivatives, partially offset by the decrease in other income as a result of commutations that occurred in First Quarter 2012. Net earned premiums increased in First Quarter 2013 due to higher accelerations, offset in part by scheduled amortization of the insured portfolio. Loss and loss adjustment expenses were lower in First Quarter 2013 due primarily to the effect of the UBS agreement that was reached in First Quarter 2013 and the recording of a loss of Greek sovereign exposures in First Quarter 2012. Other income in First Quarter 2012 included commutation gains recognized on previously ceded reinsurance contracts from Radian Asset Assurance Inc. ("Radian") and Tokio Marine & Nichido Fire Insurance Co., Ltd. ("Tokio"), which did not recur in First Quarter 2013

Non-GAAP Financial Measures

Non-GAAP operating income in First Quarter 2013 was $260 million, compared with $71 million in 2012. The increase in operating income was primarily driven by lower losses and higher net earned premiums, partially offset by the decrease in other income, as indicated above. The increase in pretax operating income in U.S. taxable jurisdictions resulted in a higher effective tax rate in First Quarter 2013.

Adjusted book value per share was $47.92 as of March 31, 2013 as compared to $47.17 per share as of December 31, 2012. Adjusted book value and adjusted book value per share increased due primarily to the benefit of the UBS Agreement and the share repurchases in First Quarter 2013.

See "–Non-GAAP Financial Measures" for a description of these non-GAAP financial measures.

Key Business Strategies

The Company has been focused on loss mitigation, new business development and commutations and capital improvement strategies. In addition, on May 31, 2012, the Company acquired Municipal and Infrastructure Assurance Corporation, which it has renamed Municipal Assurance Corporation ("MAC"), from Radian. MAC is licensed to provide financial guaranty insurance and reinsurance in 38 U.S. jurisdictions including the District of Columbia. In January 2013, the Company announced its intention to launch MAC as a new financial guaranty insurer that provides insurance only on debt obligations in the U.S. public finance markets, in order to increase the Company's insurance penetration in such market.

Loss Mitigation

The Company continued its risk remediation strategies in 2013, which lowered losses and improved rating agency capital. In an effort to recover U.S. residential mortgage-backed security ("RMBS") losses the Company experienced in its insured U.S. RMBS portfolio resulting from breaches of representations and warranties ("R&W"), the Company has pursued R&W providers by enforcing R&W provisions in contracts, negotiating agreements with R&W providers relating to those provisions and, where indicated, initiating litigation against R&W providers. On May 6, 2013, the Company entered into the UBS Agreement to settle R&W claims with UBS for a cash payment of $358 million plus 85% of future losses on certain transactions under a loss-sharing agreement. In the proceeding AGM brought against Flagstar Bank in the United States District Court for the Southern District of New York, the court granted judgment in favor of AGM in February 2013 on its claims for breach of contract plus contractual interest and attorneys' fees and costs to be determined. On April 1, 2013, the court issued a final judgment awarding AGM damages of $90.7 million and pre-judgment interest of $15.9 million, for a total of $106.5 million. The court deferred ruling on AGM's requests for attorneys' fees and expenses until the resolution of Flagstar's appeal. On April 10, 2013, Flagstar filed a notice of appeal indicating that it appeals both the February 5, 2013 order and the April 1, 2013 final judgment. See Note 5, Expected Loss to be Paid, of the Financial Statements, for a discussion of R&W settlements and judgments.

All together these efforts have resulted in the Company causing R&W providers to pay or agree to pay $3.4 billion (gross of reinsurance) in respect of R&W. The Company believes these results, including settlement agreements and trial decisions, are significant and will help it as it continues to pursue R&W providers for U.S. RMBS transactions it has insured. The Company continues to enforce contractual provisions and pursue litigation and is in discussions with other R&W providers regarding potential agreements. See “Recovery Litigation” in Note 5, Expected Loss to be Paid, of the Financial Statements, for a discussion of the litigation proceedings the Company has initiated against other R&W providers.

The Company is also continuing to purchase attractively priced below-investment-grade ("BIG") obligations that it insured. These purchases resulted in a reduction to net expected loss to be paid of $557 million as of March 31, 2013. As of March 31, 2013, the fair value of assets purchased or obtained for loss mitigation purposes (excluding the value of the Company's insurance) was $634 million, with a par of $1,835 million (including bonds related to FG VIEs of $97 million in fair value and $706 million in par).

The quality of servicing of the mortgage loans underlying an RMBS transaction influences collateral performance and ultimately the amount (if any) of the Company's insured losses. The Company has established a group to mitigate RMBS losses by influencing mortgage servicing, including, if possible, causing the transfer of servicing or establishing special servicing arrangements. “Special servicing” is an industry term referencing more intense servicing applied to delinquent loans aimed at mitigating losses. Special servicing arrangements provide incentives to a servicer to achieve better performance on the mortgage loans it services. As a result of the Company’s efforts, as of March 31, 2013, the servicing of approximately $3.0 billion of mortgage loans had been transferred to a new servicer and another $1.7 billion of mortgage loans were subject to special servicing arrangements. The March 31, 2013 net insured par of the transactions subject to a servicing transfer was $2.6 billion and the net insured par of the transactions subject to a special servicing arrangement was $0.9 billion.

New Business Production and Commutations

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

U.S. Municipal Market Data
Based on Sale Date

	First Quarter 2013		Year Ended December 31, 2012
	Par	Number of issues	Par	Number of issues
	(dollars in billions, except number of issues)
New municipal bonds issued	$2.1	261	$366.7	12,544
Insured by AGC and AGM(1)	1.2	129	13.2	1,157
____________________

(1)	Represents 54.9% for First Quarter 2013 and 99.8% for 2012 of market share of bonds, based on par issued with insurance.

Penetration Rates for the
U.S. Municipal Market

	First Quarter		Year Ended December 31,
	2013	2012	2012
Market penetration par	2.6%	4.7%	3.6%
Market penetration based on number of issues	9.4	11.9	9.2
% of single A par sold	7.9	18.2	11.9
% of single A transactions sold	29.0	36.6	29.5
% of under $25 million par sold	10.8	14.9	11.7
% of under $25 million transactions sold	11.1	13.6	10.3

New Business Production

	First Quarter
	2013	2012
	(in millions)
PVP (1):
Public Finance—U.S.
Assumed from Radian (2)	$—	$22
Direct	16	30
Structured Finance—U.S.	2	4
Total PVP	$18	$56
Gross Par Written:
Public Finance—U.S.
Assumed from Radian	$—	$1,797
Direct	1,580	3,046
Structured Finance—U.S.	14	38
Total gross par written	$1,594	$4,881
____________________

(1)
PVP represents the present value of estimated future earnings primarily on new financial guaranty contracts written in the period, before consideration of cessions to reinsurers. See “—Non-GAAP Measures—PVP or Present Value of New Business Production.”

(2)	Represents assumed public finance business from Radian, the Company's first third party assumed reinsurance treaty written since 2009.

U.S. public finance PVP and gross par written have declined over the past two years as a result of record-low bond yields on new issuances, tight credit spreads and uncertainty over financial strength ratings of Assured Guaranty. However, the Company's First Quarter 2013 U.S. public finance premium rates were consistent by sector with rates in First Quarter 2012 and the average rating of gross par written has remained in the Single-A category.

The Company continues to evaluate opportunities for commutations of previously ceded books of business similar to the agreements reached in the First Quarter 2012 with Radian and Tokio.

Capital Improvement Strategies

In order to reduce leverage and possibly, rating agency capital charges, the Company has mutually agreed with beneficiaries to terminate selected financial guaranty insurance and credit derivative contracts. In particular, the Company has targeted investment grade securities for which claims are not expected but which carry a disproportionate rating agency capital charge. The Company terminated $1.6 billion in net par in First Quarter 2013 and $0.2 billion in net par in First Quarter 2012.
Share Repurchase Program

On May 8, 2013, the Company's board of directors authorized an additional $115 million of repurchases of the Company’s common shares, adding to the January 2013 authorization of $200 million and bringing the total authorization in 2013 to $315 million, of which the Company had repurchased a total of 5.6 million shares for approximately $115 million at an average price of $20.29 per share from March 5, 2013 through May 6, 2013.

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

An understanding of the Company’s accounting policies for these items is of critical importance to understanding its consolidated financial statements. See Part II, Item 8. “Financial Statements and Supplementary Data” of the Company's Annual Report on Form 10-K for a discussion of significant accounting policies and fair value methodologies. The following discussion of the results of operations includes information regarding the estimates and assumptions used for these items and should be read in conjunction with the notes to the Company’s consolidated financial statements.

Consolidated Results of Operations

Consolidated Results of Operations

	First Quarter
	2013	2012
	(in millions)
Revenues:
Net earned premiums	$248	$194
Net investment income	94	98
Net realized investment gains (losses)	28	1
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	18	(57)
Net unrealized gains	(610)	(634)
Net change in fair value of credit derivatives	(592)	(691)
Fair value gains (losses) on committed capital securities ("CCS")	(10)	(14)
Fair value gains (losses) on FG VIEs	70	(41)
Other income	(14)	91
Total revenues	(176)	(362)
Expenses:
Loss and loss adjustment expenses ("LAE")	(48)	242
Amortization of deferred acquisition costs	3	5
Interest expense	21	25
Other operating expenses	60	62
Total expenses	36	334
Income (loss) before provision for income taxes	(212)	(696)
Provision (benefit) for income taxes	(68)	(213)
Net income (loss)	$(144)	$(483)

Net Earned Premiums

Net earned premiums are recognized over the remaining contractual lives, or in the case of homogeneous pools of insured obligations, the remaining expected lives, of financial guaranty insurance contracts.

Net Earned Premiums

	First Quarter
	2013	2012
	(in millions)
Financial guaranty:
Public finance		—
Scheduled net earned premiums and accretion	$77	$83
Accelerations(1)	66	37
Total public finance	143	120
Structured finance(2)
Scheduled net earned premiums and accretion	58	74
Accelerations(1)	47	—
Total structured finance	105	74
Total net earned premiums	$248	$194
____________________

(1)	Reflects the unscheduled refunding or early termination of underlying insured obligations.

(2)	Excludes $18 million and $17 million for First Quarter 2013 and 2012, respectively, related to consolidated FG VIEs.

Net earned premiums increased in First Quarter 2013 compared with First Quarter 2012, primarily due to increase in accelerations, offset in part by the decline in scheduled net earned premium corresponding to the decline in the par outstanding, particularly in the structured finance insured portfolio. At March 31, 2013, $4.5 billion of net deferred premium revenue remained to be earned over the life of the insurance contracts. Due to the scheduled amortization of deferred premium revenue, which includes acquisition accounting adjustments, scheduled net earned premiums are expected to decrease each year unless replaced by new business or the Company reassumes previously ceded business.

Net Investment Income

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets. Income earned on the general portfolio excluding loss mitigation bonds declined due to a lower fixed maturity balance and lower reinvestment rates. The overall pre-tax book yield was 3.85% at March 31, 2013 and 3.96% at March 31, 2012, respectively. Excluding bonds purchased or obtained for loss mitigation purposes, pre-tax yield was 3.47% as of March 31, 2013 compared with 3.57% as of March 31, 2012.

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses). OTTI included below was primarily attributable to mortgage-backed securities that were acquired for loss mitigation purposes. See Note 10, Investments and Cash, of the Financial Statements.

Net Realized Investment Gains (Losses)(1)

	First Quarter
	2013	2012
	(in millions)
Realized investment gains (losses) on sales of investments	$33	$6
OTTl	(5)	(5)
Net realized investment gains (losses)	$28	$1
____________________

(1)	Net realized investment gains (losses) exclude $1 million OTTI for First Quarter 2013 and $1 million OTTI for First Quarter 2012 related to consolidated FG VIEs.

The increase in realized investment gains in First Quarter 2013 was primarily due to the gains on sales certain other invested assets.

Other Income

Other income is comprised of recurring items such as foreign exchange remeasurement gains and losses, ancillary fees on financial guaranty policies such as commitment, consent and processing fees, and other revenue items on financial guaranty insurance and reinsurance contracts such as commutation gains on re-assumptions of previously ceded business.

Other Income

	First Quarter
	2013	2012
	(in millions)
Foreign exchange gain (loss) on remeasurement of premium receivable and loss reserves	$(16)	$10
Commutation gains (losses)	—	83
Other	2	(2)
Total other income	$(14)	$91

In First Quarter 2012, the Company reassumed two large previously ceded reinsurance contracts from Radian and Tokio in exchange for a cash payment to the Company of $210 million. These two transactions represented $19.1 billion in par and $106 million in related unearned premium reserve. There was no reassumption of any previously ceded reinsurance in First Quarter 2013.

Losses in the Insured Portfolio

The insured portfolio includes policies accounted for under three separate accounting models depending on the characteristics of the contract and the Company’s control rights. Please refer to Note 5, Expected Loss to be Paid, of the Financial Statements, for a discussion of the assumptions and methodologies used in calculating the expected loss to be paid for all contracts. See the following in Item 1, Financial Statements:

•Notes 4 and 6 for financial guaranty insurance;
•Note 7 for fair value methodologies for credit derivatives and FG VIE assets and liabilities;
•Note 8 for financial guaranty contracts accounted for credit derivatives; and
•Note 9 for consolidated FG VIE.

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

The surveillance process for identifying transactions with expected losses is described in the the notes to the consolidated financial statements. More extensive monitoring and intervention is employed for all BIG surveillance categories, with internal credit ratings reviewed quarterly. The three BIG categories are:

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

Net Par Outstanding and Number of Risks
By BIG Category

	Net Par Outstanding as of		Number of Risks (1) as of
Description	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
	(dollars in millions)
BIG:
Category 1	$7,879	$9,254	173	183
Category 2	5,913	5,107	108	103
Category 3	8,562	9,031	176	174
Total BIG	$22,354	$23,392	457	460
____________________

(1)	A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making debt service payments.

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

Generally, when mortgage loans are transferred into a securitization, the loan originator(s) and/or sponsor(s) provide R&W, that the loans meet certain characteristics, and a breach of such R&W often requires that the loan be repurchased from the securitization. In many of the transactions the Company insures, it is in a position to enforce these requirements. The Company uses internal resources as well as third party forensic underwriting firms and legal firms to pursue breaches of R&W. If a provider of R&W refuses to honor its repurchase obligations, the Company may choose to initiate litigation. See “-Recovery Litigation” in Note 5, Expected Loss to be Paid, of the Financial Statements. In February 2013, the Company was awarded damages plus costs and attorneys' fees, subject to appeal, in its litigation against Flagstar Bank.

The Company's success in pursuing R&W claims against a number of counterparties that provided R&W on a loan by loan basis has permitted the Company to pursue reimbursement agreements with R&W providers. Such agreements provide the Company with many of the benefits of pursuing the R&W claims but without the expense and uncertainty of pursuing the R&W claims on a loan by loan basis. The Company has entered into several such agreements and it continues to pursue such agreements with other counterparties as opportunities arise.

Through March 31, 2013 (but including the impact of the UBS Agreement entered into on May 6, 2013) the Company has caused entities providing R&Ws to pay or agree to pay (or has won a judgment requiring them to pay) approximately $3.4 billion (gross of reinsurance) in respect of their R&W liabilities for transactions in which the Company has provided a financial guaranty. Of this, $2.8 billion are payments made or to be made pursuant to agreements with or judgments against R&W providers and approximately $562 million are amounts paid into the relevant RMBS financial guaranty transactions pursuant to the transaction documents in the regular course.

The $2.8 billion of payments made or to be made by R&W providers under agreements with the Company or a judgment against them includes $2.1 billion that has already been received by the Company (including the initial payment under the UBS Agreement), as well as $716 million the Company projects receiving in the future pursuant to such currently existing agreements or judgment. Because most of that $716 million is projected to be received through loss-sharing arrangements, the exact amount the Company will receive will depend on actual losses experienced by the covered transactions. This amount is included in the Company's calculated credit for R&W recoveries, described below.

The $562 million paid by R&W providers were paid in the regular course into the relevant RMBS transactions in accordance with the priority of payments set out in the relevant transaction documents. Because the Company may insure only a portion of the capital structure of a transaction, such payments will not necessarily directly benefit the Company dollar-for-dollar, especially in first lien transactions. However, such payments do reduce collateral pool losses and so usually reduce the Company's expected losses.

The Company assumes that recoveries on transactions backed by second lien loans that were not subject to the largest settlement agreements will occur, depending on scenarios, in two to four years from the balance sheet date, and that recoveries on transactions backed by Alt-A first lien, Option ARM and Subprime loans will occur as claims are paid over the life of the transactions. See Note 5, Expected loss to be Paid, of the Financial Statements, for a discussion of the significant terms of the Company's R&W settlement agreements to date.

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

The primary difference between net economic loss development and loss expense included in operating income relates to the consideration of deferred premium revenue in the calculation of loss reserves and loss expense. For financial guaranty insurance contracts, a loss is generally recorded only when expected losses exceed deferred premium revenue. Therefore, the timing of loss recognition does not necessarily coincide with the timing of the actual credit impairment or improvement reported in net economic loss development. AGM's U.S. RMBS transactions generally have the largest deferred premium revenue balances because of the purchase accounting adjustments that were made in 2009 in connection with Assured Guaranty's purchase of AGM, and therefore the largest differences between net economic loss development and loss expense is this sector. See "–Losses Incurred." .

Economic Loss Development and (Paid) Recovered Losses

	Economic Loss Development(1)		(Paid) Recovered Losses
	First Quarter		First Quarter
	2013	2012	2013	2012
	(in millions)
U.S. RMBS before benefit for recoveries for breaches of R&W	$57	$68	$(154)	$(225)
Net benefit for recoveries for breaches of R&W	(157)	(51)	89	70
U.S. RMBS after benefit for recoveries for breaches of R&W	(100)	17	(65)	(155)
Other structured finance	(5)	(26)	(4)	(26)
Public finance	17	221	(23)	48
Other	(10)	—	—	—
Total	$(98)	$212	$(92)	$(133)
____________________

(1)
Economic loss development includes the effects of changes in assumptions based on observed market trends, changes in discount rates, accretion of discount and the economic effects of loss mitigation efforts.

Net Expected Loss to be Paid

	As of March 31, 2013	As of December 31, 2012
	(in millions)
U.S. RMBS before benefit for recoveries for breaches of R&W	$1,555	$1,652
Net benefit for recoveries for breaches of R&W	(1,438)	(1,370)
U.S. RMBS after benefit for recoveries for breaches of R&W	117	282
Other structured finance	330	339
Public finance	53	59
Other	(13)	(3)
Total	$487	$677

First Quarter 2013 Net Economic Loss Development

Total economic loss development in First Quarter 2013 was a favorable $98 million ($64 million after tax), which was primarily driven by U.S. RMBS. . In the U.S. RMBS portfolio, the $100 million favorable development was mainly due to the R&W settlement agreement with UBS. Partially offsetting this benefit was worsening economic conditions in Hungary and potential bankruptcy of Harrisburg which contributed to economic loss development in public finance. Changes in discount rates had a favorable effect of approximately $25 million on economic loss development in First Quarter 2013 as the risk-free rates used to discount expected losses ranged from 0.0% to 3.72% as of March 31, 2013 compared with 0.0% to 3.28% as of December 31, 2012.

The Company's RMBS loss projection methodology assumes that the housing and mortgage markets will improve. Each quarter the Company makes a judgment as to whether to change the assumptions it uses to make RMBS loss projections based on its observation during the quarter of the performance of its insured transactions (including early stage delinquencies, late stage delinquencies and, for first liens, loss severity) as well as the residential property market and economy in general, and, to the extent it observes changes, it makes a judgment as whether those changes are normal fluctuations or part of a trend. Based on such observations, the Company chose to use essentially the same assumptions and scenarios to project RMBS loss as of March 31, 2013 as it used as of December 31, 2012:

•	in its most optimistic scenario, it reduced by three months the period it assumed it would take the mortgage market to recover; and

•	in its most pessimistic scenario, it increased by three months the period it assumed it would take the mortgage market to recover.

The Company's use of essentially the same assumptions and scenarios to project RMBS losses as of March 31, 2013 as at December 31, 2012 was consistent with its view at March 31, 2013 that the housing and mortgage market recovery is occurring at a slower pace than it anticipated at December 31, 2012. The Company's changes during 2012 to the period it would take the mortgage market to recover in its most optimistic scenario and its most pessimistic scenario allowed it to consider a wider range of possibilities for the speed of the recovery. Since the Company's projections for each RMBS transaction are based on the delinquency performance of the loans in that individual RMBS transaction, improvement or deterioration in that aspect of a transaction's performance impacts the projections for that transaction. The methodology the Company uses to project RMBS losses and the scenarios it employs are described in more detail in Note 5, Expected Loss to be Paid, of the Financial Statements.

The following table provides a breakdown of the development and accretion amount in the roll forward of estimated recoveries associated with alleged breaches of R&W.

First Quarter 2013
(in millions)
Inclusion (removal) of deals with breaches of R&W during period	$0
Change in recovery assumptions as the result of additional file review and recovery success	11
Estimated increase (decrease) in defaults that will result in additional (lower) breaches	1
Results of settlements and judgments	142
Accretion of discount on balance	3
Total	$157

U.S. municipalities and related entities have been under increasing pressure over the last few quarters, and a few have filed for protection under the U.S. Bankruptcy Code, entered into state processes designed to help municipalities in fiscal distress or otherwise indicated they may consider defaulting on their obligations to make timely payments on their debts. The Company expects that bondholder rights will be enforced. However, due to the early stage of these developments, and the circumstances surrounding each instance, the ultimate outcome cannot be certain. The Company will continue to analyze developments in each of these matters closely. The municipalities whose obligations the Company has insured that have filed for protection under Chapter 9 of the U.S Bankruptcy Code are: Jefferson County, Alabama and Stockton, California. The City Council of Harrisburg, Pennsylvania had also filed a purported bankruptcy petition, which was later dismissed by the bankruptcy court; a receiver for the City of Harrisburg was appointed by the Commonwealth Court of Pennsylvania on December 2, 2011. The net par outstanding for these and all other BIG rated U.S. public finance obligations was $4.6 billion as of March 31, 2013 and December 31, 2012. The Company projects full or partial recovery on the claims it has already paid on its troubled U.S. public finance credits and that its total future expected net recovery across its troubled U.S. public finance credits (after projected recoveries of claims already paid) will be $9 million as of March 31, 2013. This amount was a net loss of $7 million as of December 31, 2012.

First Quarter 2012 Net Economic Loss Development

Net economic loss development in First Quarter 2012 was $212 million ($151 million after tax) which was driven primarily by losses on its troubled European exposures, particularly a $189 million loss in relation to the Company's Greek sovereign bond exposures. U.S. RMBS contributed $17 million to the total economic loss development in first quarter 2012, representing the continuation of higher than projected levels of early stage delinquencies for certain classes of U.S. RMBS insured obligations, substantially offset by improvements in the benefit for R&W and the effect of increasing discount rates. Changes in discount rates had a significant effect on the economic loss development in First Quarter 2012 as the rates ranged from 0.0% to 3.94% as of March 31, 2012 compared with 0.0% to 3.27% as of December 31, 2011.

The following table provides a breakdown of the development and accretion amount in the roll forward of estimated recoveries associated with alleged breaches of R&W.

First Quarter 2012
(in millions)
Inclusion (removal) of deals with breaches of R&W during period	$—
Change in recovery assumptions as the result of additional file review and recovery success	80
Estimated increase (decrease) in defaults that will result in additional (lower) breaches	(82)
Results of settlements	48
Accretion of discount on balance	5
Total	$51

Losses Incurred

For transactions accounted for as financial guaranty insurance under generally accepted accounting principles generally accepted in the United States of America ("GAAP"), each transaction’s expected loss to be expensed, net of estimated R&W recoveries, is compared with the deferred premium revenue of that transaction. Generally, when the expected loss to be expensed exceeds the deferred premium revenue, a loss is recognized in the income statement for the amount of such excess.

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

	First Quarter
	2013	2012
	(in millions)
U.S. RMBS	$(40)	$73
Other structured finance	(12)	(32)
Public finance	(3)	209
Total insurance contracts before FG VIE consolidation	(55)	250
Effect of consolidating FG VIEs	7	(8)
Total loss and LAE	$(48)	$242

Loss Expense Non-GAAP Operating

	First Quarter
	2013	2012
	(in millions)
U.S. RMBS	$(16)	$75
Other structured finance	(16)	(37)
Public finance	(3)	209
Other	(10)	—
Total	$(45)	$247

Reconciliation of Loss and LAE to Non-GAAP Loss Expense

	First Quarter
	2013	2012
	(in millions)
Loss and LAE	$(48)	$242
Credit derivative loss expense	10	(2)
FG VIE loss expense	(7)	7
Loss expense included in operating income	$(45)	$247

For each of the periods presented, U.S. RMBS insured transactions have generated the most losses of all the insured sectors, except for losses on Greek sovereign debt which were fully settled in 2012. The recovery in the mortgage market has taken longer than originally anticipated, however, the loss development was mitigated by R&W recoveries and negotiated loss sharing agreements as well as other loss mitigation strategies. Changes in risk-free rates used to discount losses also affected loss expense in the First Quarter 2013 and First Quarter 2012 for long-dated transactions, however this component of loss expense does not reflect actual credit impairment or improvement in the period. The public finance sector has also been under increasing stress in the U.S. and abroad, in particular, certain troubled European countries such as Greece where the Company recognized losses.

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

Financial Guaranty Insurance Net Expected Loss to be Expensed
As of March 31, 2013

	Net Expected Loss to be Expensed(1)
	In GAAP Reported Income	In Non-GAAP Operating Income
	(in millions)
2013 (April 1 - June 30)	$18	$22
2013 (July 1 - September 30)	16	21
2013 (October 1 - December 31)	16	20
Subtotal 2013	50	63
2014	50	68
2015	43	58
2016	37	49
2017	34	44
2018-2022	122	152
2023-2027	60	73
2028-2032	28	37
After 2032	19	29
Total expected PV of net expected loss to be expensed	443	573
Discount	333	375
Total future value	$776	$948
____________________

(1)	Net expected loss to be expensed for GAAP reported income is different than non-GAAP operating income by the amount related to consolidated FG VIEs.

Net Change in Fair Value of Credit Derivatives

Changes in the fair value of credit derivatives occur primarily because of changes in interest rates, credit spreads, notional amounts, credit ratings of the referenced entities, expected terms, realized gains (losses) and other settlements, and the issuing company's own credit rating and credit spreads, and other market factors. With considerable volatility continuing in the market, unrealized gains (losses) on credit derivatives may fluctuate significantly in future periods.

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

The impact of changes in credit spreads will vary based upon the volume, tenor, interest rates, and other market conditions at the time these fair values are determined. In addition, since each transaction has unique collateral and structural terms, the underlying change in fair value of each transaction may vary considerably. The fair value of credit derivative contracts also reflects the change in the Company’s own credit cost based on the price to purchase credit protection on AGC and AGM. The Company determines its own credit risk based on quoted credit default swap ("CDS") prices traded on the Company at each balance sheet date. Generally, a widening of the CDS prices traded on AGC and AGM has an effect of offsetting unrealized losses that result from widening general market credit spreads, while a narrowing of the CDS prices traded on AGC and AGM has an effect of offsetting unrealized gains that result from narrowing general market credit spreads.

There are typically no quoted prices for the Company's instruments or similar instruments as financial guaranty contracts do not typically trade in active markets. Observable inputs other than quoted market prices exist; however, these inputs reflect contracts that do not contain terms and conditions similar to those in the credit derivatives issued by the Company. Therefore, the valuation of the Company’s credit derivative contracts requires the use of models that contain significant, unobservable inputs, and are classified as Level 3 in the fair value hierarchy. See Note 7, Fair Value Measurement, of the Financial Statements.

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

The models used to determine fair value are primarily developed internally based on market conventions for similar transactions that the Company observed in the past. There has been very limited new issuance activity in this market over the past three years and as of March 31, 2013, and market prices for the Company’s credit derivative contracts were generally not available. Inputs to the estimate of fair value include various market indices, credit spreads, the Company’s own credit spread, and estimated contractual payments.

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

Net Change in Fair Value of Credit Derivatives
Gain (Loss)

	First Quarter
	2013	2012
	(in millions)
Net credit derivative premiums received and receivable	$27	$29
Net ceding commissions (paid and payable) received and receivable	1	0
Realized gains on credit derivatives	28	29
Net credit derivative losses (paid and payable) recovered and recoverable	(10)	(86)
Total realized gains (losses) and other settlements on credit derivatives	18	(57)
Net unrealized gains (losses) on credit derivatives	(610)	(634)
Net change in fair value of credit derivatives	$(592)	$(691)

Net credit derivative premiums have declined in First Quarter 2013 due primarily to the decline in the net par outstanding to $65.9 billion at March 31, 2013 from $83.0 billion at March 31, 2012. In First Quarter 2013 and 2012, CDS contracts totaling $1.0 billion and $0.2 billion in net par were terminated.

Net Change in Unrealized Gains (Losses) on Credit Derivatives By Sector

	First Quarter
Asset Type	2013	2012
	(in millions)
U.S. RMBS:
Option ARM and Alt-A first lien	$(295)	$(518)
Subprime first lien	(79)	(26)
Prime first lien	(83)	(86)
Closed end second lien and home equity lines of credit ("HELOCs")	—	1
Total U.S. RMBS	(457)	(629)
Pooled corporate obligations	(105)	5
Commercial mortgage-backed securities ("CMBS")	(3)	0
Other(1)	(45)	(10)
Total	$(610)	$(634)
____________________

(1)	“Other” includes all other U.S. and international asset classes, such as commercial receivables, international infrastructure, international RMBS securities, and pooled infrastructure securities.

During First Quarter 2013, unrealized fair value losses were generated primarily in the U.S. RMBS sectors, as well as pooled corporate obligations, due to wider implied net spreads. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC's name as the market cost of AGC's credit protection decreased significantly during the period. These transactions were pricing at or above their floor levels (or the minimum rate at which the Company would consider assuming these risks based on historical experience); therefore when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, decreased, the implied spreads that the Company would expect to receive on these transactions increased. As indicated below, the credit spreads of both the 5 Year and 1 Year CDS spread on AGC decreased significantly in First Quarter 2013. To calculate the fair value of the CDS contracts, the Company matches the tenor of the CDS contracts in the Company's portfolio to the tenor of the CDS spread purchased in AGC's name. The cost of AGM's 5 Year and 1 Year credit protection also decreased during First Quarter 2013, but did not lead to significant fair value losses, as a significant portion of AGM policies continue to price at floor levels. First Quarter 2013 changes in fair value of credit derivatives in the Other category includes a $20 million loss for guaranteed interest rate swaps identified during the quarter.

     During First Quarter 2012, unrealized fair value losses were generated primarily in U.S. RMBS sectors primarily as a result of the decreased cost to buy protection in AGC's name as the market cost of AGC's credit protection decreased. These transactions were pricing above their floor levels; therefore when the cost of purchasing CDS protection on AGC decreased, the implied spreads that the Company would expect to receive on these transactions increased. The cost of AGM's credit protection also decreased during First Quarter 2012, but did not lead to significant fair value losses, as the majority of AGM policies continue to price at floor levels.

Five-Year CDS Spread on AGC and AGM

	As of March 31, 2013	As of December 31, 2012	As of December 31, 2011
Quoted price of CDS contract (in basis points):
AGC	397	678	1,140
AGM	380	536	778

One-Year CDS Spread on AGC and AGM

	As of March 31, 2013	As of December 31, 2012	As of December 31, 2011
Quoted price of CDS contract (in basis points):
AGC	59	270	965
AGM	60	257	538

Effect of Changes in the Company’s Credit Spread on
Unrealized Gains (Losses) on Credit Derivatives

	First Quarter
	2013	2012
	(in millions)
Change in unrealized gains (losses) of credit derivatives:
Before considering implication of the Company’s credit spreads	$504	$713
Resulting from change in the Company’s credit spreads	(1,114)	(1,347)
After considering implication of the Company’s credit spreads	$(610)	$(634)

Components of Credit Derivative Assets (Liabilities)

	As of March 31, 2013	As of December 31, 2012
	(in millions)
Credit derivative assets	$125	$141
Credit derivative liabilities	(2,518)	(1,934)
Net fair value of credit derivatives	$(2,393)	$(1,793)

Management believes that the trading level of AGC’s and AGM’s credit spreads is due to the correlation between AGC’s and AGM’s risk profile and the current risk profile of the broader financial markets and to increased demand for credit protection against AGC and AGM as the result of its financial guaranty volume as well as the overall lack of liquidity in the CDS market. Offsetting the benefit attributable to AGC’s and AGM’s credit spread were higher credit spreads in the fixed income security markets relative to pre-financial crisis levels. The higher credit spreads in the fixed income security market are due to the lack of liquidity in the high-yield CDO, Trups CDO, and collateralized loan obligation ("CLO") markets as well as continuing market concerns over the most recent vintages of RMBS.

Provision for Income Tax

Deferred income tax assets and liabilities are established for the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Such temporary differences relate principally to unrealized gains and losses on investments and credit derivatives, FG VIE fair value adjustments, loss and LAE reserve, unearned premium reserve and tax attributes for net operating losses, alternative minimum tax (“AMT”) credits and foreign tax credits. As of March 31, 2013 and December 31, 2012, the Company had a net deferred income tax asset of $872 million and $721 million, respectively. The increase in the deferred tax asset related primarily to fair value losses on credit derivatives. As of March 31, 2013, the Company has foreign tax credits carried forward of $30 million which expire in 2018 through 2021 and AMT credits of $58 million which do not expire. Foreign tax credits of $22 million are from its acquisition of Assured Guaranty Municipal Holdings Inc. (“AGMH”) on July 1, 2009 (“AGMH Acquisition”). The Internal Revenue Code limits the amount of credits the Company may utilize each year.

Provision for Income Taxes and Effective Tax Rates

	First Quarter
	2013	2012
	(in millions)
Total provision (benefit) for income taxes	$(68)	$(213)
Effective tax rate	31.8%	30.6%

The Company’s effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, United Kingdom (“U.K.”) subsidiaries taxed at the U.K. blended marginal corporate tax rate of 23.25% unless subject to U.S. tax by election or as a U.S. controlled foreign corporation, and no taxes for the Company’s Bermuda holding company and subsidiaries unless subject to U.S tax by election or as a U.S. controlled foreign corporation. For periods subsequent to April 1, 2013, the U.K. corporation tax rate has been reduced to 23%, for the period April 1, 2012 to April 1, 2013 the U.K. corporation tax rate was 24% resulting in a blended tax rate of 23.25% in 2013 and prior to April 1, 2012, the U.K. corporation rate was 26% resulting in a blended tax rate of 24.5% in 2012. Accordingly, the Company’s overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions. First Quarter 2013 and First Quarter 2012 had disproportionate losses and income across jurisdictions, offset by tax-exempt interest, and are the primary reasons for the 31.8% and 30.6% effective tax rates, respectively.

Financial Guaranty Variable Interest Entities

Pursuant to GAAP, the Company evaluated its power to direct the activities that most significantly impact the economic performance of VIEs that have debt obligations insured by the Company and, accordingly, where the Company is obligated to absorb VIE losses that could potentially be significant to the VIE. As of March 31, 2013, the Company determined that, based on the assessment of its control rights over servicer or collateral manager replacement, given that servicing/managing collateral were deemed to be the VIEs’ most significant activities, 43 VIEs required consolidation.

The table below presents the effects on reported GAAP income resulting from consolidating these FG VIEs and eliminating their related insurance and investment accounting entries and, in total, represents a difference between GAAP reported net income and non-GAAP operating income attributable to FG VIEs. The consolidation of FG VIEs has a significant effect on net income and shareholders' equity due to (1) changes in fair value gains (losses) on FG VIE assets and liabilities, (2) the eliminations of premiums and losses related to the AGC and AGM FG VIE liabilities with recourse and (3) the elimination of investment balances related to the Company’s purchase of AGC and AGM insured FG VIE debt. Upon consolidation of a FG VIE, the related insurance and, if applicable, the related investment balances, are considered intercompany transactions and therefore eliminated. See “—Non-GAAP Financial Measures—Operating Income” below.

Effect of Consolidating FG VIEs on Net Income (Loss)

	First Quarter
	2013	2012
	(in millions)
Net earned premiums	$(18)	$(17)
Net investment income	(3)	(3)
Net realized investment gains (losses)	1	1
Fair value gains (losses) on FG VIEs	70	(41)
Loss and LAE	(7)	8
Total pretax effect on net income	43	(52)
Less: tax provision (benefit)	15	(18)
Total effect on net income (loss)	$28	$(34)

Fair value gains (losses) on FG VIEs represent the net change in fair value on the consolidated FG VIEs’ assets and liabilities. These contracts are not actively traded and therefore management expects the fair value gains and losses to reverse to zero as the contract approaches maturity, except for economic claim payments made by AGC and AGM. For First Quarter

2013, the Company recorded pre-tax net fair value gain on consolidated FG VIEs of $70 million. The majority of this gain, approximately $64 million, is a result of an R&W benefit on two Flagstar policies recognized during the quarter. The Company saw price appreciation across all of the Company's FG VIE assets and liabilities as a result of the overall financial market continuing to improve in First Quarter 2013. The most significant price appreciation occurred in several HELOC transactions where the price appreciation was slightly greater on the FG VIE assets than on the FG VIE liabilities. This was a result of improved performance in the underlying collateral of these securities during the period.

During First Quarter 2012, the Company saw price appreciation across all of the Company's FG VIE assets and liabilities as a result of positive economic data at the beginning of the year. However, the price appreciation was greater on the wrapped FG VIE liabilities during the period, as market participants gave more value to the guarantees provided by monoline insurers. This resulted in a pre-tax fair value loss on FG VIEs of $41 million during the period.

Expected losses to be recovered in respect of consolidated FG VIEs, which were $138 million as March 31, 2013 and $96 million as of December 31, 2012, are included in the discussion of “—Losses in the Insured Portfolio.”

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

Operating Income

Reconciliation of Net Income (Loss) to Operating Income

	First Quarter
	2013	2012

Net income (loss)	$(144)	$(483)
Less after-tax adjustments:
Realized gains (losses) on investments	19	(1)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(434)	(517)
Fair value gains (losses) on CCS	(6)	(9)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(11)	7
Effect of consolidating FG VIEs	28	(34)
Operating income	$260	$71

Effective tax rate on operating income	25.8%	17.9%

Operating income for First Quarter 2013 increased due primarily to the effects of the USB Agreement and higher net earned premiums, partially offset by the decrease in other income. Net earned premiums increased in First Quarter 2013 due to higher accelerations, offset in part by lower scheduled amortization of the insured portfolio. The loss and loss adjustment expenses were lower in First Quarter 2013 due primarily to a $109 million benefit taken in loss expense related to the UBS agreement and losses on Greek sovereign exposures in First Quarter 2012. Other income in First Quarter 2012 included commutation gains recognized on previously ceded reinsurance contracts from Radian and Tokio. There were no commutations in First Quarter 2013.

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

Adjusted Book Value and Operating Shareholders’ Equity

Management also uses adjusted book value in order to measure the intrinsic value of the Company, excluding franchise value. Growth in adjusted book value is one of the key financial measures used in determining the amount of certain long term compensation to management and employees and used by rating agencies and investors.

Reconciliation of Shareholders’ Equity
to Adjusted Book Value

	As of March 31, 2013		As of December 31, 2012
	Total	Per Share	Total	Per Share
	(dollars in millions, except per share amounts)
Shareholders’ equity	$4,724	$24.56	$4,994	$25.74
Less after-tax adjustments:
Effect of consolidating FG VIEs	(322)	(1.67)	(348)	(1.79)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(1,447)	(7.52)	(988)	(5.09)
Fair value gains (losses) on CCS	17	0.09	23	0.12
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	421	2.18	477	2.45
Operating shareholders’ equity	6,055	31.48	5,830	30.05
After-tax adjustments:
Less: Deferred acquisition costs	163	0.85	165	0.85
Plus: Net present value of estimated net future credit derivative revenue	201	1.04	220	1.14
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	3,125	16.25	3,266	16.83
Adjusted book value	$9,218	$47.92	$9,151	$47.17

As of March 31, 2013, shareholders’ equity decreased to $4.7 billion from December 31, 2012 due to net loss, unrealized loss on the investment portfolio, share repurchases and dividends. Operating shareholders' equity increased due primarily to positive operating income in First Quarter 2013. Adjusted book value and adjusted book value per share increased, mainly due to positive economic development in U.S. RMBS due to the UBS Agreement and share repurchases. Shares outstanding decreased by 1.7 million primarily due to the repurchase of 1.9 million common shares, partially offset by the vesting of restricted stock units of 0.2 million in First Quarter 2013.

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

PVP or Present Value of New Business Production

Reconciliation of PVP to Gross Written Premiums

	First Quarter
	2013	2012
	(in millions)
Total PVP	$18	$56
Less: Financial guaranty installment premium PVP	1	4
Total: Financial guaranty upfront gross written premiums	17	52
Plus: Financial guaranty installment gross written premiums	—	36
Total gross written premiums	$17	$88

Management believes that PVP is a useful measure because it enables the evaluation of the value of new business production for the Company by taking into account the value of estimated future installment premiums on all new contracts underwritten in a reporting period as well as premium supplements and additional installment premium on existing contracts as to which the issuer has the right to call the insured obligation but has not exercised such right, whether in insurance or credit derivative contract form, which GAAP gross premiums written and the net credit derivative premiums received and receivable portion of net realized gains and other settlements on credit derivatives (“Credit Derivative Revenues”) do not adequately measure. PVP in respect of financial guaranty contracts written in a specified period is defined as gross upfront and installment premiums received and the present value of gross estimated future installment premiums, in each case, discounted at 6%. For purposes of the PVP calculation, management discounts estimated future installment premiums on insurance contracts at 6%, while under GAAP, these amounts are discounted at a risk free rate. Additionally, under GAAP, management records future installment premiums on financial guaranty insurance contracts covering non-homogeneous pools of assets based on the contractual term of the transaction, whereas for PVP purposes, management records an estimate of the future installment premiums the Company expects to receive, which may be based upon a shorter period of time than the contractual term of the transaction. Actual future net earned or written premiums and Credit Derivative Revenues may differ from PVP due to factors including, but not limited to, changes in foreign exchange rates, prepayment speeds, terminations, credit defaults, or other factors that affect par outstanding or the ultimate maturity of an obligation.

Insured Portfolio

The following tables present the insured portfolio by asset class net of cessions to reinsurers. It includes all financial guaranty contracts outstanding as of the dates presented, regardless of the form written (i.e. credit derivative form or traditional financial guaranty insurance form) or the applicable accounting model (i.e. insurance, derivative or VIE consolidation).

Net Par Outstanding and Average Internal Rating by Asset Class

	As of March 31, 2013		As of December 31, 2012
Sector	Net Par Outstanding	Avg. Rating	Net Par Outstanding	Avg. Rating
	(dollars in millions)
Public finance:
U.S.:
General obligation	$166,316	A+	$169,985	A+
Tax backed	72,339	A+	73,787	A+
Municipal utilities	60,450	A	62,116	A
Transportation	32,278	A	33,799	A
Healthcare	17,165	A	17,838	A
Higher education	15,620	A+	15,770	A+
Housing	4,319	AA-	4,633	AA-
Infrastructure finance	4,204	BBB	4,210	BBB
Investor-owned utilities	1,052	A-	1,069	A-
Other public finance—U.S.	4,713	A	4,760	A
Total public finance—U.S.	378,456	A	387,967	A+
Non-U.S.:
Infrastructure finance	14,944	BBB	15,812	BBB
Regulated utilities	11,329	BBB+	12,494	BBB+
Pooled infrastructure	3,006	AA-	3,200	AA-
Other public finance—non-U.S.	5,788	A	6,034	A
Total public finance—non-U.S.	35,067	BBB+	37,540	BBB+
Total public finance	413,523	A	425,507	A
Structured finance:
U.S.:
Pooled corporate obligations	38,884	AAA	41,886	AAA
RMBS	17,086	BB+	17,827	BB+
CMBS and other commercial real estate related exposures	4,152	AAA	4,247	AAA
Financial products	3,316	AA-	3,653	AA-
Consumer receivables	2,313	BBB+	2,369	BBB+
Insurance securitizations	2,190	A+	2,190	A+
Commercial receivables	959	BBB+	1,025	BBB+
Structured credit	314	B	319	CCC+
Other structured finance—U.S.	1,066	A-	1,179	BBB+
Total structured finance—U.S.	70,280	AA-	74,695	AA-
Non-U.S.:
Pooled corporate obligations	13,417	AAA	14,813	AAA
Commercial receivables	1,405	A-	1,463	A-
RMBS	1,337	AA-	1,424	AA-
Insurance securitizations	923	CCC-	923	CCC-
Structured credit	495	BBB	591	BBB
CMBS and other commercial real estate related exposures	60	AAA	100	AAA
Other structured finance—non-U.S.	377	Super Senior	377	Super Senior
Total structured finance—non-U.S.	18,014	AA	19,691	AA
Total structured finance	88,294	AA-	94,386	AA-
Total net par outstanding	$501,817	A+	$519,893	A+

The March 31, 2013 and December 31, 2012 amounts above include $45.0 billion and $48.1 billion, respectively, of AGM structured finance net par outstanding. AGM has not insured a mortgage-backed transaction since January 2008 and announced its complete withdrawal from the structured finance market in August 2008. The structured finance transactions that remain in AGM’s insured portfolio are of double-A average underlying credit quality, according to the Company’s internal rating system. Management expects AGM’s structured finance portfolio to run-off rapidly: 18% by year-end 2013, 62% by year end 2015, and 83% by year-end 2017.

The following tables set forth the Company’s net financial guaranty portfolio by internal rating.

Financial Guaranty Portfolio by Internal Rating
As of March 31, 2013

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
Super senior	$—	—%	$1,071	3.1%	$13,259	18.9%	$4,522	25.1%	$18,852	3.8%
AAA	4,053	1.1	580	1.7	26,628	37.9	7,504	41.7	38,765	7.7
AA	120,812	31.9	661	1.9	10,041	14.2	687	3.8	132,201	26.3
A	206,112	54.5	9,158	26.1	3,149	4.5	958	5.3	219,377	43.7
BBB	42,890	11.3	21,590	61.5	3,351	4.8	2,437	13.5	70,268	14.0
BIG	4,589	1.2	2,007	5.7	13,852	19.7	1,906	10.6	22,354	4.5
Total net par outstanding	$378,456	100.0%	$35,067	100.0%	$70,280	100.0%	$18,014	100.0%	$501,817	100.0%

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2012

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
Super senior	$—	—%	$1,130	3.0%	$13,572	18.2%	$4,874	24.7%	$19,576	3.8%
AAA	4,502	1.2	576	1.5	28,615	38.3	8,295	42.1	41,988	8.1
AA	124,525	32.1	875	2.3	9,589	12.8	722	3.7	135,711	26.1
A	210,124	54.1	9,781	26.1	4,670	6.2	1,409	7.2	225,984	43.4
BBB	44,213	11.4	22,885	61.0	3,717	5.0	2,427	12.3	73,242	14.1
BIG	4,603	1.2	2,293	6.1	14,532	19.5	1,964	10.0	23,392	4.5
Total net par outstanding	$387,967	100.0%	$37,540	100.0%	$74,695	100.0%	$19,691	100.0%	$519,893	100.0%

Securities purchased for loss mitigation purposes represented $1,119 million and $1,133 million of gross par outstanding as of March 31, 2013 and December 31, 2012, respectively. In addition, under the terms of certain credit derivative contracts, the Company has obtained the obligations referenced in such contracts and recorded it in invested assets in the consolidated balance sheets. Such amounts totaled $219 million and $220 million in gross par outstanding as of March 31, 2013 and December 31, 2012, respectively.

Selected European Exposure

 Several European countries continue to experience significant economic, fiscal and / or political strains such that the likelihood of default on obligations with a nexus to those countries may be higher than the Company anticipated when such factors did not exist. The Company has identified those European countries where it has exposure and where it believes heightened uncertainties exist to be: Greece, Hungary, Ireland, Italy, Portugal and Spain (the “Selected European Countries”). The Company selected these European countries based on its view that their credit fundamentals are deteriorating, as well as on published reports identifying countries that may be experiencing reduced demand for their sovereign debt in the current environment. See “—Selected European Countries” below for an explanation of the circumstances in each country leading the Company to select that country for further discussion.

Economic Exposure to the Selected European Countries

The Company’s economic exposure to the Selected European Countries (based on par for financial guaranty contracts and notional amount for financial guaranty contracts accounted for as derivatives) is shown in the following tables, both gross and net of ceded reinsurance:

Gross Economic Exposure to Selected European Countries(1)
March 31, 2013

	Greece	Hungary	Ireland	Italy	Portugal	Spain	Total
	(in millions)
Sovereign and sub-sovereign exposure:
Public finance	$—	$—	$—	$1,313	$125	$414	$1,852
Infrastructure finance	—	433	23	84	96	167	803
Sub-total	—	433	23	1,397	221	581	2,655
Non-sovereign exposure:
Regulated utilities	—	—	—	233	—	8	241
RMBS	—	215	135	544	—	—	894
Commercial receivables	—	2	13	63	15	2	95
Pooled corporate	23	—	203	246	15	549	1,036
Sub-total	23	217	351	1,086	30	559	2,266
Total	$23	$650	$374	$2,483	$251	$1,140	$4,921
Total BIG	$—	$611	$8	$2	$141	$565	$1,327

Net Economic Exposure to Selected European Countries(1)
March 31, 2013

	Greece	Hungary	Ireland	Italy	Portugal	Spain	Total
	(in millions)
Sovereign and sub-sovereign exposure:
Public finance	$—	$—	$—	$978	$105	$258	$1,341
Infrastructure finance	—	408	23	83	96	164	774
Sub-total	—	408	23	1,061	201	422	2,115
Non-sovereign exposure:
Regulated utilities	—	—	—	215	—	8	223
RMBS	—	205	135	476	—	—	816
Commercial receivables	—	2	13	61	14	2	92
Pooled corporate	22	—	177	226	15	498	938
Sub-total	22	207	325	978	29	508	2,069
Total	$22	$615	$348	$2,039	$230	$930	$4,184
Total BIG	$—	$576	$7	$2	$121	$406	$1,112
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

As of March 31, 2013, the Company does not guarantee any sovereign bonds of the Selected European Countries. The exposure shown in the “Public Finance” Category is from transactions backed by receivable payments from sub-sovereigns in

Italy, Spain and Portugal. The Company understands that Moody's recently had undertaken a review of redenomination risk in selected countries in the Eurozone, including some of the Selected European Countries. No redenomination from the Euro to another currency has yet occurred and it may never occur. Therefore, it is not possible to be certain at this point how a redenomination of an issuer’s obligations might be implemented in the future and, in particular, whether any redenomination would extend to the Company's obligations under a related financial guarantee.

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
March 31, 2013

	Greece	Hungary	Ireland	Italy	Portugal	Spain
	(in millions)
Sovereign and sub-sovereign exposure:
Public finance	$—	$—	$—	$—	$—	$—
Infrastructure finance	—	(2)	(1)	(3)	(4)	(1)
Total sovereign exposure	—	(2)	(1)	(3)	(4)	(1)
Non-sovereign exposure:
Regulated utilities	—	—	—	—	—	—
RMBS	—	(7)	—	—	—	—
Total non-sovereign exposure	—	(7)	—	—	—	—
Total	$—	$(9)	$(1)	$(3)	$(4)	$(1)

The Company purchases reinsurance in the ordinary course to cover both its financial guaranty insurance and credit derivative exposures. Aside from this type of coverage the Company does not purchase credit default protection to manage the risk in its financial guaranty business. Rather, the Company has reduced its risks by ceding a portion of its business (including its financial guaranty contracts accounted for as derivatives) to third-party reinsurers that are generally required to pay their proportionate share of claims paid by the Company, and the net amounts shown above are net of such third-party reinsurance (reinsurance of financial guaranty contracts accounted for as derivatives is accounted for as a purchased derivative). See Note 13, Reinsurance and Other Monoline Exposures, of the Financial Statements.

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

The Company’s pooled corporate obligations are highly diversified in terms of obligors and, except in the case of trust preferred securities collateralized debt obligations ("TruPS CDOs") or transactions backed by perpetual preferred securities (“Perps”), highly diversified in terms of industry. Most pooled corporate obligations are structured to limit exposure to any given obligor and any given non-U.S. country or region. The insured pooled corporate transactions generally benefit from embedded credit enhancement which allows a transaction a certain level of losses in the underlying collateral without causing the Company to pay a claim. Some pooled corporate obligations include investments in companies with a nexus to the Selected European Countries.

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

Net Indirect Exposure to Selected European Countries
March 31, 2013

	Greece	Hungary	Ireland	Italy	Portugal	Spain	Total
	(dollars in millions)
Pooled corporate
$ millions	$22	$—	$177	$226	$15	$498	$938
Average proportion	1.9%	—	2.4%	3.1%	1.0%	4.4%	3.3%
Commercial receivables
$ millions	$—	$2	$13	$61	$14	$2	$92
Average proportion	—	0.7%	8.3%	8.6%	2.4%	1.8%	5.0%
Total $ millions	$22	$2	$190	$287	$29	$500	$1,030

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

On November 23, 2012 Standard and Poor’s Ratings Services ("S&P") downgraded the Republic of Hungary's rating from “BB+” to “BB” given the continued weakening of the predictability of the country's policy framework, which could affect its medium-term growth prospects. Moody's rates Hungary at “Ba1.” In October 2008 Hungary requested and later received financial assistance from the EU and the International Monetary Fund (“IMF”). Hungary again requested financial assistance in November 2011: negotiations with the IMF have taken place but no new agreement on the terms of assistance has been reached. The Company’s sovereign and sub-sovereign exposure to Hungarian credits includes an infrastructure financing dependent on payments by government agencies. The Company rates this exposure ($371 million net par) below investment grade. The Company is closely monitoring developments with respect to the ability and willingness of these entities to meet their payment obligations. The Company’s non-sovereign exposure to Hungary comprises primarily covered mortgage bonds issued by Hungarian banks. The Company rates the covered bonds ($205 million net par) below investment grade.

The Kingdom of Spain's financial profile and credit ratings have deteriorated over the past few years, partly as a result of large borrowing needs in the context of a challenging funding environment. The weakening of the country's real estate sector has resulted in the deterioration of the banking system's financial profile, in particular that of the savings and loans. The regional finances are also a source of concern, given the fiscal slippage exhibited by some of the regions. The Kingdom of Spain was downgraded by S&P on October 10, 2012 to “BBB-” from “BBB+” and by Moody’s on June 13, 2012 to “Baa3” from “A3”. The September 6, 2012 announcement of a European Central Bank program to purchase unlimited amounts of secondary market debt of euro area sovereigns that apply for a full macroeconomic adjustment or precautionary program from the EFSF/ESM has helped in the reduction of Spanish sovereign bond yields. The Company’s sovereign and sub-sovereign exposure to Spanish credits includes infrastructure financings dependent on payments by sub-sovereigns and government agencies, financings dependent on lease and other payments by sub-sovereigns and government agencies, and an issuance by a regulated utility. The Company rates most ($406 million aggregate net par) of its exposure to sovereign and sub-sovereign credits in Spain below investment grade. The Company is closely monitoring developments with respect to the ability and willingness of these entities to meet their payment obligations.

The Republic of Portugal is rated “BB” and “Ba3” by S&P and Moody's, respectively. Over the past few years, the Republic of Portugal’s economy and credit ratings have been adversely affected by fiscal imbalances, high indebtedness and the difficult macroeconomic situation generally facing the countries in the euro area. In order to stabilize its debt position, in April 2011 Portugal requested and subsequently received financial assistance from the EU and the IMF. In return, Portugal agreed to a set of deficit reduction and debt targets. The meeting of these targets will likely represent a significant burden on the Portuguese economy in an environment of slow economic activity and volatile bank and sovereign credit markets. The Company’s exposure to sovereign and sub-sovereign Portuguese credits includes infrastructure financings dependent on payments by sub-sovereigns and government agencies and financings dependent on lease payments by sub-sovereigns and government agencies. The Company rates four of these transactions ($121 million aggregate net par) below investment grade. The Company is closely monitoring developments with respect to the ability and willingness of these entities to meet their payment obligations.

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

The worsening domestic and global economic climate, high levels of public debt and fiscal consolidation measures have had a negative impact on the Republic of Italy's economic growth prospects and credit ratings. The Republic of Italy was downgraded to “BBB+” from “A” by S&P on January 13, 2012 and to “Baa2” from “A3” by Moody’s on July 13, 2012. The September 6, 2012 announcement of a European Central Bank program to purchase unlimited amounts of secondary market debt of euro area sovereigns that apply for a full macroeconomic adjustment or precautionary program from the European Financial Stability Facility/European Stability Mechanism ("EFSF/ESM") has helped in the reduction of Italian sovereign bond yields. The Company’s sovereign and sub-sovereign exposure to Italy depends on payments by Italian governmental entities in connection with infrastructure financings or for services already rendered. The Company internally rates one of the infrastructure transactions ($2 million net par) below investment grade. This is down from $248 million last quarter due to a successful refinancing by the issuer. The Company’s non-sovereign Italian exposure is comprised primarily of securities backed by Italian residential mortgages or in one case a government-sponsored water utility. The Company is closely monitoring the ability and willingness of these obligors to make timely payments on their obligations.

On December 18, 2012 the Hellenic Republic of Greece was upgraded by S&P from “SD” (selective default) to “B-” reflecting the completion of Greece's distressed buyback. The action also considered the approval by the Eurogroup (the finance ministers of EU member states belonging to the eurozone) of a loan disbursement to Greece under the second economic adjustment program. S&P viewed such action as indicative of the eurozone's determination to restore stability to Greek finances, and to preserve Greece's eurozone membership. Moody’s rates Greece at "C", which is the lowest rating on Moody’s rating scale. Despite the exchange, which substantially lowered Greece’s debt burden, the country still faces a precarious fiscal position and generally uncertain economic prospects. As of March 31, 2013 the Company no longer had any direct economic exposure to Greece, although it does still have small, indirect exposures as described above under "Indirect Exposure to Selected European Countries".

Identifying Exposure to Selected European Countries

When the Company directly insures an obligation, it assigns the obligation to a geographic location or locations based on its view of the geographic location of the risk. For most exposures this can be a relatively straight-forward determination as, for example, a debt issue supported by availability payments for a toll road in a particular country. The Company may also assign portions of a risk to more than one geographic location as it has, for example, in a residential mortgage backed security backed by residential mortgage loans in both Germany and Italy. The Company may also have exposures to the Selected European Countries in business assumed from other monoline insurance companies. See Note 13, Reinsurance and Other Monoline Exposure, of the Financial Statements. In the case of assumed business, the Company depends upon geographic information provided by the primary insurer.

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

In addition to assumed and ceded reinsurance arrangements, the Company may also have exposure to some financial guaranty reinsurers (i.e. monolines) in other areas. Second-to-pay insured par outstanding represents transactions the Company has insured that were previously insured by other monolines. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary insurer. See Note 13, Reinsurance and Other Monoline Exposures, of the Financial Statements.

Exposure by Reinsurer

	Ratings at		Par Outstanding
	May 9, 2013		As of March 31, 2013
Reinsurer	Moody’s Reinsurer Rating	S&P Reinsurer Rating	Ceded Par Outstanding(1)	Second-to- Pay Insured Par Outstanding	Assumed Par Outstanding
	(dollars in millions)
American Overseas Reinsurance Company Limited (f/k/a Ram Re)	WR(2)	WR	$9,387	$—	$24
Tokio	Aa3(3)	AA-(3)	7,938	—	—
Radian	Ba1	B+	5,002	42	1,331
Syncora Guarantee Inc.	WR	WR	4,001	1,886	162
Mitsui Sumitomo Insurance Co. Ltd.	A1	A+(3)	2,213	—	—
ACA Financial Guaranty Corp.	NR	WR	819	6	1
Swiss Reinsurance Co.	A1	AA-	426	—	—
Ambac Assurance Corporation ("Ambac")	WR	WR	85	6,669	20,040
CIFG Assurance North America Inc. ("CIFG")	WR	WR	61	255	5,392
MBIA Inc.	(4)	(4)	—	10,616	7,834
Financial Guaranty Insurance Co.	WR	WR	—	3,052	1,932
Other	Various	Various	997	1,935	45
Total			$30,929	$24,461	$36,761
 ____________________

(1)	Includes $3,720 million in ceded par outstanding related to insured credit derivatives.

(2)	Represents “Withdrawn Rating.”

(3)	The Company has structural collateral agreements satisfying the triple-A credit requirement of S&P and/or Moody’s.

(4)	MBIA Inc. includes various subsidiaries which are rated BB, CCC, WR by S&P and Caa2, B3, Baa2, WR and NR by Moody’s.

Ceded Par Outstanding by Reinsurer and Credit Rating
As of March 31, 2013

	Internal Credit Rating
Reinsurer	Super Senior	AAA	AA	A	BBB	BIG	Total
	(in millions)
American Overseas Reinsurance Company Limited (f/k/a Ram Re)	$224	$1,145	$3,145	$2,843	$1,541	$489	$9,387
Tokio	311	1,010	1,277	2,354	2,293	693	7,938
Radian	10	255	321	2,459	1,592	365	5,002
Syncora Guarantee Inc.	—	—	242	736	2,364	659	4,001
Mitsui Sumitomo Insurance Co. Ltd.	7	151	695	875	428	57	2,213
ACA Financial Guaranty Corp	—	—	474	325	20	—	819
Swiss Reinsurance Co.	—	8	5	267	104	42	426
Ambac	—	—	—	85	—	—	85
CIFG	—	—	—	—	—	61	61
Other	—	—	104	819	74	—	997
Total	$552	$2,569	$6,263	$10,763	$8,416	$2,366	$30,929

In accordance with U.S. statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. All of the unauthorized reinsurers in the table above post collateral for the benefit of the Company in an amount at least equal to the sum of their ceded unearned premium reserve, loss reserves and contingency reserves all calculated on a statutory basis of accounting. CIFG and Radian are authorized reinsurers. Radian's collateral equals or exceeds its ceded statutory loss reserves and CIFG's collateral covers a substantial portion of its ceded statutory loss reserves. Collateral may be in the form of letters of credit or trust accounts. The total collateral posted by all non-affiliated reinsurers as of March 31, 2013 is approximately $1.3 billion.

Second-to-Pay
Insured Par Outstanding by Internal Rating
As of March 31, 2013(1)

	Public Finance					Structured Finance
	AAA	AA	A	BBB	BIG	Super Senior	AAA	AA	A	BBB	BIG	Total
	(in millions)
Radian	$—	$—	$13	$18	$11	$—	$—	$—	$—	$—	$—	$42
Syncora Guarantee Inc.	—	25	378	730	334	—	152	—	71	—	196	1,886
ACA Financial Guaranty Corp.	—	3	—	3	—	—	—	—	—	—	—	6
Ambac	—	1,421	3,299	1,196	80	—	11	52	1	306	303	6,669
CIFG	—	11	69	131	44	—	—	—	—	—	—	255
MBIA Inc.	69	2,583	4,150	1,948	—	—	—	1,399	45	203	219	10,616
Financial Guaranty Insurance Co.	—	130	1,158	338	363	291	581	—	140	—	51	3,052
Other	—	—	1,935	—	—	—	—	—	—	—	—	1,935
Total	$69	$4,173	$11,002	$4,364	$832	$291	$744	$1,451	$257	$509	$769	$24,461
____________________

(1)	Assured Guaranty’s internal rating.

Exposure to Residential Mortgage-Backed Securities

The tables below provide information on the risk ratings and certain other risk characteristics of the Company’s financial guaranty insurance and credit derivative RMBS exposures as of March 31, 2013. U.S. RMBS exposures represent 3.4% of the total net par outstanding and BIG U.S. RMBS represent 45% of total BIG net par outstanding. The tables presented provide information with respect to the underlying performance indicators of this book of business. See Note 5, Expected Loss to be Paid, of the Financial Statements, for a discussion of expected losses to be paid on U.S. RMBS exposures.

Net par outstanding in the following tables are based on values as of March 31, 2013. All performance information such as pool factor, subordination, cumulative losses and delinquency is based on March 31, 2013 information obtained from third parties and/or provided by the trustee and may be subject to restatement or correction.

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

U.S. Prime First Lien in the tables below includes primarily prime first lien plus an insignificant amount of other miscellaneous RMBS transactions.

Distribution of U.S. RMBS by Internal Rating and Type of Exposure as of March 31, 2013

Ratings:	Prime First Lien	Closed End Second Lien	HELOC	Alt-A First Lien	Option ARM	Subprime First Lien	Total Net Par Outstanding
	(in millions)
AAA	$4	$0	$59	$253	$—	$2,338	$2,655
AA	111	111	132	444	496	1,991	3,287
A	2	0	239	9	94	122	466
BBB	43	—	19	267	31	291	651
BIG	459	340	2,610	3,465	766	2,387	10,027
Total exposures	$619	$452	$3,059	$4,439	$1,387	$7,130	$17,086

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of March 31, 2013

Year insured:	Prime First Lien	Closed End Second Lien	HELOC	Alt-A First Lien	Option ARM	Subprime First Lien	Total Net Par Outstanding
	(in millions)
2004 and prior	$31	$1	$227	$98	$35	$1,348	$1,740
2005	167	—	691	568	53	213	1,692
2006	102	194	900	371	182	2,864	4,615
2007	319	257	1,240	2,229	1,049	2,627	7,720
2008	—	—	—	1,173	69	77	1,319
Total exposures	$619	$452	$3,059	$4,439	$1,387	$7,130	$17,086

Distribution of U.S. RMBS by Internal Rating and Year Insured as of March 31, 2013

Year insured:	AAA Rated	AA Rated	A Rated	BBB Rated	BIG Rated	Total
	(dollars in millions)
2004 and prior	$1,133	$80	$51	$122	$354	$1,740
2005	137	190	—	38	1,327	1,692
2006	1,285	1,624	67	115	1,524	4,615
2007	5	1,393	280	375	5,667	7,720
2008	95	—	69	—	1,155	1,319
Total exposures	$2,655	$3,287	$466	$651	$10,027	$17,086
% of total	15.6%	19.2%	2.7%	3.8%	58.7%	100.0%

Distribution of Financial Guaranty Direct U.S. RMBS
Insured January 1, 2005 or Later by Exposure Type, Average Pool Factor, Subordination,
Cumulative Losses and 60+ Day Delinquencies as of March 31, 2013

U.S. Prime First Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$164	28.4%	4.5%	2.4%	12.1%	6
2006	102	50.2%	8.4%	0.6%	17.5%	1
2007	319	40.3%	4.8%	5.9%	21.4%	1
2008	—	—%	—%	—%	—%	—
Total	$585	38.7%	5.4%	4.0%	18.1%	8

U.S. Closed End Second Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$—	—%	—%	—%	—%	—
2006	185	12.1%	—%	60.0%	5.8%	1
2007	257	14.4%	—%	69.7%	7.2%	8
2008	—	—%	—%	—%	—%	—
Total	$442	13.4%	—%	65.7%	6.6%	9

U.S. HELOC

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$648	14.1%	3.0%	17.1%	12.7%	6
2006	883	22.3%	3.5%	36.8%	10.4%	7
2007	1,240	36.4%	2.6%	32.3%	6.7%	9
2008	—	—%	—%	—%	—%	—
Total	$2,771	26.7%	3.0%	30.2%	9.3%	22

U.S. Alt-A First Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$566	27.2%	8.4%	7.3%	19.5%	21
2006	371	33.1%	0.0%	20.6%	38.9%	7
2007	2,229	41.3%	1.4%	16.5%	30.5%	12
2008	1,173	39.2%	16.4%	15.9%	27.8%	5
Total	$4,339	38.2%	6.2%	15.5%	29.0%	45

U.S. Option ARMs

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$46	16.9%	10.9%	10.4%	18.9%	3
2006	177	35.3%	—%	20.6%	40.6%	5
2007	1,049	40.6%	1.1%	21.4%	35.0%	11
2008	69	42.9%	48.4%	16.0%	28.6%	1
Total	$1,341	39.2%	3.7%	20.6%	34.8%	20

U.S. Subprime First Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$204	35.9%	20.9%	8.1%	30.7%	4
2006	2,859	19.0%	61.4%	19.2%	34.3%	4
2007	2,627	43.8%	13.6%	25.0%	42.8%	13
2008	77	55.2%	18.2%	20.7%	32.3%	1
Total	$5,767	31.4%	37.6%	21.5%	38.0%	22

Liquidity and Capital Resources

Liquidity Requirements and Sources

AGL and its Holding Company Subsidiaries

The liquidity of AGL and its subsidiaries that are intermediate holding companies is largely dependent on dividends from their operating subsidiaries and their access to external financing. Liquidity requirements include the payment of operating expenses, interest on debt of Assured Guaranty US Holdings Inc. ("AGUS") and AGMH, and dividends on common shares. AGL and its holding company subsidiaries may also require liquidity to make periodic capital investments in their operating subsidiaries. In the ordinary course of business, the Company evaluates its liquidity needs and capital resources in light of holding company expenses and dividend policy, as well as rating agency considerations. The Company targets a balance of its most liquid assets including cash and short term securities, Treasuries, agency RMBS and pre-refunded municipal bonds equal to 1.5 times its projected operating company cash flow needs over the next four quarters. The Company also subjects its cash flow projections and its assets to a stress test, maintaining a liquid asset balance of one time its stressed operating company net cash flows. Management believes that AGL will have sufficient liquidity to satisfy its needs over the next twelve months, including the ability to pay dividends on AGL common shares. See “—Insurance Company Regulatory Restrictions” below for a discussion of the dividend restrictions of its insurance company subsidiaries.

The Company anticipates that for the next twelve months, amounts paid by AGL’s operating subsidiaries as dividends will be a major source of its liquidity. It is possible that, in the future, AGL or its subsidiaries may need to seek additional external debt or equity financing in order to meet their obligations. External sources of financing may or may not be available to the Company, and if available, the cost of such financing may not be acceptable to the Company. As of March 31, 2013, AGL had $75 million in short term investments and $137 million in fixed maturity securities with weighted average duration of 0.7 years. AGUS and AGMH had a total of $42 million in cash and short term investments and $22 million in fixed maturity securities with weighted average duration of 2.3 years. See also "—Insurance Company Regulatory Restrictions" below.

AGL and Holding Company Subsidiaries
Significant Cash Flow Items

	First Quarter
	2013	2012
	(in millions)
Dividends and return of capital from subsidiaries	$65	$75
Dividends paid to AGL shareholders	(19)	(16)
Repurchases of common shares	(39)	—
Interest paid	(7)	(10)

Insurance Company Subsidiaries

Liquidity of the insurance company subsidiaries is primarily used to pay for:

•	claims on the insured portfolio,

•	operating expenses,

•	purchase of loss mitigation bonds

•	collateral postings in connection with credit derivatives and reinsurance transactions,

•	reinsurance premiums,

•	dividends to AGUS, AGMH and AGL, as applicable, for debt service and dividends,

•	principal paydown on surplus notes issued, and

•	capital investments in their own subsidiaries, where appropriate.

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

Claims Paid

	First Quarter
	2013	2012
	(in millions)
Claims paid before R&W recoveries, net of reinsurance	$181	$203
R&W recoveries	(89)	(70)
Claims paid, net of reinsurance(1)	$92	$133
____________________

(1)	Includes $9 million and $37 million paid for consolidated FG VIEs for First Quarter 2013 and 2012, respectively.

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

The Company has exposure to infrastructure transactions with refinancing risk as to which the Company may need to make claim payments that it did not anticipate paying when the policies were issued; the aggregate amount of the claim payments may be substantial and reimbursement may not occur for an extended time, if at all. Total liabilities for the three largest transactions with significant refinancing risk may amount to as much as $3.8 billion, payable in varying amounts over the next 13 years. Of this liability, as much as approximately $3.0 billion may be payable between 2014 and 2020. These transactions generally involve long-term infrastructure projects that are financed by bonds that mature prior to the expiration of the project concession. While the cash flows from these projects were expected to be sufficient to repay all of the debt over the life of the project concession, in order to pay the principal on the early maturing debt, the Company expected it to be refinanced in the market at or prior to its maturity. Due to market dislocation and increased credit spreads, the Company may have to pay a claim at the maturity of the securities, and then recover its payment from cash flows produced by the project in the future. The Company generally projects that in most scenarios it will be fully reimbursed for such payments. However, the recovery of the payments may take a long time and is uncertain. For the three largest transactions, the Company estimates that it may pay claims of $1.4 billion, without giving effect to any payments that the Company may receive from reinsurers to which it has ceded a portion of this exposure. This estimate is based on certain assumptions the Company has made as to the performance of the transactions, including the refinancing of a certain portion of the debt, the payment of certain anticipated contributions, and the Company prevailing in certain litigation proceedings. The claim payments are anticipated to occur substantially between 2014 and 2018, while the recoveries could take from 10 to 35 years, depending on the transaction and the performance of the underlying collateral.

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

Under Maryland’s insurance law, AGC may pay dividends in any twelve-month period in an aggregate amount not exceeding the lesser of (a) 10% of policyholders’ surplus or (b) net investment income at the preceding December 31 (including net investment income that has not already been paid out as dividends for the three calendar years prior to the preceding calendar year) with notice to, but without prior approval of, the Maryland Commissioner of Insurance. As of March 31, 2013, the amount available for distribution from AGC during 2013 with notice to, but without prior approval of, the Maryland Commissioner of Insurance is approximately $91 million.

Under the New York Insurance Law, AGM may pay dividends out of earned surplus, provided that, together with all dividends declared or distributed by AGM during the preceding 12 months, the dividends do not exceed the lesser of (a) 10% of policyholders’ surplus as of its last statement filed with the Superintendent of Insurance of the State of New York (the “New York Superintendent”) or (b) adjusted net investment income (net investment income at the preceding December 31 plus net investment income that has not already been paid out as dividends for the three calendar years prior to the preceding calendar year) during this period. Based on AGM’s statutory statements to be filed for First Quarter 2013, the maximum amount available for payment of dividends by AGM without regulatory approval over the 12 months following March 31, 2013, is approximately $186 million.

As of March 31, 2013, AG Re had unencumbered assets of $210 million, representing assets not held in trust for the benefit of cedants and therefore available for other uses. Based on regulatory capital requirements AG Re currently has $617 million of excess capital and surplus. AG Re, as a Class 3B insurer, is restricted from distributing capital or paying dividends by the following regulatory requirements:

•	Dividends shall not exceed outstanding statutory surplus or $440 million.

•
Dividends on annual basis shall not exceed 25% of its total statutory capital and surplus (as set out in its previous years' financial statements) or $321 million unless it files (at least seven days before payment of such dividends) with the Bermuda Monetary Authority an affidavit stating that it will continue to meet the required margins.

•
Capital distributions shall not exceed 15% of its total statutory capital (as set out in its previous years' financial statements) or $127 million, unless approval is granted by the Bermuda Monetary Authority.

•
Dividends are limited by requirements that the subject company must at all times (i) maintain the minimum solvency margin and the Company's applicable enhanced capital requirements required under the Insurance Act of 1978 and (ii) have relevant assets in an amount at least equal to 75% of relevant liabilities, both as defined under the Insurance Act of 1978.

Dividends Paid
By Insurance Company Subsidiaries

	First Quarter
	2013	2012
	(in millions)
Dividends paid by AGC to AGUS	$—	$15
Dividends paid by AGM to AGMH	—	30
Dividends paid by AG Re to AGL	40	30

Consolidated Cash Flows

Consolidated Cash Flow Summary

	First Quarter
	2013	2012
	(in millions)
Net cash flows provided by (used in) operating activities	$(14)	$75
Net cash flows provided by (used in) investing activities	237	107
Net cash flows provided by (used in) financing activities	(233)	(217)
Effect of exchange rate changes	(3)	2
Cash at beginning of period	138	215
Total cash at the end of the period	$125	$182

Operating cash flows include cash flows from FG VIEs. Claims paid on consolidated FG VIEs are presented in the consolidated cash flow statements as a component of paydowns on FG VIE liabilities in financing activities as opposed to operating activities. Excluding consolidated FG VIEs, the decrease in cash outflows from operating activities for First Quarter 2013 compared to First Quarter 2012 were mainly due to $210 million in cash received on two commutations in First Quarter 2012 and higher tax payments in First Quarter 2013, which were partially offset by lower loss claim payments.

Investing activities were primarily net sales (purchases) of fixed maturity and short-term investment securities. Investing cash flows in First Quarter 2013 and 2012 both include inflows of $138 million for FG VIEs. First Quarter 2013 included proceeds from sales of surplus notes and other invested assets. First Quarter 2012 included proceeds from a paydown of notes receivable from PFC LLC, which were used to offset the Company’s payments under its CDS contract.

Financing activities consisted primarily of paydowns of FG VIE liabilities. Financing cash flows in First Quarter 2013 and 2012 include outflows of $167 million and $193 million for FG VIEs, respectively.

On January 18, 2013, the Company's Board of Directors authorized a $200 million share repurchase program. This latest repurchase program replaces the November 14, 2011 authorization to repurchase up to 5.0 million common shares. As of March 31, 2013, the Company had repurchased 1.9 million common shares for $39 million pursuant to the January 2013 authorization. On May 8, 2013, the Company's board of directors authorized an additional $115 million of repurchases of the Company’s common shares, bringing the total authorization in 2013 to $315 million, of which the Company had repurchased a total of 5.6 million shares for approximately $115 million at an average price of $20.29 per share through May 6, 2013.

Commitments and Contingencies

Leases

AGL and its subsidiaries are party to various lease agreements. Future cash payments associated with contractual obligations pursuant to operating leases for office space have not materially changed since December 31, 2012.

Long-Term Debt Obligations

The principal of and interest paid on long-term debt issued by AGUS and AGMH were as follows:

Principal Outstanding
and Interest Paid on Long-Term Debt

	Principal Amount		Interest Paid
	As of March 31,	As of December 31,	First Quarter
	2013	2012	2013	2012
	(in millions)
AGUS:
7.0% Senior Notes	$200	$200	$3	$3
8.5% Senior Notes	—	—	—	4
Series A Enhanced Junior Subordinated Debentures	150	150	3	3
Total AGUS	350	350	6	10
AGMH(1):
67/8% QUIBS	100	100	2	2
6.25% Notes	230	230	4	4
5.60% Notes	100	100	2	2
Junior Subordinated Debentures	300	300	6	6
Total AGMH	730	730	14	14
AGM(1):
Notes Payable	55	61	1	1
Total AGM	55	61	1	1
Total	$1,135	$1,141	$21	$25
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

Debt Issued by AGM

Notes Payable represent debt, issued by special purpose entities consolidated by AGM, to the former AGMH subsidiaries that conducted AGMH’s Financial Products Business (the “Financial Products Companies”) transferred to Dexia Holdings Inc. ("Dexia Holdings") prior to the AGMH Acquisition. The funds borrowed were used to finance the purchase of the underlying obligations of AGM-insured obligations which had breached triggers allowing AGM to exercise its right to accelerate payment of a claim in order to mitigate loss. The assets purchased are classified as assets acquired in refinancing transactions and recorded in “other invested assets.” The term of the notes payable matches the terms of the assets.

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

As a result of the January 2013 Moody's downgrade of AGM, all the leveraged lease transactions in which AGM acts as strip coverage provider are currently breaching a ratings trigger related to AGM. If early termination of the leases were to occur and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $1.7 billion as of March 31, 2013. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM guaranty. It is difficult to determine the probability that the Company will have to pay strip provider claims or the likely aggregate amount of such claims. At March 31, 2013, approximately $947 million of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

On July 1, 2009, AGM and Dexia Crédit Local S.A. (“DCL”), acting through its New York Branch (“Dexia Crédit Local (NY)”), entered into a credit facility (the “Strip Coverage Facility”). Under the Strip Coverage Facility, Dexia Crédit Local (NY) agreed to make loans to AGM to finance all draws made by lessors on AGM strip policies that were outstanding as of November 13, 2008, up to the commitment amount. The commitment amount of the Strip Coverage Facility was $1 billion at closing of the AGMH Acquisition but is scheduled to amortize over time. As of March 31, 2013, the maximum commitment amount of the Strip Coverage Facility has amortized to $987 million. It may also be reduced in 2014 to $750 million, if AGM does not have a specified consolidated net worth at that time.

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

The Strip Coverage Facility’s financial covenants require that AGM and its subsidiaries maintain a maximum debt-to-capital ratio of 30% and maintain a minimum net worth of 75% of consolidated net worth as of July 1, 2009, plus, starting July 1, 2014, (i) 25% of the aggregate consolidated net income (or loss) for the period beginning July 1, 2009 and ending on June 30, 2014 or, (2) zero, if the commitment amount has been reduced to $750 million as described above. The Company is in compliance with all financial covenants as of March 31, 2013.

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

As of March 31, 2013, no amounts were outstanding under this facility, nor have there been any borrowings during the life of this facility.

Limited-Recourse Credit Facilities

AG Re Credit Facility

AG Re had a $200 million limited recourse credit facility for the payment of losses in respect of cumulative municipal losses (net of any recoveries) in excess of the greater of $260 million or the average annual debt service of the covered portfolio multiplied by 4.5%. The obligation to repay loans under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. AG Re terminated such credit facility effective March 5, 2013.

Letters of Credit

AGC entered into a letter of credit agreement in December 2011 with Bank of New York Mellon totaling approximately $2.9 million in connection with a 2008 lease for office space, which space was subsequently sublet. As of March 31, 2013, $2.9 million was outstanding under this letter of credit. This letter of credit expires in November 2013.

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

The Put Agreements have no scheduled termination date or maturity. However, each Put Agreement will terminate if (subject to certain grace periods) (1) AGC fails to pay the put premium as required, (2) AGC elects to have the AGC Preferred Stock bear a fixed rate dividend (a “Fixed Rate Distribution Event”), (3) AGC fails to pay dividends on the AGC Preferred Stock, or the Custodial Trust’s fees and expenses for the related period, (4) AGC fails to pay the redemption price of the AGC Preferred Stock, (5) the face amount of a Custodial Trust’s CCS Securities is less than $20 million, (6) AGC terminates the Put

Agreement, or (7) a decree of judicial dissolution of the Custodial Trust is entered. If, as a result of AGC’s failure to pay the put premium, the Custodial Trust is liquidated, AGC will be required to pay a termination payment, which will in turn be distributed to the holders of the AGC CCS Securities. The termination payment will be at a rate equal to 1.10% per annum of the amount invested in Eligible Assets calculated from the date of the failure to pay the put premium through the end of the applicable period. As of March 31, 2013 the put option had not been exercised.

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

Following exercise of the put option, AGC may redeem the AGC Preferred Stock held by a Custodial Trust in whole or in part on any distribution payment date by paying the Custodial Trust the liquidation preference amount of the AGC Preferred Stock to be redeemed plus any accrued but unpaid dividends for the then current distribution period. If AGC partially redeems the AGC Preferred Stock held by a Custodial Trust, the redemption proceeds will be distributed pro rata to the holders of the CCS Securities (with a corresponding reduction in the aggregate face amount of AGC CCS Securities). However, AGC must redeem all of the AGC Preferred Stock if, after giving effect to a partial redemption, the aggregate liquidation preference amount of the AGC Preferred Stock held by the Custodial Trust immediately following such redemption would be less than $20 million. If a Fixed Rate Distribution Event occurs, AGC may not redeem the AGC Preferred Stock for two years from the date of the Fixed Rate Distribution Event.

The AGM CPS Securities

In June 2003, $200 million of AGM CPS Securities, money market preferred trust securities, were issued by trusts created for the primary purpose of issuing the AGM CPS Securities, investing the proceeds in high-quality commercial paper and selling put options to AGM, allowing AGM to issue the trusts non-cumulative redeemable perpetual preferred stock (the “AGM Preferred Stock”) of AGM in exchange for cash. There are four trusts, each with an initial aggregate face amount of $50 million. These trusts hold auctions every 28 days, at which time investors submit bid orders to purchase AGM CPS Securities. If AGM were to exercise a put option, the applicable trust would transfer the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, to AGM in exchange for AGM Preferred Stock. AGM pays a floating put premium to the trusts, which represents the difference between the commercial paper yield and the winning auction rate (plus all fees and expenses of the trust). If an auction does not attract sufficient clearing bids, however, the auction rate is subject to a maximum rate of one-month LIBOR plus 200 basis points for the next succeeding distribution period. Beginning in August 2007, the AGM CPS Securities required the maximum rate for each of the relevant trusts. AGM continues to have the ability to exercise its put option and cause the related trusts to purchase AGM Preferred Stock. The trusts provide AGM access to new capital at its sole discretion through the exercise of the put options. As of March 31, 2013 the put option had not been exercised. The Company does not consider itself to be the primary beneficiary of the trusts.

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

Fixed Maturity Securities and Short-Term Investments

The Company’s fixed maturity securities and short-term investments had a duration of 4.8 years as of March 31, 2013 and 4.3 years as of December 31, 2012. Generally, the Company’s fixed maturity securities are designated as available-for-sale. Fixed maturity securities designated as available for sale are reported at their fair value, and the change in fair value is reported as part of AOCI except for the credit component of the unrealized loss for securities deemed to be OTTI. If management believes the decline in fair value is “other-than-temporary,” the Company writes down the carrying value of the investment and records a realized loss in the consolidated statements of operations for an amount equal to the credit component of the unrealized loss.

Fair value of fixed maturity securities is based upon market prices provided by either independent pricing services or, when such prices are not available, by reference to broker or underwriter bid indications. The Company’s fixed maturity and short term portfolio is primarily invested in publicly traded securities. For more information about the Investment Portfolio and a detailed description of the Company’s valuation of investments see Note 10, Investments and Cash, of the Financial Statements.

Fixed Maturity Securities and Short Term Investments
by Security Type

	As of March 31, 2013		As of December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Fixed maturity securities:
U.S. government and agencies	$819	$877	$732	$794
Obligations of state and political subdivisions	5,161	5,601	5,153	5,631
Corporate securities	970	1,040	930	1,010
Mortgage-backed securities(1):
RMBS	1,210	1,196	1,281	1,266
CMBS	474	505	482	520
Asset-backed securities	469	496	482	531
Foreign government securities	260	270	286	304
Total fixed maturity securities	9,363	9,985	9,346	10,056
Short-term investments	729	729	817	817
Total fixed maturity and short-term investments	$10,092	$10,714	$10,163	$10,873
 ____________________

(1)	Government-agency obligations were approximately 60% of mortgage backed securities as of March 31, 2013 and 61% as of December 31, 2012, based on fair value.

The following tables summarize, for all fixed maturity securities in an unrealized loss position as of March 31, 2013 and December 31, 2012, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed Maturity Securities
Gross Unrealized Loss by Length of Time
As of March 31, 2013

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
U.S. government and agencies	$43	$0	$—	$—	$43	$0
Obligations of state and political subdivisions	158	(12)	—	—	158	(12)
Corporate securities	76	(1)	—	—	76	(1)
Mortgage-backed securities:
RMBS	184	(15)	99	(53)	283	(68)
CMBS	16	0	—	—	16	0
Asset-backed securities	19	0	38	(8)	57	(8)
Foreign government securities	62	(2)	—	—	62	(2)
Total	$558	$(30)	$137	$(61)	$695	$(91)
Number of securities		105		12		117
Number of securities with OTTI		5		5		10

Fixed Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2012

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
U.S. government and agencies	$62	$0	$—	$—	$62	$0
Obligations of state and political subdivisions	79	(11)	—	—	79	(11)
Corporate securities	25	0	—	—	25	$0
Mortgage-backed securities:					—	—
RMBS	108	(19)	121	(58)	229	(77)
CMBS	5	0	—	—	5	0
Asset-backed securities	16	0	35	(10)	51	(10)
Foreign government securities	8	0	—	—	8	0
Total	$303	$(30)	$156	$(68)	$459	$(98)
Number of securities		58		16		74
Number of securities with OTTI		5		6		11

Of the securities in an unrealized loss position for 12 months or more as of March 31, 2013, eight securities had an unrealized loss greater than 10% of book value. The total unrealized loss for these securities as of March 31, 2013 was $60 million. The Company has determined that the unrealized losses recorded as of March 31, 2013 are yield related and not the result of other-than-temporary impairments.

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

Distribution of Fixed Maturity Securities by Contractual Maturity
As of March 31, 2013

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$152	$153
Due after one year through five years	1,623	1,700
Due after five years through 10 years	2,328	2,527
Due after 10 years	3,576	3,904
Mortgage-backed securities:
RMBS	1,210	1,196
CMBS	474	505
Total	$9,363	$9,985

The following table summarizes the ratings distributions of the Company’s investment portfolio as of March 31, 2013 and December 31, 2012. Ratings reflect the lower of the Moody’s and S&P classifications, except for bonds purchased for loss mitigation or risk management strategies, which use Assured Guaranty’s internal ratings classifications.

Distribution of Fixed Maturity Securities by Rating

Rating	As of March 31, 2013	As of December 31, 2012
AAA	14.6%	18.5%
AA	63.2	61.3
A	16.5	14.3
BBB	0.3	0.4
BIG(1)	5.4	5.5
Total	100.0%	100.0%
____________________

(1)
Includes securities purchased or obtained as part of loss mitigation or other risk management strategies of $1,129 million in par with carrying value of $537 million or 5.4% of fixed maturity securities as of March 31, 2013 and of $1,160 million in par with carrying value of $556 million or 5.5% of fixed maturity securities as of December 31, 2012.

Under the terms of certain credit derivative contracts, the Company has obtained the obligations referenced in the transactions and recorded such assets in fixed maturity securities in the consolidated balance sheets. Such amounts totaled $163 million, representing $196 million in par.

The following table presents the fair value of securities with third-party guaranties.

Summary of Investments with Third-Party Guarantors (1)
at Fair Value

Guarantor	As of March 31, 2013
(in millions)
National Public Finance Guarantee Corporation	$596
Ambac	499
CIFG	22
Berkshire Hathaway Assurance Corporation	5
Syncora Guarantee Inc.	3
Total	$1,125
___________________

(1)	99% of these securities had investment grade ratings based on the lower of Moody’s and S&P.

Short-term investments include securities with maturity dates equal to or less than one year at the time of purchase. The Company’s short-term investments consist of money market funds, discount notes and certain time deposits for foreign cash portfolios. Short-term investments are reported at fair value.

In connection with its assumed business, under agreements with its ceding companies and in accordance with statutory requirements, the Company maintains fixed maturity securities in trust accounts for the benefit of the ceding companies, which amounted to $371 million and $368 million as of March 31, 2013 and December 31, 2012, respectively. In addition, to fulfill state licensing requirements the Company has placed on deposit eligible securities of $24 million and $27 million as of March 31, 2013 and December 31, 2012, respectively, for the protection of the policyholders. To provide collateral for a letter of credit, the Company holds a fixed maturity investment in a segregated account equal to 120% of the letter of credit, which amounted to $3.5 million as of March 31, 2013 and December 31, 2012.

Under certain derivative contracts, the Company is required to post eligible securities as collateral. The need to post collateral under these transactions is generally based on mark-to-market valuations in excess of contractual thresholds. The fair market value of the Company’s pledged securities totaled $709 million and $660 million as of March 31, 2013 and December 31, 2012, respectively. See Note 8, Financial Guaranty Contracts Accounted for as Credit Derivatives, of the Financial Statements, for the effect of the downgrade on collateral posted.

Other Invested Assets

Assets Acquired in Refinancing Transactions

The Company has rights under certain of its financial guaranty insurance policies and indentures that allow it to accelerate the insured notes and pay claims under its insurance policies upon the occurrence of predefined events of default. To mitigate financial guaranty insurance losses, the Company elected to purchase certain outstanding insured obligations or its underlying collateral, primarily franchise loans. The refinancing vehicles obtained their funds from the proceeds of AGM-insured guaranteed investment contracts ("GICs"), issued in the ordinary course of business by the Financial Products Companies (See “—Liquidity Arrangements with respect to AGMH’s former Financial Products Business—The GIC Business” below). The refinancing vehicles are consolidated with the Company.

Investment in Portfolio Funding Company LLC I

In the third quarter of 2010, as part of loss mitigation efforts under a CDS contract insured by the Company, the Company acquired a 50% interest in Portfolio Funding Company LLC I (“PFC”). PFC owns the distribution rights of a motion picture film library. The Company accounts for its interest in PFC as an equity investment. The Company’s equity earnings in PFC are included in net change in fair value of credit derivatives, as any proceeds from the investment are used to offset the Company’s payments under its CDS contract. During First Quarter 2012, the Company received $46 million in payments of notes receivable from PFC. The Company and the CDS counterparty mutually agreed to terminate the CDS on April 25, 2013.

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

As of March 31, 2013, the aggregate accreted GIC balance was approximately $3.1 billion. As of the same date, with respect to the FSAM assets covered by the Non-Guaranteed Put Contract, the aggregate accreted principal balance was approximately $4.7 billion, the aggregate market value was approximately $4.6 billion and the aggregate market value after agreed reductions was approximately $3.1 billion. Cash and net derivative value constituted another $0.2 billion of assets. Accordingly, as of March 31, 2013, the aggregate fair value (after agreed reductions) of the assets supporting the GIC business exceeded the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business. Therefore, no posting of collateral was required under the credit support annex applicable to the Non-Guaranteed Put Contract. Under the terms of that credit support annex, the collateral posting is recalculated on a weekly basis according to the formula set forth in the credit support annex, and a collateral posting is required whenever the collateralization levels tested by the formula are not satisfied, subject to a threshold of $5 million.

To provide additional support to the GIC Issuers’ ability to pay their GIC obligations when due, Dexia affiliates have agreed to assume the risk of loss and support the payment obligations of the GIC Subsidiaries in respect of the GICs and the GIC business by providing liquidity commitments to lend against the FSAM assets. The term of the commitments will generally extend until the GICs have been paid in full. The liquidity commitments comprise:

•
an amended and restated revolving credit agreement (the “Liquidity Facility”) pursuant to which DCL and Belfius (formerly Dexia Bank Belgium SA prior to its sale by Dexia to the Belgian state in October 2011) commit to provide funds to FSAM in an amount up to $8.0 billion, which was further amended on June 15, 2012 reducing the aggregate facility size down from $8.0 billion to $4.7 billion and further reduced to $4.2 billion as of March 31, 2013 as a result of GIC amortization (approximately $1.4 billion of which was outstanding as of March 31, 2013), and

•
a master repurchase agreement (the “Repurchase Facility Agreement” and, together with the Liquidity Facility, the “Guaranteed Liquidity Facilities”) pursuant to which DCL will provide up to $3.5 billion of funds in exchange for the transfer by FSAM to DCL of FSAM securities that are not eligible to satisfy collateralization obligations of the GIC Issuers under the GICs. As of March 31, 2013, no amounts were outstanding under the Repurchase Facility Agreement.

The failure of the Dexia affiliates to perform on the Guaranteed Liquidity Facilities will trigger Dexia SA’s and DCL’s obligations to purchase FSAM assets under the Non-Guaranteed Put Contract, as described above.

Despite the execution of the Non-Guaranteed Put Contract and the Guaranteed Liquidity Facilities, and the significant portion of FSAM assets comprised of highly liquid securities backed by the full faith and credit of the United States (as of March 31, 2013, approximately 34.2% of the FSAM Assets (measured by aggregate principal balance) was in cash or were obligations backed by the full faith and credit of the United States), AGM remains subject to the risk that Dexia may not make payments or securities available (i) on a timely basis, which is referred to as “liquidity risk,” or (ii) at all, which is referred to as “credit risk,” because of the risk of default. Even if Dexia has sufficient assets to pay all amounts when due, concerns regarding Dexia’s financial condition or willingness to comply with their obligations could cause one or more rating agencies to view negatively the ability or willingness of Dexia and its affiliates to perform under their various agreements and could negatively affect AGM’s ratings.

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

One situation in which AGM may be required to pay claims in respect of AGMH's former financial products business if Dexia SA and its affiliates do not comply with their obligations is following a downgrade of the financial strength rating of AGM. Most of the GICs insured by AGM allow for the withdrawal of GIC funds in the event of a downgrade of AGM, unless the relevant GIC issuer posts collateral or otherwise enhances its credit. Most GICs insured by AGM allow for the termination of the GIC contract and a withdrawal of GIC funds at the option of the GIC holder in the event of a downgrade of AGM below a specified threshold, generally below A- by S&P or A3 by Moody's, with no right of the GIC issuer to avoid such withdrawal by posting collateral or otherwise enhancing its credit. Each GIC contract stipulates the thresholds below which the GIC issuer must post eligible collateral, along with the types of securities eligible for posting and the collateralization percentage applicable to each security type. These collateralization percentages range from 100% of the GIC balance for cash posted as collateral to, typically, 108% for asset-backed securities. The January 2013 Moody's downgrade of AGM has not resulted in any claims on the AGM GIC policies. Approximately $0.4 billion of GICs terminated as a result of the AGM downgrade and all collateral postings were satisfied with assets in the Financial Products business.

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

As of March 31, 2013, the maximum commitment amount of the Strip Coverage Facility has amortized to $987 million. As of March 31, 2013, no advances were outstanding under the Strip Coverage Facility.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for an updated sensitivity analysis for credit derivatives and expected losses on contracts accounted for as insurance. There were no material changes in market risk since December 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Assured Guaranty’s management, with the participation of AGL’s President and Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) that are effective in recording, processing, summarizing and reporting, within the time periods specified in the Commission’s rules and forms, information required to be disclosed by AGL in the reports that it files or submits under the Exchange Act and ensuring that such information is accumulated and communicated to management, including the President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2013. Based on their evaluation as of March 31, 2013 covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal controls over financial reporting during the Company’s quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

In addition, in the ordinary course of their respective businesses, certain of the Company's subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods. For example, as described in the "Recovery Litigation—RMBS Transactions," section of Note 5, Expected Loss to be Paid, of the Financial Statements, as of the date of this filing, AGC and AGM have filed complaints against certain sponsors and underwriters of RMBS securities that AGC or AGM had insured, alleging, among other claims, that such persons had breached R&W in the transaction documents, failed to cure or repurchase defective loans and/or violated state securities laws. The amounts, if any, the Company will recover in proceedings to recover losses are uncertain, and recoveries, or failure to obtain recoveries, in any one or more of these proceedings during any quarter or year could be material to the Company's results of operations in that particular quarter or year.

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

Beginning in July 2008, AGM and various other financial guarantors were named in complaints filed in the Superior Court for the State of California, City and County of San Francisco. Since that time, plaintiffs' counsel has filed amended complaints against AGM and AGC and added additional plaintiffs. As of the date of this filing, the plaintiffs with complaints against AGM and AGC, among other financial guaranty insurers, are: (a) City of Los Angeles, acting by and through the Los Angeles Department of Water and Power; (b) City of Sacramento; (c) City of Los Angeles; (d) City of Oakland; (e) City of Riverside; (f) City of Stockton; (g) County of Alameda; (h) Contra Costa County; (i) County of San Mateo; (j) Los Angeles World Airports; (k) City of Richmond; (l) Redwood City; (m) East Bay Municipal Utility District; (n) Sacramento Suburban Water District; (o) City of San Jose; (p) County of Tulare; (q) The Regents of the University of California; (r) The Redevelopment Agency of the City of Riverside; (s) The Public Financing Authority of the City of Riverside; (t) The Jewish Community Center of San Francisco; (u) The San Jose Redevelopment Agency; (v) The Redevelopment Agency of the City of Stockton; (w) The Public Financing Authority of the City of Stockton; and (x) The Olympic Club. Complaints filed by the City and County of San Francisco and the Sacramento Municipal Utility District were subsequently dismissed as to AGM and AGC. These complaints allege that the financial guaranty insurer defendants (i) participated in a conspiracy in violation of California's antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and created market demand for municipal bond insurance, (ii) participated in risky financial transactions in other lines of business that damaged each insurer's financial condition (thereby undermining the value of each of their guaranties), and (iii) failed to adequately disclose the impact of those transactions on their financial condition. In addition to their antitrust claims, various plaintiffs in these actions assert claims for breach of the covenant of good faith and fair dealing, fraud, unjust enrichment, negligence, and negligent misrepresentation. At hearings held in July and October 2011 relating to AGM, AGC and the other defendants' demurrer, the court overruled the demurrer on the following claims: breach of contract, violation of California's antitrust statute and of its unfair business practices law, and fraud. The remaining claims were dismissed. On December 2, 2011, AGM, AGC and the other bond insurer defendants filed an anti-SLAPP ("Strategic Lawsuit Against Public

Participation") motion to strike the complaints under California's Code of Civil Procedure. On May 1, 2012, the court ruled in favor of the bond insurer defendants on the first stage of the anti-SLAPP motion as to the causes of action arising from the alleged conspiracy, but denied the motion as to those causes of action based on transaction specific representations and omissions about the bond insurer defendants' credit ratings and financial health. The court held hearings on the second prong of the anti-SLAPP motion on March 21, 2013 and April 22, 2013.  At the March 21, 2013 hearing, the court issued an oral ruling that, under the second prong of the anti-SLAPP motion, there has been no showing of an antitrust act claim against the defendants.  At the April 22, 2013 hearing, the court issued another oral ruling that, under the second prong of the anti-SLAPP motion, plaintiffs had offered sufficient evidence of a claim under California's Unfair Competition Law and denied defendants' motion to strike. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys’ fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss, if any, that may arise from these lawsuits.

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

On November 28, 2011, Lehman Brothers International (Europe) (in administration) ("LBIE") sued AG Financial Products Inc. ("AGFP"), an affiliate of AGC which in the past had provided credit protection to counterparties under credit default swaps. AGC acts as the credit support provider of AGFP under these credit default swaps. LBIE's complaint, which was filed in the Supreme Court of the State of New York, alleged that AGFP improperly terminated nine credit derivative transactions between LBIE and AGFP and improperly calculated the termination payment in connection with the termination of 28 other credit derivative transactions between LBIE and AGFPs. With respect to the 28 credit derivative transactions, AGFP calculated that LBIE owes AGFP approximately $25 million, whereas LBIE asserted in the complaint that AGFP owes LBIE a termination payment of approximately $1.4 billion. On February 3, 2012, AGFP filed a motion to dismiss certain of the counts in the complaint, and on March 15, 2013, the court granted AGFP's motion to dismiss the count relating to improper termination of the nine credit derivative transactions and denied AGFP's motion to dismiss the count relating to the remaining transactions. The decision is subject to appeal. The Company cannot reasonably estimate the possible loss, if any, that may arise from this lawsuit.

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

Five of these cases named both AGMH and AGM: (a) Hinds County, Mississippi v. Wachovia Bank, N.A.; (b) Fairfax County, Virginia v. Wachovia Bank, N.A.; (c) Central Bucks School District, Pennsylvania v. Wachovia Bank, N.A.; (d) Mayor and City Council of Baltimore, Maryland v. Wachovia Bank, N.A.; and (e) Washington County, Tennessee v. Wachovia Bank, N.A. In April 2009, the MDL 1950 court granted the defendants' motion to dismiss on the federal claims, but granted leave for the plaintiffs to file a second amended complaint. In June 2009, interim lead plaintiffs' counsel filed a Second Consolidated Amended Class Action Complaint; although the Second Consolidated Amended Class Action Complaint currently describes some of AGMH's and AGM's activities, it does not name those entities as defendants. In March 2010, the MDL 1950 court denied the named defendants' motions to dismiss the Second Consolidated Amended Class Action Complaint. In March 2013, the putative class plaintiffs served a Third Consolidated Amended Class Action Complaint that does not list AGMH or AGM. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees and other costs. The Company cannot reasonably estimate the possible loss, if any, or range of loss that may arise from these lawsuits.

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

Refer to “Risk Factors" under Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to the risk factors disclosed in such Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during First Quarter 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program(2)
January 1 - January 31	—	$—	—	$200,000,000
February 1 - February 28	—	$—	—	$200,000,000
March 1 - March 31	1,914,566	$20.46	1,914,566	$160,837,418
Total	1,914,566	$20.46	1,914,566
____________________

(1)	On January 18, 2013, the Company's Board of Directors authorized a $200 million share repurchase program.

(2)	Excludes commissions.

ITEM 6.	EXHIBITS.

See Exhibit Index for a list of exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURED GUARANTY LTD. (Registrant)

Dated May 10, 2013	By:	/s/ ROBERT A. BAILENSON

Robert A. Bailenson Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	2013 Form of Executive Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan*
10.2	2013 Form of Executive Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan *
10.3	2013 Form of Executive Performance-Based Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan *
10.4	Terms of Performance Retention Award Four Year Installment Vesting Granted on February 7, 2013 for Participants Subject to $1 million Limit *
10.5	Assured Guaranty Ltd. Employee Stock Purchase Plan, as amended through the second amendment *
10.6	Director Compensation Summary *
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.1
The following financial information from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the Three Months ended March 31, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the Three Months ended March 31, 2013 and 2012 (iv) Consolidated Statement of Shareholders’ Equity for the Three Months ended March 31, 2013; (v) Consolidated Statements of Cash Flows for the Three Months ended March 31, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.

*Management contract or compensatory plan