Form 10-Q
period 2013-06-30
ASSURED GUARANTY LTD
filed 2013-08-09
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
The number of registrant’s Common Shares ($0.01 par value) outstanding as of August 1, 2013 was 182,986,125 (includes 48,273 unvested restricted shares).

ASSURED GUARANTY LTD.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Assured Guaranty Ltd.

Consolidated Balance Sheets (unaudited)

(dollars in millions except per share and share amounts)

	As of June 30, 2013	As of December 31, 2012
Assets
Investment portfolio:
Fixed maturity securities, available-for-sale, at fair value (amortized cost of $9,267 and $9,346)	$9,564	$10,056
Short term investments, at fair value	943	817
Other invested assets	130	212
Total investment portfolio	10,637	11,085
Cash	143	138
Premiums receivable, net of ceding commissions payable	915	1,005
Ceded unearned premium reserve	510	561
Deferred acquisition costs	125	116
Reinsurance recoverable on unpaid losses	60	58
Salvage and subrogation recoverable	331	456
Credit derivative assets	101	141
Deferred tax asset, net	850	721
Financial guaranty variable interest entities’ assets, at fair value	2,674	2,688
Other assets	262	273
Total assets	$16,608	$17,242
Liabilities and shareholders’ equity
Unearned premium reserve	$4,812	$5,207
Loss and loss adjustment expense reserve	564	601
Reinsurance balances payable, net	188	219
Long-term debt	827	836
Credit derivative liabilities	2,349	1,934
Financial guaranty variable interest entities’ liabilities with recourse, at fair value	1,940	2,090
Financial guaranty variable interest entities’ liabilities without recourse, at fair value	1,134	1,051
Other liabilities	310	310
Total liabilities	12,124	12,248
Commitments and contingencies (See Note 14)
Common stock ($0.01 par value, 500,000,000 shares authorized; 182,901,083 and 194,003,297 shares issued and outstanding)	2	2
Additional paid-in capital	2,483	2,724
Retained earnings	1,786	1,749
Accumulated other comprehensive income, net of tax of $83 and $198	209	515
Deferred equity compensation (320,193 and 320,193 shares)	4	4
Total shareholders’ equity	4,484	4,994
Total liabilities and shareholders’ equity	$16,608	$17,242

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Operations (unaudited)

(dollars in millions except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Net earned premiums	$163	$219	$411	$413
Net investment income	93	101	187	199
Net realized investment gains (losses):
Other-than-temporary impairment losses	(16)	(9)	(17)	(37)
Less: portion of other-than-temporary impairment loss recognized in other comprehensive income	(9)	(7)	(5)	(30)
Other net realized investment gains (losses)	9	(1)	42	5
Net realized investment gains (losses)	2	(3)	30	(2)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	(86)	(23)	(68)	(80)
Net unrealized gains (losses)	160	284	(450)	(350)
Net change in fair value of credit derivatives	74	261	(518)	(430)
Fair value gains (losses) on committed capital securities	(3)	4	(13)	(10)
Fair value gains (losses) on financial guaranty variable interest entities	143	168	213	127
Other income	(7)	5	(21)	96
Total revenues	465	755	289	393
Expenses
Loss and loss adjustment expenses	62	118	14	360
Amortization of deferred acquisition costs	1	5	4	10
Interest expense	21	25	42	50
Other operating expenses	52	53	112	115
Total expenses	136	201	172	535
Income (loss) before income taxes	329	554	117	(142)
Provision (benefit) for income taxes
Current	3	(29)	58	0
Deferred	107	206	(16)	(36)
Total provision (benefit) for income taxes	110	177	42	(36)
Net income (loss)	$219	$377	$75	$(106)

Earnings per share:
Basic	$1.17	$2.02	$0.39	$(0.58)
Diluted	$1.16	$2.01	$0.39	$(0.58)
Dividends per share	$0.10	$0.09	$0.20	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Comprehensive Income (unaudited)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$219	$377	$75	$(106)
Unrealized holding gains (losses) arising during the period on:
Investments with no other-than-temporary impairment, net of tax provision (benefit) of $(79), $8, $(98), and $27	(219)	32	(269)	74
Investments with other-than-temporary impairment, net of tax provision (benefit) of $(7), $(1), $(15) and $(8)	(16)	(4)	(32)	(18)
Unrealized holding gains (losses) arising during the period, net of tax	(235)	28	(301)	56
Less: reclassification adjustment for gains (losses) included in net income (loss), net of tax provision (benefit) of $0, $(4), $(2) and $(5)	2	(4)	(1)	(5)
Change in net unrealized gains on investments	(237)	32	(300)	61
Other, net of tax provision	(1)	(1)	(6)	1
Other comprehensive income (loss)	$(238)	$31	$(306)	$62
Comprehensive income (loss)	$(19)	$408	$(231)	$(44)

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Shareholders’ Equity (unaudited)

For the Six Months Ended June 30, 2013

(dollars in millions, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2012	194,003,297	$2	$2,724	$1,749	$515	$4	$4,994
Net income	—	—	—	75	—	—	75
Dividends ($0.20 per share)	—	—	—	(38)	—	—	(38)
Common stock repurchases	(11,489,529)	0	(244)	—	—	—	(244)
Share-based compensation and other	387,315	0	3	—	—	—	3
Other comprehensive loss	—	—	—	—	(306)	—	(306)
Balance at June 30, 2013	182,901,083	$2	$2,483	$1,786	$209	$4	$4,484

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Cash Flows (unaudited)

(in millions)

	Six Months Ended June 30,
	2013	2012
Net cash flows provided by (used in) operating activities	$122	$162
Investing activities
Fixed maturity securities:
Purchases	(987)	(924)
Sales	632	526
Maturities	446	515
Net sales (purchases) of short-term investments	(126)	(108)
Net proceeds from paydowns on financial guaranty variable interest entities’ assets	440	283
Acquisition of MAC, net of cash acquired	—	(91)
Other	67	72
Net cash flows provided by (used in) investing activities	472	273
Financing activities
Proceeds from issuance of common stock	—	173
Dividends paid	(38)	(33)
Repurchases of common stock	(244)	(24)
Share activity under option and incentive plans	(1)	(2)
Net paydowns of financial guaranty variable interest entities’ liabilities	(289)	(389)
Repayment of long-term debt	(13)	(196)
Net cash flows provided by (used in) financing activities	(585)	(471)
Effect of exchange rate changes	(4)	(4)
Increase (decrease) in cash	5	(40)
Cash at beginning of period	138	215
Cash at end of period	$143	$175
Supplemental cash flow information
Cash paid (received) during the period for:
Income taxes	$69	$(16)
Interest	$38	$47
The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (unaudited)

June 30, 2013

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

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and, in the opinion of management, reflect all adjustments that are of a normal recurring nature, necessary for a fair statement of the financial condition, results of operations and cash flows of the Company and its consolidated financial guaranty variable interest entities (“FG VIEs”) for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited interim consolidated financial statements are as of June 30, 2013 and cover the three-month period ended June 30, 2013 ("Second Quarter 2013") and the three-month period ended June 30, 2012 ("Second Quarter

2012"), six-month period ended June 30, 2013 ("Six Months 2013") and the six-month period ended June 30, 2012 ("Six Months 2012"). Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted.The year-end balance sheet data was derived from audited financial statements.

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

As of the date of this filing, following a series of transactions in July 2013 to capitalize a new insurance subsidiary, the Company's principal insurance company subsidiaries are:

•	Assured Guaranty Municipal Corp. ("AGM"), domiciled in New York;

•	Assured Guaranty Corp. ("AGC"), domiciled in Maryland;

•	Municipal Assurance Corporation ("MAC"), domiciled in New York, which commenced underwriting U.S. public finance business in August 2013;

•	Assured Guaranty (Europe) Ltd., organized in the United Kingdom; and

•	Assured Guaranty Re Ltd. (“AG Re”), domiciled in Bermuda.

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

In the last several years, Standard & Poor’s Ratings Services (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”) have downgraded the financial strength ratings of the Company’s insurance subsidiaries. On January 17, 2013, Moody’s downgraded the financial strength rating of AGM to A2 from Aa3, the financial strength rating of AGC to A3 from Aa3, and the financial strength rating of AG Re to Baa1 from A1. In the same rating action, Moody's also downgraded the senior unsecured debt ratings of AGUS and AGMH to Baa2 from A3. While the outlook for the ratings from S&P and Moody's is stable, there can be no assurance that S&P and Moody's will not take further action on the Company’s ratings. For a discussion of the effect of rating actions on the Company, see the following:

•	Note 5, Expected Loss to be Paid

•	Note 8, Financial Guaranty Contracts Accounted for as Credit Derivatives

•	Note 13, Reinsurance and Other Monoline Exposures

•	Note 15, Long Term Debt and Credit Facilities (regarding the impact on the Company's insured leveraged lease transactions)

In July 2013, MAC was assigned a financial strength rating of AA+ (stable outlook) from Kroll Bond Rating Agency and of AA- (stable outlook) from S&P.

Significant Transactions

•
In 2013, the Company was authorized to repurchase a total of $315 million of its common shares. From this authorization, the Company repurchased 1.9 million common shares for a total of $39 million in first quarter 2013 and 9.6 million common shares for a total of $205 million in Second Quarter 2013, including 5.0 million common shares purchased on June 5, 2013 from funds associated with WL Ross & Co. LLC and its affiliates (collectively, the “WLR Funds”) and Wilbur L. Ross, Jr., a director of the Company, for $109.7 million. This share purchase reduced the WLR Funds’ and Mr. Ross’s ownership of Assured Guaranty’s common shares to approximately 14.9 million common shares, or to approximately 8% of Assured Guaranty’s total common shares outstanding, from approximately 10.5% of such outstanding common shares. The purchase of these shares was funded with existing funds and was part of Assured Guaranty’s previously announced common share repurchase plan. After giving effect to the share repurchases in first quarter 2013 and Second Quarter 2013, approximately $71 million remains available under the Company's common share repurchase authorization.

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

•
On June 21, 2013, AGM entered into a settlement agreement with Flagstar Bank in connection with its litigation for breach of contract against Flagstar on the Flagstar Home Equity Loan Trust, Series 2005-1 and Series 2006-2 second lien transactions. The agreement followed judgments by the court in February and April 2013 in favor of AGM, which Flagstar had planned to appeal. As part of the settlement, AGM received a cash payment of $105 million and Flagstar withdrew its appeal. Flagstar also will reimburse AGM in full for all future claims on AGM’s financial guaranty insurance policies for such transactions. This settlement resolved all RMBS claims that AGM had asserted against Flagstar and each party agreed to release the other from any and all other future RMBS-related claims between them.

•
In August 2013, AGC entered into a settlement agreement with a representations and warranties ("R&W") provider that resolved AGC’s claims relating to specified RMBS transactions that AGC had insured and AGM reached an agreement in principle with a servicer of certain RMBS transactions that AGM had insured.

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

Debt Service Outstanding

	Gross Debt Service Outstanding		Net Debt Service Outstanding
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	(in millions)
Public finance	$678,792	$722,562	$637,104	$677,369
Structured finance	97,754	112,388	90,893	104,811
Total financial guaranty	$776,546	$834,950	$727,997	$782,180

In addition to the amounts shown in the table above, the Company’s net mortgage guaranty insurance in force was approximately $148 million as of June 30, 2013. The net mortgage guaranty insurance in force is assumed excess of loss business written between 2004 and 2006 and comprises $137 million covering loans originated in Ireland and $11 million covering loans originated in the United Kingdom ("U.K.").

Financial Guaranty Portfolio by Internal Rating
As of June 30, 2013

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$4,311	1.2%	$1,657	4.9%	$36,292	55.5%	$11,079	65.8%	$53,339	11.0%
AA	115,820	31.2	487	1.4	9,808	15.0	669	4.0	126,784	26.0
A	202,440	54.6	8,965	26.6	2,872	4.4	863	5.1	215,140	44.2
BBB	43,554	11.7	20,701	61.5	3,526	5.4	2,313	13.7	70,094	14.4
Below-investment-grade (“BIG”)	4,930	1.3	1,890	5.6	12,898	19.7	1,914	11.4	21,632	4.4
Total net par outstanding	$371,055	100.0%	$33,700	100.0%	$65,396	100.0%	$16,838	100.0%	$486,989	100.0%

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2012

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$4,502	1.2%	$1,706	4.5%	$42,187	56.5%	$13,169	66.8%	$61,564	11.9%
AA	124,525	32.1	875	2.3	9,589	12.8	722	3.7	135,711	26.1
A	210,124	54.1	9,781	26.1	4,670	6.2	1,409	7.2	225,984	43.4
BBB	44,213	11.4	22,885	61.0	3,717	5.0	2,427	12.3	73,242	14.1
BIG	4,603	1.2	2,293	6.1	14,532	19.5	1,964	10.0	23,392	4.5
Total net par outstanding	$387,967	100.0%	$37,540	100.0%	$74,695	100.0%	$19,691	100.0%	$519,893	100.0%

The Company classifies those portions of risks benefiting from reimbursement obligations collateralized, or expected to be collateralized, by eligible assets held in trust in acceptable reimbursement structures as the higher of 'AA' or their current internal rating.

Securities purchased for loss mitigation purposes, which are generally rated BIG, represented $1,193 million and $1,133 million of gross par outstanding as of June 30, 2013 and December 31, 2012, respectively. In addition, under the terms of certain credit derivative contracts, the referenced obligations in such contracts have been delivered to the Company and recorded in other invested assets in the consolidated balance sheets. Such amounts totaled $219 million and $220 million in gross par outstanding as of June 30, 2013 and December 31, 2012, respectively.

In addition to amounts shown in the tables above, the Company had outstanding commitments to provide guaranties of $1.0 billion for structured finance and $1.5 billion for public finance obligations at June 30, 2013. The structured finance commitments include the unfunded component of pooled corporate and other transactions. Public finance commitments typically relate to primary and secondary public finance debt issuances. The expiration dates for the public finance commitments range between July 1, 2013 and February 25, 2017, with $1.4 billion expiring prior to December 31, 2013. The commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

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

Net Economic Exposure to Selected European Countries(1)
June 30, 2013

	Greece	Hungary (2)	Ireland	Italy	Portugal	Spain (2)	Total
	(in millions)
Sovereign and sub-sovereign exposure:
Public finance	$—	$—	$—	$981	$102	$261	$1,344
Infrastructure finance	—	413	23	83	97	167	783
Sub-total	—	413	23	1,064	199	428	2,127
Non-sovereign exposure:
Regulated utilities	—	—	—	215	—	0	215
RMBS	—	214	137	479	—	—	830
Commercial receivables	—	1	12	59	14	3	89
Pooled corporate	22	—	172	224	15	499	932
Sub-total	22	215	321	977	29	502	2,066
Total	$22	$628	$344	$2,041	$228	$930	$4,193
Total BIG	$—	$591	$7	$2	$118	$412	$1,130
 ____________________
(1)                             While the Company’s exposures are shown in U.S. dollars, the obligations the Company insures are in various currencies, including U.S. dollars, Euros and British pounds sterling. Included in the table above is $137 million of reinsurance assumed on a 2004 - 2006 pool of Irish residential mortgages that is part of the Company’s remaining legacy mortgage reinsurance business. One of the residential mortgage-backed securities included in the table above includes residential mortgages in both Italy and Germany, and only the portion of the transaction equal to the portion of the original mortgage pool in Italian mortgages is shown in the table.

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

Financial Guaranty Exposures
(Insurance and Credit Derivative Form)
As of June 30, 2013

	BIG Net Par Outstanding				Net Par	BIG Net Par as a % of Total Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding	Outstanding
			(in millions)
First lien U.S. RMBS:
Prime first lien	$26	$406	$10	$442	$595	0.1%
Alt-A first lien	94	1,834	1,394	3,322	4,258	0.7
Option ARM	17	369	314	700	1,212	0.1
Subprime	168	1,162	1,023	2,353	6,894	0.5
Second lien U.S. RMBS:
Closed end second lien	—	20	301	321	428	0.1
Home equity lines of credit (“HELOCs”)	130	24	2,326	2,480	2,881	0.5
Total U.S. RMBS	435	3,815	5,368	9,618	16,268	2.0
Trust preferred securities (“TruPS”)	1,488	—	924	2,412	5,223	0.5
Other structured finance	1,177	439	1,166	2,782	60,743	0.5
U.S. public finance	3,389	659	882	4,930	371,055	1.0
Non-U.S. public finance	992	898	—	1,890	33,700	0.4
Total	$7,481	$5,811	$8,340	$21,632	$486,989	4.4%

 Financial Guaranty Exposures
(Insurance and Credit Derivative Form)
As of December 31, 2012

	BIG Net Par Outstanding				Net Par	BIG Net Par as a % of Total Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding	Outstanding
			(in millions)
First lien U.S. RMBS:
Prime first lien	$28	$436	$11	$475	$641	0.1%
Alt-A first lien	109	1,987	1,479	3,575	4,589	0.7
Option ARM	61	392	643	1,096	1,550	0.2
Subprime (including net interest margin securities)	152	1,161	1,024	2,337	7,330	0.4
Second lien U.S. RMBS:
Closed end second lien	—	247	157	404	521	0.1
HELOCs	91	—	2,627	2,718	3,196	0.5
Total U.S. RMBS	441	4,223	5,941	10,605	17,827	2.0
TruPS	1,920	—	952	2,872	5,693	0.6
Other structured finance	1,310	384	1,325	3,019	70,866	0.6
U.S. public finance	3,290	500	813	4,603	387,967	0.9
Non-U.S. public finance	2,293	—	—	2,293	37,540	0.4
Total	$9,254	$5,107	$9,031	$23,392	$519,893	4.5%

Below-Investment-Grade Credits
By Category
As of June 30, 2013

	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$5,976	$1,505	$7,481	144	27	171
Category 2	3,309	2,502	5,811	83	25	108
Category 3	6,549	1,791	8,340	148	31	179
Total BIG	$15,834	$5,798	$21,632	375	83	458

 Below-Investment-Grade Credits
By Category
As of December 31, 2012

	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$7,049	$2,205	$9,254	153	30	183
Category 2	2,606	2,501	5,107	76	27	103
Category 3	7,028	2,003	9,031	142	32	174
Total BIG	$16,683	$6,709	$23,392	371	89	460
_____________________
(1)    Includes net par outstanding for FG VIEs.

(2)	A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making Debt Service payments.

4.	Financial Guaranty Insurance Premiums

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

Net Earned Premiums

	Second Quarter		Six Months
	2013	2012	2013	2012
	(in millions)
Scheduled net earned premiums	$113	$145	$241	$297
Acceleration of premium earnings	46	68	159	105
Accretion of discount on net premiums receivable	3	6	10	11
Total financial guaranty insurance	162	219	410	413
Other	1	0	1	0
Total net earned premiums(1)	$163	$219	$411	$413
 ___________________

(1)	Excludes $15 million and $16 million for Second Quarter 2013 and 2012, respectively, and $33 million and $33 million for the Six Months 2013 and 2012, respectively, related to consolidated FG VIEs.

Components of Unearned Premium Reserve

	As of June 30, 2013			As of December 31, 2012
	Gross	Ceded	Net(1)	Gross	Ceded	Net(1)
	(in millions)
Deferred premium revenue:
Financial guaranty	$4,941	$533	$4,408	$5,349	$586	$4,763
Other	6	—	6	7	—	7
Total deferred premium revenue	$4,947	$533	$4,414	$5,356	$586	$4,770
Contra-paid	(135)	(23)	(112)	(149)	(25)	(124)
Total	$4,812	$510	$4,302	$5,207	$561	$4,646
 ____________________

(1)	Excludes $210 million and $262 million of deferred premium revenue, and $58 million and $98 million of contra-paid related to FG VIEs as of June 30, 2013 and December 31, 2012, respectively.

Gross Premium Receivable, Net of Ceding Commissions Roll Forward

	Six Months
	2013	2012
	(in millions)
Balance beginning of period	$1,005	$1,003
Premium written, net of ceding commissions	32	103
Premium payments received, net of ceding commissions	(109)	(167)
Adjustments:
Changes in the expected term of financial guaranty insurance contracts	1	19
Accretion of discount, net of ceding commissions	13	13
Foreign exchange translation	(27)	(1)
Consolidation of FG VIEs	—	(5)
Other adjustments	—	(1)
Balance, end of period (1)	$915	$964
____________________

(1)	Excludes $20 million and $32 million as of June 30, 2013 and June 30, 2012, respectively, related to consolidated FG VIEs.

Gains or losses due to foreign exchange rate changes relate to installment premium receivables denominated in currencies other than the U.S. dollar. Approximately 46%, 47% and 49% of installment premiums at June 30, 2013, December 31, 2012 and June 30, 2012, respectively, are denominated in currencies other than the U.S. dollar, primarily Euro and British Pound Sterling.

The timing and cumulative amount of actual collections may differ from expected collections in the tables below due to factors such as foreign exchange rate fluctuations, counterparty collectability issues, accelerations, commutations and changes in expected lives.

Expected Collections of Gross Premiums Receivable,
Net of Ceding Commissions (Undiscounted)

June 30, 2013
(in millions)
2013 (July 1 – September 30)	$39
2013 (October 1 – December 31)	34
2014	104
2015	91
2016	85
2017	78
2018-2022	307
2023-2027	190
2028-2032	129
After 2032	147
Total(1)	$1,204
 ____________________

(1)	Excludes expected cash collections on FG VIEs of $25 million.

Scheduled Net Earned Premiums
Financial Guaranty Insurance Contracts

As of June 30, 2013
(in millions)
2013 (July 1 - September 30)	$119
2013 (October 1–December 31)	113
Subtotal 2013	232
2014	427
2015	374
2016	338
2017	302
2018 - 2022	1,161
2023 - 2027	731
2028 - 2032	436
After 2032	407
Total present value basis(1)	4,408
Discount	247
Total future value	$4,655
 ____________________

(1)	Excludes scheduled net earned premiums on consolidated FG VIEs of $210 million.

Selected Information for Policies Paid in Installments

	As of June 30, 2013	As of December 31, 2012
	(dollars in millions)
Premiums receivable, net of ceding commission payable	$915	$1,005
Gross deferred premium revenue	1,725	1,908
Weighted-average risk-free rate used to discount premiums	3.4%	3.5%
Weighted-average period of premiums receivable (in years)	9.4	9.6

5.	Expected Loss to be Paid

The following table presents a roll forward of the present value of net expected loss to be paid for all contracts, whether accounted for as insurance, credit derivatives or FG VIEs, by sector after the benefit for contractual and expected breaches of R&W. The Company used weighted average risk-free rates for U.S. dollar denominated obligations, which ranged from 0.0% to 4.03% as of June 30, 2013 and 0.0% to 3.28% as of December 31, 2012.

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward
Second Quarter 2013

	Net Expected Loss to be Paid as of March 31, 2013	Economic Loss Development	(Paid) Recovered Losses(1)	Net Expected Loss to be Paid as of June 30, 2013
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$11	$7	$—	$18
Alt-A first lien	313	(7)	(18)	288
Option ARM	(327)	21	286	(20)
Subprime	263	23	(12)	274
Total first lien	260	44	256	560
Second lien:
Closed-end second lien	(21)	6	1	(14)
HELOCs	(122)	(31)	56	(97)
Total second lien	(143)	(25)	57	(111)
Total U.S. RMBS	117	19	313	449
TruPS	23	1	9	33
Other structured finance	307	(24)	(125)	158
U.S. public finance	(9)	87	(7)	71
Non-U.S public finance	62	4	—	66
Other	(13)	—	10	(3)
Total	$487	$87	$200	$774

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward
Second Quarter 2012

	Net Expected Loss to be Paid as of March 31, 2012	Economic Loss Development	(Paid) Recovered Losses(1)	Net Expected Loss to be Paid as of June 30, 2012
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$2	$2	$—	$4
Alt-A first lien	268	15	38	321
Option ARM	119	11	(127)	3
Subprime	248	10	(22)	236
Total first lien	637	38	(111)	564
Second lien:
Closed-end second lien	(101)	(1)	73	(29)
HELOCs	(43)	14	(35)	(64)
Total second lien	(144)	13	38	(93)
Total U.S. RMBS	493	51	(73)	471
TruPS	58	(7)	(1)	50
Other structured finance	296	32	(8)	320
U.S. public finance	33	35	(9)	59
Non-U.S public finance	303	(16)	15	302
Other	2	(6)	—	(4)
Total	$1,185	$89	$(76)	$1,198

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward
Six Months 2013

	Net Expected Loss to be Paid as of December 31, 2012	Economic Loss Development	(Paid) Recovered Losses(1)	Net Expected Loss to be Paid as of June 30, 2013
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$6	$13	$(1)	$18
Alt-A first lien	315	2	(29)	288
Option ARM	(131)	(117)	228	(20)
Subprime	242	48	(16)	274
Total first lien	432	(54)	182	560
Second lien:
Closed-end second lien	(39)	7	18	(14)
HELOCs	(111)	(34)	48	(97)
Total second lien	(150)	(27)	66	(111)
Total U.S. RMBS	282	(81)	248	449
TruPS	27	(2)	8	33
Other structured finance	312	(26)	(128)	158
U.S. public finance	7	94	(30)	71
Non-U.S public finance	52	14	—	66
Other	(3)	(10)	10	(3)
Total	$677	$(11)	$108	$774

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward
Six Months 2012

	Net Expected Loss to be Paid as of December 31, 2011	Economic Loss Development	(Paid) Recovered Losses(1)	Net Expected Loss to be Paid as of June 30, 2012
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$2	$2	$—	$4
Alt-A first lien	295	13	13	321
Option ARM	210	9	(216)	3
Subprime	241	26	(31)	236
Total first lien	748	50	(234)	564
Second lien:
Closed-end second lien	(86)	(4)	61	(29)
HELOCs	(31)	22	(55)	(64)
Total second lien	(117)	18	6	(93)
Total U.S. RMBS	631	68	(228)	471
TruPS	64	(11)	(3)	50
Other structured finance	342	10	(32)	320
U.S. public finance	16	58	(15)	59
Non-U.S public finance	51	182	69	302
Other	2	(6)	—	(4)
Total	$1,106	$301	$(209)	$1,198
 ____________________

(1)
Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded in reinsurance recoverable on paid losses included in other assets.

Net Expected Recoveries from
Breaches of R&W Rollforward
Second Quarter 2013

	Future Net R&W Benefit as of March 31, 2013	R&W Development and Accretion of Discount During Second Quarter 2013	R&W Recovered During Second Quarter 2013(1)	Future Net R&W Benefit as of June 30, 2013(2)
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$4	$—	$—	$4
Alt-A first lien	362	(5)	(9)	348
Option ARM	690	13	(410)	293
Subprime	113	(5)	—	108
Total first lien	1,169	3	(419)	753
Second lien:
Closed end second lien	108	(3)	(3)	102
HELOC	161	51	(103)	109
Total second lien	269	48	(106)	211
Total	$1,438	$51	$(525)	$964

Net Expected Recoveries from
Breaches of R&W Rollforward
Second Quarter 2012

	Future Net R&W Benefit as of March 31, 2012	R&W Development and Accretion of Discount During Second Quarter 2012	R&W Recovered During Second Quarter 2012(1)	Future Net R&W Benefit as of June 30, 2012 (2)
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$4	$—	$—	$4
Alt-A first lien	433	17	(63)	387
Option ARM	735	34	(58)	711
Subprime	96	(3)	—	93
Total first lien	1,268	48	(121)	1,195
Second lien:
Closed end second lien	222	—	(85)	137
HELOC	141	(2)	(17)	122
Total second lien	363	(2)	(102)	259
Total	$1,631	$46	$(223)	$1,454
____________________

(1)	Gross amounts recovered were $543 million and $234 million for Second Quarter 2013 and 2012, respectively.

(2)	Includes excess spread that the Company will receive as salvage as a result of a settlement agreement with an R&W provider.

Net Expected Recoveries from
Breaches of R&W Rollforward
Six Months 2013

	Future Net R&W Benefit as of December 31, 2012	R&W Development and Accretion of Discount During 2013	R&W Recovered During 2013(1)	Future Net R&W Benefit as of June 30, 2013(2)
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$4	$—	$—	$4
Alt-A first lien	378	(13)	(17)	348
Option ARM	591	166	(464)	293
Subprime	109	(1)	—	108
Total first lien	1,082	152	(481)	753
Second lien:
Closed end second lien	138	(12)	(24)	102
HELOC	150	68	(109)	109
Total second lien	288	56	(133)	211
Total	$1,370	$208	$(614)	$964

Net Expected Recoveries from
Breaches of R&W Rollforward
Six Months 2012

	Future Net R&W Benefit as of December 31, 2011	R&W Development and Accretion of Discount During 2012	R&W Recovered During 2012(1)	Future Net R&W Benefit as of June 30, 2012(2)
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$3	$1	$—	$4
Alt-A first lien	407	44	(64)	387
Option ARM	725	62	(76)	711
Subprime	101	(8)	—	93
Total first lien	1,236	99	(140)	1,195
Second lien:
Closed end second lien	224	(2)	(85)	137
HELOC	190	—	(68)	122
Total second lien	414	(2)	(153)	259
Total	$1,650	$97	$(293)	$1,454
____________________

(1)	Gross amounts recovered were $635 million and $311 million for Six Months 2013 and 2012, respectively.

(2)	Includes excess spread that the Company will receive as salvage as a result of a settlement agreement with an R&W provider.

The following tables present the present value of net expected loss to be paid for all contracts by accounting model, by sector and after the benefit for estimated and contractual recoveries for breaches of R&W.

Net Expected Loss to be Paid
By Accounting Model
As of June 30, 2013

	Financial Guaranty Insurance	FG VIEs(1)	Credit Derivatives	Total
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$3	$—	$15	$18
Alt-A first lien	138	26	124	288
Option ARM	(30)	3	7	(20)
Subprime	124	69	81	274
Total first lien	235	98	227	560
Second lien:
Closed-end second lien	(38)	26	(2)	(14)
HELOCs	(4)	(93)	—	(97)
Total second lien	(42)	(67)	(2)	(111)
Total U.S. RMBS	193	31	225	449
TruPS	3	—	30	33
Other structured finance	199	—	(41)	158
U.S. public finance	71	—	—	71
Non-U.S. public finance	64	—	2	66
Subtotal	$530	$31	$216	777
Other				(3)
Total				$774

Net Expected Loss to be Paid
By Accounting Model
As of December 31, 2012

	Financial Guaranty Insurance	FG VIEs(1)	Credit Derivatives	Total
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$4	$—	$2	$6
Alt-A first lien	164	27	124	315
Option ARM	(114)	(37)	20	(131)
Subprime	118	50	74	242
Total first lien	172	40	220	432
Second lien:
Closed-end second lien	(60)	31	(10)	(39)
HELOCs	56	(167)	—	(111)
Total second lien	(4)	(136)	(10)	(150)
Total U.S. RMBS	168	(96)	210	282
TruPS	1	—	26	27
Other structured finance	224	—	88	312
U.S. public finance	7	—	—	7
Non-U.S. public finance	51	—	1	52
Subtotal	$451	$(96)	$325	680
Other				(3)
Total				$677
___________________
(1)    Refer to Note 9, Consolidation of Variable Interest Entities.

The following tables present the net economic loss development for all contracts by accounting model, by sector and after the benefit for estimated and contractual recoveries for breaches of R&W.

Net Economic Loss Development
By Accounting Model
Second Quarter 2013

	Financial Guaranty Insurance	FG VIEs(1)	Credit Derivatives(2)	Total
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$(1)	$—	$8	$7
Alt-A first lien	(12)	1	4	(7)
Option ARM	15	4	2	21
Subprime	3	16	4	23
Total first lien	5	21	18	44
Second lien:
Closed-end second lien	(7)	2	11	6
HELOCs	(10)	(22)	1	(31)
Total second lien	(17)	(20)	12	(25)
Total U.S. RMBS	(12)	1	30	19
TruPS	0	—	1	1
Other structured finance	(9)	—	(15)	(24)
U.S. public finance	87	—	—	87
Non-U.S. public finance	4	—	—	4
Subtotal	$70	$1	$16	87
Other				—
Total				$87

Net Economic Loss Development
By Accounting Model
Second Quarter 2012

	Financial Guaranty Insurance	FG VIEs(1)	Credit Derivatives(2)	Total
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$—	$—	$2	$2
Alt-A first lien	(4)	27	(8)	15
Option ARM	80	(79)	10	11
Subprime	(6)	17	(1)	10
Total first lien	70	(35)	3	38
Second lien:
Closed-end second lien	(62)	59	2	(1)
HELOCs	(71)	85	—	14
Total second lien	(133)	144	2	13
Total U.S. RMBS	(63)	109	5	51
TruPS	(1)	—	(6)	(7)
Other structured finance	31	—	1	32
U.S. public finance	35	—	—	35
Non-U.S. public finance	(15)	—	(1)	(16)
Subtotal	$(13)	$109	$(1)	95
Other				(6)
Total				$89

Net Economic Loss Development
By Accounting Model
Six Months 2013

	Financial Guaranty Insurance	FG VIEs(1)	Credit Derivatives(2)	Total
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$(1)	$—	$14	$13
Alt-A first lien	(7)	—	9	2
Option ARM	(78)	(33)	(6)	(117)
Subprime	15	20	13	48
Total first lien	(71)	(13)	30	(54)
Second lien:
Closed-end second lien	(2)	(1)	10	7
HELOCs	(17)	(18)	1	(34)
Total second lien	(19)	(19)	11	(27)
Total U.S. RMBS	(90)	(32)	41	(81)
TruPS	0	—	(2)	(2)
Other structured finance	(19)	—	(7)	(26)
U.S. public finance	94	—	—	94
Non-U.S. public finance	13	—	1	14
Subtotal	$(2)	$(32)	$33	(1)
Other				(10)
Total				$(11)

Net Economic Loss Development
By Accounting Model
Six Months 2012

	Financial Guaranty Insurance	FG VIEs(1)	Credit Derivatives(2)	Total
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$1	$—	$1	$2
Alt-A first lien	(8)	22	(1)	13
Option ARM	84	(85)	10	9
Subprime	(3)	25	4	26
Total first lien	74	(38)	14	50
Second lien:
Closed-end second lien	(59)	55	—	(4)
HELOCs	(59)	81	—	22
Total second lien	(118)	136	—	18
Total U.S. RMBS	(44)	98	14	68
TruPS	(6)	—	(5)	(11)
Other structured finance	12	—	(2)	10
U.S. public finance	58	—	—	58
Non-U.S. public finance	183	—	(1)	182
Subtotal	$203	$98	$6	307
Other				(6)
Total				$301
_________________
(1)    Refer to Note 9, Consolidation of Variable Interest Entities.

(2)    Refer to Note 8, Financial Guaranty Contracts Accounted for as Credit Derivatives.

Second Quarter 2013 U.S. RMBS Loss Projections

The Company's RMBS loss projection methodology assumes that the housing and mortgage markets will eventually improve. Each quarter the Company makes a judgment as to whether to change the assumptions it uses to make RMBS loss projections based on its observation during the quarter of the performance of its insured transactions (including early stage delinquencies, late stage delinquencies and, for first liens, loss severity) as well as the residential property market and economy in general, and, to the extent it observes changes, it makes a judgment as to whether those changes are normal fluctuations or part of a trend. During Second Quarter 2013 the Company observed improvements in the performance of its second lien RMBS transactions that, when viewed in the context of their performance in past quarters, suggested those transactions were beginning to respond to the improvements in the residential property market and economy being widely reported. The Company did not observe the same trends in the performance of its first lien RMBS transactions. Based on such observations, in projecting losses for its second lien RMBS the Company chose to decrease by two months in its base scenario and by three months in its optimistic scenario the period it assumed it would take the mortgage market to recover as compared to March 31, 2013 and December 31, 2012. Also based on such observations the Company chose to use essentially the same assumptions and scenarios to project RMBS losses as of June 30, 2013 as it used as of March 31, 2013 and December 31, 2012, in its first lien RMBS and in the pessimistic scenario for its second lien RMBS. The Company's use of essentially the same assumptions and scenarios to project RMBS losses for its first lien RMBS as of June 30, 2013 as at March 31, 2013 and December 31, 2012 was consistent with its view at June 30, 2013 that the housing and mortgage market recovery is not being reflected as quickly in the performance of those transactions as it had anticipated at March 31, 2013 or December 31, 2012.

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

Key Assumptions in Base Case Expected Loss Estimates
Second Lien RMBS(1)

HELOC key assumptions	As of June 30, 2013			As of March 31, 2013			As of December 31, 2012
Plateau conditional default rate ("CDR")	3.4%	–	9.8%	5.0%	–	17.2%	3.8%	–	15.9%
Final CDR trended down to	0.4%	–	3.2%	0.4%	–	3.2%	0.4%	–	3.2%
Expected period until final CDR	34 months			36 months			36 months
Initial CPR	2.1%	–	20.1%	2.4%	–	18.9%	2.9%	–	15.4%
Final CPR	10%			10%			10%
Loss severity	98%			98%			98%
Initial draw rate	0.0%	–	3.3%	0.0%	–	3.3%	0.0%	–	4.8%

Closed-end second lien key assumptions	As of June 30, 2013			As of March 31, 2013			As of December 31, 2012
Plateau CDR	7.3%	–	15.8%	6.7%	–	18.6%	7.3%	–	20.7%
Final CDR trended down to	3.5%	–	9.1%	3.5%	–	9.1%	3.5%	–	9.1%
Expected period until final CDR	34 months			36 months			36 months
Initial CPR	1.7%	–	14.0%	2.7%	–	13.4%	1.9%	–	12.5%
Final CPR	10%			10%			10%
Loss severity	98%			98%			98%
 ____________________

(1)	Represents variables for most heavily weighted scenario (the “base case”).

In second lien transactions the projection of near-term defaults from currently delinquent loans is relatively straightforward because loans in second lien transactions are generally “charged off” (treated as defaulted) by the securitization’s servicer once the loan is 180 days past due. Most second lien transactions report the amount of loans in five monthly delinquency categories (i.e., 30-59 days past due, 60-89 days past due, 90-119 days past due, 120-149 days past due and 150-179 days past due). The Company estimates the amount of loans that will default over the next five months by calculating current representative liquidation rates (the percent of loans in a given delinquency status that are assumed to ultimately default) from selected representative transactions and then applying an average of the preceding twelve months’ liquidation rates to the amount of loans in the delinquency categories. The amount of loans projected to default in the first through fifth months is expressed as a CDR. The first four months’ CDR is calculated by applying the liquidation rates to the current period past due balances (i.e., the 150-179 day balance is liquidated in the first projected month, the 120-149 day balance is liquidated in the second projected month, the 90-119 day balance is liquidated in the third projected month and the 60-89 day balance is liquidated in the fourth projected month). For the fifth month the CDR is generally calculated using the average 30-59 day past due balances for the prior three months, adjusted as necessary to reflect one-time servicing events. The fifth month CDR is then used as the basis for the plateau period that follows the embedded five months of losses.

As of June 30, 2013, for the base case scenario, the CDR (the “plateau CDR”) was held constant for one month. Once the plateau period has ended, the CDR is assumed to gradually trend down in uniform increments to its final long-term steady state CDR. In the base case scenario, the time over which the CDR trends down to its final CDR is 28 months. Therefore, the total stress period for second lien transactions is 34 months, comprising five months of delinquent data, a one month plateau period and 28 months of decrease to the steady state CDR. This is two months shorter than used for March 31, 2013 and December 31, 2012. The long-term steady state CDR is calculated as the constant CDR that would have yielded the amount of losses originally expected at underwriting. When a second lien loan defaults, there is generally a very low recovery. Based on current expectations of future performance, the Company assumes that it will only recover 2% of the collateral, the same as March 31, 2013 and December 31, 2012.

The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected (which is a function of the CDR and the loan balance over time) as well as the amount of excess spread (which is the excess of the interest paid by the borrowers on the underlying loan over the amount of interest and expenses owed on the insured obligations). In the base case, the current CPR (based on experience of the most recent three quarters) is assumed to continue until the end of the plateau before gradually increasing to the final CPR over the same period the CDR decreases. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant. The final CPR is assumed to be 10% for both HELOC and closed-end second lien transactions. This level is much higher than current rates for most transactions, but lower than the historical average, which reflects the Company’s continued uncertainty about the projected performance of the borrowers in these transactions. This pattern is consistent with how the Company modeled the CPR at March 31, 2013 and December 31, 2012. To the extent that prepayments differ from projected levels it could materially change the Company’s projected excess spread and losses.

The Company uses a number of other variables in its second lien loss projections, including the spread between relevant interest rate indices, and HELOC draw rates (the amount of new advances provided on existing HELOCs expressed as a percentage of current outstanding advances). For HELOC transactions, the draw rate is assumed to decline from the current level to a final draw rate over a period of three months. The final draw rates were assumed to range from 0.0% to 1.6%.

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

As of June 30, 2013, the Company’s base case assumed a one month CDR plateau and a 28 month ramp-down (for a total stress period of 34 months). The Company also modeled a scenario with a longer period of elevated defaults and another with a shorter period of elevated defaults and weighted them the same as of December 31, 2012. Increasing the CDR plateau to four months and increasing the ramp-down by five months to 33-months (for a total stress period of 42 months) would increase the expected loss by approximately $47 million for HELOC transactions and $3 million for closed-end second lien transactions. On the other hand, keeping the CDR plateau at one month but decreasing the length of the CDR ramp-down to 18 months (for a total stress period of 24 months) would decrease the expected loss by approximately $47 million for HELOC transactions and $2 million for closed-end second lien transactions.

U.S. First Lien RMBS Loss Projections: Alt-A First Lien, Option ARM, Subprime and Prime

     The majority of projected losses in first lien RMBS transactions are expected to come from non-performing mortgage loans (those that are delinquent or in foreclosure or where the loan has been foreclosed and the RMBS issuer owns the underlying real estate). Changes in the amount of non-performing loans from the amount projected in the previous period are one of the primary drivers of loss development in this portfolio. In order to determine the number of defaults resulting from these delinquent and foreclosed loans, the Company applies a liquidation rate assumption to loans in each of various delinquency categories. The liquidation rate is a standard industry measure that is used to estimate the number of loans in a given aging category that will default within a specified time period. The Company arrived at its liquidation rates based on data purchased from a third party and assumptions about how delays in the foreclosure process may ultimately affect the rate at which loans are liquidated. The Company projects these liquidations to occur over two years. For both year-end 2012 and year-end 2011 the Company reviewed the data supplied by the third-party provider. Based on its review of that data, the Company maintained the same liquidation assumptions at December 31, 2012 as it had used at December 31, 2011, and used them at June 30, 2013 and March 31, 2013. The following table shows liquidation assumptions for various delinquency categories.

First Lien Liquidation Rates

	June 30, 2013	December 31, 2012
30 – 59 Days Delinquent
Alt A and Prime	35%	35%
Option ARM	50	50
Subprime	30	30
60 – 89 Days Delinquent
Alt A and Prime	55	55
Option ARM	65	65
Subprime	45	45
90+ Days Delinquent
Alt A and Prime	65	65
Option ARM	75	75
Subprime	60	60
Bankruptcy
Alt A and Prime	55	55
Option ARM	70	70
Subprime	50	50
Foreclosure
Alt A and Prime	85	85
Option ARM	85	85
Subprime	80	80
Real Estate Owned
All	100	100

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

In the base case, after the initial 24-month CDR plateau period, each transaction’s CDR is projected to improve over 12 months to an intermediate CDR (calculated as 20% of its CDR plateau); that intermediate CDR is held constant for 36 months and then trails off in steps to a final CDR of 5% of the CDR plateau. Under the Company’s methodology, defaults projected to occur in the first 24 months represent defaults that can be attributed to loans that are currently delinquent or in foreclosure, while the defaults projected to occur using the projected CDR trend after the first 24 month period represent defaults attributable to borrowers that are currently performing. The CDR trend the Company used in its base case for June 30, 2013 was the same as it used for March 31, 2013 and December 31, 2012.

Another important driver of loss projections is loss severity, which is the amount of loss the transaction incurs on a loan after the application of net proceeds from the disposal of the underlying property. Loss severities experienced in first lien transactions have reached historic high levels, and the Company is assuming that these high levels generally will continue for another year (in the case of subprime loans, the Company assumes the unprecedented 90% loss severity rate will continue for six months then drop to 80% for six months before following the ramp described below). The Company determines its initial loss severity based on actual recent experience. The Company’s loss severity assumptions for June 30, 2013 were the same as it used for March 31, 2013 and December 31, 2012. The Company then assumes that loss severities begin returning to levels consistent with underwriting assumptions beginning in one year, and in the base case scenario, decline from there over two years to 40%.

The following table shows the range of key assumptions used in the calculation of expected loss to be paid for individual transactions for direct vintage 2004 - 2008 first lien U.S. RMBS.

Key Assumptions in Base Case Expected Loss Estimates
First Lien RMBS(1)

	As of June 30, 2013			As of March 31, 2013			As of December 31, 2012
Alt-A First Lien
Plateau CDR	3.7%	–	22.3%	3.7%	–	22.6%	3.8%	–	23.2%
Intermediate CDR	0.7%	–	4.5%	0.7%	–	4.5%	0.8%	–	4.6%
Final CDR	0.2%	–	1.1%	0.2%	–	1.1%	0.2%	–	1.2%
Initial loss severity	65%			65%			65%
Initial CPR	0.4%	–	32.2%	0.1%	–	39.6%	0.0%	–	39.4%
Final CPR	15%			15%			15%
Option ARM
Plateau CDR	5.6%	–	24.2%	6.4%	–	25.2%	7.0%	–	26.1%
Intermediate CDR	1.1%	–	4.8%	1.3%	–	5.0%	1.4%	–	5.2%
Final CDR	0.3%	–	1.2%	0.3%	–	1.3%	0.4%	–	1.3%
Initial loss severity	65%			65%			65%
Initial CPR	0.3%	–	7.7%	0.3%	–	10.6%	0.0%	–	10.7%
Final CPR	15%			15%			15%
Subprime
Plateau CDR	6.7%	–	24.7%	7.8%	–	25.6%	7.3%	–	26.2%
Intermediate CDR	1.3%	–	4.9%	1.6%	–	5.1%	1.5%	–	5.2%
Final CDR	0.3%	–	1.2%	0.4%	–	1.3%	0.4%	–	1.3%
Initial loss severity	90%			90%			90%
Initial CPR	0.0%	–	14.8%	0.0%	–	14.7%	0.0%	–	17.6%
Final CPR	15%			15%			15%
____________________
(1)                                Represents variables for most heavily weighted scenario (the “base case”).

 The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected (since that amount is a function of the conditional default rate, the loss severity and the loan balance over time) as well as the amount of excess spread (the amount by which the interest paid by the borrowers on the underlying loan exceeds the amount of interest owed on the insured obligations). The assumption for the CPR follows a similar pattern to that of the conditional default rate. The current level of voluntary prepayments is assumed to continue for the plateau period before gradually increasing over 12 months to the final CPR, which is assumed to be either 10% or 15% depending on the scenario run. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant. These assumptions are the same as those the Company used for March 31, 2013 and December 31, 2012.

 In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the conditional default rate returned to its modeled equilibrium, which was defined as 5% of the current conditional default rate. The Company also stressed CPR and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios (including its base case) as of June 30, 2013. For June 30, 2013 the Company used the same five scenarios and weightings as it used for March 31, 2013 and December 31, 2012. In a somewhat more stressful environment than that of the base case, where the conditional default rate plateau was extended three months (to be 27 months long) before the same more gradual conditional default rate recovery and loss severities were assumed to recover over four rather than two years (and subprime loss severities were assumed to recover only to 60%), expected loss to be paid would increase from current projections by approximately $70 million for Alt-A first liens, $20 million for Option ARM, $105 million for subprime and $6 million for prime transactions. In an even more stressful scenario where loss severities were assumed to rise and then recover over eight years and the initial ramp-down of the conditional default rate was assumed to occur over 15 months and other assumptions were the same as the other stress scenario, expected loss to be paid would increase from current projections by approximately $192 million for Alt-A first liens, $47 million for Option ARM, $166 million for subprime and $16 million for prime transactions. The Company also considered two scenarios where the recovery was faster than in its base case. In a scenario with a somewhat less stressful environment than the base case, where conditional default rate recovery was somewhat less gradual and the initial subprime loss severity rate was assumed to be 80% for 12 months and was assumed to recover to 40% over two years, expected loss to be paid would decrease from current projections by approximately $6 million for Alt-A first lien, $15 million for Option ARM, $33 million for subprime and $1 million for prime transactions. In an even less stressful scenario where the conditional default rate plateau was three months shorter (21 months, effectively assuming that liquidation rates would improve) and the conditional default rate recovery was more pronounced, (including an initial ramp-down of the CDR over nine months), expected loss to be paid would decrease from current projections by approximately $66 million for Alt-A first lien, $42 million for Option ARM, $76 million for subprime and $6 million for prime transactions.

Breaches of Representations and Warranties

Generally, when mortgage loans are transferred into a securitization, the loan originator(s) and/or sponsor(s) provide R&W that the loans meet certain characteristics, and a breach of such R&W often requires that the loan be repurchased from the securitization. In many of the transactions the Company insures, it is in a position to enforce these R&W provisions. Soon after the Company observed the deterioration in the performance of its insured RMBS following the deterioration of the residential mortgage and property markets, the Company began using internal resources as well as third party forensic underwriting firms and legal firms to pursue breaches of R&W on a loan-by-loan basis. Where a provider of R&W refused to honor its repurchase obligations, the Company sometimes chose to initiate litigation. See “Recovery Litigation” below. The Company's success in pursuing these strategies permitted the Company to enter into agreements with R&W providers under which those providers made payments to the Company, agreed to make payments to the Company in the future, and / or repurchased loans from the transactions, all in return for releases of related liability by the Company. Such agreements provide the Company with many of the benefits of pursuing the R&W claims on a loan by loan basis or through litigation, but without the related expense and uncertainty. The Company continues to pursue these strategies against R&W providers with which it does not yet have agreements.

Using these strategies, through June 30, 2013 the Company has caused entities providing R&Ws to pay or agree to pay approximately $3.5 billion (gross of reinsurance) in respect of their R&W liabilities for transactions in which the Company has provided insurance.

(in billions)
Agreement amounts already received	$2.3
Agreement amounts projected to be received in the future	0.6
Repurchase amounts paid into the relevant RMBS prior to settlement (1)	0.6
Total R&W payments, gross of reinsurance	$3.5
____________________

(1)
These amounts were paid into the relevant RMBS transactions prior to settlement and distributed in accordance with the priority of payments set out in the relevant transaction documents. Because the Company may insure only a portion of the capital structure of a transaction, such payments will not necessarily directly benefit the Company dollar-for-dollar, especially in first lien transactions.

Based on this success, the Company has included in its net expected loss estimates as of June 30, 2013 an estimated net benefit related to breaches of R&W of $964 million, which includes $614 million from agreements (and pending agreements) with R&W providers and $350 million in transactions where the Company does not yet have such an agreement, all net of reinsurance.

Representations and Warranties Agreements (1)

	Agreement Date	Current Net Par Covered	Receipts to June 30, 2013 (net of reinsurance)	Estimated Future Receipts (net of reinsurance)	Eligible Assets Held in Trust (gross of reinsurance)
	(in millions)
Bank of America - First Lien	April 2011	$1,246	$406	$263	$665
Bank of America - Second Lien	April 2011	1,621	968	N/A	N/A
Deutsche Bank	May 2012	2,162	173	139	271
UBS	May 2013	979	347	93	227	(2)
Others	Various	585	172	119	N/A
Total		$6,593	$2,066	$614	$1,163
____________________

(1)
This table relates only to past and projected future recoveries under R&W and related agreements. Excluded is the $350 million of future net recoveries the Company projects receiving from R&W counterparties in transactions with $2,108 million of net par outstanding as of June 30, 2013 not covered by current agreements and $1,607 million of net par already covered by agreements but for which the Company projects receiving additional amounts.

(2)	Eligible assets were first placed in trust in July 2013 so that amount is shown here.

The Company's agreements with the counterparties named in the table above required an initial payment to the Company to reimburse it for past claims as well as an obligation to reimburse it for a portion of future claims. The named counterparties placed eligible assets in trust to collateralize their future reimbursement obligations, and the amount of collateral they are required to post may be increased or decreased from time to time as determined by rating agency requirements. Reimbursement payments under these agreements are made either monthly or quarterly and have been made timely. With respect to the reimbursement for future claims:

•
Under the Company's agreement with Bank of America Corporation and certain of its subsidiaries (“Bank of America” or “BofA”), Bank of America agreed to reimburse the Company for 80% of claims on the first lien transactions covered by the agreement that the Company pays in the future, until the aggregate lifetime collateral losses (not insurance losses or claims) on those transactions reach $6.6 billion. As of June 30, 2013 aggregate lifetime collateral losses on those transactions was $3.5 billion, and the Company was projecting in its base case that such collateral losses would eventually reach $5.1 billion.

•
Under the Company's agreement with Deutsche Bank AG and certain of its affiliates (collectively, “Deutsche Bank”), Deutsche Bank agreed to reimburse the Company for certain claims it pays in the future on eight first and second lien transactions, including 80% of claims it pays until the aggregate lifetime claims (before reimbursement) reach $319 million. As of June 30, 2013, the Company was projecting in its base case that such aggregate lifetime claims would remain below $319 million. The agreement also requires Deutsche Bank to reimburse the Company for future claims it pays on certain RMBS re-securitizations that include uninsured tranches (“Uninsured Tranches”) of three of the eight transactions for which it is providing the reimbursement described above. Deutsche Bank is obligated to reimburse the Company under the re-securitization transactions in an amount calculated as a percent of the losses in the Uninsured Tranches. That percent is 60% of losses up to $141 million and then from $161 million to $185 million, and 100% from $185 million to $248 million. There is no reimbursement from $141 million to $161 million and above $248 million. As of June 30, 2013, the Company was projecting in its base case that such losses would be $146 million. Except for the reimbursement obligation relating to the Uninsured Tranches, the Deutsche Bank Agreement does not include transactions where the Company has provided protection to Deutsche Bank on RMBS transactions in CDS form.

•	Under the Company's agreement with UBS Real Estate Securities Inc. and affiliates ("UBS") and a third party, UBS agreed to reimburse AGM for 85% of future losses on three first lien RMBS transactions.

The Company includes in the table above payments it has received under agreements with various other counterparties for breaches of R&W. Included in the table are benefits of the settlement AGM reached with Flagstar in connection with the favorable judgment AGM had won against Flagstar, under which Flagstar paid AGM $105 million and agreed to reimburse AGM for all future losses on certain insured RMBS transactions. Also included in the table above are payments the Company received for breaches of underwriting and servicing obligations. Some of the agreements with various other counterparties include obligations to reimburse the Company for all or a portion of future claims. In one instance, the Company is entitled to reimbursement from the cash flow from the mortgage loans still outstanding from a securitization as to which the insured notes have been paid off, and the Company includes in its projected R&W benefit an amount based on the cash flow it projects receiving from those mortgage loans.

Finally, based on its experience to date, the Company calculated an expected recovery of $350 million from breaches of R&W in transactions not covered by agreements with $2,108 million of net par outstanding as of June 30, 2013 and $1,607 million of net par already covered by agreements but for which the Company projects receiving additional amounts. The Company did not incorporate any gain contingencies or damages paid from potential litigation in its estimated repurchases. The amount the Company will ultimately recover related to such contractual R&W is uncertain and subject to a number of factors including the counterparty's ability to pay, the number and loss amount of loans determined to have breached R&W and, potentially, negotiated settlements or litigation recoveries. As such, the Company's estimate of recoveries is uncertain and actual amounts realized may differ significantly from these estimates. In arriving at the expected recovery from breaches of R&W not already covered by agreements, the Company considered the creditworthiness of the provider of the R&W, the number of breaches found on defaulted loans, the success rate in resolving these breaches across those transactions where material repurchases have been made and the potential amount of time until the recovery is realized. The calculation of expected recovery from breaches of such contractual R&W involved a variety of scenarios which ranged from the Company recovering substantially all of the losses it incurred due to violations of R&W to the Company realizing limited recoveries. These scenarios were probability weighted in order to determine the recovery incorporated into the Company's estimate of expected losses. This approach was used for both loans that had already defaulted and those assumed to default in the future. For the RMBS transactions as to which the Company had not yet reached an agreement with the R&W counterparty as of June 30, 2013, the Company had performed a detailed review of approximately 23,500 loan files, representing approximately $6.5 billion loans underlying insured transactions. In the majority of its loan file reviews, the Company identified breaches of one or more R&W regarding the characteristics of the loans, such as misrepresentation of income or employment of the borrower, occupancy, undisclosed debt and non-compliance with underwriting guidelines at loan origination.

The Company uses the same RMBS projection scenarios and weightings to project its future R&W benefit as it uses to project RMBS losses on its portfolio. To the extent the Company increases its loss projections, the R&W benefit (whether pursuant to an R&W agreement or not) generally will also increase, subject to the agreement limits and thresholds described above.

The Company accounts for the loss sharing obligations under the R&W agreements on financial guaranty contracts as subrogation, offsetting the losses it projects by an R&W benefit from the relevant party for the applicable portion of the projected loss amount. Proceeds projected to be reimbursed to the Company on transactions where the Company has already paid claims are viewed as a recovery on paid losses. For transactions where the Company has not already paid claims, projected recoveries reduce projected loss estimates. In either case, projected recoveries have no effect on the amount of the Company's exposure. Loss sharing obligations under R&W agreements covering CDS and consolidated FG VIEs are recorded at fair value. See Notes 7, Fair Value Measurement and 9, Consolidation of Variable Interest Entities.

 U.S. RMBS Risks with R&W Benefit

	Number of Risks (1) as of		Debt Service as of
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
			(dollars in millions)
Prime first lien	1	1	$40	$44
Alt-A first lien	28	26	3,904	4,173
Option ARM	10	10	915	1,183
Subprime	5	5	965	989
Closed-end second lien	4	4	175	260
HELOC	8	7	611	549
Total	56	53	$6,610	$7,198
____________________
(1)                                 A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making Debt Service payments. This table shows the full future Debt Service (not just the amount of Debt Service expected to be reimbursed) for risks with projected future R&W benefit, whether pursuant to an agreement or not.

The following table provides a breakdown of the development and accretion amount in the roll forward of estimated recoveries associated with alleged breaches of R&W.

	Second Quarter		Six Months
	2013	2012	2013	2012
	(in millions)
Inclusion or removal of deals with breaches of R&W during period	$6	$(5)	$6	$(5)
Change in recovery assumptions as the result of additional file review and recovery success	6	(10)	17	70
Estimated increase (decrease) in defaults that will result in additional (lower) breaches	(4)	58	(3)	(24)
Results of settlements	38	—	180	48
Accretion of discount on balance	5	3	8	8
Total	$51	$46	$208	$97

The Company assumes that recoveries on second lien transactions that were not subject to the settlement agreements will occur in two to four years from the balance sheet date depending on the scenarios, and that recoveries on transactions backed by Alt-A first lien, Option ARM and Subprime loans will occur as claims are paid over the life of the transactions.

“XXX” Life Insurance Transactions

The Company’s $3.1 billion net par of XXX life insurance transactions as of June 30, 2013 include $923 million rated BIG. The BIG “XXX” life insurance reserve securitizations are based on discrete blocks of individual life insurance business. In each such transaction the monies raised by the sale of the bonds insured by the Company were used to capitalize a special purpose vehicle that provides reinsurance to a life insurer or reinsurer. The monies are invested at inception in accounts managed by third-party investment managers.

The BIG “XXX” life insurance transactions consist of two transactions: Ballantyne Re p.l.c and Orkney Re II p.l.c. These transactions had material amounts of their assets invested in U.S. RMBS transactions. Based on its analysis of the information currently available, including estimates of future investment performance, and projected credit impairments on the invested assets and performance of the blocks of life insurance business at June 30, 2013, the Company’s projected net expected loss to be paid is $115 million. The overall decrease of approximately $13 million in expected loss to be paid during Second Quarter 2013 is due primarily to the higher risk free rates used to discount the long dated projected losses in the transactions.

Student Loan Transactions

The Company has insured or reinsured $2.9 billion net par of student loan securitizations, of which $1.9 billion was issued by private issuers and classified as asset-backed and $1.0 billion was issued by public authorities and classified as public finance. Of these amounts, $212 million and $315 million, respectively, are rated BIG. The Company is projecting approximately $56 million of net expected loss to be paid in these portfolios. In general, the losses are due to: (i) the poor credit performance of private student loan collateral and high loss severities, or (ii) high interest rates on auction rate securities with respect to which the auctions have failed. The largest of these losses was approximately $26 million and related to a transaction backed by a pool of private student loans assumed by AG Re from another monoline insurer. The guaranteed bonds were issued as auction rate securities that now bear a high rate of interest due to the downgrade of the primary insurer’s financial strength rating. Further, the underlying loan collateral has performed below expectations. The overall increase of approximately $1 million in net expected loss during Second Quarter 2013 is primarily due to moderate collateral underperformance.

Trust Preferred Securities Collateralized Debt Obligations

The Company has insured or reinsured $5.2 billion of net par (71% of which is in CDS form) of collateralized debt obligations (“CDOs”) backed by TruPS and similar debt instruments, or “TruPS CDOs.” Of the $5.2 billion, $2.4 billion is rated BIG. The underlying collateral in the TruPS CDOs consists of subordinated debt instruments such as TruPS issued by bank holding companies and similar instruments issued by insurance companies, real estate investment trusts (“REITs”) and other real estate related issuers.

The Company projects losses for TruPS CDOs by projecting the performance of the asset pools across several scenarios (which it weights) and applying the CDO structures to the resulting cash flows. At June 30, 2013, the Company has projected expected losses to be paid for TruPS CDOs of $33 million.The increase of approximately $10 million in net expected loss during Second Quarter 2013 is due primarily to the receipt during the quarter of over $9 million of reimbursements for claims previously paid. The Company last quarter had projected receiving these reimbursements and netted them against expected future losses, so their receipt increased expected future losses by a like amount.

Selected U.S. Public Finance Transactions

U.S. municipalities and related entities have been under increasing pressure over the last few quarters, and a few have filed for protection under the U.S. Bankruptcy Code, entered into state processes designed to help municipalities in fiscal distress or otherwise indicated they may consider not meeting their obligations to make timely payments on their debts. Given some of these developments, and the circumstances surrounding each instance, the ultimate outcome cannot be certain and may lead to an increase in defaults on some of the Company's insured public finance obligations. The Company will continue to analyze developments in each of these matters closely. The municipalities whose obligations the Company has insured that have filed for protection under Chapter 9 of the U.S Bankruptcy Code are: Detroit, Michigan; Jefferson County, Alabama; and Stockton, California. The City Council of Harrisburg, Pennsylvania had also filed a purported bankruptcy petition, which was later dismissed by the bankruptcy court; a receiver for the City of Harrisburg was appointed by the Commonwealth Court of Pennsylvania on December 2, 2011.

The Company has net par exposure to the City of Detroit, Michigan of $2,154 million as of June 30, 2013. On July 18, 2013, the City of Detroit filed for bankruptcy under Chapter 9 of the U.S. Bankruptcy Code. Most of the Company's net exposure relates to $1.0 billion of sewer revenue bonds and $793 million of water revenue bonds, both of which the Company rates triple-B. Both the sewer and water systems provide services to areas that extend beyond the city limits, and the bonds are secured by a pledge of "special revenues". The Company also has net par exposure of $146 million to the City's general obligation bonds (which are secured by a pledge of the unlimited tax, full faith, credit and resources of the City) and $175 million of the City's Certificates of Participation (which are unsecured unconditional contractual obligations of the City), both of which the Company rates below investment grade. The Company paid claims of $2 million in Second Quarter 2013.

The Company has net exposure to Jefferson County, Alabama of $682 million as of June 30, 2013. On November 9, 2011, Jefferson County filed for bankruptcy under Chapter 9 of the U.S. Bankruptcy Code. Most of the Company's net Jefferson County exposure relates to $464 million in sewer revenue exposure, of which $192 million is direct and $272 million is assumed reinsurance exposure. The sewer revenue warrants are secured by a pledge of the net revenues of the sewer system. The bankruptcy court has affirmed that the net revenues constitute special revenues under Chapter 9. Therefore, the lien on net revenues of the sewer system survives the bankruptcy filing and such net revenues are not subject to the automatic stay during the pendency of Jefferson County's bankruptcy case. BNY Mellon, as trustee, had brought a lawsuit regarding the amount of net revenues to which it is entitled. Since its bankruptcy filing, Jefferson County had been withholding estimated bankruptcy-related legal expenses and an amount representing a monthly reserve for future expenditures and depreciation and amortization from the monthly payments it had been making to the trustee from sewer revenues for Debt Service. On June 29, 2012, the Bankruptcy Court ruled that “Operating Expenses” as determined under the bond indenture do not include (1) a reserve for depreciation, amortization, or future expenditures, or (2) an estimate for professional fees and expenses, such that, after payment of Operating Expenses (as defined in the indenture), monies remaining in the Revenue Account created under the bond indenture must be distributed in accordance with the waterfall set forth in the indenture without withholding any monies for depreciation, amortization, reserves, or estimated expenditures that are the subject of this litigation. Whether sufficient net revenues will be available for the payment of regularly scheduled debt service ultimately depends on the bankruptcy court's valuation of the sewer revenue stream. The Company also has assumed exposure of $30 million to warrants that are payable from Jefferson County's general fund on a "subject to appropriation" basis. In 2012 Jefferson County chose not to make payment under its General Obligation bonds, so the Company has established a projected loss for these warrants as well. The Company's remaining net exposure of $188 million to Jefferson County relates to obligations that are secured by, or payable from, certain taxes that may have the benefit of a statutory lien or a lien on “special revenues” or other collateral. In June 2013 AGM and several other monoline insurers and financial institutions having claims against Jefferson County entered into plan support agreements with the county, and in July 2013 Jefferson County filed its Chapter 9 plan of adjustment and related materials with the Bankruptcy Court.

On June 28, 2012, the City of Stockton, California filed for bankruptcy under Chapter 9 of the U.S. Bankruptcy Code. The Company's net exposure to Stockton's general fund is $155 million, consisting of pension obligation and lease revenue bonds. As of June 30, 2013, the Company had paid $12 million in net claims.

The Company has $155 million of net par exposure to The City of Harrisburg, Pennsylvania, of which $92 million is BIG. The Company has paid $17 million in net claims as of June 30, 2013.

The Company has $337 million of net par exposure to the Louisville Arena Authority. The bond proceeds were used to construct the KFC Yum Center, home to the University of Louisville men's and women's basketball teams. Actual revenues available for Debt Service are well below original projections, and under the Company's internal rating scale, the transaction is BIG.

The Company has $26 million remaining in net par exposure to bonds secured by the excess free cash flow of the Foxwoods Casino, run by the Mashantucket Pequot Tribe, which it expects to fund as claims in September 2013. The Company had paid $89 million in net claims as of June 30, 2013, and expects full recovery of such amount.

The Company projects that its total future expected net loss across its troubled U.S. public finance credits as of June 30, 2013 will be $71 million. As of March 31, 2013 the Company was projecting a net recovery of $9 million across it troubled U.S. public finance credits. While the deterioration was due to a number of factors, it was attributable primarily to negative developments in Detroit.

Certain Selected European Country Transactions

The Company insures and reinsures credits with sub-sovereign exposure to various Spanish regions where a Spanish sovereign default causes the regions also to default. The Company's gross exposure to these credits is €453 million and its exposure net of reinsurance is €329 million. During 2012, the Company downgraded most of these exposures to the BB category due to concerns that these regions would not pay under their contractual obligations. The Company's Hungary exposure is to infrastructure bonds dependent on payments from Hungarian governmental entities and covered mortgage bonds issued by Hungarian banks. The Company's gross exposure to these credits is $664 million and its exposure net of insurance is $627 million of which $591 million is rated BIG. The Company estimated net expected losses of $46 million related to these Spanish and Hungarian credits, down from $49 million as of March 31, 2013 largely due to movements in exchange rates, interest rates and timing of projected defaults. Information regarding the Company's exposure to other Selected European Countries may be found under Note 3, Outstanding Exposure, – Economic Exposure to the Selected European Countries.

Manufactured Housing

The Company insures or reinsures a total of $278 million net par of securities backed by manufactured housing loans, a total of $193 million rated BIG. The Company has expected loss to be paid of $30 million as of June 30, 2013, down from $33 million as of March 31, 2013, due primarily to the higher risk free rates used to discount losses and higher projected recoveries on certain transactions.

Infrastructure Finance

The Company has exposure to infrastructure transactions with refinancing risk as to which the Company may need to make claim payments that it did not anticipate paying when the policies were issued; the aggregate amount of the claim payments may be substantial and reimbursement may not occur for an extended time, if at all. Total liabilities for the three largest transactions with significant refinancing risk may amount to as much as $3.8 billion, payable in varying amounts over the next 13 years. Of this liability, as much as approximately $3.0 billion may be payable between 2014 and 2020. As of June 30, 2013, the Company estimates that it may pay claims of approximately $1.4 billion, without giving effect to any payments that the Company may receive from reinsurers to which it has ceded a portion of this exposure. This estimate is based on certain assumptions the Company has made as to the performance of the transactions, including the refinancing of a certain portion of the debt, the payment of certain anticipated contributions, and the Company prevailing in certain litigation proceedings. These transactions generally involve long-term infrastructure projects that are financed by bonds that mature prior to the expiration of the project concession. While the cash flows from these projects were expected to be sufficient to repay all of the debt over the life of the project concession, in order to pay the principal on the early maturing debt, the Company expected it to be refinanced in the market at or prior to its maturity. Due to market conditions, the Company may have to pay a claim at the maturity of the securities, and then recover its payment from cash flows produced by the project in the future. The Company generally projects that in most scenarios it will be fully reimbursed for such payments. However, the recovery of the payments may take a long time and is uncertain. The claim payments are anticipated to occur substantially between 2014 and 2018, while the recoveries could take from 10 to 35 years, depending on the transaction and the performance of the underlying collateral.

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

As a way of resolving ResCap's motion for an adversary proceeding, several defendants in the adversary proceeding (including AGM) and the debtors and their non-debtor affiliates filed a stipulation with the court agreeing to extend the automatic stay to the non-debtor affiliates until April 30, 2013. The agreement has expired and the debtors have not requested that it be extended. The debtors, however, have agreed to provide AGM with an extension of the time to respond to the adversary complaint until 60 days following notice from ResCap to AGM of its intent to continue the adversary proceeding. At a hearing held on June 26, 2013, the Bankruptcy Court approved a plan support agreement which has the support of Ally Financial Inc. and a majority of the debtors' largest claimants. On July 4, 2013, the debtors and the official committee of unsecured creditors filed a disclosure statement regarding the Joint Chapter 11 Plan of Residential Capital, LLC et al. A hearing on the disclosure statement is scheduled for August 2013.

•
Credit Suisse: AGM and AGC have sued DLJ and Credit Suisse on first lien U.S. RMBS transactions insured by them. The ones insured by AGM are: CSAB Mortgage-Backed Pass Through Certificates, Series 2006-2; CSAB Mortgage-Backed Pass Through Certificates, Series 2006-3; CSAB Mortgage-Backed Pass Through

Certificates, Series 2006-4; and CMSC Mortgage-Backed Pass Through Certificates, Series 2007-3. The ones insured by AGC are: CSAB Mortgage-Backed Pass Through Certificates, Series 2007-1 and TBW Mortgage-Backed Pass Through Certificates, Series 2007-2. On December 6, 2011, DLJ and Credit Suisse filed a motion to dismiss the cause of action asserting breach of the document containing the condition precedent regarding the rating of the securities and claims for recissionary damages and other relief in the complaint, and on October 11, 2012, the Supreme Court of the State of New York granted the motion to dismiss. AGM and AGC have appealed the dismissal of certain of its claims. The causes of action against DLJ for breach of R&W and breach of its repurchase obligations remain.

In addition, AGC had previously sued JPMorgan Chase & Co.'s affiliate EMC Mortgage LLC ("EMC"), J.P. Morgan Securities Inc. (formerly known as Bear, Stearns & Co. Inc.) (“JPMorgan Securities”) and JPMorgan Chase Bank, N.A. (“JPMorgan Bank”, and together with EMC and JPMorgan Securities, “JPMorgan”) on the SACO I Trust 2005-GP1 second lien transaction and EMC on the Bear Stearns Asset Backed Securities I Trust 2005-AC5 and Bear Stearns Asset Backed Securities I Trust 2005-AC6 first lien transactions. In August 2013, AGC reached a settlement with JPMorgan resolving AGC's claims in respect of those RMBS transactions and AGC has agreed to dismiss these lawsuits upon receipt of the settlement amount.
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

Public Finance Transactions

In June 2010, AGM sued JPMorgan Chase Bank, N.A. and JPMorgan Securities, Inc. (together, “JPMorgan”), the underwriter of debt issued by Jefferson County, in the Supreme Court of the State of New York alleging that JPMorgan induced AGM to issue its insurance policies in respect of such debt through material and fraudulent misrepresentations and omissions, including concealing that it had secured its position as underwriter and swap provider through bribes to Jefferson County commissioners and others. In December 2010, the court denied JPMorgan’s motion to dismiss. After JPMorgan interpleaded Jefferson County into the lawsuit, the Jefferson County bankruptcy court ruled in April 2013 that the lawsuit against JPMorgan was subject to the automatic stay applicable to Jefferson County. As described above under "Selected U.S. Public Finance Transactions," AGM, JPMorgan and various other financial institutions entered into plan support agreements with Jefferson County in June 2013, and Jefferson County has filed a plan of adjustment with the bankruptcy court. As a result, the litigation is currently subject to a standstill order. AGM will dismiss the litigation if the Jefferson County bankruptcy plan is confirmed and is continuing its risk remediation efforts for its Jefferson County exposure.

In September 2010, AGM, together with TD Bank, National Association and Manufacturers and Traders Trust Company, as trustees, filed a complaint in the Court of Common Pleas of Dauphin County, Pennsylvania against The Harrisburg Authority, The City of Harrisburg, Pennsylvania, and the Treasurer of the City in connection with certain Resource Recovery Facility bonds and notes issued by The Harrisburg Authority, alleging, among other claims, breach of contract by both The Harrisburg Authority and The City of Harrisburg, and seeking remedies including an order of mandamus compelling the City to satisfy its obligations on the defaulted bonds and notes and the appointment of a receiver for The Harrisburg Authority ("RRF receiver"). Acting on its own, the City Council of Harrisburg filed a purported bankruptcy petition for the City in October 2011, which petition and a subsequent appeal were dismissed by the bankruptcy court in November 2011. The

Commonwealth Court of Pennsylvania appointed a receiver for The City of Harrisburg (the “City receiver”) in December 2011. The City receiver filed a motion to intervene in the mandamus action and action for the appointment of the RRF receiver, and asserted that the provisions of Pennsylvania's Financially Distressed Municipalities Act (“Act 47”), which authorized his appointment, preempted AGM's statutory remedies. In March 2012, the judge issued an order granting the motion for the appointment of the RRF receiver and found that Act 47 did not preempt the more specific statutory remedies available. The Harrisburg Authority appealed the judge's order for the appointment of the RRF receiver and oral argument was heard by the court on June 4, 2012. The parties are awaiting a decision by the court. Subsequently, following the resignation of the original City receiver and the confirmation of a new City receiver, the new city Receiver has been negotiating the sale of Harrisburg's resource recovery facility and the lease of its parking system. In addition, in July 2012, the City receiver filed a petition for an order of mandamus to order a 1% increase in the earned income tax; the City Council of Harrisburg subsequently passed an increase in the earned income tax for calendar year 2013.
.

6.    Financial Guaranty Insurance Losses

Insurance Contracts' Loss Information

The following table provides balance sheet information on loss and loss adjustment expenses ("LAE") reserves, net of reinsurance and salvage and subrogation recoverable.

Loss and LAE Reserve (Recovery)
Net of Reinsurance and Salvage and Subrogation Recoverable
Insurance Contracts

	As of June 30, 2013			As of December 31, 2012
	Loss and LAE Reserve, net	Salvage and Subrogation Recoverable, net	Net	Loss and LAE Reserve, net	Salvage and Subrogation Recoverable, net	Net
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$2	$—	$2	$3	$—	$3
Alt-A first lien	78	2	76	93	—	93
Option ARM	30	60	(30)	52	216	(164)
Subprime	108	2	106	82	0	82
Total first lien	218	64	154	230	216	14
Second lien:
Closed-end second lien	4	49	(45)	5	72	(67)
HELOC	22	147	(125)	37	196	(159)
Total second lien	26	196	(170)	42	268	(226)
Total U.S. RMBS	244	260	(16)	272	484	(212)
TruPS	2	—	2	1	—	1
Other structured finance	170	5	165	197	4	193
U.S. public finance	142	127	15	104	134	(30)
Non-U.S. public finance	31	—	31	31	—	31
Total financial guaranty	589	392	197	605	622	(17)
Other	2	5	(3)	2	5	(3)
Subtotal	591	397	194	607	627	(20)
Effect of consolidating FG VIEs	(87)	(103)	16	(64)	(217)	153
Total (1)	$504	$294	$210	$543	$410	$133
____________________

(1)	See “Components of Net Reserves (Salvage)” table for loss and LAE reserve and salvage and subrogation recoverable components.

The following table reconciles the loss and LAE reserve and salvage and subrogation components on the consolidated balance sheet to the financial guaranty net reserves (salvage) in the financial guaranty BIG transaction loss summary tables.

Components of Net Reserves (Salvage)
Insurance Contracts

	As of June 30, 2013	As of December 31, 2012
	(in millions)
Loss and LAE reserve	$564	$601
Reinsurance recoverable on unpaid losses	(60)	(58)
Subtotal	504	543
Salvage and subrogation recoverable	(331)	(456)
Salvage and subrogation payable(1)	37	46
Subtotal	(294)	(410)
Other recoveries(2)	(24)	(30)
Subtotal	(318)	(440)
Total	186	103
Less: other (non-financial guaranty business)	(3)	(3)
Financial guaranty net reserves (salvage)	$189	$106
____________________

(1)	Recorded as a component of reinsurance balances payable.

(2)	R&W recoveries recorded in other assets on the consolidated balance sheet.

Balance Sheet Classification of
Net Expected Recoveries for Breaches of R&W
Insurance Contracts

	As of June 30, 2013			As of December 31, 2012
	For all Financial Guaranty Insurance Contracts	Effect of Consolidating FG VIEs	Reported on Balance Sheet(1)	For all Financial Guaranty Insurance Contracts	Effect of Consolidating FG VIEs	Reported on Balance Sheet(1)
	(in millions)
Salvage and subrogation recoverable	$228	$(71)	$157	$449	$(169)	$280
Loss and LAE reserve	443	(30)	413	571	(33)	538
____________________

(1)	The remaining benefit for R&W is either recorded at fair value in FG VIE assets, or not recorded on the balance sheet until the expected loss, net of R&W, exceeds unearned premium reserve.

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

Reconciliation of Net Expected Loss to be Paid and
Net Expected Loss to be Expensed
Insurance Contracts

As of June 30, 2013
(in millions)
Net expected loss to be paid	$561
Less: net expected loss to be paid for FG VIEs	31
Total	530
Contra-paid, net	112
Salvage and subrogation recoverable, net of reinsurance	289
Loss and LAE reserve, net of reinsurance	(502)
Other recoveries (1)	24
Net expected loss to be expensed (2)	$453
____________________

(1)	R&W recoveries recorded in other assets on the consolidated balance sheet.

(2)	Excludes $105 million as of June 30, 2013, related to consolidated FG VIEs.

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

Net Expected Loss to be Expensed
Insurance Contracts

As of June 30, 2013
(in millions)
2013 (July 1 - September 30)	$18
2013 (October 1–December 31)	17
Subtotal 2013	35
2014	54
2015	46
2016	40
2017	36
2018 - 2022	129
2023 - 2027	62
2028 - 2032	30
After 2032	21
Total present value basis(1)	453
Discount	411
Total future value	$864

____________________

(1)	Consolidation of FG VIEs resulted in reductions of $105 million in net expected loss to be expensed.

The following table presents the loss and LAE recorded in the consolidated statements of operations by sector for non-derivative contracts. Amounts presented are net of reinsurance.

Loss and LAE
Reported on the
Consolidated Statements of Operations

	Second Quarter		Six Months
	2013	2012	2013	2012
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$0	$1	$0	$1
Alt-A first lien	(9)	29	0	28
Option ARM	22	17	(61)	69
Subprime	23	16	34	24
Total first lien	36	63	(27)	122
Second lien:
Closed end second lien	(1)	3	19	2
HELOC	(19)	4	(16)	19
Total second lien	(20)	7	3	21
Total U.S. RMBS	16	70	(24)	143
TruPS	(1)	(2)	(1)	(6)
Other structured finance	(9)	29	(21)	1
U.S. public finance	78	26	74	45
Non-U.S. public finance	—	5	1	195
Subtotal	84	128	29	378
Other	—	(6)	—	(6)
Total insurance contracts before FG VIE consolidation	84	122	29	372
Effect of consolidating FG VIEs	(22)	(4)	(15)	(12)
Total loss and LAE	$62	$118	$14	$360

The following table provides information on non-derivative financial guaranty insurance contracts categorized as BIG.

Financial Guaranty Insurance BIG Transaction Loss Summary
June 30, 2013

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks(1)	144	(47)	83	(27)	148	(52)	375	—	375
Remaining weighted-average contract period (in years)	11.3	7.8	10.2	13.0	9.0	6.6	10.4	—	10.4
Outstanding exposure:
Principal	$7,135	$(1,159)	$3,703	$(394)	$7,065	$(516)	$15,834	$—	$15,834
Interest	4,153	(463)	1,849	(179)	2,387	(151)	7,596	—	7,596
Total(2)	$11,288	$(1,622)	$5,552	$(573)	$9,452	$(667)	$23,430	$—	$23,430
Expected cash outflows (inflows)	$1,199	$(435)	$916	$(104)	$2,937	$(141)	$4,372	$(705)	$3,667
Potential recoveries(3)	(1,247)	441	(516)	29	(2,181)	119	(3,355)	629	(2,726)
Subtotal	(48)	6	400	(75)	756	(22)	1,017	(76)	941
Discount	1	1	(118)	26	(371)	5	(456)	45	(411)
Present value of expected cash flows	$(47)	$7	$282	$(49)	$385	$(17)	$561	$(31)	$530
Deferred premium revenue	$168	$(36)	$221	$(30)	$647	$(80)	$890	$(202)	$688
Reserves (salvage)(4)	$(86)	$11	$125	$(32)	$156	$(1)	$173	$16	$189

Financial Guaranty Insurance BIG Transaction Loss Summary
December 31, 2012

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks(1)	153	(57)	76	(22)	142	(51)	371	—	371
Remaining weighted-average contract period (in years)	11.0	9.3	11.5	15.3	8.5	5.8	10.2	—	10.2
Outstanding exposure:
Principal	$8,533	$(1,484)	$2,741	$(135)	$7,568	$(540)	$16,683	$—	$16,683
Interest	4,357	(585)	1,813	(131)	2,269	(137)	7,586	—	7,586
Total(2)	$12,890	$(2,069)	$4,554	$(266)	$9,837	$(677)	$24,269	$—	$24,269
Expected cash outflows (inflows)	$1,582	$(677)	$863	$(58)	$3,052	$(156)	$4,606	$(738)	$3,868
Potential recoveries(3)	(1,629)	653	(509)	18	(2,639)	142	(3,964)	798	(3,166)
Subtotal	(47)	(24)	354	(40)	413	(14)	642	60	702
Discount	(1)	9	(107)	14	(202)	0	(287)	36	(251)
Present value of expected cash flows	$(48)	$(15)	$247	$(26)	$211	$(14)	$355	$96	$451
Deferred premium revenue	$111	$(24)	$227	$(15)	$757	$(90)	$966	$(251)	$715
Reserves (salvage)(4)	$(103)	$(4)	$102	$(18)	$(35)	$11	$(47)	$153	$106
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

For example, AGM has issued financial guaranty insurance policies in respect of the obligations of municipal obligors under interest rate swaps. Under the swaps, AGM insures periodic payments owed by the municipal obligors to the bank counterparties. Under certain of the swaps, AGM also insures termination payments that may be owed by the municipal obligors to the bank counterparties. If (i) AGM has been downgraded below the rating trigger set forth in a swap under which it has insured the termination payment, which rating trigger varies on a transaction by transaction basis; (ii) the municipal obligor has the right to cure by, but has failed in, posting collateral, replacing AGM or otherwise curing the downgrade of AGM; (iii) the transaction documents include as a condition that an event of default or termination event with respect to the municipal obligor has occurred, such as the rating of the municipal obligor being downgraded past a specified level, and such condition has been met; (iv) the bank counterparty has elected to terminate the swap; (v) a termination payment is payable by the municipal obligor; and (vi) the municipal obligor has failed to make the termination payment payable by it, then AGM would be required to pay the termination payment due by the municipal obligor, in an amount not to exceed the policy limit set forth in the financial guaranty insurance policy. At AGM's current financial strength ratings, if the conditions giving rise to the obligation of AGM to make a termination payment under the swap termination policies were all satisfied, then AGM could pay claims in an amount not exceeding approximately $118 million in respect of such termination payments. Taking into consideration whether the rating of the municipal obligor is below any applicable specified trigger, if the financial strength ratings of AGM were further downgraded below "A" by S&P or below "A2" by Moody's, and the conditions giving rise to the obligation of AGM to make a payment under the swap policies were all satisfied, then AGM could pay claims in an additional amount not exceeding approximately $332 million in respect of such termination payments.

As another example, with respect to variable rate demand obligations ("VRDOs") for which a bank has agreed to provide a liquidity facility, a downgrade of AGM or AGC may provide the bank with the right to give notice to bondholders that the bank will terminate the liquidity facility, causing the bondholders to tender their bonds to the bank. Bonds held by the bank accrue interest at a “bank bond rate” that is higher than the rate otherwise borne by the bond (typically the prime rate plus 2.00% — 3.00%, and capped at the lesser of 25% and the maximum legal limit). In the event the bank holds such bonds for longer than a specified period of time, usually 90-180 days, the bank has the right to demand accelerated repayment of bond principal, usually through payment of equal installments over a period of not less than five years. In the event that a municipal obligor is unable to pay interest accruing at the bank bond rate or to pay principal during the shortened amortization period, a claim could be submitted to AGM or AGC under its financial guaranty policy. As of June 30, 2013, AGM and AGC had insured approximately $8.2 billion net par of VRDOs, of which approximately $0.4 billion of net par constituted VRDOs issued by municipal obligors rated BBB- or lower pursuant to the Company’s internal rating. The specific terms relating to the rating levels that trigger the bank’s termination right, and whether it is triggered by a downgrade by one rating agency or a downgrade by all rating agencies then rating the insurer, vary depending on the transaction.

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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company may refine its methodologies and assumptions. During Six Months 2013, no changes were made to the Company’s valuation models that had or are expected to have, a material impact on the Company’s consolidated balance sheets or statements of operations and comprehensive income.

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

Prices determined based upon model processes where at least one significant model assumption or input is unobservable, are considered to be Level 3 in the fair value hierarchy. At June 30, 2013, the Company used model processes to price 37 fixed maturity securities, which was 5.8% or $612 million of the Company’s fixed maturity securities and short-term investments at fair value. Level 3 securities were priced with the assistance of an independent third-party. The pricing is based on a discounted cash flow approach using the third-party’s proprietary pricing models. The models use inputs such as projected prepayment speeds;  severity assumptions; recovery lag assumptions; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price depreciation/appreciation rates based on macroeconomic forecasts and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the bond including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs could materially change the expected timing of cash flows within these securities which is a significant factor in determining the fair value of the securities.

Other Invested Assets

Other invested assets includes certain investments that are carried and measured at fair value on a recurring basis and non-recurring basis, as well as assets not carried at fair value. Within other invested assets, $61 million are carried at fair value on a recurring basis as of June 30, 2013. These assets comprise certain short-term investments and fixed maturity securities classified as trading and are Level 2 in the fair value hierarchy. Also carried at fair value on a recurring basis are $2 million in notes classified as Level 3 in the fair value hierarchy. The fair value of these notes is determined by calculating the present value of the expected cash flows. The unobservable inputs used in the fair value measurement of the notes are discount rate, prepayment speed and default rate.

Within other invested assets, $6 million are carried at fair value on a non-recurring basis as of June 30, 2013. These assets are comprised of mortgage loans which are classified as Level 3 in the fair value hierarchy as there are significant unobservable inputs used in the valuation of such loans. The non-performing portion of these mortgage loans is valued using an average recovery rate. The performing loans are valued using management’s determination of future cash flows arising from these loans, discounted at the rate of return that would be required by a market participant. The unobservable inputs used in the fair value measurement of the mortgage loans are discount rate, recovery on delinquent loans, loss severity, prepayment speed and default rate.

Other Assets

Committed Capital Securities

The fair value of committed capital securities ("CCS"), which is recorded in “other assets” on the consolidated balance sheets, represents the difference between the present value of remaining expected put option premium payments under AGC’s CCS (the “AGC CCS Securities”) and AGM’s Committed Preferred Trust Securities (the “AGM CPS Securities”) agreements, and the estimated present value that the Company would hypothetically have to pay currently for a comparable security (see Note 15, Long Term Debt and Credit Facilities). The estimated current cost of the Company’s CCS is based on several factors, including broker-dealer quotes for the outstanding securities, the U.S. dollar forward swap curve, London Interbank Offered Rate ("LIBOR") curve projections and the term the securities are estimated to remain outstanding.

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

The fair value of the Company’s credit derivative contracts represents the difference between the present value of remaining premiums the Company expects to receive or pay for the credit protection under the contract and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge or pay the Company for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual cash flows are the most readily observable inputs since they are based on the CDS contractual terms. These cash flows include premiums to be received or paid under the terms of the contract. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. If credit spreads of the underlying obligations change, the fair value of the related credit derivative changes. Market liquidity also affects valuations of the underlying obligations. Consistent with the previous several years, market conditions at June 30, 2013 were such that market prices of the Company’s CDS contracts were not available. Since market prices were not available, the Company used proprietary valuation models that used both unobservable and observable market data inputs as described under “Assumptions and Inputs” below. These models are primarily developed internally based on market conventions for similar transactions.

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

The expected future premium cash flows for the Company’s credit derivatives were discounted at rates ranging from 0.20% to 3.45% at June 30, 2013 and 0.21% to 2.81% at December 31, 2012.

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

•	Actual collateral specific credit spreads (if up-to-date and reliable market-based spreads are available).

•	Deals priced or closed during a specific quarter within a specific asset class and specific rating.

•	Credit spreads interpolated based upon market indices.

•	Credit spreads provided by the counterparty of the CDS.

•	Credit spreads extrapolated based upon transactions of similar asset classes, similar ratings, and similar time to maturity.

Information by Credit Spread Type (1)

	As of June 30, 2013	As of December 31, 2012
Based on actual collateral specific spreads	6%	6%
Based on market indices	87%	88%
Provided by the CDS counterparty	7%	6%
Total	100%	100%
 ____________________
(1)    Based on par.

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

The premium the Company receives is referred to as the “net spread.” The Company’s pricing model takes into account not only how credit spreads on risks that it assumes affect pricing, but also how the Company’s own credit spread affects the pricing of its deals. The Company’s own credit risk is factored into the determination of net spread based on the impact of changes in the quoted market price for credit protection bought on the Company, as reflected by quoted market prices on CDS referencing AGC or AGM. For credit spreads on the Company’s name the Company obtains the quoted price of CDS contracts traded on AGC and AGM from market data sources published by third parties. The cost to acquire CDS protection referencing AGC or AGM affects the amount of spread on CDS deals that the Company retains and, hence, their fair value. As the cost to acquire CDS protection referencing AGC or AGM increases, the amount of premium the Company retains on a deal generally decreases. As the cost to acquire CDS protection referencing AGC or AGM decreases, the amount of premium the Company retains on a deal generally increases. In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts. Given the current market conditions and the Company’s own credit spreads, approximately 25% and 71%, based on number of deals, of the Company's CDS contracts are fair valued using this minimum premium as of June 30, 2013 and December 31, 2012, respectively. The change period over period is driven by AGM's and AGC's credit spreads narrowing to levels not seen since 2008. As a result of this, the cost to hedge AGC's and AGM's names has declined significantly causing more transactions to price above previously established floor levels. The Company corroborates the assumptions in its fair value model, including the portion of exposure to AGC and AGM hedged by its counterparties, with independent third parties each reporting period. The current level of AGC’s and AGM’s own credit spread has resulted in the bank or deal originator hedging a significant portion of its exposure to AGC and AGM. This reduces the amount of contractual cash flows AGC and AGM can capture as premium for selling its protection.
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

The primary weaknesses of the Company’s CDS modeling techniques are:

•	There is no exit market or actual exit transactions. Therefore the Company’s exit market is a hypothetical one based on the Company’s entry market.

•	There is a very limited market in which to validate the reasonableness of the fair values developed by the Company’s model.

•	At June 30, 2013 and December 31, 2012, the markets for the inputs to the model were highly illiquid, which impacts their reliability.

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

The fair value of the Company’s FG VIE liabilities is also sensitive to changes relating to estimated prepayment speeds; market values of the underlying assets; estimated default rates (determined on the basis of an analysis of collateral attributes such as: historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); discount rates implied by market prices for similar securities; and house price depreciation/appreciation rates based on macroeconomic forecasts. In addition, the Company’s FG VIE liabilities with recourse are also sensitive to changes in the Company’s implied credit worthiness. Significant changes to any of these inputs could materially change the timing of expected losses within the insured transaction which is a significant factor in determining the implied benefit from the Company’s insurance policy guaranteeing the timely payment of principal and interest for the tranches of debt issued by the FG VIE that is insured by the Company. In general, extending the timing of expected loss payments by the Company into the future typically leads to a decrease in the value of the Company’s insurance and a decrease in the fair value of the Company’s FG VIE liabilities with recourse, while a shortening of the timing of expected loss payments by the Company typically leads to an increase in the value of the Company’s insurance and an increase in the fair value of the Company’s FG VIE liabilities with recourse.

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
As of June 30, 2013

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed maturity securities
U.S. government and agencies	$741	$—	$741	$—
Obligations of state and political subdivisions	5,334	—	5,298	36
Corporate securities	1,083	—	1,083	—
Mortgage-backed securities:
RMBS	1,127	—	851	276
Commercial mortgage-backed securities ("CMBS")	502	—	502	—
Asset-backed securities	483	—	183	300
Foreign government securities	294	—	294	—
Total fixed maturity securities	9,564	—	8,952	612
Short-term investments	943	766	177	—
Other invested assets (1)	69	—	61	8
Credit derivative assets	101	—	—	101
FG VIEs’ assets, at fair value	2,674	—	—	2,674
Other assets(2)	56	23	10	23
Total assets carried at fair value	$13,407	$789	$9,200	$3,418
Liabilities:
Credit derivative liabilities	$2,349	$—	$—	$2,349
FG VIEs’ liabilities with recourse, at fair value	1,940	—	—	1,940
FG VIEs’ liabilities without recourse, at fair value	1,134	—	—	1,134
Total liabilities carried at fair value	$5,423	$—	$—	$5,423

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2012

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed maturity securities
U.S. government and agencies	$794	$—	$794	$—
Obligations of state and political subdivisions	5,631	—	5,596	35
Corporate securities	1,010	—	1,010	—
Mortgage-backed securities:
RMBS	1,266	—	1,047	219
CMBS	520	—	520	—
Asset-backed securities	531	—	225	306
Foreign government securities	304	—	304	—
Total fixed maturity securities	10,056	—	9,496	560
Short-term investments	817	446	371	—
Other invested assets (1)	120	—	112	8
Credit derivative assets	141	—	—	141
FG VIEs’ assets, at fair value	2,688	—	—	2,688
Other assets(2)	65	24	5	36
Total assets carried at fair value	$13,887	$470	$9,984	$3,433
Liabilities:
Credit derivative liabilities	$1,934	$—	$—	$1,934
FG VIEs’ liabilities with recourse, at fair value	2,090	—	—	2,090
FG VIEs’ liabilities without recourse, at fair value	1,051	—	—	1,051
Total liabilities carried at fair value	$5,075	$—	$—	$5,075
 ____________________

(1)
Includes mortgage loans that are recorded at fair value on a non-recurring basis. At June 30, 2013 and December 31, 2012, such investments were carried at their fair value of $6 million and $7 million, respectively.

(2)    Includes fair value of CCS and supplemental executive retirement plan assets.

Changes in Level 3 Fair Value Measurements

The table below presents a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during Second Quarter 2013 and 2012 and Six Months 2013 and 2012.

Fair Value Level 3 Rollforward
Recurring Basis
Second Quarter 2013

	Fixed Maturity Securities
	Obligations of State and Political Subdivisions		RMBS		Asset- Backed Securities		Other Invested Assets		FG VIEs’ Assets at Fair Value		Other Assets		Credit Derivative Asset (Liability), net(5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of March 31, 2013	$35		$221		$286		$1		$2,813		$26		$(2,393)		$(2,071)		$(1,107)
Total pretax realized and unrealized gains/(losses) recorded in:(1)
Net income (loss)	—	(2)	6	(2)	5	(2)	(1)	(7)	341	(3)	(3)	(4)	74	(6)	(82)	(3)	(118)	(3)
Other comprehensive income (loss)	1		(3)		—		2		—		—		—		—		—
Purchases	—		67		11		—		—		—		—		—		—
Settlements	—		(15)		(2)		—		(302)		—		71		78		44
FG VIE consolidations	—		—		—		—		—		—		—		—		—
FG VIE deconsolidations	—		—		—		—		(178)		—		—		135		47
Fair value as of June 30, 2013	$36		$276		$300		$2		$2,674		$23		$(2,248)		$(1,940)		$(1,134)
Change in unrealized gains/(losses) related to financial instruments held as of June 30, 2013	$1		$(3)		$1		$2		$231		$(3)		$294		$(82)		$(132)

Fair Value Level 3 Rollforward
Recurring Basis
Second Quarter 2012

	Fixed Maturity Securities
	Obligations of state and political subdivisions	RMBS		Asset Backed Securities		Other Invested Assets	FG VIEs’ Assets at Fair Value		Other Assets		Credit Derivative Asset (Liability), net(5)		FG VIEs’ Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of March 31, 2012	$9	$136		$258		$2	$2,828		$40		$(1,953)		$(2,365)		(1,086)
Total pretax realized and unrealized gains/(losses) recorded in:(1)
Net income (loss)	0	4	(2)	8	(2)	—	43	(3)	4	(4)	261	(6)	(13)	(3)	(13)	(3)
Other comprehensive income (loss)	1	(17)		(12)		(1)	—		—		—		—		—
Purchases	—	55		22		—	—		—		—		—		—
Settlements	—	(11)		(2)		—	(145)		—		26		139		57
FG VIE consolidations	—	—		—		—	—		—		—		—		—
Fair value as of June 30, 2012	$10	$167		$274		$1	$2,726		$44		$(1,666)		$(2,239)		(1,042)
Change in unrealized gains/(losses) related to financial instruments held as of June 30, 2012	$1	$(17)		$(12)		$(1)	$72		$4		$283		$(18)		(37)

Fair Value Level 3 Rollforward
Recurring Basis
Six Months 2013

	Fixed Maturity Securities
	Obligations of State and Political Subdivisions		RMBS		Asset- Backed Securities		Other Invested Assets		FG VIEs’ Assets at Fair Value		Other Assets		Credit Derivative Asset (Liability), net(5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2012	$35		$219		$306		$1		$2,688		$36		$(1,793)		$(2,090)		$(1,051)
Total pretax realized and unrealized gains/(losses) recorded in:(1)
Net income (loss)	1	(2)	11	(2)	9	(2)	(1)	(7)	556	(3)	(13)	(4)	(518)	(6)	(163)	(3)	(192)	(3)
Other comprehensive income (loss)	1		4		(22)		2				—		—		—		—
Purchases	—		70		11		—		—		—		—		—		—
Settlements	(1)		(28)		(4)		—		(440)		—		63		190		99
FG VIE consolidations	—		—		—		—		48		—		—		(12)		(37)
FG VIE deconsolidations	—		—		—		—		(178)		—		—		135		47
Fair value as of June 30, 2013	$36		$276		$300		$2		$2,674		$23		$(2,248)		$(1,940)		$(1,134)
Change in unrealized gains/(losses) related to financial instruments held as of June 30, 2013	$1		$5		$(21)		$2		$430		$(13)		$(317)		$(165)		$(226)

Fair Value Level 3 Rollforward
Recurring Basis
Six Months 2012

	Fixed Maturity Securities
	Obligations of State and Political Subdivisions		RMBS		Asset- Backed Securities		Other Invested Assets	FG VIEs’ Assets at Fair Value		Other Assets		Credit Derivative Asset (Liability), net(5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2011	$10		$134		$235		$2	$2,819		$54		$(1,304)		$(2,397)		$(1,061)
Total pretax realized and unrealized gains/(losses) recorded in:(1)
Net income (loss)	0	(2)	5	(2)	14	(2)	0	175	(3)	(10)	(4)	(430)	(6)	(99)	(3)	(93)	(3)
Other comprehensive income (loss)	1		(7)		(12)		(1)	—		—		—		—		—
Purchases	—		55		40		—	—		—		—		—		—
Settlements	(1)		(20)		(3)		—	(283)		—		68		277		112
FG VIE consolidations	—		—		—		—	15		—		—		(20)		—
Fair value as of June 30, 2012	$10		$167		$274		$1	$2,726		$44		$(1,666)		$(2,239)		$(1,042)
Change in unrealized gains/(losses) related to financial instruments held as of June 30, 2012	$1		$(7)		$(12)		$(1)	$303		$(10)		$(352)		$(125)		$(155)
______________

(1)
Realized and unrealized gains (losses) from changes in values of Level 3 financial instruments represent gains (losses) from changes in values of those financial instruments only for the periods in which the instruments were classified as Level 3.

(2)	Included in net realized investment gains (losses) and net investment income.

(3)	Included in fair value gains (losses) on FG VIEs.

(4)	Recorded in fair value gains (losses) on CCS.

(5)	Represents net position of credit derivatives. The consolidated balance sheet presents gross assets and liabilities based on net counterparty exposure.

(6)	Reported in net change in fair value of credit derivatives.

(7)	Reported in other income.

Level 3 Fair Value Disclosures

Quantitative Information About Level 3 Fair Value Inputs
At June 30, 2013

Financial Instrument Description	Fair Value at June 30, 2013 (in millions)	Valuation Technique	Significant Unobservable Inputs	Range
Assets:
Fixed maturity securities:
Obligations of state and political subdivisions	$36	Discounted	Rate of inflation	1.0%	-	3.0%
		cash flow	Cash flow receipts	4.8%	-	90.0%
			Yield	5.2%		9.0%
			Collateral recovery period	1 month	-	42 years

RMBS	276	Discounted	CPR	1.0%	-	7.5%
		cash flow	CDR	4.4%	-	27.8%
			Severity	47.9%	-	102.8%
			Yield	4.1%	-	10.8%
Asset-backed securities:
Whole business securitization	62	Discounted cash flow	Annual gross revenue projections (in millions)	$54	-	$96
			Value of primary financial guaranty policy	43.8%
			Liquidity discount	5.0%	-	20.0%

Investor owned utility	164	Discounted cash flow	Liquidation value (in millions)	$216	-	$217
			Years to liquidation	0 years	-	2.5 years
			Collateral recovery period	6 months	-	6 years
			Discount factor	15.3%

XXX life insurance transactions	74	Discounted	Yield	10.5%
		cash flow

Other invested assets	8	Discounted cash flow	Discount for lack of liquidity	10.0%	-	20.0%
			Recovery on delinquent loans	20.0%	-	60.0%
			Default rates	1.0%	-	11.0%
			Loss severity	40.0%	-	90.0%
			Prepayment speeds	6.0%	-	15.0%

FG VIEs’ assets, at fair value	2,674	Discounted	CPR	0.6%	-	11.8%
		cash flow	CDR	2.8%	-	27.8%
			Loss severity	38.1%	-	106.4%
			Yield	2.8%	-	10.6%

Financial Instrument Description	Fair Value at June 30, 2013 (in millions)	Valuation Technique	Significant Unobservable Inputs	Range
Other assets	23	Discounted cash flow	Quotes from third party pricing	$56	-	$57
			Term (years)	3 years

Liabilities:
Credit derivative liabilities, net	(2,248)	Discounted	Year 1 loss estimates	0.0%	-	61.0%
		cash flow	Hedge cost (in bps)	14.2	-	343.3
			Bank profit (in bps)	1.0	-	1,364.0
			Internal floor (in bps)	7.0	-	100.0
			Internal credit rating	AAA	-	BIG

FG VIEs’ liabilities, at fair value	(3,074)	Discounted	CPR	0.6%	-	11.8%
		cash flow	CDR	2.8%	-	27.8%
			Loss severity	38.1%	-	106.4%
			Yield	2.8%	-	10.6%

Quantitative Information About Level 3 Fair Value Inputs
At December 31, 2012

Financial Instrument Description	Fair Value at December 31, 2012 (in millions)	Valuation Technique	Significant Unobservable Inputs	Range
Assets:
Fixed maturity securities:
Obligations of state and political subdivisions	$35	Discounted	Rate of inflation	1.0%	-	3.0%
		cash flow	Cash flow receipts	4.9%	-	85.8%
			Discount rates	4.3%		9.0%
			Collateral recovery period	1 month	-	43 years

RMBS	219	Discounted	CPR	0.8%	-	7.5%
		cash flow	CDR	4.4%	-	28.6%
			Severity	48.1%	-	102.8%
			Yield	3.5%	-	12.8%
Asset-backed securities:
Whole business securitization	63	Discounted cash flow	Annual gross revenue projections (in millions)	$54	-	$96
			Value of primary financial guaranty policy	43.8%
			Liquidity discount	5.0%	-	20.0%

Investor owned utility	186	Discounted cash flow	Liquidation value (in millions)	$212	-	$242
			Years to liquidation	0 years	-	3 years
			Discount factor	15.3%

XXX life insurance transactions	57	Discounted	Yield	12.5%
		cash flow

Other invested assets	8	Discounted cash flow	Discount for lack of liquidity	10.0%	-	20.0%
			Recovery on delinquent loans	20.0%	-	60.0%
			Default rates	1.0%	-	12.0%
			Loss severity	40.0%	-	90.0%
			Prepayment speeds	6.0%	-	15.0%

FG VIEs’ assets, at fair value	2,688	Discounted	CPR	0.5%	-	10.9%
		cash flow	CDR	3.0%	-	28.6%
			Loss severity	37.5%	-	103.8%
			Yield	4.5%	-	20.0%

Financial Instrument Description	Fair Value at December 31, 2012 (in millions)	Valuation Technique	Significant Unobservable Inputs	Range
Other assets	36	Discounted cash flow	Quotes from third party pricing	$38	-	$51
			Term (years)	3 years

Liabilities:
Credit derivative liabilities, net	(1,793)	Discounted	Year 1 loss estimates	0.0%	-	58.7%
		cash flow	Hedge cost (in bps)	64.2	-	678.4
			Bank profit (in bps)	1.0	-	1,312.9
			Internal floor (in bps)	7.0	-	60.0
			Internal credit rating	AAA	-	BIG

FG VIEs’ liabilities, at fair value	(3,141)	Discounted	CPR	0.5%	-	10.9%
		cash flow	CDR	3.0%	-	28.6%
			Loss severity	37.5%	-	103.8%
			Yield	4.5%	-	20.0%

The carrying amount and estimated fair value of the Company’s financial instruments are presented in the following table.

Fair Value of Financial Instruments

	As of June 30, 2013		As of December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets:
Fixed maturity securities	$9,564	$9,564	$10,056	$10,056
Short-term investments	943	943	817	817
Other invested assets	102	110	177	182
Credit derivative assets	101	101	141	141
FG VIEs’ assets, at fair value	2,674	2,674	2,688	2,688
Other assets	177	177	166	166
Liabilities:
Financial guaranty insurance contracts(1)	3,725	5,210	3,918	6,537
Long-term debt	827	1,095	836	1,091
Credit derivative liabilities	2,349	2,349	1,934	1,934
FG VIEs’ liabilities with recourse, at fair value	1,940	1,940	2,090	2,090
FG VIEs’ liabilities without recourse, at fair value	1,134	1,134	1,051	1,051
Other liabilities	74	74	47	47
____________________

(1)	Carrying amount includes the assets and liabilities related to financial guaranty insurance contract premiums, losses, and salvage and subrogation and other recoverables net of reinsurance.

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

Credit Derivative Net Par Outstanding by Sector

The estimated remaining weighted average life of credit derivatives was 3.9 years at June 30, 2013 and 3.7 years at December 31, 2012. The components of the Company’s credit derivative net par outstanding are presented below.

Credit Derivatives Net Par Outstanding

	As of June 30, 2013				As of December 31, 2012
Asset Type	Net Par Outstanding	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Rating	Net Par Outstanding	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Rating
	(dollars in millions)
Pooled corporate obligations:
Collateralized loan obligation/collateral bond obligations	$22,954	31.9%	34.2%	AAA	$29,142	32.8%	33.3%	AAA
Synthetic investment grade pooled corporate	9,626	21.6	19.7	AAA	9,658	21.6	19.7	AAA
Synthetic high yield pooled corporate	2,690	47.2	41.1	AAA	3,626	35.0	30.3	AAA
TruPS CDOs	3,716	46.1	33.5	BB	4,099	46.5	32.7	BB
Market value CDOs of corporate obligations	3,111	31.2	32.7	AAA	3,595	30.1	32.0	AAA
Total pooled corporate obligations	42,097	31.7	31.1	AAA	50,120	31.7	30.4	AAA
U.S. RMBS:
Option ARM and Alt-A first lien	3,112	20.0	10.1	B+	3,381	20.2	10.4	B+
Subprime first lien	3,195	30.1	51.7	AA-	3,494	29.8	52.6	A+
Prime first lien	302	10.9	5.2	B	333	10.9	5.2	B
Closed end second lien and HELOCs	25	—	—	CCC	49	—	—	B-
Total U.S. RMBS	6,634	24.3	29.9	BBB	7,257	24.2	30.4	BBB
CMBS	3,816	33.4	41.5	AAA	4,094	33.3	41.8	AAA
Other	8,332	—	—	A	9,310	—	—	A-
Total	$60,879			AA+	$70,781			AA+
____________________

(1)	Represents the sum of subordinate tranches and over-collateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

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

The Company’s exposure to “Other” CDS contracts is also highly diversified. It includes $3.0 billion of exposure to three pooled infrastructure transactions comprising diversified pools of international infrastructure project transactions and loans to regulated utilities. These pools were all structured with underlying credit enhancement sufficient for the Company to attach at AAA levels at origination. The remaining $5.3 billion of exposure in “Other” CDS contracts comprises numerous deals across various asset classes, such as commercial receivables, international RMBS, infrastructure, regulated utilities and consumer receivables. Of the total net par outstanding in the "Other" sector, $0.5 million is rated BIG.

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	As of June 30, 2013		As of December 31, 2012
Ratings	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
AAA	$43,763	71.9%	$50,918	71.9%
AA	3,807	6.3	3,083	4.4
A	3,365	5.5	5,487	7.8
BBB	4,146	6.8	4,584	6.4
BIG	5,798	9.5	6,709	9.5
Total credit derivative net par outstanding	$60,879	100.0%	$70,781	100.0%

Net Change in Fair Value of Credit Derivatives

Net Change in Fair Value of Credit Derivatives Gain (Loss)

	Second Quarter		Six Months
	2013	2012	2013	2012
	(in millions)
Net credit derivative premiums received and receivable	$41	$34	$68	$63
Net ceding commissions (paid and payable) received and receivable	0	0	1	0
Realized gains on credit derivatives	41	34	69	63
Terminations	—	(1)	—	(1)
Net credit derivative losses (paid and payable) recovered and recoverable	(127)	(56)	(137)	(142)
Total realized gains (losses) and other settlements on credit derivatives	(86)	(23)	(68)	(80)
Net unrealized gains (losses) on credit derivatives	160	284	(450)	(350)
Net change in fair value of credit derivatives	$74	$261	$(518)	$(430)

In Second Quarter 2013 and 2012, CDS contracts totaling $2.0 billion and $0.6 billion in net par were terminated, resulting in accelerations of credit derivative revenues of $14 million in Second Quarter 2013 and $0.7 million in Second Quarter 2012. In Six Months 2013 and 2012, CDS contracts totaling $3.0 billion and $0.8 billion in net par were terminated, resulting in accelerations of credit derivative revenues of $15 million in Six Months 2013 and $1 million in Six Months 2012. In Second Quarter 2013, in addition to the CDS terminations mentioned above, the Company terminated a film securitization CDS for a payment of $120 million which was recorded in realized gains (losses) and other settlements on credit derivatives, with a corresponding release of the unrealized loss recorded in unrealized gains (losses) on credit derivatives of $127 million for a net change in fair value of credit derivatives of $7 million.

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

Net Change in Unrealized Gains (Losses) on Credit Derivatives By Sector

	Second Quarter		Six Months
Asset Type	2013	2012	2013	2012
	(in millions)
Pooled corporate obligations:	$(34)	$25	$(139)	$30
U.S. RMBS	14	250	(443)	(379)
CMBS	(1)	0	(4)	0
Other	181	9	136	(1)
Total	$160	$284	$(450)	$(350)

During Second Quarter 2013, unrealized fair value gains were driven primarily by the termination of a film securitization transaction and price improvement on a XXX life securitization transaction, both in the Other sector. These unrealized gains were slightly offset by wider implied net spreads in the pooled corporate obligations sector. The wider implied net spreads were primarily a result of asset prices on the Company's pooled corporate obligations deteriorating during the period, as well as the decreased cost to buy protection in AGC's name as the market cost of AGC's credit decreased during the period. These transactions were pricing at or above their floor levels (or the minimum rate at which the Company would expect to consider assuming these risks based on historical experience); therefore when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, decreased the implied spreads that the Company would expect to receive on these transactions increased. As indicated below, the credit spread of both the 5 Year and 1 Year CDS spread on AGC decreased in Second Quarter 2013. The cost of AGM's 5 Year and 1 Year credit protection also changed during Second Quarter 2013, but did not lead to significant fair value losses, as the policies which represent the majority of AGM's current outstanding exposure continue to price at floor levels.

During Six Months 2013, the cost to buy protection on AGC's name declined. This led to U.S. RMBS unrealized fair value losses which were generated primarily in the Alt-A, prime first lien and subprime RMBS sectors due to wider implied net spreads. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC's name as the market cost of AGC's credit decreased significantly during the period. These transactions were pricing at or above their floor levels; therefore when the cost of purchasing CDS protection on AGC decreased, the implied spreads that the Company would expect to receive on these transactions increased. As indicated below, the credit spread of both the 5 Year and 1 Year CDS spread on AGC decreased significantly in Six Months 2013. To calculate the fair value of the CDS contracts, the Company matches the tenor of the CDS contracts in the Company's portfolio to the tenor of the CDS spread purchased in AGC's name. The cost of AGM's 5 Year and 1 Year credit protection also decreased during Six Months 2013, but did not lead to significant fair value losses, as the policies which represent the majority of AGM's current outstanding exposure continue to price at floor levels. Six Months 2013 changes in fair value of credit derivatives in the Other category includes a $20 million loss for guaranteed interest rate swaps identified during 2013.

     In Second Quarter 2012, U.S. RMBS unrealized fair value gains were generated primarily in the prime first lien, Alt-A, Option ARM and subprime RMBS sectors due to tighter implied net spreads. The tighter implied net spreads were primarily a result of the increased cost to buy protection in AGC's name as the market cost of AGC's credit protection increased. These transactions were pricing above their floor levels; therefore when the cost of purchasing CDS protection on AGC increased, the implied spreads that the Company would expect to receive on these transactions decreased. The cost of AGM's credit protection also increased during the quarter, but did not lead to significant fair value gains, as the majority of AGM policies continue to price at floor levels. In addition, Second Quarter 2012 included an $85 million unrealized gain relating to R&W benefits from the Deutsche Bank Agreement.

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

Five-Year CDS Spread on AGC and AGM

	As of June 30, 2013	As of March 31, 2013	As of December 31, 2012	As of June 30, 2012	As of March 31, 2012	As of December 31, 2011
Quoted price of CDS contract (in basis points):
AGC	343	397	678	904	743	1,140
AGM	365	380	536	652	555	778

One-Year CDS Spread on AGC and AGM

	As of June 30, 2013	As of March 31, 2013	As of December 31, 2012	As of June 30, 2012	As of March 31, 2012	As of December 31, 2011
Quoted price of CDS contract (in basis points):
AGC	57	59	270	629	594	965
AGM	72	60	257	416	378	538

	As of June 30, 2013	As of December 31, 2012
	(in millions)
Fair value of credit derivatives before effect of AGC and AGM credit spreads	$(3,961)	$(4,809)
Plus: Effect of AGC and AGM credit spreads	1,713	3,016
Net fair value of credit derivatives	$(2,248)	$(1,793)

The fair value of CDS contracts at June 30, 2013, before considering the implications of AGC’s and AGM’s credit spreads, is a direct result of continued wide credit spreads in the fixed income security markets and ratings downgrades. The asset classes that remain most affected are 2005-2007 vintages of prime first lien, Alt-A, Option ARM, subprime RMBS deals as well as trust-preferred and pooled corporate securities. Comparing June 30, 2013 with December 31, 2012, there was a narrowing of spreads primarily related to Alt-A first lien, Option ARM, and subprime RMBS transactions, as well as the Company's pooled corporate obligations. This narrowing of spreads combined with the run-off of par outstanding and termination of securities, resulted in a gain of approximately $848 million, before taking into account AGC’s or AGM’s credit spreads.

Management believes that the trading level of AGC’s and AGM’s credit spreads over the past several years has been due to the correlation between AGC’s and AGM’s risk profile and the current risk profile of the broader financial markets and to increased demand for credit protection against AGC and AGM as the result of its financial guaranty volume, as well as the overall lack of liquidity in the CDS market. Offsetting the benefit attributable to AGC’s and AGM’s credit spread were higher credit spreads in the fixed income security markets. The higher credit spreads in the fixed income security market are due to the lack of liquidity in the high yield CDO, TruPS CDO, and CLO markets as well as continuing market concerns over the most recent vintages of RMBS.

The following table presents the fair value and the present value of expected claim payments or recoveries (i.e. net expected loss to be paid as described in Note 5) for contracts accounted for as derivatives.

Net Fair Value and Expected Losses of Credit Derivatives by Sector

	Fair Value of Credit Derivative Asset (Liability), net		Present Value of Expected Claim (Payments) Recoveries(1)
Asset Type	As of June 30, 2013	As of December 31, 2012	As of June 30, 2013	As of December 31, 2012
	(in millions)
Pooled corporate obligations	$(135)	$6	$(19)	$(16)
U.S. RMBS	(1,679)	(1,237)	(197)	(181)
CMBS	(7)	(2)	—	—
Other	(427)	(560)	43	(85)
Total	$(2,248)	$(1,793)	$(173)	$(282)
 ____________________

(1)
Represents amount in excess of the present value of future installment fees to be received of $43 million as of June 30, 2013 and $43 million as of December 31, 2012. Includes R&W benefit of $204 million as of June 30, 2013 and $237 million as of December 31, 2012.

Ratings Sensitivities of Credit Derivative Contracts

Within the Company’s insured CDS portfolio, the transaction documentation for approximately $1.8 billion in CDS gross par insured as of June 30, 2013 provides that a downgrade of AGC's financial strength rating below BBB- or Baa3 would constitute a termination event that would allow the CDS counterparty to terminate the affected transactions. If the CDS counterparty elected to terminate the affected transactions, AGC could be required to make a termination payment (or may be entitled to receive a termination payment from the CDS counterparty). The Company does not believe that it can accurately estimate the termination payments AGC could be required to make if, as a result of any such downgrade, the CDS counterparty terminated the affected transactions. These payments could have an adverse effect on the Company’s liquidity and financial condition.

The transaction documentation for approximately $11.6 billion in CDS gross par insured as of June 30, 2013 requires certain of the Company's insurance subsidiaries to post eligible collateral to secure its obligation to make payments under such contracts. Eligible collateral is generally cash or U.S. government or agency securities; eligible collateral other than cash is valued at a discount to the face amount. For approximately $11.3 billion of such contracts, AGC has negotiated caps such that the posting requirement cannot exceed a certain fixed amount, regardless of the mark-to-market valuation of the exposure or the financial strength ratings of AGC. For such contracts, AGC need not post on a cash basis more than $675 million, which amount is already being posted by AGC and is part of the approximately $680 million posted by the Company's insurance subsidiaries. For the remaining approximately $381 million of such contracts, the Company could be required from time to time to post additional collateral based on movements in the mark-to-market valuation of the underlying exposure. Of the $680 million being posted by the Company's insurance subsidiaries, approximately $64 million relate to such $381 million of notional.

Sensitivity to Changes in Credit Spread

The following table summarizes the estimated change in fair values on the net balance of the Company’s credit derivative positions assuming immediate parallel shifts in credit spreads on AGC and AGM and on the risks that they both assume.

Effect of Changes in Credit Spread
As of June 30, 2013

Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
100% widening in spreads	$(4,558)	$(2,310)
50% widening in spreads	(3,403)	(1,155)
25% widening in spreads	(2,826)	(578)
10% widening in spreads	(2,479)	(231)
Base Scenario	(2,248)	—
10% narrowing in spreads	(2,037)	211
25% narrowing in spreads	(1,720)	528
50% narrowing in spreads	(1,192)	1,056
 ____________________

(1)	Includes the effects of spreads on both the underlying asset classes and the Company’s own credit spread.

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

As part of the terms of its financial guaranty contracts, the Company obtains certain protective rights with respect to the VIE that are triggered by the occurrence of certain events, such as failure to be in compliance with a covenant due to poor deal performance or a deterioration in a servicer or collateral manager's financial condition. At deal inception, the Company typically is not deemed to control a VIE; however, once a trigger event occurs, the Company's control of the VIE typically increases. The Company continuously evaluates its power to direct the activities that most significantly impact the economic performance of VIEs that have debt obligations insured by the Company and, accordingly, where the Company is obligated to absorb VIE losses or receive benefits that could potentially be significant to the VIE. The Company obtains protective rights under its insurance contracts that give the Company additional controls over a VIE if there is either deterioration of deal performance or in the financial health of the deal servicer. The Company is deemed to be the control party under GAAP, typically when its protective rights give it the power to both terminate and replace the deal servicer, which are characteristics specific to the Company's financial guaranty contracts. If the Company’s protective rights that could make it the control party have not been triggered, then it does not consolidate the VIE. As of June 30, 2013, the Company had issued financial guaranty contracts for approximately 1,100 VIEs that it did not consolidate.

Consolidated FG VIEs

Number of FG VIE's Consolidated

	As of June 30, 2013	As of December 31, 2012

Beginning of the period	33	33
Consolidated(1)	11	2
Deconsolidated(1)	(2)	—
Matured	(1)	(2)
End of the period	41	33
____________________

(1)
Net loss on consolidation and deconsolidation was $7 million in Six Months 2013 and $6 million in 2012, respectively, and recorded in “fair value gains (losses) on FG VIEs” in the consolidated statement of operations.

The total unpaid principal balance for the FG VIEs’ assets that were over 90 days or more past due was approximately $820 million at June 30, 2013. The aggregate unpaid principal of the FG VIEs’ assets was approximately $2,169 million greater than the aggregate fair value at June 30, 2013. The change in the instrument-specific credit risk of the FG VIEs’ assets for Second Quarter 2013 and Six Months 2013 were gains of $97 million and $168 million, respectively. The change in the instrument-specific credit risk of the FG VIEs’ assets for Second Quarter 2012 and Six Months 2012 were gains of $84 million and $170 million, respectively.

The aggregate unpaid principal balance was approximately $1,739 million greater than the aggregate fair value of the FG VIEs’ liabilities as of June 30, 2013.

The table below shows the carrying value of the consolidated FG VIEs’ assets and liabilities in the consolidated financial statements, segregated by the types of assets that collateralize their respective debt obligations.

Consolidated FG VIEs
By Type of Collateral

	As of June 30, 2013			As of December 31, 2012
	Number of FG VIEs	Assets	Liabilities	Number of FG VIEs	Assets	Liabilities
	(dollars in millions)
With recourse:
First lien	25	$653	$849	14	$618	$825
Second lien	14	492	731	16	633	915
Other	2	360	360	3	350	350
Total with recourse	41	1,505	1,940	33	1,601	2,090
Without recourse	—	1,169	1,134	—	1,087	1,051
Total	41	$2,674	$3,074	33	$2,688	$3,141

Unpaid Principal for FG VIEs’ Liabilities
with Recourse

	As of June 30, 2013	As of December 31, 2012
	(in millions)
Unpaid principal for FG VIEs’ liabilities with recourse (1)	$2,481	$2,808
____________________

(1)	FG VIE liabilities with recourse will mature at various dates ranging from 2025 to 2047, except for $12 million maturing in 2014.

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

	Second Quarter		Six Months
	2013	2012	2013	2012
	(in millions)
Net earned premiums	$(15)	$(16)	$(33)	$(33)
Net investment income	(4)	(3)	(7)	(6)
Net realized investment gains (losses)	1	3	2	4
Fair value gains (losses) on FG VIEs	143	168	213	127
Loss and LAE	22	4	15	12
Total pretax effect on net income	147	156	190	104
Less: tax provision (benefit)	51	55	66	37
Total effect on net income (loss)	$96	$101	$124	$67

	As of June 30, 2013	As of December 31, 2012
	(in millions)
Total (decrease) increase on shareholders’ equity	$(226)	$(348)

Fair value gains (losses) on FG VIEs represent the net change in fair value on the consolidated FG VIEs’ assets and liabilities. For Second Quarter 2013, the Company recorded a pre-tax fair value gain on FG VIEs of $143 million. The primary driver of this gain was a $149 million fair value gain as a result of R&W benefits recognized during the quarter on policies relating to Flagstar and UBS. This was also the primary driver of the $213 million pre-tax fair value gain of consolidated FG VIEs during Six Months 2013. The additional gain of $64 million for Six Months 2013 was also a result of an R&W benefit related to the Flagstar policies referenced above. During Second Quarter 2013, the Company signed an agreement that resulted in the deconsolidation of two FG VIEs.

During Second Quarter 2012, the Company recorded a pre-tax net fair value gain of consolidated FG VIEs of $168 million. The majority of this gain, $161 million, is a result of a R&W settlement with Deutsche Bank during the period. This was also the primary driver of the $127 million pre-tax fair value gain of consolidated FG VIEs during Six Months 2012. The Six Months 2012 amount was partially offset by an unrealized loss in first quarter 2012, which resulted from price appreciation on wrapped FG VIE liabilities, as market participants gave more value to the guarantees provided by monoline insurers.

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

Investment Portfolio

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets. Income earned on the general portfolio excluding loss mitigation bonds declined due to lower reinvestment rates. Accrued investment income on fixed maturity securities, short-term investments and assets acquired in refinancing transactions was $94 million and $97 million as of June 30, 2013 and December 31, 2012, respectively.

Net Investment Income

	Second Quarter		Six Months
	2013	2012	2013	2012
	(in millions)
Income from fixed maturity securities in general investment portfolio	$81	$88	$160	$175
Income from fixed maturity securities purchased or obtained for loss mitigation purposes	12	15	28	27
Other (1)	2	1	3	2
Gross investment income	95	104	191	204
Investment expenses	(2)	(3)	(4)	(5)
Net investment income	$93	$101	$187	$199
____________________
(1)    Includes income from short-term investments and assets acquired in refinancing transactions.

Net Realized Investment Gains (Losses)

	Second Quarter		Six Months
	2013	2012	2013	2012
	(in millions)
Gross realized gains on investment portfolio	$16	$17	$55	$26
Gross realized losses on investment portfolio	(7)	(18)	(13)	(21)
Other-than-temporary impairment ("OTTI")	(7)	(2)	(12)	(7)
Net realized investment gains (losses)	$2	$(3)	$30	$(2)

The following table presents the roll-forward of the credit losses of fixed maturity securities for which the Company has recognized OTTI and where the portion of the fair value adjustment related to other factors was recognized in other comprehensive income ("OCI").

Roll Forward of Credit Losses in the Investment Portfolio

	Second Quarter		Six Months
	2013	2012	2013	2012
	(in millions)
Balance, beginning of period	$69	$51	$64	$47
Additions for credit losses on securities for which an OTTI was not previously recognized	—	—	1	2
Additions for credit losses on securities for which an OTTI was previously recognized	3	2	7	4
Balance, end of period	$72	$53	$72	$53

Fixed Maturity Securities and Short Term Investments
by Security Type
As of June 30, 2013

Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI(2) Gain (Loss) on Securities with OTTI	Weighted Average Credit Quality (3)
	(dollars in millions)
Fixed maturity securities:
U.S. government and agencies	7%	$706	$40	$(5)	$741	$—	AA+
Obligations of state and political subdivisions	50	5,101	273	(40)	5,334	5	AA
Corporate securities	10	1,055	42	(14)	1,083	0	A+
Mortgage-backed securities(4):	0
RMBS	11	1,172	35	(80)	1,127	(61)	A+
CMBS	5	483	22	(3)	502	—	AAA
Asset-backed securities	4	459	31	(7)	483	17	BIG
Foreign government securities	4	291	7	(4)	294	0	AA+
Total fixed maturity securities	91	9,267	450	(153)	9,564	(39)	AA-
Short-term investments	9	943	0	0	943	—	AAA
Total investment portfolio	100%	$10,210	$450	$(153)	$10,507	$(39)	AA-

Fixed Maturity Securities and Short Term Investments
by Security Type
As of December 31, 2012

Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Gain (Loss) on Securities with OTTI	Weighted Average Credit Quality (3)
	(dollars in millions)
Fixed maturity securities:
U.S. government and agencies	7%	$732	$62	$0	$794	$—	AA+
Obligations of state and political subdivisions	51	5,153	489	(11)	5,631	9	AA
Corporate securities	9	930	80	0	1,010	0	AA-
Mortgage-backed securities(4):
RMBS	13	1,281	62	(77)	1,266	(59)	A+
CMBS	5	482	38	0	520	—	AAA
Asset-backed securities	5	482	59	(10)	531	43	BIG
Foreign government securities	2	286	18	0	304	0	AAA
Total fixed maturity securities	92	9,346	808	(98)	10,056	(7)	AA-
Short-term investments	8	817	0	0	817	—	AAA
Total investment portfolio	100%	$10,163	$808	$(98)	$10,873	$(7)	AA-
____________________

(1)	Based on amortized cost.

(2)	Accumulated OCI ("AOCI"). See also Note 17.

(3)
Ratings in the tables above represent the lower of the Moody’s and S&P classifications except for bonds purchased for loss mitigation or risk management strategies, which use internal ratings classifications. The Company’s portfolio consists primarily of high-quality, liquid instruments.

(4)	Government-agency obligations were approximately 55% of mortgage backed securities as of June 30, 2013 and 61% as of December 31, 2012 based on fair value.

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

Fixed Maturity Securities
Gross Unrealized Loss by Length of Time
As of June 30, 2013

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(dollars in millions)
U.S. government and agencies	$175	$(5)	$—	$—	$175	$(5)
Obligations of state and political subdivisions	629	(40)	—	—	629	(40)
Corporate securities	319	(14)	—	—	319	(14)
Mortgage-backed securities:
RMBS	427	(19)	143	(61)	570	(80)
CMBS	59	(3)	—	—	59	(3)
Asset-backed securities	54	(5)	10	(2)	64	(7)
Foreign government securities	155	(4)	—	—	155	(4)
Total	$1,818	$(90)	$153	$(63)	$1,971	$(153)
Number of securities		365		18		383
Number of securities with OTTI		6		8		14

Fixed Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2012

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(dollars in millions)
U.S. government and agencies	$62	$0	$—	$—	$62	$0
Obligations of state and political subdivisions	79	(11)	—	—	79	(11)
Corporate securities	25	0	—	—	25	0
Mortgage-backed securities:
RMBS	108	(19)	121	(58)	229	(77)
CMBS	5	0	—	—	5	0
Asset-backed securities	16	0	35	(10)	51	(10)
Foreign government securities	8	0	—	—	8	0
Total	$303	$(30)	$156	$(68)	$459	$(98)
Number of securities		58		16		74
Number of securities with OTTI		5		6		11

Of the securities in an unrealized loss position for 12 months or more as of June 30, 2013, ten securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of June 30, 2013 was $63 million. The Company has determined that the unrealized losses recorded as of June 30, 2013 are yield related and not the result of OTTI.

The amortized cost and estimated fair value of available-for-sale fixed maturity securities by contractual maturity as of June 30, 2013 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of June 30, 2013

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$260	$264
Due after one year through five years	1,477	1,539
Due after five years through 10 years	2,346	2,446
Due after 10 years	3,529	3,686
Mortgage-backed securities:
RMBS	1,172	1,127
CMBS	483	502
Total	$9,267	$9,564

Under agreements with its cedants and in accordance with statutory requirements, the Company maintains fixed maturity securities in trust accounts for the benefit of reinsured companies, which amounted to $359 million and $368 million as of June 30, 2013 and December 31, 2012, respectively. In addition, to fulfill state licensing requirements the Company has placed on deposit eligible securities of $22 million and $27 million as of June 30, 2013 and December 31, 2012, respectively. To provide collateral for a letter of credit, the Company holds a fixed maturity investment in a segregated account equal to 120% of the letter of credit, which amounted to $3.5 million and $3.5 million as of June 30, 2013 and December 31, 2012, respectively.

Under certain derivative contracts, the Company is required to post eligible securities as collateral. The need to post collateral under these transactions is generally based on fair value assessments in excess of contractual thresholds. The fair value of the Company’s pledged securities totaled $680 million and $660 million as of June 30, 2013 and December 31, 2012, respectively. See Note 8, Financial Guaranty Contracts Accounted for as Credit Derivatives, for the effect of the downgrade on collateral posted.

No material investments of the Company were non-income producing for Six Months 2013 and 2012, respectively.

Loss Mitigation Assets

One of the Company's strategies for mitigating losses has been to purchase insured securities that have expected losses at discounted prices. The Company may also obtain the obligations referenced in CDS transactions that have triggered the insured's obligation to put these bonds to AGM or AGC, or assets may be obtained as part of a negotiated agreement.

Loss Mitigation Assets
Carrying Value

	As of June 30, 2013	As of December 31, 2012
	(in millions)
Fixed maturity securities:
Obligations of state and political subdivisions	$36	$35
RMBS	256	215
Asset-backed securities	300	306
Other invested assets:
Assets acquired in refinancing transactions	61	72
Other	24	42
Total	$677	$670

11.	Insurance Company Regulatory Requirements

Dividend Restrictions and Capital Requirements

AGC is a Maryland domiciled insurance company. Under Maryland's insurance law, AGC may, with prior notice to the Maryland Insurance Commissioner, pay an ordinary dividend that, together with all dividends paid in the prior 12 months, does not exceed 10% of its policyholders' surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. As of June 30, 2013, approximately $73 million was available for distribution of dividends, after giving effect to dividends paid in the prior 12 months of approximately $17 million. This amount does not take into account a series of transactions that Assured Guaranty completed in July 2013 in order to capitalize its subsidiary MAC, including AGC contributing cash and marketable securities to Municipal Assurance Holdings Inc. (“MAC Holdings”), a holding company newly formed to own 100% of MAC's outstanding common stock, ceding a portfolio of policies covering U.S. municipal bonds to MAC, and paying MAC unearned premium for such cession.

AGM is a New York domiciled insurance company. Under New York insurance law, AGM may pay dividends out of "earned surplus", which is the portion of a company's surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to shareholders as dividends or transferred to stated capital or capital surplus, or applied to other purposes permitted by law, but does not include unrealized appreciation of assets. AGM may pay an ordinary dividend that, together with all dividends paid in the prior 12 months, does not exceed the lesser of 10% of its policyholders' surplus (as of the last annual or quarterly statement filed) or 100% of its adjusted net investment income during that period. As of June 30, 2013, approximately $141 million was available for distribution of dividends, after giving effect to dividends paid in the prior 12 months of $38 million. This amount does not take into account the July 2013 transactions to capitalize MAC, including AGM contributing MAC's outstanding common stock, cash and marketable securities to MAC Holdings, ceding a portfolio of policies covering U.S. municipal bonds to MAC, and paying MAC unearned premium for such cession.

As of July 31, 2013, AG Re had unencumbered assets of approximately $280 million. AG Re maintains unencumbered assets for general corporate purposes, including placing additional assets in trust for the benefit of cedants to reflect declines in the market value of previously posted assets or additional ceded reserves. We expect unencumbered assets to decline in third quarter 2013 due to collateral posting requirements related to Detroit exposures. AG Re is an insurance company registered and licensed under the Insurance Act 1978 of Bermuda, amendments thereto and related regulations. Based on regulatory capital requirements AG Re currently has $600 million of excess capital and surplus. As a Class 3B insurer, AG Re is restricted from distributing capital or paying dividends by the following regulatory requirements:

•	Dividends shall not exceed outstanding statutory surplus or $440 million.

•
Dividends on annual basis shall not exceed 25% of its total statutory capital and surplus (as set out in its previous year's financial statements) or $321 million unless it files (at least seven days before payment of such dividends) with the Bermuda Monetary Authority an affidavit stating that it will continue to meet the required margins.

•
Capital distributions on an annual basis shall not exceed 15% of its total statutory capital (as set out in its previous year's financial statements) or $126 million, unless approval is granted by the Bermuda Monetary Authority.

•
Dividends are limited by requirements that the subject company must at all times (i) maintain the minimum solvency margin and the Company's applicable enhanced capital requirements required under the Insurance Act of 1978 and (ii) have relevant assets in an amount at least equal to 75% of relevant liabilities, both as defined under the Insurance Act of 1978.

Dividends Paid and Repayment of Surplus Note
By Insurance Company Subsidiaries

	Second Quarter		Six Months
	2013	2012	2013	2012
	(in millions)
Dividends paid by AGC to AGUS	$17	$40	$17	$55
Dividends paid by AGM to AGMH	38	—	38	30
Dividends paid by AG Re to AGL	60	40	100	70
Repayment of surplus note by AGM to AGMH	—	50	25	50

12.	Income Taxes

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

Effective Tax Rate Reconciliation

	Second Quarter		Six Months
	2013	2012	2013	2012
	(in millions)
Expected tax provision (benefit) at statutory rates in taxable jurisdictions	$124	$191	$76	$(8)
Tax-exempt interest	(15)	(16)	(29)	(31)
Change in liability for uncertain tax positions	1	1	(7)	1
Other	0	1	2	2
Total provision (benefit) for income taxes	$110	$177	$42	$(36)
Effective tax rate	33.5%	32.0%	36.4%	25.0%

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

The following table presents pretax income and revenue by jurisdiction.

Pretax Income (Loss) by Tax Jurisdiction

	Second Quarter		Six Months
	2013	2012	2013	2012
	(in millions)
United States	$353	$546	$219	$(22)
Bermuda	(24)	8	(102)	(120)
UK	0	0	0	0
Total	$329	$554	$117	$(142)

Revenue by Tax Jurisdiction

	Second Quarter		Six Months
	2013	2012	2013	2012
	(in millions)
United States	$425	$676	$298	$391
Bermuda	40	79	(9)	2
UK	0	0	0	0
Total	$465	$755	$289	$393

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

	As of June 30, 2013	As of December 31, 2012
	(in millions)
Balance at the beginning of the period	$22	$20
Decrease due to closing of IRS audit	(9)	—
Increase in unrecognized tax benefits as a result of position taken during the current period	2	2
Balance, end of period	$15	$22

The Company's policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2013, the Company has accrued $3 million of interest.

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

With respect to a significant portion of the Company’s in-force financial guaranty Assumed Business, based on AG Re's and AGC's current ratings and subject to the terms of each reinsurance agreement, the ceding company may have the right to recapture Assumed Business ceded to AG Re or AGC, respectively, and in most cases, assets representing the statutory unearned premium (net of ceding commissions) and loss reserves (if any), plus in certain cases to receive an additional ceding commission, associated with that business. As of June 30, 2013, AG Re had posted $310 million of collateral in trust accounts for the benefit of third party ceding companies to secure its obligations under its reinsurance agreements, excluding contingency reserves. The equivalent amount for AGC is $135 million; AGC is not required to post collateral. On February 14, 2013, AG Re posted an additional $27 million of collateral due to the January 2013 downgrade by Moody's of its financial strength rating to Baa1. As of June 30, 2013, the amount of additional ceding commission for AG Re was $8 million.

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

Commutations of Ceded Business resulted in net increase to unearned premium reserves of $106 million, net par outstanding of 19,073 million and gains of $83 million which were recorded in other income, for Six Months 2012. There were no commutations in 2013. While certain Ceded Business has been reassumed, the Company still has significant Ceded Business with third parties.

The following table presents the components of premiums and losses reported in the consolidated statement of operations and the contribution of the Company's Assumed and Ceded Businesses.

Effect of Reinsurance on Statement of Operations

	Second Quarter		Six Months
	2013	2012	2013	2012
	(in millions)
Premiums Written:
Direct	$1	$45	$20	$107
Assumed(1)	21	(14)	19	12
Ceded(2)	1	1	(1)	88
Net	$23	$32	$38	$207
Premiums Earned:
Direct	$187	$245	$454	$451
Assumed	1	12	14	26
Ceded	(25)	(38)	(57)	(64)
Net	$163	$219	$411	$413
Loss and LAE:
Direct	$20	$87	$(7)	$391
Assumed	49	46	35	63
Ceded	(7)	(15)	(14)	(94)
Net	$62	$118	$14	$360
____________________

(1)	Negative assumed premiums written were due to changes in expected Debt Service schedules.

(2)	Positive ceded premiums written were due to commutations and changes in expected Debt Service schedules.

Reinsurer Exposure

In addition to assumed and ceded reinsurance arrangements, the Company may also have exposure to some financial guaranty reinsurers (i.e., monolines) in other areas. Second-to-pay insured par outstanding represents transactions the Company has insured that were previously insured by other monolines. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary insurer. Another area of exposure is in the investment portfolio where the Company holds fixed maturity securities that are wrapped by monolines and whose value may decline based on the rating of the monoline. At June 30, 2013, based on fair value, the Company had $557 million of fixed maturity securities in its investment portfolio wrapped by National Public Finance Guarantee Corporation, $479 million by Ambac Assurance Corporation ("Ambac") and $28 million by other guarantors.

Exposure by Reinsurer

	Ratings at		Par Outstanding
	August 6, 2013		As of June 30, 2013
Reinsurer	Moody’s Reinsurer Rating	S&P Reinsurer Rating	Ceded Par Outstanding(1)	Second-to- Pay Insured Par Outstanding	Assumed Par Outstanding
	(dollars in millions)
American Overseas Reinsurance Company Limited (f/k/a Ram Re)	WR (2)	WR	$8,971	$—	$30
Tokio Marine & Nichido Fire Insurance Co., Ltd.	Aa3	AA-	7,634	—	—
Radian Asset Assurance Inc.	Ba1	B+	4,897	42	1,273
Syncora Guarantee Inc.	WR	WR	4,031	1,789	162
Mitsui Sumitomo Insurance Co. Ltd.	A1	A+ (3)	2,176	—	—
ACA Financial Guaranty Corp.	NR	WR	819	6	10
Swiss Reinsurance Co.	A1	AA-	425	—	—
Ambac Assurance Corporation	WR	WR	85	6,489	19,596
CIFG Assurance North America Inc.	WR	WR	61	255	5,331
MBIA Inc.	(4)	(4)	—	10,498	7,726
Financial Guaranty Insurance Co.	WR	WR	—	2,634	1,766
Other	Various	Various	993	1,933	46
Total			$30,092	$23,646	$35,940
____________________

(1)	Includes $3,415 million in ceded par outstanding related to insured credit derivatives.

(2)    Represents “Withdrawn Rating.”

(3)    The Company has structural collateral agreements satisfying the triple-A credit requirement of S&P and/or Moody’s.

(4)	MBIA Inc. includes various subsidiaries which are rated A and B by S&P and Baa1, B1, B3, WR and NR by Moody’s.

Amounts Due (To) From Reinsurers
As of June 30, 2013

	Assumed Premium, net of Commissions	Ceded Premium, net of Commissions	Assumed Expected Loss and LAE	Ceded Expected Loss and LAE
	(in millions)
American Overseas Reinsurance Company Limited	$—	$(11)	$—	$8
Tokio Marine & Nichido Fire Insurance Co., Ltd.	—	(23)	—	37
Radian Asset Assurance Inc.	—	(18)	—	1
Syncora Guarantee Inc.	—	(40)	22	1
Mitsui Sumitomo Insurance Co. Ltd.	—	(4)	—	8
Swiss Reinsurance Co.	—	(3)	—	2
Ambac	71	—	(71)	—
CIFG Assurance North America Inc.	—	—	—	5
MBIA Inc.	14	—	(18)	—
Financial Guaranty Insurance Co.	8	—	(91)	—
Other	—	(42)	—	—
Total	$93	$(141)	$(158)	$62

14.	Commitments and Contingencies

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
The Company establishes accruals for litigation and regulatory matters to the extent it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is disclosed, including matters discussed below. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly, and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.
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

In August 2008, a number of financial institutions and other parties, including AGM and other bond insurers, were named as defendants in a civil action brought in the circuit court of Jefferson County, Alabama relating to the County’s problems meeting its sewer debt obligations: Charles E. Wilson vs. JPMorgan Chase & Co et al (filed the Circuit Court of Jefferson County, Alabama), Case No. 01-CV-2008-901907.00, a putative class action. The action was brought on behalf of rate payers, tax payers and citizens residing in Jefferson County, and alleges conspiracy and fraud in connection with the issuance of the County’s debt. The complaint in this lawsuit seeks equitable relief, unspecified monetary damages, interest, attorneys’

fees and other costs. On January, 13, 2011, the circuit court issued an order denying a motion by the bond insurers and other defendants to dismiss the action. Defendants, including the bond insurers, have petitioned the Alabama Supreme Court for a writ of mandamus to the circuit court vacating such order and directing the dismissal with prejudice of plaintiffs’ claims for lack of standing. Currently, the litigation is stayed pending confirmation of Jefferson County's plan of adjustment or further court orders. In July 2013, Jefferson County filed its Chapter 9 plan of adjustment, disclosure statement, and motions to approve the disclosure statement and solicitation procedures with the bankruptcy court and in August 2103, the bankruptcy court approved Jefferson County's disclosure statement and related solicitation procedures. The Company cannot reasonably estimate the possible loss or range of loss, if any, that may arise from this lawsuit.

Beginning in July 2008, AGM and various other financial guarantors were named in complaints filed in the Superior Court for the State of California, City and County of San Francisco by a number of plaintiffs. Subsequently, plaintiffs' counsel filed amended complaints against AGM and AGC and added additional plaintiffs. These complaints alleged that the financial guaranty insurer defendants (i) participated in a conspiracy in violation of California's antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and created market demand for municipal bond insurance, (ii) participated in risky financial transactions in other lines of business that damaged each insurer's financial condition (thereby undermining the value of each of their guaranties), and (iii) failed to adequately disclose the impact of those transactions on their financial condition. In addition to their antitrust claims, various plaintiffs asserted claims for breach of the covenant of good faith and fair dealing, fraud, unjust enrichment, negligence, and negligent misrepresentation. At hearings held in July and October 2011 relating to AGM, AGC and the other defendants' demurrer, the court overruled the demurrer on the following claims: breach of contract, violation of California's antitrust statute and of its unfair business practices law, and fraud. The remaining claims were dismissed. On December 2, 2011, AGM, AGC and the other bond insurer defendants filed an anti-SLAPP ("Strategic Lawsuit Against Public Participation") motion to strike the complaints under California's Code of Civil Procedure. On July 9, 2013, the court entered its order denying in part and granting in part the bond insurers' motion to strike. As a result of the order, the causes of action that remain against AGM and AGC are: claims of breach of contract and fraud, brought by the City of San Jose, the City of Stockton, East Bay Municipal Utility District and Sacramento Suburban Water District, relating to the failure to disclose the impact of risky financial transactions on their financial condition; and a claim of breach of the unfair business practices law brought by The Jewish Community Center of San Francisco. The complaints generally seek unspecified monetary damages, interest, attorneys' fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss, if any, that may arise from these lawsuits.

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

15.	Long-Term Debt and Credit Facilities

The principal and carrying values of the Company’s long-term debt are presented in the table below.

Principal and Carrying Amounts of Debt

	As of June 30, 2013		As of December 31, 2012
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS:
7.0% Senior Notes	$200	$197	$200	$197
Series A Enhanced Junior Subordinated Debentures	150	150	150	150
Total AGUS	350	347	350	347
AGMH:
67/8% QUIBS	100	68	100	68
6.25% Notes	230	138	230	137
5.60% Notes	100	54	100	54
Junior Subordinated Debentures	300	167	300	164
Total AGMH	730	427	730	423
AGM:
Notes Payable	48	53	61	66
Total AGM	48	53	61	66
Total	$1,128	$827	$1,141	$836

Recourse Credit Facilities

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $1.7 billion as of June 30, 2013. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. It is difficult to determine the probability that AGM will have to pay strip provider claims or the likely aggregate amount of such claims. At June 30, 2013, approximately $1 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

On July 1, 2009, AGM and DCL, acting through its New York Branch (“Dexia Crédit Local (NY)”), entered into a credit facility (the “Strip Coverage Facility”). Under the Strip Coverage Facility, Dexia Crédit Local (NY) agreed to make loans to AGM to finance all draws made by lessors on AGM strip policies that were outstanding as of November 13, 2008, up to the commitment amount. The commitment amount of the Strip Coverage Facility was $1 billion at closing of the AGMH Acquisition but is scheduled to amortize over time. As of June 30, 2013, the maximum commitment amount of the Strip Coverage Facility has amortized to $981 million. It may also be reduced in 2014 to $750 million, if AGM does not have a specified consolidated net worth at that time.

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

The Strip Coverage Facility’s financial covenants require that AGM and its subsidiaries maintain a maximum debt-to-capital ratio of 30% and maintain a minimum net worth of 75% of consolidated net worth as of July 1, 2009, plus, starting July 1, 2014, (i) 25% of the aggregate consolidated net income (or loss) for the period beginning July 1, 2009 and ending on June 30, 2014 or, (2) zero, if the commitment amount has been reduced to $750 million as described above. The Company is in compliance with all financial covenants as of June 30, 2013.

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

As of June 30, 2013, no amounts were outstanding under this facility, nor have there been any borrowings during the life of this facility.

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

Letters of Credit

AGC entered into a letter of credit agreement in December 2011 with Bank of New York Mellon totaling approximately $2.9 million in connection with a 2008 lease for office space, which space was subsequently sublet. As of June 30, 2013, $2.9 million was outstanding under this letter of credit. This letter of credit expires in November 2013.

Committed Capital Securities

On April 8, 2005, AGC entered into separate agreements (the “Put Agreements”) with four custodial trusts (each, a “Custodial Trust”) pursuant to which AGC may, at its option, cause each of the Custodial Trusts to purchase up to $50 million of perpetual preferred stock of AGC (the “AGC Preferred Stock”). The custodial trusts were created as vehicles for providing capital support to AGC by allowing AGC to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put option. If the put options were exercised, AGC would receive $200 million in return for the issuance of its own perpetual preferred stock, the proceeds of which may be used for any purpose, including the payment of claims. The put options have not been exercised through the date of this filing. Initially, all of AGC CCS were issued to a special purpose pass-through trust (the “Pass-Through Trust”). The Pass-Through Trust was dissolved in April 2008 and the AGC CCS were distributed to the holders of the Pass-Through Trust’s securities. Neither the Pass-Through Trust nor the custodial trusts are consolidated in the Company’s financial statements.

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

In June 2003, $200 million of “AGM CPS Securities”, money market preferred trust securities, were issued by trusts created for the primary purpose of issuing the AGM CPS Securities, investing the proceeds in high-quality commercial paper and selling put options to AGM, allowing AGM to issue the trusts non-cumulative redeemable perpetual preferred stock (the “AGM Preferred Stock”) of AGM in exchange for cash. There are four trusts, each with an initial aggregate face amount of $50 million. These trusts hold auctions every 28 days, at which time investors submit bid orders to purchase AGM CPS Securities. If AGM were to exercise a put option, the applicable trust would transfer the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, to AGM in exchange for AGM Preferred Stock. AGM pays a floating put premium to the trusts, which represents the difference between the commercial paper yield and the winning auction rate (plus all fees and expenses of the trust). If an auction does not attract sufficient clearing bids, however, the auction rate is subject to a maximum rate of one-month LIBOR plus 200 basis points for the next succeeding distribution period. Beginning in August 2007, the AGM CPS Securities required the maximum rate for each of the relevant trusts. AGM continues to have the ability to exercise its put option and cause the related trusts to purchase AGM Preferred Stock. The trusts provide AGM access to new capital at its sole discretion through the exercise of the put options. As of June 30, 2013 the put option had not been exercised. The Company does not consider itself to be the primary beneficiary of the trusts. See Note 7, Fair Value Measurement, –Other Assets–Committed Capital Securities, for a fair value measurement discussion.

16.	Earnings Per Share

Computation of Earnings Per Share

	Second Quarter		Six Months
	2013	2012	2013	2012
	(in millions, except per share amounts)
Basic earnings per share ("EPS"):
Net income (loss) attributable to AGL	$219	$377	$75	$(106)
Less: Distributed and undistributed income (loss) available to nonvested shareholders	0	1	0	0
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$219	$376	$75	$(106)
Basic shares	187.8	186.3	190.8	184.4
Basic EPS	$1.17	$2.02	$0.39	$(0.58)

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$219	$376	$75	$(106)
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	0	—	0	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$219	$376	$75	$(106)

Basic shares	187.8	186.3	190.8	184.4
Effect of dilutive securities:
Options and restricted stock awards	1.0	0.7	0.9	—
Equity units	—	—	—	—
Diluted shares	188.8	187.0	191.7	184.4
Diluted EPS	$1.16	$2.01	$0.39	$(0.58)
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	2.0	13.0	3.6	15.9

17.	Other Comprehensive Income

The following tables present the changes in the balances of each component of accumulated other comprehensive income and the effect of significant reclassifications out of AOCI on the respective line items in net income.

Changes in Accumulated Other Comprehensive Income by Component
Second Quarter 2013

	Net Unrealized Gains (Losses) on Investments with no OTTI	Net Unrealized Gains (Losses) on Investments with OTTI	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, March 31, 2013	$466	$(17)	$(11)	$9	$447
Other comprehensive income (loss) before reclassifications	(219)	(16)	(1)	—	(236)
Amounts reclassified from AOCI to:
Other net realized investment gains (losses)	(13)	11	—	—	(2)
Interest expense	—	—	—	(1)	(1)
Total before tax	(13)	11	—	(1)	(3)
Tax (provision) benefit	3	(3)	—	1	1
Total amounts reclassified from AOCI, net of tax	(10)	8	—	0	(2)
Net current period other comprehensive income	(229)	(8)	(1)	0	(238)
Balance, June 30, 2013	$237	$(25)	$(12)	$9	$209

Second Quarter 2012

	Net Unrealized Gains (Losses) on Investments with no OTTI	Net Unrealized Gains (Losses) on Investments with OTTI	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, March 31, 2012	$408	$(12)	$(6)	$9	$399
Other comprehensive income (loss)	37	(4)	(2)	0	31
Balance, June 30, 2012	$445	$(16)	$(8)	$9	$430

Six Months 2013

	Net Unrealized Gains (Losses) on Investments with no OTTI	Net Unrealized Gains (Losses) on Investments with OTTI	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2012	$517	$(5)	$(6)	$9	$515
Other comprehensive income (loss) before reclassifications	(269)	(32)	(6)	—	(307)
Amounts reclassified from AOCI to:
Other net realized investment gains (losses)	(14)	17	—	—	3
Interest expense	—	—	—	(1)	(1)
Total before tax	(14)	17	—	(1)	2
Tax (provision) benefit	3	(5)	—	1	(1)
Total amounts reclassified from AOCI, net of tax	(11)	12	—	0	1
Net current period other comprehensive income	(280)	(20)	(6)	0	(306)
Balance, June 30, 2013	$237	$(25)	$(12)	$9	$209

Six Months 2012

	Net Unrealized Gains (Losses) on Investments with no OTTI	Net Unrealized Gains (Losses) on Investments with OTTI	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2011	$365	$2	$(8)	$9	$368
Other comprehensive income (loss)	80	(18)	0	0	62
Balance, June 30, 2012	$445	$(16)	$(8)	$9	$430

18.	Subsidiary Information

The following tables present the condensed consolidating financial information for AGUS and AGMH, wholly-owned subsidiaries of AGL, which have issued publicly traded debt securities (see Note 15, Long-Term Debt and Credit Facilities) as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012. The information for AGUS and AGMH presents its subsidiaries on the equity method of accounting.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2013
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$48	$58	$31	$10,943	$(300)	$10,780
Investment in subsidiaries	4,414	3,867	3,417	—	(11,698)	—
Premiums receivable, net of ceding commissions payable	—	—	—	1,044	(129)	915
Ceded unearned premium reserve	—	—	—	1,441	(931)	510
Deferred acquisition costs	—	—	—	206	(81)	125
Reinsurance recoverable on unpaid losses	—	—	—	201	(141)	60
Credit derivative assets	—	—	—	595	(494)	101
Deferred tax asset, net	—	48	(91)	916	(23)	850
Intercompany receivable	—	—	—	173	(173)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	2,674	—	2,674
Other	28	34	34	669	(172)	593
TOTAL ASSETS	$4,490	$4,007	$3,391	$18,862	$(14,142)	$16,608
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$5,718	$(906)	$4,812
Loss and LAE reserve	—	—	—	721	(157)	564
Long-term debt	—	347	427	53	—	827
Intercompany payable	—	173	—	300	(473)	—
Credit derivative liabilities	—	—	—	2,843	(494)	2,349
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	3,074	—	3,074
Other	6	9	15	764	(296)	498
TOTAL LIABILITIES	6	529	442	13,473	(2,326)	12,124
TOTAL SHAREHOLDERS’ EQUITY	4,484	3,478	2,949	5,389	(11,816)	4,484
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,490	$4,007	$3,391	$18,862	$(14,142)	$16,608

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2012
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$245	$15	$30	$11,233	$(300)	$11,223
Investment in subsidiaries	4,734	3,958	3,225	3,524	(15,441)	—
Premiums receivable, net of ceding commissions payable	—	—	—	1,147	(142)	1,005
Ceded unearned premium reserve	—	—	—	1,550	(989)	561
Deferred acquisition costs	—	—	—	190	(74)	116
Reinsurance recoverable on unpaid losses	—	—	—	223	(165)	58
Credit derivative assets	—	—	—	553	(412)	141
Deferred tax asset, net	—	48	(94)	789	(22)	721
Intercompany receivable	—	—	—	173	(173)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	2,688	—	2,688
Other	23	29	26	816	(165)	729
TOTAL ASSETS	$5,002	$4,050	$3,187	$22,886	$(17,883)	$17,242
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$6,168	$(961)	$5,207
Loss and LAE reserve	—	—	—	778	(177)	601
Long-term debt	—	347	423	66	—	836
Intercompany payable	—	173	—	300	(473)	—
Credit derivative liabilities	—	—	—	2,346	(412)	1,934
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	3,141	—	3,141
Other	8	6	15	803	(303)	529
TOTAL LIABILITIES	8	526	438	13,602	(2,326)	12,248
TOTAL SHAREHOLDERS’ EQUITY	4,994	3,524	2,749	9,284	(15,557)	4,994
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,002	$4,050	$3,187	$22,886	$(17,883)	$17,242

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2013
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$161	$2	$163
Net investment income	—	—	—	98	(5)	93
Net realized investment gains (losses)	—	—	1	(3)	4	2
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	(86)	—	(86)
Net unrealized gains (losses)	—	—	—	160	—	160
Net change in fair value of credit derivatives	—	—	—	74	—	74
Other	—	—	—	132	1	133
TOTAL REVENUES	—	—	1	462	2	465
EXPENSES
Loss and LAE	—	—	—	61	1	62
Amortization of deferred acquisition costs	—	—	—	(11)	12	1
Interest expense	—	8	14	5	(6)	21
Other operating expenses	7	0	0	44	1	52
TOTAL EXPENSES	7	8	14	99	8	136
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(7)	(8)	(13)	363	(6)	329
Total provision (benefit) for income taxes	—	2	4	(119)	3	(110)
Equity in net earnings of subsidiaries	226	252	220	—	(698)	—
NET INCOME (LOSS)	$219	$246	$211	$244	$(701)	$219

COMPREHENSIVE INCOME (LOSS)	$(19)	$92	$122	$(142)	$(72)	$(19)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2012
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$217	$2	$219
Net investment income	—	—	1	105	(5)	101
Net realized investment gains (losses)	—	—	—	(3)	—	(3)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	(22)	(1)	(23)
Net unrealized gains (losses)	—	—	—	284	—	284
Net change in fair value of credit derivatives	—	—	—	262	(1)	261
Other	—	—		178	(1)	177
TOTAL REVENUES	—	—	1	759	(5)	755
EXPENSES
Loss and LAE	—	—	—	118	—	118
Amortization of deferred acquisition costs	—	—	—	9	(4)	5
Interest expense	—	10	14	6	(5)	25
Other operating expenses	5	0	0	50	(2)	53
TOTAL EXPENSES	5	10	14	183	(11)	201
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(5)	(10)	(13)	576	6	554
Total provision (benefit) for income taxes	—	3	(3)	(183)	6	(177)
Equity in net earnings of subsidiaries	382	360	169	354	(1,265)	—
NET INCOME (LOSS)	$377	$353	$153	$747	$(1,253)	$377

COMPREHENSIVE INCOME (LOSS)	$408	$372	$165	$797	$(1,334)	$408

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$407	$4	$411
Net investment income	0	0	0	197	(10)	187
Net realized investment gains (losses)	0	—	1	25	4	30
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	(68)	—	(68)
Net unrealized gains (losses)	—	—	—	(450)	—	(450)
Net change in fair value of credit derivatives	—	—	—	(518)	—	(518)
Other	—	—	—	179	—	179
TOTAL REVENUES	—	—	1	290	(2)	289
EXPENSES
Loss and LAE	—	—	—	17	(3)	14
Amortization of deferred acquisition costs	—	—	—	(3)	7	4
Interest expense	—	15	27	11	(11)	42
Other operating expenses	12	0	0	102	(2)	112
TOTAL EXPENSES	12	15	27	127	(9)	172
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(12)	(15)	(26)	163	7	117
Total provision (benefit) for income taxes	—	5	9	(54)	(2)	(42)
Equity in net earnings of subsidiaries	87	170	382	—	(639)	—
NET INCOME (LOSS)	$75	$160	$365	$109	$(634)	$75

COMPREHENSIVE INCOME (LOSS)	$(231)	$(45)	$239	$(395)	$201	$(231)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$406	$7	$413
Net investment income	0	0	1	206	(8)	199
Net realized investment gains (losses)	0	—	0	(2)	—	(2)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	(79)	(1)	(80)
Net unrealized gains (losses)	—	—	—	(350)	—	(350)
Net change in fair value of credit derivatives	—	—	—	(429)	(1)	(430)
Other	—	—	—	214	(1)	213
TOTAL REVENUES	—	—	1	395	(3)	393
EXPENSES
Loss and LAE	—	—	—	362	(2)	360
Amortization of deferred acquisition costs	—	—	—	18	(8)	10
Interest expense	—	20	27	11	(8)	50
Other operating expenses	12	1	0	105	(3)	115
TOTAL EXPENSES	12	21	27	496	(21)	535
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(12)	(21)	(26)	(101)	18	(142)
Total provision (benefit) for income taxes	—	7	9	25	(5)	36
Equity in net earnings of subsidiaries	(94)	7	162	(6)	(69)	—
NET INCOME (LOSS)	$(106)	$(7)	$145	$(82)	$(56)	$(106)

COMPREHENSIVE INCOME (LOSS)	$(44)	$37	$174	$24	$(235)	$(44)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$86	$43	$14	$172	$(193)	$122
Cash flows from investing activities
Fixed maturity securities:
Purchases	—	—	(23)	(1,029)	65	(987)
Sales	171	1	19	506	(65)	632
Maturities	21	—	2	423	—	446
Sales (purchases) of short-term investments, net	5	(56)	1	(76)	—	(126)
Net proceeds from financial guaranty variable entities’ assets	—	—	—	440	—	440
Investment in subsidiary	—	—	25	—	(25)	—
Other	—	—	—	67	—	67
Net cash flows provided by (used in) investing activities	197	(55)	24	331	(25)	472
Cash flows from financing activities
Return of capital	—	—	—	(25)	25	—
Dividends paid	(38)	—	(38)	(155)	193	(38)
Repurchases of common stock	(244)	—	—	—	—	(244)
Share activity under option and incentive plans	(1)	—	—	—	—	(1)
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(289)	—	(289)
Payment of long-term debt	—	—	—	(13)	—	(13)
Net cash flows provided by (used in) financing activities	(283)	—	(38)	(482)	218	(585)
Effect of exchange rate changes	—	—	—	(4)	—	(4)
Increase (decrease) in cash	—	(12)	—	17	—	5
Cash at beginning of period	—	13	—	125	—	138
Cash at end of period	$—	$1	$0	$142	$—	$143

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)		Other Entities		Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$56	$24	$21		$296		$(235)	$162
Cash flows from investing activities
Fixed maturity securities:
Purchases	(92)	(1)	(11)		(820)		—	(924)
Sales	—	—	1		525		—	526
Maturities	—	—	2		513		—	515
Sales (purchases) of short-term investments, net	(78)	27	17		(74)		—	(108)
Net proceeds from financial guaranty variable entities’ assets	—	—	—		283		—	283
Acquisition of MAC, net of cash acquired	—	(91)	—		—		—	(91)
Intercompany debt	—	—	—		(173)		173	—
Investment in subsidiary	—	—	50		—		(50)	—
Other	—	—	—		72		—	72
Net cash flows provided by (used in) investing activities	(170)	(65)	59		326		123	273
Cash flows from financing activities
Issuance of common stock	173	—	—		—		—	173
Return of capital	—	—	—		(50)		50	—
Dividends paid	(33)	—	(80)		(155)		235	(33)
Repurchases of common stock	(24)	—	—		—		—	(24)
Share activity under option and incentive plans	(2)	—	—		—		—	(2)
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—		(389)		—	(389)
Payment of long-term debt	—	(173)	—		(23)		—	(196)
Intercompany debt	—	173	—		—		(173)	—
Net cash flows provided by (used in) financing activities	114	—	(80)		(617)		112	(471)
Effect of exchange rate changes	—	—	—	—	(4)	—	—	(4)
Increase (decrease) in cash	—	(41)	—		1		—	(40)
Cash at beginning of period	0	72	—		143		—	215
Cash at end of period	$0	$31	$—		$144		$—	$175

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Executive Summary

This executive summary of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Quarterly Report. For a more detailed description of events, trends and uncertainties, as well as the capital, liquidity, credit, operational and market risks and the critical accounting policies and estimates affecting the Company, this Quarterly Report should be read in its entirety and in addition to Assured Guaranty's 2012 Annual Report on Form 10-K and Assured Guaranty's Quarterly Report on 10-Q for the quarter ended March 31, 2013.

Economic Environment

The Company continued to be the most active provider of financial guaranty insurance in the three-months ended June 30, 2013 ("Second Quarter 2013") and six-months ended June 30, 2013 ("Six Months 2013") as a result of its financial strength and its ability to attract investors through its default protection, credit selection, underwriting and surveillance. All of the Company's pre-2008 financial guaranty competitors have had their financial strength ratings downgraded by rating agencies to below investment grade levels or are no longer rated, severely impairing their ability to underwrite new business. Only two other industry participants have investment grade financial strength ratings today: National Public Finance Guarantee Corporation, which recently resolved litigation challenging its separation from MBIA Insurance Corporation and appears not to have financial strength ratings adequate to issue new financial guaranty policies on public finance obligations at this time, and Build America Mutual Assurance Company, which is a new entrant to the industry that commenced operations during 2012 and significantly increased its business during Six Months 2013. Business conditions have been difficult for the entire financial guaranty insurance industry since mid-2007, and the Company continues to face challenges in maintaining its market penetration today. The industry's ability to generate new business in the current environment of sustained low interest rates and tight credit spreads is constrained. These conditions suppress demand for bond insurance as the potential savings for issuers are diminished and some investors prefer to forgo insurance in favor of greater yield. However, the Company believes this indicates potential for growth in insured penetration once interest rates rise and credit spreads widen. The Company cannot assure whether or when these changes will occur.

The overall economic environment in the U.S. has improved over the last few years and indicators such as lower mortgage delinquency rates, more stable housing prices and record stock market valuations point toward further improvement. However, unemployment rates remain high, and the economy is continuing to experience the economic impact of the Federal budget sequestration mandated by congressional legislation.

Although few municipalities have fully rebuilt reserves to pre-recession levels, the vast majority have been taking steps to address the ongoing fiscal challenges they have experienced since the recent credit crisis and the ensuing recession, including,in many cases, significant unfunded pension and retiree health care liabilities. Revenues at the state level have been rebounding in general, and while the strength of the housing recovery varies from region to region, property tax and other revenues have stabilized for most local governments. Although municipal defaults remain rare, a small number of municipal credits have sought bankruptcy protection. This is an area of law that has not been tested due to the relatively low frequency of such cases. The Company has been active with respect to the municipal bankruptcy cases involving Jefferson County, Alabama, the City of Stockton, California and the City of Detroit, Michigan. It has also been closely monitoring legal proceedings in other municipal bankruptcy cases. In addition, the Company has been involved with efforts of the city receiver for the City of Harrisburg, Pennsylvania to develop and implement a fiscal recovery plan for the city. The publicity surrounding high-profile defaults and bankruptcy filings, such as Detroit's, especially those few where bond insurers are paying claims, provides evidence of the value of bond insurance, which we believe may stimulate demand, especially at the retail level.

In the international arena, troubled Eurozone countries continue to be a source of stress in global equity and debt markets. Following the 2011 restructuring of the sovereign debt of Greece, debt costs in Portugal, Spain and Italy remain elevated, although they have declined substantially since the announcement on August 2, 2012 by the European Central Bank that it would undertake outright monetary transactions in support of Eurozone sovereign bonds. Successful execution of structural reforms is necessary to avert further fiscal stress in those and other European Union ("EU") countries. Fiscal austerity programs initiated to address the problems have constrained economic growth, and a number of countries are in or near recession. The rating agencies have downgraded many European sovereign credits. The Company's exposure to troubled Eurozone countries is described in “–Results of Operations–Consolidated Results of Operations–Losses in the Insured Portfolio” and “–Insured Portfolio-Selected European Exposures.”

The economic environment since 2008 has had a significant negative impact on the demand by investors for financial guaranty policies, and it is uncertain when or if demand for financial guaranties will return to their pre-credit crisis level. In particular, there has been limited new issue activity and also limited demand for financial guaranties in both the global structured finance and international infrastructure finance markets for several years. The Company expects that global structured finance and international infrastructure opportunities will increase in the future as the global economy recovers, issuers return to the capital markets for financings and institutional investors again utilize financial guaranties. The Company has recently seen an increase in UK infrastructure opportunities, although the Company cannot assure that this will continue.

In Second Quarter 2013, the Company continued to be affected by a negative perception of financial guaranty insurers arising from the financial distress suffered by other companies in the industry during the financial crisis. On January 17, 2013, after a ten month review, Moody's Investors Service, Inc. ("Moody's") assigned the following lower financial strength ratings: A2 (Stable) for Assured Guaranty Municipal Corp. ("AGM"), A3 (Stable) for Assured Guaranty Corp. ("AGC"), and Baa1 (Stable) for Assured Guaranty Re Ltd. ("AG Re"). The Company believes the Moody's rating action during first quarter 2013 caused an interruption in demand for its municipal bond insurance as the market evaluated the action's implications. Historically, production has decreased in the periods immediately before and after an unfavorable rating agency action but subsequently increased from those lower levels.

In a sign that the impact of the Moody's downgrade is limited, AGC's and AGM's credit spreads tightened 49% and 32%, respectively, during Six Months 2013. Credit spreads reflect the risk that investors perceive in the Company, among other factors. The higher the Company's credit spread, the lower the benefit of the Company's guaranty is to certain investors. If investors view the Company as being only marginally less risky, or perhaps even as risky, as the uninsured security, the coupon on a security insured by the Company may not be much lower, or may be the same as, an uninsured security offered by the same issuer. Accordingly, issuers may be unwilling to pay a premium for the Company to insure their securities if the insurance does not lower the costs of issuance. Although high compared with their pre-2007 levels, both AGC's and AGM's credit spreads were less than 12% of their March 2009 peaks as of June 30, 2013.

Financial Performance of Assured Guaranty

 Financial Results

	Second Quarter		Six Months
	2013	2012	2013	2012
	(in millions, except per share amounts)
Selected income statement data
Net earned premiums	$163	$219	$411	$413
Net investment income	93	101	187	199
Realized gains (losses) and other settlements on credit derivatives	(86)	(23)	(68)	(80)
Net unrealized gains (losses) on credit derivatives	160	284	(450)	(350)
Fair value gains (losses) on financial guaranty variable interest entities	143	168	213	127
Loss and loss adjustment (expenses) benefit	(62)	(118)	(14)	(360)
Other operating expenses	(52)	(53)	(112)	(115)
Net income (loss)	219	377	75	(106)
Diluted income (loss) per share	$1.16	$2.01	$0.39	$(0.58)
Selected non-GAAP measures(1)
Operating income	$98	$114	$358	$185
Operating income per share	$0.52	$0.61	$1.87	$0.99
Present value of new business production (“PVP”)	$16	$50	$34	$106
____________________

(1)	Please refer to “—Non-GAAP Financial Measures.”

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

Net income for Second Quarter 2013 was $219 million compared to net income of $377 million in the three-month period ended June 30, 2012 ("Second Quarter 2012"). Second Quarter 2013 net earned premiums were lower than Second Quarter 2012 due primarily to the scheduled amortization of the insurance portfolio, and fewer negotiated terminations and refundings, coupled with low new business originations. Credit spreads affecting the fair value of credit derivatives declined more significantly in Second Quarter 2012 than Second Quarter 2013, resulting in lower fair value gains in Second Quarter of 2013. Loss and loss adjustment expenses were lower in Second Quarter 2013 than Second Quarter 2012 due primarily to increased representations and warranties ("R&W") benefits, offset in part by higher losses in U.S. public finance primarily due to Detroit.

Net income for Six Months 2013 was $75 million compared to net loss of $106 million in the six-month period ended June 30, 2012 ("Six Months 2012"). Loss and loss adjustment expenses in Six Months 2013 were significantly lower than Six Months 2012 primarily due to the loss in the prior year related to Greek sovereign exposures, and the benefit taken in 2013 related to R&W settlement agreements, including the UBS settlement. Net change in fair value of FG VIEs was higher in Six Months 2013 due to the benefit of several R&W settlements related to such consolidated FG VIEs. Other income in Six Months 2012 included commutation gains recognized on previously ceded reinsurance contracts from Radian Asset Assurance Inc. ("Radian") and Tokio Marine & Nichido Fire Insurance Co., Ltd. ("Tokio"). This was offset in part by higher fair value losses in Six Months 2013 related to credit derivatives as a result of credit spread tightening, which was more significant in 2013 than 2012.

Non-GAAP Financial Measures

Non-GAAP operating income in Second Quarter 2013 was $98 million, compared with $114 million in Second Quarter 2012. The decrease in operating income was primarily driven by the scheduled amortization of the insurance portfolio and lower refundings and negotiated terminations, partially offset by lower loss expense. Non-GAAP operating income in Six Months 2013 was $358 million, compared with $185 million in Six Months 2012. The increase in operating income was primarily driven by lower losses, partially offset by the decrease in other income, as indicated above. The increase in pretax operating income in U.S. taxable jurisdictions resulted in a higher effective tax rate in Six Months 2013.

Adjusted book value per share was $49.06 as of June 30, 2013 as compared to $47.17 per share as of December 31, 2012. Adjusted book value value per share increased primarily due to the benefit of the settlement agreements, including the UBS Agreement, and the share repurchases in Six Months 2013.

See "–Non-GAAP Financial Measures" for a description of these non-GAAP financial measures.

Key Business Strategies

While continuing its focus on loss mitigation, commutations and capital improvement strategies, the Company has also devoted significant resources to launching its subsidiary, Municipal Assurance Corp. ("MAC"), formerly known as Municipal and Infrastructure Assurance Corporation.

Municipal Assurance Corp.

MAC was acquired by the Company in May 2012 and is licensed to provide financial guaranty insurance and reinsurance in 38 U.S. jurisdictions, including the District of Columbia. MAC is a new financial guaranty insurer that provides insurance only on high quality debt obligations in the U.S. public finance markets. In July, it was capitalized with $700 million in equity and a $100 million surplus note issued to AGM. MAC started operations in July 2013 with an assumed book of business totaling $111 billion in par, which was ceded to MAC from its affiliates, AGC and AGM. The Company was established in order to increase the Company's insurance penetration in the U.S. public finance sector and starts with a seasoned book of business and a future stream of investment income and premiums earnings which is unlike other start up financial guarantors. MAC received a AA+ (stable outlook) financial strength rating from Kroll Bond Rating Agency and a AA- (stable outlook) financial strength rating from Standard and Poor’s Ratings Services ("S&P").

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

On May 6, 2013, the Company entered into the UBS Agreement to settle R&W claims with UBS for a cash payment of $358 million plus 85% of future losses on certain transactions under a loss-sharing agreement. In the proceeding AGM brought against Flagstar Bank in the United States District Court for the Southern District of New York, the court granted judgment in favor of AGM awarding AGM damages of $90.7 million and pre-judgment interest of $15.9 million, for a total of $106.5 million. In Second Quarter 2013, Flagstar and AGM settled out of court for $105 million. See Note 5, Expected Loss to be Paid, of the Financial Statements, for a discussion of R&W settlements.

In addition, in August 2013, AGC entered into a settlement agreement with an R&W provider that resolved AGC’s claims relating to specified RMBS transactions that AGC had insured and AGM reached an agreement in principle with a servicer of certain RMBS transactions that AGM had insured.

All together these efforts have resulted in the Company causing R&W providers to pay or agree to pay $3.5 billion (gross of reinsurance) in respect of R&W. The Company believes these results, including settlement agreements and trial decisions, are significant and will help it as it continues to pursue R&W providers for U.S. RMBS transactions it has insured. The Company continues to enforce contractual provisions and pursue litigation and is in discussions with other R&W providers regarding potential agreements. See “Recovery Litigation” in Note 5, Expected Loss to be Paid, of the Financial Statements, for a discussion of the litigation proceedings the Company has initiated against other R&W providers.

The Company is also continuing to purchase attractively priced below-investment-grade ("BIG") obligations that it insured. These purchases resulted in a reduction to net expected loss to be paid of $535 million as of June 30, 2013. As of June 30, 2013, the fair value of assets purchased or obtained for loss mitigation purposes (excluding the value of the Company's insurance) was $685 million, with a par of $1,905 million (including bonds related to FG VIEs of $92 million in fair value and $700 million in par).

The quality of servicing of the mortgage loans underlying an RMBS transaction influences collateral performance and ultimately the amount (if any) of the Company's insured losses. The Company has established a group to mitigate RMBS losses by influencing mortgage servicing, including, if possible, causing the transfer of servicing or establishing special servicing arrangements. “Special servicing” is an industry term referencing more intense servicing applied to delinquent loans aimed at mitigating losses. Special servicing arrangements provide incentives to a servicer to achieve better performance on the mortgage loans it services. As a result of the Company’s efforts, as of June 30, 2013, the servicing of approximately $2.8 billion of mortgage loans had been transferred to a new servicer and another $1.7 billion of mortgage loans were subject to special servicing arrangements. The June 30, 2013 net insured par of the transactions subject to a servicing transfer was $2.4 billion and the net insured par of the transactions subject to a special servicing arrangement was $0.9 billion.

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

U.S. Municipal Market Data
Based on Sale Date

	Six Months 2013		Year Ended December 31, 2012
	Par	Number of issues	Par	Number of issues
	(dollars in billions, except number of issues)
New municipal bonds issued	$170.1	6,139	$366.7	12,544
Insured by AGC and AGM(1)	3.4	270	13.2	1,157
____________________

(1)	Represents 60.3% for Six Months 2013 and 99.8% for 2012 of market share of bonds, based on par issued with insurance.

Penetration Rates for the
U.S. Municipal Market

	Six Months		Year Ended December 31,
	2013	2012	2012
Market penetration par	3.3%	4.0%	3.6%
Market penetration based on number of issues	9.1	10.3	9.2
% of single A par sold	11.0	12.9	11.9
% of single A transactions sold	29.6	32.2	29.5
% of under $25 million par sold	10.3	13.4	11.7
% of under $25 million transactions sold	10.3	11.6	10.3

New Business Production

	Second Quarter		Six Months
	2013	2012	2013	2012
	(in millions)
PVP (1):
Public Finance—U.S.
Assumed from Radian (2)	$—	$—	$—	$22
Direct	15	47	31	77
Public Finance—non-U.S.	—	1	—	1
Structured Finance—U.S.	1	2	3	6
Total PVP	$16	$50	$34	$106
Gross Par Written:
Public Finance—U.S.
Assumed from Radian	$—	$—	$—	$1,797
Direct	2,276	4,670	3,856	7,716
Public Finance—non-U.S.	—	35	—	35
Structured Finance—U.S.	—	—	14	38
Total gross par written	$2,276	$4,705	$3,870	$9,586
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

Public finance PVP declined in Second Quarter 2013 from its Second Quarter 2012 level primarily due to the continued low interest rate environment and tight credit spreads, and the decline in new issuance volume. Despite the challenging interest rate and market environment, the Company maintained average new business credit ratings in the single-A category.

The Company continues to evaluate opportunities for commutations of previously ceded books of business similar to the agreements reached in the first quarter 2012 with Radian and Tokio.

Capital Improvement Strategies

In order to reduce leverage and possibly, rating agency capital charges, the Company has mutually agreed with beneficiaries to terminate selected financial guaranty insurance and credit derivative contracts. In particular, the Company has targeted investment grade securities for which claims are not expected but which carry a disproportionate rating agency capital charge. The Company terminated $2.6 billion and $4.2 billion in net par in Second Quarter 2013 and Six Months 2013, respectively, and $1.4 billion and $1.6 billion in net par in Second Quarter 2012 and Six Months 2012, respectively.

Share Repurchase Program

On May 8, 2013, the Company's board of directors authorized an additional $115 million of repurchases of the Company’s common shares, adding to the January 2013 authorization of $200 million and bringing the total authorization in 2013 to $315 million, of which the Company had repurchased a total of 11.5 million common shares, from March 5, 2013 through June 30, 2013, for approximately $244 million at an average price of $21.26 per share, including 5.0 million common shares from funds associated with WL Ross & Co. LLC and its affiliates and Wilbur L. Ross, Jr., a director of the Company, for $109.7 million.

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

Consolidated Results of Operations

Consolidated Results of Operations

	Second Quarter		Six Months
	2013	2012	2013	2012
	(in millions)
Revenues:
Net earned premiums	$163	$219	$411	$413
Net investment income	93	101	187	199
Net realized investment gains (losses)	2	(3)	30	(2)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	(86)	(23)	(68)	(80)
Net unrealized gains	160	284	(450)	(350)
Net change in fair value of credit derivatives	74	261	(518)	(430)
Fair value gains (losses) on committed capital securities ("CCS")	(3)	4	(13)	(10)
Fair value gains (losses) on FG VIEs	143	168	213	127
Other income	(7)	5	(21)	96
Total revenues	465	755	289	393
Expenses:
Loss and loss adjustment expenses ("LAE")	62	118	14	360
Amortization of deferred acquisition costs	1	5	4	10
Interest expense	21	25	42	50
Other operating expenses	52	53	112	115
Total expenses	136	201	172	535
Income (loss) before provision for income taxes	329	554	117	(142)
Provision (benefit) for income taxes	110	177	42	(36)
Net income (loss)	$219	$377	$75	$(106)

Net Earned Premiums

Net earned premiums are recognized over the remaining contractual lives, or in the case of homogeneous pools of insured obligations, the remaining expected lives, of financial guaranty insurance contracts.

Net Earned Premiums

	Second Quarter		Six Months
	2013	2012	2013	2012
	(in millions)
Financial guaranty:
Public finance		—
Scheduled net earned premiums and accretion	$70	$86	$147	$169
Accelerations(1)	46	68	112	105
Total public finance	116	154	259	274
Structured finance(2)
Scheduled net earned premiums and accretion	46	65	104	139
Accelerations(1)	—	—	47	—
Total structured finance	46	65	151	139
Other	1	—	1	—
Total net earned premiums	$163	$219	$411	$413
____________________

(1)	Reflects the unscheduled refunding or early termination of underlying insured obligations.

(2)	Excludes $15 million and $16 million for Second Quarter 2013 and 2012, respectively, and $33 million and $33 million for Six Months 2013 and 2012, respectively, related to consolidated FG VIEs.

Net earned premiums decreased in Second Quarter 2013 and Six Months 2013 compared with Second Quarter 2012 and Six Months 2012, primarily due to decline in scheduled net earned premium corresponding to the decline in the par outstanding, particularly in the structured finance insured portfolio, offset in part by increase in accelerations in Six Months 2013. Included in accelerations in the table above are accelerations related to the negotiated terminations of financial guaranty insurance contracts of $17 million for the Second Quarter 2013, $22 million for the Second Quarter 2012, $32 million for the Six Months 2013, and $22 million of the Six Months 2012.

At June 30, 2013, $4.4 billion of net deferred premium revenue remained to be earned over the life of the insurance contracts. Due to the scheduled amortization of deferred premium revenue, which includes acquisition accounting adjustments, scheduled net earned premiums are expected to decrease each year unless replaced by new business or the Company reassumes previously ceded business.

Net Investment Income

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets. Income earned on the general investment portfolio, excluding loss mitigation bonds, declined due to a lower fixed maturity balance and lower reinvestment rates. The overall pre-tax book yield was 3.81% at June 30, 2013 and 3.88% at June 30, 2012, respectively. Excluding bonds purchased or obtained for loss mitigation purposes, pre-tax yield was 3.42% as of June 30, 2013 compared with 3.54% as of June 30, 2012.

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses).

Net Realized Investment Gains (Losses)(1)

	Second Quarter		Six Months
	2013	2012	2013	2012
	(in millions)
Realized investment gains (losses) on sales of investments	$9	$(1)	$42	$5
OTTl	(7)	(2)	(12)	(7)
Net realized investment gains (losses)	$2	$(3)	$30	$(2)
____________________

(1)
Net realized investment gains (losses) exclude $1 million OTTI for Second Quarter 2013 and $3 million OTTI for Second Quarter 2012 related to consolidated FG VIEs. Net realized investment gains (losses) exclude $2 million OTTI for Six Months 2013 and $4 million OTTI for Six Months 2012 related to consolidated FG VIEs.

The increase in realized investment gains in Six Months 2013 was primarily due to the gains on sales of certain other invested assets.

Other Income

Other income is comprised of recurring items such as foreign exchange remeasurement gains and losses, ancillary fees on financial guaranty policies such as commitment, consent and processing fees, and other revenue items on financial guaranty insurance and reinsurance contracts such as commutation gains on re-assumptions of previously ceded business.

Other Income

	Second Quarter		Six Months
	2013	2012	2013	2012
	(in millions)
Foreign exchange gain (loss) on remeasurement of premium receivable and loss reserves	$(3)	$5	$(19)	$15
Commutation gains (losses)	—	—	—	83
Other	(4)	—	(2)	(2)
Total other income	$(7)	$5	$(21)	$96

In Six Months 2012, the Company reassumed two large previously ceded reinsurance contracts from Radian and Tokio resulting in commutation gains of $83 million. There was no reassumption of any previously ceded reinsurance in Six Months 2013.

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

Net Par Outstanding and Number of Risks
By BIG Category

	Net Par Outstanding as of		Number of Risks (1) as of
Description	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	(dollars in millions)
BIG:
Category 1	$7,481	$9,254	171	183
Category 2	5,811	5,107	108	103
Category 3	8,340	9,031	179	174
Total BIG	$21,632	$23,392	458	460
____________________

(1)	A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making debt service payments.

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

Generally, when mortgage loans are transferred into a securitization, the loan originator(s) and/or sponsor(s) provide R&W that the loans meet certain characteristics, and a breach of such R&W often requires that the loan be repurchased from the securitization. In many of the transactions the Company insures, it is in a position to enforce these R&W provisions. Soon after the Company observed the deterioration in the performance of its insured RMBS following the deterioration of the residential mortgage and property markets, the Company began using internal resources as well as third party forensic underwriting firms and legal firms to pursue breaches of R&W on a loan-by-loan basis. Where a provider of R&W refused to honor its repurchase obligations, the Company sometimes chose to initiate litigation. See “-Recovery Litigation” below. The Company's success in pursuing these strategies permitted the Company to enter into agreements with R&W providers under which those providers made payments to the Company, agreed to make payments to the Company in the future, and / or repurchased loans from the transactions, all in return for releases of related liability by the Company. Such agreements provide the Company with many of the benefits of pursuing the R&W claims on a loan by loan basis or through litigation, but without the related expense and uncertainty. The Company continues to pursue these strategies against R&W providers with which it does not yet have agreements.

Using these strategies, through June 30, 2013 the Company has caused entities providing R&Ws to pay or agree to pay approximately $3.5 billion (gross of reinsurance) in respect of their R&W liabilities for transactions in which the Company has provided insurance.

(in billions)
Agreement amounts already received	$2.3
Agreement amounts projected to be received in the future	0.6
Repurchase amounts paid into the relevant RMBS prior to settlement (1)	0.6
Total R&W payments, gross of reinsurance	$3.5
____________________

(1)
These amounts were paid into the relevant RMBS transactions prior to settlement and distributed in accordance with the priority of payments set out in the relevant transaction documents. Because the Company may insure only a portion of the capital structure of a transaction, such payments will not necessarily directly benefit the Company dollar-for-dollar, especially in first lien transactions.

Based on this success, the Company has included in its net expected loss estimates as of June 30, 2013 an estimated net benefit related to breaches of R&W of $964 million, which includes $614 million from agreements (and pending agreements) with R&W providers and $350 million in transactions where the Company does not yet have such an agreement, all net of reinsurance.

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

Economic Loss Development and (Paid) Recovered Losses

	Economic Loss Development(1)		(Paid) Recovered Losses
	Second Quarter		Second Quarter
	2013	2012	2013	2012
	(in millions)
U.S. RMBS before benefit for recoveries for breaches of R&W	$70	$97	$(212)	$(296)
Net benefit for recoveries for breaches of R&W	(51)	(46)	525	223
U.S. RMBS after benefit for recoveries for breaches of R&W	19	51	313	(73)
Other structured finance	(23)	25	(116)	(9)
Public finance	91	19	(7)	6
Other	—	(6)	10	—
Total	$87	$89	$200	$(76)

	Economic Loss Development(1)		(Paid) Recovered Losses
	Six Months		Six Months
	2013	2012	2013	2012
	(in millions)
U.S. RMBS before benefit for recoveries for breaches of R&W	$127	$165	$(366)	$(521)
Net benefit for recoveries for breaches of R&W	(208)	(97)	614	293
U.S. RMBS after benefit for recoveries for breaches of R&W	(81)	68	248	(228)
Other structured finance	(28)	(1)	(120)	(35)
Public finance	108	240	(30)	54
Other	(10)	(6)	10	—
Total	$(11)	$301	$108	$(209)
____________________

(1)
Economic loss development includes the effects of changes in assumptions based on observed market trends, changes in discount rates, accretion of discount and the economic effects of loss mitigation efforts.

Net Expected Loss to be Paid

	As of June 30, 2013	As of December 31, 2012
	(in millions)
U.S. RMBS before benefit for recoveries for breaches of R&W	$1,413	$1,652
Net benefit for recoveries for breaches of R&W	(964)	(1,370)
U.S. RMBS after benefit for recoveries for breaches of R&W	449	282
Other structured finance	191	339
Public finance	137	59
Other	(3)	(3)
Total	$774	$677

Second Quarter 2013 Net Economic Loss Development

Total economic loss development in Second Quarter 2013 was $87 million ($79 million after tax), which was primarily driven by loss development in U.S. public finance, Detroit in particular, and RMBS development, offset in part by positive developments in other sectors. In the RMBS sector, loss development was partially offset by an increase in the benefit for R&W attributable to settlement agreements. The risk-free rates used to discount expected losses ranged from 0.0% to 4.03% as of June 30, 2013 compared with 0.0% to 3.28% as of December 31, 2012.

The Company's RMBS loss projection methodology assumes that the housing and mortgage markets will eventually improve. Each quarter the Company makes a judgment as to whether to change the assumptions it uses to make RMBS loss projections based on its observation during the quarter of the performance of its insured transactions (including early stage delinquencies, late stage delinquencies and, for first liens, loss severity) as well as the residential property market and economy in general, and, to the extent it observes changes, it makes a judgment as to whether those changes are normal fluctuations or part of a trend. During Second Quarter 2013 the Company observed improvements in the performance of its second lien RMBS transactions that, when viewed in the context of their performance in past quarters, suggested those transactions were beginning to respond to the improvements in the residential property market and economy being widely reported. The Company did not observe the same trends in the performance of its first lien RMBS transactions. Based on such observations, in projecting losses for its second lien RMBS the Company chose to decrease by two months in its base scenario and by three months in its optimistic scenario the period it assumed it would take the mortgage market to recover as compared to March 31, 2013 and December 31, 2012. Also based on such observations it chose use essentially the same assumptions and scenarios to project RMBS losses as of June 30, 2013 as it used as of March 31, 2013 and December 31, 2012, in its first lien RMBS and in the pessimistic scenario for its second lien RMBS. The Company's use of essentially the same assumptions and scenarios to project RMBS losses for its first lien RMBS as of June 30, 2013 as at March 31, 2013 and December 31, 2012 was consistent with its view at June 30, 2013 that the housing and mortgage market recovery is not being reflected as quickly in the performance of those transactions as it had anticipated at March 31, 2013 or December 31, 2012. Since the Company's projections for each RMBS transaction are based on the delinquency performance of the loans in that individual RMBS transaction, improvement or deterioration in that aspect of a transaction's performance impacts the projections for that transaction. The methodology the Company uses to project RMBS losses and the scenarios it employs are described in more detail in Note 5, Expected Loss to be Paid, of the Financial Statements.

The following table provides a breakdown of the development and accretion amount in the roll forward of estimated recoveries associated with alleged breaches of R&W.

Second Quarter 2013
(in millions)
Inclusion (removal) of deals with breaches of R&W during period	$6
Change in recovery assumptions as the result of additional file review and recovery success	6
Estimated increase (decrease) in defaults that will result in additional (lower) breaches	(4)
Results of settlements	38
Accretion of discount on balance	5
Total	$51

U.S. municipalities and related entities have been under increasing pressure over the last few quarters, and a few have filed for protection under the U.S. Bankruptcy Code, entered into state processes designed to help municipalities in fiscal distress or otherwise indicated they may consider not meeting their obligations to make timely payments on their debts. Given some of these developments, and the circumstances surrounding each instance, the ultimate outcome cannot be certain and may lead to an increase in defaults on some of the Company's insured public finance obligations. The Company will continue to analyze developments in each of these matters closely. The municipalities whose obligations the Company has insured that have filed for protection under Chapter 9 of the U.S Bankruptcy Code are: Detroit, Michigan; Jefferson County, Alabama; and Stockton, California. The City Council of Harrisburg, Pennsylvania had also filed a purported bankruptcy petition, which was later dismissed by the bankruptcy court; a receiver for the City of Harrisburg was appointed by the Commonwealth Court of Pennsylvania on December 2, 2011. The net par outstanding for these and all other BIG rated U.S. public finance obligations was $4.9 billion as of June 30, 2013 and $4.6 billion as of December 31, 2012. The Company projects that its total future expected net loss across its troubled U.S. public finance credits as of June 30, 2013 will be $71 million. As of March 31, 2013 the Company was projecting a net recovery of $9 million across it troubled U.S. public finance credits. While the deterioration was due to a number of factors, it was attributable primarily to negative developments in Detroit.

Second Quarter 2012 Net Economic Loss Development

Net economic loss development in Second Quarter 2012 was $89 million ($73 million after tax) which was driven primarily by the effects of declines in risk-free rates and additional expected losses on certain public finance transactions. U.S. RMBS development was $51 million, which reflects the effect of discount rates and higher losses in the underlying collateral, largely offset by a higher R&W benefit. Increases in loss development due to declines in the risk-free rates do not reflect credit impairment in the underlying collateral. The Company recorded $16 million in gains in Second Quarter 2012 due to changes in foreign exchange rates on Greece reserves, which was recorded in other income. In Second Quarter 2012, the Company also recorded a $6 million estimated recovery on a legacy life reinsurance transaction. Changes in discount rates had a significant effect on the economic loss development in Second Quarter 2012 as the rates ranged from 0% to 3.04% as of June 30, 2012 compared with 0.0% to 3.27% as of December 31, 2011.

The following table provides a breakdown of the development and accretion amount in the roll forward of estimated recoveries associated with alleged breaches of R&W.

Second Quarter 2012
(in millions)
Inclusion (removal) of deals with breaches of R&W during period	$(5)
Change in recovery assumptions as the result of additional file review and recovery success	(10)
Estimated increase (decrease) in defaults that will result in additional (lower) breaches	58
Results of settlements	—
Accretion of discount on balance	3
Total	$46

Losses Incurred

For transactions accounted for as financial guaranty insurance under generally accepted accounting principles in the United States of America ("GAAP"), each transaction’s expected loss to be expensed, net of estimated R&W recoveries, is compared with the deferred premium revenue of that transaction. Generally, when the expected loss to be expensed exceeds the deferred premium revenue, a loss is recognized in the income statement for the amount of such excess.

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

	Second Quarter		Six Months
	2013	2012	2013	2012
	(in millions)
U.S. RMBS	$16	$70	$(24)	$143
Other structured finance	(10)	27	(22)	(5)
Public finance	78	31	75	240
Other	—	(6)	—	(6)
Total insurance contracts before FG VIE consolidation	84	122	29	372
Effect of consolidating FG VIEs	(22)	(4)	(15)	(12)
Total loss and LAE	$62	$118	$14	$360

Loss Expense Non-GAAP Operating

	Second Quarter		Six Months
	2013	2012	2013	2012
	(in millions)
U.S. RMBS	$37	$73	$21	$148
Other structured finance	(20)	25	(36)	(12)
Public finance	79	30	76	239
Other	—	(6)	(10)	(6)
Total	$96	$122	$51	$369

Reconciliation of Loss and LAE to Non-GAAP Loss Expense

	Second Quarter		Six Months
	2013	2012	2013	2012
	(in millions)
Loss and LAE	$62	$118	$14	$360
Credit derivative loss expense	12	0	22	(2)
FG VIE loss expense	22	4	15	11
Loss expense included in operating income	$96	$122	$51	$369

In 2012, the U.S. RMBS sector and non-U.S. public finance sector have generated the majority of the losses incurred. In 2012, the Company fully settled its exposure to Greek sovereign debt. In 2013, U.S. RMBS losses were lower due primarily to the settlement of several R&W claims, however U.S. public finance sector experienced economic loss development due in part to the Company's exposure to Detroit. Changes in risk-free rates used to discount losses also affected loss expense in the Second Quarter 2013 and Second Quarter 2012 for long-dated transactions, however this component of loss expense does not reflect actual credit impairment or improvement in the period.

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

Financial Guaranty Insurance
Net Expected Loss to be Expensed
As of June 30, 2013

	Net Expected Loss to be Expensed(1)
	In GAAP Reported Income	In Non-GAAP Operating Income
	(in millions)
2013 (July 1 - September 30)	$18	$20
2013 (October 1 - December 31)	17	18
Subtotal 2013	35	38
2014	54	64
2015	46	59
2016	40	52
2017	36	45
2018-2022	129	156
2023-2027	62	75
2028-2032	30	38
After 2032	21	31
Total expected PV of net expected loss to be expensed	453	558
Discount	411	456
Total future value	$864	$1,014
____________________

(1)	Net expected loss to be expensed for GAAP reported income is different than non-GAAP operating income by the amount related to consolidated FG VIEs.

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

The models used to determine fair value are primarily developed internally based on market conventions for similar transactions that the Company observed in the past. There has been very limited new issuance activity in this market over the past three years and as of June 30, 2013, and market prices for the Company’s credit derivative contracts were generally not available. Inputs to the estimate of fair value include various market indices, credit spreads, the Company’s own credit spread, and estimated contractual payments.

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

Net Change in Fair Value of Credit Derivatives
Gain (Loss)

	Second Quarter		Six Months
	2013	2012	2013	2012
	(in millions)
Net credit derivative premiums received and receivable	$41	$34	$68	$63
Net ceding commissions (paid and payable) received and receivable	0	0	1	0
Realized gains on credit derivatives	41	34	69	63
Terminations	—	(1)	—	(1)
Net credit derivative losses (paid and payable) recovered and recoverable	(127)	(56)	(137)	(142)
Total realized gains (losses) and other settlements on credit derivatives	(86)	(23)	(68)	(80)
Net unrealized gains (losses) on credit derivatives	160	284	(450)	(350)
Net change in fair value of credit derivatives	$74	$261	$(518)	$(430)

Net credit derivative premiums have increased in Second Quarter 2013 and Six Months 2013 due primarily to the accelerations of premium earnings due to negotiated terminations, offset in part by the decline in scheduled earnings due to decline in net par outstanding to $60.9 billion at June 30, 2013 from $78.4 billion at June 30, 2012. In Second Quarter 2013 and

2012, CDS contracts totaling $2.0 billion and $0.6 billion in net par were terminated, resulting in accelerations of credit derivative revenues of $14 million in Second Quarter 2013 and $0.7 million in Second Quarter 2012. In Six Months 2013 and 2012, CDS contracts totaling $3.0 billion and $0.8 billion in net par were terminated, resulting in accelerations of credit derivative revenues of $15 million in Six Months 2013 and $1 million in Six Months 2012. In Second Quarter 2013, in addition to the CDS terminations mentioned above, the Company terminated a film securitization CDS for a payment of $120 million which was recorded in realized gains (losses) and other settlements on credit derivatives, with a corresponding release of the unrealized loss recorded in unrealized gains (losses) on credit derivatives of $127 million for a net change in fair value of credit derivatives of $7 million.

Net Change in Unrealized Gains (Losses) on Credit Derivatives By Sector

	Second Quarter		Six Months
Asset Type	2013	2012	2013	2012
	(in millions)
U.S. RMBS	$14	$250	$(443)	$(379)
Pooled corporate obligations	(34)	25	(139)	30
Commercial mortgage-backed securities ("CMBS")	(1)	0	(4)	0
Other(1)	181	9	136	(1)
Total	$160	$284	$(450)	$(350)
____________________

(1)	“Other” includes all other U.S. and international asset classes, such as commercial receivables, international infrastructure, international RMBS securities, and pooled infrastructure securities.

During Second Quarter 2013, unrealized fair value gains were driven primarily by the termination of a film securitization transaction and price improvement on a XXX life securitization transaction, both in the Other sector. These unrealized gains were slightly offset by wider implied net spreads in the pooled corporate obligations sector. The wider implied net spreads were primarily a result of asset prices on the Company's pooled corporate obligations deteriorating during the period, as well as the decreased cost to buy protection in AGC's name as the market cost of AGC's credit decreased during the period. These transactions were pricing at or above their floor levels (or the minimum rate at which the Company would expect to consider assuming these risks based on historical experience); therefore when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, decreased the implied spreads that the Company would expect to receive on these transactions increased. As indicated below, the credit spread of both the 5 Year and 1 Year CDS spread on AGC decreased in Second Quarter 2013. The cost of AGM's 5 Year and 1 Year credit protection also changed during Second Quarter 2013, but did not lead to significant fair value losses, as the policies which represent the majority of AGM's current outstanding exposure continue to price at floor levels.

During Six Months 2013, the cost to buy protection on AGC's name declined. This led to U.S. RMBS unrealized fair value losses which were generated primarily in the Alt-A, prime first lien and subprime RMBS sectors due to wider implied net spreads. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC's name as the market cost of AGC's credit decreased significantly during the period. These transactions were pricing at or above their floor levels; therefore when the cost of purchasing CDS protection on AGC decreased, the implied spreads that the Company would expect to receive on these transactions increased. As indicated below, the credit spread of both the 5 Year and 1 Year CDS spread on AGC decreased significantly in Six Months 2013. To calculate the fair value of the CDS contracts, the Company matches the tenor of the CDS contracts in the Company's portfolio to the tenor of the CDS spread purchased in AGC's name. The cost of AGM's 5 Year and 1 Year credit protection also decreased during Six Months 2013, but did not lead to significant fair value losses, as the policies which represent the majority of AGM's current outstanding exposure continue to price at floor levels. Six Months 2013 changes in fair value of credit derivatives in the Other category includes a $20 million loss for guaranteed interest rate swaps identified during 2013.

     In Second Quarter 2012, U.S. RMBS unrealized fair value gains were generated primarily in the prime first lien, Alt-A, Option ARM and subprime RMBS sectors due to tighter implied net spreads. The tighter implied net spreads were primarily a result of the increased cost to buy protection in AGC's name as the market cost of AGC's credit protection increased. These transactions were pricing above their floor levels; therefore when the cost of purchasing CDS protection on AGC increased, the implied spreads that the Company would expect to receive on these transactions decreased. The cost of AGM's credit protection also increased during the quarter, but did not lead to significant fair value gains, as the majority of AGM policies continue to price at floor levels. In addition, Second Quarter 2012 included an $85 million unrealized gain relating to R&W benefits from the Deutsche Bank Agreement.

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
.

Five-Year CDS Spread on AGC and AGM

	As of June 30, 2013	As of March 31, 2013	As of December 31, 2012	As of June 30, 2012	As of March 31, 2012	As of December 31, 2011
Quoted price of CDS contract (in basis points):
AGC	343	397	678	904	743	1,140
AGM	365	380	536	652	555	778

One-Year CDS Spread on AGC and AGM

	As of June 30, 2013	As of March 31, 2013	As of December 31, 2012	As of June 30, 2012	As of March 31, 2012	As of December 31, 2011
Quoted price of CDS contract (in basis points):
AGC	57	59	270	629	594	965
AGM	72	60	257	416	378	538

Effect of Changes in the Company’s Credit Spread on
Unrealized Gains (Losses) on Credit Derivatives

	Second Quarter		Six Months
	2013	2012	2013	2012
	(in millions)
Change in unrealized gains (losses) of credit derivatives:
Before considering implication of the Company’s credit spreads	$350	$(855)	$854	$(142)
Resulting from change in the Company’s credit spreads	(190)	1,139	(1,304)	(208)
After considering implication of the Company’s credit spreads	$160	$284	$(450)	$(350)

Management believes that the trading level of AGC’s and AGM’s credit spreads is due to the correlation between AGC’s and AGM’s risk profile and the current risk profile of the broader financial markets and to increased demand for credit protection against AGC and AGM as the result of its financial guaranty volume as well as the overall lack of liquidity in the CDS market. Offsetting the benefit attributable to AGC’s and AGM’s credit spread were higher credit spreads in the fixed income security markets relative to pre-financial crisis levels. The higher credit spreads in the fixed income security market are due to the lack of liquidity in the high-yield collateralized debt obligations ("CDO"), trust preferred securities CDO ("TruPS CDOs"), and collateralized loan obligation ("CLO") markets as well as continuing market concerns over the most recent vintages of RMBS.

Provision for Income Tax

Deferred income tax assets and liabilities are established for the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Such temporary differences relate principally to unrealized gains and losses on investments and credit derivatives, FG VIE fair value adjustments, loss and LAE reserve, unearned premium reserve and tax attributes for net operating losses, alternative minimum tax (“AMT”) credits and foreign tax credits. As of June 30, 2013 and December 31, 2012, the Company had a net deferred income tax asset of $850 million and $721 million, respectively. The increase in the deferred tax asset related primarily to fair value losses on credit derivatives. As of June 30, 2013, the Company has foreign tax credits carried forward of $30 million which expire in 2018 through 2021 and AMT credits of $58 million which do not expire. Foreign tax credits of $22 million are from its acquisition of Assured Guaranty Municipal Holdings Inc. (“AGMH”) on July 1, 2009 (“AGMH Acquisition”). The Internal Revenue Code limits the amount of credits the Company may utilize each year.

Provision for Income Taxes and Effective Tax Rates

	Second Quarter		Six Months
	2013	2012	2013	2012
	(in millions)
Total provision (benefit) for income taxes	$110	$177	$42	$(36)
Effective tax rate	33.5%	32.0%	36.4%	25.0%

The Company’s effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, United Kingdom (“U.K.”) subsidiaries taxed at the U.K. blended marginal corporate tax rate of 23.25% unless subject to U.S. tax by election or as a U.S. controlled foreign corporation, and no taxes for the Company’s Bermuda holding company and subsidiaries unless subject to U.S tax by election or as a U.S. controlled foreign corporation. For periods subsequent to April 1, 2013, the U.K. corporation tax rate has been reduced to 23%, for the period April 1, 2012 to April 1, 2013 the U.K. corporation tax rate was 24% resulting in a blended tax rate of 23.25% in 2013 and prior to April 1, 2012, the U.K. corporation rate was 26% resulting in a blended tax rate of 24.5% in 2012. Accordingly, the Company’s overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions. Second Quarter 2013 and Second Quarter 2012 had disproportionate losses and income across jurisdictions, offset by tax-exempt interest, and are the primary reasons for the 33.5% and 32.0% effective tax rates, respectively. Six Months 2013 and Six Months 2012 had disproportionate losses and income across jurisdictions, offset by tax-exempt interest, and are the primary reasons for the 36.4% and 25.0% effective tax rates, respectively.

Financial Guaranty Variable Interest Entities

Pursuant to GAAP, the Company evaluated its power to direct the activities that most significantly impact the economic performance of VIEs that have debt obligations insured by the Company and, accordingly, where the Company is obligated to absorb VIE losses that could potentially be significant to the VIE. As of June 30, 2013, the Company determined that, based on the assessment of its control rights over servicer or collateral manager replacement, given that servicing/managing collateral were deemed to be the VIEs’ most significant activities, 41 VIEs required consolidation.

The table below presents the effects on reported GAAP income resulting from consolidating these FG VIEs and eliminating their related insurance and investment accounting entries and, in total, represents a difference between GAAP reported net income and non-GAAP operating income attributable to FG VIEs. The consolidation of FG VIEs has a significant effect on net income and shareholders' equity due to (1) changes in fair value gains (losses) on FG VIE assets and liabilities, (2) the eliminations of premiums and losses related to the AGC and AGM FG VIE liabilities with recourse and (3) the elimination of investment balances related to the Company’s purchase of AGC and AGM insured FG VIE debt. Upon consolidation of an FG VIE, the related insurance and, if applicable, the related investment balances, are considered intercompany transactions and therefore eliminated. See “—Non-GAAP Financial Measures—Operating Income” below.

Effect of Consolidating FG VIEs on Net Income (Loss)

	Second Quarter		Six Months
	2013	2012	2013	2012
	(in millions)
Net earned premiums	$(15)	$(16)	$(33)	$(33)
Net investment income	(4)	(3)	(7)	(6)
Net realized investment gains (losses)	1	3	2	4
Fair value gains (losses) on FG VIEs	143	168	213	127
Loss and LAE	22	4	15	12
Total pretax effect on net income	147	156	190	104
Less: tax provision (benefit)	51	55	66	37
Total effect on net income (loss)	$96	$101	$124	$67

Fair value gains (losses) on FG VIEs represent the net change in fair value on the consolidated FG VIEs’ assets and liabilities. For Second Quarter 2013, the Company recorded a pre-tax fair value gain on FG VIEs of $143 million. The primary driver of this gain was a $149 million fair value gain as a result of R&W benefits recognized during the quarter on policies relating to Flagstar and UBS. This was also the primary driver of the $213 million pre-tax fair value gain of consolidated FG VIEs during Six Months 2013. The additional gain of $64 million for Six Months 2013 was also a result of an R&W benefit related to the Flagstar policies referenced above.

During Second Quarter 2012, the Company recorded a pre-tax net fair value gain of consolidated FG VIEs of $168 million. The majority of this gain, $161 million, is a result of a R&W settlement with Deutsche Bank during the period. This was also the primary driver of the $127 million pre-tax fair value gain of consolidated FG VIEs during Six Months 2012. The Six Months 2012 amount was partially offset by an unrealized loss in first quarter 2012, which resulted from price appreciation on wrapped FG VIE liabilities, as market participants gave more value to the guarantees provided by monoline insurers.

Expected losses to be paid (recovered) in respect of consolidated FG VIEs, which were $31 million paid as June 30, 2013 and $96 million recovered as of December 31, 2012, are included in the discussion of “—Losses in the Insured Portfolio.”

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

Operating Income

Reconciliation of Net Income (Loss) to Operating Income

	Second Quarter		Six Months
	2013	2012	2013	2012

Net income (loss)	$219	$377	$75	$(106)
Less after-tax adjustments:
Realized gains (losses) on investments	2	(4)	21	(5)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	28	160	(406)	(357)
Fair value gains (losses) on CCS	(2)	3	(8)	(6)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(3)	3	(14)	10
Effect of consolidating FG VIEs	96	101	124	67
Operating income	$98	$114	$358	$185

Effective tax rate on operating income	29.4%	29.9%	26.8%	25.7%

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

Reconciliation of Shareholders’ Equity
to Adjusted Book Value

	As of June 30, 2013		As of December 31, 2012
	Total	Per Share	Total	Per Share
	(dollars in millions, except per share amounts)
Shareholders’ equity	$4,484	$24.52	$4,994	$25.74
Less after-tax adjustments:
Effect of consolidating FG VIEs	(226)	(1.23)	(348)	(1.79)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(1,424)	(7.78)	(988)	(5.09)
Fair value gains (losses) on CCS	15	0.08	23	0.12
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	183	1.00	477	2.45
Operating shareholders’ equity	5,936	32.45	5,830	30.05
After-tax adjustments:
Less: Deferred acquisition costs	163	0.89	165	0.85
Plus: Net present value of estimated net future credit derivative revenue	178	0.97	220	1.14
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	3,022	16.53	3,266	16.83
Adjusted book value	$8,973	$49.06	$9,151	$47.17

As of June 30, 2013, shareholders’ equity decreased to $4.5 billion from $5.0 billion at December 31, 2012 due to share repurchases, decline in unrealized gains on the available for sale portfolio and dividends, which were partially offset by net income in Six Months 2013. Operating shareholders' equity increased due primarily to positive operating income in Six Months 2013, which was partially offset by the share repurchases. Adjusted book value decreased mainly due to share repurchases, dividends and economic loss development. Adjusted book value per share increased due to the reduction in shares outstanding as of June 30, 2013 due to share repurchases. Shares outstanding decreased by 11.1 million primarily due to the repurchase of 11.5 million common shares, partially offset by the vesting of restricted stock units of 0.4 million in Six Months 2013.

Management believes that operating shareholders’ equity is a useful measure because it presents the equity of the Company with all financial guaranty contracts accounted for on a more consistent basis and excludes fair value adjustments that are not expected to result in economic loss. Many investors, analysts and financial news reporters use operating shareholders’ equity as the principal financial measure for valuing AGL’s current share price or projected share price and also as the basis of their decision to recommend, buy or sell AGL’s common shares. Many of the Company’s fixed income investors also use operating shareholders’ equity to evaluate the Company’s capital adequacy. Operating shareholders’ equity is the basis of the calculation of adjusted book value (see below). Operating shareholders’ equity is defined as shareholders’ equity attributable to Assured Guaranty Ltd., as reported under GAAP, adjusted for the following:

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

PVP or Present Value of New Business Production

Reconciliation of PVP to Gross Written Premiums

	Second Quarter		Six Months
	2013	2012	2013	2012
	(in millions)
Total PVP	$16	$50	$34	$106
Less: Financial guaranty installment premium PVP	—	3	1	7
Total: Financial guaranty upfront gross written premiums	16	47	33	99
Plus: Financial guaranty installment gross written premiums	6	(16)	6	20
Total gross written premiums	$22	$31	$39	$119

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

Net Par Outstanding and Average Internal Rating by Asset Class

	As of June 30, 2013		As of December 31, 2012
Sector	Net Par Outstanding	Avg. Rating	Net Par Outstanding	Avg. Rating
	(dollars in millions)
Public finance:
U.S.:
General obligation	$163,218	A+	$169,985	A+
Tax backed	70,775	A+	73,787	A+
Municipal utilities	59,864	A	62,116	A
Transportation	31,892	A	33,799	A
Healthcare	17,084	A	17,838	A
Higher education	14,576	A	15,770	A+
Infrastructure finance	4,042	BBB	4,210	BBB
Housing	4,035	A+	4,633	AA-
Investor-owned utilities	1,042	A-	1,069	A-
Other public finance—U.S.	4,527	A	4,760	A
Total public finance—U.S.	371,055	A	387,967	A+
Non-U.S.:
Infrastructure finance	14,360	BBB	15,812	BBB
Regulated utilities	10,726	BBB+	12,494	BBB+
Pooled infrastructure	3,005	AA-	3,200	AA-
Other public finance—non-U.S.	5,609	A	6,034	A
Total public finance—non-U.S.	33,700	BBB+	37,540	BBB+
Total public finance	404,755	A	425,507	A
Structured finance:
U.S.:
Pooled corporate obligations	35,319	AAA	41,886	AAA
RMBS	16,268	BB+	17,827	BB+
CMBS and other commercial real estate related exposures	4,036	AAA	4,247	AAA
Financial products	3,030	AA-	3,653	AA-
Insurance securitizations	2,440	AA-	2,190	A+
Consumer receivables	2,270	BBB	2,369	BBB+
Commercial receivables	791	BBB+	1,025	BBB+
Structured credit	184	B+	319	CCC+
Other structured finance—U.S.	1,058	A-	1,179	BBB+
Total structured finance—U.S.	65,396	AA-	74,695	AA-
Non-U.S.:
Pooled corporate obligations	12,523	AAA	14,813	AAA
RMBS	1,309	AA-	1,424	AA-
Commercial receivables	1,305	A-	1,463	A-
Insurance securitizations	923	CCC-	923	CCC-
Structured credit	401	BBB	591	BBB
CMBS and other commercial real estate related exposures	—	—	100	AAA
Other structured finance—non-U.S.	377	AAA	377	AAA
Total structured finance—non-U.S.	16,838	AA	19,691	AA
Total structured finance	82,234	AA-	94,386	AA-
Total net par outstanding	$486,989	A+	$519,893	A+

The June 30, 2013 and December 31, 2012 amounts above include $41.9 billion and $48.1 billion, respectively, of AGM structured finance net par outstanding. AGM has not insured a mortgage-backed transaction since January 2008 and announced its complete withdrawal from the structured finance market in August 2008. The structured finance transactions that remain in AGM’s insured portfolio are of double-A average underlying credit quality, according to the Company’s internal rating system. Management expects AGM’s structured finance portfolio to run-off rapidly: 10% by year-end 2013, 59% by year end 2015, and 82% by year-end 2017.

The following tables set forth the Company’s net financial guaranty portfolio by internal rating.

Financial Guaranty Portfolio by Internal Rating
As of June 30, 2013

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$4,311	1.2%	$1,657	4.9%	$36,292	55.5%	$11,079	65.8%	$53,339	11.0%
AA	115,820	31.2	487	1.4	9,808	15.0	669	4.0	126,784	26.0
A	202,440	54.6	8,965	26.6	2,872	4.4	863	5.1	215,140	44.2
BBB	43,554	11.7	20,701	61.5	3,526	5.4	2,313	13.7	70,094	14.4
BIG	4,930	1.3	1,890	5.6	12,898	19.7	1,914	11.4	21,632	4.4
Total net par outstanding	$371,055	100.0%	$33,700	100.0%	$65,396	100.0%	$16,838	100.0%	$486,989	100.0%

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2012

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$4,502	1.2%	$1,706	4.5%	$42,187	56.5%	$13,169	66.8%	$61,564	11.9%
AA	124,525	32.1	875	2.3	9,589	12.8	722	3.7	135,711	26.1
A	210,124	54.1	9,781	26.1	4,670	6.2	1,409	7.2	225,984	43.4
BBB	44,213	11.4	22,885	61.0	3,717	5.0	2,427	12.3	73,242	14.1
BIG	4,603	1.2	2,293	6.1	14,532	19.5	1,964	10.0	23,392	4.5
Total net par outstanding	$387,967	100.0%	$37,540	100.0%	$74,695	100.0%	$19,691	100.0%	$519,893	100.0%

Securities purchased for loss mitigation purposes represented $1,193 million and $1,133 million of gross par outstanding as of June 30, 2013 and December 31, 2012, respectively. In addition, under the terms of certain credit derivative contracts, the referenced obligations in such contracts have been delivered to the Company and recorded in other invested assets in the consolidated balance sheets. Such amounts totaled $219 million and $220 million in gross par outstanding as of June 30, 2013 and December 31, 2012, respectively.

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

Economic Exposure to the Selected European Countries

The Company’s economic exposure to the Selected European Countries (based on par for financial guaranty contracts and notional amount for financial guaranty contracts accounted for as derivatives) is shown in the following tables, both gross and net of ceded reinsurance:

Gross Economic Exposure to Selected European Countries(1)
June 30, 2013

	Greece	Hungary	Ireland	Italy	Portugal	Spain	Total
	(in millions)
Sovereign and sub-sovereign exposure:
Public finance	$—	$—	$—	$1,315	$120	$420	$1,855
Infrastructure finance	—	440	23	84	97	169	813
Sub-total	—	440	23	1,399	217	589	2,668
Non-sovereign exposure:
Regulated utilities	—	—	—	233	—	0	233
RMBS	—	224	137	546	—	—	907
Commercial receivables	—	1	12	62	15	3	93
Pooled corporate	23	—	198	245	15	550	1,031
Sub-total	23	225	347	1,086	30	553	2,264
Total	$23	$665	$370	$2,485	$247	$1,142	$4,932
Total BIG	$—	$627	$8	$2	$136	$573	$1,346

Net Economic Exposure to Selected European Countries(1)
June 30, 2013

	Greece	Hungary	Ireland	Italy	Portugal	Spain	Total
	(in millions)
Sovereign and sub-sovereign exposure:
Public finance	$—	$—	$—	$981	$102	$261	$1,344
Infrastructure finance	—	413	23	83	97	167	783
Sub-total	—	413	23	1,064	199	428	2,127
Non-sovereign exposure:
Regulated utilities	—	—	—	215	—	0	215
RMBS	—	214	137	479	—	—	830
Commercial receivables	—	1	12	59	14	3	89
Pooled corporate	22	—	172	224	15	499	932
Sub-total	22	215	321	977	29	502	2,066
Total	$22	$628	$344	$2,041	$228	$930	$4,193
Total BIG	$—	$591	$7	$2	$118	$412	$1,130
____________________
(1)                                 While the Company’s exposures are shown in U.S. dollars, the obligations the Company insures are in various currencies, including U.S. dollars, Euros and British pounds sterling. Included in both tables above is $137 million of reinsurance assumed on a 2004 - 2006 pool of Irish residential mortgages that is part of the Company’s remaining legacy mortgage reinsurance business. One of the residential mortgage-backed securities included in the table above includes residential mortgages in both Italy and Germany, and only the portion of the transaction equal to the portion of the original mortgage pool in Italian mortgages is shown in the tables.

As of June 30, 2013, the Company does not guarantee any sovereign bonds of the Selected European Countries, although the payments for many of the public finance and infrastructure finance credits originate with sovereigns or sub-

sovereigns. The exposure shown in the “Public Finance” Category is from transactions backed by receivable payments from sub-sovereigns in Italy, Spain and Portugal. The Company understands that Moody's recently had undertaken a review of redenomination risk in selected countries in the Eurozone, including some of the Selected European Countries. No redenomination from the Euro to another currency has yet occurred and it may never occur. Therefore, it is not possible to be certain at this point how a redenomination of an issuer’s obligations might be implemented in the future and, in particular, whether any redenomination would extend to the Company's obligations under a related financial guarantee.

The tables above include the par amount of financial guaranty contracts accounted for as derivatives. The Company’s credit derivative transactions are governed by International Swaps and Derivatives Association, Inc. ("ISDA") documentation, and the Company is required to make a loss payment on them only upon the occurrence of one or more defined credit events with respect to the referenced securities or loans. For those financial guaranty contracts included in the tables above and accounted for as derivatives, the tables below show their fair value, net of reinsurance:

Fair Value Gain (Loss) of Financial Guaranty Contracts Accounted for as Derivatives,
With Exposure to Selected European Countries, Net of Reinsurance
June 30, 2013

	Greece	Hungary	Ireland	Italy	Portugal	Spain
	(in millions)
Sovereign and sub-sovereign exposure:
Public finance	$—	$—	$—	$—	$—	$—
Infrastructure finance	—	(1)	0	(1)	(2)	0
Total sovereign exposure	—	(1)	0	(1)	(2)	0
Non-sovereign exposure:
Regulated utilities	—	—	—	—	—	—
RMBS	—	(7)	—	—	—	—
Total non-sovereign exposure	—	(7)	—	—	—	—
Total	$—	$(8)	$0	$(1)	$(2)	$0

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

Net Indirect Exposure to Selected European Countries
June 30, 2013

	Greece	Hungary	Ireland	Italy	Portugal	Spain	Total
	(dollars in millions)
Pooled corporate
$ millions	$22	$—	$172	$224	$15	$499	$932
Average proportion	1.9%	—	2.3%	3.1%	1.0%	4.4%	3.3%
Commercial receivables
$ millions	$—	$1	$12	$59	$14	$3	$89
Average proportion	—	0.6%	9.1%	9.2%	2.4%	1.8%	5.1%
Total $ millions	$22	$1	$184	$283	$29	$502	$1,021

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

The Republic of Hungary is rated ”BB" and "Ba1" by S&P and Moody's, respectively. In October 2008 Hungary requested and later received financial assistance from the EU and the International Monetary Fund (“IMF”). Hungary again requested financial assistance in November 2011 but negotiations were later indefinitely suspended. In common with most European Union countries, the IMF expects Hungary’s economic growth to be subdued in 2013, despite an expansionary monetary policy. The Company’s sovereign and sub-sovereign exposure to Hungarian credits includes an infrastructure financing dependent on payments by government agencies. The Company rates this exposure ($377 million net par) below investment grade. The Company is closely monitoring developments with respect to the ability and willingness of these entities to meet their payment obligations. The Company’s non-sovereign exposure to Hungary comprises primarily covered mortgage bonds issued by Hungarian banks. The Company rates the covered bonds ($214 million net par) below investment grade.

The Kingdom of Spain's financial profile and credit ratings have deteriorated over the past few years, partly as a result of large borrowing needs in the context of a challenging funding environment. The weakening of the country's real estate sector has resulted in the deterioration of the banking system's financial profile, in particular that of the savings and loans. The regional finances are also a source of concern, given the fiscal slippage exhibited by some of the regions. The Kingdom of Spain is rated “BBB-” and “Baa3” by S&P and Moody’s, respectively. The September 6, 2012 announcement of a European Central Bank program to purchase unlimited amounts of secondary market debt of euro area sovereigns that apply for a full macroeconomic adjustment or precautionary program from the EFSF/ESM has helped in the reduction of Spanish sovereign bond yields. The Company’s sovereign and sub-sovereign exposure to Spanish credits includes infrastructure financings dependent on payments by sub-sovereigns and government agencies, financings dependent on lease and other payments by sub-sovereigns and government agencies, and an issuance by a regulated utility. The Company rates most ($412 million aggregate net par) of its exposure to sovereign and sub-sovereign credits in Spain below investment grade. The Company is closely monitoring developments with respect to the ability and willingness of these entities to meet their payment obligations.

The Republic of Portugal is rated “BB” and “Ba3” by S&P and Moody's, respectively. Over the past few years, the Republic of Portugal’s economy and credit ratings have been adversely affected by fiscal imbalances, high indebtedness and the difficult macroeconomic situation generally facing the countries in the euro area. In order to stabilize its debt position, in April 2011 Portugal requested and subsequently received financial assistance from the EU and the IMF. In return, Portugal agreed to a set of deficit reduction and debt targets. The meeting of these targets will likely represent a significant burden on the Portuguese economy in an environment of slow economic activity and volatile bank and sovereign credit markets. The Company’s exposure to sovereign and sub-sovereign Portuguese credits includes infrastructure financings dependent on payments by sub-sovereigns and government agencies and financings dependent on lease payments by sub-sovereigns and government agencies. The Company rates four of these transactions ($118 million aggregate net par) below investment grade. The Company is closely monitoring developments with respect to the ability and willingness of these entities to meet their payment obligations.

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

The Republic of Italy was downgraded to “BBB” from “BBB+” by S&P on July 9, 2013, reflecting the agency’s view of the effects of further weakening growth on the country’s economic structure and resilience, and its impaired monetary transmission mechanism. Moody’s continues to rate the country at “Baa2". The September 6, 2012 announcement of a European Central Bank program to purchase unlimited amounts of secondary market debt of euro area sovereigns that apply for a full macroeconomic adjustment or precautionary program from the European Financial Stability Facility/European Stability Mechanism ("EFSF/ESM") has helped in the reduction of Italian sovereign bond yields. The Company’s sovereign and sub-sovereign exposure to Italy depends on payments by Italian governmental entities in connection with infrastructure financings or for services already rendered. The Company internally rates one of the infrastructure transactions ($2 million net par) below investment grade. The Company’s non-sovereign Italian exposure is comprised primarily of securities backed by Italian residential mortgages or in one case a government-sponsored water utility. The Company is closely monitoring the ability and willingness of these obligors to make timely payments on their obligations.

The Hellenic Republic of Greece is rated “B-” and “C” by S&P and Moody’s, respectively. As evidenced by its low ratings, the country still faces significant economic, social and political challenges. As of June 30, 2013 the Company no longer had any direct economic exposure to Greece, although it does still have small, indirect exposures as described above under "Indirect Exposure to Selected European Countries".

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

Exposure by Reinsurer

	Ratings at		Par Outstanding
	August 6, 2013		As of June 30, 2013
Reinsurer	Moody’s Reinsurer Rating	S&P Reinsurer Rating	Ceded Par Outstanding(1)	Second-to- Pay Insured Par Outstanding	Assumed Par Outstanding
	(dollars in millions)
American Overseas Reinsurance Company Limited (f/k/a Ram Re)	WR (2)	WR	$8,971	$—	$30
Tokio	Aa3	AA-	7,634	—	—
Radian	Ba1	B+	4,897	42	1,273
Syncora Guarantee Inc.	WR	WR	4,031	1,789	162
Mitsui Sumitomo Insurance Co. Ltd.	A1	A+(3)	2,176	—	—
ACA Financial Guaranty Corp.	NR	WR	819	6	10
Swiss Reinsurance Co.	A1	AA-	425	—	—
Ambac Assurance Corporation ("Ambac")	WR	WR	85	6,489	19,596
CIFG Assurance North America Inc. ("CIFG")	WR	WR	61	255	5,331
MBIA Inc.	(4)	(4)	—	10,498	7,726
Financial Guaranty Insurance Co.	WR	WR	—	2,634	1,766
Other	Various	Various	993	1,933	46
Total			$30,092	$23,646	$35,940
____________________

(1)	Includes $3,415 million in ceded par outstanding related to insured credit derivatives.

(2)    Represents “Withdrawn Rating.”

(3)    The Company has structural collateral agreements satisfying the triple-A credit requirement of S&P and/or Moody’s.

(4)    MBIA Inc. includes various subsidiaries which are rated A and B by S&P and Baa1, B1, B3, WR and NR by Moody’s.

Ceded Par Outstanding by Reinsurer and Credit Rating
As of June 30, 2013

	Internal Credit Rating
Reinsurer	AAA	AA	A	BBB	BIG	Total
	(in millions)
American Overseas Reinsurance Company Limited (f/k/a Ram Re)	$1,174	$3,046	$2,753	$1,537	$461	$8,971
Tokio	1,221	1,184	2,322	2,241	666	7,634
Radian	243	290	2,472	1,537	355	4,897
Syncora Guarantee Inc.	—	241	739	2,387	664	4,031
Mitsui Sumitomo Insurance Co. Ltd.	147	683	888	404	54	2,176
ACA Financial Guaranty Corp	—	474	324	21	—	819
Swiss Reinsurance Co.	7	6	269	104	39	425
Ambac	—	—	85	—	—	85
CIFG	—	—	—	—	61	61
Other	—	101	819	73	—	993
Total	$2,792	$6,025	$10,671	$8,304	$2,300	$30,092

In accordance with U.S. statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. All of the unauthorized reinsurers in the table above post collateral for the benefit of the Company in an amount at least equal to the sum of their ceded unearned premium reserve, loss reserves and contingency reserves all calculated on a statutory basis of accounting. CIFG and Radian are authorized reinsurers. Radian's collateral equals or exceeds its ceded statutory loss reserves and CIFG's collateral covers a substantial portion of its ceded statutory loss reserves. Collateral may be in the form of letters of credit or trust accounts. The total collateral posted by all non-affiliated reinsurers as of June 30, 2013 is approximately $1.2 billion.

Second-to-Pay
Insured Par Outstanding by Internal Rating
As of June 30, 2013(1)

	Public Finance					Structured Finance
	AAA	AA	A	BBB	BIG	AAA	AA	A	BBB	BIG	Total
	(in millions)
Radian	$—	$—	$13	$18	$11	$—	$—	$—	$—	$—	$42
Syncora Guarantee Inc.	—	25	378	728	293	110	66	1	—	188	1,789
ACA Financial Guaranty Corp.	—	3	—	3	—	—	—	—	—	—	6
Ambac	0	1,396	3,270	1,118	81	11	49	1	298	265	6,489
CIFG	—	11	69	130	45	—	—	—	—	—	255
MBIA Inc.	162	2,448	4,108	1,820	—	—	1,507	24	204	225	10,498
Financial Guaranty Insurance Co.	—	117	1,066	312	318	689	—	82	—	50	2,634
Other	—	—	1,933	—	—	—	—	—	—	—	1,933
Total	$162	$4,000	$10,837	$4,129	$748	$810	$1,622	$108	$502	$728	$23,646
____________________

(1)	Assured Guaranty’s internal rating.

Exposure to Residential Mortgage-Backed Securities

The tables below provide information on the risk ratings and certain other risk characteristics of the Company’s financial guaranty insurance and credit derivative RMBS exposures as of June 30, 2013. U.S. RMBS exposures represent 3% of the total net par outstanding, and BIG U.S. RMBS represent 44% of total BIG net par outstanding. The tables presented provide information with respect to the underlying performance indicators of this book of business. See Note 5, Expected Loss to be Paid, of the Financial Statements, for a discussion of expected losses to be paid on U.S. RMBS exposures.

Net par outstanding in the following tables are based on values as of June 30, 2013. All performance information such as pool factor, subordination, cumulative losses and delinquency is based on June 30, 2013 information obtained from third parties and/or provided by the trustee.

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

U.S. Prime First Lien in the tables below includes primarily prime first lien plus an insignificant amount of other miscellaneous RMBS transactions.

Distribution of U.S. RMBS by Internal Rating and Type of Exposure as of June 30, 2013

Ratings:	Prime First Lien	Closed End Second Lien	Home Equity Lines of Credit ("HELOC")	Alt-A First Lien	Option ARM	Subprime First Lien	Total Net Par Outstanding
	(in millions)
AAA	$4	$0	$47	$241	$5	$2,283	$2,580
AA	107	106	119	432	456	1,851	3,070
A	1	0	228	7	27	118	383
BBB	41	—	6	257	24	289	617
BIG	442	321	2,480	3,322	700	2,353	9,618
Total exposures	$595	$428	$2,881	$4,259	$1,212	$6,894	$16,268

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of June 30, 2013

Year insured:	Prime First Lien	Closed End Second Lien	HELOC	Alt-A First Lien	Option ARM	Subprime First Lien	Total Net Par Outstanding
	(in millions)
2004 and prior	$29	$1	$210	$92	$32	$1,307	$1,671
2005	165	—	649	553	47	209	1,622
2006	99	192	846	362	119	2,709	4,327
2007	302	235	1,176	2,138	949	2,593	7,393
2008	—	—	—	1,114	65	76	1,255
Total exposures	$595	$428	$2,881	$4,259	$1,212	$6,894	$16,268

Distribution of U.S. RMBS by Internal Rating and Year Insured as of June 30, 2013

Year insured:	AAA Rated	AA Rated	A Rated	BBB Rated	BIG Rated	Total
	(dollars in millions)
2004 and prior	$1,036	$136	$45	$108	$346	$1,671
2005	129	185	2	34	1,273	1,622
2006	1,319	1,386	64	114	1,445	4,327
2007	10	1,298	272	362	5,450	7,393
2008	87	65	—	—	1,103	1,255
Total exposures	$2,580	$3,070	$383	$617	$9,618	$16,268
% of total	15.9%	18.9%	2.3%	3.8%	59.1%	100.0%

Distribution of Financial Guaranty Direct U.S. RMBS
Insured January 1, 2005 or Later by Exposure Type, Average Pool Factor, Subordination,
Cumulative Losses and 60+ Day Delinquencies as of June 30, 2013

U.S. Prime First Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$162	26.1%	4.8%	2.5%	11.6%	6
2006	99	48.7%	8.4%	0.7%	17.3%	1
2007	302	38.0%	4.3%	6.1%	21.1%	1
2008	—	—%	—%	—%	—%	—
Total	$563	36.5%	5.1%	4.1%	17.7%	8

U.S. Closed End Second Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$—	—%	—%	—%	—%	—
2006	183	11.5%	—%	60.3%	5.7%	1
2007	235	13.7%	—%	70.1%	6.1%	8
2008	—	—%	—%	—%	—%	—
Total	$418	12.8%	—%	65.8%	5.9%	9

U.S. HELOC

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$606	13.2%	3.1%	17.5%	9.2%	6
2006	829	21.2%	3.6%	37.5%	6.4%	7
2007	1,176	34.8%	2.5%	32.8%	5.3%	9
2008	—	—%	—%	—%	—%	—
Total	$2,612	25.5%	3.0%	30.8%	6.6%	22

U.S. Alt-A First Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$551	25.9%	8.5%	7.4%	18.7%	21
2006	362	31.8%	0.0%	21.3%	38.0%	7
2007	2,138	39.5%	1.2%	17.0%	28.7%	12
2008	1,114	37.6%	15.1%	16.4%	26.3%	5
Total	$4,164	36.5%	5.8%	16.0%	27.5%	45

U.S. Option ARMs

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$41	15.8%	11.6%	10.3%	14.8%	2
2006	113	31.6%	—%	20.4%	36.0%	5
2007	949	38.6%	0.9%	22.3%	32.8%	11
2008	65	41.2%	48.3%	16.9%	26.2%	1
Total	$1,168	37.2%	3.8%	21.4%	32.1%	19

U.S. Subprime First Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$200	34.8%	18.7%	8.8%	28.6%	4
2006	2,704	18.5%	61.4%	19.7%	33.2%	4
2007	2,593	42.2%	11.3%	26.4%	41.5%	13
2008	76	54.1%	17.4%	21.6%	30.8%	1
Total	$5,573	30.6%	35.9%	22.4%	36.8%	22

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

The Company anticipates that for the next twelve months, amounts paid by AGL’s operating subsidiaries as dividends will be a major source of its liquidity. It is possible that, in the future, AGL or its subsidiaries may need to seek additional external debt or equity financing in order to meet their obligations. External sources of financing may or may not be available to the Company, and if available, the cost of such financing may not be acceptable to the Company. As of June 30, 2013, AGL had $35 million in short term investments and $13 million in fixed maturity securities with weighted average duration of 0.1 years. AGUS and AGMH had a total of $59 million in cash, short term investments and common stock and $30 million in fixed maturity securities with weighted average duration of 2.1 years. See also "—Insurance Company Regulatory Restrictions" below.

AGL and Holding Company Subsidiaries
Significant Cash Flow Items

	Six Months
	2013	2012
	(in millions)
Dividends and return of capital from subsidiaries	$180	$205
Proceeds from issuance of common shares	—	173
Dividends paid to AGL shareholders	(38)	(33)
Repurchases of common shares	(244)	(24)
Interest paid	(35)	(42)
Loans from subsidiaries	—	173
Payment of long-term debt	—	(173)

Insurance Company Subsidiaries

Liquidity of the insurance company subsidiaries is primarily used to pay for:

•	claims on the insured portfolio,

•	operating expenses,

•	purchase of loss mitigation bonds

•	collateral postings in connection with credit derivatives and reinsurance transactions,

•	reinsurance premiums,

•	dividends to AGUS, AGMH and AGL, as applicable, for debt service and dividends,

•	principal paydown on surplus notes issued, and

•	capital investments in their own subsidiaries, where appropriate.

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

Claims Paid (Recovered)

	Second Quarter		Six Months
	2013	2012	2013	2012
	(in millions)
Claims paid before R&W recoveries, net of reinsurance	$325	$299	$506	$502
R&W recoveries	(525)	(223)	(614)	(293)
Claims paid (recovered), net of reinsurance(1)	$(200)	$76	$(108)	$209
____________________

(1)
Includes $168 million and $117 million recovered for consolidated FG VIEs for Second Quarter 2013 and 2012, respectively, and $159 million and $80 million recovered for consolidated FG VIEs for Six Months 2013 and 2012, respectively.

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
The Company has exposure to infrastructure transactions with refinancing risk as to which the Company may need to make claim payments that it did not anticipate paying when the policies were issued; the aggregate amount of the claim payments may be substantial and reimbursement may not occur for an extended time, if at all. Total liabilities for the three largest transactions with significant refinancing risk may amount to as much as $3.8 billion, payable in varying amounts over the next 13 years. Of this liability, as much as approximately $3.0 billion may be payable between 2014 and 2020. As of June 30, 2013, the Company estimates that it may pay claims of approximately $1.4 billion, without giving effect to any payments that the Company may receive from reinsurers to which it has ceded a portion of this exposure. This estimate is based on certain assumptions the Company has made as to the performance of the transactions, including the refinancing of a certain portion of the debt, the payment of certain anticipated contributions, and the Company prevailing in certain litigation proceedings. These transactions generally involve long-term infrastructure projects that are financed by bonds that mature prior to the expiration of the project concession. While the cash flows from these projects were expected to be sufficient to repay all of the debt over the life of the project concession, in order to pay the principal on the early maturing debt, the Company expected it to be refinanced in the market at or prior to its maturity. Due to market conditions, the Company may have to pay a claim at the maturity of the securities, and then recover its payment from cash flows produced by the project in the future. The Company generally projects that in most scenarios it will be fully reimbursed for such payments. However, the recovery of the payments may take a long time and is uncertain. The claim payments are anticipated to occur substantially between 2014 and 2018, while the recoveries could take from 10 to 35 years, depending on the transaction and the performance of the underlying collateral.

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

AGC is a Maryland domiciled insurance company. Under Maryland's insurance law, AGC may, with prior notice to the Maryland Insurance Commissioner, pay an ordinary dividend that, together with all dividends paid in the prior 12 months, does not exceed 10% of its policyholders' surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. As of June 30, 2013, approximately $73 million was available for distribution of dividends, after giving effect to dividends paid in the prior 12 months of approximately $17 million. This amount does not take into account a series of transactions that Assured Guaranty completed in July 2013 in order to capitalize its subsidiary MAC, including AGC contributing cash and marketable securities to Municipal Assurance Holdings Inc. (“MAC Holdings”), a holding company newly formed to own 100% of MAC's outstanding common stock, ceding a portfolio of policies covering U.S. municipal bonds to MAC, and paying MAC unearned premium for such cession.

AGM is a New York domiciled insurance company. Under New York insurance law, AGM may pay dividends out of "earned surplus", which is the portion of a company's surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to shareholders as dividends or transferred to stated capital or capital surplus, or applied to other purposes permitted by law, but does not include unrealized appreciation of assets. AGM may pay an ordinary dividend that, together with all dividends paid in the prior 12 months, does not exceed the lesser of 10% of its policyholders' surplus (as of the last annual or quarterly statement filed) or 100% of its adjusted net investment income during that period. As of June 30, 2013, approximately $141 million was available for distribution of dividends, after giving effect to dividends paid in the prior 12 months of $38 million. This amount does not take into account the July 2013 transactions to capitalize MAC, including AGM contributing MAC's outstanding common stock, cash and marketable securities to MAC Holdings, ceding a portfolio of policies covering U.S. municipal bonds to MAC, and paying MAC unearned premium for such cession.

As of July 31, 2013, AG Re had unencumbered assets of approximately $280 million. AG Re maintains unencumbered assets for general corporate purposes, including placing additional assets in trust for the benefit of cedants to reflect declines in the market value of previously posted assets or additional ceded reserves. We expect unencumbered assets to decline in third quarter 2013 due to collateral posting requirements related to Detroit exposures. AG Re is an insurance company registered and licensed under the Insurance Act 1978 of Bermuda, amendments thereto and related regulations. Based on regulatory capital requirements AG Re currently has $600 million of excess capital and surplus. As a Class 3B insurer, AG Re is restricted from distributing capital or paying dividends by the following regulatory requirements:

•	Dividends shall not exceed outstanding statutory surplus or $440 million.

•
Dividends on annual basis shall not exceed 25% of its total statutory capital and surplus (as set out in its previous year's financial statements) or $321 million unless it files (at least seven days before payment of such dividends) with the Bermuda Monetary Authority an affidavit stating that it will continue to meet the required margins.

•
Capital distributions on an annual basis shall not exceed 15% of its total statutory capital (as set out in its previous year's financial statements) or $126 million, unless approval is granted by the Bermuda Monetary Authority.

•
Dividends are limited by requirements that the subject company must at all times (i) maintain the minimum solvency margin and the Company's applicable enhanced capital requirements required under the Insurance Act of 1978 and (ii) have relevant assets in an amount at least equal to 75% of relevant liabilities, both as defined under the Insurance Act of 1978.

Dividends Paid and Repayment of Surplus Note
By Insurance Company Subsidiaries

	Second Quarter		Six Months
	2013	2012	2013	2012
	(in millions)
Dividends paid by AGC to AGUS	$17	$40	$17	$55
Dividends paid by AGM to AGMH	38	—	38	30
Dividends paid by AG Re to AGL	60	40	100	70
Repayment of surplus note by AGM to AGMH	—	50	25	50

Consolidated Cash Flows

Consolidated Cash Flow Summary

	Three Months		Six Months
	2013	2012	2013	2012
	(in millions)
Net cash flows provided by (used in) operating activities	$136	$87	$122	$162
Net cash flows provided by (used in) investing activities	235	166	472	273
Net cash flows provided by (used in) financing activities	(352)	(254)	(585)	(471)
Effect of exchange rate changes	(1)	(6)	(4)	(4)
Cash at beginning of period	125	182	138	215
Total cash at the end of the period	$143	$175	$143	$175

Operating cash flows in Six Months 2013 and Six Months 2012 include cash flows from FG VIEs. Claims paid on consolidated FG VIEs are presented in the consolidated cash flow statements as a component of paydowns on FG VIE liabilities in financing activities as opposed to operating activities. Excluding consolidated FG VIEs, the cash flows from operating activities increased for Six Months 2013 compared to Six Months 2012 and were mainly related to proceeds from R&W settlements and sales of trading securities, which were partially offset by claim payments and higher tax payments in Six Months 2013 and $210 million in cash received on two commutations in Six Months 2012.

Investing activities were primarily net sales (purchases) of fixed maturity and short-term investment securities. Investing cash flows in Six Months 2013 and 2012 include inflows of $440 million and $283 million for FG VIEs, respectively. Six Months 2013 included proceeds from sales of third party surplus notes and other invested assets. Six Months 2012 included a $91 million payment to acquire MAC and proceeds from a paydown of notes receivable from PFC LLC, which were used to offset the Company’s payments under its CDS contract.

Financing activities consisted primarily of paydowns of FG VIE liabilities and share repurchases. Financing cash flows in Six Months 2013 and 2012 include outflows of $289 million and $389 million for FG VIEs, respectively.

On January 18, 2013, the Company's Board of Directors authorized a $200 million share repurchase program. This latest repurchase program replaces the November 14, 2011 authorization to repurchase up to 5.0 million common shares. On May 8, 2013, the Company's board of directors authorized an additional $115 million of repurchases of the Company’s common shares, bringing the total authorization in 2013 to $315 million. In Six Months 2013 the Company had repurchased 11.5 million common shares for $244 million, including 5.0 million common shares from funds associated with WL Ross & Co. LLC and its affiliates and Wilbur L. Ross, Jr., a director of the Company, for $109.7 million, pursuant to the January and May 2013 authorizations. In Six Months 2012 the Company had repurchased 2.1 million common shares for $24 million.

Commitments and Contingencies

Leases

AGL and its subsidiaries are party to various lease agreements. Future cash payments associated with contractual obligations pursuant to operating leases for office space have not materially changed since December 31, 2012.

Long-Term Debt Obligations

The principal of and interest paid on long-term debt issued by AGUS and AGMH were as follows:

Principal Outstanding
and Interest Paid on Long-Term Debt

	Principal Amount		Interest Paid
	As of June 30,	As of December 31,	Second Quarter		Six Months
	2013	2012	2013	2012	2013	2012
	(in millions)
AGUS:
7.0% Senior Notes	$200	$200	$7	$7	$7	$7
8.5% Senior Notes	—	—	—	4	—	7
Series A Enhanced Junior Subordinated Debentures	150	150	5	5	5	5
Total AGUS	350	350	12	16	12	19
AGMH:
67/8% QUIBS	100	100	1	1	3	3
6.25% Notes	230	230	3	3	7	7
5.60% Notes	100	100	2	2	3	3
Junior Subordinated Debentures	300	300	10	10	10	10
Total AGMH	730	730	16	16	23	23
AGM:
Notes Payable	48	61	1	3	3	5
Total AGM	48	61	1	3	3	5
Total	$1,128	$1,141	$29	$35	$38	$47

AGL fully and unconditionally guarantees the following obligations:

•	7.0% Senior Notes issued by AGUS

•	6 7/8% Quarterly Income Bonds Securities (“QUIBS”) issued by AGMH

•	6.25% Notes issued by AGMH

•	5.60% Notes issued by AGMH

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $1.7 billion as of June 30, 2013. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. It is difficult to determine the probability that AGM will have to pay strip provider claims or the likely aggregate amount of such claims. At June 30, 2013, approximately $1 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

On July 1, 2009, AGM and Dexia Crédit Local S.A. (“DCL”), acting through its New York Branch (“Dexia Crédit Local (NY)”), entered into a credit facility (the “Strip Coverage Facility”). Under the Strip Coverage Facility, Dexia Crédit Local (NY) agreed to make loans to AGM to finance all draws made by lessors on AGM strip policies that were outstanding as of November 13, 2008, up to the commitment amount. The commitment amount of the Strip Coverage Facility was $1 billion at closing of the AGMH Acquisition but is scheduled to amortize over time. As of June 30, 2013, the maximum commitment amount of the Strip Coverage Facility has amortized to $981 million. It may also be reduced in 2014 to $750 million, if AGM does not have a specified consolidated net worth at that time.

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

The Strip Coverage Facility’s financial covenants require that AGM and its subsidiaries maintain a maximum debt-to-capital ratio of 30% and maintain a minimum net worth of 75% of consolidated net worth as of July 1, 2009, plus, starting July 1, 2014, (i) 25% of the aggregate consolidated net income (or loss) for the period beginning July 1, 2009 and ending on June 30, 2014 or, (2) zero, if the commitment amount has been reduced to $750 million as described above. The Company is in compliance with all financial covenants as of June 30, 2013.

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

As of June 30, 2013, no amounts were outstanding under this facility, nor have there been any borrowings during the life of this facility.

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

Letters of Credit

AGC entered into a letter of credit agreement in December 2011 with Bank of New York Mellon totaling approximately $2.9 million in connection with a 2008 lease for office space, which space was subsequently sublet. As of June 30, 2013, $2.9 million was outstanding under this letter of credit. This letter of credit expires in November 2013.

Committed Capital Securities

Each of AGC and AGM have issued $200 million of committed capital securities pursuant to transactions in which AGC CCS Securities or AGM CPS Securities, as applicable, were issued by custodial trusts created for the primary purpose of issuing such securities, investing the proceeds in high-quality assets and providing put options to AGC or AGM, as applicable. The put options allow AGC and AGM to issue non-cumulative redeemable perpetual preferred to the trusts in exchange for cash. For both AGC and AGM, four initial trusts were created, each with an initial aggregate face amount of $50 million. The Company does not consider itself to be the primary beneficiary of the trusts for either the AGC or AGM committed capital securities and the trusts are not consolidated in Assured Guaranty's financial statements.

The trusts provide AGC and AGM access to new capital at their respective sole discretion through the exercise of the put options. Upon AGC's or AGM's exercise of its put option, the relevant trust will liquidate its portfolio of eligible assets and use the proceeds to purchase the AGC or AGM preferred stock, as applicable. AGC or AGM may use the proceeds from such sale of its preferred stock to the trusts for any purpose, including the payment of claims. The put agreements have no scheduled termination date or maturity. However, each put agreement will terminate if (subject to certain grace periods) in the event specified events occur.

     AGC Committed Capital Securities. AGC entered into separate put agreements with four custodial trusts with respect to its committed capital securities in April 2005. The AGC put options have not been exercised through the date of this filing. Initially, all of AGC committed capital securities were issued to a special purpose pass-through trust (the “Pass-Through Trust”). The Pass-Through Trust was dissolved in April 2008 and the AGC committed capital securities were distributed to the holders of the Pass-Through Trust's securities. Neither the Pass-Through Trust nor the custodial trusts are consolidated in the Company's financial statements.  Income distributions on the Pass-Through Trust securities and committed capital securities were equal to an annualized rate of one-month LIBOR plus 110 basis points for all periods ending on or prior to April 8, 2008. Following dissolution of the Pass-Through Trust, distributions on the AGC committed capital securities are determined pursuant to an auction process. On April 7, 2008 this auction process failed, thereby increasing the annualized rate on the AGC committed capital securities to one-month LIBOR plus 250 basis points. Distributions on the AGC preferred stock will be determined pursuant to the same process. AGC continues to have the ability to exercise its put option and cause the related trusts to purchase AGC Preferred Stock.

AGM Committed Capital Securities. AGM entered into separate put agreements with four custodial trusts trusts with respect to its committed capital securities in June 2003. The AGM put options have not been exercised through the date of this filing. AGM pays a floating put premium to the trusts, which represents the difference between the commercial paper yield and the winning auction rate (plus all fees and expenses of the trust). If an auction does not attract sufficient clearing bids, however, the auction rate is subject to a maximum rate of one-month LIBOR plus 200 basis points for the next succeeding distribution period. Beginning in August 2007, the AGM committed capital securities required the maximum rate for each of the relevant trusts. AGM continues to have the ability to exercise its put option and cause the related trusts to purchase AGM Preferred Stock.

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

Fixed Maturity Securities and Short-Term Investments

The Company’s fixed maturity securities and short-term investments had a duration of 4.9 years as of June 30, 2013 and 4.3 years as of December 31, 2012. Generally, the Company’s fixed maturity securities are designated as available-for-sale. Fixed maturity securities designated as available for sale are reported at their fair value, and the change in fair value is reported as part of AOCI except for the credit component of the unrealized loss for securities deemed to be OTTI. If management believes the decline in fair value is “other-than-temporary,” the Company writes down the carrying value of the investment and records a realized loss in the consolidated statements of operations for an amount equal to the credit component of the unrealized loss.

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

Fixed Maturity Securities and Short Term Investments
by Security Type

	As of June 30, 2013		As of December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Fixed maturity securities:
U.S. government and agencies	$706	$741	$732	$794
Obligations of state and political subdivisions	5,101	5,334	5,153	5,631
Corporate securities	1,055	1,083	930	1,010
Mortgage-backed securities(1):
RMBS	1,172	1,127	1,281	1,266
CMBS	483	502	482	520
Asset-backed securities	459	483	482	531
Foreign government securities	291	294	286	304
Total fixed maturity securities	9,267	9,564	9,346	10,056
Short-term investments	943	943	817	817
Total fixed maturity and short-term investments	$10,210	$10,507	$10,163	$10,873
 ____________________

(1)	Government-agency obligations were approximately 55% of mortgage backed securities as of June 30, 2013 and 61% as of December 31, 2012, based on fair value.

The following tables summarize, for all fixed maturity securities in an unrealized loss position as of June 30, 2013 and December 31, 2012, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed Maturity Securities
Gross Unrealized Loss by Length of Time
As of June 30, 2013

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
U.S. government and agencies	$175	$(5)	$—	$—	$175	$(5)
Obligations of state and political subdivisions	629	(40)	—	—	629	(40)
Corporate securities	319	(14)	—	—	319	(14)
Mortgage-backed securities:
RMBS	427	(19)	143	(61)	570	(80)
CMBS	59	(3)	—	—	59	(3)
Asset-backed securities	54	(5)	10	(2)	64	(7)
Foreign government securities	155	(4)	—	—	155	(4)
Total	$1,818	$(90)	$153	$(63)	$1,971	$(153)
Number of securities		365		18		383
Number of securities with OTTI		6		8		14

Fixed Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2012

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
U.S. government and agencies	$62	$0	$—	$—	$62	$0
Obligations of state and political subdivisions	79	(11)	—	—	79	(11)
Corporate securities	25	0	—	—	25	$0
Mortgage-backed securities:					—	—
RMBS	108	(19)	121	(58)	229	(77)
CMBS	5	0	—	—	5	0
Asset-backed securities	16	0	35	(10)	51	(10)
Foreign government securities	8	0	—	—	8	0
Total	$303	$(30)	$156	$(68)	$459	$(98)
Number of securities		58		16		74
Number of securities with OTTI		5		6		11

Of the securities in an unrealized loss position for 12 months or more as of June 30, 2013, ten securities had an unrealized loss greater than 10% of book value. The total unrealized loss for these securities as of June 30, 2013 was $63 million. The Company has determined that the unrealized losses recorded as of June 30, 2013 are yield related and not the result of other-than-temporary impairments.

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

Distribution of Fixed Maturity Securities by Contractual Maturity
As of June 30, 2013

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$260	$264
Due after one year through five years	1,477	1,539
Due after five years through 10 years	2,346	2,446
Due after 10 years	3,529	3,686
Mortgage-backed securities:
RMBS	1,172	1,127
CMBS	483	502
Total	$9,267	$9,564

The following table summarizes the ratings distributions of the Company’s investment portfolio as of June 30, 2013 and December 31, 2012. Ratings reflect the lower of the Moody’s and S&P classifications, except for bonds purchased for loss mitigation or risk management strategies, which use Assured Guaranty’s internal ratings classifications.

Distribution of Fixed Maturity Securities by Rating

Rating	As of June 30, 2013	As of December 31, 2012
AAA	13.9%	18.5%
AA	61.6	61.3
A	17.4	14.3
BBB	0.9	0.4
BIG(1)	6.2	5.5
Total	100.0%	100.0%
____________________

(1)
Includes securities purchased or obtained as part of loss mitigation or other risk management strategies of $1,205 million in par with carrying value of $592 million or 6.2% of fixed maturity securities as of June 30, 2013 and of $1,160 million in par with carrying value of $556 million or 5.5% of fixed maturity securities as of December 31, 2012.

The following table presents the fair value of securities with third-party guaranties.

Summary of Investments with Third-Party Guarantors (1)
at Fair Value

Guarantor	As of June 30, 2013
(in millions)
National Public Finance Guarantee Corporation	$557
Ambac	479
CIFG	20
Berkshire Hathaway Assurance Corporation	5
Syncora Guarantee Inc.	3
Total	$1,064
___________________

(1)	99% of these securities had investment grade ratings based on the lower of Moody’s and S&P.

Short-term investments include securities with maturity dates equal to or less than one year at the time of purchase. The Company’s short-term investments consist of money market funds, discount notes and certain time deposits for foreign cash portfolios. Short-term investments are reported at fair value.

In connection with its assumed business, under agreements with its ceding companies and in accordance with statutory requirements, the Company maintains fixed maturity securities in trust accounts for the benefit of the ceding companies, which amounted to $359 million and $368 million as of June 30, 2013 and December 31, 2012, respectively. In addition, to fulfill state licensing requirements the Company has placed on deposit eligible securities of $22 million and $27 million as of June 30, 2013 and December 31, 2012, respectively, for the protection of the policyholders. To provide collateral for a letter of credit, the Company holds a fixed maturity investment in a segregated account equal to 120% of the letter of credit, which amounted to $3.5 million as of June 30, 2013 and December 31, 2012.

Under certain derivative contracts, the Company is required to post eligible securities as collateral. The need to post collateral under these transactions is generally based on mark-to-market valuations in excess of contractual thresholds. The fair market value of the Company’s pledged securities totaled $680 million and $660 million as of June 30, 2013 and December 31, 2012, respectively. See Note 8, Financial Guaranty Contracts Accounted for as Credit Derivatives, of the Financial Statements, for the effect of the downgrade on collateral posted.

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

Investment in Portfolio Funding Company LLC I

In the third quarter of 2010, as part of loss mitigation efforts under a CDS contract, the Company acquired a 50% interest in Portfolio Funding Company LLC I (“PFC”). PFC owns the distribution rights of a motion picture film library. The Company accounts for its interest in PFC as an equity investment. The Company’s equity earnings in PFC are included in net change in fair value of credit derivatives, as any proceeds from the investment are used to offset the Company’s payments under its CDS contract. During Six Months 2013 and Six Months 2012, the Company received $9 million and $49 million, respectively, in payments of notes receivable from PFC. The Company and the CDS counterparty mutually agreed to terminate the CDS on April 25, 2013.

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

The GIC Business

AGM continues to have exposure to the GIC business formerly conducted by AGMH through its non-insurance subsidiaries (the “GIC Issuers”) FSA Capital Management Services LLC, FSA Capital Markets Services LLC and FSA Capital Markets Services (Caymans) Ltd. Prior to the completion of the AGMH Acquisition, AGMH sold its ownership interest in the GIC Issuers and FSA Asset Management LLC (“FSAM”) to Dexia Holdings. Even though AGMH no longer owns the GIC Issuers or FSAM, AGM's guarantees of the GICs remain in place, and must remain in place until each GIC is terminated.

Through a series of transactions and intercompany financing arrangements put in place substantially contemporaneously with the AGMH Acquisition, AGM has sought to mitigate its exposure to the GICs. The key forms of protection consist of guarantees, committed financing arrangements, and collateralized put contracts entered into by Dexia Holdings and certain related and formerly-related entities. The nature and scope of those arrangements is more fully described in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's Form 10‑K for the year ended December 31, 2012 and its Form 10-Q for the quarter ended March 31, 2013.

In the most recent quarter, no substantive modifications were made to those arrangements, and accordingly AGM's risks in its exposure to the GICs remains the same. The overall exposure has declined as a result of terminations and amortization of GICs. As of June 30, 2013, the aggregate accreted GIC balance was approximately $2.9 billion. As of the same date and with respect to the FSAM assets that are covered by the primary put contract, the aggregate accreted principal was approximately $4.4 billion, the aggregate market value was approximately $4.2 billion and the aggregate market value after agreed reductions was approximately $3.2 billion. Cash and net derivative value constituted another $0.4 billion of assets. Accordingly, as of June 30, 2013, the aggregate fair value (after agreed reductions) of the assets supporting the GIC business exceeded the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business. Therefore, no posting of collateral was required under the credit support annex applicable to the primary put contract. Under the terms of that credit support annex, the collateral posting is recalculated on a weekly basis according to the formula set forth in the credit support annex, and a collateral posting is required whenever the collateralization levels tested by the formula are not satisfied, subject to a threshold of $5 million.

Despite the execution of the transaction referred to above, and the significant portion of FSAM assets comprised of highly liquid securities backed by the full faith and credit of the United States, AGM remains subject to the risk that Dexia may not make payments or securities available (i) on a timely basis, which is referred to as “liquidity risk,” or (ii) at all, which is referred to as “credit risk,” because of the risk of default. Even if Dexia has sufficient assets to pay all amounts when due, concerns regarding Dexia's financial condition or willingness to comply with their obligations could cause one or more rating agencies to view negatively the ability or willingness of Dexia and its affiliates to perform under their various agreements and could negatively affect AGM's ratings.

If Dexia or its affiliates do not fulfill the contractual obligations, the GIC issuers may not have the financial ability to pay upon the withdrawal of GIC funds or post collateral or make other payments in respect of the GICs, thereby resulting in claims upon the AGM financial guaranty insurance policies. If AGM is required to pay a claim due to a failure of the GIC issuers to pay amounts in respect of the GICs, AGM is subject to the risk that the GICs will not be paid from funds received from Dexia before it is required to make payment under its financial guaranty policies or that it will not receive the guaranty payment at all.

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

The Leveraged Lease Business

Under the Strip Coverage Facility entered into in connection with the AGMH Acquisition, Dexia Credit Local (NY) agreed to make loans to AGM to finance all draws made by lessors on certain AGM strip policies issued in connection with the leveraged lease business. AGM may request advances under the Strip Coverage Facility without any explicit limit on the number of loan requests, provided that the aggregate principal amount of loans outstanding as of any date may not initially exceed the commitment amount. The leveraged lease business, the AGM strip policies and the Strip Coverage Facility are described further under “Commitments and Contingencies—Recourse Credit Facilities—2009 Strip Coverage Facility” under this Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2013. Based on their evaluation as of June 30, 2013 covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal controls over financial reporting during the Company’s quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 and in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013. Material developments to such proceedings during the three months ended June 30, 2013 are described below and in the "Recovery Litigation—RMBS Transactions," section of Note 5, Expected Loss to be Paid, of the Financial Statements.

In August 2008, a number of financial institutions and other parties, including AGM and other bond insurers, were named as defendants in a civil action brought in the circuit court of Jefferson County, Alabama relating to the County's problems meeting its sewer debt obligations: Charles E. Wilson vs. JPMorgan Chase & Co et al (filed the Circuit Court of Jefferson County, Alabama), Case No. 01-CV-2008-901907.00, a putative class action. The action was brought on behalf of rate payers, tax payers and citizens residing in Jefferson County, and alleges conspiracy and fraud in connection with the issuance of the County's debt. The complaint in this lawsuit seeks equitable relief, unspecified monetary damages, interest, attorneys' fees and other costs. On January, 13, 2011, the circuit court issued an order denying a motion by the bond insurers and other defendants to dismiss the action. Defendants, including the bond insurers, have petitioned the Alabama Supreme Court for a writ of mandamus to the circuit court vacating such order and directing the dismissal with prejudice of plaintiffs’ claims for lack of standing. Currently, the litigation is stayed pending confirmation of Jefferson County's plan of adjustment or further court orders. In July 2013, Jefferson County filed its Chapter 9 plan of adjustment, disclosure statement, and motions to approve the disclosure statement and solicitation procedures with the bankruptcy court and in August 2103, the bankruptcy court approved Jefferson County's disclosure statement and related solicitation procedures. The Company cannot reasonably estimate the possible loss or range of loss, if any, that may arise from this lawsuit.

Beginning in July 2008, AGM and various other financial guarantors were named in complaints filed in the Superior Court for the State of California, City and County of San Francisco by a number of plaintiffs. Subsequently, plaintiffs' counsel filed amended complaints against AGM and AGC and added additional plaintiffs. These complaints alleged that the financial guaranty insurer defendants (i) participated in a conspiracy in violation of California's antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and created market demand for municipal bond insurance, (ii) participated in risky financial transactions in other lines of business that damaged each insurer's financial condition (thereby undermining the value of each of their guaranties), and (iii) failed to adequately disclose the impact of those transactions on their financial condition. In addition to their antitrust claims, various plaintiffs asserted claims for breach of the covenant of good faith and fair dealing, fraud, unjust enrichment, negligence, and negligent misrepresentation. At hearings held in July and October 2011 relating to AGM, AGC and the other defendants' demurrer, the court overruled the demurrer on the following claims: breach of contract, violation of California's antitrust statute and of its unfair business practices law, and fraud. The remaining claims were dismissed. On December 2, 2011, AGM, AGC and the other bond insurer defendants filed an anti-SLAPP ("Strategic Lawsuit Against Public Participation") motion to strike the complaints under California's Code of Civil Procedure. On July 9, 2013, the court entered its order denying in part and granting in part the bond insurers' motion to strike. As a result of the order, the causes of action that remain against AGM and AGC are: claims of breach of contract and fraud, brought by the City of San Jose, the City of Stockton, East Bay Municipal Utility District and Sacramento Suburban Water District, relating to the failure to disclose the impact of risky financial transactions on their financial condition; and a claim of breach of the unfair business practices law brought by The Jewish Community Center of San Francisco. The complaints generally seek unspecified monetary damages, interest, attorneys' fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss, if any, that may arise from these lawsuits.

ITEM 1A.	RISK FACTORS

Refer to “Risk Factors" under Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to the risk factors disclosed in such Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during Second Quarter 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program(2)
April 1 - April 30	2,895,035	$20.00	2,895,035	$102,947,913
May 1 - May 31	1,679,928	$22.31	1,679,928	$180,467,734
June 1 - June 30	5,000,000	$21.94	5,000,000	$70,767,734
Total	9,574,963	$21.42	9,574,963
____________________

(1)
On January 18, 2013, the Company's Board of Directors authorized a $200 million share repurchase program. On May 8, 2013, the Company's Board of Directors authorized an additional $115 million of repurchases of the Company’s common shares, bringing the total authorization in 2013 to $315 million.

(2)	Excludes commissions.

ITEM 6.	EXHIBITS.

See Exhibit Index for a list of exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURED GUARANTY LTD. (Registrant)

Dated August 9, 2013	By:	/s/ ROBERT A. BAILENSON

Robert A. Bailenson Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1
Share Purchase Agreement, dated May 31, 2013, among Assured Guaranty Ltd., WLR Recovery Fund IV, L.P., WLR Recovery Funds III, L.P., WLR AGO Co-Invest, L.P., WLR/GS Master Co-Investments, L.P., WLR IV Parallel ESC, L.P and Wilbur L. Ross, Jr. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 3, 2013)

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
101.1
The following financial information from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the Three and Six Months ended June 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months ended June 30, 2013 and 2012 (iv) Consolidated Statement of Shareholders’ Equity for the Six Months ended June 30, 2013; (v) Consolidated Statements of Cash Flows for the Six Months ended June 30, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.