Form 10-Q
period 2013-11-12
ASSURED GUARANTY LTD
filed 2013-11-12
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
The number of registrant’s Common Shares ($0.01 par value) outstanding as of November 1, 2013 was 181,968,895 (includes 48,273 unvested restricted shares).

ASSURED GUARANTY LTD.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Assured Guaranty Ltd.

Consolidated Balance Sheets (unaudited)

(dollars in millions except per share and share amounts)

	As of September 30, 2013	As of December 31, 2012
Assets
Investment portfolio:
Fixed maturity securities, available-for-sale, at fair value (amortized cost of $9,587 and $9,346)	$9,873	$10,056
Short term investments, at fair value	761	817
Other invested assets	126	212
Total investment portfolio	10,760	11,085
Cash	106	138
Premiums receivable, net of ceding commissions payable	906	1,005
Ceded unearned premium reserve	480	561
Deferred acquisition costs	125	116
Reinsurance recoverable on unpaid losses	59	58
Salvage and subrogation recoverable	275	456
Credit derivative assets	106	141
Deferred tax asset, net	767	721
Financial guaranty variable interest entities’ assets, at fair value	2,515	2,688
Other assets	255	273
Total assets	$16,354	$17,242
Liabilities and shareholders’ equity
Unearned premium reserve	$4,676	$5,207
Loss and loss adjustment expense reserve	601	601
Reinsurance balances payable, net	160	219
Long-term debt	819	836
Credit derivative liabilities	2,027	1,934
Financial guaranty variable interest entities’ liabilities with recourse, at fair value	1,828	2,090
Financial guaranty variable interest entities’ liabilities without recourse, at fair value	1,047	1,051
Other liabilities	362	310
Total liabilities	11,520	12,248
Commitments and contingencies (See Note 14)
Common stock ($0.01 par value, 500,000,000 shares authorized; 182,208,465 and 194,003,297 shares issued and outstanding)	2	2
Additional paid-in capital	2,471	2,724
Retained earnings	2,151	1,749
Accumulated other comprehensive income, net of tax of $85 and $198	206	515
Deferred equity compensation (320,193 and 320,193 shares)	4	4
Total shareholders’ equity	4,834	4,994
Total liabilities and shareholders’ equity	$16,354	$17,242

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Operations (unaudited)

(dollars in millions except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Net earned premiums	$159	$222	$570	$635
Net investment income	99	102	286	301
Net realized investment gains (losses):
Other-than-temporary impairment losses	(3)	(4)	(20)	(41)
Less: portion of other-than-temporary impairment loss recognized in other comprehensive income	5	0	0	(30)
Other net realized investment gains (losses)	1	6	43	11
Net realized investment gains (losses)	(7)	2	23	0
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	24	2	(44)	(78)
Net unrealized gains (losses)	330	(38)	(120)	(388)
Net change in fair value of credit derivatives	354	(36)	(164)	(466)
Fair value gains (losses) on committed capital securities	9	(2)	(4)	(12)
Fair value gains (losses) on financial guaranty variable interest entities	40	34	253	161
Other income	16	16	(5)	112
Total revenues	670	338	959	731
Expenses
Loss and loss adjustment expenses	55	86	69	446
Amortization of deferred acquisition costs	4	4	8	14
Interest expense	21	21	63	71
Other operating expenses	54	48	166	163
Total expenses	134	159	306	694
Income (loss) before income taxes	536	179	653	37
Provision (benefit) for income taxes
Current	67	(9)	125	(9)
Deferred	85	46	69	10
Total provision (benefit) for income taxes	152	37	194	1
Net income (loss)	$384	$142	$459	$36

Earnings per share:
Basic	$2.10	$0.73	$2.44	$0.19
Diluted	$2.09	$0.73	$2.43	$0.19
Dividends per share	$0.10	$0.09	$0.30	$0.27

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Comprehensive Income (unaudited)

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$384	$142	$459	$36
Unrealized holding gains (losses) arising during the period on:
Investments with no other-than-temporary impairment, net of tax provision (benefit) of $(1), $34, $(99), and $61	(11)	95	(280)	169
Investments with other-than-temporary impairment, net of tax provision (benefit) of $(2), $4, $(17) and $(4)	(2)	5	(34)	(13)
Unrealized holding gains (losses) arising during the period, net of tax	(13)	100	(314)	156
Less: reclassification adjustment for gains (losses) included in net income (loss), net of tax provision (benefit) of $(2), $(1), $(4) and $(6)	(3)	—	(4)	(5)
Change in net unrealized gains on investments	(10)	100	(310)	161
Other, net of tax provision	7	1	1	2
Other comprehensive income (loss)	$(3)	$101	$(309)	$163
Comprehensive income (loss)	$381	$243	$150	$199

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statement of Shareholders’ Equity (unaudited)

For the Nine Months Ended September 30, 2013

(dollars in millions, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2012	194,003,297	$2	$2,724	$1,749	$515	$4	$4,994
Net income	—	—	—	459	—	—	459
Dividends ($0.30 per share)	—	—	—	(57)	—	—	(57)
Common stock repurchases	(12,221,621)	0	(259)	—	—	—	(259)
Share-based compensation and other	426,789	0	6	—	—	—	6
Other comprehensive loss	—	—	—	—	(309)	—	(309)
Balance at September 30, 2013	182,208,465	$2	$2,471	$2,151	$206	$4	$4,834

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Cash Flows (unaudited)

(in millions)

	Nine Months Ended September 30,
	2013	2012
Net cash flows provided by (used in) operating activities	$146	$(223)
Investing activities
Fixed maturity securities:
Purchases	(1,563)	(1,322)
Sales	812	683
Maturities	643	758
Net sales (purchases) of short-term investments	44	282
Net proceeds from paydowns on financial guaranty variable interest entities’ assets	553	407
Acquisition of Municipal Assurance Corp., net of cash acquired	—	(91)
Other	81	85
Net cash flows provided by (used in) investing activities	570	802
Financing activities
Proceeds from issuance of common stock	—	173
Dividends paid	(57)	(51)
Repurchases of common stock	(259)	(24)
Share activity under option and incentive plans	—	(3)
Net paydowns of financial guaranty variable interest entities’ liabilities	(409)	(553)
Repayment of long-term debt	(22)	(204)
Net cash flows provided by (used in) financing activities	(747)	(662)
Effect of exchange rate changes	(1)	1
Increase (decrease) in cash	(32)	(82)
Cash at beginning of period	138	215
Cash at end of period	$106	$133
Supplemental cash flow information
Cash paid (received) during the period for:
Income taxes	$81	$(11)
Interest	$47	$56
The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (unaudited)

September 30, 2013

1.	Business and Basis of Presentation

Business

Assured Guaranty Ltd. (“AGL” and, together with its subsidiaries, “Assured Guaranty” or the “Company”) is a Bermuda-based holding company that provides, through its operating subsidiaries, credit protection products to the United States (“U.S.”) and international public finance (including infrastructure) and structured finance markets. The Company applies its credit underwriting judgment, risk management skills and capital markets experience to offer insurance that protects holders of debt instruments and other monetary obligations from defaults in scheduled payments, including scheduled interest and principal payments. The Company markets its credit protection products directly to issuers and underwriters of public finance and structured finance securities as well as to investors in such obligations. The Company guarantees obligations issued principally in the United States and the United Kingdom ("U.K."). The Company also guarantees obligations issued in other countries and regions, including Australia and Western Europe.

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

In the past, the Company had sold credit protection by issuing policies that guaranteed payment obligations under credit derivatives. Financial guaranty contracts accounted for as credit derivatives are generally structured such that the circumstances giving rise to the Company’s obligation to make loss payments are similar to those for financial guaranty insurance contracts; the Company's credit derivatives are primarily comprised of credit default swaps (“CDS”). The Company’s credit derivative transactions are governed by International Swaps and Derivative Association, Inc. (“ISDA”) documentation. The Company has not entered into any new CDS in order to sell credit protection since the beginning of 2009, when regulatory guidelines were issued that limited the terms under which such protection could be sold. The capital and margin requirements applicable under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) also contributed to the decision of the Company not to enter into such new CDS in the foreseeable future. The Company actively pursues opportunities to terminate existing CDS, which have the effect of reducing future fair value volatility in income and/or reducing rating agency capital charges.

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and, in the opinion of management, reflect all adjustments that are of a normal recurring nature, necessary for a fair statement of the financial condition, results of operations and cash flows of the Company and its consolidated financial guaranty variable interest entities (“FG VIEs”) for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited interim consolidated financial statements are as of September 30, 2013 and cover the three-month period ended September 30, 2013 ("Third Quarter 2013") and the three-month period ended September 30, 2012 ("Third Quarter 2012"), the nine-month period ended September 30, 2013 ("Nine Months 2013") and the nine-month period ended September 30, 2012 ("Nine Months 2012"). Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. The year-end balance sheet data was derived from audited financial statements.

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

As of the date of this filing, the Company's principal insurance company subsidiaries are:

•	Assured Guaranty Municipal Corp. ("AGM"), domiciled in New York;

•	Assured Guaranty Corp. ("AGC"), domiciled in Maryland;

•	Municipal Assurance Corp. ("MAC"), domiciled in New York;

•	Assured Guaranty (Europe) Ltd., organized in the United Kingdom; and

•	Assured Guaranty Re Ltd. (“AG Re”), domiciled in Bermuda.

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

In the last several years, Standard & Poor’s Ratings Services (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”) have downgraded the financial strength ratings of the Company's insurance subsidiaries that they rated at the time of such downgrades. The latest downgrade took place on January 17, 2013, when Moody’s downgraded the financial strength ratings of the Company's insurance subsidiaries, including AGM to A2 from Aa3, AGC to A3 from Aa3, and AG Re to Baa1 from A1. In the same rating action, Moody's also downgraded the senior unsecured debt ratings of AGUS and AGMH to Baa2 from A3. While the outlook for the ratings from S&P and Moody's is now stable, there can be no assurance that S&P and Moody's will not take further action on the Company’s ratings. For a discussion of the effect of rating actions on the Company, see the following:

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

Significant Transactions

•
On November 11, 2013, the Company's share repurchase authorization of $400 million replaced the prior authorization. The Company expects the repurchases to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including availability of funds at the holding companies, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. It does not have an expiration date. Through November 11, 2013, under the Company’s prior $315 million share repurchase authorization, the Company had repurchased a total of 12.5 million common shares for approximately $264 million at an average price of $21.12 per share. This included 5.0 million common shares purchased on June 5, 2013 from funds associated with WL Ross & Co. LLC and its affiliates (collectively, the “WLR Funds”) and Wilbur L. Ross, Jr., a director of the Company, for $109.7 million. This share purchase reduced the WLR Funds’ and Mr. Ross’s ownership of AGL's common shares to approximately 14.9 million common shares, or to approximately 8% of its total common shares outstanding, from approximately 10.5% of such outstanding common shares.

•
On October 10, 2013, the Company and Deutsche Bank AG terminated one below investment grade transaction under which the Company had provided credit protection to Deutsche Bank through a credit default swap. The transaction had a net par outstanding of $294 million at the time of termination.

•
In August 2013, AGC entered into a settlement agreement with a provider of representations and warranties ("R&W") that resolved AGC’s claims relating to specified residential mortgage-backed securities ("RMBS") transactions that AGC had insured, and AGM entered into a settlement agreement with a servicer of certain RMBS transactions that AGM had insured.

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

•
On May 6, 2013, the Company entered into an agreement with UBS Real Estate Securities Inc. and affiliates ("UBS") and a third party resolving the Company’s claims and liabilities related to specified RMBS transactions that were issued, underwritten or sponsored by UBS and insured by AGM or AGC under financial guaranty insurance policies.

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

In Third Quarter 2013, the Company changed the manner in which it presents par outstanding and Debt Service in two ways. First, the Company had included securities purchased for loss mitigation purposes both in its invested assets portfolio and its financial guaranty insured portfolio. Beginning with Third Quarter 2013, the Company excluded such loss mitigation securities from its disclosure about its financial guaranty insured portfolio (unless otherwise indicated) because it manages such securities as investments and not insurance exposure; it has taken this approach as of both September 30, 2013 and December 31, 2012. This reduced its below investment grade net par as of September 30, 2013 by $1,211 million from what it would have been without the change. Second, the Company refined its approach to its internal credit ratings and surveillance categories. Please refer to "Refinement of Approach to Internal Credit Ratings and Surveillance Categories" below for additional information.

Debt Service Outstanding

	Gross Debt Service Outstanding		Net Debt Service Outstanding
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	(in millions)
Public finance	$665,855	$722,478	$624,425	$677,285
Structured finance	91,723	110,620	85,218	103,071
Total financial guaranty	$757,578	$833,098	$709,643	$780,356

In addition to the amounts shown in the table above, the Company’s net mortgage guaranty insurance in force was approximately $150 million as of September 30, 2013. The net mortgage guaranty insurance in force constitutes assumed excess of loss business written between 2004 and 2006 and comprises $142 million covering loans originated in Ireland and $8 million covering loans originated in the U.K.

Financial Guaranty Portfolio by Internal Rating
As of September 30, 2013

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category (1)	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$4,169	1.2%	$1,711	4.9%	$34,924	55.8%	$10,125	69.0%	$50,929	10.8%
AA	112,319	31.1	488	1.4	9,438	15.1	590	4.0	122,835	25.9
A	197,403	54.6	9,358	26.8	2,587	4.1	797	5.5	210,145	44.4
BBB	42,684	11.8	21,729	62.2	4,329	6.9	2,162	14.7	70,904	15.0
Below-investment-grade (“BIG”)	4,628	1.3%	1,626	4.7	11,306	18.1	997	6.8	18,557	3.9
Total net par outstanding (excluding loss mitigation bonds)	$361,203	100.0%	$34,912	100.0%	$62,584	100.0%	$14,671	100.0%	$473,370	100.0%
Loss Mitigation Bonds	34		—		1,263		—		1,297
Net Par Outstanding (including loss mitigation bonds)	$361,237		$34,912		$63,847		$14,671		$474,667

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2012

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category (1)	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$4,502	1.2%	$1,706	4.5%	$42,187	56.6%	$13,169	70.2%	$61,564	11.9%
AA	124,525	32.1	875	2.3	9,543	12.8	722	3.9	135,665	26.1
A	210,124	54.1	9,781	26.1	4,670	6.3	1,409	7.5	225,984	43.6
BBB	44,213	11.4	22,885	61.0	3,737	5.0	2,427	12.9	73,262	14.1
BIG	4,565	1.2	2,293	6.1	14,398	19.3	1,041	5.5	22,297	4.3
Total net par outstanding (excluding loss mitigation bonds)	$387,929	100.0%	$37,540	100.0%	$74,535	100.0%	$18,768	100.0%	$518,772	100.0%
Loss Mitigation Bonds	38		—		1,083		—		1,121
Net Par Outstanding (including loss mitigation bonds)	$387,967		$37,540		$75,618		$18,768		$519,893
____________________

(1)
In Third Quarter 2013, the Company adjusted its approach to assigning internal ratings. See "Refinement of Approach to Internal Credit Ratings and Surveillance Categories" below. This approach is reflected in the "Financial Guaranty Portfolio by Internal Rating" tables as of both September 30, 2013 and December 31, 2012.

In accordance with the terms of certain credit derivative contracts, the referenced obligations in such contracts have been delivered to the Company, and they therefore are included in the investment portfolio. Such amounts are still included in the financial guaranty insured portfolio, and totaled $218 million and $220 million in gross par outstanding as of September 30, 2013 and December 31, 2012, respectively.

In addition to amounts shown in the tables above, the Company had outstanding commitments to provide guaranties of $0.6 billion for structured finance and $0.8 billion for public finance obligations at September 30, 2013. The structured finance commitments include the unfunded component of pooled corporate and other transactions. Public finance commitments typically relate to primary and secondary public finance debt issuances. The expiration dates for the public finance commitments range between October 1, 2013 and February 25, 2017, with $0.4 billion expiring prior to December 31, 2013. The commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Surveillance Categories

The Company segregates its insured portfolio into investment grade and BIG surveillance categories to facilitate the appropriate allocation of resources to monitoring and loss mitigation efforts and to aid in establishing the appropriate cycle for periodic review for each exposure. BIG exposures include all exposures with internal credit ratings below BBB-. The Company’s internal credit ratings are based on internal assessments of the likelihood of default and loss severity in the event of default. Internal credit ratings are expressed on a ratings scale similar to that used by the rating agencies and are generally reflective of an approach similar to that employed by the rating agencies, except that, beginning this quarter, the Company's internal credit ratings focus on future performance, rather than lifetime performance. See "Refinement of Approach to Internal Credit Ratings and Surveillance Categories" below.

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

Credits identified as BIG are subjected to further review to determine the probability of a loss (see Note 5, Expected Loss to be Paid). Surveillance personnel then assign each BIG transaction to the appropriate BIG surveillance category based upon whether a future loss is expected and whether a claim has been paid. The Company expects “future losses” on a transaction when the Company believes there is at least a 50% chance that, on a present value basis, it will pay more claims over the future of that transaction than it will have reimbursed. For surveillance purposes, the Company calculates present value using a constant discount rate of 5%. (A risk-free rate is used for recording of reserves for financial statement purposes.)

More extensive monitoring and intervention is employed for all BIG surveillance categories, with internal credit ratings reviewed quarterly. In Third Quarter 2013, the Company refined the definitions of its BIG surveillance categories to be consistent with its new approach to assigning internal credit ratings. See "Refinement of Approach to Internal Credit Ratings and Surveillance Categories". The three BIG categories are:

•	BIG Category 1: Below-investment-grade transactions showing sufficient deterioration to make future losses possible, but for which none are currently expected.

•
BIG Category 2: Below-investment-grade transactions for which future losses are expected but for which no claims (other than liquidity claims which is a claim that the Company expects to be reimbursed within one year) have yet been paid.

•	BIG Category 3: Below-investment-grade transactions for which future losses are expected and on which claims (other than liquidity claims) have been paid.

Refinement of Approach to Internal Credit Ratings and Surveillance Categories

Typically, when an issuer of a debt security has defaulted on a payment and has not made up that missed payment, the debt security is considered by the rating agencies to be below-investment-grade regardless of its current credit condition. Similarly, the Company had previously considered those securities on which it has made an insurance claim payment that had not been reimbursed to be BIG regardless of their current credit condition.

Structured finance transactions often include mechanisms for reimbursing the Company for its insurance claim payments from assets underlying the transactions to the extent permitted by asset performance. With improvements beginning to occur in the performance of the assets underlying some of the structured finance securities the Company has insured, the Company is receiving reimbursements on some transactions on which it had paid claims in the past. As a result of these improvements, it now projects receiving reimbursements (rather than making claims) in the future on some of those transactions. Under the old approach, a transaction with a projected lifetime loss, no matter how strong on a prospective basis, was required to be rated BIG. During Third Quarter 2013, the Company revised its approach to internal credit ratings. Under its revised approach, a transaction may be rated investment grade if it (a) has turned generally cash-flow positive and (b) is projected to have net future reimbursements with sufficient cushion to warrant an investment grade rating, even if it is projected to have ending lifetime unreimbursed insurance claim payments. The new approach resulted in the upgrade to investment grade of four RMBS transactions with a net par of $264 million that would have been BIG under the previous approach at September 30, 2013 and of one RMBS transactions with a net par of $25 million at December 31, 2012.

The Company also applied its change in approach to internal credit ratings to the Surveillance BIG Category definitions. Previously the BIG Category definitions were based in large part on whether lifetime losses were projected. Under the new approach, the BIG Category definitions are based on whether future losses are projected. In addition to the upgrades out of BIG described above, the change in approach resulted in the migration of a number of risks within BIG Categories. The following table shows the BIG exposure as it would have been categorized under the previous approach and how it is categorized under the new approach:

Below-Investment-Grade
Net Par Outstanding
As of September 30, 2013

	Previous Approach	New Approach	Difference
	(in millions)
BIG 1	$7,032	$8,986	$1,954
BIG 2	4,805	4,805	—
BIG 3	6,984	4,766	(2,218)
Total	$18,821	$18,557	$(264)

Below-Investment-Grade
Net Par Outstanding
As of December 31, 2012

	Previous Approach	New Approach	Difference
	(in millions)
BIG 1	$9,254	$10,820	$1,566
BIG 2	4,617	4,617	—
BIG 3	8,451	6,860	(1,591)
Total	$22,322	$22,297	$(25)

Financial Guaranty Exposures
(Insurance and Credit Derivative Form)
As of September 30, 2013

	BIG Net Par Outstanding				Net Par	BIG Net Par as a % of Total Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding	Outstanding
			(in millions)
First lien U.S. RMBS:
Prime first lien	$75	$333	$9	$417	$561	0.1%
Alt-A first lien	913	1,454	434	2,801	3,993	0.6
Option ARM	68	353	211	632	1,014	0.2
Subprime	172	921	890	1,983	6,335	0.4
Second lien U.S. RMBS:
Closed end second lien	9	20	121	150	252	0.0
Home equity lines of credit (“HELOCs”)	1,461	22	472	1,955	2,365	0.4
Total U.S. RMBS	2,698	3,103	2,137	7,938	14,520	1.7
Trust preferred securities (“TruPS”)	941	136	919	1,996	5,164	0.4
Other structured finance	1,192	312	865	2,369	57,571	0.5
U.S. public finance	3,154	629	845	4,628	361,203	1.0
Non-U.S. public finance	1,001	625	—	1,626	34,912	0.3
Total	$8,986	$4,805	$4,766	$18,557	$473,370	3.9%

 Financial Guaranty Exposures
(Insurance and Credit Derivative Form)
As of December 31, 2012

	BIG Net Par Outstanding				Net Par	BIG Net Par as a % of Total Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding	Outstanding
			(in millions)
First lien U.S. RMBS:
Prime first lien	$28	$436	$11	$475	$641	0.1%
Alt-A first lien	753	1,962	739	3,454	4,469	0.7
Option ARM	333	392	317	1,042	1,450	0.2
Subprime (including net interest margin securities)	152	988	921	2,061	7,048	0.4
Second lien U.S. RMBS:
Closed end second lien	97	76	58	231	348	0.0
HELOCs	644	—	1,932	2,576	3,079	0.5
Total U.S. RMBS	2,007	3,854	3,978	9,839	17,035	1.9
TruPS	1,920	—	953	2,873	5,694	0.6
Other structured finance	1,310	263	1,154	2,727	70,574	0.5
U.S. public finance	3,290	500	775	4,565	387,929	0.9
Non-U.S. public finance	2,293	—	—	2,293	37,540	0.4
Total	$10,820	$4,617	$6,860	$22,297	$518,772	4.3%

Below-Investment-Grade Credits
By Category
As of September 30, 2013

	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$7,453	$1,533	$8,986	154	21	175
Category 2	2,537	2,268	4,805	76	25	101
Category 3	3,588	1,178	4,766	136	29	165
Total BIG	$13,578	$4,979	$18,557	366	75	441

 Below-Investment-Grade Credits
By Category
As of December 31, 2012

	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$7,929	$2,891	$10,820	163	33	196
Category 2	2,116	2,501	4,617	76	27	103
Category 3	5,543	1,317	6,860	131	29	160
Total BIG	$15,588	$6,709	$22,297	370	89	459
_____________________
(1)    Includes net par outstanding for FG VIEs.

(2)	A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making Debt Service payments.

Economic Exposure to the Selected European Countries

Several European countries continue to experience significant economic, fiscal and/or political strains such that the likelihood of default on obligations with a nexus to those countries may be higher than the Company anticipated when such factors did not exist. The European countries where it believes heightened uncertainties exist are: Greece, Hungary, Ireland, Italy, Portugal and Spain (the “Selected European Countries”). The Company is closely monitoring its exposures in Selected European Countries where it believes heightened uncertainties exist. Published reports have identified countries that may be experiencing reduced demand for their sovereign debt in the current environment. The Company selected these European countries based on these reports and its view that their credit fundamentals are deteriorating. The Company’s economic exposure to the Selected European Countries (based on par for financial guaranty contracts and notional amount for financial guaranty contracts accounted for as derivatives) is shown in the following table, net of ceded reinsurance.

Net Economic Exposure to Selected European Countries(1)
September 30, 2013

	Greece	Hungary (2)	Ireland	Italy	Portugal	Spain (2)	Total
	(in millions)
Sovereign and sub-sovereign exposure:
Public finance	$—	$—	$—	$1,020	$101	$271	$1,392
Infrastructure finance	—	417	24	85	96	171	793
Sub-total	—	417	24	1,105	197	442	2,185
Non-sovereign exposure:
Regulated utilities	—	—	—	229	—	—	229
RMBS	—	220	142	314	—	—	676
Commercial receivables	—	0	9	62	14	2	87
Pooled corporate	17	—	103	168	15	502	805
Sub-total	17	220	254	773	29	504	1,797
Total	$17	$637	$278	$1,878	$226	$946	$3,982
Total BIG	$—	$599	$7	$1	$113	$425	$1,145
 ____________________
(1)                             While the Company’s exposures are shown in U.S. dollars, the obligations the Company insures are in various currencies, including U.S. dollars, Euros and British pounds sterling. Included in the table above is $142 million of reinsurance assumed on a 2004 - 2006 pool of Irish residential mortgages that is part of the Company’s remaining legacy mortgage reinsurance business. One of the residential mortgage-backed securities included in the table above includes residential mortgages in both Italy and Germany, and only the portion of the transaction equal to the portion of the original mortgage pool in Italian mortgages is shown in the table.

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

The Company has included in the exposure tables above its indirect economic exposure to the Selected European Countries through policies it provides on (a) pooled corporate and (b) commercial receivables transactions. The Company considers economic exposure to a selected European Country to be indirect when the exposure relates to only a small portion of an insured transaction that otherwise is not related to a Selected European Country. In most instances, the trustees and/or servicers for such transactions provide reports that identify the domicile of the underlying obligors in the pool, although occasionally such information is not available to the Company. The Company has reviewed transactions through which it believes it may have indirect exposure to the Selected European Countries that is material to the transaction and included in the tables above the proportion of the insured par equal to the proportion of obligors so identified as being domiciled in a Selected European Country. The Company may also have indirect exposures to Selected European Countries in business assumed from unaffiliated monoline insurance companies. However, in the case of assumed business for indirect exposures, unaffiliated primary insurers generally do not provide such information to the Company.

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

Exposure to Puerto Rico

The Company insures general obligations of the Commonwealth of Puerto Rico and various obligations of its instrumentalities. In recent months, investors have expressed concern about Puerto Rico's high debt levels and weak economy. Of the net insured par related to Puerto Rico, $2.1 billion is supported principally by a pledge of the good faith, credit and taxing power of the Commonwealth or by Commonwealth lease rental payments or appropriations. Puerto Rico’s Constitution provides that public debt constitutes a first claim on available Commonwealth resources. Public debt includes general obligation bonds and notes of the Commonwealth and payments required to be made under its guarantees of bonds and notes issued by its public instrumentalities. Of the remaining exposures, a significant portion, $2.9 billion, is secured by dedicated revenues such as special taxes, toll collections and revenues from essential utilities. In aggregate, the Company insures $5.5 billion net par to Puerto Rico obligors.

Neither Puerto Rico nor its instrumentalities are eligible debtors under Chapter 9 of the U.S. bankruptcy code.

Puerto Rico credits insured by the Company are presently current on their debt service payments, and the Commonwealth has never defaulted on any of its debt payments. Further, 92% of the Company’s exposure is rated investment grade internally and by both Moody’s and S&P, while 8%, substantially all of the balance of the exposure, is rated no more than one-notch below investment grade.

The Company has reduced its aggregate net par exposure to Puerto Rico credits by approximately 17% since January 2010, and limited its insurance of new issues to transactions that refunded existing exposure, with a general focus on lowering interest rates.

Management believes recent measures announced by the new Governor of Puerto Rico and his administration in adopting its fiscal 2014 budget in June reflect a strong commitment to improve the financial stability of the Commonwealth and several of its key authorities. In addition, other actions -- including plans to increase the excise tax on petroleum products, signed into law in June 2013; a 60% average rate increase for the Puerto Rico Aqueduct and Sewer Authority, implemented in July 2013; adoption in April 2013 of substantive pension reform plans that have been upheld by Puerto Rico’s Supreme Court; and the government’s reduction in the use of deficit financing and responsiveness to capital markets -- demonstrate that officials of the Commonwealth are focused on making the necessary choices to help Puerto Rico operate within its financial resources and maintain its access to the capital markets, which is a critical source of funding for the Commonwealth.

The table below presents the Company’s exposure to Puerto Rico credits:

	Net Par Outstanding	Internal Rating
	(in millions)
Commonwealth of Puerto Rico	$1,885	BBB-
Puerto Rico Highways and Transportation Authority (Transportation revenue)	928	BBB-
Puerto Rico Electric Power Authority	860	BBB
Puerto Rico Municipal Finance Authority	450	BBB-
Puerto Rico Aqueduct and Sewer Authority	384	BB+
Puerto Rico Highways and Transportation Authority (Highway revenue)	303	BBB
Puerto Rico Sales Tax Financing Corporation	267	A
Puerto Rico Convention Center District Authority	185	BBB
Puerto Rico Public Buildings Authority	139	BBB-
Puerto Rico Public Finance Corporation	44	BB+
Government Development Bank for Puerto Rico	33	BBB-
Puerto Rico Infrastructure Financing Authority	18	BBB-
University of Puerto Rico	1	BBB-
Total	$5,497

4.	Financial Guaranty Insurance Premiums

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

Net Earned Premiums

	Third Quarter		Nine Months
	2013	2012	2013	2012
	(in millions)
Scheduled net earned premiums	$117	$144	$358	$441
Acceleration of premium earnings	40	73	199	178
Accretion of discount on net premiums receivable	2	4	12	15
Total financial guaranty insurance	159	221	569	634
Other	0	1	1	1
Total net earned premiums(1)	$159	$222	$570	$635
 ___________________

(1)	Excludes $14 million and $17 million for Third Quarter 2013 and 2012, respectively, and $47 million and $50 million for the Nine Months 2013 and 2012, respectively, related to consolidated FG VIEs.

Components of Unearned Premium Reserve

	As of September 30, 2013			As of December 31, 2012
	Gross	Ceded	Net(1)	Gross	Ceded	Net(1)
	(in millions)
Deferred premium revenue:
Financial guaranty	$4,787	$503	$4,284	$5,349	$586	$4,763
Other	6	—	6	7	—	7
Total deferred premium revenue	$4,793	$503	$4,290	$5,356	$586	$4,770
Contra-paid	(117)	(23)	(94)	(149)	(25)	(124)
Total	$4,676	$480	$4,196	$5,207	$561	$4,646
 ____________________

(1)	Excludes $197 million and $262 million of deferred premium revenue, and $64 million and $98 million of contra-paid related to FG VIEs as of September 30, 2013 and December 31, 2012, respectively.

Gross Premium Receivable, Net of Ceding Commissions Roll Forward

	Nine Months
	2013	2012
	(in millions)
Balance beginning of period	$1,005	$1,003
Premium written, net of ceding commissions	72	134
Premium payments received, net of ceding commissions	(167)	(225)
Adjustments:
Changes in the expected term of financial guaranty insurance contracts	(14)	12
Accretion of discount, net of ceding commissions	15	19
Foreign exchange translation	(7)	10
Consolidation of FG VIEs	—	(5)
Other adjustments	2	(4)
Balance, end of period (1)	$906	$944
____________________

(1)	Excludes $19 million and $30 million as of September 30, 2013 and September 30, 2012, respectively, related to consolidated FG VIEs.

Gains or losses due to foreign exchange rate changes relate to installment premium receivables denominated in currencies other than the U.S. dollar. Approximately 47%, 47% and 50% of installment premiums at September 30, 2013, December 31, 2012 and September 30, 2012, respectively, are denominated in currencies other than the U.S. dollar, primarily Euro and British Pound Sterling.

The timing and cumulative amount of actual collections may differ from expected collections in the tables below due to factors such as foreign exchange rate fluctuations, counterparty collectability issues, accelerations, commutations and changes in expected lives.

Expected Collections of Gross Premiums Receivable,
Net of Ceding Commissions (Undiscounted)

As of September 30, 2013
(in millions)
2013 (October 1 – December 31)	$40
2014	108
2015	92
2016	85
2017	78
2018-2022	313
2023-2027	191
2028-2032	132
After 2032	153
Total(1)	$1,192
 ____________________

(1)	Excludes expected cash collections on FG VIEs of $24 million.

Scheduled Net Earned Premiums
Financial Guaranty Insurance Contracts

As of September 30, 2013
(in millions)
2013 (October 1–December 31)	$112
2014	429
2015	375
2016	331
2017	296
2018 - 2022	1,149
2023 - 2027	734
2028 - 2032	443
After 2032	415
Total present value basis(1)	4,284
Discount	246
Total future value	$4,530
 ____________________

(1)	Excludes scheduled net earned premiums on consolidated FG VIEs of $197 million.

Selected Information for Policies Paid in Installments

	As of September 30, 2013	As of December 31, 2012
	(dollars in millions)
Premiums receivable, net of ceding commission payable	$906	$1,005
Gross deferred premium revenue	1,647	1,908
Weighted-average risk-free rate used to discount premiums	3.4%	3.5%
Weighted-average period of premiums receivable (in years)	9.5	9.6

5.	Expected Loss to be Paid

The following table presents a roll forward of the present value of net expected loss to be paid for all contracts, whether accounted for as insurance, credit derivatives or FG VIEs, by sector, after the benefit for net expected recoveries for contractual breaches of R&W. The Company used weighted average risk-free rates for U.S. dollar denominated obligations, which ranged from 0.0% to 4.36% as of September 30, 2013 and 0.0% to 3.28% as of December 31, 2012.

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward
Third Quarter 2013

	Net Expected Loss to be Paid as of June 30, 2013	Economic Loss Development	(Paid) Recovered Losses(1)	Net Expected Loss to be Paid as of September 30, 2013(2)
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$18	$3	$—	$21
Alt-A first lien	288	(85)	3	206
Option ARM	(20)	25	2	7
Subprime	274	38	(9)	303
Total first lien	560	(19)	(4)	537
Second lien:
Closed-end second lien	(14)	—	1	(13)
HELOCs	(97)	(42)	10	(129)
Total second lien	(111)	(42)	11	(142)
Total U.S. RMBS	449	(61)	7	395
TruPS	33	9	8	50
Other structured finance	158	(13)	(17)	128
U.S. public finance	71	44	68	183
Non-U.S public finance	66	(1)	(12)	53
Other	(3)	—	—	(3)
Total	$774	$(22)	$54	$806

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward
Third Quarter 2012

	Net Expected Loss to be Paid as of June 30, 2012	Economic Loss Development	(Paid) Recovered Losses(1)	Net Expected Loss to be Paid as of September 30, 2012
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$4	$1	$—	$5
Alt-A first lien	321	14	(24)	311
Option ARM	3	3	(96)	(90)
Subprime	236	13	(10)	239
Total first lien	564	31	(130)	465
Second lien:
Closed-end second lien	(29)	4	—	(25)
HELOCs	(64)	(13)	(30)	(107)
Total second lien	(93)	(9)	(30)	(132)
Total U.S. RMBS	471	22	(160)	333
TruPS	50	5	(2)	53
Other structured finance	320	(3)	(2)	315
U.S. public finance	59	7	(56)	10
Non-U.S public finance	302	33	(289)	46
Other	(4)	—	—	(4)
Total	$1,198	$64	$(509)	$753

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward
Nine Months 2013

	Net Expected Loss to be Paid as of December 31, 2012 (2)	Economic Loss Development	(Paid) Recovered Losses(1)	Net Expected Loss to be Paid as of September 30, 2013(2)
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$6	$16	$(1)	$21
Alt-A first lien	315	(83)	(26)	206
Option ARM	(131)	(92)	230	7
Subprime	242	86	(25)	303
Total first lien	432	(73)	178	537
Second lien:
Closed-end second lien	(39)	7	19	(13)
HELOCs	(111)	(76)	58	(129)
Total second lien	(150)	(69)	77	(142)
Total U.S. RMBS	282	(142)	255	395
TruPS	27	7	16	50
Other structured finance	312	(39)	(145)	128
U.S. public finance	7	138	38	183
Non-U.S public finance	52	13	(12)	53
Other	(3)	(10)	10	(3)
Total	$677	$(33)	$162	$806

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward
Nine Months 2012

	Net Expected Loss to be Paid as of December 31, 2011	Economic Loss Development	(Paid) Recovered Losses(1)	Net Expected Loss to be Paid as of September 30, 2012 (2)
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$2	$3	$—	$5
Alt-A first lien	295	27	(11)	311
Option ARM	210	12	(312)	(90)
Subprime	241	39	(41)	239
Total first lien	748	81	(364)	465
Second lien:
Closed-end second lien	(86)	—	61	(25)
HELOCs	(31)	9	(85)	(107)
Total second lien	(117)	9	(24)	(132)
Total U.S. RMBS	631	90	(388)	333
TruPS	64	(6)	(5)	53
Other structured finance	342	7	(34)	315
U.S. public finance	16	65	(71)	10
Non-U.S public finance	51	215	(220)	46
Other	2	(6)	—	(4)
Total	$1,106	$365	$(718)	$753
 ____________________

(1)
Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded in reinsurance recoverable on paid losses included in other assets.

(2)
Includes net expected loss adjustment expenses ("LAE") to be paid for mitigating claim liabilities of $34 million as of September 30, 2013 and $39 million as of December 31, 2012. The Company paid $12 million and $14 million in LAE for Third Quarter 2013 and 2012, respectively, and $41 million and $33 million in LAE for Nine Months 2013 and 2012, respectively.

Net Expected Recoveries from
Breaches of R&W Rollforward
Third Quarter 2013

	Future Net R&W Benefit as of June 30, 2013(2)	R&W Development and Accretion of Discount During Third Quarter 2013	R&W Recovered During Third Quarter 2013(1)	Future Net R&W Benefit as of September 30, 2013(2)
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$4	$(1)	$—	$3
Alt-A first lien	348	37	(16)	369
Option ARM	293	40	(80)	253
Subprime	108	7	—	115
Total first lien	753	83	(96)	740
Second lien:
Closed end second lien	102	1	(3)	100
HELOC	109	2	(56)	55
Total second lien	211	3	(59)	155
Total	$964	$86	$(155)	$895

Net Expected Recoveries from
Breaches of R&W Rollforward
Third Quarter 2012

	Future Net R&W Benefit as of June 30, 2012(2)	R&W Development and Accretion of Discount During Third Quarter 2012	R&W Recovered During Third Quarter 2012(1)	Future Net R&W Benefit as of September 30, 2012 (2)
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$4	$—	$—	$4
Alt-A first lien	387	—	(3)	384
Option ARM	711	(7)	(81)	623
Subprime	93	11	—	104
Total first lien	1,195	4	(84)	1,115
Second lien:
Closed end second lien	137	2	(3)	136
HELOC	122	6	(8)	120
Total second lien	259	8	(11)	256
Total	$1,454	$12	$(95)	$1,371
____________________

(1)	Gross amounts recovered were $159 million and $99 million for Third Quarter 2013 and 2012, respectively.

(2)	Includes excess spread that the Company will receive as salvage as a result of a settlement agreement with an R&W provider.

Net Expected Recoveries from
Breaches of R&W Rollforward
Nine Months 2013

	Future Net R&W Benefit as of December 31, 2012	R&W Development and Accretion of Discount During 2013	R&W Recovered During 2013(1)	Future Net R&W Benefit as of September 30, 2013(2)
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$4	$(1)	$—	$3
Alt-A first lien	378	24	(33)	369
Option ARM	591	206	(544)	253
Subprime	109	6	—	115
Total first lien	1,082	235	(577)	740
Second lien:
Closed end second lien	138	(11)	(27)	100
HELOC	150	70	(165)	55
Total second lien	288	59	(192)	155
Total	$1,370	$294	$(769)	$895

Net Expected Recoveries from
Breaches of R&W Rollforward
Nine Months 2012

	Future Net R&W Benefit as of December 31, 2011	R&W Development and Accretion of Discount During 2012	R&W Recovered During 2012(1)	Future Net R&W Benefit as of September 30, 2012(2)
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$3	$1	$—	$4
Alt-A first lien	407	44	(67)	384
Option ARM	725	55	(157)	623
Subprime	101	3	—	104
Total first lien	1,236	103	(224)	1,115
Second lien:
Closed end second lien	224	—	(88)	136
HELOC	190	6	(76)	120
Total second lien	414	6	(164)	256
Total	$1,650	$109	$(388)	$1,371
____________________

(1)	Gross amounts recovered were $794 million and $410 million for Nine Months 2013 and 2012, respectively.

(2)	Includes excess spread that the Company will receive as salvage as a result of a settlement agreement with an R&W provider.

The following tables present the present value of net expected loss to be paid for all contracts by accounting model, by sector and after the benefit for estimated and contractual recoveries for breaches of R&W.

Net Expected Loss to be Paid
By Accounting Model
As of September 30, 2013

	Financial Guaranty Insurance	FG VIEs(1)	Credit Derivatives	Total
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$3	$—	$18	$21
Alt-A first lien	90	29	87	206
Option ARM	(14)	11	10	7
Subprime	144	73	86	303
Total first lien	223	113	201	537
Second lien:
Closed-end second lien	(36)	25	(2)	(13)
HELOCs	(43)	(86)	—	(129)
Total second lien	(79)	(61)	(2)	(142)
Total U.S. RMBS	144	52	199	395
TruPS	4	—	46	50
Other structured finance	170	—	(42)	128
U.S. public finance	183	—	—	183
Non-U.S. public finance	51	—	2	53
Subtotal	$552	$52	$205	809
Other				(3)
Total				$806

Net Expected Loss to be Paid
By Accounting Model
As of December 31, 2012

	Financial Guaranty Insurance	FG VIEs(1)	Credit Derivatives	Total
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$4	$—	$2	$6
Alt-A first lien	164	27	124	315
Option ARM	(114)	(37)	20	(131)
Subprime	118	50	74	242
Total first lien	172	40	220	432
Second lien:
Closed-end second lien	(60)	31	(10)	(39)
HELOCs	56	(167)	—	(111)
Total second lien	(4)	(136)	(10)	(150)
Total U.S. RMBS	168	(96)	210	282
TruPS	1	—	26	27
Other structured finance	224	—	88	312
U.S. public finance	7	—	—	7
Non-U.S. public finance	51	—	1	52
Subtotal	$451	$(96)	$325	680
Other				(3)
Total				$677
___________________
(1)    Refer to Note 9, Consolidation of Variable Interest Entities.

The following tables present the net economic loss development for all contracts by accounting model, by sector and after the benefit for estimated and contractual recoveries for breaches of R&W.

Net Economic Loss Development
By Accounting Model
Third Quarter 2013

	Financial Guaranty Insurance	FG VIEs(1)	Credit Derivatives(2)	Total
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$—	$—	$3	$3
Alt-A first lien	(53)	3	(35)	(85)
Option ARM	20	1	4	25
Subprime	25	5	8	38
Total first lien	(8)	9	(20)	(19)
Second lien:
Closed-end second lien	2	(3)	1	—
HELOCs	(49)	8	(1)	(42)
Total second lien	(47)	5	—	(42)
Total U.S. RMBS	(55)	14	(20)	(61)
TruPS	1	—	8	9
Other structured finance	(13)	—	—	(13)
U.S. public finance	43	—	1	44
Non-U.S. public finance	(1)	—	—	(1)
Subtotal	$(25)	$14	$(11)	(22)
Other				—
Total				$(22)

Net Economic Loss Development
By Accounting Model
Third Quarter 2012

	Financial Guaranty Insurance	FG VIEs(1)	Credit Derivatives(2)	Total
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$1	$—	$—	$1
Alt-A first lien	38	(34)	10	14
Option ARM	(69)	76	(4)	3
Subprime	32	(21)	2	13
Total first lien	2	21	8	31
Second lien:
Closed-end second lien	63	(64)	5	4
HELOCs	62	(75)	—	(13)
Total second lien	125	(139)	5	(9)
Total U.S. RMBS	127	(118)	13	22
TruPS	3	—	2	5
Other structured finance	—	—	(3)	(3)
U.S. public finance	8	—	(1)	7
Non-U.S. public finance	33	—	—	33
Subtotal	$171	$(118)	$11	64
Other				—
Total				$64

Net Economic Loss Development
By Accounting Model
Nine Months 2013

	Financial Guaranty Insurance	FG VIEs(1)	Credit Derivatives(2)	Total
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$(1)	$—	$17	$16
Alt-A first lien	(60)	3	(26)	(83)
Option ARM	(58)	(32)	(2)	(92)
Subprime	40	25	21	86
Total first lien	(79)	(4)	10	(73)
Second lien:
Closed-end second lien	—	(4)	11	7
HELOCs	(66)	(10)	—	(76)
Total second lien	(66)	(14)	11	(69)
Total U.S. RMBS	(145)	(18)	21	(142)
TruPS	1	—	6	7
Other structured finance	(32)	—	(7)	(39)
U.S. public finance	137	—	1	138
Non-U.S. public finance	12	—	1	13
Subtotal	$(27)	$(18)	$22	(23)
Other				(10)
Total				$(33)

Net Economic Loss Development
By Accounting Model
Nine Months 2012

	Financial Guaranty Insurance	FG VIEs(1)	Credit Derivatives(2)	Total
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$2	$—	$1	$3
Alt-A first lien	30	(12)	9	27
Option ARM	15	(9)	6	12
Subprime	29	4	6	39
Total first lien	76	(17)	22	81
Second lien:
Closed-end second lien	4	(9)	5	—
HELOCs	3	6	—	9
Total second lien	7	(3)	5	9
Total U.S. RMBS	83	(20)	27	90
TruPS	(3)	—	(3)	(6)
Other structured finance	12	—	(5)	7
U.S. public finance	66	—	(1)	65
Non-U.S. public finance	216	—	(1)	215
Subtotal	$374	$(20)	$17	371
Other				(6)
Total				$365
_________________
(1)    Refer to Note 9, Consolidation of Variable Interest Entities.

(2)    Refer to Note 8, Financial Guaranty Contracts Accounted for as Credit Derivatives.

Third Quarter 2013 U.S. RMBS Loss Projections

The Company's RMBS loss projection methodology assumes that the housing and mortgage markets will eventually improve. Each quarter the Company makes a judgment as to whether to change the assumptions it uses to make RMBS loss projections based on its observation during the quarter of the performance of its insured transactions (including early stage delinquencies, late stage delinquencies and loss severity) as well as the residential property market and economy in general, and, to the extent it observes changes, it makes a judgment as to whether those changes are normal fluctuations or part of a trend. Based on such observations the Company chose to use essentially the same assumptions and scenarios to project RMBS losses as of September 30, 2013 as it used as of June 30, 2013 and, with respect to its first lien RMBS, as it used as of December 31, 2012. The Company's use of essentially the same assumptions and scenarios to project RMBS losses as of September 30, 2013, as of June 30, 2013 and, with respect to its first lien RMBS, December 31, 2012, was consistent with its view at September 30, 2013 that the housing and mortgage market recovery is not being reflected as quickly in the performance of those transactions as it had anticipated at June 30, 2013 or December 31, 2012. During second quarter 2013 the Company had observed improvements in the performance of its second lien RMBS transactions that, when viewed in the context of their performance in previous quarters, suggested those transactions were beginning to respond to the improvements in the residential property market and economy being widely reported. Based on such observations, in projecting losses for its second lien RMBS the Company chose to decrease by two months in its base scenario and by three months in its optimistic scenario the period it assumed it would take the mortgage market to recover as compared to March 31, 2013 and December 31, 2012. The Company retained this change to its scenarios in its projections as of September 30, 2013.

The Company observed some improvement in delinquency trends in most of its RMBS transactions during the third quarter, with some of that improvement in second liens driven by a servicing transfer it effectuated. Such improvement is naturally transmitted to its projections for each individual RMBS transaction, since the projections are based on the delinquency performance of the loans in that individual RMBS transaction. The Company also made adjustments during the quarter to its assumptions for specific transactions to reflect loss mitigation developments. The methodology and assumptions the Company uses to project RMBS losses and the scenarios it employs are described in more detail below under " - U.S. First Lien RMBS Loss Projections: Alt A First Lien, Option ARM, Subprime and Prime" and "- U.S. Second Lien RMBS Loss Projections: HELOCs and Closed-End Second Lien".

U.S. First Lien RMBS Loss Projections: Alt-A First Lien, Option ARM, Subprime and Prime

     The majority of projected losses in first lien RMBS transactions are expected to come from non-performing mortgage loans (those that are delinquent or in foreclosure or where the loan has been foreclosed and the RMBS issuer owns the underlying real estate). Changes in the amount of non-performing loans from the amount projected in the previous period are one of the primary drivers of loss development in this portfolio. In order to determine the number of defaults resulting from these delinquent and foreclosed loans, the Company applies a liquidation rate assumption to loans in each of various delinquency categories. The liquidation rate is a standard industry measure that is used to estimate the number of loans in a given aging category that will default within a specified time period. The Company arrived at its liquidation rates based on data purchased from a third party provider and assumptions about how delays in the foreclosure process may ultimately affect the rate at which loans are liquidated. The Company projects these liquidations to occur over two years. Based on its review of that data, the Company maintained the same liquidation assumptions at December 31, 2012 as December 31, 2011. It chose to use those same liquidation rates at September 30, 2013 and June 30, 2013. The following table shows liquidation assumptions for various delinquency categories.

First Lien Liquidation Rates

	September 30, 2013	June 30, 2013	December 31, 2012
30 – 59 Days Delinquent
Alt A and Prime	35%	35%	35%
Option ARM	50	50	50
Subprime	30	30	30
60 – 89 Days Delinquent
Alt A and Prime	55	55	55
Option ARM	65	65	65
Subprime	45	45	45
90+ Days Delinquent
Alt A and Prime	65	65	65
Option ARM	75	75	75
Subprime	60	60	60
Bankruptcy
Alt A and Prime	55	55	55
Option ARM	70	70	70
Subprime	50	50	50
Foreclosure
Alt A and Prime	85	85	85
Option ARM	85	85	85
Subprime	80	80	80
Real Estate Owned
All	100	100	100

While the Company uses liquidation rates as described above to project defaults of non-performing loans, it projects defaults on presently current loans by applying a conditional default rate ("CDR") trend. The start of that CDR trend is based on the defaults the Company projects will emerge from currently nonperforming loans. The total amount of expected defaults from the non-performing loans is translated into a constant CDR (i.e., the CDR plateau), which, if applied for each of the next 24 months, would be sufficient to produce approximately the amount of defaults that were calculated to emerge from the various delinquency categories. The CDR thus calculated individually on the delinquent collateral pool for each RMBS is then used as the starting point for the CDR curve used to project defaults of the presently performing loans.

In the base case, after the initial 24-month CDR plateau period, each transaction’s CDR is projected to improve over 12 months to an intermediate CDR (calculated as 20% of its CDR plateau); that intermediate CDR is held constant for 36 months and then trails off in steps to a final CDR of 5% of the CDR plateau. Under the Company’s methodology, defaults projected to occur in the first 24 months represent defaults that can be attributed to loans that are currently delinquent or in foreclosure, while the defaults projected to occur using the projected CDR trend after the first 24 month period represent defaults attributable to borrowers that are currently performing. The CDR trend the Company used in its base case for September 30, 2013 was the same as it used for June 30, 2013 and December 31, 2012 but, because the initial CDR is calculated from currently delinquent loans, a reduction in the proportion of loans in a transaction currently delinquent will reduce that transaction's CDR (similarly, an increase in the proportion of loans currently delinquent will increase its CDR). This quarter the initial CDR calculated for most of first lien transactions was lower than that calculated last quarter, reflecting a reduction in the proportion of loans that are currently delinquent in those transactions.

Another important driver of loss projections is loss severity, which is the amount of loss the transaction incurs on a loan after the application of net proceeds from the disposal of the underlying property. Loss severities experienced in first lien transactions have reached historic high levels, and the Company is assuming that these high levels generally will continue for another year (in the case of subprime loans, the Company assumes the unprecedented 90% loss severity rate will continue for six months then drop to 80% for six months before following the ramp described below). The Company determines its initial loss severity based on actual recent experience. The Company’s loss severity assumptions for September 30, 2013 were the same as it used for June 30, 2013 and December 31, 2012. The Company then assumes that loss severities begin returning to levels consistent with underwriting assumptions beginning in one year, and in the base case scenario, decline from there over two years to 40%.

The following table shows the range of key assumptions used in the calculation of expected loss to be paid for individual transactions for direct vintage 2004 - 2008 first lien U.S. RMBS.

Key Assumptions in Base Case Expected Loss Estimates
First Lien RMBS(1)

	As of September 30, 2013			As of June 30, 2013			As of December 31, 2012
Alt-A First Lien
Plateau CDR	3.4%	–	22.1%	3.7%	–	22.3%	3.8%	–	23.2%
Intermediate CDR	0.7%	–	4.4%	0.7%	–	4.5%	0.8%	–	4.6%
Final CDR	0.2%	–	1.1%	0.2%	–	1.1%	0.2%	–	1.2%
Initial loss severity	65%			65%			65%
Initial conditional prepayment rate ("CPR")	0.0%	–	39.5%	0.4%	–	32.2%	0.0%	–	39.4%
Final CPR	15%			15%			15%
Option ARM
Plateau CDR	6.4%	–	24.7%	5.6%	–	24.2%	7.0%	–	26.1%
Intermediate CDR	1.3%	–	4.9%	1.1%	–	4.8%	1.4%	–	5.2%
Final CDR	0.3%	–	1.2%	0.3%	–	1.2%	0.4%	–	1.3%
Initial loss severity	65%			65%			65%
Initial CPR	0.2%	–	10.9%	0.3%	–	7.7%	0.0%	–	10.7%
Final CPR	15%			15%			15%
Subprime
Plateau CDR	6.5%	–	23.7%	6.7%	–	24.7%	7.3%	–	26.2%
Intermediate CDR	1.3%	–	4.7%	1.3%	–	4.9%	1.5%	–	5.2%
Final CDR	0.3%	–	1.2%	0.3%	–	1.2%	0.4%	–	1.3%
Initial loss severity	90%			90%			90%
Initial CPR	0.0%	–	11.8%	0.0%	–	14.8%	0.0%	–	17.6%
Final CPR	15%			15%			15%
____________________
(1)                                Represents variables for most heavily weighted scenario (the “base case”).

 The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected (since that amount is a function of the conditional default rate, the loss severity and the loan balance over time) as well as the amount of excess spread (the amount by which the interest paid by the borrowers on the underlying loan exceeds the amount of interest owed on the insured obligations). The assumption for the CPR follows a similar pattern to that of the conditional default rate. The current level of voluntary prepayments is assumed to continue for the plateau period before gradually increasing over 12 months to the final CPR, which is assumed to be 15% in the base case. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant. These assumptions are the same as those the Company used for June 30, 2013 and December 31, 2012.

 In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the conditional default rate returned to its modeled equilibrium, which was defined as 5% of the current conditional default rate. The Company also stressed CPR and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios (including its base case) as of September 30, 2013. For September 30, 2013 the Company used the same five scenarios and weightings as it used for June 30, 2013 and December 31, 2012. In a somewhat more stressful environment than that of the base case, where the conditional default rate plateau was extended three months (to be 27 months long) before the same more gradual conditional default rate recovery and loss severities were assumed to recover over four rather than two years (and subprime loss severities were assumed to recover only to 60%), expected loss to be paid would increase from current projections by approximately $60 million for Alt-A first liens, $17 million for Option

ARM, $100 million for subprime and $4 million for prime transactions. In an even more stressful scenario where loss severities were assumed to rise and then recover over eight years and the initial ramp-down of the conditional default rate was assumed to occur over 15 months and other assumptions were the same as the other stress scenario, expected loss to be paid would increase from current projections by approximately $165 million for Alt-A first liens, $42 million for Option ARM, $158 million for subprime and $13 million for prime transactions. The Company also considered two scenarios where the recovery was faster than in its base case. In a scenario with a somewhat less stressful environment than the base case, where conditional default rate recovery was somewhat less gradual and the initial subprime loss severity rate was assumed to be 80% for 12 months and was assumed to recover to 40% over two years, expected loss to be paid would decrease from current projections by approximately $6 million for Alt-A first lien, $12 million for Option ARM, $28 million for subprime and $1 million for prime transactions. In an even less stressful scenario where the conditional default rate plateau was three months shorter (21 months, effectively assuming that liquidation rates would improve) and the conditional default rate recovery was more pronounced, (including an initial ramp-down of the CDR over nine months), expected loss to be paid would decrease from current projections by approximately $60 million for Alt-A first lien, $36 million for Option ARM, $81 million for subprime and $5 million for prime transactions.

U.S. Second Lien RMBS Loss Projections: HELOCs and Closed-End Second Lien

The Company believes the primary variable affecting its expected losses in second lien RMBS transactions is the amount and timing of future losses in the collateral pool supporting the transactions. Expected losses are also a function of the structure of the transaction; the voluntary prepayment rate (typically also referred to as CPR of the collateral); the interest rate environment; and assumptions about the draw rate and loss severity. These variables are interrelated, difficult to predict and subject to considerable volatility. If actual experience differs from the Company’s assumptions, the losses incurred could be materially different from the estimate. The Company continues to update its evaluation of these exposures as new information becomes available.

The following table shows the range of key assumptions for the calculation of expected loss to be paid for individual transactions for direct vintage 2004 - 2008 second lien U.S. RMBS.

Key Assumptions in Base Case Expected Loss Estimates
Second Lien RMBS(1)

HELOC key assumptions	As of September 30, 2013			As of June 30, 2013			As of December 31, 2012
Plateau CDR	1.4%	–	8.9%	3.4%	–	9.8%	3.8%	–	15.9%
Final CDR trended down to	0.4%	–	3.2%	0.4%	–	3.2%	0.4%	–	3.2%
Expected period until final CDR	34 months			34 months			36 months
Initial CPR	4.5%	–	20.0%	2.1%	–	20.1%	2.9%	–	15.4%
Final CPR	10%			10%			10%
Loss severity	98%			98%			98%

Closed-end second lien key assumptions	As of September 30, 2013			As of June 30, 2013			As of December 31, 2012
Plateau CDR	6.2%	–	14.4%	7.3%	–	15.8%	7.3%	–	20.7%
Final CDR trended down to	3.5%	–	9.1%	3.5%	–	9.1%	3.5%	–	9.1%
Expected period until final CDR	34 months			34 months			36 months
Initial CPR	3.0%	–	13.0%	1.7%	–	14.0%	1.9%	–	12.5%
Final CPR	10%			10%			10%
Loss severity	98%			98%			98%
 ____________________

(1)	Represents variables for most heavily weighted scenario (the “base case”).

In second lien transactions the projection of near-term defaults from currently delinquent loans is relatively straightforward because loans in second lien transactions are generally “charged off” (treated as defaulted) by the securitization’s servicer once the loan is 180 days past due. Most second lien transactions report the amount of loans in five monthly delinquency categories (i.e., 30-59 days past due, 60-89 days past due, 90-119 days past due, 120-149 days past due and 150-179 days past due). The Company estimates the amount of loans that will default over the next five months by calculating current representative liquidation rates (the percent of loans in a given delinquency status that are assumed to ultimately default) from selected representative transactions and then applying an average of the preceding twelve months’ liquidation rates to the amount of loans in the delinquency categories. The amount of loans projected to default in the first through fifth months is expressed as a CDR. The first four months’ CDR is calculated by applying the liquidation rates to the current period past due balances (i.e., the 150-179 day balance is liquidated in the first projected month, the 120-149 day balance is liquidated in the second projected month, the 90-119 day balance is liquidated in the third projected month and the 60-89 day balance is liquidated in the fourth projected month). For the fifth month the CDR is calculated using the average 30-59 day past due balances for the prior three months, adjusted as necessary to reflect one-time servicing events. The fifth month CDR is then used as the basis for the plateau period that follows the embedded five months of losses. During the Third Quarter the Company observed material improvements in the delinquency measures of certain second lien RMBS for which the servicing had been transferred, and determined that much of this improvement was due to loan modifications and reinstatements made by the new servicer. To reflect the possibility that such recently modified and reinstated loans may have a higher likelihood of defaulting again, for such transactions the Company treated as past due 150-179 days a portion of the loans that are current or less than 150 days delinquent that it identified as having been recently modified or reinstated. Even with that adjustment, the improvement in delinquency measures for those transactions resulted in a lower initial CDR for those transactions than the initial CDR calculated last quarter.

As of September 30, 2013, for the base case scenario, the CDR (the “plateau CDR”) was held constant for one month. Once the plateau period has ended, the CDR is assumed to gradually trend down in uniform increments to its final long-term steady state CDR. (The long-term steady state CDR is calculated as the constant CDR that would have yielded the amount of losses originally expected at underwriting.) In the base case scenario, the time over which the CDR trends down to its final CDR is 28 months. Therefore, the total stress period for second lien transactions is 34 months, comprising five months of delinquent data, a one month plateau period and 28 months of decrease to the steady state CDR. This is the same period as used for June 30, 2013 but two months shorter than used for December 31, 2012. When a second lien loan defaults, there is generally a very low recovery. Based on current expectations of future performance, the Company assumes that it will only recover 2% of the collateral, the same as June 30, 2013 and December 31, 2012.

The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected (which is a function of the CDR and the loan balance over time) as well as the amount of excess spread (which is the excess of the interest paid by the borrowers on the underlying loan over the amount of interest and expenses owed on the insured obligations). In the base case, the current CPR (based on experience of the most recent three quarters) is assumed to continue until the end of the plateau before gradually increasing to the final CPR over the same period the CDR decreases. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant. The final CPR is assumed to be 10% for both HELOC and closed-end second lien transactions. This level is much higher than current rates for most transactions, but lower than the historical average, which reflects the Company’s continued uncertainty about the projected performance of the borrowers in these transactions. This pattern is consistent with how the Company modeled the CPR at June 30, 2013 and December 31, 2012. To the extent that prepayments differ from projected levels it could materially change the Company’s projected excess spread and losses.

The Company uses a number of other variables in its second lien loss projections, including the spread between relevant interest rate indices, the loss severity, and HELOC draw rates (the amount of new advances provided on existing HELOCs expressed as a percentage of current outstanding advances). These variables have been relatively stable over the past several quarters and in the relevant ranges have less impact on the projection results than the variables discussed above.

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

As of September 30, 2013, the Company’s base case assumed a one month CDR plateau and a 28 month ramp-down (for a total stress period of 34 months). The Company also modeled a scenario with a longer period of elevated defaults and another with a shorter period of elevated defaults and weighted them the same as of June 30, 2013 and December 31, 2012. Increasing the CDR plateau to four months and increasing the ramp-down by five months to 33-months (for a total stress period of 42 months) would increase the expected loss by approximately $30 million for HELOC transactions and $2 million for closed-end second lien transactions. On the other hand, keeping the CDR plateau at one month but decreasing the length of the CDR ramp-down to 18 months (for a total stress period of 24 months) would decrease the expected loss by approximately $28 million for HELOC transactions and $2 million for closed-end second lien transactions.

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

Using these strategies, through September 30, 2013 the Company has caused entities providing R&Ws to pay or agree to pay approximately $3.5 billion (gross of reinsurance) in respect of their R&W liabilities for transactions in which the Company has provided insurance.

(in millions)
Agreement amounts already received	$2,421
Agreement amounts projected to be received in the future	492
Repurchase amounts paid into the relevant RMBS prior to settlement (1)	574
Total R&W payments, gross of reinsurance	$3,487
____________________

(1)
These amounts were paid into the relevant RMBS transactions (rather than to the Company as in most settlements) and distributed in accordance with the priority of payments set out in the relevant transaction documents. Because the Company may insure only a portion of the capital structure of a transaction, such payments will not necessarily directly benefit the Company dollar-for-dollar, especially in first lien transactions.

Based on this success, the Company has included in its net expected loss estimates as of September 30, 2013 an estimated net benefit related to breaches of R&W of $895 million, which includes $476 million from agreements with R&W providers and $419 million in transactions where the Company does not yet have such an agreement, all net of reinsurance.

Representations and Warranties Agreements (1)

	Agreement Date	Current Net Par Covered	Receipts to September 30, 2013 (net of reinsurance)	Estimated Future Receipts (net of reinsurance)	Eligible Assets Held in Trust (gross of reinsurance)
	(in millions)
Bank of America - First Lien	April 2011	$1,094	$456	$230	$615
Bank of America - Second Lien	April 2011	1,426	968	N/A	N/A
Deutsche Bank	May 2012	2,071	176	105	240
UBS	May 2013	850	378	92	195
Others	Various	561	241	49	N/A
Total		$6,002	$2,219	$476	$1,050
____________________

(1)
This table relates to past and projected future recoveries under R&W and related agreements. Excluded is the $419 million of future net recoveries the Company projects receiving from R&W counterparties in transactions with $1,965 million of net par outstanding as of September 30, 2013 not covered by current agreements and $841 million of net par already covered by agreements but for which the Company projects receiving additional amounts.

The Company's agreements with the counterparties named in the table above required an initial payment to the Company to reimburse it for past claims as well as an obligation to reimburse it for a portion of future claims. The named counterparties placed eligible assets in trust to collateralize their future reimbursement obligations, and the amount of collateral they are required to post may be increased or decreased from time to time as determined by rating agency requirements. Reimbursement payments under these agreements are made either monthly or quarterly and have been made timely. With respect to the reimbursement for future claims:

•
Bank of America. Under the Company's agreement with Bank of America Corporation and certain of its subsidiaries (“Bank of America” or “BofA”), Bank of America agreed to reimburse the Company for 80% of claims on the first lien transactions covered by the agreement that the Company pays in the future, until the aggregate lifetime collateral losses (not insurance losses or claims) on those transactions reach $6.6 billion. As of September 30, 2013 aggregate lifetime collateral losses on those transactions was $3.7 billion, and the Company was projecting in its base case that such collateral losses would eventually reach $5.2 billion.

•
Deutsche Bank. Under the Company's May 2012 agreement with Deutsche Bank AG and certain of its affiliates (collectively, “Deutsche Bank”), Deutsche Bank agreed to reimburse the Company for certain claims it pays in the future on eight first and second lien transactions, including 80% of claims it pays on those transactions until the aggregate lifetime claims (before reimbursement) reach $319 million. As of September 30, 2013, the Company was projecting in its base case that such aggregate lifetime claims would remain below $319 million. In the event aggregate lifetime claims paid exceed $389 million, Deutsche Bank must reimburse Assured Guaranty for 85% of such claims paid (in excess of $389 million) until such claims paid reach $600 million.

The agreement also requires Deutsche Bank to reimburse AGC for future claims it pays on certain RMBS re-securitizations. The amount available for reimbursement of claim payments is based on a percentage of the losses that occur in certain uninsured tranches (“Uninsured Tranches”) within the eight transactions described above: 60% of losses on the Uninsured Tranches (up to $141 million of losses), 60% of such losses (for losses between $161 million and $185 million), and 100% of such losses (for losses from $185 million to $248 million). Losses on the Uninsured Tranches from $141 million to $161 million and above $248 million are not included in the calculation of AGC's reimbursement amount for re-securitization claim payments. As of September 30, 2013, the Company was projecting in its base case that losses on the Uninsured Tranches would be $148 million. Pursuant to the CDS termination on October 10, 2013 described below, a portion of Deutsche Bank's reimbursement obligation was applied to the terminated CDS. After giving effect to application of the portion of the reimbursement obligation to the terminated CDS, as well as to reimbursements related to other covered RMBS re-securitizations, and based on the Company's base case projections for losses on the Uninsured Tranches, the Company expects that $26 million will be available to reimburse AGC for re-securitization claim payments on the remaining re-securitizations. Except for the reimbursement obligation based on losses occurring on the Uninsured Tranches and the termination agreed to described below, the agreement with Deutsche Bank does not cover transactions where the Company has provided protection to Deutsche Bank on RMBS transactions in CDS form.

On October 10, 2013, the Company and Deutsche Bank terminated one below investment grade transaction under which the Company had provided credit protection to Deutsche Bank through a CDS. The transaction had a net par outstanding of $294 million at the time of termination. In connection with the termination, Assured Guaranty agreed to release to Deutsche Bank $60 million of assets held in trust that was in excess of the amount of assets required to be held in trust for regulatory and rating agency capital relief.

•	UBS. Under the Company's agreement with UBS and a third party, UBS agreed to reimburse the Company for 85% of future losses on three first lien RMBS transactions.

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

Finally, based on its experience to date, the Company calculated an expected recovery of $419 million from breaches of R&W in transactions not covered by agreements with $1,965 million of net par outstanding as of September 30, 2013 and $841 million of net par already covered by agreements but for which the Company projects receiving additional amounts. The Company did not incorporate any gain contingencies or damages paid from potential litigation in its estimated repurchases. The amount the Company will ultimately recover related to such contractual R&W is uncertain and subject to a number of factors including the counterparty's ability to pay, the number and loss amount of loans determined to have breached R&W and, potentially, negotiated settlements or litigation recoveries. As such, the Company's estimate of recoveries is uncertain and actual amounts realized may differ significantly from these estimates. In arriving at the expected recovery from breaches of R&W not already covered by agreements, the Company considered the creditworthiness of the provider of the R&W, the number of breaches found on defaulted loans, the success rate in resolving these breaches across those transactions where material repurchases have been made and the potential amount of time until the recovery is realized. The calculation of expected recovery from breaches of such contractual R&W involved a variety of scenarios which ranged from the Company recovering substantially all of the losses it incurred due to violations of R&W to the Company realizing limited recoveries. These scenarios were probability weighted in order to determine the recovery incorporated into the Company's estimate of expected losses. This approach was used for both loans that had already defaulted and those assumed to default in the future. For the RMBS transactions as to which the Company had not yet reached an agreement with the R&W counterparty as of September 30, 2013, the Company had performed a detailed review of approximately 21,700 loan files, representing approximately $6.1 billion loans underlying insured transactions. In the majority of its loan file reviews, the Company identified breaches of one or more R&W regarding the characteristics of the loans, such as misrepresentation of income or employment of the borrower, occupancy, undisclosed debt and non-compliance with underwriting guidelines at loan origination.

The Company uses the same RMBS projection scenarios and weightings to project its future R&W benefit as it uses to project RMBS losses on its portfolio. To the extent the Company increases its loss projections, the R&W benefit (whether pursuant to an R&W agreement or not) generally will also increase, subject to the agreement limits and thresholds described above.

The Company accounts for the loss sharing obligations under the R&W agreements on financial guaranty insurance contracts as subrogation, offsetting the losses it projects by an R&W benefit from the relevant party for the applicable portion of the projected loss amount. Proceeds projected to be reimbursed to the Company on transactions where the Company has already paid claims are viewed as a recovery on paid losses. For transactions where the Company has not already paid claims, projected recoveries reduce projected loss estimates. In either case, projected recoveries have no effect on the amount of the Company's exposure. See Notes 7, Fair Value Measurement and 9, Consolidation of Variable Interest Entities.

 U.S. RMBS Risks with R&W Benefit

	Number of Risks (1) as of		Debt Service as of
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
			(dollars in millions)
Prime first lien	1	1	$38	$44
Alt-A first lien	25	26	3,607	4,173
Option ARM	9	10	695	1,183
Subprime	5	5	991	989
Closed-end second lien	4	4	164	260
HELOC	6	7	436	549
Total	50	53	$5,931	$7,198
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

	Third Quarter		Nine Months
	2013	2012	2013	2012
	(in millions)
Inclusion (removal) of deals with breaches of R&W during period	$—	$—	$6	$(5)
Change in recovery assumptions as the result of additional file review and recovery success	69	—	86	70
Estimated increase (decrease) in defaults that will result in additional (lower) breaches	13	10	10	(14)
Results of settlements	—	—	180	48
Accretion of discount on balance	4	2	12	10
Total	$86	$12	$294	$109

The Company assumes that recoveries on second lien transactions that were not subject to the settlement agreements will occur in two to four years from the balance sheet date depending on the scenarios, and that recoveries on transactions backed by Alt-A first lien, Option ARM and Subprime loans will occur as claims are paid over the life of the transactions.

“XXX” Life Insurance Transactions

The Company’s $2.8 billion net par of XXX life insurance transactions as of September 30, 2013 include $623 million rated BIG. The BIG “XXX” life insurance reserve securitizations are based on discrete blocks of individual life insurance business. In each such transaction the monies raised by the sale of the bonds insured by the Company were used to capitalize a special purpose vehicle that provides reinsurance to a life insurer or reinsurer. The monies are invested at inception in accounts managed by third-party investment managers.

The BIG “XXX” life insurance transactions consist of two transactions: Ballantyne Re p.l.c and Orkney Re II p.l.c. These transactions had material amounts of their assets invested in U.S. RMBS transactions. Based on its analysis of the information currently available, including estimates of future investment performance, and projected credit impairments on the invested assets and performance of the blocks of life insurance business at September 30, 2013, the Company’s projected net expected loss to be paid is $85 million. The overall decrease of approximately $30 million in expected loss to be paid during Third Quarter 2013 is due primarily to the higher risk free rates used to discount the long dated projected losses in the transactions and the purchase of certain insured certificates.

Student Loan Transactions

The Company has insured or reinsured $2.8 billion net par of student loan securitizations, of which $1.9 billion was issued by private issuers and classified as asset-backed and $0.9 billion was issued by public authorities and classified as public finance. Of these amounts, $209 million and $257 million, respectively, are rated BIG. The Company is projecting approximately $64 million of net expected loss to be paid in these portfolios. In general, the losses are due to: (i) the poor credit performance of private student loan collateral and high loss severities, or (ii) high interest rates on auction rate securities with respect to which the auctions have failed. The largest of these losses was approximately $27 million and related to a transaction backed by a pool of private student loans assumed by AG Re from another monoline insurer. The guaranteed bonds were issued as auction rate securities that now bear a high rate of interest due to the downgrade of the primary insurer’s financial strength rating. Further, the underlying loan collateral has performed below expectations. The overall increase of approximately $8 million in net expected loss during Third Quarter 2013 is primarily due to worse than expected collateral performance.

Trust Preferred Securities Collateralized Debt Obligations

The Company has insured or reinsured $5.2 billion of net par (71% of which is in CDS form) of collateralized debt obligations (“CDOs”) backed by TruPS and similar debt instruments, or “TruPS CDOs.” Of the $5.2 billion, $2.0 billion is rated BIG. The underlying collateral in the TruPS CDOs consists of subordinated debt instruments such as TruPS issued by bank holding companies and similar instruments issued by insurance companies, real estate investment trusts (“REITs”) and other real estate related issuers.

The Company projects losses for TruPS CDOs by projecting the performance of the asset pools across several scenarios (which it weights) and applying the CDO structures to the resulting cash flows. At September 30, 2013, the Company has projected expected losses to be paid for TruPS CDOs of $50 million. The increase of approximately $17 million in net expected loss during Third Quarter 2013 is due primarily to additional defaults and deferrals in the underlying assets.

Selected U.S. Public Finance Transactions

Many U.S. municipalities and related entities continue to be under increased pressure, and a few have filed for protection under the U.S. Bankruptcy Code, entered into state processes designed to help municipalities in fiscal distress or otherwise indicated they may consider not meeting their obligations to make timely payments on their debts. Given some of these developments, and the circumstances surrounding each instance, the ultimate outcome cannot be certain and may lead to an increase in defaults on some of the Company's insured public finance obligations. The Company will continue to analyze developments in each of these matters closely. The municipalities whose obligations the Company has insured that have filed for protection under Chapter 9 of the U.S Bankruptcy Code are: Detroit, Michigan; Jefferson County, Alabama; and Stockton, California. The City Council of Harrisburg, Pennsylvania had also filed a purported bankruptcy petition, which was later dismissed by the bankruptcy court; a receiver for the City of Harrisburg was appointed by the Commonwealth Court of Pennsylvania on December 2, 2011.

The Company has net par exposure to the City of Detroit, Michigan of $2.1 billion as of September 30, 2013. On July 18, 2013, the City of Detroit filed for bankruptcy under Chapter 9 of the U.S. Bankruptcy Code. Most of the Company's net par exposure relates to $1.0 billion of sewer revenue bonds and $784 million of water revenue bonds, both of which the Company rates BBB. Both the sewer and water systems provide services to areas that extend beyond the city limits, and the bonds are secured by a lien on "special revenues." The Company also has net par exposure of $146 million to the City's general obligation bonds (which are secured by a pledge of the unlimited tax, full faith, credit and resources of the City) and $175 million of the City's Certificates of Participation (which are unsecured unconditional contractual obligations of the City), both of which the Company rates below investment grade. A proceeding to determine the City's eligibility for protection under Chapter 9 took place in October and November 2013. On November 8, 2013, AGM filed a complaint in the U.S. Bankruptcy Court for the Eastern District of Michigan against the City seeking a declaratory judgment with respect to the City’s unlawful treatment of its Unlimited Tax General Obligation Bonds. Detail about the lawsuit is set forth under "Recovery Litigation -- Public Finance Transactions" below.

The Company has net exposure to Jefferson County, Alabama of $681 million as of September 30, 2013. On November 9, 2011, Jefferson County filed for bankruptcy under Chapter 9 of the U.S. Bankruptcy Code. Most of the Company's net Jefferson County exposure relates to $464 million in sewer revenue exposure, of which $192 million is direct and $272 million is assumed reinsurance exposure. The sewer revenue warrants are secured by a pledge of the net revenues of the sewer system. The Bankruptcy Court has affirmed that the net revenues constitute special revenues under Chapter 9. The Company also has assumed exposure of $30 million to warrants that are payable from the County's general fund on a "subject to appropriation" basis. In 2012, the County chose not to make payment under its General Obligation bonds, so the Company has established a projected loss for these warrants as well. The Company's remaining net exposure of $187 million to Jefferson County relates to obligations that are secured by, or payable from, certain taxes that may have the benefit of a statutory lien or a lien on “special revenues” or other collateral. In June 2013, AGM and several other monoline insurers and financial institutions having claims against the County entered into plan support agreements with the County, and in July 2013, the County filed its Chapter 9 plan of adjustment, disclosure statement, motion to approve the disclosure statement and motion to approve solicitation procedures with the Bankruptcy Court. In August 2013, the Bankruptcy Court approved the disclosure statement and related solicitation, balloting and tabulation procedures to be employed in the plan confirmation process. In October 2013, the County completed the plan approval solicitation process and, of the creditors entitled to vote on the plan and inclusive of all voting classes, over $3.9 billion in claims voted to accept the plan and the holders of less than $18 million in claims voted to reject the plan. On November 6, 2013, the County entered into supplements to the various plan support agreements and filed a revised plan of adjustment with the Bankruptcy Court in order to address changes in the municipal finance market, consumption patterns, and actual and projected revenues. The County expects the plan to become effective in December 2013.

On June 28, 2012, the City of Stockton, California filed for bankruptcy under Chapter 9 of the U.S. Bankruptcy Code. The Company's net exposure to the City's general fund is $119 million, consisting of pension obligation bonds. The Company also had exposure to lease obligation bonds and, as of September 30, 2013, the Company owned all of these bonds which are included in its investment portfolio. As of September 30, 2013, the Company had paid $25 million in net claims. On October 3, 2013, the Company reached a tentative settlement with the City regarding the treatment of the bonds insured by the Company in the City's proposed plan of adjustment. Under the terms of the settlement, the Company will receive title to an office building, the ground lease of which secures the lease revenue bonds, and will also be entitled to certain fixed payments and certain variable payments contingent on the City's revenue growth. The settlement is subject to a number of conditions, including a sales tax increase (which was approved by voters on November 5, 2013), confirmation of a plan of adjustment that implements the terms of the settlement and definitive documentation. Plan confirmation is expected to be completed in 2014.

The Company has $155 million of net par exposure to The City of Harrisburg, Pennsylvania, of which $92 million is BIG. The Company has paid $17 million in net claims as of September 30, 2013. The Commonwealth of Pennsylvania appointed receiver for the City has filed a fiscal recovery plan in state court that provides for full payment of the Company insured bonds through proceeds of asset sales and contributions by the Company, Dauphin County, Pennsylvania and other creditors. The plan is expected to be implemented in December 2013.

The Company has $337 million of net par exposure to the Louisville Arena Authority. The bond proceeds were used to construct the KFC Yum Center, home to the University of Louisville men's and women's basketball teams. Actual revenues available for Debt Service are well below original projections, and under the Company's internal rating scale, the transaction is BIG.

During Third Quarter 2013 and as part of a negotiated restructuring, the Company paid off the insured bonds secured by the excess free cash flow of the Foxwoods Casino run by the Mashantucket Pequot Tribe. The Company made cumulative claims payments of $116 million (net of reinsurance) on the insured bonds. In return for participating in the restructuring, the Company received new notes with a principal amount of $145 million with the same seniority as the bonds the Company had insured ("New Pequot Notes"). The Company currently projects full recovery of its claims paid from amounts to be received on the New Pequot Notes. The New Pequot Notes are held as an investment and accounted for as such.

The Company projects that its total future expected net loss across its troubled U.S. public finance credits as of September 30, 2013 will be $183 million. As of June 30, 2013 the Company was projecting a net expected loss of $71 million across it troubled U.S. public finance credits. While the deterioration was due to a number of factors, it was attributable primarily to the elimination of the recoverable for claims paid on the bonds secured by cash flow from the Foxwoods Casino upon the receipt of the New Pequot Notes now held in the investment portfolio, along with loss developments in Detroit and Stockton.

Certain Selected European Country Transactions

The Company insures and reinsures credits with sub-sovereign exposure to various Spanish and Portuguese issuers where a Spanish or Portuguese sovereign default may cause the regions also to default. The Company's gross exposure to these Spanish and Portuguese credits is €450 million and €159 million, respectively and exposure net of reinsurance for Spanish and Portuguese credits is €327 million and €146 million, respectively. The Company rates most of these issuers in the BB category due to the financial condition of Spain and Portugal and their dependence on the sovereign. The Company's

Hungary exposure is to infrastructure bonds dependent on payments from Hungarian governmental entities and covered mortgage bonds issued by Hungarian banks. The Company's gross exposure to these Hungarian credits is $673 million and its exposure net of reinsurance is $637 million of which $599 million is rated BIG. The Company estimated net expected losses of $48 million related to these Spanish, Portuguese and Hungarian credits, down from $49 million as of June 30, 2013 largely due to movements in exchange rates, interest rates and timing of projected defaults. Information regarding the Company's exposure to other Selected European Countries may be found under Note 3, Outstanding Exposure, – Economic Exposure to the Selected European Countries.

Manufactured Housing

The Company insures or reinsures a total of $267 million net par of securities backed by manufactured housing loans, a total of $185 million rated BIG. The Company has expected loss to be paid of $26 million as of September 30, 2013, down from $30 million as of June 30, 2013, due primarily to the higher risk free rates used to discount losses and additional amortization on certain transactions.

Infrastructure Finance

The Company has insured exposure of approximately $3.1 billion to infrastructure transactions with refinancing risk as to which the Company may need to make claim payments that it did not anticipate paying when the policies were issued; the aggregate amount of the claim payments may be substantial and reimbursement may not occur for an extended time, if at all. These transactions generally involve long-term infrastructure projects that were financed by bonds that mature prior to the expiration of the project concession. While the cash flows from these projects were expected to be sufficient to repay all of the debt over the life of the project concession, in order to pay the principal on the early maturing debt, the Company expected it to be refinanced in the market at or prior to its maturity. Due to market conditions, the Company may have to pay a claim at the maturity of the securities, and then recover its payment from cash flows produced by the project in the future. The Company generally projects that in most scenarios it will be fully reimbursed for such payments. However, the recovery of the payments is uncertain and may take a long time, ranging from 10 to 35 years, depending on the transaction and the performance of the underlying collateral. The Company’s exposure to infrastructure transactions with refinancing risk was reduced during Third Quarter 2013 by the termination of its insurance on A$413 million of infrastructure securities having maturities commencing in 2014. The Company estimates total claims for the remaining two largest transactions with significant refinancing risk, assuming no refinancing, could be $1.8 billion gross before reinsurance and $1.3 billion net after reinsurance; such claims would be payable from 2017 through 2022. This estimate is based on certain assumptions the Company has made as to the performance of the transactions.

Puerto Rico

The Company insures general obligations of the Commonwealth of Puerto Rico and various obligations of its instrumentalities. In recent months, investors have expressed concern about Puerto Rico's high debt levels and weak economy. Of the net insured par related to Puerto Rico, $2.1 billion is supported principally by a pledge of the good faith, credit and taxing power of the Commonwealth or by Commonwealth lease rental payments or appropriations. Puerto Rico’s Constitution provides that public debt constitutes a first claim on available Commonwealth resources. Public debt includes general obligation bonds and notes of the Commonwealth and payments required to be made under its guarantees of bonds and notes issued by its public instrumentalities. Of the remaining exposures, a significant portion, $2.9 billion, is secured by dedicated revenues such as special taxes, toll collections and revenues from essential utilities. In aggregate, the Company insures $5.5 billion net par to Puerto Rico obligors.

Neither Puerto Rico nor its instrumentalities are eligible debtors under Chapter 9 of the U.S. bankruptcy code.

Puerto Rico credits insured by the Company are presently current on their debt service payments, and the Commonwealth has never defaulted on any of its debt payments. Further, 92% of the Company’s exposure is rated investment grade internally and by both Moody’s and S&P, while 8%, substantially all of the balance of the exposure, is rated no more than one-notch below investment grade.

For additional information on the Company's exposure to Puerto Rico, please refer "Puerto Rico Exposure" in Note 3, Outstanding Exposure.

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

•
ResCap: AGM has sued GMAC Mortgage, LLC (formerly GMAC Mortgage Corporation; Residential Asset Mortgage Products, Inc.; Ally Bank (formerly GMAC Bank); Residential Funding Company, LLC (formerly Residential Funding Corporation); Residential Capital, LLC (formerly Residential Capital Corporation, "ResCap"); Ally Financial (formerly GMAC, LLC); and Residential Funding Mortgage Securities II, Inc. on the GMAC RFC Home Equity Loan-Backed Notes, Series 2006-HSA3 and GMAC Home Equity Loan-Backed Notes, Series 2004-HE3 second lien transactions. On May 14, 2012, ResCap and several of its affiliates (the “Debtors”) filed for Chapter 11 protection with the U.S. Bankruptcy Court. The automatic stay of Bankruptcy Code Section 362 (a) stays lawsuits (such as the suit brought by AGM) against the Debtors. The Bankruptcy Court approved a plan support agreement which has the support of Ally Financial Inc. and a majority of the Debtors' largest claimants on June 26, 2013 and entered an order approving the disclosure statement regarding the Joint Chapter 11 Plan of Residential Capital, LLC, et al. and establishing procedures for the solicitation process on August 23, 2013. A hearing on confirmation of the plan is scheduled for November 19, 2013.

•
Credit Suisse: AGM and AGC have sued DLJ and Credit Suisse on first lien U.S. RMBS transactions insured by them. The ones insured by AGM are: CSAB Mortgage-Backed Pass Through Certificates, Series 2006-2; CSAB Mortgage-Backed Pass Through Certificates, Series 2006-3; CSAB Mortgage-Backed Pass Through Certificates, Series 2006-4; and CMSC Mortgage-Backed Pass Through Certificates, Series 2007-3. The ones insured by AGC are: CSAB Mortgage-Backed Pass Through Certificates, Series 2007-1 and TBW Mortgage-Backed Pass Through Certificates, Series 2007-2. On December 6, 2011, DLJ and Credit Suisse filed a motion to dismiss the cause of action asserting breach of the document containing the condition precedent regarding the rating of the securities and claims for recissionary damages and other relief in the complaint, and on October 11, 2012, the Supreme Court of the State of New York granted the motion to dismiss. AGM and AGC have appealed the dismissal of certain of its claims. The causes of action against DLJ for breach of R&W and breach of its repurchase obligations remain. On October 21, 2013, AGM and AGC filed an amended complaint against DLJ and Credit Suisse (and added Credit Suisse First Boston Mortgage Securities Corp. as a defendant), asserting claims of fraud and material misrepresentation in the inducement of an insurance contract, in addition to their existing breach of contract claims.

On March 26, 2013, AGM filed a lawsuit against RBS Securities Inc., RBS Financial Products Inc. and Financial Asset Securities Corp. (collectively, “RBS”) in the United States District Court for the Southern District of New York on the Soundview Home Loan Trust 2007-WMC1 transaction. The complaint alleges that RBS made fraudulent misrepresentations to AGM regarding the quality of the underlying mortgage loans in the transaction and that RBS's misrepresentations induced AGM into issuing a financial guaranty insurance policy in respect of the Class II-A-1 certificates issued in the transaction. On July 19, 2013, AGM amended its complaint to add a claim under Section 3105 of the New York Insurance Law. RBS has filed motions to dismiss AGM's complaint.
On August 9, 2012, AGM filed a complaint against OneWest Bank, FSB, the servicer of the mortgage loans underlying the HOA1 Transaction and the IndyMac Home Equity Mortgage Loan Asset-Backed Trust, Series 2007-H1 HELOC transaction seeking damages, specific performance and declaratory relief in connection with OneWest failing to properly service the mortgage loans. In August 2013, AGM reached a settlement with OneWest resolving AGM's claims and dismissed the lawsuit.

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

Public Finance Transactions

In June 2010, AGM sued JPMorgan Chase Bank, N.A. and JPMorgan Securities, Inc. (together, “JPMorgan”), the underwriter of debt issued by Jefferson County, in the Supreme Court of the State of New York alleging that JPMorgan induced AGM to issue its insurance policies in respect of such debt through material and fraudulent misrepresentations and omissions, including concealing that it had secured its position as underwriter and swap provider through bribes to Jefferson County commissioners and others. In December 2010, the court denied JPMorgan’s motion to dismiss. After JPMorgan interpleaded Jefferson County into the lawsuit, the Jefferson County bankruptcy court ruled in April 2013 that the lawsuit against JPMorgan was subject to the automatic stay applicable to Jefferson County. As described above under "Selected U.S. Public Finance Transactions," AGM, JPMorgan and various other financial institutions entered into plan support agreements with Jefferson County in June 2013, which were amended in November 2013, and Jefferson County has filed a plan of adjustment with the bankruptcy court. As a result, the litigation is currently subject to a standstill order. AGM will dismiss the litigation if the Jefferson County bankruptcy plan is confirmed and is continuing its risk remediation efforts for its Jefferson County exposure.

In September 2010, AGM, together with TD Bank, National Association and Manufacturers and Traders Trust Company, as trustees, filed a complaint in the Court of Common Pleas of Dauphin County, Pennsylvania against The Harrisburg Authority, The City of Harrisburg, Pennsylvania, and the Treasurer of the City in connection with certain Resource Recovery Facility bonds and notes issued by The Harrisburg Authority, alleging, among other claims, breach of contract by both The Harrisburg Authority and The City of Harrisburg, and seeking remedies including an order of mandamus compelling the City to satisfy its obligations on the defaulted bonds and notes and the appointment of a receiver for The Harrisburg Authority ("RRF receiver"). The Commonwealth Court of Pennsylvania appointed a receiver for The City of Harrisburg (the “City receiver”) in December 2011. The City receiver filed a motion to intervene in the mandamus action and action for the appointment of the RRF receiver, and asserted that the provisions of Pennsylvania's Financially Distressed Municipalities Act (“Act 47”), which authorized his appointment, preempted AGM's statutory remedies. Subsequently, the City receiver has been negotiating the sale of Harrisburg's resource recovery facility and the lease of its parking system. On August 26, 2013, the City receiver filed a fiscal recovery plan for the City with the Commonwealth Court for its review and approval, and on September 23, 2013, the Commonwealth Court approved the fiscal recovery plan. AGM will dismiss the litigation if the recovery plan is effected.

On November 8, 2013, AGM filed a complaint in the U.S. Bankruptcy Court for the Eastern District of Michigan against the City seeking a declaratory judgment with respect to the City’s unlawful treatment of its Unlimited Tax General Obligation Bonds (the “Unlimited Tax Bonds”). The complaint seeks a declaratory judgment and court order establishing that, under Michigan law, the proceeds of ad valorem taxes levied and collected by the City for the sole purpose of repaying the Unlimited Tax Bonds are “restricted funds”, must be segregated and not co-mingled with other funds of the City, and the City is prohibited from using the restricted funds for any purposes other than repaying holders of the Unlimited Tax Bonds.

6.    Financial Guaranty Insurance Losses

Insurance Contracts' Loss Information

The following table provides balance sheet information on loss and loss adjustment expense ("LAE") reserves, net of reinsurance and salvage and subrogation recoverable.

Loss and LAE Reserve (Recovery)
and Salvage and Subrogation Recoverable
Net of Reinsurance
Insurance Contracts

	As of September 30, 2013			As of December 31, 2012
	Loss and LAE Reserve, net	Salvage and Subrogation Recoverable, net	Net	Loss and LAE Reserve, net	Salvage and Subrogation Recoverable, net	Net
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$3	$—	$3	$3	$—	$3
Alt-A first lien	105	52	53	93	—	93
Option ARM	33	38	(5)	52	216	(164)
Subprime	131	1	130	82	0	82
Total first lien	272	91	181	230	216	14
Second lien:
Closed-end second lien	5	47	(42)	5	72	(67)
HELOC	6	141	(135)	37	196	(159)
Total second lien	11	188	(177)	42	268	(226)
Total U.S. RMBS	283	279	4	272	484	(212)
TruPS	2	—	2	1	—	1
Other structured finance	143	5	138	197	4	193
U.S. public finance	177	48	129	104	134	(30)
Non-U.S. public finance	31	—	31	31	—	31
Total financial guaranty	636	332	304	605	622	(17)
Other	2	5	(3)	2	5	(3)
Subtotal	638	337	301	607	627	(20)
Effect of consolidating FG VIEs	(96)	(88)	(8)	(64)	(217)	153
Total (1)	$542	$249	$293	$543	$410	$133
____________________

(1)	See “Components of Net Reserves (Salvage)” table for loss and LAE reserve and salvage and subrogation recoverable components.

The following table reconciles the loss and LAE reserve and salvage and subrogation components on the consolidated balance sheet to the financial guaranty net reserves (salvage) in the financial guaranty BIG transaction loss summary tables.

Components of Net Reserves (Salvage)
Insurance Contracts

	As of September 30, 2013	As of December 31, 2012
	(in millions)
Loss and LAE reserve	$601	$601
Reinsurance recoverable on unpaid losses	(59)	(58)
Loss and LAE reserve, net	542	543
Salvage and subrogation recoverable	(275)	(456)
Salvage and subrogation payable(1)	26	46
Salvage and subrogation recoverable, net	(249)	(410)
Other recoveries(2)	(23)	(30)
Subtotal	(272)	(440)
Total	270	103
Less: other (non-financial guaranty business)	(3)	(3)
Financial guaranty net reserves (salvage)	$273	$106
____________________

(1)	Recorded as a component of reinsurance balances payable.

(2)	R&W recoveries recorded in other assets on the consolidated balance sheet.

Balance Sheet Classification of
Net Expected Recoveries for Breaches of R&W
Insurance Contracts

	As of September 30, 2013			As of December 31, 2012
	For all Financial Guaranty Insurance Contracts	Effect of Consolidating FG VIEs	Reported on Balance Sheet(1)	For all Financial Guaranty Insurance Contracts	Effect of Consolidating FG VIEs	Reported on Balance Sheet(1)
	(in millions)
Salvage and subrogation recoverable	$203	$(57)	$146	$449	$(169)	$280
Loss and LAE reserve	412	(29)	383	571	(33)	538
____________________

(1)	The remaining benefit for R&W is either recorded at fair value in FG VIE assets, or not recorded on the balance sheet until the expected loss, net of R&W, exceeds unearned premium reserve.

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

Reconciliation of Net Expected Loss to be Paid and
Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of September 30, 2013
(in millions)
Net expected loss to be paid	$604
Less: net expected loss to be paid for FG VIEs	52
Total	552
Contra-paid, net	94
Salvage and subrogation recoverable, net of reinsurance	244
Loss and LAE reserve, net of reinsurance	(540)
Other recoveries (1)	23
Net expected loss to be expensed (2)	$373
____________________

(1)	R&W recoveries recorded in other assets on the consolidated balance sheet.

(2)	Excludes $109 million as of September 30, 2013, related to consolidated FG VIEs.

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

Net Expected Loss to be Expensed
Insurance Contracts

As of September 30, 2013
(in millions)
2013 (October 1–December 31)	$12
2014	43
2015	40
2016	34
2017	29
2018 - 2022	103
2023 - 2027	54
2028 - 2032	30
After 2032	28
Total present value basis(1)	373
Discount	421
Total future value	$794

____________________

(1)	Consolidation of FG VIEs resulted in reductions of $109 million in net expected loss to be expensed.

The following table presents the loss and LAE recorded in the consolidated statements of operations by sector for non-derivative contracts. Amounts presented are net of reinsurance.

Loss and LAE
Reported on the
Consolidated Statements of Operations

	Third Quarter		Nine Months
	2013	2012	2013	2012
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$1	$1	$1	$2
Alt-A first lien	(7)	9	(7)	37
Option ARM	22	25	(39)	94
Subprime	31	9	65	33
Total first lien	47	44	20	166
Second lien:
Closed end second lien	—	(1)	19	1
HELOC	(28)	2	(44)	21
Total second lien	(28)	1	(25)	22
Total U.S. RMBS	19	45	(5)	188
TruPS	—	2	(1)	(4)
Other structured finance	(12)	1	(33)	2
U.S. public finance	47	2	121	47
Non-U.S. public finance	12	38	13	233
Subtotal	66	88	95	466
Other	—	—	—	(6)
Total insurance contracts before FG VIE consolidation	66	88	95	460
Effect of consolidating FG VIEs	(11)	(2)	(26)	(14)
Total loss and LAE	$55	$86	$69	$446

The following table provides information on non-derivative financial guaranty insurance contracts categorized as BIG. Previously, the Company had included securities purchased for loss mitigation purposes in its descriptions of its invested assets and its financial guaranty insured portfolio. Beginning with Third Quarter 2013, the Company will be excluding such loss mitigation securities from its disclosure about its financial guaranty insured portfolio (unless otherwise indicated); it has taken this approach as of both September 30, 2013 and December 31, 2012.

Financial Guaranty Insurance BIG Transaction Loss Summary
September 30, 2013

	BIG Categories (1)
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks(2)	154	(52)	76	(24)	136	(40)	366	—	366
Remaining weighted-average contract period (in years)	9.8	7.2	8.5	9.5	10.7	7.8	10.1	—	10.1
Outstanding exposure:
Principal	$8,795	$(1,342)	$2,772	$(235)	$3,884	$(296)	$13,578	$—	$13,578
Interest	4,432	(499)	1,350	(142)	1,531	(93)	6,579	—	6,579
Total(3)	$13,227	$(1,841)	$4,122	$(377)	$5,415	$(389)	$20,157	$—	$20,157
Expected cash outflows (inflows)	$1,593	$(508)	$806	$(93)	$2,686	$(123)	$4,361	$(703)	$3,658
Potential recoveries(4)	(1,759)	512	(395)	25	(1,766)	97	(3,286)	601	(2,685)
Subtotal	(166)	4	411	(68)	920	(26)	1,075	(102)	973
Discount	23	(1)	(135)	26	(391)	7	(471)	50	(421)
Present value of expected cash flows	$(143)	$3	$276	$(42)	$529	$(19)	$604	$(52)	$552
Deferred premium revenue	$359	$(60)	$163	$(23)	$447	$(52)	$834	$(190)	$644
Reserves (salvage)(5)	$(180)	$8	$142	$(32)	$351	$(8)	$281	$(8)	$273

Financial Guaranty Insurance BIG Transaction Loss Summary
December 31, 2012

	BIG Categories(1)
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks(2)	163	(66)	76	(22)	131	(41)	370	—	370
Remaining weighted-average contract period (in years)	10.2	9.2	10.6	15.1	9.0	6.0	10.0	—	10.0
Outstanding exposure:
Principal	$9,462	$(1,533)	$2,248	$(132)	$6,024	$(481)	$15,588	$—	$15,588
Interest	4,475	(591)	1,357	(127)	1,881	(117)	6,878	—	6,878
Total(3)	$13,937	$(2,124)	$3,605	$(259)	$7,905	$(598)	$22,466	$—	$22,466
Expected cash outflows (inflows)	$1,914	$(687)	$863	$(58)	$2,720	$(146)	$4,606	$(738)	$3,868
Potential recoveries(4)	(2,356)	677	(509)	18	(1,911)	117	(3,964)	798	(3,166)
Subtotal	(442)	(10)	354	(40)	809	(29)	642	60	702
Discount	12	8	(107)	14	(216)	2	(287)	36	(251)
Present value of expected cash flows	$(430)	$(2)	$247	$(26)	$593	$(27)	$355	$96	$451
Deferred premium revenue	$265	$(32)	$227	$(15)	$604	$(83)	$966	$(251)	$715
Reserves (salvage)(5)	$(485)	$10	$102	$(18)	$347	$(3)	$(47)	$153	$106
 ____________________

(1)
In Third Quarter 2013, the Company adjusted its approach to assigning internal ratings. See "Refinement of Approach to Internal Credit Ratings and Surveillance Categories" in Note 3, Outstanding Exposure. This approach is reflected in the "Financial Guaranty Insurance BIG Transaction Loss Summary" tables as of both September 30, 2013 and December 31, 2012.

(2)
A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making Debt Service payments. The ceded number of risks represents the number of risks for which the Company ceded a portion of its exposure.

(3)	Includes BIG amounts related to FG VIEs.

(4)	Includes estimated future recoveries for breaches of R&W as well as excess spread, and draws on HELOCs.

(5)	See table “Components of net reserves (salvage).”

Ratings Impact on Financial Guaranty Business

A downgrade of one of the Company’s insurance subsidiaries may result in increased claims under financial guaranties issued by the Company, if the insured obligors were unable to pay.

For example, AGM has issued financial guaranty insurance policies in respect of the obligations of municipal obligors under interest rate swaps. Under the swaps, AGM insures periodic payments owed by the municipal obligors to the bank counterparties. Under certain of the swaps, AGM also insures termination payments that may be owed by the municipal obligors to the bank counterparties. If (i) AGM has been downgraded below the rating trigger set forth in a swap under which it has insured the termination payment, which rating trigger varies on a transaction by transaction basis; (ii) the municipal obligor has the right to cure by, but has failed in, posting collateral, replacing AGM or otherwise curing the downgrade of AGM; (iii) the transaction documents include as a condition that an event of default or termination event with respect to the municipal obligor has occurred, such as the rating of the municipal obligor being downgraded past a specified level, and such condition has been met; (iv) the bank counterparty has elected to terminate the swap; (v) a termination payment is payable by the municipal obligor; and (vi) the municipal obligor has failed to make the termination payment payable by it, then AGM would be required to pay the termination payment due by the municipal obligor, in an amount not to exceed the policy limit set forth in the financial guaranty insurance policy. At AGM's current financial strength ratings, if the conditions giving rise to the obligation of AGM to make a termination payment under the swap termination policies were all satisfied, then AGM could pay claims in an amount not exceeding approximately $101 million in respect of such termination payments. Taking into consideration whether the rating of the municipal obligor is below any applicable specified trigger, if the financial strength ratings of AGM were further downgraded below "A" by S&P or below "A2" by Moody's, and the conditions giving rise to the obligation of AGM to make a payment under the swap policies were all satisfied, then AGM could pay claims in an additional amount not exceeding approximately $296 million in respect of such termination payments.

As another example, with respect to variable rate demand obligations ("VRDOs") for which a bank has agreed to provide a liquidity facility, a downgrade of AGM or AGC may provide the bank with the right to give notice to bondholders that the bank will terminate the liquidity facility, causing the bondholders to tender their bonds to the bank. Bonds held by the bank accrue interest at a “bank bond rate” that is higher than the rate otherwise borne by the bond (typically the prime rate plus 2.00% — 3.00%, and capped at the lesser of 25% and the maximum legal limit). In the event the bank holds such bonds for longer than a specified period of time, usually 90-180 days, the bank has the right to demand accelerated repayment of bond principal, usually through payment of equal installments over a period of not less than five years. In the event that a municipal obligor is unable to pay interest accruing at the bank bond rate or to pay principal during the shortened amortization period, a claim could be submitted to AGM or AGC under its financial guaranty policy. As of September 30, 2013, AGM and AGC had insured approximately $7.4 billion net par of VRDOs, of which approximately $0.4 billion of net par constituted VRDOs issued by municipal obligors rated BBB- or lower pursuant to the Company’s internal rating. The specific terms relating to the rating levels that trigger the bank’s termination right, and whether it is triggered by a downgrade by one rating agency or a downgrade by all rating agencies then rating the insurer, vary depending on the transaction.

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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company may refine its methodologies and assumptions. During Nine Months 2013, no changes were made to the Company’s valuation models that had or are expected to have, a material impact on the Company’s consolidated balance sheets or statements of operations and comprehensive income.

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

Prices determined based upon model processes where at least one significant model assumption or input is unobservable, are considered to be Level 3 in the fair value hierarchy. At September 30, 2013, the Company used model processes to price 38 fixed maturity securities, which was 7.5% or $800 million of the Company’s fixed maturity securities and short-term investments at fair value. Level 3 securities were priced with the assistance of an independent third-party. The pricing is based on a discounted cash flow approach using the third-party’s proprietary pricing models. The models use inputs such as projected prepayment speeds;  severity assumptions; recovery lag assumptions; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price depreciation/appreciation rates based on macroeconomic forecasts and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the bond including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs could materially change the expected timing of cash flows within these securities which is a significant factor in determining the fair value of the securities.

Other Invested Assets

Other invested assets includes certain investments that are carried and measured at fair value on a recurring basis and non-recurring basis, as well as assets not carried at fair value. Within other invested assets, $73 million are carried at fair value on a recurring basis as of September 30, 2013. These assets comprise certain short-term investments and fixed maturity securities classified as trading and are Level 2 in the fair value hierarchy. Also carried at fair value on a recurring basis are $0.3 million in notes classified as Level 3 in the fair value hierarchy. The fair value of these notes is determined by calculating the present value of the expected cash flows. The unobservable inputs used in the fair value measurement of the notes are discount rate, prepayment speed and default rate.

Within other invested assets, $6 million are carried at fair value on a non-recurring basis as of September 30, 2013. These assets are comprised of mortgage loans which are classified as Level 3 in the fair value hierarchy as there are significant unobservable inputs used in the valuation of such loans. The non-performing portion of these mortgage loans is valued using an average recovery rate. The performing loans are valued using management’s determination of future cash flows arising from these loans, discounted at the rate of return that would be required by a market participant. The unobservable inputs used in the fair value measurement of the mortgage loans are discount rate, recovery on delinquent loans, loss severity, prepayment speed and default rate.

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

The fair value of the Company’s credit derivative contracts represents the difference between the present value of remaining premiums the Company expects to receive or pay for the credit protection under the contract and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge or pay the Company for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual cash flows are the most readily observable inputs since they are based on the CDS contractual terms. These cash flows include premiums to be received or paid under the terms of the contract. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. If credit spreads of the underlying obligations change, the fair value of the related credit derivative changes. Market liquidity also affects valuations of the underlying obligations. Consistent with the previous several years, market conditions at September 30, 2013 were such that market prices of the Company’s CDS contracts were not available. Since market prices were not available, the Company used proprietary valuation models that used both unobservable and observable market data inputs as described under “Assumptions and Inputs” below. These models are primarily developed internally based on market conventions for similar transactions.

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

The expected future premium cash flows for the Company’s credit derivatives were discounted at rates ranging from 0.18% to 3.66% at September 30, 2013 and 0.21% to 2.81% at December 31, 2012.

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

•	Actual collateral specific credit spreads (if up-to-date and reliable market-based spreads are available).

•	Deals priced or closed during a specific quarter within a specific asset class and specific rating.

•	Credit spreads interpolated based upon market indices.

•	Credit spreads provided by the counterparty of the CDS.

•	Credit spreads extrapolated based upon transactions of similar asset classes, similar ratings, and similar time to maturity.

Information by Credit Spread Type (1)

	As of September 30, 2013	As of December 31, 2012
Based on actual collateral specific spreads	6%	6%
Based on market indices	87%	88%
Provided by the CDS counterparty	7%	6%
Total	100%	100%
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

The Company interpolates a curve based on the historical relationship between the premium the Company receives when a credit derivative is close to the daily closing price of the market index related to the specific asset class and rating of the deal. This curve indicates expected credit spreads at each indicative level on the related market index. For transactions with unique terms or characteristics where no price quotes are available, management extrapolates credit spreads based on an alternative transaction for which the Company has received a spread quote from one of the first three sources within the Company’s spread hierarchy. This alternative transaction will be within the same asset class, have similar underlying assets, similar credit ratings, and similar time to maturity. The Company then calculates the percentage of relative spread change quarter over quarter for the alternative transaction. This percentage change is then applied to the historical credit spread of the transaction for which no price quote was received in order to calculate the transactions’ current spread. Counterparties determine credit spreads by reviewing new issuance pricing for specific asset classes and receiving price quotes from their trading desks for the specific asset in question. These quotes are validated by cross-referencing quotes received from one market source with those quotes received from another market source to ensure reasonableness.

The premium the Company receives is referred to as the “net spread.” The Company’s pricing model takes into account not only how credit spreads on risks that it assumes affect pricing, but also how the Company’s own credit spread affects the pricing of its deals. The Company’s own credit risk is factored into the determination of net spread based on the impact of changes in the quoted market price for credit protection bought on the Company, as reflected by quoted market prices on CDS referencing AGC or AGM. For credit spreads on the Company’s name the Company obtains the quoted price of CDS contracts traded on AGC and AGM from market data sources published by third parties. The cost to acquire CDS protection referencing AGC or AGM affects the amount of spread on CDS deals that the Company retains and, hence, their fair value. As the cost to acquire CDS protection referencing AGC or AGM increases, the amount of premium the Company retains on a deal generally decreases. As the cost to acquire CDS protection referencing AGC or AGM decreases, the amount of premium the Company retains on a deal generally increases. In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts. Given the current market conditions and the Company’s own credit spreads, approximately 48% and 71%, based on number of deals, of the Company's CDS contracts are fair valued using this minimum premium as of September 30, 2013 and December 31, 2012, respectively. The change period over period is driven by AGM's and AGC's credit spreads narrowing to levels supported by today's economy. As a result of this, the cost to hedge AGC's and AGM's names has declined significantly causing more transactions to price above previously established floor levels. The Company corroborates the assumptions in its fair value model, including the portion of exposure to AGC and AGM hedged by its counterparties, with independent third parties each reporting period. The current level of AGC’s and AGM’s own credit spread has resulted in the bank or deal originator hedging a significant portion of its exposure to AGC and AGM. This reduces the amount of contractual cash flows AGC and AGM can capture as premium for selling its protection.

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

The primary weaknesses of the Company’s CDS modeling techniques are:

•	There is no exit market or actual exit transactions. Therefore the Company’s exit market is a hypothetical one based on the Company’s entry market.

•	There is a very limited market in which to validate the reasonableness of the fair values developed by the Company’s model.

•	At September 30, 2013 and December 31, 2012, the markets for the inputs to the model were highly illiquid, which impacts their reliability.

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

The FG VIEs that are consolidated by the Company issued securities collateralized by HELOCs, first lien and second lien RMBS, subprime automobile loans, and other loans and receivables. The lowest level input that is significant to the fair value measurement of these assets and liabilities in its entirety was a Level 3 input (i.e. unobservable), therefore management classified them as Level 3 in the fair value hierarchy. Prices were generally determined with the assistance of an independent third-party. The pricing is based on a discounted cash flow approach and the third-party’s proprietary pricing models. The models to price the FG VIEs’ liabilities used, where appropriate, inputs such as estimated prepayment speeds; market values of the assets that collateralize the securities; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); yields implied by market prices for similar securities; house price depreciation/appreciation rates based on macroeconomic forecasts and, for those liabilities insured by the Company, the benefit from the Company’s insurance policy guaranteeing the timely payment of principal and interest for the FG VIE tranches insured by the Company, taking into account the timing of the potential default and the Company’s own credit rating. The third-party also utilizes an internal model to determine an appropriate yield at which to discount the cash flows of the security, by factoring in collateral types, weighted-average lives, and other structural attributes specific to the security being priced. The expected yield is further calibrated by utilizing algorithm’s designed to aggregate market color, received by the third-party, on comparable bonds.

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
As of September 30, 2013

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed maturity securities
U.S. government and agencies	$717	$—	$717	$—
Obligations of state and political subdivisions	5,249	—	5,208	41
Corporate securities	1,345	—	1,213	132
Mortgage-backed securities:
RMBS	1,120	—	833	287
Commercial mortgage-backed securities ("CMBS")	523	—	523	—
Asset-backed securities	614	—	274	340
Foreign government securities	305	—	305	—
Total fixed maturity securities	9,873	—	9,073	800
Short-term investments	761	516	245	—
Other invested assets (1)	79	—	73	6
Credit derivative assets	106	—	—	106
FG VIEs’ assets, at fair value	2,515	—	—	2,515
Other assets(2)	67	24	11	32
Total assets carried at fair value	$13,401	$540	$9,402	$3,459
Liabilities:
Credit derivative liabilities	$2,027	$—	$—	$2,027
FG VIEs’ liabilities with recourse, at fair value	1,828	—	—	1,828
FG VIEs’ liabilities without recourse, at fair value	1,047	—	—	1,047
Total liabilities carried at fair value	$4,902	$—	$—	$4,902

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2012

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
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
 ____________________

(1)
Includes mortgage loans that are recorded at fair value on a non-recurring basis. At September 30, 2013 and December 31, 2012, such investments were carried at their fair value of $6 million and $7 million, respectively.

(2)    Includes fair value of CCS and supplemental executive retirement plan assets.

Changes in Level 3 Fair Value Measurements

The table below presents a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during Third Quarter 2013 and 2012 and Nine Months 2013 and 2012.

Fair Value Level 3 Rollforward
Recurring Basis
Third Quarter 2013

	Fixed Maturity Securities
	Obligations of State and Political Subdivisions		RMBS		Asset- Backed Securities		Corporate Securities		Other Invested Assets		FG VIEs’ Assets at Fair Value		Other Assets		Credit Derivative Asset (Liability), net(5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of June 30, 2013	$36		$276		$300		$—		$2		$2,674		$23		$(2,248)		$(1,940)		$(1,134)
Total pretax realized and unrealized gains/(losses) recorded in:(1)
Net income (loss)	—	(2)	4	(2)	6	(2)	1	(2)	0	(7)	(30)	(3)	9	(4)	354	(6)	28	(3)	35	(3)
Other comprehensive income (loss)	6		12		(2)		4		0		—		—		—		—		—
Purchases	—		9		38		130	(8)	—		—		—		—		—		—
Settlements	(1)		(14)		(2)		(3)		(2)		(113)		—		(27)		84		36
FG VIE consolidations	—		—		—		—		—		—		—		—		—		—
FG VIE deconsolidations	—		—		—		—		—		(16)		—		—		—		16
Fair value as of September 30, 2013	$41		$287		$340		$132		$0		$2,515		$32		$(1,921)		$(1,828)		$(1,047)
Change in unrealized gains/(losses) related to financial instruments held as of September 30, 2013	$5		$12		$(2)		$4		$0		$20		$9		$331		$24		$(20)

Fair Value Level 3 Rollforward
Recurring Basis
Third Quarter 2012

	Fixed Maturity Securities
	Obligations of state and political subdivisions	RMBS		Asset Backed Securities		Other Invested Assets	FG VIEs’ Assets at Fair Value		Other Assets		Credit Derivative Asset (Liability), net(5)		FG VIEs’ Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of June 30, 2012	$10	$167		$274		$1	$2,726		$44		$(1,666)		$(2,239)		(1,042)
Total pretax realized and unrealized gains/(losses) recorded in:(1)
Net income (loss)	0	4	(2)	6	(2)	—	91	(3)	(2)	(4)	(36)	(6)	(51)	(3)	(19)	(3)
Other comprehensive income (loss)	0	13		20		—	—		—		—		—		—
Purchases	1	42		1		—	—		—		—		—		—
Settlements	—	(17)		(2)		—	(124)		—		1		121		43
FG VIE consolidations	—	—		—		—	—		—		—		—		—
Fair value as of September 30, 2012	$11	$209		$299		$1	$2,693		$42		$(1,701)		$(2,169)		(1,018)
Change in unrealized gains/(losses) related to financial instruments held as of September 30, 2012	$0	$10		$20		$—	$165		$(2)		$(39)		$(55)		(58)

Fair Value Level 3 Rollforward
Recurring Basis
Nine Months 2013

	Fixed Maturity Securities
	Obligations of State and Political Subdivisions		RMBS		Asset- Backed Securities		Corporate Securities		Other Invested Assets		FG VIEs’ Assets at Fair Value		Other Assets		Credit Derivative Asset (Liability), net(5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2012	$35		$219		$306		$—		$1		$2,688		$36		$(1,793)		$(2,090)		$(1,051)
Total pretax realized and unrealized gains/(losses) recorded in:(1)
Net income (loss)	1	(2)	15	(2)	15	(2)	1	(2)	(1)	(7)	526	(3)	(4)	(4)	(164)	(6)	(135)	(3)	(157)	(3)
Other comprehensive income (loss)	7		16		(24)		4		2		—		—		—		—		—
Purchases	—		79		49		130	(8)	—		—		—		—		—		—
Settlements	(2)		(42)		(6)		(3)		(2)		(553)		—		36		274		135
FG VIE consolidations	—		—		—		—		—		48		—		—		(12)		(37)
FG VIE deconsolidations	—		—		—		—		—		(194)		—		—		135		63
Fair value as of September 30, 2013	$41		$287		$340		$132		$0		$2,515		$32		$(1,921)		$(1,828)		$(1,047)
Change in unrealized gains/(losses) related to financial instruments held as of September 30, 2013	$7		$16		$(23)		$4		$2		$450		$(4)		$14		$(141)		$(246)

Fair Value Level 3 Rollforward
Recurring Basis
Nine Months 2012

	Fixed Maturity Securities
	Obligations of State and Political Subdivisions		RMBS		Asset- Backed Securities		Other Invested Assets	FG VIEs’ Assets at Fair Value		Other Assets		Credit Derivative Asset (Liability), net(5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2011	$10		$134		$235		$2	$2,819		$54		$(1,304)		$(2,397)		$(1,061)
Total pretax realized and unrealized gains/(losses) recorded in:(1)
Net income (loss)	0	(2)	9	(2)	20	(2)	—	266	(3)	(12)	(4)	(466)	(6)	(150)	(3)	(112)	(3)
Other comprehensive income (loss)	1		6		8		(1)	—		—		—		—		—
Purchases	1		97		41		—	—		—		—		—		—
Settlements	(1)		(37)		(5)		—	(407)		—		69		398		155
FG VIE consolidations	—		—		—		—	15		—		—		(20)		—
Fair value as of September 30, 2012	$11		$209		$299		$1	$2,693		$42		$(1,701)		$(2,169)		$(1,018)
Change in unrealized gains/(losses) related to financial instruments held as of September 30, 2012	$1		$2		$8		$(1)	$468		$(12)		$(391)		$(180)		$(213)
______________

(1)
Realized and unrealized gains (losses) from changes in values of Level 3 financial instruments represent gains (losses) from changes in values of those financial instruments only for the periods in which the instruments were classified as Level 3.

(2)	Included in net realized investment gains (losses) and net investment income.

(3)	Included in fair value gains (losses) on FG VIEs.

(4)	Recorded in fair value gains (losses) on CCS.

(5)	Represents net position of credit derivatives. The consolidated balance sheet presents gross assets and liabilities based on net counterparty exposure.

(6)	Reported in net change in fair value of credit derivatives.

(7)	Reported in other income.

(8)	Non-cash transaction.

Level 3 Fair Value Disclosures

Quantitative Information About Level 3 Fair Value Inputs
At September 30, 2013

Financial Instrument Description	Fair Value at September 30, 2013 (in millions)	Valuation Technique	Significant Unobservable Inputs	Range
Assets:
Fixed maturity securities:
Obligations of state and political subdivisions	$41	Discounted	Rate of inflation	1.0%	-	3.0%
		cash flow	Cash flow receipts	0.5%	-	94.4%
			Yield	4.6%		9.0%
			Collateral recovery period	1 month	-	41 years

Corporate	132	Discounted	Yield	8.0%
		cash flow

RMBS	287	Discounted	CPR	1.0%	-	7.5%
		cash flow	CDR	4.4%	-	27.8%
			Severity	48.0%	-	102.7%
			Yield	3.0%	-	10.8%
Asset-backed securities:
Whole business securitization	63	Discounted cash flow	Annual gross revenue projections (in millions)	$54	-	$96
			Value of primary financial guaranty policy	54.5%
			Liquidity discount	5.0%	-	20.0%

Investor owned utility	165	Discounted cash flow	Liquidation value (in millions)	$215	-	$287
			Years to liquidation	0 years	-	1.25 years
			Collateral recovery period	3 months	-	6 years
			Discount factor	15.3%

XXX life insurance transactions	112	Discounted	Yield	12.5%
		cash flow

Other invested assets	6	Discounted cash flow	Discount for lack of liquidity	10.0%	-	20.0%
			Recovery on delinquent loans	20.0%	-	60.0%
			Default rates	1.0%	-	12.0%
			Loss severity	40.0%	-	90.0%
			Prepayment speeds	6.0%	-	15.0%

FG VIEs’ assets, at fair value	2,515	Discounted	CPR	0.6%	-	11.8%
		cash flow	CDR	2.8%	-	27.8%
			Loss severity	38.1%	-	106.4%
			Yield	4.4%	-	9.0%

Financial Instrument Description	Fair Value at September 30, 2013 (in millions)	Valuation Technique	Significant Unobservable Inputs	Range
Other assets	32	Discounted cash flow	Quotes from third party pricing	$45	-	$51
			Term (years)	3 years

Liabilities:
Credit derivative liabilities, net	(1,921)	Discounted	Year 1 loss estimates	0.0%	-	58.0%
		cash flow	Hedge cost (in bps)	46.3	-	502.0
			Bank profit (in bps)	1.0	-	1,389.9
			Internal floor (in bps)	7.0	-	100.0
			Internal credit rating	AAA	-	BIG

FG VIEs’ liabilities, at fair value	(2,875)	Discounted	CPR	0.6%	-	11.8%
		cash flow	CDR	2.8%	-	27.8%
			Loss severity	38.1%	-	106.4%
			Yield	4.4%	-	9.0%

Quantitative Information About Level 3 Fair Value Inputs
At December 31, 2012

Financial Instrument Description	Fair Value at December 31, 2012 (in millions)	Valuation Technique	Significant Unobservable Inputs	Range
Assets:
Fixed maturity securities:
Obligations of state and political subdivisions	$35	Discounted	Rate of inflation	1.0%	-	3.0%
		cash flow	Cash flow receipts	4.9%	-	85.8%
			Discount rates	4.3%		9.0%
			Collateral recovery period	1 month	-	43 years

RMBS	219	Discounted	CPR	0.8%	-	7.5%
		cash flow	CDR	4.4%	-	28.6%
			Severity	48.1%	-	102.8%
			Yield	3.5%	-	12.8%
Asset-backed securities:
Whole business securitization	63	Discounted cash flow	Annual gross revenue projections (in millions)	$54	-	$96
			Value of primary financial guaranty policy	43.8%
			Liquidity discount	5.0%	-	20.0%

Investor owned utility	186	Discounted cash flow	Liquidation value (in millions)	$212	-	$242
			Years to liquidation	0 years	-	3 years
			Discount factor	15.3%

XXX life insurance transactions	57	Discounted	Yield	12.5%
		cash flow

Other invested assets	8	Discounted cash flow	Discount for lack of liquidity	10.0%	-	20.0%
			Recovery on delinquent loans	20.0%	-	60.0%
			Default rates	1.0%	-	12.0%
			Loss severity	40.0%	-	90.0%
			Prepayment speeds	6.0%	-	15.0%

FG VIEs’ assets, at fair value	2,688	Discounted	CPR	0.5%	-	10.9%
		cash flow	CDR	3.0%	-	28.6%
			Loss severity	37.5%	-	103.8%
			Yield	4.5%	-	20.0%

Financial Instrument Description	Fair Value at December 31, 2012 (in millions)	Valuation Technique	Significant Unobservable Inputs	Range
Other assets	36	Discounted cash flow	Quotes from third party pricing	$38	-	$51
			Term (years)	3 years

Liabilities:
Credit derivative liabilities, net	(1,793)	Discounted	Year 1 loss estimates	0.0%	-	58.7%
		cash flow	Hedge cost (in bps)	64.2	-	678.4
			Bank profit (in bps)	1.0	-	1,312.9
			Internal floor (in bps)	7.0	-	60.0
			Internal credit rating	AAA	-	BIG

FG VIEs’ liabilities, at fair value	(3,141)	Discounted	CPR	0.5%	-	10.9%
		cash flow	CDR	3.0%	-	28.6%
			Loss severity	37.5%	-	103.8%
			Yield	4.5%	-	20.0%

The carrying amount and estimated fair value of the Company’s financial instruments are presented in the following table.

Fair Value of Financial Instruments

	As of September 30, 2013		As of December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets:
Fixed maturity securities	$9,873	$9,873	$10,056	$10,056
Short-term investments	761	761	817	817
Other invested assets	102	110	177	182
Credit derivative assets	106	106	141	141
FG VIEs’ assets, at fair value	2,515	2,515	2,688	2,688
Other assets	164	164	166	166
Liabilities:
Financial guaranty insurance contracts(1)	3,694	5,786	3,918	6,537
Long-term debt	819	992	836	1,091
Credit derivative liabilities	2,027	2,027	1,934	1,934
FG VIEs’ liabilities with recourse, at fair value	1,828	1,828	2,090	2,090
FG VIEs’ liabilities without recourse, at fair value	1,047	1,047	1,051	1,051
Other liabilities	42	42	47	47
____________________

(1)	Carrying amount includes the assets and liabilities related to financial guaranty insurance contract premiums, losses, and salvage and subrogation and other recoverables net of reinsurance.

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

Credit Derivative Net Par Outstanding by Sector

The estimated remaining weighted average life of credit derivatives was 4.1 years at September 30, 2013 and 3.7 years at December 31, 2012. The components of the Company’s credit derivative net par outstanding are presented below.

Credit Derivatives Net Par Outstanding

	As of September 30, 2013				As of December 31, 2012
Asset Type	Net Par Outstanding	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Rating	Net Par Outstanding	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Rating
	(dollars in millions)
Pooled corporate obligations:
Collateralized loan obligation/collateral bond obligations	$20,858	32.4%	34.2%	AAA	$29,142	32.8%	33.3%	AAA
Synthetic investment grade pooled corporate	9,716	21.6	19.7	AAA	9,658	21.6	19.7	AAA
Synthetic high yield pooled corporate	2,690	47.2	41.1	AAA	3,626	35.0	30.3	AAA
TruPS CDOs	3,673	45.9	33.6	BB+	4,099	46.5	32.7	BB
Market value CDOs of corporate obligations	3,113	31.2	31.9	AAA	3,595	30.1	32.0	AAA
Total pooled corporate obligations	40,050	31.9	30.9	AAA	50,120	31.7	30.4	AAA
U.S. RMBS:
Option ARM and Alt-A first lien	2,995	19.8	8.0	BB	3,381	20.2	10.4	B+
Subprime first lien	3,067	30.2	50.8	AA-	3,494	29.8	52.6	A+
Prime first lien	278	10.9	3.2	B	333	10.9	5.2	B
Closed end second lien and HELOCs	25	—	—	CCC	49	—	—	B-
Total U.S. RMBS	6,365	24.3	28.3	BBB	7,257	24.2	30.4	BBB
CMBS	3,781	33.3	42.0	AAA	4,094	33.3	41.8	AAA
Other	8,913	—	—	A	9,310	—	—	A-
Total	$59,109			AA+	$70,781			AA+
____________________

(1)	Represents the sum of subordinate tranches and over-collateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

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

The Company’s exposure to “Other” CDS contracts is also highly diversified. It includes $3.2 billion of exposure to three pooled infrastructure transactions comprising diversified pools of international infrastructure project transactions and loans to regulated utilities. These pools were all structured with underlying credit enhancement sufficient for the Company to attach at AAA levels at origination. The remaining $5.7 billion of exposure in “Other” CDS contracts comprises numerous deals across various asset classes, such as commercial receivables, international RMBS, infrastructure, regulated utilities and consumer receivables. Of the total net par outstanding in the "Other" sector, $0.5 million is rated BIG.

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	As of September 30, 2013		As of December 31, 2012
Ratings	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
AAA	$41,753	70.6%	$50,918	71.9%
AA	3,660	6.2	3,083	4.4
A	3,592	6.1	5,487	7.8
BBB	5,125	8.7	4,584	6.4
BIG	4,979	8.4	6,709	9.5
Total credit derivative net par outstanding	$59,109	100.0%	$70,781	100.0%

Net Change in Fair Value of Credit Derivatives

Net Change in Fair Value of Credit Derivatives Gain (Loss)

	Third Quarter		Nine Months
	2013	2012	2013	2012
	(in millions)
Net credit derivative premiums received and receivable	$24	$33	$92	$96
Net ceding commissions (paid and payable) received and receivable	0	0	1	0
Realized gains on credit derivatives	24	33	93	96
Terminations	—	—	—	(1)
Net credit derivative losses (paid and payable) recovered and recoverable	0	(31)	(137)	(173)
Total realized gains (losses) and other settlements on credit derivatives	24	2	(44)	(78)
Net unrealized gains (losses) on credit derivatives	330	(38)	(120)	(388)
Net change in fair value of credit derivatives	$354	$(36)	$(164)	$(466)

In Third Quarter 2013 and 2012, CDS contracts totaling $0.3 billion and $0.3 billion in net par were terminated, resulting in accelerations of credit derivative revenues of $0.1 million in Third Quarter 2013 and $0.4 million in Third Quarter 2012. In Nine Months 2013 and 2012, CDS contracts totaling $3.3 billion and $1.1 billion in net par were terminated, resulting in accelerations of credit derivative revenues of $15 million in Nine Months 2013 and $1 million in Nine Months 2012. In Nine Months 2013, in addition to the CDS terminations mentioned above, the Company terminated a film securitization CDS for a payment of $120 million which was recorded in realized gains (losses) and other settlements on credit derivatives, with a corresponding release of the unrealized loss recorded in unrealized gains (losses) on credit derivatives of $127 million for a net change in fair value of credit derivatives of $7 million.

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

Net Change in Unrealized Gains (Losses) on Credit Derivatives By Sector

	Third Quarter		Nine Months
Asset Type	2013	2012	2013	2012
	(in millions)
Pooled corporate obligations	$96	$32	$(43)	$62
U.S. RMBS	195	(78)	(248)	(457)
CMBS	3	—	(1)	—
Other	36	8	172	7
Total	$330	$(38)	$(120)	$(388)

During Third Quarter 2013, unrealized fair value gains were generated primarily in the U.S. RMBS prime first lien, Alt-A, Option ARM and subprime sectors, as well as pooled corporate obligations, due to tighter implied net spreads. The tighter implied net spreads were primarily a result of the increased cost to buy protection in AGC’s name as the market cost of AGC’s credit protection increased significantly during the period. These transactions were pricing at or above their floor levels (or the minimum rate at which the Company would consider assuming these risks based on historical experience); therefore when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, increased the implied spreads that the Company would expect to receive on these transactions decreased. The cost of AGM’s credit protection also increased during Third Quarter 2013, but did not lead to significant fair value gains, as a significant portion of AGM policies continue to price at floor levels.

During Nine Months 2013, U.S. RMBS unrealized fair value losses were generated primarily in the prime first lien, Alt-A, Option ARM and subprime RMBS sectors primarily as a result of the decreased cost to buy protection in AGC's name as the market cost of AGC's credit protection decreased. These transactions were pricing above their floor levels; therefore when the cost of purchasing CDS protection on AGC decreased, the implied spreads that the Company would expect to receive on these transactions increased. The cost of AGM's credit protection also decreased during Nine Months 2013, but did not lead to significant fair value losses, as the majority of AGM policies continue to price at floor levels. These unrealized fair value losses were partially offset by unrealized fair value gains in the Other sector driven primarily by the termination of a film securitization transaction and price improvement on a XXX life securitization transaction.

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

During Nine Months 2012, the cost to buy protection on AGC's name declined. This led to U.S. RMBS unrealized fair value losses which were generated primarily in the prime first lien, Alt-A and Option ARM RMBS sectors due to wider implied net spreads. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC's name as the market cost of AGC's credit protection decreased. These transactions were pricing above their floor levels; therefore when the cost of purchasing CDS protection on AGC decreased, the implied spreads that the Company would expect to receive on these transactions increased. The cost of AGM's credit protection also decreased during Nine Months 2012, but did not lead to significant fair value losses, as the majority of AGM policies continue to price at floor levels. In addition, Nine Months 2012 included an $85 million unrealized gain relating to R&W benefits from the agreement with Deutsche Bank.

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

Five-Year CDS Spread on AGC and AGM

	As of September 30, 2013	As of June 30, 2013	As of December 31, 2012	As of September 30, 2012	As of June 30, 2012	As of December 31, 2011
Quoted price of CDS contract (in basis points):
AGC	465	343	678	780	904	1,140
AGM	502	365	536	638	652	778

One-Year CDS Spread on AGC and AGM

	As of September 30, 2013	As of June 30, 2013	As of December 31, 2012	As of September 30, 2012	As of June 30, 2012	As of December 31, 2011
Quoted price of CDS contract (in basis points):
AGC	185	57	270	458	629	965
AGM	215	72	257	333	416	538

	As of September 30, 2013	As of December 31, 2012
	(in millions)
Fair value of credit derivatives before effect of AGC and AGM credit spreads	$(3,955)	$(4,809)
Plus: Effect of AGC and AGM credit spreads	2,034	3,016
Net fair value of credit derivatives	$(1,921)	$(1,793)

The fair value of CDS contracts at September 30, 2013, before considering the implications of AGC’s and AGM’s credit spreads, is a direct result of continued wide credit spreads in the fixed income security markets and ratings downgrades. The asset classes that remain most affected are 2005-2007 vintages of prime first lien, Alt-A, Option ARM, subprime RMBS deals as well as trust-preferred and pooled corporate securities. Comparing September 30, 2013 with December 31, 2012, there was a narrowing of spreads primarily related to Alt-A first lien, Option ARM, and subprime RMBS transactions, as well as the Company's pooled corporate obligations. This narrowing of spreads combined with the run-off of par outstanding and termination of securities, resulted in a gain of approximately $854 million, before taking into account AGC’s or AGM’s credit spreads.

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

Net Fair Value and Expected Losses of Credit Derivatives by Sector

	Fair Value of Credit Derivative Asset (Liability), net		Present Value of Expected Claim (Payments) Recoveries(1)
Asset Type	As of September 30, 2013	As of December 31, 2012	As of September 30, 2013	As of December 31, 2012
	(in millions)
Pooled corporate obligations	$(40)	$6	$(33)	$(16)
U.S. RMBS	(1,487)	(1,237)	(175)	(181)
CMBS	(3)	(2)	—	—
Other	(391)	(560)	44	(85)
Total	$(1,921)	$(1,793)	$(164)	$(282)
 ____________________

(1)
Represents amount in excess of the present value of future installment fees to be received of $41 million as of September 30, 2013 and $43 million as of December 31, 2012. Includes R&W benefit of $174 million as of September 30, 2013 and $237 million as of December 31, 2012.

Ratings Sensitivities of Credit Derivative Contracts

Within the Company’s insured CDS portfolio, the transaction documentation for approximately $1.7 billion in CDS gross par insured as of September 30, 2013 provides that a downgrade of AGC's financial strength rating below BBB- or Baa3 would constitute a termination event that would allow the CDS counterparty to terminate the affected transactions. If the CDS counterparty elected to terminate the affected transactions, AGC could be required to make a termination payment (or may be entitled to receive a termination payment from the CDS counterparty). The Company does not believe that it can accurately estimate the termination payments AGC could be required to make if, as a result of any such downgrade, the CDS counterparty terminated the affected transactions. These payments could have an adverse effect on the Company’s liquidity and financial condition.

The transaction documentation for approximately $11.2 billion in CDS gross par insured as of September 30, 2013 requires certain of the Company's insurance subsidiaries to post eligible collateral to secure its obligation to make payments under such contracts. Eligible collateral is generally cash or U.S. government or agency securities; eligible collateral other than cash is valued at a discount to the face amount. For approximately $10.8 billion of such contracts, AGC has negotiated caps such that the posting requirement cannot exceed a certain fixed amount, regardless of the mark-to-market valuation of the exposure or the financial strength ratings of AGC. For such contracts, AGC need not post on a cash basis more than $675 million, which amount is already being posted by AGC and is part of the approximately $681 million posted by the Company's insurance subsidiaries. For the remaining approximately $373 million of such contracts, the Company could be required from time to time to post additional collateral based on movements in the mark-to-market valuation of the underlying exposure. Of the $681 million being posted by the Company's insurance subsidiaries, approximately $64 million relate to such $373 million of notional.

Sensitivity to Changes in Credit Spread

The following table summarizes the estimated change in fair values on the net balance of the Company’s credit derivative positions assuming immediate parallel shifts in credit spreads on AGC and AGM and on the risks that they both assume.

Effect of Changes in Credit Spread
As of September 30, 2013

Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
100% widening in spreads	$(3,885)	$(1,964)
50% widening in spreads	(2,901)	(980)
25% widening in spreads	(2,410)	(489)
10% widening in spreads	(2,115)	(194)
Base Scenario	(1,921)	—
10% narrowing in spreads	(1,770)	151
25% narrowing in spreads	(1,544)	377
50% narrowing in spreads	(1,168)	753
 ____________________

(1)	Includes the effects of spreads on both the underlying asset classes and the Company’s own credit spread.

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

As part of the terms of its financial guaranty contracts, the Company obtains certain protective rights with respect to the VIE that are triggered by the occurrence of certain events, such as failure to be in compliance with a covenant due to poor deal performance or a deterioration in a servicer or collateral manager's financial condition. At deal inception, the Company typically is not deemed to control a VIE; however, once a trigger event occurs, the Company's control of the VIE typically increases. The Company continuously evaluates its power to direct the activities that most significantly impact the economic performance of VIEs that have debt obligations insured by the Company and, accordingly, where the Company is obligated to absorb VIE losses or receive benefits that could potentially be significant to the VIE. The Company obtains protective rights under its insurance contracts that give the Company additional controls over a VIE if there is either deterioration of deal performance or in the financial health of the deal servicer. The Company is deemed to be the control party under GAAP, typically when its protective rights give it the power to both terminate and replace the deal servicer, which are characteristics specific to the Company's financial guaranty contracts. If the Company’s protective rights that could make it the control party have not been triggered, then it does not consolidate the VIE. As of September 30, 2013, the Company had issued financial guaranty contracts for approximately 1,000 VIEs that it did not consolidate.

Consolidated FG VIEs

Number of FG VIE's Consolidated

	As of September 30, 2013	As of December 31, 2012

Beginning of the period	33	33
Consolidated(1)	11	2
Deconsolidated(1)	(3)	—
Matured	(1)	(2)
End of the period	40	33
____________________

(1)
Net loss on consolidation and deconsolidation was $7 million in Nine Months 2013 and $6 million in 2012, respectively, and recorded in “fair value gains (losses) on FG VIEs” in the consolidated statement of operations.

The total unpaid principal balance for the FG VIEs’ assets that were over 90 days or more past due was approximately $791 million at September 30, 2013. The aggregate unpaid principal of the FG VIEs’ assets was approximately $2,117 million greater than the aggregate fair value at September 30, 2013, excluding the effect of R&W settlements. The change in the instrument-specific credit risk of the FG VIEs’ assets for Third Quarter 2013 and Nine Months 2013 were gains of $83 million and $252 million, respectively. The change in the instrument-specific credit risk of the FG VIEs’ assets for Third Quarter 2012 and Nine Months 2012 were gains of $65 million and $235 million, respectively.

The aggregate unpaid principal balance was approximately $1,725 million greater than the aggregate fair value of the FG VIEs’ liabilities as of September 30, 2013.

The table below shows the carrying value of the consolidated FG VIEs’ assets and liabilities in the consolidated financial statements, segregated by the types of assets that collateralize their respective debt obligations.

Consolidated FG VIEs
By Type of Collateral

	As of September 30, 2013			As of December 31, 2012
	Number of FG VIEs	Assets	Liabilities	Number of FG VIEs	Assets	Liabilities
	(dollars in millions)
With recourse:
First lien	25	$620	$799	14	$618	$825
Second lien	14	456	671	16	633	915
Other	1	358	358	3	350	350
Total with recourse	40	1,434	1,828	33	1,601	2,090
Without recourse	—	1,081	1,047	—	1,087	1,051
Total	40	$2,515	$2,875	33	$2,688	$3,141

Unpaid Principal for FG VIEs’ Liabilities
with Recourse

	As of September 30, 2013	As of December 31, 2012
	(in millions)
Unpaid principal for FG VIEs’ liabilities with recourse (1)	$2,385	$2,808
____________________

(1)	FG VIE liabilities with recourse will mature at various dates ranging from 2025 to 2047.

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

	Third Quarter		Nine Months
	2013	2012	2013	2012
	(in millions)
Net earned premiums	$(14)	$(17)	$(47)	$(50)
Net investment income	(3)	(3)	(10)	(9)
Net realized investment gains (losses)	0	0	2	4
Fair value gains (losses) on FG VIEs	40	34	253	161
Loss and LAE	11	2	26	14
Total pretax effect on net income	34	16	224	120
Less: tax provision (benefit)	12	5	78	42
Total effect on net income (loss)	$22	$11	$146	$78

	As of September 30, 2013	As of December 31, 2012
	(in millions)
Total (decrease) increase on shareholders’ equity	$(209)	$(348)

Fair value gains (losses) on FG VIEs represent the net change in fair value on the consolidated FG VIEs’ assets and liabilities. During Third Quarter 2013, the Company recorded a pre-tax net fair value gain of consolidated FG VIEs of $40 million. The gain was primarily driven by price depreciation on the Company’s FG VIE liabilities.  During the quarter, market participants gave less value to the guarantee provided by monoline insurers as a result of exposure to specific countries. The primary driver of the $253 million pre-tax fair value gain of consolidated FG VIEs during Nine Months 2013 was a result of R&W benefits received on several VIEs as a result of settlements with various counterparties during the first and second quarters. These settlements resulted in a gain of $213 million. During Third Quarter 2013, one of the Company's financial guaranty insurance policies was canceled, resulting in deconsolidation of one FG VIE. During the first half of the year the Company signed an agreement that resulted in the deconsolidation of two FG VIEs.

During Third Quarter 2012, the Company recorded a pre-tax net fair value gain of consolidated FG VIEs of $34 million. While prices appreciated slightly during the period on the Company's FG VIE assets and liabilities, the gain for Third Quarter 2012 was primarily driven by large principal paydowns made on the Company's FG VIE assets. This was also the primary driver of the $161 million pre-tax fair value gain of consolidated FG VIEs during Nine Months 2012. The majority of this gain, $163 million, is a result of a R&W settlement with Deutsche Bank that closed during second quarter 2012.

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

Investment Portfolio

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets. Income earned on the general investment portfolio, excluding loss mitigation bonds, declined due to lower reinvestment rates. Accrued investment income on fixed maturity securities, short-term investments and assets acquired in refinancing transactions was $96 million and $97 million as of September 30, 2013 and December 31, 2012, respectively.

Net Investment Income

	Third Quarter		Nine Months
	2013	2012	2013	2012
	(in millions)
Income from fixed maturity securities in general investment portfolio	$81	$87	$241	$262
Income from fixed maturity securities purchased or obtained for loss mitigation purposes	19	15	47	42
Other (1)	1	2	4	4
Gross investment income	101	104	292	308
Investment expenses	(2)	(2)	(6)	(7)
Net investment income	$99	$102	$286	$301
____________________
(1)    Includes income from short-term investments and assets acquired in refinancing transactions.

Net Realized Investment Gains (Losses)

	Third Quarter		Nine Months
	2013	2012	2013	2012
	(in millions)
Gross realized gains on investment portfolio	$6	$8	$61	$34
Gross realized losses on investment portfolio	(5)	(2)	(18)	(23)
Other-than-temporary impairment ("OTTI")	(8)	(4)	(20)	(11)
Net realized investment gains (losses)	$(7)	$2	$23	$0

The following table presents the roll-forward of the credit losses of fixed maturity securities for which the Company has recognized OTTI and where the portion of the fair value adjustment related to other factors was recognized in other comprehensive income ("OCI").

Roll Forward of Credit Losses in the Investment Portfolio

	Third Quarter		Nine Months
	2013	2012	2013	2012
	(in millions)
Balance, beginning of period	$72	$53	$64	$47
Additions for credit losses on securities for which an OTTI was not previously recognized	1	1	2	8
Reductions for securities sold during the period	—	(3)	—	(4)
Additions for credit losses on securities for which an OTTI was previously recognized	6	3	13	3
Balance, end of period	$79	$54	$79	$54

Fixed Maturity Securities and Short Term Investments
by Security Type
As of September 30, 2013

Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI(2) Gain (Loss) on Securities with OTTI	Weighted Average Credit Quality (3)
	(dollars in millions)
Fixed maturity securities:
U.S. government and agencies	6%	$684	$37	$(4)	$717	$—	AA+
Obligations of state and political subdivisions	49	5,047	241	(39)	5,249	1	AA
Corporate securities	13	1,308	50	(13)	1,345	0	A
Mortgage-backed securities(4):	0
RMBS	11	1,157	33	(70)	1,120	(53)	A
CMBS	5	507	19	(3)	523	—	AAA
Asset-backed securities	6	592	31	(9)	614	16	BBB-
Foreign government securities	3	292	13	0	305	—	AA+
Total fixed maturity securities	93	9,587	424	(138)	9,873	(36)	AA-
Short-term investments	7	761	0	0	761	—	AAA
Total investment portfolio	100%	$10,348	$424	$(138)	$10,634	$(36)	AA-

Fixed Maturity Securities and Short Term Investments
by Security Type
As of December 31, 2012

Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Gain (Loss) on Securities with OTTI	Weighted Average Credit Quality (3)
	(dollars in millions)
Fixed maturity securities:
U.S. government and agencies	7%	$732	$62	$0	$794	$—	AA+
Obligations of state and political subdivisions	51	5,153	489	(11)	5,631	9	AA
Corporate securities	9	930	80	0	1,010	0	AA-
Mortgage-backed securities(4):
RMBS	13	1,281	62	(77)	1,266	(59)	A+
CMBS	5	482	38	0	520	—	AAA
Asset-backed securities	5	482	59	(10)	531	43	BIG
Foreign government securities	2	286	18	0	304	0	AAA
Total fixed maturity securities	92	9,346	808	(98)	10,056	(7)	AA-
Short-term investments	8	817	0	0	817	—	AAA
Total investment portfolio	100%	$10,163	$808	$(98)	$10,873	$(7)	AA-
____________________

(1)	Based on amortized cost.

(2)	Accumulated OCI ("AOCI"). See also Note 17, Other Comprehensive Income.

(3)
Ratings in the tables above represent the lower of the Moody’s and S&P classifications except for bonds purchased for loss mitigation or risk management strategies, which use internal ratings classifications. The Company’s portfolio consists primarily of high-quality, liquid instruments.

(4)	Government-agency obligations were approximately 51% of mortgage backed securities as of September 30, 2013 and 61% as of December 31, 2012 based on fair value.

The Company’s investment portfolio in tax-exempt and taxable municipal securities includes issuances by a wide number of municipal authorities across the U.S. and its territories. Securities rated lower than A-/A3 by S&P or Moody’s are not eligible to be purchased for the Company’s portfolio unless acquired for loss mitigation or risk management strategies.

The Company’s investment portfolio is substantially managed by four outside managers. As municipal investments are a material portion of the Company’s overall investment portfolio, the Company has established detailed guidelines regarding credit quality, exposure to a particular sector and exposure to a particular obligor within a sector. Each of the portfolio managers perform independent analysis on every municipal security they purchase for the Company’s portfolio. The Company meets with each of its portfolio managers quarterly and reviews all investments with a change in credit rating as well as any investments on the manager’s watch list of securities with the potential for downgrade.

The following tables summarize, for all securities in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed Maturity Securities
Gross Unrealized Loss by Length of Time
As of September 30, 2013

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(dollars in millions)
U.S. government and agencies	$175	$(4)	$—	$—	$175	$(4)
Obligations of state and political subdivisions	731	(39)	—	—	731	(39)
Corporate securities	341	(13)	—	—	341	(13)
Mortgage-backed securities:
RMBS	373	(13)	170	(57)	543	(70)
CMBS	59	(3)	—	—	59	(3)
Asset-backed securities	117	(2)	40	(7)	157	(9)
Foreign government securities	58	0	—	—	58	0
Total	$1,854	$(74)	$210	$(64)	$2,064	$(138)
Number of securities		385		18		403
Number of securities with OTTI		11		10		21

Fixed Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2012

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(dollars in millions)
U.S. government and agencies	$62	$0	$—	$—	$62	$0
Obligations of state and political subdivisions	79	(11)	—	—	79	(11)
Corporate securities	25	0	—	—	25	0
Mortgage-backed securities:
RMBS	108	(19)	121	(58)	229	(77)
CMBS	5	0	—	—	5	0
Asset-backed securities	16	0	35	(10)	51	(10)
Foreign government securities	8	0	—	—	8	0
Total	$303	$(30)	$156	$(68)	$459	$(98)
Number of securities		58		16		74
Number of securities with OTTI		5		6		11

Of the securities in an unrealized loss position for 12 months or more as of September 30, 2013, 11 securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of September 30, 2013 was $63 million. The Company has determined that the unrealized losses recorded as of September 30, 2013 are yield related and not the result of OTTI.

The amortized cost and estimated fair value of available-for-sale fixed maturity securities by contractual maturity as of September 30, 2013 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of September 30, 2013

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$269	$273
Due after one year through five years	1,602	1,674
Due after five years through 10 years	2,451	2,554
Due after 10 years	3,601	3,729
Mortgage-backed securities:
RMBS	1,157	1,120
CMBS	507	523
Total	$9,587	$9,873

Under agreements with its cedants and in accordance with statutory requirements, the Company maintains fixed maturity securities in trust accounts for the benefit of reinsured companies, which amounted to $360 million and $368 million as of September 30, 2013 and December 31, 2012, respectively. In addition, to fulfill state licensing requirements the Company has placed on deposit eligible securities of $22 million and $27 million as of September 30, 2013 and December 31, 2012, respectively. To provide collateral for a letter of credit, the Company holds a fixed maturity investment in a segregated account equal to 120% of the letter of credit, which amounted to $3.5 million and $3.5 million as of September 30, 2013 and December 31, 2012, respectively.

Under certain derivative contracts, the Company is required to post eligible securities as collateral. The need to post collateral under these transactions is generally based on fair value assessments in excess of contractual thresholds. The fair value of the Company’s pledged securities totaled $681 million and $660 million as of September 30, 2013 and December 31, 2012, respectively. See Note 8, Financial Guaranty Contracts Accounted for as Credit Derivatives, for the effect of the downgrade on collateral posted.

No material investments of the Company were non-income producing for Nine Months 2013 and 2012, respectively.

Loss Mitigation Assets

One of the Company's strategies for mitigating losses has been to purchase insured securities that have expected losses at discounted prices. In addition, the Company may also obtain the obligations referenced in CDS transactions that have triggered the insured's obligation to put these bonds to AGM or AGC, or assets may be obtained as part of a negotiated agreement.

Loss Mitigation Assets
Carrying Value

	As of September 30, 2013	As of December 31, 2012
	(in millions)
Fixed maturity securities:
Obligations of state and political subdivisions	$41	$35
Corporate Securities	132	—
RMBS	268	215
Asset-backed securities	340	306
Other invested assets:
Assets acquired in refinancing transactions	51	72
Other	21	42
Total	$853	$670

11.	Insurance Company Regulatory Requirements

On July 16, 2013, subsidiaries of Assured Guaranty Ltd. completed a series of transactions that increased the capitalization of its subsidiary, MAC, to $800 million on a statutory basis. The Company does not currently anticipate MAC distributing dividends.

AGM and its subsidiaries Assured Guaranty Municipal Insurance Company ("AGMIC") and Assured Guaranty (Bermuda) Ltd. ("AGBM") terminated the reinsurance pooling agreement pursuant to which AGMIC and AGBM had assumed a quota share percentage of the financial guaranty insurance policies issued by AGM, and AGM reassumed such ceded business. Subsequently, AGMIC was merged into AGM, with AGM as the surviving company.

AGBM, which had made a loan of $82.5 million to AGUS, an indirect parent holding company of AGM, received all of the outstanding shares of MAC held by AGUS and cash, in full satisfaction of the principal of and interest on such loan. After AGBM distributed substantially all of its assets, including the MAC shares, to AGM as a dividend, AGM sold AGBM to its affiliate AG Re. Subsequently, AGBM and AG Re merged, with AG Re as the surviving company. The sale of AGBM to, and subsequent merger with, AG Re were each effective as of July 17, 2013.

A new company, MAC Holdings, was formed to own 100% of the outstanding stock of MAC. AGM and its affiliate AGC subscribed for approximately 61% and 39% of the outstanding MAC Holdings common stock, respectively, for which AGM paid $425 million and AGC paid $275 million, as consideration. The consideration consisted of all of MAC's outstanding common stock (in the case of AGM), cash and marketable securities.

MAC Holdings then contributed cash and marketable securities having a fair market value sufficient to increase MAC's policyholders' surplus to approximately $400 million, and purchased a surplus note issued by MAC in the principal amount of $300 million. In addition, AGM purchased a surplus note issued by MAC in the principal amount of $100 million.

Following the increase in MAC's capitalization, AGM ceded par exposure of approximately $87 billion and unearned premiums of approximately $468 million to MAC, and AGC ceded par exposure of approximately $24 billion and unearned premiums of approximately $249 million to MAC.

In addition, on July 15, 2013, AGM and its wholly-owned subsidiary, Assured Guaranty (Europe) Ltd. (together, the "AGM Group") were notified that the New York State Department of Financial Services ("NYSDFS") does not object to the AGM Group reassuming contingency reserves that they had ceded to AG Re and electing to cease ceding future contingency reserves to AG Re under the following circumstances:

•
The AGM Group may reassume 33% of a contingency reserve base of approximately $250 million (the “NY Contingency Reserve Base”) in 2013, after July 16, 2013, the date on which the transactions for the capitalization of MAC were completed (the “Closing Date”).

•	The AGM Group may reassume 50% of the NY Contingency Reserve Base in 2014, no earlier than the one year anniversary of the Closing Date, with the prior approval of the NYSDFS.

•	The AGM Group may reassume the remaining 17% of the NY Contingency Reserve Base in 2015, no earlier than the two year anniversary of the Closing Date, with the prior approval of the NYSDFS.

At the same time, AGC was notified that the Maryland Insurance Administration does not object to AGC reassuming contingency reserves that it had ceded to AG Re and electing to cease ceding future contingency reserves to AG Re under the following circumstances:

•	AGC may reassume 33% of a contingency reserve base of approximately $267 million (the “MD Contingency Reserve Base”) in 2013, after the Closing Date.

•	AGC may reassume 50% of the MD Contingency Reserve Base in 2014, no earlier than the one year anniversary of the Closing Date, with the prior approval of the MIA and the NY DFS.

•	AGC may reassume the remaining 17% of the MD Contingency Reserve Base in 2015, no earlier than the two year anniversary of the Closing Date, with the prior approval of the MIA and the NY DFS.

The reassumption of the contingency reserves by the AGM Group and AGC have the effect of increasing contingency reserves by the amount reassumed and decreasing their policyholders' surpluses by the same amount; there would be no impact on the statutory or rating agency capital of the AGM Group or AGC. The reassumption of contingency reserves by the AGM Group or AGC permit the release of amounts from the AG Re trust accounts securing AG Re's reinsurance of the AGM Group and AGC. In Third Quarter 2013, AGM and AGC reassumed 33% of their respective contingency reserve bases as discussed above.

Dividend Restrictions and Capital Requirements

AGC is a Maryland domiciled insurance company. Under Maryland's insurance law, AGC may, with prior notice to the Maryland Insurance Commissioner, pay an ordinary dividend that, together with all dividends paid in the prior 12 months, does not exceed 10% of its policyholders' surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. As of September 30, 2013, approximately $49 million was available for distribution of dividends, after giving effect to dividends paid in the prior 12 months of approximately $42 million.

AGM is a New York domiciled insurance company. Under New York insurance law, AGM may pay dividends out of "earned surplus", which is the portion of a company's surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to shareholders as dividends or transferred to stated capital or capital surplus, or applied to other purposes permitted by law, but does not include unrealized appreciation of assets. AGM may pay an ordinary dividend that, together with all dividends paid in the prior 12 months, does not exceed the lesser of 10% of its policyholders' surplus (as of the last annual or quarterly statement filed) or 100% of its adjusted net investment income during that period. As of September 30, 2013, approximately $78 million was available for distribution of dividends, after giving effect to dividends paid in the prior 12 months of $98 million.

As of September 30, 2013, AG Re had unencumbered assets of approximately $255 million. AG Re maintains unencumbered assets for general corporate purposes, including placing additional assets in trust for the benefit of cedants to reflect declines in the market value of previously posted assets or additional ceded reserves. Unencumbered assets may decline in fourth quarter 2013 due to collateral posting requirements related to Detroit exposures. AG Re is an insurance company registered and licensed under the Insurance Act 1978 of Bermuda, amendments thereto and related regulations. Based on regulatory capital requirements, AG Re currently has $600 million of excess capital and surplus. As a Class 3B insurer, AG Re is restricted from distributing capital or paying dividends by the following regulatory requirements:

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

Dividends and Surplus Notes
By Insurance Company Subsidiaries

	Third Quarter		Nine Months
	2013	2012	2013	2012
	(in millions)
Dividends paid by AGC to AGUS	$25	$—	$42	$55
Dividends paid by AGM to AGMH	60	—	98	30
Dividends paid by AG Re to AGL	22	41	122	111
Repayment of surplus note by AGM to AGMH	25	—	50	50
Issuance of surplus notes by MAC to AGM and MAC Holdings	(400)	—	(400)	—

12.	Income Taxes

Overview

AGL and its Bermuda Subsidiaries, which include AG Re, AGBM, Assured Guaranty Re Overseas Ltd. (“AGRO”) and Cedar Personnel Ltd., are not subject to any income, withholding or capital gains taxes under current Bermuda law. The Company has received an assurance from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, AGL and its Bermuda Subsidiaries will be exempt from taxation in Bermuda until March 31, 2035. The Company’s U.S. and U.K. subsidiaries are subject to income taxes imposed by U.S. and U.K. authorities, respectively, and file applicable tax returns. In addition, AGRO, a Bermuda domiciled company and Assured Guaranty (Europe) Ltd., a U.K. domiciled company, have elected under Section 953(d) of the U.S. Internal Revenue Code to be taxed as a U.S. domestic corporation.

In November 2013, AGL became tax resident in the U.K. and will remain a Bermuda-based company and its administrative and head office functions will continue to be carried on in Bermuda. As a company that is not incorporated in the U.K., AGL currently intends to manage the affairs of AGL in such a way as to establish and maintain its status as a company that is tax resident in the U.K.  As a U.K. tax resident company, AGL will be required to file a corporation tax return with Her Majesty’s Revenue & Custom (“HMRC”).  AGL will be subject to U.K. corporation tax in respect of its worldwide profits (both income and capital gains), subject to any applicable exemptions. The main rate of corporation tax is 23% currently; such rate is scheduled to fall to 21% as of April 1, 2014 and to 20% as of April 1, 2015.  AGL will also register in the U.K. to report its Value Added Tax (“VAT”) liability.  The current rate of VAT is 20%. Assured Guaranty does not expect that becoming U.K. tax resident will result in any material change in the group’s overall tax charge.  Assured Guaranty expects that the dividends AGL receives from its direct subsidiaries will be exempt from U.K. corporation tax due to the exemption in section 931D of the U.K. Corporation Tax Act 2009.  In addition, any dividends paid by AGL to its shareholders should not be subject to any withholding tax in the U.K.  The U.K. government implemented a new tax regime for “controlled foreign companies” (“CFC regime”) effective January 1, 2013.  Assured Guaranty does not expect any profits of non-U.K. resident members of the group to be taxed under the CFC regime and has obtained a clearance from HMRC confirming this on the basis of current facts.

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

Provision for Income Taxes

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

Effective Tax Rate Reconciliation

	Third Quarter		Nine Months
	2013	2012	2013	2012
	(in millions)
Expected tax provision (benefit) at statutory rates in taxable jurisdictions	$165	$51	$241	$43
Tax-exempt interest	(14)	(15)	(43)	(46)
Change in liability for uncertain tax positions	4	0	(3)	1
Other	(3)	1	(1)	3
Total provision (benefit) for income taxes	$152	$37	$194	$1
Effective tax rate	28.2%	20.6%	29.7%	3.7%

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

The following table presents pretax income and revenue by jurisdiction.

Pretax Income (Loss) by Tax Jurisdiction

	Third Quarter		Nine Months
	2013	2012	2013	2012
	(in millions)
United States	$469	$145	$688	$123
Bermuda	67	34	(35)	(86)
UK	0	0	0	0
Total	$536	$179	$653	$37

Revenue by Tax Jurisdiction

	Third Quarter		Nine Months
	2013	2012	2013	2012
	(in millions)
United States	$548	$284	$846	$675
Bermuda	122	54	113	56
UK	0	0	0	0
Total	$670	$338	$959	$731

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

	Unrecognized Tax Benefits Rollforward
	Nine Months 2013	Year Ended 2012
	(in millions)
Balance at the beginning of the period	$22	$20
Decrease due to closing of IRS audit	(9)	—
Increase in unrecognized tax benefits as a result of position taken during the current period	6	2
Balance, end of period	$19	$22

The Company's policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2013, the Company has accrued $4 million of interest.

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

With respect to a significant portion of the Company’s in-force financial guaranty Assumed Business, based on AG Re's and AGC's current ratings and subject to the terms of each reinsurance agreement, the ceding company may have the right to recapture Assumed Business ceded to AG Re or AGC, respectively, and in most cases, assets representing the statutory unearned premium (net of ceding commissions) and loss reserves (if any), plus in certain cases to receive an additional ceding commission, associated with that business. As of September 30, 2013, AG Re had posted $314 million of collateral in trust accounts for the benefit of third party ceding companies to secure its obligations under its reinsurance agreements, excluding contingency reserves. The equivalent amount for AGC is $130 million; AGC is not required to post collateral. On February 14, 2013, AG Re posted an additional $27 million of collateral due to the January 2013 downgrade by Moody's of its financial strength rating to Baa1. As of September 30, 2013, the amount of additional ceding commission for AG Re was $7 million.

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

Commutations of Ceded Business resulted in net increase to unearned premium reserves of $108 million, net par outstanding of 19.1 billion and gains of $84 million which were recorded in other income, for Nine Months 2012. There have been no commutations to date in 2013. While certain Ceded Business has been reassumed, the Company still has significant Ceded Business with third parties.

The following table presents the components of premiums and losses reported in the consolidated statement of operations and the contribution of the Company's Assumed and Ceded Businesses.

Effect of Reinsurance on Statement of Operations

	Third Quarter		Nine Months
	2013	2012	2013	2012
	(in millions)
Premiums Written:
Direct	$28	$24	$48	$131
Assumed(1)	(2)	0	17	13
Ceded(2)	4	1	3	88
Net	$30	$25	$68	$232
Premiums Earned:
Direct	$173	$242	$627	$694
Assumed	12	13	26	39
Ceded	(26)	(33)	(83)	(98)
Net	$159	$222	$570	$635
Loss and LAE:
Direct	$25	$108	$18	$545
Assumed	35	(4)	70	13
Ceded	(5)	(18)	(19)	(112)
Net	$55	$86	$69	$446
____________________

(1)	Negative assumed premiums written were due to changes in expected Debt Service schedules.

(2)	Positive ceded premiums written were due to commutations and changes in expected Debt Service schedules.

Reinsurer Exposure

In addition to assumed and ceded reinsurance arrangements, the Company may also have exposure to some financial guaranty reinsurers (i.e., monolines) in other areas. Second-to-pay insured par outstanding represents transactions the Company has insured that were previously insured by other monolines. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary insurer. Another area of exposure is in the investment portfolio where the Company holds fixed maturity securities that are wrapped by monolines and whose value may decline based on the rating of the monoline. At September 30, 2013, based on fair value, the Company had $524 million of fixed maturity securities in its investment portfolio wrapped by National Public Finance Guarantee Corporation, $474 million by Ambac Assurance Corporation ("Ambac") and $28 million by other guarantors.

Exposure by Reinsurer

	Ratings at		Par Outstanding
	November 7, 2013		As of September 30, 2013
Reinsurer	Moody’s Reinsurer Rating	S&P Reinsurer Rating	Ceded Par Outstanding(1)	Second-to- Pay Insured Par Outstanding	Assumed Par Outstanding
	(dollars in millions)
American Overseas Reinsurance Company Limited (f/k/a Ram Re)	WR (2)	WR	$8,695	$—	$30
Tokio Marine & Nichido Fire Insurance Co., Ltd.	Aa3 (3)	AA- (3)	7,420	—	—
Radian Asset Assurance Inc.	Ba1	B+	4,781	38	1,194
Syncora Guarantee Inc.	WR	WR	4,119	1,790	162
Mitsui Sumitomo Insurance Co. Ltd.	A1	A+ (3)	2,160	—	—
ACA Financial Guaranty Corp.	NR	WR	810	5	10
Swiss Reinsurance Co.	A1	AA-	401	—	—
Ambac	WR	WR	85	6,451	18,307
CIFG Assurance North America Inc.	WR	WR	61	237	5,201
MBIA Inc.	(4)	(4)	—	10,549	7,497
Financial Guaranty Insurance Co.	WR	WR	—	2,535	1,721
Other	Various	Various	946	2,056	46
Total			$29,478	$23,661	$34,168
____________________

(1)	Includes $3,364 million in ceded par outstanding related to insured credit derivatives.

(2)    Represents “Withdrawn Rating.”

(3)    The Company has structural collateral agreements satisfying the triple-A credit requirement of S&P and/or Moody’s.

(4)	MBIA Inc. includes various subsidiaries which are rated A and B by S&P and Baa1, B1 and B3 by Moody’s.

Amounts Due (To) From Reinsurers
As of September 30, 2013

	Assumed Premium, net of Commissions	Ceded Premium, net of Commissions	Assumed Expected Loss and LAE	Ceded Expected Loss and LAE
	(in millions)
American Overseas Reinsurance Company Limited	$—	$(9)	$—	$5
Tokio Marine & Nichido Fire Insurance Co., Ltd.	—	(22)	—	33
Radian Asset Assurance Inc.	—	(17)	—	12
Syncora Guarantee Inc.	—	(39)	22	—
Mitsui Sumitomo Insurance Co. Ltd.	—	(4)	—	7
Swiss Reinsurance Co.	—	(3)	—	—
Ambac	69	—	(80)	—
CIFG Assurance North America Inc.	—	—	—	4
MBIA Inc.	14	—	(11)	—
Financial Guaranty Insurance Co.	7	—	(118)	—
Other	—	(39)	—	—
Total	$90	$(133)	$(187)	$61

14.	Commitments and Contingencies

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
In addition, in the ordinary course of their respective businesses, certain of the Company’s subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods. For example, as described in the "Recovery Litigation" section of Note 5, Expected Loss to be Paid, as of the date of this filing, AGC and AGM have filed complaints against certain sponsors and underwriters of RMBS securities that AGC or AGM had insured, alleging, among other claims, that such persons had breached R&W in the transaction documents, failed to cure or repurchase defective loans and/or violated state securities laws. The amounts, if any, the Company will recover in proceedings to recover losses are uncertain, and recoveries, or failure to obtain recoveries, in any one or more of these proceedings during any quarter or year could be material to the Company’s results of operations in that particular quarter or year.

Proceedings Relating to the Company’s Financial Guaranty Business

The Company receives subpoenas duces tecum and interrogatories from regulators from time to time.

In August 2008, a number of financial institutions and other parties, including AGM and other bond insurers, were named as defendants in a civil action brought in the circuit court of Jefferson County, Alabama relating to the County’s problems meeting its sewer debt obligations: Charles E. Wilson vs. JPMorgan Chase & Co et al (filed the Circuit Court of Jefferson County, Alabama), Case No. 01-CV-2008-901907.00, a putative class action. The action was brought on behalf of rate payers, tax payers and citizens residing in Jefferson County, and alleges conspiracy and fraud in connection with the issuance of the County’s debt. The complaint in this lawsuit seeks equitable relief, unspecified monetary damages, interest, attorneys’ fees and other costs. On January, 13, 2011, the circuit court issued an order denying a motion by the bond insurers and other defendants to dismiss the action. Defendants, including the bond insurers, have petitioned the Alabama Supreme Court for a writ of mandamus to the circuit court vacating such order and directing the dismissal with prejudice of plaintiffs’ claims for lack of standing. Currently, the litigation is stayed pending confirmation of Jefferson County's plan of adjustment or further court orders. In July 2013, Jefferson County filed its Chapter 9 plan of adjustment, disclosure statement, and motions to approve the disclosure statement and solicitation procedures with the bankruptcy court and in August 2103, the bankruptcy court approved Jefferson County's disclosure statement and related solicitation procedures. In October 2013, Jefferson County completed the plan approval solicitation process and, of the creditors entitled to vote on the plan and inclusive of all voting classes, over $3.9 billion in claims voted to accept the plan and the holders of less than $18 million in claims voted to reject the plan. On November 6, 2013, Jefferson County entered into supplements to the various plan support agreements and filed a revised plan of adjustment with the Bankruptcy Court in order to address changes in the municipal finance market, consumption patterns, and actual and projected revenues. The Company cannot reasonably estimate the possible loss or range of loss, if any, that may arise from this lawsuit.

Beginning in July 2008, AGM and various other financial guarantors were named in complaints filed in the Superior Court for the State of California, City and County of San Francisco by a number of plaintiffs. Subsequently, plaintiffs' counsel filed amended complaints against AGM and AGC and added additional plaintiffs. These complaints alleged that the financial guaranty insurer defendants (i) participated in a conspiracy in violation of California's antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and created market demand for municipal bond insurance, (ii) participated in risky financial transactions in other lines of business that damaged each insurer's financial condition (thereby undermining the value of each of their guaranties), and (iii) failed to adequately disclose the impact of those transactions on their financial condition. In addition to their antitrust claims, various plaintiffs asserted claims for breach of the covenant of good faith and fair dealing, fraud, unjust enrichment, negligence, and negligent misrepresentation. At hearings held in July and October 2011 relating to AGM, AGC and the other defendants' demurrer, the court overruled the demurrer on the following claims: breach of contract, violation of California's antitrust statute and of its unfair business practices law, and fraud. The remaining claims were dismissed. On December 2, 2011, AGM, AGC and the other bond insurer defendants filed an anti-SLAPP ("Strategic Lawsuit Against Public Participation") motion to strike the complaints under California's Code of Civil Procedure. On July 9, 2013, the court entered its order denying in part and granting in part the bond insurers' motion to strike. As a result of the order, the causes of action that remain against AGM and AGC are: claims of breach of contract and fraud, brought by the City of San Jose, the City of Stockton, East Bay Municipal Utility District and Sacramento Suburban Water District, relating to the failure to disclose the impact of risky financial transactions on their financial condition; and a claim of breach of the unfair business practices law brought by The Jewish Community Center of San Francisco. On September 9, 2013, plaintiffs filed an appeal of the anti-SLAPP ruling on the California antitrust statute. On September 30, 2013, AGC, AGM and the other bond insurer defendants filed a notice of cross-appeal. The complaints generally seek unspecified monetary damages, interest, attorneys' fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss, if any, that may arise from these lawsuits.

On April 8, 2011, AG Re and AGC filed a Petition to Compel Arbitration with the Supreme Court of the State of New York, requesting an order compelling Ambac to arbitrate Ambac’s disputes with AG Re and AGC concerning their obligations under reinsurance agreements with Ambac. In March 2010, Ambac had placed a number of insurance policies that it had issued, including policies reinsured by AG Re and AGC pursuant to the reinsurance agreements, into a segregated account. The Wisconsin state court had approved a rehabilitation plan whereby permitted claims under the policies in the segregated account will be paid 25% in cash and 75% in surplus notes issued by the segregated account. Ambac advised AG Re and AGC that it had and intended to continue to enter into commutation agreements with holders of policies issued by Ambac, and reinsured by AG Re and AGC, pursuant to which Ambac would pay a combination of cash and surplus notes to the policyholder. AG Re and AGC informed Ambac that they believed their only current payment obligation with respect to the commutations arose from the cash payment, and that there was no obligation to pay any amounts in respect of the surplus notes until payments of principal or interest are made on such notes. Ambac disputed this position on one commutation. On April 15, 2011, attorneys for the Wisconsin Insurance Commissioner, as Rehabilitator of Ambac’s segregated account, and for Ambac filed a motion with the Circuit Court of Dane County, Wisconsin, asking the Circuit Court to find AG Re and AGC to be in violation of an injunction protecting the interests of the segregated account by their seeking to compel arbitration on this matter and failing to pay in full all amounts with respect to Ambac’s payments in the form of surplus notes. On June 14, 2011, the Circuit Court issued an order granting the Rehabilitator’s and Ambac’s motion to enforce the injunction against AG Re and AGC and the parties filed a stipulation dismissing the Petition to Compel Arbitration without prejudice. AG Re and AGC appealed the Circuit Court order to the Wisconsin Court of Appeals, which affirmed the Circuit Court's ruling on October 24, 2013. As a result of the ruling by the Court of Appeals, AG Re and AGC will not recover approximately $200,000 it had paid to Ambac in respect of the surplus notes.

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
On September 25, 2013, Wells Fargo Bank, N.A., as trust administrator, filed an interpleader complaint in the U.S. District Court for the Southern District of New York against AGM, among others, relating to the right of AGM to be reimbursed from certain cashflows for principal claims paid on insured certificates issued in the MASTR Adjustable Rate Mortgages Trust 2007-3 securitization. The Company estimates that an adverse outcome to the interpleader proceeding could increase losses on the transaction by approximately $10 million, net of settlement payments and reinsurance in force.

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

Five of these cases named both AGMH and AGM: (a) Hinds County, Mississippi v. Wachovia Bank, N.A.; (b) Fairfax County, Virginia v. Wachovia Bank, N.A.; (c) Central Bucks School District, Pennsylvania v. Wachovia Bank, N.A.; (d) Mayor and City Council of Baltimore, Maryland v. Wachovia Bank, N.A.; and (e) Washington County, Tennessee v. Wachovia Bank, N.A. In April 2009, the MDL 1950 court granted the defendants’ motion to dismiss on the federal claims, but granted leave for the plaintiffs to file a second amended complaint. In June 2009, interim lead plaintiffs’ counsel filed a Second Consolidated Amended Class Action Complaint; although the Second Consolidated Amended Class Action Complaint currently describes some of AGMH’s and AGM’s activities, it does not name those entities as defendants. In March 2010, the MDL 1950 court denied the named defendants’ motions to dismiss the Second Consolidated Amended Class Action Complaint. In March 2013, the putative class plaintiffs served a Third Consolidated Amended Class Action Complaint that does not list AGMH or AGM. On October 9, 2013, the putative class plaintiffs served a corrected Third Consolidated Amended Class Action Complaint that also does not list AGMH or AGM. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys’ fees and other costs. The Company cannot reasonably estimate the possible loss, if any, or range of loss that may arise from these lawsuits.

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

15.	Long-Term Debt and Credit Facilities

The principal and carrying values of the Company’s long-term debt are presented in the table below.

Principal and Carrying Amounts of Debt

	As of September 30, 2013		As of December 31, 2012
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS:
7.0% Senior Notes	$200	$198	$200	$197
Series A Enhanced Junior Subordinated Debentures	150	150	150	150
Total AGUS	350	348	350	347
AGMH:
67/8% QUIBS	100	68	100	68
6.25% Notes	230	138	230	137
5.60% Notes	100	54	100	54
Junior Subordinated Debentures	300	168	300	164
Total AGMH	730	428	730	423
AGM:
Notes Payable	38	43	61	66
Total AGM	38	43	61	66
Total	$1,118	$819	$1,141	$836

Recourse Credit Facilities

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $1.6 billion as of September 30, 2013. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. It is difficult to determine the probability that AGM will have to pay strip provider claims or the likely aggregate amount of such claims. At September 30, 2013, approximately $1.1 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

On July 1, 2009, AGM and DCL, acting through its New York Branch (“Dexia Crédit Local (NY)”), entered into a credit facility (the “Strip Coverage Facility”). Under the Strip Coverage Facility, Dexia Crédit Local (NY) agreed to make loans to AGM to finance all draws made by lessors on AGM strip policies that were outstanding as of November 13, 2008, up to the commitment amount. The commitment amount of the Strip Coverage Facility was $1 billion at closing of the AGMH Acquisition but is scheduled to amortize over time. As of September 30, 2013, the maximum commitment amount of the Strip Coverage Facility has amortized to $975 million. It may also be reduced in 2014 to $750 million, if AGM does not have a specified consolidated net worth at that time.

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

The Strip Coverage Facility’s financial covenants require that AGM and its subsidiaries maintain a maximum debt-to-capital ratio of 30% and maintain a minimum net worth of 75% of consolidated net worth as of July 1, 2009, plus, starting July 1, 2014, (i) 25% of the aggregate consolidated net income (or loss) for the period beginning July 1, 2009 and ending on June 30, 2014 or, (2) zero, if the commitment amount has been reduced to $750 million as described above. The Company is in compliance with all financial covenants as of September 30, 2013.

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

As of September 30, 2013, no amounts were outstanding under this facility, nor have there been any borrowings during the life of this facility.

Intercompany Credit Facility

On October 25, 2013, AGL, as borrower, and AGUS, as lender, entered into a revolving credit facility pursuant to which AGL may, from time to time, borrow for general corporate purposes. Under the credit facility, AGUS committed to lend an aggregate principal amount not exceeding $225 million in the aggregate. Such commitment terminates on the fifth anniversary date of the date of the credit agreement (the “loan termination date”). The unpaid principal amount of each loan will bear interest at a fixed rate equal to 100% of the then applicable Federal short-term or mid-term interest rate, as the case may be, as determined under Internal Revenue Code Sec. 1274(d), and interest on all loans will be computed for the actual number of days elapsed on the basis of a year consisting of 360 days. Accrued interest on all loans will be paid on the last day of each June and December, beginning on December 31, 2013, and at maturity.  AGL must repay the then unpaid principal amounts of the loans by the third anniversary of the loan termination date. No amounts are currently outstanding under the credit facility.

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

Letters of Credit

AGC entered into a letter of credit agreement in December 2011 with Bank of New York Mellon totaling approximately $2.9 million in connection with a 2008 lease for office space, which expired in October 2013. As of September 30, 2013, $2.9 million was outstanding under this letter of credit. This letter of credit expires in November 2013.

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

In June 2003, $200 million of “AGM CPS Securities”, money market preferred trust securities, were issued by trusts created for the primary purpose of issuing the AGM CPS Securities, investing the proceeds in high-quality commercial paper and selling put options to AGM, allowing AGM to issue the trusts non-cumulative redeemable perpetual preferred stock (the “AGM Preferred Stock”) of AGM in exchange for cash. There are four trusts, each with an initial aggregate face amount of $50 million. These trusts hold auctions every 28 days, at which time investors submit bid orders to purchase AGM CPS Securities. If AGM were to exercise a put option, the applicable trust would transfer the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, to AGM in exchange for AGM Preferred Stock. AGM pays a floating put premium to the trusts, which represents the difference between the commercial paper yield and the winning auction rate (plus all fees and expenses of the trust). If an auction does not attract sufficient clearing bids, however, the auction rate is subject to a maximum rate of one-month LIBOR plus 200 basis points for the next succeeding distribution period. Beginning in August 2007, the AGM CPS Securities required the maximum rate for each of the relevant trusts. AGM continues to have the ability to exercise its put option and cause the related trusts to purchase AGM Preferred Stock. The trusts provide AGM access to new capital at its sole discretion through the exercise of the put options. As of September 30, 2013 the put option had not been exercised. The Company does not consider itself to be the primary beneficiary of the trusts. See Note 7, Fair Value Measurement, –Other Assets–Committed Capital Securities, for a fair value measurement discussion.

16.	Earnings Per Share

Computation of Earnings Per Share

	Third Quarter		Nine Months
	2013	2012	2013	2012
	(in millions, except per share amounts)
Basic earnings per share ("EPS"):
Net income (loss) attributable to AGL	$384	$142	$459	$36
Less: Distributed and undistributed income (loss) available to nonvested shareholders	0	—	0	1
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$384	$142	$459	$35
Basic shares	182.9	194.0	188.2	187.6
Basic EPS	$2.10	$0.73	$2.44	$0.19

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$384	$142	$459	$35
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	0	—	0	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$384	$142	$459	$35

Basic shares	182.9	194.0	188.2	187.6
Effect of dilutive securities:
Options and restricted stock awards	1.0	0.7	0.9	0.7
Equity units	—	—	—	1.0
Diluted shares	183.9	194.7	189.1	189.3
Diluted EPS	$2.09	$0.73	$2.43	$0.19
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	1.9	3.9	3.0	11.9

17.	Other Comprehensive Income

The following tables present the changes in the balances of each component of accumulated other comprehensive income and the effect of significant reclassifications out of AOCI on the respective line items in net income.

Changes in Accumulated Other Comprehensive Income by Component
Third Quarter 2013

	Net Unrealized Gains (Losses) on Investments with no OTTI	Net Unrealized Gains (Losses) on Investments with OTTI	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, June 30, 2013	$237	$(25)	$(12)	$9	$209
Other comprehensive income (loss) before reclassifications	(11)	(2)	7	—	(6)
Amounts reclassified from AOCI to:
Other net realized investment gains (losses)	(2)	7	—	—	5
Interest expense	—	—	—	0	0
Total before tax	(2)	7	—	0	5
Tax (provision) benefit	1	(3)	—	0	(2)
Total amounts reclassified from AOCI, net of tax	(1)	4	—	0	3
Net current period other comprehensive income	(12)	2	7	0	(3)
Balance, September 30, 2013	$225	$(23)	$(5)	$9	$206

Third Quarter 2012

	Net Unrealized Gains (Losses) on Investments with no OTTI	Net Unrealized Gains (Losses) on Investments with OTTI	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, June 30, 2012	$445	$(16)	$(8)	$9	$430
Other comprehensive income (loss)	94	5	2	0	101
Balance, September 30, 2012	$539	$(11)	$(6)	$9	$531

Nine Months 2013

	Net Unrealized Gains (Losses) on Investments with no OTTI	Net Unrealized Gains (Losses) on Investments with OTTI	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2012	$517	$(5)	$(6)	$9	$515
Other comprehensive income (loss) before reclassifications	(280)	(34)	1	—	(313)
Amounts reclassified from AOCI to:
Other net realized investment gains (losses)	(16)	24	—	—	8
Interest expense	—	—	—	(1)	(1)
Total before tax	(16)	24	—	(1)	7
Tax (provision) benefit	4	(8)	—	1	(3)
Total amounts reclassified from AOCI, net of tax	(12)	16	—	0	4
Net current period other comprehensive income	(292)	(18)	1	0	(309)
Balance, September 30, 2013	$225	$(23)	$(5)	$9	$206

Nine Months 2012

	Net Unrealized Gains (Losses) on Investments with no OTTI	Net Unrealized Gains (Losses) on Investments with OTTI	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2011	$365	$2	$(8)	$9	$368
Other comprehensive income (loss)	174	(13)	2	0	163
Balance, September 30, 2012	$539	$(11)	$(6)	$9	$531

18.	Subsidiary Information

The following tables present the condensed consolidating financial information for AGUS and AGMH, wholly-owned subsidiaries of AGL, which have issued publicly traded debt securities (see Note 15, Long-Term Debt and Credit Facilities) as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012. The information for AGUS and AGMH presents its subsidiaries on the equity method of accounting.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2013
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$36	$133	$49	$10,948	$(300)	$10,866
Investment in subsidiaries	4,779	4,030	3,497	280	(12,586)	—
Premiums receivable, net of ceding commissions payable	—	—	—	1,047	(141)	906
Ceded unearned premium reserve	—	—	—	1,646	(1,166)	480
Deferred acquisition costs	—	—	—	204	(79)	125
Reinsurance recoverable on unpaid losses	—	—	—	196	(137)	59
Credit derivative assets	—	—	—	530	(424)	106
Deferred tax asset, net	—	76	—	805	(114)	767
Intercompany receivable	—	—	—	90	(90)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	2,515	—	2,515
Other	26	2	39	716	(253)	530
TOTAL ASSETS	$4,841	$4,241	$3,585	$18,977	$(15,290)	$16,354
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$5,820	$(1,144)	$4,676
Loss and LAE reserve	—	—	—	751	(150)	601
Long-term debt	—	348	428	43	—	819
Intercompany payable	—	90	—	300	(390)	—
Credit derivative liabilities	—	—	—	2,451	(424)	2,027
Deferred tax liabilities, net	—	—	91	—	(91)	—
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	2,875	—	2,875
Other	7	7	21	877	(390)	522
TOTAL LIABILITIES	7	445	540	13,117	(2,589)	11,520
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO ASSURED GUARANTY LTD.	4,834	3,796	3,045	5,580	(12,421)	4,834
Noncontrolling interest	—	—	—	280	(280)	—
TOTAL SHAREHOLDERS' EQUITY	4,834	3,796	3,045	5,860	(12,701)	4,834
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,841	$4,241	$3,585	$18,977	$(15,290)	$16,354

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2012
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$245	$15	$30	$11,233	$(300)	$11,223
Investment in subsidiaries	4,734	3,958	3,225	3,524	(15,441)	—
Premiums receivable, net of ceding commissions payable	—	—	—	1,147	(142)	1,005
Ceded unearned premium reserve	—	—	—	1,550	(989)	561
Deferred acquisition costs	—	—	—	190	(74)	116
Reinsurance recoverable on unpaid losses	—	—	—	223	(165)	58
Credit derivative assets	—	—	—	553	(412)	141
Deferred tax asset, net	—	48	(94)	789	(22)	721
Intercompany receivable	—	—	—	173	(173)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	2,688	—	2,688
Other	23	29	26	816	(165)	729
TOTAL ASSETS	$5,002	$4,050	$3,187	$22,886	$(17,883)	$17,242
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$6,168	$(961)	$5,207
Loss and LAE reserve	—	—	—	778	(177)	601
Long-term debt	—	347	423	66	—	836
Intercompany payable	—	173	—	300	(473)	—
Credit derivative liabilities	—	—	—	2,346	(412)	1,934
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	3,141	—	3,141
Other	8	6	15	803	(303)	529
TOTAL LIABILITIES	8	526	438	13,602	(2,326)	12,248
TOTAL SHAREHOLDERS’ EQUITY	4,994	3,524	2,749	9,284	(15,557)	4,994
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,002	$4,050	$3,187	$22,886	$(17,883)	$17,242

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$156	$3	$159
Net investment income	—	—	1	101	(3)	99
Net realized investment gains (losses)	—	—	(1)	33	(39)	(7)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	24	—	24
Net unrealized gains (losses)	—	—	—	330	—	330
Net change in fair value of credit derivatives	—	—	—	354	—	354
Other	—	—	—	65	—	65
TOTAL REVENUES	—	—	—	709	(39)	670
EXPENSES
Loss and LAE	—	—	—	52	3	55
Amortization of deferred acquisition costs	—	—	—	6	(2)	4
Interest expense	—	6	13	6	(4)	21
Other operating expenses	5	—	1	49	(1)	54
TOTAL EXPENSES	5	6	14	113	(4)	134
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(5)	(6)	(14)	596	(35)	536
Total (provision) benefit for income taxes	—	3	5	(172)	12	(152)
Equity in net earnings of subsidiaries	389	316	151	10	(866)	—
NET INCOME (LOSS)	384	313	142	434	(889)	384
Less: noncontrolling interest	—	—	—	10	(10)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$384	$313	$142	$424	$(879)	$384

COMPREHENSIVE INCOME (LOSS)	$381	$317	$145	$411	$(873)	$381

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$219	$3	$222
Net investment income	—	—	0	107	(5)	102
Net realized investment gains (losses)	—	—	—	2	—	2
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	1	1	2
Net unrealized gains (losses)	—	—	—	(38)	—	(38)
Net change in fair value of credit derivatives	—	—	—	(37)	1	(36)
Other	—	—	—	49	(1)	48
TOTAL REVENUES	—	—	—	340	(2)	338
EXPENSES
Loss and LAE	—	—	—	86	—	86
Amortization of deferred acquisition costs	—	—	—	6	(2)	4
Interest expense	—	7	13	6	(5)	21
Other operating expenses	4	0	1	44	(1)	48
TOTAL EXPENSES	4	7	14	142	(8)	159
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(4)	(7)	(14)	198	6	179
Total (provision) benefit for income taxes	—	3	5	(42)	(3)	(37)
Equity in net earnings of subsidiaries	146	105	157	100	(508)	—
NET INCOME (LOSS)	$142	$101	$148	$256	$(505)	$142

COMPREHENSIVE INCOME (LOSS)	$243	$175	$190	$431	$(796)	$243

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$563	$7	$570
Net investment income	0	0	1	298	(13)	286
Net realized investment gains (losses)	0	—	0	58	(35)	23
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	(44)	—	(44)
Net unrealized gains (losses)	—	—	—	(120)	—	(120)
Net change in fair value of credit derivatives	—	—	—	(164)	—	(164)
Other	—	—	—	244	—	244
TOTAL REVENUES	—	—	1	999	(41)	959
EXPENSES
Loss and LAE	—	—	—	69	—	69
Amortization of deferred acquisition costs	—	—	—	3	5	8
Interest expense	—	21	40	17	(15)	63
Other operating expenses	17	—	1	151	(3)	166
TOTAL EXPENSES	17	21	41	240	(13)	306
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(17)	(21)	(40)	759	(28)	653
Total (provision) benefit for income taxes	—	8	14	(226)	10	(194)
Equity in net earnings of subsidiaries	476	486	533	10	(1,505)	—
NET INCOME (LOSS)	$459	$473	$507	$543	$(1,523)	$459
Less: noncontrolling interest	—	—	—	10	(10)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$459	$473	$507	$533	$(1,513)	$459

COMPREHENSIVE INCOME (LOSS)	$150	$272	$384	$16	$(672)	$150

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$625	$10	$635
Net investment income	0	0	1	313	(13)	301
Net realized investment gains (losses)	0	—	0	0	—	0
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	(78)	—	(78)
Net unrealized gains (losses)	—	—	—	(388)	—	(388)
Net change in fair value of credit derivatives	—	—	—	(466)	—	(466)
Other	—	—	—	263	(2)	261
TOTAL REVENUES	—	—	1	735	(5)	731
EXPENSES
Loss and LAE	—	—	—	448	(2)	446
Amortization of deferred acquisition costs	—	—	—	24	(10)	14
Interest expense	—	27	40	17	(13)	71
Other operating expenses	16	1	1	149	(4)	163
TOTAL EXPENSES	16	28	41	638	(29)	694
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(16)	(28)	(40)	97	24	37
Total (provision) benefit for income taxes	—	10	14	(17)	(8)	(1)
Equity in net earnings of subsidiaries	52	112	319	94	(577)	—
NET INCOME (LOSS)	$36	$94	$293	$174	$(561)	$36

COMPREHENSIVE INCOME (LOSS)	$199	$212	$364	$455	$(1,031)	$199

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$108	$123	$68	$207	$(360)	$146
Cash flows from investing activities
Fixed maturity securities:
Purchases	—	(35)	(23)	(1,570)	65	(1,563)
Sales	171	1	25	680	(65)	812
Maturities	21	—	2	620	—	643
Sales (purchases) of short-term investments, net	16	(94)	(24)	146	—	44
Net proceeds from financial guaranty variable entities’ assets	—	—	—	553	—	553
Intercompany debt	—	—	—	7	(7)	—
Investment in subsidiary	—	—	50	—	(50)	—
Other	—	—	—	81	—	81
Net cash flows provided by (used in) investing activities	208	(128)	30	517	(57)	570
Cash flows from financing activities
Return of capital	—	—	—	(50)	50	—
Dividends paid	(57)	—	(98)	(262)	360	(57)
Repurchases of common stock	(259)	—	—	—	—	(259)
Share activity under option and incentive plans	—	—	—	—	—	—
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(409)	—	(409)
Payment of long-term debt	—	—	—	(22)	—	(22)
Intercompany debt	—	(7)	—	—	7	—
Net cash flows provided by (used in) financing activities	(316)	(7)	(98)	(743)	417	(747)
Effect of exchange rate changes	—	—	—	(1)	—	(1)
Increase (decrease) in cash	—	(12)	—	(20)	—	(32)
Cash at beginning of period	—	13	0	125	—	138
Cash at end of period	$—	$1	$0	$105	$—	$106

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$98	$23	$14	$(82)	$(276)	$(223)
Cash flows from investing activities
Fixed maturity securities:
Purchases	(160)	(1)	(11)	(1,150)	—	(1,322)
Sales	—	—	1	682	—	683
Maturities	1	—	3	754	—	758
Sales (purchases) of short-term investments, net	(34)	27	23	266	—	282
Net proceeds from financial guaranty variable entities’ assets	—	—	—	407	—	407
Acquisition of MAC, net of cash acquired	—	(91)	—	—	—	(91)
Intercompany debt	—	—	—	(173)	173	—
Investment in subsidiary	—	—	50	—	(50)	—
Other	—	—	—	85	—	85
Net cash flows provided by (used in) investing activities	(193)	(65)	66	871	123	802
Cash flows from financing activities
Issuance of common stock	173	—	—	—	—	173
Return of capital	—	—	—	(50)	50	—
Dividends paid	(51)	—	(80)	(196)	276	(51)
Repurchases of common stock	(24)	—	—	—	—	(24)
Share activity under option and incentive plans	(3)	—	—	—	—	(3)
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(553)	—	(553)
Payment of long-term debt	—	(173)	—	(31)	—	(204)
Intercompany debt	—	173	—	—	(173)	—
Net cash flows provided by (used in) financing activities	95	—	(80)	(830)	153	(662)
Effect of exchange rate changes	—	—	—	1	—	1
Increase (decrease) in cash	—	(42)	—	(40)	—	(82)
Cash at beginning of period	—	72	0	143	—	215
Cash at end of period	$—	$30	$0	$103	$—	$133

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Introduction

The Company provides credit protection products in the United States (“U.S.”) and international public finance (including infrastructure) and structured finance markets. The Company applies its credit underwriting judgment, risk management skills and capital markets experience to offer insurance that protects holders of debt instruments and other monetary obligations from defaults in scheduled payments, including scheduled interest and principal payments. The securities insured by the Company include taxable and tax-exempt obligations issued by U.S. state or municipal governmental authorities, utility districts or facilities; notes or bonds issued to finance international infrastructure projects; and asset-backed securities issued by special purpose entities. The Company markets its credit protection products directly to issuers and underwriters of public finance, infrastructure and structured finance securities as well as to investors in such obligations. The Company guarantees obligations issued principally in the United States and the United Kingdom ("U.K."). The Company also guarantees obligations issued in other countries and regions, including Australia and Western Europe.

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

Executive Summary

This executive summary of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Quarterly Report. For a more detailed description of events, trends and uncertainties, as well as the capital, liquidity, credit, operational and market risks and the critical accounting policies and estimates affecting the Company, this Quarterly Report should be read in its entirety and in addition to Assured Guaranty's 2012 Annual Report on Form 10-K and Assured Guaranty's Quarterly Report on 10-Q for the quarter ended September 30, 2013.

Economic Environment

The Company continued to be the most active provider of financial guaranty insurance in the three months ended September 30, 2013 ("Third Quarter 2013") and nine months ended September 30, 2013 ("Nine Months 2013") as a result of its financial strength and its ability to attract investors through its default protection, credit selection, underwriting and surveillance. All of the Company's pre-2008 financial guaranty competitors have had their financial strength ratings downgraded by rating agencies to below investment grade levels or are no longer rated, severely impairing their ability to underwrite new business. Only two other industry participants have investment grade financial strength ratings today: National Public Finance Guarantee Corporation, which recently resolved litigation challenging its separation from MBIA Insurance Corporation and appears not to have financial strength ratings adequate to issue new financial guaranty policies on public finance obligations at this time, and Build America Mutual Assurance Company, which is a new entrant to the industry that commenced operations during 2012 and significantly increased its business during Nine Months 2013. Business conditions have been difficult for the entire financial guaranty insurance industry since mid-2007, and the industry continues to face challenges in maintaining its market penetration today. The industry's ability to generate new business has been constrained in the environment of low interest rates and tight credit spreads that has prevailed in recent years. These conditions suppress demand for bond insurance, as the potential savings for issuers are diminished and some investors prefer to forgo insurance in favor of greater yield. However, the Company believes there is potential for growth in insured penetration once interest rates rise and credit spreads widen. For example, in Third Quarter 2013, interest rates were significantly higher than in the same period of 2012 and the insured penetration of the municipal new-issue market was also higher, despite lower overall new issuance. The Company cannot assure whether or for how long this pattern will be sustained.

The overall economic environment in the U.S. has improved over the last few years and indicators such as lower mortgage delinquency rates, more stable housing prices and record stock market valuations point toward further improvement. However, unemployment rates remain elevated, and the economy is continuing to experience the economic impact of the Federal budget sequestration mandated by congressional legislation.

Although few municipalities have fully rebuilt reserves to pre-recession levels, the vast majority have been taking steps to address the ongoing fiscal challenges they have experienced since the recent credit crisis and the ensuing recession, including, in many cases, significant unfunded pension and retiree health care liabilities. Revenues at the state level have been rebounding in general, and while the strength of the housing recovery varies from region to region, property tax and other revenues have stabilized for most local governments. Although municipal defaults remain rare, a small number of municipal credits have sought, though not always obtained, bankruptcy protection. Municipal bankruptcy is an area of law that is relatively undeveloped due to the low frequency of such cases.

The Company, along with other creditors, has negotiated conditional agreements with certain distressed municipalities, including Jefferson County, Alabama, the City of Stockton, California, and the City of Harrisburg, Pennsylvania. The Company is also active with respect to the municipal bankruptcy case of the City of Detroit, Michigan and is closely monitoring legal proceedings in other municipal bankruptcy cases. The publicity surrounding high-profile defaults and bankruptcy filings, such as Detroit's, especially those few where bond insurers are paying claims, provides evidence of the value of bond insurance, which the Company believes may stimulate demand, especially at the retail level.

The Company is also closely following developments in the Commonwealth of Puerto Rico, which has significant economic challenges. The Company believes that recent announcements and actions by the current Governor and his administration demonstrate that officials of the Commonwealth are focused on making the necessary choices to help Puerto Rico operate within its financial resources and maintain its access to the capital markets, which is a critical source of funding for the Commonwealth. The Commonwealth has not defaulted on any of its debt, and neither Puerto Rico nor its instrumentalities are eligible debtors under Chapter 9 of the U.S. Bankruptcy Code. For additional information on the Company's exposure to Puerto Rico, please refer to "Puerto Rico" in Note 3, Outstanding Exposure, of the Financial Statements.

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

The economic environment since 2008 has had a significant negative impact on the demand by investors for financial guaranty policies, and it is uncertain when or if demand for financial guaranties will return to their pre-credit crisis level. In particular, there has been limited new issue activity and also limited demand for financial guaranties in both the global structured finance and international infrastructure finance markets for several years. The Company expects that global structured finance and international infrastructure opportunities will increase in the future as the global economy recovers, issuers return to the capital markets for financings and institutional investors again utilize financial guaranties. During Third Quarter 2013, the Company guaranteed two bond issues for U.K. public-private partnership infrastructure financings, the first new-issue transactions since 2008, and it anticipates guaranteeing additional similar transactions. The Company cannot assure that this recent increase in U.K. infrastructure opportunities will continue or that the Company will be given the opportunity to participate in such financings if it does.

In Third Quarter 2013, the Company continued to be affected by a negative perception of financial guaranty insurers arising from the financial distress suffered by other companies in the industry during the financial crisis. On January 17, 2013, after a ten month review, Moody's Investors Service, Inc. ("Moody's") assigned the following lower financial strength ratings: A2 (Stable) for Assured Guaranty Municipal Corp. ("AGM"), A3 (Stable) for Assured Guaranty Corp. ("AGC"), and Baa1 (Stable) for Assured Guaranty Re Ltd. ("AG Re"). The Company believes the Moody's rating action during first quarter 2013 caused an interruption in demand for its municipal bond insurance as the market evaluated the action's implications. Historically, production has decreased in the periods immediately before and after an unfavorable rating agency action but subsequently increased from those lower levels.

     In a sign that the impact of the Moody's downgrade has been limited, AGC's and AGM's credit spreads were tighter at June 30, 2013 than at January 1, 2013 by 49% and 32%, respectively. In Third Quarter 2013, other factors, such as generally wider credit spreads, affected AGC’s and AGM’s credit spreads, which were 31% and 6% tighter at September 30, 2013 than at January 1, 2013. Credit spreads reflect the risk that investors perceive in the Company, among other factors. The higher the Company's credit spread, the lower the benefit of the Company's guaranty is to certain investors. If investors view the Company as being only marginally less risky, or perhaps even as risky, as the uninsured security, the coupon on a security insured by the Company may not be much lower, or may be the same as, an uninsured security offered by the same issuer. Accordingly, issuers may be unwilling to pay a premium for the Company to insure their securities if the insurance does not lower the costs of borrowing. Although high compared with their pre-2007 levels, both AGC's and AGM's credit spreads were less than 16% of their March 2009 peaks as of September 30, 2013.

Financial Performance of Assured Guaranty

 Financial Results

	Third Quarter		Nine Months
	2013	2012	2013	2012
	(in millions, except per share amounts)
Selected income statement data
Net earned premiums	$159	$222	$570	$635
Net investment income	99	102	286	301
Realized gains (losses) and other settlements on credit derivatives	24	2	(44)	(78)
Net unrealized gains (losses) on credit derivatives	330	(38)	(120)	(388)
Fair value gains (losses) on financial guaranty variable interest entities	40	34	253	161
Loss and loss adjustment (expenses) benefit	(55)	(86)	(69)	(446)
Other operating expenses	(54)	(48)	(166)	(163)
Net income (loss)	384	142	459	36
Diluted income (loss) per share	$2.09	$0.73	$2.43	$0.19
Selected non-GAAP measures(1)
Operating income	$117	$166	$475	$351
Operating income per share	$0.64	$0.85	$2.51	$1.85
Present value of new business production (“PVP”)	$40	$35	$74	$141
____________________

(1)	Please refer to “—Non-GAAP Financial Measures.”

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

Net income for Third Quarter 2013 was $384 million compared with net income of $142 million in the three-month period ended September 30, 2012 ("Third Quarter 2012"). The increase was primarily due to unrealized gains on credit derivatives that resulted from the increase in AGC's and AGM's credit spreads in the Third Quarter 2013 and lower loss and loss adjustment expenses due primarily to an increase in projected representations and warranties ("R&W") recoveries from U.S. residential mortgage-backed security ("RMBS") transactions. This was partially offset by the decline in net earned premiums due to lower scheduled earned premiums, and lower refundings and terminations.

Net income for Nine Months 2013 was $459 million compared with net income of $36 million in the nine-month period ended September 30, 2012 ("Nine Months 2012"). On a year to date basis, the increase in net income was primarily attributable to lower loss expense due to several factors including the resolution of Greek exposures in 2012 and the impact of various R&W settlements in 2013, lower unrealized losses on credit derivatives, and certain R&W settlements that benefited the fair value of FG VIEs in 2013. This was partially offset by lower net premium earned and lower other income due to the inclusion of commutation gains recognized on previously ceded reinsurance contracts from Radian Asset Assurance Inc. ("Radian") and Tokio Marine & Nichido Fire Insurance Co., Ltd. ("Tokio") in Nine Months 2012.

Non-GAAP Financial Measures

Non-GAAP operating income in Third Quarter 2013 was $117 million, compared with $166 million in Third Quarter 2012. The decrease in operating income was primarily driven by the scheduled amortization of the insurance portfolio and lower refundings and negotiated terminations, partially offset by lower loss expense. Non-GAAP operating income in Nine Months 2013 was $475 million, compared with $351 million in Nine Months 2012. The increase in operating income was driven primarily by lower losses, partially offset by the decrease in net earned premiums and other income, as indicated above. The increase in pretax operating income in U.S. taxable jurisdictions resulted in a higher effective tax rate in Nine Months 2013.

Adjusted book value per share was $49.55 as of September 30, 2013, as compared with $47.17 per share as of December 31, 2012. Adjusted book value value per share increased primarily due to share repurchases during Nine Months 2013.

See "–Non-GAAP Financial Measures" for a description of these non-GAAP financial measures.

Key Business Strategies

While continuing its focus on loss mitigation, commutations and strategies to manage capital more efficiently, the Company has also devoted significant resources to launching its subsidiary, Municipal Assurance Corp. ("MAC"), formerly known as Municipal and Infrastructure Assurance Corporation.

Municipal Assurance Corp.

MAC was acquired by the Company in May 2012 and is licensed to provide financial guaranty insurance and reinsurance in 42 U.S. jurisdictions, including the District of Columbia. MAC is a new financial guaranty insurer that provides insurance only on investment grade debt obligations in select sectors of the U.S. public finance markets. In July 2013, it was capitalized with $700 million in equity and a $100 million surplus note issued to AGM. MAC was established in order to increase the Company's insurance penetration in the U.S. public finance sector and, unlike other new financial guarantors, began operations with a seasoned book of business totaling $111 billion in par, which was ceded from its affiliates AGC and AGM, a future stream of investment income and premiums earnings. MAC received a AA+ (stable outlook) financial strength rating from Kroll Bond Rating Agency and a AA- (stable outlook) financial strength rating from Standard and Poor’s Ratings Services ("S&P"). Please refer to Note 11, Insurance Company Regulatory Requirements, of the Financial Statements for additional information.

Loss Mitigation

The Company continued its risk remediation strategies in 2013, which lowered losses and improved its rating agency capital position. The Company believes that, with its knowledge and resources and, in some instances, the remedies available to it as insurer, it is often in a better position than a single bond holder to avoid or mitigate losses from troubled credits.

In an effort to recover U.S. RMBS losses the Company experienced in its insured U.S. RMBS portfolio resulting from breaches of R&W, the Company has pursued R&W providers by enforcing R&W provisions in contracts, negotiating agreements with R&W providers relating to those provisions and, where indicated, initiating litigation against R&W providers. See Note 5, Expected Loss to be Paid, of the Financial Statements, for a discussion of R&W settlements. Most recently:

•
On May 6, 2013, the Company entered into an agreement with UBS Real Estate Securities Inc. and affiliates ("UBS") to settle R&W claims with UBS for a cash payment of $358 million plus 85% of future losses on certain transactions under a loss-sharing agreement.

•
In the proceeding AGM brought against Flagstar Bank in the United States District Court for the Southern District of New York, the court granted judgment in favor of AGM, awarding AGM damages of $90.7 million and pre-judgment interest of $15.9 million, for a total of $106.5 million. In second quarter 2013, Flagstar and AGM entered into a settlement agreement pursuant to which Flagstar paid AGM $105 million and withdrew its appeal of the judgment in favor of AGM.

•
In August 2013, AGC entered into a settlement agreement with an R&W provider that resolved AGC’s claims relating to specified RMBS transactions that AGC had insured. Separately, AGM entered into a settlement agreement with a servicer of certain RMBS transactions that AGM had insured.

•
On October 10 2013, the Company entered into an agreement with Deutsche Bank to terminate a below investment grade transaction under which the Company had provided protection to Deutsche Bank through a credit default swap ("CDS").

All together these efforts have resulted in the Company causing R&W providers to pay or agree to pay $3.5 billion (gross of reinsurance) in respect of R&W. The Company believes these results, including settlement agreements and trial decisions, are significant and will help it as it continues to pursue R&W providers for U.S. RMBS transactions it has insured. The Company continues to enforce contractual provisions and pursue litigation and is in discussions with other R&W providers regarding potential agreements. See “Recovery Litigation” in Note 5, Expected Loss to be Paid, of the Financial Statements, for a discussion of the litigation proceedings the Company has initiated against R&W providers and other parties.

The quality of servicing of the mortgage loans underlying an RMBS transaction influences collateral performance and ultimately the amount (if any) of the Company's insured losses. The Company has established a group to mitigate RMBS losses by influencing mortgage servicing, including, if possible, causing the transfer of servicing or establishing special servicing arrangements. “Special servicing” is an industry term referencing more intense servicing applied to delinquent loans aimed at mitigating losses. Special servicing arrangements provide incentives to a servicer to achieve better performance on the mortgage loans it services. As a result of the Company’s efforts, as of September 30, 2013, the servicing of approximately $2.8 billion of underlying mortgage loans had been transferred to a new servicer and another $1.6 billion of underlying mortgage loans became subject to special servicing arrangements. As of September 30, 2013, the Company's net insured par of the transactions subject to a servicing transfer was $2.4 billion and the net insured par of the transactions subject to a special servicing arrangement was $858 million.

The Company is also continuing to purchase attractively priced below-investment-grade ("BIG") obligations that it insured. These purchases resulted in a reduction of net expected loss to be paid of $546 million as of September 30, 2013. As of September 30, 2013, the fair value of assets purchased for loss mitigation purposes (excluding the value of the Company's insurance) was $564 million, with a par of $1,742 million (including bonds related to FG VIEs of $93 million in fair value and $696 million in par). In addition, under the terms of certain credit derivative contracts, the referenced obligations in such contracts have been delivered to the Company and recorded in invested assets in the consolidated balance sheets. The fair value of such assets totaled $309 million, with a par of $407 million as of September 30, 2013.

In the public finance and infrastructure finance arena, the Company’s position, knowledge and resources sometimes enable it to negotiate a consensual restructuring with the issuer that may be more favorable than the result an individual bondholder in similar circumstances may have obtained. During the third quarter, the Company paid in full the remaining amounts owed on insured bonds secured by the excess free cash flow of the Foxwoods Casino run by the Mashantucket Pequot Tribe, but received new notes with a principal amount of $145 million from which the Company currently projects receiving full recovery of the claims it paid. During Third Quarter 2013, the Company also reached tentative arrangements with respect to its exposures to Jefferson County, Alabama, Stockton, California and Harrisburg, Pennsylvania, in each case subject to various contingencies. See “Selected U.S. Public Finance Transactions” in Note 5, Expected Loss to be Paid, of the Financial Statements, for a discussion of the respective arrangements reached.

New Business Production and Commutations

The Company believes it is able to provide value not only by insuring the timely payment of scheduled interest and principal amounts when due, but also through its underwriting, surveillance and loss mitigation capabilities. Few individual or even institutional investors have the analytic resources to cover the tens of thousands of municipal credits in the market. For those exposures that the Company guarantees, it undertakes the tasks of credit selection, analysis, negotiation of terms, surveillance and, if necessary, loss mitigation. The Company believes this allows retail investors to participate more widely, institutional investors to operate more efficiently, and smaller, less well-known issuers to gain market access on a more cost-effective basis. The following tables present summarized information about the U.S. municipal market's new debt issuance volume and the Company's share of that market.

U.S. Municipal Market Data
Based on Sale Date

	Nine Months 2013		Year Ended December 31, 2012
	Par	Number of issues	Par	Number of issues
	(dollars in billions, except number of issues)
New municipal bonds issued	$238.0	8,279	$366.7	12,544
Total insured	8.2	775	13.2	1,159
Insured by AGC and AGM	4.9	371	13.2	1,157

Penetration Rates for the
U.S. Municipal Market

	Nine Months		Year Ended December 31,
	2013	2012	2012
Market penetration par	3.4%	3.6%	3.6%
Market penetration based on number of issues	9.4	9.5	9.2
% of single A par sold	10.6	11.9	11.9
% of single A transactions sold	30.1	30.7	29.5
% of under $25 million par sold	10.4	12.2	11.7
% of under $25 million transactions sold	10.4	10.6	10.3

New Business Production

	Third Quarter		Nine Months
	2013	2012	2013	2012
	(in millions)
PVP (1):
Public Finance—U.S.
Assumed from Radian (2)	$—	$—	$—	$22
Direct	24	30	55	107
Public Finance—non-U.S.	13	—	13	1
Structured Finance—U.S.	3	5	6	11
Total PVP	$40	$35	$74	$141
Gross Par Written:
Public Finance—U.S.
Assumed from Radian	$—	$—	$—	$1,797
Direct	2,072	3,007	5,928	10,723
Public Finance—non-U.S.	270	—	270	35
Structured Finance—U.S.	273	182	287	220
Total gross par written	$2,615	$3,189	$6,485	$12,775
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

The increase in PVP was attributable primarily to the issuance of guarantees on two new UK infrastructure transactions in Third Quarter 2013, the first new-issue transactions since 2008. U.S. public finance PVP decreased in Third Quarter 2013 from its Third Quarter 2012 level primarily due to lower market issuance and a challenging market environment. The Company's new business written in the quarter remained in the single-A category.

The Company continues to evaluate opportunities for commutations of previously ceded books of business similar to the agreements reached in 2012 with Radian and Tokio.

Capital Management

The Company has reviewed strategies for improving the efficiency of its management of capital within the Assured Guaranty group and decided that AGL would become tax resident in the United Kingdom, while remaining a Bermuda-based company and continuing to carry on its administrative and head office functions in Bermuda. As a U.K. tax resident company, AGL will be subject to the tax rules applicable to companies resident in the U.K. For more information about AGL becoming a U.K. tax resident, see the "Tax Matters" section of this Management's Discussion and Analysis.

Capital Improvement Strategies

In order to reduce leverage, and possibly, rating agency capital charges, the Company has mutually agreed with beneficiaries to terminate selected financial guaranty insurance and credit derivative contracts. In particular, the Company has targeted investment grade securities for which claims are not expected but which carry a disproportionate rating agency capital charge. The Company terminated $1.0 billion and $5.2 billion in net par in Third Quarter 2013 and Nine Months 2013, respectively, and $0.6 billion and $2.2 billion in net par in Third Quarter 2012 and Nine Months 2012, respectively.

Share Repurchase Program

On November 11, 2013, the Company's share repurchase authorization of $400 million replaced the prior authorization. The Company expects the repurchases to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including availability of funds at the holding companies, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. It does not have an expiration date. Through November 11, 2013, under the Company’s previous $315 million share repurchase authorization, the Company had repurchased a total of 12.5 million common shares for approximately $264 million at an average price of $21.12 per share. This included 5.0 million common shares purchased on June 5, 2013 from funds associated with WL Ross & Co. LLC and its affiliates (collectively, the “WLR Funds”) and Wilbur L. Ross, Jr., a director of the Company, for $109.7 million. Such share purchase reduced the WLR Funds’ and Mr. Ross’s ownership of AGL's common shares to approximately 14.9 million common shares, or to approximately 8% of AGL's total common shares outstanding, from approximately 10.5% of such outstanding common shares.

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

Consolidated Results of Operations

Consolidated Results of Operations

	Third Quarter		Nine Months
	2013	2012	2013	2012
	(in millions)
Revenues:
Net earned premiums	$159	$222	$570	$635
Net investment income	99	102	286	301
Net realized investment gains (losses)	(7)	2	23	0
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	24	2	(44)	(78)
Net unrealized gains	330	(38)	(120)	(388)
Net change in fair value of credit derivatives	354	(36)	(164)	(466)
Fair value gains (losses) on committed capital securities ("CCS")	9	(2)	(4)	(12)
Fair value gains (losses) on FG VIEs	40	34	253	161
Other income	16	16	(5)	112
Total revenues	670	338	959	731
Expenses:
Loss and loss adjustment expenses ("LAE")	55	86	69	446
Amortization of deferred acquisition costs	4	4	8	14
Interest expense	21	21	63	71
Other operating expenses	54	48	166	163
Total expenses	134	159	306	694
Income (loss) before provision for income taxes	536	179	653	37
Provision (benefit) for income taxes	152	37	194	1
Net income (loss)	$384	$142	$459	$36

Net Earned Premiums

Net earned premiums are recognized over the remaining contractual lives, or in the case of homogeneous pools of insured obligations, the remaining expected lives, of financial guaranty insurance contracts.

Net Earned Premiums

	Third Quarter		Nine Months
	2013	2012	2013	2012
	(in millions)
Financial guaranty:
Public finance
Scheduled net earned premiums and accretion	$71	$83	$218	$252
Accelerations(1)	31	73	143	178
Total public finance	102	156	361	430
Structured finance(2)
Scheduled net earned premiums and accretion	48	65	152	204
Accelerations(1)	9	—	56	—
Total structured finance	57	65	208	204
Other	—	1	1	1
Total net earned premiums	$159	$222	$570	$635
____________________

(1)	Reflects the unscheduled refunding or early termination of underlying insured obligations.

(2)	Excludes $14 million and $17 million for Third Quarter 2013 and 2012, respectively, and $47 million and $50 million for Nine Months 2013 and 2012, respectively, related to consolidated FG VIEs.

Net earned premiums decreased in 2013 compared with 2012 due in part to the scheduled decline in the par outstanding, particularly in the structured finance insured portfolio. Accelerations of net earned premiums due to refundings and terminations declined in Third Quarter 2013 compared with Third Quarter 2012, but increased for the Nine Months 2013 compared with Nine Months 2012 due to the termination of a large structured finance transactions in the first half of 2013. Included in accelerations in the table above are accelerations related to the negotiated terminations of financial guaranty insurance contracts of $12 million for the Third Quarter 2013, $22 million for the Third Quarter 2012, $44 million for the Nine Months 2013, and $44 million of the Nine Months 2012.

At September 30, 2013, $4.3 billion of net deferred premium revenue remained to be earned over the life of the insurance contracts. Due to the scheduled amortization of deferred premium revenue, which includes acquisition accounting adjustments, scheduled net earned premiums are expected to decrease each year unless replaced by new business or the Company reassumes previously ceded business.

Net Investment Income

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets. Income earned on the general investment portfolio, excluding loss mitigation bonds, declined due to lower reinvestment rates. The overall pre-tax book yield was 3.92% at September 30, 2013 and 4.03% at September 30, 2012, respectively. Excluding bonds purchased or obtained for loss mitigation purposes, pre-tax yield was 3.43% as of September 30, 2013 compared with 3.60% as of September 30, 2012.

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses).

Net Realized Investment Gains (Losses)(1)

	Third Quarter		Nine Months
	2013	2012	2013	2012
	(in millions)
Realized investment gains (losses) on sales of investments	$1	$6	$43	$11
OTTl	(8)	(4)	(20)	(11)
Net realized investment gains (losses)	$(7)	$2	$23	$0
____________________

(1)	Net realized investment gains (losses) exclude $2 million OTTI for Nine Months 2013 and $4 million OTTI for Nine Months 2012 related to consolidated FG VIEs.

Other Income

Other income is comprised of recurring items such as foreign exchange remeasurement gains and losses, ancillary fees on financial guaranty policies such as commitment, consent and processing fees, and other revenue items on financial guaranty insurance and reinsurance contracts such as commutation gains on re-assumptions of previously ceded business.

Other Income

	Third Quarter		Nine Months
	2013	2012	2013	2012
	(in millions)
Foreign exchange gain (loss) on remeasurement of premium receivable and loss reserves	$14	$6	$(5)	$21
Commutation gains (losses)	—	1	—	84
Other	2	9	0	7
Total other income	$16	$16	$(5)	$112

In Nine Months 2012, the Company reassumed two large previously ceded reinsurance contracts from Radian and Tokio resulting in commutation gains of $83 million.

Losses in the Insured Portfolio

The insured portfolio includes policies accounted for under three separate accounting models depending on the characteristics of the contract and the Company’s control rights. Please refer to Note 5, Expected Loss to be Paid, of the Financial Statements, for a discussion of the assumptions and methodologies used in calculating the expected loss to be paid for all contracts. See Notes 4 and 6 through 9 of the Financial Statements for discussions of each accounting model and fair value methodologies.

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

The surveillance process for identifying transactions with expected losses is described in the notes to the consolidated financial statements. In Third Quarter 2013, the Company refined the definitions of its BIG surveillance categories to be consistent with its new approach to assigning internal credit ratings. See "Refinement of Approach to Internal Credit Ratings and Surveillance Categories" in Note 3, Outstanding Exposure, of the Financial Statements. More extensive monitoring and intervention is employed for all BIG surveillance categories, with internal credit ratings reviewed quarterly. The three BIG categories are:

•	BIG Category 1: Below-investment-grade transactions showing sufficient deterioration to make future losses possible, but for which none are currently expected.

•
BIG Category 2: Below-investment-grade transactions for which future losses are expected but for which no claims (other than liquidity claims which is a claim that the Company expects to be reimbursed within one year) have yet been paid.

•	BIG Category 3: Below-investment-grade transactions for which future losses are expected and on which claims (other than liquidity claims) have been paid.

Net Par Outstanding and Number of Risks
By BIG Category

	Net Par Outstanding as of		Number of Risks (1) as of
Description	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	(dollars in millions)
BIG:
Category 1	$8,986	$10,820	175	196
Category 2	4,805	4,617	101	103
Category 3	4,766	6,860	165	160
Total BIG	$18,557	$22,297	441	459
____________________

(1)	A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making debt service payments.

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

Generally, when mortgage loans are transferred into a securitization, the loan originator(s) and/or sponsor(s) provide R&W that the loans meet certain characteristics, and a breach of such R&W often requires that the loan be repurchased from the securitization. In many of the transactions the Company insures, it is in a position to enforce these R&W provisions. Soon after the Company observed the deterioration in the performance of its insured RMBS following the deterioration of the residential mortgage and property markets, the Company began using internal resources as well as third party forensic underwriting firms and legal firms to pursue breaches of R&W on a loan-by-loan basis. Where a provider of R&W refused to honor its repurchase obligations, the Company sometimes chose to initiate litigation. See “Recovery Litigation—RMBS Transactions," section of Note 5, Expected Loss to be Paid, of the Financial Statements. The Company's success in pursuing these strategies permitted the Company to enter into agreements with R&W providers under which those providers made payments to the Company, agreed to make payments to the Company in the future, and / or repurchased loans from the transactions, all in return for releases of related liability by the Company. Such agreements provide the Company with many of the benefits of pursuing the R&W claims on a loan by loan basis or through litigation, but without the related expense and uncertainty. The Company continues to pursue these strategies against R&W providers with which it does not yet have agreements.

Using these strategies, through September 30, 2013 the Company has caused entities providing R&Ws to pay or agree to pay approximately $3.5 billion (gross of reinsurance) in respect of their R&W liabilities for transactions in which the Company has provided insurance.

(in millions)
Agreement amounts already received	$2,421
Agreement amounts projected to be received in the future	492
Repurchase amounts paid into the relevant RMBS prior to settlement (1)	574
Total R&W payments, gross of reinsurance	$3,487
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

Based on this success, the Company has included in its net expected loss estimates as of September 30, 2013 an estimated net benefit related to breaches of R&W of $895 million, which includes $476 million from agreements (entered into both before and after September 30, 2013) with R&W providers and $419 million in transactions where the Company does not yet have such an agreement, all net of reinsurance.

Net expected loss to be paid consists primarily of the present value of future: expected claim payments, expected recoveries of excess spread in the transaction structures, cessions to reinsurers, and expected recoveries for breaches of R&W and the effects of other loss mitigation strategies. Current risk free rates are used to discount expected losses at the end of each reporting period and therefore changes in such rates from period to period affect the expected loss estimates reported. The effect of changes in discount rates are included in net economic loss development, however, economic loss development attributable to changes in discount rates is not indicative of credit impairment or improvement. Assumptions used in the determination of the net expected loss to be paid such as delinquency, severity, and discount rates and expected timeframes to recovery in the mortgage market were consistent by sector regardless of the accounting model used. The primary drivers of changes in expected loss to be paid are discussed below.

The primary difference between net economic loss development and loss expense included in operating income relates to the consideration of deferred premium revenue in the calculation of loss reserves and loss expense. For financial guaranty insurance contracts, a loss is generally recorded only when expected losses exceed deferred premium revenue. Therefore, the timing of loss recognition does not necessarily coincide with the timing of the actual credit impairment or improvement reported in net economic loss development. AGM's U.S. RMBS transactions generally have the largest deferred premium revenue balances because of the purchase accounting adjustments that were made in 2009 in connection with Assured Guaranty's purchase of AGM, and therefore the largest differences between net economic loss development and loss expense relates to AGM policies. See "–Losses Incurred."

Economic Loss Development

	Economic Loss Development(1)
	Third Quarter		Nine Months
	2013	2012	2013	2012
	(in millions)
U.S. RMBS before benefit for recoveries for breaches of R&W	$25	$34	$152	$199
Net benefit for recoveries for breaches of R&W	(86)	(12)	(294)	(109)
U.S. RMBS after benefit for recoveries for breaches of R&W	(61)	22	(142)	90
Other structured finance	(4)	2	(32)	1
Public finance	43	40	151	280
Other	—	—	(10)	(6)
Total	$(22)	$64	$(33)	$365
____________________

(1)
Economic loss development includes the effects of changes in assumptions based on observed market trends, changes in discount rates, accretion of discount and the economic effects of loss mitigation efforts.

Claims (Paid) Recovered

	Claims (Paid) Recovered (1)
	Third Quarter		Nine Months
	2013	2012	2013	2012
	(in millions)
U.S. RMBS before benefit for recoveries for breaches of R&W	$(148)	$(255)	$(514)	$(776)
Net benefit for recoveries for breaches of R&W	155	95	769	388
U.S. RMBS after benefit for recoveries for breaches of R&W	7	(160)	255	(388)
Other structured finance	(9)	(4)	(129)	(39)
Public finance	56	(345)	26	(291)
Other	—	—	10	—
Total	$54	$(509)	$162	$(718)
____________________

(1)	Includes cash paid and recovered, as well as non-cash settlement of claims such as those negotiated in restructurings where the Company receives securities instead of cash.

Net Expected Loss to be Paid

	As of September 30, 2013	As of December 31, 2012
	(in millions)
U.S. RMBS before benefit for recoveries for breaches of R&W	$1,290	$1,652
Net benefit for recoveries for breaches of R&W	(895)	(1,370)
U.S. RMBS after benefit for recoveries for breaches of R&W	395	282
Other structured finance	178	339
Public finance	236	59
Other	(3)	(3)
Total	$806	$677

Third Quarter 2013 Net Economic Loss Development

Total economic loss development was a favorable $22 million ($7 million after tax) in Third Quarter 2013, primarily due to an increase in projected R&W recoveries from U.S. RMBS transactions, and improved delinquency experience from special servicing arrangements on certain second lien U.S. RMBS transactions. This was offset in part by loss development on certain first lien U.S. RMBS transactions, and U.S. public finance losses due to developments in municipal bankruptcy proceedings. The risk-free rates used to discount expected losses ranged from 0.0% to 4.36% as of September 30, 2013 compared with 0.0% to 3.28% as of December 31, 2012.

The Company's RMBS loss projection methodology assumes that the housing and mortgage markets will eventually improve. Each quarter the Company makes a judgment as to whether to change the assumptions it uses to make RMBS loss projections based on its observation during the quarter of the performance of its insured transactions (including early stage delinquencies, late stage delinquencies and loss severity) as well as the residential property market and economy in general, and, to the extent it observes changes, it makes a judgment as to whether those changes are normal fluctuations or part of a trend. Based on such observations the Company chose to use essentially the same assumptions and scenarios to project RMBS losses as of September 30, 2013 as it used as of June 30, 2013 and, with respect to its first lien RMBS, as it used as of December 31, 2012. The Company's use of essentially the same assumptions and scenarios to project RMBS losses as of September 30, 2013, as of June 30, 2013 and, with respect to its first lien RMBS, December 31, 2012, was consistent with its view at September 30, 2013 that the housing and mortgage market recovery is not being reflected as quickly in the performance of those transactions as it had anticipated at June 30, 2013 or December 31, 2012. During second quarter 2013, the Company had observed improvements in the performance of its second lien RMBS transactions that, when viewed in the context of their performance in previous quarters, suggested those transactions were beginning to respond to the improvements in the residential property market and economy being widely reported. Based on such observations, in projecting losses for its second lien RMBS the Company chose to decrease by two months in its base scenario and by three months in its optimistic scenario the period it assumed it would take the mortgage market to recover as compared to March 31, 2013 and December 31, 2012. The Company retained this change to its scenarios in its projections as of September 30, 2013. The Company observed some improvement in delinquency trends in most of its RMBS transactions during the third quarter, with some of that improvement in second liens driven by a servicing transfer it effectuated. Such improvement is naturally transmitted to its projections for each individual RMBS transaction, since the projections are based on the delinquency performance of the loans in that individual RMBS transaction. The Company also made adjustments during the quarter to its assumptions for specific transactions to reflect loss mitigation developments. The methodology and assumptions the Company uses to project RMBS losses and the scenarios it employs are described in more detail in Note 5, Expected Loss to be Paid, of the Financial Statements.

The following table provides a breakdown of the development and accretion amount in the roll forward of estimated recoveries associated with alleged breaches of R&W.

Third Quarter 2013
(in millions)
Inclusion (removal) of deals with breaches of R&W during period	$—
Change in recovery assumptions as the result of additional file review and recovery success	69
Estimated increase (decrease) in defaults that will result in additional (lower) breaches	13
Results of settlements	—
Accretion of discount on balance	4
Total	$86

U.S. municipalities and related entities have been under increasing pressure over the last few quarters, and a few have filed for protection under the U.S. Bankruptcy Code, entered into state processes designed to help municipalities in fiscal distress or otherwise indicated they may consider not meeting their obligations to make timely payments on their debts. Given some of these developments, and the circumstances surrounding each instance, the ultimate outcome cannot be certain and may lead to an increase in defaults on some of the Company's insured public finance obligations. The Company will continue to analyze developments in each of these matters closely. The municipalities whose obligations the Company has insured that have filed for protection under Chapter 9 of the U.S Bankruptcy Code are: Detroit, Michigan; Jefferson County, Alabama; and Stockton, California. The City Council of Harrisburg, Pennsylvania had also filed a purported bankruptcy petition, which was later dismissed by the bankruptcy court; a receiver for the City of Harrisburg was appointed by the Commonwealth Court of Pennsylvania on December 2, 2011. During the third quarter the Company reached tentative arrangements with respect to its exposures to Jefferson County, Alabama, Stockton, California and Harrisburg, Pennsylvania, in each case subject to various contingencies. See “Selected U.S. Public Finance Transactions” in Note 5, Expected Loss to be Paid, of the Financial Statements, for a discussion of respective arrangements reached. The net par outstanding for these and all other BIG rated U.S. public finance obligations was $4.6 billion as of September 30, 2013 and December 31, 2012. The Company projects that its total future expected net loss across its troubled U.S. public finance credits as of September 30, 2013 will be $183 million. As of June 30, 2013 the Company was projecting a net expected loss of $71 million across it troubled U.S. public finance credits. While the deterioration was due to a number of factors, it was attributable primarily to the elimination of the recoverable for claims paid on the bonds secured by cash flow from the Foxwoods Casino upon the receipt of the New Pequot Notes (with a with a principal amount of $145 million) now held in the investment account, along with loss developments in Detroit and Stockton.

Third Quarter 2012 Net Economic Loss Development

Economic loss development was $64 million ($41 million after tax) in Third Quarter 2012, which was primarily driven by the establishment of losses on Spanish exposures, higher expected LAE as the Company continues to pursue loss mitigation strategies, and modest development in RMBS exposures. The Company reflected a slightly higher probability of loss on certain Spanish sub-sovereign exposures as a result of including scenarios reflecting recent downgrades in Spain's sovereign and sub-sovereign ratings. As of September 30, 2012, no claims had been paid on any Spanish exposures. Changes in discount rates had a significant effect on the economic loss development in Third Quarter 2012 as the rates ranged from 0.0% to 3.19% as of September 30, 2012 compared with 0.0% to 3.27% as of December 31, 2011.

The following table provides a breakdown of the development and accretion amount in the roll forward of estimated recoveries associated with alleged breaches of R&W.

Third Quarter 2012
(in millions)
Estimated increase (decrease) in defaults that will result in additional (lower) breaches	$10
Accretion of discount on balance	2
Total	$12

Nine Months 2013 and 2012 Net Economic Loss Development

Economic loss development was a favorable $33 million ($8 million unfavorable after tax) for Nine Months 2013 compared with loss development of $365 million ($265 million after tax) for Nine Months 2012, primarily due to loss expense on Greek sovereign debt exposure in Nine Months 2012. The favorable economic loss development in Nine Months 2013 is primarily due to lower U.S. RMBS losses due to the settlement of several R&W claims during 2013, which was partially by higher U.S. public finance sector losses primarily due to Detroit.

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

Expected loss to be paid, as discussed above under "Losses in the Insured Portfolio", is an important liquidity measure in that it provides the present value of amounts that the Company expects to pay or recover in future periods. Expected loss to be expensed is important because it presents the Company’s projection of incurred losses that will be recognized in future periods as deferred premium revenue amortizes into income on financial guaranty insurance policies. Expected loss to be paid for FG VIEs pursuant to AGC’s and AGM’s financial guaranty policies is calculated in a manner consistent with financial guaranty insurance contracts, but eliminated in consolidation under GAAP.

 The following tables present the loss and LAE recorded in the consolidated statements of operations by sector for non-derivative contracts and the loss expense recorded under non-GAAP operating income respectively. Amounts presented are net of reinsurance.

Loss and LAE Reported
on the Consolidated Statements of Operations

	Third Quarter		Nine Months
	2013	2012	2013	2012
	(in millions)
U.S. RMBS	$19	$45	$(5)	$188
Other structured finance	(12)	3	(34)	(2)
Public finance	59	40	134	280
Other	—	—	—	(6)
Total insurance contracts before FG VIE consolidation	66	88	95	460
Effect of consolidating FG VIEs	(11)	(2)	(26)	(14)
Total loss and LAE	$55	$86	$69	$446

Loss Expense Non-GAAP Operating

	Third Quarter		Nine Months
	2013	2012	2013	2012
	(in millions)
U.S. RMBS	$2	$62	$23	$210
Other structured finance	(2)	(2)	(38)	(14)
Public finance	56	40	132	279
Other	—	—	(10)	(6)
Total	$56	$100	$107	$469

Reconciliation of Loss and LAE to Non-GAAP Loss Expense

	Third Quarter		Nine Months
	2013	2012	2013	2012
	(in millions)
Loss and LAE	$55	$86	$69	$446
Credit derivative loss expense	(10)	12	12	9
FG VIE loss expense	11	2	26	14
Loss expense included in operating income	$56	$100	$107	$469

In 2013, U.S. RMBS losses were lower due primarily to the settlement of several R&W claims, however U.S. public finance sector experienced economic loss development due in part to the Company's exposure to Detroit. Changes in risk-free rates used to discount losses also affect loss expense for long-dated transactions, however this component of loss expense does not reflect actual credit impairment or improvement in the period.

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

Financial Guaranty Insurance
Net Expected Loss to be Expensed
As of September 30, 2013

	Net Expected Loss to be Expensed(1)
	In GAAP Reported Income	In Non-GAAP Operating Income
	(in millions)
2013 (October 1 - December 31)	$12	$13
2014	43	58
2015	40	54
2016	34	45
2017	29	39
2018-2022	103	128
2023-2027	54	68
2028-2032	30	39
After 2032	28	38
Total expected PV of net expected loss to be expensed	373	482
Discount	421	471
Total future value	$794	$953
____________________

(1)	Net expected loss to be expensed for GAAP reported income is different than non-GAAP operating income by the amount related to consolidated FG VIEs.

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

The models used to determine fair value are primarily developed internally based on market conventions for similar transactions that the Company observed in the past. There has been very limited new issuance activity in this market over the past three years and as of September 30, 2013, and market prices for the Company’s credit derivative contracts were generally not available. Inputs to the estimate of fair value include various market indices, credit spreads, the Company’s own credit spread, and estimated contractual payments.

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

Net Change in Fair Value of Credit Derivatives
Gain (Loss)

	Third Quarter		Nine Months
	2013	2012	2013	2012
	(in millions)
Net credit derivative premiums received and receivable	$24	$33	$92	$96
Net ceding commissions (paid and payable) received and receivable	0	0	1	0
Realized gains on credit derivatives	24	33	93	96
Terminations	—	—	—	(1)
Net credit derivative losses (paid and payable) recovered and recoverable	—	(31)	(137)	(173)
Total realized gains (losses) and other settlements on credit derivatives	24	2	(44)	(78)
Net unrealized gains (losses) on credit derivatives	330	(38)	(120)	(388)
Net change in fair value of credit derivatives	$354	$(36)	$(164)	$(466)

Net credit derivative premiums have decreased in Third Quarter 2013 and Nine Months 2013 due primarily to the decline in net par outstanding to $59.1 billion at September 30, 2013 from $74.7 billion at September 30, 2012. In Third Quarter 2013 and 2012, CDS contracts totaling $0.3 billion and $0.3 billion in net par were terminated, resulting in accelerations of credit derivative revenues of $0.1 million in Third Quarter 2013 and $0.4 million in Third Quarter 2012. In Nine Months 2013 and 2012, CDS contracts totaling $3.3 billion and $1.1 billion in net par were terminated, resulting in accelerations of credit derivative revenues of $15 million in Nine Months 2013 and $1 million in Nine Months 2012. In Nine Months 2013, in addition to the CDS terminations mentioned above, the Company terminated a film securitization CDS for a payment of $120 million which was recorded in realized gains (losses) and other settlements on credit derivatives, with a corresponding release of the unrealized loss recorded in unrealized gains (losses) on credit derivatives of $127 million for a net change in fair value of credit derivatives of $7 million.

Net Change in Unrealized Gains (Losses) on Credit Derivatives By Sector

	Third Quarter		Nine Months
Asset Type	2013	2012	2013	2012
	(in millions)
Pooled corporate obligations	$96	$32	$(43)	$62
U.S. RMBS	195	(78)	(248)	(457)
CMBS	3	—	(1)	—
Other (1)	36	8	172	7
Total	$330	$(38)	$(120)	$(388)
 ____________________

(1)	“Other” includes all other U.S. and international asset classes, such as commercial receivables, international infrastructure, international RMBS securities, and pooled infrastructure securities.

For all periods presented, a majority of AGM policies were pricing at their floor levels (or the minimum rate at which the Company would consider assuring these risks based on historical experience) and therefore changes in AGM credit spreads, or the cost to buy credit protection in AGM's name did not have a significant effect on the changes in unrealized gains or losses. Instead, AGC's U.S. RMBS exposures experienced the most significant volatility attributable primarily to changes in AGC's credit spreads. Increases in AGC's credit spreads generally resulted in unrealized gains due to tighter implied net spreads, and decreases in AGC's credit spreads generally resulted in unrealized losses due to wider implied net spreads. See the tables below for the 5 Year and 1 Year CDS spreads on AGC and AGM.

In addition, unrealized gains and losses in Nine Months 2013 also included a $127 million gain attributable to the termination of a film securitization CDS. In Nine Months 2012, the U.S. RMBS sector included an $85 million unrealized gain relating to R&W benefits from the agreement with Deutsche Bank.

Five-Year CDS Spread on AGC and AGM

	As of September 30, 2013	As of June 30, 2013	As of December 31, 2012	As of September 30, 2012	As of June 30, 2012	As of December 31, 2011
Quoted price of CDS contract (in basis points):
AGC	465	343	678	780	904	1,140
AGM	502	365	536	638	652	778

One-Year CDS Spread on AGC and AGM

	As of September 30, 2013	As of June 30, 2013	As of December 31, 2012	As of September 30, 2012	As of June 30, 2012	As of December 31, 2011
Quoted price of CDS contract (in basis points):
AGC	185	57	270	458	629	965
AGM	215	72	257	333	416	538

Effect of Changes in the Company’s Credit Spread on
Unrealized Gains (Losses) on Credit Derivatives

	Third Quarter		Nine Months
	2013	2012	2013	2012
	(in millions)
Change in unrealized gains (losses) of credit derivatives:
Before considering implication of the Company’s credit spreads	$9	$791	$863	$649
Resulting from change in the Company’s credit spreads	321	(829)	(983)	(1,037)
After considering implication of the Company’s credit spreads	$330	$(38)	$(120)	$(388)

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

Provision for Income Tax

Deferred income tax assets and liabilities are established for the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Such temporary differences relate principally to unrealized gains and losses on investments and credit derivatives, FG VIE fair value adjustments, loss and LAE reserve, unearned premium reserve and tax attributes for net operating losses, alternative minimum tax (“AMT”) credits and foreign tax credits. As of September 30, 2013 and December 31, 2012, the Company had a net deferred income tax asset of $767 million and $721 million, respectively. The increase in the deferred tax asset related primarily to fair value losses on credit derivatives. As of September 30, 2013, the Company has foreign tax credits carried forward of $36 million which expire in 2018 through 2021 and AMT credits of $88 million which do not expire. Foreign tax credits of $22 million are from its acquisition of Assured Guaranty Municipal Holdings Inc. (“AGMH”) on July 1, 2009 (“AGMH Acquisition”). The Internal Revenue Code limits the amount of credits the Company may utilize each year.

Provision for Income Taxes and Effective Tax Rates

	Third Quarter		Nine Months
	2013	2012	2013	2012
	(in millions)
Total provision (benefit) for income taxes	$152	$37	$194	$1
Effective tax rate	28.2%	20.6%	29.7%	3.7%

The Company’s effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, United Kingdom (“U.K.”) subsidiaries taxed at the U.K. blended marginal corporate tax rate of 23.25% unless subject to U.S. tax by election or as a U.S. controlled foreign corporation, and no taxes for the Company’s Bermuda holding company and subsidiaries unless subject to U.S tax by election or as a U.S. controlled foreign corporation. For periods subsequent to April 1, 2013, the U.K. corporation tax rate has been reduced to 23%, for the period April 1, 2012 to April 1, 2013 the U.K. corporation tax rate was 24% resulting in a blended tax rate of 23.25% in 2013 and prior to April 1, 2012, the U.K. corporation rate was 26% resulting in a blended tax rate of 24.5% in 2012. Accordingly, the Company’s overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions. Third Quarter 2013, Third Quarter 2012, Nine Months 2013 and Nine Months 2012 had disproportionate losses and income across jurisdictions, offset by tax-exempt interest, and are the primary reasons for the effective tax rates.

Financial Guaranty Variable Interest Entities

Pursuant to GAAP, the Company evaluated its power to direct the activities that most significantly impact the economic performance of VIEs that have debt obligations insured by the Company and, accordingly, where the Company is obligated to absorb VIE losses that could potentially be significant to the VIE. As of September 30, 2013, the Company determined that, based on the assessment of its control rights over servicer or collateral manager replacement, given that servicing/managing collateral were deemed to be the VIEs’ most significant activities, 40 VIEs required consolidation.

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

Effect of Consolidating FG VIEs on Net Income (Loss)

	Third Quarter		Nine Months
	2013	2012	2013	2012
	(in millions)
Net earned premiums	$(14)	$(17)	$(47)	$(50)
Net investment income	(3)	(3)	(10)	(9)
Net realized investment gains (losses)	0	0	2	4
Fair value gains (losses) on FG VIEs	40	34	253	161
Loss and LAE	11	2	26	14
Total pretax effect on net income	34	16	224	120
Less: tax provision (benefit)	12	5	78	42
Total effect on net income (loss)	$22	$11	$146	$78

Fair value gains (losses) on FG VIEs represent the net change in fair value on the consolidated FG VIEs’ assets and liabilities. During Third Quarter 2013, the Company recorded a pre-tax net fair value gain of consolidated FG VIEs of $40 million. The gain was primarily driven by price depreciation on the Company’s FG VIE liabilities. During the quarter, market participants gave less value to the guarantee provided by monoline insurers as a result of exposure to specific countries. The primary driver of the $253 million pre-tax fair value gain of consolidated FG VIEs during Nine Months 2013 was a result of R&W benefits received on several VIEs as a result of settlements with various counterparties during the first and second quarters. These settlements resulted in a gain of $213 million. During Third Quarter 2013, one of the Company's financial guaranty insurance policies was canceled, resulting in deconsolidation of one FG VIE. During the first half of the year the Company signed an agreement that resulted in the deconsolidation of two FG VIEs.

During Third Quarter 2012, the Company recorded a pre-tax net fair value gain of consolidated FG VIEs of $34 million. While prices appreciated slightly during the period on the Company's FG VIE assets and liabilities, the gain for Third Quarter 2012 was primarily driven by large principal paydowns made on the Company's FG VIE assets. This was also the primary driver of the $161 million pre-tax fair value gain of consolidated FG VIEs during Nine Months 2012. The majority of this gain, $163 million, is a result of an R&W settlement with Deutsche Bank that closed during second quarter 2012.

Expected losses to be paid (recovered) in respect of consolidated FG VIEs, were $52 million of expected loss to be paid as of September 30, 2013 and $96 million of expected losses to be recovered as of December 31, 2012, and are included in the discussion of “—Losses in the Insured Portfolio.”

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

Operating Income

Reconciliation of Net Income (Loss) to Operating Income

	Third Quarter		Nine Months
	2013	2012	2013	2012

Net income	$384	$142	$459	$36
Less after-tax adjustments:
Realized gains (losses) on investments	(3)	0	18	(5)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	233	(37)	(173)	(394)
Fair value gains (losses) on CCS	5	(2)	(3)	(8)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	10	4	(4)	14
Effect of consolidating FG VIEs	22	11	146	78
Operating income	$117	$166	$475	$351

Effective tax rate on operating income	28.1%	22.5%	27.2%	24.2%

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

Reconciliation of Shareholders’ Equity
to Adjusted Book Value

	As of September 30, 2013		As of December 31, 2012
	Total	Per Share	Total	Per Share
	(dollars in millions, except per share amounts)
Shareholders’ equity	$4,834	$26.53	$4,994	$25.74
Less after-tax adjustments:
Effect of consolidating FG VIEs	(209)	(1.14)	(348)	(1.79)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(1,192)	(6.55)	(988)	(5.09)
Fair value gains (losses) on CCS	20	0.11	23	0.12
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	175	0.96	477	2.45
Operating shareholders’ equity	6,040	33.15	5,830	30.05
After-tax adjustments:
Less: Deferred acquisition costs	162	0.89	165	0.85
Plus: Net present value of estimated net future credit derivative revenue	173	0.95	220	1.14
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	2,978	16.34	3,266	16.83
Adjusted book value	$9,029	$49.55	$9,151	$47.17

As of September 30, 2013, shareholders’ equity decreased to $4.8 billion from $5.0 billion at December 31, 2012 due to share repurchases, a decline in unrealized gains on the available for sale portfolio and dividends, which were partially offset by net income in Nine Months 2013. Operating shareholders' equity increased due primarily to positive operating income in Nine Months 2013, which was partially offset by the share repurchases. Adjusted book value decreased mainly due to share repurchases, dividends and economic loss development. Adjusted book value per share increased due to the repurchase of 12.2 million common shares as of September 30, 2013.

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

PVP or Present Value of New Business Production

Reconciliation of PVP to Gross Written Premiums

	Third Quarter		Nine Months
	2013	2012	2013	2012
	(in millions)
Total PVP	$40	$35	$74	$141
Less: Financial guaranty installment premium PVP	18	5	19	12
Total: Financial guaranty upfront gross written premiums	22	30	55	129
Plus: Financial guaranty installment gross written premiums	4	(5)	10	15
Total gross written premiums	$26	$25	$65	$144

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

Net Par Outstanding and Average Internal Rating by Asset Class

	As of September 30, 2013				As of December 31, 2012
Sector	Net Par Outstanding (including loss mitigation bonds)	Loss Mitigation Bonds	Net Par Outstanding (excluding loss mitigation bonds)	Avg. Rating	Net Par Outstanding (including loss mitigation bonds)	Loss Mitigation Bonds	Net Par Outstanding (excluding loss mitigation bonds)	Avg. Rating
	(dollars in millions)
Public finance:
U.S.:
General obligation	$158,972	$—	$158,972	A+	$169,985	$—	$169,985	A+
Tax backed	68,608	34	68,574	A+	73,787	38	73,749	A+
Municipal utilities	58,363	—	58,363	A	62,116	—	62,116	A
Transportation	31,189	—	31,189	A	33,799	—	33,799	A
Healthcare	16,635	—	16,635	A	17,838	—	17,838	A
Higher education	14,336	—	14,336	A	15,770	—	15,770	A+
Infrastructure finance	4,105	—	4,105	BBB	4,210	—	4,210	BBB
Housing	3,608	—	3,608	A+	4,633	—	4,633	AA-
Investor-owned utilities	1,024	—	1,024	A-	1,069	—	1,069	A-
Other public finance—U.S.	4,397	—	4,397	A	4,760	—	4,760	A
Total public finance—U.S.	361,237	34	361,203	A	387,967	38	387,929	A
Non-U.S.:
Infrastructure finance	14,857	—	14,857	BBB	15,812	—	15,812	BBB
Regulated utilities	11,216	—	11,216	BBB+	12,494	—	12,494	BBB+
Pooled infrastructure	3,177	—	3,177	AA-	3,200	—	3,200	AA-
Other public finance—non-U.S.	5,662	—	5,662	A	6,034	—	6,034	A
Total public finance—non-U.S.	34,912	—	34,912	BBB+	37,540	—	37,540	BBB+
Total public finance	396,149	34	396,115	A	425,507	38	425,469	A
Structured finance:
U.S.:
Pooled corporate obligations	33,974	—	33,974	AAA	41,886	—	41,886	AAA
RMBS	15,362	842	14,520	BB+	17,827	792	17,035	BB+
CMBS and other commercial real estate related exposures	3,994	—	3,994	AAA	4,247	—	4,247	AAA
Insurance securitizations	3,363	300	3,063	A-	3,113	170	2,943	BBB+
Financial products	2,732	—	2,732	AA-	3,653	—	3,653	AA-
Consumer receivables	2,223	—	2,223	BBB	2,369	—	2,369	BBB+
Commercial receivables	969	—	969	A	1,025	—	1,025	BBB+
Structured credit	184	121	63	BB	319	121	198	B
Other structured finance—U.S.	1,046	—	1,046	A-	1,179	—	1,179	BBB+
Total structured finance—U.S.	63,847	1,263	62,584	AA-	75,618	1,083	74,535	AA-
Non-U.S.:
Pooled corporate obligations	11,535	—	11,535	AAA	14,813	—	14,813	AAA
Commercial receivables	1,308	—	1,308	BBB+	1,463	—	1,463	A-
RMBS	1,162	—	1,162	AA-	1,424	—	1,424	AA-
Structured credit	288	—	288	BBB	591	—	591	BBB
CMBS and other commercial real estate related exposures	—	—	—	—	100	—	100	AAA
Other structured finance—non-U.S.	378	—	378	AAA	377	—	377	AAA
Total structured finance—non-U.S.	14,671	—	14,671	AA	18,768	—	18,768	AA
Total structured finance	78,518	1,263	77,255	AA-	94,386	1,083	93,303	AA-
Total net par outstanding	$474,667	$1,297	$473,370	A	$519,893	$1,121	$518,772	A+

The September 30, 2013 and December 31, 2012 amounts above include $39.0 billion and $47.4 billion, respectively, of AGM structured finance net par outstanding, excluding loss mitigation bonds. AGM has not insured a mortgage-backed transaction since January 2008 and announced its complete withdrawal from the structured finance market in August 2008. The structured finance transactions that remain in AGM’s insured portfolio are of double-A average underlying credit quality, according to the Company’s internal rating system. Management expects AGM’s structured finance portfolio to run-off rapidly: 3% by year-end 2013, 53% by year end 2015, and 83% by year-end 2017.

The following tables set forth the Company’s net financial guaranty portfolio by internal rating.

Financial Guaranty Portfolio by Internal Rating
As of September 30, 2013

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category (1)	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$4,169	1.2%	$1,711	4.9%	$34,924	55.8%	$10,125	69.0%	$50,929	10.8%
AA	112,319	31.1	488	1.4	9,438	15.1	590	4.0	122,835	25.9
A	197,403	54.6	9,358	26.8	2,587	4.1	797	5.5	210,145	44.4
BBB	42,684	11.8	21,729	62.2	4,329	6.9	2,162	14.7	70,904	15.0
BIG	4,628	1.3%	1,626	4.7	11,306	18.1	997	6.8	18,557	3.9
Total net par outstanding (excluding loss mitigation bonds)	$361,203	100.0%	$34,912	100.0%	$62,584	100.0%	$14,671	100.0%	$473,370	100.0%
Loss Mitigation Bonds	34		—		1,263		—		1,297
Net Par Outstanding (including loss mitigation bonds)	$361,237		$34,912		$63,847		$14,671		$474,667

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2012

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category (1)	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$4,502	1.2%	$1,706	4.5%	$42,187	56.6%	$13,169	70.2%	$61,564	11.9%
AA	124,525	32.1	875	2.3	9,543	12.8	722	3.9	135,665	26.1
A	210,124	54.1	9,781	26.1	4,670	6.3	1,409	7.5	225,984	43.6
BBB	44,213	11.4	22,885	61.0	3,737	5.0	2,427	12.9	73,262	14.1
BIG	4,565	1.2	2,293	6.1	14,398	19.3	1,041	5.5	22,297	4.3
Total net par outstanding (excluding loss mitigation bonds)	$387,929	100.0%	$37,540	100.0%	$74,535	100.0%	$18,768	100.0%	$518,772	100.0%
Loss Mitigation Bonds	38		—		1,083		—		1,121
Net Par Outstanding (including loss mitigation bonds)	$387,967		$37,540		$75,618		$18,768		$519,893
____________________

(1)
In Third Quarter 2013, the Company adjusted its approach to assigning internal ratings. See "Refinement of Approach to Internal Credit Ratings and Surveillance Categories". This approach is reflected in the "Financial Guaranty Portfolio by Internal Rating" tables as of both September 30, 2013 and December 31, 2012.

Previously, the Company had included securities purchased for loss mitigation purposes in its descriptions of its invested assets and its financial guaranty insured portfolio. Beginning in Third Quarter 2013, the Company will be excluding such loss mitigation securities from its disclosure about its financial guaranty insured portfolio (unless otherwise indicated); it has taken this approach as of both September 30, 2013 and December 31, 2012. In addition, under the terms of certain credit derivative contracts, the referenced obligations in such contracts have been delivered to the Company and are also recorded in invested assets in the consolidated balance sheets. Such amounts are still included in the financial guaranty insured portfolio and totaled $218 million and $220 million in gross par outstanding as of September 30, 2013 and December 31, 2012, respectively.

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

Economic Exposure to the Selected European Countries

The Company’s economic exposure to the Selected European Countries (based on par for financial guaranty contracts and notional amount for financial guaranty contracts accounted for as derivatives) is shown in the following tables, both gross and net of ceded reinsurance:

Gross Economic Exposure to Selected European Countries(1)
September 30, 2013

	Greece	Hungary	Ireland	Italy	Portugal	Spain	Total
	(in millions)
Sovereign and sub-sovereign exposure:
Public finance	$—	$—	$—	$1,368	$120	$435	$1,923
Infrastructure finance	—	442	24	86	96	174	822
Sub-total	—	442	24	1,454	216	609	2,745
Non-sovereign exposure:
Regulated utilities	—	—	—	248	—	—	248
RMBS	—	231	142	377	—	—	750
Commercial receivables	—	0	9	64	14	2	89
Pooled corporate	18	—	121	185	15	554	893
Sub-total	18	231	272	874	29	556	1,980
Total	$18	$673	$296	$2,328	$245	$1,165	$4,725
Total BIG	$—	$635	$8	$1	$131	$592	$1,367

Net Economic Exposure to Selected European Countries(1)
September 30, 2013

	Greece	Hungary	Ireland	Italy	Portugal	Spain	Total
	(in millions)
Sovereign and sub-sovereign exposure:
Public finance	$—	$—	$—	$1,020	$101	$271	$1,392
Infrastructure finance	—	417	24	85	96	171	793
Sub-total	—	417	24	1,105	197	442	2,185
Non-sovereign exposure:
Regulated utilities	—	—	—	229	—	—	229
RMBS	—	220	142	314	—	—	676
Commercial receivables	—	0	9	62	14	2	87
Pooled corporate	17	—	103	168	15	502	805
Sub-total	17	220	254	773	29	504	1,797
Total	$17	$637	$278	$1,878	$226	$946	$3,982
Total BIG	$—	$599	$7	$1	$113	$425	$1,145
____________________
(1)                                 While the Company’s exposures are shown in U.S. dollars, the obligations the Company insures are in various currencies, including U.S. dollars, Euros and British pounds sterling. Included in both tables above is $142 million of reinsurance assumed on a 2004 - 2006 pool of Irish residential mortgages that is part of the Company’s remaining legacy mortgage reinsurance business. One of the residential mortgage-backed securities included in the table above includes residential mortgages in both Italy and Germany, and only the portion of the transaction equal to the portion of the original mortgage pool in Italian mortgages is shown in the tables.

As of September 30, 2013, the Company does not guarantee any sovereign bonds of the Selected European Countries, although the payments for many of the public finance and infrastructure finance credits originate with sovereigns or sub-sovereigns. The exposure shown in the “Public Finance” Category is from transactions backed by receivable payments from sub-sovereigns in Italy, Spain and Portugal.

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
September 30, 2013

	Greece	Hungary	Ireland	Italy	Portugal	Spain
	(in millions)
Sovereign and sub-sovereign exposure:
Public finance	$—	$—	$—	$—	$—	$—
Infrastructure finance	—	(1)	(1)	(1)	(2)	0
Total sovereign exposure	—	(1)	(1)	(1)	(2)	0
Non-sovereign exposure:
Regulated utilities	—	—	—	—	—	—
RMBS	—	(7)	—	—	—	—
Total non-sovereign exposure	—	(7)	—	—	—	—
Total	$—	$(8)	$(1)	$(1)	$(2)	$0

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
Net Indirect Exposure to Selected European Countries
September 30, 2013

	Greece	Hungary	Ireland	Italy	Portugal	Spain	Total
	(dollars in millions)
Pooled corporate
$ millions	$17	$—	$103	$168	$15	$502	$805
Average proportion	2.1%	—	1.7%	2.7%	1.0%	4.8%	3.2%
Commercial receivables
$ millions	$—	$0	$9	$62	$14	$2	$87
Average proportion	—	0.0%	6.7%	10.3%	2.4%	1.8%	5.2%
Total $ millions	$17	$0	$112	$230	$29	$504	$892

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

The Republic of Hungary is rated “BB” and “Ba1” by S&P and Moody’s, respectively. The country continues to face significant economic and political challenges. The Company’s sovereign and sub-sovereign exposure to Hungarian credits includes an infrastructure financing dependent on payments by government agencies. The Company rates this exposure ($379 million net par) below investment grade. The Company is closely monitoring developments with respect to the ability and willingness of these entities to meet their payment obligations. The Company’s non-sovereign exposure to Hungary comprises primarily covered mortgage bonds issued by Hungarian banks. The Company rates the covered bonds ($220 million net par) below investment grade.

The Kingdom of Spain is rated “BBB-” and “Baa3” by S&P and Moody’s, respectively. While its recession was longer and deeper than most other European countries, there are recent signs that the economic environment in Spain is stabilizing. The Company’s sovereign and sub-sovereign exposure to Spanish credits includes infrastructure financings dependent on payments by sub-sovereigns and government agencies, financings dependent on lease and other payments by sub-sovereigns and government agencies, and an issuance by a regulated utility. The Company rates most ($425 million aggregate net par) of its exposure to sovereign and sub-sovereign credits in Spain below investment grade. The Company is closely monitoring developments with respect to the ability and willingness of these entities to meet their payment obligations.

The Republic of Portugal is rated “BB” and “Ba3” by S&P and Moody's, respectively. The country continues to face difficulties regarding its fiscal imbalances, high indebtedness and the difficult macroeconomic situation but has made progress in terms of fiscal consolidation and structural reforms. The Company’s exposure to sovereign and sub-sovereign Portuguese credits includes financings dependent on lease payments by sub-sovereigns and government agencies and infrastructure financings dependent on payments by sub-sovereigns and government agencies. The Company rates four of these transactions ($113 million aggregate net par) below investment grade. The Company is closely monitoring developments with respect to the ability and willingness of these entities to meet their payment obligations.

The Republic of Ireland is currently rated “BBB+” and “Ba1” by S&P and Moody’s, respectively. The country has implemented strict fiscal consolidation and structural reforms, which have improved the sustainability of future economic growth. The Company’s exposure to Irish credits includes exposure in a pool of infrastructure financings dependent on payments by a sub-sovereign and mortgage reinsurance on a pool of Irish residential mortgages originated in 2004-2006 left from its legacy mortgage reinsurance business. Only $7 million of the Company’s exposure to Ireland is below investment grade, and it is indirect in non-sovereign pooled corporate transactions.

The Republic of Italy is rated “BBB” and “Baa2” by S&P and Moody’s, respectively. Even though its recession has eased somewhat in recent months, the country continues to face significant economic and political challenges. The Company’s sovereign and sub-sovereign exposure to Italy depends on payments by Italian governmental entities in connection with infrastructure financings or for services already rendered. The Company internally rates one of the infrastructure transactions ($1 million net par) below investment grade. The Company’s non-sovereign Italian exposure is comprised primarily of securities backed by Italian residential mortgages or in one case a government-sponsored water utility. The Company is closely monitoring the ability and willingness of these obligors to make timely payments on their obligations.

The Hellenic Republic of Greece is rated “B-” and “C” by S&P and Moody’s, respectively. As evidenced by its low ratings, the country still faces significant economic, social and political challenges. As of September 30, 2013 the Company no longer had any direct economic exposure to Greece, although it does still have small, indirect exposures as described above under "Indirect Exposure to Selected European Countries".

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

Exposure to Puerto Rico

The Company insures general obligations of the Commonwealth of Puerto Rico and various obligations of its instrumentalities. In recent months, investors have expressed concern about Puerto Rico's high debt levels and weak economy. Of the net insured par related to Puerto Rico, $2.1 billion is supported principally by a pledge of the good faith, credit and taxing power of the Commonwealth or by Commonwealth lease rental payments or appropriations. See Note 3, Outstanding Exposure, of the Financial Statements.

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

Exposure by Reinsurer

	Ratings at		Par Outstanding
	November 7, 2013		As of September 30, 2013
Reinsurer	Moody’s Reinsurer Rating	S&P Reinsurer Rating	Ceded Par Outstanding(1)	Second-to- Pay Insured Par Outstanding	Assumed Par Outstanding
	(dollars in millions)
American Overseas Reinsurance Company Limited (f/k/a Ram Re)	WR (2)	WR	$8,695	$—	$30
Tokio	Aa3 (3)	AA- (3)	7,420	—	—
Radian	Ba1	B+	4,781	38	1,194
Syncora Guarantee Inc.	WR	WR	4,119	1,790	162
Mitsui Sumitomo Insurance Co. Ltd.	A1	A+ (3)	2,160	—	—
ACA Financial Guaranty Corp.	NR	WR	810	5	10
Swiss Reinsurance Co.	A1	AA-	401	—	—
Ambac Assurance Corporation ("Ambac")	WR	WR	85	6,451	18,307
CIFG Assurance North America Inc. ("CIFG")	WR	WR	61	237	5,201
MBIA Inc.	(4)	(4)	—	10,549	7,497
Financial Guaranty Insurance Co.	WR	WR	—	2,535	1,721
Other	Various	Various	946	2,056	46
Total			$29,478	$23,661	$34,168
____________________

(1)	Includes $3,364 million in ceded par outstanding related to insured credit derivatives.

(2)    Represents “Withdrawn Rating.”

(3)    The Company has structural collateral agreements satisfying the triple-A credit requirement of S&P and/or Moody’s.

(4)    MBIA Inc. includes various subsidiaries which are rated A and B by S&P and Baa1, B1 and B3 by Moody’s.

Ceded Par Outstanding by Reinsurer and Credit Rating
As of September 30, 2013

	Internal Credit Rating (1)
Reinsurer	AAA	AA	A	BBB	BIG	Total
	(in millions)
American Overseas Reinsurance Company Limited (f/k/a Ram Re)	$1,118	$2,977	$2,701	$1,519	$380	$8,695
Tokio	1,153	1,130	2,306	2,229	602	7,420
Radian	241	291	2,407	1,530	312	4,781
Syncora Guarantee Inc.	—	223	759	2,496	641	4,119
Mitsui Sumitomo Insurance Co. Ltd.	145	694	869	408	44	2,160
ACA Financial Guaranty Corp	—	465	324	21	—	810
Swiss Reinsurance Co.	8	5	253	104	31	401
Ambac	—	—	85	—	—	85
CIFG	—	—	—		61	61
Other	—	73	816	57	—	946
Total	$2,665	$5,858	$10,520	$8,364	$2,071	$29,478
____________________

(1)
In Third Quarter 2013, the Company adjusted its approach to assigning internal ratings. See "Refinement of Approach to Internal Credit Ratings and Surveillance Categories" in Note 3, Outstanding Exposure, of the Financial Statements.

In accordance with U.S. statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. All of the unauthorized reinsurers in the table above post collateral for the benefit of the Company in an amount at least equal to the sum of their ceded unearned premium reserve, loss reserves and contingency reserves all calculated on a statutory basis of accounting. CIFG and Radian are authorized reinsurers. Radian's collateral equals or exceeds its ceded statutory loss reserves and CIFG's collateral covers a substantial portion of its ceded statutory loss reserves. Collateral may be in the form of letters of credit or trust accounts. The total collateral posted by all non-affiliated reinsurers as of September 30, 2013 is approximately $1.2 billion.

Second-to-Pay
Insured Par Outstanding by Internal Rating
As of September 30, 2013(1)

	Public Finance					Structured Finance
	AAA	AA	A	BBB	BIG	AAA	AA	A	BBB	BIG	Total
	(in millions)
Radian	$—	$—	$13	$17	$8	$—	$—	$—	$—	$—	$38
Syncora Guarantee Inc.	—	25	379	767	299	82	58	—	—	180	1,790
ACA Financial Guaranty Corp.	—	3	—	2	—	—	—	—	—	—	5
Ambac	0	1,401	3,230	1,138	80	10	46	73	216	257	6,451
CIFG	—	11	69	112	45	—	—	—	—	—	237
MBIA Inc.	162	2,435	4,209	1,739	—	—	1,547	25	202	230	10,549
Financial Guaranty Insurance Co.	—	121	1,106	296	324	561	—	79	—	48	2,535
Other	—	—	2,056	—	—	—	—	—	—	—	2,056
Total	$162	$3,996	$11,062	$4,071	$756	$653	$1,651	$177	$418	$715	$23,661
____________________

(1)
Assured Guaranty’s internal rating. In Third Quarter 2013, the Company adjusted its approach to assigning internal ratings. See "Refinement of Approach to Internal Credit Ratings and Surveillance Categories" in Note 3, Outstanding Exposure, of the Financial Statements.

Exposure to Residential Mortgage-Backed Securities

The tables below provide information on the risk ratings and certain other risk characteristics of the Company’s financial guaranty insurance and credit derivative RMBS exposures as of September 30, 2013. U.S. RMBS exposures represent 3% of the total net par outstanding, and BIG U.S. RMBS represent 43% of total BIG net par outstanding. The tables presented provide information with respect to the underlying performance indicators of this book of business. See Note 5, Expected Loss to be Paid, of the Financial Statements, for a discussion of expected losses to be paid on U.S. RMBS exposures.

Net par outstanding in the following tables are based on values as of September 30, 2013. Previously, the Company had included securities purchased for loss mitigation purposes in its invested assets and its financial guaranty insured portfolio. Beginning with Third Quarter 2013, the Company will be excluding such loss mitigation securities from its disclosure about its financial guaranty insured portfolio (unless otherwise indicated); it has taken this approach as of both September 30, 2013 and December 31, 2012. In addition, under the terms of certain credit derivative contracts, the referenced obligations in such contracts have been delivered to the Company and are also recorded in invested assets in the consolidated balance sheets. Such amounts are still included in the financial guaranty insured portfolio and totaled $218 million and $220 million in gross par outstanding as of September 30, 2013 and December 31, 2012, respectively. All performance information such as pool factor, subordination, cumulative losses and delinquency is based on September 30, 2013 information obtained from third parties and/or provided by the trustee.

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

U.S. Prime First Lien in the tables below includes primarily prime first lien plus an insignificant amount of other miscellaneous RMBS transactions.

Distribution of U.S. RMBS by Internal Rating and Type of Exposure as of September 30, 2013

Ratings (1):	Prime First Lien	Closed End Second Lien	Home Equity Lines of Credit ("HELOC")	Alt-A First Lien	Option ARM	Subprime First Lien	Total Net Par Outstanding
	(in millions)
AAA	$1	$0	$23	$229	$4	$2,260	$2,517
AA	102	102	108	418	326	1,712	2,768
A	1	0	9	18	26	99	154
BBB	39	—	269	528	25	282	1,143
BIG	417	150	1,955	2,801	633	1,983	7,938
Total exposures	$561	$252	$2,365	$3,993	$1,014	$6,335	$14,520
____________________

(1)
In Third Quarter 2013, the Company adjusted its approach to assigning internal ratings. See "Refinement of Approach to Internal Credit Ratings and Surveillance Categories" in Note 3, Outstanding Exposure, of the Financial Statements.

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of September 30, 2013

Year insured:	Prime First Lien	Closed End Second Lien	HELOC	Alt-A First Lien	Option ARM	Subprime First Lien	Total Net Par Outstanding
	(in millions)
2004 and prior	$24	$1	$196	$88	$31	$1,275	$1,615
2005	163	—	576	538	46	205	1,527
2006	95	52	717	324	86	2,588	3,862
2007	278	199	875	1,990	794	2,194	6,330
2008	—	—	—	1,054	58	74	1,186
Total exposures	$561	$252	$2,365	$3,993	$1,014	$6,335	$14,520

Distribution of U.S. RMBS by Internal Rating(1) and Year Insured as of September 30, 2013

Year insured:	AAA Rated	AA Rated	A Rated	BBB Rated	BIG Rated	Total
	(dollars in millions)
2004 and prior	$1,008	$131	$52	$93	$332	$1,615
2005	106	180	2	96	1,144	1,527
2006	1,317	1,241	59	195	1,049	3,862
2007	9	1,158	41	760	4,362	6,330
2008	77	58	—	—	1,051	1,186
Total exposures	$2,517	$2,768	$154	$1,143	$7,938	$14,520
% of total	17.3%	19.1%	1.1%	7.8%	54.7%	100.0%
 ____________________

(1)
In Third Quarter 2013, the Company adjusted its approach to assigning internal ratings. See "Refinement of Approach to Internal Credit Ratings and Surveillance Categories" in Note 3, Outstanding Exposure, of the Financial Statements.

Distribution of Financial Guaranty Direct U.S. RMBS
Insured January 1, 2005 or Later by Exposure Type, Average Pool Factor, Subordination,
Cumulative Losses and 60+ Day Delinquencies as of September 30, 2013

U.S. Prime First Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$161	23.9%	5.2%	2.5%	12.4%	6
2006	95	47.3%	8.4%	0.8%	17.8%	1
2007	278	34.7%	3.2%	6.5%	19.1%	1
2008	—	—%	—%	—%	—%	—
Total	$534	33.7%	4.7%	4.3%	16.8%	8

U.S. Closed End Second Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$—	—%	—%	—%	—%	—
2006	43	10.9%	—%	60.6%	5.0%	1
2007	199	12.7%	—%	69.8%	5.9%	8
2008	—	—%	—%	—%	—%	—
Total	$242	12.4%	—%	68.2%	5.7%	9

U.S. HELOC

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$536	11.5%	3.3%	18.7%	5.3%	5
2006	701	20.4%	4.2%	38.5%	3.7%	7
2007	875	25.5%	2.0%	40.0%	3.7%	8
2008	—	—%	—%	—%	—%	—
Total	$2,112	20.2%	3.0%	34.1%	4.1%	20

U.S. Alt-A First Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions

2005	$536	24.8%	8.7%	7.5%	17.9%	20
2006	324	30.9%	0.0%	21.8%	37.4%	7
2007	1,990	38.3%	1.2%	17.2%	28.1%	12
2008	1,054	36.5%	14.2%	16.7%	25.9%	5
Total	$3,903	35.4%	5.6%	16.1%	26.9%	44

U.S. Option ARMs

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions

2005	$40	15.5%	11.6%	10.4%	16.4%	2
2006	80	28.3%	—%	19.6%	32.4%	5
2007	794	37.3%	1.0%	22.5%	30.8%	11
2008	58	39.0%	49.6%	17.3%	23.7%	1
Total	$973	35.7%	4.2%	21.4%	30.0%	19

U.S. Subprime First Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$196	33.6%	17.3%	9.2%	27.6%	4
2006	2,583	17.9%	61.8%	20.1%	31.7%	4
2007	2,194	40.7%	9.8%	27.5%	40.7%	13
2008	74	52.5%	16.1%	22.7%	31.1%	1
Total	$5,047	28.9%	36.8%	22.9%	35.4%	22

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

The Company anticipates that for the next twelve months, amounts paid by AGL’s operating subsidiaries as dividends will be a major source of its liquidity. It is possible that, in the future, AGL or its subsidiaries may need to seek additional external debt or equity financing in order to meet their obligations. External sources of financing may or may not be available to the Company, and if available, the cost of such financing may not be acceptable to the Company. As of September 30, 2013, AGL had $24 million in short term investments and $12 million in fixed maturity securities with weighted average duration of 0.1 years. AGUS and AGMH had a total of $122 million in cash, short term investments and common stock and $60 million in fixed maturity securities with weighted average duration of 1.2 years. See also "—Insurance Company Regulatory Restrictions" below. On October 25, 2013, AGL, as borrower, and AGUS, as lender, entered into a revolving credit facility pursuant to which AGL may, from time to time, borrow for general corporate purposes. Under the credit facility, AGUS committed to lend an aggregate principal amount not exceeding $225 million in the aggregate. See Note 15 in the Financial Statements, "Long Term Debt and Credit Facilities" for additional information.

AGL and Holding Company Subsidiaries
Significant Cash Flow Items

	Nine Months
	2013	2012
	(in millions)
Dividends and return of capital from subsidiaries	$312	$246
Proceeds from issuance of common shares	—	173
Dividends paid to AGL shareholders	(57)	(51)
Repurchases of common shares	(259)	(24)
Interest paid	(42)	(49)
Loans from subsidiaries	—	173
Payment of long-term debt	(7)	(173)

Insurance Company Subsidiaries

Liquidity of the insurance company subsidiaries is primarily used to pay for:

•	claims on the insured portfolio,

•	operating expenses,

•	purchase of loss mitigation bonds

•	collateral postings in connection with credit derivatives and reinsurance transactions,

•	reinsurance premiums,

•	dividends to AGUS, AGMH and AGL, as applicable, for debt service and dividends,

•	principal paydown on surplus notes issued, and

•	capital investments in their own subsidiaries, where appropriate.

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

Claims Paid (Recovered)

	Third Quarter		Nine Months
	2013	2012	2013	2012
	(in millions)
Claims paid before R&W recoveries, net of reinsurance	$101	$604	$607	$1,106
R&W recoveries	(155)	(95)	(769)	(388)
Claims paid (recovered), net of reinsurance(1)	$(54)	$509	$(162)	$718
____________________

(1)
Includes $8 million recovered and $18 million paid for consolidated FG VIEs for Third Quarter 2013 and 2012, respectively, and $167 million and $62 million recovered for consolidated FG VIEs for Nine Months 2013 and 2012, respectively. Claims recovered include invested assets received as part of a restructuring. See Note 5, Expected Loss to be Paid.

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

The Company has insured exposure of approximately $3.1 billion to infrastructure transactions with refinancing risk as to which the Company may need to make claim payments that it did not anticipate paying when the policies were issued; the aggregate amount of the claim payments may be substantial and reimbursement may not occur for an extended time, if at all. These transactions generally involve long-term infrastructure projects that were financed by bonds that mature prior to the expiration of the project concession. While the cash flows from these projects were expected to be sufficient to repay all of the debt over the life of the project concession, in order to pay the principal on the early maturing debt, the Company expected it to be refinanced in the market at or prior to its maturity. Due to market conditions, the Company may have to pay a claim at the maturity of the securities, and then recover its payment from cash flows produced by the project in the future. The Company generally projects that in most scenarios it will be fully reimbursed for such payments. However, the recovery of the payments is uncertain and may take a long time, ranging from 10 to 35 years, depending on the transaction and the performance of the underlying collateral. The Company’s exposure to infrastructure transactions with refinancing risk was reduced during Third Quarter 2013 by the termination of its insurance on A$413 million of infrastructure securities having maturities commencing in 2014. The Company estimates total claims for the remaining two largest transactions with significant refinancing risk, assuming no refinancing, could be $1.8 billion gross before reinsurance and $1.3 billion net after reinsurance; such claims would be payable from 2017 through 2022. This estimate is based on certain assumptions the Company has made as to the performance of the transactions.

 Insurance Company Regulatory Restrictions

The insurance company subsidiaries’ ability to pay dividends depends, among other things, upon their financial condition, results of operations, cash requirements, and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their states of domicile. See Note 11, Insurance Company Regulatory Requirements, of the Financial Statements. Previously, dividends paid by a U.S. company to a Bermuda holding company were subject to a 30% withholding tax. After AGL became tax resident in the United Kingdom, as described in "Tax Matters" below, it became subject to the tax rules applicable to companies resident in the U.K., including the benefits afforded by the U.K.’s tax treaties. The income tax treaty between the U.K. and the U.S. reduces or eliminates the U.S. withholding tax on certain U.S. sourced investment income (to 5% or 0%), including dividends from U.S. subsidiaries to U.K. resident persons entitled to the benefits of the treaty.

AGC is a Maryland domiciled insurance company. Under Maryland's insurance law, AGC may, with prior notice to the Maryland Insurance Commissioner, pay an ordinary dividend that, together with all dividends paid in the prior 12 months, does not exceed 10% of its policyholders' surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. As of September 30, 2013, approximately $49 million was available for distribution of dividends, after giving effect to dividends paid in the prior 12 months of approximately $42 million.

AGM is a New York domiciled insurance company. Under New York insurance law, AGM may pay dividends out of "earned surplus", which is the portion of a company's surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to shareholders as dividends or transferred to stated capital or capital surplus, or applied to other purposes permitted by law, but does not include unrealized appreciation of assets. AGM may pay an ordinary dividend that, together with all dividends paid in the prior 12 months, does not exceed the lesser of 10% of its policyholders' surplus (as of the last annual or quarterly statement filed) or 100% of its adjusted net investment income during that period. As of September 30, 2013, approximately $78 million was available for distribution of dividends, after giving effect to dividends paid in the prior 12 months of $98 million.

As of September 30, 2013, AG Re had unencumbered assets of approximately $255 million. AG Re maintains unencumbered assets for general corporate purposes, including placing additional assets in trust for the benefit of cedants to reflect declines in the market value of previously posted assets or additional ceded reserves. Unencumbered assets may decline in fourth quarter 2013 due to collateral posting requirements related to Detroit exposures. AG Re is an insurance company registered and licensed under the Insurance Act 1978 of Bermuda, amendments thereto and related regulations. Based on regulatory capital requirements, AG Re currently has $600 million of excess capital and surplus. As a Class 3B insurer, AG Re is restricted from distributing capital or paying dividends by the following regulatory requirements:

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

Dividends and Surplus Notes
By Insurance Company Subsidiaries

	Third Quarter		Nine Months
	2013	2012	2013	2012
	(in millions)
Dividends paid by AGC to AGUS	$25	$—	$42	$55
Dividends paid by AGM to AGMH	60	—	98	30
Dividends paid by AG Re to AGL	22	41	122	111
Repayment of surplus note by AGM to AGMH	25	—	50	50
Issuance of surplus notes by MAC to AGM and MAC Holdings	(400)	—	(400)	—

Consolidated Cash Flows

Consolidated Cash Flow Summary

	Three Months		Nine Months
	2013	2012	2013	2012
	(in millions)
Net cash flows provided by (used in) operating activities	$24	$(385)	$146	$(223)
Net cash flows provided by (used in) investing activities	98	529	570	802
Net cash flows provided by (used in) financing activities	(162)	(191)	(747)	(662)
Effect of exchange rate changes	3	5	(1)	1
Cash at beginning of period	143	175	138	215
Total cash at the end of the period	$106	$133	$106	$133

Operating cash flows in 2013 include cash flows from FG VIEs. Claims paid on consolidated FG VIEs are presented in the consolidated cash flow statements as a component of paydowns on FG VIE liabilities in financing activities as opposed to operating activities. Excluding consolidated FG VIEs, the cash flows from operating activities increased for Nine Months 2013 compared to Nine Months 2012 and were mainly related to proceeds from R&W settlements in 2013, which were partially offset by claim payments and higher tax payments in Nine Months 2013 and $210 million in cash received on two commutations in Nine Months 2012.

Investing activities were primarily net sales (purchases) of fixed maturity and short-term investment securities. Investing cash flows in Nine Months 2013 and 2012 include inflows of $553 million and $407 million for FG VIEs, respectively. Nine Months 2013 included proceeds from sales of third party surplus notes and other invested assets. Nine Months 2012 included a $91 million payment to acquire MAC and proceeds from a paydown of notes receivable from an equity investment, which were used to offset the Company’s payments under its CDS contract.

Financing activities consisted primarily of paydowns of FG VIE liabilities and share repurchases. Financing cash flows in Nine Months 2013 and 2012 include outflows of $409 million and $553 million for FG VIEs, respectively. Through September 30, 2013, the Company repurchased a total of 12.2 million common shares for approximately $259 million at an average price of $21.15 per share. On November 11, 2013, the Company's share repurchase authorization of $400 million replaced the prior authorization. For more information about the new share repurchase authorization and the Company's repurchase activities through November 11, 2013, the day on which the new share repurchase plan was authorized, see the "Share Repurchase Program" section of the "Key Business Strategy" section of the Executive Summary above.

Commitments and Contingencies

Leases

AGL and its subsidiaries are party to various lease agreements. Future cash payments associated with contractual obligations pursuant to operating leases for office space have not materially changed since December 31, 2012.

Long-Term Debt Obligations

The principal of and interest paid on long-term debt issued by AGUS and AGMH were as follows:

Principal Outstanding
and Interest Paid on Long-Term Debt

	Principal Amount		Interest Paid
	As of September 30,	As of December 31,	Third Quarter		Nine Months
	2013	2012	2013	2012	2013	2012
	(in millions)
AGUS:
7.0% Senior Notes	$200	$200	$—	$—	$7	$7
8.5% Senior Notes	—	—	—	—	—	7
Series A Enhanced Junior Subordinated Debentures	150	150	—	—	5	5
Total AGUS	350	350	—	—	12	19
AGMH:
67/8% QUIBS	100	100	2	2	5	5
6.25% Notes	230	230	4	4	11	11
5.60% Notes	100	100	1	1	4	4
Junior Subordinated Debentures	300	300	—	—	10	10
Total AGMH	730	730	7	7	30	30
AGM:
Notes Payable	38	61	2	2	5	7
Total AGM	38	61	2	2	5	7
Total	$1,118	$1,141	$9	$9	$47	$56

AGL fully and unconditionally guarantees the following obligations:

•	7.0% Senior Notes issued by AGUS

•	6 7/8% Quarterly Income Bonds Securities (“QUIBS”) issued by AGMH

•	6.25% Notes issued by AGMH

•	5.60% Notes issued by AGMH

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

Debt Issued by AGM

Notes Payable represent debt, issued by special purpose entities consolidated by AGM, to the former AGMH subsidiaries that conducted AGMH’s Financial Products Business (the “Financial Products Companies”) transferred to Dexia Holdings Inc. ("Dexia Holdings") prior to the AGMH Acquisition. The funds borrowed were used to finance the purchase of the underlying obligations of AGM-insured obligations which had breached triggers allowing AGM to exercise its right to accelerate payment of a claim in order to mitigate loss. The assets purchased are classified as assets acquired in refinancing transactions and recorded in “other invested assets.” The terms of the notes payable match the terms of the assets.

Recourse Credit Facilities

Strip Coverage Facility. In connection with the AGMH Acquisition, AGM agreed to retain the risks relating to the debt and strip policy portions of the leveraged lease business. The liquidity risk to AGM related to the strip policy portion of the leveraged lease business is mitigated by the strip coverage facility described below.

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $1.6 billion as of September 30, 2013. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. It is difficult to determine the probability that AGM will have to pay strip provider claims or the likely aggregate amount of such claims. At September 30, 2013, approximately $1.1 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

On July 1, 2009, AGM and Dexia Crédit Local S.A. (“DCL”), acting through its New York Branch (“Dexia Crédit Local (NY)”), entered into a credit facility (the “Strip Coverage Facility”). Under the Strip Coverage Facility, Dexia Crédit Local (NY) agreed to make loans to AGM to finance all draws made by lessors on AGM strip policies that were outstanding as of November 13, 2008, up to the commitment amount. The commitment amount of the Strip Coverage Facility was $1 billion at closing of the AGMH Acquisition but is scheduled to amortize over time. As of September 30, 2013, the maximum commitment amount of the Strip Coverage Facility has amortized to $975 million. It may also be reduced in 2014 to $750 million, if AGM does not have a specified consolidated net worth at that time.

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

The Strip Coverage Facility’s financial covenants require that AGM and its subsidiaries maintain a maximum debt-to-capital ratio of 30% and maintain a minimum net worth of 75% of consolidated net worth as of July 1, 2009, plus, starting July 1, 2014, (i) 25% of the aggregate consolidated net income (or loss) for the period beginning July 1, 2009 and ending on June 30, 2014 or, (2) zero, if the commitment amount has been reduced to $750 million as described above. The Company is in compliance with all financial covenants as of September 30, 2013.

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

As of September 30, 2013, no amounts were outstanding under this facility, nor have there been any borrowings during the life of this facility.

Intercompany Credit Facility. On October 25, 2013, AGL, as borrower, and AGUS, as lender, entered into a revolving credit facility pursuant to which AGL may, from time to time, borrow for general corporate purposes. Under the credit facility, AGUS committed to lend an aggregate principal amount not exceeding $225 million in the aggregate. Such commitment terminates on the fifth anniversary date of the date of the credit agreement (the “loan termination date”). The unpaid principal amount of each loan will bear interest at a fixed rate equal to 100% of the then applicable Federal short-term or mid-term interest rate, as the case may be, as determined under Internal Revenue Code Sec. 1274(d), and interest on all loans will be computed for the actual number of days elapsed on the basis of a year consisting of 360 days. Accrued interest on all loans will be paid on the last day of each June and December, beginning on December 31, 2013, and at maturity.  AGL must repay the then unpaid principal amounts of the loans by the third anniversary of the loan termination date. No amounts are currently outstanding under the credit facility.

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

Letters of Credit

AGC entered into a letter of credit agreement in December 2011 with Bank of New York Mellon totaling approximately $2.9 million in connection with a 2008 lease for office space, which expired in October 2013. As of September 30, 2013, $2.9 million was outstanding under this letter of credit. This letter of credit expires in November 2013.

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

Fixed Maturity Securities and Short-Term Investments

The Company’s fixed maturity securities and short-term investments had a duration of 5.0 years as of September 30, 2013 and 4.3 years as of December 31, 2012. Generally, the Company’s fixed maturity securities are designated as available-for-sale. Fixed maturity securities designated as available for sale are reported at their fair value, and the change in fair value is reported as part of AOCI except for the credit component of the unrealized loss for securities deemed to be OTTI. If management believes the decline in fair value is “other-than-temporary,” the Company writes down the carrying value of the investment and records a realized loss in the consolidated statements of operations for an amount equal to the credit component of the unrealized loss.

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

Fixed Maturity Securities and Short Term Investments
by Security Type

	As of September 30, 2013		As of December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Fixed maturity securities:
U.S. government and agencies	$684	$717	$732	$794
Obligations of state and political subdivisions	5,047	5,249	5,153	5,631
Corporate securities	1,308	1,345	930	1,010
Mortgage-backed securities(1):
RMBS	1,157	1,120	1,281	1,266
CMBS	507	523	482	520
Asset-backed securities	592	614	482	531
Foreign government securities	292	305	286	304
Total fixed maturity securities	9,587	9,873	9,346	10,056
Short-term investments	761	761	817	817
Total fixed maturity and short-term investments	$10,348	$10,634	$10,163	$10,873
 ____________________

(1)	Government-agency obligations were approximately 51% of mortgage backed securities as of September 30, 2013 and 61% as of December 31, 2012, based on fair value.

The following tables summarize, for all fixed maturity securities in an unrealized loss position as of September 30, 2013 and December 31, 2012, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed Maturity Securities
Gross Unrealized Loss by Length of Time
As of September 30, 2013

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
U.S. government and agencies	$175	$(4)	$—	$—	$175	$(4)
Obligations of state and political subdivisions	731	(39)	—	—	731	(39)
Corporate securities	341	(13)	—	—	341	(13)
Mortgage-backed securities:
RMBS	373	(13)	170	(57)	543	(70)
CMBS	59	(3)	—	—	59	(3)
Asset-backed securities	117	(2)	40	(7)	157	(9)
Foreign government securities	58	0	—	—	58	0
Total	$1,854	$(74)	$210	$(64)	$2,064	$(138)
Number of securities		385		18		403
Number of securities with OTTI		11		10		21

Fixed Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2012

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
U.S. government and agencies	$62	$0	$—	$—	$62	$0
Obligations of state and political subdivisions	79	(11)	—	—	79	(11)
Corporate securities	25	0	—	—	25	$0
Mortgage-backed securities:					—	—
RMBS	108	(19)	121	(58)	229	(77)
CMBS	5	0	—	—	5	0
Asset-backed securities	16	0	35	(10)	51	(10)
Foreign government securities	8	0	—	—	8	0
Total	$303	$(30)	$156	$(68)	$459	$(98)
Number of securities		58		16		74
Number of securities with OTTI		5		6		11

Of the securities in an unrealized loss position for 12 months or more as of September 30, 2013, 11 securities had an unrealized loss greater than 10% of book value. The total unrealized loss for these securities as of September 30, 2013 was $63 million. The Company has determined that the unrealized losses recorded as of September 30, 2013 are yield related and not the result of other-than-temporary impairments.

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

Distribution of Fixed Maturity Securities by Contractual Maturity
As of September 30, 2013

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$269	$273
Due after one year through five years	1,602	1,674
Due after five years through 10 years	2,451	2,554
Due after 10 years	3,601	3,729
Mortgage-backed securities:
RMBS	1,157	1,120
CMBS	507	523
Total	$9,587	$9,873

The following table summarizes the ratings distributions of the Company’s investment portfolio as of September 30, 2013 and December 31, 2012. Ratings reflect the lower of the Moody’s and S&P classifications, except for bonds purchased for loss mitigation or risk management strategies, which use Assured Guaranty’s internal ratings classifications.

Distribution of Fixed Maturity Securities by Rating

Rating	As of September 30, 2013	As of December 31, 2012
AAA	15.0%	18.5%
AA	58.1	61.3
A	18.0	14.3
BBB	1.0	0.4
BIG(1)	7.9	5.5
Total	100.0%	100.0%
____________________

(1)	Comprised of primarily loss mitigation assets. See Note 10, Investments and Cash, of the Financial Statements.

The following table presents the fair value of securities with third-party guaranties.

Summary of Investments with Third-Party Guarantors (1)
at Fair Value

Guarantor	As of September 30, 2013
(in millions)
National Public Finance Guarantee Corporation	$524
Ambac	474
CIFG	20
Berkshire Hathaway Assurance Corporation	5
Syncora Guarantee Inc.	3
Total	$1,026
___________________

(1)	99.2% of these securities had investment grade ratings based on the lower of Moody’s and S&P.

Short-term investments include securities with maturity dates equal to or less than one year at the time of purchase. The Company’s short-term investments consist of money market funds, discount notes and certain time deposits for foreign cash portfolios. Short-term investments are reported at fair value.

In connection with its assumed business, under agreements with its ceding companies and in accordance with statutory requirements, the Company maintains fixed maturity securities in trust accounts for the benefit of the ceding companies, which amounted to $360 million and $368 million as of September 30, 2013 and December 31, 2012, respectively. In addition, to fulfill state licensing requirements the Company has placed on deposit eligible securities of $22 million and $27 million as of September 30, 2013 and December 31, 2012, respectively, for the protection of the policyholders. To provide collateral for a letter of credit, the Company holds a fixed maturity investment in a segregated account equal to 120% of the letter of credit, which amounted to $3.5 million as of September 30, 2013 and December 31, 2012.

Under certain derivative contracts, the Company is required to post eligible securities as collateral. The need to post collateral under these transactions is generally based on mark-to-market valuations in excess of contractual thresholds. The fair market value of the Company’s pledged securities totaled $681 million and $660 million as of September 30, 2013 and December 31, 2012, respectively. See Note 8, Financial Guaranty Contracts Accounted for as Credit Derivatives, of the Financial Statements, for the effect of the downgrade on collateral posted.

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

Investment in Portfolio Funding Company LLC I

In the third quarter of 2010, as part of loss mitigation efforts under a CDS contract, the Company acquired a 50% interest in Portfolio Funding Company LLC I (“PFC”). PFC owns the distribution rights of a motion picture film library. The Company accounts for its interest in PFC as an equity investment. The Company’s equity earnings in PFC are included in net change in fair value of credit derivatives, as any proceeds from the investment are used to offset the Company’s payments under its CDS contract. During Nine Months 2013 and Nine Months 2012, the Company received $11 million and $51 million, respectively, in payments of notes receivable from PFC. The Company and the CDS counterparty mutually agreed to terminate the CDS on April 25, 2013.

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

In the most recent quarter, no substantive modifications were made to those arrangements, and accordingly AGM's risks in its exposure to the GICs remains the same. The overall exposure has declined as a result of terminations and amortization of GICs. As of September 30, 2013, the aggregate accreted GIC balance was approximately $2.7 billion. As of the same date and with respect to the FSAM assets that are covered by the primary put contract, the aggregate accreted principal was approximately $4.2 billion, the aggregate market value was approximately $4.0 billion and the aggregate market value after agreed reductions was approximately $2.9 billion. Cash and net derivative value constituted another $0.3 billion of assets. Accordingly, as of September 30, 2013, the aggregate fair value (after agreed reductions) of the assets supporting the GIC business exceeded the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business. Therefore, no posting of collateral was required under the credit support annex applicable to the primary put contract. Under the terms of that credit support annex, the collateral posting is recalculated on a weekly basis according to the formula set forth in the credit support annex, and a collateral posting is required whenever the collateralization levels tested by the formula are not satisfied, subject to a threshold of $5 million.

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

The Medium Term Notes Business

In connection with the AGMH Acquisition, DCL agreed to fund, on behalf of AGM and Assured Guaranty (Bermuda) Ltd., 100% of all policy claims made under financial guaranty insurance policies issued by AGM and Assured Guaranty (Bermuda) in relation to the medium term notes issuance program of FSA Global Funding Limited. Such agreement is set out in a Separation Agreement, dated as of July 1, 2009, between DCL, AGM, Assured Guaranty (Bermuda), FSA Global Funding and Premier International Funding Co., and in a funding guaranty and a reimbursement guaranty that DCL issued for the benefit of AGM and Assured Guaranty (Bermuda). Under the funding guaranty, DCL guarantees to pay to or on behalf of

AGM or Assured Guaranty (Bermuda) amounts equal to the payments required to be made under policies issued by AGM or Assured Guaranty (Bermuda) relating to the medium term notes business. Under the reimbursement guaranty, DCL guarantees to pay reimbursement amounts to AGM or Assured Guaranty (Bermuda) for payments they make following a claim for payment under an obligation insured by a policy they have issued. Notwithstanding DCL’s obligation to fund 100% of all policy claims under those policies, AGM and Assured Guaranty (Bermuda) have a separate obligation to remit to DCL a certain percentage (ranging from 0% to 25%) of those policy claims. AGM, the Company and related parties are also protected against losses arising out of or as a result of the medium term note business through an indemnification agreement with DCL. Assured Guaranty (Bermuda) was sold to, and subsequently merged with, AG Re in July 2013 in connection with the capitalization of MAC.

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

Tax Matters

Taxation of AGL and Subsidiaries

United Kingdom

In November 2013, AGL became tax resident in the U.K. AGL will remain a Bermuda-based company and its administrative and head office functions will continue to be carried on in Bermuda. The AGL common shares will not change and will continue to be listed on the New York Stock Exchange.

As a company that is not incorporated in the U.K., AGL will be considered tax resident in the U.K. only if it is “centrally managed and controlled” in the U.K. Central management and control constitutes the highest level of control of a company’s affairs. Effective November 6, 2013, the AGL board of directors currently intends to manage the affairs of AGL in such a way as to establish and maintain its status as a company that is tax resident in the U.K.

As a U.K. tax resident company, AGL will be subject to the tax rules applicable to companies resident in the U.K., including the benefits afforded by the U.K.’s tax treaties. AGL expects that, as a result of it becoming a U.K. tax resident, it will be able to manage capital within the Assured Guaranty group more efficiently.

As a U.K. tax resident, AGL will be required to file a corporation tax return with Her Majesty’s Revenue & Custom (“HMRC”). AGL will be subject to U.K. corporation tax in respect of its worldwide profits (both income and capital gains), subject to any applicable exemptions. The main rate of corporation tax is 23% currently; such rate is scheduled to fall to 21% as of April 1, 2014 and to 20% as of April 1, 2015. AGL will also register in the U.K. to report its Value Added Tax (“VAT”) liability. The current rate of VAT is 20%. Assured Guaranty does not expect that becoming U.K. tax resident will result in any material change in the group’s overall tax charge. Assured Guaranty expects that the dividends AGL receives from its direct subsidiaries will be exempt from U.K. corporation tax due to the exemption in section 931D of the U.K. Corporation Tax Act 2009. In addition, any dividends paid by AGL to its shareholders should not be subject to any withholding tax in the U.K. The U.K. government implemented a new tax regime for “controlled foreign companies” effective January 1, 2013, stating an intention to target more accurately profits that should be subject to U.K. taxation and to improve the attractiveness of the U.K. as a location for a holding company of a multinational group. Assured Guaranty does not expect any profits of non-U.K. resident members of the group to be taxed under the CFC regime and has obtained clearance from HMRC confirming this on the basis of current facts.

United States

None of AGL or its principal subsidiaries will be subject to any additional U.S. taxes, including withholding tax, as a result of AGL becoming a U.K. tax resident. AGL subsidiaries with operations in the U.S. will continue to be subject to tax in the U.S. on the income from those operations.

The income tax treaty between the U.K. and the U.S. reduces or eliminates the U.S. withholding tax on certain U.S. sourced investment income (to 5% or 0%), including dividends from U.S. subsidiaries to U.K. resident persons entitled to the benefits of the treaty.

Taxation of Shareholders

United Kingdom

AGL is not incorporated in the U.K., but as of November 6, 2013, AGL became tax resident in the U.K., on the basis that its affairs are centrally managed and controlled in the U.K.

Dividends. Under current U.K. tax law, AGL is not required to withhold tax at source from dividends paid to the holders of the AGL common shares.

Capital gains. U.K. tax is not normally charged on any capital gains realized by non-U.K. shareholders in AGL unless, in the case of a corporate shareholder, at or before the time the gain accrues, the shareholding is used in or for the purposes of a trade carried on by the non-resident shareholder through a permanent establishment in the U.K. or for the purposes of that permanent establishment. Similarly, an individual shareholder who carries on a trade, profession or vocation in the U.K. through a branch or agency may be liable for U.K. tax on the gain if such shareholder disposes of shares that are, or have been, used, held or acquired for the purposes of such trade, profession or vocation or for the purposes of such branch or agency. This treatment applies regardless of the U.K. tax residence status of AGL.

Stamp Taxes. On the basis that AGL does not currently intend to maintain a share register in the U.K., there should be no U.K. stamp duty reserve tax on a purchase of common shares in AGL. A conveyance or transfer on sale of common shares in AGL will not be subject to U.K. stamp duty provided that the instrument of transfer is not executed in the U.K. and does not relate to any property situated, or any matter or thing done, or to be done, in the U.K.

United States

AGL shareholders will not be subject to any additional U.S. taxes, including withholding tax, as a result of AGL becoming U.K. tax resident.

Dividends. AGL believes dividends paid by AGL on its common shares to non-corporate holders will continue to be eligible for reduced rates of tax at the rates applicable to long-term capital gains as "qualified dividend income."

Regulation

In connection with establishing its U.K. tax residence, AGL has been discussing the regulation of the group with the Prudential Regulatory Authority (“PRA”) in the U.K. and with the New York State Department of Financial Services (“NYDFS”). The NYDFS has indicated that it will assume responsibility for regulation of the Assured Guaranty group. Assured Guaranty intends to continue its ongoing discussions with the PRA and the NYDFS.

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

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2013. Based on their evaluation as of September 30, 2013 covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal controls over financial reporting during the Company’s quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 and in the Company's Quarterly Report on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013. Material developments to such proceedings during the three months ended September 30, 2013 are described below and in the "Recovery Litigation" section of Note 5, Expected Loss to be Paid, of the Financial Statements.

On April 8, 2011, AG Re and AGC filed a Petition to Compel Arbitration with the Supreme Court of the State of New York, requesting an order compelling Ambac to arbitrate Ambac’s disputes with AG Re and AGC concerning their obligations under reinsurance agreements with Ambac. In March 2010, Ambac had placed a number of insurance policies that it had issued, including policies reinsured by AG Re and AGC pursuant to the reinsurance agreements, into a segregated account. The Wisconsin state court had approved a rehabilitation plan whereby permitted claims under the policies in the segregated account will be paid 25% in cash and 75% in surplus notes issued by the segregated account. Ambac advised AG Re and AGC that it had and intended to continue to enter into commutation agreements with holders of policies issued by Ambac, and reinsured by AG Re and AGC, pursuant to which Ambac would pay a combination of cash and surplus notes to the policyholder. AG Re and AGC informed Ambac that they believed their only current payment obligation with respect to the commutations arose from the cash payment, and that there was no obligation to pay any amounts in respect of the surplus notes until payments of principal or interest are made on such notes. Ambac disputed this position on one commutation. On April 15, 2011, attorneys for the Wisconsin Insurance Commissioner, as Rehabilitator of Ambac’s segregated account, and for Ambac filed a motion with the Circuit Court of Dane County, Wisconsin, asking the Circuit Court to find AG Re and AGC to be in violation of an injunction protecting the interests of the segregated account by their seeking to compel arbitration on this matter and failing to pay in full all amounts with respect to Ambac’s payments in the form of surplus notes. On June 14, 2011, the Circuit Court issued an order granting the Rehabilitator’s and Ambac’s motion to enforce the injunction against AG Re and AGC and the parties filed a stipulation dismissing the Petition to Compel Arbitration without prejudice. AG Re and AGC appealed the Circuit Court order to the Wisconsin Court of Appeals, which affirmed the Circuit Court's ruling on October 24, 2013. As a result of the ruling by the Court of Appeals, AG Re and AGC will not recover approximately $200,000 it had paid to Ambac in respect of the surplus notes.

On September 25, 2013, Wells Fargo Bank, N.A., as trust administrator, filed an interpleader complaint in the U.S. District Court for the Southern District of New York against AGM, among others, relating to the right of AGM to be reimbursed from certain cashflows for principal claims paid on insured certificates issued in the MASTR Adjustable Rate Mortgages Trust 2007-3 securitization. The Company estimates that an adverse outcome to the interpleader proceeding could increase losses on the transaction by approximately $10 million, net of settlement payments and reinsurance in force.

ITEM 1A.	RISK FACTORS

The following information, which could materially affect the Company’s business, financial condition or future results, contains material updates and/or additions to the risk factors set forth in Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and should be considered carefully and read in conjunction with the information set forth in such Annual Report on Form 10-K and in the Company’s other filings with the SEC. The risks and uncertainties described below are not the only ones the Company faces. Additional risks not presently known to the Company or that it currently deems immaterial may also impair its business or results of operations. Any of the risks described below could result in a significant or material adverse effect on the Company’s results of operations or financial condition.

A change in AGL’s U.K. tax residency status or its ability to otherwise qualify for the benefits of income tax treaties to which the U.K. is a party could adversely affect an investment in AGL’s common shares.
AGL is not incorporated in the U.K. and, accordingly, can only be resident in the U.K. for U.K. tax purposes if it is “centrally managed and controlled” in the U.K. Central management and control constitutes the highest level of control of a company’s affairs. The concept is a question of fact and AGL intends to have become tax resident in the U.K. for U.K. tax purposes effective November 6, 2013, on the basis that it began to be centrally managed and controlled in the U.K. from that date. AGL believes that it will be entitled to take advantage of the benefits of income tax treaties to which the U.K. is a party once it has established central management and control in the U.K.  However, such tax treaties may be revised in a way that causes AGL to fail to qualify for benefits thereunder. The board of directors currently intends to manage the affairs of AGL in such a way as to maintain its status as a company that is tax resident in the U.K. for U.K. tax purposes and to qualify for the benefits of income tax treaties to which the U.K. is a party. However, a change in relevant U.K. tax law or tax treaties to which the U.K. is a party, or in AGL’s central management and control as a factual matter, or other events, could adversely affect the ability of Assured Guaranty to manage its capital in the efficient manner that it contemplated in establishing U.K. tax residence. Assured Guaranty has obtained confirmation that there is a low risk of challenge of its residency status from HMRC under the facts as they stand today.
Changes in U.K. tax law or in AGL’s ability to satisfy all the conditions for exemption from U.K. taxation on dividend income or capital gains in respect of its direct subsidiaries could affect an investment in AGL’s common shares.
As a U.K. tax resident, AGL is subject to U.K. corporation tax in respect of its worldwide profits (both income and capital gains), subject to applicable exemptions. The main rate of corporation tax is 23% currently.

•	With respect to income, the dividends that AGL receives from its subsidiaries should be exempt from U.K. corporation tax under the exemption contained in section 931D of the Corporation Tax Act 2009.

•
With respect to capital gains, if AGL were to dispose of shares in its direct subsidiaries or if it were deemed to have done so, it may realize a chargeable gain for U.K. tax purposes. Any tax charge would be based on AGL’s original acquisition cost. It is anticipated that any such future gain should qualify for exemption under the substantial shareholding exemption in Schedule 7AC to the Taxation of Chargeable Gains Act 1992. However, the availability of such exemption would depend on facts at the time of disposal, in particular the “trading” nature of the activities of the Assured Guaranty group and of the relevant subsidiary. There is no statutory definition of what constitutes “trading” activities for this purpose and in practice reliance is placed on the published guidance of HMRC.

A change in U.K. tax law or its interpretation by HMRC, or any failure to meet all the qualifying conditions for relevant exemptions from U.K. corporation tax, could affect Assured Guaranty’s financial results of operations or its ability to provide returns to shareholders.
An adverse adjustment under U.K. legislation governing the taxation of U.K. tax resident holding companies on the profits of their foreign subsidiaries could adversely impact Assured Guaranty’s tax liability.
Under the U.K. “controlled foreign company” (“CFC”) regime, the income profits of non-U.K. resident companies may, in certain circumstances, be attributed to controlling U.K. resident shareholders for U.K. corporation tax purposes. A new CFC regime was introduced with effect for CFC accounting periods beginning on or after January 1, 2013. The non-U.K. resident members of the Assured Guaranty group intend to operate and manage their levels of capital in such a manner that their profits would not be taxed on AGL under the U.K. CFC regime. Assured Guaranty has obtained clearance from HMRC that none of the profits of the non-U.K. resident members of the Assured Guaranty group should be subject to U.K. tax as a result of attribution under the CFC regime on the facts as they currently stand. However, a change in the way in which Assured Guaranty operates or any further change in the CFC regime, resulting in an attribution to AGL of any of the income profits of any of AGL’s non-U.K. resident subsidiaries for U.K. corporation tax purposes, could adversely affect Assured Guaranty’s financial results of operations.
Becoming resident in the U.K. for tax purposes may subject Assured Guaranty to additional regulatory requirements with which it may have difficulty complying or which may constrain or limit its ability to take certain actions.
In connection with AGL’s establishment of tax residence in the U.K., AGL has been discussing the regulation of the group with the Prudential Regulatory Authority (“PRA”) in the U.K. and with the New York State Department of Financial Services (“NYDFS”). The NYDFS has indicated that it will assume responsibility for regulation of the Assured Guaranty group. Group supervision by the NYDFS would result in additional regulatory oversight over Assured Guaranty, and may subject Assured Guaranty to new regulatory requirements and constraints. If the PRA determines that, notwithstanding the NYDFS becoming Assured Guaranty’s group regulator, AGL’s head office is in the U.K. based upon it having a tax residence there, then AGL may be subject to additional capital and compliance requirements that it must satisfy. If Assured Guaranty is unable to satisfy these additional regulatory requirements, it may not be able to effectuate the efficient management of capital that it contemplated in establishing U.K. tax residence.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during Third Quarter 2013. In addition, at the end of September 2013, the Company repurchased 0.3 million common shares for $5.7 million; the transaction did not close until October 1, 2013. After giving effect to repurchases through October 1, 2013, the Company had repurchased a total of 12.5 million common shares for approximately $264.2 million, excluding commissions, at an average price of $21.12 per share. On November 11, 2013, the Company's share repurchase authorization of $400 million replaced the prior authorization.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program(2)
July 1 - July 31	—	$—	—	$70,767,734
August 1 - August 31	—	$—	—	$70,767,734
September 1 - September 30	732,092	$19.47	732,092	$56,515,411
Total	732,092	$19.47	732,092
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

ASSURED GUARANTY LTD. (Registrant)

Dated November 12, 2013	By:	/s/ ROBERT A. BAILENSON

Robert A. Bailenson Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Director Compensation Summary*
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.1
The following financial information from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the Three and Nine Months ended September 30, 2013 and 2012 (iv) Consolidated Statement of Shareholders’ Equity for the Nine Months ended September 30, 2013; (v) Consolidated Statements of Cash Flows for the Nine Months ended June 30, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.

* Management contract or compensatory plan