Form 10-K
period 2013-12-31
ASSURED GUARANTY LTD
filed 2014-02-28
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of Common Shares held by non-affiliates of the Registrant as of the close of business on June 30, 2013 was $3,659,040,438 (based upon the closing price of the Registrant's shares on the New York Stock Exchange on that date, which was $22.06). For purposes of this information, the outstanding Common Shares which were owned by all directors and executive officers of the Registrant were deemed to be the only shares of Common Stock held by affiliates.
As of February 21, 2014, 182,355,159 Common Shares, par value $0.01 per share, were outstanding (including 48,273 unvested restricted shares).
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of Registrant's definitive proxy statement relating to its 2014 Annual General Meeting of Shareholders are incorporated by reference to Part III of this report.

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

•	reduction in the amount of available insurance opportunities and/or in the demand for Assured Guaranty's insurance;

•
developments in the world’s financial and capital markets that adversely affect obligors’ payment rates, Assured Guaranty’s loss experience, or its exposure to refinancing risk in transactions (which could result in substantial liquidity claims on its guarantees);

•	the possibility that budget shortfalls or other factors will result in credit losses or impairments on obligations of state and local governments that the Company insures or reinsures;

•	the failure of Assured Guaranty to realize insurance loss recoveries or damages through loan putbacks, settlement negotiations or litigation;

•
deterioration in the financial condition of Assured Guaranty’s reinsurers, the amount and timing of reinsurance recoverables actually received and the risk that reinsurers may dispute amounts owed to Assured Guaranty under its reinsurance agreements;

•	increased competition, including from new entrants into the financial guaranty industry;

•	rating agency action on obligors, including sovereign debtors, resulting in a reduction in the value of securities in the Company’s investment portfolio and in collateral posted by and to the Company;

•	the inability of Assured Guaranty to access external sources of capital on acceptable terms;

•	changes in the world’s credit markets, segments thereof or general economic conditions;

•	the impact of market volatility on the mark-to-market of Assured Guaranty’s contracts written in credit default swap form;

•	changes in applicable accounting policies or practices;

•	changes in applicable laws or regulations, including insurance and tax laws;

•	other governmental actions;

•	difficulties with the execution of Assured Guaranty’s business strategy;

•	contract cancellations;

•	loss of key personnel;

•	adverse technological developments;

•	the effects of mergers, acquisitions and divestitures;

•	natural or man-made catastrophes;

•	other risks and uncertainties that have not been identified at this time;

•	management’s response to these factors; and

•	other risk factors identified in Assured Guaranty’s filings with the U.S. Securities and Exchange Commission (the “SEC”).
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

Convention

Unless otherwise noted, ratings on Assured Guaranty's insured portfolio and on bonds purchased pursuant to loss mitigation or risk management strategies are Assured Guaranty’s internal ratings. Internal credit ratings are expressed on a rating scale similar to that used by the rating agencies and generally reflect an approach similar to that employed by the rating agencies, except that Assured Guaranty's internal credit ratings focus on future performance, rather than lifetime performance.

ASSURED GUARANTY LTD.

PART I

ITEM 1.	BUSINESS

Overview

Assured Guaranty Ltd. (“AGL” and, together with its subsidiaries, “Assured Guaranty” or the “Company”) is a Bermuda-based holding company incorporated in 2003 that provides, through its operating subsidiaries, credit protection products to the United States (“U.S.”) and international public finance (including infrastructure) and structured finance markets. The Company applies its credit underwriting judgment, risk management skills and capital markets experience to offer financial guaranty insurance that protects holders of debt instruments and other monetary obligations from defaults in scheduled payments. If an obligor defaults on a scheduled payment due on an obligation, including a scheduled principal or interest payment (“Debt Service”), the Company is required under its unconditional and irrevocable financial guaranty to pay the amount of the shortfall to the holder of the obligation. Obligations insured by the Company include bonds issued by U.S. state or municipal governmental authorities; notes issued to finance international infrastructure projects; and asset-backed securities issued by special purpose entities. The Company markets its financial guaranty insurance directly to issuers and underwriters of public finance and structured finance securities as well as to investors in such obligations. The Company guarantees obligations issued principally in the U.S. and the United Kingdom ("U.K"). The Company also guarantees obligations issued in other countries and regions, including Australia and Western Europe.

The Company conducts its financial guaranty business on a direct basis from the following companies: Assured Guaranty Municipal Corp. ("AGM"), Assured Guaranty Corp. ("AGC"), Municipal Assurance Corp. ("MAC") and Assured Guaranty (Europe) Ltd. ("AGE"). It also conducts business through Assured Guaranty Re Ltd. ("AG Re"), a Bermuda-based reinsurer. The following is a description of AGL's principal operating subsidiaries:

Assured Guaranty Municipal Corp. AGM is located and domiciled in New York, was organized in 1984 and commenced operations in 1985. Since mid-2008, AGM has provided financial guaranty insurance on debt obligations issued in the U.S. public finance and global infrastructure markets. Previously, AGM also offered insurance and reinsurance in the global structured finance market. AGM formerly was named Financial Security Assurance Inc. It was acquired, together with its holding company Financial Security Assurance Holdings Ltd. (renamed Assured Guaranty Municipal Holdings Inc., "AGMH") and the subsidiaries owned by that holding company, by Assured Guaranty on July 1, 2009.

Municipal Assurance Corp. MAC is located and domiciled in New York and was organized in 2008. Assured Guaranty acquired MAC (formerly named Municipal and Infrastructure Assurance Corporation) on May 31, 2012. On July 16, 2013, Assured Guaranty completed a series of transactions that increased the capitalization of MAC and resulted in MAC assuming a portfolio of geographically diversified U.S. public finance exposure from AGM and AGC. Management believes MAC enhances the Company’s overall competitive position because:

•	MAC only has exposure to U.S. public finance risk and no exposure to structured finance risk;

•	MAC insures only U.S. public finance risk, focusing on investment grade obligations in select sectors of the municipal market;

•	MAC had approximately $1.5 billion of claims-paying resources as of December 31, 2013, consisting of $834 million of statutory capital and $671 million of statutory unearned premium reserve; and

•
MAC has strong financial strength ratings from two rating agencies: AA+ (stable outlook) from Kroll Bond Rating Agency ("Kroll") and AA- (stable outlook) from Standard & Poor's Rating Services ("S&P").

MAC issued its first financial guaranty insurance policy in August 2013.

Assured Guaranty (Europe) Ltd. AGE is a U.K. incorporated company licensed as a U.K. insurance company and authorized to operate in various countries throughout the European Economic Area ("EEA"). It was organized in 1990 and issued its first financial guarantee in 1994. AGE issues financial guarantees in both the international public finance and structured finance markets and is the primary entity from which the Company writes business in the EEA. As discussed further under "Business" below, AGE has agreed with its regulator that new business it writes would be guaranteed using a co-insurance structure pursuant to which AGE would co-insure municipal and infrastructure transactions with AGM, and structured finance transactions with AGC. AGE must obtain the approval of the Prudential Regulation Authority ("PRA") before it can guarantee any new structured finance transaction.

Assured Guaranty Corp. AGC is located in New York and domiciled in Maryland, was organized in 1985 and commenced operations in 1988. It is the only financial guaranty insurer providing insurance on debt obligations in the global structured finance market. It also guarantees obligations in the U.S. public finance and international infrastructure markets.

Assured Guaranty Re Ltd. AG Re is incorporated under the laws of Bermuda and is licensed as a Class 3B insurer under the Insurance Act 1978 and related regulations of Bermuda. AG Re owns, indirectly, Assured Guaranty Re Overseas Ltd. ("AGRO"), which is a Bermuda Class 3A and Class C insurer. AG Re and AGRO underwrite financial guaranty reinsurance. They write business as reinsurers of third-party primary insurers and of certain affiliated companies.

Since 2009, the Company has been the most active provider of financial guaranty insurance. The Company's position in the market benefited from its acquisition of AGMH in 2009, its ability to maintain strong financial strength ratings, its strong claims-paying resources, and its ability to achieve recoveries in respect of the claims that it has paid on insured residential mortgage-backed securities. However, since 2009, the Company has continued to face challenges in maintaining its market penetration. The challenges in 2013 were primarily due to:

•
Sustained low interest rate environment in the U.S. Within the last five years, interest rates in the U.S. had been at low levels by historical standards. Although such interest rates did rise slightly in 2013 from record lows in 2012, they are expected to remain low for the near future. As a result, the difference in yield (or the credit spread) between a bond insured by Assured Guaranty and an uninsured bond has provided comparatively little room for issuer savings and insurance premium, and Assured Guaranty has seen a lower demand for its financial guaranty insurance from issuers than it had prior to 2008.

•
Continued low volume of issuance in the U.S. public finance market. According to industry compilations, U.S. municipalities issued only $311.9 billion of bonds in 2013, 15% less than in 2012. With the exception of 2011, the 2013 volume of issuance in the U.S. public finance market was the lowest since 2001. The decline was caused in part by fewer refunding transactions — approximately $132 billion in 2013, compared with approximately $189 billion in 2012. In 2014, the Company expects the volume of issuance to continue to be low, in light of austerity measures municipalities have been implementing in order to address budget shortfalls, including those resulting from increased pension and healthcare costs.

•
Increased competition. The Company estimates, based on third party industry compilations, that of the insured U.S. public finance bonds issued in the primary market in 2013, the Company insured approximately 62.3% of the par, while Build America Mutual Assurance Company ("BAM"), a newly formed insurance company that commenced operations in 2012, insured 36.8% of the par. The continued presence in the market of BAM, as well as any other new entrants, may affect the Company's insured volume as well as the amount of premium the Company is able to charge.

•
Continued uncertainty over the Company's financial strength ratings. When Assured Guaranty issues a financial guaranty on a debt obligation, the rating agencies generally raise the debt or short-term credit ratings of the obligation to the same rating as the financial strength rating of the Assured Guaranty subsidiary that has guaranteed that obligation. Accordingly, investors in products insured by AGM, AGC, MAC or AGE frequently rely on rating agency ratings, and a failure of the insurer to maintain strong financial strength ratings or uncertainty over such ratings would have a negative impact on the demand for its insurance product. The Company's financial strength ratings have been subject to substantial uncertainty in recent years due to changes in rating agency methodologies for rating financial guaranty insurance companies, periodic rating agency reviews for possible downgrade and actual downgrades. For example, in March 2012, Moody's Investors Service, Inc. ("Moody's") placed the ratings of AGL and its subsidiaries, including the financial strength ratings of AGL's insurance subsidiaries, on review for possible downgrade. Moody's did not complete its review until January 2013, when it downgraded the financial strength ratings of AGM and AGC from Aa3 to A2 and A3, respectively, and that of AG Re from A1 to Baa1. In February 2014, Moody's affirmed the financial strength ratings and outlooks of AGM and AGC, and affirmed AG Re's financial strength rating but changed AG Re's outlook to negative, citing its vulnerability to adverse developments within its insured portfolio. The uncertainty over the Company's financial strength ratings over time has had a negative effect on the demand for the Company's financial guaranties. If the financial strength rating of one or more of the Company's insurance subsidiaries were reduced below current levels, the Company expects that would reduce the number of transactions that would benefit from the Company's insurance and consequently harm the Company's new business opportunities.

In addition, the Company's business continues to be affected by negative perceptions of the value of the financial guaranty insurance sold by other companies that had been active in the industry. The losses suffered by such other insurers resulted in those companies being downgraded to below investment grade levels by the rating agencies and/or subject to intervention by their state insurance regulators. In a number of cases, the state insurance regulators prevented the distressed financial guaranty insurers from paying claims or paying such claims in full; in addition, such financial guaranty insurers were perceived by market participants not to be actively conducting surveillance on transactions or fully exercising rights and remedies to mitigate losses.

The Company believes that issuers and investors in securities will continue to purchase financial guaranty insurance, especially if interest rates rise and credit spreads widen. U.S. municipalities have budgetary requirements that are best met through financings in the fixed income capital markets. In particular, smaller municipal issuers frequently use financial guaranties in order to access the capital markets with new debt offerings at a lower all-in interest rate than on an unguaranteed basis. In addition, the Company expects long-term debt financings for infrastructure projects will grow throughout the world, as will the financing needs associated with privatization initiatives or refinancing of infrastructure projects in developed countries.

The Company's Financial Guaranty Portfolio

The Company primarily conducts its business through subsidiaries located in the U.S., Europe and Bermuda. The Company generally insures obligations issued in the U.S., although it has also guaranteed securities issued in Europe, Australia and other international markets.

Financial guaranty insurance generally provides an unconditional and irrevocable guaranty that protects the holder of a debt instrument or other monetary obligation against non-payment of scheduled principal and interest payments when due. Upon an obligor's default on scheduled principal or interest payments due on the debt obligation, the Company is generally required under the financial guaranty contract to pay the investor the principal or interest shortfall then due.

Financial guaranty insurance may be issued to all of the investors of the guaranteed series or tranche of a municipal bond or structured finance security at the time of issuance of those obligations or it may be issued in the secondary market to only specific individual holders of such obligations who purchase the Company's credit protection.

Both issuers of and investors in financial instruments may benefit from financial guaranty insurance. Issuers benefit when they purchase financial guaranty insurance for their new issue debt transaction because the insurance may have the effect of lowering an issuer's interest cost over the life of the debt transaction to the extent that the insurance premium charged by the Company is less than the net present value of the difference between the yield on the obligation insured by Assured Guaranty (which carries the credit rating of the specific subsidiary that guarantees the debt obligation) and the yield on the debt obligation if sold on the basis of its uninsured credit rating. The principal benefit to investors is that the Company's guaranty provides certainty that scheduled payments will be received when due. The guaranty may also improve the marketability of obligations issued by infrequent or unknown issuers, as well as obligations with complex structures or backed by asset classes new to the market. This benefit to market liquidity, which we call a "liquidity benefit," results from the increase in secondary market trading values for Assured Guaranty-insured obligations as compared with uninsured obligations by the same issuer. In general, the liquidity benefit of financial guaranties is that investors are able to sell insured bonds more quickly and, depending on the financial strength rating of the insurer, at a higher secondary market price than for uninsured debt obligations.

As an alternative to traditional financial guaranty insurance, the Company also has provided credit protection relating to a particular security or obligor through a credit derivative contract, such as a credit default swap ("CDS"). Under the terms of a CDS, the seller of credit protection agrees to make a specified payment to the buyer of credit protection if one or more specified credit events occurs with respect to a reference obligation or entity. In general, the credit events specified in the Company's CDS are for interest and principal defaults on the reference obligation. One difference between CDS and traditional primary financial guaranty insurance is that credit default protection is typically provided to a particular buyer of credit protection, who is not always required to own the reference obligation, rather than to all investors in the reference obligation. As a result, the Company's rights and remedies under a CDS may be different and more limited than on a financial guaranty of an entire issuance. Credit derivatives may be preferred by some investors, however, because they generally offer the investor ease of execution and standardized terms as well as more favorable accounting or capital treatment. The Company has not provided credit protection through a CDS since March 2009, other than in connection with loss mitigation and other remediation efforts relating to its existing book of business.

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

The Company's financial guaranty direct and assumed businesses provide credit enhancement, on public finance, infrastructure and structured finance obligations. For information on the geographic breakdown of the Company's financial guaranty portfolio and on its income and revenue by jurisdiction, see "Geographic Distribution of Net Par Outstanding" in Note 3, Outstanding Exposure, and "Provision for Income Taxes" in Note 13, Income Taxes, of the Financial Statements and Supplementary Data.

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

A portion of the Company's exposure to tax-backed bonds, municipal utility bonds and transportation bonds constitute "special revenue" bonds under the U.S. Bankruptcy Code. Even if an obligor under a special revenue bond were to seek protection from creditors under Chapter 9 of the U.S. Bankruptcy Code, holders of the special revenue bond should continue to receive timely payments of principal and interest during the bankruptcy proceeding, subject to the special revenues being sufficient to pay debt service and the lien on the special revenues being subordinate to the necessary operating expenses of the project or system from which the revenues are derived. While "special revenues" acquired by the obligor after bankruptcy remain subject to the pre-petition pledge, special revenue bonds may be adjusted if their claim is determined to be "undersecured."

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

Residential Mortgage-Backed Securities ("RMBS") are obligations backed by closed-end and open-end first and second lien mortgage loans on one-to-four family residential properties, including condominiums and cooperative apartments. First lien mortgage loan products in these transactions include fixed rate, adjustable rate and option adjustable-rate mortgages. The credit quality of borrowers covers a broad range, including "prime", "subprime" and "Alt-A". A prime borrower is generally defined as one with strong risk characteristics as measured by factors such as payment history, credit score, and debt-to-income ratio. A subprime borrower is a borrower with higher risk characteristics, usually as determined by credit score and/or credit history. An Alt-A borrower is generally defined as a prime quality borrower that lacks certain ancillary characteristics, such as fully documented income. The Company has not insured a RMBS transaction since January 2008.

Financial Products is the way in which the Company refers to the guaranteed investment contracts ("GICs") portion of a line of business previously conducted by AGMH that the Company did not acquire when it purchased AGMH in 2009 from Dexia SA. That line of business, which the Company refers to as the former "Financial Products Business" of AGMH, was comprised of its guaranteed investment contracts business, its medium term notes business and the equity payment agreements associated with AGMH's leveraged lease business. When AGMH was still conducting Financial Products Business, AGM issued financial guaranty insurance policies on GICs and in respect of the GIC business; those policies cannot be revoked or canceled. Assured Guaranty is indemnified by Dexia SA and certain of its affiliates ("Dexia") against loss from the former Financial Products Business. The Financial Products Business is currently being run off by Dexia.

Consumer Receivables Securities are obligations backed by non-mortgage consumer receivables, such as student loans, automobile loans and leases, manufactured home loans and other consumer receivables.

Commercial Mortgage-Backed Securities ("CMBS") are obligations backed by pools of commercial mortgages on office, multi-family, retail, hotel, industrial and other specialized or mixed-use properties.

Commercial Receivables Securities are obligations backed by equipment loans or leases, aircraft and aircraft engine financings, business loans and trade receivables. Credit support is derived from the cash flows generated by the underlying obligations, as well as property or equipment values as applicable.

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

Critical risk factors that the Company would analyze for proposed public finance exposures include, for example, the credit quality of the issuer, the type of issue, the repayment source, the security pledged, the presence of restrictive covenants and the issue's maturity date. The Company also focuses on the ability of obligors to file for bankruptcy or receivership under applicable statutes (and on related statutes that provide for state oversight or fiscal control over financially troubled obligors); the amount of liquidity available to the obligors for debt payment, including the obligors' exposure to derivative contracts and to debt subject to acceleration; and the ability of the obligors to increase revenue. In addition, the Company recently has emphasized an obligor's pension and other post-employment benefits funding policies and practices, the potential impact of the Affordable Care Act, and the risk of a rating agency downgrade of an obligation's underlying uninsured rating. Underwriting considerations also include (1) the classification of the transaction, reflecting economic and social factors affecting that bond type, including the importance of the proposed project to the community, (2) the financial management of the project and of the issuer, (3) the potential refinancing risk, and (4) various legal and administrative factors. In cases where the primary source of repayment is the taxing or rate setting authority of a public entity, such as general obligation bonds, transportation bonds and municipal utility bonds, emphasis is placed on the overall financial strength of the issuer, the economic and demographic characteristics of the taxpayer or ratepayer and the strength of the legal obligation to repay the debt. In cases of not-for-profit institutions, such as healthcare issuers and private higher education issuers, emphasis is placed on the financial stability of the institution, its competitive position and its management experience.

Structured finance obligations generally present three distinct forms of risk: (1) asset risk, pertaining to the amount and quality of assets underlying an issue; (2) structural risk, pertaining to the extent to which an issue's legal structure provides protection from loss; and (3) execution risk, which is the risk that poor performance by a servicer contributes to a decline in the cash flow available to the transaction. Each risk is addressed in turn through the Company's underwriting process. Generally, the amount and quality of asset coverage required with respect to a structured finance exposure is dependent upon the historic performance of the subject asset class, or those assets actually underlying the risk proposed to be insured or assumed through reinsurance. Future performance expectations are developed from this history, taking into account economic, social and political factors affecting that asset class as well as, to the extent feasible, the subject assets themselves. Conclusions are then drawn about the amount of over-collateralization or other credit enhancement necessary in a particular transaction in order to protect investors (and therefore the insurer or reinsurer) against poor asset performance. In addition, structured securities usually are designed to protect investors (and therefore the guarantor) from the bankruptcy or insolvency of the entity which originated the underlying assets, as well as the bankruptcy or insolvency of the servicer of those assets. The Company conducts extensive due diligence on the assets in its insured transactions.

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

In the public finance portion of the Company's financial guaranty direct business, underwriters generally analyze the issuer's historical financial statements and, where warranted, develop stress case projections to test the issuers' ability to make timely debt service payments under stressful economic conditions. In the structured and infrastructure finance portions of the Company's financial guaranty direct business, underwriters generally use computer-based financial models in order to evaluate the ability of the transaction to generate adequate cash flow to service the debt under a variety of scenarios. The models include economically stressed scenarios that the underwriters use for their assessment of the potential credit risk inherent in a particular transaction. Stress models developed internally by the Company's underwriters and reflect both empirical research as well as information gathered from third parties, such as rating agencies or investment banks. The Company may also engage advisors such as consultants and external counsel to assist in analyzing a transaction's financial or legal risks. The Company may also conduct a due diligence review that includes, among other things, a site visit to the project or facility, meetings with issuer management, review of underwriting and operational procedures, file reviews, and review of financial procedures and computer systems.

Upon completion of the underwriting analysis, the underwriter prepares a formal credit report that is submitted to a credit committee for review. An oral presentation is usually made to the committee, followed by questions from committee members and discussion among the committee members and the underwriters. In some cases, additional information may be presented at the meeting or required to be submitted prior to approval. Each credit committee decision is documented and any further requirements, such as specific terms or evidence of due diligence, are noted. The Company currently has four credit committees composed of senior officers of the Company. The committees are organized by asset class, such as for public finance or structured finance, or along regulatory lines, to assess the various potential exposures.

Risk Management Procedures

Organizational Structure

The Company's policies and procedures relating to risk assessment and risk management are overseen by its Board of Directors. The Board takes an enterprise-wide approach to risk management that is designed to support the Company's business plans at a reasonable level of risk. A fundamental part of risk assessment and risk management is not only understanding the risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for the Company. The Board of Directors annually approves the Company's business plan, factoring risk management into account. It also approves the Company's risk appetite statement, which articulates the Company's tolerance for risk and describes the general types of risk that the Company accepts or attempts to avoid. The involvement of the Board in setting the Company's business strategy is a key part of its assessment of management's risk tolerance and also a determination of what constitutes an appropriate level of risk for the Company.

While the Board of Directors has the ultimate oversight responsibility for the risk management process, various committees of the Board also have responsibility for risk assessment and risk management. The Risk Oversight Committee of the Board of Directors oversees the standards, controls, limits, underwriting guidelines and policies that the Company establishes and implements in respect of credit underwriting and risk management. It focuses on management's assessment and management of both (i) credit risks and (ii) other risks, including, but not limited to, financial, legal and operational risks, and risks relating to the Company's reputation and ethical standards. In addition, the Audit Committee of the Board of Directors is responsible for, among other matters, reviewing policies and processes related to the evaluation of risk assessment and risk management, including the Company's major financial risk exposures and the steps management has taken to monitor and control such exposures. It also reviews compliance with legal and regulatory requirements. The Compensation Committee of the Board of Directors reviews compensation-related risks to the Company. The Finance Committee of the Board of Directors oversees the investment of the Company's investment portfolio and the Company's capital structure, financing arrangements and any corporate development activities in support of the Company's financial plan. The Nominating and Governance Committee of the Board of Directors oversees risk at the Company by developing appropriate corporate governance guidelines and identifying qualified individuals to become board members.

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

•
Risk Management Committees—The U.S., U.K. and AG Re risk management committees conduct an in-depth review of the insured portfolios of the relevant subsidiaries, focusing on varying portions of the portfolio at each meeting. They assign internal ratings of the insured transactions and review sector reports, monthly product line surveillance reports and compliance reports.

•
Workout Committee—This committee receives reports from Surveillance and Workout personnel on transactions that might benefit from active loss mitigation and develops and approves loss mitigation strategies for such transactions.

•
Reserve Committees—Oversight of reserving risk is vested in the U.S. Reserve Committee, the AG Re Reserve Committee and the U.K. Reserve Committee. The committees review the reserve methodology and assumptions for each major asset class or significant below-investment grade ("BIG") transaction, as well as the loss projection scenarios used and the probability weights assigned to those scenarios. The reserve committees establish reserves for the relevant subsidiaries, taking into consideration supporting information provided by Surveillance personnel.

The Company's surveillance personnel are responsible for monitoring and reporting on all transactions in the insured portfolio, including exposures in both the financial guaranty direct and assumed businesses. The primary objective of the surveillance process is to monitor trends and changes in transaction credit quality, detect any deterioration in credit quality, and recommend remedial actions to management. All transactions in the insured portfolio are assigned internal credit ratings, and surveillance personnel recommend adjustments to those ratings to reflect changes in transaction credit quality.

The Company's workout personnel are responsible for managing workout and loss mitigation situations. They work together with the Company's surveillance personnel to develop and implement strategies on transactions that are experiencing loss or could possibly experience loss. They develop strategies designed to enhance the ability of the Company to enforce its contractual rights and remedies and mitigate potential losses. The Company's workout personnel also engage in negotiation discussions with transaction participants and, when necessary, manage (along with legal personnel) the Company's litigation proceedings. They may also make open market purchases of securities that the Company has insured. The Company's workout personnel work with servicers of residential mortgage-backed securities transactions to enhance their performance.

Direct Business

The Company monitors the performance of each risk in its portfolio and tracks aggregation of risk. The review cycle and scope vary based upon transaction type and credit quality. In general, the review process includes the collection and analysis of information from various sources, including trustee and servicer reports, financial statements, general industry or sector news and analyses, and rating agency reports. For public finance risks, the surveillance process includes monitoring general economic trends, developments with respect to state and municipal finances, and the financial situation of the issuers. For structured finance transactions, the surveillance process can include monitoring transaction performance data and cash flows, compliance with transaction terms and conditions, and evaluation of servicer or collateral manager performance and financial condition. Additionally, the Company uses various quantitative tools and models to assess transaction performance and identify situations where there may have been a change in credit quality. For all transactions, surveillance activities may include discussions with or site visits to issuers, servicers or other parties to a transaction.

Assumed Business

For transactions that the Company has assumed, the ceding insurers are responsible for conducting ongoing surveillance of the exposures that have been ceded to the Company. The Company's surveillance personnel monitor the ceding insurer's surveillance activities on exposures ceded to the Company through a variety of means, including reviews of surveillance reports provided by the ceding insurers, and meetings and discussions with their analysts. The Company's surveillance personnel also monitor general news and information, industry trends and rating agency reports to help focus surveillance activities on sectors or credits of particular concern. For certain exposures, the Company also will undertake an independent analysis and remodeling of the exposure. In the event of credit deterioration of a particular exposure, more frequent reviews of the ceding company's risk mitigation activities are conducted. The Company's surveillance personnel also take steps to ensure that the ceding insurer is managing the risk pursuant to the terms of the applicable reinsurance agreement. To this end, the Company conducts periodic reviews of ceding companies' surveillance activities and capabilities. That process may include the review of the insurer's underwriting, surveillance and claim files for certain transactions.

Ceded Business

As part of its risk management strategy, the Company has sought in the past to obtain third party reinsurance or retrocessions and may also periodically enter into other arrangements to reduce its exposure to risk concentrations, such as for single risk limits, portfolio credit rating or exposure limits, geographic limits or other factors. At December 31, 2013, the Company had ceded approximately 6% of its principal amount outstanding to third party reinsurers.

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

In past, the Company had both facultative (transaction-by-transaction) and treaty ceded reinsurance contracts with third party reinsurers, generally arranged on an annual basis for new business. The Company also employed "automatic facultative" reinsurance that permitted the Company to apply reinsurance with third party reinsurance to transactions it selected subject to certain limitations. The remainder of the Company's treaty reinsurance provided coverage for a portion, subject in certain cases to adjustment at the Company's election, of the exposure from all qualifying policies issued during the term of the treaty. The reinsurer's participation in a treaty was either cancellable annually upon 90 days' prior notice by either the Company or the reinsurer, or had a one-year term. Treaties generally provide coverage for the full term of the policies reinsured during the annual treaty period, except that, upon a financial deterioration of the reinsurer or the occurrence of certain other events, the Company generally has the right to reassume all or a portion of the business reinsured. Reinsurance agreements may be subject to other termination conditions as required by applicable state law.

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

AGC, AGM and MAC have entered into an aggregate excess of loss reinsurance facility with a number of reinsurers, effective as of January 1, 2014. The facility covers losses occurring either from January 1, 2014 through December 31, 2021, or January 1, 2015 through December 31, 2022, at the option of AGC, AGM and MAC. It terminates on January 1, 2016, unless AGC, AGM and MAC choose to extend it. The facility covers certain U.S. public finance credits insured or reinsured by AGC, AGM and MAC as of September 30, 2013, excluding credits that were rated non-investment grade as of December 31, 2013 by Moody’s or S&P or internally by AGC, AGM or MAC and is subject to certain per credit limits. Among the credits excluded are those associated with the Commonwealth of Puerto Rico and its related authorities and public corporations. The facility attaches when AGC’s, AGM’s and MAC’s net losses (net of AGC’s and AGM's reinsurance (including from affiliates) and net of recoveries) exceed $1.5 billion in the aggregate. The facility covers a portion of the next $500 million of losses, with the reinsurers assuming pro rata in the aggregate $450 million of the $500 million of losses and AGC, AGM and MAC jointly retaining the remaining $50 million of losses. The reinsurers are required to be rated at least AA- or to post collateral sufficient to provide AGM, AGC and MAC with the same reinsurance credit as reinsurers rated AA-. AGM, AGC and MAC are obligated to pay the reinsurers their share of recoveries relating to losses during the coverage period in the covered portfolio. AGC, AGM and MAC have paid approximately $19 million of premiums during 2014 for the term January 1, 2014 through December 31, 2014 and deposited approximately $19 million of securities into trust accounts for the benefit of the reinsurers to be used to pay the premium for January 1, 2015 through December 31, 2015. This facility replaces the $435 million aggregate excess of loss reinsurance facility that AGC and AGM had entered into on January 22, 2012.

Importance of Financial Strength Ratings

Low financial strength ratings or uncertainty over the Company's ability to maintain its financial strength ratings would have a negative impact on issuers' and investors' perceptions of the value of the Company's insurance product. Therefore, the Company manages its business with the goal of achieving high financial strength ratings, preferably the highest that an agency will assign. However, the models used by rating agencies differ, presenting conflicting goals that may make it inefficient or impractical to reach the highest rating level. In addition, the models are not fully transparent, contain subjective factors and change frequently.

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

•
Increasingly Severe Stress Case Loss Assumptions. A major component in arriving at a financial guaranty insurer's rating has been the rating agency’s assessment of the insurer’s capital adequacy, with each rating agency employing its own proprietary model. These capital adequacy models include “stress case” loss assumptions for various risks or risk categories. In reaction to the financial crisis, the rating agencies materially increased stress case loss assumptions across numerous risk categories. However, the stress case loss assumptions applied to financial guaranty insurers do not always appear consistent with, and can appear to be materially more severe than, the assumptions the rating agencies use when rating securities in those risk categories.

•
More Reliance on Qualitative Rating Criteria. In prior years, the financial strength ratings of the Company’s insurance company subsidiaries were largely consistent with the rating agency’s assessment of the insurers’ capital adequacy, such that a rating downgrade could generally be avoided by raising additional capital or otherwise improving capital adequacy under the rating agency’s model. In recent years, however, both S&P and Moody’s have applied other factors, some of which are subjective, such as the insurer's business strategy and franchise value or the anticipated future demand for its product, to justify ratings for the Company’s insurance company subsidiaries significantly below the ratings implied by their own capital adequacy models. Currently, for example, S&P has concluded that AGM has “AAA” capital adequacy under the S&P model (but subject to a downward adjustment due to a “large obligor test” and Moody’s has concluded that AGM has “Aa” capital adequacy under the Moody’s model (offset by other factors including the rating agency’s assessment of competitive profile, future profitability and market share).

Despite the difficult rating agency process following the financial crisis, the Company has been able to maintain strong financial strength ratings. However, if a substantial downgrade of the financial strength ratings of the Company's insurance subsidiaries were to occur in the future, such downgrade would adversely affect its business and prospects and, consequently, its results of operations and financial condition. The Company believes that if the financial strength ratings of AGM, AGC and/or MAC were downgraded from their current levels, such downgrade could result in downward pressure on the premium that such insurance subsidiary would be able to charge for its insurance. Currently, AGM, AGC and MAC all have financial strength ratings in the double-A category from S&P (AA- (Stable Outlook)). MAC also has a AA+ (Stable) financial strength rating from Kroll, while AGM and AGC have financial strength ratings in the single-A category from Moody's (A2 (Stable Outlook) and A3 (Stable Outlook), respectively. The Company believes that so long as AGM, AGC and/or MAC continues to have financial strength ratings in the double-A category from at least one of the legacy rating agencies (S&P or Moody’s), they are likely to be able to continue writing financial guaranty business with a credit quality similar to that historically written. However, if both legacy rating agencies were to reduce the financial strength ratings of AGM, AGC and/or MAC to the single-A level or below, or if either legacy rating agency were to downgrade AGM, AGC and/or MAC below the single-A level, it could be difficult for the Company to originate the current volume of new business with comparable credit characteristics. See "Item 1A. Risk Factors—Risks Related to the Company's Financial Strength and Financial Enhancement Ratings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information about the Company's ratings.

Investments

Investment income from the Company's investment portfolio is one of the primary sources of cash flows supporting its operations and claim payments. The Company's total investment portfolio was $10.8 billion and $11.1 billion as of December 31, 2013 and 2012, respectively, and generated net investment income of $393 million, $404 million and $396 million in 2013, 2012 and 2011, respectively.

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

Approximately 83% of the Company's investment portfolio is externally managed. The performance of the Company's invested assets is subject to the performance of BlackRock Financial Management, Inc., Deutsche Investment Management Americas Inc., General Re-New England Asset Management, Inc. and Wellington Management Company, LLP, its investment managers, in selecting and managing appropriate investments. The Company's portfolio is allocated approximately equally among the four investment managers. The Company's investment managers have discretionary authority over the Company's investment portfolio within the limits of the Company's investment guidelines approved by the Company's Board of Directors. The Company compensates each of these managers based upon a fixed percentage of the market value of the Company's portfolio. During the years ended December 31, 2013, 2012 and 2011, the Company recorded investment management fee expenses of $8 million, $9 million, and $8 million, respectively, related to these managers.

The Company also manages 9% of its investment portfolio internally, either in connection with its loss mitigation or risk management strategy, or because the Company believes a particular security or asset presents an attractive investment opportunity.
The largest component of the Company’s internally managed portfolio consists of obligations that the Company purchases in connection with its loss mitigation or risk management strategy for its insured exposure. Purchasing such obligations enables the Company to exercise rights available to holders of the obligations. As part of the loss mitigation strategy, the Board of Directors of the Company approved net purchases of up to $1.1 billion of securities for loss mitigation purchases. The Company also holds other invested assets that were obtained or purchased as part of negotiated settlements with insured counterparties or under the terms of its financial guaranties. The Company held approximately $843 million and $681 million of securities based on their fair value that were obtained for loss mitigation or risk management purposes in its internally managed investment accounts as of December 31, 2013 and December 31, 2012, respectively.
The Company also purchases obligations and assets that it believes constitute good investment opportunities. For example, the Board of Directors of the Company has approved the Company purchasing obligations that have been approved for insurance by the Company’s credit committee, up to a maximum of $200 million for U.S. public finance obligations and of $100 million for structured finance obligations. These credit-approved obligations may be insured by the Company or uninsured. During 2013, the Company purchased $630 million par amount outstanding of such credit approved obligations and sold $619 million in par. During 2012, the Company purchased $782 million par amount outstanding of such credit approved obligations and sold $728 million in par. As of December 31, 2013 and 2012, the Company held $76 million and $65 million par amount outstanding of such credit approved obligations, respectively.

Competition

Assured Guaranty is the market leader in the financial guaranty industry. Assured Guaranty believes its financial strength, default protection products, credit selection policies, underwriting standards and surveillance procedures make it an attractive provider of financial guaranties.

Its principal competition is in the form of obligations that issuers decide to issue on an uninsured basis. In the U.S. public finance market, when interest rates are low, investors may prefer greater yield over insurance protection, and issuers may find the cost savings from insurance less compelling. In 2013, interest rates were volatile and low by historical standards. In 2012, they were at record lows. In the U.S. public finance market in 2013, only approximately 3.9% of the total volume of issuance was issued on an insured basis. In the international infrastructure finance market, Assured Guaranty competes primarily with privately funded executions where no bonds are sold in the public markets. In the asset-backed market, the principal competition comes from credit or structural enhancement embedded in transactions, such as through overcollateralization, first loss insurance, excess spread or other terms and conditions that provide investors with additional collateral or cash flow.

Assured Guaranty is the only financial guaranty company active before the global financial crisis of 2008 that has maintained sufficient financial strength to write new business continuously since the crisis began. As a result of rating agency downgrades of the financial strength ratings of financial guaranty companies that had previously been active in the market, Assured Guaranty faced virtually no bond insurer competition since it acquired AGM, in 2009, through 2012.

Based on industry statistics, the Company estimates that, of the U.S. public finance bonds issued with insurance in 2013, the Company insured approximately 62.3% of the par, while Build America Mutual Assurance Company ("BAM"), which commenced business in 2012, insured approximately 36.8% of the par. BAM is effective in competing with the Company for small to medium sized U.S. public finance transactions in certain sectors and its pricing and underwriting strategies may have a negative impact on the amount of premium the Company is able to charge for its insurance. However, the Company believes it has competitive advantages over BAM due to: AGM's and MAC's larger capital base; AGM's ability to insure larger transactions and issuances in more diverse U.S. bond sectors; and AGM's and MAC's strong financial strength ratings from multiple rating agencies (in the case of AGM, AA- from S&P and A2 from Moody's, and in the case of MAC, AA+ from Kroll and AA- from S&P, compared with BAM's AA solely from S&P).

Another potential competitor to the Company on U.S. public finance transactions is National Public Finance Guarantee Corporation (“National”). In 2009, MBIA Insurance Corporation (“MBIA”), one of the legacy insurers that is not writing new business, transferred its U.S. public finance exposures to its affiliate National. The transfer was challenged in litigation that was not settled until May 2013. Subsequently, S&P has raised National’s financial strength rating from BBB to A, noting that S&P no longer viewed MBIA’s rating as a limitation on National’s rating, and Moody’s has upgraded National's financial strength rating from Baa2 to Baa1. National has publicly stated its intention to resume insuring municipal bonds and it is possible it may do so in 2014.

In the global structured finance and infrastructure markets, Assured Guaranty is the only financial guaranty insurance company currently guaranteeing structured financings. Management considers this diversification to be a competitive advantage in the long run because it means the Company is not wholly dependent on conditions in any one market.

In the future, additional new entrants into the financial guaranty industry could reduce the Company's future new business prospects, including by furthering price competition or offering financial guaranty insurance on transactions with structural and security features that are more favorable to the issuers than those required by Assured Guaranty.

In addition to monoline insurance companies, Assured Guaranty competes with other forms of credit enhancement, such as letters of credit or credit derivatives provided by banks and other financial institutions, some of which are governmental enterprises, or direct guaranties of municipal, structured finance or other debt by federal or state governments or government sponsored or affiliated agencies. Alternative credit enhancement structures, and in particular federal government credit enhancement or other programs, can interfere with the Company's new business prospects, particularly if they provide direct governmental-level guaranties, restrict the use of third-party financial guaranties or reduce the amount of transactions that might qualify for financial guaranties.

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

•
AGM is a New York domiciled insurance company licensed to write financial guaranty insurance and reinsurance in 50 U.S. states, the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands. It also does business in Sydney, through a service company.

•
MAC is a New York domiciled insurance company licensed to write financial guaranty insurance and reinsurance in 47 U.S. jurisdictions, including the District of Columbia (with license applications pending in the remaining states). MAC will only insure U.S. public finance debt obligations, focusing on investment grade bonds in select sectors of that market.

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

The Company also owned Assured Guaranty Municipal Insurance Company ("AGMIC"), a New York domiciled insurance company (formerly FSA Insurance Company) that was redomesticated to New York from Oklahoma in 2010. AGMIC never issued any direct policies and its only outstanding business in 2013 was as reinsurer, pursuant to an intercompany reinsurance pooling agreement, of direct business written by AGM. Effective as of July 1, 2013, AGM reassumed such business from AGMIC and the parties terminated such pooling agreement. Effective as of July 16, 2013, AGMIC merged with and into AGM, with AGM as the surviving company of the merger.

In addition, the Company owned Assured Guaranty Mortgage Insurance Company ("AG Mortgage"), a New York domiciled insurance company that was authorized solely to transact mortgage guaranty insurance and reinsurance. AG Mortgage was licensed as a mortgage guaranty insurer in the State of New York and in the District of Columbia, and was an approved or accredited reinsurer in the States of California and Illinois. In 2012, the last policy to which AG Mortgage had exposure expired. In the third quarter of 2013, AG Mortgage surrendered or cancelled, as applicable, its insurance license in the District of Columbia and its accredited reinsurer status in California and Illinois. It is intended that AG Mortgage will be merged with and into AGM, with AGM as the surviving company of the merger, effective as of March 3, 2014.

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

The Maryland Insurance Administration (the "MIA"), the regulatory authority of the domiciliary jurisdiction of AGC, conducts a periodic examination of insurance companies domiciled in Maryland every five years. In 2013, the MIA issued an Examination Report with respect to AGC for the five year period ending December 31, 2011; no significant regulatory issues were noted in such report.

The New York State Department of Financial Services (the "NY DFS"), the regulatory authority of the domiciliary jurisdiction of AGM and MAC, and of AGMIC and AG Mortgage (prior to each such company's merger with AGM), also conducts a periodic examination of insurance companies domiciled in New York, also usually at five-year intervals. In 2012, the NY DFS commenced examinations of AGM, MAC, AGMIC and AG Mortgage in order for its examinations of these companies to coincide with the MIA's examination of AGC. In 2013, the NY DFS completed its examinations and issued Reports on Examination of (i) AGM and AG Mortgage for the four-year period ending December 31, 2011; (ii) AGMIC for the five-year period ending December 31, 2011; and (iii) MAC for the period September 26, 2008 through June 30, 2012. The reports also did not note any significant regulatory issues concerning those companies.

State Dividend Limitations

New York.    One of the primary source of cash for the payment of debt service and dividends by the Company is the receipt of dividends from AGM. Under the New York Insurance Law, AGM may only pay dividends out of "earned surplus," which is that portion of the company's surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to shareholders as dividends or transferred to stated capital or capital surplus, or applied to other purposes permitted by law, but does not include unrealized appreciation of assets. AGM may pay dividends without the prior approval of the New York Superintendent of Financial Services ("New York Superintendent") that, together with all dividends declared or distributed by it during the preceding 12 months, does not exceed 10% of its policyholders' surplus (as of its last annual or quarterly statement filed with the New York Superintendent) or 100% of its adjusted net investment income during that period. The maximum amount available during 2014 for AGM to pay dividends to its parent AGMH without regulatory approval, after giving effect to dividends paid in the prior 12 months, will be approximately $173 million. AGM paid dividends of $163 million and $30 million during 2013 and 2012, respectively, to AGMH. It did not declare or pay any dividends in 2011 because in connection with the Company's acquisition of AGMH in 2009, it had committed to the NY DFS that AGM would not pay any dividends for a two year period without the prior approval of the New York Superintendent. This constraint has expired.

Maryland.    Another primary source of cash for the payment of debt service and dividends by the Company is the receipt of dividends from AGC. Under Maryland's insurance law, AGC may, with prior notice to the MIA, pay an ordinary dividend that, together with all dividends paid in the prior 12 months, does not exceed 10% of its policyholders' surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. The maximum amount available during 2014 for AGC to pay ordinary dividends to its parent Assured Guaranty US Holdings Inc. ("AGUS"), after giving effect to dividends paid in the prior 12 months, will be approximately $69 million. A dividend or distribution to a stockholder in excess of this limitation would constitute an "extraordinary dividend," which must be paid out of "earned surplus" and reported to, and approved by, the MIA prior to payment. "Earned surplus" is that portion of the company's surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to shareholders as dividends or transferred to stated capital or capital surplus, or applied to other purposes permitted by law, but does not include unrealized capital gains and appreciation of assets. Currently, AGC does not have any earned surplus and therefore the Company expects AGC only to pay ordinary dividends in 2014. AGC may not pay any dividend or make any distribution, including ordinary dividends, unless it notifies the MIA of the proposed payment within five business days following declaration and at least ten days before payment. The MIA may declare that such dividend not be paid if it finds that AGC's policyholders' surplus would be inadequate after payment of the dividend or the dividend could lead AGC to a hazardous financial condition. AGC paid dividends of $67 million, $55 million and $30 million during 2013, 2012 and 2011, respectively, to AGUS.

Contingency Reserves

New York.    Under the New York Insurance Law, each of AGM and MAC must establish a contingency reserve to protect policyholders. As financial guaranty insurers, each is required to maintain a contingency reserve:

•	with respect to policies written prior to July 1, 1989, in an amount equal to 50% of earned premiums less permitted reductions; and

•
with respect to policies written on and after July 1, 1989, quarterly on a pro rata basis over a period of 20 years for municipal bonds and 15 years for all other obligations, in an amount equal to the greater of 50% of premiums written for the relevant category of insurance or a percentage of the principal guaranteed, varying from 0.55% to 2.50%, depending on the type of obligation guaranteed, until the contingency reserve amount for the category equals the applicable percentage of net unpaid principal. The contingency reserve is then taken down over the same period of time that it was established.

Maryland.    In accordance with Maryland insurance law and regulations, AGC also maintains a statutory contingency reserve for the protection of policyholders. The contingency reserve is maintained quarterly on a pro rata basis over a period of 20 years for municipal bonds and 15 years for all other obligations, in an amount equal to the greater of 50% of premiums written for the relevant category of insurance or a percentage of the principal guaranteed, varying from 0.55% to 2.50%, depending on the type of obligation guaranteed, until the contingency reserve amount for the category equals the applicable percentage of net unpaid principal. The contingency reserve is then taken down over the same period of time that it was established.

In both New York and Maryland, when considering the principal amount guaranteed, the insurer is permitted to take into account amounts that it has ceded to reinsurers. In addition, releases from the insurer's contingency reserve may be permitted under specified circumstances in the event that actual loss experience exceeds certain thresholds or if the reserve accumulated is deemed excessive in relation to the insurer's outstanding insured obligations.

From time to time, AGM and AGC have obtained approval from their regulators to release contingency reserves based on losses and, in the case of AGM, also based on the expiration of its insured exposure. In 2012, AGM obtained NY DFS approval of contingency reserve releases of approximately $510 million based on the expiration of exposure. In addition, in July 2013, AGM obtained approval from the NY DFS, and AGC obtained approval from the MIA, to reassume in three annual installments all of the outstanding contingency reserves that AGM and AGC, respectively, ceded to its affiliate AG Re and to cease ceding further contingency reserves to AG Re. In July 2013, AGM and AGC each implemented the first of these three annual installments by reassuming approximately $73 million and $88 million, respectively, of ceded contingency reserves. These first reassumptions together permitted the release of assets from the AG Re trust accounts securing AG Re's reinsurance of AGM and AGC by approximately $130 million, after adjusting for increases in the amounts required to be held in such accounts due to changes in asset values, thereby increasing the Company’s liquidity. The second and third reassumption installments are intended to be completed on the one and two year anniversaries, respectively, of the first reassumption installment, and are subject to further approval by the NY DFS and MIA.

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

The New York Insurance Law and the Code of Maryland Regulations also establish aggregate risk limits on the basis of aggregate net liability insured as compared with statutory capital. "Aggregate net liability" is defined as outstanding principal and interest of guaranteed obligations insured, net of qualifying reinsurance and collateral. Under these limits, policyholders' surplus and contingency reserves must not be less than a percentage of aggregate net liability equal to the sum of various percentages of aggregate net liability for various categories of specified obligations. The percentage varies from 0.33% for certain municipal obligations to 4% for certain non-investment-grade obligations. As of December 31, 2013, the aggregate net liability of each of AGM, MAC and AGC utilized approximately 34.4%, 57.8% and 25.9% of their respective policyholders' surplus and contingency reserves.

The New York Superintendent has broad discretion to order a financial guaranty insurer to cease new business originations if the insurer fails to comply with single or aggregate risk limits. In practice, the New York Superintendent has shown a willingness to work with insurers to address these concerns.

Group Regulation

In connection with AGL’s establishment of tax residence in the United Kingdom, as discussed in greater detail under "Tax Matters" below, AGL has been discussing the regulation of AGL and its subsidiaries as a group with the Prudential Regulation Authority in the U.K. and with the NY DFS. The NY DFS has indicated that it will assume responsibility for regulation of the Assured Guaranty group. Group supervision by the NYDFS would result in additional regulatory oversight over Assured Guaranty, and may subject Assured Guaranty to new regulatory requirements and constraints.

Investments

The Assured Guaranty U.S. Subsidiaries are subject to laws and regulations that require diversification of their investment portfolio and limit the amount of investments in certain asset categories, such as below investment grade fixed-maturity securities, equity real estate, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-qualifying investments. The Company believes that the investments made by the Assured Guaranty U.S. Subsidiaries complied with such regulations as of December 31, 2013. In addition, any investment must be approved by the insurance company's board of directors or a committee thereof that is responsible for supervising or making such investment.

Operations of the Company's Non-U.S. Insurance Subsidiaries

In addition to the regulatory requirements imposed by the jurisdictions in which they are licensed, the business operations of the Company's reinsurance subsidiaries are affected by regulatory requirements in various states of the United States governing "credit for reinsurance", which are imposed on the ceding companies of the reinsurers. The Nonadmitted and Reinsurance Reform Act (“NRRA”) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) streamlined the regulation of reinsurance by applying single state regulation for credit for reinsurance. Under the NRRA, credit for reinsurance determinations are controlled by the ceding company’s state of domicile and non-domiciliary states are prohibited from applying their reinsurance laws extraterritorially. In general, a ceding company which obtains reinsurance from a reinsurer that is licensed, accredited or approved by the ceding company's state of domicile is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the ceding company's liability for unearned premiums (which are that portion of premiums written which applies to the unexpired portion of the policy period), loss and loss expense reserves ceded to the reinsurer. The great majority of states, however, permit a credit on the statutory financial statements of a ceding insurer for reinsurance obtained from a non-licensed or non-accredited reinsurer to the extent that the reinsurer secures its reinsurance obligations to the ceding insurer by providing a letter of credit, trust fund or other acceptable security arrangement. A few states do not allow credit for reinsurance ceded to non-licensed reinsurers except in certain limited circumstances and others impose additional requirements that make it difficult to become accredited. The Company's reinsurance subsidiaries AG Re and AGRO are not licensed, accredited or approved in any state and have established trusts to secure their reinsurance obligations.

U.S. Federal Regulation

The Company’s businesses are subject to direct and indirect regulation under U.S. federal law. In particular, the Dodd-Frank Act could require certain of AGL's subsidiaries to register with the SEC as major security-based swap participants when those registration rules take effect. Major security-based swap participants would need to satisfy the SEC's regulatory capital requirements and would be subject to additional compliance requirements. In addition, certain of AGL's subsidiaries may need to post margin with respect to either future or legacy derivative transactions when rules relating to margin take effect. At this time, AGL does not believe its subsidiaries are required to register with the Commodity Futures Trading Commission ("CFTC") as major swap participants, but their status could change based on official guidance from the CFTC.

Furthermore, pursuant to the Dodd-Frank Act, the Financial Stability Oversight Council ("FSOC") has been charged with identifying certain non-bank financial companies to be subject to supervision by the Board of Governors of the Federal Reserve System. In a parallel international process, the International Association of Insurance Supervisors ("IAIS"), which has been identifying global systemically important insurers ("GSII"), published a proposed assessment methodology that deemed financial guaranty insurance to be an activity that poses increased systemic risk relative to more traditional insurance activities. The Company does not at this time expect to be designated as a Systemically Important Financial Institution ("SIFI") by the FSOC or a GSII by the IAIS, but the Company's status could change pursuant to new criteria from the FSOC or the IAIS.

Bermuda

AG Re and AGRO are each an insurance company currently registered and licensed under the Insurance Act 1978 of Bermuda, amendments thereto and related regulations (collectively, the "Insurance Act"). AG Re is registered and licensed as a Class 3B insurer and AGRO is registered and licensed as a Class 3A insurer and a Class C long-term insurer. The Company also owned Assured Guaranty (Bermuda) Ltd. ("AGBM"), which was registered and licensed as a Class 3 insurer. Effective July 17, 2013, AGBM was merged with and into AG Re with AG Re surviving the merger.

Bermuda Insurance Regulation

The Insurance Act imposes on insurance companies certain solvency and liquidity standards; certain restrictions on the declaration and payment of dividends and distributions; certain restrictions on the reduction of statutory capital; certain restrictions on the winding up of long-term insurers; and certain auditing and reporting requirements and also the need to have a principal representative and a principal office (as understood under the Insurance Act) in Bermuda. The Insurance Act grants to the Bermuda Monetary Authority (the "Authority") the power to cancel insurance licenses, supervise, investigate and intervene in the affairs of insurance companies and in certain circumstances share information with foreign regulators. Class 3A and Class 3B insurers are authorized to carry on general insurance business (as understood under the Insurance Act), subject to conditions attached to the license and to compliance with minimum capital and surplus requirements, solvency margin, liquidity ratio and other requirements imposed by the Insurance Act. Class C insurers are permitted to carry on long-term business (as understood under the Insurance Act) subject to conditions attached to the license and to similar compliance requirements and the requirement to maintain its long-term business fund (a segregated fund). Each of AG Re and AGRO is required annually to file statutorily mandated financial statements and returns, audited by an auditor approved by the Authority (no approved auditor of an insurer may have an interest in that insurer, other than as an insured, and no officer, servant or agent of an insurer shall be eligible for appointment as an insurer's approved auditor), together with an annual loss reserve opinion of the Authority approved loss reserve specialist and in respect of AGRO, the required actuary's certificate with respect to the long-term business. AG Re is also required to file annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which must be available to the public. As Class 3A insurer, AGRO has received an exemption from the Authority from making such filing. In addition, AG Re is required to file a capital and solvency return that includes the company's Bermuda Solvency Capital Requirement ("BSCR") model (or an approved internal capital model in lieu thereof), a schedule of fixed income investments by rating categories, a schedule of net reserves for losses and loss expense provisions by line of business, a schedule of premiums written by line of business, a schedule of risk management, a schedule of fixed income securities, a schedule of commercial insurer's solvency self assessment ("CISSA"), a schedule of catastrophe risk return, a schedule of loss triangles or reconciliation of net loss reserves and a schedule of eligible capital. AG Re is also required to file quarterly financial returns which consist of quarterly unaudited financial statements and details of material intra-group transactions and risk concentrations.

AGRO is also required to file a capital and solvency return that includes, among other details, the company's Bermuda Solvency Capital Requirement—Small and Medium Entities ("BSCR-SME") model (or an approved internal capital model in lieu thereof), the CISSA and a schedule of eligible capital.

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

Notification of Material Changes

All registered insurers are required to give notice to the Authority of their intention to effect a material change within the meaning of the Insurance Act. For the purposes of the Insurance Act, the following changes are material: (i) the transfer or acquisition of insurance business being part of a scheme falling under section 25 of the Insurance Act or section 99 of the Companies Act 1981 of Bermuda (the "Companies Act"), (ii) the amalgamation with or acquisition of another firm, (iii)  engaging in unrelated business that is retail business, (iv) the acquisition of a controlling interest in an undertaking that is engaged in non-insurance business which offers services or products to non-affiliated persons, (v) outsourcing all or substantially all of the functions of actuarial, risk management, compliance and internal audit, (vi) outsourcing all or a material part of an insurer's underwriting activity, (vii) transferring other than by way of reinsurance all or substantially all of a line of business and (viii) expanding into a material new line of business.

No registered insurer shall take any steps to give effect to a material change unless it has first served notice on the Authority that it intends to effect such material change and, before the end of 14 days, either the Authority has notified such company in writing that it has no objection to such change or that period has lapsed without the Authority having issued a notice of objection. A person who fails to give the required notice or who effects a material change, or allows such material change to be effected, before the prescribed period has elapsed or after having received a notice of objection shall be guilty of an offence.

Minimum Solvency Margin and Enhanced Capital Requirements

Under the Insurance Act, AG Re and AGRO must each ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin and each company's applicable enhanced capital requirement.

The minimum solvency margin for Class 3A and Class 3B insurers is the greater of (i) $1 million, or (ii) 20% of the first $6 million of net premiums written; if in excess of $6 million, the figure is $1.2 million plus 15% of net premiums written in excess of $6 million, or (iii) 15% of net discounted aggregate loss and loss expense provisions and other insurance reserves, or (iv) 25% of that insurers applicable enhanced capital requirement reported at the end of its relevant year.

In addition, as a Class C long-term insurer, AGRO is required, with respect to its long-term business, to maintain a minimum solvency margin equal to the greater of $500,000 or 1.5% of its assets for the 2013 financial year. For the purpose of this calculation, assets are defined as the total assets pertaining to its long-term business reported on the balance sheet in the relevant year less the amounts held in a segregated account. AGRO is also required to keep its accounts in respect of its long-term business separate from any accounts kept in respect of any other business and all receipts of its long-term business form part of its long-term business fund.

Each of AG Re and AGRO is required to maintain available statutory capital and surplus at a level equal to or in excess of its applicable enhanced capital requirement, which is established by reference to either its BSCR model or an approved internal capital model. The BSCR model is a risk-based capital model which provides a method for determining an insurer's capital requirements (statutory capital and surplus) by taking into account the risk characteristics of different aspects of the insurer's business. The BSCR formula establish capital requirements for eight categories of risk: fixed income investment risk, equity investment risk, interest rate/liquidity risk, premium risk, reserve risk, credit risk, catastrophe risk and operational risk. For each category, the capital requirement is determined by applying factors to asset, premium, reserve, creditor, probable maximum loss and operation items, with higher factors applied to items with greater underlying risk and lower factors for less risky items.

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

Restrictions on Dividends and Distributions

The Insurance Act limits the declaration and payment of dividends and other distributions by AG Re and AGRO.
Under the Insurance Act:

•
The minimum share capital must be always issued and outstanding and cannot be reduced. For AG Re, which is registered as a Class 3B insurer, the minimum share capital is $120,000. For AGRO, which is registered both as a Class 3A and a Class C long-term insurer, the minimum share capital is $370,000.

•	With respect to the distribution (including repurchase of shares) of any share capital, contributed surplus or other statutory capital:

(a)
any such distribution that would reduce AG Re's or AGRO's total statutory capital by 15% or more of their respective total statutory capital as set out in their previous year's financial statements requires the prior approval of the Authority. Any application for such approval must include an affidavit stating that the company will continue to meet the required margins; and

(b)
as a Class C long-term insurer, AGRO may not use the funds allocated to its long-term business fund, directly or indirectly, for any purpose other than a purpose of its long-term business except in so far as such payment can be made out of any surplus certified by AGRO's approved actuary to be available for distribution otherwise than to policyholders;

•	With respect to the declaration and payment of dividends:

(a)
each of AG Re and AGRO is prohibited from declaring or paying any dividends during any financial year if it is in breach of its solvency margin, minimum liquidity ratio or enhanced capital requirement, or if the declaration or payment of such dividends would cause such a breach (if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, the insurer will be prohibited, without the approval of the Authority, from declaring or paying any dividends during the next financial year). Dividends, are paid out of each insurer's statutory surplus and, therefore, dividends cannot exceed such surplus. See "—Minimum Solvency Margin and Enhanced Capital Requirements" above and "—Minimum Liquidity Ratio" below;

(b)
an insurer which at any time fails to meet its minimum solvency margin or comply with the enhanced capital requirement may not declare or pay any dividend until the failure is rectified, and also in such circumstances the insurer must report, within 14 days after becoming aware of its failure or having reason to believe that such failure has occurred, to the Authority in writing giving particulars of the circumstances leading to the failure and giving a plan detailing the manner, specific actions to be taken and time frame in which the insurer intends to rectify the failure. A failure to comply with the enhanced capital requirement will also result in the insurer furnishing certain other information to the Authority within 45 days after becoming aware of its failure or having reason to believe that such failure has occurred;

(c)
as a Class 3B insurer, AG Re may not declare or pay, in any financial year, dividends of more than 25% of its total statutory capital and surplus (as set out on its previous year's financial statements) unless it files (at least seven days before payment of such dividends) with the Authority an affidavit stating that it will continue to meet the required margins; and

(d)
as a Class C long-term insurer, AGRO may not declare or pay a dividend to any person other than a policyholder unless the value of the assets of its long-term business fund, as certified by AGRO's approved actuary, exceeds the extent (as so certified) of the liabilities of AGRO's long-term business, and the amount of any such dividend shall not exceed the aggregate of (1) that excess; and (2) any other funds properly available for the payment of dividends being funds arising out of AGRO's business other than its long-term business.

The Companies Act also limits the declaration and payment of dividends and other distributions by Bermuda companies such as AGL and its Bermuda subsidiaries (including AG Re and AGRO). Such companies may only declare and pay a dividend or make a distribution out of contributed surplus (as understood under the Companies Act) if there are reasonable grounds for believing that the company is and after the payment will be able to meet and pay its liabilities as they become due and the realizable value of the company's assets will not be less than its liabilities. The Companies Act also regulates and restricts the reduction and return of capital and paid in share premium, including the repurchase of shares and imposes minimum issued and outstanding share capital requirements.

Based on the limitations above, in 2014 AG Re has the capacity to (i) make capital distributions in an aggregate amount up to $126 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to the limit of its outstanding statutory surplus, which is $278 million. Such dividend capacity is further limited by the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements. For more information concerning AG Re’s capacity to pay dividends and or other distributions, see Note 12, Insurance Company Regulatory Requirements, of the Financial Statements and Supplementary Data. The Company does not expect AGRO to declare or pay any dividends or other distributions at this time.

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

Insurance Code of Conduct

Each of AG Re and AGRO is subject to the Insurance Code of Conduct, which establishes duties, standards, procedures and sound business principles which must be complied with by all insurers registered under the Insurance Act. Failure to comply with the requirements under the Insurance Code of Conduct will be a factor taken into account by the Authority in determining whether an insurer is conducting its business in a sound and prudent manner as prescribed by the Insurance Act. Such failure to comply with the requirements of the Insurance Code of Conduct could result in the Authority exercising its powers of intervention and investigation and will be a factor in calculating the operational risk charge applicable in accordance with the insurer's BSCR model.

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

Under Bermuda law, "exempted" companies are companies formed for the purpose of conducting business outside Bermuda from a principal place of business in Bermuda. As an "exempted" company, AGL (as well as each of AG Re and AGRO) may not, without the express authorization of the Bermuda legislature or under a license or consent granted by the Minister of Education and Economic Development, participate in certain business and other transactions, including: (1) the acquisition or holding of land in Bermuda (except that held by way of lease or tenancy agreement which is required for its business and held for a term not exceeding 50 years, or which is used to provide accommodation or recreational facilities for its officers and employees and held with the consent of the Bermuda Minister of Education and Economic Development, for a term not exceeding 21 years), (2) the taking of mortgages on land in Bermuda to secure a principal amount in excess of $50,000 unless the Minister of Education and Economic Development consents to a higher amount, and (3) the carrying on of business of any kind or type for which it is not duly licensed in Bermuda, except in certain limited circumstances, such as doing business with another exempted undertaking in furtherance of AGL's business carried on outside Bermuda.

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

United Kingdom

This section concerns AGE and its affiliates, Assured Guaranty (UK) Ltd. ("AGUK") and Assured Guaranty Finance Overseas Ltd (“AGFOL”), each of which is regulated in the U.K., as well as Assured Guaranty Credit Protection Ltd. ("AGCPL"), which is an authorized representative of AGE. AGUK is a U.K. insurance company that the Company elected to place into runoff.

General

Financial services relating to deposits, insurance, investments and certain other financial products fall under the U.K.'s Financial Services and Markets Act 2000 (“FSMA”), and the entities that provide them are authorized and regulated by the PRA and the Financial Conduct Authority ("FCA"). In addition, the regulatory regime in the U.K. must be consistent with relevant European Union (“EU”) legislation, which is either directly applicable in, or must be implemented into national law by, all EU member states. Key EU legislation includes the Markets in Financial Instruments Directive (“MiFID”), which harmonizes the regulatory regime for investment services and activities across the EEA, the Insurance Directives, which harmonize the regulatory regime for, respectively, life (long term) and non-life (general) insurance and the Banking Consolidation Directive, which harmonizes the regulatory regime for credit institutions. The Capital Adequacy Directive (“CAD”) contains capital requirements for MiFID firms.
Under FSMA, effecting or carrying out contracts of insurance, within a class of general or long-term insurance, by way of business in the U.K., each constitute a “regulated activity” requiring authorization. An authorized insurance company must have permission for each class of insurance business it intends to write.
The PRA and the FCA were established on April 1, 2013 as part of the reform of financial regulation in the U.K. Immediately prior to that date, there was a single statutory regulator for financial services in the U.K., called the Financial Services Authority (“FSA U.K.”). The new regulatory framework was established by the U.K. Financial Services Act 2012. These two new regulatory bodies cover the following areas:

•	the PRA, a subsidiary of the Bank of England, is responsible for prudential regulation of key systemically important firms (which includes insurance companies, among others), and

•	the FCA is responsible for the prudential regulation of all non-PRA firms, the conduct of business regulation of all firms and the regulation of market conduct.

These two new regulators inherited the majority of the FSA U.K.'s existing functions. While they co-ordinate and co-operate in some areas, they have separate and independent mandates and separate rule-making and enforcement powers. AGE and AGUK are regulated by both the PRA and the FCA.
The PRA carries out the prudential supervision of insurance companies through a variety of methods, including the collection of information from statistical returns, review of accountants' reports, visits to insurance companies and regular formal interviews. Like the FSA U.K. before it, the PRA has adopted a risk-based approach to the supervision of insurance companies.
The PRA's rules are intended to align capital requirements with the risk profile of each insurance company and ensure adequate diversification of an insurer's or reinsurer's exposures to any credit risks of its reinsurers. AGE has calculated its minimum required capital according to the PRA's individual capital adequacy criteria and is in compliance.
The PRA applies threshold conditions, which insurers must meet, and against which the PRA assesses them on a continuous basis. These conditions are that:

•	an insurer's head office, and in particular its mind and management, must be in the United Kingdom if it is incorporated in the United Kingdom;

•	an insurer's business must be conducted in a prudent manner — in particular the insurer must maintain appropriate financial and non-financial resources;

•	the insurer must be fit and proper, and be appropriately staffed; and

•	the insurer and its group must be capable of being effectively supervised.
The PRA supervises insurers to judge whether they are acting in a manner consistent with safety and soundness and appropriate policyholder protection, and so whether they meet, and are likely to continue to meet, the threshold conditions. It weights its supervision towards those issues and those insurers that, in its judgment, pose the greatest risk to its objectives. It is forward-looking, assessing its objectives not just against current risks, but also against those that could plausibly arise further ahead and will rely significantly on the judgment of its supervisors. Its risk assessment framework will look at the potential impact of failure of the insurer, its risk context and mitigating factors. Solvency II (discussed below) will bring further changes to the supervisory framework for insurers. The PRA believes its plans are consistent with Solvency II requirements.
Position of U.K. Regulated Entities within the AGL Group
AGE is authorized to effect and carry out certain classes of general insurance, specifically: classes 14 (credit), 15 (suretyship) and 16 (miscellaneous financial loss) for commercial customers. This scope of permission is sufficient to enable AGE to effect and carry out financial guaranty insurance and reinsurance. The insurance and reinsurance businesses of AGE are subject to close supervision by the PRA. AGE also has permission to arrange and advise on transactions it guarantees, and to take deposits in the context of its insurance business.
Following the Company's decision in 2010 to place AGUK into run-off, the Company has been utilizing AGE as the entity from which to write business in the EEA. It was agreed between management and the then regulator, the FSA U.K., that any new business written by AGE would be guaranteed using a co-insurance structure pursuant to which AGE would co-insure municipal and infrastructure transactions with AGM, and structured finance transactions with AGC. AGE must obtain the approval of the PRA before it can guarantee any new structured finance transaction. AGE's financial guaranty will cover a proportionate share (expected to be approximately 3 to 10%) of the total exposure, and AGM or AGC, as the case may be, will guarantee the remaining exposure under the transaction (subject to compliance with EEA licensing requirements). AGM or AGC, as the case may be, will also issue a second-to-pay guaranty to cover AGE's financial guarantee. AGE also is the principal of AGCPL. AGCPL is not PRA or FCA authorized, but is an appointed representative of AGE. This means AGCPL can carry on advising and arranging activities without a license, because AGE has regulatory responsibility for it.
AGFOL, a subsidiary of AGL, is authorized by the FCA to carry out designated investment business activities in that it may “advise on investments (except on pension transfers and pension opt outs)” relating to most investment instruments. In addition, it may arrange or bring about transactions in investments and make “arrangements with a view to transactions in investments.” In all cases, it may deal only with clients who are eligible counterparties or professional customers (so no retail clients), or, when arranging in relation to insurance contracts, commercial customers. It should be noted that AGFOL is not authorized as an insurer and does not itself take risk in the transactions it arranges or places, and may not hold funds on behalf of its customers. AGFOL's permissions also allow it to introduce business to AGC and AGM, so that AGFOL can arrange financial guaranties underwritten by AGC and AGM, even though AGFOL's role will be limited to acting as a pure introducer of business to AGC and AGM. AGFOL is an “Exempt CAD” firm: although it is a MiFID investment firm, it does not have to comply with the CAD. Its activities are limited to receiving and transmitting orders and giving investment advice and it cannot hold client money.
AGCPL is subject to the requirements of Regulation (EU) No 648/2012 of the European Parliament and of the Council of 4 July 2012 on OTC derivatives, central counterparties and trade repositories ("EMIR") which, as a European regulation, is directly applicable in all the member states of the European Union.  AGCPL has notified the European Securities and Markets Authority ("ESMA") and the FCA of its status under EMIR as a non-financial counterparty which has exceeded the clearing threshold (an “NFC+”) as described in Article 10 of EMIR. As an NFC+, AGCPL is subject to certain requirements under EMIR with respect to its portfolio of derivative contracts including recordkeeping and risk mitigation techniques. Certain requirements have been applicable since March 15, 2013 (timely confirmations and daily valuations), while others have been applicable since September 15, 2013 (dispute resolution, portfolio reconciliation and portfolio compression requirements).  In addition, AGCPL will be subject to certain reporting requirements under EMIR with respect to its outstanding portfolio of derivative contracts. Although the start date in respect of the reporting obligation was February 12, 2014, a ninety day grace period applies to the reporting of derivative contracts which were outstanding before August 16, 2012 and which were still outstanding on February 12, 2014. Because all of AGCPL’s outstanding derivative contracts fall within this category, AGCPL will not be required to report its derivative contracts until mid-May 2014.  AGCPL is the only European entity within the AGL group which has entered into derivative contracts and as such it is the only entity in the group which is directly subject to EMIR.  The Company is aware that circumstances exist in which EMIR may apply directly to non-European entities when transacting derivatives, but has determined that these circumstances do not apply to the non-European entities in AGL’s group.
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
The Prudential Sourcebooks also require that AGUK and AGE calculate and share with the PRA their “enhanced capital requirement” based on risk-weightings applied to assets held and lines of business written. In 2007, the FSA U.K. replaced the individual capital assessment for financial guaranty insurers with a “benchmarker” capital adequacy model devised by the FSA U.K. Should the level of capital of AGUK or AGE fall below the capital requirement as indicated by the benchmarker, the PRA may require the Company to undertake further work, following which Individual Capital Guidance may result. Failure to maintain capital at least equal to the minimum capital requirement in the benchmarker model is one of the grounds on which the wide powers of intervention conferred upon the PRA may be exercised.
The European Union's Solvency II Directive (Directive 2009/138/EC), which itself is to be amended by the proposed Omnibus II Directive (collectively, “Solvency II”), is currently due to be implemented on January 1, 2016. The solvency requirements described above will be replaced at that point. Among other things, Solvency II introduces a revised risk-based prudential regime which includes the following features:

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
In many instances, Solvency II is expected to require insurers to maintain a somewhat increased amount of capital to satisfy the new solvency capital requirements. AGE was accepted by the then regulator, the FSA U.K., into the pre-application process and has begun the process to apply for approval from the PRA for use of the “Partial Internal Model” methodology for calculation of its solvency capital requirement, which combines standard formulas developed by the European Insurance and Occupational Pensions Authority under the direction of the European Commission, for calculation of certain capital requirements with an internally developed model for calculation of other capital requirements. AGE remains in the pre-application process (now being run by the PRA); however, the formal application process has been delayed due to the delay in the implementation of Solvency II.
In anticipation of Solvency II, the PRA has issued a Supervisory Statement (“Solvency II: applying EIOPA's preparatory guidelines to PRA-authorised firms”, Supervisory Statement 4/13, dated December 12, 2013) requiring certain information to be submitted to it before the 2016 commencement date. AGE and AGUK are among the firms required to submit information to the PRA under this Supervisory Statement.
In addition, a U.K. insurer (which includes a company conducting only reinsurance business) is required to perform and submit to the PRA a group capital adequacy return in respect of its ultimate insurance parent. For groups with an EEA insurance parent, the calculation must show a positive result. AGE and AGUK do not have an EEA insurance parent and, accordingly, do not need to comply with this requirement. However, they do still need to report to the PRA on group capital adequacy at the level of the ultimate insurance parent outside the EEA and, if the report at that level raises concerns, the PRA may take regulatory action.
Further, an insurer is required to report in its annual returns to the PRA all material connected-party transactions (such as intra-group reinsurance whose value is more than the sum of Euro 20,000 and 5% of the insurer's liabilities arising from its general insurance business, net of reinsurance).
Restrictions on Dividend Payments
U.K. company law prohibits each of AGE and AGUK from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. insurance regulatory laws impose no statutory restrictions on a general insurer's ability to declare a dividend, the PRA's capital requirements may in practice act as a restriction on dividends. The Company does not expect AGE or AGUK to distribute any dividends at this time.
Reporting Requirements
U.K. insurance companies must prepare their financial statements under the Companies Act 2006, which requires the filing with Companies House of audited financial statements and related reports. In addition, U.K. insurance companies are required to file regulatory returns with the PRA, which include a revenue account, a profit and loss account and a balance sheet in prescribed forms. Under the Prudential Sourcebooks, audited regulatory returns must be filed with the PRA within two months and 15 days of the financial year end (or three months where the delivery of the return is made electronically). As noted above, AGE and AGUK also will submit information to the PRA pursuant to Supervisory Statement 4/13, in anticipation of Solvency II requirements.
Supervision of Management
Individuals who perform one or more “controlled functions” such as significant influence functions or the customer function within authorized firms must be approved by PRA or FCA (as appropriate) to carry out that function. The management of insurance companies falls within the scope of significant influence functions, which require approval from the PRA. Individuals performing these functions are “Approved Persons” for the purpose of Part V of FSMA and staff performing these specified “controlled functions” within an authorized firm must be approved by the PRA.
Change of Control
Under FSMA, when a person decides to acquire or increase “control” of a U.K. authorized firm (including an insurance company) they must give the PRA notice in writing before making the acquisition. The PRA has up to 60 working days (without including any period of interruption) in which to assess a change of control case. Any person (a company or individual) that directly or indirectly acquires 10% or 20% (depending on the type of firm, the “Control Percentage Threshold”) or more of the shares, or is entitled to exercise or control the exercise of the Control Percentage Threshold or more of the voting power, in a U.K. authorized firm or its parent undertaking is considered to “acquire control” of the authorized firm. Broadly speaking, the 10% threshold applies to banks, insurers and reinsurers (but not brokers) and MiFID investment firms, and the 20% threshold to insurance brokers and certain other firms that are non-directive firms.

Intervention and Enforcement
The PRA has extensive powers to intervene in the affairs of an authorized firm, culminating in the sanction of the suspension of authorization to carry on a regulated activity. The PRA can also vary or cancel a firm's permissions under its own initiative if it considers that the firm is failing, or is likely to fail, to satisfy the Threshold Conditions. FSMA gives the PRA significant investigation and enforcement powers. It also gives the PRA a rule-making power, under which it makes the various rules that constitute its Handbook of Rules.
The PRA also has the power to prosecute criminal offenses arising under FSMA, and the FCA has the power to prosecute offences under FSMA and to prosecute insider dealing under Part V of the Criminal Justice Act of 1993, and breaches by authorized firms of money laundering and terrorist financing regulations.
“Passporting”
EU directives allow AGFOL, AGUK and AGE to conduct business in EU states other than the U.K. where they are authorized by the PRA or FCA under a single market directive. This right extends to the EEA. A firm taking advantage of a right under a single market directive to conduct business in another EEA state can rely on its "home state" authorization. This ability to operate in other jurisdictions of the EEA on the basis of home state authorization and supervision is sometimes referred to as “passporting.” Passporting is not applicable to firms not authorized in the EEA, such as AGM and AGC. Accordingly, the co-insurance model described above cannot be “passported” throughout the EEA. Instead, it is a question of local law in each EEA member state as to whether AGM's or AGC’s participation in a co-insurance structure, protecting insureds or risks located in that jurisdiction, would amount to the conduct of insurance business in that jurisdiction.
Fees and Levies
Each of AGUK, AGE and AGFOL is subject to regulatory fees and levies based on its gross premium income and gross technical liabilities. These fees are collected by the FCA (though they relate to regulation by both the PRA and the FCA). The PRA also requires authorized firms, including authorized insurers, to participate in an investors' protection fund, known as the Financial Services Compensation Scheme. The Financial Services Compensation Scheme was established to compensate consumers of financial services firms, including the buyers of insurance, against failures in the financial services industry. Eligible claimants (identified in the Compensation Sourcebook of the PRA Handbook) may be compensated by the Financial Services Compensation Scheme when an authorized insurer is unable, or likely to be unable, to satisfy policyholder claims. General insurance in class 14 (credit) is not protected by the Financial Services Compensation Scheme, nor is reinsurance in any class; however, other direct insurance classes written by AGUK and AGE are covered (namely, classes 15 (suretyship) and 16 (miscellaneous financial loss)).
Material Contracts

AGE's New York affiliate, AGM, currently provides support to AGE through an amended and restated quota share and stop loss reinsurance agreement (the "Reinsurance Agreement") and an amended and restated net worth maintenance agreement (the "Net Worth Agreement"). For transactions closed prior to 2011, AGE typically guaranteed all of the guaranteed obligations directly and AGM reinsured approximately 92% of AGE's retention after cessions to other reinsurers under the quota share cover of the Reinsurance Agreement. In 2011, AGE implemented a co-guarantee structure pursuant to which AGE directly guarantees a portion of the guaranteed obligations in an amount equal to what would have been AGE's pro rata retention percentage under the quota share cover. AGM directly guarantees the balance of the guaranteed obligations and also provides a second-to-pay guarantee for AGE's portion of the guaranteed obligations. AGM's ability to provide such direct guaranties outside of the U.K. is uncertain. See "Passporting" above.

Under the stop loss cover of the Reinsurance Agreement, AGM is required to make payments to AGE when AGE's annual net incurred losses and expenses exceeds AGE's annual net earned premium plus any amounts deducted from AGE's equalization reserve during the year. The stop loss cover has an annual limit of liability equal to 20% of AGE's guaranteed net principal amount outstanding at the prior year-end, plus AGE's guaranteed net principal outstanding at the prior year-end of AGE's two largest transactions.

The quota share and stop loss covers each exclude transactions guaranteed by AGE on or after July 1, 2009 that are not municipal, utility, project finance or infrastructure risks or similar types of risks.

Under the Net Worth Agreement, AGM is obligated to cause AGE to maintain capital resources equal to 110% of the greatest of the amounts as may be required by the PRA as a condition for maintaining its authorization to carry on a financial guarantee business in the U.K., provided that contributions (a) do not exceed 35% of AGM's policyholders' surplus as determined by the laws of the State of New York, and (b) are in compliance with a provision of the New York Insurance Law requiring notice to or approval by the NY DFS for transactions between affiliates that exceed certain thresholds. AGM has never been required to make any contributions to AGE's capital under the current Net Worth Agreement or its prior net worth maintenance agreement.

AGE and AGM have pending a second amended and restated quota share and stop loss reinsurance agreement (the “Second A&R Reinsurance Agreement”) and an second amended and restated net worth maintenance agreement (the "Second A&R Net Worth Agreement"). These agreements have been approved by the PRA, and Moody’s and S&P have confirmed that their implementation will not adversely impact AGE’s or AGM’s ratings. The agreements are under review by the NY DFS, and implementation awaits NY DFS non-disapproval.

The quota share cover of the Second A&R Reinsurance Agreement is unchanged from that in the Reinsurance Agreement. The stop loss cover is replaced entirely by an excess of loss cover. Under the excess of loss cover, AGM will pay AGE quarterly the amount by which AGE’s incurred losses calculated in accordance with UK GAAP as reported by AGE in its financial returns filed with the PRA and AGE’s paid losses and loss adjustment expenses, in both cases net of all other performing reinsurance, exceed AGE’s capital resources under UK law minus of the greatest of the amounts as may be required by the PRA as a condition for maintaining its authorization to carry on a financial guarantee business in the U.K. In addition, the Second A&R Reinsurance Agreement adds the following events permitting AGE to terminate to the existing termination event of a downgrade of AGM’s ratings by Moody’s below Aa3 or by S&P below AA-: AGM’s insolvency, failure to maintain the minimum capital required under AGM’s domiciliary jurisdiction, filing a petition in bankruptcy, going into liquidation or rehabilitation or having a receiver appointed. The agreement provides that no amounts are owing under the excess of loss cover or the stop loss cover under the Reinsurance Agreement with respect to any quarter ending prior to the effective date of the Second A&R Reinsurance Agreement.

AGM’s obligation to pay under the Second A&R Net Worth Agreement is unchanged from that in the Net Worth Maintenance Agreement, except for the addition of a provision clarifying that any amounts due under this agreement shall take into account all amounts paid or reasonably expected to be paid under the Second A&R Reinsurance Agreement. In addition, termination provisions substantially similar to those in the Second A&R Reinsurance Agreement have been added.

Tax Matters

Taxation of AGL and Subsidiaries

Bermuda

Under current Bermuda law, there is no Bermuda income, corporate or profits tax or withholding tax, capital gains tax or capital transfer tax payable by AGL or its Bermuda subsidiaries. AGL, AG Re and AGRO have each obtained from the Minister of Finance under the Exempted Undertakings Tax Protection Act 1966, as amended, an assurance that, in the event that Bermuda enacts legislation imposing tax computed on profits, income, any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance, then the imposition of any such tax shall not be applicable to AGL, AG Re or AGRO or to any of their operations or their shares, debentures or other obligations, until March 31, 2035. This assurance is subject to the proviso that it is not to be construed so as to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda, or to prevent the application of any tax payable in accordance with the provisions of the Land Tax Act 1967 or otherwise payable in relation to any land leased to AGL, AG Re or AGRO. AGL, AG Re and AGRO each pays annual Bermuda government fees, and AG Re and AGRO pay annual insurance license fees. In addition, all entities employing individuals in Bermuda are required to pay a payroll tax and there are other sundry taxes payable, directly or indirectly, to the Bermuda government.

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

Under the income tax treaty between the U.S. and the U.K. (the “U.K. Treaty”), AGL would not be subject to U.S. income tax on any income found to be effectively connected with a U.S. trade or business unless that trade or business is conducted through a permanent establishment in the United States. AGL intends to conduct its activities so that it does not have a permanent establishment in the United States.  It is AGL's opinion that it will qualify for the benefits of the U.K. Treaty.

Under the income tax treaty between Bermuda and the U.S. (the "Bermuda Treaty"), a Bermuda insurance company would not be subject to U.S. income tax on income found to be effectively connected with a U.S. trade or business unless that trade or business is conducted through a permanent establishment in the U.S. AG Re and AGRO currently intend to conduct their activities so that they do not have a permanent establishment in the U.S.

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

Foreign insurance companies carrying on an insurance business within the U.S. have a certain minimum amount of effectively connected net investment income, determined in accordance with a formula that depends, in part, on the amount of U.S. risk insured or reinsured by such companies. If AG Re or another of the Company's Bermuda subsidiaries is considered to be engaged in the conduct of an insurance business in the U.S. and is not entitled to the benefits of the Bermuda Treaty in general (because it fails to satisfy one of the limitations on treaty benefits discussed above), the Internal Revenue Code of 1986, as amended (the "Code"), could subject a significant portion of AG Re's or another of the Company's Bermuda subsidiary's investment income to U.S. income tax.

Foreign corporations not engaged in a trade or business in the U.S., and those that are engaged in a U.S. trade or business with respect to their non-effectively connected income are nonetheless subject to U.S. withholding tax on certain "fixed or determinable annual or periodic gains, profits and income" derived from sources within the U.S. (such as dividends and certain interest on investments), subject to exemption under the Code or reduction by applicable treaties. The standard non-treaty rate of U.S. withholding tax is currently 30%. The Bermuda Treaty does not reduce the U.S. withholding rate on U.S.-sourced investment income. The U.K. Treaty reduces or eliminates U.S. withholding tax on certain U.S. sourced investment income (to 5% or 0%), including dividends from U.S. companies to U.K. resident persons entitled to the benefit of the U.K. Treaty.

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

AGRO and AGE have elected to be treated as U.S. corporations for all U.S. federal tax purposes and, as such, each of AGRO and AGE, together with AGL's U.S. subsidiaries, is subject to taxation in the U.S. at regular corporate rates.

If AGRO were to pay dividends to its U.S. holding company parent and that U.S. holding company were to pay dividends to its Bermudian parent AG Re, such dividends would be subject to U.S. withholding tax at a rate of 30%.

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

As a U.K. tax resident company, AGL is subject to the tax rules applicable to companies resident in the U.K., including the benefits afforded by the U.K.’s tax treaties.

As a U.K. tax resident, AGL is required to file a corporation tax return with Her Majesty’s Revenue & Customs (“HMRC”). AGL will be subject to U.K. corporation tax in respect of its worldwide profits (both income and capital gains), subject to any applicable exemptions. The main rate of corporation tax is 23% currently; such rate will fall to 21% as of April 1, 2014 and to 20% as of April 1, 2015. AGL has also registered in the U.K. to report its value added tax (“VAT”) liability. The current rate of VAT is 20%.

Assured Guaranty does not expect that becoming U.K. tax resident will result in any material change in the group’s overall current tax charge. Assured Guaranty expects that the dividends AGL receives from its direct subsidiaries will be exempt from U.K. corporation tax due to the exemption in section 931D of the U.K. Corporation Tax Act 2009. In addition, any dividends paid by AGL to its shareholders should not be subject to any withholding tax in the U.K. The U.K. government implemented a new tax regime for “controlled foreign companies” ("CFC regime") effective January 1, 2013, stating an intention to target more accurately profits that should be subject to U.K. taxation and to improve the attractiveness of the U.K. as a location for a holding company of a multinational group. The non-U.K. resident subsidiaries intend to operate in such a manner that their profits are outside the scope of the CFC regime charge. Accordingly, Assured Guaranty does not expect any profits of non-U.K. resident members of the group to be attributed to AGL and taxed in the U.K. under the CFC regime and has obtained clearance from HMRC confirming this on the basis of current facts and intentions.

Taxation of Shareholders

Bermuda Taxation

Currently, there is no Bermuda capital gains tax, or withholding or other tax payable on principal, interest or dividends paid to the holders of the AGL common shares.

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

Dispositions of AGL's Shares.    Subject to the discussions below relating to the potential application of the Code section 1248 and PFIC rules, holders of shares generally should recognize capital gain or loss for U.S. federal income tax purposes on the sale, exchange or other disposition of shares in the same manner as on the sale, exchange or other disposition of any other shares held as capital assets. If the holding period for these shares exceeds one year, any gain will be subject to tax at a current maximum marginal tax rate of 20% for individuals and 35% for corporations. Moreover, gain, if any, generally will be a U.S. source gain and generally will constitute "passive income" for foreign tax credit limitation purposes.

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

U.S. shareholders of AGL will not be subject to any additional U.S. taxes, including withholding tax, as a result of AGL becoming U.K. tax resident.

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

United Kingdom

The following discussion is intended to be only a general guide to certain U.K. tax consequences of holding AGL common shares, under current law and the current practice of HMRC, either of which is subject to change at any time, possibly with retrospective effect. Except where otherwise stated, this discussion applies only to shareholders who are not (and have not recently been) resident or (in the case of individuals) domiciled for tax purposes in the U.K., who hold their AGL common shares as an investment and who are the absolute beneficial owners of their common shares. This discussion may not apply to certain shareholders, such as dealers in securities, life insurance companies, collective investment schemes, shareholders who are exempt from tax and shareholders who have (or are deemed to have) acquired their shares by virtue of an office or employment. Such shareholders may be subject to special rules.

The following statements do not purport to be a comprehensive description of all the U.K. considerations that may be relevant to any particular shareholder. Any person who is in any doubt as to their tax position should consult an appropriate professional tax adviser.

AGL's Tax Residency. AGL is not incorporated in the U.K., but effective November 6, 2013, the AGL Board of Directors currently intends to manage the affairs of AGL in such a way as to establish and maintain its status as a company that is tax resident in the U.K.

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

Stamp Taxes. On the basis that AGL does not currently intend to maintain a share register in the U.K., there should be no U.K. stamp duty reserve tax on a purchase of common shares in AGL. A conveyance or transfer on sale of common shares in AGL will not be subject to U.K. stamp duty provided that the instrument of transfer is not executed in the U.K. and does not relate to any property situate, or any matter or thing done, or to be done, in the U.K.

Description of Share Capital

The following summary of AGL's share capital is qualified in its entirety by the provisions of Bermuda law, AGL's memorandum of association and its Bye-Laws, copies of which are incorporated by reference as exhibits to this Annual Report on Form 10-K.

AGL's authorized share capital of $5,000,000 is divided into 500,000,000 shares, par value U.S. $0.01 per share, of which 182,306,886 common shares were issued and outstanding as of February 21, 2014. Except as described below, AGL's common shares have no pre-emptive rights or other rights to subscribe for additional common shares, no rights of redemption, conversion or exchange and no sinking fund rights. In the event of liquidation, dissolution or winding-up, the holders of AGL's common shares are entitled to share equally, in proportion to the number of common shares held by such holder, in AGL's assets, if any remain after the payment of all AGL's debts and liabilities and the liquidation preference of any outstanding preferred shares. Under certain circumstances, AGL has the right to purchase all or a portion of the shares held by a shareholder. See "—Acquisition of Common Shares by AGL" below.

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

Other Provisions of AGL's Bye-Laws

AGL's Board of Directors and Corporate Action

AGL's Bye-Laws provide that AGL's Board of Directors shall consist of not less than three and not more than 21 directors, the exact number as determined by the Board of Directors. AGL's Board of Directors consists of eleven persons who are elected for annual terms.

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

Generally under AGL's Bye-Laws, the affirmative votes of a majority of the votes cast at any meeting at which a quorum is present is required to authorize a resolution put to vote at a meeting of the Board of Directors, including one relating to a merger, acquisition or business combination. Corporate action may also be taken by a unanimous written resolution of the Board of Directors without a meeting. A quorum shall be at least one-half of directors then in office present in person or represented by a duly authorized representative, provided that at least two directors are present in person.

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

Employees

As of December 31, 2013, the Company had 326 employees. None of the Company's employees are subject to collective bargaining agreements. The Company believes that employee relations are satisfactory.

Available Information

The Company maintains an Internet web site at www.assuredguaranty.com. The Company makes available, free of charge, on its web site (under assuredguaranty.com/sec-filings) the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (d) of the Exchange Act as soon as reasonably practicable after the Company files such material with, or furnishes it to, the SEC. The Company also makes available, free of charge, through its web site (under assuredguaranty.com/governance) links to the Company's Corporate Governance Guidelines, its Code of Conduct, AGL's Bye-Laws and the charters for its Board committees.

The Company routinely posts important information for investors on its web site (under assuredguaranty.com/company-statements and, more generally, under the Investor Information and Businesses pages). The Company uses this web site as a means of disclosing material information and for complying with its disclosure obligations under SEC Regulation FD (Fair Disclosure). Accordingly, investors should monitor the Company Statements, Investor Information and Businesses portions of the Company's web site, in addition to following the Company's press releases, SEC filings, public conference calls, presentations and webcasts.

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

Risks Related to the Company's Expected Losses

Estimates of expected losses are subject to uncertainties and may not be adequate to cover potential paid claims.

The financial guaranties issued by the Company's insurance subsidiaries insure the credit performance of the guaranteed obligations over an extended period of time, in some cases over 30 years, and in most circumstances, the Company has no right to cancel such financial guaranties. As a result, the Company's estimate of ultimate losses on a policy is subject to significant uncertainty over the life of the insured transaction. Credit performance can be adversely affected by economic, fiscal and financial market variability over the long duration of most contracts. If the Company's actual losses exceed its current estimate, this may result in adverse effects on the Company's financial condition, results of operations, liquidity, business prospects, financial strength ratings and ability to raise additional capital.

In addition, if the Company is required to make claim payments, even if it is reimbursed in full over time and does not experience ultimate loss on a particular policy, such claim payments would reduce the Company's invested assets and result in reduced liquidity and net investment income. If the amount of claim payments is significant, the Company's ability to make other claim payments and its financial condition, financial strength ratings and business prospects could be adversely affected.

The Company has exposure to infrastructure transactions with refinancing risk as to which the Company may need to make claim payments that it did not anticipate paying when the policies were issued. Although the Company may not experience ultimate loss on a particular transaction, the aggregate amount of the claim payments may be substantial and reimbursement may not occur for an extended time, if at all. As of December 31, 2013, the Company's insured exposure to such transactions was approximately $3.0 billion. The transactions generally involve long-term infrastructure projects that were financed by bonds that mature prior to the expiration of the project concession. The Company expected the cash flows from these projects to be sufficient to repay all of the debt over the life of the project concession, but also expected the debt to be refinanced in the market at or prior to its maturity. Due to market conditions, the Company may have to pay a claim when the debt matures, and then recover its payment from cash flows produced by the project in the future. The Company generally projects that in most scenarios it will be fully reimbursed for such payments. However, the recovery of the payments is uncertain and may take a long time, ranging from 10 to 35 years, depending on the transaction and the performance of the underlying collateral. For the Company's two largest transactions with significant refinancing risk, assuming no refinancing, the Company estimates, based on certain performance assumptions, that total claims could be $1.8 billion on a gross basis; such claims would be payable from 2017 through 2022.

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

Certain sectors within the Company's insured portfolio have experienced losses far in excess of initial expectations. The Company's loss experience, particularly in respect of its insured RMBS transactions, demonstrated the limited value of historical loss data in predicting future losses. The Company's expected loss models take into account current and expected future trends in loss severities, which for RMBS transactions, contemplate the impact of current and probable foreclosure liquidation expectations, default rates, prepayment speeds, the impact of governmental economic and consumer stimulation programs and other factors impacting the transactional cash flows and ultimately losses. These factors, which are integral elements of the Company's reserve estimation methodology, are updated on a quarterly basis based on current U.S. RMBS performance data. The Company's net par outstanding as of December 31, 2013 and December 31, 2012 for U.S. RMBS was $13.7 billion and $17.0 billion, respectively, of which $7.7 billion and $9.8 billion, respectively, was rated below investment grade under the Company's rating methodology. For a discussion of the Company's review of its RMBS transactions, see

"Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Consolidated Results of Operations—Losses in the Insured Portfolio."

Risks Related to the Company's Financial Strength and Financial Enhancement Ratings

A downgrade of the financial strength or financial enhancement ratings of any of the Company's insurance and reinsurance subsidiaries would adversely affect its business and prospects and, consequently, its results of operations and financial condition.

The financial strength and financial enhancement ratings assigned by S&P, Moody's and Kroll to the Company's insurance and reinsurance subsidiaries represent the rating agencies' opinions of the insurer's financial strength and ability to meet ongoing obligations to policyholders and cedants in accordance with the terms of the financial guaranties it has issued or the reinsurance agreements it has executed. The ratings also reflect qualitative factors, such as the rating agencies' opinion of an insurer's business strategy and franchise value, the anticipated future demand for its product, the composition of its insured portfolio, and its capital adequacy, profitability and financial flexibility. Issuers, investors, underwriters, credit derivative counterparties, ceding companies and others consider the Company's financial strength or financial enhancement ratings an important factor when deciding whether or not to utilize a financial guaranty or purchase reinsurance from the Company's insurance or reinsurance subsidiaries. A downgrade by a rating agency of the financial strength or financial enhancement ratings of one or more of the Company's subsidiaries could impair the Company's financial condition, results of operation, liquidity, business prospects or other aspects of the Company's business.

The ratings assigned by the rating agencies that publish financial strength or financial enhancement ratings on the Company's insurance subsidiaries are subject to frequent review and may be lowered by a rating agency as a result of a number of factors, including, but not limited to, the rating agency's revised stress loss estimates for the Company's insurance portfolio, adverse developments in the Company's or the subsidiaries' financial conditions or results of operations due to underwriting or investment losses or other factors, changes in the rating agency's outlook for the financial guaranty industry or in the markets in which the Company operates, or a revision in the rating agency's capital model or ratings methodology. Their reviews can occur at any time and without notice to the Company and could result in a decision to downgrade, revise or withdraw the financial strength or financial enhancement ratings of AGL's insurance and reinsurance subsidiaries.

Since 2008, each of S&P and Moody's has reviewed and downgraded the financial strength ratings of AGL's insurance and reinsurance subsidiaries, including AGC, AGM and AG Re. In addition, S&P and Moody's have from time to time changed the ratings outlook for certain of the Company's subsidiaries to "negative" from "stable" or have placed such ratings on watch for possible downgrade. For example, in March 2012, Moody's placed the ratings of AGL and its subsidiaries, including the financial strength ratings of AGL's insurance subsidiaries, on review for possible downgrade. Moody's did not complete its review until January 2013, when Moody's downgraded the financial strength ratings of AGM and AGC from Aa3 to A2 and A3, respectively, and that of AG Re from A1 to Baa1. In February 2014, Moody's affirmed the financial strength ratings and outlooks of AGM and AGC, and affirmed AG Re's financial strength rating but changed AG Re's outlook to negative, citing its vulnerability to adverse developments within its insured portfolio.

The Company believes that S&P and Moody's actions and proposals have reduced the Company's new business opportunities and have also affected the value of the Company's product to issuers and investors. The insurance subsidiaries' financial strength ratings are an important competitive factor in the financial guaranty insurance and reinsurance markets. If the financial strength or financial enhancement ratings of one or more of the Company's insurance subsidiaries were reduced below current levels, the Company expects that would reduce the number of transactions that would benefit from the Company's insurance; consequently, a downgrade could harm the Company's new business production, results of operations and financial condition.

In addition, a downgrade may have a negative impact on the Company in respect of transactions that it has insured or reinsurance that it has assumed. For example, a downgrade of one of the Company's insurance subsidiaries may result in increased claims under financial guaranties such subsidiary has issued. Under variable rate demand obligations insured by AGM, further downgrades past rating levels specified in the transaction documents could result in the municipal obligor paying a higher rate of interest and in such obligations amortizing on a more accelerated basis than expected when the obligations originally were issued; if the municipal obligor is unable to make such interest or principal payments, AGM may receive a claim under its financial guaranty. Under interest rate swaps insured by AGM, further downgrades past specified rating levels could entitle the municipal obligor's swap counterparty to terminate the swap; if the municipal obligor owed a termination payment as a result and were unable to make such payment, AGM may receive a claim if its financial guaranty guaranteed such termination payment. For more information about increased claim payments the Company may potentially make, see Note 7,

Financial Guaranty Insurance Losses, of the Financial Statements and Supplementary Data, Ratings Impact on Financial Guaranty Business. In certain other transactions, beneficiaries of financial guaranties issued by the Company's insurance subsidiaries may have the right to cancel the credit protection offered by the Company, which would result in the loss of future premium earnings and the reversal of any fair value gains recorded by the Company. In addition, a downgrade of AG Re or AGC could result in certain ceding companies recapturing business that they had ceded to these reinsurers. See "The downgrade of the financial strength ratings of AG Re or of AGC gives certain reinsurance counterparties the right to recapture ceded business, which would lead to a reduction in the Company's unearned premium reserve and related earnings on such reserve" below.

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

If AGM's financial strength or financial enhancement ratings were downgraded, AGM-insured GICs issued by the former AGMH subsidiaries that conducted AGMH's Financial Products Business (the "Financial Products Companies") may come due or may come due absent the provision of collateral by the GIC issuers. The Company relies on agreements pursuant to which Dexia has agreed to guarantee or lend certain amounts, or to post liquid collateral, in regards to AGMH's former financial products business. See "Risks Related to the AGMH Acquisition—The Company has exposure to credit and liquidity risks from Dexia."

Furthermore, if the financial strength ratings of AGE or AGUK were downgraded, AGM or AGC may be required to contribute additional capital to their respective subsidiary pursuant to the terms of the support arrangements for such subsidiaries, including those described under "Material Contracts" in the "Regulation—United Kingdom" section of "Item 1. Business."

If AGC's financial strength or financial enhancement ratings were downgraded, the Company could be required to make termination payments or post collateral under certain of its credit derivative contracts, which could impair its liquidity, results of operations and financial condition.

Within the Company’s insured CDS portfolio, the transaction documentation for approximately $1.7 billion in CDS gross par insured as of December 31, 2013 provides that a downgrade of AGC's financial strength rating below BBB- or Baa3 would constitute a termination event that would allow the relevant CDS counterparty to terminate the affected transactions. As of December 31, 2012, such amount was $2.0 billion. If the CDS counterparty elected to terminate the affected transactions, AGC could be required to make a termination payment (or may be entitled to receive a termination payment from the CDS counterparty). The Company does not believe that it can accurately estimate the termination payments AGC could be required to make if, as a result of any such downgrade, a CDS counterparty terminated the affected transactions. These payments could have a material adverse effect on the Company’s liquidity and financial condition.

The transaction documentation for approximately $10.3 billion in CDS gross par insured as of December 31, 2013 requires certain of the Company's insurance subsidiaries to post eligible collateral to secure its obligations to make payments under such contracts. Eligible collateral is generally cash or U.S. government or agency securities; eligible collateral other than cash is valued at a discount to the face amount. For approximately $9.9 billion of such contracts, AGC has negotiated caps such that the posting requirement cannot exceed a certain fixed amount, regardless of the mark-to-market valuation of the exposure or the financial strength ratings of AGC. For such contracts, AGC need not post on a cash basis more than $665 million, although the value of the collateral posted may exceed such fixed amount depending on the advance rate agreed with the counterparty for the particular type of collateral posted. For the remaining approximately $347 million of such contracts, the Company could be required from time to time to post additional collateral without such cap based on movements in the mark-to-market valuation of the underlying exposure. As of December 31, 2013, the Company was posting approximately $677 million to secure obligations under its CDS exposure, of which approximately $62 million related to such $347 million of notional. As of December 31, 2012, the Company was posting approximately $728 million, of which approximately $68 million related to $400 million of notional where AGC or AGRO could be required to post additional collateral based on movements in the mark-to-market valuation of the underlying exposure.

The downgrade of the financial strength ratings of AG Re or of AGC gives certain reinsurance counterparties the right to recapture ceded business, which would lead to a reduction in the Company's unearned premium reserve and related earnings on such reserve.

The downgrade of the financial strength ratings of AG Re or of AGC gives certain reinsurance counterparties the right to recapture ceded business, which would lead to a reduction in the Company's unearned premium reserve and related earnings on such reserve. With respect to a significant portion of the Company's in-force financial guaranty assumed business, based on AG Re's and AGC's current ratings and subject to the terms of each reinsurance agreement, the third party ceding company may have the right to recapture assumed business ceded to AG Re and/or AGC, and in connection therewith, to receive payment from the assuming reinsurer of an amount equal to the reinsurer’s statutory unearned premium (net of ceding commissions) and statutory loss reserves (if any) associated with that business, plus, in certain cases, an additional ceding commission. As of December 31, 2013, if each third party company ceding business to AG Re and/or AGC had a right to recapture such business, and chose to exercise such right, the aggregate amounts that AG Re and AGC could be required to pay to all such companies would be approximately $293 million and $61 million, respectively.

Actions taken by the rating agencies with respect to capital models and rating methodology of the Company's business or changes in capital charges or downgrades of transactions within its insured portfolio may adversely affect its ratings, business prospects, results of operations and financial condition.

The rating agencies from time to time have evaluated the Company's capital adequacy under a variety of scenarios and assumptions. The rating agencies do not always supply clear guidance on their approach to assessing the Company's capital adequacy and the Company may disagree with the rating agencies' approach and assumptions. For example, S&P and Moody's assess each individual credit (including potential new credits) insured by the Company based on a variety of factors, including the nature of the credit, the nature of the support or credit enhancement for the credit, its tenor, and its expected and actual performance. This assessment determines the amount of capital the Company is required to maintain against that credit to maintain its financial strength ratings under the relevant rating agency's capital adequacy model. Factors influencing the rating agencies are beyond management's control and not always known to the Company. In the event of an actual or perceived deterioration in creditworthiness, or a change in a rating agency's capital model or rating methodology, that rating agency may require the Company to increase the amount of capital allocated to support the affected credits, regardless of whether losses actually occur, or against potential new business. Significant reductions in the rating agencies' assessments of credits in the Company's insured portfolio can produce significant increases in the amount of capital required for the Company to maintain its financial strength ratings under the rating agencies' capital adequacy models, which may require the Company to seek additional capital. The amount of such capital required may be substantial, and may not be available to the Company on favorable terms and conditions or at all. Accordingly, the Company cannot ensure that it will seek to, or be able to, raise additional capital. The failure to raise additional required capital could result in a downgrade of the Company's ratings and thus have an adverse impact on its business, results of operations and financial condition. See "Risks Related to the Company's Capital and Liquidity Requirements—The Company may require additional capital from time to time, including from soft capital and liquidity credit facilities, which may not be available or may be available only on unfavorable terms."

Since 2009, Moody's and S&P have downgraded a number of structured finance securities and public finance bonds, including obligations that the Company insures. Additional obligations in the Company's insured portfolio may be reviewed and downgraded in the future. Downgrades of the Company's insured credits will result in higher capital requirements for the Company under the relevant rating agency capital adequacy model. If the additional amount of capital required to support such exposures is significant, the Company may need to undertake certain actions in order to maintain its ratings, including, but not limited to, raising additional capital (which, if available, may not be available on terms and conditions that are favorable to the Company); curtailing new business; or paying to transfer a portion of its in-force business to generate rating agency capital. If the Company is unable to complete any of these capital initiatives, it could suffer ratings downgrades. These capital actions or ratings downgrades could adversely affect the Company's results of operations, financial condition, ability to write new business or competitive positioning.

Risks Related to the Financial, Credit and Financial Guaranty Markets

Improvement in the recent difficult conditions in the U.S. and world-wide financial markets has been gradual, and the Company's business, liquidity, financial condition and stock price may continue to be adversely affected.

The Company's loss reserves, profitability, financial position, insured portfolio, investment portfolio, cash flow, statutory capital and stock price could be materially affected by the U.S. and global markets. Upheavals in the financial markets affect economic activity and employment and therefore can affect the Company's business. The global economic outlook remains uncertain, including the overall growth rate of the U.S. economy, the fragile economic recovery in Europe and the impact of the gradual tightening of global monetary conditions on emerging markets. These and other risks could materially and negatively affect the Company’s ability to access the capital markets, the cost of the Company's debt, the demand for its products, the amount of losses incurred on transactions it guarantees, the value of its investment portfolio, its financial ratings and the price of its common shares.

Some of the state and local governments and entities that issue obligations the Company insures are experiencing unprecedented budget deficits and revenue shortfalls that could result in increased credit losses or impairments and capital charges on those obligations.

State and local governments that issue some of the obligations the Company insures have experienced significant budget deficits and revenue collection shortfalls that required them to significantly raise taxes and/or cut spending in order to satisfy their obligations. While the U.S. government has provided some financial support and although overall state revenues have increased in recent years, significant budgetary pressures remain, especially at the local government level. Certain local governments, including ones that have issued obligations insured by the Company, have sought protection from creditors under Chapter 9 of the U.S. Bankruptcy Code as a means of restructuring their outstanding debt. If the issuers of the obligations in the Company's public finance portfolio do not have sufficient funds to cover their expenses and are unable or unwilling to raise taxes, decrease spending or receive federal assistance, the Company may experience increased levels of losses or impairments on its public finance obligations, which could materially and adversely affect its business, financial condition and results of operations.

The Company's risk of loss on and capital charges for municipal credits could also be exacerbated by rating agency downgrades of municipal credit ratings. A downgraded municipal issuer may be unable to refinance maturing obligations or issue new debt, which could reduce the municipality's ability to service its debt. Downgrades could also affect the interest rate that the municipality must pay on its variable rate debt or for new debt issuance. Municipal credit downgrades, as with other downgrades, result in an increase in the capital charges the rating agencies assess when evaluating the Company's capital adequacy in their rating models. Significant municipal downgrades could result in higher capital requirements for the Company in order to maintain its financial strength ratings.

One governmental entity with significant economic challenges that the Company is closely following is the Commonwealth of Puerto Rico. Although recent announcements and actions by the current Governor and his administration indicate officials of the Commonwealth are focused on measures that are intended to help Puerto Rico operate within its financial resources and maintain its access to the capital markets, Puerto Rico faces high debt levels, a declining population and an economy that has been in recession since 2006. Puerto Rico has been operating with a structural budget deficit in recent years, and its two largest pension funds are significantly underfunded. In February 2014, S&P, Moody's and Fitch Ratings downgraded much of the debt of Puerto Rico and its related authorities and public corporations to below investment grade, citing various factors including limited liquidity and market access risk. Although Puerto Rico has not defaulted on any of its debt payments and is presently current on debt service payments for the $5.4 billion net par insured by the Company, if the Company were required to make claim payments on such insured exposure, such payments could have a negative effect on the Company's liquidity and results of operations. Neither Puerto Rico nor its related authorities and public corporations are eligible debtors under Chapter 9 of the U.S. Bankruptcy Code.

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

Demand for financial guaranty insurance generally fluctuates with changes in market credit spreads. Credit spreads, which are based on the difference between interest rates on high-quality or "risk free" securities versus those on lower-rated or uninsured securities, fluctuate due to a number of factors and are sensitive to the absolute level of interest rates, current credit experience and investors' risk appetite. Within the last five years, interest rates in the U.S. had been at historically low levels. Although interest rates did rise somewhat in 2013, they are expected to remain low for the near future. When interest rates are low, or when the market is relatively less risk averse, the credit spread between high-quality or insured obligations versus lower- rated or uninsured obligations typically narrows. As a result, financial guaranty insurance typically provides lower interest cost savings to issuers than it would during periods of relatively wider credit spreads. When issuers are less likely to use financial guaranties on their new issues when credit spreads are narrow, this results in decreased demand or premiums obtainable for financial guaranty insurance, and a resulting reduction in the Company's results of operations.

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

The Company's reporting currency is the U.S. dollar. The principal functional currencies of AGL's insurance and reinsurance subsidiaries include the U.S. dollar and U.K. sterling. Exchange rate fluctuations relative to the functional currencies may materially impact the Company's financial position, results of operations and cash flows. The Company's non-U.S. subsidiaries maintain both assets and liabilities in currencies different than their functional currency, which exposes the Company to changes in currency exchange rates. In addition, locally-required capital levels are invested in local currencies in order to satisfy regulatory requirements and to support local insurance operations regardless of currency fluctuations.

The principal currencies creating foreign exchange risk are the British pound sterling and the European Union euro. The Company cannot accurately predict the nature or extent of future exchange rate variability between these currencies or relative to the U.S. dollar. Foreign exchange rates are sensitive to factors beyond the Company's control. The Company does not engage in active management, or hedging, of its foreign exchange rate risk. Therefore, fluctuation in exchange rates between these currencies and the U.S. dollar could adversely impact the Company's financial position, results of operations and cash flows.

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

The Company's operating results are affected, in part, by the performance of its investment portfolio which consists primarily of fixed-income securities and short-term investments. As of December 31, 2013, the fixed-maturity securities and short-term investments had a fair value of approximately $10.6 billion. Credit losses and changes in interest rates could have an adverse effect on its shareholders' equity and net income. Credit losses result in realized losses on the Company's investment portfolio, which reduce net income and shareholders' equity. Changes in interest rates can affect both shareholders' equity and investment income. For example, if interest rates decline, funds reinvested will earn less than expected, reducing the Company's future investment income compared to the amount it would earn if interest rates had not declined. However, the value of the Company's fixed-rate investments would generally increase if interest rates decreased, resulting in an unrealized gain on investments included in shareholders' equity. Conversely, if interest rates increase, the value of the investment portfolio will be reduced, resulting in unrealized losses that the Company is required to include in shareholders' equity as a change in accumulated other comprehensive income. Accordingly, interest rate increases could reduce the Company's shareholders' equity.

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

The Company's capital requirements depend on many factors, primarily related to its in-force book of business and rating agency capital requirements. The Company needs liquid assets to make claim payments on its insured portfolio and to write new business. For example, as discussed in the Risk Factor captioned "Estimates of expected losses are subject to uncertainties and may not be adequate to cover potential paid claims" under Risks Related to the Company's Expected Losses, the Company has substantial exposure to infrastructure transactions with refinancing risk as to which the Company may need to make large claim payments that it did not anticipate paying when the policies were issued. Failure to raise additional capital as needed may result in the Company being unable to write new business and may result in the ratings of the Company and its subsidiaries being downgraded by one or more ratings agency. The Company's access to external sources of financing, as well as the cost of such financing, is dependent on various factors, including the market supply of such financing, the Company's long-term debt ratings and insurance financial strength ratings and the perceptions of its financial strength and the financial strength of its insurance subsidiaries. The Company's debt ratings are in turn influenced by numerous factors, such as financial leverage, balance sheet strength, capital structure and earnings trends. If the Company's need for capital arises because of significant losses, the occurrence of these losses may make it more difficult for the Company to raise the necessary capital.

Future capital raises for equity or equity-linked securities could also result in dilution to the Company's shareholders. In addition, some securities that the Company could issue, such as preferred stock or securities issued by the Company's operating subsidiaries, may have rights, preferences and privileges that are senior to those of its common shares.

Financial guaranty insurers and reinsurers typically rely on providers of lines of credit, credit swap facilities and similar capital support mechanisms (often referred to as "soft capital") to supplement their existing capital base, or "hard capital." The ratings of soft capital providers directly affect the level of capital credit which the rating agencies give the Company when evaluating its financial strength. The Company currently maintains soft capital facilities with providers having ratings adequate to provide the Company's desired capital credit. For example, effective January 1, 2014, AGC, AGM and MAC entered into a $450 million aggregate excess of loss reinsurance facility that covers certain U.S. public finance credits insured or reinsured by those companies. However, no assurance can be given that the Company will be able to renew any existing soft capital facilities or that one or more of the rating agencies will not downgrade or withdraw the applicable ratings of such providers in the future. In addition, the Company may not be able to replace a downgraded soft capital provider with an acceptable replacement provider for a variety of reasons, including if an acceptable replacement provider is willing to provide the Company with soft capital commitments or if any adequately-rated institutions are actively providing soft capital facilities. Furthermore, the rating agencies may in the future change their methodology and no longer give credit for soft capital, which may necessitate the Company having to raise additional capital in order to maintain its ratings.

An increase in the Company's subsidiaries' leverage ratio may prevent them from writing new insurance.

Insurance regulatory authorities impose capital requirements on the Company's insurance subsidiaries. These capital requirements, which include leverage ratios and surplus requirements, may limit the amount of insurance that the Company's subsidiaries may write. The Company's insurance subsidiaries have several alternatives available to control their leverage ratios, including obtaining capital contributions from the Company, purchasing reinsurance or entering into other loss mitigation agreements, or reducing the amount of new business written. However, a material reduction in the statutory capital and surplus of a subsidiary, whether resulting from underwriting or investment losses, a change in regulatory capital requirements or otherwise, or a disproportionate increase in the amount of risk in force, could increase a subsidiary's leverage ratio. This in turn could require that subsidiary to obtain reinsurance for existing business (which may not be available, or may be available on terms that the Company considers unfavorable), or add to its capital base to maintain its financial strength ratings. Failure to maintain regulatory capital levels could limit that subsidiary's ability to write new business.

The Company's holding companies' ability to meet its obligations may be constrained.

Each of AGL, AGUS and AGMH is a holding company and, as such, has no direct operations of its own. None of the holding companies expects to have any significant operations or assets other than its ownership of the shares of its subsidiaries.

The insurance company subsidiaries’ ability to pay dividends and make other payments depends, among other things, upon their financial condition, results of operations, cash requirements, and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their states of domicile. Restrictions applicable to AGC and AGM, and to AG Re and AGRO, are described under the "Regulation—United States—State Dividend Limitations" and "Regulation—Bermuda—Restrictions on Dividends and Distributions" sections of “Item 1. Business.” Such dividends and permitted payments are expected to be the primary source of funds for the holding companies to meet ongoing cash requirements, including operating expenses, any future debt service payments and other expenses, and to pay dividends to their respective shareholders. Accordingly, if the insurance subsidiaries cannot pay sufficient dividends or make other permitted payments at the times or in the amounts that are required, that would have an adverse effect on the ability of AGL, AGUS and AGMH to satisfy their ongoing cash requirements and on their ability to pay dividends to shareholders.

If AGL does not pay dividends, the only return on an investment in AGL's shares, if at all, would come from any appreciation in the price of the common shares. Previously, dividends paid to AGL from a U.S. subsidiary would have been subject to a 30% withholding tax. After AGL became tax resident in the United Kingdom, as described under “Tax Matters” in “Item 1. Business,” it became subject to the tax rules applicable to companies resident in the U.K., including the benefits afforded by the U.K.’s tax treaties. The income tax treaty between the U.K. and the U.S. reduces or eliminates the U.S. withholding tax on certain U.S. sourced investment income (to 5% or 0%), including dividends from U.S. subsidiaries to U.K. resident persons entitled to the benefits of the treaty.

If AGRO were to pay dividends to its U.S. holding company parent and that U.S. holding company were to pay dividends to its Bermudian parent AG Re, such dividends would be subject to U.S. withholding tax at a rate of 30%.

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

AGL anticipates that its liquidity needs will be met by the ability of its operating subsidiaries to pay dividends or to make other payments; external financings; investment income from its invested assets; and current cash and short-term investments. The Company expects that its subsidiaries' need for liquidity will be met by the operating cash flows of such subsidiaries; external financings; investment income from their invested assets; and proceeds derived from the sale of its investment portfolio, a significant portion of which is in the form of cash or short-term investments. All of these sources of liquidity are subject to market, regulatory or other factors that may impact the Company's liquidity position at any time. As discussed above, AGL's insurance subsidiaries are subject to regulatory and rating agency restrictions limiting their ability to declare and to pay dividends and make other payments to AGL. As further noted above, external financing may or may not be available to AGL or its subsidiaries in the future on satisfactory terms.

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

Risks Related to the AGMH Acquisition

The Company has exposure to credit and liquidity risks from Dexia.

Dexia and the Company have entered into a number of agreements intended to protect the Company from having to pay claims on AGMH's former Financial Products Business, which the Company did not acquire. Dexia has agreed to guarantee certain amounts, lend certain amounts or post liquid collateral for or in respect of AGMH's former Financial Products Business. Dexia SA and Dexia Crédit Local S.A. ("DCL"), jointly and severally, have also agreed to indemnify the Company for losses associated with AGMH's former Financial Products Business, including the ongoing Department of Justice investigations of such business. Furthermore, DCL, acting through its New York Branch, is providing a liquidity facility in order to make loans to AGM to finance the payment of claims under certain financial guaranty insurance policies issued by AGM or its affiliate that relate to the equity portion of leveraged lease transactions insured by AGM. The equity portion of the leveraged lease transactions is part of AGMH's financial guaranty business, which the Company did acquire. However, in connection with the AGMH Acquisition, DCL agreed to provide AGM with a liquidity facility so that AGM could fund its payment of claims made under financial guaranty policies issued in respect of this portion of the business, because the amount of such claims could be large and are generally payable within a short time after AGM receives them. On February 7, 2014, AGM reduced the size of the liquidity facility by $460 million to approximately $500 million, after taking into account its experience with its exposure to leveraged lease transactions to date. For a description of the agreements entered into with Dexia and a further discussion of the risks that these agreements are intended to protect against, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Arrangements with respect to AGMH's former Financial Products Business."

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

As noted under "Item 3. Legal Proceedings—Proceedings Related to AGMH's Former Financial Products Business," in November 2006, AGMH received a subpoena from the Antitrust Division of the Department of Justice issued in connection with an ongoing criminal investigation of bid rigging of awards of municipal GICs and other municipal derivatives. Although the subpoena relates to AGMH's former Financial Products Business, which the Company did not acquire, it was issued to AGMH, which the Company did acquire. Furthermore, while Dexia SA and DCL, jointly and severally, have agreed to indemnify the Company against liability arising out of these proceedings, such indemnification might not be sufficient to fully hold the Company harmless against any injunctive relief or civil or criminal sanction that is imposed against AGMH or its subsidiaries.

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

In addition, because the Company insures or reinsures municipal bonds, it can have significant exposures to single municipal risks (i.e, the Commonwealth of Puerto Rico). While the Company's risk of a complete loss, where it would have to pay the entire principal amount of an issue of bonds and interest thereon with no recovery, is generally lower than for corporate credits as most municipal bonds are backed by tax or other revenues, there can be no assurance that a single default by a municipality would not have a material adverse effect on its results of operations or financial condition.

The Company's ultimate exposure to a single name may exceed its underwriting guidelines, and an event with respect to a single name may cause a significant loss. The Company seeks to reduce this risk by managing exposure to large single risks, as well as concentrations of correlated risks, through tracking its aggregate exposure to single names in its various lines of business, establishing underwriting criteria to manage risk aggregations. It has also in the past obtained third party reinsurance for such exposure. The Company may insure and has insured individual public finance and asset-backed risks well in excess of $1 billion. Should the Company's risk assessments prove inaccurate and should the applicable limits prove inadequate, the Company could be exposed to larger than anticipated losses, and could be required by the rating agencies to hold additional capital against insured exposures whether or not downgraded by the rating agencies.

The Company is exposed to correlation risk across the various assets the Company insures. During periods of strong macroeconomic performance, stress in an individual transaction generally occurs in a single asset class or for idiosyncratic reasons. During a broad economic downturn, a wider range of the Company's insured portfolio could be exposed to stress at the same time. This stress may manifest itself in ratings downgrades, which may require more capital, or in actual losses. In addition, while the Company has experienced catastrophic events in the past without material loss, unexpected catastrophic events may have a material adverse effect upon the Company's insured portfolio and/or its investment portfolios.

Some of the Company's direct financial guaranty products may be riskier than traditional financial guaranty insurance.

As of December 31, 2013 and 2012, 13% and 15%, respectively, of the Company's financial guaranty direct exposures were executed as credit derivatives. Traditional financial guaranty insurance provides an unconditional and irrevocable guaranty that protects the holder of a municipal finance or structured finance obligation against non-payment of principal and interest, while credit derivatives provide protection from the occurrence of specified credit events, including non-payment of principal and interest. In general, the Company structures credit derivative transactions such that circumstances giving rise to its obligation to make payments are similar to that for financial guaranty policies and generally occur when issuers fail to make payments on the underlying reference obligations. The tenor of credit derivatives exposures, like exposure under financial guaranty insurance policies, is also generally for as long as the reference obligation remains outstanding.

Nonetheless, credit derivative transactions are governed by International Swaps and Derivatives Association, Inc. ("ISDA") documentation and operate differently from financial guaranty insurance policies. For example, the Company's control rights with respect to a reference obligation under a credit derivative may be more limited than when it issues a financial guaranty insurance policy on a direct primary basis. In addition, a credit derivative may be terminated for a breach of the ISDA documentation or other specific events, unlike financial guaranty insurance policies. In some of the Company's credit derivative transactions with one counterparty, one such specified event is the failure of AGC to maintain specified financial strength ratings. If the counterparty were to terminate the credit derivative transactions, the Company could be required to make a termination payment as determined under the ISDA documentation. In addition, under a limited number of credit derivative contracts, the Company may be required to post eligible securities as collateral, generally cash or U.S. government or agency securities, under specified circumstances. The need to post collateral under many of these transactions is subject to caps that the Company has negotiated with its counterparties, but there are some transactions as to which the Company could be required to post collateral without such a cap based on movements in the mark-to-market valuation of the underlying exposure in excess of contractual thresholds. See "Risks Related to the Company's Financial Strength and Financial Enhancement Ratings—If AGC's financial strength or financial enhancement ratings were downgraded, the Company could be required to make termination payments or post collateral under certain of its credit derivative contracts, which could impair its liquidity, results of operations and financial condition."

Further downgrades of one or more of the Company's reinsurers could reduce the Company's capital adequacy and return on equity. The impairment of other financial institutions also could adversely affect the Company.

At December 31, 2013, the Company had ceded approximately 6% of its principal amount of insurance outstanding to third party reinsurers. In evaluating the credits insured by the Company, securities rating agencies allow capital charge "credit" for reinsurance based on the reinsurers' ratings. In recent years, a number of the Company's reinsurers were downgraded by one or more rating agencies, resulting in decreases in the credit allowed for reinsurance and in the financial benefits of using reinsurance under existing rating agency capital adequacy models. Many of the Company's reinsurers have already been downgraded to single-A or below by one or more rating agencies. The Company could be required to raise additional capital to replace the lost reinsurance credit in order to satisfy rating agency and regulatory capital adequacy and single risk requirements. The rating agencies' reduction in credit for reinsurance could also ultimately reduce the Company's return on equity to the extent that ceding commissions paid to the Company by the reinsurers were not adequately increased to compensate for the effect of any additional capital required. In addition, downgraded reinsurers may default on amounts due to the Company and such reinsurer obligations may not be adequately collateralized, resulting in additional losses to the Company and a reduction in its shareholders' equity and net income.

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

Risks Related to GAAP and Applicable Law

Changes in the fair value of the Company's insured credit derivatives portfolio may subject net income to volatility.

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

If a credit derivative is held to maturity and no credit loss is incurred, any unrealized gains or losses previously reported would be offset as the transactions reach maturity. Due to the complexity of fair value accounting and the application of GAAP requirements, future amendments or interpretations of relevant accounting standards may cause the Company to modify its accounting methodology in a manner which may have an adverse impact on its financial results.

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

In particular, regulations under the Dodd-Frank Act impose requirements on activities that AGL's subsidiaries may engage in that involve “swaps,” as defined under that Act. Although final product rules published by the CFTC and SEC in August 2012 established an insurance safe-harbor that provides that AGM’s and AGC's financial guaranty insurance policies are not generally deemed swaps under the Dodd-Frank Act and are therefore not subject to regulation under the Act as swaps, regulations under the Act could require certain of AGL's subsidiaries to register with the CFTC or the SEC as a “major swap participant” (“MSP”) or “major security-based swap participant” (“MSBSP”), respectively, as a result of either the legacy financial guaranty insurance policies and derivatives portfolios or new activities. MSPs or MSBSPs would need to satisfy the regulatory capital requirements of the applicable agency and would be subject to additional compliance requirements. The Company has analyzed the exposures created by its legacy financial guaranty insurance policies and derivatives portfolio and determined its subsidiaries do not need to register as an MSP with the CFTC at this time, based on the historical sizes of those exposures. However, in the event such swap exposure exceeds the triggers, then one or more of AGL's subsidiaries may be required to register as an MSP with the CFTC. The SEC has not adopted final rules for MSBSP registration yet, but when such rules are issued, one or more of AGL's subsidiaries may be required to register as an MSBSP with the SEC. In addition, certain of AGL's subsidiaries may need to post margin with respect to either future or legacy derivative transactions when rules relating to margin take effect. While the CFTC and SEC have indicated that they do not intend to require margin for legacy derivative transactions, when the CFTC and SEC adopt margin requirements, it is possible the CFTC and SEC will take the position that amendments to existing swaps will cause the amended swaps to be treated as new swaps for purposes of these margin rules and certain other new regulatory requirements. Such an expansion of the margin and other regulatory requirements to amendments of existing swaps may impede the Company's ability to amend insured derivative transactions in connection with loss mitigation efforts or municipal refunding transactions. The magnitude of capital and/or margin requirements could be substantial and, as discussed in “Risks Related to the Company's Capital and Liquidity Requirements —The Company may require additional capital from time to time, including from soft capital and liquidity credit facilities, which may not be available or may be available only on unfavorable terms,” there can be no assurance that the Company will be able to obtain, or obtain on favorable terms, such additional capital as may be required by the Dodd-Frank Act.
Furthermore, pursuant to the Dodd-Frank Act, the FSOC has been charged with identifying certain non-bank financial companies to be subject to supervision by the Board of Governors of the Federal Reserve System. In a parallel international process, the IAIS, which has been identifying GSIIs, published a proposed assessment methodology that deemed financial guaranty insurance to be an activity that poses increased systemic risk relative to more traditional insurance activities. The Company does not at this time expect to be designated as a SIFI by the FSOC or a GSII by the IAIS, but the Company's status could change pursuant to new criteria from the FSOC or the IAIS.

In addition, a Federal Insurance Office (“FIO”) has been established to develop federal policy relating to insurance matters. The FIO is conducting a study for submission to the U.S. Congress on how to modernize and improve insurance regulation in the U.S.  Moreover, various federal regulatory agencies have proposed and adopted additional regulations in furtherance of the Dodd-Frank Act provisions. To the extent these or other requirements ultimately apply to the Company, they could require the Company to change how it conducts and manages its business, including subjecting it to higher capital requirements, and could adversely affect it.

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

In addition, the decline in the financial strength of many financial guaranty insurers has caused government officials to examine the suitability of some of the complex securities guaranteed by financial guaranty insurers. For example, the New York Department of Financial Services ("NY DFS") had announced that it would develop new rules and regulations for the financial guaranty industry. On September 22, 2008, the NY DFS issued Circular Letter No. 19 (2008) (the “Circular Letter”), which established best practices guidelines for financial guaranty insurers effective January 1, 2009. Although the Company is not aware of any current efforts by the NY DFS to propose legislation to formalize these guidelines, any such legislation may limit the amount of new structured finance business that AGC may write.

Furthermore, if the Company fails to comply with applicable insurance laws and regulations it could be exposed to fines, the loss of insurance licenses, limitations on the right to originate new business and restrictions on its ability to pay dividends, all of which could have an adverse impact on its business results and prospects. If an insurance company’s surplus declines below minimum required levels, the insurance regulator could impose additional restrictions on the insurer or initiate insolvency proceedings. AGC and AGM may increase surplus by various means, including obtaining capital contributions from the Company, purchasing reinsurance or entering into other loss mitigation arrangements, reducing the amount of new business written or obtaining regulatory approval to release contingency reserves. From time to time, AGM and AGC have obtained approval from their regulators to release contingency reserves based on losses and, in the case of AGM, also based on the expiration of its insured exposure.

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

AGL's ability to pay dividends may be constrained by certain insurance regulatory requirements and restrictions.

AGL is subject to Bermuda regulatory requirements that affect its ability to pay dividends on common shares and to make other payments. Under the Bermuda Companies Act 1981, as amended, AGL may declare or pay a dividend only if it has reasonable grounds for believing that it is, and after the payment would be, able to pay its liabilities as they become due, and if the realizable value of its assets would not be less than its liabilities. While AGL currently intends to pay dividends on its common shares, investors who require dividend income should carefully consider these risks before investing in AGL. In addition, if, pursuant to the insurance laws and related regulations of Bermuda, Maryland and New York, AGL's insurance subsidiaries cannot pay sufficient dividends to AGL at the times or in the amounts that it requires, it would have an adverse effect on AGL's ability to pay dividends to shareholders. See "Risks Related to the Company's Capital and Liquidity Requirements—The ability of AGL and its subsidiaries to meet their liquidity needs may be limited."

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

AGL, AG Re and AGRO may become subject to taxes in Bermuda after March 2035, which may have a material adverse effect on the Company's results of operations and on an investment in the Company.

The Bermuda Minister of Finance, under Bermuda's Exempted Undertakings Tax Protection Act 1966, as amended, has given AGL, AG Re and AGRO an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then subject to certain limitations the imposition of any such tax will not be applicable to AGL, AG Re or AGRO, or any of AGL's or its subsidiaries' operations, shares, debentures or other obligations until March 31, 2035. Given the limited duration of the Minister of Finance's assurance, the Company cannot be certain that it will not be subject to Bermuda tax after March 31, 2035.

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
AGL is not incorporated in the U.K. and, accordingly, can only be resident in the U.K. for U.K. tax purposes if it is “centrally managed and controlled” in the U.K. Central management and control constitutes the highest level of control of a company’s affairs. AGL believes that it will be entitled to take advantage of the benefits of income tax treaties to which the U.K. is a party on the basis that it is has established central management and control in the U.K. AGL has obtained confirmation that there is a low risk of challenge to its residency status from HMRC under the facts as they stand today. The board of directors intends to manage the affairs of AGL in such a way as to maintain its status as a company that is tax-resident in the U.K. for U.K. tax purposes and to qualify for the benefits of income tax treaties to which the U.K. is a party. However, the concept of central management and control is a case-law concept that is not comprehensively defined in U.K. statute. In addition, it is a question of fact. Moreover, tax treaties may be revised in a way that causes AGL to fail to qualify for benefits thereunder. Accordingly, a change in relevant U.K. tax law or in tax treaties to which the U.K. is a party, or in AGL’s central management and control as a factual matter, or other events, could adversely affect the ability of Assured Guaranty to manage its capital in the efficient manner that it contemplated in establishing U.K. tax residence.

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
The financial results of our operations may be affected by measures taken in response to the OECD BEPS project.
On July 19, 2013, the Organisation for Economic Co-operation and Development published its Action Plan on Base Erosion and Profit Shifting (the “BEPS Action Plan”), in an attempt to coordinate multilateral action on international tax rules. The recommended actions include an examination of the definition of a “permanent establishment” and the rules for attributing profit to a permanent establishment. Other recommended actions relate to the goal of ensuring that transfer pricing outcomes are in line with value creation, noting that the current rules may facilitate the transfer of risks or capital away from countries where the economic activity takes place. Any changes in U.S. or U.K. tax law in response to the BEPS Action Plan could adversely affect Assured Guaranty’s liability to tax.
An adverse adjustment under U.K. legislation governing the taxation of U.K. tax resident holding companies on the profits of their foreign subsidiaries could adversely impact Assured Guaranty’s tax liability.
Under the U.K. “controlled foreign company” regime, the income profits of non-U.K. resident companies may, in certain circumstances, be attributed to controlling U.K. resident shareholders for U.K. corporation tax purposes. A new CFC regime was introduced with effect for CFC accounting periods beginning on or after January 1, 2013. The non-U.K. resident members of the Assured Guaranty group intend to operate and manage their levels of capital in such a manner that their profits would not be taxed on AGL under the U.K. CFC regime. Assured Guaranty has obtained clearance from HMRC that none of the profits of the non-U.K. resident members of the Assured Guaranty group should be subject to U.K. tax as a result of attribution under the CFC regime on the facts as they currently stand. However, a change in the way in which Assured Guaranty operates or any further change in the CFC regime, resulting in an attribution to AGL of any of the income profits of any of AGL’s non-U.K. resident subsidiaries for U.K. corporation tax purposes, could adversely affect Assured Guaranty’s financial results of operations.
Becoming resident in the U.K. for tax purposes may subject Assured Guaranty to additional regulatory requirements with which it may have difficulty complying or which may constrain or limit its ability to take certain actions.
In connection with AGL’s establishment of tax residence in the U.K., AGL has been discussing the regulation of AGL and its subsidiaries as a group with the Prudential Regulation Authority in the U.K. and with the NY DFS. The NY DFS has indicated that it will assume responsibility for regulation of the Assured Guaranty group. Group supervision by the NY DFS would result in additional regulatory oversight over Assured Guaranty, and may subject Assured Guaranty to new regulatory requirements and constraints. If the PRA determines that, notwithstanding the NY DFS becoming Assured Guaranty’s group regulator, AGL’s head office is in the U.K. based upon it having a tax residence there, then AGL may be subject to additional capital and compliance requirements that it must satisfy. If Assured Guaranty is unable to satisfy these additional regulatory requirements, it may not be able to effectuate the efficient management of capital that it contemplated in establishing U.K. tax residence.

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

Future sales or other issuances of AGL's equity may adversely affect the market price of its common shares. In addition, based on a Schedule 13D/A filed by WL Ross Group, L.P. on June 4, 2013 reporting the amount of securities beneficially owned as of May 31, 2013, the Company calculates that WL Ross Group, L.P. and its affiliates owned 8.2% of AGL's common shares as of February 21, 2014. WL Ross Group, L.P. and its affiliates have registration rights with respect to AGL common shares. A sale of a significant portion of such holdings could adversely affect the market price of AGL's common shares.

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

The principal executive offices of AGL and AG Re consist of approximately 8,250 square feet of office space located in Hamilton, Bermuda; the lease for this space expires in April 2015 and is renewable at the option of the Company. In addition, the Company occupies approximately 110,000 square feet of office space in New York City; the lease for this office space expires in April 2026. The Company also occupies another approximately 21,000 square feet of office space in London and Sydney, and two offices in San Francisco and Irvine, California. Management believes that the office space is adequate for its current and anticipated needs.

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
In addition, in the ordinary course of their respective businesses, certain of the Company's subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods. For example, as described in the "Recovery Litigation," section of Note 6, Expected Loss to be Paid, of the Financial Statements and Supplementary Data, as of the date of this filing, AGC and AGM have filed complaints against certain sponsors and underwriters of RMBS securities that AGC or AGM had insured, alleging, among other claims, that such persons had breached representations and warranties ("R&W") in the transaction documents, failed to cure or repurchase defective loans and/or violated state securities laws. The amounts, if any, the Company will recover in proceedings to recover losses are uncertain, and recoveries, or failure to obtain recoveries, in any one or more of these proceedings during any quarter or year could be material to the Company's results of operations in that particular quarter or year.

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

On September 25, 2013, Wells Fargo Bank, N.A., as trust administrator, filed an interpleader complaint in the U.S. District Court for the Southern District of New York against AGM, among others, relating to the right of AGM to be reimbursed from certain cashflows for principal claims paid on insured certificates issued in the MASTR Adjustable Rate Mortgages Trust 2007-3 securitization. The Company estimates that an adverse outcome to the interpleader proceeding could increase losses on the transaction by approximately $10 - $20 million, net of expected settlement payments and reinsurance in force.

Previously, AGM, together with other financial institutions and other parties, including bond insurers, had been named as defendants in a civil action brought in the circuit court of Jefferson County, Alabama relating to the County's problems meeting its sewer debt obligations: Charles E. Wilson vs. JPMorgan Chase & Co et al (filed in the Circuit Court of Jefferson County, Alabama), Case No. 01-CV-2008-901907.00. The action was brought in August 2008 on behalf of rate payers, tax payers and citizens residing in Jefferson County, and alleged conspiracy and fraud in connection with the issuance of the County's debt. The complaint sought equitable relief, unspecified monetary damages, interest, attorneys' fees and other costs. In January 2011, the circuit court issued an order denying a motion by the bond insurers and other defendants to dismiss the action. The defendants, including the bond insurers, petitioned the Alabama Supreme Court for a writ of mandamus to the circuit court vacating such order and directing the dismissal with prejudice of plaintiffs' claims for lack of standing. While awaiting a ruling from the Alabama Supreme Court, Jefferson County filed for bankruptcy and the Alabama Supreme Court entered a stay pending the resolution of the bankruptcy. In November 2013, the United States Bankruptcy Court approved a bankruptcy plan that included dismissal of the pending claims in state court. On January 13, 2014, the circuit court entered an order dismissing the claims against AGM and the other defendants and on January 17, 2014, the Supreme Court of Alabama entered an order dismissing the petition for writ of mandamus.

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

Governmental Investigations into Former Financial Products Business

AGMH and/or AGM have received subpoenas duces tecum and interrogatories or civil investigative demands from the Attorneys General of the States of Connecticut, Florida, Illinois, Massachusetts, Missouri, New York, Texas and West Virginia relating to their investigations of alleged bid rigging of municipal GICs. AGMH is responding to such requests. AGMH may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries in the future. In addition:

•
AGMH received a subpoena from the Antitrust Division of the Department of Justice in November 2006 issued in connection with an ongoing criminal investigation of bid rigging of awards of municipal GICs and other municipal derivatives; and

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

In addition, AGMH had received a "Wells Notice" from the staff of the Philadelphia Regional Office of the SEC in February 2008 relating to the investigation concerning the bidding of municipal GICs and other municipal derivatives. The Wells Notice indicated that the SEC staff was considering recommending that the SEC authorize the staff to bring a civil injunctive action and/or institute administrative proceedings against AGMH, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and Section 17(a) of the Securities Act. On January 8, 2014, the SEC issued a letter stating that it had concluded the investigation as to AGMH and, based on the information it had as of such date, it did not intend to recommend an enforcement action by the SEC against AGMH.

In July 2010, a former employee of AGM who had been involved in AGMH's former Financial Products Business was indicted along with two other persons with whom he had worked at Financial Guaranty Insurance Company. Such former employee and the other two persons were convicted on fraud conspiracy counts. After appeal, their convictions were reversed by a three-judge panel of the U.S. Court of Appeals for the Second Circuit in November 2013. In January 2014, the Department of Justice petitioned the U.S. Court of Appeals for the Second Circuit for a panel rehearing and a rehearing en banc of the appeal.

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

Five of these cases named both AGMH and AGM: (a) Hinds County, Mississippi v. Wachovia Bank, N.A.; (b) Fairfax County, Virginia v. Wachovia Bank, N.A.; (c) Central Bucks School District, Pennsylvania v. Wachovia Bank, N.A.; (d) Mayor and City Council of Baltimore, Maryland v. Wachovia Bank, N.A.; and (e) Washington County, Tennessee v. Wachovia Bank, N.A. In April 2009, the MDL 1950 court granted the defendants' motion to dismiss on the federal claims, but granted leave for the plaintiffs to file an amended complaint. The Corrected Third Consolidated Amended Class Action Complaint, filed on October 9, 2013, lists neither AGM nor AGMH as a named defendant or a co-conspirator. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys' fees and other costs. The Company cannot reasonably estimate the possible loss, if any, or range of loss that may arise from these lawsuits.

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

In September 2009, the Attorney General of the State of West Virginia filed a lawsuit (Circuit Ct. Mason County, W. Va.) against Bank of America, N.A. alleging West Virginia state antitrust violations in the municipal derivatives industry, seeking damages and alleging, among other things, a conspiracy to fix the pricing of, and manipulate bids for, municipal derivatives, including GICs. An amended complaint in this action was filed in June 2010, adding a federal antitrust claim and naming AGM (but not AGMH) and AGUS, among other defendants. This case has been removed to federal court as well as transferred to the S.D.N.Y. and consolidated with MDL 1950 for pretrial proceedings. AGM and AGUS answered West Virginia’s Second Amended Complaint on November 11, 2013. The complaint in this lawsuit generally seeks civil penalties, unspecified monetary damages, interest, attorneys' fees, costs and other expenses. The Company cannot reasonably estimate the possible loss, if any, or range of loss that may arise from this lawsuit.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Company

The table below sets forth the names, ages, positions and business experience of the executive officers of Assured Guaranty Ltd.

Name	Age	Position(s)
Dominic J. Frederico	61	President and Chief Executive Officer; Deputy Chairman
James M. Michener	61	General Counsel and Secretary
Robert B. Mills	64	Chief Operating Officer
Russell B. Brewer II	56	Chief Surveillance Officer
Robert A. Bailenson	47	Chief Financial Officer
Bruce E. Stern	59	Executive Officer
Howard W. Albert	54	Chief Risk Officer

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
Common Stock Prices and Dividends

	2013			2012
	Sales Price		Cash	Sales Price		Cash
	High	Low	Dividends	High	Low	Dividends
First Quarter	$21.30	$13.95	$0.10	$19.04	$13.20	$0.09
Second Quarter	24.73	18.92	0.10	16.58	11.17	0.09
Third Quarter	23.64	18.42	0.10	15.83	11.29	0.09
Fourth Quarter	24.81	17.80	0.10	14.80	12.48	0.09
On February 21, 2013, the closing price for AGL's common shares on the NYSE was $23.08, and the approximate number of shareholders of record at the close of business on that date was 111.
AGL is a holding company whose principal source of income is dividends from its operating subsidiaries. The ability of the operating subsidiaries to pay dividends to AGL and AGL's ability to pay dividends to its shareholders are each subject to legal and regulatory restrictions. The declaration and payment of future dividends will be at the discretion of AGL's Board of Directors and will be dependent upon the Company's profits and financial requirements and other factors, including legal restrictions on the payment of dividends and such other factors as the Board of Directors deems relevant. For more information concerning AGL's dividends, please refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Liquidity and Capital Resources" and Note 12, Insurance Company Regulatory Requirements, of the Financial Statements and Supplementary Data.
Recent Purchases
During 2013, under the Company’s prior $315 million share repurchase authorization, the Company had repurchased a total of 12.5 million common shares for approximately $264 million at an average price of $21.12 per share. This included 5.0 million common shares purchased on June 5, 2013 from funds associated with WL Ross & Co. LLC and its affiliates (collectively, the “WLR Funds”) and Wilbur L. Ross, Jr., a director of the Company, for $109.7 million. This share purchase reduced the WLR Funds’ and Mr. Ross’s ownership of AGL's common shares to approximately 14.9 million common shares, or to approximately 8.2% of its total common shares outstanding, from approximately 10.5% of such outstanding common shares.
On November 11, 2013, the Company's prior share repurchase authorization was replaced by a new share repurchase authorization of $400 million. The Company expects the repurchases to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including availability of funds at the holding companies, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. It does not have an expiration date.
During the three months ended December 31, 2013, the Company did not repurchase any shares under its share repurchase program or in connection with the payment of employee withholding taxes due in connection with the vesting of restricted stock awards.
Performance Graph
Set forth below are a line graph and a table comparing the dollar change in the cumulative total shareholder return on AGL's common shares from December 31, 2008 through December 31, 2013 as compared to the cumulative total return of the Standard & Poor's 500 Stock Index and the cumulative total return of the Standard & Poor's 500 Financials Index. The chart and table depict the value on December 31, 2008, December 31, 2009, December 31, 2010, December 31, 2011, December 31, 2012 and December 31, 2013 of a $100 investment made on December 31, 2008, with all dividends reinvested:

	Assured Guaranty	S&P 500 Index	S&P 500 Financial Index
12/31/2008	$100.00	$100.00	$100.00
12/31/2009	193.65	126.45	117.15
12/31/2010	159.12	145.49	131.36
12/31/2011	119.69	148.56	108.95
12/31/2012	133.06	172.32	140.26
12/31/2013	224.66	228.12	190.18
___________________
Source: Bloomberg

ITEM 6.	SELECTED FINANCIAL DATA
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

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(dollars in millions, except per share amounts)
Statement of operations data:
Revenues:
Net earned premiums(1)	$752	$853	$920	$1,187	$930
Net investment income(1)	393	404	396	361	262
Net realized investment gains (losses)(1)	52	1	(18)	(2)	(33)
Realized gains and other settlements on credit derivatives	(42)	(108)	6	153	164
Net unrealized gains (losses) on credit derivatives	107	(477)	554	(155)	(338)
Fair value gains (losses) on committed capital securities	10	(18)	35	9	(123)
Fair value gains (losses) on financial guaranty variable interest entities(1)	346	191	(146)	(274)	(1)
Other income (loss)	(10)	108	58	34	56
Total revenues	1,608	954	1,805	1,313	917
Expenses:
Loss and loss adjustment expenses(1)	154	504	448	412	394
Amortization of deferred acquisition costs(2)	12	14	17	22	44
Assured Guaranty Municipal Holdings Inc. acquisition-related expenses	—	—	—	7	92
Interest expense	82	92	99	100	63
Goodwill and settlement of pre-existing relationship	—	—	—	—	23
Other operating expenses(2)	218	212	212	238	192
Total expenses	466	822	776	779	808
Income (loss) before (benefit) provision for income taxes	1,142	132	1,029	534	109
Provision (benefit) for income taxes	334	22	256	50	29
Net income (loss)	808	110	773	484	80
Less: Noncontrolling interest of variable interest entities	—	—	—	—	(2)
Net income (loss) attributable to Assured Guaranty Ltd.	$808	$110	$773	$484	$82
Earnings (loss) per share:
Basic	$4.32	$0.58	$4.21	$2.63	$0.64
Diluted	$4.30	$0.57	$4.16	$2.56	$0.63
Dividends per share	$0.40	$0.36	$0.18	$0.18	$0.18

	As of December 31,
	2013	2012	2011	2010	2009
	(dollars in millions, except per share amounts)
Balance sheet data (end of period):
Assets:
Investments and cash	$10,969	$11,223	$11,314	$10,849	$11,013
Premiums receivable, net of commissions payable	876	1,005	1,003	1,168	1,418
Ceded unearned premium reserve	452	561	709	822	1,078
Salvage and subrogation recoverable	174	456	368	1,032	395
Credit derivative assets	94	141	153	185	217
Total assets	16,287	17,242	17,709	19,370	16,449
Liabilities and shareholders' equity:
Unearned premium reserve	4,595	5,207	5,963	6,973	8,381
Loss and loss adjustment expense reserve	592	601	679	574	300
Reinsurance balances payable, net	148	219	171	274	212
Long-term debt	816	836	1,038	1,053	1,066
Credit derivative liabilities	1,787	1,934	1,457	2,055	1,759
Total liabilities	11,172	12,248	13,057	15,700	12,995
Accumulated other comprehensive income	160	515	368	112	142
Shareholders' equity attributable to Assured Guaranty Ltd.	5,115	4,994	4,652	3,670	3,455
Shareholders' equity	5,115	4,994	4,652	3,670	3,454
Book value per share	28.07	25.74	25.52	19.97	18.76
Consolidated statutory financial information(3):
Contingency reserve	$2,934	$2,364	$2,571	$2,288	$1,879
Policyholders' surplus	3,202	3,579	3,116	2,627	2,962
Claims paying resources(4)	12,147	12,328	12,839	12,630	13,051
Outstanding Exposure:
Net debt service outstanding	$690,535	$780,356	$844,447	$926,698	$958,037
Net par outstanding	459,107	518,772	556,830	616,686	640,194
___________________

(1)	Accounting guidance for variable interest entities ("VIEs") changed effective January 1, 2010. As a result, amounts are not comparable.

(2)	Accounting guidance restricting the types and amounts of financial guaranty insurance contract acquisition costs that may be deferred was adopted and retrospectively applied effective January 1, 2012.

(3)	Prepared in accordance with accounting practices prescribed or permitted by U.S. insurance regulatory authorities, for all insurance subsidiaries.

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

Introduction

The Company provides credit protection products to the U.S. and international public finance (including infrastructure) and structured finance markets. The Company applies its credit underwriting judgment, risk management skills and capital markets experience to offer financial guaranty insurance that protects holders of debt instruments and other monetary obligations from defaults in scheduled payments. If an obligor defaults on a scheduled payment due on an obligation, including a scheduled principal or interest payment (“Debt Service”), the Company is required under its unconditional and irrevocable financial guaranty to pay the amount of the shortfall to the holder of the obligation. Obligations insured by the Company include bonds issued by U.S. state or municipal governmental authorities; notes issued to finance international infrastructure projects; and asset-backed securities issued by special purpose entities. The Company markets its financial guaranty insurance directly to issuers and underwriters of public finance and structured finance securities as well as to investors in such obligations. The Company guarantees obligations issued principally in the U.S. and the U.K. The Company also guarantees obligations issued in other countries and regions, including Australia and Western Europe.

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

Economic Environment

Business conditions have been difficult for the entire financial guaranty insurance industry since mid-2007, and the industry continues to face challenges in maintaining its market penetration. After a number of years in which Assured Guaranty was essentially the only active financial guarantor, a second monoline guarantor insured a number of small and medium-size issuances in 2013. The Company believes that the presence of a new financial guaranty insurer led to marginally higher overall insurance penetration of the U.S. municipal bond market while also displacing the Company in certain insured transactions.

The overall economic environment in the U.S. has consistently, albeit slowly, recovered over the last few years in a volatile market environment. Indicators such as lower mortgage delinquency rates and increasing housing prices reflected gradual improvement in the housing market. Notably, the stock market rose to record levels during 2013. Still, unemployment rates remained relatively high, leading the Federal Reserve to maintain its program of quantitative easing to keep interest rates low and stimulate economic activity. Although the Federal Reserve began to taper its quantitative easing program in December 2013, management expects the Federal Reserve to do so at a measured pace and to employ conventional methods to maintain a low interest environment until it considers the unemployment problem addressed. A persistently low interest rate environment would continue to present challenges for the financial guaranty industry but could help stabilize municipal issuance volume following a 15% decline in new issuances in 2013.

Although few municipalities have fully rebuilt reserves to pre-recession levels, most have been taking steps to address the ongoing fiscal challenges they have experienced since the global credit crisis of 2008 and the ensuing recession. This includes, in many cases, significant unfunded pension and retiree healthcare liabilities. Revenues at the state level have been rebounding in general, and while the strength of the housing recovery varies from region to region, property tax and other revenues have stabilized for most local governments. Although municipal defaults remain rare, a small number of municipal credits have sought, though not always obtained, bankruptcy protection.

Municipal bankruptcy is an area of law that is relatively undeveloped due to the relatively low frequency of such cases. The Company has been active in efforts to resolve municipal bankruptcy cases involving Jefferson County, Alabama and the cities of Stockton, California, and Detroit, Michigan. It has also been closely monitoring legal proceedings in other municipal bankruptcy cases in various states. In the cases of Jefferson County and Stockton, as well as the receivership of Harrisburg, Pennsylvania, final or preliminary settlements have been reached. The publicity surrounding high-profile defaults and bankruptcy filings, especially those few where bond insurers are paying claims, provides evidence of the value of bond insurance; the Company believes this may stimulate demand for its product, especially at the retail level.

The Company is also closely following developments in the Commonwealth of Puerto Rico, which has significant economic challenges. Although recent announcements and actions by the current Governor and his administration indicate officials of the Commonwealth are focused on measures that are intended to help Puerto Rico operate within its financial resources and maintain its access to capital markets, Puerto Rico faces high debt levels, a declining population and an economy that has been in recession since 2006. For additional information on the Company's exposure to Puerto Rico, please refer to "Insured Portfolio– Exposure to Puerto Rico" below.

Although annual new-money issuance volume in the U.S. public finance market changed little from 2012 to 2013, total new issue volume decreased in 2013 because refunding volume decreased approximately 30%. Additionally, the political appetite for incurring new debt was constrained as municipal budgets are still in a recovery mode from the financial recession. Low interest rates tend to suppress demand for bond insurance as the potential savings for issuers are less compelling and some investors prefer to forgo insurance in favor of greater yield.

In the international arena, troubled Eurozone countries continue to be a source of stress in global equity and debt markets. Following the 2011 restructuring of the sovereign debt of Greece, debt costs in Portugal, Spain and Italy remain elevated, although they have declined substantially since the European Central Bank’s August 2, 2012 announcement that it would undertake outright monetary transactions in support of Eurozone sovereign bonds. Fiscal austerity programs initiated to address the problems in those and other European Union (“EU”) countries have constrained economic growth, although a number of countries are in the process of emerging from recession. The rating agencies have downgraded many European sovereign credits. The Company’s exposure to troubled Eurozone countries is described in “–Results of Operations–Consolidated Results of Operations–Losses in the Insured Portfolio” and “–Insured Portfolio–Selected European Exposures.”

The economic environment since 2008 has had a significant negative impact on the demand by investors for financial guaranty policies, and it is uncertain when or if demand for financial guaranties will return to their pre-economic crisis level. In particular, there was limited new issue activity and also limited demand for financial guaranties in 2013 and 2012 in both the global structured finance and international infrastructure finance markets. In the latter, however, the Company’s three U.K. public-private partnership transactions in the second half of 2013 may signal that demand for capital market infrastructure financings, which have typically required financial guarantees, may be returning. In general, the Company expects that global structured finance and international infrastructure opportunities will increase in the future as the global economy recovers, interest rates rise, more issuers return to the capital markets for financings and institutional investors again utilize financial guaranties.

In 2013 and 2012, the Company continued to be affected by a negative perception of financial guaranty insurers arising from the financial distress suffered by other companies in the industry during the financial crisis. In November 2011, S&P downgraded the financial strength ratings of AGM and AGC to AA- (Stable Outlook) under its revised criteria. In January 2013, after a ten-month review, Moody's assigned the following lower financial strength ratings: A2 (Stable) for AGM, A3 (Stable) for AGC, and Baa1 (Stable) for AG Re. In February 2014, Moody's affirmed the A2 (Stable) for AGM and the A3 (Stable) for AGC, but changed the outlook on the Baa1 for AG Re from stable to negative. The Company believes that Moody’s review for possible downgrade of the financial strength ratings of Assured Guaranty that lasted throughout most of 2012 contributed to a reduction in the demand for the Company's insurance product during that year. In a sign that the impact of the Moody’s downgrade has been limited, AGC's and AGM's credit spreads were narrower at June 30, 2013 than at January 1, 2013 by 49% and 32%, respectively. In the second half of 2013, other market factors affected AGC’s and AGM’s credit spreads, which were 32% and 2% tighter at December 31, 2013 than at January 1, 2013. The higher the Company's credit spread, the lower the perceived benefit of the Company’s guaranty is to certain investors. If investors view the Company as being only marginally less risky, or perhaps even as risky, as the uninsured security, they may require almost as much, or as much, yield on a security insured by the Company as on a comparable security offered without insurance by the same issuer. Accordingly, issuers may be unwilling to pay a premium for the Company to insure their securities if the insurance does not lower the costs of borrowing. Although high compared with their pre-2007 levels, both AGC's and AGM's credit spreads were 9% and 16%, respectively, of their March 2009 peaks as of December 31, 2013.

Financial Performance of Assured Guaranty

Financial Results

	Year Ended December 31,
	2013	2012	Change
	(in millions, except per share amounts)
Selected income statement data
Net earned premiums	$752	$853	$(101)
Net investment income	393	404	(11)
Realized gains (losses) and other settlements on credit derivatives	(42)	(108)	66
Net unrealized gains (losses) on credit derivatives	107	(477)	584
Fair value gains (losses) on financial guaranty variable interest entities	346	191	155
Loss and loss adjustment expenses	(154)	(504)	350
Other operating expenses	(218)	(212)	(6)
Net income (loss)	808	110	698
Diluted earnings per share	$4.30	$0.57	$3.73
Selected non-GAAP measures(1)
Operating income	$609	$535	$74
Operating income per share	$3.25	$2.81	$0.44
Present value of new business production (“PVP”)	$141	$210	$(69)
____________________

(1)
Please refer to “—Non-GAAP Financial Measures" for a definition of the financial measures that were not promulgated in accordance with GAAP and a reconciliation of the non-GAAP financial measure and the most directly comparable GAAP financial measure, if available.

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
Net income for 2013 increased to $808 million from $110 million in 2012 due primarily to unrealized gains on credit derivatives, compared to unrealized losses in 2012, lower loss and loss adjustment expenses and higher FG VIE gains. The unrealized gains on credit derivatives for 2013 were due to the termination of two large policies, the run-off of par outstanding and underlying asset price appreciation, while in 2012, the unrealized losses were due to the decline in the credit spreads on AGC and AGM. In 2013, the FG VIE gains were the result of R&W benefits on several VIE assets as a result of settlements with various counterparties during the year. The decline in loss and loss adjustment expenses is due to lower U.S. RMBS losses and lower non-U.S. public finance losses (2012 included losses on European exposures), partially offset by U.S. public finance losses. Net earned premiums in 2013 declined compared to 2012 due to the scheduled amortization of the insured portfolio.
Operating Income and Adjusted Book Value

In 2013, operating income, a non-GAAP financial measure, was $609 million, compared with $535 million in 2012. The increase in operating income was primarily due to lower loss expense. As of December 31, 2013, adjusted book value and adjusted book value per share, both of which are non-GAAP financial measures, were $9.0 billion and $49.58, respectively, compared to $9.2 billion and $47.17 as of December 31, 2012. Share repurchases in 2013 reduced adjusted book value, but increased adjusted book value per share by $1.84. See Note 19, Shareholders' Equity, of the Financial Statements and

Supplementary Data for additional detail about the common shares that the Company has repurchased in 2013 and see "–Non-GAAP Financial Measures" below for a description of these non-GAAP financial measures.

Key Business Strategies

In 2013, the Company’s key business strategies were comprised of: loss mitigation; new business development; and the development of a strategy to manage capital more efficiently within the Assured Guaranty group.

Loss Mitigation

The Company continued its risk remediation strategies in 2013, which lowered losses and improved its rating agency capital position. The Company believes that it is often in a better position to manage the risks in its insured portfolio and to mitigate losses from troubled credits than a bondholder or security holder would be, due to its knowledge about the terms of the insured transactions, its surveillance and workout resources and, in some instances, the remedies available to it as an insurer.

In an effort to recover losses the Company experienced in its insured U.S. RMBS portfolio, the Company pursues R&W providers by enforcing R&W provisions in contracts, negotiating agreements with R&W providers relating to those provisions and, where appropriate, initiating litigation against R&W providers. See Note 6, Expected Loss to be Paid, of the Financial Statements and Supplementary Data, for a discussion of the R&W settlements the Company has entered into and the litigation proceedings the Company has initiated against R&W providers and other parties. In 2013, the Company entered into several RMBS settlements that contributed $289 million to the R&W development. The Company's loss mitigation efforts in respect of its U.S. RMBS exposure over the past several years have resulted in R&W providers paying or agreeing to pay, pursuant to settlement agreements and/or following favorable court decisions, an aggregate of $3.6 billion (gross of reinsurance) in respect of R&W. The Company believes these results are significant and will enable it to pursue more effectively R&W providers for U.S. RMBS transactions it has insured.
    In addition, the Company has been focused on the quality of servicing of the mortgage loans underlying its insured RMBS transactions. Servicing influences collateral performance and ultimately the amount (if any) of the Company's insured losses. The Company has established a group to mitigate RMBS losses by influencing mortgage servicing, including, if possible, causing the transfer of servicing or establishing special servicing arrangements. “Special servicing” is an industry term referencing more intense servicing applied to delinquent loans aimed at mitigating losses; special servicing arrangements provide incentives to a servicer to achieve better performance on the mortgage loans it services. As of December 31, 2013, the Company's net insured par of the transactions subject to a servicing transfer was $2.3 billion and the net insured par of the transactions subject to a special servicing arrangement was $843 million.

In the public finance and infrastructure finance arena, the Company has been able to negotiate consensual restructurings with various obligors. During 2013, the Company reached agreements with respect to its exposures to Mashantucket Pequot Tribe; Jefferson County, Alabama; Stockton, California and Harrisburg, Pennsylvania. The agreement with respect to Stockton, California is still subject to Bankruptcy Court approval. In connection with the Jefferson County and Harrisburg settlements, the Company insured new revenue bonds for both municipalities, and the premium it was paid was included as part of the 2013 PVP below. See “Selected U.S. Public Finance Transactions” in Note 6, Expected Loss to be Paid, of the Financial Statements and Supplementary Data, for a discussion of the respective arrangements reached.

The Company is also continuing to purchase attractively priced BIG obligations that it has insured. These purchases resulted in a reduction of net expected loss to be paid of $573 million as of December 31, 2013. As of December 31, 2013, the fair value of assets purchased for loss mitigation purposes (excluding the value of the Company's insurance) was $537 million, with a par of $1,652 million (including bonds related to FG VIEs of $98 million in fair value and $695 million in par).

New Business Development

In July 2013, the Company completed a series of transactions that enabled it to begin offering financial guaranty insurance through MAC, an insurer that will only underwrite U.S. public finance risk, focusing on investment grade obligations in select sectors of the municipal market. The Company increased the capitalization of MAC, which it had acquired in May 2012, and ceded to it a portfolio of geographically diversified U.S. public finance exposure from AGM and AGC. The Company believes MAC enhances its overall competitive position because it was able to begin operations with capital consisting of $400 million in surplus, $300 million in surplus notes issued to its parent Municipal Assurance Holdings Inc. ("MAC Holdings") and $100 million in surplus notes issued to AGM, and with a seasoned book of U.S. public finance business totaling $111 billion in assumed par; it has a future stream of investment income and premiums earnings; and it has no structured finance exposure. MAC has obtained financial strength ratings of AA+ (stable outlook) from Kroll and AA- (stable outlook) from S&P. It has also obtained licenses to provide financial guaranty insurance and reinsurance in 47 U.S. jurisdictions, including the District of Columbia. MAC issued its first financial guaranty insurance policy in August 2013. Additional information about the transactions the Company effected to establish MAC is set out in Note 12, Insurance Company Regulatory Requirements, of the Financial Statements and Supplementary Data.

In 2013, the Company continued to focus on new business production. During the year, it issued financial guaranty insurance policies and financial guarantees in all of its markets: U.S. public finance, structured finance, and international infrastructure. The average internal rating of the gross par written by the Company in 2013 was A-.

New Business Production

	Year Ended December 31,
	2013	2012	2011
	(in millions)
PVP(1):
Public Finance—U.S.
Assumed from Radian Asset Assurance Inc.	$—	$22	$—
Direct	116	144	173
Public Finance—non-U.S.	18	1	3
Structured Finance—U.S.	7	43	60
Structured Finance—non-U.S.	—	—	7
Total PVP	$141	$210	243
Gross Par Written:
Public Finance—U.S.
Assumed from Radian Asset Assurance Inc.	$—	$1,797	$—
Direct	8,671	14,364	15,092
Public Finance—non-U.S.	392	35	127
Structured Finance—U.S.	287	620	1,673
Structured Finance—non-U.S.	—	—	—
Total gross par written	$9,350	$16,816	16,892
____________________

(1)
PVP represents the present value of estimated future earnings primarily on new financial guaranty contracts written in the period, before consideration of cessions to reinsurers. See “--Non-GAAP Financial Measures--PVP or Present Value of New Business Production” for a definition of this non-GAAP financial measure.

In the Company’s U.S. public finance business, PVP and gross par written have declined over the past three years due to the low interest rate environment in the U.S., which results in lower demand for financial guaranty insurance from issuers; the low volume of new issuance in the U.S. public finance market, which results in fewer insurable bonds; increased competition from a new financial guaranty insurer; and uncertainty over the financial strength ratings of AGM and AGC. However, the Company believes there will be continued demand for its insurance in this market because for those exposures that the Company guarantees, it undertakes the tasks of credit selection, analysis, negotiation of terms, surveillance and, if necessary, loss mitigation. The Company believes that its insurance encourages retail investors, who typically have fewer resources than the Company for analyzing municipal bonds, to purchase such bonds; enables institutional investors to operate more efficiently; and allows smaller, less well-known issuers to gain market access on a more cost-effective basis.

The following tables present summarized information about the U.S. municipal market's new debt issuance volume and the Company's share of that market over the past three years.

U.S. Municipal Market Data
Based on Sale Date

	Year Ended December 31,
	2013		2012		2011
	Par	Number of issues	Par	Number of issues	Par	Number of issues
	(dollars in billions, except number of issues)
New municipal bonds issued	$311.9	10,558	$366.7	12,544	$285.2	10,176
Total insured	12.1	1,025	13.2	1,159	15.2	1,228
Insured by AGC, AGM and MAC	7.5	488	13.2	1,157	15.2	1,228

Industry Penetration Rates
U.S. Municipal Market

	Year Ended December 31,
	2013	2012	2011
Market penetration par	3.9%	3.6%	5.3%
Market penetration based on number of issues	9.7	9.2	12.1
% of single A par sold	11.0	11.9	15.8
% of single A transactions sold	30.6	29.5	37.8
% of under $25 million par sold	10.9	11.7	14.7
% of under $25 million transactions sold	10.7	10.3	13.2

U.S. public finance PVP, which increased in 2013, included written business related to the Jefferson County, Alabama and Harrisburg, Pennsylvania debt restructurings. Structured finance PVP decreased in 2013; in that market, AGC guaranteed transactions related to equipment leases and state insurance premium tax credits. International infrastructure PVP increased to $18 million due to the guarantee of three U.K. infrastructure transactions, the first wrapped U.K. infrastructure bonds since 2008.

The Company has entered into several commutation agreements over the past three years to reassume previously ceded books of business resulting in an increase to net unearned premiums of $100 million and an increase in net par of $18.5 billion.

Capital Management

The Company reviewed strategies for improving the efficiency of its management of capital within the Assured Guaranty group and decided that AGL would become tax resident in the United Kingdom, while remaining a Bermuda-based company and continuing to carry on its administrative and head office functions in Bermuda. As a U.K. tax resident company, AGL will be subject to the tax rules applicable to companies resident in the U.K. For more information about AGL becoming a U.K. tax resident, see the "Tax Matters" section of "Item 1. Business."

The Company has utilized its capital to repurchase its common shares. As of December 31, 2013, the Company's share repurchase authorization was $400 million. In 2013, the Company had repurchased a total of 12.5 million common shares for approximately $264 million at an average price of $21.12 per share. The Company expects future share repurchases, if any, to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including availability of funds at the holding companies, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. It does not have an expiration date. See Note 19, Shareholders' Equity, of the Financial Statements and Supplementary Data, for additional information about the Company's repurchases of its common shares.

In order to reduce leverage, and possibly rating agency capital charges, the Company has mutually agreed with beneficiaries to terminate selected financial guaranty insurance and credit derivative contracts. In particular, the Company has targeted investment grade securities for which claims are not expected but which carry a disproportionately large rating agency capital charge. The Company terminated $7.1 billion in net par in 2013, $4.1 billion in net par in 2012 and $12.8 billion in net par in 2011.

Results of Operations

Estimates and Assumptions

The Company’s consolidated financial statements include amounts that are determined using estimates and assumptions. The actual amounts realized could ultimately be materially different from the amounts currently provided for in the Company’s consolidated financial statements. Management believes the most significant items requiring inherently subjective and complex estimates are expected losses, including assumptions for breaches of R&W, fair value estimates, other-than-temporary impairment, deferred income taxes, and premium revenue recognition. The following discussion of the results of operations includes information regarding the estimates and assumptions used for these items and should be read in conjunction with the notes to the Company’s consolidated financial statements.

An understanding of the Company’s accounting policies is of critical importance to understanding its consolidated financial statements. See Part II, Item 8. “Financial Statements and Supplementary Data” for significant accounting policies, fair value methodologies and significant assumptions.

The Company carries a portion of its assets and liabilities at fair value, the majority of which are measured at fair value on a recurring basis.  Level 3 assets, consisting primarily of financial guaranty variable interest entities’ assets, credit derivative assets and investments, represented approximately 25% of total assets measured at fair value on a recurring basis as of December 31, 2013 and 2012. All of the Company's liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012 are Level 3. See Note 8, Fair Value Measurement, of the Financial Statements and Supplementary Data for additional information about assets and liabilities classified as Level 3.

Consolidated Results of Operations

Consolidated Results of Operations

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Revenues:
Net earned premiums	$752	$853	$920
Net investment income	393	404	396
Net realized investment gains (losses)	52	1	(18)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	(42)	(108)	6
Net unrealized gains (losses)	107	(477)	554
Net change in fair value of credit derivatives	65	(585)	560
Fair value gains (losses) on committed capital securities ("CCS")	10	(18)	35
Fair value gains (losses) on FG VIEs	346	191	(146)
Other income (loss)	(10)	108	58
Total revenues	1,608	954	1,805
Expenses:
Loss and LAE	154	504	448
Amortization of deferred acquisition costs	12	14	17
Interest expense	82	92	99
Other operating expenses	218	212	212
Total expenses	466	822	776
Income (loss) before provision for income taxes	1,142	132	1,029
Provision (benefit) for income taxes	334	22	256
Net income (loss)	$808	$110	$773

Net Earned Premiums

Net earned premiums are recognized over the contractual lives, or in the case of homogeneous pools of insured obligations, the remaining expected lives, of financial guaranty insurance contracts. The Company estimates remaining expected lives of its insured obligations and makes prospective adjustments for such changes in expected lives.

Net Earned Premiums

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Financial guaranty:
Public finance
Scheduled net earned premiums and accretion	$292	$339	$360
Accelerations(1)	207	250	125
Total public finance	499	589	485
Structured finance
Scheduled net earned premiums and accretion	195	263	433
Accelerations(1)	56	—	—
Total structured finance(2)	251	263	433
Other	2	1	2
Total net earned premiums	$752	$853	$920
____________________

(1)	Reflects the unscheduled refunding of an insured obligation or the termination of the insurance on an insured obligation.

(2)	Excludes $60 million, $153 million and $75 million for 2013, 2012 and 2011, respectively, related to consolidated FG VIEs.

2013 compared with 2012: Net earned premiums decreased compared with 2012 due primarily to the scheduled amortization of the insured portfolio offset in part by higher premium accelerations due to refundings and terminations. At December 31, 2013, $4.2 billion of net deferred premium revenue remained to be earned over the life of the insurance contracts. Scheduled net earned premiums are expected to decrease each year unless replaced by a higher amount of new business or reassumptions of previously ceded business. See Note 4, Financial Guaranty Insurance Premiums, of the Financial Statements and Supplementary Data, for the expected timing of future premium earnings.

2012 compared with 2011: Net earned premiums decreased compared with 2011 due primarily to the scheduled amortization of the structured finance insured portfolio, offset in part by an increase in premium accelerations due to refundings and terminations. Refundings were higher due to the low interest rate environment, which encourages refinancings of relatively more expensive debt obligations with lower cost debt obligations. At December 31, 2012, $4.8 billion of net deferred premium revenue remained to be earned over the life of the insurance contracts. Before considering the elimination of premiums related to consolidated FG VIEs, net earned premiums increased primarily due to the acceleration of $82 million in net earned premiums on two transactions that are accounted for as FG VIEs, for which the Company's financial guaranty insurance obligation was terminated.

Net Investment Income

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets.

Net Investment Income (1)

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Income from fixed-maturity securities managed by third parties	$322	$346	$359
Income from internally managed securities:
Fixed maturities	74	60	39
Other invested assets	5	6	6
Other	0	1	1
Gross investment income	401	413	405
Investment expenses	(8)	(9)	(9)
Net investment income	$393	$404	$396
____________________

(1)	Net investment income excludes $13 million for 2013 and 2012 and $8 million for 2011 related to consolidated FG VIEs.

2013 compared with 2012: Net investment income decreased primarily due to lower reinvestment rates, partially offset by higher income earned on loss mitigation bonds, which the Company generally purchased at a discount resulting in higher yields. The overall pre-tax book yield was 3.79% at December 31, 2013 and 3.85% at December 31, 2012, respectively.

2012 compared with 2011: Net investment income increased primarily due to higher income earned on loss mitigation bonds, which the Company generally purchased at a discount and which carry high investment yields. Income earned on the externally managed portfolio declined due to a lower fixed maturity balance and lower reinvestment rates. The overall pre-tax book yield was 3.85% at December 31, 2012 and 4.00% at December 31, 2011, respectively.

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses). See Note 11, Investments and Cash, of the Financial Statements and Supplementary Data.

Net Realized Investment Gains (Losses)

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Gross realized gains on investment portfolio	$113	$43	$37
Gross realized losses on investment portfolio	(19)	(25)	(10)
Other-than-temporary impairment (1)	(42)	(17)	(45)
Net realized investment gains (losses)	$52	$1	$(18)
____________________

(1)
Net realized investment gains (losses) reported in accordance with GAAP exclude other-than-temporary impairment related to consolidated FG VIEs of $2 million for 2013, $4 million for 2012 and $12 million for 2011.

The increase in gross realized gains on investment portfolio in 2013 when compared to 2012 was due to sales of assets acquired as part of negotiated settlements, bonds purchased for loss mitigation purposes and other invested assets. Other-than-temporary impairment for all three years was primarily attributable to securities that were acquired for loss mitigation purposes.

Other Income

Other income is comprised of recurring items such as foreign exchange remeasurement gains and losses, ancillary fees on financial guaranty policies such as commitment, consent and processing fees, and other revenue items on financial guaranty insurance and reinsurance contracts such as commutation gains on re-assumptions of previously ceded business.

 Other Income (Loss)

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Foreign exchange gain (loss) on remeasurement of premium receivable and loss reserves	$(1)	$22	$(5)
Commutation gains (losses)	2	82	32
Other	(11)	4	31
Total other income (loss)	$(10)	$108	$58

Over the past several years, the Company has entered into several commutations in order to reassume previously ceded books of business from its reinsurers, as discussed in Note 14, Reinsurance and Other Monoline Exposures, of the Financial Statements and Supplementary Data.

Other income includes the R&W settlement benefit for transactions where the Company had recovered more than its expected lifetime losses due to a negotiated agreement with an R&W provider. Such excess may not be recorded as an offset to loss and LAE under GAAP.

Other Operating Expenses and Amortization of Deferred Acquisition Costs

2013 compared with 2012: Other operating expenses increased primarily due to higher employee compensation and benefits. In 2012, the employee compensation and benefits were impacted by the reduction of the bonus and Performance Retention Plan ("PRP") accruals.

2012 compared with 2011: Other operating expenses in 2012 were relatively consistent with 2011. Deferral rates were 6.4% in 2012 compared to 7.3% in 2011.

Losses in the Insured Portfolio

     The insured portfolio includes policies accounted for under three separate accounting models depending on the characteristics of the contract and the Company’s control rights. Please refer to Note 6, Expected Loss to be Paid, of the Financial Statements and Supplementary Data, for a discussion of the accounting policies, assumptions and methodologies used in calculating the expected loss to be paid for all contracts. For a discussion of the measurement and recognition accounting policies under GAAP for each type of contract, see the following in Item 8, Financial Statements and Supplementary Data:

•Notes 4, 5 and 7 for financial guaranty insurance,
•Note 9 for credit derivatives,
•Note 10 for consolidated FG VIE, and
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

The surveillance process for identifying transactions with expected losses is described in the notes to the consolidated financial statements. In the third quarter of 2013, the Company refined the definitions of its BIG surveillance categories to be consistent with its new approach to assigning internal credit ratings. See "Refinement of Approach to Internal Credit Ratings and Surveillance Categories" in Note 3, Outstanding Exposure, of the Financial Statements and Supplementary Data. More extensive monitoring and intervention is employed for all BIG surveillance categories, with internal credit ratings reviewed quarterly. The three BIG categories are:

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

•	BIG Category 3: Below-investment-grade transactions for which future losses are expected and on which claims (other than liquidity claims) have been paid.

BIG Net Par Outstanding
and Number of Risks

	Net Par Outstanding as of December 31,		Number of Risks (1) as of December 31,
Description	2013	2012	2013	2012
	(dollars in millions)
BIG:
Category 1	$14,751	$10,820	210	196
Category 2	3,949	4,617	101	103
Category 3	3,838	6,860	146	160
Total BIG	$22,538	$22,297	457	459
____________________

(1)	A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making debt service payments.

The increase in BIG net par outstanding was due primarily to the downgrade of most of the Company's insured Puerto Rico credits from investment grade to the BIG 1 category, offset in part by the run off of BIG U.S. RMBS exposures.

Net Expected Loss

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

The primary difference between net economic loss development and loss expense included in operating income relates to the consideration of deferred premium revenue in the calculation of loss reserves and loss expense. For financial guaranty insurance contracts, a loss is generally recorded only when expected losses exceed deferred premium revenue. Therefore, the timing of loss recognition does not necessarily coincide with the timing of the actual credit impairment or improvement reported in net economic loss development. AGM's U.S. RMBS transactions generally have the largest deferred premium revenue balances because of the purchase accounting adjustments that were made in 2009 in connection with Assured Guaranty's purchase of AGM, and therefore the largest differences between net economic loss development and loss expense relate to AGM policies. See "–Losses Incurred" below.

Economic Loss Development (1)

	Year Ended December 31,
	2013	2012	2011
	(in millions)
U.S. RMBS before benefit for recoveries for breaches of R&W	$140	$367	$1,039
Net benefit for recoveries for breaches of R&W	(296)	(179)	(1,038)
U.S. RMBS after benefit for recoveries for breaches of R&W	(156)	188	1
Other structured finance	(34)	(28)	80
Public finance	256	295	43
Other	(10)	(17)	—
Total	$56	$438	$124
____________________

(1)
Economic loss development includes the effects of changes in assumptions based on observed market trends, changes in discount rates, accretion of discount and the economic effects of loss mitigation efforts.

Claims (Paid) Recovered (1)

	Year Ended December 31,
	2013	2012	2011
	(in millions)
U.S. RMBS before benefit for recoveries for breaches of R&W	$(587)	$(996)	$(1,051)
Net benefit for recoveries for breaches of R&W	954	459	1,059
U.S. RMBS after benefit for recoveries for breaches of R&W	367	(537)	8
Other structured finance	(134)	(39)	(26)
Public finance (2)	6	(303)	(65)
Other	10	12	—
Total	$249	$(867)	$(83)
____________________

(1)	Includes cash paid and recovered, as well as non-cash settlement of claims such as those negotiated in restructurings where the Company receives securities instead of cash.

(2)	The largest component of claims paid in 2012 was related to exposure to Greek sovereign debt which has been fully settled.

Net Expected Loss to be Paid

	As of December 31, 2013	As of December 31, 2012
	(in millions)
U.S. RMBS before benefit for recoveries for breaches of R&W	$1,205	$1,652
Net benefit for recoveries for breaches of R&W	(712)	(1,370)
U.S. RMBS after benefit for recoveries for breaches of R&W	493	282
Other structured finance	171	339
Public finance	321	59
Other	(3)	(3)
Total	$982	$677

2013 Net Economic Loss Development

Total economic loss development was $56 million in 2013, primarily due to U.S. public finance losses related to Detroit, Puerto Rico and Harrisburg, partially offset by favorable development in U.S. RMBS due to the various settlements during the year. Excluding the settlements, U.S. RMBS loss development was primarily due to the change in assumptions for first liens. The risk-free rates used to discount expected losses ranged from 0.0% to 4.44% as of December 31, 2013 compared with 0.0% to 3.28% as of December 31, 2012.

U.S. Public Finance Economic Loss Development: The Company insures general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $5.4 billion net par. The Company rates $5.2 billion net par of that amount BIG. Although recent announcements and actions by the current Governor and his administration indicate officials of the Commonwealth are focused on measures that are intended to help Puerto Rico operate within its financial resources and maintain its access to the capital markets, Puerto Rico faces significant challenges, including high debt levels, a declining population and an economy that has been in recession since 2006. Puerto Rico has been operating with a structural budget deficit in recent years, and its two largest pension funds are significantly underfunded. In February 2014, S&P, Moody's and Fitch Ratings downgraded much of the debt of Puerto Rico and its related authorities and public corporations to below investment grade, citing various factors including limited liquidity and market access risk. The Commonwealth has not defaulted on any of its debt. Neither Puerto Rico nor its related authorities and public corporations are eligible debtors under Chapter 9 of the U.S. Bankruptcy Code. Information regarding the Company's exposure to general obligations of Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations, please refer to "Insured Portfolio—Exposure to Puerto Rico" below.

Many U.S. municipalities and related entities continue to be under increased pressure, and a few have filed for protection under the U.S. Bankruptcy Code, entered into state processes designed to help municipalities in fiscal distress or otherwise indicated they may consider not meeting their obligations to make timely payments on their debts. Given some of these developments, and the circumstances surrounding each instance, the ultimate outcome cannot be certain and may lead to an increase in defaults on some of the Company's insured public finance obligations. The Company will continue to analyze developments in each of these matters closely. The municipalities whose obligations the Company has insured that have filed for protection under Chapter 9 of the U.S Bankruptcy Code are: Detroit, Michigan; Jefferson County, Alabama; and Stockton, California. The City Council of Harrisburg, Pennsylvania had also filed a purported bankruptcy petition, which was later dismissed by the bankruptcy court; a receiver for the City of Harrisburg was appointed by the Commonwealth Court of Pennsylvania on December 2, 2011. In 2013, the Company reached agreements with Jefferson County, Harrisburg and Stockton. See “Selected U.S. Public Finance Transactions” in Note 6, Expected Loss to be Paid, of the Financial Statements and Supplementary Data, for a discussion of respective arrangements reached.
The net par outstanding for these and all other BIG rated U.S. public finance obligations was $9.1 billion as of December 31, 2013 and $4.6 billion as of December 31, 2012. The Company projects that its total future expected net loss across its troubled U.S. public finance credits as of December 31, 2013 will be $264 million, up from $7 million as of December 31, 2012.

U.S. RMBS Economic Loss Development: The Company projects losses on its insured U.S. RMBS on a transaction-by-transaction basis by projecting the performance of the underlying pool of mortgages over time and then applying the structural features (i.e., payment priorities or tranching) of the RMBS to the projected performance of the collateral over time. The resulting projected claim payments or reimbursements are then discounted using risk-free rates. For transactions where the Company projects it will receive recoveries from providers of R&W, it projects the amount of recoveries and either establishes a recovery for claims already paid or reduces its projected claim payments accordingly.

The Company's RMBS loss projection methodology assumes that the housing and mortgage markets will continue improving. Each quarter the Company makes a judgment as to whether to change the assumptions it uses to make RMBS loss projections based on its observation during the quarter of the performance of its insured transactions (including early stage delinquencies, late stage delinquencies and, for first liens, loss severity) as well as the residential property market and economy in general, and, to the extent it observes changes, it makes a judgment as whether those changes are normal fluctuations or part of a trend. Based on such observations the Company chose to use the same general approach (with the refinements described below) to project RMBS losses as of December 31, 2013 as it used as of December 31, 2012. The Company's use of the same general methodology to project RMBS losses as of December 31, 2013 as it used as of December 31, 2012 was consistent with its view at December 31, 2013 that the housing and mortgage market recovery was occurring at a slower pace than it anticipated at December 31, 2012.

The Company refined its first lien RMBS loss projection methodology as of December 31, 2013 to model explicitly the behavior of borrowers with loans that had been modified. The Company has observed that mortgage loan servicers were modifying more mortgage loans (reducing or forbearing from collecting interest or principal or both due on mortgage loans) to reduce the borrowers’ monthly payments and so improve their payment performance than was the case before the mortgage crisis. Borrowers who are current based on their new, reduced monthly payments are generally reported as current, but are more likely to default than borrowers who are current and whose loans have not been modified. The Company believes modified loans are most likely to default again during the first year after modification. The Company set its liquidation rate assumptions as of December 31, 2012 based on observed roll rates and with modification activity in mind. As of December 31, 2013 the Company made a number of refinements to its first lien RMBS loss projection assumptions to treat loan modifications explicitly. Specifically, in the base case approach, it:

•	established a liquidation rate assumption for loans reported as current but that had been reported as modified in the previous 12 months,

•	assumed that currently delinquent loans that did not roll to liquidation would behave like modified loans, and so applied the modified loan liquidation rate to them,

•
increased from two to three years the period over which it calculates the initial conditional default rate ("CDR") based on assumed liquidations of non-performing loans and modified loans, to account for the longer period modified loans will take to default,

•
increased the period it assumes the transactions will experience the initial loss severity assumption before it improves and the period during which the transaction will experience low voluntary prepayment rates,

•	established an assumption for servicers not to advance loan payments on all delinquent loans

The methodology and revised assumptions the Company uses to project first lien RMBS losses and the scenarios it employs are described in more detail Note 6, Expected Loss to be Paid, of the Financial Statements and Supplementary Data. The refinement in assumptions described above resulted in a reduction of the initial CDRs but the application of the initial CDRs for a longer period, which generally resulted in a higher amount of loans being liquidated at the initial CDR under the refined assumptions than under the initial CDR under the previous assumptions. The Company estimated the impact of all of the refinements to its assumptions described above to be an increase of expected losses of approximately $8 million (before adjustments for settlements or loss mitigation purchases) by running on the first lien RMBS portfolio as of December 31, 2013 base case assumptions similar to what it used as of December 31, 2012 and comparing those results to the results from the refined assumptions.

During 2013 the Company observed improvements in the performance of its second lien RMBS transactions that, when viewed in the context of their performance prior to 2013, suggested those transactions were beginning to respond to the improvements in the residential property market and economy being widely reported by market observers. Based on such observations, in projecting losses for second lien RMBS the Company chose to decrease by two months in its base scenario and by three months in its optimistic scenario the period it assumed it would take the mortgage market to recover as compared to December 31, 2012. Also during 2013 the Company observed material improvements in the delinquency measures of certain second lien RMBS for which the servicing had been transferred, and made certain adjustments on just those transactions to reflect its view that much of this improvement was due to loan modifications and reinstatements made by the new servicer and that such recently modified and reinstated loans may have a higher likelihood of defaulting again. The methodology and assumptions the Company uses to project second lien RMBS losses and the scenarios it employs are described in more detail in Note 6, Expected Loss to be Paid, of the Financial Statements and Supplementary Data.

The Company observed some improvement in delinquency trends in most of its RMBS transactions during 2013, with some of that improvement in second liens driven by servicing transfers it effectuated. Such improvement is naturally transmitted to its projections for each individual RMBS transaction, since the projections are based on the delinquency performance of the loans in that individual transaction.

Generally, when mortgage loans are transferred into a securitization, the loan originator(s) and/or sponsor(s) provide R&W that the loans meet certain characteristics, and a breach of such R&W often requires that the loan be repurchased from the securitization. In many of the transactions the Company insures, it is in a position to enforce these R&W provisions. Soon after the Company observed the deterioration in the performance of its insured RMBS following the deterioration of the residential mortgage and property markets, the Company began using internal resources as well as third party forensic underwriting firms and legal firms to pursue breaches of R&W on a loan-by-loan basis. Where a provider of R&W refused to honor its repurchase obligations, the Company sometimes chose to initiate litigation. See “Recovery Litigation—RMBS Transactions," section of Note 6, Expected Loss to be Paid, of the Financial Statements and Supplementary Data. The Company's success in pursuing these strategies permitted the Company to enter into agreements with R&W providers under which those providers made payments to the Company, agreed to make payments to the Company in the future, and / or repurchased loans from the transactions, all in return for releases of related liability by the Company. Such agreements provide the Company with many of the benefits of pursuing the R&W claims on a loan by loan basis or through litigation, but without the related expense and uncertainty. The Company continues to pursue these strategies against R&W providers with which it does not yet have agreements.

Using these strategies, through December 31, 2013 the Company has caused entities providing R&Ws to pay or agree to pay approximately $3.6 billion (gross of reinsurance) in respect of their R&W liabilities for transactions in which the Company has provided insurance.

(in millions)
Agreement amounts already received	$2,608
Agreement amounts projected to be received in the future	425
Repurchase amounts paid into the relevant RMBS prior to settlement (1)	578
Total R&W payments, gross of reinsurance	$3,611
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

Based on this success, the Company has included in its net expected loss estimates as of December 31, 2013 an estimated net benefit related to breaches of R&W of $712 million, which includes $413 million from agreements with R&W providers and $299 million in transactions where the Company does not yet have such an agreement, all net of reinsurance.

Developments in the Company's R&W recovery efforts are included in economic loss development. The following table provides a breakdown of the development and accretion amount in the roll forward of estimated recoveries associated with alleged breaches of R&W.

Components of R&W Development

Year Ended December 31, 2013
(in millions)
Inclusion (removal) of deals with breaches of R&W during period	$6
Change in recovery assumptions as the result of additional file review and recovery success	(6)
Estimated increase (decrease) in defaults that will result in additional (lower) breaches	(8)
Results of settlements	289
Accretion of discount on balance	15
Total	$296

Infrastructure: The Company has insured exposure of approximately $3.0 billion to infrastructure transactions with refinancing risk as to which the Company may need to make claim payments that it did not anticipate paying when the policies were issued. For more information about this risk, see the Risk Factor captioned "Estimates of expected losses are subject to uncertainties and may not be adequate to cover potential paid claims" under Risks Related to the Company's Expected Losses in "Item 1A. Risk Factors."

2012 Net Economic Loss Development

Total economic loss development in 2012 was $438 million, which was primarily driven by losses on its troubled European exposures, particularly a $189 million loss in relation to the Company's Greek sovereign bond exposures and loss development on Spanish sub-sovereign exposures, higher U.S. RMBS and U.S. public finance losses, offset in part by positive developments in the TruPS portfolio. Changes in discount rates did not have a significant effect on economic loss development in 2012 as the risk-free rates used to discount expected losses ranged from 0.0% to 3.28% as of December 31, 2012 compared with 0.0% to 3.27% as of December 31, 2011.

Based on the Company’s observation during 2012 of the performance of its insured transactions (including early stage delinquencies, late stage delinquencies and, for first liens, loss severity) as well as the residential property market and economy in general, the Company chose to use essentially the same assumptions and scenarios to project RMBS loss as of December 31, 2012 as it used as of December 31, 2011, except that as compared to December 31, 2011:

•	in its most optimistic scenario, it reduced by three months the period it assumed it would take the mortgage market to recover; and

•	in its most pessimistic scenario, it increased by three months the period it assumed it would take the mortgage market to recover.

The Company's use of essentially the same assumptions and scenarios to project RMBS losses as of December 31, 2012 and December 31, 2011 was consistent with its view at December 31, 2012 that the housing and mortgage market recovery was occurring at a slower pace than it anticipated at December 31, 2011. The Company's changes during 2012 to the period it would take the mortgage market to recover in its most optimistic scenario and its most pessimistic scenario allowed it to consider a wider range of possibilities for the speed of the recovery. Since the Company's projections for each RMBS transaction are based on the delinquency performance of the loans in that individual RMBS transaction, improvement or deterioration in that aspect of a transaction's performance impacts the projections for that transaction. The methodology the Company used to project RMBS losses and the scenarios it employs are described in more detail in Note 6, Expected Loss to be Paid, of the Financial Statements and Supplementary Data.

Developments in the Company's R&W recovery efforts are also included in economic loss development. The following table provides a breakdown of the development and accretion amount in the roll forward of estimated recoveries associated with alleged breaches of R&W.

Components of R&W Development

Year Ended December 31, 2012
(in millions)
Inclusion (removal) of deals with breaches of R&W during period	$(3)
Change in recovery assumptions as the result of additional file review and recovery success	(10)
Estimated increase (decrease) in defaults that will result in additional (lower) breaches	63
Results of settlements and judgments	120
Accretion of discount on balance	9
Total	$179

The net par outstanding for BIG rated U.S. public finance obligations, including Jefferson County, Alabama and Stockton, California, was $4.6 billion as of December 31, 2012 and $4.5 billion as of December 31, 2011. The Company projected that its total future expected net loss across its troubled U.S. public finance credits (after projected recoveries of claims already paid) was $7 million as of December 31, 2012, down from $16 million as of December 31, 2011.

2011 Net Economic Loss Development

Net economic loss development in 2011 was $124 million, which was driven primarily by non-U.S. RMBS structured finance and non U.S public finance obligations. In the non U.S. RMBS structured finance portfolio, economic loss development was primarily driven by the decline in risk free rates used to discount expected losses. Loss development in life insurance and film securitizations also contributed to the net loss development, offset in part by positive development in the TruPS portfolio. Economic loss development in the non- U.S. public finance portfolio was comprised mainly of the probability weighted loss estimate on exposures to Greek sovereign debt based on information available at that time. In the U.S. RMBS portfolio, loss development was offset by positive developments in actual and expected recoveries for breaches of R&W. Changes in discount rates had a significant effect on the economic loss development in 2011 as the rates ranged from 0.0% to 3.27% as of December 31, 2011 compared with 0.0% to 5.34% as of December 31, 2010.

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

The Company's use of essentially the same methodology and scenarios to project RMBS losses as of December 31, 2011 and as at December 31, 2010 was consistent with its view at December 31, 2011 that the housing and mortgage market recovery was occurring at a slower pace than it anticipated at December 31, 2010. Since the Company's projections for each RMBS transaction are based on the delinquency performance of the loans in that individual RMBS transaction, improvement or deterioration in that aspect of a transaction's performance impacts the projections for that transaction.

Developments in the Company's R&W recovery efforts are also included in economic loss development. The following table provides a breakdown of the development and accretion amount in the roll forward of estimated recoveries associated with alleged breaches of R&W.

Components of R&W Development

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

	Year Ended December 31,
	2013	2012	2011
	(in millions)
U.S. RMBS	$(4)	$308	$389
Other structured finance	(35)	(7)	118
Public finance	214	285	48
Other	—	(17)	—
Total insurance contracts before FG VIE consolidation	175	569	555
Effect of consolidating FG VIEs	(21)	(65)	(107)
Total loss and LAE	$154	$504	$448

Loss Expense Non-GAAP Operating

	Year Ended December 31,
	2013	2012	2011
	(in millions)
U.S. RMBS	$8	$369	$365
Other structured finance	(36)	(40)	99
Public finance	212	284	29
Other	(10)	(17)	—
Total	$174	$596	$493

Reconciliation of Loss and LAE to Non-GAAP Loss Expense

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Loss and LAE	$154	$504	$448
Credit derivative loss expense	(1)	28	(62)
FG VIE loss expense	21	64	107
Loss expense included in operating income	$174	$596	$493

In 2013, losses incurred were due primarily to U.S. public finance, including Detroit, Puerto Rico and Harrisburg partially offset by positive developments in structured finance, primarily "XXX" life insurance transactions and U.S. RMBS. The positive developments in U.S. RMBS were primarily due to the settlement of several R&W claims. Changes in risk-free rates used to discount losses also affected loss expense for long-dated transactions, however this component of loss expense does not reflect actual credit impairment or improvement in the period.

In 2012 and 2011, U.S. RMBS insured transactions generated the majority of the losses, partially offset by R&W recoveries and negotiated loss sharing agreements. The incurred loss in public finance in 2012 was primarily due to the Company's Greek sovereign exposures.

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

Financial Guaranty Insurance
Net Expected Loss to be Expensed
As of December 31, 2013

	In GAAP Reported Income	In Non-GAAP Operating Income
	(in millions)
2014	$42	$53
2015	41	52
2016	33	42
2017	30	39
2018	27	35
2014-2018	173	221
2019-2023	99	120
2024-2028	56	68
2029-2033	36	44
After 2033	27	36
Net expected loss to be expensed (1)	391	489
Discount	406	457
Total future value	$797	$946
____________________

(1)	Net expected loss to be expensed for GAAP reported income is different than non-GAAP operating income by the amount related to consolidated FG VIEs.

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

Except for net estimated credit impairments (i.e., net expected payments), the unrealized gains and losses on credit derivatives are expected to reduce to zero as the exposure approaches its maturity date. Changes in the fair value of the Company’s credit derivatives that do not reflect actual or expected claims or credit losses have no impact on the Company’s statutory claims paying resources, rating agency capital or regulatory capital positions. Expected losses to be paid in respect of contracts accounted for as credit derivatives are included in the discussion above “—Losses in the Insured Portfolio.”

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

The models used to determine fair value are primarily developed internally based on market conventions for similar transactions that the Company observed in the past. There has been very limited new issuance activity in this market over the past three years and as of December 31, 2013, market prices for the Company’s credit derivative contracts were generally not available. Inputs to the estimate of fair value include various market indices, credit spreads, the Company’s own credit spread, and estimated contractual payments.

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

Net Change in Fair Value of Credit Derivatives
Gain (Loss)

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Net credit derivative premiums received and receivable	$119	$127	$185
Net ceding commissions (paid and payable) received and receivable	2	1	3
Realized gains on credit derivatives	121	128	188
Terminations	0	(1)	(23)
Net credit derivative losses (paid and payable) recovered and recoverable	(163)	(235)	(159)
Total realized gains (losses) and other settlements on credit derivatives	(42)	(108)	6
Net change in unrealized gains (losses) on credit derivatives	107	(477)	554
Net change in fair value of credit derivatives	$65	$(585)	$560

Net credit derivative premiums have declined in 2013 and 2012 due primarily to the decline in the net par outstanding to $54.5 billion at December 31, 2013 from $70.8 billion at December 31, 2012 and $85.0 billion at December 31, 2011.

The table below sets out the net par amount of credit derivative contracts that the Company and its counterparties agreed to terminate on a consensual basis.

Net Par and Accelerations of Credit Derivative Revenues
from Terminations of CDS Contracts

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Net par of terminated CDS contracts	$4,054	$2,264	$11,543
Accelerations of credit derivative revenues	21	3	25

In 2013, in addition to the agreements to terminate CDS transactions discussed above, in connection with loss mitigation efforts, the Company terminated a CDS transaction that referenced a film securitization after paying the counterparty $120 million which was recorded in realized gains (losses) and other settlements on credit derivatives, with a corresponding release of the unrealized loss recorded in unrealized gains (losses) on credit derivatives of $127 million for a net change in fair value of credit derivatives of $7 million.

Net Change in Unrealized Gains (Losses)
on Credit Derivatives
By Sector

	Year Ended December 31,
Asset Type	2013	2012	2011
	(in millions)
Pooled corporate obligations	$(32)	$59	$39
U.S. RMBS	(69)	(551)	381
CMBS	0	2	11
Other (1)	208	13	123
Total	$107	$(477)	$554
____________________

(1)	“Other” includes all other U.S. and international asset classes, such as commercial receivables, international infrastructure, international RMBS securities, and pooled infrastructure securities.

During 2013, unrealized fair value gains were generated in the “other” sector primarily as a result of the termination of a film securitization transaction and a U.K. infrastructure transaction, as well as price improvement on a XXX life securitization transaction. These unrealized gains were partially offset by unrealized fair value losses in the prime first lien, Alt-A, Option ARM and subprime RMBS sectors due to wider implied net spreads. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC’s name as the market cost of AGC’s credit protection decreased. These transactions were pricing above their floor levels (or the minimum rate at which the Company would consider assuming these risks based on historical experience); therefore when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, decreased, the implied spreads that the Company would expect to receive on these transactions increased. The cost of AGM’s credit protection also decreased slightly during 2013, but did not lead to significant fair value losses, as the majority of AGM policies continue to price at floor levels.

During 2012, U.S. RMBS unrealized fair value losses were generated primarily in the prime first lien, Alt-A, Option ARM and subprime RMBS sectors primarily as a result of the decreased cost to buy protection in AGC's name as the market cost of AGC's credit protection decreased. These transactions were pricing above their floor levels therefore when the cost of purchasing CDS protection on AGC decreased, the implied spreads that the Company would expect to receive on these transactions increased. The cost of AGM's credit protection also decreased during 2012, but did not lead to significant fair value losses, as the majority of AGM policies continue to price at floor levels. In addition, 2012 included an $85 million unrealized gain relating to R&W benefits from the agreement with Deutsche Bank.

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

Five-Year CDS Spread
on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of December 31, 2013	As of December 31, 2012	As of December 31, 2011
AGC	460	678	1,140
AGM	525	536	778

One-Year CDS Spread
on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of December 31, 2013	As of December 31, 2012	As of December 31, 2011
AGC	185	270	965
AGM	220	257	538

Effect of Changes in the Company’s Credit Spread on
Unrealized Gains (Losses) on Credit Derivatives

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Change in unrealized gains (losses) of credit derivatives:
Before considering implication of the Company’s credit spreads	$1,374	$798	$(68)
Resulting from change in the Company’s credit spreads	(1,267)	(1,275)	622
After considering implication of the Company’s credit spreads	$107	$(477)	$554

Management believes that the trading level of AGC’s and AGM’s credit spreads is due to the correlation between AGC’s and AGM’s risk profile, the current risk profile of the broader financial markets, and to increased demand for credit protection against AGC and AGM, relative to pre-financial crisis levels, as the result of its financial guaranty volume, as well as the overall lack of liquidity in the CDS market. Offsetting the benefit attributable to AGC’s and AGM’s credit spread were higher credit spreads in the fixed income security markets relative to pre-financial crisis levels. The higher credit spreads in the fixed income security market are due to the lack of liquidity in the high-yield CDO, trust preferred securities CDO ("TruPS CDOs"), and collateralized loan obligation ("CLO") markets as well as continuing market concerns over the 2005-2008 vintages of RMBS.

Interest Expense

For the years ended December 31, 2013 and December 31, 2012, interest expense decreased due to the retirement of the AGUS 8.5% Senior Notes on June 1, 2012 (see Note 17, Long-Term Debt and Credit Facilities, of the Financial Statements and Supplementary Data). The following table presents the components of interest expense.

Interest Expense

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Debt issued by AGUS	$23	$31	$39
Debt issued by AGMH	54	54	54
Notes payable by AGM	5	7	6
Total	$82	$92	$99

Provision for Income Tax

Deferred income tax assets and liabilities are established for the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Such temporary differences relate principally to unrealized gains and losses on investments and credit derivatives, FG VIE fair value adjustments, loss and LAE reserve, unearned premium reserve and tax attributes for net operating losses, alternative minimum tax (“AMT”) credits and foreign tax credits. As of December 31, 2013 and December 31, 2012, the Company had a net deferred income tax asset of $688 million and $721 million, respectively. As of December 31, 2013, the Company has foreign tax credits carried forward of $37 million which expire in 2018 through 2021 and AMT credits of $90 million which do not expire. Foreign tax credits of $22 million are from its acquisition of AGMH on July 1, 2009 (“AGMH Acquisition”); the Internal Revenue Code limits the amount of credits the Company may utilize each year.

Provision for Income Taxes and Effective Tax Rates

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Total provision (benefit) for income taxes	$334	$22	$256
Effective tax rate	29.2%	16.5%	24.9%

The Company’s effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, U.K. subsidiaries taxed at the U.K. blended marginal corporate tax rate of 23.25% unless subject to U.S. tax by election or as a U.S. controlled foreign corporation, and no taxes for the Company's Bermuda subsidiaries unless subject to U.S tax by election or as a U.S. controlled foreign corporation. The Company’s overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions. 2013 and 2012 had disproportionate losses and income across jurisdictions, offset by tax-exempt interest, and are the primary reasons for the 29.2% and 16.5% effective tax rates, respectively.

Financial Guaranty Variable Interest Entities

As of December 31, 2013 and 2012, the Company consolidated, 40 and 33 VIEs, respectively. The table below presents the effects on reported GAAP income resulting from consolidating these FG VIEs and eliminating their related insurance and investment accounting entries and, in total, represents a difference between GAAP reported net income and non-GAAP operating income attributable to FG VIEs. The consolidation of FG VIEs has a significant effect on net income and shareholders’ equity due to (1) changes in fair value gains (losses) on FG VIE assets and liabilities, (2) the eliminations of premiums and losses related to the AGC and AGM FG VIE liabilities with recourse and (3) the elimination of investment balances related to the Company’s purchase of AGC and AGM insured FG VIE debt. Upon consolidation of a FG VIE, the related insurance and, if applicable, the related investment balances, are considered intercompany transactions and therefore eliminated. See “—Non-GAAP Financial Measures—Operating Income” below and Note 10, Consolidation of Variable Interest Entities, of the Financial Statements and Supplementary Data for more details.

Effect of Consolidating FG VIEs on Net Income (Loss)

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Net earned premiums	$(60)	$(153)	$(75)
Net investment income	(13)	(13)	(8)
Net realized investment gains (losses)	2	4	12
Fair value gains (losses) on FG VIEs	346	191	(146)
Loss and LAE	21	65	107
Total pretax effect on net income	296	94	(110)
Less: tax provision (benefit)	103	32	(38)
Total effect on net income (loss)	$193	$62	$(72)

Fair value gains (losses) on FG VIEs represent the net change in fair value on the consolidated FG VIEs’ assets and liabilities. In 2013, the Company recorded a pre-tax net fair value gain of consolidated FG VIEs of $346 million. The gain was primarily driven by R&W benefits received on several VIE assets as a result of settlements with various counterparties throughout the year. These R&W settlements resulted in a gain of approximately $265 million. The remainder of the gain was driven by price appreciation on the Company's FG VIE assets during the year resulting from improvements in the underlying collateral, as well as large principal paydowns made on the Company's FG VIEs.

In 2012, the Company recorded a pre-tax fair value gain on FG VIEs of $191 million. The majority of this gain, approximately $166 million, is a result of a R&W benefit received on several VIE assets as a result of a settlement with Deutsche Bank that closed in 2012. While prices continued to appreciate during the period on the Company's FG VIE assets and liabilities, gains in the second half of the year were primarily driven by large principal paydowns made on the Company's FG VIEs.

The 2011 pre-tax fair value losses on consolidated FG VIEs of $146 million were driven by the unrealized loss on consolidation of eight new VIEs, as well as two existing transactions in which the fair value of the underlying collateral depreciated, while the price of the wrapped senior bonds was largely unchanged from the prior year.

Expected losses to be paid (recovered) in respect of consolidated FG VIEs were $60 million of expected losses to be paid as December 31, 2013, $96 million of expected losses to be recovered as of December 31, 2012, and $107 million of expected losses to be recovered as of December 31, 2011, are included in the discussion of “—Losses in the Insured Portfolio.”

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

Operating Income

Reconciliation of Net Income (Loss)
to Operating Income

	Year Ended December 31,
	2013	2012	2011

Net income (loss)	$808	$110	$773
Less after-tax adjustments:
Realized gains (losses) on investments	40	(4)	(20)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(40)	(486)	244
Fair value gains (losses) on CCS	7	(12)	23
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(1)	15	(3)
Effect of consolidating FG VIEs	193	62	(72)
Operating income	$609	$535	$601

Effective tax rate on operating income	26.7%	25.0%	24.4%

Operating income for 2013 increased due primarily to lower losses, offset in part by lower net earned premiums and commutation gains in 2012.

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

Reconciliation of Shareholders’ Equity
to Adjusted Book Value

	As of December 31, 2013		As of December 31, 2012
	Total	Per Share	Total	Per Share
	(dollars in millions, except per share amounts)
Shareholders’ equity	$5,115	$28.07	$4,994	$25.74
Less after-tax adjustments:
Effect of consolidating FG VIEs	(172)	(0.95)	(348)	(1.79)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(1,052)	(5.77)	(988)	(5.09)
Fair value gains (losses) on CCS	30	0.16	23	0.12
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	145	0.80	477	2.45
Operating shareholders’ equity	6,164	33.83	5,830	30.05
After-tax adjustments:
Less: Deferred acquisition costs	161	0.88	165	0.85
Plus: Net present value of estimated net future credit derivative revenue	146	0.80	220	1.14
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	2,884	15.83	3,266	16.83
Adjusted book value	$9,033	$49.58	$9,151	$47.17

As of December 31, 2013, shareholders’ equity increased to $5.1 billion from $5.0 billion at December 31, 2012 due to net income in 2013, partially offset by share repurchases, a decline in fair value on the available-for-sale portfolio and dividends. Operating shareholders' equity increased due primarily to positive operating income in 2013, which was partially offset by the share repurchases and dividends. Adjusted book value decreased mainly due to share repurchases, dividends and economic loss development. Adjusted book value per share increased due to the repurchase of 12.5 million common shares as of December 31, 2013.

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

PVP or Present Value of New Business Production

Reconciliation of PVP to Gross Written Premiums

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Total PVP	$141	$210	$243
Less: Financial guaranty installment premium PVP	26	45	69
Total: Financial guaranty upfront gross written premiums	115	165	174
Plus: Financial guaranty installment gross written premiums and other GAAP adjustments	8	88	(47)
Total gross written premiums	$123	$253	$127

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

Net Par Outstanding and Average Internal Rating by Sector

	As of December 31, 2013				As of December 31, 2012
Sector	Net Par Outstanding (including loss mitigation bonds)	Loss Mitigation Bonds	Net Par Outstanding (excluding loss mitigation bonds)	Avg. Rating	Net Par Outstanding (including loss mitigation bonds)	Loss Mitigation Bonds	Net Par Outstanding (excluding loss mitigation bonds)	Avg. Rating

Public finance:
U.S.:
General obligation	$155,277	$—	$155,277	A+	$169,985	$—	$169,985	A+
Tax backed	66,856	32	66,824	A+	73,787	38	73,749	A+
Municipal utilities	56,324	—	56,324	A	62,116	—	62,116	A
Transportation	30,830	—	30,830	A	33,799	—	33,799	A
Healthcare	16,132	—	16,132	A	17,838	—	17,838	A
Higher education	14,071	—	14,071	A	15,770	—	15,770	A+
Infrastructure finance	4,114	—	4,114	BBB	4,210	—	4,210	BBB
Housing	3,386	—	3,386	A+	4,633	—	4,633	AA-
Investor-owned utilities	991	—	991	A-	1,069	—	1,069	A-
Other public finance—U.S.	4,232	—	4,232	A	4,760	—	4,760	A
Total public finance—U.S.	352,213	32	352,181	A	387,967	38	387,929	A
Non-U.S.:
Infrastructure finance	14,703	—	14,703	BBB	15,812	—	15,812	BBB
Regulated utilities	11,205	—	11,205	BBB+	12,494	—	12,494	BBB+
Pooled infrastructure	2,520	—	2,520	A	3,200	—	3,200	AA-
Other public finance—non-U.S.	5,570	—	5,570	A	6,034	—	6,034	A
Total public finance—non-U.S.	33,998	—	33,998	BBB+	37,540	—	37,540	BBB+
Total public finance	386,211	32	386,179	A	425,507	38	425,469	A
Structured finance:
U.S.:
Pooled corporate obligations	31,325	—	31,325	AAA	41,886	—	41,886	AAA
RMBS	14,559	838	13,721	BBB-	17,827	792	17,035	BB+
CMBS and other commercial real estate related exposures	3,952	—	3,952	AAA	4,247	—	4,247	AAA
Insurance securitizations	3,360	325	3,035	A-	3,113	170	2,943	BBB+
Financial products	2,709	—	2,709	AA-	3,653	—	3,653	AA-
Consumer receivables	2,198	—	2,198	BBB+	2,369	—	2,369	BBB+
Commercial receivables	911	—	911	A-	1,025	—	1,025	BBB+
Structured credit	69	—	69	BB	319	121	198	B
Other structured finance—U.S.	987	—	987	A-	1,179	—	1,179	BBB+
Total structured finance—U.S.	60,070	1,163	58,907	AA-	75,618	1,083	74,535	AA-
Non-U.S.:
Pooled corporate obligations	11,058	—	11,058	AAA	14,813	—	14,813	AAA
Commercial receivables	1,263	—	1,263	BBB+	1,463	—	1,463	A-
RMBS	1,146	—	1,146	AA-	1,424	—	1,424	AA-
Structured credit	176	—	176	BBB	591	—	591	BBB
CMBS and other commercial real estate related exposures	—	—	—	—	100	—	100	AAA
Other structured finance—non-U.S.	378	—	378	AAA	377	—	377	AAA
Total structured finance—non-U.S.	14,021	—	14,021	AA+	18,768	—	18,768	AA+
Total structured finance	74,091	1,163	72,928	AA	94,386	1,083	93,303	AA-
Total net par outstanding	$460,302	$1,195	$459,107	A	$519,893	$1,121	$518,772	A+

The December 31, 2013 and 2012 amounts above include $38.1 billion and $47.4 billion, respectively, of AGM structured finance net par outstanding. AGM has not insured a mortgage-backed transaction since January 2008 and announced its complete withdrawal from the structured finance market in August 2008. The structured finance transactions that remain in AGM’s insured portfolio are of double-A average underlying credit quality, according to the Company’s internal rating system.

Management expects AGM’s structured finance portfolio to run-off rapidly: 29% by year-end 2014, 62% by year end 2016, and 85% by year-end 2018.

The following tables set forth the Company’s net financial guaranty portfolio by internal rating.

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2013

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category (1)	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$4,998	1.4%	$1,016	3.0%	$32,317	54.9%	$9,684	69.1%	$48,015	10.5%
AA	107,503	30.5	422	1.2	9,431	16.0	577	4.1	117,933	25.7
A	192,841	54.8	9,453	27.9	2,580	4.4	742	5.3	205,616	44.8
BBB	37,745	10.7	21,499	63.2	3,815	6.4	1,946	13.9	65,005	14.1
BIG	9,094	2.6	1,608	4.7	10,764	18.3	1,072	7.6	22,538	4.9
Total net par outstanding (excluding loss mitigation bonds)	$352,181	100.0%	$33,998	100.0%	$58,907	100.0%	$14,021	100.0%	$459,107	100.0%
Loss Mitigation Bonds	32		—		1,163		—		1,195
Total net par outstanding (including loss mitigation bonds)	$352,213		$33,998		$60,070		$14,021		$460,302

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2012

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category (1)	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$4,502	1.2%	$1,706	4.5%	$42,187	56.6%	$13,169	70.2%	$61,564	11.9%
AA	124,525	32.1	875	2.3	9,543	12.8	722	3.9	135,665	26.1
A	210,124	54.1	9,781	26.1	4,670	6.3	1,409	7.5	225,984	43.6
BBB	44,213	11.4	22,885	61.0	3,737	5.0	2,427	12.9	73,262	14.1
BIG	4,565	1.2	2,293	6.1	14,398	19.3	1,041	5.5	22,297	4.3
Total net par outstanding (excluding loss mitigation bonds)	$387,929	100.0%	$37,540	100.0%	$74,535	100.0%	$18,768	100.0%	$518,772	100.0%
Loss Mitigation Bonds	38		—		1,083		—		1,121
Total net par outstanding (including loss mitigation bonds)	$387,967		$37,540		$75,618		$18,768		$519,893
 ____________________

(1)
In the third quarter of 2013, the Company adjusted its approach to assigning internal ratings. See "Refinement of Approach to Internal Credit Ratings and Surveillance Categories" in Note 3, Outstanding Exposure, of the Financial Statements and Supplementary Data. This approach is reflected in the "Financial Guaranty Portfolio by Internal Rating" tables as of both December 31, 2013 and December 31, 2012.

Previously, the Company had included securities purchased for loss mitigation purposes in its invested assets portfolio and its financial guaranty insured portfolio. Beginning in the third quarter of 2013, the Company began excluding such loss mitigation securities from its disclosure about its financial guaranty insured portfolio (unless otherwise indicated); it has taken this approach as of both December 31, 2013 and December 31, 2012. In addition, under the terms of certain credit derivative contracts, the referenced obligations in such contracts have been delivered to the Company and they therefore are included in the investment portfolio. Such amounts are still included in the financial guaranty insured portfolio and totaled $195 million and $220 million in gross par outstanding as of December 31, 2013 and 2012, respectively.

The tables below show the Company's ten largest U.S. public finance, U.S. structured finance and non-U.S. exposures by revenue source, excluding related related authorities and public corporations, as of December 31, 2013:

Ten Largest U.S. Public Finance Exposures
by Revenue Source
As of December 31, 2013

	Net Par Outstanding	Percent of Total U.S. Public Finance Net Par Outstanding	Rating
	(dollars in millions)
New Jersey (State of)	$3,980	1.1%	A+
California (State of)	3,356	0.9%	A-
New York (City of) New York	3,064	0.9%	AA-
Chicago (City of) Illinois	2,681	0.8%	A-
Massachusetts (Commonwealth of)	2,521	0.7%	AA
New York (State of)	2,408	0.7%	A+
Miami-Dade County Florida Aviation Authority - Miami International Airport	2,146	0.6%	A
Puerto Rico General Obligation, Appropriations and Guarantees of the Commonwealth	2,119	0.6%	BB
Port Authority of New York and New Jersey	2,034	0.6%	AA-
Illinois (State of)	1,987	0.6%	A-
Total of top ten U.S. public finance exposures	$26,296	7.5%

Ten Largest U.S. Structured Finance Exposures
As of December 31, 2013

	Net Par Outstanding	Percent of Total U.S. Structured Finance Net Par Outstanding	Rating
	(dollars in millions)
Fortress Credit Opportunities I, LP.	$1,328	2.2%	AA
Synthetic Investment Grade Pooled Corporate CDO	1,188	2.0%	AAA
Stone Tower Credit Funding	994	1.7%	AAA
Synthetic High Yield Pooled Corporate CDO	978	1.7%	AAA
Synthetic Investment Grade Pooled Corporate CDO	767	1.3%	AAA
Synthetic Investment Grade Pooled Corporate CDO	763	1.3%	AAA
Synthetic Investment Grade Pooled Corporate CDO	756	1.3%	AAA
Synthetic Investment Grade Pooled Corporate CDO	745	1.3%	AAA
Synthetic High Yield Pooled Corporate CDO	734	1.2%	AAA
Synthetic Investment Grade Pooled Corporate CDO	655	1.1%	AAA
Total of top ten U.S. structured finance exposures	$8,908	15.1%

Ten Largest Non-U.S. Exposures
As of December 31, 2013

	Net Par Outstanding	Percent of Total Non-U.S. Net Par Outstanding	Rating
	(dollars in millions)
Province of Quebec	$2,386	5.0%	A+
Thames Water Utilities Finance Plc	1,499	3.1%	A-
Sydney Airport Finance Company Pty Limited	1,309	2.7%	BBB
Channel Link Enterprises Finance PLC	978	2.0%	BBB
Southern Gas Networks PLC	893	1.9%	BBB
Societe des Autoroutes du Nord et de l'Est de la France	858	1.8%	BBB+
Capital Hospitals	814	1.7%	BBB-
Campania Region	752	1.6%	BBB-
Artesian Finance II Plc (Southern)	727	1.5%	A-
International Infrastructure Pool	700	1.4%	A-
Total of top ten non-U.S. exposures	$10,916	22.7%

Financial Guaranty Portfolio by Geographic Area

The following table sets forth the geographic distribution of the Company's financial guaranty portfolio.

Geographic Distribution
of Financial Guaranty Portfolio
As of December 31, 2013

	Number of Risks	Net Par Outstanding	Percent of Total Net Par Outstanding
		(dollars in millions)
U.S.:
U.S. Public Finance:
California	1,492	$52,704	11.5%
New York	1,035	28,582	6.2
Pennsylvania	1,059	28,475	6.2
Texas	1,269	27,249	5.9
Illinois	881	24,138	5.3
Florida	422	21,773	4.7
New Jersey	656	14,462	3.2
Michigan	713	14,250	3.1
Georgia	204	9,364	2.0
Ohio	554	8,763	1.9
Other states and U.S. territories	4,517	122,421	26.7
Total U.S. public finance	12,802	352,181	76.7
U.S. Structured finance (multiple states)	963	58,907	12.8
Total U.S.	13,765	411,088	89.5
Non-U.S.:
United Kingdom	115	21,405	4.7
Australia	29	5,598	1.2
Canada	10	3,851	0.8
France	21	3,614	0.8
Italy	10	1,808	0.4
Other	100	11,743	2.6
Total non-U.S.	285	48,019	10.5
Total	14,050	$459,107	100.0%

Selected European Exposure

 Several European countries have experienced significant economic, fiscal and / or political strains such that the likelihood of default on obligations with a nexus to those countries may be higher than the Company anticipated when such factors did not exist. The Company has identified those European countries where it has exposure and where it believes heightened uncertainties exist to be: Greece, Hungary, Ireland, Italy, Portugal and Spain (the “Selected European Countries”). The Company selected these European countries based on its view that their credit fundamentals have weakened as a result of the global financial crisis, as well as on published reports identifying countries that may be experiencing reduced demand for their sovereign debt in the current environment. See “—Selected European Countries” below for an explanation of the circumstances in each country leading the Company to select that country for further discussion.

Direct Economic Exposure to the Selected European Countries

The Company’s direct economic exposure to the Selected European Countries (based on par for financial guaranty contracts and notional amount for financial guaranty contracts accounted for as derivatives) is shown in the following tables, both gross and net of ceded reinsurance:

Gross Direct Economic Exposure
to Selected European Countries(1)
As of December 31, 2013

	Hungary	Ireland	Italy	Portugal	Spain	Total
	(in millions)
Sovereign and sub-sovereign exposure:
Non-infrastructure public finance	$—	$—	$1,372	$114	$441	$1,927
Infrastructure finance	411	—	19	12	159	601
Sub-total	411	—	1,391	126	600	2,528
Non-sovereign exposure:
Regulated utilities	—	—	254	—	—	254
RMBS	234	144	379	—	—	757
Sub-total	234	144	633	—	—	1,011
Total	$645	$144	$2,024	$126	$600	$3,539
Total BIG	$645	$—	$—	$126	$600	$1,371

Net Direct Economic Exposure
to Selected European Countries(1)
As of December 31, 2013

	Hungary	Ireland	Italy	Portugal	Spain	Total
	(in millions)
Sovereign and sub-sovereign exposure:
Non-infrastructure public finance	$—	$—	$1,024	$98	$275	$1,397
Infrastructure finance	384	—	18	12	155	569
Sub-total	384	—	1,042	110	430	1,966
Non-sovereign exposure:
Regulated utilities	—	—	234	—	—	234
RMBS	224	144	315	—	—	683
Sub-total	224	144	549	—	—	917
Total	$608	$144	$1,591	$110	$430	$2,883
Total BIG	$608	$—	$—	$110	$430	$1,148
____________________
(1)                                 While the Company’s exposures are shown in U.S. dollars, the obligations the Company insures are in various currencies, including U.S. dollars, Euros and British pounds sterling. Included in both tables above is $144 million of reinsurance assumed on a 2004 - 2006 pool of Irish residential mortgages that is part of the Company’s remaining legacy mortgage reinsurance business. One of the residential mortgage-backed securities included in the table above includes residential mortgages in both Italy and Germany, and only the portion of the transaction equal to the portion of the original mortgage pool in Italian mortgages is shown in the tables.

As of December 31, 2013, the Company does not guarantee any sovereign bonds of the Selected European Countries, although the payments for many of the non-infrastructure and infrastructure finance credits originate with sovereigns or sub-sovereigns. The exposure shown in the “Non-infrastructure public finance” category is from transactions backed by receivable payments from sub-sovereigns in Italy, Spain and Portugal.

The tables above include the par amount of financial guaranty contracts accounted for as derivatives of $145 million with a fair value of $6 million, net of reinsurance. The Company’s credit derivative transactions are governed by ISDA documentation, and the Company is required to make a loss payment on them only upon the occurrence of one or more defined credit events with respect to the referenced securities or loans.

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

Indirect Exposure to Selected European Countries

The Company has excluded in the exposure tables above its indirect economic exposure to the Selected European Countries through insurance it provides on (a) pooled corporate and (b) commercial receivables transactions. The Company considers economic exposure to a Selected European Country to be indirect when that exposure relates to only a small portion of an insured transaction that otherwise is not related to that Selected European Country.

The Company’s pooled corporate obligations are highly diversified in terms of obligors and, except in the case of TruPS CDOs or transactions backed by perpetual preferred securities, highly diversified in terms of industry. Most pooled corporate obligations are structured to limit exposure to any given obligor and any given non-U.S. country or region. The insured pooled corporate transactions generally benefit from embedded credit enhancement which allows a transaction a certain level of losses in the underlying collateral without causing the Company to pay a claim. Some pooled corporate obligations include investments in companies with a nexus to the Selected European Countries.

The Company’s commercial receivable transactions excluded in the exposure tables above are rail car lease transactions and aircraft lease transactions where some of the lessees have a nexus with the Selected European Countries. Like the pooled corporate transactions, the commercial receivable transactions generally benefit from embedded credit enhancement which allows a transaction a certain level of losses in the underlying collateral without causing the Company to pay a claim.

The following table shows the Company’s indirect economic exposure to the Selected European Countries in pooled corporate obligations and commercial receivable transactions. The amount shown in the table is calculated by multiplying the amount insured by the Company (based on par for financial guaranty contracts and notional amount for financial guaranty contracts accounted for as derivatives) times the percent of the relevant collateral pool reported as having a nexus to the Selected European Countries:

Indirect Exposure to Selected European Countries
As of December 31, 2013

	Greece	Ireland	Italy	Portugal	Spain	Total
	(dollars in millions)
Pooled corporate
Gross par ($ in millions)	$17	$112	$181	$15	$542	$867
Net par ($ in millions)	$17	$96	$165	$15	$488	$781
Average proportion	2.2%	1.6%	2.7%	1.0%	4.9%	3.2%
Commercial receivables
Gross par ($ in millions)	$—	$20	$54	$14	$2	$90
Net par ($ in millions)	$—	$19	$52	$13	$2	$86
Average proportion	—%	4.2%	8.9%	2.4%	1.8%	5.1%

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

Selected European Countries

The Company follows and analyzes public information regarding developments in countries to which the Company has exposure, including the Selected European Countries, and utilizes this information to evaluate risks in its financial guaranty portfolio. Because the Company guarantees payments under its financial guaranty contracts, its analysis is focused primarily on the risk of payment defaults by these countries or obligors in these countries. However, material developments having an economic impact with respect to the Selected European Countries would also impact the fair value of insurance contracts accounted for as derivatives and with a nexus to those countries.

The Republic of Hungary is rated “BB” and “Ba1” by S&P and Moody’s, respectively. The country continues to face significant economic and political challenges. The Company’s sovereign and sub-sovereign exposure to Hungarian credits includes an infrastructure financing dependent on payments by government agencies. The Company rates this exposure ($384 million net par) below investment grade. The Company is closely monitoring developments with respect to the ability and willingness of these entities to meet their payment obligations. The Company’s non-sovereign exposure to Hungary comprises primarily covered mortgage bonds issued by Hungarian banks. The Company rates the covered bonds ($224 million net par) below investment grade.

The Kingdom of Spain is rated “BBB-” by S&P and was upgraded to “Baa2” on February 21, 2014 by Moody’s. While its recession was longer and deeper than most other European countries, there are recent signs that the economic environment in Spain is stabilizing. The Company’s sovereign and sub-sovereign exposure to Spanish credits includes infrastructure financings dependent on payments by sub-sovereigns and government agencies, financings dependent on lease and other payments by sub-sovereigns and government agencies, and an issuance by a regulated utility. The Company rates most ($430 million aggregate net par) of its exposure to sovereign and sub-sovereign credits in Spain below investment grade. The Company is closely monitoring developments with respect to the ability and willingness of these entities to meet their payment obligations.

The Republic of Portugal is rated “BB” and “Ba3” by S&P and Moody's, respectively. The country continues to face difficulties regarding its fiscal imbalances, high indebtedness and the difficult macroeconomic situation but has made progress in terms of fiscal consolidation and structural reforms. The Company’s exposure to sovereign and sub-sovereign Portuguese credits includes financings dependent on lease payments by sub-sovereigns and government agencies and infrastructure financings dependent on payments by sub-sovereigns and government agencies. The Company rates four of these transactions ($110 million aggregate net par) below investment grade. The Company is closely monitoring developments with respect to the ability and willingness of these entities to meet their payment obligations.

The Republic of Ireland is currently rated “BBB+” and “Baa3” by S&P and Moody’s, respectively. Moody’s upgraded its rating from “Ba1” in January 2014, the two main drivers for the upgrade being: (1) the growth potential of the Irish economy, which together with ongoing fiscal consolidation is expected to bring government debt ratios down from their recent peak; and (2) the Irish government's exit from its EU International Monetary Fund support program on schedule, with improved solvency and restored market access. The Company’s exposure to Irish credits includes exposure in a pool of infrastructure financings dependent on payments by a sub-sovereign and mortgage reinsurance on a pool of Irish residential mortgages originated in 2004-2006 left from its legacy mortgage reinsurance business. Only $7 million of the Company’s exposure to Ireland is below investment grade, and it is indirect in non-sovereign pooled corporate transactions.

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

The Hellenic Republic of Greece is rated “B-” and “Caa3” by S&P and Moody’s, respectively. In November, 2013, Moody’s upgraded its rating from “C” reflecting a combination of the significant fiscal consolidation that has taken place under Greece’s structural adjustment program, the improvement in Greece’s medium-term economic outlook, and the significant reduction of the government’s interest burden following previous restructuring. As of December 31, 2013 the Company no longer had any direct economic exposure to Greece, although it does still have small, indirect exposures as described above under "Indirect Exposure to Selected European Countries".

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

Exposure to Puerto Rico

The Company insures general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $5.4 billion net par and $6.8 billion of gross par. The Company rates $5.2 billion net par and $6.5 billion of gross par of that amount BIG. The following table shows the Company’s exposure to general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations as of December 31, 2013.

Net Exposure to Puerto Rico
As of December 31, 2013

	Net Par Outstanding	Internal Rating
	(in millions)
Commonwealth of Puerto Rico - General Obligation Bonds	$1,885	BB
Puerto Rico Highways and Transportation Authority (Transportation revenue)	869	BB-
Puerto Rico Electric Power Authority	860	BB-
Puerto Rico Municipal Finance Authority	450	BB-
Puerto Rico Aqueduct and Sewer Authority	384	BB-
Puerto Rico Highways and Transportation Authority (Highway revenue)	302	BB
Puerto Rico Sales Tax Financing Corporation	268	A-
Puerto Rico Convention Center District Authority	185	BB-
Puerto Rico Public Buildings Authority	139	BB
Puerto Rico Public Finance Corporation	44	B
Government Development Bank for Puerto Rico	33	BB
Puerto Rico Infrastructure Financing Authority	18	BB-
University of Puerto Rico	1	BB-
Total	$5,438	BB

The following table shows the net par and estimated amortization of the general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations insured and rated BIG by the Company. The Company guarantees payments of interest and principal when those amounts are scheduled to be paid and cannot be required to pay on an accelerated basis. The column labeled “Estimated BIG Net Debt Service Amortization” shows the total amount of principal and interest due in the period indicated and represents the maximum net amount the Company would be required to pay on BIG Puerto Rico exposures in a given period assuming the obligors paid nothing on all of those obligations in that period. The column labeled “Estimated BIG Ending Net Debt Service Outstanding” is simply the arithmetic total of all of the principal and interest payments remaining for the remaining life of such obligations, and represents the maximum amount the Company would be required to pay if none of the obligors ever paid anything for the remaining life of the obligations.
BIG Net Par Outstanding
and BIG Net Debt Service Outstanding of Puerto Rico
Amortization Schedule
As of December 31, 2013

	Estimated BIG Net Par Amortization	Estimated BIG Ending Net Par Outstanding	Estimated BIG Net Debt Service Amortization	Estimated BIG Ending Net Debt Service Outstanding
	(in millions)
2013 (as of December 31)		$5,171		$8,547
2014 (January 1 – March 31)	$—	5,171	$66	8,481
2014 (April 1 – June 30)	—	5,171	66	8,415
2014 (July 1 – September 30)	242	4,929	306	8,109
2014 (October 1 – December 31)	—	4,929	63	8,046
2015	364	4,565	608	7,438
2016	289	4,276	515	6,923
2017	208	4,068	421	6,502
2018	160	3,908	363	6,139

2014-2018	1,263	3,908	2,408	6,139
2019-2023	921	2,987	1,780	4,359
2024-2028	979	2,008	1,622	2,737
2029-2033	706	1,302	1,141	1,596
After 2033	1,302	—	1,596	—
Total	$5,171		$8,547

Recent announcements and actions by the Governor and his administration indicate officials of the Commonwealth are focused on measures to help Puerto Rico operate within its financial resources and maintain its access to the capital markets. All Puerto Rico credits insured by the Company are current on their debt service payments, and we expect them to continue to make their debt service payments. Neither Puerto Rico nor its related authorities and public corporations are eligible debtors under Chapter 9 of the U.S. Bankruptcy Code. However, Puerto Rico faces high debt levels, a declining population and an economy that has been in recession since 2006. Puerto Rico has been operating with a structural budget deficit in recent years, and its two largest pension funds are significantly underfunded.

In January 2014 the Company downgraded most of its insured Puerto Rico credits to BIG, reflecting the economic and financial challenges facing the Commonwealth and due to concerns that the rating agencies would downgrade Puerto Rico and limit its access to credit. Subsequently, in February 2014, S&P, Moody's and Fitch Ratings downgraded much of the debt of Puerto Rico and its related authorities and public corporations to BIG, citing various factors including limited liquidity and market access risk. Under the Company's loss estimation process it established an expected loss for its BIG Puerto Rico exposures taking into account estimates of the probability and severity of default of each issuer.

Following their downgrade of Puerto Rico, Moody's formally affirmed their ratings for AGM (A2, stable outlook) and AGC (A3, stable outlook). Moody's also affirmed their ratings for AG Re (Baa1) but changed their outlook for the rating to negative. Similarly, S&P published an analysis of Assured Guaranty's Puerto Rico exposure, which concluded that, following S&P's downgrade of the Commonwealth, Assured Guaranty's stress case capital charge would increase by approximately $65 million and that Assured Guaranty continued to have substantial excess capital.

Financial Guaranty Portfolio by Issue Size

The Company seeks broad coverage of the market by insuring and reinsuring small and large issues alike. The following table sets forth the distribution of the Company's portfolio by original size of the Company's exposure.

Public Finance Portfolio by Issue Size
As of December 31, 2013

Original Par Amount Per Issue	Number of Issues	Net Par Outstanding	% of Public Finance Net Par Outstanding
	(dollars in millions)
Less than $10 million	17,802	$50,930	13.2%
$10 through $50 million	6,640	115,492	29.9%
$50 through $100 million	1,263	69,035	17.9%
$100 million to $200 million	546	61,053	15.8%
$200 million or greater	324	89,669	23.2%
Total	26,575	$386,179	100.0%

Structured Finance Portfolio by Issue Size
As of December 31, 2013

Original Par Amount Per Issue	Number of Issues	Net Par Outstanding	% of Structured Finance Net Par Outstanding
	(dollars in millions)
Less than $10 million	267	$123	0.2%
$10 through $50 million	482	6,499	8.9%
$50 through $100 million	154	5,824	8.0%
$100 million to $200 million	216	15,032	20.6%
$200 million or greater	225	45,450	62.3%
Total	1,344	$72,928	100.0%

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

Exposure by Reinsurer

	Ratings at		Par Outstanding
	February 24, 2014		As of December 31, 2013
Reinsurer	Moody’s Reinsurer Rating	S&P Reinsurer Rating	Ceded Par Outstanding(1)	Second-to- Pay Insured Par Outstanding	Assumed Par Outstanding
	(dollars in millions)
American Overseas Reinsurance Company Limited (f/k/a Ram Re)	WR (2)	WR	$8,331	$—	$30
Tokio Marine & Nichido Fire Insurance Co., Ltd.	Aa3 (3)	AA- (3)	7,279	—	—
Radian Asset Assurance Inc.	Ba1	B+	4,709	38	1,082
Syncora Guarantee Inc.	WR	WR	4,201	1,771	162
Mitsui Sumitomo Insurance Co. Ltd.	A1	A+ (3)	2,144	—	—
ACA Financial Guaranty Corp.	NR (5)	WR	809	5	9
Swiss Reinsurance Co.	Aa3	AA-	346	—	—
Ambac Assurance Corporation (4)	WR	WR	85	6,118	17,859
CIFG Assurance North America Inc.	WR	WR	2	178	5,048
MBIA Inc.	(4)	(4)	—	10,292	7,386
Financial Guaranty Insurance Co.	WR	WR	—	2,329	1,315
Other	Various	Various	882	2,099	46
Total			$28,788	$22,830	$32,937
 ____________________

(1)	Includes $3,172 million in ceded par outstanding related to insured credit derivatives.

(2)    Represents “Withdrawn Rating.”

(3)    The Company has structural collateral agreements satisfying the triple-A credit requirement of S&P and/or Moody’s.

(4)	MBIA Inc. includes various subsidiaries which are rated A and B by S&P and Baa1, B1 and B3 by Moody’s. Ambac Assurance Corporation includes policies in their general and segregated account.

(5)    Represents “Not Rated.”

In accordance with U.S. statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. All of the unauthorized reinsurers in the table above post collateral for the benefit of the Company in an amount at least equal to the sum of their ceded unearned premium reserve, loss reserves and contingency reserves all calculated on a statutory basis of accounting. In addition, certain authorized reinsurers in the table above post collateral on terms negotiated with the Company. Collateral may be in the form of letters of credit or trust accounts. The total collateral posted by all non-affiliated reinsurers as of December 31, 2013 is approximately $658 million.

Exposure to Residential Mortgage-Backed Securities

The tables below provide information on the risk ratings and certain other risk characteristics of the Company’s financial guaranty insurance and credit derivative RMBS exposures as of December 31, 2013. U.S. RMBS exposures represent 3% of the total net par outstanding and BIG U.S. RMBS represent 34% of total BIG net par outstanding. The tables presented provide information with respect to the underlying performance indicators of this book of business. See Note 6, Expected Loss to be Paid, of the Financial Statements and Supplementary Data, for a discussion of expected losses to be paid on U.S. RMBS exposures.

Net par outstanding in the following tables is based on values as of December 31, 2013. Previously, the Company had included securities purchased for loss mitigation purposes in its invested assets portfolio and its financial guaranty insured portfolio. Beginning in the third quarter of 2013, the Company excludes such loss mitigation securities from its disclosure about its financial guaranty insured portfolio (unless otherwise indicated); it has taken this approach as of both December 31, 2013 and December 31, 2012. In addition, under the terms of certain credit derivative contracts, the referenced obligations in such contracts have been delivered to the Company and they therefore are included in the investment portfolio. Such amounts are still included in the financial guaranty insured portfolio and totaled $195 million and $220 million in gross par outstanding as of December 31, 2013 and 2012, respectively. All performance information such as pool factor, subordination, cumulative losses and delinquency is based on December 31, 2013 information obtained from third parties and/or provided by the trustee and may be subject to revision as updated or additional information is obtained.

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

U.S. Prime First Lien in the tables below includes primarily prime first lien plus an insignificant amount of other miscellaneous RMBS transactions.

Distribution of U.S. RMBS by Internal Rating and Type of Exposure as of December 31, 2013

Ratings (1):	Prime First Lien	Closed End Second Lien	HELOC	Alt-A First Lien	Option ARM	Subprime First Lien	Total Net Par Outstanding
	(in millions)
AAA	$1	$0	$20	$218	$4	$2,210	$2,453
AA	98	98	99	407	290	1,675	2,668
A	1	0	9	12	21	146	189
BBB	38	—	254	224	23	155	694
BIG	402	146	1,897	2,728	598	1,945	7,717
Total exposures	$541	$244	$2,279	$3,590	$937	$6,130	$13,721
____________________

(1)
In the third quarter of 2013, the Company adjusted its approach to assigning internal ratings. See "Refinement of Approach to Internal Credit Ratings and Surveillance Categories" in Note 3, Outstanding Exposure, of the Financial Statements and Supplementary Data.

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of December 31, 2013

Year insured:	Prime First Lien	Closed End Second Lien	HELOC	Alt-A First Lien	Option ARM	Subprime First Lien	Total Net Par Outstanding
	(in millions)
2004 and prior	$22	$1	$191	$76	$25	$1,213	$1,527
2005	162	—	556	528	43	200	1,490
2006	92	52	692	317	76	2,486	3,715
2007	264	192	839	1,663	737	2,157	5,852
2008	—	—	—	1,005	56	73	1,135
Total exposures	$541	$244	$2,279	$3,590	$937	$6,130	$13,721

Distribution of U.S. RMBS by Internal Rating(1) and Year Insured as of December 31, 2013

Year insured:	AAA Rated	AA Rated	A Rated	BBB Rated	BIG Rated	Total
	(dollars in millions)
2004 and prior	$978	$124	$41	$69	$315	$1,527
2005	103	177	2	90	1,118	1,490
2006	1,292	1,211	80	110	1,022	3,715
2007	9	1,099	66	425	4,254	5,852
2008	71	56	—	—	1,008	1,135
Total exposures	$2,453	$2,668	$189	$694	$7,717	$13,721
% of total	17.9%	19.4%	1.4%	5.1%	56.2%	100.0%
____________________

(1)
In the third quarter of 2013, the Company adjusted its approach to assigning internal ratings. See "Refinement of Approach to Internal Credit Ratings and Surveillance Categories" in Note 3, Outstanding Exposure, of the Financial Statements and Supplementary Data.

Distribution of Financial Guaranty Direct U.S. RMBS
Insured January 1, 2005 or Later by Exposure Type, Average Pool Factor, Subordination,
Cumulative Losses and 60+ Day Delinquencies as of December 31, 2013

U.S. Prime First Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$159	22.4%	5.4%	2.6%	12.2%	6
2006	92	45.9%	8.3%	0.9%	18.8%	1
2007	264	32.6%	2.3%	6.8%	18.2%	1
2008	—	—%	—%	—%	—%	—
Total	$516	31.8%	4.3%	4.5%	16.5%	8

U.S. Closed End Second Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$—	—%	—%	—%	—%	—
2006	43	10.3%	—%	60.8%	4.6%	1
2007	192	12.0%	—%	70.3%	6.0%	8
2008	—	—%	—%	—%	—%	—
Total	$235	11.7%	—%	68.6%	5.7%	9

U.S. HELOC

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$518	11.0%	3.3%	18.8%	4.9%	5
2006	677	19.6%	4.3%	38.8%	3.9%	7
2007	839	24.3%	1.9%	40.4%	3.4%	8
2008	—	—%	—%	—%	—%	—
Total	$2,034	19.4%	3.0%	34.4%	3.9%	20

U.S. Alt-A First Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$526	23.4%	8.8%	7.7%	17.0%	20
2006	317	29.0%	0.0%	22.7%	37.0%	7
2007	1,663	36.8%	0.6%	18.5%	28.2%	11
2008	1,005	34.9%	13.1%	17.2%	25.7%	5
Total	$3,512	33.6%	5.3%	16.9%	26.6%	43

U.S. Option ARMs

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$38	15.2%	11.8%	10.4%	16.2%	2
2006	71	26.6%	—%	19.4%	30.8%	5
2007	737	36.1%	0.9%	23.0%	29.4%	11
2008	56	37.9%	49.7%	17.8%	23.0%	1
Total	$902	34.6%	4.3%	21.8%	28.5%	19

U.S. Subprime First Lien

Year insured:	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
2005	$192	32.7%	15.3%	9.6%	26.9%	3
2006	2,481	17.4%	62.4%	20.5%	31.5%	4
2007	2,157	39.6%	8.2%	28.3%	40.0%	13
2008	73	50.6%	13.5%	24.3%	28.8%	1
Total	$4,904	28.3%	36.0%	23.5%	35.1%	21

Liquidity and Capital Resources

Liquidity Requirements and Sources -- AGL and its Holding Company Subsidiaries

The liquidity of AGL, AGUS and AGMH is largely dependent on dividends from their operating subsidiaries and their access to external financing. The liquidity requirements of these entities include the payment of operating expenses, interest on debt issued by AGUS and AGMH, and dividends on AGL's common shares. AGL and its holding company subsidiaries may also require liquidity to make periodic capital investments in their operating subsidiaries or, in the case of AGL, to repurchase its common shares pursuant to its share repurchase authorization. In the ordinary course of business, the Company evaluates its liquidity needs and capital resources in light of holding company expenses and dividend policy, as well as rating agency considerations. The Company also subjects its cash flow projections and its assets to a stress test, maintaining a liquid asset balance of one time its stressed operating company net cash flows. Management believes that AGL will have sufficient liquidity to satisfy its needs over the next twelve months.

AGL and Holding Company Subsidiaries
Significant Cash Flow Items

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Dividends and return of capital from subsidiaries	$424	$286	$166
Proceeds from issuance of common shares	—	173	—
Dividends paid to AGL shareholders	(75)	(69)	(33)
Repurchases of common shares	(264)	(24)	(23)
Interest paid	(70)	(77)	(85)
Acquisition of MAC, net of cash acquired	—	(91)	—
Loans from subsidiaries	—	173	—
Payment of long-term debt	(7)	(173)	—

Dividends

The Company anticipates that for the next twelve months, amounts paid by AGL’s direct and indirect insurance company subsidiaries as dividends or other distributions will be a major source of its liquidity. The insurance company subsidiaries’ ability to pay dividends depends upon their financial condition, results of operations, cash requirements, and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their states of domicile. Dividend restrictions applicable to AGC and AGM, and to AG Re and AGRO, are described under the "Regulation -- United States -- State Dividend Limitations" and "Regulation -- Bermuda -- Restrictions on Dividends and Distributions" sections of “Item 1. Business.”

•
Under Maryland's insurance law, AGC may, with prior notice to the Maryland insurance commissioner, pay an ordinary dividend that, together with all dividends paid in the prior 12 months, does not exceed 10% of its policyholders' surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. The maximum amount available during 2014 for AGC to pay ordinary dividends to AGUS, after giving effect to dividends paid in the prior 12 months, will be approximately $69 million.

•
Under New York's insurance law, AGM may only pay dividends out of "earned surplus" and may pay dividends without the prior approval of the New York Superintendent that, together with all dividends paid in the prior 12 months, does not exceed 10% of its policyholders' surplus (as of its last annual or quarterly statement filed with the New York Superintendent) or 100% of its adjusted net investment income during that period. The maximum amount available during 2014 for AGM to pay dividends to AGMH without regulatory approval, after giving effect to dividends paid in the prior 12 months, will be approximately $173 million.

•
AG Re, based on regulatory capital requirements, has $600 million in excess capital and surplus. However, dividends are paid out of an insurer's statutory surplus and cannot exceed that surplus; AG Re's outstanding statutory surplus is $278 million. In addition, annual dividends cannot exceed 25% of total statutory capital and surplus, which is $281 million, without AG Re certifying to the Bermuda Monetary Authority that it will continue to meet required margins. As of December 31, 2013, AG Re had unencumbered assets of approximately $238 million. Such amount will fluctuate during the quarter based upon factors including the market value of previously posted assets and additional ceded reserves, if any.

Generally, dividends paid by a U.S. company to a Bermuda holding company are subject to a 30% withholding tax. After AGL became tax resident in the United Kingdom, as described in the "Tax Matters" section of "Item 1 Business," it became subject to the tax rules applicable to companies resident in the U.K., including the benefits afforded by the U.K.’s tax treaties. The income tax treaty between the U.K. and the U.S. reduces or eliminates the U.S. withholding tax on certain U.S. sourced investment income (to 5% or 0%), including dividends from U.S. subsidiaries to U.K. resident persons entitled to the benefits of the treaty.

Dividends and Surplus Notes
By Principal Insurance Company Subsidiaries

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Dividends paid by AGC to AGUS	$67	$55	$30
Dividends paid by AGM to AGMH	163	30	—
Dividends paid by AG Re to AGL	144	151	86
Repayment of surplus note by AGM to AGMH	50	50	50
Issuance of surplus notes by MAC to AGM and MAC Holdings	(400)	—	—

External Financing

From time to time, AGL and its subsidiaries have sought external debt or equity financing in order to meet their obligations. External sources of financing may or may not be available to the Company, and if available, the cost of such financing may not be acceptable to the Company.

Intercompany Loans

From time to time, AGL and its subsidiaries have entered into intercompany loan facilities. For example, on October 25, 2013, AGL, as borrower, and AGUS, as lender, entered into a revolving credit facility pursuant to which AGL may, from time to time, borrow up to $225 million in the aggregate from AGUS for general corporate purposes. Such commitment terminates on October 25, 2018 (the “loan termination date”). The unpaid principal amount of each loan will bear interest at a fixed rate equal to 100% of the then applicable Federal short-term or mid-term interest rate, as the case may be, as determined under Internal Revenue Code Sec. 1274(d), and interest on all loans will be computed for the actual number of days elapsed on the basis of a year consisting of 360 days. Accrued interest on all loans will be paid on the last day of each June and December, beginning on December 31, 2013, and at maturity. AGL must repay the then unpaid principal amounts of the loans by the third anniversary of the loan termination date. No amounts are currently outstanding under the credit facility.

In addition, in connection with the acquisition of MAC, AGUS entered into a loan agreement with its affiliate AGRO in 2012 to borrow $90 million in order to fund the purchase price. That loan remained outstanding as of December 31, 2013. Furthermore, AGUS obtained the following funds from its subsidiaries in 2012 to complete the remarketing of the $172.5 million principal amount of 8.50% Senior Notes due 2012 that it had issued in 2009 in connection with the acquisition of

AGHM: (1) $82.5 million loaned from its affiliate AGBM, (2) $50 million in dividends from AGMH, and (3) $40 million in dividends from AGC. The $82.5 million loan was repaid in full in July 2013 with a combination of the outstanding common stock of MAC and cash.

Available Cash and Short-Term Investments

As of December 31, 2013, AGL had $33 million in cash and short-term investments with a weighted average duration of 0.1 years. AGUS and AGMH had a total of $113 million in cash, short-term investments and common stock and $115 million in fixed-maturity securities with weighted average duration of 1.5 years.

Liquidity Requirements and Sources -- Insurance Company Subsidiaries

Liquidity of the insurance company subsidiaries is primarily used to pay for:

•	operating expenses,

•	claims on the insured portfolio,

•	posting of collateral in connection with credit derivatives and reinsurance transactions,

•	reinsurance premiums,

•	dividends to AGL, AGUS and/or AGMH, as applicable,

•	principal paydown on surplus notes issued, and

•	capital investments in their own subsidiaries, where appropriate.

Management believes that its subsidiaries’ liquidity needs for the next twelve months can be met from current cash, short-term investments and operating cash flow, including premium collections and coupon payments as well as scheduled maturities and paydowns from their respective investment portfolios. The Company targets a balance of its most liquid assets including cash and short-term securities, Treasuries, agency RMBS and pre-refunded municipal bonds equal to 1.5 times its projected operating company cash flow needs over the next four quarters. The Company intends to hold and has the ability to hold temporarily impaired debt securities until the date of anticipated recovery.

Beyond the next twelve months, the ability of the operating subsidiaries to declare and pay dividends may be influenced by a variety of factors, including market conditions, insurance regulations and rating agency capital requirements and general economic conditions.

Insurance policies issued provide, in general, that payments of principal, interest and other amounts insured may not be accelerated by the holder of the obligation. Amounts paid by the Company therefore are typically in accordance with the obligation’s original payment schedule, unless the Company accelerates such payment schedule, at its sole option. CDS may provide for acceleration of amounts due upon the occurrence of certain credit events, subject to single-risk limits specified in the insurance laws of the State of New York. These constraints prohibit or limit acceleration of certain claims according to Article 69 of the New York Insurance Law and serve to reduce the Company’s liquidity requirements.

 Payments made in settlement of the Company’s obligations arising from its insured portfolio may, and often do, vary significantly from year-to-year, depending primarily on the frequency and severity of payment defaults and whether the Company chooses to accelerate its payment obligations in order to mitigate future losses.

Claims Paid (Recovered)

	Year Ended December 31,
	2013	2012	2011

Claims paid before R&W recoveries, net of reinsurance	$705	$1,326	$1,142
R&W recoveries	(954)	(459)	(1,059)
Claims paid (recovered), net of reinsurance(1)	$(249)	$867	$83
____________________

(1)
Includes amounts paid and recovered on consolidated FG VIEs as follows: $189 million in recoveries in 2013, $38 million in recoveries in 2012, and $200 million in payments for 2011. Claims recovered include invested assets received as part of a restructuring. See Note 6, Expected Loss to be Paid, of the Financial Statements and Supplementary Data.

The Company has exposure to infrastructure transactions with refinancing risk as to which the Company may need to make claim payments that it did not anticipate paying when the policies were issued. Although the Company may not experience ultimate loss on a particular transaction, the aggregate amount of the claim payments may be substantial and reimbursement may not occur for an extended time, if at all. As of December 31, 2013, the Company's insured exposure to such transactions was approximately $3.0 billion. The Company generally projects that in most scenarios it will be fully reimbursed for claim payments it makes on such exposure. However, the recovery of the payments is uncertain and may take a long time, ranging from 10 to 35 years, depending on the transaction and the performance of the underlying collateral. For the Company's two largest transactions with significant refinancing risk, assuming no refinancing of the insured obligations, the Company estimates, based on certain performance assumptions, that total claims could be $1.8 billion on a gross basis; such claims would be payable from 2017 through 2022.

In addition, the Company has net par exposure of $5.4 billion to the Commonwealth of Puerto Rico, of which $5.2 billion net par is rated BIG by the Company. Although the Commonwealth has not defaulted on any of its debt, it faces significant challenges, including high debt levels, a declining population and an economy that has been in recession since 2006. In February 2014, S&P, Moody's and Fitch Ratings downgraded much of the debt of Puerto Rico and its related authorities and public corporations to below investment grade, citing various factors including limited liquidity and market access risk. Information regarding the Company's exposure to the Commonwealth of Puerto Rico and its related authorities and public corporations is set forth in "Insured Portfolio-Exposure to Puerto Rico" above.

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

Consolidated Cash Flows

Consolidated Cash Flow Summary

	Year Ended December 31,
	2013	2012	2011

Net cash flows provided by (used in) operating activities	$244	$(165)	$676
Net cash flows provided by (used in) investing activities	681	943	561
Net cash flows provided by (used in) financing activities	(878)	(856)	(1,132)
Effect of exchange rate changes	(1)	1	2
Cash at beginning of period	138	215	108
Total cash at the end of the period	$184	$138	$215

Claims paid on consolidated FG VIEs are presented in the consolidated cash flow statements as a component of paydowns on FG VIE liabilities in financing activities as opposed to operating activities. Excluding consolidated FG VIEs, cash inflows from operating activities in 2013 compared to cash outflows for 2012 were mainly due to lower claim payments (net of R&W recoveries), partially offset by lower premiums due to lower business production and higher taxes in 2013. Excluding consolidated FG VIEs, cash outflows from operating activities for 2012 compared to cash inflows for 2011 were mainly due higher net claim payments in 2012, offset in part by cash received on two commutations of $190 million. Losses paid in 2012 include claims related to Greek sovereign exposures. Cash inflows from operating activities in 2011 were due mainly to cash proceeds received from the Company's settlement agreement with Bank of America.

Investing activities were primarily net sales (purchases) of fixed-maturity and short-term investment securities. Investing cash flows in 2013, 2012 and 2011 include inflows of $663 million, $545 million and $760 million for FG VIEs, respectively. The 2013 amount also include proceeds from sales of third party surplus notes and other invested assets. In 2012 the Company paid $91 million to acquire MAC and received $56 million from a payment of a note receivable.

Financing activities consisted primarily of paydowns of FG VIE liabilities. Financing cash flows in 2013, 2012 and 2011 include outflows of $511 million, $724 million and $1,053 million for FG VIEs, respectively.

In 2013, the Company paid $264 million to repurchase 12.5 million common shares; in 2012, the Company paid $24 million to repurchase 2.1 million common shares; and in 2011, the Company paid $23 million to repurchase 2.0 million common shares.     As of December 31, 2013, the Company is authorized to repurchase $400 million common shares. For more information about the Company's share repurchase authorization and the amounts it repurchased in 2013, see Note 19, Shareholders' Equity, of the Financial Statements and Supplementary Data.

Commitments and Contingencies

Leases

AGL and its subsidiaries are party to various lease agreements. The principal executive offices of AGL and AG Re consist of approximately 8,250 square feet of office space located in Hamilton, Bermuda; the lease for this space expires in April 2015. The principal place of business of AGM, AGC, MAC and the Company's other U.S. based subsidiaries is located in New York City, where the Company leases approximately 110,000 square feet of office space under an agreement that expires in April 2026. In addition, the Company occupies another approximately 21,000 square feet of office space in London and Sydney, and two offices in San Francisco and Irvine, California; those leases expire at various dates through 2016. See “–Contractual Obligations” for lease payments due by period. Rent expense was $9.9 million in 2013, $10.0 million in 2012 and $10.7 million in 2011.

Long-Term Debt Obligations

The principal outstanding and interest paid on long-term debt issued by AGUS and AGMH were as follows:

Principal Outstanding
and Interest Paid on Long-Term Debt

	Principal Amount		Interest Paid
	As of December 31,		Year Ended December 31,
	2013	2012	2013	2012	2011
	(in millions)
AGUS:
7.0% Senior Notes	$200	$200	$14	$14	$14
8.50% Senior Notes(1)	—	—	—	7	15
Series A Enhanced Junior Subordinated Debentures	150	150	10	10	10
Total AGUS	350	350	24	31	39
AGMH(1):
67/8% QUIBS	100	100	7	7	7
6.25% Notes	230	230	14	14	14
5.60% Notes	100	100	6	6	6
Junior Subordinated Debentures	300	300	19	19	19
Total AGMH	730	730	46	46	46
AGM(2):
Notes Payable	34	61	6	8	7
Total AGM	34	61	6	8	7
Total	$1,114	$1,141	$76	$85	$92
 ____________________
(1)                                 On June 1, 2012, AGUS retired all of the 8.5% Senior Notes. See Note 17, Long-Term Debt and Credit Facilities, of the Financial Statements and Supplementary Data.

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

In addition, AGL guarantees, on a junior subordinated basis, AGUS’s Series A, Enhanced Junior Subordinated Debentures and AGMH’s outstanding Junior Subordinated Debentures.

7.0% Senior Notes issued by AGUS.  On May 18, 2004, AGUS issued $200 million of 7.0% senior notes due 2034 (“7.0% Senior Notes”) for net proceeds of $197 million. Although the coupon on the Senior Notes is 7.0%%, the effective rate is approximately 6.4%%, taking into account the effect of a cash flow hedge.

Series A Enhanced Junior Subordinated Debentures issued by AGUS.  On December 20, 2006, AGUS issued $150 million of the Debentures due 2066. The Debentures pay a fixed 6.4% rate of interest until December 15, 2016, and thereafter pay a floating rate of interest, reset quarterly, at a rate equal to three month London Interbank Offered Rate ("LIBOR") plus a margin equal to 2.38%. AGUS may select at one or more times to defer payment of interest for one or more consecutive periods for up to ten years. Any unpaid interest bears interest at the then applicable rate. AGUS may not defer interest past the maturity date.

6 7/8% QUIBS issued by AGMH.  On December 19, 2001, AGMH issued $100 million face amount of 6 7/8% QUIBS due December 15, 2101, which are callable without premium or penalty.

6.25% Notes issued by AGMH.  On November 26, 2002, AGMH issued $230 million face amount of 6.25% Notes due November 1, 2102, which are callable without premium or penalty in whole or in part.

5.60% Notes issued by AGMH.  On July 31, 2003, AGMH issued $100 million face amount of 5.60% Notes due July 15, 2103, which are callable without premium or penalty in whole or in part.

Junior Subordinated Debentures issued by AGMH.  On November 22, 2006, AGMH issued $300 million face amount of Junior Subordinated Debentures with a scheduled maturity date of December 15, 2036 and a final repayment date of December 15, 2066. The final repayment date of December 15, 2066 may be automatically extended up to four times in five-year increments provided certain conditions are met. The debentures are redeemable, in whole or in part, at any time prior to December 15, 2036 at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, the make-whole redemption price. Interest on the debentures will accrue from November 22, 2006 to December 15, 2036 at the annual rate of 6.40%. If any amount of the debentures remains outstanding after December 15, 2036, then the principal amount of the outstanding debentures will bear interest at a floating interest rate equal to one-month LIBOR plus 2.215% until repaid. AGMH may elect at one or more times to defer payment of interest on the debentures for one or more consecutive interest periods that do not exceed ten years. In connection with the completion of this offering, AGMH entered into a replacement capital covenant for the benefit of persons that buy, hold or sell a specified series of AGMH long-term indebtedness ranking senior to the debentures. Under the covenant, the debentures will not be repaid, redeemed, repurchased or defeased by AGMH or any of its subsidiaries on or before the date that is twenty years prior to the final repayment date, except to the extent that AGMH has received proceeds from the sale of replacement capital securities. The proceeds from this offering were used to pay a dividend to the shareholders of AGMH.

Notes Payable issued by AGM. In order to mitigate certain financial guaranty insurance losses, special purpose entities that AGM consolidates ("refinancing vehicles") borrowed funds from the former AGMH subsidiaries that conducted AGMH’s Financial Products Business (the “Financial Products Companies”). The Company refers to such debt as the "Notes Payable." The Financial Products Companies issued guaranteed investment contracts that AGM insured, and loaned the proceeds to the refinancing vehicles. The refinancing vehicles used the proceeds from the Notes Payable to purchase certain obligations insured by AGM or collateral underlying such obligations and reimbursed AGM for its claim payments, in exchange for AGM assigning to the refinancing vehicles certain of its rights against the trusts in the applicable transactions.

Recourse Credit Facility

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment.If all the leases were to terminate early and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $1.5 billion as of December 31, 2013. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. It is difficult to determine the probability that AGM will have to pay strip provider claims or the likely aggregate amount of such claims. At December 31, 2013, approximately $1.2 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

On July 1, 2009, AGM and Dexia Crédit Local S.A. (“DCL”), acting through its New York Branch (“Dexia Crédit Local (NY)”), entered into a credit facility (the “Strip Coverage Facility”). Under the Strip Coverage Facility, Dexia Crédit Local (NY) agreed to make loans to AGM to finance all draws made by lessors on AGM strip policies that were outstanding as of November 13, 2008, up to the commitment amount. The commitment amount of the Strip Coverage Facility was $1 billion at closing of the AGMH Acquisition but is scheduled to amortize over time. As of December 31, 2013, the maximum commitment amount of the Strip Coverage Facility had amortized to approximately $968 million and as of February 1, 2014, such maximum commitment amount had amortized further to approximately $960 million. On February 7, 2014, AGM reduced the maximum commitment amount by $460 million to approximately $500 million, after taking into account its experience with its exposure to leveraged lease transactions to date.

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

The Strip Coverage Facility’s financial covenants require that AGM and its subsidiaries maintain a maximum debt-to-capital ratio of 30% and maintain a minimum net worth of 75% of consolidated net worth as of July 1, 2009, plus, starting July 1, 2014, (i) 25% of the aggregate consolidated net income (or loss) for the period beginning July 1, 2009 and ending on June 30, 2014 or, (2) zero, if the commitment amount has been reduced to $750 million as described above. The Company is in compliance with all financial covenants as of December 31, 2013.

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

As of December 31, 2013, no amounts were outstanding under this facility, nor have there been any borrowings during the life of this facility.

Committed Capital Securities

Each of AGC and AGM have issued $200 million of committed capital securities pursuant to transactions in which AGC CCS or AGM’s Committed Preferred Trust Securities (the “AGM CPS”), as applicable, were issued by custodial trusts created for the primary purpose of issuing such securities, investing the proceeds in high-quality assets and providing put options to AGC or AGM, as applicable. The put options allow AGC and AGM to issue non-cumulative redeemable perpetual preferred securities to the trusts in exchange for cash. For both AGC and AGM, four initial trusts were created, each with an initial aggregate face amount of $50 million. The Company does not consider itself to be the primary beneficiary of the trusts for either the AGC or AGM committed capital securities and the trusts are not consolidated in Assured Guaranty's financial statements.

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

AGM Committed Capital Securities. AGM entered into separate put agreements with four custodial trusts with respect to its committed capital securities in June 2003. The AGM put options have not been exercised through the date of this filing. AGM pays a floating put premium to the trusts, which represents the difference between the commercial paper yield and the winning auction rate (plus all fees and expenses of the trust). If an auction does not attract sufficient clearing bids, however, the auction rate is subject to a maximum rate of one-month LIBOR plus 200 basis points for the next succeeding distribution period. Beginning in August 2007, the AGM committed capital securities required the maximum rate for each of the relevant trusts. AGM continues to have the ability to exercise its put option and cause the related trusts to purchase AGM Preferred Stock.

Contractual Obligations

The following table summarizes the Company's obligations under its contracts, including debt and lease obligations, and also includes estimated claim payments, based on its loss estimation process, under financial guaranty policies it has issued.

	As of December 31, 2013
	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
	(in millions)
Long-term debt:
7.0% Senior Notes	$14	$28	$28	$415	$485
Series A Enhanced Junior Subordinated Debentures	10	19	19	610	658
6 7/8% QUIBS	7	14	14	670	705
6.25% Notes	14	29	29	1,436	1,508
5.60% Notes	6	11	11	573	601
Junior Subordinated Debentures	19	38	38	1,223	1,318
Notes Payable	13	15	11	0	39
Operating lease obligations(1)	8	16	15	59	98
Other compensation plans(3)	17	1	—	—	18
Estimated financial guaranty claim payments(2)	389	703	159	1,913	3,164
Total	$497	$874	$324	$6,899	$8,594
 ____________________

(1)	Operating lease obligations exclude escalations in building operating costs and real estate taxes.

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

(3)
Amount excludes approximately $47 million of liabilities under various supplemental retirement plans, which are fair valued and payable at the time of termination of employment by either employer or employee. Amount also excludes approximately $38 million of liabilities under AGL 2004 long term incentive plan, which are fair valued and payable at the time of termination of employment by either employer or employee with change of control. Given the nature of these awards, we are unable to determine the year in which they will be paid.

Investment Portfolio

The Company’s principal objectives in managing its investment portfolio are to preserve the highest possible ratings for each operating company; to manage investment risk within the context of the underlying portfolio of insurance risk; to maintain sufficient liquidity to cover unexpected stress in the insurance portfolio; and to maximize after-tax net investment income.

Fixed-Maturity Securities and Short-Term Investments

The Company’s fixed-maturity securities and short-term investments had a duration of 4.9 years as of December 31, 2013 and 4.3 years as of December 31, 2012. Generally, the Company’s fixed-maturity securities are designated as available-for-sale. For more information about the Investment Portfolio and a detailed description of the Company’s valuation of investments see Note 11, Investments and Cash, of the Financial Statements and Supplementary Data.

Fixed-Maturity Securities and Short-Term Investments
by Security Type

	As of December 31, 2013		As of December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	$4,899	$5,079	$5,153	$5,631
U.S. government and agencies	674	700	732	794
Corporate securities	1,314	1,340	930	1,010
Mortgage-backed securities(1):
RMBS	1,160	1,122	1,281	1,266
CMBS	536	549	482	520
Asset-backed securities	605	608	482	531
Foreign government securities	300	313	286	304
Total fixed-maturity securities	9,488	9,711	9,346	10,056
Short-term investments	904	904	817	817
Total fixed-maturity and short-term investments	$10,392	$10,615	$10,163	$10,873
 ____________________

(1)	Government-agency obligations were approximately 50% of mortgage backed securities as of December 31, 2013 and 61% as of December 31, 2012, based on fair value.

The following tables summarize, for all fixed-maturity securities in an unrealized loss position as of December 31, 2013 and December 31, 2012, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2013

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$781	$(39)	$5	$0	$786	$(39)
U.S. government and agencies	173	(6)	—	—	173	(6)
Corporate securities	401	(18)	3	0	404	(18)
Mortgage-backed securities:
RMBS	414	(21)	186	(51)	600	(72)
CMBS	121	(4)	—	—	121	(4)
Asset-backed securities	196	(2)	42	(5)	238	(7)
Foreign government securities	54	(1)	1	0	55	(1)
Total	$2,140	$(91)	$237	$(56)	$2,377	$(147)
Number of securities		425		33		458
Number of securities with OTTI		13		11		24

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2012

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$79	$(11)	$—	$—	$79	$(11)
U.S. government and agencies	62	0	—	—	62	0
Corporate securities	25	0	—	—	25	0
Mortgage-backed securities:					—	—
RMBS	108	(19)	121	(58)	229	(77)
CMBS	5	0	—	—	5	0
Asset-backed securities	16	0	35	(10)	51	(10)
Foreign government securities	8	0	—	—	8	0
Total	$303	$(30)	$156	$(68)	$459	$(98)
Number of securities		58		16		74
Number of securities with OTTI		5		6		11

Of the securities in an unrealized loss position for 12 months or more as of December 31, 2013, eleven securities had an unrealized loss greater than 10% of book value. The total unrealized loss for these securities as of December 31, 2013 was $52 million. The Company has determined that the unrealized losses recorded as of December 31, 2013 are yield related and not the result of other-than-temporary impairment.

Changes in interest rates affect the value of the Company’s fixed maturity portfolio. As interest rates fall, the fair value of fixed-maturity securities increases and as interest rates rise, the fair value of fixed-maturity securities decreases. The Company’s portfolio of fixed-maturity securities consists primarily of high-quality, liquid instruments.

The amortized cost and estimated fair value of the Company’s available-for-sale fixed-maturity securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of December 31, 2013

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$272	$275
Due after one year through five years	1,662	1,734
Due after five years through 10 years	2,420	2,505
Due after 10 years	3,438	3,526
Mortgage-backed securities:
RMBS	1,160	1,122
CMBS	536	549
Total	$9,488	$9,711

The following table summarizes the ratings distributions of the Company’s investment portfolio as of December 31, 2013 and December 31, 2012. Ratings reflect the lower of the Moody’s and S&P classifications, except for bonds purchased for loss mitigation or risk management strategies, which use Assured Guaranty’s internal ratings classifications.

Distribution of
Fixed-Maturity Securities by Rating

Rating	As of December 31, 2013	As of December 31, 2012
AAA	16.5%	18.5%
AA	57.5	61.3
A	17.6	14.3
BBB	0.9	0.4
BIG(1)	7.5	5.5
Total	100.0%	100.0%
____________________

(1)	Comprised primarily of loss mitigation and other risk management assets. See Note 11, Investments and Cash, of the Financial Statements and Supplementary Data.

The following table presents the fair value of securities with third-party guaranties.

Summary of Investments with
Third-Party Guaranties (1)
at Fair Value

Guarantor	As of December 31, 2013
(in millions)
National Public Finance Guarantee Corporation	$461
Ambac Assurance Corporation	455
CIFG Assurance North America Inc.	19
Berkshire Hathaway Assurance Corporation	5
Syncora Guarantee Inc.	3
Total	$943
___________________

(1)	99.2% of these securities had investment grade ratings based on the lower of Moody’s and S&P.

Under agreements with its cedants and in accordance with statutory requirements, the Company maintains fixed-maturity securities and cash in trust accounts for the benefit of reinsured companies, which amounted to $377 million and $368 million as of December 31, 2013 and December 31, 2012, respectively, based on fair value. In addition, to fulfill state licensing requirements, the Company has placed on deposit eligible securities of $19 million and $27 million as of December 31, 2013 and December 31, 2012, respectively.

Under certain derivative contracts, the Company is required to post eligible securities as collateral. The need to post collateral under these transactions is generally based on mark-to-market valuations in excess of contractual thresholds. The fair market value of the Company’s pledged securities totaled $677 million and $660 million as of December 31, 2013 and December 31, 2012, respectively.

Liquidity Arrangements with respect to AGMH’s former Financial Products Business

AGMH’s former financial products segment had been in the business of borrowing funds through the issuance of GICs and medium term notes and reinvesting the proceeds in investments that met AGMH’s investment criteria. The financial products business also included the equity payment undertaking agreement portion of the leveraged lease business, as described further below in “—Leveraged Lease Business.”

The GIC Business

Until November 2008, AGMH, through its financial products business, offered GICs to municipalities and other market participants. The GICs were issued through AGMH’s non-insurance subsidiaries (the “GIC Issuers”) FSA Capital Management Services LLC, FSA Capital Markets Services LLC and FSA Capital Markets Services (Caymans) Ltd. In return for an initial payment, each GIC entitles its holder to receive the return of the holder’s invested principal plus interest at a specified rate, and to withdraw principal from the GIC as permitted by its terms. AGM insures the GIC Issuer’s payment obligations on all GICs issued by the applicable GIC Issuer.

The proceeds of GICs issued by the GIC Issuers were loaned to AGMH’s former subsidiary FSA Asset Management LLC ("FSAM"). FSAM in turn invested these funds in fixed-income obligations (primarily residential mortgage-backed securities, but also short-term investments, securities issued or guaranteed by U.S. government sponsored agencies, taxable municipal bonds, securities issued by utilities, infrastructure-related securities, collateralized debt obligations, other asset-backed securities and foreign currency denominated securities) (the “FSAM assets”).

Prior to the completion of the AGMH Acquisition, AGMH sold its ownership interest in the GIC Issuers and FSAM to Dexia Holdings. Even though AGMH no longer owns the GIC Issuers or FSAM, AGM’s guarantees of the GICs remain in place, and must remain in place until each GIC is terminated.

In June 2009, in connection with the AGMH Acquisition, Dexia SA, Dexia Holdings’ ultimate parent, and certain of its affiliates, entered into a number of agreements intended to mitigate the credit, interest rate and liquidity risks associated with the GIC business and the related AGM guarantees. Some of those agreements have since terminated or expired, or been modified. In addition to the surviving agreements described below, AGM benefits from a guaranty jointly and severally issued by Dexia SA and DCL to AGM that guarantees the payment obligations of AGM under its policies related to the GIC business, and an indemnification agreement between AGM, Dexia SA and DCL that protects AGM from other losses arising out of or as a result of the GIC business.

To support the payment obligations of FSAM and the GIC Issuers, each of Dexia SA and DCL are party to an ISDA Master Agreement, including an associated schedule, confirmation and credit support annex (the “Non-Guaranteed Put Contract”), the economic effect of which is that Dexia SA and DCL jointly and severally guarantee (i) the scheduled payments of interest and principal in relation to a specified portfolio of FSAM assets, (ii) Dexia’s obligation to provide liquidity or liquid collateral under the committed liquidity lending facilities provided by Dexia affiliates, and (iii) to make certain payments in the event of an insolvency of Dexia S.A. Pursuant to the Non-Guaranteed Put Contract, FSAM may put an amount of FSAM assets to Dexia SA and DCL in exchange for funds. The amount that could be put varies depending on the type of trigger event in question. In an asset default scenario, the amount payable generally covers at least the amount of the losses on the FSAM assets (by non-payment, writedown or realized loss). For other trigger events, the amount payable generally is at least the amount due and unpaid under the committed liquidity facilities, the principal amount of the FSAM assets, and the outstanding principal balance of the GICs. Dexia S.A. and DCL also benefit from certain grace periods and procedural rights under the Non-Guaranteed Put Contract. To secure the Non-Guaranteed Put Contract, Dexia SA and DCL will, pursuant to the credit support annex thereto, post eligible highly liquid collateral having an aggregate value (subject to agreed reductions) equal to at least the excess of (i) the aggregate principal amount of all outstanding GICs over (ii) the aggregate mark-to-market value of FSAM’s assets. The agreed-to advance rates applicable to the value of FSAM assets range from 98% to 82% percent for obligations backed by the full faith and credit of the United States, sovereign obligations of the United Kingdom, Germany, the Netherlands, France or Belgium, obligations guaranteed by the Federal Deposit Insurance Corporation (FDIC) and for mortgage securities issued or guaranteed by U.S. sponsored agencies, and range from 75% to 0% for the other FSAM assets. As of December 31, 2013, approximately 30% of the FSAM Assets (measured by aggregate principal balance) was in cash or were obligations backed by the full faith and credit of the United States.

As of December 31, 2013, the aggregate accreted GIC balance was approximately $2.7 billion. As of the same date and with respect to the FSAM assets that are covered by the primary put contract, the aggregate accreted principal was approximately $4.0 billion, the aggregate market value was approximately $3.8 billion and the aggregate market value after agreed reductions was approximately $2.7 billion. Cash and net derivative value constituted another $0.6 billion of assets. Accordingly, as of December 31, 2013, the aggregate fair value (after agreed reductions) of the assets supporting the GIC business exceeded the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business. Therefore, no posting of collateral was required under the credit support annex applicable to the primary put contract. Under the terms of that credit support annex, the collateral posting is recalculated on a weekly basis according to the formula set forth in the credit support annex, and a collateral posting is required whenever the collateralization levels tested by the formula are not satisfied, subject to a threshold of $5 million.

To provide additional support, Dexia affiliates provide liquidity commitments to lend against the FSAM assets, generally until the GICs have been paid in full. The liquidity commitments comprise:

•
an amended and restated revolving credit agreement (the “Liquidity Facility”) pursuant to which DCL commits to provide funds to FSAM. As a result of agreed reductions and GIC amortization as of December 31, 2013 the commitments totaled $3.8 billion of (which approximately $1.3 billion was drawn), and

•
a master repurchase agreement (the “Repurchase Facility Agreement” and, together with the Liquidity Facility, the “Guaranteed Liquidity Facilities”) pursuant to which DCL will provide up to $3.5 billion of funds in exchange for the transfer by FSAM to DCL of FSAM securities that are not eligible to satisfy collateralization obligations of the GIC Issuers under the GICs. As of December 31, 2013, no amounts were outstanding under the Repurchase Facility Agreement.

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

One situation in which AGM may be required to pay claims in respect of AGMH's former financial products business if Dexia SA and its affiliates do not comply with their obligations is following a downgrade of the financial strength rating of AGM. Most of the GICs insured by AGM allow for the withdrawal of GIC funds in the event of a downgrade of AGM, unless the relevant GIC issuer posts collateral or otherwise enhances its credit. Most GICs insured by AGM allow for the termination of the GIC contract and a withdrawal of GIC funds at the option of the GIC holder in the event of a downgrade of AGM below a specified threshold, generally below A- by S&P or A3 by Moody's, with no right of the GIC issuer to avoid such withdrawal by posting collateral or otherwise enhancing its credit. Each GIC contract stipulates the thresholds below which the GIC issuer must post eligible collateral, along with the types of securities eligible for posting and the collateralization percentage applicable to each security type. These collateralization percentages range from 100% of the GIC balance for cash posted as collateral to, typically, 108% for asset-backed securities. There are expected to be sufficient eligible and liquid assets within the GIC business to satisfy any withdrawal and collateral posting obligations that would be expected to arise as a result of potential future rating action affecting AGM.

The Medium Term Notes Business

In connection with the AGMH Acquisition, DCL agreed to fund, on behalf of AGM and AGBM, 100% of all policy claims made under financial guaranty insurance policies issued by AGM and AGBM in relation to the medium term notes issuance program of FSA Global Funding Limited. Such agreement is set out in a Separation Agreement, dated as of July 1, 2009, between DCL, AGM, AGBM, FSA Global Funding and Premier International Funding Co., and in a funding guaranty and a reimbursement guaranty that DCL issued for the benefit of AGM and AGBM. Under the funding guaranty, DCL guarantees to pay to or on behalf of AGM or AGBM amounts equal to the payments required to be made under policies issued by AGM or AGBM relating to the medium term notes business. Under the reimbursement guaranty, DCL guarantees to pay reimbursement amounts to AGM or AGBM for payments they make following a claim for payment under an obligation insured by a policy they have issued. Notwithstanding DCL’s obligation to fund 100% of all policy claims under those policies, AGM and AGBM have a separate obligation to remit to DCL a certain percentage (ranging from 0% to 25%) of those policy claims. AGM, the Company and related parties are also protected against losses arising out of or as a result of the medium term note business through an indemnification agreement with DCL. As of December 31, 2013, FSA Global Funding Limited had approximately $1.5 billion of notes outstanding.

Leveraged Lease Business

Under the Strip Coverage Facility entered into in connection with the AGMH Acquisition, Dexia Credit Local (NY) agreed to make loans to AGM to finance all draws made by lessors on certain AGM strip policies issued in connection with the leveraged lease business. AGM may request advances under the Strip Coverage Facility without any explicit limit on the number of loan requests, provided that the aggregate principal amount of loans outstanding as of any date may not initially exceed the commitment amount. The leveraged lease business, the AGM strip policies and the Strip Coverage Facility are described further under “Commitments and Contingencies—Recourse Credit Facility” above.

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

Sensitivity of Credit Derivatives to Credit Risk

Unrealized gains and losses on credit derivatives are a function of changes in the estimated fair value of the Company's credit derivative contracts. If credit spreads of the underlying obligations change, the fair value of the related credit derivative changes. Market liquidity could also impact valuations of the underlying obligations. As such, Assured Guaranty experiences mark-to-market gains or losses. The Company considers the impact of its own credit risk, together with credit spreads on the risk that it assumes through CDS contracts, in determining their fair value. The Company determines its own credit risk based on quoted CDS prices traded on the Company at each balance sheet date. The quoted price of CDS contracts traded on AGC at December 31, 2013 and December 31, 2012 was 460 bps and 678 bps, respectively. The quoted price of CDS contracts traded on AGM at December 31, 2013 and December 31, 2012 was 525 bps and 536 bps, respectively. Historically, the price of CDS traded on AGC and AGM moves directionally the same as general market spreads, although this may not always be the case. An overall narrowing of spreads generally results in an unrealized gain on credit derivatives for the Company, and an overall widening of spreads generally results in an unrealized loss for the Company. In certain circumstances, due to the fact that spread movements are not perfectly correlated, the narrowing or widening of the price of CDS traded on AGC and AGM can have a more significant financial statement impact than the changes in underlying collateral prices.

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

The following table summarizes the estimated change in fair values on the net balance of the Company's CDS positions assuming immediate parallel shifts in credit spreads on AGC and AGM and on the risks that they both assume:

	As of December 31, 2013
Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss)(Pre-Tax)
	(in millions)
100% widening in spreads	$(3,499)	$(1,806)
50% widening in spreads	(2,596)	(903)
25% widening in spreads	(2,145)	(452)
10% widening in spreads	(1,874)	(181)
Base Scenario	(1,693)	—
10% narrowing in spreads	(1,527)	166
25% narrowing in spreads	(1,276)	417
50% narrowing in spreads	(860)	833

	As of December 31, 2012
Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss)(Pre-Tax)
	(in millions)
100% widening in spreads	$(3,765)	$(1,972)
50% widening in spreads	(2,777)	(984)
25% widening in spreads	(2,283)	(490)
10% widening in spreads	(1,987)	(194)
Base Scenario	(1,793)	—
10% narrowing in spreads	(1,634)	159
25% narrowing in spreads	(1,402)	391
50% narrowing in spreads	(1,028)	765
____________________

(1)	Includes the effects of spreads on both the underlying asset classes and the Company's own credit spread.

Sensitivity of Investment Portfolio to Interest Rate Risk

Interest rate risk is the risk that financial instruments' values will change due to changes in the level of interest rates, in the spread between two rates, in the shape of the yield curve or in any other interest rate relationship. The Company is exposed to interest rate risk primarily in its investment portfolio. As interest rates rise for an available-for-sale investment portfolio, the fair value of fixed‑income securities decreases. The Company's policy is generally to hold assets in the investment portfolio to maturity. Therefore, barring credit deterioration, interest rate movements do not result in realized gains or losses unless assets are sold prior to maturity. The Company does not hedge interest rate risk, however, interest rate fluctuation risk is managed through the investment guidelines which limit duration and prevent investment in high volatility sectors.

Interest rate sensitivity in the investment portfolio can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company's fixed-maturity securities and short-term investments from instantaneous parallel shifts in interest rates.

Sensitivity to Change in Interest Rates on the Investment Portfolio
As of December 31, 2013

	Change in Interest Rates
	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
	(in millions)
Estimated change in fair value	$953	$768	$446	$(499)	$(984)	$(1,434)

As of December 31, 2012

	Change in Interest Rates
	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
	(in millions)
Estimated change in fair value	$576	$532	$382	$(478)	$(970)	$(1,456)

Sensitivity of Other Areas to Interest Rate Risk

Fluctuation in interest rates also affects the demand for the Company's product. When interest rates are lower or when the market is otherwise relatively less risk averse, the spread between insured and uninsured obligations typically narrows and, as a result, financial guaranty insurance typically provides lower cost savings to issuers than it would during periods of relatively wider spreads. These lower cost savings generally lead to a corresponding decrease in demand and premiums obtainable for financial guaranty insurance. Changes in interest rates also impact the amount of our losses and could impact the amount of infrastructure exposures that can be refinanced in the future. In addition, increases in prevailing interest rate levels can lead to a decreased volume of capital markets activity and, correspondingly, a decreased volume of insured transactions.

Sensitivity of Investment Portfolio to Foreign Exchange Rate Risk

Foreign exchange risk is the risk that a financial instrument's value will change due to a change in the foreign currency exchange rates. The Company has foreign denominated securities in its investment portfolio. Securities denominated in currencies other than U.S. Dollar were 4.0% and 3.7% of the fixed-maturity securities and short-term investments as of December 31, 2013 and 2012, respectively. The Company's material exposure is to changes in the dollar/pound sterling exchange rate. Changes in fair value of available-for-sale investments attributable to changes in foreign exchange rates are recorded in other comprehensive income.

Sensitivity to Change in Foreign Exchange Rates on the Investment Portfolio
As of December 31, 2013

	Change in Foreign Exchange Rates
	30% Decrease	20% Decrease	10% Decrease	10% Increase	20% Increase	30% Increase
	(in millions)
Estimated change in fair value	$(131)	$(87)	$(44)	$44	$87	$131

As of December 31, 2012

	Change in Foreign Exchange Rates
	30% Decrease	20% Decrease	10% Decrease	10% Increase	20% Increase	30% Increase
	(in millions)
Estimated change in fair value	$(119)	$(79)	$(40)	$40	$79	$119

Sensitivity of Premiums Receivable to Foreign Exchange Rate Risk

The Company has foreign denominated premium receivables. The Company's material exposure is to changes in dollar/Pound Sterling and dollar/Euro exchange rates.

Sensitivity to Change in Foreign Exchange Rates
on Premium Receivable, Net of Reinsurance
As of December 31, 2013

	Change in Foreign Exchange Rates
	30% Decrease	20% Decrease	10% Decrease	10% Increase	20% Increase	30% Increase
	(in millions)
Estimated change in carrying value	$(108)	$(72)	$(36)	$36	$72	$108

As of December 31, 2012

	Change in Foreign Exchange Rates
	30% Decrease	20% Decrease	10% Decrease	10% Increase	20% Increase	30% Increase
	(in millions)
Estimated change in carrying value	$(116)	$(77)	$(39)	$39	$77	$116

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Assured Guaranty Ltd.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Assured Guaranty Ltd. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
February 28, 2014

Assured Guaranty Ltd.

Consolidated Balance Sheets

(dollars in millions except per share and share amounts)

	As of December 31, 2013	As of December 31, 2012
Assets
Investment portfolio:
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $9,488 and $9,346)	$9,711	$10,056
Short-term investments, at fair value	904	817
Other invested assets	170	212
Total investment portfolio	10,785	11,085
Cash	184	138
Premiums receivable, net of commissions payable	876	1,005
Ceded unearned premium reserve	452	561
Deferred acquisition costs	124	116
Reinsurance recoverable on unpaid losses	36	58
Salvage and subrogation recoverable	174	456
Credit derivative assets	94	141
Deferred tax asset, net	688	721
Financial guaranty variable interest entities’ assets, at fair value	2,565	2,688
Other assets	309	273
Total assets	$16,287	$17,242
Liabilities and shareholders’ equity
Unearned premium reserve	$4,595	$5,207
Loss and loss adjustment expense reserve	592	601
Reinsurance balances payable, net	148	219
Long-term debt	816	836
Credit derivative liabilities	1,787	1,934
Current income tax payable	44	—
Financial guaranty variable interest entities’ liabilities with recourse, at fair value	1,790	2,090
Financial guaranty variable interest entities’ liabilities without recourse, at fair value	1,081	1,051
Other liabilities	319	310
Total liabilities	11,172	12,248
Commitments and contingencies (See Note 16)
Common stock ($0.01 par value, 500,000,000 shares authorized; 182,177,866 and 194,003,297 shares issued and outstanding)	2	2
Additional paid-in capital	2,466	2,724
Retained earnings	2,482	1,749
Accumulated other comprehensive income, net of tax of $71 and $198	160	515
Deferred equity compensation (320,193 and 320,193 shares)	5	4
Total shareholders’ equity	5,115	4,994
Total liabilities and shareholders’ equity	$16,287	$17,242

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Operations

(dollars in millions except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues
Net earned premiums	$752	$853	$920
Net investment income	393	404	396
Net realized investment gains (losses):
Other-than-temporary impairment losses	(32)	(58)	(84)
Less: portion of other-than-temporary impairment loss recognized in other comprehensive income	10	(41)	(39)
Other net realized investment gains (losses)	94	18	27
Net realized investment gains (losses)	52	1	(18)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	(42)	(108)	6
Net unrealized gains (losses)	107	(477)	554
Net change in fair value of credit derivatives	65	(585)	560
Fair value gains (losses) on committed capital securities	10	(18)	35
Fair value gains (losses) on financial guaranty variable interest entities	346	191	(146)
Other income (loss)	(10)	108	58
Total revenues	1,608	954	1,805
Expenses
Loss and loss adjustment expenses	154	504	448
Amortization of deferred acquisition costs	12	14	17
Interest expense	82	92	99
Other operating expenses	218	212	212
Total expenses	466	822	776
Income (loss) before income taxes	1,142	132	1,029
Provision (benefit) for income taxes
Current	157	57	(127)
Deferred	177	(35)	383
Total provision (benefit) for income taxes	334	22	256
Net income (loss)	$808	$110	$773

Earnings per share:
Basic	$4.32	$0.58	$4.21
Diluted	$4.30	$0.57	$4.16
Dividends per share	$0.40	$0.36	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Comprehensive Income

(in millions)

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$808	$110	$773
Unrealized holding gains (losses) arising during the period on:
Investments with no other-than-temporary impairment, net of tax provision (benefit) of $(106), $56 and $105	(309)	148	234
Investments with other-than-temporary impairment, net of tax provision (benefit) of $(17), $(2) and $5	(35)	(7)	9
Unrealized holding gains (losses) arising during the period, net of tax	(344)	141	243
Less: reclassification adjustment for gains (losses) included in net income (loss), net of tax provision (benefit) of $5, $(7) and $(7)	14	(4)	(14)
Change in net unrealized gains on investments	(358)	145	257
Other, net of tax provision	3	2	(1)
Other comprehensive income (loss)	$(355)	$147	$256
Comprehensive income (loss)	$453	$257	$1,029

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2013, 2012 and 2011

(dollars in millions, except share data)

	Common Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity
Balance at December 31, 2010	183,744,655	$2	$2,586	$968	$112	$2	$3,670
Net income	—	—	—	773	—	—	773
Dividends ($0.18 per share)	—	—	—	(33)	—	—	(33)
Common stock repurchases	(2,000,000)	—	(23)	—	—	—	(23)
Share-based compensation and other	491,143	—	7	—	—	2	9
Other comprehensive income	—	—	—	—	256	—	256
Balance at December 31, 2011	182,235,798	2	2,570	1,708	368	4	4,652
Net income	—	—	—	110	—	—	110
Dividends ($0.36 per share)	—	—	—	(69)	—	—	(69)
Common stock issuance, net	13,428,770	—	173	—	—	—	173
Common stock repurchases	(2,066,759)	—	(24)	—	—	—	(24)
Share-based compensation and other	405,488	—	5	—	—	—	5
Other comprehensive income	—	—	—	—	147	—	147
Balance at December 31, 2012	194,003,297	2	2,724	1,749	515	4	4,994
Net income	—	—	—	808	—	—	808
Dividends ($0.40 per share)	—	—	—	(75)	—	—	(75)
Common stock repurchases	(12,512,759)	—	(264)	—	—	—	(264)
Share-based compensation and other	687,328	—	6	—	—	1	7
Other comprehensive loss	—	—	—	—	(355)	—	(355)
Balance at December 31, 2013	182,177,866	$2	$2,466	$2,482	$160	$5	$5,115

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Cash Flows
 (in millions)

	Year Ended December 31,
	2013	2012	2011
Operating Activities:
Net Income	$808	$110	$773
Adjustments to reconcile net income to net cash flows provided by operating activities:
Non-cash interest and operating expenses	19	18	20
Net amortization of premium (discount) on investments	(8)	8	23
Provision (benefit) for deferred income taxes	177	(35)	383
Net realized investment losses (gains)	(52)	(1)	18
Net unrealized losses (gains) on credit derivatives	(107)	477	(554)
Fair value loss (gains) on committed capital securities	(10)	18	(35)
Change in deferred acquisition costs	(8)	18	18
Change in premiums receivable, net of commissions payable	86	48	138
Change in ceded unearned premium reserve	109	141	102
Change in unearned premium reserve	(612)	(749)	(998)
Change in loss and loss adjustment expense reserve, net	136	(258)	636
Change in current income tax	30	129	(182)
Change in financial guaranty variable interest entities' assets and liabilities, net	(295)	(7)	352
(Purchases) sales of trading securities, net	(16)	(59)	(6)
Other	(13)	(23)	(12)
Net cash flows provided by (used in) operating activities	244	(165)	676
Investing activities
Fixed-maturity securities:
Purchases	(1,886)	(1,649)	(2,308)
Sales	1,029	912	1,107
Maturities	883	1,105	663
Net sales (purchases) of short-term investments	(87)	29	320
Net proceeds from paydowns on financial guaranty variable interest entities’ assets	663	545	760
Acquisition of MAC, net of cash acquired	—	(91)	—
Other	79	92	19
Net cash flows provided by (used in) investing activities	681	943	561
Financing activities
Proceeds from issuances of common stock	—	173	—
Dividends paid	(75)	(69)	(33)
Repurchases of common stock	(264)	(24)	(23)
Share activity under option and incentive plans	(1)	(3)	(1)
Net paydowns of financial guaranty variable interest entities’ liabilities	(511)	(724)	(1,053)
Repayment of long-term debt	(27)	(209)	(22)
Net cash flows provided by (used in) financing activities	(878)	(856)	(1,132)
Effect of exchange rate changes	(1)	1	2
Increase (decrease) in cash	46	(77)	107
Cash at beginning of period	138	215	108
Cash at end of period	$184	$138	$215
Supplemental cash flow information
Cash paid (received) during the period for:
Income taxes	$110	$(24)	$34
Interest	$76	$85	$92
The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

1.	Business and Basis of Presentation

Business

Assured Guaranty Ltd. (“AGL” and, together with its subsidiaries, “Assured Guaranty” or the “Company”) is a Bermuda-based holding company that provides, through its operating subsidiaries, credit protection products to the United States (“U.S.”) and international public finance (including infrastructure) and structured finance markets. The Company applies its credit underwriting judgment, risk management skills and capital markets experience to offer financial guaranty insurance that protects holders of debt instruments and other monetary obligations from defaults in scheduled payments. If an obligor defaults on a scheduled payment due on an obligation, including a scheduled principal or interest payment (“Debt Service”), the Company is required under its unconditional and irrevocable financial guaranty to pay the amount of the shortfall to the holder of the obligation. Obligations insured by the Company include bonds issued by U.S. state or municipal governmental authorities; notes issued to finance international infrastructure projects; and asset-backed securities issued by special purpose entities. The Company markets its financial guaranty insurance directly to issuers and underwriters of public finance and structured finance securities as well as to investors in such obligations. The Company guarantees obligations issued principally in the U.S. and the United Kingdom ("U.K"). The Company also guarantees obligations issued in other countries and regions, including Australia and Western Europe.

In the past, the Company had sold credit protection by issuing policies that guaranteed payment obligations under credit derivatives, primarily credit default swaps ("CDS"). Financial guaranty contracts accounted for as credit derivatives are generally structured such that the circumstances giving rise to the Company’s obligation to make loss payments are similar to those for financial guaranty insurance contracts. The Company’s credit derivative transactions are governed by International Swaps and Derivative Association, Inc. (“ISDA”) documentation. The Company has not entered into any new CDS in order to sell credit protection since the beginning of 2009, when regulatory guidelines were issued that limited the terms under which such protection could be sold. The capital and margin requirements applicable under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) also contributed the Company not entering into such new CDS since 2009. The Company actively pursues opportunities to terminate existing CDS, which have the effect of reducing future fair value volatility in income and/or reducing rating agency capital charges.

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

The Company's principal insurance company subsidiaries are:

•	Assured Guaranty Municipal Corp. ("AGM"), domiciled in New York;

•	Municipal Assurance Corp. ("MAC"), domiciled in New York;

•	Assured Guaranty Corp. ("AGC"), domiciled in Maryland;

•	Assured Guaranty (Europe) Ltd., organized in the United Kingdom; and

•	Assured Guaranty Re Ltd. (“AG Re”), domiciled in Bermuda.

MAC was purchased from Radian Asset Assurance Inc. ("Radian") in 2012 for $91 million in cash. Upon acquisition, the Company recorded $16 million in indefinite lived intangible assets, which represented the value of MAC's insurance licenses. MAC commenced underwriting U.S. public finance business in August 2013. MAC is indirectly owned by AGM and AGC. See Note 12, Insurance Company Regulatory Requirements.

The Company’s organizational structure includes various holdings companies, two of which—Assured Guaranty US Holdings Inc. (“AGUS”) and Assured Guaranty Municipal Holdings Inc. (“AGMH”) – have public debt outstanding. See Note 17, Long-Term Debt and Credit Facilities.

Significant Accounting Policies

The Company revalues assets, liabilities, revenue and expenses denominated in non-U.S. currencies into U.S. dollars using applicable exchange rates. Gains and losses relating to translating foreign functional currency financial statements for U.S. GAAP reporting are recorded in other comprehensive income (loss) ("OCI") within shareholders' equity. Gains and losses relating to transactions in foreign denominations in subsidiaries where the functional currency is the U.S. dollar, are reported in the consolidated statement of operations.

The chief operating decision maker manages the operations of the Company at a consolidated level. Therefore, all results of operations are reported as one segment.

Other significant accounting policies are included in the following notes.

Significant Accounting Policies

Premium revenue recognition	Note 4
Policy acquisition cost	Note 5
Expected loss to be paid (Insurance, Credit Derivatives and FG VIE contracts)	Note 6
Loss and loss adjustment expense (Insurance Contracts)	Note 7
Fair value measurement	Note 8
Credit derivatives (at Fair Value)	Note 9
Variable interest entities (at Fair Value)	Note 10
Investments and Cash	Note 11
Income Taxes	Note 13
Earnings per share	Note 18
Stock based compensation	Note 20

2.	Business Changes and Developments

 Market Conditions

Since the financial crisis began six years ago, there have been significant challenges for the U.S. and global economies, which have affected the Company.

•	Historically low interest rates reduced the demand for financial guaranty insurance as well as the average reinvestment rate in the investment portfolio.

•	Rating agency downgrades of the Company’s insurance company subsidiaries reduced the available market for financial guaranty insurance.

•	U.S. municipal budget deficits, and in rare cases bankruptcies, resulted in claims on our policies and reduced new market issuance.

•	The weak European economy resulted in claims and lower new issuance compared to pre-financial crisis levels.

•	Residential real estate and other structured products resulted in significant losses and the market for new structured products has not returned to pre-financial crisis levels.

Rating Actions

When a rating agency assigns a public rating to a financial obligation guaranteed by one of AGL’s insurance company subsidiaries, it generally awards that obligation the same rating it has assigned to the financial strength of the AGL subsidiary that provides the guaranty. Investors in products insured by AGL’s insurance company subsidiaries frequently rely on ratings published by nationally recognized statistical rating organizations (“NRSROs”) because such ratings influence the trading value of securities and form the basis for many institutions’ investment guidelines as well as individuals’ bond purchase decisions. Therefore, the Company manages its business with the goal of achieving high financial strength ratings. Currently, the financial strength ratings of the Company's principal insurance company subsidiaries are:

	S&P	Moody’s	Kroll Bond Agency
AGM	AA- (stable outlook)	A2 (stable outlook)	—
AGC	AA- (stable outlook)	A3 (stable outlook)	—
MAC	AA- (stable outlook)	—	AA+ (stable outlook)
Assured Guaranty (Europe) Ltd.	AA- (stable outlook)	A2 (stable outlook)	—
AG Re	AA- (stable outlook)	Baa1 (negative outlook)	—

If the financial strength ratings of one (or more) of the Company’s insurance subsidiaries were reduced below current levels, the Company expects it could have adverse effects on the impacted subsidiary's future business opportunities as well as the premiums the impacted subsidiary could charge for its insurance policies and consequently, a further downgrade could harm the Company’s new business production and results of operations in a material respect. However, the methodologies and models used by NRSROs differ, presenting conflicting goals that may make it inefficient or impractical to reach the highest rating level. The methodologies and models are not fully transparent, contain subjective elements and data (such as assumptions about future market demand for the Company’s products) and change frequently. Ratings reflect only the views of the respective NRSROs and are subject to continuous review and revision or withdrawal at any time.

In the last several years, Standard & Poor’s Ratings Services (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”) have downgraded the financial strength ratings of the Company's insurance subsidiaries that they rated at the time of such downgrades. The latest downgrade took place on January 17, 2013, when Moody’s downgraded the financial strength ratings of the Company's insurance subsidiaries. In the same rating action, Moody's also downgraded the senior unsecured debt ratings of AGUS and AGMH to Baa2 from A3. On February 3, 2014, Moody's affirmed its ratings on the Company and the subsidiaries it rates, but revised the outlook on AG Re to negative. While the outlook for the ratings from S&P and Moody's is now stable for all the ratings of the Company and its rated subsidiaries except AG Re, there can be no assurance that S&P and Moody's will not take further action on the Company’s ratings or that Kroll will not take action on MAC's ratings. For a discussion of the effect of rating actions on the Company, see the following:

•	Note 6, Expected Loss to be Paid

•	Note 9, Financial Guaranty Contracts Accounted for as Credit Derivatives

•	Note 14, Reinsurance and Other Monoline Exposures

•	Note 17, Long-Term Debt and Credit Facilities (regarding the impact on the Company's insured leveraged lease transactions)

Business Developments

•	Representation and Warranty Settlements: There have been several settlements of representation and warranty claims over the past three years. See Note 6, Expected Loss to be Paid.

•	Repurchase of Common Shares: The Company has repurchased 12,512,759 common shares in 2013, 2,066,759 in 2012, and 2,000,000 in 2011. See Note 19, Shareholders' Equity.

•	Issuance of Common Shares: On June 1, 2012, AGL issued common shares to holders of each Equity Unit, for an aggregate of 13,428,770 common shares. See Note 17, Long-Term Debt and Credit Facilities.

•
Reinsurance: The Company has entered into several agreements with reinsurers, including assumption and re-assumption agreements and an excess of loss reinsurance facility. See Note 14, Reinsurance and Other Monoline Exposures.

3.	Outstanding Exposure

The Company’s financial guaranty contracts are written in either insurance or credit derivative form, but collectively are considered financial guaranty contracts. The Company seeks to limit its exposure to losses by underwriting obligations that are investment grade at inception, diversifying its insured portfolio and maintaining rigorous subordination or collateralization requirements on structured finance obligations. The Company also has utilized reinsurance by ceding business to third-party reinsurers. The Company provides financial guaranties with respect to debt obligations of special purpose entities, including variable interest entities ("VIEs"). Some of these VIEs are consolidated as described in Note 10, Consolidation of Variable Interest Entities. The outstanding par and Debt Service amounts presented below include outstanding exposures on VIEs whether or not they are consolidated.

The Company has issued financial guaranty insurance policies on public finance obligations and structured finance obligations. Public finance obligations insured by the Company consist primarily of general obligation bonds supported by the taxing powers of U.S. state or municipal governmental authorities, as well as tax-supported bonds, revenue bonds and other obligations supported by covenants from state or municipal governmental authorities or other municipal obligors to impose and collect fees and charges for public services or specific infrastructure projects. The Company also includes within public finance obligations those obligations backed by the cash flow from leases or other revenues from projects serving substantial public purposes, including utilities, toll roads, health care facilities and government office buildings. Structured finance obligations insured by the Company are generally issued by special purpose entities and backed by pools of assets having an ascertainable cash flow or market value or other specialized financial obligations.

Significant Risk Management Activities

The Portfolio Risk Management Committee, which includes members of senior management and senior credit and surveillance officers, sets specific risk policies and limits and is responsible for enterprise risk management, establishing the Company's risk appetite, credit underwriting of new business, surveillance and work-out.

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

During the third quarter of 2013, the Company changed the manner in which it presents par outstanding and Debt Service in two ways. First, the Company had included securities purchased for loss mitigation purposes both in its invested assets portfolio and its financial guaranty insured portfolio. Beginning with the third quarter of 2013, the Company excluded such loss mitigation securities from its disclosure about its financial guaranty insured portfolio (unless otherwise indicated) because it manages such securities as investments and not insurance exposure. Second, the Company refined its approach to its internal credit ratings and surveillance categories. Please refer to "Refinement of Approach to Internal Credit Ratings and Surveillance Categories" below for additional information.

Surveillance Categories

The Company segregates its insured portfolio into investment grade and below-investment-grade ("BIG") surveillance categories to facilitate the appropriate allocation of resources to monitoring and loss mitigation efforts and to aid in establishing the appropriate cycle for periodic review for each exposure. BIG exposures include all exposures with internal credit ratings below BBB-. The Company’s internal credit ratings are based on internal assessments of the likelihood of default and loss severity in the event of default. Internal credit ratings are expressed on a ratings scale similar to that used by the rating agencies and are generally reflective of an approach similar to that employed by the rating agencies, except that, beginning third quarter, the Company's internal credit ratings focus on future performance, rather than lifetime performance. See "Refinement of Approach to Internal Credit Ratings and Surveillance Categories" below.

The Company monitors its investment grade credits to determine whether any new credits need to be internally downgraded to BIG. The Company refreshes its internal credit ratings on individual credits in quarterly, semi-annual or annual cycles based on the Company’s view of the credit’s quality, loss potential, volatility and sector. Ratings on credits in sectors identified as under the most stress or with the most potential volatility are reviewed every quarter. The Company’s insured credit ratings on assumed credits are based on the Company’s reviews of low-rated credits or credits in volatile sectors, unless such information is not available, in which case, the ceding company’s credit rating of the transactions are used. The Company models the performance of many of its structured finance transactions as part of its periodic internal credit rating review of them. The Company models most assumed residential mortgage-backed security ("RMBS") credits with par above $1 million, as well as certain RMBS credits below that amount.

Credits identified as BIG are subjected to further review to determine the probability of a loss (see Note 6, Expected Loss to be Paid). Surveillance personnel then assign each BIG transaction to the appropriate BIG surveillance category based upon whether a future loss is expected and whether a claim has been paid. The Company expects “future losses” on a transaction when the Company believes there is at least a 50% chance that, on a present value basis, it will pay more claims over the future of that transaction than it will have reimbursed. For surveillance purposes, the Company calculates present value using a constant discount rate of 5%. (A risk-free rate is used for calculating the expected loss for financial statement purposes.)

More extensive monitoring and intervention is employed for all BIG surveillance categories, with internal credit ratings reviewed quarterly. In 2013, the Company refined the definitions of its BIG surveillance categories to be consistent with its new approach to assigning internal credit ratings. See "Refinement of Approach to Internal Credit Ratings and Surveillance Categories". The three BIG categories are:

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

Structured finance transactions often include mechanisms for reimbursing the Company for its insurance claim payments from assets underlying the transactions to the extent permitted by asset performance. With improvements beginning to occur in the performance of the assets underlying some of the structured finance securities the Company has insured, the Company is receiving reimbursements on some transactions on which it had paid claims in the past. As a result of these improvements, it now projects receiving reimbursements (rather than making claims) in the future on some of those transactions. Under the old approach, a transaction with a projected lifetime loss, no matter how strong on a prospective basis, was required to be rated BIG. During the third quarter of 2013, the Company revised its approach to internal credit ratings. Under its revised approach, a transaction may be rated investment grade if it (a) has turned generally cash-flow positive and (b) is projected to have net future reimbursements with sufficient cushion to warrant an investment grade rating, even if it is projected to have ending lifetime unreimbursed insurance claim payments. The new approach resulted in the upgrade to investment grade of one RMBS transaction with a net par of $25 million at December 31, 2012.

The Company also applied its change in approach to internal credit ratings to the Surveillance BIG Category definitions. Previously the BIG Category definitions were based in large part on whether lifetime losses were projected. Under the new approach, the BIG Category definitions are based on whether future losses are projected. In addition to the upgrade out of BIG described above, the change in approach resulted in the migration of a number of risks within BIG Categories.

Effect of Refinement in Approach to
Internal Credit Ratings and Surveillance Categories
on Net Par Outstanding
As of December 31, 2012

	Previous Approach	New Approach	Difference
	(in millions)
BIG 1	$9,254	$10,820	$1,566
BIG 2	4,617	4,617	—
BIG 3	8,451	6,860	(1,591)
Total	$22,322	$22,297	$(25)

Components of Outstanding Exposure

Debt Service Outstanding

	Gross Debt Service Outstanding		Net Debt Service Outstanding
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
	(in millions)
Public finance	$650,924	$722,478	$610,011	$677,285
Structured finance	86,456	110,620	80,524	103,071
Total financial guaranty	$737,380	$833,098	$690,535	$780,356

Unless otherwise noted, ratings disclosed herein on Assured Guaranty's insured portfolio reflect Assured Guaranty's internal ratings. The Company classifies those portions of risks benefiting from reimbursement obligations collateralized by eligible assets held in trust in acceptable reimbursement structures as the higher of 'AA' or their current internal rating.

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2013

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category (1)	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$4,998	1.4%	$1,016	3.0%	$32,317	54.9%	$9,684	69.1%	$48,015	10.5%
AA	107,503	30.5	422	1.2	9,431	16.0	577	4.1	117,933	25.7
A	192,841	54.8	9,453	27.9	2,580	4.4	742	5.3	205,616	44.8
BBB	37,745	10.7	21,499	63.2	3,815	6.4	1,946	13.9	65,005	14.1
BIG	9,094	2.6	1,608	4.7	10,764	18.3	1,072	7.6	22,538	4.9
Total net par outstanding (excluding loss mitigation bonds)	$352,181	100.0%	$33,998	100.0%	$58,907	100.0%	$14,021	100.0%	$459,107	100.0%
Loss Mitigation Bonds	32		—		1,163		—		1,195
Total net par outstanding (including loss mitigation bonds)	$352,213		$33,998		$60,070		$14,021		$460,302

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2012

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category (1)	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$4,502	1.2%	$1,706	4.5%	$42,187	56.6%	$13,169	70.2%	$61,564	11.9%
AA	124,525	32.1	875	2.3	9,543	12.8	722	3.9	135,665	26.1
A	210,124	54.1	9,781	26.1	4,670	6.3	1,409	7.5	225,984	43.6
BBB	44,213	11.4	22,885	61.0	3,737	5.0	2,427	12.9	73,262	14.1
BIG	4,565	1.2	2,293	6.1	14,398	19.3	1,041	5.5	22,297	4.3
Total net par outstanding (excluding loss mitigation bonds)	$387,929	100.0%	$37,540	100.0%	$74,535	100.0%	$18,768	100.0%	$518,772	100.0%
Loss Mitigation Bonds	38		—		1,083		—		1,121
Total net par outstanding (including loss mitigation bonds)	$387,967		$37,540		$75,618		$18,768		$519,893
 ____________________

(1)
In the third quarter of 2013, the Company adjusted its approach to assigning internal ratings. See "Refinement of Approach to Internal Credit Ratings and Surveillance Categories" above. This approach is reflected in the "Financial Guaranty Portfolio by Internal Rating" tables as of both December 31, 2013 and December 31, 2012.

Financial Guaranty Portfolio
by Sector

	Gross Par Outstanding		Ceded Par Outstanding		Net Par Outstanding
Sector	As of December 31, 2013	As of December 31, 2012	As of December 31, 2013	As of December 31, 2012	As of December 31, 2013	As of December 31, 2012
	(dollars in millions)
Public finance:
U.S.:
General obligation	$160,751	$175,932	$5,474	$5,947	$155,277	$169,985
Tax backed	70,552	77,894	3,728	4,145	66,824	73,749
Municipal utilities	57,893	63,933	1,569	1,817	56,324	62,116
Transportation	32,514	35,624	1,684	1,825	30,830	33,799
Healthcare	17,663	19,507	1,531	1,669	16,132	17,838
Higher education	14,470	16,244	399	474	14,071	15,770
Infrastructure finance	5,014	5,100	900	890	4,114	4,210
Housing	3,518	4,792	132	159	3,386	4,633
Investor-owned utilities	992	1,070	1	1	991	1,069
Other public finance—U.S.	4,249	4,784	17	24	4,232	4,760
Total public finance—U.S.	367,616	404,880	15,435	16,951	352,181	387,929
Non-U.S.:
Infrastructure finance	17,373	18,716	2,670	2,904	14,703	15,812
Regulated utilities	15,502	16,861	4,297	4,367	11,205	12,494
Pooled infrastructure	2,754	3,430	234	230	2,520	3,200
Other public finance—non-U.S.	6,645	7,297	1,075	1,263	5,570	6,034
Total public finance—non-U.S.	42,274	46,304	8,276	8,764	33,998	37,540
Total public finance	409,890	451,184	23,711	25,715	386,179	425,469
Structured finance:
U.S.:
Pooled corporate obligations	32,955	44,120	1,630	2,234	31,325	41,886
RMBS	14,542	18,114	821	1,079	13,721	17,035
Commercial mortgage-backed securities ("CMBS") and other commercial real estate related exposures	3,990	4,293	38	46	3,952	4,247
Insurance securitizations	3,082	2,991	47	48	3,035	2,943
Financial product	2,709	3,653	—	—	2,709	3,653
Consumer receivables	2,257	2,429	59	60	2,198	2,369
Commercial receivables	918	1,033	7	8	911	1,025
Structured credit	71	249	2	51	69	198
Other structured finance—U.S.	2,067	2,307	1,080	1,128	987	1,179
Total structured finance—U.S.	62,591	79,189	3,684	4,654	58,907	74,535
Non-U.S.:
Pooled corporate obligations	12,232	16,288	1,174	1,475	11,058	14,813
Commercial receivables	1,286	1,489	23	26	1,263	1,463
RMBS	1,296	1,586	150	162	1,146	1,424
Structured credit	197	669	21	78	176	591
CMBS and other commercial real estate related exposures	—	100	—	—	—	100
Other structured finance—non-U.S.	403	402	25	25	378	377
Total structured finance—non-U.S.	15,414	20,534	1,393	1,766	14,021	18,768
Total structured finance	78,005	99,723	5,077	6,420	72,928	93,303
Total net par outstanding	$487,895	$550,907	$28,788	$32,135	$459,107	$518,772

In addition to the amounts shown in the table above, the Company’s net mortgage guaranty insurance in force was approximately $152 million as of December 31, 2013. The net mortgage guaranty insurance in force is assumed excess of loss business and comprises $144 million covering loans originated in Ireland and $8 million covering loans originated in the U.K.

In accordance with the terms of certain credit derivative contracts, the referenced obligations in such contracts have been delivered to the Company, and they therefore are included in the investment portfolio. Such amounts are still included in the financial guaranty insured portfolio, and totaled $195 million and $220 million in gross par outstanding as of December 31, 2013 and December 31, 2012, respectively.

Actual maturities of insured obligations could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties. The expected maturities of structured finance obligations are, in general, considerably shorter than the contractual maturities for such obligations.

Expected Amortization of
Net Par Outstanding
As of December 31, 2013

	Public Finance	Structured Finance	Total
	(in millions)
0 to 5 years	$104,223	$56,783	$161,006
5 to 10 years	81,176	7,261	88,437
10 to 15 years	74,775	2,965	77,740
15 to 20 years	56,734	2,017	58,751
20 years and above	69,271	3,902	73,173
Total net par outstanding	$386,179	$72,928	$459,107

In addition to amounts shown in the tables above, the Company had outstanding commitments to provide guaranties of $419 million for structured finance and $355 million for public finance obligations at December 31, 2013. The structured finance commitments include the unfunded component of pooled corporate and other transactions. Public finance commitments typically relate to primary and secondary public finance debt issuances. The expiration dates for the public finance commitments range between January 1, 2014 and February 25, 2017, with $231 million expiring prior to December 31, 2014. The commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Components of BIG Portfolio

Components of BIG Net Par Outstanding
(Insurance and Credit Derivative Form)
As of December 31, 2013

	BIG Net Par Outstanding				Net Par	BIG Net Par as a % of Total Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding	Outstanding
			(in millions)
First lien U.S. RMBS:
Prime first lien	$52	$321	$30	$403	$541	0.1%
Alt-A first lien	656	1,137	935	2,728	3,590	0.6
Option ARM	71	60	467	598	937	0.1
Subprime	297	908	740	1,945	6,130	0.4
Second lien U.S. RMBS:
Closed end second lien	8	20	118	146	244	0.0
Home equity lines of credit (“HELOCs”)	1,499	20	378	1,897	2,279	0.4
Total U.S. RMBS	2,583	2,466	2,668	7,717	13,721	1.6
Trust preferred securities (“TruPS”)	1,587	135	—	1,722	4,970	0.4
Other structured finance	1,367	309	721	2,397	54,237	0.5
U.S. public finance	8,205	440	449	9,094	352,181	2.0
Non-U.S. public finance	1,009	599	—	1,608	33,998	0.4
Total	$14,751	$3,949	$3,838	$22,538	$459,107	4.9%

 Components of BIG Net Par Outstanding
(Insurance and Credit Derivative Form)
As of December 31, 2012

	BIG Net Par Outstanding				Net Par	BIG Net Par as a % of Total Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding	Outstanding
			(in millions)
First lien U.S. RMBS:
Prime first lien	$28	$436	$11	$475	$641	0.1%
Alt-A first lien	753	1,962	739	3,454	4,469	0.7
Option ARM	333	392	317	1,042	1,450	0.2
Subprime (including net interest margin securities)	152	988	921	2,061	7,048	0.4
Second lien U.S. RMBS:
Closed end second lien	97	76	58	231	348	0.0
HELOCs	644	—	1,932	2,576	3,079	0.5
Total U.S. RMBS	2,007	3,854	3,978	9,839	17,035	1.9
TruPS	1,920	—	953	2,873	5,694	0.6
Other structured finance	1,310	263	1,154	2,727	70,574	0.5
U.S. public finance	3,290	500	775	4,565	387,929	0.9
Non-U.S. public finance	2,293	—	—	2,293	37,540	0.4
Total	$10,820	$4,617	$6,860	$22,297	$518,772	4.3%

BIG Net Par Outstanding
and Number of Risks
As of December 31, 2013

	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$12,391	$2,360	$14,751	185	25	210
Category 2	2,323	1,626	3,949	80	21	101
Category 3	3,031	807	3,838	119	27	146
Total BIG	$17,745	$4,793	$22,538	384	73	457

 BIG Net Par Outstanding
and Number of Risks
As of December 31, 2012

	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$7,929	$2,891	$10,820	163	33	196
Category 2	2,116	2,501	4,617	76	27	103
Category 3	5,543	1,317	6,860	131	29	160
Total BIG	$15,588	$6,709	$22,297	370	89	459
_____________________
(1)    Includes net par outstanding for FG VIEs.

(2)	A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making Debt Service payments.

Geographic Distribution of Net Par Outstanding

The Company seeks to maintain a diversified portfolio of insured obligations designed to spread its risk across a number of geographic areas.

Geographic Distribution of
Net Par Outstanding
As of December 31, 2013

	Number of Risks	Net Par Outstanding	Percent of Total Net Par Outstanding
	(dollars in millions)
U.S.:
U.S. Public Finance:
California	1,492	$52,704	11.5%
New York	1,035	28,582	6.2
Pennsylvania	1,059	28,475	6.2
Texas	1,269	27,249	5.9
Illinois	881	24,138	5.3
Florida	422	21,773	4.7
New Jersey	656	14,462	3.2
Michigan	713	14,250	3.1
Georgia	204	9,364	2.0
Ohio	554	8,763	1.9
Other states and U.S. territories	4,517	122,421	26.7
Total U.S. public finance	12,802	352,181	76.7
U.S. Structured finance (multiple states)	963	58,907	12.8
Total U.S.	13,765	411,088	89.5
Non-U.S.:
United Kingdom	115	21,405	4.7
Australia	29	5,598	1.2
Canada	10	3,851	0.8
France	21	3,614	0.8
Italy	10	1,808	0.4
Other	100	11,743	2.6
Total non-U.S.	285	48,019	10.5
Total	14,050	$459,107	100.0%

Direct Economic Exposure to the Selected European Countries

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

Net Direct Economic Exposure to Selected European Countries(1)
As of December 31, 2013

	Hungary (2)	Ireland	Italy	Portugal (2)	Spain (2)	Total
	(in millions)
Sovereign and sub-sovereign exposure:
Non-infrastructure public finance	$—	$—	$1,024	$98	$275	$1,397
Infrastructure finance	384	—	18	12	155	569
Sub-total	384	—	1,042	110	430	1,966
Non-sovereign exposure:
Regulated utilities	—	—	234	—	—	234
RMBS	224	144	315	—	—	683
Sub-total	224	144	549	—	—	917
Total	$608	$144	$1,591	$110	$430	$2,883
Total BIG	$608	$—	$—	$110	$430	$1,148
 ____________________

(1)
While the Company’s exposures are shown in U.S. dollars, the obligations the Company insures are in various currencies, including U.S. dollars, Euros and British pounds sterling. Included in the table above is $144 million of reinsurance assumed on a 2004 - 2006 pool of Irish residential mortgages that is part of the Company’s remaining legacy mortgage reinsurance business. One of the residential mortgage-backed securities included in the table above includes residential mortgages in both Italy and Germany, and only the portion of the transaction equal to the portion of the original mortgage pool in Italian mortgages is shown in the table.

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

The Company has excluded in the exposure tables above its indirect economic exposure to the Selected European Countries through policies it provides on (a) pooled corporate and (b) commercial receivables transactions. The Company considers economic exposure to a selected European Country to be indirect when the exposure relates to only a small portion of an insured transaction that otherwise is not related to a Selected European Country. The Company has reviewed transactions through which it believes it may have indirect exposure to the Selected European Countries that is material to the transaction and calculated total net indirect exposure to Selected European Counties in non-sovereign pooled corporate and non-sovereign commercial receivables to be $781 million and $86 million, respectively, based on the proportion of the insured par equal to the proportion of obligors identified as being domiciled in a Selected European Country.

The Company no longer guarantees any sovereign bonds of the Selected European Countries. The exposure shown in the “Non-infrastructure public finance” category is from transactions backed by receivable payments from sub-sovereigns in Italy, Spain and Portugal. Sub-sovereign debt is debt issued by a governmental entity or government backed entity, or supported by such an entity, that is other than direct sovereign debt of the ultimate governing body of the country. In 2012, the Company paid claims under its guarantees of €218 million in net exposure to the sovereign debt of Greece, paying off in full its liabilities with respect to the Greek sovereign bonds.

Exposure to Puerto Rico

The Company insures general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $5.4 billion net par. The Company rates $5.2 billion net par of that amount BIG.

The following table shows estimated amortization of the general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations insured and rated BIG by the Company. The Company guarantees payments of interest and principal when those amounts are scheduled to be paid and cannot be required to pay on an accelerated basis. The column labeled “Estimated BIG Net Debt Service Amortization” shows the total amount of principal and interest due in the period indicated and represents the maximum net amount the Company would be required to pay on BIG Puerto Rico exposures in a given period assuming the obligors paid nothing on all of those obligations in that period.
Amortization Schedule of BIG Net Par Outstanding
and BIG Net Debt Service Outstanding of Puerto Rico
As of December 31, 2013

	Estimated BIG Net Par Amortization	Estimated BIG Net Debt Service Amortization
	(in millions)
2014	$242	$501
2015	364	608
2016	289	515
2017	208	421
2018	160	363
2019-2023	921	1,780
2024-2028	979	1,622
2029-2033	706	1,141
After 2033	1,302	1,596
Total	$5,171	$8,547

Recent announcements and actions by the Governor and his administration indicate officials of the Commonwealth are focused on measures to help Puerto Rico operate within its financial resources and maintain its access to the capital markets. All Puerto Rico credits insured by the Company are current on their debt service payments, and we expect them to continue to make their debt service payments. Neither Puerto Rico nor its related authorities and public corporations are eligible debtors under Chapter 9 of the U.S. Bankruptcy Code. However, Puerto Rico faces high debt levels, a declining population and an economy that has been in recession since 2006. Puerto Rico has been operating with a structural budget deficit in recent years, and its two largest pension funds are significantly underfunded.

In January 2014 the Company downgraded most of its insured Puerto Rico credits to BIG, reflecting the economic and financial challenges facing the Commonwealth and due to concerns that the rating agencies would downgrade Puerto Rico and limit its access to credit. Subsequently, in February 2014, S&P, Moody's and Fitch Ratings downgraded much of the debt of Puerto Rico and its related authorities and public corporations to BIG, citing various factors including limited liquidity and market access risk.

4.	Financial Guaranty Insurance Premiums

The portfolio of outstanding exposures discussed in Note 3, Outstanding Exposure, includes financial guaranty contracts that meet the definition of insurance contracts as well as those that meet the definition of a derivative under GAAP. Amounts presented in this note relate only to financial guaranty insurance contracts. See Note 9, Financial Guaranty Contracts Accounted for as Credit Derivatives.

Accounting Policies

Accounting for financial guaranty contracts that meet the scope exception under derivative accounting guidance are subject to industry specific guidance for financial guaranty insurance. The accounting for contracts that fall under the financial guaranty insurance definition are consistent whether the contract was written on a direct basis, assumed from another financial guarantor under a reinsurance treaty, ceded to another insurer under a reinsurance treaty, or acquired in a business combination.

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

•
For premiums received in installments on financial guaranty insurance contracts that were originally underwritten by the Company, deferred premium revenue is the present value of either (1) contractual premiums due or (2) in cases where the underlying collateral is comprised of homogeneous pools of assets, the expected premiums to be collected over the life of the contract. To be considered a homogeneous pool of assets, prepayments must be contractually prepayable, the amount of prepayments must be probable, and the timing and amount of prepayments must be reasonably estimable. When the Company adjusts prepayment assumptions or expected premium collections, an adjustment is recorded to the deferred premium revenue, with a corresponding adjustment to the premium receivable, and prospective changes are recognized in premium revenues. Premiums receivable are discounted at the risk-free rate at inception and such discount rate is updated only when changes to prepayment assumptions are made that change the expected date of final maturity. Installment premiums typically relate to structured finance transactions, where the insurance premium rate is determined at the inception of the contract but the insured par is subject to prepayment throughout the life of the transaction.

•
For financial guaranty insurance contracts acquired in a business combination, deferred premium revenue is equal to the fair value of the insurance contract at the date of acquisition based on what a hypothetical similarly rated financial guaranty insurer would have charged for the contract at that date and not the actual cash flows under the insurance contract. The amount of deferred premium revenue may differ significantly from cash collections due primarily to fair value adjustments recorded in connection with a business combination.

The Company recognizes deferred premium revenue as earned premium over the contractual period or expected period of the contract in proportion to the amount of insurance protection provided. As premium revenue is recognized, a corresponding decrease to the deferred premium revenue is recorded. The amount of insurance protection provided is a function of the insured principal amount outstanding. Accordingly, the proportionate share of premium revenue recognized in a given reporting period is a constant rate calculated based on the relationship between the insured principal amounts outstanding in the reporting period compared with the sum of each of the insured principal amounts outstanding for all periods. When an insured financial obligation is retired before its maturity, the financial guaranty insurance contract is extinguished. Any nonrefundable deferred premium revenue related to that contract is accelerated and recognized as premium revenue. When a premium receivable balance is deemed uncollectible, it is written off to bad debt expense.

For reinsurance assumed contracts, earned premiums reported in the Company's consolidated statements of operations are calculated based upon data received from ceding companies, however, some ceding companies report premium data between 30 and 90 days after the end of the reporting period. The Company estimates earned premiums for the lag period.  Differences between such estimates and actual amounts are recorded in the period in which the actual amounts are determined. When installment premiums are related to reinsurance assumed contracts, the Company assesses the credit quality and liquidity of the ceding companies and the impact of any potential regulatory constraints to determine the collectability of such amounts.

Deferred premium revenue ceded to reinsurers (ceded unearned premium reserve) is recorded as an asset. Direct, assumed and ceded earned premium revenue are presented together as net earned premiums in the statement of operations. Net earned premiums comprise the following:

Net Earned Premiums

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Scheduled net earned premiums	$470	$581	$765
Acceleration of net earned premiums	263	249	125
Accretion of discount on net premiums receivable	17	22	28
Financial guaranty insurance net earned premiums	750	852	918
Other	2	1	2
Net earned premiums(1)	$752	$853	$920
 ___________________

(1)	Excludes $60 million, $153 million and $75 million for the year ended December 31, 2013, 2012 and 2011, respectively, related to consolidated FG VIEs.

Components of
Unearned Premium Reserve

	As of December 31, 2013			As of December 31, 2012
	Gross	Ceded	Net(1)	Gross	Ceded	Net(1)
	(in millions)
Deferred premium revenue:
Financial guaranty insurance	$4,647	$470	$4,177	$5,349	$586	$4,763
Other	5	—	5	7	—	7
Deferred premium revenue	$4,652	$470	$4,182	$5,356	$586	$4,770
Contra-paid	(57)	(18)	(39)	(149)	(25)	(124)
Unearned premium reserve	$4,595	$452	$4,143	$5,207	$561	$4,646
 ____________________

(1)	Excludes $187 million and $262 million deferred premium revenue and $55 million and $98 million contra-paid related to FG VIEs as of December 31, 2013 and December 31, 2012, respectively.

Gross Premium Receivable,
Net of Commissions on Assumed Business
Roll Forward

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Beginning of period, December 31	$1,005	$1,003	$1,168
Gross premium written, net of commissions on assumed business	145	211	245
Gross premiums received, net of commissions on assumed business	(259)	(294)	(318)
Adjustments:
Changes in the expected term	(28)	44	(104)
Accretion of discount, net of commissions on assumed business	20	36	32
Foreign exchange translation	(1)	13	(5)
Consolidation of FG VIEs	—	(5)	(10)
Other adjustments	(6)	(3)	(5)
End of period, December 31 (1)	$876	$1,005	$1,003
____________________

(1)	Excludes $21 million, $29 million and $28 million as of December 31, 2013 , 2012 and 2011, respectively, related to consolidated FG VIEs.

Gains or losses due to foreign exchange rate changes relate to installment premium receivables denominated in currencies other than the U.S. dollar. Approximately 48% and 47% of installment premiums at December 31, 2013 and 2012, respectively, are denominated in currencies other than the U.S. dollar, primarily the Euro and British Pound Sterling.

The timing and cumulative amount of actual collections may differ from expected collections in the tables below due to factors such as foreign exchange rate fluctuations, counterparty collectability issues, accelerations, commutations and changes in expected lives.

Expected Collections of
Gross Premiums Receivable,
Net of Commissions on Assumed Business
(Undiscounted)

As of December 31, 2013
(in millions)
2014 (January 1 – March 31)	$47
2014 (April 1 – June 30)	33
2014 (July 1 – September 30)	23
2014 (October 1 – December 31)	25
2015	91
2016	85
2017	78
2018	70
2019-2023	279
2024-2028	173
2029-2033	121
After 2033	129
Total(1)	$1,154
 ____________________

(1)	Excludes expected cash collections on FG VIEs of $27 million.

Scheduled Net Earned Premiums

As of December 31, 2013
(in millions)
2014 (January 1 – March 31)	$108
2014 (April 1 – June 30)	107
2014 (July 1 – September 30)	105
2014 (October 1 – December 31)	102
Subtotal 2014	422
2015	372
2016	328
2017	294
2018	269
2019-2023	1,049
2024-2028	668
2029-2033	405
After 2033	370
Total present value basis(1)	4,177
Discount	240
Total future value	$4,417
 ____________________

(1)	Excludes scheduled net earned premiums on consolidated FG VIEs of $187 million.

Selected Information for
Policies Paid in Installments

	As of December 31, 2013	As of December 31, 2012
	(dollars in millions)
Premiums receivable, net of ceding commission payable	$876	$1,005
Gross deferred premium revenue	1,576	1,908
Weighted-average risk-free rate used to discount premiums	3.4%	3.5%
Weighted-average period of premiums receivable (in years)	9.4	9.6

5.	Financial Guaranty Insurance Acquisition Costs

Accounting Policy

Policy acquisition costs that are directly related and essential to successful insurance contract acquisition are deferred for contracts accounted for as insurance. Amortization of deferred policy acquisition costs includes the accretion of discount on ceding commission income and expense. Acquisition costs associated with derivative contracts are not deferred.

Direct costs related to the acquisition of new and renewal contracts that result directly from and are essential to the contract transaction are capitalized. These costs include expenses such as ceding commissions and the cost of underwriting personnel. Ceding commission expense on assumed reinsurance contracts and ceding commission income on ceded reinsurance contracts that are associated with premiums received in installments are calculated at their contractually defined rates and included in deferred acquisition costs ("DAC"), with a corresponding offset to net premiums receivable or reinsurance balances payable. Management uses its judgment in determining the type and amount of costs to be deferred. The Company conducts an annual study to determine which operating costs qualify for deferral. Costs incurred by the insurer for soliciting potential customers, market research, training, administration, unsuccessful acquisition efforts, and product development as well as all overhead type costs are charged to expense as incurred. DAC are amortized in proportion to net earned premiums. When an insured obligation is retired early, the remaining related DAC is expensed at that time.

Expected losses, which include loss adjustment expenses (“LAE”), investment income, and the remaining costs of servicing the insured or reinsured business, are considered in determining the recoverability of DAC.

Rollforward of
Deferred Acquisition Costs

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Beginning of period	$116	$132	$146
Costs deferred during the period:
Commissions on assumed and ceded business	9	(13)	(13)
Premium taxes	4	4	7
Compensation and other acquisition costs	8	10	9
Total	21	1	3
Costs amortized during the period	(13)	(17)	(17)
Foreign exchange translation	0	0	0
End of period	$124	$116	$132

6.	Expected Loss to be Paid

Accounting Policy

The insured portfolio includes policies accounted for under three separate accounting models depending on the characteristics of the contract and the Company's control rights. The Company has paid and expects to pay future losses on policies which fall under each of the three accounting models. The following provides a summarized description of the three accounting models, with references to additional information provided throughout this report. The three models are insurance, derivative and VIE consolidation.

In order to effectively evaluate and manage the economics and liquidity of the entire insured portfolio, management compiles and analyzes loss information for all policies on a consistent basis. The Company monitors and assigns ratings and calculates expected losses in the same manner for all its exposures regardless of form or differing accounting models.

The discussion of expected loss to be paid within this note encompasses all policies in the insured portfolio. Net expected loss to be paid in the tables below consists of the present value of future: expected claim and LAE payments, expected recoveries of excess spread in the transaction structures, cessions to reinsurers, and expected recoveries for breaches of representations and warranties ("R&W") and other loss mitigation strategies.

Accounting Models:

The following is a summary of each of the accounting models prescribed by GAAP with a reference to the notes that describe the accounting policies and required disclosures. This note provides information regarding expected claim payments to be made under all insured contracts.

Insurance Accounting

For contracts accounted for as financial guaranty insurance, loss and LAE reserve is recorded only to the extent and for the amount that expected losses to be paid exceed unearned premium reserve. As a result, the Company has expected loss to be paid that have not yet been expensed. Such amounts will be expensed in future periods as deferred premium revenue amortizes into income. Expected loss to be paid is important from a liquidity perspective in that it represents the present value of amounts that the Company expects to pay or recover in future periods. Expected loss to be expensed is important because it presents the Company's projection of incurred losses that will be recognized in future periods (excluding accretion of discount). See Note 7, Financial Guaranty Insurance Losses.

Derivative Accounting, at Fair Value

For contracts that do not meet the financial guaranty scope exception in the derivative accounting guidance (primarily due to the fact that the insured is not required to be exposed to the insured risk throughout the life of the contract), the Company records such credit derivative contracts at fair value on the consolidated balance sheet with changes in fair value recorded in the consolidated statement of operations. Expected loss to be paid is an important measure used by management to analyze the net economic loss on credit derivatives. The fair value recorded on the balance sheet represents an exit price in a hypothetical market because the Company does not trade its credit derivative contracts. The fair value is determined using significant Level 3 inputs in an internally developed model while the expected loss to be paid (which represents the net present value of expected cash outflows) uses methodologies and assumptions consistent with financial guaranty insurance expected losses to be paid. See Note 8, Fair Value Measurement and Note 9, Financial Guaranty Contracts Accounted for as Credit Derivatives.

VIE Consolidation, at Fair Value

For financial guaranty insurance contracts issued on the debt of variable interest entities over which the Company is deemed to be the primary beneficiary due to its control rights, as defined in accounting literature, the Company consolidates the FG VIE. The Company carries the assets and liabilities of the FG VIEs at fair value under the fair value option election. Management assesses the losses on the insured debt of the consolidated FG VIEs in the same manner as other financial guaranty insurance and credit derivative contracts. Expected loss to be paid for FG VIEs pursuant to AGC's and AGM's financial guaranty insurance policies is calculated in a manner consistent with the Company's other financial guaranty insurance contracts. See Note 10, Consolidation of Variable Interest Entities.

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

Economic Loss Development

Economic loss development represents the change in net expected loss to be paid attributable to the effects of changes in assumptions based on observed market trends, changes in discount rates, accretion of discount and the economic effects of loss mitigation efforts.

Expected loss to be paid and economic loss development include the effects of loss mitigation strategies such as negotiated and estimated recoveries for breaches of representations and warranties, and purchases of insured debt obligations. Additionally, in certain cases, issuers of insured obligations elected, or the Company and an issuer mutually agreed as part of a negotiation, to deliver the underlying collateral or insured obligation to the Company.

In circumstances where the Company has acquired its own insured obligations that have expected losses, either as part of loss mitigation strategy or via delivery of underlying collateral, expected loss to be paid is reduced by the proportionate share of the insured obligation that is held in the investment portfolio. The difference between the purchase price of the obligation and the fair value excluding the value of the Company's insurance, is treated as a paid loss for both purchased bonds and delivered collateral or insured obligations. Assets that are purchased or put to the Company are recorded in the investment portfolio, at fair value, excluding the value of the Company's insurance. See Note 11, Investments and Cash and Note 8, Fair Value Measurement.

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

The following table presents a roll forward of the present value of net expected loss to be paid for all contracts, whether accounted for as insurance, credit derivatives or FG VIEs, by sector, after the benefit for net expected recoveries for contractual breaches of R&W. The Company used weighted average risk-free rates for U.S. dollar denominated obligations, which ranged from 0.0% to 4.44% as of December 31, 2013 and 0.0% to 3.28% as of December 31, 2012.

Net Expected Loss to be Paid
Before Recoveries for Breaches of R&W
Roll Forward by Sector
Year Ended December 31, 2013

	Net Expected Loss to be Paid as of December 31, 2012(2)	Economic Loss Development	(Paid) Recovered Losses(1)	Net Expected Loss to be Paid as of December 31, 2013(2)
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$10	$16	$(1)	$25
Alt-A first lien	693	(40)	(75)	578
Option ARM	460	63	(359)	164
Subprime	351	101	(30)	422
Total first lien	1,514	140	(465)	1,189
Second lien:
Closed-end second lien	99	(3)	(9)	87
HELOCs	39	3	(113)	(71)
Total second lien	138	0	(122)	16
Total U.S. RMBS	1,652	140	(587)	1,205
TruPS	27	7	17	51
Other structured finance	312	(41)	(151)	120
U.S. public finance	7	239	18	264
Non-U.S public finance	52	17	(12)	57
Other insurance	(3)	(10)	10	(3)
Total	$2,047	$352	$(705)	$1,694

Net Expected Loss to be Paid
Before Recoveries for Breaches of R&W
Roll Forward by Sector
Year Ended December 31, 2012

	Net Expected Loss to be Paid as of December 31, 2011	Economic Loss Development	(Paid) Recovered Losses(1)	Expected Loss to be Paid as of December 31, 2012
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$5	$5	$—	$10
Alt-A first lien	702	102	(111)	693
Option ARM	935	128	(603)	460
Subprime	342	57	(48)	351
Total first lien	1,984	292	(762)	1,514
Second lien:
Closed-end second lien	138	(5)	(34)	99
HELOCs	159	80	(200)	39
Total second lien	297	75	(234)	138
Total U.S. RMBS	2,281	367	(996)	1,652
TruPS	64	(30)	(7)	27
Other structured finance	342	2	(32)	312
U.S. public finance	16	74	(83)	7
Non-U.S public finance	51	221	(220)	52
Other insurance	2	(17)	12	(3)
Total	$2,756	$617	$(1,326)	$2,047
____________________

(1)
Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded in reinsurance recoverable on paid losses included in other assets.

(2)
Includes expected LAE to be paid for mitigating claim liabilities of $34 million as of December 31, 2013 and $39 million as of December 31, 2012. The Company paid $54 million and $47 million in LAE for the years ended December 31, 2013 and 2012, respectively.

Net Expected Recoveries from
Breaches of R&W Rollforward
Year Ended December 31, 2013

	Future Net R&W Benefit as of December 31, 2012	R&W Development and Accretion of Discount During 2013	R&W Recovered During 2013(1)	Future Net R&W Benefit as of December 31, 2013(2)
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$4	$—	$—	$4
Alt-A first lien	378	41	(145)	274
Option ARM	591	161	(579)	173
Subprime	109	9	—	118
Total first lien	1,082	211	(724)	569
Second lien:
Closed end second lien	138	(9)	(31)	98
HELOC	150	94	(199)	45
Total second lien	288	85	(230)	143
Total	$1,370	$296	$(954)	$712

Net Expected Recoveries from
Breaches of R&W Rollforward
Year Ended December 31, 2012

	Future Net R&W Benefit as of December 31, 2011	R&W Development and Accretion of Discount During 2012	R&W Recovered During 2012(1)	Future Net R&W Benefit as of December 31, 2012
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$3	$1	$—	$4
Alt-A first lien	407	40	(69)	378
Option ARM	725	89	(223)	591
Subprime	101	8	—	109
Total first lien	1,236	138	(292)	1,082
Second lien:
Closed end second lien	224	5	(91)	138
HELOC	190	36	(76)	150
Total second lien	414	41	(167)	288
Total	$1,650	$179	$(459)	$1,370
____________________

(1)	Gross amounts recovered were $986 million and $485 million for years ended December 31, 2013 and 2012, respectively.

(2)	Includes excess spread that the Company will receive as salvage as a result of a settlement agreement with a R&W provider.

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward
Year Ended December 31, 2013

	Net Expected Loss to be Paid as of December 31, 2012	Economic Loss Development	(Paid) Recovered Losses(1)	Net Expected Loss to be Paid as of December 31, 2013
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$6	$16	$(1)	$21
Alt-A first lien	315	(81)	70	304
Option ARM	(131)	(98)	220	(9)
Subprime	242	92	(30)	304
Total first lien	432	(71)	259	620
Second lien:
Closed-end second lien	(39)	6	22	(11)
HELOCs	(111)	(91)	86	(116)
Total second lien	(150)	(85)	108	(127)
Total U.S. RMBS	282	(156)	367	493
TruPS	27	7	17	51
Other structured finance	312	(41)	(151)	120
U.S. public finance	7	239	18	264
Non-U.S public finance	52	17	(12)	57
Other	(3)	(10)	10	(3)
Total	$677	$56	$249	$982

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward
Year Ended December 31, 2012

	Net Expected Loss to be Paid as of December 31, 2011	Economic Loss Development	(Paid) Recovered Losses(1)	Expected Loss to be Paid as of December 31, 2012
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$2	$4	$—	$6
Alt-A first lien	295	62	(42)	315
Option ARM	210	39	(380)	(131)
Subprime	241	49	(48)	242
Total first lien	748	154	(470)	432
Second lien:
Closed-end second lien	(86)	(10)	57	(39)
HELOCs	(31)	44	(124)	(111)
Total second lien	(117)	34	(67)	(150)
Total U.S. RMBS	631	188	(537)	282
TruPS	64	(30)	(7)	27
Other structured finance	342	2	(32)	312
U.S. public finance	16	74	(83)	7
Non-U.S public finance	51	221	(220)	52
Other	2	(17)	12	(3)
Total	$1,106	$438	$(867)	$677
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

Net Expected Loss to be Paid
By Accounting Model
As of December 31, 2013

	Financial Guaranty Insurance	FG VIEs(1)	Credit Derivatives	Total
	(in millions)
US RMBS:
First lien:
Prime first lien	$3	$—	$18	$21
Alt-A first lien	199	31	74	304
Option ARM	(18)	(2)	11	(9)
Subprime	149	81	74	304
Total first lien	333	110	177	620
Second Lien:
Closed-end second lien	(34)	25	(2)	(11)
HELOCs	(41)	(75)	—	(116)
Total second lien	(75)	(50)	(2)	(127)
Total U.S. RMBS	258	60	175	493
TruPS	3	—	48	51
Other structured finance	161	—	(41)	120
U.S. public finance	264	—	—	264
Non-U.S. public finance	55	—	2	57
Subtotal	$741	$60	$184	985
Other				(3)
Total				$982

Net Expected Loss to be Paid
By Accounting Model
As of December 31, 2012

	Financial Guaranty Insurance	FG VIEs(1)	Credit Derivatives	Total
	(in millions)
US RMBS:
First lien:
Prime first lien	$4	$—	$2	$6
Alt-A first lien	164	27	124	315
Option ARM	(114)	(37)	20	(131)
Subprime	118	50	74	242
Total first lien	172	40	220	432
Second Lien:
Closed-end second lien	(60)	31	(10)	(39)
HELOCs	56	(167)	—	(111)
Total second lien	(4)	(136)	(10)	(150)
Total U.S. RMBS	168	(96)	210	282
TruPS	1	—	26	27
Other structured finance	224	—	88	312
U.S. public finance	7	—	—	7
Non-U.S. public finance	51	—	1	52
Subtotal	$451	$(96)	$325	680
Other				(3)
Total				$677
___________________
(1)    Refer to Note 10, Consolidation of Variable Interest Entities.

The following tables present the net economic loss development for all contracts by accounting model, by sector and after the benefit for estimated and contractual recoveries for breaches of R&W.

Net Economic Loss Development
By Accounting Model
Year Ended December 31, 2013

	Financial Guaranty Insurance	FG VIEs(1)	Credit Derivatives(2)	Total
	(in millions)
US RMBS:
First lien:
Prime first lien	$(1)	$—	$17	$16
Alt-A first lien	(54)	5	(32)	(81)
Option ARM	(62)	(36)	—	(98)
Subprime	48	32	12	92
Total first lien	(69)	1	(3)	(71)
Second Lien:
Closed-end second lien	30	(34)	10	6
HELOCs	(91)	(1)	1	(91)
Total second lien	(61)	(35)	11	(85)
Total U.S. RMBS	(130)	(34)	8	(156)
TruPS	—	—	7	7
Other structured finance	(36)	—	(5)	(41)
U.S. public finance	239	—	—	239
Non-U.S. public finance	16	—	1	17
Subtotal	$89	$(34)	$11	66
Other				(10)
Total				$56

Net Economic Loss Development
By Accounting Model
Year Ended December 31, 2012

	Financial Guaranty Insurance	FG VIEs(1)	Credit Derivatives(2)	Total
	(in millions)
US RMBS:
First lien:
Prime first lien	$2	$—	$2	$4
Alt-A first lien	38	(10)	34	62
Option ARM	37	(8)	10	39
Subprime	31	7	11	49
Total first lien	108	(11)	57	154
Second Lien:
Closed-end second lien	13	(23)	—	(10)
HELOCs	37	7	—	44
Total second lien	50	(16)	—	34
Total U.S. RMBS	158	(27)	57	188
TruPS	(11)	—	(19)	(30)
Other structured finance	15	—	(13)	2
U.S. public finance	75	—	(1)	74
Non-U.S. public finance	222	—	(1)	221
Subtotal	$459	$(27)	$23	455
Other				(17)
Total				$438
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

The further behind a mortgage borrower falls in making payments, the more likely it is that he or she will default. The rate at which borrowers from a particular delinquency category (number of monthly payments behind) eventually default is referred to as the “liquidation rate.” The Company derives its liquidation rate assumptions from observed roll rates, which are the rates at which loans progress from one delinquency category to the next and eventually to default and liquidation. The Company applies liquidation rates to the mortgage loan collateral in each delinquency category and makes certain timing assumptions to project near-term mortgage collateral defaults from loans that are currently delinquent.

Mortgage borrowers that are not more than one payment behind (generally considered performing borrowers) have demonstrated an ability and willingness to pay throughout the recession and mortgage crisis, and as a result are viewed as less likely to default than delinquent borrowers. Performing borrowers that eventually default will also need to progress through delinquency categories before any defaults occur. The Company projects how many of the currently performing loans will default and when they will default, by first converting the projected near term defaults of delinquent borrowers derived from liquidation rates into a vector of conditional default rates ("CDR"), then projecting how the conditional default rates will develop over time. Loans that are defaulted pursuant to the conditional default rate after the near-term liquidation of currently delinquent loans represent defaults of currently performing loans and projected re-performing loans. A conditional default rate is the outstanding principal amount of defaulted loans liquidated in the current month divided by the remaining outstanding amount of the whole pool of loans (or “collateral pool balance”). The collateral pool balance decreases over time as a result of scheduled principal payments, partial and whole principal prepayments, and defaults.

In order to derive collateral pool losses from the collateral pool defaults it has projected, the Company applies a loss severity. The loss severity is the amount of loss the transaction experiences on a defaulted loan after the application of net proceeds from the disposal of the underlying property. The Company projects loss severities by sector based on its experience to date. Further detail regarding the assumptions and variables the Company used to project collateral losses in its U.S. RMBS portfolio may be found below in the sections “U.S. First Lien RMBS Loss Projections: Alt-A First Lien, Option ARM, Subprime and Prime” and “U.S. Second Lien RMBS Loss Projections: HELOCs and Closed-End Second Lien”

The Company is in the process of enforcing claims for breaches of R&W regarding the characteristics of the loans included in the collateral pools. The Company calculates a credit from the RMBS issuer for such recoveries where the R&W were provided by an entity the Company believes to be financially viable and where the Company already has access or believes it will attain access to the underlying mortgage loan files. Where the Company has an agreement with an R&W provider (e.g., the Bank of America Agreement, the Deutsche Bank Agreement or the UBS Agreement) or where it is in advanced discussions on a potential agreement, that credit is based on the agreement or potential agreement. Where the Company does not have an agreement with the R&W provider but the Company believes the R&W provider to be economically viable, the Company estimates what portion of its past and projected future claims it believes will be reimbursed by that provider. Further detail regarding how the Company calculates these credits may be found under “Breaches of Representations and Warranties” below.

The Company projects the overall future cash flow from a collateral pool by adjusting the payment stream from the principal and interest contractually due on the underlying mortgages for (a) the collateral losses it projects as described above, (b) assumed voluntary prepayments and (c) servicer advances. The Company then applies an individual model of the structure of the transaction to the projected future cash flow from that transaction’s collateral pool to project the Company’s future claims and claim reimbursements for that individual transaction. Finally, the projected claims and reimbursements are discounted using risk-free rates. As noted above, the Company runs several sets of assumptions regarding mortgage collateral performance, or scenarios, and probability weights them.

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

Year-End 2013 Compared to Year-End 2012 U.S. RMBS Loss Projections

The Company's RMBS loss projection methodology assumes that the housing and mortgage markets will continue improving. Each quarter the Company makes a judgment as to whether to change the assumptions it uses to make RMBS loss projections based on its observation during the quarter of the performance of its insured transactions (including early stage delinquencies, late stage delinquencies and, for first liens, loss severity) as well as the residential property market and economy in general, and, to the extent it observes changes, it makes a judgment as whether those changes are normal fluctuations or part of a trend. Based on such observations the Company chose to use the same general methodology (with the refinements described below) to project RMBS losses as of December 31, 2013 as it used as of December 31, 2012. The Company's use of the same general approach to project RMBS losses as of December 31, 2013 as it used as of December 31, 2012 was consistent with its view at December 31, 2013 that the housing and mortgage market recovery was occurring at a slower pace than it anticipated at December 31, 2012.

The Company refined its first lien RMBS loss projection methodology as of December 31, 2013 to model explicitly the behavior of borrowers with loans that had been modified. The Company has observed that mortgage loan servicers were modifying more mortgage loans (reducing or forbearing from collecting interest or principal or both due on mortgage loans) to reduce the borrowers’ monthly payments and so improve their payment performance than was the case before the mortgage crisis. Borrowers who are current based on their new, reduced monthly payments are generally reported as current, but are more likely to default than borrowers who are current and whose loans have not been modified. The Company believes modified loans are most likely to default again during the first year after modification. The Company set its liquidation rate assumptions as of December 31, 2012 based on observed roll rates and with modification activity in mind. As of December 31, 2013 the Company made a number of refinements to its first lien RMBS loss projection assumptions to treat loan modifications explicitly. Specifically, in the base case approach, it:

•	established a liquidation rate assumption for loans reported as current but that had been reported as modified in the previous 12 months,

•	assumed that currently delinquent loans that did not roll to liquidation would behave like modified loans, and so applied the modified loan liquidation rate to them,

•
increased from two to three years the period over which it calculates the initial CDR based on assumed liquidations of non-performing loans and modified loans, to account for the longer period modified loans will take to default,

•
increased the period it assumes the transactions will experience the initial loss severity assumption before it improves and the period during which the transaction will experience low voluntary prepayment rates,

•	established an assumption for servicers not to advance loan payments on all delinquent loans

The methodology and revised assumptions the Company uses to project first lien RMBS losses and the scenarios it employs are described in more detail below under " - U.S. First Lien RMBS Loss Projections: Alt A First Lien, Option ARM, Subprime and Prime". The refinement in assumptions described above resulted in a reduction of the initial CDRs but the application of the initial CDRs for a longer period, which generally resulted in a higher amount of loans being liquidated at the initial CDR under the refined assumptions than under the initial CDR under the previous assumptions. The Company estimated the impact of all of the refinements to its assumptions described above to be an increase of expected losses of approximately $8 million (before adjustments for settlements or loss mitigation purchases) by running on the first lien RMBS portfolio as of December 31, 2013 base case assumptions similar to what it used as of December 31, 2012 and comparing those results to those results from the refined assumptions.

During 2013 the Company observed improvements in the performance of its second lien RMBS transactions that, when viewed in the context of their performance prior to 2013, suggested those transactions were beginning to respond to the improvements in the residential property market and economy being widely reported by market observers. Based on such observations, in projecting losses for second lien RMBS the Company chose to decrease by two months in its base scenario and by three months in its optimistic scenario the period it assumed it would take the mortgage market to recover as compared to December 31, 2012. Also during 2013 the Company observed material improvements in the delinquency measures of certain second lien RMBS for which the servicing had been transferred, and made certain adjustments on just those transactions to reflect its view that much of this improvement was due to loan modifications and reinstatements made by the new servicer and that such recently modified and reinstated loans may have a higher likelihood of defaulting again. The methodology and assumptions the Company uses to project second lien RMBS losses and the scenarios it employs are described in more detail below under " - U.S. Second Lien RMBS Loss Projections: HELOCs and Closed-End Second Lien".

The Company observed some improvement in delinquency trends in most of its RMBS transactions during 2013, with some of that improvement in second liens driven by servicing transfers it effectuated. Such improvement is naturally transmitted to its projections for each individual RMBS transaction, since the projections are based on the delinquency performance of the loans in that individual transaction.

Year-End 2012 Compared to Year-End 2011 U.S. RMBS Loss Projections

Based on the Company’s observation during 2012 of the performance of its insured transactions (including early stage delinquencies, late stage delinquencies and, for first liens, loss severity) as well as the residential property market and economy in general, the Company chose to use essentially the same assumptions and scenarios to project RMBS loss as of December 31, 2012 as it used as of December 31, 2011, except that as compared to December 31, 2011:

•	in its most optimistic scenario, it reduced by three months the period it assumed it would take the mortgage market to recover; and

•	in its most pessimistic scenario, it increased by three months the period it assumed it would take the mortgage market to recover.

The Company's use of essentially the same assumptions and scenarios to project RMBS losses as of December 31, 2012 as at December 31, 2011 was consistent with its view at December 31, 2012 that the housing and mortgage market recovery was occurring at a slower pace than it anticipated at December 31, 2011. The Company's changes during 2012 to the period it would take the mortgage market to recover in its most optimistic scenario and its most pessimistic scenario allowed it to consider a wider range of possibilities for the speed of the recovery. Since the Company's projections for each RMBS transaction are based on the delinquency performance of the loans in that individual RMBS transaction, improvement or deterioration in that aspect of a transaction's performance impacts the projections for that transaction. The methodology and assumptions the Company uses to project RMBS losses and the scenarios it employs are described in more detail below under " – U.S. First Lien RMBS Loss Projections: Alt A First Lien, Option ARM, Subprime and Prime" and "– U.S. Second Lien RMBS Loss Projections: HELOCs and Closed-End Second Lien."

U.S. First Lien RMBS Loss Projections: Alt-A First Lien, Option ARM, Subprime and Prime

     The majority of projected losses in first lien RMBS transactions are expected to come from non-performing mortgage loans (those that have been modified in the previous 12 months or are delinquent or in foreclosure or that have been foreclosed and so the RMBS issuer owns the underlying real estate). Changes in the amount of non-performing loans from the amount projected in the previous period are one of the primary drivers of loss development in this portfolio. In order to determine the number of defaults resulting from these delinquent and foreclosed loans, the Company applies a liquidation rate assumption to loans in each of various non-performing categories. The liquidation rate is a standard industry measure that is used to estimate the number of loans in a given non-performing category that will default within a specified time period. The Company arrived at its liquidation rates based on data purchased from a third party provider and assumptions about how delays in the foreclosure process and loan modifications may ultimately affect the rate at which loans are liquidated. As described above under “ - Year-End 2013 Compared to Year-End 2012 U.S. RMBS Loss Projections”, the Company refined its methodology as of December 31, 2013 to establishing liquidation rates to explicitly consider loans modifications and revised the period over which it projects these liquidations to occur from two to three years. Based on its review of that data, the Company made the changes described in the following table as of December 31, 2013 and maintained the same liquidation assumptions at December 31, 2012 and December 31, 2011. The following table shows liquidation assumptions for various non-performing categories.

First Lien Liquidation Rates

	December 31, 2013	December 31, 2012	December 31, 2011
Current Loans Modified in Previous 12 Months
Alt A and Prime	35%	N/A	N/A
Option ARM	35	N/A	N/A
Subprime	35	N/A	N/A
30 – 59 Days Delinquent
Alt A and Prime	50	35%	35%
Option ARM	50	50	50
Subprime	45	30	30
60 – 89 Days Delinquent
Alt A and Prime	60	55	55
Option ARM	65	65	65
Subprime	50	45	45
90+ Days Delinquent
Alt A and Prime	75	65	65
Option ARM	70	75	75
Subprime	60	60	60
Bankruptcy
Alt A and Prime	60	55	55
Option ARM	60	70	70
Subprime	55	50	50
Foreclosure
Alt A and Prime	85	85	85
Option ARM	80	85	85
Subprime	70	80	80
Real Estate Owned
All	100	100	100

While the Company uses liquidation rates as described above to project defaults of non-performing loans, it projects defaults on presently current loans by applying a CDR trend. The start of that CDR trend is based on the defaults the Company projects will emerge from currently nonperforming loans. The total amount of expected defaults from the non-performing loans is translated into a constant CDR (i.e., the CDR plateau), which, if applied for each of the next 36 months (up from 24 months as of December 31, 2012), would be sufficient to produce approximately the amount of defaults that were calculated to emerge from the various delinquency categories. The CDR thus calculated individually on the delinquent collateral pool for each RMBS is then used as the starting point for the CDR curve used to project defaults of the presently performing loans. The refinement in assumptions described above under “ - Year-End 2013 Compared to Year-End 2012 U.S. RMBS Loss Projections” resulted in a reduction of the initial CDRs but the application of the initial CDRs for a longer period generally resulted in a higher amount of loans being liquidated at the initial CDR under the December 31, 2013 assumptions than under the initial CDR under the December 31, 2012 assumptions.

In the base case, after the initial 36-month CDR plateau period, each transaction’s CDR is projected to improve over 12 months to an intermediate CDR (calculated as 20% of its CDR plateau); that intermediate CDR is held constant for 36 months and then trails off in steps to a final CDR of 5% of the CDR plateau. Under the Company’s methodology, defaults projected to occur in the first 36 months represent defaults that can be attributed to loans that are currently delinquent or in foreclosure, while the defaults projected to occur using the projected CDR trend after the first 36 month period represent defaults attributable to borrowers that are currently performing.

Another important driver of loss projections is loss severity, which is the amount of loss the transaction incurs on a loan after the application of net proceeds from the disposal of the underlying property. Loss severities experienced in first lien transactions have reached historic high levels, and the Company is assuming in the base case that these high levels generally will continue for another 18 months (up from a twelve months as of December 31, 2012), except that in the case of subprime loans, the Company assumes the unprecedented 90% loss severity rate will continue for another nine months (up from six months as of December 31, 2012) then drop to 80% for nine more months (up from six months as of December 31, 2012), in each case before following the ramp described below. The Company determines its initial loss severity based on actual recent experience. The Company’s initial loss severity assumptions for December 31, 2013 were the same as it used for December 31, 2012 and December 31, 2011. The Company then assumes that loss severities begin returning to levels consistent with underwriting assumptions beginning after the initial 18 month period, declining to 40% in the base case over 2.5 years (up from two years as of December 31, 2012).

The following table shows the range of key assumptions used in the calculation of expected loss to be paid for individual transactions for direct vintage 2004 - 2008 first lien U.S. RMBS.

Key Assumptions in Base Case Expected Loss Estimates
First Lien RMBS(1)

	As of December 31, 2013			As of December 31, 2012			As of December 31, 2011
Alt-A First Lien
Plateau CDR	2.8%	–	18.4%	3.8%	–	23.2%	2.8%	–	41.3%
Intermediate CDR	0.6%	–	3.7%	0.8%	–	4.6%	0.6%	–	8.3%
Period until intermediate CDR	48 months			36 months			36 months
Final CDR	0.1%	–	0.9%	0.2%	–	1.2%	0.1%	–	2.1%
Initial loss severity	65%			65%			65%
Initial conditional prepayment rate ("CPR")	0.0%	–	34.2%	0.0%	–	39.4%	0.0%	–	37.5%
Final CPR	15%			15%			15%
Option ARM
Plateau CDR	4.9%	–	16.8%	7.0%	–	26.1%	9.6%	–	31.5%
Intermediate CDR	1.0%	–	3.4%	1.4%	–	5.2%	1.9%	–	6.3%
Period until intermediate CDR	48 months			36 months			36 months
Final CDR	0.2%	–	0.8%	0.4%	–	1.3%	0.5%	–	1.6%
Initial loss severity	65%			65%			65%
Initial CPR	0.4%	–	13.1%	0.0%	–	10.7%	0.0%	–	29.1%
Final CPR	15%			15%			15%
Subprime
Plateau CDR	5.6%	–	16.2%	7.3%	–	26.2%	8.3%	–	29.9%
Intermediate CDR	1.1%	–	3.2%	1.5%	–	5.2%	1.7%	–	6%
Period until intermediate CDR	48 months			36 months			36 months
Final CDR	0.3%	–	0.8%	0.4%	–	1.3%	0.4%	–	1.5%
Initial loss severity	90%			90%			90%
Initial CPR	0.0%	–	15.7%	0.0%	–	17.6%	0.0%	–	16.3%
Final CPR	15%			15%			15%
____________________
(1)                                Represents variables for most heavily weighted scenario (the “base case”).

The rate at which the principal amount of loans is voluntarily prepaid may impact both the amount of losses projected (since that amount is a function of the conditional default rate, the loss severity and the loan balance over time) as well as the amount of excess spread (the amount by which the interest paid by the borrowers on the underlying loan exceeds the amount of interest owed on the insured obligations). The assumption for the voluntary CPR follows a similar pattern to that of the conditional default rate. The current level of voluntary prepayments is assumed to continue for the plateau period before gradually increasing over 12 months to the final CPR, which is assumed to be 15% in the base case. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant. These assumptions are the same as those the Company used for December 31, 2012 and December 31, 2011 except that, as of December 31, 2013 the period of initial CDRs were assumed to last 12 months longer than they were assumed to last as of December 31, 2012 and 2011, so the initial CPR is also held constant 12 months longer as of December 31, 2013 than it was as of December 31, 2012 or 2011.

In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the conditional default rate returned to its modeled equilibrium, which was defined as 5% of the initial conditional default rate. The Company also stressed CPR and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios (including its base case) as of December 31, 2013, using the same number of scenarios and weightings as it used as of December 31, 2012 and 2011. The Company used a similar approach to establish its pessimistic and optimistic scenarios as of December 31, 2013 as it used as of December 31, 2012 and 2011, increasing and decreasing the periods of stress from those used in the base case, except that all of the stress periods were longer as of December 31, 2013 than they were as of December 31, 2012 and 2011. In a somewhat more stressful environment than that of the base case, where the conditional default rate plateau was extended six months (to be 42 months long) before the same more gradual conditional default rate recovery and loss severities were assumed to recover over 4.5 rather than 2.5 years (and subprime loss severities were assumed to recover only to 60%), expected loss to be paid would increase from current projections by approximately $41 million for Alt-A first liens, $12 million for Option ARM, $93 million for subprime and $4 million for prime transactions. In an even more stressful scenario where loss severities were assumed to rise and then recover over nine years and the initial ramp-down of the conditional default rate was assumed to occur over 15 months and other assumptions were the same as the other stress scenario, expected loss to be paid would increase from current projections by approximately $111 million for Alt-A first liens, $30 million for Option ARM, $136 million for subprime and $12 million for prime transactions. The Company also considered two scenarios where the recovery was faster than in its base case. In a scenario with a somewhat less stressful environment than the base case, where conditional default rate recovery was somewhat less gradual and the initial subprime loss severity rate was assumed to be 80% for 18 months and was assumed to recover to 40% over 2.5 years, expected loss to be paid would increase from current projections by approximately $1 million for Alt-A first lien and would decrease by $11 million for Option ARM, $24 million for subprime and $1 million for prime transactions. In an even less stressful scenario where the conditional default rate plateau was six months shorter (30 months, effectively assuming that liquidation rates would improve) and the conditional default rate recovery was more pronounced, (including an initial ramp-down of the conditional default rate over nine months rather than 12 months), expected loss to be paid would decrease from current projections by approximately $38 million for Alt-A first lien, $29 million for Option ARM, $77 million for subprime and $4 million for prime transactions.

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

Key Assumptions in Base Case Expected Loss Estimates
Second Lien RMBS(1)

HELOC key assumptions	As of December 31, 2013			As of December 31, 2012			As of December 31, 2011
Plateau CDR	2.3%	–	7.7%	3.8%	–	15.9%	4.0%	–	27.4%
Final CDR trended down to	0.4%	–	3.2%	0.4%	–	3.2%	0.4%	–	3.2%
Period until final CDR	34 months			36 months			36 months
Initial CPR	2.7%	–	21.5%	2.9%	–	15.4%	1.4%	–	25.8%
Final CPR	10%			10%			10%
Loss severity	98%			98%			98%

Closed-end second lien key assumptions	As of December 31, 2013			As of December 31, 2012			As of December 31, 2011
Plateau CDR	7.3%	–	15.1%	7.3%	–	20.7%	6.9%	–	29.5%
Final CDR trended down to	3.5%	–	9.1%	3.5%	–	9.1%	3.5%	–	9.1%
Period until final CDR	34 months			36 months			36 months
Initial CPR	3.1%	–	12.0%	1.9%	–	12.5%	0.9%	–	14.7%
Final CPR	10%			10%			10%
Loss severity	98%			98%			98%
 ____________________

(1)	Represents variables for most heavily weighted scenario (the “base case”).

In second lien transactions the projection of near-term defaults from currently delinquent loans is relatively straightforward because loans in second lien transactions are generally “charged off” (treated as defaulted) by the securitization’s servicer once the loan is 180 days past due. Most second lien transactions report the amount of loans in five monthly delinquency categories (i.e., 30-59 days past due, 60-89 days past due, 90-119 days past due, 120-149 days past due and 150-179 days past due). The Company estimates the amount of loans that will default over the next five months by calculating current representative liquidation rates (the percent of loans in a given delinquency status that are assumed to ultimately default) from selected representative transactions and then applying an average of the preceding twelve months’ liquidation rates to the amount of loans in the delinquency categories. The amount of loans projected to default in the first through fifth months is expressed as a CDR. The first four months’ CDR is calculated by applying the liquidation rates to the current period past due balances (i.e., the 150-179 day balance is liquidated in the first projected month, the 120-149 day balance is liquidated in the second projected month, the 90-119 day balance is liquidated in the third projected month and the 60-89 day balance is liquidated in the fourth projected month). For the fifth month the CDR is calculated using the average 30-59 day past due balances for the prior three months, adjusted as necessary to reflect one time service events. The fifth month CDR is then used as the basis for the plateau period that follows the embedded five months of losses. During 2013 the Company observed material improvements in the delinquency measures of certain second lien RMBS for which the servicing had been transferred, and determined that much of this improvement was due to loan modifications and reinstatements made by the new servicer. To reflect the possibility that such recently modified and reinstated loans may have a higher likelihood of defaulting again, for such transactions the Company treated as severely delinquent a portion of the loans that are current or less than 150 days delinquent and that it identified as having been recently modified or reinstated. Even with that adjustment, the improvement in delinquency measures for those transactions resulted in a lower initial CDR for those transactions than the initial CDR calculated as of December 31, 2012.

As of December 31, 2013, for the base case scenario, the CDR (the “plateau CDR”) was held constant for one month. Once the plateau period has ended, the CDR is assumed to gradually trend down in uniform increments to its final long-term steady state CDR. The long-term steady state CDR is calculated as the constant CDR that would have yielded the amount of losses originally expected at underwriting. In the base case scenario, the time over which the CDR trends down to its final CDR is 28 months. Therefore, the total stress period for second lien transactions is 34 months, comprising five months of delinquent data, a one month plateau period and 28 months of decrease to the steady state CDR. This is two months shorter than used for December 31, 2012 and 2011. When a second lien loan defaults, there is generally a very low recovery. Based on current expectations of future performance, the Company assumes that it will only recover 2% of the collateral, the same as December 31, 2012 and December 31, 2011.

The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected as well as the amount of excess spread. In the base case, the current CPR (based on experience of the most recent three quarters) is assumed to continue until the end of the plateau before gradually increasing to the final CPR over the same period the CDR decreases. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant. The final CPR is assumed to be 10% for both HELOC and closed-end second lien transactions. This level is much higher than current rates for most transactions, but lower than the historical average, which reflects the Company’s continued uncertainty about the projected performance of the borrowers in these transactions. This pattern is consistent with how the Company modeled the CPR at December 31, 2012 and December 31, 2011. To the extent that prepayments differ from projected levels it could materially change the Company’s projected excess spread and losses.

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

As of December 31, 2013, the Company’s base case assumed a one month CDR plateau and a 28 month ramp-down (for a total stress period of 34 months). The Company also modeled a scenario with a longer period of elevated defaults and another with a shorter period of elevated defaults and weighted them the same as of December 31, 2012 and 2011. Increasing the CDR plateau to four months and increasing the ramp-down by five months to 33-months (for a total stress period of 42 months) would increase the expected loss by approximately $26 million for HELOC transactions and $2 million for closed-end second lien transactions. On the other hand, keeping the CDR plateau at one month but decreasing the length of the CDR ramp-down to 18 months (for a total stress period of 24 months) would decrease the expected loss by approximately $24 million for HELOC transactions and $2 million for closed-end second lien transactions.

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

Using these strategies, through December 31, 2013 the Company has caused entities providing R&Ws to pay or agree to pay approximately $3.6 billion (gross of reinsurance) in respect of their R&W liabilities for transactions in which the Company has provided insurance.

(in millions)
Agreement amounts already received	$2,608
Agreement amounts projected to be received in the future	425
Repurchase amounts paid into the relevant RMBS prior to settlement (1)	578
Total R&W payments, gross of reinsurance	$3,611
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

Based on this success, the Company has included in its net expected loss estimates as of December 31, 2013 an estimated net benefit related to breaches of R&W of $712 million, which includes $413 million from agreements with R&W providers and $299 million in transactions where the Company does not yet have such an agreement, all net of reinsurance.

Representations and Warranties Agreements (1)

	Agreement Date	Current Net Par Covered	Receipts to December 31, 2013 (net of reinsurance)	Estimated Future Receipts (net of reinsurance)	Eligible Assets Held in Trust (gross of reinsurance)
	(in millions)
Bank of America - First Lien	April 2011	$1,059	$474	$201	$593
Bank of America - Second Lien	April 2011	1,387	968	NA	NA
Deutsche Bank	May 2012	1,711	179	107	151
UBS	May 2013	807	394	59	174
Others	Various	994	385	46	NA
Total		$5,958	$2,400	$413	$918
____________________

(1)
This table relates to past and projected future recoveries under R&W and related agreements. Excluded is the $299 million of future net recoveries the Company projects receiving from R&W counterparties in transactions with $1,617 million of net par outstanding as of December 31, 2013 not covered by current agreements and $806 million of net par partially covered by agreements but for which the Company projects receiving additional amounts.

The Company's agreements with the counterparties specifically named in the table above required an initial payment to the Company to reimburse it for past claims as well as an obligation to reimburse it for a portion of future claims. The named counterparties placed eligible assets in trust to collateralize their future reimbursement obligations, and the amount of collateral they are required to post may be increased or decreased from time to time as determined by rating agency requirements. Reimbursement payments under these agreements are made either monthly or quarterly and have been made timely. With respect to the reimbursement for future claims:

•
Bank of America. Under the Company's agreement with Bank of America Corporation and certain of its subsidiaries (“Bank of America”), Bank of America agreed to reimburse the Company for 80% of claims on the first lien transactions covered by the agreement that the Company pays in the future, until the aggregate lifetime collateral losses (not insurance losses or claims) on those transactions reach $6.6 billion. As of December 31, 2013 aggregate lifetime collateral losses on those transactions was $3.7 billion, and the Company was projecting in its base case that such collateral losses would eventually reach $5.1 billion.

•
Deutsche Bank. Under the Company's May 2012 agreement with Deutsche Bank AG and certain of its affiliates (collectively, “Deutsche Bank”), Deutsche Bank agreed to reimburse the Company for certain claims it pays in the future on eight first and second lien transactions, including 80% of claims it pays on those transactions until the aggregate lifetime claims (before reimbursement) reach $319 million. As of December 31, 2013, the Company was projecting in its base case that such aggregate lifetime claims would remain below $319 million. In the event aggregate lifetime claims paid exceed $389 million, Deutsche Bank must reimburse Assured Guaranty for 85% of such claims paid (in excess of $389 million) until such claims paid reach $600 million.

The agreement also requires Deutsche Bank to reimburse AGC for future claims it pays on certain RMBS re-securitizations. The amount available for reimbursement of claim payments is based on a percentage of the losses that occur in certain uninsured tranches (“Uninsured Tranches”) within the eight transactions described above: 60% of losses on the Uninsured Tranches (up to $141 million of losses), 60% of such losses (for losses between $161 million and $185 million), and 100% of such losses (for losses from $185 million to $248 million). Losses on the Uninsured Tranches from $141 million to $161 million and above $248 million are not included in the calculation of AGC's reimbursement amount for re-securitization claim payments. As of December 31, 2013, the Company was projecting in its base case that losses on the Uninsured Tranches would be $150 million. Pursuant to the CDS termination on October 10, 2013 described below, a portion of Deutsche Bank's reimbursement obligation was applied to the terminated CDS. After giving effect to application of the portion of the reimbursement obligation to the terminated CDS, as well as to reimbursements related to other covered RMBS re-securitizations, and based on the Company's base case projections for losses on the Uninsured Tranches, the Company expects that $30 million will be available to reimburse AGC for re-securitization claim payments on the remaining re-securitizations. Except for the reimbursement obligation based on losses occurring on the Uninsured Tranches and the termination agreed to described below, the agreement with Deutsche Bank does not cover transactions where the Company has provided protection to Deutsche Bank on RMBS transactions in CDS form.

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

•
UBS. On May 6, 2013, the Company entered into an agreement with UBS Real Estate Securities Inc. and affiliates ("UBS") and a third party resolving the Company’s claims and liabilities related to specified RMBS transactions that were issued, underwritten or sponsored by UBS and insured by AGM or AGC under financial guaranty insurance policies. Under the agreement, UBS agreed to reimburse the Company for 85% of future losses on three first lien RMBS transactions.

•
Flagstar. On June 21, 2013, AGM entered into a settlement agreement with Flagstar Bank in connection with its litigation for breach of contract against Flagstar on the Flagstar Home Equity Loan Trust, Series 2005-1 and Series 2006-2 second lien transactions. The agreement followed judgments by the court in February and April 2013 in favor of AGM, which Flagstar had planned to appeal. As part of the settlement, AGM received a cash payment of $105 million and Flagstar withdrew its appeal. Flagstar also will reimburse AGM in full for all future claims on AGM’s financial guaranty insurance policies for such transactions. This settlement resolved all RMBS claims that AGM had asserted against Flagstar and each party agreed to release the other from any and all other future RMBS-related claims between them.

The Company calculated an expected recovery of $299 million from breaches of R&W in transactions not covered by agreements with $1,617 million of net par outstanding as of December 31, 2013 and $806 million of net par partially covered by agreements but for which the Company projects receiving additional amounts. The Company did not incorporate any gain contingencies from potential litigation in its estimated repurchases. The amount the Company will ultimately recover related to such contractual R&W is uncertain and subject to a number of factors including the counterparty's ability to pay, the number and loss amount of loans determined to have breached R&W and, potentially, negotiated settlements or litigation recoveries. As such, the Company's estimate of recoveries is uncertain and actual amounts realized may differ significantly from these estimates. In arriving at the expected recovery from breaches of R&W not already covered by agreements, the Company considered the creditworthiness of the provider of the R&W, the number of breaches found on defaulted loans, the success rate in resolving these breaches across those transactions where material repurchases have been made and the potential amount of time until the recovery is realized. The calculation of expected recovery from breaches of such contractual R&W involved a variety of scenarios which ranged from the Company recovering substantially all of the losses it incurred due to violations of R&W to the Company realizing limited recoveries. These scenarios were probability weighted in order to determine the recovery incorporated into the Company's estimate of expected losses. This approach was used for both loans that had already defaulted and those assumed to default in the future. The Company adjusts the calculation of its expected recovery from breaches of R&W based on changing facts and circumstances with respect to each counterparty and transaction.

The Company uses the same RMBS projection scenarios and weightings to project its future R&W benefit as it uses to project RMBS losses on its portfolio. To the extent the Company increases its loss projections, the R&W benefit (whether pursuant to an R&W agreement or not) generally will also increase, subject to the agreement limits and thresholds described above. Similarly, to the extent the Company decreases its loss projections, the R&W benefit (whether pursuant to an R&W agreement or not) generally will also decrease, subject to the agreement limits and thresholds described above.

The Company accounts for the loss sharing obligations under the R&W agreements on financial guaranty insurance contracts as subrogation, offsetting the losses it projects by an R&W benefit from the relevant party for the applicable portion of the projected loss amount. Proceeds projected to be reimbursed to the Company on transactions where the Company has already paid claims are viewed as a recovery on paid losses. For transactions where the Company has not already paid claims, projected recoveries reduce projected loss estimates. In either case, projected recoveries have no effect on the amount of the Company's exposure. See Notes 8, Fair Value Measurement and 9, Consolidation of Variable Interest Entities.

 U.S. RMBS Risks with R&W Benefit

	Number of Risks (1) as of		Debt Service as of
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
			(dollars in millions)
Prime first lien	1	1	$38	$44
Alt-A first lien	19	26	2,856	4,173
Option ARM	9	10	641	1,183
Subprime	5	5	998	989
Closed-end second lien	4	4	158	260
HELOC	4	7	320	549
Total	42	53	$5,011	$7,198
____________________
(1)                                 A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making Debt Service payments.This table shows the full future Debt Service (not just the amount of Debt Service expected to be reimbursed) for risks with projected future R&W benefit, whether pursuant to an agreement or not.

The following table provides a breakdown of the development and accretion amount in the roll forward of estimated recoveries associated with alleged breaches of R&W.

Components of R&W Development

	Year Ended December 31,
	2013	2012
	(in millions)
Inclusion (removal) of deals with breaches of R&W during period	$6	$(3)
Change in recovery assumptions as the result of additional file review and recovery success	(6)	(10)
Estimated increase (decrease) in defaults that will result in additional (lower) breaches	(8)	63
Results of settlements	289	120
Accretion of discount on balance	15	9
Total	$296	$179

“XXX” Life Insurance Transactions

The Company’s $2.7 billion net par of XXX life insurance transactions as of December 31, 2013 include $598 million rated BIG. The BIG “XXX” life insurance reserve securitizations are based on discrete blocks of individual life insurance business. In each such transaction the monies raised by the sale of the bonds insured by the Company were used to capitalize a special purpose vehicle that provides reinsurance to a life insurer or reinsurer. The monies are invested at inception in accounts managed by third-party investment managers.

The BIG “XXX” life insurance transactions consist of two transactions: Ballantyne Re p.l.c and Orkney Re II p.l.c. These transactions had material amounts of their assets invested in U.S. RMBS transactions. Based on its analysis of the information currently available, including estimates of future investment performance, and projected credit impairments on the invested assets and performance of the blocks of life insurance business at December 31, 2013, the Company’s projected net expected loss to be paid is $73 million. The overall decrease of approximately $66 million in expected loss to be paid during 2013 is due primarily to the purchase of insured notes during the year.

Student Loan Transactions

The Company has insured or reinsured $2.8 billion net par of student loan securitizations, of which $1.9 billion was issued by private issuers and classified as asset-backed and $0.9 billion was issued by public authorities and classified as public finance. Of these amounts, $206 million and $253 million, respectively, are rated BIG. The Company is projecting approximately $64 million of net expected loss to be paid in these portfolios. In general, the losses are due to: (i) the poor credit performance of private student loan collateral and high loss severities, or (ii) high interest rates on auction rate securities with respect to which the auctions have failed. The largest of these losses was approximately $26 million and related to a transaction backed by a pool of private student loans assumed by AG Re from another monoline insurer. The guaranteed bonds were issued as auction rate securities that now bear a high rate of interest due to the downgrade of the primary insurer’s financial strength rating. Further, the underlying loan collateral has performed below expectations. The overall increase of $10 million in net expected loss during 2013 was primarily due to worse than expected collateral performance.

Trust Preferred Securities Collateralized Debt Obligations

The Company has insured or reinsured $5.0 billion of net par (72% of which is in CDS form) of collateralized debt obligations (“CDOs”) backed by TruPS and similar debt instruments, or “TruPS CDOs.” Of the $5.0 billion, $1.7 billion is rated BIG. The underlying collateral in the TruPS CDOs consists of subordinated debt instruments such as TruPS issued by bank holding companies and similar instruments issued by insurance companies, real estate investment trusts (“REITs”) and other real estate related issuers.

The Company projects losses for TruPS CDOs by projecting the performance of the asset pools across several scenarios (which it weights) and applying the CDO structures to the resulting cash flows. At December 31, 2013, the Company has projected expected losses to be paid for TruPS CDOs of $51 million. The increase of approximately $24 million in 2013 was due primarily to additional defaults and deferrals in the underlying collateral as well as the receipt during the year of $9 million in reimbursements for claims previously paid.

Selected U.S. Public Finance Transactions

The Company insures general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $5.4 billion net par. The Company rates $5.2 billion net par of that amount BIG. Although recent announcements and actions by the current Governor and his administration indicate officials of the Commonwealth are focused on measures that are intended to help Puerto Rico operate within its financial resources and maintain its access to the capital markets, Puerto Rico faces significant challenges, including high debt levels, a declining population and an economy that has been in recession since 2006. Puerto Rico has been operating with a structural budget deficit in recent years, and its two largest pension funds are significantly underfunded. In February 2014, S&P, Moody's and Fitch Ratings downgraded much of the debt of Puerto Rico and its related authorities and public corporations to below investment grade, citing various factors including limited liquidity and market access risk. The Commonwealth has not defaulted on any of its debt. Neither Puerto Rico nor its related authorities and public corporations are eligible debtors under Chapter 9 of the U.S. Bankruptcy Code. Information regarding the Company's exposure general obligations of Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations, please refer "Puerto Rico Exposure" in Note 3, Outstanding Exposure.

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
The Company has net par exposure to the City of Detroit, Michigan of $2.1 billion as of December 31, 2013. On July 18, 2013, the City of Detroit filed for bankruptcy under Chapter 9 of the U.S. Bankruptcy Code. Most of the Company's net par exposure relates to $1.0 billion of sewer revenue bonds and $784 million of water revenue bonds, both of which the Company rates BBB. Both the sewer and water systems provide services to areas that extend beyond the city limits, and the bonds are secured by a lien on "special revenues." The Company also has net par exposure of $146 million to the City's general obligation bonds (which are secured by a pledge of the unlimited tax, full faith, credit and resources of the City and the specific ad valorem taxes approved by the voters solely to pay debt service on the general obligation bonds) and $175 million of the City's Certificates of Participation (which are unsecured unconditional contractual obligations of the City), both of which the Company rates below investment grade. AGM has filed a complaint in the U.S. Bankruptcy Court for the Eastern District of Michigan against the City seeking a declaratory judgment with respect to the City’s unlawful treatment of its Unlimited Tax General Obligation Bonds. Detail about the lawsuit is set forth under "Recovery Litigation -- Public Finance Transactions" below. On December 3, 2013, the Bankruptcy Court ruled that the City is eligible for protection under Chapter 9. On February 21, 2014, the City filed a proposed plan of adjustment and disclosure statement with the Bankruptcy Court.

During 2013 the Company has resolved, or is in the process of resolving, several of the credits that filed or attempted to file for protection under Chapter 9 of the U.S. Bankruptcy Code:

•
Stockton. On June 28, 2012, the City of Stockton, California filed for bankruptcy protection under Chapter 9 of the U.S. Bankruptcy Code. The Company's net exposure to the City's general fund is $119 million, consisting of pension obligation bonds. The Company also had exposure to lease obligation bonds; as of December 31, 2013, the Company owned all of such bonds and held them in its investment portfolio. As of December 31, 2013, the Company had paid $26 million in net claims. On October 3, 2013, the Company reached a tentative settlement with the City regarding the treatment of the bonds insured by the Company in the City's proposed plan of adjustment. Under the terms of the settlement, the Company received title to an office building, the ground lease of which secures the lease revenue bonds, and will also be entitled to certain fixed payments and certain variable payments contingent on the City's revenue growth. The settlement is subject to a number of conditions, including a sales tax increase (which was approved by voters on November 5, 2013), confirmation of a plan of adjustment that implements the terms of the settlement and definitive documentation. Pursuant to an order of the Bankruptcy Court, the City held a vote of its creditors on its proposed plan of adjustment; all but one of the classes polled voted to accept the plan. The court proceeding to determine whether to confirm the plan of adjustment is expected to begin in May 2014. The Company expects the plan to be confirmed and implemented during 2014.

•
Jefferson County. On November 9, 2011, Jefferson County filed for bankruptcy protection under Chapter 9 of the U.S. Bankruptcy Code. After several years of negotiations and litigation with various parties, Jefferson County's revised plan of adjustment was approved by the bankruptcy court and in December 2013 became effective. In order for Jefferson County to refund and retire the sewer warrants that it had previously issued, and to make other payments under the plan of adjustment, Jefferson County issued approximately $1,785 million of new sewer warrants on December 3, 2013. In that issuance, AGM insured approximately $600 million in initial aggregate principal amount of the senior lien sewer warrants, which AGM internally rates investment grade. The sewer system emerged from bankruptcy with a significantly lower debt burden and a rate structure that is approved through the life of the new sewer warrants.

•
Mashantucket Pequot Foxwoods Casino. During 2013 and as part of a negotiated restructuring, the Company paid off the insured bonds secured by the excess free cash flow of the Foxwoods Casino run by the Mashantucket Pequot Tribe. The Company made cumulative claims payments of $116 million (net of reinsurance) on the insured bonds. In return for participating in the restructuring, the Company received new notes with a principal amount of $145 million with the same seniority as the bonds the Company had insured. The new notes are held as an investment and accounted for as such.

•
Harrisburg. In December 2011, the Commonwealth Court of Pennsylvania appointed a receiver for the City . The Company had insured bonds for a resource recovery facility sponsored by the City. In December 2013 the defaulted recourse recovery facility bonds were paid in full with funds from the sale of the resource recovery facility, the sale of parking system revenue bonds issued by the Pennsylvania Economic Development Financing Authority (“PEDFA”) and claim payments made by the Company. AGM insured $189 million of the parking facility revenue bonds issued by PEDFA and is entitled to receive reimbursements for claims it paid from residual cash flow on the parking system after the payment of debt service on the PEDFA bonds.

The Company has $336 million of net par exposure to the Louisville Arena Authority. The bond proceeds were used to construct the KFC Yum Center, home to the University of Louisville men's and women's basketball teams. Actual revenues available for Debt Service are well below original projections, and under the Company's internal rating scale, the transaction is BIG.

The Company projects that its total future expected net loss across its troubled U.S. public finance credits as of December 31, 2013 will be $264 million. As of December 31, 2012 the Company was projecting a net expected loss of $7 million across it troubled U.S. public finance credits. The net increase of $257 million in expected loss was primarily attributable to deterioration in the credit of Puerto Rico and its related related authorities and public corporations, the bankruptcy filing by the City of Detroit, and a final resolution in Harrisburg that was somewhat worse for the Company than it projected as of December 31, 2012, offset in part primarily by the final resolution of the Company's Jefferson County exposure.

Certain Selected European Country Transactions

The Company insures and reinsures credits with sub-sovereign exposure to various Spanish and Portuguese issuers where a Spanish and Portuguese sovereign default may cause the regions also to default. The Company's gross exposure to these Spanish and Portuguese credits is €437 million and €92 million, respectively and exposure net of reinsurance for Spanish and Portuguese credits is €313 million and €80 million, respectively. The Company rates most of these issuers in the BB category due to the financial condition of Spain and Portugal and their dependence on the sovereign. The Company's Hungary exposure is to infrastructure bonds dependent on payments from Hungarian governmental entities and covered mortgage bonds issued by Hungarian banks. The Company's gross exposure to these Hungarian credits is $645 million and its exposure net of reinsurance is $608 million of which all is rated BIG. The Company estimated net expected losses of $51 million related to these Spanish, Portuguese and Hungarian credits, up from $41 million as of December 31, 2012 largely due to minor movements in exchange rates, interest rates and timing of potential defaults, and the general deterioration of the Company's view of its Hungarian exposure during the year. Information regarding the Company's exposure to other Selected European Countries may be found under "Direct Economic Exposure to the Selected European Countries" in Note 3, Outstanding Exposure.

Manufactured Housing

The Company insures or reinsures a total of $257 million net par of securities backed by manufactured housing loans, of which $180 million is rated BIG. The Company has expected loss to be paid of $26 million as of December 31, 2013, down from $33 million as of December 31, 2012, due primarily to the higher risk free rates used to discount losses and additional amortization on certain transactions.

Infrastructure Finance

The Company has insured exposure of approximately $3.0 billion to infrastructure transactions with refinancing risk as to which the Company may need to make claim payments that it did not anticipate paying when the policies were issued. Although the Company may not experience ultimate loss on a particular transaction, the aggregate amount of the claim payments may be substantial and reimbursement may not occur for an extended time, if at all. These transactions generally involve long-term infrastructure projects that were financed by bonds that mature prior to the expiration of the project concession. The Company expected the cash flows from these projects to be sufficient to repay all of the debt over the life of the project concession, but also expected the debt to be refinanced in the market at or prior to its maturity. Due to market conditions, the Company may have to pay a claim when the debt matures, and then recover its payment from cash flows produced by the project in the future. The Company generally projects that in most scenarios it will be fully reimbursed for such payments. However, the recovery of the payments is uncertain and may take a long time, ranging from 10 to 35 years, depending on the transaction and the performance of the underlying collateral. The Company’s exposure to infrastructure transactions with refinancing risk was reduced during 2013 by the termination of its insurance on A$413 million of infrastructure securities having maturities commencing in 2014. The Company estimates total claims for the remaining two largest transactions with significant refinancing risk, assuming no refinancing and based on certain performance assumptions, could be $1.8 billion on a gross basis; such claims would be payable from 2017 through 2022.

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

•
Credit Suisse: AGM and AGC have sued DLJ Mortgage Capital, Inc. (“DLJ”) and Credit Suisse Securities (USA) LLC (“Credit Suisse”) on first lien U.S. RMBS transactions insured by them. The ones insured by AGM are: CSAB Mortgage-Backed Pass Through Certificates, Series 2006-2; CSAB Mortgage-Backed Pass Through Certificates, Series 2006-3; CSAB Mortgage-Backed Pass Through Certificates, Series 2006-4; and CMSC Mortgage-Backed Pass Through Certificates, Series 2007-3. The ones insured by AGC are: CSAB Mortgage-Backed Pass Through Certificates, Series 2007-1 and TBW Mortgage-Backed Pass Through Certificates, Series 2007-2. Although DLJ and Credit Suisse successfully dismissed certain causes of action and claims for relief asserted in the complaint, the primary causes of action against DLJ for breach of R&W and breach of its repurchase obligations remained. On February 27, 2014 the Appellate Division, First Department unanimously reversed certain aspects of the partial dismissal by the Supreme Court of the State of New York of certain claims for relief by holding as a matter of law that AGM’s and AGC’s remedies for breach of R&W are not limited to the repurchase remedy. On October 21, 2013, AGM and AGC filed an amended complaint against DLJ and Credit Suisse (and added Credit Suisse First Boston Mortgage Securities Corp. as a defendant), asserting claims of fraud and material misrepresentation in the inducement of an insurance contract, in addition to their existing breach of contract claims. The defendants have filed a motion to dismiss certain aspects of the fraud claim against Credit Suisse First Boston Mortgage Securities Corp., and AGM's and AGC's claims for compensatory damages in the form of all claims paid and to be paid by AGM and AGC. The motion to dismiss is currently pending.

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
In May 2012, AGM sued GMAC Mortgage, LLC (formerly GMAC Mortgage Corporation; Residential Asset Mortgage Products, Inc.; Ally Bank (formerly GMAC Bank); Residential Funding Company, LLC (formerly Residential Funding Corporation); Residential Capital, LLC (formerly Residential Capital Corporation, "ResCap"); Ally Financial (formerly GMAC, LLC); and Residential Funding Mortgage Securities II, Inc. on the GMAC RFC Home Equity Loan-Backed Notes, Series 2006-HSA3 and GMAC Home Equity Loan-Backed Notes, Series 2004-HE3 second lien transactions. On May 14, 2012, ResCap and several of its affiliates filed for Chapter 11 protection with the U.S. Bankruptcy Court. The debtors' Joint Chapter 11 Plan became effective in December 2013 and AGM received a settlement amount. Accordingly, AGM dismissed its lawsuit at year-end 2013.
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

Public Finance Transactions

     On December 23, 2013, AGM filed an amended complaint in the U.S. Bankruptcy Court for the Eastern District of Michigan against the City seeking a declaratory judgment with respect to the City’s unlawful treatment of its Unlimited Tax General Obligation Bonds (the “Unlimited Tax Bonds”). The complaint seeks a declaratory judgment and court order establishing, among other things, that, under Michigan law, the proceeds of ad valorem taxes levied and collected by the City for the sole purpose of repaying the Unlimited Tax Bonds are “restricted funds” which must be segregated and not comingled with other funds of the City, that the City is prohibited from using the restricted funds for any purposes other than repaying holders of the Unlimited Tax Bonds, and that holders of the Unlimited Tax Bonds and AGM, as subrogee of the holders, have a statutory lien on the restricted funds which constitutes a lien on special revenues within the meaning of Chapter 9 of the U.S. Bankruptcy Code. A hearing was held on this matter on February 19, 2014.
In June 2010, AGM had sued JPMorgan Chase Bank, N.A. and JPMorgan Securities, Inc. (together, “JPMorgan”), the underwriter of debt issued by Jefferson County, in the Supreme Court of the State of New York alleging that JPMorgan induced AGM to issue its insurance policies in respect of such debt through material and fraudulent misrepresentations and omissions, including concealing that it had secured its position as underwriter and swap provider through bribes to Jefferson County commissioners and others. AGM dismissed the litigation after Jefferson County's Chapter 9 plan of adjustment became effective in December 2013.
 In September 2010, AGM, together with TD Bank, National Association and Manufacturers and Traders Trust Company, as trustees, filed a complaint in the Court of Common Pleas of Dauphin County, Pennsylvania against The Harrisburg Authority, The City of Harrisburg, Pennsylvania, and the Treasurer of the City in connection with certain Resource Recovery Facility bonds and notes issued by The Harrisburg Authority, alleging, among other claims, breach of contract by both The Harrisburg Authority and The City of Harrisburg, and seeking remedies including an order of mandamus compelling the City to satisfy its obligations on the defaulted bonds and notes and the appointment of a receiver for The Harrisburg Authority. In connection with the consummation of Harrisburg's fiscal recovery plan in December 2013, AGM dismissed such litigation.

7.    Financial Guaranty Insurance Losses

Accounting Policies

Loss and LAE Reserve

Loss and LAE reserve reported on the balance sheet relates only to direct and assumed reinsurance contracts that are accounted for as insurance, substantially all of which are financial guaranty insurance contracts. The corresponding reserve ceded to reinsurers is reported as reinsurance recoverable on unpaid losses. As discussed in Note 8, Fair Value Measurement, contracts that meet the definition of a derivative, as well as consolidated FG VIE assets and liabilities, are recorded separately at fair value. Any expected losses related to consolidated FG VIEs are eliminated upon consolidation. Any expected losses on credit derivatives are not recorded as loss and LAE reserve on the consolidated balance sheet.

Under financial guaranty insurance accounting, the sum of unearned premium reserve (deferred premium revenue, less claim payments that have not yet been expensed or "contra-paid"), and loss and LAE reserve represents the Company's stand‑ready obligation. At contract inception, the entire stand-ready obligation is represented by unearned premium reserve. A loss and LAE reserve for an insurance contract is only recorded when the expected loss to be paid plus contra-paid (“total losses”) exceed the deferred premium revenue, on a contract by contract basis.

When a claim payment is made on a contract, it first reduces any recorded loss and LAE reserve. To the extent there is no loss and LAE reserve on a contract, which occurs when total losses are less than deferred premium revenue, or to the extent loss and LAE reserve is not sufficient to cover a claim payment, then such claim payment is recorded as “contra-paid,” which reduces the unearned premium reserve. The contra-paid is recognized in the line item “loss and LAE” in the consolidated statement of operations when and for the amount that total losses exceed the remaining deferred premium revenue on the insurance contract. Loss and LAE in the consolidated statement of operations is presented net of cessions to reinsurers.

Salvage and Subrogation Recoverable

When the Company becomes entitled to the cash flow from the underlying collateral of an insured credit under salvage and subrogation rights as a result of a claim payment or estimated future claim payment, it reduces the expected loss to be paid on the contract. Such reduction in expected loss to be paid can result in one of the following:

•	a reduction in the corresponding loss and LAE reserve with a benefit to the income statement,

•	no entry recorded, if “total loss” is not in excess of deferred premium revenue, or

•	the recording of a salvage asset with a benefit to the income statement if the transaction is in a net recovery position at the reporting date.

The Company recognizes the expected recovery of claim payments (including recoveries from settlement with R&W providers) made by an acquired subsidiary prior to the date of acquisition, consistent with its policy for recognizing recoveries on all financial guaranty insurance contracts. To the extent that the estimated amount of recoveries increases or decreases, due to changes in facts and circumstances, including the examination of additional loan files and our experience in recovering loans put back to the originator, the Company would recognize a benefit or expense consistent with how changes in the expected recovery of all other claim payments are recorded. The ceded component of salvage and subrogation recoverable is recorded in the line item reinsurance balances payable.

Expected Loss to be Expensed

Expected loss to be expensed represents past or expected future net claim payments that have not yet been expensed. Such amounts will be expensed in future periods as deferred premium revenue amortizes into income on financial guaranty insurance policies. Expected loss to be expensed is the Company's projection of incurred losses that will be recognized in future periods, excluding accretion of discount.

Insurance Contracts' Loss Information

The following table provides balance sheet information on loss and LAE reserves and salvage and subrogation recoverable, net of reinsurance.

Loss and LAE Reserve and Salvage and Subrogation Recoverable
Net of Reinsurance
Insurance Contracts

	As of December 31, 2013			As of December 31, 2012
	Loss and LAE Reserve, net	Salvage and Subrogation Recoverable, net	Net Reserve (Recoverable)	Loss and LAE Reserve, net	Salvage and Subrogation Recoverable, net	Net Reserve (Recoverable)
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$3	$—	$3	$3	$—	$3
Alt-A first lien	108	—	108	93	—	93
Option ARM	22	47	(25)	52	216	(164)
Subprime	143	2	141	82	0	82
First lien	276	49	227	230	216	14
Second lien:
Closed-end second lien	5	45	(40)	5	72	(67)
HELOC	5	127	(122)	37	196	(159)
Second lien	10	172	(162)	42	268	(226)
Total U.S. RMBS	286	221	65	272	484	(212)
TruPS	2	—	2	1	—	1
Other structured finance	145	6	139	197	4	193
U.S. public finance	189	8	181	104	134	(30)
Non-U.S. public finance	35	—	35	31	—	31
Financial guaranty	657	235	422	605	622	(17)
Other	2	5	(3)	2	5	(3)
Subtotal	659	240	419	607	627	(20)
Effect of consolidating FG VIEs	(103)	(85)	(18)	(64)	(217)	153
Total (1)	$556	$155	$401	$543	$410	$133
____________________
(1)                                 See “Components of Net Reserves (Salvage)” table for loss and LAE reserve and salvage and subrogation recoverable components.

The following table reconciles the reported gross and ceded reserve and salvage and subrogation amounts to the financial guaranty net reserves (salvage) in the financial guaranty BIG transaction loss summary tables.

Components of Net Reserves (Salvage)
Insurance Contracts

	As of December 31, 2013	As of December 31, 2012
	(in millions)
Loss and LAE reserve	$592	$601
Reinsurance recoverable on unpaid losses	(36)	(58)
Loss and LAE reserve, net	556	543
Salvage and subrogation recoverable	(174)	(456)
Salvage and subrogation payable(1)	19	46
Salvage and subrogation recoverable, net	(155)	(410)
Other recoverables(2)	(15)	(30)
Net reserves (salvage)	386	103
Less: other (non-financial guaranty business)	(3)	(3)
Net reserves (salvage)	$389	$106
____________________
(1)          Recorded as a component of reinsurance balances payable.

(2)     R&W recoverables recorded in other assets on the consolidated balance sheet.

Balance Sheet Classification of
Net Expected Recoveries for Breaches of R&W
Insurance Contracts

	As of December 31, 2013			As of December 31, 2012
	For all Financial Guaranty Insurance Contracts	Effect of Consolidating FG VIEs	Reported on Balance Sheet(1)	For all Financial Guaranty Insurance Contracts	Effect of Consolidating FG VIEs	Reported on Balance Sheet(1)
	(in millions)
Salvage and subrogation recoverable, net	$122	$(49)	$73	$449	$(169)	$280
Loss and LAE reserve, net	363	(24)	339	571	(33)	538
____________________

(1)	The remaining benefit for R&W is either recorded at fair value in FG VIE assets, or not recorded on the balance sheet until the total loss, net of R&W, exceeds unearned premium reserve.

The table below provides a reconciliation of net expected loss to be paid to net expected loss to be expensed. Expected loss to be paid differs from expected loss to be expensed due to: (1) the contra-paid which represent the payments that have been made but have not yet been expensed, (2) salvage and subrogation recoverable for transactions that are in a net recovery position where the Company has not yet received recoveries on claims previously paid (having the effect of reducing net expected loss to be paid by the amount of the previously paid claim and the expected recovery), but will have no future income effect (because the previously paid claims and the corresponding recovery of those claims will offset in income in future periods), and (3) loss reserves that have already been established (and therefore expensed but not yet paid).

Reconciliation of Net Expected Loss to be Paid and
Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of December 31, 2013
(in millions)
Net expected loss to be paid	$801
Less: net expected loss to be paid for FG VIEs	60
Total	741
Contra-paid, net	39
Salvage and subrogation recoverable, net of reinsurance	150
Loss and LAE reserve, net of reinsurance	(554)
Other recoveries (1)	15
Net expected loss to be expensed (2)	$391
____________________

(1)	R&W recoverables recorded in other assets on the consolidated balance sheet.

(2)	Excludes $98 million as of December 31, 2013 related to consolidated FG VIEs.

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

Net Expected Loss to be Expensed
Insurance Contracts

As of December 31, 2013
(in millions)
2014 (January 1 - March 31)	$11
2014 (April 1 - June 30)	11
2014 (July 1 - September 30)	10
2014 (October 1–December 31)	10
Subtotal 2014	42
2015	41
2016	33
2017	30
2018	27
2019 - 2023	99
2024 - 2028	56
2029 - 2033	36
After 2033	27
Net expected loss to be expensed(1)	391
Discount	406
Total future value	$797

____________________

(1)	Consolidation of FG VIEs resulted in reductions of $98 million in net expected loss to be expensed which is on a present value basis.

The following table presents the loss and LAE recorded in the consolidated statements of operations by sector for insurance contracts. Amounts presented are net of reinsurance.

Loss and LAE
Reported on the
Consolidated Statements of Operations

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	$1	$2	$—
Alt-A first lien	(2)	51	53
Option ARM	(48)	137	203
Subprime	80	38	(39)
First lien	31	228	217
Second lien:
Closed end second lien	18	31	1
HELOC	(53)	49	171
Second lien	(35)	80	172
Total U.S. RMBS	(4)	308	389
TruPS	(1)	(10)	11
Other structured finance	(34)	3	107
Structured finance	(35)	(7)	118
Public Finance:
U.S. public finance	198	51	15
Non-U.S. public finance	16	234	33
Public finance	214	285	48
Subtotal	175	586	555
Other	—	(17)	—
Loss and LAE insurance contracts before FG VIE consolidation	175	569	555
Effect of consolidating FG VIEs	(21)	(65)	(107)
Loss and LAE	$154	$504	$448

 The following table provides information on financial guaranty insurance contracts categorized as BIG. Previously, the Company had included securities purchased for loss mitigation purposes in its descriptions of its invested assets and its financial guaranty insured portfolio. Beginning with third quarter 2013, the Company excludes such loss mitigation securities from its disclosure about its financial guaranty insured portfolio (unless otherwise indicated); it has taken this approach as of both December 31, 2013 and December 31, 2012.

 Financial Guaranty Insurance
BIG Transaction Loss Summary
As of December 31, 2013

	BIG Categories (1)
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks(2)	185	(72)	80	(24)	119	(34)	384	—	384
Remaining weighted-average contract period (in years)	10.5	8.1	8.3	5.9	9.8	7.2	10.5	—	10.5
Outstanding exposure:
Principal	$15,132	$(2,741)	$2,483	$(160)	$3,189	$(158)	$17,745	$—	$17,745
Interest	8,114	(1,144)	1,181	(53)	1,244	(52)	9,290	—	9,290
Total(3)	$23,246	$(3,885)	$3,664	$(213)	$4,433	$(210)	$27,035	$—	$27,035
Expected cash outflows (inflows)	$1,853	$(528)	$1,038	$(40)	$1,681	$(62)	$3,942	$(690)	$3,252
Potential recoveries(4)	(1,879)	514	(671)	27	(707)	32	(2,684)	579	(2,105)
Subtotal	(26)	(14)	367	(13)	974	(30)	1,258	(111)	1,147
Discount	13	—	(126)	3	(352)	5	(457)	51	(406)
Present value of expected cash flows	$(13)	$(14)	$241	$(10)	$622	$(25)	$801	$(60)	$741
Deferred premium revenue	$517	$(90)	$163	$(7)	$303	$(27)	$859	$(178)	$681
Reserves (salvage)(5)	$(114)	$1	$117	$(4)	$420	$(13)	$407	$(18)	$389

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of December 31, 2012

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

____________________

(1)
In third quarter 2013, the Company adjusted its approach to assigning internal ratings. See "Refinement of Approach to Internal Credit Ratings and Surveillance Categories" in Note 3, Outstanding Exposure. This approach is reflected in the "Financial Guaranty Insurance BIG Transaction Loss Summary" tables as of both December 31, 2013 and December 31, 2012.

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

For example, AGM has issued financial guaranty insurance policies in respect of the obligations of municipal obligors under interest rate swaps. Under the swaps, AGM insures periodic payments owed by the municipal obligors to the bank counterparties. Under certain of the swaps, AGM also insures termination payments that may be owed by the municipal obligors to the bank counterparties. If (i) AGM has been downgraded below the rating trigger set forth in a swap under which it has insured the termination payment, which rating trigger varies on a transaction by transaction basis; (ii) the municipal obligor has the right to cure by, but has failed in, posting collateral, replacing AGM or otherwise curing the downgrade of AGM; (iii) the transaction documents include as a condition that an event of default or termination event with respect to the municipal obligor has occurred, such as the rating of the municipal obligor being downgraded past a specified level, and such condition has been met; (iv) the bank counterparty has elected to terminate the swap; (v) a termination payment is payable by the municipal obligor; and (vi) the municipal obligor has failed to make the termination payment payable by it, then AGM would be required to pay the termination payment due by the municipal obligor, in an amount not to exceed the policy limit set forth in the financial guaranty insurance policy. At AGM's current financial strength ratings, if the conditions giving rise to the obligation of AGM to make a termination payment under the swap termination policies were all satisfied, then AGM could pay claims in an amount not exceeding approximately $84 million in respect of such termination payments. Taking into consideration whether the rating of the municipal obligor is below any applicable specified trigger, if the financial strength ratings of AGM were further downgraded below "A" by S&P or below "A2" by Moody's, and the conditions giving rise to the obligation of AGM to make a payment under the swap policies were all satisfied, then AGM could pay claims in an additional amount not exceeding approximately $261 million in respect of such termination payments.

As another example, with respect to variable rate demand obligations ("VRDOs") for which a bank has agreed to provide a liquidity facility, a downgrade of AGM or AGC may provide the bank with the right to give notice to bondholders that the bank will terminate the liquidity facility, causing the bondholders to tender their bonds to the bank. Bonds held by the bank accrue interest at a “bank bond rate” that is higher than the rate otherwise borne by the bond (typically the prime rate plus 2.00% — 3.00%, and capped at the lesser of 25% and the maximum legal limit). In the event the bank holds such bonds for longer than a specified period of time, usually 90-180 days, the bank has the right to demand accelerated repayment of bond principal, usually through payment of equal installments over a period of not less than five years. In the event that a municipal obligor is unable to pay interest accruing at the bank bond rate or to pay principal during the shortened amortization period, a claim could be submitted to AGM or AGC under its financial guaranty policy. As of December 31, 2013, AGM and AGC had insured approximately $5.9 billion net par of VRDOs, of which approximately $0.4 billion of net par constituted VRDOs issued by municipal obligors rated BBB- or lower pursuant to the Company’s internal rating. The specific terms relating to the rating levels that trigger the bank’s termination right, and whether it is triggered by a downgrade by one rating agency or a downgrade by all rating agencies then rating the insurer, vary depending on the transaction.

In addition, AGM may be required to pay claims in respect of AGMH’s former financial products business if Dexia SA and its affiliates do not comply with their obligations following a downgrade of the financial strength rating of AGM. Most of the guaranteed investment contracts ("GICs") insured by AGM allow for the withdrawal of GIC funds in the event of a downgrade of AGM, unless the relevant GIC issuer posts collateral or otherwise enhances its credit. Most GICs insured by AGM allow for the termination of the GIC contract and a withdrawal of GIC funds at the option of the GIC holder in the event of a downgrade of AGM below a specified threshold, generally below A- by S&P or A3 by Moody’s, with no right of the GIC issuer to avoid such withdrawal by posting collateral or otherwise enhancing its credit. Each GIC contract stipulates the thresholds below which the GIC issuer must post eligible collateral, along with the types of securities eligible for posting and the collateralization percentage applicable to each security type. These collateralization percentages range from 100% of the GIC balance for cash posted as collateral to, typically, 108% for asset-backed securities. If the entire aggregate accreted GIC balance of approximately $2.7 billion as of December 31, 2013 were terminated, the assets of the GIC issuers (which had an aggregate accreted principal of approximately $4.0 billion and an aggregate market value of approximately $3.8 billion) would be sufficient to fund the withdrawal of the GIC funds.

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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company may refine its methodologies and assumptions. During 2013, no changes were made to the Company’s valuation models that had or are expected to have, a material impact on the Company’s consolidated balance sheets or statements of operations and comprehensive income.

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

Measured and Carried at Fair Value

Fixed-Maturity Securities and Short-term Investments

The fair value of bonds in the investment portfolio is generally based on prices received from third party pricing services or alternative pricing sources with reasonable levels of price transparency. The pricing services prepare estimates of fair value measurements using their pricing models, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. Additional valuation factors that can be taken into account are nominal spreads and liquidity adjustments. The pricing services evaluate each asset class based on relevant market and credit information, perceived market movements, and sector news. The market inputs used in the pricing evaluation, listed in the approximate order of priority include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events. Benchmark yields have in many cases taken priority over reported trades for securities that trade less frequently or those that are distressed trades, and therefore may not be indicative of the market. The extent of the use of each input is dependent on the asset class and the market conditions. Given the asset class, the priority of the use of inputs may change or some market inputs may not be relevant. Additionally, the valuation of fixed maturity investments is more subjective when markets are less liquid due to the lack of market based inputs, which may increase the potential that the estimated fair value of an investment is not reflective of the price at which an actual transaction would occur.

Short-term investments, that are traded in active markets, are classified within Level 1 in the fair value hierarchy and are based on quoted market prices. Securities such as discount notes are classified within Level 2 because these securities are typically not actively traded due to their approaching maturity and, as such, their cost approximates fair value.

Prices determined based on models where at least one significant model assumption or input is unobservable, are considered to be Level 3 in the fair value hierarchy. At December 31, 2013, the Company used models to price 36 fixed-maturity securities, which was 6.9% or $730 million of the Company’s fixed-maturity securities and short-term investments at fair value. Certain level 3 securities were priced with the assistance of an independent third-party. The pricing is based on a discounted cash flow approach using the third-party’s proprietary pricing models. The models use inputs such as projected prepayment speeds;  severity assumptions; recovery lag assumptions; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price depreciation/appreciation rates based on macroeconomic forecasts and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the bond including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities.  Significant changes to any of these inputs could materially change the expected timing of cash flows within these securities which is a significant factor in determining the fair value of the securities.

Other Invested Assets

Other invested assets includes investments carried and measured at fair value on a recurring basis of $121 million and non-recurring basis of $6 million. Assets carried on a recurring basis primarily comprise certain short-term investments and fixed-maturity securities classified as trading and are Level 2 in the fair value hierarchy.

Other Assets

Committed Capital Securities

The fair value of committed capital securities ("CCS"), which is recorded in “other assets” on the consolidated balance sheets, represents the difference between the present value of remaining expected put option premium payments under AGC’s CCS (the “AGC CCS”) and AGM’s Committed Preferred Trust Securities (the “AGM CPS”) agreements, and the estimated present value that the Company would hypothetically have to pay currently for a comparable security (see Note 17, Long-Term Debt and Credit Facilities). The AGC CCS and AGM CPS are carried at fair value with changes in fair value recorded on the consolidated statement of operations. The estimated current cost of the Company’s CCS is based on several factors, including broker-dealer quotes for the outstanding securities, the U.S. dollar forward swap curve, London Interbank Offered Rate ("LIBOR") curve projections and the term the securities are estimated to remain outstanding.

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

Financial Guaranty Contracts Accounted for as Credit Derivatives

The Company’s credit derivatives consist primarily of insured CDS contracts, and also include interest rate swaps that fall under derivative accounting standards requiring fair value accounting through the statement of operations. The Company does not enter into CDS with the intent to trade these contracts and the Company may not unilaterally terminate a CDS contract absent an event of default or termination event that entitles the Company to terminate (except for certain rare circumstances); however, the Company has mutually agreed with various counterparties to terminate certain CDS transactions. Such terminations generally are completed for an amount that approximates the present value of future premiums, not at fair value.

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

Due to the lack of quoted prices and other observable inputs for its instruments or for similar instruments, the Company determines the fair value of its credit derivative contracts primarily through internally developed, proprietary modeling that uses both observable and unobservable market data inputs to derive an estimate of the fair value of the Company's contracts in principal markets (see "Assumptions and Inputs"). There is no established market where financial guaranty insured credit derivatives are actively traded, therefore, management has determined that the exit market for the Company’s credit derivatives is a hypothetical one based on its entry market. Management has tracked the historical pricing of the Company’s deals to establish historical price points in the hypothetical market that are used in the fair value calculation. These contracts are classified as Level 3 in the fair value hierarchy since there is reliance on at least one unobservable input deemed significant to the valuation model, most importantly the Company’s estimate of the value of the non-standard terms and conditions of its credit derivative contracts and of the Company’s current credit standing.

The Company’s models and the related assumptions are continuously reevaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely and relevant market information.

The fair value of the Company’s credit derivative contracts represents the difference between the present value of remaining premiums the Company expects to receive or pay and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge or pay for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the CDS contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. Consistent with the previous several years, market conditions at December 31, 2013 were such that market prices of the Company’s CDS contracts were not available.

Management considers factors such as current prices charged for similar agreements, when available, performance of underlying assets, life of the instrument, and the nature and extent of activity in the financial guaranty credit derivative marketplace. The assumptions that management uses to determine the fair value may change in the future due to market conditions. Due to the inherent uncertainties of the assumptions used in the valuation models, actual experience may differ from the estimates reflected in the Company’s consolidated financial statements and the differences may be material.

Assumptions and Inputs

Listed below are various inputs and assumptions that are key to the establishment of the Company’s fair value for CDS contracts.

·                  Gross spread.

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

·      The weighted average life which is based on future expected premium cash flows and Debt Service schedules.

·                  The rates used to discount future expected premium cash flows which ranged from 0.21% to 3.88% at December 31, 2013 and 0.21% to 2.81% at December 31, 2012.

The Company obtains gross spreads on its outstanding contracts from market data sources published by third parties (e.g. dealer spread tables for the collateral similar to assets within the Company’s transactions), as well as collateral-specific spreads provided by trustees or obtained from market sources. If observable market credit spreads are not available or reliable for the underlying reference obligations, then market indices are used that most closely resemble the underlying reference obligations, considering asset class, credit quality rating and maturity of the underlying reference obligations. These indices are adjusted to reflect the non-standard terms of the Company’s CDS contracts. Market sources determine credit spreads by reviewing new issuance pricing for specific asset classes and receiving price quotes from their trading desks for the specific asset in question. Management validates these quotes by cross-referencing quotes received from one market source against quotes received from another market source to ensure reasonableness. In addition, the Company compares the relative change in price quotes received from one quarter to another, with the relative change experienced by published market indices for a specific asset class. Collateral specific spreads obtained from third-party, independent market sources are un-published spread quotes from market participants or market traders who are not trustees. Management obtains this information as the result of direct communication with these sources as part of the valuation process.

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

·                  Credit spreads provided by the counterparty of the CDS.

·                  Credit spreads extrapolated based upon transactions of similar asset classes, similar ratings, and similar time to maturity.

Information by Credit Spread Type (1)

	As of December 31, 2013	As of December 31, 2012
Based on actual collateral specific spreads	6%	6%
Based on market indices	88%	88%
Provided by the CDS counterparty	6%	6%
Total	100%	100%
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

The premium the Company receives is referred to as the “net spread.” The Company’s pricing model takes into account not only how credit spreads on risks that it assumes affect pricing, but also how the Company’s own credit spread affects the pricing of its deals. The Company’s own credit risk is factored into the determination of net spread based on the impact of changes in the quoted market price for credit protection bought on the Company, as reflected by quoted market prices on CDS referencing AGC or AGM. For credit spreads on the Company’s name the Company obtains the quoted price of CDS contracts traded on AGC and AGM from market data sources published by third parties. The cost to acquire CDS protection referencing AGC or AGM affects the amount of spread on CDS deals that the Company retains and, hence, their fair value. As the cost to acquire CDS protection referencing AGC or AGM increases, the amount of premium the Company retains on a deal generally decreases. As the cost to acquire CDS protection referencing AGC or AGM decreases, the amount of premium the Company retains on a deal generally increases. In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts. Given the current market conditions and the Company’s own credit spreads, approximately 61% and 71% based on number of deals of the Company's CDS contracts are fair valued using this minimum premium as of as of December 31, 2013 and December 31, 2012, respectively. The Company corroborates the assumptions in its fair value model, including the portion of exposure to AGC and AGM hedged by its counterparties, with independent third parties each reporting period. The current level of AGC’s and AGM’s own credit spread has resulted in the bank or deal originator hedging a significant portion of its exposure to AGC and AGM. This reduces the amount of contractual cash flows AGC and AGM can capture as premium for selling its protection.

The amount of premium a financial guaranty insurance market participant can demand is inversely related to the cost of credit protection on the insurance company as measured by market credit spreads assuming all other assumptions remain constant. This is because the buyers of credit protection typically hedge a portion of their risk to the financial guarantor, due to the fact that the contractual terms of the Company's contracts typically do not require the posting of collateral by the guarantor. The extent of the hedge depends on the types of instruments insured and the current market conditions.

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

·                  At December 31, 2013 and 2012, the markets for the inputs to the model were highly illiquid, which impacts their reliability.

·                  Due to the non-standard terms under which the Company enters into derivative contracts, the fair value of its credit derivatives may not reflect the same prices observed in an actively traded market of credit derivatives that do not contain terms and conditions similar to those observed in the financial guaranty market.

These contracts were classified as Level 3 in the fair value hierarchy because there is a reliance on at least one unobservable input deemed significant to the valuation model, most significantly the Company's estimate of the value of non-standard terms and conditions of its credit derivative contracts and amount of protection purchased on AGC or AGM's name.

Fair Value Option on FG VIEs’ Assets and Liabilities

The Company elected the fair value option for all the FG VIEs’ assets and liabilities. See Note 10, Consolidation of Variable Interest Entities.

The FG VIEs that are consolidated by the Company issued securities collateralized by HELOCs, first lien and second lien RMBS, subprime automobile loans, and other loans and receivables. The lowest level input that is significant to the fair value measurement of these assets and liabilities was a Level 3 input (i.e. unobservable), therefore management classified them as Level 3 in the fair value hierarchy. Prices were generally determined with the assistance of an independent third-party. The pricing is based on a discounted cash flow approach and the third-party’s proprietary pricing models. The models to price the FG VIEs’ liabilities used, where appropriate, inputs such as estimated prepayment speeds; market values of the assets that collateralize the securities; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); yields implied by market prices for similar securities; house price depreciation/appreciation rates based on macroeconomic forecasts and, for those liabilities insured by the Company, the benefit from the Company’s insurance policy guaranteeing the timely payment of principal and interest for the FG VIE tranches insured by the Company, taking into account the timing of the potential default and the Company’s own credit rating. The third-party also utilizes an internal model to determine an appropriate yield at which to discount the cash flows of the security, by factoring in collateral types, weighted-average lives, and other structural attributes specific to the security being priced. The expected yield is further calibrated by utilizing algorithm’s designed to aggregate market color, received by the third-party, on comparable bonds.

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
As of December 31, 2013

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed-maturity securities
Obligations of state and political subdivisions	$5,079	$—	$5,043	$36
U.S. government and agencies	700	—	700	—
Corporate securities	1,340	—	1,204	136
Mortgage-backed securities:
RMBS	1,122	—	832	290
CMBS	549	—	549	—
Asset-backed securities	608	—	340	268
Foreign government securities	313	—	313	—
Total fixed-maturity securities	9,711	—	8,981	730
Short-term investments	904	506	398	—
Other invested assets(1)	127	—	119	8
Credit derivative assets	94	—	—	94
FG VIEs’ assets, at fair value	2,565	—	—	2,565
Other assets(2)	84	27	11	46
Total assets carried at fair value	$13,485	$533	$9,509	$3,443
Liabilities:
Credit derivative liabilities	$1,787	$—	$—	$1,787
FG VIEs’ liabilities with recourse, at fair value	1,790	—	—	1,790
FG VIEs’ liabilities without recourse, at fair value	1,081	—	—	1,081
Total liabilities carried at fair value	$4,658	$—	$—	$4,658

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2012

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed-maturity securities
Obligations of state and political subdivisions	$5,631	$—	$5,596	$35
U.S. government and agencies	794	—	794	—
Corporate securities	1,010	—	1,010	—
Mortgage-backed securities:
RMBS	1,266	—	1,047	219
CMBS	520	—	520	—
Asset-backed securities	531	—	225	306
Foreign government securities	304	—	304	—
Total fixed-maturity securities	10,056	—	9,496	560
Short-term investments	817	446	371	—
Other invested assets(1)	120	—	112	8
Credit derivative assets	141	—	—	141
FG VIEs’ assets, at fair value	2,688	—	—	2,688
Other assets(2)	65	24	5	36
Total assets carried at fair value	$13,887	$470	$9,984	$3,433
Liabilities:
Credit derivative liabilities	$1,934	$—	$—	$1,934
FG VIEs’ liabilities with recourse, at fair value	2,090	—	—	2,090
FG VIEs’ liabilities without recourse, at fair value	1,051	—	—	1,051
Total liabilities carried at fair value	$5,075	$—	$—	$5,075
 ____________________

(1)
Includes mortgage loans that are recorded at fair value on a non-recurring basis. At December 31, 2013 and December 31, 2012, such investments were carried at their fair value of $6 million and $7 million, respectively.

(2)    Includes fair value of CCS and supplemental executive retirement plan assets.

Changes in Level 3 Fair Value Measurements

The table below presents a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during the years ended December 31, 2013 and 2012.

Fair Value Level 3 Rollforward
Recurring Basis
Year Ended December 31, 2013

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		Other Invested Assets		FG VIEs’ Assets at Fair Value		Other Assets		Credit Derivative Asset (Liability), net(5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2012	$35		$—		$219		$306		$1		$2,688		$36		$(1,793)		$(2,090)		$(1,051)
Total pretax realized and unrealized gains/(losses) recorded in:(1)
Net income (loss)	(8)	(2)	4	(2)	13	(2)	67	(2)	(1)	(7)	686	(3)	10	(4)	65	(6)	(166)	(3)	(225)	(3)
Other comprehensive income (loss)	13		5		26		(43)		2		—		—		—		—		—
Purchases	—		130	(8)	86		80		2	(8)	—		—		—		—		—
Settlements	(4)		(3)		(54)		(142)		(2)		(663)		—		35		343		168
FG VIE consolidations	—		—		—		—		—		48		—		—		(12)		(37)
FG VIE deconsolidations	—		—		—		—		—		(194)		—		—		135		64
Fair value as of December 31, 2013	$36		$136		$290		$268		$2		$2,565		$46		$(1,693)		$(1,790)		$(1,081)
Change in unrealized gains/(losses) related to financial instruments held as of December 31, 2013	$14		$5		$27		$(20)		$2		$623		$10		$(139)		$(169)		$(326)

Fair Value Level 3 Rollforward
Recurring Basis
Year Ended December 31, 2012

	Fixed-Maturity Securities
	Obligations of state and political subdivisions		RMBS		Asset Backed Securities		Other Invested Assets		FG VIEs’ Assets at Fair Value		Other Assets		Credit Derivative Asset (Liability), net(5)		FG VIEs’ Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2011	$10		$134		$235		$2		$2,819		$54		$(1,304)		$(2,397)		(1,061)
Total pretax realized and unrealized gains/(losses) recorded in:(1)
Net income (loss)	1	(2)	11	(2)	29	(2)	0	(7)	399	(3)	(18)	(4)	(585)	(6)	(276)	(3)	(195)	(3)
Other comprehensive income (loss)	(10)		16		30		(1)		—		—		—		—		—
Purchases	34		108		40		—		—		—		—		—		—
Settlements	—		(50)		(28)		—		(545)		—		96		519		205
FG VIE consolidations	—		—		—		—		15		—		—		(18)		—
FG VIE elimination	—		—		—		—		—		—		—		82		—
Fair value as of December 31, 2012	$35		$219		$306		$1		$2,688		$36		$(1,793)		$(2,090)		(1,051)
Change in unrealized gains/(losses) related to financial instruments held as of December 31, 2012	$(10)		$11		$33		$(1)		$674		$(18)		$(480)		$(608)		50
 ___________________

(1)
Realized and unrealized gains (losses) from changes in values of Level 3 financial instruments represent gains (losses) from changes in values of those financial instruments only for the periods in which the instruments were classified as Level 3.

(2)	Included in net realized investment gains (losses) and net investment income.

(3)	Included in fair value gains (losses) on FG VIEs.

(4)	Recorded in fair value gains (losses) on CCS.

(5)	Represents net position of credit derivatives. The consolidated balance sheet presents gross assets and liabilities based on net counterparty exposure.

(6)	Reported in net change in fair value of credit derivatives.

(7)	Reported in other income.

(8)	Non cash transaction.

Level 3 Fair Value Disclosures

Quantitative Information About Level 3 Fair Value Inputs
At December 31, 2013

Financial Instrument Description	Fair Value at December 31, 2013(in millions)	Valuation Technique	Significant Unobservable Inputs	Range
Assets:
Fixed-maturity securities:
Obligations of state and political subdivisions	$36	Discounted	Rate of inflation	1.0%	-	3.0%
		cash flow	Cash flow receipts	0.5%	-	60.9%
			Discount rates	4.6%		9.0%
			Collateral recovery period	1 month	-	10 years

Corporate securities	136	Discounted	Yield	8.3%
		cash flow

RMBS	290	Discounted	CPR	1.0%	-	15.8%
		cash flow	CDR	5.0%	-	25.8%
			Severity	48.1%	-	102.5%
			Yield	2.5%	-	9.4%
Asset-backed securities:
Investor owned utility	141	Discounted cash flow	Liquidation value (in millions)	$195	-	$245
			Years to liquidation	0 years	-	3 years
			Collateral recovery period	12 months		6 years
			Discount factor	15.3%

XXX life insurance transactions	127	Discounted	Yield	12.5%
		cash flow

Other invested assets	8	Discounted cash flow	Discount for lack of liquidity	10.0%	-	20.0%
			Recovery on delinquent loans	20.0%	-	60.0%
			Default rates	1.0%	-	10.0%
			Loss severity	40.0%	-	90.0%
			Prepayment speeds	6.0%	-	15.0%

FG VIEs’ assets, at fair value	2,565	Discounted	CPR	0.3%	-	11.8%
		cash flow	CDR	3.0%	-	25.8%
			Loss severity	37.5%	-	102.0%
			Yield	3.5%	-	10.2%

Financial Instrument Description	Fair Value at December 31, 2013 (in millions)	Valuation Technique	Significant Unobservable Inputs	Range
Other assets	46	Discounted cash flow	Quotes from third party pricing	$47	-	$53
			Term (years)	5 years

Liabilities:
Credit derivative liabilities, net	(1,693)	Discounted	Year 1 loss estimates	0.0%	-	48.0%
		cash flow	Hedge cost (in bps)	46.3	-	525.0
			Bank profit (in bps)	1.0	-	1,418.5
			Internal floor (in bps)	7.0	-	100.0
			Internal credit rating	AAA	-	BIG

FG VIEs’ liabilities, at fair value	(2,871)	Discounted	CPR	0.3%	-	11.8%
		cash flow	CDR	3.0%	-	25.8%
			Loss severity	37.5%	-	102.0%
			Yield	3.5%	-	10.2%

 Quantitative Information About Level 3 Fair Value Inputs
At December 31, 2012

Financial Instrument Description	Fair Value at December 31, 2012(in millions)	Valuation Technique	Significant Unobservable Inputs	Range
Assets:
Fixed-maturity securities:
Obligations of state and political subdivisions	$35	Discounted	Rate of inflation	1.0%	-	3.0%
		cash flow	Cash flow receipts	4.9%	-	85.8%
			Discount rates	4.3%		9.0%
			Collateral recovery period	1 month	-	43 years

RMBS	219	Discounted	CPR	0.8%	-	7.5%
		cash flow	CDR	4.4%	-	28.6%
			Severity	48.1%	-	102.8%
			Yield	3.5%	-	12.8%
Asset-backed securities:
Whole business securitization	63	Discounted cash flow	Annual gross revenue projections (in millions)	$54	-	$96
			Value of primary financial guaranty policy	43.8%
			Liquidity discount	5.0%	-	20.0%

Investor owned utility	186	Discounted cash flow	Liquidation value (in millions)	$212	-	$242
			Years to liquidation	0 years	-	3 years
			Discount factor	15.3%

XXX life insurance transactions	57	Discounted	Yield	12.5%
		cash flow

Other invested assets	8	Discounted cash flow	Discount for lack of liquidity	10.0%	-	20.0%
			Recovery on delinquent loans	20.0%	-	60.0%
			Default rates	1.0%	-	12.0%
			Loss severity	40.0%	-	90.0%
			Prepayment speeds	6.0%	-	15.0%

FG VIEs’ assets, at fair value	2,688	Discounted	CPR	0.5%	-	10.9%
		cash flow	CDR	3.0%	-	28.6%
			Loss severity	37.5%	-	103.8%
			Yield	4.5%	-	20.0%

Financial Instrument Description	Fair Value at December 31, 2012 (in millions)	Valuation Technique	Significant Unobservable Inputs	Range
Other assets	36	Discounted cash flow	Quotes from third party pricing	$38	-	$51
			Term (years)	3 years

Liabilities:
Credit derivative liabilities, net	(1,793)	Discounted	Year 1 loss estimates	0.0%	-	58.7%
		cash flow	Hedge cost (in bps)	64.2	-	678.4
			Bank profit (in bps)	1.0	-	1,312.9
			Internal floor (in bps)	7.0	-	60.0
			Internal credit rating	AAA	-	BIG

FG VIEs’ liabilities, at fair value	(3,141)	Discounted	CPR	0.5%	-	10.9%
		cash flow	CDR	3.0%	-	28.6%
			Loss severity	37.5%	-	103.8%
			Yield	4.5%	-	20.0%

The carrying amount and estimated fair value of the Company’s financial instruments are presented in the following table.

Fair Value of Financial Instruments

	As of December 31, 2013		As of December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets:
Fixed-maturity securities	$9,711	$9,711	$10,056	$10,056
Short-term investments	904	904	817	817
Other invested assets	147	155	177	182
Credit derivative assets	94	94	141	141
FG VIEs’ assets, at fair value	2,565	2,565	2,688	2,688
Other assets	179	179	166	166
Liabilities:
Financial guaranty insurance contracts(1)	3,783	5,128	3,918	6,537
Long-term debt	816	970	836	1,091
Credit derivative liabilities	1,787	1,787	1,934	1,934
FG VIEs’ liabilities with recourse, at fair value	1,790	1,790	2,090	2,090
FG VIEs’ liabilities without recourse, at fair value	1,081	1,081	1,051	1,051
Other liabilities	36	36	47	47
____________________

(1)	Carrying amount includes the assets and liabilities related to financial guaranty insurance contract premiums, losses, and salvage and subrogation and other recoverables net of reinsurance.

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

Credit Derivatives

The Company has a portfolio of financial guaranty contracts that meet the definition of a derivative in accordance with GAAP (primarily CDS). Until the Company ceased selling credit protection through credit derivative contracts in the beginning of 2009, following the issuance of regulatory guidelines that limited the terms under which the credit protection could be sold, management considered these agreements to be a normal part of its financial guaranty business. The potential capital or margin requirements that may apply under the Dodd-Frank Act contributed to the decision of the Company not to sell new credit protection through CDS in the foreseeable future.

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

Credit Derivative Net Par Outstanding by Sector

The estimated remaining weighted average life of credit derivatives was 4.1 years at December 31, 2013 and 3.7 years at December 31, 2012. The components of the Company’s credit derivative net par outstanding are presented below.

Credit Derivatives
Subordination and Ratings

	As of December 31, 2013				As of December 31, 2012
Asset Type	Net Par Outstanding	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Rating	Net Par Outstanding	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Rating
	(dollars in millions)
Pooled corporate obligations:
Collateralized loan obligation/collateral bond obligations	$19,323	32.4%	34.0%	AAA	$29,142	32.8%	33.3%	AAA
Synthetic investment grade pooled corporate	9,754	21.6	20.0	AAA	9,658	21.6	19.7	AAA
Synthetic high yield pooled corporate	2,690	47.2	41.1	AAA	3,626	35.0	30.3	AAA
TruPS CDOs	3,554	45.5	32.9	BB+	4,099	46.5	32.7	BB
Market value CDOs of corporate obligations	2,000	24.4	30.5	AAA	3,595	30.1	32.0	AAA
Total pooled corporate obligations	37,321	31.5	30.6	AAA	50,120	31.7	30.4	AAA
U.S. RMBS:
Option ARM and Alt-A first lien	2,609	19.2	8.6	BB-	3,381	20.2	10.4	B+
Subprime first lien	2,930	30.5	51.9	AA-	3,494	29.8	52.6	A+
Prime first lien	264	10.9	3.2	CCC	333	10.9	5.2	B
Closed end second lien and HELOCs	23	—	—	B+	49	—	—	B-
Total U.S. RMBS	5,826	24.4	30.1	BBB	7,257	24.2	30.4	BBB
CMBS	3,744	33.5	42.5	AAA	4,094	33.3	41.8	AAA
Other	7,591	—	—	A-	9,310	—	—	A
Total	$54,482			AA+	$70,781			AA+
____________________

(1)	Represents the sum of subordinate tranches and over-collateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

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

The Company’s exposure to “Other” CDS contracts is also highly diversified. It includes $2.5 billion of exposure to two pooled infrastructure transactions comprising diversified pools of international infrastructure project transactions and loans to regulated utilities. These pools were all structured with underlying credit enhancement sufficient for the Company to attach at AAA levels at origination. The remaining $5.1 billion of exposure in “Other” CDS contracts comprises numerous deals across various asset classes, such as commercial receivables, international RMBS, infrastructure, regulated utilities and consumer receivables. Of the total net par outstanding in the "Other" sector, $0.5 billion is rated BIG.

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	As of December 31, 2013		As of December 31, 2012
Ratings	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
AAA	$38,244	70.2%	$50,918	71.9%
AA	3,648	6.7	3,083	4.4
A	3,636	6.7	5,487	7.8
BBB	4,161	7.6	4,584	6.4
BIG	4,793	8.8	6,709	9.5
Credit derivative net par outstanding	$54,482	100.0%	$70,781	100.0%

Net Change in Fair Value of Credit Derivatives

Net Change in Fair Value of Credit Derivatives Gain (Loss)

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Net credit derivative premiums received and receivable	$119	$127	$185
Net ceding commissions (paid and payable) received and receivable	2	1	3
Realized gains on credit derivatives	121	128	188
Terminations	0	(1)	(23)
Net credit derivative losses (paid and payable) recovered and recoverable	(163)	(235)	(159)
Realized gains (losses) and other settlements on credit derivatives	(42)	(108)	6
Net change in unrealized gains (losses) on credit derivatives(1)	107	(477)	554
Net change in fair value of credit derivatives	$65	$(585)	$560
  ____________________

(1)
Except for net estimated credit impairments (i.e., net expected loss to be paid as discussed in Note 6), the unrealized gains and losses on credit derivatives are expected to reduce to zero as the exposure approaches its maturity date. With considerable volatility continuing in the market, unrealized gains (losses) on credit derivatives may fluctuate significantly in future periods.

The table below sets out the net par amount of credit derivative contracts that the Company and its counterparties agreed to terminate on a consensual basis.

Net Par and Accelerations of Credit Derivative Revenues
from Terminations of CDS Contracts

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Net par of terminated CDS contracts	$4,054	$2,264	$11,543
Accelerations of credit derivative revenues	21	3	25

In 2013, in addition to the agreements to terminate CDS transactions discussed above, in connection with loss mitigation efforts, the Company terminated a CDS transaction that referenced a film securitization after paying the counterparty $120 million which was recorded in realized gains (losses) and other settlements on credit derivatives, with a corresponding release of the unrealized loss recorded in unrealized gains (losses) on credit derivatives of $127 million for a net change in fair value of credit derivatives of $7 million.

Net Change in Unrealized Gains (Losses)
on Credit Derivatives
By Sector

	Year Ended December 31,
Asset Type	2013	2012	2011
	(in millions)
Pooled corporate obligations	$(32)	$59	$39
U.S. RMBS	(69)	(551)	381
CMBS	0	2	11
Other (1)	208	13	123
Total	$107	$(477)	$554
  ____________________

(1)	“Other” includes all other U.S. and international asset classes, such as commercial receivables, international infrastructure, international RMBS securities, and pooled infrastructure securities.

During 2013, unrealized fair value gains were generated in the “other” sector primarily as a result of the termination of a film securitization transaction and a U.K. infrastructure transaction, as well as price improvement on a XXX life securitization transaction. These unrealized gains were partially offset by unrealized fair value losses in the prime first lien, Alt-A, Option ARM and subprime RMBS sectors due to wider implied net spreads. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC’s name as the market cost of AGC’s credit protection decreased. These transactions were pricing above their floor levels (or the minimum rate at which the Company would consider assuming these risks based on historical experience); therefore when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, decreased the implied spreads that the Company would expect to receive on these transactions increased. The cost of AGM’s credit protection also decreased slightly during 2013, but did not lead to significant fair value losses, as the majority of AGM policies continue to price at floor levels.

During 2012, U.S. RMBS unrealized fair value losses were generated primarily in the prime first lien, Alt-A, Option ARM and subprime RMBS sectors primarily as a result of the decreased cost to buy protection in AGC's name as the market cost of AGC's credit protection decreased. These transactions were pricing above their floor levels therefore when the cost of purchasing CDS protection on AGC decreased, the implied spreads that the Company would expect to receive on these transactions increased. The cost of AGM's credit protection also decreased during 2012, but did not lead to significant fair value losses, as the majority of AGM policies continue to price at floor levels. In addition, 2012 included an $85 million unrealized gain relating to R&W benefits from the agreement with Deutsche Bank.

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

Five-Year CDS Spread
on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of December 31, 2013	As of December 31, 2012	As of December 31, 2011
AGC	460	678	1,140
AGM	525	536	778

One-Year CDS Spread
on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of December 31, 2013	As of December 31, 2012	As of December 31, 2011
AGC	185	270	965
AGM	220	257	538

Fair Value of Credit Derivatives
and Effect of AGC and AGM
Credit Spreads

	As of December 31, 2013	As of December 31, 2012
	(in millions)
Fair value of credit derivatives before effect of AGC and AGM credit spreads	$(3,442)	$(4,809)
Plus: Effect of AGC and AGM credit spreads	1,749	3,016
Net fair value of credit derivatives	$(1,693)	$(1,793)

The fair value of CDS contracts at December 31, 2013, before considering the implications of AGC’s and AGM’s credit spreads, is a direct result of continued wide credit spreads in the fixed income security markets and ratings downgrades. The asset classes that remain most affected are 2005-2007 vintages of prime first lien, Alt-A, Option ARM, subprime RMBS deals as well as trust-preferred and pooled corporate securities. Comparing December 31, 2013 with December 31, 2012, there was a narrowing of spreads primarily related to Alt-A first lien, Option ARM, and subprime RMBS transactions, as well as the Company's pooled corporate obligations. This narrowing of spreads combined with the runoff of par outstanding and termination of securities, resulted in a gain of approximately $1,367 million, before taking into account AGC’s or AGM’s credit spreads.

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

Net Fair Value and Expected
Losses of Credit Derivatives
by Sector

	Fair Value of Credit Derivative Asset (Liability), net		Present Value of Expected Claim (Payments) Recoveries(1)
Asset Type	As of December 31, 2013	As of December 31, 2012	As of December 31, 2013	As of December 31, 2012
	(in millions)
Pooled corporate obligations	$(30)	$6	$(35)	$(16)
U.S. RMBS	(1,308)	(1,237)	(147)	(181)
CMBS	(2)	(2)	—	—
Other	(353)	(560)	43	(85)
Total	$(1,693)	$(1,793)	$(139)	$(282)
 ____________________

(1)
Represents the expected claim payments (recoveries) in excess of the present value of future installment fees to be received of $45 million as of December 31, 2013 and $43 million as of December 31, 2012. Includes R&W benefit of $180 million as of December 31, 2013 and $237 million as of December 31, 2012.

Ratings Sensitivities of Credit Derivative Contracts

Within the Company’s insured CDS portfolio, the transaction documentation for approximately $1.7 billion in CDS gross par insured as of December 31, 2013 provides that a downgrade of AGC's financial strength rating below BBB- or Baa3 would constitute a termination event that would allow the relevant CDS counterparty to terminate the affected transactions. As of December 31, 2012, such amount was $2.0 billion. If the CDS counterparty elected to terminate the affected transactions, AGC could be required to make a termination payment (or may be entitled to receive a termination payment from the CDS counterparty). The Company does not believe that it can accurately estimate the termination payments AGC could be required to make if, as a result of any such downgrade, a CDS counterparty terminated the affected transactions. These payments could have a material adverse effect on the Company’s liquidity and financial condition.

The transaction documentation for approximately $10.3 billion in CDS gross par insured as of December 31, 2013 requires AGC and Assured Guaranty Re Overseas Ltd. ("AGRO") to post eligible collateral to secure its obligations to make payments under such contracts. Eligible collateral is generally cash or U.S. government or agency securities; eligible collateral other than cash is valued at a discount to the face amount. For approximately $9.9 billion of such contracts, AGC has negotiated caps such that the posting requirement cannot exceed a certain fixed amount, regardless of the mark-to-market valuation of the exposure or the financial strength ratings of AGC. For such contracts, AGC need not post on a cash basis more than $665 million, although the value of the collateral posted may exceed such fixed amount depending on the advance rate agreed with the counterparty for the particular type of collateral posted. For the remaining approximately $347 million of such contracts, AGC or AGRO could be required from time to time to post additional collateral without such cap based on movements in the mark-to-market valuation of the underlying exposure. As of December 31, 2013, the Company was posting approximately $677 million to secure obligations under its CDS exposure, of which approximately $62 million related to such $347 million of notional. As of December 31, 2012, the Company was posting approximately $728 million, of which approximately $68 million related to $400 million of notional where AGC or AGRO could be required to post additional collateral based on movements in the mark-to-market valuation of the underlying exposure.

Sensitivity to Changes in Credit Spread

The following table summarizes the estimated change in fair values on the net balance of the Company’s credit derivative positions assuming immediate parallel shifts in credit spreads on AGC and AGM and on the risks that they both assume.

Effect of Changes in Credit Spread
As of December 31, 2013

Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
100% widening in spreads	$(3,499)	$(1,806)
50% widening in spreads	(2,596)	(903)
25% widening in spreads	(2,145)	(452)
10% widening in spreads	(1,874)	(181)
Base Scenario	(1,693)	—
10% narrowing in spreads	(1,527)	166
25% narrowing in spreads	(1,276)	417
50% narrowing in spreads	(860)	833
 ____________________

(1)	Includes the effects of spreads on both the underlying asset classes and the Company’s own credit spread.

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

AGC and AGM are not primarily liable for the debt obligations issued by the VIEs they insure and would only be required to make payments on these debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due. AGL’s and its Subsidiaries’ creditors do not have any rights with regard to the collateral supporting the debt issued by the FG VIEs. Proceeds from sales, maturities, prepayments and interest from such underlying collateral may only be used to pay Debt Service on VIE liabilities. Net fair value gains and losses on FG VIEs are expected to reverse to zero at maturity of the VIE debt, except for net premiums received and net claims paid by AGC or AGM under the financial guaranty insurance contract. The Company’s estimate of expected loss to be paid for FG VIEs is included in Note 6, Expected Loss to be Paid.

Accounting Policy

For all years presented, the Company has evaluated whether it was the primary beneficiary of its VIEs. If the Company concludes that it is the primary beneficiary it is required to consolidate the entire VIE in the Company's financial statements and eliminate the effects of the financial guaranty insurance contracts issued by AGM and AGC on the consolidated FG VIEs debt obligations.

The primary beneficiary of a VIE is the enterprise that has both 1) the power to direct the activities of a VIE that most significantly impact the entity's economic performance; and 2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The Company reassesses whether the Company is the primary beneficiary of a VIE on a quarterly basis.

As part of the terms of its financial guaranty contracts, the Company obtains certain protective rights with respect to the VIE that are triggered by the occurrence of certain events, such as failure to be in compliance with a covenant due to poor deal performance or a deterioration in a servicer or collateral manager's financial condition. At deal inception, the Company typically is not deemed to control a VIE; however, once a trigger event occurs, the Company's control of the VIE typically increases. The Company continuously evaluates its power to direct the activities that most significantly impact the economic performance of VIEs that have debt obligations insured by the Company and, accordingly, where the Company is obligated to absorb VIE losses or receive benefits that could potentially be significant to the VIE. The Company obtains protective rights under its insurance contracts that give the Company additional controls over a VIE if there is either deterioration of deal performance or in the financial health of the deal servicer. The Company is deemed to be the control party under GAAP, typically when its protective rights give it the power to both terminate and replace the deal servicer, which are characteristics specific to the Company's financial guaranty contracts. If the protective rights that could make the Company the control party have not been triggered, then the VIE is not consolidated. As of December 31, 2013, the Company had issued financial guaranty contracts for approximately 1,000 VIEs that it did not consolidate.

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

The cash flows generated by the FG VIE assets, including R&W recoveries, are classified as cash flows from investing activities. Paydowns of FG liabilities are supported by the cash flows generated by FG VIE assets, and for liabilities with recourse, possibly claim payments made by AGM or AGC under its financial guaranty insurance contracts. Paydowns of FG liabilities both with and without recourse are classified as cash flows used in financing activities by the Company. Interest income, interest expense and other expenses of the FG VIE assets and liabilities are classified as operating cash flows. Claim payments made by AGC and AGM under the financial guaranty contracts issued to the FG VIEs are eliminated upon consolidation and therefore such claim payments are treated as paydowns of FG VIE liabilities as a financing activity as opposed to an operating activity of AGM and AGC.

Consolidated FG VIEs

Number of FG VIE's Consolidated

	Year Ended December 31,
	2013	2012	2011

Beginning of the year	33	33	29
Consolidated(1)	11	2	8
Deconsolidated(1)	(3)	—	—
Matured	(1)	(2)	(4)
End of the year	40	33	33
____________________

(1)
Net loss on consolidation and deconsolidation was $7 million in 2013, $6 million in 2012 and $95 million in 2011, respectively, and recorded in “fair value gains (losses) on FG VIEs” in the consolidated statement of operations.

The total unpaid principal balance for the FG VIEs’ assets that were over 90 days or more past due was approximately $750 million at December 31, 2013 and $893 million at December 31, 2012. The aggregate unpaid principal of the FG VIEs’ assets was approximately $1,940 million greater than the aggregate fair value at December 31, 2013, excluding the effect of R&W settlements. The aggregate unpaid principal of the FG VIEs’ assets was approximately $2,631 million greater than the aggregate fair value at December 31, 2012, excluding the effect of R&W settlements. The change in the instrument-specific credit risk of the FG VIEs’ assets for 2013 were gains of $340 million. The change in the instrument-specific credit risk of the FG VIEs’ assets for 2012 were gains of $413 million.

The unpaid principal for FG VIE liabilities with recourse was $2,316 million and $2,808 million as of December 31, 2013 and December 31, 2012, respectively. FG VIE liabilities with recourse will mature at various dates ranging from 2025 to 2047. The aggregate unpaid principal balance was approximately $1,611 million greater than the aggregate fair value of the FG VIEs’ liabilities as of December 31, 2013.

The table below shows the carrying value of the consolidated FG VIEs’ assets and liabilities in the consolidated financial statements, segregated by the types of assets that collateralize their respective debt obligations.

Consolidated FG VIEs
By Type of Collateral

	As of December 31, 2013			As of December 31, 2012
	Number of FG VIEs	Assets	Liabilities	Number of FG VIEs	Assets	Liabilities
	(dollars in millions)
With recourse:
First lien	25	$630	$791	14	$618	$825
Second lien	14	460	640	16	633	915
Other	1	359	359	3	350	350
Total with recourse	40	1,449	1,790	33	1,601	2,090
Without recourse	—	1,116	1,081	—	1,087	1,051
Total	40	$2,565	$2,871	33	$2,688	$3,141

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

Effect of Consolidating FG VIEs on Net Income,
Cash Flows From Operating Activities and Shareholders’ Equity

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Net earned premiums	$(60)	$(153)	$(75)
Net investment income	(13)	(13)	(8)
Net realized investment gains (losses)	2	4	12
Fair value gains (losses) on FG VIEs	346	191	(146)
Loss and LAE	21	65	107
Total pretax effect on net income	296	94	(110)
Less: tax provision (benefit)	103	32	(38)
Total effect on net income (loss)	$193	$62	$(72)

Effect of consolidating VIEs on cash flows from operating activities	$(136)	$166	$319

	As of December 31, 2013	As of December 31, 2012
	(in millions)
Effect on shareholders’ equity (decrease) increase	$(172)	$(348)

Fair value gains (losses) on FG VIEs represent the net change in fair value on the consolidated FG VIEs’ assets and liabilities. In 2013, the Company recorded a pre-tax net fair value gain of consolidated FG VIEs of $346 million. The gain was primarily driven by R&W benefits received on several VIE assets as a result of settlements with various counterparties throughout the year. These R&W settlements resulted in a gain of approximately $265 million. The remainder of the gain was driven by price appreciation on the Company's FG VIE assets during the year resulting from improvements in the underlying collateral, as well as large principal paydowns made on the Company's FG VIEs.

In 2012, the Company recorded a pre-tax fair value gain on FG VIEs of $191 million. The majority of this gain, approximately $166 million, is a result of a R&W benefit received on several VIE assets as a result of a settlement with Deutsche Bank that closed in 2012. While prices continued to appreciate during the period on the Company's FG VIE assets and liabilities, gains in the second half of the year were primarily driven by large principal paydowns made on the Company's FG VIEs. The 2011 pre-tax fair value losses on consolidated FG VIEs of $146 million were driven by the unrealized loss on consolidation of eight new VIEs, as well as two existing transactions in which the fair value of the underlying collateral depreciated, while the price of the wrapped senior bonds was largely unchanged from the prior year.

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

Accounting Policy

The vast majority of the Company's investment portfolio is composed of fixed maturity and short-term investments, classified as available-for-sale at the time of purchase (approximately 98% based on fair value at December 31, 2013), and therefore carried at fair value. Changes in fair value for other-than-temporarily-impaired ("OTTI") securities are bifurcated between credit losses and non-credit changes in fair value. Credit losses on OTTI securities are recorded in the statement of operations and the non-credit component of OTTI securities are recorded in OCI. For securities where the Company has the intent to sell or it is more-likely-than-not that it will be required to sell the security before recovery, declines in fair value are recorded in the consolidated statements of operations.

Credit losses reduce the amortized cost of impaired securities. The amortized cost basis is adjusted for accretion and amortization (using the effective interest method) with a corresponding entry recorded in net investment income.

Realized gains and losses on sales of investments are determined using the specific identification method. Realized loss includes amounts recorded for other-than-temporary impairments on debt securities and the declines in fair value of securities for which the Company has the intent to sell the security or inability to hold until recovery of amortized cost.

For mortgage‑backed securities, and any other holdings for which there is prepayment risk, prepayment assumptions are evaluated and revised as necessary. Any necessary adjustments due to changes in effective yields and maturities are recognized in net investment income.

The Company purchases securities that it has insured, and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses ("loss mitigation bonds"). These securities were purchased at a discount and are accounted for excluding the effects of the Company’s insurance.

Short-term investments, which are those investments with a maturity of less than one year at time of purchase, are carried at fair value and include amounts deposited in money market funds.

Other invested assets primarily includes:

•
assets acquired in refinancing transactions which are primarily comprised of franchise loans that are evaluated for impairment by assessing the probability of collecting expected cash flows with any impairment recorded in realized gain (loss) on investments and any subsequent increases in expected cash flows recorded as an increase in yield over the remaining life,

•	trading securities, which are carried at fair value with unrealized gains and losses recorded in net income,

•	a 50% equity investment acquired in a restructuring of an insured CDS carried at its proportionate share of the underlying entity's U.S. GAAP equity value.

Cash consists of cash on hand and demand deposits. As a result of the lag in reporting FG VIEs, cash and short-term investments do not reflect cash outflow to the holders of the debt issued by the FG VIEs for claim payments made by the Company's insurance subsidiaries to the consolidated FG VIEs until the subsequent reporting period.

Assessment for Other-Than Temporary Impairments

The amount of other-than-temporary-impairment recognized in earnings depends on whether (1) an entity intends to sell the security or (2) it is more-likely-than-not that the entity will be required to sell the security before recovery of its amortized cost basis. If the Company intends to sell the security, or it is more-likely-than-not that the Company will be required to sell the security before recovery of its amortized cost basis, the entire difference between the investment's amortized cost basis and its fair value at the balance sheet date is recorded as a realized loss.

If an entity does not intend to sell the security and it is not more-likely-than-not that the Company will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary-impairment is separated into (1) the amount representing the credit loss and (2) the amount related to all other factors.

The Company has a formal review process to determine other-than-temporary-impairment for securities in its investment portfolio where there is no intent to sell and it is not more-likely-than-not that it will be required to sell the security before recovery. Factors considered when assessing impairment include:

•	a decline in the market value of a security by 20% or more below amortized cost for a continuous period of at least six months;

•	a decline in the market value of a security for a continuous period of 12 months;

•	recent credit downgrades of the applicable security or the issuer by rating agencies;

•	the financial condition of the applicable issuer;

•	whether loss of investment principal is anticipated;

•	the impact of foreign exchange rates;

•	whether scheduled interest payments are past due; and

•	whether the Company has the intent to sell the security prior to its recovery in fair value.

The Company assesses the ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. If the net present value is less than the amortized cost of the investment, an other-than-temporary impairment is recorded. The net present value is calculated by discounting the Company's best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment. The Company's estimates of projected future cash flows are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. The Company develops these estimates using information based on historical experience, credit analysis and market observable data, such as industry analyst reports and forecasts, sector credit ratings and other relevant data. For mortgage‑backed and asset backed securities, cash flow estimates also include prepayment and other assumptions regarding the underlying collateral including default rates, recoveries and changes in value. The assumptions used in these projections requires the use of significant management judgment.

The Company's assessment of a decline in value included management's current assessment of the factors noted above. The Company also seeks advice from its outside investment managers. If that assessment changes in the future, the Company may ultimately record a loss after having originally concluded that the decline in value was temporary.

Investment Portfolio

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets. Income earned on the investment portfolio managed by third parties declined due to lower reinvestment rates. Accrued investment income on fixed maturity securities, short-term investments and assets acquired in refinancing transactions was $93 million and $97 million as of December 31, 2013 and December 31, 2012, respectively.

Net Investment Income

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Income from fixed maturity securities managed by third parties	$322	$346	$359
Income from internally managed securities:
Fixed maturities	74	60	39
Other invested assets	5	6	6
Other	0	1	1
Gross investment income	401	413	405
Investment expenses	(8)	(9)	(9)
Net investment income	$393	$404	$396

Net Realized Investment Gains (Losses)

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Gross realized gains on available-for-sale securities	$73	$29	$29
Gross realized gains on other assets in investment portfolio	40	14	8
Gross realized losses on available-for-sale securities	(12)	(23)	(6)
Gross realized losses on other assets in investment portfolio	(7)	(2)	(4)
Other-than-temporary impairment	(42)	(17)	(45)
Net realized investment gains (losses)	$52	$1	$(18)

The following table presents the roll-forward of the credit losses of fixed maturity securities for which the Company has recognized an other-than-temporary-impairment and where the portion of the fair value adjustment related to other factors was recognized in OCI.

Roll Forward of Credit Losses
in the Investment Portfolio

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Balance, beginning of period	$64	$47	$27
Additions for credit losses on securities for which an other-than-temporary-impairment was not previously recognized	18	14	27
Eliminations of securities issued by FG VIEs	—	—	(14)
Reductions for securities sold during the period	(21)	—	(6)
Additions for credit losses on securities for which an other-than-temporary-impairment was previously recognized	19	3	13
Balance, end of period	$80	$64	$47

Fixed Maturity Securities and Short-Term Investments
by Security Type
As of December 31, 2013

Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI(2) Gain (Loss) on Securities with OTTI	Weighted Average Credit Quality (3)
	(dollars in millions)
Fixed maturity securities:
Obligations of state and political subdivisions	47%	$4,899	$219	$(39)	$5,079	$4	AA
U.S. government and agencies	7	674	32	(6)	700	—	AA+
Corporate securities	13	1,314	44	(18)	1,340	0	A
Mortgage-backed securities(4):	0
RMBS	11	1,160	34	(72)	1,122	(43)	A
CMBS	5	536	17	(4)	549	—	AAA
Asset-backed securities	6	605	10	(7)	608	2	BBB+
Foreign government securities	3	300	14	(1)	313	—	AA+
Total fixed maturity securities	91	9,488	370	(147)	9,711	(37)	AA-
Short-term investments	9	904	0	0	904	—	AAA
Total investment portfolio	100%	$10,392	$370	$(147)	$10,615	$(37)	AA-

Fixed Maturity Securities and Short-Term Investments
by Security Type
As of December 31, 2012

Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Gain (Loss) on Securities with OTTI	Weighted Average Credit Quality (3)
	(dollars in millions)
Fixed maturity securities:
Obligations of state and political subdivisions	51%	$5,153	$489	$(11)	$5,631	$9	AA
U.S. government and agencies	7	732	62	0	794	—	AA+
Corporate securities	9	930	80	0	1,010	0	AA-
Mortgage-backed securities(4):
RMBS	13	1,281	62	(77)	1,266	(59)	A+
CMBS	5	482	38	0	520	—	AAA
Asset-backed securities	5	482	59	(10)	531	43	BIG
Foreign government securities	2	286	18	0	304	0	AAA
Total fixed maturity securities	92	9,346	808	(98)	10,056	(7)	AA-
Short-term investments	8	817	0	0	817	—	AAA
Total investment portfolio	100%	$10,163	$808	$(98)	$10,873	$(7)	AA-
____________________

(1)	Based on amortized cost.

(2)	Accumulated OCI ("AOCI"). See also Note 21, Other Comprehensive Income.

(3)
Ratings in the tables above represent the lower of the Moody’s and S&P classifications except for bonds purchased for loss mitigation or risk management strategies, which use internal ratings classifications. The Company’s portfolio consists primarily of high-quality, liquid instruments.

(4)	Government-agency obligations were approximately 50% of mortgage backed securities as of December 31, 2013 and 61% as of December 31, 2012 based on fair value.

The Company’s investment portfolio in tax-exempt and taxable municipal securities includes issuances by a wide number of municipal authorities across the U.S. and its territories. Securities rated lower than A-/A3 by S&P or Moody’s are not eligible to be purchased for the Company’s portfolio unless acquired for loss mitigation or risk management strategies.

The following tables present the fair value of the Company’s available-for-sale portfolio of obligations of state and political subdivisions as of December 31, 2013 and December 31, 2012 by state.

Fair Value of Available-for-Sale Portfolio of
Obligations of State and Political Subdivisions
As of December 31, 2013 (1)

State	State General Obligation	Local General Obligation	Revenue Bonds	Fair Value	Amortized Cost	Average Credit Rating
	(in millions)
Texas	$77	$299	$277	$653	$629	AA
New York	12	58	519	589	575	AA
California	32	86	354	472	452	A+
Florida	33	59	242	334	318	AA-
Illinois	14	70	156	240	234	A+
Massachusetts	44	16	147	207	200	AA
Washington	31	19	153	203	199	AA
Arizona	—	7	166	173	170	AA
Michigan	—	28	102	130	125	AA-
Georgia	13	18	97	128	128	A+
All others	254	228	943	1,425	1,381	AA-
Total	$510	$888	$3,156	$4,554	$4,411	AA-

Fair Value of Available-for-Sale Portfolio of
Obligations of State and Political Subdivisions
As of December 31, 2012 (1)

State	State General Obligation	Local General Obligation	Revenue Bonds	Fair Value	Amortized Cost	Average Credit Rating
	(in millions)
Texas	$88	$345	$342	$775	$708	AA
New York	22	58	593	673	620	AA
California	23	77	359	459	425	A+
Florida	47	50	259	356	319	AA-
Illinois	15	84	188	287	260	A+
Massachusetts	42	18	165	225	199	AA
Washington	33	40	145	218	200	AA
Arizona	—	8	180	188	171	AA
Georgia	14	20	108	142	132	A+
Pennsylvania	68	32	40	140	129	AA-
All others	229	248	1,195	1,672	1,533	AA
Total	$581	$980	$3,574	$5,135	$4,696	AA-
____________________

(1)
Excludes $525 million and $496 million as of December 31, 2013 and 2012, respectively, of pre-refunded bonds. The credit ratings are based on the underlying ratings and do not include any benefit from bond insurance.

The revenue bond portfolio is comprised primarily of essential service revenue bonds issued by transportation authorities and other utilities, water and sewer authorities, universities and healthcare providers.

Revenue Bonds
Sources of Funds

	As of December 31, 2013		As of December 31, 2012
Type	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(in millions)
Tax backed	$708	$686	$720	$656
Transportation	642	615	717	646
Municipal utilities	500	482	567	519
Water and sewer	459	453	567	520
Higher education	358	353	430	389
Healthcare	289	281	323	296
All others	200	192	250	247
Total	$3,156	$3,062	$3,574	$3,273

The majority of the investment portfolio is managed by four outside managers. The Company has established detailed guidelines regarding credit quality, exposure to a particular sector and exposure to a particular obligor within a sector. Each of the portfolio managers perform independent analysis on every municipal security they purchase for the Company’s portfolio. The Company meets with each of its portfolio managers quarterly and reviews all investments with a change in credit rating as well as any investments on the manager’s watch list of securities with the potential for downgrade.

The following tables summarize, for all securities in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2013

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(dollars in millions)
Obligations of state and political subdivisions	$781	$(39)	$5	$0	$786	$(39)
U.S. government and agencies	173	(6)	—	—	173	(6)
Corporate securities	401	(18)	3	0	404	(18)
Mortgage-backed securities:
RMBS	414	(21)	186	(51)	600	(72)
CMBS	121	(4)	—	—	121	(4)
Asset-backed securities	196	(2)	42	(5)	238	(7)
Foreign government securities	54	(1)	1	0	55	(1)
Total	$2,140	$(91)	$237	$(56)	$2,377	$(147)
Number of securities		425		33		458
Number of securities with OTTI		13		11		24

Fixed Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2012

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(dollars in millions)
Obligations of state and political subdivisions	$79	$(11)	$—	$—	$79	$(11)
U.S. government and agencies	62	0	—	—	62	0
Corporate securities	25	0	—	—	25	0
Mortgage-backed securities:
RMBS	108	(19)	121	(58)	229	(77)
CMBS	5	0	—	—	5	0
Asset-backed securities	16	0	35	(10)	51	(10)
Foreign government securities	8	0	—	—	8	0
Total	$303	$(30)	$156	$(68)	$459	$(98)
Number of securities		58		16		74
Number of securities with OTTI		5		6		11

Of the securities in an unrealized loss position for 12 months or more as of December 31, 2013, eleven securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of December 31, 2013 was $52 million. The Company has determined that the unrealized losses recorded as of December 31, 2013 are yield related and not the result of other-than-temporary-impairment.

The amortized cost and estimated fair value of available-for-sale fixed maturity securities by contractual maturity as of December 31, 2013 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of December 31, 2013

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$272	$275
Due after one year through five years	1,662	1,734
Due after five years through 10 years	2,420	2,505
Due after 10 years	3,438	3,526
Mortgage-backed securities:
RMBS	1,160	1,122
CMBS	536	549
Total	$9,488	$9,711

Under agreements with its cedants and in accordance with statutory requirements, the Company maintains fixed maturity securities and cash in trust accounts for the benefit of reinsured companies, which amounted to $377 million and $368 million as of December 31, 2013 and December 31, 2012, respectively, based on fair value. In addition, to fulfill state licensing requirements, the Company has placed on deposit eligible securities of $19 million and $27 million as of December 31, 2013 and December 31, 2012, respectively, based on fair value.

The fair value of the Company’s pledged securities under credit derivative contracts totaled $677 million and $660 million as of December 31, 2013 and December 31, 2012, respectively.

No material investments of the Company were non-income producing for years ended December 31, 2013 and 2012.

Internally Managed Portfolio

The investment portfolio tables shown above include both assets managed externally and internally. In the table below, more detailed information is provided for the component of the total investment portfolio that is internally managed (excluding short term investments). The internally managed portfolio, as defined below, represents approximately 9% of the investment portfolio, on a fair value basis as of December 31, 2013. The internally managed portfolio consists primarily of the Company's investments in securities for (i) loss mitigation purposes, (ii) other risk management purposes and (iii) where the Company believes a particular security presents an attractive investment opportunity.

One of the Company's strategies for mitigating losses has been to purchase securities it has insured that have expected losses, at discounted prices (assets purchased for loss mitigation purposes). In addition, the Company holds other invested assets that were obtained or purchased as part of negotiated settlements with insured counterparties or under the terms of our financial guaranties (other risk management assets).

     The Company also purchases obligations and assets that it believes constitute good investment opportunities (the "trading portfolio"). During 2013, the Company purchased $630 million par amount outstanding of such obligations and sold an amount of par equal to $619 million. During 2012, the Company had purchased $782 million par amount outstanding of such obligations and sold $728 million. As of December 31, 2013 and 2012, the Company held $76 million and $65 million par amount outstanding of such obligations, respectively.

Additional detail about the types and amounts of securities acquired by the Company for loss mitigation, other risk management and in the trading portfolio is set forth in the table below.

Internally Managed Portfolio
Carrying Value

	As of December 31,
	2013	2012
	(in millions)
Assets purchased for loss mitigation purposes:
Fixed maturity securities:
Obligations of state and political subdivisions	$28	$23
RMBS	284	213
Asset-backed securities	127	120
Other invested assets	47	72
Other risk management assets:
Fixed maturity securities:
Obligations of state and political subdivisions	8	12
Corporate Securities	136	—
RMBS	37	6
Asset-backed securities	141	186
Other	35	49
Trading portfolio (other invested assets)	88	91
Total	$931	$772

12.	Insurance Company Regulatory Requirements

Each of the Company's insurance companies' ability to pay dividends depends, among other things, upon their financial condition, results of operations, cash requirements, compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their state of domicile and other states. Financial statements prepared in accordance with accounting practices prescribed or permitted by local insurance regulatory authorities differ in certain respects from GAAP.

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

AG Re, a Bermuda regulated Class 3B insurer, prepares its statutory financial statements in conformity with the accounting principles set forth in the Insurance Act 1978, amendments thereto and related regulations.GAAP differs in certain significant respects from statutory accounting practices prescribed or permitted by Bermuda insurance regulatory authorities. The principal differences result from the following statutory accounting practices:

•	acquisition costs on upfront premiums are charged to operations as incurred rather than over the period that related premiums are earned;

•	certain assets designated as “non-admitted assets” are charged directly to statutory surplus but are reflected as assets under GAAP;

•	insured CDS are accounted for as insurance contracts rather than as derivative contracts recorded at fair value;

•
loss and loss adjustment expenses include those relating to credit default swaps, which are treated as insurance contracts. Loss reserves on non derivative contracts are net of unearned premium, which is offset by deferred acquisition costs, rather than only unearned premium. Loss reserves on insured CDS are not net of unearned premium. Additionally loss reserves include a statutory reserve which includes a discount safety margin and statutory catastrophe reserve.

GAAP differs in certain significant respects from U.S. insurance companies' statutory accounting practices prescribed or permitted by insurance regulatory authorities. The principal differences result from the following statutory accounting practices:

•	upfront premiums are earned when related principal and interest have expired rather than earned over the expected period of coverage;

•	acquisition costs are charged to expense as incurred rather than over the period that related premiums are earned;

•	a contingency reserve is computed based on statutory requirements;

•	certain assets designated as “non-admitted assets” are charged directly to statutory surplus but are reflected as assets under GAAP;

•	investments in subsidiaries are carried on the balance sheet on the equity basis, to the extent admissible, rather than consolidated with the parent;

•
the amount of deferred tax assets that may be admitted is subject to an adjusted surplus threshold and is generally limited to the lesser of those assets the Company expects to realize within three years of the balance sheet date or fifteen percent of the Company's adjusted surplus. This realization period and surplus percentage is subject to change based on the amount of adjusted surplus;

•	insured CDS are accounted for as insurance contracts rather than as derivative contracts recorded at fair value;

•	bonds are generally carried at amortized cost rather than fair value;

•	VIEs and refinancing vehicles are not consolidated;

•	surplus notes are recognized as surplus rather than as a liability and each payment of principal and interest is recorded only upon approval of the insurance regulator;

•	push-down acquisition accounting is not applicable under statutory accounting practices;

•
present value of expected losses are discounted at 5%, recorded when the loss is deemed probable and recorded without consideration of the deferred premium revenue as opposed to discounted at the risk free rate at the end of each reporting period and only to the extent they exceed deferred premium revenue;

•	present value of installment premiums and commissions are not recorded on the balance sheets.

Insurance Regulatory Amounts Reported

	Policyholders' Surplus		Net Income (Loss)
	As of December 31,		Year Ended December 31,
	2013	2012	2013	2012	2011
	(in millions)
U.S. statutory companies:
MAC	$514	$77	$26	$1	$0
AGC	693	905	211	31	230
AGM:
AGM stand-alone	1,733	1,780	340	203	399
Assured Guaranty Municipal Insurance Company	—	791	—	58	197
AGM consolidated(1)	1,746	1,785	405	256	632
Bermuda statutory company:
AG Re	1,122	1,283	107	117	133
____________________

(1)	Represents the consolidated amounts of AGM and all of its U.S. and foreign subsidiaries.

On July 16, 2013, the Company completed a series of transactions that increased the capitalization of MAC to $800 million on a statutory basis. The Company does not currently anticipate that MAC will distribute any dividends.

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

•
AGC may reassume 50% of the MD Contingency Reserve Base in 2014, no earlier than the one year anniversary of the Closing Date, with the prior approval of the Maryland Insurance Administration (the "MIA") and the NY DFS.

•	AGC may reassume the remaining 17% of the MD Contingency Reserve Base in 2015, no earlier than the two year anniversary of the Closing Date, with the prior approval of the MIA and the NYSDFS.

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

In accordance with the above approvals, in the third quarter of 2013, AGM and AGC reassumed 33% of their respective contingency reserve bases as discussed above. These reassumptions together permitted the release of assets from the AG Re trust accounts securing AG Re's reinsurance of AGM and AGC by approximately $130 million, after adjusting for increases in the amounts required to be held in such accounts due to changes in asset values, thereby increasing the Company’s liquidity.

Dividend Restrictions and Capital Requirements

AGM is a New York domiciled insurance company. Under New York insurance law, AGM may pay dividends out of "earned surplus", which is the portion of a company's surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to shareholders as dividends or transferred to stated capital or capital surplus, or applied to other purposes permitted by law, but does not include unrealized appreciation of assets. AGM may pay an ordinary dividend that, together with all dividends paid in the prior 12 months, does not exceed the lesser of 10% of its policyholders' surplus (as of the last annual or quarterly statement filed) or 100% of its adjusted net investment income during that period. As of December 31, 2013, approximately $10 million was available for distribution of dividends in the first quarter of 2014, after giving effect to dividends paid in the prior 12 months. The maximum amount available during 2014 for AGM to pay dividends to AGMH without regulatory approval, after giving effect to dividends paid in the prior 12 months, will be approximately $173 million. AGM did not declare or pay any dividends in 2011 because in connection with the Company's acquisition of AGMH in 2009, it had committed to the NY DFS that AGM would not pay any dividends for a period of two years without the prior approval of the New York Superintendent. This constraint has expired.

AGC is a Maryland domiciled insurance company. Under Maryland's insurance law, AGC may, with prior notice to the Maryland Insurance Commissioner, pay an ordinary dividend that, together with all dividends paid in the prior 12 months, does not exceed 10% of its policyholders' surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. As of December 31, 2013, approximately $2 million was available for distribution of dividends in the first quarter of 2014, after giving effect to dividends paid in the prior 12 months. The maximum amount available during 2014 for AGC to pay ordinary dividends to AGUS, after giving effect to dividends paid in the prior 12 months, will be approximately $69 million.

As of December 31, 2013, AG Re had unencumbered assets of $238 million. AG Re maintains unencumbered assets for general corporate purposes, including the payment of dividends and for placing assets in trust for the benefit of cedants to reflect declines in the market value of previously posted assets or additional ceded reserves. Accordingly, the amount of unencumbered assets will fluctuate during a given quarter based upon factors including the market value of previously posted assets and additional ceded reserves, if any. AG Re is an insurance company registered and licensed under the Insurance Act 1978 of Bermuda, amendments thereto and related regulations. Based on regulatory capital requirements, AG Re currently has $600 million in excess capital and surplus. As a Class 3B insurer, AG Re is restricted from paying dividends or distributing capital by the following regulatory requirements:

•	Dividends shall not exceed outstanding statutory surplus, which is $278 million.

•
Dividends on an annual basis shall not exceed 25% of its total statutory capital and statutory surplus (as set out in its previous year's financial statements), which is $281 million, unless it files (at least seven days before payment of such dividends) with the Bermuda Monetary Authority an affidavit stating that it will continue to meet the required margins.

•
Capital distributions on an annual basis shall not exceed 15% of its total statutory capital (as set out in its previous year's financial statements), which is $126 million, unless approval is granted by the Bermuda Monetary Authority.

•
Dividends are limited by requirements that the subject company must at all times (i) maintain the minimum solvency margin and the Company's applicable enhanced capital requirements required under the Insurance Act of 1978 and (ii) have relevant assets in an amount at least equal to 75% of relevant liabilities, both as defined under the Insurance Act of 1978.

Dividends and Surplus Notes
By Insurance Company Subsidiaries

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Dividends paid by AGC to AGUS	$67	$55	$30
Dividends paid by AGM to AGMH	163	30	—
Dividends paid by AG Re to AGL	144	151	86
Repayment of surplus note by AGM to AGMH	50	50	50
Issuance of surplus notes by MAC to AGM and MAC Holdings	(400)	—	—

13.	Income Taxes

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

Provision for Income Taxes

AGL, and its "Bermuda Subsidiaries," which consist of AG Re, AGRO, and Cedar Personnel Ltd., are not subject to any income, withholding or capital gains taxes under current Bermuda law. The Company has received an assurance from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, AGL and its Bermuda Subsidiaries will be exempt from taxation in Bermuda until March 31, 2035. AGL's U.S. and U.K. subsidiaries are subject to income taxes imposed by U.S. and U.K. authorities, respectively, and file applicable tax returns. In addition, AGRO, a Bermuda domiciled company and Assured Guaranty (Europe) Ltd., a U.K. domiciled company, have elected under Section 953(d) of the U.S. Internal Revenue Code to be taxed as a U.S. domestic corporation.

In November 2013, AGL became tax resident in the U.K. although it will remain a Bermuda-based company with its administrative and head office functions in Bermuda. As a company that is not incorporated in the U.K., AGL currently intends to manage the affairs of AGL in such a way as to establish and maintain its status as a company that is tax resident in the U.K. As a U.K. tax resident company, AGL is required to file a corporation tax return with Her Majesty’s Revenue & Customs (“HMRC”).  AGL is subject to U.K. corporation tax in respect of its worldwide profits (both income and capital gains), subject to any applicable exemptions. The main rate of corporation tax is 23% currently; such rate will fall to 21% as of April 1, 2014 and to 20% as of April 1, 2015. AGL has also registered in the U.K. to report its Value Added Tax (“VAT”) liability. The current rate of VAT is 20%. Assured Guaranty does not expect that becoming U.K. tax resident will result in any material change in the group’s overall tax charge. Assured Guaranty expects that the dividends AGL receives from its direct subsidiaries will be exempt from U.K. corporation tax due to the exemption in section 931D of the U.K. Corporation Tax Act 2009. In addition, any dividends paid by AGL to its shareholders should not be subject to any withholding tax in the U.K. The U.K. government implemented a new tax regime for “controlled foreign companies” (“CFC regime”) effective January 1, 2013. Assured Guaranty does not expect any profits of non-U.K. resident members of the group to be taxed under the CFC regime and has obtained a clearance from HMRC confirming this on the basis of current facts.

For the periods beginning on July 1, 2009 and forward, AGMH files a consolidated federal income tax return with AGUS, AGC, AGFP and AG Analytics Inc. (“AGUS consolidated tax group”). Assured Guaranty Overseas US Holdings Inc. and its subsidiaries AGRO, Assured Guaranty Mortgage Insurance Company and AG Intermediary Inc., have historically filed their own consolidated federal income tax return. In conjunction with the acquisition of MAC (formerly Municipal and Infrastructure Assurance Corporation) on May 31, 2012, MAC has joined the consolidated federal tax group.

The effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, U.K. subsidiaries taxed at the U.K. blended marginal corporate tax rate of 23.25% unless subject to U.S. tax by election or as a U.S. controlled foreign corporation, and no taxes for the Company’s Bermuda subsidiaries unless subject to U.S. tax by election or as a U.S. controlled foreign corporation. For periods subsequent to April 1, 2013, the U.K. corporation tax rate has been reduced to 23%, for the period April 1, 2012 to April 1, 2013 the U.K. corporation tax rate was 24% resulting in a blended tax rate of 23.25% in 2013, prior to April 1, 2012, the U.K. corporation tax rate was 26% resulting in a blended tax rate of 24.5% in 2012 and prior to April 1, 2011, the U.K. corporation rate was 28% resulting in a blended tax rate of 26.5% in 2011. The Company’s overall corporate effective tax rate fluctuates based on the distribution of income across jurisdictions.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at statutory rates in taxable jurisdictions is presented below.

Effective Tax Rate Reconciliation

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Expected tax provision (benefit) at statutory rates in taxable jurisdictions	$390	$76	$313
Tax-exempt interest	(57)	(61)	(62)
Change in liability for uncertain tax positions	(2)	2	2
Other	3	5	3
Total provision (benefit) for income taxes	$334	$22	$256
Effective tax rate	29.2%	16.5%	24.9%

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

The following table presents pretax income and revenue by jurisdiction.

Pretax Income (Loss) by Tax Jurisdiction

	Year Ended December 31,
	2013	2012	2011
	(in millions)
United States	$1,118	$218	$896
Bermuda	27	(86)	133
U.K.	(3)	0	0
Total	$1,142	$132	$1,029

Revenue by Tax Jurisdiction

	Year Ended December 31,
	2013	2012	2011
	(in millions)
United States	$1,389	$875	$1,504
Bermuda	219	79	301
U.K.	0	0	0
Total	$1,608	$954	$1,805

Pretax income by jurisdiction may be disproportionate to revenue by jurisdiction to the extent that insurance losses incurred are disproportionate.

Components of Net Deferred Tax Assets

	As of December 31,
	2013	2012
	(in millions)
Deferred tax assets:
Unrealized losses on credit derivative financial instruments, net	$402	$425
Unearned premium reserves, net	63	109
Loss and LAE reserve	134	90
Tax and loss bonds	33	15
Net operating loss ("NOL") carry forward	5	7
Alternative minimum tax credit	90	58
Tax basis step-up	5	5
Foreign tax credit	37	30
FG VIEs	29	179
DAC	40	59
Investment basis difference	73	82
Other	64	48
Total deferred income tax assets	975	1,107
Deferred tax liabilities:
Contingency reserves	47	15
Public debt	98	100
Unrealized appreciation on investments	68	198
Unrealized gains on CCS	16	12
Market discount	24	42
Other	34	19
Total deferred income tax liabilities	287	386
Net deferred income tax asset	$688	$721

As of December 31, 2013, the Company had foreign tax credits carried forward of $37 million which expire in 2018 through 2021 and had alternative minimum tax credits of $90 million which do not expire. Foreign tax credits of $22 million are from its acquisition of AGMH, the Internal Revenue Code limits the amount of foreign tax credits available that the Company may utilize each year. Management believes sufficient future taxable income exists to realize the full benefit of these tax credits.

As of December 31, 2013, AGRO had a stand-alone NOL of $13 million, compared with $20 million as of December 31, 2012, which is available through 2023 to offset its future U.S. taxable income. AGRO's stand alone NOL may not offset the income of any other members of AGRO's consolidated group with very limited exceptions and the Internal Revenue Code limits the amounts of NOL that AGRO may utilize each year.

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

Audits

AGUS has open tax years with the U.S. Internal Revenue Service (“IRS”) for 2009 forward and is currently under audit for the 2009-2011 tax years. The IRS concluded its field work with respect to tax years 2006 through 2008 without adjustment. On February 20, 2013 the IRS notified AGUS that the Joint Committee on Taxation completed its review of the

2006 through 2008 tax years and has accepted the results of the IRS examination without exception. Assured Guaranty Oversees US Holdings Inc. has open tax years of 2009 forward. AGMH and subsidiaries have separate open tax years with the IRS of January 1, 2009 through the July 1, 2009 when they joined the AGUS consolidated group. The IRS concluded its field work with respect to tax year 2008 for AGMH and subsidiaries while members of the Dexia Holdings Inc. consolidated tax group without adjustment. The Company is indemnified by Dexia for any potential liability associated with this audit of any periods prior to the AGMH Acquisition. The Company's U.K. subsidiaries are not currently under examination and have open tax years of 2011 forward.
Uncertain Tax Positions

The following table provides a reconciliation of the beginning and ending balances of the total liability for unrecognized tax benefits. The Company does not believe it is reasonably possible that this amount will change significantly in the next twelve months.

	2013	2012	2011
	(in millions)
Balance as of January 1,	$22	$20	$18
True-up from tax return filings	4	—	—
Increase in unrecognized tax benefits as a result of position taken during the current period	3	2	2
Decrease due to closing of IRS audit	(9)	—	—
Balance as of December 31,	$20	$22	$20

The Company's policy is to recognize interest and penalties related to uncertain tax positions in income tax expense and has accrued $1 million per year from 2011 to 2013. As of December 31, 2013 and December 31, 2012, the Company has accrued $3 million and $3 million of interest, respectively.

The total amount of unrecognized tax benefits at December 31, 2013, that would affect the effective tax rate, if recognized, is $20 million.

Liability For Tax Basis Step-Up Adjustment

In connection with the Company's initial public offering, the Company and ACE Financial Services Inc. (“AFS”), a subsidiary of ACE Limited, entered into a tax allocation agreement, whereby the Company and AFS made a “Section 338 (h)(10)” election that has the effect of increasing the tax basis of certain affected subsidiaries' tangible and intangible assets to fair value. Future tax benefits that the Company derives from the election will be payable to AFS when realized by the Company.

As a result of the election, the Company has adjusted its net deferred tax liability, to reflect the new tax basis of the Company's affected assets. The additional basis is expected to result in increased future income tax deductions and, accordingly, may reduce income taxes otherwise payable by the Company. Any tax benefit realized by the Company will be paid to AFS. Such tax benefits will generally be calculated by comparing the Company's affected subsidiaries' actual taxes to the taxes that would have been owed by those subsidiaries had the increase in basis not occurred. After a 15 year period which ends in 2019, to the extent there remains an unrealized tax benefit, the Company and AFS will negotiate a settlement of the unrealized benefit based on the expected realization at that time.

As of December 31, 2013 and December 31, 2012, the liability for tax basis step-up adjustment, which is included in the Company's balance sheets in “Other liabilities,” was $5 million and $6 million, respectively. The Company has paid ACE Limited and correspondingly reduced its liability by $1 million in 2013.

Tax Treatment of CDS

The Company treats the guaranty it provides on CDS as an insurance contract for tax purposes and as such a taxable loss does not occur until the Company expects to make a loss payment to the buyer of credit protection based upon the occurrence of one or more specified credit events with respect to the contractually referenced obligation or entity. The Company holds its CDS to maturity, at which time any unrealized fair value loss in excess of credit-related losses would revert to zero. The tax treatment of CDS is an unsettled area of the law. The uncertainty relates to the IRS determination of the income or potential loss associated with CDS as either subject to capital gain (loss) or ordinary income (loss) treatment. In treating

CDS as insurance contracts the Company treats both the receipt of premium and payment of losses as ordinary income and believes it is more likely than not that any CDS credit related losses will be treated as ordinary by the IRS. To the extent the IRS takes the view that the losses are capital losses in the future and the Company incurred actual losses associated with the CDS, the Company would need sufficient taxable income of the same character within the carryback and carryforward period available under the tax law.

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

Accounting Policy

For business assumed and ceded, the accounting model of the underlying direct financial guaranty contract dictates the accounting model used for the reinsurance contract (except for those eliminated as FG VIEs). For any assumed or ceded financial guaranty insurance premiums, the accounting model described in Note 4 is followed, for assumed and ceded financial guaranty insurance losses, the accounting model in Note 7 is followed. For any assumed or ceded credit derivative contracts, the accounting model in Note 9 is followed.

Assumed and Ceded Business

The Company assumes business from other monoline financial guaranty companies. Under these relationships, the Company assumes a portion of the ceding company’s insured risk in exchange for a premium. The Company may be exposed to risk in this portfolio in that the Company may be required to pay losses without a corresponding premium in circumstances where the ceding company is experiencing financial distress and is unable to pay premiums. The Company’s facultative and treaty agreements are generally subject to termination at the option of the ceding company:

•	if the Company fails to meet certain financial and regulatory criteria and to maintain a specified minimum financial strength rating, or

•	upon certain changes of control of the Company.

Upon termination under these conditions, the Company may be required (under some of its reinsurance agreements) to return to the ceding company unearned premiums (net of ceding commissions) and loss reserves calculated on a statutory basis of accounting, attributable to reinsurance assumed pursuant to such agreements after which the Company would be released from liability with respect to the Assumed Business.

Upon the occurrence of the conditions set forth in the first bullet above, whether or not an agreement is terminated, the Company may be required to obtain a letter of credit or alternative form of security to collateralize its obligation to perform under such agreement or it may be obligated to increase the level of ceding commission paid.

The downgrade of the financial strength ratings of AG Re or of AGC gives certain reinsurance counterparties the right to recapture ceded business, which would lead to a reduction in the Company's unearned premium reserve and related earnings on such reserve. With respect to a significant portion of the Company's in-force financial guaranty assumed business, based on AG Re's and AGC's current ratings and subject to the terms of each reinsurance agreement, the third party ceding company may have the right to recapture assumed business ceded to AG Re and/or AGC, and in connection therewith, to receive payment from the assuming reinsurer of an amount equal to the reinsurer’s statutory unearned premium (net of ceding commissions) and statutory loss reserves (if any) associated with that business, plus, in certain cases, an additional ceding commission. As of December 31, 2013, if each third party company ceding business to AG Re and/or AGC had a right to recapture such business, and chose to exercise such right, the aggregate amounts that AG Re and AGC could be required to pay to all such companies would be approximately $293 million and $61 million, respectively.

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

Over the past several years, the Company has entered into several commutations in order to reassume previously ceded books of business from its reinsurers. The Company has also canceled assumed reinsurance contracts. These commutations of Ceded Business and cancellations of Assumed Business resulted in gains of $2 million, $82 million and $32 million for the years ended December 31, 2013, 2012 and 2011, respectively, which were recorded in other income.

Net Effect of Commutations of Ceded and
Cancellations of Assumed Reinsurance Contracts

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Increase (decrease) in net unearned premium reserve	$11	$109	$(20)
Increase (decrease) in net par outstanding	151	19,173	(780)

The following table presents the components of premiums and losses reported in the consolidated statement of operations and the contribution of the Company's Assumed and Ceded Businesses.

Effect of Reinsurance on Statement of Operations

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Premiums Written:
Direct	$106	$244	190
Assumed(1)	17	9	(63)
Ceded(2)	2	51	4
Net	$125	$304	131
Premiums Earned:
Direct	$819	$936	997
Assumed	40	50	46
Ceded	(107)	(133)	(123)
Net	$752	$853	920
Loss and LAE:
Direct	$110	$636	564
Assumed	73	(4)	4
Ceded	(29)	(128)	(120)
Net	$154	$504	448
____________________

(1)	Negative assumed premiums written were due to cancellations and changes in expected Debt Service schedules.

(2)	Positive ceded premiums written were due to commutations and changes in expected Debt Service schedules.

Reinsurer Exposure

In addition to assumed and ceded reinsurance arrangements, the Company may also have exposure to some financial guaranty reinsurers (i.e., monolines) in other areas. Second-to-pay insured par outstanding represents transactions the Company has insured that were previously insured by other monolines. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary insurer. Another area of exposure is in the investment portfolio where the Company holds fixed-maturity securities that are wrapped by monolines and whose value may decline based on the rating of the monoline. As of December 31, 2013, based on fair value, the Company had $461 million of fixed-maturity securities in its investment portfolio wrapped by National Public Finance Guarantee Corporation, $455 million by Ambac Assurance Corporation ("Ambac") and $27 million by other guarantors.

Exposure by Reinsurer

	Ratings at		Par Outstanding
	February 24, 2014		As of December 31, 2013
Reinsurer	Moody’s Reinsurer Rating	S&P Reinsurer Rating	Ceded Par Outstanding(1)	Second-to- Pay Insured Par Outstanding	Assumed Par Outstanding
	(dollars in millions)
American Overseas Reinsurance Company Limited (f/k/a Ram Re)	WR (2)	WR	$8,331	$—	$30
Tokio Marine & Nichido Fire Insurance Co., Ltd. (“Tokio”)	Aa3 (3)	AA- (3)	7,279	—	—
Radian	Ba1	B+	4,709	38	1,082
Syncora Guarantee Inc.	WR	WR	4,201	1,771	162
Mitsui Sumitomo Insurance Co. Ltd.	A1	A+ (3)	2,144	—	—
ACA Financial Guaranty Corp.	NR (5)	WR	809	5	9
Swiss Reinsurance Co.	Aa3	AA-	346	—	—
Ambac (4)	WR	WR	85	6,118	17,859
CIFG Assurance North America Inc. ("CIFG")	WR	WR	2	178	5,048
MBIA Inc.	(4)	(4)	—	10,292	7,386
Financial Guaranty Insurance Co.	WR	WR	—	2,329	1,315
Other	Various	Various	882	2,099	46
Total			$28,788	$22,830	$32,937
____________________

(1)	Includes $3,172 million in ceded par outstanding related to insured credit derivatives.

(2)    Represents “Withdrawn Rating.”

(3)    The Company has structural collateral agreements satisfying the triple-A credit requirement of S&P and/or Moody’s.

(4)	MBIA Inc. includes various subsidiaries which are rated A and B by S&P and Baa1, B1 and B3 by Moody’s. Ambac includes policies in their general and segregated account.

(5)	Represents “Not Rated.”

Ceded Par Outstanding by Reinsurer and Credit Rating
As of December 31, 2013

	Internal Credit Rating
Reinsurer	AAA	AA	A	BBB	BIG	Total
	(in millions)
American Overseas Reinsurance Company Limited (f/k/a Ram Re)	$967	$2,871	$2,605	$1,327	$561	$8,331
Tokio	1,127	1,122	2,291	1,793	946	7,279
Radian	235	296	2,365	1,241	572	4,709
Syncora Guarantee Inc.	—	223	764	2,334	880	4,201
Mitsui Sumitomo Insurance Co. Ltd.	146	692	868	232	206	2,144
ACA Financial Guaranty Corp	—	465	324	20	—	809
Swiss Reinsurance Co.	—	2	241	27	76	346
Ambac	—	—	85	—	—	85
CIFG	—	—	—	2	—	2
Other	—	93	751	38	—	882
Total	$2,475	$5,764	$10,294	$7,014	$3,241	$28,788

In accordance with U.S. statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. All of the unauthorized reinsurers in the table above post collateral for the benefit of the Company in an amount at least equal to the sum of their ceded unearned premium reserve, loss reserves and contingency reserves all calculated on a statutory basis of accounting. In addition, certain authorized reinsurers in the table above post collateral on terms negotiated with the Company. Collateral may be in the form of letters of credit or trust accounts. The total collateral posted by all non-affiliated reinsurers as of December 31, 2013 is approximately $658 million.

Second-to-Pay
Insured Par Outstanding by Internal Rating
As of December 31, 2013(1)

	Public Finance					Structured Finance
	AAA	AA	A	BBB	BIG	AAA	AA	A	BBB	BIG	Total
	(in millions)
Radian	$—	$—	$13	$17	$8	$—	$—	$—	$—	$—	$38
Syncora Guarantee Inc.	—	25	369	771	301	77	56	—	—	172	1,771
ACA Financial Guaranty Corp.	—	3	—	2	—	—	—	—	—	—	5
Ambac	30	1,366	3,157	1,020	81	2	43	71	209	139	6,118
CIFG	—	11	69	22	76	—	—	—	—	—	178
MBIA Inc.	225	2,346	4,250	1,425	—	—	1,589	24	199	234	10,292
Financial Guaranty Insurance Co.	—	77	990	296	328	518	—	73	—	47	2,329
Other	—	—	2,099	—	—	—	—	—	—	—	2,099
Total	$255	$3,828	$10,947	$3,553	$794	$597	$1,688	$168	$408	$592	$22,830
____________________

(1)	Assured Guaranty’s internal rating.

Amounts Due (To) From Reinsurers
As of December 31, 2013

	Assumed Premium, net of Commissions	Ceded Premium, net of Commissions	Assumed Expected Loss and LAE	Ceded Expected Loss and LAE
	(in millions)
American Overseas Reinsurance Company Limited (f/k/a Ram Re)	$—	$(9)	$—	$9
Tokio	—	(19)	—	20
Radian	—	(17)	—	16
Syncora Guarantee Inc.	—	(40)	—	1
Mitsui Sumitomo Insurance Co. Ltd.	—	—	—	2
Swiss Reinsurance Co.	—	—	—	1
Ambac	67	—	(79)	—
CIFG	—	—	(6)	2
MBIA Inc.	13	—	(11)	—
Financial Guaranty Insurance Co.	7	—	(103)	—
Other	—	(43)	—	—
Total	$87	$(128)	$(199)	$51

Excess of Loss Reinsurance Facility

AGC, AGM and MAC entered into an aggregate excess of loss reinsurance facility with a number of reinsurers, effective as of January 1, 2014. The facility covers losses occurring either from January 1, 2014 through December 31, 2021, or January 1, 2015 through December 31, 2022, at the option of AGC, AGM and MAC. It terminates on January 1, 2016, unless AGC, AGM and MAC choose to extend it. The facility covers certain U.S. public finance credits insured or reinsured by AGC, AGM and MAC as of September 30, 2013, excluding credits that were rated non-investment grade as of December 31, 2013 by Moody’s or S&P or internally by AGC, AGM or MAC and is subject to certain per credit limits. Among the credits excluded are those associated with the Commonwealth of Puerto Rico and its related authorities and public corporations. The facility attaches when AGC’s, AGM’s and MAC’s net losses (net of AGC’s and AGM's reinsurance (including from affiliates) and net of recoveries) exceed $1.5 billion in the aggregate. The facility covers a portion of the next $500 million of losses, with the reinsurers assuming pro rata in the aggregate $450 million of the $500 million of losses and AGC, AGM and MAC jointly retaining the remaining $50 million of losses. The reinsurers are required to be rated at least AA- or to post collateral sufficient to provide AGM, AGC and MAC with the same reinsurance credit as reinsurers rated AA-. AGM, AGC and MAC are obligated to pay the reinsurers their share of recoveries relating to losses during the coverage period in the covered portfolio. AGC, AGM and MAC have paid approximately $19 million of premiums during 2014 for the term January 1, 2014 through December 31, 2014 and deposited approximately $19 million of securities into trust accounts for the benefit of the reinsurers to be used to pay the premium for January 1, 2015 through December 31, 2015. This facility replaces the $435 million aggregate excess of loss reinsurance facility that AGC and AGM had entered into on January 22, 2012.

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

The Company was party to transactions with entities that are affiliated with Wilbur L. Ross, Jr., a director of the Company, and funds under his control, which in the aggregate owned approximately 8.2% of the common shares of AGL as of December 31, 2013, 10.2% as of December 31, 2012 and 10.9% as of December 31, 2011. In addition, the Company retains Wellington Management Company, LLP, as investment manager for a portion of the Company's investment portfolio. Wellington Company LLP owned approximately 6.6% of the common shares of AGL as of December 31, 2013, 8.6% as of December 31, 2012 and 9.6% as of December 31, 2011. The net expenses from transactions with these related parties were approximately $2.5 million in 2013, with no individual related party expense item exceeding $1.9 million, $3.4 million in 2012, with no individual related party expense item exceeding $2.0 million, and $2.6 million in 2011, with no related party expense item exceeding $1.9 million. As of December 31, 2013, 2012 and 2011 there were no significant amounts payable to or amounts receivable from related parties. In addition, please refer to Note 19, Shareholders' Equity, for a description of the transaction under which the Company purchased common shares from funds associated with WL Ross & Co. LLC and its affiliates and from Mr. Ross.

16.	Commitments and Contingencies

Leases
AGL and its subsidiaries are party to various lease agreements accounted for as operating leases. The Company leases and occupies space in New York City through April 2026. In addition, AGL and its subsidiaries lease additional office space in various locations under non-cancelable operating leases which expire at various dates through 2016. Rent expense was $9.9 million in 2013, $10.0 million in 2012 and $10.7 million in 2011.

Future Minimum Rental Payments

Year	(in millions)
2014	$8
2015	8
2016	8
2017	7
2018	8
Thereafter	59
Total	$98

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

In addition, in the ordinary course of their respective businesses, certain of the Company’s subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods. For example, as described in the "Recovery Litigation" section of Note 6, Expected Loss to be Paid, as of the date of this filing, AGC and AGM have filed complaints against certain sponsors and underwriters of RMBS securities that AGC or AGM had insured, alleging, among other claims, that such persons had breached R&W in the transaction documents, failed to cure or repurchase defective loans and/or violated state securities laws. The amounts, if any, the Company will recover in proceedings to recover losses are uncertain, and recoveries, or failure to obtain recoveries, in any one or more of these proceedings during any quarter or year could be material to the Company’s results of operations in that particular quarter or year.

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
On September 25, 2013, Wells Fargo Bank, N.A., as trust administrator, filed an interpleader complaint in the U.S. District Court for the Southern District of New York against AGM, among others, relating to the right of AGM to be reimbursed from certain cashflows for principal claims paid on insured certificates issued in the MASTR Adjustable Rate Mortgages Trust 2007-3 securitization. The Company estimates that an adverse outcome to the interpleader proceeding could increase losses on the transaction by approximately $10 - $20 million, net of expected settlement payments and reinsurance in force.

Previously, AGM, together with other financial institutions and other parties, including bond insurers, had been named as defendants in a civil action brought in the circuit court of Jefferson County, Alabama relating to the County's problems meeting its sewer debt obligations: Charles E. Wilson vs. JPMorgan Chase & Co et al (filed in the Circuit Court of Jefferson County, Alabama), Case No. 01-CV-2008-901907.00. The action was brought in August 2008 on behalf of rate payers, tax payers and citizens residing in Jefferson County, and alleged conspiracy and fraud in connection with the issuance of the County's debt. The complaint sought equitable relief, unspecified monetary damages, interest, attorneys' fees and other costs. In January 2011, the circuit court issued an order denying a motion by the bond insurers and other defendants to dismiss the action. The defendants, including the bond insurers, petitioned the Alabama Supreme Court for a writ of mandamus to the circuit court vacating such order and directing the dismissal with prejudice of plaintiffs' claims for lack of standing. While awaiting a ruling from the Alabama Supreme Court, Jefferson County filed for bankruptcy and the Alabama Supreme Court entered a stay pending the resolution of the bankruptcy. In November 2013, the United States Bankruptcy Court approved a bankruptcy plan that included dismissal of the pending claims in state court. On January 13, 2014, the circuit court entered an order dismissing the claims against AGM and the other defendants and on January 17, 2014, the Supreme Court of Alabama entered an order dismissing the petition for writ of mandamus.

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

Governmental Investigations into Former Financial Products Business

AGMH and/or AGM have received subpoenas duces tecum and interrogatories or civil investigative demands from the Attorneys General of the States of Connecticut, Florida, Illinois, Massachusetts, Missouri, New York, Texas and West Virginia relating to their investigations of alleged bid rigging of municipal GICs. AGMH is responding to such requests. AGMH may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries in the future. In addition,

•
AGMH received a subpoena from the Antitrust Division of the Department of Justice in November 2006 issued in connection with an ongoing criminal investigation of bid rigging of awards of municipal GICs and other municipal derivatives; and

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

In addition AGMH had received a “Wells Notice” from the staff of the Philadelphia Regional Office of the SEC in February 2008 relating to the investigation concerning the bidding of municipal GICs and other municipal derivatives. The Wells Notice indicated that the SEC staff was considering recommending that the SEC authorize the staff to bring a civil injunctive action and/or institute administrative proceedings against AGMH, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and Section 17(a) of the Securities Act. On January 8, 2014, the SEC issued a letter stating that it had concluded the investigation as to AGMH and, based on the information it had as of such date, it did not intend to recommend an enforcement action by the SEC against AGMH.

In July 2010, a former employee of AGM who had been involved in AGMH's former Financial Products Business was indicted along with two other persons with whom he had worked at Financial Guaranty Insurance Company. Such former employee and the other two persons were convicted on fraud conspiracy counts.  After appeal, their convictions were reversed by a three-judge panel of the U.S. Court of Appeals for the Second Circuit in November 2013. In January 2014, the Department of Justice petitioned the U.S. Court of Appeals for the Second Circuit for a panel rehearing and a rehearing en banc of the appeal.

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

Five of these cases named both AGMH and AGM: (a) Hinds County, Mississippi v. Wachovia Bank, N.A.; (b) Fairfax County, Virginia v. Wachovia Bank, N.A.; (c) Central Bucks School District, Pennsylvania v. Wachovia Bank, N.A.; (d) Mayor and City Council of Baltimore, Maryland v. Wachovia Bank, N.A.; and (e) Washington County, Tennessee v. Wachovia Bank, N.A. In April 2009, the MDL 1950 court granted the defendants’ motion to dismiss on the federal claims, but granted leave for the plaintiffs to file an amended complaint. The Corrected Third Consolidated Amended Class Action Complaint, filed on October 9, 2013, lists neither AGM nor AGMH as a named defendant or a co-conspirator. The complaints in these lawsuits generally seek unspecified monetary damages, interest, attorneys’ fees and other costs. The Company cannot reasonably estimate the possible loss, if any, or range of loss that may arise from these lawsuits.

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

In September 2009, the Attorney General of the State of West Virginia filed a lawsuit (Circuit Ct. Mason County, W. Va.) against Bank of America, N.A. alleging West Virginia state antitrust violations in the municipal derivatives industry, seeking damages and alleging, among other things, a conspiracy to fix the pricing of, and manipulate bids for, municipal derivatives, including GICs. An amended complaint in this action was filed in June 2010, adding a federal antitrust claim and naming AGM (but not AGMH) and AGUS, among other defendants. This case has been removed to federal court as well as transferred to the S.D.N.Y. and consolidated with MDL 1950 for pretrial proceedings. AGM and AGUS answered West Virginia's Second Amended Complaint on November 11, 2013. The complaint in this lawsuit generally seeks civil penalties, unspecified monetary damages, interest, attorneys’ fees, costs and other expenses. The Company cannot reasonably estimate the possible loss, if any, or range of loss that may arise from this lawsuit.

17.	Long-Term Debt and Credit Facilities

The Company has outstanding long-term debt issued by AGUS and AGMH. AGUS has issued 7.0% Senior Notes and Series A, Enhanced Junior Subordinated Debentures. AGMH has issued 6 7/8% Quarterly Income Bonds Securities (“QUIBS”), 6.25% Notes and 5.60% Notes, as well $300 million Junior Subordinated Debentures. All of such debt is fully and unconditionally guaranteed by AGL.

In addition, refinancing vehicles consolidated by AGM issued notes payable to the Financial Products Companies now owned by Dexia; the refinancing vehicles borrowed the funds in order to purchase assets underlying obligations insured by AGM. See Note 11, Investments and Cash.

Accounting Policy

Long-term debt is recorded at principal amounts net of any unamortized original issue discount or premium and unamortized fair value adjustment for AGMH debt. Discount is accreted into interest expense over the life of the applicable debt.

Debt Issued by AGUS

7.0% Senior Notes.  On May 18, 2004, AGUS issued $200 million of 7.0% senior notes due 2034 (“7.0% Senior Notes”) for net proceeds of $197 million. Although the coupon on the Senior Notes is 7.0%, the effective rate is approximately 6.4%, taking into account the effect of a cash flow hedge executed by the Company in March 2004.

8.5% Senior Notes.  On June 24, 2009, AGL issued 3,450,000 equity units for net proceeds of approximately $167 million in a registered public offering. The net proceeds of the offering were used to pay a portion of the consideration for the AGMH Acquisition. Each equity unit consisted of (i) a 5.0% undivided beneficial ownership interest in $1,000 principal amount of 8.5% senior notes due 2014 issued by AGUS and (ii) a forward purchase contract obligating the holders to purchase $50 of AGL common shares in June 2012. On June 1, 2012, the Company completed the remarketing of the $173 million aggregate principal amount of 8.5% Senior Notes; AGUS purchased all of the Senior Notes in the remarketing at a price of 100% of the principal amount thereof, and retired all of such notes on June 1, 2012. The proceeds from the remarketing were used to satisfy the obligations of the holders of the Equity Units to purchase AGL common shares pursuant to the forward purchase contract. Accordingly, on June 1, 2012, AGL issued 3.8924 common shares to holders of each Equity Unit, which represented a settlement rate of 3.8685 common shares plus certain anti-dilution adjustments, or an aggregate of 13,428,770 common shares at approximately $12.85 per share. The Equity Units ceased to exist when the forward purchase contracts were settled on June 1, 2012.

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

Debt Issued by AGM

In order to mitigate certain financial guaranty insurance losses, special purpose entities that AGM consolidates ("refinancing vehicles") borrowed funds from the former AGMH subsidiaries that conducted AGMH’s Financial Products Business (the “Financial Products Companies”). The Company refers to such debt as the "Notes Payable." The Financial Products Companies issued GICs that AGM insured, and loaned the proceeds to the refinancing vehicles. The refinancing vehicles used the proceeds from the Notes Payable to purchase certain obligations insured by AGM or collateral underlying such obligations and reimbursed AGM for its claim payments, in exchange for AGM assigning to the refinancing vehicles certain of its rights against the trusts in the applicable transactions.

The principal and carrying values of the Company’s long-term debt are presented in the table below.

Principal and Carrying Amounts of Debt

	As of December 31, 2013		As of December 31, 2012
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS:
7.0% Senior Notes	$200	$198	$200	$197
8.50% Senior Notes	—	—	—	—
Series A Enhanced Junior Subordinated Debentures	150	150	150	150
Total AGUS	350	348	350	347
AGMH:
67/8% QUIBS	100	68	100	68
6.25% Notes	230	138	230	137
5.60% Notes	100	55	100	54
Junior Subordinated Debentures	300	169	300	164
Total AGMH	730	430	730	423
AGM:
Notes Payable	34	38	61	66
Total AGM	34	38	61	66
Total	$1,114	$816	$1,141	$836

Principal payments due under the long-term debt are as follows:

Expected Maturity Schedule of Debt

Expected Withdrawal Date	AGUS	AGMH	AGM	Total
	(in millions)
2014	$—	$—	$10	$10
2015	—	—	9	9
2016	—	—	4	4
2017	—	—	10	10
2018	—	—	1	1
2019-2038	200	—	0	200
2039-2058	—	—	—	—
2059-2078	150	300	—	450
Thereafter	—	430	—	430
Total	$350	$730	$34	$1,114

Interest Expense

	Year Ended December 31,
	2013	2012	2011
	(in millions)
AGUS:
7.0% Senior Notes	$13	$13	$13
8.50% Senior Notes	—	8	16
Series A Enhanced Junior Subordinated Debentures	10	10	10
Total AGUS	23	31	39
AGMH:
67/8% QUIBS	7	7	7
6.25% Notes	16	16	16
5.60% Notes	6	6	6
Junior Subordinated Debentures	25	25	25
Total AGMH	54	54	54
AGM:
Notes Payable	5	7	6
Total AGM	5	7	6
Total	$82	$92	$99

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $1.5 billion as of December 31, 2013. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. It is difficult to determine the probability that AGM will have to pay strip provider claims or the likely aggregate amount of such claims. At December 31, 2013, approximately $1.2 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

On July 1, 2009, AGM and DCL, acting through its New York Branch (“Dexia Crédit Local (NY)”), entered into a credit facility (the “Strip Coverage Facility”). Under the Strip Coverage Facility, Dexia Crédit Local (NY) agreed to make loans to AGM to finance all draws made by lessors on AGM strip policies that were outstanding as of November 13, 2008, up to the commitment amount. The commitment amount of the Strip Coverage Facility was $1 billion at closing of the AGMH Acquisition but is scheduled to amortize over time. The maximum commitment amount of the Strip Coverage Facility had amortized to approximately $968 million as of December 31, 2013 and to approximately $960 million as of February 1, 2014. On February 7, 2014, AGM reduced the maximum commitment amount by $460 million to approximately $500 million, after taking into account its experience with its exposure to leveraged lease transactions to date.

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

The Strip Coverage Facility’s financial covenants require that AGM and its subsidiaries maintain a maximum debt-to-capital ratio of 30% and maintain a minimum net worth of 75% of consolidated net worth as of July 1, 2009, plus, starting July 1, 2014, (i) 25% of the aggregate consolidated net income (or loss) for the period beginning July 1, 2009 and ending on June 30, 2014 or, (2) zero, if the commitment amount has been reduced to $750 million as described above. The Company is in compliance with all financial covenants as of December 31, 2013.

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

As of December 31, 2013, no amounts were outstanding under this facility, nor have there been any borrowings during the life of this facility.

Intercompany Credit Facility

On October 25, 2013, AGL, as borrower, and AGUS, as lender, entered into a revolving credit facility pursuant to which AGL may, from time to time, borrow for general corporate purposes. Under the credit facility, AGUS committed to lend a principal amount not exceeding $225 million in the aggregate. Such commitment terminates on October 25, 2018 (the “loan termination date”). The unpaid principal amount of each loan will bear interest at a fixed rate equal to 100% of the then applicable Federal short-term or mid-term interest rate, as the case may be, as determined under Internal Revenue Code Sec. 1274(d), and interest on all loans will be computed for the actual number of days elapsed on the basis of a year consisting of 360 days. Accrued interest on all loans will be paid on the last day of each June and December, beginning on December 31, 2013, and at maturity. AGL must repay the then unpaid principal amounts of the loans by the third anniversary of the loan termination date. No amounts are currently outstanding under the credit facility.

Limited Recourse Credit Facilities

AG Re Credit Facility

AG Re had a $200 million limited recourse credit facility for the payment of losses in respect of cumulative municipal losses (net of any recoveries) in excess of the greater of $260 million or the average annual Debt Service of the covered portfolio multiplied by 4.5%. The obligation to repay loans under this agreement is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations in the covered portfolio, including certain installment premiums and other collateral. AG Re terminated this credit facility effective March 3, 2013.

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

In June 2003, $200 million of “AGM CPS”, money market preferred trust securities, were issued by trusts created for the primary purpose of issuing the AGM CPS, investing the proceeds in high-quality commercial paper and selling put options to AGM, allowing AGM to issue the trusts non-cumulative redeemable perpetual preferred stock (the “AGM Preferred Stock”) of AGM in exchange for cash. There are four trusts, each with an initial aggregate face amount of $50 million. These trusts hold auctions every 28 days, at which time investors submit bid orders to purchase AGM CPS. If AGM were to exercise a put option, the applicable trust would transfer the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, to AGM in exchange for AGM Preferred Stock. AGM pays a floating put premium to the trusts, which represents the difference between the commercial paper yield and the winning auction rate (plus all fees and expenses of the trust). If an auction does not attract sufficient clearing bids, however, the auction rate is subject to a maximum rate of one-month LIBOR plus 200 basis points for the next succeeding distribution period. Beginning in August 2007, the AGM CPS required the maximum rate for each of the relevant trusts. AGM continues to have the ability to exercise its put option and cause the related trusts to purchase AGM Preferred Stock. The trusts provide AGM access to new capital at its sole discretion through the exercise of the put options. As of December 31, 2013 the put option had not been exercised. The Company does not consider itself to be the primary beneficiary of the trusts. See Note 8, Fair Value Measurement, –Other Assets–Committed Capital Securities, for a fair value measurement discussion.

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

Computation of Earnings Per Share

	Year Ended December 31,
	2013	2012	2011
	(in millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to AGL	$808	$110	773
Less: Distributed and undistributed income (loss) available to nonvested shareholders	1	0	1
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$807	$110	772
Basic shares	186.6	189.2	183.4
Basic EPS	$4.32	$0.58	$4.21
Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$807	$110	$772
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	0	0	0
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$807	$110	$772

Basic shares	186.6	189.2	183.4
Effect of dilutive securities:
Options and restricted stock awards	1.0	0.8	0.9
Equity units	—	0.7	1.2
Diluted shares	187.6	190.7	185.5
Diluted EPS	$4.30	$0.57	$4.16
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	2.7	9.9	7.2

19.	Shareholders' Equity

Share Issuances

AGL has authorized share capital of $5 million divided into 500,000,000 shares, par value $0.01 per share. Except as described below, AGL's common shares have no preemptive rights or other rights to subscribe for additional common shares, no rights of redemption, conversion or exchange and no sinking fund rights. In the event of liquidation, dissolution or winding-up, the holders of AGL's common shares are entitled to share equally, in proportion to the number of common shares held by such holder, in AGL's assets, if any remain after the payment of all its liabilities and the liquidation preference of any outstanding preferred shares. Under certain circumstances, AGL has the right to purchase all or a portion of the shares held by a shareholder at fair market value. All of the common shares are fully paid and non assessable. Holders of AGL's common shares are entitled to receive dividends as lawfully may be declared from time to time by AGL's Board of Directors.

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

Subject to AGL's Bye-Laws and Bermuda law, AGL's Board of Directors has the power to issue any of AGL's unissued shares as it determines, including the issuance of any shares or class of shares with preferred, deferred or other special rights.

Issuance of Shares

	Number of Shares	Price per Share	Proceeds	Net Proceeds
	(in millions, except share and per share amounts)
June 1, 2012(1)	13,428,770	$12.85	$173	$173
 ____________________

(1)	Relates to the settlement of forward purchase contracts. See Note 17, Long-Term Debt and Credit Facilities.

Under AGL's Bye-Laws and subject to Bermuda law, if AGL's Board of Directors determines that any ownership of AGL's shares may result in adverse tax, legal or regulatory consequences to the Company, any of the Company's subsidiaries or any of its shareholders or indirect holders of shares or its Affiliates (other than such as AGL's Board of Directors considers de minimis), the Company has the option, but not the obligation, to require such shareholder to sell to AGL or to a third party to whom AGL assigns the repurchase right the minimum number of common shares necessary to avoid or cure any such adverse consequences at a price determined in the discretion of the Board of Directors to represent the shares' fair market value (as defined in AGL's Bye-Laws). In addition, AGL's Board of Directors may determine that shares held carry different voting rights when it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder; and (ii) avoid adverse tax, legal or regulatory consequences to AGL or any of its subsidiaries or any direct or indirect holder of shares or its affiliates. "Controlled shares" includes, among other things, all shares of AGL that such U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code). Further, these provisions do not apply in the event one shareholder owns greater than 75% of the voting power of all issued and outstanding shares.

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

Share Repurchases

As of December 31, 2013, the Company's share repurchase authorization was $400 million. The Company expects the repurchases to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including availability of funds at the holding companies, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. It does not have an expiration date. In 2013, the Company had repurchased a total of 12.5 million common shares for approximately $264 million at an average price of $21.12 per share. This included 5.0 million common shares purchased on June 5, 2013 from funds associated with WL Ross & Co. LLC and its affiliates (collectively, the “WLR Funds”) and Wilbur L. Ross, Jr., a director of the Company, for $109.7 million. Such share purchase reduced the WLR Funds’ and Mr. Ross’s ownership of AGL's common shares to approximately 14.9 million common shares, or to approximately 8% of its total common shares outstanding, from approximately 10.5% of such outstanding common shares.

Share Repurchases

Year	Number of Shares Repurchased	Total Payments
		(in millions)
2013	12,512,759	$264
2012	2,066,759	24
2011	2,000,000	23

Deferred Compensation

Each of the Chief Executive Officer and the General Counsel of the Company has elected to invest a portion of his Company SERP account in the employer stock fund within the SERP. Each unit in the employer stock fund represents the right to receive one AGL common share upon a distribution from the SERP. Each unit equals the number of AGL common shares which could have been purchased with the value of the account deemed invested in the employer stock fund as of the date of such election. The election to invest in the employer stock fund is irrevocable (i.e., any portion of a SERP account allocated to the employer stock fund and invested in units shall remain allocated to the employer stock fund until the participant receives a distribution from SERP). At the same time such investment elections were made, the Company purchased AGL common shares and placed such shares in trust to be distributed to the Chief Executive Officer and the General Counsel upon a distribution from the SERP in settlement of their units invested in the employer stock fund. As of December 31, 2013 and 2012, the Company had 320,193 and 320,193 shares, respectively, in the trust. The Company recorded the purchase of such shares in “deferred equity compensation” in the consolidated balance sheet.

Certain executives of the Company elected to invest a portion of their Assured Guaranty Corp. supplemental employee retirement plan (“AGC SERP”) accounts in the employer stock fund in the AGC SERP. Each unit in the employer stock fund represents the right to receive one AGL common share upon a distribution from the AGC SERP. Each unit equals the number of AGL common shares which could have been purchased with the value of the account deemed invested in the employer stock fund as of the date of such election. As of December 31, 2013 and 2012, there were 74,309 and 68,181 units, respectively, in the AGC SERP. See Note 20, Employee Benefit Plans.

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

On February 5, 2014, the Company declared a quarterly dividend of $0.11 per common share, an increase of 10% from a quarterly dividend of $0.10 per common share paid in 2013. On February 7, 2013, the Company declared a quarterly dividend of $0.10 per common share, an increase of 11% from a quarterly dividend of $0.09 per common share paid in 2012. On February 9, 2012, the Company declared a quarterly dividend of $0.09 per common share, an increase of 100% from a quarterly dividend of $0.045 per common share paid in 2011 and 2010.

20.	Employee Benefit Plans

Accounting Policy

The expense for Performance Retention Plan awards is recognized straight-line over the requisite service period, with the exception of retirement eligible employees. For retirement eligible employees, the expense is recognized immediately.

Share-based compensation expense is based on the grant date fair value using grant date closing price, the lattice, Monte Carlo or Black-Scholes pricing models. The Company amortizes the fair value of share-based awards on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods, with the exception of retirement‑eligible employees. For retirement-eligible employees, certain awards contain retirement provisions and therefore are amortized over the period through the date the employee first becomes eligible to retire and is no longer required to provide service to earn part or all of the award.

The fair value of each award under the Assured Guaranty Ltd. Employee Stock Purchase Plan (the “Stock Purchase Plan”) is estimated at the beginning of each offering period using the Black-Scholes option valuation model.

Assured Guaranty Ltd. 2004 Long-Term Incentive Plan

Under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan, as amended (the “Incentive Plan”), the number of AGL common shares that may be delivered under the Incentive Plan may not exceed 10,970,000. In the event of certain transactions affecting AGL's common shares, the number or type of shares subject to the Incentive Plan, the number and type of shares subject to outstanding awards under the Incentive Plan, and the exercise price of awards under the Incentive Plan, may be adjusted.

The Incentive Plan authorizes the grant of incentive stock options, non-qualified stock options, stock appreciation rights, and full value awards that are based on AGL's common shares. The grant of full value awards may be in return for a participant's previously performed services, or in return for the participant surrendering other compensation that may be due, or may be contingent on the achievement of performance or other objectives during a specified period, or may be subject to a risk of forfeiture or other restrictions that will lapse upon the achievement of one or more goals relating to completion of service by the participant, or achievement of performance or other objectives. Awards under the Incentive Plan may accelerate and become vested upon a change in control of AGL.

The Incentive Plan is administered by a committee of the Board of Directors. The Compensation Committee of the Board serves as this committee except as otherwise determined by the Board. The Board may amend or terminate the Incentive Plan. As of December 31, 2013, 3,189,396 common shares were available for grant under the Incentive Plan.

Time Vested Stock Options

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

Time Vested Stock Options

	Options for Common Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value Per Share	Number of Exercisable Options	Year of Expiration
Balance as of December 31, 2012	4,229,555	$20.10		4,047,374
Options granted	102,355	19.36	$8.94		2020
Options exercised	(1,199,339)	17.75
Options forfeited/expired	(3,320)	24.21
Balance as of December 31, 2013	3,129,251	$20.97		2,987,088

As of December 31, 2013, the aggregate intrinsic value and weighted average remaining contractual term of stock options outstanding were $11 million and 3.5 years, respectively. As of December 31, 2013, the aggregate intrinsic value and weighted average remaining contractual term of exercisable stock options were $10 million and 3.4 years, respectively.

As of December 31, 2013 the total unrecognized compensation expense related to outstanding nonvested stock options was $1 million, which will be adjusted in the future for the difference between estimated and actual forfeitures. The Company expects to recognize that expense over the weighted average remaining service period of 1.4 years.

Lattice Option Pricing
Weighted Average Assumptions(1)

	2013	2012
Dividend yield	2.07%	2.06%
Expected volatility	53.41%	58.89%
Risk free interest rate	1.35%	1.45%
Expected life	6.6 years	6.6 years
Forfeiture rate	4.5%	4.5%
Weighted average grant date fair value	$8.94	8.62
____________________

(1)	No options were granted in 2011.

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

The total intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $7.5 million, $0.1 million and $0.3 million, respectively. During the years ended December 31, 2013, 2012 and 2011, $2.6 million, $44 thousand and $0.6 million, respectively, was received from the exercise of stock options. In order to satisfy stock option exercises, the Company issues new shares.

Performance Stock Options

In 2012 and 2013, the Company granted performance stock options under the Incentive Plan. These awards are non-qualified stock options with exercise prices equal to the closing price an AGL common share on the applicable date of grant. These awards vest 35%, 50% or 100%, if the price of AGL's common shares using the highest 40-day average share price during the relevant performance period reaches certain hurdles. If the share price is between the specified levels, the vesting level will be interpolated accordingly. These awards expire seven years from the date of grant.

Performance Stock Options

	Options for Common Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value Per Share	Number of Exercisable Options	Year of Expiration
Balance as of December 31, 2012	293,077	$17.44		0
Options granted	72,640	19.24	$8.17		2020
Options exercised	—	—
Options forfeited/expired	—	—
Balance as of December 31, 2013	365,717	$17.80		0

In order to satisfy stock option exercises, the Company issues new shares.

As of December 31, 2013, the aggregate intrinsic value and weighted average remaining contractual term of performance stock options outstanding were $2 million and 5.3 years, respectively. As of December 31, 2013, no performance options were exercisable.

As of December 31, 2013 the total unrecognized compensation expense related to outstanding nonvested performance stock options was $1 million, which will be adjusted in the future for the difference between estimated and actual forfeitures. The Company expects to recognize that expense over the weighted average remaining service period of 1.4 years.

Monte Carlo and Lattice Option Pricing
Weighted Average Assumptions

	2013	2012
Dividend yield	2.07%	2.06%
Expected volatility	53.5%	58.89%
Risk free interest rate	1.36%	1.45%
Expected life	6.3 years	6.3 years
Forfeiture rate	4.5%	4.5%
Weighted average grant date fair value	$8.17	$7.84

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

Restricted Stock Award Activity

Nonvested Shares	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2012	88,549	$12.93
Granted	48,273	23.20
Vested	(88,549)	12.93
Forfeited	—	—
Nonvested at December 31, 2013	48,273	$23.20

As of December 31, 2013 the total unrecognized compensation cost related to outstanding nonvested restricted stock awards was $0.4 million, which the Company expects to recognize over the weighted‑average remaining service period of 0.4 years. The total fair value of shares vested during the years ended December 31, 2013, 2012 and 2011 was $1 million, $1 million and $4 million, respectively.

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

Restricted Stock Unit Activity
(Excluding Dividend Equivalents)

Nonvested Stock Units	Number of Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2012	1,006,411	$16.78
Granted	93,580	19.29
Delivered	(361,157)	15.04
Forfeited	(2,425)	17.85
Nonvested at December 31, 2013	736,409	$17.63

As of December 31, 2013, the total unrecognized compensation cost related to outstanding nonvested restricted stock units was $4 million, which the Company expects to recognize over the weighted‑average remaining service period of 1.5 years. The total fair value of restricted stock units delivered during the years ended December 31, 2013, 2012 and 2011 was $5 million, $6 million and $5 million, respectively.

Performance Restricted Stock Units

Beginning in 2012, the Company has granted performance restricted stock units under the Incentive Plan. These awards vest 35%, 100%, or 200%, if the price of AGL's common shares using the highest 40-day average share price during the relevant performance period reaches certain hurdles. If the share price is between the specified levels, the vesting level will be interpolated accordingly.

Performance Restricted Stock Unit Activity

Performance Restricted Stock Units	Number of Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2012	178,970	$27.35
Granted	44,440	29.54
Delivered	—	—
Forfeited	—	—
Nonvested at December 31, 2013	223,410	$27.79

As of December 31, 2013, the total unrecognized compensation cost related to outstanding nonvested performance share units was $3 million, which the Company expects to recognize over the weighted‑average remaining service period of 1.4 years.

Employee Stock Purchase Plan

The Company established the AGL Employee Stock Purchase Plan ("Stock Purchase Plan") in accordance with Internal Revenue Code Section 423, and participation is available to all eligible employees. Maximum annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to 10% of the participant's compensation or, if less, shares having a value of $25,000. Participants may purchase shares at a purchase price equal to 85% of the lesser of the fair market value of the stock on the first day or the last day of the subscription period. The Company has reserved for issuance and purchases under the Stock Purchase Plan 600,000 Assured Guaranty Ltd. common shares.

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

Stock Purchase Plan

	Year Ended December 31,
	2013	2012	2011
	(dollars in millions)
Proceeds from purchase of shares by employees	$0.9	$0.6	$0.7
Number of shares issued by the Company	57,980	54,612	50,523
Recorded in share-based compensation, after the effects of DAC	$0.3	$0.2	$0.2

Share‑Based Compensation Expense

The following table presents stock based compensation costs by type of award and the effect of deferring such costs as policy acquisition costs, pre-tax. Amortization of previously deferred stock compensation costs is not shown in the table below.

Share‑Based Compensation Expense Summary

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Share‑Based Employee Cost:
Recurring amortization	$7	$6	$5
Accelerated amortization for retirement eligible employees	—	1	5
Subtotal	7	7	10
ESPP	—	—	—
Total Share‑Based Employee Cost	7	7	10
Total Share‑Based Directors Cost	1	1	1
Total Share‑Based Cost	8	8	11
Less: Share‑based compensation capitalized as DAC	—	1	3
Share‑based compensation expense	$8	$7	$8
Income tax benefit	$2	$2	$2

Defined Contribution Plan

The Company maintains a savings incentive plan, which is qualified under Section 401(a) of the Internal Revenue Code for U.S. employees. The savings incentive plan is available to eligible full-time employees upon hire. Eligible participants could contribute a percentage of their salary subject to a maximum of $17,500 for 2013. Contributions are matched by the Company at a rate of 100% up to 6% of participant's compensation, subject to IRS limitations. Any amounts over the IRS limits are contributed to and matched by the Company into a nonqualified supplemental executive retirement plan for employees eligible to participate in such nonqualified plan. The Company also makes a core contribution of 6% of the participant's compensation to the qualified plan, subject to IRS limitations, and the nonqualified supplemental executive retirement plan for eligible employees, regardless of whether the employee contributes to the plan(s). Employees become fully vested in Company contributions after one year of service, as defined in the plan. Plan eligibility is immediate upon hire. The Company also maintains similar non-qualified plans for non-U.S. employees.

The Company recognized defined contribution expenses of $10 million, $9 million and $10 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

As described above, the performance measures used to determine the amounts distributable under the PRP are based on the Company's operating return on equity and growth in per share adjusted book value, as defined. Adjustments may be made by the AGL Compensation Committee at any time before distribution, except that, for certain senior executive officers, any adjustment made after the grant of the award may decrease but may not increase the amount of the distribution.

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

The Company recognized performance retention plan expenses of $17 million, $13 million and $8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

21.	Other Comprehensive Income

The following tables present the changes in the balances of each component of accumulated other comprehensive income and the effect of significant reclassifications out of AOCI on the respective line items in net income.

Changes in Accumulated Other Comprehensive Income by Component
Year Ended December 31, 2013

	Net Unrealized Gains (Losses) on Investments with no OTTI	Net Unrealized Gains (Losses) on Investments with OTTI	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2012	$517	$(5)	$(6)	$9	$515
Other comprehensive income (loss) before reclassified	(309)	(35)	3	—	(341)
Amounts reclassified from AOCI to:
Other net realized investment gain (losses)	(43)	24	—	—	(19)
Interest expense	—	—	—	(1)	(1)
Total before tax	(43)	24	—	(1)	(20)
Tax (provision) benefit	$13	$(8)	$—	$1	6
Total amount reclassified from AOCI, net of tax	(30)	16	—	0	(14)
Net current period other comprehensive income (loss)	(339)	(19)	3	0	(355)
Balance, December 31, 2013	$178	$(24)	$(3)	$9	$160

Year Ended December 31, 2012

	Net Unrealized Gains (Losses) on Investments with no OTTI	Net Unrealized Gains (Losses) on Investments with OTTI	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2011	$365	$2	$(8)	$9	$368
Other comprehensive income (loss)	152	(7)	2	0	147
Balance, December 31, 2012	$517	$(5)	$(6)	$9	$515

Year Ended December 31, 2011

	Net Unrealized Gains (Losses) on Investments with no OTTI	Net Unrealized Gains (Losses) on Investments with OTTI	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2010	$116	$(6)	$(8)	$10	$112
Other comprehensive income (loss)	249	8	0	(1)	256
Balance, December 31, 2011	$365	$2	$(8)	$9	$368

22.	Subsidiary Information

The following tables present the condensed consolidating financial information for AGUS and AGMH, wholly-owned subsidiaries of AGL, which have issued publicly traded debt securities (see Note 17, Long-Term Debt and Credit Facilities, for the full description of AGUS and AGMH debt and the related AGL guarantees for such debt) as of December 31, 2013 and December 31, 2012 and for the years ended December 31, 2013, 2012 and 2011. The information for AGUS and AGMH presents its subsidiaries on the equity method of accounting.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2013
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$33	$186	$42	$11,008	$(300)	$10,969
Investment in subsidiaries	5,066	4,191	3,574	289	(13,120)	—
Premiums receivable, net of commissions payable	—	—	—	1,025	(149)	876
Ceded unearned premium reserve	—	—	—	1,598	(1,146)	452
Deferred acquisition costs	—	—	—	198	(74)	124
Reinsurance recoverable on unpaid losses	—	—	—	170	(134)	36
Credit derivative assets	—	—	—	482	(388)	94
Deferred tax asset, net	—	97	—	681	(90)	688
Intercompany receivable	—	—	—	90	(90)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	2,565	—	2,565
Other	23	17	31	638	(226)	483
TOTAL ASSETS	$5,122	$4,491	$3,647	$18,744	$(15,717)	$16,287
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$5,720	$(1,125)	$4,595
Loss and LAE reserve	—	—	—	733	(141)	592
Long-term debt	—	348	430	38	—	816
Intercompany payable	—	90	—	300	(390)	—
Credit derivative liabilities	—	—	—	2,175	(388)	1,787
Deferred tax liabilities, net	—	—	95	—	(95)	—
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	2,871	—	2,871
Other	7	7	16	853	(372)	511
TOTAL LIABILITIES	7	445	541	12,690	(2,511)	11,172
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO ASSURED GUARANTY LTD.	5,115	4,046	3,106	5,765	(12,917)	5,115
Noncontrolling interest	—	—	—	289	(289)	—
TOTAL SHAREHOLDERS’ EQUITY	5,115	4,046	3,106	6,054	(13,206)	5,115
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,122	$4,491	$3,647	$18,744	$(15,717)	$16,287

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2012
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$245	$15	$30	$11,233	$(300)	$11,223
Investment in subsidiaries	4,734	3,958	3,225	3,524	(15,441)	—
Premiums receivable, net of commissions payable	—	—	—	1,147	(142)	1,005
Ceded unearned premium reserve	—	—	—	1,550	(989)	561
Deferred acquisition costs	—	—	—	190	(74)	116
Reinsurance recoverable on unpaid losses	—	—	—	223	(165)	58
Credit derivative assets	—	—	—	553	(412)	141
Deferred tax asset, net	—	48	(94)	789	(22)	721
Intercompany receivable	—	—	—	173	(173)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	2,688	—	2,688
Other	23	29	26	816	(165)	729
TOTAL ASSETS	$5,002	$4,050	$3,187	$22,886	$(17,883)	$17,242
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$6,168	$(961)	$5,207
Loss and LAE reserve	—	—	—	778	(177)	601
Long-term debt	—	347	423	66	—	836
Intercompany payable	—	173	—	300	(473)	—
Credit derivative liabilities	—	0	—	2,346	(412)	1,934
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	3,141	—	3,141
Other	8	6	15	803	(303)	529
TOTAL LIABILITIES	8	526	438	13,602	(2,326)	12,248
TOTAL SHAREHOLDERS’ EQUITY	4,994	3,524	2,749	9,284	(15,557)	4,994
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,002	$4,050	$3,187	$22,886	$(17,883)	$17,242

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2013
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$740	$12	$752
Net investment income	0	0	1	408	(16)	393
Net realized investment gains (losses)	0	0	0	87	(35)	52
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	(42)	—	(42)
Net unrealized gains (losses)	—	—	—	107	—	107
Net change in fair value of credit derivatives	—	—	—	65	—	65
Other	—	—	—	348	(2)	346
TOTAL REVENUES	0	0	1	1,648	(41)	1,608
EXPENSES
Loss and LAE	—	—	—	144	10	154
Amortization of deferred acquisition costs	—	—	—	12	0	12
Interest expense	—	28	54	20	(20)	82
Other operating expenses	22	1	1	199	(5)	218
TOTAL EXPENSES	22	29	55	375	(15)	466
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(22)	(29)	(54)	1,273	(26)	1,142
Total (provision) benefit for income taxes	—	9	17	(387)	27	(334)
Equity in earnings of subsidiaries	$830	$768	$701	$19	$(2,318)	—
NET INCOME (LOSS)	808	748	664	905	(2,317)	808
Less: noncontrolling interest	—	—	—	19	(19)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$808	$748	$664	$886	$(2,298)	$808

COMPREHENSIVE INCOME (LOSS)	$453	$522	$515	$309	$(1,346)	$453

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2012
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$833	$20	$853
Net investment income	0	—	1	422	(19)	404
Net realized investment gains (losses)	—	—	—	1	—	1
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	(108)	—	(108)
Net unrealized gains (losses)	—	—	—	(477)	—	(477)
Net change in fair value of credit derivatives	—	—	—	(585)	—	(585)
Other	—	—	—	284	(3)	281
TOTAL REVENUES	0	—	1	955	(2)	954
EXPENSES
Loss and LAE	—	—	—	509	(5)	504
Amortization of deferred acquisition costs	—	—	—	28	(14)	14
Interest expense	—	35	54	22	(19)	92
Other operating expenses	21	2	1	194	(6)	212
TOTAL EXPENSES	21	37	55	753	(44)	822
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(21)	(37)	(54)	202	42	132
Total (provision) benefit for income taxes	—	13	19	(38)	(16)	(22)
Equity in earnings of subsidiaries	131	177	424	153	(885)	—
NET INCOME (LOSS)	$110	$153	$389	$317	$(859)	$110

COMPREHENSIVE INCOME (LOSS)	$257	$266	$465	$577	$(1,308)	$257

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2011
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$904	$16	$920
Net investment income	—	—	1	410	(15)	396
Net realized investment gains (losses)	—	—	—	(18)	—	(18)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	6	—	6
Net unrealized gains (losses)	—	—	—	554	—	554
Net change in fair value of credit derivatives	—	—	—	560	—	560
Other	—	—	—	(48)	(5)	(53)
TOTAL REVENUES	—	—	1	1,808	(4)	1,805
EXPENSES
Loss and LAE	—	—	—	440	8	448
Amortization of deferred acquisition costs	—	—	—	37	(20)	17
Interest expense	—	39	54	21	(15)	99
Other operating expenses	25	1	1	194	(9)	212
TOTAL EXPENSES	25	40	55	692	(36)	776
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(25)	(40)	(54)	1,116	32	1,029
Total (provision) benefit for income taxes	—	14	19	(277)	(12)	(256)
Equity in earnings of subsidiaries	798	640	398	614	(2,450)	—
NET INCOME (LOSS)	$773	$614	$363	$1,453	$(2,430)	$773

COMPREHENSIVE INCOME (LOSS)	$1,029	$824	$507	$1,918	$(3,249)	$1,029

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2013
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$128	$178	$133	$347	$(542)	$244
Cash flows from investing activities
Fixed-maturity securities:
Purchases	—	(93)	(26)	(1,832)	65	(1,886)
Sales	176	1	25	892	(65)	1,029
Maturities	29	3	2	849	—	883
Sales (purchases) of short-term investments, net	7	(28)	(15)	(51)	—	(87)
Net proceeds from financial guaranty variable entities’ assets	—	—	—	663	—	663
Intercompany debt	—	—	—	7	(7)	—
Investment in subsidiary	—	0	49	—	(49)	—
Other	—	—	—	79	—	79
Net cash flows provided by (used in) investing activities	212	(117)	35	607	(56)	681
Cash flows from financing activities
Return of capital	—	—	—	(50)	50	—
Capital contribution from parent	—	—	—	1	(1)	—
Dividends paid	(75)	—	(168)	(374)	542	(75)
Repurchases of common stock	(264)	—	—	—	—	(264)
Share activity under option and incentive plans	(1)	—	—	—	—	(1)
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(511)	—	(511)
Payment of long-term debt	—	—	—	(27)	—	(27)
Intercompany debt	—	(7)	—	—	7	—
Net cash flows provided by (used in) financing activities	(340)	(7)	(168)	(961)	598	(878)
Effect of exchange rate changes	—	—	—	(1)	—	(1)
Increase (decrease) in cash	0	54	—	(8)	—	46
Cash at beginning of period	—	13	0	125	—	138
Cash at end of period	$0	$67	$0	$117	$—	$184

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2012
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$138	$6	$20	$5	$(334)	$(165)
Cash flows from investing activities
Fixed-maturity securities:
Purchases	(211)	(1)	(13)	(1,424)	—	(1,649)
Sales	—	—	13	899	—	912
Maturities	3	—	6	1,096	—	1,105
Sales (purchases) of short-term investments, net	(7)	27	26	(17)	—	29
Net proceeds from financial guaranty variable entities’ assets	—	—	—	545	—	545
Acquisition of MAC	—	(91)	—	—	—	(91)
Intercompany debt	—	—	—	(173)	173	—
Investment in subsidiary	—	—	46	—	(46)	—
Other	—	—	—	92	—	92
Net cash flows provided by (used in) investing activities	(215)	(65)	78	1,018	127	943
Cash flows from financing activities						—
Issuance of common stock	173	—	—	—	—	173
Return of capital	—	—	—	(50)	50	—
Capital contribution from parent	—	—	—	4	(4)	—
Dividends paid	(69)	—	(98)	(236)	334	(69)
Repurchases of common stock	(24)	—	—	—	—	(24)
Share activity under option and incentive plans	(3)	—	—	—	—	(3)
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(724)	—	(724)
Payment of long-term debt	—	(173)	—	(36)	—	(209)
Intercompany debt	—	173	—	—	(173)	—
Net cash flows provided by (used in) financing activities	77	—	(98)	(1,042)	207	(856)
Effect of exchange rate changes	—	—	—	1	—	1
Increase (decrease) in cash	—	(59)	—	(18)	—	(77)
Cash at beginning of period	—	72	0	143	—	215
Cash at end of period	$—	$13	$—	$125	$—	$138

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2011
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$68	$84	$(36)	$676	$(116)	$676
Cash flows from investing activities
Fixed-maturity securities:
Purchases	—	—	(14)	(2,294)	—	(2,308)
Sales	—	—	—	1,107	—	1,107
Maturities	—	—	1	662	—	663
Sales (purchases) of short-term investments, net	(11)	(25)	(1)	357	—	320
Net proceeds from financial guaranty variable entities’ assets	—	—	—	760	—	760
Investment in subsidiary	—	—	50	—	(50)	—
Other	—	—	—	19	—	19
Net cash flows provided by (used in) investing activities	(11)	(25)	36	611	(50)	561
Cash flows from financing activities
Return of capital	—	—	—	(50)	50	—
Dividends paid	(33)	—	—	(116)	116	(33)
Repurchases of common stock	(23)	—	—	—	—	(23)
Share activity under option and incentive plans	(1)	—	—	—	—	(1)
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(1,053)	—	(1,053)
Payment of long-term debt	—	—	—	(22)	—	(22)
Net cash flows provided by (used in) financing activities	(57)	—	—	(1,241)	166	(1,132)
Effect of exchange rate changes	—	—	—	2	—	2
Increase (decrease) in cash	—	59	—	48	—	107
Cash at beginning of period	—	13	—	95	—	108
Cash at end of period	$—	$72	$—	$143	$—	$215

23. Quarterly Financial Information (Unaudited)

A summary of selected quarterly information follows:

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(dollars in millions, except per share data)
Revenues
Net earned premiums	$248	$163	$159	$182	$752
Net investment income	94	93	99	107	393
Net realized investment gains (losses)	28	2	(7)	29	52
Net change in fair value of credit derivatives	(592)	74	354	229	65
Fair value gains (losses) on CCS	(10)	(3)	9	14	10
Fair value gains (losses) on FG VIEs	70	143	40	93	346
Other income (loss)	(14)	(7)	16	(5)	(10)
Expenses
Loss and LAE	(48)	62	55	85	154
Amortization of DAC	3	1	4	4	12
Interest expense	21	21	21	19	82
Other operating expenses	60	52	54	52	218
Income (loss) before provision for income taxes	(212)	329	536	489	1,142
Provision (benefit) for income taxes	(68)	110	152	140	334
Net income (loss)	(144)	219	384	349	808
Earnings (loss) per share(1):
Basic	$(0.74)	$1.17	$2.10	$1.91	$4.32
Diluted	$(0.74)	$1.16	$2.09	$1.90	$4.30
Dividends per share	$0.10	$0.10	$0.10	$0.10	$0.40

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(dollars in millions, except per share data)
Revenues
Net earned premiums	$194	$219	$222	$218	$853
Net investment income	98	101	102	103	404
Net realized investment gains (losses)	1	(3)	2	1	1
Net change in fair value of credit derivatives	(691)	261	(36)	(119)	(585)
Fair value gains (losses) on CCS	(14)	4	(2)	(6)	(18)
Fair value gains (losses) on FG VIEs	(41)	168	34	30	191
Other income (loss)	91	5	16	(4)	108
Expenses
Loss and LAE	242	118	86	58	504
Amortization of DAC	5	5	4	0	14
Interest expense	25	25	21	21	92
Other operating expenses	62	53	48	49	212
Income (loss) before provision for income taxes	(696)	554	179	95	132
Provision (benefit) for income taxes	(213)	177	37	21	22
Net income (loss)	(483)	377	142	74	110
Earnings (loss) per share(1):
Basic	$(2.65)	$2.02	$0.73	$0.38	$0.58
Diluted	$(2.65)	$2.01	$0.73	$0.38	$0.57
Dividends per share	$0.09	$0.09	$0.09	$0.09	$0.36
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
There has been no change in the Company's internal controls over financial reporting during the Company's quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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
Management of the Company has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 1992 Internal Control-Integrated Framework. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2013 based on criteria in the 1992 Internal Control- Integrated Framework issued by the COSO.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their "Report of Independent Registered Public Accounting Firm" included in Item 8. Financial Statements and Supplementary Data.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information pertaining to this item is incorporated by reference to the sections entitled “Proposal No. 1: Election of Directors”, “Corporate Governance—Did our insiders comply with Section 16(a) beneficial ownership reporting in 2013”, “Corporate Governance—How are directors nominated?” and “Corporate Governance—The committees of the Board—The Audit Committee” of the definitive proxy statement for the Annual General Meeting of Shareholders, which involves the election of directors and will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

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
This item is incorporated by reference to the section entitled “Executive Compensation”, “Corporate Governance—Compensation Committee interlocking and insider participation” and “Corporate Governance—How are the directors compensated?” of the definitive proxy statement for the Annual General Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

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
This item is incorporated by reference to the section entitled “Proposal No. 4: Ratification of Appointment of Independent Auditors—Independent Auditor Fee Information” and “Proposal No. 4: Ratification of Appointment of Independent Auditors—Pre-Approval Policy of Audit and Non-Audit Services” of the definitive proxy statement for the Annual General Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

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

10.1	Guaranty by Assured Guaranty Re International Ltd. in favor of Assured Guaranty Re Overseas Ltd. (Incorporated by reference to Exhibit 10.31 to Form S-1 (#333-111491))
10.2	Put Agreement between Assured Guaranty Corp. and Woodbourne Capital Trust [I][II][III][IV] (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2005)
10.3	Custodial Trust Expense Reimbursement Agreement (Incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2005)
10.4
Assured Guaranty Corp. Articles Supplementary Classifying and Designating Series of Preferred Stock as Series A Perpetual Preferred Stock, Series B Perpetual Preferred Stock, Series C Perpetual Preferred Stock, Series D Perpetual Preferred Stock (Incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended March 31, 2005)

10.5
Investment Agreement dated as of February 28, 2008 between Assured Guaranty Ltd. and WLR Recovery Fund IV, L.P. (Incorporated by reference to Exhibit 10.68 to Form 10-K for the year ended December 31, 2007)

10.6
Approval dated September 16, 2008 pursuant to Investment Agreement dated as of February 28, 2008 with WLR Recovery Fund IV, L.P. Pursuant to the Investment Agreement, WLR Recovery Fund IV, L.P. and other funds affiliated with WL Ross & Co. LLC (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 19, 2008)

10.7
Share Purchase Agreement, dated May 31, 2013, among Assured Guaranty Ltd., WLR Recovery Fund IV, L.P., WLR Recovery Funds III, L.P., WLR AGO Co-Invest, L.P., WLR/GS Master Co-Investments, L.P., WLR IV Parallel ESC, L.P and Wilbur L. Ross, Jr. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 3, 2013)

10.8	Purchase Agreement among Dexia Holdings Inc., Dexia Credit Local S.A. and the Company dated as of November 14, 2008 (Incorporated by reference to Exhibit 99.1 to Form 8-K filed on November 17, 2008)
10.9	Amendment to Investment Agreement dated as of November 13, 2008 between the Company and WLR Recovery Fund IV, L.P. (Incorporated by reference to Exhibit 99.2 to Form 8-K filed on November 17, 2008)
10.10
Amended and Restated Revolving Credit Agreement dated as of June 30, 2009 among FSA Asset Management LLC, Dexia Crédit Local S.A. and Dexia Bank Belgium S.A. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 8, 2009)

10.11	First Amendment to Amended and Restated Revolving Credit Agreement dated as of September 20, 2010 among FSA Asset Management LLC, Dexia Crédit Local S.A. and Dexia Bank Belgium S.A.

Exhibit Number	Description of Document
10.12	Second Amendment to Amended and Restated Revolving Credit Agreement dated as of May 16, 2012 among FSA Asset Management LLC, Dexia Crédit Local S.A. and Dexia Bank Belgium S.A.
10.13	Assignment Pursuant to the Amended and Restated Revolving Credit Agreement, as amended, dated as of December 12, 2013 between Belfius Bank SA/NV and Dexia Crédit Local S.A.
10.14
Master Repurchase Agreement (September 1996 Version) dated as of June 30, 2009 between Dexia Crédit Local S.A. and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.2.1 to Form 8-K filed on July 8, 2009)

10.15
Annex I-Committed Term Repurchase Agreement Annex dated as of June 30, 2009 between Dexia Crédit Local S.A. and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.2.2 to Form 8-K filed on July 8, 2009)

10.16
ISDA Master Agreement (Multicurrency-Cross Border) dated as of June 30, 2009 among Dexia SA, Dexia Crédit Local S.A. and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.3.1 to Form 8-K filed on July 8, 2009)

10.17
Schedule to the 1992 Master Agreement, Guaranteed Put Contract, dated as of June 30, 2009 among Dexia Crédit Local S.A., Dexia SA and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.3.2 to Form 8-K filed on July 8, 2009)

10.18
Put Option Confirmation, Guaranteed Put Contract, dated June 30, 2009 to FSA Asset Management LLC from Dexia SA and Dexia Crédit Local S.A. (Incorporated by reference to Exhibit 10.3.3 to Form 8-K filed on July 8, 2009)

10.19
ISDA Credit Support Annex (New York Law) to the Schedule to the ISDA Master Agreement, Guaranteed Put Contract, dated as of June 30, 2009 between Dexia Crédit Local S.A. and Dexia SA and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.3.4 to Form 8-K filed on July 8, 2009)

10.20
ISDA Master Agreement (Multicurrency-Cross Border) dated as of June 30, 2009 among Dexia SA, Dexia Crédit Local S.A. and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.4.1 to Form 8-K filed on July 8, 2009)

10.21
Schedule to the 1992 Master Agreement, Non-Guaranteed Put Contract, dated as of June 30, 2009 among Dexia Crédit Local S.A., Dexia SA and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.4.2 to Form 8-K filed on July 8, 2009)

10.22
Put Option Confirmation, Non-Guaranteed Put Contract, dated June 30, 2009 to FSA Asset Management LLC from Dexia SA and Dexia Crédit Local S.A. (Incorporated by reference to Exhibit 10.4.3 to Form 8-K filed on July 8, 2009)

10.23
ISDA Credit Support Annex (New York Law) to the Schedule to the ISDA Master Agreement, Non-Guaranteed Put Contract, dated as of June 30, 2009 between Dexia Crédit Local S.A. and Dexia SA and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.4.4 to Form 8-K filed on July 8, 2009)

10.24
First Demand Guarantee Relating to the “Financial Products” Portfolio of FSA Asset Management LLC issued by the Belgian State and the French State and executed as of June 30, 2009 (Incorporated by reference to Exhibit 10.5 to Form 8-K filed on July 8, 2009)

10.25
Guaranty, dated as of June 30, 2009, made jointly and severally by Dexia SA and Dexia Crédit Local S.A., in favor of Financial Security Assurance Inc. (Incorporated by reference to Exhibit 10.6 to Form 8-K filed on July 8, 2009)

10.26
Indemnification Agreement (GIC Business) dated as of June 30, 2009 by and among Financial Security Assurance Inc., Dexia Crédit Local S.A. and Dexia SA (Incorporated by reference to Exhibit 10.7 to Form 8-K filed on July 8, 2009)

10.27
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

10.28
Separation Agreement, dated as of July 1, 2009, among Dexia Crédit Local S.A., Financial Security Assurance Inc., Financial Security Assurance International, Ltd., FSA Global Funding Limited and Premier International Funding Co. (Incorporated by reference to Exhibit 10.9 to Form 8-K filed on July 8, 2009)

10.29
Funding Guaranty, dated as of July 1, 2009, made by Dexia Crédit Local S.A. in favor of Financial Security Assurance Inc. and Financial Security Assurance International, Ltd. (Incorporated by reference to Exhibit 10.10 to Form 8-K filed on July 8, 2009)

Exhibit Number	Description of Document
10.30
Reimbursement Guaranty, dated as of July 1, 2009, made by Dexia Crédit Local S.A. in favor of Financial Security Assurance Inc. and Financial Security Assurance International, Ltd. (Incorporated by reference to Exhibit 10.11 to Form 8-K filed on July 8, 2009)

10.31	Amended and Restated Strip Coverage Liquidity and Security Agreement, dated as of July 1, 2009, between Assured Guaranty Municipal Corp. and Dexia Crédit Local S.A.
10.32
Indemnification Agreement (FSA Global Business), dated as of July 1, 2009, by and between Financial Security Assurance Inc., Assured Guaranty Ltd. and Dexia Crédit Local S.A. (Incorporated by reference to Exhibit 10.13 to Form 8-K filed on July 8, 2009)

10.33
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

10.34
Put Confirmation Annex Amendment Agreement dated as of July 1, 2009 among Dexia SA and Dexia Crédit Local S.A. and FSA Asset Management LLC and Financial Security Assurance Inc. (Incorporated by reference to Exhibit 10.15 to Form 8-K filed on July 8, 2009)

10.35
Master Repurchase Agreement between FSA Capital Management Services LLC and FSA Capital Markets Services LLC (Incorporated by reference to Exhibit 10.20 to Form 10-Q for the quarter ended June 30, 2009)

10.36	Confirmation to Master Repurchase Agreement (Incorporated by reference to Exhibit 10.21 to Form 10-Q for the quarter ended June 30, 2009)
10.37	Master Repurchase Agreement Annex I (Incorporated by reference to Exhibit 10.22 to Form 10-Q for the quarter ended June 30, 2009)
10.38
Pledge and Intercreditor Agreement, among Dexia Crédit Local, Dexia Bank Belgium S.A., Financial Security Assurance Inc. and FSA Asset Management LLC, dated November 13, 2008 (Incorporated by reference to Exhibit 10.3 to Financial Security Assurance Holdings Ltd.'s Form 10-Q for the quarter ended September 30, 2008)

10.39
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

10.40
Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust I (Incorporated by reference to Exhibit 99.5 to Financial Security Assurance Holdings Ltd.'s Form 10-Q for the quarter ended June 30, 2003)

10.41
Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust II (Incorporated by reference to Exhibit 99.6 to Financial Security Assurance Holdings Ltd.'s Form 10-Q for the quarter ended June 30, 2003)

10.42
Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust III (Incorporated by reference to Exhibit 99.7 to Financial Security Assurance Holdings Ltd.'s Form 10-Q for the quarter ended June 30, 2003)

10.43
Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust IV (Incorporated by reference to Exhibit 99.8 to Financial Security Assurance Holdings Ltd.'s Form 10-Q for the quarter ended June 30, 2003)

10.44
Contribution Agreement, dated as of November 22, 2006, between Dexia S.A. and Financial Security Assurance Holdings Ltd. (Incorporated by reference to Exhibit 10.4 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on November 28, 2006)

10.45
Replacement Capital Covenant, dated as of November 22, 2006, by Financial Security Assurance Holdings Ltd. (Incorporated by reference to Exhibit 10.5 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on November 28, 2006)

10.46	Agreement and Amendment between Dexia Holdings Inc., Dexia Credit Local S.A. and the Company dated as of June 9, 2009 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 12, 2009)
10.47	Second Amendment to Investment Agreement dated as June 10, 2009 between the Company and WLR Recovery Fund IV, L.P. (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 12, 2009)

Exhibit Number	Description of Document
10.48	Summary of Annual Compensation*
10.49	Director Compensation Summary (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2013)*
10.50
Assured Guaranty Ltd. 2004 Long-Term Incentive Plan, as amended and restated as of May 7, 2009 and as amended by the First Amendment (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2012)*

10.51
Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used with employment agreement (Incorporated by reference to Exhibit 10.34 to Form 10-K for the year ended December 31, 2005)*

10.52	Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.35 to Form 10-K for the year ended December 31, 2005)*
10.53
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
10.55
Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used with employment agreement (Incorporated by reference to Exhibit 10.71 to Form 10-K for the year ended December 31, 2008)*

10.56
Non-Qualified Stock Option Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.19 to Form 10-Q for the quarter ended June 30, 2009)*

10.57
2010 Form of Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used with employment agreement (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2010)*

10.58
2010 Form of Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan for use without employment agreement (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2010)*

10.59
2012 Form of Executive Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2012)*

10.60
2013 Form of Executive Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2013)*

10.61
Restricted Stock Unit Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.37 to Form 10-K for the year ended December 31, 2005)*

10.62
Restricted Stock Unit Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2007)*

10.63
Restricted Stock Unit Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2008)*

10.64	Form of amendment to Restricted Stock Unit Awards for Outside Directors (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2008)*
10.65	Restricted Stock Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2008)*
10.66
2010 Form of Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used with employment agreement (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2010)*

10.67
2010 Form of Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used without employment agreement (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2010)*

10.68
Form of Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used with employment agreement (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2011)*

10.69
Form of Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used without employment agreement (Incorporated by reference to Exhibit 10.7 to the Form 10-Q for the quarter ended March 31, 2011)*

Exhibit Number	Description of Document
10.70
2012 Form of Executive Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended March 31, 2012)*

10.71
2013 Form of Executive Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2013)*

10.72
2012 Form of Executive Performance-Based Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended March 31, 2012)*

10.73
2013 Form of Executive Performance-Based Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2013)*

10.74	First Amendment to the Restricted Stock Unit Agreement for Outside Directors (Incorporated by reference to Exhibit 10.106 to Form 10-K for the year ended December 31, 2012)*
10.75	Assured Guaranty Ltd. Employee Stock Purchase Plan, as amended through the second amendment (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2013)*
10.76
Assured Guaranty Ltd. Performance Retention Plan (As Amended and Restated as of February 14, 2008 for Awards Granted during 2007) (Incorporated by reference to Exhibit 10.50 to Form 10-K for the year ended December 31, 2007)*

10.77	Assured Guaranty Ltd. Performance Retention Plan (As Amended and Restated as of February 14, 2008) (Incorporated by reference to Exhibit 10.58 to Form 10-K for the year ended December 31, 2007)*
10.78
Terms of Performance Retention Award, Four Year Installment Vesting Granted on February 25, 2010 for participants subject to $1 million limit (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2010)*

10.79
Terms of Performance Retention Award, Four Year Installment Vesting Granted on February 9, 2011 for participants subject to $1 million limit (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2011)*

10.80
Terms of Performance Retention Award Four Year Installment Vesting Granted on February 9, 2012 for participants Subject to $1 million Limit (Incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2012)*

10.81
Terms of Performance Retention Award Four Year Installment Vesting Granted on February 7, 2013 for Participants Subject to $1 million Limit (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2013)*

10.82	Assured Guaranty Ltd. Executive Severance Plan (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2012)*
10.83	Form of Acknowledgement Letter for Participants in Assured Guaranty Ltd. Executive Severance Plan (Incorporated by reference to Exhibit 10.11 to Form 10-Q for the quarter ended March 31, 2012)*
10.84	Assured Guaranty Ltd. Perquisite Policy (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2012)*
10.85	Form of Indemnification Agreement between the Company and its executive officers and directors (Incorporated by reference to Exhibit 10.42 to Form 10-K for the year ended December 31, 2005)*
10.86	Assured Guaranty Ltd. Executive Officer Recoupment Policy (Incorporated by reference to Exhibit 10.69 to Form 10-K for the year ended December 31, 2008)*
10.87	Form of Acknowledgement of Assured Guaranty Ltd. Executive Officer Recoupment Policy (Incorporated by reference to Exhibit 10.70 to Form 10-K for the year ended December 31, 2008)*
10.88
Assured Guaranty Ltd. Supplemental Employee Retirement Plan, as amended and restated effective January 1, 2009 and as amended by the First, Second, Third, Fourth and Fifth Amendments (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2012)*

10.89	Assured Guaranty Corp. Supplemental Executive Retirement Plan as amended through the Third Amendment thereto (Incorporated by reference to Exhibit 4.5 to Form S-8 (#333-178625))*
10.90
Financial Security Assurance Holdings Ltd. 1989 Supplemental Executive Retirement Plan (amended and restated as of December 17, 2004) (Incorporated by reference to Exhibit 10.4 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on December 17, 2004)*

Exhibit Number	Description of Document
10.91	Amendment to the Financial Security Assurance Holdings Ltd. 1989 Supplemental Employee Retirement Plan (Incorporated by reference to Exhibit 10.29 to Form 10-Q for the quarter ended June 30, 2009)*
10.92
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
101.1
The following financial information from Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language) interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2013 and 2012; (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2013, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Assured Guaranty Ltd.

By:	/s/ Dominic J. Frederico Name: Dominic J. Frederico Title: President and Chief Executive Officer
Date: February 28, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Robin Monro‑Davies Robin Monro‑Davies	Chairman of the Board; Director	February 28, 2014

/s/ Dominic J. Frederico Dominic J. Frederico	President and Chief Executive Officer; Director	February 28, 2014

/s/ Robert A. Bailenson Robert A. Bailenson	Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)	February 28, 2014

/s/ Neil Baron Neil Baron	Director	February 28, 2014

/s/ Francisco L. Borges Francisco L. Borges	Director	February 28, 2014

/s/ G. Lawrence Buhl G. Lawrence Buhl	Director	February 28, 2014

/s/ Stephen A. Cozen Stephen A. Cozen	Director	February 28, 2014

/s/ Bonnie L. Howard Bonnie L. Howard	Director	February 28, 2014

/s/ Patrick W. Kenny Patrick W. Kenny	Director	February 28, 2014

/s/ Simon W. Leathes Simon W. Leathes	Director	February 28, 2014

/s/ Michael T. O'Kane Michael T. O'Kane	Director	February 28, 2014

/s/ Wilbur L. Ross, Jr. Wilbur L. Ross, Jr.	Director	February 28, 2014