Form 10-Q
period 2014-05-09
ASSURED GUARANTY LTD
filed 2014-05-09
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
The number of registrant’s Common Shares ($0.01 par value) outstanding as of May 7, 2014 was 179,629,028 (includes 47,747 unvested restricted shares).

ASSURED GUARANTY LTD.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Assured Guaranty Ltd.

Consolidated Balance Sheets (unaudited)

(dollars in millions except per share and share amounts)

	As of March 31, 2014	As of December 31, 2013
Assets
Investment portfolio:
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $9,729 and $9,488)	$10,094	$9,711
Short-term investments, at fair value	720	904
Other invested assets	134	170
Total investment portfolio	10,948	10,785
Cash	219	184
Premiums receivable, net of commissions payable	863	876
Ceded unearned premium reserve	454	452
Deferred acquisition costs	122	124
Reinsurance recoverable on unpaid losses	37	36
Salvage and subrogation recoverable	241	174
Credit derivative assets	78	94
Deferred tax asset, net	637	688
Financial guaranty variable interest entities’ assets, at fair value	1,257	2,565
Other assets	250	309
Total assets	$15,106	$16,287
Liabilities and shareholders’ equity
Unearned premium reserve	$4,504	$4,595
Loss and loss adjustment expense reserve	636	592
Reinsurance balances payable, net	165	148
Long-term debt	812	816
Credit derivative liabilities	2,001	1,787
Current income tax payable	26	44
Financial guaranty variable interest entities’ liabilities with recourse, at fair value	1,346	1,790
Financial guaranty variable interest entities’ liabilities without recourse, at fair value	101	1,081
Other liabilities	306	319
Total liabilities	9,897	11,172
Commitments and contingencies (See Note 14)
Common stock ($0.01 par value, 500,000,000 shares authorized; 181,158,708 and 182,177,866 shares issued and outstanding)	2	2
Additional paid-in capital	2,434	2,466
Retained earnings	2,504	2,482
Accumulated other comprehensive income, net of tax of $117 and $71	264	160
Deferred equity compensation (320,193 and 320,193 shares)	5	5
Total shareholders’ equity	5,209	5,115
Total liabilities and shareholders’ equity	$15,106	$16,287

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Operations (unaudited)

(dollars in millions except per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenues
Net earned premiums	$132	$248
Net investment income	103	94
Net realized investment gains (losses):
Other-than-temporary impairment losses	(3)	(1)
Less: portion of other-than-temporary impairment loss recognized in other comprehensive income	2	4
Net impairment loss	(5)	(5)
Other net realized investment gains (losses)	7	33
Net realized investment gains (losses)	2	28
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	19	18
Net unrealized gains (losses)	(230)	(610)
Net change in fair value of credit derivatives	(211)	(592)
Fair value gains (losses) on committed capital securities	(9)	(10)
Fair value gains (losses) on financial guaranty variable interest entities	157	70
Other income (loss)	21	(14)
Total revenues	195	(176)
Expenses
Loss and loss adjustment expenses	41	(48)
Amortization of deferred acquisition costs	5	3
Interest expense	20	21
Other operating expenses	60	60
Total expenses	126	36
Income (loss) before income taxes	69	(212)
Provision (benefit) for income taxes
Current	21	55
Deferred	6	(123)
Total provision (benefit) for income taxes	27	(68)
Net income (loss)	$42	$(144)

Earnings per share:
Basic	$0.23	$(0.74)
Diluted	$0.23	$(0.74)
Dividends per share	$0.11	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Comprehensive Income (unaudited)

(in millions)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$42	$(144)
Unrealized holding gains (losses) arising during the period on:
Investments with no other-than-temporary impairment, net of tax provision (benefit) of $41 and $(19)	94	(50)
Investments with other-than-temporary impairment, net of tax provision (benefit) of $3 and $(8)	8	(16)
Unrealized holding gains (losses) arising during the period, net of tax	102	(66)
Less: reclassification adjustment for gains (losses) included in net income (loss), net of tax provision (benefit) of $(1) and $(2)	(2)	(3)
Change in net unrealized gains on investments	104	(63)
Other, net of tax provision	0	(5)
Other comprehensive income (loss)	$104	$(68)
Comprehensive income (loss)	$146	$(212)

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statement of Shareholders’ Equity (unaudited)

For the Three Months Ended March 31, 2014

(dollars in millions, except share data)

	Common Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity
Balance at December 31, 2013	182,177,866	$2	$2,466	$2,482	$160	$5	$5,115
Net income	—	—	—	42	—	—	42
Dividends ($0.11 per share)	—	—	—	(20)	—	—	(20)
Common stock repurchases	(1,350,443)	0	(35)	—	—	—	(35)
Share-based compensation and other	331,285	0	3	—	—	—	3
Other comprehensive income	—	—	—	—	104	—	104
Balance at March 31, 2014	181,158,708	$2	$2,434	$2,504	$264	$5	$5,209

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Cash Flows (unaudited)

(in millions)

	Three Months Ended March 31,
	2014	2013
Net cash flows provided by (used in) operating activities	$101	$(14)
Investing activities
Fixed-maturity securities:
Purchases	(517)	(510)
Sales	155	183
Maturities	148	283
Net sales (purchases) of short-term investments	184	88
Proceeds from paydowns on financial guaranty variable interest entities’ assets	286	138
Other	19	55
Net cash flows provided by (used in) investing activities	275	237
Financing activities
Dividends paid	(20)	(19)
Repurchases of common stock	(35)	(39)
Share activity under option and incentive plans	0	(2)
Paydowns of financial guaranty variable interest entities’ liabilities	(281)	(167)
Repayment of long-term debt	(6)	(6)
Net cash flows provided by (used in) financing activities	(342)	(233)
Effect of exchange rate changes	1	(3)
Increase (decrease) in cash	35	(13)
Cash at beginning of period	184	138
Cash at end of period	$219	$125
Supplemental cash flow information
Cash paid (received) during the period for:
Income taxes	$37	$32
Interest	$8	$9
The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

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

In the past, the Company had sold credit protection by issuing policies that guaranteed payment obligations under credit derivatives, primarily credit default swaps ("CDS"). Financial guaranty contracts accounted for as credit derivatives are generally structured such that the circumstances giving rise to the Company’s obligation to make loss payments are similar to those for financial guaranty insurance contracts. The Company’s credit derivative transactions are governed by International Swaps and Derivative Association, Inc. (“ISDA”) documentation. The Company has not entered into any new CDS in order to sell credit protection since the beginning of 2009, when regulatory guidelines were issued that limited the terms under which such protection could be sold. The capital and margin requirements applicable under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) also contributed to the Company not entering into such new CDS since 2009. The Company actively pursues opportunities to terminate existing CDS, which have the effect of reducing future fair value volatility in income and/or reducing rating agency capital charges.

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and, in the opinion of management, reflect all adjustments that are of a normal recurring nature, necessary for a fair statement of the financial condition, results of operations and cash flows of the Company and its consolidated financial guaranty variable interest entities (“FG VIEs”) for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited interim consolidated financial statements are as of March 31, 2014 and cover the three-month period ended March 31, 2014 ("First Quarter 2014") and the three-month period ended March 31, 2013 ("First Quarter 2013"). Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. The year-end balance sheet data was derived from audited financial statements.

The unaudited interim consolidated financial statements include the accounts of AGL, its direct and indirect subsidiaries (collectively, the “Subsidiaries”) and its consolidated FG VIEs. Intercompany accounts and transactions between and among all consolidated entities have been eliminated. Certain prior year balances have been reclassified to conform to the current year’s presentation.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in AGL’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company's principal insurance company subsidiaries are:

•	Assured Guaranty Municipal Corp. ("AGM"), domiciled in New York;

•	Municipal Assurance Corp. ("MAC"), domiciled in New York;

•	Assured Guaranty Corp. ("AGC"), domiciled in Maryland;

•	Assured Guaranty (Europe) Ltd. ("AGE"), organized in the United Kingdom; and

•	Assured Guaranty Re Ltd. (“AG Re”), domiciled in Bermuda.

The Company’s organizational structure includes various holding companies, two of which — Assured Guaranty US Holdings Inc. (“AGUS”) and Assured Guaranty Municipal Holdings Inc. (“AGMH”) — have public debt outstanding. See Note 15, Long Term Debt and Credit Facilities.

2.	Rating Actions and Quarterly Developments

 Rating Actions

     On March 18, 2014, Standard & Poor's Ratings Services ("S&P") upgraded the financial strength ratings of all of AGL's insurance subsidiaries to AA (stable outlook) from AA- (stable outlook). The most recent rating action of Moody's Investors Service, Inc. ("Moody's") was on February 10, 2014, when it affirmed the financial strength ratings of AGM, AGC and AG Re, and affirmed the outlooks on AGM's and AGC's ratings at stable but changed the outlook on AG Re's rating to negative. Kroll Bond Rating Agency's most recent action was to assign a financial strength rating of AA+ (stable outlook) to MAC on July 22, 2013. In the last several years, S&P and Moody's have changed, multiple times, their financial strength ratings of the Company's insurance subsidiaries, or changed the outlook on such ratings. There can be no assurance that the rating agencies will not take negative action on the Company’s financial strength ratings in the future.

When a rating agency assigns a public rating to a financial obligation guaranteed by one of AGL’s insurance company subsidiaries, it generally awards that obligation the same rating it has assigned to the financial strength of the AGL subsidiary that provides the guaranty. Investors in products insured by AGL’s insurance company subsidiaries frequently rely on ratings published by nationally recognized statistical rating organizations (“NRSROs”) because such ratings influence the trading value of securities and form the basis for many institutions’ investment guidelines as well as individuals’ bond purchase decisions. Therefore, the Company manages its business with the goal of achieving high financial strength ratings. However, the methodologies and models used by NRSROs differ, presenting conflicting goals that may make it inefficient or impractical to reach the highest rating level. The methodologies and models are not fully transparent, contain subjective elements and data (such as assumptions about future market demand for the Company’s products) and change frequently. Ratings are subject to continuous review and revision or withdrawal at any time. If the financial strength ratings of one (or more) of the Company’s insurance subsidiaries were reduced below current levels, the Company expects it could have adverse effects on the impacted subsidiary's future business opportunities as well as the premiums the impacted subsidiary could charge for its insurance policies. For a discussion of other effects of rating actions on the Company, see the following:

•	Note 5, Expected Loss to be Paid

•	Note 8, Financial Guaranty Contracts Accounted for as Credit Derivatives

•	Note 13, Reinsurance and Other Monoline Exposures

•	Note 15, Long Term Debt and Credit Facilities (regarding the impact on the Company's insured leveraged lease transactions)

Quarterly Developments

•	Repurchase of Common Shares: The Company repurchased approximately 1.4 million common shares in First Quarter 2014. See Note 17, Shareholders' Equity, for more information.

•	Reinsurance: The Company entered into commutation agreements to reassume previously ceded business. See Note 13, Reinsurance and Other Monoline Exposures.

3.	Outstanding Exposure

The Company’s financial guaranty contracts are written in either insurance or credit derivative form, but collectively are considered financial guaranty contracts. The Company seeks to limit its exposure to losses by underwriting obligations that are investment grade at inception, diversifying its insured portfolio and maintaining rigorous subordination or collateralization requirements on structured finance obligations. The Company also has utilized reinsurance by ceding business to third-party reinsurers. The Company provides financial guaranties with respect to debt obligations of special purpose entities, including variable interest entities ("VIEs"). Some of these VIEs are consolidated as described in Note 9, Consolidated Variable Interest Entities. The outstanding par and Debt Service amounts presented below include outstanding exposures on VIEs whether or not they are consolidated.

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

Surveillance Categories

The Company segregates its insured portfolio into investment grade and below-investment-grade ("BIG") surveillance categories to facilitate the appropriate allocation of resources to monitoring and loss mitigation efforts and to aid in establishing the appropriate cycle for periodic review for each exposure. BIG exposures include all exposures with internal credit ratings below BBB-. The Company’s internal credit ratings are based on internal assessments of the likelihood of default and loss severity in the event of default. Internal credit ratings are expressed on a ratings scale similar to that used by the rating agencies and are generally reflective of an approach similar to that employed by the rating agencies, except that the Company's internal credit ratings focus on future performance rather than lifetime performance.

The Company monitors its investment grade credits to determine whether any new credits need to be internally downgraded to BIG. The Company refreshes its internal credit ratings on individual credits in quarterly, semi-annual or annual cycles based on the Company’s view of the credit’s quality, loss potential, volatility and sector. Ratings on credits in sectors identified as under the most stress or with the most potential volatility are reviewed every quarter. The Company’s credit ratings on assumed credits are based on the Company’s reviews of low-rated credits or credits in volatile sectors, unless such information is not available, in which case, the ceding company’s credit rating of the transactions are used. The Company models the performance of many of its structured finance transactions as part of its periodic internal credit rating review of them. The Company models most assumed residential mortgage-backed security ("RMBS") credits with par above $1 million, as well as certain RMBS credits below that amount.

Credits identified as BIG are subjected to further review to determine the probability of a loss. See Note 5, Expected Loss to be Paid, for additional information. Surveillance personnel then assign each BIG transaction to the appropriate BIG surveillance category based upon whether a future loss is expected and whether a claim has been paid. For surveillance purposes, the Company calculates present value using a constant discount rate of 5%. (A risk-free rate is used for calculating the expected loss for financial statement purposes.)

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

Components of Outstanding Exposure

Unless otherwise noted, ratings disclosed herein on the Company's insured portfolio reflect its internal ratings. The Company classifies those portions of risks benefiting from reimbursement obligations collateralized by eligible assets held in trust in acceptable reimbursement structures as the higher of 'AA' or their current internal rating.

Debt Service Outstanding

	Gross Debt Service Outstanding		Net Debt Service Outstanding
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	(in millions)
Public finance	$639,981	$650,924	$601,433	$610,011
Structured finance	81,195	86,456	75,535	80,524
Total financial guaranty	$721,176	$737,380	$676,968	$690,535

In addition to the amounts shown in the table above, the Company’s net mortgage guaranty insurance debt service was approximately $153 million as of March 31, 2014. The net mortgage guaranty insurance in force constitutes assumed excess of loss business written between 2004 and 2006 and comprises $145 million covering loans originated in Ireland and $8 million covering loans originated in the U.K.

Financial Guaranty Portfolio by Internal Rating
As of March 31, 2014

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$4,658	1.3%	$1,020	2.9%	$29,868	53.9%	$8,856	68.2%	$44,402	9.9%
AA	104,577	30.2	427	1.2	9,396	17.0	570	4.4	114,970	25.6
A	187,433	54.1	9,595	27.6	2,340	4.2	661	5.1	200,029	44.4
BBB	40,783	11.8	22,173	63.7	3,496	6.3	1,829	14.1	68,281	15.2
BIG	8,977	2.6	1,611	4.6	10,293	18.6	1,062	8.2	21,943	4.9
Total net par outstanding (excluding loss mitigation bonds)	$346,428	100.0%	$34,826	100.0%	$55,393	100.0%	$12,978	100.0%	$449,625	100.0%
Loss Mitigation Bonds	32		—		1,204		—		1,236
Net Par Outstanding (including loss mitigation bonds)	$346,460		$34,826		$56,597		$12,978		$450,861

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2013

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$4,998	1.4%	$1,016	3.0%	$32,317	54.9%	$9,684	69.1%	$48,015	10.5%
AA	107,503	30.5	422	1.2	9,431	16.0	577	4.1	117,933	25.7
A	192,841	54.8	9,453	27.9	2,580	4.4	742	5.3	205,616	44.8
BBB	37,745	10.7	21,499	63.2	3,815	6.4	1,946	13.9	65,005	14.1
BIG	9,094	2.6	1,608	4.7	10,764	18.3	1,072	7.6	22,538	4.9
Total net par outstanding (excluding loss mitigation bonds)	$352,181	100.0%	$33,998	100.0%	$58,907	100.0%	$14,021	100.0%	$459,107	100.0%
Loss Mitigation Bonds	32		—		1,163		—		1,195
Net Par Outstanding (including loss mitigation bonds)	$352,213		$33,998		$60,070		$14,021		$460,302

In accordance with the terms of certain credit derivative contracts, the referenced obligations in such contracts have been delivered to the Company and therefore are included in the investment portfolio. Such amounts are still included in the financial guaranty insured portfolio, and totaled $165 million and $195 million in gross par outstanding as of March 31, 2014 and December 31, 2013, respectively.

In addition to amounts shown in the tables above, the Company had outstanding commitments to provide guaranties of $577 million for structured finance and $330 million for public finance obligations at March 31, 2014. The structured finance commitments include the unfunded component of pooled corporate and other transactions. Public finance commitments typically relate to primary and secondary public finance debt issuances. The expiration dates for the public finance commitments range between April 15, 2014 and February 25, 2017, with $206 million expiring prior to December 31, 2014. The commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Components of BIG Portfolio
Components of BIG Net Par Outstanding
(Insurance and Credit Derivative Form)
As of March 31, 2014

	BIG Net Par Outstanding				Net Par	BIG Net Par as a % of Total Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding	Outstanding
			(in millions)
First lien U.S. RMBS:
Prime first lien	$77	$289	$29	$395	$528	0.1%
Alt-A first lien	703	787	1,223	2,713	3,478	0.6
Option ARM	66	59	440	565	877	0.1
Subprime	227	860	769	1,856	5,921	0.4
Second lien U.S. RMBS:
Closed-end second lien	8	19	116	143	239	0.0
Home equity lines of credit (“HELOCs”)	1,480	19	235	1,734	1,982	0.4
Total U.S. RMBS	2,561	2,033	2,812	7,406	13,025	1.6
Trust preferred securities (“TruPS”)	1,235	343	—	1,578	4,826	0.4
Other structured finance	1,348	304	719	2,371	50,520	0.5
U.S. public finance	8,117	419	441	8,977	346,428	2.0
Non-U.S. public finance	989	622	—	1,611	34,826	0.4
Total	$14,250	$3,721	$3,972	$21,943	$449,625	4.9%

Components of BIG Net Par Outstanding
(Insurance and Credit Derivative Form)
As of December 31, 2013

	BIG Net Par Outstanding				Net Par	BIG Net Par as a % of Total Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding	Outstanding
			(in millions)
First lien U.S. RMBS:
Prime first lien	$52	$321	$30	$403	$541	0.1%
Alt-A first lien	656	1,137	935	2,728	3,590	0.6
Option ARM	71	60	467	598	937	0.1
Subprime	297	908	740	1,945	6,130	0.4
Second lien U.S. RMBS:
Closed-end second lien	8	20	118	146	244	0.0
HELOCs	1,499	20	378	1,897	2,279	0.4
Total U.S. RMBS	2,583	2,466	2,668	7,717	13,721	1.6
TruPS	1,587	135	—	1,722	4,970	0.4
Other structured finance	1,367	309	721	2,397	54,237	0.5
U.S. public finance	8,205	440	449	9,094	352,181	2.0
Non-U.S. public finance	1,009	599	—	1,608	33,998	0.4
Total	$14,751	$3,949	$3,838	$22,538	$459,107	4.9%

BIG Net Par Outstanding
and Number of Risks
As of March 31, 2014

	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$12,242	$2,008	$14,250	193	24	217
Category 2	2,253	1,468	3,721	80	21	101
Category 3	2,872	1,100	3,972	109	27	136
Total BIG	$17,367	$4,576	$21,943	382	72	454

 BIG Net Par Outstanding
and Number of Risks
As of December 31, 2013

	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$12,391	$2,360	$14,751	185	25	210
Category 2	2,323	1,626	3,949	80	21	101
Category 3	3,031	807	3,838	119	27	146
Total BIG	$17,745	$4,793	$22,538	384	73	457
_____________________
(1)    Includes net par outstanding for FG VIEs.

(2)	A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making Debt Service payments.

Direct Economic Exposure to the Selected European Countries

Several European countries continue to experience significant economic, fiscal and/or political strains such that the likelihood of default on obligations with a nexus to those countries may be higher than the Company anticipated when such factors did not exist. The European countries where the Company believes heightened uncertainties exist are: Hungary, Ireland, Italy, Portugal and Spain (collectively, the “Selected European Countries”). The Company is closely monitoring its exposures in the Selected European Countries where it believes heightened uncertainties exist. The Company’s economic exposure to the Selected European Countries (based on par for financial guaranty contracts and notional amount for financial guaranty contracts accounted for as derivatives) is shown in the following table, net of ceded reinsurance.

Net Direct Economic Exposure to Selected European Countries(1)
As of March 31, 2014

	Hungary (2)	Ireland	Italy	Portugal (2)	Spain (2)	Total

Sovereign and sub-sovereign exposure:
Non-infrastructure public finance (3)	$—	$—	$1,026	$98	$274	$1,398
Infrastructure finance	370	—	18	12	156	556
Sub-total	370	—	1,044	110	430	1,954
Non-sovereign exposure:
Regulated utilities	—	—	235	—	—	235
RMBS	217	145	312	—	—	674
Sub-total	217	145	547	—	—	909
Total	$587	$145	$1,591	$110	$430	$2,863
Total BIG	$587	$—	$—	$110	$429	$1,126
____________________

(1)
While the Company’s exposures are shown in U.S. dollars, the obligations the Company insures are in various currencies, including U.S. dollars and Euros. Included in the table above is $145 million of reinsurance assumed on a 2004 - 2006 pool of Irish residential mortgages that is part of the Company’s remaining legacy mortgage reinsurance business. One of the residential mortgage-backed securities included in the table above includes residential mortgages in both Italy and Germany, and only the portion of the transaction equal to the portion of the original mortgage pool in Italian mortgages is shown in the table.

(2)	See Note 5, Expected Loss to be Paid.

(3)
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

The Company has excluded from the exposure tables above its indirect economic exposure to the Selected European Countries through policies it provides on (a) pooled corporate and (b) commercial receivables transactions. The Company considers economic exposure to a selected European Country to be indirect when the exposure relates to only a small portion of an insured transaction that otherwise is not related to a Selected European Country. The Company has reviewed transactions through which it believes it may have indirect exposure to the Selected European Countries that is material to the transaction and calculated total net indirect exposure to Selected European Counties in non-sovereign pooled corporate and non-sovereign commercial receivables to be $710 million and $89 million, respectively, based on the proportion of the insured par equal to the proportion of obligors identified as being domiciled in a Selected European Country.

Exposure to Puerto Rico

The Company insures general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $5.3 billion net par. The Company rates $5.1 billion net par of that amount BIG. The following table shows estimated amortization of the general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations insured and rated BIG by the Company. The Company guarantees payments of interest and principal when those amounts are scheduled to be paid and cannot be required to pay on an accelerated basis. The column labeled “Estimated BIG Net Debt Service Amortization” shows the total amount of principal and interest due in the period indicated and represents the maximum net amount the Company would be required to pay on BIG Puerto Rico exposures in a given period, assuming the obligors paid nothing on all of those obligations in that period.

Amortization Schedule of BIG Net Par Outstanding
and BIG Net Debt Service Outstanding of Puerto Rico
As of March 31, 2014

	Estimated BIG Net Par Amortization	Estimated BIG Net Debt Service Amortization
	(in millions)
2014 (April 1 - June 30)	$—	$64
2014 (July 1 - September 30)	254	315
2014 (October 1 - December 31)	—	61
2015	364	601
2016	289	509
2017	208	415
2018	159	358
2019-2023	884	1,718
2024-2028	937	1,566
2029-2033	697	1,125
After 2033	1,281	1,574
Total	$5,073	$8,306

Recent announcements and actions by the Governor and his administration indicate officials of the Commonwealth are focused on measures to help Puerto Rico operate within its financial resources and maintain its access to the capital markets. All Puerto Rico credits insured by the Company are current on their debt service payments. Neither Puerto Rico nor its related authorities and public corporations are eligible debtors under Chapter 9 of the U.S. Bankruptcy Code. However, Puerto Rico faces high debt levels, a declining population and an economy that has been in recession since 2006. Puerto Rico has been operating with a structural budget deficit in recent years, and its two largest pension funds are significantly underfunded.

4.	Financial Guaranty Insurance Premiums

The portfolio of outstanding exposures discussed in Note 3, Outstanding Exposure, includes financial guaranty contracts that meet the definition of insurance contracts as well as those that meet the definition of a derivative under GAAP. Amounts presented in this note relate only to financial guaranty insurance contracts. See Note 8, Financial Guaranty Contracts Accounted for as Credit Derivatives for amounts that relate to CDS.

Net Earned Premiums

	First Quarter
	2014	2013
	(in millions)
Scheduled net earned premiums	$107	$128
Acceleration of net earned premiums	19	113
Accretion of discount on net premiums receivable	6	7
Net earned premiums(1)	$132	$248
 ___________________

(1)	Excludes $17 million and $18 million for First Quarter 2014 and 2013, respectively, related to consolidated FG VIEs.

Components of Unearned Premium Reserve

	As of March 31, 2014			As of December 31, 2013
	Gross	Ceded	Net(1)	Gross	Ceded	Net(1)
	(in millions)
Deferred premium revenue:
Financial guaranty insurance	$4,567	$472	$4,095	$4,647	$470	$4,177
Other	5	—	5	5	—	5
Deferred premium revenue	$4,572	$472	$4,100	$4,652	$470	$4,182
Contra-paid	(68)	(18)	(50)	(57)	(18)	(39)
Unearned premium reserve	$4,504	$454	$4,050	$4,595	$452	$4,143
 ____________________

(1)	Excludes $137 million and $187 million of deferred premium revenue, and $49 million and $55 million of contra-paid related to FG VIEs as of March 31, 2014 and December 31, 2013, respectively.

Gross Premium Receivable,
Net of Commissions on Assumed Business
Roll Forward

	First Quarter
	2014	2013
	(in millions)
Beginning of period, December 31	$876	$1,005
Gross premium written, net of commissions on assumed business	33	17
Gross premiums received, net of commissions on assumed business	(53)	(53)
Adjustments:
Changes in the expected term	(3)	1
Accretion of discount, net of commissions on assumed business	7	9
Foreign exchange translation	2	(23)
Other adjustments	1	0
End of period, March 31 (1)	$863	$956
____________________

(1)	Excludes $18 million and $28 million as of March 31, 2014 and March 31, 2013, respectively, related to consolidated FG VIEs.

Gains or losses due to foreign exchange rate changes relate to installment premium receivables denominated in currencies other than the U.S. dollar. Approximately 49% and 48% of installment premiums at March 31, 2014 and December 31, 2013 respectively, are denominated in currencies other than the U.S. dollar, primarily the Euro and British Pound Sterling.

The timing and cumulative amount of actual collections may differ from expected collections in the tables below due to factors such as foreign exchange rate fluctuations, counterparty collectability issues, accelerations, commutations and changes in expected lives.

Expected Collections of
Gross Premiums Receivable,
Net of Commissions on Assumed Business
(Undiscounted)

As of March 31, 2014
(in millions)
2014 (April 1 - June 30)	$46
2014 (July 1 - September 30)	24
2014 (October 1 – December 31)	26
2015	95
2016	86
2017	79
2018	71
2019-2023	282
2024-2028	176
2029-2033	123
After 2033	130
Total(1)	$1,138
 ____________________

(1)	Excludes expected cash collections on FG VIEs of $23 million.

Scheduled Net Earned Premiums

As of March 31, 2014
(in millions)
2014 (April 1 - June 30)	$105
2014 (July 1 - September 30)	103
2014 (October 1–December 31)	99
2015	359
2016	335
2017	297
2018	271
2019 - 2023	1,058
2024 - 2028	676
2029 - 2033	412
After 2033	380
Total present value basis(1)	4,095
Discount	239
Total future value	$4,334
 ____________________

(1)	Excludes scheduled net earned premiums on consolidated FG VIEs of $137 million.

Selected Information for Policies Paid in Installments

	As of March 31, 2014	As of December 31, 2013
	(dollars in millions)
Premiums receivable, net of commission payable	$863	$876
Gross deferred premium revenue	1,560	1,576
Weighted-average risk-free rate used to discount premiums	3.5%	3.4%
Weighted-average period of premiums receivable (in years)	9.4	9.4

5.	Expected Loss to be Paid

The following table presents a roll forward of the present value of net expected loss to be paid for all contracts, whether accounted for as insurance, credit derivatives or FG VIEs, by sector, after the benefit for net expected recoveries for contractual breaches of representations and warranties ("R&W"). The Company used weighted average risk-free rates for U.S. dollar denominated obligations, which ranged from 0.0% to 3.97% as of March 31, 2014 and 0.0% to 4.44% as of December 31, 2013.

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward by Sector
First Quarter 2014

	Net Expected Loss to be Paid as of December 31, 2013(2)	Economic Loss Development	(Paid) Recovered Losses(1)	Net Expected Loss to be Paid as of March 31, 2014(2)
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$21	$(3)	$—	$18
Alt-A first lien	304	8	(4)	308
Option ARM	(9)	(15)	(4)	(28)
Subprime	304	(7)	(2)	295
Total first lien	620	(17)	(10)	593
Second lien:
Closed-end second lien	(11)	5	2	(4)
HELOCs	(116)	2	5	(109)
Total second lien	(127)	7	7	(113)
Total U.S. RMBS	493	(10)	(3)	480
TruPS	51	(19)	—	32
Other structured finance	120	19	(1)	138
U.S. public finance	264	23	(6)	281
Non-U.S public finance	57	—	—	57
Other insurance	(3)	(1)	—	(4)
Total	$982	$12	$(10)	$984

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward by Sector
First Quarter 2013

	Net Expected Loss to be Paid as of December 31, 2012	Economic Loss Development	(Paid) Recovered Losses(1)	Net Expected Loss to be Paid as of March 31, 2013
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$6	$6	$(1)	$11
Alt-A first lien	315	9	(11)	313
Option ARM	(131)	(138)	(58)	(327)
Subprime	242	25	(4)	263
Total first lien	432	(98)	(74)	260
Second lien:
Closed-end second lien	(39)	1	17	(21)
HELOCs	(111)	(3)	(8)	(122)
Total second lien	(150)	(2)	9	(143)
Total U.S. RMBS	282	(100)	(65)	117
TruPS	27	(3)	(1)	23
Other structured finance	312	(2)	(3)	307
U.S. public finance	7	7	(23)	(9)
Non-U.S public finance	52	10	—	62
Other insurance	(3)	(10)	—	(13)
Total	$677	$(98)	$(92)	$487
____________________

(1)
Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded in reinsurance recoverable on paid losses included in other assets.

(2)
Includes expected loss adjustment expenses ("LAE") to be paid for mitigating claim liabilities of $29 million as of March 31, 2014 and $34 million as of December 31, 2013. The Company paid $6 million and $13 million in LAE for First Quarter 2014 and 2013, respectively.

Net Expected Recoveries from
Breaches of R&W Rollforward
First Quarter 2014

	Future Net R&W Benefit as of December 31, 2013	R&W Development and Accretion of Discount During First Quarter 2014	R&W Recovered During First Quarter 2014(1)	Future Net R&W Benefit as of March 31, 2014
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$4	$(1)	$—	$3
Alt-A first lien	274	3	(8)	269
Option ARM	173	9	(30)	152
Subprime	118	28	—	146
Total first lien	569	39	(38)	570
Second lien:
Closed-end second lien	98	(3)	—	95
HELOC	45	12	(1)	56
Total second lien	143	9	(1)	151
Total	$712	$48	$(39)	$721

Net Expected Recoveries from
Breaches of R&W Rollforward
First Quarter 2013

	Future Net R&W Benefit as of December 31, 2012	R&W Development and Accretion of Discount During First Quarter 2013	R&W Recovered During First Quarter 2013(1)	Future Net R&W Benefit as of March 31, 2013
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$4	$—	$—	$4
Alt-A first lien	378	(8)	(8)	362
Option ARM	591	153	(54)	690
Subprime	109	4	—	113
Total first lien	1,082	149	(62)	1,169
Second lien:
Closed-end second lien	138	(9)	(21)	108
HELOC	150	17	(6)	161
Total second lien	288	8	(27)	269
Total	$1,370	$157	$(89)	$1,438
____________________

(1)	Gross amounts recovered were $41 million and $92 million for First Quarter 2014 and 2013, respectively.

The following tables present the present value of net expected loss to be paid for all contracts by accounting model, by sector and after the benefit for estimated and contractual recoveries for breaches of R&W.

Net Expected Loss to be Paid
By Accounting Model
As of March 31, 2014

	Financial Guaranty Insurance	FG VIEs(1)	Credit Derivatives	Total
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$3	$—	$15	$18
Alt-A first lien	212	19	77	308
Option ARM	(38)	—	10	(28)
Subprime	140	80	75	295
Total first lien	317	99	177	593
Second lien:
Closed-end second lien	(32)	26	2	(4)
HELOCs	(92)	(17)	—	(109)
Total second lien	(124)	9	2	(113)
Total U.S. RMBS	193	108	179	480
TruPS	2	—	30	32
Other structured finance	176	—	(38)	138
U.S. public finance	281	—	—	281
Non-U.S. public finance	56	—	1	57
Subtotal	$708	$108	$172	988
Other				(4)
Total				$984

Net Expected Loss to be Paid
By Accounting Model
As of December 31, 2013

	Financial Guaranty Insurance	FG VIEs(1)	Credit Derivatives	Total
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$3	$—	$18	$21
Alt-A first lien	199	31	74	304
Option ARM	(18)	(2)	11	(9)
Subprime	149	81	74	304
Total first lien	333	110	177	620
Second Lien:
Closed-end second lien	(34)	25	(2)	(11)
HELOCs	(41)	(75)	—	(116)
Total second lien	(75)	(50)	(2)	(127)
Total U.S. RMBS	258	60	175	493
TruPS	3	—	48	51
Other structured finance	161	—	(41)	120
U.S. public finance	264	—	—	264
Non-U.S. public finance	55	—	2	57
Subtotal	$741	$60	$184	985
Other				(3)
Total				$982
___________________
(1)    Refer to Note 9, Consolidated Variable Interest Entities.

The following tables present the net economic loss development for all contracts by accounting model, by sector and after the benefit for estimated and contractual recoveries for breaches of R&W.

Net Economic Loss Development
By Accounting Model
First Quarter 2014

	Financial Guaranty Insurance	FG VIEs(1)	Credit Derivatives(2)	Total
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$—	$—	$(3)	$(3)
Alt-A first lien	19	(12)	1	8
Option ARM	(16)	1	—	(15)
Subprime	(8)	(2)	3	(7)
Total first lien	(5)	(13)	1	(17)
Second lien:
Closed-end second lien	(1)	2	4	5
HELOCs	(56)	58	—	2
Total second lien	(57)	60	4	7
Total U.S. RMBS	(62)	47	5	(10)
TruPS	(1)	—	(18)	(19)
Other structured finance	17	—	2	19
U.S. public finance	23	—	—	23
Non-U.S. public finance	—	—	—	—
Subtotal	$(23)	$47	$(11)	13
Other				(1)
Total				$12

Net Economic Loss Development
By Accounting Model
First Quarter 2013

	Financial Guaranty Insurance	FG VIEs(1)	Credit Derivatives(2)	Total
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$—	$—	$6	$6
Alt-A first lien	5	(1)	5	9
Option ARM	(93)	(37)	(8)	(138)
Subprime	12	4	9	25
Total first lien	(76)	(34)	12	(98)
Second lien:
Closed-end second lien	5	(3)	(1)	1
HELOCs	(7)	4	—	(3)
Total second lien	(2)	1	(1)	(2)
Total U.S. RMBS	(78)	(33)	11	(100)
TruPS	0	—	(3)	(3)
Other structured finance	(10)	—	8	(2)
U.S. public finance	7	—	—	7
Non-U.S. public finance	9	—	1	10
Subtotal	$(72)	$(33)	$17	(88)
Other				(10)
Total				$(98)
_________________
(1)    Refer to Note 9, Consolidated Variable Interest Entities.

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

In order to derive collateral pool losses from the collateral pool defaults it has projected, the Company applies a loss severity. The loss severity is the amount of loss the transaction experiences on a defaulted loan after the application of net proceeds from the disposal of the underlying property. The Company projects loss severities by sector based on its experience to date. Further detail regarding the assumptions and variables the Company used to project collateral losses in its U.S. RMBS portfolio may be found below in the sections “U.S. First Lien RMBS Loss Projections: Alt-A First Lien, Option ARM, Subprime and Prime” and “U.S. Second Lien RMBS Loss Projections: HELOCs and Closed-End Second Lien” These variables are interrelated, difficult to predict and subject to considerable volatility. If actual experience differs from the Company’s assumptions, the losses incurred could be materially different from the estimate. The Company continues to update its evaluation of these exposures as new information becomes available.

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

First Quarter 2014 U.S. RMBS Loss Projections

The Company's RMBS loss projection methodology assumes that the housing and mortgage markets will continue improving. Each quarter the Company makes a judgment as to whether to change the assumptions it uses to make RMBS loss projections based on its observation during the quarter of the performance of its insured transactions (including early stage delinquencies, late stage delinquencies and, for first liens, loss severity) as well as the residential property market and economy in general. To the extent it observes changes, it makes a judgment as whether those changes are normal fluctuations or part of a trend. Based on such observations the Company chose to use the same general assumptions to project RMBS losses as of March 31, 2014 as it used as of December 31, 2013.

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

First Lien Liquidation Rates

	March 31, 2014	December 31, 2013
Current Loans Modified in Previous 12 Months
Alt A and Prime	35%	35%
Option ARM	35	35
Subprime	35	35
30 – 59 Days Delinquent
Alt A and Prime	50	50
Option ARM	50	50
Subprime	45	45
60 – 89 Days Delinquent
Alt A and Prime	60	60
Option ARM	65	65
Subprime	50	50
90+ Days Delinquent
Alt A and Prime	75	75
Option ARM	70	70
Subprime	60	60
Bankruptcy
Alt A and Prime	60	60
Option ARM	60	60
Subprime	55	55
Foreclosure
Alt A and Prime	85	85
Option ARM	80	80
Subprime	70	70
Real Estate Owned
All	100	100

While the Company uses liquidation rates as described above to project defaults of non-performing loans (including current loans modified within the last 12 months), it projects defaults on presently current loans by applying a CDR trend. The start of that CDR trend is based on the defaults the Company projects will emerge from currently nonperforming loans. The total amount of expected defaults from the non-performing loans is translated into a constant CDR (i.e., the CDR plateau), which, if applied for each of the next 36 months, would be sufficient to produce approximately the amount of defaults that were calculated to emerge from the various delinquency categories. The CDR thus calculated individually on the delinquent collateral pool for each RMBS is then used as the starting point for the CDR curve used to project defaults of the presently performing loans.

In the base case, after the initial 36-month CDR plateau period, each transaction’s CDR is projected to improve over 12 months to an intermediate CDR (calculated as 20% of its CDR plateau); that intermediate CDR is held constant for 36 months and then trails off in steps to a final CDR of 5% of the CDR plateau. Under the Company’s methodology, defaults projected to occur in the first 36 months represent defaults that can be attributed to loans that were modified in the last 12 months or that are currently delinquent or in foreclosure, while the defaults projected to occur using the projected CDR trend after the first 36 month period represent defaults attributable to borrowers that are currently performing.

Another important driver of loss projections is loss severity, which is the amount of loss the transaction incurs on a loan after the application of net proceeds from the disposal of the underlying property. Loss severities experienced in first lien transactions have reached historic high levels, and the Company is assuming in the base case that these high levels generally will continue for another 18 months, except that in the case of subprime loans, the Company assumes the unprecedented 90% loss severity rate will continue for another nine months then drop to 80% for nine more months, in each case before following the ramp described below. The Company determines its initial loss severity based on actual recent experience. The Company’s initial loss severity assumptions for March 31, 2014 were the same as it used for December 31, 2013. The Company then assumes that loss severities begin returning to levels consistent with underwriting assumptions beginning after the initial 18 month period declining to 40% in the base case over 2.5 years.

The following table shows the range of key assumptions used in the calculation of expected loss to be paid for individual transactions for direct vintage 2004 - 2008 first lien U.S. RMBS.

Key Assumptions in Base Case Expected Loss Estimates
First Lien RMBS(1)

	As of March 31, 2014			As of December 31, 2013
Alt-A First Lien
Plateau CDR	2.3%	–	18.4%	2.8%	–	18.4%
Intermediate CDR	0.5%	–	3.7%	0.6%	–	3.7%
Period until intermediate CDR	48 months			48 months
Final CDR	0.1%	–	0.9%	0.1%	–	0.9%
Initial loss severity	65%			65%
Initial conditional prepayment rate ("CPR")	0.9%	–	33.9%	0.0%	–	34.2%
Final CPR	15%			15%
Option ARM
Plateau CDR	3.8%	–	16.8%	4.9%	–	16.8%
Intermediate CDR	0.8%	–	3.4%	1.0%	–	3.4%
Period until intermediate CDR	48 months			48 months
Final CDR	0.2%	–	0.8%	0.2%	–	0.8%
Initial loss severity	65%			65%
Initial CPR	0.8%	–	12.2%	0.4%	–	13.1%
Final CPR	15%			15%
Subprime
Plateau CDR	5.9%	–	16.3%	5.6%	–	16.2%
Intermediate CDR	1.2%	–	3.3%	1.1%	–	3.2%
Period until intermediate CDR	48 months			48 months
Final CDR	0.3%	–	0.8%	0.3%	–	0.8%
Initial loss severity	90%			90%
Initial CPR	0.0%	–	11.6%	0.0%	–	15.7%
Final CPR	15%			15%
____________________
(1)                                Represents variables for most heavily weighted scenario (the “base case”).

 The rate at which the principal amount of loans is voluntarily prepaid may impact both the amount of losses projected (since that amount is a function of the conditional default rate, the loss severity and the loan balance over time) as well as the amount of excess spread (the amount by which the interest paid by the borrowers on the underlying loan exceeds the amount of interest owed on the insured obligations). The assumption for the voluntarily CPR follows a similar pattern to that of the conditional default rate. The current level of voluntary prepayments is assumed to continue for the plateau period before gradually increasing over 12 months to the final CPR, which is assumed to be 15% in the base case. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant. These assumptions are the same as those the Company used for December 31, 2013.

 In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the conditional default rate returned to its modeled equilibrium, which was defined as 5% of the initial conditional default rate. The Company also stressed CPR and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios (including its base case) as of March 31, 2014. The Company used a similar approach to establish its pessimistic and optimistic scenarios as of March 31, 2014 as it used as of December 31, 2013, increasing and decreasing the periods of stress from those used in the base case. In a somewhat more stressful environment than that of the base case, where the conditional default rate plateau was extended six months (to be 42 months long) before the same more gradual conditional default rate recovery and loss severities were assumed to recover over 4.5 rather than 2.5 years (and subprime loss severities were assumed to recover only to 60%), expected loss to be paid would increase from current projections by approximately $39 million for Alt-A first liens, $13 million for Option ARM, $93 million for subprime and $4 million for prime transactions.

In an even more stressful scenario where loss severities were assumed to rise and then recover over nine years and the initial ramp-down of the conditional default rate was assumed to occur over 15 months and other assumptions were the same as the other stress scenario, expected loss to be paid would increase from current projections by approximately $104 million for Alt-A first liens, $31 million for Option ARM, $138 million for subprime and $11 million for prime transactions. The Company also considered two scenarios where the recovery was faster than in its base case. In a scenario with a somewhat less stressful environment than the base case, where conditional default rate recovery was somewhat less gradual and the initial subprime loss severity rate was assumed to be 80% for 18 months and was assumed to recover to 40% over 2.5 years, expected loss to be paid would increase from current projections by approximately $1 million for Alt-A first lien and would decrease by $10 million for Option ARM, $25 million for subprime and $1 million for prime transactions. In an even less stressful scenario where the conditional default rate plateau was six months shorter (30 months, effectively assuming that liquidation rates would improve) and the conditional default rate recovery was more pronounced, (including an initial ramp-down of the conditional default rate over nine months), expected loss to be paid would decrease from current projections by approximately $36 million for Alt-A first lien, $28 million for Option ARM, $78 million for subprime and $4 million for prime transactions.

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

Key Assumptions in Base Case Expected Loss Estimates
Second Lien RMBS(1)

HELOC key assumptions	As of March 31, 2014			As of December 31, 2013
Plateau CDR	1.9%	–	7.3%	2.3%	–	7.7%
Final CDR trended down to	0.4%	–	3.2%	0.4%	–	3.2%
Period until final CDR	34 months			34 months
Initial CPR	2.3%	–	21.0%	2.7%	–	21.5%
Final CPR	10%			10%
Loss severity	98%			98%

Closed-end second lien key assumptions	As of March 31, 2014			As of December 31, 2013
Plateau CDR	6.7%	–	15.5%	7.3%	–	15.1%
Final CDR trended down to	3.5%	–	9.1%	3.5%	–	9.1%
Period until final CDR	34 months			34 months
Initial CPR	2.9%	–	12.8%	3.1%	–	12.0%
Final CPR	10%			10%
Loss severity	98%			98%
____________________

(1)	Represents variables for most heavily weighted scenario (the “base case”).

In second lien transactions the projection of near-term defaults from currently delinquent loans is relatively straightforward because loans in second lien transactions are generally “charged off” (treated as defaulted) by the securitization’s servicer once the loan is 180 days past due. Most second lien transactions report the amount of loans in five monthly delinquency categories (i.e., 30-59 days past due, 60-89 days past due, 90-119 days past due, 120-149 days past due and 150-179 days past due). The Company estimates the amount of loans that will default over the next five months by calculating current representative liquidation rates (the percent of loans in a given delinquency status that are assumed to ultimately default) from selected representative transactions and then applying an average of the preceding twelve months’ liquidation rates to the amount of loans in the delinquency categories. The amount of loans projected to default in the first through fifth months is expressed as a CDR. The first four months’ CDR is calculated by applying the liquidation rates to the current period past due balances (i.e., the 150-179 day balance is liquidated in the first projected month, the 120-149 day balance is liquidated in the second projected month, the 90-119 day balance is liquidated in the third projected month and the 60-89 day balance is liquidated in the fourth projected month). For the fifth month the CDR is calculated using the average 30-59 day past due balances for the prior three months, adjusted as necessary to reflect one-time service events. The fifth month CDR is then used as the basis for the plateau period that follows the embedded five months of losses.

As of March 31, 2014, for the base case scenario, the CDR (the “plateau CDR”) was held constant for one month. Once the plateau period has ended, the CDR is assumed to gradually trend down in uniform increments to its final long-term steady state CDR. (The long-term steady state CDR is calculated as the constant CDR that would have yielded the amount of losses originally expected at underwriting.) In the base case scenario, the time over which the CDR trends down to its final CDR is 28 months. Therefore, the total stress period for second lien transactions is 34 months, comprising five months of delinquent data, a one month plateau period and 28 months of decrease to the steady state CDR. When a second lien loan defaults, there is generally a very low recovery. Based on current expectations of future performance, the Company assumes that it will only recover 2% of the collateral, the same as of December 31, 2013.

The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected as well as the amount of excess spread. In the base case, the current CPR (based on experience of the most recent three quarters) is assumed to continue until the end of the plateau before gradually increasing to the final CPR over the same period the CDR decreases. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant. The final CPR is assumed to be 10% for both HELOC and closed-end second lien transactions. This level is much higher than current rates for most transactions, but lower than the historical average, which reflects the Company’s continued uncertainty about the projected performance of the borrowers in these transactions. This pattern is consistent with how the Company modeled the

CPR at December 31, 2013. To the extent that prepayments differ from projected levels it could materially change the Company’s projected excess spread and losses.

The Company uses a number of other variables in its second lien loss projections, including the spread between relevant interest rate indices, the loss severity, and HELOC draw rates (the amount of new advances provided on existing HELOCs expressed as a percentage of current outstanding advances). These variables have been relatively stable over the past several quarters and in the relevant ranges have less impact on the projection results than the variables discussed above. However, in a number of HELOC transactions the servicers have been modifying poorly performing loans from floating to fixed rates, and rising interest rates would negatively impact the excess spread available from these modified loans to support the transactions. In a number of HELOC transactions the servicers have been modifying poorly performing loans from floating to fixed rates, and as a result, rising interest rates would negatively impact the available excess spread available from these modified loans.  The Company incorporated these modifications in its assumptions.

 In estimating expected losses, the Company modeled and probability weighted three possible CDR curves applicable to the period preceding the return to the long-term steady state CDR. The Company believes that the level of the elevated CDR and the length of time it will persist is the primary driver behind the likely amount of losses the collateral will suffer. The Company continues to evaluate the assumptions affecting its modeling results.

As of March 31, 2014, the Company’s base case assumed a one month CDR plateau and a 28 month ramp-down (for a total stress period of 34 months). The Company also modeled a scenario with a longer period of elevated defaults and another with a shorter period of elevated defaults and weighted them the same as of December 31, 2013. Increasing the CDR plateau to four months and increasing the ramp-down by five months to 33 months (for a total stress period of 42 months) would increase the expected loss by approximately $24 million for HELOC transactions and $2 million for closed-end second lien transactions. On the other hand, keeping the CDR plateau at one month but decreasing the length of the CDR ramp-down to 18 months (for a total stress period of 24 months) would decrease the expected loss by approximately $22 million for HELOC transactions and $2 million for closed-end second lien transactions.

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

Using these strategies, through March 31, 2014 the Company has caused entities providing R&Ws to pay or agree to pay approximately $3.7 billion (gross of reinsurance) in respect of their R&W liabilities for transactions in which the Company has provided insurance.

(in millions)
Agreement amounts already received	$2,716
Agreement amounts projected to be received in the future	402
Repurchase amounts paid into the relevant RMBS prior to settlement (1)	579
Total R&W payments, gross of reinsurance	$3,697
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

Based on this success, the Company has included in its net expected loss estimates as of March 31, 2014 an estimated net benefit related to breaches of R&W of $721 million, which includes $384 million from agreements with R&W providers and $337 million in transactions where the Company does not yet have such an agreement, all net of reinsurance.

Representations and Warranties Agreements (1)

	Agreement Date	Current Net Par Covered	Receipts to March 31, 2014 (net of reinsurance)	Estimated Future Receipts (net of reinsurance)	Eligible Assets Held in Trust (gross of reinsurance)
	(in millions)
Bank of America - First Lien	April 2011	$1,023	$490	$195	$585
Bank of America - Second Lien	April 2011	1,335	968	NA	NA
Deutsche Bank	May 2012 and October 2013	1,649	235	100	142
UBS	May 2013	778	410	33	147
Others	Various	1,019	394	56	NA
Total		$5,804	$2,497	$384	$874
____________________

(1)
This table relates to past and projected future recoveries under R&W and related agreements. Excluded from this table is the $337 million of future net recoveries the Company projects receiving from R&W counterparties in transactions with $1,379 million of net par outstanding as of March 31, 2014 not covered by current agreements. Also excluded from this table is $773 million of net par partially covered by agreements but for which the Company projects receiving additional amounts.

The Company's agreements with the counterparties specifically named in the table above required an initial payment to the Company to reimburse it for past claims as well as an obligation to reimburse it for a portion of future claims. The named counterparties placed eligible assets in trust to collateralize their future reimbursement obligations, and the amount of collateral they are required to post may be increased or decreased from time to time as determined by rating agency requirements. Reimbursement payments under these agreements are made either monthly or quarterly and have been made timely. With respect to the reimbursement for future claims:

•
Bank of America. Under the Company's agreement with Bank of America Corporation and certain of its subsidiaries (“Bank of America”), Bank of America agreed to reimburse the Company for 80% of claims on the first lien transactions covered by the agreement that the Company pays in the future, until the aggregate lifetime collateral losses (not insurance losses or claims) on those transactions reach $6.6 billion. As of March 31, 2014 aggregate lifetime collateral losses on those transactions was $3.9 billion, and the Company was projecting in its base case that such collateral losses would eventually reach $5.1 billion.

•
Deutsche Bank. Under the Company's May 2012 agreement with Deutsche Bank AG and certain of its affiliates (collectively, “Deutsche Bank”), Deutsche Bank agreed to reimburse the Company for certain claims it pays in the future on eight first and second lien transactions, including 80% of claims it pays on those transactions until the aggregate lifetime claims (before reimbursement) reach $319 million. As of March 31, 2014, the Company was projecting in its base case that such aggregate lifetime claims would remain below $319 million. In the event aggregate lifetime claims paid exceed $389 million, Deutsche Bank must reimburse Assured Guaranty for 85% of such claims paid (in excess of $389 million) until such claims paid reach $600 million.

The agreement also requires Deutsche Bank to reimburse AGC for future claims it pays on certain RMBS re-securitizations. The amount available for reimbursement of claim payments is based on a percentage of the losses that occur in certain uninsured tranches (“Uninsured Tranches”) within the eight transactions described above: 60% of losses on the Uninsured Tranches (up to $141 million of losses), 60% of such losses (for losses between $161 million and $185 million), and 100% of such losses (for losses from $185 million to $248 million). Losses on the Uninsured Tranches from $141 million to $161 million and above $248 million are not included in the calculation of AGC's reimbursement amount for re-securitization claim payments. As of March 31, 2014, the Company was projecting in its base case that losses on the Uninsured Tranches would be $153 million. Pursuant to the CDS termination on October 10, 2013 described below, a portion of Deutsche Bank's reimbursement obligation was applied to the terminated CDS. After giving effect to application of the portion of the reimbursement obligation to the terminated

CDS, as well as to reimbursements related to other covered RMBS re-securitizations, and based on the Company's base case projections for losses on the Uninsured Tranches, the Company expects that $24 million will be available to reimburse AGC for re-securitization claim payments on the remaining re-securitizations. Except for the reimbursement obligation based on losses occurring on the Uninsured Tranches and the termination agreed to described below, the agreement with Deutsche Bank does not cover transactions where the Company has provided protection to Deutsche Bank on RMBS transactions in CDS form.

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

The Company calculated an expected recovery of $337 million from breaches of R&W in transactions not covered by agreements with $1,379 million of net par outstanding as of March 31, 2014 and $773 million of net par partially covered by agreements but for which the Company projects receiving additional amounts. The Company did not incorporate any gain contingencies from potential litigation in its estimated repurchases. The amount the Company will ultimately recover related to such contractual R&W is uncertain and subject to a number of factors including the counterparty's ability to pay, the number and loss amount of loans determined to have breached R&W and, potentially, negotiated settlements or litigation recoveries. As such, the Company's estimate of recoveries is uncertain and actual amounts realized may differ significantly from these estimates. In arriving at the expected recovery from breaches of R&W not already covered by agreements, the Company considered the creditworthiness of the provider of the R&W, the number of breaches found on defaulted loans, the success rate in resolving these breaches across those transactions where material repurchases have been made and the potential amount of time until the recovery is realized. The calculation of expected recovery from breaches of such contractual R&W involved a variety of scenarios which ranged from the Company recovering substantially all of the losses it incurred due to violations of R&W to the Company realizing limited recoveries. These scenarios were probability weighted in order to determine the recovery incorporated into the Company's estimate of expected losses. This approach was used for both loans that had already defaulted and those assumed to default in the future. The Company adjusts the calculation of its expected recovery from breaches of R&W based on changing facts and circumstances with respect to each counterparty and transaction.

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

The Company accounts for the loss sharing obligations under the R&W agreements on financial guaranty insurance contracts as subrogation, offsetting the losses it projects by an R&W benefit from the relevant party for the applicable portion of the projected loss amount. Proceeds projected to be reimbursed to the Company on transactions where the Company has already paid claims are viewed as a recovery on paid losses. For transactions where the Company has not already paid claims, projected recoveries reduce projected loss estimates. In either case, projected recoveries have no effect on the amount of the Company's exposure. See Notes 7, Fair Value Measurement and 9, Consolidated Variable Interest Entities.

 U.S. RMBS Risks with R&W Benefit

	Number of Risks (1) as of		Debt Service as of
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
			(dollars in millions)
Prime first lien	1	1	$36	$38
Alt-A first lien	20	19	2,791	2,856
Option ARM	10	9	589	641
Subprime	5	5	985	998
Closed-end second lien	4	4	155	158
HELOC	5	4	141	320
Total	45	42	$4,697	$5,011
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
Components of R&W Development

	First Quarter
	2014	2013
	(in millions)
Change in recovery assumptions as the result of additional file review and recovery success	$10	$11
Estimated increase (decrease) in defaults that will result in additional (lower) breaches	0	1
Settlements and anticipated settlements	35	142
Accretion of discount on balance	3	3
Total	$48	$157

“XXX” Life Insurance Transactions

The Company’s $2.7 billion net par of XXX life insurance transactions as of March 31, 2014 include $598 million rated BIG. The BIG “XXX” life insurance reserve securitizations are based on discrete blocks of individual life insurance business. In each such transaction the monies raised by the sale of the bonds insured by the Company were used to capitalize a special purpose vehicle that provides reinsurance to a life insurer or reinsurer. The monies are invested at inception in accounts managed by third-party investment managers.

The BIG “XXX” life insurance transactions consist of two transactions, notes issued by each of Ballantyne Re p.l.c and Orkney Re II p.l.c. These transactions had material amounts of their assets invested in U.S. RMBS transactions. Based on its analysis of the information currently available, including estimates of future investment performance, and projected credit impairments on the invested assets and performance of the blocks of life insurance business at March 31, 2014, the Company’s projected net expected loss to be paid is $85 million. The overall increase of approximately $12 million in expected loss to be paid during First Quarter 2014 is due primarily to changes in lapse assumptions on the underlying life insurance policies in the Ballantyne Re p.l.c transaction and a decrease in the risk free rates used to discount the losses.

Student Loan Transactions

The Company has insured or reinsured $2.8 billion net par of student loan securitizations, of which $1.9 billion was issued by private issuers and classified as asset-backed and $0.9 billion was issued by public authorities and classified as public finance. Of these amounts, $204 million and $251 million, respectively, are rated BIG. The Company is projecting approximately $68 million of net expected loss to be paid in these portfolios. In general, the losses are due to: (i) the poor credit performance of private student loan collateral and high loss severities, or (ii) high interest rates on auction rate securities with respect to which the auctions have failed. The largest of these losses was approximately $28 million and related to a transaction backed by a pool of private student loans assumed by AG Re from another monoline insurer. The guaranteed bonds were issued as auction rate securities that now bear a high rate of interest due to the downgrade of the primary insurer’s financial strength rating. Further, the underlying loan collateral has performed below expectations. The overall increase of $4 million in net expected loss during First Quarter 2014 is primarily due to a decrease in the risk free rates used to discount the losses along with some deterioration in collateral performance.

Trust Preferred Securities Collateralized Debt Obligations

The Company has insured or reinsured $4.8 billion of net par (71% of which is in CDS form) of collateralized debt obligations (“CDOs”) backed by TruPS and similar debt instruments, or “TruPS CDOs.” Of the $4.8 billion, $1.6 billion is rated BIG. The underlying collateral in the TruPS CDOs consists of subordinated debt instruments such as TruPS issued by bank holding companies and similar instruments issued by insurance companies, real estate investment trusts (“REITs”) and other real estate related issuers.

The Company projects losses for TruPS CDOs by projecting the performance of the asset pools across several scenarios (which it weights) and applying the CDO structures to the resulting cash flows. At March 31, 2014, the Company has projected expected losses to be paid for TruPS CDOs of $32 million. The decrease of approximately $19 million in First Quarter 2014 was due primarily to improving collateral performance.

Selected U.S. Public Finance Transactions

The Company insures general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $5.3 billion net par. The Company rates $5.1 billion net par of that amount BIG. Information regarding the Company's exposure to general obligations of Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations, please refer "Puerto Rico Exposure" in Note 3, Outstanding Exposure.

Many U.S. municipalities and related entities continue to be under increased pressure, and a few have filed for protection under the U.S. Bankruptcy Code, entered into state processes designed to help municipalities in fiscal distress or otherwise indicated they may consider not meeting their obligations to make timely payments on their debts. Given some of these developments, and the circumstances surrounding each instance, the ultimate outcome cannot be certain and may lead to an increase in defaults on some of the Company's insured public finance obligations. The Company will continue to analyze developments in each of these matters closely. The municipalities whose obligations the Company has insured that have filed for protection under Chapter 9 of the U.S Bankruptcy Code and have not been resolved are: Detroit, Michigan and Stockton, California.

The Company has net par exposure to the City of Detroit, Michigan of $2.1 billion as of March 31, 2014. On July 18, 2013, the City of Detroit filed for bankruptcy under Chapter 9 of the U.S. Bankruptcy Code. Most of the Company's net par exposure relates to $1.0 billion of sewer revenue bonds and $784 million of water revenue bonds, both of which the Company rates BBB. Both the sewer and water systems provide services to areas that extend beyond the city limits, and the bonds are secured by a lien on "special revenues." The Company also has net par exposure of $146 million to the City's general obligation bonds (which are secured by a pledge of the unlimited tax, full faith, credit and resources of the City and the specific ad valorem taxes approved by the voters solely to pay debt service on the general obligation bonds) and $175 million of the City's Certificates of Participation (which are unsecured unconditional contractual obligations of the City), both of which the Company rates BIG. On April 9, 2014, the City and the Company reached a tentative settlement with respect to the treatment of the unlimited tax general obligation bonds insured by the Company. The agreement provides for the confirmation of both the secured status of such general obligation bonds and the existence of a valid lien on the City’s pledged property tax revenues, a finding that such revenues constitute “special revenues” under the U.S. Bankruptcy Code, and the provision of additional security for such general obligation bonds in the form of a statutory lien on, and intercept of, the City’s distributable state aid. After giving effect to post-petition payments made by Assured Guaranty on such general obligation bonds, the settlement results in a minimum ultimate recovery of approximately 74% on such general obligation bonds, with the ability to achieve a higher ultimate recovery rate over time if other debt creditors’ recoveries reach certain specified thresholds. The settlement is subject to a number of conditions, including confirmation of a plan of adjustment. The City has filed a proposed plan of adjustment and disclosure statement with the Bankruptcy Court, amended most recently on April 16, 2014.

On June 28, 2012, the City of Stockton, California filed for bankruptcy protection under Chapter 9 of the U.S. Bankruptcy Code. The Company's net exposure to the City's general fund is $119 million, consisting of pension obligation bonds. The Company also had exposure to lease obligation bonds; as of March 31, 2014, the Company owned all of such bonds and held them in its investment portfolio. As of March 31, 2014, the Company had paid $32 million in net claims. On October 3, 2013, the Company reached a tentative settlement with the City regarding the treatment of the bonds insured by the Company in the City's proposed plan of adjustment. Under the terms of the settlement, the Company will receive title to an office building, the ground lease of which secures the lease revenue bonds, and will also be entitled to certain fixed payments and certain variable payments contingent on the City's revenue growth. The settlement is subject to a number of conditions, including a sales tax increase (which was approved by voters on November 5, 2013), confirmation of a plan of adjustment that implements the terms of the settlement and definitive documentation. Pursuant to an order of the Bankruptcy Court, the City held a vote of its creditors on its proposed plan of adjustment; all but one of the classes polled voted to accept the plan. The court proceeding to determine whether to confirm the plan of adjustment is expected to begin in May 2014. The Company expects the plan to be confirmed and implemented during 2014.
The Company has $337 million of net par exposure to the Louisville Arena Authority. The bond proceeds were used to construct the KFC Yum Center, home to the University of Louisville men's and women's basketball teams. Actual revenues available for Debt Service are well below original projections, and under the Company's internal rating scale, the transaction is BIG.

The Company projects that its total future expected net loss across its troubled U.S. public finance credits as of March 31, 2014 will be $281 million. As of December 31, 2013 the Company was projecting a net expected loss of $264 million across its troubled U.S. public finance credits. The net increase of $17 million in expected loss was primarily attributable to negative developments with respect to the City of Detroit offset, in part, by the modest reduction in exposure to Puerto Rico.

Certain Selected European Country Transactions

The Company insures and reinsures credits with sub-sovereign exposure to various Spanish and Portuguese issuers where a Spanish and Portuguese sovereign default may cause the regions also to default. The Company's gross exposure to these Spanish and Portuguese credits is €435 million and €92 million, respectively and exposure net of reinsurance for Spanish and Portuguese credits is €312 million and €80 million, respectively. The Company rates most of these issuers in the BB category due to the financial condition of Spain and Portugal and their dependence on the sovereign. The Company's Hungary exposure is to infrastructure bonds dependent on payments from Hungarian governmental entities and covered mortgage bonds issued by Hungarian banks. The Company's gross exposure to these Hungarian credits is $623 million and its exposure net of reinsurance is $587 million, all of which all is rated BIG. The Company estimated net expected losses of $51 million related to these Spanish, Portuguese and Hungarian credits, which is largely unchanged from the amount reported as of December 31, 2013.

Manufactured Housing

The Company insures or reinsures a total of $248 million net par of securities backed by manufactured housing loans, of which $175 million is rated BIG. The Company has expected loss to be paid of $27 million as of March 31, 2014, up from $26 million as of December 31, 2013, due primarily to the decrease in risk free rates used to discount losses.

Infrastructure Finance

The Company has insured exposure of approximately $3.0 billion to infrastructure transactions with refinancing risk as to which the Company may need to make claim payments that it did not anticipate paying when the policies were issued. Although the Company may not experience ultimate loss on a particular transaction, the aggregate amount of the claim payments may be substantial and reimbursement may not occur for an extended time, if at all. These transactions generally involve long-term infrastructure projects that were financed by bonds that mature prior to the expiration of the project concession. The Company expected the cash flows from these projects to be sufficient to repay all of the debt over the life of the project concession, but also expected the debt to be refinanced in the market at or prior to its maturity. Due to market conditions, the Company may have to pay a claim when the debt matures, and then recover its payment from cash flows produced by the project in the future. The Company generally projects that in most scenarios it will be fully reimbursed for such payments. However, the recovery of the payments is uncertain and may take from 10 to 35 years, depending on the transaction and the performance of the underlying collateral. The Company estimates total claims for the remaining two largest transactions with significant refinancing risk, assuming no refinancing, and based on certain performance assumptions could be $1.8 billion on a gross basis; such claims would be payable from 2017 through 2022.

Recovery Litigation

RMBS Transactions

As of the date of this filing, AGM and AGC have lawsuits pending against providers of representations and warranties in U.S. RMBS transactions insured by them, seeking damages. In all the lawsuits, AGM and AGC have alleged breaches of R&W in respect of the underlying loans in the transactions, and failure to cure or repurchase defective loans identified by AGM and AGC to such persons.

•
Deutsche Bank: AGM has sued Deutsche Bank AG affiliates DB Structured Products, Inc. and ACE Securities Corp. in the Supreme Court of the State of New York on the ACE Securities Corp. Home Equity Loan Trust, Series 2006-GP1 second lien transaction.

•
Credit Suisse: AGM and AGC have sued DLJ Mortgage Capital, Inc. (“DLJ”) and Credit Suisse Securities (USA) LLC (“Credit Suisse”) on first lien U.S. RMBS transactions insured by them. Although DLJ and Credit Suisse successfully dismissed certain causes of action and claims for relief asserted in the complaint, the primary causes of action against DLJ for breach of R&W and breach of its repurchase obligations remained. On May 6, 2014, the Appellate Division, First Department unanimously reversed certain aspects of the partial dismissal by the Supreme Court of the State of New York of certain claims for relief by holding as a matter of law that AGM’s and AGC’s remedies for breach of R&W are not limited to the repurchase remedy. AGM and AGC had filed an amended complaint against DLJ and Credit Suisse (and added Credit Suisse First Boston Mortgage Securities Corp. as a defendant), asserting claims of fraud and material misrepresentation in the inducement of an insurance contract, in addition to their existing breach of contract claims. The defendants have filed a motion to dismiss certain aspects of the fraud claim against DLJ and Credit Suisse, all of the claims against Credit Suisse First Boston Mortgage Securities Corp., and AGM and AGC’s claims for compensatory damages in the form of all claims paid and to be paid by AGM and AGC. The motion to dismiss is currently pending.

On March 26, 2013, AGM filed a lawsuit against RBS Securities Inc., RBS Financial Products Inc. and Financial Asset Securities Corp. (collectively, “RBS”) in the United States District Court for the Southern District of New York on the Soundview Home Loan Trust 2007-WMC1 transaction. The complaint alleges that RBS made fraudulent misrepresentations to AGM regarding the quality of the underlying mortgage loans in the transaction and that RBS's misrepresentations induced AGM into issuing a financial guaranty insurance policy in respect of the Class II-A-1 certificates issued in the transaction. On July 19, 2013, AGM amended its complaint to add a claim under Section 3105 of the New York Insurance Law. On March 17, 2014, the court denied RBS' motion to dismiss AGM's fraudulent misrepresentation claims but granted its motion to dismiss the insurance law claim.

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
Insurance Contracts

	As of March 31, 2014			As of December 31, 2013
	Loss and LAE Reserve, net	Salvage and Subrogation Recoverable, net	Net Reserve (Recoverable)	Loss and LAE Reserve, net	Salvage and Subrogation Recoverable, net	Net Reserve (Recoverable)
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$3	$—	$3	$3	$—	$3
Alt-A first lien	112	—	112	108	—	108
Option ARM	19	57	(38)	22	47	(25)
Subprime	135	1	134	143	2	141
First lien	269	58	211	276	49	227
Second lien:
Closed-end second lien	5	43	(38)	5	45	(40)
HELOC	6	117	(111)	5	127	(122)
Second lien	11	160	(149)	10	172	(162)
Total U.S. RMBS	280	218	62	286	221	65
TruPS	1	—	1	2	—	2
Other structured finance	159	5	154	145	6	139
U.S. public finance	212	8	204	189	8	181
Non-U.S. public finance	36	—	36	35	—	35
Financial guaranty	688	231	457	657	235	422
Other	1	5	(4)	2	5	(3)
Subtotal	689	236	453	659	240	419
Effect of consolidating FG VIEs	(90)	(17)	(73)	(103)	(85)	(18)
Total (1)	$599	$219	$380	$556	$155	$401
____________________

(1)	See “Components of Net Reserves (Salvage)” table for loss and LAE reserve and salvage and subrogation recoverable components.

The following table reconciles the reported gross and ceded reserve and salvage and subrogation amount to the financial guaranty net reserves (salvage) in the financial guaranty BIG transaction loss summary tables.

Components of Net Reserves (Salvage)
Insurance Contracts

	As of March 31, 2014	As of December 31, 2013
	(in millions)
Loss and LAE reserve	$636	$592
Reinsurance recoverable on unpaid losses	(37)	(36)
Loss and LAE reserve, net	599	556
Salvage and subrogation recoverable	(241)	(174)
Salvage and subrogation payable(1)	22	19
Salvage and subrogation recoverable, net	(219)	(155)
Subtotal	380	401
Other recoverables(2)	(17)	(15)
Net reserves (salvage)	363	386
Less: other (non-financial guaranty business)	(4)	(3)
Net reserves (salvage)	$367	$389
____________________

(1)	Recorded as a component of reinsurance balances payable.

(2)	R&W recoverables recorded in other assets on the consolidated balance sheet.

Balance Sheet Classification of
Net Expected Recoveries for Breaches of R&W
Insurance Contracts

	As of March 31, 2014			As of December 31, 2013
	For all Financial Guaranty Insurance Contracts	Effect of Consolidating FG VIEs	Reported on Balance Sheet(1)	For all Financial Guaranty Insurance Contracts	Effect of Consolidating FG VIEs	Reported on Balance Sheet(1)
	(in millions)
Salvage and subrogation recoverable, net	$126	$—	$126	$122	$(49)	$73
Loss and LAE reserve, net	378	(14)	364	363	(24)	339
____________________

(1)	The remaining benefit for R&W is either recorded at fair value in FG VIE assets, or not recorded on the balance sheet until the total loss, net of R&W, exceeds unearned premium reserve.

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

Reconciliation of Net Expected Loss to be Paid and
Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of March 31, 2014
(in millions)
Net expected loss to be paid	$816
Less: net expected loss to be paid for FG VIEs	108
Total	708
Contra-paid, net	50
Salvage and subrogation recoverable, net of reinsurance	214
Loss and LAE reserve, net of reinsurance	(598)
Other recoveries (1)	17
Net expected loss to be expensed (2)	$391
____________________

(1)	R&W recoverables recorded in other assets on the consolidated balance sheet.

(2)	Excludes $84 million as of March 31, 2014, related to consolidated FG VIEs.

The following table provides a schedule of the expected timing of net expected losses to be expensed. The amount and timing of actual loss and LAE may differ from the estimates shown below due to factors such as refundings, accelerations, commutations, changes in expected lives and updates to loss estimates. This table excludes amounts related to FG VIEs, which are eliminated in consolidation.

Net Expected Loss to be Expensed
Insurance Contracts

As of March 31, 2014
(in millions)
2014 (April 1– June 30)	$12
2014 (July 1– September 30)	11
2014 (October 1–December 31)	10
2015	42
2016	38
2017	31
2018	28
2019 - 2023	98
2024 - 2028	57
2029 - 2033	37
After 2033	27
Net expected loss to be expensed(1)	391
Discount	419
Total future value	$810

____________________

(1)	Consolidation of FG VIEs resulted in reductions of $84 million in net expected loss to be expensed which is on a present value basis.

The following table presents the loss and LAE recorded in the consolidated statements of operations by sector for insurance contracts. Amounts presented are net of reinsurance.

Loss and LAE
Reported on the
Consolidated Statements of Operations

	First Quarter
	2014	2013
Structured Finance:	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$0	$—
Alt-A first lien	7	9
Option ARM	(8)	(83)
Subprime	(8)	11
First lien	(9)	(63)
Second lien:
Closed-end second lien	—	20
HELOC	8	3
Second lien	8	23
Total U.S. RMBS	(1)	(40)
TruPS	(1)	—
Other structured finance	16	(12)
Structured finance	14	(52)
Public Finance:
U.S. public finance	26	(4)
Non-U.S. public finance	1	1
Public finance	27	(3)
Subtotal	41	(55)
Other	(1)	—
Loss and LAE insurance contracts before FG VIE consolidation	40	(55)
Effect of consolidating FG VIEs	1	7
Loss and LAE	$41	$(48)

The following table provides information on financial guaranty insurance contracts categorized as BIG.

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of March 31, 2014

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks(1)	193	(74)	80	(23)	109	(32)	382	—	382
Remaining weighted-average contract period (in years)	10.2	7.9	8.3	5.6	10.0	8.5	10.4	—	10.4
Outstanding exposure:
Principal	$14,981	$(2,739)	$2,412	$(159)	$2,980	$(108)	$17,367	$—	$17,367
Interest	7,836	(1,107)	1,139	(52)	1,197	(40)	8,973	—	8,973
Total(2)	$22,817	$(3,846)	$3,551	$(211)	$4,177	$(148)	$26,340	$—	$26,340
Expected cash outflows (inflows)	$1,901	$(528)	$727	$(33)	$1,695	$(59)	$3,703	$(358)	$3,345
Potential recoveries
Undiscounted R&W	(174)	10	(108)	4	(374)	14	(628)	15	(613)
Other(3)	(1,780)	506	(255)	17	(302)	18	(1,796)	191	(1,605)
Total potential recoveries	(1,954)	516	(363)	21	(676)	32	(2,424)	206	(2,218)
Subtotal	(53)	(12)	364	(12)	1,019	(27)	1,279	(152)	1,127
Discount	13	1	(120)	3	(366)	6	(463)	44	(419)
Present value of expected cash flows	$(40)	$(11)	$244	$(9)	$653	$(21)	$816	$(108)	$708
Deferred premium revenue	$521	$(93)	$148	$(7)	$262	$(17)	$814	$(128)	$686
Reserves (salvage)(4)	$(137)	$5	$133	$(5)	$458	$(14)	$440	$(73)	$367

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of December 31, 2013

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks(1)	185	(72)	80	(24)	119	(34)	384	—	384
Remaining weighted-average contract period (in years)	10.5	8.1	8.3	5.9	9.8	7.2	10.5	—	10.5
Outstanding exposure:
Principal	$15,132	$(2,741)	$2,483	$(160)	$3,189	$(158)	$17,745	$—	$17,745
Interest	8,114	(1,144)	1,181	(53)	1,244	(52)	9,290	—	9,290
Total(2)	$23,246	$(3,885)	$3,664	$(213)	$4,433	$(210)	$27,035	$—	$27,035
Expected cash outflows (inflows)	$1,853	$(528)	$1,038	$(40)	$1,681	$(62)	$3,942	$(690)	$3,252
Potential recoveries
Undiscounted R&W	(105)	1	(201)	8	(356)	13	(640)	72	(568)
Other(3)	(1,774)	513	(470)	19	(351)	19	(2,044)	507	(1,537)
Total potential recoveries	(1,879)	514	(671)	27	(707)	32	(2,684)	579	(2,105)
Subtotal	(26)	(14)	367	(13)	974	(30)	1,258	(111)	1,147
Discount	13	—	(126)	3	(352)	5	(457)	51	(406)
Present value of expected cash flows	$(13)	$(14)	$241	$(10)	$622	$(25)	$801	$(60)	$741
Deferred premium revenue	$517	$(90)	$163	$(7)	$303	$(27)	$859	$(178)	$681
Reserves (salvage)(4)	$(114)	$1	$117	$(4)	$420	$(13)	$407	$(18)	$389
 ____________________

(1)	The ceded number of risks represents the number of risks for which the Company ceded a portion of its exposure.

(2)	Includes BIG amounts related to FG VIEs.

(3)	Includes excess spread and draws on HELOCs.

(4)	See table “Components of net reserves (salvage).”

Ratings Impact on Financial Guaranty Business

A downgrade of one of the Company’s insurance subsidiaries may result in increased claims under financial guaranties issued by the Company, if the insured obligors were unable to pay.

For example, AGM has issued financial guaranty insurance policies in respect of the obligations of municipal obligors under interest rate swaps. Under the swaps, AGM insures periodic payments owed by the municipal obligors to the bank counterparties. Under certain of the swaps, AGM also insures termination payments that may be owed by the municipal obligors to the bank counterparties. If (i) AGM has been downgraded below the rating trigger set forth in a swap under which it has insured the termination payment, which rating trigger varies on a transaction by transaction basis; (ii) the municipal obligor has the right to cure by, but has failed in, posting collateral, replacing AGM or otherwise curing the downgrade of AGM; (iii) the transaction documents include as a condition that an event of default or termination event with respect to the municipal obligor has occurred, such as the rating of the municipal obligor being downgraded past a specified level, and such condition has been met; (iv) the bank counterparty has elected to terminate the swap; (v) a termination payment is payable by the municipal obligor; and (vi) the municipal obligor has failed to make the termination payment payable by it, then AGM would be required to pay the termination payment due by the municipal obligor, in an amount not to exceed the policy limit set forth in the financial guaranty insurance policy. At AGM's current financial strength ratings, if the conditions giving rise to the obligation of AGM to make a termination payment under the swap termination policies were all satisfied, then AGM could pay claims in an amount not exceeding approximately $104 million in respect of such termination payments. Taking into consideration whether the rating of the municipal obligor is below any applicable specified trigger, if the financial strength ratings of AGM were further downgraded below "A" by S&P or below "A2" by Moody's, and the conditions giving rise to the obligation of AGM to make a payment under the swap policies were all satisfied, then AGM could pay claims in an additional amount not exceeding approximately $290 million in respect of such termination payments.

As another example, with respect to variable rate demand obligations ("VRDOs") for which a bank has agreed to provide a liquidity facility, a downgrade of AGM or AGC may provide the bank with the right to give notice to bondholders that the bank will terminate the liquidity facility, causing the bondholders to tender their bonds to the bank. Bonds held by the bank accrue interest at a “bank bond rate” that is higher than the rate otherwise borne by the bond (typically the prime rate plus 2.00% — 3.00%, and capped at the lesser of 25% and the maximum legal limit). In the event the bank holds such bonds for longer than a specified period of time, usually 90-180 days, the bank has the right to demand accelerated repayment of bond principal, usually through payment of equal installments over a period of not less than five years. In the event that a municipal obligor is unable to pay interest accruing at the bank bond rate or to pay principal during the shortened amortization period, a claim could be submitted to AGM or AGC under its financial guaranty policy. As of March 31, 2014, AGM and AGC had insured approximately $7.0 billion net par of VRDOs, of which approximately $0.4 billion of net par constituted VRDOs issued by municipal obligors rated BBB- or lower pursuant to the Company’s internal rating. The specific terms relating to the rating levels that trigger the bank’s termination right, and whether it is triggered by a downgrade by one rating agency or a downgrade by all rating agencies then rating the insurer, vary depending on the transaction.

In addition, AGM may be required to pay claims in respect of AGMH’s former financial products business if Dexia SA and its affiliates, from which the Company had purchased AGMH and its subsidiaries, do not comply with their obligations following a downgrade of the financial strength rating of AGM. Most of the guaranteed investment contracts ("GICs") insured by AGM allow for the withdrawal of GIC funds in the event of a downgrade of AGM, unless the relevant GIC issuer posts collateral or otherwise enhances its credit. Most GICs insured by AGM allow for the termination of the GIC contract and a withdrawal of GIC funds at the option of the GIC holder in the event of a downgrade of AGM below a specified threshold, generally below A- by S&P or A3 by Moody’s, with no right of the GIC issuer to avoid such withdrawal by posting collateral or otherwise enhancing its credit. Each GIC contract stipulates the thresholds below which the GIC issuer must post eligible collateral, along with the types of securities eligible for posting and the collateralization percentage applicable to each security type. These collateralization percentages range from 100% of the GIC balance for cash posted as collateral to, typically, 108% for asset-backed securities. If the entire aggregate accreted GIC balance of approximately $2.6 billion as of March 31, 2014 were terminated, the assets of the GIC issuers (which had an aggregate accreted principal of approximately $3.9 billion and an aggregate market value of approximately $3.7 billion) would be sufficient to fund the withdrawal of the GIC funds.

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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company may refine its methodologies and assumptions. During First Quarter 2014, no changes were made to the Company’s valuation models that had or are expected to have, a material impact on the Company’s consolidated balance sheets or statements of operations and comprehensive income.

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

Measured and Carried at Fair Value

Fixed-Maturity Securities and Short-term Investments

The fair value of bonds in the investment portfolio is generally based on prices received from third party pricing services or alternative pricing sources with reasonable levels of price transparency. The pricing services prepare estimates of fair value measurements using their pricing models, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. Additional valuation factors that can be taken into account are nominal spreads and liquidity adjustments. The pricing services evaluate each asset class based on relevant market and credit information, perceived market movements, and sector news. The market inputs used in the pricing evaluation, listed in the approximate order of priority include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events. Benchmark yields have in many cases taken priority over reported trades for securities that trade less frequently or those that are distressed trades, and therefore may not be indicative of the market. The extent of the use of each input is dependent on the asset class and the market conditions. Given the asset class, the priority of the use of inputs may change or some market inputs may not be relevant. Additionally, the valuation of fixed-maturity investments is more subjective when markets are less liquid due to the lack of market based inputs, which may increase the potential that the estimated fair value of an investment is not reflective of the price at which an actual transaction would occur.

Short-term investments, that are traded in active markets, are classified within Level 1 in the fair value hierarchy and are based on quoted market prices. Securities such as discount notes are classified within Level 2 because these securities are typically not actively traded due to their approaching maturity and, as such, their cost approximates fair value.

Prices determined based on models where at least one significant model assumption or input is unobservable, are considered to be Level 3 in the fair value hierarchy. As of March 31, 2014, the Company used models to price 38 fixed-maturity securities, which was 7.3% or $787 million of the Company’s fixed-maturity securities and short-term investments at fair value. Certain Level 3 securities were priced with the assistance of an independent third-party. The pricing is based on a discounted cash flow approach using the third-party’s proprietary pricing models. The models use inputs such as projected prepayment speeds;  severity assumptions; recovery lag assumptions; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price depreciation/appreciation rates based on macroeconomic forecasts and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the bond including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs could materially change the expected timing of cash flows within these securities which is a significant factor in determining the fair value of the securities.

Other Invested Assets

Other invested assets include investments carried and measured at fair value on a recurring basis of $88 million, and include primarily short-term investments, fixed-maturity securities classified as trading and investments in two vehicles that invest in the global property catastrophe risk market.

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

 Supplemental Executive Retirement Plans

The Company classifies the fair value measurement of the assets of the Company's various supplemental executive retirement plans as either Level 1 or Level 2. The fair value of these assets is valued based on the observable published daily values of the underlying mutual fund included in the aforementioned plans (Level 1) or based upon the net asset value of the funds if a published daily value is not available (Level 2). The net asset values are based on observable information.

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

The terms of the Company’s CDS contracts differ from more standardized credit derivative contracts sold by companies outside the financial guaranty industry. The non-standard terms include the absence of collateral support agreements or immediate settlement provisions. In addition, the Company employs relatively high attachment points and does not exit derivatives it sells or purchases for credit protection purposes, except under specific circumstances such as mutual agreements with counterparties. Management considers the non-standard terms of its credit derivative contracts in determining the fair value of these contracts.

Due to the lack of quoted prices and other observable inputs for its instruments or for similar instruments, the Company determines the fair value of its credit derivative contracts primarily through internally developed, proprietary models that use both observable and unobservable market data inputs to derive an estimate of the fair value of the Company's contracts in its principal markets (see "Assumptions and Inputs"). There is no established market where financial guaranty insured credit derivatives are actively traded, therefore, management has determined that the exit market for the Company’s credit derivatives is a hypothetical one based on its entry market. Management has tracked the historical pricing of the Company’s deals to establish historical price points in the hypothetical market that are used in the fair value calculation. These contracts are classified as Level 3 in the fair value hierarchy since there is reliance on at least one unobservable input deemed significant to the valuation model, most importantly the Company’s estimate of the value of the non-standard terms and conditions of its credit derivative contracts and of the Company’s current credit standing.

The Company’s models and the related assumptions are continuously reevaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely and relevant market information.

The fair value of the Company’s credit derivative contracts represents the difference between the present value of remaining premiums the Company expects to receive or pay and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge or pay for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the CDS contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. Consistent with previous years, market conditions at March 31, 2014 were such that market prices of the Company’s CDS contracts were not available.

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

·      The weighted average life which is based on Debt Service schedules.

  The rates used to discount future expected premium cash flows ranged from 0.20% to 3.53% at March 31, 2014 and 0.21% to 3.88% at December 31, 2013.

The Company obtains gross spreads on its outstanding contracts from market data sources published by third parties (e.g., dealer spread tables for the collateral similar to assets within the Company’s transactions), as well as collateral-specific spreads provided by trustees or obtained from market sources. If observable market credit spreads are not available or reliable for the underlying reference obligations, then market indices are used that most closely resemble the underlying reference obligations, considering asset class, credit quality rating and maturity of the underlying reference obligations. These indices are adjusted to reflect the non-standard terms of the Company’s CDS contracts. Market sources determine credit spreads by reviewing new issuance pricing for specific asset classes and receiving price quotes from their trading desks for the specific asset in question. Management validates these quotes by cross-referencing quotes received from one market source against quotes received from another market source to ensure reasonableness. In addition, the Company compares the relative change in price quotes received from one quarter to another, with the relative change experienced by published market indices for a specific asset class. Collateral specific spreads obtained from third-party, independent market sources are un-published spread quotes from market participants or market traders who are not trustees. Management obtains this information as the result of direct communication with these sources as part of the valuation process.

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

•	Actual collateral specific credit spreads (if up-to-date and reliable market-based spreads are available).

•	Deals priced or closed during a specific quarter within a specific asset class and specific rating.

•	Credit spreads interpolated based upon market indices.

•	Credit spreads provided by the counterparty of the CDS.

•	Credit spreads extrapolated based upon transactions of similar asset classes, similar ratings, and similar time to maturity.

Information by Credit Spread Type (1)

	As of March 31, 2014	As of December 31, 2013
Based on actual collateral specific spreads	6%	6%
Based on market indices	88%	88%
Provided by the CDS counterparty	6%	6%
Total	100%	100%
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

The Company interpolates a curve based on the historical relationship between the premium the Company receives when a credit derivative is closed to the daily closing price of the market index related to the specific asset class and rating of the deal. This curve indicates expected credit spreads at each indicative level on the related market index. For transactions with unique terms or characteristics where no price quotes are available, management extrapolates credit spreads based on a similar transaction for which the Company has received a spread quote from one of the first three sources within the Company’s spread hierarchy. This alternative transaction will be within the same asset class, have similar underlying assets, similar credit ratings, and similar time to maturity. The Company then calculates the percentage of relative spread change quarter over quarter for the alternative transaction. This percentage change is then applied to the historical credit spread of the transaction for which no price quote was received in order to calculate the transactions’ current spread. Counterparties determine credit spreads by reviewing new issuance pricing for specific asset classes and receiving price quotes from their trading desks for the specific asset in question. These quotes are validated by cross-referencing quotes received from one market source with those quotes received from another market source to ensure reasonableness.

The premium the Company receives is referred to as the “net spread.” The Company’s pricing model takes into account not only how credit spreads on risks that it assumes affect pricing, but also how the Company’s own credit spread affects the pricing of its deals. The Company’s own credit risk is factored into the determination of net spread based on the impact of changes in the quoted market price for credit protection bought on the Company, as reflected by quoted market prices on CDS referencing AGC or AGM. For credit spreads on the Company’s name the Company obtains the quoted price of CDS contracts traded on AGC and AGM from market data sources published by third parties. The cost to acquire CDS protection referencing AGC or AGM affects the amount of spread on CDS deals that the Company retains and, hence, their fair value. As the cost to acquire CDS protection referencing AGC or AGM increases, the amount of premium the Company retains on a deal generally decreases. As the cost to acquire CDS protection referencing AGC or AGM decreases, the amount of premium the Company retains on a deal generally increases. In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts. Given the current market conditions and the Company’s own credit spreads, approximately 24% and 61%, based on number of deals, of the Company's CDS contracts are fair valued using this minimum premium as of March 31, 2014 and December 31, 2013, respectively. The change period over period is driven by AGM's and AGC's credit spreads narrowing as a result of the recent S&P upgrades. As a result of this, the cost to hedge AGC's and AGM's name has declined significantly causing more transactions to price above previously established floor levels. The Company corroborates the assumptions in its fair value model, including the portion of exposure to AGC and AGM hedged by its counterparties, with independent third parties each reporting period. The current level of AGC’s and AGM’s own credit spread has resulted in the bank or deal originator hedging a significant portion of its exposure to AGC and AGM. This reduces the amount of contractual cash flows AGC and AGM can capture as premium for selling its protection.

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

	Scenario 1		Scenario 2
	bps	% of Total	bps	% of Total
Original gross spread/cash bond price (in bps)	185		500
Bank profit (in bps)	115	62%	50	10%
Hedge cost (in bps)	30	16%	440	88%
The premium the Company receives per annum (in bps)	40	22%	10	2%

In Scenario 1, the gross spread is 185 basis points. The bank or deal originator captures 115 basis points of the original gross spread and hedges 10% of its exposure to AGC, when the CDS spread on AGC was 300 basis points (300 basis points × 10% = 30 basis points). Under this scenario the Company receives premium of 40 basis points, or 22% of the gross spread.

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

In this example, the contractual cash flows (the Company premium received per annum above) exceed the amount a market participant would require the Company to pay in today’s market to accept its obligations under the CDS contract, thus resulting in an asset. This credit derivative asset is equal to the difference in premium rates discounted at the corresponding LIBOR over the weighted average remaining life of the contract multiplied by the par outstanding at a given point in time.

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

The primary weaknesses of the Company’s CDS modeling techniques are:

•	There is no exit market or actual exit transactions. Therefore the Company’s exit market is a hypothetical one based on the Company’s entry market.

•	There is a very limited market in which to validate the reasonableness of the fair values developed by the Company’s model.

•	At March 31, 2014 and December 31, 2013, the markets for the inputs to the model were highly illiquid, which impacts their reliability.

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

Fair Value Option on FG VIEs’ Assets and Liabilities

The Company elected the fair value option for all the FG VIEs’ assets and liabilities. See Note 9, Consolidated Variable Interest Entities.

The FG VIEs that are consolidated by the Company issued securities collateralized by first lien and second lien RMBS as well as loans and receivables. The lowest level input that is significant to the fair value measurement of these assets and liabilities was a Level 3 input (i.e. unobservable), therefore management classified them as Level 3 in the fair value hierarchy. Prices are generally determined with the assistance of an independent third-party. The pricing is based on a discounted cash flow approach and the third-party’s proprietary pricing models. The models to price the FG VIEs’ liabilities used, where appropriate, inputs such as estimated prepayment speeds; market values of the assets that collateralize the securities; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); yields implied by market prices for similar securities; house price depreciation/appreciation rates based on macroeconomic forecasts and, for those liabilities insured by the Company, the benefit from the Company’s insurance policy guaranteeing the timely payment of principal and interest for the FG VIE tranches insured by the Company, taking into account the timing of the potential default and the Company’s own credit rating. The third-party also utilizes an internal model to determine an appropriate yield at which to discount the cash flows of the security, by factoring in collateral types, weighted-average lives, and other structural attributes specific to the security being priced. The expected yield is further calibrated by utilizing algorithms designed to aggregate market color, received by the third-party, on comparable bonds.

The fair value of the Company’s FG VIE assets is generally sensitive to changes related to estimated prepayment speeds; estimated default rates (determined on the basis of an analysis of collateral attributes such as: historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); discount rates implied by market prices for similar securities; and house price depreciation/appreciation rates based on macroeconomic forecasts. Significant changes to some of these inputs could materially change the market value of the FG VIE’s assets and the implied collateral losses within the transaction. In general, the fair value of the FG VIE asset is most sensitive to changes in the projected collateral losses, where an increase in collateral losses typically leads to a decrease in the fair value of FG VIE assets, while a decrease in collateral losses typically leads to an increase in the fair value of FG VIE assets. These factors also directly impact the fair value of the Company’s FG VIE liabilities.

The fair value of the Company’s FG VIE liabilities is also generally sensitive to changes relating to estimated prepayment speeds; market values of the underlying assets; estimated default rates (determined on the basis of an analysis of collateral attributes such as: historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); discount rates implied by market prices for similar securities; and house price depreciation/

appreciation rates based on macroeconomic forecasts. In addition, the Company’s FG VIE liabilities with recourse are also sensitive to changes in the Company’s implied credit worthiness. Significant changes to any of these inputs could materially change the timing of expected losses within the insured transaction which is a significant factor in determining the implied benefit from the Company’s insurance policy guaranteeing the timely payment of principal and interest for the tranches of debt issued by the FG VIE that is insured by the Company. In general, extending the timing of expected loss payments by the Company into the future typically leads to a decrease in the value of the Company’s insurance and a decrease in the fair value of the Company’s FG VIE liabilities with recourse, while a shortening of the timing of expected loss payments by the Company typically leads to an increase in the value of the Company’s insurance and an increase in the fair value of the Company’s FG VIE liabilities with recourse.

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

The fair value of the notes payable that are recorded within long-term debt was determined by calculating the present value of the expected cash flows. The Company determines discounted future cash flows using market driven discount rates and a variety of assumptions, including a projection of the LIBOR rate, prepayment and default assumptions, and AGM CDS spreads. The fair value measurement was classified as Level 3 in the fair value hierarchy because there is a reliance on significant unobservable inputs to the valuation model, including the discount rates, prepayment and default assumptions, loss severity and recovery on delinquent loans.

Other Invested Assets

The fair value of the other invested assets, which consist of assets acquired in refinancing transactions, was determined by calculating the present value of the expected cash flows. The Company uses a market approach to determine discounted future cash flows using market driven discount rates and a variety of assumptions, including a projection of the LIBOR rate and prepayment and default assumptions. The fair value measurement was classified as Level 3 in the fair value hierarchy because there is a reliance on significant unobservable inputs to the valuation model, including the discount rates, prepayment and default assumptions, loss severity and recovery on delinquent loans.

Other Assets and Other Liabilities

The Company’s other assets and other liabilities consist predominantly of accrued interest, receivables for securities sold and payables for securities purchased, the carrying values of which approximate fair value.

Financial Instruments Carried at Fair Value

Amounts recorded at fair value in the Company’s financial statements are presented in the tables below.

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of March 31, 2014

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed-maturity securities
Obligations of state and political subdivisions	$5,249	$—	$5,211	$38
U.S. government and agencies	701	—	701	—
Corporate securities	1,427	—	1,289	138
Mortgage-backed securities:
RMBS	1,171	—	812	359
Commercial mortgage-backed securities ("CMBS")	670	—	670	—
Asset-backed securities	554	—	302	252
Foreign government securities	322	—	322	—
Total fixed-maturity securities	10,094	—	9,307	787
Short-term investments	720	438	282	—
Other invested assets (1)	94	—	40	54
Credit derivative assets	78	—	—	78
FG VIEs’ assets, at fair value	1,257	—	—	1,257
Other assets	77	29	11	37
Total assets carried at fair value	$12,320	$467	$9,640	$2,213
Liabilities:
Credit derivative liabilities	$2,001	$—	$—	$2,001
FG VIEs’ liabilities with recourse, at fair value	1,346	—	—	1,346
FG VIEs’ liabilities without recourse, at fair value	101	—	—	101
Total liabilities carried at fair value	$3,448	$—	$—	$3,448

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2013

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed-maturity securities
Obligations of state and political subdivisions	$5,079	$—	$5,043	$36
U.S. government and agencies	700	—	700	—
Corporate securities	1,340	—	1,204	136
Mortgage-backed securities:
RMBS	1,122	—	832	290
CMBS	549	—	549	—
Asset-backed securities	608	—	340	268
Foreign government securities	313	—	313	—
Total fixed-maturity securities	9,711	—	8,981	730
Short-term investments	904	506	398	—
Other invested assets (1)	127	—	119	8
Credit derivative assets	94	—	—	94
FG VIEs’ assets, at fair value	2,565	—	—	2,565
Other assets	84	27	11	46
Total assets carried at fair value	$13,485	$533	$9,509	$3,443
Liabilities:
Credit derivative liabilities	$1,787	$—	$—	$1,787
FG VIEs’ liabilities with recourse, at fair value	1,790	—	—	1,790
FG VIEs’ liabilities without recourse, at fair value	1,081	—	—	1,081
Total liabilities carried at fair value	$4,658	$—	$—	$4,658
 ____________________

(1)	Includes Level 3 mortgage loans that are recorded at fair value on a non-recurring basis.

Changes in Level 3 Fair Value Measurements

The table below presents a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during First Quarter 2014 and 2013.

Fair Value Level 3 Rollforward
Recurring Basis
First Quarter 2014

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		Other Invested Assets		FG VIEs’ Assets at Fair Value		Other Assets		Credit Derivative Asset (Liability), net(5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2013	$36		$136		$290		$268		$2		$2,565		$46		$(1,693)		$(1,790)		$(1,081)
Total pretax realized and unrealized gains/(losses) recorded in:(1)
Net income (loss)	1	(2)	3	(2)	4	(2)	7	(2)	—		82	(3)	(9)	(4)	(211)	(6)	(72)	(3)	(9)	(3)
Other comprehensive income (loss)	1		4		14		8		1		—		—		—		—		—
Purchases	—		—		53		—		45	(8)	—		—		—		—		—
Settlements	—		(5)		(15)		(31)		0		(286)		—		(19)		269		12
FG VIE consolidations	—		—		—		—		—		—		—		—		—		—
FG VIE deconsolidations	—		—		13		—		—		(1,104)		—		—		247		977
Fair value as of March 31, 2014	$38		$138		$359		$252		$48		$1,257		$37		$(1,923)		$(1,346)		$(101)
Change in unrealized gains/(losses) related to financial instruments held as of March 31, 2014	$1		$4		$15		$7		$1		$25		$(9)		$(232)		$(28)		$(10)

Fair Value Level 3 Rollforward
Recurring Basis
First Quarter 2013

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		RMBS		Asset- Backed Securities		Other Invested Assets		FG VIEs’ Assets at Fair Value		Other Assets		Credit Derivative Asset (Liability), net(5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2012	$35		$219		$306		$1		$2,688		$36		$(1,793)		$(2,090)		$(1,051)
Total pretax realized and unrealized gains/(losses) recorded in:(1)
Net income (loss)	1	(2)	5	(2)	4	(2)	0	(7)	215	(3)	(10)	(4)	(592)	(6)	(81)	(3)	(74)	(3)
Other comprehensive income (loss)	0		7		(22)		0		—		—		—		—		—
Purchases	—		3		—		—		—		—		—		—		—
Settlements	(1)		(11)		(2)		—		(138)		—		(8)		112		55
FG VIE consolidations	—		(2)		—		—		48		—		—		(12)		(37)
Fair value as of March 31, 2013	$35		$221		$286		$1		$2,813		$26		$(2,393)		$(2,071)		$(1,107)
Change in unrealized gains/(losses) related to financial instruments held as of March 31, 2013	$0		$9		$(22)		$0		$199		$(10)		$(611)		$(83)		$(94)
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

(8)    Non cash transaction.

Level 3 Fair Value Disclosures

Quantitative Information About Level 3 Fair Value Inputs
At March 31, 2014

Financial Instrument Description	Fair Value at March 31, 2014 (in millions)	Valuation Technique	Significant Unobservable Inputs	Range
Assets:
Fixed-maturity securities:
Obligations of state and political subdivisions	$38	Discounted	Rate of inflation	1.0%	-	3.0%
		cash flow	Cash flow receipts	0.5%	-	62.3%
			Yield	4.6%		9.0%
			Collateral recovery period	4 months	-	34 years

Corporate	138	Discounted	Yield	8.0%
		cash flow

RMBS	359	Discounted	CPR	0.3%	-	15.8%
		cash flow	CDR	4.1%	-	25.8%
			Severity	48.1%	-	101.8%
			Yield	2.6%	-	8.7%
Asset-backed securities:
Investor owned utility	119	Discounted cash flow	Liquidation value (in millions)	$177	-	$274
			Years to liquidation	0 years	-	3 years
			Collateral recovery period	9 months	-	5 years
			Discount factor	7.0%

XXX life insurance transactions	133	Discounted	Yield	12.5%
		cash flow

Other invested assets	54	Discounted cash flow	Discount for lack of liquidity	10.0%	-	20.0%
			Recovery on delinquent loans	20.0%	-	60.0%
			Default rates	0.0%	-	10.0%
			Loss severity	40.0%	-	90.0%
			Prepayment speeds	6.0%	-	15.0%
			Net asset value (per share)	$1,010		$1,020

FG VIEs’ assets, at fair value	1,257	Discounted	CPR	0.3%	-	11.8%
		cash flow	CDR	3.0%	-	25.8%
			Loss severity	38.1%	-	102.0%
			Yield	3.5%	-	12.0%

Financial Instrument Description	Fair Value at March 31, 2014 (in millions)	Valuation Technique	Significant Unobservable Inputs	Range
Other assets	37	Discounted cash flow	Quotes from third party pricing	$53	-	$57
			Term (years)	5 years

Liabilities:
Credit derivative liabilities, net	(1,923)	Discounted	Year 1 loss estimates	0.0%	-	48.0%
		cash flow	Hedge cost (in bps)	13.8	-	305.0
			Bank profit (in bps)	1.0	-	1,435.5
			Internal floor (in bps)	7.0	-	100.0
			Internal credit rating	AAA	-	CCC

FG VIEs’ liabilities, at fair value	(1,447)	Discounted	CPR	0.3%	-	11.8%
		cash flow	CDR	3.0%	-	25.8%
			Loss severity	38.1%	-	102.0%
			Yield	3.5%	-	12.0%

Quantitative Information About Level 3 Fair Value Inputs
At December 31, 2013

Financial Instrument Description	Fair Value at December 31, 2013 (in millions)	Valuation Technique	Significant Unobservable Inputs	Range
Assets:
Fixed-maturity securities:
Obligations of state and political subdivisions	$36	Discounted	Rate of inflation	1.0%	-	3.0%
		cash flow	Cash flow receipts	0.5%	-	60.9%
			Discount rates	4.6%		9.0%
			Collateral recovery period	1 month	-	10 years

Corporate securities	136	Discounted	Yield	8.3%
		cash flow

RMBS	290	Discounted	CPR	1.0%	-	15.8%
		cash flow	CDR	5.0%	-	25.8%
			Severity	48.1%	-	102.5%
			Yield	2.5%	-	9.4%
Asset-backed securities:
Investor owned utility	141	Discounted cash flow	Liquidation value (in millions)	$195	-	$245
			Years to liquidation	0 years	-	3 years
			Collateral recovery period	12 months		6 years
			Discount factor	15.3%

XXX life insurance transactions	127	Discounted	Yield	12.5%
		cash flow

Other invested assets	8	Discounted cash flow	Discount for lack of liquidity	10.0%	-	20.0%
			Recovery on delinquent loans	20.0%	-	60.0%
			Default rates	1.0%	-	10.0%
			Loss severity	40.0%	-	90.0%
			Prepayment speeds	6.0%	-	15.0%

FG VIEs’ assets, at fair value	2,565	Discounted	CPR	0.3%	-	11.8%
		cash flow	CDR	3.0%	-	25.8%
			Loss severity	37.5%	-	102.0%
			Yield	3.5%	-	10.2%

Financial Instrument Description	Fair Value at December 31, 2013 (in millions)	Valuation Technique	Significant Unobservable Inputs	Range
Other assets	46	Discounted cash flow	Quotes from third party pricing	$47	-	$53
			Term (years)	5 years

Liabilities:
Credit derivative liabilities, net	(1,693)	Discounted	Year 1 loss estimates	0.0%	-	48.0%
		cash flow	Hedge cost (in bps)	46.3	-	525.0
			Bank profit (in bps)	1.0	-	1,418.5
			Internal floor (in bps)	7.0	-	100.0
			Internal credit rating	AAA	-	BIG

FG VIEs’ liabilities, at fair value	(2,871)	Discounted	CPR	0.3%	-	11.8%
		cash flow	CDR	3.0%	-	25.8%
			Loss severity	37.5%	-	102.0%
			Yield	3.5%	-	10.2%

The carrying amount and estimated fair value of the Company’s financial instruments are presented in the following table.

Fair Value of Financial Instruments

	As of March 31, 2014		As of December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets:
Fixed-maturity securities	$10,094	$10,094	$9,711	$9,711
Short-term investments	720	720	904	904
Other invested assets	113	116	147	155
Credit derivative assets	78	78	94	94
FG VIEs’ assets, at fair value	1,257	1,257	2,565	2,565
Other assets	181	181	179	179
Liabilities:
Financial guaranty insurance contracts(1)	3,693	5,644	3,783	5,128
Long-term debt	812	1,050	816	970
Credit derivative liabilities	2,001	2,001	1,787	1,787
FG VIEs’ liabilities with recourse, at fair value	1,346	1,346	1,790	1,790
FG VIEs’ liabilities without recourse, at fair value	101	101	1,081	1,081
Other liabilities	62	62	36	36
____________________

(1)	Carrying amount includes the assets and liabilities related to financial guaranty insurance contract premiums, losses, and salvage and subrogation and other recoverables net of reinsurance.

8.	Financial Guaranty Contracts Accounted for as Credit Derivatives

Credit Derivatives

The Company has a portfolio of financial guaranty contracts that meet the definition of a derivative in accordance with GAAP (primarily CDS).

Credit derivative transactions are governed by ISDA documentation and have different characteristics from financial guaranty insurance contracts. For example, the Company’s control rights with respect to a reference obligation under a credit derivative may be more limited than when the Company issues a financial guaranty insurance contract. In addition, there are more circumstances under which the Company may be obligated to make payments. Similar to a financial guaranty insurance contract, the Company would be obligated to pay if the obligor failed to make a scheduled payment of principal or interest in full. However, the Company may also be required to pay if the obligor became bankrupt or if the reference obligation were restructured if, after negotiation, those credit events are specified in the documentation for the credit derivative transactions. Furthermore, the Company may be required to make a payment due to an event that is unrelated to the performance of the obligation referenced in the credit derivative. If events of default or termination events specified in the credit derivative documentation were to occur, the non-defaulting or the non-affected party, which may be either the Company or the counterparty, depending upon the circumstances, may decide to terminate a credit derivative prior to maturity. In that case, the Company may be required to make a termination payment to its swap counterparty upon such termination. The Company may not unilaterally terminate a CDS contract; however, the Company on occasion has mutually agreed with various counterparties to terminate certain CDS transactions.

Credit Derivative Net Par Outstanding by Sector

The estimated remaining weighted average life of credit derivatives was 4.0 years at March 31, 2014 and 4.1 years at December 31, 2013. The components of the Company’s credit derivative net par outstanding are presented below.

Credit Derivatives
Subordination and Ratings

	As of March 31, 2014				As of December 31, 2013
Asset Type	Net Par Outstanding	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Rating	Net Par Outstanding	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Rating
	(dollars in millions)
Pooled corporate obligations:
Collateralized loan obligation/collateral bond obligations	$17,634	32.4%	36.1%	AAA	$19,323	32.4%	34.0%	AAA
Synthetic investment grade pooled corporate	9,759	21.6	20.3	AAA	9,754	21.6	20.0	AAA
Synthetic high yield pooled corporate	2,690	47.2	41.3	AAA	2,690	47.2	41.1	AAA
TruPS CDOs	3,436	45.4	33.7	BB	3,554	45.5	32.9	BB+
Market value CDOs of corporate obligations	1,807	23.6	30.6	AAA	2,000	24.4	30.5	AAA
Total pooled corporate obligations	35,326	31.4	31.6	AAA	37,321	31.5	30.6	AAA
U.S. RMBS:
Option ARM and Alt-A first lien	2,520	19.1	7.6	BB-	2,609	19.2	8.6	BB-
Subprime first lien	2,837	30.6	51.3	AA-	2,930	30.5	51.9	AA-
Prime first lien	258	10.9	1.8	CCC	264	10.9	3.2	CCC
Closed-end second lien and HELOCs	22	—	—	B-	23	—	—	B+
Total U.S. RMBS	5,637	24.4	29.2	BBB	5,826	24.4	30.1	BBB
CMBS	2,822	33.5	42.5	AAA	3,744	33.5	42.5	AAA
Other	7,533	—	—	A-	7,591	—	—	A-
Total	$51,318			AA+	$54,482			AA+
____________________

(1)	Represents the sum of subordinate tranches and over-collateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

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

The Company’s exposure to “Other” CDS contracts is also highly diversified. It includes $2.5 billion of exposure to two pooled infrastructure transactions comprising diversified pools of international infrastructure project transactions and loans to regulated utilities. These pools were all structured with underlying credit enhancement sufficient for the Company to attach at AAA levels at origination. The remaining $5.0 billion of exposure in “Other” CDS contracts comprises numerous deals across various asset classes, such as commercial receivables, international RMBS, infrastructure, regulated utilities and consumer receivables. Of the total net par outstanding in the "Other" sector, $0.5 billion is rated BIG.

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	As of March 31, 2014		As of December 31, 2013
Ratings	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
AAA	$35,157	68.5%	$38,244	70.2%
AA	3,660	7.1	3,648	6.7
A	3,621	7.1	3,636	6.7
BBB	4,304	8.4	4,161	7.6
BIG	4,576	8.9	4,793	8.8
Credit derivative net par outstanding	$51,318	100.0%	$54,482	100.0%

Fair Value of Credit Derivatives

Net Change in Fair Value of Credit Derivatives Gain (Loss)

	First Quarter
	2014	2013
	(in millions)
Realized gains on credit derivatives (1)	$20	$28
Net credit derivative losses (paid and payable) recovered and recoverable	(1)	(10)
Realized gains (losses) and other settlements on credit derivatives	19	18
Net change in unrealized gains (losses) on credit derivatives (2)	(230)	(610)
Net change in fair value of credit derivatives	$(211)	$(592)
____________________

(1)
Includes accelerations due to terminations of CDS contracts of $0.2 million and $1 million related to net par of $1.1 billion and $1.1 billion for First Quarter 2014 and First Quarter 2013, respectively.

(2)
Except for net estimated credit impairments (i.e., net expected loss to be paid as discussed in Note 5), the unrealized gains and losses on credit derivatives are expected to reduce to zero as the exposure approaches its maturity date. With considerable volatility continuing in the market, unrealized gains (losses) on credit derivatives may fluctuate significantly in future periods.

Net Change in Unrealized Gains (Losses) on Credit Derivatives By Sector

	First Quarter
Asset Type	2014	2013
	(in millions)
Pooled corporate obligations	$(58)	$(105)
U.S. RMBS	(140)	(457)
CMBS	0	(3)
Other	(32)	(45)
Total (1)	$(230)	$(610)
   ____________________

(1)	“Other” includes all other U.S. and international asset classes, such as commercial receivables, international infrastructure, international RMBS securities, and pooled infrastructure securities.

During First Quarter 2014, unrealized fair value losses were generated primarily in the U.S. RMBS prime first lien, Alt-A, Option ARM and subprime sectors, as well as pooled corporate obligations, due to wider implied net spreads. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC’s name as the market cost of AGC’s credit protection decreased significantly during the period. These transactions were pricing at or above their floor levels (or the minimum rate at which the Company would consider assuming these risks based on historical experience); therefore when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, decreased, the implied spreads that the Company would expect to receive on these transactions increased. The cost of AGM’s credit protection also decreased during First Quarter 2014 generating unrealized fair value losses on a XXX life insurance securitization transaction, due to wider implied net spreads. This did not have a significant impact on the remainder of AGM’s portfolio, as a significant portion of AGM’s policies continue to price at floor levels.

During First Quarter 2013, unrealized fair value losses were generated primarily in the U.S. RMBS sectors, as well as pooled corporate obligations, due to wider implied net spreads. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC's name as the market cost of AGC's credit protection decreased significantly during the period. These transactions were pricing at or above their floor levels. To calculate the fair value of the CDS contracts, the Company matches the tenor of the CDS contracts in the Company's portfolio to the tenor of the CDS spread purchased in AGC's name. The cost of AGM's 5 Year and 1 Year credit protection also decreased during First Quarter 2013, but did not lead to significant fair value losses, as a significant portion of AGM policies continue to price at floor levels. First Quarter 2013 changes in fair value of credit derivatives in the Other category included a $20 million loss for guaranteed interest rate swaps identified during the quarter.

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

Five-Year CDS Spread
on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of March 31, 2014	As of December 31, 2013	As of March 31, 2013	As of December 31, 2012
AGC	291	460	397	678
AGM	305	525	380	536

One-Year CDS Spread
on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of March 31, 2014	As of December 31, 2013	As of March 31, 2013	As of December 31, 2012
AGC	55	185	59	270
AGM	70	220	60	257

Fair Value of Credit Derivatives
and Effect of AGC and AGM
Credit Spreads

	As of March 31, 2014	As of December 31, 2013
	(in millions)
Fair value of credit derivatives before effect of AGC and AGM credit spreads	$(3,095)	$(3,442)
Plus: Effect of AGC and AGM credit spreads	1,172	1,749
Net fair value of credit derivatives	$(1,923)	$(1,693)

The fair value of CDS contracts at March 31, 2014, before considering the implications of AGC’s and AGM’s credit spreads, is a direct result of continued wide credit spreads in the fixed income security markets and ratings downgrades. The asset classes that remain most affected are 2005-2007 vintages of prime first lien, Alt-A, Option ARM, subprime RMBS deals as well as trust-preferred and pooled corporate securities. Comparing March 31, 2014 with December 31, 2013, there was a narrowing of spreads primarily related to Alt-A first lien, Option ARM, and subprime RMBS transactions, as well as the Company's pooled corporate obligations. This narrowing of spreads combined with the runoff of par outstanding and termination of securities, resulted in a gain of approximately $347 million, before taking into account AGC’s or AGM’s credit spreads.

Management believes that the trading level of AGC’s and AGM’s credit spreads over the past several years has been due to the correlation between AGC’s and AGM’s risk profile and the current risk profile of the broader financial markets and to increased demand for credit protection against AGC and AGM as the result of its financial guaranty volume, as well as the overall lack of liquidity in the CDS market. Offsetting the benefit attributable to AGC’s and AGM’s credit spread were higher credit spreads in the fixed income security markets. The higher credit spreads in the fixed income security market are due to the lack of liquidity in the high yield CDO, TruPS CDO, and CLO markets as well as continuing market concerns over the 2005-2007 vintages of RMBS.

The following table presents the fair value and the present value of expected claim payments or recoveries (i.e. net expected loss to be paid as described in Note 5) for contracts accounted for as derivatives.

Net Fair Value and Expected Losses In Excess of Premiums
of Credit Derivatives by Sector

	Fair Value of Credit Derivative Asset (Liability), net		Present Value of Expected Claim (Payments) Recoveries In Excess of Premiums (1)
Asset Type	As of March 31, 2014	As of December 31, 2013	As of March 31, 2014	As of December 31, 2013
	(in millions)
Pooled corporate obligations	$(89)	$(30)	$(20)	$(35)
U.S. RMBS	(1,448)	(1,308)	(154)	(147)
CMBS	(2)	(2)	—	—
Other	(384)	(353)	40	43
Total	$(1,923)	$(1,693)	$(134)	$(139)
____________________

(1)
Represents the expected claim payments (recoveries) in excess of the present value of future installment fees to be received of $39 million as of March 31, 2014 and $45 million as of December 31, 2013. Includes R&W benefit of $175 million as of March 31, 2014 and $180 million as of December 31, 2013.

Ratings Sensitivities of Credit Derivative Contracts

Within the Company’s insured CDS portfolio, the transaction documentation for approximately $1.6 billion in CDS gross par insured as of March 31, 2014 provides that a downgrade of AGC's financial strength rating below BBB- or Baa3 would constitute a termination event that would allow the relevant CDS counterparty to terminate the affected transactions. As of December 31, 2013 such amount was $1.7 billion. If the CDS counterparty elected to terminate the affected transactions, AGC could be required to make a termination payment (or may be entitled to receive a termination payment from the CDS counterparty). The Company does not believe that it can accurately estimate the termination payments AGC could be required to make if, as a result of any such downgrade, a CDS counterparty terminated the affected transactions. These payments could have a material adverse effect on the Company’s liquidity and financial condition.

The transaction documentation for approximately $9.8 billion in CDS gross par insured as of March 31, 2014 requires AGC and Assured Guaranty Re Overseas Ltd. ("AGRO") to post eligible collateral to secure its obligations to make payments under such contracts. Eligible collateral is generally cash or U.S. government or agency securities; eligible collateral other than cash is valued at a discount to the face amount. For approximately $9.5 billion of such contracts, AGC has negotiated caps such that the posting requirement cannot exceed a certain fixed amount, regardless of the mark-to-market valuation of the exposure or the financial strength ratings of AGC. For such contracts, AGC need not post on a cash basis more than $665 million, although the value of the collateral posted may exceed such fixed amount depending on the advance rate agreed with the counterparty for the particular type of collateral posted. For the remaining approximately $341 million of such contracts, AGC or AGRO could be required from time to time to post additional collateral without such cap based on movements in the mark-to-market valuation of the underlying exposure. As of March 31, 2014, the Company was posting approximately $669 million to secure obligations under its CDS exposure, of which approximately $54 million related to such $341 million of notional. As of December 31, 2013, the Company was posting approximately $677 million, of which approximately $62 million related to $347 million of notional where AGC or AGRO could be required to post additional collateral based on movements in the mark-to-market valuation of the underlying exposure.

Sensitivity to Changes in Credit Spread

The following table summarizes the estimated change in fair values on the net balance of the Company’s credit derivative positions assuming immediate parallel shifts in credit spreads on AGC and AGM and on the risks that they both assume.

Effect of Changes in Credit Spread
As of March 31, 2014

Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
100% widening in spreads	$(3,936)	$(2,013)
50% widening in spreads	(2,929)	(1,006)
25% widening in spreads	(2,426)	(503)
10% widening in spreads	(2,124)	(201)
Base Scenario	(1,923)	—
10% narrowing in spreads	(1,737)	186
25% narrowing in spreads	(1,457)	466
50% narrowing in spreads	(991)	932
 ____________________

(1)	Includes the effects of spreads on both the underlying asset classes and the Company’s own credit spread.

9.	Consolidated Variable Interest Entities

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

AGC and AGM are not primarily liable for the debt obligations issued by the VIEs they insure and would only be required to make payments on these insured debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due. AGL’s and its Subsidiaries’ creditors do not have any rights with regard to the collateral supporting the debt issued by the FG VIEs. Proceeds from sales, maturities, prepayments and interest from such underlying collateral may only be used to pay Debt Service on VIE liabilities. Net fair value gains and losses on FG VIEs are expected to reverse to zero at maturity of the VIE debt, except for net premiums received and net claims paid by AGC or AGM under the financial guaranty insurance contract. The Company’s estimate of expected loss to be paid for FG VIEs is included in Note 5, Expected Loss to be Paid.

As part of the terms of its financial guaranty contracts, the Company obtains certain protective rights with respect to the VIE that are triggered by the occurrence of certain events, such as failure to be in compliance with a covenant due to poor deal performance or a deterioration in a servicer or collateral manager's financial condition. At deal inception, the Company typically is not deemed to control a VIE; however, once a trigger event occurs, the Company's control of the VIE typically increases. The Company continuously evaluates its power to direct the activities that most significantly impact the economic performance of VIEs that have debt obligations insured by the Company and, accordingly, where the Company is obligated to absorb VIE losses or receive benefits that could potentially be significant to the VIE. The Company obtains protective rights under its insurance contracts that give the Company additional controls over a VIE if there is either deterioration of deal performance or in the financial health of the deal servicer. The Company is deemed to be the control party for certain VIEs under GAAP, typically when its protective rights give it the power to both terminate and replace the deal servicer, which are characteristics specific to the Company's financial guaranty contracts. If the protective rights that could make the Company the control party have not been triggered, then the VIE is not consolidated. If the Company is deemed no longer to have those protective rights, the transaction is deconsolidated. As of March 31, 2014 and December 31, 2013, the Company had issued financial guaranty contracts for approximately 950 and 1,000 VIEs, respectively, that it did not consolidate.

Consolidated FG VIEs

Number of FG VIE's Consolidated

	As of March 31, 2014	As of December 31, 2013

Beginning of the period	40	33
Consolidated (1)	—	11
Deconsolidated (1)	(7)	(3)
Matured	(2)	(1)
End of the period	31	40
____________________

(1)
Net gain on deconsolidation was $120 million in First Quarter 2014, and a net loss on consolidation and deconsolidation was $7 million in 2013, and recorded in “fair value gains (losses) on FG VIEs” in the consolidated statement of operations.

The total unpaid principal balance for the FG VIEs’ assets that were over 90 days or more past due was approximately $201 million at March 31, 2014 and $750 million at December 31, 2013. The aggregate unpaid principal of the FG VIEs’ assets was approximately $1,159 million greater than the aggregate fair value at March 31, 2014, excluding the effect of R&W settlements. The aggregate unpaid principal of the FG VIEs’ assets was approximately $1,940 million greater than the aggregate fair value at December 31, 2013, excluding the effect of R&W settlements. The change in the instrument-specific credit risk of the FG VIEs’ assets that was recorded in the consolidated statements of operations for First Quarter 2014 and First Quarter 2013 were gains of $58 million and $71 million, respectively.

The unpaid principal for FG VIE liabilities with recourse was $1,783 million and $2,316 million as of March 31, 2014 and December 31, 2013, respectively. FG VIE liabilities with recourse will mature at various dates ranging from 2025 to 2038. The aggregate unpaid principal balance was approximately $954 million greater than the aggregate fair value of the FG VIEs’ liabilities as of March 31, 2014. The aggregate unpaid principal balance was approximately $1,611 million greater than the aggregate fair value of the FG VIEs' liabilities as of December 31, 2013.

The table below shows the carrying value of the consolidated FG VIEs’ assets and liabilities in the consolidated financial statements, segregated by the types of assets that collateralize their respective debt obligations.

Consolidated FG VIEs
By Type of Collateral

	As of March 31, 2014		As of December 31, 2013
	Assets	Liabilities	Assets	Liabilities
	(in millions)
With recourse:
First lien	$505	$599	$630	$791
Second lien	256	387	460	640
Other	360	360	359	359
Total with recourse	1,121	1,346	1,449	1,790
Without recourse	136	101	1,116	1,081
Total	$1,257	$1,447	$2,565	$2,871

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

Effect of Consolidating FG VIEs on Net Income,
Cash Flows From Operating Activities and Shareholders’ Equity

	First Quarter
	2014	2013
	(in millions)
Net earned premiums	$(17)	$(18)
Net investment income	(3)	(3)
Net realized investment gains (losses)	0	1
Fair value gains (losses) on FG VIEs	157	70
Other income	(2)	—
Loss and LAE	(1)	(7)
Effect on net income before tax provision	134	43
Less: tax provision (benefit)	47	15
Effect on net income (loss)	$87	$28

Effect on cash flows from operating activities	$(8)	$21

	As of March 31, 2014	As of December 31, 2013
	(in millions)
Effect on shareholders’ equity (decrease) increase	$(87)	$(172)

Fair value gains (losses) on FG VIEs represent the net change in fair value on the consolidated FG VIEs’ assets and liabilities. During First Quarter 2014, the Company recorded a pre-tax net fair value gain of consolidated FG VIEs of $157 million. The primary driver of this gain, $120 million, was a result of the deconsolidation of seven VIEs. There was an additional gain of $37 million resulting from the Company exercising its option to accelerate two second lien RMBS VIEs. These two VIEs were treated as maturities during the period.

For First Quarter 2013, the Company recorded a pre-tax fair value gain on FG VIEs of $70 million. The majority of this gain, approximately $64 million, was the result of a R&W benefit on two Flagstar policies recognized during the quarter. There was also price appreciation across all of the Company's FG VIE assets and liabilities as a result of the overall financial market continuing to improve in First Quarter 2013. The most significant price appreciation occurred in several HELOC transactions where the price appreciation was slightly greater on the FG VIE assets than on the FG VIE liabilities. This was a result of improved performance in the underlying collateral of these securities during the period.

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

Net Investment Income and Realized Gains (Losses)

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets. Accrued investment income on fixed-maturity securities, short-term investments and assets acquired in refinancing transactions was $95 million and $93 million as of March 31, 2014 and December 31, 2013, respectively.

Net Investment Income

	First Quarter
	2014	2013
	(in millions)
Income from fixed-maturity securities managed by third parties	$80	$79
Income from internally managed securities:
Fixed maturities	20	16
Other invested assets	5	1
Gross investment income	105	96
Investment expenses	(2)	(2)
Net investment income	$103	$94

Net Realized Investment Gains (Losses)

	First Quarter
	2014	2013
	(in millions)
Gross realized gains on available-for-sale securities	$4	$6
Gross realized gains on other assets in investment portfolio	5	33
Gross realized losses on available-for-sale securities	(2)	(4)
Gross realized losses on other assets in investment portfolio	0	(2)
Other-than-temporary impairment	(5)	(5)
Net realized investment gains (losses)	$2	$28

The following table presents the roll-forward of the credit losses of fixed-maturity securities for which the Company has recognized an other-than-temporary-impairment and where the portion of the fair value adjustment related to other factors was recognized in other comprehensive income ("OCI").

Roll Forward of Credit Losses
in the Investment Portfolio

	First Quarter
	2014	2013
	(in millions)
Balance, beginning of period	$80	$64
Additions for credit losses on securities for which an other-than-temporary-impairment was not previously recognized	1	1
Additions for credit losses on securities for which an other-than-temporary-impairment was previously recognized	4	4
Balance, end of period	$85	$69

Investment Portfolio

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of March 31, 2014

Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI(2) Gain (Loss) on Securities with Other-Than-Temporary Impairment	Weighted Average Credit Quality (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	48%	$4,982	$281	$(14)	$5,249	$7	AA
U.S. government and agencies	7	674	32	(5)	701	—	AA+
Corporate securities	13	1,382	55	(10)	1,427	0	A
Mortgage-backed securities(4):	0
RMBS	11	1,182	44	(55)	1,171	(31)	A
CMBS	6	656	16	(2)	670	—	AAA
Asset-backed securities	5	544	13	(3)	554	3	BBB+
Foreign government securities	3	309	14	(1)	322	—	AA+
Total fixed-maturity securities	93	9,729	455	(90)	10,094	(21)	AA-
Short-term investments	7	720	0	0	720	—	AAA
Total investment portfolio	100%	$10,449	$455	$(90)	$10,814	$(21)	AA-

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of December 31, 2013

Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Gain (Loss) on Securities with Other-Than-Temporary Impairment	Weighted Average Credit Quality (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	47%	$4,899	$219	$(39)	$5,079	$4	AA
U.S. government and agencies	7	674	32	(6)	700	—	AA+
Corporate securities	13	1,314	44	(18)	1,340	0	A
Mortgage-backed securities(4):
RMBS	11	1,160	34	(72)	1,122	(43)	A
CMBS	5	536	17	(4)	549	—	AAA
Asset-backed securities	6	605	10	(7)	608	2	BBB+
Foreign government securities	3	300	14	(1)	313	—	AA+
Total fixed-maturity securities	91	9,488	370	(147)	9,711	(37)	AA-
Short-term investments	9	904	0	0	904	—	AAA
Total investment portfolio	100%	$10,392	$370	$(147)	$10,615	$(37)	AA-
____________________

(1)	Based on amortized cost.

(2)	Accumulated OCI ("AOCI"). See also Note 17, Shareholders' Equity.

(3)
Ratings in the tables above represent the lower of the Moody’s and S&P classifications except for bonds purchased for loss mitigation or risk management strategies, which use internal ratings classifications. The Company’s portfolio consists primarily of high-quality, liquid instruments.

(4)	Government-agency obligations were approximately 45% of mortgage backed securities as of March 31, 2014 and 50% as of December 31, 2013 based on fair value.

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

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of March 31, 2014

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(dollars in millions)
Obligations of state and political subdivisions	$458	$(14)	$13	$0	$471	$(14)
U.S. government and agencies	175	(5)	—	—	175	(5)
Corporate securities	307	(9)	10	(1)	317	(10)
Mortgage-backed securities:
RMBS	317	(13)	155	(42)	472	(55)
CMBS	93	(2)	—	—	93	(2)
Asset-backed securities	21	0	44	(3)	65	(3)
Foreign government securities	59	(1)	—	—	59	(1)
Total	$1,430	$(44)	$222	$(46)	$1,652	$(90)
Number of securities		307		30		337
Number of securities with other-than-temporary impairment		3		11		14

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2013

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(dollars in millions)
Obligations of state and political subdivisions	$781	$(39)	$5	$0	$786	$(39)
U.S. government and agencies	173	(6)	—	—	173	(6)
Corporate securities	401	(18)	3	0	404	(18)
Mortgage-backed securities:
RMBS	414	(21)	186	(51)	600	(72)
CMBS	121	(4)	—	—	121	(4)
Asset-backed securities	196	(2)	42	(5)	238	(7)
Foreign government securities	54	(1)	1	0	55	(1)
Total	$2,140	$(91)	$237	$(56)	$2,377	$(147)
Number of securities		425		33		458
Number of securities with other-than-temporary impairment		13		11		24

Of the securities in an unrealized loss position for 12 months or more as of March 31, 2014, nine securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of March 31, 2014 was $38 million. The Company has determined that the unrealized losses recorded as of March 31, 2014 are yield related and not the result of other-than-temporary-impairment.

The amortized cost and estimated fair value of available-for-sale fixed maturity securities by contractual maturity as of March 31, 2014 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of March 31, 2014

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$301	$304
Due after one year through five years	1,767	1,843
Due after five years through 10 years	2,375	2,481
Due after 10 years	3,448	3,625
Mortgage-backed securities:
RMBS	1,182	1,171
CMBS	656	670
Total	$9,729	$10,094

Under agreements with its cedants and in accordance with statutory requirements, the Company maintains fixed maturity securities and cash in trust accounts for the benefit of reinsured companies, which amounted to $397 million and $377 million as of March 31, 2014 and December 31, 2013, respectively, based on fair value. In addition, to fulfill state licensing requirements the Company has placed on deposit eligible securities of $19 million and $19 million as of March 31, 2014 and December 31, 2013, respectively, based on fair value.

The fair value of the Company’s pledged securities under credit derivative contracts totaled $669 million and $677 million as of March 31, 2014 and December 31, 2013, respectively.

No material investments of the Company were non-income producing for First Quarter 2014 and 2013, respectively.

Internally Managed Portfolio

The investment portfolio tables shown above include both assets managed externally and internally. In the table below, more detailed information is provided for the component of the total investment portfolio that is internally managed (excluding short-term investments). The internally managed portfolio, as defined below, represents approximately 9% and 9% of the investment portfolio, on a fair value basis as of March 31, 2014 and December 31, 2013, respectively. The internally managed portfolio consists primarily of the Company's investments in securities for (i) loss mitigation purposes, (ii) other risk management purposes and (iii) where the Company believes a particular security presents an attractive investment opportunity (the "trading portfolio").

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

Internally Managed Portfolio
Carrying Value

	As of March 31,	As of December 31,
	2014	2013
	(in millions)
Assets purchased for loss mitigation purposes:
Fixed maturity securities:
Obligations of state and political subdivisions	$30	$28
RMBS	277	284
Asset-backed securities	133	127
Other invested assets	46	47
Other risk management assets:
Fixed maturity securities	401	322
Other	83	35
Trading portfolio (other invested assets)	4	88
Total	$974	$931

11.	Insurance Company Regulatory Requirements

Dividend Restrictions and Capital Requirements

Under New York insurance law, AGM may only pay dividends out of "earned surplus", which is the portion of a company's surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to shareholders as dividends or transferred to stated capital or capital surplus, or applied to other purposes permitted by law, but does not include unrealized appreciation of assets. AGM may pay dividends without the prior approval of the NYSDFS that, together with all dividends declared or distributed by it during the preceding 12 months, does not exceed the lesser of 10% of its policyholders' surplus (as of the last annual or quarterly statement filed with the New York Superintendent of Financial Services ("New York Superintendent")) or 100% of its adjusted net investment income during that period. The aggregate amount available for AGM to distribute as dividends in 2014 without regulatory approval is estimated to be approximately $175 million. AGM did not distribute any dividends in First Quarter 2014.

Under Maryland insurance law, AGC may, with prior notice to the Maryland Insurance Commissioner, pay an ordinary dividend that, together with all dividends paid in the prior 12 months, does not exceed 10% of its policyholders' surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. The aggregate amount available for AGC to distribute as ordinary dividends in 2014 will be approximately $69 million. AGC did not distribute any dividends in First Quarter 2014.

MAC is subject to the same dividend limitations described above for AGM. The Company does not currently anticipate that MAC will distribute any dividends.

As of March 31, 2014, AG Re had unencumbered assets of $201 million. AG Re maintains unencumbered assets for general corporate purposes, including the payment of dividends and for placing assets in trust for the benefit of cedants to reflect declines in the market value of previously posted assets or additional ceded reserves. Accordingly, the amount of unencumbered assets will fluctuate during a given quarter based upon factors including the market value of previously posted assets and additional ceded reserves, if any. AG Re is an insurance company registered and licensed under the Insurance Act 1978 of Bermuda, amendments thereto and related regulations. Based on regulatory capital requirements, AG Re currently has $600 million in excess capital and surplus. As a Class 3B insurer, AG Re is restricted from paying dividends or distributing capital by the following regulatory requirements:

•	Dividends shall not exceed outstanding statutory surplus which is $276 million.

•
Dividends on an annual basis shall not exceed 25% of its total statutory capital and statutory surplus (as set out in its previous year's financial statements) which is $280 million unless it files (at least seven days before payment of such dividends) with the Bermuda Monetary Authority an affidavit stating that it will continue to meet the required margins.

•
Capital distributions on an annual basis shall not exceed 15% of its total statutory capital (as set out in its previous year's financial statements) which is $127 million, unless approval is granted by the Bermuda Monetary Authority.

•
Dividends are limited by requirements that the subject company must at all times (i) maintain the minimum solvency margin and the Company's applicable enhanced capital requirements required under the Insurance Act of 1978 and (ii) have relevant assets in an amount at least equal to 75% of relevant liabilities, both as defined under the Insurance Act of 1978.

U.K. company law prohibits each of AGE and AGUK from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. insurance regulatory laws impose no statutory restrictions on a general insurer's ability to declare a dividend, the Prudential Regulation Authority's capital requirements may in practice act as a restriction on dividends. The Company does not expect AGE or AGUK to distribute any dividends at this time.

Dividends and Surplus Notes
By Insurance Company Subsidiaries

	First Quarter
	2014	2013
	(in millions)
Dividends paid by AG Re to AGL	$62	$40
Repayment of surplus note by AGM to AGMH	25	25

12.	Income Taxes

Overview

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

In November 2013, AGL became tax resident in the U.K. although it will remain a Bermuda-based company and its administrative and head office functions will continue to be carried on in Bermuda. As a company that is not incorporated in the U.K., AGL currently intends to manage the affairs of AGL in such a way as to establish and maintain its status as a company that is tax resident in the U.K. As a U.K. tax resident company, AGL is required to file a corporation tax return with Her Majesty’s Revenue & Customs (“HMRC”).  AGL is subject to U.K. corporation tax in respect of its worldwide profits (both income and capital gains), subject to any applicable exemptions. The main rate of corporation tax is 23% currently; such rate fell 21% as of April 1, 2014 and will fall to 20% as of April 1, 2015.  AGL has also registered in the U.K. to report its Value Added Tax (“VAT”) liability.  The current rate of VAT is 20%. Assured Guaranty does not expect that becoming U.K. tax resident will result in any material change in the group’s overall tax charge.  Assured Guaranty expects that the dividends AGL receives from its direct subsidiaries will be exempt from U.K. corporation tax due to the exemption in section 931D of the U.K. Corporation Tax Act 2009.  In addition, any dividends paid by AGL to its shareholders should not be subject to any withholding tax in the U.K.  The U.K. government implemented a new tax regime for “controlled foreign companies” (“CFC regime”) effective January 1, 2013.  Assured Guaranty does not expect any profits of non-U.K. resident members of the group to be taxed under the CFC regime and has obtained a clearance from HMRC confirming this on the basis of current facts.

For the periods beginning on July 1, 2009 and forward, AGMH files a consolidated federal income tax return with AGUS, AGC, AG Financial Products Inc. ("AGFP") and AG Analytics Inc. (“AGUS consolidated tax group”). Beginning on

May 12, 2012, MAC also joined the the AGUS consolidated tax group. Assured Guaranty Overseas US Holdings Inc. and its subsidiaries AGRO and AG Intermediary Inc., file their own consolidated federal income tax return.

Provision for Income Taxes

The Company's provision for income taxes for interim financial periods is not based on an estimated annual effective rate due, for example, to the variability in fair value of its credit derivatives, which prevents the Company from projecting a reliable estimated annual effective tax rate and pretax income for the full year 2014. A discrete calculation of the provision is calculated for each interim period.

The effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, U.K. subsidiaries taxed at the U.K. blended marginal corporate tax rate of 21.5% unless subject to U.S. tax by election or as a U.S. controlled foreign corporation, and no taxes for the Company’s Bermuda subsidiaries unless subject to U.S. tax by election or as a U.S. controlled foreign corporation. For periods subsequent to April 1, 2014, the U.K. corporation tax rate has been reduced to 21%, for the period April 1, 2013 to April 1, 2014 the U.K. corporation tax rate was 23% resulting in a blended tax rate of 21.5% in 2014, and prior to April 1, 2013, the U.K. corporation tax rate was 24% resulting in a blended tax rate of 23.25% in 2013. The Company’s overall corporate effective tax rate fluctuates based on the distribution of income across jurisdictions.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at statutory rates in taxable jurisdictions is presented below.

Effective Tax Rate Reconciliation

	First Quarter
	2014	2013
	(in millions)
Expected tax provision (benefit) at statutory rates in taxable jurisdictions	$38	$(48)
Tax-exempt interest	(14)	(14)
Change in liability for uncertain tax positions	1	(8)
Other	2	2
Total provision (benefit) for income taxes	$27	$(68)
Effective tax rate	38.8%	31.8%

The expected tax provision at statutory rates in taxable jurisdictions is calculated as the sum of pretax income in each jurisdiction multiplied by the statutory tax rate of the jurisdiction by which it will be taxed. Pretax income of the Company’s subsidiaries which are not U.S. or U.K. domiciled but are subject to U.S. or U.K. tax by election, establishment of tax residency or as controlled foreign corporations are included at the U.S. or U.K. statutory tax rate. Where there is a pretax loss in one jurisdiction and pretax income in another, the total combined expected tax rate may be higher or lower than any of the individual statutory rates.

The following table presents pretax income and revenue by jurisdiction.

Pretax Income (Loss) by Tax Jurisdiction

	First Quarter
	2014	2013
	(in millions)
United States	$113	$(134)
Bermuda	(37)	(78)
U.K.	(7)	0
Total	$69	$(212)

Revenue by Tax Jurisdiction

	First Quarter
	2014	2013
	(in millions)
United States	$195	$(127)
Bermuda	1	(49)
U.K.	(1)	0
Total	$195	$(176)

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

Audits

AGUS has open tax years with the U.S. Internal Revenue Service (“IRS”) for 2009 forward and is currently under audit for the 2009-2012 tax years. The IRS concluded its field work with respect to tax years 2006 through 2008 without adjustment. On February 20, 2013 the IRS notified AGUS that the Joint Committee on Taxation completed its review of the 2006 through 2008 tax years and has accepted the results of the IRS examination without exception. Assured Guaranty Oversees US Holdings Inc. has open tax years of 2009 forward. AGMH and subsidiaries have separate open tax years with the IRS of January 1, 2009 through the July 1, 2009 when they joined the AGUS consolidated group. The IRS concluded its field work with respect to tax year 2008 for AGMH and subsidiaries while members of the Dexia Holdings Inc. consolidated tax group without adjustment. The Company is indemnified by Dexia SA and Dexia Crédit Local S.A. for any potential liability associated with this audit of any periods prior to the Company's acquisition of AGMH on July 1, 2009. The Company's U.K. subsidiaries are not currently under examination and have open tax years of 2011 forward.
Uncertain Tax Positions

The Company's policy is to recognize interest and penalties related to uncertain tax positions in income tax expense and has accrued $0.3 million for First Quarter 2014 and $1 million for 2013. For First Quarter 2013, an amount of $9 million was released following the closing of an IRS audit. As of March 31, 2014 and December 31, 2013, the Company has accrued $3 million and $3 million of interest, respectively.

The total amount of unrecognized tax benefits as of March 31, 2014 and December 31, 2013, that would affect the effective tax rate, if recognized, was $21 million and $20 million, respectively.

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

The downgrade of the financial strength ratings of AG Re or of AGC gives certain reinsurance counterparties the right to recapture ceded business, which would lead to a reduction in the Company's unearned premium reserve and related earnings on such reserve. With respect to a significant portion of the Company's in-force financial guaranty assumed business, based on AG Re's and AGC's current ratings and subject to the terms of each reinsurance agreement, the third party ceding company may have the right to recapture assumed business ceded to AG Re and/or AGC, and in connection therewith, to receive payment from the assuming reinsurer of an amount equal to the reinsurer’s statutory unearned premium (net of ceding commissions) and statutory loss reserves (if any) associated with that business, plus, in certain cases, an additional ceding commission. As of March 31, 2014, if each third party company ceding business to AG Re and/or AGC had a right to recapture such business, and chose to exercise such right, the aggregate amounts that AG Re and AGC could be required to pay to all such companies would be approximately $283 million and $57 million, respectively.

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

In First Quarter 2014, the Company entered into commutation agreements to reassume previously ceded business consisting of approximately $856 million par of almost exclusively U.S. public finance and European (predominantly UK) utility and infrastructure exposures outstanding as of February 28, 2014. For such reassumptions, the Company received the statutory unearned premium outstanding as of the commutation dates plus, in one case, a commutation premium. There were no commutations in First Quarter 2013.

The following table presents the components of premiums and losses reported in the consolidated statement of operations and the contribution of the Company's Assumed and Ceded Businesses.

Effect of Reinsurance on Statement of Operations

	First Quarter
	2014	2013
	(in millions)
Premiums Written:
Direct	$31	$19
Assumed(1)	(1)	(2)
Ceded	(24)	(2)
Net	$6	$15
Premiums Earned:
Direct	$140	$267
Assumed	11	13
Ceded	(19)	(32)
Net	$132	$248
Loss and LAE:
Direct	$34	$(27)
Assumed	6	(14)
Ceded	1	(7)
Net	$41	$(48)
____________________

(1)	Negative assumed premiums written were due to changes in expected Debt Service schedules.

Reinsurer Exposure

In addition to assumed and ceded reinsurance arrangements, the Company may also have exposure to some financial guaranty reinsurers (i.e., monolines) in other areas. Second-to-pay insured par outstanding represents transactions the Company has insured that were previously insured by other monolines. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary insurer. Another area of exposure is in the investment portfolio where the Company holds fixed-maturity securities that are wrapped by monolines and whose value may decline based on the rating of the monoline. At March 31, 2014, based on fair value, the Company had fixed-maturity securities in its investment portfolio consisting of $435 million insured by National Public Finance Guarantee Corporation, $455 million insured by Ambac Assurance Corporation ("Ambac") and $29 million insured by other guarantors.

Exposure by Reinsurer

	Ratings at		Par Outstanding
	May 5, 2014		As of March 31, 2014
Reinsurer	Moody’s Reinsurer Rating	S&P Reinsurer Rating	Ceded Par Outstanding(1)	Second-to- Pay Insured Par Outstanding	Assumed Par Outstanding
	(dollars in millions)
American Overseas Reinsurance Company Limited (f/k/a Ram Re)	WR (2)	WR	$8,113	$—	$30
Tokio Marine & Nichido Fire Insurance Co., Ltd.	Aa3 (3)	AA- (3)	6,273	—	—
Radian Asset Assurance Inc.	Ba1	B+	4,696	24	987
Syncora Guarantee Inc.	WR	WR	4,192	1,769	161
Mitsui Sumitomo Insurance Co. Ltd.	A1	A+ (3)	2,139	—	—
ACA Financial Guaranty Corp.	NR (5)	WR	809	3	8
Federal Insurance Company	Aa2	AA	382	—	—
Swiss Reinsurance Co.	Aa3	AA-	347	—	—
Security Life of Denver Insurance Company	A3	A-	239	—	—
Ambac (4)	WR	WR	85	6,013	17,578
CIFG Assurance North America Inc.	WR	WR	—	114	4,883
MBIA Inc.	(4)	(4)	—	10,208	7,221
Financial Guaranty Insurance Co.	WR	WR	—	2,273	1,237
Other	Various	Various	251	2,114	45
Total			$27,526	$22,518	$32,150
____________________

(1)	Includes $3,038 million in ceded par outstanding related to insured credit derivatives.

(2)    Represents “Withdrawn Rating.”

(3)    The Company has structural collateral agreements satisfying the triple-A credit requirement of S&P and/or Moody’s.

(4)	MBIA Inc. includes various subsidiaries which are rated AA- and B by S&P and Baa1, B1 and B3 by Moody’s. Ambac includes policies in their general and segregated account.

(5)	Represents “Not Rated.”

Amounts Due (To) From Reinsurers
As of March 31, 2014

	Assumed Premium, net of Commissions	Ceded Premium, net of Commissions	Assumed Expected Loss and LAE	Ceded Expected Loss and LAE
	(in millions)
American Overseas Reinsurance Company Limited	$—	$(9)	$—	$7
Tokio Marine & Nichido Fire Insurance Co., Ltd.	—	(18)	—	18
Radian Asset Assurance Inc.	—	(17)	—	14
Syncora Guarantee Inc.	—	(39)	—	1
Mitsui Sumitomo Insurance Co. Ltd.	—	(3)	—	3
Federal Insurance Company	—	(17)	—	—
Swiss Reinsurance Co.	—	(3)	—	1
Security Life of Denver Insurance Company	—	(10)	—	—
Ambac	66	—	(82)	—
CIFG Assurance North America Inc.	—	—	(6)	—
MBIA Inc.	13	—	(10)	—
Financial Guaranty Insurance Co.	6	—	(104)	—
Other	0	(25)	—	—
Total	$85	$(141)	$(202)	$44

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

Proceedings Related to AGMH’s Former Financial Products Business

The following is a description of legal proceedings involving AGMH’s former Financial Products Business. Although the Company did not acquire AGMH’s former Financial Products Business, which included AGMH’s former GIC business, medium term notes business and portions of the leveraged lease businesses, certain legal proceedings relating to those businesses are against entities that the Company did acquire. While Dexia SA and Dexia Crédit Local S.A., jointly and severally, have agreed to indemnify the Company against liability arising out of the proceedings described below in the “—Proceedings Related to AGMH’s Former Financial Products Business” section, such indemnification might not be sufficient to fully hold the Company harmless against any injunctive relief or civil or criminal sanction that is imposed against AGMH or its subsidiaries.

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

•	AGM received a subpoena from the SEC in November 2006 related to an ongoing industry-wide investigation concerning the bidding of municipal GICs and other municipal derivatives,

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

15.	Long-Term Debt and Credit Facilities

The principal and carrying values of the Company’s long-term debt are presented in the table below.

Principal and Carrying Amounts of Debt

	As of March 31, 2014		As of December 31, 2013
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS:
7.0% Senior Notes	$200	$198	$200	$198
Series A Enhanced Junior Subordinated Debentures	150	150	150	150
Total AGUS	350	348	350	348
AGMH:
67/8% QUIBS	100	68	100	68
6.25% Notes	230	138	230	138
5.60% Notes	100	55	100	55
Junior Subordinated Debentures	300	170	300	169
Total AGMH	730	431	730	430
AGM:
AGM Notes Payable	29	33	34	38
Total	$1,109	$812	$1,114	$816

Recourse Credit Facilities

2009 Strip Coverage Facility

In connection with the Company's acquisition of AGMH and its subsidiaries from Dexia Holdings Inc., AGM agreed to retain the risks relating to the debt and strip policy portions of the leveraged lease business. The liquidity risk to AGM related to the strip policy portion of the leveraged lease business is mitigated by the strip coverage facility described below.

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $1.4 billion as of March 31, 2014. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. It is difficult to determine the probability that AGM will have to pay strip provider claims or the likely aggregate amount of such claims. At March 31, 2014, approximately $1.4 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

On July 1, 2009, AGM and Dexia Crédit Local S.A., acting through its New York Branch (“Dexia Crédit Local (NY)”), entered into a credit facility (the “Strip Coverage Facility”). Under the Strip Coverage Facility, Dexia Crédit Local (NY) agreed to make loans to AGM to finance all draws made by lessors on AGM strip policies that were outstanding as of November 13, 2008, up to the commitment amount. The commitment amount of the Strip Coverage Facility was $1 billion at closing of the Company's acquisition of AGMH, and is scheduled to amortize over time. On February 7, 2014, AGM reduced the maximum commitment amount by $460 million to approximately $500 million, after taking into account its experience with its exposure to leveraged lease transactions to date. The maximum commitment amount of the Strip Coverage Facility had amortized to approximately $499 million as of March 31, 2014.

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

The Strip Coverage Facility’s financial covenants require that AGM and its subsidiaries maintain a maximum debt-to-capital ratio of 30% and maintain a minimum net worth of 75% of consolidated net worth as of July 1, 2009, plus, beginning July 1, 2015:

•
the product of (i) 25% of the aggregate consolidated net income (or loss) for the period beginning July 2, 2009 and ending on June 30, 2014 or (ii) a fraction, the numerator of which is the commitment amount as of such date and the denominator of which is $1 billion, or

•
zero, if the consolidated net worth of AGM and its subsidiaries as of June 30, 2014 is less than the sum of (i) 75% of consolidated net worth as of July 1, 2009 plus (ii) the product of (x) 25% of the aggregate consolidated net income (or loss) for the period beginning July 2, 2009 and ending on June 20, 2014 and (y) a fraction, the numerator of which is the commitment amount as of June 30, 2014 and the denominator of which is $1 billion.

The Company is in compliance with all financial covenants as of March 31, 2014.

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

As of March 31, 2014, no amounts were outstanding under this facility, nor have there been any borrowings during the life of this facility.

Intercompany Credit Facility

On October 25, 2013, AGL, as borrower, and AGUS, as lender, entered into a revolving credit facility pursuant to which AGL may, from time to time, borrow for general corporate purposes. Under the credit facility, AGUS committed to lend a principal amount not exceeding $225 million in the aggregate. Such commitment terminates on the October 25, 2018 (the “loan termination date”). The unpaid principal amount of each loan will bear interest at a fixed rate equal to 100% of the then applicable Federal short-term or mid-term interest rate, as the case may be, as determined under Internal Revenue Code Sec. 1274(d), and interest on all loans will be computed for the actual number of days elapsed on the basis of a year consisting of 360 days. Accrued interest on all loans will be paid on the last day of each June and December, beginning on December 31, 2013, and at maturity.  AGL must repay the then unpaid principal amounts of the loans by the third anniversary of the loan termination date. No amounts are currently outstanding under the credit facility.

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

In June 2003, $200 million of “AGM CPS”, money market preferred trust securities, were issued by trusts created for the primary purpose of issuing the AGM CPS, investing the proceeds in high-quality commercial paper and selling put options to AGM, allowing AGM to issue the trusts non-cumulative redeemable perpetual preferred stock (the “AGM Preferred Stock”) of AGM in exchange for cash. There are four trusts, each with an initial aggregate face amount of $50 million. These trusts hold auctions every 28 days, at which time investors submit bid orders to purchase AGM CPS. If AGM were to exercise a put option, the applicable trust would transfer the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, to AGM in exchange for AGM Preferred Stock. AGM pays a floating put premium to the trusts, which represents the difference between the commercial paper yield and the winning auction rate (plus all fees and expenses of the trust). If an auction does not attract sufficient clearing bids, however, the auction rate is subject to a maximum rate of one-month LIBOR plus 200 basis points for the next succeeding distribution period. Beginning in August 2007, the AGM CPS Securities required the maximum rate for each of the relevant trusts. AGM continues to have the ability to exercise its put option and cause the related trusts to purchase AGM Preferred Stock. The trusts provide AGM access to new capital at its sole discretion through the exercise of the put options. As of March 31, 2014 the put option had not been exercised. The Company does not consider itself to be the primary beneficiary of the trusts. See Note 7, Fair Value Measurement, –Other Assets–Committed Capital Securities, for a fair value measurement discussion.

16.	Earnings Per Share

Computation of Earnings Per Share

	First Quarter
	2014	2013
	(in millions, except per share amounts)
Basic earnings per share ("EPS"):
Net income (loss) attributable to AGL	$42	$(144)
Less: Distributed and undistributed income (loss) available to nonvested shareholders	0	0
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$42	$(144)
Basic shares	182.1	193.9
Basic EPS	$0.23	$(0.74)

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$42	$(144)
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	—	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$42	$(144)

Basic shares	182.1	193.9
Effect of dilutive securities:
Options and restricted stock awards	1.0	—
Diluted shares	183.1	193.9
Diluted EPS	$0.23	$(0.74)
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	1.5	5.1

17.	Shareholders' Equity

Other Comprehensive Income

The following tables present the changes in each component of accumulated other comprehensive income and the effect of significant reclassifications out of AOCI on the respective line items in net income.

Changes in Accumulated Other Comprehensive Income by Component
First Quarter 2014

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2013	$178	$(24)	$(3)	$9	$160
Other comprehensive income (loss) before reclassified	94	8	1	—	103
Amounts reclassified from AOCI to:
Other net realized investment gains (losses)	(2)	5	—	—	3
Interest expense	—	—	—	0	0
Total before tax	(2)	5	—	0	3
Tax (provision) benefit	1	(2)	—	(1)	(2)
Total amount reclassified from AOCI, net of tax	(1)	3	—	(1)	1
Net current period other comprehensive income	93	11	1	(1)	104
Balance, March 31, 2014	$271	$(13)	$(2)	$8	$264

First Quarter 2013

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2012	$517	$(5)	$(6)	$9	$515
Other comprehensive income (loss) before reclassified	(50)	(16)	(5)	—	(71)
Amounts reclassified from AOCI to:
Other net realized investment gains (losses)	(1)	6	—	—	5
Interest expense	—	—	—	0	0
Total before tax	(1)	6	—	0	5
Tax (provision) benefit	—	(2)	—	0	(2)
Total amount reclassified from AOCI, net of tax	(1)	4	—	0	3
Net current period other comprehensive income	(51)	(12)	(5)	0	(68)
Balance, March 31, 2013	$466	$(17)	$(11)	$9	$447

Share Repurchase

Under the $400 million share repurchase authorization approved in November 2013, the Company repurchased 1.4 million common shares in First Quarter 2014 for $35 million at an average price of $25.92 per share. On a year-to-date basis through May 7, 2014, the Company has repurchased a total of 3.0 million common shares for $75 million at an average price of $25.19 per share. In First Quarter 2013, the Company repurchased approximately 1.9 million common shares for $39 million at an average price of $20.46 per share.

Related Party

On March 19, 2014, funds associated with WL Ross & Co. LLC and its affiliates (collectively, the “WLR Funds”) and AGL director Wilbur L. Ross, Jr. sold an aggregate of 4,000,000 shares. The WLR Funds and Mr. Ross currently own approximately 6% of Assured Guaranty's total common shares outstanding.

18.	Subsidiary Information

The following tables present the condensed consolidating financial information for AGUS and AGMH, wholly-owned subsidiaries of AGL, which have issued publicly traded debt securities (see Note 15, Long-Term Debt and Credit Facilities) as of March 31, 2014 and December 31, 2013 and for First Quarter 2014 and 2013. The information for AGUS and AGMH presents its subsidiaries on the equity method of accounting.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2014
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$36	$186	$61	$11,184	$(300)	$11,167
Investment in subsidiaries	5,158	4,360	3,769	304	(13,591)	—
Premiums receivable, net of commissions payable	—	—	—	997	(134)	863
Ceded unearned premium reserve	—	—	—	1,582	(1,128)	454
Deferred acquisition costs	—	—	—	194	(72)	122
Reinsurance recoverable on unpaid losses	—	—	—	187	(150)	37
Credit derivative assets	—	—	—	510	(432)	78
Deferred tax asset, net	—	108	—	618	(89)	637
Intercompany receivable	—	—	—	90	(90)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	1,257	—	1,257
Other	20	9	35	603	(176)	491
TOTAL ASSETS	$5,214	$4,663	$3,865	$17,526	$(16,162)	$15,106
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$5,611	$(1,107)	$4,504
Loss and LAE reserve	—	—	—	791	(155)	636
Long-term debt	—	348	431	33	—	812
Intercompany payable	—	90	—	300	(390)	—
Credit derivative liabilities	—	—	—	2,433	(432)	2,001
Deferred tax liabilities, net	—	—	95	—	(95)	—
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	1,447	—	1,447
Other	5	14	21	762	(305)	497
TOTAL LIABILITIES	5	452	547	11,377	(2,484)	9,897
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO ASSURED GUARANTY LTD.	5,209	4,211	3,318	5,845	(13,374)	5,209
Noncontrolling interest	—	—	—	304	(304)	—
TOTAL SHAREHOLDERS' EQUITY	5,209	4,211	3,318	6,149	(13,678)	5,209
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,214	$4,663	$3,865	$17,526	$(16,162)	$15,106

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2013
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$33	$186	$42	$11,008	$(300)	$10,969
Investment in subsidiaries	5,066	4,191	3,574	289	(13,120)	—
Premiums receivable, net of commissions payable	—	—	—	1,025	(149)	876
Ceded unearned premium reserve	—	—	—	1,598	(1,146)	452
Deferred acquisition costs	—	—	—	198	(74)	124
Reinsurance recoverable on unpaid losses	—	—	—	170	(134)	36
Credit derivative assets	—	—	—	482	(388)	94
Deferred tax asset, net	—	97	—	681	(90)	688
Intercompany receivable	—	—	—	90	(90)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	2,565	—	2,565
Other	23	17	31	638	(226)	483
TOTAL ASSETS	$5,122	$4,491	$3,647	$18,744	$(15,717)	$16,287
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$5,720	$(1,125)	$4,595
Loss and LAE reserve	—	—	—	733	(141)	592
Long-term debt	—	348	430	38	—	816
Intercompany payable	—	90	—	300	(390)	—
Credit derivative liabilities	—	—	—	2,175	(388)	1,787
Deferred tax liabilities, net	—	—	95	—	(95)	—
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	2,871	—	2,871
Other	7	7	16	853	(372)	511
TOTAL LIABILITIES	7	445	541	12,690	(2,511)	11,172
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO ASSURED GUARANTY LTD.	5,115	4,046	3,106	5,765	(12,917)	5,115
Noncontrolling interest	—	—	—	289	(289)	—
TOTAL SHAREHOLDERS’ EQUITY	5,115	4,046	3,106	6,054	(13,206)	5,115
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,122	$4,491	$3,647	$18,744	$(15,717)	$16,287

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$131	$1	$132
Net investment income	0	0	0	105	(2)	103
Net realized investment gains (losses)	0	—	0	4	(2)	2
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	19	0	19
Net unrealized gains (losses)	—	—	—	(230)	—	(230)
Net change in fair value of credit derivatives	—	—	—	(211)	0	(211)
Other	—	—	—	169	—	169
TOTAL REVENUES	0	0	0	198	(3)	195
EXPENSES
Loss and LAE	—	—	—	39	2	41
Amortization of deferred acquisition costs	—	—	—	6	(1)	5
Interest expense	—	7	13	5	(5)	20
Other operating expenses	8	0	0	53	(1)	60
TOTAL EXPENSES	8	7	13	103	(5)	126
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(8)	(7)	(13)	95	2	69
Total (provision) benefit for income taxes	—	2	5	(33)	(1)	(27)
Equity in net earnings of subsidiaries	50	87	169	8	(314)	—
NET INCOME (LOSS)	$42	$82	$161	$70	$(313)	$42
Less: noncontrolling interest	—	—	—	8	(8)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$42	$82	$161	$62	$(305)	$42

COMPREHENSIVE INCOME (LOSS)	$146	$165	$212	$258	$(635)	$146

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$246	$2	$248
Net investment income	0	0	0	99	(5)	94
Net realized investment gains (losses)	0	—	0	28	—	28
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	18	—	18
Net unrealized gains (losses)	—	—	—	(610)	—	(610)
Net change in fair value of credit derivatives	—	—	—	(592)	—	(592)
Other	—	—	—	47	(1)	46
TOTAL REVENUES	0	0	0	(172)	(4)	(176)
EXPENSES
Loss and LAE	—	—	—	(44)	(4)	(48)
Amortization of deferred acquisition costs	—	—	—	8	(5)	3
Interest expense	—	7	13	6	(5)	21
Other operating expenses	5	0	—	58	(3)	60
TOTAL EXPENSES	5	7	13	28	(17)	36
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(5)	(7)	(13)	(200)	13	(212)
Total (provision) benefit for income taxes	—	3	5	65	(5)	68
Equity in net earnings of subsidiaries	(139)	(82)	162	—	59	—
NET INCOME (LOSS)	$(144)	$(86)	$154	$(135)	$67	$(144)

COMPREHENSIVE INCOME (LOSS)	$(212)	$(137)	$117	$(253)	$273	$(212)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$58	$0	$(6)	$111	$(62)	$101
Cash flows from investing activities
Fixed-maturity securities:
Purchases	—	(1)	(3)	(513)	—	(517)
Sales	—	—	—	155	—	155
Maturities	—	—	—	148	—	148
Sales (purchases) of short-term investments, net	(3)	—	(16)	203	—	184
Net proceeds from financial guaranty variable entities’ assets	—	—	—	286	—	286
Investment in subsidiary	—	—	25	—	(25)	—
Other	—	—	—	19	—	19
Net cash flows provided by (used in) investing activities	(3)	(1)	6	298	(25)	275
Cash flows from financing activities
Return of capital	—	—	—	(25)	25	—
Dividends paid	(20)	—	—	(62)	62	(20)
Repurchases of common stock	(35)	—	—	—	—	(35)
Share activity under option and incentive plans	0	—	—	—	—	0
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(281)	—	(281)
Payment of long-term debt	—	—	—	(6)	—	(6)
Net cash flows provided by (used in) financing activities	(55)	—	—	(374)	87	(342)
Effect of exchange rate changes	—	—	—	1	—	1
Increase (decrease) in cash	—	(1)	—	36	—	35
Cash at beginning of period	0	67	0	117	—	184
Cash at end of period	$0	$66	$0	$153	$—	$219

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$36	$1	$(6)	$(5)	$(40)	$(14)
Cash flows from investing activities
Fixed-maturity securities:
Purchases	—	(1)	—	(509)	—	(510)
Sales	40	—	7	136	—	183
Maturities	18	—	1	264	—	283
Sales (purchases) of short-term investments, net	(34)	—	(27)	149	—	88
Net proceeds from financial guaranty variable entities’ assets	—	—	—	138	—	138
Investment in subsidiary	—	—	25	—	(25)	—
Other	—	—	—	55	—	55
Net cash flows provided by (used in) investing activities	24	(1)	6	233	(25)	237
Cash flows from financing activities
Return of capital	—	—	—	(25)	25	—
Dividends paid	(19)	—	—	(40)	40	(19)
Repurchases of common stock	(39)	—	—	—	—	(39)
Share activity under option and incentive plans	(2)	—	—	—	—	(2)
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(167)	—	(167)
Payment of long-term debt	—	—	—	(6)	—	(6)
Net cash flows provided by (used in) financing activities	(60)	—	—	(238)	65	(233)
Effect of exchange rate changes	—	—	—	(3)	—	(3)
Increase (decrease) in cash	—	—	—	(13)	—	(13)
Cash at beginning of period	—	13	0	125	—	138
Cash at end of period	$—	$13	$0	$112	$—	$125

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

The Company routinely posts important information for investors on its web site (at www.assuredguaranty.com/about-us/company-statements). The Company uses this web site as a means of disclosing material information and for complying with its disclosure obligations under SEC Regulation FD. Accordingly, investors should monitor the Investor Information portion of the Company’s web site, in addition to following the Company’s press releases, SEC filings, public conference calls, presentations and webcasts.

The information contained on, or that may be accessed through, the Company’s web site is not incorporated by reference into, and is not a part of, this report.

Executive Summary

This executive summary of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Quarterly Report. For a more detailed description of events, trends and uncertainties, as well as the capital, liquidity, credit, operational and market risks and the critical accounting policies and estimates affecting the Company, this Quarterly Report should be read in its entirety and in addition to Assured Guaranty's 2013 Annual Report on Form 10-K.

Economic Environment

The overall economic environment in the United States ("U.S.") has consistently, albeit slowly, recovered over the last few years in a volatile market environment. Weak job growth in December 2013 and January 2014 appeared to result from extreme weather conditions, as job growth rebounded in February and March of 2014. The stock market remained near record levels during the three-month period ended March 31, 2014 ("First Quarter 2014") but was volatile and finished little higher than at December 31, 2013. Although the Federal Reserve began to taper its quantitative easing program in December 2013, management expects the Federal Reserve to do so at a measured pace and to employ conventional methods to maintain a low interest environment until it considers unemployment sufficiently reduced. A persistently low interest rate environment would continue to present challenges for the financial guaranty industry. Low interest rates tend to suppress demand for bond insurance as the potential savings for issuers are less compelling and some investors prefer to forgo insurance in favor of greater yield.

Although few municipalities have fully rebuilt reserves to pre-recession levels, most have been taking steps to address the ongoing fiscal challenges they have experienced since the global credit crisis of 2008 and the ensuing recession. This includes, in many cases, significant underfunded pension and retiree healthcare liabilities. Stock market gains have recently relieved some pressure on underfunded pension plans, but such gains could be reversed and are no substitute for prudent public policy. Revenues at the state level have been rebounding in general, and while the strength of the housing recovery varies from region to region, property tax and other revenues have stabilized for most local governments. Although municipal defaults remain rare, a small number of municipal credits have sought, though not always obtained, bankruptcy protection.

The publicity surrounding high-profile defaults and bankruptcy filings, especially those few where bond insurers are paying claims, provides evidence of the value of bond insurance; the Company believes this may stimulate demand for its product, especially at the retail level.

Business conditions have been difficult for the entire financial guaranty insurance industry since mid-2007 and the onset of the financial crisis, during which a number of the Company’s competitors ceased writing business. While the industry continues to face challenges in maintaining its market penetration, there have been recent signs of improvement in market perception of bond insurance and the Company. After a number of years in which Assured Guaranty was essentially the only active financial guarantor, a second monoline guarantor insured a number of small and medium-size issuances in 2013 and was active during First Quarter 2014. There has also been market acceptance of Municipal Assurance Corp. ("MAC"), Assured Guaranty’s U.S.-only municipal bond insurance company launched in July of 2013. MAC insured approximately 20% of the par amount of new municipal issues sold with Assured Guaranty insurance in First Quarter 2014.

Additionally, in March 2014, Standard and Poor’s Ratings Services ("S&P") upgraded the financial strength ratings of Assured Guaranty Municipal Corp. ("AGM"), MAC and Assured Guaranty Corp. ("AGC") to AA (stable outlook) from AA- (stable outlook), citing the Company’s reduced exposure to its legacy residential mortgage-backed securities ("RMBS") portfolio and noting that the Company’s full payment of claims in “high-profile” municipal bankruptcies “demonstrates and reiterates to various constituents the value of bond insurance and the credit position and capacity of the company.” Also in March, S&P upgraded an inactive legacy insurer that had been a competitor of the Company to AA- (stable outlook), a level that may allow that company to reenter the municipal bond insurance market.

Perception of the Company has also improved based on credit spread data. AGM’s and AGC's credit spreads narrowed during the twelve months ended March 31, 2014 by 20% and 27%, respectively. The wider the Company's credit spread, the lower the perceived benefit of the Company’s guaranty is to certain investors. If investors view the Company as being only marginally less risky, or perhaps even as risky, as the uninsured security, they may require almost as much, or as much, yield on a security insured by the Company as on a comparable security offered without insurance by the same issuer. Accordingly, issuers may be unwilling to pay a premium for the Company to insure their securities if the insurance does not lower the costs of borrowing.

During First Quarter 2014, the Company continued to guarantee the majority of insured par sold in the U.S. municipal bond market as a result of its financial strength and its ability to attract investors through its default protection, credit selection, underwriting and surveillance, as well as the increased market liquidity associated with its insured paper. During First Quarter 2014, $1.4 billion in par amount of new municipal issues was sold with Assured Guaranty insurance, compared with $1.2 billion in the three-month period ended March 31, 2013 ("First Quarter 2013"), a 21% increase. The Company increased production in a quarter when market issuance was down 26% compared with issuance in First Quarter 2013 and the pricing environment continued to be unfavorable, with interest rates remaining low and credit spreads remaining tight. Industry insurance penetration of the municipal market was 4.6% of par volume issued, compared with 2.6% in First Quarter 2013, an increase that may reflect increasing market recognition of the value of insurance, especially in light of evidence that insured bonds of Detroit and Puerto Rico tended to hold their market value better than comparable uninsured bonds of these distressed credits.

The Company has been active in efforts to resolve municipal bankruptcy or receivership cases involving Jefferson County, Alabama and the cities of Harrisburg, Pennsylvania; Stockton, California; and Detroit, Michigan, and it has reached final or preliminary settlements with each of these municipalities. Harrisburg, Pennsylvania emerged from receivership on March 1, 2014. A tentative settlement with Detroit regarding unlimited tax general obligation bonds insured by the Company was announced on April 9, 2014.

The Company is also closely following developments in the Commonwealth of Puerto Rico, which has significant economic challenges. Puerto Rico faces high debt levels, a declining population and an economy that has been in recession since 2006. While there can be no assurance the Company will not incur losses on its Puerto Rico exposure, announcements and actions by the current Governor and his administration indicate the island’s officials are focused on measures that are intended to help Puerto Rico operate within its financial resources and maintain its access to capital. Despite decisions by three rating agencies in February 2014 to downgrade Puerto Rico below investment grade, the Commonwealth issued $3.5 billion of debt the following month, which should allow it more time to find solutions. For additional information on the Company's exposure to Puerto Rico, please refer to "Insured Portfolio-Exposure to Puerto Rico" below.

In the international arena, the economic environment since 2008 has had a significant negative impact on the demand by investors for financial guaranty policies, and it is uncertain when or if demand for financial guaranties will return to their pre-economic crisis level. There was limited new issue activity and also limited demand for financial guaranties in First Quarter 2014 and the years 2013 and 2012 in both the global structured finance and international infrastructure finance markets.

Europe began an economic recovery during 2013, described by the European Commission as “slow and fragile” and uneven across countries. The Company continues to monitor closely its exposures in Italy, Ireland, Spain, Hungary and Portugal. The Company’s exposure to troubled Eurozone countries is described below under “Results of Operations-Consolidated Results of Operations-Losses in the Insured Portfolio” and “Insured Portfolio-Selected European Exposures.” The United Kingdom, which saw four consecutive quarters of economic growth during 2013, currently presents the best international opportunities for the Company. From July 2013 to March 2014, the Company guaranteed four United Kingdom ("U.K.") public-private partnership transactions, the first such wrapped infrastructure bonds issued since 2008.

Management believes that, following the success of these U.K. transactions, there may be growing demand in a number of countries for financial guarantees of infrastructure financings, which have typically required such guarantees for capital market access. Assured Guaranty is currently the only company offering such guarantees outside the United States.

In general, the Company expects that global structured finance and international infrastructure opportunities will increase in the future as the global economy recovers, interest rates rise, more issuers return to the capital markets for financings and institutional investors again utilize financial guaranties. The Company considers its involvement in such transactions to be a competitive advantage because such transactions diversify both the Company's business opportunities and its risk profile.

Financial Performance of Assured Guaranty

 Financial Results

	First Quarter
	2014	2013
	(in millions, except per share amounts)
Selected income statement data
Net earned premiums	$132	$248
Net investment income	103	94
Realized gains (losses) and other settlements on credit derivatives	19	18
Net unrealized gains (losses) on credit derivatives	(230)	(610)
Fair value gains (losses) on financial guaranty variable interest entities	157	70
Loss and loss adjustment (expenses) benefit	(41)	48
Other operating expenses	(60)	(60)
Net income (loss)	42	(144)
Diluted earnings (loss) per share	$0.23	$(0.74)
Selected non-GAAP measures(1)
Operating income	$132	$260
Operating income per share	$0.72	$1.34
Present value of new business production (“PVP”)	$31	$18
____________________

(1)
Please refer to “—Non-GAAP Financial Measures” for a definition of the financial measures that were not promulgated in accordance with accounting principles generally accepted in the United States of America ("GAAP") and a reconciliation of the non-GAAP financial measure and the most directly comparable GAAP financial measure, if available.

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

Net income for First Quarter 2014 was $42 million compared with net loss of $144 million in First Quarter 2013. The increase in net income was primarily attributable to lower unrealized losses on credit derivatives, the increase in fair value gains on FG VIEs due primarily to deconsolidation of seven VIEs, and higher other income due to commutation gains on previously ceded business. These were partially offset by lower net earned premiums and higher loss and loss adjustment expenses ("LAE"). Net earned premiums decreased in First Quarter 2014 due to lower accelerations and the scheduled amortization of the insured portfolio. Loss and LAE were higher in First Quarter 2014 due primarily to a representations and warranties ("R&W") settlement in First Quarter 2013 and higher U.S. public finance losses in First Quarter 2014.

Non-GAAP Financial Measures

Non-GAAP operating income in First Quarter 2014 was $132 million, compared with $260 million in First Quarter 2013. The decrease in operating income was driven primarily by the decrease in net earned premiums and credit derivative revenues due to lower accelerations and scheduled amortization on the insured portfolio, and higher losses due primarily to an R&W settlement in First Quarter 2013 and higher U.S. public finance losses in First Quarter 2014. This was partially offset by commutation gains in First Quarter 2014. The effective tax rate in First Quarter 2014 was higher than First Quarter 2013 due to a higher proportion of loss expense in non-taxable jurisdictions.

Adjusted book value per share was $49.79 as of March 31, 2014, as compared with $49.58 per share as of December 31, 2013. Adjusted book value value per share increased primarily due to share repurchases, PVP and reassumptions of ceded business during First Quarter 2014.

See "–Non-GAAP Financial Measures" for a description of these non-GAAP financial measures.

Key Business Strategies

In First Quarter 2014, the Company’s key business strategies were comprised of: new business development; loss mitigation and the continuation of the Company's capital management strategy.

New Business Production and Commutations

In First Quarter 2014, the Company continued to focus on new business production. During the quarter, it issued financial guaranty insurance policies and financial guarantees in all of its markets: U.S. public finance, structured finance, and international infrastructure. The average internal rating of the gross par written by the Company in First Quarter 2014 was BBB+. MAC, the Company's U.S. public finance-only insurance subsidiary, has obtained financial strength ratings of AA+ (stable outlook) from Kroll Bond Rating Agency and AA (stable outlook) from S&P. MAC issued its first financial guaranty insurance policy in August 2013 and has been increasing its market share since.

New Business Production

	First Quarter
	2014	2013
	(in millions)
PVP (1):
Public Finance—U.S.	$23	$16
Public Finance—non-U.S.	7	—
Structured Finance—U.S.	1	2
Total PVP	$31	$18
Gross Par Written:
Public Finance—U.S.	$1,737	$1,580
Public Finance—non-U.S.	128	—
Structured Finance—U.S.	4	14
Total gross par written	$1,869	$1,594
____________________

(1)
PVP represents the present value of estimated future earnings primarily on new financial guaranty contracts written in the period, before consideration of cessions to reinsurers. PVP and Gross Par Written in the table above are based on close date. See “—Non-GAAP Measures—PVP or Present Value of New Business Production.”

In U.S. public finance, the Company achieved a 10% increase in gross par written and a 44% increase in PVP, despite a 26% decline in new issue volume. This was due primarily to overall improving demand for financial guaranty insurance products. In the U.K, the Company guaranteed another infrastructure bond during First Quarter 2014.

The following tables present summarized information about the U.S. municipal market's new debt issuance volume and the Company's share of that market.

U.S. Municipal Market Data
Based on Sale Date

	First Quarter 2014		First Quarter 2013		Year Ended December 31, 2013
	Par	Number of issues	Par	Number of issues	Par	Number of issues
	(dollars in billions, except number of issues)
New municipal bonds issued	$60.4	1,955	$81.3	2,785	$311.9	10,558
Total insured	2.8	252	2.1	261	12.1	1,025
Insured by AGC, AGM and MAC	1.4	117	1.2	129	7.5	488

Industry Penetration Rates
U.S. Municipal Market

	First Quarter		Year Ended December 31,
	2014	2013	2013
Market penetration par	4.6%	2.6%	3.9%
Market penetration based on number of issues	12.9	9.4	9.7
% of single A par sold	15.2	7.9	11.0
% of single A transactions sold	39.8	29.0	30.6
% of under $25 million par sold	15.5	10.8	10.9
% of under $25 million transactions sold	14.6	11.1	10.7

In addition to PVP, in First Quarter 2014, the Company entered into commutation agreements to reassume ceded business consisting of approximately $856 million par of almost exclusively U.S. public finance and European (predominantly U.K.) utility and infrastructure exposures outstanding as of February 28, 2014. For such reassumptions, the Company received the statutory unearned premium outstanding as of the commutation dates plus, in one case, a commutation premium.

Loss Mitigation

The Company continued its risk remediation strategies in First Quarter 2014, which lowered losses and improved its rating agency capital position. The Company believes that it is often in a better position to manage the risks in its insured portfolio and to mitigate losses from troubled credits than a bondholder or security holder would be, due to its knowledge about the terms of the insured transactions, its surveillance and workout resources and, in some instances, the remedies available to it as an insurer.

In an effort to recover losses the Company experienced in its insured U.S. RMBS portfolio, the Company pursues R&W providers by enforcing R&W provisions in contracts, negotiating agreements with R&W providers relating to those provisions and, where appropriate, initiating litigation against R&W providers. See Note 5, Expected Loss to be Paid, of the Financial Statements, for a discussion of the R&W settlements the Company has entered into and the litigation proceedings the Company has initiated against R&W providers and other parties. In First Quarter 2014, the Company made progress on several RMBS settlements that contributed $35 million to the R&W development. The Company's loss mitigation efforts on its U.S. RMBS exposure over the past several years have resulted in R&W providers paying or agreeing to pay, pursuant to settlement agreements and/or following favorable court decisions, an aggregate of $3.7 billion (gross of reinsurance) in respect of R&W. The Company believes these results are significant and will enable it to pursue more effectively R&W providers for U.S. RMBS transactions it has insured.
    In addition, the Company has been focused on the quality of servicing of the mortgage loans underlying its insured RMBS transactions. Servicing influences collateral performance and ultimately the amount (if any) of the Company's insured losses. The Company has established a group to mitigate RMBS losses by influencing mortgage servicing, including, if possible, causing the transfer of servicing or establishing special servicing arrangements. “Special servicing” is an industry term referencing more intense servicing applied to delinquent loans aimed at mitigating losses; special servicing arrangements provide incentives to a servicer to achieve better performance on the mortgage loans it services. As of March 31, 2014, the Company's net insured par of the transactions subject to a servicing transfer was $2.0 billion and the net insured par of the transactions subject to a special servicing arrangement was $961 million.

In the public finance and infrastructure finance arena, the Company has been able to negotiate consensual restructurings with various obligors. During 2013, the Company reached agreements with respect to its exposures to Mashantucket Pequot Tribe; Jefferson County, Alabama; Stockton, California and Harrisburg, Pennsylvania. The agreement with respect to Stockton, California is still subject to bankruptcy court confirmation of Stockton's plan of adjustment. In connection with the Jefferson County and Harrisburg settlements, the Company insured new revenue bonds for both municipalities, and the premium it was paid was included as part of the 2013 PVP below. See “Selected U.S. Public Finance Transactions” in Note 5, Expected Loss to be Paid, of the Financial Statements, for a discussion of the respective arrangements reached.

The Company is also continuing to purchase attractively priced below-investment-grade ("BIG") obligations that it has insured. These purchases resulted in a reduction of net expected loss to be paid of $465 million as of March 31, 2014. The fair value of assets purchased for loss mitigation purposes in our investment portfolio as of March 31, 2014, (excluding the value of the Company's insurance) was $527 million, with a par of $1,607 million (including bonds related to FG VIEs of $87 million in fair value and $662 million in par).

Capital Management

Under the $400 million share repurchase authorization approved in November 2013, the Company repurchased 1.4 million common shares in First Quarter 2014 for $35 million at an average price of $25.92 per share. On a year-to-date basis through May 7, 2014, the Company has repurchased a total of 3.0 million common shares for $75 million at an average price of $25.19 per share. The Company intends to use the remaining capacity under this share repurchase authorization by the end of the third quarter of 2014 and, at that time, to request a new share repurchase authorization from its Board of Directors, in each case, subject to market conditions, the Company's capital position, the amount of funds available at the holding companies, its financial strength ratings, and other factors.

In order to reduce leverage and, possibly, rating agency capital charges, the Company has mutually agreed with beneficiaries to terminate selected financial guaranty insurance and credit derivative contracts. In particular, the Company has targeted investment grade securities for which claims are not expected but which carry a disproportionately large rating agency capital charge. The Company terminated $1.5 billion and $1.7 billion in net par in First Quarter 2014 and First Quarter 2013, respectively.

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

The Company carries a portion of its assets and liabilities at fair value, the majority of which are measured at fair value on a recurring basis. Level 3 assets, consisting primarily of financial guaranty variable interest entities’ assets, credit derivative assets and investments, represented approximately 18% and 25% of total assets measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, respectively. All of the Company's liabilities that are measured at fair value are Level 3. See Note 7, Fair Value Measurement, of the Financial Statements for additional information about assets and liabilities classified as Level 3.

Consolidated Results of Operations

Consolidated Results of Operations

	First Quarter
	2014	2013
	(in millions)
Revenues:
Net earned premiums	$132	$248
Net investment income	103	94
Net realized investment gains (losses)	2	28
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	19	18
Net unrealized gains (losses)	(230)	(610)
Net change in fair value of credit derivatives	(211)	(592)
Fair value gains (losses) on committed capital securities ("CCS")	(9)	(10)
Fair value gains (losses) on FG VIEs	157	70
Other income (loss)	21	(14)
Total revenues	195	(176)
Expenses:
Loss and loss adjustment expenses	41	(48)
Amortization of deferred acquisition costs	5	3
Interest expense	20	21
Other operating expenses	60	60
Total expenses	126	36
Income (loss) before provision for income taxes	69	(212)
Provision (benefit) for income taxes	27	(68)
Net income (loss)	$42	$(144)

Net Earned Premiums

Net earned premiums are recognized over the contractual lives, or in the case of homogeneous pools of insured obligations, the remaining expected lives, of financial guaranty insurance contracts. The Company estimates remaining expected lives of its insured obligations and makes prospective adjustments for such changes in expected lives.

Net Earned Premiums

	First Quarter
	2014	2013
	(in millions)
Financial guaranty:
Public finance
Scheduled net earned premiums and accretion	$72	$77
Accelerations(1)	19	66
Total public finance	91	143
Structured finance(2)
Scheduled net earned premiums and accretion	41	58
Accelerations(1)	0	47
Total structured finance	41	105
Other	—	0
Total net earned premiums	$132	$248
____________________

(1)	Reflects the unscheduled refunding of an insured obligation or the termination of the insurance on an insured obligation.

(2)	Excludes $17 million and $18 million for First Quarter 2014 and 2013, respectively, related to consolidated FG VIEs.

Net earned premiums decreased in First Quarter 2014 compared with First Quarter 2013 due primarily to lower accelerations and the scheduled decline in structured finance par outstanding, as shown in the table above.

At March 31, 2014, $4.1 billion of net deferred premium revenue remained to be earned over the life of the insurance contracts. Scheduled net earned premiums are expected to decrease each year unless replaced by a higher amount of new business or reassumptions of previously ceded business. See Note 4, Financial Guaranty Insurance Premiums, of the Financial Statements, for the expected timing of future premium earnings.

Net Investment Income

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets.

Net Investment Income (1)

	First Quarter
	2014	2013
	(in millions)
Income from fixed-maturity securities managed by third parties	$80	$79
Income from internally managed securities:
Fixed maturities	20	16
Other invested assets	5	1
Gross investment income	105	96
Investment expenses	(2)	(2)
Net investment income	$103	$94
____________________

(1)	Net investment income excludes $3 million for First Quarter 2014 and 2013 related to consolidated FG VIEs.

Income earned in the internally managed portfolio increased primarily due to improvement in expected underlying cash flow. The overall pre-tax book yield was 3.66% at March 31, 2014 and 3.85% at March 31, 2013, respectively. Excluding internally managed portfolio, pre-tax yield was 3.41% as of March 31, 2014 compared with 3.51% as of March 31, 2013.

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses). See Note 10, Investments and Cash, of the Financial Statements.

Net Realized Investment Gains (Losses)(1)

	First Quarter
	2014	2013
	(in millions)
Gross realized gains on investment portfolio	$9	$39
Gross realized losses on investment portfolio	(2)	(6)
Other-than-temporary impairment (1)	(5)	(5)
Net realized investment gains (losses)	$2	$28
____________________

(1)
Net realized investment gains (losses) reported in accordance with GAAP exclude other-than-temporary impairment related to consolidated FG VIEs of $1 million for First Quarter 2013. The amount of other-than-temporary impairment related to consolidated FG VIEs is de minimis for First Quarter 2014.

Other-than-temporary impairment for First Quarter 2014 and 2013 was primarily attributable to securities that were acquired for loss mitigation purposes. Realized gains in First Quarter 2013 included sales of assets acquired as part of negotiated settlements, bonds purchased for loss mitigation purposes and other invested assets.

Other Income

Other income is comprised of recurring items such as foreign exchange remeasurement gains and losses, ancillary fees on financial guaranty policies such as commitment, consent and processing fees, and other revenue items on financial guaranty insurance and reinsurance contracts such as commutation gains on re-assumptions of previously ceded business.

Other Income (Loss)

	First Quarter
	2014	2013
	(in millions)
Foreign exchange gain (loss) on remeasurement of premium receivable and loss reserves	$1	$(16)
Commutation gains	19	—
Other	1	2
Total other income (loss)	$21	$(14)

In First Quarter 2014, the Company entered into commutation agreements to reassume ceded business. This increased net par by approximately $856 million and related unearned premium reserve by approximately $19 million. There were no reassumptions in First Quarter 2013.

Losses in the Insured Portfolio

The insured portfolio includes policies accounted for under three separate accounting models depending on the characteristics of the contract and the Company’s control rights. Please refer to Note 5, Expected Loss to be Paid, of the Financial Statements, for a discussion of the assumptions and methodologies used in calculating the expected loss to be paid for all contracts. For a discussion of the measurement and recognition accounting policies under GAAP for each type of contract, see the following in Item 8, Financial Statements and Supplementary Data of the Company's Annual Report on Form 10-K:

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

Economic Loss Development (1)

	First Quarter
	2014	2013
	(in millions)
U.S. RMBS before benefit for recoveries for breaches of R&W	$38	$57
Net benefit for recoveries for breaches of R&W	(48)	(157)
U.S. RMBS after benefit for recoveries for breaches of R&W	(10)	(100)
Other structured finance	0	(5)
Public finance	23	17
Other	(1)	(10)
Total	$12	$(98)
____________________

(1)
Economic loss development includes the effects of changes in assumptions based on observed market trends, changes in discount rates, accretion of discount and the economic effects of loss mitigation efforts.

Net Expected Loss to be Paid

	As of March 31, 2014	As of December 31, 2013
	(in millions)
U.S. RMBS before benefit for recoveries for breaches of R&W	$1,201	$1,205
Net benefit for recoveries for breaches of R&W	(721)	(712)
U.S. RMBS after benefit for recoveries for breaches of R&W	480	493
Other structured finance	170	171
Public finance	338	321
Other	(4)	(3)
Total	$984	$982

First Quarter 2014 Net Economic Loss Development

Total economic loss development was $12 million in First Quarter 2014, primarily due to developments in certain public finance credits, partially offset by a net benefit from U.S. RMBS. The net benefit attributable to U.S. RMBS was due primarily to R&W developments in 2014, offset in part by lower risk-free rates used to discount reserves. The risk-free rates used to discount expected losses ranged from 0.0% to 3.97% as of March 31, 2014 compared with 0.0% to 4.44% as of December 31, 2013. The effect of changes in discount rates that is included in total economic loss development is not indicative of credit impairment or improvement.

U.S. Public Finance Economic Loss Development: The net par outstanding for U.S. public finance obligations rated BIG by the Company was $9.0 billion as of March 31, 2014 and $9.1 billion as of December 31, 2013. The Company projects that its total future expected net loss across its troubled U.S. public finance credits as of March 31, 2014 will be $281 million, up from $264 million as of December 31, 2013. The change related primarily to developments in Detroit's bankruptcy proceedings. See Note 5, Expected Loss to be paid, of the Financial Statements for further information.

U.S. RMBS Economic Loss Development: The Company's RMBS loss projection methodology assumes that the housing and mortgage markets will continue improving. Each quarter the Company makes a judgment as to whether to change the assumptions it uses to make RMBS loss projections based on its observation during the quarter of the performance of its insured transactions (including early stage delinquencies, late stage delinquencies and, for first liens, loss severity) as well as the residential property market and economy in general, and, to the extent it observes changes, it makes a judgment as whether those changes are normal fluctuations or part of a trend. Based on such observations the Company chose to use the same general approach to project RMBS losses as of March 31, 2014 as it used as of December 31, 2013. The methodology and assumptions the Company uses to project first lien RMBS losses and the scenarios it employs are described in more detail Note 5, Expected Loss to be Paid, of the Financial Statements.

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

Using these strategies, through March 31, 2014 the Company has caused entities providing R&Ws to pay or agree to pay approximately $3.7 billion (gross of reinsurance) in respect of their R&W liabilities for transactions in which the Company has provided insurance.

(in millions)
Agreement amounts already received	$2,716
Agreement amounts projected to be received in the future	402
Repurchase amounts paid into the relevant RMBS prior to settlement (1)	579
Total R&W payments, gross of reinsurance	$3,697
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

Based on this success, the Company has included in its net expected loss estimates as of March 31, 2014 an estimated net benefit related to breaches of R&W of $721 million, which includes $384 million from agreements with R&W providers and $337 million in transactions where the Company does not yet have such an agreement, all net of reinsurance.

Developments in the Company's R&W recovery efforts are included in economic loss development. The following table provides a breakdown of the development and accretion amount in the roll forward of estimated recoveries associated with alleged breaches of R&W.

Components of R&W Development

First Quarter 2014
(in millions)
Change in recovery assumptions as the result of additional file review and recovery success	$10
Estimated increase (decrease) in defaults that will result in additional (lower) breaches	0
Settlements and anticipated settlements	35
Accretion of discount on balance	3
Total	$48

First Quarter 2013 Net Economic Loss Development

Total economic loss development in First Quarter 2013 was a favorable $98 million, which was primarily driven by U.S. RMBS. In the U.S. RMBS portfolio, the $100 million favorable development was mainly due to the R&W settlement agreement with UBS Real Estate Securities Inc. and affiliates ("UBS"). Partially offsetting this benefit was worsening economic conditions in Hungary and potential bankruptcy of Harrisburg which contributed to economic loss development in public finance. Changes in discount rates had a favorable effect of approximately $25 million on economic loss development in

First Quarter 2013 as the risk-free rates used to discount expected losses ranged from 0.0% to 3.72% as of March 31, 2013 compared with 0.0% to 3.28% as of December 31, 2012.

U.S. RMBS Economic Loss Development: The Company's RMBS loss projection methodology assumes that the housing and mortgage markets will improve. Each quarter the Company makes a judgment as to whether to change the assumptions it uses to make RMBS loss projections based on its observation during the quarter of the performance of its insured transactions (including early stage delinquencies, late stage delinquencies and, for first liens, loss severity) as well as the residential property market and economy in general, and, to the extent it observes changes, it makes a judgment as whether those changes are normal fluctuations or part of a trend. Based on such observations, the Company chose to use essentially the same assumptions and scenarios to project RMBS loss as of March 31, 2013 as it used as of December 31, 2012, except for the following:

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

Components of R&W Development

First Quarter 2013
(in millions)
Change in recovery assumptions as the result of additional file review and recovery success	$11
Estimated increase (decrease) in defaults that will result in additional (lower) breaches	1
Results of settlements and judgments	142
Accretion of discount on balance	3
Total	$157

U.S. Public Finance Economic Loss Development: The net par outstanding for all BIG rated U.S. public finance obligations was $4.6 billion as of March 31, 2013 and December 31, 2012. The Company projected full or partial recovery on the claims it had already paid on its troubled U.S. public finance credits and that its total future expected net recovery across its troubled U.S. public finance credits (after projected recoveries of claims already paid) would be $9 million as of March 31, 2013.

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

	First Quarter
	2014	2013
	(in millions)
U.S. RMBS	$(1)	$(40)
Other structured finance	15	(12)
Public finance	27	(3)
Other	(1)	—
Total insurance contracts before FG VIE consolidation	40	(55)
Effect of consolidating FG VIEs	1	7
Total loss and LAE	$41	$(48)

Loss Expense Reported in
Non-GAAP Operating Income

	First Quarter
	2014	2013
	(in millions)
U.S. RMBS	$5	$(16)
Other structured finance	2	(16)
Public finance	26	(3)
Other	(1)	(10)
Total	$32	$(45)

Reconciliation of Loss and LAE to Non-GAAP Loss Expense

	First Quarter
	2014	2013
	(in millions)
Loss and LAE	$41	$(48)
Credit derivative loss expense	(8)	10
FG VIE loss expense	(1)	(7)
Loss expense included in operating income	$32	$(45)

In 2014, losses incurred were due primarily to U.S public finance exposures, mainly related to developments in the Company's Detroit exposures. Losses incurred on RMBS during First Quarter 2014 includes positive R&W development.

In First Quarter 2013, loss benefit was due primarily to U.S. RMBS. The positive development in U.S. RMBS was due primarily to a R&W settlement agreement with UBS. Changes in risk-free rates used to discount losses also affected loss expense for long-dated transactions, however this component of loss expense does not reflect actual credit impairment or improvement in the period.

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

The table below presents the expected timing of loss recognition for insurance contracts on both a reported GAAP net income and non-GAAP operating income basis.

Financial Guaranty Insurance
Net Expected Loss to be Expensed
As of March 31, 2014

	In GAAP Reported Income	In Non-GAAP Operating Income
	(in millions)
2014 (April 1 - June 30)	$12	$13
2014 (July 1 - September 30)	11	13
2014 (October 1 - December 31)	10	13
2015	42	51
2016	38	45
2017	31	37
2018	28	35
2019-2023	98	119
2024-2028	57	68
2029-2033	37	45
After 2033	27	36
Net expected loss to be expensed (1)	391	475
Discount	419	463
Total future value	$810	$938
____________________

(1)	Net expected loss to be expensed for GAAP reported income is different than operating income, a non-GAAP financial measure, by the amount related to consolidated FG VIEs.

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

The valuation of the Company’s credit derivative contracts requires the use of models that contain significant, unobservable inputs, and are classified as Level 3 in the fair value hierarchy. There has been very limited new issuance activity in this market over the past three years and as of March 31, 2014, market prices for the Company’s credit derivative contracts were generally not available. Inputs to the estimate of fair value include various market indices, credit spreads, the Company’s own credit spread, and estimated contractual payments. See Note 7, Fair Value Measurement, of the Financial Statements.

Net Change in Fair Value of Credit Derivatives Gain (Loss)

	First Quarter
	2014	2013
	(in millions)
Realized gains on credit derivatives	$20	$28
Net credit derivative losses (paid and payable) recovered and recoverable	(1)	(10)
Realized gains (losses) and other settlements on credit derivatives	19	18
Net change in unrealized gains (losses) on credit derivatives	(230)	(610)
Net change in fair value of credit derivatives	$(211)	$(592)

Net credit derivative premiums have declined in First Quarter 2014 and 2013 due primarily to the decline in the net par outstanding to $51.3 billion at March 31, 2014 from $65.9 billion at March 31, 2013.

Net Change in Unrealized Gains (Losses)
on Credit Derivatives
By Sector

	First Quarter
Asset Type	2014	2013
	(in millions)
Pooled corporate obligations	$(58)	$(105)
U.S. RMBS	(140)	(457)
Commercial mortgage-backed securities ("CMBS")	—	(3)
Other (1)	(32)	(45)
Total	$(230)	$(610)
 ____________________

(1)	“Other” includes all other U.S. and international asset classes, such as commercial receivables, international infrastructure, international RMBS securities, and pooled infrastructure securities.

During First Quarter 2014, unrealized fair value losses were generated primarily in the U.S. RMBS prime first lien, Alt-A, Option ARM and subprime sectors, as well as pooled corporate obligations, due to wider implied net spreads. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC’s name as the market cost of AGC’s credit protection decreased significantly during the period. These transactions were pricing at or above their floor levels (or the minimum rate at which the Company would consider assuming these risks based on historical experience); therefore when the cost of purchasing credit default swap ("CDS") protection on AGC, which management refers to as the CDS spread on AGC, decreased the implied spreads that the Company would expect to receive on these transactions increased. The cost of AGM’s credit protection also decreased during First Quarter 2014 generating unrealized fair value losses on a XXX life insurance securitization transaction, due to wider implied net spreads. This did not have a significant impact on the remainder of AGM’s portfolio, as a significant portion of AGM’s policies continue to price at floor levels.

During First Quarter 2013, unrealized fair value losses were generated primarily in the U.S. RMBS sectors, as well as pooled corporate obligations, due to wider implied net spreads. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC's name as the market cost of AGC's credit protection decreased significantly during the period. These transactions were pricing at or above their floor levels. To calculate the fair value of the CDS contracts, the Company matches the tenor of the CDS contracts in the Company's portfolio to the tenor of the CDS spread purchased in AGC's name. The cost of AGM's 5 Year and 1 Year credit protection also decreased during First Quarter 2013, but did not lead to significant fair value losses, as a significant portion of AGM policies continue to price at floor levels. First Quarter 2013 changes in fair value of credit derivatives in the Other category includes a $20 million loss for guaranteed interest rate swaps identified during the quarter.

Five-Year CDS Spread
on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of March 31, 2014	As of December 31, 2013	As of March 31, 2013	As of December 31, 2012
AGC	291	460	397	678
AGM	305	525	380	536

One-Year CDS Spread
on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of March 31, 2014	As of December 31, 2013	As of March 31, 2013	As of December 31, 2012
AGC	55	185	59	270
AGM	70	220	60	257

Effect of Changes in the Company’s Credit Spread on
Unrealized Gains (Losses) on Credit Derivatives

	First Quarter
	2014	2013
	(in millions)
Change in unrealized gains (losses) of credit derivatives:
Before considering implication of the Company’s credit spreads	$347	$504
Resulting from change in the Company’s credit spreads	(577)	(1,114)
After considering implication of the Company’s credit spreads	$(230)	$(610)

Management believes that the trading level of AGC’s and AGM’s credit spreads is due to the correlation between AGC’s and AGM’s risk profile, the current risk profile of the broader financial markets, and to increased demand for credit protection against AGC and AGM, relative to pre-financial crisis levels, as the result of its financial guaranty volume, as well as the overall lack of liquidity in the CDS market. Offsetting the benefit attributable to AGC’s and AGM’s credit spread were higher credit spreads in the fixed income security markets relative to pre-financial crisis levels. The higher credit spreads in the fixed income security market are due to the lack of liquidity in the high-yield collateralized debt obligations ("CDO"), trust preferred securities CDO ("TruPS CDOs"), and collateralized loan obligation ("CLO") markets as well as continuing market concerns over the 2005-2007 vintages of RMBS.

Provision for Income Tax

Provision for Income Taxes and Effective Tax Rates

	First Quarter
	2014	2013
	(in millions)
Total provision (benefit) for income taxes	$27	$(68)
Effective tax rate	38.8%	31.8%

The Company’s effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, U.K. subsidiaries taxed at the U.K. blended marginal corporate tax rate of 21.5% unless subject to U.S. tax by election or as a U.S. controlled foreign corporation, and no taxes for the Company’s Bermuda subsidiaries unless subject to U.S tax by election or as a U.S. controlled foreign corporation. The Company’s overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions. First Quarter 2014 and First Quarter 2013 had disproportionate losses and income across jurisdictions, offset by tax-exempt interest, and are the primary reasons for the effective tax rates.

Financial Guaranty Variable Interest Entities

As of March 31, 2014 and December 31, 2013, the Company consolidated 31 and 40 VIEs, respectively. The table below presents the effects on reported GAAP income resulting from consolidating these FG VIEs and eliminating their related insurance and investment accounting accounts and, in total, represents a difference between GAAP reported net income and non-GAAP operating income attributable to FG VIEs. The consolidation of FG VIEs has a significant effect on net income and shareholders' equity due to (1) changes in fair value gains (losses) on FG VIE assets and liabilities, (2) the eliminations of premiums and losses related to the AGC and AGM FG VIE liabilities with recourse and (3) the elimination of investment balances related to the Company’s purchase of AGC and AGM insured FG VIE debt. Upon consolidation of a FG VIE, the related insurance and, if applicable, the related investment balances, are considered intercompany transactions and therefore eliminated. See “—Non-GAAP Financial Measures—Operating Income” below.

Effect of Consolidating FG VIEs on Net Income (Loss)

	First Quarter
	2014	2013
	(in millions)
Net earned premiums	$(17)	$(18)
Net investment income	(3)	(3)
Net realized investment gains (losses)	0	1
Fair value gains (losses) on FG VIEs	157	70
Other income	(2)	—
Loss and LAE	(1)	(7)
Effect on net income before tax provision	134	43
Less: tax provision (benefit)	47	15
Effect on net income (loss)	$87	$28

Fair value gains (losses) on FG VIEs represent the net change in fair value on the consolidated FG VIEs’ assets and liabilities. During First Quarter 2014, the Company recorded a pre-tax net fair value gain on consolidated FG VIEs of $157 million. The primary driver of this gain, $120 million, was a result of the deconsolidation of seven VIEs. There was an additional gain of $37 million resulting from the Company exercising its option to accelerate two second lien RMBS VIEs.

For First Quarter 2013, the Company recorded a pre-tax fair value gain on FG VIEs of $70 million. The majority of this gain, approximately $64 million, was the result of a R&W benefit on two Flagstar policies recognized during the quarter. There was also price appreciation across all of the Company's FG VIE assets and liabilities as a result of the overall financial market continuing to improve in First Quarter 2013. The most significant price appreciation occurred in several home equity lines of credit ("HELOC") transactions where the price appreciation was slightly greater on the FG VIE assets than on the FG VIE liabilities. This was a result of improved performance in the underlying collateral of these securities during the period.

Expected losses to be paid (recovered) in respect of consolidated FG VIEs, were $108 million of expected loss to be paid as of March 31, 2014 and $60 million of expected losses to be paid as of December 31, 2013, and are included in the discussion of “—Losses in the Insured Portfolio.”

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

Operating Income

Reconciliation of Net Income (Loss)
to Operating Income

	First Quarter
	2014	2013
	(in millions)
Net income (loss)	$42	$(144)
Less after-tax adjustments:
Realized gains (losses) on investments	(1)	19
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(171)	(434)
Fair value gains (losses) on CCS	(5)	(6)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	0	(11)
Effect of consolidating FG VIEs	87	28
Operating income	$132	$260

Effective tax rate on operating income	26.7%	25.8%

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

Reconciliation of Shareholders’ Equity
to Adjusted Book Value

	As of March 31, 2014		As of December 31, 2013
	Total	Per Share	Total	Per Share
	(dollars in millions, except per share amounts)
Shareholders’ equity	$5,209	$28.76	$5,115	$28.07
Less after-tax adjustments:				(0.95)
Effect of consolidating FG VIEs	(87)	(0.48)	(172)	(0.95)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(1,219)	(6.72)	(1,052)	(5.77)
Fair value gains (losses) on CCS	24	0.13	30	0.16
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	250	1.38	145	0.80
Operating shareholders’ equity	6,241	34.45	6,164	33.83
After-tax adjustments:
Less: Deferred acquisition costs	159	0.87	161	0.88
Plus: Net present value of estimated net future credit derivative revenue	138	0.76	146	0.80
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	2,800	15.45	2,884	15.83
Adjusted book value	$9,020	$49.79	$9,033	$49.58

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

PVP or Present Value of New Business Production

Reconciliation of PVP to Gross Written Premiums

	First Quarter
	2014	2013
	( in millions)
Total PVP	$31	$18
Less: Financial guaranty installment premium PVP	10	1
Total: Financial guaranty upfront gross written premiums	21	17
Plus: Financial guaranty installment gross written premiums and other GAAP adjustments	9	—
Total gross written premiums	$30	$17

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

Net Par Outstanding and Average Internal Rating by Sector

	As of March 31, 2014				As of December 31, 2013
Sector	Net Par Outstanding (including loss mitigation bonds)	Loss Mitigation Bonds	Net Par Outstanding (excluding loss mitigation bonds)	Avg. Rating	Net Par Outstanding (including loss mitigation bonds)	Loss Mitigation Bonds	Net Par Outstanding (excluding loss mitigation bonds)	Avg. Rating
	(dollars in millions)
Public finance:
U.S.:
General obligation	$152,621	$—	$152,621	A	$155,277	$—	$155,277	A+
Tax backed	65,505	32	65,473	A+	66,856	32	66,824	A+
Municipal utilities	55,567	—	55,567	A	56,324	—	56,324	A
Transportation	30,213	—	30,213	A	30,830	—	30,830	A
Healthcare	16,060	—	16,060	A	16,132	—	16,132	A
Higher education	13,867	—	13,867	A	14,071	—	14,071	A
Infrastructure finance	4,108	—	4,108	BBB	4,114	—	4,114	BBB
Housing	3,349	—	3,349	A+	3,386	—	3,386	A+
Investor-owned utilities	985	—	985	A-	991	—	991	A-
Other public finance—U.S.	4,185	—	4,185	A	4,232	—	4,232	A
Total public finance—U.S.	346,460	32	346,428	A	352,213	32	352,181	A
Non-U.S.:
Infrastructure finance	14,961	—	14,961	BBB	14,703	—	14,703	BBB
Regulated utilities	11,752	—	11,752	BBB+	11,205	—	11,205	BBB+
Pooled infrastructure	2,533	—	2,533	A	2,520	—	2,520	A
Other public finance—non-U.S.	5,580	—	5,580	A	5,570	—	5,570	A
Total public finance—non-U.S.	34,826	—	34,826	BBB+	33,998	—	33,998	BBB+
Total public finance	381,286	32	381,254	A	386,211	32	386,179	A
Structured finance:
U.S.:
Pooled corporate obligations	29,803	—	29,803	AAA	31,325	—	31,325	AAA
RMBS	13,904	879	13,025	BBB-	14,559	838	13,721	BBB-
Insurance securitizations	3,360	325	3,035	A-	3,360	325	3,035	A-
CMBS and other commercial real estate related exposures	3,017	—	3,017	AAA	3,952	—	3,952	AAA
Financial products	2,585	—	2,585	AA-	2,709	—	2,709	AA-
Consumer receivables	2,175	—	2,175	BBB+	2,198	—	2,198	BBB+
Commercial receivables	739	—	739	A-	911	—	911	A-
Structured credit	69	—	69	BB	69	—	69	BB
Other structured finance—U.S.	945	—	945	A-	987	—	987	A-
Total structured finance—U.S.	56,597	1,204	55,393	AA-	60,070	1,163	58,907	AA-
Non-U.S.:
Pooled corporate obligations	10,375	—	10,375	AAA	11,058	—	11,058	AAA
Commercial receivables	1,201	—	1,201	BBB+	1,263	—	1,263	BBB+
RMBS	941	—	941	A	1,146	—	1,146	AA-
Structured credit	84	—	84	BBB	176	—	176	BBB
Other structured finance—non-U.S.	377	—	377	AAA	378	—	378	AAA
Total structured finance—non-U.S.	12,978	—	12,978	AA+	14,021	—	14,021	AA+
Total structured finance	69,575	1,204	68,371	AA-	74,091	1,163	72,928	AA
Total net par outstanding	$450,861	$1,236	$449,625	A	$460,302	$1,195	$459,107	A

The March 31, 2014 and December 31, 2013 amounts above include $36.2 billion and $38.1 billion, respectively, of AGM structured finance net par outstanding. AGM has not insured a mortgage-backed transaction since January 2008 and announced in August 2008 that it would no longer issue new policies on structured finance obligations. The structured finance transactions that remain in AGM’s insured portfolio have an average internal rating by the Company of double-A. Management expects AGM’s structured finance portfolio to run-off rapidly: 26% by year-end 2014, 59% by year-end 2016, and 84% by year-end 2018.

The following tables set forth the Company’s net financial guaranty portfolio by internal rating.

Financial Guaranty Portfolio by Internal Rating
As of March 31, 2014

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$4,658	1.3%	$1,020	2.9%	$29,868	53.9%	$8,856	68.2%	$44,402	9.9%
AA	104,577	30.2	427	1.2	9,396	17.0	570	4.4	114,970	25.6
A	187,433	54.1	9,595	27.6	2,340	4.2	661	5.1	200,029	44.4
BBB	40,783	11.8	22,173	63.7	3,496	6.3	1,829	14.1	68,281	15.2
BIG	8,977	2.6	1,611	4.6	10,293	18.6	1,062	8.2	21,943	4.9
Total net par outstanding (excluding loss mitigation bonds)	$346,428	100.0%	$34,826	100.0%	$55,393	100.0%	$12,978	100.0%	$449,625	100.0%
Loss Mitigation Bonds	32		—		1,204		—		1,236
Net Par Outstanding (including loss mitigation bonds)	$346,460		$34,826		$56,597		$12,978		$450,861

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2013

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$4,998	1.4%	$1,016	3.0%	$32,317	54.9%	$9,684	69.1%	$48,015	10.5%
AA	107,503	30.5	422	1.2	9,431	16.0	577	4.1	117,933	25.7
A	192,841	54.8	9,453	27.9	2,580	4.4	742	5.3	205,616	44.8
BBB	37,745	10.7	21,499	63.2	3,815	6.4	1,946	13.9	65,005	14.1
BIG	9,094	2.6	1,608	4.7	10,764	18.3	1,072	7.6	22,538	4.9
Total net par outstanding (excluding loss mitigation bonds)	$352,181	100.0%	$33,998	100.0%	$58,907	100.0%	$14,021	100.0%	$459,107	100.0%
Loss Mitigation Bonds	32		—		1,163		—		1,195
Net Par Outstanding (including loss mitigation bonds)	$352,213		$33,998		$60,070		$14,021		$460,302

In addition, under the terms of certain credit derivative contracts, the referenced obligations in such contracts have been delivered to the Company and therefore are included in the investment portfolio. Such amounts are still included in the financial guaranty insured portfolio and totaled $165 million and $195 million in gross par outstanding as of March 31, 2014 and December 31, 2013, respectively.

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

Gross Direct Economic Exposure
to Selected European Countries(1)
March 31, 2014

	Hungary	Ireland	Italy	Portugal	Spain	Total
	(in millions)
Sovereign and sub-sovereign exposure:
Non-infrastructure public finance (2)	$—	$—	$1,374	$114	$440	$1,928
Infrastructure finance	396	—	19	12	159	586
Sub-total	396	—	1,393	126	599	2,514
Non-sovereign exposure:
Regulated utilities	—	—	255	—	—	255
RMBS	227	145	377	—	—	749
Sub-total	227	145	632	—	—	1,004
Total	$623	$145	$2,025	$126	$599	$3,518
Total BIG	$623	$—	$—	$126	$598	$1,347

Net Direct Economic Exposure
to Selected European Countries(1)
March 31, 2014

	Hungary	Ireland	Italy	Portugal	Spain	Total
	(in millions)
Sovereign and sub-sovereign exposure:
Non-infrastructure public finance (2)	$—	$—	$1,026	$98	$274	$1,398
Infrastructure finance	370	—	18	12	156	556
Sub-total	370	—	1,044	110	430	1,954
Non-sovereign exposure:
Regulated utilities	—	—	235	—	—	235
RMBS	217	145	312	—	—	674
Sub-total	217	145	547	—	—	909
Total	$587	$145	$1,591	$110	$430	$2,863
Total BIG	$587	$—	$—	$110	$429	$1,126
____________________

(1)
While the Company’s exposures are shown in U.S. dollars, the obligations the Company insures are in various currencies, including U.S. dollars and Euros. Included in both tables above is $145 million of reinsurance assumed on a 2004 - 2006 pool of Irish residential mortgages that is part of the Company’s remaining legacy mortgage reinsurance business. One of the residential mortgage-backed securities included in the table above includes residential mortgages in both Italy and Germany, and only the portion of the transaction equal to the portion of the original mortgage pool in Italian mortgages is shown in the tables.

(2)	The exposure shown in the "Non-infrastructure public finance" category is from transactions backed by receivable payments from sub-sovereigns in Italy, Spain and Portugal.

The tables above include the par amount of financial guaranty contracts accounted for as derivatives of $141 million with a fair value of $6 million, net of reinsurance. The Company’s credit derivative transactions are governed by International Swaps and Derivatives Association, Inc. ("ISDA") documentation, and the Company is required to make a loss payment on them only upon the occurrence of one or more defined credit events with respect to the referenced securities or loans.

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

Indirect Exposure to Selected European Countries

The Company has excluded from the exposure tables above its indirect economic exposure to the Selected European Countries through insurance it provides on (a) pooled corporate and (b) commercial receivables transactions. The Company considers economic exposure to a Selected European Country to be indirect when that exposure relates to only a small portion of an insured transaction that otherwise is not related to that Selected European Country.

The Company’s pooled corporate obligations are highly diversified in terms of obligors and, except in the case of TruPS CDOs or transactions backed by perpetual preferred securities highly diversified in terms of industry. Most pooled corporate obligations are structured to limit exposure to any given obligor and any given non-U.S. country or region. The insured pooled corporate transactions generally benefit from embedded credit enhancement which allows a transaction a certain level of losses in the underlying collateral without causing the Company to pay a claim. Some pooled corporate obligations include investments in companies with a nexus to the Selected European Countries.

The Company’s commercial receivable transactions excluded from the exposure tables above are rail car lease transactions and aircraft lease transactions where some of the lessees have a nexus with the Selected European Countries. Like the pooled corporate transactions, the commercial receivable transactions generally benefit from embedded credit enhancement which allows a transaction a certain level of losses in the underlying collateral without causing the Company to pay a claim.

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

Indirect Exposure to Selected European Countries
As of March 31, 2014

	Greece	Ireland	Italy	Portugal	Spain	Total
	(dollars in millions)
Pooled corporate
Gross par ($ millions)	$17	$101	$153	$15	$500	$786
Net par ($ millions)	$16	$86	$141	$15	$452	$710
Average proportion	2.3%	1.8%	2.6%	1.0%	4.7%	3.2%
Commercial receivables
Gross par ($ millions)	$—	$22	$55	$13	$2	$92
Net par ($ millions)	$—	$22	$53	$12	$2	$89
Average proportion	—%	4.8%	9.2%	2.3%	1.8%	5.3%

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

The Republic of Hungary is rated “BB” and “Ba1” by S&P and Moody’s Investor Services, Inc. ("Moody’s"), respectively. The country continues to face significant economic and political challenges. The Company’s sovereign and sub-sovereign exposure to Hungarian credits includes an infrastructure financing dependent on payments by government agencies. The Company rates this exposure ($370 million net par) below investment grade. The Company is closely monitoring developments with respect to the ability and willingness of these entities to meet their payment obligations. The Company’s non-sovereign exposure to Hungary comprises primarily covered mortgage bonds issued by Hungarian banks. The Company rates the covered bonds ($217 million net par) below investment grade.

The Kingdom of Spain is rated “BBB-” by S&P and was upgraded to “Baa2” on February 21, 2014 by Moody’s. The key drivers for the upgrade included: (1) the rebalancing of the Spanish economy towards a more sustainable growth model; (2) the progress made in implementing broad structural reforms; and (3) the improvement in the government’s funding conditions since the height of the euro area sovereign debt crisis in mid-2012. The Company’s sovereign and sub-sovereign exposure to Spanish credits includes infrastructure financings dependent on payments by sub-sovereigns and government agencies, financings dependent on lease and other payments by sub-sovereigns and government agencies, and an issuance by a regulated utility. The Company rates most ($429 million aggregate net par) of its exposure to sovereign and sub-sovereign credits in Spain below investment grade. The Company is closely monitoring developments with respect to the ability and willingness of these entities to meet their payment obligations.

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

The Republic of Ireland is currently rated “BBB+” and “Baa3” by S&P and Moody’s, respectively. Moody’s upgraded its rating from “Ba1” in January 2014, the two main drivers for the upgrade being: (1) the growth potential of the Irish economy, which together with ongoing fiscal consolidation is expected to bring government debt ratios down from their recent peak; and (2) the Irish government's exit from its EU/International Monetary Fund support program on schedule, with improved solvency and restored market access. The Company’s exposure to Irish credits includes exposure in a pool of infrastructure financings dependent on payments by a sub-sovereign and mortgage reinsurance on a pool of Irish residential mortgages originated in 2004-2006 left from its legacy mortgage reinsurance business. Only $7 million of the Company’s exposure to Ireland is below investment grade, and it is indirect in non-sovereign pooled corporate transactions.

The Republic of Italy is rated “BBB” and “Baa2” by S&P and Moody’s, respectively. Even though its economy is growing again, the country continues to face significant economic and political challenges. The Company’s sovereign and sub-sovereign exposure to Italy depends on payments by Italian governmental entities in connection with infrastructure financings or for services already rendered. The Company’s non-sovereign Italian exposure is comprised primarily of securities backed by Italian residential mortgages or in one case a government-sponsored water utility. The Company is closely monitoring the ability and willingness of these obligors to make timely payments on their obligations.

The Hellenic Republic of Greece is rated “B-” and “Caa3” by S&P and Moody’s, respectively. Despite improvements in its medium-term economic outlook and the government’s success with fiscal consolidation, Greece continues to face significant economic and political challenges. As of March 31, 2014 the Company no longer had any direct economic exposure to Greece, although it does still have small, indirect exposures as described above under "Indirect Exposure to Selected European Countries".

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

Exposure to Puerto Rico

The Company insures general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $5.3 billion net par and $6.7 billion gross par. The Company rates $5.1 billion net par and $6.4 billion gross par of those amounts BIG. The following table shows the Company’s exposure to general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations as of March 31, 2014.

 Net Exposure to Puerto Rico
As of March 31, 2014

	Net Par Outstanding
	AGM Consolidated	AGC Consolidated	AG Re Consolidated	Eliminations (1)	Total	Internal Rating
	(in millions)
Commonwealth of Puerto Rico - General Obligation Bonds	$844	$476	$532	$—	$1,852	BB
Puerto Rico Highways and Transportation Authority (Transportation revenue)	236	400	236	—	872	BB-
Puerto Rico Electric Power Authority	480	81	291	—	852	BB-
Puerto Rico Municipal Finance Authority	252	49	149	—	450	BB-
Puerto Rico Aqueduct and Sewer Authority	—	288	96	—	384	BB-
Puerto Rico Highways and Transportation Authority (Highway revenue)	296	28	58	(80)	302	BB
Puerto Rico Sales Tax Financing Corporation	261	—	7	—	268	A-
Puerto Rico Convention Center District Authority	—	93	92	—	185	BB-
Puerto Rico Public Buildings Authority	32	46	46	—	124	BB
Government Development Bank for Puerto Rico	—	33	—	—	33	BB
Puerto Rico Infrastructure Financing Authority	—	10	8	—	18	BB-
University of Puerto Rico	—	1	—	—	1	BB-
Total	$2,401	$1,505	$1,515	$(80)	$5,341	BB
 ____________________

(1)
Net par outstanding eliminations relate to second-to-pay policies under which an Assured Guaranty insurance subsidiary guarantees an obligation already insured by another Assured Guaranty insurance subsidiary.

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
Amortization Schedule
As of March 31, 2014

	Estimated BIG Net Par Amortization	Estimated BIG Ending Net Par Outstanding	Estimated BIG Net Debt Service Amortization	Estimated BIG Ending Net Debt Service Outstanding
	(in millions)
2014 (as of March 31)		$5,073		$8,306
2014 (April 1 – June 30)	$—	5,073	$64	8,242
2014 (July 1 – September 30)	254	4,819	315	7,927
2014 (October 1 – December 31)	—	4,819	61	7,866
2015	364	4,455	601	7,265
2016	289	4,166	509	6,756
2017	208	3,958	415	6,341
2018	159	3,799	358	5,983

2014-2018	1,274	3,799	2,323	5,983
2019-2023	884	2,915	1,718	4,265
2024-2028	937	1,978	1,566	2,699
2029-2033	697	1,281	1,125	1,574
After 2033	1,281	—	1,574	—
Total	$5,073		$8,306

Recent announcements and actions by the Governor and his administration indicate officials of the Commonwealth are focused on measures to help Puerto Rico operate within its financial resources and maintain its access to the capital markets. All Puerto Rico credits insured by the Company are current on their principal and interest ("Debt Service") payments, and we expect them to continue to make their Debt Service payments. Neither Puerto Rico nor its related authorities and public corporations are eligible debtors under Chapter 9 of the U.S. Bankruptcy Code. However, Puerto Rico faces high debt levels, a declining population and an economy that has been in recession since 2006. Puerto Rico has been operating with a structural budget deficit in recent years, and its two largest pension funds are significantly underfunded.

In January 2014 the Company downgraded most of its insured Puerto Rico credits to BIG, reflecting the economic and financial challenges facing the Commonwealth and due to concerns that the rating agencies would downgrade Puerto Rico and limit its access to credit. Subsequently, in February 2014, S&P, Moody's and Fitch Ratings downgraded much of the debt of Puerto Rico and its related authorities and public corporations to BIG, citing various factors including limited liquidity and market access risk. On March 11, 2014, the Commonwealth of Puerto Rico sold $3.5 billion of general obligation bonds. The Company believes the proceeds of the issuance have helped the Commonwealth address certain short-term liquidity needs.

Following Moody's downgrade of Puerto Rico, Moody's formally affirmed the financial strength ratings of AGM (A2, stable outlook) and AGC (A3, stable outlook). Moody's also affirmed the financial strength rating of Assured Guaranty Re Ltd. ("AG Re") (Baa1) but changed the outlook on such rating to negative. Similarly, S&P published an analysis of Assured Guaranty's Puerto Rico exposure, which concluded that, following S&P's downgrade of the Commonwealth, Assured Guaranty's stress case capital charge would increase by approximately $65 million and that Assured Guaranty continued to have substantial excess capital.

Exposure to Residential Mortgage-Backed Securities

The tables below provide information on the risk ratings and certain other risk characteristics of the Company’s financial guaranty insurance and credit derivative RMBS exposures as of March 31, 2014. U.S. RMBS exposures represent 3% of the total net par outstanding, and BIG U.S. RMBS represent 34% of total BIG net par outstanding. The tables presented provide information with respect to the underlying performance indicators of this book of business. See Note 5, Expected Loss to be Paid, of the Financial Statements, for a discussion of expected losses to be paid on U.S. RMBS exposures.

All performance information such as pool factor, subordination, cumulative losses and delinquency is based on March 31, 2014 information obtained from third parties and/or provided by the trustee prior to the date of this filing. It is possible that the Company may receive updated or additional information for this period in the future.

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

Distribution of U.S. RMBS by Rating and Type of Exposure as of March 31, 2014

Ratings:	Prime First Lien	Closed-End Second Lien	HELOC	Alt-A First Lien	Option ARMs	Subprime First Lien	Total Net Par Outstanding
	(dollars in millions)
AAA	$1	$0	$17	$212	$4	$2,125	$2,358
AA	94	95	91	536	254	1,680	2,751
A	1	0	8	1	20	121	152
BBB	36	—	133	17	33	139	358
BIG	395	144	1,734	2,713	565	1,856	7,406
Total exposures	$528	$239	$1,983	$3,478	$877	$5,921	$13,025

Distribution of Financial Guaranty Direct U.S. RMBS
Insured January 1, 2005 or Later by Exposure Type, Average Pool Factor, Subordination,
Cumulative Losses and 60+ Day Delinquencies
As of March 31, 2014

	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
U.S. Prime First Lien	$504	30.7%	4.0%	4.6%	16.7%	8
U.S. Closed-End Second Lien	229	11.2%	—%	68.9%	5.8%	9
U.S. HELOC	1,750	16.3%	3.4%	37.2%	3.8%	18
U.S. Alt-A First Lien	3,403	32.5%	5.1%	17.2%	26.3%	43
U.S. Option ARMs	843	33.7%	6.3%	22.5%	27.7%	19
U.S. Subprime First Lien	4,725	26.9%	14.3%	19.4%	32.6%	21

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

Exposure by Reinsurer

	Ratings at		Par Outstanding
	May 5, 2014		As of March 31, 2014
Reinsurer	Moody’s Reinsurer Rating	S&P Reinsurer Rating	Ceded Par Outstanding(1)	Second-to- Pay Insured Par Outstanding	Assumed Par Outstanding
	(dollars in millions)
American Overseas Reinsurance Company Limited (f/k/a Ram Re)	WR (2)	WR	$8,113	$—	$30
Tokio Marine & Nichido Fire Insurance Co., Ltd.	Aa3 (3)	AA- (3)	6,273	—	—
Radian Asset Assurance Inc. ("Radian")	Ba1	B+	4,696	24	987
Syncora Guarantee Inc.	WR	WR	4,192	1,769	161
Mitsui Sumitomo Insurance Co. Ltd.	A1	A+ (3)	2,139	—	—
ACA Financial Guaranty Corp.	NR (5)	WR	809	3	8
Federal Insurance Company	Aa2	AA	382	—	—
Swiss Reinsurance Co.	Aa3	AA-	347	—	—
Security Life of Denver Insurance Company	A3	A-	239	—	—
Ambac Assurance Corporation ("Ambac")(4)	WR	WR	85	6,013	17,578
CIFG Assurance North America Inc. ("CIFG")	WR	WR	—	114	4,883
MBIA Inc.	(4)	(4)	—	10,208	7,221
Financial Guaranty Insurance Co.	WR	WR	—	2,273	1,237
Other	Various	Various	251	2,114	45
Total			$27,526	$22,518	$32,150
____________________

(1)	Includes $3,038 million in ceded par outstanding related to insured credit derivatives.

(2)    Represents “Withdrawn Rating.”

(3)    The Company has structural collateral agreements satisfying the triple-A credit requirement of S&P and/or Moody’s.

(4)	MBIA Inc. includes various subsidiaries which are rated AA- and B by S&P and Baa1, B1 and B3 by Moody’s. Ambac Assurance Corporation includes policies in their general and segregated account.

(5)    Represents “Not Rated.”

Ceded Par Outstanding by Reinsurer and Credit Rating
As of March 31, 2014

	Internal Credit Rating
Reinsurer	AAA	AA	A	BBB	BIG	Total
	(in millions)
American Overseas Reinsurance Company Limited (f/k/a Ram Re)	$879	$2,843	$2,428	$1,399	$564	$8,113
Tokio Marine & Nichido Fire Insurance Co., Ltd.	1,052	1,109	1,719	1,471	922	6,273
Radian	233	294	2,356	1,245	568	4,696
Syncora Guarantee Inc.	—	223	768	2,349	852	4,192
Mitsui Sumitomo Insurance Co. Ltd.	145	687	818	286	203	2,139
ACA Financial Guaranty Corp	—	466	324	19	—	809
Federal Insurance Company	—	—	382	—	—	382
Swiss Reinsurance Co.	—	2	241	28	76	347
Security Life of Denver Insurance Company	—	—	239	—	—	239
Ambac	—	—	85	—	—	85
Other	—	91	124	36	—	251
Total	$2,309	$5,715	$9,484	$6,833	$3,185	$27,526

In accordance with U.S. statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. All of the unauthorized reinsurers in the table above post collateral for the benefit of the Company in an amount at least equal to the sum of their ceded unearned premium reserve, loss reserves and contingency reserves all calculated on a statutory basis of accounting. In addition, certain authorized reinsurers in the table above post collateral on terms negotiated with the Company. Collateral may be in the form of letters of credit or trust accounts. The total collateral posted by all non-affiliated reinsurers as of March 31, 2014 is approximately $654 million.

Second-to-Pay
Insured Par Outstanding by Internal Rating
As of March 31, 2014

	Public Finance					Structured Finance
	AAA	AA	A	BBB	BIG	AAA	AA	A	BBB	BIG	Total
	(in millions)
Radian	$—	$—	$2	$14	$8	$—	$—	$—	$—	$—	$24
Syncora Guarantee Inc.	—	25	372	776	312	66	53	—	—	165	1,769
ACA Financial Guaranty Corp.	—	1	—	2	—	—	—	—	—	—	3
Ambac	30	1,326	3,072	1,061	76	—	41	69	204	134	6,013
CIFG	—	5	56	22	31	—	—	—	—	—	114
MBIA Inc.	225	2,322	4,008	1,642	—	—	1,588	24	173	226	10,208
Financial Guaranty Insurance Co.	—	77	994	303	340	477	—	35	—	47	2,273
Other	—	—	2,114	—	—	—	—	—	—	—	2,114
Total	$255	$3,756	$10,618	$3,820	$767	$543	$1,682	$128	$377	$572	$22,518

Liquidity and Capital Resources

Liquidity Requirements and Sources

AGL and its Holding Company Subsidiaries

The liquidity of AGL, Assured Guaranty US Holdings Inc. ("AGUS") and Assured Guaranty Municipal Holdings Inc. ("AGMH") is largely dependent on dividends from their operating subsidiaries and their access to external financing. The liquidity requirements of these entities include the payment of operating expenses, interest on debt issued by AGUS and AGMH, and dividends on AGL's common shares. AGL and its holding company subsidiaries may also require liquidity to make periodic capital investments in their operating subsidiaries or, in the case of AGL, to repurchase its common shares pursuant to its share repurchase authorization. In the ordinary course of business, the Company evaluates its liquidity needs and capital resources in light of holding company expenses and dividend policy, as well as rating agency considerations. The Company also subjects its cash flow projections and its assets to a stress test, maintaining a liquid asset balance of one time its stressed operating company net cash flows. Management believes that AGL will have sufficient liquidity to satisfy its needs over the next twelve months. See “—Insurance Company Regulatory Restrictions” below for a discussion of the dividend restrictions of its insurance company subsidiaries.

AGL and Holding Company Subsidiaries
Significant Cash Flow Items

	First Quarter
	2014	2013
	(in millions)
Dividends paid by AG Re to AGL	$62	$40
Repayment of surplus note by AGM to AGMH	25	25
Dividends paid to AGL shareholders	(20)	(19)
Repurchases of common shares	(35)	(39)
Interest paid	(7)	(7)

Dividends

The Company anticipates that for the next twelve months, amounts paid by AGL’s direct and indirect insurance company subsidiaries as dividends or other distributions will be a major source of its liquidity. The insurance company subsidiaries’ ability to pay dividends depends upon their financial condition, results of operations, cash requirements, and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their states of domicile. Dividend restrictions applicable to AGC and AGM, and to AG Re and Assured Guaranty Re Overseas Ltd. ("AGRO"), are described under Note 11, Insurance Company Regulatory Requirements.

•
Under New York's insurance law, AGM may only pay dividends out of "earned surplus" and may pay dividends without the prior approval of the New York Superintendent of Financial Services ("New York Superintendent") that, together with all dividends paid in the prior 12 months, does not exceed 10% of its policyholders' surplus (as of its last annual or quarterly statement filed with the New York Superintendent) or 100% of its adjusted net investment income during that period. The aggregate amount available for AGM to distribute as dividends in 2014 without regulatory approval is estimated to be approximately $175 million. AGM did not distribute any dividends in First Quarter 2014.

•
Under Maryland's insurance law, AGC may, with prior notice to the Maryland insurance commissioner, pay an ordinary dividend that, together with all dividends paid in the prior 12 months, does not exceed 10% of its policyholders' surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. The aggregate amount available for AGC to distribute as ordinary dividends in 2014 will be approximately $69 million. AGC did not distribute any dividends in First Quarter 2014.

•	MAC is a New York domiciled insurance company subject to the same dividend limitations described above for AGM. The Company does not currently anticipate that MAC will distribute any dividends.

•
AG Re, based on regulatory capital requirements, has $600 million in excess capital and surplus. However, dividends are paid out of an insurer's statutory surplus and cannot exceed that surplus; AG Re's outstanding statutory surplus is $276 million. In addition, annual dividends cannot exceed 25% of total statutory capital and surplus, which is $280 million, without AG Re certifying to the Bermuda Monetary Authority that it will continue to meet required margins. As of March 31, 2014, AG Re had unencumbered assets of approximately $201 million. Such amount will fluctuate during the quarter based upon factors including the market value of previously posted assets and additional ceded reserves, if any.

Generally, dividends paid by a U.S. company to a Bermuda holding company are subject to a 30% withholding tax. After AGL became tax resident in the United Kingdom, it became subject to the tax rules applicable to companies resident in the U.K., including the benefits afforded by the U.K.’s tax treaties. The income tax treaty between the U.K. and the U.S. reduces or eliminates the U.S. withholding tax on certain U.S. sourced investment income (to 5% or 0%), including dividends from U.S. subsidiaries to U.K. resident persons entitled to the benefits of the treaty.

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

In addition, in connection with the acquisition of MAC, AGUS entered into a loan agreement with its affiliate AGRO in 2012 to borrow $90 million in order to fund the purchase price. That loan remained outstanding as of March 31, 2014.

Cash and Investments

As of March 31, 2014, AGL had $36 million in cash and short-term investments with a weighted average duration of 0.3 years. AGUS and AGMH had a total of $128 million in cash and short-term investments. In addition, the U.S. holding companies have $119 million in fixed-maturity securities with weighted average duration of 1.4 years.

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

Claims (Paid) Recovered

	First Quarter
	2014	2013
	(in millions)
U.S. RMBS before benefit for recoveries for breaches of R&W	$(42)	$(154)
Net benefit for recoveries for breaches of R&W	39	89
U.S. RMBS after benefit for recoveries for breaches of R&W	(3)	(65)
Other structured finance	(1)	(4)
Public finance	(6)	(23)
Claims (paid) recovered, net of reinsurance(1)	$(10)	$(92)
____________________

(1)
Includes $1 million and $9 million paid for consolidated FG VIEs for First Quarter 2014 and 2013, respectively. Claims recovered include invested assets received as part of a restructuring. See Note 5, Expected Loss to be Paid, of the Financial Statements.

The Company has exposure to infrastructure transactions with refinancing risk as to which the Company may need to make claim payments that it did not anticipate paying when the policies were issued. Although the Company may not experience ultimate loss on a particular transaction, the aggregate amount of the claim payments may be substantial and reimbursement may not occur for an extended time, if at all. As of March 31, 2014, the Company's insured exposure to such transactions was approximately $3.0 billion. The Company generally projects that in most scenarios it will be fully reimbursed for claim payments it makes on such exposure. However, the recovery of the payments is uncertain and may take from 10 to 35 years, depending on the transaction and the performance of the underlying collateral. For the Company's two largest transactions with significant refinancing risk, assuming no refinancing of the insured obligations, the Company estimates, based on certain performance assumptions could be $1.8 billion on a gross basis; such claims would be payable from 2017 through 2022.

In addition, the Company has net par exposure of $5.3 billion to the Commonwealth of Puerto Rico, of which $5.1 billion net par is rated BIG by the Company. Although the Commonwealth has not defaulted on any of its debt, it faces significant challenges, including high debt levels, a declining population and an economy that has been in recession since 2006. In February 2014, S&P, Moody's and Fitch Ratings downgraded much of the debt of Puerto Rico and its related authorities and public corporations to below investment grade, citing various factors including limited liquidity and market access risk. Information regarding the Company's exposure to the Commonwealth of Puerto Rico and its related authorities and public corporations is set forth in "Insured Portfolio-Exposure to Puerto Rico" above.

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

Consolidated Cash Flows

Consolidated Cash Flow Summary

	First Quarter
	2014	2013
	(in millions)
Net cash flows provided by (used in) operating activities	$101	$(14)
Net cash flows provided by (used in) investing activities	275	237
Net cash flows provided by (used in) financing activities	(342)	(233)
Effect of exchange rate changes	1	(3)
Cash at beginning of period	184	138
Total cash at the end of the period	$219	$125

The effect of FG VIEs on cash flows from operating activities was $(8) million and $21 million in First Quarter 2014 and First Quarter 2013, respectively. Claims paid on consolidated FG VIEs are presented in the consolidated cash flow statements as a component of paydowns on FG VIE liabilities in financing activities as opposed to operating activities.

First Quarter 2014 included $84 million in net proceeds from purchases and sales in the trading portfolio, compared with $27 million in First Quarter 2013. Excluding net cash flows from purchases and sales of the trading portfolio and the effect of consolidating FG VIEs, cash flows from operating activities increased for First Quarter 2014 compared to First Quarter 2013 due primarily to lower claim payments, and cash received on commutation agreements, offset in part by lower premium cash receipts.

Investing activities were primarily net sales (purchases) of fixed maturity and short-term investment securities. Investing cash flows in First Quarter 2014 and 2013 include inflows of $286 million and $138 million for FG VIEs, respectively. First Quarter 2013 included proceeds from sales of third party surplus notes and other invested assets.

Financing activities consisted primarily of paydowns of FG VIE liabilities and share repurchases. Financing cash flows in First Quarter 2014 and 2013 include outflows of $281 million and $167 million for FG VIEs, respectively.

Under the $400 million share repurchase authorization approved in November 2013, the Company repurchased 1.4 million common shares in First Quarter 2014 for $35 million at an average price of $25.92 per share. On a year-to-date basis through May 7, 2014, the Company has repurchased a total of 3.0 million common shares for $75 million at an average price of $25.19 per share. The Company intends to use the remaining capacity under this share repurchase authorization by the end of the third quarter of 2014 and, at that time, to request a new share repurchase authorization from its Board of Directors, in each case, subject to market conditions, the Company's capital position, the amount of funds available at the holding companies, its financial strength rating, and other factors.

Commitments and Contingencies

Leases

AGL and its subsidiaries are party to various lease agreements. Future cash payments associated with contractual obligations pursuant to operating leases for office space have not materially changed since December 31, 2013.

Long-Term Debt Obligations

The outstanding principal and interest paid on long-term debt were as follows:

Principal Outstanding
and Interest Paid on Long-Term Debt

	Principal Amount		Interest Paid
	As of March 31,	As of December 31,	First Quarter
	2014	2013	2014	2013
	(in millions)
AGUS:
7.0% Senior Notes	$200	$200	$—	$—
Series A Enhanced Junior Subordinated Debentures	150	150	—	—
Total AGUS	350	350	—	—
AGMH:
67/8% QUIBS	100	100	2	2
6.25% Notes	230	230	4	4
5.60% Notes	100	100	1	1
Junior Subordinated Debentures	300	300	—	—
Total AGMH	730	730	7	7
AGM(1):
AGM Notes Payable	29	34	1	2
Total	$1,109	$1,114	$8	$9
 ____________________

(1)
Principal amounts vary from carrying amounts due primarily to acquisition method fair value adjustments at the AGMH acquisition date, which are accreted or amortized into interest expense over the remaining terms of these obligations.

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

Recourse Credit Facility

In connection with the acquisition of AGMH, AGM agreed to retain the risks relating to the debt and strip policy portions of the leveraged lease business. The liquidity risk to AGM related to the strip policy portion of the leveraged lease business is mitigated by the strip coverage facility described below.

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $1.4 billion as of March 31, 2014. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. It is difficult to determine the probability that AGM will have to pay strip provider claims or the likely aggregate amount of such claims. At March 31, 2014, approximately $1.4 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

On July 1, 2009, AGM and Dexia Crédit Local S.A., acting through its New York Branch (“Dexia Crédit Local (NY)”), entered into a credit facility (the “Strip Coverage Facility”). Under the Strip Coverage Facility, Dexia Crédit Local (NY) agreed to make loans to AGM to finance all draws made by lessors on AGM strip policies that were outstanding as of November 13, 2008, up to the commitment amount. The commitment amount of the Strip Coverage Facility was $1 billion at closing of the Company's acquisition of AGMH and its subsidiaries but is scheduled to amortize over time. On February 7, 2014, AGM reduced the maximum commitment amount by $460 million to approximately $500 million, after taking into account its experience with its exposure to leveraged lease transactions to date. The maximum commitment amount of the Strip Coverage Facility had amortized to approximately $499 million as of March 31, 2014.

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

The Strip Coverage Facility’s financial covenants require that AGM and its subsidiaries maintain a maximum debt-to-capital ratio of 30% and maintain a minimum net worth of 75% of consolidated net worth as of July 1, 2009, plus, beginning July 1, 2015:

•
the product of (i) 25% of the aggregate consolidated net income (or loss) for the period beginning July 2, 2009 and ending on June 30, 2014 or (ii) a fraction, the numerator of which is the commitment amount as of such date and the denominator of which is $1 billion, or

•
zero, if the consolidated net worth of AGM and its subsidiaries as of June 30, 2014 is less than the sum of (i) 75% of consolidated net worth as of July 1, 2009 plus (ii) the product of (x) 25% of the aggregate consolidated net income (or loss) for the period beginning July 2, 2009 and ending on June 20, 2014 and (y) a fraction, the numerator of which is the commitment amount as of June 30, 2014 and the denominator of which is $1 billion.

The Company is in compliance with all financial covenants as of March 31, 2014.

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

As of March 31, 2014, no amounts were outstanding under this facility, nor have there been any borrowings during the life of this facility.

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

Fixed-Maturity Securities and Short-Term Investments

The Company’s fixed-maturity securities and short-term investments had a duration of 4.9 years as of both March 31, 2014 and December 31, 2013. Generally, the Company’s fixed-maturity securities are designated as available-for-sale. For more information about the Investment Portfolio and a detailed description of the Company’s valuation of investments see Note 10, Investments and Cash, of the Financial Statements.

Fixed-Maturity Securities and Short-Term Investments
by Security Type

	As of March 31, 2014		As of December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	$4,982	$5,249	$4,899	$5,079
U.S. government and agencies	674	701	674	700
Corporate securities	1,382	1,427	1,314	1,340
Mortgage-backed securities(1):
RMBS	1,182	1,171	1,160	1,122
CMBS	656	670	536	549
Asset-backed securities	544	554	605	608
Foreign government securities	309	322	300	313
Total fixed-maturity securities	9,729	10,094	9,488	9,711
Short-term investments	720	720	904	904
Total fixed-maturity and short-term investments	$10,449	$10,814	$10,392	$10,615
 ____________________

(1)	Government-agency obligations were approximately 45% of mortgage backed securities as of March 31, 2014 and 50% as of December 31, 2013, based on fair value.

The following tables summarize, for all fixed-maturity securities in an unrealized loss position as of March 31, 2014 and December 31, 2013, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of March 31, 2014

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$458	$(14)	$13	$0	$471	$(14)
U.S. government and agencies	175	(5)	—	—	175	(5)
Corporate securities	307	(9)	10	(1)	317	(10)
Mortgage-backed securities:
RMBS	317	(13)	155	(42)	472	(55)
CMBS	93	(2)	—	—	93	(2)
Asset-backed securities	21	0	44	(3)	65	(3)
Foreign government securities	59	(1)	—	—	59	(1)
Total	$1,430	$(44)	$222	$(46)	$1,652	$(90)
Number of securities		307		30		337
Number of securities with other-than-temporary impairment		3		11		14

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2013

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$781	$(39)	$5	$0	$786	$(39)
U.S. government and agencies	173	(6)	—	—	173	(6)
Corporate securities	401	(18)	3	0	404	(18)
Mortgage-backed securities:					—	—
RMBS	414	(21)	186	(51)	600	(72)
CMBS	121	(4)	—	—	121	(4)
Asset-backed securities	196	(2)	42	(5)	238	(7)
Foreign government securities	54	(1)	1	0	55	(1)
Total	$2,140	$(91)	$237	$(56)	$2,377	$(147)
Number of securities		425		33		458
Number of securities with other-than-temporary impairment		13		11		24

Of the securities in an unrealized loss position for 12 months or more as of March 31, 2014, nine securities had an unrealized loss greater than 10% of book value. The total unrealized loss for these securities as of March 31, 2014 was $38 million. The Company has determined that the unrealized losses recorded as of March 31, 2014 are yield related and not the result of other-than-temporary impairment.

Changes in interest rates affect the value of the Company’s fixed-maturity portfolio. As interest rates fall, the fair value of fixed-maturity securities increases and as interest rates rise, the fair value of fixed-maturity securities decreases. The Company’s portfolio of fixed maturity securities consists primarily of high-quality, liquid instruments.

The amortized cost and estimated fair value of the Company’s available-for-sale fixed-maturity securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of March 31, 2014

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$301	$304
Due after one year through five years	1,767	1,843
Due after five years through 10 years	2,375	2,481
Due after 10 years	3,448	3,625
Mortgage-backed securities:
RMBS	1,182	1,171
CMBS	656	670
Total	$9,729	$10,094

The following table summarizes the ratings distributions of the Company’s investment portfolio as of March 31, 2014 and December 31, 2013. Ratings reflect the lower of the Moody’s and S&P classifications, except for bonds purchased for loss mitigation or risk management strategies, which use Assured Guaranty’s internal ratings classifications.

Distribution of Fixed Maturity Securities by Rating

Rating	As of March 31, 2014	As of December 31, 2013
AAA	16.3%	16.5%
AA	57.6	57.5
A	18.0	17.6
BBB	1.1	0.9
BIG(1)	7.0	7.5
Total	100.0%	100.0%
____________________

(1)	Comprised primarily of loss mitigation and other risk management assets. See Note 10, Investments and Cash, of the Financial Statements.

The following table presents the fair value of securities with third-party guaranties.

Summary of Investments with
Third-Party Guaranties (1)
at Fair Value

Guarantor	As of March 31, 2014
(in millions)
Ambac	$455
National Public Finance Guarantee Corporation	435
CIFG	21
Berkshire Hathaway Assurance Corporation	5
Syncora Guarantee Inc.	3
Total	$919
___________________

(1)	99% of these securities had investment grade ratings based on the lower of Moody’s and S&P.

Under agreements with its cedants and in accordance with statutory requirements, the Company maintains fixed-maturity securities and cash in trust accounts for the benefit of reinsured companies, which amounted to $397 million and $377 million as of March 31, 2014 and December 31, 2013, respectively, based on fair value. In addition, to fulfill state licensing requirements the Company has placed on deposit eligible securities of $19 million and $19 million as of March 31, 2014 and December 31, 2013, respectively.

The fair market value of the Company’s pledged securities totaled $669 million and $677 million as of March 31, 2014 and December 31, 2013, respectively.

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

Prior to the completion of the Company's acquisition of AGMH from Dexia Holdings Inc., AGMH sold its ownership interest in the GIC Issuers and FSAM to Dexia Holdings Inc. Even though AGMH no longer owns the GIC Issuers or FSAM, AGM’s guarantees of the GICs remain in place, and must remain in place until each GIC is terminated.

In June 2009, in connection with the Company's acquisition of AGMH from Dexia Holdings Inc., Dexia SA, the ultimate parent of Dexia Holdings Inc., and certain of its affiliates, entered into a number of agreements intended to mitigate the credit, interest rate and liquidity risks associated with the GIC business and the related AGM guarantees. Some of those agreements have since terminated or expired, or been modified. In addition to the surviving agreements described below, AGM benefits from a guaranty jointly and severally issued by Dexia SA and Dexia Crédit Local S.A. to AGM that guarantees the payment obligations of AGM under its policies related to the GIC business, and an indemnification agreement between AGM, Dexia SA and Dexia Crédit Local S.A. that protects AGM from other losses arising out of or as a result of the GIC business.

To support the payment obligations of FSAM and the GIC Issuers, each of Dexia SA and Dexia Crédit Local S.A. are party to an ISDA Master Agreement, including an associated schedule, confirmation and credit support annex (the “Non-Guaranteed Put Contract”), the economic effect of which is that Dexia SA and Dexia Crédit Local S.A. jointly and severally guarantee (i) the scheduled payments of interest and principal in relation to a specified portfolio of FSAM assets, (ii) the obligation of certain Dexia affiliates to provide liquidity or liquid collateral under committed liquidity lending facilities, and (iii) the obligation to make certain payments in the event of an insolvency of Dexia S.A. Pursuant to the Non-Guaranteed Put Contract, FSAM may put an amount of FSAM assets to Dexia SA and Dexia Crédit Local S.A. in exchange for funds. The amount that could be put varies depending on the type of trigger event in question. In an asset default scenario, the amount payable generally covers at least the amount of the losses on the FSAM assets (by non-payment, writedown or realized loss). For other trigger events, the amount payable generally is at least the amount due and unpaid under the committed liquidity facilities, the principal amount of the FSAM assets, and the outstanding principal balance of the GICs. Dexia S.A. and Dexia Crédit Local S.A. also benefit from certain grace periods and procedural rights under the Non-Guaranteed Put Contract. To secure the Non-Guaranteed Put Contract, Dexia SA and Dexia Crédit Local S.A. will, pursuant to the credit support annex thereto, post eligible highly liquid collateral having an aggregate value (subject to agreed reductions) equal to at least the excess of (i) the aggregate principal amount of all outstanding GICs over (ii) the aggregate mark-to-market value of FSAM’s assets. The agreed-to advance rates applicable to the value of FSAM assets range from 98% to 82% percent for obligations backed by the full faith and credit of the United States, sovereign obligations of the United Kingdom, Germany, the Netherlands, France or Belgium, obligations guaranteed by the Federal Deposit Insurance Corporation (FDIC) and for mortgage securities issued or guaranteed by U.S. sponsored agencies, and range from 75% to 0% for the other FSAM assets. As of March 31, 2014, approximately 28.2% of the FSAM Assets (measured by aggregate principal balance) was in cash or were obligations backed by the full faith and credit of the United States.

As of March 31, 2014, the aggregate accreted GIC balance was approximately $2.6 billion. As of the same date and with respect to the FSAM assets that are covered by the primary put contract, the aggregate accreted principal was approximately $3.9 billion, the aggregate market value was approximately $3.7 billion and the aggregate market value after agreed reductions was approximately $2.6 billion. Cash and positive derivative value roughly offset the negative derivative values and other projected costs. Accordingly, as of March 31, 2014, the aggregate fair value (after agreed reductions) of the assets supporting the GIC business exceeded the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business. Therefore, no posting of collateral was required under the credit support annex applicable to the primary put contract. Under the terms of that credit support annex, the collateral posting is recalculated on a weekly basis according to the formula set forth in the credit support annex, and a collateral posting is required whenever the collateralization levels tested by the formula are not satisfied, subject to a threshold of $5 million.

To provide additional support, Dexia affiliates provide liquidity commitments to lend against the FSAM assets, generally until the GICs have been paid in full. The liquidity commitments comprise:

•
an amended and restated revolving credit agreement (the “Liquidity Facility”) pursuant to which Dexia Crédit Local S.A. commits to provide funds to FSAM. As a result of agreed reductions and GIC amortization as of March 31, 2014 the commitments totaled $3.8 billion of (which approximately $1.3 billion was drawn), and

•
a master repurchase agreement (the “Repurchase Facility Agreement” and, together with the Liquidity Facility, the “Guaranteed Liquidity Facilities”) pursuant to which Dexia Crédit Local S.A. will provide up to $3.5 billion of funds in exchange for the transfer by FSAM to Dexia Crédit Local S.A. of FSAM securities that are not eligible to satisfy collateralization obligations of the GIC Issuers under the GICs. As of March 31, 2014, no amounts were outstanding under the Repurchase Facility Agreement.

Despite the execution of the Non-Guaranteed Put Contract and the Guaranteed Liquidity Facilities, and the significant portion of FSAM assets comprised of highly liquid securities backed by the full faith and credit of the United States, AGM remains subject to the risk that Dexia SA and its affiliates may not make payments or securities available (i) on a timely basis, which is referred to as “liquidity risk,” or (ii) at all, which is referred to as “credit risk,” because of the risk of default. Even if the Dexia entities have sufficient assets to pay all amounts when due, concerns regarding Dexia’s financial condition or willingness to comply with their obligations could cause one or more rating agencies to view negatively the ability or willingness of Dexia SA and its affiliates to perform under their various agreements and could negatively affect AGM’s ratings.

If Dexia SA or its affiliates do not fulfill the contractual obligations, the GIC issuers may not have the financial ability to pay upon the withdrawal of GIC funds or post collateral or make other payments in respect of the GICs, thereby resulting in claims upon the AGM financial guaranty insurance policies. If AGM is required to pay a claim due to a failure of the GIC issuers to pay amounts in respect of the GICs, AGM is subject to the risk that the GICs will not be paid from funds received from Dexia SA and its affiliates before it is required to make payment under its financial guaranty policies or that it will not receive the guaranty payment at all.

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

The Medium Term Notes Business

In connection with the acquisition of AGMH, Dexia Crédit Local S.A. agreed to fund, on behalf of AGM and Assured Guaranty (Bermuda) Ltd. ("AGBM"), 100% of all policy claims made under financial guaranty insurance policies issued by AGM and AGBM in relation to the medium term notes issuance program of FSA Global Funding Limited. Such agreement is set out in a Separation Agreement, dated as of July 1, 2009, between Dexia Crédit Local S.A., AGM, AGBM, FSA Global Funding and Premier International Funding Co., and in a funding guaranty and a reimbursement guaranty that Dexia Crédit Local S.A. issued for the benefit of AGM and AGBM. Under the funding guaranty, Dexia Crédit Local S.A. guarantees to pay to or on behalf of AGM or AGBM amounts equal to the payments required to be made under policies issued by AGM or AGBM relating to the medium term notes business. Under the reimbursement guaranty, Dexia Crédit Local S.A. guarantees to pay reimbursement amounts to AGM or AGBM for payments they make following a claim for payment under an obligation insured by a policy they have issued. Notwithstanding Dexia Crédit Local S.A.’s obligation to fund 100% of all policy claims under those policies, AGM and AGBM have a separate obligation to remit to Dexia Crédit Local S.A. a certain percentage (ranging from 0% to 25%) of those policy claims. AGM, the Company and related parties are also protected against losses arising out of or as a result of the medium term note business through an indemnification agreement with Dexia Crédit Local S.A. As of March 31, 2014, FSA Global Funding Limited had approximately $1.5 billion of notes outstanding.

Leveraged Lease Business

Under the Strip Coverage Facility entered into in connection with the acquisition of AGMH, Dexia Credit Local (NY) agreed to make loans to AGM to finance all draws made by lessors on certain AGM strip policies issued in connection with the leveraged lease business. AGM may request advances under the Strip Coverage Facility without any explicit limit on the number of loan requests, provided that the aggregate principal amount of loans outstanding as of any date may not initially exceed the commitment amount. The leveraged lease business, the AGM strip policies and the Strip Coverage Facility are described further under “Commitments and Contingencies—Recourse Credit Facility" above.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for an updated sensitivity analysis for credit derivatives and expected losses on contracts accounted for as insurance. There were no material changes in market risk since December 31, 2013.

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

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2014. Based on their evaluation as of March 31, 2014 covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal controls over financial reporting during the Company’s quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material developments to such proceedings during the three months ended March 31, 2014.

ITEM 1A.	RISK FACTORS

Please refer to “Risk Factors" under Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to the risk factors disclosed in such Annual Report on Form 10-K during the three months ended March 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during First Quarter 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program(2)
January 1 - January 31	—	$—	—	$400,000,000
February 1 - February 28	—	$—	—	$400,000,000
March 1 - March 31	1,350,443	$25.92	1,350,443	$365,000,021
Total	1,350,443	$25.92	1,350,443
____________________

(1)	On November 11, 2013, the Company's share repurchase authorization of $400 million replaced the prior authorization.

(2)	Excludes commissions.

ITEM 6.	EXHIBITS.

See Exhibit Index for a list of exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURED GUARANTY LTD. (Registrant)

Dated May 9, 2014	By:	/s/ ROBERT A. BAILENSON

Robert A. Bailenson Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Director Compensation Summary*
10.2	Assured Guaranty Ltd. 2004 Long-Term Incentive Plan, as amended and restated as of May 7, 2009 and as amended through the Third Amendment*
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.1
The following financial information from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the Three Months ended March 31, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the Three Months ended March 31, 2014 and 2013 (iv) Consolidated Statement of Shareholders’ Equity for the Three Months ended March 31, 2014; (v) Consolidated Statements of Cash Flows for the Three Months ended March 31, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

* Management contract or compensatory plan