Form 10-Q
period 2014-06-30
ASSURED GUARANTY LTD
filed 2014-08-08
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
The number of registrant’s Common Shares ($0.01 par value) outstanding as of August 1, 2014 was 169,208,597 (includes 47,747 unvested restricted shares).

ASSURED GUARANTY LTD.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Assured Guaranty Ltd.

Consolidated Balance Sheets (unaudited)

(dollars in millions except per share and share amounts)

	As of June 30, 2014	As of December 31, 2013
Assets
Investment portfolio:
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $10,078 and $9,488)	$10,530	$9,711
Short-term investments, at fair value	979	904
Other invested assets	126	170
Total investment portfolio	11,635	10,785
Cash	106	184
Premiums receivable, net of commissions payable	849	876
Ceded unearned premium reserve	440	452
Deferred acquisition costs	122	124
Reinsurance recoverable on unpaid losses	59	36
Salvage and subrogation recoverable	273	174
Credit derivative assets	80	94
Deferred tax asset, net	571	688
Financial guaranty variable interest entities’ assets, at fair value	1,284	2,565
Other assets	271	309
Total assets	$15,690	$16,287
Liabilities and shareholders’ equity
Unearned premium reserve	$4,391	$4,595
Loss and loss adjustment expense reserve	775	592
Reinsurance balances payable, net	178	148
Long-term debt	1,311	816
Credit derivative liabilities	1,917	1,787
Current income tax payable	12	44
Financial guaranty variable interest entities’ liabilities with recourse, at fair value	1,366	1,790
Financial guaranty variable interest entities’ liabilities without recourse, at fair value	124	1,081
Other liabilities	374	319
Total liabilities	10,448	11,172
Commitments and contingencies (See Note 14)
Common stock ($0.01 par value, 500,000,000 shares authorized; 174,155,033 and 182,177,866 shares issued and outstanding)	2	2
Additional paid-in capital	2,260	2,466
Retained earnings	2,643	2,482
Accumulated other comprehensive income, net of tax of $143 and $71	332	160
Deferred equity compensation (320,193 and 320,193 shares)	5	5
Total shareholders’ equity	5,242	5,115
Total liabilities and shareholders’ equity	$15,690	$16,287

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Operations (unaudited)

(dollars in millions except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Net earned premiums	$136	$163	$268	$411
Net investment income	96	93	199	187
Net realized investment gains (losses):
Other-than-temporary impairment losses	(27)	(16)	(30)	(17)
Less: portion of other-than-temporary impairment loss recognized in other comprehensive income	(15)	(9)	(13)	(5)
Net impairment loss	(12)	(7)	(17)	(12)
Other net realized investment gains (losses)	4	9	11	42
Net realized investment gains (losses)	(8)	2	(6)	30
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	15	(86)	34	(68)
Net unrealized gains (losses)	88	160	(142)	(450)
Net change in fair value of credit derivatives	103	74	(108)	(518)
Fair value gains (losses) on committed capital securities	(6)	(3)	(15)	(13)
Fair value gains (losses) on financial guaranty variable interest entities	25	143	182	213
Other income (loss)	7	(7)	28	(21)
Total revenues	353	465	548	289
Expenses
Loss and loss adjustment expenses	57	62	98	14
Amortization of deferred acquisition costs	3	1	8	4
Interest expense	20	21	40	42
Other operating expenses	55	52	115	112
Total expenses	135	136	261	172
Income (loss) before income taxes	218	329	287	117
Provision (benefit) for income taxes
Current	18	3	39	58
Deferred	41	107	47	(16)
Total provision (benefit) for income taxes	59	110	86	42
Net income (loss)	$159	$219	$201	$75

Earnings per share:
Basic	$0.89	$1.17	$1.12	$0.39
Diluted	$0.89	$1.16	$1.11	$0.39
Dividends per share	$0.11	$0.10	$0.22	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Comprehensive Income (unaudited)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$159	$219	$201	$75
Unrealized holding gains (losses) arising during the period on:
Investments with no other-than-temporary impairment, net of tax provision (benefit) of $29, $(79), $70 and $(98)	75	(219)	169	(269)
Investments with other-than-temporary impairment, net of tax provision (benefit) of $(8), $(7), $(5) and $(15)	(17)	(16)	(9)	(32)
Unrealized holding gains (losses) arising during the period, net of tax	58	(235)	160	(301)
Less: reclassification adjustment for gains (losses) included in net income (loss), net of tax provision (benefit) of $(3), $0, $(4) and $(2)	(7)	2	(9)	(1)
Change in net unrealized gains on investments	65	(237)	169	(300)
Other, net of tax provision	3	(1)	3	(6)
Other comprehensive income (loss)	$68	$(238)	$172	$(306)
Comprehensive income (loss)	$227	$(19)	$373	$(231)

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statement of Shareholders’ Equity (unaudited)

For the Six Months Ended June 30, 2014

(dollars in millions, except share data)

	Common Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity
Balance at December 31, 2013	182,177,866	$2	$2,466	$2,482	$160	$5	$5,115
Net income	—	—	—	201	—	—	201
Dividends ($0.22 per share)	—	—	—	(40)	—	—	(40)
Common stock repurchases	(8,402,285)	0	(212)	—	—	—	(212)
Share-based compensation and other	379,452	0	6	—	—	—	6
Other comprehensive income	—	—	—	—	172	—	172
Balance at June 30, 2014	174,155,033	$2	$2,260	$2,643	$332	$5	$5,242

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Cash Flows (unaudited)

(in millions)

	Six Months Ended June 30,
	2014	2013
Net cash flows provided by (used in) operating activities	$222	$122
Investing activities
Fixed-maturity securities:
Purchases	(1,357)	(987)
Sales	444	632
Maturities	397	446
Net sales (purchases) of short-term investments	(51)	(126)
Proceeds from paydowns on financial guaranty variable interest entities’ assets	315	440
Other	23	67
Net cash flows provided by (used in) investing activities	(229)	472
Financing activities
Dividends paid	(40)	(38)
Repurchases of common stock	(212)	(244)
Share activity under option and incentive plans	1	(1)
Paydowns of financial guaranty variable interest entities’ liabilities	(311)	(289)
Proceeds from issuance of long-term debt	496	—
Repayment of long-term debt	(7)	(13)
Net cash flows provided by (used in) financing activities	(73)	(585)
Effect of exchange rate changes	2	(4)
Increase (decrease) in cash	(78)	5
Cash at beginning of period	184	138
Cash at end of period	$106	$143
Supplemental cash flow information
Cash paid (received) during the period for:
Income taxes	$68	$69
Interest	$36	$38
The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

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

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and, in the opinion of management, reflect all adjustments that are of a normal recurring nature, necessary for a fair statement of the financial condition, results of operations and cash flows of the Company and its consolidated financial guaranty variable interest entities (“FG VIEs”) for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited interim consolidated financial statements are as of June 30, 2014 and cover the three-month period ended June 30, 2014 ("Second Quarter 2014"), the three-month period ended June 30, 2013 ("Second Quarter 2013"), six-month period ended June 30, 2014 ("Six Months 2014") and the six-month period ended June 30, 2013 ("Six Months 2013"). Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. The year-end balance sheet data was derived from audited financial statements.

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

2.	Rating Actions and Other Developments

 Rating Actions

When a rating agency assigns a public rating to a financial obligation guaranteed by one of AGL’s insurance company subsidiaries, it generally awards that obligation the same rating it has assigned to the financial strength of the AGL subsidiary that provides the guaranty. Investors in products insured by AGL’s insurance company subsidiaries frequently rely on ratings published by the rating agencies because such ratings influence the trading value of securities and form the basis for many institutions’ investment guidelines as well as individuals’ bond purchase decisions. Therefore, the Company manages its business with the goal of achieving high financial strength ratings. However, the methodologies and models used by rating agencies differ, presenting conflicting goals that may make it inefficient or impractical to reach the highest rating level. The methodologies and models are not fully transparent, contain subjective elements and data (such as assumptions about future market demand for the Company’s products) and change frequently. Ratings are subject to continuous review and revision or withdrawal at any time. If the financial strength ratings of one (or more) of the Company’s insurance subsidiaries were reduced below current levels, the Company expects it could have adverse effects on the impacted subsidiary's future business opportunities as well as the premiums the impacted subsidiary could charge for its insurance policies.

In the last several years, S&P and Moody's have changed, multiple times, their financial strength ratings of the Company's insurance subsidiaries, or changed the outlook on such ratings.

•
 On March 18, 2014, Standard & Poor's Ratings Services ("S&P") upgraded the financial strength ratings of all of AGL's insurance subsidiaries to AA (stable outlook) from AA- (stable outlook); it affirmed such ratings in a credit analysis issued on July 2, 2014.

•
The most recent rating action of Moody's Investors Service, Inc. ("Moody's") was on July 2, 2014, when it affirmed the ratings of AGL and its subsidiaries, but changed to negative the outlook of the financial strength ratings of AGC and its subsidiary Assured Guaranty (UK) Ltd. ("AGUK").

•
On July 15, 2014, Moody’s issued a “Request for Comment” on proposed changes to its credit rating methodology for financial guaranty insurance companies. While Moody’s noted that if changes to the credit rating methodology were adopted as proposed, Moody's does not expect to change outstanding ratings that it has assigned, there can be no assurance that the proposed changes will be adopted as proposed or that, even if they are, Moody’s would not change its ratings on AGM, AGC or AG Re.

•	The most recent rating action of Kroll Bond Rating Agency was on August 4, 2014, when it affirmed MAC's AA+ (stable outlook) financial strength rating.

There can be no assurance that any of the rating agencies will not take negative action on their financial strength ratings of the Company's insurance subsidiaries in the future.

For a discussion of effects of rating actions on the Company, see the following:

•	Note 6, Financial Guaranty Insurance Losses

•	Note 8, Financial Guaranty Contracts Accounted for as Credit Derivatives

•	Note 13, Reinsurance and Other Monoline Exposures

•	Note 15, Long Term Debt and Credit Facilities (regarding the impact on the Company's insured leveraged lease transactions)

Other Developments

•
Repurchase of Common Shares: The Company repurchased 7.1 million and 8.4 million common shares in Second Quarter 2014 and Six Months 2014, respectively. See Note 17, Shareholders' Equity, for more information.

•	Issuance of long-term debt: The Company issued $500 million in long-term debt. See Note 15, Long-Term Debt and Credit Facilities, for more information.

3.	Outstanding Exposure

The Company’s financial guaranty contracts are written in either insurance or credit derivative form, but collectively are considered financial guaranty contracts. The Company seeks to limit its exposure to losses by underwriting obligations that are investment grade at inception, diversifying its insured portfolio and maintaining rigorous subordination or collateralization requirements on structured finance obligations. The Company also has utilized reinsurance by ceding business to third-party reinsurers. The Company provides financial guaranties with respect to debt obligations of special purpose entities, including variable interest entities ("VIEs"). Some of these VIEs are consolidated as described in Note 9, Consolidated Variable Interest Entities. Unless otherwise specified, the outstanding par and Debt Service amounts presented in this note include outstanding exposures on VIEs whether or not they are consolidated.

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

Debt Service Outstanding

	Gross Debt Service Outstanding		Net Debt Service Outstanding
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
	(in millions)
Public finance	$627,173	$650,924	$589,294	$610,011
Structured finance	78,092	86,456	72,710	80,524
Total financial guaranty	$705,265	$737,380	$662,004	$690,535

In addition to the amounts shown in the table above, the Company’s net mortgage guaranty insurance debt service was approximately $152 million as of June 30, 2014. The net mortgage guaranty insurance in force constitutes assumed excess of loss business written between 2004 and 2006 and comprises $144 million covering loans originated in Ireland and $8 million covering loans originated in the U.K.

Financial Guaranty Portfolio by Internal Rating
As of June 30, 2014

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$4,239	1.3%	$1,031	2.9%	$26,709	51.9%	$7,597	64.5%	$39,576	9.0%
AA	100,089	29.5	432	1.2	8,963	17.4	567	4.8	110,051	25.2
A	184,593	54.5	9,803	27.7	2,395	4.7	610	5.2	197,401	45.1
BBB	41,174	12.1	22,529	63.6	3,331	6.5	1,939	16.5	68,973	15.8
BIG	8,861	2.6	1,613	4.6	10,044	19.5	1,057	9.0	21,575	4.9
Total net par outstanding (excluding loss mitigation bonds)	$338,956	100.0%	$35,408	100.0%	$51,442	100.0%	$11,770	100.0%	$437,576	100.0%
Loss Mitigation Bonds	29		—		1,187		—		1,216
Net Par Outstanding (including loss mitigation bonds)	$338,985		$35,408		$52,629		$11,770		$438,792

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2013

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$4,998	1.4%	$1,016	3.0%	$32,317	54.9%	$9,684	69.1%	$48,015	10.5%
AA	107,503	30.5	422	1.2	9,431	16.0	577	4.1	117,933	25.7
A	192,841	54.8	9,453	27.9	2,580	4.4	742	5.3	205,616	44.8
BBB	37,745	10.7	21,499	63.2	3,815	6.4	1,946	13.9	65,005	14.1
BIG	9,094	2.6	1,608	4.7	10,764	18.3	1,072	7.6	22,538	4.9
Total net par outstanding (excluding loss mitigation bonds)	$352,181	100.0%	$33,998	100.0%	$58,907	100.0%	$14,021	100.0%	$459,107	100.0%
Loss Mitigation Bonds	32		—		1,163		—		1,195
Net Par Outstanding (including loss mitigation bonds)	$352,213		$33,998		$60,070		$14,021		$460,302

In accordance with the terms of certain credit derivative contracts, the referenced obligations in such contracts have been delivered to the Company and therefore are included in the investment portfolio. Such amounts are still included in the financial guaranty insured portfolio (excluding loss mitigation bonds), and totaled $165 million and $195 million in gross par outstanding as of June 30, 2014 and December 31, 2013, respectively.

In addition to amounts shown in the tables above, the Company had outstanding commitments to provide guaranties of $451 million for structured finance and $424 million for public finance obligations at June 30, 2014. The structured finance commitments include the unfunded component of pooled corporate and other transactions. Public finance commitments typically relate to primary and secondary public finance debt issuances. The expiration dates for the public finance commitments range between July 1, 2014 and February 25, 2017, with $300 million expiring prior to December 31, 2014. The commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Components of BIG Portfolio
Components of BIG Net Par Outstanding
(Insurance and Credit Derivative Form)
As of June 30, 2014

	BIG Net Par Outstanding				Net Par	BIG Net Par as a % of Total Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding	Outstanding
			(in millions)
First lien U.S. RMBS:
Prime first lien	$51	$301	$29	$381	$509	0.1%
Alt-A first lien	681	729	1,211	2,621	3,369	0.6
Option ARM	95	20	433	548	833	0.1
Subprime	223	829	772	1,824	5,736	0.4
Second lien U.S. RMBS:
Closed-end second lien	33	20	87	140	232	0.0
Home equity lines of credit (“HELOCs”)	1,402	18	251	1,671	1,901	0.4
Total U.S. RMBS	2,485	1,917	2,783	7,185	12,580	1.6
Trust preferred securities (“TruPS”)	1,217	—	344	1,561	4,724	0.4
Other structured finance	1,341	298	716	2,355	45,908	0.5
U.S. public finance	7,170	1,269	422	8,861	338,956	2.0
Non-U.S. public finance	1,611	2	—	1,613	35,408	0.4
Total	$13,824	$3,486	$4,265	$21,575	$437,576	4.9%

Components of BIG Net Par Outstanding
(Insurance and Credit Derivative Form)
As of December 31, 2013

	BIG Net Par Outstanding				Net Par	BIG Net Par as a % of Total Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding	Outstanding
			(in millions)
First lien U.S. RMBS:
Prime first lien	$52	$321	$30	$403	$541	0.1%
Alt-A first lien	656	1,137	935	2,728	3,590	0.6
Option ARM	71	60	467	598	937	0.1
Subprime	297	908	740	1,945	6,130	0.4
Second lien U.S. RMBS:
Closed-end second lien	8	20	118	146	244	0.0
HELOCs	1,499	20	378	1,897	2,279	0.4
Total U.S. RMBS	2,583	2,466	2,668	7,717	13,721	1.6
TruPS	1,587	135	—	1,722	4,970	0.4
Other structured finance	1,367	309	721	2,397	54,237	0.5
U.S. public finance	8,205	440	449	9,094	352,181	2.0
Non-U.S. public finance	1,009	599	—	1,608	33,998	0.4
Total	$14,751	$3,949	$3,838	$22,538	$459,107	4.9%

BIG Net Par Outstanding
and Number of Risks
As of June 30, 2014

	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$11,613	$2,211	$13,824	184	29	213
Category 2	2,608	878	3,486	84	18	102
Category 3	2,883	1,382	4,265	113	27	140
Total BIG	$17,104	$4,471	$21,575	381	74	455

 BIG Net Par Outstanding
and Number of Risks
As of December 31, 2013

	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$12,391	$2,360	$14,751	185	25	210
Category 2	2,323	1,626	3,949	80	21	101
Category 3	3,031	807	3,838	119	27	146
Total BIG	$17,745	$4,793	$22,538	384	73	457
_____________________
(1)    Includes net par outstanding for FG VIEs.

(2)	A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making Debt Service payments.

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

Net Direct Economic Exposure to Selected European Countries(1)
As of June 30, 2014

	Hungary	Ireland	Italy	Portugal	Spain	Total

Sovereign and sub-sovereign exposure:
Non-infrastructure public finance (2)	$—	$—	$1,007	$95	$272	$1,374
Infrastructure finance	369	—	16	11	155	551
Sub-total	369	—	1,023	106	427	1,925
Non-sovereign exposure:
Regulated utilities	—	—	242	—	—	242
RMBS	214	144	308	—	—	666
Sub-total	214	144	550	—	—	908
Total	$583	$144	$1,573	$106	$427	$2,833
Total BIG (See Note 5)	$583	$—	$—	$106	$427	$1,116
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

The Company has excluded from the exposure tables above its indirect economic exposure to the Selected European Countries through policies it provides on pooled corporate and commercial receivables transactions. The Company considers economic exposure to a selected European Country to be indirect when the exposure relates to only a small portion of an insured transaction that otherwise is not related to a Selected European Country. Total net indirect exposure to Selected European Counties in non-sovereign pooled corporate and non-sovereign commercial receivables is $595 million and $84 million, respectively, based on the proportion of the insured par equal to the proportion of obligors identified as being domiciled in a Selected European Country.

Exposure to Puerto Rico

The Company insures general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $5.2 billion net par. The Company rates $5.0 billion net par of that amount BIG.

Puerto Rico has experienced significant general fund budget deficits in recent years. These deficits have been covered primarily with the net proceeds of bond issuances, with interim financings provided by Government Development Bank for Puerto Rico (“GDB”) and, in some cases, with onetime revenue measures or expense adjustment measures. In addition to high debt levels, Puerto Rico faces a challenging economic environment.

In June 2014, the Puerto Rico legislature passed the Puerto Rico Public Corporation Debt Enforcement and Recovery Act (the "Recovery Act") in order to provide a legislative framework for certain public corporations experiencing severe financial stress to restructure their debt. In its Quarterly Report dated as of July 17, 2014, the Commonwealth stated the Puerto Rico Electric Power Authority (“PREPA”) may need to seek relief under the Recovery Act due to liquidity constraints. In the same report, the Commonwealth disclosed PREPA utilized approximately $42 million on deposit in its reserve account in order to pay debt service due on its bonds on July 1, 2014. Investors in bonds issued by PREPA have filed suit in the United States District Court for the District of Puerto Rico asserting the Recovery Act violates the U.S. Constitution.

Following the enactment of the Recovery Act, S&P, Moody’s and Fitch Ratings lowered the credit rating of the Commonwealth’s bonds and the ratings on certain of Puerto Rico’s public corporations. The Commonwealth disclosed its liquidity has been adversely affected by rating agency downgrades and by the limited market access for its debt. The Commonwealth noted it has relied on short-term financings and interim loans from the GDB and other private lenders, which reliance has constrained its liquidity and increased its near-term refinancing risk. The Commonwealth has also noted it is committed to addressing its fiscal and economic challenges and to repaying the general obligation debt of the Commonwealth and the debt of GDB and the public corporations that are not eligible to seek relief under the Recovery Act.

Puerto Rico
Gross Par and Gross Debt Service Outstanding
As of June 30, 2014

	Gross Par Outstanding	Gross Debt Service Outstanding
	(in millions)
Subject to the terms of the Recovery Act	$3,195	$5,472
Not subject to the terms of the Recovery Act	3,220	5,000
Total	$6,415	$10,472

The following table shows the Company’s exposure to general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations.

Puerto Rico
Net Par Outstanding

	As of June 30, 2014		As of December 31, 2013
	Total (1)	Internal Rating	Total	Internal Rating
	(in millions)
Exposures subject to the terms of the Recovery Act:
Puerto Rico Highways and Transportation Authority (Transportation revenue)	$872	BB-	$872	BB-
PREPA	819	B-	860	BB-
Puerto Rico Aqueduct and Sewer Authority	384	BB-	384	BB-
Puerto Rico Highways and Transportation Authority (Highway revenue)	302	BB	302	BB
Puerto Rico Convention Center District Authority	185	BB-	185	BB-
Puerto Rico Public Finance Corporation	—	-	44	B
Total	2,562		2,647

Exposures not subject to the terms of the Recovery Act:
Commonwealth of Puerto Rico - General Obligation Bonds	1,766	BB	1,885	BB
Puerto Rico Municipal Finance Authority	450	BB-	450	BB-
Puerto Rico Sales Tax Financing Corporation	268	BBB	268	A-
Puerto Rico Public Buildings Authority	124	BB	139	BB
GDB	33	BB	33	BB
Puerto Rico Infrastructure Financing Authority	18	BB-	18	BB-
University of Puerto Rico	1	BB-	1	BB-
Total	2,660		2,794
Total net exposure to Puerto Rico	$5,222		$5,441
__________________

(1)	In July 2014, various Puerto Rico issuers made payment on $215 million of par scheduled to be paid; of that amount, $46 million of par was paid by PREPA.

The following table shows the scheduled amortization of the general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations insured and rated BIG by the Company. The Company guarantees payments of interest and principal when those amounts are scheduled to be paid and cannot be required to pay on an accelerated basis. In the event that obligors default on their obligations, the Company would only be required to pay the shortfall between the principal and interest due in any given period and the amount paid by the obligors.

Amortization Schedule of Puerto Rico BIG Net Par Outstanding
and BIG Net Debt Service Outstanding
As of June 30, 2014

	Scheduled BIG Net Par Amortization			Scheduled BIG Net Debt Service Amortization
	Subject to the Terms of the Recovery Act	Not Subject to the Terms of the Recovery Act	Total	Subject to the Terms of the Recovery Act	Not Subject to the Terms of the Recovery Act	Total
	(in millions)
2014 (July 1 - December 31)	$93	$161	$254	$155	$217	$372	(1)
2015	126	205	331	246	316	562
2016	105	184	289	220	284	504
2017	41	167	208	152	259	411
2018	48	111	159	157	195	352
2019	61	128	189	167	206	373
2020	73	182	255	175	252	427
2021	51	58	109	149	123	272
2022	43	67	110	139	128	267
2023	102	40	142	195	98	293
2024-2028	581	351	932	971	589	1,560
2029-2033	375	320	695	641	483	1,124
2034 -2038	461	405	866	603	449	1,052
2039 -2043	156	13	169	230	15	245
2044 -2047	246	—	246	278	—	278
Total	$2,562	$2,392	$4,954	$4,478	$3,614	$8,092
__________________

(1)	In July 2014, various Puerto Rico issuers made scheduled par payments of $215 million plus interest. Of that amount $46 million of par related to PREPA.

4.	Financial Guaranty Insurance Premiums

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

Net Earned Premiums

	Second Quarter		Six Months
	2014	2013	2014	2013
	(in millions)
Scheduled net earned premiums	$106	$113	$213	$241
Acceleration of net earned premiums	24	46	43	159
Accretion of discount on net premiums receivable	5	3	11	10
Financial guaranty insurance net earned premiums	135	162	267	410
Other	1	1	1	1
Net earned premiums(1)	$136	$163	$268	$411
 ___________________

(1)	Excludes $5 million and $15 million for Second Quarter 2014 and 2013, respectively, and $22 million and $33 million for Six Months 2014 and 2013, respectively, related to consolidated FG VIEs.

Components of Unearned Premium Reserve

	As of June 30, 2014			As of December 31, 2013
	Gross	Ceded	Net(1)	Gross	Ceded	Net(1)
	(in millions)
Deferred premium revenue:
Financial guaranty insurance	$4,435	$451	$3,984	$4,647	$470	$4,177
Other	5	—	5	5	—	5
Deferred premium revenue	$4,440	$451	$3,989	$4,652	$470	$4,182
Contra-paid	(49)	(11)	(38)	(57)	(18)	(39)
Unearned premium reserve	$4,391	$440	$3,951	$4,595	$452	$4,143
 ____________________

(1)	Excludes $132 million and $187 million of deferred premium revenue, and $47 million and $55 million of contra-paid related to FG VIEs as of June 30, 2014 and December 31, 2013, respectively.

Gross Premium Receivable,
Net of Commissions on Assumed Business
Roll Forward

	Six Months
	2014	2013
	(in millions)
Beginning of period, December 31	$876	$1,005
Gross premium written, net of commissions on assumed business	61	32
Gross premiums received, net of commissions on assumed business	(97)	(109)
Adjustments:
Changes in the expected term	(13)	1
Accretion of discount, net of commissions on assumed business	12	13
Foreign exchange translation	9	(27)
Other adjustments	1	0
End of period, June 30 (1)	$849	$915
____________________

(1)	Excludes $18 million and $20 million as of June 30, 2014 and June 30, 2013, respectively, related to consolidated FG VIEs.

Gains or losses due to foreign exchange rate changes relate to installment premium receivables denominated in currencies other than the U.S. dollar. Approximately 50% and 48% of installment premiums at June 30, 2014 and December 31, 2013 respectively, are denominated in currencies other than the U.S. dollar, primarily the Euro and British Pound Sterling.

The timing and cumulative amount of actual collections may differ from expected collections in the tables below due to factors such as foreign exchange rate fluctuations, counterparty collectability issues, accelerations, commutations and changes in expected lives.

Expected Collections of
Gross Premiums Receivable,
Net of Commissions on Assumed Business
(Undiscounted)

As of June 30, 2014
(in millions)
2014 (July 1 - September 30)	$38
2014 (October 1 – December 31)	30
2015	99
2016	86
2017	79
2018	72
2019-2023	283
2024-2028	177
2029-2033	124
After 2033	132
Total(1)	$1,120
 ____________________

(1)	Excludes expected cash collections on FG VIEs of $23 million.

Scheduled Net Earned Premiums

As of June 30, 2014
(in millions)
2014 (July 1 - September 30)	$103
2014 (October 1–December 31)	99
2015	360
2016	334
2017	296
2018	270
2019 - 2023	1,054
2024 - 2028	675
2029 - 2033	412
After 2033	381
Total present value basis(1)	3,984
Discount	235
Total future value	$4,219
 ____________________

(1)	Excludes scheduled net earned premiums on consolidated FG VIEs of $132 million.

Selected Information for Policies Paid in Installments

	As of June 30, 2014	As of December 31, 2013
	(dollars in millions)
Premiums receivable, net of commission payable	$849	$876
Gross deferred premium revenue	1,501	1,576
Weighted-average risk-free rate used to discount premiums	3.4%	3.4%
Weighted-average period of premiums receivable (in years)	9.4	9.4

5.	Expected Loss to be Paid

The following table presents a roll forward of the present value of net expected loss to be paid for all contracts, whether accounted for as insurance, credit derivatives or FG VIEs, by sector, after the benefit for net expected recoveries for contractual breaches of representations and warranties ("R&W"). The Company used weighted average risk-free rates for U.S. dollar denominated obligations that ranged from 0.0% to 3.78% as of June 30, 2014 and 0.0% to 4.44% as of December 31, 2013.

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward by Sector
Second Quarter 2014

	Net Expected Loss to be Paid as of March 31, 2014	Economic Loss Development	(Paid) Recovered Losses(1)	Net Expected Loss to be Paid as of June 30, 2014(2)
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$18	$(7)	$—	$11
Alt-A first lien	308	4	(11)	301
Option ARM	(28)	(24)	1	(51)
Subprime	295	6	40	341
Total first lien	593	(21)	30	602
Second lien:
Closed-end second lien	(4)	(5)	—	(9)
HELOCs	(109)	(33)	25	(117)
Total second lien	(113)	(38)	25	(126)
Total U.S. RMBS	480	(59)	55	476
TruPS	32	0	—	32
Other structured finance	138	5	(3)	140
U.S. public finance	281	82	(24)	339
Non-U.S public finance	57	(5)	—	52
Other insurance	(4)	—	—	(4)
Total	$984	$23	$28	$1,035

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward by Sector
Second Quarter 2013

	Net Expected Loss to be Paid as of March 31, 2013	Economic Loss Development	(Paid) Recovered Losses(1)	Net Expected Loss to be Paid as of June 30, 2013
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$11	$7	$—	$18
Alt-A first lien	313	(7)	(18)	288
Option ARM	(327)	21	286	(20)
Subprime	263	23	(12)	274
Total first lien	260	44	256	560
Second lien:
Closed-end second lien	(21)	6	1	(14)
HELOCs	(122)	(31)	56	(97)
Total second lien	(143)	(25)	57	(111)
Total U.S. RMBS	117	19	313	449
TruPS	23	1	9	33
Other structured finance	307	(24)	(125)	158
U.S. public finance	(9)	87	(7)	71
Non-U.S public finance	62	4	—	66
Other insurance	(13)	—	10	(3)
Total	$487	$87	$200	$774

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward by Sector
Six Months 2014

	Net Expected Loss to be Paid as of December 31, 2013(2)	Economic Loss Development	(Paid) Recovered Losses(1)	Net Expected Loss to be Paid as of June 30, 2014(2)
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$21	$(10)	$—	$11
Alt-A first lien	304	12	(15)	301
Option ARM	(9)	(39)	(3)	(51)
Subprime	304	(1)	38	341
Total first lien	620	(38)	20	602
Second lien:
Closed-end second lien	(11)	—	2	(9)
HELOCs	(116)	(31)	30	(117)
Total second lien	(127)	(31)	32	(126)
Total U.S. RMBS	493	(69)	52	476
TruPS	51	(19)	—	32
Other structured finance	120	24	(4)	140
U.S. public finance	264	105	(30)	339
Non-U.S public finance	57	(5)	—	52
Other insurance	(3)	(1)	—	(4)
Total	$982	$35	$18	$1,035

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward by Sector
Six Months 2013

	Net Expected Loss to be Paid as of December 31, 2012	Economic Loss Development	(Paid) Recovered Losses(1)	Net Expected Loss to be Paid as of June 30, 2013
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$6	$13	$(1)	$18
Alt-A first lien	315	2	(29)	288
Option ARM	(131)	(117)	228	(20)
Subprime	242	48	(16)	274
Total first lien	432	(54)	182	560
Second lien:
Closed-end second lien	(39)	7	18	(14)
HELOCs	(111)	(34)	48	(97)
Total second lien	(150)	(27)	66	(111)
Total U.S. RMBS	282	(81)	248	449
TruPS	27	(2)	8	33
Other structured finance	312	(26)	(128)	158
U.S. public finance	7	94	(30)	71
Non-U.S public finance	52	14	—	66
Other insurance	(3)	(10)	10	(3)
Total	$677	$(11)	$108	$774
____________________

(1)
Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded in reinsurance recoverable on paid losses included in other assets.

(2)
Includes expected loss adjustment expenses ("LAE") to be paid of $33 million as of June 30, 2014 and $34 million as of December 31, 2013. The Company paid $8 million and $16 million in LAE for Second Quarter 2014 and 2013, respectively, and $14 million and $29 million in LAE for Six Months 2014 and 2013, respectively.

Net Expected Recoveries from
Breaches of R&W Rollforward
Second Quarter 2014

	Future Net R&W Benefit as of March 31, 2014	R&W Development and Accretion of Discount During Second Quarter 2014	R&W (Recovered) During Second Quarter 2014	Future Net R&W Benefit as of June 30, 2014(1)
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$3	$—	$—	$3
Alt-A first lien	269	(2)	(4)	263
Option ARM	152	11	(19)	144
Subprime	146	1	(48)	99
Total first lien	570	10	(71)	509
Second lien:
Closed-end second lien	95	—	(2)	93
HELOC	56	9	(16)	49
Total second lien	151	9	(18)	142
Total	$721	$19	$(89)	$651
___________________
(1)    See the section "Breaches of Representations and Warranties" below for eligible assets held in trust.

Net Expected Recoveries from
Breaches of R&W Rollforward
Second Quarter 2013

	Future Net R&W Benefit as of March 31, 2013	R&W Development and Accretion of Discount During Second Quarter 2013	R&W (Recovered) During Second Quarter 2013	Future Net R&W Benefit as of June 30, 2013
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$4	$—	$—	$4
Alt-A first lien	362	(5)	(9)	348
Option ARM	690	13	(410)	293
Subprime	113	(5)	—	108
Total first lien	1,169	3	(419)	753
Second lien:
Closed-end second lien	108	(3)	(3)	102
HELOC	161	51	(103)	109
Total second lien	269	48	(106)	211
Total	$1,438	$51	$(525)	$964

Net Expected Recoveries from
Breaches of R&W Rollforward
Six Months 2014

	Future Net R&W Benefit as of December 31, 2013	R&W Development and Accretion of Discount During 2014	R&W (Recovered) During 2014	Future Net R&W Benefit as of June 30, 2014(1)
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$4	$(1)	$—	$3
Alt-A first lien	274	1	(12)	263
Option ARM	173	20	(49)	144
Subprime	118	29	(48)	99
Total first lien	569	49	(109)	509
Second lien:
Closed-end second lien	98	(3)	(2)	93
HELOC	45	21	(17)	49
Total second lien	143	18	(19)	142
Total	$712	$67	$(128)	$651
___________________
(1)    See the section "Breaches of Representations and Warranties" below for eligible assets held in trust.

Net Expected Recoveries from
Breaches of R&W Rollforward
Six Months 2013

	Future Net R&W Benefit as of December 31, 2012	R&W Development and Accretion of Discount During 2013	R&W (Recovered) During 2013	Future Net R&W Benefit as of June 30, 2013
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$4	$—	$—	$4
Alt-A first lien	378	(13)	(17)	348
Option ARM	591	166	(464)	293
Subprime	109	(1)	—	108
Total first lien	1,082	152	(481)	753
Second lien:
Closed-end second lien	138	(12)	(24)	102
HELOC	150	68	(109)	109
Total second lien	288	56	(133)	211
Total	$1,370	$208	$(614)	$964

The following tables present the present value of net expected loss to be paid for all contracts by accounting model, by sector and after the benefit for estimated and contractual recoveries for breaches of R&W.

Net Expected Loss to be Paid
By Accounting Model
As of June 30, 2014

	Financial Guaranty Insurance	FG VIEs(1)	Credit Derivatives	Total
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$3	$—	$8	$11
Alt-A first lien	211	21	69	301
Option ARM	(60)	—	9	(51)
Subprime	191	76	74	341
Total first lien	345	97	160	602
Second lien:
Closed-end second lien	(31)	27	(5)	(9)
HELOCs	(101)	(16)	—	(117)
Total second lien	(132)	11	(5)	(126)
Total U.S. RMBS	213	108	155	476
TruPS	2	—	30	32
Other structured finance	179	—	(39)	140
U.S. public finance	339	—	—	339
Non-U.S. public finance	51	—	1	52
Subtotal	$784	$108	$147	1,039
Other				(4)
Total				$1,035

Net Expected Loss to be Paid
By Accounting Model
As of December 31, 2013

	Financial Guaranty Insurance	FG VIEs(1)	Credit Derivatives	Total
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$3	$—	$18	$21
Alt-A first lien	199	31	74	304
Option ARM	(18)	(2)	11	(9)
Subprime	149	81	74	304
Total first lien	333	110	177	620
Second lien:
Closed-end second lien	(34)	25	(2)	(11)
HELOCs	(41)	(75)	—	(116)
Total second lien	(75)	(50)	(2)	(127)
Total U.S. RMBS	258	60	175	493
TruPS	3	—	48	51
Other structured finance	161	—	(41)	120
U.S. public finance	264	—	—	264
Non-U.S. public finance	55	—	2	57
Subtotal	$741	$60	$184	985
Other				(3)
Total				$982
___________________
(1)    Refer to Note 9, Consolidated Variable Interest Entities.

The following tables present the net economic loss development for all contracts by accounting model, by sector and after the benefit for estimated and contractual recoveries for breaches of R&W.

Net Economic Loss Development
By Accounting Model
Second Quarter 2014

	Financial Guaranty Insurance	FG VIEs(1)	Credit Derivatives(2)	Total
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$1	$—	$(8)	$(7)
Alt-A first lien	7	2	(5)	4
Option ARM	(23)	—	(1)	(24)
Subprime	4	3	(1)	6
Total first lien	(11)	5	(15)	(21)
Second lien:
Closed-end second lien	(1)	1	(5)	(5)
HELOCs	(34)	1	—	(33)
Total second lien	(35)	2	(5)	(38)
Total U.S. RMBS	(46)	7	(20)	(59)
TruPS	—	—	—	—
Other structured finance	4	—	1	5
U.S. public finance	82	—	—	82
Non-U.S. public finance	(4)	—	(1)	(5)
Subtotal	$36	$7	$(20)	23
Other				—
Total				$23

Net Economic Loss Development
By Accounting Model
Second Quarter 2013

	Financial Guaranty Insurance	FG VIEs(1)	Credit Derivatives(2)	Total
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$(1)	$—	$8	$7
Alt-A first lien	(12)	1	4	(7)
Option ARM	15	4	2	21
Subprime	3	16	4	23
Total first lien	5	21	18	44
Second lien:
Closed-end second lien	(7)	2	11	6
HELOCs	(10)	(22)	1	(31)
Total second lien	(17)	(20)	12	(25)
Total U.S. RMBS	(12)	1	30	19
TruPS	0	—	1	1
Other structured finance	(9)	—	(15)	(24)
U.S. public finance	87	—	—	87
Non-U.S. public finance	4	—	—	4
Subtotal	$70	$1	$16	87
Other				—
Total				$87

Net Economic Loss Development
By Accounting Model
Six Months 2014

	Financial Guaranty Insurance	FG VIEs(1)	Credit Derivatives(2)	Total
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$1	$—	$(11)	$(10)
Alt-A first lien	26	(10)	(4)	12
Option ARM	(39)	1	(1)	(39)
Subprime	(4)	1	2	(1)
Total first lien	(16)	(8)	(14)	(38)
Second lien:
Closed-end second lien	(2)	3	(1)	—
HELOCs	(90)	59	—	(31)
Total second lien	(92)	62	(1)	(31)
Total U.S. RMBS	(108)	54	(15)	(69)
TruPS	(1)	—	(18)	(19)
Other structured finance	21	—	3	24
U.S. public finance	105	—	—	105
Non-U.S. public finance	(4)	—	(1)	(5)
Subtotal	$13	$54	$(31)	36
Other				(1)
Total				$35

Net Economic Loss Development
By Accounting Model
Six Months 2013

	Financial Guaranty Insurance	FG VIEs(1)	Credit Derivatives(2)	Total
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$(1)	$—	$14	$13
Alt-A first lien	(7)	—	9	2
Option ARM	(78)	(33)	(6)	(117)
Subprime	15	20	13	48
Total first lien	(71)	(13)	30	(54)
Second lien:
Closed-end second lien	(2)	(1)	10	7
HELOCs	(17)	(18)	1	(34)
Total second lien	(19)	(19)	11	(27)
Total U.S. RMBS	(90)	(32)	41	(81)
TruPS	0	—	(2)	(2)
Other structured finance	(19)	—	(7)	(26)
U.S. public finance	94	—	—	94
Non-U.S. public finance	13	—	1	14
Subtotal	$(2)	$(32)	$33	(1)
Other				(10)
Total				$(11)
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

In order to derive collateral pool losses from the collateral pool defaults it has projected, the Company applies a loss severity. The loss severity is the amount of loss the transaction experiences on a defaulted loan after the application of net proceeds from the disposal of the underlying property. The Company projects loss severities by sector based on its experience to date. The assumptions and variables the Company used to project collateral losses in its U.S. RMBS portfolio are interrelated, difficult to predict and subject to considerable volatility. If actual experience differs from the Company’s assumptions, the losses incurred could be materially different from the estimate. The Company continues to update its evaluation of these exposures as new information becomes available.

The Company is in the process of enforcing claims for breaches of R&W regarding the characteristics of the loans included in the collateral pools. The Company calculates a credit from the RMBS issuer for such recoveries where the R&W were provided by an entity the Company believes to be financially viable and where the Company already has access. Where the Company has an agreement with an R&W provider (e.g., the Bank of America Agreement, the Deutsche Bank Agreement or the UBS Agreement) or where it is in advanced discussions on a potential agreement, that credit is based on the agreement or potential agreement. Where the Company does not have an agreement with the R&W provider but the Company believes the R&W provider to be economically viable, the Company estimates what portion of its past and projected future claims it believes will be reimbursed by that provider.

The Company projects the overall future cash flow from a collateral pool by adjusting the payment stream from the principal and interest contractually due on the underlying mortgages for the collateral losses it projects as described above; assumed voluntary prepayments; and servicer advances. The Company then applies an individual model of the structure of the transaction to the projected future cash flow from that transaction’s collateral pool to project the Company’s future claims and claim reimbursements for that individual transaction. Finally, the projected claims and reimbursements are discounted using risk-free rates. As noted above, the Company runs several sets of assumptions regarding mortgage collateral performance, or scenarios, and probability weights them.

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

Second Quarter 2014 U.S. RMBS Loss Projections

The Company's RMBS loss projection methodology assumes that the housing and mortgage markets will continue improving. Each quarter the Company makes a judgment as to whether to change the assumptions it uses to make RMBS loss projections based on its observation during the quarter of the performance of its insured transactions (including early stage delinquencies, late stage delinquencies and, for first liens, loss severity) as well as the residential property market and economy in general. To the extent it observes changes, it makes a judgment as whether those changes are normal fluctuations or part of a trend. Based on such observations, the Company chose to use the same general assumptions to project RMBS losses as of June 30, 2014 as it used as of March 31, 2014 and December 31, 2013.

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

First Lien Liquidation Rates

	June 30, 2014	March 31, 2014	December 31, 2013
Current Loans Modified in Previous 12 Months
Alt A and Prime	35%	35%	35%
Option ARM	35	35	35
Subprime	35	35	35
30 – 59 Days Delinquent
Alt A and Prime	50	50	50
Option ARM	50	50	50
Subprime	45	45	45
60 – 89 Days Delinquent
Alt A and Prime	60	60	60
Option ARM	65	65	65
Subprime	50	50	50
90+ Days Delinquent
Alt A and Prime	75	75	75
Option ARM	70	70	70
Subprime	60	60	60
Bankruptcy
Alt A and Prime	60	60	60
Option ARM	60	60	60
Subprime	55	55	55
Foreclosure
Alt A and Prime	85	85	85
Option ARM	80	80	80
Subprime	70	70	70
Real Estate Owned
All	100	100	100

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

Another important driver of loss projections is loss severity, which is the amount of loss the transaction incurs on a loan after the application of net proceeds from the disposal of the underlying property. Loss severities experienced in first lien transactions have reached historic high levels, and the Company is assuming in the base case that these high levels generally will continue for another 18 months, except that in the case of subprime loans, the Company assumes the 90% loss severity rate will continue for another nine months then drop to 80% for nine more months, in each case before following the ramp described below. The Company determines its initial loss severity based on actual recent experience. The Company’s initial loss severity assumptions for June 30, 2014 were the same as it used for March 31, 2014 and December 31, 2013. The Company then assumes that loss severities begin returning to levels consistent with underwriting assumptions beginning after the initial 18 month period declining to 40% in the base case over 2.5 years.

The following table shows the range of key assumptions used in the calculation of expected loss to be paid for individual transactions for direct vintage 2004 - 2008 first lien U.S. RMBS.

Key Assumptions in Base Case Expected Loss Estimates
First Lien RMBS(1)

	As of June 30, 2014			As of March 31, 2014			As of December 31, 2013
Alt-A First Lien
Plateau CDR	2.9%	–	16.8%	2.3%	–	18.4%	2.8%	–	18.4%
Intermediate CDR	0.6%	–	3.4%	0.5%	–	3.7%	0.6%	–	3.7%
Period until intermediate CDR	48 months			48 months			48 months
Final CDR	0.1%	–	0.8%	0.1%	–	0.9%	0.1%	–	0.9%
Initial loss severity	65%			65%			65%
Initial conditional prepayment rate ("CPR")	1.0%	–	23.2%	0.9%	–	33.9%	0.0%	–	34.2%
Final CPR	15%			15%			15%
Option ARM
Plateau CDR	5.0%	–	15.8%	3.8%	–	16.8%	4.9%	–	16.8%
Intermediate CDR	1.0%	–	3.2%	0.8%	–	3.4%	1.0%	–	3.4%
Period until intermediate CDR	48 months			48 months			48 months
Final CDR	0.2%	–	0.8%	0.2%	–	0.8%	0.2%	–	0.8%
Initial loss severity	65%			65%			65%
Initial CPR	0.9%	–	9.0%	0.8%	–	12.2%	0.4%	–	13.1%
Final CPR	15%			15%			15%
Subprime
Plateau CDR	5.7%	–	16.5%	5.9%	–	16.3%	5.6%	–	16.2%
Intermediate CDR	1.1%	–	3.3%	1.2%	–	3.3%	1.1%	–	3.2%
Period until intermediate CDR	48 months			48 months			48 months
Final CDR	0.3%	–	0.8%	0.3%	–	0.8%	0.3%	–	0.8%
Initial loss severity	90%			90%			90%
Initial CPR	0.0%	–	13.7%	0.0%	–	11.6%	0.0%	–	15.7%
Final CPR	15%			15%			15%
____________________
(1)                                Represents variables for most heavily weighted scenario (the “base case”).

 The rate at which the principal amount of loans is voluntarily prepaid may impact both the amount of losses projected (since that amount is a function of the conditional default rate, the loss severity and the loan balance over time) as well as the amount of excess spread (the amount by which the interest paid by the borrowers on the underlying loan exceeds the amount of interest owed on the insured obligations). The assumption for the voluntary CPR follows a similar pattern to that of the conditional default rate. The current level of voluntary prepayments is assumed to continue for the plateau period before gradually increasing over 12 months to the final CPR, which is assumed to be 15% in the base case. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant. These assumptions are the same as those the Company used for March 31, 2014 and December 31, 2013.

In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the conditional default rate returned to its modeled equilibrium, which was defined as 5% of the initial conditional default rate. The Company also stressed CPR and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios (including its base case) as of June 30, 2014. The Company used a similar approach to establish its pessimistic and optimistic scenarios as of June 30, 2014 as it used as of March 31, 2014 and December 31, 2013, increasing and decreasing the periods of stress from those used in the base case. In a somewhat more stressful environment than that of the base case, where the conditional default rate plateau was extended six months (to be 42 months long) before the same more gradual conditional default rate recovery and loss severities were assumed to recover over 4.5 rather than 2.5 years (and subprime loss severities were assumed to recover only to 60%), expected loss to be paid would increase from current projections by approximately $40 million for Alt-A first liens, $11 million for Option ARM, $88 million for subprime and $4 million for prime transactions. In an even more stressful scenario where loss severities were assumed to rise and then recover over nine years and the initial ramp-down of the conditional default rate was assumed to occur over 15 months and other assumptions were the same as the other stress scenario, expected loss to be paid would increase from current projections by approximately $102 million for Alt-A first liens, $29 million for Option ARM, $130 million for subprime and $11 million for prime transactions.

The Company also considered two scenarios where the recovery was faster than in its base case. In a scenario with a somewhat less stressful environment than the base case, where conditional default rate recovery was somewhat less gradual and the initial subprime loss severity rate was assumed to be 80% for 18 months and was assumed to recover to 40% over 2.5 years, expected loss to be paid would increase from current projections by approximately $1 million for Alt-A first lien and would decrease by $11 million for Option ARM, $26 million for subprime and $1 million for prime transactions. In an even less stressful scenario where the conditional default rate plateau was six months shorter (30 months, effectively assuming that liquidation rates would improve) and the conditional default rate recovery was more pronounced, (including an initial ramp-down of the conditional default rate over nine months), expected loss to be paid would decrease from current projections by approximately $35 million for Alt-A first lien, $29 million for Option ARM, $77 million for subprime and $5 million for prime transactions.

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

Key Assumptions in Base Case Expected Loss Estimates
Second Lien RMBS(1)

HELOC key assumptions	As of June 30, 2014			As of March 31, 2014			As of December 31, 2013
Plateau CDR	2.2%	–	9.6%	1.9%	–	7.3%	2.3%	–	7.7%
Final CDR trended down to	0.5%	–	3.2%	0.4%	–	3.2%	0.4%	–	3.2%
Period until final CDR	34 months			34 months			34 months
Initial CPR	2.4%	–	19.4%	2.3%	–	21.0%	2.7%	–	21.5%
Final CPR	10%			10%			10%
Loss severity	98%			98%			98%

Closed-end second lien key assumptions	As of June 30, 2014			As of March 31, 2014			As of December 31, 2013
Plateau CDR	4.8%	–	14.9%	6.7%	–	15.5%	7.3%	–	15.1%
Final CDR trended down to	3.5%	–	9.1%	3.5%	–	9.1%	3.5%	–	9.1%
Period until final CDR	34 months			34 months			34 months
Initial CPR	2.6%	–	10.4%	2.9%	–	12.8%	3.1%	–	12.0%
Final CPR	10%			10%			10%
Loss severity	98%			98%			98%
____________________

(1)	Represents variables for most heavily weighted scenario (the “base case”).

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

For the base case scenario, the CDR (the “plateau CDR”) was held constant for one month. Once the plateau period has ended, the CDR is assumed to gradually trend down in uniform increments to its final long-term steady state CDR. (The long-term steady state CDR is calculated as the constant CDR that would have yielded the amount of losses originally expected at underwriting.) In the base case scenario, the time over which the CDR trends down to its final CDR is 28 months. Therefore, the total stress period for second lien transactions is 34 months, comprising five months of delinquent data, a one month plateau period and 28 months of decrease to the steady state CDR, the same as of March 31, 2014 and December 31, 2013. When a second lien loan defaults, there is generally a very low recovery. Based on current expectations of future performance, the Company assumes that it will only recover 2% of the collateral, the same as of March 31, 2014 and December 31, 2013.

The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected as well as the amount of excess spread. In the base case, the current CPR (based on experience of the most recent three quarters) is assumed to continue until the end of the plateau before gradually increasing to the final CPR over the same period the CDR decreases. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant. The final CPR is assumed to be 10% for both HELOC and closed-end second lien transactions. This level is much higher than current rates for most transactions, but lower than the historical average, which reflects the Company’s continued uncertainty about the projected performance of the borrowers in these transactions. This pattern is consistent with how the Company modeled the CPR at March 31, 2014 and December 31, 2013. To the extent that prepayments differ from projected levels it could materially change the Company’s projected excess spread and losses.

The Company uses a number of other variables in its second lien loss projections, including the spread between relevant interest rate indices, the loss severity, and HELOC draw rates (the amount of new advances provided on existing HELOCs expressed as a percentage of current outstanding advances). These variables have been relatively stable over the past several quarters and in the relevant ranges have less impact on the projection results than the variables discussed above. However, in a number of HELOC transactions the servicers have been modifying poorly performing loans from floating to fixed rates, and, as a result, rising interest rates would negatively impact the excess spread available from these modified loans to support the transactions.  The Company incorporated these modifications in its assumptions.

In estimating expected losses, the Company modeled and probability weighted three possible CDR curves applicable to the period preceding the return to the long-term steady state CDR using the same approaches and weightings as it did as of

March 31, 2014 and December 31, 2013. The Company believes that the level of the elevated CDR and the length of time it will persist is the primary driver behind the likely amount of losses the collateral will suffer. The Company continues to evaluate the assumptions affecting its modeling results.

The Company’s base case assumed a one month CDR plateau and a 28 month ramp-down (for a total stress period of 34 months). The Company also modeled a scenario with a longer period of elevated defaults and another with a shorter period of elevated defaults. Increasing the CDR plateau to four months and increasing the ramp-down by five months to 33 months (for a total stress period of 42 months) would increase the expected loss by approximately $19 million for HELOC transactions and $1 million for closed-end second lien transactions. On the other hand, keeping the CDR plateau at one month but decreasing the length of the CDR ramp-down to 18 months (for a total stress period of 24 months) would decrease the expected loss by approximately $19 million for HELOC transactions and $1 million for closed-end second lien transactions.

Breaches of Representations and Warranties

Generally, when mortgage loans are transferred into a securitization, the loan originator(s) and/or sponsor(s) provide R&W that the loans meet certain characteristics, and a breach of such R&W often requires that the loan be repurchased from the securitization. In many of the transactions the Company insures, it is in a position to enforce these R&W provisions. The Company has pursued breaches of R&W on a loan-by-loan basis or in cases where a provider of R&W refused to honor its repurchase obligations, the Company sometimes chose to initiate litigation. See “Recovery Litigation” below. The Company's success in pursuing these strategies permitted the Company to enter into agreements with R&W providers under which those providers made payments to the Company, agreed to make payments to the Company in the future, and / or repurchased loans from the transactions, all in return for releases of related liability by the Company. Such agreements provide the Company with many of the benefits of pursuing the R&W claims on a loan by loan basis or through litigation, but without the related expense and uncertainty. The Company continues to pursue these strategies against R&W providers with which it does not yet have agreements.

Through June 30, 2014 the Company has caused entities providing R&Ws to pay or agree to pay approximately $3.8 billion (gross of reinsurance) in respect of their R&W liabilities for transactions in which the Company has provided insurance.

R&W Payments (Gross of Reinsurance)
As of June 30, 2014

(in millions)
Agreement amounts already received	$2,811
Agreement amounts projected to be received in the future	388
Repurchase amounts paid into the relevant RMBS prior to settlement (1)	579
Total R&W payments, gross of reinsurance	$3,778
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

Based on this success, the Company has included in its net expected loss estimates as of June 30, 2014 an estimated net benefit related to breaches of R&W of $651 million, which includes $377 million from agreements with R&W providers and $274 million in transactions where the Company does not yet have such an agreement, all net of reinsurance.

Representations and Warranties Agreements (1)

	Agreement Date	Current Net Par Covered	Receipts to June 30, 2014 (net of reinsurance)	Estimated Future Receipts (net of reinsurance)	Eligible Assets Held in Trust (gross of reinsurance)
	(in millions)
Bank of America - First Lien	April 2011	$999	$500	$220	$593
Bank of America - Second Lien	April 2011	1,292	968	NA	NA
Deutsche Bank	May 2012 and October 2013	1,582	245	96	139
UBS	May 2013	754	420	18	129
Others	Various	1,153	453	43	NA
Total		$5,780	$2,586	$377	$861
____________________

(1)
This table relates to past and projected future recoveries under R&W and related agreements. Excluded from this table is the $274 million of future net recoveries the Company projects receiving from R&W counterparties in transactions with $1,174 million of net par outstanding as of June 30, 2014 not covered by current agreements.

The Company's agreements with the counterparties specifically named in the table above required an initial payment to the Company to reimburse it for past claims as well as an obligation to reimburse it for a portion of future claims. The named counterparties placed eligible assets in trust to collateralize their future reimbursement obligations, and the amount of collateral they are required to post may be increased or decreased from time to time as determined by rating agency requirements. Reimbursement payments under these agreements are made either monthly or quarterly and have been made timely. With respect to the reimbursement for future claims:

•
Bank of America. Under the Company's agreement with Bank of America Corporation and certain of its subsidiaries (“Bank of America”), Bank of America agreed to reimburse the Company for 80% of claims on the first lien transactions covered by the agreement that the Company pays in the future, until the aggregate lifetime collateral losses (not insurance losses or claims) on those transactions reach $6.6 billion. As of June 30, 2014 aggregate lifetime collateral losses on those transactions was $4.0 billion, and the Company was projecting in its base case that such collateral losses would eventually reach $5.1 billion.

•
Deutsche Bank. Under the Company's May 2012 agreement with Deutsche Bank AG and certain of its affiliates (collectively, “Deutsche Bank”), Deutsche Bank agreed to reimburse the Company for certain claims it pays in the future on eight first and second lien transactions, including 80% of claims it pays on those transactions until the aggregate lifetime claims (before reimbursement) reach $319 million. As of June 30, 2014, the Company was projecting in its base case that such aggregate lifetime claims would remain below $319 million. In the event aggregate lifetime claims paid exceed $389 million, Deutsche Bank must reimburse Assured Guaranty for 85% of such claims paid (in excess of $389 million) until such claims paid reach $600 million.

The agreement also requires Deutsche Bank to reimburse AGC for future claims it pays on certain RMBS re-securitizations. The amount available for reimbursement of claim payments is based on a percentage of the losses that occur in certain uninsured tranches (“Uninsured Tranches”) within the eight transactions described above: 60% of losses on the Uninsured Tranches (up to $141 million of losses), 60% of such losses (for losses between $161 million and $185 million), and 100% of such losses (for losses from $185 million to $248 million). Losses on the Uninsured Tranches from $141 million to $161 million and above $248 million are not included in the calculation of AGC's reimbursement amount for re-securitization claim payments. As of June 30, 2014, the Company was projecting in its base case that losses on the Uninsured Tranches would be $153 million. Pursuant to the CDS termination on October 10, 2013 described below, a portion of Deutsche Bank's reimbursement obligation was applied to the terminated CDS. After giving effect to application of the portion of the reimbursement obligation to the terminated CDS, as well as to reimbursements related to other covered RMBS re-securitizations, and based on the Company's base case projections for losses on the Uninsured Tranches, the Company expects that $21 million will be available to reimburse AGC for re-securitization claim payments on the remaining re-securitizations. Except for the reimbursement obligation based on losses occurring on the Uninsured Tranches and the termination agreed to described below, the agreement with Deutsche Bank does not cover transactions where the Company has provided protection to Deutsche Bank on RMBS transactions in CDS form.

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

In addition to the agreements mentioned above, the Company entered into several other agreements with other R&W counterparties over the past several years. The results of those settlements have been included in the changes in the benefit for R&W in the appropriate reporting periods.

The Company calculated an expected recovery of $274 million from breaches of R&W in transactions not covered by agreements with $1,174 million of net par outstanding as of June 30, 2014. The Company did not incorporate any gain contingencies from potential litigation in its estimated repurchases. The amount the Company will ultimately recover related to such contractual R&W is uncertain and subject to a number of factors including the counterparty's ability to pay, the number and loss amount of loans determined to have breached R&W and, potentially, negotiated settlements or litigation recoveries. As such, the Company's estimate of recoveries is uncertain and actual amounts realized may differ significantly from these estimates. In arriving at the expected recovery from breaches of R&W not already covered by agreements, the Company considered the creditworthiness of the provider of the R&W, the number of breaches found on defaulted loans, the success rate in resolving these breaches across those transactions where material repurchases have been made and the potential amount of time until the recovery is realized. The calculation of expected recovery from breaches of such contractual R&W involved a variety of scenarios which ranged from the Company recovering substantially all of the losses it incurred due to violations of R&W to the Company realizing limited recoveries. These scenarios were probability weighted in order to determine the recovery incorporated into the Company's estimate of expected losses. This approach was used for both loans that had already defaulted and those assumed to default in the future. The Company adjusts the calculation of its expected recovery from breaches of R&W based on changing facts and circumstances with respect to each counterparty and transaction.

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

 U.S. RMBS Risks with R&W Benefit

	Number of Risks (1) as of		Debt Service as of
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
			(dollars in millions)
Prime first lien	1	1	$35	$38
Alt-A first lien	23	19	2,739	2,856
Option ARM	10	9	553	641
Subprime	4	5	668	998
Closed-end second lien	4	4	149	158
HELOC	2	4	70	320
Total	44	42	$4,214	$5,011
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

The following table provides a breakdown of the development and accretion amount in the roll forward of estimated recoveries associated with claims for breaches of R&W.
Components of R&W Development

	Second Quarter		Six Months
	2014	2013	2014	2013
	(in millions)
Inclusion or removal of deals with breaches of R&W during period	$—	$6	$—	$6
Change in recovery assumptions as the result of recovery success	17	6	27	17
Estimated increase (decrease) in defaults that will result in additional (lower) breaches	(11)	(4)	(11)	(3)
Settlements and anticipated settlements	10	38	45	180
Accretion of discount on balance	3	5	6	8
Total	$19	$51	$67	$208

“XXX” Life Insurance Transactions

The Company’s $2.7 billion net par of XXX life insurance transactions as of June 30, 2014 includes $598 million rated BIG. The BIG “XXX” life insurance reserve securitizations are based on discrete blocks of individual life insurance business. In each such transaction the monies raised by the sale of the bonds insured by the Company were used to capitalize a special purpose vehicle that provides reinsurance to a life insurer or reinsurer. The monies are invested at inception in accounts managed by third-party investment managers.

The BIG “XXX” life insurance transactions consist of two transactions, notes issued by each of Ballantyne Re p.l.c and Orkney Re II p.l.c. These transactions had material amounts of their assets invested in U.S. RMBS. Based on its analysis of the information currently available, including estimates of future investment performance, and projected credit impairments on the invested assets and performance of the blocks of life insurance business at June 30, 2014, the Company’s projected net expected loss to be paid is $87 million. The economic loss development during Second Quarter 2014 was approximately $3 million, which was due primarily to a decrease in the risk free rates used to discount the long dated losses. The economic loss development during Six Months 2014 was approximately $16 million, which was due primarily to changes in lapse assumptions on the underlying life insurance policies of one of the XXX transactions and a decrease in the risk free rates used to discount the losses.

Trust Preferred Securities Collateralized Debt Obligations

The Company has insured or reinsured $4.7 billion of net par (71% of which is in CDS form) of collateralized debt obligations (“CDOs”) backed by TruPS and similar debt instruments, or “TruPS CDOs.” Of the $4.7 billion, $1.6 billion is rated BIG. The underlying collateral in the TruPS CDOs consists of subordinated debt instruments such as TruPS issued by bank holding companies and similar instruments issued by insurance companies, real estate investment trusts (“REITs”) and other real estate related issuers.

The Company projects losses for TruPS CDOs by projecting the performance of the asset pools across several scenarios (which it weights) and applying the CDO structures to the resulting cash flows. At June 30, 2014, the Company has projected expected losses to be paid for TruPS CDOs of $32 million. There was not any significant economic loss development during Second Quarter 2014 on the Company’s TruPS insured portfolio. During Six Months 2014, there was positive economic development of approximately $19 million, which was due primarily to improving collateral performance during the first quarter of 2014.

Manufactured Housing

The Company insures or reinsures a total of $239 million net par of securities backed by manufactured housing loans, of which $169 million is rated BIG. The Company has expected loss to be paid of $26 million as of June 30, 2014. The economic loss development during both the Second Quarter 2014 and Six Months 2014 was approximately $1 million.

Student Loan Transactions

The Company has insured or reinsured $2.7 billion net par of student loan securitizations, of which $1.9 billion was issued by private issuers and classified as asset-backed and $0.8 billion was issued by public authorities and classified as public finance. Of these amounts, $201 million and $248 million, respectively, are rated BIG. The Company is projecting approximately $73 million of net expected loss to be paid in these portfolios. In general, the losses are due to: (i) the poor credit performance of private student loan collateral and high loss severities, or (ii) high interest rates on auction rate securities with respect to which the auctions have failed. The largest of these losses was approximately $32 million and related to a transaction backed by a pool of private student loans assumed by AG Re from another monoline insurer. The guaranteed bonds were issued as auction rate securities that now bear a high rate of interest due to the downgrade of the primary insurer’s financial strength rating. Further, the underlying loan collateral has performed below expectations. The economic loss development during Second Quarter 2014 was approximately $5 million, which is primarily due to a decrease in the risk free rates used to discount the losses along with an increase in the assumed commutation price in the primary insurer commutation scenarios run as part of the Company's loss calculations. The economic loss development during Six Months 2014 was approximately $8 million, which, in addition to the second quarter effects mentioned above, was also due to a decrease during the first quarter 2014 in the risk free rates used to discount the losses along with some deterioration in collateral performance during the first quarter 2014.

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

The Company insures general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $5.2 billion net par. The Company rates $5.0 billion net par of that amount BIG. For additional information regarding the Company's exposure to general obligations of Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations, please refer to "Puerto Rico Exposure" in Note 3, Outstanding Exposure.

The Company has net par exposure to the City of Detroit, Michigan of $2.1 billion as of June 30, 2014. On July 18, 2013, the City of Detroit filed for bankruptcy under Chapter 9 of the U.S. Bankruptcy Code. The City has filed a proposed plan of adjustment and disclosure statement with the Bankruptcy Court.

•
Most of the Company's net par exposure relates to $1.0 billion of sewer revenue bonds and $784 million of water revenue bonds, both of which the Company rates BBB. Both the sewer and water systems provide services to areas that extend beyond the city limits, and the bonds are secured by a lien on "special revenues." On August 7, 2014, the City announced tender offers for approximately $5.2 billion of outstanding sewer and water revenue bonds. Under the terms of the tender offer, bondholders who wish to participate must advise the City of their intention to sell bonds to the City by August 21, 2014, and the City expects to advise bondholders on August 22, 2014 whether the offers are accepted and if the City intends to repurchase the bonds. If the City completes the purchase of bonds subject to the tender offer, on the closing date of such purchase, it will file an amended plan of adjustment with the Bankruptcy Court that would amend the provisions contained in the current plan of adjustment that impair certain classes of the bonds, including those provisions which provide for the impairment of interest rates and call protection on such bonds. Under such amended plan of adjustment, all bonds that are not purchased pursuant to the tender offer would be unimpaired.

•
The Company has net par exposure of $128 million to the City's general obligation bonds, which are secured by a pledge of the unlimited tax, full faith, credit and resources of the City and the specific ad valorem taxes approved by the voters solely to pay debt service on the general obligation bonds. The Company rates this exposure BIG. On April 9, 2014, the City and the Company reached a tentative settlement with respect to the treatment of the unlimited tax general obligation bonds insured by the Company. The agreement provides for the confirmation of both the secured status of such general obligation bonds and the existence of a valid lien on the City’s pledged property tax revenues, a finding that such revenues constitute “special revenues” under the U.S. Bankruptcy Code, and the provision of additional security for such general obligation bonds in the form of a statutory lien on, and intercept of, the City’s distributable state aid. After giving effect to post-petition payments made by Assured Guaranty on such general obligation bonds, the settlement results in a minimum ultimate recovery of approximately 74% on such general obligation bonds, with the ability to achieve a higher ultimate recovery rate over time if other debt creditors’ recoveries reach certain specified thresholds. The settlement is subject to a number of conditions, including confirmation of a plan of adjustment.

•
The Company has net par exposure of $175 million to the City's Certificates of Participation, which are unsecured unconditional contractual obligations of the City. The Company rates this exposure BIG.

On June 28, 2012, the City of Stockton, California filed for bankruptcy protection under Chapter 9 of the U.S. Bankruptcy Code. The Company's net exposure to the City's general fund is $119 million, consisting of pension obligation bonds. The Company also had exposure to lease revenue bonds; as of June 30, 2014, the Company owned all of such bonds and held them in its investment portfolio. On October 3, 2013, the Company reached a tentative settlement with the City regarding the treatment of the bonds insured by the Company in the City's proposed plan of adjustment. Under the terms of the settlement, the Company will continue to receive net revenues from an office building and an option to take title to that building, and will be entitled to certain fixed payments and certain variable payments contingent on the City's revenue growth. The settlement is subject to a number of conditions, including a sales tax increase (which was approved by voters on November 5, 2013), confirmation of a plan of adjustment that implements the terms of the settlement and definitive documentation. Pursuant to an order of the Bankruptcy Court, the City held a vote of its creditors on its proposed plan of adjustment; all but one of the classes polled voted to accept the plan. The court proceeding to determine whether to confirm the plan of adjustment began in May 2014 and is scheduled to continue through October 2014. The Company expects the plan to be confirmed and implemented at the end of 2014.
The Company has $337 million of net par exposure to the Louisville Arena Authority. The bond proceeds were used to construct the KFC Yum Center, home to the University of Louisville men's and women's basketball teams. Actual revenues available for Debt Service are well below original projections, and under the Company's internal rating scale, the transaction is BIG.

The Company projects that its total future expected net loss across its troubled U.S. public finance credits as of June 30, 2014 will be $339 million, compared with a net expected loss of $281 million as of March 31, 2014 and $264 million as of December 31, 2013. Economic loss development in Second Quarter 2014 was $82 million, which was primarily attributable to certain Puerto Rico exposures. Economic loss development in Six Months 2014 was approximately $105 million, which was also primarily attributable to Puerto Rico in addition to development on Detroit exposures.

Certain Selected European Country Transactions

The Company insures and reinsures credits with sub-sovereign exposure to various Spanish and Portuguese issuers where a Spanish and Portuguese sovereign default may cause the regions also to default. The Company's gross exposure to these Spanish and Portuguese credits is €435 million and €88 million, respectively and exposure net of reinsurance for Spanish and Portuguese credits is €312 million and €77 million, respectively. The Company rates most of these issuers in the BB category due to the financial condition of Spain and Portugal and their dependence on the sovereign. The Company's Hungary exposure is to infrastructure bonds dependent on payments from Hungarian governmental entities and covered mortgage bonds issued by Hungarian banks. The Company's gross exposure to these Hungarian credits is $618 million and its exposure net of reinsurance is $583 million, all of which all is rated BIG. The Company estimated net expected losses of $50 million related to these Spanish, Portuguese and Hungarian credits. The economic loss development during both the Second Quarter 2014 and Six Months 2014 was approximately $1 million.

Infrastructure Finance

The Company has insured exposure of approximately $3.1 billion to infrastructure transactions with refinancing risk as to which the Company may need to make claim payments that it did not anticipate paying when the policies were issued. Although the Company may not experience ultimate loss on a particular transaction, the aggregate amount of the claim payments may be substantial and reimbursement may not occur for an extended time, if at all. These transactions generally involve long-term infrastructure projects that were financed by bonds that mature prior to the expiration of the project concession. The Company expected the cash flows from these projects to be sufficient to repay all of the debt over the life of the project concession, but also expected the debt to be refinanced in the market at or prior to its maturity. If the issuer is unable to refinance the debt due to market conditions, the Company may have to pay a claim when the debt matures, and then recover its payment from cash flows produced by the project in the future. The Company generally projects that in most scenarios it will be fully reimbursed for such payments. However, the recovery of the payments is uncertain and may take from 10 to 35 years, depending on the transaction and the performance of the underlying collateral. The Company estimates total claims for the two largest transactions with significant refinancing risk, assuming no refinancing, and based on certain performance assumptions could be $1.8 billion on a gross basis; such claims would be payable from 2017 through 2022.

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

On July 3, 2014, the Supreme Court of the State of New York issued decisions in both cases that the court noted were intended to be read together. In the Deutsche Bank action, Deutsche Bank had filed a motion to dismiss certain of AGM’s claims as well as a motion for partial summary judgment against AGM. The decision provides that AGM continues to have claims for a breach of contract cause of action, which the court deems to consist of a claim for recovery of the portion of AGM’s paid claims attributable to all loans that breached R&W, not solely for claims attributable to loans that AGM had demanded that Deutsche Bank repurchase prior to the litigation. The court also held that sampling and expert evidence could be used to calculate damages, and that AGM could recover its reasonable litigation costs and expenses. In the Credit Suisse action, the court granted the defendants’ motion to dismiss certain of AGM’s and AGC’s fraud claims and all of the claims against Credit

Suisse First Boston Mortgage Securities Corp., along with the remaining fraud claims and claims of material misrepresentation in the inducement of an insurance contract. On July 10, 2014, AGM and AGC filed a notice of appeal of the court’s dismissal action. AGM and AGC continue to have claims for breach of R&W and breach of DLJ’s repurchase obligations.

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

“XXX” Life Insurance Transactions

In December 2008, AGUK filed an action against J.P. Morgan Investment Management Inc. (“JPMIM”), the investment manager in the Orkney Re II transaction, in the Supreme Court of the State of New York alleging that JPMIM engaged in breaches of fiduciary duty, gross negligence and breaches of contract based upon its handling of the investments of Orkney Re II. After AGUK’s claims were dismissed with prejudice in January 2010, AGUK was successful in its subsequent motions and appeals and, as of December 2011, all of AGUK’s claims for breaches of fiduciary duty, gross negligence and contract were reinstated in full. Separately, at the trial court level, discovery is ongoing.

6.    Financial Guaranty Insurance Losses

Insurance Contracts' Loss Information

The following table provides balance sheet information on loss and LAE reserves and salvage and subrogation recoverable, net of reinsurance.

Loss and LAE Reserve and Salvage and Subrogation Recoverable
Net of Reinsurance
Insurance Contracts

	As of June 30, 2014			As of December 31, 2013
	Loss and LAE Reserve, net	Salvage and Subrogation Recoverable, net	Net Reserve (Recoverable)	Loss and LAE Reserve, net	Salvage and Subrogation Recoverable, net	Net Reserve (Recoverable)
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$3	$—	$3	$3	$—	$3
Alt-A first lien	121	—	121	108	—	108
Option ARM	18	80	(62)	22	47	(25)
Subprime	186	2	184	143	2	141
First lien	328	82	246	276	49	227
Second lien:
Closed-end second lien	4	43	(39)	5	45	(40)
HELOC	3	127	(124)	5	127	(122)
Second lien	7	170	(163)	10	172	(162)
Total U.S. RMBS	335	252	83	286	221	65
TruPS	0	—	0	2	—	2
Other structured finance	162	4	158	145	6	139
U.S. public finance	272	7	265	189	8	181
Non-U.S. public finance	34	—	34	35	—	35
Financial guaranty	803	263	540	657	235	422
Other	2	6	(4)	2	5	(3)
Subtotal	805	269	536	659	240	419
Effect of consolidating FG VIEs	(89)	(16)	(73)	(103)	(85)	(18)
Total (1)	$716	$253	$463	$556	$155	$401
____________________

(1)	See “Components of Net Reserves (Salvage)” table for loss and LAE reserve and salvage and subrogation recoverable components.

The following table reconciles the reported gross and ceded reserve and salvage and subrogation amount to the financial guaranty net reserves (salvage) in the financial guaranty BIG transaction loss summary tables.

Components of Net Reserves (Salvage)
Insurance Contracts

	As of June 30, 2014	As of December 31, 2013
	(in millions)
Loss and LAE reserve	$775	$592
Reinsurance recoverable on unpaid losses	(59)	(36)
Loss and LAE reserve, net	716	556
Salvage and subrogation recoverable	(273)	(174)
Salvage and subrogation payable(1)	20	19
Salvage and subrogation recoverable, net	(253)	(155)
Subtotal	463	401
Other recoverables(2)	(15)	(15)
Net reserves (salvage)	448	386
Less: other (non-financial guaranty business)	(4)	(3)
Net reserves (salvage)	$452	$389
____________________

(1)	Recorded as a component of reinsurance balances payable.

(2)	R&W recoverables recorded in other assets on the consolidated balance sheet.

Balance Sheet Classification of
Net Expected Recoveries for Breaches of R&W
Insurance Contracts

	As of June 30, 2014			As of December 31, 2013
	For all Financial Guaranty Insurance Contracts	Effect of Consolidating FG VIEs	Reported on Balance Sheet(1)	For all Financial Guaranty Insurance Contracts	Effect of Consolidating FG VIEs	Reported on Balance Sheet(1)
	(in millions)
Salvage and subrogation recoverable, net	$132	$—	$132	$122	$(49)	$73
Loss and LAE reserve, net	317	(13)	304	363	(24)	339
____________________

(1)	The remaining benefit for R&W is either recorded at fair value in FG VIE assets, or not recorded on the balance sheet until the total loss, net of R&W, exceeds unearned premium reserve.

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

Reconciliation of Net Expected Loss to be Paid and
Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of June 30, 2014
(in millions)
Net expected loss to be paid	$892
Less: net expected loss to be paid for FG VIEs	108
Total	784
Contra-paid, net	38
Salvage and subrogation recoverable, net of reinsurance	247
Loss and LAE reserve, net of reinsurance	(714)
Other recoveries (1)	15
Net expected loss to be expensed (Present value) (2)	$370
____________________

(1)	R&W recoverables recorded in other assets on the consolidated balance sheet.

(2)	Excludes $82 million as of June 30, 2014, related to consolidated FG VIEs.

The following table provides a schedule of the expected timing of net expected losses to be expensed. The amount and timing of actual loss and LAE may differ from the estimates shown below due to factors such as refundings, accelerations, commutations, changes in expected lives and updates to loss estimates. This table excludes amounts related to FG VIEs, which are eliminated in consolidation.

Net Expected Loss to be Expensed
Insurance Contracts

As of June 30, 2014
(in millions)
2014 (July 1– September 30)	$10
2014 (October 1–December 31)	10
2015	39
2016	36
2017	30
2018	27
2019 - 2023	96
2024 - 2028	57
2029 - 2033	37
After 2033	28
Net expected loss to be expensed (Present value) (1)	370
Discount	435
Total future value	$805

____________________

(1)	Consolidation of FG VIEs resulted in reductions of $82 million in net expected loss to be expensed on a present value basis.

The following table presents the loss and LAE recorded in the consolidated statements of operations by sector for insurance contracts. Amounts presented are net of reinsurance.

Loss and LAE
Reported on the
Consolidated Statements of Operations

	Second Quarter		Six Months
	2014	2013	2014	2013
Structured Finance:			(in millions)
U.S. RMBS:
First lien:
Prime first lien	$0	$0	$0	$0
Alt-A first lien	10	(9)	17	0
Option ARM	(22)	22	(30)	(61)
Subprime	10	23	2	34
First lien	(2)	36	(11)	(27)
Second lien:
Closed-end second lien	(1)	(1)	(1)	19
HELOC	(18)	(19)	(10)	(16)
Second lien	(19)	(20)	(11)	3
Total U.S. RMBS	(21)	16	(22)	(24)
TruPS	0	(1)	(1)	(1)
Other structured finance	4	(9)	20	(21)
Structured finance	(17)	6	(3)	(46)
Public Finance:
U.S. public finance	83	78	109	74
Non-U.S. public finance	(1)	—	0	1
Public finance	82	78	109	75
Subtotal	65	84	106	29
Other	0	—	(1)	—
Loss and LAE on insurance contracts before FG VIE consolidation	65	84	105	29
Effect of consolidating FG VIEs	(8)	(22)	(7)	(15)
Loss and LAE	$57	$62	$98	$14

The following table provides information on financial guaranty insurance contracts categorized as BIG.

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of June 30, 2014

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks(1)	184	(71)	84	(21)	113	(35)	381	—	381
Remaining weighted-average contract period (in years)	9.9	7.4	9.6	9.0	9.9	7.6	10.3	—	10.3
Outstanding exposure:
Principal	$14,049	$(2,436)	$2,918	$(310)	$3,020	$(137)	$17,104	$—	$17,104
Interest	7,204	(942)	1,473	(134)	1,204	(48)	8,757	—	8,757
Total(2)	$21,253	$(3,378)	$4,391	$(444)	$4,224	$(185)	$25,861	$—	$25,861
Expected cash outflows (inflows)	$1,812	$(502)	$752	$(55)	$1,738	$(71)	$3,674	$(354)	$3,320
Potential recoveries
Undiscounted R&W	(159)	3	(81)	3	(336)	13	(557)	14	(543)
Other(3)	(1,773)	489	(175)	5	(319)	26	(1,747)	189	(1,558)
Total potential recoveries	(1,932)	492	(256)	8	(655)	39	(2,304)	203	(2,101)
Subtotal	(120)	(10)	496	(47)	1,083	(32)	1,370	(151)	1,219
Discount	20	(1)	(138)	10	(378)	9	(478)	43	(435)
Present value of expected cash flows	$(100)	$(11)	$358	$(37)	$705	$(23)	$892	$(108)	$784
Deferred premium revenue	$482	$(82)	$143	$(7)	$270	$(23)	$783	$(124)	$659
Reserves (salvage)(4)	$(185)	$3	$247	$(31)	$502	$(11)	$525	$(73)	$452

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

For example, AGM has issued financial guaranty insurance policies in respect of the obligations of municipal obligors under interest rate swaps. Under the swaps, AGM insures periodic payments owed by the municipal obligors to the bank counterparties. Under certain of the swaps, AGM also insures termination payments that may be owed by the municipal obligors to the bank counterparties. If (i) AGM has been downgraded below the rating trigger set forth in a swap under which it has insured the termination payment, which rating trigger varies on a transaction by transaction basis; (ii) the municipal obligor has the right to cure by, but has failed in, posting collateral, replacing AGM or otherwise curing the downgrade of AGM; (iii) the transaction documents include as a condition that an event of default or termination event with respect to the municipal obligor has occurred, such as the rating of the municipal obligor being downgraded past a specified level, and such condition has been met; (iv) the bank counterparty has elected to terminate the swap; (v) a termination payment is payable by the municipal obligor; and (vi) the municipal obligor has failed to make the termination payment payable by it, then AGM would be required to pay the termination payment due by the municipal obligor, in an amount not to exceed the policy limit set forth in the financial guaranty insurance policy. At AGM's current financial strength ratings, if the conditions giving rise to the obligation of AGM to make a termination payment under the swap termination policies were all satisfied, then AGM could pay claims in an amount not exceeding approximately $104 million in respect of such termination payments. Taking into consideration whether the rating of the municipal obligor is below any applicable specified trigger, if the financial strength ratings of AGM were further downgraded below "A" by S&P or below "A2" by Moody's, and the conditions giving rise to the obligation of AGM to make a payment under the swap policies were all satisfied, then AGM could pay claims in an additional amount not exceeding approximately $286 million in respect of such termination payments.

As another example, with respect to variable rate demand obligations ("VRDOs") for which a bank has agreed to provide a liquidity facility, a downgrade of AGM or AGC may provide the bank with the right to give notice to bondholders that the bank will terminate the liquidity facility, causing the bondholders to tender their bonds to the bank. Bonds held by the bank accrue interest at a “bank bond rate” that is higher than the rate otherwise borne by the bond (typically the prime rate plus 2.00% — 3.00%, and capped at the lesser of 25% and the maximum legal limit). In the event the bank holds such bonds for longer than a specified period of time, usually 90-180 days, the bank has the right to demand accelerated repayment of bond principal, usually through payment of equal installments over a period of not less than five years. In the event that a municipal obligor is unable to pay interest accruing at the bank bond rate or to pay principal during the shortened amortization period, a claim could be submitted to AGM or AGC under its financial guaranty policy. As of June 30, 2014, AGM and AGC had insured approximately $6.6 billion net par of VRDOs, of which approximately $0.3 billion of net par constituted VRDOs issued by municipal obligors rated BBB- or lower pursuant to the Company’s internal rating. The specific terms relating to the rating levels that trigger the bank’s termination right, and whether it is triggered by a downgrade by one rating agency or a downgrade by all rating agencies then rating the insurer, vary depending on the transaction.

In addition, AGM may be required to pay claims in respect of AGMH’s former financial products business if Dexia SA and its affiliates, from which the Company had purchased AGMH and its subsidiaries, do not comply with their obligations following a downgrade of the financial strength rating of AGM. Most of the guaranteed investment contracts ("GICs") insured by AGM allow the GIC holder to terminate the GIC and withdraw the funds in the event of a downgrade of AGM below A3 or A-, with no right of the GIC issuer to avoid such withdrawal by posting collateral or otherwise enhancing its credit. Each GIC contract stipulates the thresholds below which the GIC issuer must post eligible collateral, along with the types of securities eligible for posting and the collateralization percentage applicable to each security type. These collateralization percentages range from 100% of the GIC balance for cash posted as collateral to, typically, 108% for asset-backed securities. If the entire aggregate accreted GIC balance of approximately $2.5 billion as of June 30, 2014 were terminated, the assets of the GIC issuers (which had an aggregate accreted principal of approximately $3.8 billion and an aggregate market value of approximately $3.7 billion) would be sufficient to fund the withdrawal of the GIC funds.

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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company may refine its methodologies and assumptions. During Six Months 2014, no changes were made to the Company’s valuation models that had or are expected to have, a material impact on the Company’s consolidated balance sheets or statements of operations and comprehensive income.

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

Measured and Carried at Fair Value

Fixed-Maturity Securities and Short-term Investments

The fair value of bonds in the investment portfolio is generally based on prices received from third party pricing services or alternative pricing sources with reasonable levels of price transparency. The pricing services prepare estimates of fair value measurements using their pricing models, which include available relevant market information, benchmark curves, benchmarking of like securities, and sector groupings. Additional valuation factors that can be taken into account are nominal spreads and liquidity adjustments. The pricing services evaluate each asset class based on relevant market and credit information, perceived market movements, and sector news. The market inputs used in the pricing evaluation, listed in the approximate order of priority include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events. Benchmark yields have in many cases taken priority over reported trades for securities that trade less frequently or those that are distressed trades, and therefore may not be indicative of the market. The extent of the use of each input is dependent on the asset class and the market conditions. Given the asset class, the priority of the use of inputs may change or some market inputs may not be relevant. Additionally, the valuation of fixed-maturity investments is more subjective when markets are less liquid due to the lack of market based inputs, which may increase the potential that the estimated fair value of an investment is not reflective of the price at which an actual transaction would occur.

Short-term investments, that are traded in active markets, are classified within Level 1 in the fair value hierarchy and are based on quoted market prices. Securities such as discount notes are classified within Level 2 because these securities are typically not actively traded due to their approaching maturity and, as such, their cost approximates fair value.

Prices determined based on models where at least one significant model assumption or input is unobservable, are considered to be Level 3 in the fair value hierarchy. As of June 30, 2014, the Company used models to price 38 fixed-maturity securities, which was 6.5% or $748 million of the Company’s fixed-maturity securities and short-term investments at fair value. Certain Level 3 securities were priced with the assistance of an independent third-party. The pricing is based on a discounted cash flow approach using the third-party’s proprietary pricing models. The models use inputs such as projected prepayment speeds;  severity assumptions; recovery lag assumptions; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price depreciation/appreciation rates based on macroeconomic forecasts and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the bond including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs could materially change the expected timing of cash flows within these securities which is a significant factor in determining the fair value of the securities.

Other Invested Assets

Other invested assets include investments carried and measured at fair value on a recurring basis of $82 million, and include primarily fixed-maturity securities classified as trading and investments in two vehicles that invest in the global property catastrophe risk market.

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

The fair value of the Company’s credit derivative contracts represents the difference between the present value of remaining premiums the Company expects to receive or pay and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge or pay at the reporting date for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the CDS contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. Consistent with previous years, market conditions at June 30, 2014 were such that market prices of the Company’s CDS contracts were not available.

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

•Gross spread.

•The allocation of gross spread among:

•	the profit the originator, usually an investment bank, realizes for putting the deal together and funding the transaction (“bank profit”);

•	premiums paid to the Company for the Company’s credit protection provided (“net spread”); and

•	the cost of CDS protection purchased by the originator to hedge their counterparty credit risk exposure to the Company (“hedge cost”).

•The weighted average life which is based on Debt Service schedules.

  The rates used to discount future expected premium cash flows ranged from 0.20% to 3.32% at June 30, 2014 and 0.21% to 3.88% at December 31, 2013.

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

•	Actual collateral specific credit spreads (if up-to-date and reliable market-based spreads are available).

•	Deals priced or closed during a specific quarter within a specific asset class and specific rating.

•	Credit spreads interpolated based upon market indices.

•	Credit spreads provided by the counterparty of the CDS.

•	Credit spreads extrapolated based upon transactions of similar asset classes, similar ratings, and similar time to maturity.

Information by Credit Spread Type (1)

	As of June 30, 2014	As of December 31, 2013
Based on actual collateral specific spreads	7%	6%
Based on market indices	86%	88%
Provided by the CDS counterparty	7%	6%
Total	100%	100%
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

The premium the Company receives is referred to as the “net spread.” The Company’s pricing model takes into account not only how credit spreads on risks that it assumes affect pricing, but also how the Company’s own credit spread affects the pricing of its deals. The Company’s own credit risk is factored into the determination of net spread based on the impact of changes in the quoted market price for credit protection bought on the Company, as reflected by quoted market prices on CDS referencing AGC or AGM. For credit spreads on the Company’s name the Company obtains the quoted price of CDS contracts traded on AGC and AGM from market data sources published by third parties. The cost to acquire CDS protection referencing AGC or AGM affects the amount of spread on CDS deals that the Company retains and, hence, their fair value. As the cost to acquire CDS protection referencing AGC or AGM increases, the amount of premium the Company retains on a deal generally decreases. As the cost to acquire CDS protection referencing AGC or AGM decreases, the amount of premium the Company retains on a deal generally increases. In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts. Given the current market conditions and the Company’s own credit spreads, approximately 28% , 24% and 61%, based on number of deals, of the Company's CDS contracts are fair valued using this minimum premium as of June 30, 2014, March 31, 2014 and December 31,

2013, respectively. The percentage of deals that price using the minimum premiums has declined since December 31, 2013 due to AGM's and AGC's credit spreads narrowing as a result of the S&P upgrades in March 2014. As a result of this, the cost to hedge AGC's and AGM's name has declined significantly causing more transactions to price above previously established floor levels. The Company corroborates the assumptions in its fair value model, including the portion of exposure to AGC and AGM hedged by its counterparties, with independent third parties each reporting period. The current level of AGC’s and AGM’s own credit spread has resulted in the bank or deal originator hedging a significant portion of its exposure to AGC and AGM. This reduces the amount of contractual cash flows AGC and AGM can capture as premium for selling its protection.

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

A fair value resulting in a credit derivative asset on protection sold is the result of contractual cash inflows on in-force deals in excess of what a hypothetical financial guarantor could receive if it sold protection on the same risk as of the reporting date. If the Company were able to freely exchange these contracts (i.e., assuming its contracts did not contain proscriptions on transfer and there was a viable exchange market), it would be able to realize a gain representing the difference between the higher contractual premiums to which it is entitled and the current market premiums for a similar contract. The Company determines the fair value of its CDS contracts by applying the difference between the current net spread and the contractual net spread for the remaining duration of each contract to the notional value of its CDS contracts and taking the present value of such amounts.

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

In this example, the contractual cash flows (the Company premium received per annum above) exceed the amount a market participant would require the Company to pay in today’s market to accept its obligations under the CDS contract, thus resulting in an asset. This credit derivative asset is equal to the difference in premium rates discounted at the corresponding LIBOR over the weighted average remaining life of the contract multiplied by the par outstanding as of the reporting period.

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

The primary weaknesses of the Company’s CDS modeling techniques are:

•	There is no exit market or actual exit transactions. Therefore the Company’s exit market is a hypothetical one based on the Company’s entry market.

•	There is a very limited market in which to validate the reasonableness of the fair values developed by the Company’s model.

•	At June 30, 2014 and December 31, 2013, the markets for the inputs to the model were highly illiquid, which impacts their reliability.

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

The FG VIEs issued securities collateralized by first lien and second lien RMBS as well as loans and receivables. The lowest level input that is significant to the fair value measurement of these assets and liabilities was a Level 3 input (i.e. unobservable), therefore management classified them as Level 3 in the fair value hierarchy. Prices are generally determined with the assistance of an independent third-party. The pricing is based on a discounted cash flow approach and the third-party’s proprietary pricing models. The models to price the FG VIEs’ liabilities used, where appropriate, inputs such as estimated prepayment speeds; market values of the assets that collateralize the securities; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); yields implied by market prices for similar securities; house price depreciation/appreciation rates based on macroeconomic forecasts and, for those liabilities insured by the Company, the benefit from the Company’s insurance policy guaranteeing the timely payment of principal and interest, taking into account the timing of the potential default and the Company’s own credit rating. The third-party also utilizes an internal model to determine an appropriate yield at which to discount the cash flows of the security, by factoring in collateral types, weighted-average lives, and other structural attributes specific to the security being priced. The expected yield is further calibrated by utilizing algorithms designed to aggregate market color, received by the third-party, on comparable bonds.

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
As of June 30, 2014

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed-maturity securities
Obligations of state and political subdivisions	$5,500	$—	$5,462	$38
U.S. government and agencies	853	—	853	—
Corporate securities	1,413	—	1,307	106
Mortgage-backed securities:
RMBS	1,171	—	821	350
Commercial mortgage-backed securities ("CMBS")	712	—	712	—
Asset-backed securities	548	—	294	254
Foreign government securities	333	—	333	—
Total fixed-maturity securities	10,530	—	9,782	748
Short-term investments	979	583	396	—
Other invested assets (1)	89	—	33	56
Credit derivative assets	80	—	—	80
FG VIEs’ assets, at fair value	1,284	—	—	1,284
Other assets	73	25	17	31
Total assets carried at fair value	$13,035	$608	$10,228	$2,199
Liabilities:
Credit derivative liabilities	$1,917	$—	$—	$1,917
FG VIEs’ liabilities with recourse, at fair value	1,366	—	—	1,366
FG VIEs’ liabilities without recourse, at fair value	124	—	—	124
Total liabilities carried at fair value	$3,407	$—	$—	$3,407

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2013

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
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

Changes in Level 3 Fair Value Measurements

The table below presents a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during Second Quarter 2014 and 2013 and Six Months 2014 and 2013.

Fair Value Level 3 Rollforward
Recurring Basis
Second Quarter 2014

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		Other Invested Assets	FG VIEs’ Assets at Fair Value		Other Assets		Credit Derivative Asset (Liability), net(5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of March 31, 2014	$38		$138		$359		$252		$48	$1,257		$37		$(1,923)		$(1,346)		$(101)
Total pretax realized and unrealized gains/(losses) recorded in:(1)
Net income (loss)	1	(2)	(7)	(2)	6	(2)	3	(2)	—	35	(3)	(6)	(4)	103	(6)	(25)	(3)	(27)	(3)
Other comprehensive income (loss)	0		(25)		0		0		1	—		—		—		—		—
Purchases	—		—		—		—		—	—		—		—		—		—
Settlements	(1)		—		(15)		(1)		0	(29)		—		(17)		30		—
FG VIE consolidations	—		—		—		—		—	46		—		—		(25)		(21)
FG VIE deconsolidations	—		—		—		—		—	(25)		—		—		—		25
Fair value as of June 30, 2014	$38		$106		$350		$254		$49	$1,284		$31		$(1,837)		$(1,366)		$(124)
Change in unrealized gains/(losses) related to financial instruments held as of June 30, 2014	$0		$(25)		$0		$0		$1	$40		$(6)		$88		$(24)		$4

Fair Value Level 3 Rollforward
Recurring Basis
Second Quarter 2013

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

Fair Value Level 3 Rollforward
Recurring Basis
Six Months 2014

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		Other Invested Assets	FG VIEs’ Assets at Fair Value		Other Assets		Credit Derivative Asset (Liability), net(5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2013	$36		$136		$290		$268		$2	$2,565		$46		$(1,693)		$(1,790)		$(1,081)
Total pretax realized and unrealized gains/(losses) recorded in:(1)
Net income (loss)	2	(2)	(4)	(2)	10	(2)	10	(2)	—	117	(3)	(15)	(4)	(108)	(6)	(97)	(3)	(36)	(3)
Other comprehensive income (loss)	1		(21)		14		8		2	—		—		—		—		—
Purchases	—		—		53		—		45	—		—		—		—		—
Settlements	(1)		(5)		(30)		(32)		0	(315)		—		(36)		299		12
FG VIE consolidations	—		—		—		—		—	46		—		—		(25)		(21)
FG VIE deconsolidations	—		—		13		—		—	(1,129)		—		—		247		1,002
Fair value as of June 30, 2014	$38		$106		$350		$254		$49	$1,284		$31		$(1,837)		$(1,366)		$(124)
Change in unrealized gains/(losses) related to financial instruments held as of June 30, 2014	$1		$(21)		$15		$7		$2	$65		$(15)		$(144)		$(53)		$(5)

Fair Value Level 3 Rollforward
Recurring Basis
Six Months 2013

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		RMBS		Asset- Backed Securities		Other Invested Assets		FG VIEs’ Assets at Fair Value		Other Assets		Credit Derivative Asset (Liability), net(5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2012	$35		$219		$306		$1		$2,688		$36		$(1,793)		$(2,090)		$(1,051)
Total pretax realized and unrealized gains/(losses) recorded in:(1)
Net income (loss)	1	(2)	11	(2)	9	(2)	(1)	(7)	556	(3)	(13)	(4)	(518)	(6)	(163)	(3)	(192)	(3)
Other comprehensive income (loss)	1		4		(22)		2		—		—		—		—		—
Purchases	—		70		11		—		—		—		—		—		—
Settlements	(1)		(28)		(4)		—		(440)		—		63		190		99
FG VIE consolidations	—		—		—		—		48		—		—		(12)		(37)
FG VIE deconsolidations	—		—		—		—		(178)		—		—		135		47
Fair value as of June 30, 2013	$36		$276		$300		$2		$2,674		$23		$(2,248)		$(1,940)		$(1,134)
Change in unrealized gains/(losses) related to financial instruments held as of June 30, 2013	$1		$5		$(21)		$2		$430		$(13)		$(317)		$(165)		$(226)
______________

(1)
Realized and unrealized gains (losses) from changes in values of Level 3 financial instruments represent gains (losses) from changes in values of those financial instruments only for the periods in which the instruments were classified as Level 3.

(2)	Included in net realized investment gains (losses) and net investment income.

(3)	Included in fair value gains (losses) on FG VIEs.

(4)	Recorded in fair value gains (losses) on CCS.

(5)	Represents net position of credit derivatives. The consolidated balance sheet presents gross assets and liabilities based on net counterparty exposure.

(6)	Reported in net change in fair value of credit derivatives.

(7)	Reported in other income.

Level 3 Fair Value Disclosures

Quantitative Information About Level 3 Fair Value Inputs
At June 30, 2014

Financial Instrument Description	Fair Value at June 30, 2014 (in millions)	Valuation Technique	Significant Unobservable Inputs	Range
Assets:
Fixed maturity securities:
Obligations of state and political subdivisions	$38	Discounted	Rate of inflation	1.0%	-	3.0%
		cash flow	Cash flow receipts	0.5%	-	61.3%
			Yield	4.6%	-	9.0%
			Collateral recovery period	1 month	-	34 years

Corporate securities	106	Discounted	Yield	11.5%
		cash flow

RMBS	350	Discounted	CPR	0.3%	-	16.4%
		cash flow	CDR	3.2%	-	18.0%
			Severity	40.0%	-	108.9%
			Yield	2.2%	-	8.3%
Asset-backed securities:
Investor owned utility	121	Discounted cash flow	Liquidation value (in millions)	$178	-	$284
			Years to liquidation	0 years	-	2.5 years
			Collateral recovery period	6 months	-	5.5 years
			Discount factor	7.0%

XXX life insurance transactions	133	Discounted	Yield	12.0%
		cash flow

Other invested assets	56	Discounted cash flow	Discount for lack of liquidity	10.0%	-	20.0%
			Recovery on delinquent loans	20.0%	-	60.0%
			Default rates	0.0%	-	10.0%
			Loss severity	40.0%	-	90.0%
			Prepayment speeds	5.0%	-	15.0%
			Net asset value (per share)	$1,029	-	$1,038

FG VIEs’ assets, at fair value	1,284	Discounted	CPR	0.0%	-	9.7%
		cash flow	CDR	0.7%	-	20.2%
			Loss severity	20.3%	-	149.0%
			Yield	3.3%	-	9.3%

Financial Instrument Description	Fair Value at June 30, 2014 (in millions)	Valuation Technique	Significant Unobservable Inputs	Range
Other assets	31	Discounted cash flow	Quotes from third party pricing	$52	-	$65
			Term (years)	5 years

Liabilities:
Credit derivative liabilities, net	(1,837)	Discounted	Year 1 loss estimates	0.0%	-	51.0%
		cash flow	Hedge cost (in bps)	21.3	-	345.5
			Bank profit (in bps)	1.0	-	1,453.5
			Internal floor (in bps)	7.0	-	100.0
			Internal credit rating	AAA	-	CCC

FG VIEs’ liabilities, at fair value	(1,490)	Discounted	CPR	0.0%	-	9.7%
		cash flow	CDR	0.7%	-	20.2%
			Loss severity	20.3%	-	149.0%
			Yield	3.3%	-	9.3%

Quantitative Information About Level 3 Fair Value Inputs
At December 31, 2013

Financial Instrument Description	Fair Value at December 31, 2013 (in millions)	Valuation Technique	Significant Unobservable Inputs	Range
Assets:
Fixed-maturity securities:
Obligations of state and political subdivisions	$36	Discounted	Rate of inflation	1.0%	-	3.0%
		cash flow	Cash flow receipts	0.5%	-	60.9%
			Discount rates	4.6%	-	9.0%
			Collateral recovery period	1 month	-	10 years

Corporate securities	136	Discounted	Yield	8.3%
		cash flow

RMBS	290	Discounted	CPR	1.0%	-	15.8%
		cash flow	CDR	5.0%	-	25.8%
			Severity	48.1%	-	102.5%
			Yield	2.5%	-	9.4%
Asset-backed securities:
Investor owned utility	141	Discounted cash flow	Liquidation value (in millions)	$195	-	$245
			Years to liquidation	0 years	-	3 years
			Collateral recovery period	12 months	-	6 years
			Discount factor	15.3%

XXX life insurance transactions	127	Discounted	Yield	12.5%
		cash flow

Other invested assets	8	Discounted cash flow	Discount for lack of liquidity	10.0%	-	20.0%
			Recovery on delinquent loans	20.0%	-	60.0%
			Default rates	1.0%	-	10.0%
			Loss severity	40.0%	-	90.0%
			Prepayment speeds	6.0%	-	15.0%

FG VIEs’ assets, at fair value	2,565	Discounted	CPR	0.3%	-	11.8%
		cash flow	CDR	3.0%	-	25.8%
			Loss severity	37.5%	-	102.0%
			Yield	3.5%	-	10.2%

Financial Instrument Description	Fair Value at December 31, 2013 (in millions)	Valuation Technique	Significant Unobservable Inputs	Range
Other assets	46	Discounted cash flow	Quotes from third party pricing	$47	-	$53
			Term (years)	5 years

Liabilities:
Credit derivative liabilities, net	(1,693)	Discounted	Year 1 loss estimates	0.0%	-	48.0%
		cash flow	Hedge cost (in bps)	46.3	-	525.0
			Bank profit (in bps)	1.0	-	1,418.5
			Internal floor (in bps)	7.0	-	100.0
			Internal credit rating	AAA	-	CCC

FG VIEs’ liabilities, at fair value	(2,871)	Discounted	CPR	0.3%	-	11.8%
		cash flow	CDR	3.0%	-	25.8%
			Loss severity	37.5%	-	102.0%
			Yield	3.5%	-	10.2%

The carrying amount and estimated fair value of the Company’s financial instruments are presented in the following table.

Fair Value of Financial Instruments

	As of June 30, 2014		As of December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets:
Fixed-maturity securities	$10,530	$10,530	$9,711	$9,711
Short-term investments	979	979	904	904
Other invested assets	106	109	147	155
Credit derivative assets	80	80	94	94
FG VIEs’ assets, at fair value	1,284	1,284	2,565	2,565
Other assets	188	188	179	179
Liabilities:
Financial guaranty insurance contracts(1)	3,709	6,294	3,783	5,128
Long-term debt	1,311	1,577	816	970
Credit derivative liabilities	1,917	1,917	1,787	1,787
FG VIEs’ liabilities with recourse, at fair value	1,366	1,366	1,790	1,790
FG VIEs’ liabilities without recourse, at fair value	124	124	1,081	1,081
Other liabilities	115	115	36	36
____________________

(1)	Carrying amount includes the assets and liabilities related to financial guaranty insurance contract premiums, losses, and salvage and subrogation and other recoverables net of reinsurance.

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

Credit Derivative Net Par Outstanding by Sector

The estimated remaining weighted average life of credit derivatives was 4.2 years at June 30, 2014 and 4.1 years at December 31, 2013. The components of the Company’s credit derivative net par outstanding are presented below.

Credit Derivatives
Subordination and Ratings

	As of June 30, 2014				As of December 31, 2013
Asset Type	Net Par Outstanding	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Rating	Net Par Outstanding	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Rating
	(dollars in millions)
Pooled corporate obligations:
Collateralized loan obligation/collateral bond obligations	$15,737	32.4%	36.3%	AAA	$19,323	32.4%	34.0%	AAA
Synthetic investment grade pooled corporate	9,487	21.4	19.9	AAA	9,754	21.6	20.0	AAA
Synthetic high yield pooled corporate	978	47.0	40.6	AAA	2,690	47.2	41.1	AAA
TruPS CDOs	3,361	45.3	34.0	BB+	3,554	45.5	32.9	BB+
Market value CDOs of corporate obligations	1,619	24.3	34.3	AAA	2,000	24.4	30.5	AAA
Total pooled corporate obligations	31,182	31.4	31.6	AAA	37,321	31.5	30.6	AAA
U.S. RMBS:
Option ARM and Alt-A first lien	2,434	19.0	7.4	BB-	2,609	19.2	8.6	BB-
Subprime first lien	2,716	30.8	51.2	AA-	2,930	30.5	51.9	AA-
Prime first lien	246	10.9	1.2	CCC	264	10.9	3.2	CCC
Closed-end second lien	21	—	—	BB	23	—	—	B+
Total U.S. RMBS	5,417	24.4	29.0	BBB+	5,826	24.4	30.1	BBB
CMBS	2,614	32.6	43.4	AAA	3,744	33.5	42.5	AAA
Other	7,574	—	—	A-	7,591	—	—	A-
Total	$46,787			AA	$54,482			AA+
____________________

(1)	Represents the sum of subordinate tranches and over-collateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

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

The Company’s exposure to “Other” CDS contracts is also highly diversified. It includes $2.6 billion of exposure to two pooled infrastructure transactions comprising diversified pools of international infrastructure project transactions and loans to regulated utilities. These pools were all structured with underlying credit enhancement sufficient for the Company to attach at AAA levels at origination. The remaining $5.0 billion of exposure in “Other” CDS contracts comprises numerous deals across various asset classes, such as commercial receivables, international RMBS, infrastructure, regulated utilities and consumer receivables. Of the total net par outstanding in the "Other" sector, $0.5 billion is rated BIG.

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	As of June 30, 2014		As of December 31, 2013
Ratings	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
AAA	$30,983	66.2%	$38,244	70.2%
AA	3,434	7.3	3,648	6.7
A	3,753	8.0	3,636	6.7
BBB	4,146	8.9	4,161	7.6
BIG	4,471	9.6	4,793	8.8
Credit derivative net par outstanding	$46,787	100.0%	$54,482	100.0%

Fair Value of Credit Derivatives

Net Change in Fair Value of Credit Derivatives Gain (Loss)

	Second Quarter		Six Months
	2014	2013	2014	2013
	(in millions)
Realized gains on credit derivatives (1)	$21	$41	$41	$69
Net credit derivative losses (paid and payable) recovered and recoverable	(6)	(127)	(7)	(137)
Realized gains (losses) and other settlements on credit derivatives	15	(86)	34	(68)
Net change in unrealized gains (losses) on credit derivatives (2)	88	160	(142)	(450)
Net change in fair value of credit derivatives	$103	$74	$(108)	$(518)
____________________

(1)
Includes accelerations due to terminations of CDS contracts of $0.5 million and $14 million related to net par of $0.2 billion and $2.0 billion for Second Quarter 2014 and Second Quarter 2013, respectively, and $0.7 million and $15 million related to net par of $1.3 billion and $3.0 billion for Six Months 2014 and Six Months 2013, respectively.

(2)
Except for net estimated credit impairments (i.e., net expected loss to be paid as discussed in Note 5), the unrealized gains and losses on credit derivatives are expected to reduce to zero as the exposure approaches its maturity date. With considerable volatility continuing in the market, unrealized gains (losses) on credit derivatives may fluctuate significantly in future periods.

Net Change in Unrealized Gains (Losses) on Credit Derivatives By Sector

	Second Quarter		Six Months
Asset Type	2014	2013	2014	2013
			(in millions)
Pooled corporate obligations	$64	$(34)	$6	$(139)
U.S. RMBS	5	14	(135)	(443)
CMBS	2	(1)	2	(4)
Other(1)	17	181	(15)	136
Total	$88	$160	$(142)	$(450)
   ____________________

(1)	“Other” includes all other U.S. and international asset classes, such as commercial receivables, international infrastructure, international RMBS securities, and pooled infrastructure securities.

During Second Quarter 2014, unrealized fair value gains were generated primarily in the pooled corporate obligations and Other sectors due to tighter implied net spreads. The tighter implied net spreads were primarily a result of the increased cost to buy protection in AGC’s and AGM’s name, as the market cost of AGC's and AGM's credit protection increased during the period, with the change in the one year CDS spread having the largest impact. These transactions were pricing at or above their floor levels (or the minimum rate at which the Company would consider assuming these risks based on historical experience); therefore when the cost of purchasing CDS protection on AGC and AGM, which management refers to as the CDS spread on AGC and AGM, increased the implied spreads that the Company would expect to receive on these transactions decreased.

During Six Months 2014, unrealized fair value losses were generated primarily in the U.S. RMBS prime first lien, Alt-A, and Option ARM sectors, due to wider implied net spreads. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC’s name as the market cost of AGC’s credit protection decreased significantly during the period. These transactions were pricing above their floor levels; therefore when the cost of purchasing CDS protection on AGC decreased, the implied spreads that the Company would expect to receive on these transactions increased. The cost of

AGM's credit protection also decreased during Six Months 2014, but did not lead to significant fair value losses, as the majority of AGM policies continue to price at floor levels.

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

Five-Year CDS Spread
on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of June 30, 2014	As of March 31, 2014	As of December 31, 2013	As of June 30, 2013	As of March 31, 2013	As of December 31, 2012
AGC	327	291	460	343	397	678
AGM	346	305	525	365	380	536

One-Year CDS Spread
on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of June 30, 2014	As of March 31, 2014	As of December 31, 2013	As of June 30, 2013	As of March 31, 2013	As of December 31, 2012
AGC	85	55	185	57	59	270
AGM	115	70	220	72	60	257

Fair Value of Credit Derivatives Assets (Liabilities)
and Effect of AGC and AGM
Credit Spreads

	As of June 30, 2014	As of December 31, 2013
	(in millions)
Fair value of credit derivatives before effect of AGC and AGM credit spreads	$(3,020)	$(3,442)
Plus: Effect of AGC and AGM credit spreads	1,183	1,749
Net fair value of credit derivatives	$(1,837)	$(1,693)

The fair value of CDS contracts at June 30, 2014, before considering the implications of AGC’s and AGM’s credit spreads, is a direct result of continued wide credit spreads in the fixed income security markets and ratings downgrades. The asset classes that remain most affected are 2005-2007 vintages of prime first lien, Alt-A, Option ARM, subprime RMBS deals as well as trust-preferred and pooled corporate securities. Comparing June 30, 2014 with December 31, 2013, there was a narrowing of spreads primarily related to Alt-A first lien, Option ARM, and subprime RMBS transactions, as well as the Company's pooled corporate obligations. This narrowing of spreads combined with the runoff of par outstanding and termination of securities, resulted in a gain of approximately $422 million, before taking into account AGC’s or AGM’s credit spreads.

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

Net Fair Value and Expected Losses
of Credit Derivatives by Sector

	Fair Value of Credit Derivative Asset (Liability), net		Expected Loss to be (Paid) Recovered (1)
Asset Type	As of June 30, 2014	As of December 31, 2013	As of June 30, 2014	As of December 31, 2013
	(in millions)
Pooled corporate obligations	$(25)	$(30)	$(30)	$(48)
U.S. RMBS	(1,443)	(1,308)	(155)	(175)
CMBS	(1)	(2)	—	—
Other	(368)	(353)	38	39
Total	$(1,837)	$(1,693)	$(147)	$(184)
____________________

(1)	Includes R&W benefit of $167 million as of June 30, 2014 and $180 million as of December 31, 2013.

Ratings Sensitivities of Credit Derivative Contracts

Within the Company's insured CDS portfolio, the transaction documentation for approximately $9.3 billion in CDS gross par insured as of June 30, 2014 requires AGC and Assured Guaranty Re Overseas Ltd. ("AGRO") to post eligible collateral to secure its obligations to make payments under such contracts. Eligible collateral is generally cash or U.S. government or agency securities; eligible collateral other than cash is valued at a discount to the face amount. For approximately $9.0 billion of such contracts, AGC has negotiated caps such that the posting requirement cannot exceed a certain fixed amount, regardless of the mark-to-market valuation of the exposure or the financial strength ratings of AGC. For such contracts, AGC need not post on a cash basis more than $665 million, although the value of the collateral posted may exceed such fixed amount depending on the advance rate agreed with the counterparty for the particular type of collateral posted. For the remaining approximately $340 million of such contracts, AGC or AGRO could be required from time to time to post additional collateral without such cap based on movements in the mark-to-market valuation of the underlying exposure. As of June 30, 2014, the Company posted approximately $472 million to secure obligations under its CDS exposure, of which approximately $41 million related to such $340 million of notional. As of December 31, 2013, the Company posted approximately $677 million, of which approximately $62 million related to $347 million of notional where AGC or AGRO could be required to post additional collateral based on movements in the mark-to-market valuation of the underlying exposure.

On May 6, 2014, AGC’s affiliate AG Financial Products Inc. and one of its CDS counterparties amended the ISDA master agreement between them, at no cost, to remove a termination trigger based on a rating downgrade of the other party. With this termination, none of the Company's insured CDS portfolio is subject to a rating-based termination trigger that could result in the Company being obligated to make a termination payment to a CDS counterparty.

Sensitivity to Changes in Credit Spread

The following table summarizes the estimated change in fair values on the net balance of the Company’s credit derivative positions assuming immediate parallel shifts in credit spreads on AGC and AGM and on the risks that they both assume.

Effect of Changes in Credit Spread
As of June 30, 2014

Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
100% widening in spreads	$(3,702)	$(1,865)
50% widening in spreads	(2,769)	(932)
25% widening in spreads	(2,303)	(466)
10% widening in spreads	(2,023)	(186)
Base Scenario	(1,837)	—
10% narrowing in spreads	(1,657)	180
25% narrowing in spreads	(1,387)	450
50% narrowing in spreads	(927)	910
 ____________________

(1)	Includes the effects of spreads on both the underlying asset classes and the Company’s own credit spread.

9.	Consolidated Variable Interest Entities

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

AGC and AGM are not primarily liable for the debt obligations issued by the VIEs they insure and would only be required to make payments on these insured debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due and only for the amount of the shortfall. AGL’s and its Subsidiaries’ creditors do not have any rights with regard to the collateral supporting the debt issued by the FG VIEs. Proceeds from sales, maturities, prepayments and interest from such underlying collateral may only be used to pay Debt Service on VIE liabilities. Net fair value gains and losses on FG VIEs are expected to reverse to zero at maturity of the VIE debt, except for net premiums received and net claims paid by AGC or AGM under the financial guaranty insurance contract. The Company’s estimate of expected loss to be paid for FG VIEs is included in Note 5, Expected Loss to be Paid.

As part of the terms of its financial guaranty contracts, the Company obtains certain protective rights with respect to the VIE that are triggered by the occurrence of certain events, such as failure to be in compliance with a covenant due to poor deal performance or a deterioration in a servicer or collateral manager's financial condition. At deal inception, the Company typically is not deemed to control a VIE; however, once a trigger event occurs, the Company's control of the VIE typically increases. The Company continuously evaluates its power to direct the activities that most significantly impact the economic performance of VIEs that have debt obligations insured by the Company and, accordingly, where the Company is obligated to absorb VIE losses or receive benefits that could potentially be significant to the VIE. The Company obtains protective rights under its insurance contracts that give the Company additional controls over a VIE if there is either deterioration of deal performance or in the financial health of the deal servicer. The Company is deemed to be the control party for certain VIEs under GAAP, typically when its protective rights give it the power to both terminate and replace the deal servicer, which are characteristics specific to the Company's financial guaranty contracts. If the protective rights that could make the Company the control party have not been triggered, then the VIE is not consolidated. If the Company is deemed no longer to have those protective rights, the transaction is deconsolidated. As of June 30, 2014 and December 31, 2013, the Company had issued financial guaranty contracts for approximately 930 and 1,000 VIEs, respectively, that it did not consolidate.

Consolidated FG VIEs

Number of FG VIE's Consolidated

	Six Months
	2014	2013

Beginning of period, December 31	40	33
Consolidated (1)	1	11
Deconsolidated (1)	(8)	(2)
Matured	(2)	(1)
End of period, June 30	31	41
____________________

(1)
Net gain on deconsolidation was $120 million in Six Months 2014, and a net loss on consolidation and deconsolidation was $7 million in Six Months 2013, and recorded in “fair value gains (losses) on FG VIEs” in the consolidated statement of operations.

The total unpaid principal balance for the FG VIEs’ assets that were over 90 days or more past due was approximately $196 million at June 30, 2014 and $750 million at December 31, 2013. The aggregate unpaid principal of the FG VIEs’ assets was approximately $902 million greater than the aggregate fair value at June 30, 2014, excluding the effect of R&W settlements. The aggregate unpaid principal of the FG VIEs’ assets was approximately $1,940 million greater than the aggregate fair value at December 31, 2013, excluding the effect of R&W settlements. The change in the instrument-specific credit risk of the FG VIEs’ assets that was recorded in the consolidated statements of operations for Second Quarter 2014 and Six Months 2014 were gains of $30 million and $54 million, respectively. The change in the instrument-specific credit risk of the FG VIEs’ assets, held as of June 30, 2014 and June 30, 2013 respectively, that was recorded in the consolidated statements of operations for Second Quarter 2013 and Six Months 2013 were gains of $97 million and $168 million, respectively.

The unpaid principal for FG VIE liabilities with recourse was $1,779 million and $2,316 million as of June 30, 2014 and December 31, 2013, respectively. FG VIE liabilities with recourse will mature at various dates ranging from 2025 to 2038. The aggregate unpaid principal balance was approximately $683 million greater than the aggregate fair value of the FG VIEs’ liabilities as of June 30, 2014. The aggregate unpaid principal balance was approximately $1,611 million greater than the aggregate fair value of the FG VIEs' liabilities as of December 31, 2013.

The table below shows the carrying value of the consolidated FG VIEs’ assets and liabilities in the consolidated financial statements, segregated by the types of assets that collateralize their respective debt obligations.

Consolidated FG VIEs
By Type of Collateral

	As of June 30, 2014		As of December 31, 2013
	Assets	Liabilities	Assets	Liabilities
	(in millions)
With recourse:
U.S. RMBS first lien	$536	$628	$630	$791
U.S. RMBS second lien	252	378	460	640
Other	360	360	359	359
Total with recourse	1,148	1,366	1,449	1,790
Without recourse	136	124	1,116	1,081
Total	$1,284	$1,490	$2,565	$2,871

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

Effect of Consolidating FG VIEs on Net Income,
Cash Flows From Operating Activities and Shareholders’ Equity

	Second Quarter		Six Months
	2014	2013	2014	2013
	(in millions)
Net earned premiums	$(5)	$(15)	$(22)	$(33)
Net investment income	(3)	(4)	(6)	(7)
Net realized investment gains (losses)	(5)	1	(5)	2
Fair value gains (losses) on FG VIEs	25	143	182	213
Other income	0	—	(2)	—
Loss and LAE	8	22	7	15
Effect on net income before tax provision	20	147	154	190
Less: tax provision (benefit)	7	51	54	66
Effect on net income (loss)	$13	$96	$100	$124

Effect on cash flows from operating activities	$47	$(162)	$39	$(141)

	As of June 30, 2014	As of December 31, 2013
	(in millions)
Effect on shareholders’ equity (decrease) increase	$(82)	$(172)

Fair value gains (losses) on FG VIEs represent the net change in fair value on the consolidated FG VIEs’ assets and liabilities. During Second Quarter 2014, the Company recorded a pre-tax net fair value gain on consolidated FG VIEs of $25 million. The primary driver of this gain was price appreciation on the Company's FG VIE assets during the quarter resulting from improvements in the underlying collateral, as well as large principal paydowns made on the Company's FG VIEs. During

Six Months 2014, the Company recorded a pre-tax net fair value gain of consolidated FG VIEs of $182 million. The primary driver of this gain, $120 million, was a result of the deconsolidation of seven VIEs in first quarter 2014. There was an additional gain of $37 million resulting from the Company exercising its option to accelerate two second lien RMBS VIEs. These two VIEs were treated as maturities during the period.

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

Net Investment Income and Realized Gains (Losses)

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets. Accrued investment income was $95 million and $93 million as of June 30, 2014 and December 31, 2013, respectively.

Net Investment Income

	Second Quarter		Six Months
	2014	2013	2014	2013
	(in millions)
Income from fixed-maturity securities managed by third parties	$81	$80	$161	$159
Income from internally managed securities:
Fixed maturities	17	14	37	30
Other invested assets	0	1	5	2
Gross investment income	98	95	203	191
Investment expenses	(2)	(2)	(4)	(4)
Net investment income	$96	$93	$199	$187

Net Realized Investment Gains (Losses)

	Second Quarter		Six Months
	2014	2013	2014	2013
	(in millions)
Gross realized gains on available-for-sale securities	$3	$12	$7	$18
Gross realized gains on other assets in investment portfolio	2	3	7	36
Gross realized losses on available-for-sale securities	(1)	(5)	(3)	(9)
Gross realized losses on other assets in investment portfolio	0	(1)	0	(3)
Other-than-temporary impairment	(12)	(7)	(17)	(12)
Net realized investment gains (losses)	$(8)	$2	$(6)	$30

The following table presents the roll-forward of the credit losses of fixed-maturity securities for which the Company has recognized an other-than-temporary-impairment and where the portion of the fair value adjustment related to other factors was recognized in other comprehensive income ("OCI").

Roll Forward of Credit Losses
in the Investment Portfolio

	Second Quarter		Six Months
	2014	2013	2014	2013
	(in millions)
Balance, beginning of period	$85	$69	$80	$64
Additions for credit losses on securities for which an other-than-temporary-impairment was not previously recognized	9	—	10	1
Reductions for securities sold during the period	(12)	—	(12)	—
Additions for credit losses on securities for which an other-than-temporary-impairment was previously recognized	2	3	6	7
Balance, end of period	$84	$72	$84	$72

Investment Portfolio

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of June 30, 2014

Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI(2) Gain (Loss) on Securities with Other-Than-Temporary Impairment	Weighted Average Credit Quality (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	47%	$5,163	$342	$(5)	$5,500	$8	AA
U.S. government and agencies	7	823	33	(3)	853	—	AA+
Corporate securities	12	1,376	59	(22)	1,413	(17)	A+
Mortgage-backed securities(4):	0
RMBS	11	1,170	46	(45)	1,171	(28)	A
CMBS	6	691	21	0	712	—	AAA
Asset-backed securities	5	538	13	(3)	548	3	BBB+
Foreign government securities	3	317	17	(1)	333	—	AA+
Total fixed-maturity securities	91	10,078	531	(79)	10,530	(34)	AA-
Short-term investments	9	979	0	0	979	—	AAA
Total investment portfolio	100%	$11,057	$531	$(79)	$11,509	$(34)	AA-

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of December 31, 2013

Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Gain (Loss) on Securities with Other-Than-Temporary Impairment	Weighted Average Credit Quality (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	47%	$4,899	$219	$(39)	$5,079	$4	AA
U.S. government and agencies	7	674	32	(6)	700	—	AA+
Corporate securities	13	1,314	44	(18)	1,340	0	A
Mortgage-backed securities(4):
RMBS	11	1,160	34	(72)	1,122	(43)	A
CMBS	5	536	17	(4)	549	—	AAA
Asset-backed securities	6	605	10	(7)	608	2	BBB+
Foreign government securities	3	300	14	(1)	313	—	AA+
Total fixed-maturity securities	91	9,488	370	(147)	9,711	(37)	AA-
Short-term investments	9	904	0	0	904	—	AAA
Total investment portfolio	100%	$10,392	$370	$(147)	$10,615	$(37)	AA-
____________________

(1)	Based on amortized cost.

(2)	Accumulated OCI ("AOCI"). See also Note 17, Shareholders' Equity.

(3)
Ratings in the tables above represent the lower of the Moody’s and S&P classifications except for bonds purchased for loss mitigation or risk management strategies, which use internal ratings classifications. The Company’s portfolio consists primarily of high-quality, liquid instruments.

(4)	Government-agency obligations were approximately 44% of mortgage backed securities as of June 30, 2014 and 50% as of December 31, 2013 based on fair value.

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

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of June 30, 2014

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(dollars in millions)
Obligations of state and political subdivisions	$53	$(1)	$217	$(4)	$270	$(5)
U.S. government and agencies	7	0	172	(3)	179	(3)
Corporate securities	122	(17)	156	(5)	278	(22)
Mortgage-backed securities:
RMBS	89	(2)	317	(43)	406	(45)
CMBS	—	—	26	0	26	0
Asset-backed securities	9	0	48	(3)	57	(3)
Foreign government securities	44	0	10	(1)	54	(1)
Total	$324	$(20)	$946	$(59)	$1,270	$(79)
Number of securities		58		165		223
Number of securities with other-than-temporary impairment		2		11		13

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2013

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(dollars in millions)
Obligations of state and political subdivisions	$781	$(39)	$5	$0	$786	$(39)
U.S. government and agencies	173	(6)	—	—	173	(6)
Corporate securities	401	(18)	3	0	404	(18)
Mortgage-backed securities:
RMBS	414	(21)	186	(51)	600	(72)
CMBS	121	(4)	—	—	121	(4)
Asset-backed securities	196	(2)	42	(5)	238	(7)
Foreign government securities	54	(1)	1	0	55	(1)
Total	$2,140	$(91)	$237	$(56)	$2,377	$(147)
Number of securities		425		33		458
Number of securities with other-than-temporary impairment		13		11		24

Of the securities in an unrealized loss position for 12 months or more as of June 30, 2014, nine securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of June 30, 2014 was $34 million. The Company has determined that the unrealized losses recorded as of June 30, 2014 are yield related and not the result of other-than-temporary-impairment.

The amortized cost and estimated fair value of available-for-sale fixed maturity securities by contractual maturity as of June 30, 2014 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of June 30, 2014

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$169	$171
Due after one year through five years	2,206	2,292
Due after five years through 10 years	2,248	2,381
Due after 10 years	3,594	3,803
Mortgage-backed securities:
RMBS	1,170	1,171
CMBS	691	712
Total	$10,078	$10,530

Under agreements with its cedants and in accordance with statutory requirements, the Company maintains fixed maturity securities and cash in trust accounts for the benefit of reinsured companies, which amounted to $421 million and $377 million as of June 30, 2014 and December 31, 2013, respectively, based on fair value. In addition, to fulfill state licensing requirements the Company has placed on deposit eligible securities of $19 million as of both June 30, 2014 and December 31, 2013, based on fair value.

The fair value of the Company’s pledged securities under credit derivative contracts totaled $472 million and $677 million as of June 30, 2014 and December 31, 2013, respectively.

No material investments of the Company were non-income producing for Six Months 2014 and 2013, respectively.

Internally Managed Portfolio

The investment portfolio tables shown above include both assets managed externally and internally. In the table below, more detailed information is provided for the component of the total investment portfolio that is internally managed (excluding short-term investments). The internally managed portfolio, as defined below, represents approximately 8% and 9% of the investment portfolio, on a fair value basis as of June 30, 2014 and December 31, 2013, respectively. The internally managed portfolio consists primarily of the Company's investments in securities for (i) loss mitigation purposes, (ii) other risk management purposes and (iii) where the Company believes a particular security presents an attractive investment opportunity (the "trading portfolio").

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

Internally Managed Portfolio
Carrying Value

	As of June 30,	As of December 31,
	2014	2013
	(in millions)
Assets purchased for loss mitigation purposes:
Fixed maturity securities:
Obligations of state and political subdivisions	$30	$28
RMBS	275	284
Asset-backed securities	133	127
Other invested assets	24	47
Other risk management assets:
Fixed maturity securities	369	322
Other	83	35
Trading portfolio (other invested assets)	19	88
Total	$933	$931

11.	Insurance Company Regulatory Requirements

Contingency Reserves

On July 15, 2013, AGM and its wholly-owned subsidiary, AGE (together, the "AGM Group"), were notified that the New York State Department of Financial Services ("NYSDFS") does not object to the AGM Group reassuming contingency reserves that they had ceded to AG Re and electing to cease ceding future contingency reserves to AG Re under the following circumstances:

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

At the same time, AGC was notified that the Maryland Insurance Administration (“MIA”) does not object to AGC reassuming contingency reserves that it had ceded to AG Re and electing to cease ceding future contingency reserves to AG Re under the following circumstances:

•	AGC may reassume 33% of a contingency reserve base of approximately $267 million (the “MD Contingency Reserve Base”) in 2013, after the Closing Date.

•	AGC may reassume 50% of the MD Contingency Reserve Base in 2014, no earlier than the one year anniversary of the Closing Date, with the prior approval of the MIA and the NYDFS.

•	AGC may reassume the remaining 17% of the MD Contingency Reserve Base in 2015, no earlier than the two year anniversary of the Closing Date, with the prior approval of the MIA and the NYSDFS.

The reassumption of the contingency reserves has the effect of increasing contingency reserves by the amount reassumed and decreasing policyholders' surplus by the same amount; there would be no impact on the statutory or rating agency capital as a result of the reassumption. The reassumption of contingency reserves would permit the release of amounts from the AG Re trust accounts securing AG Re's reinsurance of the AGM Group and AGC.

In the third quarter of 2013, AGM and AGC reassumed 33% of their respective contingency reserve bases, which permitted the release of approximately $130 million of assets from the AG Re trust accounts securing AG Re's reinsurance of AGM and AGC, after adjusting for increases in the amounts required to be held in such accounts due to changes in asset values.

In August 2014, AGM and AGC received approval to reassume approximately $244 million, which constitutes 50% of their respective contingency reserve bases. AGM and AGC expect to complete such reassumptions by the end of the third quarter of 2014, which will permit the release of additional assets from the AG Re trust accounts securing AG Re's reinsurance of AGM and AGC.

Dividend Restrictions and Capital Requirements

Under New York insurance law, AGM may only pay dividends out of "earned surplus", which is the portion of a company's surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to shareholders as dividends or transferred to stated capital or capital surplus, or applied to other purposes permitted by law, but does not include unrealized appreciation of assets. AGM may pay dividends without the prior approval of the NYSDFS that, together with all dividends declared or distributed by it during the preceding 12 months, does not exceed the lesser of 10% of its policyholders' surplus (as of the last annual or quarterly statement filed with the New York Superintendent of Financial Services ("New York Superintendent")) or 100% of its adjusted net investment income during that period. The aggregate amount available for AGM to distribute as dividends in the next twelve months without regulatory approval is estimated to be approximately $174 million.

Under Maryland insurance law, AGC may, with prior notice to the Maryland Insurance Commissioner, pay an ordinary dividend that, together with all dividends paid in the prior 12 months, does not exceed 10% of its policyholders' surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. The aggregate amount available for AGC to distribute as ordinary dividends in 2014, including amounts already paid per the table below, is approximately $69 million.

MAC is subject to the same dividend limitations described above for AGM. The Company does not currently anticipate that MAC will distribute any dividends.

As of June 30, 2014, AG Re had unencumbered assets of $217 million. AG Re maintains unencumbered assets for general corporate purposes, including the payment of dividends and for placing assets in trust for the benefit of cedants to reflect declines in the market value of previously posted assets or additional ceded reserves. Accordingly, the amount of unencumbered assets will fluctuate during a given quarter based upon factors including the market value of previously posted assets and additional ceded reserves, if any. AG Re is an insurance company registered and licensed under the Insurance Act 1978 of Bermuda, amendments thereto and related regulations. Based on regulatory capital requirements, AG Re currently has $784 million in excess capital and surplus. As a Class 3B insurer, AG Re is restricted from paying dividends or distributing capital by the following regulatory requirements:

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

Dividends and Surplus Notes
By Insurance Company Subsidiaries

	Second Quarter		Six Months
	2014	2013	2014	2013
	(in millions)
Dividends paid by AGC to AGUS	$15	$17	$15	$17
Dividends paid by AGM to AGMH	45	38	45	38
Dividends paid by AG Re to AGL	20	60	82	100
Repayment of surplus note by AGM to AGMH	—	—	25	25

12.	Income Taxes

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

In November 2013, AGL became tax resident in the U.K. although it will remain a Bermuda-based company and its administrative and head office functions will continue to be carried on in Bermuda. As a company that is not incorporated in the U.K., AGL currently intends to manage the affairs of AGL in such a way as to establish and maintain its status as a company that is tax resident in the U.K. As a U.K. tax resident company, AGL is required to file a corporation tax return with Her Majesty’s Revenue & Customs (“HMRC”).  AGL is subject to U.K. corporation tax in respect of its worldwide profits (both income and capital gains), subject to any applicable exemptions. The main rate of corporation tax is 21% currently; such rate fell to 21% as of April 1, 2014 and will fall to 20% as of April 1, 2015.  AGL has also registered in the U.K. to report its Value Added Tax (“VAT”) liability.  The current rate of VAT is 20%. Assured Guaranty does not expect that becoming U.K. tax resident will result in any material change in the group’s overall tax charge.  Assured Guaranty expects that the dividends AGL receives from its direct subsidiaries will be exempt from U.K. corporation tax due to the exemption in section 931D of the U.K. Corporation Tax Act 2009.  In addition, any dividends paid by AGL to its shareholders should not be subject to any withholding tax in the U.K.  The U.K. government implemented a new tax regime for “controlled foreign companies” (“CFC regime”) effective January 1, 2013.  Assured Guaranty does not expect any profits of non-U.K. resident members of the group to be taxed under the CFC regime and has obtained a clearance from HMRC confirming this on the basis of current facts.

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

Effective Tax Rate Reconciliation

	Second Quarter		Six Months
	2014	2013	2014	2013
	(in millions)
Expected tax provision (benefit) at statutory rates in taxable jurisdictions	$72	$124	$110	$76
Tax-exempt interest	(14)	(15)	(28)	(29)
Change in liability for uncertain tax positions	—	1	1	(7)
Other	1	0	3	2
Total provision (benefit) for income taxes	$59	$110	$86	$42
Effective tax rate	27.2%	33.5%	30.0%	36.4%

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

The following table presents pretax income and revenue by jurisdiction.

Pretax Income (Loss) by Tax Jurisdiction

	Second Quarter		Six Months
	2014	2013	2014	2013
	(in millions)
United States	$209	$353	$322	$219
Bermuda	18	(24)	(19)	(102)
U.K.	(9)	0	(16)	0
Total	$218	$329	$287	$117

Revenue by Tax Jurisdiction

	Second Quarter		Six Months
	2014	2013	2014	2013
	(in millions)
United States	$293	$425	$488	$298
Bermuda	61	40	62	(9)
U.K.	(1)	0	(2)	0
Total	$353	$465	$548	$289

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
Uncertain Tax Positions

The Company's policy is to recognize interest and penalties related to uncertain tax positions in income tax expense and has accrued $1 million for Six Months 2014 and $1 million for 2013. For Six Months 2013, an amount of $9 million was released following the closing of an IRS audit. As of June 30, 2014 and December 31, 2013, the Company had accrued $4 million and $3 million of interest, respectively.

The total amount of unrecognized tax benefits as of June 30, 2014 and December 31, 2013, that would affect the effective tax rate, if recognized, was $21 million and $20 million, respectively.

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

The downgrade of the financial strength ratings of AG Re or of AGC gives certain reinsurance counterparties the right to recapture ceded business, which would lead to a reduction in the Company's unearned premium reserve and related earnings on such reserve. With respect to a significant portion of the Company's in-force financial guaranty assumed business, based on AG Re's and AGC's current ratings and subject to the terms of each reinsurance agreement, the third party ceding company may have the right to recapture assumed business ceded to AG Re and/or AGC, and in connection therewith, to receive payment from the assuming reinsurer of an amount equal to the reinsurer’s statutory unearned premium (net of ceding commissions) and statutory loss reserves (if any) associated with that business, plus, in certain cases, an additional ceding commission. As of June 30, 2014, if each third party company ceding business to AG Re and/or AGC had a right to recapture such business, and chose to exercise such right, the aggregate amounts that AG Re and AGC could be required to pay to all such companies would be approximately $286 million and $54 million, respectively.

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

In Six Months 2014, the Company entered into commutation agreements to reassume previously ceded business consisting of approximately $856 million par of almost exclusively U.S. public finance and European (predominantly UK) utility and infrastructure exposures outstanding as of February 28, 2014. For such reassumptions, the Company received the statutory unearned premium outstanding as of the commutation dates plus, in one case, a commutation premium. There were no commutations in Six Months 2013.

The following table presents the components of premiums and losses reported in the consolidated statement of operations and the contribution of the Company's Assumed and Ceded Businesses.

Effect of Reinsurance on Statement of Operations

	Second Quarter		Six Months
	2014	2013	2014	2013
	(in millions)
Premiums Written:
Direct	$17	$1	$48	$20
Assumed(1)	0	21	(1)	19
Ceded(2)	2	1	(22)	(1)
Net	$19	$23	$25	$38
Premiums Earned:
Direct	$147	$187	$287	$454
Assumed	9	1	20	14
Ceded	(20)	(25)	(39)	(57)
Net	$136	$163	$268	$411
Loss and LAE:
Direct	$70	$20	$104	$(7)
Assumed	9	49	15	35
Ceded	(22)	(7)	(21)	(14)
Net	$57	$62	$98	$14
____________________

(1)	Negative assumed premiums written were due to changes in expected Debt Service schedules.

(2)    Positive ceded premiums written were due to changes in expected Debt Service schedules.

Reinsurer Exposure

In addition to assumed and ceded reinsurance arrangements, the Company may also have exposure to some financial guaranty reinsurers (i.e., monolines) in other areas. Second-to-pay insured par outstanding represents transactions the Company has insured that were previously insured by other monolines. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary insurer. Another area of exposure is in the investment portfolio where the Company holds fixed-maturity securities that are wrapped by monolines and whose value may decline based on the rating of the monoline. At June 30, 2014, based on fair value, the Company had fixed-maturity securities in its investment portfolio consisting of $418 million insured by National Public Finance Guarantee Corporation, $439 million insured by Ambac Assurance Corporation ("Ambac") and $29 million insured by other guarantors.

Exposure by Reinsurer

	Ratings at		Par Outstanding
	August 5, 2014		As of June 30, 2014
Reinsurer	Moody’s Reinsurer Rating	S&P Reinsurer Rating	Ceded Par Outstanding(1)	Second-to- Pay Insured Par Outstanding	Assumed Par Outstanding
	(dollars in millions)
American Overseas Reinsurance Company Limited (f/k/a Ram Re)	WR (2)	WR	$7,854	$—	$30
Tokio Marine & Nichido Fire Insurance Co., Ltd.	Aa3 (3)	AA- (3)	6,031	—	—
Radian Asset Assurance Inc.	Ba1	B+	4,600	22	940
Syncora Guarantee Inc.	WR	WR	4,198	1,784	161
Mitsui Sumitomo Insurance Co. Ltd.	A1	A+ (3)	2,101	—	—
ACA Financial Guaranty Corp.	NR (5)	WR	801	3	—
Federal Insurance Company	Aa2	AA	382	—	—
Swiss Reinsurance Co.	Aa3	AA-	344	—	—
Security Life of Denver Insurance Company	A3	A-	239	—	—
Ambac (4)	WR	WR	82	5,665	17,336
CIFG Assurance North America Inc.	WR	WR	—	114	4,758
MBIA Inc.	(4)	(4)	—	9,968	7,008
Financial Guaranty Insurance Co.	WR	WR	—	2,227	1,180
Other	Various	Various	247	2,164	46
Total			$26,879	$21,947	$31,459
____________________

(1)	Includes $2,827 million in ceded par outstanding related to insured credit derivatives.

(2)    Represents “Withdrawn Rating.”

(3)    The Company has structural collateral agreements satisfying the triple-A credit requirement of S&P and/or Moody’s.

(4)	MBIA Inc. includes various subsidiaries which are rated AA- and B by S&P and A3, Ba2 and B2 by Moody’s. Ambac includes policies in their general and segregated account.

(5)	Represents “Not Rated.”

Amounts Due (To) From Reinsurers
As of June 30, 2014

	Assumed Premium, net of Commissions	Ceded Premium, net of Commissions	Assumed Expected Loss and LAE	Ceded Expected Loss and LAE
	(in millions)
American Overseas Reinsurance Company Limited	$—	$(9)	$—	$10
Tokio Marine & Nichido Fire Insurance Co., Ltd.	—	(18)	—	31
Radian Asset Assurance Inc.	—	(17)	—	17
Syncora Guarantee Inc.	—	(39)	—	2
Mitsui Sumitomo Insurance Co. Ltd.	—	(3)	—	9
Federal Insurance Company		(17)	—	—
Swiss Reinsurance Co.	—	(3)	—	3
Security Life of Denver Insurance Company	—	(9)	—	—
Ambac	64	—	(89)	—
CIFG Assurance North America Inc.	—	—	(6)	—
MBIA Inc.	13	—	(10)	—
Financial Guaranty Insurance Co.	6	—	(109)	—
Other	0	(24)	—	—
Total	$83	$(139)	$(214)	$72

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

Beginning in July 2008, AGM and various other financial guarantors were named in complaints filed in the Superior Court for the State of California, City and County of San Francisco by a number of plaintiffs. Subsequently, plaintiffs' counsel filed amended complaints against AGM and AGC and added additional plaintiffs. These complaints alleged that the financial guaranty insurer defendants (i) participated in a conspiracy in violation of California's antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and created market demand for municipal bond insurance, (ii) participated in risky financial transactions in other lines of business that damaged each insurer's financial condition (thereby undermining the value of each of their guaranties), and (iii) failed to adequately disclose the impact of those transactions on their financial condition. In addition to their antitrust claims, various plaintiffs asserted claims for breach of the covenant of good faith and fair dealing, fraud, unjust enrichment, negligence, and negligent misrepresentation. At hearings held in July and October 2011 relating to AGM, AGC and the other defendants' demurrer, the court overruled the demurrer on the following claims: breach of contract, violation of California's antitrust statute and of its unfair business practices law, and fraud. The remaining claims were dismissed. On December 2, 2011, AGM, AGC and the other bond insurer defendants filed an anti-SLAPP ("Strategic Lawsuit Against Public Participation") motion to strike the complaints under California's Code of Civil Procedure. On July 9, 2013, the court entered its order denying in part and granting in part the bond insurers' motion to strike. As a result of the order, the causes of action that remain against AGM and AGC are: claims of breach of contract and fraud, brought by the City of San Jose, the City of Stockton, East Bay Municipal Utility District and Sacramento Suburban Water District, relating to the failure to disclose the impact of risky financial transactions on their financial condition; and a claim of breach of the unfair business practices law brought by The Jewish Community Center of San Francisco. On
September 9, 2013, plaintiffs filed an appeal of the anti-SLAPP ruling on the California antitrust statute. On September 30, 2013, AGC, AGM and the other bond insurer defendants filed a notice of cross-appeal. On July 7, 2014, the bond insurer defendants, as cross-appellants, filed their opening brief in the Court of Appeal of the State of California First Appellate District, Division 2. The complaints generally seek unspecified monetary damages, interest, attorneys' fees, costs and other expenses. The Company cannot reasonably estimate the possible loss or range of loss, if any, that may arise from these lawsuits.

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

The MDL 1950 court denied AGM and AGUS’s motions to dismiss these 11 complaints in April 2010. Amended complaints were filed in May 2010. On October 29, 2010, AGM and AGUS were voluntarily dismissed with prejudice from the Sacramento Municipal Utility District case only. The complaints in these lawsuits generally seek or sought unspecified monetary damages, interest, attorneys’ fees, costs and other expenses. The Company cannot reasonably estimate the possible loss, if any, or range of loss that may arise from the remaining lawsuits.

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

15.	Long-Term Debt and Credit Facilities

The principal and carrying values of the Company’s long-term debt are presented in the table below.

Principal and Carrying Amounts of Debt

	As of June 30, 2014		As of December 31, 2013
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS:
7.0% Senior Notes	$200	$198	$200	$198
5.0% Senior Notes	500	499	—	—
Series A Enhanced Junior Subordinated Debentures	150	150	150	150
Total AGUS	850	847	350	348
AGMH:
67/8% QUIBS	100	68	100	68
6.25% Notes	230	139	230	138
5.60% Notes	100	55	100	55
Junior Subordinated Debentures	300	171	300	169
Total AGMH	730	433	730	430
AGM:
AGM Notes Payable	27	31	34	38
Total	$1,607	$1,311	$1,114	$816

5.0% Senior Notes

On June 20, 2014, AGUS issued $500 million of 5.0% Senior Notes due 2024 ("5.0% Senior Notes") for net proceeds of $496 million. The notes are guaranteed by AGL. The net proceeds from the sale of the notes will be used for general corporate purposes, including the purchase of AGL common shares. Assured Guaranty has invested such net proceeds in short term and other marketable securities.

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $1.3 billion as of June 30, 2014. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. It is difficult to determine the probability that AGM will have to pay strip provider claims or the likely aggregate amount of such claims. At June 30, 2014, approximately $1.4 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

On July 1, 2009, AGM and Dexia Crédit Local S.A., acting through its New York Branch (“Dexia Crédit Local (NY)”), entered into a credit facility (the “Strip Coverage Facility”). Under the Strip Coverage Facility, Dexia Crédit Local (NY) agreed to make loans to AGM to finance all draws made by lessors on AGM strip policies that were outstanding as of November 13, 2008, up to the commitment amount. The commitment amount of the Strip Coverage Facility was $1 billion at closing of the Company's acquisition of AGMH. AGM has reduced the maximum commitment amount from time to time, after taking into account its experience with its exposure to leveraged lease transactions. Most recently, as of June 30, 2014, AGM reduced the maximum commitment amount to $495 million and agreed with Dexia Crédit Local (NY) that the commitment amount would no longer amortize on a scheduled monthly basis.

Fundings under this facility are subject to certain conditions precedent, and their repayment is collateralized by a security interest that AGM granted to Dexia Crédit Local (NY) in amounts that AGM recovers—from the tax-exempt entity, or from asset sale proceeds—following its payment of strip policy claims. On June 30, 2014, AGM and Dexia Crédit Local (NY) agreed to shorten the duration of the facility. Accordingly, the Strip Coverage Facility will terminate upon the earliest to occur of an AGM change of control, the reduction of the commitment amount to $0 in accordance with the terms of the facility, and June 30, 2024 (rather than January 31, 2042).

The Strip Coverage Facility’s financial covenants require that AGM and its subsidiaries maintain:

•a maximum debt-to-capital ratio of 30%; and

•
a minimum net worth of 75% of consolidated net worth as of July 1, 2009, plus, beginning June 30, 2015 and on each anniversary of such date, an amount equal to the product of (i) 25% of the aggregate consolidated net income (or loss) for the period beginning July 2, 2009 and ending on June 30, 2014 and (ii) a fraction, the numerator of which is the commitment amount as of the relevant calculation date and the denominator of which is $1 billion.

The Company was in compliance with all financial covenants as of June 30, 2014.

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

As of June 30, 2014, no amounts were outstanding under this facility, nor have there been any borrowings during the life of this facility.

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

In June 2003, $200 million of “AGM CPS”, money market preferred trust securities, were issued by trusts created for the primary purpose of issuing the AGM CPS, investing the proceeds in high-quality commercial paper and selling put options to AGM, allowing AGM to issue the trusts non-cumulative redeemable perpetual preferred stock (the “AGM Preferred Stock”) of AGM in exchange for cash. There are four trusts, each with an initial aggregate face amount of $50 million. These trusts hold auctions every 28 days, at which time investors submit bid orders to purchase AGM CPS. If AGM were to exercise a put option, the applicable trust would transfer the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, to AGM in exchange for AGM Preferred Stock. AGM pays a floating put premium to the trusts, which represents the difference between the commercial paper yield and the winning auction rate (plus all fees and expenses of the trust). If an auction does not attract sufficient clearing bids, however, the auction rate is subject to a maximum rate of one-month LIBOR plus 200 basis points for the next succeeding distribution period. Beginning in August 2007, the AGM CPS Securities required the maximum rate for each of the relevant trusts. AGM continues to have the ability to exercise its put option and cause the related trusts to purchase AGM Preferred Stock. The trusts provide AGM access to new capital at its sole discretion through the exercise of the put options. As of June 30, 2014 the put option had not been exercised. The Company does not consider itself to be the primary beneficiary of the trusts. See Note 7, Fair Value Measurement, –Other Assets–Committed Capital Securities, for a fair value measurement discussion.

16.	Earnings Per Share

Computation of Earnings Per Share

	Second Quarter		Six Months
	2014	2013	2014	2013
	(in millions, except per share amounts)
Basic earnings per share ("EPS"):
Net income (loss) attributable to AGL	$159	$219	$201	$75
Less: Distributed and undistributed income (loss) available to nonvested shareholders	0	0	0	0
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$159	$219	$201	$75
Basic shares	178.4	187.8	180.3	190.8
Basic EPS	$0.89	$1.17	$1.12	$0.39

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$159	$219	$201	$75
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	0	0	0	0
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$159	$219	$201	$75

Basic shares	178.4	187.8	180.3	190.8
Effect of dilutive securities:
Options and restricted stock awards	1.1	1.0	1.0	0.9
Diluted shares	179.5	188.8	181.3	191.7
Diluted EPS	$0.89	$1.16	$1.11	$0.39
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	1.5	2.0	1.5	3.6

17.	Shareholders' Equity

Other Comprehensive Income

The following tables present the changes in each component of accumulated other comprehensive income and the effect of significant reclassifications out of AOCI on the respective line items in net income.

Changes in Accumulated Other Comprehensive Income by Component
Second Quarter 2014

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, March 31, 2014	$271	$(13)	$(2)	$8	$264
Other comprehensive income (loss) before reclassified	75	(17)	3	—	61
Amounts reclassified from AOCI to:
Other net realized investment gains (losses)	(2)	12	—	—	10
Interest expense	—	—	—	0	0
Total before tax	(2)	12	—	0	10
Tax (provision) benefit	1	(4)	—	0	(3)
Total amount reclassified from AOCI, net of tax	(1)	8	—	0	7
Net current period other comprehensive income	74	(9)	3	0	68
Balance, June 30, 2014	$345	$(22)	$1	$8	$332

Changes in Accumulated Other Comprehensive Income by Component
Second Quarter 2013

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, March 31, 2013	$466	$(17)	$(11)	$9	$447
Other comprehensive income (loss) before reclassified	(219)	(16)	(1)	—	(236)
Amounts reclassified from AOCI to:
Other net realized investment gains (losses)	(13)	11	—	—	(2)
Interest expense	—	—	—	(1)	(1)
Total before tax	(13)	11	—	(1)	(3)
Tax (provision) benefit	3	(3)	—	1	1
Total amount reclassified from AOCI, net of tax	(10)	8	—	0	(2)
Net current period other comprehensive income	(229)	(8)	(1)	0	(238)
Balance, June 30, 2013	$237	$(25)	$(12)	$9	$209

Changes in Accumulated Other Comprehensive Income by Component
Six Months 2014

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2013	$178	$(24)	$(3)	$9	$160
Other comprehensive income (loss) before reclassified	169	(9)	4	—	164
Amounts reclassified from AOCI to:
Other net realized investment gains (losses)	(4)	17	—	—	13
Interest expense	—	—	—	0	0
Total before tax	(4)	17	—	0	13
Tax (provision) benefit	2	(6)	—	(1)	(5)
Total amount reclassified from AOCI, net of tax	(2)	11	—	(1)	8
Net current period other comprehensive income	167	2	4	(1)	172
Balance, June 30, 2014	$345	$(22)	$1	$8	$332

Changes in Accumulated Other Comprehensive Income by Component
Six Months 2013

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2012	$517	$(5)	$(6)	$9	$515
Other comprehensive income (loss) before reclassified	(269)	(32)	(6)	—	(307)
Amounts reclassified from AOCI to:
Other net realized investment gains (losses)	(14)	17	—	—	3
Interest expense	—	—	—	(1)	(1)
Total before tax	(14)	17	—	(1)	2
Tax (provision) benefit	3	(5)	—	1	(1)
Total amount reclassified from AOCI, net of tax	(11)	12	—	0	1
Net current period other comprehensive income	(280)	(20)	(6)	0	(306)
Balance, June 30, 2013	$237	$(25)	$(12)	$9	$209

Share Repurchase

The following table presents share repurchases by quarter since January 2013.

Share Repurchases

Period	Number of Shares Repurchased	Total Payments(in millions)	Average Price Paid Per Share
2013 (January 1 - March 31)	1,914,566	$39	$20.46
2013 (April 1 - June 30)	9,574,963	205	21.42
2013 (July 1 - September 30)	732,092	14	19.47
2013 (October 1 - December 31)	291,138	6	19.74
Total 2013	12,512,759	264	21.12
2014 (January 1 - March 31)	1,350,443	35	25.92
2014 (April 1 - June 30)	7,051,842	177	25.14
2014 (July 1 through filing date)	5,693,000	133	23.36
Total 2014	14,095,285	345	$24.49
	26,608,044	$609	$22.91

As of the filing date of this report, approximately $55 million was remaining under the November 2013 $400 million share repurchase authorization.

On August 6, 2014, the Company's Board of Directors approved an incremental $400 million share repurchase authorization. The Company expects the repurchases to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including free funds available at the parent company, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. It does not have an expiration date.

Related Party

On March 19, 2014, funds associated with WL Ross & Co. LLC and its affiliates (collectively, the “WLR Funds”) and AGL director Wilbur L. Ross, Jr. sold an aggregate of 4.0 million shares. On June 30, 2014, the WLR Funds and Mr. Ross sold an aggregate of 10.9 million shares. Immediately following such sale, the WLR Funds did not own any AGL common shares and Mr. Ross owned less than 0.1% of AGL's total common shares outstanding.

18.	Subsidiary Information

The following tables present the condensed consolidating financial information for AGUS and AGMH, wholly-owned subsidiaries of AGL, which have issued publicly traded debt securities (see Note 15, Long Term Debt and Credit Facilities) as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013. The information for AGUS and AGMH presents its subsidiaries on the equity method of accounting.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2014
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$46	$550	$35	$11,410	$(300)	$11,741
Investment in subsidiaries	5,172	4,476	3,858	319	(13,825)	—
Premiums receivable, net of commissions payable	—	—	—	981	(132)	849
Ceded unearned premium reserve	—	—	—	1,544	(1,104)	440
Deferred acquisition costs	—	—	—	193	(71)	122
Reinsurance recoverable on unpaid losses	—	—	—	232	(173)	59
Credit derivative assets	—	—	—	497	(417)	80
Deferred tax asset, net	—	109	—	550	(88)	571
Intercompany receivable	—	—	—	90	(90)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	1,284	—	1,284
Other	29	15	39	670	(209)	544
TOTAL ASSETS	$5,247	$5,150	$3,932	$17,770	$(16,409)	$15,690
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$5,474	$(1,083)	$4,391
Loss and LAE reserve	—	—	—	954	(179)	775
Long-term debt	—	847	433	31	—	1,311
Intercompany payable	—	90	—	300	(390)	—
Credit derivative liabilities	—	—	—	2,334	(417)	1,917
Deferred tax liabilities, net	—	—	94	—	(94)	—
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	1,490	—	1,490
Other	5	10	16	865	(332)	564
TOTAL LIABILITIES	5	947	543	11,448	(2,495)	10,448
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO ASSURED GUARANTY LTD.	5,242	4,203	3,389	6,003	(13,595)	5,242
Noncontrolling interest	—	—	—	319	(319)	—
TOTAL SHAREHOLDERS' EQUITY	5,242	4,203	3,389	6,322	(13,914)	5,242
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,247	$5,150	$3,932	$17,770	$(16,409)	$15,690

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2013
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$33	$186	$42	$11,008	$(300)	$10,969
Investment in subsidiaries	5,066	4,191	3,574	289	(13,120)	—
Premiums receivable, net of commissions payable	—	—	—	1,025	(149)	876
Ceded unearned premium reserve	—	—	—	1,598	(1,146)	452
Deferred acquisition costs	—	—	—	198	(74)	124
Reinsurance recoverable on unpaid losses	—	—	—	170	(134)	36
Credit derivative assets	—	—	—	482	(388)	94
Deferred tax asset, net	—	97	—	681	(90)	688
Intercompany receivable	—	—	—	90	(90)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	2,565	—	2,565
Other	23	17	31	638	(226)	483
TOTAL ASSETS	$5,122	$4,491	$3,647	$18,744	$(15,717)	$16,287
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$5,720	$(1,125)	$4,595
Loss and LAE reserve	—	—	—	733	(141)	592
Long-term debt	—	348	430	38	—	816
Intercompany payable	—	90	—	300	(390)	—
Credit derivative liabilities	—	—	—	2,175	(388)	1,787
Deferred tax liabilities, net	—	—	95	—	(95)	—
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	2,871	—	2,871
Other	7	7	16	853	(372)	511
TOTAL LIABILITIES	7	445	541	12,690	(2,511)	11,172
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO ASSURED GUARANTY LTD.	5,115	4,046	3,106	5,765	(12,917)	5,115
Noncontrolling interest	—	—	—	289	(289)	—
TOTAL SHAREHOLDERS’ EQUITY	5,115	4,046	3,106	6,054	(13,206)	5,115
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,122	$4,491	$3,647	$18,744	$(15,717)	$16,287

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2014
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$135	$1	$136
Net investment income	0	0	0	98	(2)	96
Net realized investment gains (losses)	0	0	0	(8)	—	(8)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	15	0	15
Net unrealized gains (losses)	—	—	—	88	—	88
Net change in fair value of credit derivatives	—	—	—	103	0	103
Other	—	—	—	27	(1)	26
TOTAL REVENUES	—	—	—	355	(2)	353
EXPENSES
Loss and LAE	—	—	—	53	4	57
Amortization of deferred acquisition costs	—	—	—	5	(2)	3
Interest expense	—	7	14	3	(4)	20
Other operating expenses	8	1	0	46	—	55
TOTAL EXPENSES	8	8	14	107	(2)	135
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(8)	(8)	(14)	248	—	218
Total (provision) benefit for income taxes	—	3	4	(67)	1	(59)
Equity in net earnings of subsidiaries	167	152	120	8	(447)	—
NET INCOME (LOSS)	$159	$147	$110	$189	$(446)	$159
Less: noncontrolling interest	—	—	—	16	(16)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$159	$147	$110	$173	$(430)	$159

COMPREHENSIVE INCOME (LOSS)	$227	$191	$137	$302	$(630)	$227

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2013
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$161	$2	$163
Net investment income	—	—	—	98	(5)	93
Net realized investment gains (losses)	—	—	1	(3)	4	2
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	(86)	—	(86)
Net unrealized gains (losses)	—	—	—	160	—	160
Net change in fair value of credit derivatives	—	—	—	74	—	74
Other	—	—	—	132	1	133
TOTAL REVENUES	—	—	1	462	2	465
EXPENSES
Loss and LAE	—	—	—	61	1	62
Amortization of deferred acquisition costs	—	—	—	(11)	12	1
Interest expense	—	8	14	5	(6)	21
Other operating expenses	7	0	0	44	1	52
TOTAL EXPENSES	7	8	14	99	8	136
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(7)	(8)	(13)	363	(6)	329
Total (provision) benefit for income taxes	—	2	4	(119)	3	(110)
Equity in net earnings of subsidiaries	226	252	220	—	(698)	—
NET INCOME (LOSS)	$219	$246	$211	$244	$(701)	$219

COMPREHENSIVE INCOME (LOSS)	$(19)	$92	$122	$(142)	$(72)	$(19)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$266	$2	$268
Net investment income	0	0	0	203	(4)	199
Net realized investment gains (losses)	0	0	0	(4)	(2)	(6)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	34	—	34
Net unrealized gains (losses)	—	—	—	(142)	—	(142)
Net change in fair value of credit derivatives	—	—	—	(108)	—	(108)
Other	—	—	—	196	(1)	195
TOTAL REVENUES	—	—	—	553	(5)	548
EXPENSES
Loss and LAE	—	—	—	92	6	98
Amortization of deferred acquisition costs	—	—	—	11	(3)	8
Interest expense	—	14	27	8	(9)	40
Other operating expenses	16	1	0	99	(1)	115
TOTAL EXPENSES	16	15	27	210	(7)	261
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(16)	(15)	(27)	343	2	287
Total (provision) benefit for income taxes	—	5	9	(100)	—	(86)
Equity in net earnings of subsidiaries	217	239	289	16	(761)	—
NET INCOME (LOSS)	$201	$229	$271	$259	$(759)	$201
Less: noncontrolling interest	—	—	—	16	(16)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$201	$229	$271	$243	$(743)	$201

COMPREHENSIVE INCOME (LOSS)	$373	$356	$349	$560	$(1,265)	$373

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$407	$4	$411
Net investment income	0	0	0	197	(10)	187
Net realized investment gains (losses)	0	—	1	25	4	30
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	(68)	—	(68)
Net unrealized gains (losses)	—	—	—	(450)	—	(450)
Net change in fair value of credit derivatives	—	—	—	(518)	—	(518)
Other	—	—	—	179	—	179
TOTAL REVENUES	0	0	1	290	(2)	289
EXPENSES
Loss and LAE	—	—	—	17	(3)	14
Amortization of deferred acquisition costs	—	—	—	(3)	7	4
Interest expense	—	15	27	11	(11)	42
Other operating expenses	12	0	0	102	(2)	112
TOTAL EXPENSES	12	15	27	127	(9)	172
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(12)	(15)	(26)	163	7	117
Total (provision) benefit for income taxes	—	5	9	(54)	(2)	(42)
Equity in net earnings of subsidiaries	87	170	382	—	(639)	—
NET INCOME (LOSS)	$75	$160	$365	$109	$(634)	$75

COMPREHENSIVE INCOME (LOSS)	$(231)	$(45)	$239	$(395)	$201	$(231)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$264	$68	$32	$275	$(417)	$222
Cash flows from investing activities
Fixed-maturity securities:
Purchases	—	(356)	(6)	(995)	—	(1,357)
Sales	—	126	7	311	—	444
Maturities	—	3	1	393	—	397
Sales (purchases) of short-term investments, net	(13)	(199)	6	155	—	(51)
Net proceeds from financial guaranty variable entities’ assets	—	—	—	315	—	315
Investment in subsidiary	—	—	25	—	(25)	—
Other	—	—	—	23	—	23
Net cash flows provided by (used in) investing activities	(13)	(426)	33	202	(25)	(229)
Cash flows from financing activities
Return of capital	—	—	—	(25)	25	—
Dividends paid	(40)	(200)	(65)	(152)	417	(40)
Repurchases of common stock	(212)	—	—	—	—	(212)
Share activity under option and incentive plans	1	—	—	—	—	1
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(311)	—	(311)
Proceeds from issuance of long-term debt	—	496	—	—	—	496
Payment of long-term debt	—	—	—	(7)	—	(7)
Net cash flows provided by (used in) financing activities	(251)	296	(65)	(495)	442	(73)
Effect of exchange rate changes	—	—	—	2	—	2
Increase (decrease) in cash	—	(62)	—	(16)	—	(78)
Cash at beginning of period	0	67	0	117	—	184
Cash at end of period	$0	$5	$0	$101	$—	$106

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$86	$43	$14	$172	$(193)	$122
Cash flows from investing activities
Fixed-maturity securities:
Purchases	—	—	(23)	(1,029)	65	(987)
Sales	171	1	19	506	(65)	632
Maturities	21	—	2	423	—	446
Sales (purchases) of short-term investments, net	5	(56)	1	(76)	—	(126)
Net proceeds from financial guaranty variable entities’ assets	—	—	—	440	—	440
Investment in subsidiary	—	—	25	—	(25)	—
Other	—	—	—	67	—	67
Net cash flows provided by (used in) investing activities	197	(55)	24	331	(25)	472
Cash flows from financing activities
Return of capital	—	—	—	(25)	25	—
Dividends paid	(38)	—	(38)	(155)	193	(38)
Repurchases of common stock	(244)	—	—	—	—	(244)
Share activity under option and incentive plans	(1)	—	—	—	—	(1)
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(289)	—	(289)
Payment of long-term debt	—	—	—	(13)	—	(13)
Net cash flows provided by (used in) financing activities	(283)	—	(38)	(482)	218	(585)
Effect of exchange rate changes	—	—	—	(4)	—	(4)
Increase (decrease) in cash	—	(12)	—	17	—	5
Cash at beginning of period	—	13	0	125	—	138
Cash at end of period	$—	$1	$0	$142	$—	$143

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements

This Form 10-Q contains information that includes or is based upon forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements give the expectations or forecasts of future events of Assured Guaranty Ltd. (“AGL”) and its subsidiaries (collectively, “Assured Guaranty” or the “Company”). These statements can be identified by the fact that they do not relate strictly to historical or current facts and relate to future operating or financial performance.

Any or all of Assured Guaranty’s forward looking statements herein are based on current expectations and the current economic environment and may turn out to be incorrect. Assured Guaranty’s actual results may vary materially. Among factors that could cause actual results to differ materially are:

•
rating agency action, including a ratings downgrade, a change in outlook, the placement of ratings on watch for downgrade, or a change in rating criteria, at any time, of AGL or any of its subsidiaries and/or of transactions that AGL's subsidiaries have insured;

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

•	increased competition, including from new entrants into the financial guaranty industry;

•	rating agency action on obligors, including sovereign debtors, resulting in a reduction in the value of securities in the Company’s investment portfolio and in collateral posted by and to the Company;

•	the inability of Assured Guaranty to access external sources of capital on acceptable terms;

•	changes in the world’s credit markets, segments thereof, interest rates or general economic conditions;

•	the impact of market volatility on the mark-to-market of Assured Guaranty’s contracts written in credit default swap form;

•	changes in applicable accounting policies or practices;

•	changes in applicable laws or regulations, including insurance and tax laws;

•	other governmental actions;

•	difficulties with the execution of Assured Guaranty’s business strategy;

•	contract cancellations;

•	loss of key personnel;

•	adverse technological developments;

•	the effects of mergers, acquisitions and divestitures;

•	natural or man-made catastrophes;

•	other risks and uncertainties that have not been identified at this time;

•	management’s response to these factors; and

•	other risk factors identified in AGL's filings with the U.S. Securities and Exchange Commission (the “SEC”).
The foregoing review of important factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q, as well as the risk factors included in the Company's 2013 Annual Report on Form 10-K. The Company undertakes no obligation to update publicly or review any forward looking statement, whether as a result of new information, future developments or otherwise, except as required by law. Investors are advised, however, to consult any further disclosures the Company makes on related subjects in the Company’s reports filed with the SEC.

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

Economic Environment

The overall economic environment in the United States ("U.S.") has been slowly improving over the last few years. Although gross domestic product (“GDP”) declined at an annualized rate of 2% during the first quarter 2014, GDP growth resumed in the three-month period ended June 30, 2014 ("Second Quarter 2014"), growing at an annualized rate of 4%. During the six-months ended June 30, 2014 ("Six Months 2014"), the economy added 1.4 million jobs, and the stock market, albeit volatile, remained near record levels.

The Federal Reserve has continued the tapering it began in December 2013 of its quantitative easing program. The most recent minutes released by the Federal Open Market Committee (“FOMC”) suggest that the quantitative easing program could come to an end as early as October 2014. Additionally, the median estimate by members of the FOMC is that the target federal funds rate, which is currently near zero, will rise to 1.1% by the end of 2015 and 2.5% by the end of 2016. In spite of these indicators, which point to rising interest rates over the medium and long term, the 30-year treasury yield declined by 58 basis points during Six Months 2014. During the same time period, the interest rate for an index of 30-year municipal bonds fell by 90 basis points. A persistently low municipal interest rate environment would continue to present challenges for the financial guaranty industry. Low municipal interest rates tend to suppress demand for bond insurance as the potential savings for issuers are less compelling and some investors prefer to forgo insurance in favor of greater yield.

Many municipalities have been taking steps to address the ongoing fiscal challenges they have experienced since the global financial crisis of 2008 and the ensuing recession. This includes, in many cases, significant underfunded pension and retiree healthcare liabilities. Stock market gains have recently relieved some pressure on underfunded pension plans, but such gains could be reversed and are no substitute for prudent public policy. Revenues at the state level have been rebounding in general, and while the strength of the housing recovery varies from region to region, property tax and other revenues have stabilized for most local governments. Although municipal defaults remain rare, a small number of municipal credits have sought, but not always obtained, bankruptcy protection.

Business conditions have been difficult for the entire financial guaranty insurance industry since mid-2007 and the onset of the global financial crisis, during which a number of the Company’s competitors ceased writing business. While the industry continues to face challenges in maintaining its market penetration, there have been recent signs of improvement in market perception of bond insurance and the Company. After a number of years in which Assured Guaranty was essentially the only active financial guarantor, a second monoline guarantor insured a number of small and medium-size issuances in 2013 and was active during Six Months 2014, and a third monoline guarantor obtained upgraded financial strength ratings from rating agencies during Six Months 2014. There has also been market acceptance of Municipal Assurance Corp. ("MAC"), Assured Guaranty’s U.S.-only municipal bond insurance company launched in July of 2013. In total, insured penetration of the municipal new-issue market reached 5.5% of par in Second Quarter 2014, the highest quarterly level since the third quarter 2011.

The publicity surrounding high-profile defaults and bankruptcy filings, especially those few where bond insurers are paying claims, provides evidence of the value of bond insurance. Similarly, in cases like that of Puerto Rico, where the issuer is the subject of concern within the municipal market, bonds with Assured Guaranty’s insurance have demonstrated greater price stability when compared with the same issuer’s uninsured bonds. The Company believes recent developments in Puerto Rico, Detroit and elsewhere have led to increased awareness of the product's value and stimulated demand for bond insurance, especially at the retail level.

Additionally, in March 2014, Standard and Poor’s Ratings Services ("S&P") upgraded the financial strength ratings of Assured Guaranty Municipal Corp. ("AGM"), MAC and Assured Guaranty Corp. ("AGC") to AA (stable outlook) from AA- (stable outlook), citing the Company’s reduced exposure in its legacy residential mortgage-backed securities ("RMBS") portfolio and noting that the Company’s full payment of claims in municipal bankruptcies demonstrates and reiterates to various constituents the value of bond insurance and the credit position and capacity of the company.

During Second Quarter 2014, the Company continued to guarantee the majority of insured par sold in the U.S. municipal bond market as a result of its financial strength and its ability to attract investors through its default protection, credit selection, underwriting and surveillance, as well as the increased market liquidity associated with securities it insures. During Six Months 2014, $3.9 billion in par amount of new municipal issues was sold with Assured Guaranty insurance, compared with $3.4 billion during Six Months 2013, a 15% increase. During Second Quarter 2014, the Company increased primary-market par production by 11% versus the three-month period ended June 30, 2013 ("Second Quarter 2013"), in spite of a 6% decline in total issuance. Year-to-date, interest rates declined from already low levels and credit spreads remain tight. During Six Months 2014, industry insurance penetration of the municipal market was 5.1% of par volume issued, compared with 3.3% in Six Months 2013.

The Company has been active in efforts to resolve municipal bankruptcy or receivership cases involving Jefferson County, Alabama and the cities of Harrisburg, Pennsylvania; Stockton, California; and Detroit, Michigan. Jefferson County's plan of adjustment became effective in December 2013 and Harrisburg, Pennsylvania emerged from receivership on March 1, 2014. In connection with the Jefferson County and Harrisburg settlements, the Company insured new revenue bonds for both municipalities. The Company has reached a tentative settlement agreement with Stockton, California that is subject to bankruptcy court confirmation of Stockton's plan of adjustment. A tentative settlement between the Company and Detroit regarding unlimited tax general obligation bonds insured by the Company was announced on April 9, 2014, and the Company continues to participate in court-ordered mediation with respect to the proposed treatment of Detroit's sewer and water revenue bonds in its plan of adjustment.

The Company is also closely following developments in the Commonwealth of Puerto Rico, which, in addition to high debt levels, faces a challenging economic environment. In June 2014, the Puerto Rico legislature passed the Puerto Rico Public Corporation Debt Enforcement and Recovery Act (the "Recovery Act") in order to provide a legislative framework for certain public corporations experiencing severe financial stress to restructure their debt. While the legality of the Act is currently being challenged in court, its enactment has led three rating agencies to lower their ratings on various Puerto Rico issuers. In July 2014, both S&P and Moody’s Investor Services, Inc. ("Moody’s") affirmed their financial strength ratings of the Company’s operating subsidiaries specifically in light of their Puerto Rico exposure although Moody’s changed the outlook for AGC from stable to negative. For additional information on the Company's exposure to Puerto Rico, please refer to "Insured Portfolio - Exposure to Puerto Rico" below.

Europe began an economic recovery during 2013, described by the European Commission as “slow and fragile” and uneven across countries. The Company continues to monitor closely its exposures in Italy, Ireland, Spain, Hungary and Portugal. The Company’s exposure to troubled Eurozone countries is described below under “Results of Operations -Consolidated Results of Operations - Losses in the Insured Portfolio” and “Insured Portfolio - Selected European Exposures.”

The Company continues to monitor geo-political risks which have heightened recently in the Ukraine, Russia, Israel, Syria and Iraq. The Company does not believe a major event would have a direct impact on its insured portfolio. However, an international incident would be a setback to the global economic recovery and may negatively affect new business production.

In the international public finance arena, the economic environment since the onset of the global financial crisis has had a significant negative impact on the demand by investors for financial guaranty policies, and it is uncertain when or if demand for financial guaranties will return to their pre-financial crisis level. The Company believes that the United Kingdom ("U.K.") currently presents the best international new business opportunities. From July 2013 to June 2014, the Company guaranteed four U.K. public-private partnership transactions, the first such wrapped infrastructure bonds issued since 2008. Management believes that, following the success of these U.K. transactions, there may be growing demand in a number of countries for financial guarantees of infrastructure financings, which have typically required such guarantees for capital market access. Assured Guaranty believes it is the only company offering such guarantees outside the United States.

In general, the Company expects that structured finance opportunities will increase in the future as the global economy recovers, interest rates rise, more issuers return to the capital markets for financings and institutional investors again utilize financial guaranties. The Company considers its involvement in both structured finance and international infrastructure transactions to be a competitive advantage because such transactions diversify both the Company's business opportunities and its risk profile.

Financial Performance of Assured Guaranty

 Financial Results

	Second Quarter		Six Months
	2014	2013	2014	2013
	(in millions, except per share amounts)
Selected income statement data
Net income (loss)	$159	$219	$201	$75
Diluted earnings (loss) per share	0.89	1.16	1.11	0.39
Weighted average shares (diluted)	179.5	188.8	181.3	191.7
Selected non-GAAP measures(1)
Operating income	101	98	233	358
Operating income per share	0.56	0.52	1.28	1.87
Present value of new business production (“PVP”)	27	16	58	34
____________________

(1)
Please refer to “—Non-GAAP Financial Measures” for a definition of the financial measures that were not promulgated in accordance with accounting principles generally accepted in the United States of America ("GAAP") and a reconciliation of the non-GAAP financial measure and the most directly comparable GAAP financial measure, if available.

Net Income (Loss)

There are several primary drivers of volatility in reported net income or loss that are not necessarily indicative of credit impairment or improvement, or ultimate economic gains or losses: changes in credit spreads of insured credit derivative obligations and financial guaranty variable interest entities' ("FG VIEs") assets and liabilities, changes in the Company's own credit spreads, and changes in risk-free rates used to discount expected losses. Changes in credit spreads, generally have the most significant effect on changes in fair value of credit derivatives and FG VIE assets and liabilities. In addition to these factors, changes in expected losses, the timing of refundings and terminations, realized gains and losses on the investment portfolio (including other-than-temporary impairments), the effects of large settlements or transactions, and the effects of the Company's various loss mitigation strategies, among other factors, may also have a significant effect on reported net income or loss in a given reporting period.

The decrease in net income in Second Quarter 2014 compared with Second Quarter 2013 was primarily attributable to lower fair value gains on FG VIEs, and lower net earned premiums from accelerations and the scheduled amortization of the insured portfolio. These were partially offset by higher realized and unrealized gains on credit derivatives, higher other income due to foreign exchange rates fluctuations and lower U.S. RMBS loss and loss adjustment expenses ("LAE").

The increase in net income for Six Months 2014 compared with Six Months 2013 was primarily attributable to lower realized and unrealized losses on credit derivatives and higher other income due to commutation gains and foreign exchange rates fluctuations. These were partially offset by lower net earned premiums and higher loss and LAE. Net earned premiums decreased in Six Months 2014 due to lower accelerations and the scheduled amortization of the insured portfolio. Loss and LAE were higher in Six Months 2014 due primarily to a higher U.S. public finance and non-RMBS structured finance losses in Six Months 2014.

Non-GAAP Financial Measures

Non-GAAP operating income in Second Quarter 2014 was $101 million, compared with $98 million in Second Quarter 2013. The increase in operating income was driven primarily by lower losses due primarily to improvements in US RMBS. This was partially offset by the decrease in net earned premiums and credit derivative revenues due to lower accelerations and scheduled amortization on the insured portfolio. The effective tax rate in Second Quarter 2014 was lower than Second Quarter 2013 due to a higher income in non-taxable jurisdictions.

Non-GAAP operating income in Six Months 2014 was $233 million, compared with $358 million in Six Months 2013. The decrease in operating income was driven primarily by the decrease in net earned premiums and credit derivative revenues due to lower accelerations and scheduled amortization on the insured portfolio, and higher losses due primarily to an representations and warranties ("R&W") settlement in Six Months 2013 and higher U.S. public finance losses in Six Months 2014. This was partially offset by commutation gains and higher investment income in Six Months 2014. The effective tax rate in Six Months 2014 was slightly lower than Six Months 2013.

Adjusted book value per share was $50.82 as of June 30, 2014, as compared with $49.58 per share as of December 31, 2013. Adjusted book value value per share increased primarily due to share repurchases, PVP and reassumptions of ceded business during Six Months 2014.

See "–Non-GAAP Financial Measures" for a description of these non-GAAP financial measures.

Key Business Strategies

New Business Production and Commutations

MAC, the Company's U.S. public finance-only insurance subsidiary, issued its first financial guaranty insurance policy in August 2013 and has been increasing its market share since. In July 2014, MAC received a license from the California Department of Insurance to write financial guaranty insurance in that state. With its California license, MAC is now licensed to insure bonds in 48 states plus the District of Columbia, and it has applied for licensing in the two remaining states, Alabama and New Mexico.

New Business Production

	Second Quarter		Six Months
	2014	2013	2014	2013
	(in millions)
PVP (1):
Public Finance—U.S.	$16	$15	$39	$31
Public Finance—non-U.S.	—	—	7	—
Structured Finance—U.S.	6	1	7	3
Structured Finance—non-U.S.	5	—	5	—
Total PVP	$27	$16	$58	$34
Gross Par Written:
Public Finance—U.S.	$2,453	$2,276	$4,190	$3,856
Public Finance—non-U.S.	—	—	128	—
Structured Finance—U.S.	5	—	9	14
Structured Finance—non-U.S.	200	—	200	—
Total gross par written	$2,658	$2,276	$4,527	$3,870
____________________

(1)
PVP represents the present value of estimated future earnings primarily on new financial guaranty contracts written in the period, before consideration of cessions to reinsurers. PVP and Gross Par Written in the table above are based on close date. See “—Non-GAAP Measures—PVP or Present Value of New Business Production.”

Structured finance PVP and par written were $11 million and $205 million, respectively, in Second Quarter 2014, representing almost 40% of total PVP for the period. The majority of structured finance PVP relates to a $200 million diversified payment rights transaction for one of Turkey's largest banks, Türkiye Garanti Bankası A.Ş., and additional premiums resulting from a private transaction term extension, with no increase in exposure, that provided capital relief to a life insurance company. In the U.S. public finance market, insurance penetration, based on par, was 5.5% in Second Quarter 2014, compared with 3.9% in Second Quarter 2013, with Assured Guaranty capturing the majority of the insured par in each quarter. The average internal rating of the gross par written by the Company in Second Quarter 2014 was A-.

The following tables present summarized information about the U.S. municipal market's new debt issuance volume and the Company's share of that market based on sale date.

U.S. Municipal Market Data
Based on Sale Date

	Six Months 2014		Six Months 2013		Year Ended December 31, 2013
	Par	Number of issues	Par	Number of issues	Par	Number of issues
	(dollars in billions, except number of issues)
New municipal bonds issued	$143.2	4,914	$170.1	6,139	$311.9	10,558
Total insured	7.3	629	5.6	561	12.1	1,025
Insured by AGC, AGM and MAC	3.9	298	3.4	270	7.5	488

Industry Penetration Rates
U.S. Municipal Market

	Six Months		Year Ended December 31,
	2014	2013	2013
Market penetration par	5.1%	3.3%	3.9%
Market penetration based on number of issues	12.8	9.1	9.7
% of single A par sold	18.2	11.0	11.0
% of single A transactions sold	46.4	29.6	30.6
% of under $25 million par sold	15.8	10.3	10.9
% of under $25 million transactions sold	14.3	10.3	10.7

In addition to PVP, in Six Months 2014, the Company entered into commutation agreements to reassume ceded business consisting of approximately $856 million par of almost exclusively U.S. public finance and European (predominantly U.K.) utility and infrastructure exposures outstanding as of February 28, 2014. For such reassumptions, the Company received the statutory unearned premium outstanding as of the commutation dates plus, in one case, a commutation premium.

Loss Mitigation

In an effort to recover losses the Company experienced in its insured U.S. RMBS portfolio, the Company pursues R&W providers by enforcing R&W provisions in contracts, negotiating agreements with R&W providers relating to those provisions and, where appropriate, initiating litigation against R&W providers. See Note 5, Expected Loss to be Paid, of the Financial Statements, for a discussion of the R&W settlements the Company has entered into and the litigation proceedings the Company has initiated against R&W providers and other parties. In Second Quarter 2014, R&W development was a positive $19 million attributed to progress made with R&W providers. For the Six Months 2014, R&W development was a positive $67 million, reflecting additional settlements or progress in first quarter 2014. The Company's loss mitigation efforts on its U.S. RMBS exposure over the past several years have resulted in R&W providers paying or agreeing to pay, pursuant to settlement agreements and/or following favorable court decisions, an aggregate of $3.8 billion (gross of reinsurance) in respect of R&W. The Company believes these results are significant and will enable it to pursue more effectively R&W providers for U.S. RMBS transactions it has insured.

In addition, the Company has been focused on the quality of servicing of the mortgage loans underlying its insured RMBS transactions. Servicing influences collateral performance and ultimately the amount (if any) of the Company's insured losses. The Company has a group to mitigate RMBS losses by influencing mortgage servicing, including, if possible, causing the transfer of servicing or establishing special servicing arrangements. “Special servicing” is an industry term referencing more intense servicing applied to delinquent loans aimed at mitigating losses; special servicing arrangements provide incentives to a servicer to achieve better performance on the mortgage loans it services. As of June 30, 2014, the Company's net insured par of the transactions subject to a servicing transfer was $1.9 billion and the net insured par of the transactions subject to a special servicing arrangement was $948 million.

In the public finance and infrastructure finance arena, the Company has been able to negotiate consensual restructurings with various obligors. During 2013, the Company reached agreements with respect to its exposures to Mashantucket Pequot Tribe; Jefferson County, Alabama; and Harrisburg, Pennsylvania. In connection with the Jefferson County and Harrisburg settlements, the Company insured new revenue bonds for both municipalities, and the premium it was paid was included as part of the 2013 PVP below. The Company also has reached a tentative agreement with Stockton, California that is subject to bankruptcy court confirmation of Stockton's plan of adjustment. Additionally, a tentative settlement between the Company and Detroit regarding unlimited tax general obligation bonds insured by the Company was announced on April 9, 2014, and the Company continues to participate in court-ordered mediation with respect to the proposed treatment of Detroit's sewer and water revenue bonds in its plan of adjustment.

The Company is also continuing to purchase attractively priced below-investment-grade ("BIG") obligations that it has insured. These purchases resulted in a reduction of net expected loss to be paid of $369 million as of June 30, 2014. The fair value of assets purchased for loss mitigation purposes in our investment portfolio as of June 30, 2014, (excluding the value of the Company's insurance) was $503 million, with a par of $1,352 million (including bonds related to FG VIEs of $64 million in fair value and $421 million in par).

Capital Management

On June 20, 2014, Assured Guaranty US Holdings Inc. ("AGUS") issued the 5.0% Senior Notes for net proceeds of $496 million. The net proceeds from the sale of the notes will be used for general corporate purposes, including the purchase of common shares of AGL.

Under the $400 million share repurchase authorization approved in November 2013, the Company repurchased 7.1 million common shares in Second Quarter 2014 for $177 million at an average price of $25.14 per share. Year to date, including repurchases since June 30, 2014, the Company has repurchased a total of 14.1 million common shares for $345 million at an average price of $24.49 per share. On August 6, 2014, the Company's Board of Directors approved an incremental $400 million share repurchase authorization. The Company expects the repurchases to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including free funds available at the parent company, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. It does not have an expiration date.

In order to reduce leverage and, possibly, rating agency capital charges, the Company has mutually agreed with beneficiaries to terminate selected financial guaranty insurance and credit derivative contracts. In particular, the Company has targeted investment grade securities for which claims are not expected but which carry a disproportionately large rating agency capital charge. The Company terminated $0.3 billion and $2.6 billion in net par in Second Quarter 2014 and Second Quarter 2013, respectively, and $1.8 billion and $4.2 billion in net par in Six Months 2014 and Six Months 2013, respectively.

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

The Company carries a portion of its assets and liabilities at fair value, the majority of which are measured at fair value on a recurring basis. Level 3 assets, consisting primarily of financial guaranty variable interest entities’ assets, credit derivative assets and investments, represented approximately 17% and 25% of total assets measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, respectively. All of the Company's liabilities that are measured at fair value are Level 3. See Note 7, Fair Value Measurement, of the Financial Statements for additional information about assets and liabilities classified as Level 3.

Consolidated Results of Operations

Consolidated Results of Operations

	Second Quarter		Six Months
	2014	2013	2014	2013
	(in millions)
Revenues:
Net earned premiums	$136	$163	$268	$411
Net investment income	96	93	199	187
Net realized investment gains (losses)	(8)	2	(6)	30
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	15	(86)	34	(68)
Net unrealized gains (losses)	88	160	(142)	(450)
Net change in fair value of credit derivatives	103	74	(108)	(518)
Fair value gains (losses) on committed capital securities ("CCS")	(6)	(3)	(15)	(13)
Fair value gains (losses) on FG VIEs	25	143	182	213
Other income (loss)	7	(7)	28	(21)
Total revenues	353	465	548	289
Expenses:
Loss and loss adjustment expenses	57	62	98	14
Amortization of deferred acquisition costs	3	1	8	4
Interest expense	20	21	40	42
Other operating expenses	55	52	115	112
Total expenses	135	136	261	172
Income (loss) before provision for income taxes	218	329	287	117
Provision (benefit) for income taxes	59	110	86	42
Net income (loss)	$159	$219	$201	$75

Net Earned Premiums

Net earned premiums are recognized over the contractual lives, or in the case of homogeneous pools of insured obligations, the remaining expected lives, of financial guaranty insurance contracts. The Company estimates remaining expected lives of its insured obligations and makes prospective adjustments for such changes in expected lives.

Net Earned Premiums

	Second Quarter		Six Months
	2014	2013	2014	2013
	(in millions)
Financial guaranty:
Public finance
Scheduled net earned premiums and accretion	$72	$70	$144	$147
Accelerations(1)	24	46	43	112
Total public finance	96	116	187	259
Structured finance(2)
Scheduled net earned premiums and accretion	39	46	80	104
Accelerations(1)	0	—	0	47
Total structured finance	39	46	80	151
Other	1	1	1	1
Total net earned premiums	$136	$163	$268	$411
____________________

(1)	Reflects the unscheduled refunding of an insured obligation or the termination of the insurance on an insured obligation.

(2)	Excludes $5 million and $15 million for Second Quarter 2014 and 2013, respectively, and $22 million and $33 million for Six Months 2014 and 2013, respectively,related to consolidated FG VIEs.

Net earned premiums decreased in Second Quarter 2014 and Six Months 2014 compared with Second Quarter 2013 and Six Months 2013 due primarily to lower accelerations and the scheduled decline in structured finance par outstanding, as shown in the table above.

At June 30, 2014, $4.0 billion of net deferred premium revenue remained to be earned over the life of the insurance contracts. Scheduled net earned premiums are expected to decrease each year unless replaced by a higher amount of new business or reassumptions of previously ceded business. See Note 4, Financial Guaranty Insurance Premiums, of the Financial Statements, for the expected timing of future premium earnings.

Net Investment Income

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets.

Net Investment Income (1)

	Second Quarter		Six Months
	2014	2013	2014	2013
	(in millions)
Income from fixed-maturity securities managed by third parties	$81	$80	$161	$159
Income from internally managed securities:
Fixed maturities	17	14	37	30
Other invested assets	—	1	5	2
Gross investment income	98	95	203	191
Investment expenses	(2)	(2)	(4)	(4)
Net investment income	$96	$93	$199	$187
____________________

(1)
Net investment income excludes $3 million and $4 million for Second Quarter 2014 and 2013, respectively, and $6 million and $7 million for Six Months 2014 and 2013, respectively,related to consolidated FG VIEs.

Income earned in the internally managed portfolio increased primarily due to improvement in expected underlying cash flow and higher invested asset balance. The overall pre-tax book yield was 3.52% at June 30, 2014 and 3.81% at June 30, 2013, respectively. Excluding internally managed portfolio, pre-tax yield was 3.26% as of June 30, 2014 compared with 3.47% as of June 30, 2013.

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses). See Note 10, Investments and Cash, of the Financial Statements.

Net Realized Investment Gains (Losses)

	Second Quarter		Six Months
	2014	2013	2014	2013
	(in millions)
Gross realized gains on investment portfolio (1)	$5	$15	$14	$54
Gross realized losses on investment portfolio	(1)	(6)	(3)	(12)
Other-than-temporary impairment (2)	(12)	(7)	(17)	(12)
Net realized investment gains (losses)	$(8)	$2	$(6)	$30
____________________

(1)	Excludes realized gains related to consolidated FG VIEs of $5 million for Second Quarter and Six Months 2014. There were no realized gains related to FG VIEs in Second Quarter and Six Months 2013.

(2)
Excludes other-than-temporary impairment related to consolidated FG VIEs of $1 million for Second Quarter 2013 and $2 million for Six Months 2013. The amount of other-than-temporary impairment related to consolidated FG VIEs is de minimis for Six Months 2014 and there were none for Second Quarter 2014.

Other-than-temporary impairment for Second Quarter 2014 and 2013 and Six Months 2014 and 2013 was primarily attributable to securities that were acquired for loss mitigation or other risk management purposes. Realized gains in Six Months 2013 included sales of assets acquired as part of negotiated settlements, bonds purchased for loss mitigation purposes and other invested assets.

Other Income

Other income is comprised of recurring items such as foreign exchange remeasurement gains and losses, ancillary fees on financial guaranty policies such as commitment, consent and processing fees, and other revenue items on financial guaranty insurance and reinsurance contracts such as commutation gains on re-assumptions of previously ceded business.

Other Income (Loss)

	Second Quarter		Six Months
	2014	2013	2014	2013
	(in millions)
Foreign exchange gain (loss) on remeasurement of premium receivable and loss reserves	$5	$(3)	$6	$(19)
Commutation gains	0	—	19	—
Other	2	(4)	3	(2)
Total other income (loss)	$7	$(7)	$28	$(21)

In Six Months 2014, the Company entered into commutation agreements to reassume ceded business. This increased net par by approximately $856 million and related unearned premium reserve by approximately $19 million. There were no commutations in Six Months 2013.

Losses in the Insured Portfolio

The insured portfolio includes policies accounted for under three separate accounting models depending on the characteristics of the contract and the Company’s control rights. Please refer to Note 5, Expected Loss to be Paid, of the Financial Statements, for a discussion of the assumptions and methodologies used in calculating the expected loss to be paid for all contracts. For a discussion of the measurement and recognition accounting policies under GAAP for each type of contract, see Notes 3 through 10 in Item 8, Financial Statements and Supplementary Data of the Company's Annual Report on Form 10-K.

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

Economic Loss Development (1)

	Second Quarter		Six Months
	2014	2013	2014	2013
	(in millions)
U.S. RMBS before benefit for recoveries for breaches of R&W	$(40)	$70	$(2)	$127
Net benefit for recoveries for breaches of R&W	(19)	(51)	(67)	(208)
U.S. RMBS after benefit for recoveries for breaches of R&W	(59)	19	(69)	(81)
Other structured finance	5	(23)	5	(28)
Public finance	77	91	100	108
Other	—	—	(1)	(10)
Total	$23	$87	$35	$(11)
____________________

(1)
Economic loss development includes the effects of changes in assumptions based on observed market trends, changes in discount rates, accretion of discount and the economic effects of loss mitigation efforts.

Net Expected Loss to be Paid

	As of June 30, 2014	As of December 31, 2013
	(in millions)
U.S. RMBS before benefit for recoveries for breaches of R&W	$1,127	$1,205
Net benefit for recoveries for breaches of R&W	(651)	(712)
U.S. RMBS after benefit for recoveries for breaches of R&W	476	493
Other structured finance	172	171
Public finance	391	321
Other	(4)	(3)
Total	$1,035	$982

Second Quarter 2014 Net Economic Loss Development

U.S. Public Finance Economic Loss Development: The net par outstanding for U.S. public finance obligations rated BIG by the Company was $8.9 billion as of June 30, 2014 compared with $9.0 billion as of March 31, 2014. The Company projects that its total future expected net loss across its troubled U.S. public finance credits as of June 30, 2014 will be $339 million, up from $281 million as of March 31, 2014. The change during Second Quarter 2014 was primarily attributable to certain Puerto Rico exposures. See Note 3, Outstanding Exposure, and Note 5, Expected Loss to be Paid, of the Financial Statements for further information.

U.S. RMBS Economic Loss Development: The net benefit attributable to U.S. RMBS of $59 million was due primarily to improvements in the underlying exposures, as well as an increase in the benefit for breaches of R&W, offset in part by the effect of lower risk-free rates used to discount reserves. The risk-free rates used to discount expected losses ranged from 0.0% to 3.78% as of June 30, 2014 compared with 0.0% to 3.97% as of March 31, 2014. The effect of changes in discount rates that is included in total economic loss development is not indicative of credit impairment or improvement.

The Company's RMBS loss projection methodology assumes that the housing and mortgage markets will continue improving. Each quarter the Company makes a judgment as to whether to change the assumptions it uses to make RMBS loss projections based on its observation during the quarter of the performance of its insured transactions (including early stage delinquencies, late stage delinquencies and, for first liens, loss severity) as well as the residential property market and economy in general, and, to the extent it observes changes, it makes a judgment as whether those changes are normal fluctuations or part of a trend. Based on such observations the Company chose to use the same general approach to project RMBS losses as of June 30, 2014 as it used as of March 31, 2014 and December 31, 2013. The methodology and assumptions the Company uses to project first lien RMBS losses and the scenarios it employs are described in more detail Note 5, Expected Loss to be Paid, of the Financial Statements.

Generally, when mortgage loans are transferred into a securitization, the loan originator(s) and/or sponsor(s) provide R&W that the loans meet certain characteristics, and a breach of such R&W often requires that the loan be repurchased from the securitization. In many of the transactions the Company insures, the Company is in a position to enforce these R&W provisions. The Company has pursued breaches of R&W on a loan-by-loan basis or in cases where a provider of R&W refused to honor its repurchase obligations, the Company sometimes chose to initiate litigation. See “Recovery Litigation—RMBS Transactions," section of Note 5, Expected Loss to be Paid, of the Financial Statements. The Company's success in pursuing these strategies permitted the Company to enter into agreements with R&W providers under which those providers made payments to the Company, agreed to make payments to the Company in the future, and / or repurchased loans from the transactions, all in return for releases of related liability by the Company. Such agreements provide the Company with many of the benefits of pursuing the R&W claims on a loan by loan basis or through litigation, but without the related expense and uncertainty. The Company continues to pursue these strategies against R&W providers with which it does not yet have agreements.

Using these strategies, through June 30, 2014 the Company has caused entities providing R&Ws to pay or agree to pay approximately $3.8 billion (gross of reinsurance) in respect of their R&W liabilities for transactions in which the Company has provided insurance.

R&W Payments (Gross of Reinsurance)
As of June 30, 2014

(in millions)
Agreement amounts already received	$2,811
Agreement amounts projected to be received in the future	388
Repurchase amounts paid into the relevant RMBS prior to settlement (1)	579
Total R&W payments, gross of reinsurance	$3,778
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

Based on this success, the Company has included in its net expected loss estimates as of June 30, 2014 an estimated net benefit related to breaches of R&W of $651 million, which includes $377 million from agreements with R&W providers and $274 million in transactions where the Company does not yet have such an agreement, all net of reinsurance.

Developments in the Company's R&W recovery efforts are included in economic loss development. The following table provides a breakdown of the development and accretion amount in the roll forward of estimated recoveries associated with alleged breaches of R&W.

Components of R&W Development

Second Quarter 2014
(in millions)
Inclusion or removal of deals with breaches of R&W during period	$—
Change in recovery assumptions as the result of recovery success	17
Estimated increase (decrease) in defaults that will result in additional (lower) breaches	(11)
Settlements and anticipated settlements	10
Accretion of discount on balance	3
Total	$19

Second Quarter 2013 Net Economic Loss Development

In the RMBS sector, loss development was partially offset by an increase in the benefit for R&W attributable to settlement agreements. The risk-free rates used to discount expected losses ranged from 0.0% to 4.03% as of June 30, 2013 compared with 0.0% to 3.72% as of March 31, 2013.

U.S. Public Finance Economic Loss Development: The net par outstanding for all BIG rated U.S. public finance obligations was $4.9 billion as of June 30, 2013 and $4.6 billion as of March 31, 2013. The Company projected that its total future expected net loss across its troubled U.S. public finance credits as of June 30, 2013 would be $71 million. As of March 31, 2013 the Company was projecting a net recovery of $9 million across it troubled U.S. public finance credits. While the economic loss development of $91 million was due to a number of factors, it was attributable primarily to negative developments in Detroit.

U.S. RMBS Economic Loss Development: The Company's RMBS loss projection methodology assumes that the housing and mortgage markets will eventually improve. Each quarter the Company makes a judgment as to whether to change the assumptions it uses to make RMBS loss projections based on its observation during the quarter of the performance of its insured transactions (including early stage delinquencies, late stage delinquencies and, for first liens, loss severity) as well as the residential property market and economy in general, and, to the extent it observes changes, it makes a judgment as to whether those changes are normal fluctuations or part of a trend. During Second Quarter 2013 the Company observed improvements in the performance of its second lien RMBS transactions that, when viewed in the context of their performance in past quarters, suggested those transactions were beginning to respond to the improvements in the residential property market and economy being widely reported. The Company did not observe the same trends in the performance of its first lien RMBS transactions. Based on such observations, the Company chose to use essentially the same assumptions and scenarios to project RMBS loss as of June 30, 2013 as it used as of March 31, 2013 and December 31, 2012, except for the following:

•	in its base scenario, it reduced by two months the period it assumed it would take the mortgage market to recover; and

•	in its optimistic scenario, it decreased by three months the period it assumed it would take the mortgage market to recover.

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

Components of R&W Development

Second Quarter 2013
(in millions)
Inclusion or removal of deals with breaches of R&W during period	$6
Change in recovery assumptions as the result of recovery success	6
Estimated increase (decrease) in defaults that will result in additional (lower) breaches	(4)
Results of settlements and judgments	38
Accretion of discount on balance	5
Total	$51

Six Months 2014 and 2013 Net Economic Loss Development

Economic loss development was $35 million for Six Months 2014 compared with loss development of a favorable $11 million for Six Months 2013. The economic loss development in Six Months 2014 is primarily due to higher U.S. public finance sector losses primarily due to Puerto Rico and Detroit. This was partially offset by lower U.S. RMBS losses in part due to the settlements of several R&W claims during 2014. The favorable economic loss development in Six Months 2013 is primarily due to an R&W settlement, offset in part by higher U.S. public finance losses primarily attributable to Detroit.

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

 The following tables present the loss and LAE recorded in the consolidated statements of operations by sector for non-derivative contracts and the loss expense recorded under non-GAAP operating income respectively. Amounts presented are net of reinsurance. Changes in risk free rates used to discount losses affect both economic development and loss expense, however the effect of changes in discount rates does not reflect actual credit impairment or improvement in the period.

Loss and LAE Reported
on the Consolidated Statements of Operations

	Second Quarter		Six Months
	2014	2013	2014	2013
	(in millions)
U.S. RMBS	$(21)	$16	$(22)	$(24)
Other structured finance	4	(10)	19	(22)
Public finance	82	78	109	75
Other	—	—	(1)	—
Total insurance contracts before FG VIE consolidation	65	84	105	29
Effect of consolidating FG VIEs	(8)	(22)	(7)	(15)
Total loss and LAE	$57	$62	$98	$14

Loss Expense Reported in
Non-GAAP Operating Income

	Second Quarter		Six Months
	2014	2013	2014	2013
	(in millions)
U.S. RMBS	$(39)	$37	$(34)	$21
Other structured finance	4	(20)	6	(36)
Public finance	81	79	107	76
Other	—	—	(1)	(10)
Total	$46	$96	$78	$51

Reconciliation of Loss and LAE
to Non-GAAP Loss Expense

	Second Quarter		Six Months
	2014	2013	2014	2013
	(in millions)
Loss and LAE	$57	$62	$98	$14
Credit derivative loss expense	(18)	12	(26)	22
FG VIE loss expense	7	22	6	15
Loss expense included in operating income	$46	$96	$78	$51

For financial guaranty contracts accounted for as insurance, the amounts reported in the GAAP financial statements may only reflect a portion of the current period’s economic development and may also include a portion of prior-period economic development. The difference between economic loss development on financial guaranty insurance contracts and loss and LAE recognized in GAAP income is essentially loss development and accretion for financial guaranty insurance contracts that is, or was previously, absorbed in unearned premium reserve, which have not yet been recognized in income.

The table below presents the expected timing of loss recognition for insurance contracts on both a reported GAAP net income and non-GAAP operating income basis.

Financial Guaranty Insurance
Net Expected Loss to be Expensed
As of June 30, 2014

	In GAAP Reported Income	In Non-GAAP Operating Income
	(in millions)
2014 (July 1 - September 30)	$10	$12
2014 (October 1 - December 31)	10	12
2015	39	48
2016	36	43
2017	30	37
2018	27	32
2019-2023	96	118
2024-2028	57	68
2029-2033	37	46
After 2033	28	36
Net expected loss to be expensed (1)	370	452
Discount	435	478
Total future value	$805	$930
____________________

(1)	Net expected loss to be expensed for GAAP reported income is different than operating income, a non-GAAP financial measure, by the amount related to consolidated FG VIEs.

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

The valuation of the Company’s credit derivative contracts requires the use of models that contain significant, unobservable inputs, and are classified as Level 3 in the fair value hierarchy. There has been very limited new issuance activity in this market over the past several years and as of June 30, 2014, market prices for the Company’s credit derivative contracts were generally not available. Inputs to the estimate of fair value include various market indices, credit spreads, the Company’s own credit spread, and estimated contractual payments. See Note 7, Fair Value Measurement, of the Financial Statements.

Net Change in Fair Value of Credit Derivatives Gain (Loss)

	Second Quarter		Six Months
	2014	2013	2014	2013
	(in millions)
Realized gains on credit derivatives	$21	$41	$41	$69
Net credit derivative losses (paid and payable) recovered and recoverable	(6)	(127)	(7)	(137)
Realized gains (losses) and other settlements on credit derivatives	15	(86)	34	(68)
Net change in unrealized gains (losses) on credit derivatives	88	160	(142)	(450)
Net change in fair value of credit derivatives	$103	$74	$(108)	$(518)

Net credit derivative premiums have decreased in Second Quarter 2014 and Six Months 2014 due primarily to the decline in accelerations of credit derivative revenues due to terminations in 2014 as compared with 2013 as well as the decline in scheduled earnings, net par outstanding declined to $46.8 billion at June 30, 2014 from $60.9 billion at June 30, 2013. The table below sets out the net par amount of credit derivative contracts that the Company and its counterparties agreed to terminate on a consensual basis.

Net Par and Accelerations of Credit Derivative Revenues
from Terminations of CDS Contracts

	Second Quarter		Six Months
	2014	2013	2014	2013
	(in millions)
Net par of terminated CDS contracts	$200	$1,992	$1,300	$3,041
Accelerations of credit derivative revenues	0.5	14	0.7	15

Net Change in Unrealized Gains (Losses) on Credit Derivatives By Sector

	Second Quarter		Six Months
Asset Type	2014	2013	2014	2013
			(in millions)
Pooled corporate obligations	$64	$(34)	$6	$(139)
U.S. RMBS	5	14	(135)	(443)
Commercial mortgage-backed securities ("CMBS")	2	(1)	2	(4)
Other(1)	17	181	(15)	136
Total	$88	$160	$(142)	$(450)
____________________

(1)	“Other” includes all other U.S. and international asset classes, such as commercial receivables, international infrastructure, international RMBS securities, and pooled infrastructure securities.

During Second Quarter 2014, unrealized fair value gains were generated primarily in the pooled corporate obligations and Other sectors due to tighter implied net spreads. The tighter implied net spreads were primarily a result of the increased cost to buy protection in AGC’s and AGM’s name, as the market cost of AGC's and AGM's credit protection increased during the period, with the change in the one year CDS spread having the largest impact. These transactions were pricing at or above their floor levels (or the minimum rate at which the Company would consider assuming these risks based on historical experience); therefore when the cost of purchasing CDS protection on AGC and AGM, which management refers to as the CDS spread on AGC and AGM, increased the implied spreads that the Company would expect to receive on these transactions decreased.

During Six Months 2014, unrealized fair value losses were generated primarily in the U.S. RMBS prime first lien, Alt-A, and Option ARM sectors, due to wider implied net spreads. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC’s name as the market cost of AGC’s credit protection decreased significantly during the period. These transactions were pricing above their floor levels; therefore when the cost of purchasing CDS protection on AGC decreased, the implied spreads that the Company would expect to receive on these transactions increased. The cost of AGM's credit protection also decreased during Six Months 2014, but did not lead to significant fair value losses, as the majority of AGM policies continue to price at floor levels.

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

Five-Year CDS Spread
on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of June 30, 2014	As of March 31, 2014	As of December 31, 2013	As of June 30, 2013	As of March 31, 2013	As of December 31, 2012
AGC	327	291	460	343	397	678
AGM	346	305	525	365	380	536

One-Year CDS Spread
on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of June 30, 2014	As of March 31, 2014	As of December 31, 2013	As of June 30, 2013	As of March 31, 2013	As of December 31, 2012
AGC	85	55	185	57	59	270
AGM	115	70	220	72	60	257

Effect of Changes in the Company’s Credit Spread on
Unrealized Gains (Losses) on Credit Derivatives

	Second Quarter		Six Months
	2014	2013	2014	2013
	(in millions)
Change in unrealized gains (losses) of credit derivatives:
Before considering implication of the Company’s credit spreads	$15	$350	$422	$854
Resulting from change in the Company’s credit spreads	73	(190)	(564)	(1,304)
After considering implication of the Company’s credit spreads	$88	$160	$(142)	$(450)

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

Provision for Income Tax

Provision for Income Taxes and Effective Tax Rates

	Second Quarter		Six Months
	2014	2013	2014	2013
	(in millions)
Total provision (benefit) for income taxes	$59	$110	$86	$42
Effective tax rate	27.2%	33.5%	30.0%	36.4%

The Company’s effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, U.K. subsidiaries taxed at the U.K. blended marginal corporate tax rate of 21.5% unless subject to U.S. tax by election or as a U.S. controlled foreign corporation, and no taxes for the Company’s Bermuda subsidiaries unless subject to U.S tax by election or as a U.S. controlled foreign corporation. The Company’s overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions. In each of the periods presented, the portion of taxable income from each jurisdiction varied.

Financial Guaranty Variable Interest Entities

As of June 30, 2014 and December 31, 2013, the Company consolidated 31 and 40 VIEs, respectively. The table below presents the effects on reported GAAP income resulting from consolidating these FG VIEs and eliminating their related insurance and investment accounting accounts and, in total, represents a difference between GAAP reported net income and non-GAAP operating income attributable to FG VIEs. The consolidation of FG VIEs has a significant effect on net income and shareholders' equity due to (1) changes in fair value gains (losses) on FG VIE assets and liabilities, (2) the eliminations of premiums and losses related to the AGC and AGM FG VIE liabilities with recourse and (3) the elimination of investment balances related to the Company’s purchase of AGC and AGM insured FG VIE debt. Upon consolidation of a FG VIE, the related insurance and, if applicable, the related investment balances, are considered intercompany transactions and therefore eliminated. See “—Non-GAAP Financial Measures—Operating Income” below.

Effect of Consolidating FG VIEs on Net Income (Loss)

	Second Quarter		Six Months
	2014	2013	2014	2013
	(in millions)
Net earned premiums	$(5)	$(15)	$(22)	$(33)
Net investment income	(3)	(4)	(6)	(7)
Net realized investment gains (losses)	(5)	1	(5)	2
Fair value gains (losses) on FG VIEs	25	143	182	213
Other income	0	—	(2)	—
Loss and LAE	8	22	7	15
Effect on net income before tax provision	20	147	154	190
Less: tax provision (benefit)	7	51	54	66
Effect on net income (loss)	$13	$96	$100	$124

Fair value gains (losses) on FG VIEs represent the net change in fair value on the consolidated FG VIEs’ assets and liabilities. During Second Quarter 2014, the Company recorded a pre-tax net fair value gain of consolidated FG VIEs of $25 million. The primary driver of this gain was price appreciation on the Company's FG VIE assets during the quarter resulting from improvements in the underlying collateral, as well as large principal paydowns made on the Company's FG VIEs. During Six Months 2014, the Company recorded a pre-tax net fair value gain of consolidated FG VIEs of $182 million. The primary driver of this gain, $120 million, was a result of the deconsolidation of seven VIEs. There was an additional gain of $37 million resulting from the Company exercising its option to accelerate two second lien RMBS VIEs. These two VIEs were treated as maturities during the period.

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

Expected losses to be paid (recovered) in respect of consolidated FG VIEs, were $108 million of expected loss to be paid as of June 30, 2014 and $60 million of expected losses to be paid as of December 31, 2013, and are included in the discussion of “—Losses in the Insured Portfolio.”

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

Operating Income

Reconciliation of Net Income (Loss)
to Operating Income

	Second Quarter		Six Months
	2014	2013	2014	2013
	(in millions)
Net income (loss)	$159	$219	$201	$75
Less after-tax adjustments:
Realized gains (losses) on investments	(2)	2	(3)	21
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	47	28	(124)	(406)
Fair value gains (losses) on CCS	(5)	(2)	(10)	(8)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	5	(3)	5	(14)
Effect of consolidating FG VIEs	13	96	100	124
Operating income	$101	$98	$233	$358

Effective tax rate on operating income	25.6%	29.4%	26.2%	25.8%

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

Reconciliation of Shareholders’ Equity
to Adjusted Book Value

	As of June 30, 2014		As of December 31, 2013
	Total	Per Share	Total	Per Share
	(dollars in millions, except per share amounts)
Shareholders’ equity	$5,242	$30.10	$5,115	$28.07
Less after-tax adjustments:
Effect of consolidating FG VIEs	(82)	(0.47)	(172)	(0.95)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(1,172)	(6.73)	(1,052)	(5.77)
Fair value gains (losses) on CCS	20	0.12	30	0.16
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	327	1.87	145	0.80
Operating shareholders’ equity	6,149	35.31	6,164	33.83
After-tax adjustments:
Less: Deferred acquisition costs	158	0.91	161	0.88
Plus: Net present value of estimated net future credit derivative revenue	129	0.74	146	0.80
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	2,730	15.68	2,884	15.83
Adjusted book value	$8,850	$50.82	$9,033	$49.58

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

PVP or Present Value of New Business Production

Reconciliation of PVP to Gross Written Premiums

	Second Quarter		Six Months
	2014	2013	2014	2013
	( in millions)
Total PVP	$27	$16	$58	$34
Less: Financial guaranty installment premium PVP	11	—	21	1
Total: Financial guaranty upfront gross written premiums	16	16	37	33
Plus: Financial guaranty installment gross written premiums and other GAAP adjustments	1	6	10	6
Total gross written premiums	$17	$22	$47	$39

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

Net Par Outstanding and Average Internal Rating by Sector

	As of June 30, 2014				As of December 31, 2013
Sector	Net Par Outstanding (including loss mitigation bonds)	Loss Mitigation Bonds	Net Par Outstanding (excluding loss mitigation bonds)	Avg. Rating	Net Par Outstanding (including loss mitigation bonds)	Loss Mitigation Bonds	Net Par Outstanding (excluding loss mitigation bonds)	Avg. Rating
	(dollars in millions)
Public finance:
U.S.:
General obligation	$149,039	$—	$149,039	A	$155,277	$—	$155,277	A+
Tax backed	64,088	29	64,059	A	66,856	32	66,824	A+
Municipal utilities	54,595	—	54,595	A	56,324	—	56,324	A
Transportation	29,896	—	29,896	A	30,830	—	30,830	A
Healthcare	15,623	—	15,623	A	16,132	—	16,132	A
Higher education	13,554	—	13,554	A	14,071	—	14,071	A
Infrastructure finance	4,109	—	4,109	BBB	4,114	—	4,114	BBB
Housing	3,229	—	3,229	A+	3,386	—	3,386	A+
Investor-owned utilities	980	—	980	A-	991	—	991	A-
Other public finance—U.S.	3,872	—	3,872	A	4,232	—	4,232	A
Total public finance—U.S.	338,985	29	338,956	A	352,213	32	352,181	A
Non-U.S.:
Infrastructure finance	15,218	—	15,218	BBB	14,703	—	14,703	BBB
Regulated utilities	12,092	—	12,092	BBB+	11,205	—	11,205	BBB+
Pooled infrastructure	2,591	—	2,591	A	2,520	—	2,520	A
Other public finance—non-U.S.	5,507	—	5,507	A	5,570	—	5,570	A
Total public finance—non-U.S.	35,408	—	35,408	BBB+	33,998	—	33,998	BBB+
Total public finance	374,393	29	374,364	A	386,211	32	386,179	A
Structured finance:
U.S.:
Pooled corporate obligations	26,596	—	26,596	AAA	31,325	—	31,325	AAA
RMBS	13,442	862	12,580	BBB-	14,559	838	13,721	BBB-
Insurance securitizations	3,359	325	3,034	A-	3,360	325	3,035	A-
CMBS and other commercial real estate related exposures	2,804	—	2,804	AAA	3,952	—	3,952	AAA
Financial products	2,585	—	2,585	AA-	2,709	—	2,709	AA-
Consumer receivables	2,152	—	2,152	BBB+	2,198	—	2,198	BBB+
Commercial receivables	682	—	682	A-	911	—	911	A-
Structured credit	69	—	69	BB	69	—	69	BB
Other structured finance—U.S.	940	—	940	A-	987	—	987	A-
Total structured finance—U.S.	52,629	1,187	51,442	AA-	60,070	1,163	58,907	AA-
Non-U.S.:
Pooled corporate obligations	9,066	—	9,066	AA+	11,058	—	11,058	AAA
Commercial receivables	1,162	—	1,162	BBB+	1,263	—	1,263	BBB+
RMBS	927	—	927	A	1,146	—	1,146	AA-
Structured credit	37	—	37	BBB-	176	—	176	BBB
Other structured finance—non-U.S.	578	—	578	AA+	378	—	378	AAA
Total structured finance—non-U.S.	11,770	—	11,770	AA	14,021	—	14,021	AA+
Total structured finance	64,399	1,187	63,212	AA-	74,091	1,163	72,928	AA
Total net par outstanding	$438,792	$1,216	$437,576	A	$460,302	$1,195	$459,107	A

The June 30, 2014 and December 31, 2013 amounts above include $32.7 billion and $38.1 billion, respectively, of AGM structured finance net par outstanding. AGM has not insured a mortgage-backed transaction since January 2008 and announced in August 2008 that it would no longer issue new policies on structured finance obligations. The structured finance transactions that remain in AGM’s insured portfolio have an average internal rating by the Company of double-A. Management expects AGM’s structured finance portfolio to run-off rapidly:17% by year-end 2014, 54% by year-end 2016, and 79% by year-end 2018.

The following tables set forth the Company’s net financial guaranty portfolio by internal rating.

Financial Guaranty Portfolio by Internal Rating
As of June 30, 2014

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$4,239	1.3%	$1,031	2.9%	$26,709	51.9%	$7,597	64.5%	$39,576	9.0%
AA	100,089	29.5	432	1.2	8,963	17.4	567	4.8	110,051	25.2
A	184,593	54.5	9,803	27.7	2,395	4.7	610	5.2	197,401	45.1
BBB	41,174	12.1	22,529	63.6	3,331	6.5	1,939	16.5	68,973	15.8
BIG	8,861	2.6	1,613	4.6	10,044	19.5	1,057	9.0	21,575	4.9
Total net par outstanding (excluding loss mitigation bonds)	$338,956	100.0%	$35,408	100.0%	$51,442	100.0%	$11,770	100.0%	$437,576	100.0%
Loss Mitigation Bonds	29		—		1,187		—		1,216
Net Par Outstanding (including loss mitigation bonds)	$338,985		$35,408		$52,629		$11,770		$438,792

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2013

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$4,998	1.4%	$1,016	3.0%	$32,317	54.9%	$9,684	69.1%	$48,015	10.5%
AA	107,503	30.5	422	1.2	9,431	16.0	577	4.1	117,933	25.7
A	192,841	54.8	9,453	27.9	2,580	4.4	742	5.3	205,616	44.8
BBB	37,745	10.7	21,499	63.2	3,815	6.4	1,946	13.9	65,005	14.1
BIG	9,094	2.6	1,608	4.7	10,764	18.3	1,072	7.6	22,538	4.9
Total net par outstanding (excluding loss mitigation bonds)	$352,181	100.0%	$33,998	100.0%	$58,907	100.0%	$14,021	100.0%	$459,107	100.0%
Loss Mitigation Bonds	32		—		1,163		—		1,195
Net Par Outstanding (including loss mitigation bonds)	$352,213		$33,998		$60,070		$14,021		$460,302

 In accordance with the terms of certain credit derivative contracts, the referenced obligations in such contracts have been delivered to the Company and therefore are included in the investment portfolio. Such amounts are still included in the financial guaranty insured portfolio (excluding loss mitigation bonds), and totaled $165 million and $195 million in gross par outstanding as of June 30, 2014 and December 31, 2013, respectively.

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

Gross Direct Economic Exposure
to Selected European Countries(1)
As of June 30, 2014

	Hungary	Ireland	Italy	Portugal	Spain	Total
	(in millions)
Sovereign and sub-sovereign exposure:
Non-infrastructure public finance (2)	$—	$—	$1,348	$109	$438	$1,895
Infrastructure finance	394	—	17	11	158	580
Sub-total	394	—	1,365	120	596	2,475
Non-sovereign exposure:
Regulated utilities	—	—	262	—	—	262
RMBS	224	144	371	—	—	739
Sub-total	224	144	633	—	—	1,001
Total	$618	$144	$1,998	$120	$596	$3,476
Total BIG	$618	$—	$—	$120	$595	$1,333

Net Direct Economic Exposure
to Selected European Countries(1)
As of June 30, 2014

	Hungary	Ireland	Italy	Portugal	Spain	Total
	(in millions)
Sovereign and sub-sovereign exposure:
Non-infrastructure public finance (2)	$—	$—	$1,007	$95	$272	$1,374
Infrastructure finance	369	—	16	11	155	551
Sub-total	369	—	1,023	106	427	1,925
Non-sovereign exposure:
Regulated utilities	—	—	242	—	—	242
RMBS	214	144	308	—	—	666
Sub-total	214	144	550	—	—	908
Total	$583	$144	$1,573	$106	$427	$2,833
Total BIG	$583	$—	$—	$106	$427	$1,116
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

The tables above include the par amount of financial guaranty contracts accounted for as derivatives of $139 million with a fair value of $6 million, net of reinsurance. The Company’s credit derivative transactions are governed by International Swaps and Derivatives Association, Inc. ("ISDA") documentation, and the Company is required to make a loss payment on them only upon the occurrence of one or more defined credit events with respect to the referenced securities or loans.

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

Indirect Exposure to Selected European Countries

The Company has excluded from the exposure tables above its indirect economic exposure to the Selected European Countries through insurance it provides on pooled corporate and commercial receivables transactions. The Company considers economic exposure to a Selected European Country to be indirect when that exposure relates to only a small portion of an insured transaction that otherwise is not related to that Selected European Country.

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

Indirect Exposure to Selected European Countries
As of June 30, 2014

	Greece	Ireland	Italy	Portugal	Spain	Total
	(dollars in millions)
Pooled corporate
Gross par ($ millions)	$17	$104	$124	$3	$417	$665
Net par ($ millions)	$16	$87	$112	$3	$377	$595
Average proportion	1.5%	2.4%	2.6%	0.5%	4.2%	3.2%
Commercial receivables
Gross par ($ millions)	$—	$13	$58	$13	$2	$86
Net par ($ millions)	$—	$13	$57	$12	$2	$84
Average proportion	0.0%	10.8%	7.4%	2.3%	1.8%	5.5%

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

 The Republic of Hungary is rated “BB” and “Ba1” by S&P and Moody’s, respectively. The country continues to face significant economic and political challenges. The Company’s sovereign and sub-sovereign exposure to Hungarian credits includes an infrastructure financing dependent on payments by government agencies. The Company rates this exposure ($369 million net par) below investment grade. The Company is closely monitoring developments with respect to the ability and willingness of these entities to meet their payment obligations. The Company’s non-sovereign exposure to Hungary comprises covered mortgage bonds issued by Hungarian banks. The Company rates the covered bonds ($214 million net par) below investment grade.

The Kingdom of Spain is rated “BBB” by S&P and “Baa2” by Moody’s. S&P upgraded its rating from ‘BBB-’ on May 23, 2014 reflecting the agency’s view of improving economic growth and competitiveness as a result of Spain’s structural reforms efforts since 2010, including the 2012 labor reforms. The Company’s sovereign and sub-sovereign exposure to Spanish credits includes infrastructure financings dependent on payments by sub-sovereigns and government agencies, financings dependent on lease and other payments by sub-sovereigns and government agencies, and an issuance by a regulated utility. The Company rates all ($427 million aggregate net par) of its exposure to sovereign and sub-sovereign credits in Spain below investment grade. The Company is closely monitoring developments with respect to the ability and willingness of these entities to meet their payment obligations.

 The Republic of Portugal is rated “BB” and “Ba1” by S&P and Moody's, respectively. Moody’s upgraded Portugal to ‘Ba2’ from ‘Ba3’ on May 9, 2014 and to ‘Ba1’ on July 25, 2014. The rating actions reflected Moody's expectation that the country’s fiscal consolidation will remain on track, supporting a gradual reduction in the very high public debt burden in the coming years. In addition, Moody's stated that it does not expect that the current uncertainties surrounding one of Portugal’s largest banks will have a material impact on the government's balance sheet. Moody’s upgrades also reflected the government's comfortable liquidity position, with regained access to the public debt markets and sizeable cash buffers. The Company’s exposure to sovereign and sub-sovereign Portuguese credits includes financings dependent on lease payments by sub-sovereigns and government agencies and infrastructure financings dependent on payments by sub-sovereigns and government agencies. The Company rates four of these transactions ($106 million aggregate net par) below investment grade. The Company is closely monitoring developments with respect to the ability and willingness of these entities to meet their payment obligations.

 The Republic of Ireland is currently rated “A-” and “Baa1” by S&P and Moody’s, respectively. S&P upgraded its rating from ‘BBB+’ on June 6, 2014 reflecting the agency’s view of the brightening prospects for Ireland’s domestic economy, which are expected to underpin further improvements in the government’s financial profile, capital market access, and financial system asset quality. Moody’s upgraded Ireland from ‘Baa3’ on May 16, 2014 due to, among other factors, the pick-up in the country’s growth momentum, which will speed up ongoing fiscal consolidation, and the recovery in the Irish property market. The Company’s exposure to Irish credits includes exposure in a pool of infrastructure financings dependent on payments by a sub-sovereign and mortgage reinsurance on a pool of Irish residential mortgages originated in 2004-2006 left from its legacy mortgage reinsurance business. Only $7 million of the Company’s exposure to Ireland is below investment grade, and it is indirect in non-sovereign pooled corporate transactions.

The Republic of Italy is rated “BBB” and “Baa2” by S&P and Moody’s, respectively. Despite its wealthy and diversified economy, Italy continues to face significant economic and political challenges. The Company’s sovereign and sub-sovereign exposure to Italy depends on payments by Italian governmental entities in connection with infrastructure financings or for services already rendered. The Company’s non-sovereign Italian exposure is comprised primarily of securities backed by Italian residential mortgages or in one case a government-sponsored water utility. The Company is closely monitoring the ability and willingness of these obligors to make timely payments on their obligations.

The Hellenic Republic of Greece is rated “B-” and “Caa3” by S&P and Moody’s, respectively. Despite improvements in its medium-term economic outlook and the government’s success with fiscal consolidation, Greece continues to face significant economic and political challenges. As of June 30, 2014 the Company no longer had any direct economic exposure to Greece, although it does still have small, indirect exposures as described above under "Indirect Exposure to Selected European Countries".

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

Exposure to Puerto Rico

The Company insures general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $5.2 billion net par. The Company rates $5.0 billion net par of that amount BIG.

Puerto Rico has experienced significant general fund budget deficits in recent years. These deficits have been covered primarily with the net proceeds of bond issuances, with interim financings provided by Government Development Bank for Puerto Rico (“GDB”) and, in some cases, with onetime revenue measures or expense adjustment measures. In addition to high debt levels, Puerto Rico faces a challenging economic environment.

In June 2014, the Puerto Rico legislature passed the Puerto Rico Public Corporation Debt Enforcement and Recovery Act (the "Recovery Act") in order to provide a legislative framework for certain public corporations experiencing severe financial stress to restructure their debt. In its Quarterly Report dated as of July 17, 2014, the Commonwealth stated the Puerto Rico Electric Power Authority (“PREPA”) may need to seek relief under the Recovery Act due to liquidity constraints. In the same report, the Commonwealth disclosed PREPA utilized approximately $42 million on deposit in its reserve account in order to pay scheduled principal or interest (“Debt Service”) due on its bonds on July 1, 2014. Investors in bonds issued by PREPA have filed suit in the United States District Court for the District of Puerto Rico asserting the Recovery Act violates the U.S. Constitution.

Following the enactment of the Recovery Act, S&P, Moody’s and Fitch Ratings lowered the credit rating of the Commonwealth’s bonds and the ratings on certain of Puerto Rico’s public corporations. The Commonwealth disclosed its liquidity has been adversely affected by rating agency downgrades and by the limited market access for its debt. The Commonwealth noted it has relied on short-term financings and interim loans from the GDB and other private lenders, which reliance has constrained its liquidity and increased its near-term refinancing risk. The Commonwealth has also noted it is committed to addressing its fiscal and economic challenges and to repaying the general obligation debt of the Commonwealth and the debt of GDB and the public corporations that are not eligible to seek relief under the Recovery Act.

Net Exposure to Puerto Rico
As of June 30, 2014

	Net Par Outstanding
	AGM Consolidated	AGC Consolidated	AG Re (1) Consolidated	Eliminations (2)	Total	Internal Rating
	(in millions)
Exposures subject to the terms of the Recovery Act:
Puerto Rico Highways and Transportation Authority (Transportation revenue)	$316	$400	$236	$(80)	$872	BB-
PREPA	481	65	273	—	819	B-
Puerto Rico Aqueduct and Sewer Authority	—	288	96	—	384	BB-
Puerto Rico Highways and Transportation Authority (Highway revenue)	216	28	58	—	302	BB
Puerto Rico Convention Center District Authority	—	93	92	—	185	BB-
Total	1,013	874	755	(80)	2,562

Exposures not subject to the terms of the Recovery Act:
Commonwealth of Puerto Rico - General Obligation Bonds	758	476	532	—	1,766	BB
Puerto Rico Municipal Finance Authority	252	49	149	—	450	BB-
Puerto Rico Sales Tax Financing Corporation	261	—	7	—	268	BBB
Puerto Rico Public Buildings Authority	32	46	46	—	124	BB
GDB	—	33	—	—	33	BB
Puerto Rico Infrastructure Financing Authority	—	10	8	—	18	BB-
University of Puerto Rico	—	1	—	—	1	BB-
Total	1,303	615	742	—	2,660
Total net exposure to Puerto Rico	$2,316	$1,489	$1,497	$(80)	$5,222
 ___________________

(1)	Assured Guaranty Re Ltd.

(2)
Net par outstanding eliminations relate to second-to-pay policies under which an Assured Guaranty insurance subsidiary guarantees an obligation already insured by another Assured Guaranty insurance subsidiary.

The following table shows the scheduled amortization of the general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations insured by the Company. The Company guarantees payments of interest and principal when those amounts are scheduled to be paid and cannot be required to pay on an accelerated basis. In the event that obligors default on their obligations, the Company would only pay the shortfall between the principal and interest due in any given period and the amount paid by the obligors.

Amortization Schedule
of Net Par Outstanding of Puerto Rico
As of June 30, 2014

	Scheduled Net Par Amortization
	2014 (2H)	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024 -2028	2029 -2033	2034 -2038	2039 -2043	2044 -2047	Total
	(in millions)
Exposures subject to the terms of the Recovery Act:
Puerto Rico Highways and Transportation Authority (Transportation revenue)	$29	$22	$29	$32	$39	$26	$21	$16	$17	$17	$86	$94	$288	$156	$—	$872
PREPA	46	73	19	4	4	24	40	20	20	78	347	136	8	—	—	819
Puerto Rico Aqueduct and Sewer Authority	—	14	15	—	—	—	—	—	—	—	109	—	—	—	246	384
Puerto Rico Highways and Transportation Authority (Highway revenue)	8	6	31	5	5	11	12	15	6	7	20	95	81	—	—	302
Puerto Rico Convention Center District Authority	10	11	11	—	—	—	—	—	—	—	19	50	84	—	—	185
Total	93	126	105	41	48	61	73	51	43	102	581	375	461	156	246	2,562

Exposures not subject to the terms of the Recovery Act:
Commonwealth of Puerto Rico - General Obligation Bonds	94	109	127	95	64	82	137	16	37	14	282	310	399	—	—	1,766
Puerto Rico Municipal Finance Authority	50	51	48	41	43	39	35	30	30	16	60	7	—	—	—	450
Puerto Rico Sales Tax Financing Corporation	(1)	(1)	(1)	(1)	(1)	(1)	(1)	(2)	(2)	1	(7)	20	10	255	—	268
Puerto Rico Public Buildings Authority	17	12	9	31	2	7	10	12	—	8	9	2	5	—	—	124
GDB	—	33	—	—	—	—	—	—	—	—	—	—	—	—	—	33
Puerto Rico Infrastructure Financing Authority	—	—	—	—	2	—	—	—	—	2	—	—	1	13	—	18
University of Puerto Rico	0	0	0	0	0	0	0	0	0	0	0	1	—	—	—	1
Total	160	204	183	166	110	127	181	56	65	41	344	340	415	268	—	2,660
Total net par for Puerto Rico(1)	$253	$330	$288	$207	$158	$188	$254	$107	$108	$143	$925	$715	$876	$424	$246	$5,222
________________

(1)	In July 2014, various Puerto Rico issuers made payment on $215 million of par scheduled to be paid; of that amount, $46 million of par was paid by PREPA.

Amortization Schedule
of Net Debt Service Outstanding of Puerto Rico
As of June 30, 2014

	Scheduled Net Debt Service Amortization
	2014 (2H)	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024 -2028	2029 -2033	2034 -2038	2039 -2043	2044 -2047	Total
	(in millions)
Exposures subject to the terms of the Recovery Act:
Puerto Rico Highways and Transportation Authority (Transportation revenue)	$51	$65	$72	$72	$78	$63	$57	$51	$50	$50	$240	$217	$355	$167	$—	$1,588
PREPA	64	107	51	36	35	55	69	47	47	102	421	152	9	—	—	1,195
Puerto Rico Aqueduct and Sewer Authority	10	33	33	18	18	18	18	18	18	18	189	63	63	63	278	858
Puerto Rico Highways and Transportation Authority (Highway revenue)	16	22	46	19	19	24	24	26	17	18	69	131	87	—	—	518
Puerto Rico Convention Center District Authority	14	19	18	7	7	7	7	7	7	7	52	78	89	—	—	319
Total	155	246	220	152	157	167	175	149	139	195	971	641	603	230	278	4,478

Exposures not subject to the terms of the Recovery Act:
Commonwealth of Puerto Rico - General Obligation Bonds	137	192	205	167	132	147	195	71	91	67	504	467	439	—	—	2,814
Puerto Rico Municipal Finance Authority	61	70	65	56	55	49	43	37	35	20	69	7	—	—	—	567
Puerto Rico Sales Tax Financing Corporation	5	13	13	13	13	13	13	13	13	16	65	95	76	291	—	652
Puerto Rico Public Buildings Authority	19	18	13	35	5	9	13	14	1	9	12	4	6	—	—	158
GDB	0	35	—	—	—	—	—	—	—	—	—	—	—	—	—	35
Puerto Rico Infrastructure Financing Authority	0	1	1	1	3	1	1	1	1	2	4	4	4	15	—	39
University of Puerto Rico	0	0	0	0	0	0	0	0	0	0	0	1	—	—	—	1
Total	222	329	297	272	208	219	265	136	141	114	654	578	525	306	—	4,266
Total net debt service for Puerto Rico (1)	$377	$575	$517	$424	$365	$386	$440	$285	$280	$309	$1,625	$1,219	$1,128	$536	$278	$8,744
__________________

(1)	In July 2014, various Puerto Rico issuers made scheduled par payments of $215 million, plus interest. Of that amount $46 million of par related to PREPA.

Exposure to Residential Mortgage-Backed Securities

The tables below provide information on the risk ratings and certain other risk characteristics of the Company’s financial guaranty insurance and credit derivative RMBS exposures as of June 30, 2014. U.S. RMBS exposures represent 3% of the total net par outstanding, and BIG U.S. RMBS represent 33% of total BIG net par outstanding. The tables presented provide information with respect to the underlying performance indicators of this book of business. See Note 5, Expected Loss to be Paid, of the Financial Statements, for a discussion of expected losses to be paid on U.S. RMBS exposures.

All performance information such as pool factor, subordination, cumulative losses and delinquency is based on June 30, 2014 information obtained from third parties and/or provided by the trustee prior to the date of this filing. It is possible that the Company may receive updated or additional information for this period in the future.

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

Distribution of U.S. RMBS by Rating and Type of Exposure as of June 30, 2014

Ratings:	Prime First Lien	Closed-End Second Lien	HELOC	Alt-A First Lien	Option ARMs	Subprime First Lien	Total Net Par Outstanding
	(dollars in millions)
AAA	$1	$—	$14	$205	$53	$2,280	$2,553
AA	91	91	83	526	182	1,373	2,346
A	7	0	8	—	17	121	153
BBB	30	—	127	17	32	138	344
BIG	381	140	1,670	2,621	548	1,824	7,185
Total exposures	$509	$232	$1,901	$3,369	$833	$5,736	$12,580

Distribution of Financial Guaranty Direct U.S. RMBS
Insured January 1, 2005 or Later by Exposure Type, Average Pool Factor, Subordination,
Cumulative Losses and 60+ Day Delinquencies
As of June 30, 2014

	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
U.S. Prime First Lien	$487	29.2%	3.8%	4.7%	15.8%	8
U.S. Closed-End Second Lien	222	10.6%	—%	69.2%	5.0%	9
U.S. HELOC	1,681	15.6%	4.6%	37.5%	3.7%	18
U.S. Alt-A First Lien	3,297	31.5%	5.5%	17.5%	25.5%	43
U.S. Option ARMs	801	32.8%	4.5%	22.1%	26.4%	19
U.S. Subprime First Lien	4,567	27.1%	36.7%	24.6%	33.1%	21

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

Exposure by Reinsurer

	Ratings at		Par Outstanding
	August 5, 2014		As of June 30, 2014
Reinsurer	Moody’s Reinsurer Rating	S&P Reinsurer Rating	Ceded Par Outstanding(1)	Second-to- Pay Insured Par Outstanding	Assumed Par Outstanding
	(dollars in millions)
American Overseas Reinsurance Company Limited (f/k/a Ram Re)	WR (2)	WR	$7,854	$—	$30
Tokio Marine & Nichido Fire Insurance Co., Ltd.	Aa3 (3)	AA- (3)	6,031	—	—
Radian Asset Assurance Inc. ("Radian")	Ba1	B+	4,600	22	940
Syncora Guarantee Inc.	WR	WR	4,198	1,784	161
Mitsui Sumitomo Insurance Co. Ltd.	A1	A+ (3)	2,101	—	—
ACA Financial Guaranty Corp.	NR (5)	WR	801	3	—
Federal Insurance Company	Aa2	AA	382	—	—
Swiss Reinsurance Co.	Aa3	AA-	344	—	—
Security Life of Denver Insurance Company	A3	A-	239	—	—
Ambac Assurance Corporation ("Ambac")(4)	WR	WR	82	5,665	17,336
CIFG Assurance North America Inc. ("CIFG")	WR	WR	—	114	4,758
MBIA Inc.	(4)	(4)	—	9,968	7,008
Financial Guaranty Insurance Co.	WR	WR	—	2,227	1,180
Other	Various	Various	247	2,164	46
Total			$26,879	$21,947	$31,459
____________________

(1)	Includes $2,827 million in ceded par outstanding related to insured credit derivatives.

(2)    Represents “Withdrawn Rating.”

(3)    The Company has structural collateral agreements satisfying the triple-A credit requirement of S&P and/or Moody’s.

(4)	MBIA Inc. includes various subsidiaries which are rated AA- and B by S&P and A3, Ba2 and B2 by Moody’s. Ambac includes policies in their general and segregated account.

(5)    Represents “Not Rated.”

Ceded Par Outstanding by Reinsurer and Credit Rating
As of June 30, 2014

	Internal Credit Rating
Reinsurer	AAA	AA	A	BBB	BIG	Total
	(in millions)
American Overseas Reinsurance Company Limited (f/k/a Ram Re)	$817	$2,700	$2,376	$1,402	$559	$7,854
Tokio Marine & Nichido Fire Insurance Co., Ltd.	949	1,087	1,673	1,466	856	6,031
Radian	207	288	2,284	1,259	562	4,600
Syncora Guarantee Inc.	—	223	766	2,401	808	4,198
Mitsui Sumitomo Insurance Co. Ltd.	143	678	771	310	199	2,101
ACA Financial Guaranty Corp	—	465	324	12	—	801
Federal Insurance Company	—	—	382	—	—	382
Swiss Reinsurance Co.	—	1	239	28	76	344
Security Life of Denver Insurance Company	—	—	239	—	—	239
Ambac	—	—	82	—	—	82
Other	—	88	123	36	—	247
Total	$2,116	$5,530	$9,259	$6,914	$3,060	$26,879

In accordance with U.S. statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. All of the unauthorized reinsurers in the table above post collateral for the benefit of the Company in an amount at least equal to the sum of their ceded unearned premium reserve, loss reserves and contingency reserves all calculated on a statutory basis of accounting. In addition, certain authorized reinsurers in the table above post collateral on terms negotiated with the Company. Collateral may be in the form of letters of credit or trust accounts. The total collateral posted by all non-affiliated reinsurers as of June 30, 2014 is approximately $681 million.

Second-to-Pay
Insured Par Outstanding by Internal Rating
As of June 30, 2014

	Public Finance					Structured Finance
	AAA	AA	A	BBB	BIG	AAA	AA	A	BBB	BIG	Total
	(in millions)
Radian	$—	$—	$3	$13	$6	$—	$—	$—	$—	$—	$22
Syncora Guarantee Inc.	—	25	376	794	317	114	—	—	—	158	1,784
ACA Financial Guaranty Corp.	—	1	—	2	—	—	—	—	—	—	3
Ambac	30	1,320	2,845	956	76	—	39	67	201	131	5,665
CIFG	—	5	56	22	31	—	—	—	—	—	114
MBIA Inc.	201	2,300	4,401	1,000	—	—	1,646	24	173	223	9,968
Financial Guaranty Insurance Co.	—	78	1,007	306	346	413	—	32	—	45	2,227
Other	—	—	2,164	—	—	—	—	—	—	—	2,164
Total	$231	$3,729	$10,852	$3,093	$776	$527	$1,685	$123	$374	$557	$21,947

Liquidity and Capital Resources

Liquidity Requirements and Sources

AGL and its Holding Company Subsidiaries

The liquidity of AGL, AGUS and Assured Guaranty Municipal Holdings Inc. ("AGMH") is largely dependent on dividends from their operating subsidiaries and their access to external financing. The liquidity requirements of these entities include the payment of operating expenses, interest on debt issued by AGUS and AGMH, and dividends on AGL's common shares. AGL and its holding company subsidiaries may also require liquidity to make periodic capital investments in their operating subsidiaries or, in the case of AGL, to repurchase its common shares pursuant to its share repurchase authorization. In the ordinary course of business, the Company evaluates its liquidity needs and capital resources in light of holding company expenses and dividend policy, as well as rating agency considerations. The Company also subjects its cash flow projections and its assets to a stress test, maintaining a liquid asset balance of one time its stressed operating company net cash flows. Management believes that AGL will have sufficient liquidity to satisfy its needs over the next twelve months. See “—Insurance Company Regulatory Restrictions” below for a discussion of the dividend restrictions of its insurance company subsidiaries.

AGL and Holding Company Subsidiaries
Significant Cash Flow Items

	Second Quarter		Six Months
	2014	2013	2014	2013
	(in millions)
Dividends paid by AGC to AGUS	$15	$17	$15	$17
Dividends paid by AGM to AGMH	45	38	45	38
Dividends paid by AG Re to AGL	20	60	82	100
Dividends paid by other subsidiaries to AGMH	10	—	10	—
Repayment of surplus note by AGM to AGMH	—	—	25	25
Dividends paid to AGL shareholders	(20)	(19)	(40)	(38)
Repurchases of common shares	(177)	(205)	(212)	(244)
Interest paid	(28)	(28)	(35)	(35)
Proceeds from issuance of long-term debt	496	—	496	—

Dividends

The Company anticipates that for the next twelve months, amounts paid by AGL’s direct and indirect insurance company subsidiaries as dividends or other distributions will be a major source of its liquidity. The insurance company subsidiaries’ ability to pay dividends depends upon their financial condition, results of operations, cash requirements, and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their states of domicile. Dividend restrictions applicable to AGC and AGM, and to AG Re, are described under Note 11, Insurance Company Regulatory Requirements.

•
Under New York's insurance law, AGM may only pay dividends out of "earned surplus" and may pay dividends without the prior approval of the New York Superintendent of Financial Services ("New York Superintendent") that, together with all dividends paid in the prior 12 months, does not exceed 10% of its policyholders' surplus (as of its last annual or quarterly statement filed with the New York Superintendent) or 100% of its adjusted net investment income during that period. The aggregate amount available for AGM to distribute as dividends in the next twelve months without regulatory approval is estimated to be approximately $174 million.

•
Under Maryland's insurance law, AGC may, with prior notice to the Maryland insurance commissioner, pay an ordinary dividend that, together with all dividends paid in the prior 12 months, does not exceed 10% of its policyholders' surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. The aggregate amount available for AGC to distribute as ordinary dividends in 2014, including amounts already paid per the table above, will be approximately $69 million.

•	MAC is a New York domiciled insurance company subject to the same dividend limitations described above for AGM. The Company does not currently anticipate that MAC will distribute any dividends.

•
AG Re, based on regulatory capital requirements, has $784 million in excess capital and surplus. However, dividends are paid out of an insurer's statutory surplus and cannot exceed that surplus; AG Re's outstanding statutory surplus is $276 million. In addition, annual dividends cannot exceed 25% of total statutory capital and surplus, which is $280 million, without AG Re certifying to the Bermuda Monetary Authority that it will continue to meet required margins. As of June 30, 2014, AG Re had unencumbered assets of approximately $217 million. Such amount will fluctuate during the quarter based upon factors including the market value of previously posted assets and additional ceded reserves, if any.

Generally, dividends paid by a U.S. company to a Bermuda holding company are subject to a 30% withholding tax. After AGL became tax resident in the U.K., it became subject to the tax rules applicable to companies resident in the U.K., including the benefits afforded by the U.K.’s tax treaties. The income tax treaty between the U.K. and the U.S. reduces or eliminates the U.S. withholding tax on certain U.S. sourced investment income (to 5% or 0%), including dividends from U.S. subsidiaries to U.K. resident persons entitled to the benefits of the treaty.

External Financing

From time to time, AGL and its subsidiaries have sought external debt or equity financing in order to meet their obligations. External sources of financing may or may not be available to the Company, and if available, the cost of such financing may not be acceptable to the Company.

On June 20, 2014, AGUS issued $500 million of 5.0% Senior Notes due 2014. The notes are guaranteed by AGL. The net proceeds of the notes will be used for general corporate purposes, including the purchase of AGL common shares.

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

In addition, in connection with the acquisition of MAC, AGUS entered into a loan agreement with its affiliate AGRO in 2012 to borrow $90 million in order to fund the purchase price. That loan remained outstanding as of June 30, 2014.

Cash and Investments

As of June 30, 2014, AGL had $46 million in cash and short-term investments. AGUS and AGMH had a total of $244 million in cash, short-term investments and other invested assets. In addition, the U.S. holding companies have $342 million in fixed-maturity securities with weighted average duration of 0.5 years.

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

Claims (Paid) Recovered

	Second Quarter		Six Months
	2014	2013	2014	2013
	(in millions)
U.S. RMBS before benefit for recoveries for breaches of R&W	$(34)	$(212)	$(76)	$(366)
Net benefit for recoveries for breaches of R&W	89	525	128	614
U.S. RMBS after benefit for recoveries for breaches of R&W	55	313	52	248
Other structured finance	(3)	(116)	(4)	(120)
Public finance	(24)	(7)	(30)	(30)
Other	—	10	—	10
Claims (paid) recovered, net of reinsurance(1)	$28	$200	$18	$108
____________________

(1)
Includes $6 million paid and $168 million recovered for consolidated FG VIEs for Second Quarter 2014 and 2013, respectively, and $7 million paid and $159 million recovered for consolidated FG VIEs for Six Months 2014 and 2013, respectively. Claims recovered include invested assets received as part of a restructuring. See Note 5, Expected Loss to be Paid, of the Financial Statements.

The Company has exposure to infrastructure transactions with refinancing risk; in such transactions, if refinancings anticipated when the policies were issued are not available, the Company may be obligated to make claim payments. Although the Company may not experience ultimate loss on a particular transaction, the aggregate amount of the claim payments may be substantial and reimbursement may not occur for an extended time, if at all. As of June 30, 2014, the Company's insured exposure to such transactions was approximately $3.1 billion. The Company generally projects that in most scenarios it will be fully reimbursed for claim payments it makes on such exposure. However, the recovery of the payments is uncertain and may take from 10 to 35 years, depending on the transaction and the performance of the underlying collateral.The Company estimates total claims for the two largest transactions with significant refinancing risk, assuming no refinancing, and based on certain performance assumptions could be $1.8 billion on a gross basis; such claims would be payable from 2017 through 2022.

In addition, the Company has net par exposure of $5.2 billion to the Commonwealth of Puerto Rico, of which $5.0 billion net par is rated BIG by the Company. Puerto Rico has experienced significant general fund budget deficits in recent years. These deficits have been covered primarily with the net proceeds of bond issuances, with interim financings provided by GDB and, in some cases, with onetime revenue measures or expense adjustment measures. In addition to high debt levels,

Puerto Rico faces a challenging economic environment. Information regarding the Company's exposure to the Commonwealth of Puerto Rico and its related authorities and public corporations is set forth in "Insured Portfolio-Exposure to Puerto Rico" above.

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

Consolidated Cash Flows

Consolidated Cash Flow Summary

	Second Quarter		Six Months
	2014	2013	2014	2013
	(in millions)
Net cash flows provided by (used in) operating activities before effects of FG VIEs consolidation	$74	$298	$183	$263
Effect of FG VIEs consolidation	47	(162)	39	(141)
Net cash flows provided by (used in) operating activities - reported	121	136	222	122
Net cash flows provided by (used in) investing activities	(504)	235	(229)	472
Net cash flows provided by (used in) financing activities (1)	269	(352)	(73)	(585)
Effect of exchange rate changes	1	(1)	2	(4)
Cash at beginning of period	219	125	184	138
Total cash at the end of the period	$106	$143	$106	$143
____________________

(1)	Claims paid on consolidated FG VIEs are presented in the consolidated cash flow statements as a component of paydowns on FG VIE liabilities in financing activities as opposed to operating activities.

Six Months 2014 included $68 million in net proceeds from purchases and sales in the trading portfolio, compared with $24 million in Six Months 2013. Excluding net cash flows from purchases and sales of the trading portfolio and the effect of consolidating FG VIEs, cash flows from operating activities decreased for Six Months 2014 compared to Six Months 2013 due primarily to lower claim payments and higher proceeds from R&W settlements in 2013, and lower premium cash receipts, offset in part by cash received on commutation agreements in 2014.

Investing activities were primarily net sales (purchases) of fixed maturity and short-term investment securities. Investing cash flows in Six Months 2014 and 2013 include inflows of $315 million and $440 million for FG VIEs, respectively. Six Months 2013 included proceeds from sales of third party surplus notes and other invested assets.

Financing activities consisted primarily of paydowns of FG VIE liabilities and share repurchases. Financing cash flows in Six Months 2014 and 2013 include outflows of $311 million and $289 million for FG VIEs, respectively. Share repurchases in Six Months 2014 and 2013 were $212 million and $244 million, respectively. In addition, 2014 amounts include net proceeds of $496 million from issuance of long-term debt.

Under the $400 million share repurchase authorization approved in November 2013, the Company repurchased 7.1 million common shares in Second Quarter 2014 for $177 million at an average price of $25.14 per share. Year to date, including repurchases since June 30, 2014, the Company has repurchased a total of 14.1 million common shares for $345 million at an average price of $24.49 per share. On August 6, 2014, the Company's Board of Directors approved an incremental $400 million share repurchase authorization. The Company expects the repurchases to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including free funds available at the parent company, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. It does not have an expiration date.

Commitments and Contingencies

Leases

AGL and its subsidiaries are party to various lease agreements. Future cash payments associated with contractual obligations pursuant to operating leases for office space have not materially changed since December 31, 2013.

Long-Term Debt Obligations

The outstanding principal and interest paid on long-term debt were as follows:

Principal Outstanding
and Interest Paid on Long-Term Debt

	Principal Amount		Interest Paid
	As of June 30,	As of December 31,	Second Quarter		Six Months
	2014	2013	2014	2013	2014	2013
	(in millions)
AGUS:
7.0% Senior Notes	$200	$200	$7	$7	$7	$7
5.0% Senior Notes	500	—	—	—	—	—
Series A Enhanced Junior Subordinated Debentures	150	150	5	5	5	5
Total AGUS	850	350	12	12	12	12
AGMH(1):
67/8% QUIBS	100	100	1	1	3	3
6.25% Notes	230	230	3	3	7	7
5.60% Notes	100	100	2	2	3	3
Junior Subordinated Debentures	300	300	10	10	10	10
Total AGMH	730	730	16	16	23	23
AGM(1):
AGM Notes Payable	27	34	0	1	1	3
Total	$1,607	$1,114	$28	$29	$36	$38
 ____________________

(1)
Principal amounts vary from carrying amounts due primarily to acquisition method fair value adjustments at the AGMH acquisition date, which are accreted or amortized into interest expense over the remaining terms of these obligations.

AGL fully and unconditionally guarantees the following obligations:

•	7.0% Senior Notes issued by AGUS

•	5.0% Senior Notes issued by AGUS

•	6 7/8% Quarterly Income Bonds Securities (“QUIBS”) issued by AGMH

•	6.25% Notes issued by AGMH

•	5.60% Notes issued by AGMH

In addition, AGL guarantees, on a junior subordinated basis, AGUS’s Series A, Enhanced Junior Subordinated Debentures and AGMH’s outstanding Junior Subordinated Debentures.

7.0% Senior Notes issued by AGUS.  On May 18, 2004, AGUS issued $200 million of 7.0% senior notes due 2034 for net proceeds of $197 million. Although the coupon on the Senior Notes is 7.0%, the effective rate is approximately 6.4%, taking into account the effect of a cash flow hedge.

5.0% Senior Notes issued by AGUS. On June 20, 2014, AGUS issued $500 million of 5.0% Senior Notes due 2024 for net proceeds of $496 million. The notes are guaranteed by AGL. The net proceeds from the sale of the notes will be used for general corporate purposes, including the purchase of common shares of AGL. Assured Guaranty has invested such net proceeds in short term and other marketable securities.

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $1.3 billion as of June 30, 2014. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. It is difficult to determine the probability that AGM will have to pay strip provider claims or the likely aggregate amount of such claims. At June 30, 2014, approximately $1.4 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

On July 1, 2009, AGM and Dexia Crédit Local S.A., acting through its New York Branch (“Dexia Crédit Local (NY)”), entered into a credit facility (the “Strip Coverage Facility”). Under the Strip Coverage Facility, Dexia Crédit Local (NY) agreed to make loans to AGM to finance all draws made by lessors on AGM strip policies that were outstanding as of November 13, 2008, up to the commitment amount. The commitment amount of the Strip Coverage Facility was $1 billion at closing of the Company's acquisition of AGMH. AGM has reduced the maximum commitment amount from time to time, after taking into account its experience with its exposure to leveraged lease transactions. Most recently, as of June 30, 2014, AGM reduced the maximum commitment amount to $495 million and agreed with Dexia Crédit Local (NY) that the commitment amount would no longer amortize on a scheduled monthly basis.

Fundings under this facility are subject to certain conditions precedent, and their repayment is collateralized by a security interest that AGM granted to Dexia Crédit Local (NY) in amounts that AGM recovers—from the tax-exempt entity, or from asset sale proceeds—following its payment of strip policy claims. On June 30, 2014, AGM and Dexia Crédit Local (NY) agreed to shorten the duration of the facility. Accordingly, the Strip Coverage Facility will terminate upon the earliest to occur of an AGM change of control, the reduction of the commitment amount to $0 in accordance with the terms of the facility, and June 30, 2024 (rather than January 31, 2042).

The Strip Coverage Facility’s financial covenants require that AGM and its subsidiaries maintain:

•a maximum debt-to-capital ratio of 30%; and

•
a minimum net worth of 75% of consolidated net worth as of July 1, 2009, plus, beginning June 30, 2015 and on each anniversary of such date, an amount equal to the product of (i) 25% of the aggregate consolidated net income (or loss) for the period beginning July 2, 2009 and ending on June 30, 2014 and (ii) a fraction, the numerator of which is the commitment amount as of the relevant calculation date and the denominator of which is $1 billion.

The Company was in compliance with all financial covenants as of June 30, 2014.

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

As of June 30, 2014, no amounts were outstanding under this facility, nor have there been any borrowings during the life of this facility.

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

Fixed-Maturity Securities and Short-Term Investments

The Company’s fixed-maturity securities and short-term investments had a duration of 4.6 years as of June 30, 2014 and 4.9 years as of December 31, 2013. Generally, the Company’s fixed-maturity securities are designated as available-for-sale. For more information about the Investment Portfolio and a detailed description of the Company’s valuation of investments see Note 10, Investments and Cash, of the Financial Statements.

Fixed-Maturity Securities and Short-Term Investments
by Security Type

	As of June 30, 2014		As of December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	$5,163	$5,500	$4,899	$5,079
U.S. government and agencies	823	853	674	700
Corporate securities	1,376	1,413	1,314	1,340
Mortgage-backed securities(1):
RMBS	1,170	1,171	1,160	1,122
CMBS	691	712	536	549
Asset-backed securities	538	548	605	608
Foreign government securities	317	333	300	313
Total fixed-maturity securities	10,078	10,530	9,488	9,711
Short-term investments	979	979	904	904
Total fixed-maturity and short-term investments	$11,057	$11,509	$10,392	$10,615
 ____________________

(1)	Government-agency obligations were approximately 44% of mortgage backed securities as of June 30, 2014 and 50% as of December 31, 2013, based on fair value.

The following tables summarize, for all fixed-maturity securities in an unrealized loss position as of June 30, 2014 and December 31, 2013, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of June 30, 2014

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$53	$(1)	$217	$(4)	$270	$(5)
U.S. government and agencies	7	0	172	(3)	179	(3)
Corporate securities	122	(17)	156	(5)	278	(22)
Mortgage-backed securities:
RMBS	89	(2)	317	(43)	406	(45)
CMBS	—	—	26	0	26	0
Asset-backed securities	9	0	48	(3)	57	(3)
Foreign government securities	44	0	10	(1)	54	(1)
Total	$324	$(20)	$946	$(59)	$1,270	$(79)
Number of securities		58		165		223
Number of securities with other-than-temporary impairment		2		11		13

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2013

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$781	$(39)	$5	$0	$786	$(39)
U.S. government and agencies	173	(6)	—	—	173	(6)
Corporate securities	401	(18)	3	0	404	(18)
Mortgage-backed securities:					—	—
RMBS	414	(21)	186	(51)	600	(72)
CMBS	121	(4)	—	—	121	(4)
Asset-backed securities	196	(2)	42	(5)	238	(7)
Foreign government securities	54	(1)	1	0	55	(1)
Total	$2,140	$(91)	$237	$(56)	$2,377	$(147)
Number of securities		425		33		458
Number of securities with other-than-temporary impairment		13		11		24

Of the securities in an unrealized loss position for 12 months or more as of June 30, 2014, nine securities had an unrealized loss greater than 10% of book value. The total unrealized loss for these securities as of June 30, 2014 was $34 million. The Company has determined that the unrealized losses recorded as of June 30, 2014 are yield related and not the result of other-than-temporary impairment.

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

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of June 30, 2014

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$169	$171
Due after one year through five years	2,206	2,292
Due after five years through 10 years	2,248	2,381
Due after 10 years	3,594	3,803
Mortgage-backed securities:
RMBS	1,170	1,171
CMBS	691	712
Total	$10,078	$10,530

The following table summarizes the ratings distributions of the Company’s investment portfolio as of June 30, 2014 and December 31, 2013. Ratings reflect the lower of the Moody’s and S&P classifications, except for bonds purchased for loss mitigation or risk management strategies, which use Assured Guaranty’s internal ratings classifications.

Distribution of Fixed Maturity Securities by Rating

Rating	As of June 30, 2014	As of December 31, 2013
AAA	15.5%	16.5%
AA	59.4	57.5
A	18.1	17.6
BBB	0.6	0.9
BIG(1)	6.4	7.5
Total	100.0%	100.0%
____________________

(1)	Comprised primarily of loss mitigation and other risk management assets. See Note 10, Investments and Cash, of the Financial Statements.

The following table presents the fair value of securities with third-party guaranties.

Summary of Investments with
Third-Party Guaranties (1)
at Fair Value

Guarantor	As of June 30, 2014
(in millions)
Ambac	$439
National Public Finance Guarantee Corporation	418
CIFG	21
Berkshire Hathaway Assurance Corporation	5
Syncora Guarantee Inc.	3
Total	$886
___________________

(1)	99% of these securities had investment grade ratings based on the lower of Moody’s and S&P.

Under agreements with its cedants and in accordance with statutory requirements, the Company maintains fixed-maturity securities and cash in trust accounts for the benefit of reinsured companies, which amounted to $421 million and $377 million as of June 30, 2014 and December 31, 2013, respectively, based on fair value. In addition, to fulfill state licensing requirements the Company has placed on deposit eligible securities of $19 million as of both June 30, 2014 and December 31, 2013.

The fair market value of the Company’s pledged securities totaled $472 million and $677 million as of June 30, 2014 and December 31, 2013, respectively.

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

To support the payment obligations of FSAM and the GIC Issuers, each of Dexia SA and Dexia Crédit Local S.A. are party to an ISDA Master Agreement, including an associated schedule, confirmation and credit support annex (the “Non-Guaranteed Put Contract”), the economic effect of which is that Dexia SA and Dexia Crédit Local S.A. jointly and severally guarantee (i) the scheduled payments of interest and principal in relation to a specified portfolio of FSAM assets, (ii) the obligation of certain Dexia affiliates to provide liquidity or liquid collateral under committed liquidity lending facilities, and (iii) the obligation to make certain payments in the event of an insolvency of Dexia S.A. Pursuant to the Non-Guaranteed Put Contract, FSAM may put an amount of FSAM assets to Dexia SA and Dexia Crédit Local S.A. in exchange for funds. The amount that could be put varies depending on the type of trigger event in question. In an asset default scenario, the amount payable generally covers at least the amount of the losses on the FSAM assets (by non-payment, writedown or realized loss). For other trigger events, the amount payable generally is at least the amount due and unpaid under the committed liquidity facilities, the principal amount of the FSAM assets, and the outstanding principal balance of the GICs. Dexia S.A. and Dexia Crédit Local S.A. also benefit from certain grace periods and procedural rights under the Non-Guaranteed Put Contract. To secure the Non-Guaranteed Put Contract, Dexia SA and Dexia Crédit Local S.A. will, pursuant to the credit support annex thereto, post eligible highly liquid collateral having an aggregate value (subject to agreed reductions) equal to at least the excess of (i) the aggregate principal amount of all outstanding GICs over (ii) the aggregate mark-to-market value of FSAM’s assets. The agreed-to advance rates applicable to the value of FSAM assets range from 98% to 82% percent for obligations backed by the full faith and credit of the United States, sovereign obligations of the U.K., Germany, the Netherlands, France or Belgium, obligations guaranteed by the Federal Deposit Insurance Corporation (FDIC) and for mortgage securities issued or guaranteed by U.S. sponsored agencies, and range from 75% to 0% for the other FSAM assets. As of June 30, 2014, approximately 26.8% of the FSAM assets (measured by aggregate principal balance) was in cash or were obligations backed by the full faith and credit of the United States.

As of June 30, 2014, the aggregate accreted GIC balance was approximately $2.5 billion. As of the same date and with respect to the FSAM assets that are covered by the primary put contract, the aggregate accreted principal was approximately $3.8 billion, the aggregate market value was approximately $3.7 billion and the aggregate market value after agreed reductions was approximately $2.7 billion. Cash and positive derivative value roughly offset the negative derivative values and other projected costs. Accordingly, as of June 30, 2014, the aggregate fair value (after agreed reductions) of the assets supporting the GIC business exceeded the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business. Therefore, no posting of collateral was required under the credit support annex applicable to the primary put contract. Under the terms of that credit support annex, the collateral posting is recalculated on a weekly basis according to the formula set forth in the credit support annex, and a collateral posting is required whenever the collateralization levels tested by the formula are not satisfied, subject to a threshold of $5 million.

To provide additional support, Dexia affiliates provide liquidity commitments to lend against the FSAM assets, generally until the GICs have been paid in full. The liquidity commitments comprise:

•
an amended and restated revolving credit agreement (the “Liquidity Facility”) pursuant to which Dexia Crédit Local S.A. commits to provide funds to FSAM. As a result of agreed reductions and GIC amortization as of June 30, 2014 the commitments totaled $3.7 billion of (which approximately $1.3 billion was drawn), and

•
a master repurchase agreement (the “Repurchase Facility Agreement” and, together with the Liquidity Facility, the “Guaranteed Liquidity Facilities”) pursuant to which Dexia Crédit Local S.A. will provide up to $3.5 billion of funds in exchange for the transfer by FSAM to Dexia Crédit Local S.A. of FSAM securities that are not eligible to satisfy collateralization obligations of the GIC Issuers under the GICs. As of June 30, 2014, no amounts were outstanding under the Repurchase Facility Agreement.

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

The Medium Term Notes Business

In connection with the acquisition of AGMH, Dexia Crédit Local S.A. agreed to fund, on behalf of AGM, 100% of all policy claims made under financial guaranty insurance policies issued by AGM in relation to the medium term notes issuance program of FSA Global Funding Limited. Such agreement is set out in a Separation Agreement, dated as of July 1, 2009, between Dexia Crédit Local S.A., AGM, FSA Global Funding and Premier International Funding Co., and in a funding guaranty and a reimbursement guaranty that Dexia Crédit Local S.A. issued for the benefit of AGM. Under the funding guaranty, Dexia Crédit Local S.A. guarantees to pay to or on behalf of AGM amounts equal to the payments required to be made under policies issued by AGM relating to the medium term notes business. Under the reimbursement guaranty, Dexia Crédit Local S.A. guarantees to pay reimbursement amounts to AGM for payments they make following a claim for payment under an obligation insured by a policy they have issued. Notwithstanding Dexia Crédit Local S.A.’s obligation to fund 100% of all policy claims under those policies, AGM has a separate obligation to remit to Dexia Crédit Local S.A. a certain percentage (ranging from 0% to 25%) of those policy claims. AGM, the Company and related parties are also protected against losses arising out of or as a result of the medium term note business through an indemnification agreement with Dexia Crédit Local S.A. As of June 30, 2014, FSA Global Funding Limited had approximately $1.3 billion of medium term notes outstanding.

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

Assured Guaranty’s management, with the participation of AGL’s President and Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are effective in recording, processing, summarizing and reporting, within the time periods specified in the Commission’s rules and forms, information required to be disclosed by AGL in the reports that it files or submits under the Exchange Act and ensuring that such information is accumulated and communicated to management, including the President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2014. Based on their evaluation as of June 30, 2014 covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal controls over financial reporting during the Company’s quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material developments to such proceedings during the six months ended June 30, 2014. Information about the Company's legal proceedings can also be found in Note 14, Commitments and Contingencies – Legal Proceedings.

ITEM 1A.	RISK FACTORS

Please refer to “Risk Factors" under Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to the risk factors disclosed in such Annual Report on Form 10-K during the six months ended June 30, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during Second Quarter 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program(2)
April 1 - April 30	1,626,742	$24.59	1,626,742	$325,000,033
May 1 - May 31	1,750,100	$24.86	1,750,100	$281,499,762
June 1 - June 30	3,675,000	$25.51	3,675,000	$187,735,304
Total	7,051,842	$25.14	7,051,842
____________________

(1)
On November 11, 2013, the Company's share repurchase authorization of $400 million replaced the prior authorization. After giving effect to repurchases through the filing date, the Company had repurchased in 2014 a total of 14.1 million common shares for approximately $345 million, excluding commissions, at an average price of $24.49 per share. On August 6, 2014, the Company's board of directors approved an incremental $400 million share repurchase authorization.

(2)	Excludes commissions.

ITEM 6.	EXHIBITS.

See Exhibit Index for a list of exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURED GUARANTY LTD. (Registrant)

Dated August 8, 2014	By:	/s/ ROBERT A. BAILENSON

Robert A. Bailenson Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Guaranty by Assured Guaranty Re Ltd. in favor of Assured Guaranty Re Overseas Ltd., amended and restated as of May 1, 2014
10.2	2014 Form of Executive Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan*
10.3	2014 Form of Executive Performance-Based Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan*
10.4	Terms of Performance Retention Award Four Year Installment Vesting Granted on February 5, 2014 for Participants Subject to $1 million Limit*
10.5	2014 Restricted Stock Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan*
10.6	First Amendment to Amended and Restated Strip Coverage Liquidity and Security Agreement, dated as of June 30, 2014, between Assured Guaranty Municipal Corp. and Dexia Crédit Local S.A.
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.1
The following financial information from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the Three and Six Months ended June 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months ended June 30, 2014 and 2013 (iv) Consolidated Statement of Shareholders’ Equity for the Six Months ended June 30, 2014; (v) Consolidated Statements of Cash Flows for the Six Months ended June 30, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

* Management contract or compensatory plan