Form 10-Q
period 2014-09-30
ASSURED GUARANTY LTD
filed 2014-11-07
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
The number of registrant’s Common Shares ($0.01 par value) outstanding as of November 3, 2014 was 161,989,034 (includes 47,747 unvested restricted shares).

ASSURED GUARANTY LTD.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Assured Guaranty Ltd.

Consolidated Balance Sheets (unaudited)

(dollars in millions except per share and share amounts)

	As of September 30, 2014	As of December 31, 2013
Assets
Investment portfolio:
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $10,019 and $9,488)	$10,485	$9,711
Short-term investments, at fair value	837	904
Other invested assets	127	170
Total investment portfolio	11,449	10,785
Cash	82	184
Premiums receivable, net of commissions payable	801	876
Ceded unearned premium reserve	420	452
Deferred acquisition costs	120	124
Reinsurance recoverable on unpaid losses	56	36
Salvage and subrogation recoverable	294	174
Credit derivative assets	86	94
Deferred tax asset, net	474	688
Financial guaranty variable interest entities’ assets, at fair value	1,296	2,565
Other assets	291	309
Total assets	$15,369	$16,287
Liabilities and shareholders’ equity
Unearned premium reserve	$4,263	$4,595
Loss and loss adjustment expense reserve	760	592
Reinsurance balances payable, net	148	148
Long-term debt	1,303	816
Credit derivative liabilities	1,654	1,787
Current income tax payable	40	44
Financial guaranty variable interest entities’ liabilities with recourse, at fair value	1,326	1,790
Financial guaranty variable interest entities’ liabilities without recourse, at fair value	133	1,081
Other liabilities	388	319
Total liabilities	10,015	11,172
Commitments and contingencies (See Note 14)
Common stock ($0.01 par value, 500,000,000 shares authorized; 164,580,427 and 182,177,866 shares issued and outstanding in 2014 and 2013)	2	2
Additional paid-in capital	2,035	2,466
Retained earnings	2,979	2,482
Accumulated other comprehensive income, net of tax of $148 and $71	333	160
Deferred equity compensation (320,193 and 320,193 shares)	5	5
Total shareholders’ equity	5,354	5,115
Total liabilities and shareholders’ equity	$15,369	$16,287

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Operations (unaudited)

(dollars in millions except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Net earned premiums	$144	$159	$412	$570
Net investment income	102	99	301	286
Net realized investment gains (losses):
Other-than-temporary impairment losses	(17)	(3)	(47)	(20)
Less: portion of other-than-temporary impairment loss recognized in other comprehensive income	4	5	(9)	0
Net impairment loss	(21)	(8)	(38)	(20)
Other net realized investment gains (losses)	2	1	13	43
Net realized investment gains (losses)	(19)	(7)	(25)	23
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	(14)	24	20	(44)
Net unrealized gains (losses)	269	330	127	(120)
Net change in fair value of credit derivatives	255	354	147	(164)
Fair value gains (losses) on committed capital securities	4	9	(11)	(4)
Fair value gains (losses) on financial guaranty variable interest entities	50	40	232	253
Other income (loss)	(11)	16	17	(5)
Total revenues	525	670	1,073	959
Expenses
Loss and loss adjustment expenses	(44)	55	54	69
Amortization of deferred acquisition costs	4	4	12	8
Interest expense	27	21	67	63
Other operating expenses	50	54	165	166
Total expenses	37	134	298	306
Income (loss) before income taxes	488	536	775	653
Provision (benefit) for income taxes
Current	36	67	75	125
Deferred	97	85	144	69
Total provision (benefit) for income taxes	133	152	219	194
Net income (loss)	$355	$384	$556	$459

Earnings per share:
Basic	$2.10	$2.10	$3.15	$2.44
Diluted	$2.09	$2.09	$3.13	$2.43
Dividends per share	$0.11	$0.10	$0.33	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Comprehensive Income (unaudited)

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$355	$384	$556	$459
Unrealized holding gains (losses) arising during the period on:
Investments with no other-than-temporary impairment, net of tax provision (benefit) of $4, $(1), $74 and $(99)	(5)	(11)	164	(280)
Investments with other-than-temporary impairment, net of tax provision (benefit) of $1, $(2), $(4) and $(17)	1	(2)	(8)	(34)
Unrealized holding gains (losses) arising during the period, net of tax	(4)	(13)	156	(314)
Less: reclassification adjustment for gains (losses) included in net income (loss), net of tax provision (benefit) of $(5), $(2), $(9) and $(4)	(10)	(3)	(19)	(4)
Change in net unrealized gains on investments	6	(10)	175	(310)
Other, net of tax provision	(5)	7	(2)	1
Other comprehensive income (loss)	$1	$(3)	$173	$(309)
Comprehensive income (loss)	$356	$381	$729	$150

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statement of Shareholders’ Equity (unaudited)

For the Nine Months Ended September 30, 2014

(dollars in millions, except share data)

	Common Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity
Balance at December 31, 2013	182,177,866	$2	$2,466	$2,482	$160	$5	$5,115
Net income	—	—	—	556	—	—	556
Dividends ($0.33 per share)	—	—	—	(59)	—	—	(59)
Common stock repurchases	(18,025,594)	0	(438)	—	—	—	(438)
Share-based compensation and other	428,155	0	7	—	—	—	7
Other comprehensive income	—	—	—	—	173	—	173
Balance at September 30, 2014	164,580,427	$2	$2,035	$2,979	$333	$5	$5,354

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Cash Flows (unaudited)

(in millions)

	Nine Months Ended September 30,
	2014	2013
Net cash flows provided by (used in) operating activities	$347	$146
Investing activities
Fixed-maturity securities:
Purchases	(2,031)	(1,563)
Sales	951	812
Maturities	557	643
Net sales (purchases) of short-term investments	89	44
Proceeds from paydowns on financial guaranty variable interest entities’ assets	346	553
Other	9	81
Net cash flows provided by (used in) investing activities	(79)	570
Financing activities
Dividends paid	(58)	(57)
Repurchases of common stock	(438)	(259)
Share activity under option and incentive plans	(1)	—
Paydowns of financial guaranty variable interest entities’ liabilities	(348)	(409)
Net proceeds from issuance of long-term debt	495	—
Repayment of long-term debt	(18)	(22)
Net cash flows provided by (used in) financing activities	(368)	(747)
Effect of exchange rate changes	(2)	(1)
Increase (decrease) in cash	(102)	(32)
Cash at beginning of period	184	138
Cash at end of period	$82	$106
Supplemental cash flow information
Cash paid (received) during the period for:
Income taxes	$68	$81
Interest	$45	$47
The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (unaudited)

September 30, 2014

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

In the past, the Company sold credit protection by issuing policies that guaranteed payment obligations under credit derivatives, primarily credit default swaps ("CDS"). Financial guaranty contracts accounted for as credit derivatives are generally structured such that the circumstances giving rise to the Company’s obligation to make loss payments are similar to those for financial guaranty insurance contracts. The Company’s credit derivative transactions are governed by International Swaps and Derivative Association, Inc. (“ISDA”) documentation. The Company has not entered into any new CDS in order to sell credit protection since the beginning of 2009, when regulatory guidelines were issued that limited the terms under which such protection could be sold. The capital and margin requirements applicable under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) also contributed to the Company not entering into such new CDS since 2009. The Company actively pursues opportunities to terminate existing CDS, which have the effect of reducing future fair value volatility in income and/or reducing rating agency capital charges.

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and, in the opinion of management, reflect all adjustments that are of a normal recurring nature, necessary for a fair statement of the financial condition, results of operations and cash flows of the Company and its consolidated financial guaranty variable interest entities (“FG VIEs”) for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited interim consolidated financial statements are as of September 30, 2014 and cover the three-month period ended September 30, 2014 ("Third Quarter 2014"), the three-month period ended September 30, 2013 ("Third Quarter 2013"), the nine-month period ended September 30, 2014 ("Nine Months 2014") and the nine-month period ended September 30, 2013 ("Nine Months 2013"). Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. The year-end balance sheet data was derived from audited financial statements.

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

 Rating Actions

When a rating agency assigns a public rating to a financial obligation guaranteed by one of AGL’s insurance company subsidiaries, it generally awards that obligation the same rating it has assigned to the financial strength of the AGL subsidiary that provides the guaranty. Investors in products insured by AGL’s insurance company subsidiaries frequently rely on ratings published by the rating agencies because such ratings influence the trading value of securities and form the basis for many institutions’ investment guidelines as well as individuals’ bond purchase decisions. Therefore, the Company manages its business with the goal of achieving strong financial strength ratings. However, the methodologies and models used by rating agencies differ, presenting conflicting goals that may make it inefficient or impractical to reach the highest rating level. The methodologies and models are not fully transparent, contain subjective elements and data (such as assumptions about future market demand for the Company’s products) and change frequently. Ratings are subject to continuous review and revision or withdrawal at any time. If the financial strength ratings of one (or more) of the Company’s insurance subsidiaries were reduced below current levels, the Company expects it could have adverse effects on the impacted subsidiary's future business opportunities as well as the premiums the impacted subsidiary could charge for its insurance policies.

In the last several years, Standard & Poor's Ratings Services ("S&P") and Moody's Investors Service, Inc. ("Moody's") have changed, multiple times, their financial strength ratings of the Company's insurance subsidiaries, or changed the outlook on such ratings. On July 22, 2013 Kroll Bond Rating Agency ("KBRA") assigned a rating of AA+ to MAC. The rating agencies' most recent actions and proposals related to AGL's insurance subsidiaries are:

•
On March 18, 2014, S&P upgraded the financial strength ratings of all of AGL's insurance subsidiaries to AA (stable outlook) from AA- (stable outlook); it affirmed such ratings in a credit analysis issued on July 2, 2014.

•
On July 2, 2014, Moody's affirmed the ratings of AGL and its subsidiaries, but changed to negative the outlook of the financial strength ratings of AGC and its subsidiary Assured Guaranty (UK) Ltd. ("AGUK").

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

•	On August 4, 2014, KBRA affirmed MAC's AA+ (stable outlook) financial strength rating.

There can be no assurance that any of the rating agencies will not take negative action on their financial strength ratings of the Company's insurance subsidiaries in the future.

For a discussion of the effects of rating actions on the Company, see the following:

•	Note 6, Financial Guaranty Insurance Losses

•	Note 8, Financial Guaranty Contracts Accounted for as Credit Derivatives

•	Note 13, Reinsurance and Other Monoline Exposures

•	Note 15, Long Term Debt and Credit Facilities (regarding the impact on the Company's insured leveraged lease transactions)

3.	Outstanding Exposure

The Company’s financial guaranty contracts are written in either insurance or credit derivative form, but collectively are considered financial guaranty contracts. The Company seeks to limit its exposure to losses by underwriting obligations that are investment grade at inception, or in the case of restructurings of troubled credits, the Company may underwrite new issuances that one or more of the rating agencies may rate below-investment-grade ("BIG") as part of its loss mitigation strategy. The Company diversifies its insured portfolio across asset classes and, in the structured finance portfolio, maintains rigorous subordination or collateralization requirements. Reinsurance is utilized in order to reduce net exposure to certain insured transactions.

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

Structured finance obligations insured by the Company are generally issued by special purpose entities, including variable interest entities ("VIEs"), and backed by pools of assets having an ascertainable cash flow or market value or other specialized financial obligations. Some of these VIEs are consolidated as described in Note 9, Consolidated Variable Interest Entities. Unless otherwise specified, the outstanding par and Debt Service amounts presented in this note include outstanding exposures on VIEs whether or not they are consolidated.

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

The Company monitors its investment grade credits to determine whether any new credits need to be internally downgraded to BIG and refreshes its internal credit ratings on individual credits in quarterly, semi-annual or annual cycles based on the Company’s view of the credit’s quality, loss potential, volatility and sector. Ratings on credits in sectors identified as under the most stress or with the most potential volatility are reviewed every quarter. The Company’s credit ratings on assumed credits are based on the Company’s reviews of low-rated credits or credits in volatile sectors, unless such information is not available, in which case, the ceding company’s credit rating of the transactions are used. The Company models the performance of many of its structured finance transactions as part of its periodic internal credit rating review of them. The Company models most assumed residential mortgage-backed security ("RMBS") credits with par above $1 million, as well as certain RMBS credits below that amount.

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

Financial Guaranty
Debt Service Outstanding

	Gross Debt Service Outstanding		Net Debt Service Outstanding
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	(in millions)
Public finance	$605,569	$650,924	$569,974	$610,011
Structured finance	66,479	86,456	61,479	80,524
Total financial guaranty	$672,048	$737,380	$631,453	$690,535

In addition to the amounts shown in the table above, the Company’s net mortgage guaranty insurance debt service was approximately $140 million as of September 30, 2014 related to loans originated in Ireland and the U.K.

Financial Guaranty Portfolio by Internal Rating
As of September 30, 2014

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$4,173	1.3%	$1,011	3.0%	$23,193	51.7%	$6,442	61.8%	$34,819	8.3%
AA	96,107	29.2	388	1.2	8,115	18.1	539	5.2	105,149	25.2
A	178,484	54.2	9,451	28.2	1,849	4.1	558	5.4	190,342	45.5
BBB	41,919	12.7	21,159	63.2	3,044	6.8	1,937	18.5	68,059	16.3
BIG	8,542	2.6	1,478	4.4	8,673	19.3	953	9.1	19,646	4.7
Total net par outstanding (excluding loss mitigation bonds)	$329,225	100.0%	$33,487	100.0%	$44,874	100.0%	$10,429	100.0%	$418,015	100.0%
Loss Mitigation Bonds	29		—		1,260		—		1,289
Net Par Outstanding (including loss mitigation bonds)	$329,254		$33,487		$46,134		$10,429		$419,304

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2013

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$4,998	1.4%	$1,016	3.0%	$32,317	54.9%	$9,684	69.1%	$48,015	10.5%
AA	107,503	30.5	422	1.2	9,431	16.0	577	4.1	117,933	25.7
A	192,841	54.8	9,453	27.9	2,580	4.4	742	5.3	205,616	44.8
BBB	37,745	10.7	21,499	63.2	3,815	6.4	1,946	13.9	65,005	14.1
BIG	9,094	2.6	1,608	4.7	10,764	18.3	1,072	7.6	22,538	4.9
Total net par outstanding (excluding loss mitigation bonds)	$352,181	100.0%	$33,998	100.0%	$58,907	100.0%	$14,021	100.0%	$459,107	100.0%
Loss Mitigation Bonds	32		—		1,163		—		1,195
Net Par Outstanding (including loss mitigation bonds)	$352,213		$33,998		$60,070		$14,021		$460,302

In addition to amounts shown in the tables above, the Company had outstanding commitments to provide guaranties of $294 million for structured finance and $459 million for public finance obligations at September 30, 2014. The structured finance commitments include the unfunded component of pooled corporate and other transactions. Public finance commitments relate to primary and secondary public finance debt issuances. The expiration dates for the public finance commitments range between October 1, 2014 and February 25, 2017, with $335 million expiring prior to December 31, 2014. The commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Components of BIG Portfolio
Components of BIG Net Par Outstanding
(Insurance and Credit Derivative Form)
As of September 30, 2014

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
First lien U.S. RMBS:
Prime first lien	$70	$266	$29	$365	$488
Alt-A first lien	601	653	658	1,912	2,986
Option ARM	18	58	118	194	700
Subprime	214	681	768	1,663	4,247
Second lien U.S. RMBS:
Closed-end second lien	21	19	97	137	224
Home equity lines of credit (“HELOCs”)	1,306	17	283	1,606	1,817
Total U.S. RMBS	2,230	1,694	1,953	5,877	10,462
Trust preferred securities (“TruPS”)	1,175	—	343	1,518	4,549
Other structured finance	1,111	405	715	2,231	40,292
U.S. public finance	6,934	1,188	420	8,542	329,225
Non-U.S. public finance	891	587	—	1,478	33,487
Total	$12,341	$3,874	$3,431	$19,646	$418,015

Components of BIG Net Par Outstanding
(Insurance and Credit Derivative Form)
As of December 31, 2013

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
First lien U.S. RMBS:
Prime first lien	$52	$321	$30	$403	$541
Alt-A first lien	656	1,137	935	2,728	3,590
Option ARM	71	60	467	598	937
Subprime	297	908	740	1,945	6,130
Second lien U.S. RMBS:
Closed-end second lien	8	20	118	146	244
HELOCs	1,499	20	378	1,897	2,279
Total U.S. RMBS	2,583	2,466	2,668	7,717	13,721
TruPS	1,587	135	—	1,722	4,970
Other structured finance	1,367	309	721	2,397	54,237
U.S. public finance	8,205	440	449	9,094	352,181
Non-U.S. public finance	1,009	599	—	1,608	33,998
Total	$14,751	$3,949	$3,838	$22,538	$459,107

BIG Net Par Outstanding
and Number of Risks
As of September 30, 2014

	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$10,572	$1,769	$12,341	176	23	199
Category 2	2,786	1,088	3,874	79	19	98
Category 3	2,870	561	3,431	116	26	142
Total BIG	$16,228	$3,418	$19,646	371	68	439

 BIG Net Par Outstanding
and Number of Risks
As of December 31, 2013

	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$12,391	$2,360	$14,751	185	25	210
Category 2	2,323	1,626	3,949	80	21	101
Category 3	3,031	807	3,838	119	27	146
Total BIG	$17,745	$4,793	$22,538	384	73	457
_____________________
(1)    Includes net par outstanding for FG VIEs.

(2)	A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making Debt Service payments.

Exposure to the Selected European Countries

Several European countries continue to experience significant economic, fiscal and/or political strains such that the likelihood of default on obligations with a nexus to those countries may be higher than the Company anticipated when such factors did not exist. The European countries where the Company believes heightened uncertainties exist are: Greece, Hungary, Italy, Portugal and Spain (collectively, the “Selected European Countries”). The Company is closely monitoring its exposures in the Selected European Countries where it believes heightened uncertainties exist. Previously, the Company had included Ireland on this list but removed it during Third Quarter 2014 because of Ireland's strengthening economic performance and improving prospects; in 2014, Ireland's long-term foreign currency rating was upgraded one notch by S&P (to ‘A-’) and three notches by Moody’s (to ‘Baa1’). The Company’s economic exposure to the Selected European Countries (based on par for financial guaranty contracts and notional amount for financial guaranty contracts accounted for as derivatives) is shown in the following table, net of ceded reinsurance.

Net Direct Economic Exposure to Selected European Countries(1)
As of September 30, 2014

	Hungary	Italy	Portugal	Spain	Total
	(in millions)
Sovereign and sub-sovereign exposure:
Non-infrastructure public finance (2)	$—	$929	$95	$250	$1,274
Infrastructure finance	327	15	11	140	493
Sub-total	327	944	106	390	1,767
Non-sovereign exposure:
Regulated utilities	—	229	—	—	229
RMBS	197	280	—	—	477
Sub-total	197	509	—	—	706
Total	$524	$1,453	$106	$390	$2,473
Total BIG (See Note 5)	$524	$—	$106	$390	$1,020
____________________

(1)
While the Company’s exposures are shown in U.S. dollars, the obligations the Company insures are in various currencies, primarily Euros. One of the residential mortgage-backed securities included in the table above includes residential mortgages in both Italy and Germany, and only the portion of the transaction equal to the portion of the original mortgage pool in Italian mortgages is shown in the table.

(2)
The exposure shown in the “Non-infrastructure public finance” category is from transactions backed by receivable payments from sub-sovereigns in Italy, Spain and Portugal. Sub-sovereign debt is debt issued by a governmental entity or government backed entity, or supported by such an entity, that is other than direct sovereign debt of the ultimate governing body of the country.

When the Company directly insures an obligation, it assigns the obligation to a geographic location or locations based on its view of the geographic location of the risk. The Company may also have direct exposures to the Selected European Countries in business assumed from unaffiliated monoline insurance companies, in which case the Company depends upon geographic information provided by the primary insurer.

The Company has excluded from the exposure tables above its indirect economic exposure to the Selected European Countries through policies it provides on pooled corporate and commercial receivables transactions. The Company considers economic exposure to a selected European Country to be indirect when the exposure relates to only a small portion of an insured transaction that otherwise is not related to a Selected European Country. Total net indirect exposure to Selected European Countries in non-sovereign pooled corporate and non-sovereign commercial receivables is $425 million and $68 million, respectively, based on the proportion of the insured par equal to the proportion of obligors identified as being domiciled in a Selected European Country.

Exposure to Puerto Rico

The Company insures general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $4.9 billion net par as of September 30, 2014. The Company rates $4.7 billion net par of that amount BIG.

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

In June 2014, the Puerto Rico legislature passed the Puerto Rico Public Corporation Debt Enforcement and Recovery Act (the "Recovery Act") in order to provide a legislative framework for certain public corporations experiencing severe financial stress to restructure their debt. In its Quarterly Report dated as of July 17, 2014, the Commonwealth stated the Puerto

Rico Electric Power Authority (“PREPA”) may need to seek relief under the Recovery Act due to liquidity constraints. In the same report, the Commonwealth disclosed PREPA utilized approximately $42 million on deposit in its reserve account in order to pay debt service due on its bonds on July 1, 2014. Investors in bonds issued by PREPA have filed suit in the United States District Court for the District of Puerto Rico asserting the Recovery Act violates the U.S. Constitution. On August 14, 2014, PREPA entered into forbearance agreements with the GDB, its bank lenders, and bondholders and financial guaranty insurers (including AGM and AGC) that hold or guarantee more than 60% of PREPA's outstanding bonds, in order to address its near-term liquidity issues. Creditors, including those who have challenged the constitutionality of the Recovery Act, agreed not to exercise available rights and remedies until March 31, 2015, and the bank lenders agreed to extend the maturity of two revolving lines of credit to the same date. PREPA agreed it would continue to make principal and interest payments on its outstanding bonds, and interest payments on its lines of credit, and would develop a five year business plan and a recovery program in respect of its operations.

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

On October 30, 2014, legislation designed to stabilize the Puerto Rico Highway and Transportation Authority ("PRHTA") (“Bill 2212”) was introduced in the Commonwealth legislature. This bill provides for new tax revenues that will support PRHTA and requires the transfer of certain revenues from PHRTA to the Puerto Rico Infrastructure Finance Authority (“PRIFA”) in exchange for PRIFA assuming PRHTA’s debt obligations to GDB and amounts owed under its Bond Anticipation Notes. In addition, Bill 2212 provides for the transfer of operations of the Tren Urbano mass transit system to a new agency, which will reduce PRHTA’s future operating expenses. If the legislation is passed, GDB has indicated that this will allow PRHTA to become self-sufficient and avoid a restructuring through the Recovery Act.

Puerto Rico
Gross Par and Gross Debt Service Outstanding
As of September 30, 2014

	Gross Par Outstanding	Gross Debt Service Outstanding
	(in millions)
Subject to the terms of the Recovery Act	$3,058	$5,328
Not subject to the terms of the Recovery Act	2,977	4,749
Total	$6,035	$10,077

The following table shows the Company’s exposure to general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations.

Puerto Rico
Net Par Outstanding

	As of September 30, 2014		As of December 31, 2013
	Total	Internal Rating	Total	Internal Rating
	(in millions)
Exposures subject to the terms of the Recovery Act:
PRHTA (Transportation revenue)	$844	BB-	$872	BB-
PREPA	772	B-	860	BB-
Puerto Rico Aqueduct and Sewer Authority	384	BB-	384	BB-
PRHTA (Highway revenue)	273	BB	302	BB
Puerto Rico Convention Center District Authority	174	BB-	185	BB-
Puerto Rico Public Finance Corporation	—	-	44	B
Total	2,447		2,647

Exposures not subject to the terms of the Recovery Act:
Commonwealth of Puerto Rico - General Obligation Bonds	1,672	BB	1,885	BB
Puerto Rico Municipal Finance Agency	400	BB-	450	BB-
Puerto Rico Sales Tax Financing Corporation	268	BBB	268	A-
Puerto Rico Public Buildings Authority	101	BB	139	BB
GDB	33	BB	33	BB
PRIFA	18	BB-	18	BB-
University of Puerto Rico	1	BB-	1	BB-
Total	2,493		2,794
Total net exposure to Puerto Rico	$4,940		$5,441

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

Amortization Schedule of Puerto Rico BIG Net Par Outstanding
and BIG Net Debt Service Outstanding
As of September 30, 2014

	Scheduled BIG Net Par Amortization			Scheduled BIG Net Debt Service Amortization
	Subject to the Terms of the Recovery Act	Not Subject to the Terms of the Recovery Act	Total	Subject to the Terms of the Recovery Act	Not Subject to the Terms of the Recovery Act	Total
	(in millions)
2014 (October 1 - December 31)	$—	$—	$—	$2	$1	$3
2015	126	205	331	249	318	567
2016	84	183	267	199	287	486
2017	41	166	207	153	262	415
2018	48	109	157	158	195	353
2019	61	126	187	168	207	375
2020	73	182	255	176	258	434
2021	51	58	109	151	124	275
2022	42	67	109	140	129	269
2023	102	40	142	198	99	297
2024-2028	581	351	932	983	597	1,580
2029-2033	375	320	695	650	490	1,140
2034 -2038	460	405	865	613	459	1,072
2039 -2043	157	13	170	234	15	249
2044 -2047	246	—	246	284	—	284
Total	$2,447	$2,225	$4,672	$4,358	$3,441	$7,799

4.	Financial Guaranty Insurance Premiums

The portfolio of outstanding exposures discussed in Note 3, Outstanding Exposure, includes financial guaranty contracts that meet the definition of insurance contracts as well as those that meet the definition of a derivative under GAAP. Amounts presented in this note relate only to financial guaranty insurance contracts, unless otherwise noted. See Note 8, Financial Guaranty Contracts Accounted for as Credit Derivatives for amounts that relate to CDS.

Net Earned Premiums

	Third Quarter		Nine Months
	2014	2013	2014	2013
	(in millions)
Scheduled net earned premiums	$105	$117	$318	$358
Acceleration of net earned premiums	36	40	79	199
Accretion of discount on net premiums receivable	3	2	14	12
Financial guaranty insurance net earned premiums	144	159	411	569
Other	0	0	1	1
Net earned premiums(1)	$144	$159	$412	$570
 ___________________

(1)	Excludes $5 million and $14 million for Third Quarter 2014 and 2013, respectively, and $27 million and $47 million for Nine Months 2014 and 2013, respectively, related to consolidated FG VIEs.

Components of Unearned Premium Reserve

	As of September 30, 2014			As of December 31, 2013
	Gross	Ceded	Net(1)	Gross	Ceded	Net(1)
	(in millions)
Deferred premium revenue:
Financial guaranty insurance	$4,322	$433	$3,889	$4,647	$470	$4,177
Other	4	—	4	5	—	5
Deferred premium revenue	$4,326	$433	$3,893	$4,652	$470	$4,182
Contra-paid (2)	(63)	(13)	(50)	(57)	(18)	(39)
Unearned premium reserve	$4,263	$420	$3,843	$4,595	$452	$4,143
 ____________________

(1)	Excludes $128 million and $187 million of deferred premium revenue, and $49 million and $55 million of contra-paid related to FG VIEs as of September 30, 2014 and December 31, 2013, respectively.

(2)	See Note 6, "Financial Guaranty Insurance Losses– Insurance Contracts' Loss Information" for an explanation of "contra-paid".

Gross Premium Receivable,
Net of Commissions on Assumed Business
Roll Forward

	Nine Months
	2014	2013
	(in millions)
Beginning of period, December 31	$876	$1,005
Gross premium written, net of commissions on assumed business	116	72
Gross premiums received, net of commissions on assumed business	(172)	(167)
Adjustments:
Changes in the expected term	(21)	(14)
Accretion of discount, net of commissions on assumed business	17	15
Foreign exchange translation	(16)	(7)
Other adjustments	1	2
End of period, September 30 (1)	$801	$906
____________________

(1)	Excludes $18 million and $19 million as of September 30, 2014 and September 30, 2013, respectively, related to consolidated FG VIEs.

Gains or losses due to foreign exchange rate changes relate to installment premium receivables denominated in currencies other than the U.S. dollar. Approximately 49% and 48% of installment premiums at September 30, 2014 and December 31, 2013 respectively, are denominated in currencies other than the U.S. dollar, primarily the Euro and British Pound Sterling.

The timing and cumulative amount of actual collections may differ from expected collections in the tables below due to factors such as foreign exchange rate fluctuations, counterparty collectability issues, accelerations, commutations and changes in expected lives.

Expected Collections of
Gross Premiums Receivable,
Net of Commissions on Assumed Business
(Undiscounted)

As of September 30, 2014
(in millions)
2014 (October 1 – December 31)	$37
2015	99
2016	84
2017	77
2018	69
2019-2023	275
2024-2028	169
2029-2033	117
After 2033	125
Total(1)	$1,052
 ____________________

(1)	Excludes expected cash collections on FG VIEs of $23 million.

Scheduled Net Earned Premiums

As of September 30, 2014
(in millions)
2014 (October 1–December 31)	$99
2015	360
2016	334
2017	297
2018	271
2019 - 2023	1,056
2024 - 2028	678
2029 - 2033	414
After 2033	380
Total present value basis(1)	3,889
Discount	218
Total future value	$4,107
 ____________________

(1)	Excludes scheduled net earned premiums on consolidated FG VIEs of $128 million.

Selected Information for Policies Paid in Installments

	As of September 30, 2014	As of December 31, 2013
	(dollars in millions)
Premiums receivable, net of commission payable	$801	$876
Gross deferred premium revenue	1,442	1,576
Weighted-average risk-free rate used to discount premiums	3.4%	3.4%
Weighted-average period of premiums receivable (in years)	9.3	9.4

5.	Expected Loss to be Paid

The following table presents a roll forward of the present value of net expected loss to be paid for all contracts, whether accounted for as insurance, credit derivatives or FG VIEs, by sector, after the benefit for net expected recoveries for contractual breaches of representations and warranties ("R&W"). The Company used weighted average risk-free rates for U.S. dollar denominated obligations that ranged from 0.0% to 3.68% as of September 30, 2014 and 0.0% to 4.44% as of December 31, 2013.

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward by Sector
Third Quarter 2014

	Net Expected Loss to be Paid (Recovered) as of June 30, 2014	Economic Loss Development	(Paid) Recovered Losses(1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2014(2)
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$11	$(1)	$—	$10
Alt-A first lien	301	(18)	(35)	248
Option ARM	(51)	—	20	(31)
Subprime	341	(11)	(23)	307
Total first lien	602	(30)	(38)	534
Second lien:
Closed-end second lien	(9)	2	2	(5)
HELOCs	(117)	(34)	3	(148)
Total second lien	(126)	(32)	5	(153)
Total U.S. RMBS	476	(62)	(33)	381
TruPS	32	(5)	(1)	26
Other structured finance	140	3	3	146
U.S. public finance	339	2	(8)	333
Non-U.S public finance	52	(1)	—	51
Other insurance	(4)	—	—	(4)
Total	$1,035	$(63)	$(39)	$933

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward by Sector
Third Quarter 2013

	Net Expected Loss to be Paid (Recovered) as of June 30, 2013	Economic Loss Development	(Paid) Recovered Losses(1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2013
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$18	$3	$—	$21
Alt-A first lien	288	(85)	3	206
Option ARM	(20)	25	2	7
Subprime	274	38	(9)	303
Total first lien	560	(19)	(4)	537
Second lien:
Closed-end second lien	(14)	—	1	(13)
HELOCs	(97)	(42)	10	(129)
Total second lien	(111)	(42)	11	(142)
Total U.S. RMBS	449	(61)	7	395
TruPS	33	9	8	50
Other structured finance	158	(13)	(17)	128
U.S. public finance	71	44	68	183
Non-U.S public finance	66	(1)	(12)	53
Other insurance	(3)	—	—	(3)
Total	$774	$(22)	$54	$806

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward by Sector
Nine Months 2014

	Net Expected Loss to be Paid (Recovered) as of December 31, 2013(2)	Economic Loss Development	(Paid) Recovered Losses(1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2014(2)
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$21	$(11)	$—	$10
Alt-A first lien	304	(6)	(50)	248
Option ARM	(9)	(39)	17	(31)
Subprime	304	(12)	15	307
Total first lien	620	(68)	(18)	534
Second lien:
Closed-end second lien	(11)	2	4	(5)
HELOCs	(116)	(65)	33	(148)
Total second lien	(127)	(63)	37	(153)
Total U.S. RMBS	493	(131)	19	381
TruPS	51	(24)	(1)	26
Other structured finance	120	27	(1)	146
U.S. public finance	264	107	(38)	333
Non-U.S public finance	57	(6)	—	51
Other insurance	(3)	(1)	—	(4)
Total	$982	$(28)	$(21)	$933

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward by Sector
Nine Months 2013

	Net Expected Loss to be Paid (Recovered) as of December 31, 2012	Economic Loss Development	(Paid) Recovered Losses(1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2013
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$6	$16	$(1)	$21
Alt-A first lien	315	(83)	(26)	206
Option ARM	(131)	(92)	230	7
Subprime	242	86	(25)	303
Total first lien	432	(73)	178	537
Second lien:
Closed-end second lien	(39)	7	19	(13)
HELOCs	(111)	(76)	58	(129)
Total second lien	(150)	(69)	77	(142)
Total U.S. RMBS	282	(142)	255	395
TruPS	27	7	16	50
Other structured finance	312	(39)	(145)	128
U.S. public finance	7	138	38	183
Non-U.S public finance	52	13	(12)	53
Other insurance	(3)	(10)	10	(3)
Total	$677	$(33)	$162	$806
____________________

(1)
Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded in reinsurance recoverable on paid losses included in other assets.

(2)
Includes expected loss adjustment expenses ("LAE") to be paid of $28 million as of September 30, 2014 and $34 million as of December 31, 2013. The Company paid $6 million and $12 million in LAE for Third Quarter 2014 and 2013, respectively, and $20 million and $41 million in LAE for Nine Months 2014 and 2013, respectively.

Net Expected Recoveries from
Breaches of R&W Rollforward
Third Quarter 2014

	Future Net R&W Benefit as of June 30, 2014	R&W Development and Accretion of Discount During Third Quarter 2014	R&W (Recovered) During Third Quarter 2014	Future Net R&W Benefit as of September 30, 2014(1)
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$3	$1	$(1)	$3
Alt-A first lien	263	19	(79)	203
Option ARM	144	10	(76)	78
Subprime	99	5	(7)	97
Total first lien	509	35	(163)	381
Second lien:
Closed-end second lien	93	(1)	(3)	89
HELOC	49	59	—	108
Total second lien	142	58	(3)	197
Total	$651	$93	$(166)	$578
___________________
(1)    See the section "Breaches of Representations and Warranties" below for eligible assets held in trust.

Net Expected Recoveries from
Breaches of R&W Rollforward
Third Quarter 2013

	Future Net R&W Benefit as of June 30, 2013	R&W Development and Accretion of Discount During Third Quarter 2013	R&W (Recovered) During Third Quarter 2013	Future Net R&W Benefit as of September 30, 2013
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$4	$(1)	$—	$3
Alt-A first lien	348	37	(16)	369
Option ARM	293	40	(80)	253
Subprime	108	7	—	115
Total first lien	753	83	(96)	740
Second lien:
Closed-end second lien	102	1	(3)	100
HELOC	109	2	(56)	55
Total second lien	211	3	(59)	155
Total	$964	$86	$(155)	$895

Net Expected Recoveries from
Breaches of R&W Rollforward
Nine Months 2014

	Future Net R&W Benefit as of December 31, 2013	R&W Development and Accretion of Discount During 2014	R&W (Recovered) During 2014	Future Net R&W Benefit as of September 30, 2014(1)
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$4	$—	$(1)	$3
Alt-A first lien	274	20	(91)	203
Option ARM	173	30	(125)	78
Subprime	118	34	(55)	97
Total first lien	569	84	(272)	381
Second lien:
Closed-end second lien	98	(4)	(5)	89
HELOC	45	80	(17)	108
Total second lien	143	76	(22)	197
Total	$712	$160	$(294)	$578
___________________
(1)    See the section "Breaches of Representations and Warranties" below for eligible assets held in trust.

Net Expected Recoveries from
Breaches of R&W Rollforward
Nine Months 2013

	Future Net R&W Benefit as of December 31, 2012	R&W Development and Accretion of Discount During 2013	R&W (Recovered) During 2013	Future Net R&W Benefit as of September 30, 2013
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$4	$(1)	$—	$3
Alt-A first lien	378	24	(33)	369
Option ARM	591	206	(544)	253
Subprime	109	6	—	115
Total first lien	1,082	235	(577)	740
Second lien:
Closed-end second lien	138	(11)	(27)	100
HELOC	150	70	(165)	55
Total second lien	288	59	(192)	155
Total	$1,370	$294	$(769)	$895

The following tables present the present value of net expected loss to be paid for all contracts by accounting model, by sector and after the benefit for estimated and contractual recoveries for breaches of R&W.

Net Expected Loss to be Paid (Recovered)
By Accounting Model
As of September 30, 2014

	Financial Guaranty Insurance	FG VIEs(1)	Credit Derivatives	Total
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$3	$—	$7	$10
Alt-A first lien	211	19	18	248
Option ARM	(34)	—	3	(31)
Subprime	155	78	74	307
Total first lien	335	97	102	534
Second lien:
Closed-end second lien	(28)	28	(5)	(5)
HELOCs	(145)	(3)	—	(148)
Total second lien	(173)	25	(5)	(153)
Total U.S. RMBS	162	122	97	381
TruPS	1	—	25	26
Other structured finance	186	—	(40)	146
U.S. public finance	333	—	—	333
Non-U.S. public finance	50	—	1	51
Subtotal	$732	$122	$83	937
Other				(4)
Total				$933

Net Expected Loss to be Paid (Recovered)
By Accounting Model
As of December 31, 2013

	Financial Guaranty Insurance	FG VIEs(1)	Credit Derivatives	Total
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$3	$—	$18	$21
Alt-A first lien	199	31	74	304
Option ARM	(18)	(2)	11	(9)
Subprime	149	81	74	304
Total first lien	333	110	177	620
Second lien:
Closed-end second lien	(34)	25	(2)	(11)
HELOCs	(41)	(75)	—	(116)
Total second lien	(75)	(50)	(2)	(127)
Total U.S. RMBS	258	60	175	493
TruPS	3	—	48	51
Other structured finance	161	—	(41)	120
U.S. public finance	264	—	—	264
Non-U.S. public finance	55	—	2	57
Subtotal	$741	$60	$184	985
Other				(3)
Total				$982
___________________
(1)    Refer to Note 9, Consolidated Variable Interest Entities.

The following tables present the net economic loss development for all contracts by accounting model, by sector and after the benefit for estimated and contractual recoveries for breaches of R&W.

Net Economic Loss Development (Benefit)
By Accounting Model
Third Quarter 2014

	Financial Guaranty Insurance	FG VIEs(1)	Credit Derivatives(2)	Total
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$(1)	$—	$—	$(1)
Alt-A first lien	6	(2)	(22)	(18)
Option ARM	7	—	(7)	—
Subprime	(21)	8	2	(11)
Total first lien	(9)	6	(27)	(30)
Second lien:
Closed-end second lien	2	1	(1)	2
HELOCs	(48)	14	—	(34)
Total second lien	(46)	15	(1)	(32)
Total U.S. RMBS	(55)	21	(28)	(62)
TruPS	(1)	—	(4)	(5)
Other structured finance	5	—	(2)	3
U.S. public finance	2	—	—	2
Non-U.S. public finance	(1)	—	—	(1)
Subtotal	$(50)	$21	$(34)	(63)
Other				—
Total				$(63)

Net Economic Loss Development (Benefit)
By Accounting Model
Third Quarter 2013

	Financial Guaranty Insurance	FG VIEs(1)	Credit Derivatives(2)	Total
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$—	$—	$3	$3
Alt-A first lien	(53)	3	(35)	(85)
Option ARM	20	1	4	25
Subprime	25	5	8	38
Total first lien	(8)	9	(20)	(19)
Second lien:
Closed-end second lien	2	(3)	1	—
HELOCs	(49)	8	(1)	(42)
Total second lien	(47)	5	—	(42)
Total U.S. RMBS	(55)	14	(20)	(61)
TruPS	1	—	8	9
Other structured finance	(13)	—	—	(13)
U.S. public finance	43	—	1	44
Non-U.S. public finance	(1)	—	—	(1)
Subtotal	$(25)	$14	$(11)	(22)
Other				—
Total				$(22)

Net Economic Loss Development (Benefit)
By Accounting Model
Nine Months 2014

	Financial Guaranty Insurance	FG VIEs(1)	Credit Derivatives(2)	Total
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$—	$—	$(11)	$(11)
Alt-A first lien	32	(12)	(26)	(6)
Option ARM	(32)	1	(8)	(39)
Subprime	(25)	9	4	(12)
Total first lien	(25)	(2)	(41)	(68)
Second lien:
Closed-end second lien	—	4	(2)	2
HELOCs	(138)	73	—	(65)
Total second lien	(138)	77	(2)	(63)
Total U.S. RMBS	(163)	75	(43)	(131)
TruPS	(2)	—	(22)	(24)
Other structured finance	26	—	1	27
U.S. public finance	107	—	—	107
Non-U.S. public finance	(5)	—	(1)	(6)
Subtotal	$(37)	$75	$(65)	(27)
Other				(1)
Total				$(28)

Net Economic Loss Development (Benefit)
By Accounting Model
Nine Months 2013

	Financial Guaranty Insurance	FG VIEs(1)	Credit Derivatives(2)	Total
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$(1)	$—	$17	$16
Alt-A first lien	(60)	3	(26)	(83)
Option ARM	(58)	(32)	(2)	(92)
Subprime	40	25	21	86
Total first lien	(79)	(4)	10	(73)
Second lien:
Closed-end second lien	—	(4)	11	7
HELOCs	(66)	(10)	—	(76)
Total second lien	(66)	(14)	11	(69)
Total U.S. RMBS	(145)	(18)	21	(142)
TruPS	1	—	6	7
Other structured finance	(32)	—	(7)	(39)
U.S. public finance	137	—	1	138
Non-U.S. public finance	12	—	1	13
Subtotal	$(27)	$(18)	$22	(23)
Other				(10)
Total				$(33)
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

The Company is in the process of enforcing claims for breaches of R&W regarding the characteristics of the loans included in the collateral pools. The Company calculates a credit from the RMBS issuer for such recoveries where the R&W were provided by an entity the Company believes to be financially viable and where the Company already has access to loan files. Where the Company has an agreement with an R&W provider (such as its agreements with Bank of America, Deutsche Bank and UBS, which are described in more detail under "Breaches of Representations and Warranties" below) or where it is in advanced discussions on a potential agreement, that credit is based on the agreement or potential agreement. Where the Company does not have an agreement with the R&W provider but the Company believes the R&W provider to be economically viable, the Company estimates what portion of its past and projected future claims it believes will be reimbursed by that provider.

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

The ultimate performance of the Company’s RMBS transactions remains highly uncertain, may differ from the Company's projections and may be subject to considerable volatility due to the influence of many interrelated factors that are difficult to predict, including the level and timing of loan defaults, changes in housing prices, results from the Company’s loss mitigation activities and other variables. The Company will continue to monitor the performance of its RMBS exposures and will adjust its RMBS loss projection assumptions and scenarios based on actual performance and management’s view of future performance. If actual experience differs from the Company’s assumptions, the losses incurred could be materially different from the estimate.

Third Quarter 2014 U.S. RMBS Loss Projections

The Company's RMBS loss projection methodology assumes that the housing and mortgage markets will continue improving. Each quarter the Company makes a judgment as to whether to change the assumptions it uses to make RMBS loss projections based on its observation during the quarter of the performance of its insured transactions (including early stage delinquencies, late stage delinquencies and, for first liens, loss severity) as well as the residential property market and economy in general. To the extent it observes changes, it makes a judgment as to whether those changes are normal fluctuations or part of a trend. Based on such observations, the Company chose to use the same general assumptions to project RMBS losses as of September 30, 2014 as it used as of June 30, 2014 and December 31, 2013, except that, with respect to first lien RMBS projections, it shortened the period it is projecting it will take to reach the final CDR, reflecting the Company's belief that performance of its insured transactions as well as the residential property market and economy in general are improving. In addition, the Company refined its approach to projections for most of its HELOCs as of September 30, 2014 to reflect increased recoveries on defaulted loans as well as incremental defaults associated with increased monthly payments that occur when interest-only payment periods end, both as a result of its observation of HELOC performance.

U.S. First Lien RMBS Loss Projections: Alt-A First Lien, Option ARM, Subprime and Prime

     The majority of projected losses in first lien RMBS transactions are expected to come from non-performing mortgage loans (those that have been modified in the previous 12 months, are two or more payments behind, are in foreclosure or that have been foreclosed and so the RMBS issuer owns the underlying real estate). Changes in the amount of non-performing loans from the amount projected in the previous period are one of the primary drivers of loss development in this portfolio. In order to determine the number of defaults resulting from these delinquent and foreclosed loans, the Company applies a liquidation rate assumption to loans in each of various non-performing categories. The Company arrived at its liquidation rates based on data purchased from a third party provider and assumptions about how delays in the foreclosure process and loan modifications may ultimately affect the rate at which loans are liquidated. The following table shows liquidation assumptions for various non-performing categories.

First Lien Liquidation Rates

	September 30, 2014	June 30, 2014	December 31, 2013
Current Loans Modified in Previous 12 Months
Alt A and Prime	35%	35%	35%
Option ARM	35	35	35
Subprime	35	35	35
30 – 59 Days Delinquent
Alt A and Prime	50	50	50
Option ARM	50	50	50
Subprime	45	45	45
60 – 89 Days Delinquent
Alt A and Prime	60	60	60
Option ARM	65	65	65
Subprime	50	50	50
90+ Days Delinquent
Alt A and Prime	75	75	75
Option ARM	70	70	70
Subprime	60	60	60
Bankruptcy
Alt A and Prime	60	60	60
Option ARM	60	60	60
Subprime	55	55	55
Foreclosure
Alt A and Prime	85	85	85
Option ARM	80	80	80
Subprime	70	70	70
Real Estate Owned
All	100	100	100

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

In the base case, after the initial 36-month CDR plateau period, each transaction’s CDR is projected to improve over 12 months to an intermediate CDR (calculated as 20% of its CDR plateau); that intermediate CDR is held constant for

36 months and then trails off in steps to a final CDR of 5% of the CDR plateau. In the base case, the Company assumes the final CDR will be reached eight years and nine months after the initial 36-month CDR plateau period, which is three months shorter than assumed as of June 30, 2014 and December 31, 2013 but the same calendar date as it assumed as of June 30, 2014. Under the Company’s methodology, defaults projected to occur in the first 36 months represent defaults that can be attributed to loans that were modified in the last 12 months or that are currently delinquent or in foreclosure, while the defaults projected to occur using the projected CDR trend after the first 36 month period represent defaults attributable to borrowers that are currently performing.

Another important driver of loss projections is loss severity, which is the amount of loss the transaction incurs on a loan after the application of net proceeds from the disposal of the underlying property. Loss severities experienced in first lien transactions have reached historic high levels, and the Company is assuming in the base case that these high levels generally will continue for another 18 months, except that in the case of subprime loans, the Company assumes the 90% loss severity rate will continue for another nine months then drop to 80% for nine more months, in each case before following the ramp described below. The Company determines its initial loss severity based on actual recent experience. The Company’s initial loss severity assumptions for September 30, 2014 were the same as it used for June 30, 2014 and December 31, 2013. The Company then assumes that loss severities begin returning to levels consistent with underwriting assumptions beginning after the initial 18 month period declining to 40% in the base case over 2.5 years.

The following table shows the range as well as the average, weighted by outstanding net insured par, for key assumptions used in the calculation of expected loss to be paid for individual transactions for direct vintage 2004 - 2008 first lien U.S. RMBS.

Key Assumptions in Base Case Expected Loss Estimates
First Lien RMBS(1)

	As of September 30, 2014				As of June 30, 2014				As of December 31, 2013
	Range			Weighted Average	Range			Weighted Average	Range			Weighted Average
Alt-A First Lien
Plateau CDR	2.1%	–	15.7%	8.5%	2.9%	–	16.8%	9.0%	2.8%	–	18.4%	9.7%
Intermediate CDR	0.4%	–	3.1%	1.7%	0.6%	–	3.4%	1.8%	0.6%	–	3.7%	1.9%
Period until intermediate CDR	48 months				48 months				48 months
Final CDR	0.1%	–	0.8%	0.4%	0.1%	–	0.8%	0.4%	0.1%	–	0.9%	0.5%
Initial loss severity	65%				65%				65%
Initial conditional prepayment rate ("CPR")	0.0%	–	24.3%	7.0%	1.0%	–	23.2%	7.0%	0.0%	–	34.2%	9.7%
Final CPR(2)	15%				15%				15%
Option ARM
Plateau CDR	3.9%	–	15.7%	10.7%	5.0%	–	15.8%	11.1%	4.9%	–	16.8%	11.9%
Intermediate CDR	0.8%	–	3.1%	2.1%	1.0%	–	3.2%	2.2%	1.0%	–	3.4%	2.4%
Period until intermediate CDR	48 months				48 months				48 months
Final CDR	0.2%	–	0.8%	0.5%	0.2%	–	0.8%	0.5%	0.2%	–	0.8%	0.5%
Initial loss severity	65%				65%				65%
Initial CPR	1.0%	–	13.0%	7.1%	0.9%	–	9.0%	7.1%	0.4%	–	13.1%	4.7%
Final CPR(2)	15%				15%				15%
Subprime
Plateau CDR	5.3%	–	15.9%	11.2%	5.7%	–	16.5%	11.5%	5.6%	–	16.2%	11.8%
Intermediate CDR	1.1%	–	3.2%	2.2%	1.1%	–	3.3%	2.3%	1.1%	–	3.2%	2.4%
Period until intermediate CDR	48 months				48 months				48 months
Final CDR	0.3%	–	0.8%	0.4%	0.3%	–	0.8%	0.4%	0.3%	–	0.8%	0.4%
Initial loss severity	90%				90%				90%
Initial CPR	0.0%	–	10.8%	6.5%	0.0%	–	13.7%	6.4%	0.0%	–	15.7%	4.1%
Final CPR(2)	15%				15%				15%
____________________
(1)                                Represents variables for most heavily weighted scenario (the “base case”).

(2)	For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used.

 The rate at which the principal amount of loans is voluntarily prepaid may impact both the amount of losses projected (since that amount is a function of the conditional default rate, the loss severity and the loan balance over time) as well as the amount of excess spread (the amount by which the interest paid by the borrowers on the underlying loan exceeds the amount of interest owed on the insured obligations). The assumption for the voluntary CPR follows a similar pattern to that of the conditional default rate. The current level of voluntary prepayments is assumed to continue for the plateau period before gradually increasing over 12 months to the final CPR, which is assumed to be 15% in the base case. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. These assumptions are the same as those the Company used for June 30, 2014 and December 31, 2013.

In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the conditional default rate returned to its modeled equilibrium, which was defined as 5% of the initial conditional default rate. The Company also stressed CPR and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios (including its base case) as of September 30, 2014. The Company used a similar approach to establish its pessimistic and optimistic scenarios as of September 30, 2014 as it used as of June 30, 2014 and December 31, 2013, increasing and decreasing the periods of stress from those used in the base case.

In a somewhat more stressful environment than that of the base case, where the conditional default rate plateau was extended six months (to be 42 months long) before the same more gradual conditional default rate recovery and loss severities were assumed to recover over 4.5 rather than 2.5 years (and subprime loss severities were assumed to recover only to 60%), expected loss to be paid would increase from current projections by approximately $30 million for Alt-A first liens, $10 million for Option ARM, $73 million for subprime and $4 million for prime transactions.

In an even more stressful scenario where loss severities were assumed to rise and then recover over nine years and the initial ramp-down of the conditional default rate was assumed to occur over 15 months and other assumptions were the same as the other stress scenario, expected loss to be paid would increase from current projections by approximately $83 million for Alt-A first liens, $23 million for Option ARM, $107 million for subprime and $10 million for prime transactions.

In a scenario with a somewhat less stressful environment than the base case, where conditional default rate recovery was somewhat less gradual and the initial subprime loss severity rate was assumed to be 80% for 18 months and was assumed to recover to 40% over 2.5 years, expected loss to be paid would increase from current projections by approximately $0.1 million for Alt-A first lien and would decrease by $10 million for Option ARM, $23 million for subprime and $1 million for prime transactions.

In an even less stressful scenario where the conditional default rate plateau was six months shorter (30 months, effectively assuming that liquidation rates would improve) and the conditional default rate recovery was more pronounced, (including an initial ramp-down of the conditional default rate over nine months), expected loss to be paid would decrease from current projections by approximately $26 million for Alt-A first lien, $25 million for Option ARM, $65 million for subprime and $5 million for prime transactions.

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

The following table shows the range as well as the average, weighted by outstanding net insured par, for key assumptions for the calculation of expected loss to be paid for individual transactions for direct vintage 2004 - 2008 second lien U.S. RMBS.

Key Assumptions in Base Case Expected Loss Estimates
Second Lien RMBS(1)

HELOC key assumptions	As of September 30, 2014				As of June 30, 2014				As of December 31, 2013
	Range			Weighted Average	Range			Weighted Average	Range			Weighted Average
Plateau CDR	2.8%	–	8.5%	4.2%	2.2%	–	9.6%	4.3%	2.3%	–	7.7%	4.9%
Final CDR trended down to	0.5%	–	3.2%	1.2%	0.5%	–	3.2%	1.2%	0.4%	–	3.2%	1.1%
Period until final CDR	34 months				34 months				34 months
Initial CPR	5.1%	–	16.0%	10.3%	2.4%	–	19.4%	9.3%	2.7%	–	21.5%	9.9%
Final CPR(2)	10%				10%				10%
Loss severity	90%	–	98.0%	91.5%	98%				98%

Closed-end second lien key assumptions	As of September 30, 2014				As of June 30, 2014				As of December 31, 2013
	Range			Weighted Average	Range			Weighted Average	Range			Weighted Average
Plateau CDR	6.8%	–	15.1%	7.7%	4.8%	–	14.9%	7.7%	7.3%	–	15.1%	8.5%
Final CDR trended down to	3.5%	–	9.1%	4.9%	3.5%	–	9.1%	5.0%	3.5%	–	9.1%	5.0%
Period until final CDR	34 months				34 months				34 months
Initial CPR	3.0%	–	11.4%	9.2%	2.6%	–	10.4%	8.4%	3.1%	–	12.0%	7.1%
Final CPR(2)	10%				10%				10%
Loss severity	98%				98%				98%
____________________

(1)	Represents variables for most heavily weighted scenario (the “base case”).

(2)	For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used.

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

For the base case scenario, the CDR (the “plateau CDR”) was held constant for one month. Once the plateau period has ended, the CDR is assumed to gradually trend down in uniform increments to its final long-term steady state CDR. (The long-term steady state CDR is calculated as the constant CDR that would have yielded the amount of losses originally expected at underwriting.) In the base case scenario, the time over which the CDR trends down to its final CDR is 28 months. Therefore, the total stress period for second lien transactions is 34 months, comprising five months of delinquent data, a one month plateau period and 28 months of decrease to the steady state CDR, the same as of June 30, 2014 and December 31, 2013.

HELOC loans generally permit the borrower to pay only interest for an initial period (often ten years) and, after that period, require the borrower to make both the monthly interest payment and a monthly principal payment, and so increase the borrower's aggregate monthly payment. Some of the HELOC loans underlying the Company's insured HELOC transactions have reached their principal amortization period. Based on the Company’s observation, including information obtained over the last quarter on the performance of certain loans reaching their principal amortization period and its views of the efficacy of planned servicer intervention, it introduced this quarter an assumption in the projections for most of its HELOC transactions that 7.5% of loans reaching their amortization periods will default around the time of the payment increase. These projected defaults are in addition to those generated using the CDR curve as described above.

When a second lien loan defaults, there is generally a very low recovery. The Company had assumed as of June 30, 2014 and December 31, 2013 that it will recover only 2% of the collateral defaulting. However, based on additional information the Company obtained over the last quarter, it increased this recovery assumption in the projections for most of its HELOC transactions as of September 30, 2014 to 10% of collateral defaulting in the future, and also assumed declining additional post-default receipts on previously defaulted collateral. The net impact of the two refinements the Company made to projecting expected losses in certain HELOC transactions described above (increased defaults of loans reaching their amortization period and increased recoveries) was an increase of approximately $36 million in expected losses in the Company's base case.

The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected as well as the amount of excess spread. In the base case, the current CPR (based on experience of the most recent three quarters) is assumed to continue until the end of the plateau before gradually increasing to the final CPR over the same period the CDR decreases. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. The final CPR is assumed to be 10% for both HELOC and closed-end second lien transactions, which is lower than the historical average but reflects the Company’s continued uncertainty about the projected performance of the borrowers in these transactions. This pattern is consistent with how the Company modeled the CPR at June 30, 2014 and December 31, 2013. To the extent that prepayments differ from projected levels it could materially change the Company’s projected excess spread and losses.

The Company uses a number of other variables in its second lien loss projections, including the spread between relevant interest rate indices and HELOC draw rates (the amount of new advances provided on existing HELOCs expressed as a percentage of current outstanding advances). These variables have been relatively stable over the past several quarters and in the relevant ranges have less impact on the projection results than the variables discussed above. However, in a number of HELOC transactions the servicers have been modifying poorly performing loans from floating to fixed rates, and, as a result, rising interest rates would negatively impact the excess spread available from these modified loans to support the transactions.  The Company incorporated these modifications in its assumptions.

In estimating expected losses, the Company modeled and probability weighted three possible CDR curves applicable to the period preceding the return to the long-term steady state CDR using the same approaches and weightings as it did as of June 30, 2014 and December 31, 2013. The Company believes that the level of the elevated CDR and the length of time it will persist is the primary driver behind the likely amount of losses the collateral will suffer. The Company continues to evaluate the assumptions affecting its modeling results.

The Company’s base case assumed a one month CDR plateau and a 28 month ramp-down (for a total stress period of 34 months). The Company also modeled a scenario with a longer period of elevated defaults and another with a shorter period of elevated defaults. Increasing the CDR plateau to four months and increasing the ramp-down by five months to 33 months (for a total stress period of 42 months) would increase the expected loss by approximately $17 million for HELOC transactions and $2 million for closed-end second lien transactions. On the other hand, keeping the CDR plateau at one month but decreasing the length of the CDR ramp-down to 18 months (for a total stress period of 24 months) would decrease the expected loss by approximately $17 million for HELOC transactions and $2 million for closed-end second lien transactions.

Breaches of Representations and Warranties

Generally, when mortgage loans are transferred into a securitization, the loan originator(s) and/or sponsor(s) provide R&W that the loans meet certain characteristics, and a breach of such R&W often requires that the loan be repurchased from the securitization. In many of the transactions the Company insures, it is in a position to enforce these R&W provisions. The Company has pursued breaches of R&W on a loan-by-loan basis or in cases where a provider of R&W refused to honor its repurchase obligations, the Company sometimes chose to initiate litigation. See “Recovery Litigation” below. The Company's success in pursuing these strategies permitted the Company to enter into agreements with R&W providers under which those providers made payments to the Company, agreed to make payments to the Company in the future, and / or repurchased loans from the transactions, all in return for releases of related liability by the Company. In some instances, the entity providing the R&W (or an affiliate of that entity) also benefited from credit protection sold by the Company through a CDS, and the Company entered into an agreement terminating the CDS protection it provided (and so avoiding future losses on that transaction), again in return for releases of related liability by the Company and in certain instances other consideration. Such agreements with R&W providers provide the Company with many of the benefits of pursuing the R&W claims on a loan by loan basis or through litigation, but without the related expense and uncertainty. The Company continues to pursue these strategies against R&W providers with which it does not yet have agreements.

Through September 30, 2014, the Company has caused entities providing R&Ws to pay, or agree to pay, or to terminate insurance protection on future projected losses of, approximately $3.8 billion (gross of reinsurance) in respect of their R&W liabilities for transactions in which the Company has provided insurance.

R&W Benefits (Gross of Reinsurance)
As of September 30, 2014

(in millions)
Benefits already received (1)	$2,954
Agreement amounts projected to be received in the future	296
Repurchase amounts paid into the relevant RMBS prior to settlement (2)	579
Total R&W receipts and losses avoided, gross of reinsurance	$3,829
____________________

(1)	Includes amounts already received plus projected losses avoided based on base case projections at the time of the termination, net of any payments made in connection with the termination.

(2)
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

Based on this success, the Company has included in its net expected loss estimates as of September 30, 2014 an estimated net benefit related to breaches of R&W of $578 million, which includes $284 million from agreements with R&W providers and $294 million in transactions where the Company does not yet have such an agreement, all net of reinsurance.

Representations and Warranties Agreements (1)

	Agreement Date	Current Net Par Covered	Receipts to September 30, 2014 (net of reinsurance)	Estimated Future Receipts (net of reinsurance)	Eligible Assets Held in Trust (gross of reinsurance)
	(in millions)
Bank of America - First Lien	April 2011	$963	$511	$163	$581
Bank of America - Second Lien	April 2011	1,250	968	NA	NA
Deutsche Bank	May 2012 and October 2013	1,226	249	73	135
UBS	May 2013	579	433	8	110
Others	Various	1,211	501	40	NA
Total		$5,229	$2,662	$284	$826
____________________

(1)
This table relates to past and projected future recoveries under R&W and related agreements. Excluded from this table is the $294 million of future net recoveries the Company projects receiving from R&W counterparties in transactions with $873 million of net par outstanding as of September 30, 2014 not covered by current agreements.

The Company's agreements with the counterparties specifically named in the table above required an initial payment to the Company to reimburse it for past claims as well as an obligation to reimburse it for a portion of future claims. The named counterparties placed eligible assets in trust to collateralize their future reimbursement obligations, and the amount of collateral they are required to post may be increased or decreased from time to time as determined by rating agency requirements. Reimbursement payments under these agreements are made either monthly or quarterly and have been made timely. With respect to the reimbursement for future claims:

•
Bank of America. Under the Company's agreement with Bank of America Corporation and certain of its subsidiaries (“Bank of America”), Bank of America agreed to reimburse the Company for 80% of claims on the first lien transactions covered by the agreement that the Company pays in the future, until the aggregate lifetime collateral losses (not insurance losses or claims) on those transactions reach $6.6 billion. As of September 30, 2014 aggregate lifetime collateral losses on those transactions was $4.0 billion, and the Company was projecting in its base case that such collateral losses would eventually reach $5.1 billion.

•
Deutsche Bank. Under the Company's May 2012 agreement with Deutsche Bank AG and certain of its affiliates (collectively, “Deutsche Bank”), Deutsche Bank agreed to reimburse the Company for certain claims it pays in the future on eight first and second lien transactions, including 80% of claims it pays on those transactions until the aggregate lifetime claims (before reimbursement) reach $319 million. As of September 30, 2014, the Company was projecting in its base case that such aggregate lifetime claims would remain below $319 million. In the event aggregate lifetime claims paid exceed $389 million, Deutsche Bank must reimburse the Company for 85% of such claims paid (in excess of $389 million) until such claims paid reach $600 million.

When the agreement was first signed, Deutsche Bank was also required to reimburse AGC for future claims it pays on certain RMBS resecuritizations. AGC and Deutsche Bank terminated one of the resecuritization transactions on October 10, 2013, another on September 12, 2014 and two more in the fourth quarter of 2014. In the fourth quarter of 2014, AGC and Deutsche Bank also terminated one other below investment grade transaction under which AGC had provided credit protection to Deutsche Bank through a CDS. In connection with the 2014 terminations, AGC and Deutsche Bank agreed to terminate Deutsche Bank’s reimbursement obligation on all of the RMBS resecuritizations, and AGC made a termination payment to Deutsche Bank and released some of the collateral that had been held in trust. Deutsche Bank remains liable to reimburse the Company for certain claims it pays on eight first and second lien transactions, as described above, and such reimbursement obligation remains secured by collateral held in trust for the Company’s benefit.

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

For the expected recovery of $294 million from breaches of R&W in transactions not covered by agreements as of September 30, 2014, the Company did not incorporate any gain contingencies from potential litigation in its estimated repurchases. The amount the Company will ultimately recover related to such contractual R&W is uncertain and subject to a number of factors including the counterparty's ability to pay, the number and loss amount of loans determined to have breached R&W and, potentially, negotiated settlements or litigation recoveries. As such, the Company's estimate of recoveries is uncertain and actual amounts realized may differ significantly from these estimates. In arriving at the expected recovery from breaches of R&W not already covered by agreements, the Company considered the creditworthiness of the provider of the R&W, the number of breaches found on defaulted loans, the success rate in resolving these breaches across those transactions where material repurchases have been made and the potential amount of time until the recovery is realized. The calculation of expected recovery from breaches of such contractual R&W involved a variety of scenarios which ranged from the Company recovering substantially all of the losses it incurred due to violations of R&W to the Company realizing limited recoveries. These scenarios were probability weighted in order to determine the recovery incorporated into the Company's estimate of expected losses. This approach was used for both loans that had already defaulted and those assumed to default in the future. The Company adjusts the calculation of its expected recovery from breaches of R&W based on changing facts and circumstances with respect to each counterparty and transaction.

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

 U.S. RMBS Risks with R&W Benefit

	Number of Risks (1) as of		Debt Service as of
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
			(dollars in millions)
Prime first lien	1	1	$34	$38
Alt-A first lien	21	19	1,758	2,856
Option ARM	8	9	184	641
Subprime	4	5	651	998
Closed-end second lien	4	4	143	158
HELOC	1	4	14	320
Total	39	42	$2,784	$5,011
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
Components of R&W Development

	Third Quarter		Nine Months
	2014	2013	2014	2013
	(in millions)
Inclusion or removal of deals with breaches of R&W during period	$—	$—	$—	$6
Change in recovery assumptions as the result of recovery success	4	69	31	86
Estimated increase (decrease) in defaults that will result in additional (lower) breaches	(4)	13	(15)	10
Settlements and anticipated settlements	90	—	96	180
Accretion of discount on balance	3	4	48	12
Total	$93	$86	$160	$294

Trust Preferred Securities Collateralized Debt Obligations

The Company has insured or reinsured $4.5 billion of net par (71% of which is in CDS form) of collateralized debt obligations (“CDOs”) backed by TruPS and similar debt instruments, or “TruPS CDOs.” Of the $4.5 billion, $1.5 billion is rated BIG. The underlying collateral in the TruPS CDOs consists of subordinated debt instruments such as TruPS issued by bank holding companies and similar instruments issued by insurance companies, real estate investment trusts (“REITs”) and other real estate related issuers.

The Company projects losses for TruPS CDOs by projecting the performance of the asset pools across several scenarios (which it weights) and applying the CDO structures to the resulting cash flows. At September 30, 2014, the Company has projected expected losses to be paid for TruPS CDOs of $26 million. During Third Quarter 2014, there was positive economic development of approximately $5 million, which was due primarily to redemption and cure activity of some of the underlying assets in the TruPS collateral pools. During Nine Months 2014, there was positive economic development of approximately $24 million, which was due primarily to improving collateral performance throughout Nine Months 2014.

“XXX” Life Insurance Transactions

The Company’s $2.7 billion net par of XXX life insurance transactions as of September 30, 2014 includes $598 million rated BIG. The BIG “XXX” life insurance reserve securitizations are based on discrete blocks of individual life insurance business. In each such transaction the monies raised by the sale of the bonds insured by the Company were used to capitalize a special purpose vehicle that provides reinsurance to a life insurer or reinsurer. The monies are invested at inception in accounts managed by third-party investment managers.

The BIG “XXX” life insurance transactions consist of two transactions, notes issued by each of Ballantyne Re p.l.c and Orkney Re II p.l.c. These transactions had material amounts of their assets invested in U.S. RMBS. Based on its analysis of the information currently available, including estimates of future investment performance, and projected credit impairments on the invested assets and performance of the blocks of life insurance business at September 30, 2014, the Company’s projected net expected loss to be paid is $90 million. The economic loss development during Third Quarter 2014 was approximately $3 million, which was due primarily to modest deterioration in the life insurance cash flow projections as well as a decrease in the risk free rates used to discount the long dated losses. The economic loss development during Nine Months 2014 was approximately $19 million, which was due primarily to changes in lapse assumptions on the underlying life insurance policies, modest deterioration in life insurance cash flow projections, and a decrease in the risk free rates used to discount the losses.

Manufactured Housing

The Company insures or reinsures a total of $231 million net par of securities backed by manufactured housing loans, of which $164 million is rated BIG. The Company has expected loss to be paid of $25 million as of September 30, 2014. The economic loss development during the Third Quarter 2014 and Nine Months 2014 was relatively flat.

Student Loan Transactions

The Company has insured or reinsured $2.7 billion net par of student loan securitizations, of which $1.9 billion was issued by private issuers and classified as asset-backed and $0.8 billion was issued by public authorities and classified as public finance. Of these amounts, $198 million and $244 million, respectively, are rated BIG. The Company is projecting approximately $78 million of net expected loss to be paid in these portfolios. In general, the losses are due to: (i) the poor credit performance of private student loan collateral and high loss severities, or (ii) high interest rates on auction rate securities with respect to which the auctions have failed. The economic loss development during Third Quarter 2014 was approximately $5 million, which is primarily due to slower than expected default rate improvement, primarily on the private student loan exposure. The economic loss development during Nine Months 2014 was approximately $13 million, which, in addition to the third quarter effects mentioned above, was also due to a decrease during 2014 in the risk free rates used to discount the losses along with some deterioration in collateral performance during the first six months of 2014.

Selected U.S. Public Finance Transactions

The Company insures general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $4.9 billion net par. The Company rates $4.7 billion net par of that amount BIG. For additional information regarding the Company's exposure to general obligations of Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations, please refer to "Exposure to Puerto Rico" in Note 3, Outstanding Exposure.

The Company has net par exposure to the City of Detroit, Michigan of $2.2 billion as of September 30, 2014 to the general obligation, general fund and water and sewer utility sectors, as described below. On July 18, 2013, the City of Detroit filed for bankruptcy under Chapter 9 of the U.S. Bankruptcy Code. The City has filed a proposed plan of adjustment and disclosure statement with the Bankruptcy Court.

•
The Company has net par exposure to $1.1 billion of sewer revenue bonds and $882 million of water revenue bonds. The Company rates the bonds, which are secured by a lien on "special revenues," BBB. The exposure reflects the City's issuance in September 2014 of new series of sewer and water revenue bonds to finance (i) the purchase of outstanding sewer and water revenue bonds offered and accepted under a tender offer commenced by the City and (ii) the refunding of certain other sewer revenue and revenue refunding bonds, and the Company's insurance of a portion of such issuance. In connection with these transactions, approximately $677 million of the Company's then combined $1.8 billion net par exposure to the sewer and water revenue bonds was purchased in the tender offer or refunded, and the Company insured approximately $841 million gross par of the new sewer and water revenue bonds. Under the City's amended plan of adjustment, the impairment of all outstanding sewer and water revenue bonds (even those not purchased pursuant to the tender offer or refunded) that had been proposed was removed, including those provisions which provided for the impairment of interest rates and call protection on such bonds.

•
The Company has net par exposure of $128 million to the City's general obligation bonds, which are secured by a pledge of the unlimited tax, full faith, credit and resources of the City and the specific ad valorem taxes approved by the voters solely to pay debt service on the general obligation bonds. The Company rates this exposure BIG. On April 9, 2014, the City and the Company reached a tentative settlement with respect to the treatment of the unlimited tax general obligation bonds insured by the Company. The agreement provides for the confirmation of both the secured status of such general obligation bonds and the existence of a valid lien on the City’s pledged property tax revenues, a finding that such revenues constitute “special revenues” under the U.S. Bankruptcy Code, and the provision of additional security for such general obligation bonds in the form of a subordinate statutory lien on, and intercept of, the City’s distributable state aid. After giving effect to post-petition payments made by Assured Guaranty on such general obligation bonds, the settlement results in an ultimate recovery of approximately 74% on such general obligation bonds. The settlement is subject to a number of conditions, including confirmation of a plan of adjustment.

•
The Company has net par exposure of $175 million to the City's Certificates of Participation, which are unsecured unconditional contractual obligations of the City that the Company rates BIG.  On October 26, 2014, AG Re and Financial Guaranty Insurance Co. ("FGIC") entered into a commutation agreement pursuant to which FGIC will commute all the reinsurance AG Re provides to FGIC with respect to the Certificates of Participation.  The effectiveness of the commutation agreement is subject to the occurrence of the effective date of the City’s plan of adjustment. The Company currently anticipates the plan of adjustment will be confirmed in November 2014.

On June 28, 2012, the City of Stockton, California filed for bankruptcy protection under Chapter 9 of the U.S. Bankruptcy Code. The Company's net exposure to the City's general fund is $117 million, consisting of pension obligation bonds. The Company also had exposure to lease revenue bonds; as of September 30, 2014, the Company owned all of such bonds and held them in its investment portfolio. On October 3, 2013, the Company reached a settlement with the City regarding the treatment of the bonds insured by the Company in the City's plan of adjustment. Under the terms of the settlement, the Company will continue to receive net revenues from an office building and an option to take title to that building, and will be entitled to certain fixed payments and certain variable payments contingent on the City's revenue growth. On October 30, 2014, the bankruptcy court confirmed the City's plan of adjustment, which includes the terms of such settlement. The Company expects the plan of adjustment to become effective by the end of 2014.
The Company has $338 million of net par exposure to the Louisville Arena Authority. The bond proceeds were used to construct the KFC Yum Center, home to the University of Louisville men's and women's basketball teams. Actual revenues available for Debt Service are well below original projections, and under the Company's internal rating scale, the transaction is BIG.

The Company projects that its total net expected loss across its troubled U.S. public finance credits as of September 30, 2014, which incorporated the likelihood of the outcomes mentioned above, will be $333 million, compared with a net expected loss of $339 million as of June 30, 2014 and $264 million as of December 31, 2013. Economic loss development in Third Quarter 2014 was $2 million. Economic loss development in Nine Months 2014 was approximately $107 million, which was primarily attributable to Puerto Rico and Detroit exposures.

Certain Selected European Country Transactions

The Company insures and reinsures credits with sub-sovereign exposure to various Spanish and Portuguese issuers where a Spanish and Portuguese sovereign default may cause the regions also to default. The Company's gross exposure to these Spanish and Portuguese credits is $544 million and $120 million, respectively and exposure net of reinsurance for Spanish and Portuguese credits is $390 million and $106 million, respectively. The Company rates most of these issuers in the BB category due to the financial condition of Spain and Portugal and their dependence on the sovereign. The Company's Hungary exposure is to infrastructure bonds dependent on payments from Hungarian governmental entities and covered mortgage bonds issued by Hungarian banks. The Company's gross exposure to these Hungarian credits is $555 million and its exposure net of reinsurance is $524 million, all of which all is rated BIG. The Company estimated net expected losses of $50 million related to these Spanish, Portuguese and Hungarian credits. The economic loss development during the Third Quarter and Nine Months 2014 was relatively flat.

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

Recovery Litigation

RMBS Transactions

As of the date of this filing, AGM and AGC have a lawsuit pending against DLJ Mortgage Capital, Inc. (“DLJ”) and Credit Suisse Securities (USA) LLC (“Credit Suisse”), which had provided representations and warranties on first lien U.S. RMBS transactions insured by them, seeking damages for alleged breaches of R&W in respect of the underlying loans in the transactions, and failure to cure or repurchase defective loans identified by AGM and AGC. AGM also had sued Deutsche Bank AG affiliates DB Structured Products, Inc. and ACE Securities Corp. on a second lien U.S. RMBS transaction that it had insured; AGM signed an agreement to resolve its claims against Deutsche Bank in November 2014 and expects to file a stipulation with the court to dismiss the lawsuit shortly.

With respect to the Credit Suisse action, on May 6, 2014, the Appellate Division, First Department unanimously reversed certain aspects of the partial dismissal by the Supreme Court of the State of New York of certain claims for relief by holding as a matter of law that AGM’s and AGC’s remedies for breach of R&W are not limited to the repurchase remedy. AGM and AGC filed an amended complaint against DLJ and Credit Suisse (and added Credit Suisse First Boston Mortgage Securities Corp. as a defendant), asserting claims of fraud and material misrepresentation in the inducement of an insurance contract, in addition to their existing breach of contract claims.

On July 3, 2014, the Supreme Court of the State of New York issued decisions in both the Credit Suisse and the recently settled Deutsche Bank litigations and noted they were intended to be read together.  In the Deutsche Bank action, Deutsche Bank had filed a motion to dismiss certain of AGM’s claims as well as a motion for partial summary judgment against AGM. The decision provided that AGM continued to have claims for a breach of contract cause of action, which the court deemed to consist of a claim for recovery of the portion of AGM’s paid claims attributable to all loans that breached R&W, not solely for claims attributable to loans that AGM had demanded that Deutsche Bank repurchase prior to the litigation. The court also held that sampling and expert evidence could be used to calculate damages, and that AGM could recover its reasonable litigation costs and expenses. In the Credit Suisse action, the court granted the defendants’ motion to dismiss certain of AGM’s and AGC’s fraud claims and all of the claims against Credit Suisse First Boston Mortgage Securities Corp., along with the remaining fraud claims and claims of material misrepresentation in the inducement of an insurance contract. On July 10, 2014, AGM and AGC filed a notice of appeal of the court’s dismissal action. AGM and AGC continue to have claims for breach of R&W and breach of DLJ’s repurchase obligations.

               Separately, AGM had filed a lawsuit against RBS Securities Inc., RBS Financial Products Inc. and Financial Asset Securities Corp. (collectively, “RBS”) in the United States District Court for the Southern District of New York on a first lien U.S. RMBS transaction that it had insured, alleging that RBS made fraudulent misrepresentations to AGM regarding the quality of the underlying mortgage loans in the transaction and that RBS's misrepresentations induced AGM into issuing a financial guaranty insurance policy in respect of the certificates issued in the transaction. AGM has resolved its claims against RBS and the lawsuit has been dismissed.

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

6.    Financial Guaranty Insurance Losses

Insurance Contracts' Loss Information

The following table provides balance sheet information on loss and LAE reserves and salvage and subrogation recoverable, net of reinsurance. The Company used weighted average risk-free rates for U.S. dollar denominated financial guaranty insurance obligations that ranged from 0.0% to 3.68% as of September 30, 2014 and 0.0% to 4.44% as of December 31, 2013. Financial guaranty insurance expected LAE reserve was $24 million as of September 30, 2014 and $27 million as of December 31, 2013.

Loss and LAE Reserve and Salvage and Subrogation Recoverable
Net of Reinsurance
Insurance Contracts

	As of September 30, 2014			As of December 31, 2013
	Loss and LAE Reserve, net	Salvage and Subrogation Recoverable, net	Net Reserve (Recoverable)	Loss and LAE Reserve, net	Salvage and Subrogation Recoverable, net	Net Reserve (Recoverable)
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$3	$—	$3	$3	$—	$3
Alt-A first lien	121	—	121	108	—	108
Option ARM	30	57	(27)	22	47	(25)
Subprime	163	7	156	143	2	141
First lien	317	64	253	276	49	227
Second lien:
Closed-end second lien	5	40	(35)	5	45	(40)
HELOC	4	163	(159)	5	127	(122)
Second lien	9	203	(194)	10	172	(162)
Total U.S. RMBS	326	267	59	286	221	65
TruPS	0	—	0	2	—	2
Other structured finance	167	2	165	145	6	139
U.S. public finance	265	8	257	189	8	181
Non-U.S. public finance	32	—	32	35	—	35
Financial guaranty	790	277	513	657	235	422
Other	2	6	(4)	2	5	(3)
Subtotal	792	283	509	659	240	419
Effect of consolidating FG VIEs	(88)	(6)	(82)	(103)	(85)	(18)
Total (1)	$704	$277	$427	$556	$155	$401
____________________

(1)	See “Components of Net Reserves (Salvage)” table for loss and LAE reserve and salvage and subrogation recoverable components.

The following table reconciles the reported gross and ceded reserve and salvage and subrogation amount to the financial guaranty net reserves (salvage) in the financial guaranty BIG transaction loss summary tables.

Components of Net Reserves (Salvage)
Insurance Contracts

	As of September 30, 2014	As of December 31, 2013
	(in millions)
Loss and LAE reserve	$760	$592
Reinsurance recoverable on unpaid losses	(56)	(36)
Loss and LAE reserve, net	704	556
Salvage and subrogation recoverable	(294)	(174)
Salvage and subrogation payable(1)	17	19
Salvage and subrogation recoverable, net	(277)	(155)
Subtotal	427	401
Other recoverables(2)	(15)	(15)
Net reserves (salvage)	412	386
Less: other (non-financial guaranty business)	(4)	(3)
Net reserves (salvage) - financial guaranty	$416	$389
____________________

(1)	Recorded as a component of reinsurance balances payable.

(2)	R&W recoverables recorded in other assets on the consolidated balance sheet.

Balance Sheet Classification of
Net Expected Recoveries for Breaches of R&W
Insurance Contracts

	As of September 30, 2014			As of December 31, 2013
	For all Financial Guaranty Insurance Contracts	Effect of Consolidating FG VIEs	Reported on Balance Sheet(1)	For all Financial Guaranty Insurance Contracts	Effect of Consolidating FG VIEs	Reported on Balance Sheet(1)
	(in millions)
Salvage and subrogation recoverable, net	$165	$—	$165	$122	$(49)	$73
Loss and LAE reserve, net	285	(11)	274	363	(24)	339
____________________

(1)	The remaining benefit for R&W is either recorded at fair value in FG VIE assets, or not recorded on the balance sheet until the total loss, net of R&W, exceeds unearned premium reserve.

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

Reconciliation of Net Expected Loss to be Paid and
Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of September 30, 2014
(in millions)
Net expected loss to be paid	$854
Less: net expected loss to be paid for FG VIEs	122
Total	732
Contra-paid, net	50
Salvage and subrogation recoverable, net of reinsurance	271
Loss and LAE reserve, net of reinsurance	(702)
Other recoveries (1)	15
Net expected loss to be expensed (present value) (2)	$366
____________________

(1)	R&W recoverables recorded in other assets on the consolidated balance sheet.

(2)	Excludes $88 million as of September 30, 2014, related to consolidated FG VIEs.

The following table provides a schedule of the expected timing of net expected losses to be expensed. The amount and timing of actual loss and LAE may differ from the estimates shown below due to factors such as refundings, accelerations, commutations, changes in expected lives and updates to loss estimates. This table excludes amounts related to FG VIEs, which are eliminated in consolidation.

Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of September 30, 2014
(in millions)
2014 (October 1–December 31)	$11
2015	41
2016	38
2017	30
2018	27
2019 - 2023	98
2024 - 2028	57
2029 - 2033	37
After 2033	27
Net expected loss to be expensed (present value) (1)	366
Discount	374
Total future value	$740

____________________

(1)	Consolidation of FG VIEs resulted in reductions of $88 million in net expected loss to be expensed on a present value basis.

The following table presents the loss and LAE recorded in the consolidated statements of operations by sector for insurance contracts. Amounts presented are net of reinsurance.

Loss and LAE
Reported on the
Consolidated Statements of Operations

	Third Quarter		Nine Months
	2014	2013	2014	2013
	(in millions)
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	$0	$1	$0	$1
Alt-A first lien	4	(7)	21	(7)
Option ARM	9	22	(21)	(39)
Subprime	(7)	31	(5)	65
First lien	6	47	(5)	20
Second lien:
Closed-end second lien	1	0	0	19
HELOC	(45)	(28)	(55)	(44)
Second lien	(44)	(28)	(55)	(25)
Total U.S. RMBS	(38)	19	(60)	(5)
TruPS	0	—	(1)	(1)
Other structured finance	6	(12)	26	(33)
Structured finance	(32)	7	(35)	(39)
Public Finance:
U.S. public finance	3	47	112	121
Non-U.S. public finance	(1)	12	(1)	13
Public finance	2	59	111	134
Subtotal	(30)	66	76	95
Other	0	—	(1)	—
Loss and LAE on insurance contracts before FG VIE consolidation	(30)	66	75	95
Effect of consolidating FG VIEs	(14)	(11)	(21)	(26)
Loss and LAE	$(44)	$55	$54	$69

The following table provides information on financial guaranty insurance contracts categorized as BIG.

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of September 30, 2014

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks(1)	176	(66)	79	(22)	116	(35)	371	—	371
Remaining weighted-average contract period (in years)	10.5	7.7	8.8	7.5	9.8	7.3	10.5	—	10.5
Outstanding exposure:
Principal	$12,751	$(2,179)	$3,169	$(383)	$3,020	$(150)	$16,228	$—	$16,228
Interest	6,919	(877)	1,470	(142)	1,172	(49)	8,493	—	8,493
Total(2)	$19,670	$(3,056)	$4,639	$(525)	$4,192	$(199)	$24,721	$—	$24,721
Expected cash outflows (inflows)	$1,827	$(498)	$703	$(58)	$1,729	$(73)	$3,630	$(364)	$3,266
Potential recoveries
Undiscounted R&W	(228)	6	(28)	1	(311)	13	(547)	12	(535)
Other(3)	(1,698)	479	(259)	16	(379)	28	(1,813)	188	(1,625)
Total potential recoveries	(1,926)	485	(287)	17	(690)	41	(2,360)	200	(2,160)
Subtotal	(99)	(13)	416	(41)	1,039	(32)	1,270	(164)	1,106
Discount	13	0	(125)	8	(320)	8	(416)	42	(374)
Present value of expected cash flows	$(86)	$(13)	$291	$(33)	$719	$(24)	$854	$(122)	$732
Deferred premium revenue	$465	$(76)	$110	$(5)	$275	$(26)	$743	$(120)	$623
Reserves (salvage)(4)	$(179)	$0	$200	$(28)	$516	$(11)	$498	$(82)	$416

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

For example, AGM has issued financial guaranty insurance policies in respect of the obligations of municipal obligors under interest rate swaps. Under the swaps, AGM insures periodic payments owed by the municipal obligors to the bank counterparties. Under certain of the swaps, AGM also insures termination payments that may be owed by the municipal obligors to the bank counterparties. If (i) AGM has been downgraded below the rating trigger set forth in a swap under which it has insured the termination payment, which rating trigger varies on a transaction by transaction basis; (ii) the municipal obligor has the right to cure by, but has failed in, posting collateral, replacing AGM or otherwise curing the downgrade of AGM; (iii) the transaction documents include as a condition that an event of default or termination event with respect to the municipal obligor has occurred, such as the rating of the municipal obligor being downgraded past a specified level, and such condition has been met; (iv) the bank counterparty has elected to terminate the swap; (v) a termination payment is payable by the municipal obligor; and (vi) the municipal obligor has failed to make the termination payment payable by it, then AGM would be required to pay the termination payment due by the municipal obligor, in an amount not to exceed the policy limit set forth in the financial guaranty insurance policy. At AGM's current financial strength ratings, if the conditions giving rise to the obligation of AGM to make a termination payment under the swap termination policies were all satisfied, then AGM could pay claims in an amount not exceeding approximately $120 million in respect of such termination payments. Taking into consideration whether the rating of the municipal obligor is below any applicable specified trigger, if the financial strength ratings of AGM were further downgraded below "A" by S&P or below "A2" by Moody's, and the conditions giving rise to the obligation of AGM to make a payment under the swap policies were all satisfied, then AGM could pay claims in an additional amount not exceeding approximately $353 million in respect of such termination payments.

As another example, with respect to variable rate demand obligations ("VRDOs") for which a bank has agreed to provide a liquidity facility, a downgrade of AGM or AGC may provide the bank with the right to give notice to bondholders that the bank will terminate the liquidity facility, causing the bondholders to tender their bonds to the bank. Bonds held by the bank accrue interest at a “bank bond rate” that is higher than the rate otherwise borne by the bond (typically the prime rate plus 2.00% — 3.00%, and capped at the lesser of 25% and the maximum legal limit). In the event the bank holds such bonds for longer than a specified period of time, usually 90-180 days, the bank has the right to demand accelerated repayment of bond principal, usually through payment of equal installments over a period of not less than five years. In the event that a municipal obligor is unable to pay interest accruing at the bank bond rate or to pay principal during the shortened amortization period, a claim could be submitted to AGM or AGC under its financial guaranty policy. As of September 30, 2014, AGM and AGC had insured approximately $5.2 billion net par of VRDOs, of which approximately $0.2 billion of net par constituted VRDOs issued by municipal obligors rated BBB- or lower pursuant to the Company’s internal rating. The specific terms relating to the rating levels that trigger the bank’s termination right, and whether it is triggered by a downgrade by one rating agency or a downgrade by all rating agencies then rating the insurer, vary depending on the transaction.

In addition, AGM may be required to pay claims in respect of AGMH’s former financial products business if Dexia SA and its affiliates, from which the Company had purchased AGMH and its subsidiaries, do not comply with their obligations following a downgrade of the financial strength rating of AGM. Most of the guaranteed investment contracts ("GICs") insured by AGM allow the GIC holder to terminate the GIC and withdraw the funds in the event of a downgrade of AGM below A3 or A-, with no right of the GIC issuer to avoid such withdrawal by posting collateral or otherwise enhancing its credit. Each GIC contract stipulates the thresholds below which the GIC issuer must post eligible collateral, along with the types of securities eligible for posting and the collateralization percentage applicable to each security type. These collateralization percentages range from 100% of the GIC balance for cash posted as collateral to, typically, 108% for asset-backed securities. If the entire aggregate accreted GIC balance of approximately $2.4 billion as of September 30, 2014 were terminated, the assets of the GIC issuers (which had an aggregate accreted principal of approximately $3.5 billion and an aggregate market value of approximately $3.3 billion) would be sufficient to fund the withdrawal of the GIC funds.

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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company may refine its methodologies and assumptions. During Nine Months 2014, no changes were made to the Company’s valuation models that had or are expected to have, a material impact on the Company’s consolidated balance sheets or statements of operations and comprehensive income.

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

Measured and Carried at Fair Value

Fixed-Maturity Securities and Short-Term Investments

The fair value of bonds in the investment portfolio is generally based on prices received from third party pricing services or alternative pricing sources with reasonable levels of price transparency. The pricing services prepare estimates of fair value measurements using their pricing models, which include available relevant market information, benchmark curves, benchmarking of like securities, and sector groupings. Additional valuation factors that can be taken into account are nominal spreads and liquidity adjustments. The pricing services evaluate each asset class based on relevant market and credit information, perceived market movements, and sector news. The market inputs used in the pricing evaluation include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events. Benchmark yields have in many cases taken priority over reported trades for securities that trade less frequently or those that are distressed trades, and therefore may not be indicative of the market. The extent of the use of each input is dependent on the asset class and the market conditions. Given the asset class, the priority of the use of inputs may change or some market inputs may not be relevant. Additionally, the valuation of fixed-maturity investments is more subjective when markets are less liquid due to the lack of market based inputs, which may increase the potential that the estimated fair value of an investment is not reflective of the price at which an actual transaction would occur.

Short-term investments, that are traded in active markets, are classified within Level 1 in the fair value hierarchy and are based on quoted market prices. Securities such as discount notes are classified within Level 2 because these securities are typically not actively traded due to their approaching maturity and, as such, their cost approximates fair value.

Prices determined based on models where at least one significant model assumption or input is unobservable, are considered to be Level 3 in the fair value hierarchy. As of September 30, 2014, the Company used models to price 42 fixed-maturity securities, which was 8.1% or $913 million of the Company’s fixed-maturity securities and short-term investments at fair value. Certain Level 3 securities were priced with the assistance of an independent third-party. The pricing is based on a discounted cash flow approach using the third-party’s proprietary pricing models. The models use inputs such as projected prepayment speeds;  severity assumptions; recovery lag assumptions; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price depreciation/appreciation rates based on macroeconomic forecasts and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the bond including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs could materially change the expected timing of cash flows within these securities which is a significant factor in determining the fair value of the securities.

Other Invested Assets

Other invested assets include investments carried and measured at fair value on a recurring basis of $93 million, and include primarily fixed-maturity securities classified as trading carried as Level 2, investments in two vehicles that invest in the global property catastrophe risk market classified as Level 3 and an investment in a high yield fund that invests primarily in senior loans and bonds classified as Level 3.

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

Financial Guaranty Contracts Accounted for as Credit Derivatives

 The Company’s credit derivatives consist primarily of insured CDS contracts, and also include interest rate swaps that fall under derivative accounting standards requiring fair value accounting through the statement of operations. The Company does not enter into CDS with the intent to trade these contracts and the Company may not unilaterally terminate a CDS contract absent an event of default or termination event that entitles the Company to terminate; however, the Company has mutually agreed with various counterparties to terminate certain CDS transactions. Such terminations generally are completed for an amount that approximates the present value of future premiums or for an amount negotiated as part of an R&W settlement, not at fair value.

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

The fair value of the Company’s credit derivative contracts represents the difference between the present value of remaining premiums the Company expects to receive or pay and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge or pay at the reporting date for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the CDS contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. Consistent with previous years, market conditions at September 30, 2014 were such that market prices of the Company’s CDS contracts were not available.

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

The rates used to discount future expected premium cash flows ranged from 0.15% to 3.18% at September 30, 2014 and 0.21% to 3.88% at December 31, 2013.

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

•	Actual collateral specific credit spreads (if up-to-date and reliable market-based spreads are available).

•	Deals priced or closed during a specific quarter within a specific asset class and specific rating.

•	Credit spreads interpolated based upon market indices.

•	Credit spreads provided by the counterparty of the CDS.

•	Credit spreads extrapolated based upon transactions of similar asset classes, similar ratings, and similar time to maturity.

Information by Credit Spread Type (1)

	As of September 30, 2014	As of December 31, 2013
Based on actual collateral specific spreads	8%	6%
Based on market indices	84%	88%
Provided by the CDS counterparty	8%	6%
Total	100%	100%
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

The premium the Company receives is referred to as the “net spread.” The Company’s pricing model takes into account not only how credit spreads on risks that it assumes affect pricing, but also how the Company’s own credit spread affects the pricing of its deals. The Company’s own credit risk is factored into the determination of net spread based on the impact of changes in the quoted market price for credit protection bought on the Company, as reflected by quoted market prices on CDS referencing AGC or AGM. For credit spreads on the Company’s name the Company obtains the quoted price of CDS contracts traded on AGC and AGM from market data sources published by third parties. The cost to acquire CDS protection referencing AGC or AGM affects the amount of spread on CDS deals that the Company retains and, hence, their fair value. As the cost to acquire CDS protection referencing AGC or AGM increases, the amount of premium the Company retains on a deal generally decreases. As the cost to acquire CDS protection referencing AGC or AGM decreases, the amount of premium the Company retains on a deal generally increases. In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts. Given the current market conditions and the Company’s own credit spreads, approximately 58%, 28% and 61%, based on number of deals, of the Company's CDS contracts are fair valued using this minimum premium as of September 30, 2014, June 30, 2014 and December 31, 2013, respectively. The percentage of deals that price using the minimum premiums has fluctuated since December 31, 2013 due to changes in AGM's and AGC's credit spreads. In general when AGM's and AGC's credit spreads narrow, the cost to hedge AGM's and AGC's name declines and more transactions price above previously established floor levels. Meanwhile, when AGM's and AGC's credit spreads widen, the cost to hedge AGM's and AGC's name increases causing more transactions to price at previously established floor levels. The Company corroborates the assumptions in its fair value model, including the portion of exposure to AGC and AGM hedged by its counterparties, with independent third parties each reporting period. The current level of AGC’s and AGM’s own credit spread has resulted in the bank or deal originator hedging a significant portion of its exposure to AGC and AGM. This reduces the amount of contractual cash flows AGC and AGM can capture as premium for selling its protection.

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

The primary weaknesses of the Company’s CDS modeling techniques are:

•	There is no exit market or actual exit transactions. Therefore the Company’s exit market is a hypothetical one based on the Company’s entry market.

•	There is a very limited market in which to validate the reasonableness of the fair values developed by the Company’s model.

•	At September 30, 2014 and December 31, 2013, the markets for the inputs to the model were highly illiquid, which impacts their reliability.

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
As of September 30, 2014

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed-maturity securities
Obligations of state and political subdivisions	$5,615	$—	$5,577	$38
U.S. government and agencies	560	—	560	—
Corporate securities	1,380	—	1,283	97
Mortgage-backed securities:
RMBS	1,416	—	904	512
Commercial mortgage-backed securities ("CMBS")	703	—	703	—
Asset-backed securities	501	—	235	266
Foreign government securities	310	—	310	—
Total fixed-maturity securities	10,485	—	9,572	913
Short-term investments	837	465	372	—
Other invested assets (1)	99	—	17	82
Credit derivative assets	86	—	—	86
FG VIEs’ assets, at fair value	1,296	—	—	1,296
Other assets	77	25	17	35
Total assets carried at fair value	$12,880	$490	$9,978	$2,412
Liabilities:
Credit derivative liabilities	$1,654	$—	$—	$1,654
FG VIEs’ liabilities with recourse, at fair value	1,326	—	—	1,326
FG VIEs’ liabilities without recourse, at fair value	133	—	—	133
Total liabilities carried at fair value	$3,113	$—	$—	$3,113

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2013

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
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

Changes in Level 3 Fair Value Measurements

The table below presents a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during Third Quarter 2014 and 2013 and Nine Months 2014 and 2013.

Fair Value Level 3 Rollforward
Recurring Basis
Third Quarter 2014

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		Other Invested Assets		FG VIEs’ Assets at Fair Value		Other Assets		Credit Derivative Asset (Liability), net(5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of June 30, 2014	$38		$106		$350		$254		$49		$1,284		$31		$(1,837)		$(1,366)		$(124)
Total pretax realized and unrealized gains/(losses) recorded in:(1)
Net income (loss)	1	(2)	(14)	(2)	6	(2)	3	(2)	—	(7)	43	(3)	4	(4)	255	(6)	7	(3)	(13)	(3)
Other comprehensive income (loss)	(1)		5		12		9		2		—		—		—		—		—
Purchases	—		—		159		—		25		—		—		—		—		—
Settlements	0		—		(15)		—		0		(31)		—		14		33		4
FG VIE consolidations	—		—		—		—		—		—		—		—		—		—
FG VIE deconsolidations	—		—		—		—		—		—		—		—		—		—
Fair value as of September 30, 2014	$38		$97		$512		$266		$76		$1,296		$35		$(1,568)		$(1,326)		$(133)
Change in unrealized gains/(losses) related to financial instruments held as of September 30, 2014	$(1)		$5		$12		$9		$2		$55		$4		$98		$6		$(5)

Fair Value Level 3 Rollforward
Recurring Basis
Third Quarter 2013

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		Other Invested Assets		FG VIEs’ Assets at Fair Value		Other Assets		Credit Derivative Asset (Liability), net(5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of June 30, 2013	$36		$—		$276		$300		$2		$2,674		$23		$(2,248)		$(1,940)		$(1,134)
Total pretax realized and unrealized gains/(losses) recorded in:(1)
Net income (loss)	—	(2)	1	(2)	4	(2)	6	(2)	0	(7)	(30)	(3)	9	(4)	354	(6)	28	(3)	35	(3)
Other comprehensive income (loss)	6		4		12		(2)		0		—		—		—		—		—
Purchases	—		130	(8)	9		38		—		—		—		—		—		—
Settlements	(1)		(3)		(14)		(2)		(2)		(113)		—		(27)		84		36
FG VIE consolidations	—		—		—		—		—		—		—		—		—		—
FG VIE deconsolidations	—		—		—		—		—		(16)		—		—		—		16
Fair value as of September 30, 2013	$41		$132		$287		$340		$0		$2,515		$32		$(1,921)		$(1,828)		$(1,047)
Change in unrealized gains/(losses) related to financial instruments held as of September 30, 2013	$5		$4		$12		$(2)		$0		$20		$9		$331		$24		$(20)

Fair Value Level 3 Rollforward
Recurring Basis
Nine Months 2014

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		Other Invested Assets	FG VIEs’ Assets at Fair Value		Other Assets		Credit Derivative Asset (Liability), net(5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2013	$36		$136		$290		$268		$2	$2,565		$46		$(1,693)		$(1,790)		$(1,081)
Total pretax realized and unrealized gains/(losses) recorded in:(1)
Net income (loss)	3	(2)	(18)	(2)	16	(2)	13	(2)	—	160	(3)	(11)	(4)	147	(6)	(90)	(3)	(49)	(3)
Other comprehensive income (loss)	0		(16)		26		17		4	—		—		—		—		—
Purchases	—		—		212		—		70	—		—		—		—		—
Settlements	(1)		(5)		(45)		(32)		0	(346)		—		(22)		332		16
FG VIE consolidations	—		—		—		—		—	46		—		—		(25)		(21)
FG VIE deconsolidations	—		—		13		—		—	(1,129)		—		—		247		1,002
Fair value as of September 30, 2014	$38		$97		$512		$266		$76	$1,296		$35		$(1,568)		$(1,326)		$(133)
Change in unrealized gains/(losses) related to financial instruments held as of September 30, 2014	$0		$(16)		$25		$16		$4	$120		$(11)		$(47)		$(46)		$(10)

Fair Value Level 3 Rollforward
Recurring Basis
Nine Months 2013

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		Other Invested Assets		FG VIEs’ Assets at Fair Value		Other Assets		Credit Derivative Asset (Liability), net(5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2012	$35		—		$219		$306		$1		$2,688		$36		$(1,793)		$(2,090)		$(1,051)
Total pretax realized and unrealized gains/(losses) recorded in:(1)
Net income (loss)	1	(2)	1	(2)	15	(2)	15	(2)	(1)	(7)	526	(3)	(4)	(4)	(164)	(6)	(135)	(3)	(157)	(3)
Other comprehensive income (loss)	7		4		16		(24)		2		—		—		—		—		—
Purchases	—		130	(8)	79		49		—		—		—		—		—		—
Settlements	(2)		(3)		(42)		(6)		(2)		(553)		—		36		274		135
FG VIE consolidations	—		—		—		—		—		48		—		—		(12)		(37)
FG VIE deconsolidations	—		—		—		—		—		(194)		—		—		135		63
Fair value as of September 30, 2013	$41		$132		$287		$340		$0		$2,515		$32		$(1,921)		$(1,828)		$(1,047)
Change in unrealized gains/(losses) related to financial instruments held as of September 30, 2013	$7		$4		$16		$(23)		$2		$450		$(4)		$14		$(141)		$(246)
______________

(1)
Realized and unrealized gains (losses) from changes in values of Level 3 financial instruments represent gains (losses) from changes in values of those financial instruments only for the periods in which the instruments were classified as Level 3.

(2)	Included in net realized investment gains (losses) and net investment income.

(3)	Included in fair value gains (losses) on FG VIEs.

(4)	Recorded in fair value gains (losses) on CCS.

(5)	Represents net position of credit derivatives. The consolidated balance sheet presents gross assets and liabilities based on net counterparty exposure.

(6)	Reported in net change in fair value of credit derivatives.

(7)	Reported in other income.

(8)	Non-cash transaction.

Level 3 Fair Value Disclosures

Quantitative Information About Level 3 Fair Value Inputs
At September 30, 2014

Financial Instrument Description (1)	Fair Value at September 30, 2014 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Assets:
Fixed maturity securities:
Obligations of state and political subdivisions	$38	Rate of inflation	1.0%	-	3.0%	2.0%
		Cash flow receipts	0.5%	-	73.4%	62.2%
		Yield	4.6%	-	8.0%	7.3%
		Collateral recovery period	3 months	-	34 years	28 years

Corporate securities	97	Yield	13.9%

RMBS	512	CPR	0.3%	-	31.3%	3.0%
		CDR	2.5%	-	13.1%	6.1%
		Loss severity	30.1%	-	100.0%	82.2%
		Yield	0.8%	-	11.5%	7.5%
Asset-backed securities:
Investor owned utility	123	Collateral recovery period	4 years
		Discount factor	7.0%

XXX life insurance transactions	143	Yield	7.5%

Other invested assets	82	Discount for lack of liquidity	20.0%
		Recovery on delinquent loans	40.0%
		Default rates	0.0%	-	7.0%	6.2%
		Loss severity	40.0%	-	90.0%	76.3%
		Prepayment speeds	5.0%	-	15.0%	12.1%
		Net asset value (per share)	$1,085	-	$1,091	$1,088

FG VIEs’ assets, at fair value	1,296	CPR	0.0%	-	11.4%	3.6%
		CDR	1.2%	-	13.3%	6.5%
		Loss severity	45.0%	-	100.0%	85.4%
		Yield	2.5%	-	17.6%	8.3%

Financial Instrument Description (1)	Fair Value at September 30, 2014 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Other assets	35	Quotes from third party pricing	$52	-	$61	$56.5
		Term (years)

Liabilities:
Credit derivative liabilities, net	(1,568)	Year 1 loss estimates	0.0%	-	63.0%	2.1%
		Hedge cost (in bps)	30.0	-	345.0	73.3
		Bank profit (in bps)	1.0	-	1,450.9	113.5
		Internal floor (in bps)	7.0	-	100.0	13.9
		Internal credit rating	AAA	-	CCC	AA

FG VIEs’ liabilities, at fair value	(1,459)	CPR	0.0%	-	11.4%	3.6%
		CDR	1.2%	-	13.3%	6.5%
		Loss severity	45.0%	-	100.0%	85.4%
		Yield	2.5%	-	7.7%	5.2%
___________________

(1)	Discounted cash flow is used as valuation technique for all financial instruments.

Quantitative Information About Level 3 Fair Value Inputs
At December 31, 2013

Financial Instrument Description (1)	Fair Value at December 31, 2013 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Assets:
Fixed-maturity securities:
Obligations of state and political subdivisions	$36	Rate of inflation	1.0%	-	3.0%	2.0%
		Cash flow receipts	0.5%	-	60.9%	51.1%
		Discount rates	4.6%	-	9.0%	8.0%
		Collateral recovery period	1 month	-	10 years	3 years

Corporate securities	136	Yield	8.3%

RMBS	290	CPR	1.0%	-	15.8%	4.1%
		CDR	5.0%	-	25.8%	17.9%
		Loss severity	48.1%	-	102.5%	87.2%
		Yield	2.5%	-	9.4%	5.7%
Asset-backed securities:
Investor owned utility	141	Liquidation value (in millions)	$195	-	$245	$228
		Years to liquidation	0 years	-	3 years	2 years
		Collateral recovery period	12 months	-	6 years	3.5 years
		Discount factor	15.3%

XXX life insurance transactions	127	Yield	12.5%

Other invested assets	8	Discount for lack of liquidity	10.0%	-	20.0%	20.0%
		Recovery on delinquent loans	20.0%	-	60.0%	40.0%
		Default rates	1.0%	-	10.0%	3.2%
		Loss severity	40.0%	-	90.0%	73.5%
		Prepayment speeds	6.0%	-	15.0%	13.1%

FG VIEs’ assets, at fair value	2,565	CPR	0.3%	-	11.8%	3.6%
		CDR	3.0%	-	25.8%	13.6%
		Loss severity	37.5%	-	102.0%	94.6%
		Yield	3.5%	-	10.2%	5.4%

Financial Instrument Description (1)	Fair Value at December 31, 2013 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Other assets	46	Quotes from third party pricing	$47	-	$53	$50
		Term (years)

Liabilities:
Credit derivative liabilities, net	(1,693)	Year 1 loss estimates	0.0%	-	48.0%	1.9%
		Hedge cost (in bps)	46.3	-	525.0	110.1
		Bank profit (in bps)	1.0	-	1,418.5	250.4
		Internal floor (in bps)	7.0	-	100.0	15.6
		Internal credit rating	AAA	-	CCC	AA+

FG VIEs’ liabilities, at fair value	(2,871)	CPR	0.3%	-	11.8%	3.6%
		CDR	3.0%	-	25.8%	13.6%
		Loss severity	37.5%	-	102.0%	94.6%
		Yield	3.5%	-	10.2%	5.4%
____________________

(1)	Discounted cash flow is used as valuation technique for all financial instruments.

The carrying amount and estimated fair value of the Company’s financial instruments are presented in the following table.

Fair Value of Financial Instruments

	As of September 30, 2014		As of December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets:
Fixed-maturity securities	$10,485	$10,485	$9,711	$9,711
Short-term investments	837	837	904	904
Other invested assets	108	111	147	155
Credit derivative assets	86	86	94	94
FG VIEs’ assets, at fair value	1,296	1,296	2,565	2,565
Other assets	213	213	179	179
Liabilities:
Financial guaranty insurance contracts(1)	3,586	6,147	3,783	5,128
Long-term debt	1,303	1,579	816	970
Credit derivative liabilities	1,654	1,654	1,787	1,787
FG VIEs’ liabilities with recourse, at fair value	1,326	1,326	1,790	1,790
FG VIEs’ liabilities without recourse, at fair value	133	133	1,081	1,081
Other liabilities	107	107	36	36
____________________

(1)	Carrying amount includes the assets and liabilities related to financial guaranty insurance contract premiums, losses, and salvage and subrogation and other recoverables net of reinsurance.

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

Credit Derivative Net Par Outstanding by Sector

The estimated remaining weighted average life of credit derivatives was 4.3 years at September 30, 2014 and 4.1 years at December 31, 2013. The components of the Company’s credit derivative net par outstanding are presented below.

Credit Derivatives
Subordination and Ratings

	As of September 30, 2014				As of December 31, 2013
Asset Type	Net Par Outstanding	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Rating	Net Par Outstanding	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Rating
	(dollars in millions)
Pooled corporate obligations:
Collateralized loan obligation/collateral bond obligations	$12,985	32.0%	35.8%	AAA	$19,323	32.4%	34.0%	AAA
Synthetic investment grade pooled corporate	9,301	21.3	19.9	AAA	9,754	21.6	20.0	AAA
Synthetic high yield pooled corporate	—	—	—	—	2,690	47.2	41.1	AAA
TruPS CDOs	3,242	45.3	34.9	BB+	3,554	45.5	32.9	BB+
Market value CDOs of corporate obligations	1,352	21.4	26.5	AAA	2,000	24.4	30.5	AAA
Total pooled corporate obligations	26,880	29.4	29.7	AAA	37,321	31.5	30.6	AAA
U.S. RMBS:
Option ARM and Alt-A first lien(2)	2,064	17.9	7.9	BBB+	2,609	19.2	8.6	BB-
Subprime first lien	1,428	30.9	51.2	A	2,930	30.5	51.9	AA-
Prime first lien	233	10.9	0.4	B	264	10.9	3.2	CCC
Closed-end second lien	20	—	—	BB	23	—	—	B+
Total U.S. RMBS	3,745	24.3	30.3	BBB+	5,826	24.4	30.1	BBB
CMBS	2,207	34.5	45.5	AAA	3,744	33.5	42.5	AAA
Other	7,263	—	—	A-	7,591	—	—	A-
Total	$40,095			AA	$54,482			AA+
____________________

(1)	Represents the sum of subordinate tranches and over-collateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

(2)	In the fourth quarter of 2014, $622 million in net par was terminated as part of a negotiated R&W settlement.

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

The Company’s exposure to “Other” CDS contracts is also highly diversified. It includes $2.4 billion of exposure to two pooled infrastructure transactions comprising diversified pools of international infrastructure project transactions and loans to regulated utilities. These pools were all structured with underlying credit enhancement sufficient for the Company to attach at AAA levels at origination. The remaining $4.9 billion of exposure in “Other” CDS contracts comprises numerous deals across various asset classes, such as commercial receivables, international RMBS, infrastructure, regulated utilities and consumer receivables. Of the total net par outstanding in the "Other" sector, $0.5 billion is rated BIG.

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	As of September 30, 2014		As of December 31, 2013
Ratings	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
AAA	$26,263	65.5%	$38,244	70.2%
AA	2,979	7.4	3,648	6.7
A	3,529	8.8	3,636	6.7
BBB	3,906	9.8	4,161	7.6
BIG	3,418	8.5	4,793	8.8
Credit derivative net par outstanding	$40,095	100.0%	$54,482	100.0%

Fair Value of Credit Derivatives

Net Change in Fair Value of Credit Derivatives Gain (Loss)

	Third Quarter		Nine Months
	2014	2013	2014	2013
	(in millions)
Realized gains on credit derivatives (1)	$17	$24	$58	$93
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	(31)	0	(38)	(137)
Realized gains (losses) and other settlements on credit derivatives	(14)	24	20	(44)
Net change in unrealized gains (losses) on credit derivatives:
Pooled corporate obligations	4	96	10	(43)
U.S. RMBS	252	195	117	(248)
CMBS	—	3	2	(1)
Other(2)	13	36	(2)	172
Net change in unrealized gains (losses) on credit derivatives (3)	269	330	127	(120)
Net change in fair value of credit derivatives	$255	$354	$147	$(164)
____________________

(1)
Includes accelerations due to terminations of CDS contracts of $(0.1) million and $0.1 million related to net par of $1.6 billion and $0.3 billion for Third Quarter 2014 and Third Quarter 2013, respectively, and $0.6 million and $15 million related to net par of $2.9 billion and $3.3 billion for Nine Months 2014 and Nine Months 2013, respectively.

(2)	“Other” includes all other U.S. and international asset classes, such as commercial receivables, international infrastructure, international RMBS securities, and pooled infrastructure securities.

(3)
Except for net estimated credit impairments (i.e., net expected loss to be paid as discussed in Note 5), the unrealized gains and losses on credit derivatives are expected to reduce to zero as the exposure approaches its maturity date. With considerable volatility continuing in the market, unrealized gains (losses) on credit derivatives may fluctuate significantly in future periods. In the fourth quarter of 2014, $372 million in fair value losses will reverse as gains on three transactions that were terminated as part of a negotiated R&W settlement.

     During Third Quarter 2014, unrealized fair value gains were generated primarily in the U.S. RMBS prime first lien and Option ARM and subprime sectors. This is due primarily to a significant unrealized fair value gain in the Option ARM sector as a result of the termination of a resecuritization transaction during the period. In addition, there were unrealized fair value gains due to tighter implied net spreads. The tighter implied net spreads were primarily a result of the increased cost to buy protection in AGC’s name, as the market cost of AGC's credit protection increased during the period, with the change in the one year CDS spread having the largest impact. These transactions were pricing at or above their floor levels (or the minimum rate at which the Company would consider assuming these risks based on historical experience); therefore when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, increased, the implied spreads that the Company would expect to receive on these transactions decreased. The cost of AGM’s credit protection did not change significantly during Third Quarter 2014, and did not lead to significant changes in the fair value of the Company’s CDS policies.

During Nine Months 2014, unrealized fair value gains were generated primarily in the U.S. RMBS Option ARM sector due to the termination of a resecuritization transaction. The unrealized fair value gains were partially offset by unrealized fair value losses resulting from wider implied net spreads in the prime first lien and Option ARM sectors. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC’s name as the market cost of AGC’s credit protection decreased significantly during the period. These transactions were pricing above their floor levels; therefore when the cost of purchasing CDS protection on AGC decreased, the implied spreads that the Company would expect to receive on these transactions increased. The cost of AGM's credit protection also decreased during Nine Months 2014, but did not lead to significant fair value losses, as the majority of AGM policies continue to price at floor levels.

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

Five-Year CDS Spread
on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of September 30, 2014	As of June 30, 2014	As of December 31, 2013	As of September 30, 2013	As of June 30, 2013	As of December 31, 2012
AGC	345	327	460	465	343	678
AGM	344	346	525	502	365	536

One-Year CDS Spread
on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of September 30, 2014	As of June 30, 2014	As of December 31, 2013	As of September 30, 2013	As of June 30, 2013	As of December 31, 2012
AGC	125	85	185	185	57	270
AGM	120	115	220	215	72	257

Fair Value of Credit Derivatives Assets (Liabilities)
and Effect of AGC and AGM
Credit Spreads

	As of September 30, 2014	As of December 31, 2013
	(in millions)
Fair value of credit derivatives before effect of AGC and AGM credit spreads	$(2,755)	$(3,442)
Plus: Effect of AGC and AGM credit spreads	1,187	1,749
Net fair value of credit derivatives	$(1,568)	$(1,693)

The fair value of CDS contracts at September 30, 2014, before considering the implications of AGC’s and AGM’s credit spreads, is a direct result of continued wide credit spreads in the fixed income security markets and ratings downgrades. The asset classes that remain most affected are 2005-2007 vintages of prime first lien, Alt-A, Option ARM, subprime RMBS deals as well as trust-preferred and pooled corporate securities. Comparing September 30, 2014 with December 31, 2013, there was a narrowing of spreads primarily related to Alt-A first lien, Option ARM, and subprime RMBS transactions, as well as the Company's pooled corporate obligations. This narrowing of spreads combined with the runoff of par outstanding and termination of CDS contracts, resulted in a gain of approximately $687 million, before taking into account AGC’s or AGM’s credit spreads.

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

Net Fair Value and Expected Losses
of Credit Derivatives by Sector

	Fair Value of Credit Derivative Asset (Liability), net		Expected Loss to be (Paid) Recovered (1)
Asset Type	As of September 30, 2014	As of December 31, 2013	As of September 30, 2014	As of December 31, 2013
	(in millions)
Pooled corporate obligations	$(22)	$(30)	$(26)	$(48)
U.S. RMBS	(1,192)	(1,308)	(97)	(175)
CMBS	—	(2)	—	—
Other	(354)	(353)	40	39
Total	$(1,568)	$(1,693)	$(83)	$(184)
____________________

(1)
Includes R&W benefit of $99 million as of September 30, 2014 and $180 million as of December 31, 2013. In the fourth quarter of 2014, $372 million in unrealized fair value losses will reverse as gains on three transactions that were terminated as part of a negotiated R&W settlement.

Ratings Sensitivities of Credit Derivative Contracts

Within the Company's insured CDS portfolio, the transaction documentation for approximately $7.2 billion in CDS gross par insured as of September 30, 2014 requires AGC and Assured Guaranty Re Overseas Ltd. ("AGRO") to post eligible collateral to secure its obligations to make payments under such contracts. Eligible collateral is generally cash or U.S. government or agency securities; eligible collateral other than cash is valued at a discount to the face amount. For approximately $6.9 billion of such contracts, AGC has negotiated caps such that the posting requirement cannot exceed a certain fixed amount, regardless of the mark-to-market valuation of the exposure or the financial strength ratings of AGC. For such contracts, AGC need not post on a cash basis more than $665 million, although the value of the collateral posted may exceed such fixed amount depending on the advance rate agreed with the counterparty for the particular type of collateral posted. For the remaining approximately $337 million of such contracts, AGC or AGRO could be required from time to time to post additional collateral without such cap based on movements in the mark-to-market valuation of the underlying exposure. As of September 30, 2014, the Company posted approximately $434 million to secure obligations under its CDS exposure, of which approximately $40 million related to such $337 million of notional. As of December 31, 2013, the Company posted approximately $677 million, of which approximately $62 million related to $347 million of notional where AGC or AGRO could be required to post additional collateral based on movements in the mark-to-market valuation of the underlying exposure.

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

Effect of Changes in Credit Spread
As of September 30, 2014

Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
100% widening in spreads	$(3,159)	$(1,591)
50% widening in spreads	(2,363)	(795)
25% widening in spreads	(1,965)	(397)
10% widening in spreads	(1,726)	(158)
Base Scenario	(1,568)	—
10% narrowing in spreads	(1,414)	154
25% narrowing in spreads	(1,184)	384
50% narrowing in spreads	(791)	777
 ____________________

(1)	Includes the effects of spreads on both the underlying asset classes and the Company’s own credit spread.

9.	Consolidated Variable Interest Entities

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

Consolidated FG VIEs

Number of FG VIE's Consolidated

	Nine Months
	2014	2013

Beginning of period, December 31	40	33
Consolidated (1)	1	11
Deconsolidated (1)	(8)	(3)
Matured	(2)	(1)
End of period, September 30	31	40
____________________

(1)
Net gain on deconsolidation was $120 million in Nine Months 2014, and a net loss on consolidation and deconsolidation was $7 million in Nine Months 2013, and recorded in “fair value gains (losses) on FG VIEs” in the consolidated statement of operations.

The total unpaid principal balance for the FG VIEs’ assets that were over 90 days or more past due was approximately $188 million at September 30, 2014 and $750 million at December 31, 2013. The aggregate unpaid principal of the FG VIEs’ assets was approximately $847 million greater than the aggregate fair value at September 30, 2014, excluding the effect of R&W settlements. The aggregate unpaid principal of the FG VIEs’ assets was approximately $1,940 million greater than the aggregate fair value at December 31, 2013, excluding the effect of R&W settlements. The change in the instrument-specific credit risk of the FG VIEs’ assets held as of September 30, 2014 that was recorded in the consolidated statements of operations for Third Quarter 2014 and Nine Months 2014 were gains of $86 million and $140 million, respectively. The change in the instrument-specific credit risk of the FG VIEs’ assets held as of September 30, 2013 that was recorded in the consolidated statements of operations for Third Quarter 2013 and Nine Months 2013 were gains of $83 million and $252 million, respectively.

The unpaid principal for FG VIE liabilities with recourse was $1,743 million and $2,316 million as of September 30, 2014 and December 31, 2013, respectively. FG VIE liabilities with recourse will mature at various dates ranging from 2025 to 2038. The aggregate unpaid principal balance was approximately $673 million greater than the aggregate fair value of the FG VIEs’ liabilities as of September 30, 2014. The aggregate unpaid principal balance was approximately $1,611 million greater than the aggregate fair value of the FG VIEs' liabilities as of December 31, 2013.

The table below shows the carrying value of the consolidated FG VIEs’ assets and liabilities in the consolidated financial statements, segregated by the types of assets that collateralize their respective debt obligations.

Consolidated FG VIEs
By Type of Collateral

	As of September 30, 2014		As of December 31, 2013
	Assets	Liabilities	Assets	Liabilities
	(in millions)
With recourse:
U.S. RMBS first lien	$519	$600	$630	$791
U.S. RMBS second lien	249	353	460	640
Other	373	373	359	359
Total with recourse	1,141	1,326	1,449	1,790
Without recourse	155	133	1,116	1,081
Total	$1,296	$1,459	$2,565	$2,871

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

Effect of Consolidating FG VIEs on Net Income,
Cash Flows From Operating Activities and Shareholders’ Equity

	Third Quarter		Nine Months
	2014	2013	2014	2013
	(in millions)
Net earned premiums	$(5)	$(14)	$(27)	$(47)
Net investment income	(2)	(3)	(8)	(10)
Net realized investment gains (losses)	0	0	(5)	2
Fair value gains (losses) on FG VIEs	50	40	232	253
Other income	0	—	(2)	—
Loss and LAE	14	11	21	26
Effect on net income before tax provision	57	34	211	224
Less: tax provision (benefit)	20	12	74	78
Effect on net income (loss)	$37	$22	$137	$146

Effect on cash flows from operating activities	$18	$(2)	$57	$(143)

	As of September 30, 2014	As of December 31, 2013
	(in millions)
Effect on shareholders’ equity (decrease) increase	$(53)	$(172)

Fair value gains (losses) on FG VIEs represent the net change in fair value on the consolidated FG VIEs’ assets and liabilities. During Third Quarter 2014, the Company recorded a pre-tax net fair value gain on consolidated FG VIEs of $50 million. This gain was primarily driven by price appreciation on the Company's FG VIE assets relating to HELOC transactions and principal payments. During Nine Months 2014, the Company recorded a pre-tax net fair value gain of consolidated FG VIEs of $232 million. The primary driver of this gain, $120 million, was a result of the deconsolidation of seven VIEs in the first quarter of 2014. There was an additional gain of $37 million resulting from the Company exercising its option to accelerate two second lien RMBS VIEs. These two VIEs were treated as maturities during the period.

During Third Quarter 2013, the Company recorded a pre-tax net fair value gain of consolidated FG VIEs of $40 million. The gain was primarily driven by price depreciation on the Company’s FG VIE liabilities.  During the quarter, market participants gave less value to the guarantee provided by monoline insurers as a result of exposure to specific countries. The primary driver of the $253 million pre-tax fair value gain of consolidated FG VIEs during Nine Months 2013 was a result of R&W benefits received on several VIEs as a result of settlements with various counterparties during the first and second quarters. These settlements resulted in a gain of $213 million. During Third Quarter 2013, one of the Company's financial guaranty insurance policies was canceled, resulting in deconsolidation of one FG VIE. During the first half of 2013, the Company signed an agreement that resulted in the deconsolidation of two FG VIEs.

Non-Consolidated VIEs

As of September 30, 2014 and December 31, 2013, the Company had issued financial guaranty contracts for approximately 970 and 1,000 VIEs, respectively, that it did not consolidate. To date, the Company’s analyses have indicated that it does not have a controlling financial interest in any other VIEs and, as a result, they are not consolidated in the consolidated financial statements. The Company’s exposure provided through its financial guaranties with respect to debt obligations of special purpose entities is included within net par outstanding in Note 3, Outstanding Exposure.

10.	Investments and Cash

Net Investment Income and Realized Gains (Losses)

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets. Accrued investment income was $97 million and $93 million as of September 30, 2014 and December 31, 2013, respectively.

Net Investment Income

	Third Quarter		Nine Months
	2014	2013	2014	2013
	(in millions)
Income from fixed-maturity securities managed by third parties	$83	$80	$244	$239
Income from internally managed securities:
Fixed maturities	15	19	52	49
Other invested assets	6	2	11	4
Gross investment income	104	101	307	292
Investment expenses	(2)	(2)	(6)	(6)
Net investment income	$102	$99	$301	$286

Net Realized Investment Gains (Losses)

	Third Quarter		Nine Months
	2014	2013	2014	2013
	(in millions)
Gross realized gains on available-for-sale securities	$3	$5	$10	$23
Gross realized gains on other assets in investment portfolio	1	2	8	38
Gross realized losses on available-for-sale securities	(1)	(2)	(4)	(11)
Gross realized losses on other assets in investment portfolio	(1)	(4)	(1)	(7)
Other-than-temporary impairment	(21)	(8)	(38)	(20)
Net realized investment gains (losses)	$(19)	$(7)	$(25)	$23

The following table presents the roll-forward of the credit losses of fixed-maturity securities for which the Company has recognized an other-than-temporary-impairment and where the portion of the fair value adjustment related to other factors was recognized in other comprehensive income ("OCI").

Roll Forward of Credit Losses
in the Investment Portfolio

	Third Quarter		Nine Months
	2014	2013	2014	2013
	(in millions)
Balance, beginning of period	$84	$72	$80	$64
Additions for credit losses on securities for which an other-than-temporary-impairment was not previously recognized	3	1	29	2
Reductions for securities sold during the period	—	—	(12)	—
Additions for credit losses on securities for which an other-than-temporary-impairment was previously recognized	17	6	7	13
Balance, end of period	$104	$79	$104	$79

Investment Portfolio

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of September 30, 2014

Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI(2) Gain (Loss) on Securities with Other-Than-Temporary Impairment	Weighted Average Credit Quality (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	49%	$5,256	$361	$(2)	$5,615	$7	AA
U.S. government and agencies	5	533	30	(3)	560	—	AA+
Corporate securities	12	1,351	47	(18)	1,380	(11)	A
Mortgage-backed securities(4):	0
RMBS	13	1,406	49	(39)	1,416	(14)	A-
CMBS	6	689	15	(1)	703	—	AAA
Asset-backed securities	4	483	19	(1)	501	6	BBB
Foreign government securities	3	301	10	(1)	310	—	AA+
Total fixed-maturity securities	92	10,019	531	(65)	10,485	(12)	AA-
Short-term investments	8	837	0	0	837	—	AAA
Total investment portfolio	100%	$10,856	$531	$(65)	$11,322	$(12)	AA-

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of December 31, 2013

Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Gain (Loss) on Securities with Other-Than-Temporary Impairment	Weighted Average Credit Quality (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	47%	$4,899	$219	$(39)	$5,079	$4	AA
U.S. government and agencies	7	674	32	(6)	700	—	AA+
Corporate securities	13	1,314	44	(18)	1,340	0	A
Mortgage-backed securities(4):
RMBS	11	1,160	34	(72)	1,122	(43)	A
CMBS	5	536	17	(4)	549	—	AAA
Asset-backed securities	6	605	10	(7)	608	2	BBB+
Foreign government securities	3	300	14	(1)	313	—	AA+
Total fixed-maturity securities	91	9,488	370	(147)	9,711	(37)	AA-
Short-term investments	9	904	0	0	904	—	AAA
Total investment portfolio	100%	$10,392	$370	$(147)	$10,615	$(37)	AA-
____________________

(1)	Based on amortized cost.

(2)	Accumulated OCI ("AOCI"). See also Note 17, Shareholders' Equity.

(3)
Ratings in the tables above represent the lower of the Moody’s and S&P classifications except for bonds purchased for loss mitigation or risk management strategies, which use internal ratings classifications. The Company’s portfolio consists primarily of high-quality, liquid instruments.

(4)	Government-agency obligations were approximately 43% of mortgage backed securities as of September 30, 2014 and 50% as of December 31, 2013 based on fair value.

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

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of September 30, 2014

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(dollars in millions)
Obligations of state and political subdivisions	$93	$(1)	$72	$(1)	$165	$(2)
U.S. government and agencies	28	0	162	(3)	190	(3)
Corporate securities	247	(13)	127	(5)	374	(18)
Mortgage-backed securities:
RMBS	312	(3)	226	(36)	538	(39)
CMBS	82	0	26	(1)	108	(1)
Asset-backed securities	39	0	19	(1)	58	(1)
Foreign government securities	60	(1)	19	0	79	(1)
Total	$861	$(18)	$651	$(47)	$1,512	$(65)
Number of securities (1)		143		123		260
Number of securities with other-than-temporary impairment		4		7		11

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2013

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(dollars in millions)
Obligations of state and political subdivisions	$781	$(39)	$5	$0	$786	$(39)
U.S. government and agencies	173	(6)	—	—	173	(6)
Corporate securities	401	(18)	3	0	404	(18)
Mortgage-backed securities:
RMBS	414	(21)	186	(51)	600	(72)
CMBS	121	(4)	—	—	121	(4)
Asset-backed securities	196	(2)	42	(5)	238	(7)
Foreign government securities	54	(1)	1	0	55	(1)
Total	$2,140	$(91)	$237	$(56)	$2,377	$(147)
Number of securities		425		33		458
Number of securities with other-than-temporary impairment		13		11		24
___________________

(1)
The number of securities does not add across because of lots of the same securities that have been purchased at different times and appear in both categories above (i.e. Less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the Total column.

Of the securities in an unrealized loss position for 12 months or more as of September 30, 2014, seven securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of September 30, 2014 was $31 million. The Company has determined that the unrealized losses recorded as of September 30, 2014 are yield related and not the result of other-than-temporary-impairment.

The amortized cost and estimated fair value of available-for-sale fixed maturity securities by contractual maturity as of September 30, 2014 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of September 30, 2014

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$146	$148
Due after one year through five years	1,906	1,978
Due after five years through 10 years	2,225	2,349
Due after 10 years	3,647	3,891
Mortgage-backed securities:
RMBS	1,406	1,416
CMBS	689	703
Total	$10,019	$10,485

Under agreements with its cedants and in accordance with statutory requirements, the Company maintains fixed maturity securities and cash in trust accounts for the benefit of reinsured companies, which amounted to $427 million and $377 million as of September 30, 2014 and December 31, 2013, respectively, based on fair value. In addition, to fulfill state licensing requirements the Company has placed on deposit eligible securities of $19 million as of both September 30, 2014 and December 31, 2013, based on fair value.

The fair value of the Company’s pledged securities to secure its obligations under its CDS exposure totaled $434 million and $677 million as of September 30, 2014 and December 31, 2013, respectively.

No material investments of the Company were non-income producing for Nine Months 2014 and 2013, respectively.

Internally Managed Portfolio

The investment portfolio tables shown above include both assets managed externally and internally. In the table below, more detailed information is provided for the component of the total investment portfolio that is internally managed (excluding short-term investments). The internally managed portfolio, as defined below, represents approximately 10% and 9% of the investment portfolio, on a fair value basis as of September 30, 2014 and December 31, 2013, respectively. The internally managed portfolio consists primarily of the Company's investments in securities for (i) loss mitigation purposes, (ii) other risk management purposes and (iii) where the Company believes a particular security presents an attractive investment opportunity (the "trading portfolio").

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

Internally Managed Portfolio
Carrying Value

	As of September 30, 2014	As of December 31, 2013
	(in millions)
Assets purchased for loss mitigation purposes:
Fixed maturity securities:
Obligations of state and political subdivisions	$30	$28
RMBS	439	284
Asset-backed securities	143	127
Other invested assets	15	47
Other risk management assets:
Fixed maturity securities	353	322
Other	108	35
Trading portfolio (other invested assets)	4	88
Total	$1,092	$931

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

In the third quarter of 2014, AGM and AGC reassumed 50% of their respective contingency reserve bases (approximately $244 million in the aggregate), which permitted the release of approximately $249 million of assets from the AG Re trust accounts securing AG Re's reinsurance of AGM and AGC, after taking into account other, normal-course adjustments to AG Re’s collateral requirements such as changes in asset values and changes in assumed reserves.

Dividend Restrictions and Capital Requirements

Under New York insurance law, AGM may only pay dividends out of "earned surplus", which is the portion of a company's surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to shareholders as dividends or transferred to stated capital or capital surplus, or applied to other purposes permitted by law, but does not include unrealized appreciation of assets. AGM may pay dividends without the prior approval of the NYSDFS that, together with all dividends declared or distributed by it during the preceding 12 months, does not exceed the lesser of 10% of its policyholders' surplus (as of the last annual or quarterly statement filed with the New York Superintendent of Financial Services ("New York Superintendent")) or 100% of its adjusted net investment income during that period. The aggregate amount available for AGM to distribute as dividends in the next twelve months without regulatory approval is estimated to be approximately $161 million.

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

As of September 30, 2014, AG Re had unencumbered assets of $483 million. AG Re maintains unencumbered assets for general corporate purposes, including the payment of dividends and for placing assets in trust for the benefit of cedants to reflect declines in the market value of previously posted assets or additional ceded reserves. Accordingly, the amount of unencumbered assets will fluctuate during a given quarter based upon factors including the market value of previously posted assets and additional ceded reserves, if any. AG Re is an insurance company registered and licensed under the Insurance Act 1978 of Bermuda, amendments thereto and related regulations. Based on regulatory capital requirements, AG Re currently has $784 million in excess capital and surplus. As a Class 3B insurer, AG Re is restricted from paying dividends or distributing capital by the following regulatory requirements:

•	Dividends shall not exceed outstanding statutory surplus or approximately $267 million.

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

Dividends and Surplus Notes
By Insurance Company Subsidiaries

	Third Quarter		Nine Months
	2014	2013	2014	2013
	(in millions)
Dividends paid by AGC to AGUS	$15	$25	$30	$42
Dividends paid by AGM to AGMH	60	60	105	98
Dividends paid by AG Re to AGL	—	22	82	122
Repayment of surplus note by AGM to AGMH	25	25	50	50
Issuance of surplus notes by MAC to AGM and Municipal Assurance Holdings Inc.	—	(400)	—	(400)

12.	Income Taxes

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

For the periods beginning on July 1, 2009 and forward, AGMH files a consolidated federal income tax return with AGUS, AGC, AG Financial Products Inc. ("AGFP") and AG Analytics Inc. (“AGUS consolidated tax group”). Beginning on May 12, 2012, MAC also joined the AGUS consolidated tax group. Assured Guaranty Overseas US Holdings Inc. and its subsidiaries AGRO and AG Intermediary Inc., file their own consolidated federal income tax return.

Provision for Income Taxes

The Company's provision for income taxes for interim financial periods is not based on an estimated annual effective rate, due, for example, to the variability in fair value of its credit derivatives, which prevents the Company from projecting a reliable estimated annual effective tax rate and pretax income for the full year 2014. A discrete calculation of the provision is calculated for each interim period.

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

Effective Tax Rate Reconciliation

	Third Quarter		Nine Months
	2014	2013	2014	2013
	(in millions)
Expected tax provision (benefit) at statutory rates in taxable jurisdictions	$145	$165	$255	$241
Tax-exempt interest	(15)	(14)	(43)	(43)
Change in liability for uncertain tax positions	6	4	7	(3)
Other	(3)	(3)	0	(1)
Total provision (benefit) for income taxes	$133	$152	$219	$194
Effective tax rate	27.3%	28.2%	28.3%	29.7%

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

The following table presents pretax income and revenue by jurisdiction.

Pretax Income (Loss) by Tax Jurisdiction

	Third Quarter		Nine Months
	2014	2013	2014	2013
	(in millions)
United States	$419	$469	$741	$688
Bermuda	76	67	57	(35)
U.K.	(7)	0	(23)	0
Total	$488	$536	$775	$653

Revenue by Tax Jurisdiction

	Third Quarter		Nine Months
	2014	2013	2014	2013
	(in millions)
United States	$420	$548	$908	$846
Bermuda	106	122	168	113
U.K.	(1)	0	(3)	0
Total	$525	$670	$1,073	$959

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

Uncertain Tax Positions

The Company's policy is to recognize interest and penalties related to uncertain tax positions in income tax expense and has accrued $1 million for Nine Months 2014 and $1 million for 2013. For Nine Months 2014, an amount of $6 million was recorded as a return to provision adjustment and for Nine Months 2013, an amount of $9 million was released following the closing of an IRS audit. As of September 30, 2014 and December 31, 2013, the Company had accrued $5 million and $3 million of interest, respectively.

The total amount of unrecognized tax benefits as of September 30, 2014 and December 31, 2013, that would affect the effective tax rate, if recognized, was $27 million and $20 million, respectively.

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

The downgrade of the financial strength ratings of AG Re or of AGC gives certain reinsurance counterparties the right to recapture ceded business, which would lead to a reduction in the Company's unearned premium reserve and related earnings on such reserve. With respect to a significant portion of the Company's in-force financial guaranty assumed business, based on AG Re's and AGC's current ratings and subject to the terms of each reinsurance agreement, the third party ceding company may have the right to recapture assumed business ceded to AG Re and/or AGC, and in connection therewith, to receive payment from the assuming reinsurer of an amount equal to the reinsurer’s statutory unearned premium (net of ceding commissions) and statutory loss reserves (if any) associated with that business, plus, in certain cases, an additional ceding commission. As of September 30, 2014, if each third party company ceding business to AG Re and/or AGC had a right to recapture such business, and chose to exercise such right, the aggregate amounts that AG Re and AGC could be required to pay to all such companies would be approximately $288 million and $50 million, respectively.

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

In Nine Months 2014, the Company entered into commutation agreements to reassume previously ceded business consisting of approximately $856 million par of almost exclusively U.S. public finance and European (predominantly UK) utility and infrastructure exposures outstanding as of February 28, 2014. For such reassumptions, the Company received the statutory unearned premium outstanding as of the commutation dates plus, in one case, a commutation premium. There were no commutations in Nine Months 2013.

The following table presents the components of premiums and losses reported in the consolidated statement of operations and the contribution of the Company's Assumed and Ceded Businesses.

Effect of Reinsurance on Statement of Operations

	Third Quarter		Nine Months
	2014	2013	2014	2013
	(in millions)
Premiums Written:
Direct	$52	$28	$100	$48
Assumed(1)	(5)	(2)	(6)	17
Ceded(2)	0	4	(22)	3
Net	$47	$30	$72	$68
Premiums Earned:
Direct	$151	$173	$438	$627
Assumed	12	12	32	26
Ceded	(19)	(26)	(58)	(83)
Net	$144	$159	$412	$570
Loss and LAE:
Direct	$(58)	$25	$46	$18
Assumed	11	35	26	70
Ceded	3	(5)	(18)	(19)
Net	$(44)	$55	$54	$69
____________________

(1)	Negative assumed premiums written were due to changes in expected Debt Service schedules.

(2)    Positive ceded premiums written were due to changes in expected Debt Service schedules.

Reinsurer Exposure

In addition to assumed and ceded reinsurance arrangements, the Company may also have exposure to some financial guaranty reinsurers (i.e., monolines) in other areas. Second-to-pay insured par outstanding represents transactions the Company has insured that were previously insured by other monolines. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary insurer. Another area of exposure is in the investment portfolio where the Company holds fixed-maturity securities that are wrapped by monolines and whose value may decline based on the rating of the monoline. At September 30, 2014, based on fair value, the Company had fixed-maturity securities in its investment portfolio consisting of $416 million insured by National Public Finance Guarantee Corporation, $415 million insured by Ambac Assurance Corporation ("Ambac") and $29 million insured by other guarantors.

Exposure by Reinsurer

	Ratings at		Par Outstanding
	November 5, 2014		As of September 30, 2014
Reinsurer	Moody’s Reinsurer Rating	S&P Reinsurer Rating	Ceded Par Outstanding(1)	Second-to- Pay Insured Par Outstanding	Assumed Par Outstanding
	(dollars in millions)
American Overseas Reinsurance Company Limited (f/k/a Ram Re)	WR (2)	WR	$7,233	$—	$30
Tokio Marine & Nichido Fire Insurance Co., Ltd.	Aa3 (3)	AA- (3)	5,653	—	—
Radian Asset Assurance Inc.	Ba1	B+	4,307	21	756
Syncora Guarantee Inc.	WR	WR	3,940	1,702	161
Mitsui Sumitomo Insurance Co. Ltd.	A1	A+ (3)	2,062	—	—
ACA Financial Guaranty Corp.	NR (5)	WR	752	2	—
Federal Insurance Company	Aa2	AA	382	—	—
Swiss Reinsurance Co.	Aa3	AA-	332	—	—
Security Life of Denver Insurance Company	A3	A-	239	—	—
Ambac	WR	WR	82	5,437	15,424
Ambac Assurance Corp. Segregated Account	NR	NR	—	114	1,106
CIFG Assurance North America Inc.	WR	WR	—	107	4,495
MBIA	(4)	(4)	—	3,146	609
National Public Finance Guarantee Corporation	A3	AA-	—	6,375	6,067
FGIC	WR	WR	—	2,145	1,135
Other	Various	Various	206	902	46
Total			$25,188	$19,951	$29,829
____________________

(1)	Includes $2,540 million in ceded par outstanding related to insured credit derivatives.

(2)    Represents “Withdrawn Rating.”

(3)    The Company has structural collateral agreements satisfying the triple-A credit requirement of S&P and/or Moody’s.

(4)	MBIA includes subsidiaries MBIA Insurance Corp. rated B by S&P and B2 by Moody's and MBIA U.K. Insurance Ltd. rated B by S&P and Ba2 by Moody’s.

(5)    Represents “Not Rated.”

Amounts Due (To) From Reinsurers
As of September 30, 2014

	Assumed Premium, net of Commissions	Ceded Premium, net of Commissions	Assumed Expected Loss and LAE	Ceded Expected Loss and LAE
	(in millions)
American Overseas Reinsurance Company Limited	$—	$(8)	$—	$9
Tokio Marine & Nichido Fire Insurance Co., Ltd.	—	(16)	—	31
Radian Asset Assurance Inc.	—	(16)	—	16
Syncora Guarantee Inc.	—	(35)	—	2
Mitsui Sumitomo Insurance Co. Ltd.	—	(3)	—	9
Federal Insurance Company	—	(16)	—	—
Swiss Reinsurance Co.	—	(3)	—	4
Security Life of Denver Insurance Company	—	(9)	—	—
Ambac	45	—	(19)	—
Ambac Assurance Corp. Segregated Account	15	—	(79)	—
CIFG Assurance North America Inc.	—	—	(6)	—
MBIA	5	—	(9)	—
National Public Finance Guarantee Corporation	7	—	(3)	—
FGIC	6	—	(109)	—
Other	0	(24)	—	—
Total	$78	$(130)	$(225)	$71

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

Beginning in July 2008, AGM and various other financial guarantors were named in complaints filed in the Superior Court for the State of California, City and County of San Francisco by a number of plaintiffs. Subsequently, plaintiffs' counsel filed amended complaints against AGM and AGC and added additional plaintiffs. These complaints alleged that the financial guaranty insurer defendants (i) participated in a conspiracy in violation of California's antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and created market demand for municipal bond insurance, (ii) participated in risky financial transactions in other lines of business that damaged each insurer's financial condition (thereby undermining the value of each of their guaranties), and (iii) failed to adequately disclose the impact of those transactions on their financial condition. In addition to their antitrust claims, various plaintiffs asserted claims for breach of the covenant of good faith and fair dealing, fraud, unjust enrichment, negligence, and negligent misrepresentation. At hearings held in July and October 2011 relating to AGM, AGC and the other defendants' demurrer, the court overruled the demurrer on the following claims: breach of contract, violation of California's antitrust statute and of its unfair business practices law, and fraud. The remaining claims were dismissed. On December 2, 2011, AGM, AGC and the other bond insurer defendants filed an anti-SLAPP ("Strategic Lawsuit Against Public Participation") motion to strike the complaints under California's Code of Civil Procedure. On July 9, 2013, the court entered its order denying in part and granting in part the bond insurers' motion to strike. As a result of the order, the causes of action that remain against AGM and AGC are: claims of breach of contract and fraud, brought by the City of San Jose, the City of Stockton, East Bay Municipal Utility District and Sacramento Suburban Water District, relating to the failure to disclose the impact of risky financial transactions on their financial condition; and a claim of breach of the unfair business practices law brought by The Jewish Community Center of San Francisco. On September 9, 2013, plaintiffs filed an appeal of the anti-SLAPP ruling on the California antitrust statute and on September 30, 2013, AGC, AGM and the other bond insurer defendants filed a notice of cross-appeal. On July 7, 2014, the bond insurer defendants, as cross-appellants, filed their opening brief in the Court of Appeal of the State of California First Appellate District, Division 2. The complaints generally seek unspecified monetary damages, interest, attorneys' fees, costs and other expenses. On October 29, 2014, AGC and AGM filed a good faith settlement notice with the Superior Court for the State of California, City and County of San Francisco, informing the court and co-defendants that AGC, AGM and the plaintiffs had reached an agreement to settle and resolve the cases as between them.  Barring any objections from the co-defendants, the court will rule and enter a good faith order that bars any claims for contribution by co-defendants.  Upon entry of the good faith order, the Company expects the parties will consummate the settlement and the claims against AGC and AGM will be dismissed with prejudice.

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

In July 2010, a former employee of AGM who had been involved in AGMH's former Financial Products Business was indicted along with two other persons with whom he had worked at Financial Guaranty Insurance Company. Such former employee and the other two persons were convicted on fraud conspiracy counts. After appeal, their convictions were reversed by a three-judge panel of the U.S. Court of Appeals for the Second Circuit in November 2013. In January 2014, the Department of Justice petitioned the U.S. Court of Appeals for the Second Circuit for a panel rehearing and a rehearing en banc of the appeal; the motions were denied on August 15, 2014.

Lawsuits Relating to Former Financial Products Business

During 2008, nine putative class action lawsuits were filed in federal court alleging federal antitrust violations in the municipal derivatives industry, seeking damages and alleging, among other things, a conspiracy to fix the pricing of, and manipulate bids for, municipal derivatives, including GICs. These cases have been coordinated and consolidated for pretrial proceedings in the U.S. District Court for the Southern District of New York as MDL 1950, In re Municipal Derivatives Antitrust Litigation, Case No. 1:08-cv-2516 (“MDL 1950”). Five of these cases named both AGMH and AGM: (a) Hinds County, Mississippi v. Wachovia Bank, N.A.; (b) Fairfax County, Virginia v. Wachovia Bank, N.A.; (c) Central Bucks School District, Pennsylvania v. Wachovia Bank, N.A.; (d) Mayor and City Council of Baltimore, Maryland v. Wachovia Bank, N.A.; and (e) Washington County, Tennessee v. Wachovia Bank, N.A. In April 2009, the MDL 1950 court granted the defendants’ motion to dismiss on the federal claims, but granted leave for the plaintiffs to file an amended complaint. The Corrected Third Consolidated Amended Class Action Complaint, filed on October 9, 2013, lists neither AGM nor AGMH as a named defendant or a co-conspirator. The complaint generally seeks unspecified monetary damages, interest, attorneys’ fees and other costs. The other four cases named AGMH (but not AGM) and also alleged that the defendants violated California state antitrust law and common law by engaging in illegal bid-rigging and market allocation, thereby depriving the cities or municipalities of competition in the awarding of GICs and ultimately resulting in the cities paying higher fees for these products: (f) City of Oakland, California v. AIG Financial Products Corp.; (g) County of Alameda, California v. AIG Financial Products Corp.; (h) City of Fresno, California v. AIG Financial Products Corp.; and (i) Fresno County Financing Authority v. AIG Financial Products Corp. When the four plaintiffs filed a consolidated complaint in September 2009, the plaintiffs did not name AGMH as a defendant. However, the complaint does describe some of AGMH’s and AGM’s activities. The consolidated complaint generally seeks unspecified monetary damages, interest, attorneys’ fees and other costs. In April 2010, the MDL 1950 court granted in part and denied in part the named defendants’ motions to dismiss this consolidated complaint. The Company cannot reasonably estimate the possible loss, if any, or range of loss that may arise from these lawsuits.

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

15.	Long-Term Debt and Credit Facilities

The principal and carrying values of the Company’s long-term debt are presented in the table below.

Principal and Carrying Amounts of Debt

	As of September 30, 2014		As of December 31, 2013
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS:
7.0% Senior Notes	$200	$198	$200	$198
5.0% Senior Notes	500	499	—	—
Series A Enhanced Junior Subordinated Debentures	150	150	150	150
Total AGUS	850	847	350	348
AGMH:
67/8% QUIBS	100	68	100	68
6.25% Notes	230	139	230	138
5.60% Notes	100	55	100	55
Junior Subordinated Debentures	300	174	300	169
Total AGMH	730	436	730	430
AGM:
AGM Notes Payable	17	20	34	38
Total	$1,597	$1,303	$1,114	$816

5.0% Senior Notes

On June 20, 2014, AGUS issued $500 million of 5.0% Senior Notes due 2024 ("5.0% Senior Notes") for net proceeds of $495 million. The notes are guaranteed by AGL. The net proceeds from the sale of the notes are being used for general corporate purposes, including the purchase of AGL common shares.

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

If the lease is terminated early, the tax-exempt entity must make an early termination payment to the lessor. A portion of this early termination payment is funded from monies that were pre-funded and invested at the closing of the leveraged lease transaction (along with earnings on those invested funds). The tax-exempt entity is obligated to pay the remaining, unfunded portion of this early termination payment (known as “strip coverage”) from its own sources. AGM issued financial guaranty insurance policies (known as “strip policies”) that guaranteed the payment of these unfunded strip coverage amounts to the lessor, in the event that a tax-exempt entity defaulted on its obligation to pay this portion of its early termination payment. AGM can then seek reimbursement of its strip policy payments from the tax-exempt entity, and can also sell the transferred depreciable asset and reimburse itself from the sale proceeds.

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $1.2 billion as of September 30, 2014. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. It is difficult to determine the probability that AGM will have to pay strip provider claims or the likely aggregate amount of such claims. At September 30, 2014, approximately $1.4 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

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

The Company was in compliance with all financial covenants as of September 30, 2014.

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

As of September 30, 2014, no amounts were outstanding under this facility, nor have there been any borrowings during the life of this facility.

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

In June 2003, $200 million of “AGM CPS”, money market preferred trust securities, were issued by trusts created for the primary purpose of issuing the AGM CPS, investing the proceeds in high-quality commercial paper and selling put options to AGM, allowing AGM to issue the trusts non-cumulative redeemable perpetual preferred stock (the “AGM Preferred Stock”) of AGM in exchange for cash. There are four trusts, each with an initial aggregate face amount of $50 million. These trusts hold auctions every 28 days, at which time investors submit bid orders to purchase AGM CPS. If AGM were to exercise a put option, the applicable trust would transfer the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, to AGM in exchange for AGM Preferred Stock. AGM pays a floating put premium to the trusts, which represents the difference between the commercial paper yield and the winning auction rate (plus all fees and expenses of the trust). If an auction does not attract sufficient clearing bids, however, the auction rate is subject to a maximum rate of one-month LIBOR plus 200 basis points for the next succeeding distribution period. Beginning in August 2007, the AGM CPS Securities required the maximum rate for each of the relevant trusts. AGM continues to have the ability to exercise its put option and cause the related trusts to purchase AGM Preferred Stock. The trusts provide AGM access to new capital at its sole discretion through the exercise of the put options. As of September 30, 2014 the put option had not been exercised. The Company does not consider itself to be the primary beneficiary of the trusts. See Note 7, Fair Value Measurement, –Other Assets–Committed Capital Securities, for a fair value measurement discussion.

16.	Earnings Per Share

Computation of Earnings Per Share

	Third Quarter		Nine Months
	2014	2013	2014	2013
	(in millions, except per share amounts)
Basic earnings per share ("EPS"):
Net income (loss) attributable to AGL	$355	$384	$556	$459
Less: Distributed and undistributed income (loss) available to nonvested shareholders	1	0	0	0
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$354	$384	$556	$459
Basic shares	168.8	182.9	176.4	188.2
Basic EPS	$2.10	$2.10	$3.15	$2.44

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$354	$384	$556	$459
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	0	0	0	0
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$354	$384	$556	$459

Basic shares	168.8	182.9	176.4	188.2
Effect of dilutive securities:
Options and restricted stock awards	0.9	1.0	1.0	0.9
Diluted shares	169.7	183.9	177.4	189.1
Diluted EPS	$2.09	$2.09	$3.13	$2.43
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	1.9	1.9	1.6	3.0

17.	Shareholders' Equity

Other Comprehensive Income

The following tables present the changes in each component of accumulated other comprehensive income and the effect of significant reclassifications out of AOCI on the respective line items in net income.

Changes in Accumulated Other Comprehensive Income by Component
Third Quarter 2014

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, June 30, 2014	$345	$(22)	$1	$8	$332
Other comprehensive income (loss) before reclassifications	(5)	1	(5)	—	(9)
Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(5)	20	—	—	15
Interest expense	—	—	—	0	0
Total before tax	(5)	20	—	0	15
Tax (provision) benefit	2	(7)	—	0	(5)
Total amount reclassified from AOCI, net of tax	(3)	13	—	0	10
Net current period other comprehensive income	(8)	14	(5)	0	1
Balance, September 30, 2014	$337	$(8)	$(4)	$8	$333

Changes in Accumulated Other Comprehensive Income by Component
Third Quarter 2013

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, June 30, 2013	$237	$(25)	$(12)	$9	$209
Other comprehensive income (loss) before reclassifications	(11)	(2)	7	—	(6)
Amounts reclassified from AOCI to:
Other net realized investment gains (losses)	(2)	7	—	—	5
Interest expense	—	—	—	0	0
Total before tax	(2)	7	—	0	5
Tax (provision) benefit	1	(3)	—	0	(2)
Total amount reclassified from AOCI, net of tax	(1)	4	—	0	3
Net current period other comprehensive income	(12)	2	7	0	(3)
Balance, September 30, 2013	$225	$(23)	$(5)	$9	$206
Changes in Accumulated Other Comprehensive Income by Component
Nine Months 2014

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2013	$178	$(24)	$(3)	$9	$160
Other comprehensive income (loss) before reclassifications	164	(8)	(1)	—	155
Amounts reclassified from AOCI to:
Other net realized investment gains (losses)	(9)	37	—	—	28
Interest expense	—	—	—	0	0
Total before tax	(9)	37	—	0	28
Tax (provision) benefit	4	(13)	—	(1)	(10)
Total amount reclassified from AOCI, net of tax	(5)	24	—	(1)	18
Net current period other comprehensive income	159	16	(1)	(1)	173
Balance, September 30, 2014	$337	$(8)	$(4)	$8	$333

Changes in Accumulated Other Comprehensive Income by Component
Nine Months 2013

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2012	$517	$(5)	$(6)	$9	$515
Other comprehensive income (loss) before reclassifications	(280)	(34)	1	—	(313)
Amounts reclassified from AOCI to:
Other net realized investment gains (losses)	(16)	24	—	—	8
Interest expense	—	—	—	(1)	(1)
Total before tax	(16)	24	—	(1)	7
Tax (provision) benefit	4	(8)	—	1	(3)
Total amount reclassified from AOCI, net of tax	(12)	16	—	0	4
Net current period other comprehensive income	(292)	(18)	1	0	(309)
Balance, September 30, 2013	$225	$(23)	$(5)	$9	$206

Share Repurchase

The following table presents share repurchases by quarter since January 2013.

Share Repurchases

Period	Number of Shares Repurchased	Total Payments(in millions)	Average Price Paid Per Share
2013 (January 1 - March 31)	1,914,566	$39	$20.46
2013 (April 1 - June 30)	9,574,963	205	21.42
2013 (July 1 - September 30)	732,092	14	19.47
2013 (October 1 - December 31)	291,138	6	19.74
Total 2013	12,512,759	264	21.12
2014 (January 1 - March 31)	1,350,443	35	25.92
2014 (April 1 - June 30)	7,051,842	177	25.14
2014 (July 1 - September 30)	9,623,309	226	23.47
Total 2014 (through September 30)	18,025,594	438	$24.30
2014 (October 1 through November 6)	2,766,854	61	$22.08
Total 2014	20,792,448	499	$24.01
Cumulative repurchases since the beginning of 2013	33,305,207	$763	$22.92

As of November 6, 2014, approximately $301 million of capacity remains from the August 6, 2014 $400 million share repurchase authorization.

The Company expects to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including free funds available at the parent company, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. It does not have an expiration date.

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

The following tables present the condensed consolidating financial information for AGUS and AGMH, wholly-owned subsidiaries of AGL, which have issued publicly traded debt securities (see Note 15, Long Term Debt and Credit Facilities) as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013. The information for AGUS and AGMH presents its subsidiaries on the equity method of accounting.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2014
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$298	$150	$28	$11,355	$(300)	$11,531
Investment in subsidiaries	5,035	4,677	3,929	330	(13,971)	—
Premiums receivable, net of commissions payable	—	—	—	936	(135)	801
Ceded unearned premium reserve	—	—	—	1,513	(1,093)	420
Deferred acquisition costs	—	—	—	189	(69)	120
Reinsurance recoverable on unpaid losses	—	—	—	228	(172)	56
Credit derivative assets	—	—	—	436	(350)	86
Deferred tax asset, net	—	98	—	464	(88)	474
Intercompany receivable	—	—	—	90	(90)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	1,296	—	1,296
Other	27	29	43	709	(223)	585
TOTAL ASSETS	$5,360	$4,954	$4,000	$17,546	$(16,491)	$15,369
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$5,336	$(1,073)	$4,263
Loss and LAE reserve	—	—	—	938	(178)	760
Long-term debt	—	847	436	20	—	1,303
Intercompany payable	—	90	—	300	(390)	—
Credit derivative liabilities	—	—	—	2,004	(350)	1,654
Deferred tax liabilities, net	—	—	94	—	(94)	—
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	1,459	—	1,459
Other	6	22	21	879	(352)	576
TOTAL LIABILITIES	6	959	551	10,936	(2,437)	10,015
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO ASSURED GUARANTY LTD.	5,354	3,995	3,449	6,280	(13,724)	5,354
Noncontrolling interest	—	—	—	330	(330)	—
TOTAL SHAREHOLDERS' EQUITY	5,354	3,995	3,449	6,610	(14,054)	5,354
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,360	$4,954	$4,000	$17,546	$(16,491)	$15,369

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2013
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$33	$186	$42	$11,008	$(300)	$10,969
Investment in subsidiaries	5,066	4,191	3,574	289	(13,120)	—
Premiums receivable, net of commissions payable	—	—	—	1,025	(149)	876
Ceded unearned premium reserve	—	—	—	1,598	(1,146)	452
Deferred acquisition costs	—	—	—	198	(74)	124
Reinsurance recoverable on unpaid losses	—	—	—	170	(134)	36
Credit derivative assets	—	—	—	482	(388)	94
Deferred tax asset, net	—	97	—	681	(90)	688
Intercompany receivable	—	—	—	90	(90)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	2,565	—	2,565
Other	23	17	31	638	(226)	483
TOTAL ASSETS	$5,122	$4,491	$3,647	$18,744	$(15,717)	$16,287
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$5,720	$(1,125)	$4,595
Loss and LAE reserve	—	—	—	733	(141)	592
Long-term debt	—	348	430	38	—	816
Intercompany payable	—	90	—	300	(390)	—
Credit derivative liabilities	—	—	—	2,175	(388)	1,787
Deferred tax liabilities, net	—	—	95	—	(95)	—
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	2,871	—	2,871
Other	7	7	16	853	(372)	511
TOTAL LIABILITIES	7	445	541	12,690	(2,511)	11,172
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO ASSURED GUARANTY LTD.	5,115	4,046	3,106	5,765	(12,917)	5,115
Noncontrolling interest	—	—	—	289	(289)	—
TOTAL SHAREHOLDERS’ EQUITY	5,115	4,046	3,106	6,054	(13,206)	5,115
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,122	$4,491	$3,647	$18,744	$(15,717)	$16,287

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$142	$2	$144
Net investment income	0	0	1	104	(3)	102
Net realized investment gains (losses)	0	0	0	(19)	0	(19)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	(14)	0	(14)
Net unrealized gains (losses)	—	—	—	269	—	269
Net change in fair value of credit derivatives	—	—	—	255	0	255
Other	—	—	—	43	—	43
TOTAL REVENUES	0	0	1	525	(1)	525
EXPENSES
Loss and LAE	—	—	—	(44)	—	(44)
Amortization of deferred acquisition costs	—	—	—	6	(2)	4
Interest expense	—	13	13	5	(4)	27
Other operating expenses	8	0	1	43	(2)	50
TOTAL EXPENSES	8	13	14	10	(8)	37
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(8)	(13)	(13)	515	7	488
Total (provision) benefit for income taxes	—	4	5	(140)	(2)	(133)
Equity in net earnings of subsidiaries	363	290	147	8	(808)	—
NET INCOME (LOSS)	$355	$281	$139	$383	$(803)	$355
Less: noncontrolling interest	—	—	—	24	(24)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$355	$281	$139	$359	$(779)	$355

COMPREHENSIVE INCOME (LOSS)	$356	$294	$146	$397	$(837)	$356

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$156	$3	$159
Net investment income	—	—	1	101	(3)	99
Net realized investment gains (losses)	—	—	(1)	33	(39)	(7)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	24	—	24
Net unrealized gains (losses)	—	—	—	330	—	330
Net change in fair value of credit derivatives	—	—	—	354	—	354
Other	—	—	—	65	—	65
TOTAL REVENUES	—	—	—	709	(39)	670
EXPENSES
Loss and LAE	—	—	—	52	3	55
Amortization of deferred acquisition costs	—	—	—	6	(2)	4
Interest expense	—	6	13	6	(4)	21
Other operating expenses	5	—	1	49	(1)	54
TOTAL EXPENSES	5	6	14	113	(4)	134
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(5)	(6)	(14)	596	(35)	536
Total (provision) benefit for income taxes	—	3	5	(172)	12	(152)
Equity in net earnings of subsidiaries	389	316	151	10	(866)	—
NET INCOME (LOSS)	$384	$313	$142	$434	$(889)	$384
Less: Noncontrolling interest	—	—	—	10	(10)	—
NET INCOME (LOSS) Attributable to Assured Guaranty LTD.	$384	$313	$142	$424	$(879)	$384

COMPREHENSIVE INCOME (LOSS)	$381	$317	$145	$411	$(873)	$381

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$408	$4	$412
Net investment income	0	0	1	307	(7)	301
Net realized investment gains (losses)	0	0	0	(23)	(2)	(25)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	20	0	20
Net unrealized gains (losses)	—	—	—	127	—	127
Net change in fair value of credit derivatives	—	—	—	147	0	147
Other	—	—	—	239	(1)	238
TOTAL REVENUES	0	0	1	1,078	(6)	1,073
EXPENSES
Loss and LAE	—	—	—	48	6	54
Amortization of deferred acquisition costs	—	—	—	17	(5)	12
Interest expense	—	27	40	13	(13)	67
Other operating expenses	24	1	1	142	(3)	165
TOTAL EXPENSES	24	28	41	220	(15)	298
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(24)	(28)	(40)	858	9	775
Total (provision) benefit for income taxes	—	9	14	(240)	(2)	(219)
Equity in net earnings of subsidiaries	580	529	436	24	(1,569)	—
NET INCOME (LOSS)	$556	$510	$410	$642	$(1,562)	$556
Less: noncontrolling interest	—	—	—	24	(24)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$556	$510	$410	$618	$(1,538)	$556

COMPREHENSIVE INCOME (LOSS)	$729	$650	$495	$957	$(2,102)	$729

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$563	$7	$570
Net investment income	0	0	1	298	(13)	286
Net realized investment gains (losses)	0	—	0	58	(35)	23
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	(44)	—	(44)
Net unrealized gains (losses)	—	—	—	(120)	—	(120)
Net change in fair value of credit derivatives	—	—	—	(164)	—	(164)
Other	—	—	—	244	—	244
TOTAL REVENUES	0	0	1	999	(41)	959
EXPENSES
Loss and LAE	—	—	—	69	—	69
Amortization of deferred acquisition costs	—	—	—	3	5	8
Interest expense	—	21	40	17	(15)	63
Other operating expenses	17	—	1	151	(3)	166
TOTAL EXPENSES	17	21	41	240	(13)	306
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(17)	(21)	(40)	759	(28)	653
Total (provision) benefit for income taxes	—	8	14	(226)	10	(194)
Equity in net earnings of subsidiaries	476	486	533	10	(1,505)	—
NET INCOME (LOSS)	$459	$473	$507	$543	$(1,523)	$459
Less: noncontrolling interest	—	—	—	10	(10)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$459	$473	$507	$533	$(1,513)	$459

COMPREHENSIVE INCOME (LOSS)	$150	$272	$384	$16	$(672)	$150

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities(1)	$762	$170	$84	$408	$(1,077)	$347
Cash flows from investing activities
Fixed-maturity securities:
Purchases	—	(356)	(7)	(1,668)	—	(2,031)
Sales	—	399	8	544	—	951
Maturities	—	4	1	552	—	557
Sales (purchases) of short-term investments, net	(265)	(74)	14	414	—	89
Net proceeds from financial guaranty variable entities’ assets	—	—	—	346	—	346
Investment in subsidiary	—	—	50	—	(50)	—
Other	—	—	—	9	—	9
Net cash flows provided by (used in) investing activities	(265)	(27)	66	197	(50)	(79)
Cash flows from financing activities
Return of capital	—	—	—	(50)	50	—
Dividends paid	(58)	(700)	(150)	(227)	1,077	(58)
Repurchases of common stock	(438)	—	—	—	—	(438)
Share activity under option and incentive plans	(1)	—	—	—	—	(1)
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(348)	—	(348)
Net proceeds from issuance of long-term debt	—	495	—	—	—	495
Payment of long-term debt	—	—	—	(18)	—	(18)
Net cash flows provided by (used in) financing activities	(497)	(205)	(150)	(643)	1,127	(368)
Effect of exchange rate changes	—	—	—	(2)	—	(2)
Increase (decrease) in cash	—	(62)	—	(40)	—	(102)
Cash at beginning of period	0	67	0	117	—	184
Cash at end of period	$0	$5	$0	$77	$—	$82
____________________

(1)	Assured Guaranty Ltd., AGUS and AGMH net cash flows provided by (used in) operating activities includes dividends from subsidiaries.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities(1)	$108	$123	$68	$207	$(360)	$146
Cash flows from investing activities
Fixed-maturity securities:
Purchases	—	(35)	(23)	(1,570)	65	(1,563)
Sales	171	1	25	680	(65)	812
Maturities	21	—	2	620	—	643
Sales (purchases) of short-term investments, net	16	(94)	(24)	146	—	44
Net proceeds from financial guaranty variable entities’ assets	—	—	—	553	—	553
Intercompany debt	—	—	—	7	(7)	—
Investment in subsidiary	—	—	50	—	(50)	—
Other	—	—	—	81	—	81
Net cash flows provided by (used in) investing activities	208	(128)	30	517	(57)	570
Cash flows from financing activities
Return of capital	—	—	—	(50)	50	—
Dividends paid	(57)	—	(98)	(262)	360	(57)
Repurchases of common stock	(259)	—	—	—	—	(259)
Share activity under option and incentive plans	—	—	—	—	—	—
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(409)	—	(409)
Payment of long-term debt	—	—	—	(22)	—	(22)
Intercompany debt	—	(7)	—	—	7	—
Net cash flows provided by (used in) financing activities	(316)	(7)	(98)	(743)	417	(747)
Effect of exchange rate changes	—	—	—	(1)	—	(1)
Increase (decrease) in cash	—	(12)	—	(20)	—	(32)
Cash at beginning of period	—	13	0	125	—	138
Cash at end of period	$—	$1	$0	$105	$—	$106
____________________

(1)	Assured Guaranty Ltd., AGUS and AGMH net cash flows provided by (used in) operating activities include dividends from subsidiaries.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Economic Environment

The overall economic environment in the United States ("U.S.") has been slowly improving over the last few years. Although gross domestic product (“GDP”) declined during the first quarter of 2014, GDP growth resumed in the six months ended September 30, 2014. In September 2014, the unemployment rate fell to 5.9%, its lowest monthly level since 2008. While U.S. home prices, as measured by the Case-Shiller index, remain well below their 2006 peak, they grew significantly from the beginning of 2012 through the first quarter of 2014; most recently, there has been a slight decline in home prices. During the nine months ended September 30, 2014, inflation remained below the target level of the Federal Open Market Committee, which continued to hold the federal funds rate near zero. During this time period, the interest rate for a widely followed industry index of 30-year municipal bonds fell by 110 basis points. Overall, prospects for additional economic recovery and higher interest rates are clouded by weak global economic performance and geopolitical risk, accompanied by strengthening of the dollar.

Most municipalities have been taking steps to address the ongoing fiscal challenges they have experienced since the global financial crisis of 2008 and the ensuing recession. Through September 30, 2014, stock market gains had relieved some pressure on underfunded pension plans, but such gains could be reversed and are no substitute for prudent public policy. Revenues at the state level have been rebounding in general, and while the strength of the housing recovery varies from region to region, property tax and other revenues have stabilized for most local governments. Although municipal defaults remain rare, a small number of municipal credits have sought, though not always obtained, bankruptcy protection. Additionally, the fiscal pressure and weak economy of Puerto Rico has led to downgrades of its commonwealth and related debt to levels below investment grade. In the international arena, the economic environment since the onset of the global financial crisis has had a significant negative impact on the number of new infrastructure financings coming to market and the demand by investors for financial guaranty policies, and it is uncertain when or if demand for financial guaranties will return to their pre-financial crisis level. The European economic recovery that began during 2013 has weakened. This includes the United Kingdom, where robust growth for more than a year moderated in the three-month period ended September 30, 2014 ("Third Quarter 2014") but remained stronger than in the balance of Europe.

Financial Performance of Assured Guaranty

 Financial Results

	Third Quarter		Nine Months
	2014	2013	2014	2013
	(in millions, except per share amounts)
Net income (loss)	$355	$384	$556	$459
Net income (loss) per diluted share	2.09	2.09	3.13	2.43
Operating income per share(1)	1.05	0.64	2.31	2.51
Present value of new business production (“PVP”)(1)	56	40	114	74
Weighted average shares (diluted)(2)	169.7	183.9	177.4	189.1
Operating income(1)	177	117	410	475
Gross par written	4,177	2,615	8,704	6,485

	As of
	September 30, 2014		December 31, 2013
	Amount	Per Share	Amount	Per Share
Shareholders' equity	$5,354	$32.53	$5,115	$28.07
Operating shareholders' equity(1)	6,032	36.65	6,164	33.83
Adjusted book value(1)	8,655	52.59	9,033	49.58
Common shares outstanding	164.6		182.2
____________________

(1)
Please refer to “—Non-GAAP Financial Measures” for a definition of the financial measures that were not promulgated in accordance with accounting principles generally accepted in the United States of America ("GAAP") and a reconciliation of the non-GAAP financial measure and the most directly comparable GAAP financial measure, if available.

(2)	Same for GAAP net income and non-GAAP operating income.

Third Quarter 2014

There are several primary drivers of volatility in GAAP reported net income or loss that are not necessarily indicative of credit impairment or improvement, or ultimate economic gains or losses: changes in credit spreads of insured credit derivative obligations and financial guaranty variable interest entities' ("FG VIEs") assets and liabilities, changes in the Company's own credit spreads, and changes in risk-free rates used to discount expected losses. Changes in credit spreads generally have the most significant effect on changes in fair value of credit derivatives and FG VIE assets and liabilities. In addition to non-economic factors, changes in expected losses, the timing of refunding transactions and terminations, realized gains and losses on the investment portfolio (including other-than-temporary impairments), the effects of large settlements or transactions, and the effects of the Company's various loss mitigation strategies, among other factors, may also have a significant effect on reported net income or loss in a given reporting period.

Third Quarter 2014 net income was $355 million, compared with the three-month period ended September 30, 2013 ("Third Quarter 2013") net income of $384 million. The decrease in net income was due primarily to (i) lower net change in fair value gains on credit derivatives, (ii) changes in foreign exchange rates used to remeasure foreign denominated assets and liabilities, and (iii) lower net earned premiums, partially offset by lower loss expense.

Non-GAAP operating income in Third Quarter 2014 was $177 million, compared with $117 million in Third Quarter 2013. The increase in operating income was driven primarily by lower losses due primarily to improvements in the U.S. residential mortgage-backed securities ("RMBS") portfolio and lower U.S. public finance losses. This was partially offset by the decrease in net earned premiums and credit derivative revenues due to lower accelerations and scheduled amortization on the insured portfolio.

Nine Months 2014

The nine-month period ended September 30, 2014 ("Nine Months 2014") net income was $556 million, compared with the nine-month period ended September 30, 2013 ("Nine Months 2013") net income of $459 million. The increase in net income was primarily due to fair value gains on credit derivatives in nine months 2014 compared with fair value losses in nine months 2013. The positive variance in fair value of credit derivatives was offset in part by lower net earned premiums as a result of several large terminations and refunding transactions in 2013 and the scheduled amortization of the book of business and realized losses on investments in Nine Months 2014 compared with realized gains on investments in Nine Months 2013.

Non-GAAP operating income in Nine Months 2014 was $410 million, compared with $475 million in Nine Months 2013. The decrease in operating income was driven primarily by the decrease in net earned premiums and credit derivative revenues due to lower accelerations and scheduled amortization on the insured portfolio, offset in part by commutation premiums earned on the reassumption of previously ceded business and lower loss expense.

Common Share Repurchases

The Company has continued to repurchase shares throughout Third Quarter and through the date of filing. The remaining authorization as of November 6, 2014, on a settlement date basis, is $301 million.

Summary of Share Repurchases

	Amount	Number of Shares	Average price per share
	(in millions, except per share data)
2013	$264	12.5	$21.12
Third Quarter 2014	226	9.6	23.47
Nine Months 2014	438	18.0	24.30
As of September 30, 2014	702	30.5	23.00
As of November 6, 2014	763	33.3	22.92

Accretive Effect of Cumulative Repurchases(1)

	Third Quarter 2014	Nine Months 2014	As of September 30, 2014
	(per share)
Net income	$0.28	$0.29
Operating income	0.14	0.22
Shareholders' equity			$1.51
Operating shareholders' equity			2.16
Adjusted book value			4.66
_________________

(1)	Cumulative repurchases since the beginning of 2013.
Key Business Strategies

New Business Production and Commutations

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

Additionally, in March 2014, Standard and Poor’s Ratings Services ("S&P") upgraded the financial strength ratings of Assured Guaranty Municipal Corp. ("AGM"), MAC and Assured Guaranty Corp. ("AGC") to AA (stable outlook) from AA- (stable outlook), citing the Company’s reduced exposure in its legacy RMBS portfolio and noting that the Company’s full payment of claims in municipal bankruptcies demonstrates and reiterates to various constituents the value of bond insurance and the credit position and capacity of the company.

However, a persistently low interest rate environment would continue to present challenges for the financial guaranty industry. Low interest rates tend to suppress demand for bond insurance as the potential savings for issuers are less compelling and some investors prefer to forgo insurance in favor of greater yield.

After a number of years in which Assured Guaranty was essentially the only active financial guarantor, a second monoline guarantor insured a number of small and medium sized issuances in 2013 and 2014, and a third monoline guarantor obtained upgraded financial strength ratings from rating agencies in 2014.

Municipal Assurance Corp. ("MAC"), the Company's U.S. public finance-only insurance subsidiary, began issuing financial guaranty insurance policies in August 2013. MAC is currently licensed to insure bonds in 49 states plus the District of Columbia, and it has applied for licensing in the one remaining state, Alabama.

The Company believes that the United Kingdom ("U.K.") currently presents the best international new business opportunities. From July 2013 to June 2014, the Company guaranteed four U.K. public-private partnership transactions, the first such wrapped infrastructure bonds issued since 2008. Management believes that, following the success of these U.K. transactions, there may be growing demand in a number of countries for financial guarantees of infrastructure financings, which have typically required such guarantees for capital market access. Assured Guaranty believes it is the only company in the private sector offering such financial guarantees outside the United States.

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

New Business Production

	Third Quarter		Nine Months
	2014	2013	2014	2013
	(in millions)
PVP (1):
Public Finance—U.S.	$51	$24	$90	$55
Public Finance—non-U.S.	—	13	7	13
Structured Finance—U.S.	1	3	8	6
Structured Finance—non-U.S.	4	—	9	—
Total PVP	$56	$40	$114	$74
Gross Par Written:
Public Finance—U.S.	$4,018	$2,072	$8,208	$5,928
Public Finance—non-U.S.	—	270	128	270
Structured Finance—U.S.	9	273	18	287
Structured Finance—non-U.S.	150	—	350	—
Total gross par written	$4,177	$2,615	$8,704	$6,485
____________________

(1)
PVP represents the present value of estimated future earnings primarily on new financial guaranty contracts written in the period, before consideration of cessions to reinsurers. PVP and Gross Par Written in the table above are based on close date. See “—Non-GAAP Measures—PVP or Present Value of New Business Production.”

PVP increased by 40% in Third Quarter 2014 compared to Third Quarter 2013. U.S. public finance PVP more than doubled primarily due to business written as part of the restructuring of Detroit's water and sewer revenue bonds. In the U.S. public finance market, insurance penetration, based on par sold, was 7.9% in Third Quarter 2014, compared with 3.7% in Third Quarter 2013, with Assured Guaranty once again writing the majority of the insured par.

PVP increased in Nine Months 2014 compared with Nine Months 2013 primarily due to business written as part of the restructuring of Detroit's water and sewer revenue bonds, improving overall demand for financial guaranty insurance products and a large structured finance diversified payment rights transaction for a large Turkish bank. In the U.S. public finance market, insurance penetration, based on par sold, was 6.0% in Nine Months 2014, compared with 3.4% in Nine Months 2013.

The following tables present summarized information about the U.S. municipal market's new debt issuance volume and the Company's share of that market based on sale date.

U.S. Municipal Market Data
Based on Sale Date

	Nine Months 2014		Nine Months 2013		Year Ended December 31, 2013
	Par	Number of issues	Par	Number of issues	Par	Number of issues
	(dollars in billions, except number of issues)
New municipal bonds issued	$215.6	7,284	$238.0	8,279	$311.9	10,558
Total insured	13.0	984	8.2	775	12.1	1,025
Insured by AGC, AGM and MAC	7.7	499	4.9	371	7.5	488

Industry Penetration Rates
U.S. Municipal Market

	Nine Months		Year Ended December 31,
	2014	2013	2013
Market penetration par	6.0%	3.4%	3.9%
Market penetration based on number of issues	13.5	9.4	9.7
% of single A par sold	19.9	10.6	11.0
% of single A transactions sold	48.0	30.1	30.6
% of under $25 million par sold	16.5	10.4	10.9
% of under $25 million transactions sold	15.0	10.4	10.7
In addition to PVP, in Nine Months 2014, the Company entered into commutation agreements to reassume ceded business consisting of approximately $856 million par of almost exclusively U.S. public finance and European (predominantly U.K.) utility and infrastructure exposures outstanding as of February 28, 2014. For such reassumptions, the Company received the statutory unearned premium outstanding as of the commutation dates plus, in one case, a commutation premium.

Loss Mitigation

In an effort to recover losses the Company experienced in its insured U.S. RMBS portfolio, the Company pursues representations and warranties ("R&W") providers by enforcing R&W provisions in contracts, negotiating agreements with R&W providers relating to those provisions and, where appropriate, initiating litigation against R&W providers. See Note 5, Expected Loss to be Paid, of the Financial Statements, for a discussion of the R&W settlements the Company has entered into and the litigation proceedings the Company has initiated against R&W providers and other parties.

In Third Quarter 2014, R&W development was a positive $93 million attributed to progress made or settlements reached with R&W providers. In some instances, where the entity providing the R&W (or an affiliate of the entity) benefited from credit protection sold by the Company through a CDS, the settlement was in the form of a termination of the CDS protection, allowing the Company to avoid future losses on the CDS. For the Nine Months 2014, R&W development was a positive $160 million, reflecting additional settlements or progress in the first half of the year. The Company's loss mitigation efforts on its U.S. RMBS exposure over the past several years have resulted in R&W providers paying, or agreeing to pay, or terminating insurance protection on future projected losses of, approximately $3.8 billion (gross of reinsurance) in respect of their R&W liabilities for transactions in which the Company has provided insurance.

In addition, the Company has been focused on the quality of servicing of the mortgage loans underlying its insured RMBS transactions. Servicing influences collateral performance and ultimately the amount (if any) of the Company's insured losses. The Company has a group to mitigate RMBS losses by influencing mortgage servicing, including, if possible, causing the transfer of servicing or establishing special servicing arrangements. “Special servicing” is an industry term referencing more intense servicing applied to delinquent loans aimed at mitigating losses; special servicing arrangements provide incentives to a servicer to achieve better performance on the mortgage loans it services. As of September 30, 2014, the Company's net insured par of the transactions subject to a servicing transfer was $1.9 billion and the total net insured par of the transactions subject to a special servicing arrangement was $2.5 billion.

In the public finance and infrastructure finance arena, the Company has been able to negotiate consensual restructurings with various obligors. During 2013, the Company reached agreements with respect to its exposures to Mashantucket Pequot Tribe; Jefferson County, Alabama; and Harrisburg, Pennsylvania. In connection with the Jefferson County and Harrisburg settlements, the Company insured new revenue bonds for both municipalities, and the premium it was paid was included as part of the 2013 PVP above. The Company also has reached a settlement agreement with Stockton, California that was included in Stockton's plan of adjustment, which plan the bankruptcy court confirmed on October 30, 2014. Additionally, the Company has resolved much of its exposure as described in greater detail in Note 5.

The Company is also continuing to purchase attractively priced below-investment-grade ("BIG") obligations that it has insured. These purchases resulted in a reduction of net expected loss to be paid of $454 million as of September 30, 2014. The fair value of assets purchased for loss mitigation purposes in our investment portfolio as of September 30, 2014, (excluding the value of the Company's insurance) was $910 million, with a par of $1,815 million (including bonds related to FG VIEs of $68 million in fair value and $331 million in par).

Capital Management

On June 20, 2014, Assured Guaranty US Holdings Inc. ("AGUS") issued the 5.0% Senior Notes for net proceeds of $495 million. The net proceeds from the sale of the notes are being used for general corporate purposes, including the purchase of common shares of AGL.

On August 6, 2014, the Company's Board of Directors approved an incremental $400 million share repurchase authorization, of which $301 million of capacity remains, on a settlement date basis, as of November 6, 2014. The Company expects the repurchases to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including free funds available at the parent company, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. It does not have an expiration date.

In order to reduce leverage and, possibly, rating agency capital charges, the Company has mutually agreed with beneficiaries to terminate selected financial guaranty insurance and credit derivative contracts. In particular, the Company has targeted investment grade securities for which claims are not expected but which carry a disproportionately large rating agency capital charge. As noted above under "Loss Mitigation", in some instances settlements with R&W providers took the form of terminations of below investment grade CDS. The Company terminated $1.6 billion and $1.0 billion in net par in Third Quarter 2014 and Third Quarter 2013, respectively, and $3.4 billion and $5.2 billion in net par in Nine Months 2014 and Nine Months 2013, respectively.

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

The Company carries a portion of its assets and liabilities at fair value, the majority of which are measured at fair value on a recurring basis. Level 3 assets, consisting primarily of financial guaranty variable interest entities’ assets, credit derivative assets and investments, represented approximately 19% and 25% of total assets measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, respectively. All of the Company's liabilities that are measured at fair value are Level 3. See Note 7, Fair Value Measurement, of the Financial Statements for additional information about assets and liabilities classified as Level 3.

Consolidated Results of Operations

Consolidated Results of Operations

	Third Quarter		Nine Months
	2014	2013	2014	2013
	(in millions)
Revenues:
Net earned premiums	$144	$159	$412	$570
Net investment income	102	99	301	286
Net realized investment gains (losses)	(19)	(7)	(25)	23
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	(14)	24	20	(44)
Net unrealized gains (losses)	269	330	127	(120)
Net change in fair value of credit derivatives	255	354	147	(164)
Fair value gains (losses) on committed capital securities ("CCS")	4	9	(11)	(4)
Fair value gains (losses) on FG VIEs	50	40	232	253
Other income (loss)	(11)	16	17	(5)
Total revenues	525	670	1,073	959
Expenses:
Loss and loss adjustment expenses	(44)	55	54	69
Amortization of deferred acquisition costs	4	4	12	8
Interest expense	27	21	67	63
Other operating expenses	50	54	165	166
Total expenses	37	134	298	306
Income (loss) before provision for income taxes	488	536	775	653
Provision (benefit) for income taxes	133	152	219	194
Net income (loss)	$355	$384	$556	$459

Net Earned Premiums

Net earned premiums are recognized over the contractual lives, or in the case of homogeneous pools of insured obligations, the remaining expected lives, of financial guaranty insurance contracts. The Company estimates remaining expected lives of its insured obligations and makes prospective adjustments for such changes in expected lives.

Net Earned Premiums

	Third Quarter		Nine Months
	2014	2013	2014	2013
	(in millions)
Financial guaranty:
Public finance
Scheduled net earned premiums and accretion	$69	$71	$213	$218
Accelerations(1)	35	31	78	143
Total public finance	104	102	291	361
Structured finance(2)
Scheduled net earned premiums and accretion	39	48	119	152
Accelerations(1)	1	9	1	56
Total structured finance	40	57	120	208
Other	0	0	1	1
Total net earned premiums	$144	$159	$412	$570
____________________

(1)	Reflects the unscheduled refunding of an insured obligation or the termination of the insurance on an insured obligation.

(2)	Excludes $5 million and $14 million for Third Quarter 2014 and 2013, respectively, and $27 million and $47 million for Nine Months 2014 and 2013, respectively related to consolidated FG VIEs.

Net earned premiums decreased in Third Quarter 2014 and Nine Months 2014 compared with Third Quarter 2013 and Nine Months 2013 due primarily to lower accelerations and the scheduled decline in structured finance par outstanding, as reflected in the table above.

At September 30, 2014, $3.9 billion of net deferred premium revenue remained to be earned over the life of the insurance contracts. Scheduled net earned premiums are expected to decrease each year unless replaced by a higher amount of new business or reassumptions of previously ceded business. See Note 4, Financial Guaranty Insurance Premiums, of the Financial Statements, for the expected timing of future premium earnings.

Net Investment Income

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets.

Net Investment Income (1)

	Third Quarter		Nine Months
	2014	2013	2014	2013
	(in millions)
Income from fixed-maturity securities managed by third parties	$83	$80	$244	$239
Income from internally managed securities:
Fixed maturities	15	19	52	49
Other invested assets	6	2	11	4
Gross investment income	104	101	307	292
Investment expenses	(2)	(2)	(6)	(6)
Net investment income	$102	$99	$301	$286
____________________

(1)
Net investment income excludes $2 million and $3 million for Third Quarter 2014 and 2013, respectively, and $8 million and $10 million for Nine Months 2014 and 2013, respectively, related to consolidated FG VIEs.

Investment income increased primarily due to higher invested asset balances as well as improvement in expected underlying cash flow in our internally managed portfolio. The overall pre-tax book yield was 3.69% at September 30, 2014 and 3.92% at September 30, 2013, respectively. Excluding internally managed portfolio, pre-tax yield was 3.38% as of September 30, 2014 compared with 3.48% as of September 30, 2013.

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses). See Note 10, Investments and Cash, of the Financial Statements.

Net Realized Investment Gains (Losses)

	Third Quarter		Nine Months
	2014	2013	2014	2013
	(in millions)
Gross realized gains on investment portfolio	$4	$7	$18	$61
Gross realized losses on investment portfolio	(2)	(6)	(5)	(18)
Other-than-temporary impairment	(21)	(8)	(38)	(20)
Net realized investment gains (losses) (1)	$(19)	$(7)	$(25)	$23
____________________

(1)
Excludes realized gains (losses) related to consolidated FG VIEs of $5 million for Nine Months 2014 and $(2) million for Nine Months 2013, respectively. Realized gains (losses) related to consolidated FG VIEs were de minimis for Third Quarter 2014 and 2013.

Other-than-temporary impairment for Third Quarter 2014 and 2013 and Nine Months 2014 and 2013 was primarily attributable to securities in the internally managed portfolio. Realized gains for Nine Months 2013 included sales of (i) assets acquired as part of negotiated settlements, (ii) bonds purchased for loss mitigation purposes and (iii) other invested assets.

Other Income

Other income is comprised of recurring items such as foreign exchange remeasurement gains and losses, ancillary fees on financial guaranty policies such as commitment, consent and processing fees, and other revenue items on financial guaranty insurance and reinsurance contracts such as commutation gains on re-assumptions of previously ceded business.

Other Income (Loss)

	Third Quarter		Nine Months
	2014	2013	2014	2013
	(in millions)
Foreign exchange gain (loss) on remeasurement of premium receivable and loss reserves	$(18)	$14	$(12)	$(5)
Commutation gains	—	—	19	—
Other	7	2	10	0
Total other income (loss)	$(11)	$16	$17	$(5)

In Third Quarter 2014, Other income was impacted primarily by changes in foreign exchange rates used to remeasure foreign denominated assets and liabilities. In Nine Months 2014, the Company entered into commutation agreements to reassume ceded business. This increased net par by approximately $856 million and related unearned premium reserve by approximately $19 million. There were no commutations in Nine Months 2013.

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

Net expected loss to be paid consists primarily of the present value of future: expected claim payments, expected recoveries from excess spread and other collateral in the transaction structures, cessions to reinsurers, and expected recoveries for breaches of R&W and the effects of other loss mitigation strategies. Current risk free rates are used to discount expected losses at the end of each reporting period and therefore changes in such rates from period to period affect the expected loss estimates reported. The effect of changes in discount rates are included in net economic loss development, however, economic loss development attributable to changes in discount rates is not indicative of credit impairment or improvement. Assumptions used in the determination of the net expected loss to be paid such as delinquency, severity, and discount rates and expected timeframes to recovery in the mortgage market were consistent by sector regardless of the accounting model used. The primary drivers of changes in expected loss to be paid are discussed below.

The primary difference between net economic loss development and loss expense included in operating income are that loss and loss adjusted expenses ("LAE") reported under GAAP (1) considers deferred premium revenue in the calculation of loss reserves and loss expense for financial guaranty insurance contracts, (2) eliminates losses related to FG VIEs and (3) reflects estimated losses on credit derivatives as part of the net change in fair value of credit derivatives. For financial guaranty insurance contracts, a loss is generally recorded only when expected losses exceed deferred premium revenue. Therefore, the timing of loss recognition does not necessarily coincide with the timing of the actual credit impairment or improvement reported in net economic loss development. AGM's U.S. RMBS transactions generally have the largest deferred premium revenue balances because of the purchase accounting adjustments that were made in 2009 in connection with Assured Guaranty's purchase of AGM, and therefore the largest differences between net economic loss development and loss expense relate to AGM policies. See "–Losses Incurred" below.

Economic Loss Development (1)

	Third Quarter		Nine Months
	2014	2013	2014	2013
	(in millions)
U.S. RMBS before benefit for recoveries for breaches of R&W	$31	$25	$29	$152
Net benefit for recoveries for breaches of R&W	(93)	(86)	(160)	(294)
U.S. RMBS after benefit for recoveries for breaches of R&W	(62)	(61)	(131)	(142)
Other structured finance	(2)	(4)	3	(32)
Public finance	1	43	101	151
Other	—	—	(1)	(10)
Total	$(63)	$(22)	$(28)	$(33)
____________________

(1)
Economic loss development includes the effects of changes in assumptions based on observed market trends, changes in discount rates, accretion of discount and the economic effects of loss mitigation efforts.

Net Expected Loss to be Paid

	As of September 30, 2014	As of December 31, 2013
	(in millions)
U.S. RMBS before benefit for recoveries for breaches of R&W	$959	$1,205
Net benefit for recoveries for breaches of R&W	(578)	(712)
U.S. RMBS after benefit for recoveries for breaches of R&W	381	493
Other structured finance	172	171
Public finance	384	321
Other	(4)	(3)
Total	$933	$982

Third Quarter 2014 Net Economic Loss Development

U.S. Public Finance Economic Loss Development: The net par outstanding for U.S. public finance obligations rated BIG by the Company was $8.5 billion as of September 30, 2014 compared with $8.9 billion as of June 30, 2014. The Company projects that its total net expected loss across its troubled U.S. public finance credits as of September 30, 2014 will be $333 million, compared with $339 million as of June 30, 2014. The economic loss development during Third Quarter 2014 was flat. See Note 3, Outstanding Exposure, and Note 5, Expected Loss to be Paid, of the Financial Statements for further information.

U.S. RMBS Economic Loss Development: The net benefit attributable to U.S. RMBS of $62 million was primarily due to an increase in the benefit for breaches of R&W and an increase in recovery assumptions for home equity lines of credit ("HELOC") loans, offset in part by HELOC loss development due mainly to the addition of an assumption that 7.5% of HELOC loans reaching their principal amortization period in certain transactions will default at the time their payment increases. Please refer to Note 5, Expected Loss to be Paid, of the Financial Statements, under the section, U.S. Second Lien RMBS Loss Projections: HELOCs and Closed-End Second Lien, for additional information. The risk-free rates used to discount expected losses ranged from 0.0% to 3.68% as of September 30, 2014 compared with 0.0% to 3.78% as of June 30, 2014.

The Company's RMBS loss projection methodology assumes that the housing and mortgage markets will continue improving. Each quarter the Company makes a judgment as to whether to change the assumptions it uses to make RMBS loss projections based on its observation during the quarter of the performance of its insured transactions (including early stage delinquencies, late stage delinquencies and, for first liens, loss severity) as well as the residential property market and economy in general, and, to the extent it observes changes, it makes a judgment as whether those changes are normal fluctuations or part of a trend. Based on such observations the Company chose to use the same general approach to project RMBS losses as of September 30, 2014 as it used as of June 30, 2014 and December 31, 2013 except that, with respect to first lien RMBS projections, it shortened the period it is projecting it will take to reach the final conditional default rate, reflecting the Company's belief that performance of its insured transactions as well as the residential property market and economy in general are improving. In addition, the Company refined its approach to projections for most of its HELOCs as of September 30, 2014 to reflect increased recoveries on defaulted loans as well as incremental defaults associated with increased monthly payments that occur when interest-only payment periods end, both as a result of its observation of HELOC performance. The methodology and assumptions the Company uses to project first lien RMBS losses and the scenarios it employs are described in more detail in Note 5, Expected Loss to be Paid, of the Financial Statements.

Generally, when mortgage loans are transferred into a securitization, the loan originator(s) and/or sponsor(s) provide R&W that the loans meet certain characteristics, and a breach of such R&W often requires that the loan be repurchased from the securitization. In many of the transactions the Company insures, it is in a position to enforce these R&W provisions. The Company has pursued breaches of R&W on a loan-by-loan basis or in cases where a provider of R&W refused to honor its repurchase obligations, the Company sometimes chose to initiate litigation. See “Recovery Litigation” below. The Company's success in pursuing these strategies permitted the Company to enter into agreements with R&W providers under which those providers made payments to the Company, agreed to make payments to the Company in the future, and / or repurchased loans from the transactions, all in return for releases of related liability by the Company. In some instances, the entity providing the R&W (or an affiliate of that entity) also benefitted from credit protection sold by the Company through a credit default swaps ("CDS"), and the Company entered into an agreement terminating the CDS protection it provided (and so avoiding future losses on that transaction), again in return for releases of related liability by the Company and in certain instances other consideration. Such agreements with R&W providers provide the Company with many of the benefits of pursuing the R&W claims on a loan by loan basis or through litigation, but without the related expense and uncertainty. The Company continues to pursue these strategies against R&W providers with which it does not yet have agreements.

Through September 30, 2014 the Company has caused entities providing R&Ws to pay, or agree to pay, or to terminate insurance protection on future projected losses of, approximately $3.8 billion (gross of reinsurance) in respect of their R&W liabilities for transactions in which the Company has provided insurance.

R&W Benefits (Gross of Reinsurance)
As of September 30, 2014

(in millions)
Benefits already received (1)	$2,954
Agreement amounts projected to be received in the future	296
Repurchase amounts paid into the relevant RMBS prior to settlement (2)	579
Total R&W receipts and losses avoided, gross of reinsurance	$3,829
____________________

(1)	Includes amounts already received plus projected losses avoided based on base case projections at the time of the termination, net of any payments made in connection with the termination.

(2)
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

Based on this success, the Company has included in its net expected loss estimates as of September 30, 2014 an estimated net benefit related to breaches of R&W of $578 million, which includes $284 million from agreements with R&W providers and $294 million in transactions where the Company does not yet have such an agreement, all net of reinsurance.

Developments in the Company's R&W recovery efforts are included in economic loss development. The following table provides a breakdown of the development and accretion amount in the roll forward of estimated recoveries associated with alleged breaches of R&W.

Components of R&W Development

Third Quarter 2014
(in millions)
Change in recovery assumptions as the result of recovery success	$4
Estimated increase (decrease) in defaults that will result in additional (lower) breaches	(4)
Settlements and anticipated settlements	90
Accretion of discount on balance	3
Total	$93

Third Quarter 2013 Net Economic Loss Development

U.S. Public Finance Economic Loss Development: The net par outstanding for all BIG rated U.S. public finance obligations was $4.6 billion as of September 30, 2013 and $4.9 billion as of June 30, 2013. The Company projected that its total net expected loss across its troubled U.S. public finance credits as of September 30, 2013 would be $183 million, compared with $71 million as of June 30, 2013. While the deterioration was due to a number of factors, it was attributable primarily to the elimination of the recoverable for claims paid on the bonds secured by cash flow from the Foxwoods Casino upon the receipt of the New Pequot Notes (with a principal amount of $145 million) now held in the investment account, along with loss developments in Detroit and Stockton.

U.S. RMBS Economic Loss Development: In Third Quarter 2013, U.S. RMBS loss development was offset by an increase in the benefit for R&W attributable to settlement agreements. The risk-free rates used to discount expected losses ranged from 0.0% to 4.36% as of September 30, 2013 compared with 0.0% to 4.03% as of June 30, 2013.

The Company used essentially the same assumptions and scenarios to project RMBS losses as of September 30, 2013 as it used as of June 30, 2013 and, with respect to its first lien RMBS, as it used as of December 31, 2012. The Company's use of essentially the same assumptions and scenarios to project RMBS losses as of September 30, 2013, as of June 30, 2013 and, with respect to its first lien RMBS, December 31, 2012, was consistent with its view at September 30, 2013 that the housing and mortgage market recovery is not being reflected as quickly in the performance of those transactions as it had anticipated at June 30, 2013 or December 31, 2012. During second quarter 2013, the Company had observed improvements in the performance of its second lien RMBS transactions that, when viewed in the context of their performance in previous quarters, suggested those transactions were beginning to respond to the improvements in the residential property market and economy being widely reported. Based on such observations, in projecting losses for its second lien RMBS the Company chose to decrease by two months in its base scenario and by three months in its optimistic scenario the period it assumed it would take the mortgage market to recover as compared to March 31, 2013 and December 31, 2012. The Company retained this change to its scenarios in its projections as of September 30, 2013. The Company observed some improvement in delinquency trends in most of its RMBS transactions during the third quarter, with some of that improvement in second liens driven by a servicing transfer it effectuated. Such improvement is naturally transmitted to its projections for each individual RMBS transaction, since the projections are based on the delinquency performance of the loans in that individual RMBS transaction. The Company also made adjustments during the quarter to its assumptions for specific transactions to reflect loss mitigation developments.

The following table provides a breakdown of the development and accretion amount in the roll forward of estimated recoveries associated with alleged breaches of R&W.

Components of R&W Development

Third Quarter 2013
(in millions)
Change in recovery assumptions as the result of recovery success	$69
Estimated increase (decrease) in defaults that will result in additional (lower) breaches	13
Results of settlements and judgments	—
Accretion of discount on balance	4
Total	$86

Nine Months 2014 Net Economic Loss Development

Economic loss development was a favorable $28 million for Nine Months 2014, due primarily to lower U.S. RMBS losses as a result of various R&W settlements and developments, partially offset by losses on certain public finance obligations, particularly Puerto Rico and Detroit.

Nine Months 2013 Net Economic Loss Development

The favorable economic loss development of $33 million in Nine Months 2013 was primarily due to R&W settlements, offset in part by higher U.S. public finance losses primarily attributable to Detroit.

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

Expected loss to be paid, as discussed above under "Losses in the Insured Portfolio," is an important liquidity measure in that it provides the present value of amounts that the Company expects to pay or recover in future periods. Expected loss to be expensed is important because it presents the Company’s projection of incurred losses that will be recognized in future periods as deferred premium revenue amortizes into income on financial guaranty insurance policies. Expected loss to be paid for FG VIEs pursuant to AGC’s and AGM’s financial guaranty policies is calculated in a manner consistent with financial guaranty insurance contracts, but eliminated in consolidation under GAAP.

 The following tables present the loss and LAE recorded in the consolidated statements of operations by sector for non-derivative contracts and the loss expense recorded under non-GAAP operating income, respectively. Amounts presented are net of reinsurance. Changes in risk free rates used to discount losses affect both economic development and loss expense, however the effect of changes in discount rates are not indicative of actual credit impairment or improvement in the period.

Loss and LAE Reported
on the Consolidated Statements of Operations

	Third Quarter		Nine Months
	2014	2013	2014	2013
	(in millions)
U.S. RMBS	$(38)	$19	$(60)	$(5)
Other structured finance	6	(12)	25	(34)
Public finance	2	59	111	134
Other	—	—	(1)	—
Total insurance contracts before FG VIE consolidation	(30)	66	75	95
Effect of consolidating FG VIEs	(14)	(11)	(21)	(26)
Total loss and LAE	$(44)	$55	$54	$69

Loss Expense Reported in
Non-GAAP Operating Income

	Third Quarter		Nine Months
	2014	2013	2014	2013
	(in millions)
U.S. RMBS	$(55)	$2	$(89)	$23
Other structured finance	2	(2)	8	(38)
Public finance	2	56	109	132
Other	—	—	(1)	(10)
Total	$(51)	$56	$27	$107

Reconciliation of Loss and LAE
to Non-GAAP Loss Expense

	Third Quarter		Nine Months
	2014	2013	2014	2013
	(in millions)
Loss and LAE	$(44)	$55	$54	$69
Credit derivative loss expense	(22)	(10)	(48)	12
FG VIE loss expense	15	11	21	26
Loss expense included in operating income	$(51)	$56	$27	$107

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

Financial Guaranty Insurance
Net Expected Loss to be Expensed
As of September 30, 2014

	In GAAP Reported Income	In Non-GAAP Operating Income
	(in millions)
2014 (October 1 - December 31)	$11	$14
2015	41	51
2016	38	47
2017	30	38
2018	27	33
2019-2023	98	121
2024-2028	57	68
2029-2033	37	46
After 2033	27	36
Net expected loss to be expensed (1)	366	454
Discount	374	416
Total future value	$740	$870
____________________

(1)	Net expected loss to be expensed for GAAP reported income is different than operating income, a non-GAAP financial measure, by the amount related to consolidated FG VIEs.

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

The valuation of the Company’s credit derivative contracts requires the use of models that contain significant, unobservable inputs, and are classified as Level 3 in the fair value hierarchy. There has been very limited new issuance activity in this market over the past several years and as of September 30, 2014, market prices for the Company’s credit derivative contracts were generally not available. Inputs to the estimate of fair value include various market indices, credit spreads, the Company’s own credit spread, and estimated contractual payments. See Note 7, Fair Value Measurement, of the Financial Statements.

Net Change in Fair Value of Credit Derivatives Gain (Loss)

	Third Quarter		Nine Months
	2014	2013	2014	2013
	(in millions)
Realized gains on credit derivatives (credit derivative revenues)	$17	$24	$58	$93
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	(31)	0	(38)	(137)
Realized gains (losses) and other settlements on credit derivatives	(14)	24	20	(44)
Net change in unrealized gains (losses) on credit derivatives:
Pooled corporate obligations	4	96	10	(43)
U.S. RMBS	252	195	117	(248)
Commercial mortgage-backed securities ("CMBS")	—	3	2	(1)
Other(1)	13	36	(2)	172
Net change in unrealized gains (losses) on credit derivatives(2)	269	330	127	(120)
Net change in fair value of credit derivatives	$255	$354	$147	$(164)
____________________

(1)	“Other” includes all other U.S. and international asset classes, such as commercial receivables, international infrastructure, international RMBS securities, and pooled infrastructure securities.

(2)	In the fourth quarter of 2014, $372 million in fair value losses will reverse as gains on three transactions that were terminated as part of a negotiated R&W settlement.

Realized gains on credit derivatives have decreased in Third Quarter 2014 and Nine Months 2014 due primarily to the decline in accelerations of credit derivative revenues due to terminations in 2014 as compared with 2013 as well as the decline in scheduled earnings as net par outstanding declined to $40.1 billion at September 30, 2014 from $59.1 billion at September 30, 2013. The table below sets out the net par amount of credit derivative contracts that the Company and its counterparties agreed to terminate on a consensual basis.

Net Par and Accelerations of Credit Derivative Revenues
from Terminations of CDS Contracts

	Third Quarter		Nine Months
	2014	2013	2014	2013
	(in millions)
Net par of terminated CDS contracts	$1,631	$280	$2,931	$3,321
Accelerations of credit derivative revenues	(0.1)	0.1	0.6	15

Realized losses and other settlements on credit derivatives increased in Third Quarter 2014 compared with Third Quarter 2013 due primarily to a payment made in connection with an R&W settlement. Realized losses and other settlements on credit derivatives in Nine Months 2013 was higher than Nine Months 2014 due primarily to the termination of a film securitization CDS in 2013.

During Third Quarter 2014, unrealized fair value gains were generated primarily in the U.S. RMBS prime first lien and Option ARM and subprime sectors. This is due primarily to a significant unrealized fair value gain in the Option ARM sector as a result of the termination of a resecuritization transaction during the period. In addition, there were unrealized fair value gains due to tighter implied net spreads. The tighter implied net spreads were primarily a result of the increased cost to buy protection in AGC’s name, as the market cost of AGC's credit protection increased during the period, with the change in the one year CDS spread having the largest impact. These transactions were pricing at or above their floor levels (or the minimum rate at which the Company would consider assuming these risks based on historical experience); therefore when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, increased, the implied spreads that the Company would expect to receive on these transactions decreased. The cost of AGM’s credit protection did not change significantly during Third Quarter 2014, and did not lead to significant changes in the fair value of the Company’s CDS policies.

During Nine Months 2014, unrealized fair value gains were generated primarily in the U.S. RMBS Option ARM sectors due to the termination of a resecuritization transaction during the period. The unrealized fair value gains were partially offset by unrealized fair value losses resulting from wider implied net spreads in the prime first lien and Option ARM sectors. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC’s name as the market cost of AGC’s credit protection decreased significantly during the period. These transactions were pricing above their floor levels; therefore when the cost of purchasing CDS protection on AGC decreased, the implied spreads that the Company would expect to receive on these transactions increased. The cost of AGM's credit protection also decreased during Nine Months 2014, but did not lead to significant fair value losses, as the majority of AGM policies continue to price at floor levels.

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

Five-Year CDS Spread
on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of September 30, 2014	As of June 30, 2014	As of December 31, 2013	As of September 30, 2013	As of June 30, 2013	As of December 31, 2012
AGC	345	327	460	465	343	678
AGM	344	346	525	502	365	536

One-Year CDS Spread
on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of September 30, 2014	As of June 30, 2014	As of December 31, 2013	As of September 30, 2013	As of June 30, 2013	As of December 31, 2012
AGC	125	85	185	185	57	270
AGM	120	115	220	215	72	257

Effect of Changes in the Company’s Credit Spread on
Unrealized Gains (Losses) on Credit Derivatives

	Third Quarter		Nine Months
	2014	2013	2014	2013
	(in millions)
Change in unrealized gains (losses) of credit derivatives:
Before considering implication of the Company’s credit spreads	$251	$9	$673	$863
Resulting from change in the Company’s credit spreads	18	321	(546)	(983)
After considering implication of the Company’s credit spreads	$269	$330	$127	$(120)

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

Provision for Income Tax

Provision for Income Taxes and Effective Tax Rates

	Third Quarter		Nine Months
	2014	2013	2014	2013
	(in millions)
Total provision (benefit) for income taxes	$133	$152	$219	$194
Effective tax rate	27.3%	28.2%	28.3%	29.7%

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

Financial Guaranty Variable Interest Entities

As of September 30, 2014 and December 31, 2013, the Company consolidated 31 and 40 VIEs, respectively. The table below presents the effects on reported GAAP income resulting from consolidating these FG VIEs and eliminating their related insurance and investment accounting accounts and, in total, represents a difference between GAAP reported net income and non-GAAP operating income attributable to FG VIEs. The consolidation of FG VIEs has a significant effect on net income and shareholders' equity due to (1) changes in fair value gains (losses) on FG VIE assets and liabilities, (2) the eliminations of premiums and losses related to the AGC and AGM FG VIE liabilities with recourse and (3) the elimination of investment balances related to the Company’s purchase of AGC and AGM insured FG VIE debt. Upon consolidation of a FG VIE, the related insurance and, if applicable, the related investment balances, are considered intercompany transactions and therefore eliminated. See “—Non-GAAP Financial Measures—Operating Income” below.

Effect of Consolidating FG VIEs on Net Income (Loss)

	Third Quarter		Nine Months
	2014	2013	2014	2013
	(in millions)
Net earned premiums	$(5)	$(14)	$(27)	$(47)
Net investment income	(2)	(3)	(8)	(10)
Net realized investment gains (losses)	0	0	(5)	2
Fair value gains (losses) on FG VIEs	50	40	232	253
Other income	0	—	(2)	—
Loss and LAE	14	11	21	26
Effect on net income before tax provision	57	34	211	224
Less: tax provision (benefit)	20	12	74	78
Effect on net income (loss)	$37	$22	$137	$146

Fair value gains (losses) on FG VIEs represent the net change in fair value on the consolidated FG VIEs’ assets and liabilities. During Third Quarter 2014, the Company recorded a pre-tax net fair value gain of consolidated FG VIEs of $50 million. This gain was primarily driven by price appreciation on the Company's FG VIE assets relating to HELOC transactions and principal payments. During Nine Months 2014, the Company recorded a pre-tax net fair value gain of consolidated FG VIEs of $232 million. The primary driver of this gain, $120 million, was a result of the deconsolidation of seven VIEs in the first quarter of 2014. There was an additional gain of $37 million resulting from the Company exercising its option to accelerate two second lien RMBS VIEs. These two VIEs were treated as maturities during the period.

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

During Third Quarter 2013, one of the Company's financial guaranty insurance policies was canceled, resulting in deconsolidation of one FG VIE. During the first half of 2013, the Company signed an agreement that resulted in the deconsolidation of two FG VIEs.

Expected losses to be paid (recovered) in respect of consolidated FG VIEs, were $122 million of expected loss to be paid as of September 30, 2014 and $60 million of expected losses to be paid as of December 31, 2013, and are included in the discussion of “—Losses in the Insured Portfolio.”

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

Operating Income

Reconciliation of Net Income (Loss)
to Operating Income

	Third Quarter		Nine Months
	2014	2013	2014	2013
	(in millions)
Net income (loss)	$355	$384	$556	$459
Less after-tax adjustments:
Realized gains (losses) on investments	(10)	(3)	(13)	18
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	161	233	37	(173)
Fair value gains (losses) on CCS	3	5	(7)	(3)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(13)	10	(8)	(4)
Effect of consolidating FG VIEs	37	22	137	146
Operating income	$177	$117	$410	$475

Effective tax rate on operating income	27.3%	28.1%	26.7%	27.2%

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

Reconciliation of Shareholders’ Equity
to Adjusted Book Value

	As of September 30, 2014		As of December 31, 2013
	Total	Per Share	Total	Per Share
	(dollars in millions, except per share amounts)
Shareholders’ equity	$5,354	$32.53	$5,115	$28.07
Less after-tax adjustments:
Effect of consolidating FG VIEs	(53)	(0.32)	(172)	(0.95)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(978)	(5.95)	(1,052)	(5.77)
Fair value gains (losses) on CCS	23	0.14	30	0.16
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	330	2.01	145	0.80
Operating shareholders’ equity	6,032	36.65	6,164	33.83
After-tax adjustments:
Less: Deferred acquisition costs	156	0.95	161	0.88
Plus: Net present value of estimated net future credit derivative revenue	121	0.74	146	0.80
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	2,658	16.15	2,884	15.83
Adjusted book value	$8,655	$52.59	$9,033	$49.58

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

PVP or Present Value of New Business Production

Reconciliation of PVP to Gross Written Premiums

	Third Quarter		Nine Months
	2014	2013	2014	2013
	( in millions)
Total PVP	$56	$40	$114	$74
Less: Financial guaranty installment premium PVP	4	18	25	19
Total: Financial guaranty upfront gross written premiums	52	22	89	55
Plus: Financial guaranty installment gross written premiums and other GAAP adjustments	(5)	4	5	10
Total gross written premiums	$47	$26	$94	$65

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

Net Par Outstanding and Average Internal Rating by Sector

	As of September 30, 2014				As of December 31, 2013
Sector	Net Par Outstanding (including loss mitigation bonds)	Loss Mitigation Bonds	Net Par Outstanding (excluding loss mitigation bonds)	Avg. Rating	Net Par Outstanding (including loss mitigation bonds)	Loss Mitigation Bonds	Net Par Outstanding (excluding loss mitigation bonds)	Avg. Rating
	(dollars in millions)
Public finance:
U.S.:
General obligation	$144,251	$—	$144,251	A	$155,277	$—	$155,277	A+
Tax backed	62,944	29	62,915	A	66,856	32	66,824	A+
Municipal utilities	53,667	—	53,667	A	56,324	—	56,324	A
Transportation	28,082	—	28,082	A	30,830	—	30,830	A
Healthcare	15,185	—	15,185	A	16,132	—	16,132	A
Higher education	13,278	—	13,278	A	14,071	—	14,071	A
Infrastructure finance	4,089	—	4,089	BBB	4,114	—	4,114	BBB
Housing	2,973	—	2,973	A+	3,386	—	3,386	A+
Investor-owned utilities	954	—	954	A-	991	—	991	A-
Other public finance—U.S.	3,831	—	3,831	A	4,232	—	4,232	A
Total public finance—U.S.	329,254	29	329,225	A	352,213	32	352,181	A
Non-U.S.:
Infrastructure finance	14,183	—	14,183	BBB	14,703	—	14,703	BBB
Regulated utilities	11,503	—	11,503	BBB+	11,205	—	11,205	BBB+
Pooled infrastructure	2,452	—	2,452	A	2,520	—	2,520	A
Other public finance—non-U.S.	5,349	—	5,349	A	5,570	—	5,570	A
Total public finance—non-U.S.	33,487	—	33,487	BBB+	33,998	—	33,998	BBB+
Total public finance	362,741	29	362,712	A	386,211	32	386,179	A
Structured finance:
U.S.:
Pooled corporate obligations	23,120	—	23,120	AAA	31,325	—	31,325	AAA
RMBS	11,397	935	10,462	BBB	14,559	838	13,721	BBB-
Insurance securitizations	3,358	325	3,033	A-	3,360	325	3,035	A-
Financial products	2,310	—	2,310	AA-	2,709	—	2,709	AA-
CMBS and other commercial real estate related exposures	2,219	—	2,219	AAA	3,952	—	3,952	AAA
Consumer receivables	2,114	—	2,114	BBB+	2,198	—	2,198	BBB+
Commercial receivables	607	—	607	A-	911	—	911	A-
Structured credit	69	—	69	BB	69	—	69	BB
Other structured finance—U.S.	940	—	940	AA	987	—	987	A-
Total structured finance—U.S.	46,134	1,260	44,874	AA-	60,070	1,163	58,907	AA-
Non-U.S.:
Pooled corporate obligations	7,733	—	7,733	AA+	11,058	—	11,058	AAA
Commercial receivables	1,099	—	1,099	BBB+	1,263	—	1,263	BBB+
RMBS	847	—	847	A	1,146	—	1,146	AA-
Structured credit	23	—	23	BBB	176	—	176	BBB
Other structured finance—non-U.S.	727	—	727	AA	378	—	378	AAA
Total structured finance—non-U.S.	10,429	—	10,429	AA	14,021	—	14,021	AA+
Total structured finance	56,563	1,260	55,303	AA-	74,091	1,163	72,928	AA
Total net par outstanding	$419,304	$1,289	$418,015	A	$460,302	$1,195	$459,107	A

The September 30, 2014 and December 31, 2013 amounts above include $29.3 billion and $38.1 billion, respectively, of AGM structured finance net par outstanding. AGM has not insured a mortgage-backed transaction since January 2008 and announced in August 2008 that it would no longer issue new policies on structured finance obligations. The structured finance transactions that remain in AGM’s insured portfolio have an average internal rating by the Company of double-A. Management expects AGM’s structured finance portfolio to run-off rapidly: 11% by year-end 2014, 52% by year-end 2016, and 80% by year-end 2018.

The following tables set forth the Company’s net financial guaranty portfolio by internal rating.

Financial Guaranty Portfolio by Internal Rating
As of September 30, 2014

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$4,173	1.3%	$1,011	3.0%	$23,193	51.7%	$6,442	61.8%	$34,819	8.3%
AA	96,107	29.2	388	1.2	8,115	18.1	539	5.2	105,149	25.2
A	178,484	54.2	9,451	28.2	1,849	4.1	558	5.4	190,342	45.5
BBB	41,919	12.7	21,159	63.2	3,044	6.8	1,937	18.5	68,059	16.3
BIG	8,542	2.6	1,478	4.4	8,673	19.3	953	9.1	19,646	4.7
Total net par outstanding (excluding loss mitigation bonds)	$329,225	100.0%	$33,487	100.0%	$44,874	100.0%	$10,429	100.0%	$418,015	100.0%
Loss Mitigation Bonds	29		—		1,260		—		1,289
Net Par Outstanding (including loss mitigation bonds)	$329,254		$33,487		$46,134		$10,429		$419,304

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2013

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$4,998	1.4%	$1,016	3.0%	$32,317	54.9%	$9,684	69.1%	$48,015	10.5%
AA	107,503	30.5	422	1.2	9,431	16.0	577	4.1	117,933	25.7
A	192,841	54.8	9,453	27.9	2,580	4.4	742	5.3	205,616	44.8
BBB	37,745	10.7	21,499	63.2	3,815	6.4	1,946	13.9	65,005	14.1
BIG	9,094	2.6	1,608	4.7	10,764	18.3	1,072	7.6	22,538	4.9
Total net par outstanding (excluding loss mitigation bonds)	$352,181	100.0%	$33,998	100.0%	$58,907	100.0%	$14,021	100.0%	$459,107	100.0%
Loss Mitigation Bonds	32		—		1,163		—		1,195
Net Par Outstanding (including loss mitigation bonds)	$352,213		$33,998		$60,070		$14,021		$460,302

Selected European Exposure

 Several European countries have experienced significant economic, fiscal and / or political strains such that the likelihood of default on obligations with a nexus to those countries may be higher than the Company anticipated when such factors did not exist. The Company has identified those European countries where it has exposure and where it believes heightened uncertainties exist to be: Greece, Hungary, Italy, Portugal and Spain (the “Selected European Countries”). The Company selected these European countries based on its view that their credit fundamentals have weakened as a result of the global financial crisis, as well as on published reports identifying countries that may be experiencing reduced demand for their sovereign debt in the current environment. Previously the Company had included Ireland on this list, but the Company removed it during third quarter 2014 because of Ireland's strengthening economic performance and improving prospects; in 2014, Ireland's long-term foreign currency rating was upgraded one notch by S&P (to ‘A-’) and three notches by Moody’s Investor Services, Inc. ("Moody’s") (to ‘Baa1’). See “—Selected European Countries” below for an explanation of the circumstances in each country leading the Company to select that country for further discussion.

Direct Economic Exposure to the Selected European Countries

The Company’s direct economic exposure to the Selected European Countries (based on par for financial guaranty contracts and notional amount for financial guaranty contracts accounted for as derivatives) is shown in the following tables, both gross and net of ceded reinsurance:

Gross Direct Economic Exposure
to Selected European Countries(1)
As of September 30, 2014

	Hungary	Italy	Portugal	Spain	Total
	(in millions)
Sovereign and sub-sovereign exposure:
Non-infrastructure public finance (2)	$—	$1,244	$109	$401	$1,754
Infrastructure finance	349	15	11	143	518
Sub-total	349	1,259	120	544	2,272
Non-sovereign exposure:
Regulated utilities	—	249	—	—	249
RMBS	206	339	—	—	545
Sub-total	206	588	—	—	794
Total	$555	$1,847	$120	$544	$3,066
Total BIG	$555	$—	$120	$544	$1,219

Net Direct Economic Exposure
to Selected European Countries(1)
As of September 30, 2014

	Hungary	Italy	Portugal	Spain	Total
	(in millions)
Sovereign and sub-sovereign exposure:
Non-infrastructure public finance (2)	$—	$929	$95	$250	$1,274
Infrastructure finance	327	15	11	140	493
Sub-total	327	944	106	390	1,767
Non-sovereign exposure:
Regulated utilities	—	229	—	—	229
RMBS	197	280	—	—	477
Sub-total	197	509	—	—	706
Total	$524	$1,453	$106	$390	$2,473
Total BIG	$524	$—	$106	$390	$1,020
____________________

(1)
While the Company’s exposures are shown in U.S. dollars, the obligations the Company insures are in various currencies, primarily Euros. One of the residential mortgage-backed securities included in the table above includes residential mortgages in both Italy and Germany, and only the portion of the transaction equal to the portion of the original mortgage pool in Italian mortgages is shown in the tables.

(2)	The exposure shown in the "Non-infrastructure public finance" category is from transactions backed by receivable payments from sub-sovereigns in Italy, Spain and Portugal.

The tables above include the par amount of financial guaranty contracts accounted for as derivatives of $128 million with a fair value of $5 million, net of reinsurance. The Company’s credit derivative transactions are governed by International Swaps and Derivatives Association, Inc. ("ISDA") documentation, and the Company is required to make a loss payment on them only upon the occurrence of one or more defined credit events with respect to the referenced securities or loans.

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

Indirect Exposure to Selected European Countries
As of September 30, 2014

	Greece	Italy	Portugal	Spain	Total
	(dollars in millions)
Pooled corporate
Gross par ($ millions)	$16	$93	$3	$356	$468
Net par ($ millions)	$16	$84	$3	$322	$425
Average proportion	1.6%	2.3%	0.5%	4.1%	2.7%
Commercial receivables
Gross par ($ millions)	$—	$56	$12	$2	$70
Net par ($ millions)	$—	$54	$12	$2	$68
Average proportion	—%	7.4%	2.3%	1.7%	4.6%

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

Selected European Countries

The Company follows and analyzes public information regarding developments in countries to which the Company has exposure, including the Selected European Countries, and utilizes this information to evaluate risks in its financial guaranty portfolio. Because the Company guarantees payments under its financial guaranty contracts, its analysis is focused primarily on the risk of payment defaults by these countries or obligors in these countries. However, material developments having an economic impact with respect to the Selected European Countries would also impact the fair value of financial guaranty contracts accounted for as derivatives and with a nexus to those countries.

 The Republic of Hungary is rated “BB” and “Ba1” by S&P and Moody’s, respectively. The country continues to face significant economic and political challenges. The Company’s sovereign and sub-sovereign exposure to Hungarian credits includes an infrastructure financing dependent on payments by government agencies. The Company rates this exposure ($327 million net par) below investment grade. The Company is closely monitoring developments with respect to the ability and willingness of these entities to meet their payment obligations. The Company’s non-sovereign exposure to Hungary comprises covered mortgage bonds issued by Hungarian banks. The Company rates the covered bonds ($197 million net par) BIG.

The Kingdom of Spain is rated “BBB” by S&P and “Baa2” by Moody’s. The country’s economy has improved during 2014, however, the strength of the recovery is uncertain given both domestic and external challenges. The Company’s sovereign and sub-sovereign exposure to Spanish credits includes infrastructure financings dependent on payments by sub-sovereigns and government agencies, financings dependent on lease and other payments by sub-sovereigns and government agencies, and an issuance by a regulated utility. The Company rates all ($390 million aggregate net par) of its exposure to sovereign and sub-sovereign credits in Spain BIG. The Company is closely monitoring developments with respect to the ability and willingness of these entities to meet their payment obligations.

 The Republic of Portugal is rated “BB” and “Ba1” by S&P and Moody's, respectively. Moody’s upgraded Portugal to ‘Ba2’ from ‘Ba3’ on May 9, 2014 and to ‘Ba1’ on July 25, 2014. The rating actions reflected Moody's expectation that the country’s fiscal consolidation will remain on track, supporting a gradual reduction in the very high public debt burden in the coming years. In addition, Moody's stated that it does not expect that the current uncertainties surrounding one of Portugal’s largest banks will have a material impact on the government's balance sheet. Moody’s upgrades also reflected the government's comfortable liquidity position, with regained access to the public debt markets and sizeable cash buffers. Portugal continues to face economic challenges, including the potential impact on the real economy of the collapse of Banco Espirito Santo, one of the country’s largest banks. The Company’s exposure to sovereign and sub-sovereign Portuguese credits includes financings dependent on lease payments by sub-sovereigns and government agencies and infrastructure financings dependent on payments by sub-sovereigns and government agencies. The Company rates four of these transactions ($106 million aggregate net par) BIG. The Company is closely monitoring developments with respect to the ability and willingness of these entities to meet their payment obligations.

The Republic of Italy is rated “BBB” and “Baa2” by S&P and Moody’s, respectively. Despite its wealthy and diversified economy, Italy continues to face significant economic and political challenges with 2014 expected to be its third year in a row of recessionary conditions. The Company’s sovereign and sub-sovereign exposure to Italy depends on payments by Italian governmental entities in connection with infrastructure financings or for services already rendered. The Company’s non-sovereign Italian exposure is comprised primarily of securities backed by Italian residential mortgages or in one case a government-sponsored water utility. The Company is closely monitoring the ability and willingness of these obligors to make timely payments on their obligations.

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

Exposure to Puerto Rico

The Company insures general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $4.9 billion net par as of September 30, 2014. The Company rates $4.7 billion net par of that amount BIG.

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

In June 2014, the Puerto Rico legislature passed the Puerto Rico Public Corporation Debt Enforcement and Recovery Act (the "Recovery Act") in order to provide a legislative framework for certain public corporations experiencing severe financial stress to restructure their debt. In its Quarterly Report dated as of July 17, 2014, the Commonwealth stated the Puerto Rico Electric Power Authority (“PREPA”) may need to seek relief under the Recovery Act due to liquidity constraints. In the same report, the Commonwealth disclosed PREPA utilized approximately $42 million on deposit in its reserve account in order to pay scheduled principal or interest (“Debt Service”) due on its bonds on July 1, 2014. Investors in bonds issued by PREPA have filed suit in the United States District Court for the District of Puerto Rico asserting the Recovery Act violates the U.S. Constitution. On August 14, 2014, PREPA entered into forbearance agreements with the GDB, its bank lenders, and bondholders and financial guaranty insurers (including AGM and AGC) that hold or guarantee more than 60% of PREPA's outstanding bonds, in order to address its near-term liquidity issues. Creditors, including those who have challenged the constitutionality of the Recovery Act, agreed not to exercise available rights and remedies until March 31, 2015, and the bank lenders agreed to extend the maturity of two revolving lines of credit to the same date. PREPA agreed it would continue to make principal and interest payments on its outstanding bonds, and interest payments on its lines of credit, and would develop a five year business plan and a recovery program in respect of its operations.

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

On October 30, 2014, legislation designed to stabilize the Puerto Rico Highway and Transportation Authority ("PRHTA") (“Bill 2212”) was introduced in the Commonwealth legislature. This bill provides for new tax revenues that will support PRHTA and requires the transfer of certain revenues from PHRTA to the Puerto Rico Infrastructure Finance Authority (“PRIFA”) in exchange for PRIFA assuming PRHTA’s debt obligations to GDB and amounts owed under its Bond Anticipation Notes. In addition, Bill 2212 provides for the transfer of operations of the Tren Urbano mass transit system to a new agency, which will reduce PRHTA’s future operating expenses. If the legislation is passed, GDB has indicated that this will allow PRHTA to become self-sufficient and avoid a restructuring through the Recovery Act.

Net Exposure to Puerto Rico
As of September 30, 2014

	Net Par Outstanding
	AGM Consolidated	AGC Consolidated	AG Re (1) Consolidated	Eliminations (2)	Total Net Par Outstanding	Gross Par Outstanding	Internal Rating
	(in millions)
Exposures subject to the terms of the Recovery Act:
PRHTA (Transportation revenue)	$303	$392	$229	$(80)	$844	$912	BB-
PREPA	464	53	255	—	772	1,006	B-
Puerto Rico Aqueduct and Sewer Authority	—	288	96	—	384	384	BB-
PRHTA (Highway revenue)	197	24	52	—	273	582	BB
Puerto Rico Convention Center District Authority	—	87	87	—	174	174	BB-
Total	964	844	719	(80)	2,447	3,058

Exposures not subject to the terms of the Recovery Act:
Commonwealth of Puerto Rico - General Obligation Bonds	749	417	506	—	1,672	1,844	BB
Puerto Rico Municipal Finance Agency	223	44	133	—	400	656	BB-
Puerto Rico Sales Tax Financing Corporation	261	—	7	—	268	268	BBB
Puerto Rico Public Buildings Authority	18	41	42	—	101	157	BB
GDB	—	33	—	—	33	33	BB
PRIFA	—	10	8	—	18	18	BB-
University of Puerto Rico	—	1	—	—	1	1	BB-
Total	1,251	546	696	—	2,493	2,977
Total net exposure to Puerto Rico	$2,215	$1,390	$1,415	$(80)	$4,940	$6,035
 ___________________

(1)	Assured Guaranty Re Ltd.

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

Amortization Schedule
of Net Par Outstanding of Puerto Rico
As of September 30, 2014

	Scheduled Net Par Amortization
	2014 (Oct 1-Dec 31)	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024 -2028	2029 -2033	2034 -2038	2039 -2043	2044 -2047	Total
	(in millions)
Exposures subject to the terms of the Recovery Act:
PRHTA (Transportation revenue)	$—	$22	$29	$32	$39	$26	$21	$16	$17	$17	$86	$94	$288	$157	$—	$844
PREPA	—	73	19	4	4	24	40	20	19	78	347	136	8	—	—	772
Puerto Rico Aqueduct and Sewer Authority	—	14	15	—	—	—	—	—	—	—	109	—	—	—	246	384
PRHTA (Highway revenue)	—	6	10	5	5	11	12	15	6	7	20	95	81	—	—	273
Puerto Rico Convention Center District Authority	—	11	11	—	—	—	—	—	—	—	19	50	83	—	—	174
Total	—	126	84	41	48	61	73	51	42	102	581	375	460	157	246	2,447

Exposures not subject to the terms of the Recovery Act:
Commonwealth of Puerto Rico - General Obligation Bonds	—	109	127	95	64	82	137	16	37	14	282	310	399	—	—	1,672
Puerto Rico Municipal Finance Authority	—	51	48	41	43	39	35	30	30	16	60	7	—	—	—	400
Puerto Rico Sales Tax Financing Corporation	—	(1)	(1)	(1)	(1)	(1)	(1)	(2)	(2)	1	(8)	20	10	255	—	268
Puerto Rico Public Buildings Authority	—	12	8	30	—	5	10	12	—	8	9	2	5	—	—	101
GDB	—	33	—	—	—	—	—	—	—	—	—	—	—	—	—	33
PRIFA	—	—	—	—	2	—	—	—	—	2	—	—	1	13	—	18
University of Puerto Rico	0	0	0	0	0	0	0	0	0	0	0	1	—	—	—	1
Total	—	204	182	165	108	125	181	56	65	41	343	340	415	268	—	2,493
Total net par for Puerto Rico	$—	$330	$266	$206	$156	$186	$254	$107	$107	$143	$924	$715	$875	$425	$246	$4,940

Amortization Schedule
of Net Debt Service Outstanding of Puerto Rico
As of September 30, 2014

	Scheduled Net Debt Service Amortization
	2014 (Oct 1-Dec 31)	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024 -2028	2029 -2033	2034 -2038	2039 -2043	2044 -2047	Total
	(in millions)
Exposures subject to the terms of the Recovery Act:
PRHTA (Transportation revenue)	$—	$66	$72	$73	$79	$64	$57	$51	$51	$51	$242	$219	$360	$171	$—	$1,556
PREPA	2	109	51	36	35	55	70	48	47	104	427	155	10	—	—	1,149
Puerto Rico Aqueduct and Sewer Authority	—	34	34	18	18	18	18	18	18	18	191	63	63	63	284	858
PRHTA (Highway revenue)	—	21	24	19	19	24	24	27	17	18	70	134	89	—	—	486
Puerto Rico Convention Center District Authority	—	19	18	7	7	7	7	7	7	7	53	79	91	—	—	309
Total	2	249	199	153	158	168	176	151	140	198	983	650	613	234	284	4,358

Exposures not subject to the terms of the Recovery Act:
Commonwealth of Puerto Rico - General Obligation Bonds	1	195	208	170	133	149	200	71	91	67	512	475	449	—	—	2,721
Puerto Rico Municipal Finance Authority	—	70	66	57	56	50	44	38	36	20	70	7	—	—	—	514
Puerto Rico Sales Tax Financing Corporation	—	13	13	13	13	13	13	13	13	16	65	95	76	295	—	651
Puerto Rico Public Buildings Authority	—	17	12	34	3	7	13	14	1	9	12	4	6	—	—	132
GDB	0	35	—	—	—	—	—	—	—	—	—	—	—	—	—	35
PRIFA	—	1	1	1	3	1	1	1	1	3	3	3	4	15	—	38
University of Puerto Rico	0	0	0	0	0	0	0	0	0	0	0	1	—	—	—	1
Total	1	331	300	275	208	220	271	137	142	115	662	585	535	310	—	4,092
Total net debt service for Puerto Rico	$3	$580	$499	$428	$366	$388	$447	$288	$282	$313	$1,645	$1,235	$1,148	$544	$284	$8,450

Exposure to Residential Mortgage-Backed Securities

The tables below provide information on the risk ratings and certain other risk characteristics of the Company’s financial guaranty insurance and credit derivative RMBS exposures as of September 30, 2014. U.S. RMBS exposures represent 3% of the total net par outstanding, and BIG U.S. RMBS represent 30% of total BIG net par outstanding. The tables presented provide information with respect to the underlying performance indicators of this book of business. See Note 5, Expected Loss to be Paid, of the Financial Statements, for a discussion of expected losses to be paid on U.S. RMBS exposures.

All performance information such as pool factor, subordination, cumulative losses and delinquency is based on September 30, 2014 information obtained from third parties and/or provided by the trustee prior to the date of this filing. It is possible that the Company may receive updated or additional information for this period in the future.

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

Distribution of U.S. RMBS by Rating and Type of Exposure as of September 30, 2014

Ratings:	Prime First Lien	Closed-End Second Lien	HELOC	Alt-A First Lien	Option ARMs	Subprime First Lien	Total Net Par Outstanding
	(dollars in millions)
AAA	$1	$—	$11	$548	$314	$1,372	$2,246
AA	87	87	74	509	161	954	1,873
A	6	0	8	—	0	120	134
BBB	29	—	118	17	31	137	332
BIG	365	137	1,606	1,912	194	1,663	5,877
Total exposures	$488	$224	$1,817	$2,986	$700	$4,247	$10,462

Distribution of Financial Guaranty Direct U.S. RMBS
Insured January 1, 2005 or Later by Exposure Type, Average Pool Factor, Subordination,
Cumulative Losses and 60+ Day Delinquencies
As of September 30, 2014

	Net Par Outstanding	Pool Factor	Subordination	Cumulative Losses	60+ Day Delinquencies	Number of Transactions
	(dollars in millions)
U.S. Prime First Lien	$467	27.7%	3.5%	4.9%	15.5%	8
U.S. Closed-End Second Lien	215	10.0%	—%	69.6%	5.1%	9
U.S. HELOC	1,613	15.0%	4.6%	37.7%	3.8%	18
U.S. Alt-A First Lien	2,917	30.3%	5.8%	17.8%	25.4%	42
U.S. Option ARMs	670	31.9%	4.9%	20.7%	25.0%	18
U.S. Subprime First Lien	3,109	29.9%	26.1%	25.8%	33.5%	21

Exposures by Reinsurer

Ceded par outstanding represents the portion of insured risk ceded to other reinsurers. Under these relationships, the Company cedes a portion of its insured risk in exchange for a premium paid to the reinsurer. The Company remains primarily liable for all risks it directly underwrites and is required to pay all gross claims. It then seeks reimbursement from the reinsurer for its proportionate share of claims. The Company may be exposed to risk for this exposure if it were required to pay the gross claims and not be able to collect ceded claims from an assuming company experiencing financial distress. A number of the financial guaranty insurers to which the Company has ceded par have experienced financial distress and as a result have been downgraded by the rating agencies. In addition, state insurance regulators have intervened with respect to some of these insurers.

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

Exposure by Reinsurer

	Ratings at		Par Outstanding
	November 5, 2014		As of September 30, 2014
Reinsurer	Moody’s Reinsurer Rating	S&P Reinsurer Rating	Ceded Par Outstanding(1)	Second-to- Pay Insured Par Outstanding	Assumed Par Outstanding
	(dollars in millions)
American Overseas Reinsurance Company Limited (f/k/a Ram Re)	WR (2)	WR	$7,233	$—	$30
Tokio Marine & Nichido Fire Insurance Co., Ltd.	Aa3 (3)	AA- (3)	5,653	—	—
Radian Asset Assurance Inc.	Ba1	B+	4,307	21	756
Syncora Guarantee Inc.	WR	WR	3,940	1,702	161
Mitsui Sumitomo Insurance Co. Ltd.	A1	A+ (3)	2,062	—	—
ACA Financial Guaranty Corp.	NR (5)	WR	752	2	—
Federal Insurance Company	Aa2	AA	382	—	—
Swiss Reinsurance Co.	Aa3	AA-	332	—	—
Security Life of Denver Insurance Company	A3	A-	239	—	—
Ambac Assurance Corporation ("Ambac")	WR	WR	82	5,437	15,424
Ambac Assurance Corp. Segregated Account	NR	NR	—	114	1,106
CIFG Assurance North America Inc.	WR	WR	—	107	4,495
MBIA	(4)	(4)	—	3,146	609
National Public Finance Guarantee Corp.	A3	AA-	—	6,375	6,067
Financial Guaranty Insurance Co.	WR	WR	—	2,145	1,135
Other	Various	Various	206	902	46
Total			$25,188	$19,951	$29,829
____________________

(1)	Includes $2,540 million in ceded par outstanding related to insured credit derivatives.

(2)    Represents “Withdrawn Rating.”

(3)    The Company has structural collateral agreements satisfying the triple-A credit requirement of S&P and/or Moody’s.

(4)	MBIA includes subsidiaries MBIA Insurance Corp. rated B by S&P and B2 by Moody's and MBIA U.K. Insurance Ltd. rated B by S&P and Ba2 by Moody’s.

(5)    Represents “Not Rated.”

Ceded Par Outstanding by Reinsurer and Credit Rating
As of September 30, 2014

	Internal Credit Rating
Reinsurer	AAA	AA	A	BBB	BIG	Total
	(in millions)
American Overseas Reinsurance Company Limited (f/k/a Ram Re)	$691	$2,525	$2,194	$1,316	$507	$7,233
Tokio Marine & Nichido Fire Insurance Co., Ltd.	864	1,009	1,632	1,333	815	5,653
Radian Asset Assurance Inc.	207	292	2,097	1,204	507	4,307
Syncora Guarantee Inc.	—	291	608	2,265	776	3,940
Mitsui Sumitomo Insurance Co. Ltd.	142	674	747	307	192	2,062
ACA Financial Guaranty Corp	—	458	282	12	—	752
Federal Insurance Company	—	—	382	—	—	382
Swiss Reinsurance Co.	—	1	237	27	67	332
Security Life of Denver Insurance Company	—	—	239	—	—	239
Ambac	—	—	82	—	—	82
Other	64	84	57	1	—	206
Total	$1,968	$5,334	$8,557	$6,465	$2,864	$25,188

In accordance with U.S. statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. All of the unauthorized reinsurers in the table above post collateral for the benefit of the Company in an amount at least equal to the sum of their ceded unearned premium reserve, loss reserves and contingency reserves all calculated on a statutory basis of accounting. In addition, certain authorized reinsurers in the table above post collateral on terms negotiated with the Company. Collateral may be in the form of letters of credit or trust accounts. The total collateral posted by all non-affiliated reinsurers as of September 30, 2014 is approximately $656 million.

Second-to-Pay
Insured Par Outstanding by Internal Rating
As of September 30, 2014

	Public Finance					Structured Finance
	AAA	AA	A	BBB	BIG	AAA	AA	A	BBB	BIG	Total
	(in millions)
Radian Asset Assurance Inc.	$—	$—	$2	$13	$6	$—	$—	$—	$—	$—	$21
Syncora Guarantee Inc.	—	45	356	753	294	210	—	—	—	44	1,702
ACA Financial Guaranty Corp.	—	1	—	1	—	—	—	—	—	—	2
Ambac	30	1,355	2,756	924	66	—	1	65	196	44	5,437
Ambac Assurance Corp. Segregated Account	—	—	—	—	—	—	35	—	—	79	114
CIFG Assurance North America Inc.	—	4	56	22	25	—	—	—	—	—	107
MBIA	—	65	264	930	—	—	1,510	—	172	205	3,146
National Public Finance Guarantee Corp.	202	2,243	3,906	—	—	—	—	24	—	—	6,375
Financial Guaranty Insurance Co.	—	77	988	292	322	393	—	29	—	44	2,145
Other	—	—	902	—	—	—	—	—	—	—	902
Total	$232	$3,790	$9,230	$2,935	$713	$603	$1,546	$118	$368	$416	$19,951

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

AGL and Holding Company Subsidiaries
Significant Cash Flow Items

	Third Quarter		Nine Months
	2014	2013	2014	2013
	(in millions)
Dividends paid by AGC to AGUS	$15	$25	$30	$42
Dividends paid by AGM to AGMH	60	60	105	98
Dividends paid by AG Re to AGL	—	22	82	122
Dividends paid by other subsidiaries to AGMH	—	—	10	—
Repayment of surplus note by AGM to AGMH	25	25	50	50
Dividends paid to AGL shareholders	(18)	(19)	(58)	(57)
Repurchases of common shares(1)	(226)	(15)	(438)	(259)
Interest paid	(7)	(7)	(42)	(42)
Net proceeds from issuance of long-term debt	(1)	—	495	—
Payment of long-term debt	—	(7)	—	(7)
____________________

(1)	As of September 30, 2014 and November 6, 2014, on a settlement date basis, the remaining authorization for share repurchases was $362 million and $301 million, respectively.

Dividends from subsidiaries

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

•
Under New York's insurance law, AGM may only pay dividends out of "earned surplus" and may pay dividends without the prior approval of the New York Superintendent of Financial Services ("New York Superintendent") that, together with all dividends paid in the prior 12 months, does not exceed 10% of its policyholders' surplus (as of its last annual or quarterly statement filed with the New York Superintendent) or 100% of its adjusted net investment income during that period. The aggregate amount available for AGM to distribute as dividends in the next twelve months without regulatory approval is estimated to be approximately $161 million.

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

•
AG Re, based on regulatory capital requirements, has $784 million in excess capital and surplus. However, dividends are paid out of an insurer's statutory surplus and cannot exceed that surplus; AG Re's outstanding statutory surplus is approximately $267 million. In addition, annual dividends cannot exceed 25% of total statutory capital and surplus, which is $280 million, without AG Re certifying to the Bermuda Monetary Authority that it will continue to meet required margins. As of September 30, 2014, AG Re had unencumbered assets of approximately $483 million. Such amount will fluctuate during the quarter based upon factors including the market value of previously posted assets and additional ceded reserves, if any.

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

On June 20, 2014, AGUS issued $500 million of 5.0% Senior Notes due 2014. The notes are guaranteed by AGL. The net proceeds of the notes are being used for general corporate purposes, including the purchase of AGL common shares.

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

In addition, in connection with the acquisition of MAC, AGUS entered into a loan agreement with its affiliate Assured Guaranty Re Overseas Ltd. in 2012 to borrow $90 million in order to fund the purchase price. That loan remained outstanding as of September 30, 2014.

Cash and Investments

As of September 30, 2014, AGL had $298 million in cash and short-term investments with weighted average duration of 0.2 years. AGUS and AGMH had a total of $111 million in cash, short-term investments and other invested assets. In addition, the U.S. holding companies have $68 million in fixed-maturity securities with weighted average duration of 2.5 years.

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

Claims (Paid) Recovered

	Third Quarter		Nine Months
	2014	2013	2014	2013
	(in millions)
U.S. RMBS before benefit for recoveries for breaches of R&W	$(199)	$(148)	$(275)	$(514)
Net benefit for recoveries for breaches of R&W	166	155	294	769
U.S. RMBS after benefit for recoveries for breaches of R&W	(33)	7	19	255
Other structured finance	2	(9)	(2)	(129)
Public finance	(8)	56	(38)	26
Other	—	—	—	10
Claims (paid) recovered, net of reinsurance(1)	$(39)	$54	$(21)	$162
____________________

(1)
Includes $7 million paid and $8 million recovered for consolidated FG VIEs for Third Quarter 2014 and 2013, respectively, and $14 million paid and $167 million recovered for consolidated FG VIEs for Nine Months 2014 and 2013, respectively. Claims recovered for Nine Months 2013 include invested assets received as part of a restructuring.

The Company has exposure to infrastructure transactions with refinancing risk; in such transactions, if refinancings anticipated when the policies were issued are not available, the Company may be obligated to make claim payments. Although the Company may not experience ultimate loss on a particular transaction, the aggregate amount of the claim payments may be substantial and reimbursement may not occur for an extended time, if at all. As of September 30, 2014, the Company's insured exposure to such transactions was approximately $3.0 billion. The Company generally projects that in most scenarios it will be fully reimbursed for claim payments it makes on such exposure. However, the recovery of the payments is uncertain and may take from 10 to 35 years, depending on the transaction and the performance of the underlying collateral.The Company estimates total claims for the two largest transactions with significant refinancing risk, assuming no refinancing, and based on certain performance assumptions could be $1.8 billion on a gross basis; such claims would be payable from 2017 through 2022.

In addition, the Company has net par exposure of $4.9 billion to the Commonwealth of Puerto Rico, of which $4.7 billion net par is rated BIG by the Company. Puerto Rico has experienced significant general fund budget deficits in recent years. These deficits have been covered primarily with the net proceeds of bond issuances, with interim financings provided by GDB and, in some cases, with onetime revenue measures or expense adjustment measures. In addition to high debt levels, Puerto Rico faces a challenging economic environment. Information regarding the Company's exposure to the Commonwealth of Puerto Rico and its related authorities and public corporations is set forth in "Insured Portfolio-Exposure to Puerto Rico" above.

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

Consolidated Cash Flows

Consolidated Cash Flow Summary

	Third Quarter		Nine Months
	2014	2013	2014	2013
	(in millions)
Net cash flows provided by (used in) operating activities before effects of FG VIEs consolidation	$107	$26	$290	$289
Effect of FG VIEs consolidation	18	(2)	57	(143)
Net cash flows provided by (used in) operating activities - reported	125	24	347	146
Net cash flows provided by (used in) investing activities	150	98	(79)	570
Net cash flows provided by (used in) financing activities (1)	(295)	(162)	(368)	(747)
Effect of exchange rate changes	(4)	3	(2)	(1)
Cash at beginning of period	106	143	184	138
Total cash at the end of the period	$82	$106	$82	$106
____________________

(1)	Claims paid on consolidated FG VIEs are presented in the consolidated cash flow statements as a component of paydowns on FG VIE liabilities in financing activities as opposed to operating activities.

Nine Months 2014 cash flows from operating activities included $82 million in net proceeds from purchases and sales in the trading portfolio, compared with $23 million in Nine Months 2013. Excluding net cash flows from purchases and sales of the trading portfolio and the effect of consolidating FG VIEs, cash flows from operating activities decreased for Nine Months 2014 compared to Nine Months 2013 due primarily to lower premiums and realized gains (losses) and other settlements on credit derivatives, net of commissions, in 2014, offset in part by cash received on commutation agreements in 2014, lower tax payments and net recoveries on losses in 2014.

Investing activities were primarily net sales (purchases) of fixed maturity and short-term investment securities. Investing cash flows in Nine Months 2014 and 2013 include inflows of $346 million and $553 million for FG VIEs, respectively. Nine Months 2013 included proceeds from sales of third party surplus notes and other invested assets.

Financing activities consisted primarily of paydowns of FG VIE liabilities and share repurchases. Financing cash flows in Nine Months 2014 and 2013 include outflows of $348 million and $409 million for FG VIEs, respectively. Share repurchases in Nine Months 2014 and 2013 were $438 million and $259 million, respectively. In addition, 2014 amounts include net proceeds of $495 million from issuance of long-term debt.

The Company repurchased 9.6 million common shares in Third Quarter 2014 for $226 million at an average price of $23.47 per share. Year to date, including repurchases since September 30, 2014, the Company has repurchased a total of 20.8 million common shares for $499 million at an average price of $24.01 per share. The Company expects the repurchases to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including free funds available at the parent company, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. It does not have an expiration date.

Commitments and Contingencies

Leases

AGL and its subsidiaries are party to various lease agreements. Future cash payments associated with contractual obligations pursuant to operating leases for office space have not materially changed since December 31, 2013.

Long-Term Debt Obligations

The outstanding principal and interest paid on long-term debt were as follows:

Principal Outstanding
and Interest Paid on Long-Term Debt

	Principal Amount		Interest Paid
	As of September 30,	As of December 31,	Third Quarter		Nine Months
	2014	2013	2014	2013	2014	2013
	(in millions)
AGUS:
7.0% Senior Notes	$200	$200	$—	$—	$7	$7
5.0% Senior Notes	500	—	—	—	—	—
Series A Enhanced Junior Subordinated Debentures	150	150	—	—	5	5
Total AGUS	850	350	—	—	12	12
AGMH(1):
67/8% QUIBS	100	100	2	2	5	5
6.25% Notes	230	230	4	4	11	11
5.60% Notes	100	100	1	1	4	4
Junior Subordinated Debentures	300	300	—	—	10	10
Total AGMH	730	730	7	7	30	30
AGM(1):
AGM Notes Payable	17	34	2	2	3	5
Total	$1,597	$1,114	$9	$9	$45	$47
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

5.0% Senior Notes issued by AGUS. On June 20, 2014, AGUS issued $500 million of 5.0% Senior Notes due 2024 for net proceeds of $495 million. The notes are guaranteed by AGL. The net proceeds from the sale of the notes are being used for general corporate purposes, including the purchase of common shares of AGL.

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $1.2 billion as of September 30, 2014. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. It is difficult to determine the probability that AGM will have to pay strip provider claims or the likely aggregate amount of such claims. At September 30, 2014, approximately $1.4 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

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

The Company was in compliance with all financial covenants as of September 30, 2014.

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

As of September 30, 2014, no amounts were outstanding under this facility, nor have there been any borrowings during the life of this facility.

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

Fixed-Maturity Securities and Short-Term Investments

The Company’s fixed-maturity securities and short-term investments had a duration of 5.0 years as of September 30, 2014 and 4.9 years as of December 31, 2013. Generally, the Company’s fixed-maturity securities are designated as available-for-sale. For more information about the Investment Portfolio and a detailed description of the Company’s valuation of investments, see Note 10, Investments and Cash, of the Financial Statements.

Fixed-Maturity Securities and Short-Term Investments
by Security Type

	As of September 30, 2014		As of December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	$5,256	$5,615	$4,899	$5,079
U.S. government and agencies	533	560	674	700
Corporate securities	1,351	1,380	1,314	1,340
Mortgage-backed securities(1):
RMBS	1,406	1,416	1,160	1,122
CMBS	689	703	536	549
Asset-backed securities	483	501	605	608
Foreign government securities	301	310	300	313
Total fixed-maturity securities	10,019	10,485	9,488	9,711
Short-term investments	837	837	904	904
Total fixed-maturity and short-term investments	$10,856	$11,322	$10,392	$10,615
 ____________________

(1)	Government-agency obligations were approximately 43% of mortgage backed securities as of September 30, 2014 and 50% as of December 31, 2013, based on fair value.

The following tables summarize, for all fixed-maturity securities in an unrealized loss position as of September 30, 2014 and December 31, 2013, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of September 30, 2014

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$93	$(1)	$72	$(1)	$165	$(2)
U.S. government and agencies	28	0	162	(3)	190	(3)
Corporate securities	247	(13)	127	(5)	374	(18)
Mortgage-backed securities:
RMBS	312	(3)	226	(36)	538	(39)
CMBS	82	0	26	(1)	108	(1)
Asset-backed securities	39	0	19	(1)	58	(1)
Foreign government securities	60	(1)	19	0	79	(1)
Total	$861	$(18)	$651	$(47)	$1,512	$(65)
Number of securities(1)		143		123		260
Number of securities with other-than-temporary impairment		4		7		11

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2013

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$781	$(39)	$5	$0	$786	$(39)
U.S. government and agencies	173	(6)	—	—	173	(6)
Corporate securities	401	(18)	3	0	404	(18)
Mortgage-backed securities:					—	—
RMBS	414	(21)	186	(51)	600	(72)
CMBS	121	(4)	—	—	121	(4)
Asset-backed securities	196	(2)	42	(5)	238	(7)
Foreign government securities	54	(1)	1	0	55	(1)
Total	$2,140	$(91)	$237	$(56)	$2,377	$(147)
Number of securities		425		33		458
Number of securities with other-than-temporary impairment		13		11		24
___________________

(1)
The number of securities does not add across because of lots of the same securities that have been purchased at different times and appear in both categories above (i.e. Less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the Total column.

Of the securities in an unrealized loss position for 12 months or more as of September 30, 2014, seven securities had an unrealized loss greater than 10% of book value. The total unrealized loss for these securities as of September 30, 2014 was $31 million. The Company has determined that the unrealized losses recorded as of September 30, 2014 are yield related and not the result of other-than-temporary impairment.

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

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of September 30, 2014

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$146	$148
Due after one year through five years	1,906	1,978
Due after five years through 10 years	2,225	2,349
Due after 10 years	3,647	3,891
Mortgage-backed securities:
RMBS	1,406	1,416
CMBS	689	703
Total	$10,019	$10,485

The following table summarizes the ratings distributions of the Company’s investment portfolio as of September 30, 2014 and December 31, 2013. Ratings reflect the lower of the Moody’s and S&P classifications, except for bonds purchased for loss mitigation or risk management strategies, which use Assured Guaranty’s internal ratings classifications.

Distribution of Fixed Maturity Securities by Rating

Rating	As of September 30, 2014	As of December 31, 2013
AAA	15.0%	16.5%
AA	58.3	57.5
A	18.2	17.6
BBB	0.5	0.9
BIG(1)	8.0	7.5
Total	100.0%	100.0%
____________________

(1)	Comprised primarily of loss mitigation and other risk management assets. See Note 10, Investments and Cash, of the Financial Statements.

The following table presents the fair value of securities with third-party guaranties.

Summary of Investments with
Third-Party Guaranties (1)
at Fair Value

Guarantor	As of September 30, 2014
(in millions)
National Public Finance Guarantee Corporation	$416
Ambac	415
CIFG Assurance North America Inc.	21
Berkshire Hathaway Assurance Corporation	5
Syncora Guarantee Inc.	3
Total	$860
___________________

(1)	99% of these securities had investment grade ratings based on the lower of Moody’s and S&P.

Under agreements with its cedants and in accordance with statutory requirements, the Company maintains fixed-maturity securities and cash in trust accounts for the benefit of reinsured companies, which amounted to $427 million and $377 million as of September 30, 2014 and December 31, 2013, respectively, based on fair value. In addition, to fulfill state licensing requirements the Company has placed on deposit eligible securities of $19 million as of both September 30, 2014 and December 31, 2013.

The fair market value of the Company’s pledged securities to secure its obligations under its CDS exposure totaled $434 million and $677 million as of September 30, 2014 and December 31, 2013, respectively.

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

To support the payment obligations of FSAM and the GIC Issuers, each of Dexia SA and Dexia Crédit Local S.A. are party to an ISDA Master Agreement, including an associated schedule, confirmation and credit support annex (the “Non-Guaranteed Put Contract”), the economic effect of which is that Dexia SA and Dexia Crédit Local S.A. jointly and severally guarantee (i) the scheduled payments of interest and principal in relation to a specified portfolio of FSAM assets, (ii) the obligation of certain Dexia affiliates to provide liquidity or liquid collateral under committed liquidity lending facilities, and (iii) the obligation to make certain payments in the event of an insolvency of Dexia S.A. Pursuant to the Non-Guaranteed Put Contract, FSAM may put an amount of FSAM assets to Dexia SA and Dexia Crédit Local S.A. in exchange for funds. The amount that could be put varies depending on the type of trigger event in question. In an asset default scenario, the amount payable generally covers at least the amount of the losses on the FSAM assets (by non-payment, writedown or realized loss). For other trigger events, the amount payable generally is at least the amount due and unpaid under the committed liquidity facilities, the principal amount of the FSAM assets, and the outstanding principal balance of the GICs. Dexia S.A. and Dexia Crédit Local S.A. also benefit from certain grace periods and procedural rights under the Non-Guaranteed Put Contract. To secure the Non-Guaranteed Put Contract, Dexia SA and Dexia Crédit Local S.A. will, pursuant to the credit support annex thereto, post eligible highly liquid collateral having an aggregate value (subject to agreed reductions) equal to at least the excess of (i) the aggregate principal amount of all outstanding GICs over (ii) the aggregate mark-to-market value of FSAM’s assets. The agreed-to advance rates applicable to the value of FSAM assets range from 98% to 82% percent for obligations backed by the full faith and credit of the United States, sovereign obligations of the U.K., Germany, the Netherlands, France or Belgium, obligations guaranteed by the Federal Deposit Insurance Corporation (FDIC) and for mortgage securities issued or guaranteed by U.S. sponsored agencies, and range from 75% to 0% for the other FSAM assets. As of September 30, 2014, approximately 27.7% of the FSAM assets (measured by aggregate principal balance) was in cash or were obligations backed by the full faith and credit of the United States.

As of September 30, 2014, the aggregate accreted GIC balance was approximately $2.4 billion. As of the same date and with respect to the FSAM assets that are covered by the primary put contract, the aggregate accreted principal was approximately $3.5 billion, the aggregate market value was approximately $3.3 billion and the aggregate market value after agreed reductions was approximately $2.4 billion. Cash and positive derivative value roughly offset the negative derivative values and other projected costs. Accordingly, as of September 30, 2014, the aggregate fair value of the assets supporting the GIC business plus cash and positive derivative value exceeded by nearly $1.0 billion the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business. Even after applying the agreed upon reductions to the fair value of the assets, the aggregate fair value of the assets supporting the GIC business plus cash and positive derivative value exceeded the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business, so, no posting of collateral was required under the credit support annex applicable to the primary put contract. Under the terms of that credit support annex, the collateral posting is recalculated on a weekly basis according to the formula set forth in the credit support annex, and a collateral posting is required whenever the collateralization levels tested by the formula are not satisfied, subject to a threshold of $5 million.

To provide additional support, Dexia affiliates provide liquidity commitments to lend against the FSAM assets, generally until the GICs have been paid in full. The liquidity commitments comprise:

•
an amended and restated revolving credit agreement (the “Liquidity Facility”) pursuant to which Dexia Crédit Local S.A. commits to provide funds to FSAM. As a result of agreed reductions and GIC amortization as of September 30, 2014 the commitments totaled $3.7 billion of (which approximately $1.0 billion was drawn), and

•
a master repurchase agreement (the “Repurchase Facility Agreement” and, together with the Liquidity Facility, the “Guaranteed Liquidity Facilities”) pursuant to which Dexia Crédit Local S.A. will provide up to $3.5 billion of funds in exchange for the transfer by FSAM to Dexia Crédit Local S.A. of FSAM securities that are not eligible to satisfy collateralization obligations of the GIC Issuers under the GICs. As of September 30, 2014, no amounts were outstanding under the Repurchase Facility Agreement.

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

The Medium Term Notes Business

In connection with the acquisition of AGMH, Dexia Crédit Local S.A. agreed to fund, on behalf of AGM, 100% of all policy claims made under financial guaranty insurance policies issued by AGM in relation to the medium term notes issuance program of FSA Global Funding Limited. Such agreement is set out in a Separation Agreement, dated as of July 1, 2009, between Dexia Crédit Local S.A., AGM, FSA Global Funding and Premier International Funding Co., and in a funding guaranty and a reimbursement guaranty that Dexia Crédit Local S.A. issued for the benefit of AGM. Under the funding guaranty, Dexia Crédit Local S.A. guarantees to pay to or on behalf of AGM amounts equal to the payments required to be made under policies issued by AGM relating to the medium term notes business. Under the reimbursement guaranty, Dexia Crédit Local S.A. guarantees to pay reimbursement amounts to AGM for payments they make following a claim for payment under an obligation insured by a policy they have issued. Notwithstanding Dexia Crédit Local S.A.’s obligation to fund 100% of all policy claims under those policies, AGM has a separate obligation to remit to Dexia Crédit Local S.A. a certain percentage (ranging from 0% to 25%) of those policy claims. AGM, the Company and related parties are also protected against losses arising out of or as a result of the medium term note business through an indemnification agreement with Dexia Crédit Local S.A. As of September 30, 2014, FSA Global Funding Limited had approximately $1.3 billion of medium term notes outstanding.

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

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2014. Based on their evaluation as of September 30, 2014 covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal controls over financial reporting during the Company’s quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 and in Note 14 to the Consolidated Financial Statements, Commitments and Contingencies – Legal Proceedings. During the nine months ended September 30, 2014, the following developments occurred in respect of the Company's legal proceedings:

Proceeding Relating to the Company’s Financial Guaranty Business

Beginning in July 2008, AGM and various other financial guarantors were named in complaints filed in the Superior Court for the State of California, City and County of San Francisco by a number of plaintiffs. Subsequently, plaintiffs' counsel filed amended complaints against AGM and AGC and added additional plaintiffs. These complaints alleged that the financial guaranty insurer defendants (i) participated in a conspiracy in violation of California's antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and created market demand for municipal bond insurance, (ii) participated in risky financial transactions in other lines of business that damaged each insurer's financial condition (thereby undermining the value of each of their guaranties), and (iii) failed to adequately disclose the impact of those transactions on their financial condition. In addition to their antitrust claims, various plaintiffs asserted claims for breach of the covenant of good faith and fair dealing, fraud, unjust enrichment, negligence, and negligent misrepresentation. On October 29, 2014, AGC and AGM filed a good faith settlement notice with the Superior Court for the State of California, City and County of San Francisco, informing the court and co-defendants that AGC, AGM and the plaintiffs had reached an agreement to settle and resolve the cases as between them.  Barring any objections from the co-defendants, the court will rule and enter a good faith order that bars any claims for contribution by co-defendants.  Upon entry of the good faith order, the Company expects the parties will consummate the settlement and the claims against AGC and AGM will be dismissed with prejudice.

Proceeding Related to AGMH’s Former Financial Products Business

In July 2010, a former employee of AGM who had been involved in AGMH's former Financial Products Business was indicted along with other persons with whom he had worked at Financial Guaranty Insurance Company. Such former employee and the other persons were convicted on fraud conspiracy counts. After appeal, their convictions were reversed by a three-judge panel of the U.S. Court of Appeals for the Second Circuit in November 2013. In January 2014, the Department of Justice petitioned the U.S. Court of Appeals for the Second Circuit for a panel rehearing and a rehearing en banc of the appeal; the motions were denied on August 15, 2014.

ITEM 1A.	RISK FACTORS

Please refer to “Risk Factors" under Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to the risk factors disclosed in such Annual Report on Form 10-K during the nine months ended September 30, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during Third Quarter 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program(2)
July 1 - July 31	4,793,000	$23.47	4,793,000	$75,236,915
August 1 - August 31	2,258,563	$23.26	2,258,563	$422,711,515
September 1 - September 30	2,571,746	$23.64	2,571,746	$361,921,826
Total	9,623,309	$23.47	9,623,309
____________________

(1)
After giving effect to repurchases through November 6, 2014, the Company had repurchased in 2014 a total of 20.8 million common shares for approximately $499 million, excluding commissions, at an average price of $24.01 per share. On August 6, 2014, the Company's board of directors approved an incremental $400 million share repurchase authorization, out of which $301 million of capacity to repurchase remains.

(2)	Excludes commissions.

ITEM 6.	EXHIBITS.

See Exhibit Index for a list of exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURED GUARANTY LTD. (Registrant)

Dated November 7, 2014	By:	/s/ ROBERT A. BAILENSON

Robert A. Bailenson Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.1
The following financial information from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the Three and Nine Months ended September 30, 2014 and 2013 (iv) Consolidated Statement of Shareholders’ Equity for the Nine Months ended September 30, 2014; (v) Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

* Management contract or compensatory plan