Form 10-K
period 2014-12-31
ASSURED GUARANTY LTD
filed 2015-02-26
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of Common Shares held by non-affiliates of the Registrant as of the close of business on June 30, 2014 was $4,209,699,122 (based upon the closing price of the Registrant's shares on the New York Stock Exchange on that date, which was $24.50). For purposes of this information, the outstanding Common Shares which were owned by all directors and executive officers of the Registrant were deemed to be the only shares of Common Stock held by affiliates.
As of February 23, 2015, 155,444,695 Common Shares, par value $0.01 per share, were outstanding (including 43,577 unvested restricted shares).
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of Registrant's definitive proxy statement relating to its 2015 Annual General Meeting of Shareholders are incorporated by reference to Part III of this report.

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

Any or all of Assured Guaranty’s forward looking statements herein are based on current expectations and the current economic environment and may turn out to be incorrect. Assured Guaranty’s actual results may vary materially. Among factors that could cause actual results to differ adversely are:

•
rating agency action, including a ratings downgrade, a change in outlook, the placement of ratings on watch for downgrade, or a change in rating criteria, at any time, of AGL or any of its subsidiaries, and/or of any securities AGL or any of its subsidiaries have issued, and/or of transactions that AGL’s subsidiaries have insured;

•	reduction in the amount of available insurance opportunities and/or in the demand for Assured Guaranty's insurance;

•
developments in the world’s financial and capital markets that adversely affect obligors’ payment rates, Assured Guaranty’s loss experience, or its exposure to refinancing risk in transactions (which could result in substantial liquidity claims on its guarantees);

•	the possibility that budget shortfalls or other factors will result in credit losses or impairments on obligations of state and local governments that Assured Guaranty insures or reinsures;

•	the failure of Assured Guaranty to realize loss recoveries that are assumed in its expected loss estimates;

•
deterioration in the financial condition of Assured Guaranty’s reinsurers, the amount and timing of reinsurance recoverables actually received and the risk that reinsurers may dispute amounts owed to Assured Guaranty under its reinsurance agreements;

•	increased competition, including from new entrants into the financial guaranty industry;

•
rating agency action on obligors, including sovereign debtors, resulting in a reduction in the value of securities in Assured Guaranty's investment portfolio and in collateral posted by and to Assured Guaranty;

•	the inability of Assured Guaranty to access external sources of capital on acceptable terms;

•	changes in the world’s credit markets, segments thereof, interest rates or general economic conditions;

•	the impact of market volatility on the mark-to-market of Assured Guaranty’s contracts written in credit default swap form;

•	changes in applicable accounting policies or practices;

•	changes in applicable laws or regulations, including insurance and tax laws, or other governmental actions;

•	difficulties with the execution of Assured Guaranty’s business strategy;

•	loss of key personnel;

•	the effects of mergers, acquisitions and divestitures;

•	natural or man-made catastrophes;

•	other risks and uncertainties that have not been identified at this time;

•	management’s response to these factors; and

•	other risk factors identified in AGL’s filings with the U.S. Securities and Exchange Commission (the “SEC”).

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

Convention

Unless otherwise noted, ratings on Assured Guaranty's insured portfolio and on bonds or notes purchased pursuant to loss mitigation strategies ("loss mitigation securities") or risk management strategies are Assured Guaranty’s internal ratings. Internal credit ratings are expressed on a rating scale similar to that used by the rating agencies and generally reflect an approach similar to that employed by the rating agencies, except that Assured Guaranty's internal credit ratings focus on future performance, rather than lifetime performance.

In addition, unless otherwise noted, the Company excludes amounts attributable to loss mitigation securities from par and debt service outstanding, because it manages such securities as investments and not insurance exposure.

ASSURED GUARANTY LTD.
FORM 10-K

PART I

ITEM 1.	BUSINESS

Overview

Assured Guaranty Ltd. (“AGL” and, together with its subsidiaries, “Assured Guaranty” or the “Company”) is a Bermuda-based holding company incorporated in 2003 that provides, through its operating subsidiaries, credit protection products to the United States (“U.S.”) and international public finance (including infrastructure) and structured finance markets. The Company applies its credit underwriting judgment, risk management skills and capital markets experience to offer financial guaranty insurance that protects holders of debt instruments and other monetary obligations from defaults in scheduled payments. If an obligor defaults on a scheduled payment due on an obligation, including a scheduled principal or interest payment (“Debt Service”), the Company is required under its unconditional and irrevocable financial guaranty to pay the amount of the shortfall to the holder of the obligation. The Company markets its financial guaranty insurance directly to issuers and underwriters of public finance and structured finance securities as well as to investors in such obligations. The Company guarantees obligations issued principally in the U.S. and the United Kingdom ("U.K"), and also guarantees obligations issued in other countries and regions, including Australia and Western Europe.

The Company conducts its financial guaranty business on a direct basis from the following companies: Assured Guaranty Municipal Corp. ("AGM"), Municipal Assurance Corp. ("MAC"), Assured Guaranty Corp. ("AGC"), and Assured Guaranty (Europe) Ltd. ("AGE"). It also conducts business through Assured Guaranty Re Ltd. ("AG Re"), a Bermuda-based reinsurer. The following is a description of AGL's principal operating subsidiaries:

Assured Guaranty Municipal Corp. AGM is located and domiciled in New York, was organized in 1984 and commenced operations in 1985. Since mid-2008, AGM has provided financial guaranty insurance on debt obligations issued in the U.S. public finance and global infrastructure markets, including bonds issued by U.S. state or governmental authorities or notes issued to finance infrastructure projects. Previously, AGM also offered insurance and reinsurance in the global structured finance market, including asset-backed securities issued by special purpose entities. AGM formerly was named Financial Security Assurance Inc. Assured Guaranty acquired AGM, together with its holding company Financial Security Assurance Holdings Ltd. (renamed Assured Guaranty Municipal Holdings Inc., "AGMH") and the subsidiaries owned by that holding company, on July 1, 2009.

Municipal Assurance Corp. MAC is located and domiciled in New York and was organized in 2008. Assured Guaranty acquired MAC on May 31, 2012. On July 16, 2013, Assured Guaranty completed a series of transactions that increased the capitalization of MAC and resulted in MAC assuming a portfolio of geographically diversified U.S. public finance exposure from AGM and AGC. MAC offers insurance and reinsurance on bonds issued by U.S. state or municipal governmental authorities, focusing on investment grade obligations in select sectors of the municipal market.

Assured Guaranty Corp. AGC is located in New York and domiciled in Maryland, was organized in 1985 and commenced operations in 1988. It provides insurance and reinsurance on debt obligations in the global structured finance market and also offers guarantees on obligations in the U.S. public finance and international infrastructure markets.

Assured Guaranty (Europe) Ltd. AGE is a U.K. incorporated company licensed as a U.K. insurance company and authorized to operate in various countries throughout the European Economic Area ("EEA"). It was organized in 1990 and issued its first financial guarantee in 1994. AGE offers financial guarantees in both the international public finance and structured finance markets and is the primary entity from which the Company writes business in the EEA. As discussed further under "Business" below, AGE has agreed with its regulator that new business it writes would be guaranteed using a co-insurance structure pursuant to which AGE would co-insure municipal and infrastructure transactions with AGM, and structured finance transactions with AGC. AGE must obtain the approval of the Prudential Regulation Authority ("PRA") before it can guarantee any new structured finance transaction.

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

Assured Guaranty is the market leader in the financial guaranty industry. The Company's position in the market has benefited from its acquisition of AGMH in 2009, its ability to maintain strong financial strength ratings, its strong claims-paying resources, its proven willingness to make claim payments to policyholders after obligors have defaulted, and its ability to achieve recoveries in respect of the claims that it has paid on insured residential mortgage-backed securities and to resolve troubled municipal credits to which it had exposure.

On December 22, 2014, AGC entered into an agreement to purchase all of the issued and outstanding capital stock of Radian Asset Assurance Inc. ("Radian Asset"), a New York domiciled financial guaranty insurer that ceased writing new business in 2008, for $810 million in cash (subject to adjustment for dividends paid and expenses incurred prior to closing). The Company believes that consummation of the acquisition and the subsequent merger of Radian Asset with and into AGC, which are expected to be completed in the first half of 2015, will enhance the financial condition of AGC and the Company. As of December 31, 2014, Radian Asset had an insured portfolio of $10 billion of statutory public finance net par outstanding and $8 billion of statutory structured finance net par outstanding. Since January 1, 2015, Radian Asset’s statutory structured finance net par outstanding has declined by $3.8 billion as a result of the termination of seven corporate collateralized debt obligation transactions. As of December 31, 2014, Radian Asset had approximately $1,138.9 million of statutory policyholders’ surplus and $189.1 million of contingency reserve.

Since 2009, the Company has continued to face challenges in maintaining its market penetration. The challenges in 2014 were primarily due to:

•
Sustained low interest rate environment in the U.S. Within the last five years, interest rates in the U.S. have been at low levels by historical standards. In fact, benchmark AAA yields, as reflected by the 30 year Municipal Market Date index published by Thomson Reuters, a widely followed industry index, were 133 basis points lower at the end of 2014 than at the beginning of such year. As a result, the difference in yield (or the credit spread) between a bond insured by Assured Guaranty and an uninsured bond has provided comparatively little room for issuer savings and insurance premium, and Assured Guaranty has seen a lower demand for its financial guaranty insurance from issuers than it had prior to 2009.

•
Continued low volume of issuance in the U.S. public finance market. According to industry compilations, U.S. municipalities issued only $314.9 billion of bonds in 2014, up only 1% from 2013 (which had been 15% less than in 2012). With the exception of 2011, the 2013 volume of issuance in the U.S. public finance market was the lowest since 2001 and 2014 was similar by comparison. In 2015, the Company expects the volume of issuance to continue to be low, in light of austerity measures municipalities have been implementing in order to address budget shortfalls, including those resulting from increased pension and healthcare costs.

•
Increased competition. The Company estimates, based on third party industry compilations, that of the insured U.S. public finance bonds issued in the primary market in 2014, the Company insured approximately 57.9% of the par, while Build America Mutual Assurance Company ("BAM"), insured 40.3% of the par. National Public Finance Guarantee Corporation, an affiliate of MBIA Insurance Corporation ("MBIA"), insured the remaining 1.8% of the balance. The continued presence in the market of BAM, as well as new entrants, affects the Company's insured volume as well as the amount of premium the Company is able to charge.

•
Continued uncertainty over the Company's financial strength ratings. When Assured Guaranty issues a financial guaranty on a debt obligation, the rating agencies generally raise the debt or short-term credit ratings of the obligation to the same rating as the financial strength rating of the Assured Guaranty subsidiary that has guaranteed that obligation. Accordingly, investors in products insured by AGM, MAC, AGE or AGC frequently rely on rating agency ratings, and a failure of the insurer to maintain strong financial strength ratings or uncertainty over such ratings would have a negative impact on the demand for its insurance product. The Company's financial strength ratings have been subject to substantial uncertainty in the years subsequent to the financial crisis due to changes in rating agency methodologies for rating financial guaranty insurance companies, periodic rating agency reviews for possible downgrade and actual downgrades. The uncertainty over the Company's financial strength ratings over time has had a negative effect on the demand for the Company's financial guaranties. If the financial strength rating of one or more of the Company's insurance subsidiaries were reduced below current levels, the Company expects that would reduce the number of transactions that would benefit from the Company's insurance and consequently harm the Company's new business opportunities.

In addition, the Company's business continues to be affected by negative perceptions of the value of the financial guaranty insurance sold by other companies that had been active in the industry. The losses suffered by such other insurers resulted in those companies being downgraded to below-investment-grade ("BIG") levels by the rating agencies and/or subject to intervention by their state insurance regulators. In a number of cases, the state insurance regulators prevented the distressed financial guaranty insurers from paying claims or paying such claims in full; in addition, such financial guaranty insurers were perceived by market participants not to be actively conducting surveillance on transactions or fully exercising rights and remedies to mitigate losses.

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

Financial guaranty insurance generally provides an unconditional and irrevocable guaranty that protects the holder of a debt instrument or other monetary obligation against non-payment of scheduled principal and interest payments when due. Upon an obligor's default on scheduled principal or interest payments due on the debt obligation, whether due to its insolvency or otherwise, the Company is generally required under the financial guaranty contract to pay the investor the principal or interest shortfall then due.

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

As an alternative to traditional financial guaranty insurance, the Company also provided credit protection relating to a particular security or obligor through a credit derivative contract, such as a credit default swap ("CDS"). Under the terms of a CDS, the seller of credit protection agreed to make a specified payment to the buyer of credit protection if one or more specified credit events occurs with respect to a reference obligation or entity. In general, the credit events specified in the Company's CDS are for interest and principal defaults on the reference obligation. One difference between CDS and traditional primary financial guaranty insurance is that credit default protection was typically provided to a particular buyer of credit protection, who is not always required to own the reference obligation, rather than to all investors in the reference obligation. As a result, the Company's rights and remedies under a CDS may be different and more limited than on a financial guaranty of an entire issuance. Credit derivatives were preferred by some investors, however, because they generally offer the investor ease of execution and standardized terms as well as more favorable accounting or capital treatment. Due to changes in the regulatory environment, the Company has not provided credit protection through a CDS since March 2009, other than in connection with loss mitigation and other remediation efforts relating to its existing book of business. See the Risk Factor captioned "Changes in or inability to comply with applicable law could adversely affect the Company's ability to do business" under Risks Related to GAAP and Applicable Law in "Item 1A. Risk Factors" for additional detail about the regulatory environment.

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

The Company's financial guaranty direct and assumed businesses provide credit protection on public finance, infrastructure and structured finance obligations. For information on the geographic breakdown of the Company's financial guaranty portfolio and on its income and revenue by jurisdiction, see "Geographic Distribution of Net Par Outstanding" in Note 3, Outstanding Exposure, and "Provision for Income Taxes" in Note 13, Income Taxes, of the Financial Statements and Supplementary Data.

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

Credit Policy and Underwriting Procedure

Credit Policy

The Company establishes exposure limits and underwriting criteria for obligors, sectors and countries, and in the case of structured finance and infrastructure exposures, for individual transactions. Risk exposure limits for single obligors are based on the Company's assessment of potential frequency and severity of loss as well as other factors, such as historical and stressed collateral performance. Sector limits are based on the Company’s view of stress losses for the sector and on its assessment of intra-sector correlation. Country limits are based on the size and stability of the relevant economy, and the Company’s view of the political environment and legal system. All of the foregoing limits are established in relation to the Company's capital base.
For U.S. public finance transactions, the Company focuses principally on the credit quality of the obligor based on population size and trends, wealth factors, and strength of the economy. The Company evaluates the obligor’s liquidity position; its fiscal management policies and track record; its ability to raise revenues and control expenses; and its exposure to derivative contracts and to debt subject to acceleration. The Company assesses the obligor’s pension and other post-employment benefits obligations and funding policies and evaluates the obligor’s ability to adequately fund such obligations in the future. The Company analyzes other critical risk factors including the type of issue; the repayment source; pledged security, if any; the presence of restrictive covenants and the tenor of the risk. The Company also considers the ability of obligors to file for bankruptcy or receivership under applicable statutes (and on related statutes that provide for state oversight or fiscal control over financially troubled obligors). In addition, the Company weighs the risk of a rating agency downgrade of an obligation's underlying uninsured rating.
For certain transactions, underwriting considerations may also include: the importance of the proposed project to the community; the financial management of a specific project; the potential refinancing risk; and legal or administrative risks.
In cases of not-for-profit institutions, such as healthcare issuers and private higher education issuers, the Company emphasizes the financial stability of the institution, its competitive position and its management experience.
For U.S. infrastructure transactions, the Company's due diligence is generally the same as it is for international infrastructure transactions, as described below.
U.S. structured finance obligations generally present three distinct forms of risk: asset risk, pertaining to the amount and quality of assets underlying an issue; structural risk, pertaining to the extent to which an issue's legal structure provides protection from loss; and execution risk, which is the risk that poor performance by a servicer or collateral manager contributes to a decline in the cash flow available to the transaction. Each of these risks is addressed through the Company's underwriting process.
Generally, the amount and quality of asset coverage required with respect to a structured finance exposure is dependent upon both the historic performance of the asset class, as well as the Company’s view of the future performance of the subject assets. Future performance expectations are developed from historical loss experience, taking into account economic, social and political factors affecting that asset class as well as, to the extent feasible, the subject assets themselves. Conclusions are then drawn about the amount of over-collateralization or other credit enhancement necessary in a particular transaction in order to protect investors (and therefore the insurer or reinsurer) against poor asset performance. In addition, structured securities usually are designed to protect investors (and therefore the insurer or reinsurer) from the bankruptcy or insolvency of the entity that originated the underlying assets, as well as the bankruptcy or insolvency of the servicer or manager of those assets.
The Company conducts extensive due diligence on the collateral that support its insured transactions. The principal focus of the due diligence is to confirm the underlying collateral was originated in accordance with the stated underwriting criteria of the asset originator. To this end, such collateral is reviewed, either internally by the Company or by outside consultants that the Company engages. The Company also conducts audits of servicing or other management procedures, reviewing critical aspects of these procedures such as including cash management and collections. The Company may, for certain transactions, obtain background checks on key managers of the originator, servicer or manager of the obligations underlying that transaction.
In general, non-U.S. transactions are comprised of structured finance transactions, transactions with regulated utilities, or infrastructure transactions. For these transactions, the Company undertakes an analysis of the country or countries in which the risk resides, which includes political risk as well as economic and demographic characteristics. For each transaction, the Company also performs an assessment of the legal framework governing the transaction and the laws affecting the underlying assets supporting the obligations to be insured.
The underwriting of structured finance and regulated utilities is generally the same as for U.S. transactions, but for considerations related to the specific country as described in the previous paragraph. For infrastructure transactions, the Company reviews the type of project (e.g., hospital, road, social housing, transportation or student accommodation) and the source of repayment of the debt. For certain transactions, debt service and operational expenses are covered by availability payments made by either a governmental entity or a not-for-profit entity. The availability payments would be due if the project were available for use, regardless of whether the project actually is in use. The principal risks for such transactions are construction risk and operational risk. The project must be completed on time and must be available for use during the life of the concession. For other transactions, notably transactions secured by toll-roads, revenues derived from the project must be sufficient to make debt service payments as well as cover operating expenses during the concession period. The Company undertakes due diligence to assess demand risks in such projects and often uses consultants to help assess future demand and revenue and expense projections.
The Company’s due diligence for infrastructure projects also includes: a financial review of the entity seeking the development of the project (usually a governmental entity or university); a financial and operational review of the developer, the construction companies, and the project operator; and a financial review of the various providers of operational financial protection for the bondholders (and therefore the insurer), including construction surety providers, letter-of-credit providers, liquidity banks or account banks. The Company uses outside consultants to review the construction program and to assess whether the project can be completed on time and on budget. The Company projects the cost of replacing the construction company, including delays in construction, in the event that a construction company is unable to complete the construction for any reason. Construction security packages are sized appropriately to cover these risks and the Company requires such coverage from credit-worthy institutions.
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

Upon completion of the underwriting analysis, the underwriter prepares a formal credit report that is submitted to a credit committee for review. An oral presentation is usually made to the committee, followed by questions from committee members and discussion among the committee members and the underwriters. In some cases, additional information may be presented at the meeting or required to be submitted prior to approval. Each credit committee decision is documented and any further requirements, such as specific terms or evidence of due diligence, are noted. The Company's credit committees are composed of senior officers of the Company. The committees are organized by asset class, such as for public finance or structured finance, or along regulatory lines, to assess the various potential exposures.

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

While the Board of Directors has the ultimate oversight responsibility for the risk management process, various committees of the Board also have responsibility for risk assessment and risk management. The Risk Oversight Committee of the Board of Directors oversees the standards, controls, limits, underwriting guidelines and policies that the Company establishes and implements in respect of credit underwriting and risk management. It focuses on management's assessment and management of both (i) credit risks and (ii) other risks, including, but not limited to, financial, legal and operational risks, and risks relating to the Company's reputation and ethical standards. In addition, the Audit Committee of the Board of Directors is responsible for, among other matters, reviewing policies and processes related to the evaluation of risk assessment and risk management, including the Company's major financial risk exposures and the steps management has taken to monitor and control such exposures. It also reviews compliance with legal and regulatory requirements. The Compensation Committee of the Board of Directors reviews compensation-related risks to the Company. The Finance Committee of the Board of Directors oversees the investment of the Company's investment portfolio and the Company's capital structure, liquidity, financing arrangements, rating agency matters, and any corporate development activities in support of the Company's financial plan. The Nominating and Governance Committee of the Board of Directors oversees risk at the Company by developing appropriate corporate governance guidelines and identifying qualified individuals to become board members.

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

•
Workout Committee—This committee receives reports from Surveillance and Workout personnel on transactions that might benefit from active loss mitigation or risk reduction, and approves loss mitigation or risk reduction strategies for such transactions.

•
Reserve Committees—Oversight of reserving risk is vested in the U.S. Reserve Committee, the AG Re Reserve Committee and the U.K. Reserve Committee. The committees review the reserve methodology and assumptions for each major asset class or significant BIG transaction, as well as the loss projection scenarios used and the probability weights assigned to those scenarios. The reserve committees establish reserves for the relevant subsidiaries, taking into consideration supporting information provided by Surveillance personnel.

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

The Company's workout personnel are responsible for managing workout, loss mitigation and risk reduction situations. They work together with the Company's surveillance personnel to develop and implement strategies on transactions that are experiencing loss or could possibly experience loss. They develop strategies designed to enhance the ability of the Company to enforce its contractual rights and remedies and mitigate potential losses. The Company's workout personnel also engage in negotiation discussions with transaction participants and, when necessary, manage (along with legal personnel) the Company's litigation proceedings. They may also make open market or negotiated purchases of securities that the Company has insured, or negotiate or otherwise implement consensual terminations of insurance coverage prior to contractual maturity. The Company's workout personnel work with servicers of residential mortgage-backed securities transactions to enhance their performance.

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

Ceded Business

As part of its risk management strategy, the Company has sought in the past to obtain third party reinsurance or retrocessions and may also periodically enter into other arrangements to reduce its exposure to risk concentrations, such as for single risk limits, portfolio credit rating or exposure limits, geographic limits or other factors. At December 31, 2014, the Company had ceded approximately 5% of its principal amount outstanding to third party reinsurers.

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

The Company's ceded reinsurance may be on a quota share, first-loss or excess-of-loss basis. Quota share reinsurance generally provides protection against a fixed percentage of losses incurred by the Company. First-loss reinsurance generally provides protection against losses incurred up to a specified limit. Excess-of-loss reinsurance generally provides protection against a fixed percentage of losses incurred to the extent that losses incurred exceed a specified limit. Reinsurance arrangements typically require the Company to retain a minimum portion of the risks reinsured.

In the past, the Company had both facultative (transaction-by-transaction) and treaty ceded reinsurance contracts with third party reinsurers, generally arranged on an annual basis for new business. The Company also employed "automatic facultative" reinsurance that permitted the Company to apply reinsurance with third party reinsurance to transactions it selected subject to certain limitations. The remainder of the Company's treaty reinsurance provided coverage for a portion, subject in certain cases to adjustment at the Company's election, of the exposure from all qualifying policies issued during the term of the treaty. The reinsurer's participation in a treaty was either cancellable annually upon 90 days' prior notice by either the Company or the reinsurer, or had a one-year term. Treaties generally provide coverage for the full term of the policies reinsured during the annual treaty period, except that, upon a financial deterioration of the reinsurer or the occurrence of certain other events, the Company generally has the right to reassume all or a portion of the business reinsured. Reinsurance agreements may be subject to other termination conditions as required by applicable state law.

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

AGC, AGM and MAC entered into an aggregate excess of loss reinsurance facility with a number of reinsurers, effective as of January 1, 2014. The facility covers losses occurring either from January 1, 2014 through December 31, 2021, or January 1, 2015 through December 31, 2022, at the option of AGC, AGM and MAC. It terminates on January 1, 2016, unless AGC, AGM and MAC choose to extend it. The facility covers certain U.S. public finance credits insured or reinsured by AGC, AGM and MAC as of September 30, 2013, excluding credits that were rated non-investment grade as of December 31, 2014 by Moody’s Investor Services, Inc. ("Moody’s") or Standard and Poor's Ratings Services ("S&P") or internally by AGC, AGM or MAC and is subject to certain per credit limits. Among the credits excluded are those associated with the Commonwealth of Puerto Rico and its related authorities and public corporations. The facility attaches when AGC’s, AGM’s and MAC’s net losses (net of AGC’s and AGM's reinsurance (including from affiliates) and net of recoveries) exceed $1.5 billion in the aggregate. The facility covers a portion of the next $500 million of losses, with the reinsurers assuming pro rata in the aggregate $450 million of the $500 million of losses and AGC, AGM and MAC jointly retaining the remaining $50 million of losses. The reinsurers are required to be rated at least AA- or to post collateral sufficient to provide AGM, AGC and MAC with the same reinsurance credit as reinsurers rated AA-. AGM, AGC and MAC are obligated to pay the reinsurers their share of recoveries relating to losses during the coverage period in the covered portfolio. AGC, AGM and MAC have paid approximately $19 million of premiums during 2014 for the term January 1, 2014 through December 31, 2014 and deposited approximately $19 million of securities into trust accounts for the benefit of the reinsurers to be used to pay the premium for January 1, 2015 through December 31, 2015.

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

Historically, insurance financial strength ratings reflect an insurer's ability to pay under its insurance policies and contracts in accordance with their terms. The rating is not specific to any particular policy or contract. Historically, insurance financial strength ratings do not refer to an insurer's ability to meet non-insurance obligations and are not a recommendation to purchase any policy or contract issued by an insurer or to buy, hold, or sell any security insured by an insurer. The insurance financial strength ratings assigned by the rating agencies are based upon factors that the rating agencies believe are relevant to policyholders and are not directed toward the protection of investors in AGL's common shares. Ratings reflect only the views of the respective rating agencies and are subject to continuous review and revision or withdrawal at any time.

Following the financial crisis, the rating process has been challenging for the Company due to a number of factors, including:

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

•
Instability of Severe Stress Case Loss Assumptions. A major component in arriving at a financial guaranty insurer's rating has been the rating agency’s assessment of the insurer’s capital adequacy, with each rating agency employing its own proprietary model. These capital adequacy approaches include “stress case” loss assumptions for various risks or risk categories. Since the financial crisis, the rating agencies have at various times materially increased stress case loss assumptions for various risks or risk categories, in some cases later reducing such stress case losses. This approach has made predicting the amount of capital required to maintain or attain a certain rating more difficult.

•
More Reliance on Qualitative Rating Criteria. In prior years, the financial strength ratings of the Company’s insurance company subsidiaries were largely consistent with the rating agency’s assessment of the insurers’ capital adequacy, such that a rating downgrade could generally be avoided by raising additional capital or otherwise improving capital adequacy under the rating agency’s model. In recent years, however, both S&P and Moody’s have applied other factors, some of which are subjective, such as the insurer's business strategy and franchise value or the anticipated future demand for its product, to justify ratings for the Company’s insurance company subsidiaries significantly below the ratings implied by their own capital adequacy models. Currently, for example, S&P has concluded that AGM has “AAA” capital adequacy under the S&P model (but subject to a downward adjustment due to a “large obligor test”) and Moody’s has concluded that AGM has “Aa” capital adequacy under the Moody’s model (offset by other factors including the rating agency’s assessment of competitive profile, future profitability and market share).

Despite the difficult rating agency process following the financial crisis, the Company has been able to maintain strong financial strength ratings. However, if a substantial downgrade of the financial strength ratings of the Company's insurance subsidiaries were to occur in the future, such downgrade would adversely affect its business and prospects and, consequently, its results of operations and financial condition. The Company believes that if the financial strength ratings of AGM, AGC and/or MAC were downgraded from their current levels, such downgrade could result in downward pressure on the premium that such insurance subsidiary would be able to charge for its insurance. Currently, AGM, AGC and MAC all have AA (Stable Outlook) financial strength ratings from S&P. Each of AGM and MAC also has a AA+ (Stable Outlook) financial strength rating from Kroll Bond Rating Agency ("KBRA"), while AGM and AGC have financial strength ratings in the single-A category from Moody's (A2 (Stable Outlook) and A3 (Negative Outlook), respectively. The Company believes that so long as AGM, AGC and/or MAC continue to have financial strength ratings in the double-A category from at least one of the legacy rating agencies (S&P or Moody’s), they are likely to be able to continue writing financial guaranty business with a credit quality similar to that historically written. However, if both legacy rating agencies were to reduce the financial strength ratings of AGM, AGC and/or MAC to the single-A level or below, or if either legacy rating agency were to downgrade AGM, AGC and/or MAC below the single-A level, it could be difficult for the Company to originate the current volume of new business with comparable credit characteristics. See the Risk Factor captioned "Risks Related to the Company's Financial Strength and Financial Enhancement Ratings" in "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information about the Company's ratings.

Investments

Investment income from the Company's investment portfolio is one of the primary sources of cash flows supporting its operations and claim payments. The Company's total investment portfolio was $11.4 billion and $10.8 billion as of December 31, 2014 and 2013, respectively, and generated net investment income of $403 million, $393 million and $404 million in 2014, 2013 and 2012, respectively.

The Company's principal objectives in managing its investment portfolio are to support the highest possible ratings for each operating company; maintain sufficient liquidity to cover unexpected stress in the insurance portfolio; and maximize total after-tax net investment income. If the Company's calculations with respect to its policy liabilities are incorrect or other unanticipated payment obligations arise, or if the Company improperly structures its investments to meet these liabilities, it could have unexpected losses, including losses resulting from forced liquidation of investments before their maturity. The investment policies of the Company's insurance subsidiaries are subject to insurance law requirements, and may change depending upon regulatory, economic and market conditions and the existing or anticipated financial condition and operating requirements, including the tax position, of the businesses.

Approximately 90.4% of the Company's investment portfolio is externally managed by its investment managers: BlackRock Financial Management, Inc., Deutsche Investment Management Americas Inc., General Re-New England Asset Management, Inc. and Wellington Management Company, LLP. The performance of the Company's invested assets is subject to the ability of the investment managers to select and manage appropriate investments. The Company's investment managers have discretionary authority over the Company's investment portfolio within the limits of the Company's investment guidelines approved by the Company's Board of Directors. The Company's portfolio is allocated approximately equally among the four investment managers and each manager is compensated based upon a fixed percentage of the market value of the portion of the portfolio being managed by such manager. During the years ended December 31, 2014, 2013 and 2012, the Company recorded investment management fee expenses of $9 million, $8 million, and $9 million, respectively, related to these managers.

The Company also internally managed 9.6% of the investment portfolio, either in connection with its loss mitigation or risk management strategy, or because the Company believes a particular security or asset presents an attractive investment opportunity.
The largest component of the Company’s internally managed portfolio consists of obligations that the Company purchases in connection with its loss mitigation or risk management strategy for its insured exposure. Purchasing such obligations enables the Company to exercise rights available to holders of the obligations. The Company also holds other invested assets that were obtained or purchased as part of negotiated settlements with insured counterparties or under the terms of its financial guaranties. The Company held approximately $881 million and $843 million of securities based on their fair value, after elimination of the benefit of any insurance provided by the Company, that were obtained for loss mitigation or risk management purposes in its internally managed investment accounts as of December 31, 2014 and December 31, 2013, respectively.
Competition

Assured Guaranty is the market leader in the financial guaranty industry. Assured Guaranty believes its financial strength, protection against defaults, credit selection policies, underwriting standards and surveillance procedures make it an attractive provider of financial guaranties.

Its principal competition is in the form of obligations that issuers decide to issue on an uninsured basis. In the U.S. public finance market, when interest rates are low, investors may prefer greater yield over insurance protection, and issuers may find the cost savings from insurance less compelling. In 2014, 30-year municipal interest rates fell approximately 133 basis points from their level at year-end 2013, a year in which such rates were already low by historical standards. In 2014, municipal yields were near record lows.

Nevertheless, in the U.S. public finance market in 2014, usage of municipal bond insurance increased to approximately 5.9% of the par amount of new issues sold, compared with approximately 3.9% in 2013. The Company believes the increase in market penetration despite falling interest rates indicates greater demand for bond insurance based on investors’

heightened awareness of municipal issuers’ potential to come under financial stress (due to such high-profile cases as Detroit’s bankruptcy) and evidence that Assured Guaranty insured bonds held their market value better than comparable uninsured bonds in distressed situations.

In the international infrastructure finance market, the uninsured execution serving as the Company’s principal competition occurs primarily in privately funded transactions where no bonds are sold in the public markets. In the structured finance market, the uninsured execution occurs in both public and primary transactions primarily where bonds are sold with sufficient credit or structural enhancement embedded in transactions, such as through overcollateralization, first loss insurance, excess spread or other terms, to make the bonds attractive to investors without bond insurance.

Assured Guaranty is the only financial guaranty company active before the global financial crisis of 2008 that has maintained sufficient financial strength to write new business continuously since the crisis began. As a result of rating agency downgrades of the financial strength ratings of financial guaranty competitors active before the crisis, Assured Guaranty’s only significant financial guaranty competitor in 2014 was BAM, a mutual insurance company that commenced business in 2012.

Based on industry statistics, the Company estimates that, of the new U.S. public finance bonds sold with insurance in 2014, the Company insured approximately 57.9% of the par, while BAM insured approximately 40.3%. BAM is effective in competing with the Company for small to medium sized U.S. public finance transactions in certain sectors, and its pricing and underwriting strategies may have a negative impact on the amount of premium the Company is able to charge for its insurance. However, the Company believes it has competitive advantages over BAM due to: AGM's and MAC's larger capital base; AGM's ability to insure larger transactions and issuances in more diverse U.S. bond sectors; and AGM's and MAC's strong financial strength ratings from multiple rating agencies (in the case of AGM, AA+ from KBRA, AA from S&P and A2 from Moody's, and in the case of MAC, AA+ from KBRA and AA from S&P, compared with BAM's AA solely from S&P). Additionally, as a public company with access to both the equity and debt capital markets, Assured Guaranty may have greater flexibility to raise capital, if needed.

Another potentially significant competitor to the Company on U.S. public finance transactions is National, which guaranteed three transactions sold in the primary market in 2014. In 2009, MBIA, one of the legacy insurers that is not writing new business, transferred its U.S. public finance exposures to its affiliate National. The transfer was challenged in litigation that was not settled until May 2013. Subsequently, S&P has raised National’s financial strength rating from BBB to AA-, noting that S&P no longer viewed MBIA’s rating as a limitation on National’s rating, and Moody’s has upgraded National's financial strength rating from Baa2 to A3.

In the global structured finance and infrastructure markets, Assured Guaranty is the only financial guaranty insurance company currently writing new guarantees. Management considers the Company’s greater diversification to be a competitive advantage in the long run because it means the Company is not wholly dependent on conditions in any one market.

In the future, additional new entrants into the financial guaranty industry could reduce the Company's new business prospects, including by furthering price competition or offering financial guaranty insurance on transactions with structural and security features that are more favorable to the issuers than those required by Assured Guaranty. However, the Company believes that the presence of multiple guarantors might also increase the overall visibility and acceptance of the product by a broadening group of investors, and the fact that investors are willing to commit fresh capital to the industry may promote market confidence in the product.

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

•
MAC is a New York domiciled insurance company licensed to write financial guaranty insurance and reinsurance in 50 U.S. states and the District of Columbia. MAC will only insure U.S. public finance debt obligations, focusing on investment grade bonds in select sectors of that market.

•
AGC is a Maryland domiciled insurance company licensed to write financial guaranty insurance and reinsurance (which is classified in some states as surety or another line of insurance) in 50 U.S. states, the District of Columbia and Puerto Rico. AGC is registered as a foreign company in Australia and currently operates through a representative office in Sydney; it currently intends to withdraw its registration in Australia effective March 31, 2015.

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

The New York State Department of Financial Services (the "NYDFS"), the regulatory authority of the domiciliary jurisdiction of AGM and MAC, also conducts a periodic examination of insurance companies domiciled in New York, also usually at five-year intervals. In 2012, the NYDFS commenced examinations of AGM, MAC, Assured Guaranty Municipal Insurance Company and AG Mortgage in order for its examinations of these companies to coincide with the MIA's examination of AGC. In 2013, the NYDFS completed its examinations and issued Reports on Examination of AGM for the four-year period ending December 31, 2011 and MAC for the period September 26, 2008 through June 30, 2012. The reports also did not note any significant regulatory issues concerning those companies.

State Dividend Limitations

New York.    One of the primary sources of cash for the payment of debt service and dividends by the Company is the receipt of dividends from AGM. Under the New York Insurance Law, AGM may only pay dividends out of "earned surplus," which is that portion of the company's surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to shareholders as dividends or transferred to stated capital or capital surplus, or applied to other purposes permitted by law, but does not include unrealized appreciation of assets. AGM may pay dividends without the prior approval of the New York Superintendent of Financial Services ("New York Superintendent") that, together with all dividends declared or distributed by it during the preceding 12 months, does not exceed 10% of its policyholders' surplus (as of its last annual or quarterly statement filed with the New York Superintendent) or 100% of its adjusted net investment income during that period. The maximum amount available during 2015 for AGM to pay dividends to its parent AGMH without regulatory approval, after giving effect to dividends paid in the prior 12 months, is estimated to be approximately $227 million, of which approximately $67 million is available for distribution in the first quarter of 2015. AGM paid dividends of $160 million, $163 million and $30 million during 2014, 2013 and 2012, respectively, to AGMH.

Maryland.    Another primary source of cash for the payment of debt service and dividends by the Company is the receipt of dividends from AGC. Under Maryland's insurance law, AGC may, with prior notice to the MIA, pay an ordinary dividend that, together with all dividends paid in the prior 12 months, does not exceed 10% of its policyholders' surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. The maximum amount available during 2015 for AGC to pay ordinary dividends to its parent Assured Guaranty US Holdings Inc. ("AGUS") will be approximately $90 million, of which approximately $21 million is available for distribution in the first quarter of 2015, after giving effect to dividends paid in the prior 12 months. A dividend or distribution to a stockholder in excess of this limitation would constitute an "extraordinary dividend," which must be paid out of "earned surplus" and reported to, and approved by, the MIA prior to payment. "Earned surplus" is that portion of the company's surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to shareholders as dividends or transferred to stated capital or capital surplus, or applied to other purposes permitted by law, but does not include unrealized capital gains and appreciation of assets. Currently, AGC does not have any earned surplus and therefore the Company expects AGC only to pay ordinary dividends in 2015. AGC may not pay any dividend or make any distribution, including ordinary dividends, unless it notifies the MIA of the proposed payment within five business days following declaration and at least ten days before payment. The MIA may declare that such dividend not be paid if it finds that AGC's policyholders' surplus would be inadequate after payment of the dividend or the dividend could lead AGC to a hazardous financial condition. AGC paid dividends of $69 million, $67 million and $55 million during 2014, 2013 and 2012, respectively, to AGUS.

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

From time to time, AGM and AGC have obtained approval from their regulators to release contingency reserves based on losses or because the accumulated reserve is deemed excessive in relation to the insurer's outstanding insured obligations. In 2014, on the latter basis, AGM obtained NYDFS approval for a contingency reserve release of approximately $588 million and AGC obtained MIA approval for a contingency reserve release of approximately $540 million.

In addition to the releases described above, in July 2013, AGM obtained approval from the NYDFS, and AGC obtained approval from the MIA, to reassume in three annual installments all of the outstanding contingency reserves that AGM and its wholly-owned subsidiary, AGE (together, the "AGM Group"), and AGC, respectively, ceded to its affiliate AG Re and to cease ceding further contingency reserves to AG Re. In July 2013, AGM and AGC each completed the first of these three annual installments by reassuming approximately $73 million and $88 million, respectively, of ceded contingency reserves. These first reassumptions together permitted the release of assets from the AG Re trust accounts securing AG Re's reinsurance of AGM and AGC by approximately $130 million, after adjusting for increases in the amounts required to be held in such accounts due to changes in asset values, thereby increasing the Company’s unencumbered assets. In August 2014, AGM and AGC each completed the second of these three annual installments by reassuming approximately $110 million and $134 million, respectively, of ceded contingency reserves. In addition, in the fourth quarter of 2014, AGE completed the first and second annual installments concurrently by reassuming an approximate aggregate of $24.5 million of ceded contingency reserves. These 2014 reassumptions collectively permitted the release of assets from the AG Re trust accounts securing AG Re's reinsurance of the AGM Group and AGC by approximately $274 million, after adjusting for increases in the amounts required to be held in such accounts due to changes in asset values, thereby increasing the Company’s unencumbered assets. The third reassumption installment of approximately $42.5 million by the AGM Group and approximately $45 million by AGC is intended to be completed on the two year anniversary of the first reassumption installment, and is subject to further approval by the NYDFS and MIA.

Financial guaranty insurers are also required to maintain a loss and loss adjustment expense ("LAE") reserve (on a case-by-case basis) and unearned premium reserve.

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

The New York Insurance Law and the Code of Maryland Regulations also establish aggregate risk limits on the basis of aggregate net liability insured as compared with statutory capital. "Aggregate net liability" is defined as outstanding principal and interest of guaranteed obligations insured, net of qualifying reinsurance and collateral. Under these limits, policyholders' surplus and contingency reserves must not be less than the sum of various percentages of aggregate net liability for various categories of specified obligations. The percentage varies from 0.33% for certain municipal obligations to 4% for certain non-investment-grade obligations. As of December 31, 2014, the aggregate net liability of each of AGM, MAC and AGC utilized approximately 31.5%, 45.0% and 20.5% of their respective policyholders' surplus and contingency reserves.

The New York Superintendent has broad discretion to order a financial guaranty insurer to cease new business originations if the insurer fails to comply with single or aggregate risk limits. In practice, the New York Superintendent has shown a willingness to work with insurers to address these concerns.

Group Regulation

In connection with AGL’s establishment of tax residence in the United Kingdom, as discussed in greater detail under "Tax Matters" below, AGL has been discussing the regulation of AGL and its subsidiaries as a group with the Prudential Regulation Authority in the U.K. and with the NYDFS. The NYDFS has assumed responsibility for regulation of the Assured Guaranty group. Group supervision by the NYDFS results in additional regulatory oversight over Assured Guaranty, and may subject Assured Guaranty to new regulatory requirements and constraints.

Investments

The Assured Guaranty U.S. Subsidiaries are subject to laws and regulations that require diversification of their investment portfolio and limit the amount of investments in certain asset categories, such as BIG fixed-maturity securities, equity real estate, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-qualifying investments. The Company believes that the investments made by the Assured Guaranty U.S. Subsidiaries complied with such regulations as of December 31, 2014. In addition, any investment must be approved by the insurance company's board of directors or a committee thereof that is responsible for supervising or making such investment.

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

U.S. Federal Regulation

The Company’s businesses are subject to direct and indirect regulation under U.S. federal law. In particular, the Dodd-Frank Act could require certain of AGL's subsidiaries to register with the SEC as major security-based swap participants when those registration rules take effect. Major security-based swap participants would need to satisfy the SEC's regulatory margin and capital requirements and would be subject to additional compliance requirements. In addition, certain of AGL's subsidiaries may need to post margin with respect to either future or legacy derivative transactions when rules relating to margin take effect for derivatives dealers. At this time, AGL does not believe its subsidiaries are required to register with the Commodity Futures Trading Commission ("CFTC") as major swap participants, based on the Company's calculations of the subsidiaries' swap exposure.

Bermuda

AG Re and AGRO are each an insurance company currently registered and licensed under the Insurance Act 1978 of Bermuda, amendments thereto and related regulations (collectively, the "Insurance Act"). AG Re is registered and licensed as a Class 3B insurer and AGRO is registered and licensed as a Class 3A insurer and a Class C long-term insurer.

Bermuda Insurance Regulation

The Insurance Act imposes on insurance companies certain solvency and liquidity standards; certain restrictions on the declaration and payment of dividends and distributions; certain restrictions on the reduction of statutory capital; certain restrictions on the winding up of long-term insurers; and certain auditing and reporting requirements and also the need to have a principal representative and a principal office (as understood under the Insurance Act) in Bermuda. The Insurance Act grants to the Bermuda Monetary Authority (the "Authority") the power to cancel insurance licenses, supervise, investigate and intervene in the affairs of insurance companies and in certain circumstances share information with foreign regulators. Class 3A and Class 3B insurers are authorized to carry on general insurance business (as understood under the Insurance Act), subject to conditions attached to the license and to compliance with minimum capital and surplus requirements, solvency margin, liquidity ratio and other requirements imposed by the Insurance Act. Class C long-term insurers are permitted to carry on long-term business (as understood under the Insurance Act) subject to conditions attached to the license and to similar compliance requirements and the requirement to maintain its long-term business fund (a segregated fund). Each of AG Re and AGRO is required annually to file statutorily mandated financial statements and returns, audited by an auditor approved by the Authority (no approved auditor of an insurer may have an interest in that insurer, other than as an insured, and no officer, servant or agent of an insurer shall be eligible for appointment as an insurer's approved auditor), together with an annual loss reserve opinion of the Authority approved loss reserve specialist and in respect of AGRO, the required actuary's certificate with respect to the long-term business. AG Re is also required to file annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which must be available to the public. As Class 3A insurer, AGRO has filed for an exemption from the Authority from making such filing. In addition, AG Re is required to file a capital and solvency return that includes the company's Bermuda Solvency Capital Requirement ("BSCR") model (or an approved internal capital model in lieu thereof), a schedule of fixed income investments by rating categories, a schedule of net reserves for losses and loss expense provisions by line of business, a schedule of premiums written by line of business, a schedule of risk management, a schedule of fixed income securities, a schedule of commercial insurer's solvency self assessment ("CISSA"), a schedule of catastrophe risk return, a schedule of loss triangles or reconciliation of net loss reserves and a schedule of eligible capital. AG Re is also required to file, on a quarterly basis, the relevant materials provided to the AG Re/ AGRO Board of Directors, including unaudited quarterly financial information and details of material intra-group transactions and risk concentrations.

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

In addition, as a Class C long-term insurer, AGRO is required, with respect to its long-term business, to maintain a minimum solvency margin equal to the greater of $500,000 or 1.5% of its assets. For the purpose of this calculation, assets are defined as the total assets pertaining to its long-term business reported on the balance sheet in the relevant year less the amounts held in a segregated account. AGRO is also required to keep its accounts in respect of its long-term business separate from any accounts kept in respect of any other business and all receipts of its long-term business form part of its long-term business fund.

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

Based on the limitations above, in 2015 AG Re has the capacity to (i) make capital distributions in an aggregate amount up to $127 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to the limit of its outstanding statutory surplus, which is $271 million. Such dividend capacity may be further limited by the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements. As of December 31, 2014, AG Re had unencumbered assets of approximately $651 million. AG Re declared and paid dividends of $82 million, $144 million and $151 million during 2014, 2013 and 2012, respectively, to AGL. For more information concerning AG Re’s capacity to pay dividends and or other distributions, see Note 12, Insurance Company Regulatory Requirements, of the Financial Statements and Supplementary Data. The Company does not expect AGRO to declare or pay any dividends or other distributions at this time.

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

Special considerations apply to the Company's Bermuda operations. Under Bermuda law, non-Bermudians, other than spouses of Bermudians and individuals holding permanent resident certificates or working resident certificates, are not permitted to engage in any gainful occupation in Bermuda without a work permit issued by the Bermuda government. A work permit is only granted or extended if the employer can show that, after a proper public advertisement, no Bermudian, spouse of a Bermudian or individual holding a permanent resident certificate or working resident certificate is available who meets the minimum standards for the position. A waiver from advertising is automatically granted in respect of any chief executive officer position and other chief officer positions. The employer can also make a request for a waiver from the requirement to advertise in certain other cases, as expressed in the Bermuda government's work permit policies. Currently, all of the Company's Bermuda based professional employees who require work permits have been granted work permits by the Bermuda government.

United Kingdom

This section concerns AGE and its affiliates, Assured Guaranty (UK) Ltd. ("AGUK") and Assured Guaranty Finance Overseas Ltd (“AGFOL”), each of which is regulated in the U.K., as well as Assured Guaranty Credit Protection Ltd. ("AGCPL"), which is an authorized representative of AGE. AGUK is a U.K. insurance company that the Company elected to place into runoff.

General

Financial services relating to deposits, insurance, investments and certain other financial products fall under the U.K.'s Financial Services and Markets Act 2000 (“FSMA”), and the entities that provide them are authorized and regulated by the PRA and the Financial Conduct Authority ("FCA"). In addition, the regulatory regime in the U.K. must be consistent with relevant European Union (“EU”) legislation, which is either directly applicable in, or must be implemented into national law by, all EU member states. Key EU legislation includes the Markets in Financial Instruments Directive (“MiFID”), which harmonizes the regulatory regime for investment services and activities across the EEA, the Insurance Directives, which harmonize the regulatory regime for, respectively, life (long term) and non-life (general) insurance and the Capital Requirements Directive and Capital Requirements Regulation (together, "CRD IV"), which harmonizes the regulatory regime for credit institutions. The Capital Adequacy Directive (“CAD”) contains capital requirements for MiFID firms.
Under FSMA, effecting or carrying out contracts of insurance, within a class of general or long-term insurance, by way of business in the U.K., each constitute a “regulated activity” requiring authorization. An authorized insurance company must have permission for each class of insurance business it intends to write.
The PRA and the FCA were established on April 1, 2013 and comprise the competent regulatory authorities responsible for financial regulation in the U.K. These two new regulatory bodies cover the following areas:

•	the PRA, a subsidiary of the Bank of England, is responsible for prudential regulation of key systemically important firms (which includes insurance companies, among others), and

•	the FCA is responsible for the prudential regulation of all non-PRA firms, the conduct of business regulation of all firms and the regulation of market conduct.
While the two regulators coordinate and cooperate in some areas, they have separate and independent mandates and separate rule-making and enforcement powers. AGE and AGUK are regulated by both the PRA and the FCA.
The PRA carries out the prudential supervision of insurance companies through a variety of methods, including the collection of information from statistical returns, review of accountants' reports, visits to insurance companies and regular formal interviews. The PRA takes a risk-based approach to the supervision of insurance companies.
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
The PRA applies threshold conditions, which insurers must meet, and against which the PRA assesses them on a continuous basis. These conditions are that:

•	an insurer's head office, and in particular its mind and management, must be in the United Kingdom if it is incorporated in the United Kingdom;

•	an insurer's business must be conducted in a prudent manner — in particular, the insurer must maintain appropriate financial and non-financial resources;

•	the insurer must be fit and proper, and be appropriately staffed; and

•	the insurer and its group must be capable of being effectively supervised.
The PRA supervises insurers to judge whether they are acting in a manner consistent with safety and soundness and appropriate policyholder protection, and so whether they meet, and are likely to continue to meet, the threshold conditions. It weights its supervision towards those issues and those insurers that, in its judgment, pose the greatest risk to its objectives. It is forward-looking, assessing its objectives not just against current risks, but also against those that could plausibly arise further ahead and will rely significantly on the judgment of its supervisors. Its risk assessment framework looks at the potential impact of failure of the insurer, its risk context and mitigating factors. Solvency II (discussed below) will bring further changes to the supervisory framework for insurers. The Company continues to consult with the PRA on the implementation of Solvency II and the Company believes its plans are consistent with Solvency II requirements.
Position of U.K. Regulated Entities within the AGL Group
AGE is authorized to effect and carry out certain classes of general insurance, specifically: classes 14 (credit), 15 (suretyship) and 16 (miscellaneous financial loss) for eligible counterparties and professional clients only (i.e., not retail clients). This scope of permission is sufficient to enable AGE to effect and carry out financial guaranty insurance and reinsurance. The insurance and reinsurance businesses of AGE are subject to close supervision by the PRA. AGE also has permission to arrange and advise on transactions it guarantees, and to take deposits in the context of its insurance business.
Following the Company's decision in 2010 to place AGUK into run-off, the Company has been utilizing AGE as the entity from which to write business in the EEA. It was agreed between management and the then regulator, the Financial Services Authority ("FSA U.K."), that any new business written by AGE would be guaranteed using a co-insurance structure pursuant to which AGE would co-insure municipal and infrastructure transactions with AGM, and structured finance transactions with AGC. AGE must obtain the approval of the PRA before it can guarantee any new structured finance transaction. AGE's financial guaranty will cover a proportionate share (expected to be approximately 3 to 10%) of the total exposure, and AGM or AGC, as the case may be, will guarantee the remaining exposure under the transaction (subject to compliance with EEA licensing requirements). AGM or AGC, as the case may be, will also issue a second-to-pay guaranty to cover AGE's financial guarantee. AGE also is the principal of AGCPL. AGCPL is not PRA or FCA authorized, but is an appointed representative of AGE. This means AGCPL can carry on advising and arranging activities without a license, because AGE has regulatory responsibility for it.
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
AGCPL is subject to the requirements of Regulation (EU) No 648/2012 of the European Parliament and of the Council of July 4, 2012 on OTC derivatives, central counterparties and trade repositories ("EMIR") which, as a European regulation, is directly applicable in all the member states of the European Union.  AGCPL has notified the European Securities and Markets Authority ("ESMA") and the FCA of its status under EMIR as a non-financial counterparty which has exceeded the clearing threshold (an “NFC+”) as described in Article 10 of EMIR. As an NFC+, AGCPL is subject to certain requirements under EMIR with respect to its portfolio of derivative contracts including recordkeeping and risk mitigation techniques. Certain requirements have been applicable since March 15, 2013 (timely confirmations and daily valuations), while others have been applicable since September 15, 2013 (dispute resolution, portfolio reconciliation and portfolio compression requirements).  In addition, AGCPL is now subject to certain reporting requirements under EMIR with respect to its outstanding portfolio of derivative contracts. The start date in respect of the reporting obligation was February 12, 2014, with a ninety day grace period which applied to the reporting of derivative contracts which were outstanding before August 16, 2012 and which were still outstanding on February 12, 2014. Because all of AGCPL’s outstanding derivative contracts fell within this category, AGCPL has not been required to report its derivative contracts since mid-May 2014.  The EMIR provisions which require daily reporting of collateral (including mark to market valuations) have been applicable since August 11, 2014 and apply to NFC+s. Currently, AGCPL does not post collateral under its deals and is therefore not required to comply with the requirement. However, should it post collateral in the future the collateral reporting requirements under EMIR will apply to it. AGCPL is the only European entity within the AGL group which has entered into derivative contracts and as such it is the only entity in the group which is directly subject to EMIR.  The Company is aware that circumstances exist in which EMIR may apply directly to non-European entities when transacting derivatives, but has determined that these circumstances do not apply to the non-European entities in AGL’s group.
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
The Prudential Sourcebooks also require that AGUK and AGE calculate and share with the PRA their “enhanced capital requirement” based on risk-weightings applied to assets held and lines of business written. In 2007, the FSA U.K. replaced the individual capital assessment for financial guaranty insurers with a FG Benchmark capital adequacy model devised by the FSA U.K. Should the level of capital of AGUK or AGE fall below the capital requirement as indicated by the FG Benchmark, the PRA may require the Company to undertake further work, following which Individual Capital Guidance may result. Failure to maintain capital at least equal to the minimum capital requirement in the FG Benchmark Model is one of the grounds on which the wide powers of intervention conferred upon the PRA may be exercised.
The European Union's Solvency II Directive (Directive 2009/138/EC), which itself is to be amended by the proposed Omnibus II Directive (collectively, “Solvency II”), is currently due to be implemented on January 1, 2016. The solvency requirements described above will be replaced at that point. Among other things, Solvency II introduces a revised risk-based prudential regime which includes the following "Pillar 1" regulatory capital rules:

•	assets and liabilities are generally to be valued at their market value;

•
the amount of required economic capital is intended to ensure, with a probability of 99.5%, that regulated firms are able to meet their obligations to policyholders and beneficiaries over the following 12 months; and

•	reinsurance recoveries will be treated as a separate asset (rather than being netted against the underlying insurance liabilities).
In many instances, Solvency II is expected to require insurers to maintain a somewhat increased amount of capital to satisfy the new solvency capital requirements. AGE and AGUK have agreed with the PRA that they will use the "Standard Formula" prescribed by Solvency II for calculation of their capital requirements.
In anticipation of Solvency II, the PRA has issued a Supervisory Statement (“Solvency II: applying EIOPA's preparatory guidelines to PRA-authorised firms”, Supervisory Statement 4/13, dated December 12, 2013) requiring certain information to be submitted to it before the 2016 commencement date. AGE and AGUK are among the firms required to submit information to the PRA under this Supervisory Statement. The first responses are due on July 1, 2015. The PRA and FCA are in the process of implementing the Solvency rules into UK law. This must be done by April 1, 2015, to become effective on January 1, 2016.
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
Reporting Requirements
U.K. insurance companies must prepare their financial statements under the Companies Act 2006, which requires the filing with Companies House of audited financial statements and related reports. In addition, U.K. insurance companies are required to file regulatory returns with the PRA, which include a revenue account, a profit and loss account and a balance sheet in prescribed forms. Under the Prudential Sourcebooks, audited regulatory returns must be filed with the PRA within two months and 15 days of the financial year end (or three months where the delivery of the return is made electronically). As noted above, AGE and AGUK also will submit information to the PRA pursuant to Supervisory Statement 4/13, in anticipation of Solvency II requirements. From the effective date of Solvency II (anticipated to be January 1, 2016), the reporting requirements for UK insurance companies will be modified by that Directive and AGE and AGUK will be required to produce certain key reports including an annual Solvency and Financial Condition Report (“SFCR”) and an Own Risk and Solvency Assessment (“ORSA”), the latter as part of the so-called “Pillar 2” individual capital assessment requirements. It is expected that the SFCR will take the place of existing regulatory returns.
Pillar 2 is based on a self-assessment methodology and calculates capital resources and requirements on an economic basis. The PRA will review each firm’s ORSA and then consider whether in its view the firm needs to hold capital in excess of its Pillar 1 capital (see “Solvency Requirements” above) and, if so, will impose a “capital add-on”. The prescribed information to be contained in the ORSA, as well as the frequency with which the assessment must be carried out, are still subject to guidance to be issued by the European Insurance and Occupational Pensions Authority (“EIOPA”) which has recently consulted on these questions.
Supervision of Management
Individuals who perform one or more “controlled functions” such as significant influence functions or the customer function within authorized firms must be approved by PRA or FCA (as appropriate) to carry out that function. The management of insurance companies falls within the scope of significant influence functions, which require approval from the PRA. Individuals performing these functions are “Approved Persons” for the purpose of Part V of FSMA and staff performing these specified “controlled functions” within an authorized firm must be approved by the PRA. The UK regulators are currently consulting on changes to this aspect of the supervisory regime. Specifically, the PRA is consulting on a proposed “Senior Insurance Managers Regime” (“Senior insurance managers regime: a new regulatory framework for individuals”, Consultation Paper 26/14, dated November 26, 2014) which would effectively implement the high level requirements on governance and fitness and propriety of certain individuals contained in Solvency II. Such changes, when implemented, may result in further or different individuals requiring authorization from the regulators or needing approval from the firm.
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
The PRA also has the power to prosecute criminal offenses arising under FSMA, and the FCA has the power to prosecute offenses under FSMA and to prosecute insider dealing under Part V of the Criminal Justice Act of 1993, and breaches by authorized firms of money laundering and terrorist financing regulations.
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

Material Contracts

AGE’s New York affiliate, AGM, currently provides support to AGE, through a quota share and excess of loss reinsurance agreement (the “Reinsurance Agreement”) and a net worth maintenance agreement (the "Net Worth Agreement"). Such agreements replace and supersede the second amended and restated quota share and stop loss reinsurance agreement and the second amended and restated net worth maintenance agreement, respectively, previously in place between the parties. For transactions closed prior to 2011, AGE typically guaranteed all of the guaranteed obligations directly and the Company reinsured under the quota share cover of the Reinsurance Agreement approximately 92% of AGE's retention after cessions to other reinsurers. In 2011, AGE and AGM implemented a co-guarantee structure pursuant to which (i) AGE directly guarantees a portion of the guaranteed obligations in an amount equal to what would have been AGE's pro rata retention percentage under the quota share cover, (ii) AGM directly guarantees the balance of the guaranteed obligations, and (iii) AGM also provides a second-to-pay guarantee for AGE's portion of the guaranteed obligations. AGM's ability to provide such direct guaranties outside of the U.K. is uncertain. See "Passporting" above.

Under the excess of loss cover of the Reinsurance Agreement, AGM will pay AGE quarterly the amount by which (i) the sum of (a) AGE’s incurred losses calculated in accordance with UK GAAP as reported by AGE in its financial returns filed with the PRA and (b) AGE’s paid losses and loss adjustment expenses, in both cases net of all other performing reinsurance, including the reinsurance provided by the Company under the quota share cover of the Reinsurance Agreement, exceeds (ii) an amount equal to (a) AGE’s capital resources under U.K. law minus (b) the greatest of the amounts as may be required by the PRA as a condition for AGE to maintain its authorization to carry on a financial guarantee business in the U.K. In addition, the Reinsurance Agreement permits AGE to terminate the Reinsurance Agreement upon the following events: a downgrade of AGM’s ratings by Moody’s below Aa3 or by S&P below AA- if the company fails to restore its rating(s) to the required level within a prescribed period of time; AGM's insolvency; failure by AGM to maintain the minimum capital required by its domiciliary jurisdiction; or AGM filing a petition in bankruptcy, going into liquidation or rehabilitation or having a receiver appointed. The Reinsurance Agreement also provides that no amounts are owing under the excess of loss cover (or the stop loss cover of the second amended and restated quota share and stop loss reinsurance agreement previously in place between the parties) with respect to any quarter ending prior to April 1, 2014.

The quota share and excess loss covers each exclude transactions guaranteed by AGE on or after July 1, 2009 that are not municipal, utility, project finance or infrastructure risks or similar types of risks.

The Reinsurance Agreement also contemplates the establishment of collateral by AGM to support its reinsurance obligations to AGE.  In December 2014, to satisfy a new PRA requirement that AGM post collateral to support its reinsurance obligations to AGE, AGM and AGE amended the Reinsurance Agreement to incorporate the PRA’s requirement.  Pursuant to such amended Reinsurance Agreement, AGM’s collateral requirement will be measured as of the end of each calendar quarter by (i) using the PRA’s FG Benchmark Model to calculate at the 99.5% confidence interval the losses expected to be borne collectively by AGE’s three affiliated reinsurers, AGM, AG Re and AGRO; (ii) deducting from such calculation AGE’s capital resources under such model; and (iii) requiring AGM, AG Re and AGRO collectively to maintain collateral equal to fifty percent (50%) of such difference, i.e., the excess of AGM’s, AG Re’s and AGRO’s assumed modeled losses over AGE’s capital resources.  The FG Benchmark Model is the model currently used by the PRA to determine the capital adequacy of UK financial guaranty companies.  It broadly adopts Basel II’s risk weighting approach for setting bank capital requirements, but with certain modifications to account for differences between banks and financial guarantors. In December 2014, AGM and AGE also entered into a related trust agreement pursuant to which AGM, prior to year-end, established, and deposited assets into, a reinsurance trust account for the benefit of AGE to satisfy the PRA’s collateral requirement as of September 30, 2014, as measured in accordance with such amended Reinsurance Agreement.  The PRA has also indicated it will require collateral to be posted to support intercompany reinsurance obligations to AGUK. The PRA has not determined the amount of such collateral yet.

Pursuant to the Net Worth Agreement, AGM is obligated to cause AGE to maintain capital resources equal to 110% of the greatest of the amounts as may be required by the PRA as a condition for AGE to maintain its authorization to carry on a financial guarantee business in the U.K., provided that AGM's contributions (a) do not exceed 35% of AGM's policyholders' surplus on an accumulated basis as determined by the laws of the State of New York, and (b) are in compliance with Section 1505 of the New York Insurance Law. AGM has never been required to make any contributions to AGE's capital under the current Net Worth Agreement or the prior net worth maintenance agreement.

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

Under the income tax treaty between Bermuda and the U.S. (the "Bermuda Treaty"), a Bermuda insurance company would not be subject to U.S. income tax on income found to be effectively connected with a U.S. trade or business unless that trade or business is conducted through a permanent establishment in the U.S. AG Re currently intends to conduct its activities so that it does not have a permanent establishment in the U.S.

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

AGL, as a U.K. tax resident, would not be subject to U.S. income tax on any income found to be effectively connected with a U.S. trade or business under the income tax treaty between the U.S. and the U.K. (the “U.K. Treaty”), unless that trade or business is conducted through a permanent establishment in the United States. AGL intends to conduct its activities so that it does not have a permanent establishment in the United States.

Foreign corporations not engaged in a trade or business in the U.S., and those that are engaged in a U.S. trade or business with respect to their non-effectively connected income are nonetheless subject to U.S. withholding tax on certain "fixed or determinable annual or periodic gains, profits and income" derived from sources within the U.S. (such as dividends and certain interest on investments), subject to exemption under the Code or reduction by applicable treaties. The standard non-treaty rate of U.S. withholding tax is currently 30%. The Bermuda Treaty does not reduce the U.S. withholding rate on U.S.-sourced investment income. The U.K. Treaty reduces or eliminates U.S. withholding tax on certain U.S. sourced investment income, including dividends from U.S. companies to U.K. resident persons entitled to the benefit of the U.K. Treaty.

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

United Kingdom

In November 2013, AGL became tax resident in the U.K. AGL remains a Bermuda-based company and its administrative and head office functions will continue to be carried on in Bermuda. The AGL common shares have not changed and will continue to be listed on the New York Stock Exchange.

As a company that is not incorporated in the U.K., AGL will be considered tax resident in the U.K. only if it is “centrally managed and controlled” in the U.K. Central management and control constitutes the highest level of control of a company’s affairs. Effective November 6, 2013, the AGL board of directors intends to manage the affairs of AGL in such a way as to maintain its status as a company that is tax resident in the U.K.

As a U.K. tax resident company, AGL is subject to the tax rules applicable to companies resident in the U.K., including the benefits afforded by the U.K.’s tax treaties.

As a U.K. tax resident, AGL is required to file a corporation tax return with Her Majesty’s Revenue & Customs (“HMRC”). AGL will be subject to U.K. corporation tax in respect of its worldwide profits (both income and capital gains), subject to any applicable exemptions. The main rate of corporation tax is 21% currently; such rate which fell to 21% as of April 1, 2014 and to 20% as of April 1, 2015. AGL has also registered in the U.K. to report its value added tax (“VAT”) liability. The current rate of VAT is 20%.

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

AGL's Tax Residency. AGL is not incorporated in the U.K., but effective November 6, 2013, the AGL Board of Directors intends to manage the affairs of AGL in such a way as to maintain its status as a company that is tax resident in the U.K.

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

AGL's authorized share capital of $5,000,000 is divided into 500,000,000 shares, par value U.S. $0.01 per share, of which 155,401,118 common shares were issued and outstanding as of February 23, 2015. Except as described below, AGL's common shares have no pre-emptive rights or other rights to subscribe for additional common shares, no rights of redemption, conversion or exchange and no sinking fund rights. In the event of liquidation, dissolution or winding-up, the holders of AGL's common shares are entitled to share equally, in proportion to the number of common shares held by such holder, in AGL's assets, if any remain after the payment of all AGL's debts and liabilities and the liquidation preference of any outstanding preferred shares. Under certain circumstances, AGL has the right to purchase all or a portion of the shares held by a shareholder. See "—Acquisition of Common Shares by AGL" below.

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

Other Provisions of AGL's Bye-Laws

AGL's Board of Directors and Corporate Action

AGL's Bye-Laws provide that AGL's Board of Directors shall consist of not less than three and not more than 21 directors, the exact number as determined by the Board of Directors. AGL's Board of Directors consists of ten persons who are elected for annual terms.

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

Employees

As of December 31, 2014, the Company had approximately 300 employees. None of the Company's employees are subject to collective bargaining agreements. The Company believes that employee relations are satisfactory.

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

The determination of expected loss is an inherently subjective process involving numerous estimates, assumptions and judgments by management, using both internal and external data sources with regard to frequency, severity of loss, economic projections, governmental actions, negotiations and other factors that affect credit performance. The Company does not use traditional actuarial approaches to determine its estimates of expected losses. Actual losses will ultimately depend on future events or transaction performance. As a result, the Company's current estimates of probable and estimable losses may not reflect the Company's future ultimate claims paid.

Certain sectors and large risks within the Company's insured portfolio have experienced credit deterioration in excess of the Company’s initial expectations, which has led or may lead to losses in excess of the Company’s initial expectations. The Company's expected loss models take into account current and expected future trends, which contemplate the impact of current and probable developments in the performance of the credit. These factors, which are integral elements of the Company's reserve estimation methodology, are updated on a quarterly basis based on current information. Because such information changes, sometimes materially, from quarter to quarter, the Company’s projection of losses may also change materially. Since the financial crisis, most of the development in the Company’s loss projections has been with respect to insured RMBS securities. While the Company's net par outstanding as of December 31, 2014 and December 31, 2013 for U.S. RMBS was still $9.4 billion and $13.7 billion, respectively, of which $5.6 billion and $7.7 billion, respectively, was rated BIG under the Company's rating methodology, and may still be a source of loss development, the Company believes the performance of this portfolio (and the related representations and warranties ("R&W") efforts) has stabilized. More recently, there has been credit deterioration and discussion between the issuers and creditors with respect to some of the Puerto Rico credits the Company insures. The Company had net par outstanding to Puerto Rico of $4.9 billion and $5.4 billion, respectively, as of December 31, 2014 and December 31, 2013, of which $4.7 billion and $5.2 billion, respectively, was rated BIG under the Company’s rating methodology. For a discussion of the Company's review of its Puerto Rico risks and RMBS transactions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Consolidated Results of Operations-Losses in the Insured Portfolio."

Risks Related to the Company's Financial Strength and Financial Enhancement Ratings

A downgrade of the financial strength or financial enhancement ratings of any of the Company's insurance and reinsurance subsidiaries would adversely affect its business and prospects and, consequently, its results of operations and financial condition.

The financial strength and financial enhancement ratings assigned by S&P, Moody's and KBRA to AGL's insurance and reinsurance subsidiaries represent the rating agencies' opinions of the insurer's financial strength and ability to meet ongoing obligations to policyholders and cedants in accordance with the terms of the financial guaranties it has issued or the reinsurance agreements it has executed. The ratings also reflect qualitative factors, such as the rating agencies' opinion of an insurer's business strategy and franchise value, the anticipated future demand for its product, the composition of its insured portfolio, and its capital adequacy, profitability and financial flexibility. Issuers, investors, underwriters, ceding companies and others consider the Company's financial strength or financial enhancement ratings an important factor when deciding whether or not to utilize a financial guaranty or purchase reinsurance from one of the insurance or reinsurance subsidiaries. A downgrade by a rating agency of the financial strength or financial enhancement ratings of one or more of AGL's subsidiaries could impair the Company's financial condition, results of operation, liquidity, business prospects or other aspects of the Company's business.

The ratings assigned by the rating agencies that publish financial strength or financial enhancement ratings on AGL's insurance subsidiaries are subject to frequent review and may be lowered by a rating agency as a result of a number of factors, including, but not limited to, the rating agency's revised stress loss estimates for the Company's insurance portfolio, adverse developments in the Company's or the subsidiary's financial conditions or results of operations due to underwriting or investment losses or other factors, changes in the rating agency's outlook for the financial guaranty industry or in the markets in which the Company operates, or a revision in the rating agency's capital model or ratings methodology. Their reviews can occur at any time and without notice to the Company and could result in a decision to downgrade, revise or withdraw the financial strength or financial enhancement ratings of AGL's insurance and reinsurance subsidiaries.

Since 2008, each of S&P and Moody's has reviewed and downgraded the financial strength ratings of AGL's insurance and reinsurance subsidiaries, including AGC, AGM and AG Re. In addition, S&P and Moody's have from time to time changed the ratings outlook for certain of the Company's subsidiaries to "negative" from "stable" or have placed such ratings on watch for possible downgrade. For example, in March 2012, Moody's placed the ratings of AGL and its subsidiaries, including the financial strength ratings of AGL's insurance subsidiaries, on review for possible downgrade. Moody's did not complete its review until January 2013, when Moody's downgraded the financial strength ratings of AGM and AGC from Aa3 to A2 and A3, respectively, and that of AG Re from A1 to Baa1. In February 2014, Moody's affirmed the financial strength ratings and outlooks of AGM and AGC, and affirmed AG Re's financial strength rating, but changed AG Re's outlook to negative, citing its vulnerability to adverse developments within its insured portfolio. Then, in July 2014, Moody’s again affirmed the financial strength ratings of AGM and AGC, but changed AGC's outlook to negative, citing AGC's exposure to Puerto Rico credits, including those subject to the Puerto Rico Public Corporation Debt Enforcement and Recovery Act (the "Recovery Act"), the invalidation of which is currently being appealed by Puerto Rico in the U.S. Court of Appeals. In February 2015, Moody's published a credit opinion under its new financial guarantor ratings methodology maintaining its existing ratings and outlooks on AGM, AGC and AG Re. In the case of S&P, AGM, AGC and AG Re were assigned financial strength ratings of AA- (Stable Outlook) in November 2011, and then those ratings were upgraded to AA (Stable Outlook) in March 2014.

The Company believes that the uncertainty introduced by S&P and Moody's various actions and proposals have reduced the Company's new business opportunities and have also affected the value of the Company's product to issuers and investors. The insurance subsidiaries' financial strength ratings are an important competitive factor in the financial guaranty insurance and reinsurance markets. If the financial strength or financial enhancement ratings of one or more of the Company's insurance subsidiaries were reduced below current levels, the Company expects that would reduce the number of transactions that would benefit from the Company's insurance; consequently, a downgrade by rating agencies could harm the Company's new business production, results of operations and financial condition.

In addition, a downgrade may have a negative impact on the Company in respect of transactions that it has insured or reinsurance that it has assumed. For example, a downgrade of one of the Company's insurance subsidiaries may result in increased claims under financial guaranties such subsidiary has issued. Under variable rate demand obligations insured by AGM, further downgrades past rating levels specified in the transaction documents could result in the municipal obligor paying a higher rate of interest and in such obligations amortizing on a more accelerated basis than expected when the obligations originally were issued; if the municipal obligor is unable to make such interest or principal payments, AGM may receive a claim under its financial guaranty. Under interest rate swaps insured by AGM, further downgrades past specified rating levels could entitle the municipal obligor's swap counterparty to terminate the swap; if the municipal obligor owed a termination payment as a result and were unable to make such payment, AGM may receive a claim if its financial guaranty guaranteed such termination payment. For more information about increased claim payments the Company may potentially make, see "Ratings Impact on Financial Guaranty Business" in Note 7, Financial Guaranty Insurance Losses, of the Financial Statements and Supplementary Data. In certain other transactions, beneficiaries of financial guaranties issued by the Company's insurance subsidiaries may have the right to cancel the credit protection offered by the Company, which would result in the loss of future premium earnings and the reversal of any fair value gains recorded by the Company. In addition, a downgrade of AG Re or AGC could result in certain ceding companies recapturing business that they had ceded to these reinsurers. See "The downgrade of the financial strength ratings of AG Re or of AGC gives certain reinsurance counterparties the right to recapture ceded business, which would lead to a reduction in the Company's unearned premium reserve and related earnings on such reserve" below.

If AGC's financial strength or financial enhancement ratings were downgraded, the Company could be required to post additional collateral under certain of its credit derivative contracts. See "If AGC's financial strength or financial enhancement ratings were downgraded, the Company could be required to post collateral under certain of its credit derivative contracts, which could impair its liquidity and results of operations" below.

If AGM's financial strength or financial enhancement ratings were downgraded, AGM-insured GICs issued by the former AGMH subsidiaries that conducted AGMH's Financial Products Business (the "Financial Products Companies") may come due or may come due absent the provision of collateral by the GIC issuers. The Company relies on agreements pursuant to which Dexia has agreed to guarantee or lend certain amounts, or to post liquid collateral, in regards to AGMH's former financial products business. See "Risks Related to the Acquisition of AGMH—The Company has exposure to credit and liquidity risks from Dexia."

Furthermore, if the financial strength ratings of AGE or AGUK were downgraded, AGM or AGC may be required to contribute additional capital to their respective subsidiary pursuant to the terms of the support arrangements for such subsidiaries, including those described under "Material Contracts" in the "Regulation—United Kingdom" section of "Item 1. Business."

If AGC's financial strength or financial enhancement ratings were downgraded, the Company could be required to post collateral under certain of its credit derivative contracts, which could impair its liquidity and results of operations.

Within the Company’s insured CDS portfolio, the transaction documentation for approximately $6.1 billion in CDS gross par insured as of December 31, 2014 requires AGC and AGRO to post eligible collateral to secure its obligations to make payments under such contracts. Eligible collateral is generally cash or U.S. government or agency securities; eligible collateral other than cash is valued at a discount to the face amount.

•
For approximately $5.9 billion of such contracts, AGC has negotiated caps such that the posting requirement cannot exceed a certain fixed amount, regardless of the mark-to-market valuation of the exposure or the financial strength ratings of AGC. For such contracts, AGC need not post on a cash basis more than $665 million, although the value of the collateral posted may exceed such fixed amount depending on the advance rate agreed with the counterparty for the particular type of collateral posted.

•
For the remaining approximately $242 million of such contracts, AGC or AGRO could be required from time to time to post additional collateral without such cap based on movements in the mark-to-market valuation of the underlying exposure.

As of December 31, 2014, the Company was posting approximately $376 million to secure obligations under its CDS exposure, of which approximately $25 million related to such $242 million of notional. As of December 31, 2013, the Company posted approximately $677 million, of which approximately $62 million related to $347 million of notional where AGC or AGRO could be required to post additional collateral based on movements in the mark-to-market valuation of the underlying exposure. The obligation to post collateral could impair the Company's liquidity and results of operations.

The downgrade of the financial strength ratings of AG Re or of AGC gives certain reinsurance counterparties the right to recapture ceded business, which would lead to a reduction in the Company's unearned premium reserve and related earnings on such reserve.

The downgrade of the financial strength ratings of AG Re or of AGC gives certain reinsurance counterparties the right to recapture ceded business, which would lead to a reduction in the Company's unearned premium reserve and related earnings on such reserve. With respect to a significant portion of the Company's in-force financial guaranty assumed business, based on AG Re's and AGC's current ratings and subject to the terms of each reinsurance agreement, the third party ceding company may have the right to recapture assumed business ceded to AG Re and/or AGC, and in connection therewith, to receive payment from the assuming reinsurer of an amount equal to the reinsurer’s statutory unearned premium (net of ceding commissions) and statutory loss reserves (if any) associated with that business, plus, in certain cases, an additional ceding commission. As of December 31, 2014, if each third party company ceding business to AG Re and/or AGC had a right to recapture such business, and chose to exercise such right, the aggregate amounts that AG Re and AGC could be required to pay to all such companies would be approximately $85 million and $45 million, respectively.

Actions taken by the rating agencies with respect to capital models and rating methodology of the Company's business or changes in capital charges or downgrades of transactions within its insured portfolio may adversely affect its ratings, business prospects, results of operations and financial condition.

The rating agencies from time to time have evaluated the Company's capital adequacy under a variety of scenarios and assumptions. The rating agencies do not always supply clear guidance on their approach to assessing the Company's capital adequacy and the Company may disagree with the rating agencies' approach and assumptions. For example, S&P assesses each individual credit (including potential new credits) insured by the Company based on a variety of factors, including the nature of the credit, the nature of the support or credit enhancement for the credit, its tenor, and its expected and actual performance. This assessment determines the amount of capital the Company is required to maintain against that credit to maintain its financial strength ratings under S&P's capital adequacy model. Sometimes the rating agencies consider the amount of additional capital that could be required for certain risks or sectors under certain stress scenarios based on their views of developments in the market, as each have done recently with respect to the Company's exposures to Puerto Rico. Factors influencing the rating agencies are beyond management's control and not always known to the Company. In the event of an actual or perceived deterioration in creditworthiness, or a change in a rating agency's capital model or rating methodology, that rating agency may require the Company to increase the amount of capital allocated to support the affected credits, regardless of whether losses actually occur, or against potential new business. Significant reductions in the rating agencies' assessments of credits in the Company's insured portfolio can produce significant increases in the amount of capital required for the Company to maintain its financial strength ratings under the rating agencies' capital adequacy models, which may require the Company to seek additional capital. The amount of such capital required may be substantial, and may not be available to the Company on favorable terms and conditions or at all. Accordingly, the Company cannot ensure that it will seek to, or be able to, raise additional capital. The failure to raise additional required capital could result in a downgrade of the Company's ratings and thus have an adverse impact on its business, results of operations and financial condition. See "Risks Related to the Company's Capital and Liquidity Requirements—The Company may require additional capital from time to time, including from soft capital and liquidity credit facilities, which may not be available or may be available only on unfavorable terms."

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

The Company's loss reserves, profitability, financial position, insured portfolio, investment portfolio, cash flow, statutory capital and stock price could be materially affected by the U.S. and global financial markets. Upheavals in the financial markets affect economic activity and employment and therefore can affect the Company's business. The global economic outlook remains uncertain, including the overall growth rate of the U.S. economy, the fragile economic recovery in Europe and the impact of the gradual tightening of global monetary conditions on emerging markets. These and other risks could materially and negatively affect the Company’s ability to access the capital markets, the cost of the Company's debt, the demand for its products, the amount of losses incurred on transactions it guarantees, the value of its investment portfolio, its financial ratings and the price of its common shares.

Some of the state and local governments and entities that issue obligations the Company insures are experiencing significant budget deficits and revenue shortfalls that could result in increased credit losses or impairments and capital charges on those obligations.

State and local governments that issue some of the obligations the Company insures have experienced significant budget deficits and revenue collection shortfalls that required them to significantly raise taxes and/or cut spending in order to satisfy their obligations. While the U.S. government has provided some financial support and although overall state revenues have increased in recent years, significant budgetary pressures remain, especially at the local government level and in relation to retirement obligations. Certain local governments, including ones that have issued obligations insured by the Company, have sought protection from creditors under chapter 9 of the U.S. Bankruptcy Code as a means of restructuring their outstanding debt. In some recent instances where local governments were seeking to restructure their outstanding debt, and partially in response to concerns that materially reducing pension payments would lead to employee flight and, therefore, an inadequate level of local government services, pension and other obligations owed to workers were treated more favorably than senior bond debt owed to the capital markets. If the issuers of the obligations in the Company's public finance portfolio do not have sufficient funds to cover their expenses and are unable or unwilling to raise taxes, decrease spending or receive federal assistance, the Company may experience increased levels of losses or impairments on its public finance obligations, which could materially and adversely affect its business, financial condition and results of operations. If such issuers succeed in restructuring pension and other obligations owed to workers so that they are treated more favorably than obligations insured by the Company, such losses or impairments could be greater than the Company otherwise anticipated when the insurance was written.

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

The Company insures general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations. The Commonwealth faces a challenging economic environment and, in recent years, has experienced significant general fund budget deficits, which it has attempted to address by issuing debt. In June 2014, the Puerto Rico legislature passed the Recovery Act in order to provide a legislative framework for certain public corporations experiencing severe financial stress to restructure their debt. Following the enactment of the Recovery Act, S&P, Moody’s and Fitch Ratings lowered the credit rating of the Commonwealth’s bonds and the ratings on certain of Puerto Rico’s public corporations. On February 6, 2015, the U.S. District Court for the District of Puerto Rico ruled that the Recovery Act is preempted by the U.S. Bankruptcy Code and is therefore void; on February 19, 2015, the Commonwealth appealed the ruling to the U.S. Court of Appeals for the First Circuit. After the U.S. District Court ruling, S&P and Moody's again lowered the credit rating of the Commonwealth's bonds and the ratings on certain of Puerto Rico's public corporations. The Commonwealth has disclosed its liquidity has been adversely affected by rating agency downgrades and by the limited market access for its debt, and also noted it has relied on short-term financings and interim loans from the Government Development Bank for Puerto Rico ("GDB") and other private lenders, which reliance has constrained its liquidity and increased its near-term refinancing risk. The Company has an aggregate $4.9 billion net par exposure to the Commonwealth and various obligations of its related authorities and public corporations, and if the Company were required to make claim payments on such insured exposures, such payments could have a negative effect on the Company's liquidity and results of operations.

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

Demand for financial guaranty insurance generally fluctuates with changes in market credit spreads. Credit spreads, which are based on the difference between interest rates on high-quality or "risk free" securities versus those on lower-rated or uninsured securities, fluctuate due to a number of factors and are sensitive to the absolute level of interest rates, current credit experience and investors' risk appetite. Within the last five years, interest rates in the U.S. have been at historically low levels. In 2014, 30-year municipal interest rates fell approximately 133 basis points from their level at year-end 2013, a year in which rates were already low by historical standards. When interest rates are low, or when the market is relatively less risk averse, the credit spread between high-quality or insured obligations versus lower- rated or uninsured obligations typically narrows. As a result, financial guaranty insurance typically provides lower interest cost savings to issuers than it would during periods of relatively wider credit spreads. When issuers are less likely to use financial guaranties on their new issues when credit spreads are narrow, this results in decreased demand or premiums obtainable for financial guaranty insurance, and a resulting reduction in the Company's results of operations.

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

The Company's reporting currency is the U.S. dollar. The functional currencies of AGL's insurance and reinsurance subsidiaries are the U.S. dollar and U.K. sterling. Exchange rate fluctuations relative to the functional currencies may materially impact the Company's financial position, results of operations and cash flows. The Company's non-U.S. subsidiaries maintain both assets and liabilities in currencies different than their functional currency, which exposes the Company to changes in currency exchange rates. In addition, locally-required capital levels are invested in local currencies in order to satisfy regulatory requirements and to support local insurance operations regardless of currency fluctuations.

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

The Company pursues new business opportunities in international markets. The underwriting of obligations of an issuer in a foreign country involves the same process as that for a domestic issuer, but additional risks must be addressed, such as the evaluation of foreign currency exchange rates, foreign business and legal issues, and the economic and political environment of the foreign country or countries in which an issuer does business. Changes in such factors could impede the Company's ability to insure, or increase the risk of loss from insuring, obligations in the countries in which it currently does business and limit its ability to pursue business opportunities in other countries.

The Company's investment portfolio may be adversely affected by credit, interest rate and other market changes.

The Company's operating results are affected, in part, by the performance of its investment portfolio which consists primarily of fixed-income securities and short-term investments. As of December 31, 2014, the fixed-maturity securities and short-term investments had a fair value of approximately $11.3 billion. Credit losses and changes in interest rates could have an adverse effect on its shareholders' equity and net income. Credit losses result in realized losses on the Company's investment portfolio, which reduce net income and shareholders' equity. Changes in interest rates can affect both shareholders' equity and investment income. For example, if interest rates decline, funds reinvested will earn less than expected, reducing the Company's future investment income compared to the amount it would earn if interest rates had not declined. However, the value of the Company's fixed-rate investments would generally increase if interest rates decreased, resulting in an unrealized gain on investments included in shareholders' equity. Conversely, if interest rates increase, the value of the investment portfolio will be reduced, resulting in unrealized losses that the Company is required to include in shareholders' equity as a change in accumulated other comprehensive income. Accordingly, interest rate increases could reduce the Company's shareholders' equity.

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

An increase in AGL's subsidiaries' leverage ratio may prevent them from writing new insurance.

Insurance regulatory authorities impose capital requirements on AGL's insurance subsidiaries. These capital requirements, which include leverage ratios and surplus requirements, may limit the amount of insurance that the subsidiaries may write. The insurance subsidiaries have several alternatives available to control their leverage ratios, including obtaining capital contributions from the Company, purchasing reinsurance or entering into other loss mitigation agreements, or reducing the amount of new business written. However, a material reduction in the statutory capital and surplus of a subsidiary, whether resulting from underwriting or investment losses, a change in regulatory capital requirements or otherwise, or a disproportionate increase in the amount of risk in force, could increase a subsidiary's leverage ratio. This in turn could require that subsidiary to obtain reinsurance for existing business (which may not be available, or may be available on terms that the Company considers unfavorable), or add to its capital base to maintain its financial strength ratings. Failure to maintain regulatory capital levels could limit that subsidiary's ability to write new business.

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

Risks Related to the Acquisition of AGMH

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

In addition, because the Company insures or reinsures municipal bonds, it can have significant exposures to single municipal risks (i.e., the Commonwealth of Puerto Rico). While the Company's risk of a complete loss, where it would have to pay the entire principal amount of an issue of bonds and interest thereon with no recovery, is generally lower than for corporate credits as most municipal bonds are backed by tax or other revenues, there can be no assurance that a single default by a municipality would not have a material adverse effect on its results of operations or financial condition.

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

As of December 31, 2014 and 2013, 9% and 13%, respectively, of the Company's financial guaranty direct exposures were executed as credit derivatives. Traditional financial guaranty insurance provides an unconditional and irrevocable guaranty that protects the holder of a municipal finance or structured finance obligation against non-payment of principal and interest, while credit derivatives provide protection from the occurrence of specified credit events, including non-payment of principal and interest. In general, the Company structures credit derivative transactions such that circumstances giving rise to its obligation to make payments are similar to that for financial guaranty policies and generally occur when issuers fail to make payments on the underlying reference obligations. The tenor of credit derivatives exposures, like exposure under financial guaranty insurance policies, is also generally for as long as the reference obligation remains outstanding.

Nonetheless, credit derivative transactions are governed by International Swaps and Derivatives Association, Inc. ("ISDA") documentation and operate differently from financial guaranty insurance policies. For example, the Company's control rights with respect to a reference obligation under a credit derivative may be more limited than when it issues a financial guaranty insurance policy on a direct primary basis. In addition, a credit derivative may be terminated for a breach of the ISDA documentation or other specific events, unlike financial guaranty insurance policies. In addition, under a limited number of credit derivative contracts, the Company may be required to post eligible securities as collateral, generally cash or U.S. government or agency securities, under specified circumstances. The need to post collateral under many of these transactions is subject to caps that the Company has negotiated with its counterparties, but there are some transactions as to which the Company could be required to post collateral without such a cap based on movements in the mark-to-market valuation of the underlying exposure in excess of contractual thresholds. See "Risks Related to the Company's Financial Strength and Financial Enhancement Ratings—If AGC's financial strength or financial enhancement ratings were downgraded, the Company could be required to post collateral under certain of its credit derivative contracts, which could impair its liquidity and results of operations."

Further downgrades of one or more of the Company's reinsurers could reduce the Company's capital adequacy and return on equity. The impairment of other financial institutions also could adversely affect the Company.

At December 31, 2014, the Company had ceded approximately 5% of its principal amount of insurance outstanding to third party reinsurers. In evaluating the credits insured by the Company, securities rating agencies allow capital charge "credit" for reinsurance based on the reinsurers' ratings. In recent years, a number of the Company's reinsurers were downgraded by one or more rating agencies, resulting in decreases in the credit allowed for reinsurance and in the financial benefits of using reinsurance under existing rating agency capital adequacy models. Many of the Company's reinsurers have already been downgraded to single-A or below by one or more rating agencies. The Company could be required to raise additional capital to replace the lost reinsurance credit in order to satisfy rating agency and regulatory capital adequacy and single risk requirements. The rating agencies' reduction in credit for reinsurance could also ultimately reduce the Company's return on equity to the extent that ceding commissions paid to the Company by the reinsurers were not adequately increased to compensate for the effect of any additional capital required. In addition, downgraded reinsurers may default on amounts due to the Company and such reinsurer obligations may not be adequately collateralized, resulting in additional losses to the Company and a reduction in its shareholders' equity and net income.

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

The Company is dependent on its information technology and that of certain third parties, and a cyber-attack, security breach or failure in such systems could adversely affect the Company’s business.

                The Company relies upon information technology and systems, including technology and systems provided by or interfacing with those of third parties, to support a variety of its business processes and activities.  In addition, the Company has collected and stored confidential information including, in connection with certain loss mitigation and due diligence activities related to its structured finance business, personally identifiable information.  While the Company does not believe that the financial guaranty industry is as inherently prone to cyber-attacks as industries relating to, for example, payment card processing, banking, critical infrastructure or defense contracting, the Company’s data systems and those of third parties on which it relies are still vulnerable to security breaches due to cyber-attacks, viruses, malware, hackers and other external hazards, as well as inadvertent errors, equipment and system failures, and employee misconduct.  Problems in or security breaches of these systems could, for example, result in lost business, reputational harm, the disclosure or misuse of confidential or proprietary information, incorrect reporting, inaccurate loss projections, legal costs and regulatory penalties.

                The Company’s business operations rely on the continuous availability of its computer systems as well as those of certain third parties.  In addition to disruptions caused by cyber-attacks or other data breaches, such systems may be adversely affected by natural and man-made catastrophes.  The Company’s failure to maintain business continuity in the wake of such events, particularly if there were an interruption for an extended period, could prevent the timely completion of critical processes across its operations, including, for example, claims processing, treasury and investment operations and payroll.  These failures could result in additional costs, loss of business, fines and litigation.

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

In particular, regulations under the Dodd-Frank Act impose requirements on activities that AGL's subsidiaries may engage in that involve “swaps,” as defined under that Act. Although final product rules published by the CFTC and SEC in August 2012 established an insurance safe-harbor that provides that AGM’s and AGC's financial guaranty insurance policies are not generally deemed swaps under the Dodd-Frank Act and are therefore not subject to regulation under the Act as swaps, regulations under the Act could require certain of AGL's subsidiaries to register with the CFTC or the SEC as a “major swap participant” (“MSP”) or “major security-based swap participant” (“MSBSP”), respectively, as a result of either the legacy financial guaranty insurance policies and derivatives portfolios or new activities. MSPs or MSBSPs would need to satisfy the regulatory margin and capital requirements of the applicable agency and would be subject to additional compliance requirements.
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
In addition, certain of AGL's subsidiaries may need to post margin with respect to either future or legacy derivative transactions when rules relating to margin take effect. While the relevant regulators (including U.S. bank regulators, the CFTC and the SEC) have indicated that they do not intend to require margin for legacy derivative transactions, when these regulators adopt margin requirements, it is possible that they will take the position that amendments to existing swaps will cause the amended swaps to be treated as new swaps for purposes of these margin rules and certain other new regulatory requirements. Such an expansion of the margin and other regulatory requirements to amendments of existing swaps may impede the Company's ability to amend insured derivative transactions in connection with loss mitigation efforts or municipal refunding transactions. The magnitude of capital and/or margin requirements could be substantial and, as discussed in “Risks Related to the Company's Capital and Liquidity Requirements — The Company may require additional capital from time to time, including from soft capital and liquidity credit facilities, which may not be available or may be available only on unfavorable terms,” there can be no assurance that the Company will be able to obtain, or obtain on favorable terms, such additional capital as may be required by the Dodd-Frank Act.
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

In addition, the decline in the financial strength of many financial guaranty insurers has caused government officials to examine the suitability of some of the complex securities guaranteed by financial guaranty insurers. For example, NYDFS had announced that it would develop new rules and regulations for the financial guaranty industry. On September 22, 2008, the NYDFS issued Circular Letter No. 19 (2008) (the “Circular Letter”), which established best practices guidelines for financial guaranty insurers effective January 1, 2009. Although the Company is not aware of any current efforts by the NYDFS to propose legislation to formalize these guidelines, any such legislation may limit the amount of new structured finance business that AGC may write.

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

From time to time, legislators have called for changes to the Internal Revenue Code in order to limit or eliminate the Federal income tax exclusion for municipal bond interest. Such a change would increase the cost of borrowing for state and local governments, and as a result, could cause a decrease in infrastructure spending by states and municipalities. Municipalities may issue a lower volume of bonds, and in particular may be less likely to refund existing debt, in which case, the amount of bonds that can benefit from insurance might also be reduced.

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

If the following conditions are true, then a U.S. Person who owns AGL's shares (directly or indirectly through foreign entities) on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes such person's pro rata share of the RPII of such Foreign Insurance Subsidiary (as defined below) for the entire taxable year, determined as if such RPII were distributed proportionately only to U.S. Persons at that date, regardless of whether such income is distributed:

•	the Company is 25% or more owned directly, indirectly through foreign entities or by attribution by U.S. Persons;

•
the gross RPII of AG Re or any other AGL foreign subsidiary engaged in the insurance business that has not made an election under section 953(d) of the Code to be treated as a U.S. corporation for all U.S. tax purposes or are CFCs owned directly or indirectly by AGUS (each, with AG Re, a "Foreign Insurance Subsidiary") were to equal or exceed 20% of such Foreign Insurance Subsidiary's gross insurance income in any taxable year; and

•
direct or indirect insureds (and persons related to such insureds) own (or are treated as owning directly or indirectly through entities) 20% or more of the voting power or value of the Company's shares.

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

In connection with the acquisition of AGMH, AGMH likely experienced an "ownership change" within the meaning of Section 382 of the Code. The Company has concluded that the Section 382 limitations as discussed in "An ownership change under Section 382 of the Code could have adverse U.S. federal tax consequences" are unlikely to have any material tax or accounting consequences. However, this conclusion is based on a variety of assumptions, including the Company's estimates regarding the amount and timing of certain deductions and future earnings, any of which could be incorrect. Accordingly, there can be no assurance that these limitations would not have an adverse effect on the Company's financial condition or that such adverse effects would not be material.

A change in AGL’s U.K. tax residence or its ability to otherwise qualify for the benefits of income tax treaties to which the U.K. is a party could adversely affect an investment in AGL’s common shares.
AGL is not incorporated in the U.K. and, accordingly, is only resident in the U.K. for U.K. tax purposes if it is “centrally managed and controlled” in the U.K. Central management and control constitutes the highest level of control of a company’s affairs. AGL believes it is entitled to take advantage of the benefits of income tax treaties to which the U.K. is a party on the basis that it is has established central management and control in the U.K. AGL has obtained confirmation that there is a low risk of challenge to its residency status from HMRC under the facts as they stand today. The board of directors intends to manage the affairs of AGL in such a way as to maintain its status as a company that is tax-resident in the U.K. for U.K. tax purposes and to qualify for the benefits of income tax treaties to which the U.K. is a party. However, the concept of central management and control is a case-law concept that is not comprehensively defined in U.K. statute. In addition, it is a question of fact. Moreover, tax treaties may be revised in a way that causes AGL to fail to qualify for benefits thereunder. Accordingly, a change in relevant U.K. tax law or in tax treaties to which the U.K. is a party, or in AGL’s central management and control as a factual matter, or other events, could adversely affect the ability of Assured Guaranty to manage its capital in the efficient manner that it contemplated in establishing U.K. tax residence.
Changes in U.K. tax law or in AGL’s ability to satisfy all the conditions for exemption from U.K. taxation on dividend income or capital gains in respect of its direct subsidiaries could affect an investment in AGL’s common shares.
As a U.K. tax resident, AGL is subject to U.K. corporation tax in respect of its worldwide profits (both income and capital gains), subject to applicable exemptions. The main rate of corporation tax is 21% currently.

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
Assured Guaranty's financial results may be affected by measures taken in response to the OECD BEPS project.
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
The U.K. government has announced the introduction of a new U.K. tax, the diverted profits tax ("DPT"), which is intended to apply with effect from April 1, 2015 and, in substance, effectively anticipates some of the likely outcomes of the BEPS Action Plan. As proposed, DPT is to be charged at 25% and is an anti-avoidance measure, aimed at protecting the U.K. tax base against the diversion of profits away from the U.K. tax charge. In particular, DPT may apply to profits generated by economic activities carried out in the U.K., that are not taxed in the U.K. by reason of arrangements between companies in the same multinational group and involving a low-tax jurisdiction. It is currently unclear whether DPT would constitute a creditable tax for U.S. foreign tax credit purposes. If any member of the Assured Guaranty group is liable to DPT, this could adversely affect the Company's results of operations.

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

Furthermore, future sales or other issuances of AGL equity may adversely affect the market price of its common shares.

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

The principal executive offices of AGL and AG Re consist of approximately 8,250 square feet of office space located in Hamilton, Bermuda; the lease for this space expires in April 2021 and is renewable at the option of the Company. In addition, the Company occupies approximately 110,000 square feet of office space in New York City; the lease for this office space expires in April 2026. As of December 31, 2014, the Company also occupied another 21,000 square feet of office space in London, Sydney, and two offices in San Francisco and Irvine, California. The Company intends to close the Sydney office on March 31, 2015 and the Irvine office on June 30, 2015. Management believes that the office space is adequate for its current and anticipated needs.

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
In addition, in the ordinary course of their respective businesses, certain of the Company's subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods. For example, as described in the "Recovery Litigation," section of Note 6, Expected Loss to be Paid, of the Financial Statements and Supplementary Data, in December 2008, the Company filed a claim in the Supreme Court of the State of New York against an investment manager in a transaction it insured alleging breach of fiduciary duty, gross negligence and breach of contract; discovery on the matter is ongoing. In the past, AGC and AGM have filed complaints against certain sponsors and underwriters of RMBS securities that AGC or AGM had insured, alleging that such persons had breached representations and warranties in the transaction documents, failed to cure or repurchase defective loans and/or violated state securities laws. The amounts, if any, the Company will recover in proceedings to recover losses are uncertain, and recoveries, or failure to obtain recoveries, in any one or more of these proceedings during any quarter or year could be material to the Company's results of operations in that particular quarter or year.

Proceedings Relating to the Company's Financial Guaranty Business

The Company receives subpoenas duces tecum and interrogatories from regulators from time to time.

On November 28, 2011, Lehman Brothers International (Europe) (in administration) ("LBIE") sued AG Financial Products Inc. ("AGFP"), an affiliate of AGC which in the past had provided credit protection to counterparties under credit default swaps. AGC acts as the credit support provider of AGFP under these credit default swaps. LBIE's complaint, which was filed in the Supreme Court of the State of New York, alleged that AGFP improperly terminated nine credit derivative transactions between LBIE and AGFP and improperly calculated the termination payment in connection with the termination of 28 other credit derivative transactions between LBIE and AGFP. AGFP calculated that LBIE owes AGFP approximately

$30 million in connection with the termination of the credit derivative transactions, whereas LBIE asserted in the complaint that AGFP owes LBIE a termination payment of approximately $1.4 billion. LBIE is seeking unspecified damages. On February 3, 2012, AGFP filed a motion to dismiss certain of the counts in the complaint, and on March 15, 2013, the court granted AGFP's motion to dismiss the count relating to improper termination of the nine credit derivative transactions and denied AGFP's motion to dismiss the count relating to the remaining transactions. Discovery has been ongoing and motions for summary judgment are due in September 2015. The Company cannot reasonably estimate the possible loss, if any, that may arise from this lawsuit.

On September 25, 2013, Wells Fargo Bank, N.A., as trust administrator of the MASTR Adjustable Rate Mortgages Trust 2007-3, filed an interpleader complaint in the U.S. District Court for the Southern District of New York against AGM, among others, relating to the right of AGM to be reimbursed from certain cashflows for principal claims paid in respect of insured certificates. The Company estimates that an adverse outcome to the interpleader proceeding could increase losses on the transaction by approximately $10 - $20 million, net of expected settlement payments and reinsurance in force.

Proceedings Resolved Since September 30, 2014
Beginning in July 2008, AGM and various other financial guarantors were named in complaints filed in the Superior Court for the State of California, City and County of San Francisco by a number of plaintiffs. Subsequently, plaintiffs' counsel filed amended complaints against AGM and AGC and added additional plaintiffs. These complaints alleged that the financial guaranty insurer defendants (i) participated in a conspiracy in violation of California's antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and created market demand for municipal bond insurance, (ii) participated in risky financial transactions in other lines of business that damaged each insurer's financial condition (thereby undermining the value of each of their guaranties), and (iii) failed to adequately disclose the impact of those transactions on their financial condition. In addition to their antitrust claims, various plaintiffs asserted claims for breach of the covenant of good faith and fair dealing, fraud, unjust enrichment, negligence, and negligent misrepresentation. On October 29, 2014, AGC and AGM filed a good faith settlement notice with the Superior Court for the State of California, City and County of San Francisco, informing the court and co-defendants that AGC, AGM and the plaintiffs had reached an agreement to settle and resolve the cases as between them. The plaintiffs agreed to dismiss the litigation in exchange for AGC and AGM waiving legal fees that had been awarded to them and making a payment to such plaintiffs. On December 12, 2014, the court entered an order determining that the parties had settled in good faith. Plaintiffs have submitted all appropriate dismissals to all courts, and AGC and AGM have submitted a dismissal for their cross-appeal.

On November 19, 2012, Lehman Brothers Holdings Inc. (“LBHI”) and Lehman Brothers Special Financing Inc. (“LBSF") commenced an adversary complaint and claim objection in the United States Bankruptcy Court for the Southern District of New York against Credit Protection Trust 283 (“CPT 283”), FSA Administrative Services, LLC, as trustee for CPT 283, and AGM, in connection with CPT 283's termination of a CDS between LBSF and CPT 283. CPT 283 terminated the CDS as a consequence of LBSF failing to make a scheduled payment owed to CPT 283, which termination occurred after LBHI filed for bankruptcy but before LBSF filed for bankruptcy. The CDS provided that CPT 283 was entitled to receive from LBSF a termination payment in that circumstance of approximately $43.8 million (representing the economic equivalent of the future fixed payments CPT 283 would have been entitled to receive from LBSF had the CDS not been terminated), and CPT 283 filed proofs of claim against LBSF and LBHI (as LBSF's credit support provider) for such amount. LBHI and LBSF sought to disallow and expunge (as impermissible and unenforceable penalties) CPT 283's proofs of claim against LBHI and LBSF and recover approximately $67.3 million, which LBHI and LBSF allege was the mark-to-market value of the CDS to LBSF (less unpaid amounts) on the day CPT 283 terminated the CDS, plus interest, attorney's fees, costs and other expenses. On the same day, LBHI and LBSF also commenced an adversary complaint and claim objection against Credit Protection Trust 207 (“CPT 207”), FSA Administrative Services, LLC, as trustee for CPT 207, and AGM, in connection with CPT 207's termination of a CDS between LBSF and CPT 207. Similarly, the CDS provided that CPT 207 was entitled to receive from LBSF a termination payment in that circumstance of $492,555. LBHI and LBSF sought to disallow and expunge CPT 207's proofs of claim against LBHI and LBSF and recover approximately $1.5 million. On January 30, 2015, the parties signed an agreement pursuant to which LBHI and LBSF dismissed their litigation related to CPT 283's and CPT 207's CDS terminations and the parties agreed that CPT 283 and CPT 207 have a total allowed claim in bankruptcy against LBSF and LBHI of $20 million.

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

Governmental Investigations into Former Financial Products Business

AGMH and/or AGM have received subpoenas duces tecum and interrogatories or civil investigative demands from the Attorneys General of the States of Connecticut, Florida, Illinois, Massachusetts, Missouri, New York, Texas and West Virginia relating to their investigations of alleged bid rigging of municipal GICs. AGMH has been responding to such requests. AGMH may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries in the future. In addition:

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

In July 2010, a former employee of AGM who had been involved in AGMH's former Financial Products Business was indicted along with two other persons with whom he had worked at Financial Guaranty Insurance Company. Such former employee and the other two persons were convicted on fraud conspiracy counts. After appeal, their convictions were reversed by a three-judge panel of the U.S. Court of Appeals for the Second Circuit in November 2013. In January 2014, the Department of Justice petitioned the U.S. Court of Appeals for the Second Circuit for a panel rehearing or a rehearing en banc of the appeal; the motion was denied on August 15, 2014, and the time period within which to petition for a writ of certiorari to the Supreme Court has expired.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Company

The table below sets forth the names, ages, positions and business experience of the executive officers of Assured Guaranty Ltd.

Name	Age	Position(s)
Dominic J. Frederico	62	President and Chief Executive Officer; Deputy Chairman
James M. Michener	62	General Counsel and Secretary
Robert B. Mills	65	Chief Operating Officer *
Russell B. Brewer II	57	Chief Surveillance Officer
Robert A. Bailenson	48	Chief Financial Officer
Bruce E. Stern	60	Executive Officer
Howard W. Albert	55	Chief Risk Officer

*
On February 4, 2015, Assured Guaranty Ltd. agreed with Robert B. Mills, the Company’s current Chief Operating Officer, that the position of Chief Operating Officer would be eliminated, and as a result, Mr. Mills would separate from the Company effective March 31, 2015.

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

Bruce E. Stern has been Executive Officer of AGC and AGM since July 2009. Mr. Stern was General Counsel, Managing Director and Secretary of AGM from 1987 until July 2009. Mr. Stern was also a member of the Executive Management Committee of AGM. Prior to joining AGM, Mr. Stern was an associate at the New York office of Cravath, Swaine & Moore. Mr. Stern has served as Chairman of the Association of Financial Guaranty Insurers since April 2010.

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
Common Stock Prices and Dividends

	2014			2013
	Sales Price		Cash	Sales Price		Cash
	High	Low	Dividends	High	Low	Dividends
First Quarter	$26.76	$20.44	$0.11	$21.30	$13.95	$0.10
Second Quarter	26.78	23.10	0.11	24.73	18.92	0.10
Third Quarter	24.91	21.61	0.11	23.64	18.42	0.10
Fourth Quarter	26.79	20.02	0.11	24.81	17.80	0.10
On February 23, 2015, the closing price for AGL's common shares on the NYSE was $26.38, and the approximate number of shareholders of record at the close of business on that date was 86.
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
2014 Share Purchases
In 2014, the Company repurchased its common shares under a $400 million authorization approved on November 11, 2013 that replaced its prior authorization, and an incremental $400 million authorization approved on August 6, 2014. In 2014, the Company repurchased a total of 24.4 million common shares for approximately $590 million, at an average price of $24.17 per share.
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

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during Fourth Quarter 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program(2)
October 1 - October 31	2,641,854	$22.04	2,641,854	$303,875,524
November 1 - November 30	1,641,333	$24.35	1,641,333	$263,913,812
December 1 - December 31	2,105,000	$25.67	2,105,000	$209,872,429
Total	6,388,187	$23.83	6,388,187
____________________

(1)
After giving effect to repurchases since the beginning of 2013 through February 26, 2015, the Company has repurchased a total of 40.5 million common shares for approximately $946 million, excluding commissions, at an average price of $23.36 per share. On August 6, 2014, the Company's board of directors approved an incremental $400 million share repurchase authorization, out of which $118 million of capacity to repurchase remains as of the filing date.

(2)	Excludes commissions.

Performance Graph
Set forth below are a line graph and a table comparing the dollar change in the cumulative total shareholder return on AGL's common shares from December 31, 2009 through December 31, 2014 as compared to the cumulative total return of the Standard & Poor's 500 Stock Index and the cumulative total return of the Standard & Poor's 500 Financials Index. The chart and table depict the value on December 31, 2009, December 31, 2010, December 31, 2011, December 31, 2012, December 31, 2013 and December 31, 2014 of a $100 investment made on December 31, 2009, with all dividends reinvested:

	Assured Guaranty	S&P 500 Index	S&P 500 Financial Index
12/31/2009	$100.00	$100.00	$100.00
12/31/2010	82.17	115.06	112.13
12/31/2011	61.81	117.49	93.00
12/31/2012	68.71	136.27	119.73
12/31/2013	116.01	180.40	162.34
12/31/2014	130.16	205.05	186.97
___________________
Source: Bloomberg

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data should be read together with the other information contained in this Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(dollars in millions, except per share amounts)
Statement of operations data:
Revenues:
Net earned premiums	$570	$752	$853	$920	$1,187
Net investment income	403	393	404	396	361
Net realized investment gains (losses)	(60)	52	1	(18)	(2)
Realized gains and other settlements on credit derivatives	23	(42)	(108)	6	153
Net unrealized gains (losses) on credit derivatives	800	107	(477)	554	(155)
Fair value gains (losses) on committed capital securities	(11)	10	(18)	35	9
Fair value gains (losses) on financial guaranty variable interest entities	255	346	191	(146)	(274)
Other income (loss)	14	(10)	108	58	34
Total revenues	1,994	1,608	954	1,805	1,313
Expenses:
Loss and loss adjustment expenses	126	154	504	448	412
Amortization of deferred acquisition costs(1)	25	12	14	17	22
Assured Guaranty Municipal Holdings Inc. acquisition-related expenses	—	—	—	—	7
Interest expense	92	82	92	99	100
Other operating expenses(1)	220	218	212	212	238
Total expenses	463	466	822	776	779
Income (loss) before (benefit) provision for income taxes	1,531	1,142	132	1,029	534
Provision (benefit) for income taxes	443	334	22	256	50
Net income (loss)	1,088	808	110	773	484
Earnings (loss) per share:
Basic	$6.30	$4.32	$0.58	$4.21	$2.63
Diluted	$6.26	$4.30	$0.57	$4.16	$2.56
Dividends per share	$0.44	$0.40	$0.36	$0.18	$0.18

	As of December 31,
	2014	2013	2012	2011	2010
	(dollars in millions, except per share amounts)
Balance sheet data (end of period):
Assets:
Investments and cash	$11,459	$10,969	$11,223	$11,314	$10,849
Premiums receivable, net of commissions payable	729	876	1,005	1,003	1,168
Ceded unearned premium reserve	381	452	561	709	822
Salvage and subrogation recoverable	151	174	456	368	1,032
Credit derivative assets	68	94	141	153	185
Total assets	14,925	16,287	17,242	17,709	19,370
Liabilities and shareholders' equity:
Unearned premium reserve	4,261	4,595	5,207	5,963	6,973
Loss and loss adjustment expense reserve	799	592	601	679	574
Reinsurance balances payable, net	107	148	219	171	274
Long-term debt	1,303	816	836	1,038	1,053
Credit derivative liabilities	963	1,787	1,934	1,457	2,055
Total liabilities	9,167	11,172	12,248	13,057	15,700
Accumulated other comprehensive income	370	160	515	368	112
Shareholders' equity	5,758	5,115	4,994	4,652	3,670
Book value per share	36.37	28.07	25.74	25.52	19.97
Consolidated statutory financial information(2):
Contingency reserve	$2,330	$2,934	$2,364	$2,571	$2,288
Policyholders' surplus	4,142	3,202	3,579	3,116	2,627
Claims-paying resources(3)	12,189	12,147	12,328	12,839	12,630
Outstanding Exposure:
Net debt service outstanding	$609,622	$690,535	$780,356	$844,447	$926,698
Net par outstanding	403,729	459,107	518,772	556,830	616,686
___________________

(1)	Accounting guidance restricting the types and amounts of financial guaranty insurance contract acquisition costs that may be deferred was adopted and retrospectively applied effective January 1, 2012.

(2)	Prepared in accordance with accounting practices prescribed or permitted by U.S. insurance regulatory authorities, for all insurance subsidiaries.

(3)
Claims-paying resources is calculated as the sum of statutory policyholders' surplus, statutory contingency reserve, statutory unearned premium reserves, statutory loss and LAE reserves, present value of installment premium on financial guaranty and credit derivatives, discounted at 6%, and standby lines of credit/stop loss. Total claims-paying resources is used by the Company to evaluate the adequacy of capital resources.

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

Introduction

The Company provides credit protection products to the U.S. and international public finance (including infrastructure) and structured finance markets. The Company applies its credit underwriting judgment, risk management skills and capital markets experience to offer financial guaranty insurance that protects holders of debt instruments and other monetary obligations from defaults in scheduled payments. If an obligor defaults on a scheduled payment due on an obligation, including a scheduled principal or interest payment, the Company is required under its unconditional and irrevocable financial guaranty to pay the amount of the shortfall to the holder of the obligation. The Company markets its financial guaranty insurance directly to issuers and underwriters of public finance and structured finance securities as well as to investors in such obligations. The Company guarantees obligations issued principally in the U.S. and the U.K., and also guarantees obligations issued in other countries and regions, including Australia and Western Europe.

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

Economic Environment

The overall economic environment in the U.S. continued improving during 2014. Although gross domestic product (“GDP”) declined during the first quarter of 2014, GDP growth resumed during the remainder of the year, resulting in full-year GDP growth of 2.4%. The unemployment rate ended the year at 5.6%, a full percentage point below where it began, and the lowest year-end figure since 2007. While U.S. home prices, as measured by the Case-Shiller index, slightly declined in the middle of the year, growth has since resumed, continuing the positive trend that emerged at the beginning of 2012. During 2014, inflation remained below the target level of the Federal Open Market Committee, which continued to hold the federal funds rate near zero. Also during this time period, the interest rate for a widely followed industry index of 30-year municipal bonds fell by 133 basis points. Overall, U.S. prospects for additional economic recovery and higher interest rates are clouded by weak global economic performance and geopolitical risk, accompanied by strengthening of the dollar.

In 2014, most municipalities continued taking steps to address the fiscal challenges they experienced as a result of the global financial crisis of 2008 and the ensuing recession. A recent survey of local government finance officers showed continued improvement in cities’ fiscal health during the year. At the state level, revenues continued to rebound, despite a decline in the second quarter. More generally, stock market gains relieved some pressure on underfunded pension plans, but such gains could be reversed, and many state and local governments continue to have difficulty funding pension and other obligations owed to municipal workers. During the last several years, although municipal defaults were rare, a small number of municipalities sought, though did not always obtain, bankruptcy protection. In 2014, fiscal pressure stemming from Puerto Rico’s weak economy led to downgrades of the Commonwealth and related debt to levels below investment grade. Outside the U.S., other countries’ economies are generally recovering more slowly from the global financial crisis. This continued to negatively impact the number of new infrastructure financings coming to market, including those appropriate for financial guarantees. The European Central Bank recently announced that it will begin a program of quantitative easing, which is likely to reduce long-term interest rates and therefore stimulate growth. In the United Kingdom, the economy grew at its fastest rate since 2007 despite a moderation in growth during the second half of the year.

Financial Performance of Assured Guaranty

Financial Results

	Year Ended December 31,
	2014	2013	2012
	(in millions, except per share amounts)
Net income (loss)	$1,088	$808	$110
Operating income(1)	491	609	535

Net income (loss) per diluted share	6.26	4.30	0.57
Operating income per share(1)	2.83	3.25	2.81
Diluted shares(2)	173.6	187.6	190.7

Present value of new business production (“PVP”)(1)	168	141	210
Gross par written	13,171	9,350	16,816

	As of December 31, 2014		As of December 31, 2013
	Amount	Per Share	Amount	Per Share
	(in millions, except per share amounts)
Shareholders' equity	$5,758	$36.37	$5,115	$28.07
Operating shareholders' equity(1)	5,933	37.48	6,164	33.83
Adjusted book value(1)	8,495	53.66	9,033	49.58
Common shares outstanding	158.3		182.2
____________________

(1)
Please refer to “—Non-GAAP Financial Measures” for a definition of the financial measures that were not determined in accordance with GAAP and a reconciliation of the non-GAAP financial measure and the most directly comparable GAAP financial measure, if available.

(2)	Same for GAAP net income and non-GAAP operating income.

Year Ended December 31, 2014

There are several primary drivers of volatility in GAAP reported net income or loss that are not necessarily indicative of credit impairment or improvement, or ultimate economic gains or losses: changes in credit spreads of insured credit derivative obligations and financial guaranty variable interest entities' ("FG VIEs") assets and liabilities, changes in the Company's own credit spreads, and changes in risk-free rates used to discount expected losses. Changes in credit spreads generally have the most significant effect on changes in fair value of credit derivatives and FG VIE assets and liabilities. In addition to these non-economic factors, other factors such as: changes in expected losses, the timing of refunding transactions and terminations, realized gains and losses on the investment portfolio (including other-than-temporary impairments), the effects of large settlements or transactions, and the effects of the Company's various loss mitigation strategies, among others, may also have a significant effect on reported net income or loss in a given reporting period.
Net income for 2014 increased to $1.1 billion from $808 million in 2013. The increase in net income was due primarily to (i) higher net change in fair value gains on credit derivatives and (ii) lower loss expense, partially offset by (i) lower net earned premiums, (ii) net realized investment losses as compared to gains in the prior year and (iii) lower net change in fair value of FG VIEs.

Non-GAAP operating income in 2014 was $491 million, compared with $609 million in 2013. The decrease in operating income was driven primarily by the decrease in net earned premiums and credit derivative revenues due to lower accelerations and scheduled amortization on the insured portfolio. This was offset in part by lower loss expense and higher commutation gains reported in other income.

Common Share Repurchases

Summary of Share Repurchases

	Amount	Number of Shares	Average price per share
	(in millions, except per share data)
2014	$590	24.4	$24.17
2013	$264	12.5	$21.12

Accretive Effect of Cumulative Repurchases(1)

	Year Ended December 31, 2014	As of December 31, 2014
	(per share)
Net income	$0.71
Operating income	0.32
Shareholders' equity		$2.56
Operating shareholders' equity		2.78
Adjusted book value		5.84
_________________

(1)	Cumulative repurchases since the beginning of 2013.

Key Business Strategies

The Company is currently pursuing three primary business strategies, each described in more detail below:

•	New business production and commutations

•	Capital management

•	Loss mitigation

The Company will continue to evaluate its primary business strategies as circumstances warrant.

New Business Production and Commutations

The Company believes high-profile defaults by municipal obligors, such as Detroit, Michigan and Stockton, California, both of which filed for protection under chapter 9 of the U.S. Bankruptcy Code, and the deteriorating financial condition of Puerto Rico, have led to increased awareness of the value of bond insurance and stimulated demand for the product.

The Company also believes the March 2014 upgrade by S&P of the financial strength ratings of AGM, MAC, AGE and AGC to AA (stable outlook) was viewed positively by issuers and investors. S&P cited the Company’s reduced exposure in its legacy RMBS portfolio and noted that the Company’s full payment of claims in municipal bankruptcies demonstrates and reiterates to various constituents the value of bond insurance and the credit position and capacity of the Company. Further, the Company believes that AGM attaining a financial strength rating of AA+ (stable outlook) from KBRA in November 2014, in addition to the AA+ (stable outlook) financial strength rating that KBRA already assigned to MAC, will improve the Company's new business production.

However, the level of the Company's new business production in the U.S. does face some challenges. After a number of years in which the Company was essentially the only active financial guarantor, in 2013 and 2014 a second financial guarantor insured a number of small and medium sized issuances, and in 2014, a third financial guarantor obtained upgraded financial strength ratings from rating agencies and insured several transactions in the primary market. Additionally, the

Company expects that a persistently low interest rate environment will suppress demand for bond insurance because the potential savings for issuers are less compelling and some investors prefer to forgo insurance in favor of greater yield.

Outside the U.S., the Company believes the U.K. currently presents the most new business opportunities in accordance with the Company's credit policy and risk guidelines. From July 2013 to June 2014, the Company guaranteed four U.K. public-private partnership transactions, the first such wrapped infrastructure bonds issued since 2008. The Company believes that, following the closing of these U.K. transactions, there may be growing demand in a number of countries for financial guarantees of infrastructure financings, which have typically required such guarantees for capital market access. Assured Guaranty believes it is the only company in the private sector offering such financial guarantees outside the United States.

The following tables present summarized information about the U.S. municipal market's new debt issuance volume and the Company's share of that market based on the sale date.

U.S. Municipal Market Data
Based on Sale Date

	Year Ended December 31,
	2014		2013		2012
	Par	Number of issues	Par	Number of issues	Par	Number of issues
	(dollars in billions, except number of issues)
New municipal bonds issued	$314.9	10,162	$311.9	10,558	$366.7	12,544
Total insured	18.5	1,403	12.1	1,025	13.2	1,159
Insured by AGC, AGM and MAC	10.7	697	7.5	488	13.2	1,157

Industry Penetration Rates
U.S. Municipal Market

	Year Ended December 31,
	2014	2013	2012
Market penetration par	5.9%	3.9%	3.6%
Market penetration based on number of issues	13.8	9.7	9.2
% of single A par sold	19.7	11.0	11.9
% of single A transactions sold	49.3	30.6	29.5
% of under $25 million par sold	16.5	10.9	11.7
% of under $25 million transactions sold	15.4	10.7	10.3

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

New Business Production

	Year Ended December 31,
	2014	2013	2012
	(in millions)
PVP(1):
Public Finance—U.S.
Assumed from Radian Asset	$—	$—	$22
Direct	128	116	144
Public Finance—non-U.S.	7	18	1
Structured Finance—U.S.	24	7	43
Structured Finance—non-U.S.	9	—	—
Total PVP	$168	$141	$210
Gross Par Written:
Public Finance—U.S.
Assumed from Radian Asset	$—	$—	$1,797
Direct	12,275	8,671	14,364
Public Finance—non-U.S.	128	392	35
Structured Finance—U.S.	418	287	620
Structured Finance—non-U.S.	350	—	—
Total gross par written	$13,171	$9,350	$16,816
____________________

(1)
PVP represents the present value of estimated future earnings primarily on new financial guaranty contracts written in the period, before consideration of cessions to reinsurers. PVP and Gross Par Written in the table above are based on close date. See “-Non-GAAP Measures-PVP or Present Value of New Business Production.”

PVP increased by 19% for FY 2014, compared with FY 2013 due mainly to structured finance PVP attributable to a $400 million insurance reserve financing transaction for a U.S. based life insurance group and a $200 million diversified payment rights transaction for one of Turkey's largest banks, Türkiye Garanti Bankasıi A.Ş.

U.S. public finance PVP was 10% higher in 2014 than in 2013. In the U.S. public finance market, insurance penetration, based on par sold, was 5.9% for FY 2014, compared with 3.9% for FY 2013, with Assured Guaranty once again writing the majority of the insured par. In addition to normal new market issuances, PVP in both 2014 and 2013 includes business written related to debt restructurings.

Several factors affect the ability to generate new business in the U.S municipal market including: the low interest rate environment in the U.S. which results in lower demand for financial guaranty insurance from issuers; the low volume of new issuance in the U.S. public finance market, which results in fewer insurable bonds; increased competition from other financial guaranty insurers, including new entrants; and uncertainty over the financial strength ratings of AGM and AGC. However, the Company believes there will be continued demand for its insurance in this market because for those exposures that the Company guarantees, it undertakes the tasks of credit selection, analysis, negotiation of terms, surveillance and, if necessary, loss mitigation. The Company believes that its insurance encourages retail investors, who typically have fewer resources than the Company for analyzing municipal bonds, to purchase such bonds; enables institutional investors to operate more efficiently; and allows smaller, less well-known issuers to gain market access on a more cost-effective basis.

In 2014, the Company guaranteed a £77 million infrastructure bond issued to finance the new construction and refurbishment of homes in an area in the U.K.

In addition to PVP, in 2014, the Company entered into commutation agreements to reassume ceded business consisting of approximately $1,167 million par of almost exclusively U.S. public finance and European (predominantly U.K.) utility and infrastructure exposures outstanding. For such reassumptions, the Company received the statutory unearned premium outstanding as of the commutation dates plus, in one case, a commutation premium.

Capital Management

In recent years, the Company has developed strategies for improving the efficiency of its management of capital within the Assured Guaranty group.

In November 2013, AGL became tax resident in the United Kingdom, while remaining a Bermuda-based company and continuing to carry on its administrative and head office functions in Bermuda. As a U.K. tax resident company, AGL is subject to the tax rules applicable to companies resident in the U.K. More information about AGL becoming a U.K. tax resident is set out in the "Tax Matters" section of "Item 1. Business."

On June 20, 2014, AGUS issued 5.0% Senior Notes for net proceeds of $495 million. The net proceeds from the sale of the notes are being used for general corporate purposes, including the purchase of common shares of AGL.

On August 6, 2014, in continuation of the Company's capital management strategy of repurchasing the AGL common shares, AGL's Board of Directors approved an incremental $400 million share repurchase authorization, of which $118 million of capacity remains, on a settlement basis, as of February 26, 2015. In 2014, the Company repurchased a total of 24.4 million common shares for approximately $590 million at an average price of $24.17 per share. The Company expects the repurchases, to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including free funds available at the parent company, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. It does not have an expiration date. See Note 19, Shareholders' Equity, of the Financial Statements and Supplementary Data, for additional information about the Company's repurchases of its common shares.

In order to reduce leverage, and possibly rating agency capital charges, the Company has mutually agreed with beneficiaries to terminate selected financial guaranty insurance and credit derivative contracts. In particular, the Company has targeted investment grade securities for which claims are not expected but which carry a disproportionately large rating agency capital charge. As noted below under "Loss Mitigation", in some instances, settlements with R&W providers took the form of terminations of below-investment-grade CDS. The Company terminated $4.0 billion in net par in 2014, $7.1 billion in net par in 2013 and $4.1 billion in net par in 2012 of financial guaranty and CDS contracts.

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

In 2014, R&W development was a positive $268 million attributed to progress made or settlements reached with R&W providers. In some instances, where the entity providing the R&W (or an affiliate of the entity) benefited from credit protection sold by the Company through a CDS, the settlement was in the form of a termination of the CDS protection, allowing the Company to avoid future losses on the CDS. The Company's loss mitigation efforts on its U.S. RMBS exposure over the past several years have resulted in R&W providers paying, or agreeing to pay, or terminating insurance protection on future projected losses of, approximately $4.2 billion (gross of reinsurance) in respect of their R&W liabilities for transactions in which the Company has provided insurance.
    In addition, the Company has been focused on the quality of servicing of the mortgage loans underlying its insured RMBS transactions. Servicing influences collateral performance and ultimately the amount (if any) of the Company's insured losses. The Company has a group to mitigate RMBS losses by influencing mortgage servicing, including, if possible, causing the transfer of servicing or establishing special servicing arrangements. “Special servicing” is an industry term referencing more intense servicing applied to delinquent loans aimed at mitigating losses; special servicing arrangements provide incentives to a servicer to achieve better performance on the mortgage loans it services. As of December 31, 2014, the Company's net insured par of the transactions subject to a servicing transfer was $1.8 billion and the total net insured par of the transactions subject to a special servicing arrangement was $2.5 billion.

In the public finance and infrastructure finance arena, the Company has been able to negotiate consensual restructurings with various obligors. During 2014, the Company reached an agreement with respect to its exposures to the City of Detroit, Michigan. The Company reached a settlement with Stockton, California that was included in Stockton's plan of adjustment; the plan became effective February 25, 2015. Additionally, the Company has resolved its exposure to other troubled municipal credits, as described in greater detail in Note 6, Expected Loss to be Paid, of the Financial Statements and Supplementary Data, and is an active participant in discussions with the Commonwealth of Puerto Rico and its advisors. During 2013, the Company reached agreements with respect to its exposures to Mashantucket Pequot Tribe; Jefferson County, Alabama; and Harrisburg, Pennsylvania. In connection with the Jefferson County and Harrisburg settlements, the Company insured new revenue bonds for both municipalities, and the premium it was paid was included as part of the 2013 PVP above.

The Company is also continuing to purchase attractively priced BIG obligations that it has insured. These purchases resulted in a reduction of net expected loss to be paid of $541 million as of December 31, 2014. The fair value of assets purchased for loss mitigation purposes in our investment portfolio as of December 31, 2014 (excluding the value of the Company's insurance) was $867 million, with a par of $1,766 million (including bonds related to FG VIEs of $101 million in fair value and $419 million in par).

Agreement to Purchase Radian Asset Assurance Inc.

On December 22, 2014, AGC entered into an agreement to purchase all of the issued and outstanding capital stock of Radian Asset Assurance Inc. ("Radian Asset"), a New York domiciled financial guaranty insurer that ceased writing new business in 2008, for $810 million in cash (subject to adjustment for dividends paid and expenses incurred prior to closing). The Company believes that consummation of the acquisition and the subsequent merger of Radian Asset with and into AGC, which are expected to be completed in the first half of 2015, will enhance the financial condition of AGC and the Company.

The acquisition and the merger are subject to the receipt of consents and approvals from government entities that may not be received or that may impose conditions that could have an adverse effect on the Company following the completion of the acquisition and merger. While the Company believes that it will receive the requisite regulatory approvals from these authorities, and does not currently expect that any such conditions would be imposed, no assurance can be given of this.

The Company’s ability to achieve the expected benefits of the acquisition will depend on, among other things, the Company’s evaluation of Radian Asset’s insured portfolio and estimation of expected losses and the performance of the guaranteed obligations; the ability of the Company’s management to manage Radian Asset’s insured portfolio; and the Company’s ability to integrate Radian Asset’s business and achieve desired operating efficiencies. Failure to achieve the anticipated benefits of the acquisition could result in a reduction in the price of  the Company’s common shares as well as in increased costs, decreases in the amount of expected earnings and diversion of management’s time and energy and could adversely impact the Company’s business prospects, financial position and results of operations.

As of December 31, 2014, Radian Asset had an insured portfolio of $10 billion of statutory public finance net par outstanding and $8 billion of statutory structured finance net par outstanding. Since January 1, 2015, Radian Asset’s statutory structured finance net par outstanding has declined by $3.8 billion as a result of the termination of seven corporate collateralized debt obligation transactions.  As of December 31, 2014, Radian Asset had approximately $1,138.9 million of statutory policyholders’ surplus and $189.1 million of contingency reserves.

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

An understanding of the Company’s accounting policies is of critical importance to understanding its consolidated financial statements. See Part II, Item 8. “Financial Statements and Supplementary Data” for a discussion of significant accounting policies, and fair value methodologies.

The Company carries a portion of its assets and liabilities at fair value, the majority of which are measured at fair value on a recurring basis.  Level 3 assets, consisting primarily of financial guaranty variable interest entities’ assets, credit derivative assets and investments, represented approximately 18% and 25% of total assets measured at fair value on a recurring basis as of December 31, 2014 and 2013, respectively. All of the Company's liabilities that are measured at fair value are Level 3. See Note 8, Fair Value Measurement, of the Financial Statements and Supplementary Data for additional information about assets and liabilities classified as Level 3.

Consolidated Results of Operations

Consolidated Results of Operations

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Revenues:
Net earned premiums	$570	$752	$853
Net investment income	403	393	404
Net realized investment gains (losses)	(60)	52	1
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	23	(42)	(108)
Net unrealized gains (losses)	800	107	(477)
Net change in fair value of credit derivatives	823	65	(585)
Fair value gains (losses) on committed capital securities ("CCS")	(11)	10	(18)
Fair value gains (losses) on FG VIEs	255	346	191
Other income (loss)	14	(10)	108
Total revenues	1,994	1,608	954
Expenses:
Loss and loss adjustment expenses	126	154	504
Amortization of deferred acquisition costs	25	12	14
Interest expense	92	82	92
Other operating expenses	220	218	212
Total expenses	463	466	822
Income (loss) before provision for income taxes	1,531	1,142	132
Provision (benefit) for income taxes	443	334	22
Net income (loss)	$1,088	$808	$110

Net Earned Premiums

Net earned premiums are recognized over the contractual lives, or in the case of homogeneous pools of insured obligations, the remaining expected lives, of financial guaranty insurance contracts. The Company estimates remaining expected lives of its insured obligations and makes prospective adjustments for such changes in expected lives.

Net Earned Premiums

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Financial guaranty:
Public finance
Scheduled net earned premiums and accretion	$279	$292	$339
Accelerations (1)	135	207	250
Total public finance	414	499	589
Structured finance (2)
Scheduled net earned premiums and accretion	152	195	263
Accelerations (1)	1	56	—
Total structured finance	153	251	263
Other	3	2	1
Total net earned premiums	$570	$752	$853
____________________

(1)	Reflects the unscheduled refunding of an insured obligation or the termination of the insurance on an insured obligation.

(2)	Excludes $32 million, $60 million and $153 million for 2014, 2013 and 2012, respectively, related to consolidated FG VIEs.

2014 compared with 2013: Net earned premiums decreased compared with 2013 due primarily to lower accelerations and the scheduled decline in structured finance par outstanding, as shown in the table above. At December 31, 2014, $3.8 billion of net deferred premium revenue remained to be earned over the life of the insurance contracts.

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

Net Investment Income (1)

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Income from fixed-maturity securities managed by third parties	$324	$322	$346
Income from internally managed securities:
Fixed-maturities	74	74	60
Other invested assets	13	5	6
Other	1	0	1
Gross investment income	412	401	413
Investment expenses	(9)	(8)	(9)
Net investment income	$403	$393	$404
____________________

(1)	Net investment income excludes $11 million for 2014 and $13 million for 2013 and 2012, related to consolidated FG VIEs.

2014 compared with 2013: Net investment income increased primarily due to income on certain loss mitigation and other risk management assets as well as higher average asset balance. The overall pre-tax book yield was 3.65% as of December 31, 2014 and 3.79% as of December 31, 2013, respectively. Excluding the internally managed portfolio, pre-tax yield was 3.36% as of December 31, 2014 compared with 3.42% as of December 31, 2013.

2013 compared with 2012: Net investment income decreased primarily due to lower reinvestment rates, partially offset by higher income earned on loss mitigation securities, which the Company generally purchased at a discount resulting in higher yields. The overall pre-tax book yield was 3.79% at December 31, 2013 and 3.85% at December 31, 2012, respectively. Excluding internally managed portfolio, pre-tax yield was 3.42% as of December 31, 2013 compared with 3.57% as of December 31, 2012.

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses). See Note 11, Investments and Cash, of the Financial Statements and Supplementary Data.

Net Realized Investment Gains (Losses)

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Gross realized gains on investment portfolio	$22	$113	$43
Gross realized losses on investment portfolio	(7)	(19)	(25)
Other-than-temporary impairment	(75)	(42)	(17)
Net realized investment gains (losses) (1)	$(60)	$52	$1
____________________

(1)	Excludes realized gains (losses) related to consolidated FG VIEs of $5 million for 2014, $(2) million for 2013 and $(4) million for 2012.

Other-than-temporary impairment for 2014 and 2013 was primarily attributable to securities in the internally managed portfolio received as part of a restructuring of an insured transaction. Realized gains for 2013 when compared to 2012 included sales of (i) assets acquired as part of negotiated settlements, (ii) bonds purchased for loss mitigation purposes and (iii) other invested assets.

Other Income (Loss)

Other income (loss) is comprised of recurring items such as foreign exchange remeasurement gains and losses, ancillary fees on financial guaranty policies such as commitment, consent and processing fees, as well as other revenue items on financial guaranty insurance and reinsurance contracts such as commutation gains on re-assumptions of previously ceded business.

 Other Income (Loss)

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Foreign exchange gain (loss) on remeasurement of premium receivable and loss reserves	$(21)	$(1)	$22
Commutation gains	23	2	82
Other	12	(11)	4
Total other income (loss)	$14	$(10)	$108

Over the past several years the Company has entered into several commutations in order to reassume previously ceded books of business from its reinsurers that resulted in gains, as discussed in Note 14, Reinsurance and Other Monoline Exposures, of the Financial Statements and Supplementary Data.

In addition, Other income in 2014 was also impacted by changes in foreign exchange rates used to remeasure foreign denominated assets and liabilities.

Other Operating Expenses and Amortization of Deferred Acquisition Costs

2014 compared with 2013: Other operating expenses increased primarily due to higher employee compensation and severance expense, partially offset by the reduction in the credit facility fee with Dexia (see Note 17, Long-Term Debt and Credit Facilities, of the Financial Statements and Supplementary Data) and lower premium tax expense. In addition, amortization of deferred acquisition costs increased due primarily to certain premium accelerations.

2013 compared with 2012: Other operating expenses increased primarily due to higher employee compensation and benefits. In 2012, the employee compensation and benefits were impacted by the reduction of the bonus and Performance Retention Plan ("PRP") accruals.

Losses in the Insured Portfolio

     The insured portfolio includes policies accounted for under three separate accounting models depending on the characteristics of the contract and the Company’s control rights. Please refer to Note 6, Expected Loss to be Paid, of the Financial Statements and Supplementary Data, for a discussion of the assumptions and methodologies used in calculating the expected loss to be paid for all contracts. For a discussion of the measurement and recognition accounting policies under GAAP for each type of contract, see the following in Item 8, Financial Statements and Supplementary Data:

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

The primary differences between net economic loss development and loss and LAE reported under GAAP are that GAAP (1) considers deferred premium revenue in the calculation of loss reserves and loss expense for financial guaranty insurance contracts, (2) eliminates losses related to FG VIEs and (3) does not include estimated losses on credit derivatives. Loss expense reported in operating income includes losses on credit derivatives and does not eliminate losses on FG VIEs. For financial guaranty insurance contracts, a loss is generally recorded only when expected losses exceed deferred premium revenue. Therefore, the timing of loss recognition does not necessarily coincide with the timing of the actual credit impairment or improvement reported in net economic loss development. AGM's U.S. RMBS transactions generally have the largest deferred premium revenue balances because of the purchase accounting adjustments that were made in 2009 in connection with Assured Guaranty's purchase of AGM, and therefore the largest differences between net economic loss development and loss expense relate to AGM policies. See "–Losses Incurred" below.

Economic Loss Development (Benefit) (1)

	Year Ended December 31,
	2014	2013	2012
	(in millions)
U.S. RMBS before benefit for recoveries for breaches of R&W	$0	$140	$367
Net benefit for recoveries for breaches of R&W	(268)	(296)	(179)
U.S. RMBS after benefit for recoveries for breaches of R&W	(268)	(156)	188
Other structured finance	68	(34)	(28)
Public finance	171	256	295
Other	(1)	(10)	(17)
Total	$(30)	$56	$438
____________________

(1)
Economic loss development includes the effects of changes in assumptions based on observed market trends, changes in discount rates, accretion of discount and the economic effects of loss mitigation efforts.

Net Expected Loss to be Paid

	As of December 31, 2014	As of December 31, 2013
	(in millions)
U.S. RMBS before benefit for recoveries for breaches of R&W	$901	$1,205
Net benefit for recoveries for breaches of R&W	(317)	(712)
U.S. RMBS after benefit for recoveries for breaches of R&W	584	493
Other structured finance	241	171
Public finance	348	321
Other	(4)	(3)
Total	$1,169	$982

2014 Net Economic Loss Development

Total economic loss development was a favorable $30 million in 2014, due primarily to the various U.S. RMBS R&W settlements during the year and improvements in some of the Company's insured TruPS transactions. This was partially offset by U.S. public finance losses related to Puerto Rico and Detroit and structured finance losses that resulted primarily from changes in underlying assumptions on life insurance securitization transactions and the decrease in discount rates used. The risk-free rates used to discount expected losses ranged from 0.0% to 2.95% as of December 31, 2014 compared with 0.0% to 4.44% as of December 31, 2013.

U.S. Public Finance Economic Loss Development: The net par outstanding for U.S. public finance obligations rated BIG by the Company was $7.9 billion as of December 31, 2014 compared with $9.1 billion as of December 31, 2013. The Company projects that its total net expected loss across its troubled U.S. public finance credits as of December 31, 2014 will be $303 million, compared with $264 million as of December 31, 2013. Economic loss development in 2014 was approximately $183 million, which was primarily attributable to Puerto Rico and Detroit exposures. See "Insured Portfolio-Exposure to Puerto Rico" below for details about significant developments that have taken place in Puerto Rico over the course of 2014.

U.S. RMBS Economic Loss Development: The net benefit attributable to U.S. RMBS of $268 million was primarily due to the R&W settlements during the year. Please refer to Note 6, Expected Loss to be Paid, of the Financial Statements and Supplementary Data, for additional information.

Based on its observations of the performance of its insured transactions (including early stage delinquencies, late stage delinquencies and loss severity) as well as the residential property market and economy in general, the Company chose to use the same general methodology to project first lien RMBS losses as of December 31, 2014 as it used as of December 31, 2013, but it made a number of refinements to reflect its observations, notably:

•
updated the liquidation rates it uses on delinquent loans based on observations and on an assumption that loan modifications (which improve liquidation rates) would over the next year be less frequent than they were over the most recent year

•	updated the liquidation rate it uses for loans reported as current but that had been reported as modified over the previous twelve months, based on observations

•	established a liquidation rate assumption for loans reported as current and not modified in the past twelve months but that had been reported as delinquent in the previous twelve months

•	established loss severity assumptions by vintage category as well as product type, rather than just product type as previously

•	beginning with the third quarter 2014, each quarter shortened by three months the period it is projecting it will take in the base case to reach the final conditional default rate ("CDR")

The methodology and revised assumptions the Company uses to project first lien RMBS losses and the scenarios it employs are described in more detail below under " - U.S. First Lien RMBS Loss Projections: Alt A First Lien, Option ARM, Subprime and Prime". The Company estimated the impact of all of the refinements to its first lien RMBS assumptions described above to be a decrease of expected losses of approximately $42 million (before adjustments for settlements or loss mitigation purchases) by projecting losses on the first lien RMBS portfolio as of December 31, 2014 using base case assumptions similar to what it used as of December 31, 2013 and comparing those results to those results from the refined assumptions. Based on its observations of the performance of its insured transactions (including early stage delinquencies, late stage delinquencies and loss severity) as well as the residential property market and economy in general, the Company chose to use the same general methodology to project second lien RMBS losses as of December 31, 2014 as it used as of December 31, 2013, but it made a number of refinements to reflect its observations, notably with respect to most home equity lines of credit ("HELOC") projections to:

•	reflect increased recoveries on newly defaulted loans as well as previously defaulted loans

•	project incremental defaults associated with increased monthly payments that occur when interest-only periods end

•	increase the assumed final conditional prepayment rate from 10% to 15%

The methodology and assumptions the Company uses to project second lien RMBS losses and the scenarios it employs are described in more detail below under " - U.S. Second Lien RMBS Loss Projections: HELOCs and Closed-End Second Lien".

Generally, when mortgage loans are transferred into a securitization, the loan originator(s) and/or sponsor(s) provide R&W that the loans meet certain characteristics, and a breach of such R&W often requires that the loan be repurchased from the securitization. In many of the transactions the Company insures, it is in a position to enforce these R&W provisions.     Through December 31, 2014 the Company has caused entities providing R&Ws to pay, or agree to pay, or to terminate insurance protection on future projected losses of, approximately $4.2 billion (gross of reinsurance) in respect of their R&W liabilities for transactions in which the Company has provided insurance.

Based on this success, the Company has included in its net expected loss estimates as of December 31, 2014 an estimated net benefit related to breaches of R&W of $317 million, net of reinsurance.

Developments in the Company's R&W recovery efforts are included in economic loss development and relate primarily to settlements during the period.

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

2013 Net Economic Loss Development

Total economic loss development was $56 million in 2013, primarily due to U.S. public finance losses related to Detroit, Puerto Rico and Harrisburg, partially offset by favorable development in U.S. RMBS due to the various settlements during the year. Excluding the settlements, U.S. RMBS loss development was primarily due to the change in assumptions for first liens. The risk-free rates used to discount expected losses ranged from 0.0%to 4.44% as of December 31, 2013 compared with 0.0% to 3.28% as of December 31, 2012.

U.S. Public Finance Economic Loss Development: The Company insured general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $5.4 billion net par as of December 31, 2013. The Company rated $5.2 billion net par of that amount BIG. Debt obligations of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations came under increasing pressure during 2013 and in February 2014, S&P, Moody's and Fitch Ratings downgraded much of the debt of Puerto Rico and its related authorities and public corporations to BIG.

Many U.S. municipalities and related entities continued to be under increased pressure in 2013, and a few had filed for protection under the U.S. Bankruptcy Code, entered into state processes designed to help municipalities in fiscal distress or otherwise indicated they may consider not meeting their obligations to make timely payments on their debts. The municipalities whose obligations the Company had insured that had filed for protection under Chapter 9 of the U.S Bankruptcy Code were: Detroit, Michigan; Jefferson County, Alabama; and Stockton, California. The City Council of Harrisburg, Pennsylvania had also filed a purported bankruptcy petition, which was later dismissed by the bankruptcy court; a receiver for the City of Harrisburg was appointed by the Commonwealth Court of Pennsylvania on December 2, 2011. In 2013, the Company reached agreements with Jefferson County, Harrisburg and Stockton.

The net par outstanding for these and all other BIG rated U.S. public finance obligations was $9.1 billion as of December 31, 2013. The Company projected that its total future expected net loss across its troubled U.S. public finance credits as of December 31, 2013 was $264 million, up from $7 million as of December 31, 2012. The net increase of $257 million in expected loss was primarily attributable to deterioration in the credit of Puerto Rico and its related authorities and public corporations, the bankruptcy filing by the City of Detroit, and a final resolution in Harrisburg that was somewhat worse for the Company than it projected as of December 31, 2012, offset in part primarily by the final resolution of the Company's Jefferson County exposure.

U.S. RMBS Economic Loss Development

Based on its observations of the performance of its insured transactions (including early stage delinquencies, late stage delinquencies and loss severity) as well as the residential property market and economy in general, the Company chose to use the same general approach (with the refinements described below) to project RMBS losses as of December 31, 2013 as it used as of December 31, 2012. The Company's use of the same general methodology to project RMBS losses as of December 31, 2013 as it used as of December 31, 2012 was consistent with its view at December 31, 2013 that the housing and mortgage market recovery was occurring at a slower pace than it anticipated at December 31, 2012.

The Company refined its first lien RMBS loss projection methodology as of December 31, 2013 to model explicitly the behavior of borrowers with loans that had been modified. The Company had observed that mortgage loan servicers were modifying more mortgage loans (reducing or forbearing from collecting interest or principal or both due on mortgage loans) to reduce the borrowers’ monthly payments and so improve their payment performance than was the case before the mortgage crisis. Borrowers who are current based on their new, reduced monthly payments are generally reported as current, but are more likely to default than borrowers who are current and whose loans have not been modified. The Company believed modified loans are most likely to default again during the first year after modification. The Company set its liquidation rate assumptions as of December 31, 2012 based on observed roll rates and with modification activity in mind. As of December 31, 2013 the Company made a number of refinements to its first lien RMBS loss projection assumptions to treat loan modifications explicitly. Specifically, in the base case approach, it:

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

The methodology and revised assumptions the Company used to project first lien RMBS losses and the scenarios it employed are described in more detail Note 6, Expected Loss to be Paid, of the Financial Statements and Supplementary Data. The refinement in assumptions described above resulted in a reduction of the initial CDRs but the application of the initial CDRs for a longer period generally resulted in a higher amount of loans being liquidated at the initial CDR under the refined assumptions than under the initial CDR under the previous assumptions. The Company estimated the impact of all of the refinements to its assumptions described above to be an increase of expected losses of approximately $8 million (before adjustments for settlements or loss mitigation purchases) by running on the first lien RMBS portfolio as of December 31, 2013 base case assumptions similar to what it used as of December 31, 2012 and comparing those results to the results from the refined assumptions.

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

Developments in the Company's R&W recovery efforts are included in economic loss development. R&W development in 2013 was primarily attributable to settlements and anticipated settlements.

2012 Net Economic Loss Development

Total economic loss development in 2012 was $438 million, which was primarily driven by losses on the Company's troubled European exposures, particularly a $189 million loss in relation to the Company's Greek sovereign bond exposures and loss development on Spanish sub-sovereign exposures, higher U.S. RMBS and U.S. public finance losses, offset in part by positive developments in the TruPS portfolio. Changes in discount rates did not have a significant effect on economic loss development in 2012 as the risk-free rates used to discount expected losses ranged from 0.0% to 3.28% as of December 31, 2012 compared with 0.0% to 3.27% as of December 31, 2011.

Based on the Company’s observation during 2012 of the performance of its insured RMBS transactions (including early stage delinquencies, late stage delinquencies and, for first liens, loss severity) as well as the residential property market and economy in general, the Company chose to use essentially the same assumptions and scenarios to project RMBS loss as of December 31, 2012 as it used as of December 31, 2011, except that as compared to December 31, 2011:

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

Developments in the Company's R&W recovery efforts are also included in economic loss development. R&W development in 2012 was primarily attributable to settlements and judgments and increases in projected defaults that result in increased projected reimbursements under existing R&W agreements.

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

	Year Ended December 31,
	2014	2013	2012
	(in millions)
U.S. RMBS	$(129)	$(4)	$308
Other structured finance	95	(35)	(7)
Public finance	191	214	285
Other	(1)	—	(17)
Total insurance contracts before FG VIE consolidation	156	175	569
Effect of consolidating FG VIEs	(30)	(21)	(65)
Total loss and LAE	$126	$154	$504

Loss Expense Reported in
Non-GAAP Operating Income

	Year Ended December 31,
	2014	2013	2012
	(in millions)
U.S. RMBS	$(184)	$8	$369
Other structured finance	76	(36)	(40)
Public finance	188	212	284
Other	(1)	(10)	(17)
Total	$79	$174	$596

Reconciliation of Loss and LAE to Non-GAAP Loss Expense

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Loss and LAE	$126	$154	$504
Credit derivative loss expense	(77)	(1)	28
FG VIE loss expense	30	21	64
Loss expense included in operating income	$79	$174	$596

In 2014, losses incurred were due primarily to U.S. public finance, including Puerto Rico and Detroit, and structured finance, primarily "XXX" life insurance transactions, partially offset by a U.S. RMBS benefit and improvements in some of the Company's insured TruPS transactions. The positive developments in U.S. RMBS were due primarily to the settlement of several R&W claims. Changes in risk-free rates used to discount losses also adversely affected loss expense for long-dated transactions, however this component of loss expense does not reflect actual credit impairment or improvement in the period.

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

In 2012, U.S. RMBS insured transactions generated the majority of the losses, partially offset by R&W recoveries and negotiated loss sharing agreements. The incurred loss in public finance in 2012 was primarily due to the Company's Greek sovereign exposures.

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

Financial Guaranty Insurance
Net Expected Loss to be Expensed
As of December 31, 2014

	In GAAP Reported Income	In Non-GAAP Operating Income
	(in millions)
2015	$33	$45
2016	34	44
2017	27	36
2018	24	31
2019	22	28
2020-2024	79	100
2025-2029	46	55
2030-2034	32	41
After 2034	21	27
Net expected loss to be expensed (1)	318	407
Discount	413	447
Total future value	$731	$854
____________________

(1)	Net expected loss to be expensed for GAAP reported income is different than operating income, a non-GAAP financial measure, by the amount related to consolidated FG VIEs.

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

Except for net estimated credit impairments (i.e., net expected payments), the unrealized gains and losses on credit derivatives are expected to reduce to zero as the exposure approaches its maturity date. Changes in the fair value of the Company’s credit derivatives that do not reflect actual or expected claims or credit losses have no impact on the Company’s statutory claims-paying resources, rating agency capital or regulatory capital positions. Expected losses to be paid in respect of contracts accounted for as credit derivatives are included in the discussion above “—Losses in the Insured Portfolio.”

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

The valuation of the Company’s credit derivative contracts requires the use of models that contain significant, unobservable inputs, and are classified as Level 3 in the fair value hierarchy. The models used to determine fair value are primarily developed internally based on market conventions for similar transactions that the Company observed in the past. There has been very limited new issuance activity in this market over the past three years and as of December 31, 2014, market prices for the Company’s credit derivative contracts were generally not available. Inputs to the estimate of fair value include various market indices, credit spreads, the Company’s own credit spread, and estimated contractual payments. See Note 8, Fair Value Measurement, of the Financial Statements and Supplemental Data.

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

Net Change in Fair Value of Credit Derivatives
Gain (Loss)

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Realized gains on credit derivatives (credit derivative revenues)	$73	$121	$128
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	(50)	(163)	(236)
Realized gains (losses) and other settlements on credit derivatives	23	(42)	(108)
Net change in unrealized gains (losses) on credit derivatives:
Pooled corporate obligations	(18)	(32)	59
U.S. RMBS	814	(69)	(551)
CMBS	2	—	2
Other(1)	2	208	13
Net change in unrealized gains (losses) on credit derivatives	800	107	(477)
Net change in fair value of credit derivatives	$823	$65	$(585)

____________________

(1)	“Other” includes all other U.S. and international asset classes, such as commercial receivables, international infrastructure, international RMBS securities, and pooled infrastructure securities.

Net credit derivative premiums have declined in 2014 and 2013 due primarily to the decline in the net par outstanding to $35.0 billion at December 31, 2014 from $54.5 billion at December 31, 2013 and $70.8 billion at December 31, 2012.

The table below sets out the net par amount of credit derivative contracts that the Company and its counterparties agreed to terminate on a consensual basis.

Net Par and Realized gains (losses) on Credit Derivatives
from Terminations of CDS Contracts

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Net par of terminated CDS contracts	$3,591	$4,054	$2,264
Realized gains (losses) and other settlements	1	21	3

During 2014, unrealized fair value gains were generated primarily in the U.S. RMBS prime first lien, Option ARM and subprime sectors. This is primarily due to a significant unrealized fair value gain in the Option ARM and Alt-A first lien sector of approximately $543 million, as a result of the terminations of three large Alt-A first lien resecuritization transactions and one Option ARM first lien transaction during the period. In addition, there was an unrealized gain of approximately $346 million related to the Company’s refinement of pricing assumptions during the fourth quarter of 2014. In the fourth quarter of 2014, new market indices were published on Option ARM and Alt-A first lien securitizations. As part of the Company’s normal review process the Company reviewed these indices and based upon the collateral make-up, collateral vintage, and collateral loss experience, determined it to be a better market indication for the Company’s Option ARM and Alt-A first lien securitizations. The unrealized fair value gains were partially offset by unrealized fair value losses generated by wider implied net spreads. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC’s and AGM’s name, as the market cost of AGC's and AGM’s credit protection decreased during the period. These transactions were pricing at or above their floor levels (or the minimum rate at which the Company would consider assuming these risks based on historical experience); therefore when the cost of purchasing CDS protection on AGC and AGM, which management refers to as the CDS spread on AGC and AGM, decreased the implied spreads that the Company would expect to receive on these transactions increased.

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

Five-Year CDS Spread
on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of December 31, 2014	As of December 31, 2013	As of December 31, 2012
AGC	323	460	678
AGM	325	525	536

One-Year CDS Spread
on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of December 31, 2014	As of December 31, 2013	As of December 31, 2012
AGC	80	185	270
AGM	85	220	257

Effect of Changes in the Company’s Credit Spread on
Unrealized Gains (Losses) on Credit Derivatives

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Change in unrealized gains (losses) of credit derivatives:
Before considering implication of the Company’s credit spreads	$1,396	$1,374	$798
Resulting from change in the Company’s credit spreads	(596)	(1,267)	(1,275)
After considering implication of the Company’s credit spreads	$800	$107	$(477)

Management believes that the trading level of AGC’s and AGM’s credit spreads is due to the correlation between AGC’s and AGM’s risk profile, the current risk profile of the broader financial markets, and to increased demand for credit protection against AGC and AGM as the result of its financial guaranty volume, as well as the overall lack of liquidity in the CDS market. Offsetting the benefit attributable to AGC’s and AGM’s credit spread were higher credit spreads in the fixed income security markets relative to pre-financial crisis levels. The higher credit spreads in the fixed income security market are due to the lack of liquidity in the high-yield CDO, trust preferred securities CDO ("TruPS CDOs"), and collateralized loan obligation ("CLO") markets as well as continuing market concerns over the 2005-2007 vintages of RMBS.

Interest Expense

For the years ended December 31, 2014 and December 31, 2013, interest expense increased due to the issuance in June 2014 of 5.0% Senior Notes due 2024. For the years ended December 31, 2013 and December 31, 2012, interest expense decreased due to the retirement of the AGUS 8.5% Senior Notes on June 1, 2012. See Note 17, Long-Term Debt and Credit Facilities, of the Financial Statements and Supplementary Data. The following table presents the components of interest expense.

Interest Expense

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Debt issued by AGUS	$36	$23	$31
Debt issued by AGMH	54	54	54
Notes payable by AGM	2	5	7
Total	$92	$82	$92

Provision for Income Tax

Deferred income tax assets and liabilities are established for the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Such temporary differences relate principally to unrealized gains and losses on investments and credit derivatives, FG VIE fair value adjustments, loss and LAE reserve, unearned premium reserve and tax attributes for net operating losses, alternative minimum tax credits and foreign tax credits. As of December 31, 2014 and December 31, 2013, the Company had a net deferred income tax asset of $260 million and $688 million, respectively. As of December 31, 2014, the Company had alternative minimum tax credits of 57 million which do not expire.

Provision for Income Taxes and Effective Tax Rates

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Total provision (benefit) for income taxes	$443	$334	$22
Effective tax rate	28.9%	29.2%	16.5%

The Company’s effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, U.K. subsidiaries taxed at the U.K. blended marginal corporate tax rate of 21.5% unless subject to U.S. tax by election or as a U.S. controlled foreign corporation, and no taxes for the Company’s Bermuda subsidiaries unless subject to U.S tax by election or as a U.S. controlled foreign corporation. The Company’s overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions. In each of the periods presented, the portion of taxable income from each jurisdiction varied. 2013 and 2012 had disproportionate losses and income across jurisdictions, offset by tax-exempt interest, and are the primary reasons for the 29.2% and 16.5% effective tax rates, respectively. See Note 13, Income Taxes, of the Financial Statements and Supplementary Data for more details.

Financial Guaranty Variable Interest Entities

As of December 31, 2014 and 2013, the Company consolidated 32 and 40 VIEs, respectively. The table below presents the effects on reported GAAP income resulting from consolidating these FG VIEs and eliminating their related insurance and investment accounts and, in total, represents a difference between GAAP reported net income and non-GAAP operating income attributable to FG VIEs. The consolidation of FG VIEs has a significant effect on net income and shareholders' equity due to (1) changes in fair value gains (losses) on FG VIE assets and liabilities, (2) the eliminations of premiums and losses related to the AGC and AGM FG VIE liabilities with recourse and (3) the elimination of investment balances related to the Company’s purchase of AGC and AGM insured FG VIE debt. Upon consolidation of a FG VIE, the related insurance and, if applicable, the related investment balances, are considered intercompany transactions and therefore eliminated. See “—Non-GAAP Financial Measures—Operating Income” below and Note 10, Consolidated Variable Interest Entities, of the Financial Statements and Supplementary Data for more details.

Effect of Consolidating FG VIEs on Net Income (Loss)

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Net earned premiums	$(32)	$(60)	$(153)
Net investment income	(11)	(13)	(13)
Net realized investment gains (losses)	(5)	2	4
Fair value gains (losses) on FG VIEs	255	346	191
Other income	(2)	—	—
Loss and LAE	30	21	65
Effect on net income before tax	235	296	94
Less: tax provision (benefit)	82	103	32
Effect on net income (loss)	$153	$193	$62

Fair value gains (losses) on FG VIEs represent the net change in fair value on the consolidated FG VIEs’ assets and liabilities. In 2014, the Company recorded a pre-tax net fair value gain on consolidated FG VIEs of $255 million. The primary driver of this gain, $120 million, was a result of the deconsolidation of seven VIEs. In addition, there was a gain of $37 million resulting from the Company exercising its option to accelerate two second lien RMBS bonds. The remainder of the gain for the period was driven by the price appreciation on the Company's FG VIE assets during the year resulting from improvements in the underlying collateral, as well as large principal paydowns made on the Company's FG VIEs.

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

In 2012, the Company recorded a pre-tax fair value gain on FG VIEs of $191 million. The majority of this gain, approximately $166 million, is a result of a R&W benefit received on several VIE assets as a result of a settlement with Deutsche Bank that closed in 2012. While prices continued to appreciate during the period on the Company's FG VIE assets and liabilities, gains in the year were primarily driven by large principal paydowns made on the Company's FG VIEs.

Expected losses to be paid (recovered) in respect of consolidated FG VIEs were $126 million of expected loss to be paid as December 31, 2014, and $60 million of expected losses to be paid as of December 31, 2013, are included in the discussion of “—Losses in the Insured Portfolio.”

Non-GAAP Financial Measures

To reflect the key financial measures management analyzes in evaluating the Company’s operations and progress towards long-term goals, the Company discusses both measures determined in accordance with GAAP and measures not promulgated in accordance with GAAP (“non-GAAP financial measures”). Although the financial measures identified as non-GAAP should not be considered substitutes for GAAP measures, management considers them key performance indicators and employs them as well as other factors in determining compensation. Non-GAAP financial measures, therefore, provide investors with important information about the key financial measures management utilizes in measuring its business. The primary limitation of non-GAAP financial measures is the potential lack of comparability to those of other companies, which may define non-GAAP measures differently because there is limited literature with respect to such measures. Three of the primary non-GAAP financial measures analyzed by the Company’s senior management are: operating income, adjusted book value and PVP.

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

The following paragraphs define each non-GAAP financial measure and describe why it is useful. A reconciliation of the non-GAAP financial measure and the most directly comparable GAAP financial measure, is also presented below.

Operating Income

Reconciliation of Net Income (Loss)
to Operating Income

	Year Ended December 31,
	2014	2013	2012

Net income (loss)	$1,088	$808	$110
Less after-tax adjustments:
Realized gains (losses) on investments	(34)	40	(4)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	500	(40)	(486)
Fair value gains (losses) on CCS	(7)	7	(12)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(15)	(1)	15
Effect of consolidating FG VIEs	153	193	62
Operating income	$491	$609	$535

Effective tax rate on operating income	29.0%	26.7%	25.0%

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

Reconciliation of Shareholders’ Equity
to Adjusted Book Value

	As of December 31, 2014		As of December 31, 2013
	Total	Per Share	Total	Per Share
	(dollars in millions, except per share amounts)
Shareholders’ equity	$5,758	$36.37	$5,115	$28.07
Less after-tax adjustments:
Effect of consolidating FG VIEs	(44)	(0.28)	(172)	(0.95)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(527)	(3.33)	(1,052)	(5.77)
Fair value gains (losses) on CCS	23	0.14	30	0.16
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	373	2.36	145	0.80
Operating shareholders’ equity	5,933	37.48	6,164	33.83
After-tax adjustments:
Less: Deferred acquisition costs	156	0.99	161	0.88
Plus: Net present value of estimated net future credit derivative revenue	109	0.69	146	0.80
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	2,609	16.48	2,884	15.83
Adjusted book value	$8,495	$53.66	$9,033	$49.58

As of December 31, 2014, shareholders’ equity increased to $5.8 billion from $5.1 billion at December 31, 2013 due to net income and an increase in fair value of the available-for-sale portfolio in 2014, partially offset by share repurchases and dividends. Operating shareholders' equity decreased due primarily to share repurchases and dividends in 2014, which was partially offset by positive operating income. Adjusted book value decreased due mainly to share repurchases and dividends. Operating shareholders' equity per share and adjusted book value per share increased due primarily to the repurchase of 24.4 million common shares in 2014.

     Management believes that operating shareholders’ equity is a useful measure because it presents the equity of the Company with all financial guaranty contracts accounted for on a more consistent basis and excludes fair value adjustments that are not expected to result in economic gain or loss. Many investors, analysts and financial news reporters use operating shareholders’ equity as the principal financial measure for valuing AGL’s current share price or projected share price and also as the basis of their decision to recommend, buy or sell AGL’s common shares. Many of the Company’s fixed income investors also use operating shareholders’ equity to evaluate the Company’s capital adequacy. Operating shareholders’ equity is the basis of the calculation of adjusted book value (see below). Operating shareholders’ equity is defined as shareholders’ equity attributable to Assured Guaranty Ltd., as reported under GAAP, adjusted for the following:

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

PVP or Present Value of New Business Production

Reconciliation of PVP to Gross Written Premiums

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Total PVP	$168	$141	$210
Less: Financial guaranty installment premium PVP	42	26	45
Total: Financial guaranty upfront gross written premiums	126	115	165
Plus: Financial guaranty installment gross written premiums and other GAAP adjustments	(22)	8	88
Total gross written premiums	$104	$123	$253

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

Insured Portfolio

The following tables present the insured portfolio by asset class net of cessions to reinsurers. It includes all financial guaranty contracts outstanding as of the dates presented, regardless of the form written (i.e., credit derivative form or traditional financial guaranty insurance form) or the applicable accounting model (i.e., insurance, derivative or VIE consolidation).

Net Par Outstanding and Average Internal Rating by Sector

	As of December 31, 2014		As of December 31, 2013
Sector	Net Par Outstanding	Avg. Rating	Net Par Outstanding	Avg. Rating
	(dollars in millions)
Public finance:
U.S.:
General obligation	$140,276	A	$155,277	A+
Tax backed	62,525	A	66,824	A+
Municipal utilities	52,090	A	56,324	A
Transportation	27,823	A	30,830	A
Healthcare	14,848	A	16,132	A
Higher education	13,099	A	14,071	A
Infrastructure finance	4,181	BBB	4,114	BBB
Housing	2,779	A+	3,386	A+
Investor-owned utilities	944	A-	991	A-
Other public finance—U.S.	3,558	A	4,232	A
Total public finance—U.S.	322,123	A	352,181	A
Non-U.S.:
Infrastructure finance	12,808	BBB	14,703	BBB
Regulated utilities	10,914	BBB+	11,205	BBB+
Pooled infrastructure	2,420	AA	2,520	A
Other public finance—non-U.S.	5,217	A	5,570	A
Total public finance—non-U.S.	31,359	BBB+	33,998	BBB+
Total public finance	353,482	A	386,179	A
Structured finance:
U.S.:
Pooled corporate obligations	20,646	AAA	31,325	AAA
RMBS	9,417	BBB-	13,721	BBB-
Insurance securitizations	3,433	A-	3,035	A-
Financial products	2,276	AA-	2,709	AA-
Consumer receivables	2,099	BBB+	2,198	BBB+
CMBS and other commercial real estate related exposures	1,957	AAA	3,952	AAA
Commercial receivables	560	BBB+	911	A-
Structured credit	69	BB	69	BB
Other structured finance—U.S.	714	AA	987	A-
Total structured finance—U.S.	41,171	AA-	58,907	AA-
Non-U.S.:
Pooled corporate obligations	6,604	AA+	11,058	AAA
Commercial receivables	944	BBB	1,263	BBB+
RMBS	794	A	1,146	AA-
Structured credit	9	BBB+	176	BBB
Other structured finance—non-U.S.	725	AA	378	AAA
Total structured finance—non-U.S.	9,076	AA	14,021	AA+
Total structured finance	50,247	AA-	72,928	AA
Total net par outstanding	$403,729	A	$459,107	A

The December 31, 2014 and 2013 amounts above include $26.3 billion and $38.1 billion, respectively, of AGM structured finance net par outstanding. AGM has not insured a mortgage-backed transaction since January 2008 and announced in August 2008 that it would no longer issue new policies on structured finance obligations. The structured finance transactions that remain in AGM’s insured portfolio have an average internal rating by the Company of double-A. Management expects AGM’s structured finance portfolio to run-off rapidly: 30% by year-end 2015, 73% by year end 2017, and 81% by year-end 2019.

The following tables set forth the Company’s net financial guaranty portfolio by internal rating.

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2014

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$4,082	1.3%	$615	2.0%	$20,037	48.7%	$5,409	59.6%	$30,143	7.5%
AA	90,464	28.1	2,785	8.9	8,213	19.9	503	5.5	101,965	25.3
A	176,298	54.7	7,192	22.9	2,940	7.1	445	4.9	186,875	46.3
BBB	43,429	13.5	19,363	61.7	1,795	4.4	1,912	21.1	66,499	16.4
BIG	7,850	2.4	1,404	4.5	8,186	19.9	807	8.9	18,247	4.5
Net par outstanding (1)	$322,123	100.0%	$31,359	100.0%	$41,171	100.0%	$9,076	100.0%	$403,729	100.0%
_____________________

(1)	Excludes $1.3 billion in loss mitigation securities insured and held by the Company as of December 31, 2014, which are primarily in the BIG category.

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2013

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$4,998	1.4%	$1,016	3.0%	$32,317	54.9%	$9,684	69.1%	$48,015	10.5%
AA	107,503	30.5	422	1.2	9,431	16.0	577	4.1	117,933	25.7
A	192,841	54.8	9,453	27.9	2,580	4.4	742	5.3	205,616	44.8
BBB	37,745	10.7	21,499	63.2	3,815	6.4	1,946	13.9	65,005	14.1
BIG	9,094	2.6	1,608	4.7	10,764	18.3	1,072	7.6	22,538	4.9
Net par outstanding (1)	$352,181	100.0%	$33,998	100.0%	$58,907	100.0%	$14,021	100.0%	$459,107	100.0%
_____________________

(1)	Excludes $1.2 billion in loss mitigation securities insured and held by the Company as of December 31, 2013, which are primarily in the BIG category.

The tables below show the Company's ten largest U.S. public finance, U.S. structured finance and non-U.S. exposures by revenue source, excluding related authorities and public corporations, as of December 31, 2014:

Ten Largest U.S. Public Finance Exposures
by Revenue Source
As of December 31, 2014

	Net Par Outstanding	Percent of Total U.S. Public Finance Net Par Outstanding	Rating
	(dollars in millions)
New Jersey (State of)	$3,947	1.2%	A-
California (State of)	3,222	1.0%	A-
New York (City of) New York	2,530	0.8%	AA-
Massachusetts (Commonwealth of)	2,230	0.7%	AA
Illinois (State of)	2,193	0.7%	A-
New York (State of)	2,146	0.7%	A+
Miami-Dade County Florida Aviation Authority - Miami International Airport	2,144	0.7%	A
Chicago (City of) Illinois	2,108	0.7%	BBB+
Puerto Rico General Obligation, Appropriations and Guarantees of the Commonwealth	1,823	0.6%	BB
Los Angeles, California Unified School District	1,777	0.6%	AA-
Total of top ten U.S. public finance exposures	$24,120	7.7%

Ten Largest U.S. Structured Finance Exposures
As of December 31, 2014

	Net Par Outstanding	Percent of Total U.S. Structured Finance Net Par Outstanding	Rating
	(dollars in millions)
Fortress Credit Opportunities I, LP.	$1,217	3.0%	AA
Private Other Structured Finance Transaction	800	1.9%	AA
Stone Tower Credit Funding	790	1.9%	AAA
Synthetic Investment Grade Pooled Corporate CDO	767	1.9%	AAA
Synthetic Investment Grade Pooled Corporate CDO	763	1.9%	AAA
Synthetic Investment Grade Pooled Corporate CDO	745	1.8%	AAA
Synthetic Investment Grade Pooled Corporate CDO	666	1.6%	AAA
Synthetic Investment Grade Pooled Corporate CDO	655	1.6%	AAA
Synthetic Investment Grade Pooled Corporate CDO	516	1.3%	AAA
Private US Insurance Securitization	500	1.2%	AA
Total of top ten U.S. structured finance exposures	$7,419	18.1%

Ten Largest Non-U.S. Exposures
As of December 31, 2014

	Country	Net Par Outstanding	Percent of Total Non-U.S. Net Par Outstanding	Rating
		(dollars in millions)
Quebec Province	Canada	$2,366	5.9%	A+
Thames Water Utility Finance PLC	United Kingdom	1,438	3.6%	A-
Channel Link Enterprises Finance PLC	France, United Kingdom	908	2.2%	BBB
Southern Gas Networks PLC	United Kingdom	902	2.2%	BBB
Societe des Autoroutes du Nord et de l'Est de France S.A.	France	811	2.0%	BBB+
Capital Hospitals (Issuer) PLC	United Kingdom	786	1.9%	BBB-
Sydney Airport Finance Company	Australia	748	1.9%	BBB
International Infrastructure Pool	United Kingdom	728	1.8%	AA
Southern Water Services Limited	United Kingdom	691	1.7%	A-
International Infrastructure Pool	United Kingdom	656	1.6%	AA
Total of top ten non-U.S. exposures		$10,034	24.8%

Financial Guaranty Portfolio by Geographic Area

The following table sets forth the geographic distribution of the Company's financial guaranty portfolio.

Geographic Distribution
of Financial Guaranty Portfolio
As of December 31, 2014

	Number of Risks	Net Par Outstanding	Percent of Total Net Par Outstanding
		(dollars in millions)
U.S.:
U.S. Public Finance:
California	1,465	$50,668	12.6%
Pennsylvania	1,009	26,173	6.5
New York	995	26,044	6.5
Texas	1,239	25,449	6.3
Illinois	830	22,825	5.7
Florida	384	19,470	4.8
New Jersey	602	13,558	3.4
Michigan	668	12,739	3.2
Georgia	192	8,217	2.0
Ohio	507	7,818	1.9
Other states and U.S. territories	4,174	109,162	27.0
Total U.S. public finance	12,065	322,123	79.9
U.S. Structured finance (multiple states)	839	41,171	10.2
Total U.S.	12,904	363,294	90.1
Non-U.S.:
United Kingdom	114	19,856	4.9
Australia	26	4,121	1.0
Canada	10	3,526	0.9
France	20	2,820	0.7
Italy	9	1,501	0.4
Other	78	8,611	2.0
Total non-U.S.	257	40,435	9.9
Total	13,161	$403,729	100.0%

Selected European Exposure

 Several European countries have experienced significant economic, fiscal and / or political strains such that the likelihood of default on obligations with a nexus to those countries may be higher than the Company anticipated when such factors did not exist. The Company has identified those European countries where it has exposure and where it believes heightened uncertainties exist to be: Hungary, Italy, Portugal and Spain (the “Selected European Countries”). The Company selected these European countries based on its view that their credit fundamentals have weakened as a result of the global financial crisis, as well as on published reports identifying countries that may be experiencing reduced demand for their sovereign debt in the current environment. Previously the Company had included Ireland on this list, but the Company removed it during third quarter 2014 because of Ireland's strengthening economic performance and improving prospects; in 2014, Ireland's long-term foreign currency rating was upgraded one notch by S&P (to ‘A-’) and three notches by Moody’s (to ‘Baa1’). The Company has in the past also included Greece on the list, but the Company no longer has any meaningful exposure to Greece. See “—Selected European Countries” below for an explanation of the circumstances in each country leading the Company to select that country for further discussion.

 Direct Economic Exposure to the Selected European Countries

The Company’s direct economic exposure to the Selected European Countries (based on par for financial guaranty contracts and notional amount for financial guaranty contracts accounted for as derivatives) is shown in the following tables, both gross and net of ceded reinsurance:

Gross Direct Economic Exposure
to Selected European Countries(1)
As of December 31, 2014

	Hungary	Italy	Portugal	Spain	Total
	(in millions)
Sovereign and sub-sovereign exposure:
Non-infrastructure public finance (2)	$—	$1,174	$103	$384	$1,661
Infrastructure finance	334	14	11	137	496
Total sovereign and sub-sovereign exposure	334	1,188	114	521	2,157
Non-sovereign exposure:
Regulated utilities	—	239	—	—	239
RMBS	195	323	—	—	518
Total non-sovereign exposure	195	562	—	—	757
Total	$529	$1,750	$114	$521	$2,914
Total BIG	$451	$—	$114	$521	$1,086

Net Direct Economic Exposure
to Selected European Countries(1)
As of December 31, 2014

	Hungary	Italy	Portugal	Spain	Total
	(in millions)
Sovereign and sub-sovereign exposure:
Non-infrastructure public finance(2)	$—	$878	$91	$239	$1,208
Infrastructure finance	313	13	11	135	472
Total sovereign and sub-sovereign exposure	313	891	102	374	1,680
Non-sovereign exposure:
Regulated utilities	—	220	—	—	220
RMBS	186	267	—	—	453
Total non-sovereign exposure	186	487	—	—	673
Total	$499	$1,378	$102	$374	$2,353
Total BIG	$424	$—	$102	$374	$900
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

The tables above include the par amount of financial guaranty contracts accounted for as derivatives of $120 million with a fair value of $4 million, net of reinsurance. The Company’s credit derivative transactions are governed by ISDA documentation, and the Company is required to make a loss payment on them only upon the occurrence of one or more defined credit events with respect to the referenced securities or loans.

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

The Company’s pooled corporate obligations with indirect exposure to Selected European Countries are highly diversified in terms of obligors and, except in the case of TruPS CDOs or transactions backed by perpetual preferred securities, highly diversified in terms of industry. Most pooled corporate obligations are structured to limit exposure to any given obligor and any given non-U.S. country or region and generally benefit from embedded credit enhancement which allows a transaction a certain level of losses in the underlying collateral without causing the Company to pay a claim. The Company’s commercial receivable transactions with indirect exposure to Selected European Countries are rail car lease transactions and aircraft lease transactions where some of the lessees have a nexus with the Selected European Countries. Like the pooled corporate transactions, the commercial receivable transactions generally benefit from embedded credit enhancement which allows a transaction a certain level of losses in the underlying collateral without causing the Company to pay a claim.

The Company calculates indirect exposure to a country by multiplying the par amount of a transaction insured by the Company times the percent of the relevant collateral pool reported as having a nexus to the country. On that basis, the Company has calculated exposure of $418 million to Selected European Countries (plus Greece) in transactions with $11.6 billion of net par outstanding. The indirect exposure to credits with a nexus to Greece is $12 million across several highly rated pooled corporate obligations with net par outstanding of $864 million.

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

The Republic of Hungary is rated “BB” and “Ba1” by S&P and Moody’s, respectively. The country continues to face significant economic and political challenges. The Company’s sovereign and sub-sovereign exposure to Hungarian credits includes an infrastructure financing dependent on payments by government agencies. The Company rates this exposure ($313 million net par) BIG. The Company is closely monitoring developments with respect to the ability and willingness of these entities to meet their payment obligations. The Company’s non-sovereign exposure to Hungary comprises covered mortgage bonds issued by Hungarian banks. The Company rates $111 million net par of the covered bonds BIG.

The Kingdom of Spain is rated “BBB” by S&P and “Baa2” by Moody’s. The country’s economy has improved during 2014, however, the strength of the recovery is uncertain given both domestic and external challenges. The Company’s sovereign and sub-sovereign exposure to Spanish credits includes infrastructure financings dependent on payments by sub-sovereigns and government agencies, financings dependent on lease and other payments by sub-sovereigns and government agencies, and an issuance by a regulated utility. The Company rates all ($374 million aggregate net par) of its exposure to sovereign and sub-sovereign credits in Spain BIG. The Company is closely monitoring developments with respect to the ability and willingness of these entities to meet their payment obligations.

The Republic of Portugal is rated “BB” and “Ba1” by S&P and Moody's, respectively. Portugal’s economy has exhibited some improvement but continues to face significant challenges ahead, including meeting budget deficit targets while achieving sustainable growth. The Company’s exposure to sovereign and sub-sovereign Portuguese credits includes financings dependent on lease payments by sub-sovereigns and government agencies and infrastructure financings dependent on payments by sub-sovereigns and government agencies. The Company rates four of these transactions ($102 million aggregate net par) BIG. The Company is closely monitoring developments with respect to the ability and willingness of these entities to meet their payment obligations.

The Republic of Italy is rated “BBB-” and “Baa2” by S&P and Moody’s, respectively. S&P downgraded Italy from “BBB” on December 5, 2014 due to the country’s weak economic prospects, which continue to undermine public debt dynamics. The Company’s sovereign and sub-sovereign exposure to Italy depends on payments by Italian governmental entities in connection with infrastructure financings or for services already rendered. The Company’s non-sovereign Italian exposure is comprised primarily of securities backed by Italian residential mortgages or in one case a government-sponsored water utility. The Company is closely monitoring the ability and willingness of these obligors to make timely payments on their obligations.

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

Exposure to Puerto Rico

The Company insures general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $4.9 billion net par as of December 31, 2014. The Company rates $4.7 billion net par of that amount BIG; included in that amount are the obligations of Puerto Rico Highway and Transportation Authority (“PRHTA”) (transportation), Puerto Rico Electric Power Authority (“PREPA”), and PRHTA (highway).

Puerto Rico has experienced significant general fund budget deficits in recent years. These deficits have been covered primarily with the net proceeds of bond issuances, interim financings provided by GDB and, in some cases, one-time revenue measures or expense adjustment measures. In addition to high debt levels, Puerto Rico faces a challenging economic environment.

In June 2014, the Puerto Rico legislature passed the Recovery Act in order to provide a legislative framework for certain public corporations experiencing severe financial stress to restructure their debt, including PRHTA and PREPA. Subsequently, the Commonwealth stated PREPA might need to seek relief under the Recovery Act due to liquidity constraints, and disclosed PREPA had utilized approximately $42 million on deposit in its reserve account in order to pay debt service due on its bonds on July 1, 2014.

In August 2014, PREPA entered into forbearance agreements with the GDB, its bank lenders, and bondholders and financial guaranty insurers (including AGM and AGC) that hold or guarantee more than 60% of PREPA's outstanding bonds, in order to address its near-term liquidity issues. Creditors, including AGM and AGC, agreed not to exercise available rights and remedies until March 31, 2015, and the bank lenders agreed to extend the maturity of two revolving lines of credit to the same date. PREPA agreed it would continue to make principal and interest payments on its outstanding bonds, and interest payments on its lines of credit. It also agreed it would develop a five year business plan and a recovery program in respect of its operations; a preliminary business plan was released in December 2014. Creditors, including AGM and AGC, have begun discussions among themselves and with PREPA regarding potentially extending the forbearance agreements beyond March 31, 2015, but there can be no assurance that such discussions will result in such an extension.

Investors in bonds issued by PREPA had filed suit in the United States District Court for the District of Puerto Rico asserting the Recovery Act violates the U.S. Constitution. On February 6, 2015, the U.S. District Court for the District of Puerto Rico ruled the Recovery Act is preempted by the U.S. Bankruptcy Code and is therefore void; on February 19, 2015, the Commonwealth appealed the ruling to the U.S. Court of Appeals for the First Circuit. In addition, the Commonwealth's Resident Commissioner has introduced a bill to the U.S. Congress that, if passed, would enable the Commonwealth to authorize one or more of its public corporations to restructure their debts under chapter 9 of the U.S Bankruptcy Code if they were to become insolvent. The passage of the Recovery Act, its subsequent invalidation, and the introduction of legislation that would enable the Commonwealth to authorize chapter 9 protection for its public corporations have resulted in uncertainty among investors about the rights of creditors of the Commonwealth and its related authorities and public corporations.

Following the enactment of the Recovery Act, S&P, Moody’s and Fitch Ratings lowered the credit rating of the Commonwealth’s bonds and the ratings on certain of its public corporations. In February 2015, S&P and Moody’s each again lowered the credit rating of the Commonwealth's bonds and the ratings on certain of its public corporations. The Commonwealth has disclosed its liquidity has been adversely affected by rating agency downgrades and by the limited market access for its debt, and also noted it has relied on short-term financings and interim loans from the GDB and other private lenders, which reliance has constrained its liquidity and increased its near-term refinancing risk.

In December 2014, Puerto Rico's legislature approved a bill designed to stabilize PRHTA and improve the liquidity of the GDB. Signed by the governor on January 15, 2015, the legislation provides for certain tax revenues that would support PRHTA and require the transfer of certain liabilities and revenues from PHRTA to another authority, as well as requiring the transfer of the operations of poorly performing transit facilities to a new authority.

Net Exposure to Puerto Rico
As of December 31, 2014

	Net Par Outstanding
	AGM Consolidated	AGC Consolidated	AG Re (1) Consolidated	Eliminations (2)	Total Net Par Outstanding	Gross Par Outstanding	Internal Rating
	(in millions)
Exposures subject to the Now Voided Recovery Act (3):
PRHTA (Transportation revenue)	$303	$392	$229	$(80)	$844	$912	BB-
PREPA	464	53	255	—	772	1,006	B-
Puerto Rico Aqueduct and Sewer Authority	—	288	96	—	384	384	BB-
PRHTA (Highway revenue)	197	24	52	—	273	582	BB
Puerto Rico Convention Center District Authority	—	87	87	—	174	174	BB-
Total	964	844	719	(80)	2,447	3,058

Exposures not subject to the Now Voided Recovery Act:
Commonwealth of Puerto Rico - General Obligation Bonds	749	417	506	—	1,672	1,844	BB
Puerto Rico Municipal Finance Agency	223	44	132	—	399	656	BB-
Puerto Rico Sales Tax Financing Corporation	261	—	8	—	269	269	BBB
Puerto Rico Public Buildings Authority	18	41	41	—	100	156	BB
GDB	—	33	—	—	33	33	BB
Puerto Rico Infrastructure Finance Authority (“PRIFA”)	—	10	8	—	18	18	BB-
University of Puerto Rico	—	1	—	—	1	1	BB-
Total	1,251	546	695	—	2,492	2,977
Total net exposure to Puerto Rico	$2,215	$1,390	$1,414	$(80)	$4,939	$6,035
 ___________________

(1)	Assured Guaranty Re Ltd.

(2)
Net par outstanding eliminations relate to second-to-pay policies under which an Assured Guaranty insurance subsidiary guarantees an obligation already insured by another Assured Guaranty insurance subsidiary.

(3)
On February 6, 2015, the U.S. District Court for the District of Puerto Rico ruled that the Recovery Act is preempted by the Federal Bankruptcy Code and is therefore void. On February 19, 2015, the Commonwealth appealed the ruling to the U.S. Court of Appeals for the First Circuit.

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

Amortization Schedule
of Net Par Outstanding of Puerto Rico
As of December 31, 2014

	Scheduled Net Par Amortization
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025 -2029	2030 -2034	2035 -2039	2040 -2044	2045 -2047	Total
	(in millions)
Exposures subject to the Now Voided Recovery Act:
PRHTA (Transportation revenue)	$22	$29	$32	$39	$26	$21	$16	$17	$17	$1	$128	$137	$281	$78	$—	$844
PREPA	73	19	4	4	24	40	20	19	78	74	300	113	4	—	—	772
Puerto Rico Aqueduct and Sewer Authority	14	15	—	—	—	—	—	—	—	—	109	—	—	—	246	384
PRHTA (Highway revenue)	6	10	5	5	11	12	15	6	7	7	20	114	55	—	—	273
Puerto Rico Convention Center District Authority	11	11	—	—	—	—	—	—	—	—	19	76	57	—	—	174
Total	126	84	41	48	61	73	51	42	102	82	576	440	397	78	246	2,447

Exposures not subject to the Now Voided Recovery Act:
Commonwealth of Puerto Rico - General Obligation Bonds	109	127	95	64	82	137	16	37	14	66	278	381	266	—	—	1,672
Puerto Rico Municipal Finance Authority	51	48	41	43	39	35	30	30	16	12	52	2	—	—	—	399
Puerto Rico Sales Tax Financing Corporation	(1)	(1)	(1)	(1)	(1)	(1)	(2)	(2)	1	0	(10)	34	(1)	255	—	269
Puerto Rico Public Buildings Authority	12	8	30	—	5	10	12	0	8	0	10	3	2	—	—	100
GDB	33	—	—	—	—	—	—	—	—	—	—	—	—	—	—	33
PRIFA	—	—	—	2	—	—	—	—	2	—	—	—	2	12	—	18
University of Puerto Rico	0	0	0	0	0	0	0	0	0	0	0	1	—	—	—	1
Total	204	182	165	108	125	181	56	65	41	78	330	421	269	267	—	2,492
Total net par for Puerto Rico	$330	$266	$206	$156	$186	$254	$107	$107	$143	$160	$906	$861	$666	$345	$246	$4,939

Amortization Schedule
of Net Debt Service Outstanding of Puerto Rico
As of December 31, 2014

	Scheduled Net Debt Service Amortization
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025 -2029	2030 -2034	2035 -2039	2040 -2044	2045 -2047	Total
	(in millions)
Exposures subject to the Now Voided Recovery Act:
PRHTA (Transportation revenue)	$66	$72	$73	$79	$64	$57	$51	$51	$51	$34	$280	$257	$338	$84	$—	$1,557
PREPA	109	51	36	35	55	70	48	47	104	97	365	125	5	—	—	1,147
Puerto Rico Aqueduct and Sewer Authority	34	34	18	18	18	18	18	18	18	18	186	63	63	63	271	858
PRHTA (Highway revenue)	21	24	19	19	24	24	27	17	18	18	68	148	59	—	—	486
Puerto Rico Convention Center District Authority	19	18	7	7	7	7	7	7	7	7	52	103	61	—	—	309
Total	249	199	153	158	168	176	151	140	198	174	951	696	526	147	271	4,357

Exposures not subject to the Now Voided Recovery Act:
Commonwealth of Puerto Rico - General Obligation Bonds	195	208	170	133	149	200	71	91	67	119	492	529	295	—	—	2,719
Puerto Rico Municipal Finance Authority	70	66	57	56	50	44	38	36	20	15	59	3	—	—	—	514
Puerto Rico Sales Tax Financing Corporation	13	13	13	13	13	13	13	13	16	15	63	106	63	283	—	650
Puerto Rico Public Buildings Authority	17	12	34	3	7	13	14	1	9	1	12	5	4	—	—	132
GDB	36	—	—	—	—	—	—	—	—	—	—	—	—	—	—	36
PRIFA	1	1	1	3	1	1	1	1	3	1	3	3	5	13	—	38
University of Puerto Rico	0	0	0	0	0	0	0	0	0	0	0	1	—	—	—	1
Total	332	300	275	208	220	271	137	142	115	151	629	647	367	296	—	4,090
Total net debt service for Puerto Rico	$581	$499	$428	$366	$388	$447	$288	$282	$313	$325	$1,580	$1,343	$893	$443	$271	$8,447

Financial Guaranty Portfolio by Issue Size

The Company seeks broad coverage of the market by insuring and reinsuring small and large issues alike. The following table sets forth the distribution of the Company's portfolio by original size of the Company's exposure.

Public Finance Portfolio by Issue Size
As of December 31, 2014

Original Par Amount Per Issue	Number of Issues	Net Par Outstanding	% of Public Finance Net Par Outstanding
	(dollars in millions)
Less than $10 million	16,595	$46,971	13.3%
$10 through $50 million	6,173	105,720	29.9
$50 through $100 million	1,202	63,564	18.0
$100 million to $200 million	517	55,899	15.8
$200 million or greater	307	81,328	23.0
Total	24,794	$353,482	100.0%

Structured Finance Portfolio by Issue Size
As of December 31, 2014

Original Par Amount Per Issue	Number of Issues	Net Par Outstanding	% of Structured Finance Net Par Outstanding
	(dollars in millions)
Less than $10 million	235	$121	0.2%
$10 through $50 million	428	4,821	9.6
$50 through $100 million	119	4,300	8.6
$100 million to $200 million	175	10,531	21.0
$200 million or greater	192	30,474	60.6
Total	1,149	$50,247	100.0%

Exposure to Residential Mortgage-Backed Securities

The tables below provide information on the risk ratings and certain other risk characteristics of the Company’s financial guaranty insurance and credit derivative RMBS exposures as of December 31, 2014. U.S. RMBS exposures represent 2% of the total net par outstanding, and BIG U.S. RMBS represent 31% of total BIG net par outstanding. The tables presented provide information with respect to the underlying performance indicators of this book of business. See Note 6, Expected Loss to be Paid, of the Financial Statements and Supplementary Data, for a discussion of expected losses to be paid on U.S. RMBS exposures.

Distribution of U.S. RMBS by Rating and Type of Exposure as of December 31, 2014

Ratings:	Prime First Lien	Closed-End Second Lien	HELOC	Alt-A First Lien	Option ARMs	Subprime First Lien	Total Net Par Outstanding
	(dollars in millions)
AAA	$1	$—	$8	$314	$46	$1,306	$1,675
AA	84	83	66	361	147	927	1,667
A	6	0	—	—	0	107	114
BBB	28	—	107	16	31	136	319
BIG	353	134	1,557	1,841	183	1,575	5,643
Total exposures	$472	$218	$1,738	$2,532	$407	$4,051	$9,417

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of December 31, 2014

Year insured:	Prime First Lien	Closed End Second Lien	HELOC	Alt-A First Lien	Option ARM	Subprime First Lien	Total Net Par Outstanding
	(in millions)
2004 and prior	$18	$0	$149	$65	$21	$1,087	$1,340
2005	150	—	471	476	40	192	1,328
2006	81	51	505	290	52	935	1,913
2007	223	166	614	1,263	252	1,768	4,286
2008	—	—	—	438	43	70	550
Total exposures	$472	$218	$1,738	$2,532	$407	$4,051	$9,417

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

Exposure by Reinsurer

	Ratings at		Par Outstanding (1)
	February 24, 2015		As of December 31, 2014
Reinsurer	Moody’s Reinsurer Rating	S&P Reinsurer Rating	Ceded Par Outstanding	Second-to- Pay Insured Par Outstanding	Assumed Par Outstanding
	(dollars in millions)
American Overseas Reinsurance Company Limited (f/k/a Ram Re)	WR (2)	WR	$6,727	$—	$30
Tokio Marine & Nichido Fire Insurance Co., Ltd.	Aa3 (3)	AA- (3)	5,276	—	—
Radian Asset (6)	Ba1	B+	4,104	21	671
Syncora Guarantee Inc.	WR	WR	3,715	1,514	161
Mitsui Sumitomo Insurance Co. Ltd.	A1	A+ (3)	2,033	—	—
ACA Financial Guaranty Corp.	NR (5)	WR	746	2	—
Swiss Reinsurance Co.	Aa3	AA-	93	—	—
Ambac Assurance Corporation	WR	WR	82	4,930	14,342
National Public Finance Guarantee Corporation	A3	AA-	—	6,210	5,894
MBIA	(4)	(4)	—	2,613	587
Financial Guaranty Insurance Co.	WR	WR	—	2,074	834
Ambac Assurance Corp. Segregated Account	NR	NR	—	109	956
CIFG Assurance North America Inc.	WR	WR	—	102	4,365
Other	Various	Various	199	894	46
Total			$22,975	$18,469	$27,886
____________________

(1)	Includes par related to insured credit derivatives.

(2)    Represents “Withdrawn Rating.”

(3)    The Company has structural collateral agreements satisfying the triple-A credit requirement of S&P and/or Moody’s.

(4)	MBIA includes subsidiaries MBIA Insurance Corp. rated B by S&P and B2 by Moody's and MBIA U.K. Insurance Ltd. rated B by S&P and Ba2 by Moody’s.

(5)	Represents “Not Rated.”

(6)	On December 22, 2014, the Company entered into an agreement to purchase all of the issued and outstanding capital stock of Radian Asset.

In accordance with U.S. statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. All of the unauthorized reinsurers in the table above are required to post collateral for the benefit of the Company in an amount at least equal to the sum of their ceded unearned premium reserve, loss reserves and contingency reserves all calculated on a statutory basis of accounting. In addition, certain authorized reinsurers in the table above post collateral on terms negotiated with the Company. Collateral may be in the form of letters of credit or trust accounts. The total collateral posted by all non-affiliated reinsurers as of December 31, 2014 is approximately $610 million.

Liquidity and Capital Resources

Liquidity Requirements and Sources

AGL and its Holding Company Subsidiaries

The liquidity of AGL, AGUS and AGMH is largely dependent on dividends from their operating subsidiaries and their access to external financing. The liquidity requirements of these entities include the payment of operating expenses, interest on debt issued by AGUS and AGMH, and dividends on AGL's common shares. AGL and its holding company subsidiaries may also require liquidity to make periodic capital investments in their operating subsidiaries or, in the case of AGL, to repurchase its common shares pursuant to its share repurchase authorization. In the ordinary course of business, the Company evaluates its liquidity needs and capital resources in light of holding company expenses and dividend policy, as well as rating agency considerations. The Company also subjects its cash flow projections and its assets to a stress test, maintaining a liquid asset balance of one time its stressed operating company net cash flows. Management believes that AGL will have sufficient liquidity to satisfy its needs over the next twelve months. See “Insurance Company Regulatory Restrictions” below for a discussion of the dividend restrictions of its insurance company subsidiaries.

AGL and Holding Company Subsidiaries
Significant Cash Flow Items

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Dividends paid by AGC to AGUS	$69	$67	$55
Dividends paid by AGM to AGMH	160	163	30
Dividends paid by AG Re to AGL	82	144	151
Dividends paid by other subsidiaries to AGMH	10	—	—
Repayment of surplus note by AGM to AGMH	50	50	50
Proceeds from issuance of common shares	—	—	173
Dividends paid to AGL shareholders	(76)	(75)	(69)
Repurchases of common shares (1)	(590)	(264)	(24)
Interest paid	(83)	(70)	(77)
Acquisition of MAC, net of cash acquired	—	—	(91)
Loans from subsidiaries	—	—	173
Net proceeds from issuance of long-term debt	495	—	—
Payment of long-term debt	—	(7)	(173)
____________________

(1)	As of December 31, 2014 and February 26, 2015, on a settlement date basis, the remaining authorization for share repurchases was $210 million and $118 million, respectively.

Dividends From Subsidiaries

The Company anticipates that for the next twelve months, amounts paid by AGL’s direct and indirect insurance company subsidiaries as dividends or other distributions will be a major source of its liquidity. The insurance company subsidiaries’ ability to pay dividends depends upon their financial condition, results of operations, cash requirements, and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their states of domicile. Dividend restrictions applicable to AGC and AGM, and to AG Re, are described under Note 12, Insurance Company Regulatory Requirements of the Financial Statements and Supplementary Data.

•
Under New York insurance law, AGM may only pay dividends out of "earned surplus", which is the portion of a company's surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to shareholders as dividends or transferred to stated capital or capital surplus, or applied to other purposes permitted by law, but does not include unrealized appreciation of assets. AGM may pay dividends without the prior approval of the the New York Superintendent of Financial Services ("New York Superintendent") that, together with all dividends declared or distributed by it during the preceding 12 months, does not exceed the lesser of 10% of its policyholders' surplus (as of the last annual or quarterly statement filed with the New York Superintendent) or 100% of its adjusted net investment income during that period. The maximum amount available during 2015 for AGM to distribute as dividends without regulatory approval after giving effect to dividends paid in the prior 12 months is estimated to be approximately $227 million, of which approximately $67 million is available for distribution in the first quarter of 2015.

•
Under Maryland's insurance law, AGC may, with prior notice to the Maryland Insurance Commissioner, pay an ordinary dividend that, together with all dividends paid in the prior 12 months, does not exceed 10% of its policyholders' surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. The maximum amount available during 2015 for AGC to distribute as ordinary dividends will be approximately $90 million, of which approximately $21 million is available for distribution in the first quarter of 2015, after giving effect to dividends paid in the prior 12 months.

•	MAC is a New York domiciled insurance company subject to the same dividend limitations described above for AGM. The Company does not currently anticipate that MAC will distribute any dividends.

•
Any distribution (including repurchase of shares) of any share capital, contributed surplus or other statutory capital) that would reduce AG Re's total statutory capital by 15% or more of its total statutory capital as set out in its previous year's financial statements requires the prior approval of the Authority. Separately, dividends are paid out of an insurer's statutory surplus and cannot exceed that surplus. Further, annual dividends cannot exceed 25% of total statutory capital and surplus, which is $279 million, without AG Re certifying to the Bermuda Monetary Authority that it will continue to meet required margins. Based on the foregoing limitations, in 2015 AG Re has the capacity to (i) make capital distributions in an aggregate amount up to $127 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to the limit of its outstanding statutory surplus, which is $271 million. Such dividend capacity is further limited by the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements. As of December 31, 2014, AG Re had unencumbered assets of approximately $651 million.

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

In addition, in connection with the acquisition of MAC, AGUS entered into a loan agreement with its affiliate Assured Guaranty Re Overseas Ltd. in 2012 to borrow $90 million in order to fund the purchase price. That loan remained outstanding as of December 31, 2014. Furthermore, AGUS obtained the following funds from its subsidiaries in 2012 to complete the remarketing of the $172.5 million principal amount of 8.50% Senior Notes due 2012 that it had issued in 2009 in connection with the acquisition of AGHM: (1) $82.5 million loaned from its affiliate Assured Guaranty (Bermuda) Ltd., (2) $50 million in dividends from AGMH, and (3) $40 million in dividends from AGC. The $82.5 million loan was repaid in full in July 2013 with a combination of the outstanding common stock of MAC and cash.

Furthermore, AGL unconditionally guarantees the payment of the principal of, and interest on, the $1,130 million aggregate principal amount of senior notes issued by AGUS and AGMH, and the $450 million aggregate principal amount of junior subordinated debentures issued by AGUS and AGMH, in each case, as described under "Commitments and Contingencies -- Long-Term Debt Obligations " below.

Cash and Investments

As of December 31, 2014, AGL had $126 million in cash and short-term investments with weighted average duration of 0.1 years. AGUS and AGMH had a total of $68 million in cash, short-term investments and other invested assets. In addition, the U.S. holding companies have $183 million in fixed-maturity securities with weighted average duration of 0.8 years.

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

Management believes that, except for the Radian Asset purchase, its subsidiaries’ liquidity needs for the next twelve months can be met from current cash, short-term investments and operating cash flow, including premium collections and coupon payments as well as scheduled maturities and paydowns from their respective investment portfolios. The Company expects to fund the purchase of Radian Asset by AGC primarily through liquidation of securities in the AGC investment portfolio and accumulated cash. The Company targets a balance of its most liquid assets including cash and short-term securities, Treasuries, agency RMBS and pre-refunded municipal bonds equal to 1.5 times its projected operating company cash flow needs over the next four quarters. The Company intends to hold and has the ability to hold temporarily impaired debt securities until the date of anticipated recovery.

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

Claims (Paid) Recovered

	Year Ended December 31,
	2014	2013	2012
	(in millions)
U.S. RMBS before benefit for recoveries for breaches of R&W	$(304)	$(587)	$(996)
Net benefit for recoveries for breaches of R&W	663	954	459
U.S. RMBS after benefit for recoveries for breaches of R&W	359	367	(537)
Other structured finance	2	(134)	(39)
Public finance	(144)	6	(303)
Other	—	10	12
Claims (paid) recovered, net of reinsurance(1)	$217	$249	$(867)
____________________

(1)
Includes $20 million paid in 2014 and $189 million and $38 million recovered in 2013 and 2012, respectively, for consolidated FG VIEs. Claims recovered in 2013 include invested assets received as part of a restructuring.

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

In addition, the Company has net par exposure of $4.9 billion to the Commonwealth of Puerto Rico, of which $4.7 billion net par is rated BIG by the Company. Puerto Rico has experienced significant general fund budget deficits in recent years. These deficits have been covered primarily with the net proceeds of bond issuances, with interim financings provided by GDB and, in some cases, with one-time revenue measures or expense adjustment measures. In addition to high debt levels, Puerto Rico faces a challenging economic environment. Information regarding the Company's exposure to the Commonwealth of Puerto Rico and its related authorities and public corporations is set forth in "Insured Portfolio-Exposure to Puerto Rico" above.

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

Consolidated Cash Flows

Consolidated Cash Flow Summary

	Year Ended December 31,
	2014	2013	2012

Net cash flows provided by (used in) operating activities before effects of trading securities and FG VIEs consolidation	$431	$396	$(272)
(Purchases) sales of trading securities, net	78	(16)	(59)
Effect of FG VIEs consolidation	68	(136)	166
Net cash flows provided by (used in) operating activities - reported	577	244	(165)
Net cash flows provided by (used in) investing activities before effects of FG VIEs consolidation	(423)	37	387
Effect of FG VIEs consolidation	327	644	556
Net cash flows provided by (used in) investing activities - reported	(96)	681	943
Net cash flows provided by (used in) financing activities before effects of FG VIEs consolidation	(189)	(367)	(132)
Effect of FG VIEs consolidation	(396)	(511)	(724)
Net cash flows provided by (used in) financing activities - reported (1)	(585)	(878)	(856)
Effect of exchange rate changes	(5)	(1)	1
Cash at beginning of period	184	138	215
Total cash at the end of the period	$75	$184	$138
____________________

(1)	Claims paid on consolidated FG VIEs are presented in the consolidated cash flow statements as a component of paydowns on FG VIE liabilities in financing activities as opposed to operating activities.

Excluding net cash flows from purchases and sales of the trading portfolio and the effect of consolidating FG VIEs, cash inflows from operating activities increased in 2014 compared with 2013 due primarily to lower claims paid on losses (net of R&W recoveries) and cash received on commutation agreements, offset in part by (1) lower premiums and realized gains (losses) and other settlements on credit derivatives, net of commissions, (2) higher taxes and (3) interest payments.

Excluding consolidated FG VIEs, cash inflows from operating activities in 2013 compared to cash outflows for 2012 were mainly due to lower claim payments (net of R&W recoveries), partially offset by lower premiums due to lower business production and higher taxes in 2013. Losses paid in 2012 include claims related to Greek sovereign exposures.

Investing activities were primarily net sales (purchases) of fixed-maturity and short-term investment securities. Investing cash flows in 2014, 2013 and 2012 include inflows of $408 million, $663 million and $545 million for FG VIEs, respectively. The 2013 amounts included proceeds from sales of third party surplus notes and other invested assets. In 2012 the Company paid $91 million to acquire MAC and received $56 million from a payment of a note receivable.

Financing activities consisted primarily of paydowns of FG VIE liabilities and share repurchases. Financing cash flows in 2014, 2013 and 2012 include outflows of $396 million, $511 million and $724 million for FG VIEs, respectively. In 2014, the Company paid $590 million to repurchase 24.4 million common shares; in 2013, the Company paid $264 million to repurchase 12.5 million common shares; and in 2012, the Company paid $24 million to repurchase 2.1 million common shares.

As of December 31, 2014, the Company was authorized to repurchase $210 million in common shares. Since the beginning of 2015 and through February 26, 2015, the Company had repurchased an additional 3.6 million shares for $92 million. For more information about the Company's share repurchase authorization and the amounts it repurchased in 2014, see Note 19, Shareholders' Equity, of the Financial Statements and Supplementary Data.

Commitments and Contingencies

Leases

AGL and its subsidiaries are party to various lease agreements. The principal executive offices of AGL and AG Re consist of approximately 8,250 square feet of office space located in Hamilton, Bermuda; the lease for this space expires in April 2021. The principal place of business of AGM, AGC, MAC and the Company's other U.S. based subsidiaries is located in New York City, where the Company leases approximately 110,000 square feet of office space under an agreement that expires in April 2026. In addition, the Company occupies another approximately 21,000 square feet of office space in London and Sydney, and two offices in San Francisco and Irvine, California. The Company intends to close the Sydney office on March 31, 2015 and the Irvine office on June 30, 2015. See “–Contractual Obligations” for lease payments due by period. Rent expense was $10.1 million in 2014, $9.9 million in 2013 and $10.0 million in 2012.

Long-Term Debt Obligations

The outstanding principal and interest paid on long-term debt were as follows:

Principal Outstanding
and Interest Paid on Long-Term Debt

	Principal Amount		Interest Paid
	As of December 31,		Year Ended December 31,
	2014	2013	2014	2013	2012
	(in millions)
AGUS:
7.0% Senior Notes(1)	$200	$200	$14	$14	$14
5.0% Senior Notes(1)	500	—	13	—	—
8.50% Senior Notes(1)(2)	—	—	—	—	7
Series A Enhanced Junior Subordinated Debentures(3)	150	150	10	10	10
Total AGUS	850	350	37	24	31
AGMH(4):
67/8% QUIBS(1)	100	100	7	7	7
6.25% Notes(1)	230	230	14	14	14
5.60% Notes(1)	100	100	6	6	6
Junior Subordinated Debentures(3)	300	300	19	19	19
Total AGMH	730	730	46	46	46
AGM(4):
AGM Notes Payable	16	34	3	6	8
Total AGM	16	34	3	6	8
Total	$1,596	$1,114	$86	$76	$85
 ____________________

(1)	AGL fully and unconditionally guarantees these obligations

(2)	On June 1, 2012, AGUS retired all of the 8.5% Senior Notes. See Note 17, Long-Term Debt and Credit Facilities, of the Financial Statements and Supplementary Data.

(3)	Guaranteed by AGL on a junior subordinated basis.
(4)                                 Principal amounts vary from carrying amounts due primarily to acquisition method fair value adjustments at the AGMH acquisition date, which are accreted or amortized into interest expense over the remaining terms of these obligations.

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment.If all the leases were to terminate early and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $1.2 billion as of December 31, 2014. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. It is difficult to determine the probability that AGM will have to pay strip provider claims or the likely aggregate amount of such claims. At December 31, 2014, approximately $1.4 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

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

Fundings under this facility are subject to certain conditions precedent, and their repayment is collateralized by a security interest that AGM granted to Dexia Crédit Local (NY) in amounts that AGM recovers – from the tax-
exempt entity, or from asset sale proceeds – following its payment of strip policy claims. On June 30, 2014, AGM and Dexia Crédit Local (NY) agreed to shorten the duration of the facility. Accordingly, the Strip Coverage Facility will terminate upon the earliest to occur of an AGM change of control, the reduction of the commitment amount to $0 in accordance with the terms of the facility, and June 30, 2024 (rather than the original maturity date of January 31, 2042).

The Strip Coverage Facility’s financial covenants require that AGM and its subsidiaries maintain:

•	a maximum debt-to-capital ratio of 30%; and

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

The Company was in compliance with all financial covenants as of December 31, 2014.

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

As of December 31, 2014, no amounts were outstanding under this facility, nor have there been any borrowings during the life of this facility.

Committed Capital Securities

Each of AGC and AGM have issued $200 million of CCS pursuant to transactions in which AGC CCS or AGM’s Committed Preferred Trust Securities (the “AGM CPS”), as applicable, were issued by custodial trusts created for the primary purpose of issuing such securities, investing the proceeds in high-quality assets and providing put options to AGC or AGM, as applicable. The put options allow AGC and AGM to issue non-cumulative redeemable perpetual preferred securities to the trusts in exchange for cash. For both AGC and AGM, four initial trusts were created, each with an initial aggregate face amount of $50 million. The Company does not consider itself to be the primary beneficiary of the trusts for either the AGC or AGM committed capital securities and the trusts are not consolidated in Assured Guaranty's financial statements.

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

	As of December 31, 2014
	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
	(in millions)
Long-term debt:
7.0% Senior Notes	$14	$28	$28	$401	$471
5.0% Senior Notes	25	50	50	613	738
Series A Enhanced Junior Subordinated Debentures	10	19	19	601	649
6 7/8% QUIBS	7	14	14	664	699
6.25% Notes	14	29	29	1,422	1,494
5.60% Notes	6	11	11	568	596
Junior Subordinated Debentures	19	38	38	1,202	1,297
Notes Payable	8	7	2	—	17
Operating lease obligations(1)	8	16	16	50	90
Other compensation plans(3)	16	—	—	—	16
Estimated financial guaranty claim payments(2)	231	957	714	708	2,610
Total	$358	$1,169	$921	$6,229	$8,677
 ____________________

(1)	Operating lease obligations exclude escalations in building operating costs and real estate taxes.

(2)
Financial guaranty claim payments represent estimated undiscounted expected cash outflows under direct and assumed financial guaranty contracts, whether accounted for as insurance or credit derivatives, including claim payments under contracts in consolidated FG VIEs. The amounts presented are not reduced for cessions under reinsurance contracts. Amounts include any benefit anticipated from excess spread or other recoveries within the contracts but do not reflect any benefit for recoveries under breaches of R&W.

(3)
Amount excludes approximately $54 million of liabilities under various supplemental retirement plans, which are fair valued and payable at the time of termination of employment by either employer or employee. Amount also excludes approximately $76 million of liabilities under AGL 2004 long term incentive plan, which are fair valued and payable at the time of termination of employment by either employer or employee. Given the nature of these awards, we are unable to determine the year in which they will be paid.

Investment Portfolio

The Company’s principal objectives in managing its investment portfolio are to support the highest possible ratings for each operating company; to manage investment risk within the context of the underlying portfolio of insurance risk; to maintain sufficient liquidity to cover unexpected stress in the insurance portfolio; and to maximize after-tax net investment income.

Fixed-Maturity Securities and Short-Term Investments

The Company’s fixed-maturity securities and short-term investments had a duration of 5.0 years as of December 31, 2014 and 4.9 years as of December 31, 2013. Generally, the Company’s fixed-maturity securities are designated as available-for-sale. For more information about the Investment Portfolio and a detailed description of the Company’s valuation of investments see Note 11, Investments and Cash, of the Financial Statements and Supplementary Data.

Fixed-Maturity Securities and Short-Term Investments
by Security Type

	As of December 31, 2014		As of December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	$5,416	$5,795	$4,899	$5,079
U.S. government and agencies	635	665	674	700
Corporate securities	1,320	1,368	1,314	1,340
Mortgage-backed securities(1):
RMBS	1,255	1,285	1,160	1,122
CMBS	639	659	536	549
Asset-backed securities	411	417	605	608
Foreign government securities	296	302	300	313
Total fixed-maturity securities	9,972	10,491	9,488	9,711
Short-term investments	767	767	904	904
Total fixed-maturity and short-term investments	$10,739	$11,258	$10,392	$10,615
 ____________________

(1)	Government-agency obligations were approximately 44% of mortgage backed securities as of December 31, 2014 and 50% as of December 31, 2013, based on fair value.

The following tables summarize, for all fixed-maturity securities in an unrealized loss position as of December 31, 2014 and December 31, 2013, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2014

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$64	$0	$25	$(1)	$89	$(1)
U.S. government and agencies	139	0	68	(1)	207	(1)
Corporate securities	189	(3)	104	(2)	293	(5)
Mortgage-backed securities:
RMBS	205	(3)	159	(18)	364	(21)
CMBS	36	0	19	0	55	0
Asset-backed securities	56	(2)	18	(1)	74	(3)
Foreign government securities	108	(2)	0	0	108	(2)
Total	$797	$(10)	$393	$(23)	$1,190	$(33)
Number of securities(1)		125		82		198
Number of securities with other-than-temporary impairment		3		7		10

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2013

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$781	$(39)	$5	$0	$786	$(39)
U.S. government and agencies	173	(6)	—	—	173	(6)
Corporate securities	401	(18)	3	0	404	(18)
Mortgage-backed securities:
RMBS	414	(21)	186	(51)	600	(72)
CMBS	121	(4)	—	—	121	(4)
Asset-backed securities	196	(2)	42	(5)	238	(7)
Foreign government securities	54	(1)	1	0	55	(1)
Total	$2,140	$(91)	$237	$(56)	$2,377	$(147)
Number of securities		425		33		458
Number of securities with other-than-temporary impairment		13		11		24
___________________

(1)
The number of securities does not add across because of lots of the same securities that have been purchased at different times and appear in both categories above (i.e., Less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the Total column.

Of the securities in an unrealized loss position for 12 months or more as of December 31, 2014, three securities had an unrealized loss greater than 10% of book value. The total unrealized loss for these securities as of December 31, 2014 was $15 million. The Company has determined that the unrealized losses recorded as of December 31, 2014 are yield related and not the result of other-than-temporary impairment.

Changes in interest rates affect the value of the Company’s fixed-maturity portfolio. As interest rates fall, the fair value of fixed-maturity securities generally increases and as interest rates rise, the fair value of fixed-maturity securities generally decreases. The Company’s portfolio of fixed-maturity securities consists primarily of high-quality, liquid instruments.

The amortized cost and estimated fair value of the Company’s available-for-sale fixed-maturity securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of December 31, 2014

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$111	$112
Due after one year through five years	1,961	2,028
Due after five years through 10 years	2,286	2,422
Due after 10 years	3,720	3,985
Mortgage-backed securities:
RMBS	1,255	1,285
CMBS	639	659
Total	$9,972	$10,491
 The following table summarizes the ratings distributions of the Company’s investment portfolio as of December 31, 2014 and December 31, 2013. Ratings reflect the lower of the Moody’s and S&P classifications, except for bonds purchased for loss mitigation or risk management strategies, which use Assured Guaranty’s internal ratings classifications.

Distribution of
Fixed-Maturity Securities by Rating

Rating	As of December 31, 2014	As of December 31, 2013
AAA	14.0%	16.5%
AA	60.3	57.5
A	17.9	17.6
BBB	0.5	0.9
BIG(1)	7.3	7.5
Total	100.0%	100.0%
____________________

(1)	Comprised primarily of loss mitigation and other risk management assets. See Note 11, Investments and Cash, of the Financial Statements and Supplementary Data.

The investment portfolio contains securities that are either held in trust for the benefit of reinsurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise restricted in the amount of $268 million and $396 million as of December 31, 2014 and December 31, 2013, respectively, based on fair value.

The fair value of the Company’s pledged securities to secure its obligations under its CDS exposure totaled $376 million and $677 million as of December 31, 2014 and December 31, 2013, respectively.

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

To support the payment obligations of FSAM and the GIC Issuers, each of Dexia SA and Dexia Crédit Local S.A. are party to an ISDA Master Agreement, including an associated schedule, confirmation and credit support annex (the “Non-Guaranteed Put Contract”), the economic effect of which is that Dexia SA and Dexia Crédit Local S.A. jointly and severally guarantee (i) the scheduled payments of interest and principal in relation to a specified portfolio of FSAM assets, (ii) the obligation of certain Dexia affiliates to provide liquidity or liquid collateral under committed liquidity lending facilities, and (iii) the obligation to make certain payments in the event of an insolvency of Dexia S.A. Pursuant to the Non-Guaranteed Put Contract, FSAM may put an amount of FSAM assets to Dexia SA and Dexia Crédit Local S.A. in exchange for funds. The amount that could be put varies depending on the type of trigger event in question. In an asset default scenario, the amount payable generally covers at least the amount of the losses on the FSAM assets (by non-payment, writedown or realized loss). For other trigger events, the amount payable generally is at least the amount due and unpaid under the committed liquidity facilities, the principal amount of the FSAM assets, and the outstanding principal balance of the GICs. Dexia S.A. and Dexia Crédit Local S.A. also benefit from certain grace periods and procedural rights under the Non-Guaranteed Put Contract. To secure the Non-Guaranteed Put Contract, Dexia SA and Dexia Crédit Local S.A. will, pursuant to the credit support annex thereto, post eligible highly liquid collateral having an aggregate value (subject to agreed reductions) equal to at least the excess of (i) the aggregate principal amount of all outstanding GICs over (ii) the aggregate mark-to-market value of FSAM’s assets. The agreed-to advance rates applicable to the value of FSAM assets range from 98% to 82% for obligations backed by the full faith and credit of the United States, sovereign obligations of the U.K., Germany, the Netherlands, France or Belgium, obligations guaranteed by the Federal Deposit Insurance Corporation (FDIC) and for mortgage securities issued or guaranteed by U.S. sponsored agencies, and range from 75% to 0% for the other FSAM assets. As of December 31, 2014, approximately 30.2% of the FSAM assets (measured by aggregate principal balance) was in cash or were obligations backed by the full faith and credit of the United States.

As of December 31, 2014, the aggregate accreted GIC balance was approximately $2.3 billion, compared with approximately $10.2 billion as of December 31, 2009 . As of December 31, 2014, and with respect to the FSAM assets that are covered by the primary put contract, the aggregate accreted principal was approximately $3.4 billion, the aggregate market value was approximately $3.1 billion and the aggregate market value after agreed reductions was approximately $2.3 billion. Cash and positive derivative value exceeded the negative derivative values and other projected costs by approximately $128 million. Accordingly, as of December 31, 2014, the aggregate fair value of the assets supporting the GIC business plus cash and positive derivative value exceeded by nearly $0.9 billion the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business. Even after applying the agreed upon reductions to the fair value of the assets, the aggregate fair value of the assets supporting the GIC business plus cash and positive derivative value exceeded the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business, so, no posting of collateral was required under the credit support annex applicable to the primary put contract. Under the terms of that credit support annex, the collateral posting is recalculated on a weekly basis according to the formula set forth in the credit support annex, and a collateral posting is required whenever the collateralization levels tested by the formula are not satisfied, subject to a threshold of $5 million.

To provide additional support, Dexia affiliates provide liquidity commitments to lend against the FSAM assets, generally until the GICs have been paid in full. The liquidity commitments comprise:

•
an amended and restated revolving credit agreement (the “Liquidity Facility”) pursuant to which Dexia Crédit Local S.A. commits to provide funds to FSAM. As a result of agreed reductions and GIC amortization as of December 31, 2014 the commitments totaled $3.6 billion of (which approximately $1.0 billion was drawn), and

•
a master repurchase agreement (the “Repurchase Facility Agreement” and, together with the Liquidity Facility, the “Guaranteed Liquidity Facilities”) pursuant to which Dexia Crédit Local S.A. will provide up to $3.5 billion of funds in exchange for the transfer by FSAM to Dexia Crédit Local S.A. of FSAM securities that are not eligible to satisfy collateralization obligations of the GIC Issuers under the GICs. As of December 31, 2014, no amounts were outstanding under the Repurchase Facility Agreement.

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

The Medium Term Notes Business

In connection with the acquisition of AGMH, Dexia Crédit Local S.A. agreed to fund, on behalf of AGM, 100% of all policy claims made under financial guaranty insurance policies issued by AGM in relation to the medium term notes issuance program of FSA Global Funding Limited. Such agreement is set out in a Separation Agreement, dated as of July 1, 2009, between Dexia Crédit Local S.A., AGM, FSA Global Funding and Premier International Funding Co., and in a funding guaranty and a reimbursement guaranty that Dexia Crédit Local S.A. issued for the benefit of AGM. Under the funding guaranty, Dexia Crédit Local S.A. guarantees to pay to or on behalf of AGM amounts equal to the payments required to be made under policies issued by AGM relating to the medium term notes business. Under the reimbursement guaranty, Dexia Crédit Local S.A. guarantees to pay reimbursement amounts to AGM for payments they make following a claim for payment under an obligation insured by a policy they have issued. Notwithstanding Dexia Crédit Local S.A.’s obligation to fund 100% of all policy claims under those policies, AGM has a separate obligation to remit to Dexia Crédit Local S.A. a certain percentage (ranging from 0% to 25%) of those policy claims. AGM, the Company and related parties are also protected against losses arising out of or as a result of the medium term note business through an indemnification agreement with Dexia Crédit Local S.A. As of December 31, 2014, FSA Global Funding Limited had approximately $1.1 billion of medium term notes outstanding.

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

Sensitivity of Credit Derivatives to Credit Risk

Unrealized gains and losses on credit derivatives are a function of changes in the estimated fair value of the Company's credit derivative contracts. If credit spreads of the underlying obligations change, the fair value of the related credit derivative changes. Market liquidity could also impact valuations of the underlying obligations. The Company considers the impact of its own credit risk, together with credit spreads on the risk that it insured through CDS contracts, in determining their fair value. The Company determines its own credit risk based on quoted CDS prices traded on the Company at each balance sheet date. The quoted price of CDS contracts traded on AGC at December 31, 2014 and December 31, 2013 was 323 bps and 460 bps, respectively. The quoted price of CDS contracts traded on AGM at December 31, 2014 and December 31, 2013 was 325 bps and 525 bps, respectively. Historically, the price of CDS traded on AGC and AGM moves directionally the same as general market spreads, although this may not always be the case. An overall narrowing of spreads generally results in an unrealized gain on credit derivatives for the Company, and an overall widening of spreads generally results in an unrealized loss for the Company. In certain circumstances, due to the fact that spread movements are not perfectly correlated, the narrowing or widening of the price of CDS traded on AGC and AGM can have a more significant financial statement impact than the changes in underlying collateral prices.

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

Effect of Changes in Credit Spread

	As of December 31, 2014		As of December 31, 2013
Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
100% widening in spreads	$(1,821)	$(926)	$(3,499)	$(1,806)
50% widening in spreads	(1,358)	(463)	(2,596)	(903)
25% widening in spreads	(1,128)	(233)	(2,145)	(452)
10% widening in spreads	(989)	(94)	(1,874)	(181)
Base Scenario	(895)	—	(1,693)	—
10% narrowing in spreads	(809)	86	(1,527)	166
25% narrowing in spreads	(679)	216	(1,276)	417
50% narrowing in spreads	(466)	429	(860)	833
____________________

(1)	Includes the effects of spreads on both the underlying asset classes and the Company's own credit spread.

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

Sensitivity to Change in Interest Rates on the Investment Portfolio

	Increase (Decrease) in Fair Value from Changes in Interest Rates
	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
	(in millions)
December 31, 2014	$1,294	$942	$496	$(509)	$(1,016)	$(1,514)
December 31, 2013	953	768	446	(499)	(984)	(1,434)

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

In addition, fluctuations in interest rates also impact the amount of excess spread within the RMBS portfolio. Periodic excess spread is created when a trust’s assets produce interest that exceeds the amount required to pay interest on the trust’s liabilities.  There are several RMBS transactions in our portfolio which benefit from excess spread either by covering losses in a particular period, or reimbursing past claims under our policies.  As of December 31, 2014, the Company projects approximately $250 million of excess spread for all of its RMBS transactions over their remaining lives.

Since excess spread is determined by the relationship between interest rates on the underlying collateral and the trust’s certificates, it can be affected by unmatched moves in either of these interest rates.  Additionally, faster than expected prepayments can decrease the dollar amount of excess spread and therefore reduce the cash flow available to cover losses or reimburse past claims.  Further, modifications to underlying mortgage rates (e.g. rate reductions for troubled borrowers) can reduce excess spread since there would be no equivalent decrease in the certificate interest rates of the trust's certificates. Similarly, an upswing in short-term rates that increases the trust’s certificate interest rate that is not met with equal increases to the interest rates on the underlying mortgages can decrease excess spread.  These potential reductions in excess spread are mitigated by an interest rate cap, which goes into effect once the collateral rate falls below the stated certificate rate. Most transactions, and our guarantees of those transactions, are capped at the collateral rate. The Company is not obligated to pay additional claims because the collateral interest rate drops below the trust's certificate interest rate, rather this just causes the Company to lose the benefit of potential positive excess spread.

Sensitivity of Investment Portfolio to Foreign Exchange Rate Risk

Foreign exchange risk is the risk that a financial instrument's value will change due to a change in the foreign currency exchange rates. The Company has foreign denominated securities in its investment portfolio. Securities denominated in currencies other than U.S. Dollar were 4.0% and 4.0% of the fixed-maturity securities and short-term investments as of December 31, 2014 and 2013, respectively. The Company's material exposure is to changes in the dollar/pound sterling exchange rate. Changes in fair value of available-for-sale investments attributable to changes in foreign exchange rates are recorded in other comprehensive income.

Sensitivity to Change in Foreign Exchange Rates on the Investment Portfolio

	Increase (Decrease) in Fair Value from Changes in Foreign Exchange Rates
	30% Decrease	20% Decrease	10% Decrease	10% Increase	20% Increase	30% Increase
	(in millions)
December 31, 2014	$(135)	$(90)	$(45)	$45	$90	$135
December 31, 2013	(131)	(87)	(44)	44	87	131

Sensitivity of Premiums Receivable to Foreign Exchange Rate Risk

The Company has foreign denominated premium receivables. The Company's material exposure is to changes in dollar/Pound Sterling and dollar/Euro exchange rates.

Sensitivity to Change in Foreign Exchange Rates
on Premium Receivable, Net of Reinsurance

	Increase (Decrease) in Premium Receivable from Changes in Foreign Exchange Rates
	30% Decrease	20% Decrease	10% Decrease	10% Increase	20% Increase	30% Increase
	(in millions)
December 31, 2014	$(95)	$(63)	$(32)	$32	$63	$95
December 31, 2013	(108)	(72)	(36)	36	72	108

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Assured Guaranty Ltd.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Assured Guaranty Ltd. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
February 26, 2015

Assured Guaranty Ltd.

Consolidated Balance Sheets

(dollars in millions except per share and share amounts)

	As of December 31, 2014	As of December 31, 2013
Assets
Investment portfolio:
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $9,972 and $9,488)	$10,491	$9,711
Short-term investments, at fair value	767	904
Other invested assets	126	170
Total investment portfolio	11,384	10,785
Cash	75	184
Premiums receivable, net of commissions payable	729	876
Ceded unearned premium reserve	381	452
Deferred acquisition costs	121	124
Reinsurance recoverable on unpaid losses	78	36
Salvage and subrogation recoverable	151	174
Credit derivative assets	68	94
Deferred tax asset, net	260	688
Financial guaranty variable interest entities’ assets, at fair value	1,402	2,565
Other assets	276	309
Total assets	$14,925	$16,287
Liabilities and shareholders’ equity
Unearned premium reserve	$4,261	$4,595
Loss and loss adjustment expense reserve	799	592
Reinsurance balances payable, net	107	148
Long-term debt	1,303	816
Credit derivative liabilities	963	1,787
Current income tax payable	5	44
Financial guaranty variable interest entities’ liabilities with recourse, at fair value	1,277	1,790
Financial guaranty variable interest entities’ liabilities without recourse, at fair value	142	1,081
Other liabilities	310	319
Total liabilities	9,167	11,172
Commitments and contingencies (See Note 16)
Common stock ($0.01 par value, 500,000,000 shares authorized; 158,306,661 and 182,177,866 shares issued and outstanding)	2	2
Additional paid-in capital	1,887	2,466
Retained earnings	3,494	2,482
Accumulated other comprehensive income, net of tax of $159 and $71	370	160
Deferred equity compensation (320,193 and 320,193 shares)	5	5
Total shareholders’ equity	5,758	5,115
Total liabilities and shareholders’ equity	$14,925	$16,287

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Operations

(dollars in millions except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues
Net earned premiums	$570	$752	$853
Net investment income	403	393	404
Net realized investment gains (losses):
Other-than-temporary impairment losses	(76)	(32)	(58)
Less: portion of other-than-temporary impairment loss recognized in other comprehensive income	(1)	10	(41)
Net impairment loss	(75)	(42)	(17)
Other net realized investment gains (losses)	15	94	18
Net realized investment gains (losses)	(60)	52	1
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	23	(42)	(108)
Net unrealized gains (losses)	800	107	(477)
Net change in fair value of credit derivatives	823	65	(585)
Fair value gains (losses) on committed capital securities	(11)	10	(18)
Fair value gains (losses) on financial guaranty variable interest entities	255	346	191
Other income (loss)	14	(10)	108
Total revenues	1,994	1,608	954
Expenses
Loss and loss adjustment expenses	126	154	504
Amortization of deferred acquisition costs	25	12	14
Interest expense	92	82	92
Other operating expenses	220	218	212
Total expenses	463	466	822
Income (loss) before income taxes	1,531	1,142	132
Provision (benefit) for income taxes
Current	96	157	57
Deferred	347	177	(35)
Total provision (benefit) for income taxes	443	334	22
Net income (loss)	$1,088	$808	$110

Earnings per share:
Basic	$6.30	$4.32	$0.58
Diluted	$6.26	$4.30	$0.57
Dividends per share	$0.44	$0.40	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Comprehensive Income

(in millions)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$1,088	$808	$110
Unrealized holding gains (losses) arising during the period on:
Investments with no other-than-temporary impairment, net of tax provision (benefit) of $80, $(106) and $56	196	(309)	148
Investments with other-than-temporary impairment, net of tax provision (benefit) of $(9), $(17) and $(2)	(20)	(35)	(7)
Unrealized holding gains (losses) arising during the period, net of tax	176	(344)	141
Less: reclassification adjustment for gains (losses) included in net income (loss), net of tax provision (benefit) of $(21), $5 and $(7)	(41)	14	(4)
Change in net unrealized gains on investments	217	(358)	145
Other, net of tax provision	(7)	3	2
Other comprehensive income (loss)	$210	$(355)	$147
Comprehensive income (loss)	$1,298	$453	$257

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2014, 2013 and 2012

(dollars in millions, except share data)

	Common Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity
Balance at December 31, 2011	182,235,798	2	2,570	1,708	368	4	4,652
Net income	—	—	—	110	—	—	110
Dividends ($0.36 per share)	—	—	—	(69)	—	—	(69)
Common stock issuance, net	13,428,770	0	173	—	—	—	173
Common stock repurchases	(2,066,759)	0	(24)	—	—	—	(24)
Share-based compensation and other	405,488	0	5	—	—	—	5
Other comprehensive income	—	—	—	—	147	—	147
Balance at December 31, 2012	194,003,297	2	2,724	1,749	515	4	4,994
Net income	—	—	—	808	—	—	808
Dividends ($0.40 per share)	—	—	—	(75)	—	—	(75)
Common stock repurchases	(12,512,759)	0	(264)	—	—	—	(264)
Share-based compensation and other	687,328	0	6	—	—	1	7
Other comprehensive loss	—	—	—	—	(355)	—	(355)
Balance at December 31, 2013	182,177,866	$2	$2,466	$2,482	$160	$5	$5,115
Net income	—	—	—	1,088	—	—	1,088
Dividends ($0.44 per share)	—	—	—	(76)	—	—	(76)
Common stock repurchases	(24,413,781)	0	(590)	—	—	—	(590)
Share-based compensation and other	542,576	0	11	—	—	—	11
Other comprehensive loss	—	—	—	—	210	—	210
Balance at December 31, 2014	158,306,661	$2	$1,887	$3,494	$370	$5	$5,758

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Cash Flows
 (in millions)

	Year Ended December 31,
	2014	2013	2012
Operating Activities:
Net Income	$1,088	$808	$110
Adjustments to reconcile net income to net cash flows provided by operating activities:
Non-cash interest and operating expenses	23	19	18
Net amortization of premium (discount) on investments	(16)	(8)	8
Provision (benefit) for deferred income taxes	347	177	(35)
Net realized investment losses (gains)	60	(52)	(1)
Net unrealized losses (gains) on credit derivatives	(800)	(107)	477
Fair value loss (gains) on committed capital securities	11	(10)	18
Change in deferred acquisition costs	3	(8)	18
Change in premiums receivable, net of commissions payable	108	86	48
Change in ceded unearned premium reserve	69	109	141
Change in unearned premium reserve	(332)	(612)	(749)
Change in loss and loss adjustment expense reserve, net	182	136	(258)
Change in current income tax	(45)	30	129
Change in financial guaranty variable interest entities' assets and liabilities, net	(170)	(295)	(7)
(Purchases) sales of trading securities, net	78	(16)	(59)
Other	(29)	(13)	(23)
Net cash flows provided by (used in) operating activities	577	244	(165)
Investing activities
Fixed-maturity securities:
Purchases	(2,801)	(1,886)	(1,649)
Sales	1,251	1,029	912
Maturities	877	883	1,105
Net sales (purchases) of short-term investments	158	(87)	29
Net proceeds from paydowns on financial guaranty variable interest entities’ assets	408	663	545
Acquisition of MAC, net of cash acquired	—	—	(91)
Other	11	79	92
Net cash flows provided by (used in) investing activities	(96)	681	943
Financing activities
Proceeds from issuances of common stock	—	—	173
Dividends paid	(76)	(75)	(69)
Repurchases of common stock	(590)	(264)	(24)
Share activity under option and incentive plans	1	(1)	(3)
Net paydowns of financial guaranty variable interest entities’ liabilities	(396)	(511)	(724)
Net proceeds from issuance of long-term debt	495	—	—
Repayment of long-term debt	(19)	(27)	(209)
Net cash flows provided by (used in) financing activities	(585)	(878)	(856)
Effect of foreign exchange rate changes	(5)	(1)	1
Increase (decrease) in cash	(109)	46	(77)
Cash at beginning of period	184	138	215
Cash at end of period	$75	$184	$138
Supplemental cash flow information
Cash paid (received) during the period for:
Income taxes	$122	$110	$(24)
Interest	$86	$76	$85
The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

1.	Business and Basis of Presentation

Business

Assured Guaranty Ltd. (“AGL” and, together with its subsidiaries, “Assured Guaranty” or the “Company”) is a Bermuda-based holding company that provides, through its operating subsidiaries, credit protection products to the United States (“U.S.”) and international public finance (including infrastructure) and structured finance markets. The Company applies its credit underwriting judgment, risk management skills and capital markets experience to offer financial guaranty insurance that protects holders of debt instruments and other monetary obligations from defaults in scheduled payments. If an obligor defaults on a scheduled payment due on an obligation, including a scheduled principal or interest payment (“Debt Service”), the Company is required under its unconditional and irrevocable financial guaranty to pay the amount of the shortfall to the holder of the obligation. The Company markets its financial guaranty insurance directly to issuers and underwriters of public finance and structured finance securities as well as to investors in such obligations. The Company guarantees obligations issued principally in the U.S. and the United Kingdom ("U.K."), and also guarantees obligations issued in other countries and regions, including Australia and Western Europe.

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

On December 22, 2014, AGC entered into an agreement to purchase all of the issued and outstanding capital stock of Radian Asset Assurance Inc. ("Radian Asset"), a New York domiciled financial guaranty insurer that ceased writing new business in 2008, for $810 million in cash (subject to adjustment for dividends paid and expenses incurred prior to closing). The Company believes that consummation of the acquisition and the subsequent merger of Radian Asset with and into AGC, which are expected to be completed in the first half of 2015, will enhance the financial condition of AGC and the Company. As of December 31, 2014, Radian Asset had an insured portfolio of statutory net par outstanding of $10 billion public finance obligations and $8 billion structured finance obligations. As of December 31, 2014, Radian Asset had approximately $1.3 billion of qualified statutory capital.

MAC was purchased from Radian Asset in 2012 for $91 million in cash. Upon acquisition, the Company recorded $16 million in indefinite lived intangible assets, which represented the value of MAC's insurance licenses. MAC commenced underwriting U.S. public finance business in August 2013. MAC is indirectly owned by AGM and AGC. See Note 12, Insurance Company Regulatory Requirements.

The Company’s organizational structure includes various holding companies, two of which—Assured Guaranty US Holdings Inc. (“AGUS”) and Assured Guaranty Municipal Holdings Inc. (“AGMH”) – have public debt outstanding. See Note 17, Long-Term Debt and Credit Facilities.

Significant Accounting Policies

The Company revalues assets, liabilities, revenue and expenses denominated in non-U.S. currencies into U.S. dollars using applicable exchange rates. Gains and losses relating to translating foreign functional currency financial statements for U.S. GAAP reporting are recorded in other comprehensive income (loss) ("OCI"). Gains and losses relating to transactions in foreign denominations in subsidiaries where the functional currency is the U.S. dollar, are reported in the consolidated statement of operations.

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

In the last several years, Standard & Poor's Ratings Services ("S&P") and Moody's Investors Service, Inc. ("Moody's") have changed, multiple times, their financial strength ratings of the Company's insurance subsidiaries, or changed the outlook on such ratings. More recently, Kroll Bond Rating Agency ("KBRA") has assigned financial strength ratings to some of the Company's insurance subsidiaries. The rating agencies' most recent actions and proposals related to the Company's insurance subsidiaries are:

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

•	On August 4, 2014, KBRA affirmed MAC's AA+ (stable outlook) financial strength rating.

•	On November 13, 2014, KBRA assigned a financial strength rating of AA+ (stable outlook) to AGM.

•
On January 20, 2015, Moody's adopted changes to its credit methodology for financial guaranty insurance companies, and on February 18, 2015 Moody's published a credit opinion maintaining its existing ratings of AGL and its subsidiaries under that new methodology.

There can be no assurance that any of the rating agencies will not take negative action on their financial strength ratings of the Company's insurance subsidiaries in the future.

For a discussion of the effects of rating actions on the Company, see the following:

•	Note 7, Financial Guaranty Insurance Losses

•	Note 9, Financial Guaranty Contracts Accounted for as Credit Derivatives

•	Note 14, Reinsurance and Other Monoline Exposures

•	Note 17, Long-Term Debt and Credit Facilities (regarding the impact on the Company's insured leveraged lease transactions)

3.	Outstanding Exposure

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

Structured finance obligations insured by the Company are generally issued by special purpose entities, including variable interest entities ("VIEs"), and backed by pools of assets having an ascertainable cash flow or market value or other specialized financial obligations. Some of these VIEs are consolidated as described in Note 10, Consolidated Variable Interest Entities. Unless otherwise specified, the outstanding par and Debt Service amounts presented in this note include outstanding exposures on VIEs whether or not they are consolidated.

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

Credits identified as BIG are subjected to further review to determine the probability of a loss. See Note 6, Expected Loss to be Paid, for additional information. Surveillance personnel then assign each BIG transaction to the appropriate BIG surveillance category based upon whether a future loss is expected and whether a claim has been paid. For surveillance purposes, the Company calculates present value using a constant discount rate of 4.5%-5% depending on the insurance subsidiary. (A risk-free curve rate is used for calculating the expected loss for financial statement measurement purposes.)

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

Components of Outstanding Exposure

Unless otherwise noted, ratings disclosed herein on the Company's insured portfolio reflect its internal ratings. The Company classifies those portions of risks benefiting from reimbursement obligations collateralized by eligible assets held in trust in acceptable reimbursement structures as the higher of 'AA' or their current internal rating. The Company excludes amounts attributable to loss mitigation securities (unless otherwise indicated) from par and Debt Service outstanding, because it manages such securities as investments and not insurance exposure.

Financial Guaranty
Debt Service Outstanding

	Gross Debt Service Outstanding		Net Debt Service Outstanding
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(in millions)
Public finance	$587,245	$650,924	$553,612	$610,011
Structured finance	59,477	86,456	56,010	80,524
Total financial guaranty	$646,722	$737,380	$609,622	$690,535

In addition to the amounts shown in the table above, the Company’s net mortgage guaranty insurance debt service was approximately $127 million as of December 31, 2014 related to loans originated in Ireland and $152 million as of December 31, 2013 related to loans originated in Ireland and U.K..

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2014

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$4,082	1.3%	$615	2.0%	$20,037	48.7%	$5,409	59.6%	$30,143	7.5%
AA	90,464	28.1	2,785	8.9	8,213	19.9	503	5.5	101,965	25.3
A	176,298	54.7	7,192	22.9	2,940	7.1	445	4.9	186,875	46.3
BBB	43,429	13.5	19,363	61.7	1,795	4.4	1,912	21.1	66,499	16.4
BIG	7,850	2.4	1,404	4.5	8,186	19.9	807	8.9	18,247	4.5
Total net par outstanding (1)	$322,123	100.0%	$31,359	100.0%	$41,171	100.0%	$9,076	100.0%	$403,729	100.0%
_____________________

(1)	Excludes $1.3 billion of loss mitigation securities insured and held by the Company as of December 31, 2014, which are primarily in the BIG category.

 Financial Guaranty Portfolio by Internal Rating
As of December 31, 2013

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$4,998	1.4%	$1,016	3.0%	$32,317	54.9%	$9,684	69.1%	$48,015	10.5%
AA	107,503	30.5	422	1.2	9,431	16.0	577	4.1	117,933	25.7
A	192,841	54.8	9,453	27.9	2,580	4.4	742	5.3	205,616	44.8
BBB	37,745	10.7	21,499	63.2	3,815	6.4	1,946	13.9	65,005	14.1
BIG	9,094	2.6	1,608	4.7	10,764	18.3	1,072	7.6	22,538	4.9
Total net par outstanding (1)	$352,181	100.0%	$33,998	100.0%	$58,907	100.0%	$14,021	100.0%	$459,107	100.0%
_____________________

(1)	Excludes $1.2 billion of loss mitigation securities insured and held by the Company as of December 31, 2013, which are primarily in the BIG category.

Financial Guaranty Portfolio
by Sector

	Gross Par Outstanding		Ceded Par Outstanding		Net Par Outstanding
Sector	As of December 31, 2014	As of December 31, 2013	As of December 31, 2014	As of December 31, 2013	As of December 31, 2014	As of December 31, 2013
	(dollars in millions)
Public finance:
U.S.:
General obligation	$144,714	$160,751	$4,438	$5,474	$140,276	$155,277
Tax backed	65,600	70,552	3,075	3,728	62,525	66,824
Municipal utilities	53,471	57,893	1,381	1,569	52,090	56,324
Transportation	28,914	32,514	1,091	1,684	27,823	30,830
Healthcare	16,225	17,663	1,377	1,531	14,848	16,132
Higher education	13,485	14,470	386	399	13,099	14,071
Infrastructure finance	5,098	5,014	917	900	4,181	4,114
Housing	2,880	3,518	101	132	2,779	3,386
Investor-owned utilities	944	992	0	1	944	991
Other public finance—U.S.	3,575	4,249	17	17	3,558	4,232
Total public finance—U.S.	334,906	367,616	12,783	15,435	322,123	352,181
Non-U.S.:
Infrastructure finance	15,091	17,373	2,283	2,670	12,808	14,703
Regulated utilities	14,582	15,502	3,668	4,297	10,914	11,205
Pooled infrastructure	2,565	2,754	145	234	2,420	2,520
Other public finance—non-U.S.	6,216	6,645	999	1,075	5,217	5,570
Total public finance—non-U.S.	38,454	42,274	7,095	8,276	31,359	33,998
Total public finance	373,360	409,890	19,878	23,711	353,482	386,179
Structured finance:
U.S.:
Pooled corporate obligations	21,791	32,955	1,145	1,630	20,646	31,325
RMBS	10,109	14,542	692	821	9,417	13,721
Insurance securitizations	3,480	3,082	47	47	3,433	3,035
Financial product	2,276	2,709	—	—	2,276	2,709
Consumer receivables	2,157	2,257	58	59	2,099	2,198
Commercial mortgage-backed securities ("CMBS") and other commercial real estate related exposures	1,979	3,990	22	38	1,957	3,952
Commercial receivables	567	918	7	7	560	911
Structured credit	71	71	2	2	69	69
Other structured finance—U.S.	858	2,067	144	1,080	714	987
Total structured finance—U.S.	43,288	62,591	2,117	3,684	41,171	58,907
Non-U.S.:
Pooled corporate obligations	7,439	12,232	835	1,174	6,604	11,058
Commercial receivables	965	1,286	21	23	944	1,263
RMBS	893	1,296	99	150	794	1,146
Structured credit	9	197	—	21	9	176
Other structured finance—non-U.S.	750	403	25	25	725	378
Total structured finance—non-U.S.	10,056	15,414	980	1,393	9,076	14,021
Total structured finance	53,344	78,005	3,097	5,077	50,247	72,928
Total net par outstanding	$426,704	$487,895	$22,975	$28,788	$403,729	$459,107

In addition to amounts shown in the tables above, the Company had outstanding commitments to provide guaranties of $276 million for structured finance and $248 million for public finance obligations at December 31, 2014. The structured finance commitments include the unfunded component of pooled corporate and other transactions. The expiration dates for the public finance commitments range between January 15, 2015 and February 17, 2017, with $124 million expiring prior to December 31, 2015. The commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Actual maturities of insured obligations could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties. The expected maturities of structured finance obligations are, in general, considerably shorter than the contractual maturities for such obligations.

Expected Amortization of
Net Par Outstanding
As of December 31, 2014

	Public Finance	Structured Finance	Total
	(in millions)
0 to 5 years	$98,431	$36,482	$134,913
5 to 10 years	75,279	5,454	80,733
10 to 15 years	67,354	2,874	70,228
15 to 20 years	51,139	2,412	53,551
20 years and above	61,279	3,025	64,304
Total net par outstanding	$353,482	$50,247	$403,729

Components of BIG Portfolio

Components of BIG Net Par Outstanding
(Insurance and Credit Derivative Form)
As of December 31, 2014

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
First lien U.S. RMBS:
Prime first lien	$68	$33	$252	$353	$471
Alt-A first lien	585	531	725	1,841	2,532
Option ARM	47	18	118	183	407
Subprime	156	654	765	1,575	4,051
Second lien U.S. RMBS:
Closed-end second lien	—	19	115	134	218
Home equity lines of credit (“HELOCs”)	1,012	36	509	1,557	1,738
Total U.S. RMBS	1,868	1,291	2,484	5,643	9,417
Trust preferred securities (“TruPS”)	997	—	336	1,333	4,326
Other structured finance	1,021	240	756	2,017	36,504
U.S. public finance	6,577	1,156	117	7,850	322,123
Non-U.S. public finance	1,402	2	—	1,404	31,359
Total	$11,865	$2,689	$3,693	$18,247	$403,729

 Components of BIG Net Par Outstanding
(Insurance and Credit Derivative Form)
As of December 31, 2013

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
First lien U.S. RMBS:
Prime first lien	$52	$321	$30	$403	$541
Alt-A first lien	656	1,137	935	2,728	3,590
Option ARM	71	60	467	598	937
Subprime	297	908	740	1,945	6,130
Second lien U.S. RMBS:
Closed-end second lien	8	20	118	146	244
HELOCs	1,499	20	378	1,897	2,279
Total U.S. RMBS	2,583	2,466	2,668	7,717	13,721
TruPS	1,587	135	—	1,722	4,970
Other structured finance	1,367	309	721	2,397	54,237
U.S. public finance	8,205	440	449	9,094	352,181
Non-U.S. public finance	1,009	599	—	1,608	33,998
Total	$14,751	$3,949	$3,838	$22,538	$459,107

BIG Net Par Outstanding
and Number of Risks
As of December 31, 2014

	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$10,195	$1,670	$11,865	164	18	182
Category 2	2,135	554	2,689	75	14	89
Category 3	2,892	801	3,693	119	24	143
Total BIG	$15,222	$3,025	$18,247	358	56	414

BIG Net Par Outstanding
and Number of Risks
As of December 31, 2013

	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$12,391	$2,360	$14,751	185	25	210
Category 2	2,323	1,626	3,949	80	21	101
Category 3	3,031	807	3,838	119	27	146
Total BIG	$17,745	$4,793	$22,538	384	73	457
_____________________
(1)    Includes net par outstanding for FG VIEs.

(2)	A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making Debt Service payments.

Geographic Distribution of Net Par Outstanding

The Company seeks to maintain a diversified portfolio of insured obligations designed to spread its risk across a number of geographic areas.

Geographic Distribution of
Net Par Outstanding
As of December 31, 2014

	Number of Risks	Net Par Outstanding	Percent of Total Net Par Outstanding
	(dollars in millions)
U.S.:
U.S. Public finance:
California	1,465	$50,668	12.6%
Pennsylvania	1,009	26,173	6.5
New York	995	26,044	6.5
Texas	1,239	25,449	6.3
Illinois	830	22,825	5.7
Florida	384	19,470	4.8
New Jersey	602	13,558	3.4
Michigan	668	12,739	3.2
Georgia	192	8,217	2.0
Ohio	507	7,818	1.9
Other states and U.S. territories	4,174	109,162	27.0
Total U.S. public finance	12,065	322,123	79.9
U.S. Structured finance (multiple states)	839	41,171	10.2
Total U.S.	12,904	363,294	90.1
Non-U.S.:
United Kingdom	114	19,856	4.9
Australia	26	4,121	1.0
Canada	10	3,526	0.9
France	20	2,820	0.7
Italy	9	1,501	0.4
Other	78	8,611	2.0
Total non-U.S.	257	40,435	9.9
Total	13,161	$403,729	100.0%

Exposure to the Selected European Countries

Several European countries continue to experience significant economic, fiscal and/or political strains such that the likelihood of default on obligations with a nexus to those countries may be higher than the Company anticipated when such factors did not exist. The European countries where the Company believes heightened uncertainties exist are: Hungary, Italy, Portugal and Spain (collectively, the “Selected European Countries”). The Company is closely monitoring its exposures in the Selected European Countries where it believes heightened uncertainties exist. Previously, the Company had included Ireland on this list but removed it during the third quarter of 2014 because of Ireland's strengthening economic performance and improving prospects; in 2014, Ireland's long-term foreign currency rating was upgraded one notch by S&P (to ‘A-’) and three notches by Moody’s (to ‘Baa1’). The Company’s direct economic exposure to the Selected European Countries (based on par for financial guaranty contracts and notional amount for financial guaranty contracts accounted for as derivatives) is shown in the following table, net of ceded reinsurance.

Net Direct Economic Exposure to Selected European Countries(1)
As of December 31, 2014

	Hungary	Italy	Portugal	Spain	Total
	(in millions)
Sovereign and sub-sovereign exposure:
Non-infrastructure public finance(2)	$—	$878	$91	$239	$1,208
Infrastructure finance	313	13	11	135	472
Total sovereign and sub-sovereign exposure	313	891	102	374	1,680
Non-sovereign exposure:
Regulated utilities	—	220	—	—	220
RMBS	186	267	—	—	453
Total non-sovereign exposure	186	487	—	—	673
Total	$499	$1,378	$102	$374	$2,353
Total BIG (See Note 6)	$424	$—	$102	$374	$900
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

The Company has excluded from the exposure tables above its indirect economic exposure to the Selected European Countries through policies it provides on pooled corporate and commercial receivables transactions. The Company calculates indirect exposure to a country by multiplying the par amount of a transaction insured by the Company times the percent of the relevant collateral pool reported as having a nexus to the country. On that basis, the Company has calculated exposure of $418 million of Selected European Countries (plus Greece) in transactions with $11.6 billion of net par outstanding. The indirect exposure to credits with a nexus to Greece is $12 million across several highly rated pooled corporate obligations with net par outstanding of $864 million.

Exposure to Puerto Rico

The Company insures general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $4.9 billion net par as of December 31, 2014. The Company rates $4.7 billion net par of that amount BIG; included in that amount are the obligations of Puerto Rico Highway and Transportation Authority (“PRHTA”) (transportation), Puerto Rico Electric Power Authority (“PREPA”), and PRHTA (highway).

Puerto Rico has experienced significant general fund budget deficits in recent years. These deficits have been covered primarily with the net proceeds of bond issuances, interim financings provided by Government Development Bank for Puerto Rico (“GDB”) and, in some cases, one-time revenue measures or expense adjustment measures. In addition to high debt levels, Puerto Rico faces a challenging economic environment.

In June 2014, the Puerto Rico legislature passed the Puerto Rico Public Corporation Debt Enforcement and Recovery Act (the "Recovery Act") in order to provide a legislative framework for certain public corporations experiencing severe financial stress to restructure their debt, including PRHTA and PREPA. Subsequently, the Commonwealth stated PREPA might need to seek relief under the Recovery Act due to liquidity constraints, and disclosed PREPA had utilized approximately $42 million on deposit in its reserve account in order to pay debt service due on its bonds on July 1, 2014.

In August 2014, PREPA entered into forbearance agreements with the GDB, its bank lenders, and bondholders and financial guaranty insurers (including AGM and AGC) that hold or guarantee more than 60% of PREPA's outstanding bonds, in order to address its near-term liquidity issues. Creditors, including AGM and AGC, agreed not to exercise available rights and remedies until March 31, 2015, and the bank lenders agreed to extend the maturity of two revolving lines of credit to the same date. PREPA agreed it would continue to make principal and interest payments on its outstanding bonds, and interest payments on its lines of credit. It also agreed it would develop a five year business plan and a recovery program in respect of its operations; a preliminary business plan was released in December 2014. Creditors, including AGM and AGC, have begun discussions among themselves and with PREPA regarding potentially extending the forbearance agreements beyond March 31, 2015, but there can be no assurance that such discussions will result in such an extension.

Investors in bonds issued by PREPA had filed suit in the United States District Court for the District of Puerto Rico asserting the Recovery Act violates the U.S. Constitution. On February 6, 2015, the U.S. District Court for the District of Puerto Rico ruled the Recovery Act is preempted by the U.S. Bankruptcy Code and is therefore void; on February 19, 2015, the Commonwealth appealed the ruling to the U.S. Court of Appeals for the First Circuit. In addition, the Commonwealth's Resident Commissioner has introduced a bill to the U.S. Congress that, if passed, would enable the Commonwealth to authorize one or more of its public corporations to restructure their debts under chapter 9 of the U.S Bankruptcy Code if they were to become insolvent. The passage of the Recovery Act, its subsequent invalidation, and the introduction of legislation that would enable the Commonwealth to authorize chapter 9 protection for its public corporations have resulted in uncertainty among investors about the rights of creditors of the Commonwealth and its related authorities and public corporations.

Following the enactment of the Recovery Act, S&P, Moody’s and Fitch Ratings lowered the credit rating of the Commonwealth’s bonds and the ratings on certain of its public corporations. In February 2015, S&P and Moody’s each again lowered the credit rating of the Commonwealth's bonds and the ratings on certain of its public corporations. The Commonwealth has disclosed its liquidity has been adversely affected by rating agency downgrades and by the limited market access for its debt, and also noted it has relied on short-term financings and interim loans from the GDB and other private lenders, which reliance has constrained its liquidity and increased its near-term refinancing risk.

In December 2014, Puerto Rico's legislature approved a bill designed to stabilize PRHTA and improve the liquidity of the GDB. Signed by the governor on January 15, 2015, the legislation provides for certain tax revenues that would support PRHTA and require the transfer of certain liabilities and revenues from PHRTA to another authority, as well as requiring the transfer of the operations of poorly performing transit facilities to a new authority.

Puerto Rico
Gross Par and Gross Debt Service Outstanding

	Gross Par Outstanding		Gross Debt Service Outstanding
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(in millions)
Subject to the Now Voided Recovery Act (1)	$3,058	$3,279	$5,326	$5,748
Not subject to the Now Voided Recovery Act	2,977	3,517	4,748	5,599
Total	$6,035	$6,796	$10,074	$11,347
 ____________________

(1)
On February 6, 2015, the U.S. District Court for the District of Puerto Rico ruled that the Recovery Act is preempted by the Federal Bankruptcy Code and is therefore void. On February 19, 2015, the Commonwealth appealed the ruling to the U.S. Court of Appeals for the First Circuit.

The following table shows the Company’s exposure to general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations.

Puerto Rico
Net Par Outstanding

	As of December 31, 2014		As of December 31, 2013
	Total	Internal Rating	Total	Internal Rating
	(in millions)
Exposures subject to the Now Voided Recovery Act:
PRHTA (Transportation revenue)	$844	BB-	$872	BB-
PREPA	772	B-	860	BB-
Puerto Rico Aqueduct and Sewer Authority	384	BB-	384	BB-
PRHTA (Highway revenue)	273	BB	302	BB
Puerto Rico Convention Center District Authority	174	BB-	185	BB-
Puerto Rico Public Finance Corporation	—	—	44	B
Total	2,447		2,647

Exposures not subject to the Now Voided Recovery Act:
Commonwealth of Puerto Rico - General Obligation Bonds	1,672	BB	1,885	BB
Puerto Rico Municipal Finance Agency	399	BB-	450	BB-
Puerto Rico Sales Tax Financing Corporation	269	BBB	268	A-
Puerto Rico Public Buildings Authority	100	BB	139	BB
GDB	33	BB	33	BB
Puerto Rico Infrastructure Finance Authority	18	BB-	18	BB-
University of Puerto Rico	1	BB-	1	BB-
Total	2,492		2,794
Total net exposure to Puerto Rico	$4,939		$5,441

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

Amortization Schedule of Puerto Rico BIG Net Par Outstanding
and BIG Net Debt Service Outstanding
As of December 31, 2014

	Scheduled BIG Net Par Amortization			Scheduled BIG Net Debt Service Amortization
	Subject to the Now Voided Recovery Act	Not Subject to the Now Voided Recovery Act	Total	Subject to the Now Voided Recovery Act	Not Subject to the Now Voided Recovery Act	Total
	(in millions)
2015	$126	$205	$331	$249	$319	$568
2016	84	183	267	199	287	486
2017	41	166	207	153	262	415
2018	48	109	157	158	195	353
2019	61	126	187	168	207	375
2020	73	182	255	176	258	434
2021	51	58	109	151	124	275
2022	42	67	109	140	129	269
2023	102	40	142	198	99	297
2024	82	78	160	174	136	310
2025 - 2029	576	340	916	951	566	1,517
2030 - 2034	440	387	827	696	541	1,237
2035 - 2039	397	270	667	526	304	830
2040 - 2044	78	12	90	147	13	160
2045 - 2047	246	—	246	271	—	271
Total	$2,447	$2,223	$4,670	$4,357	$3,440	$7,797

4.	Financial Guaranty Insurance Premiums

The portfolio of outstanding exposures discussed in Note 3, Outstanding Exposure, includes financial guaranty contracts that meet the definition of insurance contracts as well as those that meet the definition of a derivative under GAAP. Amounts presented in this note relate only to financial guaranty insurance contracts, unless otherwise noted. See Note 9, Financial Guaranty Contracts Accounted for as Credit Derivatives for amounts that relate to CDS.

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

Premium receivables comprise the present value of contractual or expected future premium collections discounted using the risk-free rate. Unearned premium reserve represents deferred premium revenue, less claim payments and recoveries received that have not yet been recognized in the statement of operations (“contra-paid”). The following discussion relates to the deferred premium revenue component of the unearned premium reserve, while the contra-paid is discussed in Note 7, Financial Guaranty Insurance Losses.

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

•
For financial guaranty insurance contracts acquired in a business combination, deferred premium revenue is equal to the fair value of the Company's stand-ready obligation portion of the insurance contract at the date of acquisition based on what a hypothetical similarly rated financial guaranty insurer would have charged for the contract at that date and not the actual cash flows under the insurance contract. The amount of deferred premium revenue may differ significantly from cash collections due primarily to fair value adjustments recorded in connection with a business combination.

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

Financial Guaranty Insurance Premiums

Deferred premium revenue ceded to reinsurers (ceded unearned premium reserve) is recorded as an asset. Direct, assumed and ceded earned premium revenue are presented together as net earned premiums in the statement of operations. Net earned premiums comprise the following:

Net Earned Premiums

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Scheduled net earned premiums	$415	$470	$581
Acceleration of net earned premiums	136	263	249
Accretion of discount on net premiums receivable	16	17	22
Financial guaranty insurance net earned premiums	567	750	852
Other	3	2	1
Net earned premiums (1)	$570	$752	$853
 ___________________

(1)	Excludes $32 million, $60 million and $153 million for the year ended December 31, 2014, 2013 and 2012, respectively, related to consolidated FG VIEs.

Components of
Unearned Premium Reserve

	As of December 31, 2014			As of December 31, 2013
	Gross	Ceded	Net(1)	Gross	Ceded	Net(1)
	(in millions)
Deferred premium revenue:
Financial guaranty insurance	$4,167	$387	$3,780	$4,647	$470	$4,177
Other	0	—	0	5	—	5
Deferred premium revenue	$4,167	$387	$3,780	$4,652	$470	$4,182
Contra-paid(2)	94	(6)	100	(57)	(18)	(39)
Unearned premium reserve	$4,261	$381	$3,880	$4,595	$452	$4,143
 ____________________

(1)	Excludes $125 million and $187 million deferred premium revenue and $42 million and $55 million of contra-paid related to FG VIEs as of December 31, 2014 and December 31, 2013, respectively.

(2)	See Note 7, "Financial Guaranty Insurance Losses– Insurance Contracts' Loss Information" for an explanation of "contra-paid".

Gross Premium Receivable,
Net of Commissions on Assumed Business
Roll Forward

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Beginning of period, December 31	$876	$1,005	$1,003
Gross premium written, net of commissions on assumed business	171	145	211
Gross premiums received, net of commissions on assumed business	(230)	(259)	(294)
Adjustments:
Changes in the expected term	(66)	(28)	44
Accretion of discount, net of commissions on assumed business	10	20	36
Foreign exchange translation	(31)	(1)	13
Consolidation/deconsolidation of FG VIEs	(1)	—	(5)
Other adjustments	—	(6)	(3)
End of period, December 31 (1)	$729	$876	$1,005
____________________

(1)	Excludes $19 million, $21 million and $29 million as of December 31, 2014 , 2013 and 2012, respectively, related to consolidated FG VIEs.

Foreign exchange translation relates to installment premium receivables denominated in currencies other than the U.S. dollar. Approximately 51% and 48% of installment premiums at December 31, 2014 and 2013, respectively, are denominated in currencies other than the U.S. dollar, primarily the Euro and British Pound Sterling.

The timing and cumulative amount of actual collections may differ from expected collections in the tables below due to factors such as foreign exchange rate fluctuations, counterparty collectability issues, accelerations, commutations and changes in expected lives.

Expected Collections of
Gross Premiums Receivable,
Net of Commissions on Assumed Business
(Undiscounted)

As of December 31, 2014
(in millions)
2015 (January 1 – March 31)	$31
2015 (April 1 – June 30)	26
2015 (July 1 – September 30)	20
2015 (October 1 – December 31)	20
2016	74
2017	69
2018	62
2019	58
2020-2024	242
2025-2029	154
2030-2034	106
After 2034	102
Total(1)	$964
 ____________________

(1)	Excludes expected cash collections on FG VIEs of $25 million.

Scheduled Net Earned Premiums

As of December 31, 2014
(in millions)
2015 (January 1 – March 31)	$93
2015 (April 1 – June 30)	91
2015 (July 1 – September 30)	89
2015 (October 1 – December 31)	86
Subtotal 2015	359
2016	332
2017	295
2018	269
2019	246
2020-2024	968
2025-2029	615
2030-2034	370
After 2034	326
Total present value basis(1)	3,780
Discount	208
Total future value	$3,988
 ____________________

(1)	Excludes scheduled net earned premiums on consolidated FG VIEs of $125 million.

Selected Information for Policies Paid in Installments

	As of December 31, 2014	As of December 31, 2013
	(dollars in millions)
Premiums receivable, net of commission payable	$729	$876
Gross deferred premium revenue	1,370	1,576
Weighted-average risk-free rate used to discount premiums	3.5%	3.4%
Weighted-average period of premiums receivable (in years)	9.4	9.4

5.	Financial Guaranty Insurance Acquisition Costs

Accounting Policy

Policy acquisition costs that are directly related and essential to successful insurance contract acquisition and ceding commission income on ceded reinsurance contracts are deferred for contracts accounted for as insurance. Amortization of deferred policy acquisition costs includes the accretion of discount on ceding commission income and expense. Acquisition costs associated with derivative contracts are not deferred.

Direct costs related to the acquisition of new and renewal contracts that result directly from and are essential to the contract transaction are capitalized. These costs include expenses such as ceding commissions expense on assumed reinsurance contracts and the cost of underwriting personnel attributable to successful underwriting efforts. Ceding commission expense on assumed reinsurance contracts and ceding commission income on ceded reinsurance contracts that are associated with premiums received in installments are calculated at their contractually defined rates and included in deferred acquisition costs ("DAC"), with a corresponding offset to net premiums receivable or reinsurance balances payable. Management uses its judgment in determining the type and amount of costs to be deferred. The Company conducts an annual study to determine which operating costs qualify for deferral. Costs incurred for soliciting potential customers, market research, training, administration, unsuccessful acquisition efforts, and product development as well as all overhead type costs are charged to expense as incurred. DAC is amortized in proportion to net earned premiums. When an insured obligation is retired early, the remaining related DAC is expensed at that time.

Expected losses, which include loss adjustment expenses (“LAE”), investment income, and the remaining costs of servicing the insured or reinsured business, are considered in determining the recoverability of DAC.

Rollforward of
Deferred Acquisition Costs

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Beginning of period	$124	$116	$132
Costs deferred during the period:
Commissions on assumed and ceded business	7	9	(13)
Premium taxes	3	4	4
Compensation and other acquisition costs	10	8	10
Total	20	21	1
Costs amortized during the period	(23)	(13)	(17)
End of period	$121	$124	$116

6.	Expected Loss to be Paid

The insured portfolio includes policies accounted for under three separate accounting models depending on the characteristics of the contract and the Company's control rights. The Company has paid and expects to pay future losses on policies which fall under each of the three accounting models. The following provides a summarized description of the three accounting models prescribed by GAAP with a reference to the notes that describe the accounting policies and required disclosures throughout this report. The three models are: (1) insurance, (2) derivative and (3) VIE consolidation.

In order to effectively evaluate and manage the economics and liquidity of the entire insured portfolio, management compiles and analyzes loss information for all policies on a consistent basis. The Company monitors and assigns ratings and calculates expected losses in the same manner for all its exposures regardless of form or differing accounting models.

This note provides information regarding expected claim payments to be made under all contracts in the insured portfolio. Net expected loss to be paid in the tables below consists of the present value of future: expected claim and LAE payments, expected recoveries of excess spread in the transaction structures, cessions to reinsurers, and expected recoveries for breaches of representations and warranties ("R&W") and other loss mitigation strategies.

Accounting Policy

Insurance Accounting

For contracts accounted for as financial guaranty insurance, loss and LAE reserve is recorded only to the extent and for the amount that expected losses to be paid exceed unearned premium reserve. As a result, the Company has expected loss to be paid that have not yet been expensed. Such amounts will be recognized in future periods as deferred premium revenue amortizes into income. Expected loss to be paid is important from a liquidity perspective in that it represents the present value of amounts that the Company expects to pay or recover in future periods, regardless of the accounting model. Expected loss to be paid is an important measure used by management to analyze the net economic loss on all contacts. Expected loss to be expensed is important because it presents the Company's projection of incurred losses that will be recognized in future periods (excluding accretion of discount). See Note 7, Financial Guaranty Insurance Losses.

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

VIE Consolidation, at Fair Value

For financial guaranty insurance contracts issued on the debt of variable interest entities over which the Company is deemed to be the primary beneficiary due to its control rights, as defined in GAAP, the Company consolidates the FG VIE. The Company carries the assets and liabilities of the FG VIEs at fair value under the fair value option election. Management assesses the losses on the insured debt of the consolidated FG VIEs in the same manner as other financial guaranty insurance and credit derivative contracts. See Note 10, Consolidated Variable Interest Entities.

Expected Loss to be Paid

The expected loss to be paid is equal to the present value of expected future cash outflows for claim and LAE payments, net of inflows for expected salvage and subrogation (e.g. excess spread on the underlying collateral, and estimated and contractual recoveries for breaches of representations and warranties), using current risk-free rates. When the Company becomes entitled to the cash flow from the underlying collateral of an insured credit under salvage and subrogation rights as a result of a claim payment or estimated future claim payment, it reduces the expected loss to be paid on the contract. Net expected loss to be paid is defined as expected loss to be paid, net of amounts ceded to reinsurers.

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

In circumstances where the Company has purchased its own insured obligations that have expected losses, expected loss to be paid is reduced by the proportionate share of the insured obligation that is held in the investment portfolio. The difference between the purchase price of the obligation and the fair value excluding the value of the Company's insurance, is treated as a paid loss. Assets that are purchased by the Company are recorded in the investment portfolio, at fair value, excluding the value of the Company's insurance. See Note 11, Investments and Cash and Note 8, Fair Value Measurement.

Loss Estimation Process

The Company’s loss reserve committees estimate expected loss to be paid for all contracts. Surveillance personnel present analyses related to potential losses to the Company’s loss reserve committees for consideration in estimating the expected loss to be paid. Such analyses include the consideration of various scenarios with corresponding probabilities assigned to them. Depending upon the nature of the risk, the Company’s view of the potential size of any loss and the information available to the Company, that analysis may be based upon individually developed cash flow models, internal credit rating assessments and sector-driven loss severity assumptions or judgmental assessments. In the case of its assumed business, the Company may conduct its own analysis as just described or, depending on the Company’s view of the potential size of any loss and the information available to the Company, the Company may use loss estimates provided by ceding insurers. The Company’s loss reserve committees review and refresh the estimate of expected loss to be paid each quarter. The Company’s estimate of ultimate loss on a policy is subject to significant uncertainty over the life of the insured transaction due to the potential for significant variability in credit performance as a result of economic, fiscal and financial market variability over the long duration of most contracts. The determination of expected loss to be paid is an inherently subjective process involving numerous estimates, assumptions and judgments.

The following tables present a roll forward of the present value of net expected loss to be paid for all contracts, whether accounted for as insurance, credit derivatives or FG VIEs, by sector, before and after the benefit for net expected recoveries for contractual breaches of R&W. The Company used weighted average risk-free rates for U.S. dollar denominated obligations, that ranged from 0.0% to 2.95% as of December 31, 2014 and 0.0% to 4.44% as of December 31, 2013.

Net Expected Loss to be Paid
Before Net Expected Recoveries for Breaches of R&W
Roll Forward by Sector
Year Ended December 31, 2014

	Net Expected Loss to be Paid (Recovered) as of December 31, 2013(2)	Economic Loss Development	(Paid) Recovered Losses(1)	Net Expected Loss to be Paid (Recovered) as of December 31, 2014(2)
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$25	$(17)	$(2)	$6
Alt-A first lien	578	(13)	(155)	410
Option ARM	164	(45)	(120)	(1)
Subprime	422	43	(53)	412
Total first lien	1,189	(32)	(330)	827
Second lien:
Closed-end second lien	87	(3)	9	93
HELOCs	(71)	35	17	(19)
Total second lien	16	32	26	74
Total U.S. RMBS	1,205	0	(304)	901
TruPS	51	(28)	—	23
Other structured finance	120	96	2	218
U.S. public finance	264	183	(144)	303
Non-U.S. public finance	57	(12)	—	45
Other insurance	(3)	(1)	—	(4)
Total	$1,694	$238	$(446)	$1,486

Net Expected Loss to be Paid
Before Net Expected Recoveries for Breaches of R&W
Roll Forward by Sector
Year Ended December 31, 2013

	Net Expected Loss to be Paid (Recovered) as of December 31, 2012	Economic Loss Development	(Paid) Recovered Losses(1)	Net Expected Loss to be Paid (Recovered) as of December 31, 2013(2)
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$10	$16	$(1)	$25
Alt-A first lien	693	(40)	(75)	578
Option ARM	460	63	(359)	164
Subprime	351	101	(30)	422
Total first lien	1,514	140	(465)	1,189
Second lien:
Closed-end second lien	99	(3)	(9)	87
HELOCs	39	3	(113)	(71)
Total second lien	138	0	(122)	16
Total U.S. RMBS	1,652	140	(587)	1,205
TruPS	27	7	17	51
Other structured finance	312	(41)	(151)	120
U.S. public finance	7	239	18	264
Non-U.S. public finance	52	17	(12)	57
Other insurance	(3)	(10)	10	(3)
Total	$2,047	$352	$(705)	$1,694
____________________

(1)
Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded in reinsurance recoverable on paid losses included in other assets. The Company paid $37 million and $54 million in LAE for the years ended December 31, 2014 and 2013, respectively.

(2)	Includes expected LAE to be paid of $16 million as of December 31, 2014 and $34 million as of December 31, 2013.

Net Expected Recoveries from
Breaches of R&W Rollforward
Year Ended December 31, 2014

	Future Net R&W Benefit as of December 31, 2013	R&W Development and Accretion of Discount During 2014	R&W (Recovered) During 2014	Future Net R&W Benefit as of December 31, 2014 (1)
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$4	$(1)	$(1)	$2
Alt-A first lien	274	131	(299)	106
Option ARM	173	14	(172)	15
Subprime	118	50	(59)	109
Total first lien	569	194	(531)	232
Second lien:
Closed-end second lien	98	(6)	(7)	85
HELOC	45	80	(125)	—
Total second lien	143	74	(132)	85
Total	$712	$268	$(663)	$317

Net Expected Recoveries from
Breaches of R&W Rollforward
Year Ended December 31, 2013

	Future Net R&W Benefit as of December 31, 2012	R&W Development and Accretion of Discount During 2013	R&W (Recovered) During 2013	Future Net R&W Benefit as of December 31, 2013
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$4	$—	$—	$4
Alt-A first lien	378	41	(145)	274
Option ARM	591	161	(579)	173
Subprime	109	9	—	118
Total first lien	1,082	211	(724)	569
Second lien:
Closed-end second lien	138	(9)	(31)	98
HELOC	150	94	(199)	45
Total second lien	288	85	(230)	143
Total	$1,370	$296	$(954)	$712
____________________

(1)	See the section "Breaches of Representations and Warranties" below for eligible assets held in trust.

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward by Sector
Year Ended December 31, 2014

	Net Expected Loss to be Paid (Recovered) as of December 31, 2013	Economic Loss Development	(Paid) Recovered Losses(1)	Net Expected Loss to be Paid (Recovered) as of December 31, 2014
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$21	$(16)	$(1)	$4
Alt-A first lien	304	(144)	144	304
Option ARM	(9)	(59)	52	(16)
Subprime	304	(7)	6	303
Total first lien	620	(226)	201	595
Second lien:
Closed-end second lien	(11)	3	16	8
HELOCs	(116)	(45)	142	(19)
Total second lien	(127)	(42)	158	(11)
Total U.S. RMBS	493	(268)	359	584
TruPS	51	(28)	—	23
Other structured finance	120	96	2	218
U.S. public finance	264	183	(144)	303
Non-U.S. public finance	57	(12)	—	45
Other insurance	(3)	(1)	—	(4)
Total	$982	$(30)	$217	$1,169

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward by Sector
Year Ended December 31, 2013

	Net Expected Loss to be Paid (Recovered) as of December 31, 2012	Economic Loss Development	(Paid) Recovered Losses(1)	Net Expected Loss to be Paid (Recovered) as of December 31, 2013
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$6	$16	$(1)	$21
Alt-A first lien	315	(81)	70	304
Option ARM	(131)	(98)	220	(9)
Subprime	242	92	(30)	304
Total first lien	432	(71)	259	620
Second lien:
Closed-end second lien	(39)	6	22	(11)
HELOCs	(111)	(91)	86	(116)
Total second lien	(150)	(85)	108	(127)
Total U.S. RMBS	282	(156)	367	493
TruPS	27	7	17	51
Other structured finance	312	(41)	(151)	120
U.S. public finance	7	239	18	264
Non-U.S. public finance	52	17	(12)	57
Other insurance	(3)	(10)	10	(3)
Total	$677	$56	$249	$982
 ____________________

(1)
Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses and recoveries are typically settled 45 days after the end of the reporting period. Such amounts are recorded in reinsurance recoverable on paid losses included in other assets.

The following tables present the present value of net expected loss to be paid for all contracts by accounting model, by sector and after the benefit for estimated and contractual recoveries for breaches of R&W.

Net Expected Loss to be Paid (Recovered)
By Accounting Model
As of December 31, 2014

	Financial Guaranty Insurance	FG VIEs(1)	Credit Derivatives(2)	Total
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$2	$—	$2	$4
Alt-A first lien	288	17	(1)	304
Option ARM	(15)	—	(1)	(16)
Subprime	163	71	69	303
Total first lien	438	88	69	595
Second lien:
Closed-end second lien	(27)	31	4	8
HELOCs	(26)	7	—	(19)
Total second lien	(53)	38	4	(11)
Total U.S. RMBS	385	126	73	584
TruPS	1	—	22	23
Other structured finance	255	—	(37)	218
U.S. public finance	303	—	—	303
Non-U.S. public finance	45	—	—	45
Subtotal	$989	$126	$58	1,173
Other				(4)
Total				$1,169

Net Expected Loss to be Paid (Recovered)
By Accounting Model
As of December 31, 2013

	Financial Guaranty Insurance	FG VIEs(1)	Credit Derivatives(2)	Total
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$3	$—	$18	$21
Alt-A first lien	199	31	74	304
Option ARM	(18)	(2)	11	(9)
Subprime	149	81	74	304
Total first lien	333	110	177	620
Second lien:
Closed-end second lien	(34)	25	(2)	(11)
HELOCs	(41)	(75)	—	(116)
Total second lien	(75)	(50)	(2)	(127)
Total U.S. RMBS	258	60	175	493
TruPS	3	—	48	51
Other structured finance	161	—	(41)	120
U.S. public finance	264	—	—	264
Non-U.S. public finance	55	—	2	57
Subtotal	$741	$60	$184	985
Other				(3)
Total				$982
___________________
(1)    Refer to Note 10, Consolidated Variable Interest Entities.

(2)    Refer to Note 9, Financial Guaranty Contracts Accounted for as Credit Derivatives.

The following tables present the net economic loss development for all contracts by accounting model, by sector and after the benefit for estimated and contractual recoveries for breaches of R&W.

Net Economic Loss Development (Benefit)
By Accounting Model
Year Ended December 31, 2014

	Financial Guaranty Insurance	FG VIEs(1)	Credit Derivatives(2)	Total
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$—	$—	$(16)	$(16)
Alt-A first lien	(87)	(13)	(44)	(144)
Option ARM	(48)	1	(12)	(59)
Subprime	(15)	6	2	(7)
Total first lien	(150)	(6)	(70)	(226)
Second lien:
Closed-end second lien	(2)	8	(3)	3
HELOCs	(128)	83	—	(45)
Total second lien	(130)	91	(3)	(42)
Total U.S. RMBS	(280)	85	(73)	(268)
TruPS	(2)	—	(26)	(28)
Other structured finance	97	—	(1)	96
U.S. public finance	183	—	—	183
Non-U.S. public finance	(10)	—	(2)	(12)
Subtotal	$(12)	$85	$(102)	(29)
Other				(1)
Total				$(30)

Net Economic Loss Development (Benefit)
By Accounting Model
Year Ended December 31, 2013

	Financial Guaranty Insurance	FG VIEs(1)	Credit Derivatives(2)	Total
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$(1)	$—	$17	$16
Alt-A first lien	(54)	5	(32)	(81)
Option ARM	(62)	(36)	—	(98)
Subprime	48	32	12	92
Total first lien	(69)	1	(3)	(71)
Second lien:
Closed-end second lien	30	(34)	10	6
HELOCs	(91)	(1)	1	(91)
Total second lien	(61)	(35)	11	(85)
Total U.S. RMBS	(130)	(34)	8	(156)
TruPS	—	—	7	7
Other structured finance	(36)	—	(5)	(41)
U.S. public finance	239	—	—	239
Non-U.S. public finance	16	—	1	17
Subtotal	$89	$(34)	$11	66
Other				(10)
Total				$56
___________________
(1)    Refer to Note 10, Consolidated Variable Interest Entities.

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

The Company has been enforcing claims for breaches of R&W regarding the characteristics of the loans included in the collateral pools. The Company calculates a credit for R&W recoveries to include in its cash flow projections. Where the Company has an agreement with an R&W provider (such as its agreements with Bank of America, Deutsche Bank and UBS, which are described in more detail under "Breaches of Representations and Warranties" below), that credit is based on the agreement or potential agreement. Where the Company does not have an agreement with the R&W provider but the Company believes the R&W provider to be economically viable, the Company estimates what portion of its past and projected future claims it believes will be reimbursed by that provider.

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

The Company's RMBS loss projection methodology assumes that the housing and mortgage markets will continue improving. Each period the Company makes a judgment as to whether to change the assumptions it uses to make RMBS loss projections based on its observation during the period of the performance of its insured transactions (including early stage delinquencies, late stage delinquencies and loss severity) as well as the residential property market and economy in general, and, to the extent it observes changes, it makes a judgment as whether those changes are normal fluctuations or part of a trend.

Year-End 2014 Compared to Year-End 2013 U.S. RMBS Loss Projections

Based on its observations of the performance of its insured transactions (including early stage delinquencies, late stage delinquencies and loss severity) as well as the residential property market and economy in general, the Company chose to use the same general methodology to project first lien RMBS losses as of December 31, 2014 as it used as of December 31, 2013, but it made a number of refinements to reflect its observations, notably:

•
updated the liquidation rates it uses on delinquent loans based on observations and on an assumption that loan modifications (which improve liquidation rates) would over the next year be less frequent than they were over the most recent year

•	updated the liquidation rate it uses for loans reported as current but that had been reported as modified over the previous twelve months, based on observed data

•	established a liquidation rate assumption for loans reported as current and not modified in the past twelve months but that had been reported as delinquent in the previous twelve months

•	established loss severity assumptions by vintage category as well as product type, rather than just product type as done previously

•	beginning with the third quarter 2014, each quarter shortened by three months the period it is projecting it will take in the base case to reach the final CDR

The methodology and revised assumptions the Company uses to project first lien RMBS losses and the scenarios it employs are described in more detail below under " - U.S. First Lien RMBS Loss Projections: Alt A First Lien, Option ARM, Subprime and Prime". The Company estimated the impact of all of the refinements to its first lien RMBS assumptions described above to be a decrease of expected losses of approximately $42 million (before adjustments for settlements or loss mitigation purchases).
Based on its observations of the performance of its insured transactions (including early stage delinquencies, late stage delinquencies and loss severity) as well as the residential property market and economy in general, the Company chose to use the same general methodology to project second lien RMBS losses as of December 31, 2014 as it used as of December 31, 2013, but it made a number of refinements to reflect its observations, notably with respect to most HELOC projections to:

•	reflect increased recoveries on newly defaulted loans as well as previously defaulted loans

•	project incremental defaults associated with increased monthly payments that occur when interest-only periods end

•	increase the assumed final conditional prepayment rate ("CPR") from 10% to 15%

The net impact of the refinements in the first two bullet points, which were implemented in the third quarter 2014, was an increase of $36 million in expected losses in the Company's base case as of September 30, 2014. The net impact of the refinements in the third bullet point was an increase in $13 million in expected losses in the Company's base case as of December 31, 2014.
The methodology and assumptions the Company uses to project second lien RMBS losses and the scenarios it employs are described in more detail below under " - U.S. Second Lien RMBS Loss Projections: HELOCs and Closed-End Second Lien".
Year-End 2013 Compared to Year-End 2012 U.S. RMBS Loss Projections

Based on the Company's observation during the year of the performance of its insured RMBS transactions (including early stage delinquencies, late stage delinquencies and loss severity) as well as the residential property market and economy in general, the Company chose to use the same general methodology (with the refinements described below) to project RMBS losses as of December 31, 2013 as it used as of December 31, 2012. The Company's use of the same general approach to project RMBS losses as of December 31, 2013 as it used as of December 31, 2012 was consistent with its view at December 31, 2013 that the housing and mortgage market recovery was occurring at a slower pace than it anticipated at December 31, 2012.

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

During 2013 the Company observed improvements in the performance of its second lien RMBS transactions that, when viewed in the context of their performance prior to 2013, suggested those transactions were beginning to respond to the improvements in the residential property market and economy being widely reported by market observers. Based on such observations, in projecting losses for second lien RMBS the Company chose to decrease by two months in its base scenario and by three months in its optimistic scenario the period it assumed it would take the mortgage market to recover as compared to December 31, 2012. Also during 2013 the Company observed material improvements in the delinquency measures of certain second lien RMBS for which the servicing had been transferred, and made certain adjustments on just those transactions to reflect its view that much of this improvement was due to loan modifications and reinstatements made by the new servicer and that such recently modified and reinstated loans may have a higher likelihood of defaulting again. The methodology and assumptions the Company used to project second lien RMBS losses and the scenarios it employed are described in more detail below under " - U.S. Second Lien RMBS Loss Projections: HELOCs and Closed-End Second Lien".

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

U.S. First Lien RMBS Loss Projections: Alt-A First Lien, Option ARM, Subprime and Prime

     The majority of projected losses in first lien RMBS transactions are expected to come from non-performing mortgage loans (those that have been modified or have been delinquent in the previous 12 months, are two or more payments behind, are in foreclosure or that have been foreclosed and so the RMBS issuer owns the underlying real estate). Changes in the amount of non-performing loans from the amount projected in the previous period are one of the primary drivers of loss development in this portfolio. In order to determine the number of defaults resulting from these delinquent and foreclosed loans, the Company applies a liquidation rate assumption to loans in each of various non-performing categories. The Company arrived at its liquidation rates based on data purchased from a third party provider and assumptions about how delays in the foreclosure process and loan modifications may ultimately affect the rate at which loans are liquidated. Each year the Company reviews the most recent twenty-four months of this data and adjusts its liquidation rates based on its observations. The following table shows liquidation assumptions for various non-performing categories.

First Lien Liquidation Rates

	December 31, 2014	December 31, 2013	December 31, 2012
Current Loans Modified in Previous 12 Months
Alt A and Prime	25%	35%	N/A
Option ARM	25	35	N/A
Subprime	25	35	N/A
Current Loans Delinquent in the Previous 12 Months
Alt A and Prime	25	N/A	N/A
Option ARM	25	N/A	N/A
Subprime	25	N/A	N/A
30 – 59 Days Delinquent
Alt A and Prime	35	50	35%
Option ARM	40	50	50
Subprime	35	45	30
60 – 89 Days Delinquent
Alt A and Prime	50	60	55
Option ARM	55	65	65
Subprime	40	50	45
90+ Days Delinquent
Alt A and Prime	60	75	65
Option ARM	65	70	75
Subprime	55	60	60
Bankruptcy
Alt A and Prime	45	60	55
Option ARM	50	60	70
Subprime	40	55	50
Foreclosure
Alt A and Prime	75	85	85
Option ARM	80	80	85
Subprime	70	70	80
Real Estate Owned
All	100	100	100

While the Company uses liquidation rates as described above to project defaults of non-performing loans (including current loans modified or delinquent within the last 12 months), it projects defaults on presently current loans by applying a CDR trend. The start of that CDR trend is based on the defaults the Company projects will emerge from currently nonperforming, recently nonperforming and modified loans. The total amount of expected defaults from the non-performing loans is translated into a constant CDR (i.e., the CDR plateau), which, if applied for each of the next 36 months, would be sufficient to produce approximately the amount of defaults that were calculated to emerge from the various delinquency categories. The CDR thus calculated individually on the delinquent collateral pool for each RMBS is then used as the starting point for the CDR curve used to project defaults of the presently performing loans.

In the base case, after the initial 36-month CDR plateau period, each transaction’s CDR is projected to improve over 12 months to an intermediate CDR (calculated as 20% of its CDR plateau); that intermediate CDR is held constant for 36 months and then trails off in steps to a final CDR of 5% of the CDR plateau. In the base case, the Company assumes the final CDR will be reached eight years and six months after the initial 36-month CDR plateau period, which is six months shorter than assumed as of December 31, 2013 but the same calendar date as it assumed as of June 30, 2014. Under the Company’s methodology, defaults projected to occur in the first 36 months represent defaults that can be attributed to loans that were modified or delinquent in the last 12 months or that are currently delinquent or in foreclosure, while the defaults projected to occur using the projected CDR trend after the first 36 month period represent defaults attributable to borrowers that are currently performing or are projected to reperform.

     Another important driver of loss projections is loss severity, which is the amount of loss the transaction incurs on a loan after the application of net proceeds from the disposal of the underlying property. Loss severities experienced in first lien transactions have reached historic high levels, and the Company is assuming in the base case that these high levels generally will continue for another 18 months. The Company determines its initial loss severity based on actual recent experience. The Company then assumes that loss severities begin returning to levels consistent with underwriting assumptions beginning after the initial 18 month period, declining to 40% in the base case over 2.5 years. Beginning for December 31, 2014, the Company differentiated the loss severity assumptions depending on the vintage of the transaction, as shown in the table below.

The following table shows the range as well as the average, weighted by outstanding net insured par, for key assumptions used in the calculation of expected loss to be paid for individual transactions for direct vintage 2004 - 2008 first lien U.S. RMBS.

Key Assumptions in Base Case Expected Loss Estimates
First Lien RMBS(1)

	As of December 31, 2014				As of December 31, 2013				As of December 31, 2012
	Range			Weighted Average	Range			Weighted Average	Range			Weighted Average
Alt-A First Lien
Plateau CDR	2.0%	–	13.4%	7.3%	2.8%	–	18.4%	9.7%	3.8%	–	23.2%	13.3%
Intermediate CDR	0.4%	–	2.7%	1.5%	0.6%	–	3.7%	1.9%	0.8%	–	4.6%	2.7%
Period until intermediate CDR	48 months				48 months				36 months
Final CDR	0.1%	–	0.7%	0.3%	0.1%	–	0.9%	0.5%	0.2%	–	1.2%	0.6%
Initial loss severity:
2005 and prior	60%				65%				65%
2006	70%				65%				65%
2007	65%				65%				65%
Initial CPR	1.7%	–	21.0%	7.7%	0.0%	–	34.2%	9.7%	0.0%	–	39.4%	7.4%
Final CPR(2)	15%				15%				15%
Option ARM
Plateau CDR	4.3%	–	14.2%	10.6%	4.9%	–	16.8%	11.9%	7.0%	–	26.1%	18.4%
Intermediate CDR	0.9%	–	2.8%	2.1%	1.0%	–	3.4%	2.4%	1.4%	–	5.2%	3.7%
Period until intermediate CDR	48 months				48 months				36 months
Final CDR	0.2%	–	0.7%	0.5%	0.2%	–	0.8%	0.5%	0.4%	–	1.3%	0.8%
Initial loss severity:
2005 and prior	60%				65%				65%
2006	70%				65%				65%
2007	65%				65%				65%
Initial CPR	1.1%	–	11.8%	4.9%	0.4%	–	13.1%	4.7%	0.0%	–	10.7%	4.0%
Final CPR(2)	15%				15%				15%
Subprime
Plateau CDR	4.9%	–	15.0%	10.6%	5.6%	–	16.2%	11.8%	7.3%	–	26.2%	17.3%
Intermediate CDR	1.0%	–	3.0%	2.1%	1.1%	–	3.2%	2.4%	1.5%	–	5.2%	3.5%
Period until intermediate CDR	48 months				48 months				36 months
Final CDR	0.2%	–	0.7%	0.4%	0.3%	–	0.8%	0.4%	0.4%	–	1.3%	0.6%
Initial loss severity:
2005 and prior	75%				90%				90%
2006	90%				90%				90%
2007	90%				90%				90%
Initial CPR	0.0%	–	10.5%	6.1%	0.0%	–	15.7%	4.1%	0.0%	–	17.6%	3.6%
Final CPR(2)	15%				15%				15%
____________________
(1)                                Represents variables for most heavily weighted scenario (the “base case”).

(2)	For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used.

 The rate at which the principal amount of loans is voluntarily prepaid may impact both the amount of losses projected (since that amount is a function of the conditional default rate, the loss severity and the loan balance over time) as well as the amount of excess spread (the amount by which the interest paid by the borrowers on the underlying loan exceeds the amount of interest owed on the insured obligations). The assumption for the voluntary CPR follows a similar pattern to that of the conditional default rate. The current level of voluntary prepayments is assumed to continue for the plateau period before gradually increasing over 12 months to the final CPR, which is assumed to be 15% in the base case. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. These assumptions are the same as those the Company used for December 31, 2013 and December 31, 2012 except that, as of December 31, 2014 and December 31, 2013 the period of initial CDRs were assumed to last 12 months longer than they were assumed to last as of December 31, 2012, so the initial CPR is also held constant 12 months longer as of December 31, 2014 and December 31, 2013 than it was as of December 31, 2012.

 In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the conditional default rate returned to its modeled equilibrium, which was defined as 5% of the initial conditional default rate. The Company also stressed CPR and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios (including its base case) as of December 31, 2014. The Company used a similar approach to establish its pessimistic and optimistic scenarios as of December 31, 2014 as it used as of December 31, 2013 and December 31, 2012, increasing and decreasing the periods of stress from those used in the base case, except that all of the stress periods were longer as of December 31, 2014 and December 31, 2013 than they were as of December 31, 2012.

In a somewhat more stressful environment than that of the base case, where the conditional default rate plateau was extended six months (to be 42 months long) before the same more gradual conditional default rate recovery and loss severities were assumed to recover over 4.5 rather than 2.5 years (and subprime loss severities were assumed to recover only to 60% and Option ARM and Alt A loss severities to only 45%), expected loss to be paid would increase from current projections by approximately $29 million for Alt-A first liens, $9 million for Option ARM, $73 million for subprime and $2 million for prime transactions.

In an even more stressful scenario where loss severities were assumed to rise and then recover over nine years and the initial ramp-down of the conditional default rate was assumed to occur over 15 months and other assumptions were the same as the other stress scenario, expected loss to be paid would increase from current projections by approximately $79 million for Alt-A first liens, $21 million for Option ARM, $102 million for subprime and $7 million for prime transactions.

In a scenario with a somewhat less stressful environment than the base case, where conditional default rate recovery was somewhat less gradual, expected loss to be paid would increase from current projections by approximately $0.3 million for Alt-A first lien and would decrease by $12 million for Option ARM, $10 million for subprime and $0.1 million for prime transactions.

In an even less stressful scenario where the conditional default rate plateau was six months shorter (30 months, effectively assuming that liquidation rates would improve) and the conditional default rate recovery was more pronounced, (including an initial ramp-down of the conditional default rate over nine months), expected loss to be paid would decrease from current projections by approximately $28 million for Alt-A first lien, $26 million for Option ARM, $52 million for subprime and $1 million for prime transactions.

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

Key Assumptions in Base Case Expected Loss Estimates
Second Lien RMBS(1)

HELOC key assumptions	As of December 31, 2014				As of December 31, 2013				As of December 31, 2012
	Range			Weighted Average	Range			Weighted Average	Range			Weighted Average
Plateau CDR	2.8%	–	6.8%	4.1%	2.3%	–	7.7%	4.9%	3.8%	–	15.9%	8.8%
Final CDR trended down to	0.5%	–	3.2%	1.2%	0.4%	–	3.2%	1.1%	0.4%	–	3.2%	1.2%
Period until final CDR	34 months				34 months				36 months
Initial CPR	6.9%	–	21.8%	11.0%	2.7%	–	21.5%	9.9%	2.9%	–	15.4%	6.6%
Final CPR(2)	15.0%	–	21.8%	15.5%	10%				10%
Loss severity	90%	–	98%	90.4%	98%				98%

Closed-end second lien key assumptions	As of December 31, 2014				As of December 31, 2013				As of December 31, 2012
	Range			Weighted Average	Range			Weighted Average	Range			Weighted Average
Plateau CDR	5.5%	–	12.5%	7.2%	7.3%	–	15.1%	8.5%	7.3%	–	20.7%	12.7%
Final CDR trended down to	3.5%	–	9.1%	4.9%	3.5%	–	9.1%	5.0%	3.5%	–	9.1%	4.9%
Period until final CDR	34 months				34 months				36 months
Initial CPR	2.8%	–	13.9%	9.9%	3.1%	–	12.0%	7.1%	1.9%	–	12.5%	4.0%
Final CPR(2)	15%				10%				10%
Loss severity	98%				98%				98%
 ____________________

(1)	Represents variables for most heavily weighted scenario (the “base case”).

(2)	For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used.

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

For the base case scenario, the CDR (the “plateau CDR”) was held constant for one month. Once the plateau period has ended, the CDR is assumed to gradually trend down in uniform increments to its final long-term steady state CDR. (The long-term steady state CDR is calculated as the constant CDR that would have yielded the amount of losses originally expected at underwriting.) In the base case scenario, the time over which the CDR trends down to its final CDR is 28 months. Therefore, the total stress period for second lien transactions is 34 months, comprising five months of delinquent data, a one month plateau period and 28 months of decrease to the steady state CDR, the same as of December 31, 2013. This is two months shorter than used for December 31, 2012.

HELOC loans generally permit the borrower to pay only interest for an initial period (often ten years) and, after that period, require the borrower to make both the monthly interest payment and a monthly principal payment, and so increase the borrower's aggregate monthly payment. Some of the HELOC loans underlying the Company's insured HELOC transactions have reached their principal amortization period. Based on the Company’s observation, including information obtained over the last year on the performance of certain loans reaching their principal amortization period and its views of the efficacy of planned servicer intervention, it introduced this year an assumption in the projections for most of its HELOC transactions that 7.5% of loans reaching their amortization periods will default around the time of the payment increase. These projected defaults are in addition to those generated using the CDR curve as described above.

When a second lien loan defaults, there is generally a very low recovery. The Company had assumed as of December 31, 2013 that it will recover only 2% of the collateral defaulting. However, based on additional information the Company obtained over the last year, it increased this recovery assumption in the projections for most of its HELOC transactions as of December 31, 2014 to 10% of collateral defaulting in the future, and also assumed declining additional post-default receipts on previously defaulted collateral.

The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected as well as the amount of excess spread. In the base case, the current CPR (based on experience of the most recent three quarters) is assumed to continue until the end of the plateau before gradually increasing to the final CPR over the same period the CDR decreases. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. The final CPR is assumed to be 15% for both HELOC and closed-end second lien transactions, which is lower than the historical average but reflects the Company’s continued uncertainty about the projected performance of the borrowers in these transactions. This pattern is consistent with how the Company modeled the CPR at December 31, 2013. To the extent that prepayments differ from projected levels it could materially change the Company’s projected excess spread and losses.

The net impact of the three refinements the Company made to projecting expected losses in certain HELOC transactions described above (increased defaults of loans reaching their amortization period, increased recoveries, decreased the redefault rate on modified loans and the increase in the final CPR to 15%) was an increase of approximately $53 million in expected losses in the Company's base case as of December 31, 2014 compared to what it would have been without the refinements. The Company uses a number of other variables in its second lien loss projections, including the spread between relevant interest rate indices and HELOC draw rates (the amount of new advances provided on existing HELOCs expressed as a percentage of the current pool balance). These variables have been relatively stable over the past several quarters and in the relevant ranges have less impact on the projection results than the variables discussed above. However, in a number of HELOC transactions the servicers have been modifying poorly performing loans from floating to fixed rates, and, as a result, rising interest rates would negatively impact the excess spread available from these modified loans to support the transactions.  The Company incorporated these modifications in its assumptions.

In estimating expected losses, the Company modeled and probability weighted three possible CDR curves applicable to the period preceding the return to the long-term steady state CDR using the same approaches and weightings as it did as of December 31, 2013. The Company believes that the level of the elevated CDR and the length of time it will persist is the primary driver behind the likely amount of losses the collateral will suffer. The Company continues to evaluate the assumptions affecting its modeling results.

The Company’s base case assumed a one month CDR plateau and a 28 month ramp-down (for a total stress period of 34 months). The Company also modeled a scenario with a longer period of elevated defaults and another with a shorter period of elevated defaults. Increasing the CDR plateau to four months and increasing the ramp-down by five months to 33-months (for a total stress period of 42 months) would increase the expected loss by approximately $14 million for HELOC transactions and $1 million for closed-end second lien transactions. On the other hand, keeping the CDR plateau at one month but decreasing the length of the CDR ramp-down to 18 months (for a total stress period of 24 months) would decrease the expected loss by approximately $15 million for HELOC transactions and $1 million for closed-end second lien transactions.

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

Through December 31, 2014 the Company has caused entities providing R&Ws to pay, or agree to pay, or to terminate insurance protection on future projected losses of, approximately $4.2 billion (gross of reinsurance) in respect of their R&W liabilities for transactions in which the Company has provided insurance.

Based on this success, the Company has included in its net expected loss estimates as of December 31, 2014 an estimated net benefit of $317 million (net of reinsurance). Most of this net benefit is projected to be received pursuant to existing agreements with R&W providers, although some is projected to be received in connection with transactions where the company does not yet have such an agreement. Most of the amount projected to be received pursuant to existing agreements with R&W providers benefits from eligible assets placed in trusts to collateralize the R&W provider’s future reimbursement obligation, with the amount of such collateral subject to increase or decrease from time to time as determined by rating agency requirements. Currently the Company has agreements with three counterparties where a future reimbursement obligation is collateralized by eligible assets held in trust:

•
Bank of America. Under the Company's agreement with Bank of America Corporation and certain of its subsidiaries (“Bank of America”), Bank of America agreed to reimburse the Company for 80% of claims on the first lien transactions covered by the agreement that the Company pays in the future, until the aggregate lifetime collateral losses (not insurance losses or claims) on those transactions reach $6.6 billion. As of December 31, 2014 aggregate lifetime collateral losses on those transactions was $4.1 billion, and the Company was projecting in its base case that such collateral losses would eventually reach $5.1 billion. Bank of America's reimbursement obligation is secured by $574 million of collateral held in trust for the Company's benefit.

•
Deutsche Bank. Under the Company's May 2012 agreement with Deutsche Bank AG and certain of its affiliates (collectively, “Deutsche Bank”), Deutsche Bank agreed to reimburse the Company for certain claims it pays in the future on eight first and second lien transactions, including 80% of claims it pays on those transactions until the aggregate lifetime claims (before reimbursement) reach $319 million. As of December 31, 2014, the Company was projecting in its base case that such aggregate lifetime claims would remain below $319 million. In the event aggregate lifetime claims paid exceed $389 million, Deutsche Bank must reimburse the Company for 85% of such claims paid (in excess of $389 million) until such claims paid reach $600 million.

When the agreement was first signed, Deutsche Bank was also required to reimburse AGC for future claims it pays on certain RMBS resecuritizations. AGC and Deutsche Bank terminated one of the resecuritization transactions on October 10, 2013, another on September 12, 2014 and two more in the fourth quarter of 2014. In the fourth quarter of 2014, AGC and Deutsche Bank also terminated one other BIG transaction under which AGC had provided credit protection to Deutsche Bank through a CDS. In connection with the 2014 terminations, AGC and Deutsche Bank agreed to terminate Deutsche Bank’s reimbursement obligation on all of the RMBS resecuritizations, and AGC made a termination payment to Deutsche Bank and released some of the collateral that had been held in trust. Deutsche Bank remains liable to reimburse the Company for certain claims it pays on eight first and second lien transactions, as described above, and such reimbursement obligation remains secured by $77 million of collateral held in trust for the Company’s benefit.

•
UBS. On May 6, 2013, the Company entered into an agreement with UBS Real Estate Securities Inc. and affiliates ("UBS") and a third party resolving the Company’s claims and liabilities related to specified RMBS transactions that were issued, underwritten or sponsored by UBS and insured by AGM or AGC under financial guaranty insurance policies. Under the agreement, UBS agreed to reimburse the Company for 85% of future losses on three first lien RMBS transactions, and such reimbursement obligation is secured by $109 million of collateral held in trust for the Company's benefit.

For the expected recovery from breaches of R&W in transactions not covered by agreements as of December 31, 2014, the Company did not incorporate any gain contingencies from potential litigation in its estimated repurchases. The amount the Company will ultimately recover related to such contractual R&W is uncertain and subject to a number of factors including the counterparty's ability to pay, the number and loss amount of loans determined to have breached R&W and, potentially, negotiated settlements or litigation recoveries. As such, the Company's estimate of recoveries is uncertain and actual amounts realized may differ significantly from these estimates. In arriving at the expected recovery from breaches of R&W not already covered by agreements, the Company considered the creditworthiness of the provider of the R&W, the number of breaches found on defaulted loans, the success rate in resolving these breaches across those transactions where material repurchases have been made and the potential amount of time until the recovery is realized. The calculation of expected recovery from breaches of such contractual R&W involved a variety of scenarios which ranged from the Company recovering substantially all of the losses it incurred due to violations of R&W to the Company realizing limited recoveries. These scenarios were probability weighted in order to determine the recovery incorporated into the Company's estimate of expected losses. This approach was used for both loans that had already defaulted and those assumed to default in the future. The Company adjusts the calculation of its expected recovery from breaches of R&W based on changing facts and circumstances with respect to each counterparty and transaction.

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

The number of risks subject to R&W recovery is 29, with related net debt service of $2.1 billion as of December 31, 2014 compared to 42 with net debt service of $5.0 billion as of December 31, 2013. Included in these amounts is net debt service related to transactions not yet subject to an agreement. A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making Debt Service payments.

The following table provides a breakdown of the development and accretion amount in the roll forward of estimated recoveries associated with claims for breaches of R&W.

Components of R&W Development

	Year Ended December 31,
	2014	2013
	(in millions)
Inclusion or removal of deals with breaches of R&W during period	$—	$6
Change in recovery assumptions as the result of recovery success	31	(6)
Estimated increase (decrease) in defaults that will result in additional (lower) breaches	(37)	(8)
Settlements and anticipated settlements	263	289
Accretion of discount on balance	11	15
Total	$268	$296

Trust Preferred Securities Collateralized Debt Obligations

The Company has insured or reinsured $4.3 billion of net par (72% of which is in CDS form) of collateralized debt obligations (“CDOs”) backed by TruPS and similar debt instruments, or “TruPS CDOs.” Of the $4.3 billion, $1.3 billion is rated BIG. The underlying collateral in the TruPS CDOs consists of subordinated debt instruments such as TruPS issued by bank holding companies and similar instruments issued by insurance companies, real estate investment trusts (“REITs”) and other real estate related issuers.

The Company projects losses for TruPS CDOs by projecting the performance of the asset pools across several scenarios (which it weights) and applying the CDO structures to the resulting cash flows. At December 31, 2014, the Company has projected expected losses to be paid for TruPS CDOs of $23 million. During 2014 there was positive economic development of approximately $28 million, which was due primarily to improving collateral performance throughout 2014.

“XXX” Life Insurance Transactions

The Company’s $3.1 billion net par of XXX life insurance transactions as of December 31, 2014 include $598 million rated BIG. The BIG “XXX” life insurance reserve securitizations are based on discrete blocks of individual life insurance business. In each such transaction the monies raised by the sale of the bonds insured by the Company were used to capitalize a special purpose vehicle that provides reinsurance to a life insurer or reinsurer. The monies are invested at inception in accounts managed by third-party investment managers.

The BIG “XXX” life insurance transactions consist of two transactions, notes issued by each of Ballantyne Re p.l.c and Orkney Re II p.l.c. These transactions had material amounts of their assets invested in U.S. RMBS. Based on its analysis of the information currently available, including estimates of future investment performance, and projected credit impairments on the invested assets and performance of the blocks of life insurance business at December 31, 2014, the Company’s projected net expected loss to be paid is $161 million. The economic loss development during 2014 was approximately $93 million, which was due primarily to changes in lapse assumptions on the underlying life insurance policies, modest deterioration in life insurance cash flow projections, and a decrease in the risk free rates used to discount the losses.

Manufactured Housing

The Company insures or reinsures a total of $223 million net par of securities backed by manufactured housing loans, of which $160 million is rated BIG. The Company has expected loss to be paid of $25 million as of December 31, 2014. The economic loss development during 2014 was relatively flat.

Student Loan Transactions

The Company has insured or reinsured $2.5 billion net par of student loan securitizations, of which $1.8 billion was issued by private issuers and classified as asset-backed and $0.7 billion was issued by public authorities and classified as public finance. Of these amounts, $196 million and $101 million, respectively, are rated BIG. The Company is projecting approximately $83 million of net expected loss to be paid in these portfolios. In general, the losses are due to: (i) the poor credit performance of private student loan collateral and high loss severities, or (ii) high interest rates on auction rate securities with respect to which the auctions have failed. The economic loss development during 2014 was approximately $18 million, which was due to a decrease during 2014 in the risk free rates used to discount the losses, and some deterioration in collateral performance during the first six months of 2014.

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

The Company has net par exposure to the City of Detroit, Michigan of $2.0 billion as of December 31, 2014 to the general obligation and water and sewer utility sectors, as described below (which exposures are now investment grade by virtue of improvements and agreements reached through the bankruptcy process and settlement). In December 2014, the City of Detroit emerged from bankruptcy under Chapter 9 of the U.S. Bankruptcy Code. The City’s proposed plan of adjustment and disclosure statement with the Bankruptcy Court was approved in November 2014.

•
The Company has net par exposure to $1.0 billion of sewer revenue bonds and $878 million of water revenue bonds. The sewer and water systems provide services to areas that extend beyond the city limits, and the bonds are secured by a lien on "special revenues." The Company rates the bonds, which are secured by a lien on "special revenues," BBB. The exposure reflects the City's issuance in September 2014 of new series of sewer and water revenue bonds to finance (i) the purchase of outstanding sewer and water revenue bonds offered and accepted under a tender offer commenced by the City and (ii) the refunding of certain other sewer revenue and revenue refunding bonds, and the Company's insurance of a portion of such issuance. In connection with these transactions, approximately $677 million of the Company's then combined $1.8 billion net par exposure to the sewer and water revenue bonds was purchased in the tender offer or refunded, and the Company insured approximately $841 million gross par of the new sewer and water revenue bonds. Under the City's amended plan of adjustment, the impairment of all outstanding sewer and water revenue bonds (even those not purchased pursuant to the tender offer or refunded) that had been proposed was removed, including those provisions which provided for the impairment of interest rates and call protection on such bonds.

•
The Company has net par exposure of $107 million to Michigan Finance Authority by virtue of a court ordered exchange with all holders of the City’s general obligation bonds which occurred upon emergence from bankruptcy in December 2014.  The Michigan Finance Authority bonds are secured by a pledge of the unlimited tax, full faith, credit and resources of the City and the specific ad valorem taxes approved by the voters solely to pay debt service on the general obligation bonds and additional security in the form of a subordinate statutory lien on, and intercept of, the City’s distributable state aid.

•
The Company no longer has  exposure to the City's Pension Obligation Certificates.   Upon the effective date of the City’s plan of adjustment, a commutation agreement between AG Re and Financial Guaranty Insurance Co. ("FGIC") pursuant to which FGIC commuted all the reinsurance AG Re provided to FGIC with respect to the Pension Obligation Certificates became effective.

On June 28, 2012, the City of Stockton, California filed for bankruptcy protection under Chapter 9 of the U.S. Bankruptcy Code. The Company's net exposure to the City's general fund is $117 million, consisting of pension obligation bonds. The Company also had exposure to lease revenue bonds; as of December 31, 2014, the Company owned all of such bonds and held them in its investment portfolio. On October 3, 2013, the Company reached a settlement with the City regarding the treatment of the bonds insured by the Company in the City's plan of adjustment. Under the terms of the settlement, the Company will continue to receive net revenues from an office building and an option to take title to that building, and will be entitled to certain fixed payments and certain variable payments contingent on the City's revenue growth. On October 30, 2014, the bankruptcy court confirmed the City's plan of adjustment, which includes the terms of such settlement, and the plan became effective on February 25, 2015.
The Company has $336 million of net par exposure to the Louisville Arena Authority. The bond proceeds were used to construct the KFC Yum Center, home to the University of Louisville men's and women's basketball teams. Actual revenues available for Debt Service are well below original projections, and under the Company's internal rating scale, the transaction is BIG.

The Company projects that its total net expected loss across its troubled U.S. public finance credits as of December 31, 2014, which incorporated the likelihood of the outcomes mentioned above, will be $303 million, compared with a net expected loss of $264 million as of December 31, 2013. Economic loss development in 2014 was approximately $183 million, which was primarily attributable to Puerto Rico and Detroit exposures.

Certain Selected European Country Transactions

The Company insures and reinsures credits with sub-sovereign exposure to various Spanish and Portuguese issuers where a Spanish and Portuguese sovereign default may cause the regions also to default. The Company's gross exposure to these Spanish and Portuguese credits is $521 million and $114 million, respectively and exposure net of reinsurance for Spanish and Portuguese credits is $374 million and $102 million, respectively. The Company rates most of these issuers in the BB category due to the financial condition of Spain and Portugal and their dependence on the sovereign. The Company's Hungary exposure is to infrastructure bonds dependent on payments from Hungarian governmental entities and covered mortgage bonds issued by Hungarian banks. The Company's gross exposure to these Hungarian credits is $529 million and its exposure net of reinsurance is $499 million, most of which is rated BIG. The Company estimated net expected losses of $45 million related to these Spanish, Portuguese and Hungarian credits. The positive economic loss development during 2014 was approximately $5 million, which was primarily attributable to the favorable movement in the exchange rates between the US Dollar and both the Euro and Hungarian Forint during the year.

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

RMBS Transactions

In November 2014, AGM and its affiliate AGC reached a confidential settlement with DLJ Mortgage Capital, Inc., Credit Suisse First Boston Mortgage Securities Corp. and Credit Suisse Securities (USA) LLC to resolve a lawsuit relating to six first lien U.S. RMBS transactions.  AGM and AGC sought damages for alleged breaches of representations and warranties in respect of the underlying loans in these transactions, and failure to cure or repurchase defective loans identified by AGM and AGC.  On November 25, 2014, the parties filed a joint stipulation discontinuing the lawsuit with prejudice.  However, on November 20, 2014, U.S. Bank National Association, as trustee for the transactions, had filed a motion to intervene as a plaintiff in the lawsuit.  On November 26, 2014, the trustee submitted a letter stating that the joint stipulation is ineffective and that the lawsuit may be discontinued only by court order, and requesting an opportunity to review and potentially oppose the settlement.  The court has yet to rule on the trustee’s motion or the trustee’s letter. AGM believes the trustee’s motion and letter are without merit. In the fourth quarter of 2014, AGM recorded a benefit in connection with the settlement.

Previously, AGM also had sued Deutsche Bank AG affiliates DB Structured Products, Inc. and ACE Securities Corp. on a second lien U.S. RMBS transaction that it had insured. In November 2014, AGM resolved those claims against Deutsche Bank and filed a stipulation with the Supreme Court of the State of New York to dismiss the lawsuit; the court ordered the dismissal of the matter on November 17, 2014.

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

Under financial guaranty insurance accounting, the sum of unearned premium reserve and loss and LAE reserve represents the Company's stand‑ready obligation. Unearned premium reserve is deferred premium revenue, less claim payments and recoveries received that have not yet been recognized in the statement of operations ("contra-paid"). At contract inception, the entire stand-ready obligation is represented by unearned premium reserve. A loss and LAE reserve for an insurance contract is only recorded when the expected loss to be paid net of contra-paid (“total losses”) exceed the deferred premium revenue, on a contract by contract basis.

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

Insurance Contracts' Loss Information

The following table provides balance sheet information on loss and LAE reserves and salvage and subrogation recoverable, net of reinsurance. The Company used weighted average risk-free rates for U.S. dollar denominated financial guaranty insurance obligations that ranged from 0.0% to 2.95% as of December 31, 2014 and 0.0% to 4.44% as of December 31, 2013. Financial guaranty insurance expected LAE reserve was $12 million as of December 31, 2014 and $27 million as of December 31, 2013.

Loss and LAE Reserve and Salvage and Subrogation Recoverable
Net of Reinsurance
Insurance Contracts

	As of December 31, 2014			As of December 31, 2013
	Loss and LAE Reserve, net	Salvage and Subrogation Recoverable, net	Net Reserve (Recoverable)	Loss and LAE Reserve, net	Salvage and Subrogation Recoverable, net	Net Reserve (Recoverable)
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$2	$—	$2	$3	$—	$3
Alt-A first lien	87	—	87	108	—	108
Option ARM	28	40	(12)	22	47	(25)
Subprime	166	8	158	143	2	141
First lien	283	48	235	276	49	227
Second lien:
Closed-end second lien	4	39	(35)	5	45	(40)
HELOC	3	39	(36)	5	127	(122)
Second lien	7	78	(71)	10	172	(162)
Total U.S. RMBS	290	126	164	286	221	65
TruPS	0	—	0	2	—	2
Other structured finance	236	2	234	145	6	139
U.S. public finance	243	8	235	189	8	181
Non-U.S. public finance	30	—	30	35	—	35
Financial guaranty	799	136	663	657	235	422
Other recoverables	—	13	(13)	—	15	(15)
Subtotal	799	149	650	657	250	407
Effect of consolidating FG VIEs	(80)	(1)	(79)	(103)	(85)	(18)
Subtotal	719	148	571	554	165	389
Other	2	6	(4)	2	5	(3)
Total (1)	$721	$154	$567	$556	$170	$386
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

Components of Net Reserves (Salvage)
Insurance Contracts

	As of December 31, 2014	As of December 31, 2013
	(in millions)
Loss and LAE reserve	$799	$592
Reinsurance recoverable on unpaid losses	(78)	(36)
Loss and LAE reserve, net	721	556
Salvage and subrogation recoverable	(151)	(174)
Salvage and subrogation payable(1)	10	19
Other recoverables(2)	(13)	(15)
Salvage and subrogation recoverable, net and other recoverable	(154)	(170)
Subtotal	567	386
Less: other (non-financial guaranty business)	(4)	(3)
Net reserves (salvage) - financial guaranty	$571	$389
____________________
(1)          Recorded as a component of reinsurance balances payable.

(2)     R&W recoverables recorded in other assets on the consolidated balance sheet.

Balance Sheet Classification of
Net Expected Recoveries for Breaches of R&W
Insurance Contracts

	As of December 31, 2014			As of December 31, 2013
	For all Financial Guaranty Insurance Contracts	Effect of Consolidating FG VIEs	Reported on Balance Sheet(1)	For all Financial Guaranty Insurance Contracts	Effect of Consolidating FG VIEs	Reported on Balance Sheet(1)
	(in millions)
Salvage and subrogation recoverable, net	$20	$—	$20	$122	$(49)	$73
Loss and LAE reserve, net	185	(8)	177	363	(24)	339
____________________

(1)	The remaining benefit for R&W is either recorded at fair value in FG VIE assets, or not recorded on the balance sheet until the total loss, net of R&W, exceeds unearned premium reserve.

The table below provides a reconciliation of net expected loss to be paid to net expected loss to be expensed. Expected loss to be paid differs from expected loss to be expensed due to: (1) the contra-paid which represent the claim payments made and recoveries received that have not yet been recognized in the statement of operations, (2) salvage and subrogation recoverable for transactions that are in a net recovery position where the Company has not yet received recoveries on claims previously paid (having the effect of reducing net expected loss to be paid by the amount of the previously paid claim and the expected recovery), but will have no future income effect (because the previously paid claims and the corresponding recovery of those claims will offset in income in future periods), and (3) loss reserves that have already been established (and therefore expensed but not yet paid).

Reconciliation of Net Expected Loss to be Paid and
Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of December 31, 2014
(in millions)
Net expected loss to be paid	$1,115
Less: net expected loss to be paid for FG VIEs	126
Total	989
Contra-paid, net	(100)
Salvage and subrogation recoverable, net of reinsurance	135
Loss and LAE reserve, net of reinsurance	(719)
Other recoveries (1)	13
Net expected loss to be expensed (present value)(2)	$318
____________________

(1)	R&W recoverables recorded in other assets on the consolidated balance sheet.

(2)	Excludes $89 million as of December 31, 2014 related to consolidated FG VIEs.

The following table provides a schedule of the expected timing of net expected losses to be expensed. The amount and timing of actual loss and LAE may differ from the estimates shown below due to factors such as refundings, accelerations, commutations, changes in expected lives and updates to loss estimates. This table excludes amounts related to FG VIEs, which are eliminated in consolidation.

Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of December 31, 2014
(in millions)
2015 (January 1 – March 31)	$8
2015 (April 1 – June 30)	8
2015 (July 1 – September 30)	8
2015 (October 1 – December 31)	9
Subtotal 2015	33
2016	34
2017	27
2018	24
2019	22
2020-2024	79
2025-2029	46
2030-2034	32
After 2034	21
Net expected loss to be expensed	318
Discount	413
Total future value	$731

The following table presents the loss and LAE recorded in the consolidated statements of operations by sector for insurance contracts. Amounts presented are net of reinsurance.

Loss and LAE
Reported on the
Consolidated Statements of Operations

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	$(1)	$1	$2
Alt-A first lien	(66)	(2)	51
Option ARM	(37)	(48)	137
Subprime	8	80	38
First lien	(96)	31	228
Second lien:
Closed-end second lien	(2)	18	31
HELOC	(31)	(53)	49
Second lien	(33)	(35)	80
Total U.S. RMBS	(129)	(4)	308
TruPS	(1)	(1)	(10)
Other structured finance	96	(34)	3
Structured finance	(34)	(39)	301
Public Finance:
U.S. public finance	192	198	51
Non-U.S. public finance	(1)	16	234
Public finance	191	214	285
Subtotal	157	175	586
Other	(1)	—	(17)
Loss and LAE on insurance contracts before FG VIE consolidation	156	175	569
Effect of consolidating FG VIEs	(30)	(21)	(65)
Loss and LAE	$126	$154	$504

 The following table provides information on financial guaranty insurance contracts categorized as BIG.

 Financial Guaranty Insurance
BIG Transaction Loss Summary
As of December 31, 2014

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks(1)	164	(59)	75	(15)	119	(38)	358	—	358
Remaining weighted-average contract period (in years)	9.9	7.4	10.1	8.9	9.6	6.9	10.3	—	10.3
Outstanding exposure:
Principal	$12,358	$(2,163)	$2,421	$(286)	$3,067	$(175)	$15,222	$—	$15,222
Interest	6,350	(838)	1,274	(121)	1,034	(48)	7,651	—	7,651
Total(2)	$18,708	$(3,001)	$3,695	$(407)	$4,101	$(223)	$22,873	$—	$22,873
Expected cash outflows (inflows)	$1,762	$(626)	$763	$(77)	$1,716	$(75)	$3,463	$(345)	$3,118
Potential recoveries
Undiscounted R&W	(39)	0	(48)	2	(171)	9	(247)	8	(239)
Other(3)	(1,687)	608	(206)	5	(404)	30	(1,654)	177	(1,477)
Total potential recoveries	(1,726)	608	(254)	7	(575)	39	(1,901)	185	(1,716)
Subtotal	36	(18)	509	(70)	1,141	(36)	1,562	(160)	1,402
Discount	3	0	(117)	11	(353)	9	(447)	34	(413)
Present value of expected cash flows	$39	$(18)	$392	$(59)	$788	$(27)	$1,115	$(126)	$989
Deferred premium revenue	$378	$(70)	$119	$(6)	$312	$(33)	$700	$(116)	$584
Reserves (salvage)(4)	$(42)	$(5)	$278	$(53)	$482	$(10)	$650	$(79)	$571

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

For example, AGM has issued financial guaranty insurance policies in respect of the obligations of municipal obligors under interest rate swaps. Under the swaps, AGM insures periodic payments owed by the municipal obligors to the bank counterparties. Under certain of the swaps, AGM also insures termination payments that may be owed by the municipal obligors to the bank counterparties. If (i) AGM has been downgraded below the rating trigger set forth in a swap under which it has insured the termination payment, which rating trigger varies on a transaction by transaction basis; (ii) the municipal obligor has the right to cure by, but has failed in, posting collateral, replacing AGM or otherwise curing the downgrade of AGM; (iii) the transaction documents include as a condition that an event of default or termination event with respect to the municipal obligor has occurred, such as the rating of the municipal obligor being downgraded past a specified level, and such condition has been met; (iv) the bank counterparty has elected to terminate the swap; (v) a termination payment is payable by the municipal obligor; and (vi) the municipal obligor has failed to make the termination payment payable by it, then AGM would be required to pay the termination payment due by the municipal obligor, in an amount not to exceed the policy limit set forth in the financial guaranty insurance policy. At AGM's current financial strength ratings, if the conditions giving rise to the obligation of AGM to make a termination payment under the swap termination policies were all satisfied, then AGM could pay claims in an amount not exceeding approximately $146 million in respect of such termination payments. Taking into consideration whether the rating of the municipal obligor is below any applicable specified trigger, if the financial strength ratings of AGM were further downgraded below "A" by S&P or below "A2" by Moody's, and the conditions giving rise to the obligation of AGM to make a payment under the swap policies were all satisfied, then AGM could pay claims in an additional amount not exceeding approximately $393 million in respect of such termination payments.

As another example, with respect to variable rate demand obligations ("VRDOs") for which a bank has agreed to provide a liquidity facility, a downgrade of AGM or AGC may provide the bank with the right to give notice to bondholders that the bank will terminate the liquidity facility, causing the bondholders to tender their bonds to the bank. Bonds held by the bank accrue interest at a “bank bond rate” that is higher than the rate otherwise borne by the bond (typically the prime rate plus 2.00% — 3.00%, and capped at the lesser of 25% and the maximum legal limit). In the event the bank holds such bonds for longer than a specified period of time, usually 90-180 days, the bank has the right to demand accelerated repayment of bond principal, usually through payment of equal installments over a period of not less than five years. In the event that a municipal obligor is unable to pay interest accruing at the bank bond rate or to pay principal during the shortened amortization period, a claim could be submitted to AGM or AGC under its financial guaranty policy. As of December 31, 2014, AGM and AGC had insured approximately $6.0 billion net par of VRDOs, of which approximately $0.3 billion of net par constituted VRDOs issued by municipal obligors rated BBB- or lower pursuant to the Company’s internal rating. The specific terms relating to the rating levels that trigger the bank’s termination right, and whether it is triggered by a downgrade by one rating agency or a downgrade by all rating agencies then rating the insurer, vary depending on the transaction.

In addition, AGM may be required to pay claims in respect of AGMH’s former financial products business if Dexia SA and its affiliates, from which the Company had purchased AGMH and its subsidiaries, do not comply with their obligations following a downgrade of the financial strength rating of AGM. Most of the guaranteed investment contracts ("GICs") insured by AGM allow the GIC holder to terminate the GIC and withdraw the funds in the event of a downgrade of AGM below A3 or A-, with no right of the GIC issuer to avoid such withdrawal by posting collateral or otherwise enhancing its credit. Each GIC contract stipulates the thresholds below which the GIC issuer must post eligible collateral, along with the types of securities eligible for posting and the collateralization percentage applicable to each security type. These collateralization percentages range from 100% of the GIC balance for cash posted as collateral to, typically, 108% for asset-backed securities. If the entire aggregate accreted GIC balance of approximately $2.3 billion as of December 31, 2014 were terminated, the assets of the GIC issuers (which had an aggregate accreted principal of approximately $3.4 billion and an aggregate market value of approximately $3.1 billion) would be sufficient to fund the withdrawal of the GIC funds.

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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company may refine its methodologies and assumptions. During 2014, no changes were made to the Company’s valuation models that had or are expected to have, a material impact on the Company’s consolidated balance sheets or statements of operations and comprehensive income.

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

Prices determined based on models where at least one significant model assumption or input is unobservable, are considered to be Level 3 in the fair value hierarchy. As of December 31, 2014, the Company used models to price 37 fixed-maturity securities, which was 7% or $770 million of the Company’s fixed-maturity securities and short-term investments at fair value. Certain Level 3 securities were priced with the assistance of an independent third-party. The pricing is based on a discounted cash flow approach using the third-party’s proprietary pricing models. The models use inputs such as projected prepayment speeds;  severity assumptions; recovery lag assumptions; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price depreciation/appreciation rates based on macroeconomic forecasts and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the bond including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs could materially change the expected timing of cash flows within these securities which is a significant factor in determining the fair value of the securities.

Other Invested Assets

As of December 31, 2014, other invested assets include investments carried and measured at fair value on a recurring basis of $95 million and include primarily investments in the global property catastrophe risk market and investment in a high yield fund that invests primarily in senior loans and bonds. Both of these investments were classified as Level 3. As of December 31, 2013, other invested assets included investments carried and measured at fair value on a recurring basis of $121 million and included primarily certain short-term investments and fixed-maturity securities classified as trading carried as Level 2.

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

Financial Guaranty Contracts Accounted for as Credit Derivatives

The Company’s credit derivatives consist primarily of insured CDS contracts, and also include interest rate swaps that fall under derivative accounting standards requiring fair value accounting through the statement of operations. The Company does not enter into CDS with the intent to trade these contracts and the Company may not unilaterally terminate a CDS contract absent an event of default or termination event that entitles the Company to terminate; however, the Company has mutually agreed with various counterparties to terminate certain CDS transactions. Such terminations generally are not completed at fair value but instead for an amount that approximates the present value of future premiums or for an amount negotiated as part of an R&W settlement.

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

The fair value of the Company’s credit derivative contracts represents the difference between the present value of remaining premiums the Company expects to receive or pay and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge or pay at the reporting date for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the CDS contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. Consistent with previous years, market conditions at December 31, 2014 were such that market prices of the Company’s CDS contracts were not available.

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

Assumptions and Inputs

The various inputs and assumptions that are key to the establishment of the Company’s fair value for CDS contracts are as follows:

•	Gross spread.

•	The allocation of gross spread among:

◦	the profit the originator, usually an investment bank, realizes for putting the deal together and funding the transaction (“bank profit”);

◦	premiums paid to the Company for the Company’s credit protection provided (“net spread”); and

◦	the cost of CDS protection purchased by the originator to hedge their counterparty credit risk exposure to the Company (“hedge cost”).

•	The weighted average life which is based on Debt Service schedules.

The rates used to discount future expected premium cash flows ranged from 0.26% to 2.70% at December 31, 2014 and 0.21% to 3.88% at December 31, 2013.

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

•	Actual collateral specific credit spreads (if up-to-date and reliable market-based spreads are available).

•	Deals priced or closed during a specific quarter within a specific asset class and specific rating. There were no deals closed during the period presented.

•	Credit spreads interpolated based upon market indices.

•	Credit spreads provided by the counterparty of the CDS.

•	Credit spreads extrapolated based upon transactions of similar asset classes, similar ratings, and similar time to maturity.

Information by Credit Spread Type (1)

	As of December 31, 2014	As of December 31, 2013
Based on actual collateral specific spreads	9%	6%
Based on market indices	82%	88%
Provided by the CDS counterparty	9%	6%
Total	100%	100%
 ____________________
(1)    Based on par.

Over time the data inputs can change as new sources become available or existing sources are discontinued or are no longer considered to be the most appropriate. In the fourth quarter of 2014, new market indices were published on Option ARM and Alt-A first lien securitizations. As part of the Company’s normal review process the Company reviewed these indices and based upon the collateral make-up, collateral vintage, and collateral loss experience, determined it to be a better market indication for the Company’s Option ARM and Alt-A first lien securitizations. It is the Company’s objective to move to higher levels on the hierarchy whenever possible, but it is sometimes necessary to move to lower priority inputs because of discontinued data sources or management’s assessment that the higher priority inputs are no longer considered to be representative of market spreads for a given type of collateral. This can happen, for example, if transaction volume changes such that a previously used spread index is no longer viewed as being reflective of current market levels.

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

The premium the Company receives is referred to as the “net spread.” The Company’s pricing model takes into account not only how credit spreads on risks that it assumes affect pricing, but also how the Company’s own credit spread affects the pricing of its deals. The Company’s own credit risk is factored into the determination of net spread based on the impact of changes in the quoted market price for credit protection bought on the Company, as reflected by quoted market prices on CDS referencing AGC or AGM. For credit spreads on the Company’s name the Company obtains the quoted price of CDS contracts traded on AGC and AGM from market data sources published by third parties. The cost to acquire CDS protection referencing AGC or AGM affects the amount of spread on CDS deals that the Company retains and, hence, their fair value. As the cost to acquire CDS protection referencing AGC or AGM increases, the amount of premium the Company retains on a deal generally decreases. As the cost to acquire CDS protection referencing AGC or AGM decreases, the amount of premium the Company retains on a deal generally increases. In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts. Given the current market conditions and the Company’s own credit spreads, approximately 21% and 61% based on number of deals of the Company's CDS contracts are fair valued using this minimum premium as of December 31, 2014 and December 31, 2013, respectively. The percentage of deals that price using the minimum premiums has fluctuated since December 31, 2013 due to changes in AGM's and AGC's credit spreads. In general when AGM's and AGC's credit spreads narrow, the cost to hedge AGM's and AGC's name declines and more transactions price above previously established floor levels. Meanwhile, when AGM's and AGC's credit spreads widen, the cost to hedge AGM's and AGC's name increases causing more transactions to price at previously established floor levels. The Company corroborates the assumptions in its fair value model, including the portion of exposure to AGC and AGM hedged by its counterparties, with independent third parties each reporting period. The current level of AGC’s and AGM’s own credit spread has resulted in the bank or deal originator hedging a significant portion of its exposure to AGC and AGM. This reduces the amount of contractual cash flows AGC and AGM can capture as premium for selling its protection.

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

A fair value resulting in a credit derivative asset on protection sold is the result of contractual cash inflows on in-force deals in excess of what a hypothetical financial guarantor could receive if it sold protection on the same risk as of the reporting date. If the Company were able to freely exchange these contracts (i.e., assuming its contracts did not contain proscriptions on transfer and there was a viable exchange market), it would be able to realize a gain representing the difference between the higher contractual premiums to which it is entitled and the current market premiums for a similar contract. The Company determines the fair value of its CDS contracts by applying the difference between the current net spread and the contractual net spread for the remaining duration of each contract to the notional value of its CDS contracts and taking the present value of such amounts discounted at the corresponding LIBOR over the weighted average remaining life of the contract.

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

The primary weaknesses of the Company’s CDS modeling techniques are:

•	There is no exit market or actual exit transactions. Therefore the Company’s exit market is a hypothetical one based on the Company’s entry market.

•	There is a very limited market in which to validate the reasonableness of the fair values developed by the Company’s model.

•	At December 31, 2014 and 2013, the markets for the inputs to the model were highly illiquid, which impacts their reliability.

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

Fair Value Option on FG VIEs’ Assets and Liabilities

The Company elected the fair value option for all the FG VIEs’ assets and liabilities. See Note 10, Consolidated Variable Interest Entities.

The FG VIEs issued securities collateralized by first lien and second lien RMBS as well as loans and receivables. The lowest level input that is significant to the fair value measurement of these assets and liabilities was a Level 3 input (i.e., unobservable), therefore management classified them as Level 3 in the fair value hierarchy. Prices are generally determined with the assistance of an independent third-party. The pricing is based on a discounted cash flow approach and the third-party’s proprietary pricing models. The models to price the FG VIEs’ liabilities used, where appropriate, inputs such as estimated prepayment speeds; market values of the assets that collateralize the securities; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); yields implied by market prices for similar securities; house price depreciation/appreciation rates based on macroeconomic forecasts and, for those liabilities insured by the Company, the benefit from the Company’s insurance policy guaranteeing the timely payment of principal and interest, taking into account the timing of the potential default and the Company’s own credit rating. The third-party also utilizes an internal model to determine an appropriate yield at which to discount the cash flows of the security, by factoring in collateral types, weighted-average lives, and other structural attributes specific to the security being priced. The expected yield is further calibrated by utilizing algorithms designed to aggregate market color, received by the third-party, on comparable bonds.

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
As of December 31, 2014

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed-maturity securities
Obligations of state and political subdivisions	$5,795	$—	$5,757	$38
U.S. government and agencies	665	—	665	—
Corporate securities	1,368	—	1,289	79
Mortgage-backed securities:
RMBS	1,285	—	860	425
CMBS	659	—	659	—
Asset-backed securities	417	—	189	228
Foreign government securities	302	—	302	—
Total fixed-maturity securities	10,491	—	9,721	770
Short-term investments	767	359	408	—
Other invested assets (1)	100	—	17	83
Credit derivative assets	68	—	—	68
FG VIEs’ assets, at fair value (2)	1,398	—	—	1,398
Other assets	78	26	17	35
Total assets carried at fair value	$12,902	$385	$10,163	$2,354
Liabilities:
Credit derivative liabilities	$963	$—	$—	$963
FG VIEs’ liabilities with recourse, at fair value	1,277	—	—	1,277
FG VIEs’ liabilities without recourse, at fair value	142	—	—	142
Total liabilities carried at fair value	$2,382	$—	$—	$2,382

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2013

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed-maturity securities
Obligations of state and political subdivisions	$5,079	$—	$5,043	$36
U.S. government and agencies	700	—	700	—
Corporate securities	1,340	—	1,204	136
Mortgage-backed securities:
RMBS	1,122	—	832	290
CMBS	549	—	549	—
Asset-backed securities	608	—	340	268
Foreign government securities	313	—	313	—
Total fixed-maturity securities	9,711	—	8,981	730
Short-term investments	904	506	398	—
Other invested assets(1)	127	—	119	8
Credit derivative assets	94	—	—	94
FG VIEs’ assets, at fair value	2,565	—	—	2,565
Other assets	84	27	11	46
Total assets carried at fair value	$13,485	$533	$9,509	$3,443
Liabilities:
Credit derivative liabilities	$1,787	$—	$—	$1,787
FG VIEs’ liabilities with recourse, at fair value	1,790	—	—	1,790
FG VIEs’ liabilities without recourse, at fair value	1,081	—	—	1,081
Total liabilities carried at fair value	$4,658	$—	$—	$4,658
 ____________________

(1)	Includes Level 3 mortgage loans that are recorded at fair value on a non-recurring basis.

(2)	Exclude restricted cash.

Changes in Level 3 Fair Value Measurements

The table below presents a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during the years ended December 31, 2014 and 2013.

Fair Value Level 3 Rollforward
Recurring Basis
Year Ended December 31, 2014

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		Other Invested Assets	FG VIEs’ Assets at Fair Value		Other Assets		Credit Derivative Asset (Liability), net(5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2013	$36		$136		$290		$268		$2	$2,565		$46		$(1,693)		$(1,790)		$(1,081)
Total pretax realized and unrealized gains/(losses) recorded in:(1)
Net income (loss)	4	(2)	(46)	(2)	21	(2)	17	(2)	—	164	(3)	(11)	(4)	823	(6)	94	(3)	(43)	(3)
Other comprehensive income (loss)	(1)		(6)		24		5		6	—		—		—		—		—
Purchases	—		—		263		—		70	—		—		—		—		—
Settlements	(1)		(5)		(59)		(62)		0	(408)		—		(25)		374		22
FG VIE consolidations	—		—		(127)		—		—	206		—		—		(189)		(42)
FG VIE deconsolidations	—		—		13		—		—	(1,129)		—		—		234		1,002
Fair value as of December 31, 2014	$38		$79		$425		$228		$78	$1,398		$35		$(895)		$(1,277)		$(142)
Change in unrealized gains/(losses) related to financial instruments held as of December 31, 2014	$(1)		$(6)		$21		$4		$6	$141		$(11)		$254		$(22)		$3

Fair Value Level 3 Rollforward
Recurring Basis
Year Ended December 31, 2013

	Fixed-Maturity Securities
	Obligations of state and political subdivisions		Corporate Securities		RMBS		Asset Backed Securities		Other Invested Assets		FG VIEs’ Assets at Fair Value		Other Assets		Credit Derivative Asset (Liability), net(5)		FG VIEs’ Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2012	$35		$—		$219		$306		$1		$2,688		$36		$(1,793)		$(2,090)		$(1,051)
Total pretax realized and unrealized gains/(losses) recorded in:(1)
Net income (loss)	(8)	(2)	4	(2)	13	(2)	67	(2)	(1)	(7)	686	(3)	10	(4)	65	(6)	(166)	(3)	(225)	(3)
Other comprehensive income (loss)	13		5		26		(43)		2		—		—		—		—		—
Purchases	—		130	(8)	86		80		2	(8)	—		—		—		—		—
Settlements	(4)		(3)		(54)		(142)		(2)		(663)		—		35		343		168
FG VIE consolidations	—		—		—		—		—		48		—		—		(12)		(37)
FG VIE deconsolidations	—		—		—		—		—		(194)		—		—		135		64
Fair value as of December 31, 2013	$36		$136		$290		$268		$2		$2,565		$46		$(1,693)		$(1,790)		$(1,081)
Change in unrealized gains/(losses) related to financial instruments held as of December 31, 2013	$14		$5		$27		$(20)		$2		$623		$10		$(139)		$(169)		$(326)
 ___________________

(1)
Realized and unrealized gains (losses) from changes in values of Level 3 financial instruments represent gains (losses) from changes in values of those financial instruments only for the periods in which the instruments were classified as Level 3.

(2)	Included in net realized investment gains (losses) and net investment income.

(3)	Included in fair value gains (losses) on FG VIEs.

(4)	Recorded in fair value gains (losses) on CCS.

(5)	Represents net position of credit derivatives. The consolidated balance sheet presents gross assets and liabilities based on net counterparty exposure.

(6)	Reported in net change in fair value of credit derivatives.

(7)	Reported in other income.

(8)	Non-cash transaction.

Level 3 Fair Value Disclosures

Quantitative Information About Level 3 Fair Value Inputs
At December 31, 2014

Financial Instrument Description(1)	Fair Value at December 31, 2014(in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Assets:
Fixed-maturity securities:
Obligations of state and political subdivisions	$38	Rate of inflation	1.0%	-	3.0%	2.0%
		Cash flow receipts	0.5%	-	74.3%	63.0%
		Yield	4.6%		8.0%	7.3%
		Collateral recovery period	1 month	-	34 years	28 years

Corporate securities	79	Yield	17.8%

RMBS	425	CPR	0.3%	-	8.1%	3.3%
		CDR	2.7%	-	10.6%	5.3%
		Loss severity	52.6%	-	100.0%	75.2%
		Yield	4.7%	-	11.7%	6.4%
Asset-backed securities:
Investor owned utility	95	Cash flow receipts	100.0%
		Collateral recovery period	4 years
		Discount factor	7.0%

XXX life insurance transactions	133	Yield	7.3%

Other invested assets	83	Discount for lack of liquidity	20.0%
		Recovery on delinquent loans	40.0%
		Default rates	0.0%	-	7.0%	5.8%
		Loss severity	40.0%	-	75.0%	68.3%
		Prepayment speeds	5.0%	-	15.0%	12.3%
		Net asset value (per share)	$965	-	$1,159	$1,082

FG VIEs’ assets, at fair value	1,398	CPR	0.3%	-	11.0%	3.3%
		CDR	1.6%	-	11.8%	5.1%
		Loss severity	40.0%	-	100.0%	82.2%
		Yield	2.7%	-	17.7%	7.9%

Financial Instrument Description(1)	Fair Value at December 31, 2014 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Other assets	35	Quotes from third party pricing	$52	-	$61	$57
		Term (years)	5 years

Liabilities:
Credit derivative liabilities, net	(895)	Year 1 loss estimates	0.0%	-	93.0%	2.1%
		Hedge cost (in bps)	20.0	-	243.8	61.5
		Bank profit (in bps)	1.0	-	994.4	127.0
		Internal floor (in bps)	7.0	-	100.0	15.9
		Internal credit rating	AAA	-	CCC	AA+

FG VIEs’ liabilities, at fair value	(1,419)	CPR	0.3%	-	11.0%	3.3%
		CDR	1.6%	-	11.8%	5.1%
		Loss severity	40.0%	-	100.0%	82.2%
		Yield	2.7%	-	17.7%	5.8%
____________________

(1)	Discounted cash flow is used as valuation technique for all financial instruments.

 Quantitative Information About Level 3 Fair Value Inputs
At December 31, 2013

Financial Instrument Description(1)	Fair Value at December 31, 2013(in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Assets:
Fixed-maturity securities:
Obligations of state and political subdivisions	$36	Rate of inflation	1.0%	-	3.0%	2.0%
		Cash flow receipts	0.5%	-	60.9%	51.1%
		Discount rates	4.6%	-	9.0%	8.0%
		Collateral recovery period	1 month	-	10 years	3 years

Corporate securities	136	Yield	8.3%

RMBS	290	CPR	1.0%	-	15.8%	4.1%
		CDR	5.0%	-	25.8%	17.9%
		Loss severity	48.1%	-	102.5%	87.2%
		Yield	2.5%	-	9.4%	5.7%
Asset-backed securities:
Investor owned utility	141	Liquidation value (in millions)	$195	-	$245	$228
		Years to liquidation	0 years	-	3 years	2 years
		Collateral recovery period	12 months	-	6 years	3.5 years
		Discount factor	15.3%

XXX life insurance transactions	127	Yield	12.5%

Other invested assets	8	Discount for lack of liquidity	10.0%	-	20.0%	20.0%
		Recovery on delinquent loans	20.0%	-	60.0%	40.0%
		Default rates	1.0%	-	10.0%	3.2%
		Loss severity	40.0%	-	90.0%	73.5%
		Prepayment speeds	6.0%	-	15.0%	13.1%

FG VIEs’ assets, at fair value	2,565	CPR	0.3%	-	11.8%	3.6%
		CDR	3.0%	-	25.8%	13.6%
		Loss severity	37.5%	-	102.0%	94.6%
		Yield	3.5%	-	10.2%	5.4%

Financial Instrument Description(1)	Fair Value at December 31, 2013 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Other assets	46	Quotes from third party pricing	$47	-	$53	$50
		Term (years)	5 years

Liabilities:
Credit derivative liabilities, net	(1,693)	Year 1 loss estimates	0.0%	-	48.0%	1.9%
		Hedge cost (in bps)	46.3	-	525.0	110.1
		Bank profit (in bps)	1.0	-	1,418.5	250.4
		Internal floor (in bps)	7.0	-	100.0	15.6
		Internal credit rating	AAA	-	CCC	AA+

FG VIEs’ liabilities, at fair value	(2,871)	CPR	0.3%	-	11.8%	3.6%
		CDR	3.0%	-	25.8%	13.6%
		Loss severity	37.5%	-	102.0%	94.6%
		Yield	3.5%	-	10.2%	5.4%
____________________

(1)	Discounted cash flow is used as valuation technique for all financial instruments.

The carrying amount and estimated fair value of the Company’s financial instruments are presented in the following table.

Fair Value of Financial Instruments

	As of December 31, 2014		As of December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets:
Fixed-maturity securities	$10,491	$10,491	$9,711	$9,711
Short-term investments	767	767	904	904
Other invested assets	108	110	147	155
Credit derivative assets	68	68	94	94
FG VIEs’ assets, at fair value	1,398	1,398	2,565	2,565
Other assets	184	184	179	179
Liabilities:
Financial guaranty insurance contracts(1)	3,823	6,205	3,783	5,128
Long-term debt	1,303	1,603	816	970
Credit derivative liabilities	963	963	1,787	1,787
FG VIEs’ liabilities with recourse, at fair value	1,277	1,277	1,790	1,790
FG VIEs’ liabilities without recourse, at fair value	142	142	1,081	1,081
Other liabilities	27	27	36	36
____________________

(1)	Carrying amount includes the assets and liabilities related to financial guaranty insurance contract premiums, losses, and salvage and subrogation and other recoverables net of reinsurance.

9.	Financial Guaranty Contracts Accounted for as Credit Derivatives

Accounting Policy

Credit derivatives are recorded at fair value. Changes in fair value are recorded in “net change in fair value of credit derivatives” on the consolidated statement of operations. Realized gains and other settlements on credit derivatives include credit derivative premiums received and receivable for credit protection the Company has sold under its insured CDS contracts, premiums paid and payable for credit protection the Company has purchased, claims paid and payable and received and receivable related to insured credit events under these contracts, ceding commissions expense or income and realized gains or losses related to their early termination. Fair value of credit derivatives is reflected as either net assets or net liabilities determined on a contract by contract basis in the Company's consolidated balance sheets. See Note 8, Fair Value Measurement, for a discussion on the fair value methodology for credit derivatives.

Credit Derivatives

The Company has a portfolio of financial guaranty contracts that meet the definition of a derivative in accordance with GAAP (primarily CDS).

Credit derivative transactions are governed by ISDA documentation and have different characteristics from financial guaranty insurance contracts. For example, the Company’s control rights with respect to a reference obligation under a credit derivative may be more limited than when the Company issues a financial guaranty insurance contract. In addition, there are more circumstances under which the Company may be obligated to make payments. Similar to a financial guaranty insurance contract, the Company would be obligated to pay if the obligor failed to make a scheduled payment of principal or interest in full. However, the Company may also be required to pay if the obligor becomes bankrupt or if the reference obligation were restructured if, after negotiation, those credit events are specified in the documentation for the credit derivative transactions. Furthermore, the Company may be required to make a payment due to an event that is unrelated to the performance of the obligation referenced in the credit derivative. If events of default or termination events specified in the credit derivative documentation were to occur, the non-defaulting or the non-affected party, which may be either the Company or the counterparty, depending upon the circumstances, may decide to terminate a credit derivative prior to maturity. In that case, the Company may be required to make a termination payment to its swap counterparty upon such termination. The Company may not unilaterally terminate a CDS contract; however, the Company on occasion has mutually agreed with various counterparties to terminate certain CDS transactions.

Credit Derivative Net Par Outstanding by Sector

The estimated remaining weighted average life of credit derivatives was 4.7 years at December 31, 2014 and 4.1 years at December 31, 2013. The components of the Company’s credit derivative net par outstanding are presented below.

Credit Derivatives
Subordination and Ratings

	As of December 31, 2014				As of December 31, 2013
Asset Type	Net Par Outstanding	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Rating	Net Par Outstanding	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Rating
	(dollars in millions)
Pooled corporate obligations:
Collateralized loan obligation/collateral bond obligations	$11,688	32.0%	36.9%	AAA	$19,323	32.4%	34.0%	AAA
Synthetic investment grade pooled corporate	7,640	22.6	20.6	AAA	9,754	21.6	20.0	AAA
Synthetic high yield pooled corporate	—	—	—	—	2,690	47.2	41.1	AAA
TruPS CDOs	3,119	45.3	35.8	BBB-	3,554	45.5	32.9	BB+
Market value CDOs of corporate obligations	1,174	19.1	20.7	AAA	2,000	24.4	30.5	AAA
Total pooled corporate obligations	23,621	30.1	30.7	AAA	37,321	31.5	30.6	AAA
U.S. RMBS:
Option ARM and Alt-A first lien	1,378	16.3	10.7	BB+	2,609	19.2	8.6	BB-
Subprime first lien	1,366	31.1	50.5	A	2,930	30.5	51.9	AA-
Prime first lien	223	10.9	0.0	B	264	10.9	3.2	CCC
Closed-end second lien	19	—	—	CCC	23	—	—	B+
Total U.S. RMBS	2,986	24.8	33.9	BBB	5,826	24.4	30.1	BBB
CMBS	1,952	35.3	43.6	AAA	3,744	33.5	42.5	AAA
Other	6,437	—	—	A	7,591	—	—	A-
Total	$34,996			AA+	$54,482			AA+
____________________

(1)	Represents the sum of subordinate tranches and over-collateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

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

The Company’s exposure to “Other” CDS contracts is also highly diversified. It includes $2.0 billion of exposure to one pooled infrastructure transaction comprising diversified pools of international infrastructure project transactions and loans to regulated utilities. These pools were all structured with underlying credit enhancement sufficient for the Company to attach at AAA levels at origination. The remaining $4.4 billion of exposure in “Other” CDS contracts comprises numerous deals across various asset classes, such as commercial receivables, international RMBS, infrastructure, regulated utilities and consumer receivables.

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	As of December 31, 2014		As of December 31, 2013
Ratings	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
AAA	$21,817	62.3%	$38,244	70.2%
AA	5,398	15.4	3,648	6.7
A	1,982	5.7	3,636	6.7
BBB	2,774	8.0	4,161	7.6
BIG	3,025	8.6	4,793	8.8
Credit derivative net par outstanding	$34,996	100.0%	$54,482	100.0%

Fair Value of Credit Derivatives

Net Change in Fair Value of Credit Derivatives Gain (Loss)

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Realized gains on credit derivatives	$73	$121	$128
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	(50)	(163)	(236)
Realized gains (losses) and other settlements on credit derivatives	23	(42)	(108)
Net change in unrealized gains (losses) on credit derivatives:
Pooled corporate obligations	(18)	(32)	59
U.S. RMBS	814	(69)	(551)
CMBS	2	—	2
Other(1)	2	208	13
Net change in unrealized gains (losses) on credit derivatives(2)	800	107	(477)
Net change in fair value of credit derivatives	$823	$65	$(585)
____________________

(1)	“Other” includes all other U.S. and international asset classes, such as commercial receivables, international infrastructure, international RMBS securities, and pooled infrastructure securities.

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

Net Par and Realized Gains (Losses) on Credit Derivatives
from Terminations of CDS Contracts

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Net par of terminated CDS contracts	$3,591	$4,054	$2,264
Realized gains (losses) and other settlements	1	21	3

During 2014, unrealized fair value gains were generated primarily in the U.S. RMBS prime first lien, Option ARM and subprime sectors. This is primarily due to a significant unrealized fair value gain in the Option ARM and Alt-A first lien sector of approximately $543 million, as a result of the terminations of three large Alt-A first lien resecuritization transactions and one Option ARM first lien transaction during the period. In addition, there was an unrealized gain of approximately $346 million related to the change in index used to determine fair value during the fourth quarter of 2014. In the fourth quarter of 2014, new market indices were published on Option ARM and Alt-A first lien securitizations. As part of the Company’s normal review process the Company reviewed these indices and based upon the collateral make-up, collateral vintage, and collateral loss experience, determined it to be a better market indication for the Company’s Option ARM and Alt-A first lien securitizations. The unrealized fair value gains were partially offset by unrealized fair value losses generated by wider implied net spreads. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC’s and AGM’s name, as the market cost of AGC's and AGM’s credit protection decreased during the period. These transactions were pricing at or above their floor levels (or the minimum rate at which the Company would consider assuming these risks based on historical experience); therefore when the cost of purchasing CDS protection on AGC and AGM, which management refers to as the CDS spread on AGC and AGM, decreased the implied spreads that the Company would expect to receive on these transactions increased.

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

Five-Year CDS Spread
on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of December 31, 2014	As of December 31, 2013	As of December 31, 2012
AGC	323	460	678
AGM	325	525	536

One-Year CDS Spread
on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of December 31, 2014	As of December 31, 2013	As of December 31, 2012
AGC	80	185	270
AGM	85	220	257

Fair Value of Credit Derivatives Assets (Liabilities)
and Effect of AGC and AGM
Credit Spreads

	As of December 31, 2014	As of December 31, 2013
	(in millions)
Fair value of credit derivatives before effect of AGC and AGM credit spreads	$(2,029)	$(3,442)
Plus: Effect of AGC and AGM credit spreads	1,134	1,749
Net fair value of credit derivatives	$(895)	$(1,693)

The fair value of CDS contracts at December 31, 2014, before considering the implications of AGC’s and AGM’s credit spreads, is a direct result of continued wide credit spreads in the fixed income security markets and ratings downgrades. The asset classes that remain most affected are 2005-2007 vintages of prime first lien, Alt-A, Option ARM, subprime RMBS deals as well as trust-preferred and pooled corporate securities. Comparing December 31, 2014 with December 31, 2013,there was a narrowing of spreads primarily related to Alt-A first lien, Option ARM, and subprime RMBS transactions, as well as the Company's pooled corporate obligations. This narrowing of spreads combined with the runoff of par outstanding and termination of CDS contracts, resulted in a gain of approximately $1,413 million, before taking into account AGC’s or AGM’s credit spreads.

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

The following table presents the fair value and the present value of expected claim payments or recoveries (i.e., net expected loss to be paid as described in Note 6) for contracts accounted for as derivatives.

Net Fair Value and Expected Losses
Credit Derivatives by Sector

	Fair Value of Credit Derivative Asset (Liability), net		Expected Loss to be (Paid) Recovered (1)
Asset Type	As of December 31, 2014	As of December 31, 2013	As of December 31, 2014	As of December 31, 2013
	(in millions)
Pooled corporate obligations	$(49)	$(30)	$(23)	$(48)
U.S. RMBS	(494)	(1,308)	(73)	(175)
CMBS	0	(2)	—	—
Other	(352)	(353)	38	39
Total	$(895)	$(1,693)	$(58)	$(184)
 ____________________

(1)	Includes R&W benefit of $86 million as of December 31, 2014 and $180 million as of December 31, 2013.

Ratings Sensitivities of Credit Derivative Contracts

Within the Company’s insured CDS portfolio, the transaction documentation for approximately $6.1 billion in CDS gross par insured as of December 31, 2014 requires AGC and Assured Guaranty Re Overseas Ltd. ("AGRO") to post eligible collateral to secure its obligations to make payments under such contracts. Eligible collateral is generally cash or U.S. government or agency securities; eligible collateral other than cash is valued at a discount to the face amount.

•
For approximately $5.9 billion of such contracts, AGC has negotiated caps such that the posting requirement cannot exceed a certain fixed amount, regardless of the mark-to-market valuation of the exposure or the financial strength ratings of AGC. For such contracts, AGC need not post on a cash basis more than $665 million, although the value of the collateral posted may exceed such fixed amount depending on the advance rate agreed with the counterparty for the particular type of collateral posted.

•
For the remaining approximately $242 million of such contracts, AGC or AGRO could be required from time to time to post additional collateral without such cap based on movements in the mark-to-market valuation of the underlying exposure.

As of December 31, 2014, the Company posted approximately $376 million to secure obligations under its CDS exposure, of which approximately $25 million related to such $242 million of notional. As of December 31, 2013, the Company posted approximately $677 million, of which approximately $62 million related to $347 million of notional where AGC or AGRO could be required to post additional collateral based on movements in the mark-to-market valuation of the underlying exposure.

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

Effect of Changes in Credit Spread
As of December 31, 2014

Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
100% widening in spreads	$(1,821)	$(926)
50% widening in spreads	(1,358)	(463)
25% widening in spreads	(1,128)	(233)
10% widening in spreads	(989)	(94)
Base Scenario	(895)	—
10% narrowing in spreads	(809)	86
25% narrowing in spreads	(679)	216
50% narrowing in spreads	(466)	429
 ____________________

(1)	Includes the effects of spreads on both the underlying asset classes and the Company’s own credit spread.

10.	Consolidated Variable Interest Entities

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

AGC and AGM are not primarily liable for the debt obligations issued by the VIEs they insure and would only be required to make payments on those insured debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due and only for the amount of the shortfall. AGL’s and its Subsidiaries’ creditors do not have any rights with regard to the collateral supporting the debt issued by the FG VIEs. Proceeds from sales, maturities, prepayments and interest from such underlying collateral may only be used to pay Debt Service on VIE liabilities. Net fair value gains and losses on FG VIEs are expected to reverse to zero at maturity of the VIE debt, except for net premiums received and net claims paid by AGC or AGM under the financial guaranty insurance contract. The Company’s estimate of expected loss to be paid for FG VIEs is included in Note 6, Expected Loss to be Paid.

Accounting Policy

The Company evaluates whether it is the primary beneficiary of its VIEs. If the Company concludes that it is the primary beneficiary, it is required to consolidate the entire VIE in the Company's financial statements and eliminate the effects of the financial guaranty insurance contracts issued by AGM and AGC on the consolidated FG VIEs debt obligations.

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

Consolidated FG VIEs

Number of FG VIEs Consolidated

	Year Ended December 31,
	2014	2013	2012

Beginning of the period, December 31	40	33	33
Consolidated(1)	2	11	2
Deconsolidated(1)	(8)	(3)	—
Matured	(2)	(1)	(2)
End of the period, December 31	32	40	33
____________________

(1)
Net gain on deconsolidation was $120 million and net loss on consolidation was $26 million in 2014. Net loss on consolidation and deconsolidation was $7 million in 2013 and $6 million in 2012, respectively, and recorded in “fair value gains (losses) on FG VIEs” in the consolidated statement of operations.

The total unpaid principal balance for the FG VIEs’ assets that were over 90 days or more past due was approximately $183 million at December 31, 2014 and $750 million at December 31, 2013. The aggregate unpaid principal of the FG VIEs’ assets was approximately $941 million greater than the aggregate fair value at December 31, 2014, excluding the effect of R&W settlements. The aggregate unpaid principal of the FG VIEs’ assets was approximately $1,940 million greater than the aggregate fair value at December 31, 2013, excluding the effect of R&W settlements. The change in the instrument-specific credit risk of the FG VIEs’ assets held as of December 31, 2014 that was recorded in the consolidated statements of operations for 2014 were gains of $116 million. The change in the instrument-specific credit risk of the FG VIEs’ assets held as of December 31, 2013 that was recorded in the consolidated statements of operations for 2013 were gains of $340 million. The change in the instrument-specific credit risk of the FG VIEs’ assets for 2012 were gains of $413 million. To calculate the instrument specific credit risk, the changes in the fair value of the FG VIE assets are allocated between those changes that are due to the instrument specific credit risk and those are due to other factors, including interest rates. The instrument specific credit risk amount is determined by using expected contractual cash flows vs. current expected cash flows discounted at original contractual rate. The net present value is calculated by discounting the expected cash flows of the underlying security, excluding the Company’s financial guaranty insurance, at the relevant effective interest rate.

The unpaid principal for FG VIE liabilities with recourse was $1,912 million and $2,316 million as of December 31, 2014 and December 31, 2013, respectively. FG VIE liabilities with recourse will mature at various dates ranging from 2025 to 2046. The aggregate unpaid principal balance of the FG VIE liabilities with and without recourse was approximately $916 million greater than the aggregate fair value of the FG VIEs’ liabilities as of December 31, 2014. The aggregate unpaid principal balance was approximately $1,611 million greater than the aggregate fair value of the FG VIEs’ liabilities as of December 31, 2013.

The table below shows the carrying value of the consolidated FG VIEs’ assets and liabilities in the consolidated financial statements, segregated by the types of assets that collateralize their respective debt obligations.

Consolidated FG VIEs
By Type of Collateral

	As of December 31, 2014		As of December 31, 2013
	Assets	Liabilities	Assets	Liabilities
	(in millions)
With recourse:
U.S. RMBS first lien	$632	$581	$630	$791
U.S. RMBS second lien	238	327	460	640
Other	369	369	359	359
Total with recourse	1,239	1,277	1,449	1,790
Without recourse	163	142	1,116	1,081
Total	$1,402	$1,419	$2,565	$2,871

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

Effect of Consolidating FG VIEs on Net Income,
Cash Flows From Operating Activities and Shareholders’ Equity

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Net earned premiums	$(32)	$(60)	$(153)
Net investment income	(11)	(13)	(13)
Net realized investment gains (losses)	(5)	2	4
Fair value gains (losses) on FG VIEs	255	346	191
Other income (loss)	(2)	—	—
Loss and LAE	30	21	65
Effect on net income before tax	235	296	94
Less: tax provision (benefit)	82	103	32
Effect on net income (loss)	$153	$193	$62

Effect on cash flows from operating activities	$68	$(136)	$166

	As of December 31, 2014	As of December 31, 2013
	(in millions)
Effect on shareholders’ equity (decrease) increase	$(44)	$(172)

Fair value gains (losses) on FG VIEs represent the net change in fair value on the consolidated FG VIEs’ assets and liabilities. In 2014, the Company recorded a pre-tax net fair value gain on consolidated FG VIEs of $255 million. The primary driver of this gain, $120 million, was a result of the deconsolidation of seven VIEs. In addition, there was gain of $37 million resulting from the Company exercising its option to accelerate two second lien RMBS bonds. The remainder of the gain for the period was driven by the price appreciation on the Company's FG VIE assets during the year resulting from improvements in the underlying collateral, as well as large principal paydowns made on the Company's FG VIEs.

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

In 2012, the Company recorded a pre-tax fair value gain on FG VIEs of $191 million. The majority of this gain, approximately $166 million, is a result of a R&W benefit received on several VIE assets as a result of a settlement with Deutsche Bank that closed in 2012. While prices continued to appreciate during the period on the Company's FG VIE assets and liabilities, gains in the year were primarily driven by large principal paydowns made on the Company's FG VIEs.

Non-Consolidated VIEs

As of December 31, 2014 and December 31, 2013, the Company had issued financial guaranty contracts for approximately 930 and 1,000 VIEs, respectively, that it did not consolidate. To date, the Company’s analyses have indicated that it does not have a controlling financial interest in any other VIEs and, as a result, they are not consolidated in the consolidated financial statements. The Company’s exposure provided through its financial guaranties with respect to debt obligations of special purpose entities is included within net par outstanding in Note 3, Outstanding Exposure.

11.	Investments and Cash

Accounting Policy

The vast majority of the Company's investment portfolio is composed of fixed-maturity and short-term investments, classified as available-for-sale at the time of purchase (approximately 99% based on fair value at December 31, 2014), and therefore carried at fair value. Changes in fair value for other-than-temporarily-impaired ("OTTI") securities are bifurcated between credit losses and non-credit changes in fair value. The credit loss on OTTI securities is recorded in the statement of operations and the non-credit component of the change in fair value of securities, whether OTTI or not, is recorded in OCI. For securities where the Company has the intent to sell or it is more-likely-than-not that it will be required to sell the security before recovery, declines in fair value are recorded in the consolidated statements of operations.

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

The Company purchases securities that it has insured, and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses ("loss mitigation securities"). These securities were purchased at a discount and are accounted for excluding the effects of the Company’s insurance.

Short-term investments, which are those investments with a maturity of less than one year at time of purchase, are carried at fair value and include amounts deposited in money market funds.

Other invested assets primarily include:

•	preferred stocks, which are carried at fair value with changes in unrealized gains and losses recorded in OCI,

•	trading securities, which are carried at fair value with unrealized gains and losses recorded in net income,

•	a 50% equity investment acquired in a restructuring of an insured CDS carried at its proportionate share of the underlying entity's U.S. GAAP equity value.

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

The Company has a formal review process to determine other-than-temporary-impairment for securities in its investment portfolio where there is no intent to sell and it is not more-likely-than-not that it will be required to sell the security before recovery. Factors considered when assessing impairment include:

•	a decline in the market value of a security by 20% or more below amortized cost for a continuous period of at least six months;

•	a decline in the market value of a security for a continuous period of 12 months;

•	recent credit downgrades of the applicable security or the issuer by rating agencies;

•	the financial condition of the applicable issuer;

•	whether loss of investment principal is anticipated;

•	the impact of foreign exchange rates; and

•	whether scheduled interest payments are past due.

The Company assesses the ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. If the security is impaired and the net present value is less than the amortized cost of the investment, an other-than-temporary impairment is recorded. The net present value is calculated by discounting the Company's estimate of projected future cash flows at the effective interest rate implicit in the debt security at the time of purchase. The Company's estimates of projected future cash flows are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. The Company develops these estimates using information based on historical experience, credit analysis and market observable data, such as industry analyst reports and forecasts, sector credit ratings and other relevant data. For mortgage‑backed and asset backed securities, cash flow estimates also include prepayment and other assumptions regarding the underlying collateral including default rates, recoveries and changes in value. The assumptions used in these projections requires the use of significant management judgment.

The Company's assessment of a decline in value included management's current assessment of the factors noted above. The Company also seeks advice from its outside investment managers. If that assessment changes in the future, the Company may ultimately record a loss after having originally concluded that the decline in value was temporary.

Net Investment Income and Realized Gains (Losses)

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets. Accrued investment income was $98 million and $93 million as of December 31, 2014 and December 31, 2013, respectively.

Net Investment Income

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Income from fixed-maturity securities managed by third parties	$324	$322	$346
Income from internally managed securities:
Fixed maturities	74	74	60
Other invested assets	13	5	6
Other	1	0	1
Gross investment income	412	401	413
Investment expenses	(9)	(8)	(9)
Net investment income	$403	$393	$404

Net Realized Investment Gains (Losses)

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Gross realized gains on available-for-sale securities	$14	$73	$29
Gross realized gains on other assets in investment portfolio	8	40	14
Gross realized losses on available-for-sale securities	(5)	(12)	(23)
Gross realized losses on other assets in investment portfolio	(2)	(7)	(2)
Other-than-temporary impairment	(75)	(42)	(17)
Net realized investment gains (losses)	$(60)	$52	$1

The following table presents the roll-forward of the credit losses of fixed-maturity securities for which the Company has recognized an other-than-temporary-impairment and where the portion of the fair value adjustment related to other factors was recognized in OCI.

Roll Forward of Credit Losses
in the Investment Portfolio

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Balance, beginning of period	$80	$64	$47
Additions for credit losses on securities for which an other-than-temporary-impairment was not previously recognized	64	18	14
Eliminations of securities issued by FG VIEs	(15)	—	—
Reductions for securities sold during the period	(12)	(21)	—
Additions for credit losses on securities for which an other-than-temporary-impairment was previously recognized	7	19	3
Balance, end of period	$124	$80	$64

Investment Portfolio

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of December 31, 2014

Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI(2) Gain (Loss) on Securities with Other-Than-Temporary Impairment	Weighted Average Credit Quality (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	50%	$5,416	$380	$(1)	$5,795	$7	AA
U.S. government and agencies	6	635	31	(1)	665	—	AA+
Corporate securities	12	1,320	53	(5)	1,368	(2)	A
Mortgage-backed securities(4):	—
RMBS	12	1,255	51	(21)	1,285	0	A-
CMBS	6	639	20	0	659	—	AAA
Asset-backed securities	4	411	9	(3)	417	3	BBB-
Foreign government securities	3	296	8	(2)	302	—	AA+
Total fixed-maturity securities	93	9,972	552	(33)	10,491	8	AA-
Short-term investments	7	767	0	0	767	0	AA+
Total investment portfolio	100%	$10,739	$552	$(33)	$11,258	$8	AA-

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of December 31, 2013

Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Gain (Loss) on Securities with Other-Than-Temporary Impairment	Weighted Average Credit Quality (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	47%	$4,899	$219	$(39)	$5,079	$4	AA
U.S. government and agencies	6	674	32	(6)	700	—	AA+
Corporate securities	13	1,314	44	(18)	1,340	0	A
Mortgage-backed securities(4):
RMBS	11	1,160	34	(72)	1,122	(43)	A
CMBS	5	536	17	(4)	549	—	AAA
Asset-backed securities	6	605	10	(7)	608	2	BBB+
Foreign government securities	3	300	14	(1)	313	—	AA+
Total fixed-maturity securities	91	9,488	370	(147)	9,711	(37)	AA-
Short-term investments	9	904	0	0	904	—	AAA
Total investment portfolio	100%	$10,392	$370	$(147)	$10,615	$(37)	AA-
____________________

(1)	Based on amortized cost.

(2)	Accumulated OCI. See also Note 21, Other Comprehensive Income.

(3)
Ratings in the tables above represent the lower of the Moody’s and S&P classifications except for bonds purchased for loss mitigation or risk management strategies, which use internal ratings classifications. The Company’s portfolio consists primarily of high-quality, liquid instruments.

(4)	Government-agency obligations were approximately 44% of mortgage backed securities as of December 31, 2014 and 50% as of December 31, 2013 based on fair value.

The Company’s investment portfolio in tax-exempt and taxable municipal securities includes issuances by a wide number of municipal authorities across the U.S. and its territories. Securities rated lower than A-/A3 by S&P or Moody’s are not eligible to be purchased for the Company’s portfolio unless acquired for loss mitigation or risk management strategies.

The following tables present the fair value of the Company’s available-for-sale portfolio of obligations of state and political subdivisions as of December 31, 2014 and December 31, 2013 by state.

Fair Value of Available-for-Sale Portfolio of
Obligations of State and Political Subdivisions
As of December 31, 2014 (1)

State	State General Obligation	Local General Obligation	Revenue Bonds	Fair Value	Amortized Cost	Average Credit Rating
	(in millions)
Texas	$60	$293	$305	$658	$613	AA
New York	13	41	551	605	571	AA
California	45	70	377	492	449	A+
Florida	47	34	256	337	311	AA-
Illinois	20	99	177	296	275	A+
Washington	67	48	163	278	262	AA
Massachusetts	46	8	169	223	204	AA
Arizona	—	7	170	177	165	AA
Michigan	—	—	132	132	122	AA-
Ohio	6	40	82	128	119	AA
All others	276	251	1,096	1,623	1,528	AA-
Total	$580	$891	$3,478	$4,949	$4,619

Fair Value of Available-for-Sale Portfolio of
Obligations of State and Political Subdivisions
As of December 31, 2013 (1)

State	State General Obligation	Local General Obligation	Revenue Bonds	Fair Value	Amortized Cost	Average Credit Rating
	(in millions)
Texas	$77	$299	$277	$653	$629	AA
New York	12	58	519	589	575	AA
California	32	86	354	472	452	A+
Florida	33	59	242	334	318	AA-
Illinois	14	70	156	240	234	A+
Massachusetts	44	16	147	207	200	AA
Washington	31	19	153	203	199	AA
Arizona	—	7	166	173	170	AA
Michigan	—	28	102	130	125	AA-
Georgia	13	18	97	128	128	A+
All others	254	228	943	1,425	1,381	AA-
Total	$510	$888	$3,156	$4,554	$4,411	AA-
____________________

(1)
Excludes $846 million and $525 million as of December 31, 2014 and 2013, respectively, of pre-refunded bonds, at fair value. The credit ratings are based on the underlying ratings and do not include any benefit from bond insurance.

The revenue bond portfolio is comprised primarily of essential service revenue bonds issued by transportation authorities and other utilities, water and sewer authorities, universities and healthcare providers.

Revenue Bonds
Sources of Funds

	As of December 31, 2014		As of December 31, 2013
Type	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(in millions)
Transportation	$796	$733	$642	$615
Water and sewer	563	527	459	453
Tax backed	551	514	708	686
Higher education	527	492	358	353
Municipal utilities	512	479	500	482
Healthcare	346	317	289	281
All others	183	173	200	192
Total	$3,478	$3,235	$3,156	$3,062

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

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2014

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$64	$0	$25	$(1)	$89	$(1)
U.S. government and agencies	139	0	68	(1)	207	(1)
Corporate securities	189	(3)	104	(2)	293	(5)
Mortgage-backed securities:
RMBS	205	(3)	159	(18)	364	(21)
CMBS	36	0	19	0	55	0
Asset-backed securities	56	(2)	18	(1)	74	(3)
Foreign government securities	108	(2)	0	0	108	(2)
Total	$797	$(10)	$393	$(23)	$1,190	$(33)
Number of securities(1)		125		82		198
Number of securities with other-than-temporary impairment		3		7		10

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2013

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$781	$(39)	$5	$0	$786	$(39)
U.S. government and agencies	173	(6)	—	—	173	(6)
Corporate securities	401	(18)	3	0	404	(18)
Mortgage-backed securities:
RMBS	414	(21)	186	(51)	600	(72)
CMBS	121	(4)	—	—	121	(4)
Asset-backed securities	196	(2)	42	(5)	238	(7)
Foreign government securities	54	(1)	1	0	55	(1)
Total	$2,140	$(91)	$237	$(56)	$2,377	$(147)
Number of securities		425		33		458
Number of securities with other-than-temporary impairment		13		11		24
___________________

(1)
The number of securities does not add across because of lots of the same securities that have been purchased at different times and appear in both categories above (i.e., Less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the Total column.

Of the securities in an unrealized loss position for 12 months or more as of December 31, 2014, three securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of December 31, 2014 was $15 million. The Company has determined that the unrealized losses recorded as of December 31, 2014 are yield related and not the result of other-than-temporary-impairment.

The amortized cost and estimated fair value of available-for-sale fixed-maturity securities by contractual maturity as of December 31, 2014 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of December 31, 2014

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$111	$112
Due after one year through five years	1,961	2,028
Due after five years through 10 years	2,286	2,422
Due after 10 years	3,720	3,985
Mortgage-backed securities:
RMBS	1,255	1,285
CMBS	639	659
Total	$9,972	$10,491

The investment portfolio contains securities that are either held in trust for the benefit of reinsurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise restricted in the amount of $268 million and $396 million as of December 31, 2014 and December 31, 2013, respectively, based on fair value.

The fair value of the Company’s pledged securities to secure its obligations under its CDS exposure totaled $376 million and $677 million as of December 31, 2014 and December 31, 2013, respectively.

No material investments of the Company were non-income producing for years ended December 31, 2014 and 2013, respectively.

Internally Managed Portfolio

The investment portfolio tables shown above include both assets managed externally and internally. In the table below, more detailed information is provided for the component of the total investment portfolio that is internally managed (excluding short-term investments). The internally managed portfolio, as defined below, represents approximately 8% and 9% of the investment portfolio, on a fair value basis as of December 31, 2014 and December 31, 2013, respectively. The internally managed portfolio consists primarily of the Company's investments in securities for (i) loss mitigation purposes, (ii) other risk management purposes and (iii) where the Company believes a particular security presents an attractive investment opportunity.

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

Internally Managed Portfolio
Carrying Value

	As of December 31,
	2014	2013
	(in millions)
Assets purchased for loss mitigation and other risk management purposes:
Fixed maturity securities	$835	$761
Other invested assets	46	82
Other	79	88
Total	$960	$931

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

GAAP differs in certain significant respects from U.S. insurance companies' statutory accounting practices prescribed or permitted by insurance regulatory authorities. The principal differences result from the following statutory accounting practices:

•	upfront premiums are earned when related principal and interest have expired rather than earned over the expected period of coverage;

•	acquisition costs are charged to expense as incurred rather than over the period that related premiums are earned;

•	a contingency reserve is computed based on statutory requirements, but no such reserve is required under GAAP;

•	certain assets designated as “non-admitted assets” are charged directly to statutory surplus, but are reflected as assets under GAAP;

•	investments in subsidiaries are carried on the balance sheet on the equity basis, to the extent admissible, rather than consolidated with the parent;

•
the amount of deferred tax assets that may be admitted is subject to an adjusted surplus threshold and is generally limited to the lesser of those assets the Company expects to realize within three years of the balance sheet date or fifteen percent of the Company's adjusted surplus. This realization period and surplus percentage is subject to change based on the amount of adjusted surplus. Under GAAP there is no non-admitted asset determination, rather a valuation allowance is recorded to reduce the deferred tax asset to an amount that is more likely than not to be realized;

•	insured credit derivatives are accounted for as insurance contracts rather than as derivative contracts measured at fair value;

•	bonds are generally carried at amortized cost rather than fair value;

•	VIEs and refinancing vehicles are not consolidated;

•	surplus notes are recognized as surplus and each payment of principal and interest is recorded only upon approval of the insurance regulator rather than liabilities with periodic accrual of interest;

•	push-down acquisition accounting is not applicable under statutory accounting practices, as it is under GAAP;

•
expected losses are discounted at a rate of 4.5% or 5.0%, recorded when the loss is deemed probable and without consideration of the deferred premium revenue rather than discounted at the risk free rate at the end of each reporting period and only to the extent they exceed deferred premium revenue;

•	the present value of installment premiums and commissions are not recorded on the balance sheet as they are under GAAP.

AG Re, a Bermuda regulated Class 3B insurer, prepares its statutory financial statements in conformity with the accounting principles set forth in the Insurance Act 1978, amendments thereto and related regulations. GAAP differs in certain significant respects from statutory accounting practices prescribed or permitted by Bermuda insurance regulatory authorities. The principal differences result from the following statutory accounting practices:

•	acquisition costs on upfront premiums are charged to operations as incurred, rather than over the period that related premiums are earned;

•	certain assets designated as “non-admitted assets” are charged directly to statutory surplus rather than reflected as assets under GAAP;

•
insured credit derivatives are accounted for as insurance contracts (except that loss reserves on insured credit derivatives are not net of unearned premium reserve), rather than as derivative contracts measured at fair value;

•
Loss reserves on non derivative contracts are net of unearned premium, which is offset by deferred acquisition costs, rather than only unearned premium. Loss reserves include a statutory reserve which includes a discount safety margin and statutory catastrophe reserve.

Insurance Regulatory Amounts Reported

	Policyholders' Surplus		Net Income (Loss)
	As of December 31,		Year Ended December 31,
	2014	2013	2014	2013	2012
	(in millions)
U.S. statutory companies:
AGM(1)	$2,267	$1,733	$304	$340	$203
MAC	$612	$514	$75	$26	$1
AGC(1)	1,086	693	116	211	31
Bermuda statutory company:
AG Re	1,114	1,119	28	103	117
____________________

(1)
Policyholders' surplus of AGM and AGC include their indirect share of MAC. AGM and AGC own approximately 61% and 39%, respectively, of the outstanding stock of Municipal Assurance Holdings Inc. ("MAC Holdings"), which owns 100% of the outstanding common stock of MAC.

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

In addition, on July 15, 2013, AGM and its wholly-owned subsidiary, AGE (together, the "AGM Group") were notified that the New York State Department of Financial Services ("NYDFS") does not object to the AGM Group reassuming contingency reserves that they had ceded to AG Re and electing to cease ceding future contingency reserves to AG Re under the following circumstances:

•
The AGM Group may reassume 33% of a contingency reserve base of approximately $250 million (the “NY Contingency Reserve Base”) in 2013, after July 16, 2013, the date on which the transactions for the capitalization of MAC were completed (the “Closing Date”).

•	The AGM Group may reassume 50% of the NY Contingency Reserve Base in 2014, no earlier than the one year anniversary of the Closing Date, with the prior approval of the NYDFS.

•	The AGM Group may reassume the remaining 17% of the NY Contingency Reserve Base in 2015, no earlier than the two year anniversary of the Closing Date, with the prior approval of the NYDFS.

At the same time, AGC was notified that the Maryland Insurance Administration ("MIA") does not object to AGC reassuming contingency reserves that it had ceded to AG Re and electing to cease ceding future contingency reserves to AG Re under the following circumstances:

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

In the third quarter of 2014, AGM and AGC reassumed 50% of their respective contingency reserve bases (approximately $244 million in the aggregate). In addition, in the fourth quarter of 2014, AGE reassumed 83% (representing the first and second installments of the approved reassumption) of its portion of the NY Contingency Reserve Base (approximately $24.5 million in the aggregate). These 2014 reassumptions collectively permitted the release of approximately $274 million of assets from the AG Re trust accounts securing AG Re's reinsurance of the AGM Group and AGC, after taking into account other, normal-course adjustments to AG Re’s collateral requirements such as changes in asset values and changes in assumed reserves.

From time to time, AGM and AGC have obtained approval from their regulators to release contingency reserves based on losses or because the accumulated reserve is deemed excessive in relation to the insurer's outstanding insured obligations.  In 2014, on the latter basis, AGM obtained NYDFS approval for a contingency reserve release of approximately $588 million and AGC obtained MIA approval for a contingency reserve release of approximately $540 million.

Dividend Restrictions and Capital Requirements

Under New York insurance law, AGM may only pay dividends out of "earned surplus", which is the portion of a company's surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to shareholders as dividends or transferred to stated capital or capital surplus, or applied to other purposes permitted by law, but does not include unrealized appreciation of assets. AGM may pay dividends without the prior approval of the New York Superintendent of Financial Services ("New York Superintendent") that, together with all dividends declared or distributed by it during the preceding 12 months, does not exceed the lesser of 10% of its policyholders' surplus (as of the last annual or quarterly statement filed with the New York Superintendent) or 100% of its adjusted net investment income during that period. The maximum amount available during 2015 for AGM to distribute as dividends without regulatory approval, after giving effect to dividends paid in the prior 12 months, is estimated to be approximately $227 million, of which approximately $67 million is available for distribution in the first quarter of 2015.

Under Maryland's insurance law, AGC may, with prior notice to the Maryland Insurance Commissioner, pay an ordinary dividend that, together with all dividends paid in the prior 12 months, does not exceed 10% of its policyholders' surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. The maximum amount available during 2015 for AGC to distribute as ordinary dividends will be approximately $90 million, of which approximately $21 million is available for distribution in the first quarter of 2015, after giving effect to dividends paid in the prior 12 months.

MAC is subject to the same dividend limitations described above for AGM. The Company does not currently anticipate that MAC will distribute any dividends.

Any distribution (including repurchase of shares) of any share capital, contributed surplus or other statutory capital) that would reduce AG Re's total statutory capital by 15% or more of its total statutory capital as set out in its previous year's financial statements requires the prior approval of the Authority. Separately, dividends are paid out of an insurer's statutory surplus and cannot exceed that surplus. Further, annual dividends cannot exceed 25% of total statutory capital and surplus, which is $279 million, without AG Re certifying to the Bermuda Monetary Authority that it will continue to meet required margins. Based on the foregoing limitations, in 2015 AG Re has the capacity to (i) make capital distributions in an aggregate amount up to $127 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to the limit of its outstanding statutory surplus, which is $271 million. Such dividend capacity is further limited by the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements. As of December 31, 2014, AG Re had unencumbered assets of approximately $651 million.

U.K. company law prohibits each of AGE and AGUK from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. insurance regulatory laws impose no statutory restrictions on a general insurer's ability to declare a dividend, the Prudential Regulation Authority's capital requirements may in practice act as a restriction on dividends. The Company does not expect AGE or AGUK to distribute any dividends at this time

Dividends and Surplus Notes
By Insurance Company Subsidiaries

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Dividends paid by AGC to AGUS	$69	$67	$55
Dividends paid by AGM to AGMH	160	163	30
Dividends paid by AG Re to AGL	82	144	151
Repayment of surplus note by AGM to AGMH	50	50	50
Issuance of surplus notes by MAC to MAC Holdings	—	(300)	—
Issuance of surplus notes by MAC to AGM	—	(100)	—

13.	Income Taxes

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

Non-interest‑bearing tax and loss bonds are purchased in the amount of the tax benefit that results from deducting contingency reserves as provided under Internal Revenue Code Section 832(e). The Company records the purchase of tax and loss bonds in deferred taxes.

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

Provision for Income Taxes

The effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, U.K. subsidiaries taxed at the U.K. blended marginal corporate tax rate of 21.5% unless subject to U.S. tax by election or as a U.S. controlled foreign corporation, and no taxes for the Company’s Bermuda subsidiaries unless subject to U.S. tax by election or as a U.S. controlled foreign corporation. For periods subsequent to April 1, 2014, the U.K. corporation tax rate has been reduced to 21%, for the period April 1, 2013 to April 1, 2014 the U.K. corporation tax rate was 23% resulting in a blended tax rate of 21.5% in 2014, and prior to April 1, 2013, the U.K. corporation tax rate was 24% resulting in a blended tax rate of 23.25% in 2013. The Company’s overall effective tax rate fluctuates based on the distribution of income across jurisdictions.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at statutory rates in taxable jurisdictions is presented below.

Effective Tax Rate Reconciliation

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Expected tax provision (benefit) at statutory rates in taxable jurisdictions	$490	$390	$76
Tax-exempt interest	(53)	(57)	(61)
Change in liability for uncertain tax positions	9	(2)	2
Other	(3)	3	5
Total provision (benefit) for income taxes	$443	$334	$22
Effective tax rate	28.9%	29.2%	16.5%

The expected tax provision at statutory rates in taxable jurisdictions is calculated as the sum of pretax income in each jurisdiction multiplied by the statutory tax rate of the jurisdiction by which it will be taxed. Pretax income of the Company’s subsidiaries which are not U.S. or U.K. domiciled but are subject to U.S. or U.K. tax by election, establishment of tax residency or as controlled foreign corporations, are included at the U.S. or U.K. statutory tax rate. Where there is a pretax loss in one jurisdiction and pretax income in another, the total combined expected tax rate may be higher or lower than any of the individual statutory rates.

The following table presents pretax income and revenue by jurisdiction.

Pretax Income (Loss) by Tax Jurisdiction

	Year Ended December 31,
	2014	2013	2012
	(in millions)
United States	$1,420	$1,118	$218
Bermuda	142	27	(86)
U.K.	(31)	(3)	0
Total	$1,531	$1,142	$132

Revenue by Tax Jurisdiction

	Year Ended December 31,
	2014	2013	2012
	(in millions)
United States	$1,633	$1,389	$875
Bermuda	365	219	79
U.K.	(4)	0	0
Total	$1,994	$1,608	$954

Pretax income by jurisdiction may be disproportionate to revenue by jurisdiction to the extent that insurance losses incurred are disproportionate.

Components of Net Deferred Tax Assets

	As of December 31,
	2014	2013
	(in millions)
Deferred tax assets:
Unrealized losses on credit derivative financial instruments, net	$224	$402
Unearned premium reserves, net	63	63
Loss and LAE reserve	66	134
Tax and loss bonds	39	33
Alternative minimum tax credit	57	90
Foreign tax credit	—	37
FG VIEs	13	29
DAC	35	40
Investment basis difference	104	93
Deferred compensation	38	33
Other	19	21
Total deferred income tax assets	658	975
Deferred tax liabilities:
Contingency reserves	64	47
Public debt	96	98
Unrealized appreciation on investments	159	68
Unrealized gains on CCS	22	16
Market discount	36	24
Other	21	34
Total deferred income tax liabilities	398	287
Net deferred income tax asset	$260	$688

As of December 31, 2014, the Company had alternative minimum tax credits of $57 million which do not expire. Management believes sufficient future taxable income exists to realize the full benefit of these tax credits.

As of December 31, 2014, AGRO had a stand-alone net operating loss ("NOL") of $6 million, compared with $13 million as of December 31, 2013, which is available through 2023 to offset its future U.S. taxable income. AGRO's stand alone NOL may not offset the income of any other members of AGRO's consolidated group with very limited exceptions and the Internal Revenue Code limits the amounts of NOL that AGRO may utilize each year.

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

Audits

AGUS has open tax years with the U.S. Internal Revenue Service (“IRS”) for 2009 forward and is currently under audit for the 2009-2012 tax years. The IRS concluded its field work with respect to tax years 2006 through 2008 without adjustment. On February 20, 2013 the IRS notified AGUS that the Joint Committee on Taxation completed its review of the 2006 through 2008 tax years and has accepted the results of the IRS examination without exception. Assured Guaranty Oversees US Holdings Inc. has open tax years of 2010 forward. The IRS concluded its field work with respect to tax year through 2009 for AGMH and subsidiaries while members of the Dexia Holdings Inc. consolidated tax group without adjustment. The Company's U.K. subsidiaries are not currently under examination and have open tax years of 2012 forward.

Uncertain Tax Positions

The following table provides a reconciliation of the beginning and ending balances of the total liability for unrecognized tax benefits. The Company does not believe it is reasonably possible that this amount will change significantly in the next twelve months.

	2014	2013	2012
	(in millions)
Balance as of January 1,	$20	$22	$20
True-up from tax return filings	6	4	—
Increase in unrecognized tax benefits as a result of position taken during the current period	2	3	2
Decrease due to closing of IRS audit	—	(9)	—
Balance as of December 31,	$28	$20	$22

The Company's policy is to recognize interest and penalties related to uncertain tax positions in income tax expense and has accrued approximately $1 million per year from 2012 to 2014. As of December 31, 2014 and December 31, 2013, the Company has accrued $4.5 million and $3.5 million of interest, respectively.

The total amount of unrecognized tax benefits as of December 31, 2014, that would affect the effective tax rate, if recognized, was $28 million.

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

As of December 31, 2014 and December 31, 2013, the liability for tax basis step-up adjustment, which is included in the Company's balance sheets in “Other liabilities,” was $4 million and $5 million, respectively. The Company has paid ACE Limited and correspondingly reduced its liability by $1 million in 2014.

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

The downgrade of the financial strength ratings of AG Re or of AGC gives certain reinsurance counterparties the right to recapture ceded business, which would lead to a reduction in the Company's unearned premium reserve and related earnings on such reserve. With respect to a significant portion of the Company's in-force financial guaranty assumed business, based on AG Re's and AGC's current ratings and subject to the terms of each reinsurance agreement, the third party ceding company may have the right to recapture assumed business ceded to AG Re and/or AGC, and in connection therewith, to receive payment from the assuming reinsurer of an amount equal to the reinsurer’s statutory unearned premium (net of ceding commissions) and statutory loss reserves (if any) associated with that business, plus, in certain cases, an additional ceding commission. As of December 31, 2014, if each third party company ceding business to AG Re and/or AGC had a right to recapture such business, and chose to exercise such right, the aggregate amounts that AG Re and AGC could be required to pay to all such companies would be approximately $85 million and $45 million, respectively.

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

Net Effect of Commutations of Ceded and
Cancellations of Assumed Reinsurance Contracts

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Increase (decrease) in net unearned premium reserve	$20	$11	$109
Increase (decrease) in net par outstanding	1,167	151	19,173
Commutation gains recorded in other income	23	2	82

The following table presents the components of premiums and losses reported in the consolidated statement of operations and the contribution of the Company's Assumed and Ceded Businesses.

Effect of Reinsurance on Statement of Operations

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Premiums Written:
Direct	$116	$106	244
Assumed(1)	(12)	17	9
Ceded(2)	15	2	51
Net	$119	$125	304
Premiums Earned:
Direct	$581	$819	936
Assumed	47	40	50
Ceded	(58)	(107)	(133)
Net	$570	$752	853
Loss and LAE:
Direct	$132	$110	636
Assumed	37	73	(4)
Ceded	(43)	(29)	(128)
Net	$126	$154	504
____________________

(1)	Negative assumed premiums written were due to cancellations and changes in expected Debt Service schedules.

(2)	Positive ceded premiums written were due to commutations and changes in expected Debt Service schedules.

On January 24, 2012, AGC reinsured approximately $1.8 billion of U.S. public finance par from Radian Asset. In connection with the reinsurance assumption, the Company received a payment of $22 million.

Reinsurer Exposure

In addition to assumed and ceded reinsurance arrangements, the Company may also have exposure to some financial guaranty reinsurers (i.e., monolines) in other areas. Second-to-pay insured par outstanding represents transactions the Company has insured that were previously insured by other monolines. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary insurer. Another area of exposure is in the investment portfolio where the Company holds fixed-maturity securities that are wrapped by monolines and whose value may decline based on the rating of the monoline. As of December 31, 2014, based on fair value, the Company had fixed-maturity securities in its investment portfolio consisting of $330 million insured by National Public Finance Guarantee Corporation, $266 million insured by Ambac Assurance Corporation ("Ambac") and $29 million insured by other guarantors.

Exposure by Reinsurer

	Ratings at		Par Outstanding (1)
	February 24, 2015		As of December 31, 2014
Reinsurer	Moody’s Reinsurer Rating	S&P Reinsurer Rating	Ceded Par Outstanding	Second-to- Pay Insured Par Outstanding	Assumed Par Outstanding
	(dollars in millions)
American Overseas Reinsurance Company Limited (f/k/a Ram Re)	WR (2)	WR	$6,727	$—	$30
Tokio Marine & Nichido Fire Insurance Co., Ltd. (“Tokio”)	Aa3 (3)	AA- (3)	5,276	—	—
Radian Asset	Ba1	B+	4,104	21	671
Syncora Guarantee Inc.	WR	WR	3,715	1,514	161
Mitsui Sumitomo Insurance Co. Ltd.	A1	A+ (3)	2,033	—	—
ACA Financial Guaranty Corp.	NR (5)	WR	746	2	—
Swiss Reinsurance Co.	Aa3	AA-	93	—	—
Ambac	WR	WR	82	4,930	14,342
National Public Finance Guarantee Corporation	A3	AA-	—	6,210	5,894
MBIA	(4)	(4)	—	2,613	587
FGIC	WR	WR	—	2,074	834
Ambac Assurance Corp. Segregated Account	NR	NR	—	109	956
CIFG Assurance North America Inc. ("CIFG")	WR	WR	—	102	4,365
Other	Various	Various	199	894	46
Total			$22,975	$18,469	$27,886
____________________

(1)	Includes par related to insured credit derivatives.

(2)    Represents “Withdrawn Rating.”

(3)    The Company has structural collateral agreements satisfying the triple-A credit requirement of S&P and/or Moody’s.

(4)	MBIA includes subsidiaries MBIA Insurance Corp. rated B by S&P and B2 by Moody's and MBIA U.K. Insurance Ltd. rated B by S&P and Ba2 by Moody’s.

(5)	Represents “Not Rated.”

Ceded Par Outstanding by Reinsurer and Credit Rating
As of December 31, 2014

	Internal Credit Rating
Reinsurer	AAA	AA	A	BBB	BIG	Total
	(in millions)
American Overseas Reinsurance Company Limited (f/k/a Ram Re)	$633	$2,452	$1,992	$1,158	$492	$6,727
Tokio	763	968	1,485	1,281	779	5,276
Radian Asset	206	287	2,037	1,085	489	4,104
Syncora Guarantee Inc.	—	291	498	2,193	733	3,715
Mitsui Sumitomo Insurance Co. Ltd.	134	669	742	299	189	2,033
ACA Financial Guaranty Corp	—	458	277	11	—	746
Swiss Reinsurance Co.	—	—	0	26	67	93
Ambac	—	—	82	—	—	82
Other	62	82	55	—	—	199
Total	$1,798	$5,207	$7,168	$6,053	$2,749	$22,975

In accordance with U.S. statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. All of the unauthorized reinsurers in the table above are required to post collateral for the benefit of the Company in an amount at least equal to the sum of their ceded unearned premium reserve, loss reserves and contingency reserves all calculated on a statutory basis of accounting. In addition, certain authorized reinsurers in the table above post collateral on terms negotiated with the Company. Collateral may be in the form of letters of credit or trust accounts. The total collateral posted by all non-affiliated reinsurers as of December 31, 2014 is approximately $610 million.

Second-to-Pay
Insured Par Outstanding by Internal Rating
As of December 31, 2014(1)

	Public Finance					Structured Finance
	AAA	AA	A	BBB	BIG	AAA	AA	A	BBB	BIG	Total
	(in millions)
Radian Asset	$—	$—	$3	$12	$6	$—	$—	$—	$—	$—	$21
Syncora Guarantee Inc.	—	45	326	727	276	96	—	—	—	44	1,514
ACA Financial Guaranty Corp.	—	1	—	1	—	—	—	—	—	—	2
Ambac	30	1,301	2,597	637	63	—	1	64	231	6	4,930
National Public Finance Guarantee Corporation	160	2,193	3,833	—	—	—	—	24	—	—	6,210
MBIA	—	65	254	424	—	—	1,508	—	243	119	2,613
FGIC	—	77	975	281	302	371	—	25	—	43	2,074
Ambac Assurance Corp. Segregated Account	—	—	—	—	—	—	33	—	—	76	109
CIFG	—	4	51	22	25	—	—	—	—	—	102
Other	—	894	—	—	—	—	—	—	—	—	894
Total	$190	$4,580	$8,039	$2,104	$672	$467	$1,542	$113	$474	$288	$18,469
____________________

(1)	Assured Guaranty’s internal rating.

Amounts Due (To) From Reinsurers
As of December 31, 2014

	Assumed Premium, net of Commissions	Ceded Premium, net of Commissions	Assumed Expected Loss and LAE	Ceded Expected Loss and LAE
	(in millions)
American Overseas Reinsurance Company Limited (f/k/a Ram Re)	$—	$(8)	$—	$11
Tokio	—	(13)	—	46
Radian Asset	—	(13)	—	19
Syncora Guarantee Inc.	—	(29)	—	4
Mitsui Sumitomo Insurance Co. Ltd.	—	(3)	—	15
Swiss Reinsurance Co.	—	(3)	—	6
Ambac	43	—	(19)	—
National Public Finance Guarantee Corporation	7	—	(7)	—
MBIA	5	—	(9)	—
FGIC	5	—	(3)	—
Ambac Assurance Corp. Segregated Account	13	—	(83)	—
CIFG	—	—	(6)	—
Other	(2)	(23)	—	—
Total	$71	$(92)	$(127)	$101

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

The Company was party to transactions with entities that are affiliated with Wilbur L. Ross, Jr., who had been a director of the Company until November 21, 2014. Mr. Ross and the funds under his control owned approximately 8.2% of the AGL common shares as of December 31, 2013 and 10.2% as of December 31, 2012. However, in 2014, Mr. Ross and the funds sold all of the AGL shares they owned and Mr. Ross resigned from the AGL board. At the time of his resignation, WL Ross and Co. LLC issued a press release announcing that Mr. Ross had been elected Vice Chairman of Bank of Cyprus and, due to rules limiting directorships of bank officers, would be resigning from the boards of directors of several companies, including that of Assured Guaranty.

In addition, the Company retains Wellington Management Company, LLP, as investment manager for a portion of the Company's investment portfolio. Wellington Company LLP owned approximately 9.3% of the common shares of AGL as of December 31, 2014, 6.6% as of December 31, 2013 and 8.6% as of December 31, 2012.

The net expenses from transactions with these related parties were approximately $1.9 million in 2014, with no individual related party expense item exceeding $1.9 million, $2.5 million in 2013, with no individual related party expense item exceeding $1.9 million, and $3.4 million in 2012, with no individual related party expense item exceeding $2.0 million. As of December 31, 2014, 2013 and 2012 there were no significant amounts payable to or amounts receivable from related parties. In addition, please refer to Note 19, Shareholders' Equity, for a description of the transaction under which the Company purchased common shares from funds associated with WL Ross & Co. LLC and its affiliates and from Mr. Ross.

16.	Commitments and Contingencies

Leases

AGL and its subsidiaries are party to various lease agreements accounted for as operating leases. The Company leases and occupies space in New York City through April 2026. In addition, AGL and its subsidiaries lease additional office space in various locations under non-cancelable operating leases which expire at various dates through 2021. Rent expense was $10.1 million in 2014, $9.9 million in 2013 and $10.0 million in 2012.

Future Minimum Rental Payments

Year	(in millions)
2015	$8
2016	8
2017	8
2018	8
2019	8
Thereafter	52
Total	$92

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

Accounting Policy

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

In addition, in the ordinary course of their respective businesses, certain of the Company's subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods. For example, as described in the "Recovery Litigation," section of Note 6, Expected Loss to be Paid, in December 2008, the Company filed a claim in the Supreme Court of the State of New York against an investment manager in a transaction it insured alleging breach of fiduciary duty, gross negligence and breach of contract; discovery on the matter is ongoing. In the past, AGC and AGM have filed complaints against certain sponsors and underwriters of RMBS securities that AGC or AGM had insured, alleging that such persons had breached representations and warranties in the transaction documents, failed to cure or repurchase defective loans and/or violated state securities laws. The amounts, if any, the Company will recover in proceedings to recover losses are uncertain, and recoveries, or failure to obtain recoveries, in any one or more of these proceedings during any quarter or year could be material to the Company’s results of operations in that particular quarter or year.

Litigation

Proceedings Relating to the Company’s Financial Guaranty Business

The Company receives subpoenas duces tecum and interrogatories from regulators from time to time.

On November 28, 2011, Lehman Brothers International (Europe) (in administration) (“LBIE”) sued AGFP, an affiliate of AGC which in the past had provided credit protection to counterparties under credit default swaps. AGC acts as the credit support provider of AGFP under these credit default swaps. LBIE’s complaint, which was filed in the Supreme Court of the State of New York, alleged that AGFP improperly terminated nine credit derivative transactions between LBIE and AGFP and improperly calculated the termination payment in connection with the termination of 28 other credit derivative transactions between LBIE and AGFP. AGFP calculated that LBIE owes AGFP approximately $30 million in connection with the termination of the credit derivative transactions, whereas LBIE asserted in the complaint that AGFP owes LBIE a termination payment of approximately $1.4 billion. LBIE is seeking unspecified damages. On February 3, 2012, AGFP filed a motion to dismiss certain of the counts in the complaint, and on March 15, 2013, the court granted AGFP's motion to dismiss the count relating to improper termination of the nine credit derivative transactions and denied AGFP's motion to dismiss the count relating to the remaining transactions. Discovery has been ongoing and motions for summary judgment are due in September 2015. The Company cannot reasonably estimate the possible loss, if any, that may arise from this lawsuit.

On September 25, 2013, Wells Fargo Bank, N.A., as trust administrator of the MASTR Adjustable Rate Mortgages Trust 2007-3, filed an interpleader complaint in the U.S. District Court for the Southern District of New York against AGM, among others, relating to the right of AGM to be reimbursed from certain cashflows for principal claims paid in respect of insured certificates. The Company estimates that an adverse outcome to the interpleader proceeding could increase losses on the transaction by approximately $10 - $20 million, net of expected settlement payments and reinsurance in force.

Proceedings Resolved Since September 30, 2014
Beginning in July 2008, AGM and various other financial guarantors were named in complaints filed in the Superior Court for the State of California, City and County of San Francisco by a number of plaintiffs. Subsequently, plaintiffs' counsel filed amended complaints against AGM and AGC and added additional plaintiffs. These complaints alleged that the financial guaranty insurer defendants (i) participated in a conspiracy in violation of California's antitrust laws to maintain a dual credit rating scale that misstated the credit default risk of municipal bond issuers and created market demand for municipal bond insurance, (ii) participated in risky financial transactions in other lines of business that damaged each insurer's financial condition (thereby undermining the value of each of their guaranties), and (iii) failed to adequately disclose the impact of those transactions on their financial condition. In addition to their antitrust claims, various plaintiffs asserted claims for breach of the covenant of good faith and fair dealing, fraud, unjust enrichment, negligence, and negligent misrepresentation. On October 29, 2014, AGC and AGM filed a good faith settlement notice with the Superior Court for the State of California, City and County of San Francisco, informing the court and co-defendants that AGC, AGM and the plaintiffs had reached an agreement to settle and resolve the cases as between them. The plaintiffs agreed to dismiss the litigation in exchange for AGC and AGM waiving legal fees that had been awarded to them and making a payment to such plaintiffs. On December 12, 2014, the court entered an order determining that the parties had settled in good faith. Plaintiffs have submitted all appropriate dismissals to all courts, and AGC and AGM have submitted a dismissal for their cross-appeal.
On November 19, 2012, Lehman Brothers Holdings Inc. (“LBHI”) and Lehman Brothers Special Financing Inc. (“LBSF") commenced an adversary complaint and claim objection in the United States Bankruptcy Court for the Southern District of New York against Credit Protection Trust 283 (“CPT 283”), FSA Administrative Services, LLC, as trustee for CPT 283, and AGM, in connection with CPT 283's termination of a CDS between LBSF and CPT 283. CPT 283 terminated the CDS as a consequence of LBSF failing to make a scheduled payment owed to CPT 283, which termination occurred after

LBHI filed for bankruptcy but before LBSF filed for bankruptcy. The CDS provided that CPT 283 was entitled to receive from LBSF a termination payment in that circumstance of approximately $43.8 million (representing the economic equivalent of the future fixed payments CPT 283 would have been entitled to receive from LBSF had the CDS not been terminated), and CPT 283 filed proofs of claim against LBSF and LBHI (as LBSF's credit support provider) for such amount. LBHI and LBSF sought to disallow and expunge (as impermissible and unenforceable penalties) CPT 283's proofs of claim against LBHI and LBSF and recover approximately $67.3 million, which LBHI and LBSF allege was the mark-to-market value of the CDS to LBSF (less unpaid amounts) on the day CPT 283 terminated the CDS, plus interest, attorney's fees, costs and other expenses. On the same day, LBHI and LBSF also commenced an adversary complaint and claim objection against Credit Protection Trust 207 (“CPT 207”), FSA Administrative Services, LLC, as trustee for CPT 207, and AGM, in connection with CPT 207's termination of a CDS between LBSF and CPT 207. Similarly, the CDS provided that CPT 207 was entitled to receive from LBSF a termination payment in that circumstance of $492,555. LBHI and LBSF seek to disallow and expunge CPT 207's proofs of claim against LBHI and LBSF and recover approximately $1.5 million. On January 30, 2015, the parties signed an agreement pursuant to which LBHI and LBSF dismissed their litigation related to CPT 283's and CPT 207's CDS terminations and the parties agreed that CPT 283 and CPT 207 have a total allowed claim in bankruptcy against LBSF and LBHI of $20 million.
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

Governmental Investigations into Former Financial Products Business

AGMH and/or AGM have received subpoenas duces tecum and interrogatories or civil investigative demands from the Attorneys General of the States of Connecticut, Florida, Illinois, Massachusetts, Missouri, New York, Texas and West Virginia relating to their investigations of alleged bid rigging of municipal GICs. AGMH has been responding to such requests. AGMH may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries in the future. In addition,

•
AGMH received a subpoena from the Antitrust Division of the Department of Justice in November 2006 issued in connection with an ongoing criminal investigation of bid rigging of awards of municipal GICs and other municipal derivatives; and

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

In July 2010, a former employee of AGM who had been involved in AGMH's former Financial Products Business was indicted along with two other persons with whom he had worked at Financial Guaranty Insurance Company. Such former employee and the other two persons were convicted on fraud conspiracy counts.  After appeal, their convictions were reversed by a three-judge panel of the U.S. Court of Appeals for the Second Circuit in November 2013. In January 2014, the Department of Justice petitioned the U.S. Court of Appeals for the Second Circuit for a panel rehearing and a rehearing en banc of the appeal; the motion was denied on August 15, 2014, and the time period within which to petition for a writ of certiorari to the Supreme Court has expired.

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

The Company has outstanding long-term debt issued by AGUS and AGMH. AGUS has issued 7.0% Senior Notes, 5.0% Senior Notes and Series A, Enhanced Junior Subordinated Debentures. AGMH has issued 6 7/8% Quarterly Income Bonds Securities (“QUIBS”), 6.25% Notes and 5.60% Notes, as well $300 million Junior Subordinated Debentures. All of such debt is fully and unconditionally guaranteed by AGL; AGL's guarantee of the junior subordinated debentures is on a junior subordinated basis.

In addition, refinancing vehicles consolidated by AGM issued notes payable to the Financial Products Companies now owned by Dexia; the refinancing vehicles borrowed the funds in order to purchase assets underlying obligations insured by AGM. See Note 11, Investments and Cash.

Accounting Policy

Long-term debt is recorded at principal amounts net of any unamortized original issue discount or premium and unamortized fair value adjustment for AGMH debt (as of the date of the AGMH acquisition). Discount is accreted into interest expense over the life of the applicable debt.

Debt Issued by AGUS

7.0% Senior Notes.  On May 18, 2004, AGUS issued $200 million of 7.0% senior notes due 2034 (“7.0% Senior Notes”) for net proceeds of $197 million. Although the coupon on the Senior Notes is 7.0%, the effective rate is approximately 6.4%, taking into account the effect of a cash flow hedge executed by the Company in March 2004.

5.0% Senior Notes. On June 20, 2014, AGUS issued $500 million of 5.0% Senior Notes due 2024 ("5.0% Senior Notes") for net proceeds of $495 million. The notes are guaranteed by AGL. The net proceeds from the sale of the notes are being used for general corporate purposes, including the purchase of AGL common shares.

8.5% Senior Notes.  On June 24, 2009, AGL issued 3,450,000 equity units for net proceeds of approximately $167 million in a registered public offering. The net proceeds of the offering were used to pay a portion of the consideration for the acquisition of AGMH. Each equity unit consisted of (i) a 5.0% undivided beneficial ownership interest in $1,000 principal amount of 8.5% senior notes due 2014 issued by AGUS and (ii) a forward purchase contract obligating the holders to purchase $50 of AGL common shares in June 2012. On June 1, 2012, the Company completed the remarketing of the $173 million aggregate principal amount of 8.5% Senior Notes; AGUS purchased all of the Senior Notes in the remarketing at a price of 100% of the principal amount thereof, and retired all of such notes on June 1, 2012. The proceeds from the remarketing were used to satisfy the obligations of the holders of the Equity Units to purchase AGL common shares pursuant to the forward purchase contract. Accordingly, on June 1, 2012, AGL issued 3.8924 common shares to holders of each Equity Unit, which represented a settlement rate of 3.8685 common shares plus certain anti-dilution adjustments, or an aggregate of 13,428,770 common shares at approximately $12.85 per share. The Equity Units ceased to exist when the forward purchase contracts were settled on June 1, 2012.

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

The principal and carrying values of the Company’s long-term debt are presented in the table below.

Principal and Carrying Amounts of Debt

	As of December 31, 2014		As of December 31, 2013
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS:
7.0% Senior Notes	$200	$198	$200	$198
5.0% Senior Notes	500	499	—	—
Series A Enhanced Junior Subordinated Debentures	150	150	150	150
Total AGUS	850	847	350	348
AGMH:
67/8% QUIBS	100	68	100	68
6.25% Notes	230	139	230	138
5.60% Notes	100	55	100	55
Junior Subordinated Debentures	300	175	300	169
Total AGMH	730	437	730	430
AGM:
Notes Payable	16	19	34	38
Total AGM	16	19	34	38
Total	$1,596	$1,303	$1,114	$816

Principal payments due under the long-term debt are as follows:

Expected Maturity Schedule of Debt

Expected Withdrawal Date	AGUS	AGMH	AGM	Total
	(in millions)
2015	$—	$—	$7	$7
2016	—	—	3	3
2017	—	—	3	3
2018	—	—	2	2
2019	—	—	1	1
2020-2039	700	—	—	700
2040-2059	—	—	—	—
2060-2079	150	300	—	450
Thereafter	—	430	—	430
Total	$850	$730	$16	$1,596

Interest Expense

	Year Ended December 31,
	2014	2013	2012
	(in millions)
AGUS:
7.0% Senior Notes	$13	$13	$13
5.0% Senior Notes	13	—	—
8.50% Senior Notes	—	—	8
Series A Enhanced Junior Subordinated Debentures	10	10	10
Total AGUS	36	23	31
AGMH:
67/8% QUIBS	7	7	7
6.25% Notes	16	16	16
5.60% Notes	6	6	6
Junior Subordinated Debentures	25	25	25
Total AGMH	54	54	54
AGM:
Notes Payable	2	5	7
Total AGM	2	5	7
Total	$92	$82	$92

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $1.2 billion as of December 31, 2014. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. It is difficult to determine the probability that AGM will have to pay strip provider claims or the likely aggregate amount of such claims. At December 31, 2014, approximately $1.4 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

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

Fundings under this facility are subject to certain conditions precedent, and their repayment is collateralized by a security interest that AGM granted to Dexia Crédit Local (NY) in amounts that AGM recovers—from the tax-exempt entity, or from asset sale proceeds—following its payment of strip policy claims. On June 30, 2014, AGM and Dexia Crédit Local (NY) agreed to shorten the duration of the facility. Accordingly, the Strip Coverage Facility will terminate upon the earliest to occur of an AGM change of control, the reduction of the commitment amount to $0 in accordance with the terms of the facility, and June 30, 2024 (rather than the original maturity date of January 31, 2042).

The Strip Coverage Facility’s financial covenants require that AGM and its subsidiaries maintain:

•	a maximum debt-to-capital ratio of 30%; and

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

The Company was in compliance with all financial covenants as of December 31, 2014.

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

As of December 31, 2014, no amounts were outstanding under this facility, nor have there been any borrowings during the life of this facility.

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

In June 2003, $200 million of “AGM CPS”, money market preferred trust securities, were issued by trusts created for the primary purpose of issuing the AGM CPS, investing the proceeds in high-quality commercial paper and selling put options to AGM, allowing AGM to issue the trusts non-cumulative redeemable perpetual preferred stock (the “AGM Preferred Stock”) of AGM in exchange for cash. There are four trusts, each with an initial aggregate face amount of $50 million. These trusts hold auctions every 28 days, at which time investors submit bid orders to purchase AGM CPS. If AGM were to exercise a put option, the applicable trust would transfer the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, to AGM in exchange for AGM Preferred Stock. AGM pays a floating put premium to the trusts, which represents the difference between the commercial paper yield and the winning auction rate (plus all fees and expenses of the trust). If an auction does not attract sufficient clearing bids, however, the auction rate is subject to a maximum rate of one-month LIBOR plus 200 basis points for the next succeeding distribution period. Beginning in August 2007, the AGM CPS required the maximum rate for each of the relevant trusts. AGM continues to have the ability to exercise its put option and cause the related trusts to purchase AGM Preferred Stock. The trusts provide AGM access to new capital at its sole discretion through the exercise of the put options. As of December 31, 2014 the put option had not been exercised. The Company does not consider itself to be the primary beneficiary of the trusts. See Note 8, Fair Value Measurement, –Other Assets–Committed Capital Securities, for a fair value measurement discussion.

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

Computation of Earnings Per Share

	Year Ended December 31,
	2014	2013	2012
	(in millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to AGL	$1,088	$808	110
Less: Distributed and undistributed income (loss) available to nonvested shareholders	0	1	0
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$1,088	$807	110
Basic shares	172.6	186.6	189.2
Basic EPS	$6.30	$4.32	$0.58
Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$1,088	$807	$110
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	0	0	0
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$1,088	$807	$110

Basic shares	172.6	186.6	189.2
Effect of dilutive securities:
Options and restricted stock awards	1.0	1.0	0.8
Equity units	—	—	0.7
Diluted shares	173.6	187.6	190.7
Diluted EPS	$6.26	$4.30	$0.57
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	1.6	2.7	9.9

19.	Shareholders' Equity

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

Share Repurchases

As of December 31, 2014, the Company's share repurchase authorization was $210 million. The Company expects the repurchases to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including availability of funds at the holding companies, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. It does not have an expiration date. In 2014, the Company repurchased a total of 24.4 million common shares for approximately $590 million at an average price of $24.17 per share. The 2013 share repurchases included 5.0 million common shares purchased on June 5, 2013 from funds associated with WL Ross & Co. LLC and its affiliates (collectively, the “WLR Funds”) and Wilbur L. Ross, Jr., a director of the Company, for $109.7 million.

Share Repurchases

Year	Number of Shares Repurchased	Total Payments (in millions)	Average Price Paid Per Share
2015 (through February 26, 2015 on a settlement date basis)	3,581,767	$92	$25.63
2014	24,413,781	$590	$24.17
2013	12,512,759	264	21.12
2012	2,066,759	24	11.76

Deferred Compensation

Each of the Chief Executive Officer and the General Counsel of the Company has elected to invest a portion of his AGL supplemental employee retirement plan ("SERP") account in the employer stock fund within the SERP. Each unit in the employer stock fund represents the right to receive one AGL common share upon a distribution from the SERP. Each unit equals the number of AGL common shares which could have been purchased with the value of the account deemed invested in the employer stock fund as of the date of such election. The election to invest in the employer stock fund is irrevocable (i.e., any portion of a SERP account allocated to the employer stock fund and invested in units shall remain allocated to the employer stock fund until the participant receives a distribution from SERP). At the same time such investment elections were made, the Company purchased AGL common shares and placed such shares in trust to be distributed to the Chief Executive Officer and the General Counsel upon a distribution from the SERP in settlement of their units invested in the employer stock fund. As of December 31, 2014 and 2013, the Company had 320,193 and 320,193 shares, respectively, in the trust. The Company recorded the purchase of such shares in “deferred equity compensation” in the consolidated balance sheet.

Certain executives of the Company elected to invest a portion of their AGC SERP accounts in the employer stock fund in the AGC SERP. Each unit in the employer stock fund represents the right to receive one AGL common share upon a distribution from the AGC SERP. Each unit equals the number of AGL common shares which could have been purchased with the value of the account deemed invested in the employer stock fund as of the date of such election. As of December 31, 2014 and 2013, there were 74,309 and 74,309 units, respectively, in the AGC SERP. See Note 20, Employee Benefit Plans.

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

On February 4, 2015, the Company declared a quarterly dividend of $0.12 per common share, an increase of 9% from a quarterly dividend of $0.11 per common share paid in 2014. On February 5, 2014, the Company declared a quarterly dividend of $0.11 per common share, an increase of 10% from a quarterly dividend of $0.10 per common share paid in 2013. On February 7, 2013, the Company declared a quarterly dividend of $0.10 per common share, an increase of 11% from a quarterly dividend of $0.09 per common share paid in 2012.

20.	Employee Benefit Plans

Accounting Policy

The expense for Performance Retention Plan awards is recognized straight-line over the requisite service period, with the exception of retirement eligible employees. For retirement eligible employees, the expense is recognized immediately.

Share-based compensation expense is based on the grant date fair value using the grant date closing price, the lattice, Monte Carlo or Black-Scholes pricing models. The Company amortizes the fair value of share-based awards on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods, with the exception of retirement‑eligible employees. For retirement-eligible employees, certain awards contain retirement provisions and therefore are amortized over the period through the date the employee first becomes eligible to retire and is no longer required to provide service to earn part or all of the award.

The fair value of each award under the Assured Guaranty Ltd. Employee Stock Purchase Plan is estimated at the beginning of each offering period using the Black-Scholes option valuation model.

Assured Guaranty Ltd. 2004 Long-Term Incentive Plan

Under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan, as amended (the “Incentive Plan”), the number of AGL common shares that may be delivered under the Incentive Plan may not exceed 18,670,000. In the event of certain transactions affecting AGL's common shares, the number or type of shares subject to the Incentive Plan, the number and type of shares subject to outstanding awards under the Incentive Plan, and the exercise price of awards under the Incentive Plan, may be adjusted.

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

The Incentive Plan is administered by a committee of the Board of Directors. The Compensation Committee of the Board serves as this committee except as otherwise determined by the Board. The Board may amend or terminate the Incentive Plan. As of December 31, 2014, 10,712,661 common shares were available for grant under the Incentive Plan.

Time Vested Stock Options

Nonqualified or incentive stock options may be granted to employees and directors of the Company. Stock options are generally granted once a year with exercise prices equal to the closing price on the date of grant. To date, the Company has only issued non-qualified stock options. All stock options, except for performance stock options, granted to employees vest in equal annual installments over a three-year period and expire seven years or ten years from the date of grant. Stock options granted to directors vest over one year and expire in seven years or ten years from grant date. None of the Company's options, except for performance stock options, have a performance or market condition.

Time Vested Stock Options

	Options for Common Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value Per Share	Number of Exercisable Options	Year of Expiration
Balance as of December 31, 2013	3,129,251	$20.97		2,987,088
Options granted	83,162	21.88	$10.35		2021
Options exercised	(409,560)	17.88
Options forfeited/expired	—	—
Balance as of December 31, 2014	2,802,853	$21.45		2,631,653

As of December 31, 2014, the aggregate intrinsic value and weighted average remaining contractual term of stock options outstanding were $13 million and 2.9 years, respectively. As of December 31, 2014, the aggregate intrinsic value and weighted average remaining contractual term of exercisable stock options were $12 million and 2.7 years, respectively.

As of December 31, 2014 the total unrecognized compensation expense related to outstanding nonvested stock options was $1 million, which will be adjusted in the future for the difference between estimated and actual forfeitures. The Company expects to recognize that expense over the weighted average remaining service period of 1.3 years.

Lattice Option Pricing
Weighted Average Assumptions

	2014	2013	2012
Dividend yield	2.03%	2.07%	2.06%
Expected volatility	53.24%	53.41%	58.89%
Risk free interest rate	2.21%	1.35%	1.45%
Expected life	6.6 years	6.6 years	6.6 years
Forfeiture rate	3.5%	4.5%	4.5%
Weighted average grant date fair value	10.35	$8.94	8.62
The Company uses a lattice model to value its employee and director stock options, rather than a simple Black-Scholes-Merton (“Black-Scholes”) formula. The Black-Scholes approach is designed for options exercisable only at maturity (European style), but can still be used to value options exercisable at any time after they vest (“American style”) as long as no dividend payments are being made on the stock.  A lattice model can be used for both European and American style options and regardless of whether or not the stock is paying regular dividends. Because the options the Company has granted to its employees and directors are American style and because the Company pays regular dividends on its stock, the Company has selected a lattice model as the appropriate method to value these options.

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

The total intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 was $3.0 million, $7.5 million and $0.1 million, respectively. During the years ended December 31, 2014, 2013 and 2012, $4.3 million, $2.6 million and $44 thousand, respectively, was received from the exercise of stock options. In order to satisfy stock option exercises, the Company issues new shares.

Performance Stock Options

The Company grants performance stock options under the Incentive Plan. These awards are non-qualified stock options with exercise prices equal to the closing price an AGL common share on the applicable date of grant. These awards vest 35%, 50% or 100%, if the price of AGL's common shares using the highest 40-day average share price during the relevant performance period reaches certain hurdles. If the share price is between the specified levels, the vesting level will be interpolated accordingly. These awards expire seven years from the date of grant.

Performance Stock Options

	Options for Common Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value Per Share	Number of Exercisable Options	Year of Expiration
Balance as of December 31, 2013	365,717	$17.80		0
Options granted	—	—	$—		—
Options exercised	—	—
Options forfeited/expired	(118,838)	17.44
Balance as of December 31, 2014	246,879	$17.97		0

In order to satisfy stock option exercises, the Company issues new shares.

As of December 31, 2014, the aggregate intrinsic value and weighted average remaining contractual term of performance stock options outstanding were $2 million and 4.4 years, respectively. As of December 31, 2014, no performance options were exercisable.

As of December 31, 2014 the total unrecognized compensation expense related to outstanding nonvested performance stock options was $0.3 million, which will be adjusted in the future for the difference between estimated and actual forfeitures. The Company expects to recognize that expense over the weighted average remaining service period of 0.9 years.

Monte Carlo and Lattice Option Pricing
Weighted Average Assumptions (1)

	2013	2012
Dividend yield	2.07%	2.06%
Expected volatility	53.5%	58.89%
Risk free interest rate	1.36%	1.45%
Expected life	6.3 years	6.3 years
Forfeiture rate	4.5%	4.5%
Weighted average grant date fair value	$8.17	$7.84
____________________

(1)	No options were granted in 2014.

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

Restricted Stock Award Activity

Nonvested Shares	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2013	48,273	$23.20
Granted	47,747	23.98
Vested	(48,273)	23.20
Forfeited	(4,170)	23.98
Nonvested at December 31, 2014	43,577	$23.98

As of December 31, 2014 the total unrecognized compensation cost related to outstanding nonvested restricted stock awards was $0.4 million, which the Company expects to recognize over the weighted‑average remaining service period of 0.4 years. The total fair value of shares vested during the years ended December 31, 2014, 2013 and 2012 was $1 million, $1 million and $1 million, respectively.

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

Restricted Stock Unit Activity
(Excluding Dividend Equivalents)

Nonvested Stock Units	Number of Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2013	736,409	$17.63
Granted	238,976	21.61
Delivered	(284,082)	17.13
Forfeited	—	—
Nonvested at December 31, 2014	691,303	$19.23

As of December 31, 2014, the total unrecognized compensation cost related to outstanding nonvested restricted stock units was $5.2 million, which the Company expects to recognize over the weighted‑average remaining service period of 1.9 years. The total fair value of restricted stock units delivered during the years ended December 31, 2014, 2013 and 2012 was $5 million, $5 million and $6 million, respectively.

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
Performance Restricted Stock Unit Activity

Performance Restricted Stock Units	Number of Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2013	223,410	$27.79
Granted	203,287	25.17
Delivered	—	—
Forfeited	(3,395)	27.35
Nonvested at December 31, 2014	423,302	$26.72

As of December 31, 2014, the total unrecognized compensation cost related to outstanding nonvested performance share units was $3.7 million, which the Company expects to recognize over the weighted‑average remaining service period of 1.9 years.

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

Stock Purchase Plan

	Year Ended December 31,
	2014	2013	2012
	(dollars in millions)
Proceeds from purchase of shares by employees	$0.9	$0.9	$0.6
Number of shares issued by the Company	43,273	57,980	54,612
Recorded in share-based compensation, after the effects of DAC	$0.2	$0.3	$0.2

Share‑Based Compensation Expense

The following table presents stock based compensation costs by type of award and the effect of deferring such costs as policy acquisition costs, pre-tax. Amortization of previously deferred stock compensation costs is not shown in the table below.

Share‑Based Compensation Expense Summary

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Share‑Based Employee Cost:
Recurring amortization	$9	$7	$6
Accelerated amortization for retirement eligible employees	0	—	1
Subtotal	9	7	7
ESPP	0	0	0
Total Share‑Based Employee Cost	9	7	7
Total Share‑Based Directors Cost	1	1	1
Total Share‑Based Cost	10	8	8
Less: Share‑based compensation capitalized as DAC	0	—	1
Share‑based compensation expense	$10	$8	$7
Income tax benefit	$2	$2	$2

Defined Contribution Plan

The Company maintains a savings incentive plan, which is qualified under Section 401(a) of the Internal Revenue Code for U.S. employees. The savings incentive plan is available to eligible full-time employees upon hire. Eligible participants could contribute a percentage of their salary subject to a maximum of $17,500 for 2014. Contributions are matched by the Company at a rate of 100% up to 6% of participant's compensation, subject to IRS limitations. Any amounts over the IRS limits are contributed to and matched by the Company into a nonqualified supplemental executive retirement plan for employees eligible to participate in such nonqualified plan. The Company also makes a core contribution of 6% of the participant's compensation to the qualified plan, subject to IRS limitations, and the nonqualified supplemental executive retirement plan for eligible employees, regardless of whether the employee contributes to the plan(s). Employees become fully vested in Company contributions after one year of service, as defined in the plan. Plan eligibility is immediate upon hire. The Company also maintains similar non-qualified plans for non-U.S. employees.

The Company recognized defined contribution expenses of $11 million, $10 million and $9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Generally, each PRP award is divided into three installments, with 25% of the award allocated to a performance period that includes the year of the award and the next year, 25% of the award allocated to a performance period that includes the year of the award and the next two years, and 50% of the award allocated to a performance period that includes the year of the award and the next three years. Each installment of an award vests if the participant remains employed through the end of the performance period for that installment. Awards may vest upon the occurrence of other events as set forth in the plan documents. Payment for each performance period is made at the end of that performance period. One half of each installment is increased or decreased in proportion to the increase or decrease of adjusted book value per share during the performance period, and one half of each installment is increased or decreased in proportion to the operating return on equity during the performance period. Operating return on equity and adjusted book value are defined in each PRP award agreement.

A payment otherwise subject to the $1 million limit on tax deductible compensation, will not be made unless performance satisfies a minimum threshold.

As described above, the performance measures used to determine the amounts distributable under the PRP are based on the Company's operating return on equity and growth in adjusted book value per share, as defined. Adjustments may be made by the AGL Compensation Committee at any time before distribution, except that, for certain senior executive officers, any adjustment made after the grant of the award may decrease but may not increase the amount of the distribution.

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

The Company recognized performance retention plan expenses of $15 million, $17 million and $13 million for the years ended December 31, 2014, 2013 and 2012, respectively.

21.	Other Comprehensive Income

The following tables present the changes in each component of AOCI and the effect of significant reclassifications out of AOCI on the respective line items in net income.

Changes in Accumulated Other Comprehensive Income by Component
Year Ended December 31, 2014

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2013	$178	$(24)	$(3)	$9	$160
Other comprehensive income (loss) before reclassifications	196	(20)	(7)	—	169
Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(12)	74	—	—	62
Interest expense	—	—	—	0	0
Total before tax	(12)	74	—	0	62
Tax (provision) benefit	5	(26)	—	0	(21)
Total amount reclassified from AOCI, net of tax	(7)	48	—	0	41
Net current period other comprehensive income (loss)	189	28	(7)	0	210
Balance, December 31, 2014	$367	$4	$(10)	$9	$370

Changes in Accumulated Other Comprehensive Income by Component
Year Ended December 31, 2013

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2012	$517	$(5)	$(6)	$9	$515
Other comprehensive income (loss) before reclassifications	(309)	(35)	3	—	(341)
Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(43)	24	—	—	(19)
Interest expense	—	—	—	(1)	(1)
Total before tax	(43)	24	—	(1)	(20)
Tax (provision) benefit	13	(8)	—	1	6
Total amount reclassified from AOCI, net of tax	(30)	16	—	0	(14)
Net current period other comprehensive income (loss)	(339)	(19)	3	0	(355)
Balance, December 31, 2013	$178	$(24)	$(3)	$9	$160

Changes in Accumulated Other Comprehensive Income by Component
Year Ended December 31, 2012

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2011	$365	$2	$(8)	$9	$368
Other comprehensive income (loss)	152	(7)	2	0	147
Balance, December 31, 2012	$517	$(5)	$(6)	$9	$515

22.	Subsidiary Information

The following tables present the condensed consolidating financial information for AGUS and AGMH, wholly-owned subsidiaries of AGL, which have issued publicly traded debt securities (see Note 17, Long-Term Debt and Credit Facilities, for the full description of AGUS and AGMH debt and the related AGL guarantees for such debt) as of December 31, 2014 and December 31, 2013 and for the years ended December 31, 2014, 2013 and 2012. The information for AGUS and AGMH presents its subsidiaries on the equity method of accounting.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2014
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$126	$204	$47	$11,382	$(300)	$11,459
Investment in subsidiaries	5,612	5,072	3,965	339	(14,988)	—
Premiums receivable, net of commissions payable	—	—	—	864	(135)	729
Ceded unearned premium reserve	—	—	—	1,469	(1,088)	381
Deferred acquisition costs	—	—	—	186	(65)	121
Reinsurance recoverable on unpaid losses	—	—	—	338	(260)	78
Credit derivative assets	—	—	—	277	(209)	68
Deferred tax asset, net	—	54	—	295	(89)	260
Intercompany receivable	—	—	—	90	(90)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	1,402	—	1,402
Other	27	77	27	538	(242)	427
TOTAL ASSETS	$5,765	$5,407	$4,039	$17,180	$(17,466)	$14,925
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$5,328	$(1,067)	$4,261
Loss and LAE reserve	—	—	—	1,066	(267)	799
Long-term debt	—	847	437	19	—	1,303
Intercompany payable	—	90	—	300	(390)	—
Credit derivative liabilities	—	—	—	1,172	(209)	963
Deferred tax liabilities, net	—	—	94	—	(94)	—
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	1,419	—	1,419
Other	7	9	16	764	(374)	422
TOTAL LIABILITIES	7	946	547	10,068	(2,401)	9,167
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO ASSURED GUARANTY LTD.	5,758	4,461	3,492	6,773	(14,726)	5,758
Noncontrolling interest	—	—	—	339	(339)	—
TOTAL SHAREHOLDERS’ EQUITY	5,758	4,461	3,492	7,112	(15,065)	5,758
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,765	$5,407	$4,039	$17,180	$(17,466)	$14,925

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2013
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$33	$186	$42	$11,008	$(300)	$10,969
Investment in subsidiaries	5,066	4,191	3,574	289	(13,120)	—
Premiums receivable, net of commissions payable	—	—	—	1,025	(149)	876
Ceded unearned premium reserve	—	—	—	1,598	(1,146)	452
Deferred acquisition costs	—	—	—	198	(74)	124
Reinsurance recoverable on unpaid losses	—	—	—	170	(134)	36
Credit derivative assets	—	—	—	482	(388)	94
Deferred tax asset, net	—	97	—	681	(90)	688
Intercompany receivable	—	—	—	90	(90)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	2,565	—	2,565
Other	23	17	31	638	(226)	483
TOTAL ASSETS	$5,122	$4,491	$3,647	$18,744	$(15,717)	$16,287
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$5,720	$(1,125)	$4,595
Loss and LAE reserve	—	—	—	733	(141)	592
Long-term debt	—	348	430	38	—	816
Intercompany payable	—	90	—	300	(390)	—
Credit derivative liabilities	—	—	—	2,175	(388)	1,787
Deferred tax liabilities, net	—	—	95	—	(95)	—
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	2,871	—	2,871
Other	7	7	16	853	(372)	511
TOTAL LIABILITIES	7	445	541	12,690	(2,511)	11,172
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO ASSURED GUARANTY LTD.	5,115	4,046	3,106	5,765	(12,917)	5,115
Noncontrolling interest	—	—	—	289	(289)	—
TOTAL SHAREHOLDERS’ EQUITY	5,115	4,046	3,106	6,054	(13,206)	5,115
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,122	$4,491	$3,647	$18,744	$(15,717)	$16,287

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2014
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$566	$4	$570
Net investment income	0	0	1	412	(10)	403
Net realized investment gains (losses)	0	0	0	(58)	(2)	(60)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	23	—	23
Net unrealized gains (losses)	—	—	—	800	—	800
Net change in fair value of credit derivatives	—	—	—	823	—	823
Other	0	0	—	259	(1)	258
TOTAL REVENUES	0	0	1	2,002	(9)	1,994
EXPENSES
Loss and LAE	—	—	—	122	4	126
Amortization of deferred acquisition costs	—	—	—	33	(8)	25
Interest expense	—	40	54	16	(18)	92
Other operating expenses	31	1	1	195	(8)	220
TOTAL EXPENSES	31	41	55	366	(30)	463
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(31)	(41)	(54)	1,636	21	1,531
Total (provision) benefit for income taxes	—	14	19	(469)	(7)	(443)
Equity in net earnings of subsidiaries	$1,119	$983	$513	$32	$(2,647)	—
NET INCOME (LOSS)	1,088	956	478	1,199	(2,633)	1,088
Less: noncontrolling interest	—	—	—	32	(32)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$1,088	$956	$478	$1,167	$(2,601)	$1,088

COMPREHENSIVE INCOME (LOSS)	$1,298	$1,114	$577	$1,570	$(3,261)	$1,298

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2013
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$740	$12	$752
Net investment income	0	0	1	408	(16)	393
Net realized investment gains (losses)	0	0	0	87	(35)	52
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	(42)	—	(42)
Net unrealized gains (losses)	—	—	—	107	—	107
Net change in fair value of credit derivatives	—	—	—	65	—	65
Other	—	—	—	348	(2)	346
TOTAL REVENUES	0	0	1	1,648	(41)	1,608
EXPENSES
Loss and LAE	—	—	—	144	10	154
Amortization of deferred acquisition costs	—	—	—	12	0	12
Interest expense	—	28	54	20	(20)	82
Other operating expenses	22	1	1	199	(5)	218
TOTAL EXPENSES	22	29	55	375	(15)	466
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(22)	(29)	(54)	1,273	(26)	1,142
Total (provision) benefit for income taxes	—	9	17	(387)	27	(334)
Equity in net earnings of subsidiaries	830	768	701	19	(2,318)	—
NET INCOME (LOSS)	808	748	664	905	(2,317)	808
Less: noncontrolling interest	—	—	—	19	(19)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$808	$748	$664	$886	$(2,298)	$808

COMPREHENSIVE INCOME (LOSS)	$453	$522	$515	$309	$(1,346)	$453

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2012
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$833	$20	$853
Net investment income	0	—	1	422	(19)	404
Net realized investment gains (losses)	—	—	—	1	—	1
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	(108)	—	(108)
Net unrealized gains (losses)	—	—	—	(477)	—	(477)
Net change in fair value of credit derivatives	—	—	—	(585)	—	(585)
Other	—	—	—	284	(3)	281
TOTAL REVENUES	0	—	1	955	(2)	954
EXPENSES
Loss and LAE	—	—	—	509	(5)	504
Amortization of deferred acquisition costs	—	—	—	28	(14)	14
Interest expense	—	35	54	22	(19)	92
Other operating expenses	21	2	1	194	(6)	212
TOTAL EXPENSES	21	37	55	753	(44)	822
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(21)	(37)	(54)	202	42	132
Total (provision) benefit for income taxes	—	13	19	(38)	(16)	(22)
Equity in net earnings of subsidiaries	131	177	424	153	(885)	—
NET INCOME (LOSS)	$110	$153	$389	$317	$(859)	$110

COMPREHENSIVE INCOME (LOSS)	$257	$266	$465	$577	$(1,308)	$257

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2014
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$758	$223	$144	$663	$(1,211)	$577
Cash flows from investing activities
Fixed-maturity securities:
Purchases	—	(540)	(8)	(2,253)	—	(2,801)
Sales	—	464	10	777	—	1,251
Maturities	—	6	1	870	—	877
Sales (purchases) of short-term investments, net	(93)	(15)	(3)	269	—	158
Net proceeds from financial guaranty variable entities’ assets				408	—	408
Intercompany debt	—	—	—	—	—	—
Investment in subsidiary	—	—	50	—	(50)	—
Other	—	—	—	11	—	11
Net cash flows provided by (used in) investing activities	(93)	(85)	50	82	(50)	(96)
Cash flows from financing activities
Return of capital	—	—	—	(50)	50	—
Capital contribution from parent	—	—	—	—	—	—
Dividends paid	(76)	(700)	(190)	(321)	1,211	(76)
Repurchases of common stock	(590)	—	—	—	—	(590)
Share activity under option and incentive plans	1	—	—	—	—	1
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(396)	—	(396)
Net proceeds from issuance of long-term debt	—	495	—	—	—	495
Payment of long-term debt	—	—	—	(19)	—	(19)
Intercompany debt	—	—	—	—	—	—
Net cash flows provided by (used in) financing activities	(665)	(205)	(190)	(786)	1,261	(585)
Effect of exchange rate changes	—	—	—	(5)	—	(5)
Increase (decrease) in cash	—	(67)	4	(46)	—	(109)
Cash at beginning of period	0	67	0	117	—	184
Cash at end of period	$0	$0	$4	$71	$—	$75

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2013
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$128	$178	$133	$347	$(542)	$244
Cash flows from investing activities
Fixed-maturity securities:
Purchases	—	(93)	(26)	(1,832)	65	(1,886)
Sales	176	1	25	892	(65)	1,029
Maturities	29	3	2	849	—	883
Sales (purchases) of short-term investments, net	7	(28)	(15)	(51)	—	(87)
Net proceeds from financial guaranty variable entities’ assets	—	—	—	663	—	663
Intercompany debt	—	—	—	7	(7)	—
Investment in subsidiary	—	0	49	—	(49)	—
Other	—	—	—	79	—	79
Net cash flows provided by (used in) investing activities	212	(117)	35	607	(56)	681
Cash flows from financing activities						—
Return of capital	—	—	—	(50)	50	—
Capital contribution from parent	—	—	—	1	(1)	—
Dividends paid	(75)	—	(168)	(374)	542	(75)
Repurchases of common stock	(264)	—	—	—	—	(264)
Share activity under option and incentive plans	(1)	—	—	—	—	(1)
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(511)	—	(511)
Payment of long-term debt	—	—	—	(27)	—	(27)
Intercompany debt	—	(7)	—	—	7	—
Net cash flows provided by (used in) financing activities	(340)	(7)	(168)	(961)	598	(878)
Effect of exchange rate changes	—	—	—	(1)	—	(1)
Increase (decrease) in cash	0	54	—	(8)	—	46
Cash at beginning of period	—	13	0	125	—	138
Cash at end of period	$0	$67	$0	$117	$—	$184

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2012
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$138	$6	$20	$5	$(334)	$(165)
Cash flows from investing activities
Fixed-maturity securities:
Purchases	(211)	(1)	(13)	(1,424)	—	(1,649)
Sales	—	—	13	899	—	912
Maturities	3	—	6	1,096	—	1,105
Sales (purchases) of short-term investments, net	(7)	27	26	(17)	—	29
Net proceeds from financial guaranty variable entities’ assets	—	—	—	545	—	545
Acquisition of MAC	—	(91)	—	—	—	(91)
Intercompany debt	—	—	—	(173)	173	—
Investment in subsidiary	—	—	46	—	(46)	—
Other	—	—	—	92	—	92
Net cash flows provided by (used in) investing activities	(215)	(65)	78	1,018	127	943
Cash flows from financing activities
Issuance of common stock	173	—	—	—	—	173
Return of capital	—	—	—	(50)	50	—
Capital contribution from parent	—	—	—	4	(4)	—
Dividends paid	(69)	—	(98)	(236)	334	(69)
Repurchases of common stock	(24)	—	—	—	—	(24)
Share activity under option and incentive plans	(3)	—	—	—	—	(3)
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(724)	—	(724)
Payment of long-term debt	—	(173)	—	(36)	—	(209)
Intercompany debt	—	173	—	—	(173)	—
Net cash flows provided by (used in) financing activities	77	—	(98)	(1,042)	207	(856)
Effect of exchange rate changes	—	—	—	1	—	1
Increase (decrease) in cash	—	(59)	—	(18)	—	(77)
Cash at beginning of period	—	72	0	143	—	215
Cash at end of period	$—	$13	$0	$125	$—	$138

23. Quarterly Financial Information (Unaudited)

A summary of selected quarterly information follows:

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(dollars in millions, except per share data)
Revenues
Net earned premiums	$132	$136	$144	$158	$570
Net investment income	103	96	102	102	403
Net realized investment gains (losses)	2	(8)	(19)	(35)	(60)
Net change in fair value of credit derivatives	(211)	103	255	676	823
Fair value gains (losses) on CCS	(9)	(6)	4	0	(11)
Fair value gains (losses) on FG VIEs	157	25	50	23	255
Other income (loss)	21	7	(11)	(3)	14
Expenses
Loss and LAE	41	57	(44)	72	126
Amortization of DAC	5	3	4	13	25
Interest expense	20	20	27	25	92
Other operating expenses	60	55	50	55	220
Income (loss) before provision for income taxes	69	218	488	756	1,531
Provision (benefit) for income taxes	27	59	133	224	443
Net income (loss)	42	159	355	532	1,088
Earnings (loss) per share(1):
Basic	$0.23	$0.89	$2.10	$3.30	$6.30
Diluted	$0.23	$0.89	$2.09	$3.28	$6.26
Dividends per share	$0.11	$0.11	$0.11	$0.11	$0.44

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(dollars in millions, except per share data)
Revenues
Net earned premiums	$248	$163	$159	$182	$752
Net investment income	94	93	99	107	393
Net realized investment gains (losses)	28	2	(7)	29	52
Net change in fair value of credit derivatives	(592)	74	354	229	65
Fair value gains (losses) on CCS	(10)	(3)	9	14	10
Fair value gains (losses) on FG VIEs	70	143	40	93	346
Other income (loss)	(14)	(7)	16	(5)	(10)
Expenses
Loss and LAE	(48)	62	55	85	154
Amortization of DAC	3	1	4	4	12
Interest expense	21	21	21	19	82
Other operating expenses	60	52	54	52	218
Income (loss) before provision for income taxes	(212)	329	536	489	1,142
Provision (benefit) for income taxes	(68)	110	152	140	334
Net income (loss)	(144)	219	384	349	808
Earnings (loss) per share(1):
Basic	$(0.74)	$1.17	$2.10	$1.91	$4.32
Diluted	$(0.74)	$1.16	$2.09	$1.90	$4.30
Dividends per share	$0.10	$0.10	$0.10	$0.10	$0.40
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
There has been no change in the Company's internal controls over financial reporting during the Company's quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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
Management of the Company has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2014 based on criteria in the 2013 Internal Control- Integrated Framework issued by the COSO.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their "Report of Independent Registered Public Accounting Firm" included in Item 8. Financial Statements and Supplementary Data.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information pertaining to this item is incorporated by reference to the sections entitled “Proposal No. 1: Election of Directors”, “Corporate Governance—Did our insiders comply with Section 16(a) beneficial ownership reporting in 2014”, “Corporate Governance—How are directors nominated?” and “Corporate Governance—The committees of the Board—The Audit Committee” of the definitive proxy statement for the Annual General Meeting of Shareholders, which involves the election of directors and will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

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
This item is incorporated by reference to the sections entitled “Executive Compensation”, “Corporate Governance—Compensation Committee interlocking and insider participation” and “Corporate Governance—How are the directors compensated?” of the definitive proxy statement for the Annual General Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

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
This item is incorporated by reference to the section entitled “Proposal No. 3: Ratification of Appointment of Independent Auditors—Independent Auditor Fee Information” and “Proposal No. 3: Ratification of Appointment of Independent Auditors—Pre-Approval Policy of Audit and Non-Audit Services” of the definitive proxy statement for the Annual General Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

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
4.9
Form of Assured Guaranty Municipal Holdings Inc., formerly known as Financial Security Assurance Holdings Ltd. 6 7/8% Quarterly Interest Bond Securities due 2101 (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended March 31, 2010)

4.10
Form of Assured Guaranty Municipal Holdings Inc., formerly known as Financial Security Assurance Holdings Ltd. 6.25% Notes due November 1, 2102 (Incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended March 31, 2010)

4.11
Form of Assured Guaranty Municipal Holdings Inc., formerly known as Financial Security Assurance Holdings Ltd. 5.60% Notes due July 15, 2103 (Incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarter ended March 31, 2010)

4.12
Supplemental indenture, dated as of August 26, 2009, between Assured Guaranty Ltd., Financial Security Assurance Holdings Ltd. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 99.1 to Form 8-K filed on September 1, 2009)

4.13
Indenture, dated as of November 22, 2006, between Financial Security Assurance Holdings Ltd. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on November 28, 2006)

4.14
Form of Financial Security Assurance Holdings Ltd. Junior Subordinated Debenture, Series 2006-1 (Incorporated by reference to Exhibit 10.3 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on November 25, 2002)

4.15
Supplemental indenture, dated as of August 26, 2009, between Assured Guaranty Ltd., Financial Security Assurance Holdings Ltd. and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 99.2 to Form 8-K filed on September 1, 2009)

4.16
First Supplemental Indenture, to be dated as of June 24, 2009, between Assured Guaranty US Holdings Inc., Assured Guaranty Ltd. and The Bank of New York Mellon, as trustee (including the form of 8.50% Senior Note due 2014 of Assured Guaranty US Holdings Inc.) (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 23, 2009)

4.17
Officers’ Certificate, dated June 20, 2014, related to 5.000% Senior Notes due 2024, containing form of 5.000% Senior Notes due 2024 as Exhibit A thereto (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 20, 2014)

10.1
Guaranty by Assured Guaranty Re Ltd. in favor of Assured Guaranty Re Overseas Ltd., amended and restated as of May 1, 2014 (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2014)

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

10.5	Purchase Agreement among Dexia Holdings Inc., Dexia Credit Local S.A. and the Company dated as of November 14, 2008 (Incorporated by reference to Exhibit 99.1 to Form 8-K filed on November 17, 2008)
10.6
Amended and Restated Revolving Credit Agreement dated as of June 30, 2009 among FSA Asset Management LLC, Dexia Crédit Local S.A. and Dexia Bank Belgium S.A. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 8, 2009)

10.7
First Amendment to Amended and Restated Revolving Credit Agreement dated as of September 20, 2010 among FSA Asset Management LLC, Dexia Crédit Local S.A. and Dexia Bank Belgium S.A. (Incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2013)

10.8
Second Amendment to Amended and Restated Revolving Credit Agreement dated as of May 16, 2012 among FSA Asset Management LLC, Dexia Crédit Local S.A. and Dexia Bank Belgium S.A. (Incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended December 31, 2013)

10.9
Assignment Pursuant to the Amended and Restated Revolving Credit Agreement, as amended, dated as of December 12, 2013 between Belfius Bank SA/NV and Dexia Crédit Local S.A. (Incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended December 31, 2013)

10.10
Master Repurchase Agreement (September 1996 Version) dated as of June 30, 2009 between Dexia Crédit Local S.A. and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.2.1 to Form 8-K filed on July 8, 2009)

Exhibit Number	Description of Document
10.11
Annex I-Committed Term Repurchase Agreement Annex dated as of June 30, 2009 between Dexia Crédit Local S.A. and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.2.2 to Form 8-K filed on July 8, 2009)

10.12
ISDA Master Agreement (Multicurrency-Cross Border) dated as of June 30, 2009 among Dexia SA, Dexia Crédit Local S.A. and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.3.1 to Form 8-K filed on July 8, 2009)

10.13
Schedule to the 1992 Master Agreement, Guaranteed Put Contract, dated as of June 30, 2009 among Dexia Crédit Local S.A., Dexia SA and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.3.2 to Form 8-K filed on July 8, 2009)

10.14
Put Option Confirmation, Guaranteed Put Contract, dated June 30, 2009 to FSA Asset Management LLC from Dexia SA and Dexia Crédit Local S.A. (Incorporated by reference to Exhibit 10.3.3 to Form 8-K filed on July 8, 2009)

10.15
ISDA Credit Support Annex (New York Law) to the Schedule to the ISDA Master Agreement, Guaranteed Put Contract, dated as of June 30, 2009 between Dexia Crédit Local S.A. and Dexia SA and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.3.4 to Form 8-K filed on July 8, 2009)

10.16
ISDA Master Agreement (Multicurrency-Cross Border) dated as of June 30, 2009 among Dexia SA, Dexia Crédit Local S.A. and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.4.1 to Form 8-K filed on July 8, 2009)

10.17
Schedule to the 1992 Master Agreement, Non-Guaranteed Put Contract, dated as of June 30, 2009 among Dexia Crédit Local S.A., Dexia SA and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.4.2 to Form 8-K filed on July 8, 2009)

10.18
Put Option Confirmation, Non-Guaranteed Put Contract, dated June 30, 2009 to FSA Asset Management LLC from Dexia SA and Dexia Crédit Local S.A. (Incorporated by reference to Exhibit 10.4.3 to Form 8-K filed on July 8, 2009)

10.19
ISDA Credit Support Annex (New York Law) to the Schedule to the ISDA Master Agreement, Non-Guaranteed Put Contract, dated as of June 30, 2009 between Dexia Crédit Local S.A. and Dexia SA and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.4.4 to Form 8-K filed on July 8, 2009)

10.20
First Demand Guarantee Relating to the “Financial Products” Portfolio of FSA Asset Management LLC issued by the Belgian State and the French State and executed as of June 30, 2009 (Incorporated by reference to Exhibit 10.5 to Form 8-K filed on July 8, 2009)

10.21
Guaranty, dated as of June 30, 2009, made jointly and severally by Dexia SA and Dexia Crédit Local S.A., in favor of Financial Security Assurance Inc. (Incorporated by reference to Exhibit 10.6 to Form 8-K filed on July 8, 2009)

10.22
Indemnification Agreement (GIC Business) dated as of June 30, 2009 by and among Financial Security Assurance Inc., Dexia Crédit Local S.A. and Dexia SA (Incorporated by reference to Exhibit 10.7 to Form 8-K filed on July 8, 2009)

10.23
Pledge and Administration Agreement, dated as of June 30, 2009, among Dexia SA, Dexia Crédit Local S.A., Dexia Bank Belgium SA, Dexia FP Holdings Inc., Financial Security Assurance Inc., FSA Asset Management LLC, FSA Portfolio Asset Limited, FSA Capital Markets Services LLC, FSA Capital Markets Services (Caymans) Ltd., FSA Capital Management Services LLC and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 10.8 to Form 8-K filed on July 8, 2009)

10.24
Separation Agreement, dated as of July 1, 2009, among Dexia Crédit Local S.A., Financial Security Assurance Inc., Financial Security Assurance International, Ltd., FSA Global Funding Limited and Premier International Funding Co. (Incorporated by reference to Exhibit 10.9 to Form 8-K filed on July 8, 2009)

10.25
Funding Guaranty, dated as of July 1, 2009, made by Dexia Crédit Local S.A. in favor of Financial Security Assurance Inc. and Financial Security Assurance International, Ltd. (Incorporated by reference to Exhibit 10.10 to Form 8-K filed on July 8, 2009)

10.26
Reimbursement Guaranty, dated as of July 1, 2009, made by Dexia Crédit Local S.A. in favor of Financial Security Assurance Inc. and Financial Security Assurance International, Ltd. (Incorporated by reference to Exhibit 10.11 to Form 8-K filed on July 8, 2009)

10.27
Amended and Restated Strip Coverage Liquidity and Security Agreement, dated as of July 1, 2009, between Assured Guaranty Municipal Corp. and Dexia Crédit Local S.A. (Incorporated by reference to Exhibit 10.31 to Form 10-K for the year ended December 31, 2013)

Exhibit Number	Description of Document
10.28
First Amendment to Amended and Restated Strip Coverage Liquidity and Security Agreement, dated as of June 30, 2014, between Assured Guaranty Municipal Corp. and Dexia Crédit Local S.A. (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended June 30, 2014)

10.29
Indemnification Agreement (FSA Global Business), dated as of July 1, 2009, by and between Financial Security Assurance Inc., Assured Guaranty Ltd. and Dexia Crédit Local S.A. (Incorporated by reference to Exhibit 10.13 to Form 8-K filed on July 8, 2009)

10.30
Pledge and Administration Annex Amendment Agreement dated as of July 1, 2009 among Dexia SA, Dexia Crédit Local S.A., Dexia Bank Belgium SA, Dexia FP Holdings Inc., Financial Security Assurance Inc., FSA Asset Management LLC, FSA Portfolio Asset Limited, FSA Capital Markets Services LLC, FSA Capital Markets Services (Caymans) Ltd., FSA Capital Management Services LLC and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 10.14 to Form 8-K filed on July 8, 2009)

10.31
Put Confirmation Annex Amendment Agreement dated as of July 1, 2009 among Dexia SA and Dexia Crédit Local S.A. and FSA Asset Management LLC and Financial Security Assurance Inc. (Incorporated by reference to Exhibit 10.15 to Form 8-K filed on July 8, 2009)

10.32
Master Repurchase Agreement between FSA Capital Management Services LLC and FSA Capital Markets Services LLC (Incorporated by reference to Exhibit 10.20 to Form 10-Q for the quarter ended June 30, 2009)

10.33	Confirmation to Master Repurchase Agreement (Incorporated by reference to Exhibit 10.21 to Form 10-Q for the quarter ended June 30, 2009)
10.34	Master Repurchase Agreement Annex I (Incorporated by reference to Exhibit 10.22 to Form 10-Q for the quarter ended June 30, 2009)
10.35
Pledge and Intercreditor Agreement, among Dexia Crédit Local, Dexia Bank Belgium S.A., Financial Security Assurance Inc. and FSA Asset Management LLC, dated November 13, 2008 (Incorporated by reference to Exhibit 10.3 to Financial Security Assurance Holdings Ltd.'s Form 10-Q for the quarter ended September 30, 2008)

10.36
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

10.37
Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust I (Incorporated by reference to Exhibit 99.5 to Financial Security Assurance Holdings Ltd.'s Form 10-Q for the quarter ended June 30, 2003)

10.38
Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust II (Incorporated by reference to Exhibit 99.6 to Financial Security Assurance Holdings Ltd.'s Form 10-Q for the quarter ended June 30, 2003)

10.39
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

10.42
Replacement Capital Covenant, dated as of November 22, 2006, by Financial Security Assurance Holdings Ltd. (Incorporated by reference to Exhibit 10.5 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on November 28, 2006)

10.43	Agreement and Amendment between Dexia Holdings Inc., Dexia Credit Local S.A. and the Company dated as of June 9, 2009 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 12, 2009)
10.44	Stock Purchase Agreement, dated as of December 22, 2014, between Assured Guaranty Corp. and Radian Guaranty Inc.
10.45	Summary of Annual Compensation*

Exhibit Number	Description of Document
10.46	Director Compensation Summary (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2014)*
10.47
Assured Guaranty Ltd. 2004 Long-Term Incentive Plan, as amended and restated as of May 7, 2009 and as amended through the Third Amendment (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2014)*

10.48
Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used with employment agreement (Incorporated by reference to Exhibit 10.34 to Form 10-K for the year ended December 31, 2005)*

10.49	Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.35 to Form 10-K for the year ended December 31, 2005)*
10.50
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

10.53
Non-Qualified Stock Option Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.19 to Form 10-Q for the quarter ended June 30, 2009)*

10.54
2010 Form of Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used with employment agreement (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2010)*

10.55
2010 Form of Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan for use without employment agreement (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2010)*

10.56
2012 Form of Executive Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2012)*

10.57
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

10.59
Restricted Stock Unit Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2007)*

10.60
Restricted Stock Unit Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2008)*

10.61	Form of amendment to Restricted Stock Unit Awards for Outside Directors (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2008)*
10.62	Restricted Stock Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2008)*
10.63
2014 Restricted Stock Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended June 30, 2014)*

10.64
Form of Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used with employment agreement (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2011)*

10.65
Form of Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used without employment agreement (Incorporated by reference to Exhibit 10.7 to the Form 10-Q for the quarter ended March 31, 2011)*

10.66
2012 Form of Executive Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended March 31, 2012)*

10.67
2013 Form of Executive Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2013)*

Exhibit Number	Description of Document
10.68
2014 Form of Executive Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2014)*

10.69
2012 Form of Executive Performance-Based Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended March 31, 2012)*

10.70
2013 Form of Executive Performance-Based Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2013)*

10.71
2014 Form of Executive Performance-Based Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2014)*

10.72	First Amendment to the Restricted Stock Unit Agreement for Outside Directors (Incorporated by reference to Exhibit 10.106 to Form 10-K for the year ended December 31, 2012)*
10.73	Assured Guaranty Ltd. Employee Stock Purchase Plan, as amended through the second amendment (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2013)*
10.74
Assured Guaranty Ltd. Performance Retention Plan (As Amended and Restated as of February 14, 2008 for Awards Granted during 2007) (Incorporated by reference to Exhibit 10.50 to Form 10-K for the year ended December 31, 2007)*

10.75	Assured Guaranty Ltd. Performance Retention Plan (As Amended and Restated as of February 14, 2008) (Incorporated by reference to Exhibit 10.58 to Form 10-K for the year ended December 31, 2007)*
10.76
Terms of Performance Retention Award, Four Year Installment Vesting Granted on February 9, 2011 for participants subject to $1 million limit (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2011)*

10.77
Terms of Performance Retention Award Four Year Installment Vesting Granted on February 9, 2012 for participants Subject to $1 million Limit (Incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2012)*

10.78
Terms of Performance Retention Award Four Year Installment Vesting Granted on February 7, 2013 for Participants Subject to $1 million Limit (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2013)*

10.79
Terms of Performance Retention Award Four Year Installment Vesting Granted on February 5, 2014 for Participants Subject to $1 million Limit (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2014)*

10.80	Assured Guaranty Ltd. Executive Severance Plan (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2012)*
10.81	Form of Acknowledgement Letter for Participants in Assured Guaranty Ltd. Executive Severance Plan (Incorporated by reference to Exhibit 10.11 to Form 10-Q for the quarter ended March 31, 2012)*
10.82	Assured Guaranty Ltd. Perquisite Policy (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2012)*
10.83	Form of Indemnification Agreement between the Company and its executive officers and directors (Incorporated by reference to Exhibit 10.42 to Form 10-K for the year ended December 31, 2005)*
10.84	Assured Guaranty Ltd. Executive Officer Recoupment Policy (Incorporated by reference to Exhibit 10.69 to Form 10-K for the year ended December 31, 2008)*
10.85	Form of Acknowledgement of Assured Guaranty Ltd. Executive Officer Recoupment Policy (Incorporated by reference to Exhibit 10.70 to Form 10-K for the year ended December 31, 2008)*
10.86
Assured Guaranty Ltd. Supplemental Employee Retirement Plan, as amended and restated effective January 1, 2009 and as amended by the First, Second, Third, Fourth and Fifth Amendments (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2012)*

10.87	Assured Guaranty Corp. Supplemental Executive Retirement Plan as amended through the Third Amendment thereto (Incorporated by reference to Exhibit 4.5 to Form S-8 (#333-178625))*
10.88
Financial Security Assurance Holdings Ltd. 1989 Supplemental Executive Retirement Plan (amended and restated as of December 17, 2004) (Incorporated by reference to Exhibit 10.4 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on December 17, 2004)*

Exhibit Number	Description of Document
10.89	Amendment to the Financial Security Assurance Holdings Ltd. 1989 Supplemental Employee Retirement Plan (Incorporated by reference to Exhibit 10.29 to Form 10-Q for the quarter ended June 30, 2009)*
10.90
Financial Security Assurance Holdings Ltd. 2004 Supplemental Executive Retirement Plan, as amended on February 14, 2008 (Incorporated by reference to Exhibit 10.3 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on February 15, 2008)*

10.91	Separation Agreement, dated February 4, 2015, between Robert B. Mills and the Registrant*
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of the Registrant
23.1	Accountants Consent
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑ Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑ Oxley Act of 2002
101.1
The following financial information from Registrant's Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL (eXtensible Business Reporting Language) interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2014 and 2013; (ii) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2014, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Assured Guaranty Ltd.

By:	/s/ Dominic J. Frederico Name: Dominic J. Frederico Title: President and Chief Executive Officer
Date: February 26, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Robin Monro‑Davies Robin Monro‑Davies	Chairman of the Board; Director	February 26, 2015

/s/ Dominic J. Frederico Dominic J. Frederico	President and Chief Executive Officer; Director	February 26, 2015

/s/ Robert A. Bailenson Robert A. Bailenson	Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)	February 26, 2015

/s/ Francisco L. Borges Francisco L. Borges	Director	February 26, 2015

/s/ G. Lawrence Buhl G. Lawrence Buhl	Director	February 26, 2015

/s/ Stephen A. Cozen Stephen A. Cozen	Director	February 26, 2015

/s/ Bonnie L. Howard Bonnie L. Howard	Director	February 26, 2015

/s/ Patrick W. Kenny Patrick W. Kenny	Director	February 26, 2015

/s/ Simon W. Leathes Simon W. Leathes	Director	February 26, 2015

/s/ Michael T. O'Kane Michael T. O'Kane	Director	February 26, 2015

/s/ Yukiko Omura Yukiko Omura	Director	February 26, 2015