Form 10-Q
period 2015-03-31
ASSURED GUARANTY LTD
filed 2015-05-08
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
The number of registrant’s Common Shares ($0.01 par value) outstanding as of May 7, 2015 was 150,902,096 (includes 47,517 unvested restricted shares).

ASSURED GUARANTY LTD.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Assured Guaranty Ltd.

Consolidated Balance Sheets (unaudited)

(dollars in millions except per share and share amounts)

	As of March 31, 2015	As of December 31, 2014
Assets
Investment portfolio:
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $9,310 and $9,972)	$9,833	$10,491
Short-term investments, at fair value	349	767
Other invested assets	132	126
Total investment portfolio	10,314	11,384
Cash	885	75
Premiums receivable, net of commissions payable	700	729
Ceded unearned premium reserve	365	381
Deferred acquisition costs	120	121
Reinsurance recoverable on unpaid losses	77	78
Salvage and subrogation recoverable	128	151
Credit derivative assets	77	68
Deferred tax asset, net	218	260
Financial guaranty variable interest entities’ assets, at fair value	1,499	1,402
Other assets	294	276
Total assets	$14,677	$14,925
Liabilities and shareholders’ equity
Unearned premium reserve	$4,127	$4,261
Loss and loss adjustment expense reserve	787	799
Reinsurance balances payable, net	74	107
Long-term debt	1,304	1,303
Credit derivative liabilities	859	963
Current income tax payable	—	5
Financial guaranty variable interest entities’ liabilities with recourse, at fair value	1,278	1,277
Financial guaranty variable interest entities’ liabilities without recourse, at fair value	145	142
Other liabilities	317	310
Total liabilities	8,891	9,167
Commitments and contingencies (See Note 14)
Common stock ($0.01 par value, 500,000,000 shares authorized; 152,835,331 and 158,306,661 shares issued and outstanding)	2	2
Additional paid-in capital	1,733	1,887
Retained earnings	3,676	3,494
Accumulated other comprehensive income, net of tax of $149 and $159	370	370
Deferred equity compensation (320,193 and 320,193 shares)	5	5
Total shareholders’ equity	5,786	5,758
Total liabilities and shareholders’ equity	$14,677	$14,925

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Operations (unaudited)

(dollars in millions except per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues
Net earned premiums	$142	$132
Net investment income	101	103
Net realized investment gains (losses):
Other-than-temporary impairment losses	(5)	(3)
Less: portion of other-than-temporary impairment loss recognized in other comprehensive income	2	2
Net impairment loss	(7)	(5)
Other net realized investment gains (losses)	23	7
Net realized investment gains (losses)	16	2
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	21	19
Net unrealized gains (losses)	103	(230)
Net change in fair value of credit derivatives	124	(211)
Fair value gains (losses) on committed capital securities	2	(9)
Fair value gains (losses) on financial guaranty variable interest entities	(7)	157
Other income (loss)	(9)	21
Total revenues	369	195
Expenses
Loss and loss adjustment expenses	18	41
Amortization of deferred acquisition costs	4	5
Interest expense	25	20
Other operating expenses	56	60
Total expenses	103	126
Income (loss) before income taxes	266	69
Provision (benefit) for income taxes
Current	13	21
Deferred	52	6
Total provision (benefit) for income taxes	65	27
Net income (loss)	$201	$42

Earnings per share:
Basic	$1.29	$0.23
Diluted	$1.28	$0.23
Dividends per share	$0.12	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Comprehensive Income (unaudited)

(in millions)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$201	$42
Unrealized holding gains (losses) arising during the period on:
Investments with no other-than-temporary impairment, net of tax provision (benefit) of $1 and $41	18	94
Investments with other-than-temporary impairment, net of tax provision (benefit) of $(2) and $3	(2)	8
Unrealized holding gains (losses) arising during the period, net of tax	16	102
Less: reclassification adjustment for gains (losses) included in net income (loss), net of tax provision (benefit) of $6 and $(1)	10	(2)
Change in net unrealized gains on investments	6	104
Other, net of tax provision	(6)	0
Other comprehensive income (loss)	$0	$104
Comprehensive income (loss)	$201	$146

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statement of Shareholders’ Equity (unaudited)

For the Three Months Ended March 31, 2015

(dollars in millions, except share data)

	Common Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity
Balance at December 31, 2014	158,306,661	$2	$1,887	$3,494	$370	$5	$5,758
Net income	—	—	—	201	—	—	201
Dividends ($0.12 per share)	—	—	—	(19)	—	—	(19)
Common stock repurchases	(5,860,291)	0	(152)	—	—	—	(152)
Share-based compensation and other	388,961	0	(2)	—	—	—	(2)
Other comprehensive income	—	—	—	—	0	—	0
Balance at March 31, 2015	152,835,331	$2	$1,733	$3,676	$370	$5	$5,786

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Cash Flows (unaudited)

(in millions)

	Three Months Ended March 31,
	2015	2014
Net cash flows provided by (used in) operating activities	$23	$101
Investing activities
Fixed-maturity securities:
Purchases	(448)	(517)
Sales	841	155
Maturities	155	148
Net sales (purchases) of short-term investments	420	184
Net proceeds from paydowns on financial guaranty variable interest entities’ assets	30	286
Other	3	19
Net cash flows provided by (used in) investing activities	1,001	275
Financing activities
Dividends paid	(19)	(20)
Repurchases of common stock	(152)	(35)
Share activity under option and incentive plans	(5)	0
Net paydowns of financial guaranty variable interest entities’ liabilities	(39)	(281)
Repayment of long-term debt	(1)	(6)
Other	4	—
Net cash flows provided by (used in) financing activities	(212)	(342)
Effect of foreign exchange rate changes	(2)	1
Increase (decrease) in cash	810	35
Cash at beginning of period	75	184
Cash at end of period	$885	$219
Supplemental cash flow information
Cash paid (received) during the period for:
Income taxes	$17	$37
Interest	$7	$8
The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

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

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and, in the opinion of management, reflect all adjustments that are of a normal recurring nature, necessary for a fair statement of the financial condition, results of operations and cash flows of the Company and its consolidated financial guaranty variable interest entities (“FG VIEs”) for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited interim consolidated financial statements are as of March 31, 2015 and cover the three-month period ended March 31, 2015 ("First Quarter 2015") and the three-month period ended March 31, 2014 ("First Quarter 2014"). Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. The year-end balance sheet data was derived from audited financial statements.

The unaudited interim consolidated financial statements include the accounts of AGL, its direct and indirect subsidiaries (collectively, the “Subsidiaries”), and its consolidated FG VIEs. Intercompany accounts and transactions between and among all consolidated entities have been eliminated.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in AGL’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company's principal insurance company subsidiaries are:

•	Assured Guaranty Municipal Corp. ("AGM"), domiciled in New York;

•	Municipal Assurance Corp. ("MAC"), domiciled in New York;

•	Assured Guaranty Corp. ("AGC"), domiciled in Maryland;

•	Assured Guaranty (Europe) Ltd. ("AGE"), organized in the United Kingdom; and

•	Assured Guaranty Re Ltd. (“AG Re”), domiciled in Bermuda.

On April 1, 2015, AGC completed the acquisition of all of the issued and outstanding capital stock of financial guaranty insurer Radian Asset Assurance Inc. (“Radian Asset”) in return for a payment to Radian Guaranty Inc. of $804.5 million made from AGC's available funds. Radian Asset was merged with and into AGC, with AGC as the surviving company of the merger. As of March 31, 2015, Radian Asset had approximately $1.3 billion of qualified statutory capital. The Radian Asset acquisition added $13.6 billion to net par outstanding on April 1, 2015, and is consistent with one of the Company's key business strategies of building a book of business through acquisitions. The Company is in the process of allocating the purchase price to the assets acquired and liabilities assumed and conforming accounting policies but has not yet completed the acquisition date balance sheet and pro forma financial statements. The Company intends to include this information in its Second Quarter 2015 Form 10-Q.

The Company’s organizational structure includes various holding companies, two of which - Assured Guaranty US Holdings Inc. (“AGUS”) and Assured Guaranty Municipal Holdings Inc. (“AGMH”) - have public debt outstanding. See Note 15, Long-Term Debt and Credit Facilities.

Future Application of Accounting Standards

Consolidation

In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve certain areas of consolidation guidance for legal entities such as limited partnerships, limited liability companies, and securitization structures. The ASU will be effective on January 1, 2016. Early adoption is permitted, including adoption in an interim period. The Company does not expect that ASU 2015-02 will have any material effect on its Consolidated Financial Statements.

Interest

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Topic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU will be effective on January 1, 2016 and should be applied retrospectively. The adoption of this ASU will require the Company to reclassify its debt issuance costs from other assets to long-term debt on the Consolidated Balance Sheet. As of March 31, 2015, the debt issuance costs were approximately $6 million.

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

In the last several years, Standard & Poor's Ratings Services ("S&P") and Moody's Investors Service, Inc. ("Moody's") have changed, multiple times, their financial strength ratings of AGL's insurance subsidiaries, or changed the outlook on such ratings. More recently, Kroll Bond Rating Agency ("KBRA") and A.M. Best Company, Inc. have assigned financial strength ratings to some of AGL's insurance subsidiaries. The rating agencies' most recent actions and proposals related to AGL's insurance subsidiaries are:

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

•	Effective April 8, 2015, at the Company's request, Moody’s withdrew the financial strength ratings it had assigned to Assured Guaranty Re Ltd. (AG Re) and Assured Guaranty Re Overseas Ltd. ("AGRO").

•	On May 5, 2015, A.M. Best Company, Inc. assigned a financial strength rating of A+ (Stable) to AGRO.

There can be no assurance that any of the rating agencies will not take negative action on their financial strength ratings of AGL's insurance subsidiaries in the future.

For a discussion of the effects of rating actions on the Company, see the following:

•	Note 6, Financial Guaranty Insurance Losses

•	Note 8, Financial Guaranty Contracts Accounted for as Credit Derivatives

•	Note 13, Reinsurance and Other Monoline Exposures

•	Note 15, Long-Term Debt and Credit Facilities

3.	Outstanding Exposure

The Company’s financial guaranty contracts are written in either insurance or credit derivative form, but collectively are considered financial guaranty contracts. The Company seeks to limit its exposure to losses by underwriting obligations that are investment grade at inception, or in the case of restructurings of troubled credits, the Company may underwrite new issuances that one or more of the rating agencies may rate below-investment-grade ("BIG") as part of its loss mitigation strategy. The Company diversifies its insured portfolio across asset classes and, in the structured finance portfolio, requires rigorous subordination or collateralization requirements. Reinsurance is utilized in order to reduce net exposure to certain insured transactions.

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

Surveillance Categories

The Company segregates its insured portfolio into investment grade and BIG surveillance categories to facilitate the appropriate allocation of resources to monitoring and loss mitigation efforts and to aid in establishing the appropriate cycle for periodic review for each exposure. BIG exposures include all exposures with internal credit ratings below BBB-. The Company’s internal credit ratings are based on internal assessments of the likelihood of default and loss severity in the event of default. Internal credit ratings are expressed on a ratings scale similar to that used by the rating agencies and are generally reflective of an approach similar to that employed by the rating agencies, except that the Company's internal credit ratings focus on future performance, rather than lifetime performance.

The Company monitors its investment grade credits to determine whether any need to be internally downgraded to BIG and refreshes its internal credit ratings on individual credits in quarterly, semi-annual or annual cycles based on the Company’s view of the credit’s quality, loss potential, volatility and sector. Ratings on credits in sectors identified as under the most stress or with the most potential volatility are reviewed every quarter. The Company’s credit ratings on assumed credits are based on the Company’s reviews of low-rated credits or credits in volatile sectors, unless such information is not available, in which case, the ceding company’s credit rating of the transactions are used. The Company models the performance of many of its structured finance transactions as part of its periodic internal credit rating review of them.

Credits identified as BIG are subjected to further review to determine the probability of a loss. See Note 5, Expected Loss to be Paid, for additional information. Surveillance personnel then assign each BIG transaction to the appropriate BIG surveillance category based upon whether a future loss is expected and whether a claim has been paid. For surveillance purposes, the Company calculates present value using a constant discount rate of 4.5% or 5% depending on the insurance subsidiary. (Risk-free rates are used for calculating the expected loss for financial statement measurement purposes.)

More extensive monitoring and intervention is employed for all BIG surveillance categories, with internal credit ratings reviewed quarterly. The Company expects “future losses” on a transaction when the Company believes there is at least a 50% chance that, on a present value basis, it will pay more claims in the future of that transaction than it will have reimbursed. The three BIG categories are:

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

Financial Guaranty
Debt Service Outstanding

	Gross Debt Service Outstanding		Net Debt Service Outstanding
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(in millions)
Public finance	$565,386	$587,245	$533,359	$553,612
Structured finance	54,546	59,477	51,300	56,010
Total financial guaranty	$619,932	$646,722	$584,659	$609,622

In addition to the amounts shown in the table above, the Company’s net mortgage guaranty insurance debt service was approximately $113 million as of March 31, 2015 and $127 million as of December 31, 2014, related to loans originated in Ireland.

Financial Guaranty Portfolio by Internal Rating
As of March 31, 2015

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$3,563	1.1%	$613	2.1%	$18,176	47.3%	$4,397	57.8%	$26,749	6.9%
AA	86,521	27.6	2,650	9.0	8,360	21.7	377	5.0	97,908	25.2
A	171,308	54.7	7,091	23.9	2,228	5.8	365	4.7	180,992	46.4
BBB	44,110	14.1	17,891	60.4	1,843	4.8	1,746	23.0	65,590	16.9
BIG	7,942	2.5	1,374	4.6	7,823	20.4	721	9.5	17,860	4.6
Total net par outstanding (1)	$313,444	100.0%	$29,619	100.0%	$38,430	100.0%	$7,606	100.0%	$389,099	100.0%
_____________________

(1)	Excludes $1.3 billion of loss mitigation securities insured and held by the Company as of March 31, 2015, which are primarily in the BIG category.

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2014

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$4,082	1.3%	$615	2.0%	$20,037	48.7%	$5,409	59.6%	$30,143	7.5%
AA	90,464	28.1	2,785	8.9	8,213	19.9	503	5.5	101,965	25.3
A	176,298	54.7	7,192	22.9	2,940	7.1	445	4.9	186,875	46.3
BBB	43,429	13.5	19,363	61.7	1,795	4.4	1,912	21.1	66,499	16.4
BIG	7,850	2.4	1,404	4.5	8,186	19.9	807	8.9	18,247	4.5
Total net par outstanding (1)	$322,123	100.0%	$31,359	100.0%	$41,171	100.0%	$9,076	100.0%	$403,729	100.0%
_____________________

(1)	Excludes $1.3 billion of loss mitigation securities insured and held by the Company as of December 31, 2014, which are primarily in the BIG category.

In addition to amounts shown in the tables above, the Company had outstanding commitments to provide guaranties of $38 million for structured finance and $410 million for public finance obligations as of March 31, 2015. The structured finance commitments include the unfunded component of pooled corporate and other transactions. The expiration dates for the public finance commitments range between April 9, 2015 and February 25, 2017, with $210 million expiring prior to the date of this filing and an additional $75 million expiring prior to December 31, 2015. The commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Components of BIG Portfolio

Components of BIG Net Par Outstanding
(Insurance and Credit Derivative Form)
As of March 31, 2015

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
U.S. public finance	$6,669	$1,156	$117	$7,942	$313,444
Non-U.S. public finance	863	511	—	1,374	29,619
First lien U.S. residential mortgage-backed securities ("RMBS"):
Prime first lien	49	59	241	349	454
Alt-A first lien	579	436	763	1,778	2,449
Option ARM	9	53	108	170	374
Subprime	179	529	831	1,539	3,935
Second lien U.S. RMBS:
Closed-end second lien	—	19	113	132	212
Home equity lines of credit (“HELOCs”)	1,235	29	240	1,504	1,654
Total U.S. RMBS	2,051	1,125	2,296	5,472	9,078
Triple-X life insurance transactions	—	—	598	598	3,133
Trust preferred securities (“TruPS”)	828	—	327	1,155	4,075
Other structured finance	927	237	155	1,319	29,750
Total	$11,338	$3,029	$3,493	$17,860	$389,099

Components of BIG Net Par Outstanding
(Insurance and Credit Derivative Form)
As of December 31, 2014

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
U.S. public finance	$6,577	$1,156	$117	$7,850	$322,123
Non-U.S. public finance	1,402	2	—	1,404	31,359
First lien U.S. RMBS:
Prime first lien	68	33	252	353	471
Alt-A first lien	585	531	725	1,841	2,532
Option ARM	47	18	118	183	407
Subprime	156	654	765	1,575	4,051
Second lien U.S. RMBS:
Closed-end second lien	—	19	115	134	218
HELOCs	1,012	36	509	1,557	1,738
Total U.S. RMBS	1,868	1,291	2,484	5,643	9,417
Triple-X life insurance transactions	—	—	598	598	3,133
TruPS	997	—	336	1,333	4,326
Other structured finance	1,021	240	158	1,419	33,371
Total	$11,865	$2,689	$3,693	$18,247	$403,729

BIG Net Par Outstanding
and Number of Risks
As of March 31, 2015

	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$9,887	$1,451	$11,338	164	18	182
Category 2	2,345	684	3,029	73	12	85
Category 3	2,705	788	3,493	119	25	144
Total BIG	$14,937	$2,923	$17,860	356	55	411

 BIG Net Par Outstanding
and Number of Risks
As of December 31, 2014

	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$10,195	$1,670	$11,865	164	18	182
Category 2	2,135	554	2,689	75	14	89
Category 3	2,892	801	3,693	119	24	143
Total BIG	$15,222	$3,025	$18,247	358	56	414
_____________________
(1)    Includes net par outstanding for FG VIEs.

(2)	A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making Debt Service payments.

Exposure to Puerto Rico

The Company insures general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $4.9 billion net par as of March 31, 2015. The Company rates $4.7 billion net par of that amount BIG; included in that amount are the obligations of Puerto Rico Highway and Transportation Authority (“PRHTA”) and PREPA.

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

In June 2014, the Puerto Rico legislature passed the Puerto Rico Public Corporation Debt Enforcement and Recovery Act (the "Recovery Act") in order to provide a legislative framework for certain public corporations experiencing severe financial stress to restructure their debt, including PRHTA and PREPA. Subsequently, the Commonwealth stated PREPA might need to seek relief under the Recovery Act due to liquidity constraints.

In August 2014, PREPA entered into forbearance agreements with the GDB, its bank lenders, and bondholders and financial guaranty insurers (including AGM and AGC) that hold or guarantee more than 60% of PREPA's outstanding bonds, in order to address its near-term liquidity issues. Creditors, including AGM and AGC, agreed not to exercise available rights and remedies until March 31, 2015, and the bank lenders agreed to extend the maturity of two revolving lines of credit to the same date. PREPA agreed it would continue to make principal and interest payments on its outstanding bonds, and interest payments on its lines of credit. It also agreed it would develop a five year business plan and a recovery program in respect of its operations; a preliminary business plan was released in December 2014. Subsequently, the parties have extended these forbearance agreements through June 4, 2015. Creditors, including AGM and AGC, are in discussions among themselves and with PREPA regarding potentially extending the forbearance agreements beyond June 4, 2015, but there can be no assurance that such discussions will result in such an extension. PREPA, during the pendency of the Forbearance Agreement, has suspended deposits into the Debt Service Fund and has utilized amounts on deposit in the Debt Service Reserve Fund to pay debt service due on its bonds and other obligations through May 8, 2015.

Investors in bonds issued by PREPA filed suit in the United States District Court for the District of Puerto Rico asserting the Recovery Act violates the U.S. Constitution. On February 6, 2015, the U.S. District Court for the District of Puerto Rico ruled the Recovery Act is preempted by the U.S. Bankruptcy Code and is therefore void; on February 19, 2015, the Commonwealth appealed the ruling to the U.S. Court of Appeals for the First Circuit. In addition, the Commonwealth's Resident Commissioner has introduced a bill to the U.S. Congress that, if passed, would enable the Commonwealth to authorize one or more of its public corporations to restructure their debts under chapter 9 of the U.S Bankruptcy Code if they were to become insolvent. The passage of the Recovery Act, its subsequent invalidation, and the introduction of legislation that would enable the Commonwealth to authorize chapter 9 protection for its public corporations have resulted in uncertainty among investors about the rights of creditors of the Commonwealth and its related authorities and public corporations.

Following the enactment of the Recovery Act, S&P, Moody’s and Fitch Ratings lowered the credit rating of the Commonwealth’s bonds and the ratings on certain of its public corporations. In February, March and April 2015, Moody's, Fitch Ratings and S&P, respectively, each again lowered the credit rating of the Commonwealth's bonds and the ratings on certain of its public corporations. The Commonwealth has disclosed its liquidity has been adversely affected by rating agency downgrades and by the limited market access for its debt, and also noted it has relied on short-term financings and interim loans from the GDB and other private lenders, which reliance has constrained its liquidity and increased its near-term refinancing risk.

In early 2015, Puerto Rico enacted legislation designed to stabilize PRHTA and improve the liquidity of the GDB. The legislation provides for certain tax revenues that would support PRHTA and require the transfer of certain liabilities and revenues from PHRTA to another authority, as well as allowing the transfer of the operations of poorly performing transit facilities to a new authority.

The following tables show the Company’s exposure to general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations.

Puerto Rico
Gross Par and Gross Debt Service Outstanding

	Gross Par Outstanding		Gross Debt Service Outstanding
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(in millions)
Previously Subject to the Voided Recovery Act (1)	$3,059	$3,058	$5,252	$5,326
Not Previously Subject to the Voided Recovery Act	2,977	2,977	4,675	4,748
Total	$6,036	$6,035	$9,927	$10,074
____________________

(1)
On February 6, 2015, the U.S. District Court for the District of Puerto Rico ruled that the Recovery Act is preempted by the Federal Bankruptcy Code and is therefore void. On February 19, 2015, the Commonwealth appealed the ruling to the U.S. Court of Appeals for the First Circuit.

Puerto Rico
Net Par Outstanding

	As of March 31, 2015		As of December 31, 2014
	Total	Internal Rating	Total	Internal Rating
	(in millions)
Exposures Previously Subject to the Voided Recovery Act:
PRHTA (Transportation revenue)	$844	BB-	$844	BB-
PREPA	773	B-	772	B-
Puerto Rico Aqueduct and Sewer Authority	384	BB-	384	BB-
PRHTA (Highway revenue)	273	BB	273	BB
Puerto Rico Convention Center District Authority	174	BB-	174	BB-
Total	2,448		2,447

Exposures Not Previously Subject to the Voided Recovery Act:
Commonwealth of Puerto Rico - General Obligation Bonds	1,672	BB	1,672	BB
Puerto Rico Municipal Finance Agency	399	BB-	399	BB-
Puerto Rico Sales Tax Financing Corporation	269	BBB	269	BBB
Puerto Rico Public Buildings Authority	100	BB	100	BB
GDB	33	BB	33	BB
Puerto Rico Infrastructure Finance Authority	18	BB-	18	BB-
University of Puerto Rico	1	BB-	1	BB-
Total	2,492		2,492
Total net exposure to Puerto Rico	$4,940		$4,939

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

Amortization Schedule of Puerto Rico BIG Net Par Outstanding
and BIG Net Debt Service Outstanding
As of March 31, 2015

	Scheduled BIG Net Par Amortization			Scheduled BIG Net Debt Service Amortization
	Previously Subject to the Voided Recovery Act	Not Previously Subject to the Voided Recovery Act	Total	Previously Subject to the Voided Recovery Act	Not Previously Subject to the Voided Recovery Act	Total
	(in millions)
2015 (April 1 - June 30)	$0	$0	$0	$2	$1	$3
2015 (July 1 - September 30)	126	171	297	186	227	413
2015 (October 1 - December 31)	0	33	33	2	35	37
2016	84	183	267	200	287	487
2017	41	166	207	153	262	415
2018	48	109	157	158	195	353
2019	61	126	187	168	207	375
2020	73	182	255	176	258	434
2021	51	58	109	151	123	274
2022	43	67	110	140	129	269
2023	102	39	141	198	99	297
2024	82	78	160	173	136	309
2025-2029	576	340	916	951	566	1,517
2030-2034	440	387	827	696	542	1,238
2035 -2039	397	272	669	525	304	829
2040 -2044	78	12	90	146	13	159
2045 -2047	246	—	246	272	—	272
Total	$2,448	$2,223	$4,671	$4,297	$3,384	$7,681

Exposure to the Selected European Countries

Several European countries continue to experience significant economic, fiscal and/or political strains such that the likelihood of default on obligations with a nexus to those countries may be higher than the Company anticipated when such factors did not exist. The European countries where the Company has exposure and believes heightened uncertainties exist are: Hungary, Italy, Portugal and Spain (collectively, the “Selected European Countries”). The Company is closely monitoring its exposures in the Selected European Countries where it believes heightened uncertainties exist. The Company’s direct economic exposure to the Selected European Countries (based on par for financial guaranty contracts and notional amount for financial guaranty contracts accounted for as derivatives) is shown in the following table, net of ceded reinsurance.

Net Direct Economic Exposure to Selected European Countries(1)
As of March 31, 2015

	Hungary	Italy	Portugal	Spain	Total
	(in millions)
Sovereign and sub-sovereign exposure:
Non-infrastructure public finance (2)	$—	$779	$91	$211	$1,081
Infrastructure finance	265	11	11	120	407
Total sovereign and sub-sovereign exposure	265	790	102	331	1,488
Non-sovereign exposure:
Regulated utilities	—	210	—	—	210
RMBS	174	234	—	—	408
Total non-sovereign exposure	174	444	—	—	618
Total	$439	$1,234	$102	$331	$2,106
Total BIG (See Note 5)	$370	$—	$102	$331	$803
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

The Company has excluded from the exposure tables above its indirect economic exposure to the Selected European Countries through policies it provides on pooled corporate and commercial receivables transactions. The Company calculates indirect exposure to a country by multiplying the par amount of a transaction insured by the Company times the percent of the relevant collateral pool reported as having a nexus to the country. On that basis, the Company has calculated exposure of $355 million to Selected European Countries (plus Greece) in transactions with $10.0 billion of net par outstanding. The indirect exposure to credits with a nexus to Greece is $11 million across several highly rated pooled corporate obligations with net par outstanding of $483 million.

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

Net Earned Premiums

	First Quarter
	2015	2014
	(in millions)
Scheduled net earned premiums	$96	$107
Acceleration of net earned premiums	41	19
Accretion of discount on net premiums receivable	4	6
Financial guaranty insurance net earned premiums	141	132
Other	1	—
Net earned premiums(1)	$142	$132
 ___________________

(1)	Excludes $5 million and $17 million for First Quarter 2015 and 2014, respectively, related to consolidated FG VIEs.

Components of Unearned Premium Reserve

	As of March 31, 2015			As of December 31, 2014
	Gross	Ceded	Net(1)	Gross	Ceded	Net(1)
	(in millions)
Deferred premium revenue:
Financial guaranty insurance	$4,038	$370	$3,668	$4,167	$387	$3,780
Other	1	—	1	0	—	0
Deferred premium revenue	$4,039	$370	$3,669	$4,167	$387	$3,780
Contra-paid (2)	88	(5)	93	94	(6)	100
Unearned premium reserve	$4,127	$365	$3,762	$4,261	$381	$3,880
 ____________________

(1)	Excludes $125 million and $125 million of deferred premium revenue, and $41 million and $42 million of contra-paid related to FG VIEs as of March 31, 2015 and December 31, 2014, respectively.

(2)	See Note 6, "Financial Guaranty Insurance Losses– Insurance Contracts' Loss Information" for an explanation of "contra-paid".

Gross Premium Receivable,
Net of Commissions on Assumed Business
Roll Forward

	First Quarter
	2015	2014
	(in millions)
Beginning of period, December 31	$729	$876
Gross premium written, net of commissions on assumed business	36	33
Gross premiums received, net of commissions on assumed business	(36)	(53)
Adjustments:
Changes in the expected term	(6)	(3)
Accretion of discount, net of commissions on assumed business	5	7
Foreign exchange translation	(25)	2
Consolidation/deconsolidation of FG VIEs	(4)	1
Other adjustments	0	—
End of period, March 31 (1)	$699	$863
____________________

(1)
Excludes $22 million and $18 million as of March 31, 2015 and March 31, 2014, respectively, related to consolidated FG VIEs. Excludes $1 million related to non-financial guaranty line of business as of March 31, 2015.

Foreign exchange translation relates to installment premium receivables denominated in currencies other than the U.S. dollar. Approximately 49% and 51% of installment premiums at March 31, 2015 and December 31, 2014 respectively, are denominated in currencies other than the U.S. dollar, primarily the Euro and British Pound Sterling.

The timing and cumulative amount of actual collections may differ from expected collections in the tables below due to factors such as foreign exchange rate fluctuations, counterparty collectability issues, accelerations, commutations and changes in expected lives.

Expected Collections of
Financial Guaranty Gross Premiums Receivable,
Net of Commissions on Assumed Business
(Undiscounted)

As of March 31, 2015
(in millions)
2015 (April 1 – June 30)	$23
2015 (July 1 – September 30)	24
2015 (October 1 – December 31)	19
2016	74
2017	67
2018	61
2019	57
2020-2024	238
2025-2029	154
2030-2034	108
After 2034	98
Total(1)	$923
 ____________________

(1)	Excludes expected cash collections on FG VIEs of $28 million.

Scheduled Financial Guaranty Net Earned Premiums

As of March 31, 2015
(in millions)
2015 (April 1 – June 30)	$91
2015 (July 1 – September 30)	89
2015 (October 1 – December 31)	86
2016	334
2017	294
2018	267
2019	244
2020-2024	955
2025-2029	610
2030-2034	373
After 2034	325
Net deferred premium revenue(1)	3,668
Future accretion	198
Total future net earned premiums	$3,866
 ____________________

(1)	Excludes scheduled net earned premiums on consolidated FG VIEs of $125 million.

Selected Information for Financial Guaranty Policies Paid in Installments

	As of March 31, 2015	As of December 31, 2014
	(dollars in millions)
Premiums receivable, net of commission payable	$699	$729
Gross deferred premium revenue	1,334	1,370
Weighted-average risk-free rate used to discount premiums	3.4%	3.5%
Weighted-average period of premiums receivable (in years)	9.4	9.4

5.	Expected Loss to be Paid

The following tables present a roll forward of the present value of net expected loss to be paid for all contracts, whether accounted for as insurance, credit derivatives or FG VIEs, by sector, after the benefit for net expected recoveries for contractual breaches of representations and warranties ("R&W"). The Company used weighted average risk-free rates for U.S. dollar denominated obligations that ranged from 0.0% to 2.89% as of March 31, 2015 and 0.0% to 2.95% as of December 31, 2014.

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward by Sector
First Quarter 2015

	Net Expected Loss to be Paid (Recovered) as of December 31, 2014 (2)	Economic Loss Development	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of March 31,2015 (2)
	(in millions)
Public Finance:
U.S. public finance	$303	$9	$(2)	$310
Non-U.S public finance	45	(3)	—	42
Public Finance	348	6	(2)	352
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	4	0	(1)	3
Alt-A first lien	304	(5)	(10)	289
Option ARM	(16)	4	(4)	(16)
Subprime	303	(1)	(9)	293
Total first lien	595	(2)	(24)	569
Second lien:
Closed-end second lien	8	1	2	11
HELOCs	(19)	5	4	(10)
Total second lien	(11)	6	6	1
Total U.S. RMBS	584	4	(18)	570
Triple-X life insurance transactions	161	5	(1)	165
TruPS	23	(9)	—	14
Other structured finance	57	(8)	3	52
Structured Finance	825	(8)	(16)	801
Subtotal	1,173	(2)	(18)	1,153
Other insurance	(4)	(1)	6	1
Total	$1,169	$(3)	$(12)	$1,154

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward by Sector
First Quarter 2014

	Net Expected Loss to be Paid (Recovered) as of December 31, 2013	Economic Loss Development	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of March 31,2014
	(in millions)
Public Finance:
U.S. public finance	$264	$23	$(6)	$281
Non-U.S public finance	57	—	—	57
Public Finance	321	23	(6)	338
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	21	(3)	—	18
Alt-A first lien	304	8	(4)	308
Option ARM	(9)	(15)	(4)	(28)
Subprime	304	(7)	(2)	295
Total first lien	620	(17)	(10)	593
Second lien:
Closed-end second lien	(11)	5	2	(4)
HELOCs	(116)	2	5	(109)
Total second lien	(127)	7	7	(113)
Total U.S. RMBS	493	(10)	(3)	480
Triple-X life insurance transactions	75	13	(1)	87
TruPS	51	(19)	—	32
Other structured finance	45	6	—	51
Structured Finance	664	(10)	(4)	650
Subtotal	985	13	(10)	988
Other insurance	(3)	(1)	—	(4)
Total	$982	$12	$(10)	$984
____________________

(1)
Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded in reinsurance recoverable on paid losses included in other assets. The Company paid $4 million and $6 million in loss adjustment expenses ("LAE") for First Quarter 2015 and 2014, respectively.

(2)	Includes expected LAE to be paid of $13 million as of March 31, 2015 and $16 million as of December 31, 2014.

Net Expected Recoveries from
Breaches of R&W Rollforward
First Quarter 2015

	Future Net R&W Benefit as of December 31, 2014	R&W Development and Accretion of Discount During 2015	R&W (Recovered) During 2015	Future Net R&W Benefit as of March 31,2015 (1)
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$2	$(1)	$—	$1
Alt-A first lien	106	(10)	(2)	94
Option ARM	15	(20)	(15)	(20)
Subprime	109	(19)	(3)	87
Total first lien	232	(50)	(20)	162
Second lien:
Closed-end second lien	85	(1)	(1)	83
HELOC	—	—	—	—
Total second lien	85	(1)	(1)	83
Total	$317	$(51)	$(21)	$245

Net Expected Recoveries from
Breaches of R&W Rollforward
First Quarter 2014

	Future Net R&W Benefit as of December 31, 2013	R&W Development and Accretion of Discount During 2014	R&W (Recovered) During 2014	Future Net R&W Benefit as of March 31, 2014
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$4	$(1)	$—	$3
Alt-A first lien	274	3	(8)	269
Option ARM	173	9	(30)	152
Subprime	118	28	—	146
Total first lien	569	39	(38)	570
Second lien:
Closed-end second lien	98	(3)	—	95
HELOC	45	12	(1)	56
Total second lien	143	9	(1)	151
Total	$712	$48	$(39)	$721
___________________
(1)    See the section "Breaches of Representations and Warranties" below for eligible assets held in trust.

The following tables present the present value of net expected loss to be paid for all contracts by accounting model, by sector and after the benefit for estimated and contractual recoveries for breaches of R&W.

Net Expected Loss to be Paid (Recovered)
By Accounting Model
As of March 31, 2015

	Financial Guaranty Insurance	FG VIEs(1)	Credit Derivatives(2)	Total
	(in millions)
Public Finance:
U.S. public finance	$310	$—	$—	$310
Non-U.S. public finance	42	—	—	42
Public Finance	352	—	—	352
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	3	—	—	3
Alt-A first lien	278	17	(6)	289
Option ARM	(17)	—	1	(16)
Subprime	157	69	67	293
Total first lien	421	86	62	569
Second lien:
Closed-end second lien	(24)	31	4	11
HELOCs	(15)	5	—	(10)
Total second lien	(39)	36	4	1
Total U.S. RMBS	382	122	66	570
Triple-X life insurance transactions	157	—	8	165
TruPS	0	—	14	14
Other structured finance	98	—	(46)	52
Structured Finance	637	122	42	801
Subtotal	$989	$122	$42	$1,153
Other				1
Total				$1,154

Net Expected Loss to be Paid (Recovered)
By Accounting Model
As of December 31, 2014

	Financial Guaranty Insurance	FG VIEs(1)	Credit Derivatives(2)	Total
	(in millions)
Public Finance:
U.S. public finance	$303	$—	$—	$303
Non-U.S. public finance	45	—	—	45
Public Finance	348	—	—	348
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	2	—	2	4
Alt-A first lien	288	17	(1)	304
Option ARM	(15)	—	(1)	(16)
Subprime	163	71	69	303
Total first lien	438	88	69	595
Second lien:
Closed-end second lien	(27)	31	4	8
HELOCs	(26)	7	—	(19)
Total second lien	(53)	38	4	(11)
Total U.S. RMBS	385	126	73	584
Triple-X life insurance transactions	153	—	8	161
TruPS	1	—	22	23
Other structured finance	102	—	(45)	57
Structured Finance	641	126	58	825
Subtotal	$989	$126	$58	1,173
Other				(4)
Total				$1,169
___________________
(1)    Refer to Note 9, Consolidated Variable Interest Entities.

(2)    Refer to Note 8, Financial Guaranty Contracts Accounted for as Credit Derivatives.

The following tables present the net economic loss development for all contracts by accounting model, by sector and after the benefit for estimated and contractual recoveries for breaches of R&W.

Net Economic Loss Development (Benefit)
By Accounting Model
First Quarter 2015

	Financial Guaranty Insurance	FG VIEs(1)	Credit Derivatives(2)	Total
	(in millions)
Public Finance:
U.S. public finance	$9	$—	$—	$9
Non-U.S. public finance	(3)	—	—	(3)
Public Finance	6	—	—	6
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	1	—	(1)	0
Alt-A first lien	2	—	(7)	(5)
Option ARM	1	—	3	4
Subprime	(4)	4	(1)	(1)
Total first lien	0	4	(6)	(2)
Second lien:
Closed-end second lien	1	1	(1)	1
HELOCs	7	(2)	—	5
Total second lien	8	(1)	(1)	6
Total U.S. RMBS	8	3	(7)	4
Triple-X life insurance transactions	4	—	1	5
TruPS	(1)	—	(8)	(9)
Other structured finance	(5)	—	(3)	(8)
Structured Finance	6	3	(17)	(8)
Subtotal	$12	$3	$(17)	$(2)
Other				(1)
Total				$(3)

Net Economic Loss Development (Benefit)
By Accounting Model
First Quarter 2014

	Financial Guaranty Insurance	FG VIEs(1)	Credit Derivatives(2)	Total
	(in millions)
Public Finance:
U.S. public finance	$23	$—	$—	$23
Non-U.S. public finance	—	—	—	—
Public Finance	23	—	—	23
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	—	—	(3)	(3)
Alt-A first lien	19	(12)	1	8
Option ARM	(16)	1	—	(15)
Subprime	(8)	(2)	3	(7)
Total first lien	(5)	(13)	1	(17)
Second lien:
Closed-end second lien	(1)	2	4	5
HELOCs	(56)	58	—	2
Total second lien	(57)	60	4	7
Total U.S. RMBS	(62)	47	5	(10)
Triple-X life insurance transactions	13	—	—	13
TruPS	(1)	—	(18)	(19)
Other structured finance	4	—	2	6
Structured Finance	(46)	47	(11)	(10)
Subtotal	$(23)	$47	$(11)	13
Other				(1)
Total				$12
_________________
(1)    Refer to Note 9, Consolidated Variable Interest Entities.

(2)    Refer to Note 8, Financial Guaranty Contracts Accounted for as Credit Derivatives.

Selected U.S. Public Finance Transactions

The Company insures general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $4.9 billion net par as of March 31, 2015. The Company rates $4.7 billion net par of that amount BIG. For additional information regarding the Company's exposure to general obligations of Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations, please refer to "Exposure to Puerto Rico" in Note 3, Outstanding Exposure.
On February 25, 2015, a plan of adjustment resolving the bankruptcy filing of the City of Stockton, California under chapter 9 of the U.S. Bankruptcy Code became effective. As of March 31, 2015, the Company’s net exposure subject to the plan consists of $117 million of pension obligation bonds. As part of the plan settlement, the City will repay the pension obligation bonds from certain fixed payments and certain variable payments contingent on the City's revenue growth. The Company agreed as part of the plan to cancel its $40 million of the City’s lease revenue bonds in exchange for the irrevocable option to take title to the office building that served as collateral for the lease revenue bonds. The Company also receives net rental payments from the office building. The Company no longer reflects the canceled lease revenue bonds as outstanding insured net par, but instead the financial statements reflect an investment in the office building and related lease revenue and expenses. As of March 31, 2015, the office building is carried at approximately $30 million and is reported as part of Other Assets.
The Company has $336 million of net par exposure to the Louisville Arena Authority. The bond proceeds were used to construct the KFC Yum Center, home to the University of Louisville men's and women's basketball teams. Actual revenues available for Debt Service are well below original projections, and under the Company's internal rating scale, the transaction is BIG.

In December 2014, the City of Detroit emerged from bankruptcy under chapter 9 of the U.S. Bankruptcy Code. The Company still expects to make debt service payments on the 15.5% of the City’s unlimited tax general obligation (“UTGO”) that were not exchanged as part of the related settlement. As of March 31, 2015, these bonds had a net par outstanding of $20 million.

The Company projects that its total net expected loss across its troubled U.S. public finance credits as of March 31, 2015, which incorporated the likelihood of the outcomes mentioned above, will be $310 million, compared with a net expected loss of $303 million as of December 31, 2014. Economic loss development in First Quarter 2015 was $9 million which was primarily attributable to certain Puerto Rico exposures.

Certain Selected European Country Transactions

The Company insures and reinsures credits with sub-sovereign exposure to various Spanish and Portuguese issuers where a Spanish and Portuguese sovereign default may cause the regions also to default. The Company's gross exposure to these Spanish and Portuguese credits is $461 million and $114 million, respectively and exposure net of reinsurance for Spanish and Portuguese credits is $331 million and $102 million, respectively. The Company rates most of these issuers in the BB category due to the financial condition of Spain and Portugal and their dependence on the sovereign. The Company's Hungary exposure is to infrastructure bonds dependent on payments from Hungarian governmental entities and covered mortgage bonds issued by Hungarian banks. The Company's gross exposure to these Hungarian credits is $465 million and its exposure net of reinsurance is $439 million, most of which is rated BIG. The Company estimated net expected losses of $42 million related to these Spanish, Portuguese and Hungarian credits. The positive economic loss development of approximately $3 million during First Quarter 2015 was primarily related to changes in the exchange rate between the Euro and US Dollar.

Infrastructure Finance

The Company has insured exposure of approximately $3.0 billion to infrastructure transactions with refinancing risk as to which the Company may need to make claim payments that it did not anticipate paying when the policies were issued. Although the Company may not experience ultimate loss on a particular transaction, the aggregate amount of the claim payments may be substantial and reimbursement may not occur for an extended time. These transactions generally involve long-term infrastructure projects that were financed by bonds that mature prior to the expiration of the project concession. The Company expects the cash flows from these projects to be sufficient to repay all of the debt over the life of the project concession, but also expects the debt to be refinanced in the market at or prior to its maturity. If the issuer is unable to refinance the debt due to market conditions, the Company may have to pay a claim when the debt matures, and then recover its payment from cash flows produced by the project in the future. The Company generally projects that in most scenarios it will be fully reimbursed for such payments. However, the recovery of the payments is uncertain and may take from 10 to 35 years, depending on the transaction and the performance of the underlying collateral. The Company estimates total claims for the two largest transactions with significant refinancing risk, assuming no refinancing, and based on certain performance assumptions could be $1.7 billion on a gross basis; such claims would be payable from 2017 through 2022.

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

First Quarter 2015 U.S. RMBS Loss Projections

Based on its observation during the period of the performance of its insured transactions (including early stage delinquencies, late stage delinquencies and loss severity) as well as the residential property market and economy in general, the Company chose to use the same general assumptions to project RMBS losses as of March 31, 2015 as it used as of December 31, 2014, except that, for its first lien RMBS loss projections it again this quarter shortened by three months the period it is projecting it will take in the base case to reach the final CDR.

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

First Lien Liquidation Rates

	March 31, 2015	December 31, 2014
Current Loans Modified in the Previous 12 Months
Alt A and Prime	25%	25%
Option ARM	25	25
Subprime	25	25
Current Loans Delinquent in the Previous 12 Months
Alt A and Prime	25	25
Option ARM	25	25
Subprime	25	25
30 – 59 Days Delinquent
Alt A and Prime	35	35
Option ARM	40	40
Subprime	35	35
60 – 89 Days Delinquent
Alt A and Prime	50	50
Option ARM	55	55
Subprime	40	40
90+ Days Delinquent
Alt A and Prime	60	60
Option ARM	65	65
Subprime	55	55
Bankruptcy
Alt A and Prime	45	45
Option ARM	50	50
Subprime	40	40
Foreclosure
Alt A and Prime	75	75
Option ARM	80	80
Subprime	70	70
Real Estate Owned
All	100	100

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

In the base case, after the initial 36-month CDR plateau period, each transaction’s CDR is projected to improve over 12 months to an intermediate CDR (calculated as 20% of its CDR plateau); that intermediate CDR is held constant for 36 months and then trails off in steps to a final CDR of 5% of the CDR plateau. In the base case, the Company assumes the final CDR will be reached eight years and three months after the initial 36-month CDR plateau period, which is three months shorter than assumed as of December 31, 2014 but the same calendar date as it assumed as of June 30, 2014. Under the Company’s methodology, defaults projected to occur in the first 36 months represent defaults that can be attributed to loans that were modified or delinquent in the last 12 months or that are currently delinquent or in foreclosure, while the defaults projected to occur using the projected CDR trend after the first 36 month period represent defaults attributable to borrowers that are currently performing or are projected to reperform.

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

Key Assumptions in Base Case Expected Loss Estimates
First Lien RMBS(1)

	As of March 31, 2015				As of December 31, 2014
	Range			Weighted Average	Range			Weighted Average
Alt-A First Lien
Plateau CDR	2.6%	–	13.1%	7.4%	2.0%	–	13.4%	7.3%
Intermediate CDR	0.5%	–	2.6%	1.5%	0.4%	–	2.7%	1.5%
Period until intermediate CDR	48 months				48 months
Final CDR	0.1%	–	0.7%	0.3%	0.1%	–	0.7%	0.3%
Initial loss severity:
2005 and prior	60.0%				60.0%
2006	70.0%				70.0%
2007	65.0%				65.0%
Initial conditional prepayment rate ("CPR")	2.7%	–	22.4%	8.1%	1.7%	–	21.0%	7.7%
Final CPR(2)	15.0%	–	22.4%	15.2%	15%
Option ARM
Plateau CDR	4.5%	–	12.9%	9.9%	4.3%	–	14.2%	10.6%
Intermediate CDR	0.9%	–	2.6%	2.0%	0.9%	–	2.8%	2.1%
Period until intermediate CDR	48 months				48 months
Final CDR	0.2%	–	0.6%	0.5%	0.2%	–	0.7%	0.5%
Initial loss severity:
2005 and prior	60.0%				60.0%
2006	70.0%				70.0%
2007	65.0%				65.0%
Initial CPR	1.8%	–	12.7%	4.9%	1.1%	–	11.8%	4.9%
Final CPR(2)	15%				15%
Subprime
Plateau CDR	4.8%	–	14.4%	10.2%	4.9%	–	15.0%	10.6%
Intermediate CDR	1.0%	–	2.9%	2.0%	1.0%	–	3.0%	2.1%
Period until intermediate CDR	48 months				48 months
Final CDR	0.2%	–	0.7%	0.4%	0.2%	–	0.7%	0.4%
Initial loss severity:
2005 and prior	75.0%				75.0%
2006	90.0%				90.0%
2007	90.0%				90.0%
Initial CPR	0.0%	–	9.7%	4.7%	0.0%	–	10.5%	6.1%
Final CPR(2)	15%				15%
____________________
(1)                                Represents variables for most heavily weighted scenario (the “base case”).

(2)	For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used.

 The rate at which the principal amount of loans is voluntarily prepaid may impact both the amount of losses projected (since that amount is a function of the conditional default rate, the loss severity and the loan balance over time) as well as the amount of excess spread (the amount by which the interest paid by the borrowers on the underlying loan exceeds the amount of interest owed on the insured obligations). The assumption for the voluntary CPR follows a similar pattern to that of the conditional default rate. The current level of voluntary prepayments is assumed to continue for the plateau period before gradually increasing over 12 months to the final CPR, which is assumed to be 15% in the base case. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. These assumptions are the same as those the Company used for December 31, 2014.

In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the conditional default rate returned to its modeled equilibrium, which was defined as 5% of the initial conditional default rate. The Company also stressed CPR and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios (including its base case) as of March 31, 2015. The Company used a similar approach to establish its pessimistic and optimistic scenarios as of March 31, 2015 as it used as of December 31, 2014, increasing and decreasing the periods of stress from those used in the base case.

In a somewhat more stressful environment than that of the base case, where the conditional default rate plateau was extended six months (to be 42 months long) before the same more gradual conditional default rate recovery and loss severities were assumed to recover over 4.5 rather than 2.5 years (and subprime loss severities were assumed to recover only to 60% and Option ARM and Alt A loss severities to only 45%), expected loss to be paid would increase from current projections by approximately $38 million for Alt-A first liens, $2 million for Option ARM, $72 million for subprime and $1 million for prime transactions.

In an even more stressful scenario where loss severities were assumed to rise and then recover over nine years and the initial ramp-down of the conditional default rate was assumed to occur over 15 months and other assumptions were the same as the other stress scenario, expected loss to be paid would increase from current projections by approximately $84 million for Alt-A first liens, $12 million for Option ARM, $99 million for subprime and $4 million for prime transactions.

In a scenario with a somewhat less stressful environment than the base case, where conditional default rate recovery was somewhat less gradual, expected loss to be paid would decrease from current projections by approximately $0.4 million for Alt-A first lien, $14 million for Option ARM, $11 million for subprime and $0.1 million for prime transactions.

In an even less stressful scenario where the conditional default rate plateau was six months shorter (30 months, effectively assuming that liquidation rates would improve) and the conditional default rate recovery was more pronounced, (including an initial ramp-down of the conditional default rate over nine months), expected loss to be paid would decrease from current projections by approximately $26 million for Alt-A first lien, $26 million for Option ARM, $47 million for subprime and $0.5 million for prime transactions.

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

Key Assumptions in Base Case Expected Loss Estimates
Second Lien RMBS(1)

HELOC key assumptions	As of March 31, 2015				As of December 31, 2014
	Range			Weighted Average	Range			Weighted Average
Plateau CDR	2.3%	–	7.5%	4.4%	2.8%	–	6.8%	4.1%
Final CDR trended down to	0.5%	–	3.2%	1.2%	0.5%	–	3.2%	1.2%
Period until final CDR	34 months				34 months
Initial CPR	6.9%	–	23.2%	10.2%	6.9%	–	21.8%	11.0%
Final CPR(2)	10.0%	–	23.2%	15.2%	15.0%	–	21.8%	15.5%
Loss severity	90.0%	–	98.0%	90.4%	90.0%	–	98.0%	90.4%

Closed-end second lien key assumptions	As of March 31, 2015				As of December 31, 2014
	Range			Weighted Average	Range			Weighted Average
Plateau CDR	4.7%	–	12.4%	6.9%	5.5%	–	12.5%	7.2%
Final CDR trended down to	3.5%	–	9.1%	4.9%	3.5%	–	9.1%	4.9%
Period until final CDR	34 months				34 months
Initial CPR	3.4%	–	11.8%	7.6%	2.8%	–	13.9%	9.9%
Final CPR(2)	15%				15%
Loss severity	98%				98%
____________________

(1)	Represents variables for most heavily weighted scenario (the “base case”).

(2)	For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used.

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

For the base case scenario, the CDR (the “plateau CDR”) was held constant for one month. Once the plateau period has ended, the CDR is assumed to gradually trend down in uniform increments to its final long-term steady state CDR. (The long-term steady state CDR is calculated as the constant CDR that would have yielded the amount of losses originally expected at underwriting.) In the base case scenario, the time over which the CDR trends down to its final CDR is 28 months. Therefore, the total stress period for second lien transactions is 34 months, comprising five months of delinquent data, a one month plateau period and 28 months of decrease to the steady state CDR, the same as of December 31, 2014.

HELOC loans generally permit the borrower to pay only interest for an initial period (often ten years) and, after that period, require the borrower to make both the monthly interest payment and a monthly principal payment, and so increase the borrower's aggregate monthly payment. Some of the HELOC loans underlying the Company's insured HELOC transactions have reached their principal amortization period. The Company has observed that for loans reaching their principal amortization period planned servicer intervention is not completely effective. Thus, most of the HELOC projections incorporate an assumption that 7.5% of loans reaching their amortization periods will default around the time of the payment increase. These projected defaults are in addition to those generated using the CDR curve as described above. This assumption is the same as December 31, 2014.

When a second lien loan defaults, there is generally a very low recovery. The Company had assumed as of December 31, 2014 that it will recover only 10% of the collateral defaulting in the future and declining additional amounts on post-default receipts on previously defaulted collateral. This is the same as at December 31, 2014.

The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected as well as the amount of excess spread. In the base case, the current CPR (based on experience of the most recent three quarters) is assumed to continue until the end of the plateau before gradually increasing to the final CPR over the same period the CDR decreases. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. The final CPR is assumed to be 15% for both HELOC and closed-end second lien transactions, which is lower than the historical average but reflects the Company’s continued uncertainty about the projected performance of the borrowers in these transactions. This pattern is consistent with how the Company modeled the CPR at December 31, 2014. To the extent that prepayments differ from projected levels it could materially change the Company’s projected excess spread and losses.

The Company uses a number of other variables in its second lien loss projections, including the spread between relevant interest rate indices and HELOC draw rates (the amount of new advances provided on existing HELOCs expressed as a percentage of the current pool balance). These variables have been relatively stable and in the relevant ranges have less impact on the projection results than the variables discussed above. However, in a number of HELOC transactions the servicers have been modifying poorly performing loans from floating to fixed rates, and, as a result, rising interest rates would negatively impact the excess spread available from these modified loans to support the transactions.  The Company incorporated these modifications in its assumptions.

In estimating expected losses, the Company modeled and probability weighted three possible CDR curves applicable to the period preceding the return to the long-term steady state CDR using the same approaches and weightings as it did as of December 31, 2014. The Company believes that the level of the elevated CDR and the length of time it will persist is the primary driver behind the likely amount of losses the collateral will suffer. The Company continues to evaluate the assumptions affecting its modeling results.

The Company’s base case assumed a one month CDR plateau and a 28 month ramp-down (for a total stress period of 34 months). The Company also modeled a scenario with a longer period of elevated defaults and another with a shorter period of elevated defaults. Increasing the CDR plateau to four months and increasing the ramp-down by five months to 33 months (for a total stress period of 42 months) would increase the expected loss by approximately $14 million for HELOC transactions and $1 million for closed-end second lien transactions. On the other hand, keeping the CDR plateau at one month but decreasing the length of the CDR ramp-down to 18 months (for a total stress period of 24 months) would decrease the expected loss by approximately $14 million for HELOC transactions and $1 million for closed-end second lien transactions.

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

Through March 31, 2015, the Company has caused entities providing R&Ws to pay, or agree to pay, or to terminate insurance protection on future projected losses of, approximately $4.2 billion (gross of reinsurance) in respect of their R&W liabilities for transactions in which the Company has provided insurance and included in its net expected loss estimates as of March 31, 2015 an estimated net benefit of $245 million, (net of reinsurance). Most of this net benefit is projected to be received pursuant to existing agreements with R&W providers, although some is projected to be received in connection with transactions where the company does not yet have such an agreement. Most of the amount projected to be received pursuant to existing agreements with R&W providers benefits from eligible assets placed in trusts to collateralize the R&W provider’s future reimbursement obligation, with the amount of such collateral subject to increase or decrease from time to time as determined by rating agency requirements. Currently the Company has agreements with three counterparties where a future reimbursement obligation is collateralized by eligible assets held in trust:

•
Bank of America. Under the Company's agreement with Bank of America Corporation and certain of its subsidiaries (“Bank of America”), Bank of America agreed to reimburse the Company for 80% of claims on the first lien transactions covered by the agreement that the Company pays in the future, until the aggregate lifetime collateral losses (not insurance losses or claims) on those transactions reach $6.6 billion. As of March 31, 2015 aggregate lifetime collateral losses on those transactions was $4.2 billion, and the Company was projecting in its base case that such collateral losses would eventually reach $5.2 billion. Bank of America's reimbursement obligation is secured by $569 million of collateral held in trust for the Company's benefit.

•
Deutsche Bank. Under the Company's May 2012 agreement with Deutsche Bank AG and certain of its affiliates (collectively, “Deutsche Bank”), Deutsche Bank agreed to reimburse the Company for certain claims it pays in the future on eight first and second lien transactions, including 80% of claims it pays on those transactions until the aggregate lifetime claims (before reimbursement) reach $319 million. As of March 31, 2015, the Company was projecting in its base case that such aggregate lifetime claims would remain below $319 million. In the event aggregate lifetime claims paid exceed $389 million, Deutsche Bank must reimburse the Company for 85% of such claims paid (in excess of $389 million) until such claims paid reach $600 million.

When the agreement was first signed, Deutsche Bank was also required to reimburse AGC for future claims it pays on certain RMBS resecuritizations. AGC and Deutsche Bank terminated one of the resecuritization transactions on October 10, 2013, another on September 12, 2014 and two more in the fourth quarter of 2014. In the fourth quarter of 2014, AGC and Deutsche Bank also terminated one other BIG transaction under which AGC had provided credit protection to Deutsche Bank through a CDS. In connection with the 2014 terminations, AGC and Deutsche Bank agreed to terminate Deutsche Bank’s reimbursement obligation on all of the RMBS resecuritizations, and AGC made a termination payment to Deutsche Bank and released some of the collateral that had been held in trust. Deutsche Bank remains liable to reimburse the Company for certain claims it pays on eight first and second lien transactions, as described above, and such reimbursement obligation remains secured by $78 million of collateral held in trust for the Company’s benefit.

•
UBS. On May 6, 2013, the Company entered into an agreement with UBS Real Estate Securities Inc. and affiliates ("UBS") and a third party resolving the Company’s claims and liabilities related to specified RMBS transactions that were issued, underwritten or sponsored by UBS and insured by AGM or AGC under financial guaranty insurance policies. Under the agreement, UBS agreed to reimburse the Company for 85% of future losses on three first lien RMBS transactions, and such reimbursement obligation is secured by $95 million of collateral held in trust for the Company's benefit.

For the expected recovery from breaches of R&W in transactions not covered by agreements as of March 31, 2015, the Company did not incorporate any gain contingencies from potential litigation in its estimated repurchases. The amount the Company will ultimately recover related to such contractual R&W is uncertain and subject to a number of factors including the counterparty's ability to pay, the number and loss amount of loans determined to have breached R&W and, potentially, negotiated settlements or litigation recoveries. As such, the Company's estimate of recoveries is uncertain and actual amounts realized may differ significantly from these estimates. In arriving at the expected recovery from breaches of R&W not already covered by agreements, the Company considered the creditworthiness of the provider of the R&W, the number of breaches found on defaulted loans, the success rate in resolving these breaches across those transactions where material repurchases have been made and the potential amount of time until the recovery is realized. The calculation of expected recovery from breaches of such contractual R&W involved a variety of scenarios which ranged from the Company recovering substantially all of the losses it incurred due to violations of R&W to the Company realizing limited recoveries. These scenarios were probability weighted in order to determine the recovery incorporated into the Company's estimate of expected losses. This approach was used for both loans that had already defaulted and those assumed to default in the future. The Company adjusts the calculation of its expected recovery from breaches of R&W based on changing facts and circumstances with respect to each counterparty and transaction.

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

The number of risks subject to R&W recovery is 30, with related net debt service of 2.1 billion as of March 31, 2015 compared to 29 with related net debt service of $2.1 billion as of December 31, 2014. Included in these amounts is net debt service related to transactions not yet subject to an agreement. A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making Debt Service payments.

The following table provides a breakdown of the development and accretion amount in the roll forward of estimated recoveries associated with claims for breaches of R&W.

Components of R&W Development

	First Quarter
	2015	2014
	(in millions)
Estimated increase (decrease) in defaults that will result in additional (lower) breaches(1)	$(52)	$0
Inclusion or removal of deals with breaches of R&W during period	0	—
Change in recovery assumptions	—	10
Settlements and anticipated settlements	—	35
Accretion of discount on balance	1	3
Total	$(51)	$48

____________________

(1)	The negative R&W development is offset by higher anticipated cash flows in the covered transactions that were related to a third party settlement.

Triple-X Life Insurance Transactions

The Company’s $3.1 billion net par of Triple-X life insurance transactions as of March 31, 2015 include $598 million rated BIG in two transactions. The Triple-X life insurance transactions are based on discrete blocks of individual life insurance business.

In older vintage Triple-X transactions, which include the Company's two BIG Triple-X transactions, the monies raised by the sale of the notes insured by the Company were used to capitalize a special purpose vehicle that provides reinsurance to a life insurer or reinsurer. The monies are invested at inception in accounts managed by third-party investment managers. In the case of the two BIG Triple-X life insurance transactions, material amounts of their assets were invested in U.S. RMBS. Based on its analysis of the information currently available, including estimates of future investment performance, and projected credit impairments on the invested assets and performance of the blocks of life insurance business at March 31, 2015, the Company’s projected net expected loss to be paid is $165 million. The economic loss development during First Quarter 2015 was approximately $5 million, which was due primarily to changes in the risk free rates used to discount the losses and life insurance projections.

Trust Preferred Securities Collateralized Debt Obligations

The Company has insured or reinsured $4.1 billion of net par (72% of which is in CDS form) of collateralized debt obligations (“CDOs”) backed by TruPS and similar debt instruments, or “TruPS CDOs.” Of the $4.1 billion, $1.2 billion is rated BIG. The underlying collateral in the TruPS CDOs consists of subordinated debt instruments such as TruPS issued by bank holding companies and similar instruments issued by insurance companies, real estate investment trusts (“REITs”) and other real estate related issuers.

The Company projects losses for TruPS CDOs by projecting the performance of the asset pools across several scenarios (which it weights) and applying the CDO structures to the resulting cash flows. At March 31, 2015, the Company has projected expected losses to be paid for TruPS CDOs of $14 million. During First Quarter 2015, there was positive economic development of approximately $9 million, which was due primarily to improving collateral performance during the quarter.

Manufactured Housing

The Company insures or reinsures a total of $215 million net par of securities backed by manufactured housing loans, of which $155 million is rated BIG. The Company has expected loss to be paid of $25 million as of March 31, 2015. The economic loss development during First Quarter 2015 was immaterial.

Student Loan Transactions

The Company has insured or reinsured $2.5 billion net par of student loan securitizations, of which $1.8 billion was issued by private issuers and classified as asset-backed and $0.7 billion was issued by public authorities and classified as public finance. Of these amounts, $193 million and $90 million, respectively, are rated BIG. The Company is projecting approximately $75 million of net expected loss to be paid in these portfolios. In general, the losses are due to: (i) the poor credit performance of private student loan collateral and high loss severities, or (ii) high interest rates on auction rate securities with respect to which the auctions have failed. The positive economic development during First Quarter 2015 was approximately $8 million, which was due to a partial commutation by the underlying insurer.

Recovery Litigation

RMBS Transactions

In November 2014, AGM and its affiliate AGC reached a confidential settlement with DLJ Mortgage Capital, Inc., Credit Suisse First Boston Mortgage Securities Corp. and Credit Suisse Securities (USA) LLC to resolve a lawsuit relating to six first lien U.S. RMBS transactions. AGM and AGC sought damages for alleged breaches of representations and warranties in respect of the underlying loans in these transactions, and failure to cure or repurchase defective loans identified by AGM and AGC.  On November 25, 2014, the parties filed a joint stipulation discontinuing the lawsuit with prejudice.  However, on November 20, 2014, U.S. Bank National Association, as trustee for the transactions, had filed a motion to intervene as a plaintiff in the lawsuit.  On November 26, 2014, the trustee submitted a letter stating that the joint stipulation is ineffective and that the lawsuit may be discontinued only by court order, and requesting an opportunity to review and potentially oppose the settlement.  On March 5, 2015 the Court denied the motion to intervene.

Triple-X Life Insurance Transactions

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

Public Finance Transactions

On November 1, 2013, Radian Asset commenced a declaratory judgment action in the U.S. District Court for the Southern District of Mississippi against Madison County, Mississippi (the "County") and the Parkway East Public Improvement District (the "District") to establish its rights under a contribution agreement from the County supporting the District’s Special Assessment Bonds, Series 2005, insured by Radian Asset, with $21.8 million outstanding on March 31, 2015. The County maintains that its payment obligation is limited to two years of annual debt service, while Radian Asset contends no such limitation applies. On April 20, 2015, the Court issued an order addressing cross-motions for partial summary judgment filed by Radian Asset and the County, and denied the County's motion for summary judgment that its payment obligation lasts only two years. On May 1, 2015, AGC paid its first claim on the District's bonds.

6.    Financial Guaranty Insurance Losses

Insurance Contracts' Loss Information

The following table provides balance sheet information on loss and LAE reserves and salvage and subrogation recoverable, net of reinsurance. The Company used weighted average risk-free rates for U.S. dollar denominated financial guaranty insurance obligations that ranged from 0.0% to 2.89% as of March 31, 2015 and 0.0% to 2.95% as of December 31, 2014. Financial guaranty insurance expected LAE reserve was $10 million as of March 31, 2015 and $12 million as of December 31, 2014.

Loss and LAE Reserve and Salvage and Subrogation Recoverable
Net of Reinsurance
Insurance Contracts

	As of March 31, 2015			As of December 31, 2014
	Loss and LAE Reserve, net	Salvage and Subrogation Recoverable, net	Net Reserve (Recoverable)	Loss and LAE Reserve, net	Salvage and Subrogation Recoverable, net	Net Reserve (Recoverable)
	(in millions)
Public Finance:
U.S. public finance	$253	$8	$245	$243	$8	$235
Non-U.S. public finance	28	—	28	30	—	30
Public Finance	281	8	273	273	8	265
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	2	—	2	2	—	2
Alt-A first lien	80	—	80	87	—	87
Option ARM	24	42	(18)	28	40	(12)
Subprime	159	6	153	166	8	158
First lien	265	48	217	283	48	235
Second lien:
Closed-end second lien	5	37	(32)	4	39	(35)
HELOCs	2	29	(27)	3	39	(36)
Second lien	7	66	(59)	7	78	(71)
Total U.S. RMBS	272	114	158	290	126	164
Triple-X life insurance transactions	144	—	144	140	—	140
TruPS	—	—	—	0	—	0
Other structured finance	90	—	90	96	2	94
Structured Finance	506	114	392	526	128	398
Financial guaranty	787	122	665	799	136	663
Other recoverables	—	7	(7)	—	13	(13)
Subtotal	787	129	658	799	149	650
Effect of consolidating FG VIEs	(78)	(1)	(77)	(80)	(1)	(79)
Subtotal	709	128	581	719	148	571
Other	1	—	1	2	6	(4)
Total (1)	$710	$128	$582	$721	$154	$567
____________________

(1)	See “Components of Net Reserves (Salvage)” table for loss and LAE reserve and salvage and subrogation recoverable components.

 The following table reconciles the reported gross and ceded reserve and salvage and subrogation amount to the financial guaranty net reserves (salvage) in the financial guaranty BIG transaction loss summary tables.

Components of Net Reserves (Salvage)
Insurance Contracts

	As of March 31, 2015	As of December 31, 2014
	(in millions)
Loss and LAE reserve	$787	$799
Reinsurance recoverable on unpaid losses	(77)	(78)
Loss and LAE reserve, net	710	721
Salvage and subrogation recoverable	(128)	(151)
Salvage and subrogation payable(1)	7	10
Other recoverables	(7)	(13)
Salvage and subrogation recoverable, net and other recoverable	(128)	(154)
Subtotal	582	567
Less: other (non-financial guaranty business)	1	(4)
Net reserves (salvage) - financial guaranty	$581	$571
____________________

(1)	Recorded as a component of reinsurance balances payable.

Balance Sheet Classification of
Net Expected Recoveries for Breaches of R&W
Insurance Contracts

	As of March 31, 2015			As of December 31, 2014
	For all Financial Guaranty Insurance Contracts	Effect of Consolidating FG VIEs	Reported on Balance Sheet(1)	For all Financial Guaranty Insurance Contracts	Effect of Consolidating FG VIEs	Reported on Balance Sheet(1)
	(in millions)
Salvage and subrogation recoverable, net	$2	$—	$2	$20	$—	$20
Loss and LAE reserve, net	146	(8)	138	185	(8)	177
____________________

(1)	The remaining benefit for R&W is either recorded at fair value in FG VIE assets, or not recorded on the balance sheet until the total loss, net of R&W, exceeds unearned premium reserve.

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

Reconciliation of Net Expected Loss to be Paid and
Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of March 31, 2015
(in millions)
Net expected loss to be paid	$1,111
Less: net expected loss to be paid for FG VIEs	122
Total	989
Contra-paid, net	(93)
Salvage and subrogation recoverable, net of reinsurance	121
Loss and LAE reserve, net of reinsurance	(709)
Other recoveries	7
Net expected loss to be expensed (present value) (1)	$315
____________________

(1)	Excludes $86 million as of March 31, 2015, related to consolidated FG VIEs.

The following table provides a schedule of the expected timing of net expected losses to be expensed. The amount and timing of actual loss and LAE may differ from the estimates shown below due to factors such as refundings, accelerations, commutations, changes in expected lives and updates to loss estimates. This table excludes amounts related to FG VIEs, which are eliminated in consolidation.

Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of March 31, 2015
(in millions)
2015 (April 1 – June 30)	$7
2015 (July 1 – September 30)	9
2015 (October 1 – December 31)	11
Subtotal 2015	27
2016	36
2017	27
2018	25
2019	23
2020-2024	77
2025-2029	45
2030-2034	34
After 2034	21
Net expected loss to be expensed	315
Discount	389
Total expected future loss and LAE	$704

The following table presents the loss and LAE recorded in the consolidated statements of operations by sector for insurance contracts. Amounts presented are net of reinsurance.

Loss and LAE
Reported on the
Consolidated Statements of Operations

	First Quarter
	2015	2014
	(in millions)
Public Finance:
U.S. public finance	$13	$26
Non-U.S. public finance	5	1
Public finance	18	27
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	0	0
Alt-A first lien	(2)	7
Option ARM	(1)	(8)
Subprime	0	(8)
First lien	(3)	(9)
Second lien:
Closed-end second lien	1	—
HELOCs	9	8
Second lien	10	8
Total U.S. RMBS	7	(1)
Triple-X life insurance transactions	6	13
TruPS	(1)	(1)
Other structured finance	(6)	3
Structured finance	6	14
Subtotal	24	41
Other	(1)	(1)
Loss and LAE on insurance contracts before FG VIE consolidation	23	40
Effect of consolidating FG VIEs	(5)	1
Loss and LAE	$18	$41

The following table provides information on financial guaranty insurance contracts categorized as BIG.

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of March 31, 2015

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks(1)	164	(61)	73	(15)	119	(38)	356	—	356
Remaining weighted-average contract period (in years)	9.8	7.2	8.7	7.2	9.9	7.3	10.1	—	10.1
Outstanding exposure:
Principal	$11,993	$(2,106)	$2,701	$(356)	$2,847	$(142)	$14,937	$—	$14,937
Interest	6,082	(792)	1,262	(127)	1,013	(45)	7,393	—	7,393
Total(2)	$18,075	$(2,898)	$3,963	$(483)	$3,860	$(187)	$22,330	$—	$22,330
Expected cash outflows (inflows)	$1,655	$(616)	$759	$(84)	$1,721	$(91)	$3,344	$(343)	$3,001
Potential recoveries
Undiscounted R&W	(1)	(1)	(47)	2	(133)	7	(173)	8	(165)
Other(3)	(1,583)	600	(271)	18	(449)	47	(1,638)	180	(1,458)
Total potential recoveries	(1,584)	599	(318)	20	(582)	54	(1,811)	188	(1,623)
Subtotal	71	(17)	441	(64)	1,139	(37)	1,533	(155)	1,378
Discount	(7)	0	(96)	10	(336)	7	(422)	33	(389)
Present value of expected cash flows	$64	$(17)	$345	$(54)	$803	$(30)	$1,111	$(122)	$989
Deferred premium revenue	$402	$(75)	$104	$(6)	$268	$(25)	$668	$(111)	$557
Reserves (salvage)(4)	$(10)	$(7)	$269	$(52)	$468	$(10)	$658	$(77)	$581

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

For example, AGM has issued financial guaranty insurance policies in respect of the obligations of municipal obligors under interest rate swaps. Under the swaps, AGM insures periodic payments owed by the municipal obligors to the bank counterparties. Under certain of the swaps, AGM also insures termination payments that may be owed by the municipal obligors to the bank counterparties. If (i) AGM has been downgraded below the rating trigger set forth in a swap under which it has insured the termination payment, which rating trigger varies on a transaction by transaction basis; (ii) the municipal obligor has the right to cure by, but has failed in, posting collateral, replacing AGM or otherwise curing the downgrade of AGM; (iii) the transaction documents include as a condition that an event of default or termination event with respect to the municipal obligor has occurred, such as the rating of the municipal obligor being downgraded past a specified level, and such condition has been met; (iv) the bank counterparty has elected to terminate the swap; (v) a termination payment is payable by the municipal obligor; and (vi) the municipal obligor has failed to make the termination payment payable by it, then AGM would be required to pay the termination payment due by the municipal obligor, in an amount not to exceed the policy limit set forth in the financial guaranty insurance policy. At AGM's current financial strength ratings, if the conditions giving rise to the obligation of AGM to make a termination payment under the swap termination policies were all satisfied, then AGM could pay claims in an amount not exceeding approximately $163 million in respect of such termination payments. Taking into consideration whether the rating of the municipal obligor is below any applicable specified trigger, if the financial strength ratings of AGM were further downgraded below "A" by S&P or below "A2" by Moody's, and the conditions giving rise to the obligation of AGM to make a payment under the swap policies were all satisfied, then AGM could pay claims in an additional amount not exceeding approximately $416 million in respect of such termination payments.

As another example, with respect to variable rate demand obligations ("VRDOs") for which a bank has agreed to provide a liquidity facility, a downgrade of AGM or AGC may provide the bank with the right to give notice to bondholders that the bank will terminate the liquidity facility, causing the bondholders to tender their bonds to the bank. Bonds held by the bank accrue interest at a “bank bond rate” that is higher than the rate otherwise borne by the bond (typically the prime rate plus 2.00% — 3.00%, and capped at the lesser of 25% and the maximum legal limit). In the event the bank holds such bonds for longer than a specified period of time, usually 90-180 days, the bank has the right to demand accelerated repayment of bond principal, usually through payment of equal installments over a period of not less than five years. In the event that a municipal obligor is unable to pay interest accruing at the bank bond rate or to pay principal during the shortened amortization period, a claim could be submitted to AGM or AGC under its financial guaranty policy. As of March 31, 2015, AGM and AGC had insured approximately $5.9 billion net par of VRDOs, of which approximately $0.3 billion of net par constituted VRDOs issued by municipal obligors rated BBB- or lower pursuant to the Company’s internal rating. The specific terms relating to the rating levels that trigger the bank’s termination right, and whether it is triggered by a downgrade by one rating agency or a downgrade by all rating agencies then rating the insurer, vary depending on the transaction.

In addition, AGM may be required to pay claims in respect of AGMH’s former financial products business if Dexia SA and its affiliates, from which the Company had purchased AGMH and its subsidiaries, do not comply with their obligations following a downgrade of the financial strength rating of AGM. Most of the guaranteed investment contracts ("GICs") insured by AGM allow the GIC holder to terminate the GIC and withdraw the funds in the event of a downgrade of AGM below A3 or A-, with no right of the GIC issuer to avoid such withdrawal by posting collateral or otherwise enhancing its credit. Each GIC contract stipulates the thresholds below which the GIC issuer must post eligible collateral, along with the types of securities eligible for posting and the collateralization percentage applicable to each security type. These collateralization percentages range from 100% of the GIC balance for cash posted as collateral to, typically, 108% for asset-backed securities. If the entire aggregate accreted GIC balance of approximately $2.1 billion as of March 31, 2015 were terminated, the assets of the GIC issuers (which had an aggregate accreted principal of approximately $3.3 billion and an aggregate market value of approximately $3.2 billion) would be sufficient to fund the withdrawal of the GIC funds.

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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company may refine its methodologies and assumptions. During First Quarter 2015, no changes were made to the Company’s valuation models that had or are expected to have, a material impact on the Company’s consolidated balance sheets or statements of operations and comprehensive income.

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

Prices determined based on models where at least one significant model assumption or input is unobservable, are considered to be Level 3 in the fair value hierarchy. As of March 31, 2015, the Company used models to price 34 fixed-maturity securities (which were purchased for loss mitigation or other management purposes), which was 6.8% or $696 million of the Company’s fixed-maturity securities and short-term investments at fair value. Certain Level 3 securities were priced with the assistance of an independent third-party. The pricing is based on a discounted cash flow approach using the third-party’s proprietary pricing models. The models use inputs such as projected prepayment speeds;  severity assumptions; recovery lag assumptions; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price depreciation/appreciation rates based on macroeconomic forecasts and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the bond including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs could materially change the expected timing of cash flows within these securities which is a significant factor in determining the fair value of the securities.

Other Invested Assets

As of March 31, 2015 and December 31, 2014, other invested assets include investments carried and measured at fair value on a recurring basis of $102 million and $95 million, respectively, and include primarily investments in the global property catastrophe risk market and investment in a fund that invests primarily in senior loans and bonds. Both of these investments were classified as Level 3. Other invested assets also include fixed-maturity securities classified as trading carried as Level 2.

Other Assets

Committed Capital Securities

The fair value of committed capital securities ("CCS"), which is recorded in other assets on the consolidated balance sheets, represents the difference between the present value of remaining expected put option premium payments under AGC’s CCS (the “AGC CCS”) and AGM’s Committed Preferred Trust Securities (the “AGM CPS”) agreements, and the estimated present value that the Company would hypothetically have to pay currently for a comparable security (see Note 15, Long Term Debt and Credit Facilities). The AGC CCS and AGM CPS are carried at fair value with changes in fair value recorded on the consolidated statement of operations. The estimated current cost of the Company’s CCS is based on several factors, including broker-dealer quotes for the outstanding securities, AGM and AGC CDS spreads, the U.S. dollar forward swap curve, London Interbank Offered Rate ("LIBOR") curve projections and the term the securities are estimated to remain outstanding.

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

The fair value of the Company’s credit derivative contracts represents the difference between the present value of remaining premiums the Company expects to receive or pay and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge or pay at the reporting date for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the CDS contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. Consistent with previous years, market conditions at March 31, 2015 were such that market prices of the Company’s CDS contracts were not available.

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

•Gross spread.

•The allocation of gross spread among:

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

The rates used to discount future expected premium cash flows ranged from 0.18% to 2.32% at March 31, 2015 and 0.26% to 2.70% at December 31, 2014.

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

•	Actual collateral specific credit spreads (if up-to-date and reliable market-based spreads are available).

•	Deals priced or closed during a specific quarter within a specific asset class and specific rating. There were no deals closed during the period presented.

•	Credit spreads interpolated based upon market indices.

•	Credit spreads provided by the counterparty of the CDS.

•	Credit spreads extrapolated based upon transactions of similar asset classes, similar ratings, and similar time to maturity.

Information by Credit Spread Type (1)

	As of March 31, 2015	As of December 31, 2014
Based on actual collateral specific spreads	9%	9%
Based on market indices	81%	82%
Provided by the CDS counterparty	10%	9%
Total	100%	100%
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

The premium the Company receives is referred to as the “net spread.” The Company’s pricing model takes into account not only how credit spreads on risks that it assumes affect pricing, but also how the Company’s own credit spread affects the pricing of its deals. The Company’s own credit risk is factored into the determination of net spread based on the impact of changes in the quoted market price for credit protection bought on the Company, as reflected by quoted market prices on CDS referencing AGC or AGM. For credit spreads on the Company’s name the Company obtains the quoted price of CDS contracts traded on AGC and AGM from market data sources published by third parties. The cost to acquire CDS protection referencing AGC or AGM affects the amount of spread on CDS deals that the Company retains and, hence, their fair value. As the cost to acquire CDS protection referencing AGC or AGM increases, the amount of premium the Company retains on a deal generally decreases. As the cost to acquire CDS protection referencing AGC or AGM decreases, the amount of premium the Company retains on a deal generally increases. In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts. Given the current market conditions and the Company’s own credit spreads, approximately 20% and 21% based on number of deals, of the Company's CDS contracts are fair valued using this minimum premium as of March 31, 2015 and December 31, 2014, respectively. The percentage of deals that price using the minimum premiums fluctuates due to changes in AGM's and AGC's credit spreads. In general when AGM's and AGC's credit spreads narrow, the cost to hedge AGM's and AGC's name declines and more transactions price above previously established floor levels. Meanwhile, when AGM's and AGC's credit spreads widen, the cost to hedge AGM's and AGC's name increases causing more transactions to price at previously established floor levels. The Company corroborates the assumptions in its fair value model, including the portion of exposure to AGC and AGM hedged by its counterparties, with independent third parties each reporting period. The current level of AGC’s and AGM’s own credit spread has resulted in the bank or deal originator hedging a significant portion of its exposure to AGC and AGM. This reduces the amount of contractual cash flows AGC and AGM can capture as premium for selling its protection.

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

The primary weaknesses of the Company’s CDS modeling techniques are:

•	There is no exit market or actual exit transactions. Therefore the Company’s exit market is a hypothetical one based on the Company’s entry market.

•	There is a very limited market in which to validate the reasonableness of the fair values developed by the Company’s model.

•	At March 31, 2015 and December 31, 2014, the markets for the inputs to the model were highly illiquid, which impacts their reliability.

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

Not Carried at Fair Value

Financial Guaranty Insurance Contracts

The fair value of the Company’s financial guaranty contracts accounted for as insurance was based on management’s estimate of what a similarly rated financial guaranty insurance company would demand to acquire the Company’s in-force book of financial guaranty insurance business. This amount was based on the pricing assumptions management has observed for portfolio transfers and acquisitions that have occurred in the financial guaranty market and included adjustments to the carrying value of unearned premium reserve for stressed losses, ceding commissions and return on capital. The significant inputs were not readily observable. The Company accordingly classified this fair value measurement as Level 3.

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
As of March 31, 2015

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed-maturity securities
Obligations of state and political subdivisions	$5,458	$—	$5,450	$8
U.S. government and agencies	497	—	497	—
Corporate securities	1,399	—	1,320	79
Mortgage-backed securities:
RMBS	1,185	—	802	383
Commercial mortgage-backed securities ("CMBS")	600	—	600	—
Asset-backed securities	401	—	175	226
Foreign government securities	293	—	293	—
Total fixed-maturity securities	9,833	—	9,137	696
Short-term investments	349	172	177	—
Other invested assets (1)	107	0	26	81
Credit derivative assets	77	—	—	77
FG VIEs’ assets, at fair value (2)	1,495	—	—	1,495
Other assets	84	30	17	37
Total assets carried at fair value	$11,945	$202	$9,357	$2,386
Liabilities:
Credit derivative liabilities	$859	$—	$—	$859
FG VIEs’ liabilities with recourse, at fair value	1,278	—	—	1,278
FG VIEs’ liabilities without recourse, at fair value	145	—	—	145
Total liabilities carried at fair value	$2,282	$—	$—	$2,282

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2014

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed-maturity securities
Obligations of state and political subdivisions	$5,795	$—	$5,757	$38
U.S. government and agencies	665	—	665	—
Corporate securities	1,368	—	1,289	79
Mortgage-backed securities:
RMBS	1,285	—	860	425
CMBS	659	—	659	—
Asset-backed securities	417	—	189	228
Foreign government securities	302	—	302	—
Total fixed-maturity securities	10,491	—	9,721	770
Short-term investments	767	359	408	—
Other invested assets (1)	100	0	17	83
Credit derivative assets	68	—	—	68
FG VIEs’ assets, at fair value (2)	1,398	—	—	1,398
Other assets	78	26	17	35
Total assets carried at fair value	$12,902	$385	$10,163	$2,354
Liabilities:
Credit derivative liabilities	$963	$—	$—	$963
FG VIEs’ liabilities with recourse, at fair value	1,277	—	—	1,277
FG VIEs’ liabilities without recourse, at fair value	142	—	—	142
Total liabilities carried at fair value	$2,382	$—	$—	$2,382
____________________

(1)	Includes Level 3 mortgage loans that are recorded at fair value on a non-recurring basis.

(2)	Exclude restricted cash.

Changes in Level 3 Fair Value Measurements

The table below presents a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during First Quarter 2015 and 2014.

Fair Value Level 3 Rollforward
Recurring Basis
First Quarter 2015

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		Other Invested Assets		FG VIEs’ Assets at Fair Value		Other Assets		Credit Derivative Asset (Liability), net(5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2014	$38		$79		$425		$228		$78		$1,398		$35		$(895)		$(1,277)		$(142)
Total pretax realized and unrealized gains/(losses) recorded in:(1)
Net income (loss)	3	(2)	2	(2)	9	(2)	(2)	(2)	(4)	(2)	23	(3)	2	(4)	124	(6)	93	(3)	(5)	(3)
Other comprehensive income (loss)	(2)		(2)		5		1		2		—		—		—		—		—
Purchases	—		—		9		—		—		—		—		—		—		—
Settlements	(31)	(7)	—		(65)		(1)		0		(30)		—		(11)		37		2
FG VIE consolidations	—		—		—		—		—		104		—		—		(131)		—
FG VIE deconsolidations	—		—		—		—		—		—		—		—		—		—
Fair value as of March 31, 2015	$8		$79		$383		$226		$76		$1,495		$37		$(782)		$(1,278)		$(145)
Change in unrealized gains/(losses) related to financial instruments held as of March 31, 2015	$0		$(2)		$7		$1		$2		$34		$2		$103		$(6)		$(4)

Fair Value Level 3 Rollforward
Recurring Basis
First Quarter 2014

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset-Backed Securities		Other Invested Assets		FG VIEs’ Assets at Fair Value		Other Assets		Credit Derivative Asset (Liability), net(5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2013	$36		$136		$290		268		$2		$2,565		$46		$(1,693)		$(1,790)		$(1,081)
Total pretax realized and unrealized gains/(losses) recorded in:(1)
Net income (loss)	1	(2)	3	(2)	4	(2)	7	(2)	—		82	(3)	(9)	(4)	(211)	(6)	(72)	(3)	(9)	(3)
Other comprehensive income (loss)	1		4		14		8		1		—		—		—		—		—
Purchases	—		—		53		—		45	(7)	—		—		—		—		—
Settlements	—		(5)		(15)		(31)		—		(286)		—		(19)		269		12
FG VIE consolidations	—		—		—		—		—		—		—		—		—		—
FG VIE deconsolidations	—		—		13		—		—		(1,104)		—		—		247		977
Fair value as of March 31, 2014	$38		$138		$359		$252		$48		$1,257		$37		$(1,923)		$(1,346)		$(101)
Change in unrealized gains/(losses) related to financial instruments held as of March 31, 2014	$1		$4		$15		$7		$1		$25		$(9)		$(232)		$(28)		$(10)
______________

(1)
Realized and unrealized gains (losses) from changes in values of Level 3 financial instruments represent gains (losses) from changes in values of those financial instruments only for the periods in which the instruments were classified as Level 3.

(2)	Included in net realized investment gains (losses) and net investment income.

(3)	Included in fair value gains (losses) on FG VIEs.

(4)	Recorded in fair value gains (losses) on CCS.

(5)	Represents net position of credit derivatives. The consolidated balance sheet presents gross assets and liabilities based on net counterparty exposure.

(6)	Reported in net change in fair value of credit derivatives.

(7)	Includes a non-cash transaction.

Level 3 Fair Value Disclosures

Quantitative Information About Level 3 Fair Value Inputs
At March 31, 2015

Financial Instrument Description (1)	Fair Value at March 31, 2015 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Assets:
Fixed-maturity securities:
Obligations of state and political subdivisions	$8	Rate of inflation	1.0%	-	3.0%	2.0%
		Cash flow receipts	0.5%	-	20.9%	12.9%
		Yield	4.6%
		Collateral recovery period	4 months	-	8.3 years	4.3 years

Corporate securities	79	Yield	18.0%

RMBS	383	CPR	0.3%	-	7.5%	3.4%
		CDR	2.4%	-	11.6%	5.5%
		Loss severity	50.0%	-	100.0%	72.4%
		Yield	4.2%	-	10.0%	5.9%
Asset-backed securities:
Investor owned utility	96	Cash flow receipts	100.0%
		Collateral recovery period	3.8 years
		Discount factor	7.0%

Triple-X life insurance transactions	130	Yield	6.8%

Other invested assets	81	Discount for lack of liquidity	20.0%
		Recovery on delinquent loans	40.0%
		Default rates	0.0%	-	7.0%	6.1%
		Loss severity	40.0%	-	75.0%	68.7%
		Prepayment speeds	6.0%	-	15.0%	12.0%
		Net asset value (per share)	$966	-	$1,147	$1,046

FG VIEs’ assets, at fair value	1,495	CPR	0.3%	-	11.0%	2.6%
		CDR	1.7%	-	13.1%	4.2%
		Loss severity	36.0%	-	100.0%	64.2%
		Yield	2.7%	-	16.7%	6.4%

Financial Instrument Description (1)	Fair Value at March 31, 2015 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Other assets	37	Quotes from third party pricing	$51	-	$60	$56
		Term (years)	5 years

Liabilities:
Credit derivative liabilities, net	(782)	Year 1 loss estimates	0.0%	-	50.0%	1.7%
		Hedge cost (in bps)	15.0	-	255.8	57.4
		Bank profit (in bps)	1.0	-	990.0	124.8
		Internal floor (in bps)	7.0	-	100.0	16.3
		Internal credit rating	AAA	-	CCC	AA

FG VIEs’ liabilities, at fair value	(1,423)	CPR	0.3%	-	11.0%	2.6%
		CDR	1.7%	-	13.1%	4.2%
		Loss severity	36.0%	-	100.0%	64.2%
		Yield	2.7%	-	16.7%	5.5%
___________________

(1)	Discounted cash flow is used as valuation technique for all financial instruments.

Quantitative Information About Level 3 Fair Value Inputs
At December 31, 2014

Financial Instrument Description (1)	Fair Value at December 31, 2014 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Assets:
Fixed-maturity securities:
Obligations of state and political subdivisions	$38	Rate of inflation	1.0%	-	3.0%	2.0%
		Cash flow receipts	0.5%	-	74.3%	63.0%
		Discount rates	4.6%	-	8.0%	7.3%
		Collateral recovery period	1 month	-	34 years	28 years

Corporate securities	79	Yield	17.8%

RMBS	425	CPR	0.3%	-	8.1%	3.3%
		CDR	2.7%	-	10.6%	5.3%
		Loss severity	52.6%	-	100.0%	75.2%
		Yield	4.7%	-	11.7%	6.4%
Asset-backed securities:
Investor owned utility	95	Cash flow receipts	100%
		Collateral recovery period	4 years
		Discount factor	7.0%

Triple-X life insurance transactions	133	Yield	7.3%

Other invested assets	83	Discount for lack of liquidity	20.0%
		Recovery on delinquent loans	40.0%
		Default rates	0.0%	-	7.0%	5.8%
		Loss severity	40.0%	-	75.0%	68.3%
		Prepayment speeds	5.0%	-	15.0%	12.3%
		Net asset value (per share)	$965	-	$1,159	$1,082

FG VIEs’ assets, at fair value	1,398	CPR	0.3%	-	11.0%	3.3%
		CDR	1.6%	-	11.8%	5.1%
		Loss severity	40.0%	-	100.0%	82.2%
		Yield	2.7%	-	17.7%	7.9%

Financial Instrument Description (1)	Fair Value at December 31, 2014 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Other assets	35	Quotes from third party pricing	$52	-	$61	$57
		Term (years)	5 years

Liabilities:
Credit derivative liabilities, net	(895)	Year 1 loss estimates	0.0%	-	93.0%	2.1%
		Hedge cost (in bps)	20.0	-	243.8	61.5
		Bank profit (in bps)	1.0	-	994.4	127.0
		Internal floor (in bps)	7.0	-	100.0	15.9
		Internal credit rating	AAA	-	CCC	AA+

FG VIEs’ liabilities, at fair value	(1,419)	CPR	0.3%	-	11.0%	3.3%
		CDR	1.6%	-	11.8%	5.1%
		Loss severity	40.0%	-	100.0%	82.2%
		Yield	2.7%	-	17.7%	5.8%
____________________

(1)	Discounted cash flow is used as valuation technique for all financial instruments.

The carrying amount and estimated fair value of the Company’s financial instruments are presented in the following table.

Fair Value of Financial Instruments

	As of March 31, 2015		As of December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets:
Fixed-maturity securities	$9,833	$9,833	$10,491	$10,491
Short-term investments	349	349	767	767
Other invested assets	114	116	108	110
Credit derivative assets	77	77	68	68
FG VIEs’ assets, at fair value	1,495	1,495	1,398	1,398
Other assets	189	189	184	184
Liabilities:
Financial guaranty insurance contracts(1)	3,719	6,343	3,823	6,205
Long-term debt	1,304	1,609	1,303	1,603
Credit derivative liabilities	859	859	963	963
FG VIEs’ liabilities with recourse, at fair value	1,278	1,278	1,277	1,277
FG VIEs’ liabilities without recourse, at fair value	145	145	142	142
Other liabilities	72	72	27	27
____________________

(1)	Carrying amount includes the assets and liabilities related to financial guaranty insurance contract premiums, losses, and salvage and subrogation and other recoverables net of reinsurance.

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

Credit Derivative Net Par Outstanding by Sector

The estimated remaining weighted average life of credit derivatives was 4.7 years at March 31, 2015 and 4.7 years at December 31, 2014. The components of the Company’s credit derivative net par outstanding are presented below.

Credit Derivatives
Subordination and Ratings

	As of March 31, 2015				As of December 31, 2014
Asset Type	Net Par Outstanding	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Rating	Net Par Outstanding	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Rating
	(dollars in millions)
Pooled corporate obligations:
Collateralized loan obligation/collateral bond obligations	$10,372	32.0%	37.7%	AAA	$11,688	32.0%	36.9%	AAA
Synthetic investment grade pooled corporate	6,363	22.3	20.2	AAA	7,640	22.6	20.6	AAA
TruPS CDOs	2,948	45.6	37.5	BBB-	3,119	45.3	35.8	BBB-
Market value CDOs of corporate obligations	1,052	17.0	15.7	AAA	1,174	19.1	20.7	AAA
Total pooled corporate obligations	20,735	30.2	31.2	AAA	23,621	30.1	30.7	AAA
U.S. RMBS:
Option ARM and Alt-A first lien	1,321	16.2	10.5	BB+	1,378	16.3	10.7	BB+
Subprime first lien	1,315	31.3	49.9	A	1,366	31.1	50.5	A
Prime first lien	213	10.9	0.0	B	223	10.9	0.0	B
Closed-end second lien	19	—	—	CCC	19	—	—	CCC
Total U.S. RMBS	2,868	24.8	33.3	BBB	2,986	24.8	33.9	BBB
CMBS	1,785	35.9	45.5	AAA	1,952	35.3	43.6	AAA
Other	6,343	—	—	A	6,437	—	—	A
Total	$31,731			AA	$34,996			AA+
____________________

(1)	Represents the sum of subordinate tranches and over-collateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

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

The Company’s exposure to “Other” CDS contracts is also highly diversified. It includes $1.9 billion of exposure to one pooled infrastructure transaction comprising diversified pools of international infrastructure project transactions and loans to regulated utilities. These pools were all structured with underlying credit enhancement sufficient for the Company to attach at AAA levels at origination. The remaining $4.4 billion of exposure in “Other” CDS contracts comprises numerous deals across various asset classes, such as commercial receivables, international RMBS, infrastructure, regulated utilities and consumer receivables.

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	As of March 31, 2015		As of December 31, 2014
Ratings	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
AAA	$19,132	60.3%	$21,817	62.3%
AA	5,195	16.4	5,398	15.4
A	1,865	5.9	1,982	5.7
BBB	2,616	8.2	2,774	8.0
BIG	2,923	9.2	3,025	8.6
Credit derivative net par outstanding	$31,731	100.0%	$34,996	100.0%

Fair Value of Credit Derivatives

Net Change in Fair Value of Credit Derivatives Gain (Loss)

	First Quarter
	2015	2014
	(in millions)
Realized gains on credit derivatives (1)	$23	$20
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	(2)	(1)
Realized gains (losses) and other settlements on credit derivatives	21	19
Net change in unrealized gains (losses) on credit derivatives:
Pooled corporate obligations	17	(58)
U.S. RMBS	75	(140)
CMBS	0	0
Other	11	(32)
Net change in unrealized gains (losses) on credit derivatives	103	(230)
Net change in fair value of credit derivatives	$124	$(211)
____________________

(1)
Includes realized gain due to terminations of CDS contracts of $11 million and $0.2 million for First Quarter 2015 and First Quarter 2014, respectively. Net par of $93 million and $1.1 billion were terminated in First Quarter 2015 and First Quarter 2014, respectively. CDS terminations reflect a payment received from the resolution of a dispute related to a termination of CDS in 2008.

     During First Quarter 2015, unrealized fair value gains were generated primarily in the U.S. RMBS prime first lien and Option ARM sectors. The change in fair value of credit derivatives in First Quarter 2015 was primarily due to a refinement in methodology to address an instance in a U.S. RMBS transaction where the Company now expects recoveries.  This refinement resulted in approximately $49 million in fair value gains in First Quarter 2015. In addition, there were unrealized gains in the TruPS CDO and Other sectors as result of price improvements on the underlying collateral. The changes in the Company’s CDS spreads did not have a material impact during the quarter.

During First Quarter 2014, unrealized fair value losses were generated primarily in the U.S. RMBS prime first lien, Alt-A, Option ARM and subprime sectors, as well as pooled corporate obligations, due to wider implied net spreads. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC’s name as the market cost of AGC’s credit protection decreased significantly during the period. These transactions were pricing at or above their floor levels; therefore when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, decreased, the implied spreads that the Company would expect to receive on these transactions increased. The cost of AGM’s credit protection also decreased during First Quarter 2014 generating unrealized fair value losses on a Triple-X life insurance securitization transaction, due to wider implied net spreads. This did not have a significant impact on the remainder of AGM’s portfolio, as a significant portion of AGM’s policies continue to price at floor levels.

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

Five-Year CDS Spread
on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of March 31, 2015	As of December 31, 2014	As of March 31, 2014	As of December 31, 2013
AGC	317	323	291	460
AGM	341	325	305	525

One-Year CDS Spread
on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of March 31, 2015	As of December 31, 2014	As of March 31, 2014	As of December 31, 2013
AGC	60	80	55	185
AGM	80	85	70	220

Fair Value of Credit Derivatives Assets (Liabilities)
and Effect of AGC and AGM
Credit Spreads

	As of March 31, 2015	As of December 31, 2014
	(in millions)
Fair value of credit derivatives before effect of AGC and AGM credit spreads	$(1,820)	$(2,029)
Plus: Effect of AGC and AGM credit spreads	1,038	1,134
Net fair value of credit derivatives	$(782)	$(895)

The fair value of CDS contracts at March 31, 2015, before considering the implications of AGC’s and AGM’s credit spreads, is a direct result of continued wide credit spreads in the fixed income security markets and ratings downgrades. The asset classes that remain most affected are 2005-2007 vintages of prime first lien, Alt-A, Option ARM, subprime RMBS deals as well as TruPS and pooled corporate securities. Comparing March 31, 2015 with December 31, 2014, there was a narrowing of spreads primarily related to Alt-A first lien, Option ARM, and subprime RMBS transactions, as well as the Company's pooled corporate obligations. This narrowing of spreads combined with the runoff of par outstanding and termination of CDS contracts, resulted in a gain of approximately $209 million, before taking into account AGC’s or AGM’s credit spreads.

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

Net Fair Value and Expected Losses
of Credit Derivatives by Sector

	Fair Value of Credit Derivative Asset (Liability), net		Expected Loss to be (Paid) Recovered (1)
Asset Type	As of March 31, 2015	As of December 31, 2014	As of March 31, 2015	As of December 31, 2014
	(in millions)
Pooled corporate obligations	$(22)	$(49)	$(13)	$(23)
U.S. RMBS	(419)	(494)	(66)	(73)
CMBS	0	0	—	—
Other	(341)	(352)	37	38
Total	$(782)	$(895)	$(42)	$(58)
____________________

(1)	Includes R&W benefit of $75 million as of March 31, 2015 and $86 million as of December 31, 2014.

Ratings Sensitivities of Credit Derivative Contracts

Within the Company's insured CDS portfolio, the transaction documentation for approximately $5.7 billion in CDS gross par insured as of March 31, 2015 requires AGC and AGRO to post eligible collateral to secure its obligations to make payments under such contracts. Eligible collateral is generally cash or U.S. government or agency securities; eligible collateral other than cash is valued at a discount to the face amount.

•
For approximately $5.5 billion of such contracts, AGC has negotiated caps such that the posting requirement cannot exceed a certain fixed amount, regardless of the mark-to-market valuation of the exposure or the financial strength ratings of AGC. For such contracts, AGC need not post on a cash basis more than $665 million, although the value of the collateral posted may exceed such fixed amount depending on the advance rate agreed with the counterparty for the particular type of collateral posted.

•
For the remaining approximately $241 million of such contracts, AGC or AGRO could be required from time to time to post additional collateral without such cap based on movements in the mark-to-market valuation of the underlying exposure.

As of March 31, 2015, the Company posted approximately $356 million to secure obligations under its CDS exposure, of which approximately $21 million related to such $241 million of notional. As of December 31, 2014, the Company posted approximately $376 million, of which approximately $25 million related to $242 million of notional where AGC or AGRO could be required to post additional collateral based on movements in the mark-to-market valuation of the underlying exposure.

Sensitivity to Changes in Credit Spread

The following table summarizes the estimated change in fair values on the net balance of the Company’s credit derivative positions assuming immediate parallel shifts in credit spreads on AGC and AGM and on the risks that they both assume.

Effect of Changes in Credit Spread
As of March 31, 2015

Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
100% widening in spreads	$(1,590)	$(808)
50% widening in spreads	(1,186)	(404)
25% widening in spreads	(986)	(204)
10% widening in spreads	(864)	(82)
Base Scenario	(782)	—
10% narrowing in spreads	(706)	76
25% narrowing in spreads	(593)	189
50% narrowing in spreads	(407)	375
 ____________________

(1)	Includes the effects of spreads on both the underlying asset classes and the Company’s own credit spread.

9.	Consolidated Variable Interest Entities

The Company provides financial guaranties with respect to debt obligations of special purpose entities, including VIEs. Assured Guaranty does not act as the servicer or collateral manager for any VIE obligations insured by its companies. The transaction structure generally provides certain financial protections to the Company. This financial protection can take several forms, the most common of which are overcollateralization, first loss protection (or subordination) and excess spread. In the case of overcollateralization (i.e., the principal amount of the securitized assets exceeds the principal amount of the structured finance obligations guaranteed by the Company), the structure allows defaults of the securitized assets before a default is experienced on the structured finance obligation guaranteed by the Company. In the case of first loss, the financial guaranty insurance policy only covers a senior layer of losses experienced by multiple obligations issued by special purpose entities, including VIEs. The first loss exposure with respect to the assets is either retained by the seller or sold off in the form of equity or mezzanine debt to other investors. In the case of excess spread, the financial assets contributed to special purpose entities, including VIEs, generate cash flows that are in excess of the interest payments on the debt issued by the special purpose entity. Such excess spread is typically distributed through the transaction’s cash flow waterfall and may be used to create additional credit enhancement, applied to redeem debt issued by the special purpose entities, including VIEs (thereby, creating additional overcollateralization), or distributed to equity or other investors in the transaction.

Assured Guaranty is not primarily liable for the debt obligations issued by the VIEs it insures and would only be required to make payments on those insured debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due and only for the amount of the shortfall. AGL’s and its Subsidiaries’ creditors do not have any rights with regard to the collateral supporting the debt issued by the FG VIEs. Proceeds from sales, maturities, prepayments and interest from such underlying collateral may only be used to pay Debt Service on VIE liabilities. Net fair value gains and losses on FG VIEs are expected to reverse to zero at maturity of the VIE debt, except for net premiums received and net claims paid by Assured Guaranty under the financial guaranty insurance contract. The Company’s estimate of expected loss to be paid for FG VIEs is included in Note 5, Expected Loss to be Paid.

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

Consolidated FG VIEs

Number of FG VIEs Consolidated

	First Quarter
	2015	2014

Beginning of the period, December 31	32	40
Consolidated (1)	1	—
Deconsolidated (1)	—	(7)
Matured	—	(2)
End of the period, March 31	33	31
____________________

(1)
Net loss on consolidation was $26 million in First Quarter 2015, and net gain on deconsolidation was $120 million in First Quarter 2014, and recorded in “fair value gains (losses) on FG VIEs” in the consolidated statement of operations.

The total unpaid principal balance for the FG VIEs’ assets that were over 90 days or more past due was approximately $218 million at March 31, 2015 and $183 million at December 31, 2014. The aggregate unpaid principal of the FG VIEs’ assets was approximately $942 million greater than the aggregate fair value at March 31, 2015, excluding the effect of R&W settlements. The aggregate unpaid principal of the FG VIEs’ assets was approximately $941 million greater than the aggregate fair value at December 31, 2014, excluding the effect of R&W settlements. The change in the instrument-specific credit risk of the FG VIEs’ assets held as of March 31, 2015 that was recorded in the consolidated statements of operations for First Quarter 2015 were gains of $18 million. The change in the instrument-specific credit risk of the FG VIEs’ assets held as of March 31, 2014 that was recorded in the consolidated statements of operations for First Quarter 2014 were gains of $58 million. To calculate the instrument specific credit risk, the changes in the fair value of the FG VIE assets are allocated between those changes that are due to the instrument specific credit risk and those are due to other factors, including interest rates. The instrument specific credit risk amount is determined by using expected contractual cash flows versus current expected cash flows discounted at original contractual rate. The net present value is calculated by discounting the expected cash flows of the underlying security, excluding the Company’s financial guaranty insurance, at the relevant effective interest rate.

The unpaid principal for FG VIE liabilities with recourse was $2,017 million and $1,912 million as of March 31, 2015 and December 31, 2014, respectively. FG VIE liabilities with recourse will mature at various dates ranging from 2025 to 2046. The aggregate unpaid principal balance of the FG VIE liabilities with and without recourse was approximately $1,014 million greater than the aggregate fair value of the FG VIEs’ liabilities as of March 31, 2015. The aggregate unpaid principal balance was approximately $916 million greater than the aggregate fair value of the FG VIEs' liabilities as of December 31, 2014.

The table below shows the carrying value of the consolidated FG VIEs’ assets and liabilities in the consolidated financial statements, segregated by the types of assets that collateralize their respective debt obligations for FG VIE liabilities with recourse.

Consolidated FG VIEs
By Type of Collateral

	As of March 31, 2015		As of December 31, 2014
	Assets	Liabilities	Assets	Liabilities
	(in millions)
With recourse:
U.S. RMBS first lien	$739	$591	$632	$581
U.S. RMBS second lien	228	322	238	327
Other	365	365	369	369
Total with recourse	1,332	1,278	1,239	1,277
Without recourse	167	145	163	142
Total	$1,499	$1,423	$1,402	$1,419

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

Effect of Consolidating FG VIEs on Net Income,
Cash Flows From Operating Activities and Shareholders’ Equity

	First Quarter
	2015	2014

Net earned premiums	$(5)	$(17)
Net investment income	(3)	(3)
Fair value gains (losses) on FG VIEs	(7)	157
Other income (loss)	0	(2)
Loss and LAE	5	(1)
Effect on net income before tax	(10)	134
Less: tax provision (benefit)	(4)	47
Effect on net income (loss)	$(6)	$87

Effect on cash flows from operating activities	$18	$(8)

	As of March 31, 2015	As of December 31, 2014
	(in millions)
Effect on shareholders’ equity (decrease) increase	$(49)	$(44)

Fair value gains (losses) on FG VIEs represent the net change in fair value on the consolidated FG VIEs’ assets and liabilities. During First Quarter 2015, the Company recorded a pre-tax net fair value loss on consolidated FG VIEs of $7 million. The primary driver of the loss was a pre-tax net fair value loss of $26 million on the consolidation of one new FG VIE. The net fair value loss on consolidation was partially offset by net mark-to-market gains due to price application on the FG VIE assets during the quarter resulting from improvements in the underlying collateral.

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

Non-Consolidated VIEs

As of March 31, 2015 and December 31, 2014, the Company had issued financial guaranty contracts for approximately 900 and 930 VIEs, respectively, that it did not consolidate. To date, the Company’s analyses have indicated that it does not have a controlling financial interest in any other VIEs and, as a result, they are not consolidated in the consolidated financial statements. The Company’s exposure provided through its financial guaranties with respect to debt obligations of special purpose entities is included within net par outstanding in Note 3, Outstanding Exposure.

10.	Investments and Cash

Net Investment Income and Realized Gains (Losses)

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets. Accrued investment income was $93 million and $98 million as of March 31, 2015 and December 31, 2014, respectively.

Net Investment Income

	First Quarter
	2015	2014
	(in millions)
Income from fixed-maturity securities managed by third parties	$82	$80
Income from internally managed securities:
Fixed maturities	15	20
Other invested assets	6	5
Gross investment income	103	105
Investment expenses	(2)	(2)
Net investment income	$101	$103

Net Realized Investment Gains (Losses)

	First Quarter
	2015	2014
	(in millions)
Gross realized gains on available-for-sale securities	$24	$4
Gross realized gains on other assets in investment portfolio	1	5
Gross realized losses on available-for-sale securities	(1)	(2)
Gross realized losses on other assets in investment portfolio	(1)	0
Other-than-temporary impairment	(7)	(5)
Net realized investment gains (losses)	$16	$2

The following table presents the roll-forward of the credit losses of fixed-maturity securities for which the Company has recognized an other-than-temporary-impairment and where the portion of the fair value adjustment related to other factors was recognized in other comprehensive income ("OCI").

Roll Forward of Credit Losses
in the Investment Portfolio

	First Quarter
	2015	2014
	(in millions)
Balance, beginning of period	$124	$80
Additions for credit losses on securities for which an other-than-temporary-impairment was not previously recognized	—	1
Reductions for securities sold and other settlement during the period	(21)	—
Additions for credit losses on securities for which an other-than-temporary-impairment was previously recognized	3	4
Balance, end of period	$106	$85

Investment Portfolio

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of March 31, 2015

Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI(2) Gain (Loss) on Securities with Other-Than-Temporary Impairment	Weighted Average Credit Rating (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	52%	$5,099	$361	$(2)	$5,458	$4	AA
U.S. government and agencies	5	464	33	0	497	—	AA+
Corporate securities	14	1,340	65	(6)	1,399	(4)	A
Mortgage-backed securities(4):	0
RMBS	12	1,145	56	(16)	1,185	5	A
CMBS	6	573	27	0	600	—	AAA
Asset-backed securities	4	394	7	—	401	3	BBB-
Foreign government securities	3	295	6	(8)	293	0	AA+
Total fixed-maturity securities	96	9,310	555	(32)	9,833	8	AA-
Short-term investments	4	349	0	0	349	—	AAA
Total investment portfolio	100%	$9,659	$555	$(32)	$10,182	$8	AA-

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of December 31, 2014

Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Gain (Loss) on Securities with Other-Than-Temporary Impairment	Weighted Average Credit Rating (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	50%	$5,416	$380	$(1)	$5,795	$7	AA
U.S. government and agencies	6	635	31	(1)	665	—	AA+
Corporate securities	12	1,320	53	(5)	1,368	(2)	A
Mortgage-backed securities(4):
RMBS	12	1,255	51	(21)	1,285	0	A-
CMBS	6	639	20	0	659	—	AAA
Asset-backed securities	4	411	9	(3)	417	3	BBB-
Foreign government securities	3	296	8	(2)	302	—	AA+
Total fixed-maturity securities	93	9,972	552	(33)	10,491	8	AA-
Short-term investments	7	767	0	0	767	0	AA+
Total investment portfolio	100%	$10,739	$552	$(33)	$11,258	$8	AA-
____________________

(1)	Based on amortized cost.

(2)	Accumulated OCI. See also Note 17, Shareholders' Equity.

(3)
Ratings in the tables above represent the lower of the Moody’s and S&P classifications except for bonds purchased for loss mitigation or risk management strategies, which use internal ratings classifications. The Company’s portfolio consists primarily of high-quality, liquid instruments.

(4)	Government-agency obligations were approximately 47% of mortgage backed securities as of March 31, 2015 and 44% as of December 31, 2014 based on fair value.

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

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of March 31, 2015

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$189	$(2)	$5	$0	$194	$(2)
U.S. government and agencies	26	0	12	0	38	0
Corporate securities	194	(6)	5	0	199	(6)
Mortgage-backed securities:
RMBS	94	(1)	85	(15)	179	(16)
CMBS	21	0	2	0	23	0
Asset-backed securities	—	—	—	—	—	—
Foreign government securities	156	(8)	—	—	156	(8)
Total	$680	$(17)	$109	$(15)	$789	$(32)
Number of securities (1)		166		24		187
Number of securities with other-than-temporary impairment		2		3		5

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2014

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$64	$0	$25	$(1)	$89	$(1)
U.S. government and agencies	139	0	68	(1)	207	(1)
Corporate securities	189	(3)	104	(2)	293	(5)
Mortgage-backed securities:
RMBS	205	(3)	159	(18)	364	(21)
CMBS	36	0	19	0	55	0
Asset-backed securities	56	(2)	18	(1)	74	(3)
Foreign government securities	108	(2)	0	0	108	(2)
Total	$797	$(10)	$393	$(23)	$1,190	$(33)
Number of securities (1)		125		82		198
Number of securities with other-than-temporary impairment		3		7		10
___________________

(1)
The number of securities does not add across because lots of the same securities have been purchased at different times and appear in both categories above (i.e. Less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

Of the securities in an unrealized loss position for 12 months or more as of March 31, 2015, four securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of March 31, 2015 was $14 million. The Company has determined that the unrealized losses recorded as of March 31, 2015 are yield related and not the result of other-than-temporary-impairment.

The amortized cost and estimated fair value of available-for-sale fixed maturity securities by contractual maturity as of March 31, 2015 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of March 31, 2015

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$156	$158
Due after one year through five years	1,706	1,763
Due after five years through 10 years	2,146	2,288
Due after 10 years	3,584	3,839
Mortgage-backed securities:
RMBS	1,145	1,185
CMBS	573	600
Total	$9,310	$9,833

The investment portfolio and miscellaneous other assets/liabilities contain securities and cash that are either held in trust for the benefit of third party reinsurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise restricted in the amount of $215 million and $236 million as of March 31, 2015 and December 31, 2014, respectively, based on fair value. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,420 million and $1,395 million as of March 31, 2015 and December 31, 2014, respectively, based on fair value.

The fair value of the Company’s pledged securities to secure its obligations under its CDS exposure totaled $356 million and $376 million as of March 31, 2015 and December 31, 2014, respectively.

No material investments of the Company were non-income producing for First Quarter 2015 and First Quarter 2014, respectively.

Internally Managed Portfolio

The investment portfolio tables shown above include both assets managed externally and internally. In the table below, more detailed information is provided for the component of the total investment portfolio that is internally managed (excluding short-term investments). The internally managed portfolio, as defined below, represents approximately 8% and 8% of the investment portfolio, on a fair value basis as of March 31, 2015 and December 31, 2014, respectively. The internally managed portfolio consists primarily of the Company's investments in securities for (i) loss mitigation purposes, (ii) other risk management purposes and (iii) where the Company believes a particular security presents an attractive investment opportunity.

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

Internally Managed Portfolio
Carrying Value

	As of March 31, 2015	As of December 31, 2014
	(in millions)
Assets purchased for loss mitigation and other risk management purposes:
Fixed-maturity securities	721	835
Other invested assets	41	46
Other	91	79
Total	$853	$960

11.	Insurance Company Regulatory Requirements

Contingency Reserves

On July 15, 2013, AGM and its wholly-owned subsidiary AGE (together, the "AGM Group") and AGC, were notified that the New York State Department of Financial Services ("NYDFS") and the Maryland Insurance Administration (“MIA”) do not object to the AGM Group and AGC, respectively, reassuming contingency reserves in the amount of approximately $250 million, in the case of the AGM Group, and $267 million, in the case of AGC, that they had ceded to AG Re and electing to cease ceding future contingency reserves to AG Re. The insurance regulators permitted the AGM Group and AGC to reassume the contingency reserves in increments over three years. As of March 31, 2015, the AGM Group and AGC had reassumed an aggregate of $428 million. One more installment remains to be reassumed in the third quarter of 2015, subject to the prior approval of the NYDFS, in the case of the AGM Group, and the MIA and the NYDFS, in the case of AGC.

With respect to the regular, quarterly contributions to contingency reserves required by the applicable Maryland and New York laws and regulations, such laws and regulations permit the discontinuation of such quarterly contributions to a company’s contingency reserves when such company’s aggregate contingency reserves for a particular line of business (i.e., municipal or non-municipal) exceed the sum of the company’s outstanding principal for each specified category of obligations within the particular line of business multiplied by the specified contingency reserve factor for each such category.  In accordance with such laws and regulations, and with the approval of the MIA and the NYDFS, respectively, AGC ceased making quarterly contributions to its contingency reserves for both municipal and non-municipal business and AGM ceased making quarterly contributions to its contingency reserves for non-municipal business, in each case beginning in the fourth quarter of 2014. Such cessations are expected to continue for as long as AGC and AGM satisfy the foregoing condition for their applicable line(s) of business.

Dividend Restrictions and Capital Requirements

Under New York insurance law, AGM may only pay dividends out of "earned surplus", which is the portion of a company's surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to shareholders as dividends or transferred to stated capital or capital surplus, or applied to other purposes permitted by law, but does not include unrealized appreciation of assets. AGM may pay dividends without the prior approval of the New York Superintendent of Financial Services ("New York Superintendent") that, together with all dividends declared or distributed by it during the preceding 12 months, does not exceed the lesser of 10% of its policyholders' surplus (as of the last annual or quarterly statement filed with the New York Superintendent) or 100% of its adjusted net investment income during that period. The maximum amount available during 2015 for AGM to distribute as dividends without regulatory approval is estimated to be approximately $221 million, of which approximately $40 million is estimated to be available for distribution in the second quarter of 2015.

Under Maryland's insurance law, AGC may, with prior notice to the Maryland Insurance Commissioner, pay an ordinary dividend that, together with all dividends paid in the prior 12 months, does not exceed 10% of its policyholders' surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. The maximum amount available during 2015 for AGC to distribute as ordinary dividends will be approximately $90 million, of which approximately $16 million is available for distribution in the second quarter of 2015.

MAC is a New York domiciled insurance company subject to the same dividend limitations described above for AGM. The Company does not currently anticipate that MAC will distribute any dividends.

Any distribution (including repurchase of shares) of any share capital, contributed surplus or other statutory capital) that would reduce AG Re's total statutory capital by 15% or more of its total statutory capital as set out in its previous year's financial statements requires the prior approval of the Bermuda Monetary Authority ("Authority"). Separately, dividends are paid out of an insurer's statutory surplus and cannot exceed that surplus. Further, annual dividends cannot exceed 25% of total statutory capital and surplus as set out in its previous year's financial statements, which is $279 million, without AG Re certifying to the Authority that it will continue to meet required margins. Based on the foregoing limitations, in 2015 AG Re has the capacity to (i) make capital distributions in an aggregate amount up to $127 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to the limit of its outstanding statutory surplus, which is $271 million. Such dividend capacity is further limited by the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements. As of March 31, 2015, AG Re had unencumbered assets of approximately $588 million.

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

Dividends and Surplus Notes
By Insurance Company Subsidiaries

	First Quarter
	2015	2014
	(in millions)
Dividends paid by AGC to AGUS	$20	$—
Dividends paid by AGM to AGMH	66	—
Dividends paid by AG Re to AGL	50	62
Repayment of surplus note by AGM to AGMH	25	25

12.Income Taxes

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

Provision for Income Taxes

The Company's provision for income taxes for interim financial periods is not based on an estimated annual effective rate due, for example, to the variability in fair value of its credit derivatives, which prevents the Company from projecting a reliable estimated annual effective tax rate and pretax income for the full year 2015. A discrete calculation of the provision is calculated for each interim period.

The effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, U.K. subsidiaries taxed at the U.K. blended marginal corporate tax rate of 20.25% unless subject to U.S. tax by election or as a U.S. controlled foreign corporation, and no taxes for the Company’s Bermuda subsidiaries unless subject to U.S. tax by election or as a U.S. controlled foreign corporation. For periods subsequent to April 1, 2015, the U.K. corporation tax rate has been reduced to 20%, for the period April 1, 2014 to April 1, 2015 the U.K. corporation tax rate was 21% resulting in a blended tax rate of 20.25% in 2015, and prior to April 1, 2014, the U.K. corporation tax rate was 23% resulting in a blended tax rate of 21.5% in 2014. The Company’s overall effective tax rate fluctuates based on the distribution of income across jurisdictions.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at statutory rates in taxable jurisdictions is presented below.

Effective Tax Rate Reconciliation

	First Quarter
	2015	2014
	(in millions)
Expected tax provision (benefit) at statutory rates in taxable jurisdictions	$77	$38
Tax-exempt interest	(14)	(14)
Change in liability for uncertain tax positions	1	1
Other	1	2
Total provision (benefit) for income taxes	$65	$27
Effective tax rate	24.2%	38.8%

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

The following table presents pretax income and revenue by jurisdiction.

Pretax Income (Loss) by Tax Jurisdiction

	First Quarter
	2015	2014
	(in millions)
United States	$223	$113
Bermuda	50	(37)
U.K.	(7)	(7)
Total	$266	$69

Revenue by Tax Jurisdiction

	First Quarter
	2015	2014
	(in millions)
United States	$300	$195
Bermuda	73	1
U.K.	(4)	(1)
Total	$369	$195

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
Uncertain Tax Positions

The Company's policy is to recognize interest and penalties related to uncertain tax positions in income tax expense and has accrued $0.5 million for First Quarter 2015 and $1 million for 2014. As of March 31, 2015 and December 31, 2014, the Company has accrued $5 million and $4.5 million of interest, respectively.

The total amount of unrecognized tax benefits as of March 31, 2015 and December 31, 2014, that would affect the effective tax rate, if recognized, was $29 million and $28 million, respectively.

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

The downgrade of the financial strength ratings of AG Re or of AGC gives certain ceding companies the right to recapture business they had ceded to AG Re and AGC, which would lead to a reduction in the Company's unearned premium reserve and related earnings on such reserve. With respect to a significant portion of the Company's in-force financial guaranty assumed business, based on AG Re's and AGC's current ratings and subject to the terms of each reinsurance agreement, the third party ceding company may have the right to recapture business it had ceded to AG Re and/or AGC, and in connection therewith, to receive payment from AG Re or AGC of an amount equal to the statutory unearned premium (net of ceding commissions) and statutory loss reserves (if any) associated with that business, plus, in certain cases, an additional ceding commission. As of March 31, 2015, if each third party insurer ceding business to AG Re and/or AGC had a right to recapture such business, and chose to exercise such right, the aggregate amounts that AG Re and AGC could be required to pay to all such companies would be approximately $81 million and $48 million, respectively.

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

In First Quarter 2014, the Company entered into commutation agreements to reassume previously ceded business consisting of approximately $856 million par of almost exclusively U.S. public finance and European (predominantly UK) utility and infrastructure exposures outstanding as of February 28, 2014. For such reassumptions, the Company received the statutory unearned premium outstanding as of the commutation dates plus, in one case, a commutation premium. There were no commutations in First Quarter 2015.

The following table presents the components of premiums and losses reported in the consolidated statement of operations and the contribution of the Company's Assumed and Ceded Businesses.

Effect of Reinsurance on Statement of Operations

	First Quarter
	2015	2014
	(in millions)
Premiums Written:
Direct	$29	$31
Assumed(1)	3	(1)
Ceded	0	(24)
Net	$32	$6
Premiums Earned:
Direct	$148	$140
Assumed	10	11
Ceded	(16)	(19)
Net	$142	$132
Loss and LAE:
Direct	$26	$34
Assumed	(7)	6
Ceded	(1)	1
Net	$18	$41
____________________

(1)	Negative assumed premiums written were due to change in expected Debt Service schedules.

Other Monoline Exposures

In addition to assumed and ceded reinsurance arrangements, the Company may also have exposure to some financial guaranty reinsurers (i.e., monolines) in other areas. Second-to-pay insured par outstanding represents transactions the Company has insured that were previously insured by other monolines. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary insurer. Another area of exposure is in the investment portfolio where the Company holds fixed-maturity securities that are wrapped by monolines and whose value may decline based on the rating of the monoline. As of March 31, 2015, based on fair value, the Company had fixed-maturity securities in its investment portfolio consisting of $291 million insured by National Public Finance Guarantee Corporation ("NPFGC"), $247 million insured by Ambac Assurance Corporation ("Ambac") and $32 million insured by other guarantors.

Exposure by Reinsurer

	Ratings at		Par Outstanding (1)
	May 6, 2015		As of March 31, 2015
Reinsurer	Moody’s Reinsurer Rating	S&P Reinsurer Rating	Ceded Par Outstanding	Second-to- Pay Insured Par Outstanding	Assumed Par Outstanding
	(dollars in millions)
American Overseas Reinsurance Company Limited (f/k/a Ram Re)	WR (2)	WR	$6,363	$—	$30
Tokio Marine & Nichido Fire Insurance Co., Ltd.	Aa3 (3)	AA- (3)	5,006	—	—
Radian Asset (4)	WR	NR	3,984	18	620
Syncora Guarantee Inc.	WR	WR	3,522	1,451	160
Mitsui Sumitomo Insurance Co. Ltd.	A1	A+ (3)	1,995	—	—
ACA Financial Guaranty Corp.	NR (5)	WR	745	1	—
Swiss Reinsurance Co.	Aa3	AA-	91	—	—
Ambac	WR	WR	82	4,796	13,281
NPFGC (6)	A3	AA-	—	6,061	5,724
MBIA	(7)	(7)	—	2,465	484
Financial Guaranty Insurance Co.	WR	WR	—	2,008	809
Ambac Assurance Corp. Segregated Account	NR	NR	—	105	936
CIFG Assurance North America Inc.	WR	WR	—	102	4,177
Other	Various	Various	199	804	45
Total			$21,987	$17,811	$26,266
____________________

(1)	Includes par related to insured credit derivatives.

(2)    Represents “Withdrawn Rating.”

(3)    The Company has structural collateral agreements satisfying the triple-A credit requirement of S&P and/or Moody’s.

(4)	On April 1, 2015, AGC consummated the acquisition of Radian Asset and merged Radian Asset with and into AGC, with AGC as the surviving company of the merger.

(5)    Represents “Not Rated.”

(6)	NPFGC is rated AA+ by KBRA.

(7)	MBIA includes subsidiaries MBIA Insurance Corp. rated B by S&P and B2 by Moody's and MBIA U.K. Insurance Ltd. rated B by S&P and Ba2 by Moody’s.

Amounts Due (To) From Reinsurers
As of March 31, 2015

	Assumed Premium, net of Commissions	Ceded Premium, net of Commissions	Assumed Expected Loss and LAE	Ceded Expected Loss and LAE
	(in millions)
American Overseas Reinsurance Company Limited (f/k/a Ram Re)	$—	$(7)	$—	$10
Tokio Marine & Nichido Fire Insurance Co., Ltd.	—	(12)	—	45
Radian Asset	—	(12)	—	18
Syncora Guarantee Inc.	—	(27)	—	4
Mitsui Sumitomo Insurance Co. Ltd.	—	(3)	—	14
Swiss Reinsurance Co.	—	(2)	—	6
Ambac	43	—	(18)	—
Ambac Assurance Corp. Segregated Account	12	—	(77)	—
CIFG Assurance North America Inc.	—	—	(7)	—
MBIA	6	—	(10)	—
NPFGC	6	—	(7)	—
Financial Guaranty Insurance Co.	4	—	(2)	—
Other	2	(4)	—	—
Total	$73	$(67)	$(121)	$97

Excess of Loss Reinsurance Facility

AGC, AGM and MAC entered into an aggregate excess of loss reinsurance facility with a number of reinsurers, effective as of January 1, 2014. Currently, the facility covers losses occurring from January 1, 2015 through December 31, 2021, subject to the payment of certain additional premium by AGC, AGM and MAC on or before January 1, 2016.  If AGC, AGM and MAC elect not to pay such additional premium, the facility terminates on January 1, 2016. The facility covers certain U.S. public finance credits insured or reinsured by AGC, AGM and MAC as of September 30, 2013, excluding credits that were rated non-investment grade as of December 31, 2013 by Moody’s or S&P or internally by AGC, AGM or MAC and is subject to certain per credit limits. Among the credits excluded are those associated with the Commonwealth of Puerto Rico and its related authorities and public corporations. The facility attaches when AGC’s, AGM’s and MAC’s net losses (net of AGC’s and AGM's reinsurance (including from affiliates) and net of recoveries) exceed $1.5 billion in the aggregate. The facility covers a portion of the next $500 million of losses, with the reinsurers assuming pro rata in the aggregate $450 million of the $500 million of losses and AGC, AGM and MAC jointly retaining the remaining $50 million of losses. The reinsurers are required to be rated at least AA- or to post collateral sufficient to provide AGM, AGC and MAC with the same reinsurance credit as reinsurers rated AA-. AGM, AGC and MAC are obligated to pay the reinsurers their share of recoveries relating to losses during the coverage period in the covered portfolio. AGC, AGM and MAC paid approximately $19 million of premiums for the term January 1, 2014 through December 31, 2014 and also paid approximately $19 million of premiums for the term January 1, 2015 through December 31, 2015.

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

In addition, in the ordinary course of their respective businesses, certain of the Company’s subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods. For example, as described in the "Recovery Litigation" section of Note 5, Expected Loss to be Paid, in December 2008, the Company filed a claim in the Supreme Court of the State of New York against an investment manager in a transaction it insured alleging breach of fiduciary duty, gross negligence and breach of contract; discovery on the matter is ongoing. In the past, AGC and AGM have filed complaints against certain sponsors and underwriters of RMBS securities that AGC or AGM had insured, alleging that such persons had breached representations and warranties in the transaction documents, failed to cure or repurchase defective loans and/or violated state securities laws. The amounts, if any, the Company will recover in proceedings to recover losses are uncertain, and recoveries, or failure to obtain recoveries, in any one or more of these proceedings during any quarter or year could be material to the Company’s results of operations in that particular quarter or year.

Litigation

Proceedings Relating to the Company’s Financial Guaranty Business

The Company receives subpoenas duces tecum and interrogatories from regulators from time to time.

On November 28, 2011, Lehman Brothers International (Europe) (in administration) (“LBIE”) sued AGFP, an affiliate of AGC which in the past had provided credit protection to counterparties under credit default swaps. AGC acts as the credit support provider of AGFP under these credit default swaps. LBIE’s complaint, which was filed in the Supreme Court of the State of New York, alleged that AGFP improperly terminated nine credit derivative transactions between LBIE and AGFP and improperly calculated the termination payment in connection with the termination of 28 other credit derivative transactions between LBIE and AGFP. Following defaults by LBIE, AGFP properly terminated the transactions in question in compliance with the requirements of the agreement between AGFP and LBIE, and calculated the termination payment. AGFP calculated that LBIE owes AGFP approximately $30 million in connection with the termination of the credit derivative transactions, whereas LBIE asserted in the complaint that AGFP owes LBIE a termination payment of approximately $1.4 billion. On February 3, 2012, AGFP filed a motion to dismiss certain of the counts in the complaint, and on March 15, 2013, the court granted AGFP's motion to dismiss the count relating to improper termination of the nine credit derivative transactions and denied AGFP's motion to dismiss the count relating to the remaining transactions. In their April 10, 2015 report to LBIE’s unsecured creditors, LBIE’s administrators disclosed that LBIE's valuation expert has calculated LBIE's damages in aggregate for the 28 transactions to range between a minimum of approximately $200 million and a maximum of approximately $500 million, depending on what adjustment, if any, is made for AGFP's credit risk and excluding any applicable interest. Discovery has been ongoing and motions for summary judgment are due in September 2015. The Company cannot reasonably estimate the possible loss, if any, that may arise from this lawsuit.

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

On May 28, 2014, Houston Casualty Company Europe, Seguros y Reseguros, S.A. (“HCCE”) notified Radian Asset that it was demanding arbitration against Radian Asset in connection with housing cooperative losses presented to Radian Asset by HCCE under several years of quota-share surety reinsurance contracts.  HCCE claims AGC, as successor to Radian Asset, is required to pay to it, as ceding company, among other amounts, its share of certain current and future housing cooperative losses, together with certain fees, expenses and costs relating thereto.  HCCE has presented approximately €14 million in claims to AGC through March 31, 2015.  HCCE is still in the process of settling additional similar claims, so the aggregate ultimate amount the ceding company will claim is uncertain. The reinsurance contract provides for arbitration in Madrid and is governed by Spanish law.  Arbitration proceedings may commence in 2015.

Proceedings Resolved Since December 31, 2014
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

15.	Long-Term Debt and Credit Facilities

The principal and carrying values of the Company’s long-term debt are presented in the table below.

Principal and Carrying Amounts of Debt

	As of March 31, 2015		As of December 31, 2014
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS:
7.0% Senior Notes	$200	$198	$200	$198
5.0% Senior Notes	500	499	500	499
Series A Enhanced Junior Subordinated Debentures	150	150	150	150
Total AGUS	850	847	850	847
AGMH:
67/8% QUIBS	100	68	100	68
6.25% Notes	230	139	230	139
5.60% Notes	100	55	100	55
Junior Subordinated Debentures	300	177	300	175
Total AGMH	730	439	730	437
AGM:
Notes Payable	15	18	16	19
Total AGM	15	18	16	19
Total	$1,595	$1,304	$1,596	$1,303

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $1.2 billion as of March 31, 2015. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. It is difficult to determine the probability that AGM will have to pay strip provider claims or the likely aggregate amount of such claims. At March 31, 2015, approximately $1.4 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

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

The Company was in compliance with all financial covenants as of March 31, 2015.

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

As of March 31, 2015, no amounts were outstanding under this facility, nor have there been any borrowings during the life of this facility.

Intercompany Credit Facility and Intercompany Debt

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

On March 30, 2015, AGUS loaned $200 million to AGC to facilitate the acquisition of Radian Asset on April 1, 2015. AGC repaid the loan on April 14, 2015.

In addition, in 2012 AGUS borrowed $90 million from its affiliate Assured Guaranty Re Overseas Ltd. to fund the acquisition of MAC. That loan remained outstanding as of March 31, 2015.

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

In June 2003, $200 million of “AGM CPS”, money market preferred trust securities, were issued by trusts created for the primary purpose of issuing the AGM CPS, investing the proceeds in high-quality commercial paper and selling put options to AGM, allowing AGM to issue the trusts non-cumulative redeemable perpetual preferred stock (the “AGM Preferred Stock”) of AGM in exchange for cash. There are four trusts, each with an initial aggregate face amount of $50 million. These trusts hold auctions every 28 days, at which time investors submit bid orders to purchase AGM CPS. If AGM were to exercise a put option, the applicable trust would transfer the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, to AGM in exchange for AGM Preferred Stock. AGM pays a floating put premium to the trusts, which represents the difference between the commercial paper yield and the winning auction rate (plus all fees and expenses of the trust). If an auction does not attract sufficient clearing bids, however, the auction rate is subject to a maximum rate of one-month LIBOR plus 200 basis points for the next succeeding distribution period. Beginning in August 2007, the AGM CPS required the maximum rate for each of the relevant trusts. AGM continues to have the ability to exercise its put option and cause the related trusts to purchase AGM Preferred Stock. The trusts provide AGM access to new capital at its sole discretion through the exercise of the put options. As of March 31, 2015 the put option had not been exercised. The Company does not consider itself to be the primary beneficiary of the trusts. See Note 7, Fair Value Measurement, –Other Assets–Committed Capital Securities, for a fair value measurement discussion.

16.	Earnings Per Share

Computation of Earnings Per Share

	First Quarter
	2015	2014
	(in millions, except per share amounts)
Basic earnings per share ("EPS"):
Net income (loss) attributable to AGL	$201	$42
Less: Distributed and undistributed income (loss) available to nonvested shareholders	0	0
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$201	$42
Basic shares	155.8	182.1
Basic EPS	$1.29	$0.23

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$201	$42
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	0	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$201	$42

Basic shares	155.8	182.1
Effect of dilutive securities:
Options and restricted stock awards	1.0	1.0
Diluted shares	156.8	183.1
Diluted EPS	$1.28	$0.23
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	0.7	1.5

17.	Shareholders' Equity

Other Comprehensive Income

The following tables present the changes in each component of AOCI and the effect of significant reclassifications out of AOCI on the respective line items in net income.

Changes in Accumulated Other Comprehensive Income by Component
First Quarter 2015

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2014	$367	$4	$(10)	$9	$370
Other comprehensive income (loss) before reclassifications	18	(2)	(5)	—	11
Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(20)	4	—	—	(16)
Interest expense	—	—	—	(1)	(1)
Total before tax	(20)	4	—	(1)	(17)
Tax (provision) benefit	7	(1)	—	0	6
Total amount reclassified from AOCI, net of tax	(13)	3	—	(1)	(11)
Net current period other comprehensive income (loss)	5	1	(5)	(1)	0
Balance, March 31, 2015	$372	$5	$(15)	$8	$370

Changes in Accumulated Other Comprehensive Income by Component
First Quarter 2014

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2013	$178	$(24)	$(3)	$9	$160
Other comprehensive income (loss) before reclassifications	94	8	1	—	103
Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(2)	5	—	—	3
Interest expense	—	—	—	0	0
Total before tax	(2)	5	—	0	3
Tax (provision) benefit	1	(2)	—	(1)	(2)
Total amount reclassified from AOCI, net of tax	(1)	3	—	(1)	1
Net current period other comprehensive income (loss)	93	11	1	(1)	104
Balance, March 31, 2014	$271	$(13)	$(2)	$8	$264

Share Repurchase

The following table presents share repurchases by quarter since January 2013.

Share Repurchases

Period	Number of Shares Repurchased	Total Payments(in millions)	Average Price Paid Per Share
2013	12,512,759	$264	$21.12
2014 (January 1 - March 31)	1,350,443	35	25.92
2014 (April 1 - June 30)	7,051,842	177	25.14
2014 (July 1 - September 30)	9,623,309	226	23.47
2014 (October 1 - December 31)	6,388,187	152	23.83
Total 2014	24,413,781	590	24.17
2015 (January 1 - March 31)	5,860,291	152	25.87
Total 2015 (through March 31)	5,860,291	152	25.87
2015 (April 1 - through May 8)	2,058,927	56	27.36
Total 2015	7,919,218	208	26.26
Cumulative repurchases since the beginning of 2013	44,845,758	$1,062	$23.69

As of May 8, 2015, approximately $2 million of capacity remains from the August 6, 2014 $400 million share repurchase authorization. On May 6, 2015, AGL's Board of Directors approved the repurchase of an incremental $400 million of common shares.

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

The following tables present the condensed consolidating financial information for AGUS and AGMH, wholly-owned subsidiaries of AGL, which have issued publicly traded debt securities (see Note 15, Long Term Debt and Credit Facilities). The information for AGL, AGUS and AGMH presents its subsidiaries on the equity method of accounting.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2015
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$47	$82	$23	$11,347	$(300)	$11,199
Investment in subsidiaries	5,722	5,087	3,955	350	(15,114)	—
Premiums receivable, net of commissions payable	—	—	—	830	(130)	700
Ceded unearned premium reserve	—	—	—	1,430	(1,065)	365
Deferred acquisition costs	—	—	—	184	(64)	120
Reinsurance recoverable on unpaid losses	—	—	—	344	(267)	77
Credit derivative assets	—	—	—	262	(185)	77
Deferred tax asset, net	—	56	—	251	(89)	218
Intercompany receivable	—	200	—	90	(290)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	1,499	—	1,499
Other	21	79	31	522	(231)	422
TOTAL ASSETS	$5,790	$5,504	$4,009	$17,109	$(17,735)	$14,677
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$5,173	$(1,046)	$4,127
Loss and LAE reserve	—	—	—	1,062	(275)	787
Long-term debt	—	847	439	18	—	1,304
Intercompany payable	—	90	—	500	(590)	—
Credit derivative liabilities	—	—	—	1,044	(185)	859
Deferred tax liabilities, net	—	—	93	—	(93)	—
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	1,423	—	1,423
Other	4	23	22	702	(360)	391
TOTAL LIABILITIES	4	960	554	9,922	(2,549)	8,891
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO ASSURED GUARANTY LTD.	5,786	4,544	3,455	6,837	(14,836)	5,786
Noncontrolling interest	—	—	—	350	(350)	—
TOTAL SHAREHOLDERS' EQUITY	5,786	4,544	3,455	7,187	(15,186)	5,786
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,790	$5,504	$4,009	$17,109	$(17,735)	$14,677

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2014
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$126	$204	$47	$11,382	$(300)	$11,459
Investment in subsidiaries	5,612	5,072	3,965	339	(14,988)	—
Premiums receivable, net of commissions payable	—	—	—	864	(135)	729
Ceded unearned premium reserve	—	—	—	1,469	(1,088)	381
Deferred acquisition costs	—	—	—	186	(65)	121
Reinsurance recoverable on unpaid losses	—	—	—	338	(260)	78
Credit derivative assets	—	—	—	277	(209)	68
Deferred tax asset, net	—	54	—	295	(89)	260
Intercompany receivable	—	—	—	90	(90)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	1,402	—	1,402
Other	27	77	27	538	(242)	427
TOTAL ASSETS	$5,765	$5,407	$4,039	$17,180	$(17,466)	$14,925
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$5,328	$(1,067)	$4,261
Loss and LAE reserve	—	—	—	1,066	(267)	799
Long-term debt	—	847	437	19	—	1,303
Intercompany payable	—	90	—	300	(390)	—
Credit derivative liabilities	—	—	—	1,172	(209)	963
Deferred tax liabilities, net	—	—	94	—	(94)	—
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	1,419	—	1,419
Other	7	9	16	764	(374)	422
TOTAL LIABILITIES	7	946	547	10,068	(2,401)	9,167
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO ASSURED GUARANTY LTD.	5,758	4,461	3,492	6,773	(14,726)	5,758
Noncontrolling interest	—	—	—	339	(339)	—
TOTAL SHAREHOLDERS’ EQUITY	5,758	4,461	3,492	7,112	(15,065)	5,758
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,765	$5,407	$4,039	$17,180	$(17,466)	$14,925

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$140	$2	$142
Net investment income	0	0	0	104	(3)	101
Net realized investment gains (losses)	0	0	0	19	(3)	16
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	21	0	21
Net unrealized gains (losses)	—	—	—	103	—	103
Net change in fair value of credit derivatives	—	—	—	124	0	124
Other	—	—	—	(14)	—	(14)
TOTAL REVENUES	0	0	—	373	(4)	369
EXPENSES
Loss and LAE	—	—	—	18	0	18
Amortization of deferred acquisition costs	—	—	—	6	(2)	4
Interest expense	—	13	13	4	(5)	25
Other operating expenses	8	0	0	48	0	56
TOTAL EXPENSES	8	13	13	76	(7)	103
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(8)	(13)	(13)	297	3	266
Total (provision) benefit for income taxes	—	5	5	(72)	(3)	(65)
Equity in net earnings of subsidiaries	209	163	92	9	(473)	—
NET INCOME (LOSS)	$201	$155	$84	$234	$(473)	$201
Less: noncontrolling interest	—	—	—	9	(9)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$201	$155	$84	$225	$(464)	$201

COMPREHENSIVE INCOME (LOSS)	$201	$134	$80	$233	$(447)	$201

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$131	$1	$132
Net investment income	0	0	0	105	(2)	103
Net realized investment gains (losses)	0	—	0	4	(2)	2
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	19	0	19
Net unrealized gains (losses)	—	—	—	(230)	—	(230)
Net change in fair value of credit derivatives	—	—	—	(211)	0	(211)
Other	—	—	—	169	—	169
TOTAL REVENUES	0	0	0	198	(3)	195
EXPENSES
Loss and LAE	—	—	—	39	2	41
Amortization of deferred acquisition costs	—	—	—	6	(1)	5
Interest expense	—	7	13	5	(5)	20
Other operating expenses	8	0	0	53	(1)	60
TOTAL EXPENSES	8	7	13	103	(5)	126
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(8)	(7)	(13)	95	2	69
Total (provision) benefit for income taxes	—	2	5	(33)	(1)	(27)
Equity in net earnings of subsidiaries	50	87	169	8	(314)	—
NET INCOME (LOSS)	$42	$82	$161	$70	$(313)	$42
Less: noncontrolling interest	—	—	—	8	(8)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$42	$82	$161	$62	$(305)	$42

COMPREHENSIVE INCOME (LOSS)	$146	$165	$212	$258	$(635)	$146

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$97	$127	$59	$34	$(294)	$23
Cash flows from investing activities
Fixed-maturity securities:
Purchases	—	(46)	(6)	(396)	—	(448)
Sales	—	122	11	708	—	841
Maturities	—	4	—	151	—	155
Sales (purchases) of short-term investments, net	79	43	19	279	—	420
Net proceeds from financial guaranty variable entities’ assets	—	—	—	30	—	30
Intercompany debt	—	(200)	—	—	200	—
Investment in subsidiary	—	—	25	—	(25)	—
Other	—	—	—	3	—	3
Net cash flows provided by (used in) investing activities	79	(77)	49	775	175	1,001
Cash flows from financing activities
Return of capital	—	—	—	(25)	25	—
Dividends paid	(19)	(50)	(108)	(136)	294	(19)
Repurchases of common stock	(152)	—	—	—	—	(152)
Share activity under option and incentive plans	(5)	—	—	—	—	(5)
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(39)	—	(39)
Payment of long-term debt	—	—	—	(1)	—	(1)
Intercompany debt	—	—	—	200	(200)	—
Other	—	—	—	4	—	4
Net cash flows provided by (used in) financing activities	(176)	(50)	(108)	3	119	(212)
Effect of exchange rate changes	—	—	—	(2)	—	(2)
Increase (decrease) in cash	—	—	—	810	—	810
Cash at beginning of period	0	0	4	71	—	75
Cash at end of period	$0	$0	$4	$881	$—	$885

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$58	$0	$(6)	$111	$(62)	$101
Cash flows from investing activities
Fixed-maturity securities:
Purchases	—	(1)	(3)	(513)	—	(517)
Sales	—	—	—	155	—	155
Maturities	—	—	—	148	—	148
Sales (purchases) of short-term investments, net	(3)	—	(16)	203	—	184
Net proceeds from financial guaranty variable entities’ assets	—	—	—	286	—	286
Intercompany debt	—	—	—	—	—	—
Investment in subsidiary	—	—	25	—	(25)	—
Other	—	—	—	19	—	19
Net cash flows provided by (used in) investing activities	(3)	(1)	6	298	(25)	275
Cash flows from financing activities
Return of capital	—	—	—	(25)	25	—
Dividends paid	(20)	—	—	(62)	62	(20)
Repurchases of common stock	(35)	—	—	—	—	(35)
Share activity under option and incentive plans	0	—	—	—	—	0
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(281)	—	(281)
Payment of long-term debt	—	—	—	(6)	—	(6)
Intercompany debt	—	—	—	—	—	—
Net cash flows provided by (used in) financing activities	(55)	—	—	(374)	87	(342)
Effect of exchange rate changes	—	—	—	1	—	1
Increase (decrease) in cash	—	(1)	—	36	—	35
Cash at beginning of period	0	67	0	117	—	184
Cash at end of period	$0	$66	$0	$153	$—	$219

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Any or all of Assured Guaranty’s forward looking statements herein are based on current expectations and the current economic environment and may turn out to be incorrect. Assured Guaranty’s actual results may vary materially. Among factors that could cause actual results to differ adversely are:

•
rating agency action, including a ratings downgrade, a change in outlook, the placement of ratings on watch for downgrade, or a change in rating criteria, at any time, of AGL or any of its subsidiaries, and/or of any securities AGL or any of its subsidiaries have issued, and/or of transactions that AGL's subsidiaries have insured;

•	reduction in the amount of available insurance opportunities and/or in the demand for Assured Guaranty's insurance;

•
developments in the world’s financial and capital markets that adversely affect obligors’ payment rates, Assured Guaranty’s loss experience, or its exposure to refinancing risk in transactions (which could result in substantial liquidity claims on its guarantees);

•
the possibility that budget shortfalls or other factors will result in credit losses or impairments on obligations of state and local governments and their related authorities and public corporations that Assured Guaranty insures or reinsures;

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

•
rating agency action on obligors, including sovereign debtors, resulting in a reduction in the value of securities in Assured Guaranty’s investment portfolio and in collateral posted by and to Assured Guaranty;

•	the inability of Assured Guaranty to access external sources of capital on acceptable terms;

•	changes in the world’s credit markets, segments thereof, interest rates or general economic conditions;

•	the impact of market volatility on the mark-to-market of Assured Guaranty’s contracts written in credit default swap form;

•	changes in applicable accounting policies or practices;

•	changes in applicable laws or regulations, including insurance and tax laws, other governmental actions;

•	difficulties with the execution of Assured Guaranty’s business strategy;

•	loss of key personnel;

•	the effects of mergers, acquisitions and divestitures;

•	natural or man-made catastrophes;

•	other risks and uncertainties that have not been identified at this time;

•	management’s response to these factors; and

•	other risk factors identified in AGL's filings with the U.S. Securities and Exchange Commission (the “SEC”).
The foregoing review of important factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q, as well as the risk factors included in AGL's 2014 Annual Report on Form 10-K. The Company undertakes no obligation to update publicly or review any forward looking statement, whether as a result of new information, future developments or otherwise, except as required by law. Investors are advised, however, to consult any further disclosures the Company makes on related subjects in the Company’s reports filed with the SEC.

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

Executive Summary

This executive summary of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Quarterly Report. For a more detailed description of events, trends and uncertainties, as well as the capital, liquidity, credit, operational and market risks and the critical accounting policies and estimates affecting the Company, this Quarterly Report should be read in its entirety and in addition to AGL's 2014 Annual Report on Form 10-K.

Economic Environment

The overall economic environment in the United States ("U.S.") continued improving during the three-month period ended March 31, 2015 ("First Quarter 2015"), albeit at a slower pace than in previous quarters. Gross domestic product grew at an annualized rate of 0.2%, down from the full-year 2014 GDP growth rate of 2.4%. After rising slightly in January, the unemployment rate subsequently declined to 5.5% in February and March, its lowest monthly level since 2008. U.S. home prices, as measured by the Case-Shiller index, rose through February, continuing the long-term positive trend that emerged at the beginning of 2012. During First Quarter 2015, inflation remained below the target level of the Federal Open Market Committee, and economic growth was slower than its members had expected, which the Company anticipates may reduce the likelihood of a mid-year increase in the federal funds rate that had been previously anticipated by many market participants. Also during this time period, the interest rate for a widely followed industry index of 30-year municipal bonds fell by six basis points. Additionally, the price of oil remained near its lowest level of the past 10 years. Overall, the Company believes that U.S. prospects for additional economic recovery and higher interest rates were clouded by weak global economic performance and geopolitical risk, accompanied by strengthening of the dollar.

In First Quarter 2015 as well as the prior calendar year, most municipalities continued taking steps to address their fiscal challenges. A 2014 survey of local government finance officers showed continued improvement in cities’ fiscal health during the year. At the state level, revenues improved during both 2014 (despite a decline in the second quarter) and First Quarter 2015. More generally, stock market gains relieved some pressure on underfunded pension plans, but such gains could be reversed, and many state and local governments continue to have difficulty funding pension and other obligations owed to municipal workers. During the last several years, although municipal defaults were rare, a small number of municipalities sought, though did not always obtain, bankruptcy protection. In 2014 and First Quarter 2015, fiscal pressure stemming from Puerto Rico’s weak economy led to multiple downgrades of the Commonwealth and its related debt to levels well below investment grade. Outside the U.S., other countries are generally experiencing tougher economic conditions. This continued to limit the number of new infrastructure financings coming to market, including those appropriate for financial guarantees. The European Central Bank recently began a program of quantitative easing, which is likely to reduce long-term interest rates and therefore stimulate growth. In the United Kingdom, economic growth slowed in First Quarter 2015, continuing a trend that began in the second half of 2014, despite the strongest full-year growth in seven years.

Financial Performance of Assured Guaranty

Financial Results

	First Quarter
	2015	2014
	(in millions, except per share amounts)
Net income (loss)	$201	$42
Operating income(1)	140	132

Net income (loss) per diluted share	1.28	0.23
Operating income per share(1)	0.89	0.72
Diluted shares(2)	156.8	183.1

Present value of new business production (“PVP”)(1)	36	31
Gross par written	2,708	1,869

	As of March 31, 2015		As of December 31, 2014
	Amount	Per Share	Amount	Per Share
	(in millions, except per share amounts)
Shareholders' equity	$5,786	$37.86	$5,758	$36.37
Operating shareholders' equity(1)	5,876	38.45	5,933	37.48
Adjusted book value(1)	8,354	54.66	8,495	53.66
Common shares outstanding	152.8		158.3
____________________

(1)
Please refer to “—Non-GAAP Financial Measures” for a definition of the financial measures that were not determined in accordance with accounting principles generally accepted in the United States of America ("GAAP") and a reconciliation of the non-GAAP financial measure and the most directly comparable GAAP financial measure, if available.

(2)	Same for GAAP net income and non-GAAP operating income.

First Quarter 2015

There are several primary drivers of volatility in GAAP reported net income or loss that are not necessarily indicative of credit impairment or improvement, or ultimate economic gains or losses: changes in credit spreads of insured credit derivative obligations and assets and liabilities of financial guaranty variable interest entities ("FG VIEs"), changes in the Company's own credit spreads, and changes in risk-free rates used to discount expected losses. Changes in credit spreads generally have the most significant effect on the fair value of credit derivatives and FG VIE assets and liabilities. In addition to these non-economic factors, other factors such as: changes in expected losses, the timing of refunding transactions and terminations, realized gains and losses on the investment portfolio (including other-than-temporary impairments), the effects of large settlements or transactions, and the effects of the Company's various loss mitigation strategies, among others, may also have a significant effect on reported net income or loss in a given reporting period.

Net income First Quarter 2015 increased to $201 million from $42 million in the three-month period ended March 31, 2014 ("First Quarter 2014"). The increase in net income was due primarily to (i) fair value gains on credit derivatives in First Quarter 2015 compared to fair value losses in First Quarter 2014, and (ii) lower loss expense, partially offset by fair value losses on FG VIEs, foreign exchange losses on remeasurement of premiums receivable and loss and loss adjustment expenses ("LAE") reserves and lower commutation gains in First Quarter 2015.

Non-GAAP operating income in First Quarter 2015 was $140 million, compared with $132 million in First Quarter 2014. The increase was due primarily to higher refundings, lower loss expense and a lower effective tax rate on operating income, offset in part by lower commutation gains in First Quarter 2015.

Please refer to "Key Business Strategies – Capital Management" below for information on the Company's common share repurchases.

Key Business Strategies

The Company is currently pursuing three primary business strategies, each described in more detail below:

•	New business production, acquisitions and commutations

•	Capital management

•	Loss mitigation

The Company will continue to evaluate its primary business strategies as circumstances warrant.

New Business Production, Acquisitions and Commutations

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
On the other hand, after a number of years in which the Company was essentially the only financial guarantor, there are now two other guarantors active in one of its markets, the persistently low interest rate environment continues to dampen demand for bond insurance, and market participants may no longer perceive the Company's ratings to be as stable as they did before the financial crisis.

In the U.S. public finance market, market penetration increased in First Quarter 2015 compared with First Quarter 2014 in terms of par and number of issues sold. The following tables present summarized information about the U.S. municipal market's new debt issuance volume and the Company's share of that market based on the sale date.

U.S. Municipal Market Data
Based on Sale Date

	First Quarter 2015		First Quarter 2014		Year Ended December 31, 2014
	Par	Number of issues	Par	Number of issues	Par	Number of issues
	(dollars in billions, except number of issues)
New municipal bonds issued	$103.9	3,057	$60.4	1,955	$314.9	10,162
Total insured	6.0	517	2.8	252	18.5	1,403
Insured by AGC, AGM and MAC (1)	3.4	276	1.4	117	10.7	697
_________________

(1)	Assured Guaranty Corp. ("AGC"), Assured Guaranty Municipal Corp. ("AGM") and Municipal Assurance Corp. ("MAC").

Industry Penetration Rates
U.S. Municipal Market

	First Quarter		Year Ended December 31,
	2015	2014	2014
Market penetration par	5.7%	4.6%	5.9%
Market penetration based on number of issues	16.9	12.9	13.8
% of single A par sold	21.6	15.2	19.7
% of single A transactions sold	55.2	39.8	49.3
% of under $25 million par sold	19.8	15.5	16.5
% of under $25 million transactions sold	19.8	14.6	15.4

Outside the U.S., the Company believes the United Kingdom ("U.K.") currently presents the most new business opportunities for financial guarantees of infrastructure financings, which have typically required such guarantees for capital market access. Assured Guaranty believes it is the only company in the private sector offering such financial guarantees outside the United States.

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

New Business Production

	First Quarter
	2015	2014
	(in millions)
PVP (1):
Public Finance—U.S.	$13	$23
Public Finance—non-U.S.	—	7
Structured Finance—U.S.	18	1
Structured Finance—non-U.S.	5	—
Total PVP	$36	$31
Gross Par Written:
Public Finance—U.S.	$2,441	$1,737
Public Finance—non-U.S.	—	128
Structured Finance—U.S.	261	4
Structured Finance—non-U.S.	6	—
Total gross par written	$2,708	$1,869
____________________

(1)
PVP represents the present value of estimated future earnings primarily on new financial guaranty contracts written in the period, before consideration of cessions to reinsurers. PVP and Gross Par Written in the table above are based on close date. See “—Non-GAAP Measures—PVP or Present Value of New Business Production.”

In First Quarter 2015, structured finance PVP increased to $18 million due primarily to a $250 million insurance reserve financing transaction for a U.S.-based life insurance group.

In the U.S. public finance sector, market penetration increased in First Quarter 2015 compared with First Quarter 2014 in terms of par and number of issues sold. Additionally, the average rating of business written in First Quarter 2015 was higher at A-, compared with BBB+ for First Quarter 2014. The average premium rate differs from period to period largely due to the mix of business written.

Acquisition of Radian Asset Assurance Inc.

On April 1, 2015, AGC completed the acquisition of Radian Asset Assurance Inc. (“Radian Asset”) and merged Radian Asset with and into AGC, with AGC as the surviving company of the merger. The cash purchase price of $804.5 million paid by AGC to Radian Guaranty Inc. reflected certain adjustments, for corporate overhead and interest payment expenses, to the $810 million purchase price previously announced. AGC paid the purchase price out of available funds and from the proceeds of a $200 million note from its parent Assured Guaranty US Holdings Inc. ("AGUS"). On April 14, 2015, AGC repaid the $200 million note.

In connection with the acquisition, AGC has acquired Radian Asset’s entire insured portfolio, which resulted in an increase in net par outstanding as of April 1, 2015 of approximately $13.6 billion, consisting of $9.4 billion public finance net par outstanding and $4.2 billion structured finance net par outstanding. As of March 31, 2015, Radian Asset’s qualified statutory capital was approximately $1.3 billion.

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

Commutations

In First Quarter 2015, the Company did not enter into any commutation agreements to reassume previously ceded business.

Capital Management

In recent years, the Company has developed strategies for improving the efficiency of its management of capital within the Assured Guaranty group.

In First Quarter 2015, the Company repurchased a total of 5.9 million common shares for approximately $152 million at an average price of $25.87 per share. The Company expects the repurchases to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including free funds available at the parent company, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. It does not have an expiration date. See Note 17, Shareholders' Equity, of the Financial Statements, for additional information about the Company's repurchases of its common shares. On May 6, 2015, in continuation of the Company's capital management strategy of repurchasing its common shares, AGL's Board of Directors approved the repurchase of an incremental $400 million of common shares. As of May 8, 2015, $2 million of capacity remained, on a settlement basis, from previous authorizations.

Summary of Share Repurchases

	Amount	Number of Shares	Average price per share
	(in millions, except per share data)
First Quarter 2015	$152	5.9	$25.87
2014	590	24.4	24.17
2013	264	12.5	21.12
Cumulative as of March 31, 2015	$1,006	42.8	23.51

Accretive Effect of Cumulative Repurchases(1)

	First Quarter 2015	As of March 31, 2015
	(per share)
Net income	$0.25
Operating income	0.18
Shareholders' equity		$3.23
Operating shareholders' equity		3.36
Adjusted book value		6.90
_________________

(1)	Cumulative repurchases since the beginning of 2013.

In order to reduce leverage, and possibly rating agency capital charges, the Company has mutually agreed with beneficiaries to terminate selected financial guaranty insurance and credit derivative contracts. In particular, the Company has targeted investment grade securities for which claims are not expected but which carry a disproportionately large rating agency capital charge. The Company terminated $0.2 billion in net par in First Quarter 2015 and $1.5 billion in net par in First Quarter 2014 of financial guaranty and credit default swap ("CDS") contracts.

Loss Mitigation

In an effort to avoid or reduce potential losses in its insurance portfolios, the Company employs a number of strategies.

In the public finance area, the Company believes that its experience, the resources it is prepared to deploy and its authority to speak on behalf of a number of beneficial owners of debt, as well as its ability to provide bond insurance or other contributions as part of a solution, has resulted in more favorable outcomes in distressed public finance situations than would have been the case without its participation, as for example in Detroit, Michigan; Stockton, California; and Jefferson County, Alabama. Currently, the Company is an active participant in discussions with the Commonwealth of Puerto Rico and its advisors and has extended forbearance agreements through June 4, 2015. Creditors, including AGM and AGC, are in discussions among themselves and with Puerto Rico Electric Power Authority ("PREPA") regarding potentially extending the forbearance agreements beyond June 4, 2015, but there can be no assurance that such discussions will result in such an extension.

In an effort to recover losses the Company experienced in its insured U.S. residential mortgage-backed securities ("RMBS") portfolio, the Company pursues representations and warranties ("R&W") providers by enforcing R&W provisions in contracts, negotiating agreements with R&W providers relating to those provisions and, where appropriate, initiating litigation against R&W providers. The Company's loss mitigation efforts on its U.S. RMBS exposure over the past several years have resulted in R&W providers paying, or agreeing to pay, or terminating insurance protection on future projected losses of, approximately $4.2 billion (gross of reinsurance) in respect of their R&W liabilities for transactions in which the Company has provided insurance. See Note 5, Expected Loss to be Paid, of the Financial Statements, for a discussion of the R&W settlements the Company has entered into and the litigation proceedings the Company has initiated against R&W providers and other parties.

    In addition, the Company has been focused on improving the quality of servicing of the mortgage loans underlying its insured RMBS transactions. As of March 31, 2015, the Company's net insured par of the transactions subject to a servicing transfer was $1.7 billion and the total net insured par of the transactions subject to a special servicing arrangement was $2.4 billion. Some transactions benefit from both arrangements, so these amounts are not additive.

The Company is also continuing to purchase attractively priced obligations, including below-investment-grade ("BIG") obligations, that it has insured and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses ("loss mitigation securities"). These purchases resulted in a reduction of net expected loss to be paid of $534 million as of March 31, 2015. The fair value of assets purchased for loss mitigation purposes in our investment portfolio as of March 31, 2015 (excluding the value of the Company's insurance) was $611 million, with a par of $1,316 million (including bonds related to FG VIEs of $106 million in fair value and $417 million in par).

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

The Company carries a portion of its assets and liabilities at fair value, the majority of which are measured at fair value on a recurring basis. Level 3 assets, consisting primarily of financial guaranty variable interest entities’ assets, credit derivative assets and investments, represented approximately 20% and 18% of total assets measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, respectively. All of the Company's liabilities that are measured at fair value are Level 3. See Note 7, Fair Value Measurement, of the Financial Statements for additional information about assets and liabilities classified as Level 3.

Consolidated Results of Operations

Consolidated Results of Operations

	First Quarter
	2015	2014
	(in millions)
Revenues:
Net earned premiums	$142	$132
Net investment income	101	103
Net realized investment gains (losses)	16	2
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	21	19
Net unrealized gains (losses)	103	(230)
Net change in fair value of credit derivatives	124	(211)
Fair value gains (losses) on committed capital securities ("CCS")	2	(9)
Fair value gains (losses) on FG VIEs	(7)	157
Other income (loss)	(9)	21
Total revenues	369	195
Expenses:
Loss and loss adjustment expenses	18	41
Amortization of deferred acquisition costs	4	5
Interest expense	25	20
Other operating expenses	56	60
Total expenses	103	126
Income (loss) before provision for income taxes	266	69
Provision (benefit) for income taxes	65	27
Net income (loss)	$201	$42

Net Earned Premiums

Net earned premiums are recognized over the contractual lives, or in the case of homogeneous pools of insured obligations, the remaining expected lives, of financial guaranty insurance contracts. The Company estimates remaining expected lives of its insured obligations and makes prospective adjustments for such changes in expected lives.

Net Earned Premiums

	First Quarter
	2015	2014
	(in millions)
Financial guaranty:
Public finance
Scheduled net earned premiums and accretion	$66	$72
Accelerations(1)	40	19
Total public finance	106	91
Structured finance(2)
Scheduled net earned premiums and accretion	34	41
Accelerations(1)	1	0
Total structured finance	35	41
Other	1	—
Total net earned premiums	$142	$132
____________________

(1)	Reflects the unscheduled refunding of an insured obligation or the termination of the insurance on an insured obligation.

(2)	Excludes $5 million and $17 million for First Quarter 2015 and 2014, respectively related to consolidated FG VIEs.

Net earned premiums increased in First Quarter 2015 compared with First Quarter 2014 due primarily to higher accelerations, offset by the scheduled decline in par outstanding. At March 31, 2015, $3.7 billion of net deferred premium revenue remained to be earned over the life of the insurance contracts. Scheduled net earned premiums are expected to decrease each year unless replaced by a higher amount of new business or reassumptions of previously ceded business. See Note 4, Financial Guaranty Insurance Premiums, of the Financial Statements, for additional information.

Net Investment Income

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets.

Net Investment Income (1)

	First Quarter
	2015	2014
	(in millions)
Income from fixed-maturity securities managed by third parties	$82	$80
Income from internally managed securities:
Fixed maturities	15	20
Other invested assets	6	5
Gross investment income	103	105
Investment expenses	(2)	(2)
Net investment income	$101	$103
____________________

(1)	Net investment income excludes $3 million and $3 million for First Quarter 2015 and 2014, respectively, related to consolidated FG VIEs.

Net investment income decreased primarily due to lower income on certain other risk management assets. The overall pre-tax book yield was 3.76% as of March 31, 2015 and 3.66% as of March 31, 2014, respectively. Excluding the internally managed portfolio, pre-tax book yield was 3.55% as of March 31, 2015 compared with 3.41% as of March 31, 2014.

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses). See Note 10, Investments and Cash, of the Financial Statements.

Net Realized Investment Gains (Losses)

	First Quarter
	2015	2014
	(in millions)
Gross realized gains on investment portfolio	$25	$9
Gross realized losses on investment portfolio	(2)	(2)
Other-than-temporary impairment	(7)	(5)
Net realized investment gains (losses) (1)	$16	$2
____________________

(1)	Excludes realized gains (losses) related to consolidated FG VIEs which were de minimis for First Quarter 2015 and 2014.

Realized gains on the investment portfolio were due primarily to sales of securities in order to fund the purchase of Radian Asset by AGC. Other-than-temporary-impairments for First Quarter 2015 and 2014 were primarily attributable to securities purchased for loss mitigation purposes.

Other Income (Loss)

Other income (loss) is comprised of recurring items such as foreign exchange remeasurement gains and losses, ancillary fees on financial guaranty policies such as commitment, consent and processing fees, as well as other revenue items on financial guaranty insurance and reinsurance contracts such as commutation gains on re-assumptions of previously ceded business.

Other Income (Loss)

	First Quarter
	2015	2014
	(in millions)
Foreign exchange gain (loss) on remeasurement of premium receivable and loss reserves	$(13)	$1
Commutation gains	—	19
Other	4	1
Total other income (loss)	$(9)	$21

In First Quarter 2014, the Company entered into commutation agreements to reassume ceded business. This increased net par by approximately $856 million and related unearned premium reserve by approximately $19 million. There were no reassumptions in First Quarter 2015. Other income in First Quarter 2015 was also impacted by larger changes in foreign exchange rates used to remeasure foreign denominated assets and liabilities than First Quarter 2014.

Losses in the Insured Portfolio

The insured portfolio includes policies accounted for under three separate accounting models depending on the characteristics of the contract and the Company’s control rights. Please refer to Note 5, Expected Loss to be Paid, of the Financial Statements, for a discussion of the assumptions and methodologies used in calculating the expected loss to be paid for all contracts. For a discussion of the measurement and recognition accounting policies under GAAP for each type of contract, see the following in Item 8, Financial Statements and Supplementary Data of the Company's Annual Report on Form 10-K:

•Notes 4, 5 and 7 for financial guaranty insurance,
•Note 8 for fair value methodologies for credit derivatives and FG VIE assets and liabilities,
•Note 9 for credit derivatives, and
•Note 10 for consolidated FG VIE.

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

Economic Loss Development (Benefit) (1)

	First Quarter
	2015	2014
	(in millions)
Public finance	$6	$23
Structured finance
U.S. RMBS before benefit for recoveries for breaches of R&W	(47)	38
Net benefit for recoveries for breaches of R&W	51	(48)
U.S. RMBS after benefit for recoveries for breaches of R&W	4	(10)
Other structured finance	(12)	0
Structured finance	(8)	(10)
Other	(1)	(1)
Total	$(3)	$12
____________________

(1)
Economic loss development includes the effects of changes in assumptions based on observed market trends, changes in discount rates, accretion of discount and the economic effects of loss mitigation efforts.

Net Expected Loss to be Paid

	As of March 31, 2015	As of December 31, 2014
	(in millions)
Public finance	$352	$348
Structured finance
U.S. RMBS before benefit for recoveries for breaches of R&W	815	901
Net benefit for recoveries for breaches of R&W	(245)	(317)
U.S. RMBS after benefit for recoveries for breaches of R&W	570	584
Other structured finance	231	241
Structured finance	801	825
Other	1	(4)
Total	$1,154	$1,169

First Quarter 2015 Net Economic Loss Development

Total economic loss development was a favorable $3 million in First Quarter 2015, due primarily to performance improvements in trust preferred securities ("TruPS") and student loans, offset by modest increases in loss estimates on certain Puerto Rico exposures. The risk-free rates used to discount expected losses ranged from 0.0% to 2.89% as of March 31, 2015 and 0.0% to 2.95% as of December 31, 2014. Please refer to Note 5, Expected Loss to be Paid, of the Financial Statements, for additional information.

U.S. Public Finance Economic Loss Development: The net par outstanding for U.S. public finance obligations rated BIG by the Company was $7.9 billion as of March 31, 2015 compared with $7.9 billion as of December 31, 2014. The Company projects that its total net expected loss across its troubled U.S. public finance credits as of March 31, 2015 will be $310 million, compared with $303 million as of December 31, 2014. Economic loss development in First Quarter 2015 was approximately $9 million, which was primarily attributable to certain Puerto Rico exposures. See "Insured Portfolio-Exposure to Puerto Rico" below for details about significant developments that have taken place in Puerto Rico.

U.S. RMBS Economic Loss Development: The net economic development attributable to U.S. RMBS of $4 million was primarily due to modest underlying collateral deterioration. Certain of the Company's insured U.S. RMBS transactions benefited from a third-party settlement, which transactions are also covered by one of the Company's existing R&W settlement agreements. The resulting improvement in projected cash flows of the underlying transactions reduced the expected R&W benefit under the Company's settlement agreement. The net benefit of these agreements, after R&W, was $7 million in first quarter 2015.

Infrastructure: The Company has insured exposure of approximately $3.0 billion to infrastructure transactions with refinancing risk as to which the Company may need to make claim payments that it did not anticipate paying when the policies were issued. For more information about this risk, see the Risk Factor captioned "Estimates of expected losses are subject to uncertainties and may not be adequate to cover potential paid claims" under Risks Related to the Company's Expected Losses in "Item 1A. Risk Factors." in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014

First Quarter 2014 Net Economic Loss Development

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

U.S. Public Finance Economic Loss Development: The net par outstanding for U.S. public finance obligations rated BIG by the Company was $9.0 billion as of March 31, 2014 and $9.1 billion as of December 31, 2013. The Company projected that its total future expected net loss across its troubled U.S. public finance credits as of March 31, 2014 would be $281 million, up from $264 million as of December 31, 2013. The change related primarily to developments in Detroit's bankruptcy proceedings. See Note 5, Expected Loss to be paid, of the Financial Statements for further information.

U.S. RMBS Economic Loss Development: Generally, when mortgage loans are transferred into a securitization, the loan originator(s) and/or sponsor(s) provide R&W that the loans meet certain characteristics, and a breach of such R&W often requires that the loan be repurchased from the securitization. In many of the transactions the Company insures, it is in a position to enforce these R&W provisions. In First Quarter 2014, the net benefit attributable to U.S. RMBS was due primarily to R&W developments in the quarter, offset in part by lower risk-free rates used to discount reserves.

Losses Incurred

For transactions accounted for as financial guaranty insurance under GAAP, each transaction’s expected loss to be expensed, net of estimated recoveries, is compared with the deferred premium revenue of that transaction. Generally, when the expected loss to be expensed exceeds the deferred premium revenue, a loss is recognized in the income statement for the amount of such excess.

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

	First Quarter
	2015	2014
	(in millions)
Public finance	$18	$27
Structured finance
U.S. RMBS	7	(1)
Other structured finance	(1)	15
Structured finance	6	14
Other	(1)	(1)
Total insurance contracts before FG VIE consolidation	23	40
Effect of consolidating FG VIEs	(5)	1
Total loss and LAE	$18	$41

Loss Expense Reported in
Non-GAAP Operating Income

	First Quarter
	2015	2014
	(in millions)
Public finance	$18	$26
Structured finance
U.S. RMBS	3	5
Other structured finance	(8)	2
Structured finance	(5)	7
Other	(1)	(1)
Total	$12	$32

Reconciliation of Loss and LAE
to Non-GAAP Loss Expense

	First Quarter
	2015	2014
	(in millions)
Loss and LAE	$18	$41
Credit derivative loss expense	(12)	(8)
FG VIE loss expense	6	(1)
Loss expense included in operating income	$12	$32

In First Quarter 2015, losses incurred were due primarily to increased loss estimates on certain Puerto Rico exposures, partially offset by a benefit in student loans and insured TruPS transactions. Changes in risk-free rates used to discount losses did not have a material effect on loss expense in First Quarter 2015.

In First Quarter 2014, losses incurred were due primarily to U.S. public finance exposures, mainly related to developments in the Company's Detroit exposures.

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

Financial Guaranty Insurance
Net Expected Loss to be Expensed
As of March 31, 2015

	In GAAP Reported Income	In Non-GAAP Operating Income
	(in millions)
2015 (April 1 – June 30)	$7	$11
2015 (July 1 – September 30)	9	12
2015 (October 1 – December 31)	11	14
2016	36	46
2017	27	37
2018	25	33
2019	23	29
2020-2024	77	95
2025-2029	45	54
2030-2034	34	43
After 2034	21	27
Net expected loss to be expensed (1)	315	401
Discount	389	422
Total expected future loss and LAE	$704	$823
____________________

(1)	Net expected loss to be expensed for GAAP reported income is different than operating income, a non-GAAP financial measure, by the amount related to consolidated FG VIEs.

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

The valuation of the Company’s credit derivative contracts requires the use of models that contain significant, unobservable inputs, and are classified as Level 3 in the fair value hierarchy. The models used to determine fair value are primarily developed internally based on market conventions for similar transactions that the Company observed in the past. There has been very limited new issuance activity in this market over the past several years and as of March 31, 2015, market prices for the Company’s credit derivative contracts were generally not available. Inputs to the estimate of fair value include various market indices, credit spreads, the Company’s own credit spread, and estimated contractual payments. See Note 7, Fair Value Measurement, of the Financial Statements for additional information.

Net Change in Fair Value of Credit Derivatives Gain (Loss)

	First Quarter
	2015	2014

Realized gains on credit derivatives (1)	$23	$20
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	(2)	(1)
Realized gains (losses) and other settlements on credit derivatives	21	19
Net change in unrealized gains (losses) on credit derivatives:
Pooled corporate obligations	17	(58)
U.S. RMBS	75	(140)
Commercial mortgage-backed securities ("CMBS")	0	0
Other	11	(32)
Net change in unrealized gains (losses) on credit derivatives	103	(230)
Net change in fair value of credit derivatives	$124	$(211)
____________________

(1)
Includes realized gain due to terminations of CDS contracts of $11 million and $0.2 million for First Quarter 2015 and First Quarter 2014, respectively. Net par of $93 million and $1.1 billion were terminated in First Quarter 2015 and First Quarter 2014, respectively.

     Realized gains on credit derivatives increased due to a payment received from the resolution of a dispute related to a termination of CDS in 2008, which was partially offset by the decline in net credit derivative premiums in First Quarter 2015 due to the decline in net par outstanding to $31.7 billion at March 31, 2015 from $51.3 billion at March 31, 2014.

During First Quarter 2015, unrealized fair value gains were generated primarily in the U.S. RMBS prime first lien and Option ARM sectors. The change in fair value of credit derivatives in First Quarter 2015 was primarily due to a refinement in methodology to address an instance in a U.S. RMBS transaction where the Company now expects recoveries.  This refinement resulted in approximately $49 million in fair value gains in the First Quarter 2015. In addition, there were unrealized gains in the TruPS and Other sectors as result of price improvements on the underlying collateral. The changes in the Company’s CDS spreads did not have a material impact during the quarter.

During First Quarter 2014, unrealized fair value losses were generated primarily in the U.S. RMBS prime first lien, Alt-A, Option ARM and subprime sectors, as well as pooled corporate obligations, due to wider implied net spreads. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC’s name as the market cost of AGC’s credit protection decreased significantly during the period. These transactions were pricing at or above their floor levels; therefore when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, decreased, the implied spreads that the Company would expect to receive on these transactions increased. The cost of AGM’s credit protection also decreased during First Quarter 2014 generating unrealized fair value losses on a Triple-X life insurance securitization transaction, due to wider implied net spreads. This did not have a significant impact on the remainder of AGM’s portfolio, as a significant portion of AGM’s policies continue to price at floor levels.

Five-Year CDS Spread
on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of March 31, 2015	As of December 31, 2014	As of March 31, 2014	As of December 31, 2013
AGC	317	323	291	460
AGM	341	325	305	525

One-Year CDS Spread
on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of March 31, 2015	As of December 31, 2014	As of March 31, 2014	As of December 31, 2013
AGC	60	80	55	185
AGM	80	85	70	220

Effect of Changes in the Company’s Credit Spread on
Unrealized Gains (Losses) on Credit Derivatives

	First Quarter
	2015	2014
	(in millions)
Change in unrealized gains (losses) of credit derivatives:
Before considering implication of the Company’s credit spreads	$111	$347
Resulting from change in the Company’s credit spreads	(8)	(577)
After considering implication of the Company’s credit spreads	$103	$(230)

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

Interest Expense

For First Quarter 2015, interest expense increased due to the issuance in June 2014 of 5.0% Senior Notes due 2024. See Note 15, Long-Term Debt and Credit Facilities, of the Financial Statements.

Provision for Income Tax

Provision for Income Taxes and Effective Tax Rates

	First Quarter
	2015	2014
	(in millions)
Total provision (benefit) for income taxes	$65	$27
Effective tax rate	24.2%	38.8%

 The Company’s effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, U.K. subsidiaries taxed at the U.K. blended marginal corporate tax rate of 20.25% unless subject to U.S. tax by election or as a U.S. controlled foreign corporation, and no taxes for the Company’s Bermuda subsidiaries unless subject to U.S tax by election or as a U.S. controlled foreign corporation. The Company’s overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions. In each of the periods presented, the portion of taxable income from each jurisdiction varied.

Financial Guaranty Variable Interest Entities

As of March 31, 2015 and December 31, 2014, the Company consolidated 33 and 40 VIEs, respectively. The table below presents the effects on reported GAAP income resulting from consolidating these FG VIEs and eliminating their related insurance and investment accounts and, in total, represents a difference between GAAP reported net income and non-GAAP operating income attributable to FG VIEs. The consolidation of FG VIEs has a significant effect on net income and shareholders' equity due to (1) changes in fair value gains (losses) on FG VIE assets and liabilities, (2) the eliminations of premiums and losses related to the AGC and AGM FG VIE liabilities with recourse and (3) the elimination of investment balances related to the Company’s purchase of AGC and AGM insured FG VIE debt. Upon consolidation of a FG VIE, the related insurance and, if applicable, the related investment balances, are considered intercompany transactions and therefore eliminated. See “—Non-GAAP Financial Measures—Operating Income” below and Note 9, Consolidated Variable Interest Entities, of the Financial Statements for more details.

Effect of Consolidating FG VIEs on Net Income (Loss)

	First Quarter
	2015	2014
	(in millions)
Net earned premiums	$(5)	$(17)
Net investment income	(3)	(3)
Fair value gains (losses) on FG VIEs	(7)	157
Other income	0	(2)
Loss and LAE	5	(1)
Effect on net income before tax	(10)	134
Less: tax provision (benefit)	(4)	47
Effect on net income (loss)	$(6)	$87

Fair value gains (losses) on FG VIEs represent the net change in fair value on the consolidated FG VIEs’ assets and liabilities. During First Quarter 2015, the Company recorded a pre-tax net fair value loss on consolidated FG VIEs of $7 million. The primary driver of the loss was a pre-tax net fair value loss of $26 million on the consolidation of one new FG VIE. The net fair value loss on consolidation was partially offset by net mark-to-market gains due to price application on the FG VIE assets during the quarter resulting from improvements in the underlying collateral.

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

Expected losses to be paid in respect of consolidated FG VIEs, were $122 million as of March 31, 2015 and $126 million as of December 31, 2014, and are included in the discussion of “—Losses in the Insured Portfolio.”

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

Management and the board of directors utilize non-GAAP financial measures in evaluating the Company’s financial performance and as a basis for determining senior management incentive compensation. By providing these non-GAAP financial measures, the Company gives investors, analysts and financial news reporters access to the same information that management reviews internally. In addition, Assured Guaranty’s presentation of non-GAAP financial measures is consistent with how analysts calculate their estimates of Assured Guaranty’s financial results in their research reports on Assured Guaranty and with how investors, analysts and the financial news media evaluate Assured Guaranty’s financial results.

The following paragraphs define each non-GAAP financial measure and describe why it is useful. A reconciliation of the non-GAAP financial measure and the most directly comparable GAAP financial measure, is also presented below.

Operating Income

Reconciliation of Net Income (Loss)
to Operating Income

	First Quarter
	2015	2014
	( in millions)
Net income (loss)	$201	$42
Less after-tax adjustments:
Realized gains (losses) on investments	9	(1)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	66	(171)
Fair value gains (losses) on CCS	1	(5)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(9)	0
Effect of consolidating FG VIEs	(6)	87
Operating income	$140	$132

Effective tax rate on operating income	22.1%	26.7%

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

Reconciliation of Shareholders’ Equity
to Adjusted Book Value

	As of March 31, 2015		As of December 31, 2014
	Total	Per Share	Total	Per Share
	(dollars in millions, except per share amounts)
Shareholders’ equity	$5,786	$37.86	$5,758	$36.37
Less after-tax adjustments:
Effect of consolidating FG VIEs	(49)	(0.32)	(44)	(0.28)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(460)	(3.01)	(527)	(3.33)
Fair value gains (losses) on CCS	24	0.16	23	0.14
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	395	2.58	373	2.36
Operating shareholders’ equity	5,876	38.45	5,933	37.48
After-tax adjustments:
Less: Deferred acquisition costs	155	1.02	156	0.99
Plus: Net present value of estimated net future credit derivative revenue	99	0.65	109	0.69
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	2,534	16.58	2,609	16.48
Adjusted book value	$8,354	$54.66	$8,495	$53.66

     As of March 31, 2015, shareholders’ equity was $5.8 billion. There was a $28 million increase in shareholder's equity from December 31, 2014 due to net income, partially offset by share repurchases and dividends. Operating shareholders' equity decreased from December 31, 2014 due primarily to share repurchases and dividends in 2015, which was partially offset by positive operating income. Adjusted book value decreased from December 31, 2014 due mainly to share repurchases and dividends. Operating shareholders' equity per share and adjusted book value per share increased due primarily to the repurchase of 5.9 million common shares through March 31, 2015.

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

PVP or Present Value of New Business Production

Reconciliation of PVP to Gross Written Premiums

	First Quarter
	2015	2014
	( in millions)
Total PVP	$36	$31
Less: PVP of non-financial guaranty insurance	6	—
PVP of financial guaranty insurance	30	31
Less: Financial guaranty installment premium PVP	17	10
Total: Financial guaranty upfront gross written premiums	13	21
Plus: Installment gross written premiums and other GAAP adjustments	19	9
Total gross written premiums	32	30

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

Insured Portfolio

The following tables present the insured portfolio by asset class net of cessions to reinsurers. It includes all financial guaranty contracts outstanding as of the dates presented, regardless of the form written (i.e., credit derivative form or traditional financial guaranty insurance form) or the applicable accounting model (i.e., insurance, derivative or VIE consolidation). The Company excludes amounts attributable to loss mitigation securities (unless otherwise indicated) from par and principal and interest ("Debt Service") outstanding because it manages such securities as investments not insurance exposures.

Net Par Outstanding and Average Internal Rating by Sector

	As of March 31, 2015		As of December 31, 2014
Sector	Net Par Outstanding	Avg. Rating	Net Par Outstanding	Avg. Rating
	(dollars in millions)
Public finance:
U.S.:
General obligation	$136,833	A	$140,276	A
Tax backed	60,686	A	62,525	A
Municipal utilities	50,542	A	52,090	A
Transportation	26,309	A	27,823	A
Healthcare	14,805	A	14,848	A
Higher education	13,010	A	13,099	A
Infrastructure finance	4,171	BBB	4,181	BBB
Housing	2,645	A+	2,779	A+
Investor-owned utilities	922	A-	944	A-
Other public finance—U.S.	3,521	A	3,558	A
Total public finance—U.S.	313,444	A	322,123	A
Non-U.S.:
Infrastructure finance	11,913	BBB	12,808	BBB
Regulated utilities	10,377	BBB+	10,914	BBB+
Pooled infrastructure	2,284	AA	2,420	AA
Other public finance	5,045	A	5,217	A
Total public finance—non-U.S.	29,619	BBB+	31,359	BBB+
Total public finance	343,063	A	353,482	A
Structured finance:
U.S.:
Pooled corporate obligations	18,683	AAA	20,646	AAA
RMBS	9,078	BBB-	9,417	BBB-
Insurance securitizations	3,383	A-	3,433	A-
Financial products	2,147	AA-	2,276	AA-
Consumer receivables	2,069	BBB+	2,099	BBB+
CMBS and other commercial real estate related exposures	1,788	AAA	1,957	AAA
Commercial receivables	526	BBB+	560	BBB+
Structured credit	69	BB	69	BB
Other structured finance—U.S.	687	AA	714	AA
Total structured finance—U.S.	38,430	AA-	41,171	AA-
Non-U.S.:
Pooled corporate obligations	5,289	AA+	6,604	AA+
Commercial receivables	877	BBB	944	BBB
RMBS	718	A	794	A
Structured credit	8	BBB+	9	BBB+
Other structured finance	714	AA	725	AA
Total structured finance—non-U.S.	7,606	AA	9,076	AA
Total structured finance	46,036	AA-	50,247	AA-
Total net par outstanding	$389,099	A	$403,729	A

The March 31, 2015 and December 31, 2014 amounts above include $23.9 billion and $26.3 billion, respectively, of AGM structured finance net par outstanding. AGM has not insured a mortgage-backed transaction since January 2008 and announced in August 2008 that it would no longer issue new policies on structured finance obligations. The structured finance transactions that remain in AGM’s insured portfolio have an average internal rating by the Company of double-A. Management expects AGM’s structured finance portfolio to run-off rapidly: 23% by year-end 2015, 71% by year end 2017, and 80% by year-end 2019.

The following tables set forth the Company’s net financial guaranty portfolio by internal rating.

Financial Guaranty Portfolio by Internal Rating
As of March 31, 2015

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$3,563	1.1%	$613	2.1%	$18,176	47.3%	$4,397	57.8%	$26,749	6.9%
AA	86,521	27.6	2,650	9.0	8,360	21.7	377	5.0	97,908	25.2
A	171,308	54.7	7,091	23.9	2,228	5.8	365	4.7	180,992	46.4
BBB	44,110	14.1	17,891	60.4	1,843	4.8	1,746	23.0	65,590	16.9
BIG	7,942	2.5	1,374	4.6	7,823	20.4	721	9.5	17,860	4.6
Total net par outstanding (1)	$313,444	100.0%	$29,619	100.0%	$38,430	100.0%	$7,606	100.0%	$389,099	100.0%
_____________________

(1)	Excludes 1.3 billion of loss mitigation securities insured and held by the Company as of March 31, 2015, which are primarily in the BIG category.

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2014

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$4,082	1.3%	$615	2.0%	$20,037	48.7%	$5,409	59.6%	$30,143	7.5%
AA	90,464	28.1	2,785	8.9	8,213	19.9	503	5.5	101,965	25.3
A	176,298	54.7	7,192	22.9	2,940	7.1	445	4.9	186,875	46.3
BBB	43,429	13.5	19,363	61.7	1,795	4.4	1,912	21.1	66,499	16.4
BIG	7,850	2.4	1,404	4.5	8,186	19.9	807	8.9	18,247	4.5
Total net par outstanding (1)	$322,123	100.0%	$31,359	100.0%	$41,171	100.0%	$9,076	100.0%	$403,729	100.0%
_____________________

(1)	Excludes 1.3 billion of loss mitigation securities insured and held by the Company as of December 31, 2014, which are primarily in the BIG category.

Exposure to Puerto Rico

The Company insures general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $4.9 billion net par as of March 31, 2015. The Company rates $4.7 billion net par of that amount BIG; included in that amount are the obligations of Puerto Rico Highway and Transportation Authority (“PRHTA”) and PREPA.

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

In June 2014, the Puerto Rico legislature passed the Puerto Rico Public Corporation Debt Enforcement and Recovery Act (the "Recovery Act") in order to provide a legislative framework for certain public corporations experiencing severe financial stress to restructure their debt, including PRHTA and PREPA. Subsequently, the Commonwealth stated PREPA might need to seek relief under the Recovery Act due to liquidity constraints.

In August 2014, PREPA entered into forbearance agreements with the GDB, its bank lenders, and bondholders and financial guaranty insurers (including AGM and AGC) that hold or guarantee more than 60% of PREPA's outstanding bonds, in order to address its near-term liquidity issues. Creditors, including AGM and AGC, agreed not to exercise available rights and remedies until March 31, 2015, and the bank lenders agreed to extend the maturity of two revolving lines of credit to the same date. PREPA agreed it would continue to make principal and interest payments on its outstanding bonds, and interest payments on its lines of credit. It also agreed it would develop a five year business plan and a recovery program in respect of its operations; a preliminary business plan was released in December 2014. Subsequently, the parties have extended these forbearance agreements through June 4, 2015. Creditors, including AGM and AGC, are in discussions among themselves and with PREPA regarding potentially extending the forbearance agreements beyond June 4, 2015, but there can be no assurance that such discussions will result in such an extension. PREPA, during the pendency of the Forbearance Agreement, has suspended deposits into the Debt Service Fund and has utilized amounts on deposit in the Debt Service Reserve Fund to pay debt service due on its bonds and other obligations through May 8, 2015.

Investors in bonds issued by PREPA filed suit in the United States District Court for the District of Puerto Rico asserting the Recovery Act violates the U.S. Constitution. On February 6, 2015, the U.S. District Court for the District of Puerto Rico ruled the Recovery Act is preempted by the U.S. Bankruptcy Code and is therefore void; on February 19, 2015, the Commonwealth appealed the ruling to the U.S. Court of Appeals for the First Circuit. In addition, the Commonwealth's Resident Commissioner has introduced a bill to the U.S. Congress that, if passed, would enable the Commonwealth to authorize one or more of its public corporations to restructure their debts under chapter 9 of the U.S Bankruptcy Code if they were to become insolvent. The passage of the Recovery Act, its subsequent invalidation, and the introduction of legislation that would enable the Commonwealth to authorize chapter 9 protection for its public corporations have resulted in uncertainty among investors about the rights of creditors of the Commonwealth and its related authorities and public corporations.

Following the enactment of the Recovery Act, Standard and Poor’s Ratings Services ("S&P"), Moody’s Investor Services, Inc. ("Moody’s") and Fitch Ratings lowered the credit rating of the Commonwealth’s bonds and the ratings on certain of its public corporations. In February, March and April 2015, Moody's, Fitch Ratings and S&P, respectively, each again lowered the credit rating of the Commonwealth's bonds and the ratings on certain of its public corporations. The Commonwealth has disclosed its liquidity has been adversely affected by rating agency downgrades and by the limited market access for its debt, and also noted it has relied on short-term financings and interim loans from the GDB and other private lenders, which reliance has constrained its liquidity and increased its near-term refinancing risk.

In early 2015, Puerto Rico enacted legislation designed to stabilize PRHTA and improve the liquidity of the GDB. The legislation provides for certain tax revenues that would support PRHTA and require the transfer of certain liabilities and revenues from PRHTA to another authority, as well as allowing the transfer of the operations of poorly performing transit facilities to a new authority.

Net Exposure to Puerto Rico
As of March 31, 2015

	Net Par Outstanding
	AGM Consolidated	AGC Consolidated	AG Re (1) Consolidated	Eliminations (2)	Total Net Par Outstanding	Gross Par Outstanding	Internal Rating
	(in millions)
Exposures Previously Subject to the Voided Recovery Act(3):
PRHTA (Transportation revenue)	$303	$392	$229	$(80)	$844	$912	BB-
PREPA	464	53	256	—	773	1,007	B-
Puerto Rico Aqueduct and Sewer Authority	—	288	96	—	384	384	BB-
PRHTA (Highway revenue)	197	24	52	—	273	582	BB
Puerto Rico Convention Center District Authority	—	87	87	—	174	174	BB-
Total	964	844	720	(80)	2,448	3,059

Exposures Not Previously Subject to the Voided Recovery Act:
Commonwealth of Puerto Rico - General Obligation Bonds	749	417	506	—	1,672	1,844	BB
Puerto Rico Municipal Finance Agency	223	44	132	—	399	656	BB-
Puerto Rico Sales Tax Financing Corporation	261	—	8	—	269	269	BBB
Puerto Rico Public Buildings Authority	18	41	41	—	100	156	BB
GDB	—	33	—	—	33	33	BB
Puerto Rico Infrastructure Finance Authority (“PRIFA”)	—	10	8	—	18	18	BB-
University of Puerto Rico	—	1	—	—	1	1	BB-
Total	1,251	546	695	—	2,492	2,977
Total net exposure to Puerto Rico	$2,215	$1,390	$1,415	$(80)	$4,940	$6,036
 ___________________

(1)	Assured Guaranty Re Ltd.

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

Amortization Schedule
of Net Par Outstanding of Puerto Rico
As of March 31, 2015

	Scheduled Net Par Amortization
	2015 (2Q)	2015 (3Q)	2015 (4Q)	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025 -2029	2030 -2034	2035 -2039	2040 -2044	2045 -2047	Total
	(in millions)
Exposures Previously Subject to the Voided Recovery Act:
PRHTA (Transportation revenue)	$0	$22	$0	$29	$32	$39	$26	$21	$16	$17	$17	$1	$128	$137	$281	$78	$—	$844
PREPA	0	73	0	19	4	4	24	40	20	20	78	74	300	113	4	—	—	773
Puerto Rico Aqueduct and Sewer Authority	—	14	—	15	—	—	—	—	—	—	—	—	109	—	—	—	246	384
PRHTA (Highway revenue)	—	6	—	10	5	5	11	12	15	6	7	7	20	114	55	—	—	273
Puerto Rico Convention Center District Authority	—	11	—	11	—	—	—	—	—	—	—	—	19	76	57	—	—	174
Total	0	126	0	84	41	48	61	73	51	43	102	82	576	440	397	78	246	2,448

Exposures Not Previously Subject to the Voided Recovery Act:
Commonwealth of Puerto Rico - General Obligation Bonds	0	109	0	127	95	64	82	137	16	37	14	66	278	381	266	—	—	1,672
Puerto Rico Municipal Finance Agency	—	51	—	48	41	43	39	35	30	30	16	12	52	2	—	—	—	399
Puerto Rico Sales Tax Financing Corporation	0	(1)	0	(1)	(1)	(1)	(1)	(1)	(2)	(2)	1	0	(10)	34	(1)	255	—	269
Puerto Rico Public Buildings Authority	—	11	—	8	30	—	5	10	12	0	7	0	10	3	4	—	—	100
GDB	—	—	33	—	—	—	—	—	—	—	—	—	—	—	—	—	—	33
PRIFA	—	—	—	—	—	2	—	—	—	—	2	—	—	—	2	12	—	18
University of Puerto Rico	—	0	—	0	0	0	0	0	0	0	0	0	0	1	—	—	—	1
Total	0	170	33	182	165	108	125	181	56	65	40	78	330	421	271	267	—	2,492
Total net par for Puerto Rico	$0	$296	$33	$266	$206	$156	$186	$254	$107	$108	$142	$160	$906	$861	$668	$345	$246	$4,940

Amortization Schedule
of Net Debt Service Outstanding of Puerto Rico
As of March 31, 2015

	Scheduled Net Debt Service Amortization
	2015 (2Q)	2015 (3Q)	2015 (4Q)	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025 -2029	2030 -2034	2035 -2039	2040 -2044	2045 -2047	Total
	(in millions)
Exposures Previously Subject to the Voided Recovery Act:
PRHTA (Transportation revenue)	$—	$44	$—	$72	$73	$79	$64	$57	$51	$51	$51	$34	$280	$257	$339	$83	$—	$1,535
PREPA	2	89	2	51	36	35	55	70	48	47	104	97	365	125	4	—	—	1,130
Puerto Rico Aqueduct and Sewer Authority	—	24	—	34	18	18	18	18	18	18	18	18	186	63	63	63	272	849
PRHTA (Highway revenue)	—	14	—	24	19	19	24	24	27	17	18	17	68	148	59	—	—	478
Puerto Rico Convention Center District Authority	—	15	—	19	7	7	7	7	7	7	7	7	52	103	60	—	—	305
Total	2	186	2	200	153	158	168	176	151	140	198	173	951	696	525	146	272	4,297

Exposures Not Previously Subject to the Voided Recovery Act:
Commonwealth of Puerto Rico - General Obligation Bonds	1	151	1	208	170	133	149	200	71	91	67	119	492	530	295	—	—	2,678
Puerto Rico Municipal Finance Agency	—	61	—	66	57	56	50	44	37	36	20	15	59	3	—	—	—	504
Puerto Rico Sales Tax Financing Corporation	—	6	—	13	13	13	13	13	13	13	16	15	64	107	64	283	—	646
Puerto Rico Public Buildings Authority	—	14	—	12	34	3	7	13	14	1	9	1	12	5	4	—	—	129
GDB	—	1	34	—	—	—	—	—	—	—	—	—	—	—	—	—	—	35
PRIFA	—	0	—	1	1	3	1	1	1	1	3	1	3	3	5	13	—	37
University of Puerto Rico	0	0	0	0	0	0	0	0	0	0	0	0	0	1	—	—	—	1
Total	1	233	35	300	275	208	220	271	136	142	115	151	630	649	368	296	—	4,030
Total net debt service for Puerto Rico	$3	$419	$37	$500	$428	$366	$388	$447	$287	$282	$313	$324	$1,581	$1,345	$893	$442	$272	$8,327

Exposure to Residential Mortgage-Backed Securities

The tables below provide information on the risk ratings and certain other risk characteristics of the Company’s financial guaranty insurance and credit derivative RMBS exposures as of March 31, 2015. U.S. RMBS exposures represent 2% of the total net par outstanding, and BIG U.S. RMBS represent 31% of total BIG net par outstanding. See Note 5, Expected Loss to be Paid, of the Financial Statements, for a discussion of expected losses to be paid on U.S. RMBS exposures.

Distribution of U.S. RMBS by Rating and Type of Exposure as of March 31, 2015

Ratings:	Prime First Lien	Closed-End Second Lien	Home Equity Lines of Credit	Alt-A First Lien	Option ARMs	Subprime First Lien	Total Net Par Outstanding
	(dollars in millions)
AAA	$0	$—	$0	$301	$52	$1,382	$1,736
AA	81	80	58	353	118	865	1,555
A	5	0	—	3	28	34	71
BBB	19	—	91	13	4	116	244
BIG	349	132	1,504	1,778	170	1,538	5,472
Total exposures	$454	$212	$1,654	$2,449	$374	$3,935	$9,078

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of March 31, 2015

Year insured:	Prime First Lien	Closed End Second Lien	Home Equity Lines of Credit	Alt-A First Lien	Option ARM	Subprime First Lien	Total Net Par Outstanding
	(in millions)
2004 and prior	$16	$0	$139	$64	$20	$1,061	$1,301
2005	147	—	446	464	39	189	1,286
2006	78	51	479	284	46	887	1,825
2007	213	161	589	1,225	227	1,728	4,143
2008	—	—	—	413	40	70	523
Total exposures	$454	$212	$1,654	$2,449	$374	$3,935	$9,078
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

 Exposure by Reinsurer

	Ratings at		Par Outstanding (1)
	May 6, 2015		As of March 31, 2015
Reinsurer	Moody’s Reinsurer Rating	S&P Reinsurer Rating	Ceded Par Outstanding	Second-to- Pay Insured Par Outstanding	Assumed Par Outstanding
	(dollars in millions)
American Overseas Reinsurance Company Limited (f/k/a Ram Re)	WR (2)	WR	$6,363	$—	$30
Tokio Marine & Nichido Fire Insurance Co., Ltd.	Aa3 (3)	AA- (3)	5,006	—	—
Radian Asset (4)	WR	NR	3,984	18	620
Syncora Guarantee Inc.	WR	WR	3,522	1,451	160
Mitsui Sumitomo Insurance Co. Ltd.	A1	A+ (3)	1,995	—	—
ACA Financial Guaranty Corp.	NR (5)	WR	745	1	—
Swiss Reinsurance Co.	Aa3	AA-	91	—	—
Ambac Assurance Corporation	WR	WR	82	4,796	13,281
NPFGC (6)	A3	AA-	—	6,061	5,724
MBIA	(7)	(7)	—	2,465	484
Financial Guaranty Insurance Co.	WR	WR	—	2,008	809
Ambac Assurance Corp. Segregated Account	NR	NR	—	105	936
CIFG Assurance North America Inc.	WR	WR	—	102	4,177
Other	Various	Various	199	804	45
Total			$21,987	$17,811	$26,266
____________________

(1)	Includes par related to insured credit derivatives.

(2)    Represents “Withdrawn Rating.”

(3)    The Company has structural collateral agreements satisfying the triple-A credit requirement of S&P and/or Moody’s.

(4)	On April 1, 2015, AGC consummated the acquisition of Radian Asset and merged Radian Asset with and into AGC, with AGC as the surviving company of the merger.

(5)    Represents “Not Rated.”

(6)	NPFGC is rated AA+ by Kroll Bond Rating Agency.

(7)	MBIA includes subsidiaries MBIA Insurance Corp. rated B by S&P and B2 by Moody's and MBIA U.K. Insurance Ltd. rated B by S&P and Ba2 by Moody’s.

Ceded Par Outstanding by Reinsurer and Credit Rating
As of March 31, 2015

	Internal Credit Rating
Reinsurer	AAA	AA	A	BBB	BIG	Total
	(in millions)
American Overseas Reinsurance Company Limited (f/k/a Ram Re)	$572	$2,352	$1,864	$1,084	$491	$6,363
Tokio Marine & Nichido Fire Insurance Co., Ltd.	710	898	1,456	1,180	762	5,006
Radian Asset	211	280	2,026	981	486	3,984
Syncora Guarantee Inc.	—	276	457	2,055	734	3,522
Mitsui Sumitomo Insurance Co. Ltd.	132	658	730	287	188	1,995
ACA Financial Guaranty Corp	—	457	277	11	—	745
Swiss Reinsurance Co.	—	—	0	24	67	91
Ambac Assurance Corporation	—	—	82	—	—	82
Other	57	79	56	7	—	199
Total	$1,682	$5,000	$6,948	$5,629	$2,728	$21,987

In accordance with U.S. statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. All of the unauthorized reinsurers in the table above are required to post collateral for the benefit of the Company in an amount at least equal to the sum of their ceded unearned premium reserve, loss reserves and contingency reserves all calculated on a statutory basis of accounting. In addition, certain authorized reinsurers in the table above post collateral on terms negotiated with the Company. Collateral may be in the form of letters of credit or trust accounts. The total collateral posted by all non-affiliated reinsurers as of March 31, 2015 is approximately $611 million.

Second-to-Pay
Insured Par Outstanding by Internal Rating
As of March 31, 2015(1)

	Public Finance					Structured Finance
	AAA	AA	A	BBB	BIG	AAA	AA	A	BBB	BIG	Total
	(in millions)
Radian Asset	$—	$—	$3	$9	$6	$—	$—	$—	$—	$—	$18
Syncora Guarantee Inc.	—	45	326	689	258	89	—	—	—	44	1,451
ACA Financial Guaranty Corp.	—	—	—	1	—	—	—	—	—	—	1
Ambac Assurance Corporation	10	1,289	2,330	819	52	1	—	62	227	6	4,796
National Public Finance Guarantee Corp.	161	2,176	3,700	—	—	—	—	24	—	—	6,061
MBIA	—	64	242	402	—	—	1,407	—	238	112	2,465
Financial Guaranty Insurance Co.	—	77	956	270	282	359	—	23	—	41	2,008
Ambac Assurance Corp. Segregated Account	—	—	—	—	—	—	31	—	—	74	105
CIFG Assurance North America Inc.	—	4	51	22	25	—	—	—	—	—	102
Other	—	804	—	—	—	—	—	—	—	—	804
Total	$171	$4,459	$7,608	$2,212	$623	$449	$1,438	$109	$465	$277	$17,811
____________________

(1)	Assured Guaranty’s internal rating.

Selected European Exposure

Several European countries have experienced significant economic, fiscal and / or political strains such that the likelihood of default on obligations with a nexus to those countries may be higher than the Company anticipated when such factors did not exist. The Company has identified those European countries where it has exposure and where it believes heightened uncertainties exist to be: Hungary, Italy, Portugal and Spain (the “Selected European Countries”). The Company selected these European countries based on its view that their credit fundamentals have weakened as a result of the global financial crisis, as well as on published reports identifying countries that may be experiencing reduced demand for their sovereign debt in the current environment. The Company has in the past included Greece on the list, but the Company no longer has any meaningful exposure to Greece.

Direct Economic Exposure to the Selected European Countries

The Company’s direct economic exposure to the Selected European Countries (based on par for financial guaranty contracts and notional amount for financial guaranty contracts accounted for as derivatives) is shown in the following tables, both gross and net of ceded reinsurance:

Gross Direct Economic Exposure
to Selected European Countries(1)
As of March 31, 2015

	Hungary	Italy	Portugal	Spain	Total
	(in millions)
Sovereign and sub-sovereign exposure:
Non-infrastructure public finance (2)	$—	$1,042	$103	$339	$1,484
Infrastructure finance	283	12	11	122	428
Total sovereign and sub-sovereign exposure	283	1,054	114	461	1,912
Non-sovereign exposure:
Regulated utilities	—	227	—	—	227
RMBS	182	284	—	—	466
Total non-sovereign exposure	182	511	—	—	693
Total	$465	$1,565	$114	$461	$2,605
Total BIG	$393	$—	$114	$461	$968

Net Direct Economic Exposure
to Selected European Countries(1)
As of March 31, 2015

	Hungary	Italy	Portugal	Spain	Total
	(in millions)
Sovereign and sub-sovereign exposure:
Non-infrastructure public finance (2)	$—	$779	$91	$211	$1,081
Infrastructure finance	265	11	11	120	407
Total sovereign and sub-sovereign exposure	265	790	102	331	1,488
Non-sovereign exposure:
Regulated utilities	—	210	—	—	210
RMBS	174	234	—	—	408
Total non-sovereign exposure	174	444	—	—	618
Total	$439	$1,234	$102	$331	$2,106
Total BIG	$370	$—	$102	$331	$803
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

The tables above include the par amount of financial guaranty contracts accounted for as derivatives of $112 million with a fair value of $4 million, net of reinsurance. The Company’s credit derivative transactions are governed by International Swaps and Derivatives Association, Inc. ("ISDA") documentation, and the Company is required to make a loss payment on them only upon the occurrence of one or more defined credit events with respect to the referenced securities or loans.

Indirect Exposure to Selected European Countries

The Company considers economic exposure to a Selected European Country to be indirect when that exposure relates to only a small portion of an insured transaction that otherwise is not related to that Selected European Country, and the Company has excluded its indirect exposure to the Selected European Countries from the exposure tables above. The Company has such indirect exposure to Selected European Countries through insurance it provides on pooled corporate and commercial receivables transactions.

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

The Company calculates indirect exposure to a country by multiplying the par amount of a transaction insured by the Company times the percent of the relevant collateral pool reported as having a nexus to the country. On that basis, the Company has calculated exposure of $355 million to Selected European Countries (plus Greece) in transactions with 10.0 billion of net par outstanding. The indirect exposure to credits with a nexus to Greece is $11 million across several highly rated pooled corporate obligations with net par outstanding of 483 million.

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

AGL and Holding Company Subsidiaries
Significant Cash Flow Items

	First Quarter
	2015	2014
	(in millions)
Dividends paid by AGC to AGUS	$20	$—
Dividends paid by AGM to AGMH	66	—
Dividends paid by AG Re to AGL	50	62
Repayment of surplus note by AGM to AGMH	25	25
Dividends paid to AGL shareholders	(19)	(20)
Repurchases of common shares(1)	(152)	(35)
Interest paid	(7)	(7)
Issuance of note by AGUS to AGC(2)	(200)	—
____________________

(1)
As of March 31, 2015 and May 8, 2015, on a settlement date basis, the remaining authorization for share repurchases was $58 million and $2 million, respectively. On May 6, 2015, in continuation of the Company's capital management strategy of repurchasing its common shares, the Company's Board of Directors approved the repurchase of an incremental $400 million of common shares.

(2)	On March 31, 2015, AGUS, as lender, provided $200 million to AGC, as borrower, from available funds to help fund the purchase of Radian Asset. AGC repaid that loan in full on April 14, 2015.

Dividends From Subsidiaries

The Company anticipates that for the next twelve months, amounts paid by AGL’s direct and indirect insurance company subsidiaries as dividends or other distributions will be a major source of its liquidity. The insurance company subsidiaries’ ability to pay dividends depends upon their financial condition, results of operations, cash requirements, and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their states of domicile. Dividend restrictions applicable to AGC and AGM, and to AG Re, are described under Note 11, Insurance Company Regulatory Requirements of the Financial Statements.

•
Under New York insurance law, AGM may only pay dividends out of "earned surplus", which is the portion of a company's surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to shareholders as dividends or transferred to stated capital or capital surplus, or applied to other purposes permitted by law, but does not include unrealized appreciation of assets. AGM may pay dividends without the prior approval of the New York Superintendent of Financial Services ("New York Superintendent") that, together with all dividends declared or distributed by it during the preceding 12 months, does not exceed the lesser of 10% of its policyholders' surplus (as of the last annual or quarterly statement filed with the New York Superintendent) or 100% of its adjusted net investment income during that period. The maximum amount available during 2015 for AGM to distribute as dividends without regulatory approval is estimated to be approximately $221 million, of which approximately $40 million is estimated to be available for distribution in the second quarter of 2015.

•
Under Maryland's insurance law, AGC may, with prior notice to the Maryland Insurance Commissioner, pay an ordinary dividend that, together with all dividends paid in the prior 12 months, does not exceed 10% of its policyholders' surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. The maximum amount available during 2015 for AGC to distribute as ordinary dividends will be approximately $90 million, of which approximately $16 million is available for distribution in the second quarter of 2015.

•	MAC is a New York domiciled insurance company subject to the same dividend limitations described above for AGM. The Company does not currently anticipate that MAC will distribute any dividends.

•
For AG Re, any distribution (including repurchase of shares) of any share capital, contributed surplus or other statutory capital) that would reduce its total statutory capital by 15% or more of its total statutory capital as set out in its previous year's financial statements requires the prior approval of the Bermuda Monetary Authority ("Authority"). Separately, dividends are paid out of an insurer's statutory surplus and cannot exceed that surplus. Further, annual dividends cannot exceed 25% of total statutory capital and surplus, which is $279 million, without AG Re certifying to the Authority that it will continue to meet required margins. Based on the foregoing limitations, in 2015 AG Re has the capacity to (i) make capital distributions in an aggregate amount up to $127 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to the limit of its outstanding statutory surplus, which is $271 million. Such dividend capacity is further limited by the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements. As of March 31, 2015, AG Re had unencumbered assets of approximately $588 million.

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

On June 20, 2014, AGUS issued $500 million of 5.0% Senior Notes due 2014. The notes are guaranteed by AGL. The net proceeds of the notes were used for general corporate purposes, including the purchase of AGL common shares.

Intercompany Loans and Guarantees

On March 30, 2015, AGUS loaned $200 million to AGC to facilitate the acquisition of Radian Asset on April 1, 2015. AGC repaid the loan in full on April 14, 2015.

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

In addition, in 2012 AGUS borrowed $90 million from its affiliate Assured Guaranty Re Overseas Ltd. to fund the acquisition of MAC. That loan remained outstanding as of March 31, 2015.

Furthermore, AGL unconditionally guarantees the payment of the principal of, and interest on, the $1,130 million aggregate principal amount of senior notes issued by AGUS and AGMH, and the $450 million aggregate principal amount of junior subordinated debentures issued by AGUS and AGMH, in each case, as described under "Commitments and Contingencies -- Long-Term Debt Obligations " below.

Cash and Investments

As of March 31, 2015, AGL had $47 million in cash and short-term investments. AGUS and AGMH had a total of $6 million in cash, short-term investments and other invested assets. In addition, the U.S. holding companies have $99 million in fixed-maturity securities with weighted average duration of 1.3 years. In April 2015, the $200 million intercompany loan from from AGUS to AGC was repaid.

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

Claims (Paid) Recovered

	First Quarter
	2015	2014
	(in millions)
Public finance	$(2)	$(6)
Structured finance:
U.S. RMBS before benefit for recoveries for breaches of R&W	(39)	(42)
Net benefit for recoveries for breaches of R&W	21	39
U.S. RMBS after benefit for recoveries for breaches of R&W	(18)	(3)
Other structured finance	2	(1)
Structured finance	(16)	(4)
Other	6	—
Claims (paid) recovered, net of reinsurance(1)	$(12)	$(10)
____________________

(1)	Includes $6 million paid and $1 million paid for consolidated FG VIEs for First Quarter 2015 and 2014, respectively.

The Company has insured exposure of approximately $3.0 billion to infrastructure transactions with refinancing risk as to which the Company may need to make claim payments that it did not anticipate paying when the policies were issued. Although the Company may not experience ultimate loss on a particular transaction, the aggregate amount of the claim payments may be substantial and reimbursement may not occur for an extended time, if at all. These transactions generally involve long-term infrastructure projects that were financed by bonds that mature prior to the expiration of the project concession. The Company expected the cash flows from these projects to be sufficient to repay all of the debt over the life of the project concession, but also expected the debt to be refinanced in the market at or prior to its maturity. If the issuer is unable to refinance the debt due to market conditions, the Company may have to pay a claim when the debt matures, and then recover its payment from cash flows produced by the project in the future. The Company generally projects that in most scenarios it will be fully reimbursed for such payments. However, the recovery of the payments is uncertain and may take from 10 to 35 years, depending on the transaction and the performance of the underlying collateral. The Company estimates total claims for the two largest transactions with significant refinancing risk, assuming no refinancing, and based on certain performance assumptions could be $1.7 billion on a gross basis; such claims would be payable from 2017 through 2022.

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

Consolidated Cash Flows

Consolidated Cash Flow Summary

	First Quarter
	2015	2014
	(in millions)
Net cash flows provided by (used in) operating activities before effects of trading securities and FG VIEs consolidation	$8	$25
(Purchases) sales of trading securities, net	(3)	84
Effect of FG VIEs consolidation	18	(8)
Net cash flows provided by (used in) operating activities - reported	23	101
Net cash flows provided by (used in) investing activities before effects of FG VIEs consolidation	980	(13)
Effect of FG VIEs consolidation	21	288
Net cash flows provided by (used in) investing activities - reported	1,001	275
Net cash flows provided by (used in) financing activities before effects of FG VIEs consolidation	(173)	(61)
Effect of FG VIEs consolidation	(39)	(281)
Net cash flows provided by (used in) financing activities - reported (1)	(212)	(342)
Effect of exchange rate changes	(2)	1
Cash at beginning of period	75	184
Total cash at the end of the period	$885	$219
____________________

(1)	Claims paid on consolidated FG VIEs are presented in the consolidated cash flow statements as a component of paydowns on FG VIE liabilities in financing activities as opposed to operating activities.

Excluding net cash flows from purchases and sales of the trading portfolio and the effect of consolidating FG VIEs, cash inflows from operating activities decreased in First Quarter 2015 compared with First Quarter 2014 due primarily to lower premiums and realized gains (losses) and other settlements on credit derivatives, net of commissions, and cash received on commutation agreements in First Quarter 2014, offset in part by lower taxes and higher investment income.

Investing activities were primarily net sales (purchases) of fixed-maturity and short-term investment securities. In First Quarter 2015, the Company sold securities to fund the acquisition of Radian Asset by AGC. Investing cash flows in First Quarter 2015 and First Quarter 2014 include inflows of $30 million and $286 million for FG VIEs, respectively.

Financing activities consisted primarily of paydowns of FG VIE liabilities and share repurchases. Financing cash flows in First Quarter 2015 and First Quarter 2014 include outflows of $39 million and $281 million for FG VIEs, respectively. Share repurchases in First Quarter 2015 and 2014 were $152 million and $35 million, respectively.

As of March 31, 2015, the Company had remaining authorization to repurchase $58 million in common shares. Since April 1, 2015 and through May 8, 2015, the Company had repurchased an additional 2.1 million shares for $56 million. For more information about the Company's share repurchase authorization and the amounts it repurchased in 2015, see Note 17, Shareholders' Equity, of the Financial Statements

Commitments and Contingencies

Leases

AGL and its subsidiaries lease office space and certain other items. Future cash payments associated with contractual obligations pursuant to operating leases for office space have not materially changed since December 31, 2014.

Long-Term Debt Obligations

The outstanding principal and interest paid on long-term debt were as follows:

Principal Outstanding
and Interest Paid on Long-Term Debt

	Principal Amount		Interest Paid
	As of March 31,	As of December 31,	First Quarter
	2015	2014	2015	2014
	(in millions)
AGUS:
7.0% Senior Notes(1)	$200	$200	$—	$—
5.0% Senior Notes(1)	500	500	—	—
Series A Enhanced Junior Subordinated Debentures(2)	150	150	—	—
Total AGUS	850	850	—	—
AGMH(3):
67/8% QUIBS(1)	100	100	2	2
6.25% Notes(1)	230	230	4	4
5.60% Notes(1)	100	100	1	1
Junior Subordinated Debentures(2)	300	300	—	—
Total AGMH	730	730	7	7
AGM(3):
AGM Notes Payable	15	16	0	1
Total AGM	$15	$16	$0	$1
Total	$1,595	$1,596	$7	$8
 ____________________

(1)	AGL fully and unconditionally guarantees these obligations

(2)	Guaranteed by AGL on a junior subordinated basis.

(3)                                 Principal amounts vary from carrying amounts due primarily to acquisition method fair value adjustments at the AGMH acquisition date, which are accreted or amortized into interest expense over the remaining terms of these obligations.

7.0% Senior Notes issued by AGUS.  On May 18, 2004, AGUS issued $200 million of 7.0% senior notes due 2034 for net proceeds of $197 million. Although the coupon on the Senior Notes is 7.0%, the effective rate is approximately 6.4%, taking into account the effect of a cash flow hedge.

5.0% Senior Notes issued by AGUS. On June 20, 2014, AGUS issued $500 million of 5.0% Senior Notes due 2024 for net proceeds of $495 million. The notes are guaranteed by AGL. The net proceeds from the sale of the notes were used for general corporate purposes, including the purchase of common shares of AGL.

Series A Enhanced Junior Subordinated Debentures issued by AGUS.  On December 20, 2006, AGUS issued $150 million of Debentures due 2066. The Debentures pay a fixed 6.40% rate of interest until December 15, 2016, and thereafter pay a floating rate of interest, reset quarterly, at a rate equal to three month London Interbank Offered Rate ("LIBOR") plus a margin equal to 2.38%. AGUS may select at one or more times to defer payment of interest for one or more consecutive periods for up to ten years. Any unpaid interest bears interest at the then applicable rate. AGUS may not defer interest past the maturity date.

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities did not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $1.2 billion as of March 31, 2015. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. It is difficult to determine the probability that AGM will have to pay strip provider claims or the likely aggregate amount of such claims. At March 31, 2015, approximately $1.4 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

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

Fundings under this facility are subject to certain conditions precedent, and their repayment is collateralized by a security interest that AGM granted to Dexia Crédit Local (NY) in amounts that AGM recovers – from the tax-exempt entity, or from asset sale proceeds – following its payment of strip policy claims. On June 30, 2014, AGM and Dexia Crédit Local (NY) agreed to shorten the duration of the facility. Accordingly, the Strip Coverage Facility will terminate upon the earliest to occur of an AGM change of control, the reduction of the commitment amount to $0 in accordance with the terms of the facility, and June 30, 2024 (rather than the original maturity date of January 31, 2042).

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

The Company was in compliance with all financial covenants as of March 31, 2015.

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

As of March 31, 2015, no amounts were outstanding under this facility, nor have there been any borrowings during the life of this facility.

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

The trusts provide AGC and AGM access to new capital at their respective sole discretion through the exercise of the put options. Upon AGC's or AGM's exercise of its put option, the relevant trust will liquidate its portfolio of eligible assets and use the proceeds to purchase the AGC or AGM preferred stock, as applicable. AGC or AGM may use the proceeds from such sale of its preferred stock to the trusts for any purpose, including the payment of claims. The put agreements have no scheduled termination date or maturity. However, each put agreement will terminate if (subject to certain grace periods) specified events occur.

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

Fixed-Maturity Securities and Short-Term Investments

The Company’s fixed-maturity securities and short-term investments had a duration of 5.2 years as of March 31, 2015 and 5.0 years as of December 31, 2014. Generally, the Company’s fixed-maturity securities are designated as available-for-sale. For more information about the Investment Portfolio and a detailed description of the Company’s valuation of investments see Note 10, Investments and Cash, of the Financial Statements.

Fixed-Maturity Securities and Short-Term Investments
by Security Type

	As of March 31, 2015		As of December 31, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	$5,099	$5,458	$5,416	$5,795
U.S. government and agencies	464	497	635	665
Corporate securities	1,340	1,399	1,320	1,368
Mortgage-backed securities(1):
RMBS	1,145	1,185	1,255	1,285
CMBS	573	600	639	659
Asset-backed securities	394	401	411	417
Foreign government securities	295	293	296	302
Total fixed-maturity securities	9,310	9,833	9,972	10,491
Short-term investments	349	349	767	767
Total fixed-maturity and short-term investments	$9,659	$10,182	$10,739	$11,258
 ____________________

(1)	Government-agency obligations were approximately 47% of mortgage backed securities as of March 31, 2015 and 44% as of December 31, 2014, based on fair value.

The following tables summarize, for all fixed-maturity securities in an unrealized loss position as of March 31, 2015 and December 31, 2014, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of March 31, 2015

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$189	$(2)	$5	$0	$194	$(2)
U.S. government and agencies	26	0	12	0	38	0
Corporate securities	194	(6)	5	0	199	(6)
Mortgage-backed securities:
RMBS	94	(1)	85	(15)	179	(16)
CMBS	21	0	2	0	23	0
Asset-backed securities	—	—	—	—	—	—
Foreign government securities	156	(8)	—	—	156	(8)
Total	$680	$(17)	$109	$(15)	$789	$(32)
Number of securities(1)		166		24		187
Number of securities with other-than-temporary impairment		2		3		5

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2014

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$64	$0	$25	$(1)	$89	$(1)
U.S. government and agencies	139	0	68	(1)	207	(1)
Corporate securities	189	(3)	104	(2)	293	(5)
Mortgage-backed securities:
RMBS	205	(3)	159	(18)	364	(21)
CMBS	36	0	19	0	55	0
Asset-backed securities	56	(2)	18	(1)	74	(3)
Foreign government securities	108	(2)	0	0	108	(2)
Total	$797	$(10)	$393	$(23)	$1,190	$(33)
Number of securities(1)		125		82		—
Number of securities with other-than-temporary impairment		3		7		10
___________________

(1)
The number of securities does not add across because lots of the same securities have been purchased at different times and appear in both categories above (i.e. Less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

Of the securities in an unrealized loss position for 12 months or more as of March 31, 2015, four securities had an unrealized loss greater than 10% of book value. The total unrealized loss for these securities as of March 31, 2015 was $14 million. The Company has determined that the unrealized losses recorded as of March 31, 2015 are yield related and not the result of other-than-temporary impairment.

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

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of March 31, 2015

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$156	$158
Due after one year through five years	1,706	1,763
Due after five years through 10 years	2,146	2,288
Due after 10 years	3,584	3,839
Mortgage-backed securities:
RMBS	1,145	1,185
CMBS	573	600
Total	$9,310	$9,833

The following table summarizes the ratings distributions of the Company’s investment portfolio as of March 31, 2015 and December 31, 2014. Ratings reflect the lower of the Moody’s and S&P classifications, except for bonds purchased for loss mitigation or other risk management strategies, which use Assured Guaranty’s internal ratings classifications.

Distribution of
Fixed-Maturity Securities by Rating

Rating	As of March 31, 2015	As of December 31, 2014
AAA	13.7%	14.0%
AA	59.7	60.3
A	19.0	17.9
BBB	0.6	0.5
BIG(1)	7.0	7.3
Total	100.0%	100.0%
____________________

(1)	Comprised primarily of loss mitigation and other risk management assets. See Note 10, Investments and Cash, of the Financial Statements.

The investment portfolio and miscellaneous other assets/liabilities contain securities and cash that are either held in trust for the benefit of third party reinsurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise restricted in the amount of $215 million and $236 million as of March 31, 2015 and December 31, 2014, respectively, based on fair value. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,420 million and $1,395 million as of March 31, 2015 and December 31, 2014, respectively, based on fair value.

The fair value of the Company’s pledged securities to secure its obligations under its CDS exposure totaled $356 million and $376 million as of March 31, 2015 and December 31, 2014, respectively.

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

To support the payment obligations of FSAM and the GIC Issuers, each of Dexia SA and Dexia Crédit Local S.A. are party to an ISDA Master Agreement, including an associated schedule, confirmation and credit support annex (the “Non-Guaranteed Put Contract”), the economic effect of which is that Dexia SA and Dexia Crédit Local S.A. jointly and severally guarantee (i) the scheduled payments of interest and principal in relation to a specified portfolio of FSAM assets, (ii) the obligation of certain Dexia affiliates to provide liquidity or liquid collateral under committed liquidity lending facilities, and (iii) the obligation to make certain payments in the event of an insolvency of Dexia S.A. Pursuant to the Non-Guaranteed Put Contract, FSAM may put an amount of FSAM assets to Dexia SA and Dexia Crédit Local S.A. in exchange for funds. The amount that could be put varies depending on the type of trigger event in question. In an asset default scenario, the amount payable generally covers at least the amount of the losses on the FSAM assets (by non-payment, writedown or realized loss). For other trigger events, the amount payable generally is at least the amount due and unpaid under the committed liquidity facilities, the principal amount of the FSAM assets, and the outstanding principal balance of the GICs. Dexia S.A. and Dexia Crédit Local S.A. also benefit from certain grace periods and procedural rights under the Non-Guaranteed Put Contract. To secure the Non-Guaranteed Put Contract, Dexia SA and Dexia Crédit Local S.A. will, pursuant to the credit support annex thereto, post eligible highly liquid collateral having an aggregate value (subject to agreed reductions) equal to at least the excess of (i) the aggregate principal amount of all outstanding GICs over (ii) the aggregate mark-to-market value of FSAM’s assets. The agreed-to advance rates applicable to the value of FSAM assets range from 98% to 82% for obligations backed by the full faith and credit of the United States, sovereign obligations of the U.K., Germany, the Netherlands, France or Belgium, obligations guaranteed by the Federal Deposit Insurance Corporation (FDIC) and for mortgage securities issued or guaranteed by U.S. sponsored agencies, and range from 75% to 0% for the other FSAM assets. As of March 31, 2015, approximately

33.2% of the FSAM assets (measured by aggregate principal balance) was in cash or were obligations backed by the full faith and credit of the United States.

As of March 31, 2015, the aggregate accreted GIC balance was approximately $2.1 billion, compared with approximately $10.2 billion as of December 31, 2009. As of March 31, 2015, and with respect to the FSAM assets, the aggregate accreted principal was approximately $3.3 billion, the aggregate market value was approximately $3.2 billion and the aggregate market value after agreed reductions was approximately $2.1 billion. Cash and positive derivative value exceeded the negative derivative values and other projected costs by approximately $96 million. Accordingly, as of March 31, 2015, the aggregate fair value of the assets supporting the GIC business plus cash and positive derivative value exceeded by nearly $0.9 billion the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business. Even after applying the agreed upon reductions to the fair value of the assets, the aggregate fair value of the assets supporting the GIC business plus cash and positive derivative value exceeded the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business, so, no posting of collateral was required under the credit support annex applicable to the primary put contract. Under the terms of that credit support annex, the collateral posting is recalculated on a weekly basis according to the formula set forth in the credit support annex, and a collateral posting is required whenever the collateralization levels tested by the formula are not satisfied, subject to a threshold of $5 million.

To provide additional support, Dexia affiliates provide liquidity commitments to lend against the FSAM assets, generally until the GICs have been paid in full. The liquidity commitments comprise:

•
an amended and restated revolving credit agreement (the “Liquidity Facility”) pursuant to which Dexia Crédit Local S.A. commits to provide funds to FSAM. As a result of agreed reductions and GIC amortization as of March 31, 2015 the commitments totaled $3.6 billion of (which approximately $1.0 billion was drawn), and

•
a master repurchase agreement (the “Repurchase Facility Agreement” and, together with the Liquidity Facility, the “Guaranteed Liquidity Facilities”) pursuant to which Dexia Crédit Local S.A. will provide up to $3.5 billion of funds in exchange for the transfer by FSAM to Dexia Crédit Local S.A. of FSAM securities that are not eligible to satisfy collateralization obligations of the GIC Issuers under the GICs. As of March 31, 2015, no amounts were outstanding under the Repurchase Facility Agreement.

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

The Medium Term Notes Business

In connection with the acquisition of AGMH, Dexia Crédit Local S.A. agreed to fund, on behalf of AGM, 100% of all policy claims made under financial guaranty insurance policies issued by AGM in relation to the medium term notes issuance program of FSA Global Funding Limited. Such agreement is set out in a Separation Agreement, dated as of July 1, 2009, between Dexia Crédit Local S.A., AGM, FSA Global Funding and Premier International Funding Co., and in a funding guaranty and a reimbursement guaranty that Dexia Crédit Local S.A. issued for the benefit of AGM. Under the funding guaranty, Dexia Crédit Local S.A. guarantees to pay to or on behalf of AGM amounts equal to the payments required to be made under policies issued by AGM relating to the medium term notes business. Under the reimbursement guaranty, Dexia Crédit Local S.A. guarantees to pay reimbursement amounts to AGM for payments it makes following a claim for payment under an obligation insured by a policy it has issued. Notwithstanding Dexia Crédit Local S.A.’s obligation to fund 100% of all policy claims under those policies, AGM has a separate obligation to remit to Dexia Crédit Local S.A. a certain percentage (ranging from 0% to 25%) of those policy claims. AGM, the Company and related parties are also protected against losses arising out of or as a result of the medium term note business through an indemnification agreement with Dexia Crédit Local S.A. As of March 31, 2015, FSA Global Funding Limited had approximately $1.0 billion of medium term notes outstanding.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for an updated sensitivity analysis for credit derivatives and expected losses on contracts accounted for as insurance. There were no material changes in market risk since December 31, 2014.

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

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2015. Based on their evaluation as of March 31, 2015 covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal controls over financial reporting during the Company’s quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 and in Note 16 to the Consolidated Financial Statements, Commitments and Contingencies – Legal Proceedings. During the three months ended March 31, 2015, the following developments occurred in respect of the Company's legal proceedings:

On November 28, 2011, Lehman Brothers International (Europe) (in administration) (“LBIE”) sued AGFP, an affiliate of AGC which in the past had provided credit protection to counterparties under credit default swaps. AGC acts as the credit support provider of AGFP under these credit default swaps. LBIE’s complaint, which was filed in the Supreme Court of the State of New York, alleged that AGFP improperly terminated nine credit derivative transactions between LBIE and AGFP and improperly calculated the termination payment in connection with the termination of 28 other credit derivative transactions between LBIE and AGFP. Following defaults by LBIE, AGFP properly terminated the transactions in question in compliance with the requirements of the agreement between AGFP and LBIE, and calculated the termination payment. AGFP calculated that LBIE owes AGFP approximately $30 million in connection with the termination of the credit derivative transactions, whereas LBIE asserted in the complaint that AGFP owes LBIE a termination payment of approximately $1.4 billion. On February 3, 2012, AGFP filed a motion to dismiss certain of the counts in the complaint, and on March 15, 2013, the court granted AGFP's motion to dismiss the count relating to improper termination of the nine credit derivative transactions and denied AGFP's motion to dismiss the count relating to the remaining transactions. In their April 10, 2015 report to LBIE’s unsecured creditors, LBIE’s administrators disclosed that LBIE's valuation expert has calculated LBIE's damages in the aggregate for the 28 transactions to range between a minimum of approximately $200 million and a maximum of approximately $500 million, depending on what adjustment, if any, is made for AGFP's credit risk and excluding any applicable interest. Discovery has been ongoing and motions for summary judgment are due in September 2015. The Company cannot reasonably estimate the possible loss, if any, that may arise from this lawsuit.

On May 28, 2014, Houston Casualty Company Europe, Seguros y Reseguros, S.A. (“HCCE”) notified Radian Asset that it was demanding arbitration against Radian Asset in connection with housing cooperative losses presented to Radian Asset by HCCE under several years of quota-share surety reinsurance contracts.  HCCE claims AGC, as successor to Radian Asset, is required to pay to it, as ceding company, among other amounts, its share of certain current and future housing cooperative losses, together with certain fees, expenses and costs relating thereto.  HCCE has presented approximately €14 million in claims to AGC through March 31, 2015.  HCCE is still in the process of settling additional similar claims, so the aggregate ultimate amount the ceding company will claim is uncertain. The reinsurance contract provides for arbitration in Madrid and is governed by Spanish law.  Arbitration proceedings may commence in 2015.

ITEM 1A.	RISK FACTORS

Please refer to “Risk Factors" under Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to the risk factors disclosed in such Annual Report on Form 10-K during the three months ended March 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during First Quarter 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program(2)
January 1 - January 31	1,809,211	$25.62	1,809,211	$163,525,014
February 1 - February 28	1,862,556	$25.69	1,862,556	$115,670,093
March 1 - March 31	2,188,524	$26.24	2,188,524	$58,245,680
Total	5,860,291	$25.87	5,860,291
____________________

(1)
After giving effect to repurchases since the beginning of 2015 through May 8, 2015, the Company has repurchased a total of 7.9 million common shares for approximately $208 million, excluding commissions, at an average price of $26.26 per share. On May 6, 2015, the Company's board of directors approved an incremental $400 million share repurchase authorization.

(2)	Excludes commissions.

ITEM 6.	EXHIBITS.

See Exhibit Index for a list of exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURED GUARANTY LTD. (Registrant)

Dated May 8, 2015	By:	/s/ ROBERT A. BAILENSON

Robert A. Bailenson Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Director Compensation Summary*
10.2	2015 Form of Executive Performance-Based Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan *
10.3	Form of Executive Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan, as in effect for awards commencing in 2015*
10.4	Form of Restricted Stock Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan, as in effect for awards commencing in 2015*
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.1
The following financial information from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the Three Months ended March 31, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the Three Months ended March 31, 2015 and 2014 (iv) Consolidated Statement of Shareholders’ Equity for the Three Months ended March 31, 2015; (v) Consolidated Statements of Cash Flows for the Three Months ended March 31, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.

* Management contract or compensatory plan