Form 10-Q
period 2015-06-30
ASSURED GUARANTY LTD
filed 2015-08-06
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
The number of registrant’s Common Shares ($0.01 par value) outstanding as of August 3, 2015 was 146,508,128 (includes 47,517 unvested restricted shares).

ASSURED GUARANTY LTD.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Assured Guaranty Ltd.

Consolidated Balance Sheets (unaudited)

(dollars in millions except per share and share amounts)

	As of June 30, 2015	As of December 31, 2014
Assets
Investment portfolio:
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $10,229 and $9,972)	$10,582	$10,491
Short-term investments, at fair value	834	767
Other invested assets	215	126
Total investment portfolio	11,631	11,384
Cash	75	75
Premiums receivable, net of commissions payable	703	729
Ceded unearned premium reserve	282	381
Deferred acquisition costs	119	121
Reinsurance recoverable on unpaid losses	77	78
Salvage and subrogation recoverable	139	151
Credit derivative assets	81	68
Deferred tax asset, net	439	260
Current income tax receivable	11	—
Financial guaranty variable interest entities’ assets, at fair value	1,601	1,402
Other assets	321	276
Total assets	$15,479	$14,925
Liabilities and shareholders’ equity
Unearned premium reserve	$4,389	$4,261
Loss and loss adjustment expense reserve	996	799
Reinsurance balances payable, net	66	107
Long-term debt	1,305	1,303
Credit derivative liabilities	1,007	963
Current income tax payable	—	5
Financial guaranty variable interest entities’ liabilities with recourse, at fair value	1,361	1,277
Financial guaranty variable interest entities’ liabilities without recourse, at fair value	171	142
Other liabilities	378	310
Total liabilities	9,673	9,167
Commitments and contingencies (See Note 15)
Common stock ($0.01 par value, 500,000,000 shares authorized; 148,257,197 and 158,306,661 shares issued and outstanding)	1	2
Additional paid-in capital	1,606	1,887
Retained earnings	3,955	3,494
Accumulated other comprehensive income, net of tax of $102 and $159	239	370
Deferred equity compensation (320,193 and 320,193 shares)	5	5
Total shareholders’ equity	5,806	5,758
Total liabilities and shareholders’ equity	$15,479	$14,925

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Operations (unaudited)

(dollars in millions except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Net earned premiums	$219	$136	$361	$268
Net investment income	98	96	199	199
Net realized investment gains (losses):
Other-than-temporary impairment losses	(11)	(27)	(16)	(30)
Less: portion of other-than-temporary impairment loss recognized in other comprehensive income	1	(15)	3	(13)
Net impairment loss	(12)	(12)	(19)	(17)
Other net realized investment gains (losses)	3	4	26	11
Net realized investment gains (losses)	(9)	(8)	7	(6)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	8	15	29	34
Net unrealized gains (losses)	82	88	185	(142)
Net change in fair value of credit derivatives	90	103	214	(108)
Fair value gains (losses) on committed capital securities	23	(6)	25	(15)
Fair value gains (losses) on financial guaranty variable interest entities	5	25	(2)	182
Bargain purchase gain and settlement of pre-existing relationships	214	—	214	—
Other income (loss)	55	7	46	28
Total revenues	695	353	1,064	548
Expenses
Loss and loss adjustment expenses	188	57	206	98
Amortization of deferred acquisition costs	6	3	10	8
Interest expense	26	20	51	40
Other operating expenses	66	55	122	115
Total expenses	286	135	389	261
Income (loss) before income taxes	409	218	675	287
Provision (benefit) for income taxes
Current	24	18	37	39
Deferred	88	41	140	47
Total provision (benefit) for income taxes	112	59	177	86
Net income (loss)	$297	$159	$498	$201

Earnings per share:
Basic	$1.97	$0.89	$3.25	$1.12
Diluted	$1.96	$0.89	$3.23	$1.11
Dividends per share	$0.12	$0.11	$0.24	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Comprehensive Income (unaudited)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$297	$159	$498	$201
Unrealized holding gains (losses) arising during the period on:
Investments with no other-than-temporary impairment, net of tax provision (benefit) of $(54), $29, $(53) and $70	(136)	75	(118)	169
Investments with other-than-temporary impairment, net of tax provision (benefit) of $(1), $(8), $(3) and $(5)	(6)	(17)	(8)	(9)
Unrealized holding gains (losses) arising during the period, net of tax	(142)	58	(126)	160
Less: reclassification adjustment for gains (losses) included in net income (loss), net of tax provision (benefit) of $(4), $(3), $2 and $(4)	(5)	(7)	5	(9)
Change in net unrealized gains on investments	(137)	65	(131)	169
Other, net of tax provision	6	3	0	3
Other comprehensive income (loss)	$(131)	$68	$(131)	$172
Comprehensive income (loss)	$166	$227	$367	$373

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statement of Shareholders’ Equity (unaudited)

For the Six Months Ended June 30, 2015

(dollars in millions, except share data)

	Common Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity
Balance at December 31, 2014	158,306,661	$2	$1,887	$3,494	$370	$5	$5,758
Net income	—	—	—	498	—	—	498
Dividends ($0.24 per share)	—	—	—	(37)	—	—	(37)
Common stock repurchases	(10,597,679)	(1)	(284)	—	—	—	(285)
Share-based compensation and other	548,215	0	3	—	—	—	3
Other comprehensive loss	—	—	—	—	(131)	—	(131)
Balance at June 30, 2015	148,257,197	$1	$1,606	$3,955	$239	$5	$5,806

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Cash Flows (unaudited)

(in millions)

	Six Months Ended June 30,
	2015	2014
Net cash flows provided by (used in) operating activities	$105	$222
Investing activities
Fixed-maturity securities:
Purchases	(1,172)	(1,357)
Sales	1,381	444
Maturities	411	397
Net sales (purchases) of short-term investments	382	(51)
Net proceeds from paydowns on financial guaranty variable interest entities’ assets	70	315
Acquisition of Radian Asset, net of cash acquired	(800)	—
Other	27	23
Net cash flows provided by (used in) investing activities	299	(229)
Financing activities
Dividends paid	(37)	(40)
Repurchases of common stock	(285)	(212)
Share activity under option and incentive plans	(2)	1
Net paydowns of financial guaranty variable interest entities’ liabilities	(78)	(311)
Proceeds from issuance of long-term debt	—	496
Repayment of long-term debt	(2)	(7)
Net cash flows provided by (used in) financing activities	(404)	(73)
Effect of foreign exchange rate changes	0	2
Increase (decrease) in cash	0	(78)
Cash at beginning of period	75	184
Cash at end of period	$75	$106
Supplemental cash flow information
Cash paid (received) during the period for:
Income taxes	$51	$68
Interest	$48	$36
The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

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

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and, in the opinion of management, reflect all adjustments that are of a normal recurring nature, necessary for a fair statement of the financial condition, results of operations and cash flows of the Company and its consolidated variable interest entities (“VIEs”) for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited interim consolidated financial statements are as of June 30, 2015 and cover the three-month period ended June 30, 2015 ("Second Quarter 2015"), the three-month period ended June 30, 2014 ("Second Quarter 2014"), six-month period ended June 30, 2015 ("Six Months 2015") and the six-month period ended June 30, 2014 ("Six Months 2014"). Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. The year-end balance sheet data was derived from audited financial statements.

The unaudited interim consolidated financial statements include the accounts of AGL, its direct and indirect subsidiaries (collectively, the “Subsidiaries”), and its consolidated VIEs. Intercompany accounts and transactions between and among all consolidated entities have been eliminated.

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

The Company’s organizational structure includes various holding companies, two of which - Assured Guaranty US Holdings Inc. (“AGUS”) and Assured Guaranty Municipal Holdings Inc. (“AGMH”) - have public debt outstanding. See Note 16, Long-Term Debt and Credit Facilities.

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

Interest

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Topic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU will be effective on January 1, 2016 and should be applied retrospectively. The adoption of this ASU will require the Company to reclassify its debt issuance costs from other assets to long-term debt on the Consolidated Balance Sheet. As of June 30, 2015, the debt issuance costs were approximately $5 million.

Investments

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share, which removes the requirement to make certain disclosures and categorize within the fair value hierarchy, certain investments for which fair value is measured using the net asset value per share. The ASU will be effective on January 1, 2016 and should be applied retrospectively to all periods presented; earlier adoption is permitted. The Company has investments with a fair value of $74 million and $76 million, as of June 30, 2015 and December 31, 2014, respectively, that are carried at fair value using the net asset value per share subject to this ASU.

2.	Acquisition of Radian Asset Assurance Inc.

On April 1, 2015 (“Acquisition Date”), AGC completed the acquisition (“Radian Asset Acquisition”) of all of the issued and outstanding capital stock of financial guaranty insurer Radian Asset Assurance Inc. (“Radian Asset”) for $804.5 million; the cash consideration was paid from AGC's available funds and from the proceeds of a $200 million loan from AGC’s direct parent, AGUS. AGC repaid the loan in full to AGUS on April 14, 2015. Radian Asset was merged with and into AGC, with AGC as the surviving company of the merger. The Radian Asset Acquisition added $13.6 billion to the Company's net par outstanding on April 1, 2015, and is consistent with one of the Company's key business strategies of supplementing its book of business through acquisitions.

Radian Asset Acquisition was accounted for under the acquisition method of accounting which required that the assets and liabilities acquired be recorded at fair value. The Company was required to exercise significant judgment to determine the fair value of the assets it acquired and liabilities it assumed in the Radian Asset Acquisition. The most significant of these determinations related to the valuation of Radian Asset's financial guaranty insurance and credit derivative contracts. On an aggregate basis, Radian Asset’s contractual premiums for financial guaranty contracts were less than the premiums a market participant of similar credit quality would demand to acquire those contracts at the Acquisition Date, particularly for below-investment-grade transactions, resulting in a significant amount of the purchase price being allocated to these contracts. For information on the methodology the Company used to measure the fair value of assets it acquired and liabilities it assumed in the Radian Asset Acquisition, including financial guaranty insurance and credit derivative contracts, please refer to Note 8, Fair Value Measurement.

The fair value of the Company's stand-ready obligation on the Acquisition Date is recorded in unearned premium reserve. At the Acquisition Date, the fair value of each financial guaranty contract acquired was in excess of the expected losses for each contract and therefore no explicit loss reserves were recorded on the Acquisition Date. Instead, loss reserves and loss and loss adjustment expenses ("LAE") will be recorded when the expected losses for each contract exceeds the remaining unearned premium reserve, in accordance with the Company's accounting policy described in the Annual Report on Form 10-K. The expected losses acquired by the Company as part of the Radian Asset Acquisition are included in the description of expected losses to be paid under Note 6, Expected Losses to be Paid.

The excess of the fair value of net assets acquired over the consideration transferred was recorded as a bargain purchase gain in "bargain purchase gain and settlement of pre-existing relationships" in net income. In addition, the Company and Radian Asset had pre-existing reinsurance relationships, which were also effectively settled at fair value on the Acquisition Date. The gain on settlement of these pre-existing reinsurance relationships primarily represents the net difference between the historical ceded balances that were recorded by AGM and the fair value of assumed balances acquired from Radian. The Company believes the bargain purchase resulted from the announced desire of Radian Guaranty Inc. to focus its business strategy on the mortgage and real estate markets and to monetize its investment in Radian Asset and thereby accelerate its ability to comply with the financial requirements of the final Private Mortgage Insurer Eligibility Requirements.

The following table shows the net effect of the Radian Asset Acquisition, including the effects of the settlement of preexisting relationships.

	Fair Value of Net Assets Acquired, before Settlement of Pre-existing Relationships	Net effect of Settlement of Pre-existing Relationships	Net Effect of Radian Asset Acquisition
	(in millions)
Cash purchase price(1)	$804	$—	$804
Identifiable assets acquired:
Investments	1,473	—	1,473
Cash	4	—	4
Ceded unearned premium reserve	(3)	(65)	(68)
Credit derivative assets	30	—	30
Deferred tax asset, net	263	(56)	207
Financial guaranty VIE assets	122	—	122
Other assets	86	(67)	19
Total assets	1,975	(188)	1,787

Liabilities assumed:
Unearned premium reserves	697	(216)	481
Credit derivative liabilities	271	(26)	245
Financial guaranty VIE liabilities	118	—	118
Other liabilities	30	(49)	(19)
Total liabilities	1,116	(291)	825
Net asset effect of Radian Asset Acquisition	859	103	962
Bargain purchase gain and settlement of pre-existing relationships resulting from Radian Asset Acquisition, after-tax	55	103	158
Deferred tax	—	56	56
Bargain purchase gain and settlement of pre-existing relationships resulting from Radian Asset Acquisition, pre-tax	$55	$159	$214
_____________________

(1)
The cash purchase price of $804 million was the cash transferred for the acquisition which was allocated as follows: (1) $987 million for the purchase of net assets of $1,042 million, and (2) the settlement of pre-existing relationships between Radian and Assured Guaranty at a fair value of $(183) million.

Net income related to Radian Asset from the Acquisition Date through June 30, 2015 included in the consolidated statement of operations were approximately $313 million and $212 million, respectively. For Second Quarter 2015 and Six Months 2015, the Company recognized transaction expenses related to the Radian Asset Acquisition. These expenses were primarily driven by the fees paid to the Company's legal and financial advisors and to the Company's independent auditor.

Radian Asset Acquisition-Related Expenses

	Second Quarter 2015	Six Months 2015
	(in millions)
Professional services	$2	$2
Financial advisory fees	10	10
Total	$12	$12

Unaudited Pro Forma Results of Operations

The following unaudited pro forma information presents the combined results of operations of Assured Guaranty and Radian Asset as if the acquisition had been completed on January 1, 2014, as required under GAAP. The pro forma accounts include the estimated historical results of the Company and Radian Asset and pro forma adjustments primarily comprising the earning of the unearned premium reserve and the expected losses that would be recognized in net income for each prior period presented, as well as the accounting for bargain purchase gain, settlement of pre-existing relationships and Radian acquisition related expenses, all net of tax at the applicable statutory rate.

The unaudited pro forma combined financial information is presented for illustrative purposes only and does not indicate the financial results of the combined company had the companies actually been combined as of January 1, 2014, nor is it indicative of the results of operations in future periods.

Pro Forma Unaudited Results of Operations

	Six Months 2015	Six Months 2014
	(in millions, except per share amounts)
Pro forma revenues	$887	$977
Pro forma net income	365	470
Pro forma earnings per share:
Basic	2.38	2.60
Diluted	2.36	2.59

3.	Rating Actions

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

In the last several years, Standard & Poor's Ratings Services ("S&P") and Moody's Investors Service, Inc. ("Moody's") have changed, multiple times, their financial strength ratings of AGL's insurance subsidiaries, or changed the outlook on such ratings. More recently, Kroll Bond Rating Agency ("KBRA") and A.M. Best Company, Inc. have assigned financial strength ratings to some of AGL's insurance subsidiaries. The rating agencies' most recent actions, proposals and statements related to AGL's insurance subsidiaries are:

•
On March 18, 2014, S&P upgraded the financial strength ratings of all of AGL's insurance subsidiaries to AA (stable outlook) from AA- (stable outlook); it most recently affirmed such ratings in a credit analysis issued on June 29, 2015.

•
On July 2, 2014, Moody's affirmed the ratings of AGL’s insurance subsidiaries, but changed to negative the outlook of the financial strength ratings of AGC and its subsidiary Assured Guaranty (UK) Ltd. ("AGUK"). Moody's adopted changes to its credit methodology for financial guaranty insurance companies on January 20, 2015 and, on February 18, 2015, Moody's published a credit opinion maintaining its existing ratings of AGL and its subsidiaries under that that new methodology. Effective April 8, 2015, at the Company's request, Moody’s withdrew the financial strength ratings it had assigned to Assured Guaranty Re Ltd. (“AG Re”) and Assured Guaranty Re Overseas Ltd. ("AGRO"). In a summary opinion published on June 4, 2015, Moody’s noted that, despite adverse developments in Puerto Rico, Moody’s believed that its current ratings on the financial guarantors remained well positioned.

•
On June 22, 2013, KBRA assigned a financial strength rating of AA+ (stable outlook) to MAC, and affirmed that rating on August 3, 2015. On November 13, 2014, KBRA assigned a financial strength rating of AA+ (stable outlook) to AGM. On June 29, 2015 KBRA released a comment reviewing the approach it had taken to Puerto Rico exposures in its stress loss analysis of AGM, noting that its financial model showed AGM’s claims paying resources were sufficient to meet all requirements by a comfortable margin.

•	On May 5, 2015, A.M. Best Company, Inc. assigned a financial strength rating of A+ (Stable) to AGRO.

There can be no assurance that any of the rating agencies will not take negative action on their financial strength ratings of AGL's insurance subsidiaries in the future.

For a discussion of the effects of rating actions on the Company, see the following:

•	Note 7, Financial Guaranty Insurance Losses

•	Note 9, Financial Guaranty Contracts Accounted for as Credit Derivatives

•	Note 14, Reinsurance and Other Monoline Exposures

•	Note 16, Long-Term Debt and Credit Facilities

4.	Outstanding Exposure

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

Structured finance obligations insured by the Company are generally issued by special purpose entities, including VIEs, and backed by pools of assets having an ascertainable cash flow or market value or other specialized financial obligations. Some of these VIEs are consolidated as described in Note 10, Consolidated Variable Interest Entities. Unless otherwise specified, the outstanding par and Debt Service amounts presented in this note include outstanding exposures on VIEs whether or not they are consolidated.

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

Financial Guaranty
Debt Service Outstanding

	Gross Debt Service Outstanding		Net Debt Service Outstanding
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	(in millions)
Public finance	$557,816	$587,245	$532,992	$553,612
Structured finance	54,177	59,477	51,436	56,010
Total financial guaranty	$611,993	$646,722	$584,428	$609,622

In addition to the amounts shown in the table above, the Company’s net mortgage guaranty insurance debt service was approximately $117 million as of June 30, 2015 and $127 million as of December 31, 2014, related to loans originated in Ireland. As of June 30, 2015, the Company also had exposure to €12 million of surety reinsurance contracts relating to Spanish housing cooperatives risk.

Financial Guaranty Portfolio by Internal Rating (2)
As of June 30, 2015

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$3,280	1.1%	$695	2.1%	$17,619	45.3%	$3,715	53.2%	$25,309	6.5%
AA	80,550	25.8	2,735	8.5	8,628	22.2	395	5.7	92,308	23.6
A	171,633	55.0	7,627	23.6	2,684	6.9	378	5.4	182,322	46.7
BBB	46,822	15.0	19,651	60.8	1,797	4.6	1,771	25.4	70,041	17.9
BIG	9,897	3.1	1,611	5.0	8,178	21.0	718	10.3	20,404	5.3
Total net par outstanding (1)	$312,182	100.0%	$32,319	100.0%	$38,906	100.0%	$6,977	100.0%	$390,384	100.0%
_____________________

(1)	Excludes $1.2 billion of loss mitigation securities insured and held by the Company as of June 30, 2015, which are primarily in the BIG category.

(2)	The June 30, 2015 amounts include $13.1 billion of net par acquired from Radian Asset.

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2014

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$4,082	1.3%	$615	2.0%	$20,037	48.7%	$5,409	59.6%	$30,143	7.5%
AA	90,464	28.1	2,785	8.9	8,213	19.9	503	5.5	101,965	25.3
A	176,298	54.7	7,192	22.9	2,940	7.1	445	4.9	186,875	46.3
BBB	43,429	13.5	19,363	61.7	1,795	4.4	1,912	21.1	66,499	16.4
BIG	7,850	2.4	1,404	4.5	8,186	19.9	807	8.9	18,247	4.5
Total net par outstanding (1)	$322,123	100.0%	$31,359	100.0%	$41,171	100.0%	$9,076	100.0%	$403,729	100.0%
_____________________

(1)	Excludes $1.3 billion of loss mitigation securities insured and held by the Company as of December 31, 2014, which are primarily in the BIG category.

In addition to amounts shown in the tables above, the Company had outstanding commitments to provide guaranties of $1.2 billion for public finance obligations as of June 30, 2015. The expiration dates for the public finance commitments range between July 1, 2015 and February 25, 2017, with $609 million expiring prior to the date of this filing and an additional $477 million expiring prior to December 31, 2015. The commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Components of BIG Portfolio

Components of BIG Net Par Outstanding
(Insurance and Credit Derivative Form)
As of June 30, 2015

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
U.S. public finance	$7,622	$2,132	$143	$9,897	$312,182
Non-U.S. public finance	952	659	—	1,611	32,319
Structured finance:
First lien U.S. residential mortgage-backed securities ("RMBS"):
Prime first lien	246	61	29	336	498
Alt-A first lien	543	430	777	1,750	2,397
Option ARM	44	15	101	160	338
Subprime	218	512	827	1,557	3,920
Second lien U.S. RMBS:
Closed-end second lien	0	19	112	131	208
Home equity lines of credit (“HELOCs”)	877	34	548	1,459	1,567
Total U.S. RMBS	1,928	1,071	2,394	5,393	8,928
Triple-X life insurance transactions	—	—	598	598	3,133
Trust preferred securities (“TruPS”)	560	—	306	866	4,850
Student loans	—	81	86	167	1,827
Other structured finance	1,660	169	43	1,872	27,145
Total	$12,722	$4,112	$3,570	$20,404	$390,384

Components of BIG Net Par Outstanding
(Insurance and Credit Derivative Form)
As of December 31, 2014

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
U.S. public finance	$6,577	$1,156	$117	$7,850	$322,123
Non-U.S. public finance	1,402	2	—	1,404	31,359
Structured finance:
First lien U.S. RMBS:
Prime first lien	68	33	252	353	471
Alt-A first lien	585	531	725	1,841	2,532
Option ARM	47	18	118	183	407
Subprime	156	654	765	1,575	4,051
Second lien U.S. RMBS:
Closed-end second lien	—	19	115	134	218
HELOCs	1,012	36	509	1,557	1,738
Total U.S. RMBS	1,868	1,291	2,484	5,643	9,417
Triple-X life insurance transactions	—	—	598	598	3,133
TruPS	997	—	336	1,333	4,326
Student loans	14	68	113	195	1,857
Other structured finance	1,007	172	45	1,224	31,514
Total	$11,865	$2,689	$3,693	$18,247	$403,729

BIG Net Par Outstanding
and Number of Risks
As of June 30, 2015

	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$10,504	$2,218	$12,722	266	22	288
Category 2	3,389	723	4,112	76	11	87
Category 3	3,011	559	3,570	126	24	150
Total BIG	$16,904	$3,500	$20,404	468	57	525

 BIG Net Par Outstanding
and Number of Risks
As of December 31, 2014

	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$10,195	$1,670	$11,865	164	18	182
Category 2	2,135	554	2,689	75	14	89
Category 3	2,892	801	3,693	119	24	143
Total BIG	$15,222	$3,025	$18,247	358	56	414
_____________________
(1)    Includes net par outstanding for VIEs.

(2)	A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making Debt Service payments.

Exposure to Puerto Rico

The Company insures general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $5.4 billion net par as of June 30, 2015, all of which are rated BIG. In Second Quarter 2015, the Company's Puerto Rico exposures increased due to (1) the Radian Asset Acquisition, which increased net par by $422 million, and (2) a commutation of previously ceded Puerto Rico exposures.

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

In June 2014, the Puerto Rico legislature passed the Puerto Rico Public Corporation Debt Enforcement and Recovery Act (the "Recovery Act") in order to provide a legislative framework for certain public corporations experiencing severe financial stress to restructure their debt, including Puerto Rico Highway and Transportation Authority ("PRHTA") and Puerto Rico Electric Power Authority ("PREPA"). Subsequently, the Commonwealth stated PREPA might need to seek relief under the Recovery Act due to liquidity constraints. Investors in bonds issued by PREPA filed suit in the United States District Court for the District of Puerto Rico challenging the Recovery Act. On February 6, 2015, the U.S. District Court for the District of Puerto Rico ruled the Recovery Act is preempted by the U.S. Bankruptcy Code and is therefore void; on July 6, 2015, the U.S. Court of Appeals for the First Circuit upheld that ruling. In addition, the Commonwealth's Resident Commissioner has introduced a bill to the U.S. Congress that, if passed, would enable the Commonwealth to authorize one or more of its public corporations to restructure their debts under chapter 9 of the U.S. Bankruptcy Code if they were to become insolvent. The passage of the Recovery Act, its subsequent invalidation, and the introduction of legislation that would enable the Commonwealth to authorize chapter 9 protection for its public corporations have resulted in uncertainty among investors about the rights of creditors of the Commonwealth and its related authorities and public corporations.

On June 28, 2015, Governor García Padilla of Puerto Rico publicly stated that the Commonwealth’s public debt, considering the current level of activity, is unpayable and that a comprehensive debt restructuring may be necessary. On June 29, 2015 a report commissioned by the Commonwealth and authored by former World Bank Chief Economist and former Deputy Director of the International Monetary Fund Dr. Anne Krueger and economists Dr. Ranjit Teja and Dr. Andrew Wolfe and calling for debt restructuring of all Puerto Rico bonds was released ("Krueger Report"). The Governor recently formed a task force to prepare a five-year stability plan and start broad debt negotiation discussions.

On August 3, 2015, Puerto Rico Public Finance Corporation (“PFC”), a subsidiary of the GDB, failed to make most of an approximately $58 million debt service payment because the Commonwealth’s legislature did not appropriate funds for payment.  The Company does not insure any obligations of the PFC. Also on August 3, 2015, the Commonwealth announced that it had temporarily suspended its monthly deposits to the general obligation redemption fund.

S&P, Moody’s and Fitch Ratings have lowered the credit rating of the Commonwealth’s bonds and on certain of its public corporations several times over the past approximately two years, and the Commonwealth has disclosed its liquidity has been adversely affected by rating agency downgrades and by the limited market access for its debt, and also noted it has relied on short-term financings and interim loans from the GDB and other private lenders, which reliance has constrained its liquidity and increased its near-term refinancing risk.

PREPA

As of June 30, 2015, the Company insured $818 million net par of PREPA obligations, which was reduced to $744 million by a payment made on July 1, 2015. In August 2014, PREPA entered into forbearance agreements with the GDB, its bank lenders, and bondholders and financial guaranty insurers (including AGM and AGC) that hold or guarantee more than 60% of PREPA's outstanding bonds, in order to address its near-term liquidity issues. Creditors, including AGM and AGC, agreed not to exercise available rights and remedies until March 31, 2015, and the bank lenders agreed to extend the maturity of two revolving lines of credit to the same date. PREPA agreed it would continue to make principal and interest payments on its outstanding bonds, and interest payments on its lines of credit. It also agreed it would develop a five year business plan and a recovery program in respect of its operations; a preliminary business plan was released in December 2014. Subsequently, the parties extended these forbearance agreements several times, and they now expire on September 15, 2015.

On July 1, 2015, PREPA made full payment of the $416 million of principal and interest due on its bonds, including bonds insured by AGM and AGC. However, that payment was conditioned on and facilitated by AGM and AGC agreeing, also on July 1, to purchase a portion of $131 million of interest-bearing bonds to help replenish certain of the operating funds PREPA used to make the $416 million of principal and interest payments. On July 31, 2015, AGM and AGC purchased $74 million aggregate principal amount of those bonds.

PREPA and its creditors (including AGM and AGC) continue to negotiate the terms of a potential consensual recovery plan. Since the expiration of relevant confidentiality agreements on July 22, 2015, several competing proposals have been made public. There can be no assurance that the negotiations will result in agreement on an actual consensual recovery plan. PREPA, during the pendency of the forbearance agreements, has suspended deposits into its debt service fund.

PRHTA

As of June 30, 2015, the Company insured $934 million net par of PRHTA (Transportation revenue) bonds and $376 million net par of PRHTA (Highway revenue) bonds. In March 2015, legislation was passed in the Commonwealth that, among other things, provided for an increase in oil taxes that would benefit PRHTA, the transfer out of PRHTA of certain deficit-producing transit facilities, and a statutory lien on revenues at PRHTA, subject to certain conditions, including the issuance of at least $1.0 billion of bonds by the Puerto Rico Infrastructure Finance Authority ("PRIFA"). That legislative package would have supported proposals involving the GDB and PRIFA that contemplated PRIFA issuing up to $2.95 billion of bonds and a series of potential actions that would have, among other things, strengthened PRHTA. However, the Governor’s statement in late June 2015 that a comprehensive debt restructuring may be necessary has created uncertainty around this effort, and published reports suggest that there may not be a market for the debt issuance by PRIFA that was contemplated as part of a series of actions that would have strengthened PRHTA. In addition, because certain revenues supporting PRHTA are subject to a prior constitutional claim of the Commonwealth, the increased financial difficulties of the Commonwealth itself has increased the uncertainty regarding the full and timely receipt by PRHTA of such revenues.

The following tables show the Company’s exposure to general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations.

Puerto Rico
Gross Par and Gross Debt Service Outstanding

	Gross Par Outstanding		Gross Debt Service Outstanding
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	(in millions)
Previously Subject to the Voided Recovery Act (1)	$3,135	$3,058	$5,408	$5,326
Not Previously Subject to the Voided Recovery Act	3,087	2,977	4,852	4,748
Total	$6,222	$6,035	$10,260	$10,074
____________________

(1)
On February 6, 2015, the U.S. District Court for the District of Puerto Rico ruled that the Recovery Act is preempted by the Federal Bankruptcy Code and is therefore void, and on July 6, 2015, the U.S. Court of Appeals for the First Circuit upheld that ruling.

Puerto Rico
Net Par Outstanding

	As of June 30, 2015		As of December 31, 2014
	Total (1)(2)	Internal Rating	Total	Internal Rating
	(in millions)
Exposures Previously Subject to the Voided Recovery Act:
PRHTA (Transportation revenue)	$934	CCC-	$844	BB-
PREPA	818	CC	772	B-
Puerto Rico Aqueduct and Sewer Authority	403	CCC	384	BB-
PRHTA (Highway revenue)	376	CCC	273	BB
Puerto Rico Convention Center District Authority	174	CCC-	174	BB-
Total	2,705		2,447

Exposures Not Previously Subject to the Voided Recovery Act:
Commonwealth of Puerto Rico - General Obligation Bonds	1,744	CCC	1,672	BB
Puerto Rico Municipal Finance Agency	444	CCC-	399	BB-
Puerto Rico Sales Tax Financing Corporation	269	CCC+	269	BBB
Puerto Rico Public Buildings Authority	216	CCC	100	BB
GDB	33	CCC	33	BB
PRIFA	18	CCC-	18	BB-
University of Puerto Rico	1	CCC-	1	BB-
Total	2,725		2,492
Total net exposure to Puerto Rico	$5,430		$4,939
____________________

(1)
In Second Quarter 2015, the Company's Puerto Rico exposures increased due to (1) the Radian Asset Acquisition, which increased net par outstanding by $422 million, of which $22 million was for PREPA and $169 million for PRHTA, and (2) a commutation of previously ceded Puerto Rico exposures.

(2)	In July 2015, various Puerto Rico issuers made payment on $293 million of par scheduled to be paid; of that amount, $74 million and $31 million of par was paid by PREPA and PRHTA, respectively.

The following table shows the scheduled amortization of the insured general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations. The Company guarantees payments of interest and principal when those amounts are scheduled to be paid and cannot be required to pay on an accelerated basis. In the event that obligors default on their obligations, the Company would only be required to pay the shortfall between the principal and interest due in any given period and the amount paid by the obligors.

Amortization Schedule of Puerto Rico Net Par Outstanding
and Net Debt Service Outstanding
As of June 30, 2015

	Scheduled Net Par Amortization			Scheduled Net Debt Service Amortization
	Previously Subject to the Voided Recovery Act	Not Previously Subject to the Voided Recovery Act	Total	Previously Subject to the Voided Recovery Act	Not Previously Subject to the Voided Recovery Act	Total
	(in millions)
2015 (July 1 - September 30)	$131	$207	$338	$198	$276	$474
2015 (October 1 - December 31)	0	33	33	2	35	37
2016	98	204	302	229	332	561
2017	51	171	222	175	289	464
2018	56	123	179	178	232	410
2019	74	130	204	192	232	424
2020	87	183	270	202	280	482
2021	66	60	126	177	147	324
2022	47	68	115	153	152	305
2023	110	41	151	214	123	337
2024	89	85	174	187	165	352
2025-2029	619	395	1,014	1,032	723	1,755
2030-2034	505	475	980	787	712	1,499
2035 -2039	429	283	712	567	382	949
2040 -2044	97	267	364	171	296	467
2045 -2047	246	—	246	272	—	272
Total	$2,705	$2,725	$5,430	$4,736	$4,376	$9,112

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

Net Direct Economic Exposure to Selected European Countries(1)
As of June 30, 2015

	Hungary	Italy	Portugal	Spain	Total
	(in millions)
Sovereign and sub-sovereign exposure:
Non-infrastructure public finance (2)	$—	$813	$90	$257	$1,160
Infrastructure finance	291	11	11	126	439
Total sovereign and sub-sovereign exposure	291	824	101	383	1,599
Non-sovereign exposure:
Regulated utilities	—	226	—	—	226
RMBS and other structured finance	175	256	—	13	444
Total non-sovereign exposure	175	482	—	13	670
Total	$466	$1,306	$101	$396	$2,269
Total BIG (See Note 6)	$397	$—	$101	$396	$894
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

The Company has excluded from the exposure tables above its indirect economic exposure to the Selected European Countries through policies it provides on pooled corporate and commercial receivables transactions. The Company calculates indirect exposure to a country by multiplying the par amount of a transaction insured by the Company times the percent of the relevant collateral pool reported as having a nexus to the country. On that basis, the Company has calculated exposure of $332 million to Selected European Countries (plus Greece) in transactions with $5.2 billion of net par outstanding. The indirect exposure to credits with a nexus to Greece is $10 million across several highly rated pooled corporate obligations with net par outstanding of $404 million.

5.	Financial Guaranty Insurance Premiums

The portfolio of outstanding exposures discussed in Note 4, Outstanding Exposure, includes financial guaranty contracts that meet the definition of insurance contracts as well as those that meet the definition of a derivative under GAAP. Amounts presented in this note relate to financial guaranty insurance contracts, unless otherwise noted. See Note 9, Financial Guaranty Contracts Accounted for as Credit Derivatives for amounts that relate to CDS.

Net Earned Premiums

	Second Quarter		Six Months
	2015	2014	2015	2014
	(in millions)
Scheduled net earned premiums	$118	$106	$214	$213
Acceleration of net earned premiums	96	24	137	43
Accretion of discount on net premiums receivable	5	5	9	11
Financial guaranty insurance net earned premiums	219	135	360	267
Other	0	1	1	1
Net earned premiums(1)	$219	$136	$361	$268
 ___________________

(1)
Excludes $5 million and $5 million for Second Quarter 2015 and 2014, respectively, and $10 million and $22 million for Six Months 2015 and 2014, respectively, related to consolidated financial guaranty ("FG") VIEs.

Components of Unearned Premium Reserve

	As of June 30, 2015			As of December 31, 2014
	Gross	Ceded	Net(1)	Gross	Ceded	Net(1)
	(in millions)
Deferred premium revenue:
Financial guaranty insurance	$4,312	$289	$4,023	$4,167	$387	$3,780
Other	1	—	1	0	—	0
Deferred premium revenue	$4,313	$289	$4,024	$4,167	$387	$3,780
Contra-paid (2)	76	(7)	83	94	(6)	100
Unearned premium reserve	$4,389	$282	$4,107	$4,261	$381	$3,880
 ____________________

(1)	Excludes $125 million and $125 million of deferred premium revenue, and $37 million and $42 million of contra-paid related to FG VIEs as of June 30, 2015 and December 31, 2014, respectively.

(2)	See Note 7, "Financial Guaranty Insurance Losses– Insurance Contracts' Loss Information" for an explanation of "contra-paid".

Gross Premium Receivable,
Net of Commissions on Assumed Business
Roll Forward

	Six Months
	2015	2014
	(in millions)
Beginning of period, December 31	$729	$876
Premiums receivable acquired in Radian Asset Acquisition on April 1, 2015	2	—
Gross premium written, net of commissions on assumed business	61	61
Gross premiums received, net of commissions on assumed business	(79)	(97)
Adjustments:
Changes in the expected term	(9)	(13)
Accretion of discount, net of commissions on assumed business	10	12
Foreign exchange translation	(8)	9
Consolidation/deconsolidation of FG VIEs	(4)	1
Other adjustments	0	—
End of period, June 30 (1)	$702	$849
____________________

(1)
Excludes $23 million and $18 million as of June 30, 2015 and June 30, 2014, respectively, related to consolidated FG VIEs. Excludes $1 million related to non-financial guaranty line of business as of June 30, 2015.

Foreign exchange translation relates to installment premium receivables denominated in currencies other than the U.S. dollar. Approximately 50% and 51% of installment premiums at June 30, 2015 and December 31, 2014, respectively, are denominated in currencies other than the U.S. dollar, primarily the Euro and British Pound Sterling.

The timing and cumulative amount of actual collections may differ from expected collections in the tables below due to factors such as foreign exchange rate fluctuations, counterparty collectability issues, accelerations, commutations and changes in expected lives.

Expected Collections of
Financial Guaranty Gross Premiums Receivable,
Net of Commissions on Assumed Business
(Undiscounted)

As of June 30, 2015
(in millions)
2015 (July 1 – September 30)	$25
2015 (October 1 – December 31)	23
2016	77
2017	69
2018	62
2019	58
2020-2024	244
2025-2029	158
2030-2034	111
After 2034	101
Total(1)	$928
 ____________________

(1)	Excludes expected cash collections on FG VIEs of $29 million.

Scheduled Financial Guaranty Net Earned Premiums

As of June 30, 2015
(in millions)
2015 (July 1 – September 30)	$103
2015 (October 1 – December 31)	100
2016	383
2017	334
2018	302
2019	276
2020-2024	1,080
2025-2029	690
2030-2034	413
After 2034	342
Net deferred premium revenue(1)	4,023
Future accretion	206
Total future net earned premiums	$4,229
 ____________________

(1)	Excludes scheduled net earned premiums on consolidated FG VIEs of $125 million.

Selected Information for Financial Guaranty Policies Paid in Installments

	As of June 30, 2015	As of December 31, 2014
	(dollars in millions)
Premiums receivable, net of commission payable	$702	$729
Gross deferred premium revenue	1,302	1,370
Weighted-average risk-free rate used to discount premiums	3.4%	3.5%
Weighted-average period of premiums receivable (in years)	9.4	9.4

6. Expected Loss to be Paid

Loss Estimation Process

The Company’s loss reserve committees estimate expected loss to be paid for all contracts. Surveillance personnel present analyses related to potential losses to the Company’s loss reserve committees for consideration in estimating the expected loss to be paid. Such analyses include the consideration of various scenarios with corresponding probabilities assigned to them. Depending upon the nature of the risk, the Company’s view of the potential size of any loss and the information available to the Company, that analysis may be based upon individually developed cash flow models, internal credit rating assessments and sector-driven loss severity assumptions or judgmental assessments. In the case of its assumed business, the Company may conduct its own analysis as just described or, depending on the Company’s view of the potential size of any loss and the information available to the Company, the Company may use loss estimates provided by ceding insurers. The Company monitors the performance of its transactions with expected losses and each quarter the Company’s loss reserve committees review and refresh their loss projection assumptions and scenarios and the probabilities they assign to those scenarios based on actual developments during the quarter and their view of future performance.

The financial guaranties issued by the Company insure the credit performance of the guaranteed obligations over an extended period of time, in some cases over 30 years, and in most circumstances, the Company has no right to cancel such financial guaranties. As a result, the Company's estimate of ultimate losses on a policy is subject to significant uncertainty over the life of the insured transaction. Credit performance can be adversely affected by economic, fiscal and financial market variability over the long duration of most contracts.

The determination of expected loss to be paid is an inherently subjective process involving numerous estimates, assumptions and judgments by management, using both internal and external data sources with regard to frequency, severity of loss, economic projections, governmental actions, negotiations and other factors that affect credit performance. These estimates, assumptions and judgments, and the factors on which they are based, may change materially over a quarter, and as a result the Company’s loss estimates may change materially over that same period. Changes over a quarter in the Company’s loss estimates for structured finance transactions generally will be influenced by factors impacting the performance of the assets supporting those transactions. For example, changes over a quarter in the Company’s loss estimates for its RMBS transactions may be influenced by such factors as the level and timing of loan defaults experienced; changes in housing prices; results from the Company’s loss mitigation activities; and other variables. Similarly, changes over a quarter in the Company’s loss estimates for municipal obligations supported by specified revenue streams, such as revenue bonds issued by toll road authorities, municipal utilities or airport authorities, generally will be influenced by factors impacting their revenue levels, such as changes in demand; changing demographics; and other economic factors, especially if the obligations do not benefit from financial support from other tax revenues or governmental authorities. On the other hand, changes over a quarter in the Company’s loss estimates for its tax-supported public finance transactions generally will be influenced by factors impacting the public issuer’s ability and willingness to pay, such as changes in the economy and population of the relevant area; changes in the issuer’s ability or willingness to raise taxes, decrease spending or receive federal assistance; new legislation; rating agency downgrades that reduce the issuer’s ability to refinance maturing obligations or issue new debt at a reasonable cost; changes in the priority or amount of pensions and other obligations owed to workers; developments in restructuring or settlement negotiations; and other political and economic factors.

The Company does not use traditional actuarial approaches to determine its estimates of expected losses. Actual losses will ultimately depend on future events or transaction performance and may be influenced by many interrelated factors that are difficult to predict. As a result, the Company's current estimates of probable and estimable losses may be subject to considerable volatility and may not reflect the Company's future ultimate claims paid.

The following tables present a roll forward of the present value of net expected loss to be paid for all contracts, whether accounted for as insurance, credit derivatives or FG VIEs, by sector, after the benefit for net expected recoveries for contractual breaches of representations and warranties ("R&W"). The Company used weighted average risk-free rates for U.S. dollar denominated obligations that ranged from 0.0% to 3.37% as of June 30, 2015 and 0.0% to 2.95% as of December 31, 2014.

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward

	Second Quarter 2015	Six Months 2015
	(in millions)
Net expected loss to be paid, beginning of period	$1,154	$1,169
Net expected loss to be paid on Radian Asset portfolio as of April 1, 2015	190	190
Economic loss development due to:
Accretion of discount	7	14
Changes in discount rates	(47)	(40)
Changes in timing and assumptions	232	215
Total economic loss development	192	189
Paid losses	(26)	(38)
Net expected loss to be paid, end of period	$1,510	$1,510

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward by Sector
Second Quarter 2015

	Net Expected Loss to be Paid (Recovered) as of March 31, 2015	Net Expected Loss to be Paid (Recovered) on Radian Asset portfolio as of April 1, 2015	Economic Loss Development	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2015 (2)
	(in millions)
Public Finance:
U.S. public finance	$310	$81	$226	$(4)	$613
Non-U.S public finance	42	4	(2)	—	44
Public Finance	352	85	224	(4)	657
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	3	—	(1)	(1)	1
Alt-A first lien	289	7	(16)	(15)	265
Option ARM	(16)	0	(3)	1	(18)
Subprime	293	(4)	(6)	(10)	273
Total first lien	569	3	(26)	(25)	521
Second lien:
Closed-end second lien	11	—	(3)	1	9
HELOCs	(10)	1	(3)	6	(6)
Total second lien	1	1	(6)	7	3
Total U.S. RMBS	570	4	(32)	(18)	524
Triple-X life insurance transactions	165	—	2	(2)	165
TruPS	14	—	(4)	—	10
Student loans	62	—	1	(5)	58
Other structured finance	(9)	101	1	3	96
Structured Finance	802	105	(32)	(22)	853
Total	$1,154	$190	$192	$(26)	$1,510

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward by Sector
Second Quarter 2014

	Net Expected Loss to be Paid (Recovered) as of March 31, 2014	Economic Loss Development	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2014
	(in millions)
Public Finance:
U.S. public finance	$281	$82	$(24)	$339
Non-U.S public finance	57	(5)	—	52
Public Finance	338	77	(24)	391
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	18	(7)	—	11
Alt-A first lien	308	4	(11)	301
Option ARM	(28)	(24)	1	(51)
Subprime	295	6	40	341
Total first lien	593	(21)	30	602
Second lien:
Closed-end second lien	(4)	(5)	—	(9)
HELOCs	(109)	(33)	25	(117)
Total second lien	(113)	(38)	25	(126)
Total U.S. RMBS	480	(59)	55	476
Triple-X life insurance transactions	87	1	(1)	87
TruPS	32	0	—	32
Student loans	54	4	—	58
Other structured finance	(7)	0	(2)	(9)
Structured Finance	646	(54)	52	644
Total	$984	$23	$28	$1,035

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward by Sector
Six Months 2015

	Net Expected Loss to be Paid (Recovered) as of December 31, 2014 (2)	Net Expected Loss to be Paid (Recovered) on Radian Asset portfolio as of April 1, 2015	Economic Loss Development	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2015 (2)
	(in millions)
Public Finance:
U.S. public finance	$303	$81	$235	$(6)	$613
Non-U.S public finance	45	4	(5)	—	44
Public Finance	348	85	230	(6)	657
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	4	—	(1)	(2)	1
Alt-A first lien	304	7	(21)	(25)	265
Option ARM	(16)	0	1	(3)	(18)
Subprime	303	(4)	(7)	(19)	273
Total first lien	595	3	(28)	(49)	521
Second lien:
Closed-end second lien	8	—	(2)	3	9
HELOCs	(19)	1	2	10	(6)
Total second lien	(11)	1	0	13	3
Total U.S. RMBS	584	4	(28)	(36)	524
Triple-X life insurance transactions	161	—	7	(3)	165
TruPS	23	—	(13)	—	10
Student loans	68	—	(5)	(5)	58
Other structured finance	(15)	101	(2)	12	96
Structured Finance	821	105	(41)	(32)	853
Total	$1,169	$190	$189	$(38)	$1,510

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward by Sector
Six Months 2014

	Net Expected Loss to be Paid (Recovered) as of December 31, 2013	Economic Loss Development	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2014
	(in millions)
Public Finance:
U.S. public finance	$264	$105	$(30)	$339
Non-U.S public finance	57	(5)	—	52
Public Finance	321	100	(30)	391
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	21	(10)	—	11
Alt-A first lien	304	12	(15)	301
Option ARM	(9)	(39)	(3)	(51)
Subprime	304	(1)	38	341
Total first lien	620	(38)	20	602
Second lien:
Closed-end second lien	(11)	—	2	(9)
HELOCs	(116)	(31)	30	(117)
Total second lien	(127)	(31)	32	(126)
Total U.S. RMBS	493	(69)	52	476
Triple-X life insurance transactions	75	14	(2)	87
TruPS	51	(19)	—	32
Student loans	52	6	—	58
Other structured finance	(10)	3	(2)	(9)
Structured Finance	661	(65)	48	644
Total	$982	$35	$18	$1,035
____________________

(1)
Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded in reinsurance recoverable on paid losses included in other assets. The Company paid $5 million and $8 million in LAE for Second Quarter 2015 and 2014, respectively, and $9 million and $14 million in LAE for Six Months 2015 and 2014 , respectively.

(2)	Includes expected LAE to be paid of $15 million as of June 30, 2015 and $16 million as of December 31, 2014.

Net Expected Recoveries from
Breaches of R&W Rollforward
Second Quarter 2015

	Future Net R&W Benefit as of March 31, 2015	Future Net R&W Benefit of Radian Asset as of April 1,2015	R&W Development and Accretion of Discount During Second Quarter 2015	R&W (Recovered) During Second Quarter 2015	Future Net R&W Benefit as of June 30, 2015 (1)
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$1	$—	$—	$—	$1
Alt-A first lien	94	—	—	(1)	93
Option ARM	(20)	—	6	(19)	(33)
Subprime	87	1	(4)	(3)	81
Total first lien	162	1	2	(23)	142
Second lien:
Closed-end second lien	83	1	2	(3)	83
HELOC	—	—	—	—	—
Total second lien	83	1	2	(3)	83
Total	$245	$2	$4	$(26)	$225

Net Expected Recoveries from
Breaches of R&W Rollforward
Second Quarter 2014

	Future Net R&W Benefit as of March 31, 2014	R&W Development and Accretion of Discount During Second Quarter 2014	R&W (Recovered) During Second Quarter 2014	Future Net R&W Benefit as of June 30, 2014
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$3	$—	$—	$3
Alt-A first lien	269	(2)	(4)	263
Option ARM	152	11	(19)	144
Subprime	146	1	(48)	99
Total first lien	570	10	(71)	509
Second lien:
Closed-end second lien	95	—	(2)	93
HELOC	56	9	(16)	49
Total second lien	151	9	(18)	142
Total	$721	$19	$(89)	$651

Net Expected Recoveries from
Breaches of R&W Rollforward
Six Months 2015

	Future Net R&W Benefit as of December 31, 2014	Future Net R&W Benefit on Radian Asset portfolio as of April 1,2015	R&W Development and Accretion of Discount During 2015	R&W (Recovered) During 2015	Future Net R&W Benefit as of June 30, 2015 (1)
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$2	$—	$(1)	$—	$1
Alt-A first lien	106	—	(10)	(3)	93
Option ARM	15	—	(14)	(34)	(33)
Subprime	109	1	(23)	(6)	81
Total first lien	232	1	(48)	(43)	142
Second lien:
Closed-end second lien	85	1	1	(4)	83
HELOC	—	—	—	—	—
Total second lien	85	1	1	(4)	83
Total	$317	$2	$(47)	$(47)	$225

Net Expected Recoveries from
Breaches of R&W Rollforward
Six Months 2014

	Future Net R&W Benefit as of December 31, 2013	R&W Development and Accretion of Discount During 2014	R&W (Recovered) During 2014	Future Net R&W Benefit as of June 30, 2014
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$4	$(1)	$—	$3
Alt-A first lien	274	1	(12)	263
Option ARM	173	20	(49)	144
Subprime	118	29	(48)	99
Total first lien	569	49	(109)	509
Second lien:
Closed-end second lien	98	(3)	(2)	93
HELOC	45	21	(17)	49
Total second lien	143	18	(19)	142
Total	$712	$67	$(128)	$651
___________________
(1)    See the section "Breaches of Representations and Warranties" below for eligible assets held in trust.

The following tables present the present value of net expected loss to be paid for all contracts by accounting model, by sector and after the benefit for estimated and contractual recoveries for breaches of R&W.

Net Expected Loss to be Paid (Recovered)
By Accounting Model
As of June 30, 2015

	Financial Guaranty Insurance	FG VIEs(1) and Other	Credit Derivatives(2)	Total
	(in millions)
Public Finance:
U.S. public finance	$613	$—	$0	$613
Non-U.S. public finance	44	—	0	44
Public Finance	657	—	0	657
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	2	—	(1)	1
Alt-A first lien	261	16	(12)	265
Option ARM	(20)	—	2	(18)
Subprime	151	62	60	273
Total first lien	394	78	49	521
Second lien:
Closed-end second lien	(25)	30	4	9
HELOCs	(12)	6	—	(6)
Total second lien	(37)	36	4	3
Total U.S. RMBS	357	114	53	524
Triple-X life insurance transactions	157	—	8	165
TruPS	0	—	10	10
Student loans	58	—	—	58
Other structured finance	35	19	42	96
Structured Finance	607	133	113	853
Total	$1,264	$133	$113	$1,510

Net Expected Loss to be Paid (Recovered)
By Accounting Model
As of December 31, 2014

	Financial Guaranty Insurance	FG VIEs(1) and Other	Credit Derivatives(2)	Total
	(in millions)
Public Finance:
U.S. public finance	$303	$—	$—	$303
Non-U.S. public finance	45	—	—	45
Public Finance	348	—	—	348
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	2	—	2	4
Alt-A first lien	288	17	(1)	304
Option ARM	(15)	—	(1)	(16)
Subprime	163	71	69	303
Total first lien	438	88	69	595
Second lien:
Closed-end second lien	(27)	31	4	8
HELOCs	(26)	7	—	(19)
Total second lien	(53)	38	4	(11)
Total U.S. RMBS	385	126	73	584
Triple-X life insurance transactions	153	—	8	161
TruPS	1	—	22	23
Student loans	68	—	—	68
Other structured finance	34	(4)	(45)	(15)
Structured Finance	641	122	58	821
Total	$989	$122	$58	$1,169
___________________
(1)    Refer to Note 10, Consolidated Variable Interest Entities.

(2)    Refer to Note 9, Financial Guaranty Contracts Accounted for as Credit Derivatives.

The following tables present the net economic loss development for all contracts by accounting model, by sector and after the benefit for estimated and contractual recoveries for breaches of R&W.

Net Economic Loss Development (Benefit)
By Accounting Model
Second Quarter 2015

	Financial Guaranty Insurance	FG VIEs(1) and Other	Credit Derivatives(2)	Total
	(in millions)
Public Finance:
U.S. public finance	$232	$—	$(6)	$226
Non-U.S. public finance	(2)	—	—	(2)
Public Finance	230	—	(6)	224
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	(1)	—	—	(1)
Alt-A first lien	(12)	(1)	(3)	(16)
Option ARM	(4)	—	1	(3)
Subprime	—	(1)	(5)	(6)
Total first lien	(17)	(2)	(7)	(26)
Second lien:
Closed-end second lien	(2)	(2)	1	(3)
HELOCs	(5)	2	—	(3)
Total second lien	(7)	—	1	(6)
Total U.S. RMBS	(24)	(2)	(6)	(32)
Triple-X life insurance transactions	1	—	1	2
TruPS	—	—	(4)	(4)
Student loans	1	—	—	1
Other structured finance	(1)	1	1	1
Structured Finance	(23)	(1)	(8)	(32)
Total	$207	$(1)	$(14)	$192

Net Economic Loss Development (Benefit)
By Accounting Model
Second Quarter 2014

	Financial Guaranty Insurance	FG VIEs(1) and Other	Credit Derivatives(2)	Total
	(in millions)
Public Finance:
U.S. public finance	$82	$—	$—	$82
Non-U.S. public finance	(4)	—	(1)	(5)
Public Finance	78	—	(1)	77
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	1	—	(8)	(7)
Alt-A first lien	7	2	(5)	4
Option ARM	(23)	—	(1)	(24)
Subprime	4	3	(1)	6
Total first lien	(11)	5	(15)	(21)
Second lien:
Closed-end second lien	(1)	1	(5)	(5)
HELOCs	(34)	1	—	(33)
Total second lien	(35)	2	(5)	(38)
Total U.S. RMBS	(46)	7	(20)	(59)
Triple-X life insurance transactions	—	—	1	1
TruPS	—	—	—	—
Student loans	4	—	—	4
Other structured finance	0	—	—	0
Structured Finance	(42)	7	(19)	(54)
Total	$36	$7	$(20)	$23

Net Economic Loss Development (Benefit)
By Accounting Model
Six Months 2015

	Financial Guaranty Insurance	FG VIEs(1) and Other	Credit Derivatives(2)	Total
	(in millions)
Public Finance:
U.S. public finance	$241	$—	$(6)	$235
Non-U.S. public finance	(5)	—	—	(5)
Public Finance	236	—	(6)	230
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	0	—	(1)	(1)
Alt-A first lien	(10)	(1)	(10)	(21)
Option ARM	(3)	—	4	1
Subprime	(4)	3	(6)	(7)
Total first lien	(17)	2	(13)	(28)
Second lien:
Closed-end second lien	(1)	(1)	—	(2)
HELOCs	2	0	—	2
Total second lien	1	(1)	—	—
Total U.S. RMBS	(16)	1	(13)	(28)
Triple-X life insurance transactions	5	—	2	7
TruPS	(1)	—	(12)	(13)
Student loans	(5)	—	—	(5)
Other structured finance	0	—	(2)	(2)
Structured Finance	(17)	1	(25)	(41)
Total	$219	$1	$(31)	$189

Net Economic Loss Development (Benefit)
By Accounting Model
Six Months 2014

	Financial Guaranty Insurance	FG VIEs(1) and Other	Credit Derivatives(2)	Total
	(in millions)
Public Finance:
U.S. public finance	$105	$—	$—	$105
Non-U.S. public finance	(4)	—	(1)	(5)
Public Finance	101	—	(1)	100
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	1	—	(11)	(10)
Alt-A first lien	26	(10)	(4)	12
Option ARM	(39)	1	(1)	(39)
Subprime	(4)	1	2	(1)
Total first lien	(16)	(8)	(14)	(38)
Second lien:
Closed-end second lien	(2)	3	(1)	—
HELOCs	(90)	59	—	(31)
Total second lien	(92)	62	(1)	(31)
Total U.S. RMBS	(108)	54	(15)	(69)
Triple-X life insurance transactions	13	—	1	14
TruPS	(1)	—	(18)	(19)
Student loans	6	—	—	6
Other structured finance	2	(1)	2	3
Structured Finance	(88)	53	(30)	(65)
Total	$13	$53	$(31)	$35
_________________
(1)    Refer to Note 10, Consolidated Variable Interest Entities.

(2)    Refer to Note 9, Financial Guaranty Contracts Accounted for as Credit Derivatives.

Selected U.S. Public Finance Transactions

The Company insures general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $5.4 billion net par as of June 30, 2015, all of which are BIG. For additional information regarding the Company's exposure to general obligations of Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations, please refer to "Exposure to Puerto Rico" in Note 4, Outstanding Exposure.
On February 25, 2015, a plan of adjustment resolving the bankruptcy filing of the City of Stockton, California under chapter 9 of the U.S. Bankruptcy Code became effective. As of June 30, 2015, the Company’s net exposure subject to the plan consists of $117 million of pension obligation bonds. As part of the plan settlement, the City will repay the pension obligation bonds from certain fixed payments and certain variable payments contingent on the City's revenue growth. The Company agreed as part of the plan to cancel its $40 million of the City’s lease revenue bonds in exchange for the irrevocable option to take title to the office building that served as collateral for the lease revenue bonds. The Company also receives net rental payments from the office building. The Company no longer reflects the canceled lease revenue bonds as outstanding insured net par, but instead the financial statements reflect an investment in the office building and related lease revenue and expenses. As of June 30, 2015, the office building is carried at approximately $30 million and is reported as part of Other Assets.
The Company has $337 million of net par exposure to the Louisville Arena Authority. The bond proceeds were used to construct the KFC Yum Center, home to the University of Louisville men's and women's basketball teams. Actual revenues available for Debt Service are well below original projections, and under the Company's internal rating scale, the transaction is BIG.

In December 2014, the City of Detroit emerged from bankruptcy under chapter 9 of the U.S. Bankruptcy Code. The Company still expects to make debt service payments on the 15.5% of the City’s unlimited tax general obligation (“UTGO”) that were not exchanged as part of the related settlement. As of June 30, 2015, these bonds had a net par outstanding of $18 million.

As a result of the Radian Asset Acquisition, the Company has approximately $21 million of net par exposure as of June 30, 2015 to bonds issued by Parkway East Public Improvement District, which is located in Madison County, Mississippi. The bonds, which are rated BIG, are payable from special assessments on properties within the District, as well as amounts paid under a contribution agreement with the County in which the County covenants that it will provide funds in the event special assessments are not sufficient to make a debt service payment. The special assessments have not been sufficient to pay debt service in full. In earlier years, the County provided funding to cover the balance of the debt service requirement, but the County now claims that the District’s failure to reimburse it within the two years stipulated in the contribution agreement means that the County is not required to provide funding until it is reimbursed. A declaratory judgment action is pending against the District and the County to establish the Company's rights under the contribution agreement. See "Recovery Litigation" below.

The Company also has $15.9 billion of net par exposure to healthcare transactions. The BIG net par outstanding in this sector is $376 million, $325 million of which was acquired as part of the Radian Asset Acquisition.

The Company projects that its total net expected loss across its troubled U.S. public finance credits as of June 30, 2015, which incorporated the likelihood of the outcomes mentioned above, will be $613 million, compared with a net expected loss of $310 million as of March 31, 2015. On April 1, 2015, the Radian Asset Acquisition added $81 million in net economic losses to be paid for U.S. public finance credits. In addition, economic loss development in Second Quarter 2015 was $226 million which was primarily attributable to Puerto Rico exposures. Economic loss development in Six Months 2015 was $235 million, which was also primarily attributable to Puerto Rico exposures.

Certain Selected European Country Sub-Sovereign Transactions

The Company insures and reinsures credits with sub-sovereign exposure to various Spanish and Portuguese issuers where a Spanish and Portuguese sovereign default may cause the sub-sovereigns also to default. The Company's gross exposure to these Spanish and Portuguese credits is $479 million and $108 million, respectively, and exposure net of reinsurance for Spanish and Portuguese credits is $383 million and $101 million, respectively. The Company rates most of these issuers in the BB category due to the financial condition of Spain and Portugal and their dependence on the sovereign. The Company's Hungary exposure is to infrastructure bonds dependent on payments from Hungarian governmental entities and covered mortgage bonds issued by Hungarian banks. The Company's gross exposure to these Hungarian credits is $475 million and its exposure net of reinsurance is $466 million, most of which is rated BIG. The Company estimated net expected losses of $41 million related to these Spanish, Portuguese and Hungarian credits. The positive economic loss development of approximately $2 million during Second Quarter 2015 and $4 million during Six Months 2015 was primarily related to changes in the exchange rate between the Euro and US Dollar.

Infrastructure Finance

The Company has insured exposure of approximately $3.1 billion to infrastructure transactions with refinancing risk as to which the Company may need to make claim payments that it did not anticipate paying when the policies were issued. Although the Company may not experience ultimate loss on a particular transaction, the aggregate amount of the claim payments may be substantial and reimbursement may not occur for an extended time. These transactions generally involve long-term infrastructure projects that were financed by bonds that mature prior to the expiration of the project concession. The Company expects the cash flows from these projects to be sufficient to repay all of the debt over the life of the project concession, but also expects the debt to be refinanced in the market at or prior to its maturity. If the issuer is unable to refinance the debt due to market conditions, the Company may have to pay a claim when the debt matures, and then recover its payment from cash flows produced by the project in the future. The Company generally projects that in most scenarios it will be fully reimbursed for such payments. However, the recovery of the payments is uncertain and may take from 10 to 35 years, depending on the transaction and the performance of the underlying collateral. The Company estimates total claims for the two largest transactions with significant refinancing risk, assuming no refinancing, and based on certain performance assumptions could be $1.9 billion on a gross basis; such claims would be payable from 2017 through 2022.

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

Second Quarter 2015 U.S. RMBS Loss Projections

Based on its observation during the period of the performance of its insured transactions (including early stage delinquencies, late stage delinquencies and loss severity) as well as the residential property market and economy in general, the Company chose to use the same general assumptions to project RMBS losses as of June 30, 2015 as it used as of March 31, 2015, except that, for its first lien RMBS loss projections it again this quarter shortened by three months the period it is projecting it will take in the base case to reach the final CDR.

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

First Lien Liquidation Rates

	June 30, 2015	March 31, 2015	December 31, 2014
Current Loans Modified in the Previous 12 Months
Alt A and Prime	25%	25%	25%
Option ARM	25	25	25
Subprime	25	25	25
Current Loans Delinquent in the Previous 12 Months
Alt A and Prime	25	25	25
Option ARM	25	25	25
Subprime	25	25	25
30 – 59 Days Delinquent
Alt A and Prime	35	35	35
Option ARM	40	40	40
Subprime	35	35	35
60 – 89 Days Delinquent
Alt A and Prime	50	50	50
Option ARM	55	55	55
Subprime	40	40	40
90+ Days Delinquent
Alt A and Prime	60	60	60
Option ARM	65	65	65
Subprime	55	55	55
Bankruptcy
Alt A and Prime	45	45	45
Option ARM	50	50	50
Subprime	40	40	40
Foreclosure
Alt A and Prime	75	75	75
Option ARM	80	80	80
Subprime	70	70	70
Real Estate Owned
All	100	100	100

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

In the base case, after the initial 36-month CDR plateau period, each transaction’s CDR is projected to improve over 12 months to an intermediate CDR (calculated as 20% of its CDR plateau); that intermediate CDR is held constant for 36 months and then trails off in steps to a final CDR of 5% of the CDR plateau. In the base case, the Company assumes the final CDR will be reached eight years after the initial 36-month CDR plateau period, which is three months shorter than assumed as of March 31, 2014 and six months shorter than assumed at December 31, 2014 but the same calendar date as it assumed as of June 30, 2014. Under the Company’s methodology, defaults projected to occur in the first 36 months represent defaults that can be attributed to loans that were modified or delinquent in the last 12 months or that are currently delinquent or in foreclosure, while the defaults projected to occur using the projected CDR trend after the first 36 month period represent defaults attributable to borrowers that are currently performing or are projected to reperform.

     Another important driver of loss projections is loss severity, which is the amount of loss the transaction incurs on a loan after the application of net proceeds from the disposal of the underlying property. Loss severities experienced in first lien transactions have reached historically high levels, and the Company is assuming in the base case that these high levels generally will continue for another 18 months. The Company determines its initial loss severity based on actual recent experience. The Company then assumes that loss severities begin returning to levels consistent with underwriting assumptions beginning after the initial 18 month period, declining to 40% in the base case over 2.5 years. Beginning for December 31, 2014, the Company differentiated the loss severity assumptions depending on the vintage of the transaction, as shown in the table below.

The following table shows the range as well as the average, weighted by outstanding net insured par, for key assumptions used in the calculation of expected loss to be paid for individual transactions for direct vintage 2004 - 2008 first lien U.S. RMBS.

Key Assumptions in Base Case Expected Loss Estimates
First Lien RMBS(1)

	As of June 30, 2015				As of March 31, 2015				As of December 31, 2014
	Range			Weighted Average	Range			Weighted Average	Range			Weighted Average
Alt-A First Lien
Plateau CDR	1.7%	-	13.3%	7.1%	2.6%	–	13.1%	7.4%	2.0%	–	13.4%	7.3%
Intermediate CDR	0.3%	-	2.7%	1.4%	0.5%	–	2.6%	1.5%	0.4%	–	2.7%	1.5%
Period until intermediate CDR	48 months				48 months				48 months
Final CDR	0.1%	-	0.7%	0.3%	0.1%	–	0.7%	0.3%	0.1%	–	0.7%	0.3%
Initial loss severity:
2005 and prior	60.0%				60.0%				60.0%
2006	70.0%				70.0%				70.0%
2007	65.0%				65.0%				65.0%
Initial conditional prepayment rate ("CPR")	1.6%	-	27.7%	8.5%	2.7%	–	22.4%	8.1%	1.7%	–	21.0%	7.7%
Final CPR(2)	15.0%	-	27.7%	15.3%	15.0%	–	22.4%	15.2%	15%
Option ARM
Plateau CDR	4.0%	-	12.1%	9.2%	4.5%	–	12.9%	9.9%	4.3%	–	14.2%	10.6%
Intermediate CDR	0.8%	-	2.4%	1.8%	0.9%	–	2.6%	2.0%	0.9%	–	2.8%	2.1%
Period until intermediate CDR	48 months				48 months				48 months
Final CDR	0.2%	-	0.6%	0.5%	0.2%	–	0.6%	0.5%	0.2%	–	0.7%	0.5%
Initial loss severity:
2005 and prior	60.0%				60.0%				60.0%
2006	70.0%				70.0%				70.0%
2007	65.0%				65.0%				65.0%
Initial CPR	1.6%	-	12.3%	5.0%	1.8%	–	12.7%	4.9%	1.1%	–	11.8%	4.9%
Final CPR(2)	15%				15%				15%
Subprime
Plateau CDR	4.9%	-	13.5%	9.7%	4.8%	–	14.4%	10.2%	4.9%	–	15.0%	10.6%
Intermediate CDR	1.0%	-	2.7%	1.9%	1.0%	–	2.9%	2.0%	1.0%	–	3.0%	2.1%
Period until intermediate CDR	48 months				48 months				48 months
Final CDR	0.2%	-	0.7%	0.4%	0.2%	–	0.7%	0.4%	0.2%	–	0.7%	0.4%
Initial loss severity:
2005 and prior	75.0%				75.0%				75.0%
2006	90.0%				90.0%				90.0%
2007	90.0%				90.0%				90.0%
Initial CPR	0.0%	-	8.7%	4.0%	0.0%	–	9.7%	4.7%	0.0%	–	10.5%	6.1%
Final CPR(2)	15%				15%				15%
____________________
(1)                                Represents variables for most heavily weighted scenario (the “base case”).

(2)	For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used.

 The rate at which the principal amount of loans is voluntarily prepaid may impact both the amount of losses projected (since that amount is a function of the conditional default rate, the loss severity and the loan balance over time) as well as the amount of excess spread (the amount by which the interest paid by the borrowers on the underlying loan exceeds the amount of interest owed on the insured obligations). The assumption for the voluntary CPR follows a similar pattern to that of the conditional default rate. The current level of voluntary prepayments is assumed to continue for the plateau period before gradually increasing over 12 months to the final CPR, which is assumed to be 15% in the base case. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. These assumptions are the same as those the Company used for March 31, 2015 and December 31, 2014.

In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the conditional default rate returned to its modeled equilibrium, which was defined as 5% of the initial conditional default rate. The Company also stressed CPR and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios (including its base case) as of June 30, 2015. The Company used a similar approach to establish its pessimistic and optimistic scenarios as of June 30, 2015 as it used as of March 31, 2015 and December 31, 2014, increasing and decreasing the periods of stress from those used in the base case.

In a somewhat more stressful environment than that of the base case, where the conditional default rate plateau was extended six months (to be 42 months long) before the same more gradual conditional default rate recovery and loss severities were assumed to recover over 4.5 rather than 2.5 years (and subprime loss severities were assumed to recover only to 60% and Option ARM and Alt A loss severities to only 45%), expected loss to be paid would increase from current projections by approximately $25 million for Alt-A first liens, $6 million for Option ARM, $62 million for subprime and $1 million for prime transactions.

In an even more stressful scenario where loss severities were assumed to rise and then recover over nine years and the initial ramp-down of the conditional default rate was assumed to occur over 15 months and other assumptions were the same as the other stress scenario, expected loss to be paid would increase from current projections by approximately $69 million for Alt-A first liens, $14 million for Option ARM, $87 million for subprime and $4 million for prime transactions.

In a scenario with a somewhat less stressful environment than the base case, where conditional default rate recovery was somewhat less gradual, expected loss to be paid would increase from current projections by approximately $0.4 million for Alt-A first liens, and decrease by $13 million for Option ARM, $10 million for subprime and $41 thousand for prime transactions.

In an even less stressful scenario where the conditional default rate plateau was six months shorter (30 months, effectively assuming that liquidation rates would improve) and the conditional default rate recovery was more pronounced, (including an initial ramp-down of the conditional default rate over nine months), expected loss to be paid would decrease from current projections by approximately $24 million for Alt-A first liens, $22 million for Option ARM, $43 million for subprime and $0.3 million for prime transactions.

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

Key Assumptions in Base Case Expected Loss Estimates
Second Lien RMBS(1)

HELOC key assumptions	As of June 30, 2015				As of March 31, 2015				As of December 31, 2014
	Range			Weighted Average	Range			Weighted Average	Range			Weighted Average
Plateau CDR	5.3%	–	23.3%	8.9%	2.3%	–	7.5%	4.4%	2.8%	–	6.8%	4.1%
Final CDR trended down to	0.5%	–	3.2%	1.2%	0.5%	–	3.2%	1.2%	0.5%	–	3.2%	1.2%
Period until final CDR	34 months				34 months				34 months
Initial CPR	9.3%			9.3%	6.9%	–	23.2%	10.2%	6.9%	–	21.8%	11.0%
Final CPR(2)	10.0%	–	15.0%	13.25%	10.0%	–	23.2%	15.2%	15.0%	–	21.8%	15.5%
Loss severity	90.0%	–	98.0%	90.5%	90.0%	–	98.0%	90.4%	90.0%	–	98.0%	90.4%

Closed-end second lien key assumptions	As of June 30, 2015				As of March 31, 2015				As of December 31, 2014
	Range			Weighted Average	Range			Weighted Average	Range			Weighted Average
Plateau CDR	6.0%	–	21.4%	10.8%	4.7%	–	12.4%	6.9%	5.5%	–	12.5%	7.2%
Final CDR trended down to	3.5%	–	9.2%	4.8%	3.5%	–	9.1%	4.9%	3.5%	–	9.1%	4.9%
Period until final CDR	34 months				34 months				34 months
Initial CPR	5.3%	–	13.4%	8.6%	3.4%	–	11.8%	7.6%	2.8%	–	13.9%	9.9%
Final CPR(2)	15%				15%				15%
Loss severity	98%				98%				98%
____________________

(1)	Represents variables for most heavily weighted scenario (the “base case”).

(2)	For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used.

In second lien transactions the projection of near-term defaults from currently delinquent loans is relatively straightforward because loans in second lien transactions are generally “charged off” (treated as defaulted) by the securitization’s servicer once the loan is 180 days past due. Most second lien transactions report the amount of loans in five monthly delinquency categories (i.e., 30-59 days past due, 60-89 days past due, 90-119 days past due, 120-149 days past due and 150-179 days past due). The Company estimates the amount of loans that will default over the next five months by calculating current representative liquidation rates. A liquidation rate is the percent of loans in a given cohort (in this instance, delinquency category) that ultimately default. Similar to first liens, the Company then calculates a CDR for six months’, which is the period over which the currently delinquent collateral is expected to be liquidated. That CDR is then used as the basis for the plateau period that follows the embedded five months of losses. Liquidation rates assumed as of June 30, 2015, were from 10% to 100%.

For the base case scenario, the CDR (the “plateau CDR”) was held constant for six months. Once the plateau period has ended, the CDR is assumed to gradually trend down in uniform increments to its final long-term steady state CDR. (The long-term steady state CDR is calculated as the constant CDR that would have yielded the amount of losses originally expected at underwriting.) In the base case scenario, the time over which the CDR trends down to its final CDR is 28 months. Therefore, the total stress period for second lien transactions is 34 months, comprising five months of delinquent data, a one month plateau period and 28 months of decrease to the steady state CDR, the same as of March 31, 2015 and December 31, 2014.

HELOC loans generally permit the borrower to pay only interest for an initial period (often ten years) and, after that period, require the borrower to make both the monthly interest payment and a monthly principal payment, and so increase the borrower's aggregate monthly payment. Some of the HELOC loans underlying the Company's insured HELOC transactions have reached their principal amortization period. The Company has observed that the increase in monthly payments occurring when a loan reaches its principal amortization period, even if mitigated by borrower relief offered by the servicer, is associated with increased borrower defaults. Thus, most of the Company's HELOC projections incorporate an assumption that a percentage of loans reaching their amortization periods will default around the time of the payment increase. These projected defaults are in addition to those generated using the CDR curve as described above. This assumption is similar to the one used at March 31, 2015 and December 31, 2014. The Company refined its current approach to calculate the number of additional delinquencies as a function of the number of modified loans in the transaction and the final steady state CDR. Thus transactions that have worse than average expected experience will have higher defaults and transactions where borrowers are receiving modifications so that they will not default when their interest only period ends will have higher losses.

When a second lien loan defaults, there is generally a very low recovery. The Company had assumed as of June 30, 2015 that it will generally recover only 10% or less of the collateral defaulting in the future and declining additional amounts on post-default receipts on previously defaulted collateral. This is the same as at March 31, 2015 and December 31, 2014.

The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected as well as the amount of excess spread. In the base case, an average CPR for the (based on experience of the most recent three quarters) is assumed to continue until the end of the plateau before gradually increasing to the final CPR over the same period the CDR decreases. The final CPR is assumed to be 15% for both HELOC and closed-end second lien transactions, which is lower than the historical average but reflects the Company’s continued uncertainty about the projected performance of the borrowers in these transactions. This pattern is generally consistent with how the Company modeled the CPR at March 31, 2015 and December 31, 2014. To the extent that prepayments differ from projected levels it could materially change the Company’s projected excess spread and losses.

The Company uses a number of other variables in its second lien loss projections, including the spread between relevant interest rate indices. These variables have been relatively stable and in the relevant ranges have less impact on the projection results than the variables discussed above. However, in a number of HELOC transactions the servicers have been modifying poorly performing loans from floating to fixed rates, and, as a result, rising interest rates would negatively impact the excess spread available from these modified loans to support the transactions.  The Company incorporated these modifications in its assumptions.

In estimating expected losses, the Company modeled and probability weighted five possible CDR curves applicable to the period preceding the return to the long-term steady state CDR. The Company used three scenarios at March 31, 2015 and at December 31, 2014. The Company believes that the level of the elevated CDR and the length of time it will persist, the ultimate prepayment rate, and the amount of additional defaults because of the expiry of the interest only period, are the primary drivers behind the likely amount of losses the collateral will suffer. The Company continues to evaluate the assumptions affecting its modeling results.

The Company’s base case assumed a six month CDR plateau and a 28 month ramp-down (for a total stress period of 34 months). The Company also modeled a scenario with a longer period of elevated defaults and another with a shorter period of elevated defaults. Increasing the CDR plateau to eight months and increasing the ramp-down by three months to 31 months (for a total stress period of 39 months), and doubling the defaults relating to the end of the interest only period would increase the expected loss by approximately $38 million for HELOC transactions and $1 million for closed-end second lien transactions. On the other hand, reducing the CDR plateau to four month and decreasing the length of the CDR ramp-down to 25 months (for a total stress period of 29 months), and lowering the ultimate prepayment rate to 10% would decrease the expected loss by approximately $38 million for HELOC transactions and $0.6 million for closed-end second lien transactions.

Breaches of Representations and Warranties

Generally, when mortgage loans are transferred into a securitization, the loan originator(s) and/or sponsor(s) provide R&W that the loans meet certain characteristics, and a breach of such R&W often requires that the loan be repurchased from the securitization. In many of the transactions the Company insures, it is in a position to enforce these R&W provisions. The Company has pursued breaches of R&W on a loan-by-loan basis or in cases where a provider of R&W refused to honor its repurchase obligations, the Company sometimes chose to initiate litigation. The Company's success in pursuing these strategies permitted the Company to enter into agreements with R&W providers under which those providers made payments to the Company, agreed to make payments to the Company in the future, and / or repurchased loans from the transactions, all in return for releases of related liability by the Company. In some instances, the entity providing the R&W (or an affiliate of that entity) also benefited from credit protection sold by the Company through a CDS, and the Company entered into an agreement terminating the CDS protection it provided (and so avoiding future losses on that transaction), again in return for releases of related liability by the Company and in certain instances other consideration. Such agreements with R&W providers provide the Company with many of the benefits of pursuing the R&W claims on a loan by loan basis or through litigation, but without the related expense and uncertainty. The Company continues to pursue these strategies for certain transactions where it does not yet have agreements.

Through June 30, 2015, the Company has caused entities providing R&Ws to pay, or agree to pay, or to terminate insurance protection on future projected losses of, approximately $4.2 billion (gross of reinsurance) in respect of their R&W liabilities for transactions in which the Company has provided insurance and included in its net expected loss estimates as of June 30, 2015 an estimated net benefit of $225 million, (net of reinsurance). Most of this net benefit is projected to be received pursuant to existing agreements with R&W providers, although some is projected to be received in connection with transactions where the company does not yet have such an agreement. Most of the amount projected to be received pursuant to existing agreements with R&W providers benefits from eligible assets placed in trusts to collateralize the R&W provider’s future reimbursement obligation, with the amount of such collateral subject to increase or decrease from time to time as determined by rating agency requirements. Currently the Company has agreements with three counterparties where a future reimbursement obligation is collateralized by eligible assets held in trust:

•
Bank of America. Under the Company's agreement with Bank of America Corporation and certain of its subsidiaries (“Bank of America”), Bank of America agreed to reimburse the Company for 80% of claims on the first lien transactions covered by the agreement that the Company pays in the future, until the aggregate lifetime collateral losses (not insurance losses or claims) on those transactions reach $6.6 billion. As of June 30, 2015 aggregate lifetime collateral losses on those transactions was $4.3 billion, and the Company was projecting in its base case that such collateral losses would eventually reach $5.2 billion. Bank of America's reimbursement obligation is secured by $557 million of collateral held in trust for the Company's benefit.

•
Deutsche Bank. Under the Company's May 2012 agreement with Deutsche Bank AG and certain of its affiliates (collectively, “Deutsche Bank”), Deutsche Bank agreed to reimburse the Company for certain claims it pays in the future on eight first and second lien transactions, including 80% of claims it pays on those transactions until the aggregate lifetime claims (before reimbursement) reach $319 million. As of June 30, 2015, the Company was projecting in its base case that such aggregate lifetime claims would remain below $319 million. In the event aggregate lifetime claims paid exceed $389 million, Deutsche Bank must reimburse the Company for 85% of such claims paid (in excess of $389 million) until such claims paid reach $600 million.

When the agreement was first signed, Deutsche Bank was also required to reimburse AGC for future claims it pays on certain RMBS resecuritizations. AGC and Deutsche Bank terminated one of the resecuritization transactions on October 10, 2013, another on September 12, 2014 and two more in the fourth quarter of 2014. In the fourth quarter of 2014, AGC and Deutsche Bank also terminated one other BIG transaction under which AGC had provided credit protection to Deutsche Bank through a CDS. In connection with the 2014 terminations, AGC and Deutsche Bank agreed to terminate Deutsche Bank’s reimbursement obligation on all of the RMBS resecuritizations, and AGC made a termination payment to Deutsche Bank and released some of the collateral that had been held in trust. Deutsche Bank remains liable to reimburse the Company for certain claims it pays on eight first and second lien transactions, as described above, and such reimbursement obligation remains secured by $74 million of collateral held in trust for the Company’s benefit.

•
UBS. On May 6, 2013, the Company entered into an agreement with UBS Real Estate Securities Inc. and affiliates ("UBS") and a third party resolving the Company’s claims and liabilities related to specified RMBS transactions that were issued, underwritten or sponsored by UBS and insured by AGM or AGC under financial guaranty insurance policies. Under the agreement, UBS agreed to reimburse the Company for 85% of future losses on three first lien RMBS transactions, and such reimbursement obligation is secured by $79 million of collateral held in trust for the Company's benefit.

For the expected recovery from breaches of R&W in transactions not covered by agreements as of June 30, 2015, the Company did not incorporate any gain contingencies from potential litigation in its estimated repurchases. The amount the Company will ultimately recover related to such contractual R&W is uncertain and subject to a number of factors including the counterparty's ability to pay, the number and loss amount of loans determined to have breached R&W and, potentially, negotiated settlements or litigation recoveries. As such, the Company's estimate of recoveries is uncertain and actual amounts realized may differ significantly from these estimates. In arriving at the expected recovery from breaches of R&W not already covered by agreements, the Company considered the creditworthiness of the provider of the R&W, the number of breaches found on defaulted loans, the success rate in resolving these breaches across those transactions where material repurchases have been made and the potential amount of time until the recovery is realized. The calculation of expected recovery from breaches of such contractual R&W involved a variety of scenarios which ranged from the Company recovering substantially all of the losses it incurred due to violations of R&W to the Company realizing limited recoveries. These scenarios were probability weighted in order to determine the recovery incorporated into the Company's estimate of expected losses. This approach was used for both loans that had already defaulted and those assumed to default in the future. The Company adjusts the calculation of its expected recovery from breaches of R&W based on changing facts and circumstances with respect to each counterparty and transaction.

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

The number of risks subject to R&W recovery is 30, with related net debt service of $2.0 billion as of June 30, 2015 compared to 29 with related net debt service of $2.1 billion as of December 31, 2014. Included in these amounts is net debt service related to transactions not yet subject to an agreement. A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making Debt Service payments.

The following table provides a breakdown of the development and accretion amount in the roll forward of estimated recoveries associated with claims for breaches of R&W.

Components of R&W Development

	Second Quarter		Six Months
	2015	2014	2015	2014
	(in millions)
Estimated increase (decrease) in defaults that will result in additional (lower) breaches(1)	$3	$(11)	$(49)	$(11)
Inclusion or removal of deals with breaches of R&W during period	—	—	0	—
Change in recovery assumptions	—	17	—	27
Settlements and anticipated settlements	—	10	—	45
Accretion of discount on balance	1	3	2	6
Total	$4	$19	$(47)	$67

____________________

(1)	The negative R&W development is offset by higher anticipated cash flows in the covered transactions that were related to a third party settlement.

Triple-X Life Insurance Transactions

The Company had $3.1 billion of net par exposure to Triple-X life insurance transactions as of June 30, 2015. Two of these transactions, with $598 million of net par outstanding, are rated BIG: (i) Orkney Re II plc ("Orkney"), where AGUK guaranteed $382.5 million original par of Series A-1 Notes and AGC guaranteed $40.5 million original par of Series A-2 Notes; and (ii) Ballantyne Re plc ("Ballantyne"), which AGUK guaranteed.

The Triple-X life insurance transactions are based on discrete blocks of individual life insurance business. In older vintage Triple-X transactions, which include Orkney and Ballantyne, the monies raised by the sale of the notes insured by the Company were used to capitalize a special purpose vehicle that provides reinsurance to a life insurer or reinsurer. The monies are invested at inception in accounts managed by third-party investment managers. In the case of Orkney and Ballantyne, material amounts of their assets were invested in U.S. RMBS. Based on its analysis of the information currently available, including estimates of future investment performance, and projected credit impairments on the invested assets and performance of the blocks of life insurance business at June 30, 2015, the Company’s projected net expected loss to be paid is $165 million. The economic loss development during Second Quarter 2015 was approximately $2 million, which was due primarily to additional loss adjustment expenses. The economic loss development during Six Months 2015 was approximately $7 million, which was due primarily to changes in the risk free rates used to discount the losses and life insurance projections.

AGM had also guaranteed a CDS that referenced the entire issued and outstanding amount of Orkney's Series A-1 Notes. On July 9, 2015, in consideration of a cash payment by AGM, the swap counterparty delivered to AGM all of Orkney's AGUK-guaranteed Series A-1 Notes, and the parties terminated the CDS.

TruPS

The Company has insured or reinsured $4.9 billion of net par (77% of which is in CDS form) of collateralized debt obligations (“CDOs”) backed by TruPS and similar debt instruments, or “TruPS CDOs.” Of the $4.9 billion, $0.9 billion is rated BIG. The underlying collateral in the TruPS CDOs consists of subordinated debt instruments such as TruPS issued by bank holding companies and similar instruments issued by insurance companies, real estate investment trusts (“REITs”) and other real estate related issuers.

The Company projects losses for TruPS CDOs by projecting the performance of the asset pools across several scenarios (which it weights) and applying the CDO structures to the resulting cash flows. At June 30, 2015, the Company has projected expected losses to be paid for TruPS CDOs of $10 million. During Second Quarter 2015, there was positive economic development of approximately $4 million, which was due primarily to improving collateral performance during the quarter. During Six Months 2015, there was positive economic development of approximately $13 million, which was due primarily to improving collateral performance during the period.

Student Loan Transactions

The Company has insured or reinsured $1.8 billion net par of student loan securitizations issued by private issuers and that it classifies as structured finance. Of this amount, $167 million is rated BIG. The Company is projecting approximately $58 million of net expected loss to be paid on these transactions. In general, the losses are due to: (i) the poor credit performance of private student loan collateral and high loss severities, or (ii) high interest rates on auction rate securities with respect to which the auctions have failed. The negative economic development during Second Quarter 2015 was approximately $1 million, which was due primarily to delinquencies in the loan portfolio being slightly higher than expected. The positive economic development during Six Months 2015 was approximately $5 million, which was driven primarily by a partial commutation by the underlying insurer during the first quarter.

Other structured finance

The Company's other structured finance include $1.9 billion net par rated BIG, including a distressed collateralized loan obligation ("CLO") transaction, a commercial mortgage-backed security ("CMBS") transaction, transactions backed by manufactured housing loans and quota share surety reinsurance contracts on Spanish housing cooperatives. In Second Quarter 2015 the Radian Asset Acquisition added $101 million in net economic losses for other structured finance credits. The Company has expected loss to be paid of $96 million as of June 30, 2015. The economic loss development during Second Quarter 2015 was a negative $1 million and for Six Months 2015 was a positive $2 million.

The two transactions most sensitive to changes in losses in the future are the distressed CLO and the CMBS transactions. For the distressed CLO, in its most pessimistic scenario, where the primary insurer defaults (the Company's contract is a second-to-pay policy), the expected loss could increase by $111 million. In its most optimistic scenario, where the primary insurer pays the full claim, the Company would have no expected losses. For the CMBS, in its most pessimistic scenario, the expected losses could result in $143 million of additional losses, while its most optimistic scenario would result in no expected losses. Expected losses in its CMBS sector are based on the expected values of various commercial real estate properties.

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

Triple-X Life Insurance Transactions

In December 2008, AGUK filed an action against J.P. Morgan Investment Management Inc. (“JPMIM”), the investment manager in the Orkney transaction, in the Supreme Court of the State of New York alleging that JPMIM engaged in breaches of fiduciary duty, gross negligence and breaches of contract based upon its handling of the Orkney investments. After AGUK’s claims were dismissed with prejudice in January 2010, AGUK was successful in its subsequent motions and appeals and, as of December 2011, all of AGUK’s claims for breaches of fiduciary duty, gross negligence and contract were reinstated in full. Discovery is ongoing.

Public Finance Transactions

On November 1, 2013, Radian Asset commenced a declaratory judgment action in the U.S. District Court for the Southern District of Mississippi against Madison County, Mississippi and the Parkway East Public Improvement District to establish its rights under a contribution agreement from the County supporting certain special assessment bonds issued by the District and insured by Radian Asset (now AGC). As of June 30, 2015, $21 million of such bonds were outstanding. The County maintains that its payment obligation is limited to two years of annual debt service, while AGC contends no such limitation applies. On April 20, 2015, the Court issued an order addressing AGC's and the County's cross-motions for partial summary judgment, and denied the County's motion for summary judgment that its payment obligation lasts only two years. Discovery is ongoing.

7.	Financial Guaranty Insurance Losses

Insurance Contracts' Loss Information

The following table provides balance sheet information on loss and LAE reserves and salvage and subrogation recoverable, net of reinsurance. The Company used weighted average risk-free rates for U.S. dollar denominated financial guaranty insurance obligations that ranged from 0.0% to 3.37% as of June 30, 2015 and 0.0% to 2.95% as of December 31, 2014. Financial guaranty insurance expected LAE reserve was $10 million as of June 30, 2015 and $12 million as of December 31, 2014.

Loss and LAE Reserve and Salvage and Subrogation Recoverable
Net of Reinsurance
Insurance Contracts

	As of June 30, 2015			As of December 31, 2014
	Loss and LAE Reserve, net	Salvage and Subrogation Recoverable, net	Net Reserve (Recoverable)	Loss and LAE Reserve, net	Salvage and Subrogation Recoverable, net	Net Reserve (Recoverable)
	(in millions)
Public Finance:
U.S. public finance	$453	$10	$443	$243	$8	$235
Non-U.S. public finance	30	—	30	30	—	30
Public Finance	483	10	473	273	8	265
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	2	—	2	2	—	2
Alt-A first lien	76	—	76	87	—	87
Option ARM	22	40	(18)	28	40	(12)
Subprime	152	12	140	166	8	158
First lien	252	52	200	283	48	235
Second lien:
Closed-end second lien	4	36	(32)	4	39	(35)
HELOCs	5	35	(30)	3	39	(36)
Second lien	9	71	(62)	7	78	(71)
Total U.S. RMBS	261	123	138	290	126	164
Triple-X life insurance transactions	140	—	140	140	—	140
TruPS	—	—	—	0	—	0
Student loans	55	—	55	64	—	64
Other structured finance	50	—	50	34	8	26
Structured Finance	506	123	383	528	134	394
Subtotal	989	133	856	801	142	659
Other recoverables	—	8	(8)	—	13	(13)
Subtotal	989	141	848	801	155	646
Effect of consolidating FG VIEs	(70)	(1)	(69)	(80)	(1)	(79)
Total (1)	$919	$140	$779	$721	$154	$567
____________________

(1)	See “Components of Net Reserves (Salvage)” table for loss and LAE reserve and salvage and subrogation recoverable components.

Components of Net Reserves (Salvage)

	As of June 30, 2015	As of December 31, 2014
	(in millions)
Loss and LAE reserve	$996	$799
Reinsurance recoverable on unpaid losses	(77)	(78)
Loss and LAE reserve, net	919	721
Salvage and subrogation recoverable	(139)	(151)
Salvage and subrogation payable(1)	7	10
Other recoverables	(8)	(13)
Salvage and subrogation recoverable, net and other recoverable	(140)	(154)
Net reserves (salvage)	$779	$567
____________________

(1)	Recorded as a component of reinsurance balances payable.

Balance Sheet Classification of
Net Expected Recoveries for Breaches of R&W
Insurance Contracts

	As of June 30, 2015			As of December 31, 2014
	For all Financial Guaranty Insurance Contracts	Effect of Consolidating FG VIEs	Reported on Balance Sheet(1)	For all Financial Guaranty Insurance Contracts	Effect of Consolidating FG VIEs	Reported on Balance Sheet(1)
	(in millions)
Salvage and subrogation recoverable, net	$(8)	$—	$(8)	$20	$—	$20
Loss and LAE reserve, net	140	(8)	132	185	(8)	177
____________________

(1)	The remaining benefit for R&W is either recorded at fair value in FG VIE assets, or not recorded on the balance sheet until the total loss, net of R&W, exceeds unearned premium reserve.

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

Reconciliation of Net Expected Loss to be Paid and
Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of June 30, 2015
(in millions)
Net expected loss to be paid	$1,397
Less: net expected loss to be paid for FG VIEs and other	133
Total	1,264
Contra-paid, net	(83)
Salvage and subrogation recoverable, net of reinsurance	132
Loss and LAE reserve, net of reinsurance	(900)
Other recoveries	8
Net expected loss to be expensed (present value) (1)	$421
____________________

(1)	Excludes $82 million as of June 30, 2015, related to consolidated FG VIEs.

The following table provides a schedule of the expected timing of net expected losses to be expensed. The amount and timing of actual loss and LAE may differ from the estimates shown below due to factors such as refundings, accelerations, commutations, changes in expected lives and updates to loss estimates. This table excludes amounts related to FG VIEs, which are eliminated in consolidation.

Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of June 30, 2015
(in millions)
2015 (July 1 – September 30)	$12
2015 (October 1 – December 31)	12
Subtotal 2015	24
2016	40
2017	33
2018	30
2019	29
2020-2024	106
2025-2029	77
2030-2034	55
After 2034	27
Net expected loss to be expensed	421
Discount	494
Total expected future loss and LAE	$915

The following table presents the loss and LAE recorded in the consolidated statements of operations by sector for insurance contracts. Amounts presented are net of reinsurance.

Loss and LAE
Reported on the
Consolidated Statements of Operations

	Second Quarter		Six Months
	2015	2014	2015	2014
	(in millions)
Public Finance:
U.S. public finance	$196	$83	$209	$109
Non-U.S. public finance	1	(1)	6	0
Public finance	197	82	215	109
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	(1)	0	(1)	0
Alt-A first lien	(9)	10	(11)	17
Option ARM	0	(22)	(1)	(30)
Subprime	1	10	1	2
First lien	(9)	(2)	(12)	(11)
Second lien:
Closed-end second lien	(2)	(1)	(1)	(1)
HELOCs	2	(18)	11	(10)
Second lien	0	(19)	10	(11)
Total U.S. RMBS	(9)	(21)	(2)	(22)
Triple-X life insurance transactions	1	2	7	15
TruPS	0	0	(1)	(1)
Student loans	1	3	(5)	6
Other structured finance	0	(1)	(1)	(2)
Structured finance	(7)	(17)	(2)	(4)
Loss and LAE on insurance contracts before FG VIE consolidation	190	65	213	105
Effect of consolidating FG VIEs	(2)	(8)	(7)	(7)
Loss and LAE	$188	$57	$206	$98

The following table provides information on financial guaranty insurance contracts categorized as BIG.

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of June 30, 2015

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks(1)	266	(54)	76	(14)	126	(41)	468	—	468
Remaining weighted-average contract period (in years)	9.7	6.5	10.3	8.1	9.2	6.7	10.1	—	10.1
Outstanding exposure:
Principal	$12,125	$(1,621)	$3,696	$(307)	$3,147	$(136)	$16,904	$—	$16,904
Interest	6,019	(542)	2,005	(122)	1,039	(37)	8,362	—	8,362
Total(2)	$18,144	$(2,163)	$5,701	$(429)	$4,186	$(173)	$25,266	$—	$25,266
Expected cash outflows (inflows)	$561	$(28)	$1,012	$(79)	$1,659	$(49)	$3,076	$(339)	$2,737
Potential recoveries
Undiscounted R&W	17	(1)	(49)	1	(127)	6	(153)	9	(144)
Other(3)	(446)	14	(209)	6	(399)	19	(1,015)	180	(835)
Total potential recoveries	(429)	13	(258)	7	(526)	25	(1,168)	189	(979)
Subtotal	132	(15)	754	(72)	1,133	(24)	1,908	(150)	1,758
Discount	10	(1)	(190)	13	(365)	3	(530)	36	(494)
Present value of expected cash flows	$142	$(16)	$564	$(59)	$768	$(21)	$1,378	$(114)	$1,264
Deferred premium revenue	$631	$(59)	$144	$(4)	$296	$(19)	$989	$(107)	$882
Reserves (salvage)(4)	$7	$(8)	$459	$(54)	$433	$(8)	$829	$(69)	$760

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

Ratings Impact on Financial Guaranty Business

A downgrade of one of AGL’s insurance subsidiaries may result in increased claims under financial guaranties issued by the Company, if the insured obligors were unable to pay.

For example, AGM has issued financial guaranty insurance policies in respect of the obligations of municipal obligors under interest rate swaps. AGM insures periodic payments owed by the municipal obligors to the bank counterparties. In certain cases, AGM also insures termination payments that may be owed by the municipal obligors to the bank counterparties. If (i) AGM has been downgraded below the rating trigger set forth in a swap under which it has insured the termination payment, which rating trigger varies on a transaction by transaction basis; (ii) the municipal obligor has the right to cure by, but has failed in, posting collateral, replacing AGM or otherwise curing the downgrade of AGM; (iii) the transaction documents include as a condition that an event of default or termination event with respect to the municipal obligor has occurred, such as the rating of the municipal obligor being downgraded past a specified level, and such condition has been met; (iv) the bank counterparty has elected to terminate the swap; (v) a termination payment is payable by the municipal obligor; and (vi) the municipal obligor has failed to make the termination payment payable by it, then AGM would be required to pay the termination payment due by the municipal obligor, in an amount not to exceed the policy limit set forth in the financial guaranty insurance policy. At AGM's current financial strength ratings, if the conditions giving rise to the obligation of AGM to make a termination payment under the swap termination policies were all satisfied, then AGM could pay claims in an amount not exceeding approximately $132 million in respect of such termination payments. Taking into consideration whether the rating of the municipal obligor is below any applicable specified trigger, if the financial strength ratings of AGM were further downgraded below "A" by S&P or below "A2" by Moody's, and the conditions giving rise to the obligation of AGM to make a payment under the swap policies were all satisfied, then AGM could pay claims in an additional amount not exceeding approximately $355 million in respect of such termination payments.

As another example, with respect to variable rate demand obligations ("VRDOs") for which a bank has agreed to provide a liquidity facility, a downgrade of AGM or AGC may provide the bank with the right to give notice to bondholders that the bank will terminate the liquidity facility, causing the bondholders to tender their bonds to the bank. Bonds held by the bank accrue interest at a “bank bond rate” that is higher than the rate otherwise borne by the bond (typically the prime rate plus 2.00% — 3.00%, and capped at the lesser of 25% and the maximum legal limit). In the event the bank holds such bonds for longer than a specified period of time, usually 90-180 days, the bank has the right to demand accelerated repayment of bond principal, usually through payment of equal installments over a period of not less than five years. In the event that a municipal obligor is unable to pay interest accruing at the bank bond rate or to pay principal during the shortened amortization period, a claim could be submitted to AGM or AGC under its financial guaranty policy. As of June 30, 2015, AGM and AGC had insured approximately $5.9 billion net par of VRDOs, of which approximately $0.3 billion of net par constituted VRDOs issued by municipal obligors rated BBB- or lower pursuant to the Company’s internal rating. The specific terms relating to the rating levels that trigger the bank’s termination right, and whether it is triggered by a downgrade by one rating agency or a downgrade by all rating agencies then rating the insurer, vary depending on the transaction.

In addition, AGM may be required to pay claims in respect of AGMH’s former financial products business if Dexia SA and its affiliates, from which the Company had purchased AGMH and its subsidiaries, do not comply with their obligations following a downgrade of the financial strength rating of AGM. Most of the guaranteed investment contracts ("GICs") insured by AGM allow the GIC holder to terminate the GIC and withdraw the funds in the event of a downgrade of AGM below A3 or A-, with no right of the GIC issuer to avoid such withdrawal by posting collateral or otherwise enhancing its credit. Each GIC contract stipulates the thresholds below which the GIC issuer must post eligible collateral, along with the types of securities eligible for posting and the collateralization percentage applicable to each security type. These collateralization percentages range from 100% of the GIC balance for cash posted as collateral to, typically, 108% for asset-backed securities. If the entire aggregate accreted GIC balance of approximately $1.9 billion as of June 30, 2015 were terminated, the assets of the GIC issuers (which had an aggregate market value which exceed the liabilities by $0.9 billion) would be sufficient to fund the withdrawal of the GIC funds.

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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company may refine its methodologies and assumptions. During Six Months 2015, no changes were made to the Company’s valuation models that had or are expected to have, a material impact on the Company’s consolidated balance sheets or statements of operations and comprehensive income.

The Company’s methods for calculating fair value produce a fair value that may not be indicative of net realizable value or reflective of future fair values. The use of different methodologies or assumptions to determine fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

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

Annually, the Company reviews each pricing service’s procedures, controls and models used in the valuations of the Company’s investment portfolio, as well as the competency of the pricing service’s key personnel. In addition, on a quarterly basis, the Company holds a meeting of the internal valuation committee (comprised of individuals within the Company with market, valuation, accounting, and/or finance experience) that reviews and approves prices and assumptions used by the pricing services.

For Level 1 and 2 securities, the Company, on a quarterly basis, reviews internally developed analytic packages that highlight, at a CUSIP level, price changes from the previous quarter to the current quarter. Where unexpected price movements are noted for a specific CUSIP, the Company formally challenges the price provided, and reviews all key inputs utilized in the third party’s pricing model, and compares such information to management’s own market information.

For Level 3 securities, the Company, on a quarterly basis:

•	reviews methodologies, any model updates and inputs and compares such information to management’s own market information and, where applicable, the internal models,

•
reviews internally developed analytic packages that highlight, at a CUSIP level, price changes from the previous quarter to the current quarter, and evaluates, documents, and resolves any significant pricing differences with the assistance of the third party pricing source, and

•	compares prices received from different third party pricing sources, and evaluates, documents the rationale for, and resolves any significant pricing differences.

Prices determined based on models where at least one significant model assumption or input is unobservable, are considered to be Level 3 in the fair value hierarchy. As of June 30, 2015, the Company used models to price 31 fixed-maturity securities (which were purchased or obtained for loss mitigation or other risk management purposes), which was 5.7% or $655 million of the Company’s fixed-maturity securities and short-term investments at fair value. Certain Level 3 securities were priced with the assistance of an independent third-party. The pricing is based on a discounted cash flow approach using the third-party’s proprietary pricing models. The models use inputs such as projected prepayment speeds;  severity assumptions; recovery lag assumptions; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price depreciation/appreciation rates based on macroeconomic forecasts and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the bond including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs could materially change the expected timing of cash flows within these securities which is a significant factor in determining the fair value of the securities.

Other Invested Assets

As of June 30, 2015 and December 31, 2014, other invested assets include investments carried and measured at fair value on a recurring basis of $85 million and $95 million, respectively, and include primarily investments in the global property catastrophe risk market and investment in a fund that invests primarily in senior loans and bonds. Both of these investments were classified as Level 3. Other invested assets also include fixed-maturity securities classified as trading carried as Level 2.

Other Assets

Committed Capital Securities

The fair value of committed capital securities ("CCS"), which is recorded in other assets on the consolidated balance sheets, represents the difference between the present value of remaining expected put option premium payments under AGC’s CCS (the “AGC CCS”) and AGM’s Committed Preferred Trust Securities (the “AGM CPS”) agreements, and the estimated present value that the Company would hypothetically have to pay currently for a comparable security (see Note 16, Long Term Debt and Credit Facilities). The AGC CCS and AGM CPS are carried at fair value with changes in fair value recorded on the consolidated statement of operations. The estimated current cost of the Company’s CCS is based on several factors, including broker-dealer quotes for the outstanding securities, AGM and AGC CDS spreads, the U.S. dollar forward swap curve, London Interbank Offered Rate ("LIBOR") curve projections and the term the securities are estimated to remain outstanding.

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

The fair value of the Company’s credit derivative contracts represents the difference between the present value of remaining premiums the Company expects to receive or pay and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge or pay at the reporting date for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the CDS contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. Consistent with previous years, market conditions at June 30, 2015 were such that market prices of the Company’s CDS contracts were not available.

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

The rates used to discount future expected premium cash flows ranged from 0.29% to 3.00% at June 30, 2015 and 0.26% to 2.70% at December 31, 2014.

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

•	Actual collateral specific credit spreads (if up-to-date and reliable market-based spreads are available).

•	Deals priced or closed during a specific quarter within a specific asset class and specific rating. No transactions closed during the periods presented.

•	Credit spreads interpolated based upon market indices.

•	Credit spreads provided by the counterparty of the CDS.

•	Credit spreads extrapolated based upon transactions of similar asset classes, similar ratings, and similar time to maturity.

Information by Credit Spread Type (1)

	As of June 30, 2015	As of December 31, 2014
Based on actual collateral specific spreads	11%	9%
Based on market indices	77%	82%
Provided by the CDS counterparty	12%	9%
Total	100%	100%
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

The premium the Company receives is referred to as the “net spread.” The Company’s pricing model takes into account not only how credit spreads on risks that it assumes affect pricing, but also how the Company’s own credit spread affects the pricing of its deals. The Company’s own credit risk is factored into the determination of net spread based on the impact of changes in the quoted market price for credit protection bought on the Company, as reflected by quoted market prices on CDS referencing AGC or AGM. For credit spreads on the Company’s name the Company obtains the quoted price of CDS contracts traded on AGC and AGM from market data sources published by third parties. The cost to acquire CDS protection referencing AGC or AGM affects the amount of spread on CDS deals that the Company retains and, hence, their fair value. As the cost to acquire CDS protection referencing AGC or AGM increases, the amount of premium the Company retains on a deal generally decreases. As the cost to acquire CDS protection referencing AGC or AGM decreases, the amount of premium the Company retains on a deal generally increases. In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts. Given the current market conditions and the Company’s own credit spreads, approximately 17%, 20% and 21% based on number of deals, of the Company's CDS contracts are fair valued using this minimum premium as of June 30, 2015, March 31, 2015 and December 31, 2014, respectively. The percentage of deals that price using the minimum premiums fluctuates due to changes in AGM's and AGC's credit spreads. In general when AGM's and AGC's credit spreads narrow, the cost to hedge AGM's and AGC's name declines and more transactions price above previously established floor levels. Meanwhile, when AGM's and AGC's credit spreads widen, the cost to hedge AGM's and AGC's name increases causing more transactions to price at previously established floor levels. The Company corroborates the assumptions in its fair value model, including the portion of exposure to AGC and AGM hedged by its counterparties, with independent third parties each reporting period. The current level of AGC’s and AGM’s own credit spread has resulted in the bank or deal originator hedging a significant portion of its exposure to AGC and AGM. This reduces the amount of contractual cash flows AGC and AGM can capture as premium for selling its protection.

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

The primary weaknesses of the Company’s CDS modeling techniques are:

•	There is no exit market or actual exit transactions. Therefore the Company’s exit market is a hypothetical one based on the Company’s entry market.

•	There is a very limited market in which to validate the reasonableness of the fair values developed by the Company’s model.

•	At June 30, 2015 and December 31, 2014, the markets for the inputs to the model were highly illiquid, which impacts their reliability.

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

The FG VIEs issued securities collateralized by first lien and second lien RMBS as well as loans and receivables. The lowest level input that is significant to the fair value measurement of these assets and liabilities was a Level 3 input (i.e., unobservable), therefore management classified them as Level 3 in the fair value hierarchy. Prices are generally determined with the assistance of an independent third-party, based on a discounted cash flow approach. The models to price the FG VIEs’ liabilities used, where appropriate, inputs such as estimated prepayment speeds; market values of the assets that collateralize the securities; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); yields implied by market prices for similar securities; house price depreciation/appreciation rates based on macroeconomic forecasts and, for those liabilities insured by the Company, the benefit from the Company’s insurance policy guaranteeing the timely payment of principal and interest, taking into account the timing of the potential default and the Company’s own credit rating. The third-party also utilizes an internal model to determine an appropriate yield at which to discount the cash flows of the security, by factoring in collateral types, weighted-average lives, and other structural attributes specific to the security being priced. The expected yield is further calibrated by utilizing algorithms designed to aggregate market color, received by the third-party, on comparable bonds.

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

Not Carried at Fair Value

Financial Guaranty Insurance Contracts

For financial guaranty insurance contracts that are acquired in a business combination, the Company measures each contract at fair value on the date of acquisition, and then follows insurance accounting guidance on a recurring basis thereafter.  On a quarterly basis, the Company also discloses the fair value of its outstanding financial guaranty insurance contracts.  In both cases, fair value is  based on management’s estimate of what a similarly rated financial guaranty insurance company would demand to acquire the Company’s in-force book of financial guaranty insurance business. It is based on a variety of factors that may include pricing assumptions management has observed for portfolio transfers, commutations, and acquisitions that have occurred in the financial guaranty market, as well as prices observed in the credit derivative market with an adjustment for illiquidity so that the terms would be similar to a financial guaranty insurance contract, and includes adjustments to the carrying value of unearned premium reserve for stressed losses, ceding commissions and return on capital. The significant inputs were not readily observable. The Company accordingly classified this fair value measurement as Level 3.

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
As of June 30, 2015

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed-maturity securities
Obligations of state and political subdivisions	$5,986	$—	$5,979	$7
U.S. government and agencies	486	—	486	—
Corporate securities	1,442	—	1,365	77
Mortgage-backed securities:
RMBS	1,329	—	994	335
CMBS	601	—	601	—
Asset-backed securities	431	—	195	236
Foreign government securities	307	—	307	—
Total fixed-maturity securities	10,582	—	9,927	655
Short-term investments	834	535	299	—
Other invested assets (1)	90	—	7	83
Credit derivative assets	81	—	—	81
FG VIEs’ assets, at fair value (2)	1,596	—	—	1,596
Other assets	107	25	22	60
Total assets carried at fair value	$13,290	$560	$10,255	$2,475
Liabilities:
Credit derivative liabilities	$1,007	$—	$—	$1,007
FG VIEs’ liabilities with recourse, at fair value	1,361	—	—	1,361
FG VIEs’ liabilities without recourse, at fair value	171	—	—	171
Other liabilities	17	—	—	17
Total liabilities carried at fair value	$2,556	$—	$—	$2,556

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2014

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed-maturity securities
Obligations of state and political subdivisions	$5,795	$—	$5,757	$38
U.S. government and agencies	665	—	665	—
Corporate securities	1,368	—	1,289	79
Mortgage-backed securities:
RMBS	1,285	—	860	425
CMBS	659	—	659	—
Asset-backed securities	417	—	189	228
Foreign government securities	302	—	302	—
Total fixed-maturity securities	10,491	—	9,721	770
Short-term investments	767	359	408	—
Other invested assets (1)	100	0	17	83
Credit derivative assets	68	—	—	68
FG VIEs’ assets, at fair value (2)	1,398	—	—	1,398
Other assets	78	26	17	35
Total assets carried at fair value	$12,902	$385	$10,163	$2,354
Liabilities:
Credit derivative liabilities	$963	$—	$—	$963
FG VIEs’ liabilities with recourse, at fair value	1,277	—	—	1,277
FG VIEs’ liabilities without recourse, at fair value	142	—	—	142
Total liabilities carried at fair value	$2,382	$—	$—	$2,382
____________________

(1)	Includes Level 3 mortgage loans that are recorded at fair value on a non-recurring basis.

(2)	Excludes restricted cash.

Changes in Level 3 Fair Value Measurements

The table below presents a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during Second Quarter 2015 and 2014, and Six Months 2015 and 2014.

Fair Value Level 3 Rollforward
Recurring Basis
Second Quarter 2015

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		Other Invested Assets		FG VIEs’ Assets at Fair Value		Other Assets		Credit Derivative Asset (Liability), net(5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of March 31, 2015	$8		$79		$383		$226		$76		$1,495		$37		$(782)		$(1,278)		$(145)
Radian Asset Acquisition	—		—		4		—		2		122		—		(215)		(114)		(4)
Total pretax realized and unrealized gains/(losses) recorded in:(1)
Net income (loss)	0	(2)	(3)	(2)	8	(2)	3	(2)	0	(2)	19	(3)	23	(4)	90	(6)	(5)	(3)	(25)	(3)
Other comprehensive income (loss)	(1)		1		(9)		8		0		—		—		—		—		—
Purchases	—		—		1		—		—		—		—		—		—		—
Settlements	—		—		(51)		(1)		0		(40)		—		(19)		36		3
FG VIE consolidations	—		—		(1)		—		—		—		—		—		—		—
FG VIE deconsolidations	—		—		—		—		—		—		—		—		—		—
Fair value as of June 30, 2015	$7		$77		$335		$236		$78		$1,596		$60		$(926)		$(1,361)		$(171)
Change in unrealized gains/(losses) related to financial instruments held as of June 30, 2015	$0		$1		$(7)		$8		$0		$31		$23		$82		$(6)		$(14)

Fair Value Level 3 Rollforward
Recurring Basis
Second Quarter 2014

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset-Backed Securities		Other Invested Assets	FG VIEs’ Assets at Fair Value		Other Assets		Credit Derivative Asset (Liability), net(5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of March 31, 2014	$38		$138		$359		252		$48	$1,257		$37		$(1,923)		$(1,346)		$(101)
Total pretax realized and unrealized gains/(losses) recorded in:(1)
Net income (loss)	1	(2)	(7)	(2)	6	(2)	3	(2)	—	35	(3)	(6)	(4)	103	(6)	(25)	(3)	(27)	(3)
Other comprehensive income (loss)	0		(25)		0		0		1	—		—		—		—		—
Purchases	—		—		—		—		—	—		—		—		—		—
Settlements	(1)		—		(15)		(1)		0	(29)		—		(17)		30		—
FG VIE consolidations	—		—		—		—		—	46		—		—		(25)		(21)
FG VIE deconsolidations	—		—		—		—		—	(25)		—		—		—		25
Fair value as of June 30, 2014	$38		$106		$350		$254		$49	$1,284		$31		$(1,837)		$(1,366)		$(124)
Change in unrealized gains/(losses) related to financial instruments held as of June 30, 2014	$0		$(25)		$0		$0		$1	$40		$(6)		$88		$(24)		$4

Fair Value Level 3 Rollforward
Recurring Basis
Six Months 2015

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		Other Invested Assets		FG VIEs’ Assets at Fair Value		Other Assets		Credit Derivative Asset (Liability), net(5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2014	$38		$79		$425		$228		$78		$1,398		$35		$(895)		$(1,277)		$(142)
Radian Asset Acquisition	—		—		4		—		2		122		—		(215)		(114)		(4)
Total pretax realized and unrealized gains/(losses) recorded in:(1)
Net income (loss)	3	(2)	(1)	(2)	17	(2)	1	(2)	(4)	(2)	42	(3)	25	(4)	214	(6)	88	(3)	(30)	(3)
Other comprehensive income (loss)	(3)		(1)		(4)		9		2		—		—		—		—		—
Purchases	—		—		10		—		—		—		—		—		—		—
Settlements	(31)	(7)	—		(116)		(2)		0		(70)		—		(30)		73		5
FG VIE consolidations	—		—		(1)		—		—		104		—		—		(131)		—
FG VIE deconsolidations	—		—		—		—		—		—		—		—		—		—
Fair value as of June 30, 2015	$7		$77		$335		$236		$78		$1,596		$60		$(926)		$(1,361)		$(171)
Change in unrealized gains/(losses) related to financial instruments held as of June 30, 2015	$0		$(1)		$(1)		$9		$2		$65		$25		$186		$(12)		$(19)

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

In addition to the amounts shown in the tables above, the Company entered into a forward commitment to acquire a loss mitigation security and recorded its fair value loss of $17 million in "other liabilities" in the consolidated balance sheet as of June 30, 2015.

Level 3 Fair Value Disclosures

Quantitative Information About Level 3 Fair Value Inputs
At June 30, 2015

Financial Instrument Description (1)	Fair Value at June 30, 2015 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Assets:
Fixed-maturity securities:
Obligations of state and political subdivisions	$7	Rate of inflation	1.0%	-	3.0%	2.0%
		Cash flow receipts	0.5%	-	21.2%	13.1%
		Yield	4.6%
		Collateral recovery period	1 month	-	8.1 years	4.0 years

Corporate securities	77	Yield	18.7%

RMBS	335	CPR	0.3%	-	7.5%	2.9%
		CDR	2.2%	-	12.1%	5.2%
		Loss severity	57.0%	-	100.0%	75.4%
		Yield	4.6%	-	9.5%	6.0%
Asset-backed securities:
Investor owned utility	98	Cash flow receipts	100.0%
		Collateral recovery period	3.4 years
		Discount factor	7.0%

Triple-X life insurance transactions	138	Yield	7.3%

Other invested assets	83	Discount for lack of liquidity	20.0%
		Recovery on delinquent loans	40.0%
		Default rates	0.0%	-	5.0%	4.5%
		Loss severity	40.0%	-	75.0%	68.5%
		Prepayment speeds	8.0%	-	15.0%	12.3%
		Net asset value (per share)	$978	-	$1,162	$1,060

FG VIEs’ assets, at fair value	1,596	CPR	0.3%	-	11.5%	3.5%
		CDR	1.6%	-	18.5%	5.4%
		Loss severity	40.0%	-	100.0%	80.8%
		Yield	1.5%	-	16.6%	6.1%

Financial Instrument Description (1)	Fair Value at June 30, 2015 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Other assets	60	Quotes from third party pricing	$41	-	$46	$44
		Term (years)	5 years

Liabilities:
Credit derivative liabilities, net	(926)	Year 1 loss estimates	0.0%	-	100.0%	3.9%
		Hedge cost (in bps)	30.0	-	307.5	73.5
		Bank profit (in bps)	3.8	-	1,087.4	153.6
		Internal floor (in bps)	7.0	-	100.0	25.2
		Internal credit rating	AAA	-	CCC	AA

FG VIEs’ liabilities, at fair value	1,532	CPR	0.3%	-	11.5%	3.5%
		CDR	1.6%	-	18.5%	5.4%
		Loss severity	40.0%	-	100.0%	80.8%
		Yield	1.5%	-	16.6%	5.2%
___________________

(1)	Discounted cash flow is used as valuation technique for all financial instruments.

Quantitative Information About Level 3 Fair Value Inputs
At December 31, 2014

Financial Instrument Description (1)	Fair Value at December 31, 2014 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Assets:
Fixed-maturity securities:
Obligations of state and political subdivisions	$38	Rate of inflation	1.0%	-	3.0%	2.0%
		Cash flow receipts	0.5%	-	74.3%	63.0%
		Discount rates	4.6%	-	8.0%	7.3%
		Collateral recovery period	1 month	-	34 years	28 years

Corporate securities	79	Yield	17.8%

RMBS	425	CPR	0.3%	-	8.1%	3.3%
		CDR	2.7%	-	10.6%	5.3%
		Loss severity	52.6%	-	100.0%	75.2%
		Yield	4.7%	-	11.7%	6.4%
Asset-backed securities:
Investor owned utility	95	Cash flow receipts	100%
		Collateral recovery period	4 years
		Discount factor	7.0%

Triple-X life insurance transactions	133	Yield	7.3%

Other invested assets	83	Discount for lack of liquidity	20.0%
		Recovery on delinquent loans	40.0%
		Default rates	0.0%	-	7.0%	5.8%
		Loss severity	40.0%	-	75.0%	68.3%
		Prepayment speeds	5.0%	-	15.0%	12.3%
		Net asset value (per share)	$965	-	$1,159	$1,082

FG VIEs’ assets, at fair value	1,398	CPR	0.3%	-	11.0%	3.3%
		CDR	1.6%	-	11.8%	5.1%
		Loss severity	40.0%	-	100.0%	82.2%
		Yield	2.7%	-	17.7%	7.9%

Financial Instrument Description (1)	Fair Value at December 31, 2014 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Other assets	35	Quotes from third party pricing	$52	-	$61	$57
		Term (years)	5 years

Liabilities:
Credit derivative liabilities, net	(895)	Year 1 loss estimates	0.0%	-	93.0%	2.1%
		Hedge cost (in bps)	20.0	-	243.8	61.5
		Bank profit (in bps)	1.0	-	994.4	127.0
		Internal floor (in bps)	7.0	-	100.0	15.9
		Internal credit rating	AAA	-	CCC	AA+

FG VIEs’ liabilities, at fair value	(1,419)	CPR	0.3%	-	11.0%	3.3%
		CDR	1.6%	-	11.8%	5.1%
		Loss severity	40.0%	-	100.0%	82.2%
		Yield	2.7%	-	17.7%	5.8%
____________________

(1)	Discounted cash flow is used as valuation technique for all financial instruments.

The carrying amount and estimated fair value of the Company’s financial instruments are presented in the following table.

Fair Value of Financial Instruments

	As of June 30, 2015		As of December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets:
Fixed-maturity securities	$10,582	$10,582	$10,491	$10,491
Short-term investments	834	834	767	767
Other invested assets	180	182	108	110
Credit derivative assets	81	81	68	68
FG VIEs’ assets, at fair value	1,596	1,596	1,398	1,398
Other assets	219	219	184	184
Liabilities:
Financial guaranty insurance contracts(1)	4,247	8,275	3,823	6,205
Long-term debt	1,305	1,486	1,303	1,603
Credit derivative liabilities	1,007	1,007	963	963
FG VIEs’ liabilities with recourse, at fair value	1,361	1,361	1,277	1,277
FG VIEs’ liabilities without recourse, at fair value	171	171	142	142
Other liabilities	152	152	27	27
____________________

(1)	Carrying amount includes the assets and liabilities related to financial guaranty insurance contract premiums, losses, and salvage and subrogation and other recoverables net of reinsurance.

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

Credit Derivative Net Par Outstanding by Sector

The estimated remaining weighted average life of credit derivatives was 5.1 years at June 30, 2015 and 4.7 years at December 31, 2014. The components of the Company’s credit derivative net par outstanding are presented below.

Credit Derivatives
Subordination and Ratings

	As of June 30, 2015				As of December 31, 2014
Asset Type	Net Par Outstanding	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Rating	Net Par Outstanding	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Rating
	(dollars in millions)
Pooled corporate obligations:
Collateralized loan obligation/collateral bond obligations	$9,046	30.9%	37.5%	AAA	$11,688	32.0%	36.9%	AAA
Synthetic investment grade pooled corporate	7,118	21.7	19.3	AAA	7,640	22.6	20.6	AAA
TruPS CDOs	3,738	45.7	40.5	BBB+	3,119	45.3	35.8	BBB-
Market value CDOs of corporate obligations	1,113	17.0	15.1	AAA	1,174	19.1	20.7	AAA
Total pooled corporate obligations	21,015	29.7	30.7	AAA	23,621	30.1	30.7	AAA
U.S. RMBS:
Option ARM and Alt-A first lien	1,250	15.9	10.6	BB+	1,378	16.3	10.7	BB+
Subprime first lien	1,264	31.5	49.0	A	1,366	31.1	50.5	A
Prime first lien	199	10.9	0.0	BB	223	10.9	0.0	B
Closed-end second lien	18	—	—	CCC	19	—	—	CCC
Total U.S. RMBS	2,731	24.8	32.8	BBB	2,986	24.8	33.9	BBB
CMBS	1,745	29.9	40.0	AA	1,952	35.3	43.6	AAA
Other	6,818	—	—	A	6,437	—	—	A
Total(2)	$32,309			AA	$34,996			AA+
____________________

(1)	Represents the sum of subordinate tranches and over-collateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

(2)	The June 30, 2015 total amount includes $4.3 billion net par outstanding of credit derivatives acquired from Radian Asset.

Except for TruPS CDOs, the Company’s exposure to pooled corporate obligations is highly diversified in terms of obligors and industries. Most pooled corporate transactions are structured to limit exposure to any given obligor and industry. The majority of the Company’s pooled corporate exposure consists of CLO or synthetic pooled corporate obligations. Most of these CLOs have an average obligor size of less than 1% of the total transaction and typically restrict the maximum exposure to any one industry to approximately 10%. The Company’s exposure also benefits from embedded credit enhancement in the transactions which allows a transaction to sustain a certain level of losses in the underlying collateral, further insulating the Company from industry specific concentrations of credit risk on these deals.

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

The Company’s exposure to “Other” CDS contracts is also highly diversified. It includes $2.0 billion of exposure to one pooled infrastructure transaction comprising diversified pools of international infrastructure project transactions and loans to regulated utilities. These pools were all structured with underlying credit enhancement sufficient for the Company to attach at AAA levels at origination. The remaining $4.8 billion of exposure in “Other” CDS contracts comprises numerous deals across various asset classes, such as commercial receivables, international RMBS, infrastructure, regulated utilities and consumer receivables.

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	As of June 30, 2015		As of December 31, 2014
Ratings	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
AAA	$18,018	55.8%	$21,817	62.3%
AA	5,688	17.6	5,398	15.4
A	2,319	7.2	1,982	5.7
BBB	2,784	8.6	2,774	8.0
BIG(1)	3,500	10.8	3,025	8.6
Credit derivative net par outstanding	$32,309	100.0%	$34,996	100.0%
____________________

(1)	The June 30, 2015 BIG amount includes $933 million net par outstanding of credit derivatives acquired from Radian Asset.

Fair Value of Credit Derivatives

Net Change in Fair Value of Credit Derivatives Gain (Loss)

	Second Quarter		Six Months
	2015	2014	2015	2014
	(in millions)
Realized gains on credit derivatives (1)	$15	$21	$38	$41
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	(7)	(6)	(9)	(7)
Realized gains (losses) and other settlements on credit derivatives	8	15	29	34
Net change in unrealized gains (losses) on credit derivatives:
Pooled corporate obligations	7	64	24	6
U.S. RMBS	62	5	137	(135)
CMBS	4	2	4	2
Other	9	17	20	(15)
Net change in unrealized gains (losses) on credit derivatives	82	88	185	(142)
Net change in fair value of credit derivatives	$90	$103	$214	$(108)
____________________

(1)
Includes realized gain due to terminations of CDS contracts of $1.8 million and $0.5 million for Second Quarter 2015 and Second Quarter 2014, respectively, and $12.6 million and $0.7 million for Six Months 2015 and Six Months 2014, respectively. Net par of $0.5 billion and $0.2 billion were terminated in Second Quarter 2015 and Second Quarter 2014, respectively, and $0.6 billion and $1.3 billion for Six Months 2015 and Six Months 2014, respectively. CDS terminations in Six Months 2015 also included a payment received from the resolution of a dispute related to a termination of CDS in 2008.

     During Second Quarter 2015, unrealized fair value gains were generated primarily in the trust preferred, and U.S. RMBS prime first lien and Option ARM and subprime sectors, due to tighter implied net spreads. The tighter implied net spreads were primarily a result of the increased cost to buy protection in AGC’s and AGM’s name, particularly for the one year and five year CDS spread, as the market cost of AGC’s and AGM’s credit protection increased during the period. These transactions were pricing at or above their floor levels (or the minimum rate at which the Company would consider assuming these risks based on historical experience); therefore when the cost of purchasing CDS protection on AGC and AGM, which management refers to as the CDS spread on AGC and AGM, increased the implied spreads that the Company would expect to receive on these transactions decreased.

    During Six Months 2015, unrealized fair value gains were generated primarily in the trust preferred, and U.S. RMBS prime first lien and Option ARM and subprime sectors, due to tighter implied net spreads. The tighter implied net spreads were primarily a result of the increased cost to buy protection in AGC's and AGM's name, particularly for the one year and five year CDS spread, as the market cost of AGC's and AGM's credit protection increased during the period. These transactions were pricing at or above their floor levels; therefore, when the cost of purchasing CDS protection on AGC and AGM increased, the implied spreads that the Company would expect to receive on these transactions decreased. In addition, during Six Months 2015 there was a refinement in methodology to address an instance in a U.S. RMBS transaction where the Company now expects recoveries. This refinement resulted in approximately $49 million in fair value gains in Six Months 2015.

During Second Quarter 2014, unrealized fair value gains were generated primarily in the pooled corporate obligations and Other sectors due to tighter implied net spreads. The tighter implied net spreads were primarily a result of the increased cost to buy protection in AGC’s and AGM’s name, as the market cost of AGC's and AGM's credit protection increased during the period, with the change in the one year CDS spread having the largest impact. These transactions were pricing at or above their floor levels; therefore when the cost of purchasing CDS protection on AGC and AGM, increased the implied spreads that the Company would expect to receive on these transactions decreased.

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

Five-Year CDS Spread
on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of June 30, 2015	As of March 31, 2015	As of December 31, 2014	As of June 30, 2014	As of March 31, 2014	As of December 31, 2013
AGC	390	317	323	327	291	460
AGM	410	341	325	346	305	525

One-Year CDS Spread
on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of June 30, 2015	As of March 31, 2015	As of December 31, 2014	As of June 30, 2014	As of March 31, 2014	As of December 31, 2013
AGC	120	60	80	85	55	185
AGM	125	80	85	115	70	220

Fair Value of Credit Derivatives Assets (Liabilities)
and Effect of AGC and AGM
Credit Spreads

	As of June 30, 2015	As of December 31, 2014
	(in millions)
Fair value of credit derivatives before effect of AGC and AGM credit spreads	$(2,236)	$(2,029)
Plus: Effect of AGC and AGM credit spreads	1,310	1,134
Net fair value of credit derivatives (1)	$(926)	$(895)
____________________

(1)	June 30, 2015 amount includes $190 million of net fair value loss of credit derivatives acquired from Radian Asset.

The fair value of CDS contracts at June 30, 2015, before considering the implications of AGC’s and AGM’s credit spreads, is a direct result of continued wide credit spreads in the fixed income security markets and ratings downgrades. The asset classes that remain most affected are 2005-2007 vintages of prime first lien, Alt-A, Option ARM, subprime RMBS deals as well as TruPS and pooled corporate securities. Comparing June 30, 2015 with December 31, 2014, there was a widening of spreads primarily related to the Company's pooled corporate obligations. In addition the Company acquired Radian Asset Assurance’s CDS portfolio. This widening of spreads combined with the acquisition of Radian Asset, resulted in a liability of approximately $207 million, before taking into account AGC’s or AGM’s credit spreads.

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

Net Fair Value and Expected Losses
of Credit Derivatives by Sector

	Fair Value of Credit Derivative Asset (Liability), net		Expected Loss to be (Paid) Recovered (1)
Asset Type	As of June 30, 2015	As of December 31, 2014	As of June 30, 2015	As of December 31, 2014
	(in millions)
Pooled corporate obligations	$(205)	$(49)	$(71)	$(23)
U.S. RMBS	(357)	(494)	(53)	(73)
CMBS	(38)	0	(23)	—
Other	(326)	(352)	34	38
Total	$(926)	$(895)	$(113)	$(58)
____________________

(1)	Includes R&W benefit of $74 million as of June 30, 2015 and $86 million as of December 31, 2014.

Ratings Sensitivities of Credit Derivative Contracts

Within the Company's insured CDS portfolio, the transaction documentation for approximately $5.3 billion in CDS gross par insured as of June 30, 2015 requires AGC and AGRO to post eligible collateral to secure its obligations to make payments under such contracts. Eligible collateral is generally cash or U.S. government or agency securities; eligible collateral other than cash is valued at a discount to the face amount.

•
For approximately $5.1 billion of such contracts, AGC has negotiated caps such that the posting requirement cannot exceed a certain fixed amount, regardless of the mark-to-market valuation of the exposure or the financial strength ratings of AGC. For such contracts, AGC need not post on a cash basis more than $575 million, although the value of the collateral posted may exceed such fixed amount depending on the advance rate agreed with the counterparty for the particular type of collateral posted.

•
For the remaining approximately $238 million of such contracts, AGC or AGRO could be required from time to time to post additional collateral without such cap based on movements in the mark-to-market valuation of the underlying exposure.

As of June 30, 2015, the Company posted approximately $330 million to secure obligations under its CDS exposure, of which approximately $20 million related to such $238 million of notional. As of December 31, 2014, the Company posted approximately $376 million, of which approximately $25 million related to $242 million of notional where AGC or AGRO could be required to post additional collateral based on movements in the mark-to-market valuation of the underlying exposure.

Sensitivity to Changes in Credit Spread

The following table summarizes the estimated change in fair values on the net balance of the Company’s credit derivative positions assuming immediate parallel shifts in credit spreads on AGC and AGM and on the risks that they both assume.

Effect of Changes in Credit Spread
As of June 30, 2015

Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
100% widening in spreads	$(1,883)	$(957)
50% widening in spreads	(1,405)	(479)
25% widening in spreads	(1,167)	(241)
10% widening in spreads	(1,023)	(97)
Base Scenario	(926)	—
10% narrowing in spreads	(837)	89
25% narrowing in spreads	(703)	223
50% narrowing in spreads	(482)	444
 ____________________

(1)	Includes the effects of spreads on both the underlying asset classes and the Company’s own credit spread.

10.	Consolidated Variable Interest Entities

Consolidated FG VIEs

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

Number of FG VIEs Consolidated

	Six Months
	2015	2014

Beginning of the period, December 31	32	40
Radian Asset Acquisition	4	—
Consolidated (1)	1	1
Deconsolidated (1)	—	(8)
Matured	—	(2)
End of the period, June 30	37	31
____________________

(1)
Net loss on consolidation was $26 million in Six Months 2015, and net gain on deconsolidation was $120 million in Six Months 2014, and recorded in “fair value gains (losses) on FG VIEs” in the consolidated statement of operations.

The total unpaid principal balance for the FG VIEs’ assets that were over 90 days or more past due was approximately $216 million at June 30, 2015 and $183 million at December 31, 2014. The aggregate unpaid principal of the FG VIEs’ assets was approximately $924 million greater than the aggregate fair value at June 30, 2015, excluding the effect of R&W settlements. The aggregate unpaid principal of the FG VIEs’ assets was approximately $941 million greater than the aggregate fair value at December 31, 2014, excluding the effect of R&W settlements.

The change in the instrument-specific credit risk of the FG VIEs’ assets held as of June 30, 2015 that was recorded in the consolidated statements of operations for Second Quarter 2015 and Six Months 2015 were losses of $50 million and $32 million, respectively. The change in the instrument-specific credit risk of the FG VIEs’ assets held as of June 30, 2014 that was recorded in the consolidated statements of operations for Second Quarter 2014 and Six Months 2014 were gains of $30 million and $54 million, respectively. To calculate the instrument specific credit risk, the changes in the fair value of the FG VIE assets are allocated between those changes that are due to the instrument specific credit risk and those are due to other factors, including interest rates. The instrument specific credit risk amount is determined by using expected contractual cash flows versus current expected cash flows discounted at original contractual rate. The net present value is calculated by discounting the expected cash flows of the underlying security, excluding the Company’s financial guaranty insurance, at the relevant effective interest rate.

The unpaid principal for FG VIE liabilities with recourse was $2,096 million and $1,912 million as of June 30, 2015 and December 31, 2014, respectively. FG VIE liabilities with recourse will mature at various dates ranging from 2025 to 2046. The aggregate unpaid principal balance of the FG VIE liabilities with and without recourse was approximately $986 million greater than the aggregate fair value of the FG VIEs’ liabilities as of June 30, 2015. The aggregate unpaid principal balance was approximately $916 million greater than the aggregate fair value of the FG VIEs' liabilities as of December 31, 2014.

The table below shows the carrying value of the consolidated FG VIEs’ assets and liabilities in the consolidated financial statements, segregated by the types of assets that collateralize their respective debt obligations for FG VIE liabilities with recourse.

Consolidated FG VIEs
By Type of Collateral

	As of June 30, 2015 (1)		As of December 31, 2014
	Assets	Liabilities	Assets	Liabilities
	(in millions)
With recourse:
U.S. RMBS first lien	$743	$594	$632	$581
U.S. RMBS second lien	223	312	238	327
Other	455	455	369	369
Total with recourse	1,421	1,361	1,239	1,277
Without recourse	180	171	163	142
Total	$1,601	$1,532	$1,402	$1,419
____________________

(1)	The June 30, 2015 amounts include $119 million of FG VIE assets and $115 million of FG VIE liabilities acquired from Radian Asset.

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

Effect of Consolidating FG VIEs on Net Income,
Cash Flows From Operating Activities and Shareholders’ Equity

	Second Quarter		Six Months
	2015	2014	2015	2014
	(in millions)
Net earned premiums	$(5)	$(5)	$(10)	$(22)
Net investment income	(3)	(3)	(6)	(6)
Net realized investment gains (losses)	3	(5)	3	(5)
Fair value gains (losses) on FG VIEs	5	25	(2)	182
Bargain purchase gain	2	—	2	—
Other income (loss)	0	0	0	(2)
Loss and LAE	2	8	7	7
Effect on net income before tax	4	20	(6)	154
Less: tax provision (benefit)	1	7	(3)	54
Effect on net income (loss)	$3	$13	$(3)	$100

Effect on cash flows from operating activities	$15	$47	$33	$39

	As of June 30, 2015	As of December 31, 2014
	(in millions)
Effect on shareholders’ equity (decrease) increase	$(40)	$(44)

Fair value gains (losses) on FG VIEs represent the net change in fair value on the consolidated FG VIEs’ assets and liabilities. During Second Quarter 2015, the Company recorded a pre-tax net fair value gain on consolidated FG VIEs of $5 million. The primary driver of the gain was mark-to-market gains due to price appreciation on the FG VIE assets during the quarter resulting from improvements in the underlying collateral. During Six Months 2015, the Company recorded a pre-tax net fair value loss on consolidated FG VIEs of $2 million. The primary driver of the loss was a pre-tax loss of $26 million on the consolidation of one new FG VIE which was partially offset by net mark-to-market gains due to price appreciation on the FG VIE assets resulting from improvements in the underlying collateral.

During Second Quarter 2014, the Company recorded a pre-tax net fair value gain on consolidated FG VIEs of $25 million. The primary driver of this gain was price appreciation on the Company's FG VIE assets during the quarter resulting from improvements in the underlying collateral, as well as large principal paydowns made on the Company's FG VIEs. During Six Months 2014 the Company recorded a pre-tax net fair value gain of consolidated FG VIEs of $182 million. The primary driver of this gain, $120 million, was a result of the deconsolidation of seven VIEs in first quarter 2014. There was an additional gain of $37 million resulting from the Company exercising its option to accelerate two second lien RMBS VIEs. These two VIEs were treated as maturities during the period.

Other Consolidated VIEs

In certain instances where the Company consolidates a VIE that was established as part of a loss mitigation negotiation settlement agreement that results in the termination of the original insured financial guaranty insurance or credit derivative contract the Company classifies the assets and liabilities of those VIEs in the line items that most accurately reflect the nature of the items, as opposed to within the FG VIE assets and FG VIE liabilities.

Non-Consolidated VIEs

As of June 30, 2015 and December 31, 2014, the Company had financial guaranty contracts outstanding for approximately 935 and 930 VIEs, respectively, that it did not consolidate. To date, the Company’s analyses have indicated that it does not have a controlling financial interest in any other VIEs and, as a result, they are not consolidated in the consolidated financial statements. The Company’s exposure provided through its financial guaranties with respect to debt obligations of special purpose entities is included within net par outstanding in Note 4, Outstanding Exposure.

11.	Investments and Cash

Net Investment Income and Realized Gains (Losses)

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets. Accrued investment income was $99 million and $98 million as of June 30, 2015 and December 31, 2014, respectively.

Net Investment Income

	Second Quarter		Six Months
	2015	2014	2015	2014
	(in millions)
Income from fixed-maturity securities managed by third parties	$85	$81	$167	$161
Income from internally managed securities:
Fixed maturities	14	17	29	37
Other invested assets	1	0	7	5
Gross investment income	100	98	203	203
Investment expenses	(2)	(2)	(4)	(4)
Net investment income	$98	$96	$199	$199

Net Realized Investment Gains (Losses)

	Second Quarter		Six Months
	2015	2014	2015	2014
	(in millions)
Gross realized gains on available-for-sale securities	$8	$3	$32	$7
Gross realized gains on other assets in investment portfolio	2	2	3	7
Gross realized losses on available-for-sale securities	(6)	(1)	(7)	(3)
Gross realized losses on other assets in investment portfolio	(1)	0	(2)	0
Other-than-temporary impairment	(12)	(12)	(19)	(17)
Net realized investment gains (losses)	$(9)	$(8)	$7	$(6)

The following table presents the roll-forward of the credit losses of fixed-maturity securities for which the Company has recognized an other-than-temporary-impairment and where the portion of the fair value adjustment related to other factors was recognized in other comprehensive income ("OCI").

Roll Forward of Credit Losses
in the Investment Portfolio

	Second Quarter		Six Months
	2015	2014	2015	2014
	(in millions)
Balance, beginning of period	$106	$85	$124	$80
Additions for credit losses on securities for which an other-than-temporary-impairment was not previously recognized	0	9	0	10
Reductions for securities sold and other settlement during the period	(7)	(12)	(28)	(12)
Additions for credit losses on securities for which an other-than-temporary-impairment was previously recognized	5	2	8	6
Balance, end of period	$104	$84	$104	$84

Investment Portfolio

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of June 30, 2015

Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI(2) Gain (Loss) on Securities with Other-Than-Temporary Impairment	Weighted Average Credit Rating (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	52%	$5,736	$278	$(28)	$5,986	$2	AA
U.S. government and agencies	4	459	28	(1)	486	—	AA+
Corporate securities	13	1,415	42	(15)	1,442	(3)	A
Mortgage-backed securities(4):	0
RMBS	12	1,313	38	(22)	1,329	(1)	A+
CMBS	5	588	14	(1)	601	—	AAA
Asset-backed securities	4	416	15	0	431	10	BBB-
Foreign government securities	3	302	7	(2)	307	1	AA+
Total fixed-maturity securities	93	10,229	422	(69)	10,582	9	AA-
Short-term investments	7	834	0	0	834	—	AAA
Total investment portfolio	100%	$11,063	$422	$(69)	$11,416	$9	AA-

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of December 31, 2014

Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Gain (Loss) on Securities with Other-Than-Temporary Impairment	Weighted Average Credit Rating (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	50%	$5,416	$380	$(1)	$5,795	$7	AA
U.S. government and agencies	6	635	31	(1)	665	—	AA+
Corporate securities	12	1,320	53	(5)	1,368	(2)	A
Mortgage-backed securities(4):
RMBS	12	1,255	51	(21)	1,285	0	A-
CMBS	6	639	20	0	659	—	AAA
Asset-backed securities	4	411	9	(3)	417	3	BBB-
Foreign government securities	3	296	8	(2)	302	—	AA+
Total fixed-maturity securities	93	9,972	552	(33)	10,491	8	AA-
Short-term investments	7	767	0	0	767	0	AA+
Total investment portfolio	100%	$10,739	$552	$(33)	$11,258	$8	AA-
____________________

(1)	Based on amortized cost.

(2)	Accumulated OCI. See also Note 18, Shareholders' Equity.

(3)
Ratings in the tables above represent the lower of the Moody’s and S&P classifications except for bonds purchased for loss mitigation or risk management strategies, which use internal ratings classifications. The Company’s portfolio consists primarily of high-quality, liquid instruments.

(4)	Government-agency obligations were approximately 53% of mortgage backed securities as of June 30, 2015 and 44% as of December 31, 2014 based on fair value.

The Company’s investment portfolio in tax-exempt and taxable municipal securities includes issuances by a wide number of municipal authorities across the U.S. and its territories. Securities rated lower than A-/A3 by S&P or Moody’s are not eligible to be purchased for the Company’s portfolio unless acquired for loss mitigation or risk management strategies.

The majority of the investment portfolio is managed by five outside managers. The Company has established detailed guidelines regarding credit quality, exposure to a particular sector and exposure to a particular obligor within a sector.

The following tables summarize, for all securities in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of June 30, 2015

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$1,142	$(28)	$4	$0	$1,146	$(28)
U.S. government and agencies	95	(1)	12	0	107	(1)
Corporate securities	390	(11)	92	(4)	482	(15)
Mortgage-backed securities:
RMBS	457	(8)	79	(14)	536	(22)
CMBS	96	(1)	2	0	98	(1)
Asset-backed securities	7	0	—	—	7	0
Foreign government securities	98	(2)	—	—	98	(2)
Total	$2,285	$(51)	$189	$(18)	$2,474	$(69)
Number of securities (1)		527		26		550
Number of securities with other-than-temporary impairment		4		4		8

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2014

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$64	$0	$25	$(1)	$89	$(1)
U.S. government and agencies	139	0	68	(1)	207	(1)
Corporate securities	189	(3)	104	(2)	293	(5)
Mortgage-backed securities:
RMBS	205	(3)	159	(18)	364	(21)
CMBS	36	0	19	0	55	0
Asset-backed securities	56	(2)	18	(1)	74	(3)
Foreign government securities	108	(2)	0	0	108	(2)
Total	$797	$(10)	$393	$(23)	$1,190	$(33)
Number of securities (1)		125		82		198
Number of securities with other-than-temporary impairment		3		7		10
___________________

(1)
The number of securities does not add across because lots of the same securities have been purchased at different times and appear in both categories above (i.e. Less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

Of the securities in an unrealized loss position for 12 months or more as of June 30, 2015, two securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of June 30, 2015 was $12 million. The Company has determined that the unrealized losses recorded as of June 30, 2015 are yield related and not the result of other-than-temporary-impairment.

The amortized cost and estimated fair value of available-for-sale fixed maturity securities by contractual maturity as of June 30, 2015 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of June 30, 2015

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$217	$220
Due after one year through five years	1,660	1,717
Due after five years through 10 years	2,200	2,299
Due after 10 years	4,251	4,416
Mortgage-backed securities:
RMBS	1,313	1,329
CMBS	588	601
Total	$10,229	$10,582

The investment portfolio and miscellaneous other assets/liabilities contain securities and cash that are either held in trust for the benefit of third party reinsurers in accordance with statutory requirements, invested in guaranteed investment contract for future claims payments, placed on deposit to fulfill state licensing requirements, or otherwise restricted in the amount of $300 million and $236 million as of June 30, 2015 and December 31, 2014, respectively, based on fair value. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,541 million and $1,395 million as of June 30, 2015 and December 31, 2014, respectively, based on fair value.

The fair value of the Company’s pledged securities to secure its obligations under its CDS exposure totaled $330 million and $376 million as of June 30, 2015 and December 31, 2014, respectively.

No material investments of the Company were non-income producing for Six Months 2015 and Six Months 2014, respectively.

Internally Managed Portfolio

The investment portfolio tables shown above include both assets managed externally and internally. In the table below, more detailed information is provided for the component of the total investment portfolio that is internally managed (excluding short-term investments). The internally managed portfolio, as defined below, represents approximately 8% and 8% of the investment portfolio, on a fair value basis as of June 30, 2015 and December 31, 2014, respectively. The internally managed portfolio consists primarily of the Company's investments in securities for (i) loss mitigation purposes, (ii) other risk management purposes and (iii) where the Company believes a particular security presents an attractive investment opportunity.

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

Internally Managed Portfolio
Carrying Value

	As of June 30, 2015	As of December 31, 2014
	(in millions)
Assets purchased for loss mitigation and other risk management purposes:
Fixed-maturity securities, at fair value	746	835
Other invested assets	119	46
Other	97	79
Total	$962	$960

12.	Insurance Company Regulatory Requirements

Contingency Reserves

On July 15, 2013, AGM and its wholly-owned subsidiary AGE (together, the "AGM Group") and AGC, were notified that the New York State Department of Financial Services ("NYDFS") and the Maryland Insurance Administration (“MIA”) do not object to the AGM Group and AGC, respectively, reassuming contingency reserves in the amount of approximately $250 million, in the case of the AGM Group, and $267 million, in the case of AGC, that they had ceded to AG Re and electing to cease ceding future contingency reserves to AG Re. The insurance regulators permitted the AGM Group and AGC to reassume the contingency reserves in increments over three years. As of June 30, 2015, the AGM Group and AGC had reassumed an aggregate of $428 million. One more installment remains to be reassumed in the third quarter of 2015, subject to the prior approval of the NYDFS, in the case of the AGM Group, and the MIA and the NYDFS, in the case of AGC.

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

Dividend Restrictions and Capital Requirements

Under New York insurance law, AGM may only pay dividends out of "earned surplus", which is the portion of a company's surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to shareholders as dividends or transferred to stated capital or capital surplus, or applied to other purposes permitted by law, but does not include unrealized appreciation of assets. AGM may pay dividends without the prior approval of the New York Superintendent of Financial Services ("New York Superintendent") that, together with all dividends declared or distributed by it during the preceding 12 months, does not exceed the lesser of 10% of its policyholders' surplus (as of the last annual or quarterly statement filed with the New York Superintendent) or 100% of its adjusted net investment income during that period. The maximum amount available during 2015 for AGM to distribute as dividends without regulatory approval is estimated to be approximately $218 million, of which approximately $57 million is estimated to be available for distribution in the third quarter of 2015.

Under Maryland's insurance law, AGC may, with prior notice to the Maryland Insurance Commissioner, pay an ordinary dividend that, together with all dividends paid in the prior 12 months, does not exceed 10% of its policyholders' surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. The maximum amount available during 2015 for AGC to distribute as ordinary dividends will be approximately $90 million, of which approximately $16 million is available for distribution in the third quarter of 2015.

MAC is a New York domiciled insurance company subject to the same dividend limitations described above for AGM. The Company does not currently anticipate that MAC will distribute any dividends.

Any distribution (including repurchase of shares) of any share capital, contributed surplus or other statutory capital) that would reduce AG Re's total statutory capital by 15% or more of its total statutory capital as set out in its previous year's financial statements requires the prior approval of the Bermuda Monetary Authority ("Authority"). Separately, dividends are paid out of an insurer's statutory surplus and cannot exceed that surplus. Further, annual dividends cannot exceed 25% of total statutory capital and surplus as set out in its previous year's financial statements, which is $279 million, without AG Re certifying to the Authority that it will continue to meet required margins. Based on the foregoing limitations, in 2015 AG Re has the capacity to (i) make capital distributions in an aggregate amount up to $127 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to the limit of its outstanding statutory surplus, which is $271 million. Such dividend capacity is further limited by the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements. As of June 30, 2015, AG Re had unencumbered assets of approximately $566 million.

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

Dividends and Surplus Notes
By Insurance Company Subsidiaries

	Second Quarter		Six Months
	2015	2014	2015	2014
	(in millions)
Dividends paid by AGC to AGUS	$15	$15	$35	$15
Dividends paid by AGM to AGMH	40	45	106	45
Dividends paid by AG Re to AGL	35	20	85	82
Repayment of surplus note by AGM to AGMH	—	—	25	25

13.	Income Taxes

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

In November 2013, AGL became tax resident in the U.K. although it will remain a Bermuda-based company and its administrative and head office functions will continue to be carried on in Bermuda. As a company that is not incorporated in the U.K., AGL currently manages the affairs of AGL in such a way as to establish and maintain its status as a company that is tax resident in the U.K. As a U.K. tax resident company, AGL is required to file a corporation tax return with Her Majesty’s Revenue & Customs (“HMRC”).  AGL is subject to U.K. corporation tax in respect of its worldwide profits (both income and capital gains), subject to any applicable exemptions. AGL has also registered in the U.K. to report its Value Added Tax (“VAT”) liability. The current rate of VAT is 20%. Assured Guaranty expects that the dividends AGL receives from its direct subsidiaries will be exempt from U.K. corporation tax due to the exemption in section 931D of the U.K. Corporation Tax Act 2009.  In addition, any dividends paid by AGL to its shareholders should not be subject to any withholding tax in the U.K.  The U.K. government implemented a new tax regime for “controlled foreign companies” (“CFC regime”) effective January 1, 2013.  Assured Guaranty does not expect any profits of non-U.K. resident members of the group to be taxed under the CFC regime and has obtained a clearance from HMRC confirming this on the basis of current facts.

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

Effective Tax Rate Reconciliation

	Second Quarter		Six Months
	2015	2014	2015	2014
	(in millions)
Expected tax provision (benefit) at statutory rates in taxable jurisdictions	$143	$72	$220	$110
Tax-exempt interest	(13)	(14)	(27)	(28)
Gain on bargain purchase	(19)	—	(19)	—
Change in liability for uncertain tax positions	1	—	2	1
Other	0	1	1	3
Total provision (benefit) for income taxes	$112	$59	$177	$86
Effective tax rate	27.5%	27.2%	26.2%	30.0%

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

The following table presents pretax income and revenue by jurisdiction.

Pretax Income (Loss) by Tax Jurisdiction

	Second Quarter		Six Months
	2015	2014	2015	2014
	(in millions)
United States	$414	$209	$637	$322
Bermuda	5	18	55	(19)
U.K.	(10)	(9)	(17)	(16)
Total	$409	$218	$675	$287

Revenue by Tax Jurisdiction

	Second Quarter		Six Months
	2015	2014	2015	2014
	(in millions)
United States	$618	$293	$918	$488
Bermuda	78	61	151	62
U.K.	(1)	(1)	(5)	(2)
Total	$695	$353	$1,064	$548

Pretax income by jurisdiction may be disproportionate to revenue by jurisdiction to the extent that insurance losses incurred are disproportionate.

Valuation Allowance

As a part of Radian Asset Acquisition, the Company acquired $11 million of foreign tax credits (“FTC”) which will expire between 2018 and 2020. After reviewing positive and negative evidence, the Company came to the conclusion that it is more likely than not that the FTC credit will not be utilized, and therefore recorded a valuation allowance with respect to this tax attribute.

The Company came to the conclusion that it is more likely than not that the remaining net deferred tax asset will be fully realized after weighing all positive and negative evidence available as required under GAAP. The positive evidence that was considered included the cumulative operating income the Company has earned over the last three years, and the significant unearned premium income to be included in taxable income. The positive evidence outweighs any negative evidence that exists. As such, the Company believes that no valuation allowance is necessary in connection with this deferred tax asset. The Company will continue to analyze the need for a valuation allowance on a quarterly basis.

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
Uncertain Tax Positions

The Company's policy is to recognize interest and penalties related to uncertain tax positions in income tax expense and has accrued $0.6 million for Six Months 2015 and $1 million for 2014. As of June 30, 2015 and December 31, 2014, the Company has accrued $5.1 million and $4.5 million of interest, respectively.

The total amount of unrecognized tax benefits as of June 30, 2015 and December 31, 2014, that would affect the effective tax rate, if recognized, was $29.5 million and $28 million, respectively.

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

The downgrade of the financial strength ratings of AG Re or of AGC gives certain ceding companies the right to recapture business they had ceded to AG Re and AGC, which would lead to a reduction in the Company's unearned premium reserve and related earnings on such reserve. With respect to a significant portion of the Company's in-force financial guaranty assumed business, based on AG Re's and AGC's current ratings and subject to the terms of each reinsurance agreement, the third party ceding company may have the right to recapture business it had ceded to AG Re and/or AGC, and in connection therewith, to receive payment from AG Re or AGC of an amount equal to the statutory unearned premium (net of ceding commissions) and statutory loss reserves (if any) associated with that business, plus, in certain cases, an additional ceding commission. As of June 30, 2015, if each third party insurer ceding business to AG Re and/or AGC had a right to recapture such business, and chose to exercise such right, the aggregate amounts that AG Re and AGC could be required to pay to all such companies would be approximately $76 million and $40 million, respectively.

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

In Six Months 2015, the Company entered into a commutation agreement to reassume previously ceded U.S. public finance par. In Six Months 2014, the Company entered into commutation agreements to reassume previously ceded business consisting of approximately $856 million par of almost exclusively U.S. public finance and European (predominantly UK) utility and infrastructure exposures outstanding as of February 28, 2014. For such reassumptions, the Company received the statutory unearned premium outstanding as of the commutation dates plus, in one case, a commutation premium.

The following table presents the components of premiums and losses reported in the consolidated statement of operations and the contribution of the Company's Assumed and Ceded Businesses.

Effect of Reinsurance on Statement of Operations

	Second Quarter		Six Months
	2015	2014	2015	2014
	(in millions)
Premiums Written:
Direct	$23	$17	$52	$48
Assumed	(1)	0	2	(1)
Ceded	2	2	2	(22)
Net	$24	$19	$56	$25
Premiums Earned:
Direct	$224	$147	$372	$287
Assumed	12	9	22	20
Ceded	(17)	(20)	(33)	(39)
Net	$219	$136	$361	$268
Loss and LAE:
Direct	$186	$70	$212	$104
Assumed	19	9	12	15
Ceded	(17)	(22)	(18)	(21)
Net	$188	$57	$206	$98

Other Monoline Exposures

In addition to assumed and ceded reinsurance arrangements, the Company may also have exposure to some financial guaranty reinsurers (i.e., monolines) in other areas. Second-to-pay insured par outstanding represents transactions the Company has insured that were previously insured by other monolines. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary insurer. Another area of exposure is in the investment portfolio where the Company holds fixed-maturity securities that are wrapped by monolines and whose value may change based on the rating of the monoline. As of June 30, 2015, based on fair value, the Company had fixed-maturity securities in its investment portfolio consisting of $296 million insured by National Public Finance Guarantee Corporation ("NPFGC"), $240 million insured by Ambac Assurance Corporation ("Ambac") and $31 million insured by other guarantors.

Exposure by Reinsurer

	Ratings at		Par Outstanding (1)
	August 5, 2015		As of June 30, 2015
Reinsurer	Moody’s Reinsurer Rating	S&P Reinsurer Rating	Ceded Par Outstanding	Second-to- Pay Insured Par Outstanding	Assumed Par Outstanding
	(dollars in millions)
American Overseas Reinsurance Company Limited (f/k/a Ram Re)	WR (2)	WR	$6,006	$—	$30
Tokio Marine & Nichido Fire Insurance Co., Ltd.	Aa3 (3)	AA- (3)	4,768	—	—
Syncora Guarantee Inc.	WR	WR	3,671	1,612	160
Mitsui Sumitomo Insurance Co. Ltd.	A1	A+ (3)	1,927	—	—
ACA Financial Guaranty Corp.	NR (4)	WR	745	19	—
Ambac	WR	WR	117	4,725	12,320
Swiss Reinsurance Co.	Aa3	AA-	25	—	—
NPFGC (5)	A3	AA-	—	5,680	5,391
MBIA	(6)	(6)	—	2,704	469
Financial Guaranty Insurance Co.	WR	WR	—	1,797	690
Ambac Assurance Corp. Segregated Account	NR	NR	—	100	903
CIFG Assurance North America Inc.	WR	WR	—	102	3,914
Other	Various	Various	196	853	138
Total			$17,455	$17,592	$24,015
____________________

(1)	Includes par related to insured credit derivatives.

(2)    Represents “Withdrawn Rating.”

(3)    The Company benefits from trust arrangements that satisfy the triple-A credit requirement of S&P and/or Moody’s.

(4)    Represents “Not Rated.”

(5)	NPFGC is also rated AA+ by KBRA.

(6)	MBIA includes subsidiaries MBIA Insurance Corp. rated B by S&P and B2 by Moody's and MBIA U.K. Insurance Ltd. rated B by S&P and Ba2 by Moody’s.

Amounts Due (To) From Reinsurers
As of June 30, 2015

	Assumed Premium, net of Commissions	Ceded Premium, net of Commissions	Assumed Expected Loss and LAE	Ceded Expected Loss and LAE
	(in millions)
American Overseas Reinsurance Company Limited (f/k/a Ram Re)	$—	$(7)	$—	$15
Tokio Marine & Nichido Fire Insurance Co., Ltd.	—	(12)	—	51
Syncora Guarantee Inc.	—	(28)	—	8
Mitsui Sumitomo Insurance Co. Ltd.	—	(3)	—	19
Swiss Reinsurance Co.	—	(2)	—	—
Ambac	43	—	(17)	—
Ambac Assurance Corp. Segregated Account	11	—	(70)	—
CIFG Assurance North America Inc.	—	—	(20)	—
MBIA	5	—	(11)	—
NPFGC	6	—	(10)	—
Financial Guaranty Insurance Co.	4	—	(7)	—
Other	2	(3)	—	—
Total	$71	$(55)	$(135)	$93

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

15.	Commitments and Contingencies

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

In addition, in the ordinary course of their respective businesses, certain of the Company’s subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods. For example, as described in the "Recovery Litigation" section of Note 6, Expected Loss to be Paid, in December 2008, the Company filed a claim in the Supreme Court of the State of New York against an investment manager in a transaction it insured alleging breach of fiduciary duty, gross negligence and breach of contract; discovery on the matter is ongoing. In the past, AGC and AGM have filed complaints against certain sponsors and underwriters of RMBS securities that AGC or AGM had insured, alleging that such persons had breached representations and warranties in the transaction documents, failed to cure or repurchase defective loans and/or violated state securities laws. The amounts, if any, the Company will recover in proceedings to recover losses are uncertain, and recoveries, or failure to obtain recoveries, in any one or more of these proceedings during any quarter or year could be material to the Company’s results of operations in that particular quarter or year.

Litigation

Proceedings Relating to the Company’s Financial Guaranty Business

The Company receives subpoenas duces tecum and interrogatories from regulators from time to time.

On November 28, 2011, Lehman Brothers International (Europe) (in administration) (“LBIE”) sued AGFP, an affiliate of AGC which in the past had provided credit protection to counterparties under credit default swaps. AGC acts as the credit support provider of AGFP under these credit default swaps. LBIE’s complaint, which was filed in the Supreme Court of the State of New York, alleged that AGFP improperly terminated nine credit derivative transactions between LBIE and AGFP and improperly calculated the termination payment in connection with the termination of 28 other credit derivative transactions between LBIE and AGFP. Following defaults by LBIE, AGFP properly terminated the transactions in question in compliance with the requirements of the agreement between AGFP and LBIE, and calculated the termination payment. AGFP calculated that LBIE owes AGFP approximately $29 million in connection with the termination of the credit derivative transactions, whereas LBIE asserted in the complaint that AGFP owes LBIE a termination payment of approximately $1.4 billion. On February 3, 2012, AGFP filed a motion to dismiss certain of the counts in the complaint, and on March 15, 2013, the court granted AGFP's motion to dismiss the count relating to improper termination of the nine credit derivative transactions and denied AGFP's motion to dismiss the count relating to the remaining transactions. In their April 10, 2015 report to LBIE’s unsecured creditors, LBIE’s administrators disclosed that LBIE's valuation expert has calculated LBIE's damages in aggregate for the 28 transactions to range between a minimum of approximately $200 million and a maximum of approximately $500 million, depending on what adjustment, if any, is made for AGFP's credit risk and excluding any applicable interest. Discovery has been ongoing and motions for summary judgment are due in October 2015. Notwithstanding the range calculated by LBIE's valuation expert, the Company cannot reasonably estimate the possible loss, if any, that may arise from this lawsuit.

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

On May 28, 2014, Houston Casualty Company Europe, Seguros y Reseguros, S.A. (“HCCE”) notified Radian Asset that it was demanding arbitration against Radian Asset in connection with housing cooperative losses presented to Radian Asset by HCCE under several years of quota-share surety reinsurance contracts.  HCCE claims AGC, as successor to Radian Asset, is required to pay to it, as ceding company, among other amounts, its share of certain current and future housing cooperative losses, together with certain fees, expenses and costs relating thereto.  HCCE has presented approximately €15 million in claims to AGC through June 30, 2015 and is still in the process of settling additional similar claims. Based on the experience to date, AGC estimates HCCE may submit additional claims of approximately €3.1 million under the reinsurance contracts. AGC is disputing the claims and intends to assert its defenses in the arbitration. The reinsurance contracts provide for arbitration in Madrid and are governed by Spanish law. Arbitration proceedings may commence in 2015.

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

Governmental Investigations into Former Financial Products Business

AGMH and/or AGM have received subpoenas duces tecum and interrogatories or civil investigative demands from the Attorneys General of the States of Connecticut, Florida, Illinois, Massachusetts, Missouri, New York, Texas and West Virginia relating to their investigations of alleged bid rigging of municipal GICs. AGMH has been responding to such requests. AGMH may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators regarding their inquiries in the future. In addition, AGMH received a subpoena from the Antitrust Division of the Department of Justice in November 2006 issued in connection with an ongoing criminal investigation of bid rigging of awards of municipal GICs and other municipal derivatives. Pursuant to that subpoena, AGMH has furnished to the Department of Justice records and other information with respect to AGMH’s municipal GIC business. The ultimate loss that may arise from these investigations remains uncertain.

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

In 2008, AGMH and AGM also were named in five non-class action lawsuits originally filed in the California Superior Courts alleging violations of California law related to the municipal derivatives industry: (a) City of Los Angeles, California v. Bank of America, N.A.; (b) City of Stockton, California v. Bank of America, N.A.; (c) County of San Diego, California v. Bank of America, N.A.; (d) County of San Mateo, California v. Bank of America, N.A.; and (e) County of Contra Costa, California v. Bank of America, N.A. Amended complaints in these actions were filed in September 2009, adding a federal antitrust claim and naming AGM (but not AGMH) and AGUS, among other defendants. These cases have been transferred to the Southern District of New York and consolidated with MDL 1950 for pretrial proceedings. In late 2009, AGM and AGUS, among other defendants, were named in six additional non-class action cases filed in federal court, which also have been coordinated and consolidated for pretrial proceedings with MDL 1950; one has since been voluntarily dismissed with prejudice, leaving five: (f) City of Riverside, California v. Bank of America, N.A.; (g) Los Angeles World Airports v. Bank of America, N.A.; (h) Redevelopment Agency of the City of Stockton v. Bank of America, N.A.; (i) Sacramento Suburban Water District v. Bank of America, N.A.; and (j) County of Tulare, California v. Bank of America, N.A. The MDL 1950 court denied AGM and AGUS’s motions to dismiss these ten complaints in April 2010. Amended complaints were filed in May 2010. The complaints in these lawsuits generally seek or sought unspecified monetary damages, interest, attorneys’ fees, costs and other expenses. The Company cannot reasonably estimate the possible loss, if any, or range of loss that may arise from the remaining lawsuits.

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

16.	Long-Term Debt and Credit Facilities

The principal and carrying values of the Company’s long-term debt are presented in the table below.

Principal and Carrying Amounts of Debt

	As of June 30, 2015		As of December 31, 2014
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS:
7.0% Senior Notes	$200	$198	$200	$198
5.0% Senior Notes	500	499	500	499
Series A Enhanced Junior Subordinated Debentures	150	150	150	150
Total AGUS	850	847	850	847
AGMH:
67/8% QUIBS	100	69	100	68
6.25% Notes	230	140	230	139
5.60% Notes	100	55	100	55
Junior Subordinated Debentures	300	178	300	175
Total AGMH	730	442	730	437
AGM:
Notes Payable	14	16	16	19
Total AGM	14	16	16	19
Total	$1,594	$1,305	$1,596	$1,303

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $1.2 billion as of June 30, 2015. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. It is difficult to determine the probability that AGM will have to pay strip provider claims or the likely aggregate amount of such claims. At

June 30, 2015, approximately $1.4 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

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

The Company was in compliance with all financial covenants as of June 30, 2015.

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

As of June 30, 2015, no amounts were outstanding under this facility, nor have there been any borrowings during the life of this facility.

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

In addition, in 2012 AGUS borrowed $90 million from its affiliate Assured Guaranty Re Overseas Ltd. to fund the acquisition of MAC. That loan remained outstanding as of June 30, 2015.

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

In June 2003, $200 million of “AGM CPS”, money market preferred trust securities, were issued by trusts created for the primary purpose of issuing the AGM CPS, investing the proceeds in high-quality commercial paper and selling put options to AGM, allowing AGM to issue the trusts non-cumulative redeemable perpetual preferred stock (the “AGM Preferred Stock”) of AGM in exchange for cash. There are four trusts, each with an initial aggregate face amount of $50 million. These trusts hold auctions every 28 days, at which time investors submit bid orders to purchase AGM CPS. If AGM were to exercise a put option, the applicable trust would transfer the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, to AGM in exchange for AGM Preferred Stock. AGM pays a floating put premium to the trusts, which represents the difference between the commercial paper yield and the winning auction rate (plus all fees and expenses of the trust). If an auction does not attract sufficient clearing bids, however, the auction rate is subject to a maximum rate of one-month LIBOR plus 200 basis points for the next succeeding distribution period. Beginning in August 2007, the AGM CPS required the maximum rate for each of the relevant trusts. AGM continues to have the ability to exercise its put option and cause the related trusts to purchase AGM Preferred Stock. The trusts provide AGM access to new capital at its sole discretion through the exercise of the put options. As of June 30, 2015 the put option had not been exercised. The Company does not consider itself to be the primary beneficiary of the trusts. See Note 8, Fair Value Measurement, –Other Assets–Committed Capital Securities, for a fair value measurement discussion.

17.	Earnings Per Share

Computation of Earnings Per Share

	Second Quarter		Six Months
	2015	2014	2015	2014
	(in millions)
Basic earnings per share ("EPS"):
Net income (loss) attributable to AGL	$297	$159	$498	$201
Less: Distributed and undistributed income (loss) available to nonvested shareholders	0	0	0	0
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$297	$159	$498	$201
Basic shares	150.6	178.4	153.2	180.3
Basic EPS	$1.97	$0.89	$3.25	$1.12

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$297	$159	$498	$201
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	0	0	0	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$297	$159	$498	$201

Basic shares	150.6	178.4	153.2	180.3
Effect of dilutive securities:
Options and restricted stock awards	1.0	1.1	0.9	1.0
Diluted shares	151.6	179.5	154.1	181.3
Diluted EPS	$1.96	$0.89	$3.23	$1.11
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	0.1	1.5	0.4	1.5

18.	Shareholders' Equity

Other Comprehensive Income

The following tables present the changes in each component of AOCI and the effect of significant reclassifications out of AOCI on the respective line items in net income.

Changes in Accumulated Other Comprehensive Income by Component
Second Quarter 2015

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, March 31, 2015	$372	$5	$(15)	$8	$370
Other comprehensive income (loss) before reclassifications	(136)	(6)	6	—	(136)
Amounts reclassified from AOCI to:
Net realized investment gains (losses)	1	8	—	—	9
Interest expense	—	—	—	0	0
Total before tax	1	8	—	0	9
Tax (provision) benefit	(1)	(3)	—	0	(4)
Total amount reclassified from AOCI, net of tax	0	5	—	0	5
Net current period other comprehensive income (loss)	(136)	(1)	6	0	(131)
Balance, June 30, 2015	$236	$4	$(9)	$8	$239

Changes in Accumulated Other Comprehensive Income by Component
Second Quarter 2014

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, March 31, 2014	$271	$(13)	$(2)	$8	$264
Other comprehensive income (loss) before reclassifications	75	(17)	3	—	61
Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(2)	12	—	—	10
Interest expense	—	—	—	0	0
Total before tax	(2)	12	—	0	10
Tax (provision) benefit	1	(4)	—	0	(3)
Total amount reclassified from AOCI, net of tax	(1)	8	—	0	7
Net current period other comprehensive income (loss)	74	(9)	3	0	68
Balance, June 30, 2014	$345	$(22)	$1	$8	$332

Changes in Accumulated Other Comprehensive Income by Component
Six Months 2015

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2014	$367	$4	$(10)	$9	$370
Other comprehensive income (loss) before reclassifications	(118)	(8)	1	—	(125)
Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(19)	12	—	—	(7)
Interest expense	—	—	—	(1)	(1)
Total before tax	(19)	12	—	(1)	(8)
Tax (provision) benefit	6	(4)	—	0	2
Total amount reclassified from AOCI, net of tax	(13)	8	—	(1)	(6)
Net current period other comprehensive income (loss)	(131)	0	1	(1)	(131)
Balance, June 30, 2015	$236	$4	$(9)	$8	$239

Changes in Accumulated Other Comprehensive Income by Component
Six Months 2014

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2013	$178	$(24)	$(3)	$9	$160
Other comprehensive income (loss) before reclassifications	169	(9)	4	—	164
Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(4)	17	—	—	13
Interest expense	—	—	—	0	0
Total before tax	(4)	17	—	0	13
Tax (provision) benefit	2	(6)	—	(1)	(5)
Total amount reclassified from AOCI, net of tax	(2)	11	—	(1)	8
Net current period other comprehensive income (loss)	167	2	4	(1)	172
Balance, June 30, 2014	$345	$(22)	$1	$8	$332

Share Repurchase

The following table presents share repurchases by quarter since January 2013.

Share Repurchases

Period	Number of Shares Repurchased	Total Payments(in millions)	Average Price Paid Per Share
2013	12,512,759	$264	$21.12
2014 (January 1 - March 31)	1,350,443	35	25.92
2014 (April 1 - June 30)	7,051,842	177	25.14
2014 (July 1 - September 30)	9,623,309	226	23.47
2014 (October 1 - December 31)	6,388,187	152	23.83
Total 2014	24,413,781	590	24.17
2015 (January 1 - March 31)	5,860,291	152	25.87
2015 (April 1 - June 30)	4,737,388	133	28.13
Total 2015 (through June 30)	10,597,679	285	26.88
2015 (June 30 though August 5)	1,817,605	45	24.76
Total 2015	12,415,284	330	26.57
Cumulative repurchases since the beginning of 2013	49,341,824	$1,184	$24.00

As of August 5, 2015, approximately $280 million of capacity remains from the May 6, 2015 $400 million share repurchase authorization.

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

The following tables present the condensed consolidating financial information for AGUS and AGMH, 100%-owned subsidiaries of AGL, which have issued publicly traded debt securities (see Note 16, Long Term Debt and Credit Facilities). The information for AGL, AGUS and AGMH presents its subsidiaries on the equity method of accounting.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2015
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$145	$68	$26	$11,767	$(300)	$11,706
Investment in subsidiaries	5,637	5,271	3,962	356	(15,226)	—
Premiums receivable, net of commissions payable	—	—	—	844	(141)	703
Ceded unearned premium reserve	—	—	—	1,373	(1,091)	282
Deferred acquisition costs	—	—	—	186	(67)	119
Reinsurance recoverable on unpaid losses	—	—	—	412	(335)	77
Credit derivative assets	—	—	—	274	(193)	81
Deferred tax asset, net	—	48	—	523	(132)	439
Intercompany receivable	—	—	—	90	(90)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	1,601	—	1,601
Other	29	91	35	597	(281)	471
TOTAL ASSETS	$5,811	$5,478	$4,023	$18,023	$(17,856)	$15,479
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$5,606	$(1,217)	$4,389
Loss and LAE reserve	—	—	—	1,323	(327)	996
Long-term debt	—	847	442	16	—	1,305
Intercompany payable	—	90	—	300	(390)	—
Credit derivative liabilities	—	—	—	1,200	(193)	1,007
Deferred tax liabilities, net	—	—	92	—	(92)	—
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	1,532	—	1,532
Other	5	11	16	833	(421)	444
TOTAL LIABILITIES	5	948	550	10,810	(2,640)	9,673
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO ASSURED GUARANTY LTD.	5,806	4,530	3,473	6,857	(14,860)	5,806
Noncontrolling interest	—	—	—	356	(356)	—
TOTAL SHAREHOLDERS' EQUITY	5,806	4,530	3,473	7,213	(15,216)	5,806
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,811	$5,478	$4,023	$18,023	$(17,856)	$15,479

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2014
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$126	$204	$47	$11,382	$(300)	$11,459
Investment in subsidiaries	5,612	5,072	3,965	339	(14,988)	—
Premiums receivable, net of commissions payable	—	—	—	864	(135)	729
Ceded unearned premium reserve	—	—	—	1,469	(1,088)	381
Deferred acquisition costs	—	—	—	186	(65)	121
Reinsurance recoverable on unpaid losses	—	—	—	338	(260)	78
Credit derivative assets	—	—	—	277	(209)	68
Deferred tax asset, net	—	54	—	295	(89)	260
Intercompany receivable	—	—	—	90	(90)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	1,402	—	1,402
Other	27	77	27	538	(242)	427
TOTAL ASSETS	$5,765	$5,407	$4,039	$17,180	$(17,466)	$14,925
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$5,328	$(1,067)	$4,261
Loss and LAE reserve	—	—	—	1,066	(267)	799
Long-term debt	—	847	437	19	—	1,303
Intercompany payable	—	90	—	300	(390)	—
Credit derivative liabilities	—	—	—	1,172	(209)	963
Deferred tax liabilities, net	—	—	94	—	(94)	—
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	1,419	—	1,419
Other	7	9	16	764	(374)	422
TOTAL LIABILITIES	7	946	547	10,068	(2,401)	9,167
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO ASSURED GUARANTY LTD.	5,758	4,461	3,492	6,773	(14,726)	5,758
Noncontrolling interest	—	—	—	339	(339)	—
TOTAL SHAREHOLDERS’ EQUITY	5,758	4,461	3,492	7,112	(15,065)	5,758
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,765	$5,407	$4,039	$17,180	$(17,466)	$14,925

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2015
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$226	$(7)	$219
Net investment income	0	0	0	101	(3)	98
Net realized investment gains (losses)	0	0	1	(10)	0	(9)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	8	0	8
Net unrealized gains (losses)	—	—	—	108	(26)	82
Net change in fair value of credit derivatives	—	—	—	116	(26)	90
Bargain purchase gain and settlement of pre-existing relationships	—	—	—	54	160	214
Other	—	—	—	83	—	83
TOTAL REVENUES	0	0	1	570	124	695
EXPENSES
Loss and LAE	—	—	—	184	4	188
Amortization of deferred acquisition costs	—	—	—	8	(2)	6
Interest expense	—	13	14	3	(4)	26
Other operating expenses	9	1	0	57	(1)	66
TOTAL EXPENSES	9	14	14	252	(3)	286
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(9)	(14)	(13)	318	127	409
Total (provision) benefit for income taxes	—	4	4	(78)	(42)	(112)
Equity in net earnings of subsidiaries	306	305	122	11	(744)	—
NET INCOME (LOSS)	$297	$295	$113	$251	$(659)	$297
Less: noncontrolling interest	—	—	—	11	(11)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$297	$295	$113	$240	$(648)	$297

COMPREHENSIVE INCOME (LOSS)	$166	$210	$50	$122	$(382)	$166

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2014
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$135	$1	$136
Net investment income	0	0	0	98	(2)	96
Net realized investment gains (losses)	0	0	0	(8)	—	(8)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	15	0	15
Net unrealized gains (losses)	—	—	—	88	—	88
Net change in fair value of credit derivatives	—	—	—	103	0	103
Other	—	—	—	27	(1)	26
TOTAL REVENUES	0	0	0	355	(2)	353
EXPENSES
Loss and LAE	—	—	—	53	4	57
Amortization of deferred acquisition costs	—	—	—	5	(2)	3
Interest expense	—	7	14	3	(4)	20
Other operating expenses	8	1	0	46	—	55
TOTAL EXPENSES	8	8	14	107	(2)	135
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(8)	(8)	(14)	248	—	218
Total (provision) benefit for income taxes	—	3	4	(67)	1	(59)
Equity in net earnings of subsidiaries	167	152	120	8	(447)	—
NET INCOME (LOSS)	$159	$147	$110	$189	$(446)	$159
Less: noncontrolling interest	—	—	—	16	(16)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$159	$147	$110	$173	$(430)	$159

COMPREHENSIVE INCOME (LOSS)	$227	$191	$137	$302	$(630)	$227

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$366	$(5)	$361
Net investment income	0	0	0	205	(6)	199
Net realized investment gains (losses)	0	0	1	9	(3)	7
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	29	0	29
Net unrealized gains (losses)	—	—	—	211	(26)	185
Net change in fair value of credit derivatives	—	—	—	240	(26)	214
Bargain purchase gain and settlement of pre-existing relationships	—	—	—	54	160	214
Other	—	—	—	69	—	69
TOTAL REVENUES	0	0	1	943	120	1,064
EXPENSES
Loss and LAE	—	—	—	202	4	206
Amortization of deferred acquisition costs	—	—	—	14	(4)	10
Interest expense	—	26	27	7	(9)	51
Other operating expenses	17	1	0	105	(1)	122
TOTAL EXPENSES	17	27	27	328	(10)	389
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(17)	(27)	(26)	615	130	675
Total (provision) benefit for income taxes	—	9	9	(150)	(45)	(177)
Equity in net earnings of subsidiaries	515	468	214	20	(1,217)	—
NET INCOME (LOSS)	$498	$450	$197	$485	$(1,132)	$498
Less: noncontrolling interest	—	—	—	20	(20)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$498	$450	$197	$465	$(1,112)	$498

COMPREHENSIVE INCOME (LOSS)	$367	$344	$130	$355	$(829)	$367

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$266	$2	$268
Net investment income	0	0	0	203	(4)	199
Net realized investment gains (losses)	0	0	0	(4)	(2)	(6)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	34	0	34
Net unrealized gains (losses)	—	—	—	(142)	—	(142)
Net change in fair value of credit derivatives	—	—	—	(108)	0	(108)
Other	—	—	—	196	(1)	195
TOTAL REVENUES	0	0	0	553	(5)	548
EXPENSES
Loss and LAE	—	—	—	92	6	98
Amortization of deferred acquisition costs	—	—	—	11	(3)	8
Interest expense	—	14	27	8	(9)	40
Other operating expenses	16	1	0	99	(1)	115
TOTAL EXPENSES	16	15	27	210	(7)	261
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(16)	(15)	(27)	343	2	287
Total (provision) benefit for income taxes	—	5	9	(100)	—	(86)
Equity in net earnings of subsidiaries	217	239	289	16	(761)	—
NET INCOME (LOSS)	$201	$229	$271	$259	$(759)	$201
Less: noncontrolling interest	—	—	—	16	(16)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$201	$229	$271	$243	$(743)	$201

COMPREHENSIVE INCOME (LOSS)	$373	$356	$349	$560	$(1,265)	$373

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$343	$138	$83	$170	$(629)	$105
Cash flows from investing activities
Fixed-maturity securities:
Purchases	—	(67)	(6)	(1,099)	—	(1,172)
Sales	—	159	27	1,195	—	1,381
Maturities	—	6	—	405	—	411
Sales (purchases) of short-term investments, net	(19)	39	(1)	363	—	382
Net proceeds from financial guaranty variable entities’ assets	—	—	—	70	—	70
Intercompany debt	—	—	—	—	—	—
Investment in subsidiary	—	—	25	—	(25)	—
Acquisition of Radian Asset, net of cash acquired	—	—	—	(800)	—	(800)
Other	—	—	—	27	—	27
Net cash flows provided by (used in) investing activities	(19)	137	45	161	(25)	299
Cash flows from financing activities
Return of capital	—	—	—	(25)	25	—
Dividends paid	(37)	(275)	(128)	(226)	629	(37)
Repurchases of common stock	(285)	—	—	—	—	(285)
Share activity under option and incentive plans	(2)	—	—	—	—	(2)
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(78)	—	(78)
Payment of long-term debt	—	—	—	(2)	—	(2)
Intercompany debt	—	—	—	—	—	—
Net cash flows provided by (used in) financing activities	(324)	(275)	(128)	(331)	654	(404)
Effect of exchange rate changes	—	—	—	—	—	—
Increase (decrease) in cash	—	—	—	—	—	—
Cash at beginning of period	0	0	4	71	—	75
Cash at end of period	$0	$0	$4	$71	$—	$75

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$264	$68	$32	$275	$(417)	$222
Cash flows from investing activities
Fixed-maturity securities:
Purchases	—	(356)	(6)	(995)	—	(1,357)
Sales	—	126	7	311	—	444
Maturities	—	3	1	393	—	397
Sales (purchases) of short-term investments, net	(13)	(199)	6	155	—	(51)
Net proceeds from financial guaranty variable entities’ assets	—	—	—	315	—	315
Intercompany debt	—	—	—	—	—	—
Investment in subsidiary	—	—	25	—	(25)	—
Other	—	—	—	23	—	23
Net cash flows provided by (used in) investing activities	(13)	(426)	33	202	(25)	(229)
Cash flows from financing activities
Return of capital	—	—	—	(25)	25	—
Dividends paid	(40)	(200)	(65)	(152)	417	(40)
Repurchases of common stock	(212)	—	—	—	—	(212)
Share activity under option and incentive plans	1	—	—	—	—	1
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(311)	—	(311)
Net proceeds from issuance of long-term debt	—	496	—	—	—	496
Payment of long-term debt	—	—	—	(7)	—	(7)
Intercompany debt	—	—	—	—	—	—
Net cash flows provided by (used in) financing activities	(251)	296	(65)	(495)	442	(73)
Effect of exchange rate changes	—	—	—	2	—	2
Increase (decrease) in cash	—	(62)	—	(16)	—	(78)
Cash at beginning of period	0	67	0	117	—	184
Cash at end of period	$0	$5	$0	$101	$—	$106

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

•
the possibility that budget shortfalls or other factors will result in credit losses or impairments on obligations of state, territorial and local governments and their related authorities and public corporations that Assured Guaranty insures or reinsures;

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

Economic Environment

The overall economic environment in the United States ("U.S.") continued improving during the six-month period ended June 30, 2015 ("Six Months 2015"), despite a minor slowdown in growth during the first quarter. Gross domestic product rose at an annualized rate of 2.3% during the three-month period ended June 30, 2015 ("Second Quarter 2015"), after only slightly increasing, at an annualized rate of 0.6%, during the first quarter. Despite small increases in January and May, the unemployment rate continued its general downward trend, reaching 5.3% in June, its lowest monthly level since 2008. U.S. home prices, as measured by the Case-Shiller index, rose in the first several months of the year, continuing the long-term positive trend that emerged at the beginning of 2012; most recently, home prices have begun to stabilize. Based on these mostly positive economic indicators, as well as recent statements and meeting minutes released by the Federal Open Market Committee, the Company believes it is likely there will be an increase in the federal funds rate prior to year-end. During Six Months 2015, the interest rate for a widely followed industry index of 30-year municipal bonds rose by 42 basis points. Overall, the Company believes that U.S. prospects for additional economic recovery and higher interest rates were clouded by somewhat weak global economic performance and geopolitical risk, accompanied by strengthening of the dollar.
In Six Months 2015 as well as the prior calendar year, many municipalities continued taking steps to address their fiscal challenges. A 2014 survey of a sample of local government finance officers showed continued improvement in a majority of their cities’ fiscal health during the year. Industry sources report that aggregate state level revenues improved during both 2014 (despite a decline in the second quarter) and Six Months 2015. More generally, stock market gains may have relieved some pressure on underfunded pension plans, but any such gains could be reversed by a change in market conditions, and many state and local governments continue to have difficulty funding pension and other obligations owed to municipal workers. During the last several years, although municipal defaults were rare, a small number of municipalities sought, but did not always obtain, bankruptcy protection. In 2014 and Six Months 2015, fiscal pressure stemming from Puerto Rico’s weak economy led to multiple downgrades of the Commonwealth and its related debt to levels well below investment grade. Outside the U.S., the number of new infrastructure financings coming to market, including those appropriate for financial guarantees, remained limited. The European Central Bank continued its program of quantitative easing, which it believes is likely to reduce long-term interest rates and therefore stimulate growth. The wider impact of events in Greece, which recently appeared to narrowly avoid an exit from the euro currency, remains uncertain. In the United Kingdom, the pace of economic growth picked up in Second Quarter 2015, following a brief period of weaker expansion during the first quarter of 2015.

Financial Performance of Assured Guaranty

Financial Results

	Second Quarter		Six Months
	2015	2014	2015	2014
	(in millions)
Net income (loss)	$297	$159	$498	$201
Operating income(1)	278	101	418	233

Net income (loss) per diluted share	1.96	0.89	3.23	1.11
Operating income per share(1)	1.83	0.56	2.71	1.28
Diluted shares(2)	151.6	179.5	154.1	181.3

Present value of new business production (“PVP”)(1)	$26	$27	$62	$58
Gross par written	5,581	2,658	8,289	4,527

	As of June 30, 2015		As of December 31, 2014
	Amount	Per Share	Amount	Per Share
	(in millions, except per share amounts)
Shareholders' equity	$5,806	$39.16	$5,758	$36.37
Operating shareholders' equity(1)	6,011	40.55	5,933	37.48
Adjusted book value(1)	8,701	58.69	8,495	53.66
Common shares outstanding	148.3		158.3
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

Second Quarter 2015

There are several primary drivers of volatility in net income or loss that are not necessarily indicative of credit impairment or improvement, or ultimate economic gains or losses: changes in credit spreads of insured credit derivative obligations, changes in fair value of assets and liabilities of financial guaranty variable interest entities ("FG VIEs"), CCS and CPS, changes in the Company's own credit spreads, and changes in risk-free rates used to discount expected losses. Changes in credit spreads generally have the most significant effect on the fair value of credit derivatives and FG VIE assets and liabilities. In addition to these non-economic factors, other factors such as: changes in expected losses, the timing of refunding transactions and terminations, realized gains and losses on the investment portfolio (including other-than-temporary impairments), the effects of large settlements and transactions, acquisitions, and the effects of the Company's various loss mitigation strategies, among others, may also have a significant effect on reported net income or loss in a given reporting period.

Net income in Second Quarter 2015 increased to $297 million from $159 million in the three-month period ended June 30, 2014 ("Second Quarter 2014"). Non-GAAP operating income in Second Quarter 2015 was $278 million, compared with $101 million in Second Quarter 2014. The increases in both net income and operating income were due primarily to (i) bargain purchase gain and settlement of pre-existing relationships from the acquisition of Radian Asset Assurance Inc. (“Radian Asset Acquisition”), (ii) higher net earned premiums due to refundings and (iii) commutation gains. The Company also recorded higher loss expense in Second Quarter 2015. Second Quarter 2015 includes $12 million of non-recurring operating expenses related to the Radian Asset Acquisition.

Six Months 2015

Net income for Six Months 2015 increased to $498 million from $201 million in the six-month period ended June 30, 2014 ("Six Months 2014"). The increase in net income was due primarily to (i) fair value gains on credit derivatives in Six Months 2015 compared to fair value losses in Six Months 2014, (ii) bargain purchase gain and settlement of pre-existing relationships from the Radian Asset Acquisition, (iii) higher net earned premiums due to refundings and (iv) higher commutation gains. The Company also recorded fair value losses on FG VIEs and higher loss expense in Six Months 2015.

Non-GAAP operating income in Six Months 2015 was $418 million, compared with $233 million in Six Months 2014. The increase in operating income was due primarily to (i) the bargain purchase gain and settlement of pre-existing relationships from the Radian Asset Acquisition, (ii) higher net earned premiums due to refundings and (iii) higher commutation gains, partially offset by higher loss expense in Six Months 2015.

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
On the other hand, after a number of years in which the Company was essentially the only financial guarantor, there are now two other guarantors active in one of its markets; the persistently low interest rate environment continues to dampen demand for bond insurance; and market participants may no longer perceive the Company's ratings to be as stable as they did before the financial crisis.

U.S. Municipal Market Data
Based on Sale Date

	Six Months 2015		Six Months 2014		Year Ended December 31, 2014
	Par	Number of issues	Par	Number of issues	Par	Number of issues
	(dollars in billions, except number of issues)
New municipal bonds issued	$215.0	6,842	$143.2	4,914	$314.9	10,162
Total insured	14.4	1,084	7.3	629	18.5	1,403
Insured by AGC, AGM and MAC (1)	8.7	594	3.9	298	10.7	697
_________________

(1)	Assured Guaranty Corp. ("AGC"), Assured Guaranty Municipal Corp. ("AGM") and Municipal Assurance Corp. ("MAC").

Industry Penetration Rates
U.S. Municipal Market

	Six Months		Year Ended December 31,
	2015	2014	2014
Market penetration par	6.7%	5.1%	5.9%
Market penetration based on number of issues	15.8	12.8	13.8
% of single A par sold	23.1	18.2	19.7
% of single A transactions sold	53.1	46.4	49.3
% of under $25 million par sold	18.9	15.8	16.5
% of under $25 million transactions sold	17.9	14.3	15.4

Outside the U.S., the Company believes the United Kingdom ("U.K.") currently presents the most new business opportunities for financial guarantees of infrastructure financings, which have typically required such guarantees for capital market access. Assured Guaranty believes it is the only company in the private sector offering such financial guarantees outside the United States.

In general, the Company expects that structured finance opportunities will increase in the future as the global economy recovers, interest rates rise, more issuers return to the capital markets for financings and institutional investors again utilize financial guaranties. The Company considers its involvement in both structured finance and international infrastructure transactions to be beneficial because such transactions diversify both the Company's business opportunities and its risk profile beyond public finance.

New Business Production

	Second Quarter		Six Months
	2015	2014	2015	2014
	(in millions)
PVP (1):
Public Finance—U.S.	$25	$16	$38	$39
Public Finance—non-U.S.	—	—	—	7
Structured Finance—U.S.	1	6	19	7
Structured Finance—non-U.S.	—	5	5	5
Total PVP	$26	$27	$62	$58
Gross Par Written:
Public Finance—U.S.	$5,581	$2,453	$8,022	$4,190
Public Finance—non-U.S.	—	—	—	128
Structured Finance—U.S.	—	5	261	9
Structured Finance—non-U.S.	—	200	6	200
Total gross par written	$5,581	$2,658	$8,289	$4,527
____________________

(1)
PVP represents the present value of estimated future earnings primarily on new financial guaranty contracts written in the period, before consideration of cessions to reinsurers. PVP and Gross Par Written in the table above are based on close date. See “—Non-GAAP Financial Measures—PVP or Present Value of New Business Production.”

In the U.S. public finance sector, the Company's PVP, par written and number of issues insured increased in Second Quarter 2015 compared with Second Quarter 2014 due to increased market issuance, higher interest rates with intermittently wider credit spreads, and increased demand for bond insurance. During Second Quarter 2015, Assured Guaranty once again wrote the majority of insured par. The average rating of par written in Second Quarter 2015 was A-, consistent with Second Quarter 2014. In Six Months 2015, PVP was relatively flat with Six Months 2014 with a different mix of business between U.S and non-U.S.

Municipal market issuance was $111 billion in second quarter 2015, compared with $83 billion in second quarter 2014, representing a 34% increase, and industry-wide insured penetration (based on par) increased to 7.5%, compared with 5.5% in Second Quarter 2014. Municipal issuance in Six Months 2015 was also higher at $215 million compared with $143 million in Six Months 2014, a 50% increase. Industry penetration was 6.7% for the Six Months 2015, an increase from 5.1% in Six Months 2014.

Acquisition of Radian Asset Assurance Inc.

On April 1, 2015 (the "Acquisition Date"), AGC completed the acquisition of Radian Asset Assurance Inc. (“Radian Asset”) and merged Radian Asset with and into AGC, with AGC as the surviving company of the merger. The cash purchase price of $804.5 million paid by AGC to Radian Guaranty Inc. reflected certain adjustments, for corporate overhead and interest payment expenses, to the $810 million purchase price previously announced. AGC paid the purchase price out of available funds and from the proceeds of a $200 million note from its parent Assured Guaranty US Holdings Inc. ("AGUS"). On April 14, 2015, AGC repaid the $200 million note.

In connection with the acquisition, AGC acquired Radian Asset’s entire insured portfolio, which resulted in an increase in net par outstanding as of the Acquisition Date of approximately $13.6 billion, consisting of $9.4 billion public finance net par outstanding and $4.2 billion structured finance net par outstanding. The acquisition contributed $1.40 per share to net income in Second Quarter 2015, including the bargain purchase gain and settlement of pre-existing relationships and quarterly activity. Shareholders' equity per share benefited $1.04 per share as of the Acquisition Date. The acquisition contributed $1.55 per share to operating income in Second Quarter 2015, including the bargain purchase gain and settlement of pre-existing relationships and quarterly activity. Operating shareholders' equity per share benefited $1.26 per share and adjusted book value per share benefited $3.73 per share as of the Acquisition Date.

Commutations

In Second Quarter 2015, the Company entered into a commutation agreement in order to reassume a previously ceded book of business. For Six Months 2015, the commutation of ceded business resulted in gains of $33 million, which were recorded in other income.

Capital Management

In recent years, the Company has developed strategies to manage capital within the Assured Guaranty group more efficiently.

On May 6, 2015, in continuation of the Company's capital management strategy of repurchasing its common shares, AGL's Board of Directors approved the repurchase of an incremental $400 million of common shares. As of August 5, 2015, $280 million of total capacity remained, on a settlement basis, from all authorizations. In Second Quarter 2015, the Company repurchased a total of 4.7 million common shares for approximately $133 million at an average price of $28.13 per share. Year to date through August 5, 2015, including repurchases since June 30, 2015, the Company has repurchased a total of 12.4 million common shares for $330 million at an average price of $26.57 per share.

The Company expects the repurchases to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including free funds available at the parent company, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. It does not have an expiration date. See Note 18, Shareholders' Equity, of the Financial Statements, for additional information about the Company's repurchases of its common shares.

Summary of Share Repurchases

	Amount	Number of Shares	Average price per share
	(in millions, except per share data)
Second Quarter 2015	$133	4.7	$28.13
Six Months 2015	285	10.6	26.88
2014	590	24.4	24.17
2013	264	12.5	21.12
Cumulative as of June 30, 2015	$1,139	47.5	23.97

Accretive Effect of Cumulative Repurchases(1)

	Second Quarter		Six Months
	2015	2014	2015	2014	As of June 30, 2015	As of December 31, 2014
	(per share)
Net income	$0.42	$0.07	$0.63	$0.06
Operating income	0.38	0.04	0.52	0.07
Shareholders' equity					$3.65	$2.56
Operating shareholders' equity					3.99	2.78
Adjusted book value					8.39	5.84
_________________

(1)	Cumulative repurchases since the beginning of 2013.

In order to reduce leverage, and possibly rating agency capital charges, the Company has mutually agreed with beneficiaries to terminate selected financial guaranty insurance and credit derivative contracts. In particular, the Company has targeted investment grade securities for which claims are not expected but which carry a disproportionately large rating agency capital charge. The Company terminated $0.5 billion and $0.3 billion in net par in Second Quarter 2015 and Second Quarter 2014, respectively, and $0.7 billion and $1.8 billion in net par in Six Months 2015 and Six Months 2014, respectively, of financial guaranty and credit default swap ("CDS") contracts.

Loss Mitigation

In an effort to avoid or reduce potential losses in its insurance portfolios, the Company employs a number of strategies.

In the public finance area, the Company believes that its experience, the resources it is prepared to deploy and its authority to speak on behalf of a number of beneficial owners of debt, as well as its ability to provide bond insurance or other contributions as part of a solution, has resulted in more favorable outcomes in distressed public finance situations than would have been the case without its participation, as for example in Detroit, Michigan; Stockton, California; and Jefferson County, Alabama. Currently, the Company is an active participant in discussions with the Commonwealth of Puerto Rico and its advisors and has extended forbearance agreements through September 15, 2015 with respect to Puerto Rico Electric Power Authority ("PREPA"). PREPA and its creditors (including AGM and AGC) continue to negotiate the terms of a potential consensual recovery plan. Since the expiration of relevant confidentiality agreements on July 22, 2015, several competing proposals have been made public. There can be no assurance that the negotiations will result in agreement on an actual consensual recovery plan. PREPA, during the pendency of the forbearance agreements, has suspended deposits into the debt service fund.

In an effort to recover losses the Company experienced in its insured U.S. residential mortgage-backed securities ("RMBS") portfolio, the Company pursues providers of representations and warranties ("R&W") by enforcing R&W provisions in contracts, negotiating agreements with R&W providers relating to those provisions and, where appropriate, initiating litigation against R&W providers. The Company's loss mitigation efforts on its U.S. RMBS exposure over the past several years have resulted in R&W providers paying, or agreeing to pay, or terminating insurance protection on future projected losses of, approximately $4.2 billion (gross of reinsurance) in respect of their R&W liabilities for transactions in which the Company has provided insurance. See Note 6, Expected Loss to be Paid, of the Financial Statements, for a discussion of the R&W settlements the Company has entered into and the litigation proceedings the Company has initiated against R&W providers and other parties.

    In addition, the Company has been focused on improving the quality of servicing of the mortgage loans underlying its insured RMBS transactions. As of June 30, 2015, the Company's net insured par of the transactions subject to a servicing transfer was $2.0 billion and the total net insured par of the transactions subject to a special servicing arrangement was $2.8 billion. Some transactions benefit from both arrangements, so these amounts are not additive.

The Company is also continuing to purchase attractively priced obligations, including below-investment-grade ("BIG") obligations, that it has insured and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses ("loss mitigation securities"). These purchases resulted in a reduction of net expected loss to be paid of $525 million as of June 30, 2015. The fair value of assets purchased for loss mitigation purposes in our investment portfolio as of June 30, 2015 (excluding the value of the Company's insurance) was $553 million, with a par of $1,191 million (including bonds related to FG VIEs of $82 million in fair value and $360 million in par).

Results of Operations

Estimates and Assumptions

The Company’s consolidated financial statements include amounts that are determined using estimates and assumptions. The actual amounts realized could ultimately be materially different from the amounts currently provided for in the Company’s consolidated financial statements. Management believes the most significant items requiring inherently subjective and complex estimates are expected losses, fair value estimates, other-than-temporary impairment, deferred income taxes, and premium revenue recognition. The following discussion of the results of operations includes information regarding the estimates and assumptions used for these items and should be read in conjunction with the notes to the Company’s consolidated financial statements.

An understanding of the Company’s accounting policies is of critical importance to understanding its consolidated financial statements. See Part II, Item 8. “Financial Statements and Supplementary Data” of the Company's Annual Report on Form 10-K for a discussion of significant accounting policies and fair value methodologies.

The Company carries a portion of its assets and liabilities at fair value, the majority of which are measured at fair value on a recurring basis. Level 3 assets, consisting primarily of financial guaranty variable interest entities’ assets, credit derivative assets, and investments, represented approximately 19% and 18% of total assets measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, respectively. All of the Company's liabilities that are measured at fair value are Level 3. See Note 8, Fair Value Measurement, of the Financial Statements for additional information about assets and liabilities classified as Level 3.

Consolidated Results of Operations

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Revenues:
Net earned premiums	$219	$136	$361	$268
Net investment income	98	96	199	199
Net realized investment gains (losses)	(9)	(8)	7	(6)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	8	15	29	34
Net unrealized gains (losses)	82	88	185	(142)
Net change in fair value of credit derivatives	90	103	214	(108)
Fair value gains (losses) on committed capital securities ("CCS")	23	(6)	25	(15)
Fair value gains (losses) on FG VIEs	5	25	(2)	182
Bargain purchase gain and settlement of pre-existing relationships	214	—	214	—
Other income (loss)	55	7	46	28
Total revenues	695	353	1,064	548
Expenses:
Loss and loss adjustment expenses	188	57	206	98
Amortization of deferred acquisition costs	6	3	10	8
Interest expense	26	20	51	40
Other operating expenses	66	55	122	115
Total expenses	286	135	389	261
Income (loss) before provision for income taxes	409	218	675	287
Provision (benefit) for income taxes	112	59	177	86
Net income (loss)	$297	$159	$498	$201

Net Earned Premiums

Net earned premiums increased in Second Quarter 2015 and Six Months 2015 compared with Second Quarter 2014 and Six Months 2014 due primarily to higher accelerations, and the addition of the Radian Asset book of business, offset by the scheduled decline in structured finance par outstanding. At June 30, 2015, $4.0 billion of net deferred premium revenue remained to be earned over the life of the insurance contracts. The Radian Asset Acquisition increased deferred premium revenue by $549 million. Scheduled net earned premiums are expected to decrease each year unless replaced by a higher amount of new business, reassumptions of previously ceded business or books of business acquired in a business combination. See Note 5, Financial Guaranty Insurance Premiums, of the Financial Statements, for additional information.

Net Earned Premiums

	Second Quarter		Six Months
	2015	2014	2015	2014
	(in millions)
Financial guaranty:
Public finance
Scheduled net earned premiums and accretion	$89	$72	$155	$144
Accelerations(1)	96	24	136	43
Total public finance	185	96	291	187
Structured finance(2)
Scheduled net earned premiums and accretion	34	39	68	80
Accelerations(1)	—	0	1	0
Total structured finance	34	39	69	80
Other	0	1	1	1
Total net earned premiums	$219	$136	$361	$268
____________________

(1)	Reflects the unscheduled refunding of an insured obligation or the termination of the insurance on an insured obligation.

(2)	Excludes $5 million and $5 million for Second Quarter 2015 and 2014 respectively, and $10 million and $22 million for Six Months 2015 and 2014, respectively related to consolidated FG VIEs.

Net Investment Income

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets.

Net Investment Income (1)

	Second Quarter		Six Months
	2015	2014	2015	2014
	(in millions)
Income from fixed-maturity securities managed by third parties	$85	$81	$167	$161
Income from internally managed securities:
Fixed maturities	14	17	29	37
Other invested assets	1	0	7	5
Gross investment income	100	98	203	203
Investment expenses	(2)	(2)	(4)	(4)
Net investment income	$98	$96	$199	$199
____________________

(1)	Net investment income excludes $3 million for Second Quarter 2015 and 2014, and $6 million for Six Months 2015 and 2014, respectively, related to consolidated FG VIEs.

Net investment income increased as additional income from Radian Asset's investment portfolio was partially offset by lower income on certain other risk management assets. The overall pre-tax book yield was 3.55% as of June 30, 2015 and 3.52% as of June 30, 2014, respectively. Excluding the internally managed portfolio, pre-tax book yield was 3.38% as of June 30, 2015 compared with 3.26% as of June 30, 2014.

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses). See Note 11, Investments and Cash, of the Financial Statements.

Net Realized Investment Gains (Losses)

	Second Quarter		Six Months
	2015	2014	2015	2014
	(in millions)
Gross realized gains on investment portfolio	$10	$5	$35	$14
Gross realized losses on investment portfolio	(7)	(1)	(9)	(3)
Other-than-temporary impairment	(12)	(12)	(19)	(17)
Net realized investment gains (losses) (1)	$(9)	$(8)	$7	$(6)
____________________

(1)	Excludes realized gains (losses) related to consolidated FG VIEs which were $1 million for Second Quarter 2015 and Six Months 2015, and $5 million for Second Quarter 2014 and Six Months 2014.

Gross realized gains for Six Months 2015 on the investment portfolio were due primarily to sales of securities in order to fund the purchase of Radian Asset by AGC. Other-than-temporary-impairments for Second Quarter 2015 and 2014, and for Six Months 2015 and 2014 were primarily attributable to securities purchased for loss mitigation purposes.

Bargain Purchase Gain and Settlement of Pre-existing Relationships

On April 1, 2015, AGC completed the acquisition of Radian Asset Assurance Inc. and merged Radian Asset with and into AGC, with AGC as the surviving company of the merger. In connection with the acquisition, in Second Quarter 2015 and

Six Months 2015 the Company recognized $55 million in a bargain purchase gain and $159 million in settlement of pre-existing relationship.

The excess of the fair value of net assets acquired over the consideration transferred was recorded as a bargain purchase gain in "bargain purchase gain and settlement of pre-existing relationships" in net income. In addition, the Company and Radian Asset had pre-existing reinsurance relationships, which were also effectively settled at fair value on the Acquisition Date. The gain on settlement of these relationships represents the net effect of eliminating the historical assumed and ceded balances that were recorded by AGM, AGC and AGE as well as the effect of eliminating the fair value of ceded and assumed balances acquired from Radian. The bargain purchase resulted from the desire of Radian Group Inc. to focus its business strategy on the mortgage and real estate markets and to monetize its investment in Radian Asset and thereby accelerate its ability to comply with the financial requirements of the final Private Mortgage Insurer Eligibility Requirements. See Note 2, Acquisition of Radian Asset Assurance Inc., of the Financial Statements for additional information.

Other Income (Loss)

Other income (loss) is comprised of recurring items such as foreign exchange remeasurement gains and losses, ancillary fees on financial guaranty policies such as commitment, consent and processing fees, as well as other revenue items on financial guaranty insurance and reinsurance contracts such as commutation gains on re-assumptions of previously ceded business and non-recurring items.
                     Other Income (Loss)

	Second Quarter		Six Months
	2015	2014	2015	2014
	(in millions)
Foreign exchange gain (loss) on remeasurement of premium receivable and loss reserves	$13	$5	$0	$6
Commutation gains	33	0	33	19
Other	9	2	13	3
Total other income (loss)	$55	$7	$46	$28

In Six Months 2015 and in Six Months 2014, the Company entered into commutation agreements in order to reassume ceded books of business from certain of its reinsurers.

Losses in the Insured Portfolio

The insured portfolio includes policies accounted for under three separate accounting models depending on the characteristics of the contract and the Company’s control rights. Please refer to Note 6, Expected Loss to be Paid, of the Financial Statements, for a discussion of the assumptions and methodologies used in calculating the expected loss to be paid for all contracts. For a discussion of the measurement and recognition accounting policies under GAAP for each type of contract, see the following in Item 8, Financial Statements and Supplementary Data of the Company's Annual Report on Form 10-K:

•Notes 5, 6 and 7 for financial guaranty insurance,
•Note 8 for fair value methodologies for credit derivatives and FG VIE assets and liabilities,
•Note 9 for credit derivatives, and
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

Net expected loss to be paid consists primarily of the present value of future: expected claim payments, expected recoveries from excess spread and other collateral in the transaction structures, cessions to reinsurers, and expected recoveries for breaches of R&W and the effects of other loss mitigation strategies. Current risk free rates are used to discount expected losses at the end of each reporting period and therefore changes in such rates from period to period affect the expected loss estimates reported. The effect of changes in discount rates are included in net economic loss development, however, economic loss development attributable to changes in discount rates is not indicative of credit impairment or improvement. Assumptions used in the determination of the net expected loss to be paid such as delinquency, severity, and discount rates and expected timeframes to recovery in the mortgage market were consistent by sector regardless of the accounting model used. The primary drivers of economic loss development are discussed below.

The primary differences between net economic loss development and loss and loss adjustment expenses ("LAE") reported under GAAP are that GAAP (1) considers deferred premium revenue in the calculation of loss reserves and loss expense for financial guaranty insurance contracts, (2) eliminates losses related to FG VIEs and (3) does not include estimated losses on credit derivatives. Loss expense reported in operating income includes losses on credit derivatives and does not eliminate losses on FG VIEs. For financial guaranty insurance contracts, a loss is generally recorded only when expected losses exceed deferred premium revenue. Therefore, the timing of loss recognition in income does not necessarily coincide with the timing of the actual credit impairment or improvement reported in net economic loss development. Transactions acquired in a business combination generally have the largest deferred premium revenue balances because of the purchase accounting adjustments made at acquisition. Therefore the largest differences between net economic loss development and loss expense relate to these policies. See "–Losses Incurred" below.

Economic Loss Development (Benefit) (1)

	Second Quarter		Six Months
	2015	2014	2015	2014
	(in millions)
Public finance	$224	$77	$230	$100
Structured finance
U.S. RMBS before benefit for recoveries for breaches of R&W	(28)	(40)	(75)	(2)
Net benefit for recoveries for breaches of R&W	(4)	(19)	47	(67)
U.S. RMBS after benefit for recoveries for breaches of R&W	(32)	(59)	(28)	(69)
Other structured finance	0	5	(13)	4
Structured finance	(32)	(54)	(41)	(65)
Total	$192	$23	$189	$35
____________________

(1)
Economic loss development includes the effects of changes in assumptions based on observed market trends, changes in discount rates, accretion of discount and the economic effects of loss mitigation efforts.

Net Expected Loss to be Paid

	As of June 30, 2015	As of December 31, 2014
	(in millions)
Public finance	$657	$348
Structured finance
U.S. RMBS before benefit for recoveries for breaches of R&W	749	901
Net benefit for recoveries for breaches of R&W	(225)	(317)
U.S. RMBS after benefit for recoveries for breaches of R&W	524	584
Other structured finance	329	237
Structured finance	853	821
Total	$1,510	$1,169

Second Quarter 2015 Net Economic Loss Development

Total economic loss development was $192 million in Second Quarter 2015, due primarily to increases in loss estimates on Puerto Rico exposures, offset in part by a benefit of $47 million attributable to the increase in risk-free rates used to discount expected losses. The risk-free rates used to discount expected losses ranged from 0.0% to 3.37% as of June 30, 2015 and 0.0% to 2.95% as of December 31, 2014. In addition to economic loss development for Second Quarter 2015, the Company also increased expected losses related to Radian Asset on the Acquisition Date by $190 million. Please refer to Note 6, Expected Loss to be Paid, of the Financial Statements, for additional information.

U.S. Public Finance Economic Loss Development: The net par outstanding for U.S. public finance obligations rated BIG by the Company was $9.9 billion as of June 30, 2015 compared with $7.9 billion as of March 31, 2015. The increase in BIG was primarily attributable to the acquisition of Radian Asset's $2.3 billion BIG U.S. public finance portfolio. The Company projects that its total net expected loss across its troubled U.S. public finance credits as of June 30, 2015 will be $613 million, compared with $310 million as of March 31, 2015. Economic loss development in Second Quarter 2015 was $226 million, which was primarily attributable to Puerto Rico exposures. In addition to economic loss development for Second Quarter 2015, the Company also increased U.S. public finance expected losses related to Radian Asset on the Acquisition Date by $81 million. See "Insured Portfolio-Exposure to Puerto Rico" below for details about significant developments that have taken place in Puerto Rico.

U.S. RMBS Economic Loss Development: The net favorable economic development attributable to U.S. RMBS of $32 million was primarily due to increased risk-free rates used to discount long dated losses during the quarter.

Other structured finance: Economic loss development in this sector was not significant, however, upon the Radian Asset Acquisition, the Company added $101 million in expected losses related to the acquired Radian Asset portfolio of other structured finance obligations.

Second Quarter 2014 Net Economic Loss Development

U.S. Public Finance Economic Loss Development: The net par outstanding for U.S. public finance obligations rated BIG by the Company was $8.9 billion as of June 30, 2014 compared with $9.0 billion as of March 31, 2014. The Company projected that its total future expected net loss across its troubled U.S. public finance credits as of June 30, 2014 would be $339 million, up from $281 million as of March 31, 2014. The change during Second Quarter 2014 was primarily attributable to certain Puerto Rico exposures. See Note 4, Outstanding Exposure, and Note 6, Expected Loss to be Paid, of the Financial Statements for further information.

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

Six Months 2015 and 2014 Net Economic Loss Development

Economic loss development was $189 million for Six Months 2015 compared with loss development of a $35 million for Six Months 2014. The economic loss development in Six Months 2015 is primarily due to higher U.S. public finance sector losses due primarily to Puerto Rico, partially offset by gains from higher risk-free rates used to discount long dated losses. The economic loss development in Six Months 2014 is primarily due to higher U.S. public finance sector losses primarily due to Puerto Rico and Detroit. This was partially offset by lower U.S. RMBS losses in part due to the settlements of several R&W claims during 2014.

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

	Second Quarter		Six Months
	2015	2014	2015	2014
	(in millions)
Public finance	$197	$82	$215	$109
Structured finance
U.S. RMBS	(9)	(21)	(2)	(22)
Other structured finance	2	4	0	18
Structured finance	(7)	(17)	(2)	(4)
Total insurance contracts before FG VIE consolidation	190	65	213	105
Effect of consolidating FG VIEs	(2)	(8)	(7)	(7)
Total loss and LAE	$188	$57	$206	$98

Loss Expense Reported in
Non-GAAP Operating Income

	Second Quarter		Six Months
	2015	2014	2015	2014
	(in millions)
Public finance	$195	$81	$213	$107
Structured finance
U.S. RMBS	(15)	(39)	(12)	(34)
Other structured finance	0	4	(9)	5
Structured finance	(15)	(35)	(21)	(29)
Total	$180	$46	$192	$78

Reconciliation of Loss and LAE
to Non-GAAP Loss Expense

	Second Quarter		Six Months
	2015	2014	2015	2014
	(in millions)
Loss and LAE	$188	$57	$206	$98
Credit derivative loss expense	(9)	(18)	(21)	(26)
FG VIE loss expense	1	7	7	6
Loss expense included in operating income	$180	$46	$192	$78

In Second Quarter 2015, losses incurred primarily were due to Puerto Rico exposures, partially offset by a benefit for the increase in risk-free rates used to discount expected losses. In Six Months 2015, losses incurred primarily were due to increased loss estimates on Puerto Rico exposures, partially offset by a benefit in student loans and insured trust preferred securities (“TruPS”) transactions. Changes in risk-free rates used to discount losses had a material effect on loss expense in Second Quarter 2015 and Six Months 2015. See Note 6, Expected Loss to be Paid, of the Financial Statements, for additional information.

In Second Quarter 2014, losses incurred were due primarily to U.S. public finance exposures, mainly related to developments in the Company's Puerto Rico exposures. In Six Months 2014, losses incurred were due primarily to U.S. public finance exposures, mainly related to developments in the Company's Puerto Rico and Detroit exposures.

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

Financial Guaranty Insurance
Net Expected Loss to be Expensed
As of June 30, 2015

	In GAAP Reported Income	In Non-GAAP Operating Income (1)
	(in millions)
2015 (July 1 – September 30)	$12	$15
2015 (October 1 – December 31)	12	16
2016	40	129
2017	33	46
2018	30	38
2019	29	35
2020-2024	106	124
2025-2029	77	86
2030-2034	55	64
After 2034	27	34
Net expected loss to be expensed	421	587
Discount	494	531
Total expected future loss and LAE	$915	$1,118
____________________

(1)	Net expected loss to be expensed for GAAP reported income is different than operating income, a non-GAAP financial measure, by the amount related to consolidated FG VIEs and credit derivatives.

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

The impact of changes in credit spreads will vary based upon the volume, tenor, interest rates, and other market conditions at the time these fair values are determined. In addition, since each transaction has unique collateral and structural terms, the underlying change in fair value of each transaction may vary considerably. The fair value of credit derivative contracts also reflects the change in the Company’s own credit cost based on the price to purchase credit protection on AGC and AGM. The Company determines its own credit risk based on quoted CDS prices traded on the Company at each balance sheet date. Generally, a widening of credit spreads of the underlying obligations results in unrealized losses and the tightening of credit spreads of the underlying obligations results in unrealized gains. A widening of the CDS prices traded on AGC and AGM has an effect of offsetting unrealized losses that result from widening general market credit spreads, while a narrowing of the CDS prices traded on AGC and AGM has an effect of offsetting unrealized gains that result from narrowing general market credit spreads..

The valuation of the Company’s credit derivative contracts requires the use of models that contain significant, unobservable inputs, and are classified as Level 3 in the fair value hierarchy. The models used to determine fair value are primarily developed internally based on market conventions for similar transactions that the Company observed in the past. There has been very limited new issuance activity in this market over the past several years and as of June 30, 2015, market prices for the Company’s credit derivative contracts were generally not available. Inputs to the estimate of fair value include various market indices, credit spreads, the Company’s own credit spread, and estimated contractual payments. See Note 8, Fair Value Measurement, of the Financial Statements for additional information.

Net Change in Fair Value of Credit Derivatives Gain (Loss)

	Second Quarter		Six Months
	2015	2014	2015	2014
	(in millions)
Realized gains on credit derivatives (1)	$15	$21	$38	$41
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	(7)	(6)	(9)	(7)
Realized gains (losses) and other settlements on credit derivatives	8	15	29	34
Net change in unrealized gains (losses) on credit derivatives:
Pooled corporate obligations	7	64	24	6
U.S. RMBS	62	5	137	(135)
Commercial mortgage-backed securities ("CMBS")	4	2	4	2
Other	9	17	20	(15)
Net change in unrealized gains (losses) on credit derivatives	82	88	185	(142)
Net change in fair value of credit derivatives	$90	$103	$214	$(108)
____________________

(1)
Includes realized gain due to terminations of CDS contracts of $1.8 million and $0.5 million for Second Quarter 2015 and Second Quarter 2014, respectively, and $12.6 million and $0.7 million for Six Months 2015 and Six Months 2014, respectively. Net par of $0.5 billion and $0.2 billion were terminated in Second Quarter 2015 and Second Quarter 2014, respectively, and $0.6 billion and $1.3 billion for Six Months 2015 and Six Months 2014, respectively. CDS terminations in Six Months 2015 reflect a payment received from the resolution of a dispute related to a termination of CDS in 2008.

During Second Quarter 2015, unrealized fair value gains were generated primarily in the U.S. RMBS prime first lien and Option ARM and subprime sectors, and in TruPS within pooled corporate transactions, due to tighter implied net spreads. The tighter implied net spreads were primarily a result of the increased cost to buy protection on AGC and AGM (which management refers to as the CDS spread on AGC and AGM), particularly for the one year and five year CDS spread.

    During Six Months 2015, unrealized fair value gains were generated primarily in the U.S. RMBS prime first lien and Option ARM and subprime sectors, and in TruPS within pooled corporate transactions, due to tighter implied net spreads. The tighter implied net spreads were primarily a result of the increased cost to buy protection on AGC and AGM, particularly for the one year and five year CDS spread. In addition, during Six Months 2015, the Company refined its methodology to address a U.S. RMBS transaction where the Company now expects recoveries. This refinement resulted in approximately $49 million in fair value gains in Six Months 2015.

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

Five-Year CDS Spread
on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of June 30, 2015	As of March 31, 2015	As of December 31, 2014	As of June 30, 2014	As of March 31, 2014	As of December 31, 2013
AGC	390	317	323	327	291	460
AGM	410	341	325	346	305	525

One-Year CDS Spread
on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of June 30, 2015	As of March 31, 2015	As of December 31, 2014	As of June 30, 2014	As of March 31, 2014	As of December 31, 2013
AGC	120	60	80	85	55	185
AGM	125	80	85	115	70	220

Effect of Changes in the Company’s Credit Spread on
Unrealized Gains (Losses) on Credit Derivatives

	Second Quarter		Six Months
	2015	2014	2015	2014
	(in millions)
Change in unrealized gains (losses) of credit derivatives:
Before considering implication of the Company’s credit spreads	$(20)	$15	$91	$422
Resulting from change in the Company’s credit spreads	102	73	94	(564)
After considering implication of the Company’s credit spreads	$82	$88	$185	$(142)

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

Interest Expense

For Second Quarter 2015 and Six Months 2015, interest expense increased due to the issuance in June 2014 of 5.0% Senior Notes due 2024. See Note 16, Long-Term Debt and Credit Facilities, of the Financial Statements.

Other Operating Expenses

Other operating expenses increased in both Second Quarter 2015 and Six Months 2015 compared to the corresponding periods in prior year due primarily to $12 million in expenses related to the Radian Asset Acquisition. These expenses were primarily driven by the fees paid to the Company's legal and financial advisors and to the Company's independent auditor.

Provision for Income Tax

Provision for Income Taxes and Effective Tax Rates

	Second Quarter		Six Months
	2015	2014	2015	2014
	(in millions)
Total provision (benefit) for income taxes	$112	$59	$177	$86
Effective tax rate	27.5%	27.2%	26.2%	30.0%

 The Company’s effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, U.K. subsidiaries taxed at the U.K. blended marginal corporate tax rate of 20.25% unless subject to U.S. tax by election or as a U.S. controlled foreign corporation, and no taxes for the Company’s Bermuda subsidiaries unless subject to U.S tax by election or as a U.S. controlled foreign corporation. The Company’s overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions. In each of the periods presented, the portion of taxable income from each jurisdiction varied. The non-taxable book-to-tax differences were consistent as compared to the prior period, except for bargain purchase gain that was not recognized for tax purposes.

Financial Guaranty Variable Interest Entities

As of June 30, 2015 and December 31, 2014, the Company consolidated 37 and 40 VIEs, respectively. The table below presents the effects on reported GAAP income resulting from consolidating these FG VIEs and eliminating their related insurance and investment accounts and, in total, represents a difference between GAAP reported net income and non-GAAP operating income attributable to FG VIEs. The consolidation of FG VIEs has a significant effect on net income and shareholders' equity due to (1) changes in fair value gains (losses) on FG VIE assets and liabilities, (2) the eliminations of premiums and losses related to the AGC and AGM FG VIE liabilities with recourse and (3) the elimination of investment balances related to the Company’s purchase of AGC and AGM insured FG VIE debt. Upon consolidation of a FG VIE, the related insurance and, if applicable, the related investment balances, are considered intercompany transactions and therefore eliminated. See “—Non-GAAP Financial Measures—Operating Income” below and Note 10, Consolidated Variable Interest Entities, of the Financial Statements for more details.

Effect of Consolidating FG VIEs on Net Income (Loss)

	Second Quarter		Six Months
	2015	2014	2015	2014
	(in millions)
Net earned premiums	$(5)	$(5)	$(10)	$(22)
Net investment income	(3)	(3)	(6)	(6)
Net realized investment gains (losses)	3	(5)	3	(5)
Fair value gains (losses) on FG VIEs	5	25	(2)	182
Bargain purchase gain	2	—	2	—
Other income (loss)	0	0	0	(2)
Loss and LAE	2	8	7	7
Effect on net income before tax	4	20	(6)	154
Less: tax provision (benefit)	1	7	(3)	54
Effect on net income (loss)	$3	$13	$(3)	$100

Fair value gains (losses) on FG VIEs represent the net change in fair value on the consolidated FG VIEs’ assets and liabilities. During Second Quarter 2015, the Company recorded a pre-tax net fair value gain on consolidated FG VIEs of $5 million. The primary driver of the gain was mark-to-market gains due to price appreciation on the FG VIE assets during the quarter resulting from improvements in the underlying collateral. During Six Months 2015, the Company recorded a pre-tax net fair value loss on consolidated FG VIEs of $2 million. The primary driver of the loss was a pre-tax loss of $26 million on the consolidation of one new FG VIE which was partially offset by net mark-to-market gains due to price appreciation on the FG VIE assets resulting from improvements in the underlying collateral.

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

Management and the board of directors utilize non-GAAP financial measures in evaluating the Company’s financial performance. By providing these non-GAAP financial measures, the Company gives investors, analysts and financial news reporters access to the same information that management reviews internally. In addition, Assured Guaranty’s presentation of non-GAAP financial measures is consistent with how analysts calculate their estimates of Assured Guaranty’s financial results in their research reports on Assured Guaranty and with how investors, analysts and the financial news media evaluate Assured Guaranty’s financial results.

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

Reconciliation of Net Income (Loss)
to Operating Income

	Second Quarter		Six Months
	2015	2014	2015	2014
	(in millions)
Net income (loss)	$297	$159	$498	$201
Less after-tax adjustments:
Realized gains (losses) on investments	(8)	(2)	1	(3)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	0	47	66	(124)
Fair value gains (losses) on CCS	15	(5)	16	(10)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	9	5	0	5
Effect of consolidating FG VIEs	3	13	(3)	100
Operating income	$278	$101	$418	$233

Effective tax rate on operating income	25.4%	25.6%	24.3%	26.2%

Adjusted Book Value and Operating Shareholders’ Equity

Management also uses adjusted book value to measure the intrinsic value of the Company, excluding franchise value. Growth in adjusted book value per share is one of the key financial measures used in determining the amount of certain long-term compensation to management and employees and used by rating agencies and investors.

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

Reconciliation of Shareholders’ Equity
to Adjusted Book Value

	As of June 30, 2015		As of December 31, 2014
	Total	Per Share	Total	Per Share
	(dollars in millions, except per share amounts)
Shareholders’ equity	$5,806	$39.16	$5,758	$36.37
Less after-tax adjustments:
Effect of consolidating FG VIEs	(40)	(0.27)	(44)	(0.28)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(447)	(3.02)	(527)	(3.33)
Fair value gains (losses) on CCS	39	0.26	23	0.14
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	243	1.64	373	2.36
Operating shareholders’ equity	6,011	40.55	5,933	37.48
After-tax adjustments:
Less: Deferred acquisition costs	150	1.01	156	0.99
Plus: Net present value of estimated net future credit derivative revenue	155	1.04	109	0.69
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	2,685	18.11	2,609	16.48
Adjusted book value	$8,701	$58.69	$8,495	$53.66

     Shareholder's equity, operating shareholders' equity and adjusted book value all increased since December 31, 2014 due mainly to the Radian Asset Acquisition and positive income, partially offset by share repurchases and dividends. Operating shareholders' equity per share and adjusted book value per share also benefited from the repurchase of 10.6 million common shares through June 30, 2015.

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

Reconciliation of PVP to Gross Written Premiums

	Second Quarter		Six Months
	2015	2014	2015	2014
	(in millions)
Total PVP	$26	$27	$62	$58
Less: PVP of non-financial guaranty insurance	—	—	6	—
PVP of financial guaranty insurance	26	27	56	58
Less: Financial guaranty installment premium PVP	1	11	18	21
Total: Financial guaranty upfront gross written premiums	25	16	38	37
Plus: Installment gross written premiums and other GAAP adjustments	(3)	1	16	10
Total gross written premiums	22	17	54	47

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

Net Par Outstanding and Average Internal Rating by Sector

	As of June 30, 2015		As of December 31, 2014
Sector	Net Par Outstanding	Avg. Rating	Net Par Outstanding	Avg. Rating
	(dollars in millions)
Public finance:
U.S.:
General obligation	$135,967	A	$140,276	A
Tax backed	60,982	A	62,525	A
Municipal utilities	49,567	A	52,090	A
Transportation	26,070	A	27,823	A
Healthcare	15,886	A	14,848	A
Higher education	12,673	A	13,099	A
Infrastructure finance	4,312	BBB	4,181	BBB
Housing	2,373	A	2,779	A+
Investor-owned utilities	951	A-	944	A-
Other public finance—U.S.	3,401	A	3,558	A
Total public finance—U.S.	312,182	A	322,123	A
Non-U.S.:
Infrastructure finance	13,111	BBB	12,808	BBB
Regulated utilities	11,651	BBB+	10,914	BBB+
Pooled infrastructure	2,368	AA	2,420	AA
Other public finance	5,189	A	5,217	A
Total public finance—non-U.S.	32,319	BBB+	31,359	BBB+
Total public finance	344,501	A	353,482	A
Structured finance:
U.S.:
Pooled corporate obligations	19,456	AA+	20,646	AAA
RMBS	8,928	BBB-	9,417	BBB-
Insurance securitizations	3,383	A-	3,433	A-
Consumer receivables	2,129	A-	2,099	BBB+
Financial products	2,014	AA-	2,276	AA-
CMBS and other commercial real estate related exposures	1,749	AA	1,957	AAA
Commercial receivables	488	BBB+	560	BBB+
Structured credit	71	BBB	69	BB
Other structured finance—U.S.	688	AA	714	AA
Total structured finance—U.S.	38,906	A+	41,171	AA-
Non-U.S.:
Pooled corporate obligations	4,638	AA	6,604	AA+
Commercial receivables	871	BBB	944	BBB
RMBS	745	A	794	A
Structured credit	7	BBB+	9	BBB+
Other structured finance	716	AA	725	AA
Total structured finance—non-U.S.	6,977	AA-	9,076	AA
Total structured finance	45,883	AA-	50,247	AA-
Total net par outstanding	$390,384	A	$403,729	A

The following tables set forth the Company’s net financial guaranty portfolio by internal rating.

Financial Guaranty Portfolio by Internal Rating (2)
As of June 30, 2015

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$3,280	1.1%	$695	2.1%	$17,619	45.3%	$3,715	53.2%	$25,309	6.5%
AA	80,550	25.8	2,735	8.5	8,628	22.2	395	5.7	92,308	23.6
A	171,633	55.0	7,627	23.6	2,684	6.9	378	5.4	182,322	46.7
BBB	46,822	15.0	19,651	60.8	1,797	4.6	1,771	25.4	70,041	17.9
BIG	9,897	3.1	1,611	5.0	8,178	21.0	718	10.3	20,404	5.3
Total net par outstanding (1)	$312,182	100.0%	$32,319	100.0%	$38,906	100.0%	$6,977	100.0%	$390,384	100.0%
_____________________

(1)	Excludes 1.2 billion of loss mitigation securities insured and held by the Company as of June 30, 2015, which are primarily in the BIG category.

(2)	The June 30, 2015 amounts include 13.1 billion of net par acquired from Radian Asset.

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2014

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$4,082	1.3%	$615	2.0%	$20,037	48.7%	$5,409	59.6%	$30,143	7.5%
AA	90,464	28.1	2,785	8.9	8,213	19.9	503	5.5	101,965	25.3
A	176,298	54.7	7,192	22.9	2,940	7.1	445	4.9	186,875	46.3
BBB	43,429	13.5	19,363	61.7	1,795	4.4	1,912	21.1	66,499	16.4
BIG	7,850	2.4	1,404	4.5	8,186	19.9	807	8.9	18,247	4.5
Total net par outstanding (1)	$322,123	100.0%	$31,359	100.0%	$41,171	100.0%	$9,076	100.0%	$403,729	100.0%
_____________________

(1)	Excludes 1.3 billion of loss mitigation securities insured and held by the Company as of December 31, 2014, which are primarily in the BIG category.

Exposure to Puerto Rico

The Company insures general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $5.4 billion net par as of June 30, 2015, all of which are rated BIG. In Second Quarter 2015, the Company's Puerto Rico exposures increased due to (1) the Radian Asset Acquisition, which increased net par by $422 million, and (2) a commutation of previously ceded Puerto Rico exposures.

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

In June 2014, the Puerto Rico legislature passed the Puerto Rico Public Corporation Debt Enforcement and Recovery Act (the "Recovery Act") in order to provide a legislative framework for certain public corporations experiencing severe financial stress to restructure their debt, including Puerto Rico Highway and Transportation Authority ("PRHTA") and PREPA. Subsequently, the Commonwealth stated PREPA might need to seek relief under the Recovery Act due to liquidity constraints. Investors in bonds issued by PREPA filed suit in the United States District Court for the District of Puerto Rico challenging the Recovery Act. On February 6, 2015, the U.S. District Court for the District of Puerto Rico ruled the Recovery Act is preempted by the U.S. Bankruptcy Code and is therefore void; on July 6, 2015, the U.S. Court of Appeals for the First Circuit upheld that ruling. In addition, the Commonwealth's Resident Commissioner has introduced a bill to the U.S. Congress that, if passed, would enable the Commonwealth to authorize one or more of its public corporations to restructure their debts under chapter 9 of the U.S. Bankruptcy Code if they were to become insolvent. The passage of the Recovery Act, its subsequent invalidation, and the introduction of legislation that would enable the Commonwealth to authorize chapter 9 protection for its public corporations have resulted in uncertainty among investors about the rights of creditors of the Commonwealth and its related authorities and public corporations.

On June 28, 2015, Governor García Padilla of Puerto Rico publicly stated that the Commonwealth’s public debt, considering the current level of activity, is unpayable and that a comprehensive debt restructuring may be necessary. On June 29, 2015 a report commissioned by the Commonwealth and authored by former World Bank Chief Economist and former Deputy Director of the International Monetary Fund Dr. Anne Krueger and economists Dr. Ranjit Teja and Dr. Andrew Wolfe and calling for debt restructuring of all Puerto Rico bonds was released ("Krueger Report"). The Governor recently formed a task force to prepare a five-year stability plan and start broad debt negotiation discussions.

On August 3, 2015, Puerto Rico Public Finance Corporation (“PFC”), a subsidiary of the GDB, failed to make most of an approximately $58 million debt service payment because the Commonwealth’s legislature did not appropriate funds for payment.  The Company does not insure any obligations of the PFC. Also on August 3, 2015, the Commonwealth announced that it had temporarily suspended its monthly deposits to the general obligation redemption fund.

Standard & Poor's Ratings Services ("S&P"), Moody's Investors Service, Inc. ("Moody's") and Fitch Ratings have lowered the credit rating of the Commonwealth’s bonds and on certain of its public corporations several times over the past approximately two years, and the Commonwealth has disclosed its liquidity has been adversely affected by rating agency downgrades and by the limited market access for its debt, and also noted it has relied on short-term financings and interim loans from the GDB and other private lenders, which reliance has constrained its liquidity and increased its near-term refinancing risk.

PREPA

As of June 30, 2015, the Company insured $818 million net par of PREPA obligations, which was reduced to $744 million by a payment made on July 1, 2015. In August 2014, PREPA entered into forbearance agreements with the GDB, its bank lenders, and bondholders and financial guaranty insurers (including AGM and AGC) that hold or guarantee more than 60% of PREPA's outstanding bonds, in order to address its near-term liquidity issues. Creditors, including AGM and AGC, agreed not to exercise available rights and remedies until March 31, 2015, and the bank lenders agreed to extend the maturity of two revolving lines of credit to the same date. PREPA agreed it would continue to make principal and interest payments on its outstanding bonds, and interest payments on its lines of credit. It also agreed it would develop a five year business plan and a recovery program in respect of its operations; a preliminary business plan was released in December 2014. Subsequently, the parties extended these forbearance agreements several times, and they now expire on September 15, 2015.

On July 1, 2015, PREPA made full payment of the $416 million of principal and interest due on its bonds, including bonds insured by AGM and AGC. However, that payment was conditioned on and facilitated by AGM and AGC agreeing, also on July 1, to purchase a portion of $131 million of interest-bearing bonds to help replenish certain of the operating funds PREPA used to make the $416 million of principal and interest payments. On July 31, 2015, AGM and AGC purchased $74 million aggregate principal amount of those bonds.

PREPA and its creditors (including AGM and AGC) continue to negotiate the terms of a potential consensual recovery plan. Since the expiration of relevant confidentiality agreements on July 22, 2015, several competing proposals have been made public. There can be no assurance that the negotiations will result in agreement on an actual consensual recovery plan. PREPA, during the pendency of the forbearance agreements, has suspended deposits into its debt service fund.

PRHTA

As of June 30, 2015, the Company insured $934 million net par of PRHTA (Transportation revenue) bonds and $376 million net par of PRHTA (Highway revenue) bonds. In March 2015, legislation was passed in the Commonwealth that, among other things, provided for an increase in oil taxes that would benefit PRHTA, the transfer out of PRHTA of certain deficit-producing transit facilities, and a statutory lien on revenues at PRHTA, subject to certain conditions, including the issuance of at least $1.0 billion of bonds by the Puerto Rico Infrastructure Finance Authority ("PRIFA"). That legislative package would have supported proposals involving the GDB and PRIFA that contemplated PRIFA issuing up to $2.95 billion of bonds and a series of potential actions that would have, among other things, strengthened PRHTA. However, the Governor’s statement in late June 2015 that a comprehensive debt restructuring may be necessary has created uncertainty around this effort, and published reports suggest that there may not be a market for the debt issuance by PRIFA that was contemplated as part of a series of actions that would have strengthened PRHTA. In addition, because certain revenues supporting PRHTA are subject to a prior constitutional claim of the Commonwealth, the increased financial difficulties of the Commonwealth itself has increased the uncertainty regarding the full and timely receipt by PRHTA of such revenues.

Net Exposure to Puerto Rico
As of June 30, 2015

	Net Par Outstanding
	AGM Consolidated	AGC Consolidated	AG Re (1) Consolidated	Eliminations (2)	Total Net Par Outstanding (4) (5)	Gross Par Outstanding	Internal Rating
	(in millions)
Exposures Previously Subject to the Voided Recovery Act(3):
PRHTA (Transportation revenue)	$303	$482	$229	$(80)	$934	$961	CCC-
PREPA	488	74	256	—	818	1,015	CC
Puerto Rico Aqueduct and Sewer Authority	—	307	96	—	403	403	CCC
PRHTA (Highway revenue)	221	103	52	—	376	582	CCC
Puerto Rico Convention Center District Authority	—	87	87	—	174	174	CCC-
Total	1,012	1,053	720	(80)	2,705	3,135

Exposures Not Previously Subject to the Voided Recovery Act:
Commonwealth of Puerto Rico - General Obligation Bonds	754	484	506	—	1,744	1,889	CCC
Puerto Rico Municipal Finance Agency	237	75	132	—	444	656	CCC-
Puerto Rico Sales Tax Financing Corporation	261	—	8	—	269	269	CCC+
Puerto Rico Public Buildings Authority	18	157	41	—	216	221	CCC
GDB	—	33	—	—	33	33	CCC
PRIFA	—	10	8	—	18	18	CCC-
University of Puerto Rico	—	1	—	—	1	1	CCC-
Total	1,270	760	695	—	2,725	3,087
Total net exposure to Puerto Rico	$2,282	$1,813	$1,415	$(80)	$5,430	$6,222
 ___________________

(1)	Assured Guaranty Re Ltd.

(2)
Net par outstanding eliminations relate to second-to-pay policies under which an Assured Guaranty insurance subsidiary guarantees an obligation already insured by another Assured Guaranty insurance subsidiary.

(3)
On February 6, 2015, the U.S. District Court for the District of Puerto Rico ruled that the Recovery Act is preempted by the U.S. Bankruptcy Code and is therefore void, and on July 6, 2015, the U.S. Court of Appeals for the First Circuit upheld that ruling.

(4)
In Second Quarter 2015, the Company's Puerto Rico exposures increased due to (1) the Radian Asset acquisition, which increased net par outstanding by $422 million, of which $22 million was for PREPA and $169 million for PRHTA, and (2) a commutation of previously ceded Puerto Rico exposures.

(5)	In July 2015, various Puerto Rico issuers made payment on $293 million of par scheduled to be paid; of that amount, $74 million and $31 million of par was paid by PREPA and PRHTA, respectively.

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
Amortization Schedule
of Net Par Outstanding of Puerto Rico
As of June 30, 2015

	Scheduled Net Par Amortization
	2015 (3Q)	2015 (4Q)	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025 -2029	2030 -2034	2035 -2039	2040 -2044	2045 -2047	Total
	(in millions)
Exposures Previously Subject to the Voided Recovery Act:
PRHTA (Transportation revenue)	$25	$0	$32	$36	$42	$28	$23	$18	$19	$21	$1	$148	$166	$293	$82	$—	$934
PREPA	75	0	20	5	4	25	42	22	22	81	78	319	121	4	—	—	818
Puerto Rico Aqueduct and Sewer Authority	14	—	15	—	—	—	—	—	—	—	2	109	—	2	15	246	403
PRHTA (Highway revenue)	6	—	20	10	10	21	22	26	6	8	8	24	142	73	—	—	376
Puerto Rico Convention Center District Authority	11	—	11	—	—	—	—	—	—	—	—	19	76	57	—	—	174
Total	131	0	98	51	56	74	87	66	47	110	89	619	505	429	97	246	2,705

Exposures Not Previously Subject to the Voided Recovery Act:
Commonwealth of Puerto Rico - General Obligation Bonds	124	0	142	95	75	82	137	16	37	15	73	286	397	265	—	—	1,744
Puerto Rico Municipal Finance Agency	57	—	55	47	47	44	37	33	33	16	12	59	4	—	—	—	444
Puerto Rico Sales Tax Financing Corporation	(1)	0	(1)	(1)	(1)	(1)	(1)	(2)	(2)	1	0	(10)	34	(1)	255	—	269
Puerto Rico Public Buildings Authority	27	—	8	30	—	5	10	13	0	7	0	60	39	17	—	—	216
GDB	—	33	—	—	—	—	—	—	—	—	—	—	—	—	—	—	33
PRIFA	—	—	—	—	2	—	—	—	—	2	—	—	—	2	12	—	18
University of Puerto Rico	0	—	0	0	0	0	0	0	0	0	0	0	1	—	—	—	1
Total	207	33	204	171	123	130	183	60	68	41	85	395	475	283	267	—	2,725
Total net par for Puerto Rico	$338	$33	$302	$222	$179	$204	$270	$126	$115	$151	$174	$1,014	$980	$712	$364	$246	$5,430

Amortization Schedule
of Net Debt Service Outstanding of Puerto Rico
As of June 30, 2015

	Scheduled Net Debt Service Amortization
	2015 (3Q)	2015 (4Q)	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025 -2029	2030 -2034	2035 -2039	2040 -2044	2045 -2047	Total
	(in millions)
Exposures Previously Subject to the Voided Recovery Act:
PRHTA (Transportation revenue)	$49	$—	$80	$82	$86	$69	$63	$57	$57	$58	$37	$314	$294	$354	$89	$—	$1,689
PREPA	92	2	55	38	37	58	74	52	50	109	102	389	136	5	—	—	1,199
Puerto Rico Aqueduct and Sewer Authority	25	—	35	19	19	19	19	19	19	19	21	191	68	70	82	272	897
PRHTA (Highway revenue)	17	—	40	29	29	39	39	42	20	21	20	86	186	78	—	—	646
Puerto Rico Convention Center District Authority	15	—	19	7	7	7	7	7	7	7	7	52	103	60	—	—	305
Total	198	2	229	175	178	192	202	177	153	214	187	1,032	787	567	171	272	4,736

Exposures Not Previously Subject to the Voided Recovery Act:
Commonwealth of Puerto Rico - General Obligation Bonds	168	1	226	172	146	150	201	73	93	69	127	506	547	295	—	—	2,774
Puerto Rico Municipal Finance Agency	68	—	74	64	62	56	47	40	39	21	16	68	4	—	—	—	559
Puerto Rico Sales Tax Financing Corporation	6	—	13	13	13	13	13	13	13	16	15	64	107	64	283	—	646
Puerto Rico Public Buildings Authority	33	—	18	39	8	12	18	20	6	14	6	82	50	18	—	—	324
GDB	1	34	—	—	—	—	—	—	—	—	—	—	—	—	—	—	35
PRIFA	0	—	1	1	3	1	1	1	1	3	1	3	3	5	13	—	37
University of Puerto Rico	0	0	0	0	0	0	0	0	0	0	0	0	1	—	—	—	1
Total	276	35	332	289	232	232	280	147	152	123	165	723	712	382	296	—	4,376
Total net debt service for Puerto Rico	$474	$37	$561	$464	$410	$424	$482	$324	$305	$337	$352	$1,755	$1,499	$949	$467	$272	$9,112

Exposure to Residential Mortgage-Backed Securities

The tables below provide information on the risk ratings and certain other risk characteristics of the Company’s financial guaranty insurance and credit derivative RMBS exposures as of June 30, 2015. U.S. RMBS exposures represent 2% of the total net par outstanding, and BIG U.S. RMBS represent 26% of total BIG net par outstanding. See Note 6, Expected Loss to be Paid, of the Financial Statements, for a discussion of expected losses to be paid on U.S. RMBS exposures.

Distribution of U.S. RMBS by Rating and Type of Exposure as of June 30, 2015

Ratings:	Prime First Lien	Closed-End Second Lien	Home Equity Lines of Credit	Alt-A First Lien	Option ARMs	Subprime First Lien	Total Net Par Outstanding
	(dollars in millions)
AAA	$10	$—	$0	$294	$47	$1,409	$1,760
AA	108	77	51	341	108	805	1,491
A	6	0	—	—	18	39	64
BBB	38	—	57	13	4	109	221
BIG	336	131	1,459	1,750	160	1,557	5,393
Total exposures	$498	$208	$1,567	$2,397	$338	$3,919	$8,928

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of June 30, 2015

Year insured:	Prime First Lien	Closed End Second Lien	Home Equity Lines of Credit	Alt-A First Lien	Option ARM	Subprime First Lien	Total Net Par Outstanding
	(in millions)
2004 and prior	$64	$0	$132	$62	$19	$1,122	$1,400
2005	143	—	396	491	39	189	1,258
2006	92	52	459	275	43	842	1,762
2007	199	156	581	1,189	201	1,697	4,023
2008	—	—	—	379	36	70	485
Total exposures	$498	$208	$1,567	$2,397	$338	$3,919	$8,928

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

In addition to assumed and ceded reinsurance arrangements, the Company may also have exposure to financial guaranty insurers in "second-to-pay" transactions, where the Company provides insurance on an obligation that is already insured by another financial guarantor. In that case, if the underlying obligor and the financial guarantor both fail to pay an amount scheduled to be paid, the Company would be obligated to pay. The Company underwrites these transactions based on the underlying obligation, without regard to the financial obligor. See Note 14, Reinsurance and Other Monoline Exposures, of the Financial Statements

Exposure by Reinsurer

	Ratings at		Par Outstanding (1)
	August 5, 2015		As of June 30, 2015
Reinsurer	Moody’s Reinsurer Rating	S&P Reinsurer Rating	Ceded Par Outstanding	Second-to- Pay Insured Par Outstanding	Assumed Par Outstanding
	(dollars in millions)
American Overseas Reinsurance Company Limited (f/k/a Ram Re)	WR (2)	WR	$6,006	$—	$30
Tokio Marine & Nichido Fire Insurance Co., Ltd.	Aa3 (3)	AA- (3)	4,768	—	—
Syncora Guarantee Inc.	WR	WR	3,671	1,612	160
Mitsui Sumitomo Insurance Co. Ltd.	A1	A+ (3)	1,927	—	—
ACA Financial Guaranty Corp.	NR (4)	WR	745	19	—
Ambac Assurance Corporation	WR	WR	117	4,725	12,320
Swiss Reinsurance Co.	Aa3	AA-	25	—	—
National Public Finance Guarantee Corporation (5)	A3	AA-	—	5,680	5,391
MBIA	(6)	(6)	—	2,704	469
Financial Guaranty Insurance Co.	WR	WR	—	1,797	690
Ambac Assurance Corp. Segregated Account	NR	NR	—	100	903
CIFG Assurance North America Inc.	WR	WR	—	102	3,914
Other	Various	Various	196	853	138
Total			$17,455	$17,592	$24,015
____________________

(1)	Includes par related to insured credit derivatives.

(2)    Represents “Withdrawn Rating.”

(3)    The Company benefits from trust arrangements that satisfy the triple-A credit requirement of S&P and/or Moody’s.

(4)    Represents “Not Rated.”

(5)	National Public Finance Guarantee Corporation is rated AA+ by Kroll Bond Rating Agency.

(6)	MBIA includes subsidiaries MBIA Insurance Corp. rated B by S&P and B2 by Moody's and MBIA U.K. Insurance Ltd. rated B by S&P and Ba2 by Moody’s.

Ceded Par Outstanding by Reinsurer and Credit Rating
As of June 30, 2015

	Internal Credit Rating
Reinsurer	AAA	AA	A	BBB	BIG	Total
	(in millions)
American Overseas Reinsurance Company Limited (f/k/a Ram Re)	$520	$2,069	$1,862	$1,069	$486	$6,006
Tokio Marine & Nichido Fire Insurance Co., Ltd.	659	719	1,449	1,190	751	4,768
Syncora Guarantee Inc.	—	276	481	2,173	741	3,671
Mitsui Sumitomo Insurance Co. Ltd.	132	585	730	292	188	1,927
ACA Financial Guaranty Corp.	—	457	277	11	—	745
Swiss Reinsurance Co.	—	—	0	25	—	25
Ambac Assurance Corporation	—	—	117	—	—	117
Other	53	76	56	11	—	196
Total	$1,364	$4,182	$4,972	$4,771	$2,166	$17,455

In accordance with U.S. statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. All of the unauthorized reinsurers in the table above are required to post collateral for the benefit of the Company in an amount at least equal to the sum of their ceded unearned premium reserve, loss reserves and contingency reserves all calculated on a statutory basis of accounting. In addition, certain authorized reinsurers in the table above post collateral on terms negotiated with the Company. Collateral may be in the form of letters of credit or trust accounts. The total collateral posted by all non-affiliated reinsurers as of June 30, 2015 is approximately $445 million.

Second-to-Pay
Insured Par Outstanding by Internal Rating
As of June 30, 2015(1)

	Public Finance					Structured Finance
	AAA	AA	A	BBB	BIG	AAA	AA	A	BBB	BIG	Total
	(in millions)
Syncora Guarantee Inc.	$—	$45	$326	$767	$350	$80	$—	$—	$—	$44	$1,612
ACA Financial Guaranty Corp.	—	—	—	1	18	—	—	—	—	—	19
Ambac Assurance Corporation	10	1,285	2,243	845	54	1	—	60	219	8	4,725
National Public Finance Guarantee Corporation	70	1,966	3,620	—	—	—	—	24	—	—	5,680
MBIA	—	65	270	431	—	—	1,200	19	239	480	2,704
Financial Guaranty Insurance Co.	—	77	874	271	338	177	—	22	—	38	1,797
Ambac Assurance Corp. Segregated Account	—	—	—	—	—	—	28	—	—	72	100
CIFG Assurance North America Inc.	—	4	51	22	25	—	—	—	—	—	102
Other	—	853	—	—	—	—	—	—	—	—	853
Total	$80	$4,295	$7,384	$2,337	$785	$258	$1,228	$125	$458	$642	$17,592
____________________

(1)	Assured Guaranty’s internal rating.

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

Gross Direct Economic Exposure
to Selected European Countries(1)
As of June 30, 2015

	Hungary	Italy	Portugal	Spain	Total
	(in millions)
Sovereign and sub-sovereign exposure:
Non-infrastructure public finance (2)	$—	$1,066	$97	$352	$1,515
Infrastructure finance	294	11	11	127	443
Total sovereign and sub-sovereign exposure	294	1,077	108	479	1,958
Non-sovereign exposure:
Regulated utilities	—	241	—	—	241
RMBS and other structured finance	181	292	—	13	486
Total non-sovereign exposure	181	533	—	13	727
Total	$475	$1,610	$108	$492	$2,685
Total BIG	$403	$—	$108	$492	$1,003

Net Direct Economic Exposure
to Selected European Countries(1)
As of June 30, 2015

	Hungary	Italy	Portugal	Spain	Total
	(in millions)
Sovereign and sub-sovereign exposure:
Non-infrastructure public finance (2)	$—	$813	$90	$257	$1,160
Infrastructure finance	291	11	11	126	439
Total sovereign and sub-sovereign exposure	291	824	101	383	1,599
Non-sovereign exposure:
Regulated utilities	—	226	—	—	226
RMBS and other structured finance	175	256	—	13	444
Total non-sovereign exposure	175	482	—	13	670
Total	$466	$1,306	$101	$396	$2,269
Total BIG (See Note 6)	$397	$—	$101	$396	$894
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

The tables above include the par amount of financial guaranty contracts accounted for as derivatives of $113 million with a fair value of $4 million, net of reinsurance. The Company’s credit derivative transactions are governed by International Swaps and Derivatives Association, Inc. ("ISDA") documentation, and the Company is required to make a loss payment on them only upon the occurrence of one or more defined credit events with respect to the referenced securities or loans.

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

The Company calculates indirect exposure to a country by multiplying the par amount of a transaction insured by the Company times the percent of the relevant collateral pool reported as having a nexus to the country. On that basis, the Company has calculated exposure of $332 million to Selected European Countries (plus Greece) in transactions with $5.2 billion of net par outstanding. The indirect exposure to credits with a nexus to Greece is $10 million across several highly rated pooled corporate obligations with net par outstanding of $404 million.

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

AGL and Holding Company Subsidiaries
Significant Cash Flow Items

	Second Quarter		Six Months
	2015	2014	2015	2014
	(in millions)
Dividends paid by AGC to AGUS	$15	$15	$35	$15
Dividends paid by AGM to AGMH	40	45	106	45
Dividends paid by AG Re to AGL	35	20	85	82
Dividends paid by other subsidiaries of AGMH	—	10	—	10
Repayment of surplus note by AGM to AGMH	—	—	25	25
Dividends paid to AGL shareholders	(18)	(20)	(37)	(40)
Repurchases of common shares(1)	(133)	(177)	(285)	(212)
Interest paid	(41)	(28)	(48)	(35)
Proceeds from issuance of long-term debt	—	496	—	496
Issuance of note by AGUS to AGC(2)	—	—	(200)	—
Repayment of note by AGC to AGUS(2)	200	—	200	—
____________________

(1)
On May 6, 2015, in continuation of the Company's capital management strategy of repurchasing its common shares, the Company's Board of Directors approved the repurchase of an incremental $400 million of common shares. As of June 30, 2015 and August 5, 2015, on a settlement date basis, the remaining authorization for share repurchases was $325 million and $280 million, respectively.

(2)	On March 31, 2015, AGUS, as lender, provided $200 million to AGC, as borrower, from available funds to help fund the purchase of Radian Asset. AGC repaid that loan in full on April 14, 2015.

Dividends From Subsidiaries

The Company anticipates that for the next twelve months, amounts paid by AGL’s direct and indirect insurance company subsidiaries as dividends or other distributions will be a major source of its liquidity. The insurance company subsidiaries’ ability to pay dividends depends upon their financial condition, results of operations, cash requirements, and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their states of domicile. Dividend restrictions applicable to AGC and AGM, and to AG Re, are described under Note 12, Insurance Company Regulatory Requirements of the Financial Statements.

•
Under New York insurance law, AGM may only pay dividends out of "earned surplus", which is the portion of a company's surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to shareholders as dividends or transferred to stated capital or capital surplus, or applied to other purposes permitted by law, but does not include unrealized appreciation of assets. AGM may pay dividends without the prior approval of the New York Superintendent of Financial Services ("New York Superintendent") that, together with all dividends declared or distributed by it during the preceding 12 months, does not exceed the lesser of 10% of its policyholders' surplus (as of the last annual or quarterly statement filed with the New York Superintendent) or 100% of its adjusted net investment income during that period. The maximum amount available during 2015 for AGM to distribute as dividends without regulatory approval is estimated to be approximately $218 million, of which approximately $57 million is estimated to be available for distribution in the third quarter of 2015.

•
Under Maryland's insurance law, AGC may, with prior notice to the Maryland Insurance Commissioner, pay an ordinary dividend that, together with all dividends paid in the prior 12 months, does not exceed 10% of its policyholders' surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. The maximum amount available during 2015 for AGC to distribute as ordinary dividends will be approximately $90 million, of which approximately $16 million is available for distribution in the third quarter of 2015.

•	MAC is a New York domiciled insurance company subject to the same dividend limitations described above for AGM. The Company does not currently anticipate that MAC will distribute any dividends.

•
For AG Re, any distribution (including repurchase of shares) of any share capital, contributed surplus or other statutory capital) that would reduce its total statutory capital by 15% or more of its total statutory capital as set out in its previous year's financial statements requires the prior approval of the Bermuda Monetary Authority ("Authority"). Separately, dividends are paid out of an insurer's statutory surplus and cannot exceed that surplus. Further, annual dividends cannot exceed 25% of total statutory capital and surplus as set out in its previous year's financial statements, which is $279 million, without AG Re certifying to the Authority that it will continue to meet required margins. Based on the foregoing limitations, in 2015 AG Re has the capacity to (i) make capital distributions in an aggregate amount up to $127 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to the limit of its outstanding statutory surplus, which is $271 million. Such dividend capacity is further limited by the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements. As of June 30, 2015, AG Re had unencumbered assets of approximately $566 million.

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

In addition, in 2012 AGUS borrowed $90 million from its affiliate Assured Guaranty Re Overseas Ltd. to fund the acquisition of MAC. That loan remained outstanding as of June 30, 2015.

Furthermore, AGL unconditionally guarantees the payment of the principal of, and interest on, the $1,130 million aggregate principal amount of senior notes issued by AGUS and AGMH, and the $450 million aggregate principal amount of junior subordinated debentures issued by AGUS and AGMH, in each case, as described under "Commitments and Contingencies -- Long-Term Debt Obligations " below.

Cash and Investments

As of June 30, 2015, AGL had $145 million in cash and short-term investments. AGUS and AGMH had a total of $29 million in cash, short-term investments and other invested assets. In addition, the Company's U.S. holding companies have $65 million in fixed-maturity securities with weighted average duration of 0.4 years. In April 2015, the $200 million intercompany loan from from AGUS to AGC was repaid.

Insurance Company Subsidiaries

Liquidity of the insurance company subsidiaries is primarily used to pay for:

•	operating expenses,

•	claims on the insured portfolio,

•	posting of collateral in connection with credit derivatives and reinsurance transactions,

•	reinsurance premiums,

•	dividends to AGL, AGUS and/or AGMH, as applicable,

•	principal of and, where applicable, interest on surplus notes, and

•	capital investments in their own subsidiaries, where appropriate.

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

Claims (Paid) Recovered

	Second Quarter		Six Months
	2015	2014	2015	2014
	(in millions)
Public finance	$(4)	$(24)	$(6)	$(30)
Structured finance:
U.S. RMBS before benefit for recoveries for breaches of R&W	(44)	(34)	(83)	(76)
Net benefit for recoveries for breaches of R&W	26	89	47	128
U.S. RMBS after benefit for recoveries for breaches of R&W	(18)	55	(36)	52
Other structured finance	(4)	(3)	4	(4)
Structured finance	(22)	52	(32)	48
Claims (paid) recovered, net of reinsurance(1)	$(26)	$28	$(38)	$18
____________________

(1)
Includes $6 million paid and $6 million paid for consolidated FG VIEs for Second Quarter 2015 and 2014, respectively, and $12 million paid and $7 million paid for consolidated FG VIEs for Six Months 2015 and 2014, respectively.

The Company has insured exposure of approximately $3.1 billion to infrastructure transactions with refinancing risk as to which the Company may need to make claim payments that it did not anticipate paying when the policies were issued. Although the Company may not experience ultimate loss on a particular transaction, the aggregate amount of the claim payments may be substantial and reimbursement may not occur for an extended time, if at all. These transactions generally involve long-term infrastructure projects that were financed by bonds that mature prior to the expiration of the project concession. The Company expected the cash flows from these projects to be sufficient to repay all of the debt over the life of the project concession, but also expected the debt to be refinanced in the market at or prior to its maturity. If the issuer is unable to refinance the debt due to market conditions, the Company may have to pay a claim when the debt matures, and then recover its payment from cash flows produced by the project in the future. The Company generally projects that in most scenarios it will be fully reimbursed for such payments. However, the recovery of the payments is uncertain and may take from 10 to 35 years, depending on the transaction and the performance of the underlying collateral. The Company estimates total claims for the two largest transactions with significant refinancing risk, assuming no refinancing, and based on certain performance assumptions could be $1.9 billion on a gross basis; such claims would be payable from 2017 through 2022.

In addition, the Company has net par exposure of $5.4 billion to the Commonwealth of Puerto Rico, all of which are BIG. Puerto Rico has experienced significant general fund budget deficits in recent years. These deficits have been covered primarily with the net proceeds of bond issuances, with interim financings provided by GDB and, in some cases, with one-time revenue measures or expense adjustment measures. In addition to high debt levels, Puerto Rico faces a challenging economic environment. Information regarding the Company's exposure to the Commonwealth of Puerto Rico and its related authorities and public corporations is set forth in "Insured Portfolio-Exposure to Puerto Rico" above.

The terms of the Company’s CDS contracts generally are modified from standard CDS contract forms approved by ISDA in order to provide for payments on a scheduled basis and to replicate the terms of a traditional financial guaranty insurance policy. Some contracts the Company entered into as the credit protection seller, however, utilize standard ISDA settlement mechanics of cash settlement (i.e., a process to value the loss of market value of a reference obligation) or physical settlement (i.e., delivery of the reference obligation against payment of principal by the protection seller) in the event of a “credit event,” as defined in the relevant contract. Cash settlement or physical settlement generally requires the payment of a larger amount, prior to the maturity of the reference obligation, than would settlement on a “pay-as-you-go” basis, under which the Company would be required to pay scheduled interest shortfalls during the term of the reference obligation and scheduled principal shortfall only at the final maturity of the reference obligation. As of June 30, 2015, the Company posted approximately $330 million to secure obligations under its CDS exposure. Of that amount, approximately $310 million related to $5.1 billion in CDS gross par insured where the amount of required collateral is capped and the remaining $20 million related to $0.2 billion in CDS gross par insured where the amount of required collateral is based on movements in the mark-to-market valuation of the underlying exposure.

Consolidated Cash Flows

Consolidated Cash Flow Summary

	Second Quarter		Six Months
	2015	2014	2015	2014
	(in millions)
Net cash flows provided by (used in) operating activities before effects of trading securities and FG VIEs consolidation	$56	$90	$64	$115
(Purchases) sales of trading securities, net	11	(16)	8	68
Effect of FG VIEs consolidation	15	47	33	39
Net cash flows provided by (used in) operating activities - reported	82	121	105	222
Net cash flows provided by (used in) investing activities before effects of FG VIEs consolidation	(726)	(488)	254	(501)
Effect of FG VIEs consolidation	24	(16)	45	272
Net cash flows provided by (used in) investing activities - reported	(702)	(504)	299	(229)
Net cash flows provided by (used in) financing activities before effects of FG VIEs consolidation	(153)	299	(326)	238
Effect of FG VIEs consolidation	(39)	(30)	(78)	(311)
Net cash flows provided by (used in) financing activities - reported (1)	(192)	269	(404)	(73)
Effect of exchange rate changes	2	1	0	2
Cash at beginning of period	885	219	75	184
Total cash at the end of the period	$75	$106	$75	$106
____________________

(1)	Claims paid on consolidated FG VIEs are presented in the consolidated cash flow statements as a component of paydowns on FG VIE liabilities in financing activities as opposed to operating activities.

Excluding net cash flows from purchases and sales of the trading portfolio and the effect of consolidating FG VIEs, cash inflows from operating activities decreased in Six Months 2015 compared with Six Months 2014 due primarily to higher claim payments in 2015 due to higher proceeds from R&W settlements in 2014 and interest, offset in part by higher investment income and lower taxes.

Investing activities were primarily net sales (purchases) of fixed-maturity and short-term investment securities. In first quarter 2015, the Company sold securities to fund the acquisition of Radian Asset by AGC. In Second Quarter 2015 the Company paid $800. net of cash acquired, to acquire Radian Asset. Investing cash flows in Six Months 2015 and Six Months 2014 include inflows of $70 million and $315 million for FG VIEs, respectively.

Financing activities consisted primarily of paydowns of FG VIE liabilities and share repurchases. Financing cash flows in Six Months 2015 and Six Months 2014 include outflows of $78 million and $311 million for FG VIEs, respectively. Share repurchases in Second Quarter 2015 and 2014 were $285 million and $212 million, respectively. In addition, 2014 amounts include net proceeds of $496 million from issuance of long-term debt. From July 1, 2015 through August 5, 2015, the Company repurchased an additional 1.8 million shares for $45 million. As of August 5, 2015, $280 million of total capacity remained, on a settlement basis, from all authorizations. For more information about the Company's share repurchase authorization and the amounts it repurchased in 2015, see Note 18, Shareholders' Equity, of the Financial Statements.

Commitments and Contingencies

Leases

AGL and its subsidiaries lease office space and certain other items. Future cash payments associated with contractual obligations pursuant to operating leases for office space have not materially changed since December 31, 2014.

Long-Term Debt Obligations

The outstanding principal and interest paid on long-term debt were as follows:

Principal Outstanding
and Interest Paid on Long-Term Debt

	Principal Amount		Interest Paid
	As of June 30	As of December 31,	Second Quarter		Six Months
	2015	2014	2015	2014	2015	2014
	(in millions)
AGUS:
7.0% Senior Notes(1)	$200	$200	$7	$7	$7	$7
5.0% Senior Notes(1)	500	500	13	—	13	—
Series A Enhanced Junior Subordinated Debentures(2)	150	150	5	5	5	5
Total AGUS	850	850	25	12	25	12
AGMH(3):
67/8% QUIBS(1)	100	100	1	1	3	3
6.25% Notes(1)	230	230	3	3	7	7
5.60% Notes(1)	100	100	2	2	3	3
Junior Subordinated Debentures(2)	300	300	10	10	10	10
Total AGMH	730	730	16	16	23	23
AGM(3):
AGM Notes Payable	14	16	0	0	0	1
Total AGM	14	16	0	0	0	1
Total	$1,594	$1,596	$41	$28	$48	$36
 ____________________

(1)	AGL fully and unconditionally guarantees these obligations

(2)	Guaranteed by AGL on a junior subordinated basis.

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities did not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $1.2 billion as of June 30, 2015. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. It is difficult to determine the probability that AGM will have to pay strip provider claims or the likely aggregate amount of such claims. At June 30, 2015, approximately $1.4 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

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

The Company was in compliance with all financial covenants as of June 30, 2015.

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

As of June 30, 2015, no amounts were outstanding under this facility, nor have there been any borrowings during the life of this facility.

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

Fixed-Maturity Securities and Short-Term Investments

The Company’s fixed-maturity securities and short-term investments had a duration of 5.2 years as of June 30, 2015 and 5.0 years as of December 31, 2014. Generally, the Company’s fixed-maturity securities are designated as available-for-sale. For more information about the Investment Portfolio and a detailed description of the Company’s valuation of investments see Note 11, Investments and Cash, of the Financial Statements.

Fixed-Maturity Securities and Short-Term Investments
by Security Type

	As of June 30, 2015		As of December 31, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	$5,736	$5,986	$5,416	$5,795
U.S. government and agencies	459	486	635	665
Corporate securities	1,415	1,442	1,320	1,368
Mortgage-backed securities(1):
RMBS	1,313	1,329	1,255	1,285
CMBS	588	601	639	659
Asset-backed securities	416	431	411	417
Foreign government securities	302	307	296	302
Total fixed-maturity securities	10,229	10,582	9,972	10,491
Short-term investments	834	834	767	767
Total fixed-maturity and short-term investments	$11,063	$11,416	$10,739	$11,258
 ____________________

(1)	Government-agency obligations were approximately 53% of mortgage backed securities as of June 30, 2015 and 44% as of December 31, 2014, based on fair value.

The following tables summarize, for all fixed-maturity securities in an unrealized loss position as of June 30, 2015 and December 31, 2014, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of June 30, 2015

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$1,142	$(28)	$4	$0	$1,146	$(28)
U.S. government and agencies	95	(1)	12	0	107	(1)
Corporate securities	390	(11)	92	(4)	482	(15)
Mortgage-backed securities:
RMBS	457	(8)	79	(14)	536	(22)
CMBS	96	(1)	2	0	98	(1)
Asset-backed securities	7	0	—	—	7	0
Foreign government securities	98	(2)	—	—	98	(2)
Total	$2,285	$(51)	$189	$(18)	$2,474	$(69)
Number of securities(1)		527		26		550
Number of securities with other-than-temporary impairment		4		4		8

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2014

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$64	$0	$25	$(1)	$89	$(1)
U.S. government and agencies	139	0	68	(1)	207	(1)
Corporate securities	189	(3)	104	(2)	293	(5)
Mortgage-backed securities:
RMBS	205	(3)	159	(18)	364	(21)
CMBS	36	0	19	0	55	0
Asset-backed securities	56	(2)	18	(1)	74	(3)
Foreign government securities	108	(2)	0	0	108	(2)
Total	$797	$(10)	$393	$(23)	$1,190	$(33)
Number of securities(1)		125		82		198
Number of securities with other-than-temporary impairment		3		7		10
___________________

(1)
The number of securities does not add across because lots of the same securities have been purchased at different times and appear in both categories above (i.e. Less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

Of the securities in an unrealized loss position for 12 months or more as of June 30, 2015, two securities had an unrealized loss greater than 10% of book value. The total unrealized loss for these securities as of June 30, 2015 was $12 million. The Company has determined that the unrealized losses recorded as of June 30, 2015 are yield related and not the result of other-than-temporary impairment.

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

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of June 30, 2015

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$217	$220
Due after one year through five years	1,660	1,717
Due after five years through 10 years	2,200	2,299
Due after 10 years	4,251	4,416
Mortgage-backed securities:
RMBS	1,313	1,329
CMBS	588	601
Total	$10,229	$10,582

The following table summarizes the ratings distributions of the Company’s investment portfolio as of June 30, 2015 and December 31, 2014. Ratings reflect the lower of the Moody’s and S&P classifications, except for bonds purchased for loss mitigation or other risk management strategies, which use Assured Guaranty’s internal ratings classifications.

Distribution of
Fixed-Maturity Securities by Rating

Rating	As of June 30, 2015	As of December 31, 2014
AAA	12.6%	14.0%
AA	59.3	60.3
A	21.1	17.9
BBB	0.4	0.5
BIG(1)	6.3	7.3
Not rated	0.3	—
Total	100.0%	100.0%
____________________

(1)	Comprised primarily of loss mitigation and other risk management assets. See Note 11, Investments and Cash, of the Financial Statements.

The investment portfolio and miscellaneous other assets/liabilities contain securities and cash that are either held in trust for the benefit of third party reinsurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise restricted in the amount of $300 million and $236 million as of June 30, 2015 and December 31, 2014, respectively, based on fair value. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,541 million and $1,395 million as of June 30, 2015 and December 31, 2014, respectively, based on fair value.

The fair value of the Company’s pledged securities to secure its obligations under its CDS exposure totaled $330 million and $376 million as of June 30, 2015 and December 31, 2014, respectively.

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

To support the payment obligations of FSAM and the GIC Issuers, each of Dexia SA and Dexia Crédit Local S.A. are party to an ISDA Master Agreement, including an associated schedule, confirmation and credit support annex (the “Non-Guaranteed Put Contract”), the economic effect of which is that Dexia SA and Dexia Crédit Local S.A. jointly and severally guarantee (i) the scheduled payments of interest and principal in relation to a specified portfolio of FSAM assets, (ii) the obligation of certain Dexia affiliates to provide liquidity or liquid collateral under committed liquidity lending facilities, and (iii) the obligation to make certain payments in the event of an insolvency of Dexia S.A. Pursuant to the Non-Guaranteed Put Contract, FSAM may put an amount of FSAM assets to Dexia SA and Dexia Crédit Local S.A. in exchange for funds. The amount that could be put varies depending on the type of trigger event in question. In an asset default scenario, the amount payable generally covers at least the amount of the losses on the FSAM assets (by non-payment, writedown or realized loss). For other trigger events, the amount payable generally is at least the amount due and unpaid under the committed liquidity facilities, the principal amount of the FSAM assets, and the outstanding principal balance of the GICs. Dexia S.A. and Dexia Crédit Local S.A. also benefit from certain grace periods and procedural rights under the Non-Guaranteed Put Contract. To secure the Non-Guaranteed Put Contract, Dexia SA and Dexia Crédit Local S.A. will, pursuant to the credit support annex thereto, post eligible highly liquid collateral having an aggregate value (subject to agreed reductions) equal to at least the excess of (i) the aggregate principal amount of all outstanding GICs over (ii) the aggregate mark-to-market value of FSAM’s assets. The agreed-to advance rates applicable to the value of FSAM assets range from 98% to 82% for obligations backed by the full faith and credit of the United States, sovereign obligations of the U.K., Germany, the Netherlands, France or Belgium, obligations guaranteed by the Federal Deposit Insurance Corporation (FDIC) and for mortgage securities issued or guaranteed by U.S. sponsored agencies, and range from 75% to 0% for the other FSAM assets. As of June 30, 2015, approximately 29.3% of the FSAM assets (measured by aggregate principal balance) was in cash or were obligations backed by the full faith and credit of the United States.

As of June 30, 2015, the aggregate accreted GIC balance was approximately $1.9 billion, compared with approximately $10.2 billion as of December 31, 2009. As of June 30, 2015, and with respect to the FSAM assets, the aggregate accreted principal was approximately $3.0 billion, the aggregate market value was approximately $2.8 billion and the aggregate market value after agreed reductions was approximately $2.0 billion. Cash and positive derivative value exceeded the negative derivative values and other projected costs by approximately $63 million. Accordingly, as of June 30, 2015, the aggregate fair value of the assets supporting the GIC business plus cash and positive derivative value exceeded by nearly $1.0 billion the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business. Even after applying the agreed upon reductions to the fair value of the assets, the aggregate fair value of the assets supporting the GIC business plus cash and positive derivative value exceeded the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business, so, no posting of collateral was required under the credit support annex applicable to the primary put contract. Under the terms of that credit support annex, the collateral posting is recalculated on a weekly basis according to the formula set forth in the credit support annex, and a collateral posting is required whenever the collateralization levels tested by the formula are not satisfied, subject to a threshold of $5 million.

To provide additional support, a Dexia affiliate provides a liquidity commitment to lend against the FSAM assets, generally until the GICs have been paid in full. The liquidity commitment comprises an amended and restated revolving credit agreement (the “Guaranteed Liquidity Facility”), amended most recently on July 27, 2015, pursuant to which Dexia Crédit Local S.A. commits to provide funds to FSAM. As a result of agreed reductions and GIC amortization as of June 30, 2015 the commitment totaled $3.5 billion, of which approximately $1.0 billion was drawn. On August 3, 2015, giving effect to the most recent amendment, the commitment totaled $1.5 billion, of which approximately $0.9 billion was drawn. Also on July 27, 2015, FSAM and Dexia Crédit Local S.A. terminated a master repurchase agreement pursuant to which Dexia Crédit Local S.A. had provided up to $3.5 billion of funds in exchange for the transfer by FSAM to Dexia Crédit Local S.A. of FSAM securities that are not eligible to satisfy collateralization obligations of the GIC Issuers under the GICs. As of June 30, 2015, no amounts were outstanding under that master repurchase agreement.

Despite the execution of the Non-Guaranteed Put Contract and the Guaranteed Liquidity Facility, and the significant portion of FSAM assets comprised of highly liquid securities backed by the full faith and credit of the United States, AGM remains subject to the risk that Dexia SA and its affiliates may not make payments or securities available (i) on a timely basis, which is referred to as “liquidity risk,” or (ii) at all, which is referred to as “credit risk,” because of the risk of default. Even if the Dexia entities have sufficient assets to pay all amounts when due, concerns regarding Dexia’s financial condition or willingness to comply with their obligations could cause one or more rating agencies to view negatively the ability or willingness of Dexia SA and its affiliates to perform under their various agreements and could negatively affect AGM’s ratings.

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

The Medium Term Notes Business

In connection with the acquisition of AGMH, Dexia Crédit Local S.A. agreed to fund, on behalf of AGM, 100% of all policy claims made under financial guaranty insurance policies issued by AGM in relation to the medium term notes issuance program of FSA Global Funding Limited. Such agreement is set out in a Separation Agreement, dated as of July 1, 2009, between Dexia Crédit Local S.A., AGM, FSA Global Funding and Premier International Funding Co., and in a funding guaranty and a reimbursement guaranty that Dexia Crédit Local S.A. issued for the benefit of AGM. Under the funding guaranty, Dexia Crédit Local S.A. guarantees to pay to or on behalf of AGM amounts equal to the payments required to be made under policies issued by AGM relating to the medium term notes business. Under the reimbursement guaranty, Dexia Crédit Local S.A. guarantees to pay reimbursement amounts to AGM for payments it makes following a claim for payment under an obligation insured by a policy it has issued. Notwithstanding Dexia Crédit Local S.A.’s obligation to fund 100% of all policy claims under those policies, AGM has a separate obligation to remit to Dexia Crédit Local S.A. a certain percentage (ranging from 0% to 25%) of those policy claims. AGM, the Company and related parties are also protected against losses arising out of or as a result of the medium term note business through an indemnification agreement with Dexia Crédit Local S.A. As of June 30, 2015, FSA Global Funding Limited had approximately $1.0 billion of medium term notes outstanding.

Leveraged Lease Business

Under the Strip Coverage Facility entered into in connection with the acquisition of AGMH, Dexia Credit Local (NY) agreed to make loans to AGM to finance all draws made by lessors on certain AGM strip policies issued in connection with the leveraged lease business. AGM may request advances under the Strip Coverage Facility without any explicit limit on the number of loan requests, provided that the aggregate principal amount of loans outstanding as of the date of the request may not exceed the commitment amount. The leveraged lease business, the AGM strip policies and the Strip Coverage Facility (including the commitment amount) are described further under “Commitments and Contingencies-Recourse Credit Facility" above.

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

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2015. Based on their evaluation as of June 30, 2015 covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

On April 1, 2015 the Company acquired Radian Asset. See Note 2 to the unaudited consolidated financial statements in Item 1. The Company has extended its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include Radian Asset. The Company has integrated Radian Asset’s financial data into the Company’s existing systems, processes and related controls, and introduced new processes and controls to accommodate the business combination accounting and financial consolidation of Radian Asset during the Company’s quarter ended June 30, 2015.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and in Note 15 to the Consolidated Financial Statements, Commitments and Contingencies – Legal Proceedings. During the three months ended June 30, 2015, the following developments occurred in respect of the Company's legal proceedings:

On November 28, 2011, Lehman Brothers International (Europe) (in administration) (“LBIE”) sued AGFP, an affiliate of AGC which in the past had provided credit protection to counterparties under credit default swaps. AGC acts as the credit support provider of AGFP under these credit default swaps. LBIE’s complaint, which was filed in the Supreme Court of the State of New York, alleged that AGFP improperly terminated nine credit derivative transactions between LBIE and AGFP and improperly calculated the termination payment in connection with the termination of 28 other credit derivative transactions between LBIE and AGFP. Following defaults by LBIE, AGFP properly terminated the transactions in question in compliance with the requirements of the agreement between AGFP and LBIE, and calculated the termination payment. AGFP calculated that LBIE owes AGFP approximately $29 million in connection with the termination of the credit derivative transactions, whereas LBIE asserted in the complaint that AGFP owes LBIE a termination payment of approximately $1.4 billion. On February 3, 2012, AGFP filed a motion to dismiss certain of the counts in the complaint, and on March 15, 2013, the court granted AGFP's motion to dismiss the count relating to improper termination of the nine credit derivative transactions and denied AGFP's motion to dismiss the count relating to the remaining transactions. In their April 10, 2015 report to LBIE’s unsecured creditors, LBIE’s administrators disclosed that LBIE's valuation expert has calculated LBIE's damages in the aggregate for the 28 transactions to range between a minimum of approximately $200 million and a maximum of approximately $500 million, depending on what adjustment, if any, is made for AGFP's credit risk and excluding any applicable interest. Discovery has been ongoing and motions for summary judgment are due in October 2015. Notwithstanding the range calculated by LBIE's valuation expert, the Company cannot reasonably estimate the possible loss, if any, that may arise from this lawsuit.

On May 28, 2014, Houston Casualty Company Europe, Seguros y Reseguros, S.A. (“HCCE”) notified Radian Asset that it was demanding arbitration against Radian Asset in connection with housing cooperative losses presented to Radian Asset by HCCE under several years of quota-share surety reinsurance contracts.  HCCE claims AGC, as successor to Radian Asset, is required to pay to it, as ceding company, among other amounts, its share of certain current and future housing cooperative losses, together with certain fees, expenses and costs relating thereto.  HCCE has presented approximately €15 million in claims to AGC through June 30, 2015 and is still in the process of settling additional similar claims. Based on the experience to date, AGC estimates HCCE may submit additional claims of approximately €3.1 million under the reinsurance contracts. AGC is disputing the claims and intends to assert its defenses in the arbitration. The reinsurance contracts provide for arbitration in Madrid and are governed by Spanish law.  Arbitration proceedings may commence in 2015.

ITEM 1A.	RISK FACTORS

Please refer to “Risk Factors" under Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to the risk factors disclosed in such Annual Report on Form 10-K during the three months ended June 30, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during Second Quarter 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program(2)
April 1 - April 30	1,736,939	$27.52	1,736,939	$10,440,744
May 1 - May 31	1,295,992	$27.98	1,295,992	$374,184,247
June 1 - June 30	1,704,457	$28.86	1,704,457	$325,000,035
Total	4,737,388	$28.13	4,737,388
____________________

(1)
After giving effect to repurchases from January 1, 2015 through August 5, 2015, the Company has repurchased a total of 12.4 million common shares for approximately $330 million, excluding commissions, at an average price of $26.57 per share. On May 6, 2015, the Company's board of directors approved an incremental $400 million share repurchase authorization. As of August 5, 2015, $280 million of total capacity remained, on a settlement basis, from all authorizations.

(2)	Excludes commissions.

ITEM 6.	EXHIBITS.

See Exhibit Index for a list of exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURED GUARANTY LTD. (Registrant)

Dated August 6, 2015	By:	/s/ ROBERT A. BAILENSON

Robert A. Bailenson Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.1
The following financial information from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the Three and Six Months ended June 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months ended June 30, 2015 and 2014 (iv) Consolidated Statement of Shareholders’ Equity for the Six Months ended June 30, 2015; (v) Consolidated Statements of Cash Flows for the Six Months ended June 30, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.

* Management contract or compensatory plan