Form 10-Q
period 2015-09-30
ASSURED GUARANTY LTD
filed 2015-11-06
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
The number of registrant’s Common Shares ($0.01 par value) outstanding as of November 3, 2015 was 141,324,493 (includes 62,145 unvested restricted shares).

ASSURED GUARANTY LTD.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Assured Guaranty Ltd.

Consolidated Balance Sheets (unaudited)

(dollars in millions except per share and share amounts)

	As of September 30, 2015	As of December 31, 2014
Assets
Investment portfolio:
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $10,242 and $9,972)	$10,640	$10,491
Short-term investments, at fair value	522	767
Other invested assets	181	126
Total investment portfolio	11,343	11,384
Cash	66	75
Premiums receivable, net of commissions payable	676	729
Ceded unearned premium reserve	263	381
Deferred acquisition costs	118	121
Reinsurance recoverable on unpaid losses	89	78
Salvage and subrogation recoverable	135	151
Credit derivative assets	71	68
Deferred tax asset, net	426	260
Financial guaranty variable interest entities’ assets, at fair value	1,547	1,402
Other assets	300	276
Total assets	$15,034	$14,925
Liabilities and shareholders’ equity
Unearned premium reserve	$4,112	$4,261
Loss and loss adjustment expense reserve	1,007	799
Reinsurance balances payable, net	61	107
Long-term debt	1,306	1,303
Credit derivative liabilities	918	963
Current income tax payable	—	5
Financial guaranty variable interest entities’ liabilities with recourse, at fair value	1,315	1,277
Financial guaranty variable interest entities’ liabilities without recourse, at fair value	167	142
Other liabilities	329	310
Total liabilities	9,215	9,167
Commitments and contingencies (See Note 15)
Common stock ($0.01 par value, 500,000,000 shares authorized; 142,919,399 and 158,306,661 shares issued and outstanding)	1	2
Additional paid-in capital	1,474	1,887
Retained earnings	4,066	3,494
Accumulated other comprehensive income, net of tax of $113 and $159	273	370
Deferred equity compensation (320,193 and 320,193 shares)	5	5
Total shareholders’ equity	5,819	5,758
Total liabilities and shareholders’ equity	$15,034	$14,925

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Operations (unaudited)

(dollars in millions except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Net earned premiums	$213	$144	$574	$412
Net investment income	112	102	311	301
Net realized investment gains (losses):
Other-than-temporary impairment losses	(18)	(17)	(34)	(47)
Less: portion of other-than-temporary impairment loss recognized in other comprehensive income	0	4	3	(9)
Net impairment loss	(18)	(21)	(37)	(38)
Other net realized investment gains (losses)	(9)	2	17	13
Net realized investment gains (losses)	(27)	(19)	(20)	(25)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	6	(14)	35	20
Net unrealized gains (losses)	80	269	265	127
Net change in fair value of credit derivatives	86	255	300	147
Fair value gains (losses) on committed capital securities	(15)	4	10	(11)
Fair value gains (losses) on financial guaranty variable interest entities	2	50	0	232
Bargain purchase gain and settlement of pre-existing relationships	—	—	214	—
Other income (loss)	(3)	(11)	43	17
Total revenues	368	525	1,432	1,073
Expenses
Loss and loss adjustment expenses	112	(44)	318	54
Amortization of deferred acquisition costs	5	4	15	12
Interest expense	25	27	76	67
Other operating expenses	54	50	176	165
Total expenses	196	37	585	298
Income (loss) before income taxes	172	488	847	775
Provision (benefit) for income taxes
Current	41	36	78	75
Deferred	2	97	142	144
Total provision (benefit) for income taxes	43	133	220	219
Net income (loss)	$129	$355	$627	$556

Earnings per share:
Basic	$0.88	$2.10	$4.16	$3.15
Diluted	$0.88	$2.09	$4.13	$3.13
Dividends per share	$0.12	$0.11	$0.36	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Comprehensive Income (unaudited)

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$129	$355	$627	$556
Unrealized holding gains (losses) arising during the period on:
Investments with no other-than-temporary impairment, net of tax provision (benefit) of $17, $4, $(36) and $74	41	(5)	(77)	164
Investments with other-than-temporary impairment, net of tax provision (benefit) of $(9), $1, $(12) and $(4)	(15)	1	(23)	(8)
Unrealized holding gains (losses) arising during the period, net of tax	26	(4)	(100)	156
Less: reclassification adjustment for gains (losses) included in net income (loss), net of tax provision (benefit) of $(6), $(5), $(4) and $(9)	(12)	(10)	(7)	(19)
Change in net unrealized gains on investments	38	6	(93)	175
Other, net of tax provision	(4)	(5)	(4)	(2)
Other comprehensive income (loss)	$34	$1	$(97)	$173
Comprehensive income (loss)	$163	$356	$530	$729

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statement of Shareholders’ Equity (unaudited)

For the Nine Months Ended September 30, 2015

(dollars in millions, except share data)

	Common Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity
Balance at December 31, 2014	158,306,661	$2	$1,887	$3,494	$370	$5	$5,758
Net income	—	—	—	627	—	—	627
Dividends ($0.36 per share)	—	—	—	(55)	—	—	(55)
Common stock repurchases	(15,959,782)	(1)	(419)	—	—	—	(420)
Share-based compensation and other	572,520	0	6	—	—	—	6
Other comprehensive loss	—	—	—	—	(97)	—	(97)
Balance at September 30, 2015	142,919,399	$1	$1,474	$4,066	$273	$5	$5,819

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Cash Flows (unaudited)

(in millions)

	Nine Months Ended September 30,
	2015	2014
Net cash flows provided by (used in) operating activities	$(39)	$347
Investing activities
Fixed-maturity securities:
Purchases	(1,844)	(2,031)
Sales	1,719	951
Maturities	635	557
Net sales (purchases) of short-term investments	751	89
Net proceeds from paydowns on financial guaranty variable interest entities’ assets	114	346
Acquisition of Radian Asset, net of cash acquired	(800)	—
Other	59	9
Net cash flows provided by (used in) investing activities	634	(79)
Financing activities
Dividends paid	(55)	(58)
Repurchases of common stock	(420)	(438)
Share activity under option and incentive plans	(2)	(1)
Net paydowns of financial guaranty variable interest entities’ liabilities	(122)	(348)
Proceeds from issuance of long-term debt	—	495
Repayment of long-term debt	(3)	(18)
Net cash flows provided by (used in) financing activities	(602)	(368)
Effect of foreign exchange rate changes	(2)	(2)
Increase (decrease) in cash	(9)	(102)
Cash at beginning of period	75	184
Cash at end of period	$66	$82
Supplemental cash flow information
Cash paid (received) during the period for:
Income taxes	$71	$68
Interest	$55	$45
The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

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

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and, in the opinion of management, reflect all adjustments that are of a normal recurring nature, necessary for a fair statement of the financial condition, results of operations and cash flows of the Company and its consolidated variable interest entities (“VIEs”) for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited interim consolidated financial statements are as of September 30, 2015 and cover the three-month period ended September 30, 2015 ("Third Quarter 2015"), the three-month period ended September 30, 2014 ("Third Quarter 2014"), the nine-month period ended September 30, 2015 ("Nine Months 2015") and the nine-month period ended September 30, 2014 ("Nine Months 2014"). Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. The year-end balance sheet data was derived from audited financial statements.

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

Interest

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Topic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU will be effective on January 1, 2016 and should be applied retrospectively. The adoption of this ASU will require the Company to reclassify its debt issuance costs from other assets to long-term debt on the Consolidated Balance Sheet. As of September 30, 2015, the debt issuance costs were approximately $5 million.

Investments

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share, which removes the requirement to make certain disclosures and categorize within the fair value hierarchy, certain investments for which fair value is measured using the net asset value per share. The ASU will be effective on January 1, 2016 and should be applied retrospectively to all periods presented; earlier adoption is permitted. The Company has investments with a fair value of $45 million and $76 million, as of September 30, 2015 and December 31, 2014, respectively, that are carried at fair value using the net asset value per share subject to this ASU.

Short Duration Insurance Contracts

In May 2015, the FASB issued ASU 2015-09, Financial Services - Insurance (Topic 944) - Disclosures about Short-Duration Contracts. The primary objective of this ASU is to improve disclosures for insurance entities which issue short-duration contracts. As a financial guaranty insurance provider, ASU 2015-09 is not expected to have a material impact on the Company's financial statement disclosures. The ASU is effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016.

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

The fair value of the Company's stand-ready obligation for financial guaranty insurance contracts on the Acquisition Date is recorded in unearned premium reserve. At the Acquisition Date, the fair value of each financial guaranty insurance contract acquired was in excess of the expected losses for each contract and therefore no explicit loss reserves were recorded on the Acquisition Date. Instead, loss reserves and loss and loss adjustment expenses ("LAE") will be recorded when the expected losses for each contract exceeds the remaining unearned premium reserve, in accordance with the Company's accounting policy described in the Annual Report on Form 10-K. The expected losses acquired by the Company as part of the Radian Asset Acquisition are included in the description of expected losses to be paid under Note 6, Expected Losses to be Paid.

The excess of the fair value of net assets acquired over the consideration transferred was recorded as a bargain purchase gain in "bargain purchase gain and settlement of pre-existing relationships" in net income. In addition, the Company and Radian Asset had pre-existing reinsurance relationships, which were also effectively settled at fair value on the Acquisition Date. The gain on settlement of these pre-existing reinsurance relationships represents the net difference between the historical ceded balances that were recorded by AGM and the fair value of assumed balances acquired from Radian. The Company believes the bargain purchase resulted from the announced desire of Radian Guaranty Inc. to focus its business strategy on the mortgage and real estate markets and to monetize its investment in Radian Asset and thereby accelerate its ability to comply with the financial requirements of the final Private Mortgage Insurer Eligibility Requirements.

The following table shows the net effect of the Radian Asset Acquisition at the Acquisition Date, including the effects of the settlement of pre-existing relationships.

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

Revenue and net income related to Radian Asset from the Acquisition Date through September 30, 2015 included in the consolidated statement of operations were approximately $348 million and $228 million, respectively. In the second quarter of 2015, the Company recorded transaction expenses related to the Radian Asset Acquisition in net income as part of other operating expenses. These expenses were primarily driven by the fees paid to the Company's legal and financial advisors and to the Company's independent auditor.

Radian Asset Acquisition-Related Expenses

Nine Months 2015
(in millions)
Professional services	$2
Financial advisory fees	10
Total	$12

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

Pro Forma Unaudited Results of Operations

	Nine Months 2015	Nine Months 2014
	(in millions, except per share amounts)
Pro forma revenues	$1,255	$1,542
Pro forma net income	493	958
Pro forma earnings per share:
Basic	3.27	5.43
Diluted	3.25	5.40

3.	Rating Actions

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

•
On July 2, 2014, Moody's affirmed the ratings of AGL’s insurance subsidiaries, but changed to negative the outlook of the financial strength ratings of AGC and its subsidiary Assured Guaranty (UK) Ltd. ("AGUK"). Moody's adopted changes to its credit methodology for financial guaranty insurance companies on January 20, 2015 and, on February 18, 2015, Moody's published a credit opinion maintaining its existing ratings of AGL and its subsidiaries under that that new methodology. Effective April 8, 2015, at the Company's request, Moody’s withdrew the financial strength ratings it had assigned to Assured Guaranty Re Ltd. (“AG Re”) and Assured Guaranty Re Overseas Ltd. ("AGRO"). In an August 10, 2015 issuer comment, Moody's indicated that it was a "credit negative" for the Company that the Puerto Rico Public Finance Corporation (as to which the Company has no exposure) failed to make its full debt service payment due on August 1, 2015. However, in a summary opinion published on June 4, 2015, Moody’s noted that, despite adverse developments in Puerto Rico, Moody’s believed its current ratings on the financial guarantors remained well positioned.

•
On June 22, 2013, KBRA assigned a financial strength rating of AA+ (stable outlook) to MAC, and affirmed that rating on August 3, 2015. On November 13, 2014, KBRA assigned a financial strength rating of AA+ (stable outlook) to AGM. On July 6, 2015, KBRA released a comment reviewing the approach it had taken to Puerto Rico exposures in its stress loss analysis of AGM, noting that its financial model showed AGM’s claims paying resources were sufficient to meet all requirements by a comfortable margin.

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

The Company’s financial guaranty contracts are written in either insurance or credit derivative form, but collectively are considered financial guaranty contracts. The Company seeks to limit its exposure to losses by underwriting obligations that it views as investment grade at inception, although, as part of its loss mitigation strategy for existing troubled credits, it may underwrite new issuances that it views as below-investment-grade ("BIG"). The Company diversifies its insured portfolio across asset classes and, in the structured finance portfolio, requires rigorous subordination or collateralization requirements. Reinsurance is utilized in order to reduce net exposure to certain insured transactions.

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

Financial Guaranty
Debt Service Outstanding

	Gross Debt Service Outstanding		Net Debt Service Outstanding
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
	(in millions)
Public finance	$532,771	$587,245	$509,645	$553,612
Structured finance	49,272	59,477	46,736	56,010
Total financial guaranty	$582,043	$646,722	$556,381	$609,622

In addition to the amounts shown in the table above, the Company’s net mortgage guaranty insurance debt service was approximately $105 million as of September 30, 2015 and $127 million as of December 31, 2014, related to loans originated in Ireland. As of September 30, 2015, the Company also had exposure to €12 million of reinsurance contracts relating to Spanish housing cooperatives risk.

Financial Guaranty Portfolio by Internal Rating
As of September 30, 2015

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S			Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding		%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$3,067	1.0%	$702	2.4%	$16,730	(3)	47.2%	$3,028	49.7%	$23,527	6.3%
AA	73,224	24.3	2,416	8.0	8,624		24.3	322	5.3	84,586	22.7
A	168,963	56.2	6,906	22.9	2,279		6.5	332	5.4	178,480	48.0
BBB	45,998	15.3	18,565	61.7	1,744		4.9	1,850	30.4	68,157	18.3
BIG	9,480	3.2	1,514	5.0	6,058		17.1	559	9.2	17,611	4.7
Total net par outstanding (1)(2)	$300,732	100.0%	$30,103	100.0%	$35,435		100.0%	$6,091	100.0%	$372,361	100.0%
_____________________

(1)	Excludes $1.6 billion of loss mitigation securities insured and held by the Company as of September 30, 2015, which are primarily BIG.

(2)	The September 30, 2015 amounts include $12.4 billion of net par acquired from Radian Asset.

(3)
Includes $1,351 million net par in the form of CDS that was upgraded from BIG as of September 30, 2015, in anticipation of the termination of such CDS that occurred early in the fourth quarter of 2015. In the fourth quarter of 2015, the exposure will be removed.

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2014

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$4,082	1.3%	$615	2.0%	$20,037	48.7%	$5,409	59.6%	$30,143	7.5%
AA	90,464	28.1	2,785	8.9	8,213	19.9	503	5.5	101,965	25.3
A	176,298	54.7	7,192	22.9	2,940	7.1	445	4.9	186,875	46.3
BBB	43,429	13.5	19,363	61.7	1,795	4.4	1,912	21.1	66,499	16.4
BIG	7,850	2.4	1,404	4.5	8,186	19.9	807	8.9	18,247	4.5
Total net par outstanding (1)	$322,123	100.0%	$31,359	100.0%	$41,171	100.0%	$9,076	100.0%	$403,729	100.0%
_____________________

(1)	Excludes $1.3 billion of loss mitigation securities insured and held by the Company as of December 31, 2014, which are primarily BIG.

In addition to amounts shown in the tables above, the Company had outstanding commitments to provide guaranties of $504 million for public finance obligations as of September 30, 2015. The expiration dates for the public finance commitments range between October 1, 2015 and February 25, 2017, with $357 million expiring prior to the date of this filing and an additional $23 million expiring prior to December 31, 2015. The commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Components of BIG Portfolio

Components of BIG Net Par Outstanding
(Insurance and Credit Derivative Form)
As of September 30, 2015

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
U.S. public finance	$7,132	$2,212	$136	$9,480	$300,732
Non-U.S. public finance	913	601	—	1,514	30,103
Structured finance:
First lien U.S. residential mortgage-backed securities ("RMBS"):
Prime first lien	228	57	27	312	465
Alt-A first lien	106	77	638	821	2,189
Option ARM	48	8	95	151	308
Subprime	153	474	709	1,336	3,759
Second lien U.S. RMBS:
Closed-end second lien	—	19	109	128	203
Home equity lines of credit (“HELOCs”)	609	36	737	1,382	1,476
Total U.S. RMBS	1,144	671	2,315	4,130	8,400
Triple-X life insurance transactions	—	—	216	216	2,750
Trust preferred securities (“TruPS”)	549	291	—	840	4,647
Student loans	—	80	85	165	1,823
Other structured finance	1,061	165	40	1,266	23,906
Total	$10,799	$4,020	$2,792	$17,611	$372,361

Components of BIG Net Par Outstanding
(Insurance and Credit Derivative Form)
As of December 31, 2014

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
U.S. public finance	$6,577	$1,156	$117	$7,850	$322,123
Non-U.S. public finance	1,402	2	—	1,404	31,359
Structured finance:
First lien U.S. RMBS:
Prime first lien	68	33	252	353	471
Alt-A first lien	585	531	725	1,841	2,532
Option ARM	47	18	118	183	407
Subprime	156	654	765	1,575	4,051
Second lien U.S. RMBS:
Closed-end second lien	—	19	115	134	218
HELOCs	1,012	36	509	1,557	1,738
Total U.S. RMBS	1,868	1,291	2,484	5,643	9,417
Triple-X life insurance transactions	—	—	598	598	3,133
TruPS	997	—	336	1,333	4,326
Student loans	14	68	113	195	1,857
Other structured finance	1,007	172	45	1,224	31,514
Total	$11,865	$2,689	$3,693	$18,247	$403,729

BIG Net Par Outstanding
and Number of Risks
As of September 30, 2015

	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$9,552	$1,247	$10,799	239	13	252
Category 2	3,410	610	4,020	87	8	95
Category 3	2,620	172	2,792	125	12	137
Total BIG	$15,582	$2,029	$17,611	451	33	484

 BIG Net Par Outstanding
and Number of Risks
As of December 31, 2014

	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$10,195	$1,670	$11,865	164	18	182
Category 2	2,135	554	2,689	75	14	89
Category 3	2,892	801	3,693	119	24	143
Total BIG	$15,222	$3,025	$18,247	358	56	414
_____________________
(1)    Includes net par outstanding for VIEs.

(2)	A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making Debt Service payments.

Exposure to Puerto Rico

The Company has insured exposure to general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $5.1 billion net par as of September 30, 2015, all of which are rated BIG. In Nine Months 2015, the Company's Puerto Rico exposures increased due to (1) net par acquired in the Radian Asset Acquisition, which equals $385 million as of September 30, 2015, and (2) a commutation of previously ceded Puerto Rico exposures.

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

On June 28, 2015, Governor García Padilla of Puerto Rico (the “Governor”) publicly stated that the Commonwealth’s public debt, considering the current level of economic activity, is unpayable and that a comprehensive debt restructuring may be necessary. On June 29, 2015 a report commissioned by the Commonwealth and authored by former World Bank Chief Economist and former Deputy Director of the International Monetary Fund Dr. Anne Krueger and economists Dr. Ranjit Teja and Dr. Andrew Wolfe and calling for debt restructuring of all Puerto Rico bonds was released ("Krueger Report"). The Governor recently formed a task force to prepare a five-year stability plan and start broad debt negotiation discussions.

Puerto Rico Public Finance Corporation (“PFC”), a subsidiary of the GDB, failed to make most of an approximately $58 million Debt Service payment on August 3, 2015 and to make subsequent Debt Service payments because the Commonwealth’s legislature did not appropriate funds for payment.  The Company does not insure any obligations of the PFC.

Also on August 3, 2015, the Commonwealth announced that it had temporarily suspended its monthly deposits to the general obligation redemption fund.

On September 9, 2015, the Working Group for the Fiscal and Economic Recovery of Puerto Rico (“Working Group”) established by the Governor published its “Puerto Rico Fiscal and Economic Growth Plan” (the “FEGP”). The FEGP projects that the Commonwealth would face a cumulative financing gap of $27.8 billion from fiscal year 2016 to fiscal year 2020 without corrective action. Various stakeholders and analysts have publicly questioned the accuracy of the $27.8 billion gap projected by the Working Group. The FEGP recommends economic development, structural, fiscal and institutional reform measures that it projects would reduce that gap to $14.0 billion. The Working Group asserts that the Commonwealth’s debt, including debt with a constitutional priority, is not sustainable. The FEGP includes a recommendation that the Commonwealth’s advisors begin to work on a voluntary exchange offer to its creditors as part of the FEGP. The FEGP does not have the force of law and implementation of its recommendations would require actions by the governments of the Commonwealth and of the United States as well as the cooperation and agreement of various creditors.
On October 21, 2015, the U.S. Treasury Department proposed a four-point plan for Puerto Rico which, most significantly, would extend some form of bankruptcy protection not only to Puerto Rico’s municipalities and instrumentalities but also the Commonwealth itself. The plan also calls for an independent fiscal oversight board. The Treasury Department’s plan requires congressional action to be implemented.
There have been a number of other proposals, plans and legislative initiatives offered in Puerto Rico and in the United States aimed at addressing Puerto Rico’s fiscal issues. The final shape of responses to Puerto Rico’s distress eventually enacted or implemented by Puerto Rico or the United States, if any, and the impact of any such actions on obligations insured by the Company, is uncertain and may differ substantially from the recommendations of the FEGP, the four-point plan offered by the Treasury Department, or any other proposals or plans offered to date or in the future.
S&P, Moody’s and Fitch Ratings have lowered the credit rating of the Commonwealth’s bonds and on its public corporations several times over the past approximately two years, and the Commonwealth has disclosed its liquidity has been adversely affected by rating agency downgrades and by the limited market access for its debt, and also noted it has relied on short-term financings and interim loans from the GDB and other private lenders, which reliance has constrained its liquidity and increased its near-term refinancing risk.

PREPA

As of September 30, 2015, the Company had $744 million insured net par outstanding of PREPA obligations. In August 2014, PREPA entered into forbearance agreements with the GDB, its bank lenders, and bondholders and financial guaranty insurers (including AGM and AGC) that hold or guarantee more than 60% of PREPA's outstanding bonds, in order to address its near-term liquidity issues. Creditors, including AGM and AGC, agreed not to exercise available rights and remedies until March 31, 2015, and the bank lenders agreed to extend the maturity of two revolving lines of credit to the same date. PREPA agreed it would continue to make principal and interest payments on its outstanding bonds, and interest payments on its lines of credit. It also agreed it would develop a five year business plan and a recovery program in respect of its operations; a preliminary business plan was released in December 2014. Subsequently, most of the parties extended these forbearance agreements several times.

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

On September 2, 2015, PREPA announced that on September 1, 2015, it and an ad hoc group of uninsured bondholders (the “Ad Hoc Group”) had reached an agreement on certain economic terms of a recovery plan, subject to certain terms and conditions. On September 22, 2015, PREPA announced it and a group of fuel-line lenders had reached an agreement on the economic terms of a recovery plan, subject to certain terms and conditions. Neither AGM nor AGC are parties to either of those agreements. Other than AGM, AGC, National Public Finance Guarantee Corporation (“National”) and Syncora Guarantee Inc. (together the "Monolines"), parties to the original forbearance agreements continued to extend the forbearance agreements through November 5, 2015, when, according to a public announcement from PREPA, those other parties entered into a restructuring support agreement formalizing the previously announced agreements.

PREPA continues to negotiate with the Monolines, including AGM and AGC. There can be no assurance that the negotiations will result in agreement or that the consensual recovery plan reportedly outlined in the recovery support agreement will be implemented. PREPA, during the pendency of the agreements, has suspended deposits into its Debt Service fund.

PRHTA

As of September 30, 2015, the Company had $909 million insured net par outstanding of PRHTA (Transportation revenue) bonds and $370 million net par of PRHTA (Highway revenue) bonds. In March 2015, legislation was passed in the Commonwealth that, among other things, provided for an increase in oil taxes that would benefit PRHTA, the transfer out of PRHTA of certain deficit-producing transit facilities, and a statutory lien on revenues at PRHTA, subject to certain conditions, including the issuance of at least $1.0 billion of bonds by the Puerto Rico Infrastructure Finance Authority ("PRIFA"). That legislative package would have supported proposals involving the GDB and PRIFA that contemplated PRIFA issuing up to $2.95 billion of bonds and a series of potential actions that would have, among other things, strengthened PRHTA. However, the Governor’s statement in late June 2015 that a comprehensive debt restructuring may be necessary has created uncertainty around this effort, and published reports suggest that there may not be a market for the debt issuance by PRIFA that was contemplated as part of a series of actions that would have strengthened PRHTA. In addition, because certain revenues supporting PRHTA are subject to a prior constitutional claim of the Commonwealth, the increased financial difficulties of the Commonwealth itself has increased the uncertainty regarding the full and timely receipt by PRHTA of such revenues.

Municipal Finance Agency
As of September 30, 2015, the Company had $387 million net par outstanding of bonds issued by the Puerto Rico Municipal Finance Agency (“MFA”) secured by a pledge of local property tax revenues. On October 13, 2015, the Company filed a motion to intervene in litigation between Centro de Recaudación de Ingresos Municipales (“CRIM”) and the GDB in which CRIM is seeking to ensure that the pledged tax revenues are, and will continue to be, available to support the MFA bonds. While the Company’s motion to intervene was denied, the GDB and CRIM have reported that they executed a new deed of trust that requires the GDB, as fiduciary, to keep the pledged tax revenues separate from any other GDB monies or accounts and that governs the manner in which the pledged revenues may be invested and dispersed.

The following tables show the Company’s insured exposure to general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations.

Puerto Rico
Gross Par and Gross Debt Service Outstanding

	Gross Par Outstanding		Gross Debt Service Outstanding
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
	(in millions)
Previously Subject to the Voided Recovery Act (1)	$2,965	$3,058	$5,164	$5,326
Not Previously Subject to the Voided Recovery Act	2,833	2,977	4,520	4,748
Total	$5,798	$6,035	$9,684	$10,074
____________________

(1)
On February 6, 2015, the U.S. District Court for the District of Puerto Rico ruled that the Recovery Act is preempted by the Federal Bankruptcy Code and is therefore void, and on July 6, 2015, the U.S. Court of Appeals for the First Circuit upheld that ruling.

Puerto Rico
Net Par Outstanding

	As of September 30, 2015		As of December 31, 2014
	Total (1)	Internal Rating	Total	Internal Rating
	(in millions)
Exposures Previously Subject to the Voided Recovery Act:
PRHTA (Transportation revenue)	$909	CCC-	$844	BB-
PREPA	744	CC	772	B-
Puerto Rico Aqueduct and Sewer Authority	388	CCC	384	BB-
PRHTA (Highway revenue)	370	CCC	273	BB
Puerto Rico Convention Center District Authority	164	CCC-	174	BB-
Total	2,575		2,447

Exposures Not Previously Subject to the Voided Recovery Act:
Commonwealth of Puerto Rico - General Obligation Bonds	1,620	CCC	1,672	BB
MFA	387	CCC-	399	BB-
Puerto Rico Sales Tax Financing Corporation	269	CCC+	269	BBB
Puerto Rico Public Buildings Authority	188	CCC	100	BB
GDB	33	CCC	33	BB
PRIFA	18	CCC-	18	BB-
University of Puerto Rico	1	CCC-	1	BB-
Total	2,516		2,492
Total net exposure to Puerto Rico	$5,091		$4,939
____________________

(1)
As of September 30, 2015, the Company's Puerto Rico exposures increased due to (1) net par of $385 million acquired in the Radian Asset Acquisition, of which $21 million was of PREPA and $166 million of PRHTA, and (2) a commutation of previously ceded Puerto Rico exposures.

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

Amortization Schedule of Puerto Rico Net Par Outstanding
and Net Debt Service Outstanding
As of September 30, 2015

	Scheduled Net Par Amortization			Scheduled Net Debt Service Amortization
	Previously Subject to the Voided Recovery Act	Not Previously Subject to the Voided Recovery Act	Total	Previously Subject to the Voided Recovery Act	Not Previously Subject to the Voided Recovery Act	Total
	(in millions)
2015 (October 1 - December 31)	$0	$33	$33	$2	$34	$36
2016	98	204	302	229	330	559
2017	51	171	222	175	289	464
2018	56	123	179	178	232	410
2019	74	130	204	192	232	424
2020	87	183	270	202	280	482
2021	66	59	125	176	147	323
2022	47	68	115	153	152	305
2023	110	41	151	214	123	337
2024	89	85	174	188	164	352
2025-2029	619	395	1,014	1,032	723	1,755
2030-2034	506	474	980	788	713	1,501
2035 -2039	429	284	713	569	384	953
2040 -2044	97	266	363	171	297	468
2045 -2047	246	—	246	272	—	272
Total	$2,575	$2,516	$5,091	$4,541	$4,100	$8,641

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

Net Direct Economic Exposure to Selected European Countries(1)
As of September 30, 2015

	Hungary	Italy	Portugal	Spain	Total
	(in millions)
Sovereign and sub-sovereign exposure:
Non-infrastructure public finance (2)	$—	$815	$89	$256	$1,160
Infrastructure finance	279	11	—	123	413
Total sovereign and sub-sovereign exposure	279	826	89	379	1,573
Non-sovereign exposure:
Regulated utilities	—	218	—	—	218
RMBS and other structured finance	176	254	—	13	443
Total non-sovereign exposure	176	472	—	13	661
Total	$455	$1,298	$89	$392	$2,234
Total BIG (See Note 6)	$385	$—	$89	$392	$866
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

The Company has excluded from the exposure tables above its indirect economic exposure to the Selected European Countries through policies it provides on pooled corporate and commercial receivables transactions. The Company calculates indirect exposure to a country by multiplying the par amount of a transaction insured by the Company times the percent of the relevant collateral pool reported as having a nexus to the country. On that basis, the Company has calculated exposure of $278 million to Selected European Countries (plus Greece) in transactions with $4.8 billion of net par outstanding. The indirect exposure to credits with a nexus to Greece is $8 million across several highly rated pooled corporate obligations with net par outstanding of $333 million.

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

Net Earned Premiums

	Third Quarter		Nine Months
	2015	2014	2015	2014
	(in millions)
Scheduled net earned premiums	$104	$105	$318	$318
Acceleration of net earned premiums	105	36	242	79
Accretion of discount on net premiums receivable	4	3	13	14
Financial guaranty insurance net earned premiums	213	144	573	411
Other	0	0	1	1
Net earned premiums(1)	$213	$144	$574	$412
 ___________________

(1)
Excludes $6 million and $5 million for Third Quarter 2015 and 2014, respectively, and $16 million and $27 million for Nine Months 2015 and 2014, respectively, related to consolidated financial guaranty ("FG") VIEs.

Components of Unearned Premium Reserve

	As of September 30, 2015			As of December 31, 2014
	Gross	Ceded	Net(1)	Gross	Ceded	Net(1)
	(in millions)
Deferred premium revenue:
Financial guaranty insurance	$4,126	$271	$3,855	$4,167	$387	$3,780
Other	0	—	0	0	—	0
Deferred premium revenue	$4,126	$271	$3,855	$4,167	$387	$3,780
Contra-paid (2)	(14)	(8)	(6)	94	(6)	100
Unearned premium reserve	$4,112	$263	$3,849	$4,261	$381	$3,880
 ____________________

(1)	Excludes $120 million and $125 million of deferred premium revenue, and $35 million and $42 million of contra-paid related to FG VIEs as of September 30, 2015 and December 31, 2014, respectively.

(2)	See Note 7, "Financial Guaranty Insurance Losses– Insurance Contracts' Loss Information" for an explanation of "contra-paid".

Gross Premium Receivable,
Net of Commissions on Assumed Business
Roll Forward

	Nine Months
	2015	2014
	(in millions)
Beginning of period, December 31	$729	$876
Premiums receivable acquired in Radian Asset Acquisition on April 1, 2015	2	—
Gross premium written, net of commissions on assumed business	103	116
Gross premiums received, net of commissions on assumed business	(140)	(172)
Adjustments:
Changes in the expected term	(11)	(21)
Accretion of discount, net of commissions on assumed business	15	17
Foreign exchange translation	(18)	(16)
Consolidation/deconsolidation of FG VIEs	(4)	1
End of period, September 30 (1)	$676	$801
____________________

(1)	Excludes $23 million and $18 million as of September 30, 2015 and September 30, 2014, respectively, related to consolidated FG VIEs.

Foreign exchange translation relates to installment premium receivables denominated in currencies other than the U.S. dollar. Approximately 50% and 51% of installment premiums at September 30, 2015 and December 31, 2014, respectively, are denominated in currencies other than the U.S. dollar, primarily the Euro and British Pound Sterling.

The timing and cumulative amount of actual collections may differ from expected collections in the tables below due to factors such as foreign exchange rate fluctuations, counterparty collectability issues, accelerations, commutations and changes in expected lives.

Expected Collections of
Financial Guaranty Gross Premiums Receivable,
Net of Commissions on Assumed Business
(Undiscounted)

As of September 30, 2015
(in millions)
2015 (October 1 – December 31)	$25
2016	77
2017	68
2018	61
2019	57
2020-2024	240
2025-2029	155
2030-2034	108
After 2034	99
Total(1)	$890
 ____________________

(1)	Excludes expected cash collections on FG VIEs of $28 million.

Scheduled Financial Guaranty Net Earned Premiums

As of September 30, 2015
(in millions)
2015 (October 1 – December 31)	$99
2016	379
2017	331
2018	299
2019	272
2020-2024	1,066
2025-2029	678
2030-2034	405
After 2034	326
Net deferred premium revenue(1)	3,855
Future accretion	197
Total future net earned premiums	$4,052
 ____________________

(1)	Excludes scheduled net earned premiums on consolidated FG VIEs of $120 million.

Selected Information for Financial Guaranty Policies Paid in Installments

	As of September 30, 2015	As of December 31, 2014
	(dollars in millions)
Premiums receivable, net of commission payable	$676	$729
Gross deferred premium revenue	1,250	1,370
Weighted-average risk-free rate used to discount premiums	3.4%	3.5%
Weighted-average period of premiums receivable (in years)	9.3	9.4

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

The Company does not use traditional actuarial approaches to determine its estimates of expected losses. Actual losses will ultimately depend on future events or transaction performance and may be influenced by many interrelated factors that are difficult to predict. As a result, the Company's current projections of probable and estimable losses may be subject to considerable volatility and may not reflect the Company's ultimate claims paid.

The following tables present a roll forward of the present value of net expected loss to be paid for all contracts, whether accounted for as insurance, credit derivatives or FG VIEs, by sector, after the benefit for net expected recoveries for contractual breaches of representations and warranties ("R&W"). The Company used weighted average risk-free rates for U.S. dollar denominated obligations that ranged from 0.0% to 3.34% as of September 30, 2015 and 0.0% to 3.37% as of December 31, 2014.

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward

	Third Quarter 2015	Nine Months 2015
	(in millions)
Net expected loss to be paid, beginning of period	$1,510	$1,169
Net expected loss to be paid on Radian Asset portfolio as of April 1, 2015	—	190
Economic loss development due to:
Accretion of discount	10	24
Changes in discount rates	11	(29)
Changes in timing and assumptions	(24)	191
Total economic loss development	(3)	186
Paid losses	(200)	(238)
Net expected loss to be paid, end of period	$1,307	$1,307

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward by Sector
Third Quarter 2015

	Net Expected Loss to be Paid (Recovered) as of June 30, 2015	Economic Loss Development	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2015 (2)
	(in millions)
Public Finance:
U.S. public finance	$613	$92	$(18)	$687
Non-U.S public finance	44	(1)	—	43
Public Finance	657	91	(18)	730
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	1	0	(1)	0
Alt-A first lien	265	(111)	(108)	46
Option ARM	(18)	(4)	6	(16)
Subprime	273	26	(20)	279
Total first lien	521	(89)	(123)	309
Second lien:
Closed-end second lien	9	0	2	11
HELOCs	(6)	13	8	15
Total second lien	3	13	10	26
Total U.S. RMBS	524	(76)	(113)	335
Triple-X life insurance transactions	165	1	(68)	98
TruPS	10	(5)	—	5
Student loans	58	(2)	0	56
Other structured finance	96	(12)	(1)	83
Structured Finance	853	(94)	(182)	577
Total	$1,510	$(3)	$(200)	$1,307

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward by Sector
Third Quarter 2014

	Net Expected Loss to be Paid (Recovered) as of June 30, 2014	Economic Loss Development	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2014
	(in millions)
Public Finance:
U.S. public finance	$339	$2	$(8)	$333
Non-U.S public finance	52	(1)	—	51
Public Finance	391	1	(8)	384
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	11	(1)	—	10
Alt-A first lien	301	(18)	(35)	248
Option ARM	(51)	—	20	(31)
Subprime	341	(11)	(23)	307
Total first lien	602	(30)	(38)	534
Second lien:
Closed-end second lien	(9)	2	2	(5)
HELOCs	(117)	(34)	3	(148)
Total second lien	(126)	(32)	5	(153)
Total U.S. RMBS	476	(62)	(33)	381
Triple-X life insurance transactions	90	3	(1)	92
TruPS	32	(5)	(1)	26
Student loans	58	6	—	64
Other structured finance	(12)	(6)	4	(14)
Structured Finance	644	(64)	(31)	549
Total	$1,035	$(63)	$(39)	$933

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward by Sector
Nine Months 2015

	Net Expected Loss to be Paid (Recovered) as of December 31, 2014 (2)	Net Expected Loss to be Paid (Recovered) on Radian Asset portfolio as of April 1, 2015	Economic Loss Development	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2015 (2)
	(in millions)
Public Finance:
U.S. public finance	$303	$81	$327	$(24)	$687
Non-U.S public finance	45	4	(6)	—	43
Public Finance	348	85	321	(24)	730
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	4	—	(1)	(3)	0
Alt-A first lien	304	7	(132)	(133)	46
Option ARM	(16)	0	(3)	3	(16)
Subprime	303	(4)	19	(39)	279
Total first lien	595	3	(117)	(172)	309
Second lien:
Closed-end second lien	8	—	(2)	5	11
HELOCs	(19)	1	15	18	15
Total second lien	(11)	1	13	23	26
Total U.S. RMBS	584	4	(104)	(149)	335
Triple-X life insurance transactions	161	—	8	(71)	98
TruPS	23	—	(18)	—	5
Student loans	68	—	(7)	(5)	56
Other structured finance	(15)	101	(14)	11	83
Structured Finance	821	105	(135)	(214)	577
Total	$1,169	$190	$186	$(238)	$1,307

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward by Sector
Nine Months 2014

	Net Expected Loss to be Paid (Recovered) as of December 31, 2013	Economic Loss Development	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2014
	(in millions)
Public Finance:
U.S. public finance	$264	$107	$(38)	$333
Non-U.S public finance	57	(6)	—	51
Public Finance	321	101	(38)	384
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	21	(11)	—	10
Alt-A first lien	304	(6)	(50)	248
Option ARM	(9)	(39)	17	(31)
Subprime	304	(12)	15	307
Total first lien	620	(68)	(18)	534
Second lien:
Closed-end second lien	(11)	2	4	(5)
HELOCs	(116)	(65)	33	(148)
Total second lien	(127)	(63)	37	(153)
Total U.S. RMBS	493	(131)	19	381
Triple-X life insurance transactions	75	21	(4)	92
TruPS	51	(24)	(1)	26
Student loans	52	12	—	64
Other structured finance	(10)	(7)	3	(14)
Structured Finance	661	(129)	17	549
Total	$982	$(28)	$(21)	$933
____________________

(1)
Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded in reinsurance recoverable on paid losses included in other assets. The Company paid $7 million and $6 million in LAE for Third Quarter 2015 and 2014, respectively, and $16 million and $20 million in LAE for Nine Months 2015 and 2014, respectively.

(2)	Includes expected LAE to be paid of $13 million as of September 30, 2015 and $16 million as of December 31, 2014.

Net Expected Recoveries from
Breaches of R&W Rollforward
Third Quarter 2015

	Future Net R&W Benefit as of June 30, 2015	R&W Development and Accretion of Discount During Third Quarter 2015	R&W (Recovered) During Third Quarter 2015	Future Net R&W Benefit as of September 30, 2015 (1)
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$1	$0	$0	$1
Alt-A first lien	93	9	(2)	100
Option ARM	(33)	(5)	(20)	(58)
Subprime	81	(4)	(3)	74
Total first lien	142	0	(25)	117
Second lien:
Closed-end second lien	83	(1)	(1)	81
HELOC	—	—	—	—
Total second lien	83	(1)	(1)	81
Total	$225	$(1)	$(26)	$198

Net Expected Recoveries from
Breaches of R&W Rollforward
Third Quarter 2014

	Future Net R&W Benefit as of June 30, 2014	R&W Development and Accretion of Discount During Third Quarter 2014	R&W (Recovered) During Third Quarter 2014	Future Net R&W Benefit as of September 30, 2014
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$3	$1	$(1)	$3
Alt-A first lien	263	19	(79)	203
Option ARM	144	10	(76)	78
Subprime	99	5	(7)	97
Total first lien	509	35	(163)	381
Second lien:
Closed-end second lien	93	(1)	(3)	89
HELOC	49	59	—	108
Total second lien	142	58	(3)	197
Total	$651	$93	$(166)	$578

Net Expected Recoveries from
Breaches of R&W Rollforward
Nine Months 2015

	Future Net R&W Benefit as of December 31, 2014	Future Net R&W Benefit on Radian Asset portfolio as of April 1,2015	R&W Development and Accretion of Discount During 2015	R&W (Recovered) During 2015	Future Net R&W Benefit as of September 30, 2015 (1)
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$2	$—	$(1)	$0	$1
Alt-A first lien	106	—	(1)	(5)	100
Option ARM	15	—	(19)	(54)	(58)
Subprime	109	1	(27)	(9)	74
Total first lien	232	1	(48)	(68)	117
Second lien:
Closed-end second lien	85	1	0	(5)	81
HELOC	—	—	—	—	—
Total second lien	85	1	—	(5)	81
Total	$317	$2	$(48)	$(73)	$198

Net Expected Recoveries from
Breaches of R&W Rollforward
Nine Months 2014

	Future Net R&W Benefit as of December 31, 2013	R&W Development and Accretion of Discount During 2014	R&W (Recovered) During 2014	Future Net R&W Benefit as of September 30, 2014
	(in millions)
U.S. RMBS:
First lien:
Prime first lien	$4	$—	$(1)	$3
Alt-A first lien	274	20	(91)	203
Option ARM	173	30	(125)	78
Subprime	118	34	(55)	97
Total first lien	569	84	(272)	381
Second lien:
Closed-end second lien	98	(4)	(5)	89
HELOC	45	80	(17)	108
Total second lien	143	76	(22)	197
Total	$712	$160	$(294)	$578
___________________
(1)    See the section "Breaches of Representations and Warranties" below for eligible assets held in trust.

The following tables present the present value of net expected loss to be paid for all contracts by accounting model, by sector and after the benefit for estimated and contractual recoveries for breaches of R&W.

Net Expected Loss to be Paid (Recovered)
By Accounting Model
As of September 30, 2015

	Financial Guaranty Insurance	FG VIEs(1) and Other	Credit Derivatives(2)	Total
	(in millions)
Public Finance:
U.S. public finance	$687	$—	$0	$687
Non-U.S. public finance	43	—	—	43
Public Finance	730	—	0	730
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	2	—	(2)	0
Alt-A first lien	109	16	(79)	46
Option ARM	(17)	—	1	(16)
Subprime	159	63	57	279
Total first lien	253	79	(23)	309
Second lien:
Closed-end second lien	(23)	30	4	11
HELOCs	7	8	—	15
Total second lien	(16)	38	4	26
Total U.S. RMBS	237	117	(19)	335
Triple-X life insurance transactions	88	—	10	98
TruPS	0	—	5	5
Student loans	56	—	—	56
Other structured finance	34	18	31	83
Structured Finance	415	135	27	577
Total	$1,145	$135	$27	$1,307

Net Expected Loss to be Paid (Recovered)
By Accounting Model
As of December 31, 2014

	Financial Guaranty Insurance	FG VIEs(1) and Other	Credit Derivatives(2)	Total
	(in millions)
Public Finance:
U.S. public finance	$303	$—	$—	$303
Non-U.S. public finance	45	—	—	45
Public Finance	348	—	—	348
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	2	—	2	4
Alt-A first lien	288	17	(1)	304
Option ARM	(15)	—	(1)	(16)
Subprime	163	71	69	303
Total first lien	438	88	69	595
Second lien:
Closed-end second lien	(27)	31	4	8
HELOCs	(26)	7	—	(19)
Total second lien	(53)	38	4	(11)
Total U.S. RMBS	385	126	73	584
Triple-X life insurance transactions	153	—	8	161
TruPS	1	—	22	23
Student loans	68	—	—	68
Other structured finance	34	(4)	(45)	(15)
Structured Finance	641	122	58	821
Total	$989	$122	$58	$1,169
___________________
(1)    Refer to Note 10, Consolidated Variable Interest Entities.

(2)    Refer to Note 9, Financial Guaranty Contracts Accounted for as Credit Derivatives.

The following tables present the net economic loss development for all contracts by accounting model, by sector and after the benefit for estimated and contractual recoveries for breaches of R&W.

Net Economic Loss Development (Benefit)
By Accounting Model
Third Quarter 2015

	Financial Guaranty Insurance	FG VIEs(1) and Other	Credit Derivatives(2)	Total
	(in millions)
Public Finance:
U.S. public finance	$91	$—	$1	$92
Non-U.S. public finance	(1)	—	0	(1)
Public Finance	90	—	1	91
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	0	—	0	0
Alt-A first lien	(44)	0	(67)	(111)
Option ARM	(2)	—	(2)	(4)
Subprime	16	7	3	26
Total first lien	(30)	7	(66)	(89)
Second lien:
Closed-end second lien	(1)	1	0	0
HELOCs	12	1	—	13
Total second lien	11	2	0	13
Total U.S. RMBS	(19)	9	(66)	(76)
Triple-X life insurance transactions	(1)	—	2	1
TruPS	0	—	(5)	(5)
Student loans	(2)	—	—	(2)
Other structured finance	(1)	0	(11)	(12)
Structured Finance	(23)	9	(80)	(94)
Total	$67	$9	$(79)	$(3)

Net Economic Loss Development (Benefit)
By Accounting Model
Third Quarter 2014

	Financial Guaranty Insurance	FG VIEs(1) and Other	Credit Derivatives(2)	Total
	(in millions)
Public Finance:
U.S. public finance	$2	$—	$—	$2
Non-U.S. public finance	(1)	—	—	(1)
Public Finance	1	—	—	1
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	(1)	—	—	(1)
Alt-A first lien	6	(2)	(22)	(18)
Option ARM	7	—	(7)	—
Subprime	(21)	8	2	(11)
Total first lien	(9)	6	(27)	(30)
Second lien:
Closed-end second lien	2	1	(1)	2
HELOCs	(48)	14	—	(34)
Total second lien	(46)	15	(1)	(32)
Total U.S. RMBS	(55)	21	(28)	(62)
Triple-X life insurance transactions	3	—	—	3
TruPS	(1)	—	(4)	(5)
Student loans	6	—	—	6
Other structured finance	(4)	—	(2)	(6)
Structured Finance	(51)	21	(34)	(64)
Total	$(50)	$21	$(34)	$(63)

Net Economic Loss Development (Benefit)
By Accounting Model
Nine Months 2015

	Financial Guaranty Insurance	FG VIEs(1) and Other	Credit Derivatives(2)	Total
	(in millions)
Public Finance:
U.S. public finance	$332	$—	$(5)	$327
Non-U.S. public finance	(6)	—	0	(6)
Public Finance	326	—	(5)	321
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	0	—	(1)	(1)
Alt-A first lien	(54)	(1)	(77)	(132)
Option ARM	(5)	—	2	(3)
Subprime	12	10	(3)	19
Total first lien	(47)	9	(79)	(117)
Second lien:
Closed-end second lien	(2)	0	0	(2)
HELOCs	14	1	—	15
Total second lien	12	1	0	13
Total U.S. RMBS	(35)	10	(79)	(104)
Triple-X life insurance transactions	4	—	4	8
TruPS	(1)	—	(17)	(18)
Student loans	(7)	—	—	(7)
Other structured finance	(1)	0	(13)	(14)
Structured Finance	(40)	10	(105)	(135)
Total	$286	$10	$(110)	$186

Net Economic Loss Development (Benefit)
By Accounting Model
Nine Months 2014

	Financial Guaranty Insurance	FG VIEs(1) and Other	Credit Derivatives(2)	Total
	(in millions)
Public Finance:
U.S. public finance	$107	$—	$—	$107
Non-U.S. public finance	(5)	—	(1)	(6)
Public Finance	102	—	(1)	101
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	—	—	(11)	(11)
Alt-A first lien	32	(12)	(26)	(6)
Option ARM	(32)	1	(8)	(39)
Subprime	(25)	9	4	(12)
Total first lien	(25)	(2)	(41)	(68)
Second lien:
Closed-end second lien	—	4	(2)	2
HELOCs	(138)	73	—	(65)
Total second lien	(138)	77	(2)	(63)
Total U.S. RMBS	(163)	75	(43)	(131)
Triple-X life insurance transactions	20	—	1	21
TruPS	(2)	—	(22)	(24)
Student loans	12	—	—	12
Other structured finance	(6)	(1)	—	(7)
Structured Finance	(139)	74	(64)	(129)
Total	$(37)	$74	$(65)	$(28)
_________________
(1)    Refer to Note 10, Consolidated Variable Interest Entities.

(2)    Refer to Note 9, Financial Guaranty Contracts Accounted for as Credit Derivatives.

Selected U.S. Public Finance Transactions

The Company insures general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $5.1 billion net par as of September 30, 2015, all of which are BIG. For additional information regarding the Company's exposure to general obligations of Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations, please refer to "Exposure to Puerto Rico" in Note 4, Outstanding Exposure.
On February 25, 2015, a plan of adjustment resolving the bankruptcy filing of the City of Stockton, California under chapter 9 of the U.S. Bankruptcy Code became effective. As of September 30, 2015, the Company’s net exposure subject to the plan consists of $115 million of pension obligation bonds. As part of the plan settlement, the City will repay the pension obligation bonds from certain fixed payments and certain variable payments contingent on the City's revenue growth. The Company agreed as part of the plan to cancel its $40 million of the City’s lease revenue bonds in exchange for the irrevocable option to take title to the office building that served as collateral for the lease revenue bonds. The Company also receives net rental payments from the office building. The Company no longer reflects the canceled lease revenue bonds as outstanding insured net par, but instead the financial statements reflect an investment in the office building and related lease revenue and expenses. As of September 30, 2015, the office building is carried at approximately $29 million and is reported as part of Other Assets.
The Company has $337 million of net par exposure to the Louisville Arena Authority. The bond proceeds were used to construct the KFC Yum Center, home to the University of Louisville men's and women's basketball teams. Actual revenues available for Debt Service are well below original projections, and under the Company's internal rating scale, the transaction is BIG.

In December 2014, the City of Detroit emerged from bankruptcy under chapter 9 of the U.S. Bankruptcy Code. The Company still expects to make debt service payments on the 15.5% of the City’s unlimited tax general obligation that were not exchanged as part of the related settlement. As of September 30, 2015, these bonds had a net debt service outstanding of $23 million.

As a result of the Radian Asset Acquisition, the Company has approximately $21 million of net par exposure as of September 30, 2015 to bonds issued by Parkway East Public Improvement District, which is located in Madison County, Mississippi. The bonds, which are rated BIG, are payable from special assessments on properties within the District, as well as amounts paid under a contribution agreement with the County in which the County covenants that it will provide funds in the event special assessments are not sufficient to make a debt service payment. The special assessments have not been sufficient to pay debt service in full. In earlier years, the County provided funding to cover the balance of the debt service requirement, but the County now claims that the District’s failure to reimburse it within the two years stipulated in the contribution agreement means that the County is not required to provide funding until it is reimbursed. A declaratory judgment action is pending against the District and the County to establish the Company's rights under the contribution agreement. See "Recovery Litigation" below.

The Company also has $15.4 billion of net par exposure to healthcare transactions. The BIG net par outstanding in this sector is $351 million, $301 million of which was acquired as part of the Radian Asset Acquisition.

The Company projects that its total net expected loss across its troubled U.S. public finance credits as of September 30, 2015, which incorporated the likelihood of the outcomes mentioned above, will be $687 million, compared with a net expected loss of $613 million as of June 30, 2015 and $303 million as of December 31, 2014. On April 1, 2015, the Radian Asset Acquisition added $81 million in net economic losses to be paid for U.S. public finance credits. Economic loss development in Third Quarter 2015 was $92 million, which was primarily attributable to Puerto Rico exposures. Economic loss development in Nine Months 2015 was $327 million, which was also primarily attributable to Puerto Rico exposures.

Certain Selected European Country Sub-Sovereign Transactions

The Company insures and reinsures credits with sub-sovereign exposure to various Spanish and Portuguese issuers where a Spanish and Portuguese sovereign default may cause the sub-sovereigns also to default. The Company's gross exposure to these Spanish and Portuguese credits is $474 million and $96 million, respectively, and exposure net of reinsurance for Spanish and Portuguese credits is $379 million and $89 million, respectively. The Company rates most of these issuers in the BB category due to the financial condition of Spain and Portugal and their dependence on the sovereign. The Company's Hungary exposure is to infrastructure bonds dependent on payments from Hungarian governmental entities. The Company's gross exposure to these Hungarian credits is $282 million and its exposure net of reinsurance is $279 million, all of which is rated BIG. The Company estimated net expected losses of $41 million related to these Spanish, Portuguese and Hungarian credits. The economic benefit of approximately $1 million during Third Quarter 2015 and $5 million during Nine Months 2015 was primarily related to changes in the exchange rate between the Euro and US Dollar.

Infrastructure Finance

The Company has insured exposure of approximately $3.0 billion to infrastructure transactions with refinancing risk as to which the Company may need to make claim payments that it did not anticipate paying when the policies were issued. Although the Company may not experience ultimate loss on a particular transaction, the aggregate amount of the claim payments may be substantial and reimbursement may not occur for an extended time. These transactions generally involve long-term infrastructure projects that were financed by bonds that mature prior to the expiration of the project concession. The Company expects the cash flows from these projects to be sufficient to repay all of the debt over the life of the project concession, but also expects the debt to be refinanced in the market at or prior to its maturity. If the issuer is unable to refinance the debt due to market conditions, the Company may have to pay a claim when the debt matures, and then recover its payment from cash flows produced by the project in the future. The Company generally projects that in most scenarios it will be fully reimbursed for such payments. However, the recovery of the payments is uncertain and may take from 10 to 35 years, depending on the transaction and the performance of the underlying collateral. The Company estimates total claims for the two largest transactions with significant refinancing risk, assuming no refinancing, and based on certain performance assumptions, could be $2.0 billion on a gross basis; such claims would be payable from 2017 through 2022.

Approach to Projecting Losses in U.S. RMBS

The Company projects losses on its insured U.S. RMBS on a transaction-by-transaction basis by projecting the performance of the underlying pool of mortgages over time and then applying the structural features (i.e., payment priorities and tranching) of the RMBS and any R&W agreements to the projected performance of the collateral over time. The resulting projected claim payments or reimbursements are then discounted using risk-free rates.
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

In order to derive collateral pool losses from the collateral pool defaults it has projected, the Company applies a loss severity. The loss severity is the amount of loss the transaction experiences on a defaulted loan after the application of net proceeds from the disposal of the underlying property. The Company projects loss severities by sector based on its experience to date. The Company continues to update its evaluation of these loss severities as new information becomes available.

The Company has been enforcing claims for breaches of R&W regarding the characteristics of the loans included in the collateral pools, and by reaching agreements with certain R&W providers in early October, has completed its pursuit of R&W claims. The Company calculates a credit for R&W recoveries to include in its cash flow projections based on agreements it has with R&W providers, which are described in more detail under "Breaches of Representations and Warranties" below.

In some instances, the terms of the Company's policy gives it the option to pay principal on an accelerated basis, thereby reducing the amount of guaranteed interest due in the future. The Company has at times exercised this option, which uses cash but reduces projected future losses.

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

Third Quarter and Nine Months 2015 U.S. RMBS Loss Projections

Based on its observation during the period of the performance of its insured transactions (including early stage delinquencies, late stage delinquencies and loss severity) as well as the residential property market and economy in general, the Company chose to use the same general assumptions to project RMBS losses as of September 30, 2015 as it used as of June 30, 2015, except that, for its first lien RMBS loss projections it again this quarter shortened by three months the period it is projecting it will take in the base case to reach the final CDR. For the Nine Months 2015, first lien RMBS projections reflect a shortening of the period it is projecting it will take in the base case to reach the final CDR by nine months as compared with December 31, 2014.

U.S. First Lien RMBS Loss Projections: Alt-A First Lien, Option ARM, Subprime and Prime

     The majority of projected losses in first lien RMBS transactions are expected to come from non-performing mortgage loans (those that are or in the past twelve months have been two or more payments behind, have been modified, are in foreclosure, or have been foreclosed upon). Changes in the amount of non-performing loans from the amount projected in the previous period are one of the primary drivers of loss development in this portfolio. In order to determine the number of defaults resulting from these delinquent and foreclosed loans, the Company applies a liquidation rate assumption to loans in each of various non-performing categories. The Company arrived at its liquidation rates based on data purchased from a third party provider and assumptions about how delays in the foreclosure process and loan modifications may ultimately affect the rate at which loans are liquidated. Each year the Company reviews the most recent twenty-four months of this data and (if necessary) adjusts its liquidation rates based on its observations. The following table shows liquidation assumptions for various non-performing categories.

First Lien Liquidation Rates

	September 30, 2015	June 30, 2015	December 31, 2014
Current Loans Modified in the Previous 12 Months
Alt A and Prime	25%	25%	25%
Option ARM	25	25	25
Subprime	25	25	25
Current Loans Delinquent in the Previous 12 Months
Alt A and Prime	25	25	25
Option ARM	25	25	25
Subprime	25	25	25
30 – 59 Days Delinquent
Alt A and Prime	35	35	35
Option ARM	45	40	40
Subprime	50	35	35
60 – 89 Days Delinquent
Alt A and Prime	45	50	50
Option ARM	55	55	55
Subprime	55	40	40
90+ Days Delinquent
Alt A and Prime	55	60	60
Option ARM	65	65	65
Subprime	60	55	55
Bankruptcy
Alt A and Prime	45	45	45
Option ARM	50	50	50
Subprime	40	40	40
Foreclosure
Alt A and Prime	65	75	75
Option ARM	75	80	80
Subprime	70	70	70
Real Estate Owned
All	100	100	100

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

In the base case, after the initial 36-month CDR plateau period, each transaction’s CDR is projected to improve over 12 months to an intermediate CDR (calculated as 20% of its CDR plateau); that intermediate CDR is held constant for 36 months and then trails off in steps to a final CDR of 5% of the CDR plateau. In the base case, the Company assumes the final CDR will be reached 7.75 years after the initial 36-month CDR plateau period, which is three months shorter than assumed as of June 30, 2015 and nine months shorter than assumed at December 31, 2014. Under the Company’s methodology, defaults projected to occur in the first 36 months represent defaults that can be attributed to loans that were modified or delinquent in the last 12 months or that are currently delinquent or in foreclosure, while the defaults projected to occur using the projected CDR trend after the first 36 month period represent defaults attributable to borrowers that are currently performing or are projected to reperform.

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

Key Assumptions in Base Case Expected Loss Estimates
First Lien RMBS(1)

	As of September 30, 2015				As of June 30, 2015				As of December 31, 2014
	Range			Weighted Average	Range			Weighted Average	Range			Weighted Average
Alt-A First Lien
Plateau CDR	2.4%	-	15.4%	6.4%	1.7%	–	13.3%	7.1%	2.0%	–	13.4%	7.3%
Intermediate CDR	0.5%	-	3.1%	1.3%	0.3%	–	2.7%	1.4%	0.4%	–	2.7%	1.5%
Period until intermediate CDR	48 months				48 months				48 months
Final CDR	0.1%	-	0.8%	0.3%	0.1%	–	0.7%	0.3%	0.1%	–	0.7%	0.3%
Initial loss severity:
2005 and prior	60.0%				60.0%				60.0%
2006	70.0%				70.0%				70.0%
2007	65.0%				65.0%				65.0%
Initial conditional prepayment rate ("CPR")	2.7%	-	32.0%	8.9%	1.6%	–	27.7%	8.5%	1.7%	–	21.0%	7.7%
Final CPR(2)	15.0%	-	32.0%	15.5%	15.0%	–	27.7%	15.3%	15%
Option ARM
Plateau CDR	3.6%	-	11.2%	8.5%	4.0%	–	12.1%	9.2%	4.3%	–	14.2%	10.6%
Intermediate CDR	0.7%	-	2.2%	1.7%	0.8%	–	2.4%	1.8%	0.9%	–	2.8%	2.1%
Period until intermediate CDR	48 months				48 months				48 months
Final CDR	0.2%	-	0.6%	0.4%	0.2%	–	0.6%	0.5%	0.2%	–	0.7%	0.5%
Initial loss severity:
2005 and prior	60.0%				60.0%				60.0%
2006	70.0%				70.0%				70.0%
2007	65.0%				65.0%				65.0%
Initial CPR	2.2%	-	7.8%	4.9%	1.6%	–	12.3%	5.0%	1.1%	–	11.8%	4.9%
Final CPR(2)	15%				15%				15%
Subprime
Plateau CDR	5.0%	-	13.7%	10.0%	4.9%	–	13.5%	9.7%	4.9%	–	15.0%	10.6%
Intermediate CDR	1.0%	-	2.7%	2.0%	1.0%	–	2.7%	1.9%	1.0%	–	3.0%	2.1%
Period until intermediate CDR	48 months				48 months				48 months
Final CDR	0.3%	-	0.7%	0.4%	0.2%	–	0.7%	0.4%	0.2%	–	0.7%	0.4%
Initial loss severity:
2005 and prior	75.0%				75.0%				75.0%
2006	90.0%				90.0%				90.0%
2007	90.0%				90.0%				90.0%
Initial CPR	0.0%	-	9.3%	3.9%	0.0%	–	8.7%	4.0%	0.0%	–	10.5%	6.1%
Final CPR(2)	15%				15%				15%
____________________
(1)                                Represents variables for most heavily weighted scenario (the “base case”).

(2)	For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used.

 The rate at which the principal amount of loans is voluntarily prepaid may impact both the amount of losses projected (since that amount is a function of the conditional default rate, the loss severity and the loan balance over time) as well as the amount of excess spread (the amount by which the interest paid by the borrowers on the underlying loan exceeds the amount of interest owed on the insured obligations). The assumption for the voluntary CPR follows a similar pattern to that of the conditional default rate. The current level of voluntary prepayments is assumed to continue for the plateau period before gradually increasing over 12 months to the final CPR, which is assumed to be 15% in the base case. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. These assumptions are the same as those the Company used for June 30, 2015 and December 31, 2014.

In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the conditional default rate returned to its modeled equilibrium, which was defined as 5% of the initial conditional default rate. The Company also stressed CPR and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios (including its base case) as of September 30, 2015. The Company used a similar approach to establish its pessimistic and optimistic scenarios as of September 30, 2015 as it used as of June 30, 2015 and December 31, 2014, increasing and decreasing the periods of stress from those used in the base case.

In a somewhat more stressful environment than that of the base case, where the conditional default rate plateau was extended six months (to be 42 months long) before the same more gradual conditional default rate recovery and loss severities were assumed to recover over 4.5 rather than 2.5 years (and subprime loss severities were assumed to recover only to 60% and Option ARM and Alt A loss severities to only 45%), expected loss to be paid would increase from current projections by approximately $13 million for Alt-A first liens, $5 million for Option ARM, $49 million for subprime and $1 million for prime transactions.

In an even more stressful scenario where loss severities were assumed to rise and then recover over nine years and the initial ramp-down of the conditional default rate was assumed to occur over 15 months and other assumptions were the same as the other stress scenario, expected loss to be paid would increase from current projections by approximately $33 million for Alt-A first liens, $12 million for Option ARM, $69 million for subprime and $4 million for prime transactions.

In a scenario with a somewhat less stressful environment than the base case, where conditional default rate recovery was somewhat less gradual, expected loss to be paid would decrease from current projections by approximately $1 million for Alt-A first liens, $14 million for Option ARM, $8 million for subprime and $40 thousand for prime transactions.

In an even less stressful scenario where the conditional default rate plateau was six months shorter (30 months, effectively assuming that liquidation rates would improve) and the conditional default rate recovery was more pronounced, (including an initial ramp-down of the conditional default rate over nine months), expected loss to be paid would decrease from current projections by approximately $13 million for Alt-A first liens, $22 million for Option ARM, $36 million for subprime and $0.2 million for prime transactions.

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

Key Assumptions in Base Case Expected Loss Estimates
Second Lien RMBS(1)

HELOC key assumptions	As of September 30, 2015				As of June 30, 2015				As of December 31, 2014
	Range			Weighted Average	Range			Weighted Average	Range			Weighted Average
Plateau CDR	6.0%	–	24.0%	9.5%	5.3%	–	23.3%	8.9%	2.8%	–	6.8%	4.1%
Final CDR trended down to	0.5%	–	3.2%	1.2%	0.5%	–	3.2%	1.2%	0.5%	–	3.2%	1.2%
Period until final CDR	34 months				34 months				34 months
Initial CPR	9.8%			9.8%	9.3%			9.3%	6.9%	–	21.8%	11.0%
Final CPR(2)	10.0%	–	15.0%	13.3%	10.0%	–	15.0%	13.25%	15.0%	–	21.8%	15.5%
Loss severity	90.0%	–	98.0%	90.3%	90.0%	–	98.0%	90.5%	90.0%	–	98.0%	90.4%

Closed-end second lien key assumptions	As of September 30, 2015				As of June 30, 2015				As of December 31, 2014
	Range			Weighted Average	Range			Weighted Average	Range			Weighted Average
Plateau CDR	6.0%	–	19.7%	10.2%	6.0%	–	21.4%	10.8%	5.5%	–	12.5%	7.2%
Final CDR trended down to	3.5%	–	9.2%	4.8%	3.5%	–	9.2%	4.8%	3.5%	–	9.1%	4.9%
Period until final CDR	34 months				34 months				34 months
Initial CPR	5.7%	–	15.1%	9%	5.3%	–	13.4%	8.6%	2.8%	–	13.9%	9.9%
Final CPR(2)	15.0%	–	15.1%	15%	15%				15%
Loss severity	98%				98%				98%
____________________

(1)	Represents variables for most heavily weighted scenario (the “base case”).

(2)	For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used.

In second lien transactions the projection of near-term defaults from currently delinquent loans is relatively straightforward because loans in second lien transactions are generally “charged off” (treated as defaulted) by the securitization’s servicer once the loan is 180 days past due. Most second lien transactions report the amount of loans in five monthly delinquency categories (i.e., 30-59 days past due, 60-89 days past due, 90-119 days past due, 120-149 days past due and 150-179 days past due). The Company estimates the amount of loans that will default over the next five months by calculating current representative liquidation rates. A liquidation rate is the percent of loans in a given cohort (in this instance, delinquency category) that ultimately default. Similar to first liens, the Company then calculates a CDR for six months, which is the period over which the currently delinquent collateral is expected to be liquidated. That CDR is then used as the basis for the plateau period that follows the embedded five months of losses. Liquidation rates assumed as of September 30, 2015, were from 10% to 100%.

For the base case scenario, the CDR (the “plateau CDR”) was held constant for six months. Once the plateau period has ended, the CDR is assumed to gradually trend down in uniform increments to its final long-term steady state CDR. (The long-term steady state CDR is calculated as the constant CDR that would have yielded the amount of losses originally expected at underwriting.) In the base case scenario, the time over which the CDR trends down to its final CDR is 28 months. Therefore, the total stress period for second lien transactions is 34 months, comprising five months of delinquent data, a one month plateau period and 28 months of decrease to the steady state CDR, the same as of June 30, 2015 and December 31, 2014.

HELOC loans generally permit the borrower to pay only interest for an initial period (often ten years) and, after that period, require the borrower to make both the monthly interest payment and a monthly principal payment, and so increase the borrower's aggregate monthly payment. Some of the HELOC loans underlying the Company's insured HELOC transactions have reached their principal amortization period. The Company has observed that the increase in monthly payments occurring when a loan reaches its principal amortization period, even if mitigated by borrower relief offered by the servicer, is associated with increased borrower defaults. Thus, most of the Company's HELOC projections incorporate an assumption that a percentage of loans reaching their amortization periods will default around the time of the payment increase. These projected defaults are in addition to those generated using the CDR curve as described above. This assumption is similar to the one used at June 30, 2015 and December 31, 2014. For September 30, 2015 the Company used the approach it had refined for June 30, 2015 to calculate the number of additional delinquencies as a function of the number of modified loans in the transaction and the final steady state CDR. Under this refined approach, transactions that have worse than average expected experience will have higher defaults and transactions where borrowers are receiving modifications so that they will not default when their interest only period ends will have higher losses.

When a second lien loan defaults, there is generally a very low recovery. The Company had assumed as of September 30, 2015 that it will generally recover only 10% or less of the collateral defaulting in the future and declining additional amounts on post-default receipts on previously defaulted collateral. This is the same as at June 30, 2015 and December 31, 2014.

The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected as well as the amount of excess spread. In the base case, an average CPR (based on experience of the most recent three quarters) is assumed to continue until the end of the plateau before gradually increasing to the final CPR over the same period the CDR decreases. The final CPR is assumed to be 15% for both HELOC and closed-end second lien transactions, which is lower than the historical average but reflects the Company’s continued uncertainty about the projected performance of the borrowers in these transactions. This pattern is generally consistent with how the Company modeled the CPR at June 30, 2015 and December 31, 2014. To the extent that prepayments differ from projected levels it could materially change the Company’s projected excess spread and losses.

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

In estimating expected losses, the Company modeled and probability weighted five possible CDR curves applicable to the period preceding the return to the long-term steady state CDR. The Company used five scenarios at June 30, 2015 and three scenarios at December 31, 2014. The Company believes that the level of the elevated CDR and the length of time it will persist, the ultimate prepayment rate, and the amount of additional defaults because of the expiry of the interest only period, are the primary drivers behind the likely amount of losses the collateral will suffer. The Company continues to evaluate the assumptions affecting its modeling results.

The Company’s base case assumed a six month CDR plateau and a 28 month ramp-down (for a total stress period of 34 months). The Company also modeled a scenario with a longer period of elevated defaults and another with a shorter period of elevated defaults. Increasing the CDR plateau to eight months and increasing the ramp-down by three months to 31 months (for a total stress period of 39 months), and doubling the defaults relating to the end of the interest only period would increase the expected loss by approximately $37 million for HELOC transactions and $1 million for closed-end second lien transactions. On the other hand, reducing the CDR plateau to four months and decreasing the length of the CDR ramp-down to 25 months (for a total stress period of 29 months), and lowering the ultimate prepayment rate to 10% would decrease the expected loss by approximately $36 million for HELOC transactions and $0.6 million for closed-end second lien transactions.

Breaches of Representations and Warranties

Generally, when mortgage loans are transferred into a securitization, the loan originator(s) and/or sponsor(s) provide R&W that the loans meet certain characteristics, and a breach of such R&W often requires that the loan be repurchased from the securitization. The Company has pursued such breaches of R&W on a loan-by-loan basis or in cases where a provider of R&W refused to honor its repurchase obligations, the Company sometimes chose to initiate litigation. The Company's success in pursuing these strategies permitted the Company to enter into agreements with R&W providers under which those providers made payments to the Company, agreed to make payments to the Company in the future, and / or repurchased loans from the transactions, all in return for releases of related liability by the Company. In some instances, the entity providing the R&W (or an affiliate of that entity) also benefited from credit protection sold by the Company through a CDS, and the Company entered into an agreement terminating the CDS protection it provided (and so avoiding future losses on that transaction), again in return for releases of related liability by the Company and in certain instances other consideration.

Through October 31, 2015, the Company has caused entities providing R&Ws to pay, or agree to pay, or to terminate or agree to terminate insurance protection on future projected losses of, approximately $4.2 billion (gross of reinsurance) in respect of their R&W liabilities for transactions in which the Company has provided insurance. The Company has included in its net expected loss estimates as of September 30, 2015 an estimated net benefit of $198 million (net of reinsurance), all of which is projected to be received pursuant to existing agreements with R&W providers. The Company is no longer actively pursuing R&W providers where it does not have such an agreement. Most of the amount projected to be received pursuant to existing agreements with R&W providers benefits from eligible assets placed in trusts to collateralize the R&W provider’s future reimbursement obligation, with the amount of such collateral subject to increase or decrease from time to time as determined by rating agency requirements. Currently the Company has agreements with three counterparties where a future reimbursement obligation is collateralized by eligible assets held in trust:

•
Bank of America. Under the Company's agreement with Bank of America Corporation and certain of its subsidiaries (“Bank of America”), Bank of America agreed to reimburse the Company for 80% of claims on the first lien transactions covered by the agreement that the Company pays in the future, until the aggregate lifetime collateral losses (not insurance losses or claims) on those transactions reach $6.6 billion. As of September 30, 2015 aggregate lifetime collateral losses on those transactions was $4.3 billion, and the Company was projecting in its base case that such collateral losses would eventually reach $5.2 billion. Bank of America's reimbursement obligation is secured by $551 million of collateral held in trust for the Company's benefit.

•
Deutsche Bank. Under the Company's May 2012 agreement with Deutsche Bank AG and certain of its affiliates (collectively, “Deutsche Bank”), Deutsche Bank agreed to reimburse the Company for certain claims it pays in the future on eight first and second lien transactions, including 80% of claims it pays on those transactions until the aggregate lifetime claims (before reimbursement) reach $319 million. As of September 30, 2015, the Company was projecting in its base case that such aggregate lifetime claims would remain below $319 million. In the event aggregate lifetime claims paid exceed $389 million, Deutsche Bank must reimburse the Company for 85% of such claims paid (in excess of $389 million) until such claims paid reach $600 million. Deutsche Bank’s reimbursement obligation is secured by $71 million of collateral held in trust for the Company’s benefit.

When the agreement was first signed, Deutsche Bank was also required to reimburse AGC for future claims AGC paid on certain RMBS resecuritizations. These and other RMBS transactions with respect to which AGC had provided credit protection to Deutsche Bank through a CDS have since been terminated, while Deutsche Bank’s reimbursement obligation described above remains in place.

•
UBS. On May 6, 2013, the Company entered into an agreement with UBS Real Estate Securities Inc. and affiliates ("UBS") and a third party resolving the Company’s claims and liabilities related to specified RMBS transactions that were issued, underwritten or sponsored by UBS and insured by AGM or AGC under financial guaranty insurance policies. Under the agreement, UBS agreed to reimburse the Company for 85% of future losses on three first lien RMBS transactions, and such reimbursement obligation is secured by $62 million of collateral held in trust for the Company's benefit.

The Company uses the same RMBS projection scenarios and weightings to project its future R&W benefit as it uses to project RMBS losses on its portfolio. To the extent the Company increases its loss projections, the R&W benefit generally will also increase, subject to the agreement limits and thresholds described above. Similarly, to the extent the Company decreases its loss projections, the R&W benefit generally will also decrease, subject to the agreement limits and thresholds described above.

The number of risks subject to R&W recovery is 28, with related net debt service of $1.9 billion as of September 30, 2015 compared to 29 with related net debt service of $2.1 billion as of December 31, 2014. A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making debt service payments. Included in these September 30 amounts is one risk with related net debt service of $568 million as of September 30, 2015 that was terminated early in the fourth quarter of 2015. The Company’s RMBS projection scenarios include the projected net benefit of those fourth quarter terminations, which have already occurred.

The following table provides a breakdown of the development and accretion amount in the roll forward of estimated recoveries associated with claims for breaches of R&W.

Components of R&W Development

	Third Quarter		Nine Months
	2015	2014	2015	2014
	(in millions)
Estimated increase (decrease) in defaults that will result in additional (lower) breaches	$(16)	$(4)	$(65)	$(15)
Inclusion or removal of deals with breaches of R&W during period	—	—	0	—
Change in recovery assumptions	—	4	—	31
Settlements and anticipated settlements	14	90	14	96
Accretion of discount on balance	1	3	3	48
Total	$(1)	$93	$(48)	$160

Triple-X Life Insurance Transactions

The Company had $2.8 billion of net par exposure to Triple-X life insurance transactions as of September 30, 2015. Two of these transactions, with $216 million of net par outstanding, are rated BIG. The Triple-X life insurance transactions are based on discrete blocks of individual life insurance business. In older vintage Triple-X transactions, which include the two BIG-rated transactions, the monies raised by the sale of the notes insured by the Company were used to capitalize a special purpose vehicle that provides reinsurance to a life insurer or reinsurer. The monies are invested at inception in accounts managed by third-party investment managers. In the case of the two BIG-rated transactions, material amounts of their assets were invested in U.S. RMBS. Based on its analysis of the information currently available, including estimates of future investment performance, and projected credit impairments on the invested assets and performance of the blocks of life insurance business at September 30, 2015, the Company’s projected net expected loss to be paid is $98 million. The economic loss development during Third Quarter 2015 was $1 million, which was due primarily to additional loss adjustment expenses. The economic loss development during Nine Months 2015 was $8 million, which was due primarily to changes in the risk free rates used to discount the losses and life insurance projections earlier in the year.

In the case of one of the BIG-rated transactions, AGM had guaranteed a CDS that referenced the entire issued and outstanding amount of its Series A-1 Notes, which AGUK guarantees. On July 9, 2015, in consideration of a cash payment by AGM, the swap counterparty delivered to AGM all of the Series A-1 Notes, and the parties terminated the CDS. AGUK continues to guarantee the Series A-1 Notes. However, consistent with the Company's practice of excluding from its par and Debt Service outstanding amounts attributable to loss mitigation securities it has purchased because it manages such securities as investments and not insurance exposure, the Company excluded from its consolidated net par outstanding as of September 30, 2015 the $382.5 million net par of such notes.

TruPS

The Company has insured or reinsured $4.6 billion of net par (78% of which is in CDS form) of collateralized debt obligations (“CDOs”) backed by TruPS and similar debt instruments, or “TruPS CDOs.” Of the $4.6 billion, $0.8 billion is rated BIG. The underlying collateral in the TruPS CDOs consists of subordinated debt instruments such as TruPS issued by bank holding companies and similar instruments issued by insurance companies, real estate investment trusts (“REITs”) and other real estate related issuers.

The Company projects losses for TruPS CDOs by projecting the performance of the asset pools across several scenarios (which it weighs) and applying the CDO structures to the resulting cash flows. At September 30, 2015, the Company has projected expected losses to be paid for TruPS CDOs of $5 million. During Third Quarter 2015, there was a decrease in economic loss development of $5 million, which was due primarily to improving collateral performance and collateral redemptions during the quarter. During Nine Months 2015, there was a decrease in economic loss development of $18 million, which was due primarily to improving collateral performance and collateral redemptions during the period.

Student Loan Transactions

The Company has insured or reinsured $1.8 billion net par of student loan securitizations issued by private issuers and that it classifies as structured finance. Of this amount, $165 million is rated BIG. The Company is projecting approximately $56 million of net expected loss to be paid on these transactions. In general, the losses are due to: (i) the poor credit performance of private student loan collateral and high loss severities, or (ii) high interest rates on auction rate securities with respect to which the auctions have failed. The economic benefit during Third Quarter 2015 was $2 million, which was due primarily to lower delinquencies in the loan portfolio. The economic benefit during Nine Months 2015 was $7 million, which was driven primarily by a partial commutation by the underlying insurer during the first quarter.

Other structured finance

The Company's other structured finance include $1.3 billion net par rated BIG, including a distressed collateralized loan obligation ("CLO") transaction, transactions backed by manufactured housing loans and quota share surety reinsurance contracts on Spanish housing cooperatives. As of April 1, 2015, the Radian Asset Acquisition added $101 million in net economic losses for other structured finance credits. The Company has expected loss to be paid of $83 million as of September 30, 2015. The economic benefit during Third Quarter 2015 was $12 million and for Nine Months 2015 was a benefit of $14 million, which were attributable primarily to a commercial mortgage-backed security ("CMBS"), which was terminated in October 2015.

The transaction in this area most sensitive to changes in losses in the future is the distressed CLO transaction. In its most pessimistic scenario, where the primary insurer defaults (the Company's contract is a second-to-pay policy), the expected loss could increase by $120 million. In its most optimistic scenario, where the primary insurer pays the full claim, the Company would have no expected losses.

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

Triple-X Life Insurance Transactions

In December 2008, AGUK filed an action in the Supreme Court of the State of New York against J.P. Morgan Investment Management Inc. (“JPMIM”), the investment manager for a triple-X life insurance transaction, Orkney Re II plc ("Orkney"), involving securities guaranteed by AGUK. The action alleges that JPMIM engaged in breaches of fiduciary duty, gross negligence and breaches of contract based upon its handling of the Orkney investments. After AGUK’s claims were dismissed with prejudice in January 2010, AGUK was successful in its subsequent motions and appeals and, as of December 2011, all of AGUK’s claims for breaches of fiduciary duty, gross negligence and contract were reinstated in full. Discovery is ongoing.

Public Finance Transactions

On November 1, 2013, Radian Asset commenced a declaratory judgment action in the U.S. District Court for the Southern District of Mississippi against Madison County, Mississippi and the Parkway East Public Improvement District to establish its rights under a contribution agreement from the County supporting certain special assessment bonds issued by the District and insured by Radian Asset (now AGC). As of September 30, 2015, $21 million of such bonds were outstanding. The County maintains that its payment obligation is limited to two years of annual debt service, while AGC contends no such limitation applies. On April 20, 2015, the Court issued an order addressing AGC's and the County's cross-motions for partial summary judgment, and denied the County's motion for summary judgment that its payment obligation lasts only two years. On May 1, 2015, AGC paid its first claim on the insured bonds. Discovery is ongoing.

7.	Financial Guaranty Insurance Losses

Insurance Contracts' Loss Information

The following table provides balance sheet information on loss and LAE reserves and salvage and subrogation recoverable, net of reinsurance. The Company used weighted average risk-free rates for U.S. dollar denominated financial guaranty insurance obligations that ranged from 0.0% to 3.34% as of September 30, 2015 and 0.0% to 2.95% as of December 31, 2014. Financial guaranty insurance expected LAE reserve was $10 million as of September 30, 2015 and $12 million as of December 31, 2014.

Loss and LAE Reserve and Salvage and Subrogation Recoverable
Net of Reinsurance
Insurance Contracts

	As of September 30, 2015			As of December 31, 2014
	Loss and LAE Reserve, net	Salvage and Subrogation Recoverable, net	Net Reserve (Recoverable)	Loss and LAE Reserve, net	Salvage and Subrogation Recoverable, net	Net Reserve (Recoverable)
	(in millions)
Public Finance:
U.S. public finance	$525	$11	$514	$243	$8	$235
Non-U.S. public finance	30	—	30	30	—	30
Public Finance	555	11	544	273	8	265
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	2	—	2	2	—	2
Alt-A first lien	43	—	43	87	—	87
Option ARM	18	34	(16)	28	40	(12)
Subprime	176	22	154	166	8	158
First lien	239	56	183	283	48	235
Second lien:
Closed-end second lien	4	35	(31)	4	39	(35)
HELOCs	13	30	(17)	3	39	(36)
Second lien	17	65	(48)	7	78	(71)
Total U.S. RMBS	256	121	135	290	126	164
Triple-X life insurance transactions	80	—	80	140	—	140
TruPS	—	—	—	0	—	0
Student loans	53	—	53	64	—	64
Other structured finance	47	—	47	34	8	26
Structured Finance	436	121	315	528	134	394
Subtotal	991	132	859	801	142	659
Other recoverables	—	5	(5)	—	13	(13)
Subtotal	991	137	854	801	155	646
Effect of consolidating FG VIEs	(73)	(1)	(72)	(80)	(1)	(79)
Total (1)	$918	$136	$782	$721	$154	$567
____________________

(1)	See “Components of Net Reserves (Salvage)” table for loss and LAE reserve and salvage and subrogation recoverable components.

Components of Net Reserves (Salvage)

	As of September 30, 2015	As of December 31, 2014
	(in millions)
Loss and LAE reserve	$1,007	$799
Reinsurance recoverable on unpaid losses	(89)	(78)
Loss and LAE reserve, net	918	721
Salvage and subrogation recoverable	(135)	(151)
Salvage and subrogation payable(1)	4	10
Other recoverables	(5)	(13)
Salvage and subrogation recoverable, net and other recoverable	(136)	(154)
Net reserves (salvage)	$782	$567
____________________

(1)	Recorded as a component of reinsurance balances payable.

Balance Sheet Classification of
Net Expected Recoveries for Breaches of R&W
Insurance Contracts

	As of September 30, 2015			As of December 31, 2014
	For all Financial Guaranty Insurance Contracts	Effect of Consolidating FG VIEs	Reported on Balance Sheet(1)	For all Financial Guaranty Insurance Contracts	Effect of Consolidating FG VIEs	Reported on Balance Sheet(1)
	(in millions)
Salvage and subrogation recoverable, net	$(19)	$—	$(19)	$20	$—	$20
Loss and LAE reserve, net	119	(7)	112	185	(8)	177
____________________

(1)	The remaining benefit for R&W is either recorded at fair value in FG VIE assets, or not recorded on the balance sheet until the total loss, net of R&W, exceeds unearned premium reserve.

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

Reconciliation of Net Expected Loss to be Paid and
Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of September 30, 2015
(in millions)
Net expected loss to be paid	$1,280
Less: net expected loss to be paid for FG VIEs and other	135
Total	1,145
Contra-paid, net	6
Salvage and subrogation recoverable, net of reinsurance	131
Loss and LAE reserve, net of reinsurance	(899)
Other recoveries	4
Net expected loss to be expensed (present value) (1)	$387
____________________

(1)	Excludes $79 million as of September 30, 2015, related to consolidated FG VIEs.

The following table provides a schedule of the expected timing of net expected losses to be expensed. The amount and timing of actual loss and LAE may differ from the estimates shown below due to factors such as accelerations, commutations, changes in expected lives and updates to loss estimates. This table excludes amounts related to FG VIEs, which are eliminated in consolidation.

Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of September 30, 2015
(in millions)
2015 (October 1 – December 31)	$7
Subtotal 2015	7
2016	38
2017	31
2018	29
2019	28
2020-2024	104
2025-2029	75
2030-2034	51
After 2034	24
Net expected loss to be expensed	387
Discount	406
Total expected future loss and LAE	$793

The following table presents the loss and LAE recorded in the consolidated statements of operations by sector for insurance contracts. Amounts presented are net of reinsurance.

Loss and LAE
Reported on the
Consolidated Statements of Operations

	Third Quarter		Nine Months
	2015	2014	2015	2014
	(in millions)
Public Finance:
U.S. public finance	$89	$3	$298	$112
Non-U.S. public finance	(2)	(1)	4	(1)
Public finance	87	2	302	111
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	0	0	(1)	0
Alt-A first lien	(15)	4	(26)	21
Option ARM	(4)	9	(5)	(21)
Subprime	31	(7)	32	(5)
First lien	12	6	0	(5)
Second lien:
Closed-end second lien	1	1	0	0
HELOCs	18	(45)	29	(55)
Second lien	19	(44)	29	(55)
Total U.S. RMBS	31	(38)	29	(60)
Triple-X life insurance transactions	7	3	14	20
TruPS	—	0	(1)	(1)
Student loans	(2)	6	(7)	12
Other structured finance	(1)	(3)	(2)	(7)
Structured finance	35	(32)	33	(36)
Loss and LAE on insurance contracts before FG VIE consolidation	122	(30)	335	75
Effect of consolidating FG VIEs	(10)	(14)	(17)	(21)
Loss and LAE	$112	$(44)	$318	$54

The following table provides information on financial guaranty insurance contracts categorized as BIG.

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of September 30, 2015

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks(1)	239	(50)	87	(13)	125	(41)	451	—	451
Remaining weighted-average contract period (in years)	9.9	6.8	11.0	9.2	8.0	6.2	10.2	—	10.2
Outstanding exposure:
Principal	$11,001	$(1,449)	$3,673	$(263)	$2,780	$(160)	$15,582	$—	$15,582
Interest	5,676	(509)	2,102	(118)	926	(34)	8,043	—	8,043
Total(2)	$16,677	$(1,958)	$5,775	$(381)	$3,706	$(194)	$23,625	$—	$23,625
Expected cash outflows (inflows)	$1,809	$(566)	$1,110	$(67)	$1,402	$(44)	$3,644	$(333)	$3,311
Potential recoveries
Undiscounted R&W	42	(1)	(49)	1	(94)	5	(96)	8	(88)
Other(3)	(1,663)	514	(258)	11	(467)	18	(1,845)	173	(1,672)
Total potential recoveries	(1,621)	513	(307)	12	(561)	23	(1,941)	181	(1,760)
Subtotal	188	(53)	803	(55)	841	(21)	1,703	(152)	1,551
Discount	(21)	8	(194)	10	(158)	(86)	(441)	35	(406)
Present value of expected cash flows	$167	$(45)	$609	$(45)	$683	$(107)	$1,262	$(117)	$1,145
Deferred premium revenue	$510	$(47)	$144	$(4)	$333	$(26)	$910	$(103)	$807
Reserves (salvage)	$30	$(36)	$502	$(42)	$389	$(7)	$836	$(72)	$764

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of December 31, 2014

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks(1)	164	(59)	75	(15)	119	(38)	358	—	358
Remaining weighted-average contract period (in years)	9.9	7.4	10.1	8.9	9.6	6.9	10.3	—	10.3
Outstanding exposure:
Principal	$12,358	$(2,163)	$2,421	$(286)	$3,067	$(175)	$15,222	$—	$15,222
Interest	6,350	(838)	1,274	(121)	1,034	(48)	7,651	—	7,651
Total(2)	$18,708	$(3,001)	$3,695	$(407)	$4,101	$(223)	$22,873	$—	$22,873
Expected cash outflows (inflows)	$1,762	$(626)	$763	$(77)	$1,716	$(75)	$3,463	$(345)	$3,118
Potential recoveries
Undiscounted R&W	(39)	0	(48)	2	(171)	9	(247)	8	(239)
Other(3)	(1,687)	608	(206)	5	(404)	30	(1,654)	177	(1,477)
Total potential recoveries	(1,726)	608	(254)	7	(575)	39	(1,901)	185	(1,716)
Subtotal	36	(18)	509	(70)	1,141	(36)	1,562	(160)	1,402
Discount	3	0	(117)	11	(353)	9	(447)	34	(413)
Present value of expected cash flows	$39	$(18)	$392	$(59)	$788	$(27)	$1,115	$(126)	$989
Deferred premium revenue	$378	$(70)	$119	$(6)	$312	$(33)	$700	$(116)	$584
Reserves (salvage)	$(42)	$(5)	$278	$(53)	$482	$(10)	$650	$(79)	$571
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

For example, AGM has issued financial guaranty insurance policies in respect of the obligations of municipal obligors under interest rate swaps. AGM insures periodic payments owed by the municipal obligors to the bank counterparties. In certain cases, AGM also insures termination payments that may be owed by the municipal obligors to the bank counterparties. If (i) AGM has been downgraded below the rating trigger set forth in a swap under which it has insured the termination payment, which rating trigger varies on a transaction by transaction basis; (ii) the municipal obligor has the right to cure by, but has failed in, posting collateral, replacing AGM or otherwise curing the downgrade of AGM; (iii) the transaction documents include as a condition that an event of default or termination event with respect to the municipal obligor has occurred, such as the rating of the municipal obligor being downgraded past a specified level, and such condition has been met; (iv) the bank counterparty has elected to terminate the swap; (v) a termination payment is payable by the municipal obligor; and (vi) the municipal obligor has failed to make the termination payment payable by it, then AGM would be required to pay the termination payment due by the municipal obligor, in an amount not to exceed the policy limit set forth in the financial guaranty insurance policy. At AGM's current financial strength ratings, if the conditions giving rise to the obligation of AGM to make a termination payment under the swap termination policies were all satisfied, then AGM could pay claims in an amount not exceeding approximately $157 million in respect of such termination payments. Taking into consideration whether the rating of the municipal obligor is below any applicable specified trigger, if the financial strength ratings of AGM were further downgraded below "A" by S&P or below "A2" by Moody's, and the conditions giving rise to the obligation of AGM to make a payment under the swap policies were all satisfied, then AGM could pay claims in an additional amount not exceeding approximately $399 million in respect of such termination payments.

As another example, with respect to variable rate demand obligations ("VRDOs") for which a bank has agreed to provide a liquidity facility, a downgrade of AGM or AGC may provide the bank with the right to give notice to bondholders that the bank will terminate the liquidity facility, causing the bondholders to tender their bonds to the bank. Bonds held by the bank accrue interest at a “bank bond rate” that is higher than the rate otherwise borne by the bond (typically the prime rate plus 2.00% — 3.00%, and capped at the lesser of 25% and the maximum legal limit). In the event the bank holds such bonds for longer than a specified period of time, usually 90-180 days, the bank has the right to demand accelerated repayment of bond principal, usually through payment of equal installments over a period of not less than five years. In the event that a municipal obligor is unable to pay interest accruing at the bank bond rate or to pay principal during the shortened amortization period, a claim could be submitted to AGM or AGC under its financial guaranty policy. As of September 30, 2015, AGM and AGC had insured approximately $5.8 billion net par of VRDOs, of which approximately $0.3 billion of net par constituted VRDOs issued by municipal obligors rated BBB- or lower pursuant to the Company’s internal rating. The specific terms relating to the rating levels that trigger the bank’s termination right, and whether it is triggered by a downgrade by one rating agency or a downgrade by all rating agencies then rating the insurer, vary depending on the transaction.

In addition, AGM may be required to pay claims in respect of AGMH’s former financial products business if Dexia SA and its affiliates, from which the Company had purchased AGMH and its subsidiaries, do not comply with their obligations following a downgrade of the financial strength rating of AGM. Most of the guaranteed investment contracts ("GICs") insured by AGM allow the GIC holder to terminate the GIC and withdraw the funds in the event of a downgrade of AGM below A3 or A-, with no right of the GIC issuer to avoid such withdrawal by posting collateral or otherwise enhancing its credit. Each GIC contract stipulates the thresholds below which the GIC issuer must post eligible collateral, along with the types of securities eligible for posting and the collateralization percentage applicable to each security type. These collateralization percentages range from 100% of the GIC balance for cash posted as collateral to, typically, 108% for asset-backed securities. If the entire aggregate accreted GIC balance of approximately $1.9 billion as of September 30, 2015 were terminated, the assets of the GIC issuers (which had an aggregate market value which exceed the liabilities by $0.9 billion) would be sufficient to fund the withdrawal of the GIC funds.

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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company may refine its methodologies and assumptions. During Nine Months 2015, no changes were made to the Company’s valuation models that had or are expected to have, a material impact on the Company’s consolidated balance sheets or statements of operations and comprehensive income.

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

Short-term investments, that are traded in active markets, are classified within Level 1 in the fair value hierarchy and are based on quoted market prices. Securities such as discount notes are classified within Level 2 because these securities are typically not actively traded due to their approaching maturity and, as such, their cost approximates fair value. Short term securities that were obtained as part of loss mitigation efforts and whose prices were determined based on models, where at least one significant model assumption or input is unobservable, are considered to be Level 3 in the fair value hierarchy.

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

Prices determined based on models where at least one significant model assumption or input is unobservable, are considered to be Level 3 in the fair value hierarchy. As of September 30, 2015, the Company used models to price 35 fixed-maturity securities and short-term investments (which were purchased or obtained for loss mitigation or other risk management purposes), which was 8.4% or $933 million of the Company’s fixed-maturity securities and short-term investments at fair value. Certain Level 3 securities were priced with the assistance of an independent third-party. The pricing is based on a discounted cash flow approach using the third-party’s proprietary pricing models. The models use inputs such as projected prepayment speeds;  severity assumptions; recovery lag assumptions; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price depreciation/appreciation rates based on macroeconomic forecasts and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the bond including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs could materially change the expected timing of cash flows within these securities which is a significant factor in determining the fair value of the securities.

Other Invested Assets

As of September 30, 2015 and December 31, 2014, other invested assets include investments carried and measured at fair value on a recurring basis of $54 million and $95 million, respectively, and include primarily an investment in the global property catastrophe risk market and an investment in a fund that invests primarily in senior loans and bonds. Both of these investments were classified as Level 3. Other invested assets also include fixed-maturity securities classified as trading carried as Level 2.

Other Assets

Committed Capital Securities

The fair value of committed capital securities ("CCS"), which is recorded in other assets on the consolidated balance sheets, represents the difference between the present value of remaining expected put option premium payments under AGC’s CCS (the “AGC CCS”) and AGM’s Committed Preferred Trust Securities (the “AGM CPS”) agreements, and the estimated present value that the Company would hypothetically have to pay currently for a comparable security (see Note 16, Long Term Debt and Credit Facilities). The AGC CCS and AGM CPS are carried at fair value with changes in fair value recorded in the consolidated statement of operations. The estimated current cost of the Company’s CCS is based on several factors, including broker-dealer quotes for the outstanding securities, AGM and AGC CDS spreads, the U.S. dollar forward swap curve, London Interbank Offered Rate ("LIBOR") curve projections and the term the securities are estimated to remain outstanding.

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

The fair value of the Company’s credit derivative contracts represents the difference between the present value of remaining premiums the Company expects to receive or pay and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge or pay at the reporting date for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the CDS contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. Consistent with previous years, market conditions at September 30, 2015 were such that market prices of the Company’s CDS contracts were not available.

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

The rates used to discount future expected premium cash flows ranged from 0.20% to 2.47% at September 30, 2015 and 0.26% to 2.70% at December 31, 2014.

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

•	Actual collateral specific credit spreads (if up-to-date and reliable market-based spreads are available).

•	Deals priced or closed during a specific quarter within a specific asset class and specific rating. No transactions closed during the periods presented.

•	Credit spreads interpolated based upon market indices.

•	Credit spreads provided by the counterparty of the CDS.

•	Credit spreads extrapolated based upon transactions of similar asset classes, similar ratings, and similar time to maturity.

Information by Credit Spread Type (1)

	As of September 30, 2015	As of December 31, 2014
Based on actual collateral specific spreads	12%	9%
Based on market indices	76%	82%
Provided by the CDS counterparty	12%	9%
Total	100%	100%
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

The premium the Company receives is referred to as the “net spread.” The Company’s pricing model takes into account not only how credit spreads on risks that it assumes affect pricing, but also how the Company’s own credit spread affects the pricing of its deals. The Company’s own credit risk is factored into the determination of net spread based on the impact of changes in the quoted market price for credit protection bought on the Company, as reflected by quoted market prices on CDS referencing AGC or AGM. For credit spreads on the Company’s name the Company obtains the quoted price of CDS contracts traded on AGC and AGM from market data sources published by third parties. The cost to acquire CDS protection referencing AGC or AGM affects the amount of spread on CDS deals that the Company retains and, hence, their fair value. As the cost to acquire CDS protection referencing AGC or AGM increases, the amount of premium the Company retains on a deal generally decreases. As the cost to acquire CDS protection referencing AGC or AGM decreases, the amount of premium the Company retains on a deal generally increases. In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts. Given the current market conditions and the Company’s own credit spreads, approximately 16%, 17% and 21% based on number of deals, of the Company's CDS contracts are fair valued using this minimum premium as of September 30, 2015, June 30, 2015 and December 31, 2014, respectively. The percentage of deals that price using the minimum premiums fluctuates due to changes in AGM's and AGC's credit spreads. In general when AGM's and AGC's credit spreads narrow, the cost to hedge AGM's and AGC's name declines and more transactions price above previously established floor levels. Meanwhile, when AGM's and AGC's credit spreads widen, the cost to hedge AGM's and AGC's name increases causing more transactions to price at previously established floor levels. The Company corroborates the assumptions in its fair value model, including the portion of exposure to AGC and AGM hedged by its counterparties, with independent third parties each reporting period. The current level of AGC’s and AGM’s own credit spread has resulted in the bank or deal originator hedging a significant portion of its exposure to AGC and AGM. This reduces the amount of contractual cash flows AGC and AGM can capture as premium for selling its protection.

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

The primary weaknesses of the Company’s CDS modeling techniques are:

•	There is no exit market or actual exit transactions. Therefore the Company’s exit market is a hypothetical one based on the Company’s entry market.

•	There is a very limited market in which to validate the reasonableness of the fair values developed by the Company’s model.

•	At September 30, 2015 and December 31, 2014, the markets for the inputs to the model were highly illiquid, which impacts their reliability.

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

The fair value of the Company’s FG VIE liabilities is generally sensitive to the various model inputs described above. In addition, the Company’s FG VIE liabilities with recourse are also sensitive to changes in the Company’s implied credit worthiness. Significant changes to any of these inputs could materially change the timing of expected losses within the insured transaction which is a significant factor in determining the implied benefit from the Company’s insurance policy guaranteeing the timely payment of principal and interest for the tranches of debt issued by the FG VIE that is insured by the Company. In general, extending the timing of expected loss payments by the Company into the future typically leads to a decrease in the value of the Company’s insurance and a decrease in the fair value of the Company’s FG VIE liabilities with recourse, while a shortening of the timing of expected loss payments by the Company typically leads to an increase in the value of the Company’s insurance and an increase in the fair value of the Company’s FG VIE liabilities with recourse.

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
As of September 30, 2015

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed-maturity securities
Obligations of state and political subdivisions	$5,958	$—	$5,950	$8
U.S. government and agencies	477	—	477	—
Corporate securities	1,436	—	1,357	79
Mortgage-backed securities:
RMBS	1,371	—	1,010	361
CMBS	511	—	511	—
Asset-backed securities	590	—	155	435
Foreign government securities	297	—	297	—
Total fixed-maturity securities	10,640	—	9,757	883
Short-term investments	522	406	66	50
Other invested assets (1)	59	—	6	53
Credit derivative assets	71	—	—	71
FG VIEs’ assets, at fair value (2)	1,541	—	—	1,541
Other assets	90	24	21	45
Total assets carried at fair value	$12,923	$430	$9,850	$2,643
Liabilities:
Credit derivative liabilities	$918	$—	$—	$918
FG VIEs’ liabilities with recourse, at fair value	1,315	—	—	1,315
FG VIEs’ liabilities without recourse, at fair value	167	—	—	167
Total liabilities carried at fair value	$2,400	$—	$—	$2,400

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2014

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
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

Changes in Level 3 Fair Value Measurements

The table below presents a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during Third Quarter 2015 and 2014, and Nine Months 2015 and 2014.

Fair Value Level 3 Rollforward
Recurring Basis
Third Quarter 2015

	Fixed-Maturity Securities		Short-Term Investments		Other Invested Assets		FG VIEs’ Assets at Fair Value		Other Assets		Credit Derivative Asset (Liability), net(5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of June 30, 2015	$655		$—		$78		$1,596		$60		$(926)		$(1,361)		$(171)
Total pretax realized and unrealized gains/(losses) recorded in: (1)
Net income (loss)	(3)	(2)	8	(2)	4	(2)	(11)	(3)	(15)	(4)	86	(6)	6	(3)	0	(3)
Other comprehensive income (loss)	(10)		(4)		(4)		—		—		—		—		—
Purchases	250		52	(7)	—		—		—		—		—		—
Settlements	(9)		(6)		(30)		(44)		—		(7)		40		4
FG VIE consolidations	—		—		—		—		—		—		—		—
FG VIE deconsolidations	—		—		—		—		—		—		—		—
Fair value as of September 30, 2015	$883		$50		$48		$1,541		$45		$(847)		$(1,315)		$(167)
Change in unrealized gains/(losses) related to financial instruments held as of September 30, 2015	$(10)		$(4)		$0		$3		$(15)		$(19)		$7		$(1)

Fair Value Level 3 Rollforward
Recurring Basis
Third Quarter 2014

	Fixed-Maturity Securities		Other Invested Assets	FG VIEs’ Assets at Fair Value		Other Assets		Credit Derivative Asset (Liability), net(5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of June 30, 2014	$748		$49	$1,284		$31		$(1,837)		$(1,366)		$(124)
Total pretax realized and unrealized gains/(losses) recorded in: (1)
Net income (loss)	(4)	(2)	—	43	(3)	4	(4)	255	(6)	7	(3)	(13)	(3)
Other comprehensive income (loss)	25		2	—		—		—		—		—
Purchases	159		25	—		—		—		—		—
Settlements	(15)		0	(31)		—		14		33		4
FG VIE consolidations	—		—	—		—		—		—		—
FG VIE deconsolidations	—		—	—		—		—		—		—
Fair value as of September 30, 2014	$913		$76	$1,296		$35		$(1,568)		$(1,326)		$(133)
Change in unrealized gains/(losses) related to financial instruments held as of September 30, 2014	$25		$2	$55		$4		$98		$6		$(5)

Fair Value Level 3 Rollforward
Recurring Basis
Nine Months 2015

	Fixed-Maturity Securities		Short-Term Investments		Other Invested Assets		FG VIEs’ Assets at Fair Value		Other Assets		Credit Derivative Asset (Liability), net(5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2014	$770		$—		$78		$1,398		$35		$(895)		$(1,277)		$(142)
Radian Asset Acquisition	4		—		2		122		—		(215)		(114)		(4)
Total pretax realized and unrealized gains/(losses) recorded in: (1)
Net income (loss)	17	(2)	8	(2)	8	(2)	31	(3)	10	(4)	300	(6)	94	(3)	(30)	(3)
Other comprehensive income (loss)	(9)		(4)		(6)		—		—		—		—		—
Purchases	260		52	(7)	—		—		—		—		—		—
Settlements	(158)	(7)	(6)		(34)		(114)		—		(37)		113		9
FG VIE consolidations	(1)		—		—		104		—		—		(131)		—
FG VIE deconsolidations	—		—		—		—		—		—		—		—
Fair value as of September 30, 2015	$883		$50		$48		$1,541		$45		$(847)		$(1,315)		$(167)
Change in unrealized gains/(losses) related to financial instruments held as of September 30, 2015	$(4)		$(4)		$(2)		$68		$10		$166		$(5)		$(19)

Fair Value Level 3 Rollforward
Recurring Basis
Nine Months 2014

	Fixed-Maturity Securities		Other Invested Assets		FG VIEs’ Assets at Fair Value		Other Assets		Credit Derivative Asset (Liability), net(5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2013	$730		$2		$2,565		$46		$(1,693)		$(1,790)		$(1,081)
Total pretax realized and unrealized gains/(losses) recorded in: (1)
Net income (loss)	14	(2)	—		160	(3)	(11)	(4)	147	(6)	(90)	(3)	(49)	(3)
Other comprehensive income (loss)	27		4		—		—		—		—		—
Purchases	212		70	(7)	—		—		—		—		—
Settlements	(83)		0		(346)		—		(22)		332		16
FG VIE consolidations	—		—		46		—		—		(25)		(21)
FG VIE deconsolidations	13		—		(1,129)		—		—		247		1,002
Fair value as of September 30, 2014	$913		$76		$1,296		$35		$(1,568)		$(1,326)		$(133)
Change in unrealized gains/(losses) related to financial instruments held as of September 30, 2014	$25		$4		$120		$(11)		$(47)		$(46)		$(10)
______________

(1)
Realized and unrealized gains (losses) from changes in values of Level 3 financial instruments represent gains (losses) from changes in values of those financial instruments only for the periods in which the instruments were classified as Level 3.

(2)	Included in net realized investment gains (losses) and net investment income.

(3)	Included in fair value gains (losses) on FG VIEs.

(4)	Recorded in fair value gains (losses) on CCS.

(5)	Represents net position of credit derivatives. The consolidated balance sheet presents gross assets and liabilities based on net counterparty exposure.

(6)	Reported in net change in fair value of credit derivatives.

(7)	Includes a non-cash transaction.

Level 3 Fair Value Disclosures

Quantitative Information About Level 3 Fair Value Inputs
At September 30, 2015

Financial Instrument Description (1)	Fair Value at September 30, 2015 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Assets:
Fixed-maturity securities (2):
Corporate securities	$79	Yield	20.6%

RMBS	361	CPR	0.3%	-	8.2%	2.6%
		CDR	2.6%	-	11.9%	5.9%
		Loss severity	60.0%	-	100.0%	75.6%
		Yield	4.3%	-	7.8%	5.7%
Asset-backed securities:
Investor owned utility	99	Cash flow receipts	100.0%
		Collateral recovery period	3.3 years
		Discount factor	7.0%

Triple-X life insurance transactions	336	Yield	3.0%	-	7.0%	4.5%

Short-term investments	50	Yield	15.0%

Other invested assets (3)	45	Net asset value (per share)	$906	-	$1,113	$998

FG VIEs’ assets, at fair value	1,541	CPR	0.3%	-	12.0%	3.6%
		CDR	1.0%	-	22.0%	4.8%
		Loss severity	40.0%	-	100.0%	81.7%
		Yield	1.5%	-	17.3%	6.3%

Other assets	45	Quotes from third party pricing	$48	-	$53	$51
		Term (years)	5 years

Financial Instrument Description (1)	Fair Value at September 30, 2015 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding

Liabilities:
Credit derivative liabilities, net	(847)	Year 1 loss estimates	0.0%	-	100.0%	4.0%
		Hedge cost (in bps)	26.0	-	252.8	64.0
		Bank profit (in bps)	3.8	-	1,170.4	148.9
		Internal floor (in bps)	7.0	-	100.0	25.6
		Internal credit rating	AAA	-	CCC	AA

FG VIEs’ liabilities, at fair value	(1,482)	CPR	0.3%	-	12.0%	3.6%
		CDR	1.0%	-	22.0%	4.8%
		Loss severity	40.0%	-	100.0%	81.7%
		Yield	1.5%	-	17.3%	5.4%
___________________

(1)	Discounted cash flow is used as valuation technique for all financial instruments.

(2)	Excludes obligations of state and political subdivisions investments with fair value of $8 million.

(3)	Excludes several investments with fair value of $8 million.

Quantitative Information About Level 3 Fair Value Inputs
At December 31, 2014

Financial Instrument Description (1)	Fair Value at December 31, 2014 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Assets:
Fixed-maturity securities:
Obligations of state and political subdivisions	$38	Rate of inflation	1.0%	-	3.0%	2.0%
		Cash flow receipts	0.5%	-	74.3%	63.0%
		Discount rates	4.6%	-	8.0%	7.3%
		Collateral recovery period	1 month	-	34 years	28 years

Corporate securities	79	Yield	17.8%

RMBS	425	CPR	0.3%	-	8.1%	3.3%
		CDR	2.7%	-	10.6%	5.3%
		Loss severity	52.6%	-	100.0%	75.2%
		Yield	4.7%	-	11.7%	6.4%
Asset-backed securities:
Investor owned utility	95	Cash flow receipts	100%
		Collateral recovery period	4 years
		Discount factor	7.0%

Triple-X life insurance transactions	133	Yield	7.3%

Other invested assets	83	Discount for lack of liquidity	20.0%
		Recovery on delinquent loans	40.0%
		Default rates	0.0%	-	7.0%	5.8%
		Loss severity	40.0%	-	75.0%	68.3%
		Prepayment speeds	5.0%	-	15.0%	12.3%
		Net asset value (per share)	$965	-	$1,159	$1,082

FG VIEs’ assets, at fair value	1,398	CPR	0.3%	-	11.0%	3.3%
		CDR	1.6%	-	11.8%	5.1%
		Loss severity	40.0%	-	100.0%	82.2%
		Yield	2.7%	-	17.7%	7.9%

Financial Instrument Description (1)	Fair Value at December 31, 2014 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Other assets	35	Quotes from third party pricing	$52	-	$61	$57
		Term (years)	5 years

Liabilities:
Credit derivative liabilities, net	(895)	Year 1 loss estimates	0.0%	-	93.0%	2.1%
		Hedge cost (in bps)	20.0	-	243.8	61.5
		Bank profit (in bps)	1.0	-	994.4	127.0
		Internal floor (in bps)	7.0	-	100.0	15.9
		Internal credit rating	AAA	-	CCC	AA+

FG VIEs’ liabilities, at fair value	(1,419)	CPR	0.3%	-	11.0%	3.3%
		CDR	1.6%	-	11.8%	5.1%
		Loss severity	40.0%	-	100.0%	82.2%
		Yield	2.7%	-	17.7%	5.8%
____________________

(1)	Discounted cash flow is used as valuation technique for all financial instruments.

The carrying amount and estimated fair value of the Company’s financial instruments are presented in the following table.

Fair Value of Financial Instruments

	As of September 30, 2015		As of December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets:
Fixed-maturity securities	$10,640	$10,640	$10,491	$10,491
Short-term investments	522	522	767	767
Other invested assets	153	155	108	110
Credit derivative assets	71	71	68	68
FG VIEs’ assets, at fair value	1,541	1,541	1,398	1,398
Other assets	194	194	184	184
Liabilities:
Financial guaranty insurance contracts(1)	4,019	8,807	3,823	6,205
Long-term debt	1,306	1,513	1,303	1,603
Credit derivative liabilities	918	918	963	963
FG VIEs’ liabilities with recourse, at fair value	1,315	1,315	1,277	1,277
FG VIEs’ liabilities without recourse, at fair value	167	167	142	142
Other liabilities	65	65	27	27
____________________

(1)	Carrying amount includes the assets and liabilities related to financial guaranty insurance contract premiums, losses, and salvage and subrogation and other recoverables net of reinsurance.

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

Credit Derivative Net Par Outstanding by Sector

The estimated remaining weighted average life of credit derivatives was 5.3 years at September 30, 2015 and 4.7 years at December 31, 2014. The components of the Company’s credit derivative net par outstanding are presented below.

Credit Derivatives
Subordination and Ratings

	As of September 30, 2015				As of December 31, 2014
Asset Type	Net Par Outstanding	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Rating	Net Par Outstanding	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Rating
	(dollars in millions)
Pooled corporate obligations:
Collateralized loan obligation/collateral bond obligations	$7,299	31.1%	39.6%	AAA	$11,688	32.0%	36.9%	AAA
Synthetic investment grade pooled corporate	7,119	21.7	19.4	AAA	7,640	22.6	20.6	AAA
TruPS CDOs	3,604	45.7	41.6	BBB+	3,119	45.3	35.8	BBB-
Market value CDOs of corporate obligations	1,113	17.0	10.5	AAA	1,174	19.1	20.7	AAA
Total pooled corporate obligations	19,135	29.5	30.8	AAA	23,621	30.1	30.7	AAA
U.S. RMBS:
Option ARM and Alt-A first lien	1,186	15.7	10.5	AAA	1,378	16.3	10.7	BB+
Subprime first lien	1,215	27.2	41.8	AA	1,366	31.1	50.5	A
Prime first lien	183	10.9	0.0	BB	223	10.9	0.0	B
Closed-end second lien	17	—	—	CCC	19	—	—	CCC
Total U.S. RMBS	2,601	22.6	29.6	AA	2,986	24.8	33.9	BBB
CMBS	1,127	28.4	35.8	AAA	1,952	35.3	43.6	AAA
Other	6,770	—	—	A	6,437	—	—	A
Total(2)	$29,633			AA	$34,996			AA+
____________________

(1)	Represents the sum of subordinate tranches and over-collateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

(2)	The September 30, 2015 total amount includes $4.3 billion net par outstanding of credit derivatives acquired from Radian Asset.

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

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	As of September 30, 2015		As of December 31, 2014
Ratings	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
AAA	$17,080	57.7%	$21,817	62.3%
AA	5,785	19.5	5,398	15.4
A	2,065	7.0	1,982	5.7
BBB	2,674	9.0	2,774	8.0
BIG(1)	2,029	6.8	3,025	8.6
Credit derivative net par outstanding	$29,633	100.0%	$34,996	100.0%
____________________

(1)	The September 30, 2015 BIG amount includes $489 million net par outstanding of credit derivatives acquired from Radian Asset.

Fair Value of Credit Derivatives

Net Change in Fair Value of Credit Derivatives Gain (Loss)

	Third Quarter		Nine Months
	2015	2014	2015	2014
	(in millions)
Realized gains on credit derivatives (1)	$14	$17	$52	$58
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	(8)	(31)	(17)	(38)
Realized gains (losses) and other settlements on credit derivatives	6	(14)	35	20
Net change in unrealized gains (losses) on credit derivatives:
Pooled corporate obligations	(24)	4	0	10
U.S. RMBS	11	252	148	117
CMBS	(3)	0	1	2
Other	96	13	116	(2)
Net change in unrealized gains (losses) on credit derivatives	80	269	265	127
Net change in fair value of credit derivatives (2)	$86	$255	$300	$147
____________________

(1)
Includes realized gain due to terminations of CDS contracts. CDS terminations in Nine Months 2015 also included a payment received from the resolution of a dispute related to a termination of CDS in 2008.

(2)
On October 9, 2015, the Company reached a settlement agreement with a CDS counterparty to terminate five Alt-A first lien CDS transactions. This termination agreement will generate a net fair value gain of approximately $293 million in the Company’s fourth quarter 2015 financial statements. In addition, on October 13, 2015, the Company terminated a CMBS transaction with a CDS counterparty and this termination agreement will generate a net fair value gain of approximately $34 million in the Company's fourth quarter 2015 financial statements.

Net Par and Realized Gain
from Terminations of CDS Contracts

	Third Quarter		Nine Months
	2015	2014	2015	2014
	(in millions)
Net par of terminated CDS contracts	$405	$1,631	$969	$2,931
Realized gain due to termination of CDS contracts	0.3	(0.1)	12.9	0.6

During Third Quarter 2015, unrealized fair value gains were driven primarily by the termination of a Triple-X life-securitization transaction in the Other sector. These unrealized gains were partially offset by wider implied net spreads in the Company’s pooled corporate CLO sector. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC’s and AGM’s name, particularly for the one year and five year CDS spreads, as the market cost of AGC’s and AGM’s credit protection decreased during the period. These transactions were pricing at or above their floor levels (or the minimum rate at which the Company would consider assuming these risks based on historical experience); therefore when the cost of purchasing CDS protection on AGC and AGM, which management refers to as the CDS spread on AGC and AGM, decreased the implied spreads that the Company would expect to receive on these transactions increased.

    During Nine Months 2015, unrealized fair value gains were generated primarily in the U.S. RMBS prime first lien and Option ARM and subprime sectors, due to tighter implied net spreads. The tighter implied net spreads were primarily a result of the increased cost to buy protection in AGC’s and AGM’s name, particularly for the one year CDS spread, as the market cost of AGC’s and AGM’s credit protection increased during the period. These transactions were pricing at or above their floor levels, therefore when the cost of purchasing CDS protection on AGC and AGM increased, the implied spreads that the Company would expect to receive on these transactions decreased. The unrealized fair value gains in the other sector were a result of the termination of a Triple-X life-securitization transaction, referenced above. In addition, during Nine Months 2015 there was a refinement in methodology to address an instance in a U.S. RMBS transaction where the Company now expects recoveries. This refinement resulted in approximately $49 million in fair value gains in Nine Months 2015.

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

Five-Year CDS Spread
on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of September 30, 2015	As of June 30, 2015	As of December 31, 2014	As of September 30, 2014	As of June 30, 2014	As of December 31, 2013
AGC	331	390	323	345	327	460
AGM	337	410	325	344	346	525

One-Year CDS Spread
on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of September 30, 2015	As of June 30, 2015	As of December 31, 2014	As of September 30, 2014	As of June 30, 2014	As of December 31, 2013
AGC	112	120	80	125	85	185
AGM	104	125	85	120	115	220

Fair Value of Credit Derivatives Assets (Liabilities)
and Effect of AGC and AGM
Credit Spreads

	As of September 30, 2015	As of December 31, 2014
	(in millions)
Fair value of credit derivatives before effect of AGC and AGM credit spreads	$(1,973)	$(2,029)
Plus: Effect of AGC and AGM credit spreads	1,126	1,134
Net fair value of credit derivatives (1)	$(847)	$(895)
____________________

(1)	September 30, 2015 amount includes $174 million of net fair value loss of credit derivatives acquired from Radian Asset.

The fair value of CDS contracts at September 30, 2015, before considering the implications of AGC’s and AGM’s credit spreads, is a direct result of continued wide credit spreads in the fixed income security markets and ratings downgrades. The asset classes that remain most affected are 2005-2007 vintages of prime first lien, Alt-A, Option ARM, subprime RMBS deals as well as TruPS and pooled corporate securities. Comparing September 30, 2015 with December 31, 2014, there was a narrowing of spreads primarily related to the Company's pooled corporate obligations which resulted in a mark to market benefit. This benefit was partially offset by the Company's acquisition of Radian Asset Assurance’s CDS portfolio which increased the Company's mark to market liability. This narrowing of spreads combined with the acquisition of Radian Asset, resulted in a gain of approximately $56 million, before taking into account AGC’s or AGM’s credit spreads.

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

Net Fair Value and Expected Losses
of Credit Derivatives by Sector

	Fair Value of Credit Derivative Asset (Liability), net		Expected Loss to be (Paid) Recovered (1)
Asset Type	As of September 30, 2015	As of December 31, 2014	As of September 30, 2015	As of December 31, 2014
	(in millions)
Pooled corporate obligations	$(231)	$(49)	$(67)	$(23)
U.S. RMBS	(346)	(494)	19	(73)
CMBS	(40)	0	(7)	—
Other	(230)	(352)	28	38
Total	$(847)	$(895)	$(27)	$(58)
____________________

(1)	Includes R&W benefit of $82 million as of September 30, 2015 and $86 million as of December 31, 2014.

Ratings Sensitivities of Credit Derivative Contracts

Within the Company's insured CDS portfolio, the transaction documentation for approximately $4.9 billion in CDS gross par insured as of September 30, 2015 requires AGC to post eligible collateral to secure its obligations to make payments under such contracts. Eligible collateral is generally cash or U.S. government or agency securities; eligible collateral other than cash is valued at a discount to the face amount.

•
For approximately $4.7 billion of such contracts, AGC has negotiated caps such that the posting requirement cannot exceed a certain fixed amount, regardless of the mark-to-market valuation of the exposure or the financial strength ratings of AGC. For such contracts, AGC need not post on a cash basis more than $575 million, although the value of the collateral posted may exceed such fixed amount depending on the advance rate agreed with the counterparty for the particular type of collateral posted.

•
For the remaining approximately $235 million of such contracts, AGC could be required from time to time to post additional collateral without such cap based on movements in the mark-to-market valuation of the underlying exposure.

As of September 30, 2015, the Company posted approximately $333 million to secure obligations under its CDS exposure, of which approximately $20 million related to such $235 million of notional. As of December 31, 2014, the Company posted approximately $376 million, of which approximately $25 million related to $242 million of notional where AGC or AGRO could be required to post additional collateral based on movements in the mark-to-market valuation of the underlying exposure.

Sensitivity to Changes in Credit Spread

The following table summarizes the estimated change in fair values on the net balance of the Company’s credit derivative positions assuming immediate parallel shifts in credit spreads on AGC and AGM and on the risks that they both assume.

Effect of Changes in Credit Spread
As of September 30, 2015

Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
100% widening in spreads	$(1,723)	$(876)
50% widening in spreads	(1,285)	(438)
25% widening in spreads	(1,067)	(220)
10% widening in spreads	(935)	(88)
Base Scenario	(847)	—
10% narrowing in spreads	(765)	82
25% narrowing in spreads	(643)	204
50% narrowing in spreads	(441)	406
 ____________________

(1)	Includes the effects of spreads on both the underlying asset classes and the Company’s own credit spread.

10.	Consolidated Variable Interest Entities

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

Number of FG VIEs Consolidated

	Nine Months
	2015	2014

Beginning of the period, December 31	32	40
Radian Asset Acquisition	4	—
Consolidated (1)	1	1
Deconsolidated (1)	—	(8)
Matured	—	(2)
End of the period, September 30	37	31
____________________

(1)
Net loss on consolidation was $26 million in Nine Months 2015, and net gain on deconsolidation was $120 million in Nine Months 2014, and recorded in “fair value gains (losses) on FG VIEs” in the consolidated statement of operations.

The total unpaid principal balance for the FG VIEs’ assets that were over 90 days or more past due was approximately $198 million at September 30, 2015 and $183 million at December 31, 2014. The aggregate unpaid principal of the FG VIEs’ assets was approximately $923 million greater than the aggregate fair value at September 30, 2015, excluding the effect of R&W settlements and restricted cash. The aggregate unpaid principal of the FG VIEs’ assets was approximately $941 million greater than the aggregate fair value at December 31, 2014, excluding the effect of R&W settlements and restricted cash.

The change in the instrument-specific credit risk of the FG VIEs’ assets held as of September 30, 2015 that was recorded in the consolidated statements of operations for Third Quarter 2015 and Nine Months 2015 were gains of $56 million and $25 million, respectively. The change in the instrument-specific credit risk of the FG VIEs’ assets held as of September 30, 2014 that was recorded in the consolidated statements of operations for Third Quarter 2014 and Nine Months 2014 were gains of $86 million and $140 million, respectively. To calculate the instrument specific credit risk, the changes in the fair value of the FG VIE assets are allocated between those changes that are due to the instrument specific credit risk and those are due to other factors, including interest rates. The instrument specific credit risk amount is determined by using expected contractual cash flows versus current expected cash flows discounted at original contractual rate. The net present value is calculated by discounting the expected cash flows of the underlying security, excluding the Company’s financial guaranty insurance, at the relevant effective interest rate.

The unpaid principal for FG VIE liabilities with recourse was $2,045 million and $1,912 million as of September 30, 2015 and December 31, 2014, respectively. FG VIE liabilities with recourse will mature at various dates ranging from 2025 to 2046. The aggregate unpaid principal balance of the FG VIE liabilities with and without recourse was approximately $981 million greater than the aggregate fair value of the FG VIEs’ liabilities as of September 30, 2015. The aggregate unpaid principal balance was approximately $916 million greater than the aggregate fair value of the FG VIEs' liabilities as of December 31, 2014.

The table below shows the carrying value of the consolidated FG VIEs’ assets and liabilities in the consolidated financial statements, segregated by the types of assets that collateralize their respective debt obligations for FG VIE liabilities with recourse.

Consolidated FG VIEs
By Type of Collateral

	As of September 30, 2015 (1)		As of December 31, 2014
	Assets	Liabilities	Assets	Liabilities
	(in millions)
With recourse:
U.S. RMBS first lien	$713	$572	$632	$581
U.S. RMBS second lien	208	295	238	327
Other	448	448	369	369
Total with recourse	1,369	1,315	1,239	1,277
Without recourse	178	167	163	142
Total	$1,547	$1,482	$1,402	$1,419
____________________

(1)	The September 30, 2015 amounts include $115 million of FG VIE assets and $111 million of FG VIE liabilities acquired from Radian Asset.

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

Effect of Consolidating FG VIEs on Net Income,
Cash Flows From Operating Activities and Shareholders’ Equity

	Third Quarter		Nine Months
	2015	2014	2015	2014
	(in millions)
Net earned premiums	$(6)	$(5)	$(16)	$(27)
Net investment income	(3)	(2)	(9)	(8)
Net realized investment gains (losses)	6	0	9	(5)
Fair value gains (losses) on FG VIEs	2	50	0	232
Bargain purchase gain	—	—	2	—
Other income (loss)	0	0	0	(2)
Loss and LAE	11	14	18	21
Effect on income before tax	10	57	4	211
Less: tax provision (benefit)	4	20	1	74
Effect on net income (loss)	$6	$37	$3	$137

Effect on cash flows from operating activities	$11	$18	$44	$57

	As of September 30, 2015	As of December 31, 2014
	(in millions)
Effect on shareholders’ equity (decrease) increase	$(38)	$(44)

Fair value gains (losses) on FG VIEs represent the net change in fair value on the consolidated FG VIEs’ assets and liabilities. During Third Quarter 2015, the Company recorded a pre-tax net fair value gain on consolidated FG VIEs of $2 million. The primary driver of the gain was mark-to-market gains due to price appreciation on the FG VIE assets during the quarter resulting from improvements in the underlying collateral. During Nine Months 2015, the Company recorded a pre-tax net fair value loss on consolidated FG VIEs of less than $1 million. The primary driver of the loss was a pre-tax loss of $26 million on the consolidation of one new FG VIE which was mostly offset by net mark-to-market gains due to price appreciation on the FG VIE assets resulting from improvements in the underlying collateral.

During Third Quarter 2014, the Company recorded a pre-tax net fair value gain on consolidated FG VIEs of $50 million. This gain was primarily driven by price appreciation on the Company's FG VIE assets relating to HELOC transactions and principal payments. During Nine Months 2014 the Company recorded a pre-tax net fair value gain of consolidated FG VIEs of $232 million. The primary driver of this gain, $120 million, was a result of the deconsolidation of seven VIEs in first quarter 2014. There was an additional gain of $37 million resulting from the Company exercising its option to accelerate two second lien RMBS VIEs. These two VIEs were treated as maturities during the period.

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

Non-Consolidated VIEs

As of September 30, 2015 and December 31, 2014, the Company had financial guaranty contracts outstanding for approximately 840 and 930 VIEs, respectively, that it did not consolidate. To date, the Company’s analyses have indicated that it does not have a controlling financial interest in any other VIEs and, as a result, they are not consolidated in the consolidated financial statements. The Company’s exposure provided through its financial guaranties with respect to debt obligations of special purpose entities is included within net par outstanding in Note 4, Outstanding Exposure.

11.	Investments and Cash

Net Investment Income and Realized Gains (Losses)

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets. Accrued investment income was $103 million and $98 million as of September 30, 2015 and December 31, 2014, respectively.

Net Investment Income

	Third Quarter		Nine Months
	2015	2014	2015	2014
	(in millions)
Income from fixed-maturity securities managed by third parties	$85	$83	$252	$244
Income from internally managed securities:
Fixed maturities	15	15	44	52
Other	14	6	21	11
Gross investment income	114	104	317	307
Investment expenses	(2)	(2)	(6)	(6)
Net investment income	$112	$102	$311	$301

Net Realized Investment Gains (Losses)

	Third Quarter		Nine Months
	2015	2014	2015	2014
	(in millions)
Gross realized gains on available-for-sale securities	$3	$3	$35	$10
Gross realized gains on other assets in investment portfolio	0	1	3	8
Gross realized losses on available-for-sale securities	(3)	(1)	(10)	(4)
Gross realized losses on other assets in investment portfolio	(9)	(1)	(11)	(1)
Other-than-temporary impairment	(18)	(21)	(37)	(38)
Net realized investment gains (losses)	$(27)	$(19)	$(20)	$(25)

The following table presents the roll-forward of the credit losses of fixed-maturity securities for which the Company has recognized an other-than-temporary-impairment and where the portion of the fair value adjustment related to other factors was recognized in other comprehensive income ("OCI").

Roll Forward of Credit Losses
in the Investment Portfolio

	Third Quarter		Nine Months
	2015	2014	2015	2014
	(in millions)
Balance, beginning of period	$104	$84	$124	$80
Additions for credit losses on securities for which an other-than-temporary-impairment was not previously recognized	2	3	2	29
Reductions for securities sold and other settlement during the period	—	—	(28)	(12)
Additions for credit losses on securities for which an other-than-temporary-impairment was previously recognized	0	17	8	7
Balance, end of period	$106	$104	$106	$104

Investment Portfolio

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of September 30, 2015

Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI(2) Gain (Loss) on Securities with Other-Than-Temporary Impairment	Weighted Average Credit Rating (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	53%	$5,668	$308	$(18)	$5,958	$3	AA
U.S. government and agencies	4	449	28	0	477	0	AA+
Corporate securities	13	1,403	45	(12)	1,436	(3)	A
Mortgage-backed securities(4):	0
RMBS	13	1,349	38	(16)	1,371	(2)	A
CMBS	4	492	19	0	511	—	AAA
Asset-backed securities	5	584	6	0	590	4	BB-
Foreign government securities	3	297	6	(6)	297	—	AA+
Total fixed-maturity securities	95	10,242	450	(52)	10,640	2	AA-
Short-term investments	5	526	0	(4)	522	—	AA
Total investment portfolio	100%	$10,768	$450	$(56)	$11,162	$2	AA-

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of December 31, 2014

Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Gain (Loss) on Securities with Other-Than-Temporary Impairment	Weighted Average Credit Rating (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	50%	$5,416	$380	$(1)	$5,795	$7	AA
U.S. government and agencies	6	635	31	(1)	665	—	AA+
Corporate securities	12	1,320	53	(5)	1,368	(2)	A
Mortgage-backed securities(4):
RMBS	12	1,255	51	(21)	1,285	0	A-
CMBS	6	639	20	0	659	—	AAA
Asset-backed securities	4	411	9	(3)	417	3	BBB-
Foreign government securities	3	296	8	(2)	302	—	AA+
Total fixed-maturity securities	93	9,972	552	(33)	10,491	8	AA-
Short-term investments	7	767	0	0	767	0	AA+
Total investment portfolio	100%	$10,739	$552	$(33)	$11,258	$8	AA-
____________________

(1)	Based on amortized cost.

(2)	Accumulated OCI. See also Note 18, Shareholders' Equity.

(3)
Ratings in the tables above represent the lower of the Moody’s and S&P classifications except for bonds purchased for loss mitigation or risk management strategies, which use internal ratings classifications. The Company’s portfolio consists primarily of high-quality, liquid instruments.

(4)	Government-agency obligations were approximately 55% of mortgage backed securities as of September 30, 2015 and 44% as of December 31, 2014 based on fair value.

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

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of September 30, 2015

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$587	$(18)	$4	$0	$591	$(18)
U.S. government and agencies	31	0	—	—	31	0
Corporate securities	373	(8)	99	(4)	472	(12)
Mortgage-backed securities:
RMBS	315	(2)	91	(14)	406	(16)
CMBS	24	0	2	0	26	0
Asset-backed securities	2	0	—	—	2	0
Foreign government securities	97	(3)	54	(3)	151	(6)
Total	$1,429	$(31)	$250	$(21)	$1,679	$(52)
Number of securities (1)		342		37		372
Number of securities with other-than-temporary impairment		5		4		9

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2014

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$64	$0	$25	$(1)	$89	$(1)
U.S. government and agencies	139	0	68	(1)	207	(1)
Corporate securities	189	(3)	104	(2)	293	(5)
Mortgage-backed securities:
RMBS	205	(3)	159	(18)	364	(21)
CMBS	36	0	19	0	55	0
Asset-backed securities	56	(2)	18	(1)	74	(3)
Foreign government securities	108	(2)	0	0	108	(2)
Total	$797	$(10)	$393	$(23)	$1,190	$(33)
Number of securities (1)		125		82		198
Number of securities with other-than-temporary impairment		3		7		10
___________________

(1)
The number of securities does not add across because lots of the same securities have been purchased at different times and appear in both categories above (i.e. Less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

Of the securities in an unrealized loss position for 12 months or more as of September 30, 2015, four securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of September 30, 2015 was $13 million. The Company has determined that the unrealized losses recorded as of September 30, 2015 are yield related and not the result of other-than-temporary-impairment.

The amortized cost and estimated fair value of available-for-sale fixed maturity securities by contractual maturity as of September 30, 2015 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of September 30, 2015

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$260	$261
Due after one year through five years	1,579	1,637
Due after five years through 10 years	2,241	2,349
Due after 10 years	4,321	4,511
Mortgage-backed securities:
RMBS	1,349	1,371
CMBS	492	511
Total	$10,242	$10,640

The investment portfolio contains securities and cash that are either held in trust for the benefit of third party reinsurers in accordance with statutory requirements, invested in a guaranteed investment contract for future claims payments, placed on deposit to fulfill state licensing requirements, or otherwise restricted in the amount of $299 million and $236 million as of September 30, 2015 and December 31, 2014, respectively, based on fair value. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,456 million and $1,395 million as of September 30, 2015 and December 31, 2014, respectively, based on fair value.

The fair value of the Company’s pledged securities to secure its obligations under its CDS exposure totaled $333 million and $376 million as of September 30, 2015 and December 31, 2014, respectively.

No material investments of the Company were non-income producing for Nine Months 2015 and Nine Months 2014, respectively.

Internally Managed Portfolio

The investment portfolio tables shown above include both assets managed externally and internally. In the table below, more detailed information is provided for the component of the total investment portfolio that is internally managed (excluding short-term investments). The internally managed portfolio, as defined below, represents approximately 10% and 8% of the investment portfolio, on a fair value basis as of September 30, 2015 and December 31, 2014, respectively. The internally managed portfolio consists primarily of the Company's investments in securities for (i) loss mitigation purposes, (ii) other risk management purposes and (iii) where the Company believes a particular security presents an attractive investment opportunity.

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

Internally Managed Portfolio
Carrying Value

	As of September 30, 2015	As of December 31, 2014
	(in millions)
Assets purchased for loss mitigation and other risk management purposes:
Fixed-maturity securities, at fair value	$940	$835
Other invested assets	117	46
Other	64	79
Total	$1,121	$960

12.	Insurance Company Regulatory Requirements

Contingency Reserves

On July 15, 2013, AGM and its wholly-owned subsidiary AGE (together, the "AGM Group") and AGC, were notified that the New York State Department of Financial Services ("NYDFS") and the Maryland Insurance Administration (“MIA”) do not object to the AGM Group and AGC, respectively, reassuming all of the outstanding contingency reserves that the AGM Group and AGC had ceded to AG Re and electing to cease ceding future contingency reserves to AG Re. The insurance regulators permitted the AGM Group and AGC to reassume the contingency reserves in increments over three years. In Third Quarter 2015, the AGM Group and AGC each reassumed their respective final installments and as of September 30, 2015, the AGM Group and AGC had collectively reassumed an aggregate of approximately $522 million.

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

Dividend Restrictions and Capital Requirements

Under New York insurance law, AGM may only pay dividends out of "earned surplus", which is the portion of a company's surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to shareholders as dividends or transferred to stated capital or capital surplus, or applied to other purposes permitted by law, but does not include unrealized appreciation of assets. AGM may pay dividends without the prior approval of the New York Superintendent of Financial Services ("New York Superintendent") that, together with all dividends declared or distributed by it during the preceding 12 months, does not exceed the lesser of 10% of its policyholders' surplus (as of the last annual or quarterly statement filed with the New York Superintendent) or 100% of its adjusted net investment income during that period. The maximum amount available during 2015 for AGM to distribute as dividends without regulatory approval is estimated to be approximately $215 million, of which approximately $52 million is estimated to be available for distribution in the fourth quarter of 2015.

Under Maryland's insurance law, AGC may, with prior notice to the Maryland Insurance Commissioner, pay an ordinary dividend that, together with all dividends paid in the prior 12 months, does not exceed 10% of its policyholders' surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. The maximum amount available during 2015 for AGC to distribute as ordinary dividends is approximately $90 million, of which approximately $40 million is available for distribution in the fourth quarter of 2015.

MAC is a New York domiciled insurance company subject to the same dividend limitations described above for AGM. The Company does not currently anticipate that MAC will distribute any dividends.

For AG Re, any distribution (including repurchase of shares) of any share capital, contributed surplus or other statutory capital that would reduce its total statutory capital by 15% or more of its total statutory capital as set out in its previous year's financial statements requires the prior approval of the Bermuda Monetary Authority ("Authority"). Separately, dividends are paid out of an insurer's statutory surplus and cannot exceed that surplus. Further, annual dividends cannot exceed 25% of total statutory capital and surplus as set out in its previous year's financial statements, which is $279 million, without AG Re certifying to the Authority that it will continue to meet required margins. Based on the foregoing limitations, in 2015 AG Re has the capacity to (i) make capital distributions in an aggregate amount up to $127 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to the limit of its outstanding statutory surplus, which is $271 million. Such dividend capacity is further limited by the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements. As of September 30, 2015, AG Re had unencumbered assets of approximately $611 million.

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

Dividends and Surplus Notes
By Insurance Company Subsidiaries

	Third Quarter		Nine Months
	2015	2014	2015	2014
	(in millions)
Dividends paid by AGC to AGUS	$15	$15	$50	$30
Dividends paid by AGM to AGMH	57	60	163	105
Dividends paid by AG Re to AGL	35	—	120	82
Repayment of surplus note by AGM to AGMH	—	25	25	50

13.	Income Taxes

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

Effective Tax Rate Reconciliation

	Third Quarter		Nine Months
	2015	2014	2015	2014
	(in millions)
Expected tax provision (benefit) at statutory rates in taxable jurisdictions	$56	$145	$276	$255
Tax-exempt interest	(14)	(15)	(41)	(43)
Gain on bargain purchase	—	—	(19)	—
Change in liability for uncertain tax positions	10	6	12	7
Other	(9)	(3)	(8)	0
Total provision (benefit) for income taxes	$43	$133	$220	$219
Effective tax rate	25.0%	27.3%	26.0%	28.3%

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

The following table presents pretax income and revenue by jurisdiction.

Pretax Income (Loss) by Tax Jurisdiction

	Third Quarter		Nine Months
	2015	2014	2015	2014
	(in millions)
United States	$166	$419	$803	$741
Bermuda	12	76	67	57
U.K.	(6)	(7)	(23)	(23)
Total	$172	$488	$847	$775

Revenue by Tax Jurisdiction

	Third Quarter		Nine Months
	2015	2014	2015	2014
	(in millions)
United States	$311	$420	$1,229	$908
Bermuda	58	106	209	168
U.K.	(1)	(1)	(6)	(3)
Total	$368	$525	$1,432	$1,073

Pretax income by jurisdiction may be disproportionate to revenue by jurisdiction to the extent that insurance losses incurred are disproportionate.

Valuation Allowance

As part of the Radian Asset Acquisition, the Company acquired $11 million of foreign tax credits (“FTC”) which will expire between 2018 and 2020. After reviewing positive and negative evidence, the Company came to the conclusion that it is more likely than not that the FTC credit will not be utilized, and therefore recorded a valuation allowance with respect to this tax attribute.

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

Audits

AGUS has open tax years with the U.S. Internal Revenue Service (“IRS”) for 2009 forward and is currently under audit for the 2009-2012 tax years. On February 20, 2013 the IRS notified AGUS that the Joint Committee on Taxation completed its review of the 2006 through 2008 tax years and has accepted the results of the IRS examination without exception. Assured Guaranty Oversees US Holdings Inc. has open tax years of 2012 forward. The IRS concluded its field work, without adjustment, with respect to tax years through 2009 for AGMH and subsidiaries while members of the Dexia Holdings Inc. consolidated tax group. The Company's U.K. subsidiaries are not currently under examination and have open tax years of 2012 forward.
Uncertain Tax Positions

The Company's policy is to recognize interest and penalties related to uncertain tax positions in income tax expense and has accrued $0.7 million for Nine Months 2015 and $1 million for 2014. As of September 30, 2015 and December 31, 2014, the Company has accrued $5.2 million and $4.5 million of interest, respectively.

The total amount of unrecognized tax benefits as of September 30, 2015 and December 31, 2014, that would affect the effective tax rate, if recognized, was $39 million and $28 million, respectively.

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

The downgrade of the financial strength ratings of AG Re or of AGC gives certain ceding companies the right to recapture business they had ceded to AG Re and AGC, which would lead to a reduction in the Company's unearned premium reserve and related earnings on such reserve. With respect to a significant portion of the Company's in-force financial guaranty assumed business, based on AG Re's and AGC's current ratings and subject to the terms of each reinsurance agreement, the third party ceding company may have the right to recapture business it had ceded to AG Re and/or AGC, and in connection therewith, to receive payment from AG Re or AGC of an amount equal to the statutory unearned premium (net of ceding commissions) and statutory loss reserves (if any) associated with that business, plus, in certain cases, an additional ceding commission. As of September 30, 2015, if each third party insurer ceding business to AG Re and/or AGC had a right to recapture such business, and chose to exercise such right, the aggregate amounts that AG Re and AGC could be required to pay to all such companies would be approximately $72 million and $37 million, respectively.

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

In Nine Months 2015, the Company entered into a commutation agreement to reassume previously ceded U.S. public finance par. In Nine Months 2014, the Company entered into commutation agreements to reassume previously ceded business consisting of approximately $856 million par of almost exclusively U.S. public finance and European (predominantly UK) utility and infrastructure exposures outstanding as of February 28, 2014. For such 2014 reassumptions, the Company received the statutory unearned premium outstanding as of the commutation dates plus, in one case, a commutation premium.

The following table presents the components of premiums and losses reported in the consolidated statement of operations and the contribution of the Company's Assumed and Ceded Businesses.

Effect of Reinsurance on Statement of Operations

	Third Quarter		Nine Months
	2015	2014	2015	2014
	(in millions)
Premiums Written:
Direct	$41	$52	$93	$100
Assumed	(1)	(5)	1	(6)
Ceded	0	0	2	(22)
Net	$40	$47	$96	$72
Premiums Earned:
Direct	$224	$151	$596	$438
Assumed	7	12	29	32
Ceded	(18)	(19)	(51)	(58)
Net	$213	$144	$574	$412
Loss and LAE:
Direct	$111	$(58)	$323	$46
Assumed	23	11	35	26
Ceded	(22)	3	(40)	(18)
Net	$112	$(44)	$318	$54

Other Monoline Exposures

In addition to assumed and ceded reinsurance arrangements, the Company may also have exposure to some financial guaranty reinsurers (i.e., monolines) in other areas. Second-to-pay insured par outstanding represents transactions the Company has insured that were previously insured by other monolines. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary insurer. Another area of exposure is in the investment portfolio where the Company holds fixed-maturity securities that are wrapped by monolines and whose value may change based on the rating of the monoline. As of September 30, 2015, based on fair value, the Company had fixed-maturity securities in its investment portfolio consisting of $258 million insured by National, $217 million insured by Ambac Assurance Corporation ("Ambac") and $31 million insured by other guarantors.

Exposure by Reinsurer

	Ratings at		Par Outstanding (1)
	November 4, 2015		As of September 30, 2015
Reinsurer	Moody’s Reinsurer Rating	S&P Reinsurer Rating	Ceded Par Outstanding	Second-to- Pay Insured Par Outstanding	Assumed Par Outstanding
	(dollars in millions)
American Overseas Reinsurance Company Limited (f/k/a Ram Re)	WR (2)	WR	$5,480	$—	$30
Tokio Marine & Nichido Fire Insurance Co., Ltd.	Aa3 (3)	A+ (3)	4,426	—	—
Syncora Guarantee Inc.	WR	WR	3,505	1,538	159
Mitsui Sumitomo Insurance Co. Ltd.	A1	A+ (3)	1,854	—	—
ACA Financial Guaranty Corp.	NR (4)	WR	714	19	—
Ambac	WR	WR	117	4,370	11,633
National (5)	A3	AA-	—	5,448	5,259
MBIA	(6)	(6)	—	2,584	449
Financial Guaranty Insurance Co.	WR	WR	—	1,551	674
Ambac Assurance Corp. Segregated Account	NR	NR	—	95	888
CIFG Assurance North America Inc.	WR	WR	—	96	3,663
Other	Various	Various	215	821	134
Total			$16,311	$16,522	$22,889
____________________

(1)	Includes par related to insured credit derivatives.

(2)    Represents “Withdrawn Rating.”

(3)    The Company benefits from trust arrangements that satisfy the triple-A credit requirement of S&P and/or Moody’s.

(4)    Represents “Not Rated.”

(5)	National is also rated AA+ by KBRA.

(6)	MBIA includes subsidiaries MBIA Insurance Corp. rated B by S&P and B2 by Moody's and MBIA U.K. Insurance Ltd. rated B by S&P and Ba2 by Moody’s.

Amounts Due (To) From Reinsurers
As of September 30, 2015

	Assumed Premium, net of Commissions	Ceded Premium, net of Commissions	Assumed Expected Loss to be Paid	Ceded Expected Loss to be Paid
	(in millions)
American Overseas Reinsurance Company Limited (f/k/a Ram Re)	$—	$(7)	$—	$25
Tokio Marine & Nichido Fire Insurance Co., Ltd.	—	(11)	—	56
Syncora Guarantee Inc.	—	(26)	—	6
Mitsui Sumitomo Insurance Co. Ltd.	—	(3)	—	23
Ambac	42	—	(13)	—
Ambac Assurance Corp. Segregated Account	11	—	(68)	—
CIFG Assurance North America Inc.	—	—	(48)	—
MBIA	5	—	(10)	—
National	6	—	(7)	—
Financial Guaranty Insurance Co.	4	—	(10)	—
Other	1	(5)	—	—
Total	$69	$(52)	$(156)	$110

Excess of Loss Reinsurance Facility

AGC, AGM and MAC entered into an aggregate excess of loss reinsurance facility with a number of reinsurers, effective as of January 1, 2014. Currently, the facility covers losses occurring from January 1, 2015 through December 31, 2021, subject to the payment of certain additional premium by AGC, AGM and MAC on or before January 1, 2016.  If AGC, AGM and MAC elect not to pay such additional premium, the facility terminates on January 1, 2016, and those companies are currently considering what actions to take with respect to the facility. The facility covers certain U.S. public finance credits insured or reinsured by AGC, AGM and MAC as of September 30, 2013, excluding credits that were rated non-investment grade as of December 31, 2013 by Moody’s or S&P or internally by AGC, AGM or MAC and is subject to certain per credit limits. Among the credits excluded are those associated with the Commonwealth of Puerto Rico and its related authorities and public corporations. The facility attaches when AGC’s, AGM’s and MAC’s net losses (net of AGC’s and AGM's reinsurance (including from affiliates) and net of recoveries) exceed $1.5 billion in the aggregate. The facility covers a portion of the next $500 million of losses, with the reinsurers assuming pro rata in the aggregate $450 million of the $500 million of losses and AGC, AGM and MAC jointly retaining the remaining $50 million of losses. The reinsurers are required to be rated at least AA- or to post collateral sufficient to provide AGM, AGC and MAC with the same reinsurance credit as reinsurers rated AA-. AGM, AGC and MAC are obligated to pay the reinsurers their share of recoveries relating to losses during the coverage period in the covered portfolio. AGC, AGM and MAC paid approximately $19 million of premiums for the term January 1, 2014 through December 31, 2014 and also paid approximately $19 million of premiums for the term January 1, 2015 through December 31, 2015.

15.	Commitments and Contingencies

Leases

AGL and its subsidiaries lease office space and certain other items.

AGM entered into an operating lease as of September 30, 2015 for new office space comprising one full floor and one partial floor at 1633 Broadway in New York City.  The Company plans to move the headquarters of its U.S. affiliates from 31 West 52nd Street to this new location during the summer of 2016.  The new lease is for approximately 88,000 square feet and runs until 2032, with an option, subject to certain conditions, to renew for five years at a fair market rent.  The fixed annual rent, which commences after an initial rent holiday, begins at $6.2 million, rising in two steps to $7.3 million for the last five years of the initial term.  In connection with the move and in return for rent abatement and certain other concessions, AGM agreed to terminate, eight months after its new space is delivered, its lease on its existing office space at 31 West 52nd Street, which had been scheduled to run until 2026.

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

In addition, in the ordinary course of their respective businesses, certain of the Company’s subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods. For example, as described in the "Recovery Litigation" section of Note 6, Expected Loss to be Paid, in December 2008, the Company filed a claim in the Supreme Court of the State of New York against an investment manager in a transaction it insured alleging breach of fiduciary duty, gross negligence and breach of contract; discovery on the matter is ongoing. In the past, AGC and AGM have filed complaints against certain sponsors and underwriters of RMBS securities that AGC or AGM had insured, alleging that such persons had breached representations and warranties in the transaction documents, failed to cure or repurchase defective loans and/or violated state securities laws. The amounts, if any, the Company will recover in proceedings to recover losses are uncertain, and recoveries, or failure to obtain recoveries, in any of these proceedings during any quarter or year could be material to the Company’s results of operations in that particular quarter or year.

Litigation

Proceedings Relating to the Company’s Financial Guaranty Business

The Company receives subpoenas duces tecum and interrogatories from regulators from time to time.

On November 28, 2011, Lehman Brothers International (Europe) (in administration) (“LBIE”) sued AGFP, an affiliate of AGC which in the past had provided credit protection to counterparties under credit default swaps. AGC acts as the credit support provider of AGFP under these credit default swaps. LBIE’s complaint, which was filed in the Supreme Court of the State of New York, alleged that AGFP improperly terminated nine credit derivative transactions between LBIE and AGFP and improperly calculated the termination payment in connection with the termination of 28 other credit derivative transactions between LBIE and AGFP. Following defaults by LBIE, AGFP properly terminated the transactions in question in compliance with the requirements of the agreement between AGFP and LBIE, and calculated the termination payment. AGFP calculated that LBIE owes AGFP approximately $29 million in connection with the termination of the credit derivative transactions, whereas LBIE asserted in the complaint that AGFP owes LBIE a termination payment of approximately $1.4 billion. On February 3, 2012, AGFP filed a motion to dismiss certain of the counts in the complaint, and on March 15, 2013, the court granted AGFP's motion to dismiss the count relating to improper termination of the nine credit derivative transactions and denied AGFP's motion to dismiss the count relating to the remaining transactions. In their April 10, 2015 report to LBIE’s unsecured creditors, LBIE’s administrators disclosed that LBIE's valuation expert has calculated LBIE's damages in aggregate for the 28 transactions to range between a minimum of approximately $200 million and a maximum of approximately $500 million, depending on what adjustment, if any, is made for AGFP's credit risk and excluding any applicable interest. Discovery has been ongoing. Notwithstanding the range calculated by LBIE's valuation expert, the Company cannot reasonably estimate the possible loss, if any, that may arise from this lawsuit.

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

On May 28, 2014, Houston Casualty Company Europe, Seguros y Reseguros, S.A. (“HCCE”) notified Radian Asset that it was demanding arbitration against Radian Asset in connection with housing cooperative losses presented to Radian Asset by HCCE under several years of quota-share surety reinsurance contracts.  HCCE claims AGC, as successor to Radian Asset, is required to pay to it, as ceding company, among other amounts, its share of certain current and future housing cooperative losses, together with certain fees, expenses and costs relating thereto.  HCCE has presented approximately €15 million in claims to AGC through September 30, 2015 and is still in the process of settling additional similar claims. Based on the experience to date, AGC estimates HCCE may submit additional claims of approximately €2.9 million under the reinsurance contracts. AGC is disputing the claims and intends to assert its defenses in the arbitration. The reinsurance contracts provide for arbitration in Madrid and are governed by Spanish law. Arbitration proceedings may commence in early 2016.

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

Lawsuits Relating to Former Financial Products Business

During 2008, nine putative class action lawsuits were filed in federal court alleging federal antitrust violations in the municipal derivatives industry, seeking damages and alleging, among other things, a conspiracy to fix the pricing of, and manipulate bids for, municipal derivatives, including GICs. These cases have been coordinated and consolidated for pretrial proceedings in the U.S. District Court for the Southern District of New York as MDL 1950, In re Municipal Derivatives

Antitrust Litigation, Case No. 1:08-cv-2516 (“MDL 1950”). Five of these cases named both AGMH and AGM: (a) Hinds County, Mississippi v. Wachovia Bank, N.A.; (b) Fairfax County, Virginia v. Wachovia Bank, N.A.; (c) Central Bucks School District, Pennsylvania v. Wachovia Bank, N.A.; (d) Mayor and City Council of Baltimore, Maryland v. Wachovia Bank, N.A.; and (e) Washington County, Tennessee v. Wachovia Bank, N.A. In April 2009, the MDL 1950 court granted the defendants’ motion to dismiss on the federal claims for these five cases, but granted leave for the plaintiffs to file an amended complaint. The Corrected Third Consolidated Amended Class Action Complaint, filed on October 9, 2013, lists neither AGM nor AGMH as a named defendant or a co-conspirator. The complaint generally seeks unspecified monetary damages, interest, attorneys’ fees and other costs. The other four cases named AGMH (but not AGM) and also alleged that the defendants violated California state antitrust law and common law by engaging in illegal bid-rigging and market allocation, thereby depriving the cities or municipalities of competition in the awarding of GICs and ultimately resulting in the cities paying higher fees for these products: (f) City of Oakland, California v. AIG Financial Products Corp.; (g) County of Alameda, California v. AIG Financial Products Corp.; (h) City of Fresno, California v. AIG Financial Products Corp.; and (i) Fresno County Financing Authority v. AIG Financial Products Corp. When the four plaintiffs filed a consolidated complaint in September 2009, the plaintiffs did not name AGMH as a defendant. However, the complaint does describe some of AGMH’s and AGM’s activities. The consolidated complaint generally seeks unspecified monetary damages, interest, attorneys’ fees and other costs. In April 2010, the MDL 1950 court granted in part and denied in part the named defendants’ motions to dismiss this consolidated complaint. The Company cannot reasonably estimate the possible loss, if any, or range of loss that may arise from these lawsuits. On September 22, 2015, the remaining parties to the putative class action reported to the MDL 1950 Court that settlements in principle had been reached. The parties also reported that final settlement with those remaining defendants would resolve the putative class case.

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

16.	Long-Term Debt and Credit Facilities

The principal and carrying values of the Company’s long-term debt are presented in the table below.

Principal and Carrying Amounts of Debt

	As of September 30, 2015		As of December 31, 2014
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS:
7.0% Senior Notes	$200	$198	$200	$198
5.0% Senior Notes	500	499	500	499
Series A Enhanced Junior Subordinated Debentures	150	150	150	150
Total AGUS	850	847	850	847
AGMH:
67/8% QUIBS	100	69	100	68
6.25% Notes	230	140	230	139
5.60% Notes	100	55	100	55
Junior Subordinated Debentures	300	180	300	175
Total AGMH	730	444	730	437
AGM:
Notes Payable	13	15	16	19
Total AGM	13	15	16	19
Total	$1,593	$1,306	$1,596	$1,303

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $1.2 billion as of September 30, 2015. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. It is difficult to determine the probability that AGM will have to pay strip provider claims or the likely aggregate amount of such claims. At September 30, 2015, approximately $1.4 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

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

The Company was in compliance with all financial covenants as of September 30, 2015.

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

As of September 30, 2015, no amounts were outstanding under this facility, nor have there been any borrowings during the life of this facility.

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

In addition, in 2012 AGUS borrowed $90 million from its affiliate AGRO to fund the acquisition of MAC. That loan remained outstanding as of September 30, 2015.

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

In June 2003, $200 million of “AGM CPS”, money market preferred trust securities, were issued by trusts created for the primary purpose of issuing the AGM CPS, investing the proceeds in high-quality commercial paper and selling put options to AGM, allowing AGM to issue the trusts non-cumulative redeemable perpetual preferred stock (the “AGM Preferred Stock”) of AGM in exchange for cash. There are four trusts, each with an initial aggregate face amount of $50 million. These trusts hold auctions every 28 days, at which time investors submit bid orders to purchase AGM CPS. If AGM were to exercise a put option, the applicable trust would transfer the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, to AGM in exchange for AGM Preferred Stock. AGM pays a floating put premium to the trusts, which represents the difference between the commercial paper yield and the winning auction rate (plus all fees and expenses of the trust). If an auction does not attract sufficient clearing bids, however, the auction rate is subject to a maximum rate of one-month LIBOR plus 200 basis points for the next succeeding distribution period. Beginning in August 2007, the AGM CPS required the maximum rate for each of the relevant trusts. AGM continues to have the ability to exercise its put option and cause the related trusts to purchase AGM Preferred Stock. The trusts provide AGM access to new capital at its sole discretion through the exercise of the put options. As of September 30, 2015 the put option had not been exercised. The Company does not consider itself to be the primary beneficiary of the trusts. See Note 8, Fair Value Measurement, –Other Assets–Committed Capital Securities, for a fair value measurement discussion.

17.	Earnings Per Share

Computation of Earnings Per Share

	Third Quarter		Nine Months
	2015	2014	2015	2014
	(in millions)
Basic earnings per share ("EPS"):
Net income (loss) attributable to AGL	$129	$355	$627	$556
Less: Distributed and undistributed income (loss) available to nonvested shareholders	0	1	0	0
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$129	$354	$627	$556
Basic shares	145.8	168.8	150.7	176.4
Basic EPS	$0.88	$2.10	$4.16	$3.15

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$129	$354	$627	$556
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	0	0	0	0
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$129	$354	$627	$556

Basic shares	145.8	168.8	150.7	176.4
Effect of dilutive securities:
Options and restricted stock awards	0.7	0.9	0.9	1.0
Diluted shares	146.5	169.7	151.6	177.4
Diluted EPS	$0.88	$2.09	$4.13	$3.13
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	1.3	1.9	0.7	1.6

18.	Shareholders' Equity

Other Comprehensive Income

The following tables present the changes in each component of AOCI and the effect of significant reclassifications out of AOCI on the respective line items in net income.

Changes in Accumulated Other Comprehensive Income by Component
Third Quarter 2015

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, June 30, 2015	$236	$4	$(9)	$8	$239
Other comprehensive income (loss) before reclassifications	41	(15)	(4)	—	22
Amounts reclassified from AOCI to:
Net realized investment gains (losses)	10	17	—	—	27
Net investment income	(9)	—	—	—	(9)
Interest expense	—	—	—	0	0
Total before tax	1	17	—	0	18
Tax (provision) benefit	0	(6)	—	0	(6)
Total amount reclassified from AOCI, net of tax	1	11	—	0	12
Net current period other comprehensive income (loss)	42	(4)	(4)	0	34
Balance, September 30, 2015	$278	$0	$(13)	$8	$273

Changes in Accumulated Other Comprehensive Income by Component
Third Quarter 2014

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, June 30, 2014	$345	$(22)	$1	$8	$332
Other comprehensive income (loss) before reclassifications	(5)	1	(5)	—	(9)
Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(5)	20	—	—	15
Interest expense	—	—	—	0	0
Total before tax	(5)	20	—	0	15
Tax (provision) benefit	2	(7)	—	0	(5)
Total amount reclassified from AOCI, net of tax	(3)	13	—	0	10
Net current period other comprehensive income (loss)	(8)	14	(5)	0	1
Balance, September 30, 2014	$337	$(8)	$(4)	$8	$333

Changes in Accumulated Other Comprehensive Income by Component
Nine Months 2015

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2014	$367	$4	$(10)	$9	$370
Other comprehensive income (loss) before reclassifications	(77)	(23)	(3)	—	(103)
Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(9)	29	—	—	20
Net investment income	(9)	—	—	—	(9)
Interest expense	—	—	—	(1)	(1)
Total before tax	(18)	29	—	(1)	10
Tax (provision) benefit	6	(10)	—	0	(4)
Total amount reclassified from AOCI, net of tax	(12)	19	—	(1)	6
Net current period other comprehensive income (loss)	(89)	(4)	(3)	(1)	(97)
Balance, September 30, 2015	$278	$0	$(13)	$8	$273

Changes in Accumulated Other Comprehensive Income by Component
Nine Months 2014

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2013	$178	$(24)	$(3)	$9	$160
Other comprehensive income (loss) before reclassifications	164	(8)	(1)	—	155
Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(9)	37	—	—	28
Interest expense	—	—	—	0	0
Total before tax	(9)	37	—	0	28
Tax (provision) benefit	4	(13)	—	(1)	(10)
Total amount reclassified from AOCI, net of tax	(5)	24	—	(1)	18
Net current period other comprehensive income (loss)	159	16	(1)	(1)	173
Balance, September 30, 2014	$337	$(8)	$(4)	$8	$333

Share Repurchase

The following table presents share repurchases by quarter since January 2013.

Share Repurchases

Period	Number of Shares Repurchased	Total Payments(in millions)	Average Price Paid Per Share
2013	12,512,759	$264	$21.12
2014 (January 1 - March 31)	1,350,443	35	25.92
2014 (April 1 - June 30)	7,051,842	177	25.14
2014 (July 1 - September 30)	9,623,309	226	23.47
2014 (October 1 - December 31)	6,388,187	152	23.83
Total 2014	24,413,781	590	24.17
2015 (January 1 - March 31)	5,860,291	152	25.87
2015 (April 1 - June 30)	4,737,388	133	28.13
2015 (July 1 - September 30)	5,362,103	135	25.17
Total 2015 (through September 30)	15,959,782	420	26.31
2015 (October 1 through November 5)	1,750,310	48	27.16
Total 2015	17,710,092	468	26.39
Cumulative repurchases since the beginning of 2013	54,636,632	$1,322	$24.19

As of November 5, 2015, approximately $143 million of capacity remains from the May 6, 2015 $400 million share repurchase authorization.

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

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2015
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$100	$61	$22	$11,595	$(369)	$11,409
Investment in subsidiaries	5,696	5,348	4,042	369	(15,455)	—
Premiums receivable, net of commissions payable	—	—	—	814	(138)	676
Ceded unearned premium reserve	—	—	—	1,316	(1,053)	263
Deferred acquisition costs	—	—	—	182	(64)	118
Reinsurance recoverable on unpaid losses	—	—	—	461	(372)	89
Credit derivative assets	—	—	—	249	(178)	71
Deferred tax asset, net	—	37	—	517	(128)	426
Intercompany receivable	—	—	—	90	(90)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	1,547	—	1,547
Other	28	107	39	599	(338)	435
TOTAL ASSETS	$5,824	$5,553	$4,103	$17,739	$(18,185)	$15,034
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$5,285	$(1,173)	$4,112
Loss and LAE reserve	—	—	—	1,438	(431)	1,007
Long-term debt	—	847	444	15	—	1,306
Intercompany payable	—	90	—	300	(390)	—
Credit derivative liabilities	—	—	—	1,096	(178)	918
Deferred tax liabilities, net	—	—	91	—	(91)	—
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	1,482	—	1,482
Other	5	24	20	816	(475)	390
TOTAL LIABILITIES	5	961	555	10,432	(2,738)	9,215
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO ASSURED GUARANTY LTD.	5,819	4,592	3,548	6,938	(15,078)	5,819
Noncontrolling interest	—	—	—	369	(369)	—
TOTAL SHAREHOLDERS' EQUITY	5,819	4,592	3,548	7,307	(15,447)	5,819
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,824	$5,553	$4,103	$17,739	$(18,185)	$15,034

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2014
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$126	$204	$47	$11,382	$(300)	$11,459
Investment in subsidiaries	5,612	5,072	3,965	339	(14,988)	—
Premiums receivable, net of commissions payable	—	—	—	864	(135)	729
Ceded unearned premium reserve	—	—	—	1,469	(1,088)	381
Deferred acquisition costs	—	—	—	186	(65)	121
Reinsurance recoverable on unpaid losses	—	—	—	338	(260)	78
Credit derivative assets	—	—	—	277	(209)	68
Deferred tax asset, net	—	54	—	295	(89)	260
Intercompany receivable	—	—	—	90	(90)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	1,402	—	1,402
Other	27	77	27	538	(242)	427
TOTAL ASSETS	$5,765	$5,407	$4,039	$17,180	$(17,466)	$14,925
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$5,328	$(1,067)	$4,261
Loss and LAE reserve	—	—	—	1,066	(267)	799
Long-term debt	—	847	437	19	—	1,303
Intercompany payable	—	90	—	300	(390)	—
Credit derivative liabilities	—	—	—	1,172	(209)	963
Deferred tax liabilities, net	—	—	94	—	(94)	—
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	1,419	—	1,419
Other	7	9	16	764	(374)	422
TOTAL LIABILITIES	7	946	547	10,068	(2,401)	9,167
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO ASSURED GUARANTY LTD.	5,758	4,461	3,492	6,773	(14,726)	5,758
Noncontrolling interest	—	—	—	339	(339)	—
TOTAL SHAREHOLDERS’ EQUITY	5,758	4,461	3,492	7,112	(15,065)	5,758
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,765	$5,407	$4,039	$17,180	$(17,466)	$14,925

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$219	$(6)	$213
Net investment income	0	0	0	113	(1)	112
Net realized investment gains (losses)	0	0	0	(22)	(5)	(27)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	6	0	6
Net unrealized gains (losses)	—	—	—	81	(1)	80
Net change in fair value of credit derivatives	—	—	—	87	(1)	86
Bargain purchase gain and settlement of pre-existing relationships	—	—	—	—	—	—
Other	0	—	—	(16)	—	(16)
TOTAL REVENUES	0	0	0	381	(13)	368
EXPENSES
Loss and LAE	—	—	—	114	(2)	112
Amortization of deferred acquisition costs	—	—	—	8	(3)	5
Interest expense	—	13	13	4	(5)	25
Other operating expenses	7	0	1	47	(1)	54
TOTAL EXPENSES	7	13	14	173	(11)	196
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(7)	(13)	(14)	208	(2)	172
Total (provision) benefit for income taxes	—	5	5	(55)	2	(43)
Equity in net earnings of subsidiaries	136	126	133	10	(405)	—
NET INCOME (LOSS)	$129	$118	$124	$163	$(405)	$129
Less: noncontrolling interest	—	—	—	10	(10)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$129	$118	$124	$153	$(395)	$129

COMPREHENSIVE INCOME (LOSS)	$163	$138	$139	$199	$(476)	$163

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$142	$2	$144
Net investment income	0	0	1	104	(3)	102
Net realized investment gains (losses)	0	0	0	(19)	—	(19)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	(14)	0	(14)
Net unrealized gains (losses)	—	—	—	269	—	269
Net change in fair value of credit derivatives	—	—	—	255	0	255
Other	—	—	—	43	—	43
TOTAL REVENUES	0	0	1	525	(1)	525
EXPENSES
Loss and LAE	—	—	—	(44)	—	(44)
Amortization of deferred acquisition costs	—	—	—	6	(2)	4
Interest expense	—	13	13	5	(4)	27
Other operating expenses	8	0	1	43	(2)	50
TOTAL EXPENSES	8	13	14	10	(8)	37
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(8)	(13)	(13)	515	7	488
Total (provision) benefit for income taxes	—	4	5	(140)	(2)	(133)
Equity in net earnings of subsidiaries	363	290	147	8	(808)	—
NET INCOME (LOSS)	$355	$281	$139	$383	$(803)	$355
Less: noncontrolling interest	—	—	—	24	(24)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$355	$281	$139	$359	$(779)	$355

COMPREHENSIVE INCOME (LOSS)	$356	$294	$146	$397	$(837)	$356

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$585	$(11)	$574
Net investment income	0	0	0	318	(7)	311
Net realized investment gains (losses)	0	0	1	(13)	(8)	(20)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	35	0	35
Net unrealized gains (losses)	—	—	—	292	(27)	265
Net change in fair value of credit derivatives	—	—	—	327	(27)	300
Bargain purchase gain and settlement of pre-existing relationships	—	—	—	54	160	214
Other	0	0	—	53	0	53
TOTAL REVENUES	0	0	1	1,324	107	1,432
EXPENSES
Loss and LAE	—	—	—	316	2	318
Amortization of deferred acquisition costs	—	—	—	22	(7)	15
Interest expense	—	39	40	11	(14)	76
Other operating expenses	24	1	1	152	(2)	176
TOTAL EXPENSES	24	40	41	501	(21)	585
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(24)	(40)	(40)	823	128	847
Total (provision) benefit for income taxes	—	14	14	(205)	(43)	(220)
Equity in net earnings of subsidiaries	651	594	347	30	(1,622)	—
NET INCOME (LOSS)	$627	$568	$321	$648	$(1,537)	$627
Less: noncontrolling interest	—	—	—	30	(30)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$627	$568	$321	$618	$(1,507)	$627

COMPREHENSIVE INCOME (LOSS)	$530	$482	$269	$554	$(1,305)	$530

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$408	$4	$412
Net investment income	0	0	1	307	(7)	301
Net realized investment gains (losses)	0	0	0	(23)	(2)	(25)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	20	0	20
Net unrealized gains (losses)	—	—	—	127	—	127
Net change in fair value of credit derivatives	—	—	—	147	0	147
Other	—	—	—	239	(1)	238
TOTAL REVENUES	0	0	1	1,078	(6)	1,073
EXPENSES
Loss and LAE	—	—	—	48	6	54
Amortization of deferred acquisition costs	—	—	—	17	(5)	12
Interest expense	—	27	40	13	(13)	67
Other operating expenses	24	1	1	142	(3)	165
TOTAL EXPENSES	24	28	41	220	(15)	298
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(24)	(28)	(40)	858	9	775
Total (provision) benefit for income taxes	—	9	14	(240)	(2)	(219)
Equity in net earnings of subsidiaries	580	529	436	24	(1,569)	—
NET INCOME (LOSS)	$556	$510	$410	$642	$(1,562)	$556
Less: noncontrolling interest	—	—	—	24	(24)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$556	$510	$410	$618	$(1,538)	$556

COMPREHENSIVE INCOME (LOSS)	$729	$650	$495	$957	$(2,102)	$729

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$451	$209	$134	$99	$(932)	$(39)
Cash flows from investing activities
Fixed-maturity securities:
Purchases	—	(72)	(8)	(1,830)	66	(1,844)
Sales	—	170	27	1,522	—	1,719
Maturities	—	8	—	627	—	635
Sales (purchases) of short-term investments, net	26	42	4	679	—	751
Net proceeds from financial guaranty variable entities’ assets	—	—	—	114	—	114
Intercompany debt	—	—	—	—	—	—
Investment in subsidiary	—	—	25	—	(25)	—
Acquisition of Radian Asset, net of cash acquired	—	—	—	(800)	—	(800)
Other	—	(5)	—	64	—	59
Net cash flows provided by (used in) investing activities	26	143	48	376	41	634
Cash flows from financing activities
Return of capital	—	—	—	(25)	25	—
Dividends paid	(55)	(351)	(182)	(333)	866	(55)
Repurchases of common stock	(420)	—	—	—	—	(420)
Share activity under option and incentive plans	(2)	—	—	—	—	(2)
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(122)	—	(122)
Payment of long-term debt	—	—	—	(3)	—	(3)
Intercompany debt	—	—	—	—	—	—
Net cash flows provided by (used in) financing activities	(477)	(351)	(182)	(483)	891	(602)
Effect of exchange rate changes	—	—	—	(2)	—	(2)
Increase (decrease) in cash	—	1	—	(10)	—	(9)
Cash at beginning of period	0	0	4	71	—	75
Cash at end of period	$0	$1	$4	$61	$—	$66

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$762	$170	$84	$408	$(1,077)	$347
Cash flows from investing activities
Fixed-maturity securities:
Purchases	—	(356)	(7)	(1,668)	—	(2,031)
Sales	—	399	8	544	—	951
Maturities	—	4	1	552	—	557
Sales (purchases) of short-term investments, net	(265)	(74)	14	414	—	89
Net proceeds from financial guaranty variable entities’ assets	—	—	—	346	—	346
Intercompany debt	—	—	—	—	—	—
Investment in subsidiary	—	—	50	—	(50)	—
Other	—	—	—	9	—	9
Net cash flows provided by (used in) investing activities	(265)	(27)	66	197	(50)	(79)
Cash flows from financing activities
Return of capital	—	—	—	(50)	50	—
Dividends paid	(58)	(700)	(150)	(227)	1,077	(58)
Repurchases of common stock	(438)	—	—	—	—	(438)
Share activity under option and incentive plans	(1)	—	—	—	—	(1)
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(348)	—	(348)
Net proceeds from issuance of long-term debt	—	495	—	—	—	495
Payment of long-term debt	—	—	—	(18)	—	(18)
Intercompany debt	—	—	—	—	—	—
Net cash flows provided by (used in) financing activities	(497)	(205)	(150)	(643)	1,127	(368)
Effect of exchange rate changes	—	—	—	(2)	—	(2)
Increase (decrease) in cash	—	(62)	—	(40)	—	(102)
Cash at beginning of period	0	67	0	117	—	184
Cash at end of period	$0	$5	$0	$77	$—	$82

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

•	the inability of Assured Guaranty to access external sources of capital on acceptable terms;

•	changes in the world’s credit markets, segments thereof, interest rates or general economic conditions;

•	the impact of market volatility on the mark-to-market of Assured Guaranty’s contracts written in credit default swap form;

•	changes in applicable accounting policies or practices;

•	changes in applicable laws or regulations, including insurance, bankruptcy and tax laws, or other governmental actions;

•	difficulties with the execution of Assured Guaranty’s business strategy;

•	loss of key personnel;

•	the effects of mergers, acquisitions and divestitures;

•	natural or man-made catastrophes;

•	other risks and uncertainties that have not been identified at this time;

•	management’s response to these factors; and

•	other risk factors identified in AGL's filings with the U.S. Securities and Exchange Commission (the “SEC”).
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

Economic Environment

The overall economic environment in the United States ("U.S.") continued improving during the nine-month period ended September 30, 2015 ("Nine Months 2015"), although the pace of economic growth slowed during the three-month period ended September 30, 2015 ("Third Quarter 2015"). Gross domestic product ("GDP") rose at an annualized rate of 1.5% during Third Quarter 2015, reversing the acceleration in growth that occurred in the second quarter when GDP grew at an annualized rate of 3.9% following a first quarter GDP annualized growth rate of 0.6%. Despite small increases in January and May, the unemployment rate continued its general downward trend, reaching 5.1% in September, its lowest monthly level since 2008. Still, the average number of jobs added per month was approximately 22% less during Third Quarter 2015 than during the prior six months. U.S. home prices, as measured by the Case-Shiller index, rose in the first several months of the year, subsequently stabilized, and have since resumed growth, continuing the long-term positive trend that emerged at the beginning of 2012. At its most recent meeting in October, the Federal Open Market Committee left the federal funds rate unchanged; current pricing of futures contracts indicates an approximately 50% chance of an increase in the federal funds rate prior to year-end. During Nine Months 2015, the interest rate for a widely followed industry index of 30-year municipal bonds rose by 18 basis points. Overall, the Company believes that U.S. prospects for additional economic recovery and higher interest rates were clouded by somewhat weak global economic performance, a slowdown in growth in China and geopolitical risk, accompanied by strengthening of the dollar.

In Nine Months 2015, many municipalities continued taking steps to address their fiscal challenges. A recent survey of a sample of local government finance officers showed continued improvement in a majority of their cities’ fiscal health during the year. At the state level, industry sources report that aggregate revenues also improved during Nine Months 2015. More generally, stock market gains over the last few years may have relieved some pressure on underfunded pension plans, but any such gains could be reversed by a change in market conditions, and many state and local governments continue to have difficulty funding pension and other obligations owed to municipal workers. During the last several years, although municipal defaults were rare, a small number of municipalities sought, but did not always obtain, bankruptcy protection. In Nine Months 2015, fiscal pressure stemming from Puerto Rico’s weak economy led to multiple downgrades of the Commonwealth and its related debt to levels well below-investment-grade. Outside the U.S., the number of new infrastructure financings coming to market, including those appropriate for financial guarantees, remained limited. The European Central Bank continued its program of quantitative easing, in an effort to stimulate growth as well as inflation. In the United Kingdom, the pace of economic growth slowed in Third Quarter 2015, although it remained slightly ahead of the rate of expansion during the first quarter.

Financial Performance of Assured Guaranty

Financial Results

	Third Quarter		Nine Months
	2015	2014	2015	2014
	(in millions)
Net income (loss)	$129	$355	$627	$556
Operating income(1)	164	177	582	410

Net income (loss) per diluted share	0.88	2.09	4.13	3.13
Operating income per share(1)	1.12	1.05	3.84	2.31
Diluted shares	146.5	169.7	151.6	177.4

Present value of new business production (“PVP”)(1)	$41	$56	$103	$114
Gross par written	4,703	4,177	12,992	8,704

	As of September 30, 2015		As of December 31, 2014
	Amount	Per Share	Amount	Per Share
	(in millions, except per share amounts)
Shareholders' equity	$5,819	$40.72	$5,758	$36.37
Operating shareholders' equity(1)	5,984	41.87	5,933	37.48
Adjusted book value(1)	8,571	59.97	8,495	53.66
Common shares outstanding	142.9		158.3
____________________

(1)
Please refer to “—Non-GAAP Financial Measures” for a definition of the financial measures that were not determined in accordance with accounting principles generally accepted in the United States of America ("GAAP") and a reconciliation of the non-GAAP financial measure and the most directly comparable GAAP financial measure, if available.

Third Quarter 2015

There are several primary drivers of volatility in net income or loss that are not necessarily indicative of credit impairment or improvement, or ultimate economic gains or losses: changes in credit spreads of insured credit derivative obligations, changes in fair value of assets and liabilities of financial guaranty variable interest entities ("FG VIEs"), committed capital securities ("CCS"), changes in the Company's own credit spreads, and changes in risk-free rates used to discount expected losses. Changes in credit spreads generally have the most significant effect on the fair value of credit derivatives and FG VIE assets and liabilities. In addition to these non-economic factors, other factors such as: changes in expected losses, the timing of refunding transactions and terminations, realized gains and losses on the investment portfolio (including other-than-temporary impairments), the effects of large settlements and transactions, acquisitions, and the effects of the Company's various loss mitigation strategies, among others, may also have a significant effect on reported net income or loss in a given reporting period.

Net income in Third Quarter 2015 decreased to $129 million from $355 million in the three-month period ended September 30, 2014 ("Third Quarter 2014"). Non-GAAP operating income in Third Quarter 2015 was $164 million, compared with $177 million in Third Quarter 2014. The decrease in operating income was due primarily to higher loss expense due to Puerto Rico exposures and lower representations and warranties ("R&W") settlement benefits, partially offset by higher net earned premiums due to refundings and higher net investment income. The decrease in the Company's net income includes these variances as well as lower fair value gains on credit derivatives in Third Quarter 2015 compared with Third Quarter 2014. Third Quarter 2014 includes a large fair value gain that resulted from the termination of a resecuritization transaction. In addition, net income includes fair value gains on FG VIE assets and liabilities which were lower in Third Quarter 2015 compared with Third Quarter 2014.

Nine Months 2015

Net income for Nine Months 2015 increased to $627 million from $556 million in the nine-month period ended September 30, 2014 ("Nine Months 2014"). Non-GAAP operating income in Nine Months 2015 was $582 million, compared with $410 million in Nine Months 2014. The increase in operating income was due primarily to the bargain purchase gain and settlement of pre-existing relationships from the the acquisition of Radian Asset Assurance Inc. (“Radian Asset”), and higher net earned premiums due to refundings, offset in part by higher losses attributable primarily to Puerto Rico.

The increase in the Company's net income includes these variances as well as higher fair value gains on credit derivatives in Nine Months 2015 compared with Nine Months 2014. In addition, net income includes fair value gains on FG VIEs which were lower in Nine Months 2015 compared with Nine Months 2014. Nine Months 2014 fair value gains on FG VIEs resulted primarily from the deconsolidation and maturity of several FG VIEs.

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
On the other hand, the persistently low interest rate environment continues to dampen demand for bond insurance and, after a number of years in which the Company was essentially the only financial guarantor, there are now two other guarantors active in one of its markets.

U.S. Municipal Market Data
Based on Sale Date

	Nine Months 2015		Nine Months 2014		Year Ended December 31, 2014
	Par	Number of issues	Par	Number of issues	Par	Number of issues
	(dollars in billions, except number of issues)
New municipal bonds issued	$301.0	9,503	$215.6	7,284	$314.9	10,162
Total insured	19.6	1,465	13.0	984	18.5	1,403
Insured by AGC, AGM and MAC (1)	11.9	806	7.7	499	10.7	697
_________________

(1)	Assured Guaranty Corp. ("AGC"), Assured Guaranty Municipal Corp. ("AGM") and Municipal Assurance Corp. ("MAC").

Industry Penetration Rates
U.S. Municipal Market

	Nine Months		Year Ended December 31,
	2015	2014	2014
Market penetration par	6.5%	6.0%	5.9%
Market penetration based on number of issues	15.4	13.5	13.8
% of single A par sold	21.4	19.9	19.7
% of single A transactions sold	52.4	48.0	49.3
% of under $25 million par sold	18.3	16.5	16.5
% of under $25 million transactions sold	17.4	15.0	15.4

New Business Production

	Third Quarter		Nine Months
	2015	2014	2015	2014
	(in millions)
PVP (1):
Public Finance—U.S.	$41	$51	$79	$90
Public Finance—non-U.S.	—	—	—	7
Structured Finance—U.S.	0	1	19	8
Structured Finance—non-U.S.	—	4	5	9
Total PVP	$41	$56	$103	$114
Gross Par Written:
Public Finance—U.S.	$4,703	$4,018	$12,725	$8,208
Public Finance—non-U.S.	—	—	—	128
Structured Finance—U.S.	—	9	261	18
Structured Finance—non-U.S.	—	150	6	350
Total gross par written	$4,703	$4,177	$12,992	$8,704
____________________

(1)
PVP represents the present value of estimated future earnings primarily on new financial guaranty contracts written in the period, before consideration of cessions to reinsurers. PVP and Gross Par Written in the table above are based on close date. See “—Non-GAAP Financial Measures—PVP or Present Value of New Business Production.”

Excluding business written in Third Quarter 2014 as part of the restructuring of Detroit's water and sewer revenue bonds, U.S. public finance PVP increased 71% compared with Third Quarter 2014. The average rating of new business written in the U.S. public finance sector in Third Quarter 2015 was A-, consistent with Third Quarter 2014.

For the Nine Months 2015 compared with Nine Months 2014, excluding business written in 2014 as part of the restructuring of Detroit's water and sewer bonds, the Company's PVP increased due primarily to an increase in market issuance based on par. On a year to date basis market issuance increased almost 40% compared with Nine Months 2014, driven primarily by refundings. Insured par for the same period is up 50% and represents a 6.5% market penetration, compared with 6.0% for the Nine Months 2014. For the Nine Months 2015 Assured Guaranty wrote 61% of the total insured par and 55% of the total number of insured transactions.

In Nine Months 2015, structured finance PVP increased to $19 million due primarily to a $250 million insurance reserve financing transaction for a U.S.-based life insurance group.

Outside the U.S., the Company believes the United Kingdom ("U.K.") currently presents the most new business opportunities for financial guarantees of infrastructure financings, which have typically required such guarantees for capital market access. These transactions typically have long lead times. Assured Guaranty believes it is the only company in the private sector offering such financial guarantees outside the United States.

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

Acquisition of Radian Asset Assurance Inc.

On April 1, 2015 (the "Acquisition Date"), AGC completed the acquisition of Radian Asset ("Radian Asset Acquisition") and merged Radian Asset with and into AGC, with AGC as the surviving company of the merger. The cash purchase price of $804.5 million paid by AGC to Radian Guaranty Inc. reflected certain adjustments, for corporate overhead and interest payment expenses, to the $810 million purchase price previously announced. AGC paid the purchase price out of available funds and from the proceeds of a $200 million note from its parent Assured Guaranty US Holdings Inc. ("AGUS"). On April 14, 2015, AGC repaid in full the $200 million note.

In connection with the acquisition, AGC acquired Radian Asset’s entire insured portfolio, which resulted in an increase in net par outstanding as of the Acquisition Date of approximately $13.6 billion, consisting of $9.4 billion public finance net par outstanding and $4.2 billion structured finance net par outstanding. The acquisition contributed operating income of approximately $0.22 per share in Third Quarter 2015, and approximately $1.76 per share in Nine Months 2015, including the bargain purchase gain, settlement of pre-existing relationships and quarterly activity.

Shareholders' equity benefited by $1.04 per share, operating shareholders' equity benefited by $1.26 per share and adjusted book value benefited by $3.73 per share as of the Acquisition Date.

Commutations

In 2015, the Company entered into a commutation agreement in order to reassume a previously ceded book of business. For Nine Months 2015, the commutation of ceded business resulted in gains of $33 million, which were recorded in other income.

Capital Management

In recent years, the Company has developed strategies to manage capital within the Assured Guaranty group more efficiently.

On May 6, 2015, in continuation of the Company's capital management strategy of repurchasing its common shares, AGL's Board of Directors approved the repurchase of an incremental $400 million of common shares. As of November 5, 2015, $143 million of total capacity remained, on a settlement basis, from all authorizations. In Third Quarter 2015, the Company repurchased a total of 5.4 million common shares for approximately $135 million at an average price of $25.17 per share. Year to date through November 5, 2015, including repurchases since September 30, 2015, the Company has repurchased a total of 17.7 million common shares for $468 million at an average price of $26.39 per share.

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

Summary of Share Repurchases

	Amount	Number of Shares	Average price per share
	(in millions, except per share data)
Third Quarter 2015	$135	5.4	$25.17

Nine Months 2015	$420	16.0	$26.31
2014	590	24.4	24.17
2013	264	12.5	21.12
Cumulative as of September 30, 2015	$1,274	52.9	24.09

Accretive Effect of Cumulative Repurchases(1)

	Third Quarter		Nine Months
	2015	2014	2015	2014	As of September 30, 2015	As of December 31, 2014
	(per share)
Net income	$0.19	$0.28	$0.84	$0.29
Operating income	0.24	0.14	0.77	0.22
Shareholders' equity					$4.44	$2.56
Operating shareholders' equity					4.75	2.78
Adjusted book value					9.64	5.84
_________________

(1)	Cumulative repurchases since the beginning of 2013.

In order to reduce leverage, and possibly rating agency capital charges, the Company has mutually agreed with beneficiaries to terminate selected financial guaranty insurance and credit derivative contracts. In particular, the Company has targeted investment grade securities for which claims are not expected but which carry a disproportionately large rating agency capital charge. The Company terminated $1.2 billion and $1.6 billion in net par in Third Quarter 2015 and Third Quarter 2014, respectively, and $1.9 billion and $3.4 billion in net par in Nine Months 2015 and Nine Months 2014, respectively, of financial guaranty and credit default swap ("CDS") contracts.

Loss Mitigation

In an effort to avoid or reduce potential losses in its insurance portfolios, the Company employs a number of strategies.

In the public finance area, the Company believes that its experience, the resources it is prepared to deploy and its authority to speak on behalf of a number of beneficial owners of debt, as well as its ability to provide bond insurance or other contributions as part of a solution, has resulted in more favorable outcomes in distressed public finance situations than would have been the case without its participation, as for example in Detroit, Michigan; Stockton, California; and Jefferson County, Alabama. Currently, the Company is an active participant in discussions with the Commonwealth of Puerto Rico and its advisors with respect to Puerto Rico Electric Power Authority ("PREPA"). There can be no assurance that the negotiations will result in agreement on a consensual recovery plan.

In an effort to recover losses the Company experienced in its insured U.S. residential mortgage-backed securities ("RMBS") portfolio, the Company pursued providers of R&W by enforcing R&W provisions in contracts, negotiating agreements with R&W providers relating to those provisions and, where appropriate, initiating litigation against R&W providers. Through October 31, 2015, the Company's loss mitigation efforts on its U.S. RMBS exposure over the past several years have resulted in R&W providers paying, or agreeing to pay, or terminating insurance protection on future projected losses of, approximately $4.2 billion (gross of reinsurance) in respect of their R&W liabilities for transactions in which the Company has provided insurance. By reaching agreements with certain R&W providers in early October, the Company has completed its pursuit of R&W claims. See Note 6, Expected Loss to be Paid, of the Financial Statements, for a discussion of the R&W settlements the Company has entered into.

    In addition, the Company has been focused on improving the quality of servicing of the mortgage loans underlying its insured RMBS transactions. As of September 30, 2015, the Company's net insured par of the transactions subject to a servicing transfer was $2.0 billion and the total net insured par of the transactions subject to a special servicing arrangement was $2.7 billion. Some transactions benefit from both arrangements, so these amounts are not additive.

The Company is also continuing to purchase attractively priced obligations, including below-investment-grade ("BIG") obligations, that it has insured and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses ("loss mitigation securities"). These purchases resulted in a reduction of net expected loss to be paid of $621 million as of September 30, 2015. The fair value of assets purchased for loss mitigation purposes in our investment portfolio as of September 30, 2015 (excluding the value of the Company's insurance) was $772 million, with a par of $1,599 million (including bonds related to FG VIEs of $78 million in fair value and $356 million in par).

In some instances, the terms of the Company's policy gives it the option to pay principal on an accelerated basis, thereby reducing the amount of guaranteed interest due in the future. The Company has at times exercised this option, which uses cash but reduces projected future losses.

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

The Company carries a portion of its assets and liabilities at fair value, the majority of which are measured at fair value on a recurring basis. Level 3 assets, consisting primarily of financial guaranty variable interest entities’ assets, credit derivative assets, and investments, represented approximately 20% and 18% of total assets measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, respectively. All of the Company's liabilities that are measured at fair value are Level 3. See Note 8, Fair Value Measurement, of the Financial Statements for additional information about assets and liabilities classified as Level 3.

Consolidated Results of Operations

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Revenues:
Net earned premiums	$213	$144	$574	$412
Net investment income	112	102	311	301
Net realized investment gains (losses)	(27)	(19)	(20)	(25)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	6	(14)	35	20
Net unrealized gains (losses)	80	269	265	127
Net change in fair value of credit derivatives	86	255	300	147
Fair value gains (losses) on CCS	(15)	4	10	(11)
Fair value gains (losses) on FG VIEs	2	50	0	232
Bargain purchase gain and settlement of pre-existing relationships	—	—	214	—
Other income (loss)	(3)	(11)	43	17
Total revenues	368	525	1,432	1,073
Expenses:
Loss and LAE	112	(44)	318	54
Amortization of deferred acquisition costs	5	4	15	12
Interest expense	25	27	76	67
Other operating expenses	54	50	176	165
Total expenses	196	37	585	298
Income (loss) before provision for income taxes	172	488	847	775
Provision (benefit) for income taxes	43	133	220	219
Net income (loss)	$129	$355	$627	$556

Net Earned Premiums

Net earned premiums increased in Third Quarter 2015 and Nine Months 2015 compared with Third Quarter 2014 and Nine Months 2014 due primarily to higher accelerations, and the addition of the Radian Asset book of business, offset by the scheduled decline in structured finance par outstanding. At September 30, 2015, $3.9 billion of net deferred premium revenue remained to be earned over the life of the insurance contracts. The Radian Asset Acquisition on April 1, 2015 increased deferred premium revenue by $549 million. Scheduled net earned premiums are expected to decrease each year unless replaced by a higher amount of new business, reassumptions of previously ceded business or books of business acquired in a business combination. See Note 5, Financial Guaranty Insurance Premiums, of the Financial Statements, for additional information.

Net Earned Premiums

	Third Quarter		Nine Months
	2015	2014	2015	2014
	(in millions)
Financial guaranty:
Public finance
Scheduled net earned premiums and accretion	$77	$69	$232	$213
Accelerations(1)	99	35	235	78
Total public finance	176	104	467	291
Structured finance(2)
Scheduled net earned premiums and accretion	31	39	99	119
Accelerations(1)	6	1	7	1
Total structured finance	37	40	106	120
Other	0	0	1	1
Total net earned premiums	$213	$144	$574	$412
____________________

(1)	Reflects the unscheduled refunding of an insured obligation or the termination of the insurance on an insured obligation.

(2)	Excludes $6 million and $5 million for Third Quarter 2015 and 2014 respectively, and $16 million and $27 million for Nine Months 2015 and 2014, respectively related to consolidated FG VIEs.

Net Investment Income

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets.

Net Investment Income (1)

	Third Quarter		Nine Months
	2015	2014	2015	2014
	(in millions)
Income from fixed-maturity securities managed by third parties	$85	$83	$252	$244
Income from internally managed securities:
Fixed maturities	15	15	44	52
Other	14	6	21	11
Gross investment income	114	104	317	307
Investment expenses	(2)	(2)	(6)	(6)
Net investment income	$112	$102	$311	$301
____________________

(1)	Net investment income excludes $3 million and $2 million for Third Quarter 2015 and 2014, and $9 million and $8 million for Nine Months 2015 and 2014, respectively, related to consolidated FG VIEs.

Net investment income increased due to additional income on the Radian Asset investment portfolio, and long-term and short-term risk management securities. The overall pre-tax book yield was 4.30% as of September 30, 2015 and 3.69% as of September 30, 2014, respectively. Excluding the internally managed portfolio, pre-tax book yield was 3.49% as of September 30, 2015 compared with 3.38% as of September 30, 2014.

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses). See Note 11, Investments and Cash, of the Financial Statements.

Net Realized Investment Gains (Losses)

	Third Quarter		Nine Months
	2015	2014	2015	2014
	(in millions)
Gross realized gains on the investment portfolio	$3	$4	$38	$18
Gross realized losses on the investment portfolio	(12)	(2)	(21)	(5)
Other-than-temporary impairment	(18)	(21)	(37)	(38)
Net realized investment gains (losses) (1)	$(27)	$(19)	$(20)	$(25)
____________________

(1)
Excludes net realized gains (losses) related to consolidated FG VIEs which were $6 million and $9 million for Third Quarter 2015 and Nine Months 2015, respectively, and $(5) million for Nine Months 2014. Realized gains (losses) related to consolidated FG VIEs were de minimus for Third Quarter 2014.

Gross realized losses for Three Months 2015 include a loss on a forward contract to purchase a loss mitigation bond. Gross realized gains for Nine Months 2015 on the investment portfolio were due primarily to sales of securities in order to fund the purchase of Radian Asset by AGC. Other-than-temporary-impairments for Third Quarter 2015 and 2014, and for Nine Months 2015 and 2014 were primarily attributable to securities purchased for loss mitigation purposes.

Bargain Purchase Gain and Settlement of Pre-existing Relationships

On April 1, 2015, AGC completed the acquisition of Radian Asset Assurance Inc. and merged Radian Asset with and into AGC, with AGC as the surviving company of the merger. In connection with the acquisition, in Nine Months 2015 the Company recognized $55 million in a bargain purchase gain and $159 million in settlement of pre-existing relationship.

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

Other Income (Loss)

	Third Quarter		Nine Months
	2015	2014	2015	2014
	(in millions)
Foreign exchange gain (loss) on remeasurement of premium receivable and loss reserves	$(10)	$(18)	$(10)	$(12)
Commutation gains	—	—	33	19
Other	7	7	20	10
Total other income (loss)	$(3)	$(11)	$43	$17

Other income for Third Quarter 2015 and Nine Months 2015 included a benefit due to excess recoveries related to a loss mitigation strategy. In Nine Months 2015 and in Nine Months 2014, the Company entered into commutation agreements in order to reassume ceded books of business from certain of its reinsurers.

Loss Measures

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

Net expected loss to be paid consists primarily of the present value of future: expected claim and loss adjustment expenses ("LAE") payments, expected recoveries from excess spread and other collateral in the transaction structures, cessions to reinsurers, and expected recoveries for breaches of R&W and the effects of other loss mitigation strategies. Current risk free rates are used to discount expected losses at the end of each reporting period and therefore changes in such rates from period to period affect the expected loss estimates reported. The effect of changes in discount rates are included in net economic loss development, however, economic loss development attributable to changes in discount rates is not indicative of credit impairment or improvement. Assumptions used in the determination of the net expected loss to be paid such as delinquency, severity, and discount rates and expected timeframes to recovery in the mortgage market were consistent by sector regardless of the accounting model used. The primary drivers of economic loss development are discussed below. Changes in risk free rates used to discount losses affect economic loss development, loss and LAE, and non-GAAP loss expense, however the effect of changes in discount rates are not indicative of actual credit impairment or improvement in the period.

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

Economic Loss Development (Benefit) (1)

	Third Quarter		Nine Months
	2015	2014	2015	2014
	(in millions)
Public finance	$91	$1	$321	$101
Structured finance
U.S. RMBS before benefit for recoveries for breaches of R&W	(77)	31	(152)	29
Net benefit for recoveries for breaches of R&W	1	(93)	48	(160)
U.S. RMBS after benefit for recoveries for breaches of R&W	(76)	(62)	(104)	(131)
Other structured finance	(18)	(2)	(31)	2
Structured finance	(94)	(64)	(135)	(129)
Total	$(3)	$(63)	$186	$(28)
____________________

(1)
Economic loss development includes the effects of changes in assumptions based on observed market trends, changes in discount rates, accretion of discount and the economic effects of loss mitigation efforts.

Net Expected Loss to be Paid

	As of September 30, 2015	As of December 31, 2014
	(in millions)
Public finance	$730	$348
Structured finance
U.S. RMBS before benefit for recoveries for breaches of R&W	533	901
Net benefit for recoveries for breaches of R&W	(198)	(317)
U.S. RMBS after benefit for recoveries for breaches of R&W	335	584
Other structured finance	242	237
Structured finance	577	821
Total	$1,307	$1,169

Third Quarter 2015 Net Economic Loss Development

U.S. Public Finance Economic Loss Development: The net par outstanding for U.S. public finance obligations rated BIG by the Company was $9.5 billion as of September 30, 2015 compared with $9.9 billion as of June 30, 2015. The Company projects that its total net expected loss across its troubled U.S. public finance credits as of September 30, 2015 will be $687 million, compared with $613 million as of June 30, 2015. Economic loss development in Third Quarter 2015 was $92 million, which was primarily attributable to Puerto Rico exposures. See "Insured Portfolio-Exposure to Puerto Rico" below for details about significant developments that have taken place in Puerto Rico.

U.S. RMBS Economic Loss Development: Economic loss development attributable to U.S. RMBS was a benefit of $76 million primarily attributable to an R&W settlement, and a benefit related to the acceleration of claim payments as a means of mitigating future losses on certain Alt-A transactions.

Other structured finance: Economic loss development in this sector was a benefit of $18 million, which was due primarily to a termination of a commercial mortgage-backed security ("CMBS") transaction.

The risk-free rates used to discount expected losses ranged from 0.0% to 3.34% as of September 30, 2015 and 0.0% to 3.37% as of June 30, 2015. Please refer to Note 6, Expected Loss to be Paid, of the Financial Statements, for additional information.

Third Quarter 2014 Net Economic Loss Development

U.S. Public Finance Economic Loss Development: The net par outstanding for U.S. public finance obligations rated BIG by the Company was $8.5 billion as of September 30, 2014, compared with $8.9 billion as of June 30, 2014. The Company projected that its total future expected net loss across its troubled U.S. public finance credits as of September 30, 2014 would be $333 million, compared from $339 million as of June 30, 2014. The economic loss development during Third Quarter 2014 was flat.

U.S. RMBS Economic Loss Development: The net benefit attributable to U.S. RMBS of $62 million was primarily primarily to an increase in the benefit for breaches of R&W, and an increase in recovery assumptions for home equity lines of credit ("HELOC") loans, offset in part by HELOC loss development due mainly to the addition of an assumption that 7.5% of HELOC loans reaching their principal amortization period in certain transactions will default at the time their payment increases.

The risk-free rates used to discount expected losses ranged from 0.0% to 3.68% as of September 30, 2014 compared with 0.0% to 3.78% as of June 30, 2014. The effect of changes in discount rates that is included in total economic loss development is not indicative of credit impairment or improvement.

Nine Months 2015 Net Economic Loss Development

Economic loss development of $186 million in Nine Months 2015 is due primarily to higher U.S. public finance losses on Puerto Rico exposures, partially offset by U.S. RMBS R&W benefits attributable to settlements and a benefit due to the acceleration of claim payments as a means of mitigating future losses on certain Alt-A transactions.

Nine Months 2014 Net Economic Loss Development

Economic loss development was a favorable $28 million for Nine Months 2014, due primarily to lower U.S. RMBS losses as a result of various R&W settlements and developments, partially offset by losses on certain public finance obligations, particularly Puerto Rico and Detroit.

GAAP and non-GAAP Losses Incurred

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

 The following table presents the loss and LAE recorded in the consolidated statements of operations by sector for non-derivative contracts, the loss expense recorded under non-GAAP operating income,and a reconciliation between these measures. These amounts are based on economic loss development and expected losses to be paid that are discussed above, and the amortization of unearned premiums reserve on a transaction by transaction basis. Amounts presented are net of reinsurance.

Loss and LAE Reported
on the Consolidated Statements of Operations

	Third Quarter		Nine Months
	2015	2014	2015	2014
	(in millions)
Public finance	$87	$2	$302	$111
Structured finance
U.S. RMBS	31	(38)	29	(60)
Other structured finance	4	6	4	24
Structured finance	35	(32)	33	(36)
Total insurance contracts before FG VIE consolidation	122	(30)	335	75
Effect of consolidating FG VIEs	(10)	(14)	(17)	(21)
Total loss and LAE	$112	$(44)	$318	$54

In Third Quarter 2015, loss and LAE for financial guaranty insurance contracts increased from a benefit of $44 million in Third Quarter 2014 to a loss of $112 million in Third Quarter 2015. Third Quarter 2015 loss and LAE is primarily due to losses on Puerto Rico exposures, partially offset by benefit from accelerated payments to reduce future losses. In Third Quarter 2014, loss and LAE for financial guaranty insurance contracts was a benefit due to several R&W settlements and increase in recovery assumptions for home equity lines of credit loans.

In Nine Months 2015, loss and LAE for financial guaranty insurance contracts increased from $54 million in Nine Months 2014 to $318 million in Nine Months 2015. Nine Months 2015 loss and LAE include increased loss estimates on Puerto Rico exposures, partially offset by benefits in U.S. RMBS due to accelerated payments to reduce future losses. In Nine Months 2014, loss and LAE for financial guaranty insurance contracts reflect developments in the Company's Puerto Rico and Detroit exposures, which were partially offset by a benefit on U.S. RMBS exposures due to R&W settlements and an increase in recovery assumptions for HELOCs.

For financial guaranty contracts accounted for as insurance, the amounts reported in the GAAP financial statements may only reflect a portion of the current period’s economic loss development and may also include a portion of prior-period economic loss development. The difference between economic loss development on financial guaranty insurance contracts and loss and LAE recognized in GAAP income is essentially loss development and accretion for financial guaranty insurance contracts that is, or was previously, absorbed in unearned premium reserve, which have not yet been recognized in income.

Loss Expense Reported in
Non-GAAP Operating Income

	Third Quarter		Nine Months
	2015	2014	2015	2014
	(in millions)
Public finance	$87	$2	$300	$109
Structured finance
U.S. RMBS	(27)	(55)	(39)	(89)
Other structured finance	8	2	(1)	7
Structured finance	(19)	(53)	(40)	(82)
Total	$68	$(51)	$260	$27

Reconciliation of Loss and LAE
to Non-GAAP Loss Expense

	Third Quarter		Nine Months
	2015	2014	2015	2014
	(in millions)
Loss and LAE	$112	$(44)	$318	$54
Credit derivative loss expense	(54)	(22)	(75)	(48)
FG VIE loss expense	10	15	17	21
Loss expense included in operating income	$68	$(51)	$260	$27

The table below presents the expected timing of loss recognition for insurance contracts on both a reported GAAP net income and non-GAAP operating income basis.

Financial Guaranty Insurance
Net Expected Loss to be Expensed
As of September 30, 2015

	In GAAP Reported Income	In Non-GAAP Operating Income (1)
	(in millions)
2015 (October 1 – December 31)	$7	$13
2016	38	110
2017	31	45
2018	29	37
2019	28	35
2020-2024	104	123
2025-2029	75	84
2030-2034	51	59
After 2034	24	30
Net expected loss to be expensed	387	536
Discount	406	441
Total expected future loss and LAE	$793	$977
____________________

(1)	Net expected loss to be expensed for GAAP reported income is different than operating income, a non-GAAP financial measure, by the amount related to consolidated FG VIEs and credit derivatives.

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

The valuation of the Company’s credit derivative contracts requires the use of models that contain significant, unobservable inputs, and are classified as Level 3 in the fair value hierarchy. The models used to determine fair value are primarily developed internally based on market conventions for similar transactions that the Company observed in the past. There has been very limited new issuance activity in this market over the past several years and as of September 30, 2015, market prices for the Company’s credit derivative contracts were generally not available. Inputs to the estimate of fair value include various market indices, credit spreads, the Company’s own credit spread, and estimated contractual payments. See Note 8, Fair Value Measurement, of the Financial Statements for additional information.

Net Change in Fair Value of Credit Derivatives Gain (Loss)

	Third Quarter		Nine Months
	2015	2014	2015	2014
	(in millions)
Realized gains on credit derivatives (1)	$14	$17	$52	$58
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	(8)	(31)	(17)	(38)
Realized gains (losses) and other settlements on credit derivatives	6	(14)	35	20
Net change in unrealized gains (losses) on credit derivatives:
Pooled corporate obligations	(24)	4	0	10
U.S. RMBS	11	252	148	117
CMBS	(3)	0	1	2
Other	96	13	116	(2)
Net change in unrealized gains (losses) on credit derivatives	80	269	265	127
Net change in fair value of credit derivatives (2)	$86	$255	$300	$147
____________________

(1)	Includes realized gain due to terminations of CDS contracts. CDS terminations in Nine Months 2015 reflect a payment received from the resolution of a dispute related to a termination of CDS in 2008.

(2)
On October 9, 2015, the Company reached a settlement agreement with a CDS counterparty to terminate five Alt-A first lien CDS transactions. This termination agreement will generate a net fair value gain of approximately $293 million in the Company’s fourth quarter 2015 financial statements. In addition, on October 13, 2015, the Company terminated a CMBS transaction with a CDS counterparty and this termination agreement will generate a net fair value gain of approximately $34 million in the Company's fourth quarter 2015 financial statements.

Net Par and Realized Gain
from Terminations of CDS Contracts

	Third Quarter		Nine Months
	2015	2014	2015	2014
	(in millions)
Net par of terminated CDS contracts	$405	$1,631	$969	$2,931
Realized gain due to termination of CDS contracts	0.3	(0.1)	12.9	0.6

During Third Quarter 2015, unrealized fair value gains were driven primarily by the termination of a Triple-X life-securitization transaction in the other sector.

    During Nine Months 2015, unrealized fair value gains were generated primarily in the U.S. RMBS prime first lien and Option ARM and subprime sectors, due to tighter implied net spreads. The tighter implied net spreads were primarily a result of the increased cost to buy protection in AGC’s and AGM’s name, particularly for the one year CDS spread, as the market cost of AGC’s and AGM’s credit protection increased during the period. These transactions were pricing at or above their floor levels. Therefore, when the cost of purchasing CDS protection on AGC and AGM increased, the implied spreads that the Company would expect to receive on these transactions decreased. The unrealized fair value gains in the other sector were a result of the termination of a Triple-X life-securitization transaction, referenced above. In addition, during Nine Months 2015 there was a refinement in methodology to address an instance in a U.S. RMBS transaction where the Company now expects recoveries. This refinement resulted in approximately $49 million in fair value gains in Nine Months 2015.

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

Five-Year CDS Spread
on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of September 30, 2015	As of June 30, 2015	As of December 31, 2014	As of September 30, 2014	As of June 30, 2014	As of December 31, 2013
AGC	331	390	323	345	327	460
AGM	337	410	325	344	346	525

One-Year CDS Spread
on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of September 30, 2015	As of June 30, 2015	As of December 31, 2014	As of September 30, 2014	As of June 30, 2014	As of December 31, 2013
AGC	112	120	80	125	85	185
AGM	104	125	85	120	115	220

Effect of Changes in the Company’s Credit Spread on
Unrealized Gains (Losses) on Credit Derivatives

	Third Quarter		Nine Months
	2015	2014	2015	2014
	(in millions)
Change in unrealized gains (losses) of credit derivatives:
Before considering implication of the Company’s credit spreads	$121	$251	$212	$673
Resulting from change in the Company’s credit spreads	(41)	18	53	(546)
After considering implication of the Company’s credit spreads	$80	$269	$265	$127

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

Interest Expense

For Third Quarter 2015 interest expense decreased from prior year due primarily to lower loan balances on AGM notes payable. For Nine Months 2015, interest expense increased due to the issuance in June 2014 of 5.0% Senior Notes due 2024. See Note 16, Long-Term Debt and Credit Facilities, of the Financial Statements.

Other Operating Expenses

Other operating expenses increased in Third Quarter 2015 compared to the corresponding period in prior year due primarily to expenses related to the new lease for the Company's NY corporate offices. Other operating expenses increased in Nine Months 2015 compared to the corresponding period in prior year due primarily to $12 million in expenses related to the Radian Asset Acquisition and the aforementioned lease expenses. The Radian Acquisition expenses were comprised mainly of fees paid to financial and legal advisors and to the independent auditor.

Provision for Income Tax

Provision for Income Taxes and Effective Tax Rates

	Third Quarter		Nine Months
	2015	2014	2015	2014
	(in millions)
Total provision (benefit) for income taxes	$43	$133	$220	$219
Effective tax rate	25.0%	27.3%	26.0%	28.3%

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

Financial Guaranty Variable Interest Entities

As of September 30, 2015 and December 31, 2014, the Company consolidated 37 and 40 VIEs, respectively. The table below presents the effects on reported GAAP income resulting from consolidating these FG VIEs and eliminating their related insurance and investment accounts and, in total, represents a difference between GAAP reported net income and non-GAAP operating income attributable to FG VIEs. The consolidation of FG VIEs has a significant effect on net income and shareholders' equity due to (1) changes in fair value gains (losses) on FG VIE assets and liabilities, (2) the eliminations of premiums and losses related to the AGC and AGM FG VIE liabilities with recourse and (3) the elimination of investment balances related to the Company’s purchase of AGC and AGM insured FG VIE debt. Upon consolidation of a FG VIE, the related insurance and, if applicable, the related investment balances, are considered intercompany transactions and therefore eliminated. See “—Non-GAAP Financial Measures—Operating Income” below and Note 10, Consolidated Variable Interest Entities, of the Financial Statements for more details.

Effect of Consolidating FG VIEs on Net Income (Loss)

	Third Quarter		Nine Months
	2015	2014	2015	2014
	(in millions)
Net earned premiums	$(6)	$(5)	$(16)	$(27)
Net investment income	(3)	(2)	(9)	(8)
Net realized investment gains (losses)	6	0	9	(5)
Fair value gains (losses) on FG VIEs	2	50	0	232
Bargain purchase gain	—	—	2	—
Other income (loss)	0	0	0	(2)
Loss and LAE	11	14	18	21
Effect on income before tax	10	57	4	211
Less: tax provision (benefit)	4	20	1	74
Effect on net income (loss)	$6	$37	$3	$137

Fair value gains (losses) on FG VIEs represent the net change in fair value on the consolidated FG VIEs’ assets and liabilities. During Third Quarter 2015, the Company recorded a pre-tax net fair value gain on consolidated FG VIEs of $2 million. The primary driver of the gain was mark-to-market gains due to price appreciation on the FG VIE assets during the quarter resulting from improvements in the underlying collateral. During Nine Months 2015, the Company recorded a pre-tax net fair value loss on consolidated FG VIEs of less than $1 million. The primary driver of the loss was a pre-tax loss of $26 million on the consolidation of one new FG VIE which was mostly offset by net mark-to-market gains due to price appreciation on the FG VIE assets resulting from improvements in the underlying collateral.

During Third Quarter 2014, the Company recorded a pre-tax net fair value gain on consolidated FG VIEs of $50 million. This gain was primarily driven by price appreciation on the Company's FG VIE assets relating to HELOC transactions and principal payments. During Nine Months 2014 the Company recorded a pre-tax net fair value gain of consolidated FG VIEs of $232 million. The primary driver of this gain, $120 million, was a result of the deconsolidation of seven VIEs in first quarter 2014. There was an additional gain of $37 million resulting from the Company exercising its option to accelerate two second lien RMBS VIEs. These two VIEs were treated as maturities during the period.

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

Reconciliation of Net Income (Loss)
to Operating Income

	Third Quarter		Nine Months
	2015	2014	2015	2014
	(in millions)
Net income (loss)	$129	$355	$627	$556
Less after-tax adjustments:
Realized gains (losses) on investments	(22)	(10)	(21)	(13)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(3)	161	63	37
Fair value gains (losses) on CCS	(9)	3	7	(7)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(7)	(13)	(7)	(8)
Effect of consolidating FG VIEs	6	37	3	137
Operating income	$164	$177	$582	$410

Effective tax rate on operating income	24.1%	27.3%	24.3%	26.7%

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

Reconciliation of Shareholders’ Equity
to Adjusted Book Value

	As of September 30, 2015		As of December 31, 2014
	Total	Per Share	Total	Per Share
	(dollars in millions, except per share amounts)
Shareholders’ equity	$5,819	$40.72	$5,758	$36.37
Less after-tax adjustments:
Effect of consolidating FG VIEs	(38)	(0.26)	(44)	(0.28)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(448)	(3.14)	(527)	(3.33)
Fair value gains (losses) on CCS	30	0.21	23	0.14
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	291	2.04	373	2.36
Operating shareholders’ equity	5,984	41.87	5,933	37.48
After-tax adjustments:
Less: Deferred acquisition costs	148	1.04	156	0.99
Plus: Net present value of estimated net future credit derivative revenue	148	1.03	109	0.69
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	2,587	18.11	2,609	16.48
Adjusted book value	$8,571	$59.97	$8,495	$53.66

     Shareholder's equity, operating shareholders' equity and adjusted book value all increased since December 31, 2014 due mainly to the Radian Asset Acquisition and positive income, partially offset by share repurchases and dividends. Operating shareholders' equity per share and adjusted book value per share also benefited from the repurchase of 16.0 million common shares through September 30, 2015.

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

Reconciliation of PVP to Gross Written Premiums

	Third Quarter		Nine Months
	2015	2014	2015	2014
	(in millions)
Total PVP	$41	$56	$103	$114
Less: PVP of non-financial guaranty insurance	1	—	7	—
PVP of financial guaranty insurance	40	56	96	114
Less: Financial guaranty installment premium PVP	(1)	4	17	25
Total: Financial guaranty upfront gross written premiums	41	52	79	89
Plus: Installment gross written premiums and other GAAP adjustments	(1)	(5)	15	5
Total gross written premiums	40	47	94	94

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

Net Par Outstanding and Average Internal Rating by Sector

	As of September 30, 2015		As of December 31, 2014
Sector	Net Par Outstanding	Avg. Rating	Net Par Outstanding	Avg. Rating
	(dollars in millions)
Public finance:
U.S.:
General obligation	$130,770	A	$140,276	A
Tax backed	59,130	A	62,525	A
Municipal utilities	47,497	A	52,090	A
Transportation	24,763	A	27,823	A
Healthcare	15,370	A	14,848	A
Higher education	12,321	A	13,099	A
Infrastructure finance	4,313	BBB	4,181	BBB
Housing	2,188	A	2,779	A+
Investor-owned utilities	936	A-	944	A-
Other public finance—U.S.	3,444	A	3,558	A
Total public finance—U.S.	300,732	A	322,123	A
Non-U.S.:
Infrastructure finance	12,366	BBB	12,808	BBB
Regulated utilities	10,481	BBB+	10,914	BBB+
Pooled infrastructure	2,277	AA	2,420	AA
Other public finance	4,979	A	5,217	A
Total public finance—non-U.S.	30,103	BBB+	31,359	BBB+
Total public finance	330,835	A	353,482	A
Structured finance:
U.S.:
Pooled corporate obligations	17,717	AA+	20,646	AAA
RMBS	8,400	BBB	9,417	BBB-
Insurance securitizations	3,000	A+	3,433	A-
Consumer receivables	2,112	A-	2,099	BBB+
Financial products	1,911	AA-	2,276	AA-
CMBS and other commercial real estate related exposures	1,130	AAA	1,957	AAA
Commercial receivables	442	BBB+	560	BBB+
Structured credit	71	BBB	69	BB
Other structured finance—U.S.	652	AA	714	AA
Total structured finance—U.S.	35,435	AA-	41,171	AA-
Non-U.S.:
Pooled corporate obligations	4,116	AA	6,604	AA+
Commercial receivables	811	BBB	944	BBB
RMBS	535	BBB+	794	A
Structured credit	6	BBB+	9	BBB+
Other structured finance	623	AA-	725	AA
Total structured finance—non-U.S.	6,091	AA-	9,076	AA
Total structured finance	41,526	AA-	50,247	AA-
Total net par outstanding	$372,361	A	$403,729	A

The following tables set forth the Company’s net financial guaranty portfolio by internal rating.

Financial Guaranty Portfolio by Internal Rating
As of September 30, 2015

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S			Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding		%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$3,067	1.0%	$702	2.4%	$16,730	(3)	47.2%	$3,028	49.7%	$23,527	6.3%
AA	73,224	24.3	2,416	8.0	8,624		24.3	322	5.3	84,586	22.7
A	168,963	56.2	6,906	22.9	2,279		6.5	332	5.4	178,480	48.0
BBB	45,998	15.3	18,565	61.7	1,744		4.9	1,850	30.4	68,157	18.3
BIG	9,480	3.2	1,514	5.0	6,058		17.1	559	9.2	17,611	4.7
Total net par outstanding (1) (2)	$300,732	100.0%	$30,103	100.0%	$35,435		100.0%	$6,091	100.0%	$372,361	100.0%
_____________________

(1)	Excludes $1.6 billion of loss mitigation securities insured and held by the Company as of September 30, 2015, which are primarily BIG.

(2)	The September 30, 2015 amounts include $12.4 billion of net par acquired from Radian Asset.

(3)
Includes $1,351 million net par in the form of CDS that was upgraded from BIG as of September 30, 2015, in anticipation of the termination of such CDS that occurred early in the fourth quarter of 2015. In the fourth quarter of 2015, the exposure will be removed.

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2014

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$4,082	1.3%	$615	2.0%	$20,037	48.7%	$5,409	59.6%	$30,143	7.5%
AA	90,464	28.1	2,785	8.9	8,213	19.9	503	5.5	101,965	25.3
A	176,298	54.7	7,192	22.9	2,940	7.1	445	4.9	186,875	46.3
BBB	43,429	13.5	19,363	61.7	1,795	4.4	1,912	21.1	66,499	16.4
BIG	7,850	2.4	1,404	4.5	8,186	19.9	807	8.9	18,247	4.5
Total net par outstanding (1)	$322,123	100.0%	$31,359	100.0%	$41,171	100.0%	$9,076	100.0%	$403,729	100.0%
_____________________

(1)	Excludes $1.3 billion of loss mitigation securities insured and held by the Company as of December 31, 2014, which are primarily BIG.

Exposure to Puerto Rico

The Company has insured exposure to general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $5.1 billion net par as of September 30, 2015, all of which are rated BIG. In Nine Months 2015, the Company's Puerto Rico exposures increased due to (1) net par acquired in the Radian Asset Acquisition, which equals $385 million as of September 30, 2015, and (2) a commutation of previously ceded Puerto Rico exposures.

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

On June 28, 2015, Governor García Padilla of Puerto Rico (the “Governor”) publicly stated that the Commonwealth’s public debt, considering the current level of economic activity, is unpayable and that a comprehensive debt restructuring may be necessary. On June 29, 2015 a report commissioned by the Commonwealth and authored by former World Bank Chief Economist and former Deputy Director of the International Monetary Fund Dr. Anne Krueger and economists Dr. Ranjit Teja and Dr. Andrew Wolfe and calling for debt restructuring of all Puerto Rico bonds was released ("Krueger Report"). The Governor recently formed a task force to prepare a five-year stability plan and start broad debt negotiation discussions.

Puerto Rico Public Finance Corporation (“PFC”), a subsidiary of the GDB, failed to make most of an approximately $58 million Debt Service payment on August 3, 2015 and to make subsequent Debt Service payments because the Commonwealth’s legislature did not appropriate funds for payment.  The Company does not insure any obligations of the PFC. Also on August 3, 2015, the Commonwealth announced that it had temporarily suspended its monthly deposits to the general obligation redemption fund.

On September 9, 2015, the Working Group for the Fiscal and Economic Recovery of Puerto Rico (“Working Group”) established by the Governor published its “Puerto Rico Fiscal and Economic Growth Plan” (the “FEGP”). The FEGP projects that the Commonwealth would face a cumulative financing gap of $27.8 billion from fiscal year 2016 to fiscal year 2020 without corrective action. Various stakeholders and analysts have publicly questioned the accuracy of the $27.8 billion gap projected by the Working Group. The FEGP recommends economic development, structural, fiscal and institutional reform measures that it projects would reduce that gap to $14.0 billion. The Working Group asserts that the Commonwealth’s debt, including debt with a constitutional priority, is not sustainable. The FEGP includes a recommendation that the Commonwealth’s advisors begin to work on a voluntary exchange offer to its creditors as part of the FEGP. The FEGP does not have the force of law and implementation of its recommendations would require actions by the governments of the Commonwealth and of the United States as well as the cooperation and agreement of various creditors.
On October 21, 2015, the U.S. Treasury Department proposed a four-point plan for Puerto Rico which, most significantly, would extend some form of bankruptcy protection not only to Puerto Rico’s municipalities and instrumentalities but also the Commonwealth itself. The plan also calls for an independent fiscal oversight board. The Treasury Department’s plan requires congressional action to be implemented.
There have been a number of other proposals, plans and legislative initiatives offered in Puerto Rico and in the United States aimed at addressing Puerto Rico’s fiscal issues. The final shape of responses to Puerto Rico’s distress eventually enacted or implemented by Puerto Rico or the United States, if any, and the impact of any such actions on obligations insured by the Company, is uncertain and may differ substantially from the recommendations of the FEGP, the four-point plan offered by the Treasury Department, or any other proposals or plans offered to date or in the future.
Standard & Poor's Ratings Services ("S&P"), Moody’s Investors Service, Inc. ("Moody’s") and Fitch Ratings have lowered the credit rating of the Commonwealth’s bonds and on its public corporations several times over the past approximately two years, and the Commonwealth has disclosed its liquidity has been adversely affected by rating agency downgrades and by the limited market access for its debt, and also noted it has relied on short-term financings and interim loans from the GDB and other private lenders, which reliance has constrained its liquidity and increased its near-term refinancing risk.

PREPA

As of September 30, 2015, the Company had $744 million insured net par outstanding of PREPA obligations. In August 2014, PREPA entered into forbearance agreements with the GDB, its bank lenders, and bondholders and financial guaranty insurers (including AGM and AGC) that hold or guarantee more than 60% of PREPA's outstanding bonds, in order to address its near-term liquidity issues. Creditors, including AGM and AGC, agreed not to exercise available rights and remedies until March 31, 2015, and the bank lenders agreed to extend the maturity of two revolving lines of credit to the same date. PREPA agreed it would continue to make principal and interest payments on its outstanding bonds, and interest payments on its lines of credit. It also agreed it would develop a five year business plan and a recovery program in respect of its operations; a preliminary business plan was released in December 2014. Subsequently, most of the parties extended these forbearance agreements several times.

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

On September 2, 2015, PREPA announced that on September 1, 2015, it and an ad hoc group of uninsured bondholders (the “Ad Hoc Group”) had reached an agreement on certain economic terms of a recovery plan, subject to certain terms and conditions. On September 22, 2015, PREPA announced it and a group of fuel-line lenders had reached an agreement on the economic terms of a recovery plan, subject to certain terms and conditions. Neither AGM nor AGC are parties to either of those agreements. Other than AGM, AGC, National Public Finance Guarantee Corporation (“National”) and Syncora Guarantee Inc. (together the "Monolines"), parties to the original forbearance agreements continued to extend the forbearance agreements through November 5, 2015, when, according to a public announcement from PREPA, those other parties entered into a restructuring support agreement formalizing the previously announced agreements.
PREPA continues to negotiate with the Monolines, including AGM and AGC. There can be no assurance that the negotiations will result in agreement or that the consensual recovery plan reportedly outlined in the recovery support agreement will be implemented. PREPA, during the pendency of the agreements, has suspended deposits into its Debt Service fund.

PRHTA

As of September 30, 2015, the Company had $909 million insured net par outstanding of PRHTA (Transportation revenue) bonds and $370 million net par of PRHTA (Highway revenue) bonds. In March 2015, legislation was passed in the Commonwealth that, among other things, provided for an increase in oil taxes that would benefit PRHTA, the transfer out of PRHTA of certain deficit-producing transit facilities, and a statutory lien on revenues at PRHTA, subject to certain conditions, including the issuance of at least $1.0 billion of bonds by the Puerto Rico Infrastructure Finance Authority ("PRIFA"). That legislative package would have supported proposals involving the GDB and PRIFA that contemplated PRIFA issuing up to $2.95 billion of bonds and a series of potential actions that would have, among other things, strengthened PRHTA. However, the Governor’s statement in late June 2015 that a comprehensive debt restructuring may be necessary has created uncertainty around this effort, and published reports suggest that there may not be a market for the debt issuance by PRIFA that was contemplated as part of a series of actions that would have strengthened PRHTA. In addition, because certain revenues supporting PRHTA are subject to a prior constitutional claim of the Commonwealth, the increased financial difficulties of the Commonwealth itself has increased the uncertainty regarding the full and timely receipt by PRHTA of such revenues.

Municipal Finance Agency
As of September 30, 2015, the Company had $387 million net par outstanding of bonds issued by the Puerto Rico Municipal Finance Agency (“MFA”) secured by a pledge of local property tax revenues. On October 13, 2015, the Company filed a motion to intervene in litigation between Centro de Recaudación de Ingresos Municipales (“CRIM”) and the GDB in which CRIM is seeking to ensure that the pledged tax revenues are, and will continue to be, available to support the MFA bonds. While the Company’s motion to intervene was denied, the GDB and CRIM have reported that they executed a new deed of trust that requires the GDB, as fiduciary, to keep the pledged tax revenues separate from any other GDB monies or accounts and that governs the manner in which the pledged revenues may be invested and dispersed.

Net Exposure to Puerto Rico
As of September 30, 2015

	Net Par Outstanding
	AGM Consolidated	AGC Consolidated	AG Re (1) Consolidated	Eliminations (2)	Total Net Par Outstanding (4)(5)	Gross Par Outstanding	Internal Rating
	(in millions)
Exposures Previously Subject to the Voided Recovery Act(3):
PRHTA (Transportation revenue)	$289	$475	$225	$(80)	$909	$936	CCC-
PREPA	431	74	239	—	744	902	CC
Puerto Rico Aqueduct and Sewer Authority	—	296	92	—	388	388	CCC
PRHTA (Highway revenue)	219	101	50	—	370	575	CCC
Puerto Rico Convention Center District Authority	—	82	82	—	164	164	CCC-
Total	939	1,028	688	(80)	2,575	2,965

Exposures Not Previously Subject to the Voided Recovery Act:
Commonwealth of Puerto Rico - General Obligation Bonds	720	417	483	—	1,620	1,747	CCC
MFA	206	65	116	—	387	571	CCC-
Puerto Rico Sales Tax Financing Corporation	261	—	8	—	269	269	CCC+
Puerto Rico Public Buildings Authority	14	137	37	—	188	194	CCC
GDB	—	33	—	—	33	33	CCC
PRIFA	—	10	8	—	18	18	CCC-
University of Puerto Rico	—	1	—	—	1	1	CCC-
Total	1,201	663	652	—	2,516	2,833
Total net exposure to Puerto Rico	$2,140	$1,691	$1,340	$(80)	$5,091	$5,798
 ___________________

(1)	Assured Guaranty Re Ltd.

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

(4)
As of September 30, 2015, the Company's Puerto Rico exposures increased due to (1) net par of $385 million acquired in the Radian Asset Acquisition, of which $21 million was of PREPA and $166 million of PRHTA, and (2) a commutation of previously ceded Puerto Rico exposures.

(5)
Includes exposure to capital appreciation bonds with a current aggregate net par outstanding of $32 million and a fully accreted net par at maturity of $67 million. Of these amounts, current net par of $17 million and fully accreted net par at maturity of $50 million relate to the Puerto Rico Sales Tax Financing Corporation, current net par of $10 million and fully accreted net par at maturity of $11 million relate to the PRHTA, and current net par of $4 million and fully accreted net par at maturity of $5 million relate to the Commonwealth General Obligation Bonds.

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
Amortization Schedule
of Net Par Outstanding of Puerto Rico
As of September 30, 2015

	Scheduled Net Par Amortization
	2015 (4Q)	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025 -2029	2030 -2034	2035 -2039	2040 -2044	2045 -2047	Total
	(in millions)
Exposures Previously Subject to the Voided Recovery Act:
PRHTA (Transportation revenue)	$0	$32	$36	$42	$28	$23	$18	$19	$21	$1	$148	$166	$293	$82	$—	$909
PREPA	0	20	5	4	25	42	22	22	81	78	319	122	4	—	—	744
Puerto Rico Aqueduct and Sewer Authority	—	15	—	—	—	—	—	—	—	2	109	—	1	15	246	388
PRHTA (Highway revenue)	—	20	10	10	21	22	26	6	8	8	24	142	73	—	—	370
Puerto Rico Convention Center District Authority	—	11	—	—	—	—	—	—	—	—	19	76	58	—	—	164
Total	0	98	51	56	74	87	66	47	110	89	619	506	429	97	246	2,575

Exposures Not Previously Subject to the Voided Recovery Act:
Commonwealth of Puerto Rico - General Obligation Bonds	0	142	95	75	82	137	16	37	15	73	286	397	265	—	—	1,620
Puerto Rico Municipal Finance Agency	—	55	47	47	44	37	33	33	16	12	59	4	—	—	—	387
Puerto Rico Sales Tax Financing Corporation	0	(1)	(1)	(1)	(1)	(1)	(2)	(2)	1	0	(10)	34	(1)	254	—	269
Puerto Rico Public Buildings Authority	—	8	30	—	5	10	12	0	7	0	60	38	18	—	—	188
GDB	33	—	—	—	—	—	—	—	—	—	—	—	—	—	—	33
PRIFA	—	—	—	2	—	—	—	—	2	—	—	—	2	12	—	18
University of Puerto Rico	—	0	0	0	0	0	0	0	0	0	0	1	—	—	—	1
Total	33	204	171	123	130	183	59	68	41	85	395	474	284	266	—	2,516
Total net par for Puerto Rico	$33	$302	$222	$179	$204	$270	$125	$115	$151	$174	$1,014	$980	$713	$363	$246	$5,091

Amortization Schedule
of Net Debt Service Outstanding of Puerto Rico
As of September 30, 2015

	Scheduled Net Debt Service Amortization
	2015 (4Q)	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025 -2029	2030 -2034	2035 -2039	2040 -2044	2045 -2047	Total
	(in millions)
Exposures Previously Subject to the Voided Recovery Act:
PRHTA (Transportation revenue)	$0	$80	$82	$86	$69	$63	$56	$57	$58	$37	$314	$295	$356	$89	$—	$1,642
PREPA	2	55	38	37	58	74	52	50	109	102	389	136	5	—	—	1,107
Puerto Rico Aqueduct and Sewer Authority	—	35	19	19	19	19	19	19	19	21	191	68	71	82	272	873
PRHTA (Highway revenue)	—	40	29	29	39	39	42	20	21	21	86	186	77	—	—	629
Puerto Rico Convention Center District Authority	—	19	7	7	7	7	7	7	7	7	52	103	60	—	—	290
Total	2	229	175	178	192	202	176	153	214	188	1,032	788	569	171	272	4,541

Exposures Not Previously Subject to the Voided Recovery Act:
Commonwealth of Puerto Rico - General Obligation Bonds	0	226	172	146	150	201	73	93	69	127	506	548	295	—	—	2,606
Puerto Rico Municipal Finance Agency	—	74	64	62	56	47	40	39	21	16	68	4	—	—	—	491
Puerto Rico Sales Tax Financing Corporation	0	12	13	13	13	13	13	13	16	15	63	106	64	284	—	638
Puerto Rico Public Buildings Authority	—	18	39	8	12	18	20	6	14	6	82	50	20	—	—	293
GDB	34	—	—	—	—	—	—	—	—	—	—	—	—	—	—	34
PRIFA	—	—	1	3	1	1	1	1	3	—	4	4	5	13	—	37
University of Puerto Rico	—	0	0	0	0	0	0	0	0	0	0	1	—	—	—	1
Total	34	330	289	232	232	280	147	152	123	164	723	713	384	297	—	4,100
Total net debt service for Puerto Rico	$36	$559	$464	$410	$424	$482	$323	$305	$337	$352	$1,755	$1,501	$953	$468	$272	$8,641

Exposure to Residential Mortgage-Backed Securities

The tables below provide information on the risk ratings and certain other risk characteristics of the Company’s financial guaranty insurance and credit derivative RMBS exposures as of September 30, 2015. U.S. RMBS exposures represent 2% of the total net par outstanding, and BIG U.S. RMBS represent 23% of total BIG net par outstanding. See Note 6, Expected Loss to be Paid, of the Financial Statements, for a discussion of expected losses to be paid on U.S. RMBS exposures.

Distribution of U.S. RMBS by Rating and Type of Exposure as of September 30, 2015

Ratings:	Prime First Lien	Closed-End Second Lien	Home Equity Lines of Credit	Alt-A First Lien	Option ARMs	Subprime First Lien	Total Net Par Outstanding
	(dollars in millions)
AAA	$9	$—	$0	$1,018	$49	$1,535	$2,611
AA	101	74	43	334	104	753	1,409
A	1	0	1	—	0	39	41
BBB	42	—	51	15	4	95	208
BIG	312	128	1,382	822	151	1,336	4,130
Total exposures	$465	$202	$1,476	$2,189	$307	$3,759	$8,400

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of September 30, 2015

Year insured:	Prime First Lien	Closed End Second Lien	Home Equity Lines of Credit	Alt-A First Lien	Option ARM	Subprime First Lien	Total Net Par Outstanding
	(in millions)
2004 and prior	$59	$0	$118	$58	$18	$1,095	$1,349
2005	134	—	370	468	38	185	1,195
2006	89	52	436	204	39	758	1,578
2007	183	150	551	1,111	181	1,652	3,828
2008	—	—	—	349	32	69	450
Total exposures	$465	$202	$1,476	$2,189	$307	$3,759	$8,400

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

Exposure by Reinsurer

	Ratings at		Par Outstanding (1)
	November 4, 2015		As of September 30, 2015
Reinsurer	Moody’s Reinsurer Rating	S&P Reinsurer Rating	Ceded Par Outstanding	Second-to- Pay Insured Par Outstanding	Assumed Par Outstanding
	(dollars in millions)
American Overseas Reinsurance Company Limited (f/k/a Ram Re)	WR (2)	WR	$5,480	$—	$30
Tokio Marine & Nichido Fire Insurance Co., Ltd.	Aa3 (3)	A+ (3)	4,426	—	—
Syncora Guarantee Inc.	WR	WR	3,505	1,538	159
Mitsui Sumitomo Insurance Co. Ltd.	A1	A+ (3)	1,854	—	—
ACA Financial Guaranty Corp.	NR (4)	WR	714	19	—
Ambac Assurance Corporation	WR	WR	117	4,370	11,633
National (5)	A3	AA-	—	5,448	5,259
MBIA	(6)	(6)	—	2,584	449
Financial Guaranty Insurance Co.	WR	WR	—	1,551	674
Ambac Assurance Corp. Segregated Account	NR	NR	—	95	888
CIFG Assurance North America Inc.	WR	WR	—	96	3,663
Other	Various	Various	215	821	134
Total			$16,311	$16,522	$22,889
____________________

(1)	Includes par related to insured credit derivatives.

(2)    Represents “Withdrawn Rating.”

(3)    The Company benefits from trust arrangements that satisfy the triple-A credit requirement of S&P and/or Moody’s.

(4)    Represents “Not Rated.”

(5)	National is rated AA+ by Kroll Bond Rating Agency.

(6)	MBIA includes subsidiaries MBIA Insurance Corp. rated B by S&P and B2 by Moody's and MBIA U.K. Insurance Ltd. rated B by S&P and Ba2 by Moody’s.

Ceded Par Outstanding by Reinsurer and Credit Rating
As of September 30, 2015

	Internal Credit Rating
Reinsurer	AAA	AA	A	BBB	BIG	Total
	(in millions)
American Overseas Reinsurance Company Limited (f/k/a Ram Re)	$462	$1,818	$1,740	$1,032	$428	$5,480
Tokio Marine & Nichido Fire Insurance Co., Ltd.	582	653	1,373	1,139	679	4,426
Syncora Guarantee Inc.	—	274	452	2,100	679	3,505
Mitsui Sumitomo Insurance Co. Ltd.	130	560	696	288	180	1,854
ACA Financial Guaranty Corp.	—	449	254	11	—	714
Ambac Assurance Corporation	—	—	117	—	—	117
Other	52	74	56	33	—	215
Total	$1,226	$3,828	$4,688	$4,603	$1,966	$16,311

In accordance with U.S. statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. All of the unauthorized reinsurers in the table above are required to post collateral for the benefit of the Company in an amount at least equal to the sum of their ceded unearned premium reserve, loss reserves and contingency reserves all calculated on a statutory basis of accounting. In addition, certain authorized reinsurers in the table above post collateral on terms negotiated with the Company. Collateral may be in the form of letters of credit or trust accounts. The total collateral posted by all non-affiliated reinsurers as of September 30, 2015 is approximately $447 million.

Second-to-Pay
Insured Par Outstanding by Internal Rating
As of September 30, 2015(1)

	Public Finance					Structured Finance
	AAA	AA	A	BBB	BIG	AAA	AA	A	BBB	BIG	Total
	(in millions)
Syncora Guarantee Inc.	$—	$45	$326	$734	$317	$72	$—	$—	$—	$44	$1,538
ACA Financial Guaranty Corp.	—	—	—	1	18	—	—	—	—	—	19
Ambac Assurance Corporation	10	1,277	1,945	835	51	1	—	59	184	8	4,370
National	70	1,693	3,661	—	—	—	—	24	—	—	5,448
MBIA	—	65	260	412	—	—	1,115	18	239	475	2,584
Financial Guaranty Insurance Co.	—	30	746	258	309	156	—	15	—	37	1,551
Ambac Assurance Corp. Segregated Account	—	—	—	—	—	—	26	—	—	69	95
CIFG Assurance North America Inc.	—	2	51	22	21	—	—	—	—	—	96
Other	—	821	—	—	—	—	—	—	—	—	821
Total	$80	$3,933	$6,989	$2,262	$716	$229	$1,141	$116	$423	$633	$16,522
____________________

(1)	Assured Guaranty’s internal rating.

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

Gross Direct Economic Exposure
to Selected European Countries(1)
As of September 30, 2015

	Hungary	Italy	Portugal	Spain	Total
	(in millions)
Sovereign and sub-sovereign exposure:
Non-infrastructure public finance (2)	$—	$1,069	$96	$351	$1,516
Infrastructure finance	282	11	—	124	417
Total sovereign and sub-sovereign exposure	282	1,080	96	475	1,933
Non-sovereign exposure:
Regulated utilities	—	232	—	—	232
RMBS and other structured finance	182	289	—	13	484
Total non-sovereign exposure	182	521	—	13	716
Total	$464	$1,601	$96	$488	$2,649
Total BIG	$391	$—	$96	$488	$975

Net Direct Economic Exposure
to Selected European Countries(1)
As of September 30, 2015

	Hungary	Italy	Portugal	Spain	Total
	(in millions)
Sovereign and sub-sovereign exposure:
Non-infrastructure public finance (2)	$—	$815	$89	$256	$1,160
Infrastructure finance	279	11	—	123	413
Total sovereign and sub-sovereign exposure	279	826	89	379	1,573
Non-sovereign exposure:
Regulated utilities	—	218	—	—	218
RMBS and other structured finance	176	254	—	13	443
Total non-sovereign exposure	176	472	—	13	661
Total	$455	$1,298	$89	$392	$2,234
Total BIG (See Note 6)	$385	$—	$89	$392	$866
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

The tables above include the par amount of financial guaranty contracts accounted for as derivatives of $114 million with a fair value of $3 million, net of reinsurance. The Company’s credit derivative transactions are governed by International Swaps and Derivatives Association, Inc. ("ISDA") documentation, and the Company is required to make a loss payment on them only upon the occurrence of one or more defined credit events with respect to the referenced securities or loans.

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

The Company calculates indirect exposure to a country by multiplying the par amount of a transaction insured by the Company times the percent of the relevant collateral pool reported as having a nexus to the country. On that basis, the Company has calculated exposure of $278 million to Selected European Countries (plus Greece) in transactions with $4.8 billion of net par outstanding. The indirect exposure to credits with a nexus to Greece is $8 million across several highly rated pooled corporate obligations with net par outstanding of $333 million.

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

AGL and Holding Company Subsidiaries
Significant Cash Flow Items

	Third Quarter		Nine Months
	2015	2014	2015	2014
	(in millions)
Dividends paid by AGC to AGUS	$15	$15	$50	$30
Dividends paid by AGM to AGMH	57	60	163	105
Dividends paid by AG Re to AGL	35	—	120	82
Dividends paid by other subsidiaries of AGMH	—	—	—	10
Repayment of surplus note by AGM to AGMH	—	25	25	50
Dividends paid to AGL shareholders	(18)	(18)	(55)	(58)
Repurchases of common shares(1)	(135)	(226)	(420)	(438)
Interest paid	(7)	(7)	(55)	(42)
Proceeds from issuance of long-term debt	—	(1)	—	495
Issuance of note by AGUS to AGC(2)	—	—	(200)	—
Repayment of note by AGC to AGUS(2)	—	—	200	—
____________________

(1)
On May 6, 2015, in continuation of the Company's capital management strategy of repurchasing its common shares, the Company's Board of Directors approved the repurchase of an incremental $400 million of common shares. As of September 30, 2015 and November 5, 2015, on a settlement date basis, the remaining authorization for share repurchases was $190 million and $143 million, respectively.

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

•
Under New York insurance law, AGM may only pay dividends out of "earned surplus", which is the portion of a company's surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to shareholders as dividends or transferred to stated capital or capital surplus, or applied to other purposes permitted by law, but does not include unrealized appreciation of assets. AGM may pay dividends without the prior approval of the New York Superintendent of Financial Services ("New York Superintendent") that, together with all dividends declared or distributed by it during the preceding 12 months, does not exceed the lesser of 10% of its policyholders' surplus (as of the last annual or quarterly statement filed with the New York Superintendent) or 100% of its adjusted net investment income during that period. The maximum amount available during 2015 for AGM to distribute as dividends without regulatory approval is estimated to be approximately $215 million, of which approximately $52 million is estimated to be available for distribution in the fourth quarter of 2015.

•
Under Maryland's insurance law, AGC may, with prior notice to the Maryland Insurance Commissioner, pay an ordinary dividend that, together with all dividends paid in the prior 12 months, does not exceed 10% of its policyholders' surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. The maximum amount available during 2015 for AGC to distribute as ordinary dividends will be approximately $90 million, of which approximately $40 million is available for distribution in the fourth quarter of 2015.

•	MAC is a New York domiciled insurance company subject to the same dividend limitations described above for AGM. The Company does not currently anticipate that MAC will distribute any dividends.

•
For AG Re, any distribution (including repurchase of shares) of any share capital, contributed surplus or other statutory capital that would reduce its total statutory capital by 15% or more of its total statutory capital as set out in its previous year's financial statements requires the prior approval of the Bermuda Monetary Authority ("Authority"). Separately, dividends are paid out of an insurer's statutory surplus and cannot exceed that surplus. Further, annual dividends cannot exceed 25% of total statutory capital and surplus as set out in its previous year's financial statements, which is $279 million, without AG Re certifying to the Authority that it will continue to meet required margins. Based on the foregoing limitations, in 2015 AG Re has the capacity to (i) make capital distributions in an aggregate amount up to $127 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to the limit of its outstanding statutory surplus, which is $271 million. Such dividend capacity is further limited by the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements. As of September 30, 2015, AG Re had unencumbered assets of approximately $611 million.

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

In addition, in 2012 AGUS borrowed $90 million from its affiliate Assured Guaranty Re Overseas Ltd. to fund the acquisition of MAC. That loan remained outstanding as of September 30, 2015.

Furthermore, AGL fully and unconditionally guarantees the payment of the principal of, and interest on, the $1,130 million aggregate principal amount of senior notes issued by AGUS and AGMH, and the $450 million aggregate principal amount of junior subordinated debentures issued by AGUS and AGMH, in each case, as described under "Commitments and Contingencies -- Long-Term Debt Obligations " below.

Cash and Investments

As of September 30, 2015, AGL had $100 million in cash and short-term investments. AGUS and AGMH had a total of $21 million in cash and short-term investments. In addition, the Company's U.S. holding companies have $57 million in fixed-maturity securities with weighted average duration of 0.5 years.

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

Claims (Paid) Recovered

	Third Quarter		Nine Months
	2015	2014	2015	2014
	(in millions)
Public finance	$(18)	$(8)	$(24)	$(38)
Structured finance:
U.S. RMBS before benefit for recoveries for breaches of R&W	(139)	(199)	(222)	(275)
Net benefit for recoveries for breaches of R&W	26	166	73	294
U.S. RMBS after benefit for recoveries for breaches of R&W	(113)	(33)	(149)	19
Other structured finance	(69)	2	(65)	(2)
Structured finance	(182)	(31)	(214)	17
Claims (paid) recovered, net of reinsurance(1)	$(200)	$(39)	$(238)	$(21)
____________________

(1)
Includes $5 million paid and $7 million paid for consolidated FG VIEs for Third Quarter 2015 and 2014, respectively, and $17 million paid and $14 million paid for consolidated FG VIEs for Nine Months 2015 and 2014, respectively.

The Company has insured exposure of approximately $3.0 billion to infrastructure transactions with refinancing risk as to which the Company may need to make claim payments that it did not anticipate paying when the policies were issued. Although the Company may not experience ultimate loss on a particular transaction, the aggregate amount of the claim payments may be substantial and reimbursement may not occur for an extended time. These transactions generally involve long-term infrastructure projects that were financed by bonds that mature prior to the expiration of the project concession. The Company expects the cash flows from these projects to be sufficient to repay all of the debt over the life of the project concession, but also expects the debt to be refinanced in the market at or prior to its maturity. If the issuer is unable to refinance the debt due to market conditions, the Company may have to pay a claim when the debt matures, and then recover its payment from cash flows produced by the project in the future. The Company generally projects that in most scenarios it will be fully reimbursed for such payments. However, the recovery of the payments is uncertain and may take from 10 to 35 years, depending on the transaction and the performance of the underlying collateral. The Company estimates total claims for the two largest transactions with significant refinancing risk, assuming no refinancing, and based on certain performance assumptions, could be $2.0 billion on a gross basis; such claims would be payable from 2017 through 2022.

In addition, the Company has net par exposure of $5.1 billion to Commonwealth of Puerto Rico transactions, all of which are BIG. Puerto Rico has experienced significant general fund budget deficits in recent years. These deficits have been covered primarily with the net proceeds of bond issuances, with interim financings provided by GDB and, in some cases, with one-time revenue measures or expense adjustment measures. In addition to high debt levels, Puerto Rico faces a challenging economic environment. Information regarding the Company's exposure to the Commonwealth of Puerto Rico and its related authorities and public corporations is set forth in "Insured Portfolio-Exposure to Puerto Rico" above.

The terms of the Company’s CDS contracts generally are modified from standard CDS contract forms approved by ISDA in order to provide for payments on a scheduled basis and to replicate the terms of a traditional financial guaranty insurance policy. Some contracts the Company entered into as the credit protection seller, however, utilize standard ISDA settlement mechanics of cash settlement (i.e., a process to value the loss of market value of a reference obligation) or physical settlement (i.e., delivery of the reference obligation against payment of principal by the protection seller) in the event of a “credit event,” as defined in the relevant contract. Cash settlement or physical settlement generally requires the payment of a larger amount, prior to the maturity of the reference obligation, than would settlement on a “pay-as-you-go” basis, under which the Company would be required to pay scheduled interest shortfalls during the term of the reference obligation and scheduled principal shortfall only at the final maturity of the reference obligation. As of September 30, 2015, the Company posted approximately $333 million to secure obligations under its CDS exposure. Of that amount, approximately $313 million related to $4.7 billion in CDS gross par insured where the amount of required collateral is capped and the remaining $20 million related to $0.2 billion in CDS gross par insured where the amount of required collateral is based on movements in the mark-to-market valuation of the underlying exposure.

Consolidated Cash Flows

Consolidated Cash Flow Summary

	Third Quarter		Nine Months
	2015	2014	2015	2014
	(in millions)
Net cash flows provided by (used in) operating activities before effects of trading securities and FG VIEs consolidation	$(154)	$93	$(90)	$208
(Purchases) sales of trading securities, net	(1)	14	7	82
Effect of FG VIEs consolidation	11	18	44	57
Net cash flows provided by (used in) operating activities - reported	(144)	125	(39)	347
Net cash flows provided by (used in) investing activities before effects of FG VIEs consolidation	302	131	556	(370)
Effect of FG VIEs consolidation	33	19	78	291
Net cash flows provided by (used in) investing activities - reported	335	150	634	(79)
Net cash flows provided by (used in) financing activities before effects of FG VIEs consolidation	(154)	(258)	(480)	(20)
Effect of FG VIEs consolidation	(44)	(37)	(122)	(348)
Net cash flows provided by (used in) financing activities - reported (1)	(198)	(295)	(602)	(368)
Effect of exchange rate changes	(2)	(4)	(2)	(2)
Cash at beginning of period	75	106	75	184
Total cash at the end of the period	$66	$82	$66	$82
____________________

(1)	Claims paid on consolidated FG VIEs are presented in the consolidated cash flow statements as a component of paydowns on FG VIE liabilities in financing activities as opposed to operating activities.

Excluding net cash flows from purchases and sales of the trading portfolio and the effect of consolidating FG VIEs, cash inflows from operating activities decreased in Nine Months 2015 compared with Nine Months 2014 due primarily to higher claim payments in 2015 and lower R&W cash recoveries than the comparable prior year period and lower premiums, offset in part by higher investment income.

Investing activities were primarily net sales (purchases) of fixed-maturity and short-term investment securities. In first quarter 2015, the Company sold securities to fund the acquisition of Radian Asset by AGC. In the second quarter of 2015 the Company paid $800 million, net of cash acquired, to acquire Radian Asset. Investing cash flows in Nine Months 2015 and Nine Months 2014 include inflows of $114 million and $346 million for FG VIEs, respectively.

Financing activities consisted primarily of paydowns of FG VIE liabilities and share repurchases. Financing cash flows in Nine Months 2015 and Nine Months 2014 include outflows of $122 million and $348 million for FG VIEs, respectively. Share repurchases in Nine Months 2015 and 2014 were $420 million and $438 million, respectively. In addition, 2014 amounts include net proceeds of $495 million from issuance of long-term debt.

From October 1, 2015 through November 5, 2015, the Company repurchased an additional 1.7 million shares for $48 million. As of November 5, 2015, $143 million of total capacity remained, on a settlement basis, from all authorizations. For more information about the Company's share repurchase authorization and the amounts it repurchased in 2015, see Note 18, Shareholders' Equity, of the Financial Statements.

Commitments and Contingencies

Leases

AGL and its subsidiaries lease office space and certain other items.

AGM entered into an operating lease as of September 30, 2015 for new office space comprising one full floor and one partial floor at 1633 Broadway in New York City.  The Company plans to move the headquarters of its U.S. affiliates from 31 West 52nd Street to this new location during the summer of 2016.  The new lease is for approximately 88,000 square feet and runs until 2032, with an option, subject to certain conditions, to renew for five years at a fair market rent. The fixed annual rent, which commences after an initial rent holiday, begins at $6.2 million, rising in two steps to $7.3 million for the last five years of the initial term. In connection with the move and in return for rent abatement and certain other concessions, AGM agreed to terminate, eight months after its new space is delivered, its lease on its existing office space at 31 West 52nd Street, which had been scheduled to run until 2026.

Long-Term Debt Obligations

The outstanding principal and interest paid on long-term debt were as follows:

Principal Outstanding
and Interest Paid on Long-Term Debt

	Principal Amount		Interest Paid
	As of September 30	As of December 31,	Third Quarter		Nine Months
	2015	2014	2015	2014	2015	2014
	(in millions)
AGUS:
7.0% Senior Notes(1)	$200	$200	$—	$—	$7	$7
5.0% Senior Notes(1)	500	500	—	—	13	—
Series A Enhanced Junior Subordinated Debentures(2)	150	150	—	—	5	5
Total AGUS	850	850	—	—	25	12
AGMH(3):
67/8% QUIBS(1)	100	100	2	2	5	5
6.25% Notes(1)	230	230	4	4	11	11
5.60% Notes(1)	100	100	1	1	4	4
Junior Subordinated Debentures(2)	300	300	—	—	10	10
Total AGMH	730	730	7	7	30	30
AGM(3):
AGM Notes Payable	13	16	0	2	0	3
Total AGM	13	16	0	2	0	3
Total	$1,593	$1,596	$7	$9	$55	$45
 ____________________

(1)	AGL fully and unconditionally guarantees these obligations

(2)	Guaranteed by AGL on a junior subordinated basis.

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $1.2 billion as of September 30, 2015. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. It is difficult to determine the probability that AGM will have to pay strip provider claims or the likely aggregate amount of such claims. At September 30, 2015, approximately $1.4 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

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

The Company was in compliance with all financial covenants as of September 30, 2015.

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

As of September 30, 2015, no amounts were outstanding under this facility, nor have there been any borrowings during the life of this facility.

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

Fixed-Maturity Securities and Short-Term Investments

The Company’s fixed-maturity securities and short-term investments had a duration of 5.5 years as of September 30, 2015 and 5.0 years as of December 31, 2014. Generally, the Company’s fixed-maturity securities are designated as available-for-sale. For more information about the Investment Portfolio and a detailed description of the Company’s valuation of investments see Note 11, Investments and Cash, of the Financial Statements.

Fixed-Maturity Securities and Short-Term Investments
by Security Type

	As of September 30, 2015		As of December 31, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	$5,668	$5,958	$5,416	$5,795
U.S. government and agencies	449	477	635	665
Corporate securities	1,403	1,436	1,320	1,368
Mortgage-backed securities(1):
RMBS	1,349	1,371	1,255	1,285
CMBS	492	511	639	659
Asset-backed securities	584	590	411	417
Foreign government securities	297	297	296	302
Total fixed-maturity securities	10,242	10,640	9,972	10,491
Short-term investments	526	522	767	767
Total fixed-maturity and short-term investments	$10,768	$11,162	$10,739	$11,258
 ____________________

(1)	Government-agency obligations were approximately 55% of mortgage backed securities as of September 30, 2015 and 44% as of December 31, 2014, based on fair value.

The following tables summarize, for all fixed-maturity securities in an unrealized loss position as of September 30, 2015 and December 31, 2014, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of September 30, 2015

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$587	$(18)	$4	$0	$591	$(18)
U.S. government and agencies	31	0	—	—	31	0
Corporate securities	373	(8)	99	(4)	472	(12)
Mortgage-backed securities:
RMBS	315	(2)	91	(14)	406	(16)
CMBS	24	0	2	0	26	0
Asset-backed securities	2	0	—	—	2	0
Foreign government securities	97	(3)	54	(3)	151	(6)
Total	$1,429	$(31)	$250	$(21)	$1,679	$(52)
Number of securities(1)		342		37		372
Number of securities with other-than-temporary impairment		5		4		9

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2014

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$64	$0	$25	$(1)	$89	$(1)
U.S. government and agencies	139	0	68	(1)	207	(1)
Corporate securities	189	(3)	104	(2)	293	(5)
Mortgage-backed securities:
RMBS	205	(3)	159	(18)	364	(21)
CMBS	36	0	19	0	55	0
Asset-backed securities	56	(2)	18	(1)	74	(3)
Foreign government securities	108	(2)	0	0	108	(2)
Total	$797	$(10)	$393	$(23)	$1,190	$(33)
Number of securities(1)		125		82		198
Number of securities with other-than-temporary impairment		3		7		10
___________________

(1)
The number of securities does not add across because lots of the same securities have been purchased at different times and appear in both categories above (i.e. Less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

Of the securities in an unrealized loss position for 12 months or more as of September 30, 2015, four securities had an unrealized loss greater than 10% of book value. The total unrealized loss for these securities as of September 30, 2015 was $13 million. The Company has determined that the unrealized losses recorded as of September 30, 2015 are yield related and not the result of other-than-temporary impairment.

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

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of September 30, 2015

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$260	$261
Due after one year through five years	1,579	1,637
Due after five years through 10 years	2,241	2,349
Due after 10 years	4,321	4,511
Mortgage-backed securities:
RMBS	1,349	1,371
CMBS	492	511
Total	$10,242	$10,640

The following table summarizes the ratings distributions of the Company’s investment portfolio as of September 30, 2015 and December 31, 2014. Ratings reflect the lower of the Moody’s and S&P classifications, except for bonds purchased for loss mitigation or other risk management strategies, which use Assured Guaranty’s internal ratings classifications.

Distribution of
Fixed-Maturity Securities by Rating

Rating	As of September 30, 2015	As of December 31, 2014
AAA	11.2%	14.0%
AA	60.6	60.3
A	19.0	17.9
BBB	0.5	0.5
BIG(1)	8.4	7.3
Not rated	0.3	—
Total	100.0%	100.0%
____________________

(1)	Comprised primarily of loss mitigation and other risk management assets. See Note 11, Investments and Cash, of the Financial Statements.

The investment portfolio contains securities and cash that are either held in trust for the benefit of third party reinsurers in accordance with statutory requirements, invested in a guaranteed investment contract for future claims payments, placed on deposit to fulfill state licensing requirements, or otherwise restricted in the amount of $299 million and $236 million as of September 30, 2015 and December 31, 2014, respectively, based on fair value. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,456 million and $1,395 million as of September 30, 2015 and December 31, 2014, respectively, based on fair value.

The fair value of the Company’s pledged securities to secure its obligations under its CDS exposure totaled $333 million and $376 million as of September 30, 2015 and December 31, 2014, respectively.

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

To support the payment obligations of FSAM and the GIC Issuers, each of Dexia SA and Dexia Crédit Local S.A. are party to an ISDA Master Agreement, including an associated schedule, confirmation and credit support annex (the “Non-Guaranteed Put Contract”), the economic effect of which is that Dexia SA and Dexia Crédit Local S.A. jointly and severally guarantee (i) the scheduled payments of interest and principal in relation to a specified portfolio of FSAM assets, (ii) the obligation of certain Dexia affiliates to provide liquidity or liquid collateral under committed liquidity lending facilities, and (iii) the obligation to make certain payments in the event of an insolvency of Dexia S.A. Pursuant to the Non-Guaranteed Put Contract, FSAM may put an amount of FSAM assets to Dexia SA and Dexia Crédit Local S.A. in exchange for funds. The amount that could be put varies depending on the type of trigger event in question. In an asset default scenario, the amount payable generally covers at least the amount of the losses on the FSAM assets (by non-payment, writedown or realized loss). For other trigger events, the amount payable generally is at least the amount due and unpaid under the committed liquidity facilities, the principal amount of the FSAM assets, and the outstanding principal balance of the GICs. Dexia S.A. and Dexia Crédit Local S.A. also benefit from certain grace periods and procedural rights under the Non-Guaranteed Put Contract. To secure the Non-Guaranteed Put Contract, Dexia SA and Dexia Crédit Local S.A. will, pursuant to the credit support annex thereto, post eligible highly liquid collateral having an aggregate value (subject to agreed reductions) equal to at least the excess of (i) the aggregate principal amount of all outstanding GICs over (ii) the aggregate mark-to-market value of FSAM’s assets. The agreed-to advance rates applicable to the value of FSAM assets range from 98% to 82% for obligations backed by the full faith and credit of the United States, sovereign obligations of the U.K., Germany, the Netherlands, France or Belgium, obligations guaranteed by the Federal Deposit Insurance Corporation (FDIC) and for mortgage securities issued or guaranteed by U.S. sponsored agencies, and range from 75% to 0% for the other FSAM assets. As of September 30, 2015, approximately 30.8% of the FSAM assets (measured by aggregate principal balance) were in cash or were obligations backed by the full faith and credit of the United States.

As of September 30, 2015, the aggregate accreted GIC balance was approximately $1.9 billion, compared with approximately $10.2 billion as of December 31, 2009. As of September 30, 2015, and with respect to the FSAM assets, the aggregate accreted principal was approximately $2.9 billion, the aggregate market value was approximately $2.7 billion and the aggregate market value after agreed reductions was approximately $1.8 billion. Cash and positive derivative value exceeded the negative derivative values and other projected costs by approximately $115 million. Accordingly, as of September 30, 2015, the aggregate fair value of the assets supporting the GIC business plus cash and positive derivative value exceeded by nearly $0.9 billion the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business. Even after applying the agreed upon reductions to the fair value of the assets, the aggregate fair value of the assets supporting the GIC business plus cash and positive derivative value exceeded the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business, so, no posting of collateral was required under the credit support annex applicable to the primary put contract. Under the terms of that credit support annex, the collateral posting is recalculated on a weekly basis according to the formula set forth in the credit support annex, and a collateral posting is required whenever the collateralization levels tested by the formula are not satisfied, subject to a threshold of $5 million.

To provide additional support, a Dexia affiliate provides a liquidity commitment to lend against the FSAM assets, generally until the GICs have been paid in full. The liquidity commitment comprises an amended and restated revolving credit agreement (the “Guaranteed Liquidity Facility”), amended most recently on July 27, 2015, pursuant to which Dexia Crédit Local S.A. commits to provide funds to FSAM. As a result of agreed reductions and GIC amortization as of September 30, 2015 the commitment totaled $1.5 billion, of which approximately $1.0 billion was drawn. Also on July 27, 2015, FSAM and Dexia Crédit Local S.A. terminated a master repurchase agreement pursuant to which Dexia Crédit Local S.A. had provided up to $3.5 billion of funds in exchange for the transfer by FSAM to Dexia Crédit Local S.A. of FSAM securities that are not eligible to satisfy collateralization obligations of the GIC Issuers under the GICs.

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

The Medium Term Notes Business

In connection with the acquisition of AGMH, Dexia Crédit Local S.A. agreed to fund, on behalf of AGM, 100% of all policy claims made under financial guaranty insurance policies issued by AGM in relation to the medium term notes issuance program of FSA Global Funding Limited. Such agreement is set out in a Separation Agreement, dated as of July 1, 2009, between Dexia Crédit Local S.A., AGM, FSA Global Funding and Premier International Funding Co., and in a funding guaranty and a reimbursement guaranty that Dexia Crédit Local S.A. issued for the benefit of AGM. Under the funding guaranty, Dexia Crédit Local S.A. guarantees to pay to or on behalf of AGM amounts equal to the payments required to be made under policies issued by AGM relating to the medium term notes business. Under the reimbursement guaranty, Dexia Crédit Local S.A. guarantees to pay reimbursement amounts to AGM for payments it makes following a claim for payment under an obligation insured by a policy it has issued. Notwithstanding Dexia Crédit Local S.A.’s obligation to fund 100% of all policy claims under those policies, AGM has a separate obligation to remit to Dexia Crédit Local S.A. a certain percentage (ranging from 0% to 25%) of those policy claims. AGM, the Company and related parties are also protected against losses arising out of or as a result of the medium term note business through an indemnification agreement with Dexia Crédit Local S.A. As of September 30, 2015, FSA Global Funding Limited had approximately $671 million of medium term notes outstanding.

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

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2015. Based on their evaluation as of September 30, 2015 covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

On April 1, 2015 the Company acquired Radian Asset. See Note 2 to the unaudited consolidated financial statements in Item 1. The Company has extended its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include Radian Asset. The Company integrated Radian Asset’s financial data into the Company’s existing systems, processes and related controls, and introduced new processes and controls to accommodate the business combination accounting and financial consolidation of Radian Asset.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, in the Company's Quarterly Reports on Form 10-Q for the quarter ended March 31, 2015 and the quarter ended June 30, 2015 and in Note 15 to the Consolidated Financial Statements, Commitments and Contingencies – Legal Proceedings. During the three months ended September 30, 2015, the following developments occurred in respect of the Company's legal proceedings:

During 2008, nine putative class action lawsuits were filed in federal court alleging federal antitrust violations in the municipal derivatives industry, seeking damages and alleging, among other things, a conspiracy to fix the pricing of, and manipulate bids for, municipal derivatives, including GICs. These cases have been coordinated and consolidated for pretrial proceedings in the U.S. District Court for the Southern District of New York as MDL 1950, In re Municipal Derivatives Antitrust Litigation, Case No. 1:08-cv-2516 (“MDL 1950”). Five of these cases named both AGMH and AGM: (a) Hinds County, Mississippi v. Wachovia Bank, N.A.; (b) Fairfax County, Virginia v. Wachovia Bank, N.A.; (c) Central Bucks School District, Pennsylvania v. Wachovia Bank, N.A.; (d) Mayor and City Council of Baltimore, Maryland v. Wachovia Bank, N.A.; and (e) Washington County, Tennessee v. Wachovia Bank, N.A. In April 2009, the MDL 1950 court granted the defendants’ motion to dismiss on the federal claims for these five cases, but granted leave for the plaintiffs to file an amended complaint. The Corrected Third Consolidated Amended Class Action Complaint, filed on October 9, 2013, lists neither AGM nor AGMH as a named defendant or a co-conspirator. The complaint generally seeks unspecified monetary damages, interest, attorneys’ fees and other costs. The other four cases named AGMH (but not AGM) and also alleged that the defendants violated California state antitrust law and common law by engaging in illegal bid-rigging and market allocation, thereby depriving the cities or municipalities of competition in the awarding of GICs and ultimately resulting in the cities paying higher fees for these products: (f) City of Oakland, California v. AIG Financial Products Corp.; (g) County of Alameda, California v. AIG Financial Products Corp.; (h) City of Fresno, California v. AIG Financial Products Corp.; and (i) Fresno County Financing Authority v. AIG Financial Products Corp. When the four plaintiffs filed a consolidated complaint in September 2009, the plaintiffs did not name AGMH as a defendant. However, the complaint does describe some of AGMH’s and AGM’s activities. The consolidated complaint generally seeks unspecified monetary damages, interest, attorneys’ fees and other costs. In April 2010, the MDL 1950 court granted in part and denied in part the named defendants’ motions to dismiss this consolidated complaint. The Company cannot reasonably estimate the possible loss, if any, or range of loss that may arise from these lawsuits. On September 22, 2015, the remaining parties to the putative class action reported to the MDL 1950 Court that settlements in principle had been reached. The parties also reported that final settlement with those remaining defendants would resolve the putative class case.

ITEM 1A.	RISK FACTORS

Please refer to “Risk Factors" under Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to the risk factors disclosed in such Annual Report on Form 10-K during the three months ended September 30, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during Third Quarter 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program(2)
July 1 - July 31	1,817,605	$24.76	1,817,605	$280,000,060
August 1 - August 30	1,773,231	$25.36	1,773,231	$235,035,542
September 1 - September 30	1,771,267	$25.41	1,771,267	$190,035,549
Total	5,362,103	$25.17	5,362,103
____________________

(1)
After giving effect to repurchases from January 1, 2015 through November 5, 2015, the Company has repurchased a total of 17.7 million common shares for approximately $468 million, excluding commissions, at an average price of $26.39 per share. On May 6, 2015, the Company's board of directors approved an incremental $400 million share repurchase authorization. As of November 5, 2015, $143 million of total capacity remained, on a settlement basis, from all authorizations.

(2)	Excludes commissions.

ITEM 6.	EXHIBITS.

See Exhibit Index for a list of exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURED GUARANTY LTD. (Registrant)

Dated November 6, 2015	By:	/s/ ROBERT A. BAILENSON

Robert A. Bailenson Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.1
The following financial information from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the Three and Nine Months ended September 30, 2015 and 2014 (iv) Consolidated Statement of Shareholders’ Equity for the Nine Months ended September 30, 2015; (v) Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.

* Management contract or compensatory plan