Form 10-K
period 2015-12-31
ASSURED GUARANTY LTD
filed 2016-02-26
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of Common Shares held by non-affiliates of the Registrant as of the close of business on June 30, 2015 was $3,501,022,807 (based upon the closing price of the Registrant's shares on the New York Stock Exchange on that date, which was $23.99). For purposes of this information, the outstanding Common Shares which were owned by all directors and executive officers of the Registrant were deemed to be the only shares of Common Stock held by affiliates.
As of February 23, 2016, 135,925,921 Common Shares, par value $0.01 per share, were outstanding (including 62,145 unvested restricted shares).
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of Registrant's definitive proxy statement relating to its 2016 Annual General Meeting of Shareholders are incorporated by reference to Part III of this report.

Forward Looking Statements

This Form 10-K contains information that includes or is based upon forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements give the expectations or forecasts of future events of Assured Guaranty Ltd. (“AGL”) and its subsidiaries (collectively with AGL, “Assured Guaranty” or the “Company”). These statements can be identified by the fact that they do not relate strictly to historical or current facts and relate to future operating or financial performance.

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

•
the possibility that budget or pension shortfalls or other factors will result in credit losses or impairments on obligations of state, territorial and local governments and their related authorities and public corporations that Assured Guaranty insures or reinsures;

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

On April 1, 2015 (“Acquisition Date”), AGC completed the acquisition (“Radian Asset Acquisition”) of all of the issued and outstanding capital stock of financial guaranty insurer Radian Asset Assurance Inc. (“Radian Asset”) for $804.5 million; the cash consideration was paid from AGC's available funds and from the proceeds of a $200 million loan from AGC’s direct parent, Assured Guaranty US Holdings Inc. ("AGUS"). AGC repaid the loan in full to AGUS on April 14, 2015. Radian Asset was merged with and into AGC, with AGC as the surviving company of the merger. The Radian Asset Acquisition added $13.6 billion to the Company's net par outstanding on April 1, 2015, and is consistent with one of the Company's key business strategies of supplementing its book of business through acquisitions.

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

The Company faces challenges in maintaining its market penetration. The challenges in 2015 were primarily due to:

•
Sustained low interest rate environment in the U.S. Over the last several years, interest rates generally have been lower than historical norms. In 2015, average daily 30-year municipal interest rates, as reflected by the benchmark AAA 30-year Municipal Market Data index published by Thomson Reuters ("MMD Index"), were approximately 35 basis points lower than their levels in 2014, a year in which rates were already low by historical standards. As a result, the difference in yield (or the credit spread) between a bond insured by Assured Guaranty and an uninsured bond has provided comparatively little room for issuer savings and insurance premium, and Assured Guaranty has seen a lower demand for its financial guaranty insurance from issuers over the past several years than it saw historically.

•
Increased competition. The Company estimates, based on third party industry compilations, that of the insured U.S. public finance bonds issued in the primary market in 2015, the Company insured approximately 60% of the par, while Build America Mutual Assurance Company ("BAM"), insured 38% of the par. National Public Finance Guarantee Corporation ("National"), an affiliate of MBIA Insurance Corporation ("MBIA"), insured the remaining 2% of the balance. The continued presence in the market of BAM affects the Company's insured volume as well as the amount of premium the Company is able to charge.

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

As an alternative to traditional financial guaranty insurance, in the past the Company also provided credit protection relating to a particular security or obligor through a credit derivative contract, such as a credit default swap ("CDS"). Under the terms of a CDS, the seller of credit protection agreed to make a specified payment to the buyer of credit protection if one or more specified credit events occurs with respect to a reference obligation or entity. In general, the credit events specified in the Company's CDS are for interest and principal defaults on the reference obligation. One difference between CDS and traditional primary financial guaranty insurance is that credit default protection was typically provided to a particular buyer of credit protection, who is not always required to own the reference obligation, rather than to all investors in the reference obligation. As a result, the Company's rights and remedies under a CDS may be different and more limited than on a financial guaranty of an entire issuance. Credit derivatives were preferred by some investors, however, because they generally offered the investor ease of execution and standardized terms as well as more favorable accounting or capital treatment. Due to changes in the regulatory environment, the Company has not provided credit protection through a CDS since March 2009, other than in connection with loss mitigation and other remediation efforts relating to its existing book of business. See the Risk Factor captioned "Changes in or inability to comply with applicable law could adversely affect the Company's ability to do business" under Risks Related to GAAP and Applicable Law in "Item 1A. Risk Factors" for additional detail about the regulatory environment.

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

The Company's financial guaranty direct and assumed businesses provide credit protection on public finance, infrastructure and structured finance obligations. For information on the geographic breakdown of the Company's financial guaranty portfolio and on its income and revenue by jurisdiction, see "Geographic Distribution of Net Par Outstanding" in Note 4, Outstanding Exposure, and "Provision for Income Taxes" in Note 12, Income Taxes, of the Financial Statements and Supplementary Data.

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

A portion of the Company's exposure to tax-backed bonds, municipal utility bonds and transportation bonds constitutes "special revenue" bonds under the U.S. Bankruptcy Code. Even if an obligor under a special revenue bond were to seek protection from creditors under Chapter 9 of the U.S. Bankruptcy Code, holders of the special revenue bond should continue to receive timely payments of principal and interest during the bankruptcy proceeding, subject to the special revenues being sufficient to pay debt service and the lien on the special revenues being subordinate to the necessary operating expenses of the project or system from which the revenues are derived. While "special revenues" acquired by the obligor after bankruptcy remain subject to the pre-petition pledge, special revenue bonds may be adjusted if their claim is determined to be "undersecured."

Non-U.S. Public Finance Obligations    The Company insures and reinsures a number of different types of non-U.S. public finance obligations, which consist of both infrastructure projects and other projects essential for municipal function such as regulated utilities. Credit support for the exposures written by the Company may come from a variety of sources, including some combination of subordinated tranches, over-collateralization or cash reserves. Additional support also may be provided by transaction provisions intended to benefit noteholders or credit enhancers. The types of non-U.S. public finance securities the Company insures and reinsures include the following:

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

"Financial Products Business" is how the Company refers to the guaranteed investment contracts ("GICs") portion of a line of business previously conducted by AGMH that the Company did not acquire when it purchased AGMH in 2009 from Dexia SA and that is being run off. That line of business was comprised of AGMH's guaranteed investment contracts business, its medium term notes business and the equity payment agreements associated with AGMH's leveraged lease business. Assured Guaranty is indemnified by Dexia SA and certain of its affiliates ("Dexia") against loss from the former Financial Products Business.

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
The Company conducts extensive due diligence on the collateral that supports its insured transactions. The principal focus of the due diligence is to confirm the underlying collateral was originated in accordance with the stated underwriting criteria of the asset originator. To this end, such collateral is reviewed, either internally by the Company or by outside consultants that the Company engages. The Company also conducts audits of servicing or other management procedures, reviewing critical aspects of these procedures such as including cash management and collections. The Company may, for certain transactions, obtain background checks on key managers of the originator, servicer or manager of the obligations underlying that transaction.
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
The underwriting of structured finance and regulated utilities is generally the same as for U.S. transactions, but for considerations related to the specific country as described in the previous paragraph. For infrastructure transactions, the Company reviews the type of project (e.g., hospital, road, social housing, transportation or student accommodation) and the source of repayment of the debt. For certain transactions, debt service and operational expenses are covered by availability payments made by either a governmental entity or a not-for-profit entity. The availability payments are due if the project is available for use, regardless of whether the project actually is in use. The principal risks for such transactions are construction risk and operational risk. The project must be completed on time and must be available for use during the life of the concession. For other transactions, notably transactions secured by toll-roads, revenues derived from the project must be sufficient to make debt service payments as well as cover operating expenses during the concession period. The Company undertakes due diligence to assess demand risks in such projects and often uses consultants to help assess future demand and revenue and expense projections.
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

In the public finance portion of the Company's financial guaranty direct business, underwriters generally analyze the issuer's historical financial statements and, where warranted, develop stress case projections to test the issuers' ability to make timely debt service payments under stressful economic conditions. In the structured and infrastructure finance portions of the Company's financial guaranty direct business, underwriters generally use computer-based financial models in order to evaluate the ability of the transaction to generate adequate cash flow to service the debt under a variety of scenarios. The models include economically stressed scenarios that the underwriters use for their assessment of the potential credit risk inherent in a particular transaction. Stress models developed internally by the Company's underwriters reflect both empirical research and information gathered from third parties, such as rating agencies or investment banks. The Company may also engage advisors such as consultants and external counsel to assist in analyzing a transaction's financial or legal risks. The Company may also conduct a due diligence review that includes, among other things, a site visit to the project or facility, meetings with issuer management, review of underwriting and operational procedures, file reviews, and review of financial procedures and computer systems.

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

Ceded Business

As part of its risk management strategy, the Company seeks to obtain third party reinsurance or retrocessions and may also periodically enter into other arrangements to reduce its exposure to risk concentrations, such as for single risk limits, portfolio credit rating or exposure limits, geographic limits or other factors. At December 31, 2015, the Company had ceded approximately 4% of its principal amount outstanding to third party reinsurers.

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

AGC, AGM and MAC entered into a $360 million aggregate excess of loss reinsurance facility with a number of reinsurers, effective as of January 1, 2016. This facility replaces a similar $450 million aggregate excess of loss reinsurance facility that AGC, AGM and MAC had entered into effective January 1, 2014 and which terminated on December 31, 2015. The new facility covers losses occurring either from January 1, 2016 through December 31, 2023, or January 1, 2017 through December 31, 2024, at the option of AGC, AGM and MAC. It terminates on January 1, 2018, unless AGC, AGM and MAC choose to extend it. The new facility covers certain U.S. public finance credits insured or reinsured by AGC, AGM and MAC as of September 30, 2015, excluding credits that were rated non-investment grade as of December 31, 2015 by Moody’s Investors Service, Inc. ("Moody’s") or Standard & Poor's Ratings Services ("S&P") or internally by AGC, AGM or MAC and is subject to certain per credit limits. Among the credits excluded are those associated with the Commonwealth of Puerto Rico and its related authorities and public corporations. The new facility attaches when AGC’s, AGM’s and MAC’s net losses (net of AGC’s and AGM's reinsurance (including from affiliates) and net of recoveries) exceed $1.25 billion in the aggregate. The new facility covers a portion of the next $400 million of losses, with the reinsurers assuming pro rata in the aggregate $360 million of the $400 million of losses and AGC, AGM and MAC jointly retaining the remaining $40 million. The reinsurers are required to be rated at least AA- or to post collateral sufficient to provide AGM, AGC and MAC with the same reinsurance credit as reinsurers rated AA-. AGM, AGC and MAC are obligated to pay the reinsurers their share of recoveries relating to losses during the coverage period in the covered portfolio. AGC, AGM and MAC paid approximately $9 million of premiums in 2016 for the term January 1, 2016 through December 31, 2016 and deposited approximately $9 million of securities into trust accounts for the benefit of the reinsurers to be used to pay the premium for January 1, 2017 through December 31, 2017. The main differences between the new facility and the prior facility that terminated on December 31, 2015 are the reinsurance attachment point ($1.25 billion versus $1.5 billion), the total reinsurance coverage ($360 million part of $400 million versus $450 million part of $500 million) and the annual premium ($9 million versus $19 million).
Importance of Financial Strength Ratings

Low financial strength ratings or uncertainty over the Company's ability to maintain its financial strength ratings would have a negative impact on issuers' and investors' perceptions of the value of the Company's insurance product. Therefore, the Company manages its business with the goal of achieving high financial strength ratings, preferably the highest that an agency will assign to a financial guarantor. However, the models used by rating agencies differ, presenting conflicting goals that may make it inefficient or impractical to reach the highest rating level. In addition, the models are not fully transparent, contain subjective factors and change frequently.

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

Despite the difficult rating agency process following the financial crisis, the Company has been able to maintain strong financial strength ratings. However, if a substantial downgrade of the financial strength ratings of the Company's insurance subsidiaries were to occur in the future, such downgrade would adversely affect its business and prospects and, consequently, its results of operations and financial condition. The Company believes that if the financial strength ratings of AGM, AGC and/or MAC were downgraded from their current levels, such downgrade could result in downward pressure on the premium that such insurance subsidiary would be able to charge for its insurance. Currently, AGM, AGC and MAC all have AA (Stable Outlook) financial strength ratings from S&P. Each of AGM and MAC also has a AA+ (Stable Outlook) financial strength rating from Kroll Bond Rating Agency ("KBRA"), while AGM and AGC have financial strength ratings in the single-A category from Moody's (A2 (Stable Outlook) and A3 (Negative Outlook), respectively). In addition, AGRO has been assigned a rating of A+ (Stable) from A.M. Best Company, Inc. ("Best"), which is Best's second highest rating. The Company periodically assesses the value of each rating assigned to each of its companies, and may as a result of such assessment request that a rating agency add or drop a rating from certain of its companies. For example, the KBRA ratings were first assigned to MAC in 2013 and to AGM in 2014 and the Best rating was first assigned to AGRO in 2015, while a Moody's rating was never requested for MAC and was dropped from AG Re and AGRO in 2015.

The Company believes that so long as AGM, AGC and/or MAC continue to have financial strength ratings in the double-A category from at least one of the legacy rating agencies (S&P or Moody’s), they are likely to be able to continue writing financial guaranty business with a credit quality similar to that historically written. However, if neither legacy rating agency maintained financial strength ratings of AGM, AGC and/or MAC in the double-A category, or if either legacy rating agency were to downgrade AGM, AGC and/or MAC below the single-A level, it could be difficult for the Company to originate the current volume of new business with comparable credit characteristics. See the Risk Factor captioned "Risks Related to the Company's Financial Strength and Financial Enhancement Ratings" in "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information about the Company's ratings.

Investments

Investment income from the Company's investment portfolio is one of the primary sources of cash flow supporting its operations and claim payments. The Company's total investment portfolio was $11.2 billion and $11.4 billion as of December 31, 2015 and 2014, respectively, and generated net investment income of $423 million, $403 million and $393 million in 2015, 2014 and 2013, respectively.

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

Approximately 85% of the Company's investment portfolio is externally managed by its investment managers: BlackRock Financial Management, Inc., Goldman Sachs Asset Management, L.P., General Re-New England Asset Management, Inc. and Wellington Management Company, LLP. The performance of the Company's invested assets is subject to the ability of the investment managers to select and manage appropriate investments. The Company's investment managers have discretionary authority over the Company's investment portfolio within the limits of the Company's investment guidelines approved by the Company's Board of Directors. The Company's portfolio is allocated approximately equally among the four investment managers and each manager is compensated based upon a fixed percentage of the market value of the portion of the portfolio being managed by such manager. During the years ended December 31, 2015, 2014 and 2013, the Company recorded investment management fee expenses of $10 million, $9 million, and $8 million, respectively.

The Company internally managed 15% of the investment portfolio, either in connection with its loss mitigation or risk management strategy, or because the Company believes a particular security or asset presents an attractive investment opportunity.
The largest component of the Company’s internally managed portfolio consists of obligations that the Company purchases in connection with its loss mitigation or risk management strategy for its insured exposure. Purchasing such obligations enables the Company to exercise rights available to holders of the obligations. The Company also holds other invested assets that were obtained or purchased as part of negotiated settlements with insured counterparties or under the terms of its financial guaranties. The Company held approximately $1,440 million and $881 million of securities based on their fair value, after elimination of the benefit of any insurance provided by the Company, that were obtained for loss mitigation or risk management purposes in its internally managed investment accounts as of December 31, 2015 and December 31, 2014, respectively.
Competition

Assured Guaranty is the market leader in the financial guaranty industry. Assured Guaranty believes its financial strength, protection against defaults, credit selection policies, underwriting standards and surveillance procedures make it an attractive provider of financial guaranties.

Assured Guaranty's principal competition is in the form of obligations that issuers decide to issue on an uninsured basis. In the U.S. public finance market, when interest rates are low, investors may prefer greater yield over insurance protection, and issuers may find the cost savings from insurance less compelling. Over the last several years, interest rates generally have been lower than historical norms. In 2015, average daily benchmark AAA 30-year municipal interest rates as reflected by the MMD Index were approximately 35 basis points lower that their levels in 2014, a year in which rates were already low by historical standards.

Nevertheless, in the U.S. public finance market in 2015, usage of municipal bond insurance increased to approximately 6.7% of the par amount of new issues sold, compared with approximately 5.9% in 2014. The Company believes the increase in market penetration despite falling interest rates indicates greater demand for bond insurance based on investors’ heightened awareness of municipal issuers’ potential to come under financial stress (due to such high-profile cases as Detroit’s bankruptcy) and evidence that Assured Guaranty insured bonds held their market value better than comparable uninsured bonds in distressed situations.

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

Assured Guaranty is the only financial guaranty company active before the global financial crisis of 2008 that has maintained sufficient financial strength to write new business continuously since the crisis began. As a result of rating agency downgrades of the financial strength ratings of financial guaranty competitors active before the crisis, Assured Guaranty’s only significant financial guaranty competitor in 2015 was BAM, a mutual insurance company that commenced business in 2012.

Based on industry statistics, the Company estimates that, of the new U.S. public finance bonds sold with insurance in 2015, the Company insured approximately 60% of the par, while BAM insured approximately 38%. BAM is effective in competing with the Company for small to medium sized U.S. public finance transactions in certain sectors, and its pricing and underwriting strategies may have a negative impact on the amount of premium the Company is able to charge for its insurance for such transactions. However, the Company believes it has competitive advantages over BAM due to: AGM's and MAC's larger capital base; AGM's ability to insure larger transactions and issuances in more diverse U.S. bond sectors; and AGM's and MAC's strong financial strength ratings from multiple rating agencies (in the case of AGM, AA+ from KBRA, AA from S&P and A2 from Moody's, and in the case of MAC, AA+ from KBRA and AA from S&P, compared with BAM's AA solely from S&P). Additionally, as a public company with access to both the equity and debt capital markets, Assured Guaranty may have greater flexibility to raise capital, if needed.

Another potentially significant competitor to the Company on U.S. public finance transactions is National, which the Company estimates insured approximately 2% of the par of public finance bonds sold with insurance in 2015. In 2009, MBIA, one of the legacy insurers that is not writing new business, transferred its U.S. public finance exposures to its affiliate National. The transfer was challenged in litigation that was not settled until May 2013. Subsequently, S&P has raised National’s financial strength rating from BBB to AA-, noting that S&P no longer viewed MBIA’s rating as a limitation on National’s rating, and Moody’s has upgraded National's financial strength rating from Baa2 to A3.

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

•	AGC is a Maryland domiciled insurance company licensed to write financial guaranty insurance and reinsurance in 50 U.S. states, the District of Columbia and Puerto Rico.
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

The New York State Department of Financial Services (the "NYDFS"), the regulatory authority of the domiciliary jurisdiction of AGM and MAC, conducts a periodic examination of insurance companies domiciled in New York, usually at five-year intervals. In 2012, the NYDFS commenced examinations of AGM, MAC, Assured Guaranty Municipal Insurance Company and AG Mortgage in order for its examinations of these companies to coincide with the Maryland Insurance Administration (the "MIA's") examination of AGC. In 2013, the NYDFS completed its examinations and issued Reports on Examination of AGM for the four-year period ending December 31, 2011 and MAC for the period September 26, 2008 through June 30, 2012. The reports did not note any significant regulatory issues concerning those companies.

The MIA, the regulatory authority of the domiciliary jurisdiction of AGC, conducts a periodic examination of insurance companies domiciled in Maryland every five years. In 2013, the MIA issued an Examination Report with respect to AGC for the five year period ending December 31, 2011; no significant regulatory issues were noted in such report.

State Dividend Limitations

New York.    One of the primary sources of cash for the payment of debt service and dividends by the Company is the receipt of dividends from AGM. Under the New York Insurance Law, AGM may only pay dividends out of "earned surplus," which is the portion of the company's surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to shareholders as dividends or transferred to stated capital or capital surplus, or applied to other purposes permitted by law, but does not include unrealized appreciation of assets. AGM may pay dividends without the prior approval of the New York Superintendent of Financial Services ("New York Superintendent") that, together with all dividends declared or distributed by it during the preceding 12 months, does not exceed the lesser of 10% of its policyholders' surplus (as of its last annual or quarterly statement filed with the New York Superintendent) or 100% of its adjusted net investment income during that period. The maximum amount available during 2016 for AGM to pay dividends to its parent AGMH without regulatory approval is estimated to be approximately $244 million, of which approximately $95 million is available for distribution in the first quarter of 2016. AGM paid dividends of $215 million, $160 million and $163 million during 2015, 2014 and 2013, respectively, to AGMH.

Maryland.    Another primary source of cash for the payment of debt service and dividends by the Company is the receipt of dividends from AGC. Under Maryland's insurance law, AGC may, with prior notice to the MIA, pay an ordinary dividend that, together with all dividends paid in the prior 12 months, does not exceed the lesser of 10% of its policyholders' surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. The maximum amount available during 2016 for AGC to pay ordinary dividends to its parent AGUS will be approximately $79 million, of which approximately $9 million is available for distribution in the first quarter of 2016. A dividend or distribution to a stockholder in excess of this limitation would constitute an "extraordinary dividend," which must be paid out of "earned surplus" and reported to, and approved by, the MIA prior to payment. "Earned surplus" is that portion of the company's surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to shareholders as dividends or transferred to stated capital or capital surplus, or applied to other purposes permitted by law, but does not include unrealized capital gains and appreciation of assets. Currently, AGC does not have any earned surplus and therefore the Company expects AGC only to pay ordinary dividends in 2016. AGC may not pay any dividend or make any distribution, including ordinary dividends, unless it notifies the MIA of the proposed payment within five business days following declaration and at least ten days before payment. The MIA may declare that such dividend not be paid if it finds that AGC's policyholders' surplus would be inadequate after payment of the dividend or the dividend could lead AGC to a hazardous financial condition. AGC paid dividends of $90 million, $69 million and $67 million during 2015, 2014 and 2013, respectively, to AGUS.

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

From time to time, AGM and AGC have obtained the approval of their regulators to release contingency reserves based on losses or because the accumulated reserve is deemed excessive in relation to the insurer's outstanding insured obligations. In 2015, on the latter basis, AGM obtained the NYDFS's approval for a contingency reserve release of approximately $253 million and AGC obtained the MIA's approval for a contingency reserve release of approximately $134 million. In addition, MAC also released approximately $56 million of contingency reserves, which consisted of the assumed contingency reserves maintained by MAC, as reinsurer of AGM, in respect of the same obligations that were the subject of AGM's $253 million release.

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

On July 15, 2013, AGM and its wholly-owned subsidiary AGE (together, the "AGM Group") and AGC, were notified that the NYDFS and MIA do not object to the AGM Group and AGC, respectively, reassuming all of the outstanding contingency reserves that the AGM Group and AGC had ceded to AG Re and electing to cease ceding future contingency reserves to AG Re. The insurance regulators permitted the AGM Group and AGC to reassume the contingency reserves in increments over three years. In the third quarter of 2015, the AGM Group and AGC each reassumed their respective final installments and as of December 31, 2015, the AGM Group and AGC had collectively reassumed an aggregate of approximately $522 million.

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

The New York Insurance Law and the Code of Maryland Regulations also establish aggregate risk limits on the basis of aggregate net liability insured as compared with statutory capital. "Aggregate net liability" is defined as outstanding principal and interest of guaranteed obligations insured, net of qualifying reinsurance and collateral. Under these limits, policyholders' surplus and contingency reserves must not be less than the sum of various percentages of aggregate net liability for various categories of specified obligations. The percentage varies from 0.33% for certain municipal obligations to 4% for certain non-investment-grade obligations. As of December 31, 2015, the aggregate net liability of each of AGM, MAC and AGC utilized approximately 27.0%, 30.3% and 16.1% of their respective policyholders' surplus and contingency reserves.

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

Investments

The Assured Guaranty U.S. Subsidiaries are subject to laws and regulations that require diversification of their investment portfolio and limit the amount of investments in certain asset categories, such as BIG fixed-maturity securities, equity real estate, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-qualifying investments. The Company believes that the investments made by the Assured Guaranty U.S. Subsidiaries complied with such regulations as of December 31, 2015. In addition, any investment must be approved by the insurance company's board of directors or a committee thereof that is responsible for supervising or making such investment.

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

U.S. Federal Regulation

The Company’s businesses are subject to direct and indirect regulation under U.S. federal law. In particular, the Company’s derivatives activities are directly and indirectly subject to a variety of regulatory requirements under the Dodd-Frank Act. Rules that have been adopted by the SEC could require certain of AGL's subsidiaries to register and be regulated as "major security-based swap participants" when those registration rules take effect. If such registration is required, these entities would likely be subject to regulatory capital requirements, margin requirements with respect to their transactions in “security-based swaps" and additional requirements relating to business conduct and risk management in connection with such transactions. While the SEC adopted final rules for registration of major security-based swap participants in August 2015, most of the substantive rules for these entities have not yet been adopted and it is therefore unclear what impact registration would have or when such requirements would become effective. The mandatory compliance date is not likely to occur before late 2016.

In addition, while AGL does not believe its subsidiaries are required to register with the Commodity Futures Trading Commission ("CFTC") as “major swap participants,” certain of AGL's subsidiaries may be indirectly subject to CFTC and other regulations with respect to “swaps” including interest rate swaps.  When rules relating to margin take effect in March 2017, AGL's subsidiary may be required to post margin on future transactions with a swap dealer counterparty, if any, or on certain amendments to legacy swap transactions with a swap dealer counterparty. These entities’ swaps must also be reported to central data repositories, and various documentation requirements also indirectly apply through their counterparties.

Bermuda

AG Re and AGRO are each an insurance company currently registered and licensed under the Insurance Act 1978 of Bermuda, amendments thereto and related regulations (collectively, the "Insurance Act"). AG Re is registered and licensed as a Class 3B insurer and AGRO is registered and licensed as a Class 3A insurer and a Class C long-term insurer.

Bermuda Insurance Regulation

The Insurance Act imposes on insurance companies solvency and liquidity standards; restrictions on the declaration and payment of dividends and distributions; restrictions on the reduction of statutory capital; restrictions on the winding up of long-term insurers; and auditing and reporting requirements; and the need to have a principal representative and a principal office (as understood under the Insurance Act) in Bermuda. The Insurance Act grants to the Bermuda Monetary Authority (the "Authority") the power to cancel insurance licenses, supervise, investigate and intervene in the affairs of insurance companies and in certain circumstances share information with foreign regulators. Class 3A and Class 3B insurers are authorized to carry on general insurance business (as understood under the Insurance Act), subject to conditions attached to the license and to compliance with minimum capital and surplus requirements, solvency margin, liquidity ratio and other requirements imposed by the Insurance Act. Class C long-term insurers are permitted to carry on long-term business (as understood under the Insurance Act) subject to conditions attached to the license and to similar compliance requirements and the requirement to maintain its long-term business fund (a segregated fund).

Each of AG Re and AGRO is required annually to file statutorily mandated financial statements and returns, audited by an auditor approved by the Authority (no approved auditor of an insurer may have an interest in that insurer, other than as an insured, and no officer, servant or agent of an insurer shall be eligible for appointment as an insurer's approved auditor), together with an annual loss reserve opinion of the Authority, approved loss reserve specialist, and in respect of AGRO, the required actuary's certificate with respect to the long-term business. AG Re is also required to file annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which must be available to the public. As a Class 3A insurer, AGRO has filed for an exemption from the Authority from making such filing for its December 31, 2015 year-end, but it will be subject to this requirement going forward.

In addition, AG Re is required to file a capital and solvency return that includes its Bermuda Solvency Capital Requirement ("BSCR") model (or an approved internal capital model in lieu thereof), a schedule of fixed income investments by rating categories, a schedule of net reserves for losses and loss expense provisions by line of business, a schedule of premiums written by line of business, a schedule of risk management, a schedule of fixed income securities, a schedule of commercial insurer's solvency self-assessment ("CISSA"), a schedule of catastrophe risk return, a schedule of loss triangles or reconciliation of net loss reserves and a schedule of eligible capital. AGRO is also required to file a capital and solvency return that includes, among other details, the company's Bermuda Solvency Capital Requirement - Small and Medium Entities ("BSCR-SME") model (or an approved internal capital model in lieu thereof), the CISSA and a schedule of eligible capital.

Further, each of AG Re and AGRO is subject to filing (within four months along with the capital and solvency return) a mandatory trial run of an economic balance sheet ("EBS") with their respective capital and solvency returns. The underlying premise of the EBS is that both assets and liabilities are valued using market or fair values. Included within the EBS is a requirement to produce a financial condition report, disclosing information relating to the view of each of AG Re’s and AGRO’s management regarding each respective entity’s business performance, governance, risk profile, solvency valuation, capital management and potential subsequent events of significance. For the 2016 year-end and onwards, the financial condition report must be published on the Company's website within 14 days of filing with the Authority.

Finally, AG Re is required to file with the Authority, on a quarterly basis, financial returns consisting of (i) quarterly unaudited financial statements for each financial quarter (which must minimally include a balance sheet and income statement and must also be recent and not reflect a financial position that exceeds two months), and (ii) a list and details of material intra‑group transactions and risk concentrations, which would also include, among other things, details surrounding reinsurance and retrocession arrangements and the ten largest exposures to counterparties and any other counterparty exposures exceeding 10% of the insurer’s statutory capital and surplus.

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

Notification of Material Changes

All registered insurers are required to give notice to the Authority of their intention to effect a material change within the meaning of the Insurance Act. For the purposes of the Insurance Act, the following changes are material: (i) the transfer or acquisition of insurance business being part of a scheme falling within, or any transaction relating to a scheme of arrangement under section 25 of the Insurance Act or section 99 of the Companies Act 1981 of Bermuda (the "Companies Act"), (ii) the amalgamation or merger with or acquisition of another firm, (iii)  engaging in unrelated business that is retail business, (iv) the acquisition of a controlling interest in an undertaking that is engaged in non-insurance business which offers services or products to non-affiliated persons, (v) outsourcing all or substantially all of the functions of actuarial, risk management, compliance and internal audit functions, (vi) outsourcing all or a material part of an insurer's underwriting activity, (vii) transferring other than by way of reinsurance all or substantially all of a line of business (viii) expanding into a material new line of business, (ix) the sale of an insurer, and (x) outsourcing an officer role (in this context meaning a chief executive or senior executive performing the roles of underwriting, actuarial, risk management, compliance, internal audit, finance or investment matters).

No registered insurer shall take any steps to give effect to the material changes listed in items (ii) to (viii) above unless it has first served notice on the Authority that it intends to effect such material change and, before the end of 30 days, either the Authority has notified such company in writing that it has no objection to such change or that period has lapsed without the Authority having issued a notice of objection. A person who fails to give the required notice or who effects a material change, or allows such material change to be effected, before the prescribed period has elapsed or after having received a notice of objection shall be guilty of an offence.

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

For each insurer subject to an enhanced capital requirement, there is a three-tiered capital system designed to assess the quality of capital resources that a company has available to meet its capital requirements. Under this system, all of an insurer's capital instruments will be classified as either basic or ancillary capital which in turn will be classified into one of three tiers based on their “loss absorbency” characteristics. Highest quality capital is classified as Tier 1 Capital; lesser quality capital is classified as either Tier 2 Capital or Tier 3 Capital. Under this regime, up to certain specified percentages of Tier 1, Tier 2 and Tier 3 Capital (determined by registration classification) may be used to support the company's minimum solvency margin, enhanced capital requirement and TCL.

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

(c)
each of AG Re and AGRO is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files (at least seven days before payments of such dividends) with the Authority an affidavit signed by at least 2 directors (one of whom must be a Bermuda resident director if any of the insurer's directors are resident in Bermuda) and the principal representative stating that it will continue to meet its solvency margin and minimum liquidity ratio. Where such an affidavit is filed, it shall be available for public inspection at the offices of the Authority; and

(d)
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

Based on the limitations above, in 2016 AG Re has the capacity to (i) make capital distributions in an aggregate amount up to $127 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to the limit of its outstanding statutory surplus, which is $174 million. Such dividend capacity may be further limited by the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements. As of December 31, 2015, AG Re had unencumbered assets of approximately $640 million. AG Re declared and paid dividends of $150 million, $82 million and $144 million during 2015, 2014 and 2013, respectively, to AGL. For more information concerning AG Re’s capacity to pay dividends and or other distributions, see Note 11, Insurance Company Regulatory Requirements, of the Financial Statements and Supplementary Data. The Company does not expect AGRO to declare or pay any dividends or other distributions at this time.

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

Insurance Code of Conduct

Each of AG Re and AGRO is subject to the Insurance Code of Conduct, which establishes duties, standards, procedures and sound business principles which must be complied with to ensure sound corporate governance, risk management and internal controls are implemented by all insurers registered under the Insurance Act. The Authority will assess an insurer's compliance with the Code in a proportionate manner relative to the nature, scale and complexity of its business. Failure to comply with the requirements under the Insurance Code of Conduct will be a factor taken into account by the Authority in determining whether an insurer is conducting its business in a sound and prudent manner as prescribed by the Insurance Act. Such failure to comply with the requirements of the Insurance Code of Conduct could result in the Authority exercising its powers of intervention and investigation and will be a factor in calculating the operational risk charge applicable in accordance with the insurer's BSCR model or approved internal model.

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

Under Bermuda law, "exempted" companies are companies formed for the purpose of conducting business outside Bermuda from a principal place of business in Bermuda. As an "exempted" company, AGL (as well as each of AG Re and AGRO) may not, without the express authorization of the Bermuda legislature or under a license or consent granted by the Minister of Finance (the "Minister"), participate in certain business and other transactions, including: (1) the acquisition or holding of land in Bermuda (except that held by way of lease or tenancy agreement which is required for its business and held for a term not exceeding 50 years, or which is used to provide accommodation or recreational facilities for its officers and employees and held with the consent of the Minister, for a term not exceeding 21 years), (2) the taking of mortgages on land in Bermuda to secure a principal amount in excess of $50,000 unless the Minister consents to a higher amount, and (3) the carrying on of business of any kind or type for which it is not duly licensed in Bermuda, except in certain limited circumstances, such as doing business with another exempted undertaking in furtherance of AGL's business carried on outside Bermuda.

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

United Kingdom

This section concerns AGE and its affiliates, Assured Guaranty (UK) Ltd. ("AGUK") and Assured Guaranty Finance Overseas Ltd (“AGFOL”), each of which is regulated in the U.K., as well as Assured Guaranty Credit Protection Ltd. ("AGCPL"), which is an authorized representative of AGE. Both AGE and AGUK are regulated by the PRA as insurers, although the Company has elected to place AGUK into runoff.

General

Each of AGE, AGUK and AGFOL are subject to the U.K.'s Financial Services and Markets Act 2000 ("FSMA"), which covers financial services relating to deposits, insurance, investments and certain other financial products .
Under FSMA, effecting or carrying out contracts of insurance by way of business in the U.K. each constitutes a “regulated activity” requiring authorization by the appropriate regulator. An authorized insurance company must have permission for each class of insurance business it intends to write.
Insurance companies in the U.K. are authorized and regulated by the PRA and the Financial Conduct Authority ("FCA"). The PRA and the FCA were established on April 1, 2013 and are the main regulatory authorities responsible for financial regulation in the U.K. These two regulatory bodies cover the following areas:

•	the PRA, a part of the Bank of England, is responsible for prudential regulation of key systemically important firms (which includes insurance companies, among others), and

•	the FCA is responsible for the conduct of business regulation of all firms and the regulation of market conduct and the prudential regulation of all non-PRA firms.
While the two regulators coordinate and cooperate in some areas, they have separate and independent mandates and separate rule-making and enforcement powers. AGE and AGUK are regulated by both the PRA and the FCA.
The PRA carries out the prudential supervision of insurance companies through a variety of methods, including the collection of information from statistical returns, the review of accountants' reports and insurers' annual reports and disclosures, visits to insurance companies and regular formal interviews. The PRA takes a risk-based approach to the supervision of insurance companies.
The PRA's rules are intended to align capital requirements with the risk profile of each insurance company and to ensure adequate diversification of an insurer's or reinsurer's exposures to any credit risks of its reinsurers. Each of AGE and AGUK has calculated its minimum required capital according to the PRA's individual capital adequacy criteria and is in compliance.
The PRA applies threshold conditions, which insurers must meet, and against which the PRA assesses them on a continuous basis. At a high level, these conditions are that:

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
The PRA assesses, on an ongoing basis, whether insurers are acting in a manner consistent with safety and soundness and appropriate policyholder protection, and so whether they meet, and are likely to continue to meet, the threshold conditions. It weights its supervision towards those issues and those insurers that, in its judgment, pose the greatest risk to its objectives. It is forward-looking, assessing its objectives not just against current risks, but also against those that could plausibly arise further ahead and will rely significantly on judgments based on evidence and analysis. Its risk assessment framework looks at the potential impact of failure of the insurer, its risk context and mitigating factors. The Solvency II Directive (Directive 2009/138/EC) as amended by the Omnibus II Directive (2014/51/EU) (together, "Solvency II") (discussed below) has brought further changes to the supervisory framework for insurers. The Company has been in consultation with the PRA for several months on the implementation of Solvency II and believes that its current plans are consistent with Solvency II requirements. Future, ongoing consultation with the PRA is anticipated.
The regulatory regime in the U.K. must be consistent with relevant European Union (“EU”) legislation, which is either directly applicable in, or must be implemented into national law by, all EU member states. The key EU legislation that is relevant to AGE and AGUK is Solvency II, which provides the framework for a new solvency and supervisory regime for insurers in the EEA. The key EU legislation that is relevant to AGFOL is Markets in Financial Instruments Directive (“MiFID”), which harmonizes the regulatory regime for investment services and activities across the EEA.
Position of U.K. Regulated Entities within the AGL Group
AGE is authorized by the PRA to effect and carry out certain classes of general insurance, specifically: classes 14 (credit), 15 (suretyship) and 16 (miscellaneous financial loss) for eligible counterparties and professional clients only (i.e., not retail clients). This scope of permission is sufficient to enable AGE to effect and carry out financial guaranty insurance and reinsurance. The insurance and reinsurance businesses of AGE are subject to close supervision by the PRA. AGE also has permission to arrange and advise on transactions it guarantees, and to take deposits in the context of its insurance business.
Following the Company's decision in 2010 to place AGUK into run-off, the Company has been utilizing AGE as the entity from which to write business in the EEA. It was agreed between management and AGE's then regulator, the Financial Services Authority (now the PRA), that any new business written by AGE would be guaranteed using a co-insurance structure pursuant to which AGE would co-insure municipal and infrastructure transactions with AGM, and structured finance transactions with AGC. AGE must obtain the approval of the PRA before it can guarantee any new structured finance transaction. AGE's financial guaranty for each transaction covers a proportionate share (expected to be approximately 3 to 10%) of the total exposure, and AGM or AGC, as the case may be, guarantees the remaining exposure under the transaction (subject to compliance with EEA licensing requirements). AGM or AGC, as the case may be, will also provide a second-to-pay guaranty to cover AGE's financial guaranty.
AGE also is the principal of AGCPL. AGCPL is not PRA or FCA authorized, but is an appointed representative of AGE. This means AGCPL can carry on advising and arranging activities without a license, because AGE has regulatory responsibility for it.
AGCPL is subject to the requirements of Regulation (EU) No 648/2012 of the European Parliament and of the Council of July 4, 2012 on OTC derivatives, central counterparties and trade repositories ("EMIR") which, as a European regulation, is directly applicable in all the member states of the European Union. AGCPL is the only European entity within the AGL group which has entered into derivative contracts and as such it is the only entity in the group which is directly subject to EMIR. AGCPL has notified the European Securities and Markets Authority ("ESMA") and the FCA of its status under EMIR as a non-financial counterparty which has exceeded the clearing threshold (an “NFC+”) as described in Article 10 of EMIR. AGCPL is subject to certain requirements under EMIR with respect to its portfolio of derivative contracts including: (i) the requirement to centrally clear standardized OTC derivatives (although AGCPL does not currently enter into such derivatives, and so this requirement is not currently relevant) (ii) an obligation to employ certain risk mitigation techniques relating to derivatives that cannot be centrally cleared; and (iii) a requirement to report derivative transactions to a trade depository.  The Company is aware that circumstances exist in which EMIR may apply directly to non-European entities when transacting derivatives, but has determined that these circumstances do not apply to the non-European entities in AGL’s group.
AGFOL, a subsidiary of AGL, is authorized by the FCA to carry out designated investment business activities in that it may “advise on investments (except on pension transfers and pension opt outs)” relating to most investment instruments. In addition, it may arrange or bring about transactions in investments and make “arrangements with a view to transactions in investments.” In all cases, it may deal only with clients who are eligible counterparties or professional customers (i.e., not retail clients), or, when arranging in relation to insurance contracts, commercial customers. AGFOL is not authorized as an insurer and does not itself take risk in the transactions it arranges or places, and may not hold funds on behalf of its customers. AGFOL's permissions also allow it to introduce business to AGC and AGM, so that AGFOL can arrange financial guaranties underwritten by AGC and AGM.
AGFOL’s MiFID activities are limited to receiving and transmitting orders and giving investment advice and it cannot hold client money. Accordingly, although it is subject to MiFID, AGFOL is exempt from the Capital Requirements Directive and Capital Requirements Regulations (CRD III and CRD IV), which are the EU regulations on capital for certain MiFID firms.
Solvency II and Solvency Requirements
Solvency II came into force for insurers within its remit on January 1, 2016. In the U.K., Solvency II has been transposed into national law through changes to existing provisions in the FCA and the PRA’s respective handbooks and rulebook and through amendments to primary legislation. Among other things, Solvency II introduces a revised risk-based prudential regime which includes the following "Pillar 1" regulatory capital rules:

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
In addition to new regulatory capital rules, Solvency II also contains a number of “Pillar 2” qualitative requirements, obliging firms to develop and embed systems to identify, measure and proactively manage the risks they are, or may be, exposed to. Among other things, firms must:

•	have in place an effective system of governance that provides for the sound and prudent management of its business;

•	establish effective risk-management systems; and

•
take a comprehensive approach to considering their risks through an Own Risk and Solvency Assessment (“ORSA”) as proportionate to the nature, scale and complexity of the risks inherent in their business.

“Pillar 3” reporting and disclosure requirements also exist, including a requirement to publish a public Solvency and Financial Condition Report (“SFCR”) and a private Regular Supervisory Report (“RSR”). For more information on reporting requirements and the ORSA, see “Reporting Requirements” below.
Solvency II contains a new regime for the supervision of groups, including groups in which the parent undertaking has its head office in a country which is outside the EEA. The treatment of such groups in part depends on whether the jurisdiction in which the non-EEA parent has its head office is determined to have a supervisory regime which is equivalent to the Solvency II regime. In the absence of such a determination, the Solvency II rules on supervision apply to the group on a worldwide basis, unless the PRA elects to apply “other methods” which ensure appropriate supervision. Both AGE and AGUK are subsidiaries of U.S. parent companies. As the U.S. has not been determined to be equivalent for the purposes of group supervision, if the PRA were not to elect to apply “other methods”, AGE and AGUK would therefore be required to perform and submit to the PRA a group capital adequacy return in respect of their ultimate insurance parent and that calculation would have to show a positive result.
However, the PRA has issued a Direction to AGE and AGUK which confirms the “other methods” that the PRA will apply to ensure appropriate supervision. These include, among other things, requirements for AGE and AGUK to notify the PRA in advance of any material changes in their intra-group arrangements and any payments of dividends or capital extractions to a group undertaking outside the EEA. AGE and AGUK must also provide the PRA with certain other information, such as internal and external solvency, capital adequacy and risk assessment reports. The Direction applies from January 1, 2016 until January 1, 2019, unless it is revoked earlier or no longer applicable.

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
Reporting Requirements
U.K. insurance companies must prepare their financial statements under the Companies Act 2006, which requires the filing with Companies House of audited financial statements and related reports. In addition, as from January 1, 2016, the reporting requirements for UK insurance companies were modified by Solvency II. AGE and AGUK are required to produce certain key reports including an annual SFCR, RSR and an ORSA, the latter as part of the so-called “Pillar 2” individual capital assessment requirements. Although the SFCR will take the place of a number of existing regulatory returns, Solvency II is likely to result in an overall increase in the quantity and quality of disclosures that firms make.
The PRA will review each firm’s ORSA and then consider whether in its view the firm needs to hold capital in excess of its Pillar 1 capital (see “Solvency II and Solvency Requirements” above) and, if so, will impose a “capital add-on”. The prescribed information to be contained in the ORSA, as well as the frequency with which the assessment must be carried out, is subject to guidance issued by the European Insurance and Occupational Pensions Authority (“EIOPA”) in September 2015 and a supervisory statement issued by the PRA in October 2015. The PRA has advised AGE and AGUK that it is not imposing a capital add-on for those companies at this time. The PRA may determine to impose a capital add-on in relation to AGE and AGUK in the future.
Supervision of Management
Individuals who perform one or more “controlled functions” such as significant influence functions or the customer function within authorized firms must be approved by PRA or FCA (as appropriate) to carry out that function. The management of insurance companies falls within the scope of significant influence functions, which require approval from the PRA. Individuals performing these functions are “Approved Persons” for the purpose of Part V of FSMA and staff performing these specified “controlled functions” within an authorized firm must be approved by the PRA. The PRA is in the process of implementing a new "Senior Insurance Managers Regime", part of which was driven by high level requirements on governance and fitness and propriety of certain individuals contained in Solvency II. The new regime may result in further or different individuals requiring authorization from the regulators.
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
The PRA also has the power to prosecute criminal offenses arising under FSMA. The FCA has the power to prosecute offenses under FSMA and to prosecute insider dealing under Part V of the Criminal Justice Act of 1993, and breaches by authorized firms of money laundering and terrorist financing regulations.

“Passporting”
EU directives allow AGFOL, AGUK and AGE to conduct business in EU states other than the U.K. where they are authorized by the PRA or FCA under a single market directive. This right extends to the EEA. A firm taking advantage of a right under a single market directive to conduct business in another EEA state can rely on its "home state" authorization. This ability to operate in other jurisdictions of the EEA on the basis of home state authorization and supervision is sometimes referred to as “passporting.” Each of AGFOL, AGUK and AGE is passported to conduct business in EEA states other than the U.K. Passporting is not applicable to firms not authorized in the EEA, such as AGM and AGC. Accordingly, the co-insurance model described above cannot be “passported” throughout the EEA. Instead, it is a question of local law in each EEA member state as to whether AGM's or AGC’s participation in a co-insurance structure, protecting insureds or risks located in that jurisdiction, would amount to the conduct of insurance business in that jurisdiction.
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
Material Contracts

AGE’s New York affiliate, AGM, currently provides support to AGE, through a quota share and excess of loss reinsurance agreement (the “Reinsurance Agreement”) and a net worth maintenance agreement (the "Net Worth Agreement"). Such agreements replace and supersede the second amended and restated quota share and stop loss reinsurance agreement and the second amended and restated net worth maintenance agreement, respectively, previously in place between the parties. For transactions closed prior to 2011, AGE typically guaranteed all of the guaranteed obligations directly and AGM reinsured under the quota share cover of the Reinsurance Agreement approximately 92% of AGE's retention after cessions to other reinsurers. In 2011, AGE and AGM implemented a co-guarantee structure pursuant to which (i) AGE directly guarantees a portion of the guaranteed obligations in an amount equal to what would have been AGE's pro rata retention percentage under the quota share cover, (ii) AGM directly guarantees the balance of the guaranteed obligations, and (iii) AGM also provides a second-to-pay guarantee for AGE's portion of the guaranteed obligations. AGM's ability to provide such direct guaranties outside of the U.K. is uncertain. See "Passporting" above.

Under the excess of loss cover of the Reinsurance Agreement, AGM pays AGE quarterly the amount by which (i) the sum of (a) AGE’s incurred losses calculated in accordance with UK GAAP as reported by AGE in its financial returns filed with the PRA and (b) AGE’s paid losses and loss adjustment expenses, in both cases net of all other performing reinsurance, including the reinsurance provided by the Company under the quota share cover of the Reinsurance Agreement, exceeds (ii) an amount equal to (a) AGE’s capital resources under U.K. law minus (b) the greatest of the amounts as may be required by the PRA as a condition for AGE to maintain its authorization to carry on a financial guarantee business in the U.K. The Reinsurance Agreement permits AGE to terminate the Reinsurance Agreement upon the following events: a downgrade of AGM’s ratings by Moody’s below Aa3 or by S&P below AA- if AGM fails to restore its rating(s) to the required level within a prescribed period of time; AGM's insolvency; failure by AGM to maintain the minimum capital required by its domiciliary jurisdiction; or AGM filing a petition in bankruptcy, going into liquidation or rehabilitation or having a receiver appointed.

The quota share and excess loss covers each exclude transactions guaranteed by AGE on or after July 1, 2009 that are not municipal, utility, project finance or infrastructure risks or similar types of risks.

The Reinsurance Agreement also contemplates the establishment of collateral by AGM to support AGM’s reinsurance obligations to AGE.  In December 2014, to satisfy the PRA’s collateral requirements, AGM and AGE entered into a trust agreement pursuant to which AGM established and deposited assets into a reinsurance trust account for the benefit of AGE. AGM’s collateral requirement was measured during 2015, as of the end of each calendar quarter, by (i) using the PRA’s FG Benchmark Model to calculate at the 99.5% confidence interval the losses expected to be borne collectively by AGE’s three affiliated reinsurers, AGM, AG Re and AGRO; (ii) deducting from such calculation AGE’s capital resources under such model;

and (iii) requiring AGM, AG Re and AGRO collectively to maintain collateral equal to fifty percent (50%) of such difference, i.e., the excess of AGM’s, AG Re’s and AGRO’s assumed modeled losses over AGE’s capital resources.  As of January 1, 2016, the FG Benchmark Model is no longer applicable and the PRA has agreed to allow AGM’s collateral requirement to be determined using AGE’s internal capital requirement model under the same formula described above. This change in the calculation of AGM's required collateral must be reflected in an amendment to the Reinsurance Agreement; such an amendment to a transaction between affiliates requires the approval of the NYDFS under the New York Insurance Law.

Pursuant to the current Net Worth Agreement, AGM is obligated to cause AGE to maintain capital resources equal to 110% of the greatest of the amounts as may be required by the PRA as a condition for AGE to maintain its authorization to carry on a financial guarantee business in the U.K., provided that AGM's contributions (a) do not exceed 35% of AGM's policyholders' surplus on an accumulated basis as determined by the laws of the State of New York, and (b) are in compliance with Section 1505 of the New York Insurance Law. AGM has never been required to make any contributions to AGE's capital under the current Net Worth Agreement or the prior net worth maintenance agreement. Subject to the approval of the NYDFS, AGE and AGM will amend the Net Worth Agreement to provide for use of the internal capital requirement model.

AGUK’s parent company, AGC, currently provides support to AGUK through an amended and restated quota share reinsurance agreement (the “Quota Share Agreement”), an amended and restated excess of loss reinsurance agreement (the “XOL Agreement”), and an amended and restated net worth maintenance agreement (the "AGUK Net Worth Agreement"). Pursuant to the Quota Share Agreement, AGUK cedes 90% of its financial guaranty insurance and reinsurance exposure to AGC. Pursuant to the XOL Agreement, AGC indemnifies AGUK for 100% of losses (net of the quota share reinsurance agreement discussed above) incurred by AGUK in excess of an amount equal to (a) AGUK’s capital resources less (b) 110% of the greatest of the amounts as may be required by the PRA as a condition for AGUK maintaining its authorization to carry on a financial guarantee business in the U.K. Pursuant to the AGUK Net Worth Agreement, if AGUK's net worth falls below 110% of the minimum level of capital required by the PRA, AGC must invest additional funds in order to bring the capital of AGUK back into compliance with the required amount.

AGC and AGUK recently reached an agreement with the PRA that, in order for AGC to secure its outstanding reinsurance of AGUK under the Quota Share Agreement and XOL Agreement, AGC shall post as collateral its share of AGUK-guaranteed triple-X insurance bonds that have been purchased by AGC for loss mitigation and an additional amount to be determined by (i) using AGUK’s internal capital requirement model to calculate at the 99.5% confidence interval the losses expected to be borne by AGC for the exposures it has assumed from AGUK that do not have loss reserves (“non-reserve exposures”); (ii) adding the amount of loss reserves ceded by AGUK to AGC under UK GAAP; (iii) subtracting from such sum AGUK’s capital resources under its internal capital requirement model (the result of clauses (i) through (iii) being referred to as the “resulting amount”); and then (iv) reducing the resulting amount by 50% of the portion of the resulting amount that was contributed by the non-reserve exposures. AGC and AGUK intend to enter into a trust agreement pursuant to which AGC will establish a reinsurance trust account for the benefit of AGUK and will deposit therein on a quarterly basis sufficient assets to satisfy the above-described collateral requirement recently agreed with the PRA. The new collateral requirement must be reflected in amendments to the Quota Share Agreement and XOL Agreement; such amendments to transactions between affiliates require the approval of the MIA under the Maryland insurance law.
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

United Kingdom

In November 2013, AGL became tax resident in the U.K. AGL remains a Bermuda-based company and its administrative and head office functions continue to be carried on in Bermuda. The AGL common shares have not changed and continue to be listed on the New York Stock Exchange ("NYSE").

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

As a U.K. tax resident, AGL is required to file a corporation tax return with Her Majesty’s Revenue & Customs (“HMRC”). AGL will be subject to U.K. corporation tax in respect of its worldwide profits (both income and capital gains), subject to any applicable exemptions. The main rate of corporation tax is currently 20%. It will be further reduced to 19% with effect from April 1, 2017 and 18% with effect from April 1, 2020. AGL has also registered in the U.K. to report its value added tax (“VAT”) liability. The current rate of VAT is 20%.

The dividends AGL receives from its direct subsidiaries should be exempt from U.K. corporation tax due to the exemption in section 931D of the U.K. Corporation Tax Act 2009. In addition, any dividends paid by AGL to its shareholders should not be subject to any withholding tax in the U.K. The non-U.K. resident subsidiaries intend to operate in such a manner that their profits are outside the scope of the charge under the "controlled foreign companies" ("CFC regime"). Accordingly, Assured Guaranty does not expect any profits of non-U.K. resident members of the group to be attributed to AGL and taxed in the U.K. under the CFC regime and has obtained clearance from HMRC confirming this on the basis of current facts and intentions.

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

The following summary sets forth the material U.S. federal income tax considerations related to the purchase, ownership and disposition of AGL's shares. Unless otherwise stated, this summary deals only with holders that are U.S. Persons (as defined below) who purchase their shares and who hold their shares as capital assets within the meaning of section 1221 of the Code. The following discussion is only a discussion of the material U.S. federal income tax matters as described herein and does not purport to address all of the U.S. federal income tax consequences that may be relevant to a particular shareholder in light of such shareholder's specific circumstances. For example, special rules apply to certain shareholders, such as partnerships, insurance companies, regulated investment companies, real estate investment trusts, dealers or traders in securities, tax exempt organizations, expatriates, persons that do not hold their securities in the U.S. dollar, persons who are considered with respect to AGL or any of its foreign subsidiaries as "United States shareholders" for purposes of the controlled foreign corporation ("CFC") rules of the Code (generally, a U.S. Person, as defined below, who owns or is deemed to own 10% or more of the total combined voting power of all classes of AGL or the stock of any of AGL's foreign subsidiaries entitled to vote (i.e., 10% U.S. Shareholders)), or persons who hold the common shares as part of a hedging or conversion transaction or as part of a short-sale or straddle. Any such shareholder should consult their tax advisor.

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

U.S. Persons holding our shares should consider their possible obligation to file FINCEN Form 114, Foreign Bank and Financial Accounts Report, with respect to their shares. Additionally, such U.S. and non-U.S. persons should consider their possible obligations to annually report certain information with respect to us with their U.S. federal income tax returns. Shareholders should consult their tax advisors with respect to these or any other reporting requirement which may apply with respect to their ownership of our shares.

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

The insurance income exception is intended to ensure that income derived by a bona fide insurance company is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. The Company expects, for purposes of the PFIC rules, that each of AGL's insurance subsidiaries will be predominantly engaged in an insurance business and is unlikely to have financial reserves in excess of the reasonable needs of its insurance business in each year of operations. Accordingly, none of the income or assets of AGL's insurance subsidiaries should be treated as passive. Additionally, the Company expects that in each year of operations the passive income and assets of AGL's non-insurance subsidiaries will not exceed the 75% test or 50% test amounts in each year of operations with respect to the overall income and assets of AGL and its subsidiaries. Under the look-through rule AGL should be deemed to own its proportionate share of the assets and to have received its proportionate share of the income of its direct and indirect subsidiaries for purposes of the 75% test and the 50% test. As a result, the Company believes that AGL was not and should not be treated as a PFIC. The Company cannot be certain that the IRS will not successfully challenge this position, however, as there are currently no final or temporary regulations regarding the application of the PFIC provisions to an insurance company. The IRS recently issued proposed regulations intended to clarify the application of the PFIC provisions to an insurance company. These proposed regulations provide that a non-U.S. insurance company may only qualify for an exception to the PFIC rules if, among other things, the non-U.S. insurance company’s officers and employees perform its substantial managerial and operational activities.  This proposed regulation will not be effective until adopted in final form.  In addition, Senator Wyden recently introduced the “Offshore Reinsurance Tax Fairness Act” that, if enacted, would characterize a non-U.S. insurance company with insurance liabilities of 25% or less of such company’s assets as a PFIC unless it can qualify for a temporary exception which would require its insurance liabilities to equal or exceed 10% of its assets and the satisfaction of a facts and circumstances test. Because of the legal uncertainties relating to how the proposed regulations will be interpreted and the form in which such regulations or any legislative proposal may be finalized, the Company cannot predict what impact, if any, such guidance or legislation would have on an investor that is subject to US federal income tax. Prospective investors should consult their tax advisor as to the effects of the PFIC rules.

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

Additionally, tax laws and interpretations regarding whether a company is engaged in a U.S. trade or business or whether a company is a CFC or a PFIC or has RPII are subject to change, possibly on a retroactive basis. There are currently only recently proposed regulations regarding the application of the PFIC rules to an insurance company. Additionally, the regulations regarding RPII have been in proposed form since 1991. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming. The Company cannot be certain if, when or in what form such regulations or pronouncements may be provided and whether such guidance will have a retroactive effect.

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

Stamp Taxes. On the basis that AGL does not currently intend to maintain a share register in the U.K., there should be no U.K. stamp duty reserve tax on a purchase of common shares in AGL. A conveyance or transfer on sale of common shares in AGL will not be subject to U.K. stamp duty, provided that the instrument of transfer is not executed in the U.K. and does not relate to any property situate, or any matter or thing done, or to be done, in the U.K.

Description of Share Capital

The following summary of AGL's share capital is qualified in its entirety by the provisions of Bermuda law, AGL's memorandum of association and its Bye-Laws, copies of which are incorporated by reference as exhibits to this Annual Report on Form 10-K.

AGL's authorized share capital of $5,000,000 is divided into 500,000,000 shares, par value U.S. $0.01 per share, of which 135,863,776 common shares were issued and outstanding as of February 23, 2016. Except as described below, AGL's common shares have no pre-emptive rights or other rights to subscribe for additional common shares, no rights of redemption, conversion or exchange and no sinking fund rights. In the event of liquidation, dissolution or winding-up, the holders of AGL's common shares are entitled to share equally, in proportion to the number of common shares held by such holder, in AGL's assets, if any remain after the payment of all AGL's debts and liabilities and the liquidation preference of any outstanding preferred shares. Under certain circumstances, AGL has the right to purchase all or a portion of the shares held by a shareholder. See "—Acquisition of Common Shares by AGL" below.

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

Employees

As of December 31, 2015, the Company had approximately 300 employees. None of the Company's employees are subject to collective bargaining agreements. The Company believes that employee relations are satisfactory.

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

The Company had exposure of approximately $2.9 billion to infrastructure transactions with refinancing risk as of December 31, 2015. These transactions generally involve long-term infrastructure projects that were financed at least in part by bonds that mature well before the expiration of the project concession and which were originally expected to be refinanced. The Company generally expects the cash flows from these projects to be sufficient to repay all of the bonds over the life of the project concession, but if, due to market conditions, the issuer is unable to refinance insured bonds maturing well before the expiration of the project concession, the Company may have to pay a claim at that time and then recover from cash flows produced by the project in the future. However, the recovery of such amounts is uncertain and may take from 10 to 35 years, depending on the transaction and the performance of the underlying collateral. As of December 31, 2015, the Company estimated total claims for the two largest transactions with significant refinancing risk, assuming no refinancing, and based on certain performance assumptions, could be $1.9 billion on a gross basis; such claims would occur from 2017 through 2022. Of such $1.9 billion in estimated gross claims, an estimated $1.3 billion related to obligations of Skyway Concession Company LLC (“SCC”), which owned the concession for the Chicago Skyway toll road. In November 2015, a consortium of three Canadian pension plans announced that they had reached agreement, subject to regulatory approvals and customary closing conditions, to purchase SCC for $2.8 billion. The sale was completed on February 25, 2016 and the various SCC obligations insured by the Company were retired without a claim on the Company.

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

Certain sectors and large risks within the Company's insured portfolio have experienced credit deterioration in excess of the Company’s initial expectations, which has led or may lead to losses in excess of the Company’s initial expectations.  The Company's expected loss models take into account current and expected future trends, which contemplate the impact of current and probable developments in the performance of the credit.  These factors, which are integral elements of the Company's reserve estimation methodology, are updated on a quarterly basis based on current information.  Because such information changes, sometimes materially, from quarter to quarter, the Company’s projection of losses may also change materially.  Since the financial crisis, much of the development in the Company’s loss projections has been with respect to insured U.S. RMBS securities.  While the Company's net par outstanding of U.S. RMBS rated BIG under the Company's rating methodology as of December 31, 2015 and December 31, 2014 was still $4.0 billion and $5.6 billion, respectively, and may still be a source of loss development, the Company believes the performance of this portfolio has stabilized.  More recently, there has been credit deterioration with respect to certain insured Puerto Rico credits.  The Company had net par outstanding to general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating of $5.1 billion and $4.9 billion, respectively, as of December 31, 2015 and December 31, 2014, all of which was rated BIG under the Company’s rating methodology as of December 31, 2015. For a discussion of the Company's review of its Puerto Rico risks and RMBS transactions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Consolidated Results of Operations-Economic Loss Development."

Risks Related to the Company's Financial Strength and Financial Enhancement Ratings

A downgrade of the financial strength or financial enhancement ratings of any of the Company's insurance and reinsurance subsidiaries would adversely affect its business and prospects and, consequently, its results of operations and financial condition.

The financial strength and financial enhancement ratings assigned by S&P, Moody's, KBRA and Best to AGL's insurance and reinsurance subsidiaries represent the rating agencies' opinions of the insurer's financial strength and ability to meet ongoing obligations to policyholders and cedants in accordance with the terms of the financial guaranties it has issued or the reinsurance agreements it has executed. The ratings also reflect qualitative factors, such as the rating agencies' opinion of an insurer's business strategy and franchise value, the anticipated future demand for its product, the composition of its insured portfolio, and its capital adequacy, profitability and financial flexibility. Issuers, investors, underwriters, ceding companies and others consider the Company's financial strength or financial enhancement ratings an important factor when deciding whether or not to utilize a financial guaranty or purchase reinsurance from one of the insurance or reinsurance subsidiaries. A downgrade by a rating agency of the financial strength or financial enhancement ratings of one or more of AGL's subsidiaries could impair the Company's financial condition, results of operation, liquidity, business prospects or other aspects of the Company's business.

The ratings assigned by the rating agencies that publish financial strength or financial enhancement ratings on AGL's insurance subsidiaries are subject to frequent review and may be lowered by a rating agency as a result of a number of factors, including, but not limited to, the rating agency's revised stress loss estimates for the Company's insurance portfolio, adverse developments in the Company's or the subsidiary's financial conditions or results of operations due to underwriting or investment losses or other factors, changes in the rating agency's outlook for the financial guaranty industry or in the markets in which the Company operates, or a revision in the rating agency's capital model or ratings methodology. Their reviews can occur at any time and without notice to the Company and could result in a decision to downgrade, revise or withdraw the financial strength or financial enhancement ratings of AGL's insurance and reinsurance subsidiaries. For example, while all of the rating agencies that rate AGL subsidiaries with exposure to Puerto Rico have indicated that their evaluations of such AGL subsidiaries already take into account stress scenarios related to developments in Puerto Rico, actual developments in Puerto Rico beyond what a rating agency considered could cause that rating agency to review its ratings of such AGL subsidiaries.

Since 2008, each of S&P and Moody's has reviewed and downgraded the financial strength ratings of AGL's insurance and reinsurance subsidiaries, including AGC, AGM and AG Re. In addition, S&P and Moody's have from time to time changed the ratings outlook for certain of the Company's subsidiaries to "negative" from "stable" or have placed such ratings on watch for possible downgrade. Currently, AGM, AGC, MAC and AG Re all have AA (Stable Outlook) financial strength ratings from S&P, with the most recent change by S&P being an upgrade of AGC, AGM and AG Re from AA- (Stable Outlook) in November 2011.  Each of AGM and MAC also has a AA+ (Stable Outlook) financial strength rating from KBRA, while AGM and AGC have financial strength ratings in the single-A category from Moody's (A2 (Stable Outlook) and A3 (Negative Outlook), respectively), with the most recent ratings change by Moody's being a change in the outlook of AGC to Negative in February 2015. In addition, AGRO has been assigned a rating of A+ (Stable) from Best, which is Best's second highest rating. The Company periodically assesses the value of each rating assigned to each of its companies, and may as a result of such assessment request that a rating agency add or drop a rating from certain of its companies. For example, the KBRA ratings were first assigned to MAC in 2013 and to AGM in 2014 and the Best rating was first assigned to AGRO in 2015, while a Moody's rating was never requested for MAC and was dropped from AG Re and AGRO in 2015.

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

In addition, a downgrade may have a negative impact on the Company in respect of transactions that it has insured or reinsurance that it has assumed. For example, a downgrade of one of the Company's insurance subsidiaries may result in increased claims under financial guaranties such subsidiary has issued. Under variable rate demand obligations insured by AGM, further downgrades past rating levels specified in the transaction documents could result in the municipal obligor paying a higher rate of interest and in such obligations amortizing on a more accelerated basis than expected when the obligations originally were issued; if the municipal obligor is unable to make such interest or principal payments, AGM may receive a claim under its financial guaranty. Under interest rate swaps insured by AGM, further downgrades past specified rating levels could entitle the municipal obligor's swap counterparty to terminate the swap; if the municipal obligor owed a termination payment as a result and were unable to make such payment, AGM may receive a claim if its financial guaranty guaranteed such termination payment. For more information about increased claim payments the Company may potentially make, see "Ratings Impact on Financial Guaranty Business" in Note 6, Financial Guaranty Insurance, of the Financial Statements and Supplementary Data. In certain other transactions, beneficiaries of financial guaranties issued by the Company's insurance subsidiaries may have the right to cancel the credit protection offered by the Company, which would result in the loss of future premium earnings and the reversal of any fair value gains recorded by the Company. In addition, a downgrade of AG Re or AGC could result in certain ceding companies recapturing business that they had ceded to these reinsurers. See "The downgrade of the financial strength ratings of AG Re or of AGC gives certain reinsurance counterparties the right to recapture ceded business, which would lead to a reduction in the Company's unearned premium reserve and related earnings on such reserve" below.

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

If AGM's financial strength or financial enhancement ratings were downgraded, AGM-insured GICs issued by the former AGMH subsidiaries that conducted AGMH's Financial Products Business (the "Financial Products Companies") may come due or may come due absent the provision of collateral by the GIC issuers. The Company relies on agreements pursuant to which Dexia has agreed to guarantee or lend certain amounts, or to post liquid collateral, in regards to AGMH's former financial products business. See "Risks Related to the Company's Business—Acquisitions may subject the Company to non-monetary consequences."

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

Within the Company’s insured CDS portfolio, the transaction documentation for approximately $3.8 billion in CDS gross par insured as of December 31, 2015 requires AGC to post eligible collateral to secure its obligations to make payments under such contracts. Eligible collateral is generally cash or U.S. government or agency securities; eligible collateral other than cash is valued at a discount to the face amount.

•
For approximately $3.6 billion of such contracts, AGC has negotiated caps such that the posting requirement cannot exceed a certain fixed amount, regardless of the mark-to-market valuation of the exposure or the financial strength ratings of AGC. For such contracts, AGC need not post on a cash basis more than $575 million, although the value of the collateral posted may exceed such fixed amount depending on the advance rate agreed with the counterparty for the particular type of collateral posted.

•
For the remaining approximately $221 million of such contracts, AGC could be required from time to time to post additional collateral without such cap based on movements in the mark-to-market valuation of the underlying exposure.

As of December 31, 2015, the Company was posting approximately $305 million to secure its obligations under CDS, of which approximately $23 million related to the $221 million of notional described above, as to which the obligation to collateralize is not capped. In contrast, as of December 31, 2014, the Company was posting approximately $376 million to secure its obligations under CDS, of which approximately $25 million related to $242 million of notional as to which the obligation to collateralize was not capped. The obligation to post collateral could impair the Company's liquidity and results of operations.

The downgrade of the financial strength ratings of AG Re or of AGC gives certain reinsurance counterparties the right to recapture ceded business, which would lead to a reduction in the Company's unearned premium reserve and related earnings on such reserve.

The downgrade of the financial strength ratings of AG Re or of AGC gives certain reinsurance counterparties the right to recapture ceded business, which would lead to a reduction in the Company's unearned premium reserve and related earnings on such reserve. With respect to a significant portion of the Company's in-force financial guaranty assumed business, based on AG Re's and AGC's current ratings and subject to the terms of each reinsurance agreement, the third party ceding company may have the right to recapture assumed business ceded to AG Re and/or AGC, and in connection therewith, to receive payment from the assuming reinsurer of an amount equal to the reinsurer’s statutory unearned premium (net of ceding commissions) and statutory loss reserves (if any) associated with that business, plus, in certain cases, an additional ceding commission. As of December 31, 2015, if each third party company ceding business to AG Re and/or AGC had a right to recapture such business, and chose to exercise such right, the aggregate amounts that AG Re and AGC could be required to pay to all such companies would be approximately $55 million and $34 million, respectively.

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

Some of the state and local governments and entities that issue obligations the Company insures are experiencing significant budget deficits and pension funding and revenue shortfalls that could result in increased credit losses or impairments and capital charges on those obligations.

Some of the state and local governments that issue the obligations the Company insures have experienced significant budget deficits and pension funding and revenue collection shortfalls that required them to significantly raise taxes and/or cut spending in order to satisfy their obligations. While the U.S. government has provided some financial support and although overall state revenues have increased in recent years, significant budgetary pressures remain, especially at the local government level and in relation to retirement obligations. Certain local governments, including ones that have issued obligations insured by the Company, have sought protection from creditors under chapter 9 of the U.S. Bankruptcy Code as a means of restructuring their outstanding debt. In some recent instances where local governments were seeking to restructure their outstanding debt, and partially in response to concerns that materially reducing pension payments would lead to employee flight and, therefore, an inadequate level of local government services, pension and other obligations owed to workers were treated more favorably than senior bond debt owed to the capital markets. If the issuers of the obligations in the Company's public finance portfolio do not have sufficient funds to cover their expenses and are unable or unwilling to raise taxes, decrease spending or receive federal assistance, the Company may experience increased levels of losses or impairments on its public finance obligations, which could materially and adversely affect its business, financial condition and results of operations. If such issuers succeed in restructuring pension and other obligations owed to workers so that they are treated more favorably than obligations insured by the Company, such losses or impairments could be greater than the Company otherwise anticipated when the insurance was written.

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

The Company insures general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations. The Commonwealth faces a challenging economic environment and, in recent years, has experienced significant general fund budget deficits, which it had attempted to address by issuing debt. In June 2014, the Puerto Rico legislature passed the Puerto Rico Public Corporation Debt Enforcement and Recovery Act (the "Recovery Act") in order to provide a legislative framework for certain public corporations experiencing severe financial stress to restructure their debt. Investors filed suit in the United States District Court for the District of Puerto Rico challenging the Recovery Act. On February 6, 2015, the U.S. District Court for the District of Puerto Rico ruled the Recovery Act is preempted by the U.S. Bankruptcy Code and is therefore void. On July 6, 2015, the U.S. Court of Appeals for the First Circuit upheld that ruling, and on December 4, 2015, the U.S. Supreme Court granted petitions for writs of certiorari relating to that ruling. On June 28, 2015, Governor García Padilla of Puerto Rico (the "Governor") publicly stated that the Commonwealth’s public debt, considering the current level of economic activity, is unpayable and that a comprehensive debt restructuring may be necessary, and he has made similar statements since then. On January 1, 2016, Puerto Rico Infrastructure Finance Authority ("PRIFA") defaulted on payment of a portion of the interest due on its bonds on that date. For those PRIFA bonds the Company had insured, the Company paid approximately $451 thousand of claims for the interest payments on which PRIFA had defaulted. On November 30, 2015, and December 8, 2015, the Governor issued executive orders (“Clawback Orders”) directing the Puerto Rico Department of Treasury and the Puerto Rico Tourism Company to retain or transfer certain taxes and revenues pledged to secure the payment of bonds issued by certain authorities. On January 7, 2016, the Company sued various Puerto Rico governmental officials in the United State District Court, District of Puerto Rico asserting that this attempt to “claw back” pledged taxes and revenues is unconstitutional, and demanding declaratory and injunctive relief. There have been a number of other proposals, plans and legislative initiatives offered in Puerto Rico and in the United States aimed at addressing Puerto Rico’s fiscal issues. Among the responses proposed is a federal financial control board and access to bankruptcy courts or another restructuring mechanism. S&P, Moody’s and Fitch Ratings have lowered the credit rating of the Commonwealth’s bonds and on its public corporations several times over the past approximately two years, and the Commonwealth has disclosed its liquidity has been adversely affected by rating agency downgrades and by the limited market access for its debt, and also noted it has relied on short-term financings and interim loans from the Government Development Bank for Puerto Rico (“GDB”) and other private lenders, which reliance has constrained its liquidity and increased its near-term refinancing risk. The Company has an aggregate $5.1 billion net par exposure to the Commonwealth and various obligations of its related authorities and public corporations, and if the Company were required to make claim payments on such insured exposures, such payments could have a negative effect on the Company's liquidity and results of operations.

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

Persistently low interest rate levels and credit spreads could adversely affect demand for financial guaranty insurance as well as the Company's financial condition.

Demand for financial guaranty insurance generally fluctuates with changes in market credit spreads. Credit spreads, which are based on the difference between interest rates on high-quality or "risk free" securities versus those on lower-rated or uninsured securities, fluctuate due to a number of factors and are sensitive to the absolute level of interest rates, current credit experience and investors' risk appetite. Over the last several years, interest rates generally have been lower than historical norms. In 2015, average daily AAA benchmark 30-year municipal interest rates as reflected by the MMD Index were approximately 35 basis points lower that their levels in 2014, a year in which rates were already low by historical standards. When interest rates are low, or when the market is relatively less risk averse, the credit spread between high-quality or insured obligations versus lower- rated or uninsured obligations typically narrows. As a result, financial guaranty insurance typically provides lower interest cost savings to issuers than it would during periods of relatively wider credit spreads. When issuers are less likely to use financial guaranties on their new issues when credit spreads are narrow, this results in decreased demand or premiums obtainable for financial guaranty insurance, and a resulting reduction in the Company's results of operations. The continued persistence of low interest rate levels and credit spreads could continue to dampen demand for financial guaranty insurance.

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

The Company's operating results are affected, in part, by the performance of its investment portfolio which consists primarily of fixed-income securities and short-term investments. As of December 31, 2015, the fixed-maturity securities and short-term investments had a fair value of approximately $11.0 billion. Credit losses and changes in interest rates could have an adverse effect on its shareholders' equity and net income. Credit losses result in realized losses on the Company's investment portfolio, which reduce net income and shareholders' equity. Changes in interest rates can affect both shareholders' equity and investment income. For example, if interest rates decline, funds reinvested will earn less than expected, reducing the Company's future investment income compared to the amount it would earn if interest rates had not declined. However, the value of the Company's fixed-rate investments would generally increase if interest rates decreased, resulting in an unrealized gain on investments included in shareholders' equity. Conversely, if interest rates increase, the value of the investment portfolio will be reduced, resulting in unrealized losses that the Company is required to include in shareholders' equity as a change in accumulated other comprehensive income. Accordingly, interest rate increases could reduce the Company's shareholders' equity.

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

Financial guaranty insurers and reinsurers typically rely on providers of lines of credit, credit swap facilities and similar capital support mechanisms (often referred to as "soft capital") to supplement their existing capital base, or "hard capital." The ratings of soft capital providers directly affect the level of capital credit which the rating agencies give the Company when evaluating its financial strength. The Company currently maintains soft capital facilities with providers having ratings adequate to provide the Company's desired capital credit. For example, effective January 1, 2016, AGC, AGM and MAC entered into a $360 million aggregate excess of loss reinsurance facility with a number of reinsurers, that covers certain U.S. public finance credits insured or reinsured by those companies (For additional information, see Note 13, Reinsurance and Other Monoline Exposures, of the Financial Statements and Supplementary Data). However, no assurance can be given that the Company will be able to renew any existing soft capital facilities or that one or more of the rating agencies will not downgrade or withdraw the applicable ratings of such providers in the future. In addition, the Company may not be able to replace a downgraded soft capital provider with an acceptable replacement provider for a variety of reasons, including if an acceptable replacement provider is willing to provide the Company with soft capital commitments or if any adequately-rated institutions are actively providing soft capital facilities. Furthermore, the rating agencies may in the future change their methodology and no longer give credit for soft capital, which may necessitate the Company having to raise additional capital in order to maintain its ratings.

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

In addition, because the Company insures or reinsures municipal bonds, it can have significant exposures to single municipal risks (e.g., the Commonwealth of Puerto Rico). While the Company's risk of a complete loss, where it would have to pay the entire principal amount of an issue of bonds and interest thereon with no recovery, is generally lower for municipal bonds than for corporate bonds as most municipal bonds are backed by tax or other revenues, there can be no assurance that a single default by a municipality would not have a material adverse effect on its results of operations or financial condition.

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

As of December 31, 2015 and 2014, 7% and 9%, respectively, of the Company's financial guaranty direct exposures were executed as credit derivatives. Traditional financial guaranty insurance provides an unconditional and irrevocable guaranty that protects the holder of a municipal finance or structured finance obligation against non-payment of principal and interest, while credit derivatives provide protection from the occurrence of specified credit events, including non-payment of principal and interest. In general, the Company structures credit derivative transactions such that circumstances giving rise to its obligation to make payments are similar to that for financial guaranty policies and generally occur when issuers fail to make payments on the underlying reference obligations. The tenor of credit derivatives exposures, like exposure under financial guaranty insurance policies, is also generally for as long as the reference obligation remains outstanding.

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

At December 31, 2015, the Company had ceded approximately 4% of its principal amount of insurance outstanding to third party reinsurers. In evaluating the credits insured by the Company, securities rating agencies allow capital charge "credit" for reinsurance based on the reinsurers' ratings. In recent years, a number of the Company's reinsurers were downgraded by one or more rating agencies, resulting in decreases in the credit allowed for reinsurance and in the financial benefits of using reinsurance under existing rating agency capital adequacy models. Many of the Company's reinsurers have already been downgraded to single-A or below by one or more rating agencies. The Company could be required to raise additional capital to replace the lost reinsurance credit in order to satisfy rating agency and regulatory capital adequacy and single risk requirements. The rating agencies' reduction in credit for reinsurance could also ultimately reduce the Company's return on equity to the extent that ceding commissions paid to the Company by the reinsurers were not adequately increased to compensate for the effect of any additional capital required. In addition, downgraded reinsurers may default on amounts due to the Company and such reinsurer obligations may not be adequately collateralized, resulting in additional losses to the Company and a reduction in its shareholders' equity and net income.

The Company also has exposure to counterparties in various industries, including banks, hedge funds and other investment vehicles in its insured transactions. Many of these transactions expose the Company to credit risk in the event its counterparty fails to perform its obligations.

Acquisitions may not result in the benefits anticipated.

                From time to time and in order to deploy excess capital the Company evaluates financial guaranty portfolio and company acquisition opportunities and conducts diligence activities with respect to transactions with other financial guarantors and financial services companies. For example, during 2015 the Company acquired Radian Asset and merged it with and into AGC, with AGC as the surviving company of the merger. Acquiring other financial guaranty portfolios or companies or other financial services companies may involve some or all of the various risks commonly associated with acquisitions, including, among other things: (a) failure to adequately identify and value potential exposures and liabilities of the target portfolio or entity; (b) difficulty in estimating the value of the target portfolio or entity; (c) potential diversion of management’s time and attention; (d) exposure to asset quality issues of the target entity; and (e) difficulty and expense of integrating the operations, systems and personnel of the target entity. Such acquisitions may also have unintended consequences on ratings assigned by the rating agencies to the Company or its subsidiaries (see “- Risks Related to the Company’s Ratings”) or on the applicability of laws and regulations to the Company’s existing businesses. These or other factors may cause any future acquisitions of financial guaranty portfolios or companies or other financial services companies not to result in the benefits to the Company anticipated when the acquisition was agreed.

Acquisitions may subject the Company to non-monetary consequences.

Past or future acquisitions may also subject the Company to non-monetary consequences that may or may not have been anticipated or fully mitigated at the time of the acquisition. For example, as noted under "Item 3. Legal Proceedings—Proceedings Related to AGMH's Former Financial Products Business," in November 2006, AGMH received a subpoena from the Antitrust Division of the Department of Justice issued in connection with an ongoing criminal investigation of bid rigging of awards of municipal GICs and other municipal derivatives. Although the subpoena relates to AGMH's former Financial Products Business, which the Company did not acquire, it was issued to AGMH, which the Company did acquire. Furthermore, while Dexia SA and Dexia Crédit Local S.A., jointly and severally, have agreed to indemnify the Company against liability arising out of these proceedings, such indemnification might not be sufficient to fully hold the Company harmless against any injunctive relief or civil or criminal sanction that is imposed against AGMH or its subsidiaries.

The Company is dependent on key executives and the loss of any of these executives, or its inability to retain other key personnel, could adversely affect its business.

The Company's success substantially depends upon its ability to attract and retain qualified employees and upon the ability of its senior management and other key employees to implement its business strategy. The Company believes there are only a limited number of available qualified executives in the business lines in which the Company competes. The Company relies substantially upon the services of Dominic J. Frederico, President and Chief Executive Officer, and other executives. Although the Company has designed its executive compensation with the goal of retaining and creating incentives for its executive officers, the Company may not be successful in retaining their services. The loss of the services of any of these individuals or other key members of the Company's management team could adversely affect the implementation of its business strategy.

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

The fair value of a credit derivative will be affected by any event causing changes in the credit spread (i.e., the difference in interest rates between comparable securities having different credit risk) on an underlying security referenced in the credit derivative. Common events that may cause credit spreads on an underlying municipal or corporate security referenced in a credit derivative to fluctuate include changes in the state of national or regional economic conditions, industry cyclicality, changes to a company's competitive position within an industry, management changes, changes in the ratings of the underlying security, movements in interest rates, default or failure to pay interest, or any other factor leading investors to revise expectations about the issuer's ability to pay principal and interest on its debt obligations. Similarly, common events that may cause credit spreads on an underlying structured security referenced in a credit derivative to fluctuate may include the occurrence and severity of collateral defaults, changes in demographic trends and their impact on the levels of credit enhancement, rating changes, changes in interest rates or prepayment speeds, or any other factor leading investors to revise expectations about the risk of the collateral or the ability of the servicer to collect payments on the underlying assets sufficient to pay principal and interest. The fair value of credit derivative contracts also reflects the change in the Company's own credit cost, based on the price to purchase credit protection on AGC and AGM. For discussion of the Company's fair value methodology for credit derivatives, see Note 7, Fair Value Measurement, of the Financial Statements and Supplementary Data.

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

In particular, regulations under the Dodd-Frank Act impose requirements on activities that AGL's subsidiaries may engage in that involve “swaps” or “security-based swaps” as defined under that Act. Although final product rules published by the CFTC and SEC in August 2012 established an insurance safe-harbor that provides that AGM’s and AGC's financial guaranty insurance policies are not generally deemed swaps or security-based swaps under the Dodd-Frank Act and are therefore not subject to derivatives regulation under the Act, regulations under the Act could require certain of AGL's subsidiaries to register with the CFTC or the SEC as a “major swap participant” (“MSP”) or “major security-based swap participant” (“MSBSP”), respectively, as a result of either the legacy financial guaranty insurance policies and derivatives portfolios or new activities. Subsidiaries required to register as MSPs or MSBSPs would need to satisfy the regulatory margin and capital requirements of the applicable agency and would be subject to additional compliance requirements.
The Company has analyzed the exposures created by its legacy financial guaranty insurance policies and derivatives portfolio and determined that the sizes of these exposures are not sufficiently high at the current time to require its subsidiaries to register as MSPs under the CFTC rules. However, in the event such swap exposures exceed the triggers, then one or more of AGL's subsidiaries may be required to register as an MSP with the CFTC. With respect to registration as an MSBSP, the SEC adopted final rules in August 2015, but is not yet clear when the mandatory compliance date under such rules will occur whether one or more of AGL's subsidiaries will be above the applicable triggers at that time, or, if so, what substantive regulations may be applicable.
In addition, certain of AGL's subsidiaries may be required by their counterparties to post margin with respect to either future or legacy derivative transactions when U.S. and European rules relating to margin take effect. U.S. bank regulators and the CFTC have adopted margin requirements for new derivative transactions under their jurisdiction, but declined to provide any guidance on the applicability of those requirements on non-material amendments of legacy derivative transactions. The SEC and European regulators have not yet adopted margin requirements for new derivative transactions under their jurisdiction. It is possible that some or all of the relevant regulators will take the position that amendments to existing transactions under their jurisdiction will cause the amended transactions to be treated as new derivatives for purposes of these margin rules and certain other new regulatory requirements. Such an expansion of the margin and other regulatory requirements to amendments of existing derivatives may impede the Company's ability to amend insured derivative transactions in connection with loss mitigation efforts or municipal refunding transactions.
The magnitude of capital and/or margin requirements could be substantial and, as discussed in “Risks Related to the Company's Capital and Liquidity Requirements — The Company may require additional capital from time to time, including from soft capital and liquidity credit facilities, which may not be available or may be available only on unfavorable terms,” there can be no assurance that the Company will be able to obtain, or obtain on favorable terms, such additional capital as may be required to meet these capital and/or margin requirements.
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

If AGL is considered a PFIC for U.S. federal income tax purposes, a U.S. Person who owns any shares of AGL will be subject to adverse tax consequences that could materially adversely affect its investment, including subjecting the investor to both a greater tax liability than might otherwise apply and an interest charge. The Company believes that AGL is not, and currently does not expect AGL to become, a PFIC for U.S. federal income tax purposes; however, there can be no assurance that AGL will not be deemed a PFIC by the IRS.

There are currently no final or temporary regulations regarding the application of the PFIC provisions to an insurance company. The IRS recently issued proposed regulations intended to clarify the application of the PFIC provisions to an insurance company. These proposed regulations provide that a non-U.S. insurance company may only qualify for an exception to the PFIC rules if, among other things, the non-U.S. insurance company’s officers and employees perform its substantial managerial and operational activities.  This proposed regulation will not be effective until adopted in final form.  In addition, Senator Wyden recently introduced the “Offshore Reinsurance Tax Fairness Act” that, if enacted, would characterize a non-U.S. insurance company with insurance liabilities of 25% or less of such company’s assets as a PFIC unless it can qualify for a temporary exception which would require its insurance liabilities to equal or exceed 10% of its assets and the satisfaction of a facts and circumstances test. Because of the legal uncertainties relating to how the proposed regulations will be interpreted and the form in which such regulations or any legislative proposal may be finalized, the Company cannot predict what impact, if any, such guidance or legislation would have on an investor that is subject to US federal income tax.

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

U.S. federal income tax laws and interpretations regarding whether a company is engaged in a trade or business within the U.S. is a PFIC, or whether U.S. Persons would be required to include in their gross income the "subpart F income" of a CFC or RPII are subject to change, possibly on a retroactive basis. There currently are only recently proposed regulations regarding the application of the PFIC rules to insurance companies, and the regulations regarding RPII have been in proposed form since 1991. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming. The Company cannot be certain if, when, or in what form such regulations or pronouncements may be implemented or made, or whether such guidance will have a retroactive effect.

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
As a U.K. tax resident, AGL is subject to U.K. corporation tax in respect of its worldwide profits (both income and capital gains), subject to applicable exemptions. The main rate of corporation tax is currently 20%.

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
The Organization for Economic Co-operation and Development published its final reports on Base Erosion and Profit Shifting (the “BEPS Reports”) in October 2015. The recommended actions include an examination of the definition of a “permanent establishment” and the rules for attributing profit to a permanent establishment. There are also recommended actions relating to the goal of ensuring that transfer pricing outcomes are in line with value creation, noting that the current rules may facilitate the transfer of risks or capital away from countries where the economic activity takes place. In response to this, the U.K. Government has already made changes to transfer pricing. Other recommendations have been published with respect to hybrid financial instruments and the deductibility of intra-group interest and the U.K. Government has launched consultations with respect to both these matters. Any further changes in U.K. tax law or changes in U.S. tax law in response to the BEPS Reports could adversely affect Assured Guaranty’s tax liability.
A new U.K. tax, the diverted profits tax ("DPT"), which is levied at 25%, came into effect from April 1, 2015, and, in substance, effectively anticipated some of the recommendations emerging from the BEPS Reports. This is an anti-avoidance measure, aimed at protecting the U.K. tax base against the diversion of profits away from the U.K. tax charge. In particular, DPT may apply to profits generated by economic activities carried out in the U.K., that are not taxed in the U.K. by reason of arrangements between companies in the same multinational group and involving a low-tax jurisdiction. It is currently unclear whether DPT would constitute a creditable tax for U.S. foreign tax credit purposes. If any member of the Assured Guaranty group is liable to DPT, this could adversely affect the Company's results of operations.
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

In addition, the Company has been occupying offices at 31 West 52nd Street in New York City. In September 2015, the Company entered into a lease for 88,000 square feet of office space at 1633 Broadway in New York City; the new lease expires in February 2032, with an option, subject to certain conditions, to renew for five years at a fair market rent. The Company agreed to terminate its existing lease in August 2016 and plans to relocate its U.S. affiliates into the new office space in the summer of 2016.

Furthermore, the Company has offices in San Francisco and London. Previously, the Company had an office in Sydney, which it closed in March 2015, and in Irvine, California, which it closed in July 2015.

Management believes its office space is adequate for its current and anticipated needs.

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

In addition, in the ordinary course of their respective businesses, certain of the Company's subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods or prevent losses in the future. For example, as described in the "Recovery Litigation," section of Note 5, Expected Loss to be Paid, of the Financial Statements and Supplementary Data, in January 2016 the Company commenced an action for declaratory judgment and injunctive relief in the U.S. District Court for the District of Puerto Rico to invalidate executive orders issued by the Governor of Puerto Rico directing the retention or transfer of certain taxes and revenues pledged to secure the payment of certain bonds insured by the Company. Also, in December 2008, the Company filed a claim in the Supreme Court of the State of New York against an investment manager in a transaction it insured alleging breach of fiduciary duty, gross negligence and breach of contract. The amounts, if any, the Company will recover in proceedings to recover losses are uncertain, and recoveries, or failure to obtain recoveries, in any one or more of these proceedings during any quarter or year could be material to the Company's results of operations in that particular quarter or year.

Proceedings Relating to the Company's Financial Guaranty Business

The Company receives subpoenas duces tecum and interrogatories from regulators from time to time.

On November 28, 2011, Lehman Brothers International (Europe) (in administration) ("LBIE") sued AG Financial Products Inc. ("AGFP"), an affiliate of AGC which in the past had provided credit protection to counterparties under credit default swaps. AGC acts as the credit support provider of AGFP under these credit default swaps. LBIE's complaint, which was filed in the Supreme Court of the State of New York, alleged that AGFP improperly terminated nine credit derivative transactions between LBIE and AGFP and improperly calculated the termination payment in connection with the termination of 28 other credit derivative transactions between LBIE and AGFP. Following defaults by LBIE, AGFP properly terminated the transactions in question in compliance with the agreement between AGFP and LBIE, and calculated the termination payment properly. AGFP calculated that LBIE owes AGFP approximately $29 million in connection with the termination of the credit derivative transactions, whereas LBIE asserted in the complaint that AGFP owes LBIE a termination payment of approximately $1.4 billion. On February 3, 2012, AGFP filed a motion to dismiss certain of the counts in the complaint, and on March 15, 2013, the court granted AGFP's motion to dismiss the count relating to improper termination of the nine credit derivative transactions and denied AGFP's motion to dismiss the counts relating to the remaining transactions. On February 22, 2016, AGFP filed a motion for summary judgment on the remaining causes of action asserted by LBIE and on AGFP's counterclaims. LBIE’s administrators disclosed in an April 10, 2015 report to LBIE’s unsecured creditors that LBIE's valuation expert has calculated LBIE's damages in aggregate for the 28 transactions to range between a minimum of approximately $200 million and a maximum of approximately $500 million, depending on what adjustment, if any, is made for AGFP's credit risk and excluding any applicable interest. Notwithstanding the range calculated by LBIE's valuation expert, the Company cannot reasonably estimate the possible loss, if any, that may arise from this lawsuit.

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

Proceedings Resolved Since September 30, 2015

On May 28, 2014, Houston Casualty Company Europe, Seguros y Reseguros, S.A. (“HCCE”) notified Radian Asset that it was demanding arbitration against Radian Asset in connection with housing cooperative losses presented to Radian Asset by HCCE under several years of quota-share surety reinsurance contracts. Through November 30, 2015, HCCE had presented AGC, as successor to Radian Asset, with approximately €15 million in claims.  In January 2016, Assured Guaranty and HCCE settled all the claims related to the Spanish housing cooperative losses.

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

Lawsuits Relating to Former Financial Products Business

During 2008, nine putative class action lawsuits were filed in federal court alleging federal antitrust violations in the municipal derivatives industry, seeking damages and alleging, among other things, a conspiracy to fix the pricing of, and manipulate bids for, municipal derivatives, including GICs. These cases have been coordinated and consolidated for pretrial proceedings in the U.S. District Court for the Southern District of New York as MDL 1950, In re Municipal Derivatives Antitrust Litigation, Case No. 1:08-cv-2516 (“MDL 1950”). Five of these cases named both AGMH and AGM: (a) Hinds County, Mississippi v. Wachovia Bank, N.A.; (b) Fairfax County, Virginia v. Wachovia Bank, N.A.; (c) Central Bucks School District, Pennsylvania v. Wachovia Bank, N.A.; (d) Mayor and City Council of Baltimore, Maryland v. Wachovia Bank, N.A.; and (e) Washington County, Tennessee v. Wachovia Bank, N.A. In April 2009, the MDL 1950 court granted the defendants’ motion to dismiss on the federal claims for these five cases, but granted leave for the plaintiffs to file an amended complaint. The Corrected Third Consolidated Amended Class Action Complaint, filed on October 9, 2013, lists neither AGM nor AGMH as a named defendant or a co-conspirator. The complaint generally seeks unspecified monetary damages, interest, attorneys’ fees and other costs. The other four cases named AGMH (but not AGM) and also alleged that the defendants violated California state antitrust law and common law by engaging in illegal bid-rigging and market allocation, thereby depriving the cities or municipalities of competition in the awarding of GICs and ultimately resulting in the cities paying higher fees for these products: (f) City of Oakland, California v. AIG Financial Products Corp.; (g) County of Alameda, California v. AIG Financial Products Corp.; (h) City of Fresno, California v. AIG Financial Products Corp.; and (i) Fresno County Financing Authority v. AIG Financial Products Corp. When the four plaintiffs filed a consolidated complaint in September 2009, the plaintiffs did not name AGMH as a defendant. However, the complaint does describe some of AGMH’s and AGM’s activities. The consolidated complaint generally seeks unspecified monetary damages, interest, attorneys’ fees and other costs. In April 2010, the MDL 1950 court granted in part and denied in part the named defendants’ motions to dismiss this consolidated complaint. On September 22, 2015, the remaining parties to the putative class action reported to the MDL 1950 Court that settlements in principle had been reached, and a motion for preliminary approval of those putative class claims was filed on February 24, 2016. The parties have reported that final settlement with those remaining defendants would resolve the putative class case. The Company cannot reasonably estimate the possible loss, if any, or range of loss that may arise from these lawsuits.

In 2008, AGMH and AGM also were named in five non-class action lawsuits originally filed in the California Superior Courts alleging violations of California law related to the municipal derivatives industry: (a) City of Los Angeles, California v. Bank of America, N.A.; (b) City of Stockton, California v. Bank of America, N.A.; (c) County of San Diego, California v. Bank of America, N.A.; (d) County of San Mateo, California v. Bank of America, N.A.; and (e) County of Contra Costa, California v. Bank of America, N.A. Amended complaints in these actions were filed in September 2009, adding a federal antitrust claim and naming AGM (but not AGMH) and AGUS, among other defendants. These cases have been transferred to the Southern District of New York and consolidated with MDL 1950 for pretrial proceedings. In late 2009, AGM and AGUS, among other defendants, were named in six additional non-class action cases filed in federal court, which also have been coordinated and consolidated for pretrial proceedings with MDL 1950; one was voluntarily dismissed with prejudice in October 2010, leaving five that are currently pending: (f) City of Riverside, California v. Bank of America, N.A.; (g) Los Angeles World Airports v. Bank of America, N.A.; (h) Redevelopment Agency of the City of Stockton v. Bank of America, N.A.; (i) Sacramento Suburban Water District v. Bank of America, N.A.; and (j) County of Tulare, California v. Bank of America, N.A. The MDL 1950 court denied AGM and AGUS's motions to dismiss the eleven complaints that were pending as of April 2010. Amended complaints were filed in May 2010. The complaints in these lawsuits generally seek or sought unspecified monetary damages, interest, attorneys’ fees, costs and other expenses. The Company cannot reasonably estimate the possible loss, if any, or range of loss that may arise from the remaining lawsuits.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Company

The table below sets forth the names, ages, positions and business experience of the executive officers of Assured Guaranty Ltd.

Name	Age	Position(s)
Dominic J. Frederico	63	President and Chief Executive Officer; Deputy Chairman
James M. Michener	63	General Counsel and Secretary
Russell B. Brewer II	58	Chief Surveillance Officer
Robert A. Bailenson	49	Chief Financial Officer
Bruce E. Stern	61	Executive Officer
Howard W. Albert	56	Chief Risk Officer

Dominic J. Frederico has been a director of AGL since the Company's 2004 initial public offering and the President and Chief Executive Officer of AGL since December 2003. Mr. Frederico served as Vice Chairman of ACE Limited from 2003 until 2004 and served as President and Chief Operating Officer of ACE Limited and Chairman of ACE INA Holdings, Inc. from 1999 to 2003. Mr. Frederico was a director of ACE Limited from 2001 through 2005. From 1995 to 1999 Mr. Frederico served in a number of executive positions with ACE Limited. Prior to joining ACE Limited, Mr. Frederico spent 13 years working for various subsidiaries of American International Group.

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

Russell B. Brewer II has been Chief Surveillance Officer of AGL since November 2009 and Chief Surveillance Officer of AGC and AGM since July 2009 and has also been responsible for information technology at Assured Guaranty since April 2015. Mr. Brewer has been with AGM since 1986. Mr. Brewer was Chief Risk Management Officer of AGM from September 2003 until July 2009 and Chief Underwriting Officer of AGM from September 1990 until September 2003. Mr. Brewer was also a member of the Executive Management Committee of AGM. He was a Managing Director of AGMH

from May 1999 until July 2009. From March 1989 to August 1990, Mr. Brewer was Managing Director, Asset Finance Group, of AGM. Prior to joining AGM, Mr. Brewer was an Associate Director of Moody's Investors Service, Inc.

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

AGL's common shares are listed on the NYSE under symbol "AGO." The table below sets forth, for the calendar quarters indicated, the reported high and low sales prices and amount of any cash dividends declared.

Common Stock Prices and Dividends

	2015			2014
	Sales Price		Cash	Sales Price		Cash
	High	Low	Dividends	High	Low	Dividends
First Quarter	$26.96	$24.21	$0.12	$26.76	$20.44	$0.11
Second Quarter	29.75	22.55	0.12	26.78	23.10	0.11
Third Quarter	26.87	22.86	0.12	24.91	21.61	0.11
Fourth Quarter	29.62	24.39	0.12	26.79	20.02	0.11

On February 23, 2016, the closing price for AGL's common shares on the NYSE was $23.81, and the approximate number of shareholders of record at the close of business on that date was 81.

AGL is a holding company whose principal source of income is dividends from its operating subsidiaries. The ability of the operating subsidiaries to pay dividends to AGL and AGL's ability to pay dividends to its shareholders are each subject to legal and regulatory restrictions. The declaration and payment of future dividends will be at the discretion of AGL's Board of Directors and will be dependent upon the Company's profits and financial requirements and other factors, including legal restrictions on the payment of dividends and such other factors as the Board of Directors deems relevant. For more information concerning AGL's dividends, please refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Liquidity and Capital Resources" and Note 11, Insurance Company Regulatory Requirements, of the Financial Statements and Supplementary Data.

2015 Share Purchases

In 2015, the Company repurchased a total of 21.0 million common shares for approximately $555 million, at an average price of $26.43 per share. After additional repurchases in 2016, the Company exhausted its previous $400 million authorization to repurchase common shares on February 9, 2016. On February 24, 2016, the Board of Directors approved a $250 million share repurchase authorization. The Company expects future common share repurchases under the current authorization to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases are at the discretion of management and will depend on a variety of factors, including availability of funds at the holding companies, market conditions, the Company's capital position, legal requirements and other factors. The repurchase authorization may be modified, extended or terminated by the Board of Directors at any time. It does not have an expiration date.

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during Fourth Quarter 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program(2)
October 1 - October 31	1,660,310	$27.10	1,660,310	$145,035,556
November 1 - November 30	1,628,406	$27.63	1,628,406	$100,036,984
December 1 - December 31	1,746,921	$25.76	1,746,921	$55,035,579
Total	5,035,637	$26.81	5,035,637
____________________

(1)
After giving effect to repurchases since the beginning of 2013 through February 9, 2016, the Company has repurchased a total of 60.2 million common shares for approximately $1,464 million, excluding commissions, at an average price of $24.33 per share. On February 24, 2016, the Company's Board of Directors approved a $250 million share repurchase authorization; as of the filing date, the Company has not repurchased any common shares under this authorization.

(2)	Excludes commissions.

Performance Graph

Set forth below are a line graph and a table comparing the dollar change in the cumulative total shareholder return on AGL's common shares from December 31, 2010 through December 31, 2015 as compared to the cumulative total return of the Standard & Poor's 500 Stock Index and the cumulative total return of the Standard & Poor's 500 Financials Index. The chart and table depict the value on December 31, 2010, December 31, 2011, December 31, 2012, December 31, 2013, December 31, 2014 and December 31, 2015 of a $100 investment made on December 31, 2010, with all dividends reinvested:

	Assured Guaranty	S&P 500 Index	S&P 500 Financial Index
12/31/2010	$100.00	$100.00	$100.00
12/31/2011	75.22	102.11	82.94
12/31/2012	83.62	118.44	106.78
12/31/2013	141.19	156.79	144.78
12/31/2014	158.40	178.24	166.76
12/31/2015	163.95	180.66	164.15
___________________
Source: Bloomberg

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read together with the other information contained in this Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(dollars in millions, except per share amounts)
Statement of operations data:
Revenues:
Net earned premiums	$766	$570	$752	$853	$920
Net investment income	423	403	393	404	396
Net realized investment gains (losses)	(26)	(60)	52	1	(18)
Realized gains and other settlements on credit derivatives	(18)	23	(42)	(108)	6
Net unrealized gains (losses) on credit derivatives	746	800	107	(477)	554
Fair value gains (losses) on committed capital securities	27	(11)	10	(18)	35
Fair value gains (losses) on financial guaranty variable interest entities	38	255	346	191	(146)
Bargain purchase gain and settlement of pre-existing relationships	214	—	—	—	—
Other income (loss)	37	14	(10)	108	58
Total revenues	2,207	1,994	1,608	954	1,805
Expenses:
Loss and loss adjustment expenses	424	126	154	504	448
Amortization of deferred acquisition costs(1)	20	25	12	14	17
Interest expense	101	92	82	92	99
Other operating expenses(1)	231	220	218	212	212
Total expenses	776	463	466	822	776
Income (loss) before (benefit) provision for income taxes	1,431	1,531	1,142	132	1,029
Provision (benefit) for income taxes	375	443	334	22	256
Net income (loss)	1,056	1,088	808	110	773
Earnings (loss) per share:
Basic	$7.12	$6.30	$4.32	$0.58	$4.21
Diluted	$7.08	$6.26	$4.30	$0.57	$4.16
Dividends per share	$0.48	$0.44	$0.40	$0.36	$0.18

	As of December 31,
	2015	2014	2013	2012	2011
	(dollars in millions, except per share amounts)
Balance sheet data (end of period):
Assets:
Investments and cash	$11,358	$11,459	$10,969	$11,223	$11,314
Premiums receivable, net of commissions payable	693	729	876	1,005	1,003
Ceded unearned premium reserve	232	381	452	561	709
Salvage and subrogation recoverable	126	151	174	456	368
Credit derivative assets	81	68	94	141	153
Total assets(2)	14,544	14,919	16,285	17,240	17,705
Liabilities and shareholders' equity:
Unearned premium reserve	3,996	4,261	4,595	5,207	5,963
Loss and loss adjustment expense reserve	1,067	799	592	601	679
Reinsurance balances payable, net	51	107	148	219	171
Long-term debt(2)	1,300	1,297	814	834	1,034
Credit derivative liabilities	446	963	1,787	1,934	1,457
Total liabilities(2)	8,481	9,161	11,170	12,246	13,053
Accumulated other comprehensive income	237	370	160	515	368
Shareholders' equity	6,063	5,758	5,115	4,994	4,652
Book value per share	43.96	36.37	28.07	25.74	25.52
Consolidated statutory financial information:
Contingency reserve	$2,263	$2,330	$2,934	$2,364	$2,571
Policyholders' surplus	4,550	4,142	3,202	3,579	3,116
Claims-paying resources(3)	12,306	12,189	12,147	12,328	12,839
Outstanding Exposure:
Net debt service outstanding	$536,341	$609,622	$690,535	$780,356	$844,447
Net par outstanding	358,571	403,729	459,107	518,772	556,830
___________________

(1)	Accounting guidance restricting the types and amounts of financial guaranty insurance contract acquisition costs that may be deferred was adopted and retrospectively applied effective January 1, 2012.

(2)
Accounting guidance (a) requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability and (b) resulting in reclassification of its debt issuance costs from other assets to long-term debt, was adopted and retrospectively applied effective December 31, 2015.

(3)
Prepared in accordance with accounting practices prescribed or permitted by U.S. insurance regulatory authorities, for all insurance subsidiaries. Claims-paying resources is calculated as the sum of statutory policyholders' surplus, statutory contingency reserve, statutory unearned premium reserves, statutory loss and LAE reserves, present value of installment premium on financial guaranty and credit derivatives, discounted at 6%, and standby lines of credit/stop loss. Total claims-paying resources is used by the Company to evaluate the adequacy of capital resources. The December 31, 2015 amount includes an aggregate $360 million excess-of-loss reinsurance facility for the benefit of AGC, AGM and MAC, which became effective January 1, 2016. The facility terminates on January 1, 2018 unless AGC, AGM and MAC choose to extend it. The December 31, 2014 amount includes an aggregate $450 million excess-of-loss reinsurance facility for the benefit of AGC, AGM and MAC. The December 31, 2013, 2012 and 2011 amounts include an aggregate $435 million excess-of-loss reinsurance facility for the benefit of AGC and AGM.

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

Economic Environment

The overall U.S. economic environment continued improving during 2015 by a number of measures. The U.S. Department of Commerce Bureau of Economic Analysis reported that gross domestic product increased 2.4% during 2015. According to the U.S. Bureau of Labor Statistics ("BLS"), the estimated unemployment rate fell to 5.0% in each of the last three months of 2015, down six-tenths of a percentage point since December 2014 and the lowest monthly level since April 2008. The BLS also reported that the U.S. economy added more than 2.6 million jobs during 2015, with the greatest quarterly growth occurring in the fourth quarter. U.S. home prices, as measured by the Case-Shiller index, rose in the first several months of the year, subsequently stabilized, and then resumed growth, continuing the generally positive trend that emerged at the beginning of 2012.

The Federal Open Market Committee ("FOMC") maintained the target range for the federal funds rate near zero for most of the year, as inflation remained below the committee’s 2% target, but raised the target range by one-quarter point in December 2015. Also during 2015, the benchmark interest rates reflected by the MMD Index fluctuated in a narrow range bordering historic lows. Overall, the Company believes that the MMD Index will gradually rise further as the economy continues to improve, but the prospects for such additional economic recovery and higher interest rates are clouded by weak global economic performance and geopolitical risk, accompanied by strengthening of the dollar, deflationary pressure arising from a drop in global oil prices, and volatility in the U.S. and international stock markets. Therefore, the Company believes that the FOMC is likely to exercise caution in 2016, and that the pace of further rate increases is uncertain.

The City Fiscal Condition survey of city finance officers conducted in the fall of 2015 and published by the National League of Cities showed continued improvement in cities’ fiscal health. The same survey concluded that, at the state level, revenues continued to grow in 2015. In general, however, the Company believes that states and cities face long-term spending pressures in areas such as health care, education, infrastructure, and pensions.

Outside the U.S., the number of new infrastructure financings coming to market, including those appropriate for financial guarantees, remained limited. In an effort to stimulate growth as well as inflation, the European Central Bank continued its program of quantitative easing and held its interest rates for bank deposits below zero. The United Kingdom's Office for National Statistics reports that, in the United Kingdom, the pace of economic growth was slightly slower in 2015 than in 2014, and while the employment rate reached a record high, inflation was generally flat.

Financial Performance of Assured Guaranty

Financial Results

	Year Ended December 31,
	2015	2014	2013
	(in millions, except per share amounts)
Net income (loss)	$1,056	$1,088	$808
Operating income(1)	699	491	609

Net income (loss) per diluted share	7.08	6.26	4.30
Operating income per share(1)	4.69	2.83	3.25
Diluted shares	149.0	173.6	187.6

Present value of new business production (“PVP”)(1)	179	168	141
Gross par written	17,336	13,171	9,350

	As of December 31, 2015		As of December 31, 2014
	Amount	Per Share	Amount	Per Share
	(in millions, except per share amounts)
Shareholders' equity	$6,063	$43.96	$5,758	$36.37
Operating shareholders' equity(1)	5,946	43.11	5,933	37.48
Adjusted book value(1)	8,439	61.18	8,495	53.66
Common shares outstanding (2)	137.9		158.3
____________________

(1)
Please refer to “—Non-GAAP Financial Measures” for a definition of the financial measures that were not determined in accordance with GAAP and a reconciliation of the non-GAAP financial measure to the most directly comparable GAAP measure, if available.

(2)	Please refer to "Key Business Strategies – Capital Management" below for information on common share repurchases.

 Year Ended December 31, 2015

There are several primary drivers of volatility in net income or loss that are not necessarily indicative of credit impairment or improvement, or ultimate economic gains or losses: changes in credit spreads of insured credit derivative obligations; changes in fair value of assets and liabilities of financial guaranty variable interest entities ("FG VIEs") and committed capital securities ("CCS"); changes in the Company's own credit spreads; and changes in risk-free rates used to discount expected losses. Changes in credit spreads generally have the most significant effect on the fair value of credit derivatives and FG VIE assets and liabilities. In addition to non-economic factors, other factors such as: changes in expected losses, the amount and timing of refunding transactions and terminations, realized gains and losses on the investment portfolio (including other-than-temporary impairments), the effects of large settlements and transactions, acquisitions, and the effects of the Company's various loss mitigation strategies, among others, may also have a significant effect on reported net income or loss in a given reporting period.

Net income for 2015 was $1.06 billion compared with $1.09 billion in 2014. Higher loss expense attributable mainly to Puerto Rico and lower fair value gains in FG VIEs in 2015 were mostly offset by the bargain purchase gain and settlement of pre-existing relationships from the acquisition of Radian Asset and higher net earned premiums due to refundings and terminations.

Non-GAAP operating income in 2015 was $699 million, compared with $491 million in 2014. The increase in operating income was primarily due to the acquisition of Radian Asset, including the bargain purchase gain and settlement of pre-existing relationships, and higher net earned premiums and credit derivative revenues due to refundings and terminations, offset in part by higher losses attributable primarily to Puerto Rico. Operating income in 2015 was the highest that the Company has reported.

Key Business Strategies

The Company continually evaluates its primary business strategies. Currently. the Company is pursuing the following primary business strategies, each described in more detail below:

•	New business production

•	Capital management

•	Alternative strategies to create value, including through acquisitions and commutations

•	Loss mitigation

New Business Production

The Company believes high-profile defaults by municipal obligors, such as Detroit, Michigan and Stockton, California, both of which filed for protection under chapter 9 of the U.S. Bankruptcy Code, and the deteriorating financial condition of Puerto Rico, have led to increased awareness of the value of bond insurance and stimulated demand for the product. The Company believes there will be continued demand for its insurance in this market because, for those exposures that the Company guarantees, it undertakes the tasks of credit selection, analysis, negotiation of terms, surveillance and, if necessary, loss mitigation. The Company believes that its insurance: encourages retail investors, who typically have fewer resources than the Company for analyzing municipal bonds, to purchase such bonds; enables institutional investors to operate more efficiently; and allows smaller, less well-known issuers to gain market access on a more cost-effective basis.
On the other hand, the persistently low interest rate environment continues to dampen demand for bond insurance and, after a number of years in which the Company was essentially the only financial guarantor, there are now two other financial guarantors active in one of its markets.

U.S. Municipal Market Data
Based on Sale Date

	Year Ended December 31,
	2015		2014		2013
	Par	Number of issues	Par	Number of issues	Par	Number of issues
	(dollars in billions, except number of issues)
New municipal bonds issued	$377.6	12,076	$314.9	10,162	$311.9	10,558
Total insured	25.2	1,880	18.5	1,403	12.1	1,025
Insured by Assured Guaranty	15.1	1,009	10.7	697	7.5	488

Industry Penetration Rates
U.S. Municipal Market

	Year Ended December 31,
	2015	2014	2013
Market penetration based on par	6.7%	5.9%	3.9%
Market penetration based on number of issues	15.6	13.8	9.7
% of single A par sold	22.1	19.7	11.0
% of single A transactions sold	54.1	49.3	30.6
% of $25 million and under par sold	18.7	16.5	10.9
% of $25 million and under transactions sold	17.6	15.4	10.7

New Business Production

	Year Ended December 31,
	2015	2014	2013
	(in millions)
PVP(1):
Public Finance—U.S.	$124	$128	$116
Public Finance—non-U.S.	27	7	18
Structured Finance—U.S.	22	24	7
Structured Finance—non-U.S.	6	9	—
Total PVP	$179	$168	$141
Gross Par Written:
Public Finance—U.S.	$16,377	$12,275	$8,671
Public Finance—non-U.S.	567	128	392
Structured Finance—U.S.	327	418	287
Structured Finance—non-U.S.	65	350	—
Total gross par written	$17,336	$13,171	$9,350
____________________

(1)
PVP represents the present value of estimated future earnings primarily on new financial guaranty contracts written in the period, before consideration of cessions to reinsurers. PVP and Gross Par Written in the table above are based on "close date," when the transaction settles. See “– Non-GAAP Financial Measures – PVP or Present Value of New Business Production.”

For the year ended December 31, 2015 compared with the year ended December 31, 2014, excluding business written in 2014 as part of the restructuring of Detroit's water and sewer bonds, the Company's U.S. public finance PVP increased, primarily due to higher issuance and greater bond insurance penetration in the U.S. public finance market. Issuance for 2015 in the U.S. public finance market increased approximately 20% compared with 2014, primarily driven by refundings. Insured municipal par for the same period was up 36% and represented a 6.7% market penetration, compared with 5.9% in 2014. The Company wrote 60% of the total insured par and 54% of the total number of new issues in 2015.

Outside the U.S., the Company's public finance PVP also increased, due to an increase in European infrastructure transactions. The Company believes the U.K. currently presents the most new business opportunities for financial guarantees of infrastructure financings, which have typically required such guarantees for capital market access. These transactions typically have long lead times. The Company believes it is the only company in the private sector offering such financial guarantees outside the United States.

Structured finance PVP decreased slightly in both U.S and non-U.S. markets. Structured finance transactions tend to be large with long lead times and vary from period to period. In general, the Company expects that structured finance opportunities will increase in the future as the global economy recovers, interest rates rise, more issuers return to the capital markets for financings and institutional investors again utilize financial guaranties. The Company considers its involvement in both structured finance and international infrastructure transactions to be beneficial because such transactions diversify both the Company's business opportunities and its risk profile beyond public finance.

Capital Management

In recent years, the Company has developed strategies to manage capital within the Assured Guaranty group more efficiently.

In 2013, AGL became tax resident in the United Kingdom, while remaining a Bermuda-based company and continuing to carry on its administrative and head office functions in Bermuda. As a U.K. tax resident company, AGL is subject to the tax rules applicable to companies resident in the U.K. More information about AGL becoming a U.K. tax resident is set out in the "Tax Matters" section of "Item 1. Business."

In 2014, AGUS issued 5.0% Senior Notes for net proceeds of $495 million. The net proceeds from the sale of the notes were used for general corporate purposes, including the purchase of common shares of AGL.

In 2015, the Company repurchased a total of 21 million common shares for approximately $555 million at an average price of $26.43 per share. Year to date through February 9, 2016, the Company repurchased a total of 2.3 million common shares for $55 million at an average price of $24.37 per share. With the purchase of common shares in 2016, the Company exhausted the share repurchase authorization that its Board of Directors approved in May 2015.

On February 24, 2016, the Board of Directors approved a $250 million share repurchase authorization. The Company expects the repurchases to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including free funds available at the parent company, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. It does not have an expiration date. See Note 18, Shareholders' Equity, of the Financial Statements and Supplementary Data, for additional information about the Company's repurchases of its common shares.

Summary of Share Repurchases

	Amount	Number of Shares	Average price per share
	(in millions, except per share data)
2013	$264	12.5	$21.12
2014	590	24.4	24.17
2015	555	21.0	26.43
2016 (through February 9, 2016)	55	2.3	24.37
Cumulative repurchases since the beginning of 2013	$1,464	60.2	$24.33

Accretive Effect of Cumulative Repurchases(1)

	Year Ended December 31,
	2015	2014	As of December 31, 2015	As of December 31, 2014
	(per share)
Net income	$1.56	$0.71
Operating income	0.98	0.32
Shareholders' equity			$5.75	$2.56
Operating shareholders' equity			5.49	2.78
Adjusted book value			10.83	5.84
_________________

(1)	Cumulative repurchases since the beginning of 2013.

In order to reduce leverage, and possibly rating agency capital charges, the Company has mutually agreed with beneficiaries to terminate selected financial guaranty insurance and credit derivative contracts. In particular, the Company has targeted investment grade securities for which claims are not expected but which carry a disproportionately large rating agency capital charge. The Company terminated investment grade securities of $2.8 billion in 2015, $3.1 billion in 2014 and $6.3 billion in 2013 of financial guaranty and CDS contracts.

Alternative Strategies

The Company considers alternative strategies in order to create long-term shareholder value. For example, the Company considers opportunities to acquire financial guaranty portfolios, whether by acquiring financial guarantors who are no longer actively writing new business or their insured portfolios, or by commuting business that it had previously ceded. These transactions enable the Company to improve its future earnings and deploy some of its excess capital.

On April 1, 2015 (the "Acquisition Date"), AGC completed the acquisition of Radian Asset Acquisition and merged Radian Asset with and into AGC, with AGC as the surviving company of the merger. The cash purchase price of $804.5 million paid by AGC to Radian Guaranty Inc. reflected certain adjustments, for corporate overhead and interest payment expenses, to the $810 million purchase price previously announced. AGC paid the purchase price out of available funds and from the proceeds of a $200 million note from its parent AGUS. On April 14, 2015, AGC repaid in full the $200 million note. In connection with the acquisition, AGC acquired Radian Asset’s entire insured portfolio, which resulted in an increase in net par outstanding as of the Acquisition Date of approximately $13.6 billion, consisting of $9.4 billion public finance net par outstanding and $4.2 billion structured finance net par outstanding. In 2015, the acquisition contributed net income of approximately $2.46 per share and operating income of approximately $2.13 per share, including the bargain purchase gain, settlement of pre-existing relationships and activity since the Acquisition Date. Shareholders' equity benefited by $1.04 per share, operating shareholders' equity benefited by $1.26 per share and adjusted book value benefited by $3.73 per share as of the Acquisition Date.

The Company entered into various commutation agreements to reassume previously ceded business in 2015 and 2014 that resulted in gains of $28 million in 2015 and $23 million in 2014 and additional net unearned premium reserve of $23 million in 2015 and $20 million in 2014. The commutation gains were recorded in other income.

Loss Mitigation

In an effort to avoid or reduce potential losses in its insurance portfolios, the Company employs a number of strategies.

In the public finance area, the Company believes that its experience and the resources it is prepared to deploy, as well as its ability to provide bond insurance or other contributions as part of a solution, has resulted in more favorable outcomes in distressed public finance situations than would have been the case without its participation, as illustrated, for example, by the Company's role in the Detroit, Michigan; Stockton, California; and Jefferson County, Alabama financial crises. Currently, the Company is an active participant in discussions with the Commonwealth of Puerto Rico and its advisors with respect to a number of Puerto Rico credits. For example, on December 24, 2015, AGC and AGM entered into a Restructuring Support Agreement (“RSA”) with Puerto Rico Electric Power Authority ("PREPA"), an ad hoc group of uninsured bondholders and a group of fuel-line lenders that would, subject to certain conditions, result in, among other things, modernization of the utility and a restructuring of current debt. There can be no assurance that the conditions in the RSA will be met or that, if the conditions are met, the RSA’s other provisions, including those related to the restructuring of the insured PREPA revenue bonds, will be implemented. There also can be no assurance that the negotiations with respect to other Puerto Rico credits will result in agreements on a consensual recovery plans.

In an effort to recover losses the Company experienced in its insured U.S. RMBS portfolio, the Company pursued providers of representations and warranties ("R&W") by enforcing R&W provisions in contracts, negotiating agreements with R&W providers relating to those provisions and, where appropriate, initiating litigation against R&W providers. Through December 31, 2015, the Company's loss mitigation efforts on its U.S. RMBS exposure over the past several years have resulted in R&W providers paying, or agreeing to pay, or terminating insurance protection on future projected losses of, approximately $4.2 billion (gross of reinsurance) in respect of their R&W liabilities for transactions in which the Company has provided insurance. By reaching agreements with certain R&W providers in October 2015, the Company has completed its pursuit of R&W claims. See Note 5, Expected Loss to be Paid, of the Financial Statements.

The Company is also continuing to purchase attractively priced obligations, including BIG obligations, that it has insured and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses ("loss mitigation securities"). These purchases resulted in a reduction of net expected loss to be paid of $557 million as of December 31, 2015. The fair value of assets purchased for loss mitigation purposes in the Company's investment portfolio as of December 31, 2015 (excluding the value of the Company's insurance) was $1,017 million, with a par of $1,871 million (including bonds related to FG VIEs of $83 million in fair value and $282 million in par).

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

The Company carries a portion of its assets and liabilities at fair value, the majority of which are measured at fair value on a recurring basis.  Level 3 assets, consisting primarily of financial guaranty variable interest entities’ assets, credit derivative assets and investments, represented approximately 20% and 17% of total assets measured at fair value on a recurring basis as of December 31, 2015 and 2014, respectively. All of the Company's liabilities that are measured at fair value are Level 3. See Note 7, Fair Value Measurement, of the Financial Statements and Supplementary Data for additional information about assets and liabilities classified as Level 3.

Consolidated Results of Operations

Consolidated Results of Operations

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Revenues:
Net earned premiums	$766	$570	$752
Net investment income	423	403	393
Net realized investment gains (losses)	(26)	(60)	52
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	(18)	23	(42)
Net unrealized gains (losses)	746	800	107
Net change in fair value of credit derivatives	728	823	65
Fair value gains (losses) on CCS	27	(11)	10
Fair value gains (losses) on FG VIEs	38	255	346
Bargain purchase gain and settlement of pre-existing relationships	214	—	—
Other income (loss)	37	14	(10)
Total revenues	2,207	1,994	1,608
Expenses:
Loss and loss adjustment expenses	424	126	154
Amortization of deferred acquisition costs	20	25	12
Interest expense	101	92	82
Other operating expenses	231	220	218
Total expenses	776	463	466
Income (loss) before provision for income taxes	1,431	1,531	1,142
Provision (benefit) for income taxes	375	443	334
Net income (loss)	$1,056	$1,088	$808

Net Earned Premiums

Net earned premiums are recognized over the contractual lives, or in the case of homogeneous pools of insured obligations, the remaining expected lives, of financial guaranty insurance contracts. The Company estimates remaining expected lives of its insured obligations and makes prospective adjustments for such changes in expected lives. Scheduled net earned premiums are expected to decrease each year unless replaced by a higher amount of new business, reassumptions of previously ceded business or books of business acquired in a business combination. See "Financial Guaranty Insurance Premiums" in Note 6, Financial Guaranty Insurance, of the Financial Statements and Supplementary Data, for additional information and the expected timing of future premium earnings.

Net Earned Premiums

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Financial guaranty:
Public finance
Scheduled net earned premiums and accretion	$308	$279	$292
Accelerations (1)	317	135	207
Total public finance	625	414	499
Structured finance (2)
Scheduled net earned premiums and accretion	125	152	195
Accelerations (1)	14	1	56
Total structured finance	139	153	251
Other	2	3	2
Total net earned premiums	$766	$570	$752
____________________

(1)	Reflects the unscheduled refunding or termination of the insurance on an insured obligation as well as changes in scheduled earnings due to changes in the expected lives of the insured obligations.

(2)	Excludes $21 million, $32 million and $60 million for 2015, 2014 and 2013, respectively, on consolidated FG VIEs.

2015 compared with 2014: Net earned premiums increased in 2015 compared with 2014 due primarily to higher accelerations, and the addition of the Radian Asset book of business, offset in part by lower earned premiums resulting from the scheduled decline in par outstanding. The Radian Asset Acquisition on April 1, 2015 increased deferred premium revenue by $549 million at the date of acquisition. At December 31, 2015, $3.8 billion of net deferred premium revenue remained to be earned over the life of the insurance contracts.

2014 compared with 2013: Net earned premiums decreased in 2014 compared with 2013 due primarily to lower accelerations and the scheduled decline in structured finance par outstanding, as shown in the table above. At December 31, 2014, $3.8 billion of net deferred premium revenue remained to be earned over the life of the insurance contracts.

Net Investment Income

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets.

Net Investment Income (1)

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Income from fixed-maturity securities managed by third parties	$335	$324	$322
Income from internally managed securities:
Fixed maturities	61	74	74
Other	37	14	5
Gross investment income	433	412	401
Investment expenses	(10)	(9)	(8)
Net investment income	$423	$403	$393
____________________

(1)	Net investment income excludes $32 million for 2015 and $11 million for 2014 and $13 million in 2013, related to consolidated FG VIEs.

2015 compared with 2014: Net investment income increased due primarily to additional income on the Radian Asset investment portfolio and loss mitigation strategies resulting in additional income on securities within the internally managed portfolio. The overall pre-tax book yield was 4.56% as of December 31, 2015 and 3.65% as of December 31, 2014, respectively. Excluding the internally managed portfolio, pre-tax book yield was 3.58% as of December 31, 2015 compared with 3.36% as of December 31, 2014.

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

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses). See Note 10, Investments and Cash, of the Financial Statements and Supplementary Data.

Net Realized Investment Gains (Losses)

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Gross realized gains on the investment portfolio	$46	$22	$113
Gross realized losses on the investment portfolio	(25)	(7)	(19)
Other-than-temporary impairment	(47)	(75)	(42)
Net realized investment gains (losses) (1)	$(26)	$(60)	$52
____________________

(1)
Excludes realized gains (losses) related to fixed maturity securities purchased in the investment portfolio that were issued by consolidated FG VIEs of $(10) million for 2015, $5 million for 2014 and $(2) million for 2013.

Net realized investment losses for 2015 include a loss on a forward contract to purchase a loss mitigation bond, gains due primarily to sales of securities in order to fund the purchase of Radian Asset by AGC and other-than-temporary-impairments primarily attributable to securities purchased for loss mitigation purposes. Net realized investment losses for 2014 included other-than-temporary impairment that was primarily attributable to securities in the internally managed portfolio received as part of a restructuring of an insured transaction. Net realized investment gains in 2013 included gains due primarily to sales of (i) assets acquired as part of negotiated settlements, (ii) bonds purchased for loss mitigation purposes and (iii) other invested assets and other-than-temporary-impairments primarily attributable to securities acquired for loss mitigation purposes.

Bargain Purchase Gain and Settlement of Pre-existing Relationships

On April 1, 2015, AGC completed the acquisition of Radian Asset and merged Radian Asset with and into AGC, with AGC as the surviving company of the merger. In connection with the acquisition, in 2015, the Company recognized $55 million in a bargain purchase gain and $159 million in settlement of pre-existing relationships.

The excess of the fair value of net assets acquired over the consideration transferred was recorded as a bargain purchase gain in "bargain purchase gain and settlement of pre-existing relationships" in net income. In addition, the Company and Radian Asset had pre-existing reinsurance relationships, which were also effectively settled at fair value on the Acquisition Date. The gain on settlement of these pre-existing reinsurance relationships primarily represents the net difference between the historical ceded balances that were recorded by AGM and the fair value of assumed balances acquired from Radian Asset. The Company believes the bargain purchase resulted from the announced desire of Radian Guaranty Inc. to focus its business strategy on the mortgage and real estate markets and to monetize its investment in Radian Asset and thereby accelerate its ability to comply with the financial requirements of the final Private Mortgage Insurer Eligibility Requirements. See Note 2, Acquisition of Radian Asset Assurance Inc., of the Financial Statements and Supplementary Data for additional information.

Other Income (Loss)

Other income (loss) is comprised of recurring items such as foreign exchange remeasurement gains and losses, ancillary fees on financial guaranty policies such as commitment, consent and processing fees, as well as other revenue items on financial guaranty insurance and reinsurance contracts such as commutation gains on re-assumptions of previously ceded business (see Note 13, Reinsurance and Other Monoline Exposures, of the Financial Statements and Supplementary Data) and other non-recurring items.

 Other Income (Loss)

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Foreign exchange gain (loss) on remeasurement of premium receivable and loss reserves	$(15)	$(21)	$(1)
Commutation gains	28	23	2
Other	24	12	(11)
Total other income (loss)	$37	$14	$(10)

Economic Loss Development

     The insured portfolio includes policies accounted for under three separate accounting models depending on the characteristics of the contract and the Company’s control rights. Please refer to Note 5, Expected Loss to be Paid, of the Financial Statements and Supplementary Data, for a discussion of the assumptions and methodologies used in calculating the expected loss to be paid for all contracts. For a discussion of the measurement and recognition accounting policies under GAAP for each type of contract, see the following in Item 8, Financial Statements and Supplementary Data:

•Note 6 for financial guaranty insurance,
•Note 7 for fair value methodologies for credit derivatives and FG VIE assets and liabilities,
•Note 8 for credit derivatives, and
•Note 9 for consolidated FG VIEs.

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

Net expected loss to be paid consists primarily of the present value of future: expected claim and LAE payments, expected recoveries from excess spread and other collateral in the transaction structures, cessions to reinsurers, and expected recoveries for breaches of R&W and the effects of other loss mitigation strategies. Current risk free rates are used to discount expected losses at the end of each reporting period and therefore changes in such rates from period to period affect the expected loss estimates reported. Assumptions used in the determination of the net expected loss to be paid such as delinquency, severity, and discount rates and expected timeframes to recovery in the mortgage market were consistent by sector regardless of the accounting model used. The primary drivers of economic loss development are discussed below. Changes in risk free rates used to discount losses affect economic loss development, loss and LAE, and non-GAAP loss expense, however the effect of changes in discount rates are not indicative of actual credit impairment or improvement in the period.

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

For financial guaranty insurance contracts, a GAAP loss is generally recorded only when expected losses exceed deferred premium revenue. Therefore, the timing of loss recognition in income does not necessarily coincide with the timing of the actual credit impairment or improvement reported in net economic loss development. Transactions acquired in a business combination generally have the largest deferred premium revenue balances because of the purchase accounting adjustments made at acquisition. Therefore the largest differences between net economic loss development and loss expense relate to these policies. See "–Loss and LAE (Financial Guaranty Insurance Contracts)" below.

Net Expected Loss to be Paid

	As of December 31, 2015	As of December 31, 2014
	(in millions)
Public finance	$809	$348
Structured finance
U.S. RMBS before benefit for recoveries for breaches of R&W	488	901
Net benefit for recoveries for breaches of R&W (1)	(79)	(317)
U.S. RMBS after benefit for recoveries for breaches of R&W	409	584
Other structured finance	173	237
Structured finance	582	821
Total	$1,391	$1,169
____________________

(1)
As of December 31, 2015, the remaining estimated benefit for recoveries for breaches of R&W are subject to contractual settlement agreements. The Company is no longer actively pursuing any R&W providers for breaches.

Economic Loss Development (Benefit) (1)

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Public finance	$405	$171	$256
Structured finance
U.S. RMBS before benefit for recoveries for breaches of R&W	(149)	0	140
Net development (benefit) for recoveries for breaches of R&W	67	(268)	(296)
U.S. RMBS after benefit for recoveries for breaches of R&W	(82)	(268)	(156)
Other structured finance	(4)	67	(44)
Structured finance	(86)	(201)	(200)
Total	$319	$(30)	$56
____________________

(1)
Economic loss development includes the effects of changes in assumptions based on observed market trends, changes in discount rates, accretion of discount and the economic effects of loss mitigation efforts.

2015 Net Economic Loss Development

Total economic loss development was $319 million in 2015, due primarily to higher U.S. public finance losses on Puerto Rico exposures, partially offset by a net benefit in the U.S. RMBS sector. The risk-free rates used to discount expected losses ranged from 0.0% to 3.25% as of December 31, 2015 compared with 0.0% to 2.95% as of December 31, 2014. The change in the risk-free rates used to discount expected losses was a benefit of $23 million in 2015.

U.S. Public Finance Economic Loss Development: The net par outstanding for U.S. public finance obligations rated BIG by the Company was $7.8 billion as of December 31, 2015 compared with $7.9 billion as of December 31, 2014. The Company projects that its total net expected loss across its troubled U.S. public finance credits as of December 31, 2015 will be $771 million, compared with $303 million as of December 31, 2014. Economic loss development in 2015 was approximately $416 million, which was primarily attributable to certain Puerto Rico exposures. See "Insured Portfolio-Exposure to Puerto Rico" below for details about significant developments that have taken place in Puerto Rico over the course of 2015.

U.S. RMBS Economic Loss Development: The net benefit attributable to U.S. RMBS of $82 million was primarily due to the R&W settlements during the year and a benefit due to the acceleration of claim payments as a means of mitigating future losses on certain Alt-A transactions, which was partially offset by losses in certain second lien U.S. RMBS transactions due to rising delinquencies and collateral deterioration associated with the increase in monthly payments when their loans reach their principal amortization period. Please refer to Note 5, Expected Loss to be Paid, of the Financial Statements and Supplementary Data, for additional information.

Based on its observation during the period of the performance of its insured transactions (including early stage delinquencies, late stage delinquencies and loss severity) as well as the residential property market and economy in general, the Company chose to use the same general assumptions to project RMBS losses as of December 31, 2015 as it used as of December 31, 2014, except that, for its first lien RMBS loss projections for 2015 it shortened by twelve months the period it is projecting it will take in the base case to reach the final conditional default rate ("CDR") as compared with December 31, 2014.

Infrastructure: The Company has insured exposure of approximately $2.9 billion to infrastructure transactions with refinancing risk as to which the Company may need to make claim payments that it did not anticipate paying when the policies were issued. For more information about this risk, see the Risk Factor captioned "Estimates of expected losses are subject to uncertainties and may not be adequate to cover potential paid claims" under Risks Related to the Company's Expected Losses in "Item 1A. Risk Factors."

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

U.S. Public Finance Economic Loss Development: The net par outstanding for U.S. public finance obligations rated BIG by the Company was $7.9 billion as of December 31, 2014 compared with $9.1 billion as of December 31, 2013. The Company projected that its total net expected loss across its troubled U.S. public finance credits as of December 31, 2014 would be $303 million, compared with $264 million as of December 31, 2013. Economic loss development in 2014 was approximately $183 million, which was primarily attributable to Puerto Rico and Detroit exposures.

U.S. RMBS Economic Loss Development: The net benefit attributable to U.S. RMBS of $268 million was primarily due to the R&W settlements during the year. Please refer to Note 5, Expected Loss to be Paid, of the Financial Statements and Supplementary Data, for additional information.

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

The methodology and revised assumptions the Company used to project first lien RMBS losses and the scenarios it employed are described in more detail in Note 5, Expected Loss to be Paid, of the Financial Statements and Supplementary Data under " - U.S. First Lien RMBS Loss Projections: Alt A First Lien, Option ARM, Subprime and Prime". The Company estimated the impact of all of the refinements to its first lien RMBS assumptions described above to be a decrease of expected losses of approximately $42 million (before adjustments for settlements or loss mitigation purchases) in 2014. Based on its observations of the performance of its insured transactions (including early stage delinquencies, late stage delinquencies and loss severity) as well as the residential property market and economy in general, the Company chose to use the same general methodology to project second lien RMBS losses as of December 31, 2014 as it used as of December 31, 2013, but it made a number of refinements to reflect its observations, notably with respect to most home equity lines of credit ("HELOC")projections to:

•	reflect increased recoveries on newly defaulted loans as well as previously defaulted loans

•	project incremental defaults associated with increased monthly payments that occur when interest-only periods end

•	increase the assumed final conditional prepayment rate from 10% to 15%

The methodology and assumptions the Company uses to project second lien RMBS losses and the scenarios it employs are described in more detail in Note 5, Expected Loss to be Paid, of the Financial Statements and Supplementary Data under " - U.S. Second Lien RMBS Loss Projections."

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

U.S. RMBS Economic Loss Development: Based on its observations of the performance of its insured transactions (including early stage delinquencies, late stage delinquencies and loss severity) as well as the residential property market and economy in general, the Company chose to use the same general approach (with the refinements described below) to project RMBS losses as of December 31, 2013 as it used as of December 31, 2012. The Company's use of the same general methodology to project RMBS losses as of December 31, 2013 as it used as of December 31, 2012 was consistent with its view at December 31, 2013 that the housing and mortgage market recovery was occurring at a slower pace than it anticipated at December 31, 2012.

The Company refined its first lien RMBS loss projection methodology as of December 31, 2013 to model explicitly the behavior of borrowers with loans that had been modified. The Company had observed that mortgage loan servicers were modifying more mortgage loans (reducing or forbearing from collecting interest or principal or both due on mortgage loans) to reduce the borrowers’ monthly payments and so improve their payment performance than was the case before the mortgage crisis. Borrowers who are current based on their new, reduced monthly payments are generally reported as current, but are more likely to default than borrowers who are current and whose loans have not been modified. The Company believed modified loans are most likely to default again during the first year after modification. The Company set its liquidation rate assumptions as of December 31, 2012 based on observed roll rates and with modification activity in mind. As of December 31, 2013, the Company made a number of refinements to its first lien RMBS loss projection assumptions to treat loan modifications explicitly. Specifically, in the base case approach, it:

•	established a liquidation rate assumption for loans reported as current but that had been reported as modified in the previous 12 months

•	assumed that currently delinquent loans that did not roll to liquidation would behave like modified loans, and so applied the modified loan liquidation rate to them

•
increased from two to three years the period over which it calculates the initial CDR based on assumed liquidations of non-performing loans and modified loans, to account for the longer period modified loans will take to default

•
increased the period it assumes the transactions will experience the initial loss severity assumption before it improves and the period during which the transaction will experience low voluntary prepayment rates

•	established an assumption for servicers not to advance loan payments on all delinquent loans

The methodology and revised assumptions the Company used to project first lien RMBS losses and the scenarios it employed are described in more detail Note 5, Expected Loss to be Paid, of the Financial Statements and Supplementary Data. The refinement in assumptions described above resulted in a reduction of the initial CDRs but the application of the initial CDRs for a longer period generally resulted in a higher amount of loans being liquidated at the initial CDR under the refined assumptions than under the initial CDR under the previous assumptions. The Company estimated the impact of all of the refinements to its assumptions described above to be an increase of expected losses of approximately $8 million (before adjustments for settlements or loss mitigation purchases) by running on the first lien RMBS portfolio as of December 31, 2013 base case assumptions similar to what it used as of December 31, 2012 and comparing those results to the results from the refined assumptions.

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

Loss and LAE (Financial Guaranty Insurance Contracts)

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

While expected loss to be paid is an important liquidity measure that provides the present value of amounts that the Company expects to pay or recover in future periods on all contracts, expected loss to be expensed is important because it presents the Company’s projection of incurred losses that will be recognized in future periods as deferred premium revenue amortizes into income on financial guaranty insurance policies. Expected loss to be paid for FG VIEs pursuant to AGC’s and AGM’s financial guaranty policies is calculated in a manner consistent with financial guaranty insurance contracts, but eliminated in consolidation under GAAP.

The following table presents the loss and LAE recorded in the consolidated statements of operations. These amounts are based on economic loss development and expected losses to be paid that are discussed above, and the amortization of unearned premium reserve on a transaction by transaction basis. Amounts presented are net of reinsurance.

Loss and LAE Reported
on the Consolidated Statements of Operations

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Public finance	$393	$191	$214
Structured finance
U.S. RMBS	54	(129)	(4)
Other structured finance	5	94	(35)
Structured finance	59	(35)	(39)
Total insurance contracts before FG VIE consolidation	452	156	175
Effect of consolidating FG VIEs	(28)	(30)	(21)
Total loss and LAE (1)	$424	$126	$154
____________________

(1)
Excludes credit derivative loss expense of $22 million for 2015 and credit derivative benefit of $77 million and $1 million for 2014 and 2013, respectively, which are included in non-GAAP loss expense.

Loss and LAE in 2015 includes changes in loss estimates on Puerto Rico exposures, second lien U.S. RMBS HELOC transactions and Triple-X life insurance transactions. Some of the increases were partially offset by improvements in first lien U.S. RMBS and student loan transactions.

In 2014, losses and LAE primarily includes higher U.S. public finance loss estimates on Puerto Rico and Detroit, and higher structured finance losses attributable to Triple-X life insurance transactions. In 2014, loss and LAE also includes benefits in the U.S. RMBS portfolio due primarily to the settlement of several R&W claims. Changes in risk-free rates used to discount losses also adversely affected loss expense for long-dated transactions, however this component of loss expense does not reflect actual credit impairment or improvement in the period.

In 2013, losses incurred were due primarily to U.S. public finance, including Detroit, Puerto Rico and Harrisburg partially offset by positive developments in structured finance, primarily Triple-X life insurance transactions and U.S. RMBS. The positive developments in U.S. RMBS were primarily due to the settlement of several R&W claims.

For financial guaranty contracts accounted for as insurance, the amounts reported in the GAAP financial statements may only reflect a portion of the current period’s economic loss development and may also include a portion of prior-period economic loss development. The difference between economic loss development on financial guaranty insurance contracts and loss and LAE recognized in GAAP income relates to the effect of taking deferred premium revenue into account for GAAP loss and LAE, which is not considered in economic loss development.

The table below presents the expected timing of loss recognition for insurance contracts on both a reported GAAP net income and non-GAAP operating income basis.

Financial Guaranty Insurance
Net Expected Loss to be Expensed
As of December 31, 2015

	In GAAP Reported Income	In Non-GAAP Operating Income
	(in millions)
2016	$38	$48
2017	31	40
2018	30	38
2019	29	36
2020	27	32
2021-2025	102	117
2026-2030	70	79
2031-2035	41	50
After 2035	19	24
Net expected loss to be expensed	387	464
Discount	286	327
Total expected future loss and LAE	$673	$791
____________________

(1)	Net expected loss to be expensed for GAAP reported income is different than operating income, a non-GAAP financial measure, by the amount related to consolidated FG VIEs and credit derivatives.

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

Except for net estimated credit impairments (i.e., net expected payments), the unrealized gains and losses on credit derivatives are expected to reduce to zero as the exposure approaches its maturity date. Changes in the fair value of the Company’s credit derivatives that do not reflect actual or expected claims or credit losses have no impact on the Company’s statutory claims-paying resources, rating agency capital or regulatory capital positions. Expected losses to be paid in respect of contracts accounted for as credit derivatives are included in the discussion above “—Economic Loss Development.”

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

The valuation of the Company’s credit derivative contracts requires the use of models that contain significant, unobservable inputs, and are classified as Level 3 in the fair value hierarchy. The models used to determine fair value are primarily developed internally based on market conventions for similar transactions that the Company observed in the past. There has been very limited new issuance activity in this market over the past several years and as of December 31, 2015, market prices for the Company’s credit derivative contracts were generally not available. Inputs to the estimate of fair value include various market indices, credit spreads, the Company’s own credit spread, and estimated contractual payments. See Note 7, Fair Value Measurement, of the Financial Statements and Supplemental Data for additional information.

Net Change in Fair Value of Credit Derivatives
Gain (Loss)

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Realized gains on credit derivatives	$63	$73	$121
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	(81)	(50)	(163)
Realized gains (losses) and other settlements on credit derivatives(1)	(18)	23	(42)
Net change in unrealized gains (losses) on credit derivatives:
Pooled corporate obligations	147	(18)	(32)
U.S. RMBS	396	814	(69)
CMBS	42	2	—
Other	161	2	208
Net change in unrealized gains (losses) on credit derivatives	746	800	107
Net change in fair value of credit derivatives	$728	$823	$65
____________________

(1)	Includes realized gains and losses due to terminations of CDS contracts.

Net credit derivative premiums, included in the realized gains on credit derivatives line in the table above, have declined in 2015 and 2014 due primarily to the decline in the net par outstanding to $25.6 billion at December 31, 2015 from $35.0 billion at December 31, 2014 and $54.5 billion at December 31, 2013. The following table present the effect of terminations on realized gains (losses) and other settlements on credit derivatives.

Net Par and Realized Gain and Losses
from Terminations of Credit Derivative Contracts

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Net par of terminated credit derivative contracts	$2,777	$3,591	$4,054
Realized gains on credit derivatives	13	1	21
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	116	26	—

During 2015, unrealized fair value gains were generated primarily as a result of CDS terminations. The Company reached a settlement agreement with one CDS counterparty to terminate five Alt-A first lien CDS transactions resulting in unrealized fair value gains of $213 million and was the primary driver of the unrealized fair value gains in the U.S. RMBS sector. The Company also terminated a CMBS transaction, a Triple-X life insurance securitization transaction, and a distressed middle market collateralized loan obligation ("CLO") securitization during the period and recognized unrealized fair value gains of $41 million, $99 million and $99 million, respectively. These were the primary drivers of the unrealized fair value gains in the CMBS, Other, and pooled corporate CLO sectors, respectively, during the period. The remainder of the fair value gains for the period were a result of tighter implied net spreads across all sectors. The tighter implied net spreads were primarily a result of the increased cost to buy protection in AGC’s and AGM’s name, particularly for the one year CDS spread. These transactions were pricing at or above their floor levels, therefore when the cost of purchasing CDS protection on AGC and AGM increased, the implied spreads that the Company would expect to receive on these transactions decreased. Finally, during 2015 there was a refinement in methodology to address an instance in a U.S. RMBS transaction where the Company now expects recoveries. This refinement resulted in approximately $49 million in fair value gains in 2015.

During 2014, unrealized fair value gains were generated primarily in the U.S. RMBS prime first lien, Option ARM and subprime sectors. This is primarily due to a significant unrealized fair value gain in the Option ARM and Alt-A first lien sector of approximately $543 million, as a result of the terminations of three large Alt-A first lien resecuritization transactions and one Option ARM first lien transaction during the period. In addition, there was an unrealized gain of approximately $346 million related to the change in index used to determine fair value during the fourth quarter of 2014. In the fourth quarter of 2014, new market indices were published on Option ARM and Alt-A first lien securitizations. As part of the Company’s normal review process the Company reviewed these indices and based upon the collateral make-up, collateral vintage, and collateral loss experience, determined it to be a better market indication for the Company’s Option ARM and Alt-A first lien securitizations. The unrealized fair value gains were partially offset by unrealized fair value losses generated by wider implied net spreads. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC’s and AGM’s name, as the market cost of AGC's and AGM’s credit protection decreased during the period. These transactions were pricing at or above their floor levels (or the minimum rate at which the Company would consider assuming these risks based on historical experience); therefore when the cost of purchasing CDS protection on AGC and AGM decreased, the implied spreads that the Company would expect to receive on these transactions increased.

During 2013, unrealized fair value gains were generated in the “other” sector primarily as a result of the termination of a film securitization transaction and a U.K. infrastructure transaction, as well as price improvement on a Triple-X life insurance transaction. These unrealized gains were partially offset by unrealized fair value losses in the prime first lien, Alt-A, Option ARM and subprime RMBS sectors due to wider implied net spreads. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC’s name as the market cost of AGC’s credit protection decreased. These transactions were pricing above their floor levels; therefore when the cost of purchasing CDS protection on AGC decreased, the implied spreads that the Company would expect to receive on these transactions increased. The cost of AGM’s credit protection also decreased slightly during 2013, but did not lead to significant fair value losses, as the majority of AGM policies continue to price at floor levels. The company terminated a film securitization CDS for a payment of $120 million which was recorded in realized gains (losses) and other settlements on credit derivatives, with a corresponding release of the unrealized loss recorded in unrealized gains (losses) on credit derivatives of $127 million for a net change in fair value of credit derivatives of $7 million.

CDS Spread on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of December 31, 2015	As of December 31, 2014	As of December 31, 2013
Five-year CDS spread:
AGC	376	323	460
AGM	366	325	525

One-year CDS spread
AGC	139	80	185
AGM	131	85	220

Effect of Changes in the Company’s Credit Spread on
Unrealized Gains (Losses) on Credit Derivatives

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Change in unrealized gains (losses) of credit derivatives:
Before considering implication of the Company’s credit spreads	$663	$1,396	$1,374
Resulting from change in the Company’s credit spreads	83	(596)	(1,267)
After considering implication of the Company’s credit spreads	$746	$800	$107

Management believes that the trading level of AGC’s and AGM’s credit spreads is due to the correlation between AGC’s and AGM’s risk profile, the current risk profile of the broader financial markets, and to increased demand for credit protection against AGC and AGM as the result of its financial guaranty volume, as well as the overall lack of liquidity in the CDS market. Offsetting the benefit attributable to AGC’s and AGM’s credit spread were higher credit spreads in the fixed income security markets relative to pre-financial crisis levels. The higher credit spreads in the fixed income security market are due to the lack of liquidity in the high-yield CDO, trust preferred securities CDO ("TruPS CDOs"), and CLO markets as well as continuing market concerns over the 2005-2007 vintages of RMBS.

Interest Expense

Changes in interest expense between 2015 and 2013 relate to the timing of debt issuance. In June 2014, the Company issued $500 million aggregate principal amount of 5.0% Senior Notes due 2024. All other long term debt of the U.S. holding companies was outstanding throughout all three years presented. See Note 16, Long-Term Debt and Credit Facilities, of the Financial Statements and Supplementary Data. The following table presents the components of interest expense.

Interest Expense

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Debt issued by AGUS	$49	$36	$23
Debt issued by AGMH	54	54	54
Notes payable by AGM	(2)	2	5
Total	$101	$92	$82

Other Operating Expenses and Amortization of Deferred Acquisition Costs

2015 compared with 2014: Other operating expenses increased in 2015 compared to 2014 due primarily to $12 million in expenses related to the Radian Asset Acquisition and expenses related to the planned relocation of the New York offices in the summer of 2016. The Radian Asset Acquisition expenses were comprised mainly of fees paid to financial and legal advisors and to the independent auditor. Relocation expenses include broker fees and accelerated depreciation of unamortized improvements in the current New York office.

2014 compared with 2013: Other operating expenses increased primarily due to higher employee compensation and severance expense, partially offset by the reduction in the credit facility fee with Dexia (see Note 16, Long-Term Debt and Credit Facilities, of the Financial Statements and Supplementary Data) and lower premium tax expense. In addition, amortization of deferred acquisition costs increased due primarily to certain premium accelerations.

Financial Guaranty Variable Interest Entities

As of December 31, 2015 and 2014, the Company consolidated 34 and 32 VIEs, respectively. The table below presents the effects on reported GAAP income resulting from consolidating these FG VIEs and eliminating their related insurance and investment accounts and, in total, represents a difference between GAAP reported net income and non-GAAP operating income attributable to FG VIEs. The consolidation of FG VIEs has a significant effect on net income and shareholders' equity due to (1) changes in fair value gains (losses) on FG VIE assets and liabilities, (2) the eliminations of premiums and losses related to the AGC and AGM FG VIE liabilities with recourse and (3) the elimination of investment balances related to the Company’s purchase of AGC and AGM insured FG VIE debt. Upon consolidation of a FG VIE, the related insurance and, if applicable, the related investment balances, are considered intercompany transactions and therefore eliminated. See “—Non-GAAP Financial Measures—Operating Income” below and Note 9, Consolidated Variable Interest Entities, of the Financial Statements and Supplementary Data for more details.

Effect of Consolidating FG VIEs on Net Income (Loss)

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Net earned premiums	$(21)	$(32)	$(60)
Net investment income	(32)	(11)	(13)
Net realized investment gains (losses)	10	(5)	2
Fair value gains (losses) on FG VIEs	38	255	346
Loss and LAE	28	30	21
Bargain purchase gain	2	—	—
Other income (loss)	0	(2)	—
Effect on net income before tax	25	235	296
Less: tax provision (benefit)	8	82	103
Effect on net income (loss)	$17	$153	$193

Fair value gains (losses) on FG VIEs represent the net change in fair value on the consolidated FG VIEs’ assets and liabilities. In 2015, the Company recorded a pre-tax net fair value gain on consolidated FG VIEs of $38 million, which was primarily driven by price appreciation on the Company's FG VIE assets during the year that resulted from improvements in the underlying collateral, as well as large principal paydowns made on the Company's FG VIEs.

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

Provision for Income Tax

Deferred income tax assets and liabilities are established for the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Such temporary differences relate principally to unrealized gains and losses on investments and credit derivatives, FG VIE fair value adjustments, loss and LAE reserve, unearned premium reserve and tax attributes for net operating losses, alternative minimum tax credits and foreign tax credits. As of December 31, 2015 and December 31, 2014, the Company had a net deferred income tax asset of $276 million and $260 million, respectively. As of December 31, 2015, the Company had alternative minimum tax credits of $55 million which do not expire.

Provision for Income Taxes and Effective Tax Rates

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Total provision (benefit) for income taxes	$375	$443	$334
Effective tax rate	26.2%	28.9%	29.2%

The Company’s effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, U.K. subsidiaries taxed at the U.K. blended marginal corporate tax rate of 20.25% unless subject to U.S. tax by election or as a U.S. controlled foreign corporation, and no taxes for the Company’s Bermuda subsidiaries unless subject to U.S tax by election or as a U.S. controlled foreign corporation. The Company’s overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions. In each of the periods presented, the portion of taxable income from each jurisdiction varied. The non-taxable book-to-tax differences were consistent as compared to the prior period, except for bargain purchase gain that was not recognized for tax purposes. See Note 12, Income Taxes, of the Financial Statements and Supplementary Data for more details.

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

Reconciliation of Net Income (Loss)
to Operating Income

	Year Ended December 31,
	2015	2014	2013
	(dollars in millions)
Net income (loss)	$1,056	$1,088	$808
Less after-tax adjustments:
Realized gains (losses) on investments	(25)	(34)	40
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	358	500	(40)
Fair value gains (losses) on CCS	17	(7)	7
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(10)	(15)	(1)
Effect of consolidating FG VIEs	17	153	193
Operating income	$699	$491	$609

Effective tax rate on operating income	24.5%	29.0%	26.7%

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

Reconciliation of Shareholders’ Equity
to Adjusted Book Value

	As of December 31, 2015		As of December 31, 2014
	Total	Per Share	Total	Per Share
	(dollars in millions, except per share amounts)
Shareholders’ equity	$6,063	$43.96	$5,758	$36.37
Less after-tax adjustments:
Effect of consolidating FG VIEs	(23)	(0.16)	(44)	(0.28)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(160)	(1.16)	(527)	(3.33)
Fair value gains (losses) on CCS	40	0.29	23	0.14
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	260	1.88	373	2.36
Operating shareholders’ equity	5,946	43.11	5,933	37.48
After-tax adjustments:
Less: Deferred acquisition costs	147	1.06	156	0.99
Plus: Net present value of estimated net future credit derivative revenue	116	0.84	109	0.69
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	2,524	18.29	2,609	16.48
Adjusted book value	$8,439	$61.18	$8,495	$53.66

Shareholder's equity and operating shareholders' equity increased since December 31, 2014 due mainly to the Radian Asset Acquisition and positive income, partially offset by share repurchases and dividends. Adjusted book value decreased due mainly to share repurchases and dividends. Operating shareholders' equity per share and adjusted book value per share benefited from the repurchase of 21 million common shares in 2015.

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

Reconciliation of PVP to Gross Written Premiums

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Total PVP	$179	$168	$141
Less: PVP of non-financial guaranty insurance	7	—	—
PVP of financial guaranty insurance	172	168	141
Less: Financial guaranty installment premium PVP	46	42	26
Total: Financial guaranty upfront gross written premiums	126	126	115
Plus: Installment gross written premiums and other GAAP adjustments	55	(22)	8
Total gross written premiums	$181	$104	$123

Insured Portfolio

The following tables present the insured portfolio by asset class net of cessions to reinsurers. It includes all financial guaranty contracts outstanding as of the dates presented, regardless of the form written (i.e., credit derivative form or traditional financial guaranty insurance form) or the applicable accounting model (i.e., insurance, derivative or VIE consolidation). The Company excludes amounts attributable to loss mitigation securities (unless otherwise indicated) from par and Debt Service outstanding because it manages such securities as investments not insurance exposures.

Net Par Outstanding and Average Internal Rating by Sector

	As of December 31, 2015		As of December 31, 2014
Sector	Net Par Outstanding	Avg. Rating	Net Par Outstanding	Avg. Rating
	(dollars in millions)
Public finance:
U.S.:
General obligation	$126,255	A	$140,276	A
Tax backed	58,062	A	62,525	A
Municipal utilities	45,936	A	52,090	A
Transportation	23,454	A	27,823	A
Healthcare	15,006	A	14,848	A
Higher education	11,936	A	13,099	A
Infrastructure finance	4,993	BBB	4,181	BBB
Housing	2,037	A	2,779	A+
Investor-owned utilities	916	A-	944	A-
Other public finance	3,271	A	3,558	A
Total public finance—U.S.	291,866	A	322,123	A
Non-U.S.:
Infrastructure finance	12,728	BBB	12,808	BBB
Regulated utilities	10,048	BBB+	10,914	BBB+
Pooled infrastructure	1,879	AA	2,420	AA
Other public finance	4,922	A	5,217	A
Total public finance—non-U.S.	29,577	BBB+	31,359	BBB+
Total public finance	321,443	A	353,482	A
Structured finance:
U.S.:
Pooled corporate obligations	16,008	AAA	20,646	AAA
RMBS	7,067	BBB-	9,417	BBB-
Insurance securitizations	3,000	A+	3,433	A-
Consumer receivables	2,099	A-	2,099	BBB+
Financial products	1,906	AA-	2,276	AA-
CMBS and other commercial real estate related exposures	533	AAA	1,957	AAA
Commercial receivables	427	BBB+	560	BBB+
Other structured finance	730	AA-	783	AA-
Total structured finance—U.S.	31,770	AA-	41,171	AA-
Non-U.S.:
Pooled corporate obligations	3,645	AA	6,604	AA+
Commercial receivables	600	BBB+	944	BBB
RMBS	492	BBB	794	A
Other structured finance	621	AA-	734	AA
Total structured finance—non-U.S.	5,358	AA-	9,076	AA
Total structured finance	37,128	AA-	50,247	AA-
Total net par outstanding	$358,571	A	$403,729	A

The following tables set forth the Company’s net financial guaranty portfolio by internal rating.

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2015

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$3,053	1.1%	$709	2.4%	$14,366	45.2%	$2,709	50.6%	$20,837	5.8%
AA	69,274	23.7	2,017	6.8	7,934	25.0	177	3.3	79,402	22.1
A	157,440	53.9	6,765	22.9	2,486	7.8	555	10.3	167,246	46.7
BBB	54,315	18.6	18,708	63.2	1,515	4.8	1,365	25.5	75,903	21.2
BIG	7,784	2.7	1,378	4.7	5,469	17.2	552	10.3	15,183	4.2
Total net par outstanding (1)(2)	$291,866	100.0%	$29,577	100.0%	$31,770	100.0%	$5,358	100.0%	$358,571	100.0%
_____________________

(1)	Excludes $1.5 billion of loss mitigation securities insured and held by the Company as of December 31, 2015, which are primarily BIG.

(2)	The December 31, 2015 amounts include $10.9 billion of net par acquired from Radian Asset.

 Financial Guaranty Portfolio by Internal Rating
As of December 31, 2014

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$4,082	1.3%	$615	2.0%	$20,037	48.7%	$5,409	59.6%	$30,143	7.5%
AA	90,464	28.1	2,785	8.9	8,213	19.9	503	5.5	101,965	25.3
A	176,298	54.7	7,192	22.9	2,940	7.1	445	4.9	186,875	46.3
BBB	43,429	13.5	19,363	61.7	1,795	4.4	1,912	21.1	66,499	16.4
BIG	7,850	2.4	1,404	4.5	8,186	19.9	807	8.9	18,247	4.5
Total net par outstanding (1)	$322,123	100.0%	$31,359	100.0%	$41,171	100.0%	$9,076	100.0%	$403,729	100.0%
_____________________

(1)	Excludes $1.3 billion of loss mitigation securities insured and held by the Company as of December 31, 2014, which are primarily BIG.

The tables below show the Company's ten largest U.S. public finance, U.S. structured finance and non-U.S. exposures by revenue source, excluding related authorities and public corporations, as of December 31, 2015:

Ten Largest U.S. Public Finance Exposures
by Revenue Source
As of December 31, 2015

	Net Par Outstanding	Percent of Total U.S. Public Finance Net Par Outstanding	Rating
	(dollars in millions)
New Jersey (State of)	$4,692	1.6%	BBB+
California (State of)	2,400	0.8	A
Illinois (State of)	2,136	0.7	BBB+
New York (City of) New York	2,082	0.7	AA-
Chicago (City of) Illinois	1,960	0.7	BBB+
New York (State of)	1,916	0.7	A+
Skyway Concession Company LLC (1)	1,842	0.6	BBB-
Puerto Rico General Obligation, Appropriations and Guarantees of the Commonwealth	1,821	0.6	CCC
Massachusetts (Commonwealth of)	1,780	0.6	AA
Los Angeles, California Unified School District	1,615	0.6	AA-
Total of top ten U.S. public finance exposures	$22,244	7.6%
_____________________

(1)
On February 25, 2016, in connection with the sale of the membership interests in SCC, the various SCC obligations insured by the Company were retired. See Note 5, Expected Loss to be Paid for additional information.

Ten Largest U.S. Structured Finance Exposures
As of December 31, 2015

	Net Par Outstanding	Percent of Total U.S. Structured Finance Net Par Outstanding	Rating
	(dollars in millions)
Stone Tower Credit Funding	$835	2.6%	AAA
Private US Insurance Securitization	800	2.5	AA
Synthetic Investment Grade Pooled Corporate CDO	767	2.4	AAA
Synthetic Investment Grade Pooled Corporate CDO	744	2.3	AAA
Fortress Credit Opportunities I, LP.	715	2.3	AA
Synthetic Investment Grade Pooled Corporate CDO	655	2.1	AAA
Wachovia Super Senior CDO 2007-1	563	1.8	AAA
Synthetic Investment Grade Pooled Corporate CDO	516	1.6	AAA
Private US Insurance Securitization	500	1.6	AA
Shenandoah Trust Capital I Term Securities	484	1.5	A+
Total of top ten U.S. structured finance exposures	$6,579	20.7%

Ten Largest Non-U.S. Exposures
As of December 31, 2015

	Country	Net Par Outstanding	Percent of Total Non-U.S. Net Par Outstanding	Rating
		(dollars in millions)
Quebec Province	Canada	$2,089	6.0%	A+
Thames Water Utility Finance PLC	United Kingdom	1,167	3.3	A-
Societe des Autoroutes du Nord et de l'Est de France S.A.	France	960	2.7	BBB+
Channel Link Enterprises Finance PLC (Eurotunnel)	France, United Kingdom	907	2.6	BBB
Capital Hospitals (Issuer) PLC	United Kingdom	803	2.3	BBB-
Southern Water Services Limited	United Kingdom	729	2.1	A-
International Infrastructure Pool	United Kingdom	671	1.9	AA
Southern Gas Networks PLC	United Kingdom	661	1.9	BBB
Verbund - Lease and Sublease of Hydro-Electric equipment	Austria	644	1.8	AAA
South Lanarkshire Schools	Scotland	631	1.8	BBB-
Total of top ten non-U.S. exposures		$9,262	26.4%

Financial Guaranty Portfolio by Geographic Area

The following table sets forth the geographic distribution of the Company's financial guaranty portfolio.

Geographic Distribution
of Financial Guaranty Portfolio
As of December 31, 2015

	Number of Risks	Net Par Outstanding	Percent of Total Net Par Outstanding
		(dollars in millions)
U.S.:
U.S. Public Finance:
California	1,514	$47,731	13.3%
Texas	1,307	23,891	6.7
Pennsylvania	944	23,655	6.6
New York	961	22,513	6.3
Illinois	816	22,220	6.2
Florida	369	16,595	4.6
New Jersey	553	13,605	3.8
Michigan	577	10,898	3.0
Georgia	183	6,991	1.9
Ohio	464	6,753	1.9
Other states and U.S. territories	3,927	97,014	27.0
Total U.S. public finance	11,615	291,866	81.3
U.S. Structured finance (multiple states)	723	31,770	8.9
Total U.S.	12,338	323,636	90.2
Non-U.S.:
United Kingdom	101	17,565	4.9
Australia	22	3,349	0.9
Canada	10	3,099	0.9
France	16	2,609	0.7
Italy	8	1,296	0.4
Other	72	7,017	2.0
Total non-U.S.	229	34,935	9.8
Total	12,567	$358,571	100.0%

Exposure to Puerto Rico

The Company has insured exposure to general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $5.1 billion net par as of December 31, 2015, all of which are rated BIG. In 2015, the Company's Puerto Rico exposures increased due to (1) net par acquired in the Radian Asset Acquisition, $385 million of which was outstanding as of December 31, 2015, and (2) a commutation of previously ceded Puerto Rico exposures.

Puerto Rico has experienced significant general fund budget deficits in recent years. These deficits, until recently, were covered primarily with the net proceeds of bond issuances, interim financings provided by GDB and, in some cases, one-time revenue measures or expense adjustment measures. In addition to high debt levels, Puerto Rico faces a challenging economic environment.

In June 2014, the Puerto Rico legislature passed the Recovery Act in order to provide a legislative framework for certain public corporations experiencing severe financial stress to restructure their debt, including Puerto Rico Highway and Transportation Authority ("PRHTA") and PREPA. Subsequently, the Commonwealth stated PREPA might need to seek relief under the Recovery Act due to liquidity constraints. Investors in bonds issued by PREPA filed suit in the United States District Court for the District of Puerto Rico challenging the Recovery Act. On February 6, 2015, the U.S. District Court for the District of Puerto Rico ruled the Recovery Act is preempted by the U.S. Bankruptcy Code and is therefore void. On July 6, 2015, the U.S. Court of Appeals for the First Circuit upheld that ruling, and on December 4, 2015, the U.S. Supreme Court granted petitions for writs of certiorari relating to that ruling. Oral arguments have been scheduled for March 22, 2016. Typical Supreme Court practice suggests a decision could be announced in June 2016, but there is no assurance that an opinion will be announced at such time, especially in light of the recent Supreme Court vacancy.

On June 28, 2015, Governor García Padilla of Puerto Rico (the "Governor") publicly stated that the Commonwealth’s public debt, considering the current level of economic activity, is unpayable and that a comprehensive debt restructuring may be necessary, and he has made similar statements since then. On June 29, 2015 a report commissioned by the Commonwealth and authored by former World Bank Chief Economist and former Deputy Director of the International Monetary Fund Dr. Anne Krueger and economists Dr. Ranjit Teja and Dr. Andrew Wolfe and calling for debt restructuring of all Puerto Rico bonds was released ("Krueger Report").

Puerto Rico Public Finance Corporation (“PFC”), a subsidiary of the GDB, failed to make most of an approximately $58 million Debt Service payment on August 3, 2015 and to make subsequent Debt Service payments because the Commonwealth’s legislature did not appropriate funds for payment.  The Company does not insure any obligations of the PFC. On January 1, 2016, PRIFA defaulted on payment of a portion of the interest due on its bonds on that date. For those PRIFA bonds the Company had insured, the Company paid approximately $451 thousand of claims for the interest payments on which PRIFA had defaulted.

On September 9, 2015, the Working Group for the Fiscal and Economic Recovery of Puerto Rico (“Working Group”) established by the Governor published its “Puerto Rico Fiscal and Economic Growth Plan” (the “FEGP”). The FEGP projected that the Commonwealth would face a cumulative financing gap of $27.8 billion from fiscal year 2016 to fiscal year 2020 without corrective action. Various stakeholders and analysts have publicly questioned the accuracy of the $27.8 billion gap projected by the Working Group. The FEGP recommended economic development, structural, fiscal and institutional reform measures that it projects would reduce that gap to $14.0 billion. The Working Group asserts that the Commonwealth’s debt, including debt with a constitutional priority, is not sustainable. The FEGP included a recommendation that the Commonwealth’s advisors begin to work on a voluntary exchange offer to its creditors as part of the FEGP. The FEGP does not have the force of law and implementation of its recommendations would require actions by the governments of the Commonwealth and of the United States as well as the cooperation and agreement of various creditors.
On November 30, 2015 and December 8, 2015, the Governor issued executive orders (“Clawback Orders”) directing the Puerto Rico Department of Treasury and the Puerto Rico Tourism Company to retain or transfer certain taxes and revenues pledged to secure the payment of bonds issued by PRHTA, PRIFA and PRCCDA. On January 7, 2016, the Company sued various Puerto Rico governmental officials in the United States District Court, District of Puerto Rico asserting that this attempt to “claw back” pledged taxes and revenues is unconstitutional, and demanding declaratory and injunctive relief. The Puerto Rico credits insured by the Company impacted by the Clawback Orders are shown in the table “Puerto Rico Net Par Outstanding” below.

On January 18, 2016, the Working Group published an updated FEGP that projected the cumulative financing gap beyond 2020 would continue to increase to $63.4 billion without corrective action. The Working Group followed that up with the publication on February 1, 2016, of a proposal for a voluntary exchange of $49.2 billion of tax supported debt into $26.5 billion of new mandatorily payable base bonds and $22.7 billion of growth bonds.

There have been a number of other proposals, plans and legislative initiatives offered in Puerto Rico and in the United States aimed at addressing Puerto Rico’s fiscal issues. Among the responses proposed is a federal financial control board and access to bankruptcy courts or another restructuring mechanism. U.S. House of Representatives Speaker Paul Ryan has asked that a legislative response be presented to the House of Representatives by the end of March 2016. The final shape and timing of responses to Puerto Rico’s distress eventually enacted or implemented by Puerto Rico or the United States, if any, and the impact of any such actions on obligations insured by the Company, is uncertain and may differ substantially from the recommendations of the Working Group or any other proposals or plans described in the press or offered to date or in the future.

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
PREPA

As of December 31, 2015, the Company had $744 million insured net par outstanding of PREPA obligations. In August 2014, PREPA entered into forbearance agreements with the GDB, its bank lenders, and bondholders and financial guaranty insurers (including AGM and AGC) that hold or guarantee more than 60% of PREPA's outstanding bonds, in order to address its near-term liquidity issues. Creditors, including AGM and AGC, agreed not to exercise available rights and remedies until March 31, 2015, and the bank lenders agreed to extend the maturity of two revolving lines of credit to the same date. PREPA agreed it would continue to make principal and interest payments on its outstanding bonds, and interest payments on its lines of credit. It also agreed it would develop a five year business plan and a recovery program in respect of its operations. Subsequently, most of the parties extended these forbearance agreements several times.

On July 1, 2015, PREPA made full payment of the $416 million of principal and interest due on its bonds, including bonds insured by AGM and AGC. However, that payment was conditioned on and facilitated by AGM and AGC agreeing, also on July 1, to purchase a portion of $131 million of interest-bearing bonds to help replenish certain of the operating funds PREPA used to make the $416 million of principal and interest payments. On July 31, 2015, AGM and AGC purchased $74 million aggregate principal amount of those bonds; the bonds were repaid in full in 2016.

On December 24, 2015, AGM and AGC entered into a RSA with PREPA, an ad hoc group of uninsured bondholders and a group of fuel-line lenders that would, subject to certain conditions, result in, among other things, modernization of the utility and a restructuring of current debt. Upon finalization of the contemplated restructuring transaction, insured PREPA revenue bonds (with no reduction to par or stated interest rate or extension of maturity) will be supported by securitization bonds issued by a special purpose corporation and secured by a transition charge assessed on ratepayers. To facilitate the securitization transaction, which enables PREPA to achieve debt relief and more efficient capital markets financing, Assured Guaranty will issue surety insurance policies in an aggregate amount not expected to exceed $113 million in exchange for a market premium and to support a portion of the reserve fund for the securitization bonds. Certain of the creditors also agreed, subject to certain conditions, to participate in a bridge financing. The Company’s share of the bridge financing is approximately $15 million. Legislation purportedly meeting the requirements of the RSA was enacted on February 16, 2016.  The closing of the restructuring transaction, the issuance of the surety bonds and the closing of the bridge financing are subject to certain conditions, including confirmation that the enacted legislation meets all requirements of the RSA and execution of acceptable documentation and legal opinions.
There can be no assurance that the conditions in the RSA will be met or that, if the conditions are met, the RSA’s other provisions, including those related to the restructuring of the insured PREPA revenue bonds, will be implemented. PREPA, during the pendency of the agreements, has suspended deposits into its debt service fund.

PRHTA

As of December 31, 2015, the Company had $909 million insured net par outstanding of PRHTA (Transportation revenue) bonds and $370 million net par of PRHTA (Highway revenue) bonds. In March 2015, legislation was passed in the Commonwealth that would have supported proposals involving the GDB and PRIFA and would have, among other things, strengthened PRHTA. The proposals involved the issuance of up to $2.95 billion of bonds by PRIFA, but the Company believes the Commonwealth is no longer pursuing those proposals. In addition, PRHTA is one of the public corporations affected by the Clawback Orders.

Municipal Finance Agency
As of December 31, 2015, the Company had $387 million net par outstanding of bonds issued by the Puerto Rico Municipal Finance Agency (“MFA”) secured by a pledge of local property tax revenues. On October 13, 2015, the Company filed a motion to intervene in litigation between Centro de Recaudación de Ingresos Municipales (“CRIM”) and the GDB in which CRIM was seeking to ensure that the pledged tax revenues are, and will continue to be, available to support the MFA bonds. While the Company’s motion to intervene was denied, the GDB and CRIM have reported that they executed a new deed of trust that requires the GDB, as fiduciary, to keep the pledged tax revenues separate from any other GDB monies or accounts and that governs the manner in which the pledged revenues may be invested and dispersed.

Net Exposure to Puerto Rico
As of December 31, 2015

	Net Par Outstanding
	AGM Consolidated	AGC Consolidated	AG Re (1) Consolidated	Eliminations (2)	Total Net Par Outstanding (4)	Gross Par Outstanding	Internal Rating
	(in millions)
Exposures Previously Subject to the Voided Recovery Act(3):
PRHTA (Transportation revenue) (5)	$289	$475	$225	$(80)	$909	$936	CCC-
PREPA	431	74	239	—	744	902	CC
Puerto Rico Aqueduct and Sewer Authority	—	296	92	—	388	388	CCC
PRHTA (Highway revenue) (5)	219	101	50	—	370	575	CCC
Puerto Rico Convention Center District Authority ("PRCCDA") (5)	—	82	82	—	164	164	CCC-
Total	939	1,028	688	(80)	2,575	2,965

Exposures Not Previously Subject to the Voided Recovery Act:
Commonwealth of Puerto Rico - General Obligation Bonds	720	415	480	—	1,615	1,737	CCC
MFA	206	65	116	—	387	571	CCC-
Puerto Rico Sales Tax Financing Corporation	261	—	8	—	269	269	CCC+
Puerto Rico Public Buildings Authority	14	137	37	—	188	194	CCC
PRIFA (5) (6)	—	10	8	—	18	18	CCC-
University of Puerto Rico	—	1	—	—	1	1	CCC-
Total	1,201	628	649	—	2,478	2,790
Total net exposure to Puerto Rico	$2,140	$1,656	$1,337	$(80)	$5,053	$5,755

 ___________________

(1)	"AG Re" means Assured Guaranty Re Ltd.

(2)
Net par outstanding eliminations relate to second-to-pay policies under which an Assured Guaranty insurance subsidiary guarantees an obligation already insured by another Assured Guaranty insurance subsidiary.

(3)
On February 6, 2015, the U.S. District Court for the District of Puerto Rico ruled that the Recovery Act is preempted by the U.S. Bankruptcy Code and is therefore void. On July 6, 2015, the U.S. Court of Appeals for the First Circuit upheld that ruling, and on December 4, 2015, the U.S. Supreme Court granted petitions for writs of certiorari relating to that ruling.

(4)
Includes exposure to capital appreciation bonds with a current aggregate net par outstanding of $32 million and a fully accreted net par at maturity of $66 million. Of these amounts, current net par of $17 million and fully accreted net par at maturity of $50 million relate to the Puerto Rico Sales Tax Financing Corporation, current net par of $10 million and fully accreted net par at maturity of $11 million relate to the PRHTA, and current net par of $4 million and fully accreted net par at maturity of $5 million relate to the Commonwealth General Obligation Bonds.

(5)
The Governor issued executive orders on November 30, 2015 and December 8, 2015, directing the Puerto Rico Department of Treasury and the Puerto Rico Tourism Company to retain or transfer certain taxes and revenues pledged to secure the payment of bonds issued by PRHTA, PRIFA and PRCCDA. On January 7, 2016, the Company sued various Puerto Rico governmental officials in the United States District Court, District of Puerto Rico asserting that this attempt to “claw back” pledged taxes and revenues is unconstitutional, and demanding declaratory and injunctive relief.

(6)
On January 1, 2016 PRIFA defaulted on full payment of a portion of the interest due on its bonds on that date. For those PRIFA bonds the Company had insured, the Company paid approximately $451 thousand of claims for the interest payments on which PRIFA had defaulted.

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
Amortization Schedule
of Net Par Outstanding of Puerto Rico
As of December 31, 2015

	Scheduled Net Par Amortization
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	2026 -2030	2031 -2035	2036 -2040	2041 -2045	2046 -2047	Total
	(in millions)
Exposures Previously Subject to the Voided Recovery Act:
PRHTA (Transportation revenue)	$32	$36	$42	$28	$23	$18	$19	$21	$1	$26	$151	$227	$240	$45	$—	$909
PREPA	20	5	4	25	42	22	22	81	78	52	309	84	0	—	—	744
Puerto Rico Aqueduct and Sewer Authority	15	—	—	—	—	—	—	—	2	25	84	—	2	92	168	388
PRHTA (Highway revenue)	20	10	10	21	22	26	6	8	8	8	27	167	37	—	—	370
PRCCDA	11	—	—	—	—	—	—	—	—	—	19	105	29	—	—	164
Total	98	51	56	74	87	66	47	110	89	111	590	583	308	137	168	2,575

Exposures Not Previously Subject to the Voided Recovery Act:
Commonwealth of Puerto Rico - General Obligation Bonds	142	95	75	82	137	16	37	15	73	68	254	475	146	—	—	1,615
MFA	55	47	47	44	37	33	33	16	12	11	52	—	—	—	—	387
Puerto Rico Sales Tax Financing Corporation	(1)	(1)	(1)	(1)	(1)	(2)	(2)	1	0	(2)	(6)	32	98	155	—	269
Puerto Rico Public Buildings Authority	8	30	—	5	10	12	0	7	0	8	52	40	16	—	—	188
PRIFA	—	—	2	—	—	—	—	2	—	—	—	—	3	11	—	18
University of Puerto Rico	0	0	0	0	0	0	0	0	0	0	0	1	—	—	—	1
Total	204	171	123	130	183	59	68	41	85	85	352	548	263	166	—	2,478
Total net par for Puerto Rico	$302	$222	$179	$204	$270	$125	$115	$151	$174	$196	$942	$1,131	$571	$303	$168	$5,053

Amortization Schedule
of Net Debt Service Outstanding of Puerto Rico
As of December 31, 2015

	Scheduled Net Debt Service Amortization
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	2026 -2030	2031 -2035	2036 -2040	2041 -2045	2046 -2047	Total
	(in millions)
Exposures Previously Subject to the Voided Recovery Act:
PRHTA (Transportation revenue)	$80	$82	$86	$69	$63	$57	$57	$58	$37	$61	$309	$348	$288	$47	$—	$1,642
PREPA	55	38	37	58	74	52	50	109	102	72	366	92	0	—	—	1,105
Puerto Rico Aqueduct and Sewer Authority	35	19	19	19	19	19	19	19	21	45	160	68	70	160	181	873
PRHTA (Highway revenue)	40	29	29	39	39	42	20	21	21	21	87	203	39	—	—	630
PRCCDA	19	7	7	7	7	7	7	7	7	7	51	127	30	—	—	290
Total	229	175	178	192	202	177	153	214	188	206	973	838	427	207	181	4,540

Exposures Not Previously Subject to the Voided Recovery Act:
Commonwealth of Puerto Rico - General Obligation Bonds	226	172	146	150	201	72	93	69	127	116	458	606	161	—	—	2,597
MFA	74	64	62	56	47	40	39	21	16	15	57	—	—	—	—	491
Puerto Rico Sales Tax Financing Corporation	12	13	13	13	13	13	13	16	15	12	68	103	164	170	—	638
Puerto Rico Public Buildings Authority	18	39	8	12	18	20	6	14	6	14	72	49	17	—	—	293
PRIFA	0	1	3	1	1	1	1	3	0	0	4	4	6	12	—	37
University of Puerto Rico	0	0	0	0	0	0	0	0	0	0	0	1	—	—	—	1
Total	330	289	232	232	280	146	152	123	164	157	659	763	348	182	—	4,057
Total net debt service for Puerto Rico	$559	$464	$410	$424	$482	$323	$305	$337	$352	$363	$1,632	$1,601	$775	$389	$181	$8,597

Financial Guaranty Portfolio by Issue Size

The Company seeks broad coverage of the market by insuring and reinsuring small and large issues alike. The following table sets forth the distribution of the Company's portfolio by original size of the Company's exposure.

Public Finance Portfolio by Issue Size
As of December 31, 2015

Original Par Amount Per Issue	Number of Issues	Net Par Outstanding	% of Public Finance Net Par Outstanding
	(dollars in millions)
Less than $10 million	16,116	$44,672	13.9%
$10 through $50 million	5,746	97,227	30.2
$50 through $100 million	1,097	56,787	17.7
$100 million to $200 million	477	50,028	15.6
$200 million or greater	283	72,729	22.6
Total	23,719	$321,443	100.0%
Structured Finance Portfolio by Issue Size
As of December 31, 2015

Original Par Amount Per Issue	Number of Issues	Net Par Outstanding	% of Structured Finance Net Par Outstanding
	(dollars in millions)
Less than $10 million	217	$115	0.3%
$10 through $50 million	291	2,907	7.8
$50 through $100 million	105	3,313	8.9
$100 million to $200 million	157	8,069	21.8
$200 million or greater	169	22,724	61.2
Total	939	$37,128	100.0%

Exposure to Residential Mortgage-Backed Securities

The tables below provide information on the risk ratings and certain other risk characteristics of the Company’s financial guaranty insurance and credit derivative RMBS exposures as of December 31, 2015. U.S. RMBS exposures represent 2% of the total net par outstanding, and BIG U.S. RMBS represent 26% of total BIG net par outstanding. See Note 5, Expected Loss to be Paid, of the Financial Statements and Supplementary Data, for a discussion of expected losses to be paid on U.S. RMBS exposures.

Distribution of U.S. RMBS by Rating and Type of Exposure as of December 31, 2015

Ratings:	Prime First Lien	Alt-A First Lien	Option ARMs	Subprime First Lien	Second Lien	Total Net Par Outstanding
	(dollars in millions)
AAA	$9	$220	$16	$1,536	$0	$1,781
AA	95	325	91	482	108	1,102
A	1	—	4	41	1	47
BBB	56	15	—	94	0	165
BIG	284	793	141	1,304	1,452	3,973
Total exposures	$445	$1,353	$252	$3,457	$1,560	$7,067

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of December 31, 2015

Year insured:	Prime First Lien	Alt-A First Lien	Option ARMs	Subprime First Lien	Second Lien	Total Net Par Outstanding
	(in millions)
2004 and prior	$55	$56	$18	$1,069	$108	$1,305
2005	127	450	36	182	345	1,140
2006	85	196	35	724	438	1,478
2007	177	651	163	1,414	669	3,075
2008	—	—	—	68	—	68
Total exposures	$445	$1,353	$252	$3,457	$1,560	$7,067

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

In accordance with U.S. statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. All of the unauthorized reinsurers in the table below are required to post collateral for the benefit of the Company in an amount at least equal to the sum of their ceded unearned premium reserve, loss reserves and contingency reserves, all calculated on a statutory basis of accounting. In addition, certain authorized reinsurers in the table below post collateral on terms negotiated with the Company. Collateral may be in the form of letters of credit or trust accounts. The total collateral posted by all non-affiliated reinsurers as of December 31, 2015 was approximately $470 million.

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

In addition to assumed and ceded reinsurance arrangements, the Company may also have exposure to financial guaranty insurers in "second-to-pay" transactions, where the Company provides insurance on an obligation that is already insured by another financial guarantor. In that case, if the underlying obligor and the financial guarantor both fail to pay an amount scheduled to be paid, the Company would be obligated to pay. The Company underwrites these transactions based on the underlying obligation, without regard to the financial obligor. See Note 13, Reinsurance and Other Monoline Exposures, of the Financial Statements and Supplementary Data.

Exposure by Reinsurer

	Ratings at		Par Outstanding (1)
	February 24, 2016		As of December 31, 2015
Reinsurer	Moody’s Reinsurer Rating	S&P Reinsurer Rating	Ceded Par Outstanding	Second-to- Pay Insured Par Outstanding	Assumed Par Outstanding
	(dollars in millions)
American Overseas Reinsurance Company Limited (f/k/a Ram Re) (2)	WR (3)	WR	$5,227	$—	$30
Tokio Marine & Nichido Fire Insurance Co., Ltd. (2)	Aa3 (4)	A+ (4)	4,216	—	—
Syncora Guarantee Inc. (2)	WR	WR	2,451	1,244	727
Mitsui Sumitomo Insurance Co. Ltd. (2)	A1	A+ (4)	1,818	—	—
ACA Financial Guaranty Corp.	NR (5)	WR	714	20	—
Ambac Assurance Corporation	WR	WR	117	3,889	10,388
National (6)	A3	AA-	—	5,299	5,100
MBIA	(7)	(7)	—	1,802	440
FGIC	(8)	(8)	—	1,424	652
Ambac Assurance Corp. Segregated Account	NR	NR	—	91	873
CIFG Assurance North America Inc.	WR	WR	—	43	2,996
Other (2)	Various	Various	78	796	133
Total			$14,621	$14,608	$21,339
____________________

(1)	Includes par related to insured credit derivatives.

(2)	The total collateral posted by all non-affiliated reinsurers required or agreeing to post collateral as of December 31, 2015 was approximately $470 million.

(3)    Represents “Withdrawn Rating.”

(4)    The Company benefits from trust arrangements that satisfy the triple-A credit requirement of S&P and/or Moody’s.

(5)    Represents “Not Rated.”

(6)	National is rated AA+ by KBRA.

(7)	MBIA includes subsidiaries MBIA Insurance Corp. rated B by S&P and B3 by Moody's and MBIA U.K. Insurance Ltd. rated BB by S&P and Ba2 by Moody’s.

(8)	FGIC includes subsidiaries Financial Guaranty Insurance Company and FGIC UK Limited both of which had their ratings withdrawn by rating agencies.

Selected European Exposure

 Several European countries have experienced significant economic, fiscal and/or political strains such that the likelihood of default on obligations with a nexus to those countries may be higher than the Company anticipated when such factors did not exist. The Company has identified those European countries where it has exposure and where it believes heightened uncertainties exist to be: Hungary, Italy, Portugal and Spain (the “Selected European Countries”). The Company selected these European countries based on its view that their credit fundamentals have weakened as a result of the global financial crisis, as well as on published reports identifying countries that may be experiencing reduced demand for their sovereign debt in the current environment. The Company has in the past included Greece on the list, but the Company no longer has any meaningful exposure to Greece.

 Direct Economic Exposure to the Selected European Countries

The Company’s direct economic exposure to the Selected European Countries (based on par for financial guaranty contracts and notional amount for financial guaranty contracts accounted for as derivatives) is shown in the following tables, both gross and net of ceded reinsurance:

Gross Direct Economic Exposure
to Selected European Countries(1)
As of December 31, 2015

	Hungary	Italy	Portugal	Spain	Total
	(in millions)
Sub-sovereign exposure:
Non-infrastructure public finance (2)	$—	$1,023	$91	$331	$1,445
Infrastructure finance	274	10	—	120	404
Total sub-sovereign exposure	274	1,033	91	451	1,849
Non-sovereign exposure:
Regulated utilities	—	226	—	—	226
RMBS and other structured finance	176	278	—	13	467
Total non-sovereign exposure	176	504	—	13	693
Total	$450	$1,537	$91	$464	$2,542
Total BIG	$380	$—	$91	$464	$935

Net Direct Economic Exposure
to Selected European Countries(1)
As of December 31, 2015

	Hungary	Italy	Portugal	Spain	Total
	(in millions)
Sub-sovereign exposure:
Non-infrastructure public finance(2)	$—	$780	$85	$240	$1,105
Infrastructure finance	271	10	—	120	401
Total sub-sovereign exposure	271	790	85	360	1,506
Non-sovereign exposure:
Regulated utilities	—	212	—	—	212
RMBS and other structured finance	170	244	—	13	427
Total non-sovereign exposure	170	456	—	13	639
Total	$441	$1,246	$85	$373	$2,145
Total BIG	$374	$—	$85	$373	$832
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

The tables above include the par amount of financial guaranty contracts accounted for as derivatives of $110 million with a fair value of $3 million, net of reinsurance. The Company’s credit derivative transactions are governed by ISDA documentation, and the Company is required to make a loss payment on them only upon the occurrence of one or more defined credit events with respect to the referenced securities or loans.

The Company rates $374 million of its direct net par exposure to the Republic of Hungary BIG. The sub-sovereign transaction it rates BIG is an infrastructure financing dependent on payments by government agencies, while the non-sovereign transactions it rates BIG are covered mortgage bonds issued by Hungarian banks.  The Company rates one insured Hungarian covered bond transaction investment grade.

The Company does not rate any of its direct exposure to the Republic of Italy BIG.  The Company’s sub-sovereign exposure to Italy depends on payments by Italian governmental entities in connection with infrastructure financings or for services already rendered, while its non-sovereign Italian exposure is comprised primarily of securities backed by Italian residential mortgages or in one case a government-sponsored water utility.

The Company rates all of its direct exposure to the Kingdom of Spain and the Republic of Portugal BIG.  The Company’s direct sub-sovereign exposure to Spain and Portugal includes infrastructure financings dependent on payments by sub-sovereigns and government agencies and financings dependent on lease and other payments by sub-sovereigns and government agencies.

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

The Company calculates indirect exposure to a country by multiplying the par amount of a transaction insured by the Company times the percent of the relevant collateral pool reported as having a nexus to the country. On that basis, the Company has calculated exposure of $223 million to Selected European Countries (plus Greece) in transactions with $4.2 billion of net par outstanding. The indirect exposure to credits with a nexus to Greece is $6 million across several highly rated pooled corporate obligations with net par outstanding of $244 million.

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

AGL and Holding Company Subsidiaries
Significant Cash Flow Items

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Dividends paid by AGC to AGUS	$90	$69	$67
Dividends paid by AGM to AGMH	215	160	163
Dividends paid by AG Re to AGL	150	82	144
Dividends paid by other subsidiaries of AGMH	—	10	—
Repayment of surplus note by AGM to AGMH	25	50	50
Dividends paid to AGL shareholders	(72)	(76)	(75)
Repurchases of common shares by AGL(1)	(555)	(590)	(264)
Interest paid by AGMH and AGUS	(95)	(83)	(70)
Proceeds from issuance of long-term debt	—	495	—
Payment of long-term debt by AGUS	—	—	(7)
Issuance of note by AGUS to AGC(2)	(200)	—	—
Repayment of note by AGC to AGUS(2)	200	—	—
____________________

(1)
On May 6, 2015, in continuation of the Company's capital management strategy of repurchasing its common shares, the Company's Board of Directors approved the repurchase of an incremental $400 million of common shares. On a settlement date basis, the remaining authorization for share repurchases was $55 million on December 31, 2015. After the repurchase of additional shares in 2016, the Company exhausted the share repurchase authorization on February 9, 2016. On February 24, 2016, the Board of Directors approved a $250 million share repurchase authorization.

(2)	On March 31, 2015, AGUS, as lender, provided $200 million to AGC, as borrower, from available funds to help fund the purchase of Radian Asset. AGC repaid that loan in full on April 14, 2015.

Dividends From Subsidiaries

The Company anticipates that for the next twelve months, amounts paid by AGL’s direct and indirect insurance company subsidiaries as dividends or other distributions will be a major source of its liquidity. The insurance company subsidiaries’ ability to pay dividends depends upon their financial condition, results of operations, cash requirements, and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their states of domicile. Dividend restrictions applicable to AGC and AGM, and to AG Re, are described under Note 11, Insurance Company Regulatory Requirements of the Financial Statements and Supplementary Data.

•
Under New York insurance law, AGM may only pay dividends out of "earned surplus," which is the portion of the company's surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to shareholders as dividends or transferred to stated capital or capital surplus, or applied to other purposes permitted by law, but does not include unrealized appreciation of assets. AGM may pay dividends without the prior approval of the New York Superintendent that, together with all dividends declared or distributed by it during the preceding 12 months, does not exceed the lesser of 10% of its policyholders' surplus (as of its last annual or quarterly statement filed with the New York Superintendent) or 100% of its adjusted net investment income during that period. The maximum amount available during 2016 for AGM to distribute as dividends without regulatory approval is estimated to be approximately $244 million, of which approximately $95 million is estimated to be available for distribution in the first quarter of 2016.

•
Under Maryland's insurance law, AGC may, with prior notice to the Maryland Insurance Commissioner, pay an ordinary dividend that, together with all dividends paid in the prior 12 months, does not exceed the lesser of 10% of its policyholders' surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. The maximum amount available during 2016 for AGC to distribute as ordinary dividends will be approximately $79 million, of which approximately $9 million is available for distribution in the first quarter of 2016.

•	MAC is a New York domiciled insurance company subject to the same dividend limitations described above for AGM. The Company does not currently anticipate that MAC will distribute any dividends.

•
For AG Re, any distribution (including repurchase of shares) of any share capital, contributed surplus or other statutory capital that would reduce its total statutory capital by 15% or more of its total statutory capital as set out in its previous year's financial statements requires the prior approval of the Bermuda Monetary Authority ("Authority"). Separately, dividends are paid out of an insurer's statutory surplus and cannot exceed that surplus. Further, annual dividends cannot exceed 25% of total statutory capital and surplus surplus as set out in its previous year's financial statements, which is $254 million, without AG Re certifying to the Authority that it will continue to meet required margins. Based on the foregoing limitations, in 2016 AG Re has the capacity to (i) make capital distributions in an aggregate amount up to $127 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to the limit of its outstanding statutory surplus, which is $174 million. Such dividend capacity is further limited by the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements. As of December 31, 2015, AG Re had unencumbered assets of approximately $640 million.

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

In addition, in connection with the acquisition of MAC, AGUS entered into a loan agreement with its affiliate Assured Guaranty Re Overseas Ltd. in 2012 to borrow $90 million in order to fund the purchase price. That loan remained outstanding as of December 31, 2015. Furthermore, AGUS obtained the following funds from its subsidiaries in 2012 to complete the remarketing of the $172.5 million principal amount of 8.50% Senior Notes due 2012 that it had issued in 2009 in connection with the acquisition of AGHM: (1) $82.5 million loaned from an affiliate, (2) $50 million in dividends from AGMH, and (3) $40 million in dividends from AGC. The $82.5 million loan was repaid in full in July 2013 with a combination of the outstanding common stock of MAC and cash.

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

Cash and Investments

As of December 31, 2015, AGL had $9.7 million in cash and short-term investments. AGUS and AGMH had a total of $114 million in cash and short-term investments . In addition, the Company's U.S. holding companies have $59 million in fixed-maturity securities with weighted average duration of 0.5 years.

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

Claims (Paid) Recovered

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Public finance	$(29)	$(144)	$6
Structured finance:
U.S. RMBS before benefit for recoveries for breaches of R&W	(270)	(304)	(587)
Net benefit for recoveries for breaches of R&W	173	663	954
U.S. RMBS after benefit for recoveries for breaches of R&W	(97)	359	367
Other structured finance	(161)	2	(124)
Structured finance	(258)	361	243
Claims (paid) recovered, net of reinsurance(1)	$(287)	$217	$249
____________________

(1)
Includes $21 million and $20 million paid in 2015 and 2014, and $189 million recovered in 2013, respectively, for consolidated FG VIEs. Claims recovered in 2013 include invested assets received as part of a restructuring.

As of December 31, 2015, the Company had exposure of approximately $2.9 billion to infrastructure transactions with refinancing risk. The Company may be required to make claim payments on such exposure, the aggregate amount of the claim payments may be substantial and, although the Company may not experience ultimate loss on a particular transaction, reimbursement may not occur for an extended time. These transactions generally involve long-term infrastructure projects that were financed by bonds that mature prior to the expiration of the project concession. The Company expects the cash flows from these projects to be sufficient to repay all of the debt over the life of the project concession, but also expects the debt to be refinanced in the market at or prior to its maturity. If the issuer is unable to refinance the debt due to market conditions, the Company may have to pay a claim when the debt matures, and then recover from cash flows produced by the project in the future. The Company generally projects that in most scenarios it will be fully reimbursed for such claim payments. However, the recovery of such amounts is uncertain and may take from 10 to 35 years, depending on the transaction and the performance of the underlying collateral. As of December 31, 2015, the Company estimated total claims for the two largest transactions with significant refinancing risk, assuming no refinancing, and based on certain performance assumptions, could be $1.9 billion on a gross basis; such claims would occur from 2017 through 2022. Of such $1.9 billion in estimated gross claims, an estimated $1.3 billion related to obligations of SCC, which owned the concession for the Chicago Skyway toll road. In November 2015, a consortium of three Canadian pension plans announced that they had reached agreement, subject to regulatory approvals and customary closing conditions, to purchase SCC for $2.8 billion. The sale was completed on February 25, 2016 and the various SCC obligations insured by the Company were retired without a claim on the Company.

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

The terms of the Company’s CDS contracts generally are modified from standard CDS contract forms approved by ISDA in order to provide for payments on a scheduled basis and to replicate the terms of a traditional financial guaranty insurance policy. Some contracts the Company entered into as the credit protection seller, however, utilize standard ISDA settlement mechanics of cash settlement (i.e., a process to value the loss of market value of a reference obligation) or physical settlement (i.e., delivery of the reference obligation against payment of principal by the protection seller) in the event of a “credit event,” as defined in the relevant contract. Cash settlement or physical settlement generally requires the payment of a larger amount, prior to the maturity of the reference obligation, than would settlement on a “pay-as-you-go” basis, under which the Company would be required to pay scheduled interest shortfalls during the term of the reference obligation and scheduled principal shortfall only at the final maturity of the reference obligation. As of December 31, 2015, the Company was posting approximately $305 million to secure its obligations under CDS. Of that amount, approximately $282 million related to $3.6 billion in CDS gross par insured where the amount of required collateral is capped and the remaining $23 million related to $221 million in CDS gross par insured where the amount of required collateral is based on movements in the mark-to-market valuation of the underlying exposure.

Consolidated Cash Flows

Consolidated Cash Flow Summary

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Net cash flows provided by (used in) operating activities before effects of trading securities and FG VIEs consolidation	$(103)	$431	$396
(Purchases) sales of trading securities, net	8	78	(16)
Effect of FG VIEs consolidation	43	68	(136)
Net cash flows provided by (used in) operating activities - reported	(52)	577	244
Net cash flows provided by (used in) investing activities before effects of FG VIEs consolidation	823	(423)	37
Effect of FG VIEs consolidation	171	327	644
Net cash flows provided by (used in) investing activities - reported	994	(96)	681
Net cash flows provided by (used in) financing activities before effects of FG VIEs consolidation	(633)	(189)	(367)
Effect of FG VIEs consolidation	(214)	(396)	(511)
Net cash flows provided by (used in) financing activities - reported (1)	(847)	(585)	(878)
Effect of exchange rate changes	(4)	(5)	(1)
Cash at beginning of period	75	184	138
Total cash at the end of the period	$166	$75	$184
____________________

(1)	Claims paid on consolidated FG VIEs are presented in the consolidated cash flow statements as a component of paydowns on FG VIE liabilities in financing activities as opposed to operating activities.

Excluding net cash flows from purchases and sales of the trading portfolio and the effect of consolidating FG VIEs, cash inflows from operating activities decreased in 2015 compared with 2014 due primarily to lower R&W cash recoveries in 2015 than the comparable prior year period.

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

Investing activities were primarily net sales (purchases) of fixed-maturity and short-term investment securities. Investing cash flows in 2015, 2014 and 2013 include inflows of $400 million, $408 million and $663 million for FG VIEs, respectively. In the first quarter of 2015, the Company sold securities to fund the acquisition of Radian Asset by AGC. In the second quarter of 2015 the Company paid $800 million, net of cash acquired, to acquire Radian Asset. The 2013 amounts included proceeds from sales of third party surplus notes and other invested assets.

Financing activities consisted primarily of paydowns of FG VIE liabilities and share repurchases. Financing cash flows in 2015, 2014 and 2013 include outflows of $214 million, $396 million and $511 million for FG VIEs, respectively. In 2015, the Company paid $555 million to repurchase 21.0 million common shares; in 2014, the Company paid $590 million to repurchase 24.4 million common shares; and in 2013, the Company paid $264 million to repurchase 12.5 million common shares.

From January 1, 2016 through February 9, 2016, the Company repurchased an additional 2.3 million shares for $55 million and exhausted its previous authorization to repurchase common shares. On February 24, 2016, the Board of Directors approved a $250 million share repurchase authorization. For more information about the Company's share repurchase authorization and the amounts it repurchased in 2015, see Note 18, Shareholders' Equity, of the Financial Statements and Supplementary Data.

Commitments and Contingencies

Leases

AGL and its subsidiaries are party to various lease agreements.

The principal executive offices of AGL and AG Re consist of approximately 8,250 square feet of office space located in Hamilton, Bermuda; the lease for this space expires in April 2021. AGM entered into an operating lease as of September 30, 2015 for new office space comprising one full floor and one partial floor at 1633 Broadway in New York City.  The Company plans to move the principal place of business of AGM, AGC, MAC and the Company's other U.S. based subsidiaries from 31 West 52nd Street in New York City to this new location during the summer of 2016.  The new lease is for approximately 88,000 square feet and runs until 2032, with an option, subject to certain conditions, to renew for five years at a fair market rent.  The fixed annual rent, which commences after an initial rent holiday, begins at $6.2 million, rising in two steps to $7.3 million for the last five years of the initial term.  In connection with the move and in return for rent abatement and certain other concessions, AGM agreed to terminate, eight months after its new space is delivered, its lease on its existing office space at 31 West 52nd Street, which had been scheduled to run until 2026. In addition, the Company leases office space in London and San Francisco, California. See “–Contractual Obligations” for lease payments due by period. Rent expense was $10.5 million in 2015, $10.1 million in 2014 and $9.9 million in 2013.

Long-Term Debt Obligations

The outstanding principal and interest paid on long-term debt were as follows:

Principal Outstanding
and Interest Paid on Long-Term Debt

	Principal Amount		Interest Paid
	As of December 31,		Year Ended December 31,
	2015	2014	2015	2014	2013
	(in millions)
AGUS:
7.0% Senior Notes(1)	$200	$200	$14	$14	$14
5.0% Senior Notes(1)	500	500	25	13	—
Series A Enhanced Junior Subordinated Debentures(2)	150	150	10	10	10
Total AGUS	850	850	49	37	24
AGMH(4):
67/8% QUIBS(1)	100	100	7	7	7
6.25% Notes(1)	230	230	14	14	14
5.60% Notes(1)	100	100	6	6	6
Junior Subordinated Debentures(2)	300	300	19	19	19
Total AGMH	730	730	46	46	46
AGM(3):
AGM Notes Payable	12	16	0	3	6
Total AGM	12	16	0	3	6
Total	$1,592	$1,596	$95	$86	$76
 ____________________

(1)	AGL fully and unconditionally guarantees these obligations

(2)	Guaranteed by AGL on a junior subordinated basis.

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment.If all the leases were to terminate early and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $1.1 billion as of December 31, 2015. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. It is difficult to determine the probability that AGM will have to pay strip provider claims or the likely aggregate amount of such claims. At December 31, 2015, approximately $1.4 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

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

The Company was in compliance with all financial covenants as of December 31, 2015.

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

As of December 31, 2015, no amounts were outstanding under this facility, nor have there been any borrowings during the life of this facility.

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

	As of December 31, 2015
	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
	(in millions)
Long-term debt:
7.0% Senior Notes	$14	$28	$28	$387	$457
5.0% Senior Notes	25	50	50	588	713
Series A Enhanced Junior Subordinated Debentures	10	19	19	591	639
6 7/8% QUIBS	7	14	14	657	692
6.25% Notes	14	29	29	1,407	1,479
5.60% Notes	6	11	11	563	591
Junior Subordinated Debentures	19	38	38	1,183	1,278
Notes Payable	4	6	1	2	13
Operating lease obligations(1)	4	13	16	84	117
Other compensation plans(3)	17	—	—	—	17
Estimated financial guaranty claim payments(2)	242	348	143	2,165	2,898
Total	$362	$556	$349	$7,627	$8,894
 ____________________

(1)	Operating lease obligations exclude escalations in building operating costs and real estate taxes.

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

(3)
Amount excludes approximately $55 million of liabilities under various supplemental retirement plans, which are fair valued and payable at the time of termination of employment by either employer or employee. Amount also excludes approximately $70 million of liabilities under AGL 2004 long term incentive plan, which are fair valued and payable at the time of vesting or termination of employment by either employer or employee. Given the nature of these awards, we are unable to determine the year in which they will be paid.

Investment Portfolio

The Company’s principal objectives in managing its investment portfolio are to support the highest possible ratings for each operating company; to manage investment risk within the context of the underlying portfolio of insurance risk; to maintain sufficient liquidity to cover unexpected stress in the insurance portfolio; and to maximize after-tax net investment income.

The Company’s fixed-maturity securities and short-term investments had a duration of 5.4 years as of December 31, 2015 and 5.0 years as of December 31, 2014. Generally, the Company’s fixed-maturity securities are designated as available-for-sale. For more information about the Investment Portfolio, a detailed description of the Company’s valuation of investments and of the Company's assessment of other-than temporary impairments, see Note 10, Investments and Cash, of the Financial Statements and Supplementary Data.

Fixed-Maturity Securities and Short-Term Investments
by Security Type

	As of December 31, 2015		As of December 31, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	$5,528	$5,841	$5,416	$5,795
U.S. government and agencies	377	400	635	665
Corporate securities	1,505	1,520	1,320	1,368
Mortgage-backed securities(1):
RMBS	1,238	1,245	1,255	1,285
CMBS	506	513	639	659
Asset-backed securities	831	825	411	417
Foreign government securities	290	283	296	302
Total fixed-maturity securities	10,275	10,627	9,972	10,491
Short-term investments	396	396	767	767
Total fixed-maturity and short-term investments	$10,671	$11,023	$10,739	$11,258
 ____________________

(1)	Government-agency obligations were approximately 54% of mortgage backed securities as of December 31, 2015 and 44% as of December 31, 2014, based on fair value.

The following tables summarize, for all fixed-maturity securities in an unrealized loss position as of December 31, 2015 and December 31, 2014, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2015

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$316	$(10)	$7	$0	$323	$(10)
U.S. government and agencies	77	0	—	—	77	0
Corporate securities	381	(8)	95	(15)	476	(23)
Mortgage-backed securities:
RMBS	438	(8)	90	(14)	528	(22)
CMBS	140	(2)	2	0	142	(2)
Asset-backed securities	517	(10)	—	—	517	(10)
Foreign government securities	97	(4)	82	(7)	179	(11)
Total	$1,966	$(42)	$276	$(36)	$2,242	$(78)
Number of securities(1)		335		71		396
Number of securities with other-than-temporary impairment		9		4		13

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2014

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$64	$0	$25	$(1)	$89	$(1)
U.S. government and agencies	139	0	68	(1)	207	(1)
Corporate securities	189	(3)	104	(2)	293	(5)
Mortgage-backed securities:
RMBS	205	(3)	159	(18)	364	(21)
CMBS	36	0	19	0	55	0
Asset-backed securities	56	(2)	18	(1)	74	(3)
Foreign government securities	108	(2)	0	0	108	(2)
Total	$797	$(10)	$393	$(23)	$1,190	$(33)
Number of securities(1)		125		82		198
Number of securities with other-than-temporary impairment		3		7		10
___________________

(1)
The number of securities does not add across because lots of the same securities have been purchased at different times and appear in both categories above (i.e., Less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the Total column.

Of the securities in an unrealized loss position for 12 months or more as of December 31, 2015, nine securities had an unrealized loss greater than 10% of book value. The total unrealized loss for these securities as of December 31, 2015 was $26 million. The Company has determined that the unrealized losses recorded as of December 31, 2015 are yield related and not the result of other-than-temporary impairment.

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

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of December 31, 2015

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$234	$233
Due after one year through five years	1,911	1,965
Due after five years through 10 years	2,169	2,257
Due after 10 years	4,217	4,414
Mortgage-backed securities:
RMBS	1,238	1,245
CMBS	506	513
Total	$10,275	$10,627

The following table summarizes the ratings distributions of the Company’s investment portfolio as of December 31, 2015 and December 31, 2014. Ratings reflect the lower of the Moody’s and S&P classifications, except for bonds purchased for loss mitigation or other risk management strategies, which use Assured Guaranty’s internal ratings classifications.

Distribution of
Fixed-Maturity Securities by Rating

Rating	As of December 31, 2015	As of December 31, 2014
AAA	10.8%	14.0%
AA	59.0	60.3
A	17.6	17.9
BBB	0.9	0.5
BIG(1)	11.4	7.3
Not rated	0.3	—
Total	100.0%	100.0%
____________________

(1)	Comprised primarily of loss mitigation and other risk management assets. See Note 10, Investments and Cash, of the Financial Statements and Supplementary Data.

The investment portfolio contains securities and cash that are either held in trust for the benefit of third party reinsurers in accordance with statutory requirements, invested in a guaranteed investment contract for future claims payments, placed on deposit to fulfill state licensing requirements, or otherwise restricted in the amount of $283 million and $236 million as of December 31, 2015 and December 31, 2014, respectively, based on fair value. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,411 million and $1,395 million as of December 31, 2015 and December 31, 2014, respectively, based on fair value.

The fair value of the Company’s pledged securities to secure its obligations under its CDS exposure totaled $305 million and $376 million as of December 31, 2015 and December 31, 2014, respectively.

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

The GIC Business

Until November 2008, AGMH, through its financial products business, offered GICs to municipalities and other market participants. The GICs were issued through certain non-insurance subsidiaries of AGMH. In return for an initial payment, each GIC entitles its holder to receive the return of the holder’s invested principal plus interest at a specified rate, and to withdraw principal from the GIC as permitted by its terms. AGM insures the payment obligations on all these GICs.

The proceeds of GICs were loaned to AGMH’s former subsidiary FSA Asset Management LLC ("FSAM"). FSAM in turn invested these funds in fixed-income obligations (the “FSAM assets”).

AGM’s insurance policies on the GICs remain in place, and must remain in place until each GIC is terminated, even though AGMH no longer holds any ownership interest in FSAM or the GIC issuers.

In June 2009, in connection with the Company's acquisition of AGMH from Dexia Holdings Inc., Dexia SA, the ultimate parent of Dexia Holdings Inc., and certain of its affiliates, entered into a number of agreements intended to mitigate the credit, interest rate and liquidity risks associated with the GIC business and the related AGM insurance policies. Some of those agreements have since terminated or expired, or been modified. In addition to the surviving agreements described below, AGM benefits from a guaranty jointly and severally issued by Dexia SA and Dexia Crédit Local S.A. to AGM that guarantees the payment obligations of AGM under its insurance policies related to the GIC business, and an indemnification agreement between AGM, Dexia SA and Dexia Crédit Local S.A. that protects AGM from other losses arising out of or as a result of the GIC business.

To support the primary payment obligations under the GICs, each of Dexia SA and Dexia Crédit Local S.A. are party to a put contract. Pursuant to the put contract, FSAM may put an amount of its FSAM assets to Dexia SA and Dexia Crédit Local S.A. in exchange for funds that FSAM would in turn make available to meet demands for payment under the GICs. The amount that could be put varies depending on the type of trigger event in question. To secure their obligations under this put contract, Dexia SA and Dexia Crédit Local S.A. are required to post eligible highly liquid collateral having an aggregate value (subject to agreed reductions and advance rates) equal to at least the excess of (i) the aggregate principal amount of all outstanding GICs over (ii) the aggregate mark-to-market value of FSAM’s assets.

As of December 31, 2015, approximately 27.6% of the FSAM assets (measured by aggregate principal balance) were in cash or were obligations backed by the full faith and credit of the United States.

As of December 31, 2015, the aggregate accreted GIC balance was approximately $1.8 billion, compared with approximately $10.2 billion as of December 31, 2009. As of December 31, 2015, the aggregate accreted principal amount of FSAM assets was approximately $2.8 billion, the aggregate fair market value was approximately $2.6 billion and the aggregate market value after agreed upon reductions was approximately $1.8 billion. Cash and positive derivative value exceeded the negative derivative values and other projected costs by approximately $41 million. Accordingly, as of December 31, 2015, the aggregate fair market value of the assets supporting the GIC business (disregarding the agreed upon reductions) plus cash and positive derivative value exceeded by nearly $0.9 billion the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business. Even after applying the agreed upon reductions to the fair market value of the assets, the aggregate value of the assets supporting the GIC business plus cash and positive derivative value exceeded the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business. Accordingly, no posting of collateral was required under the primary put contract.

To provide additional support, Dexia Crédit Local S.A. provides a liquidity commitment to FSAM to lend against FSAM assets under a revolving credit agreement. As of December 31, 2015, the commitment totaled $1.5 billion, of which approximately $1.0 billion was drawn. The agreement requires the commitment remain in place, generally until the GICs have been paid in full.

Despite the put contract and revolving credit agreement, and the significant portion of FSAM assets comprised of highly liquid securities backed by the full faith and credit of the United States, AGM remains subject to the risk that Dexia SA and its affiliates may not make payments or securities available (i) on a timely basis, which is referred to as “liquidity risk,” or (ii) at all, which is referred to as “credit risk,” because of the risk of default. Even if the Dexia entities have sufficient assets to pay all amounts when due (either under the GICs, or under the guarantee, the put contract and the revolving credit agreement), one or more rating agencies may view negatively the ability or willingness of Dexia SA and its affiliates to perform under their various agreements, which could negatively affect AGM’s ratings.

If Dexia SA or its affiliates do not fulfill their contractual obligations, the GIC issuers may not have the financial ability to pay upon the withdrawal of GIC funds or post collateral or make other payments in respect of the GICs, thereby resulting in claims upon the AGM financial guaranty insurance policies. If AGM is required to pay a claim due to a failure of the GIC issuers to pay amounts in respect of the GICs, AGM is subject to the risk that the GICs will not be paid from funds received from Dexia SA and its affiliates before it is required to make payment under its financial guaranty policies or that it will not receive the guaranty payment at all.

A downgrade of the financial strength rating of AGM could trigger a payment obligation of AGM in respect to AGMH's former GIC business. Most of the GICs insured by AGM allow for the withdrawal of GIC funds in the event of a downgrade of AGM, unless the relevant GIC issuer posts collateral or otherwise enhances its credit. Most GICs insured by AGM allow for the termination of the GIC contract and a withdrawal of GIC funds at the option of the GIC holder in the event of a downgrade of AGM below a specified threshold, generally below A- by S&P or A3 by Moody's, with no right of the GIC issuer to avoid such withdrawal by posting collateral or otherwise enhancing its credit. Each GIC contract stipulates the thresholds below which the GIC issuer must post eligible collateral, along with the types of securities eligible for posting and the collateralization percentage applicable to each security type. These collateralization percentages range from 100% of the GIC balance for cash posted as collateral to, typically, 108% for asset-backed securities. There are expected to be sufficient eligible and liquid assets within the FSAM to satisfy any expected withdrawal and collateral posting obligations resulting from future rating actions affecting AGM.

The Medium Term Notes Business

In connection with the acquisition of AGMH, Dexia Crédit Local S.A. agreed to fund, on behalf of AGM, 100% of all policy claims made under financial guaranty insurance policies issued by AGM in relation to the medium term notes issuance program of FSA Global Funding Limited. Such agreement is set out in a Separation Agreement, dated as of July 1, 2009, between Dexia Crédit Local S.A., AGM, FSA Global Funding and Premier International Funding Co., and in a funding guaranty and a reimbursement guaranty that Dexia Crédit Local S.A. issued for the benefit of AGM. Under the funding guaranty, Dexia Crédit Local S.A. guarantees to pay to or on behalf of AGM amounts equal to the payments required to be made under policies issued by AGM relating to the medium term notes business. Under the reimbursement guaranty, Dexia Crédit Local S.A. guarantees to pay reimbursement amounts to AGM for payments it makes following a claim for payment under an obligation insured by a policy it has issued. Notwithstanding Dexia Crédit Local S.A.’s obligation to fund 100% of all policy claims under those policies, AGM has a separate obligation to remit to Dexia Crédit Local S.A. a certain percentage (ranging from 0% to 25%) of those policy claims. AGM, the Company and related parties are also protected against losses arising out of or as a result of the medium term note business through an indemnification agreement with Dexia Crédit Local S.A. As of December 31, 2015, FSA Global Funding Limited had approximately $679 million of medium term notes outstanding.

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

Sensitivity of Credit Derivatives to Credit Risk

Unrealized gains and losses on credit derivatives are a function of changes in the estimated fair value of the Company's credit derivative contracts. If credit spreads of the underlying obligations change, the fair value of the related credit derivative changes. Market liquidity could also impact valuations of the underlying obligations. The Company considers the impact of its own credit risk, together with credit spreads on the risk that it insured through CDS contracts, in determining their fair value. The Company determines its own credit risk based on quoted CDS prices traded on the Company at each balance sheet date. The quoted price of five-year CDS contracts traded on AGC at December 31, 2015 and December 31, 2014 was 376 bps and 323 bps, respectively. The quoted price of five-year CDS contracts traded on AGM at December 31, 2015 and December 31, 2014 was 366 bps and 325 bps, respectively. Historically, the price of CDS traded on AGC and AGM moves directionally the same as general market spreads, although this may not always be the case. An overall narrowing of spreads generally results in an unrealized gain on credit derivatives for the Company, and an overall widening of spreads generally results in an unrealized loss for the Company. In certain circumstances, due to the fact that spread movements are not perfectly correlated, the narrowing or widening of the price of CDS traded on AGC and AGM can have a more significant financial statement impact than the changes in underlying collateral prices.

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

Effect of Changes in Credit Spread

	As of December 31, 2015		As of December 31, 2014
Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
100% widening in spreads	$(742)	$(377)	$(1,821)	$(926)
50% widening in spreads	(554)	(189)	(1,358)	(463)
25% widening in spreads	(460)	(95)	(1,128)	(233)
10% widening in spreads	(403)	(38)	(989)	(94)
Base Scenario	(365)	—	(895)	—
10% narrowing in spreads	(330)	35	(809)	86
25% narrowing in spreads	(277)	88	(679)	216
50% narrowing in spreads	(190)	175	(466)	429
____________________

(1)	Includes the effects of spreads on both the underlying asset classes and the Company's own credit spread.

Sensitivity of Investment Portfolio to Interest Rate Risk

Interest rate risk is the risk that financial instruments' values will change due to changes in the level of interest rates, in the spread between two rates, in the shape of the yield curve or in any other interest rate relationship. The Company is exposed to interest rate risk primarily in its investment portfolio. As interest rates rise for an available-for-sale investment portfolio, the fair value of fixed‑income securities generally decreases. The Company's policy is generally to hold assets in the investment portfolio to maturity. Therefore, barring credit deterioration, interest rate movements do not result in realized gains or losses unless assets are sold prior to maturity. The Company does not hedge interest rate risk, however, interest rate fluctuation risk is managed through the investment guidelines which limit duration and prevent investment in high volatility sectors.

Interest rate sensitivity in the investment portfolio can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company's fixed-maturity securities and short-term investments from instantaneous parallel shifts in interest rates.

Sensitivity to Change in Interest Rates on the Investment Portfolio

	Increase (Decrease) in Fair Value from Changes in Interest Rates
	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
	(in millions)
December 31, 2015	$1,561	$1,107	$568	$(557)	$(1,094)	$(1,607)
December 31, 2014	1,294	942	496	(509)	(1,016)	(1,514)

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

In addition, fluctuations in interest rates also impact the performance of insured transactions where there are differences between the interest rates on the underlying collateral and the interest rates on the insured securities. For example, a rise in interest rates could increase the amount of losses the Company projects for certain RMBS, Triple-X life insurance securitizations, student loan transactions and TruPS CDOs. The impact of fluctuations in interest rates on such transactions varies, depending on, among other things, the interest rates on the underlying collateral and insured securities, the relative amounts of underlying collateral and liabilities, the structure of the transaction, and the sensitivity to interest rates of the behavior of the underlying borrowers and the value of the underlying assets.

In the case of RMBS, fluctuations in interest rates impact the amount of periodic excess spread, which is created when a trust’s assets produce interest that exceeds the amount required to pay interest on the trust’s liabilities.  There are several RMBS transactions in our insured portfolio which benefit from excess spread either by covering losses in a particular period, or reimbursing past claims under our policies. As of December 31, 2015, the Company projects approximately $230 million of excess spread for all of its RMBS transactions over their remaining lives.

Since RMBS excess spread is determined by the relationship between interest rates on the underlying collateral and the trust’s certificates, it can be affected by unmatched moves in either of these interest rates.  Additionally, faster than expected prepayments can decrease the dollar amount of excess spread and therefore reduce the cash flow available to cover losses or reimburse past claims.  Further, modifications to underlying mortgage rates (e.g. rate reductions for troubled borrowers) can reduce excess spread since there would be no equivalent decrease in the certificate interest rates of the trust's certificates. Similarly, an upswing in short-term rates that increases the trust’s certificate interest rate that is not met with equal increases to the interest rates on the underlying mortgages can decrease excess spread.  These potential reductions in excess spread are mitigated by an interest rate cap, which goes into effect once the collateral rate falls below the stated certificate rate. Most of the RMBS securities we insure are capped at the collateral rate. The Company is not obligated to pay additional claims because the collateral interest rate drops below the trust's certificate stated interest rate, rather this just causes the Company to lose the benefit of potential positive excess spread.

Sensitivity of Investment Portfolio to Foreign Exchange Rate Risk

Foreign exchange risk is the risk that a financial instrument's value will change due to a change in the foreign currency exchange rates. The Company has foreign denominated securities in its investment portfolio. Securities denominated in currencies other than U.S. Dollar were 4.9% and 4.0% of the fixed-maturity securities and short-term investments as of December 31, 2015 and 2014, respectively. The Company's material exposure is to changes in the dollar/pound sterling exchange rate. Changes in fair value of available-for-sale investments attributable to changes in foreign exchange rates are recorded in other comprehensive income.

Sensitivity to Change in Foreign Exchange Rates on the Investment Portfolio

	Increase (Decrease) in Fair Value from Changes in Foreign Exchange Rates
	30% Decrease	20% Decrease	10% Decrease	10% Increase	20% Increase	30% Increase
	(in millions)
December 31, 2015	$(163)	$(108)	$(54)	$54	$108	$163
December 31, 2014	(135)	(90)	(45)	45	90	135

Sensitivity of Premiums Receivable to Foreign Exchange Rate Risk

The Company has foreign denominated premium receivables. The Company's material exposure is to changes in dollar/Pound Sterling and dollar/Euro exchange rates.

Sensitivity to Change in Foreign Exchange Rates
on Premium Receivable, Net of Reinsurance

	Increase (Decrease) in Premium Receivable from Changes in Foreign Exchange Rates
	30% Decrease	20% Decrease	10% Decrease	10% Increase	20% Increase	30% Increase
	(in millions)
December 31, 2015	$(96)	$(64)	$(32)	$32	$64	$96
December 31, 2014	(95)	(63)	(32)	32	63	95

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Assured Guaranty Ltd.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Assured Guaranty Ltd. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
February 26, 2016

Assured Guaranty Ltd.

Consolidated Balance Sheets

(dollars in millions except per share and share amounts)

	As of December 31, 2015	As of December 31, 2014
Assets
Investment portfolio:
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $10,275 and $9,972)	$10,627	$10,491
Short-term investments, at fair value	396	767
Other invested assets	169	126
Total investment portfolio	11,192	11,384
Cash	166	75
Premiums receivable, net of commissions payable	693	729
Ceded unearned premium reserve	232	381
Deferred acquisition costs	114	121
Reinsurance recoverable on unpaid losses	69	78
Salvage and subrogation recoverable	126	151
Credit derivative assets	81	68
Deferred tax asset, net	276	260
Current income tax receivable	40	—
Financial guaranty variable interest entities’ assets, at fair value	1,261	1,402
Other assets	294	270
Total assets	$14,544	$14,919
Liabilities and shareholders’ equity
Unearned premium reserve	$3,996	$4,261
Loss and loss adjustment expense reserve	1,067	799
Reinsurance balances payable, net	51	107
Long-term debt	1,300	1,297
Credit derivative liabilities	446	963
Current income tax payable	—	5
Financial guaranty variable interest entities’ liabilities with recourse, at fair value	1,225	1,277
Financial guaranty variable interest entities’ liabilities without recourse, at fair value	124	142
Other liabilities	272	310
Total liabilities	8,481	9,161
Commitments and contingencies (See Note 15)
Common stock ($0.01 par value, 500,000,000 shares authorized; 137,928,552 and 158,306,661 shares issued and outstanding)	1	2
Additional paid-in capital	1,342	1,887
Retained earnings	4,478	3,494
Accumulated other comprehensive income, net of tax of $104 and $159	237	370
Deferred equity compensation (320,193 and 320,193 shares)	5	5
Total shareholders’ equity	6,063	5,758
Total liabilities and shareholders’ equity	$14,544	$14,919

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Operations

(dollars in millions except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues
Net earned premiums	$766	$570	$752
Net investment income	423	403	393
Net realized investment gains (losses):
Other-than-temporary impairment losses	(47)	(76)	(32)
Less: portion of other-than-temporary impairment loss recognized in other comprehensive income	0	(1)	10
Net impairment loss	(47)	(75)	(42)
Other net realized investment gains (losses)	21	15	94
Net realized investment gains (losses)	(26)	(60)	52
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	(18)	23	(42)
Net unrealized gains (losses)	746	800	107
Net change in fair value of credit derivatives	728	823	65
Fair value gains (losses) on committed capital securities	27	(11)	10
Fair value gains (losses) on financial guaranty variable interest entities	38	255	346
Bargain purchase gain and settlement of pre-existing relationships	214	—	—
Other income (loss)	37	14	(10)
Total revenues	2,207	1,994	1,608
Expenses
Loss and loss adjustment expenses	424	126	154
Amortization of deferred acquisition costs	20	25	12
Interest expense	101	92	82
Other operating expenses	231	220	218
Total expenses	776	463	466
Income (loss) before income taxes	1,431	1,531	1,142
Provision (benefit) for income taxes
Current	75	96	157
Deferred	300	347	177
Total provision (benefit) for income taxes	375	443	334
Net income (loss)	$1,056	$1,088	$808

Earnings per share:
Basic	$7.12	$6.30	$4.32
Diluted	$7.08	$6.26	$4.30
Dividends per share	$0.48	$0.44	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Comprehensive Income

(in millions)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$1,056	$1,088	$808
Unrealized holding gains (losses) arising during the period on:
Investments with no other-than-temporary impairment, net of tax provision (benefit) of $(36), $80 and $(106)	(93)	196	(309)
Investments with other-than-temporary impairment, net of tax provision (benefit) of $(23), $(9) and $(17)	(43)	(20)	(35)
Unrealized holding gains (losses) arising during the period, net of tax	(136)	176	(344)
Less: reclassification adjustment for gains (losses) included in net income (loss), net of tax provision (benefit) of $(7), $(21) and $5	(10)	(41)	14
Change in net unrealized gains on investments	(126)	217	(358)
Other, net of tax provision	(7)	(7)	3
Other comprehensive income (loss)	$(133)	$210	$(355)
Comprehensive income (loss)	$923	$1,298	$453

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2015, 2014 and 2013

(dollars in millions, except share data)

	Common Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity
Balance at December 31, 2012	194,003,297	$2	$2,724	$1,749	$515	$4	$4,994
Net income	—	—	—	808	—	—	808
Dividends ($0.40 per share)	—	—	—	(75)	—	—	(75)
Common stock repurchases	(12,512,759)	0	(264)	—	—	—	(264)
Share-based compensation and other	687,328	0	6	—	—	1	7
Other comprehensive income	—	—	—	—	(355)	—	(355)
Balance at December 31, 2013	182,177,866	2	2,466	2,482	160	5	5,115
Net income	—	—	—	1,088	—	—	1,088
Dividends ($0.44 per share)	—	—	—	(76)	—	—	(76)
Common stock repurchases	(24,413,781)	0	(590)	—	—	—	(590)
Share-based compensation and other	542,576	0	11	—	—	—	11
Other comprehensive loss	—	—	—	—	210	—	210
Balance at December 31, 2014	158,306,661	$2	$1,887	$3,494	$370	$5	$5,758
Net income	—	—	—	1,056	—	—	1,056
Dividends ($0.48 per share)	—	—	—	(72)	—	—	(72)
Common stock repurchases	(20,995,419)	(1)	(554)	—	—	—	(555)
Share-based compensation and other	617,310	0	9	—	—	—	9
Other comprehensive loss	—	—	—	—	(133)	—	(133)
Balance at December 31, 2015	137,928,552	$1	$1,342	$4,478	$237	$5	$6,063

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Cash Flows
 (in millions)

	Year Ended December 31,
	2015	2014	2013
Operating Activities:
Net Income	$1,056	$1,088	$808
Adjustments to reconcile net income to net cash flows provided by operating activities:
Non-cash interest and operating expenses	27	23	19
Net amortization of premium (discount) on investments	(25)	(16)	(8)
Provision (benefit) for deferred income taxes	300	347	177
Net realized investment losses (gains)	17	60	(52)
Net unrealized losses (gains) on credit derivatives	(746)	(800)	(107)
Fair value losses (gains) on committed capital securities	(27)	11	(10)
Bargain purchase gain and settlement of pre-existing relationships	(214)	—	—
Change in deferred acquisition costs	9	3	(8)
Change in premiums receivable, net of premiums and commissions payable	(8)	108	86
Change in ceded unearned premium reserve	79	69	109
Change in unearned premium reserve	(744)	(332)	(612)
Change in loss and loss adjustment expense reserve, net	244	182	136
Change in current income tax	(45)	(45)	30
Change in financial guaranty variable interest entities' assets and liabilities, net	(6)	(170)	(295)
(Purchases) sales of trading securities, net	8	78	(16)
Other	23	(29)	(13)
Net cash flows provided by (used in) operating activities	(52)	577	244
Investing activities
Fixed-maturity securities:
Purchases	(2,577)	(2,801)	(1,886)
Sales	2,107	1,251	1,029
Maturities	898	877	883
Net sales (purchases) of short-term investments	897	158	(87)
Net proceeds from paydowns on financial guaranty variable interest entities’ assets	400	408	663
Acquisition of Radian Asset, net of cash acquired	(800)	—	—
Other	69	11	79
Net cash flows provided by (used in) investing activities	994	(96)	681
Financing activities
Dividends paid	(72)	(76)	(75)
Repurchases of common stock	(555)	(590)	(264)
Share activity under option and incentive plans	(2)	1	(1)
Net paydowns of financial guaranty variable interest entities’ liabilities	(214)	(396)	(511)
Net proceeds from issuance of long-term debt	—	495	—
Repayment of long-term debt	(4)	(19)	(27)
Net cash flows provided by (used in) financing activities	(847)	(585)	(878)
Effect of foreign exchange rate changes	(4)	(5)	(1)
Increase (decrease) in cash	91	(109)	46
Cash at beginning of period	75	184	138
Cash at end of period	$166	$75	$184
Supplemental cash flow information
Cash paid (received) during the period for:
Income taxes	$103	$122	$110
Interest	$95	$86	$76
The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

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

In the past, the Company sold credit protection by issuing policies that guaranteed payment obligations under credit derivatives, primarily credit default swaps ("CDS"). Financial guaranty contracts accounted for as credit derivatives are generally structured such that the circumstances giving rise to the Company’s obligation to make loss payments are similar to those for financial guaranty insurance contracts. The Company’s credit derivative transactions are governed by International Swaps and Derivative Association, Inc. (“ISDA”) documentation. The Company has not entered into any new CDS in order to sell credit protection since the beginning of 2009, when regulatory guidelines were issued that limited the terms under which such protection could be sold. The capital and margin requirements applicable under the Dodd-Frank Wall Street Reform and Consumer Protection Act also contributed to the Company not entering into such new CDS since 2009. The Company actively pursues opportunities to terminate existing CDS, which have the effect of reducing future fair value volatility in income and/or reducing rating agency capital charges.

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

The consolidated financial statements include the accounts of AGL, its direct and indirect subsidiaries, (collectively, the “Subsidiaries”), and its consolidated financial guaranty ("FG") VIEs. Intercompany accounts and transactions between and among all consolidated entities have been eliminated. Certain prior year balances have been reclassified to conform to the current year's presentation.

The Company's principal insurance company subsidiaries are:

•	Assured Guaranty Municipal Corp. ("AGM"), domiciled in New York;

•	Municipal Assurance Corp. ("MAC"), domiciled in New York;

•	Assured Guaranty Corp. ("AGC"), domiciled in Maryland;

•	Assured Guaranty (Europe) Ltd. ("AGE"), organized in the United Kingdom; and

•	Assured Guaranty Re Ltd. (“AG Re”), domiciled in Bermuda.

The Company’s organizational structure includes various holding companies, two of which—Assured Guaranty US Holdings Inc. (“AGUS”) and Assured Guaranty Municipal Holdings Inc. (“AGMH”) – have public debt outstanding. See Note 16, Long-Term Debt and Credit Facilities.

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

Other significant accounting policies are included in the following notes.

Significant Accounting Policies

Acquisition of Radian Asset Assurance Inc.	Note 2
Expected loss to be paid (insurance, credit derivatives and FG VIE contracts)	Note 5
Financial guaranty insurance (premium revenue recognition, loss and loss adjustment expense and policy acquisition cost)	Note 6
Fair value measurement	Note 7
Credit derivatives (at fair value)	Note 8
Variable interest entities (at fair value)	Note 9
Investments and cash	Note 10
Income taxes	Note 12
Earnings per share	Note 17
Stock based compensation	Note 19

Future Application of Accounting Standards

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires lessees to present right-of-use assets and lease liabilities on the balance sheet. ASU 2016-02 is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact that this ASU will have on its Consolidated Financial Statements.

Financial Instruments

In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU")  2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities.  The amendments in this ASU are intended to make targeted improvements to GAAP by addressing certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. One of the amendments pertains to liabilities that an entity has elected to measure at fair value in accordance with the fair value option for financial instruments. For these liabilities, the portion of fair value change related to credit risk will be separately presented in other comprehensive income.  Currently, the entire change in the fair value of these liabilities is reflected in the income statement.

            The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities will be required to record a cumulative-effect adjustment to the statement of financial position as of the beginning of the fiscal year in which the guidance is adopted.  For the Company, this would be as of January 1, 2018.  Early adoption is permitted only for the amendment related to the change in presentation of financial liabilities that are fair valued using the fair value option. The Company is currently evaluating the effect of adopting this ASU on its Consolidated Financial Statements.

Short Duration Insurance Contracts

In May 2015, the FASB issued ASU 2015-09, Financial Services - Insurance (Topic 944) - Disclosures about Short-Duration Contracts. The primary objective of this ASU is to improve disclosures for insurance entities which issue short-duration contracts. The ASU 2015-09 will have no impact on the Company's financial statement disclosures. The ASU is effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016.

Consolidation

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve certain areas of consolidation guidance for legal entities such as limited partnerships, limited liability companies, and securitization structures. The ASU will be effective on January 1, 2016. Early adoption is permitted, including adoption in an interim period. The Company does not expect that ASU 2015-02 will have an effect on its Consolidated Financial Statements.

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

The Radian Asset Acquisition was accounted for under the acquisition method of accounting which required that the assets and liabilities acquired be recorded at fair value. The Company was required to exercise significant judgment to determine the fair value of the assets it acquired and liabilities it assumed in the Radian Asset Acquisition. The most significant of these determinations related to the valuation of Radian Asset's financial guaranty insurance and credit derivative contracts. On an aggregate basis, Radian Asset’s contractual premiums for financial guaranty contracts were less than the premiums a market participant of similar credit quality would demand to acquire those contracts at the Acquisition Date, particularly for below-investment-grade ("BIG") transactions, resulting in a significant amount of the purchase price being allocated to these contracts. For information on the methodology the Company used to measure the fair value of assets it acquired and liabilities it assumed in the Radian Asset Acquisition, including financial guaranty insurance and credit derivative contracts, please refer to Note 7, Fair Value Measurement.

The fair value of the Company's stand-ready obligation for financial guaranty insurance contracts on the Acquisition Date is recorded in unearned premium reserve (please refer to Note 6, Financial Guaranty Insurance for additional information on stand-ready obligation). At the Acquisition Date, the fair value of each financial guaranty insurance contract acquired was in excess of the expected losses for each contract and therefore no explicit loss reserves were recorded on the Acquisition Date. Loss reserves and loss and loss adjustment expenses ("LAE") are recorded when the expected losses for each contract exceeds the remaining unearned premium reserve, in accordance with the Company's accounting policy described in Note 6, Financial Guaranty Insurance. The expected losses assumed by the Company as part of the Radian Asset Acquisition are included in the description of expected losses to be paid under Note 5, Expected Loss to be Paid.

The excess of the fair value of net assets acquired over the consideration transferred was recorded as a bargain purchase gain in "bargain purchase gain and settlement of pre-existing relationships" in net income. In addition, the Company and Radian Asset had pre-existing reinsurance relationships, which were effectively settled at fair value on the Acquisition Date. The gain on settlement of these pre-existing reinsurance relationships primarily represents the net difference between the historical ceded balances that were recorded by AGM and the fair value of assumed balances acquired from Radian Asset. The Company believes the bargain purchase resulted from the announced desire of Radian Guaranty Inc. to focus its business strategy on the mortgage and real estate markets and to monetize its investment in Radian Asset and thereby accelerate its ability to comply with the financial requirements of the final Private Mortgage Insurer Eligibility Requirements.

The following table shows the net effect of the Radian Asset Acquisition at the Acquisition Date, including the effects of the settlement of pre-existing relationships.

	Fair Value of Net Assets Acquired, before Settlement of Pre-existing Relationships	Net effect of Settlement of Pre-existing Relationships	Net Effect of Radian Asset Acquisition
	(in millions)
Cash purchase price(1)	$804	$—	$804
Identifiable assets acquired:
Investments	1,473	—	1,473
Cash	4	—	4
Ceded unearned premium reserve	(3)	(65)	(68)
Credit derivative assets	30	—	30
Deferred tax asset, net	263	(56)	207
Financial guaranty variable interest entities’ assets	122	—	122
Other assets	86	(67)	19
Total assets	1,975	(188)	1,787

Liabilities assumed:
Unearned premium reserves	697	(216)	481
Credit derivative liabilities	271	(26)	245
Financial guaranty variable interest entities’ liabilities	118	—	118
Other liabilities	30	(49)	(19)
Total liabilities	1,116	(291)	825
Net asset effect of Radian Asset Acquisition	859	103	962
Bargain purchase gain and settlement of pre-existing relationships resulting from Radian Asset Acquisition, after-tax	55	103	158
Deferred tax	—	56	56
Bargain purchase gain and settlement of pre-existing relationships resulting from Radian Asset Acquisition, pre-tax	$55	$159	$214
_____________________

(1)
The cash purchase price of $804 million was the cash transferred for the acquisition which was allocated as follows: (1) $987 million for the purchase of net assets of $1,042 million, and (2) the settlement of pre-existing relationships between Radian Asset and Assured Guaranty at a fair value of $(183) million.

Revenue and net income related to Radian Asset from the Acquisition Date through December 31, 2015 included in the consolidated statement of operations were approximately $560 million and $366 million, respectively. In 2015, the Company recorded transaction expenses related to the Radian Asset Acquisition in net income as part of other operating expenses. These expenses were primarily driven by the fees paid to the Company's legal and financial advisors and to the Company's independent auditor.

Radian Asset Acquisition-Related Expenses

Year Ended December 31, 2015
(in millions)
Professional services	$2
Financial advisory fees	10
Total	$12

Unaudited Pro Forma Results of Operations

The following unaudited pro forma information presents the combined results of operations of Assured Guaranty and Radian Asset as if the acquisition had been completed on January 1, 2014, as required under GAAP. The pro forma accounts include the estimated historical results of the Company and Radian Asset and pro forma adjustments primarily comprising the earning of the unearned premium reserve and the expected losses that would be recognized in net income for each prior period presented, as well as the accounting for bargain purchase gain, settlement of pre-existing relationships and Radian Asset acquisition related expenses, all net of tax at the applicable statutory rate.

The unaudited pro forma combined financial information is presented for illustrative purposes only and does not indicate the financial results of the combined company had the companies actually been combined as of January 1, 2014, nor is it indicative of the results of operations in future periods.

Unaudited Pro Forma Results of Operations

	Year Ended December 31, 2015	Year Ended December 31, 2014
	(in millions, except per share amounts)
Pro forma revenues	$2,030	$2,501
Pro forma net income	922	1,531
Pro forma earnings per share ("EPS"):
Basic	6.22	8.86
Diluted	6.18	8.81

3.	Rating Actions

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

The Company periodically assesses the value of each rating assigned to each of its companies, and may as a result of such assessment request that a rating agency add or drop a rating from certain of its companies. For example, the Kroll Bond Rating Agency ("KBRA") ratings were first assigned to MAC in 2013 and to AGM in 2014 and the A.M. Best Company, Inc. ("Best") rating was first assigned to Assured Guaranty Re Overseas Ltd. ("AGRO") in 2015, while a Moody's Investors Service, Inc. ("Moody's") rating was never requested for MAC and was dropped from AG Re and AGRO in 2015.

In the last several years, Standard & Poor's Ratings Services ("S&P") and Moody's have changed, multiple times, their financial strength ratings of AGL's insurance subsidiaries, or changed the outlook on such ratings. More recently, KBRA and Best have assigned financial strength ratings to some of AGL's insurance subsidiaries. The rating agencies' most recent actions related to AGL's insurance subsidiaries are:

•
On March 18, 2014, S&P upgraded the financial strength ratings of all of AGL's insurance subsidiaries to AA (stable outlook) from AA- (stable outlook); it most recently affirmed such ratings in a credit analysis issued on June 29, 2015.

•
On July 2, 2014, Moody's affirmed the ratings of AGL’s insurance subsidiaries, but changed to negative the outlook of the insurance financial strength ratings of AGC and its subsidiary Assured Guaranty (UK) Ltd. ("AGUK"). Moody's adopted changes to its credit methodology for financial guaranty insurance companies on January 20, 2015 and, on February 18, 2015, Moody's published a credit opinion maintaining its existing ratings of AGL and its subsidiaries under that new methodology. On December 8, 2015 Moody's published credit opinions maintaining its existing insurance financial strength ratings of A2 (stable outlook) on AGM and A3 (negative outlook) on AGC. Effective April 8, 2015, at the Company's request, Moody’s withdrew the financial strength ratings it had assigned to AG Re and AGRO.

•
On June 22, 2013, KBRA assigned a financial strength rating of AA+ (stable outlook) to MAC, and affirmed that rating on August 3, 2015. On November 13, 2014, KBRA assigned a financial strength rating of AA+ (stable outlook) to AGM, and affirmed that rating on December 10, 2015.

•	On May 5, 2015, Best assigned to AGRO a financial strength rating of A+ (Stable), which is their second highest rating.

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

The Company’s financial guaranty contracts are written in either insurance or credit derivative form, but collectively are considered financial guaranty contracts. The Company seeks to limit its exposure to losses by underwriting obligations that it views as investment grade at inception, although, as part of its loss mitigation strategy for existing troubled credits, it may underwrite new issuances that it views as BIG. The Company diversifies its insured portfolio across asset classes and, in the structured finance portfolio, requires rigorous subordination or collateralization requirements. Reinsurance may be used in order to reduce net exposure to certain insured transactions.

     Public finance obligations insured by the Company consist primarily of general obligation bonds supported by the taxing powers of U.S. state or municipal governmental authorities, as well as tax-supported bonds, revenue bonds and other obligations supported by covenants from state or municipal governmental authorities or other municipal obligors to impose and collect fees and charges for public services or specific infrastructure projects. The Company also includes within public finance obligations those obligations backed by the cash flow from leases or other revenues from projects serving substantial public purposes, including utilities, toll roads, health care facilities and government office buildings. The Company also includes within public finance similar obligations issued by territorial and non-U.S. sovereign and sub-sovereign issuers and governmental authorities.

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

As part of the surveillance process, the Company monitors trends and changes in transaction credit quality, detects any deterioration in credit quality, and recommends such remedial actions as may be necessary or appropriate. All transactions in the insured portfolio are assigned internal credit ratings, which are updated based on changes in transaction credit quality. The Company also develops strategies to enforce its contractual rights and remedies and to mitigate its losses, engage in negotiation discussions with transaction participants and, when necessary, manage the Company's litigation proceedings.

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

Credits identified as BIG are subjected to further review to determine the probability of a loss. See Note 5, Expected Loss to be Paid, for additional information. Surveillance personnel then assign each BIG transaction to the appropriate BIG surveillance category based upon whether a future loss is expected and whether a claim has been paid. For surveillance purposes, the Company calculates present value using a constant discount rate of 4% or 5% depending on the insurance subsidiary. (Risk-free rates are used for calculating the expected loss for financial statement measurement purposes.)

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

•
BIG Category 2: Below-investment-grade transactions for which future losses are expected but for which no claims (other than liquidity claims, which is a claim that the Company expects to be reimbursed within one year) have yet been paid.

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

The Company purchases securities that it has insured, and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses ("loss mitigation securities"). The Company excludes amounts attributable to loss mitigation securities (unless otherwise indicated) from par and Debt Service outstanding, because it manages such securities as investments and not insurance exposure. The following table presents the gross and net debt service for all financial guaranty contracts.

Financial Guaranty
Debt Service Outstanding

	Gross Debt Service Outstanding		Net Debt Service Outstanding
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
	(in millions)
Public finance	$515,494	$587,245	$494,426	$553,612
Structured finance	43,976	59,477	41,915	56,010
Total financial guaranty	$559,470	$646,722	$536,341	$609,622

In addition to the amounts shown in the table above, the Company’s net mortgage guaranty insurance debt service was approximately $102 million as of December 31, 2015 and $127 million as of December 31, 2014 related to loans originated in Ireland. As of December 31, 2015, the Company also had exposure to €12 million of reinsurance contracts relating to Spanish housing cooperatives risk, but the Company commuted back to the ceding company the exposure in January 2016.

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2015

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$3,053	1.1%	$709	2.4%	$14,366	45.2%	$2,709	50.6%	$20,837	5.8%
AA	69,274	23.7	2,017	6.8	7,934	25.0	177	3.3	79,402	22.1
A	157,440	53.9	6,765	22.9	2,486	7.8	555	10.3	167,246	46.7
BBB	54,315	18.6	18,708	63.2	1,515	4.8	1,365	25.5	75,903	21.2
BIG	7,784	2.7	1,378	4.7	5,469	17.2	552	10.3	15,183	4.2
Total net par outstanding (1)(2)	$291,866	100.0%	$29,577	100.0%	$31,770	100.0%	$5,358	100.0%	$358,571	100.0%
_____________________

(1)	Excludes $1.5 billion of loss mitigation securities insured and held by the Company as of December 31, 2015, which are primarily BIG.

(2)	The December 31, 2015 amounts include $10.9 billion of net par acquired from Radian Asset.

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2014

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$4,082	1.3%	$615	2.0%	$20,037	48.7%	$5,409	59.6%	$30,143	7.5%
AA	90,464	28.1	2,785	8.9	8,213	19.9	503	5.5	101,965	25.3
A	176,298	54.7	7,192	22.9	2,940	7.1	445	4.9	186,875	46.3
BBB	43,429	13.5	19,363	61.7	1,795	4.4	1,912	21.1	66,499	16.4
BIG	7,850	2.4	1,404	4.5	8,186	19.9	807	8.9	18,247	4.5
Total net par outstanding (1)	$322,123	100.0%	$31,359	100.0%	$41,171	100.0%	$9,076	100.0%	$403,729	100.0%
_____________________

(1)	Excludes $1.3 billion of loss mitigation securities insured and held by the Company as of December 31, 2014, which are primarily BIG.

Financial Guaranty Portfolio
by Sector

	Gross Par Outstanding		Ceded Par Outstanding		Net Par Outstanding
Sector	As of December 31, 2015	As of December 31, 2014	As of December 31, 2015	As of December 31, 2014	As of December 31, 2015	As of December 31, 2014
	(in millions)
Public finance:
U.S.:
General obligation	$129,386	$144,714	$3,131	$4,438	$126,255	$140,276
Tax backed	59,649	65,600	1,587	3,075	58,062	62,525
Municipal utilities	46,951	53,471	1,015	1,381	45,936	52,090
Transportation	24,351	28,914	897	1,091	23,454	27,823
Healthcare	15,967	16,225	961	1,377	15,006	14,848
Higher education	11,984	13,485	48	386	11,936	13,099
Infrastructure finance	5,241	5,098	248	917	4,993	4,181
Housing	2,075	2,880	38	101	2,037	2,779
Investor-owned utilities	916	944	0	0	916	944
Other public finance	3,288	3,575	17	17	3,271	3,558
Total public finance—U.S.	299,808	334,906	7,942	12,783	291,866	322,123
Non-U.S.:
Infrastructure finance	14,040	15,091	1,312	2,283	12,728	12,808
Regulated utilities	12,616	14,582	2,568	3,668	10,048	10,914
Pooled infrastructure	2,013	2,565	134	145	1,879	2,420
Other public finance	5,714	6,216	792	999	4,922	5,217
Total public finance—non-U.S.	34,383	38,454	4,806	7,095	29,577	31,359
Total public finance	334,191	373,360	12,748	19,878	321,443	353,482
Structured finance:
U.S.:
Pooled corporate obligations	16,757	21,791	749	1,145	16,008	20,646
Residential Mortgage-Backed Securities ("RMBS")	7,441	10,109	374	692	7,067	9,417
Insurance securitizations	3,047	3,480	47	47	3,000	3,433
Consumer receivables	2,153	2,157	54	58	2,099	2,099
Financial products	1,906	2,276	—	—	1,906	2,276
Commercial mortgage-backed securities ("CMBS") and other commercial real estate related exposures	549	1,979	16	22	533	1,957
Commercial receivables	432	567	5	7	427	560
Other structured finance	823	929	93	146	730	783
Total structured finance—U.S.	33,108	43,288	1,338	2,117	31,770	41,171
Non-U.S.:
Pooled corporate obligations	4,087	7,439	442	835	3,645	6,604
Commercial receivables	619	965	19	21	600	944
RMBS	552	893	60	99	492	794
Other structured finance	635	759	14	25	621	734
Total structured finance—non-U.S.	5,893	10,056	535	980	5,358	9,076
Total structured finance	39,001	53,344	1,873	3,097	37,128	50,247
Total net par outstanding	$373,192	$426,704	$14,621	$22,975	$358,571	$403,729

In addition to amounts shown in the tables above, the Company had outstanding commitments to provide guaranties of $595 million for public finance obligations at December 31, 2015. The expiration dates for the public finance commitments range between January 15, 2016 and February 25, 2017, with $471 million expiring prior to the date of this filing and an additional $60 million expiring prior to December 31, 2016. The commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Actual maturities of insured obligations could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties. The expected maturities of structured finance obligations are, in general, considerably shorter than the contractual maturities for such obligations.

Expected Amortization of
Net Par Outstanding
As of December 31, 2015

	Public Finance	Structured Finance	Total
	(in millions)
0 to 5 years	$97,518	$24,430	$121,948
5 to 10 years	68,144	4,786	72,930
10 to 15 years	58,348	2,768	61,116
15 to 20 years	45,623	2,765	48,388
20 years and above	51,810	2,379	54,189
Total net par outstanding	$321,443	$37,128	$358,571

Components of BIG Portfolio

Components of BIG Net Par Outstanding
(Insurance and Credit Derivative Form)
As of December 31, 2015

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
U.S. public finance	$4,765	$2,883	$136	$7,784	$291,866
Non-U.S. public finance	875	503	—	1,378	29,577
Structured finance
First lien U.S. RMBS:
Prime first lien	225	34	25	284	445
Alt-A first lien	119	73	601	793	1,353
Option ARM	39	12	90	141	252
Subprime	146	228	930	1,304	3,457
Second lien U.S. RMBS	491	50	910	1,451	1,560
Total U.S. RMBS	1,020	397	2,556	3,973	7,067
Triple-X life insurance transactions	—	—	216	216	2,750
Trust preferred securities (“TruPS”)	679	127	—	806	4,379
Student loans	12	68	83	163	1,818
Other structured finance	672	151	40	863	21,114
Total	$8,023	$4,129	$3,031	$15,183	$358,571

Components of BIG Net Par Outstanding
(Insurance and Credit Derivative Form)
As of December 31, 2014

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
U.S. public finance	$6,577	$1,156	$117	$7,850	$322,123
Non-U.S. public finance	1,402	2	—	1,404	31,359
Structured finance
First lien U.S. RMBS:
Prime first lien	68	33	252	353	471
Alt-A first lien	585	531	725	1,841	2,532
Option ARM	47	18	118	183	407
Subprime	156	654	765	1,575	4,051
Second lien U.S. RMBS	1,012	55	624	1,691	1,956
Total U.S. RMBS	1,868	1,291	2,484	5,643	9,417
Triple-X life insurance transactions	—	—	598	598	3,133
TruPS	997	—	336	1,333	4,326
Student loans	14	68	113	195	1,857
Other structured finance	1,007	172	45	1,224	31,514
Total	$11,865	$2,689	$3,693	$18,247	$403,729

BIG Net Par Outstanding
and Number of Risks
As of December 31, 2015

	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$7,019	$1,004	$8,023	202	12	214
Category 2	3,655	474	4,129	85	8	93
Category 3	2,900	131	3,031	132	12	144
Total BIG	$13,574	$1,609	$15,183	419	32	451

BIG Net Par Outstanding
and Number of Risks
As of December 31, 2014

	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$10,195	$1,670	$11,865	164	18	182
Category 2	2,135	554	2,689	75	14	89
Category 3	2,892	801	3,693	119	24	143
Total BIG	$15,222	$3,025	$18,247	358	56	414
_____________________
(1)    Includes net par outstanding for VIEs.

(2)	A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making Debt Service payments.

Geographic Distribution of Net Par Outstanding

The Company seeks to maintain a diversified portfolio of insured obligations designed to spread its risk across a number of geographic areas.

Geographic Distribution of
Net Par Outstanding
As of December 31, 2015

	Number of Risks	Net Par Outstanding	Percent of Total Net Par Outstanding
	(dollars in millions)
U.S.:
U.S. Public finance:
California	1,514	$47,731	13.3%
Texas	1,307	23,891	6.7
Pennsylvania	944	23,655	6.6
New York	961	22,513	6.3
Illinois	816	22,220	6.2
Florida	369	16,595	4.6
New Jersey	553	13,605	3.8
Michigan	577	10,898	3.0
Georgia	183	6,991	1.9
Ohio	464	6,753	1.9
Other states and U.S. territories	3,927	97,014	27.0
Total U.S. public finance	11,615	291,866	81.3
U.S. Structured finance (multiple states)	723	31,770	8.9
Total U.S.	12,338	323,636	90.2
Non-U.S.:
United Kingdom	101	17,565	4.9
Australia	22	3,349	0.9
Canada	10	3,099	0.9
France	16	2,609	0.7
Italy	8	1,296	0.4
Other	72	7,017	2.0
Total non-U.S.	229	34,935	9.8
Total	12,567	$358,571	100.0%

Exposure to Puerto Rico

The Company has insured exposure to general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $5.1 billion net par as of December 31, 2015, all of which are rated BIG. In 2015, the Company's Puerto Rico exposures increased due to (1) net par acquired in the Radian Asset Acquisition, which equals $385 million as of December 31, 2015, and (2) a commutation of previously ceded Puerto Rico exposures.

Puerto Rico has experienced significant general fund budget deficits in recent years. These deficits, until recently, were covered primarily with the net proceeds of bond issuances, interim financings provided by Government Development Bank for Puerto Rico (“GDB”) and, in some cases, one-time revenue measures or expense adjustment measures. In addition to high debt levels, Puerto Rico faces a challenging economic environment.

In June 2014, the Puerto Rico legislature passed the Puerto Rico Public Corporation Debt Enforcement and Recovery Act (the "Recovery Act") in order to provide a legislative framework for certain public corporations experiencing severe financial stress to restructure their debt, including Puerto Rico Highway and Transportation Authority ("PRHTA") and Puerto Rico Electric Power Authority ("PREPA"). Subsequently, the Commonwealth stated PREPA might need to seek relief under the Recovery Act due to liquidity constraints. Investors in bonds issued by PREPA filed suit in the United States District Court for the District of Puerto Rico challenging the Recovery Act. On February 6, 2015, the U.S. District Court for the District of Puerto Rico ruled the Recovery Act is preempted by the U.S. Bankruptcy Code and is therefore void. On July 6, 2015, the U.S. Court of Appeals for the First Circuit upheld that ruling, and on December 4, 2015, the U.S. Supreme Court granted petitions for writs of certiorari relating to that ruling. Oral arguments have been scheduled for March 22, 2016. Typical Supreme Court practice suggests a decision could be announced in June 2016, but there is no assurance that an opinion will be announced at such time, especially in light of the recent Supreme Court vacancy.

On June 28, 2015, Governor García Padilla of Puerto Rico (the "Governor") publicly stated that the Commonwealth’s public debt, considering the current level of economic activity, is unpayable and that a comprehensive debt restructuring may be necessary, and he has made similar statements since then. On June 29, 2015 a report commissioned by the Commonwealth and authored by former World Bank Chief Economist and former Deputy Director of the International Monetary Fund Dr. Anne Krueger and economists Dr. Ranjit Teja and Dr. Andrew Wolfe and calling for debt restructuring of all Puerto Rico bonds was released ("Krueger Report").

Puerto Rico Public Finance Corporation (“PFC”), a subsidiary of the GDB, failed to make most of an approximately $58 million Debt Service payment on August 3, 2015 and to make subsequent Debt Service payments because the Commonwealth’s legislature did not appropriate funds for payment.  The Company does not insure any obligations of the PFC. On January 1, 2016 Puerto Rico Infrastructure Finance Authority ("PRIFA") defaulted on payment of a portion of the interest due on its bonds on that date. For those PRIFA bonds the Company had insured, the Company paid approximately $451 thousand of claims for the interest payments on which PRIFA had defaulted.

On September 9, 2015, the Working Group for the Fiscal and Economic Recovery of Puerto Rico (“Working Group”) established by the Governor published its “Puerto Rico Fiscal and Economic Growth Plan” (the “FEGP”). The FEGP projected that the Commonwealth would face a cumulative financing gap of $27.8 billion from fiscal year 2016 to fiscal year 2020 without corrective action. Various stakeholders and analysts have publicly questioned the accuracy of the $27.8 billion gap projected by the Working Group. The FEGP recommended economic development, structural, fiscal and institutional reform measures that it projects would reduce that gap to $14.0 billion. The Working Group asserts that the Commonwealth’s debt, including debt with a constitutional priority, is not sustainable. The FEGP included a recommendation that the Commonwealth’s advisors begin to work on a voluntary exchange offer to its creditors as part of the FEGP. The FEGP does not have the force of law and implementation of its recommendations would require actions by the governments of the Commonwealth and of the United States as well as the cooperation and agreement of various creditors.
On November 30, 2015, and December 8, 2015, the Governor issued executive orders (“Clawback Orders”) directing the Puerto Rico Department of Treasury and the Puerto Rico Tourism Company to retain or transfer certain taxes and revenues pledged to secure the payment of bonds issued by PRHTA, PRIFA and PRCCDA. On January 7, 2016 the Company sued various Puerto Rico governmental officials in the United States District Court, District of Puerto Rico asserting that this attempt to “claw back” pledged taxes and revenues is unconstitutional, and demanding declaratory and injunctive relief. The Puerto Rico credits insured by the Company impacted by the Clawback Orders are shown in the table “Puerto Rico Net Par Outstanding” below.

On January 18, 2016 the Working Group published an updated FEGP that projected the cumulative financing gap beyond 2020 would continue to increase to $63.4 billion without corrective action. The Working Group followed that up with the publication on February 1, 2016, of a proposal for a voluntary exchange of $49.2 billion of tax supported debt into $26.5 billion of new mandatorily payable base bonds and $22.7 billion of growth bonds.

There have been a number of other proposals, plans and legislative initiatives offered in Puerto Rico and in the United States aimed at addressing Puerto Rico’s fiscal issues. Among the responses proposed is a federal financial control board and access to bankruptcy courts or another restructuring mechanism. U.S. House of Representatives Speaker Paul Ryan has asked that a legislative response be presented to the House of Representatives by the end of March 2016. The final shape and timing of responses to Puerto Rico’s distress eventually enacted or implemented by Puerto Rico or the United States, if any, and the impact of any such actions on obligations insured by the Company, is uncertain and may differ substantially from the recommendations of the Working Group or any other proposals or plans described in the press or offered to date or in the future.

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
PREPA

As of December 31, 2015, the Company had $744 million insured net par outstanding of PREPA obligations. In August 2014, PREPA entered into forbearance agreements with the GDB, its bank lenders, and bondholders and financial guaranty insurers (including AGM and AGC) that hold or guarantee more than 60% of PREPA's outstanding bonds, in order to address its near-term liquidity issues. Creditors, including AGM and AGC, agreed not to exercise available rights and remedies until March 31, 2015, and the bank lenders agreed to extend the maturity of two revolving lines of credit to the same date. PREPA agreed it would continue to make principal and interest payments on its outstanding bonds, and interest payments on its lines of credit. It also agreed it would develop a five year business plan and a recovery program in respect of its operations. Subsequently, most of the parties extended these forbearance agreements several times.

On July 1, 2015, PREPA made full payment of the $416 million of principal and interest due on its bonds, including bonds insured by AGM and AGC. However, that payment was conditioned on and facilitated by AGM and AGC agreeing, also on July 1, to purchase a portion of $131 million of interest-bearing bonds to help replenish certain of the operating funds PREPA used to make the $416 million of principal and interest payments. On July 31, 2015, AGM and AGC purchased $74 million aggregate principal amount of those bonds; the bonds were repaid in full in 2016.

On December 24, 2015, AGM and AGC entered into a Restructuring Support Agreement (“RSA”) with PREPA, an ad hoc group of uninsured bondholders and a group of fuel-line lenders that would, subject to certain conditions, result in, among other things, modernization of the utility and a restructuring of current debt. Upon finalization of the contemplated restructuring transaction, insured PREPA revenue bonds (with no reduction to par or stated interest rate or extension of maturity) will be supported by securitization bonds issued by a special purpose corporation and secured by a transition charge assessed on ratepayers. To facilitate the securitization transaction, which enables PREPA to achieve debt relief and more efficient capital markets financing, Assured Guaranty will issue surety insurance policies in an aggregate amount not expected to exceed $113 million in exchange for a market premium and to support a portion of the reserve fund for the securitization bonds. Certain of the creditors also agreed, subject to certain conditions, to participate in a bridge financing. The Company’s share of the bridge financing is approximately $15 million. Legislation purportedly meeting the requirements of the RSA was enacted on February 16, 2016.  The closing of the restructuring transaction, the issuance of the surety bonds and the closing of the bridge financing are subject to certain conditions, including confirmation that the enacted legislation meets all requirements of the RSA and execution of acceptable documentation and legal opinions.
There can be no assurance that the conditions in the RSA will be met or that, if the conditions are met, the RSA’s other provisions, including those related to the restructuring of the insured PREPA revenue bonds, will be implemented. PREPA, during the pendency of the agreements, has suspended deposits into its debt service fund.

PRHTA

As of December 31, 2015, the Company had $909 million insured net par outstanding of PRHTA (Transportation revenue) bonds and $370 million net par of PRHTA (Highway revenue) bonds. In March 2015, legislation was passed in the Commonwealth that would have supported proposals involving the GDB and PRIFA and would have, among other things, strengthened PRHTA. The proposals involved the issuance of up to $2.95 billion of bonds by PRIFA, but the Company believes the Commonwealth is no longer pursuing those proposals. In addition, PRHTA is one of the public corporations affected by the Clawback Orders.

Municipal Finance Agency
As of December 31, 2015, the Company had $387 million net par outstanding of bonds issued by the Puerto Rico Municipal Finance Agency (“MFA”) secured by a pledge of local property tax revenues. On October 13, 2015, the Company filed a motion to intervene in litigation between Centro de Recaudación de Ingresos Municipales (“CRIM”) and the GDB in which CRIM was seeking to ensure that the pledged tax revenues are, and will continue to be, available to support the MFA bonds. While the Company’s motion to intervene was denied, the GDB and CRIM have reported that they executed a new deed of trust that requires the GDB, as fiduciary, to keep the pledged tax revenues separate from any other GDB monies or accounts and that governs the manner in which the pledged revenues may be invested and dispersed.
The following tables show the Company’s insured exposure to general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations.

Puerto Rico
Gross Par and Gross Debt Service Outstanding

	Gross Par Outstanding		Gross Debt Service Outstanding
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
	(in millions)
Previously Subject to the Voided Recovery Act (1)	$2,965	$3,058	$5,162	$5,326
Not Previously Subject to the Voided Recovery Act	2,790	2,977	4,470	4,748
Total	$5,755	$6,035	$9,632	$10,074
 ____________________

(1)
On February 6, 2015, the U.S. District Court for the District of Puerto Rico ruled that the Recovery Act is preempted by the U.S. Bankruptcy Code and is therefore void. On July 6, 2015, the U.S. Court of Appeals for the First Circuit upheld that ruling, and on December 4, 2015, the U.S. Supreme Court granted petitions for writs of certiorari relating to that ruling.

Puerto Rico
Net Par Outstanding

	As of December 31, 2015		As of December 31, 2014
	Total(1)	Internal Rating	Total	Internal Rating
	(in millions)
Exposures Previously Subject to the Voided Recovery Act:
PRHTA (Transportation revenue) (2)	$909	CCC-	$844	BB-
PREPA	744	CC	772	B-
Puerto Rico Aqueduct and Sewer Authority	388	CCC	384	BB-
PRHTA (Highway revenue) (2)	370	CCC	273	BB
Puerto Rico Convention Center District Authority ("PRCCDA")(2)	164	CCC-	174	BB-
Total	2,575		2,447

Exposures Not Previously Subject to the Voided Recovery Act:
Commonwealth of Puerto Rico - General Obligation Bonds	1,615	CCC	1,672	BB
MFA	387	CCC-	399	BB-
Puerto Rico Sales Tax Financing Corporation	269	CCC+	269	BBB
Puerto Rico Public Buildings Authority	188	CCC	100	BB
GDB	—	—	33	BB
PRIFA (2) (3)	18	CCC-	18	BB-
University of Puerto Rico	1	CCC-	1	BB-
Total	2,478		2,492
Total net exposure to Puerto Rico	$5,053		$4,939
____________________

(1)
As of December 31, 2015, the Company's Puerto Rico net exposures increased due to (1) net par of $385 million acquired in the Radian Asset Acquisition, of which $21 million was of PREPA and $166 million of PRHTA, and (2) a commutation of previously ceded Puerto Rico exposures.

(2)
The Governor issued executive orders on November 30, 2015, and December 8, 2015, directing the Puerto Rico Department of Treasury and the Puerto Rico Tourism Company to retain or transfer certain taxes and revenues pledged to secure the payment of bonds issued by PRHTA, PRIFA and PRCCDA. On January 7, 2016 the Company sued various Puerto Rico governmental officials in the United States District Court, District of Puerto Rico asserting that this attempt to “claw back” pledged taxes and revenues is unconstitutional, and demanding declaratory and injunctive relief.

(3)
On January 1, 2016 PRIFA defaulted on full payment of a portion of the interest due on its bonds on that date. For those PRIFA bonds the Company had insured, the Company paid approximately $451 thousand of claims for the interest payments on which PRIFA had defaulted.

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

Amortization Schedule of Puerto Rico Net Par Outstanding
and Net Debt Service Outstanding
As of December 31, 2015

	Scheduled Net Par Amortization			Scheduled Net Debt Service Amortization
	Previously Subject to the Voided Recovery Act	Not Previously Subject to the Voided Recovery Act	Total	Previously Subject to the Voided Recovery Act	Not Previously Subject to the Voided Recovery Act	Total
	(in millions)
2016	$98	$204	$302	$229	$330	$559
2017	51	171	222	175	289	464
2018	56	123	179	178	232	410
2019	74	130	204	192	232	424
2020	87	183	270	202	280	482
2021	66	59	125	177	146	323
2022	47	68	115	153	152	305
2023	110	41	151	214	123	337
2024	89	85	174	188	164	352
2025	111	85	196	206	157	363
2026 - 2030	590	352	942	973	659	1,632
2031 - 2035	583	548	1,131	838	763	1,601
2036 - 2040	308	263	571	427	348	775
2041 - 2045	137	166	303	207	182	389
2046 - 2047	168	—	168	181	—	181
Total	$2,575	$2,478	$5,053	$4,540	$4,057	$8,597

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

Net Direct Economic Exposure to Selected European Countries(1)
As of December 31, 2015

	Hungary	Italy	Portugal	Spain	Total
	(in millions)
Sub-sovereign exposure:
Non-infrastructure public finance(2)	$—	$780	$85	$240	$1,105
Infrastructure finance	271	10	—	120	401
Total sub-sovereign exposure	271	790	85	360	1,506
Non-sovereign exposure:
Regulated utilities	—	212	—	—	212
RMBS and other structured finance	170	244	—	13	427
Total non-sovereign exposure	170	456	—	13	639
Total	$441	$1,246	$85	$373	$2,145
Total BIG (See Note 5)	$374	$—	$85	$373	$832
 ____________________

(1)
While the Company’s exposures are shown in U.S. dollars, the obligations the Company insures are in various currencies, primarily Euros. One of the RMBS included in the table above includes residential mortgages in both Italy and Germany, and only the portion of the transaction equal to the portion of the original mortgage pool in Italian mortgages is shown in the table.

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

The Company has excluded from the exposure tables above its indirect economic exposure to the Selected European Countries through policies it provides on pooled corporate and commercial receivables transactions. The Company calculates indirect exposure to a country by multiplying the par amount of a transaction insured by the Company times the percent of the relevant collateral pool reported as having a nexus to the country. On that basis, the Company has calculated exposure of $223 million to Selected European Countries (plus Greece) in transactions with $4.2 billion of net par outstanding. The indirect exposure to credits with a nexus to Greece is $6 million across several highly rated pooled corporate obligations with net par outstanding of $244 million.

5.	Expected Loss to be Paid

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

This note provides information regarding expected claim payments to be made under all contracts in the insured portfolio. Net expected loss to be paid in the tables below consists of the present value of future: expected claim and LAE payments, expected recoveries in the transaction structures, cessions to reinsurers, and expected recoveries for breaches of representations and warranties ("R&W") and other loss mitigation strategies. Expected loss to be paid is important from a liquidity perspective in that it represents the present value of amounts that the Company expects to pay or recover in future periods, regardless of the accounting model. Expected loss to be paid is an important measure used by management to analyze the net economic loss on all contacts.

Accounting Policy

Insurance Accounting

For contracts accounted for as financial guaranty insurance, loss and LAE reserve is recorded only to the extent and for the amount that expected losses to be paid, exceed unearned premium reserve. As a result, the Company has expected loss to be paid that have not yet been expensed. Such amounts will be recognized in future periods as deferred premium revenue amortizes into income. Expected loss to be expensed is important because it presents the Company's projection of incurred losses that will be recognized in future periods (excluding accretion of discount). See "Financial Guaranty Insurance Losses" in Note 6, Financial Guaranty Insurance.

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

VIE Consolidation, at Fair Value

For financial guaranty insurance contracts issued on the debt of variable interest entities over which the Company is deemed to be the primary beneficiary due to its control rights, as defined in GAAP, the Company consolidates the FG VIE. The Company carries the assets and liabilities of the FG VIEs at fair value under the fair value option election. Management assesses the losses on the insured debt of the consolidated FG VIEs in the same manner as other financial guaranty insurance and credit derivative contracts. See Note 9, Consolidated Variable Interest Entities.

Expected Loss to be Paid

The expected loss to be paid is equal to the present value of expected future cash outflows for claim and LAE payments, net of inflows for expected salvage and subrogation (e.g., excess spread on the underlying collateral, and expected and contractual recoveries for breaches of R&W or other expected recoveries), using current risk-free rates. When the Company becomes entitled to the cash flow from the underlying collateral of an insured credit under salvage and subrogation rights as a result of a claim payment or estimated future claim payment, it reduces the expected loss to be paid on the contract. Net expected loss to be paid is defined as expected loss to be paid, net of amounts ceded to reinsurers.

The current risk-free rate is based on the remaining period of the contract used in the premium revenue recognition calculation (i.e., the contractual or expected period, as applicable). The Company updates the discount rate each quarter and records the effect of such changes in economic loss development. Expected cash outflows and inflows are probability weighted cash flows that reflect the likelihood of all possible expected outcomes. The Company estimates the expected cash outflows and inflows using management's assumptions about the likelihood of all possible outcomes based on all information available to it. Those assumptions consider the relevant facts and circumstances and are consistent with the information tracked and monitored through the Company's risk-management activities.

Economic Loss Development

Economic loss development represents the change in net expected loss to be paid attributable to the effects of changes in assumptions based on observed market trends, changes in discount rates, accretion of discount and the economic effects of loss mitigation efforts.

Expected loss to be paid and economic loss development include the effects of loss mitigation strategies such as negotiated and estimated recoveries for breaches of R&W, and purchases of insured debt obligations. Additionally, in certain cases, issuers of insured obligations elected, or the Company and an issuer mutually agreed as part of a negotiation, to deliver the underlying collateral or insured obligation to the Company.

In circumstances where the Company has purchased its own insured obligations that have expected losses, expected loss to be paid is reduced by the proportionate share of the insured obligation that is held in the investment portfolio. The difference between the purchase price of the obligation and the fair value excluding the value of the Company's insurance is treated as a paid loss. Assets that are purchased by the Company are recorded in the investment portfolio, at fair value, excluding the value of the Company's insurance. See Note 10, Investments and Cash and Note 7, Fair Value Measurement.

Loss Estimation Process

The Company’s loss reserve committees estimate expected loss to be paid for all contracts by reviewing analyses that consider various scenarios with corresponding probabilities assigned to them. Depending upon the nature of the risk, the Company’s view of the potential size of any loss and the information available to the Company, that analysis may be based upon individually developed cash flow models, internal credit rating assessments and sector-driven loss severity assumptions or judgmental assessments. In the case of its assumed business, the Company may conduct its own analysis as just described or, depending on the Company’s view of the potential size of any loss and the information available to the Company, the Company may use loss estimates provided by ceding insurers. The Company monitors the performance of its transactions with expected losses and each quarter the Company’s loss reserve committees review and refresh their loss projection assumptions and scenarios and the probabilities they assign to those scenarios based on actual developments during the quarter and their view of future performance.

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

The determination of expected loss to be paid is an inherently subjective process involving numerous estimates, assumptions and judgments by management, using both internal and external data sources with regard to frequency, severity of loss, economic projections, governmental actions, negotiations and other factors that affect credit performance. These estimates, assumptions and judgments, and the factors on which they are based, may change materially over a quarter, and as a result the Company’s loss estimates may change materially over that same period. Changes over a quarter in the Company’s loss estimates for structured finance transactions generally will be influenced by factors impacting the performance of the assets supporting those transactions. For example, changes over a quarter in the Company’s loss estimates for its RMBS transactions may be influenced by such factors as the level and timing of loan defaults experienced; changes in housing prices; results from the Company's loss mitigation activities; and other variables. Similarly, changes over a quarter in the Company’s loss estimates for municipal obligations supported by specified revenue streams, such as revenue bonds issued by toll road authorities, municipal utilities or airport authorities, generally will be influenced by factors impacting their revenue levels, such as changes in demand; changing demographics; and other economic factors, especially if the obligations do not benefit from financial support from other tax revenues or governmental authorities. On the other hand, changes over a quarter in the Company’s loss estimates for its tax-supported public finance transactions generally will be influenced by factors impacting the public issuer’s ability and willingness to pay, such as changes in the economy and population of the relevant area; changes in the issuer’s ability or willingness to raise taxes, decrease spending or receive federal assistance; new legislation; rating agency downgrades that reduce the issuer’s ability to refinance maturing obligations or issue new debt at a reasonable cost; changes in the priority or amount of pensions and other obligations owed to workers; developments in restructuring or settlement negotiations; and other political and economic factors.

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

In some instances, the terms of the Company's policy gives it the option to pay principal losses that have been recognized in the transaction but which it is not yet required to pay, thereby reducing the amount of guaranteed interest due in the future. The Company has sometimes exercised this option, which uses cash but reduces projected future losses.

The following tables present a roll forward of the present value of net expected loss to be paid for all contracts, whether accounted for as insurance, credit derivatives or FG VIEs, by sector, after the benefit for expected recoveries for breaches of R&W or other expected recoveries. The Company used weighted average risk-free rates for U.S. dollar denominated obligations, that ranged from 0.0% to 3.25% as of December 31, 2015 and 0.0% to 2.95% as of December 31, 2014.

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward

Year Ended December 31, 2015
(in millions)
Net expected loss to be paid, beginning of period	$1,169
Net expected loss to be paid on Radian Asset portfolio as of April 1, 2015	190
Economic loss development due to:
Accretion of discount	32
Changes in discount rates	(23)
Changes in timing and assumptions	310
Total economic loss development	319
Paid losses	(287)
Net expected loss to be paid, end of period	$1,391

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward by Sector
Year Ended December 31, 2015

	Net Expected Loss to be Paid (Recovered) as of December 31, 2014(2)	Net Expected Loss to be Paid (Recovered) on Radian Asset portfolio as of April 1, 2015	Economic Loss Development	(Paid) Recovered Losses(1)	Net Expected Loss to be Paid (Recovered) as of December 31, 2015 (2)
	(in millions)
Public Finance:
U.S. public finance	$303	$81	$416	$(29)	$771
Non-U.S. public finance	45	4	(11)	—	38
Public Finance	348	85	405	(29)	809
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	4	—	(1)	(5)	(2)
Alt-A first lien	304	7	(126)	(58)	127
Option ARM	(16)	0	(16)	4	(28)
Subprime	303	(4)	19	(67)	251
Total first lien	595	3	(124)	(126)	348
Second lien	(11)	1	42	29	61
Total U.S. RMBS	584	4	(82)	(97)	409
Triple-X life insurance transactions	161	—	11	(73)	99
TruPS	23	—	(18)	—	5
Student loans	68	—	(9)	(5)	54
Other structured finance	(15)	101	12	(83)	15
Structured Finance	821	105	(86)	(258)	582
Total	$1,169	$190	$319	$(287)	$1,391

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward by Sector
Year Ended December 31, 2014

	Net Expected Loss to be Paid (Recovered) as of December 31, 2013	Economic Loss Development	(Paid) Recovered Losses(1)	Net Expected Loss to be Paid (Recovered) as of December 31, 2014 (2)
	(in millions)
Public Finance:
U.S. public finance	$264	$183	$(144)	$303
Non-U.S. public finance	57	(12)	—	45
Public Finance	321	171	(144)	348
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	21	(16)	(1)	4
Alt-A first lien	304	(144)	144	304
Option ARM	(9)	(59)	52	(16)
Subprime	304	(7)	6	303
Total first lien	620	(226)	201	595
Second lien	(127)	(42)	158	(11)
Total U.S. RMBS	493	(268)	359	584
Triple-X life insurance transactions	75	92	(6)	161
TruPS	51	(28)	—	23
Student loans	52	16	0	68
Other structured finance	(10)	(13)	8	(15)
Structured Finance	661	(201)	361	821
Total	$982	$(30)	$217	$1,169
____________________

(1)
Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded in reinsurance recoverable on paid losses included in other assets. The Company paid $25 million and $37 million in LAE for the years ended December 31, 2015 and 2014, respectively.

(2)	Includes expected LAE to be paid of $12 million as of December 31, 2015 and $16 million as of December 31, 2014.

Future Net R&W Benefit
As of December 31, 2015, 2014 and 2013

	Future Net R&W Benefit as of December 31, 2015 (1)	Future Net R&W Benefit as of December 31, 2014	Future Net R&W Benefit as of December 31, 2013
	(in millions)
U.S. RMBS:
First lien	$0	$232	$569
Second lien	79	85	143
Total	$79	$317	$712
____________________

(1)	See the section "Breaches of Representations and Warranties" below for eligible assets held in trust.

The following tables present the present value of net expected loss to be paid for all contracts by accounting model, by sector and after the benefit for estimated and contractual recoveries for breaches of R&W.

Net Expected Loss to be Paid (Recovered)
By Accounting Model
As of December 31, 2015

	Financial Guaranty Insurance	FG VIEs(1) and Other	Credit Derivatives(2)	Total
	(in millions)
Public Finance:
U.S. public finance	$771	$—	$0	$771
Non-U.S. public finance	38	—	—	38
Public Finance	809	—	—	809
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	2	—	(4)	(2)
Alt-A first lien	110	17	0	127
Option ARM	(27)	—	(1)	(28)
Subprime	153	59	39	251
Total first lien	238	76	34	348
Second lien	13	44	4	61
Total U.S. RMBS	251	120	38	409
Triple-X life insurance transactions	88	—	11	99
TruPS	0	—	5	5
Student loans	54	—	—	54
Other structured finance	37	16	(38)	15
Structured Finance	430	136	16	582
Total	$1,239	$136	$16	$1,391

Net Expected Loss to be Paid (Recovered)
By Accounting Model
As of December 31, 2014

	Financial Guaranty Insurance	FG VIEs(1) and Other	Credit Derivatives(2)	Total
	(in millions)
Public Finance:
U.S. public finance	$303	$—	$—	$303
Non-U.S. public finance	45	—	—	45
Public Finance	348	—	—	348
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	2	—	2	4
Alt-A first lien	288	17	(1)	304
Option ARM	(15)	—	(1)	(16)
Subprime	163	71	69	303
Total first lien	438	88	69	595
Second lien	(53)	38	4	(11)
Total U.S. RMBS	385	126	73	584
Triple-X life insurance transactions	153	—	8	161
TruPS	1	—	22	23
Student loans	68	—	—	68
Other structured finance	34	(4)	(45)	(15)
Structured Finance	641	122	58	821
Total	$989	$122	$58	$1,169
_____________
(1)    Refer to Note 9, Consolidated Variable Interest Entities.

(2)    Refer to Note 8, Financial Guaranty Contracts Accounted for as Credit Derivatives.

The following tables present the net economic loss development for all contracts by accounting model, by sector and after the benefit for estimated and contractual recoveries for breaches of R&W.

Net Economic Loss Development (Benefit)
By Accounting Model
Year Ended December 31, 2015

	Financial Guaranty Insurance	FG VIEs(1) and Other	Credit Derivatives(2)	Total
	(in millions)
Public Finance:
U.S. public finance	$421	$—	$(5)	$416
Non-U.S. public finance	(11)	—	—	(11)
Public Finance	410	—	(5)	405
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	0	—	(1)	(1)
Alt-A first lien	(49)	0	(77)	(126)
Option ARM	(17)	—	1	(16)
Subprime	9	11	(1)	19
Total first lien	(57)	11	(78)	(124)
Second lien	35	7	—	42
Total U.S. RMBS	(22)	18	(78)	(82)
Triple-X life insurance transactions	6	—	5	11
TruPS	(1)	—	(17)	(18)
Student loans	(9)	—	—	(9)
Other structured finance	1	(2)	13	12
Structured Finance	(25)	16	(77)	(86)
Total	$385	$16	$(82)	$319

Net Economic Loss Development (Benefit)
By Accounting Model
Year Ended December 31, 2014

	Financial Guaranty Insurance	FG VIEs(1) and Other	Credit Derivatives(2)	Total
	(in millions)
Public Finance:
U.S. public finance	$183	$—	$—	$183
Non-U.S. public finance	(10)	—	(2)	(12)
Public Finance	173	—	(2)	171
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	—	—	(16)	(16)
Alt-A first lien	(87)	(13)	(44)	(144)
Option ARM	(48)	1	(12)	(59)
Subprime	(15)	6	2	(7)
Total first lien	(150)	(6)	(70)	(226)
Second lien	(130)	91	(3)	(42)
Total U.S. RMBS	(280)	85	(73)	(268)
Triple-X life insurance transactions	86	—	6	92
TruPS	(2)	—	(26)	(28)
Student loans	16	—	—	16
Other structured finance	(5)	(1)	(7)	(13)
Structured Finance	(185)	84	(100)	(201)
Total	$(12)	$84	$(102)	$(30)
____________
(1)    Refer to Note 9, Consolidated Variable Interest Entities.

(2)    Refer to Note 8, Financial Guaranty Contracts Accounted for as Credit Derivatives.

Selected U.S. Public Finance Transactions

The Company insures general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $5.1 billion net par as of December 31, 2015, all of which are BIG. For additional information regarding the Company's exposure to general obligations of Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations, please refer to "Exposure to Puerto Rico" in Note 4, Outstanding Exposure.

On February 25, 2015, a plan of adjustment resolving the bankruptcy filing of the City of Stockton, California under chapter 9 of the U.S. Bankruptcy Code became effective. As of December 31, 2015, the Company’s net exposure subject to the plan consists of $115 million of pension obligation bonds. As part of the plan settlement, the City will repay the pension obligation bonds from certain fixed payments and certain variable payments contingent on the City's revenue growth. The Company agreed as part of the plan to cancel its $40 million of the City’s lease revenue bonds in exchange for the irrevocable option to take title to the office building that served as collateral for the lease revenue bonds. The Company also receives net rental payments from the office building. The Company no longer reflects the canceled lease revenue bonds as outstanding insured net par, but instead the financial statements reflect an investment in the office building and related lease revenue and expenses. As of December 31, 2015, the office building is carried at approximately $29 million and is reported as part of Other Assets.

As a result of the Radian Asset Acquisition, the Company has approximately $21 million of net par exposure as of December 31, 2015 to bonds issued by Parkway East Public Improvement District, which is located in Madison County, Mississippi. The bonds, which are rated BIG, are payable from special assessments on properties within the District, as well as amounts paid under a contribution agreement with the County in which the County covenants that it will provide funds in the event special assessments are not sufficient to make a debt service payment. The special assessments have not been sufficient to pay debt service in full. In earlier years, the County provided funding to cover the balance of the debt service requirement, but the County now claims that the District’s failure to reimburse it within the two years stipulated in the contribution agreement means that the County is not required to provide funding until it is reimbursed. A declaratory judgment action is pending against the District and the County to establish the Company's rights under the contribution agreement. See "Recovery Litigation" below.

The Company also has $15.0 billion of net par exposure to healthcare transactions. The BIG net par outstanding in this sector is $351 million, $242 million of which was acquired as part of the Radian Asset Acquisition.

The Company projects that its total net expected loss across its troubled U.S. public finance credits as of December 31, 2015, which incorporated the likelihood of the various outcomes, will be $771 million, compared with a net expected loss of $303 million as of December 31, 2014. On April 1, 2015, the Radian Asset Acquisition added $81 million in net expected losses to be paid for U.S. public finance credits. Economic loss development in 2015 was $416 million, which was primarily attributable to Puerto Rico exposures.

Certain Selected European Country Sub-Sovereign Transactions

The Company insures and reinsures credits with sub-sovereign exposure to various Spanish and Portuguese issuers where a Spanish and Portuguese sovereign default may cause the sub-sovereigns also to default. The Company's gross exposure to these Spanish and Portuguese credits is $452 million and $91 million, respectively, and exposure net of reinsurance for Spanish and Portuguese credits is $360 million and $85 million, respectively. The Company rates most of these issuers in the BB category due to the financial condition of Spain and Portugal and their dependence on the sovereign. The Company's Hungary exposure is to infrastructure bonds dependent on payments from Hungarian governmental entities. The Company's gross exposure to these Hungarian credits is $274 million and its exposure net of reinsurance is $271 million, all of which is rated BIG. The Company estimated net expected losses of $35 million related to these Spanish, Portuguese and Hungarian credits. The economic benefit of approximately $11 million during 2015 was primarily related to changes in the exchange rate between the Euro and US Dollar and certain assumption updates.

 Infrastructure Finance

As of December 31, 2015, the Company had exposure of approximately $2.9 billion to infrastructure transactions with refinancing risk. The Company may be required to make claim payments on such exposure, the aggregate amount of the claim payments may be substantial and, although the Company may not experience ultimate loss on a particular transaction, reimbursement may not occur for an extended time. These transactions generally involve long-term infrastructure projects that were financed by bonds that mature prior to the expiration of the project concession. The Company expects the cash flows from these projects to be sufficient to repay all of the debt over the life of the project concession, but also expects the debt to be refinanced in the market at or prior to its maturity. If the issuer is unable to refinance the debt due to market conditions, the Company may have to pay a claim when the debt matures, and then recover from cash flows produced by the project in the future. The Company generally projects that in most scenarios it will be fully reimbursed for such claim payments. However, the recovery of such amounts is uncertain and may take from 10 to 35 years, depending on the transaction and the performance of the underlying collateral. As of December 31, 2015, the Company estimated total claims for the two largest transactions with significant refinancing risk, assuming no refinancing, and based on certain performance assumptions, could be $1.9 billion on a gross basis; such claims would occur from 2017 through 2022. Of such $1.9 billion in estimated gross claims, an estimated $1.3 billion related to obligations of Skyway Concession Company LLC (“SCC”), which owned the concession for the Chicago Skyway toll road. In November 2015, a consortium of three Canadian pension plans announced that they had reached agreement, subject to regulatory approvals and customary closing conditions, to purchase SCC for $2.8 billion. The sale was completed on February 25, 2016 and the various SCC obligations insured by the Company were retired without a claim on the Company.

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

Mortgage borrowers that are not more than one payment behind (generally considered performing borrowers) have demonstrated an ability and willingness to pay throughout the recession and mortgage crisis, and as a result are viewed as less likely to default than delinquent borrowers. Performing borrowers that eventually default will also need to progress through delinquency categories before any defaults occur. The Company projects how many of the currently performing loans will default and when they will default, by first converting the projected near term defaults of delinquent borrowers derived from liquidation rates into a vector of conditional default rates ("CDR"), then projecting how the CDR will develop over time. Loans that are defaulted pursuant to the conditional default rate after the near-term liquidation of currently delinquent loans represent defaults of currently performing loans and projected re-performing loans. A conditional default rate is the outstanding principal amount of defaulted loans liquidated in the current month divided by the remaining outstanding amount of the whole pool of loans (or “collateral pool balance”). The collateral pool balance decreases over time as a result of scheduled principal payments, partial and whole principal prepayments, and defaults.

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

The Company has been enforcing claims for breaches of R&W regarding the characteristics of the loans included in the collateral pools, and by reaching agreements with certain R&W providers in early October 2015, has completed its active pursuit of significant R&W claims. The Company calculates a credit for R&W recoveries to include in its cash flow projections based on agreements it has with R&W providers, which are described in more detail under "Breaches of Representations and Warranties" below.

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

Year-End 2015 Compared to Year-End 2014 U.S. RMBS Loss Projections

Based on its observation during the period of the performance of its insured transactions (including early stage delinquencies, late stage delinquencies and loss severity) as well as the residential property market and economy in general, the Company chose to use the same general assumptions to project RMBS losses as of December 31, 2015 as it used as of December 31, 2014, except that, for its first lien RMBS loss projections for 2015, it shortened by twelve months the period it is projecting it will take in the base case to reach the final CDR as compared with December 31, 2014. The methodology and revised assumptions the Company used to project first lien RMBS losses and the scenarios it employed are described in more detail below under " - U.S. First Lien RMBS Loss Projections: Alt A First Lien, Option ARM, Subprime and Prime", and the methodology and assumptions the Company uses to project second lien RMBS losses and the scenarios it employs are described in more detail below under " - U.S. Second Lien RMBS Loss Projections."

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

The Company estimated the impact of all of the refinements to its first lien RMBS assumptions described above to be a decrease of expected losses of approximately $42 million (before adjustments for settlements or loss mitigation purchases) in 2014.
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

U.S. First Lien RMBS Loss Projections: Alt-A First Lien, Option ARM, Subprime and Prime
The majority of projected losses in first lien RMBS transactions are expected to come from non-performing mortgage loans (those that are or in the past twelve months have been two or more payments behind, have been modified, are in foreclosure, or have been foreclosed upon). Changes in the amount of non-performing loans from the amount projected in the previous period are one of the primary drivers of loss development in this portfolio. In order to determine the number of defaults resulting from these delinquent and foreclosed loans, the Company applies a liquidation rate assumption to loans in each of various non-performing categories. The Company arrived at its liquidation rates based on data purchased from a third party provider and assumptions about how delays in the foreclosure process and loan modifications may ultimately affect the rate at which loans are liquidated. Each quarter the Company reviews the most recent twelve months of this data and (if necessary) adjusts its liquidation rates based on its observations. The following table shows liquidation assumptions for various non-performing categories.
First Lien Liquidation Rates

	December 31, 2015	December 31, 2014	December 31, 2013
Current Loans Modified in the Previous 12 Months
Alt A and Prime	25%	25%	35%
Option ARM	25	25	35
Subprime	25	25	35
Current Loans Delinquent in the Previous 12 Months
Alt A and Prime	25	25	N/A
Option ARM	25	25	N/A
Subprime	25	25	N/A
30 – 59 Days Delinquent
Alt A and Prime	35	35	50
Option ARM	40	40	50
Subprime	45	35	45
60 – 89 Days Delinquent
Alt A and Prime	45	50	60
Option ARM	50	55	65
Subprime	55	40	50
90+ Days Delinquent
Alt A and Prime	55	60	75
Option ARM	60	65	70
Subprime	60	55	60
Bankruptcy
Alt A and Prime	45	45	60
Option ARM	50	50	60
Subprime	40	40	55
Foreclosure
Alt A and Prime	65	75	85
Option ARM	70	80	80
Subprime	70	70	70
Real Estate Owned
All	100	100	100

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

In the base case, after the initial 36-month CDR plateau period, each transaction’s CDR is projected to improve over 12 months to an intermediate CDR (calculated as 20% of its CDR plateau); that intermediate CDR is held constant for 36 months and then trails off in steps to a final CDR of 5% of the CDR plateau. In the base case, the Company assumes the final CDR will be reached 7.5 years after the initial 36-month CDR plateau period, which is twelve months shorter than assumed at December 31, 2014. Under the Company’s methodology, defaults projected to occur in the first 36 months represent defaults that can be attributed to loans that were modified or delinquent in the last 12 months or that are currently delinquent or in foreclosure, while the defaults projected to occur using the projected CDR trend after the first 36 month period represent defaults attributable to borrowers that are currently performing or are projected to reperform.

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

Key Assumptions in Base Case Expected Loss Estimates
First Lien RMBS(1)

	As of December 31, 2015				As of December 31, 2014				As of December 31, 2013
	Range			Weighted Average	Range			Weighted Average	Range			Weighted Average
Alt-A First Lien
Plateau CDR	1.7%	–	26.4%	6.4%	2.0%	–	13.4%	7.3%	2.8%	–	18.4%	9.7%
Intermediate CDR	0.3%	–	5.3%	1.3%	0.4%	–	2.7%	1.5%	0.6%	–	3.7%	1.9%
Period until intermediate CDR	48 months				48 months				48 months
Final CDR	0.1%	–	1.3%	0.3%	0.1%	–	0.7%	0.3%	0.1%	–	0.9%	0.5%
Initial loss severity:
2005 and prior	60.0%				60.0%				65.0%
2006	70.0%				70.0%				65.0%
2007	65.0%				65.0%				65.0%
Initial CPR	2.7%	–	32.5%	11.5%	1.7%	–	21.0%	7.7%	0.0%	–	34.2%	9.7%
Final CPR(2)	15%				15%				15%
Option ARM
Plateau CDR	3.5%	–	10.3%	7.8%	4.3%	–	14.2%	10.6%	4.9%	–	16.8%	11.9%
Intermediate CDR	0.7%	–	2.1%	1.6%	0.9%	–	2.8%	2.1%	1.0%	–	3.4%	2.4%
Period until intermediate CDR	48 months				48 months				48 months
Final CDR	0.2%	–	0.5%	0.4%	0.2%	–	0.7%	0.5%	0.2%	–	0.8%	0.5%
Initial loss severity:
2005 and prior	60.0%				60.0%				65.0%
2006	70.0%				70.0%				65.0%
2007	65.0%				65.0%				65.0%
Initial CPR	1.5%	–	10.9%	5.1%	1.1%	–	11.8%	4.9%	0.4%	–	13.1%	4.7%
Final CPR(2)	15%				15%				15%
Subprime
Plateau CDR	4.7%	–	13.2%	9.5%	4.9%	–	15%	10.6%	5.6%	–	16.2%	11.8%
Intermediate CDR	0.9%	–	2.6%	1.9%	1.0%	–	3.0%	2.1%	1.1%	–	3.2%	2.4%
Period until intermediate CDR	48 months				48 months				48 months
Final CDR	0.2%	–	0.7%	0.4%	0.2%	–	0.7%	0.4%	0.3%	–	0.8%	0.4%
Initial loss severity:
2005 and prior	75.0%				75.0%				90.0%
2006	90.0%				90.0%				90.0%
2007	90.0%				90.0%				90.0%
Initial CPR	0.0%	–	10.1%	3.6%	0.0%	–	10.5%	6.1%	0.0%	–	15.7%	4.1%
Final CPR(2)	15%				15%				15%
____________________
(1)                                Represents variables for most heavily weighted scenario (the “base case”).

(2)	For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used.

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

 In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the conditional default rate returned to its modeled equilibrium, which was defined as 5% of the initial conditional default rate. The Company also stressed CPR and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios as of December 31, 2015. The Company used a similar approach to establish its pessimistic and optimistic scenarios as of December 31, 2015 as it used as of December 31, 2014, increasing and decreasing the periods of stress from those used in the base case.

In a somewhat more stressful environment than that of the base case, where the conditional default rate plateau was extended six months (to be 42 months long) before the same more gradual conditional default rate recovery and loss severities were assumed to recover over 4.5 rather than 2.5 years (and subprime loss severities were assumed to recover only to 60% and Option ARM and Alt A loss severities to only 45%), expected loss to be paid would increase from current projections by approximately $12 million for Alt-A first liens, $5 million for Option ARM, $46 million for subprime and $0.2 million for prime transactions.

In an even more stressful scenario where loss severities were assumed to rise and then recover over nine years and the initial ramp-down of the conditional default rate was assumed to occur over 15 months and other assumptions were the same as the other stress scenario, expected loss to be paid would increase from current projections by approximately $31 million for Alt-A first liens, $9 million for Option ARM, $64 million for subprime and $1 million for prime transactions.

In a scenario with a somewhat less stressful environment than the base case, where conditional default rate recovery was somewhat less gradual, expected loss to be paid would decrease from current projections by approximately $1 million for Alt-A first liens, $15 million for Option ARM, $8 million for subprime and $14 thousand for prime transactions.

In an even less stressful scenario where the conditional default rate plateau was six months shorter (30 months, effectively assuming that liquidation rates would improve) and the conditional default rate recovery was more pronounced, (including an initial ramp-down of the conditional default rate over nine months), expected loss to be paid would decrease from current projections by approximately $12 million for Alt-A first liens, $25 million for Option ARM, $34 million for subprime and $0.2 million for prime transactions.

 U.S. Second Lien RMBS Loss Projections

Second lien RMBS transactions include both HELOC and closed end second lien. The Company believes the primary variable affecting its expected losses in second lien RMBS transactions is the amount and timing of future losses in the collateral pool supporting the transactions. Expected losses are also a function of the structure of the transaction; the voluntary prepayment rate (typically also referred to as CPR of the collateral); the interest rate environment; and assumptions about the draw rate and loss severity.

In second lien transactions the projection of near-term defaults from currently delinquent loans is relatively straightforward because loans in second lien transactions are generally “charged off” (treated as defaulted) by the securitization’s servicer once the loan is 180 days past due. Most second lien transactions report the amount of loans in five monthly delinquency categories (i.e., 30-59 days past due, 60-89 days past due, 90-119 days past due, 120-149 days past due and 150-179 days past due). The Company estimates the amount of loans that will default over the next five months by calculating current representative liquidation rates. A liquidation rate is the percent of loans in a given cohort (in this instance, delinquency category) that ultimately default. Similar to first liens, the Company then calculates a CDR for six months, which is the period over which the currently delinquent collateral is expected to be liquidated. That CDR is then used as the basis for the plateau period that follows the embedded five months of losses. Liquidation rates assumed as of December 31, 2015, were from 10% to 100%.

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

HELOC loans generally permit the borrower to pay only interest for an initial period (often ten years) and, after that period, require the borrower to make both the monthly interest payment and a monthly principal payment, and so increase the borrower's aggregate monthly payment. Some of the HELOC loans underlying the Company's insured HELOC transactions have reached their principal amortization period. The Company has observed that the increase in monthly payments occurring when a loan reaches its principal amortization period, even if mitigated by borrower relief offered by the servicer, is associated with increased borrower defaults. Thus, most of the Company's HELOC projections incorporate an assumption that a percentage of loans reaching their amortization periods will default around the time of the payment increase. These projected defaults are in addition to those generated using the CDR curve as described above. This assumption is similar to the one used at December 31, 2014. For December 31, 2015 the Company used the approach it had refined in the third quarter of 2015 to calculate the number of additional delinquencies as a function of the number of modified loans in the transaction and the final steady state CDR but increased those additional resulting defaults. Under this refined approach, transactions that have worse than average expected experience will have higher defaults and transactions where borrowers are receiving modifications so that they will not default when their interest only period ends will have higher losses.

When a second lien loan defaults, there is generally a very low recovery. The Company had assumed as of December 31, 2015 that it will generally recover only 2% of the collateral defaulting in the future and declining additional amounts of post-default receipts on previously defaulted collateral. Based on experience, the Company changed this assumption from the assumption it had used as at December 31, 2014, when it assumed it would generally recover 10% or less of the collateral defaulting in the future and declining additional amounts of post-default receipts on previously defaulted collateral.

The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected as well as the amount of excess spread. In the base case, an average CPR (based on experience of the most recent three quarters) is assumed to continue until the end of the plateau before gradually increasing to the final CPR over the same period the CDR decreases. The final CPR is assumed to be 15% for second lien transactions, which is lower than the historical average but reflects the Company’s continued uncertainty about the projected performance of the borrowers in these transactions. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. This pattern is generally consistent with how the Company modeled the CPR at December 31, 2014. To the extent that prepayments differ from projected levels it could materially change the Company’s projected excess spread and losses.

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

In estimating expected losses, the Company modeled and probability weighted five possible CDR curves applicable to the period preceding the return to the long-term steady state CDR. The Company used five scenarios at December 31, 2015 and three scenarios at December 31, 2014. The Company believes that the level of the elevated CDR and the length of time it will persist, the ultimate prepayment rate, and the amount of additional defaults because of the expiry of the interest only period, are the primary drivers behind the likely amount of losses the collateral will suffer. The Company continues to evaluate the assumptions affecting its modeling results.

Most of the Company's projected second lien RMBS losses are from HELOC transactions. The following table shows the range as well as the average, weighted by outstanding net insured par, for key assumptions for the calculation of expected loss to be paid for individual transactions for direct vintage 2004 - 2008 HELOCs.

Key Assumptions in Base Case Expected Loss Estimates
HELOCs(1)

	As of December 31, 2015				As of December 31, 2014				As of December 31, 2013
	Range			Weighted Average	Range			Weighted Average	Range			Weighted Average
Plateau CDR	4.9%	–	23.5%	10.3%	2.8%	–	6.8%	4.1%	2.3%	–	7.7%	4.9%
Final CDR trended down to	0.5%	–	3.2%	1.2%	0.5%	–	3.2%	1.2%	0.4%	–	3.2%	1.1%
Period until final CDR	34 months				34 months				34 months
Initial CPR	10.9%				6.9%	–	21.8%	11.0%	2.7%	–	21.5%	9.9%
Final CPR(2)	10.0%	–	15.0%	13.3%	15.0%	–	21.8%	15.5%	10%
Loss severity	98.0%				90.0%	–	98.0%	90.4%	98%
____________________

(1)	Represents variables for most heavily weighted scenario (the “base case”).

(2)	For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used.

The Company’s base case assumed a six month CDR plateau and a 28 month ramp-down (for a total stress period of 34 months). The Company also modeled a scenario with a longer period of elevated defaults and another with a shorter period of elevated defaults. Increasing the CDR plateau to eight months and increasing the ramp-down by three months to 31 months (for a total stress period of 39 months), and doubling the defaults relating to the end of the interest only period would increase the expected loss by approximately $52 million for HELOC transactions. On the other hand, reducing the CDR plateau to four months and decreasing the length of the CDR ramp-down to 25 months (for a total stress period of 29 months), and lowering the ultimate prepayment rate to 10% would decrease the expected loss by approximately $28 million for HELOC transactions.

Breaches of Representations and Warranties

Generally, when mortgage loans were transferred into a securitization, the loan originator(s) and/or sponsor(s) provided R&W that the loans meet certain characteristics, and a breach of such R&W often requires that the loan be repurchased from the securitization. The Company has pursued such breaches of R&W on a loan-by-loan basis or in cases where a provider of R&W refused to honor its repurchase obligations, the Company sometimes chose to initiate litigation. The Company's success in pursuing these strategies permitted the Company to enter into agreements with R&W providers under which those providers made payments to the Company, agreed to make payments to the Company in the future, and / or repurchased loans from the transactions, all in return for releases of related liability by the Company. In some instances, the entity providing the R&W (or an affiliate of that entity) also benefited from credit protection sold by the Company through a CDS, and the Company entered into an agreement terminating the CDS protection it provided (and so avoiding future losses on that transaction), again in return for releases of related liability by the Company and in certain instances other consideration.

Through December 31, 2015 the Company has caused entities providing R&Ws to pay, or agree to pay, or to terminate or agree to terminate insurance protection on future projected losses of, approximately $4.2 billion (gross of reinsurance) in respect of their R&W liabilities for transactions in which the Company has provided insurance.

The Company has included in its net expected loss estimates as of December 31, 2015 an estimated net benefit of $79 million (net of reinsurance), all of which is projected to be received pursuant to existing agreements with R&W providers or is otherwise collateralized. The Company is no longer actively pursuing R&W providers where it does not have such an agreement. Most of the amount projected to be received pursuant to existing agreements with R&W providers benefits from eligible assets placed in trusts to collateralize the R&W provider’s future reimbursement obligation, with the amount of such collateral subject to increase or decrease from time to time as determined by rating agency requirements. Currently the Company has agreements with three counterparties where a future reimbursement obligation is collateralized by eligible assets held in trust:

•
Bank of America. Under the Company's agreement with Bank of America Corporation and certain of its subsidiaries (“Bank of America”), Bank of America agreed to reimburse the Company for 80% of claims on the first lien transactions covered by the agreement that the Company pays in the future, until the aggregate lifetime collateral losses (not insurance losses or claims) on those transactions reach $6.6 billion. As of December 31, 2015 aggregate lifetime collateral losses on those transactions was $4.4 billion, and the Company was projecting in its base case that such collateral losses would eventually reach $5.2 billion. Bank of America's reimbursement obligation is secured by $543 million of collateral held in trust for the Company's benefit.

•
Deutsche Bank. Under the Company's May 2012 agreement with Deutsche Bank AG and certain of its affiliates (collectively, “Deutsche Bank”), Deutsche Bank agreed to reimburse the Company for certain claims it pays in the future on eight first and second lien transactions, including 80% of claims it pays on those transactions until the aggregate lifetime claims (before reimbursement) reach $319 million. As of December 31, 2015, the Company was projecting in its base case that such aggregate lifetime claims would remain below $319 million. In the event aggregate lifetime claims paid exceed $389 million, Deutsche Bank must reimburse the Company for 85% of such claims paid (in excess of $389 million) until such claims paid reach $600 million. Deutsche Bank’s reimbursement obligation is secured by $71 million of collateral held in trust for the Company’s benefit.

•
UBS. On May 6, 2013, the Company entered into an agreement with UBS Real Estate Securities Inc. and affiliates ("UBS") and a third party resolving the Company’s claims and liabilities related to specified RMBS transactions that were issued, underwritten or sponsored by UBS and insured by AGM or AGC under financial guaranty insurance policies. Under the agreement, UBS agreed to reimburse the Company for 85% of future losses on three first lien RMBS transactions, and such reimbursement obligation is secured by $54 million of collateral held in trust for the Company's benefit.

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

Triple-X Life Insurance Transactions

The Company had $2.8 billion of net par exposure to Triple-X life insurance transactions as of December 31, 2015. Two of these transactions, with $216 million of net par outstanding, are rated BIG. The Triple-X life insurance transactions are based on discrete blocks of individual life insurance business. In older vintage Triple-X life insurance securitization transactions, which include the two BIG-rated transactions, the amounts raised by the sale of the notes insured by the Company were used to capitalize a special purpose vehicle that provides reinsurance to a life insurer or reinsurer. The monies are invested at inception in accounts managed by third-party investment managers. In the case of the two BIG-rated transactions, material amounts of their assets were invested in U.S. RMBS. Based on its analysis of the information currently available, including estimates of future investment performance, and projected credit impairments on the invested assets and performance of the blocks of life insurance business at December 31, 2015, the Company’s projected net expected loss to be paid is $99 million. The economic loss development during 2015 was approximately $11 million, which was due primarily to changes in the risk free rates used to discount the losses and life insurance mortality projections earlier in the year as well as assumption updates related to future transaction cashflows.

In the case of one of the BIG-rated transactions, AGM had guaranteed a CDS that referenced the entire issued and outstanding amount of its Series A-1 Notes, which AGUK guarantees. On July 9, 2015, in consideration of a cash payment by AGM, the swap counterparty delivered to AGM all of the Series A-1 Notes, and the parties terminated the CDS. AGUK continues to guarantee the Series A-1 Notes. However, consistent with the Company's practice of excluding from its par and Debt Service outstanding amounts attributable to loss mitigation securities it has purchased because it manages such securities as investments and not insurance exposure, the Company excluded from its consolidated net par outstanding as of December 31, 2015 the $382.5 million net par of such notes.

Student Loan Transactions

The Company has insured or reinsured $1.8 billion net par of student loan securitizations issued by private issuers and that it classifies as structured finance. Of this amount, $163 million is rated BIG. The Company is projecting approximately $54 million of net expected loss to be paid on these transactions. In general, the losses are due to: (i) the poor credit performance of private student loan collateral and high loss severities, or (ii) high interest rates on auction rate securities with respect to which the auctions have failed. The economic benefit during 2015 was approximately $9 million, which was driven primarily by a partial commutation by the underlying insurer during the first quarter of 2015.

Other structured finance

The Company's other structured finance exposures include $0.9 billion net par rated BIG, including transactions backed by manufactured housing loans and quota share surety reinsurance contracts on Spanish housing cooperatives. As of April 1, 2015, the Radian Asset Acquisition added $101 million in net economic losses for other structured finance credits. The Company has expected loss to be paid of $15 million as of December 31, 2015. The economic loss development during 2015 was $12 million, which was attributable primarily to the purchase of notes issued by a distressed collateralized loan obligation (“CLO”) and termination of the related credit derivative in December 2015. In January 2016 the Company agreed with the ceding company to commute the Spanish housing cooperative surety reinsurance.

Recovery Litigation

Public Finance Transactions

On January 7, 2016, AGM, AGC and Ambac Insurance Corporation (“Ambac”) commenced an action for declaratory judgment and injunctive relief in the U.S. District Court for the District of Puerto Rico to invalidate the executive orders issued by the Governor on November 30, 2015 and December 8, 2015 directing that the Secretary of the Treasury of the Commonwealth of Puerto Rico and the Puerto Rico Tourism Company retain or transfer certain taxes and revenues pledged to secure the payment of bonds issued by the Puerto Rico Highways and Transportation Authority, the Puerto Rico Convention Center District Authority and the Puerto Rico Infrastructure Financing Authority.  The action is still in its early stages.

On November 1, 2013, Radian Asset commenced a declaratory judgment action in the U.S. District Court for the Southern District of Mississippi against Madison County, Mississippi and the Parkway East Public Improvement District to establish its rights under a contribution agreement from the County supporting certain special assessment bonds issued by the District and insured by Radian Asset (now AGC). As of December 31, 2015, $21 million of such bonds were outstanding. The County maintains that its payment obligation is limited to two years of annual debt service, while AGC contends no such limitation applies. On April 20, 2015, the Court issued an order addressing AGC's and the County's cross-motions for partial summary judgment, and denied the County's motion for summary judgment that its payment obligation lasts only two years. On May 1, 2015, AGC paid its first claim on the insured bonds. Discovery is ongoing.

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

6.	Financial Guaranty Insurance

Financial Guaranty Insurance Premiums

The portfolio of outstanding exposures discussed in Note 4, Outstanding Exposure, includes financial guaranty contracts that meet the definition of insurance contracts as well as those that meet the definition of a derivative under GAAP. Amounts presented in this note relate to financial guaranty insurance contracts, unless otherwise noted. See Note 8, Financial Guaranty Contracts Accounted for as Credit Derivatives for amounts that relate to CDS and Note 9, Consolidated Variable Interest Entities for amounts that relate to FG VIEs.

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

Premium receivables comprise the present value of contractual or expected future premium collections discounted using the risk-free rate. Unearned premium reserve represents deferred premium revenue, less claim payments and recoveries received that have not yet been recognized in the statement of operations (“contra-paid”). The following discussion relates to the deferred premium revenue component of the unearned premium reserve, while the contra-paid is discussed below under "Financial Guaranty Insurance Losses."

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

Deferred premium revenue ceded to reinsurers (ceded unearned premium reserve) is recorded as an asset. Direct, assumed and ceded earned premium revenue are presented together as net earned premiums in the statement of operations. Net earned premiums comprise the following:

Net Earned Premiums

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Scheduled net earned premiums	$416	$415	$470
Acceleration of net earned premiums (1)	331	136	263
Accretion of discount on net premiums receivable	17	16	17
Financial guaranty insurance net earned premiums	764	567	750
Other	2	3	2
Net earned premiums (2)	$766	$570	$752
 ___________________

(1)	Reflects the unscheduled refunding or termination of the insurance on an insured obligation as well as changes in scheduled earnings due to changes in the expected lives of the insured obligations.

(2)	Excludes $21 million, $32 million and $60 million for the year ended December 31, 2015, 2014 and 2013, respectively, related to consolidated FG VIEs.

Components of
Unearned Premium Reserve

	As of December 31, 2015			As of December 31, 2014
	Gross	Ceded	Net(1)	Gross	Ceded	Net(1)
	(in millions)
Deferred premium revenue	$4,008	$238	$3,770	$4,167	$387	$3,780
Contra-paid(2)	(12)	(6)	(6)	94	(6)	100
Unearned premium reserve	$3,996	$232	$3,764	$4,261	$381	$3,880
 ____________________

(1)	Excludes $110 million and $125 million of deferred premium revenue and $30 million and $42 million of contra-paid related to FG VIEs as of December 31, 2015 and December 31, 2014, respectively.

(2)	See "Financial Guaranty Insurance Losses – Insurance Contracts' Loss Information" below for an explanation of "contra-paid".

Gross Premium Receivable,
Net of Commissions on Assumed Business
Roll Forward

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Beginning of period, December 31	$729	$876	$1,005
Premiums receivable acquired in Radian Asset Acquisition on April 1, 2015	2	—	—
Gross premium written, net of commissions on assumed business	198	171	145
Gross premiums received, net of commissions on assumed business	(206)	(230)	(259)
Adjustments:
Changes in the expected term	(19)	(66)	(28)
Accretion of discount, net of commissions on assumed business	18	10	20
Foreign exchange translation	(25)	(31)	(1)
Consolidation/deconsolidation of FG VIEs	(4)	(1)	—
Other adjustments	0	—	(6)
End of period, December 31 (1)	$693	$729	$876
____________________

(1)	Excludes $17 million, $19 million and $21 million as of December 31, 2015 , 2014 and 2013, respectively, related to consolidated FG VIEs.

Foreign exchange translation relates to installment premium receivables denominated in currencies other than the U.S. dollar. Approximately 52% and 51% of installment premiums at December 31, 2015 and 2014, respectively, are denominated in currencies other than the U.S. dollar, primarily the Euro and British Pound Sterling.

The timing and cumulative amount of actual collections may differ from expected collections in the tables below due to factors such as foreign exchange rate fluctuations, counterparty collectability issues, accelerations, commutations and changes in expected lives.

Expected Collections of
Financial Guaranty Gross Premiums Receivable,
Net of Commissions on Assumed Business
(Undiscounted)

As of December 31, 2015
(in millions)
2016 (January 1 – March 31)	$34
2016 (April 1 – June 30)	23
2016 (July 1 – September 30)	18
2016 (October 1 – December 31)	17
2017	67
2018	61
2019	57
2020	56
2021-2025	226
2026-2030	147
2031-2035	103
After 2035	84
Total(1)	$893
____________________

(1)	Excludes expected cash collections on FG VIEs of $22 million.

Scheduled Financial Guaranty Net Earned Premiums

As of December 31, 2015
(in millions)
2016 (January 1 – March 31)	$100
2016 (April 1 – June 30)	97
2016 (July 1 – September 30)	93
2016 (October 1 – December 31)	91
Subtotal 2016	381
2017	332
2018	298
2019	272
2020	250
2021-2025	977
2026-2030	616
2031-2035	363
After 2035	281
Net deferred premium revenue(1)	3,770
Future accretion	186
Total future net earned premiums	$3,956
 ____________________

(1)	Excludes scheduled net earned premiums on consolidated FG VIEs of $110 million.

Selected Information for Financial Guaranty Policies Paid in Installments

	As of December 31, 2015	As of December 31, 2014
	(dollars in millions)
Premiums receivable, net of commission payable	$693	$729
Gross deferred premium revenue	1,240	1,370
Weighted-average risk-free rate used to discount premiums	3.1%	3.5%
Weighted-average period of premiums receivable (in years)	9.4	9.4

Financial Guaranty Insurance Acquisition Costs

Accounting Policy

Policy acquisition costs that are directly related and essential to successful insurance contract acquisition and ceding commission income on ceded reinsurance contracts are deferred for contracts accounted for as insurance, and reported net. Amortization of deferred policy acquisition costs includes the accretion of discount on ceding commission income and expense.

Capitalized policy acquisition costs costs include expenses such as ceding commissions expense on assumed reinsurance contracts and the cost of underwriting personnel attributable to successful underwriting efforts. Ceding commission expense on assumed reinsurance contracts and ceding commission income on ceded reinsurance contracts that are associated with premiums received in installments are calculated at their contractually defined commission rates, discounted consistent with premiums receivable for all future periods, and included in deferred acquisition costs ("DAC"), with a corresponding offset to net premiums receivable or reinsurance balances payable. Management uses its judgment in determining the type and amount of costs to be deferred. The Company conducts an annual study to determine which operating costs qualify for deferral. Costs incurred for soliciting potential customers, market research, training, administration, unsuccessful acquisition efforts, and product development as well as all overhead type costs are charged to expense as incurred. DAC is amortized in proportion to net earned premiums. When an insured obligation is retired early, the remaining related DAC, net of ceding commission income is recognized at that time.

Expected losses, which include LAE, investment income, and the remaining costs of servicing the insured or reinsured business, are considered in determining the recoverability of DAC.

Rollforward of
Deferred Acquisition Costs

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Beginning of period	$121	$124	$116
DAC adjustments related to Radian Asset Acquisition on April 1, 2015	1	—	—
Costs deferred during the period:
Commissions on assumed and ceded business	(1)	7	9
Premium taxes	2	3	4
Compensation and other acquisition costs	11	10	8
Total	12	20	21
Costs amortized during the period	(20)	(23)	(13)
End of period	$114	$121	$124

Financial Guaranty Insurance Losses

Accounting Policies

Loss and LAE Reserve

Loss and LAE reserve reported on the balance sheet relates only to direct and assumed reinsurance contracts that are accounted for as insurance, substantially all of which are financial guaranty insurance contracts. The corresponding reserve ceded to reinsurers is reported as reinsurance recoverable on unpaid losses. As discussed in Note 7, Fair Value Measurement, contracts that meet the definition of a derivative, as well as consolidated FG VIE assets and liabilities, are recorded separately at fair value. Any expected losses related to consolidated FG VIEs are eliminated upon consolidation. Any expected losses on credit derivatives are not recorded as loss and LAE reserve on the consolidated balance sheet.

Under financial guaranty insurance accounting, the sum of unearned premium reserve and loss and LAE reserve represents the Company's stand‑ready obligation. Unearned premium reserve is deferred premium revenue, less claim payments and recoveries received that have not yet been recognized in the statement of operations ("contra-paid"). At contract inception, the entire stand-ready obligation is represented by unearned premium reserve. A loss and LAE reserve for an insurance contract is recorded only to the extent, and for the amount, that expected loss to be paid net of contra-paid (“total losses”) exceed the deferred premium revenue, on a contract by contract basis. As a result, the Company has expected loss to be paid that has not yet been expensed. Such amounts will be recognized in future periods as deferred premium revenue amortizes into income.
When a claim or LAE payment is made on a contract, it first reduces any recorded loss and LAE reserve. To the extent there is no loss and LAE reserve on a contract, then such claim payment is recorded as “contra-paid,” which reduces the unearned premium reserve. The contra-paid is recognized in the line item “loss and LAE” in the consolidated statement of operations when and for the amount that total losses exceed the remaining deferred premium revenue on the insurance contract. Loss and LAE in the consolidated statement of operations is presented net of cessions to reinsurers.

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

The Company recognizes the expected recovery of claim payments (including recoveries from settlement with R&W providers) made by an acquired subsidiary prior to the date of acquisition, consistent with its policy for recognizing recoveries on all financial guaranty insurance contracts. To the extent that the estimated amount of recoveries increases or decreases due to changes in facts and circumstances the Company would recognize a benefit or expense consistent with how changes in the expected recovery of all other claim payments are recorded. The ceded component of salvage and subrogation recoverable is recorded in the line item reinsurance balances payable.

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

Insurance Contracts' Loss Information

The following table provides information on loss and LAE reserves and salvage and subrogation recoverable, net of reinsurance. The Company used weighted average risk-free rates for U.S. dollar denominated financial guaranty insurance obligations that ranged from 0.0% to 3.25% as of December 31, 2015 and 0.0% to 2.95% as of December 31, 2014. Financial guaranty insurance expected LAE reserve was $10 million as of December 31, 2015 and $12 million as of December 31, 2014.

Loss and LAE Reserve and Salvage and Subrogation Recoverable
Net of Reinsurance
Insurance Contracts

	As of December 31, 2015			As of December 31, 2014
	Loss and LAE Reserve, net	Salvage and Subrogation Recoverable, net	Net Reserve (Recoverable)	Loss and LAE Reserve, net	Salvage and Subrogation Recoverable, net	Net Reserve (Recoverable)
	(in millions)
Public Finance:
U.S. public finance	$604	$7	$597	$243	$8	$235
Non-U.S. public finance	25	—	25	30	—	30
Public Finance	629	7	622	273	8	265
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	2	—	2	2	—	2
Alt-A first lien	46	—	46	87	—	87
Option ARM	13	42	(29)	28	40	(12)
Subprime	169	21	148	166	8	158
First lien	230	63	167	283	48	235
Second lien	32	53	(21)	7	78	(71)
Total U.S. RMBS	262	116	146	290	126	164
Triple-X life insurance transactions	82	—	82	140	—	140
TruPS	—	—	—	0	—	0
Student loans	51	—	51	64	—	64
Other structured finance	48	—	48	34	8	26
Structured Finance	443	116	327	528	134	394
Subtotal	1,072	123	949	801	142	659
Other recoverables	—	3	(3)	—	13	(13)
Subtotal	1,072	126	946	801	155	646
Effect of consolidating FG VIEs	(74)	0	(74)	(80)	(1)	(79)
Total (1)	$998	$126	$872	$721	$154	$567
______________
(1)                                 See “Components of Net Reserves (Salvage)” table for loss and LAE reserve and salvage and subrogation recoverable components.

Components of Net Reserves (Salvage)

	As of December 31, 2015	As of December 31, 2014
	(in millions)
Loss and LAE reserve	$1,067	$799
Reinsurance recoverable on unpaid losses	(69)	(78)
Loss and LAE reserve, net	998	721
Salvage and subrogation recoverable	(126)	(151)
Salvage and subrogation payable(1)	3	10
Other recoverables	(3)	(13)
Salvage and subrogation recoverable, net, and other recoverable	(126)	(154)
Net reserves (salvage)	$872	$567
____________________
(1)          Recorded as a component of reinsurance balances payable.

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

Reconciliation of Net Expected Loss to be Paid and
Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of December 31, 2015
(in millions)
Net expected loss to be paid	$1,375
Less: net expected loss to be paid for FG VIEs and other	136
Total	1,239
Contra-paid, net	5
Salvage and subrogation recoverable, net of reinsurance	123
Loss and LAE reserve, net of reinsurance	(982)
Other recoveries	2
Net expected loss to be expensed (present value)(1)	$387
____________________

(1)	Excludes $77 million as of December 31, 2015 related to consolidated FG VIEs.

The following table provides a schedule of the expected timing of net expected losses to be expensed. The amount and timing of actual loss and LAE may differ from the estimates shown below due to factors such as accelerations, commutations, changes in expected lives and updates to loss estimates. This table excludes amounts related to FG VIEs, which are eliminated in consolidation.

Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of December 31, 2015
(in millions)
2016 (January 1 – March 31)	$12
2016 (April 1 – June 30)	10
2016 (July 1 – September 30)	8
2016 (October 1 – December 31)	8
Subtotal 2016	38
2017	31
2018	30
2019	29
2020	27
2021-2025	102
2026-2030	70
2031-2035	41
After 2035	19
Net expected loss to be expensed	387
Discount	286
Total expected future loss and LAE	$673

The following table presents the loss and LAE recorded in the consolidated statements of operations by sector for insurance contracts. Amounts presented are net of reinsurance.

Loss and LAE
Reported on the
Consolidated Statements of Operations

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Public Finance:
U.S. public finance	$392	$192	$198
Non-U.S. public finance	1	(1)	16
Public finance	393	191	214
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	(1)	(1)	1
Alt-A first lien	(23)	(66)	(2)
Option ARM	(15)	(37)	(48)
Subprime	33	8	80
First lien	(6)	(96)	31
Second lien	60	(33)	(35)
Total U.S. RMBS	54	(129)	(4)
Triple-X life insurance transactions	16	85	(44)
TruPS	(1)	(1)	(1)
Student loans	(9)	17	10
Other structured finance	(1)	(7)	0
Structured finance	59	(35)	(39)
Loss and LAE on insurance contracts before FG VIE consolidation	452	156	175
Effect of consolidating FG VIEs	(28)	(30)	(21)
Loss and LAE	$424	$126	$154

 The following table provides information on financial guaranty insurance contracts categorized as BIG.

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of December 31, 2015

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks(1)	202	(46)	85	(13)	132	(44)	419	—	419
Remaining weighted-average contract period (in years)	10.0	8.7	13.8	9.5	7.7	5.9	10.7	—	10.7
Outstanding exposure:
Principal	$7,751	$(732)	$3,895	$(240)	$3,087	$(187)	$13,574	$—	$13,574
Interest	4,109	(354)	2,805	(110)	1,011	(42)	7,419	—	7,419
Total(2)	$11,860	$(1,086)	$6,700	$(350)	$4,098	$(229)	$20,993	$—	$20,993
Expected cash outflows (inflows)	$386	$(42)	$1,158	$(60)	$1,464	$(53)	$2,853	$(343)	$2,510
Potential recoveries
Undiscounted R&W	69	(2)	(49)	1	(85)	5	(61)	7	(54)
Other(3)	(441)	14	(118)	7	(587)	19	(1,106)	175	(931)
Total potential recoveries	(372)	12	(167)	8	(672)	24	(1,167)	182	(985)
Subtotal	14	(30)	991	(52)	792	(29)	1,686	(161)	1,525
Discount	91	3	(286)	12	(58)	(89)	(327)	41	(286)
Present value of expected cash flows	$105	$(27)	$705	$(40)	$734	$(118)	$1,359	$(120)	$1,239
Deferred premium revenue	$371	$(37)	$150	$(4)	$386	$(32)	$834	$(100)	$734
Reserves (salvage)	$2	$(19)	$591	$(38)	$404	$(9)	$931	$(74)	$857

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

For example, AGM has issued financial guaranty insurance policies in respect of the obligations of municipal obligors under interest rate swaps. AGM insures periodic payments owed by the municipal obligors to the bank counterparties. In certain cases, AGM also insures termination payments that may be owed by the municipal obligors to the bank counterparties. If (i) AGM has been downgraded below the rating trigger set forth in a swap under which it has insured the termination payment, which rating trigger varies on a transaction by transaction basis; (ii) the municipal obligor has the right to cure by, but has failed in, posting collateral, replacing AGM or otherwise curing the downgrade of AGM; (iii) the transaction documents include as a condition that an event of default or termination event with respect to the municipal obligor has occurred, such as the rating of the municipal obligor being downgraded past a specified level, and such condition has been met; (iv) the bank counterparty has elected to terminate the swap; (v) a termination payment is payable by the municipal obligor; and (vi) the municipal obligor has failed to make the termination payment payable by it, then AGM would be required to pay the termination payment due by the municipal obligor, in an amount not to exceed the policy limit set forth in the financial guaranty insurance policy. At AGM's current financial strength ratings, if the conditions giving rise to the obligation of AGM to make a termination payment under the swap termination policies were all satisfied, then AGM could pay claims in an amount not exceeding approximately $150 million in respect of such termination payments. Taking into consideration whether the rating of the municipal obligor is below any applicable specified trigger, if the financial strength ratings of AGM were further downgraded below "A" by S&P or below "A2" by Moody's, and the conditions giving rise to the obligation of AGM to make a payment under the swap policies were all satisfied, then AGM could pay claims in an additional amount not exceeding approximately $377 million in respect of such termination payments.

As another example, with respect to variable rate demand obligations ("VRDOs") for which a bank has agreed to provide a liquidity facility, a downgrade of AGM or AGC may provide the bank with the right to give notice to bondholders that the bank will terminate the liquidity facility, causing the bondholders to tender their bonds to the bank. Bonds held by the bank accrue interest at a “bank bond rate” that is higher than the rate otherwise borne by the bond (typically the prime rate plus 2.00% — 3.00%, and capped at the lesser of 25% and the maximum legal limit). In the event the bank holds such bonds for longer than a specified period of time, usually 90-180 days, the bank has the right to demand accelerated repayment of bond principal, usually through payment of equal installments over a period of not less than five years. In the event that a municipal obligor is unable to pay interest accruing at the bank bond rate or to pay principal during the shortened amortization period, a claim could be submitted to AGM or AGC under its financial guaranty policy. As of December 31, 2015, AGM and AGC had insured approximately $5.7 billion net par of VRDOs, of which approximately $0.3 billion of net par constituted VRDOs issued by municipal obligors rated BBB- or lower pursuant to the Company’s internal rating. The specific terms relating to the rating levels that trigger the bank’s termination right, and whether it is triggered by a downgrade by one rating agency or a downgrade by all rating agencies then rating the insurer, vary depending on the transaction.

In addition, AGM may be required to pay claims in respect of AGMH’s former financial products business if Dexia SA and its affiliates, from which the Company had purchased AGMH and its subsidiaries, do not comply with their obligations following a downgrade of the financial strength rating of AGM. Most of the guaranteed investment contracts ("GICs") insured by AGM allow the GIC holder to terminate the GIC and withdraw the funds in the event of a downgrade of AGM below A3 or A-, with no right of the GIC issuer to avoid such withdrawal by posting collateral or otherwise enhancing its credit. Each GIC contract stipulates the thresholds below which the GIC issuer must post eligible collateral, along with the types of securities eligible for posting and the collateralization percentage applicable to each security type. These collateralization percentages range from 100% of the GIC balance for cash posted as collateral to, typically, 108% for asset-backed securities. If the entire aggregate accreted GIC balance of approximately $1.8 billion as of December 31, 2015 were terminated, the assets of the GIC issuers (which had an aggregate market value which exceed the liabilities by $0.8 billion) would be sufficient to fund the withdrawal of the GIC funds.

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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company may refine its methodologies and assumptions. During 2015, no changes were made to the Company’s valuation models that had or are expected to have, a material impact on the Company’s consolidated balance sheets or statements of operations and comprehensive income.

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

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share, which removes the requirement to make certain disclosures and categorize within the fair value hierarchy, certain investments for which fair value is measured using the net asset value ("NAV") per share as a practical expedient. Effective December 31, 2015, the Company retrospectively adopted this accounting guidance that no longer requires investments measured at fair value using NAV per share practical expedient to be categorized within the fair value hierarchy. Therefore, the Company no longer includes its investments in partially-owned investment companies, investment funds, and limited partnerships within the fair value hierarchy and the Level 3 rollforward tables disclosed below. Prior period amounts within the fair value hierarchy disclosures contained in this section have been revised to conform to the current period presentation. This guidance requires a change in disclosure only and adoption of this guidance did not have an impact on our financial condition or results of operations.

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

As of December 31, 2015, the Company used models to price 38 fixed-maturity securities and short-term investments (which were purchased or obtained for loss mitigation or other risk management purposes), which was 10.4% or $1,144 million of the Company’s fixed-maturity securities and short-term investments at fair value. Most Level 3 securities were priced with the assistance of an independent third-party. The pricing is based on a discounted cash flow approach using the third-party’s proprietary pricing models. The models use inputs such as projected prepayment speeds;  severity assumptions; recovery lag assumptions; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price depreciation/appreciation rates based on macroeconomic forecasts and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the bond including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs could materially change the expected timing of cash flows within these securities which is a significant factor in determining the fair value of the securities.

Other Invested Assets

As of December 31, 2015 and December 31, 2014, other invested assets include investments carried and measured at fair value on a recurring basis of $53 million and $95 million, respectively, and include primarily an investment in the global property catastrophe risk market and an investment in a fund that invests primarily in senior loans and bonds. Fair values for the majority of these investments are based on their respective NAV per share or equivalent, as a practical expedient, and are excluded from the fair value hierarchy table below. Other invested assets also include fixed-maturity securities classified as trading carried as Level 2.

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

Financial Guaranty Contracts Accounted for as Credit Derivatives

The Company’s credit derivatives consist primarily of insured CDS contracts, and also include interest rate swaps that fall under derivative accounting standards requiring fair value accounting through the statement of operations. The Company does not enter into CDS with the intent to trade these contracts and the Company may not unilaterally terminate a CDS contract absent an event of default or termination event that entitles the Company to terminate such contracts; however, the Company has mutually agreed with various counterparties to terminate certain CDS transactions. Such terminations generally are not completed at fair value but instead for an amount that approximates the present value of future premiums or for a negotiated amount.

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

Due to the lack of quoted prices and other observable inputs for its instruments or for similar instruments, the Company determines the fair value of its credit derivative contracts primarily through internally developed, proprietary models that use both observable and unobservable market data inputs to derive an estimate of the fair value of the Company's contracts in its principal markets (see "Assumptions and Inputs"). There is no established market where financial guaranty insured credit derivatives are actively traded; therefore, management has determined that the exit market for the Company’s credit derivatives is a hypothetical one based on its entry market. Management has tracked the historical pricing of the Company’s deals to establish historical price points in the hypothetical market that are used in the fair value calculation. These contracts are classified as Level 3 in the fair value hierarchy since there is reliance on at least one unobservable input deemed significant to the valuation model, most importantly the Company’s estimate of the value of the non-standard terms and conditions of its credit derivative contracts and of the Company’s current credit standing.

The Company’s models and the related assumptions are continuously reevaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely and relevant market information.

The fair value of the Company’s credit derivative contracts represents the difference between the present value of remaining premiums the Company expects to receive or pay and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge or pay at the reporting date for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the CDS contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. Consistent with previous years, market conditions at December 31, 2015 were such that market prices of the Company’s CDS contracts were not available.

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

The rates used to discount future expected premium cash flows ranged from 0.44% to 2.51% at December 31, 2015 and 0.26% to 2.70% at December 31, 2014.

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

•	Actual collateral specific credit spreads (if up-to-date and reliable market-based spreads are available).

•	Deals priced or closed during a specific quarter within a specific asset class and specific rating. No transactions closed during the periods presented.

•	Credit spreads interpolated based upon market indices.

•	Credit spreads provided by the counterparty of the CDS.

•	Credit spreads extrapolated based upon transactions of similar asset classes, similar ratings, and similar time to maturity.

Information by Credit Spread Type (1)

	As of December 31, 2015	As of December 31, 2014
Based on actual collateral specific spreads	13%	9%
Based on market indices	73%	82%
Provided by the CDS counterparty	14%	9%
Total	100%	100%
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

The premium the Company receives is referred to as the “net spread.” The Company’s pricing model takes into account not only how credit spreads on risks that it assumes affect pricing, but also how the Company’s own credit spread affects the pricing of its deals. The Company’s own credit risk is factored into the determination of net spread based on the impact of changes in the quoted market price for credit protection bought on the Company, as reflected by quoted market prices on CDS referencing AGC or AGM. For credit spreads on the Company’s name the Company obtains the quoted price of CDS contracts traded on AGC and AGM from market data sources published by third parties. The cost to acquire CDS protection referencing AGC or AGM affects the amount of spread on CDS deals that the Company retains and, hence, their fair value. As the cost to acquire CDS protection referencing AGC or AGM increases, the amount of premium the Company retains on a deal generally decreases. As the cost to acquire CDS protection referencing AGC or AGM decreases, the amount of premium the Company retains on a deal generally increases. In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts. Given the current market conditions and the Company’s own credit spreads, approximately 20% and 21% , based on number of deals, of the Company's CDS contracts are fair valued using this minimum premium as of December 31, 2015 and December 31, 2014, respectively. The percentage of deals that price using the minimum premiums fluctuates due to changes in AGM's and AGC's credit spreads. In general when AGM's and AGC's credit spreads narrow, the cost to hedge AGM's and AGC's name declines and more transactions price above previously established floor levels. Meanwhile, when AGM's and AGC's credit spreads widen, the cost to hedge AGM's and AGC's name increases causing more transactions to price at previously established floor levels. The Company corroborates the assumptions in its fair value model, including the portion of exposure to AGC and AGM hedged by its counterparties, with independent third parties each reporting period. The current level of AGC’s and AGM’s own credit spread has resulted in the bank or deal originator hedging a significant portion of its exposure to AGC and AGM. This reduces the amount of contractual cash flows AGC and AGM can capture as premium for selling its protection.

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

The primary weaknesses of the Company’s CDS modeling techniques are:

•	There is no exit market or actual exit transactions. Therefore the Company’s exit market is a hypothetical one based on the Company’s entry market.

•	There is a very limited market in which to validate the reasonableness of the fair values developed by the Company’s model.

•	At December 31, 2015 and 2014, the markets for the inputs to the model were highly illiquid, which impacts their reliability.

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

Other Invested Assets

The other invested assets not carried at fair value consist primarily of investments in a guaranteed investment contract for future claims payments. The fair value of the investments in a guaranteed investment contract approximated their carrying value due to their short term nature.

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
As of December 31, 2015

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed-maturity securities
Obligations of state and political subdivisions	$5,841	$—	$5,833	$8
U.S. government and agencies	400	—	400	—
Corporate securities	1,520	—	1,449	71
Mortgage-backed securities:
RMBS	1,245	—	897	348
CMBS	513	—	513	—
Asset-backed securities	825	—	168	657
Foreign government securities	283	—	283	—
Total fixed-maturity securities	10,627	—	9,543	1,084
Short-term investments	396	305	31	60
Other invested assets (1)	12	—	5	7
Credit derivative assets	81	—	—	81
FG VIEs’ assets, at fair value	1,261	—	—	1,261
Other assets	106	23	21	62
Total assets carried at fair value	$12,483	$328	$9,600	$2,555
Liabilities:
Credit derivative liabilities	$446	$—	$—	$446
FG VIEs’ liabilities with recourse, at fair value	1,225	—	—	1,225
FG VIEs’ liabilities without recourse, at fair value	124	—	—	124
Total liabilities carried at fair value	$1,795	$—	$—	$1,795

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2014

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed-maturity securities
Obligations of state and political subdivisions	$5,795	$—	$5,757	$38
U.S. government and agencies	665	—	665	—
Corporate securities	1,368	—	1,289	79
Mortgage-backed securities:
RMBS	1,285	—	860	425
CMBS	659	—	659	—
Asset-backed securities	417	—	189	228
Foreign government securities	302	—	302	—
Total fixed-maturity securities	10,491	—	9,721	770
Short-term investments	767	359	408	—
Other invested assets(1)	24	—	17	7
Credit derivative assets	68	—	—	68
FG VIEs’ assets, at fair value(2)	1,398	—	—	1,398
Other assets	78	26	17	35
Total assets carried at fair value	$12,826	$385	$10,163	$2,278
Liabilities:
Credit derivative liabilities	$963	$—	$—	$963
FG VIEs’ liabilities with recourse, at fair value	1,277	—	—	1,277
FG VIEs’ liabilities without recourse, at fair value	142	—	—	142
Total liabilities carried at fair value	$2,382	$—	$—	$2,382
 ____________________

(1)
Excluded from the table above are investments funds of $45 million and $76 million as of December 31, 2015 and December 31, 2014, respectively, measured using NAV per share practical expedient. Includes Level 3 mortgage loans that are recorded at fair value on a non-recurring basis.

(2)	Excludes restricted cash.

Changes in Level 3 Fair Value Measurements

The table below presents a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during the years ended December 31, 2015 and 2014.

Fair Value Level 3 Rollforward
Recurring Basis
Year Ended December 31, 2015

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		Short-Term Investments		FG VIEs’ Assets at Fair Value		Other Assets (8)		Credit Derivative Asset (Liability), net (5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs' Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2014	$38		$79		$425		$228		$—		$1,398		$37		$(895)		$(1,277)		$(142)
Radian Asset Acquisition	—		—		4		—		—		122		2		(215)		(114)		(4)
Total pretax realized and unrealized gains/(losses) recorded in: (1)
Net income (loss)	3	(2)	3	(2)	18	(2)	1	(2)	24	(2)	59	(3)	26	(4)	728	(6)	111	(3)	(28)	(3)
Other comprehensive income (loss)	(2)		(11)		(12)		(9)		0		—		0		—		—		—
Purchases	—		—		48		471		52	(7)	—		—		—		—		—
Settlements	(31)	(7)	—		(134)		(34)		(16)		(400)		—		17		186		28
FG VIE consolidations	—		—		(1)		—		—		104		—		—		(131)		—
FG VIE deconsolidations	—		—		—		—		—		(22)		—		—		—		22
Fair value as of December 31, 2015	$8		$71		$348		$657		$60		$1,261		$65		$(365)		$(1,225)		$(124)
Change in unrealized gains/(losses) related to financial instruments held as of December 31, 2015	$0		$(11)		$(9)		$(9)		$0		$110		$26		$281		$4		$(22)

Fair Value Level 3 Rollforward
Recurring Basis
Year Ended December 31, 2014

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets at Fair Value		Other Assets (8)		Credit Derivative Asset (Liability), net (5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs' Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2013	$36		$136		$290		$268		$2,565		$48		$(1,693)		$(1,790)		$(1,081)
Total pretax realized and unrealized gains/(losses) recorded in:(1)
Net income (loss)	4	(2)	(46)	(2)	21	(2)	17	(2)	164	(3)	(11)	(4)	823	(6)	94	(3)	(43)	(3)
Other comprehensive income (loss)	(1)		(6)		24		5		—		—		—		—		—
Purchases	—		—		263		—		—		—		—		—		—
Settlements	(1)		(5)		(59)		(62)		(408)		—		(25)		374		22
FG VIE consolidations	—		—		(127)		—		206		—		—		(189)		(42)
FG VIE deconsolidations	—		—		13		—		(1,129)		—		—		234		1,002
Fair value as of December 31, 2014	$38		$79		$425		$228		$1,398		$37		$(895)		$(1,277)		$(142)
Change in unrealized gains/(losses) related to financial instruments held as of December 31, 2014	$(1)		$(6)		$21		$4		$141		$(11)		$254		$(22)		$3
 ____________________

(1)
Realized and unrealized gains (losses) from changes in values of Level 3 financial instruments represent gains (losses) from changes in values of those financial instruments only for the periods in which the instruments were classified as Level 3.

(2)	Included in net realized investment gains (losses) and net investment income.

(3)	Included in fair value gains (losses) on FG VIEs.

(4)	Recorded in fair value gains (losses) on CCS, net realized investment gains (losses) and net investment income.

(5)	Represents net position of credit derivatives. The consolidated balance sheet presents gross assets and liabilities based on net counterparty exposure.

(6)	Reported in net change in fair value of credit derivatives.

(7)	Primarily non-cash transaction.

(8)	Includes CCS and other invested assets.

Level 3 Fair Value Disclosures

Quantitative Information About Level 3 Fair Value Inputs
At December 31, 2015

Financial Instrument Description(1)	Fair Value at December 31, 2015(in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Assets (2):
Fixed-maturity securities (3):
Corporate securities	$71	Yield	21.8%

RMBS	348	CPR	0.3%	-	9.0%	2.6%
		CDR	2.7%	-	9.3%	7.0%
		Loss severity	60.0%	-	100.0%	74.0%
		Yield	4.7%	-	8.2%	6.0%
Asset-backed securities:
Investor owned utility	69	Cash flow receipts	100.0%
		Collateral recovery period	2.9 years
		Discount factor	7.0%

Triple-X life insurance transactions	329	Yield	3.5%	-	7.5%	5.0%

Collateralized debt obligations ("CDO")	259	Yield	20.0%

Short-term investments	60	Yield	17.0%

FG VIEs’ assets, at fair value	1,261	CPR	0.3%	-	9.2%	3.9%
		CDR	1.2%	-	16.0%	4.7%
		Loss severity	40.0%	-	100.0%	85.9%
		Yield	1.9%	-	20.0%	6.4%

Other assets	62	Quotes from third party pricing	$44	-	$46	$45
		Term (years)	5 years

Financial Instrument Description(1)	Fair Value at December 31, 2015 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Liabilities:
Credit derivative liabilities, net	(365)	Year 1 loss estimates	0.0%	-	41.0%	0.6%
		Hedge cost (in bps)	32.8	-	282.0	66.3
		Bank profit (in bps)	3.8	-	1,017.5	110.8
		Internal floor (in bps)	7.0	-	100.0	16.8
		Internal credit rating	AAA	-	CCC	AA+

FG VIEs’ liabilities, at fair value	(1,349)	CPR	0.3%	-	9.2%	3.9%
		CDR	1.2%	-	16.0%	4.7%
		Loss severity	40.0%	-	100.0%	85.9%
		Yield	1.9%	-	20.0%	5.6%
____________________

(1)	Discounted cash flow is used as valuation technique for all financial instruments.

(2)	Excludes several investments recorded in other invested assets with fair value of $7 million.

(3)	Excludes obligations of state and political subdivisions investments with fair value of $8 million.

 Quantitative Information About Level 3 Fair Value Inputs
At December 31, 2014

Financial Instrument Description(1)	Fair Value at December 31, 2014(in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Assets:
Fixed-maturity securities:
Obligations of state and political subdivisions	$38	Rate of inflation	1.0%	-	3.0%	2.0%
		Cash flow receipts	0.5%	-	74.3%	63.0%
		Discount rates	4.6%	-	8.0%	7.3%
		Collateral recovery period	1 month	-	34 years	28 years

Corporate securities	79	Yield	17.8%

RMBS	425	CPR	0.3%	-	8.1%	3.3%
		CDR	2.7%	-	10.6%	5.3%
		Loss severity	52.6%	-	100.0%	75.2%
		Yield	4.7%	-	11.7%	6.4%
Asset-backed securities:
Investor owned utility	95	Cash flow receipts	100.0%
		Collateral recovery period	4 years
		Discount factor	7.0%

Triple-X life insurance transactions	133	Yield	7.3%

Other invested assets	7	Discount for lack of liquidity	20.0%
		Recovery on delinquent loans	40.0%
		Default rates	0.0%	-	7.0%	5.8%
		Loss severity	40.0%	-	75.0%	68.3%
		Prepayment speeds	5.0%	-	15.0%	12.3%

FG VIEs’ assets, at fair value	1,398	CPR	0.3%	-	11.0%	3.3%
		CDR	1.6%	-	11.8%	5.1%
		Loss severity	40.0%	-	100.0%	82.2%
		Yield	2.7%	-	17.7%	7.9%

Other assets	35	Quotes from third party pricing	$52	-	$61	$57
		Term (years)	5 years

Financial Instrument Description(1)	Fair Value at December 31, 2014 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Liabilities:
Credit derivative liabilities, net	(895)	Year 1 loss estimates	0.0%	-	93.0%	2.1%
		Hedge cost (in bps)	20.0	-	243.8	61.5
		Bank profit (in bps)	1.0	-	994.4	127.0
		Internal floor (in bps)	7.0	-	100.0	15.9
		Internal credit rating	AAA	-	CCC	AA+

FG VIEs’ liabilities, at fair value	(1,419)	CPR	0.3%	-	11.0%	3.3%
		CDR	1.6%	-	11.8%	5.1%
		Loss severity	40.0%	-	100.0%	82.2%
		Yield	2.7%	-	17.7%	5.8%
____________________

(1)	Discounted cash flow is used as valuation technique for all financial instruments.

The carrying amount and estimated fair value of the Company’s financial instruments are presented in the following table.

Fair Value of Financial Instruments

	As of December 31, 2015		As of December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets:
Fixed-maturity securities	$10,627	$10,627	$10,491	$10,491
Short-term investments	396	396	767	767
Other invested assets(1)	150	152	108	110
Credit derivative assets	81	81	68	68
FG VIEs’ assets, at fair value	1,261	1,261	1,398	1,398
Other assets	206	206	184	184
Liabilities:
Financial guaranty insurance contracts(2)	3,998	8,712	3,823	6,205
Long-term debt	1,300	1,512	1,297	1,603
Credit derivative liabilities	446	446	963	963
FG VIEs’ liabilities with recourse, at fair value	1,225	1,225	1,277	1,277
FG VIEs’ liabilities without recourse, at fair value	124	124	142	142
Other liabilities	9	9	27	27
____________________

(1)	Includes investments not carried at fair value with a carrying value of $93 million. Excludes investments carried under the equity method.

(2)	Carrying amount includes the assets and liabilities related to financial guaranty insurance contract premiums, losses, and salvage and subrogation and other recoverables net of reinsurance.

8.	Financial Guaranty Contracts Accounted for as Credit Derivatives

The Company has a portfolio of financial guaranty contracts that meet the definition of a derivative in accordance with GAAP (primarily CDS).

Accounting Policy

Credit derivatives are recorded at fair value. Changes in fair value are recorded in “net change in fair value of credit derivatives” on the consolidated statement of operations. Realized gains (losses) and other settlements on credit derivatives include credit derivative premiums received and receivable for credit protection the Company has sold under its insured CDS contracts, premiums paid and payable for credit protection the Company has purchased, claims paid and payable and received and receivable related to insured credit events under these contracts, ceding commission expense or income and realized gains or losses related to their early termination. Fair value of credit derivatives is reflected as either net assets or net liabilities determined on a contract by contract basis in the Company's consolidated balance sheets. See Note 7, Fair Value Measurement, for a discussion on the fair value methodology for credit derivatives.

Credit Derivative Net Par Outstanding by Sector

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

     The estimated remaining weighted average life of credit derivatives was 5.4 years at December 31, 2015 and 4.7 years at December 31, 2014. The components of the Company’s credit derivative net par outstanding are presented below.

Credit Derivatives
Subordination and Ratings

	As of December 31, 2015				As of December 31, 2014
Asset Type	Net Par Outstanding	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Rating	Net Par Outstanding	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Rating
	(dollars in millions)
Pooled corporate obligations:
Collateralized loan obligations/collateralized bond obligations	$5,873	30.9%	42.3%	AAA	$11,688	32.0%	36.9%	AAA
Synthetic investment grade pooled corporate	7,108	21.7	19.4	AAA	7,640	22.6	20.6	AAA
TruPS CDOs	3,429	45.8	42.6	A-	3,119	45.3	35.8	BBB-
Market value CDOs of corporate obligations	1,113	17.0	30.1	AAA	1,174	19.1	20.7	AAA
Total pooled corporate obligations	17,523	29.2	32.3	AAA	23,621	30.1	30.7	AAA
U.S. RMBS:
Option ARM and Alt-A first lien	351	10.5	12.7	AA-	1,378	16.3	10.7	BB+
Subprime first lien	981	27.7	45.2	AA	1,366	31.1	50.5	A
Prime first lien	177	10.9	0.0	BB	223	10.9	0.0	B
Closed-end second lien	17	—	—	CCC	19	—	—	CCC
Total U.S. RMBS	1,526	24.1	37.4	A+	2,986	24.8	33.9	BBB
CMBS	530	44.8	52.6	AAA	1,952	35.3	43.6	AAA
Other	6,015	—	—	A	6,437	—	—	A
Total(2)	$25,594			AA+	$34,996			AA+
____________________

(1)	Represents the sum of subordinate tranches and over-collateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

(2)	The December 31, 2015 total amount includes $3.5 billion net par outstanding of credit derivatives acquired from Radian Asset.

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

The Company’s exposure to “Other” CDS contracts is also highly diversified. It includes $1.9 billion of exposure to one pooled infrastructure transaction comprising diversified pools of international infrastructure project transactions and loans to regulated utilities. These pools were all structured with underlying credit enhancement sufficient for the Company to attach at AAA levels at origination. The remaining $4.1 billion of exposure in “Other” CDS contracts comprises numerous deals across various asset classes, such as commercial receivables, international RMBS, infrastructure, regulated utilities and consumer receivables.

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	As of December 31, 2015		As of December 31, 2014
Ratings	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
AAA	$14,808	57.9%	$21,817	62.3%
AA	4,821	18.8	5,398	15.4
A	2,144	8.4	1,982	5.7
BBB	2,212	8.6	2,774	8.0
BIG(1)	1,609	6.3	3,025	8.6
Credit derivative net par outstanding	$25,594	100.0%	$34,996	100.0%
____________________

(1)	The December 31, 2015 BIG amount includes $125 million net par outstanding of credit derivatives acquired from Radian Asset.

Fair Value of Credit Derivatives

Net Change in Fair Value of Credit Derivatives Gain (Loss)

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Realized gains on credit derivatives	$63	$73	$121
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	(81)	(50)	(163)
Realized gains (losses) and other settlements on credit derivatives	(18)	23	(42)
Net change in unrealized gains (losses) on credit derivatives:
Pooled corporate obligations	147	(18)	(32)
U.S. RMBS	396	814	(69)
CMBS	42	2	—
Other	161	2	208
Net change in unrealized gains (losses) on credit derivatives	746	800	107
Net change in fair value of credit derivatives	$728	$823	$65

Net Par and Realized Gain and Losses
from Terminations of Credit Derivative Contracts

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Net par of terminated credit derivative contracts	$2,777	$3,591	$4,054
Realized gains on credit derivatives	13	1	21
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	116	26	—

During 2015, unrealized fair value gains were generated primarily as a result of CDS terminations. The Company reached a settlement agreement with one CDS counterparty to terminate five Alt-A first lien CDS transactions resulting in unrealized fair value gains of $213 million and was the primary driver of the unrealized fair value gains in the U.S. RMBS sector. The Company also terminated a CMBS transaction, a Triple-X life insurance securitization transaction, and a distressed middle market CLO securitization during the period and recognized unrealized fair value gains of $41 million, $99 million and $99 million, respectively. These were the primary drivers of the unrealized fair value gains in the CMBS, Other, and pooled corporate CLO sectors, respectively, during the period. The remainder of the fair value gains for the period were a result of tighter implied net spreads across all sectors. The tighter implied net spreads were primarily a result of the increased cost to buy protection in AGC’s and AGM’s name, particularly for the one year CDS spread. These transactions were pricing at or above their floor levels, therefore when the cost of purchasing CDS protection on AGC and AGM increased, the implied spreads that the Company would expect to receive on these transactions decreased. Finally, during 2015, there was a refinement in methodology to address an instance in a U.S. RMBS transaction where the Company now expects recoveries. This refinement resulted in approximately $49 million in fair value gains in 2015.

During 2014, unrealized fair value gains were generated primarily in the U.S. RMBS prime first lien, Option ARM and subprime sectors. This is primarily due to a significant unrealized fair value gain in the Option ARM and Alt-A first lien sector of approximately $543 million, as a result of the terminations of three large Alt-A first lien resecuritization transactions and one Option ARM first lien transaction during the period. In addition, there was an unrealized gain of approximately $346 million related to the change in index used to determine fair value during the fourth quarter of 2014. In the fourth quarter of 2014, new market indices were published on Option ARM and Alt-A first lien securitizations. As part of the Company’s normal review process the Company reviewed these indices and based upon the collateral make-up, collateral vintage, and collateral loss experience, determined it to be a better market indication for the Company’s Option ARM and Alt-A first lien securitizations. The unrealized fair value gains were partially offset by unrealized fair value losses generated by wider implied net spreads. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC’s and AGM’s name, as the market cost of AGC's and AGM’s credit protection decreased during the period. These transactions were pricing at or above their floor levels (or the minimum rate at which the Company would consider assuming these risks based on historical experience); therefore when the cost of purchasing CDS protection on AGC and AGM decreased, the implied spreads that the Company would expect to receive on these transactions increased.

During 2013, unrealized fair value gains were generated in the “other” sector primarily as a result of the termination of a film securitization transaction and a U.K. infrastructure transaction, as well as price improvement on a Triple-X life insurance transaction. These unrealized gains were partially offset by unrealized fair value losses in the prime first lien, Alt-A, Option ARM and subprime RMBS sectors due to wider implied net spreads. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC’s name as the market cost of AGC’s credit protection decreased. These transactions were pricing above their floor levels; therefore when the cost of purchasing CDS protection on AGC decreased, the implied spreads that the Company would expect to receive on these transactions increased. The cost of AGM’s credit protection also decreased slightly during 2013, but did not lead to significant fair value losses, as the majority of AGM policies continue to price at floor levels. The company terminated a film securitization CDS for a payment of $120 million which was recorded in realized gains (losses) and other settlements on credit derivatives, with a corresponding release of the unrealized loss recorded in unrealized gains (losses) on credit derivatives of $127 million for a net change in fair value of credit derivatives of $7 million.

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

CDS Spread on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of December 31, 2015	As of December 31, 2014	As of December 31, 2013
Five-year CDS spread:
AGC	376	323	460
AGM	366	325	525

One-year CDS spread
AGC	139	80	185
AGM	131	85	220

Fair Value of Credit Derivatives Assets (Liabilities)
and Effect of AGC and AGM
Credit Spreads

	As of December 31, 2015	As of December 31, 2014
	(in millions)
Fair value of credit derivatives before effect of AGC and AGM credit spreads	$(1,448)	$(2,029)
Plus: Effect of AGC and AGM credit spreads	1,083	1,134
Net fair value of credit derivatives (1)	$(365)	$(895)
____________________

(1)	December 31, 2015 amount includes $44 million of net fair value loss of credit derivatives acquired from Radian Asset.

The fair value of CDS contracts at December 31, 2015, before considering the implications of AGC’s and AGM’s credit spreads, is a direct result of continued wide credit spreads in the fixed income security markets and ratings downgrades. The asset classes that remain most affected are 2005-2007 vintages of prime first lien, Alt-A, Option ARM, subprime RMBS deals as well as TruPS and pooled corporate securities. Comparing December 31, 2015 with December 31, 2014, there was a narrowing of spreads primarily related to the Company's pooled corporate obligations as well as several large CDS terminations which resulted in a mark to market benefit. This benefit was partially offset by the Company's acquisition of Radian Asset's CDS portfolio which increased the Company's mark to market liability. This narrowing of spreads combined with the acquisition of Radian Asset, and the CDS terminations resulted in a gain of approximately $581 million, before taking into account AGC’s or AGM’s credit spreads.

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

The following table presents the fair value and the present value of expected claim payments or recoveries (i.e., net expected loss to be paid as described in Note 5) for contracts accounted for as derivatives.

Net Fair Value and Expected Losses
Credit Derivatives by Sector

	Fair Value of Credit Derivative Asset (Liability), net		Expected Loss to be (Paid) Recovered (1)
Asset Type	As of December 31, 2015	As of December 31, 2014	As of December 31, 2015	As of December 31, 2014
	(in millions)
Pooled corporate obligations	$(82)	$(49)	$(5)	$(23)
U.S. RMBS	(98)	(494)	(38)	(73)
CMBS	0	0	—	—
Other	(185)	(352)	27	38
Total	$(365)	$(895)	$(16)	$(58)
 ____________________

(1)	Includes R&W benefit of $0.4 million as of December 31, 2015 and $86 million as of December 31, 2014.

Ratings Sensitivities of Credit Derivative Contracts

Within the Company’s insured CDS portfolio, the transaction documentation for approximately $3.8 billion in CDS gross par insured as of December 31, 2015 requires AGC to post eligible collateral to secure its obligations to make payments under such contracts. Eligible collateral is generally cash or U.S. government or agency securities; eligible collateral other than cash is valued at a discount to the face amount.

•
For approximately $3.6 billion of such contracts, AGC has negotiated caps such that the posting requirement cannot exceed a certain fixed amount, regardless of the mark-to-market valuation of the exposure or the financial strength ratings of AGC. For such contracts, AGC need not post on a cash basis an aggregate of more than $575 million, although the value of the collateral posted may exceed such fixed amount depending on the advance rate agreed with the counterparty for the particular type of collateral posted.

•
For the remaining approximately $221 million of such contracts, AGC could be required from time to time to post additional collateral without such cap based on movements in the mark-to-market valuation of the underlying exposure.

As of December 31, 2015, the Company was posting approximately $305 million to secure its obligations under CDS, of which approximately $23 million related to the $221 million of notional described above, as to which the obligation to collateralize is not capped. In contrast, as of December 31, 2014, the Company was posting approximately $376 million to secure its obligations under CDS, of which approximately $25 million related to $242 million of notional as to which the obligation to collateralize was not capped. The obligation to post collateral could impair the Company's liquidity and results of operations.

Sensitivity to Changes in Credit Spread

The following table summarizes the estimated change in fair values on the net balance of the Company’s credit derivative positions assuming immediate parallel shifts in credit spreads on AGC and AGM and on the risks that they both assume.

Effect of Changes in Credit Spread
As of December 31, 2015

Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
100% widening in spreads	$(742)	$(377)
50% widening in spreads	(554)	(189)
25% widening in spreads	(460)	(95)
10% widening in spreads	(403)	(38)
Base Scenario	(365)	—
10% narrowing in spreads	(330)	35
25% narrowing in spreads	(277)	88
50% narrowing in spreads	(190)	175
 ____________________

(1)	Includes the effects of spreads on both the underlying asset classes and the Company’s own credit spread.

9.	Consolidated Variable Interest Entities

Background

The Company provides financial guaranties with respect to debt obligations of special purpose entities, including VIEs. Assured Guaranty does not act as the servicer or collateral manager for any VIE obligations insured by its companies. The transaction structure generally provides certain financial protections to the Company. This financial protection can take several forms, the most common of which are overcollateralization, first loss protection (or subordination) and excess spread. In the case of overcollateralization (i.e., the principal amount of the securitized assets exceeds the principal amount of the structured finance obligations guaranteed by the Company), the structure allows defaults of the securitized assets before a default is experienced on the structured finance obligation guaranteed by the Company. In the case of first loss, the financial guaranty insurance policy only covers a senior layer of losses experienced by multiple obligations issued by special purpose entities, including VIEs. The first loss exposure with respect to the assets is either retained by the seller or sold off in the form of equity or mezzanine debt to other investors. In the case of excess spread, the financial assets contributed to special purpose entities, including VIEs, generate interest income that are in excess of the interest payments on the debt issued by the special purpose entity. Such excess spread is typically distributed through the transaction’s cash flow waterfall and may be used to create additional credit enhancement, applied to redeem debt issued by the special purpose entities, including VIEs (thereby, creating additional overcollateralization), or distributed to equity or other investors in the transaction.

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

The Company has limited contractual rights to obtain the financial records of its consolidated FG VIEs. The FG VIEs do not prepare separate GAAP financial statements; therefore, the Company compiles GAAP financial information for them based on trustee reports prepared by and received from third parties. Such trustee reports are not available to the Company until approximately 30 days after the end of any given period. The time required to perform adequate reconciliations and analyses of the information in these trustee reports results in a one quarter lag in reporting the FG VIEs' activities. The Company records the fair value of FG VIE assets and liabilities based on modeled prices. The Company updates the model assumptions each reporting period for the most recent available information, which incorporates the impact of material events that may have occurred since the quarter lag date. The net change in the fair value of consolidated FG VIE assets and liabilities is recorded in "fair value gains (losses) on FG VIEs" in the consolidated statements of operations. Interest income and interest expense are derived from the trustee reports and also included in “fair value gains (losses) on FG VIEs.” The Company has elected the fair value option for assets and liabilities classified as FG VIEs' assets and liabilities because the carrying amount transition method was not practical.

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

Consolidated FG VIEs

Number of FG VIEs Consolidated

	Year Ended December 31,
	2015	2014	2013

Beginning of the period, December 31	32	40	33
Radian Asset Acquisition	4	—	—
Consolidated(1)	1	2	11
Deconsolidated(1)	(1)	(8)	(3)
Matured	(2)	(2)	(1)
End of the period, December 31	34	32	40
____________________

(1)
Net loss on consolidation was $26 million in 2015. Net gain on deconsolidation was $120 million and net loss on consolidation was $26 million in 2014. Net loss on consolidation and deconsolidation was $7 million in 2013.

The total unpaid principal balance for the FG VIEs’ assets that were over 90 days or more past due was approximately $154 million at December 31, 2015 and $183 million at December 31, 2014. The aggregate unpaid principal of the FG VIEs’ assets was approximately $804 million greater than the aggregate fair value at December 31, 2015, excluding the effect of R&W settlements. The aggregate unpaid principal of the FG VIEs’ assets was approximately $941 million greater than the aggregate fair value at December 31, 2014, excluding the effect of R&W settlements and restricted cash. The change in the instrument-specific credit risk of the FG VIEs’ assets held as of December 31, 2015 that was recorded in the consolidated statements of operations for 2015 were gains of $90 million. The change in the instrument-specific credit risk of the FG VIEs’ assets held as of December 31, 2014 that was recorded in the consolidated statements of operations for 2014 were gains of $116 million. The change in the instrument-specific credit risk of the FG VIEs’ assets for 2013 were gains of $340 million. To calculate the instrument specific credit risk, the changes in the fair value of the FG VIE assets are allocated between those changes that are due to the instrument specific credit risk and those are due to other factors, including interest rates. The instrument specific credit risk amount is determined by using expected contractual cash flows versus current expected cash flows discounted at original contractual rate. The net present value is calculated by discounting the expected cash flows of the underlying security, excluding the Company’s financial guaranty insurance, at the relevant effective interest rate.

The unpaid principal for FG VIE liabilities with recourse was $1,436 million and $1,912 million as of December 31, 2015 and December 31, 2014, respectively. FG VIE liabilities with recourse will mature at various dates ranging from 2025 to 2046. The aggregate unpaid principal balance of the FG VIE liabilities with and without recourse was approximately $423 million greater than the aggregate fair value of the FG VIEs’ liabilities as of December 31, 2015. The aggregate unpaid principal balance was approximately $916 million greater than the aggregate fair value of the FG VIEs’ liabilities as of December 31, 2014.

The table below shows the carrying value of the consolidated FG VIEs’ assets and liabilities in the consolidated financial statements, segregated by the types of assets that collateralize their respective debt obligations for FG VIE liabilities with recourse.

Consolidated FG VIEs
By Type of Collateral

	As of December 31, 2015 (1)		As of December 31, 2014
	Assets	Liabilities	Assets	Liabilities
	(in millions)
With recourse:
U.S. RMBS first lien	$506	$521	$632	$581
U.S. RMBS second lien	194	273	238	327
Other	431	431	369	369
Total with recourse	1,131	1,225	1,239	1,277
Without recourse	130	124	163	142
Total	$1,261	$1,349	$1,402	$1,419
____________________

(1)	The December 31, 2015 amounts include $111 million of FG VIE assets and $107 million of FG VIE liabilities acquired from Radian Asset.

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

Effect of Consolidating FG VIEs on Net Income,
Cash Flows From Operating Activities and Shareholders’ Equity

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Net earned premiums	$(21)	$(32)	$(60)
Net investment income	(32)	(11)	(13)
Net realized investment gains (losses)	10	(5)	2
Fair value gains (losses) on FG VIEs	38	255	346
Loss and LAE	28	30	21
Bargain purchase gain	2	—	—
Other income (loss)	0	(2)	—
Effect on net income before tax	25	235	296
Less: tax provision (benefit)	8	82	103
Effect on net income (loss)	$17	$153	$193

Effect on cash flows from operating activities	$43	$68	$(136)

	As of December 31, 2015	As of December 31, 2014
	(in millions)
Effect on shareholders’ equity (decrease) increase	$(23)	$(44)

In 2015, the Company recorded a pre-tax net fair value gain on consolidated FG VIEs of $38 million which was primarily driven by price appreciation on the Company's FG VIE assets during the year that resulted from improvements in the underlying collateral, as well as large principal paydowns made on the Company's FG VIEs.

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

Non-Consolidated VIEs

As of December 31, 2015 and December 31, 2014, the Company had financial guaranty contracts outstanding for approximately 750 and 930 VIEs, respectively, that it did not consolidate. To date, the Company’s analyses have indicated that it does not have a controlling financial interest in any other VIEs and, as a result, they are not consolidated in the consolidated financial statements. The Company’s exposure provided through its financial guaranties with respect to debt obligations of special purpose entities is included within net par outstanding in Note 4, Outstanding Exposure.

10.	Investments and Cash

Accounting Policy

The vast majority of the Company's investment portfolio is composed of fixed-maturity and short-term investments, classified as available-for-sale at the time of purchase (approximately 98.5% based on fair value as of December 31, 2015), and therefore carried at fair value. Changes in fair value for other-than-temporarily-impaired ("OTTI") securities are bifurcated between credit losses and non-credit changes in fair value. The credit loss on OTTI securities is recorded in the statement of operations and the non-credit component of the change in fair value of securities, whether OTTI or not, is recorded in OCI. For securities where the Company has the intent to sell or it is more-likely-than-not that it will be required to sell the security before recovery, declines in fair value are recorded in the consolidated statements of operations.

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

Loss mitigation securities are generally purchased at a discount and are accounted for based on their underlying investment type and exclude the effects of the Company’s insurance. Interest income on loss mitigation securities is recognized on a level yield basis over the life of the security

Short-term investments, which are those investments with a maturity of less than one year at time of purchase, are carried at fair value and include amounts deposited in money market funds.

Other invested assets primarily include:

•	guaranteed investment contracts, which are carried at amortized cost plus accrued interest,

•	preferred stocks, which are carried at fair value with changes in unrealized gains and losses recorded in OCI,

•	a 50% equity investment acquired in a restructuring of an insured CDS carried at its proportionate share of the underlying entity's U.S. GAAP equity value.

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

The Company assesses the ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. If the security is in an unrealized loss position and its net present value is less than the amortized cost of the investment, an other-than-temporary impairment is recorded. . The net present value is calculated by discounting the Company's estimate of projected future cash flows at the effective interest rate implicit in the debt security at the time of purchase. The Company's estimates of projected future cash flows are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. The Company develops these estimates using information based on historical experience, credit analysis and market observable data, such as industry analyst reports and forecasts, sector credit ratings and other relevant data. For mortgage‑backed and asset backed securities, cash flow estimates also include prepayment and other assumptions regarding the underlying collateral including default rates, recoveries and changes in value. The assumptions used in these projections requires the use of significant management judgment.

The Company's assessment of a decline in value included management's current assessment of the factors noted above. The Company also seeks advice from its outside investment managers. If that assessment changes in the future, the Company may ultimately record a loss after having originally concluded that the decline in value was temporary.

Net Investment Income and Realized Gains (Losses)

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets. Accrued investment income, which is recorded in Other Assets, was $99 million and $98 million as of December 31, 2015 and December 31, 2014, respectively.

Net Investment Income

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Income from fixed-maturity securities managed by third parties	$335	$324	$322
Income from internally managed securities:
Fixed maturities	61	74	74
Other	37	14	5
Gross investment income	433	412	401
Investment expenses	(10)	(9)	(8)
Net investment income	$423	$403	$393

Net Realized Investment Gains (Losses)

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Gross realized gains on available-for-sale securities	$44	$14	$73
Gross realized gains on other assets in investment portfolio	2	8	40
Gross realized losses on available-for-sale securities	(15)	(5)	(12)
Gross realized losses on other assets in investment portfolio	(10)	(2)	(7)
Other-than-temporary impairment	(47)	(75)	(42)
Net realized investment gains (losses)	$(26)	$(60)	$52

The following table presents the roll-forward of the credit losses of fixed-maturity securities for which the Company has recognized an other-than-temporary-impairment and where the portion of the fair value adjustment related to other factors was recognized in OCI.

Roll Forward of Credit Losses
in the Investment Portfolio

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Balance, beginning of period	$124	$80	$64
Additions for credit losses on securities for which an other-than-temporary-impairment was not previously recognized	3	64	18
Eliminations of securities issued by FG VIEs	—	(15)	—
Reductions for securities sold and other settlement during the period	(28)	(12)	(21)
Additions for credit losses on securities for which an other-than-temporary-impairment was previously recognized	9	7	19
Balance, end of period	$108	$124	$80

Investment Portfolio

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of December 31, 2015

Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI(2) Gain (Loss) on Securities with Other-Than-Temporary Impairment	Weighted Average Credit Rating (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	52%	$5,528	$323	$(10)	$5,841	$5	AA
U.S. government and agencies	3	377	23	0	400	—	AA+
Corporate securities	14	1,505	38	(23)	1,520	(13)	A-
Mortgage-backed securities(4):	—
RMBS	11	1,238	29	(22)	1,245	(7)	A
CMBS	5	506	9	(2)	513	—	AAA
Asset-backed securities	8	831	4	(10)	825	(6)	B+
Foreign government securities	3	290	4	(11)	283	—	AA+
Total fixed-maturity securities	96	10,275	430	(78)	10,627	(21)	A+
Short-term investments	4	396	0	0	396	—	AA-
Total investment portfolio	100%	$10,671	$430	$(78)	$11,023	$(21)	A+

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of December 31, 2014

Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Gain (Loss) on Securities with Other-Than-Temporary Impairment	Weighted Average Credit Rating (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	50%	$5,416	$380	$(1)	$5,795	$7	AA
U.S. government and agencies	6	635	31	(1)	665	—	AA+
Corporate securities	12	1,320	53	(5)	1,368	(2)	A
Mortgage-backed securities(4):
RMBS	12	1,255	51	(21)	1,285	0	A-
CMBS	6	639	20	0	659	—	AAA
Asset-backed securities	4	411	9	(3)	417	3	BBB-
Foreign government securities	3	296	8	(2)	302	—	AA+
Total fixed-maturity securities	93	9,972	552	(33)	10,491	8	AA-
Short-term investments	7	767	0	0	767	0	AA+
Total investment portfolio	100%	$10,739	$552	$(33)	$11,258	$8	AA-
____________________

(1)	Based on amortized cost.

(2)	Accumulated OCI. See also Note 20, Other Comprehensive Income.

(3)
Ratings in the tables above represent the lower of the Moody’s and S&P classifications except for bonds purchased for loss mitigation or risk management strategies, which use internal ratings classifications. The Company’s portfolio consists primarily of high-quality, liquid instruments.

(4)	Government-agency obligations were approximately 54% of mortgage backed securities as of December 31, 2015 and 44% as of December 31, 2014 based on fair value.

The Company’s investment portfolio in tax-exempt and taxable municipal securities includes issuances by a wide number of municipal authorities across the U.S. and its territories. Under the Company's investment guidelines, securities rated lower than A-/A3 by S&P or Moody’s are typically not purchased for the Company’s portfolio unless acquired for loss mitigation or risk management strategies.

The following tables present the fair value of the Company’s available-for-sale portfolio of obligations of state and political subdivisions as of December 31, 2015 and December 31, 2014 by state.

Fair Value of Available-for-Sale Portfolio of
Obligations of State and Political Subdivisions
As of December 31, 2015 (1)

State	State General Obligation	Local General Obligation	Revenue Bonds	Fair Value	Amortized Cost	Average Credit Rating
	(in millions)
Fixed-maturity securities:
New York	$13	$59	$571	$643	$610	AA
Texas	28	224	325	577	542	AA
California	78	66	411	555	521	A+
Washington	59	79	200	338	323	AA
Florida	17	—	268	285	266	AA-
Illinois	47	69	128	244	234	A
Massachusetts	75	—	148	223	207	AA
Arizona	—	10	181	191	181	AA
Pennsylvania	48	26	47	121	115	A
Ohio	17	14	83	114	106	AA
All others	156	168	1,148	1,472	1,396	AA-
Subtotal	538	715	3,510	4,763	4,501	AA-
Short-term investments (2)	—	—	60	60	60	CC
Total	$538	$715	$3,570	$4,823	$4,561	AA-

Fair Value of Available-for-Sale Portfolio of
Obligations of State and Political Subdivisions
As of December 31, 2014 (1)

State	State General Obligation	Local General Obligation	Revenue Bonds	Fair Value	Amortized Cost	Average Credit Rating
	(in millions)
Fixed-maturity securities:
Texas	$60	$293	$305	$658	$613	AA
New York	13	41	551	605	571	AA
California	45	70	377	492	449	A+
Florida	47	34	256	337	311	AA-
Illinois	20	99	177	296	275	A+
Washington	67	48	163	278	262	AA
Massachusetts	46	8	169	223	204	AA
Arizona	—	7	170	177	165	AA
Michigan	—	—	132	132	122	AA-
Ohio	6	40	82	128	119	AA
All others	276	251	1,096	1,623	1,528	AA-
Total	$580	$891	$3,478	$4,949	$4,619	AA-
____________________

(1)
Excludes $1,078 million and $846 million as of December 31, 2015 and 2014, respectively, of pre-refunded bonds, at fair value. The credit ratings are based on the underlying ratings and do not include any benefit from bond insurance.

(2)    Matured in the first quarter of 2016.

The revenue bond portfolio is comprised primarily of essential service revenue bonds issued by transportation authorities and other utilities, water and sewer authorities, universities and healthcare providers.

Revenue Bonds
Sources of Funds

	As of December 31, 2015		As of December 31, 2014
Type	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(in millions)
Fixed-maturity securities:
Transportation	$867	$815	$796	$733
Water and sewer	612	576	563	527
Tax backed	610	576	551	514
Higher education	518	487	527	492
Municipal utilities	414	393	512	479
Healthcare	344	321	346	317
All others	145	141	183	173
Subtotal	3,510	3,309	3,478	3,235
Short-term investments (1)	60	60	—	—
Total	$3,570	$3,369	$3,478	$3,235
____________________
(1)    Matured in the first quarter of 2016.

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

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2015

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$316	$(10)	$7	$0	$323	$(10)
U.S. government and agencies	77	0	—	—	77	0
Corporate securities	381	(8)	95	(15)	476	(23)
Mortgage-backed securities:
RMBS	438	(8)	90	(14)	528	(22)
CMBS	140	(2)	2	0	142	(2)
Asset-backed securities	517	(10)	—	—	517	(10)
Foreign government securities	97	(4)	82	(7)	179	(11)
Total	$1,966	$(42)	$276	$(36)	$2,242	$(78)
Number of securities(1)		335		71		396
Number of securities with other-than-temporary impairment		9		4		13

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2014

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$64	$0	$25	$(1)	$89	$(1)
U.S. government and agencies	139	0	68	(1)	207	(1)
Corporate securities	189	(3)	104	(2)	293	(5)
Mortgage-backed securities:
RMBS	205	(3)	159	(18)	364	(21)
CMBS	36	0	19	0	55	0
Asset-backed securities	56	(2)	18	(1)	74	(3)
Foreign government securities	108	(2)	0	0	108	(2)
Total	$797	$(10)	$393	$(23)	$1,190	$(33)
Number of securities(1)		125		82		198
Number of securities with other-than-temporary impairment		3		7		10
___________________

(1)
The number of securities does not add across because lots of the same securities have been purchased at different times and appear in both categories above (i.e., Less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

Of the securities in an unrealized loss position for 12 months or more as of December 31, 2015, nine securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of December 31, 2015 was $26 million. The Company has determined that the unrealized losses recorded as of December 31, 2015 are yield related and not the result of other-than-temporary-impairment.

The amortized cost and estimated fair value of available-for-sale fixed-maturity securities by contractual maturity as of December 31, 2015 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of December 31, 2015

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$234	$233
Due after one year through five years	1,911	1,965
Due after five years through 10 years	2,169	2,257
Due after 10 years	4,217	4,414
Mortgage-backed securities:
RMBS	1,238	1,245
CMBS	506	513
Total	$10,275	$10,627

The investment portfolio contains securities and cash that are either held in trust for the benefit of third party reinsurers in accordance with statutory requirements, invested in a guaranteed investment contract for future claims payments, placed on deposit to fulfill state licensing requirements, or otherwise restricted in the amount of $283 million and $236 million as of December 31, 2015 and December 31, 2014, respectively, based on fair value. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,411 million and $1,395 million as of December 31, 2015 and December 31, 2014, respectively, based on fair value.

The fair value of the Company’s pledged securities to secure its obligations under its CDS exposure totaled $305 million and $376 million as of December 31, 2015 and December 31, 2014, respectively.

No material investments of the Company were non-income producing for years ended December 31, 2015 and 2014, respectively.

Internally Managed Portfolio

The investment portfolio tables shown above include both assets managed externally and internally. In the table below, more detailed information is provided for the component of the total investment portfolio that is internally managed (excluding short-term investments). The internally managed portfolio, as defined below, represents approximately 13% and 8% of the investment portfolio, on a fair value basis as of December 31, 2015 and December 31, 2014, respectively. The internally managed portfolio consists primarily of the Company's investments in securities for (i) loss mitigation purposes, (ii) other risk management purposes and (iii) where the Company believes a particular security presents an attractive investment opportunity.

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

Internally Managed Portfolio
Carrying Value

	As of December 31,
	2015	2014
	(in millions)
Assets purchased for loss mitigation and other risk management purposes:
Fixed-maturity securities, at fair value	$1,266	$835
Other invested assets	114	46
Other	55	79
Total	$1,435	$960

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

GAAP differs in certain significant respects from U.S. insurance companies' statutory accounting practices prescribed or permitted by insurance regulatory authorities. The principal differences result from the following statutory accounting practices:

•	upfront premiums are earned when related principal and interest have expired rather than earned over the expected period of coverage;

•	acquisition costs are charged to expense as incurred rather than over the period that related premiums are earned;

•	a contingency reserve is computed based on statutory requirements, whereas no such reserve is required under GAAP;

•	certain assets designated as “non-admitted assets” are charged directly to statutory surplus, rather than reflected as assets under GAAP;

•	investments in subsidiaries are carried on the balance sheet on the equity basis, to the extent admissible, rather than consolidated with the parent;

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

•
expected losses are discounted at a rate of 4.0% or 5.0%, recorded when the loss is deemed probable and without consideration of the deferred premium revenue rather than discounted at the risk free rate at the end of each reporting period and only to the extent they exceed deferred premium revenue;

•	the present value of installment premiums and commissions are not recorded on the balance sheet as they are under GAAP;

•
mergers of acquired companies are treated as statutory mergers at historical balances and financial statements are retroactively revised assuming the merger occurred at the beginning of the prior year, rather than prospectively beginning with the date of acquisition at fair value under GAAP.

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

Insurance Regulatory Amounts Reported

	Policyholders' Surplus		Net Income (Loss)
	As of December 31,		Year Ended December 31,
	2015	2014	2015	2014	2013
	(in millions)
U.S. statutory companies:
AGM(1)	$2,441	$2,267	$217	$304	$340
MAC	730	612	102	75	26
AGC(1)(2)	1,365	1,086	(92)	116	211
Bermuda statutory company:
AG Re	1,018	1,114	85	28	103
____________________

(1)
Policyholders' surplus of AGM and AGC include their indirect share of MAC. AGM and AGC own approximately 61% and 39%, respectively, of the outstanding stock of Municipal Assurance Holdings Inc. ("MAC Holdings"), which owns 100% of the outstanding common stock of MAC.

(2)
As indicated in Note 2, Acquisition of Radian Asset Assurance Inc., AGC completed the acquisition of Radian Asset on April 1, 2015. Radian Asset was merged with and into AGC, with AGC as the surviving company of the merger. The impact to AGC's policyholders' surplus was approximately $333 million, on a statutory basis, as of April 1, 2015.

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

MAC Holdings was formed to own 100% of the outstanding stock of MAC. AGM and its affiliate AGC subscribed for approximately 61% and 39% of the outstanding MAC Holdings common stock, respectively, for which AGM paid $425 million and AGC paid $275 million, as consideration. The consideration consisted of all of MAC's outstanding common stock (in the case of AGM), cash and marketable securities.

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

Contingency Reserves

On July 15, 2013, AGM and its wholly-owned subsidiary AGE (together, the "AGM Group") and AGC, were notified that the New York State Department of Financial Services ("NYDFS") and the Maryland Insurance Administration (“MIA”) do not object to the AGM Group and AGC, respectively, reassuming all of the outstanding contingency reserves that the AGM Group and AGC had ceded to AG Re and electing to cease ceding future contingency reserves to AG Re. The insurance regulators permitted the AGM Group and AGC to reassume the contingency reserves in increments over three years. In the third quarter of 2015, the AGM Group and AGC each reassumed their respective final installments and as of December 31, 2015, the AGM Group and AGC had collectively reassumed an aggregate of approximately $522 million.

From time to time, AGM and AGC have obtained the approval of their regulators to release contingency reserves based on losses or because the accumulated reserve is deemed excessive in relation to the insurer's outstanding insured obligations.  In 2015, on the latter basis, AGM obtained the NYDFS's approval for a contingency reserve release of approximately $253 million and AGC obtained the MIA's approval for a contingency reserve release of approximately $134 million. In addition, MAC also released approximately $56 million of contingency reserves, which consisted of the assumed contingency reserves maintained by MAC, as reinsurer of AGM, in respect of the same obligations that were the subject of AGM's $253 million release.

With respect to the regular, quarterly contributions to contingency reserves required by the applicable Maryland and New York laws and regulations, such laws and regulations permit the discontinuation of such quarterly contributions to a company’s contingency reserves when such company’s aggregate contingency reserves for a particular line of business (i.e., municipal or non-municipal) exceed the sum of the company’s outstanding principal for each specified category of obligations within the particular line of business multiplied by the specified contingency reserve factor for each such category.  In accordance with such laws and regulations, and with the approval of the MIA and the NYDFS, respectively, AGC ceased making quarterly contributions to its contingency reserves for both municipal and non-municipal business and AGM ceased making quarterly contributions to its contingency reserves for non-municipal business, in each case beginning in the fourth quarter of 2014. Such cessations are expected to continue for as long as AGC and AGM satisfy the foregoing condition for their applicable lines of business.

Dividend Restrictions and Capital Requirements

Under New York insurance law, AGM may only pay dividends out of "earned surplus," which is the portion of the company's surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to shareholders as dividends or transferred to stated capital or capital surplus, or applied to other purposes permitted by law, but does not include unrealized appreciation of assets. AGM may pay dividends without the prior approval of the New York Superintendent of Financial Services ("New York Superintendent") that, together with all dividends declared or distributed by it during the preceding 12 months, does not exceed the lesser of 10% of its policyholders' surplus (as of its last annual or quarterly statement filed with the New York Superintendent) or 100% of its adjusted net investment income during that period. The maximum amount available during 2016 for AGM to distribute as dividends without regulatory approval, is estimated to be approximately $244 million, of which approximately $95 million is estimated to be available for distribution in the first quarter of 2016.

Under Maryland's insurance law, AGC may, with prior notice to the Maryland Insurance Commissioner, pay an ordinary dividend that, together with all dividends paid in the prior 12 months, does not exceed the lesser of 10% of its policyholders' surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. The maximum amount available during 2016 for AGC to distribute as ordinary dividends is approximately $79 million, of which approximately $9 million is available for distribution in the first quarter of 2016.

MAC is a New York domiciled insurance company subject to the same dividend limitations described above for AGM. The Company does not currently anticipate that MAC will distribute any dividends.

For AG Re, any distribution (including repurchase of shares) of any share capital, contributed surplus or other statutory capital that would reduce its total statutory capital by 15% or more of its total statutory capital as set out in its previous year's financial statements requires the prior approval of the Bermuda Monetary Authority ("Authority"). Separately, dividends are paid out of an insurer's statutory surplus and cannot exceed that surplus. Further, annual dividends cannot exceed 25% of total statutory capital and surplus as set out in its previous year's financial statements, which is $254 million, without AG Re certifying to the Authority that it will continue to meet required margins. Based on the foregoing limitations, in 2016 AG Re has the capacity to (i) make capital distributions in an aggregate amount up to $127 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to the limit of its outstanding statutory surplus, which is $174 million. Such dividend capacity is further limited by the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements. As of December 31, 2015, AG Re had unencumbered assets of approximately $640 million.

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

Dividends and Surplus Notes
By Insurance Company Subsidiaries

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Dividends paid by AGC to AGUS	$90	$69	$67
Dividends paid by AGM to AGMH	215	160	163
Dividends paid by AG Re to AGL	150	82	144
Repayment of surplus note by AGM to AGMH	25	50	50
Issuance of surplus notes by MAC to MAC Holdings	—	—	(300)
Issuance of surplus notes by MAC to AGM	—	—	(100)

12.	Income Taxes

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

In November 2013, AGL became tax resident in the U.K. although it will remain a Bermuda-based company and its administrative and head office functions will continue to be carried on in Bermuda. As a U.K. tax resident company, AGL is required to file a corporation tax return with Her Majesty’s Revenue & Customs (“HMRC”).  AGL is subject to U.K. corporation tax in respect of its worldwide profits (both income and capital gains), subject to any applicable exemptions. The main rate of corporation tax is 20% as of April 1, 2015. AGL has also registered in the U.K. to report its Value Added Tax (“VAT”) liability.  The current rate of VAT is 20%. Assured Guaranty expects that the dividends AGL receives from its direct subsidiaries will be exempt from U.K. corporation tax due to the exemption in section 931D of the U.K. Corporation Tax Act

2009. In addition, any dividends paid by AGL to its shareholders should not be subject to any withholding tax in the U.K. The U.K. government implemented a new tax regime for “controlled foreign companies” (“CFC regime”) effective January 1, 2013.  Assured Guaranty does not expect any profits of non-U.K. resident members of the group to be taxed under the CFC regime and has obtained a clearance from HMRC confirming this on the basis of current facts.

AGUS files a consolidated federal income tax return with AGC, AG Financial Products Inc. ("AGFP"), AG Analytics Inc., AGMH, beginning May 12, 2012 MAC and MAC Holdings, and beginning April 1, 2015 Radian Asset and Van American (“AGUS consolidated tax group”). Assured Guaranty Overseas US Holdings Inc. and its subsidiaries AGRO and AG Intermediary Inc., file their own consolidated federal income tax return.

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

Effective Tax Rate Reconciliation

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Expected tax provision (benefit) at statutory rates in taxable jurisdictions	$443	$490	$390
Tax-exempt interest	(54)	(53)	(57)
Gain on bargain purchase	(19)	—	—
Change in liability for uncertain tax positions	12	9	(2)
Other	(7)	(3)	3
Total provision (benefit) for income taxes	$375	$443	$334
Effective tax rate	26.2%	28.9%	29.2%

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

The following table presents pretax income and revenue by jurisdiction.

Pretax Income (Loss) by Tax Jurisdiction

	Year Ended December 31,
	2015	2014	2013
	(in millions)
United States	$1,284	$1,420	$1,118
Bermuda	177	142	27
U.K.	(30)	(31)	(3)
Total	$1,431	$1,531	$1,142

Revenue by Tax Jurisdiction

	Year Ended December 31,
	2015	2014	2013
	(in millions)
United States	$1,853	$1,633	$1,389
Bermuda	361	365	219
U.K.	(7)	(4)	0
Total	$2,207	$1,994	$1,608

Pretax income by jurisdiction may be disproportionate to revenue by jurisdiction to the extent that insurance losses incurred are disproportionate.

Components of Net Deferred Tax Assets

	As of December 31,
	2015	2014
	(in millions)
Deferred tax assets:
Unrealized losses on credit derivative financial instruments, net	$33	$224
Unearned premium reserves, net	254	55
Loss and LAE reserve	64	66
Tax and loss bonds	39	39
Alternative minimum tax credit	55	57
Foreign tax credit	11	—
FG VIEs	—	13
DAC	27	35
Investment basis difference	86	104
Deferred compensation	41	38
Other	17	19
Total deferred income tax assets	627	650
Deferred tax liabilities:
Contingency reserves	64	64
Public debt	94	96
Unrealized appreciation on investments	108	159
Unrealized gains on CCS	22	22
Market discount	21	28
FG VIEs	13	—
Other	18	21
Total deferred income tax liabilities	340	390
Less: Valuation allowance	11	—
Net deferred income tax asset	$276	$260

As of December 31, 2015, the Company had alternative minimum tax credits of $55 million which do not expire. Management believes sufficient future taxable income exists to realize the full benefit of these tax credits.

Valuation Allowance

As part of the Radian Asset Acquisition, the Company acquired $11 million of foreign tax credits (“FTC”) which will expire between 2018 and 2020. After reviewing positive and negative evidence, the Company came to the conclusion that it is more likely than not that the FTC will not be utilized, and therefore recorded a valuation allowance with respect to this tax attribute.

The Company came to the conclusion that it is more likely than not that the remaining net deferred tax asset will be fully realized after weighing all positive and negative evidence available as required under GAAP. The positive evidence that was considered included the cumulative income the Company has earned over the last three years, and the significant unearned premium income to be included in taxable income. The positive evidence outweighs any negative evidence that exists. As such, the Company believes that no valuation allowance is necessary in connection with this deferred tax asset. The Company will continue to analyze the need for a valuation allowance on a quarterly basis.

Audits

AGUS has open tax years with the U.S. Internal Revenue Service (“IRS”) for 2009 forward and is currently under audit for the 2009-2012 tax years. On February 20, 2013 the IRS notified AGUS that the Joint Committee on Taxation completed its review of the 2006 through 2008 tax years and has accepted the results of the IRS examination without exception. Assured Guaranty Oversees US Holdings Inc. has open tax years of 2012 forward. The Company's U.K. subsidiaries are not currently under examination and have open tax years of 2014 forward.

Uncertain Tax Positions

The following table provides a reconciliation of the beginning and ending balances of the total liability for unrecognized tax benefits. The Company does not believe it is reasonably possible that this amount will change significantly in the next twelve months.

	2015	2014	2013
	(in millions)
Balance as of January 1,	$28	$20	$22
True-up from tax return filings	10	6	4
Increase in unrecognized tax benefits as a result of position taken during the current period	2	2	3
Decrease due to closing of IRS audit	—	—	(9)
Balance as of December 31,	$40	$28	$20

The Company's policy is to recognize interest and penalties related to uncertain tax positions in income tax expense and has accrued $1 million per year from 2013 to 2015. As of December 31, 2015 and December 31, 2014, the Company has accrued $5.4 million and $4.5 million of interest, respectively.

The total amount of unrecognized tax benefits as of December 31, 2015 would affect the effective tax rate, if recognized.

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

The Company assumes exposure on insured obligations (“Assumed Business”) and may cede portions of its exposure on obligations it has insured (“Ceded Business”) in exchange for premiums, net of ceding commissions. The Company historically entered into ceded reinsurance contracts in order to obtain greater business diversification and reduce the net potential loss from large risks.

Accounting Policy

For business assumed and ceded, the accounting model of the underlying direct financial guaranty contract dictates the accounting model used for the reinsurance contract (except for those eliminated as FG VIEs). For any assumed or ceded financial guaranty insurance premiums and financial guaranty insurance losses, the accounting models described in Note 6 are followed. For any assumed or ceded credit derivative contracts, the accounting model in Note 8 is followed.

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

The downgrade of the financial strength ratings of AG Re or of AGC gives certain ceding companies the right to recapture business they had ceded to AG Re and AGC, which would lead to a reduction in the Company's unearned premium reserve and related earnings on such reserve. With respect to a significant portion of the Company's in-force financial guaranty assumed business, based on AG Re's and AGC's current ratings and subject to the terms of each reinsurance agreement, the third party ceding company may have the right to recapture business it had ceded to AG Re and/or AGC, and in connection therewith, to receive payment from AG Re or AGC of an amount equal to the statutory unearned premium (net of ceding commissions) and statutory loss reserves (if any) associated with that business, plus, in certain cases, an additional ceding commission. As of December 31, 2015, if each third party insurer ceding business to AG Re and/or AGC had a right to recapture such business, and chose to exercise such right, the aggregate amounts that AG Re and AGC could be required to pay to all such companies would be approximately $55 million and $34 million, respectively.

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

Net Effect of Commutations of Ceded and
Cancellations of Assumed Reinsurance Contracts

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Increase (decrease) in net unearned premium reserve	$23	$20	$11
Increase (decrease) in net par outstanding	855	1,167	151
Commutation gains recorded in other income	28	23	2

The following table presents the components of premiums and losses reported in the consolidated statement of operations and the contribution of the Company's Assumed and Ceded Businesses.

Effect of Reinsurance on Statement of Operations

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Premiums Written:
Direct	$164	$116	106
Assumed(1)	17	(12)	17
Ceded(2)	10	15	2
Net	$191	$119	125
Premiums Earned:
Direct	$792	$581	819
Assumed	40	47	40
Ceded	(66)	(58)	(107)
Net	$766	$570	752
Loss and LAE:
Direct	$399	$132	110
Assumed	45	37	73
Ceded	(20)	(43)	(29)
Net	$424	$126	154
____________________

(1)	Negative assumed premiums written were due to changes in expected Debt Service schedules.

(2)	Positive ceded premiums written were due to commutations and changes in expected Debt Service schedules.

Other Monoline Exposures

In addition to assumed and ceded reinsurance arrangements, the Company may also have exposure to some financial guaranty reinsurers (i.e., monolines) in other areas. Second-to-pay insured par outstanding represents transactions the Company has insured that were previously insured by other monolines. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary insurer. Another area of exposure is in the investment portfolio where the Company holds fixed-maturity securities that are wrapped by monolines and whose value may change based on the rating of the monoline. As of December 31, 2015, based on fair value, the Company had fixed-maturity securities in its investment portfolio consisting of $194 million insured by National Public Finance Guarantee Corporation ("National"), $154 million insured by Ambac and $8 million insured by other guarantors. In addition, the Company acquired bonds for loss mitigation or other risk management purposes in the amount of $123 million insured by FGIC UK Limited and $259 million insured by MBIA Insurance Corp.

In accordance with U.S. statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. All of the unauthorized reinsurers in the tables below are required to post collateral for the benefit of the Company in an amount at least equal to the sum of their ceded unearned premium reserve, loss reserves and contingency reserves all calculated on a statutory basis of accounting. In addition, certain authorized reinsurers in the tables below post collateral on terms negotiated with the Company.

Exposure by Reinsurer

	Ratings at		Par Outstanding (1)
	February 24, 2016		As of December 31, 2015
Reinsurer	Moody’s Reinsurer Rating	S&P Reinsurer Rating	Ceded Par Outstanding	Second-to- Pay Insured Par Outstanding	Assumed Par Outstanding
	(dollars in millions)
American Overseas Reinsurance Company Limited (f/k/a Ram Re) (2)	WR (3)	WR	$5,227	$—	$30
Tokio Marine & Nichido Fire Insurance Co., Ltd. (“Tokio”) (2)	Aa3 (4)	A+ (4)	4,216	—	—
Syncora Guarantee Inc. (2)	WR	WR	2,451	1,244	727
Mitsui Sumitomo Insurance Co. Ltd. (2)	A1	A+ (4)	1,818	—	—
ACA Financial Guaranty Corp.	NR (5)	WR	714	20	—
Ambac	WR	WR	117	3,889	10,388
National (6)	A3	AA-	—	5,299	5,100
MBIA	(7)	(7)	—	1,802	440
FGIC	(8)	(8)	—	1,424	652
Ambac Assurance Corp. Segregated Account	NR	NR	—	91	873
CIFG Assurance North America Inc. ("CIFG")	WR	WR	—	43	2,996
Other (2)	Various	Various	78	796	133
Total			$14,621	$14,608	$21,339
____________________

(1)	Includes par related to insured credit derivatives.

(2)	The total collateral posted by all non-affiliated reinsurers required or agreeing to post collateral as of December 31, 2015, is approximately $470 million.

(3)    Represents “Withdrawn Rating.”

(4)    The Company benefits from trust arrangements that satisfy the triple-A credit requirement of S&P and/or Moody’s.

(5)    Represents “Not Rated.”

(6)	National is rated AA+ by KBRA.

(7)	MBIA includes subsidiaries MBIA Insurance Corp. rated B by S&P and B3 by Moody's and MBIA U.K. Insurance Ltd. rated BB by S&P and Ba2 by Moody’s.

(8)	FGIC includes subsidiaries Financial Guaranty Insurance Company and FGIC UK Limited both of which had their ratings withdrawn by rating agencies.

Ceded Par Outstanding by Reinsurer and Credit Rating
As of December 31, 2015

	Internal Credit Rating
Reinsurer	AAA	AA	A	BBB	BIG	Total
	(in millions)
American Overseas Reinsurance Company Limited (f/k/a Ram Re)	$403	$1,809	$1,607	$1,087	$321	$5,227
Tokio	564	529	1,131	1,365	627	4,216
Syncora Guarantee Inc.	—	132	430	1,766	123	2,451
Mitsui Sumitomo Insurance Co. Ltd.	131	552	590	372	173	1,818
ACA Financial Guaranty Corp	—	449	246	19	—	714
Ambac	—	—	117	—	—	117
Other	49	0	1	28	—	78
Total	$1,147	$3,471	$4,122	$4,637	$1,244	$14,621

Second-to-Pay
Insured Par Outstanding by Internal Rating
As of December 31, 2015(1)

	Public Finance					Structured Finance
	AAA	AA	A	BBB	BIG	AAA	AA	A	BBB	BIG	Total
	(in millions)
Syncora Guarantee Inc.	$—	$71	$176	$624	$329	$—	$—	$—	$—	$44	$1,244
ACA Financial Guaranty Corp.	—	—	—	1	19	—	—	—	—	—	20
Ambac	10	1,024	1,517	1,085	49	1	—	58	137	8	3,889
National	71	1,649	3,555	—	—	—	—	24	—	—	5,299
MBIA	—	65	254	240	—	—	886	16	234	107	1,802
FGIC	—	31	749	251	201	149	—	8	—	35	1,424
Ambac Assurance Corp. Segregated Account	—	—	—	—	—	—	24	—	—	67	91
CIFG	—	—	—	22	21	—	—	—	—	—	43
Other	—	796	—	—	—	—	—	—	—	—	796
Total	$81	$3,636	$6,251	$2,223	$619	$150	$910	$106	$371	$261	$14,608
____________________

(1)	Assured Guaranty’s internal rating.

Amounts Due (To) From Reinsurers
As of December 31, 2015

	Assumed Premium, net of Commissions	Ceded Premium, net of Commissions	Assumed Expected Loss to be Paid	Ceded Expected Loss to be Paid
	(in millions)
American Overseas Reinsurance Company Limited (f/k/a Ram Re)	$—	$(7)	$—	$24
Tokio	—	(12)	—	43
Syncora Guarantee Inc.	15	(22)	—	5
Mitsui Sumitomo Insurance Co. Ltd.	—	(3)	—	17
Ambac	41	—	(5)	—
National	6	—	(4)	—
MBIA	5	—	(11)	—
FGIC	4	—	(14)	—
Ambac Assurance Corp. Segregated Account	11	—	(67)	—
CIFG	0	—	(62)	—
Other	—	(3)	—	—
Total	$82	$(47)	$(163)	$89

Excess of Loss Reinsurance Facility

AGC, AGM and MAC entered into a $360 million aggregate excess of loss reinsurance facility with a number of reinsurers, effective as of January 1, 2016. This facility replaces a similar $450 million aggregate excess of loss reinsurance facility that AGC, AGM and MAC had entered into effective January 1, 2014 and which terminated on December 31, 2015. The new facility covers losses occurring either from January 1, 2016 through December 31, 2023, or January 1, 2017 through December 31, 2024, at the option of AGC, AGM and MAC. It terminates on January 1, 2018, unless AGC, AGM and MAC choose to extend it. The new facility covers certain U.S. public finance credits insured or reinsured by AGC, AGM and MAC as of September 30, 2015, excluding credits that were rated non-investment grade as of December 31, 2015 by Moody’s or S&P or internally by AGC, AGM or MAC and is subject to certain per credit limits. Among the credits excluded are those associated with the Commonwealth of Puerto Rico and its related authorities and public corporations. The new facility attaches when AGC’s, AGM’s and MAC’s net losses (net of AGC’s and AGM's reinsurance (including from affiliates) and net of recoveries) exceed $1.25 billion in the aggregate. The new facility covers a portion of the next $400 million of losses, with the reinsurers assuming pro rata in the aggregate $360 million of the $400 million of losses and AGC, AGM and MAC jointly retaining the remaining $40 million. The reinsurers are required to be rated at least AA- or to post collateral sufficient to provide AGM, AGC and MAC with the same reinsurance credit as reinsurers rated AA-. AGM, AGC and MAC are obligated to pay the reinsurers their share of recoveries relating to losses during the coverage period in the covered portfolio. AGC, AGM and MAC paid approximately $9 million of premiums in 2016 for the term January 1, 2016 through December 31, 2016 and deposited approximately $9 million of securities into trust accounts for the benefit of the reinsurers to be used to pay the premium for January 1, 2017 through December 31, 2017. The main differences between the new facility and the prior facility that terminated on December 31, 2015 are the reinsurance attachment point ($1.25 billion versus $1.5 billion), the total reinsurance coverage ($360 million part of $400 million versus $450 million part of $500 million) and the annual premium ($9 million versus $19 million).

14.	Related Party Transactions

The Company was party to transactions with entities that are affiliated with Wilbur L. Ross, Jr., who had been a director of the Company until November 21, 2014. Mr. Ross and the funds under his control owned approximately 8.2% of the AGL common shares as of December 31, 2013. However, in 2014, Mr. Ross and the funds sold all of the AGL shares they owned and Mr. Ross resigned from the AGL board. At the time of his resignation, WL Ross and Co. LLC issued a press release announcing that Mr. Ross had been elected Vice Chairman of Bank of Cyprus and, due to rules limiting directorships of bank officers, would be resigning from the boards of directors of several companies, including that of Assured Guaranty.

In addition, the Company retains Wellington Management Company, LLP ("Wellington"), as investment manager for a portion of the Company's investment portfolio. Wellington owned approximately 9.0% of the common shares of AGL as of December 31, 2015, 9.3% as of December 31, 2014 and 6.6% as of December 31, 2013.

The net expenses from transactions with Wellington were approximately $1.9 million in 2015 and $1.9 million in 2014. The net expenses from transactions with Wellington and WL Ross were $2.5 million in 2013, with no individual related party expense item exceeding $1.9 million. As of December 31, 2015 and 2014 there were no significant amounts payable to or amounts receivable from related parties. In addition, please refer to Note 18, Shareholders' Equity, for a description of the transaction under which the Company purchased common shares from funds associated with WL Ross & Co. LLC and its affiliates and from Mr. Ross.

15.	Commitments and Contingencies

Leases

AGL and its subsidiaries are party to various lease agreements accounted for as operating leases. The Company leases and occupies space in New York City through 2032. In addition, AGL and its subsidiaries lease additional office space in various locations under non-cancelable operating leases which expire at various dates through 2029. Rent expense was $10.5 million in 2015, $10.1 million in 2014 and $9.9 million in 2013.

AGM entered into an operating lease effective January 1, 2016, for new office space comprising one full floor and one partial floor at 1633 Broadway in New York City.  The Company plans to move the principal place of business of AGM, AGC, MAC and the Company's other U.S. based subsidiaries from 31 West 52nd Street in New York City to this new location during the summer of 2016.  The new lease is for approximately 88,000 square feet and runs until 2032, with an option, subject to certain conditions, to renew for five years at a fair market rent.  The fixed annual rent, which commences after an initial rent holiday, begins at $6.2 million, rising in two steps to $7.3 million for the last five years of the initial term.  In connection with the move and in return for rent abatement and certain other concessions, AGM agreed to terminate, eight months after its new space is delivered, its lease on its existing office space at 31 West 52nd Street, which had been scheduled to run until 2026.

Future Minimum Rental Payments

Year	(in millions)
2016	$4
2017	6
2018	7
2019	8
2020	8
Thereafter	84
Total	$117

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

In addition, in the ordinary course of their respective businesses, certain of the Company's subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods or prevent losses in the future. For example, as described in the "Recovery Litigation" section of Note 5, Expected Loss to be Paid, in January 2016 the Company commenced an action for declaratory judgment and injunctive relief in the U.S. District Court for the District of Puerto Rico to invalidate executive orders issued by the Governor of Puerto Rico directing the retention or transfer of certain taxes and revenues pledged to secure the payment of certain bonds insured by the Company. Also, in December 2008, the Company filed a claim in the Supreme Court of the State of New York against an investment manager in a transaction it insured alleging breach of fiduciary duty, gross negligence and breach of contract. The amounts, if any, the Company will recover in proceedings to recover losses are uncertain, and recoveries, or failure to obtain recoveries, in any one or more of these proceedings during any quarter or year could be material to the Company’s results of operations in that particular quarter or year.

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

On November 28, 2011, Lehman Brothers International (Europe) (in administration) (“LBIE”) sued AGFP, an affiliate of AGC which in the past had provided credit protection to counterparties under credit default swaps. AGC acts as the credit support provider of AGFP under these credit default swaps. LBIE’s complaint, which was filed in the Supreme Court of the State of New York, alleged that AGFP improperly terminated nine credit derivative transactions between LBIE and AGFP and improperly calculated the termination payment in connection with the termination of 28 other credit derivative transactions between LBIE and AGFP. Following defaults by LBIE, AGFP properly terminated the transactions in question in compliance with the agreement between AGFP and LBIE, and calculated the termination payment properly. AGFP calculated that LBIE owes AGFP approximately $29 million in connection with the termination of the credit derivative transactions, whereas LBIE asserted in the complaint that AGFP owes LBIE a termination payment of approximately $1.4 billion. On February 3, 2012, AGFP filed a motion to dismiss certain of the counts in the complaint, and on March 15, 2013, the court granted AGFP's motion to dismiss the count relating to improper termination of the nine credit derivative transactions and denied AGFP's motion to dismiss the counts relating to the remaining transactions. On February 22, 2016, AGFP filed a motion for summary judgment on the remaining causes of action asserted by LBIE and on AGFP's counterclaims. LBIE's administrators disclosed in an April 10, 2015 report to LBIE’s unsecured creditors that LBIE's valuation expert has calculated LBIE's damages in aggregate for the 28 transactions to range between a minimum of approximately $200 million and a maximum of approximately $500 million, depending on what adjustment, if any, is made for AGFP's credit risk and excluding any applicable interest. Notwithstanding the range calculated by LBIE's valuation expert, the Company cannot reasonably estimate the possible loss, if any, that may arise from this lawsuit.

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

On May 28, 2014, Houston Casualty Company Europe, Seguros y Reseguros, S.A. (“HCCE”) notified Radian Asset that it was demanding arbitration against Radian Asset in connection with housing cooperative losses presented to Radian Asset by HCCE under several years of quota-share surety reinsurance contracts. Through November 30, 2015, HCCE had presented AGC, as successor to Radian Asset, with approximately €15 million in claims.  In January 2016, Assured Guaranty and HCCE settled all the claims related to the Spanish housing cooperative losses.
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

Lawsuits Relating to Former Financial Products Business

During 2008, nine putative class action lawsuits were filed in federal court alleging federal antitrust violations in the municipal derivatives industry, seeking damages and alleging, among other things, a conspiracy to fix the pricing of, and manipulate bids for, municipal derivatives, including GICs. These cases have been coordinated and consolidated for pretrial proceedings in the U.S. District Court for the Southern District of New York as MDL 1950, In re Municipal Derivatives Antitrust Litigation, Case No. 1:08-cv-2516 (“MDL 1950”). Five of these cases named both AGMH and AGM: (a) Hinds County, Mississippi v. Wachovia Bank, N.A.; (b) Fairfax County, Virginia v. Wachovia Bank, N.A.; (c) Central Bucks School District, Pennsylvania v. Wachovia Bank, N.A.; (d) Mayor and City Council of Baltimore, Maryland v. Wachovia Bank, N.A.; and (e) Washington County, Tennessee v. Wachovia Bank, N.A. In April 2009, the MDL 1950 court granted the defendants’ motion to dismiss on the federal claims for these five cases, but granted leave for the plaintiffs to file an amended complaint. The Corrected Third Consolidated Amended Class Action Complaint, filed on October 9, 2013, lists neither AGM nor AGMH as a named defendant or a co-conspirator. The complaint generally seeks unspecified monetary damages, interest, attorneys’ fees and other costs. The other four cases named AGMH (but not AGM) and also alleged that the defendants violated California state antitrust law and common law by engaging in illegal bid-rigging and market allocation, thereby depriving the cities or municipalities of competition in the awarding of GICs and ultimately resulting in the cities paying higher fees for these products: (f) City of Oakland, California v. AIG Financial Products Corp.; (g) County of Alameda, California v. AIG Financial Products Corp.; (h) City of Fresno, California v. AIG Financial Products Corp.; and (i) Fresno County Financing Authority v. AIG Financial Products Corp. When the four plaintiffs filed a consolidated complaint in September 2009, the plaintiffs did not name AGMH as a defendant. However, the complaint does describe some of AGMH’s and AGM’s activities. The consolidated complaint generally seeks unspecified monetary damages, interest, attorneys’ fees and other costs. In April 2010, the MDL 1950 court granted in part and denied in part the named defendants’ motions to dismiss this consolidated complaint. On September 22, 2015, the remaining parties to the putative class action reported to the MDL 1950 Court that settlements in principle had been reached, and a motion for preliminary approval of those putative class claims was filed on February 24, 2016. The parties have reported that final settlement with those remaining defendants would resolve the putative class case. The Company cannot reasonably estimate the possible loss, if any, or range of loss that may arise from these lawsuits.

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

Bank of America, N.A. Amended complaints in these actions were filed in September 2009, adding a federal antitrust claim and naming AGM (but not AGMH) and AGUS, among other defendants. These cases have been transferred to the Southern District of New York and consolidated with MDL 1950 for pretrial proceedings. In late 2009, AGM and AGUS, among other defendants, were named in six additional non-class action cases filed in federal court, which also have been coordinated and consolidated for pretrial proceedings with MDL 1950; one was voluntarily dismissed with prejudice in October 2010, leaving five that are currently pending: (f) City of Riverside, California v. Bank of America, N.A.; (g) Los Angeles World Airports v. Bank of America, N.A.; (h) Redevelopment Agency of the City of Stockton v. Bank of America, N.A.; (i) Sacramento Suburban Water District v. Bank of America, N.A.; and (j) County of Tulare, California v. Bank of America, N.A. The MDL 1950 court denied AGM and AGUS’s motions to dismiss the eleven complaints that were pending as of April 2010. Amended complaints were filed in May 2010. The complaints in these lawsuits generally seek or sought unspecified monetary damages, interest, attorneys’ fees, costs and other expenses. The Company cannot reasonably estimate the possible loss, if any, or range of loss that may arise from the remaining lawsuits.

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

Accounting Policy

Long-term debt is recorded at principal amounts net of any unamortized original issue discount or premium and unamortized fair value adjustment for AGMH debt (as of the date of the AGMH acquisition). Discounts and acquisition date fair value adjustments are accreted into interest expense over the life of the applicable debt.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Topic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Effective December 31, 2015, the Company retrospectively adopted this accounting guidance. Therefore, the Company no longer includes debt issuance costs in assets. The Company early-adopted this guidance effective December 31, 2015 and has retrospectively revised the prior year consolidated balance sheet and long-term debt disclosures. The adoption resulted in the reduction of other assets and long-term debt of $5 million and $6 million as of December 31, 2015 and 2014, respectively.

Long Term Debt

The Company has outstanding long-term debt comprising primarily debt issued by AGUS and AGMH. AGUS has issued 7.0% Senior Notes, 5.0% Senior Notes and Series A, Enhanced Junior Subordinated Debentures. AGMH has issued 6 7/8% Quarterly Income Bonds Securities (“QUIBS”), 6.25% Notes and 5.60% Notes, as well $300 million Junior Subordinated Debentures. All of such debt is fully and unconditionally guaranteed by AGL; AGL's guarantee of the junior subordinated debentures is on a junior subordinated basis.

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

The principal and carrying values of the Company’s long-term debt are presented in the table below.

Principal and Carrying Amounts of Debt

	As of December 31, 2015		As of December 31, 2014
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS:
7.0% Senior Notes	$200	$197	$200	$196
5.0% Senior Notes	500	495	500	495
Series A Enhanced Junior Subordinated Debentures	150	150	150	150
Total AGUS	850	842	850	841
AGMH:
67/8% QUIBS	100	69	100	68
6.25% Notes	230	140	230	139
5.60% Notes	100	56	100	55
Junior Subordinated Debentures	300	180	300	175
Total AGMH	730	445	730	437
AGM:
Notes Payable	12	13	16	19
Total AGM	12	13	16	19
Total	$1,592	$1,300	$1,596	$1,297

Principal payments due under the long-term debt are as follows:

Expected Maturity Schedule of Debt

Expected Withdrawal Date	AGUS	AGMH	AGM	Total
	(in millions)
2016	$—	$—	$4	$4
2017	—	—	4	4
2018	—	—	2	2
2019	—	—	1	1
2020	—	—	0	0
2021-2040	700	—	1	701
2041-2060	—	—	—	—
2061-2080	150	300	—	450
Thereafter	—	430	—	430
Total	$850	$730	$12	$1,592

Interest Expense

	Year Ended December 31,
	2015	2014	2013
	(in millions)
AGUS:
7.0% Senior Notes	$13	$13	$13
5.0% Senior Notes	26	13	—
Series A Enhanced Junior Subordinated Debentures	10	10	10
Total AGUS	49	36	23
AGMH:
67/8% QUIBS	7	7	7
6.25% Notes	16	16	16
5.60% Notes	6	6	6
Junior Subordinated Debentures	25	25	25
Total AGMH	54	54	54
AGM:
Notes Payable	(2)	2	5
Total AGM	(2)	2	5
Total	$101	$92	$82

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $1.1 billion as of December 31, 2015. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. It is difficult to determine the probability that AGM will have to pay strip provider claims or the likely aggregate amount of such claims. At December 31, 2015, approximately $1.4 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

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

The Company was in compliance with all financial covenants as of December 31, 2015.

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

As of December 31, 2015, no amounts were outstanding under this facility, nor have there been any borrowings during the life of this facility.

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

In addition, in 2012 AGUS borrowed $90 million from its affiliate AGRO to fund the acquisition of MAC. That loan remained outstanding as of December 31, 2015.

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

Distributions on the AGC CCS are determined pursuant to an auction process. Beginning on April 7, 2008 this auction process failed, thereby increasing the annualized rate on the AGC CCS to one-month LIBOR plus 250 basis points.

In June 2003, $200 million of “AGM CPS”, money market preferred trust securities, were issued by trusts created for the primary purpose of issuing the AGM CPS, investing the proceeds in high-quality commercial paper and selling put options to AGM, allowing AGM to issue the trusts non-cumulative redeemable perpetual preferred stock (the “AGM Preferred Stock”) of AGM in exchange for cash. There are four trusts, each with an initial aggregate face amount of $50 million. These trusts hold auctions every 28 days, at which time investors submit bid orders to purchase AGM CPS. If AGM were to exercise a put option, the applicable trust would transfer the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, to AGM in exchange for AGM Preferred Stock. AGM pays a floating put premium to the trusts, which represents the difference between the commercial paper yield and the winning auction rate (plus all fees and expenses of the trust). If an auction does not attract sufficient clearing bids, however, the auction rate is subject to a maximum rate of one-month LIBOR plus 200 basis points for the next succeeding distribution period. Beginning in August 2007, the AGM CPS required the maximum rate for each of the relevant trusts. AGM continues to have the ability to exercise its put option and cause the related trusts to purchase AGM Preferred Stock. The trusts provide AGM access to new capital at its sole discretion through the exercise of the put options. As of December 31, 2015 the put option had not been exercised. The Company does not consider itself to be the primary beneficiary of the trusts. See Note 7, Fair Value Measurement, –Other Assets–Committed Capital Securities, for a fair value measurement discussion.

17.	Earnings Per Share

Accounting Policy

The Company computes EPS using a two-class method by including participating securities which entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting. Restricted stock awards and share units under the AGC supplemental executive retirement plan ("AGC SERP") are considered participating securities as they received non-forfeitable rights to dividends at the same rate as common stock.

The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Basic EPS is then calculated by dividing net (loss) income available to common shareholders of Assured Guaranty by the weighted‑average number of common shares outstanding during the period. Diluted EPS adjusts basic EPS for the effects of restricted stock, restricted stock units, stock options and other potentially dilutive financial instruments (“dilutive securities”), only in the periods in which such effect is dilutive. The effect of the dilutive securities is reflected in diluted EPS by application of the more dilutive of (1) the treasury stock method or (2) the two-class method assuming nonvested shares are not converted into common shares. The Company has a single class of common stock.

Computation of Earnings Per Share

	Year Ended December 31,
	2015	2014	2013
	(in millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to AGL	$1,056	$1,088	808
Less: Distributed and undistributed income (loss) available to nonvested shareholders	1	0	1
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$1,055	$1,088	807
Basic shares	148.1	172.6	186.6
Basic EPS	$7.12	$6.30	$4.32

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$1,055	$1,088	$807
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	0	0	0
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$1,055	$1,088	$807

Basic shares	148.1	172.6	186.6
Dilutive securities	0.9	1.0	1.0
Diluted shares	149.0	173.6	187.6
Diluted EPS	$7.08	$6.26	$4.30
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	0.5	1.6	2.7

18.	Shareholders' Equity

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

Share Repurchases

As of December 31, 2015, the Company's share repurchase authorization was $55 million. After additional repurchases in 2016, the Company exhausted its previous authorization to repurchase common shares on February 9, 2016. On February 24, 2016, the Board of Directors approved a $250 million share repurchase authorization. The Company expects to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including free funds available at the parent company, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. It does not have an expiration date.

Share Repurchases

Year	Number of Shares Repurchased	Total Payments (in millions)	Average Price Paid Per Share
2013	12,512,759	$264	$21.12
2014	24,413,781	$590	$24.17
2015	20,995,419	$555	$26.43
2016 (through February 9, 2016 on a settlement date basis)	2,258,602	$55	$24.37
Cumulative repurchases since the beginning of 2013	60,180,561	$1,464	$24.33

The 2013 share repurchases included 5.0 million common shares purchased on June 5, 2013 from funds associated with WL Ross & Co. LLC and its affiliates (collectively, the “WLR Funds”) and Wilbur L. Ross, Jr., a former director of the Company, for $109.7 million.

Deferred Compensation

Each of the Chief Executive Officer and the General Counsel of the Company has elected to invest a portion of his AGL supplemental employee retirement plan ("AGL SERP") account in the employer stock fund within the AGL SERP. Each unit in the employer stock fund represents the right to receive one AGL common share upon a distribution from the AGL SERP. Each unit equals the number of AGL common shares which could have been purchased with the value of the account deemed invested in the employer stock fund as of the date of such election. The election to invest in the employer stock fund is irrevocable (i.e., any portion of a AGL SERP account allocated to the employer stock fund and invested in units shall remain allocated to the employer stock fund until the participant receives a distribution from AGL SERP). At the same time such investment elections were made, the Company purchased AGL common shares and placed such shares in trust to be distributed to the Chief Executive Officer and the General Counsel upon a distribution from the AGL SERP in settlement of their units invested in the employer stock fund. As of December 31, 2015 and 2014, the Company had 320,193 and 320,193 shares, respectively, in the trust. The Company recorded the purchase of such shares in “deferred equity compensation” in the consolidated balance sheet.

Certain executives of the Company elected to invest a portion of their AGC SERP accounts in the employer stock fund in the AGC SERP. Each unit in the employer stock fund represents the right to receive one AGL common share upon a distribution from the AGC SERP. Each unit equals the number of AGL common shares which could have been purchased with the value of the account deemed invested in the employer stock fund as of the date of such election. As of December 31, 2015 and 2014, there were 74,309 and 74,309 units, respectively, in the AGC SERP. See Note 19, Employee Benefit Plans.

Dividends

Any determination to pay cash dividends is at the discretion of the Company's Board of Directors, and depends upon the Company's results of operations and operating cash flows, its financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and contractual restrictions on the payment of dividends, and any other factors the Company's Board of Directors deems relevant. For more information concerning regulatory constraints that affect the Company's ability to pay dividends, see Note 11, Insurance Company Regulatory Requirements.

On February 24, 2016, the Company declared a quarterly dividend of $0.13 per common share, an increase of 8% from a quarterly dividend of $0.12 per common share paid in 2015.

19.	Employee Benefit Plans

Accounting Policy

Share-based compensation expense is based on the grant date fair value using the grant date closing price, the lattice, Monte Carlo or Black-Scholes-Merton (“Black-Scholes”) pricing models. The Company amortizes the fair value of share-based awards on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods, with the exception of retirement‑eligible employees. For retirement-eligible employees, certain awards contain retirement provisions and therefore are amortized over the period through the date the employee first becomes eligible to retire and is no longer required to provide service to earn part or all of the award.

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

The Incentive Plan is administered by the Compensation Committee of the Board of Directors, except as otherwise determined by the Board. The Board may amend or terminate the Incentive Plan. As of December 31, 2015, 10,367,163 common shares were available for grant under the Incentive Plan.

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

Time Vested Stock Options

	Options for Common Shares	Weighted Average Exercise Price	Number of Exercisable Options
Balance as of December 31, 2014	2,802,853	$21.45	2,631,653
Options granted	—	—
Options exercised	(432,974)	20.12
Options forfeited/expired	(9,539)	20.76
Balance as of December 31, 2015	2,360,340	$21.73	2,275,096

As of December 31, 2015, the aggregate intrinsic value and weighted average remaining contractual term of stock options outstanding were $11 million and 2.2 years, respectively. As of December 31, 2015, the aggregate intrinsic value and weighted average remaining contractual term of exercisable stock options were $11 million and 2.1 years, respectively.

As of December 31, 2015 the total unrecognized compensation expense related to outstanding nonvested stock options was $342 thousand, which will be adjusted in the future for the difference between estimated and actual forfeitures. The Company expects to recognize that expense over the weighted average remaining service period of 0.9 years.

Lattice Option Pricing
Weighted Average Assumptions (1)

	2014	2013
Dividend yield	2.03%	2.07%
Expected volatility	53.24%	53.41%
Risk free interest rate	2.21%	1.35%
Expected life	6.6 years	6.6 years
Forfeiture rate	3.5%	4.5%
Weighted average grant date fair value	$10.35	$8.94
____________________

(1)	No options were granted in 2015.

The Company uses a lattice model to value its employee and director stock options, rather than a simple Black-Scholes formula. The Black-Scholes approach is designed for options exercisable only at maturity (European style), but can still be used to value options exercisable at any time after they vest (“American style”) as long as no dividend payments are being made on the stock.  A lattice model can be used for both European and American style options and regardless of whether or not the stock is paying regular dividends. Because the options the Company has granted to its employees and directors are American style and because the Company pays regular dividends on its stock, the Company has selected a lattice model as the appropriate method to value these options.

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

The total intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 was $2.8 million, $3.0 million and $7.5 million, respectively. During the years ended December 31, 2015, 2014 and 2013, $4.9 million, $4.3 million and $2.6 million, respectively, was received from the exercise of stock options. In order to satisfy stock option exercises, the Company issues new shares.

Performance Stock Options

The Company grants performance stock options under the Incentive Plan. These awards are non-qualified stock options with exercise prices equal to the closing price of an AGL common share on the applicable date of grant. These awards vest 35%, 50% or 100%, if the price of AGL's common shares using the highest 40-day average share price during the relevant three-year performance period reaches certain hurdles. If the share price is between the specified levels, the vesting level will be interpolated accordingly. These awards expire seven years from the date of grant.

Performance Stock Options

	Options for Common Shares	Weighted Average Exercise Price	Number of Exercisable Options
Balance as of December 31, 2014	246,879	$17.97	0
Options granted	—	—
Options exercised	(7,342)	17.44
Options forfeited/expired	—	—
Balance as of December 31, 2015	239,537	$17.92	166,897

As of December 31, 2015, the aggregate intrinsic value and weighted average remaining contractual term of performance stock options outstanding were $1.9 million and 3.4 years, respectively. As of December 31, 2015, the aggregate intrinsic value and weighted average remaining contractual term of exercisable performance stock options were $1.5 million and 3.1 years, respectively.

As of December 31, 2015 the total unrecognized compensation expense related to outstanding nonvested performance stock options was $17 thousand, which will be adjusted in the future for the difference between estimated and actual forfeitures. The Company expects to recognize that expense over the weighted average remaining service period of 0.1 years.

Monte Carlo and Lattice Option Pricing
Weighted Average Assumptions (1)

2013
Dividend yield	2.07%
Expected volatility	53.5%
Risk free interest rate	1.36%
Expected life	6.3 years
Forfeiture rate	4.5%
Weighted average grant date fair value	$8.17
____________________

(1)	No options were granted in neither 2015 nor 2014.

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

The total intrinsic value of performance stock options exercised during the year ended December 31, 2015 was $75 thousand. During the year ended December 31, 2015, $98 thousand was received from the exercise of performance stock options. In order to satisfy stock option exercises, the Company issues new shares.

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

Restricted Stock Award Activity

Nonvested Shares	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2014	43,577	$23.98
Granted	62,145	25.67
Vested	(43,577)	23.98
Forfeited	—	—
Nonvested at December 31, 2015	62,145	$25.67

As of December 31, 2015 the total unrecognized compensation cost related to outstanding nonvested restricted stock awards was $0.7 million, which the Company expects to recognize over the weighted‑average remaining service period of 0.5 years. The total fair value of shares vested during the years ended December 31, 2015, 2014 and 2013 was $1 million, $1 million and $1 million, respectively.

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

Restricted Stock Unit Activity
(Excluding Dividend Equivalents)

Nonvested Stock Units	Number of Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2014	691,303	$19.23
Granted	320,983	25.23
Delivered	(321,210)	16.96
Forfeited	(1,795)	21.73
Nonvested at December 31, 2015	689,281	$23.23

As of December 31, 2015, the total unrecognized compensation cost related to outstanding nonvested restricted stock units was $8.4 million, which the Company expects to recognize over the weighted‑average remaining service period of 1.8 years. The total fair value of restricted stock units delivered during the years ended December 31, 2015, 2014 and 2013 was $6 million, $5 million and $5 million, respectively.

Performance Restricted Stock Units

The Company has granted performance restricted stock units under the Incentive Plan. These awards vest 35%, 50%, 100%, or 200%, if the price of AGL's common shares using the highest 40-day average share price during the relevant three-year performance period reaches certain hurdles. If the share price is between the specified levels, the vesting level will be interpolated accordingly.
Performance Restricted Stock Unit Activity

Performance Restricted Stock Units	Number of Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2014	423,302	$26.72
Granted	200,353	28.31
Delivered	(215,395)	27.39
Forfeited	—	—
Nonvested at December 31, 2015	408,260	$27.32

As of December 31, 2015, the total unrecognized compensation cost related to outstanding nonvested performance share units was $5.7 million, which the Company expects to recognize over the weighted‑average remaining service period of 1.8 years. The total fair value of performance restricted stock units delivered during the year ended December 31, 2015 was $6 million.

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

Stock Purchase Plan

	Year Ended December 31,
	2015	2014	2013
	(dollars in millions)
Proceeds from purchase of shares by employees	$0.8	$0.9	$0.9
Number of shares issued by the Company	38,565	43,273	57,980
Recorded in share-based compensation, net of deferral	$0.2	$0.2	$0.3

Share‑Based Compensation Expense

The following table presents stock based compensation costs and the effect of deferring such costs as policy acquisition costs, pre-tax. Amortization of previously deferred stock compensation costs is not shown in the table below.

Share‑Based Compensation Expense Summary

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Share‑based compensation expense	$10	$10	$8
Share‑based compensation capitalized as DAC	0.5	0.3	0.2
Income tax benefit	2	2	2

Defined Contribution Plan

The Company maintains a savings incentive plan, which is qualified under Section 401(a) of the Internal Revenue Code for U.S. employees. The savings incentive plan is available to eligible full-time employees upon hire. Eligible participants could contribute a percentage of their salary subject to a maximum of $18,000 for 2015. Contributions are matched by the Company at a rate of 100% up to 6% of participant's compensation, subject to IRS limitations. Any amounts over the IRS limits are contributed to and matched by the Company into a nonqualified supplemental executive retirement plan for employees eligible to participate in such nonqualified plan. The Company also makes a core contribution of 6% of the participant's compensation to the qualified plan, subject to IRS limitations, and the nonqualified supplemental executive retirement plan for eligible employees, regardless of whether the employee contributes to the plan(s). Employees become fully vested in Company contributions after one year of service, as defined in the plan. Plan eligibility is immediate upon hire. The Company also maintains similar non-qualified plans for non-U.S. employees.

The Company recognized defined contribution expenses of $10 million, $11 million and $10 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Cash-Based Compensation Plans

The Company maintains a Performance Retention Plan (“PRP”) that permits the grant of deferred cash based awards to selected employees. Generally, each PRP award is divided into three installments that vest over four years. The cash payment depends on growth in adjusted book value per share and on operating return on equity, which are defined in each PRP award agreement. The Company recognized performance retention plan expenses of $11 million, $15 million and $17 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company’s executive officers are eligible to receive compensation under a non-equity incentive plan. The amount of compensation payable is subject to a performance goal being met. The Compensation Committee then uses discretion to determine the actual amount of cash incentive compensation payable to each executive officer for such performance year based on factors and criteria as determined by the Compensation Committee, provided that such discretion cannot be used to increase the amount that was determined to be payable to each executive officer. For an applicable performance year, the Compensation Committee establishes target financial performance measures for the Company and individual non-financial objectives for the executive officers.

20.	Other Comprehensive Income

The following tables present the changes in each component of AOCI and the effect of significant reclassifications out of AOCI on the respective line items in net income.

Changes in Accumulated Other Comprehensive Income by Component
Year Ended December 31, 2015

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2014	$367	$4	$(10)	$9	$370
Other comprehensive income (loss) before reclassifications	(93)	(43)	(6)	—	(142)
Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(11)	37	—	—	26
Net investment income	(9)	—	—	—	(9)
Interest expense	—	—	—	(1)	(1)
Total before tax	(20)	37	—	(1)	16
Tax (provision) benefit	6	(13)	—	0	(7)
Total amount reclassified from AOCI, net of tax	(14)	24	—	(1)	9
Net current period other comprehensive income (loss)	(107)	(19)	(6)	(1)	(133)
Balance, December 31, 2015	$260	$(15)	$(16)	$8	$237

Changes in Accumulated Other Comprehensive Income by Component
Year Ended December 31, 2014

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2013	$178	$(24)	$(3)	$9	$160
Other comprehensive income (loss) before reclassifications	196	(20)	(7)	—	169
Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(12)	74	—	—	62
Interest expense	—	—	—	0	0
Total before tax	(12)	74	—	0	62
Tax (provision) benefit	5	(26)	—	0	(21)
Total amount reclassified from AOCI, net of tax	(7)	48	—	0	41
Net current period other comprehensive income (loss)	189	28	(7)	0	210
Balance, December 31, 2014	$367	$4	$(10)	$9	$370
Changes in Accumulated Other Comprehensive Income by Component
Year Ended December 31, 2013

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2012	$517	$(5)	$(6)	$9	$515
Other comprehensive income (loss) before reclassifications	(309)	(35)	3	—	(341)
Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(43)	24	—	—	(19)
Interest expense	—	—	—	(1)	(1)
Total before tax	(43)	24	—	(1)	(20)
Tax (provision) benefit	13	(8)	—	1	6
Total amount reclassified from AOCI, net of tax	(30)	16	—	0	(14)
Net current period other comprehensive income (loss)	(339)	(19)	3	0	(355)
Balance, December 31, 2013	$178	$(24)	$(3)	$9	$160

21.	Subsidiary Information

The following tables present the condensed consolidating financial information for AGUS and AGMH, 100%-owned subsidiaries of AGL, which have issued publicly traded debt securities (see Note 16, Long Term Debt and Credit Facilities). The information for AGL, AGUS and AGMH presents its subsidiaries on the equity method of accounting.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2015
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$10	$156	$22	$11,530	$(360)	$11,358
Investment in subsidiaries	5,961	5,569	4,081	377	(15,988)	—
Premiums receivable, net of commissions payable	—	—	—	833	(140)	693
Ceded unearned premium reserve	—	—	—	1,266	(1,034)	232
Deferred acquisition costs	—	—	—	176	(62)	114
Reinsurance recoverable on unpaid losses	—	—	—	467	(398)	69
Credit derivative assets	—	—	—	207	(126)	81
Deferred tax asset, net	—	52	—	357	(133)	276
Intercompany receivable	—	—	—	90	(90)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	1,261	—	1,261
Other	98	29	26	571	(264)	460
TOTAL ASSETS	$6,069	$5,806	$4,129	$17,135	$(18,595)	$14,544
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$5,143	$(1,147)	$3,996
Loss and LAE reserve	—	—	—	1,537	(470)	1,067
Long-term debt	—	842	445	13	—	1,300
Intercompany payable	—	90	—	300	(390)	—
Credit derivative liabilities	—	—	—	572	(126)	446
Deferred tax liabilities, net	—	—	91	—	(91)	—
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	1,349	—	1,349
Other	6	82	15	622	(402)	323
TOTAL LIABILITIES	6	1,014	551	9,536	(2,626)	8,481
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO ASSURED GUARANTY LTD.	6,063	4,792	3,578	7,222	(15,592)	6,063
Noncontrolling interest	—	—	—	377	(377)	—
TOTAL SHAREHOLDERS’ EQUITY	6,063	4,792	3,578	7,599	(15,969)	6,063
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,069	$5,806	$4,129	$17,135	$(18,595)	$14,544

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2014
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$126	$204	$47	$11,382	$(300)	$11,459
Investment in subsidiaries	5,612	5,072	3,965	339	(14,988)	—
Premiums receivable, net of commissions payable	—	—	—	864	(135)	729
Ceded unearned premium reserve	—	—	—	1,469	(1,088)	381
Deferred acquisition costs	—	—	—	186	(65)	121
Reinsurance recoverable on unpaid losses	—	—	—	338	(260)	78
Credit derivative assets	—	—	—	277	(209)	68
Deferred tax asset, net	—	54	—	295	(89)	260
Intercompany receivable	—	—	—	90	(90)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	1,402	—	1,402
Other	27	71	27	538	(242)	421
TOTAL ASSETS	$5,765	$5,401	$4,039	$17,180	$(17,466)	$14,919
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$5,328	$(1,067)	$4,261
Loss and LAE reserve	—	—	—	1,066	(267)	799
Long-term debt	—	841	437	19	—	1,297
Intercompany payable	—	90	—	300	(390)	—
Credit derivative liabilities	—	—	—	1,172	(209)	963
Deferred tax liabilities, net	—	—	94	—	(94)	—
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	1,419	—	1,419
Other	7	9	16	764	(374)	422
TOTAL LIABILITIES	7	940	547	10,068	(2,401)	9,161
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO ASSURED GUARANTY LTD.	5,758	4,461	3,492	6,773	(14,726)	5,758
Noncontrolling interest	—	—	—	339	(339)	—
TOTAL SHAREHOLDERS’ EQUITY	5,758	4,461	3,492	7,112	(15,065)	5,758
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,765	$5,401	$4,039	$17,180	$(17,466)	$14,919

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2015
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$783	$(17)	$766
Net investment income	0	1	0	432	(10)	423
Net realized investment gains (losses)	0	0	1	(19)	(8)	(26)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	(18)	0	(18)
Net unrealized gains (losses)	—	—	—	773	(27)	746
Net change in fair value of credit derivatives	—	—	—	755	(27)	728
Bargain purchase gain and settlement of pre-existing relationships	—	—	—	54	160	214
Other	0	0	—	102	0	102
TOTAL REVENUES	0	1	1	2,107	98	2,207
EXPENSES
Loss and LAE	—	—	—	434	(10)	424
Amortization of deferred acquisition costs	—	—	—	29	(9)	20
Interest expense	—	52	54	14	(19)	101
Other operating expenses	30	1	1	202	(3)	231
TOTAL EXPENSES	30	53	55	679	(41)	776
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(30)	(52)	(54)	1,428	139	1,431
Total (provision) benefit for income taxes	—	18	19	(365)	(47)	(375)
Equity in net earnings of subsidiaries	1,086	923	468	39	(2,516)	—
NET INCOME (LOSS)	1,056	889	433	1,102	(2,424)	1,056
Less: noncontrolling interest	—	—	—	39	(39)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$1,056	$889	$433	$1,063	$(2,385)	$1,056

COMPREHENSIVE INCOME (LOSS)	$923	$787	$359	$967	$(2,113)	$923

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2014
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$566	$4	$570
Net investment income	0	0	1	412	(10)	403
Net realized investment gains (losses)	0	0	0	(58)	(2)	(60)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	23	—	23
Net unrealized gains (losses)	—	—	—	800	—	800
Net change in fair value of credit derivatives	—	—	—	823	—	823
Other	—	—	—	259	(1)	258
TOTAL REVENUES	0	0	1	2,002	(9)	1,994
EXPENSES
Loss and LAE	—	—	—	122	4	126
Amortization of deferred acquisition costs	—	—	—	33	(8)	25
Interest expense	—	40	54	16	(18)	92
Other operating expenses	31	1	1	195	(8)	220
TOTAL EXPENSES	31	41	55	366	(30)	463
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(31)	(41)	(54)	1,636	21	1,531
Total (provision) benefit for income taxes	—	14	19	(469)	(7)	(443)
Equity in net earnings of subsidiaries	1,119	983	513	32	(2,647)	—
NET INCOME (LOSS)	1,088	956	478	1,199	(2,633)	1,088
Less: noncontrolling interest	—	—	—	32	(32)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$1,088	$956	$478	$1,167	$(2,601)	$1,088

COMPREHENSIVE INCOME (LOSS)	$1,298	$1,114	$577	$1,570	$(3,261)	$1,298

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2013
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$740	$12	$752
Net investment income	0	0	1	408	(16)	393
Net realized investment gains (losses)	0	0	0	87	(35)	52
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	(42)	—	(42)
Net unrealized gains (losses)	—	—	—	107	—	107
Net change in fair value of credit derivatives	—	—	—	65	—	65
Other	—	—	—	348	(2)	346
TOTAL REVENUES	0	0	1	1,648	(41)	1,608
EXPENSES
Loss and LAE	—	—	—	144	10	154
Amortization of deferred acquisition costs	—	—	—	12	0	12
Interest expense	—	28	54	20	(20)	82
Other operating expenses	22	1	1	199	(5)	218
TOTAL EXPENSES	22	29	55	375	(15)	466
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(22)	(29)	(54)	1,273	(26)	1,142
Total (provision) benefit for income taxes	—	9	17	(387)	27	(334)
Equity in net earnings of subsidiaries	830	768	701	19	(2,318)	—
NET INCOME (LOSS)	808	748	664	905	(2,317)	808
Less: noncontrolling interest	—	—	—	19	(19)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$808	$748	$664	$886	$(2,298)	$808

COMPREHENSIVE INCOME (LOSS)	$453	$522	$515	$309	$(1,346)	$453

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2015
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$513	$408	$185	$52	$(1,210)	$(52)
Cash flows from investing activities
Fixed-maturity securities:
Purchases	—	(72)	(21)	(2,550)	66	(2,577)
Sales	—	177	30	1,900	—	2,107
Maturities	—	9	—	889	—	898
Sales (purchases) of short-term investments, net	116	33	19	729	—	897
Net proceeds from financial guaranty variable entities’ assets	—	—	—	400	—	400
Intercompany debt	—	—	—	—	—	—
Investment in subsidiary	—	—	25	—	(25)	—
Acquisition of Radian Asset, net of cash acquired	—	—	—	(800)	—	(800)
Other	—	(5)	—	74	—	69
Net cash flows provided by (used in) investing activities	116	142	53	642	41	994
Cash flows from financing activities
Return of capital	—	—	—	(25)	25	—
Capital contribution from parent	—	—	—	—	—	—
Dividends paid	(72)	(455)	(234)	(455)	1,144	(72)
Repurchases of common stock	(555)	—	—	—	—	(555)
Share activity under option and incentive plans	(2)	—	—	—	—	(2)
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(214)	—	(214)
Net proceeds from issuance of long-term debt	—	—	—	—	—	—
Payment of long-term debt	—	—	—	(4)	—	(4)
Intercompany debt	—	—	—	—	—	—
Net cash flows provided by (used in) financing activities	(629)	(455)	(234)	(698)	1,169	(847)
Effect of exchange rate changes	—	—	—	(4)	—	(4)
Increase (decrease) in cash	—	95	4	(8)	—	91
Cash at beginning of period	0	0	4	71	—	75
Cash at end of period	$0	$95	$8	$63	$—	$166

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2014
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$758	$223	$144	$663	$(1,211)	$577
Cash flows from investing activities
Fixed-maturity securities:
Purchases	—	(540)	(8)	(2,253)	—	(2,801)
Sales	—	464	10	777	—	1,251
Maturities	—	6	1	870	—	877
Sales (purchases) of short-term investments, net	(93)	(15)	(3)	269	—	158
Net proceeds from financial guaranty variable entities’ assets	—	—	—	408	—	408
Intercompany debt	—	—	—	—	—	—
Investment in subsidiary	—	—	50	—	(50)	—
Other	—	—	—	11	—	11
Net cash flows provided by (used in) investing activities	(93)	(85)	50	82	(50)	(96)
Cash flows from financing activities						—
Return of capital	—	—	—	(50)	50	—
Capital contribution from parent	—	—	—	—	—	—
Dividends paid	(76)	(700)	(190)	(321)	1,211	(76)
Repurchases of common stock	(590)	—	—	—	—	(590)
Share activity under option and incentive plans	1	—	—	—	—	1
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(396)	—	(396)
Net proceeds from issuance of long-term debt	—	495	—	—	—	495
Payment of long-term debt	—	—	—	(19)	—	(19)
Intercompany debt	—	—	—	—	—	—
Net cash flows provided by (used in) financing activities	(665)	(205)	(190)	(786)	1,261	(585)
Effect of exchange rate changes	—	—	—	(5)	—	(5)
Increase (decrease) in cash	—	(67)	4	(46)	—	(109)
Cash at beginning of period	0	67	0	117	—	184
Cash at end of period	$0	$0	$4	$71	$—	$75

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2013
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$128	$178	$133	$347	$(542)	$244
Cash flows from investing activities
Fixed-maturity securities:
Purchases	—	(93)	(26)	(1,832)	65	(1,886)
Sales	176	1	25	892	(65)	1,029
Maturities	29	3	2	849	—	883
Sales (purchases) of short-term investments, net	7	(28)	(15)	(51)	—	(87)
Net proceeds from financial guaranty variable entities’ assets	—	—	—	663	—	663
Intercompany debt	—	—	—	7	(7)	—
Investment in subsidiary	—	0	49	—	(49)	—
Other	—	—	—	79	—	79
Net cash flows provided by (used in) investing activities	212	(117)	35	607	(56)	681
Cash flows from financing activities
Return of capital	—	—	—	(50)	50	—
Capital contribution from parent	—	—	—	1	(1)	—
Dividends paid	(75)	—	(168)	(374)	542	(75)
Repurchases of common stock	(264)	—	—	—	—	(264)
Share activity under option and incentive plans	(1)	—	—	—	—	(1)
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(511)	—	(511)
Payment of long-term debt	—	—	—	(27)	—	(27)
Intercompany debt	—	(7)	—	—	7	—
Net cash flows provided by (used in) financing activities	(340)	(7)	(168)	(961)	598	(878)
Effect of exchange rate changes	—	—	—	(1)	—	(1)
Increase (decrease) in cash	0	54	—	(8)	—	46
Cash at beginning of period	—	13	0	125	—	138
Cash at end of period	$0	$67	$0	$117	$—	$184

22.	Quarterly Financial Information (Unaudited)

A summary of selected quarterly information follows:

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(dollars in millions, except per share data)
Revenues
Net earned premiums	$142	$219	$213	$192	$766
Net investment income	101	98	112	112	423
Net realized investment gains (losses)	16	(9)	(27)	(6)	(26)
Net change in fair value of credit derivatives	124	90	86	428	728
Fair value gains (losses) on CCS	2	23	(15)	17	27
Fair value gains (losses) on FG VIEs	(7)	5	2	38	38
Bargain purchase gain and settlement of pre-existing relationships	—	214	—	—	214
Other income (loss)	(9)	55	(3)	(6)	37
Expenses
Loss and LAE	18	188	112	106	424
Amortization of DAC	4	6	5	5	20
Interest expense	25	26	25	25	101
Other operating expenses	56	66	54	55	231
Income (loss) before provision for income taxes	266	409	172	584	1,431
Provision (benefit) for income taxes	65	112	43	155	375
Net income (loss)	201	297	129	429	1,056
Earnings (loss) per share(1):
Basic	$1.29	$1.97	$0.88	$3.05	$7.12
Diluted	$1.28	$1.96	$0.88	$3.03	$7.08
Dividends per share	$0.12	$0.12	$0.12	$0.12	$0.48

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(dollars in millions, except per share data)
Revenues
Net earned premiums	$132	$136	$144	$158	$570
Net investment income	103	96	102	102	403
Net realized investment gains (losses)	2	(8)	(19)	(35)	(60)
Net change in fair value of credit derivatives	(211)	103	255	676	823
Fair value gains (losses) on CCS	(9)	(6)	4	—	(11)
Fair value gains (losses) on FG VIEs	157	25	50	23	255
Bargain purchase gain and settlement of pre-existing relationships	—	—	—	—	—
Other income (loss)	21	7	(11)	(3)	14
Expenses
Loss and LAE	41	57	(44)	72	126
Amortization of DAC	5	3	4	13	25
Interest expense	20	20	27	25	92
Other operating expenses	60	55	50	55	220
Income (loss) before provision for income taxes	69	218	488	756	1,531
Provision (benefit) for income taxes	27	59	133	224	443
Net income (loss)	42	159	355	532	1,088
Earnings (loss) per share(1):
Basic	$0.23	$0.89	$2.10	$3.30	$6.30
Diluted	$0.23	$0.89	$2.09	$3.28	$6.26
Dividends per share	$0.11	$0.11	$0.11	$0.11	$0.44
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
There has been no change in the Company's internal controls over financial reporting during the Company's quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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
On April 1, 2015 the Company acquired Radian Asset. See Note 2, Acquisition of Radian Asset Assurance Inc., of the Financial Statements and Supplementary Data, for additional information.The Company has extended its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include Radian Asset. The Company integrated Radian Asset’s financial data into the Company’s existing systems, processes and related controls, and introduced new processes and controls to accommodate the business combination accounting and financial consolidation of Radian Asset.
Management of the Company has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2015 based on criteria in the 2013 Internal Control- Integrated Framework issued by the COSO.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their "Report of Independent Registered Public Accounting Firm" included in Item 8. Financial Statements and Supplementary Data.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information pertaining to this item is incorporated by reference to the sections entitled “Proposal No. 1: Election of Directors”, “Corporate Governance—Did Our Insiders Comply with Section 16(a) Beneficial Ownership Reporting in 2015?”, “Corporate Governance—How Are Directors nominated?” and “Corporate Governance—The Committees of the Board—The Audit Committee” of the definitive proxy statement for the Annual General Meeting of Shareholders, which involves the election of directors and will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

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
This item is incorporated by reference to the section entitled “Proposal No. 3: Appointment of Independent Auditors—Independent Auditor Fee Information” and “Proposal No. 3: Appointment of Independent Auditors—Pre-Approval Policy of Audit and Non-Audit Services” of the definitive proxy statement for the Annual General Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

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

10.5	Purchase Agreement among Dexia Holdings Inc., Dexia Crédit Local S.A. and the Company dated as of November 14, 2008 (Incorporated by reference to Exhibit 99.1 to Form 8-K filed on November 17, 2008)
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

Exhibit Number	Description of Document
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
10.44
Stock Purchase Agreement, dated as of December 22, 2014, between Assured Guaranty Corp. and Radian Guaranty Inc. (Incorporated by reference to Exhibit 10.44 to Form 10-K for the year ended December 31, 2014)

10.45	Summary of Annual Compensation*
10.46	Director Compensation Summary (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2015)*

Exhibit Number	Description of Document
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
10.63
2014 Restricted Stock Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended June 30, 2014)*

10.64
Form of Restricted Stock Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan, as in effect for awards commencing in 2015 (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2015)*

10.65
2013 Form of Executive Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2013)*

10.66
2014 Form of Executive Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2014)*

10.67
Form of Executive Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan, as in effect for awards commencing in 2015 (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2015)*

10.68
2013 Form of Executive Performance-Based Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2013)*

Exhibit Number	Description of Document
10.69
2014 Form of Executive Performance-Based Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2014)*

10.70
2015 Form of Executive Performance-Based Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2015)*

10.71	First Amendment to the Restricted Stock Unit Agreement for Outside Directors (Incorporated by reference to Exhibit 10.106 to Form 10-K for the year ended December 31, 2012)*
10.72	Assured Guaranty Ltd. Employee Stock Purchase Plan, as amended through the second amendment (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2013)*
10.73
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
10.75
Terms of Performance Retention Award Four Year Installment Vesting Granted on February 9, 2012 for participants Subject to $1 million Limit (Incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2012)*

10.76
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

10.78	Assured Guaranty Ltd. Executive Severance Plan (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2012)*
10.79	Form of Acknowledgement Letter for Participants in Assured Guaranty Ltd. Executive Severance Plan (Incorporated by reference to Exhibit 10.11 to Form 10-Q for the quarter ended March 31, 2012)*
10.80	Assured Guaranty Ltd. Perquisite Policy (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2012)*
10.81	Form of Indemnification Agreement between the Company and its executive officers and directors (Incorporated by reference to Exhibit 10.42 to Form 10-K for the year ended December 31, 2005)*
10.82	Assured Guaranty Ltd. Executive Officer Recoupment Policy (Incorporated by reference to Exhibit 10.69 to Form 10-K for the year ended December 31, 2008)*
10.83	Form of Acknowledgement of Assured Guaranty Ltd. Executive Officer Recoupment Policy (Incorporated by reference to Exhibit 10.70 to Form 10-K for the year ended December 31, 2008)*
10.84	Amended and Restated Assured Guaranty Ltd. Executive Officer Recoupment Policy (amended and restated effective November 3, 2015)*
10.85	Form of Acknowledgement of Amended and Restated Assured Guaranty Ltd. Executive Officer Recoupment Policy*
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

Exhibit Number	Description of Document
10.91	Separation Agreement, dated February 4, 2015, between Robert B. Mills and the Registrant (Incorporated by reference to Exhibit 10.91 to Form 10-K for the year ended December 31, 2014)*
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of the Registrant
23.1	Accountants Consent
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑ Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑ Oxley Act of 2002
101.1
The following financial information from Registrant's Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language) interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2015 and 2014; (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2015, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Assured Guaranty Ltd.

By:	/s/ Dominic J. Frederico Name: Dominic J. Frederico Title: President and Chief Executive Officer
Date: February 26, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Francisco L. Borges Francisco L. Borges	Chairman of the Board; Director	February 26, 2016

/s/ Dominic J. Frederico Dominic J. Frederico	President and Chief Executive Officer; Director	February 26, 2016

/s/ Robert A. Bailenson Robert A. Bailenson	Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)	February 26, 2016

/s/ G. Lawrence Buhl G. Lawrence Buhl	Director	February 26, 2016

/s/ Stephen A. Cozen Stephen A. Cozen	Director	February 26, 2016

/s/ Bonnie L. Howard Bonnie L. Howard	Director	February 26, 2016

/s/ Thomas W. Jones Thomas W. Jones	Director	February 26, 2016

/s/ Patrick W. Kenny Patrick W. Kenny	Director	February 26, 2016

/s/ Alan J. Kreczko Alan J. Kreczko	Director	February 26, 2016

/s/ Simon W. Leathes Simon W. Leathes	Director	February 26, 2016

/s/ Michael T. O'Kane Michael T. O'Kane	Director	February 26, 2016

/s/ Yukiko Omura Yukiko Omura	Director	February 26, 2016