Form 10-Q
period 2016-03-31
ASSURED GUARANTY LTD
filed 2016-05-05
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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
The number of registrant’s Common Shares ($0.01 par value) outstanding as of May 2, 2016 was 134,357,143 (includes 62,145 unvested restricted shares).

ASSURED GUARANTY LTD.

PART I.    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Assured Guaranty Ltd.

Consolidated Balance Sheets (unaudited)

(dollars in millions except per share and share amounts)

	As of March 31, 2016	As of December 31, 2015
Assets
Investment portfolio:
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $10,123 and $10,275)	$10,588	$10,627
Short-term investments, at fair value	459	396
Other invested assets	167	169
Total investment portfolio	11,214	11,192
Cash	112	166
Premiums receivable, net of commissions payable	662	693
Ceded unearned premium reserve	236	232
Deferred acquisition costs	113	114
Reinsurance recoverable on unpaid losses	72	69
Salvage and subrogation recoverable	206	126
Credit derivative assets	55	81
Deferred tax asset, net	278	276
Current income tax receivable	11	40
Financial guaranty variable interest entities’ assets, at fair value	1,191	1,261
Other assets	302	294
Total assets	$14,452	$14,544
Liabilities and shareholders’ equity
Unearned premium reserve	$3,810	$3,996
Loss and loss adjustment expense reserve	1,112	1,067
Reinsurance balances payable, net	58	51
Long-term debt	1,302	1,300
Credit derivative liabilities	489	446
Financial guaranty variable interest entities’ liabilities with recourse, at fair value	1,165	1,225
Financial guaranty variable interest entities’ liabilities without recourse, at fair value	119	124
Other liabilities	284	272
Total liabilities	8,339	8,481
Commitments and contingencies (See Note 14)
Common stock ($0.01 par value, 500,000,000 shares authorized; 135,083,637 and 137,928,552 shares issued and outstanding)	1	1
Additional paid-in capital	1,269	1,342
Retained earnings	4,519	4,478
Accumulated other comprehensive income, net of tax of $127 and $104	319	237
Deferred equity compensation (320,193 and 320,193 shares)	5	5
Total shareholders’ equity	6,113	6,063
Total liabilities and shareholders’ equity	$14,452	$14,544

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Operations (unaudited)

(dollars in millions except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues
Net earned premiums	$183	$142
Net investment income	99	101
Net realized investment gains (losses):
Other-than-temporary impairment losses	(20)	(5)
Less: portion of other-than-temporary impairment loss recognized in other comprehensive income	(4)	2
Net impairment loss	(16)	(7)
Other net realized investment gains (losses)	3	23
Net realized investment gains (losses)	(13)	16
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	8	21
Net unrealized gains (losses)	(68)	103
Net change in fair value of credit derivatives	(60)	124
Fair value gains (losses) on committed capital securities	(16)	2
Fair value gains (losses) on financial guaranty variable interest entities	18	(7)
Other income (loss)	34	(9)
Total revenues	245	369
Expenses
Loss and loss adjustment expenses	90	18
Amortization of deferred acquisition costs	4	4
Interest expense	26	25
Other operating expenses	60	56
Total expenses	180	103
Income (loss) before income taxes	65	266
Provision (benefit) for income taxes
Current	30	13
Deferred	(24)	52
Total provision (benefit) for income taxes	6	65
Net income (loss)	$59	$201

Earnings per share:
Basic	$0.43	$1.29
Diluted	$0.43	$1.28
Dividends per share	$0.13	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Comprehensive Income (unaudited)

(in millions)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$59	$201
Unrealized holding gains (losses) arising during the period on:
Investments with no other-than-temporary impairment, net of tax provision (benefit) of $31, and $1	95	18
Investments with other-than-temporary impairment, net of tax provision (benefit) of $(10) and $(2)	(17)	(2)
Unrealized holding gains (losses) arising during the period, net of tax	78	16
Less: reclassification adjustment for gains (losses) included in net income (loss), net of tax provision (benefit) of $(4) and $6	(6)	10
Change in net unrealized gains on investments	84	6
Other, net of tax provision	(2)	(6)
Other comprehensive income (loss)	$82	$0
Comprehensive income (loss)	$141	$201

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statement of Shareholders’ Equity (unaudited)

For the Three Months Ended March 31, 2016

(dollars in millions, except share data)

	Common Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity
Balance at December 31, 2015	137,928,552	$1	$1,342	$4,478	$237	$5	$6,063
Net income	—	—	—	59	—	—	59
Dividends ($0.13 per share)	—	—	—	(18)	—	—	(18)
Common stock repurchases	(3,038,928)	0	(75)	—	—	—	(75)
Share-based compensation and other	194,013	0	2	—	—	—	2
Other comprehensive income	—	—	—	—	82	—	82
Balance at March 31, 2016	135,083,637	$1	$1,269	$4,519	$319	$5	$6,113

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Cash Flows (unaudited)

(in millions)

	Three Months Ended March 31,
	2016	2015
Net cash flows provided by (used in) operating activities	$(90)	$23
Investing activities
Fixed-maturity securities:
Purchases	(296)	(448)
Sales	162	841
Maturities	301	155
Net sales (purchases) of short-term investments	(63)	420
Net proceeds from paydowns on financial guaranty variable interest entities’ assets	66	30
Other	2	3
Net cash flows provided by (used in) investing activities	172	1,001
Financing activities
Dividends paid	(18)	(19)
Repurchases of common stock	(75)	(152)
Share activity under option and incentive plans	0	(5)
Net paydowns of financial guaranty variable interest entities’ liabilities	(42)	(39)
Repayment of long-term debt	0	(1)
Other	(1)	4
Net cash flows provided by (used in) financing activities	(136)	(212)
Effect of foreign exchange rate changes	0	(2)
Increase (decrease) in cash	(54)	810
Cash at beginning of period	166	75
Cash at end of period	$112	$885
Supplemental cash flow information
Cash paid (received) during the period for:
Income taxes	$1	$17
Interest	$7	$7
The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

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

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and, in the opinion of management, reflect all adjustments that are of a normal recurring nature, necessary for a fair statement of the financial condition, results of operations and cash flows of the Company and its consolidated variable interest entities (“VIEs”) for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited interim consolidated financial statements are as of March 31, 2016 and cover the three-month period ended March 31, 2016 ("First Quarter 2016") and the three-month period ended March 31, 2015 ("First Quarter 2015"). Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. The year-end balance sheet data was derived from audited financial statements.

The unaudited interim consolidated financial statements include the accounts of AGL, its direct and indirect subsidiaries (collectively, the “Subsidiaries”), and its consolidated VIEs. Intercompany accounts and transactions between and among all consolidated entities have been eliminated. Certain prior year balances have been reclassified to conform to the current year's presentation.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in AGL’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company's principal insurance company subsidiaries are:

•	Assured Guaranty Municipal Corp. ("AGM"), domiciled in New York;

•	Municipal Assurance Corp. ("MAC"), domiciled in New York;

•	Assured Guaranty Corp. ("AGC"), domiciled in Maryland;

•	Assured Guaranty (Europe) Ltd. ("AGE"), organized in the United Kingdom; and

•	Assured Guaranty Re Ltd. (“AG Re”), domiciled in Bermuda.

The Company’s organizational structure includes various holding companies, two of which - Assured Guaranty US Holdings Inc. (“AGUS”) and Assured Guaranty Municipal Holdings Inc. (“AGMH”) - have public debt outstanding. See Note 15, Long-Term Debt and Credit Facilities and Note 18, Subsidiary Information.

Future Application of Accounting Standards

Share-Based Payments

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur.  The ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and early adoption is permitted.  The Company is currently evaluating the effect of adopting this ASU on its Consolidated Financial Statements.

2.	Acquisitions

Consistent with one of its key business strategies of supplementing its book of business through acquisitions, the Company has acquired or agreed to acquire two financial guaranty companies within the last 12 months.

CIFG Holding Inc.

On April 12, 2016, AGC entered into an agreement and plan of merger to acquire CIFG Holding Inc. ("CIFG"), the parent of financial guaranty insurer CIFG Assurance North America, Inc. ("CIFG NA"). AGC expects to pay $450 million in cash to acquire CIFG, subject to adjustments as contemplated in the agreement, and the acquisition is expected to be completed mid-2016, subject to receipt of anti-trust and insurance regulatory approvals as well as satisfaction of customary closing conditions. CIFG’s stockholders have already approved the acquisition. As part of the transaction, CIFG NA will merge into AGC, which will be the surviving entity. As of December 31, 2015, CIFG had a consolidated insured portfolio of $5.6 billion of net par and approximately $637 million of consolidated qualified statutory capital.

Radian Asset Assurance Inc.

On April 1, 2015 (“Acquisition Date”), AGC completed the acquisition (“Radian Asset Acquisition”) of all of the issued and outstanding capital stock of financial guaranty insurer Radian Asset Assurance Inc. (“Radian Asset”) for $804.5 million. Radian Asset was merged with and into AGC, with AGC as the surviving company of the merger. The Radian Asset Acquisition added $13.6 billion to the Company's net par outstanding on April 1, 2015.

Please refer to Note 2, Acquisition of Radian Asset Assurance Inc., in Part II, Item 8. “Financial Statements and Supplementary Data” of AGL’s Annual Report on Form 10-K for the year ended December 31, 2015 for additional information on the acquisition of Radian Asset including the purchase price and the allocation of the purchase price to net assets acquired and the resulting bargain purchase gain and the gains on settlement of pre-existing relationships.

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

The Company periodically assesses the value of each rating assigned to each of its companies, and as a result of such assessment may request that a rating agency add or drop a rating from certain of its companies. For example, the Kroll Bond Rating Agency ("KBRA") ratings were first assigned to MAC in 2013 and to AGM in 2014 and the A.M. Best Company, Inc. ("Best") rating was first assigned to Assured Guaranty Re Overseas Ltd. ("AGRO") in 2015, while a Moody's Investors Service, Inc. ("Moody's") rating was never requested for MAC and was dropped from AG Re and AGRO in 2015.

In the last several years, Standard & Poor's Ratings Services ("S&P") and Moody's have changed, multiple times, their financial strength ratings of AGL's insurance subsidiaries, or changed the outlook on such ratings. More recently, KBRA and Best have assigned financial strength ratings to some of AGL's insurance subsidiaries. The rating agencies' most recent actions related to AGL's insurance subsidiaries are:

•
On December 8, 2015 Moody's published credit opinions maintaining its existing insurance financial strength ratings of A2 (stable outlook) on AGM and AGE and A3 (negative outlook) on AGC and AGC's subsidiary Assured Guaranty (UK) Ltd. ("AGUK"). Effective April 8, 2015, at the Company's request, Moody’s withdrew the financial strength ratings it had assigned to AG Re and AGRO.

•	On August 3, 2015 and December 10, 2015, KBRA affirmed the AA+ (stable outlook) financial strength ratings of MAC and AGM, respectively.

•	On June 29, 2015, S&P affirmed the AA (stable) financial strength ratings of all of AGL's insurance subsidiaries.

•	On May 5, 2015, Best assigned to AGRO a financial strength rating of A+ (Stable), which is their second highest rating.

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

•
BIG Category 2: Below-investment-grade transactions for which future losses are expected but for which no claims (other than liquidity claims, which are claims that the Company expects to be reimbursed within one year) have yet been paid.

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

Financial Guaranty
Debt Service Outstanding

	Gross Debt Service Outstanding		Net Debt Service Outstanding
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
	(in millions)
Public finance	$496,630	$515,494	$476,362	$494,426
Structured finance	42,012	43,976	40,037	41,915
Total financial guaranty	$538,642	$559,470	$516,399	$536,341

In addition to the amounts shown in the table above, the Company’s net mortgage guaranty insurance debt service was approximately $107 million as of March 31, 2016 and $102 million as of December 31, 2015, related to loans originated in Ireland. The increase in the net mortgage guaranty insurance debt service is due to exchange rate fluctuations.

Financial Guaranty Portfolio by Internal Rating
As of March 31, 2016

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$2,541	0.9%	$688	2.3%	$13,953	45.8%	$2,529	49.4%	$19,711	5.7%
AA	65,310	23.2	1,969	6.7	7,505	24.7	154	3.0	74,938	21.6
A	145,515	51.6	6,695	22.8	2,584	8.5	551	10.8	155,345	44.7
BBB	60,736	21.5	18,622	63.4	1,279	4.2	1,267	24.7	81,904	23.6
BIG	7,953	2.8	1,411	4.8	5,131	16.8	622	12.1	15,117	4.4
Total net par outstanding (1)	$282,055	100.0%	$29,385	100.0%	$30,452	100.0%	$5,123	100.0%	$347,015	100.0%
_____________________

(1)	Excludes $1.5 billion of loss mitigation securities insured and held by the Company as of March 31, 2016, which are primarily BIG.

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2015

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$3,053	1.1%	$709	2.4%	$14,366	45.2%	$2,709	50.6%	$20,837	5.8%
AA	69,274	23.7	2,017	6.8	7,934	25.0	177	3.3	79,402	22.1
A	157,440	53.9	6,765	22.9	2,486	7.8	555	10.3	167,246	46.7
BBB	54,315	18.6	18,708	63.2	1,515	4.8	1,365	25.5	75,903	21.2
BIG	7,784	2.7	1,378	4.7	5,469	17.2	552	10.3	15,183	4.2
Total net par outstanding (1)	$291,866	100.0%	$29,577	100.0%	$31,770	100.0%	$5,358	100.0%	$358,571	100.0%
_____________________

(1)	Excludes $1.5 billion of loss mitigation securities insured and held by the Company as of December 31, 2015, which are primarily BIG.

In addition to amounts shown in the tables above, the Company had outstanding commitments to provide guaranties of $240 million for public finance obligations as of March 31, 2016. The expiration dates for the public finance commitments range between April 1, 2016 and February 25, 2017, with $66 million expiring prior to the date of this filing and an additional $110 million expiring prior to December 31, 2016. The commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Components of BIG Portfolio

Components of BIG Net Par Outstanding
(Insurance and Credit Derivative Form)
As of March 31, 2016

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
U.S. public finance	$4,608	$3,191	$154	$7,953	$282,055
Non-U.S. public finance	882	529	—	1,411	29,385
Structured finance:
First lien U.S. residential mortgage-backed securities ("RMBS"):
Prime first lien	192	32	24	248	425
Alt-A first lien	125	66	507	698	1,238
Option ARM	50	7	78	135	235
Subprime	82	281	866	1,229	3,305
Second lien U.S. RMBS	225	47	1,100	1,372	1,474
Total U.S. RMBS	674	433	2,575	3,682	6,677
Triple-X life insurance transactions	—	—	216	216	2,650
Trust preferred securities (“TruPS”)	650	127	—	777	4,296
Student loans	—	68	81	149	1,815
Other structured finance	743	147	39	929	20,137
Total	$7,557	$4,495	$3,065	$15,117	$347,015

Components of BIG Net Par Outstanding
(Insurance and Credit Derivative Form)
As of December 31, 2015

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
U.S. public finance	$4,765	$2,883	$136	$7,784	$291,866
Non-U.S. public finance	875	503	—	1,378	29,577
Structured finance:
First lien U.S. RMBS:
Prime first lien	225	34	25	284	445
Alt-A first lien	119	73	601	793	1,353
Option ARM	39	12	90	141	252
Subprime	146	228	930	1,304	3,457
Second lien U.S. RMBS	491	50	910	1,451	1,560
Total U.S. RMBS	1,020	397	2,556	3,973	7,067
Triple-X life insurance transactions	—	—	216	216	2,750
TruPS	679	127	—	806	4,379
Student loans	12	68	83	163	1,818
Other structured finance	672	151	40	863	21,114
Total	$8,023	$4,129	$3,031	$15,183	$358,571

BIG Net Par Outstanding
and Number of Risks
As of March 31, 2016

	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$6,585	$972	$7,557	202	12	214
Category 2	4,015	480	4,495	86	7	93
Category 3	2,938	127	3,065	129	12	141
Total BIG	$13,538	$1,579	$15,117	417	31	448

 BIG Net Par Outstanding
and Number of Risks
As of December 31, 2015

	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$7,019	$1,004	$8,023	202	12	214
Category 2	3,655	474	4,129	85	8	93
Category 3	2,900	131	3,031	132	12	144
Total BIG	$13,574	$1,609	$15,183	419	32	451
_____________________
(1)    Includes net par outstanding for VIEs.

(2)	A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making Debt Service payments.

Exposure to Puerto Rico

The Company has insured exposure to general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $5.1 billion net par as of March 31, 2016, all of which are rated BIG.

Puerto Rico has experienced significant general fund budget deficits in recent years. In addition to high debt levels, Puerto Rico faces a challenging economic environment.

In June 2014, the Puerto Rico legislature passed the Puerto Rico Public Corporation Debt Enforcement and Recovery Act (the "Recovery Act") in order to provide a legislative framework for certain public corporations experiencing severe financial stress to restructure their debt, including Puerto Rico Highway and Transportation Authority ("PRHTA") and Puerto Rico Electric Power Authority ("PREPA"). Subsequently, the Commonwealth stated PREPA might need to seek relief under the Recovery Act due to liquidity constraints. Investors in bonds issued by PREPA filed suit in the United States District Court for the District of Puerto Rico challenging the Recovery Act. On February 6, 2015, the U.S. District Court for the District of Puerto Rico ruled the Recovery Act is preempted by the U.S. Bankruptcy Code and is therefore void. On July 6, 2015, the U.S. Court of Appeals for the First Circuit upheld that ruling, and on December 4, 2015, the U.S. Supreme Court granted petitions for writs of certiorari relating to that ruling. Oral arguments were held on March 22, 2016. Typical Supreme Court practice suggests a decision could be announced in June 2016, but there is no assurance that an opinion will be announced at such time, especially in light of the Supreme Court vacancy.

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
On November 30, 2015, and December 8, 2015, the Governor issued executive orders (“Clawback Orders”) directing the Puerto Rico Department of Treasury and the Puerto Rico Tourism Company to retain or transfer certain taxes pledged to secure the payment of bonds issued by PRHTA, PRIFA and Puerto Rico Convention Center District Authority ("PRCCDA"). On January 7, 2016 the Company sued various Puerto Rico governmental officials in the United States District Court, District of Puerto Rico asserting that this attempt to “claw back” pledged taxes is unconstitutional, and demanding declaratory and injunctive relief. The Puerto Rico credits insured by the Company impacted by the Clawback Orders are shown in the table “Puerto Rico Net Par Outstanding” below.

On January 1, 2016 Puerto Rico Infrastructure Finance Authority ("PRIFA") defaulted on payment of a portion of the interest due on its bonds on that date. For those PRIFA bonds the Company had insured, the Company paid approximately $451 thousand of claims for the interest payments on which PRIFA had defaulted.

On April 6, 2016 the Governor signed into law the Puerto Rico Emergency Moratorium & Financial Rehabilitation Act (the “Moratorium Act”). The Moratorium Act purportedly empowers the Governor to declare a moratorium, entity by entity, on debt service payments on debt of the commonwealth and its related authorities and public corporations, as well as instituting a stay against related litigation, among other things. It is possible that a court may find any attempt to exercise the power to declare a moratorium on debt service payments purportedly granted by the Moratorium Act to be unconstitutional, and the impact of any attempt to exercise such power on the Puerto Rico credits insured by the Company is uncertain. Shortly after signing it into law, the Governor used the authority of the Moratorium Act to declare an emergency period with respect to the Government Development Bank (the “GDB”), placing restrictions on its disbursements and certain of its other activities and moving the clearing of payroll of Commonwealth and GDB employees from the GDB.

On April 30, 2016, the Governor signed an order under the Moratorium Act ordering a moratorium on the debt service payment of approximately $422 million due to be made by the GDB on May 2, 2016. On May 1, 2016, the GDB announced a tentative agreement with a group of creditors of the GDB (the “Ad Hoc Group”) for a restructuring of GDB’s notes and that the GDB would pay the interest due on May 2, 2016. According to the announcement, the Ad Hoc Group agreed to forbear from initiating litigation for 30 days during the pendency of negotiations. The GDB noted in its May 1 announcement that the tentative agreement requires 100% participation of the GDB’s creditors and that it would be unlikely to reach that level of participation without a restructuring law enabling it to bind non-consenting creditors. The Company does not insure any debt issued by the GDB.

There have been a number of other proposals, plans and legislative initiatives offered in Puerto Rico and in the United States aimed at addressing Puerto Rico’s fiscal issues. Among the responses proposed is a federal financial control board and access to bankruptcy courts or another restructuring mechanism. In addition, the Working Group has made several proposals for voluntary exchanges that include terms such as discounts, extensions and subordination. The final shape and timing of responses to Puerto Rico’s distress eventually enacted or implemented by Puerto Rico or the United States, if any, and the impact of any such actions on obligations insured by the Company, is uncertain and may differ substantially from the recommendations of the Working Group or any other proposals or plans described in the press or offered to date or in the future.

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
PREPA

As of March 31, 2016, the Company had $744 million insured net par outstanding of PREPA obligations. On July 1, 2015, PREPA made full payment of the $416 million of principal and interest due on its bonds, including bonds insured by AGM and AGC. However, that payment was conditioned on and facilitated by AGM and AGC agreeing, also on July 1, to purchase a portion of $131 million of interest-bearing bonds to help replenish certain of the operating funds PREPA used to make the $416 million of principal and interest payments. On July 31, 2015, AGM and AGC purchased $74 million aggregate principal amount of those bonds; the bonds were repaid in full in 2016.

On December 24, 2015, AGM and AGC entered into a Restructuring Support Agreement (“RSA”) with PREPA, an ad hoc group of uninsured bondholders and a group of fuel-line lenders that would, subject to certain conditions, result in, among other things, modernization of the utility and a restructuring of current debt. Upon finalization of the contemplated restructuring transaction, insured PREPA revenue bonds (with no reduction to par or stated interest rate or extension of maturity) will be supported by securitization bonds issued by a special purpose corporation and secured by a transition charge assessed on ratepayers. To facilitate the securitization transaction, which enables PREPA to achieve debt relief and more efficient capital markets financing, Assured Guaranty will issue surety insurance policies in an aggregate amount not expected to exceed $113 million in exchange for a market premium and to support a portion of the reserve fund for the securitization bonds. Certain of the creditors also agreed, subject to certain conditions, to participate in a bridge financing. The Company’s share of the bridge financing is approximately $15 million. Legislation meeting the requirements of the RSA was enacted on February 16, 2016.  The closing of the restructuring transaction, the issuance of the surety bonds and the closing of the bridge financing are subject to certain conditions, including confirmation that the enacted legislation meets all requirements of the RSA and execution of acceptable documentation and legal opinions.
There can be no assurance that the conditions in the RSA will be met or that, if the conditions are met, the RSA's other provisions, including those related to the restructuring of the insured PREPA revenue bonds, will be implemented. In addition, the impact of the Moratorium Act or any attempt to exercise the power purportedly granted by the Moratorium Act on the implementation of the RSA is uncertain. PREPA, during the pendency of the agreements, has suspended deposits into its debt service fund.

PRHTA

As of March 31, 2016, the Company had $910 million insured net par outstanding of PRHTA (Transportation revenue) bonds and $369 million net par of PRHTA (Highway revenue) bonds. The Clawback Orders cover Commonwealth-derived taxes that are allocated to PRHTA. The Company believes that such sources represented a substantial majority of PRHTA’s revenues in 2015.

Puerto Rico Sales Tax Financing Corporation (“COFINA”)

As of March 31, 2016, the Company had $270 million insured net par outstanding of junior COFINA bonds, which are secured by a lien on certain sales and use taxes. There have been proposals from both the Commonwealth and from holders of certain senior COFINA bonds to restructure COFINA debt.

Puerto Rico Convention Center District Authority

As of March 31, 2016, the Company had $164 million insured net par outstanding of PRCCDA bonds, which are secured by certain hotel tax revenues. These revenues are sensitive to the level of economic activity in the area and are subject to the Clawback Orders.

Puerto Rico Aqueduct and Sewer Authority (“PRASA”)

As of March 31, 2016, the Company had $388 million insured par outstanding to PRASA bonds, which are secured by the gross revenues of the system. On September 15, 2015, PRASA entered into a settlement with the U.S. Justice Department and the U.S. Environmental Protection Agency that requires it to spend $1.6 billion to upgrade and improve its sewer system island-wide. According to a material event notice PRASA filed on March 4, 2016, it owed its contractors $140 million.

Municipal Finance Agency ("MFA")
As of March 31, 2016, the Company had $387 million net par outstanding of bonds issued by MFA secured by a pledge of local property tax revenues. On October 13, 2015, the Company filed a motion to intervene in litigation between Centro de Recaudación de Ingresos Municipales (“CRIM”) and the GDB in which CRIM was seeking to ensure that the pledged tax revenues are, and will continue to be, available to support the MFA bonds. While the Company’s motion to intervene was denied, the GDB and CRIM have reported that they executed a new deed of trust that requires the GDB, as fiduciary, to keep the pledged tax revenues separate from any other GDB monies or accounts and that governs the manner in which the pledged revenues may be invested and dispersed.

The following tables show the Company’s insured exposure to general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations.
Puerto Rico
Gross Par and Gross Debt Service Outstanding

	Gross Par Outstanding		Gross Debt Service Outstanding
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
	(in millions)
Previously Subject to the Voided Recovery Act (1)	$2,965	$2,965	$5,090	$5,162
Not Previously Subject to the Voided Recovery Act	2,791	2,790	4,398	4,470
Total	$5,756	$5,755	$9,488	$9,632
____________________

(1)
On February 6, 2015, the U.S. District Court for the District of Puerto Rico ruled that the Recovery Act is preempted by the U.S. Bankruptcy Code and is therefore void. On July 6, 2015, the U.S. Court of Appeals for the First Circuit upheld that ruling, and on December 4, 2015, the U.S. Supreme Court granted petitions for writs of certiorari relating to that ruling.

Puerto Rico
Net Par Outstanding

	As of March 31, 2016		As of December 31, 2015
	Total	Internal Rating	Total	Internal Rating
	(in millions)
Exposures Previously Subject to the Voided Recovery Act:
PRHTA (Transportation revenue) (1)	$910	CCC-	$909	CCC-
PREPA	744	CC	744	CC
PRASA	388	CCC	388	CCC
PRHTA (Highway revenue)(1)	369	CCC	370	CCC
PRCCDA (1)	164	CCC-	164	CCC-
Total	2,575		2,575

Exposures Not Previously Subject to the Voided Recovery Act:
Commonwealth of Puerto Rico - General Obligation Bonds	1,615	CCC	1,615	CCC
MFA	387	CCC-	387	CCC-
COFINA	270	CCC+	269	CCC+
Puerto Rico Public Buildings Authority	188	CCC	188	CCC
PRIFA (1) (2)	18	C	18	CCC-
University of Puerto Rico	1	CCC-	1	CCC-
Total	2,479		2,478
Total net exposure to Puerto Rico	$5,054		$5,053
____________________

(1)
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

(2)
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

Amortization Schedule of Puerto Rico Net Par Outstanding
and Net Debt Service Outstanding
As of March 31, 2016

	Scheduled Net Par Amortization			Scheduled Net Debt Service Amortization
	Previously Subject to the Voided Recovery Act	Not Previously Subject to the Voided Recovery Act	Total	Previously Subject to the Voided Recovery Act	Not Previously Subject to the Voided Recovery Act	Total
	(in millions)
2016 (April 1 – June 30)	$0	$0	$0	$2	$0	$2
2016 (July 1 – September 30)	98	204	302	161	267	428
2016 (October 1 – December 31)	0	0	0	2	0	2
2017	51	171	222	175	288	463
2018	56	123	179	178	232	410
2019	74	130	204	192	232	424
2020	87	183	270	202	280	482
2021	66	59	125	177	146	323
2022	47	68	115	153	152	305
2023	110	40	150	214	123	337
2024	89	85	174	188	164	352
2025	111	85	196	206	159	365
2026-2030	590	353	943	974	660	1,634
2031-2035	583	548	1,131	838	761	1,599
2036-2040	308	271	579	427	355	782
2041-2045	137	159	296	206	174	380
2046-2047	168	—	168	181	—	181
Total	$2,575	$2,479	$5,054	$4,476	$3,993	$8,469

Exposure to the Selected European Countries

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

Net Direct Economic Exposure to Selected European Countries(1)
As of March 31, 2016

	Hungary	Italy	Portugal	Spain	Total
	(in millions)
Sub-sovereign exposure(2)	$271	$827	$84	$375	$1,557
Non-sovereign exposure(3)	179	458	—	—	637
Total	$450	$1,285	$84	$375	$2,194
Total BIG (See Note 5)	$379	$—	$84	$375	$838
____________________

(1)	While the Company’s exposures are shown in U.S. dollars, the obligations the Company insures are in various currencies, primarily Euros.

(2)
Sub-sovereign exposure in Selected European Countries includes transactions backed by receivables from or supported by sub-sovereigns, which are governmental or government-backed entities other than the ultimate governing body of the country.

(3)	Non-sovereign exposure in Selected European Countries includes debt of regulated utilities and RMBS.

The Company has excluded from the exposure tables above its indirect economic exposure to the Selected European Countries through policies it provides on pooled corporate and commercial receivables transactions. The Company calculates indirect exposure to a country by multiplying the par amount of a transaction insured by the Company times the percent of the relevant collateral pool reported as having a nexus to the country. On that basis, the Company has calculated exposure of $206 million to Selected European Countries (plus Greece) in transactions with $4.1 billion of net par outstanding. The indirect exposure to credits with a nexus to Greece is $6 million across several highly rated pooled corporate obligations with net par outstanding of $231 million.

5.	Expected Loss to be Paid

Loss Estimation Process

This note provides information regarding expected claim payments to be made under all contracts in the insured portfolio, regardless of the accounting model. The Company’s loss reserve committees estimate expected loss to be paid for all contracts by reviewing analyses that consider various scenarios with corresponding probabilities assigned to them. Depending upon the nature of the risk, the Company’s view of the potential size of any loss and the information available to the Company, that analysis may be based upon individually developed cash flow models, internal credit rating assessments and sector-driven loss severity assumptions or judgmental assessments.

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

The Company does not use traditional actuarial approaches to determine its estimates of expected losses. Actual losses will ultimately depend on future events or transaction performance and may be influenced by many interrelated factors that are difficult to predict. As a result, the Company's current projections of probable and estimable losses may be subject to considerable volatility and may not reflect the Company's ultimate claims paid. For information on the Company's loss estimation process, please refer to Note 5, Expected Losses to be Paid, of Part II, Item 8, Financial Statements and Supplementary Data in AGL's Annual Report on Form 10-K for the year ended December 31, 2015.

The following tables present a roll forward of the present value of net expected loss to be paid for all contracts, whether accounted for as insurance, credit derivatives or financial guaranty ("FG") VIEs, by sector, after the benefit for expected recoveries for breaches of representations and warranties ("R&W") and other expected recoveries. The Company used weighted average risk-free rates for U.S. dollar denominated obligations that ranged from 0.0% to 2.88% as of March 31, 2016 and 0.0% to 3.25% as of December 31, 2015.

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward

	First Quarter
	2016	2015
	(in millions)
Net expected loss to be paid, beginning of period	$1,391	$1,169
Economic loss development due to:
Accretion of discount	9	7
Changes in discount rates	63	7
Changes in timing and assumptions	(13)	(17)
Total economic loss development	59	(3)
Paid losses	(113)	(12)
Net expected loss to be paid, end of period	$1,337	$1,154

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward by Sector
First Quarter 2016

	Net Expected Loss to be Paid (Recovered) as of December 31, 2015 (2)	Economic Loss Development	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of March 31, 2016 (2)
	(in millions)
Public Finance:
U.S. public finance	$771	$98	$(5)	$864
Non-U.S. public finance	38	1	—	39
Public Finance	809	99	(5)	903
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	(2)	0	1	(1)
Alt-A first lien	127	(16)	(75)	36
Option ARM	(28)	(21)	2	(47)
Subprime	251	1	(12)	240
Total first lien	348	(36)	(84)	228
Second lien	61	5	(1)	65
Total U.S. RMBS	409	(31)	(85)	293
Triple-X life insurance transactions	99	4	(1)	102
Student loans	54	(14)	(8)	32
Other structured finance	20	1	(14)	7
Structured Finance	582	(40)	(108)	434
Total	$1,391	$59	$(113)	$1,337

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward by Sector
First Quarter 2015

	Net Expected Loss to be Paid (Recovered) as of December 31, 2014	Economic Loss Development	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of March 31, 2015
	(in millions)
Public Finance:
U.S. public finance	$303	$9	$(2)	$310
Non-U.S. public finance	45	(3)	—	42
Public Finance	348	6	(2)	352
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	4	0	(1)	3
Alt-A first lien	304	(5)	(10)	289
Option ARM	(16)	4	(4)	(16)
Subprime	303	(1)	(9)	293
Total first lien	595	(2)	(24)	569
Second lien	(11)	6	6	1
Total U.S. RMBS	584	4	(18)	570
Triple-X life insurance transactions	161	5	(1)	165
Student loans	68	(6)	—	62
Other structured finance	8	(12)	9	5
Structured Finance	821	(9)	(10)	802
Total	$1,169	$(3)	$(12)	$1,154
____________________

(1)
Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded in reinsurance recoverable on paid losses included in other assets. The Company paid $2 million and $4 million in loss adjustment expenses ("LAE") for First Quarter 2016 and 2015, respectively.

(2)	Includes expected LAE to be paid of $9 million as of March 31, 2016 and $12 million as of December 31, 2015.

Future Net R&W Benefit Receivable (Payable)(1)

	As of March 31, 2016	As of December 31, 2015
	(in millions)
U.S. RMBS:
First lien	$(30)	$0
Second lien	77	79
Total	$47	$79
____________________

(1)
The Company’s agreements with providers of breaches of R&W generally provide for reimbursement to the Company as claim payments are made and, to the extent the Company later receives reimbursements of such claims from excess spread or other sources, for the Company to provide reimbursement to the R&W providers. See the section “Breaches of Representations and Warranties” for information about the R&W agreements and eligible assets held in trust with respect to such agreements. When the Company projects receiving more reimbursements in the future than it projects to pay in claims, the Company will have a net R&W payable.

The following tables present the present value of net expected loss to be paid for all contracts by accounting model, by sector and after the benefit for expected recoveries for breaches of R&W.

Net Expected Loss to be Paid (Recovered)
By Accounting Model
As of March 31, 2016

	Financial Guaranty Insurance	FG VIEs(1) and Other	Credit Derivatives(2)	Total
	(in millions)
Public Finance:
U.S. public finance	$864	$—	$0	$864
Non-U.S. public finance	39	—	—	39
Public Finance	903	—	0	903
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	2	—	(3)	(1)
Alt-A first lien	19	18	(1)	36
Option ARM	(44)	—	(3)	(47)
Subprime	148	55	37	240
Total first lien	125	73	30	228
Second lien	19	43	3	65
Total U.S. RMBS	144	116	33	293
Triple-X life insurance transactions	91	—	11	102
Student loans	32	—	—	32
Other structured finance	40	2	(35)	7
Structured Finance	307	118	9	434
Total	$1,210	$118	$9	$1,337

Net Expected Loss to be Paid (Recovered)
By Accounting Model
As of December 31, 2015

	Financial Guaranty Insurance	FG VIEs(1) and Other	Credit Derivatives(2)	Total
	(in millions)
Public Finance:
U.S. public finance	$771	$—	$0	$771
Non-U.S. public finance	38	—	—	38
Public Finance	809	—	0	809
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	2	—	(4)	(2)
Alt-A first lien	110	17	0	127
Option ARM	(27)	—	(1)	(28)
Subprime	153	59	39	251
Total first lien	238	76	34	348
Second lien	13	44	4	61
Total U.S. RMBS	251	120	38	409
Triple-X life insurance transactions	88	—	11	99
Student loans	54	—	—	54
Other structured finance	37	16	(33)	20
Structured Finance	430	136	16	582
Total	$1,239	$136	$16	$1,391
___________________
(1)    Refer to Note 9, Consolidated Variable Interest Entities.

(2)    Refer to Note 8, Financial Guaranty Contracts Accounted for as Credit Derivatives.

The following tables present the net economic loss development for all contracts by accounting model, by sector and after the benefit for expected recoveries for breaches of R&W.

Net Economic Loss Development (Benefit)
By Accounting Model
First Quarter 2016

	Financial Guaranty Insurance	FG VIEs(1) and Other	Credit Derivatives(2)	Total
	(in millions)
Public Finance:
U.S. public finance	$98	$—	$0	$98
Non-U.S. public finance	1	—	0	1
Public Finance	99	—	0	99
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	0	—	0	0
Alt-A first lien	(17)	1	0	(16)
Option ARM	(19)	—	(2)	(21)
Subprime	3	0	(2)	1
Total first lien	(33)	1	(4)	(36)
Second lien	2	3	0	5
Total U.S. RMBS	(31)	4	(4)	(31)
Triple-X life insurance transactions	3	—	1	4
Student loans	(14)	—	—	(14)
Other structured finance	4	0	(3)	1
Structured Finance	(38)	4	(6)	(40)
Total	$61	$4	$(6)	$59

Net Economic Loss Development (Benefit)
By Accounting Model
First Quarter 2015

	Financial Guaranty Insurance	FG VIEs(1) and Other	Credit Derivatives(2)	Total
	(in millions)
Public Finance:
U.S. public finance	$9	$—	$—	$9
Non-U.S. public finance	(3)	—	—	(3)
Public Finance	6	—	—	6
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	1	—	(1)	0
Alt-A first lien	2	—	(7)	(5)
Option ARM	1	—	3	4
Subprime	(4)	4	(1)	(1)
Total first lien	—	4	(6)	(2)
Second lien	8	(1)	(1)	6
Total U.S. RMBS	8	3	(7)	4
Triple-X life insurance transactions	4	—	1	5
Student loans	(6)	—	—	(6)
Other structured finance	0	(1)	(11)	(12)
Structured Finance	6	2	(17)	(9)
Total	$12	$2	$(17)	$(3)
_________________
(1)    Refer to Note 9, Consolidated Variable Interest Entities.

(2)    Refer to Note 8, Financial Guaranty Contracts Accounted for as Credit Derivatives.

Selected U.S. Public Finance Transactions

The Company insures general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $5.1 billion net par as of March 31, 2016, all of which are BIG. For additional information regarding the Company's exposure to general obligations of Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations, please refer to "Exposure to Puerto Rico" in Note 4, Outstanding Exposure.
On February 25, 2015, a plan of adjustment resolving the bankruptcy filing of the City of Stockton, California under chapter 9 of the U.S. Bankruptcy Code became effective. As of March 31, 2016, the Company’s net exposure subject to the plan consists of $115 million of pension obligation bonds. As part of the plan settlement, the City will repay the pension obligation bonds from certain fixed payments and certain variable payments contingent on the City's revenue growth.

The Company has approximately $21 million of net par exposure as of March 31, 2016 to bonds issued by Parkway East Public Improvement District, which is located in Madison County, Mississippi. The bonds, which are rated BIG, are payable from special assessments on properties within the District, as well as amounts paid under a contribution agreement with the County in which the County covenants that it will provide funds in the event special assessments are not sufficient to make a debt service payment. The special assessments have not been sufficient to pay debt service in full. In earlier years, the County provided funding to cover the balance of the debt service requirement, but the County now claims that the District’s failure to reimburse it within the two years stipulated in the contribution agreement means that the County is not required to provide funding until it is reimbursed. On April 27, 2016, the court granted the Company's motion for summary judgment in a declaratory judgment action, agreeing with the Company's interpretation of the County's obligations under the contribution agreement. See "Recovery Litigation" below.

The Company also has $14.6 billion of net par exposure to healthcare transactions. The BIG net par outstanding in this sector is $315 million.

The Company projects that its total net expected loss across its troubled U.S. public finance credits as of March 31, 2016, which incorporated the likelihood of the various outcomes, will be $864 million, compared with a net expected loss of $771 million as of December 31, 2015. Economic loss development in First Quarter 2016 was $98 million, which was primarily attributable to Puerto Rico exposures.

Certain Selected European Country Sub-Sovereign Transactions

The Company insures and reinsures credits with sub-sovereign exposure to various Spanish and Portuguese issuers where a Spanish and Portuguese sovereign default may cause the sub-sovereigns also to default. The Company's gross exposure to these Spanish and Portuguese credits is $471 million and $90 million, respectively, and exposure net of reinsurance for Spanish and Portuguese credits is $375 million and $84 million, respectively. The Company rates most of these issuers in the BB category due to the financial condition of Spain and Portugal and their dependence on the sovereign. The Company's Hungary exposure is to infrastructure bonds dependent on payments from Hungarian governmental entities. The Company's gross exposure to these Hungarian credits is $274 million and its exposure net of reinsurance is $271 million, all of which is rated BIG. The Company estimated net expected losses of $36 million related to these Spanish, Portuguese and Hungarian credits. The economic loss of approximately $1 million during First Quarter 2016 was primarily related to changes in the exchange rate between the Euro and U.S. Dollar.

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

First Quarter 2016 U.S. RMBS Loss Projections

Based on its observation during the period of the performance of its insured transactions (including early stage delinquencies, late stage delinquencies and loss severity) as well as the residential property market and economy in general, the Company chose to use the same general assumptions to project RMBS losses as of March 31, 2016 as it used as of December 31, 2015, but increased severities for specific vintages of Alt-A first lien and subprime transactions based on observed data.

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

First Lien Liquidation Rates

	March 31, 2016	December 31, 2015
Current Loans Modified in the Previous 12 Months
Alt A and Prime	25%	25%
Option ARM	25	25
Subprime	25	25
Current Loans Delinquent in the Previous 12 Months
Alt A and Prime	25	25
Option ARM	25	25
Subprime	25	25
30 – 59 Days Delinquent
Alt A and Prime	35	35
Option ARM	40	40
Subprime	45	45
60 – 89 Days Delinquent
Alt A and Prime	45	45
Option ARM	50	50
Subprime	55	55
90+ Days Delinquent
Alt A and Prime	55	55
Option ARM	60	60
Subprime	60	60
Bankruptcy
Alt A and Prime	45	45
Option ARM	50	50
Subprime	40	40
Foreclosure
Alt A and Prime	65	65
Option ARM	70	70
Subprime	70	70
Real Estate Owned
All	100	100
While the Company uses liquidation rates as described above to project defaults of non-performing loans (including current loans modified or delinquent within the last 12 months), it projects defaults on presently current loans by applying a conditional default rate ("CDR") trend. The start of that CDR trend is based on the defaults the Company projects will emerge from currently nonperforming, recently nonperforming and modified loans. The total amount of expected defaults from the non-performing loans is translated into a constant CDR (i.e., the CDR plateau), which, if applied for each of the next 36 months, would be sufficient to produce approximately the amount of defaults that were calculated to emerge from the various delinquency categories. The CDR thus calculated individually on the delinquent collateral pool for each RMBS is then used as the starting point for the CDR curve used to project defaults of the presently performing loans.

In the base case, after the initial 36-month CDR plateau period, each transaction’s CDR is projected to improve over 12 months to an intermediate CDR (calculated as 20% of its CDR plateau); that intermediate CDR is held constant for 36 months and then trails off in steps to a final CDR of 5% of the CDR plateau. In the base case, the Company assumes the final CDR will be reached 7.5 years after the initial 36-month CDR plateau period, which is the same assumption used at December 31, 2015. Under the Company’s methodology, defaults projected to occur in the first 36 months represent defaults that can be attributed to loans that were modified or delinquent in the last 12 months or that are currently delinquent or in foreclosure, while the defaults projected to occur using the projected CDR trend after the first 36 month period represent defaults attributable to borrowers that are currently performing or are projected to reperform.

     Another important driver of loss projections is loss severity, which is the amount of loss the transaction incurs on a loan after the application of net proceeds from the disposal of the underlying property. Loss severities experienced in first lien transactions have reached historically high levels, and the Company is assuming in the base case that these high levels generally will continue for another 18 months. The Company determines its initial loss severity based on actual recent experience. As a result, as of March 31, 2016, the Company updated severities for specific vintages of Alt-A first lien and subprime transactions based on observed data. The Company then assumes that loss severities begin returning to levels consistent with underwriting assumptions beginning after the initial 18 month period, declining to 40% in the base case over 2.5 years.

The following table shows the range as well as the average, weighted by outstanding net insured par, for key assumptions used in the calculation of expected loss to be paid for individual transactions for direct vintage 2004 - 2008 first lien U.S. RMBS.

Key Assumptions in Base Case Expected Loss Estimates
First Lien RMBS(1)

	As of March 31, 2016				As of December 31, 2015
	Range			Weighted Average	Range			Weighted Average
Alt-A First Lien
Plateau CDR	0.9%	-	27.8%	6.4%	1.7%	–	26.4%	6.4%
Intermediate CDR	0.2%	-	5.6%	1.3%	0.3%	–	5.3%	1.3%
Period until intermediate CDR	48 months				48 months
Final CDR	0.0%	-	1.4%	0.3%	0.1%	–	1.3%	0.3%
Initial loss severity:
2005 and prior	60.0%				60.0%
2006	80.0%				70.0%
2007	65.0%				65.0%
Initial conditional prepayment rate ("CPR")	2.7%	-	31.6%	11.8%	2.7%	–	32.5%	11.5%
Final CPR(2)	15%				15%
Option ARM
Plateau CDR	3.4%	-	10.6%	7.8%	3.5%	–	10.3%	7.8%
Intermediate CDR	0.7%	-	2.1%	1.6%	0.7%	–	2.1%	1.6%
Period until intermediate CDR	48 months				48 months
Final CDR	0.2%	-	0.5%	0.4%	0.2%	–	0.5%	0.4%
Initial loss severity:
2005 and prior	60.0%				60.0%
2006	70.0%				70.0%
2007	65.0%				65.0%
Initial CPR	2.0%	-	13.7%	5.5%	1.5%	–	10.9%	5.1%
Final CPR(2)	15%				15%
Subprime
Plateau CDR	4.2%	-	14.4%	9.4%	4.7%	–	13.2%	9.5%
Intermediate CDR	0.8%	-	2.9%	1.9%	0.9%	–	2.6%	1.9%
Period until intermediate CDR	48 months				48 months
Final CDR	0.2%	-	0.7%	0.4%	0.2%	–	0.7%	0.4%
Initial loss severity:
2005 and prior	80.0%				75.0%
2006	90.0%				90.0%
2007	90.0%				90.0%
Initial CPR	0.3%	-	9.2%	4.2%	0.0%	–	10.1%	3.6%
Final CPR(2)	15%				15%
____________________
(1)                                Represents variables for most heavily weighted scenario (the “base case”).

(2)	For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used.

 The rate at which the principal amount of loans is voluntarily prepaid may impact both the amount of losses projected (since that amount is a function of the CDR, the loss severity and the loan balance over time) as well as the amount of excess spread (the amount by which the interest paid by the borrowers on the underlying loan exceeds the amount of interest owed on the insured obligations). The assumption for the voluntary CPR follows a similar pattern to that of the CDR. The current level of voluntary prepayments is assumed to continue for the plateau period before gradually increasing over 12 months to the final CPR, which is assumed to be 15% in the base case. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. These CPR assumptions are the same as those the Company used for December 31, 2015.

In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the CDR returned to its modeled equilibrium, which was defined as 5% of the initial CDR. The Company also stressed CPR and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios as of March 31, 2016. The Company used a similar approach to establish its pessimistic and optimistic scenarios as of March 31, 2016 as it used as of December 31, 2015, increasing and decreasing the periods of stress from those used in the base case.

In a somewhat more stressful environment than that of the base case, where the CDR plateau was extended six months (to be 42 months long) before the same more gradual CDR recovery and loss severities were assumed to recover over 4.5 rather than 2.5 years (and subprime loss severities were assumed to recover only to 60% and Option ARM and Alt A loss severities to only 45%), expected loss to be paid would increase from current projections by approximately $12 million for Alt-A first liens, $7 million for Option ARM, $43 million for subprime and $0.1 million for prime transactions.

In an even more stressful scenario where loss severities were assumed to rise and then recover over nine years and the initial ramp-down of the CDR was assumed to occur over 15 months and other assumptions were the same as the other stress scenario, expected loss to be paid would increase from current projections by approximately $31 million for Alt-A first liens, $14 million for Option ARM, $59 million for subprime and $0.5 million for prime transactions.

In a scenario with a somewhat less stressful environment than the base case, where CDR recovery was somewhat less gradual, expected loss to be paid would decrease from current projections by approximately $2 million for Alt-A first liens, $19 million for Option ARM, $10 million for subprime and $19 thousand for prime transactions.

In an even less stressful scenario where the CDR plateau was six months shorter (30 months, effectively assuming that liquidation rates would improve) and the CDR recovery was more pronounced, (including an initial ramp-down of the CDR over nine months), expected loss to be paid would decrease from current projections by approximately $14 million for Alt-A first liens, $31 million for Option ARM, $33 million for subprime and $0.2 million for prime transactions.

U.S. Second Lien RMBS Loss Projections

Second lien RMBS transactions include both home equity lines of credit ("HELOC") and closed end second lien. The Company believes the primary variable affecting its expected losses in second lien RMBS transactions is the amount and timing of future losses in the collateral pool supporting the transactions. Expected losses are also a function of the structure of the transaction; the voluntary prepayment rate (typically also referred to as CPR of the collateral); the interest rate environment; and assumptions about the draw rate and loss severity.

In second lien transactions the projection of near-term defaults from currently delinquent loans is relatively straightforward because loans in second lien transactions are generally “charged off” (treated as defaulted) by the securitization’s servicer once the loan is 180 days past due. Most second lien transactions report the amount of loans in five monthly delinquency categories (i.e., 30-59 days past due, 60-89 days past due, 90-119 days past due, 120-149 days past due and 150-179 days past due). The Company estimates the amount of loans that will default over the next five months by calculating current representative liquidation rates. A liquidation rate is the percent of loans in a given cohort (in this instance, delinquency category) that ultimately default. Similar to first liens, the Company then calculates a CDR for six months, which is the period over which the currently delinquent collateral is expected to be liquidated. That CDR is then used as the basis for the plateau period that follows the embedded five months of losses. Liquidation rates assumed as of March 31, 2016, were from 25% to 100%.

For the base case scenario, the CDR (the “plateau CDR”) was held constant for six months. Once the plateau period has ended, the CDR is assumed to gradually trend down in uniform increments to its final long-term steady state CDR. (The long-term steady state CDR is calculated as the constant CDR that would have yielded the amount of losses originally expected at underwriting.) In the base case scenario, the time over which the CDR trends down to its final CDR is 28 months. Therefore, the total stress period for second lien transactions is 34 months, comprising five months of delinquent data, a one month plateau period and 28 months of decrease to the steady state CDR, the same as of December 31, 2015.

HELOC loans generally permit the borrower to pay only interest for an initial period (often ten years) and, after that period, require the borrower to make both the monthly interest payment and a monthly principal payment, and so increase the borrower's aggregate monthly payment. Some of the HELOC loans underlying the Company's insured HELOC transactions have reached their principal amortization period. The Company has observed that the increase in monthly payments occurring when a loan reaches its principal amortization period, even if mitigated by borrower relief offered by the servicer, is associated with increased borrower defaults. Thus, most of the Company's HELOC projections incorporate an assumption that a percentage of loans reaching their amortization periods will default around the time of the payment increase. These projected defaults are in addition to those generated using the CDR curve as described above. This assumption is similar to the one used as of December 31, 2015. For March 31, 2016 the Company used the same general approach it had refined in the fourth quarter of 2015 to calculate the number of additional delinquencies as a function of the number of modified loans in the transaction and the final steady state CDR.

When a second lien loan defaults, there is generally a very low recovery. The Company had assumed as of March 31, 2016 that it will generally recover only 2% of the collateral defaulting in the future and declining additional amounts of post-default receipts on previously defaulted collateral. This is the same assumption used as of December 31, 2015.

The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected as well as the amount of excess spread. In the base case, an average CPR (based on experience of the most recent three quarters) is assumed to continue until the end of the plateau before gradually increasing to the final CPR over the same period the CDR decreases. The final CPR is assumed to be 15% for second lien transactions, which is lower than the historical average but reflects the Company’s continued uncertainty about the projected performance of the borrowers in these transactions. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. This pattern is generally consistent with how the Company modeled the CPR as of December 31, 2015 and March 31, 2015. To the extent that prepayments differ from projected levels it could materially change the Company’s projected excess spread and losses.

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

In estimating expected losses, the Company modeled and probability weighted five possible CDR curves applicable to the period preceding the return to the long-term steady state CDR. The Company used five scenarios at March 31, 2016 and December 31, 2015. The Company believes that the level of the elevated CDR and the length of time it will persist, the ultimate prepayment rate, and the amount of additional defaults because of the expiry of the interest only period, are the primary drivers behind the likely amount of losses the collateral will suffer. The Company continues to evaluate the assumptions affecting its modeling results.

Most of the Company's projected second lien RMBS losses are from HELOC transactions. The following table shows the range as well as the average, weighted by outstanding net insured par, for key assumptions for the calculation of expected loss to be paid for individual transactions for direct vintage 2004 - 2008 HELOCs.

Key Assumptions in Base Case Expected Loss Estimates
HELOCs (1)

	As of March 31, 2016				As of December 31, 2015
	Range			Weighted Average	Range			Weighted Average
Plateau CDR	5.3%	–	26.1%	11.9%	4.9%	–	23.5%	10.3%
Final CDR trended down to	0.5%	–	3.2%	1.2%	0.5%	–	3.2%	1.2%
Period until final CDR	34 months				34 months
Initial CPR	11.0%	–	14.9%	11.1%	10.9%
Final CPR(2)	10.0%	–	15.0%	13.3%	10.0%	–	15.0%	13.3%
Loss severity	98.0%				98.0%
____________________

(1)	Represents variables for most heavily weighted scenario (the “base case”).

(2)	For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used.

The Company’s base case assumed a six month CDR plateau and a 28 month ramp-down (for a total stress period of 34 months). The Company also modeled a scenario with a longer period of elevated defaults and another with a shorter period of elevated defaults. Increasing the CDR plateau to eight months and increasing the ramp-down by three months to 31 months (for a total stress period of 39 months), and doubling the defaults relating to the end of the interest only period would increase the expected loss by approximately $52 million for HELOC transactions. On the other hand, reducing the CDR plateau to four months and decreasing the length of the CDR ramp-down to 25 months (for a total stress period of 29 months), and lowering the ultimate prepayment rate to 10% would decrease the expected loss by approximately $31 million for HELOC transactions.

Breaches of Representations and Warranties

The Company entered into agreements with R&W providers under which those providers made payments to the Company, agreed to make payments to the Company in the future, and / or repurchased loans from the transactions, all in return for releases of related liability by the Company.

The Company has included in its net expected loss estimates as of March 31, 2016 an estimated net benefit of $47 million (net of reinsurance). Most of the amount projected to be received pursuant to agreements with R&W providers benefits from eligible assets placed in trusts to collateralize the R&W provider’s future reimbursement obligation, with the amount of such collateral subject to increase or decrease from time to time as determined by rating agency requirements. Currently the Company has agreements with three counterparties where a future reimbursement obligation is collateralized by eligible assets held in trust:

•
Bank of America. Under the Company's agreement with Bank of America Corporation and certain of its subsidiaries (“Bank of America”), Bank of America agreed to reimburse the Company for 80% of claims on the first lien transactions covered by the agreement that the Company pays in the future, until the aggregate lifetime collateral losses (not insurance losses or claims) on those transactions reach $6.6 billion. As of March 31, 2016 aggregate lifetime collateral losses on those transactions was $4.4 billion, and the Company was projecting in its base case that such collateral losses would eventually reach $5.2 billion. Bank of America's reimbursement obligation is secured by $578 million of collateral held in trust for the Company's benefit.

•
Deutsche Bank. Under the Company's agreement with Deutsche Bank AG and certain of its affiliates (collectively, “Deutsche Bank”), Deutsche Bank agreed to reimburse the Company for certain claims it pays in the future on eight first and second lien transactions, including 80% of claims it pays on those transactions until the aggregate lifetime claims (before reimbursement) reach $319 million. As of March 31, 2016, the Company was projecting in its base case that such aggregate lifetime claims would remain below $319 million. In the event aggregate lifetime claims paid exceed $389 million, Deutsche Bank must reimburse the Company for 85% of such claims paid (in excess of $389 million) until such claims paid reach $600 million. Deutsche Bank’s reimbursement obligation is secured by $70 million of collateral held in trust for the Company’s benefit.

•
UBS. Under the Company’s agreement with UBS Real Estate Securities Inc. and affiliates (“UBS”), UBS agreed to reimburse the Company for 85% of future losses on three first lien RMBS transactions, and such reimbursement obligation is secured by $49 million of collateral held in trust for the Company's benefit.

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

Triple-X Life Insurance Transactions

The Company had $2.7 billion of net par exposure to Triple-X life insurance transactions as of March 31, 2016. Two of these transactions, with $216 million of net par outstanding, are rated BIG. The Triple-X life insurance transactions are based on discrete blocks of individual life insurance business. In older vintage Triple-X life insurance transactions, which include the two BIG-rated transactions, the amounts raised by the sale of the notes insured by the Company were used to capitalize a special purpose vehicle that provides reinsurance to a life insurer or reinsurer. The monies are invested at inception in accounts managed by third-party investment managers. In the case of the two BIG-rated transactions, material amounts of their assets were invested in U.S. RMBS. Based on its analysis of the information currently available, including estimates of future investment performance, and projected credit impairments on the invested assets and performance of the blocks of life insurance business at March 31, 2016, the Company’s projected net expected loss to be paid is $102 million. The economic loss development during First Quarter 2016 was approximately $4 million, which was due primarily to changes in discount rates and updates to the projected life insurance cash flows.

Student Loan Transactions

The Company has insured or reinsured $1.8 billion net par of student loan securitizations issued by private issuers and that it classifies as structured finance. Of this amount, $149 million is rated BIG. The Company is projecting approximately $32 million of net expected loss to be paid on these transactions. In general, the losses are due to: (i) the poor credit performance of private student loan collateral and high loss severities, or (ii) high interest rates on auction rate securities with respect to which the auctions have failed. The economic benefit during First Quarter 2016 was approximately $14 million, which was driven primarily by the commutation of certain assumed student loan exposures.

TruPS and other structured finance

The Company's TruPS sector has BIG par of $777 million and all other structured finance BIG par totaled $929 million, comprising primarily transactions backed by perpetual preferred securities, commercial receivables and manufactured housing loans. The Company has expected loss to be paid of $7 million for TruPS and other structured finance transactions as of March 31, 2016. The economic loss development during First Quarter 2016 was $1 million, which was attributable primarily to a commercial receivable transaction downgraded to BIG during First Quarter 2016.

Recovery Litigation

Public Finance Transactions

On January 7, 2016, AGM, AGC and Ambac Assurance Corporation (“Ambac”) commenced an action for declaratory judgment and injunctive relief in the U.S. District Court for the District of Puerto Rico to invalidate the executive orders issued by the Governor on November 30, 2015 and December 8, 2015 directing that the Secretary of the Treasury of the Commonwealth of Puerto Rico and the Puerto Rico Tourism Company retain or transfer (in other words, "claw back") certain taxes and revenues pledged to secure the payment of bonds issued by the Puerto Rico Highways and Transportation Authority, the Puerto Rico Convention Center District Authority and the Puerto Rico Infrastructure Financing Authority. The action is still in its early stages.

On November 1, 2013, Radian Asset commenced a declaratory judgment action in the U.S. District Court for the Southern District of Mississippi against Madison County, Mississippi and the Parkway East Public Improvement District to establish its rights under a contribution agreement from the County supporting certain special assessment bonds issued by the District and insured by Radian Asset (now AGC). As of March 31, 2016, $21 million of such bonds were outstanding. The County maintained that its payment obligation is limited to two years of annual debt service, while AGC contended the County’s obligations under the contribution agreement continue so long as the bonds remain outstanding. On April 27, 2016, the Court granted AGC's motion for summary judgment, agreeing with AGC's interpretation of the County's obligations. The Court's action is subject to appeal.

Triple-X Life Insurance Transactions

In December 2008, AGUK filed an action in the Supreme Court of the State of New York against J.P. Morgan Investment Management Inc. (“JPMIM”), the investment manager for a triple-X life insurance transaction, Orkney Re II plc ("Orkney"), involving securities guaranteed by AGUK. The action alleges that JPMIM engaged in breaches of fiduciary duty, gross negligence and breaches of contract based upon its handling of the Orkney investments. After AGUK’s claims were dismissed with prejudice in January 2010, AGUK was successful in its subsequent motions and appeals and, as of December 2011, all of AGUK’s claims for breaches of fiduciary duty, gross negligence and contract were reinstated in full. On January 22, 2016, AGUK filed a motion for partial summary judgment with respect to one of its claims for breach of contract relating to a failure to invest in compliance with the Delaware insurance code. Discovery was completed on February 22, 2016.

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

Net Earned Premiums

	First Quarter
	2016	2015
	(in millions)
Scheduled net earned premiums	$91	$96
Acceleration of net earned premiums (1)	89	41
Accretion of discount on net premiums receivable	3	4
Financial guaranty insurance net earned premiums	183	141
Other	0	1
Net earned premiums (2)	$183	$142
 ___________________

(1)	Reflects the unscheduled refunding or termination of the insurance on an insured obligation as well as changes in scheduled earnings due to changes in the expected lives of the insured obligations.

(2)	Excludes $5 million and $5 million for First Quarter 2016 and 2015, respectively, related to consolidated FG VIEs.

Components of Unearned Premium Reserve

	As of March 31, 2016			As of December 31, 2015
	Gross	Ceded	Net(1)	Gross	Ceded	Net(1)
	(in millions)
Deferred premium revenue	3,829	241	3,588	4,008	238	3,770
Contra-paid (2)	(19)	(5)	(14)	(12)	(6)	(6)
Unearned premium reserve	$3,810	$236	$3,574	$3,996	$232	$3,764
 ____________________

(1)	Excludes $105 million and $110 million of deferred premium revenue, and $29 million and $30 million of contra-paid related to FG VIEs as of March 31, 2016 and December 31, 2015, respectively.

(2)	See "Financial Guaranty Insurance Losses– Insurance Contracts' Loss Information" below for an explanation of "contra-paid".

Gross Premium Receivable,
Net of Commissions on Assumed Business
Roll Forward

	First Quarter
	2016	2015
	(in millions)
Beginning of period, December 31	$693	$729
Gross premium written, net of commissions on assumed business	41	36
Gross premiums received, net of commissions on assumed business	(49)	(36)
Adjustments:
Changes in the expected term	(22)	(6)
Accretion of discount, net of commissions on assumed business	0	5
Foreign exchange translation	(1)	(25)
Consolidation/deconsolidation of FG VIEs	0	(4)
End of period, March 31 (1)	$662	$699
____________________

(1)
Excludes $16 million and $22 million as of March 31, 2016 and March 31, 2015, respectively, related to consolidated FG VIEs. Excludes $1 million related to non-financial guaranty line of business as of March 31, 2015.

Foreign exchange translation relates to installment premium receivables denominated in currencies other than the U.S. dollar. Approximately 55%, 52% and 49% of installment premiums at March 31, 2016, December 31, 2015 and March 31, 2015, respectively, are denominated in currencies other than the U.S. dollar, primarily the Euro and British Pound Sterling.

The timing and cumulative amount of actual collections may differ from expected collections in the tables below due to factors such as foreign exchange rate fluctuations, counterparty collectability issues, accelerations, commutations and changes in expected lives.

Expected Collections of
Financial Guaranty Insurance Gross Premiums Receivable,
Net of Commissions on Assumed Business
(Undiscounted)

As of March 31, 2016
(in millions)
2016 (April 1 – June 30)	$31
2016 (July 1 – September 30)	18
2016 (October 1 – December 31)	17
2017	66
2018	58
2019	55
2020	55
2021-2025	222
2026-2030	147
2031-2035	103
After 2035	82
Total(1)	$854
 ____________________

(1)	Excludes expected cash collections on FG VIEs of $20 million.

Scheduled Financial Guaranty Insurance Net Earned Premiums

As of March 31, 2016
(in millions)
2016 (April 1 – June 30)	$92
2016 (July 1 – September 30)	89
2016 (October 1 – December 31)	85
2017	313
2018	290
2019	264
2020	245
2021-2025	955
2026-2030	610
2031-2035	363
After 2035	282
Net deferred premium revenue(1)	3,588
Future accretion	179
Total future net earned premiums	$3,767
 ____________________

(1)	Excludes scheduled net earned premiums on consolidated FG VIEs of $105 million.

Selected Information for Financial Guaranty Insurance
Policies Paid in Installments

	As of March 31, 2016	As of December 31, 2015
	(dollars in millions)
Premiums receivable, net of commission payable	$662	$693
Gross deferred premium revenue	1,156	1,240
Weighted-average risk-free rate used to discount premiums	3.1%	3.1%
Weighted-average period of premiums receivable (in years)	9.4	9.4

Financial Guaranty Insurance Losses

Insurance Contracts' Loss Information

The following table provides information on loss and LAE reserves and salvage and subrogation recoverable, net of reinsurance. The Company used weighted average risk-free rates for U.S. dollar denominated financial guaranty insurance obligations that ranged from 0.0% to 2.88% as of March 31, 2016 and 0.0% to 3.25% as of December 31, 2015. Financial guaranty insurance expected LAE reserve was $8 million as of March 31, 2016 and $10 million as of December 31, 2015.

Loss and LAE Reserve and Salvage and Subrogation Recoverable
Net of Reinsurance
Insurance Contracts

	As of March 31, 2016			As of December 31, 2015
	Loss and LAE Reserve, net	Salvage and Subrogation Recoverable, net	Net Reserve (Recoverable)	Loss and LAE Reserve, net	Salvage and Subrogation Recoverable, net	Net Reserve (Recoverable)
	(in millions)
Public Finance:
U.S. public finance	$695	$7	$688	$604	$7	$597
Non-U.S. public finance	27	—	27	25	—	25
Public Finance	722	7	715	629	7	622
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	2	—	2	2	—	2
Alt-A first lien	35	73	(38)	46	—	46
Option ARM	10	51	(41)	13	42	(29)
Subprime	161	21	140	169	21	148
First lien	208	145	63	230	63	167
Second lien	34	49	(15)	32	53	(21)
Total U.S. RMBS	242	194	48	262	116	146
Triple-X life insurance transactions	85	—	85	82	—	82
Student loans	30	—	30	51	—	51
Other structured finance	32	—	32	48	—	48
Structured Finance	389	194	195	443	116	327
Subtotal	1,111	201	910	1,072	123	949
Other recoverables	—	3	(3)	—	3	(3)
Subtotal	1,111	204	907	1,072	126	946
Effect of consolidating FG VIEs	(71)	—	(71)	(74)	0	(74)
Total (1)	$1,040	$204	$836	$998	$126	$872
____________________

(1)	See “Components of Net Reserves (Salvage)” table for loss and LAE reserve and salvage and subrogation recoverable components.

Components of Net Reserves (Salvage)

	As of March 31, 2016	As of December 31, 2015
	(in millions)
Loss and LAE reserve	$1,112	$1,067
Reinsurance recoverable on unpaid losses	(72)	(69)
Loss and LAE reserve, net	1,040	998
Salvage and subrogation recoverable	(206)	(126)
Salvage and subrogation payable(1)	5	3
Other recoverables	(3)	(3)
Salvage and subrogation recoverable, net and other recoverable	(204)	(126)
Net reserves (salvage)	$836	$872
____________________

(1)	Recorded as a component of reinsurance balances payable.

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

Reconciliation of Net Expected Loss to be Paid and
Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of March 31, 2016
(in millions)
Net expected loss to be paid - financial guaranty insurance (1)	$1,210
Contra-paid, net	14
Salvage and subrogation recoverable, net of reinsurance	201
Loss and LAE reserve - financial guaranty insurance contracts, net of reinsurance	(1,038)
Other recoveries	2
Net expected loss to be expensed (present value) (2)	$389
____________________

(1)	See "Net Expected Loss to be Paid (Recovered) by Accounting Model" table in Note 5, Expected Loss to be Paid.

(2)	Excludes $74 million as of March 31, 2016, related to consolidated FG VIEs.

The following table provides a schedule of the expected timing of net expected losses to be expensed. The amount and timing of actual loss and LAE may differ from the estimates shown below due to factors such as accelerations, commutations, changes in expected lives and updates to loss estimates. This table excludes amounts related to FG VIEs, which are eliminated in consolidation.

Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of March 31, 2016
(in millions)
2016 (April 1 – June 30)	$11
2016 (July 1 – September 30)	10
2016 (October 1 – December 31)	9
Subtotal 2016	30
2017	34
2018	33
2019	30
2020	27
2021-2025	100
2026-2030	70
2031-2035	45
After 2035	20
Net expected loss to be expensed	389
Future accretion	156
Total expected future loss and LAE	$545

The following table presents the loss and LAE recorded in the consolidated statements of operations by sector for insurance contracts. Amounts presented are net of reinsurance.

Loss and LAE
Reported on the
Consolidated Statements of Operations

	First Quarter
	2016	2015
	(in millions)
Public Finance:
U.S. public finance	$97	$13
Non-U.S. public finance	0	5
Public finance	97	18
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	0	0
Alt-A first lien	8	(2)
Option ARM	(14)	(1)
Subprime	4	0
First lien	(2)	(3)
Second lien	13	10
Total U.S. RMBS	11	7
Triple-X life insurance transactions	3	6
Student loans	(14)	(6)
Other structured finance	0	(2)
Structured finance	0	5
Loss and LAE on insurance contracts before FG VIE consolidation	97	23
Effect of consolidating FG VIEs	(7)	(5)
Loss and LAE	$90	$18

The following table provides information on financial guaranty insurance contracts categorized as BIG.

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of March 31, 2016

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks(1)	202	(43)	86	(14)	129	(45)	417	—	417
Remaining weighted-average contract period (in years)	10.1	7.4	13.1	10.4	7.2	5.4	10.6	—	10.6
Outstanding exposure:
Principal	$7,084	$(499)	$4,461	$(446)	$3,145	$(207)	$13,538	$—	$13,538
Interest	3,764	(214)	3,058	(233)	962	(44)	7,293	—	7,293
Total(2)	$10,848	$(713)	$7,519	$(679)	$4,107	$(251)	$20,831	$—	$20,831
Expected cash outflows (inflows)	$337	$(28)	$1,418	$(77)	$1,372	$(58)	$2,964	$(345)	$2,619
Potential recoveries
Undiscounted R&W	97	(2)	(42)	1	(88)	5	(29)	6	(23)
Other(3)	(590)	16	(250)	10	(631)	25	(1,420)	190	(1,230)
Total potential recoveries	(493)	14	(292)	11	(719)	30	(1,449)	196	(1,253)
Subtotal	(156)	(14)	1,126	(66)	653	(28)	1,515	(149)	1,366
Discount	153	(3)	(288)	14	29	(94)	(189)	33	(156)
Present value of expected cash flows	$(3)	$(17)	$838	$(52)	$682	$(122)	$1,326	$(116)	$1,210
Deferred premium revenue	$280	$(10)	$156	$(7)	$380	$(33)	$766	$(96)	$670
Reserves (salvage)	$(96)	$(12)	$717	$(47)	$352	$(8)	$906	$(71)	$835

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

(2)	Includes BIG amounts related to FG VIEs.

(3)	Includes excess spread.

Ratings Impact on Financial Guaranty Business

A downgrade of one of AGL’s insurance subsidiaries may result in increased claims under financial guaranties issued by the Company, if the insured obligors were unable to pay.

For example, AGM has issued financial guaranty insurance policies in respect of the obligations of municipal obligors under interest rate swaps. AGM insures periodic payments owed by the municipal obligors to the bank counterparties. In certain cases, AGM also insures termination payments that may be owed by the municipal obligors to the bank counterparties. If (i) AGM has been downgraded below the rating trigger set forth in a swap under which it has insured the termination payment, which rating trigger varies on a transaction by transaction basis; (ii) the municipal obligor has the right to cure by, but has failed in, posting collateral, replacing AGM or otherwise curing the downgrade of AGM; (iii) the transaction documents include as a condition that an event of default or termination event with respect to the municipal obligor has occurred, such as the rating of the municipal obligor being downgraded past a specified level, and such condition has been met; (iv) the bank counterparty has elected to terminate the swap; (v) a termination payment is payable by the municipal obligor; and (vi) the municipal obligor has failed to make the termination payment payable by it, then AGM would be required to pay the termination payment due by the municipal obligor, in an amount not to exceed the policy limit set forth in the financial guaranty insurance policy. At AGM's current financial strength ratings, if the conditions giving rise to the obligation of AGM to make a termination payment under the swap termination policies were all satisfied, then AGM could pay claims in an amount not exceeding approximately $176 million in respect of such termination payments. Taking into consideration whether the rating of the municipal obligor is below any applicable specified trigger, if the financial strength ratings of AGM were further downgraded below "A" by S&P or below "A2" by Moody's, and the conditions giving rise to the obligation of AGM to make a payment under the swap policies were all satisfied, then AGM could pay claims in an additional amount not exceeding approximately $430 million in respect of such termination payments.

As another example, with respect to variable rate demand obligations ("VRDOs") for which a bank has agreed to provide a liquidity facility, a downgrade of AGM or AGC may provide the bank with the right to give notice to bondholders that the bank will terminate the liquidity facility, causing the bondholders to tender their bonds to the bank. Bonds held by the bank accrue interest at a “bank bond rate” that is higher than the rate otherwise borne by the bond (typically the prime rate plus 2.00% — 3.00%, and capped at the lesser of 25% and the maximum legal limit). In the event the bank holds such bonds for longer than a specified period of time, usually 90-180 days, the bank has the right to demand accelerated repayment of bond principal, usually through payment of equal installments over a period of not less than five years. In the event that a municipal obligor is unable to pay interest accruing at the bank bond rate or to pay principal during the shortened amortization period, a claim could be submitted to AGM or AGC under its financial guaranty policy. As of March 31, 2016, AGM and AGC had insured approximately $5.5 billion net par of VRDOs, of which approximately $0.3 billion of net par constituted VRDOs issued by municipal obligors rated BBB- or lower pursuant to the Company’s internal rating. The specific terms relating to the rating levels that trigger the bank’s termination right, and whether it is triggered by a downgrade by one rating agency or a downgrade by all rating agencies then rating the insurer, vary depending on the transaction.

In addition, AGM may be required to pay claims in respect of AGMH’s former financial products business if Dexia SA and its affiliates, from which the Company had purchased AGMH and its subsidiaries, do not comply with their obligations following a downgrade of the financial strength rating of AGM. Most of the guaranteed investment contracts ("GICs") insured by AGM allow the GIC holder to terminate the GIC and withdraw the funds in the event of a downgrade of AGM below A3 or A-, with no right of the GIC issuer to avoid such withdrawal by posting collateral or otherwise enhancing its credit. Each GIC contract stipulates the thresholds below which the GIC issuer must post eligible collateral, along with the types of securities eligible for posting and the collateralization percentage applicable to each security type. These collateralization percentages range from 100% of the GIC balance for cash posted as collateral to, typically, 108% for asset-backed securities. If the entire aggregate accreted GIC balance of approximately $1.7 billion as of March 31, 2016 were terminated, the assets of the GIC issuers (which had an aggregate market value which exceed the liabilities by $0.8 billion) would be sufficient to fund the withdrawal of the GIC funds.

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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company may refine its methodologies and assumptions. During First Quarter 2016, no changes were made to the Company’s valuation models that had or are expected to have, a material impact on the Company’s consolidated balance sheets or statements of operations and comprehensive income.

The Company’s methods for calculating fair value produce a fair value that may not be indicative of net realizable value or reflective of future fair values. The use of different methodologies or assumptions to determine fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The categorization within the fair value hierarchy is determined based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Company estimates of market assumptions. The fair value hierarchy prioritizes model inputs into three broad levels as follows, with Level 1 being the highest and Level 3 the lowest. An asset or liability’s categorization is based on the lowest level of significant input to its valuation.

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

Short-term investments, that are traded in active markets, are classified within Level 1 in the fair value hierarchy and their value is based on quoted market prices. Securities such as discount notes are classified within Level 2 because these securities are typically not actively traded due to their approaching maturity and, as such, their cost approximates fair value. Short term securities that were obtained as part of loss mitigation efforts and whose prices were determined based on models, where at least one significant model assumption or input is unobservable, are considered to be Level 3 in the fair value hierarchy.

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

As of March 31, 2016, the Company used models to price 36 fixed-maturity securities (which were purchased or obtained for loss mitigation or other risk management purposes), which were 9.8% or $1,080 million of the Company’s fixed-maturity securities and short-term investments at fair value. Most Level 3 securities were priced with the assistance of an independent third-party. The pricing is based on a discounted cash flow approach using the third-party’s proprietary pricing models. The models use inputs such as projected prepayment speeds;  severity assumptions; recovery lag assumptions; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price depreciation/appreciation rates based on macroeconomic forecasts and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the bond including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs could materially change the expected timing of cash flows within these securities which is a significant factor in determining the fair value of the securities.

Other Invested Assets

As of March 31, 2016 and December 31, 2015, other invested assets include investments carried and measured at fair value on a recurring basis of $53 million and $53 million, respectively, and include primarily an investment in the global property catastrophe risk market and an investment in a fund that invests primarily in senior loans and bonds. Fair values for the majority of these investments are based on their respective net asset value ("NAV") per share or equivalent. Other invested assets also include fixed-maturity securities classified as trading carried as Level 2.

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

 Supplemental Executive Retirement Plans

The Company classifies the fair value measurement of the assets of the Company's various supplemental executive retirement plans as either Level 1 or Level 2. The fair value of these assets is valued based on the observable published daily values of the underlying mutual fund included in the aforementioned plans (Level 1) or based upon the NAV of the funds if a published daily value is not available (Level 2). The NAV are based on observable information.

Financial Guaranty Contracts Accounted for as Credit Derivatives

The Company’s credit derivatives consist primarily of insured CDS contracts, and also include interest rate swaps and hedges on other financial guarantors that fall under derivative accounting standards requiring fair value accounting through the statement of operations. The following is a description of the fair value methodology applied to the Company's insured credit default swaps that are accounted for as credit derivatives, which constitute the vast majority of the net credit derivative liability in the consolidated balance sheets. The Company did not enter into CDS with the intent to trade these contracts and the Company may not unilaterally terminate a CDS contract absent an event of default or termination event that entitles the Company to terminate such contracts; however, the Company has mutually agreed with various counterparties to terminate certain CDS transactions. Such terminations generally are not completed at fair value but instead for an amount that approximates the present value of future premiums or for a negotiated amount.

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

The fair value of the Company’s credit derivative contracts represents the difference between the present value of remaining premiums the Company expects to receive or pay and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge or pay at the reporting date for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the CDS contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. Consistent with previous years, market conditions at March 31, 2016 were such that market prices of the Company’s CDS contracts were not available.

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

The rates used to discount future expected premium cash flows ranged from 0.44% to 2.06% at March 31, 2016 and 0.44% to 2.51% at December 31, 2015.

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

•	Actual collateral specific credit spreads (if up-to-date and reliable market-based spreads are available).

•	Deals priced or closed during a specific quarter within a specific asset class and specific rating. No transactions closed during the periods presented.

•	Credit spreads interpolated based upon market indices.

•	Credit spreads provided by the counterparty of the CDS.

•	Credit spreads extrapolated based upon transactions of similar asset classes, similar ratings, and similar time to maturity.

Information by Credit Spread Type (1)

	As of March 31, 2016	As of December 31, 2015
Based on actual collateral specific spreads	14%	13%
Based on market indices	72%	73%
Provided by the CDS counterparty	14%	14%
Total	100%	100%
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

The premium the Company receives is referred to as the “net spread.” The Company’s pricing model takes into account not only how credit spreads on risks that it assumes affect pricing, but also how the Company’s own credit spread affects the pricing of its deals. The Company’s own credit risk is factored into the determination of net spread based on the impact of changes in the quoted market price for credit protection bought on the Company, as reflected by quoted market prices on CDS referencing AGC or AGM. For credit spreads on the Company’s name the Company obtains the quoted price of CDS contracts traded on AGC and AGM from market data sources published by third parties. The cost to acquire CDS protection referencing AGC or AGM affects the amount of spread on CDS deals that the Company retains and, hence, their fair value. As the cost to acquire CDS protection referencing AGC or AGM increases, the amount of premium the Company retains on a deal generally decreases. As the cost to acquire CDS protection referencing AGC or AGM decreases, the amount of premium the Company retains on a deal generally increases. In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts. Given the current market conditions and the Company’s own credit spreads, approximately 18% and 20% based on number of deals, of the Company's CDS contracts are fair valued using this minimum premium as of March 31, 2016 and December 31, 2015, respectively. The percentage of deals that price using the minimum premiums fluctuates due to changes in AGM's and AGC's credit spreads. In general when AGM's and AGC's credit spreads narrow, the cost to hedge AGM's and AGC's name declines and more transactions price above previously established floor levels. Meanwhile, when AGM's and AGC's credit spreads widen, the cost to hedge AGM's and AGC's name increases causing more transactions to price at previously established floor levels. The Company corroborates the assumptions in its fair value model, including the portion of exposure to AGC and AGM hedged by its counterparties, with independent third parties each reporting period. The current level of AGC’s and AGM’s own credit spread has resulted in the bank or deal originator hedging a significant portion of its exposure to AGC and AGM. This reduces the amount of contractual cash flows AGC and AGM can capture as premium for selling its protection.

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

The primary weaknesses of the Company’s CDS modeling techniques are:

•	There is no exit market or actual exit transactions. Therefore the Company’s exit market is a hypothetical one based on the Company’s entry market.

•	There is a very limited market in which to validate the reasonableness of the fair values developed by the Company’s model.

•	The markets for the inputs to the model were highly illiquid, which impacts their reliability.

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

Other Invested Assets

The other invested assets not carried at fair value consist primarily of investments in a guaranteed investment contract for future claims payments. The fair value of the investments in the guaranteed investment contract approximated their carrying value due to their short term nature. The fair value measurement of the investments in the guaranteed investment contract was classified as Level 2 in the fair value hierarchy.

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
As of March 31, 2016

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed-maturity securities
Obligations of state and political subdivisions	$5,776	$—	$5,769	$7
U.S. government and agencies	405	—	405	—
Corporate securities	1,525	—	1,451	74
Mortgage-backed securities:
RMBS	1,239	—	879	360
CMBS	556	—	556	—
Asset-backed securities	811	—	172	639
Foreign government securities	276	—	276	—
Total fixed-maturity securities	10,588	—	9,508	1,080
Short-term investments	459	332	127	—
Other invested assets (1)	12	—	5	7
Credit derivative assets	55	—	—	55
FG VIEs’ assets, at fair value	1,191	—	—	1,191
Other assets	93	26	21	46
Total assets carried at fair value	$12,398	$358	$9,661	$2,379
Liabilities:
Credit derivative liabilities	$489	$—	$—	$489
FG VIEs’ liabilities with recourse, at fair value	1,165	—	—	1,165
FG VIEs’ liabilities without recourse, at fair value	119	—	—	119
Total liabilities carried at fair value	$1,773	$—	$—	$1,773

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2015

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
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
____________________

(1)
Excluded from the table above are investments funds of $45 million and $45 million as of March 31, 2016 and December 31, 2015, respectively, measured using NAV per share. Includes Level 3 mortgage loans that are recorded at fair value on a non-recurring basis.

Changes in Level 3 Fair Value Measurements

The table below presents a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during First Quarter 2016 and 2015.

Fair Value Level 3 Rollforward
Recurring Basis
First Quarter 2016

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		Short-Term Investments		FG VIEs’ Assets at Fair Value		Other Assets (8)		Credit Derivative Asset (Liability), net(5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2015	$8		$71		$348		$657		$60		$1,261		$65		$(365)		$(1,225)		$(124)
Total pretax realized and unrealized gains/(losses) recorded in: (1)
Net income (loss)	0	(2)	2	(2)	(2)	(2)	1	(2)	0	(2)	(4)	(3)	(16)	(4)	(60)	(6)	21	(3)	2	(3)
Other comprehensive income (loss)	0		1		(5)		(5)		0		—		0		—		—		—
Purchases	—		—		34		—		—		—		—		—		—		—
Settlements	(1)		—		(15)		(14)		(60)		(66)		—		(9)		39		3
FG VIE consolidations	—		—		—		—		—		—		—		—		—		—
FG VIE deconsolidations	—		—		0		—		—		0		—		—		0		—
Fair value as of March 31, 2016	$7		$74		$360		$639		$—		$1,191		$49		$(434)		$(1,165)		$(119)
Change in unrealized gains/(losses) related to financial instruments held as of March 31, 2016	$0		$1		$(6)		$(5)		$—		$4		$(16)		$(79)		$21		$1

Fair Value Level 3 Rollforward
Recurring Basis
First Quarter 2015

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets at Fair Value		Other Assets (8)		Credit Derivative Asset (Liability), net(5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2014	$38		$79		$425		$228		$1,398		$37		$(895)		$(1,277)		$(142)
Total pretax realized and unrealized gains/(losses) recorded in: (1)
Net income (loss)	3	(2)	2	(2)	9	(2)	(2)	(2)	23	(3)	2	(4)	124	(6)	93	(3)	(5)	(3)
Other comprehensive income (loss)	(2)		(2)		5		1		—		1		—		—		—
Purchases	—		—		9		—		—		—		—		—		—
Settlements	(31)	(7)	—		(65)		(1)		(30)		—		(11)		37		2
FG VIE consolidations	—		—		—		—		104		—		—		(131)		—
FG VIE deconsolidations	—		—		—		—		—		—		—		—		—
Fair value as of March 31, 2015	$8		$79		$383		$226		$1,495		$40		$(782)		$(1,278)		$(145)
Change in unrealized gains/(losses) related to financial instruments held as of March 31, 2015	$0		$(2)		$7		$1		$34		$3		$103		$(6)		$(4)
 ____________________

(1)
Realized and unrealized gains (losses) from changes in values of Level 3 financial instruments represent gains (losses) from changes in values of those financial instruments only for the periods in which the instruments were classified as Level 3.

(2)	Included in net realized investment gains (losses) and net investment income.

(3)	Included in fair value gains (losses) on FG VIEs.

(4)	Recorded in fair value gains (losses) on CCS, net investment income and other income.

(5)	Represents net position of credit derivatives. The consolidated balance sheet presents gross assets and liabilities based on net counterparty exposure.

(6)	Reported in net change in fair value of credit derivatives.

(7)	Primarily non-cash transaction.

(8)	Includes CCS and other invested assets.

Level 3 Fair Value Disclosures

Quantitative Information About Level 3 Fair Value Inputs
At March 31, 2016

Financial Instrument Description (1)	Fair Value at March 31, 2016 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Assets (2):
Fixed-maturity securities (3):
Corporate securities	$74	Yield	20.2%

RMBS	360	CPR	1.0%	-	9.8%	2.8%
		CDR	4.8%	-	12.8%	9.7%
		Loss severity	65.0%	-	100.0%	78.0%
		Yield	3.9%	-	8.9%	6.0%
Asset-backed securities:
Investor owned utility	71	Cash flow receipts	100.0%
		Collateral recovery period	2.7 years
		Discount factor	7.0%

Triple-X life insurance transactions	321	Yield	3.5%	-	7.3%	4.9%

Collateralized debt obligations ("CDO")	247	Yield	15.0%

FG VIEs’ assets, at fair value	1,191	CPR	2.5%	-	8.6%	5.1%
		CDR	1.2%	-	23.1%	5.6%
		Loss severity	40.0%	-	100.0%	86.8%
		Yield	3.5%	-	20.9%	6.8%

Other assets	46	Quotes from third party pricing	$51	-	$54	$53
		Term (years)	5 years

Financial Instrument Description (1)	Fair Value at March 31, 2016 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding

Liabilities:
Credit derivative liabilities, net	(434)	Year 1 loss estimates	0.0%	-	41.0%	0.8%
		Hedge cost (in bps)	25.5	-	231.8	52.8
		Bank profit (in bps)	3.8	-	1,544.4	112.3
		Internal floor (in bps)	7.0	-	100.0	18.2
		Internal credit rating	AAA	-	CCC	AA+

FG VIEs’ liabilities, at fair value	(1,284)	CPR	2.5%	-	8.6%	5.1%
		CDR	1.2%	-	23.1%	5.6%
		Loss severity	40.0%	-	100.0%	86.8%
		Yield	3.5%	-	20.9%	5.9%
___________________

(1)	Discounted cash flow is used as valuation technique for all financial instruments.

(2)	Excludes several investments recorded in other invested assets with fair value of $7 million.

(3)	Excludes obligations of state and political subdivisions investments with fair value of $7 million.

Quantitative Information About Level 3 Fair Value Inputs
At December 31, 2015

Financial Instrument Description (1)	Fair Value at December 31, 2015 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Assets (2):
Fixed-maturity securities (3):
Corporate securities	71	Yield	21.8%

RMBS	348	CPR	0.3%	-	9.0%	2.6%
		CDR	2.7%	-	9.3%	7.0%
		Loss severity	60.0%	-	100.0%	74.0%
		Yield	4.7%	-	8.2%	6.0%
Asset-backed securities:
Investor owned utility	69	Cash flow receipts	100.0%
		Collateral recovery period	2.9 years
		Discount factor	7.0%

Triple-X life insurance transactions	329	Yield	3.5%	-	7.5%	5.0%

CDO	259	Yield	20.0%

Short-term investments	60	Yield	17.0%

FG VIEs’ assets, at fair value	1,261	CPR	0.3%	-	9.2%	3.9%
		CDR	1.2%	-	16.0%	4.7%
		Loss severity	40.0%	-	100.0%	85.9%
		Yield	1.9%	-	20.0%	6.4%

Other assets	62	Quotes from third party pricing	$44	-	$46	$45
		Term (years)	5 years

Financial Instrument Description (1)	Fair Value at December 31, 2015 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding

Liabilities:
Credit derivative liabilities, net	(365)	Year 1 loss estimates	0.0%	-	41.0%	0.6%
		Hedge cost (in bps)	32.8	-	282.0	66.3
		Bank profit (in bps)	3.8	-	1,017.5	110.8
		Internal floor (in bps)	7.0	-	100.0	16.8
		Internal credit rating	AAA	-	CCC	AA+

FG VIEs’ liabilities, at fair value	(1,349)	CPR	0.3%	-	9.2%	3.9%
		CDR	1.2%	-	16.0%	4.7%
		Loss severity	40.0%	-	100.0%	85.9%
		Yield	1.9%	-	20.0%	5.6%
____________________

(1)	Discounted cash flow is used as valuation technique for all financial instruments.

(2)	Excludes several investments recorded in other invested assets with fair value of $7 million.

(3)	Excludes obligations of state and political subdivisions investments with fair value of $8 million.

The carrying amount and estimated fair value of the Company’s financial instruments are presented in the following table.
Fair Value of Financial Instruments

	As of March 31, 2016		As of December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets:
Fixed-maturity securities	$10,588	$10,588	$10,627	$10,627
Short-term investments	459	459	396	396
Other invested assets (1)	150	152	150	152
Credit derivative assets	55	55	81	81
FG VIEs’ assets, at fair value	1,191	1,191	1,261	1,261
Other assets	211	211	206	206
Liabilities:
Financial guaranty insurance contracts (2)	3,804	9,500	3,998	8,712
Long-term debt	1,302	1,500	1,300	1,512
Credit derivative liabilities	489	489	446	446
FG VIEs’ liabilities with recourse, at fair value	1,165	1,165	1,225	1,225
FG VIEs’ liabilities without recourse, at fair value	119	119	124	124
Other liabilities	73	73	9	9
____________________

(1)
Includes investments not carried at fair value with a carrying value of $93 million and $93 million as of March 31, 2016 and December 31, 2015, respectively. Excludes investments carried under the equity method.

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

Credit Derivative Net Par Outstanding by Sector

The estimated remaining weighted average life of credit derivatives was 5.0 years at March 31, 2016 and 5.4 years at December 31, 2015. The components of the Company’s credit derivative net par outstanding are presented below.

Credit Derivatives
Subordination and Ratings

	As of March 31, 2016				As of December 31, 2015
Asset Type	Net Par Outstanding	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Rating	Net Par Outstanding	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Rating
	(dollars in millions)
Pooled corporate obligations:
Collateralized loan obligation/collateral bond obligations	$5,197	30.7%	42.8%	AAA	$5,873	30.9%	42.3%	AAA
Synthetic investment grade pooled corporate	7,127	21.7	19.4	AAA	7,108	21.7	19.4	AAA
TruPS CDOs	3,394	45.6	42.9	A-	3,429	45.8	42.6	A-
Market value CDOs of corporate obligations	1,113	17.0	27.8	AAA	1,113	17.0	30.1	AAA
Total pooled corporate obligations	16,831	29.0	31.9	AAA	17,523	29.2	32.3	AAA
U.S. RMBS:
Option ARM and Alt-A first lien	336	10.5	12.8	AA-	351	10.5	12.7	AA-
Subprime first lien	951	27.7	45.0	AA	981	27.7	45.2	AA
Prime first lien	169	10.9	0.0	BB	177	10.9	0.0	BB
Closed-end second lien	16	—	—	CCC	17	—	—	CCC
Total U.S. RMBS	1,472	24.1	37.3	A+	1,526	24.1	37.4	A+
CMBS	496	44.7	53.8	AAA	530	44.8	52.6	AAA
Other	6,067	—	—	A	6,015	—	—	A
Total	$24,866			AA+	$25,594			AA+
____________________

(1)	Represents the sum of subordinate tranches and over-collateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

Except for TruPS CDOs, the Company’s exposure to pooled corporate obligations is highly diversified in terms of obligors and industries. Most pooled corporate transactions are structured to limit exposure to any given obligor and industry. The majority of the Company’s pooled corporate exposure consists of collateralized loan obligation ("CLO") or synthetic pooled corporate obligations. Most of these CLOs have an average obligor size of less than 1% of the total transaction and typically restrict the maximum exposure to any one industry to approximately 10%. The Company’s exposure also benefits from embedded credit enhancement in the transactions which allows a transaction to sustain a certain level of losses in the underlying collateral, further insulating the Company from industry specific concentrations of credit risk on these deals.

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

The Company’s exposure to “Other” CDS contracts is also highly diversified. It includes $1.8 billion of exposure to one pooled infrastructure transaction comprising diversified pools of international infrastructure project transactions and loans to regulated utilities. These pools were all structured with underlying credit enhancement sufficient for the Company to attach at AAA levels at origination. The remaining $4.3 billion of exposure in “Other” CDS contracts comprises numerous deals across various asset classes, such as commercial receivables, international RMBS, infrastructure, regulated utilities and consumer receivables.

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	As of March 31, 2016		As of December 31, 2015
Ratings	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
AAA	$14,302	57.5%	$14,808	57.9%
AA	4,624	18.6	4,821	18.8
A	2,253	9.1	2,144	8.4
BBB	2,108	8.5	2,212	8.6
BIG	1,579	6.3	1,609	6.3
Credit derivative net par outstanding	$24,866	100.0%	$25,594	100.0%

Fair Value of Credit Derivatives

Net Change in Fair Value of Credit Derivatives Gain (Loss)

	First Quarter
	2016	2015
	(in millions)
Realized gains on credit derivatives	$10	$23
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	(2)	(2)
Realized gains (losses) and other settlements on credit derivatives	8	21
Net change in unrealized gains (losses) on credit derivatives:
Pooled corporate obligations	(48)	17
U.S. RMBS	(15)	75
CMBS	0	0
Other	(5)	11
Net change in unrealized gains (losses) on credit derivatives	(68)	103
Net change in fair value of credit derivatives	$(60)	$124

Net Par and Realized Gains
from Terminations and Settlements of Credit Derivative Contracts

	First Quarter
	2016	2015
	(in millions)
Net par of terminated credit derivative contracts	$—	$93
Realized gains on credit derivatives	0	11

During First Quarter 2016, unrealized fair value losses were generated primarily in the trust preferred, and U.S. RMBS prime first lien and subprime sectors, due to wider implied net spreads. The wider implied net spreads were primarily a result of the decreased cost to buy protection on AGC and AGM, particularly for the one year and five year CDS spreads. These transactions were pricing at or above their floor levels (or the minimum rate at which the Company would consider assuming these risks based on historical experience); therefore when the cost of purchasing CDS protection on AGC and AGM, which management refers to as the CDS spread on AGC and AGM, decreased the implied spreads that the Company would expect to receive on these transactions increased. Unrealized fair value losses in the Other Sector were generated primarily by a price decline on a hedge the Company has against another financial guarantor. These losses were partially offset by an unrealized fair value gain on a terminated toll road securitization.

During First Quarter 2015, unrealized fair value gains were generated primarily in the U.S. RMBS prime first lien and Option ARM sectors. The change in fair value of credit derivatives in First Quarter 2015 was primarily due to a refinement in methodology to address an instance in a U.S. RMBS transaction that changed from an expected loss to an expected recovery position. This refinement resulted in approximately $49 million in fair value gains in First Quarter 2015. In addition, there were unrealized gains in the TruPS CDO and Other sectors as result of price improvements on the underlying collateral. The changes in the Company’s CDS spreads did not have a material impact during the quarter.

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

CDS Spread on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of March 31, 2016	As of December 31, 2015	As of March 31, 2015	As of December 31, 2014
Five-year CDS spread:
AGC	307	376	317	323
AGM	309	366	341	325
One-year CDS spread
AGC	105	139	60	80
AGM	102	131	80	85

Fair Value of Credit Derivatives Assets (Liabilities)
and Effect of AGC and AGM
Credit Spreads

	As of March 31, 2016	As of December 31, 2015
	(in millions)
Fair value of credit derivatives before effect of AGC and AGM credit spreads	$(1,509)	$(1,448)
Plus: Effect of AGC and AGM credit spreads	1,075	1,083
Net fair value of credit derivatives (1)	$(434)	$(365)

The fair value of CDS contracts at March 31, 2016, before considering the implications of AGC’s and AGM’s credit spreads, is a direct result of continued wide credit spreads in the fixed income security markets and ratings downgrades. The asset classes that remain most affected are 2005-2007 vintages of prime first lien, Alt-A, Option ARM, subprime RMBS deals as well as TruPS and pooled corporate securities. Comparing March 31, 2016 with December 31, 2015, there was a widening of spreads primarily related to the Company's TruPS obligations which resulted in mark to market deterioration.

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

Net Fair Value and Expected Losses
of Credit Derivatives by Sector

	Fair Value of Credit Derivative Asset (Liability), net		Expected Loss to be (Paid) Recovered
Asset Type	As of March 31, 2016	As of December 31, 2015	As of March 31, 2016	As of December 31, 2015
	(in millions)
Pooled corporate obligations	$(131)	$(82)	$(4)	$(5)
U.S. RMBS	(113)	(98)	(33)	(38)
CMBS	0	0	—	—
Other	(190)	(185)	28	27
Total	$(434)	$(365)	$(9)	$(16)

Ratings Sensitivities of Credit Derivative Contracts

Within the Company's insured CDS portfolio, the transaction documentation for approximately $3.7 billion in CDS gross par insured as of March 31, 2016 requires AGC to post eligible collateral to secure its obligations to make payments under such contracts. Eligible collateral is generally cash or U.S. government or agency securities; eligible collateral other than cash is valued at a discount to the face amount.

•
For approximately $3.5 billion of such contracts, AGC has negotiated caps such that the posting requirement cannot exceed a certain fixed amount, regardless of the mark-to-market valuation of the exposure or the financial strength ratings of AGC. For such contracts, AGC need not post on a cash basis an aggregate of more than $575 million, although the value of the collateral posted may exceed such fixed amount depending on the advance rate agreed with the counterparty for the particular type of collateral posted.

•
For the remaining approximately $219 million of such contracts, AGC could be required from time to time to post additional collateral without such cap based on movements in the mark-to-market valuation of the underlying exposure.

As of March 31, 2016, the Company was posting approximately $308 million to secure its obligations under CDS, of which approximately $23 million related to the $219 million of notional described above, as to which the obligation to collateralize is not capped. In contrast, as of December 31, 2015, the Company was posting approximately $305 million to secure its obligations under CDS, of which approximately $23 million related to $221 million of notional as to which the obligation to collateralize was not capped. The obligation to post collateral could impair the Company's liquidity and results of operations.

Sensitivity to Changes in Credit Spread

The following table summarizes the estimated change in fair values on the net balance of the Company’s credit derivative positions assuming immediate parallel shifts in credit spreads on AGC and AGM and on the risks that they both assume.

Effect of Changes in Credit Spread
As of March 31, 2016

Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
100% widening in spreads	$(883)	$(449)
50% widening in spreads	(658)	(224)
25% widening in spreads	(547)	(113)
10% widening in spreads	(479)	(45)
Base Scenario	(434)	—
10% narrowing in spreads	(392)	42
25% narrowing in spreads	(329)	105
50% narrowing in spreads	(226)	208
 ____________________

(1)	Includes the effects of spreads on both the underlying asset classes and the Company’s own credit spread.

9.	Consolidated Variable Interest Entities

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

Number of FG VIEs Consolidated

	First Quarter
	2016	2015

Beginning of the period, December 31	34	32
Consolidated (1)	—	1
Deconsolidated (1)	(1)	—
End of the period, September 30	33	33
____________________

(1)
Net loss on deconsolidation was de minimis in First Quarter 2016, and net loss on consolidation was $26 million in First Quarter 2015, and recorded in “fair value gains (losses) on FG VIEs” in the consolidated statement of operations.

The total unpaid principal balance for the FG VIEs’ assets that were over 90 days or more past due was approximately $146 million at March 31, 2016 and $154 million at December 31, 2015. The aggregate unpaid principal of the FG VIEs’ assets was approximately $776 million greater than the aggregate fair value at March 31, 2016, excluding the effect of R&W settlements. The aggregate unpaid principal of the FG VIEs’ assets was approximately $804 million greater than the aggregate fair value at December 31, 2015, excluding the effect of R&W settlements.

The change in the instrument-specific credit risk of the FG VIEs’ assets held as of March 31, 2016 that was recorded in the consolidated statements of operations for First Quarter 2016 were gains of $34 million The change in the instrument-specific credit risk of the FG VIEs’ assets held as of March 31, 2015 that was recorded in the consolidated statements of operations for First Quarter 2015 were gains of $18 million. To calculate the instrument specific credit risk, the changes in the fair value of the FG VIE assets are allocated between changes that are due to the instrument specific credit risk and changes due to other factors, including interest rates. The instrument specific credit risk amount is determined by using expected contractual cash flows versus current expected cash flows discounted at original contractual rate. The net present value is calculated by discounting the expected cash flows of the underlying security, excluding the Company’s financial guaranty insurance, at the relevant effective interest rate.

The unpaid principal for FG VIE liabilities with recourse, which represent obligations insured by AGC or AGM, was $1,382 million and $1,436 million as of March 31, 2016 and December 31, 2015, respectively. FG VIE liabilities with recourse will mature at various dates ranging from 2025 to 2038. The aggregate unpaid principal balance of the FG VIE liabilities with and without recourse was approximately $407 million greater than the aggregate fair value of the FG VIEs’ liabilities as of March 31, 2016. The aggregate unpaid principal balance was approximately $423 million greater than the aggregate fair value of the FG VIEs' liabilities as of December 31, 2015.

The table below shows the carrying value of the consolidated FG VIEs’ assets and liabilities in the consolidated financial statements, segregated by the types of assets that collateralize their respective debt obligations for FG VIE liabilities with recourse.

Consolidated FG VIEs
By Type of Collateral

	As of March 31, 2016		As of December 31, 2015
	Assets	Liabilities	Assets	Liabilities
	(in millions)
With recourse:
U.S. RMBS first lien	$457	$495	$506	$521
U.S. RMBS second lien	189	250	194	273
Life insurance	339	339	347	347
Manufactured housing	81	81	84	84
Total with recourse	1,066	1,165	1,131	1,225
Without recourse	125	119	130	124
Total	$1,191	$1,284	$1,261	$1,349

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

Effect of Consolidating FG VIEs on Net Income,
Cash Flows From Operating Activities and Shareholders’ Equity

	First Quarter
	2016	2015
	(in millions)
Net earned premiums	$(5)	$(5)
Net investment income	(5)	(3)
Net realized investment gains (losses)	1	0
Fair value gains (losses) on FG VIEs	18	(7)
Loss and LAE	6	5
Effect on income before tax	15	(10)
Less: tax provision (benefit)	5	(4)
Effect on net income (loss)	$10	$(6)

Effect on cash flows from operating activities	$6	$18

	As of March 31, 2016	As of December 31, 2015
	(in millions)
Effect on shareholders’ equity (decrease) increase	$(12)	$(23)

Fair value gains (losses) on FG VIEs represent the net change in fair value on the consolidated FG VIEs’ assets and liabilities. During First Quarter 2016, the Company recorded a pre-tax net fair value gain on consolidated FG VIEs of $18 million. The primary driver of the gain was price appreciation on the FG VIE assets during the quarter resulting from improvements in the underlying collateral.

During First Quarter 2015, the Company recorded a pre-tax net fair value loss on consolidated FG VIEs of $7 million. The primary driver of the loss was a pre-tax net fair value loss of $26 million on the consolidation of one new FG VIE. The net fair value loss on consolidation was partially offset by price appreciation on the FG VIE assets during the quarter resulting from improvements in the underlying collateral.

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

Non-Consolidated VIEs

As of March 31, 2016 and December 31, 2015, the Company had financial guaranty contracts outstanding for approximately 720 and 750 VIEs, respectively, that it did not consolidate. To date, the Company’s analyses have indicated that it does not have a controlling financial interest in any other VIEs and, as a result, they are not consolidated. The Company’s exposure provided through its financial guaranties with respect to debt obligations of special purpose entities is included within net par outstanding in Note 4, Outstanding Exposure.

10.	Investments and Cash

Net Investment Income and Realized Gains (Losses)

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets. Accrued investment income, which is recorded in Other Assets, was $98 million and $99 million as of March 31, 2016 and December 31, 2015, respectively.

Net Investment Income

	First Quarter
	2016	2015
	(in millions)
Income from fixed-maturity securities managed by third parties	$79	$82
Income from internally managed securities:
Fixed maturities	17	15
Other	5	6
Gross investment income	101	103
Investment expenses	(2)	(2)
Net investment income	$99	$101

Net Realized Investment Gains (Losses)

	First Quarter
	2016	2015
	(in millions)
Gross realized gains on available-for-sale securities	$6	$24
Gross realized gains on other assets in investment portfolio	—	1
Gross realized losses on available-for-sale securities	(2)	(1)
Gross realized losses on other assets in investment portfolio	(1)	(1)
Other-than-temporary impairment	(16)	(7)
Net realized investment gains (losses)	$(13)	$16

The following table presents the roll-forward of the credit losses of fixed-maturity securities for which the Company has recognized an other-than-temporary-impairment and where the portion of the fair value adjustment related to other factors was recognized in other comprehensive income ("OCI").

Roll Forward of Credit Losses
in the Investment Portfolio

	First Quarter
	2016	2015
	(in millions)
Balance, beginning of period	$108	$124
Additions for credit losses on securities for which an other-than-temporary-impairment was not previously recognized	1	—
Reductions for securities sold and other settlement during the period	(2)	(21)
Additions for credit losses on securities for which an other-than-temporary-impairment was previously recognized	0	3
Balance, end of period	$107	$106

Investment Portfolio

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of March 31, 2016

Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI(2) Gain (Loss) on Securities with Other-Than-Temporary Impairment	Weighted Average Credit Rating (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	51%	$5,417	$360	$(1)	$5,776	$3	AA
U.S. government and agencies	4	379	26	0	405	—	AA+
Corporate securities	14	1,473	69	(17)	1,525	(11)	A-
Mortgage-backed securities(4):	0
RMBS	11	1,222	37	(20)	1,239	(13)	A
CMBS	5	531	25	0	556	—	AAA
Asset-backed securities	8	821	3	(13)	811	(11)	B+
Foreign government securities	3	280	5	(9)	276	—	AA+
Total fixed-maturity securities	96	10,123	525	(60)	10,588	(32)	A+
Short-term investments	4	459	0	0	459	—	AAA
Total investment portfolio	100%	$10,582	$525	$(60)	$11,047	$(32)	A+

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of December 31, 2015

Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Gain (Loss) on Securities with Other-Than-Temporary Impairment	Weighted Average Credit Rating (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	52%	$5,528	$323	$(10)	$5,841	$5	AA
U.S. government and agencies	3	377	23	0	400	—	AA+
Corporate securities	14	1,505	38	(23)	1,520	(13)	A-
Mortgage-backed securities(4):
RMBS	11	1,238	29	(22)	1,245	(7)	A
CMBS	5	506	9	(2)	513	—	AAA
Asset-backed securities	8	831	4	(10)	825	(6)	B+
Foreign government securities	3	290	4	(11)	283	—	AA+
Total fixed-maturity securities	96	10,275	430	(78)	10,627	(21)	A+
Short-term investments	4	396	0	0	396	—	AA-
Total investment portfolio	100%	$10,671	$430	$(78)	$11,023	$(21)	A+
____________________

(1)	Based on amortized cost.

(2)	Accumulated OCI. See also Note 17, Shareholders' Equity.

(3)
Ratings in the tables above represent the lower of the Moody’s and S&P classifications except for bonds purchased for loss mitigation or risk management strategies, which use internal ratings classifications. The Company’s portfolio consists primarily of high-quality, liquid instruments.

(4)	Government-agency obligations were approximately 52% of mortgage backed securities as of March 31, 2016 and 54% as of December 31, 2015 based on fair value.

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

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of March 31, 2016

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$58	$0	$87	$(1)	$145	$(1)
U.S. government and agencies	7	0	—	—	7	0
Corporate securities	78	(2)	122	(15)	200	(17)
Mortgage-backed securities:
RMBS	123	(5)	182	(15)	305	(20)
CMBS	7	0	5	0	12	0
Asset-backed securities	456	(13)	—	—	456	(13)
Foreign government securities	91	(4)	53	(5)	144	(9)
Total	$820	$(24)	$449	$(36)	$1,269	$(60)
Number of securities (1)		110		82		185
Number of securities with other-than-temporary impairment		12		6		18

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2015

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$316	$(10)	$7	$0	$323	$(10)
U.S. government and agencies	77	0	—	—	77	0
Corporate securities	381	(8)	95	(15)	476	(23)
Mortgage-backed securities:
RMBS	438	(8)	90	(14)	528	(22)
CMBS	140	(2)	2	0	142	(2)
Asset-backed securities	517	(10)	—	—	517	(10)
Foreign government securities	97	(4)	82	(7)	179	(11)
Total	$1,966	$(42)	$276	$(36)	$2,242	$(78)
Number of securities (1)		335		71		396
Number of securities with other-than-temporary impairment		9		4		13
___________________

(1)
The number of securities does not add across because lots of the same securities have been purchased at different times and appear in both categories above (i.e. Less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

Of the securities in an unrealized loss position for 12 months or more as of March 31, 2016, eleven securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of March 31, 2016 was $26 million. The Company has determined that the unrealized losses recorded as of March 31, 2016 are yield related and not the result of other-than-temporary-impairment.

The amortized cost and estimated fair value of available-for-sale fixed maturity securities by contractual maturity as of March 31, 2016 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of March 31, 2016

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$469	$470
Due after one year through five years	1,654	1,719
Due after five years through 10 years	2,195	2,320
Due after 10 years	4,052	4,284
Mortgage-backed securities:
RMBS	1,222	1,239
CMBS	531	556
Total	$10,123	$10,588

The investment portfolio contains securities and cash that are either held in trust for the benefit of third party reinsurers in accordance with statutory requirements, invested in a guaranteed investment contract for future claims payments, placed on deposit to fulfill state licensing requirements, or otherwise restricted in the amount of $300 million and $283 million as of March 31, 2016 and December 31, 2015, respectively, based on fair value. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,550 million and $1,411 million as of March 31, 2016 and December 31, 2015, respectively, based on fair value.

The fair value of the Company’s pledged securities to secure its obligations under its CDS exposure totaled $308 million and $305 million as of March 31, 2016 and December 31, 2015, respectively.

No material investments of the Company were non-income producing for First Quarter 2016 and First Quarter 2015, respectively.

Internally Managed Portfolio

The investment portfolio tables shown above include both assets managed externally and internally. In the table below, more detailed information is provided for the component of the total investment portfolio that is internally managed (excluding short-term investments). The internally managed portfolio, as defined below, represents approximately 13% and 13% of the investment portfolio, on a fair value basis as of March 31, 2016 and December 31, 2015, respectively. The internally managed portfolio consists primarily of the Company's investments in securities for (i) loss mitigation purposes, (ii) other risk management purposes and (iii) where the Company believes a particular security presents an attractive investment opportunity.

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

Internally Managed Portfolio
Carrying Value

	As of March 31, 2016	As of December 31, 2015
	(in millions)
Assets purchased for loss mitigation and other risk management purposes:
Fixed-maturity securities, at fair value	$1,264	$1,266
Other invested assets	112	114
Other	55	55
Total	$1,431	$1,435

11.	Insurance Company Regulatory Requirements

Dividend Restrictions and Capital Requirements

Under New York insurance law, AGM may only pay dividends out of "earned surplus," which is the portion of the company's surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to shareholders as dividends or transferred to stated capital or capital surplus, or applied to other purposes permitted by law, but does not include unrealized appreciation of assets. AGM may pay dividends without the prior approval of the New York Superintendent of Financial Services ("New York Superintendent") that, together with all dividends declared or distributed by it during the preceding 12 months, does not exceed the lesser of 10% of its policyholders' surplus (as of its last annual or quarterly statement filed with the New York Superintendent) or 100% of its adjusted net investment income during that period. The maximum amount available during 2016 for AGM to distribute as dividends without regulatory approval is estimated to be approximately $236 million, of which approximately $32 million is estimated to be available for distribution in the second quarter of 2016.

Under Maryland's insurance law, AGC may, with prior notice to the Maryland Insurance Commissioner, pay an ordinary dividend that, together with all dividends paid in the prior 12 months, does not exceed 10% of its policyholders' surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. The maximum amount available during 2016 for AGC to distribute as ordinary dividends is approximately $79 million, of which approximately $24 million is available for distribution in the second quarter of 2016.

MAC is a New York domiciled insurance company subject to the same dividend limitations described above for AGM. The Company does not currently anticipate that MAC will distribute any dividends.

For AG Re, any distribution (including repurchase of shares) of any share capital, contributed surplus or other statutory capital that would reduce its total statutory capital by 15% or more of its total statutory capital as set out in its previous year's financial statements requires the prior approval of the Bermuda Monetary Authority ("Authority"). Separately, dividends are paid out of an insurer's statutory surplus and cannot exceed that surplus. Further, annual dividends cannot exceed 25% of total statutory capital and surplus as set out in its previous year's financial statements, which is $246 million, without AG Re certifying to the Authority that it will continue to meet required margins. Based on the foregoing limitations, in 2016 AG Re has the capacity to (i) make capital distributions in an aggregate amount up to $127 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to the limit of its outstanding statutory surplus, which is $140 million. Such dividend capacity is further limited by the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements. As of March 31, 2016, AG Re had unencumbered assets of approximately $594 million.

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

Dividends and Surplus Notes
By Insurance Company Subsidiaries

	First Quarter
	2016	2015
	(in millions)
Dividends paid by AGC to AGUS	$—	$20
Dividends paid by AGM to AGMH	95	66
Dividends paid by AG Re to AGL	25	50
Repayment of surplus note by AGM to AGMH	—	25

12.	Income Taxes

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

In November 2013, AGL became tax resident in the U.K. although it will remain a Bermuda-based company and its administrative and head office functions will continue to be carried on in Bermuda. As a U.K. tax resident company, AGL is required to file a corporation tax return with Her Majesty’s Revenue & Customs (“HMRC”).  AGL is subject to U.K. corporation tax in respect of its worldwide profits (both income and capital gains), subject to any applicable exemptions. The main rate of corporation tax remains at 20% for 2016. AGL has also registered in the U.K. to report its Value Added Tax

(“VAT”) liability. The current rate of VAT is 20%. Assured Guaranty expects that the dividends AGL receives from its direct subsidiaries will be exempt from U.K. corporation tax due to the exemption in section 931D of the U.K. Corporation Tax Act 2009.  In addition, any dividends paid by AGL to its shareholders should not be subject to any withholding tax in the U.K.  The U.K. government implemented a tax regime for “controlled foreign companies” (“CFC regime”) effective January 1, 2013. Assured Guaranty does not expect any profits of non-U.K. resident members of the group to be taxed under the CFC regime and has obtained a clearance from HMRC confirming this on the basis of current facts.

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

Provision for Income Taxes

The Company's provision for income taxes for interim financial periods is not based on an estimated annual effective rate due, for example, to the variability in fair value of its credit derivatives, which prevents the Company from projecting a reliable estimated annual effective tax rate and pretax income for the full year 2016. A discrete calculation of the provision is calculated for each interim period.

The effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 20% unless subject to U.S. tax by election or as a U.S. controlled foreign corporation, and no taxes for the Company’s Bermuda subsidiaries unless subject to U.S. tax by election or as a U.S. controlled foreign corporation. For periods subsequent to April 1, 2015, the U.K. corporation tax rate has been reduced to 20% and will remain unchanged until April 1, 2017. For the period April 1, 2014 to April 1, 2015 the U.K. corporation tax rate was 21% resulting in a blended tax rate of 20.25% in 2015. The Company’s overall effective tax rate fluctuates based on the distribution of income across jurisdictions.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at statutory rates in taxable jurisdictions is presented below.

Effective Tax Rate Reconciliation

	First Quarter
	2016	2015
	(in millions)
Expected tax provision (benefit) at statutory rates in taxable jurisdictions	$18	$77
Tax-exempt interest	(13)	(14)
Change in liability for uncertain tax positions	0	1
Other	1	1
Total provision (benefit) for income taxes	$6	$65
Effective tax rate	10.0%	24.2%

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

 The following table presents pretax income and revenue by jurisdiction.

Pretax Income (Loss) by Tax Jurisdiction

	First Quarter
	2016	2015
	(in millions)
United States	$55	$223
Bermuda	17	50
U.K.	(7)	(7)
Total	$65	$266

Revenue by Tax Jurisdiction

	First Quarter
	2016	2015
	(in millions)
United States	$205	$300
Bermuda	42	73
U.K.	(2)	(4)
Total	$245	$369

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
Uncertain Tax Positions

The Company's policy is to recognize interest and penalties related to uncertain tax positions in income tax expense and has accrued $0.4 million for First Quarter 2016 and $1 million for 2015. As of March 31, 2016 and December 31, 2015, the Company has accrued $5.8 million and $5.4 million of interest, respectively.

The total amount of unrecognized tax benefits as of March 31, 2016 and December 31, 2015, that would affect the effective tax rate, if recognized, was $46 million and $45 million, respectively.

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

The downgrade of the financial strength ratings of AG Re or of AGC gives certain ceding companies the right to recapture business they had ceded to AG Re and AGC, which would lead to a reduction in the Company's unearned premium reserve and related earnings on such reserve. With respect to a significant portion of the Company's in-force financial guaranty assumed business, based on AG Re's and AGC's current ratings and subject to the terms of each reinsurance agreement, the third party ceding company may have the right to recapture business it had ceded to AG Re and/or AGC, and in connection therewith, to receive payment from AG Re or AGC of an amount equal to the statutory unearned premium (net of ceding commissions) and statutory loss reserves (if any) associated with that business, plus, in certain cases, an additional ceding commission. As of March 31, 2016, if each third party insurer ceding business to AG Re and/or AGC had a right to recapture such business, and chose to exercise such right, the aggregate amounts that AG Re and AGC could be required to pay to all such companies would be approximately $50 million and $33 million, respectively.

The Company has Ceded Business to non-affiliated companies to limit its exposure to risk. Under these relationships, the Company ceded a portion of its insured risk in exchange for a premium paid to the reinsurer. The Company remains primarily liable for all risks it directly underwrites and is required to pay all gross claims. It then seeks reimbursement from the reinsurer for its proportionate share of claims. The Company may be exposed to risk for this exposure if it were required to pay the gross claims and not be able to collect ceded claims from an assuming company experiencing financial distress. A number of the financial guaranty insurers to which the Company has ceded par have experienced financial distress and been downgraded by the rating agencies as a result. In addition, state insurance regulators have intervened with respect to some of these insurers. The Company’s ceded contracts generally allow the Company to recapture Ceded Business after certain triggering events, such as reinsurer downgrades.

The following table presents the components of premiums and losses reported in the consolidated statement of operations and the contribution of the Company's Assumed and Ceded Businesses.

Effect of Reinsurance on Statement of Operations

	First Quarter
	2016	2015
	(in millions)
Premiums Written:
Direct	$21	$29
Assumed	(2)	3
Ceded	(17)	0
Net	$2	$32
Premiums Earned:
Direct	$190	$148
Assumed	8	10
Ceded	(15)	(16)
Net	$183	$142
Loss and LAE:
Direct	$109	$26
Assumed	(14)	(7)
Ceded	(5)	(1)
Net	$90	$18

Other Monoline Exposures

In addition to assumed and ceded reinsurance arrangements, the Company may also have exposure to some financial guaranty reinsurers (i.e., monolines) in other areas. Second-to-pay insured par outstanding represents transactions the Company has insured that were previously insured by other monolines. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary insurer. Another area of exposure is in the investment portfolio where the Company holds fixed-maturity securities that are wrapped by monolines and whose value may change based on the rating of the monoline. As of March 31, 2016, based on fair value, the Company had fixed-maturity securities in its investment portfolio consisting of $157 million insured by National Public Finance Guarantee Corporation ("National"), $139 million insured by Ambac and $8 million insured by other guarantors. In addition, the Company acquired bonds for loss mitigation or other risk management purposes. As of March 31, 2016 these bonds had a fair value of $247 million insured by MBIA Insurance Corp. and $127 million insured by FGIC UK Limited.

Exposure by Reinsurer

	Ratings at		Par Outstanding (1)
	May 3, 2016		As of March 31, 2016
Reinsurer	Moody’s Reinsurer Rating	S&P Reinsurer Rating	Ceded Par Outstanding	Second-to- Pay Insured Par Outstanding	Assumed Par Outstanding
	(dollars in millions)
American Overseas Reinsurance Company Limited (2)	WR (3)	WR	$4,960	$—	$30
Tokio Marine & Nichido Fire Insurance Co., Ltd. (2)	Aa3 (4)	A+ (4)	4,171	—	—
Syncora Guarantee Inc. (2)	WR	WR	2,411	1,319	700
Mitsui Sumitomo Insurance Co. Ltd. (2)	A1	A+ (4)	1,718	—	—
ACA Financial Guaranty Corp.	NR (5)	WR	700	38	—
Ambac	WR	WR	117	3,892	9,589
National (6)	A3	AA-	—	5,139	5,065
MBIA	(7)	(7)	—	1,591	428
FGIC	(8)	(8)	—	1,437	636
Ambac Assurance Corp. Segregated Account	NR	NR	—	86	823
CIFG Assurance North America Inc.	WR	WR	—	43	2,784
Other (2)	Various	Various	76	776	128
Total			$14,153	$14,321	$20,183
____________________

(1)	Includes par related to insured credit derivatives.

(2)	The total collateral posted by all non-affiliated reinsurers required or agreeing to post collateral as of March 31, 2016 was approximately $436 million.

(3)    Represents “Withdrawn Rating.”

(4)    The Company benefits from trust arrangements that satisfy the triple-A credit requirement of S&P and/or Moody’s.

(5)    Represents “Not Rated.”

(6)	Rated AA+ by KBRA.

(7)	MBIA includes subsidiaries MBIA Insurance Corp. rated B by S&P and B3 by Moody's and MBIA U.K. Insurance Ltd. rated BB by S&P and Ba2 by Moody’s.

(8)	FGIC includes subsidiaries Financial Guaranty Insurance Company and FGIC UK Limited both of which had their ratings withdrawn by rating agencies.

Amounts Due (To) From Reinsurers
As of March 31, 2016

	Assumed Premium, net of Commissions	Ceded Premium, net of Commissions	Assumed Expected Loss to be Paid	Ceded Expected Loss to be Paid
	(in millions)
American Overseas Reinsurance Company Limited	$—	$(6)	$—	$25
Tokio Marine & Nichido Fire Insurance Co., Ltd.	—	(11)	—	44
Syncora Guarantee Inc.	15	(21)	—	5
Mitsui Sumitomo Insurance Co. Ltd.	—	(3)	—	18
Ambac	39	—	(3)	—
National	6	—	(4)	—
MBIA	5	—	(10)	—
FGIC	4	—	(15)	—
Ambac Assurance Corp. Segregated Account	10	—	(46)	—
CIFG Assurance North America Inc.	0	—	(63)	—
Other	—	(12)	—	—
Total	$79	$(53)	$(141)	$92

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

Proceedings Resolved Since December 31, 2015

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

Lawsuits Relating to Former Financial Products Business

During 2008, nine putative class action lawsuits were filed in federal court alleging federal antitrust violations in the municipal derivatives industry, seeking damages and alleging, among other things, a conspiracy to fix the pricing of, and manipulate bids for, municipal derivatives, including GICs. These cases have been coordinated and consolidated for pretrial proceedings in the U.S. District Court for the Southern District of New York as MDL 1950, In re Municipal Derivatives Antitrust Litigation, Case No. 1:08-cv-2516 (“MDL 1950”). Five of these cases named both AGMH and AGM: (a) Hinds County, Mississippi v. Wachovia Bank, N.A.; (b) Fairfax County, Virginia v. Wachovia Bank, N.A.; (c) Central Bucks School District, Pennsylvania v. Wachovia Bank, N.A.; (d) Mayor and City Council of Baltimore, Maryland v. Wachovia Bank, N.A.; and (e) Washington County, Tennessee v. Wachovia Bank, N.A. In April 2009, the MDL 1950 court granted the defendants’ motion to dismiss on the federal claims for these five cases, but granted leave for the plaintiffs to file an amended complaint. The Corrected Third Consolidated Amended Class Action Complaint, filed on October 9, 2013, lists neither AGM nor AGMH as a named defendant or a co-conspirator. The complaint generally seeks unspecified monetary damages, interest, attorneys’ fees and other costs. The other four cases named AGMH (but not AGM) and also alleged that the defendants violated California state antitrust law and common law by engaging in illegal bid-rigging and market allocation, thereby depriving the cities or municipalities of competition in the awarding of GICs and ultimately resulting in the cities paying higher fees for these products: (f) City of Oakland, California v. AIG Financial Products Corp.; (g) County of Alameda, California v. AIG Financial Products Corp.; (h) City of Fresno, California v. AIG Financial Products Corp.; and (i) Fresno County Financing Authority v. AIG Financial Products Corp. When the four plaintiffs filed a consolidated complaint in September 2009, the plaintiffs did not name AGMH as a defendant. However, the complaint does describe some of AGMH’s and AGM’s activities. The consolidated complaint generally seeks unspecified monetary damages, interest, attorneys’ fees and other costs. In April 2010, the MDL 1950 court granted in part and denied in part the named defendants’ motions to dismiss this consolidated complaint. On September 22, 2015, the remaining parties to the putative class action reported to the MDL 1950 Court that settlements in principle had been reached, and a motion for preliminary approval of those putative class claims was filed on February 24, 2016. The parties have reported that final settlement with those remaining defendants would resolve the putative class case. The settlement fairness hearing for those putative class cases is scheduled for July 8, 2016. The Company cannot reasonably estimate the possible loss, if any, or range of loss that may arise from these lawsuits.

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

15.	Long-Term Debt and Credit Facilities

The principal and carrying values of the Company’s long-term debt are presented in the table below.

Principal and Carrying Amounts of Debt

	As of March 31, 2016		As of December 31, 2015
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS:
7% Senior Notes	$200	$197	$200	$197
5% Senior Notes	500	496	500	495
Series A Enhanced Junior Subordinated Debentures	150	150	150	150
Total AGUS	850	843	850	842
AGMH:
67/8% QUIBS	100	69	100	69
6.25% Notes	230	140	230	140
5.6% Notes	100	56	100	56
Junior Subordinated Debentures	300	182	300	180
Total AGMH	730	447	730	445
AGM:
Notes Payable	11	12	12	13
Total AGM	11	12	12	13
Total	$1,591	$1,302	$1,592	$1,300

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $1.1 billion as of March 31, 2016. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. It is difficult to determine the probability that AGM will have to pay strip provider claims or the likely aggregate amount of such claims. At March 31, 2016, approximately $1.4 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

On July 1, 2009, AGM and Dexia Crédit Local S.A., acting through its New York Branch (“Dexia Crédit Local (NY)”), entered into a credit facility (the “Strip Coverage Facility”). Under the Strip Coverage Facility, Dexia Crédit Local (NY) agreed to make loans to AGM to finance all draws made by lessors on AGM strip policies that were outstanding as of November 13, 2008, up to the commitment amount, which is currently $495 million.

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

The Company was in compliance with all financial covenants as of March 31, 2016.

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

As of March 31, 2016, no amounts were outstanding under this facility, nor have there been any borrowings during the life of this facility.

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

In addition, in 2012 AGUS borrowed $90 million from its affiliate AGRO to fund the acquisition of MAC. That loan remained outstanding as of March 31, 2016.

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

In June 2003, $200 million of “AGM CPS”, money market preferred trust securities, were issued by trusts created for the primary purpose of issuing the AGM CPS, investing the proceeds in high-quality commercial paper and selling put options to AGM, allowing AGM to issue the trusts non-cumulative redeemable perpetual preferred stock (the “AGM Preferred Stock”) of AGM in exchange for cash. There are four trusts, each with an initial aggregate face amount of $50 million. These trusts hold auctions every 28 days, at which time investors submit bid orders to purchase AGM CPS. If AGM were to exercise a put option, the applicable trust would transfer the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, to AGM in exchange for AGM Preferred Stock. AGM pays a floating put premium to the trusts, which represents the difference between the commercial paper yield and the winning auction rate (plus all fees and expenses of the trust). If an auction does not attract sufficient clearing bids, however, the auction rate is subject to a maximum rate of one-month LIBOR plus 200 basis points for the next succeeding distribution period. Beginning in August 2007, the AGM CPS required the maximum rate for each of the relevant trusts. AGM continues to have the ability to exercise its put option and cause the related trusts to purchase AGM Preferred Stock. The trusts provide AGM access to new capital at its sole discretion through the exercise of the put options. As of March 31, 2016 the put option had not been exercised.

The Company does not consider itself to be the primary beneficiary of the trusts. See Note 7, Fair Value Measurement, –Other Assets–Committed Capital Securities, for a fair value measurement discussion.

16.	Earnings Per Share

Computation of Earnings Per Share

	First Quarter
	2016	2015
	(in millions)
Basic earnings per share ("EPS"):
Net income (loss) attributable to AGL	$59	$201
Less: Distributed and undistributed income (loss) available to nonvested shareholders	1	0
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$58	$201
Basic shares	136.2	155.8
Basic EPS	$0.43	$1.29

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$58	$201
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	0	0
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$58	$201

Basic shares	136.2	155.8
Dilutive securities:
Options and restricted stock awards	0.8	1.0
Diluted shares	137.0	156.8
Diluted EPS	$0.43	$1.28
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	0.8	0.7

17.	Shareholders' Equity

Other Comprehensive Income

The following tables present the changes in each component of accumulated other comprehensive income ("AOCI") and the effect of reclassifications out of AOCI on the respective line items in net income.

Changes in Accumulated Other Comprehensive Income by Component
First Quarter 2016

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2015	$260	$(15)	$(16)	$8	$237
Other comprehensive income (loss) before reclassifications	95	(17)	(2)	—	76
Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(4)	17	—	—	13
Net investment income	(3)	—	—	—	(3)
Interest expense	—	—	—	0	0
Total before tax	(7)	17	—	0	10
Tax (provision) benefit	2	(6)	—	0	(4)
Total amount reclassified from AOCI, net of tax	(5)	11	—	0	6
Net current period other comprehensive income (loss)	90	(6)	(2)	0	82
Balance, March 31, 2016	$350	$(21)	$(18)	$8	$319

Changes in Accumulated Other Comprehensive Income by Component
First Quarter 2015

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2014	$367	$4	$(10)	$9	$370
Other comprehensive income (loss) before reclassifications	18	(2)	(5)	—	11
Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(20)	4	—	—	(16)
Interest expense	—	—	—	(1)	(1)
Total before tax	(20)	4	—	(1)	(17)
Tax (provision) benefit	7	(1)	—	0	6
Total amount reclassified from AOCI, net of tax	(13)	3	—	(1)	(11)
Net current period other comprehensive income (loss)	5	1	(5)	(1)	0
Balance, March 31, 2015	$372	$5	$(15)	$8	$370

Share Repurchase

The following table presents share repurchases by quarter since January 2013.

Share Repurchases

Period	Number of Shares Repurchased	Total Payments(in millions)	Average Price Paid Per Share
2013	12,512,759	$264	$21.12
2014	24,413,781	590	24.17
2015 (January 1 - March 31)	5,860,291	152	25.87
2015 (April 1 - June 30)	4,737,388	133	28.13
2015 (July 1 - September 30)	5,362,103	135	25.17
2015 (October 1 - December 31)	5,035,637	135	26.81
Total 2015	20,995,419	555	26.43
2016 (January 1 - March 31)	3,038,928	75	24.69
2016 (April 1 - through May 4, 2016)	793,672	20	25.20
Total 2016	3,832,600	95	24.80
Cumulative repurchases since the beginning of 2013	61,754,559	$1,504	$24.36

On February 24, 2016, the Board of Directors approved a $250 million share repurchase authorization. The Company expects to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. It does not have an expiration date. As of March 31, 2016, the Company's remaining share repurchase authorization was $230 million, and as of May 4, 2016, it was approximately $210 million.

18.	Subsidiary Information

The following tables present the condensed consolidating financial information for AGUS and AGMH, 100%-owned subsidiaries of AGL, which have issued publicly traded debt securities (see Note 15, Long Term Debt and Credit Facilities). The information for AGL, AGUS and AGMH presents its subsidiaries on the equity method of accounting.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2016
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$80	$94	$23	$11,489	$(360)	$11,326
Investment in subsidiaries	6,003	5,570	4,077	389	(16,039)	—
Premiums receivable, net of commissions payable	—	—	—	792	(130)	662
Ceded unearned premium reserve	—	—	—	1,236	(1,000)	236
Deferred acquisition costs	—	—	—	172	(59)	113
Reinsurance recoverable on unpaid losses	—	—	—	491	(419)	72
Credit derivative assets	—	—	—	163	(108)	55
Deferred tax asset, net	—	40	—	368	(130)	278
Intercompany receivable	—	—	—	90	(90)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	1,191	—	1,191
Other	34	46	28	645	(234)	519
TOTAL ASSETS	$6,117	$5,750	$4,128	$17,026	$(18,569)	$14,452
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$4,914	$(1,104)	$3,810
Loss and LAE reserve	—	—	—	1,605	(493)	1,112
Long-term debt	—	842	447	13	—	1,302
Intercompany payable	—	90	—	300	(390)	—
Credit derivative liabilities	—	—	—	597	(108)	489
Deferred tax liabilities, net	—	—	90	—	(90)	—
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	1,284	—	1,284
Other	4	26	18	655	(361)	342
TOTAL LIABILITIES	4	958	555	9,368	(2,546)	8,339
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO ASSURED GUARANTY LTD.	6,113	4,792	3,573	7,269	(15,634)	6,113
Noncontrolling interest	—	—	—	389	(389)	—
TOTAL SHAREHOLDERS' EQUITY	6,113	4,792	3,573	7,658	(16,023)	6,113
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,117	$5,750	$4,128	$17,026	$(18,569)	$14,452

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2015
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$10	$156	$22	$11,530	$(360)	$11,358
Investment in subsidiaries	5,961	5,569	4,081	377	(15,988)	—
Premiums receivable, net of commissions payable	—	—	—	833	(140)	693
Ceded unearned premium reserve	—	—	—	1,266	(1,034)	232
Deferred acquisition costs	—	—	—	176	(62)	114
Reinsurance recoverable on unpaid losses	—	—	—	467	(398)	69
Credit derivative assets	—	—	—	207	(126)	81
Deferred tax asset, net	—	52	—	357	(133)	276
Intercompany receivable	—	—	—	90	(90)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	1,261	—	1,261
Other	98	29	26	571	(264)	460
TOTAL ASSETS	$6,069	$5,806	$4,129	$17,135	$(18,595)	$14,544
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$5,143	$(1,147)	$3,996
Loss and LAE reserve	—	—	—	1,537	(470)	1,067
Long-term debt	—	842	445	13	—	1,300
Intercompany payable	—	90	—	300	(390)	—
Credit derivative liabilities	—	—	—	572	(126)	446
Deferred tax liabilities, net	—	—	91	—	(91)	—
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	1,349	—	1,349
Other	6	82	15	622	(402)	323
TOTAL LIABILITIES	6	1,014	551	9,536	(2,626)	8,481
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO ASSURED GUARANTY LTD.	6,063	4,792	3,578	7,222	(15,592)	6,063
Noncontrolling interest	—	—	—	377	(377)	—
TOTAL SHAREHOLDERS’ EQUITY	6,063	4,792	3,578	7,599	(15,969)	6,063
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,069	$5,806	$4,129	$17,135	$(18,595)	$14,544

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$192	$(9)	$183
Net investment income	0	0	0	100	(1)	99
Net realized investment gains (losses)	0	—	—	(12)	(1)	(13)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	8	0	8
Net unrealized gains (losses)	—	—	—	(68)	—	(68)
Net change in fair value of credit derivatives	—	—	—	(60)	0	(60)
Bargain purchase gain and settlement of pre-existing relationships	—	—	—	—	—	—
Other	0	—	—	36	—	36
TOTAL REVENUES	0	0	0	256	(11)	245
EXPENSES
Loss and LAE	—	—	—	93	(3)	90
Amortization of deferred acquisition costs	—	—	—	7	(3)	4
Interest expense	—	13	13	3	(3)	26
Other operating expenses	8	0	1	52	(1)	60
TOTAL EXPENSES	8	13	14	155	(10)	180
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(8)	(13)	(14)	101	(1)	65
Total (provision) benefit for income taxes	—	5	5	(16)	0	(6)
Equity in net earnings of subsidiaries	67	50	77	9	(203)	—
NET INCOME (LOSS)	$59	$42	$68	$94	$(204)	$59
Less: noncontrolling interest	—	—	—	9	(9)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$59	$42	$68	$85	$(195)	$59

COMPREHENSIVE INCOME (LOSS)	$141	$80	$92	$178	$(350)	$141

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$140	$2	$142
Net investment income	0	0	0	104	(3)	101
Net realized investment gains (losses)	0	0	0	19	(3)	16
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	21	0	21
Net unrealized gains (losses)	—	—	—	103	—	103
Net change in fair value of credit derivatives	—	—	—	124	0	124
Other	—	—	—	(14)	—	(14)
TOTAL REVENUES	0	0	0	373	(4)	369
EXPENSES
Loss and LAE	—	—	—	18	0	18
Amortization of deferred acquisition costs	—	—	—	6	(2)	4
Interest expense	—	13	13	4	(5)	25
Other operating expenses	8	0	0	48	0	56
TOTAL EXPENSES	8	13	13	76	(7)	103
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(8)	(13)	(13)	297	3	266
Total (provision) benefit for income taxes	—	5	5	(72)	(3)	(65)
Equity in net earnings of subsidiaries	209	163	92	9	(473)	—
NET INCOME (LOSS)	$201	$155	$84	$234	$(473)	$201
Less: noncontrolling interest	—	—	—	9	(9)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$201	$155	$84	$225	$(464)	$201

COMPREHENSIVE INCOME (LOSS)	$201	$134	$80	$233	$(447)	$201

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$166	$17	$88	$(74)	$(287)	$(90)
Cash flows from investing activities
Fixed-maturity securities:
Purchases	(4)	(11)	—	(281)	—	(296)
Sales	1	—	—	161	—	162
Maturities	—	—	—	301	—	301
Sales (purchases) of short-term investments, net	(69)	11	—	(5)	—	(63)
Net proceeds from financial guaranty variable entities’ assets	—	—	—	66	—	66
Intercompany debt	—	—	—	—	—	—
Investment in subsidiary	—	—	—	—	—	—
Other	—	—	—	2	—	2
Net cash flows provided by (used in) investing activities	(72)	0	—	244	—	172
Cash flows from financing activities
Return of capital	—	—	—	—	—	—
Dividends paid	(18)	(80)	(87)	(120)	287	(18)
Repurchases of common stock	(75)	—	—	—	—	(75)
Share activity under option and incentive plans	0	—	—	—	—	0
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(42)	—	(42)
Payment of long-term debt	—	—	—	0	—	0
Intercompany debt	—	—	—	—	—	—
Other	—	—	—	(1)	—	(1)
Net cash flows provided by (used in) financing activities	(93)	(80)	(87)	(163)	287	(136)
Effect of exchange rate changes	—	—	—	0	—	0
Increase (decrease) in cash	1	(63)	1	7	—	(54)
Cash at beginning of period	0	95	8	63	—	166
Cash at end of period	$1	$32	$9	$70	$—	$112

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$97	$127	$59	$34	$(294)	$23
Cash flows from investing activities
Fixed-maturity securities:
Purchases	—	(46)	(6)	(396)	—	(448)
Sales	—	122	11	708	—	841
Maturities	—	4	—	151	—	155
Sales (purchases) of short-term investments, net	79	43	19	279	—	420
Net proceeds from financial guaranty variable entities’ assets	—	—	—	30	—	30
Intercompany debt	—	(200)	—	—	200	—
Investment in subsidiary	—	—	25	—	(25)	—
Other	—	—	—	3	—	3
Net cash flows provided by (used in) investing activities	79	(77)	49	775	175	1,001
Cash flows from financing activities
Return of capital	—	—	—	(25)	25	—
Dividends paid	(19)	(50)	(108)	(136)	294	(19)
Repurchases of common stock	(152)	—	—	—	—	(152)
Share activity under option and incentive plans	(5)	—	—	—	—	(5)
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(39)	—	(39)
Payment of long-term debt	—	—	—	(1)	—	(1)
Intercompany debt	—	—	—	200	(200)	—
Other	—	—	—	4	—	4
Net cash flows provided by (used in) financing activities	(176)	(50)	(108)	3	119	(212)
Effect of exchange rate changes	—	—	—	(2)	—	(2)
Increase (decrease) in cash	—	—	—	810	—	810
Cash at beginning of period	0	—	4	71	—	75
Cash at end of period	$0	$—	$4	$881	$—	$885

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The foregoing review of important factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q, as well as the risk factors included in AGL's 2015 Annual Report on Form 10-K. The Company undertakes no obligation to update publicly or review any forward looking statement, whether as a result of new information, future developments or otherwise, except as required by law. Investors are advised, however, to consult any further disclosures the Company makes on related subjects in the Company’s reports filed with the SEC.

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

Executive Summary

This executive summary of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Quarterly Report. For a more detailed description of events, trends and uncertainties, as well as the capital, liquidity, credit, operational and market risks and the critical accounting policies and estimates affecting the Company, this Quarterly Report should be read in its entirety and in addition to AGL's 2015 Annual Report on Form 10-K.

Economic Environment

The amount and pricing of new business the Company originates as well as the financial health of the issuers whose obligations it insures depends in part on the economic environment in the markets it serves, including the level of interest rates and credit spreads in those markets.

The overall economic environment in the United States ("U.S.") continued improving during the three-month period ended March 31, 2016 ("First Quarter 2016"). The U.S. Department of Commerce Bureau of Economic Analysis reported that gross domestic product increased at an annual rate of 0.5% in First Quarter 2016. According to the U.S. Bureau of Labor Statistics (“BLS”), the estimated unemployment rate fell to 4.9% in January and February, the lowest monthly level since April 2008, and rose slightly to 5.0% in March. The BLS also reported that the U.S. economy added more than 430,000 jobs during the first three months of 2016, a 2% increase over the comparable prior-year period. U.S. home prices, as measured by the Case-Shiller Index, continued to rise across the country over the last 12 months, although the pace of growth has slowed year-over-year.

The Federal Open Market Committee (“FOMC”) position has maintained the target range for the federal funds rate at 1/4 to 1/2 percent and continues to support further improvement in labor market conditions and a return to 2% inflation. The U.S. stock market opened the new year in decline, with some commentators attributing the decline to global economic uncertainty and weak oil prices that threatened certain U.S. companies. The U.S. stock market rose in February after the Federal Reserve board chair indicated in Congressional testimony that further increases in the federal funds rate would be gradual, and as oil prices began to recover. Average municipal interest rates in First Quarter 2016 were similar to those of first quarter 2015 and 25 basis points lower than the full-year average for 2015, based on the 30-year AAA MMD Index.

The European Central Bank continued its program of quantitative easing during First Quarter 2016 and started to expand monthly purchases under the asset purchase program to €80 billion on April 1. Interest rates for European bank deposits remain at 0%.

Financial Performance of Assured Guaranty

Financial Results

	First Quarter
	2016	2015
	(in millions)
Net income (loss)	$59	$201
Operating income(1)	113	140

Net income (loss) per diluted share	0.43	1.28
Operating income per share(1)	0.82	0.89
Diluted shares	137.0	156.8

Present value of new business production (“PVP”)(1)	$38	$36
Gross par written	2,749	2,708

	As of March 31, 2016		As of December 31, 2015
	Amount	Per Share	Amount	Per Share
	(in millions, except per share amounts)
Shareholders' equity	$6,113	$45.26	$6,063	$43.96
Operating shareholders' equity(1)	5,954	44.08	5,946	43.11
Adjusted book value(1)	8,294	61.40	8,439	61.18
Common shares outstanding (2)	135.1		137.9
____________________

(1)
Please refer to “—Non-GAAP Financial Measures” for a definition of the financial measures that were not determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and a reconciliation of the non-GAAP financial measure to the most directly comparable GAAP measure, if available.

(2)	Please refer to "Key Business Strategies – Capital Management" below for information on common share repurchases.

First Quarter 2016

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

Net income for First Quarter 2016 was $59 million compared with $201 million in the three-month period ended March 31, 2015 ("First Quarter 2015"). The decrease was due primarily attributable to fair value losses on credit derivatives in First Quarter 2016 compared with gains in First Quarter 2015, higher loss and loss adjustment expenses ("LAE") attributable mainly to Puerto Rico, partially offset by higher net earned premiums due to refundings and terminations and a benefit due to loss mitigation recoveries recorded in other income. The fair value losses on credit derivatives were primarily due to the decreased cost to purchase protection on Assured Guaranty Corp. ("AGC") and Assured Guaranty Municipal Corp. ("AGM").

Non-GAAP operating income in First Quarter 2016 was $113 million, compared with $140 million in First Quarter 2015. The decrease in operating income was primarily due to higher expected losses on certain Puerto Rico exposures, partially offset by higher net earned premiums due to refundings and terminations and a benefit due to loss mitigation recoveries recorded in other income.

Key Business Strategies

The Company continually evaluates its business strategies. Currently, the Company is pursuing the following business strategies, each described in more detail below:

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

New Business Production

The Company believes high-profile defaults by municipal obligors, such as Detroit, Michigan and Stockton, California, both of which filed for protection under chapter 9 of the U.S. Bankruptcy Code, and the deteriorating financial condition of Puerto Rico, have led to increased awareness of the value of bond insurance and stimulated demand for the product. The Company believes there will be continued demand for its insurance in this market because, for those exposures that the Company guarantees, it undertakes the tasks of credit selection, analysis, negotiation of terms, surveillance and, if necessary, loss mitigation. The Company believes that its insurance:

•	encourages retail investors, who typically have fewer resources than the Company for analyzing municipal bonds, to purchase such bonds;

•	enables institutional investors to operate more efficiently; and

•	allows smaller, less well-known issuers to gain market access on a more cost-effective basis.

On the other hand, the persistently low interest rate environment continues to dampen demand for bond insurance and, after a number of years in which the Company was essentially the only financial guarantor, there are now two other financial guarantors active in one of its markets.

U.S. Municipal Market Data
Based on Sale Date

	First Quarter 2016		First Quarter 2015		Year Ended December 31, 2015
	Par	Number of issues	Par	Number of issues	Par	Number of issues
	(dollars in billions, except number of issues)
New municipal bonds issued	$96.5	2,787	$103.9	3,057	$377.6	12,076
Total insured	5.7	430	6.0	517	25.2	1,880
Insured by Assured Guaranty	3.0	198	3.4	276	15.1	1,009

Industry Penetration Rates
U.S. Municipal Market

	First Quarter		Year Ended December 31,
	2016	2015	2015
Market penetration par	5.9%	5.7%	6.7%
Market penetration based on number of issues	15.4	16.9	15.6
% of single A par sold	28.0	21.6	22.1
% of single A transactions sold	58.7	55.2	54.1
% of $25 million and under par sold	17.7	19.8	18.7
% of $25 million and under transactions sold	17.7	19.8	17.6

New Business Production

	First Quarter
	2016	2015
	(in millions)
PVP (1):
Public Finance—U.S.	$31	$13
Public Finance—non-U.S.	7	—
Structured Finance—U.S.	—	18
Structured Finance—non-U.S.	—	5
Total PVP	$38	$36
Gross Par Written:
Public Finance—U.S.	$2,749	$2,441
Public Finance—non-U.S.	—	—
Structured Finance—U.S.	—	261
Structured Finance—non-U.S.	—	6
Total gross par written	$2,749	$2,708
____________________

(1)	PVP and Gross Par Written in the table above are based on "close date," when the transaction settles. See “– Non-GAAP Financial Measures – PVP or Present Value of New Business Production.”
U.S. public finance PVP increased to $31 million in First Quarter 2016 from $13 million in First Quarter 2015 representing an increase of 138%. The average premium rate increased compared with First Quarter 2015 while the average rating of par written remained in the A- category. During First Quarter 2016, Assured Guaranty once again guaranteed the majority of insured par issued.

Non-U.S. public finance PVP in First Quarter 2016 represents additional future premiums related to the restructuring of an existing insured obligation.

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

In February 2016, the Company exhausted its previous $400 million common share repurchase authorization and on February 24, 2016, the Board of Directors approved an incremental $250 million share repurchase authorization. The Company expects the repurchases to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including free funds available at the parent company, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. It does not have an expiration date. See Note 17, Shareholders' Equity, of the Financial Statements, for additional information about the Company's repurchases of its common shares.

In First Quarter 2016, the Company repurchased a total of 3.0 million common shares for approximately $75 million at an average price of $24.69 per share.

Summary of Share Repurchases

	Amount	Number of Shares	Average price per share
	(in millions, except per share data)
2013	$264	12.5	$21.12
2014	590	24.4	24.17
2015	555	21.0	26.43
2016 (through May 4, 2016)	95	3.8	24.80
Cumulative repurchases since the beginning of 2013	$1,504	61.7	24.36

Accretive Effect of Cumulative Repurchases(1)

	First Quarter
	2016	2015	As of March 31, 2016	As of December 31, 2015
	(per share)
Net income	$0.08	$0.25
Operating income	0.20	0.18
Shareholders' equity			$6.43	$5.75
Operating shareholders' equity			6.07	5.49
Adjusted book value			11.45	10.83
_________________

(1)	Cumulative repurchases since the beginning of 2013.

As of May 4, 2016, $210 million of total capacity remained from the authorization, on a settlement basis.

In order to reduce leverage, and possibly rating agency capital charges, the Company has mutually agreed with beneficiaries to terminate selected financial guaranty insurance and credit derivative contracts. In particular, the Company has targeted investment grade securities for which claims are not expected but which carry a disproportionately large rating agency capital charge. The Company terminated investment grade securities of $1.9 billion and $0.1 billion in net par in First Quarter 2016 and First Quarter 2015, respectively, of financial guaranty and credit default swap ("CDS") contracts.

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

On April 12, 2016, AGC entered into an agreement and plan of merger to acquire CIFG Holding Inc. ("CIFG"), the parent of financial guaranty insurer CIFG Assurance North America, Inc. ("CIFG NA"). AGC expects to pay $450 million in cash to acquire CIFG, subject to adjustments as contemplated in the agreement, and the acquisition is expected to be completed mid-2016, subject to receipt of anti-trust and insurance regulatory approvals as well as satisfaction of customary closing conditions. CIFG’s stockholders have already approved the acquisition. As part of the transaction, CIFG NA will merge into AGC, which will be the surviving entity. As of December 31, 2015, CIFG had a consolidated insured portfolio of $5.6 billion of net par and approximately $637 million of consolidated qualified statutory capital.

On April 1, 2015 (the "Acquisition Date"), AGC completed the acquisition of Radian Asset Acquisition for a cash purchase price of $804.5 million. In connection with the acquisition, AGC acquired Radian Asset’s entire insured portfolio, which resulted in an increase in net par outstanding as of the Acquisition Date of approximately $13.6 billion, consisting of $9.4 billion public finance net par outstanding and $4.2 billion structured finance net par outstanding. In 2015, the acquisition contributed net income of approximately $2.46 per share and operating income of approximately $2.13 per share, including the bargain purchase gain, settlement of pre-existing relationships and activity since the Acquisition Date. Shareholders' equity benefited by $1.04 per share, operating shareholders' equity benefited by $1.26 per share and adjusted book value benefited by $3.73 per share as of the Acquisition Date.

Loss Mitigation

In an effort to avoid or reduce potential losses in its insurance portfolios, the Company employs a number of strategies.

In the public finance area, the Company believes that its experience and the resources it is prepared to deploy, as well as its ability to provide bond insurance or other contributions as part of a solution, has resulted in more favorable outcomes in distressed public finance situations than would have been the case without its participation, as illustrated, for example, by the Company's role in the Detroit, Michigan; Stockton, California; and Jefferson County, Alabama financial crises. Currently, the Company is an active participant in discussions with the Commonwealth of Puerto Rico and its advisors with respect to a number of Puerto Rico credits. For example, on December 24, 2015, AGC and AGM entered into a Restructuring Support Agreement (“RSA”) with Puerto Rico Electric Power Authority ("PREPA"), an ad hoc group of uninsured bondholders and a group of fuel-line lenders that would, subject to certain conditions, result in, among other things, modernization of the utility and a restructuring of current debt. Legislation meeting the requirements of the RSA was enacted on February 16, 2016.  The closing of the restructuring transaction, the issuance of the surety bonds and the closing of the bridge financing are subject to certain conditions, including confirmation that the enacted legislation meets all requirements of the RSA and execution of acceptable documentation and legal opinions. There can be no assurance that the conditions in the RSA will be met or that, if the conditions are met, the RSA's other provisions, including those related to the restructuring of the insured PREPA revenue bonds, will be implemented. In addition, there also can be no assurance that the negotiations with respect to other Puerto Rico credits will result in agreements on a consensual recovery plans.

The Company is currently working with the servicers of some of the residential mortgage-backed securities ("RMBS") it insures to encourage the servicers to provide alternatives to distressed borrowers that will encourage them to continue making payments on their loans and so improve the performance of the related RMBS. Many of the HELOC loans underlying the HELOC RMBS are entering their amortization periods, which results in material increases to the size of the monthly payments the borrowers are required to make.

    The Company also continues to purchase attractively priced obligations, including below-investment-grade ("BIG") obligations, that it has insured and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses ("loss mitigation securities"). These purchases resulted in a reduction of net expected loss to be paid of $584 million as of March 31, 2016. The fair value of assets purchased for loss mitigation purposes as of March 31, 2016 (excluding the value of the Company's insurance) was $986 million, with a par of $1,862 million (including bonds related to FG VIEs of $153 million in fair value and $286 million in par).

In some instances, the terms of the Company's policy gives it the option to pay principal on an accelerated basis, thereby reducing the amount of guaranteed interest due in the future. The Company has at times exercised this option, which uses cash but reduces projected future losses.

In an effort to recover losses the Company experienced in its insured U.S. RMBS portfolio, the Company also pursued providers of representations and warranties ("R&W") by enforcing R&W provisions in contracts, negotiating agreements with R&W providers relating to those provisions and, where appropriate, initiating litigation against R&W providers. While the Company has completed its pursuit of R&W claims, it continues to benefit from the agreements reached. See Note 5, Expected Loss to be Paid, of the Financial Statements.

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

An understanding of the Company’s accounting policies is of critical importance to understanding its consolidated financial statements. See Part II, Item 8. “Financial Statements and Supplementary Data” of the Company's Annual Report on Form 10-K for a discussion of significant accounting policies, loss estimation process, approach to projecting U.S. RMBS, and and fair value methodologies.

The Company carries a portion of its assets and liabilities at fair value, the majority of which are measured at fair value on a recurring basis. Level 3 assets, consisting primarily of financial guaranty variable interest entities’ assets, credit derivative assets, and investments, represented approximately 19% and 20% of total assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, respectively. All of the Company's liabilities that are measured at fair value are Level 3. See Note 7, Fair Value Measurement, of the Financial Statements for additional information about assets and liabilities classified as Level 3.

Consolidated Results of Operations

Consolidated Results of Operations

	Three Months Ended March 31,
	2016	2015
	(in millions)
Revenues:
Net earned premiums	$183	$142
Net investment income	99	101
Net realized investment gains (losses)	(13)	16
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	8	21
Net unrealized gains (losses)	(68)	103
Net change in fair value of credit derivatives	(60)	124
Fair value gains (losses) on CCS	(16)	2
Fair value gains (losses) on FG VIEs	18	(7)
Other income (loss)	34	(9)
Total revenues	245	369
Expenses:
Loss and LAE	90	18
Amortization of deferred acquisition costs	4	4
Interest expense	26	25
Other operating expenses	60	56
Total expenses	180	103
Income (loss) before provision for income taxes	65	266
Provision (benefit) for income taxes	6	65
Net income (loss)	$59	$201

Net Earned Premiums

Net earned premiums are recognized over the contractual lives, or in the case of homogeneous pools of insured obligations, the remaining expected lives, of financial guaranty insurance contracts. The Company estimates remaining expected lives of its insured obligations and makes prospective adjustments for such changes in expected lives. Scheduled net earned premiums are expected to decrease each year unless replaced by a higher amount of new business, reassumptions of previously ceded business or books of business acquired in a business combination. See "Financial Guaranty Insurance Premiums" in Note 6, Financial Guaranty Insurance, of the Financial Statements, for additional information and the expected timing of future premium earnings.

Net Earned Premiums

	First Quarter
	2016	2015
	(in millions)
Financial guaranty:
Public finance
Scheduled net earned premiums and accretion	$69	$66
Accelerations(1)	79	40
Total public finance	148	106
Structured finance(2)
Scheduled net earned premiums and accretion	25	34
Accelerations(1)	10	1
Total structured finance	35	35
Other	0	1
Total net earned premiums	$183	$142
____________________

(1)	Reflects the unscheduled refunding or termination of the insurance on an insured obligation as well as changes in scheduled earnings due to changes in the expected lives of the insured obligations.

(2)	Excludes $5 million and $5 million for First Quarter 2016 and 2015, respectively related to consolidated FG VIEs.

Net earned premiums increased in First Quarter 2016 compared with First Quarter 2015 due primarily to higher accelerations and to net earned premiums related to the acquisition of Radian Asset, offset by the scheduled decline in structured finance par outstanding, as shown in the table above.

At March 31, 2016, $3.6 billion of net deferred premium revenue remained to be earned over the life of the insurance contracts.

Net Investment Income

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets.

Net Investment Income (1)

	First Quarter
	2016	2015
	(in millions)
Income from fixed-maturity securities managed by third parties	$79	$82
Income from internally managed securities:
Fixed maturities	17	15
Other	5	6
Gross investment income	101	103
Investment expenses	(2)	(2)
Net investment income	$99	$101
____________________

(1)	Net investment income excludes $5 million and $3 million for First Quarter 2016 and 2015, respectively, related to consolidated FG VIEs.

Net investment income decreased due to lower average investment balances and lower book yield. The overall pre-tax book yield was 3.65% as of March 31, 2016 and 3.76% as of March 31, 2015, respectively. Excluding the internally managed portfolio, pre-tax book yield was 3.45% as of March 31, 2016 compared with 3.55% as of March 31, 2015.

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses). See Note 10, Investments and Cash, of the Financial Statements.

Net Realized Investment Gains (Losses)

	First Quarter
	2016	2015
	(in millions)
Gross realized gains on the investment portfolio	$6	$25
Gross realized losses on the investment portfolio	(3)	(2)
Other-than-temporary impairment	(16)	(7)
Net realized investment gains (losses)	$(13)	$16

Other-than-temporary-impairments in First Quarter 2016 and First Quarter 2015 were primarily attributable to securities purchased for loss mitigation purposes. Realized gains on the investment portfolio in First Quarter 2015 were due primarily to sales of securities in order to fund the purchase of Radian Asset by AGC.

Other Income (Loss)

Other income (loss) is comprised of recurring items such as foreign exchange remeasurement gains and losses, ancillary fees on financial guaranty policies such as commitment, consent and processing fees, and if applicable, other revenue items on financial guaranty insurance and reinsurance contracts such as commutation gains on re-assumptions of previously ceded business, loss mitigation recoveries and certain non-recurring items.

Other Income (Loss)

	First Quarter
	2016	2015
	(in millions)
Foreign exchange gain (loss) on remeasurement of premium receivable and loss reserves	$(2)	$(13)
Other (1)	36	4
Total other income (loss)	$34	$(9)
____________________

(1)	Other in First Quarter 2016 represents primarily a benefit due to loss mitigation recoveries.

Economic Loss Development

The insured portfolio includes policies accounted for under three separate accounting models depending on the characteristics of the contract and the Company’s control rights. Please refer to Note 5, Expected Loss to be Paid, of the Financial Statements, for a discussion of the assumptions and methodologies used in calculating the expected loss to be paid for all contracts. For a discussion of the loss estimation process, approach to projecting losses in the U.S. RMBS portfolio and the measurement and recognition accounting policies under GAAP for each type of contract, see the following in Item 8, Financial Statements and Supplementary Data of the Company's Annual Report on Form 10-K:

•	Note 5 for expected loss to be paid,

•	Note 6 for financial guaranty insurance,

•	Note 7 for fair value methodologies for credit derivatives and FG VIE assets and liabilities,

•	Note 8 for credit derivatives, and

•	Note 9 for consolidated FG VIEs.

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

Net expected loss to be paid consists primarily of the present value of future: expected claim and loss adjustment expenses ("LAE") payments, expected recoveries from excess spread and other collateral in the transaction structures, cessions to reinsurers, and expected recoveries for breaches of R&W and the effects of other loss mitigation strategies. Current risk free rates are used to discount expected losses at the end of each reporting period and therefore changes in such rates from period to period affect the expected loss estimates reported. Assumptions used in the determination of the net expected loss to be paid such as delinquency, severity, and discount rates and expected timeframes to recovery in the mortgage market were consistent by sector regardless of the accounting model used. The primary drivers of economic loss development are discussed below. Changes in risk free rates used to discount losses affect economic loss development, loss and LAE, and non-GAAP loss expense; however the effect of changes in discount rates are not indicative of actual credit impairment or improvement in the period.

The primary differences between net economic loss development and loss and LAE reported under GAAP are that GAAP:

•	considers deferred premium revenue in the calculation of loss reserves and loss expense for financial guaranty insurance contracts,

•	eliminates losses related to FG VIEs and

•	does not include estimated losses on credit derivatives.

Loss expense reported in operating income (i.e. non-GAAP loss expense) includes losses on financial guaranty insurance, credit derivatives and FG VIEs.

For financial guaranty insurance contracts, a GAAP loss is generally recorded only when expected losses exceed deferred premium revenue. Therefore, the timing of loss recognition in income does not necessarily coincide with the timing of the actual credit impairment or improvement reported in net economic loss development. Transactions acquired in a business combination generally have the largest deferred premium revenue balances because of the purchase accounting adjustments made at acquisition. Therefore the largest differences between net economic loss development and loss expense relate to these policies. See "—Loss and LAE (Financial Guaranty Insurance Contracts)" below.

Net Expected Loss to be Paid

	As of March 31, 2016	As of December 31, 2015
	(in millions)
Public finance	$903	$809
Structured finance
U.S. RMBS before benefit for recoveries for breaches of R&W	340	488
Net benefit for recoveries for breaches of R&W (1)	(47)	(79)
U.S. RMBS after benefit for recoveries for breaches of R&W	293	409
Other structured finance	141	173
Structured finance	434	582
Total	$1,337	$1,391
____________________

(1)
As of March 31, 2016 and December 31, 2015, the remaining estimated benefit for recoveries for breaches of R&W are subject to contractual settlement agreements. The Company is no longer actively pursuing any R&W providers for breaches.

Economic Loss Development (Benefit) (1)

	First Quarter
	2016	2015
	(in millions)
Public finance	$99	$6
Structured finance
U.S. RMBS before benefit for recoveries for breaches of R&W	(50)	(47)
Net benefit for recoveries for breaches of R&W	19	51
U.S. RMBS after benefit for recoveries for breaches of R&W	(31)	4
Other structured finance	(9)	(13)
Structured finance	(40)	(9)
Total	$59	$(3)
____________________

(1)
Economic loss development includes the effects of changes in assumptions based on observed market trends, changes in discount rates, accretion of discount and the economic effects of loss mitigation efforts.

First Quarter 2016 Net Economic Loss Development

Total economic loss development of $59 million in First Quarter 2016 was generated mainly by the U.S. public finance sector, partially offset by a net benefit in the structured finance sector. The risk-free rates used to discount expected losses ranged from 0.0% to 2.88% as of March 31, 2016 and 0.0% to 3.25% as of December 31, 2015. The effect of the change in the risk-free rates used to discount expected losses was a loss of $63 million in First Quarter 2016.

U.S. Public Finance Economic Loss Development: The net par outstanding for U.S. public finance obligations rated BIG by the Company was $8.0 billion as of March 31, 2016 compared with $7.8 billion as of December 31, 2015. The Company projects that its total net expected loss across its troubled U.S. public finance credits as of March 31, 2016 will be $864 million, compared with $771 million as of December 31, 2015. Economic loss development in First Quarter 2016 was $98 million, which was primarily attributable to Puerto Rico exposures. See "Insured Portfolio-Exposure to Puerto Rico" below for details about significant developments that have taken place in Puerto Rico.

U.S. RMBS Economic Loss Development: The net benefit attributable to U.S. RMBS was $31 million due mainly to the acceleration of claim payments as a means of mitigating future losses on certain Alt-A transactions.

Other Structured Finance Economic Loss Development: The net benefit attributable to structured finance (excluding U.S. RMBS) was $9 million, due primarily to the commutation of certain assumed student loan exposures.

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

U.S. Public Finance Economic Loss Development: The net par outstanding for U.S. public finance obligations rated BIG by the Company was $7.9 billion as of March 31, 2015 compared with $7.9 billion as of December 31, 2014. The Company projected that its total net expected loss across its troubled U.S. public finance credits as of March 31, 2015 would be $310 million, compared with $303 million as of December 31, 2014. Economic loss development in First Quarter 2015 was approximately $9 million, which was primarily attributable to certain Puerto Rico exposures.

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

The following table presents the loss and LAE recorded in the consolidated statements of operations. These amounts are based on economic loss development and expected losses to be paid for financial guaranty insurance contracts only, and the amortization of the related unearned premium reserve on a transaction by transaction basis. Amounts presented are net of reinsurance.

Loss and LAE Reported
on the Consolidated Statements of Operations

	First Quarter
	2016	2015
	(in millions)
Public finance	$97	$18
Structured finance:
U.S. RMBS	11	7
Other structured finance	(11)	(2)
Structured finance	0	5
Total insurance contracts before FG VIE consolidation	97	23
Effect of consolidating FG VIEs	(7)	(5)
Total loss and LAE (1)	$90	$18
____________________

(1)	Excludes credit derivative benefit of $6 million for First Quarter 2016 and credit derivative benefit of $12 million for First Quarter 2015, which are included in non-GAAP loss expense.

Loss and LAE in First Quarter 2016 was mainly driven by higher loss reserves on certain Puerto Rico exposures partially offset by a benefit from the commutations of certain assumed student loan exposures.

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

Financial Guaranty Insurance
Net Expected Loss to be Expensed
As of March 31, 2016

	In GAAP Reported Income	In Non-GAAP Operating Income (1)
	(in millions)
2016 (April 1 – June 30)	$11	$14
2016 (July 1 – September 30)	10	12
2016 (October 1 – December 31)	9	12
2017	34	42
2018	33	41
2019	30	36
2020	27	33
2021-2025	100	117
2026-2030	70	78
2031-2035	45	54
After 2035	20	24
Net expected loss to be expensed	389	463
Future accretion	156	189
Total expected future loss and LAE	$545	$652
____________________

(1)	Net expected loss to be expensed for GAAP reported income is different than operating income, a non-GAAP financial measure, by the amount related to consolidated FG VIEs and credit derivatives.

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

The valuation of the Company’s credit derivative contracts requires the use of models that contain significant, unobservable inputs, and are classified as Level 3 in the fair value hierarchy. The models used to determine fair value are primarily developed internally based on market conventions for similar transactions that the Company observed in the past. There has been very limited new issuance activity in this market over the past several years and as of March 31, 2016, market prices for the Company’s credit derivative contracts were generally not available. Inputs to the estimate of fair value include various market indices, credit spreads, the Company’s own credit spread, and estimated contractual payments. See Note 7, Fair Value Measurement, of the Financial Statements for additional information.

Net Change in Fair Value of Credit Derivatives Gain (Loss)

	First Quarter
	2016	2015
	(in millions)
Realized gains on credit derivatives	$10	$23
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	(2)	(2)
Realized gains (losses) and other settlements on credit derivatives (1)	8	21
Net change in unrealized gains (losses) on credit derivatives:
Pooled corporate obligations	(48)	17
U.S. RMBS	(15)	75
CMBS	0	0
Other	(5)	11
Net change in unrealized gains (losses) on credit derivatives	(68)	103
Net change in fair value of credit derivatives	$(60)	$124
____________________

(1)	Includes realized gains and losses due to terminations and settlements of CDS contracts.

Net Par and Realized Gains
from Terminations and Settlements of Credit Derivative Contracts

	First Quarter
	2016	2015
	(in millions)
Net par of terminated credit derivative contracts	$—	$93
Realized gains on credit derivatives	0	11

During First Quarter 2016, unrealized fair value losses were generated primarily in the trust preferred, and U.S. RMBS prime first lien and subprime sectors, due to wider implied net spreads. The wider implied net spreads were primarily a result of the decreased cost to buy protection on AGC and AGM, particularly for the one year and five year CDS spread. These transactions were pricing at or above their floor levels (or the minimum rate at which the Company would consider assuming these risks based on historical experience); therefore when the cost of purchasing CDS protection on AGC and AGM, which management refers to as the CDS spread on AGC and AGM, decreased the implied spreads that the Company would expect to receive on these transactions increased. Unrealized fair value losses in the Other Sector were generated primarily by a price decline on a hedge the Company has against another financial guarantor. These losses were partially offset by an unrealized fair value gain on a terminated toll road securitization.

During First Quarter 2015, unrealized fair value gains were generated primarily in the U.S. RMBS prime first lien and adjustable rate mortgage ("Option ARM") sectors. The change in fair value of credit derivatives in First Quarter 2015 was primarily due to a refinement in methodology to address an instance in a U.S. RMBS transaction that changed from an expected loss to an expected recovery position.  This refinement resulted in approximately $49 million in fair value gains in First Quarter 2015. In addition, there were unrealized gains in the TruPS CDO and Other sectors as result of price improvements on the underlying collateral. The changes in the Company’s CDS spreads did not have a material impact during the quarter.

CDS Spread on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of March 31, 2016	As of December 31, 2015	As of March 31, 2015	As of December 31, 2014
Five-year CDS spread:
AGC	307	376	317	323
AGM	309	366	341	325
One-year CDS spread
AGC	105	139	60	80
AGM	102	131	80	85

Effect of Changes in the Company’s Credit Spread on
Unrealized Gains (Losses) on Credit Derivatives

	First Quarter
	2016	2015
	(in millions)
Change in unrealized gains (losses) of credit derivatives:
Before considering implication of the Company’s credit spreads	$(27)	$111
Resulting from change in the Company’s credit spreads	(41)	(8)
After considering implication of the Company’s credit spreads	$(68)	$103

Management believes that the trading level of AGC’s and AGM’s credit spreads is due to the correlation between AGC’s and AGM’s risk profile, the current risk profile of the broader financial markets, and to increased demand for credit protection against AGC and AGM as the result of its financial guaranty volume, as well as the overall lack of liquidity in the CDS market. Offsetting the benefit attributable to AGC’s and AGM’s credit spread were higher credit spreads in the fixed income security markets relative to pre-financial crisis levels. The higher credit spreads in the fixed income security market are due to the lack of liquidity in the high-yield collateralized debt obligations ("CDO"), TruPS CDOs, and collateralized loan obligation ("CLO") markets as well as continuing market concerns over the 2005-2007 vintages of RMBS.

Financial Guaranty Variable Interest Entities

As of March 31, 2016 and December 31, 2015, the Company consolidated 33 and 34 VIEs, respectively. The table below presents the effects on reported GAAP income resulting from consolidating these FG VIEs and eliminating their related insurance and investment accounts and, in total, represents a difference between GAAP reported net income and non-GAAP operating income attributable to FG VIEs. The consolidation of FG VIEs has a significant effect on net income and shareholders' equity due to:

•	changes in fair value gains (losses) on FG VIE assets and liabilities,

•	the eliminations of premiums and losses related to the AGC and AGM FG VIE liabilities with recourse, and

•	the elimination of investment balances related to the Company’s purchase of AGC and AGM insured FG VIE debt.

Upon consolidation of a FG VIE, the related insurance and, if applicable, the related investment balances, are considered intercompany transactions and therefore eliminated. See “—Non-GAAP Financial Measures—Operating Income” below and Note 9, Consolidated Variable Interest Entities, of the Financial Statements for more details.

Effect of Consolidating FG VIEs on Net Income

	First Quarter
	2016	2015
	(in millions)
Net earned premiums	$(5)	$(5)
Net investment income	(5)	(3)
Net realized investment gains (losses)	1	0
Fair value gains (losses) on FG VIEs	18	(7)
Loss and LAE	6	5
Effect on income before tax	15	(10)
Less: tax provision (benefit)	5	(4)
Effect on net income (loss)	$10	$(6)

Fair value gains (losses) on FG VIEs represent the net change in fair value on the consolidated FG VIEs’ assets and liabilities. During First Quarter 2016, the Company recorded a pre-tax net fair value gain on consolidated FG VIEs of $18 million. The primary driver of the gain was price appreciation on the FG VIE assets during the quarter resulting from improvements in the underlying collateral.

During First Quarter 2015, the Company recorded a pre-tax net fair value loss on consolidated FG VIEs of $7 million. The primary driver of the loss was a pre-tax net fair value loss of $26 million on the consolidation of one new FG VIE. The net fair value loss on consolidation was partially offset by net gains due to price appreciation on the FG VIE assets during the quarter resulting from improvements in the underlying collateral.

Provision for Income Tax

Provision for Income Taxes and Effective Tax Rates

	First Quarter
	2016	2015
	(in millions)
Total provision (benefit) for income taxes	$6	$65
Effective tax rate	10.0%	24.2%

 The Company’s effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 20% unless subject to U.S. tax by election or as a U.S. controlled foreign corporation, and no taxes for the Company’s Bermuda subsidiaries unless subject to U.S tax by election or as a U.S. controlled foreign corporation. The Company’s overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions. In each of the periods presented, the portion of taxable income from each jurisdiction varied. The non-taxable book to tax differences were consistent as compared to the prior period. The effective tax rate is lower in 2016, due to a higher ratio of tax exempt investment income to pre-tax income.

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

 Reconciliation of Net Income (Loss)
to Operating Income

	First Quarter
	2016	2015
	(in millions)
Net income (loss)	$59	$201
Less after-tax adjustments:
Realized gains (losses) on investments	(9)	9
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(43)	66
Fair value gains (losses) on CCS	(10)	1
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(2)	(9)
Effect of consolidating FG VIEs	10	(6)
Operating income	$113	$140

Effective tax rate on operating income	20.3%	22.1%

Adjusted Book Value and Operating Shareholders’ Equity

Management also uses adjusted book value to measure the intrinsic value of the Company, excluding franchise value. Growth in adjusted book value per share is one of the key financial measures used in determining the amount of certain long term compensation to management and employees and used by rating agencies and investors.

     Management believes that operating shareholders’ equity is a useful measure because it presents the equity of the Company with all financial guaranty contracts accounted for on a more consistent basis and excludes fair value adjustments that are not expected to result in economic gain or loss. Many investors, analysts and financial news reporters use operating shareholders’ equity as the principal financial measure for valuing AGL’s current share price or projected share price and also as the basis of their decision to recommend, buy or sell AGL’s common shares. Many of the Company’s fixed income investors also use operating shareholders’ equity to evaluate the Company’s capital adequacy. Operating shareholders’ equity is the basis of the calculation of adjusted book value (see below). Operating shareholders’ equity is defined as shareholders’ equity attributable to AGL, as reported under GAAP, adjusted for the following:

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

Reconciliation of Shareholders’ Equity
to Adjusted Book Value

	As of March 31, 2016		As of December 31, 2015
	Total	Per Share	Total	Per Share
	(dollars in millions, except per share amounts)
Shareholders’ equity	$6,113	$45.26	$6,063	$43.96
Less after-tax adjustments:
Effect of consolidating FG VIEs	(12)	(0.09)	(23)	(0.16)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(203)	(1.50)	(160)	(1.16)
Fair value gains (losses) on CCS	30	0.22	40	0.29
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	344	2.55	260	1.88
Operating shareholders’ equity	5,954	44.08	5,946	43.11
After-tax adjustments:
Less: Deferred acquisition costs	145	1.07	147	1.06
Plus: Net present value of estimated net future credit derivative revenue	91	0.67	116	0.84
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	2,394	17.72	2,524	18.29
Adjusted book value	$8,294	$61.40	$8,439	$61.18

     Shareholder's equity increased since December 31, 2015 due primarily to positive income and net unrealized gains on available for sale investment securities recorded in AOCI, which was partially offset by share repurchases and dividends. While operating shareholders' equity increased slightly, adjusted book value decreased since December 31, 2015 due mainly to share repurchases and dividends. Operating shareholders' equity per share and adjusted book value per share benefited from the repurchase of 3.0 million common shares through March 31, 2016.

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

Reconciliation of PVP to Gross Written Premiums

	First Quarter
	2016	2015
	(in millions)
Total PVP	$38	$36
Less: PVP of non-financial guaranty insurance	0	6
PVP of financial guaranty insurance	38	30
Less: Financial guaranty installment premium PVP	7	17
Total: Financial guaranty upfront gross written premiums	31	13
Plus: Installment gross written premiums and other GAAP adjustments (1)	(12)	19
Total gross written premiums	$19	$32
 ___________________

(1)
Includes present value of new business on installment policies, gross written premium adjustments on existing installment policies due to changes in assumptions, any cancellations of assumed reinsurance contracts, and other GAAP adjustments.

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

Net Par Outstanding and Average Internal Rating by Sector

	As of March 31, 2016		As of December 31, 2015
Sector	Net Par Outstanding	Avg. Rating	Net Par Outstanding	Avg. Rating
	(dollars in millions)
Public finance:
U.S.:
General obligation	$121,800	A	$126,255	A
Tax backed	57,218	A	58,062	A
Municipal utilities	45,086	A	45,936	A
Transportation	22,531	A	23,454	A
Healthcare	14,631	A	15,006	A
Higher education	11,535	A	11,936	A
Infrastructure finance	3,145	BBB	4,993	BBB
Housing	1,932	A-	2,037	A
Investor-owned utilities	915	A-	916	A-
Other public finance—U.S.	3,262	A	3,271	A
Total public finance—U.S.	282,055	A	291,866	A
Non-U.S.:
Infrastructure finance	12,673	BBB	12,728	BBB
Regulated utilities	9,907	BBB+	10,048	BBB+
Pooled infrastructure	1,831	AA	1,879	AA
Other public finance	4,974	A	4,922	A
Total public finance—non-U.S.	29,385	BBB+	29,577	BBB+
Total public finance	311,440	A	321,443	A
Structured finance:
U.S.:
Pooled corporate obligations	15,380	AAA	16,008	AAA
RMBS	6,677	BBB-	7,067	BBB-
Insurance securitizations	2,900	A+	3,000	A+
Consumer receivables	2,084	A-	2,099	A-
Financial products	1,824	AA-	1,906	AA-
CMBS and other commercial real estate related exposures	498	AAA	533	AAA
Commercial receivables	382	BBB+	427	BBB+
Other structured finance—U.S.	707	AA-	730	AA-
Total structured finance—U.S.	30,452	AA-	31,770	AA-
Non-U.S.:
Pooled corporate obligations	3,465	AA	3,645	AA
Commercial receivables	541	BBB+	600	BBB+
RMBS	504	BBB	492	BBB
Other structured finance	613	AA-	621	AA-
Total structured finance—non-U.S.	5,123	AA-	5,358	AA-
Total structured finance	35,575	AA-	37,128	AA-
Total net par outstanding	$347,015	A	$358,571	A

The following tables set forth the Company’s net financial guaranty portfolio by internal rating.

Financial Guaranty Portfolio by Internal Rating
As of March 31, 2016

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$2,541	0.9%	$688	2.3%	$13,953	45.8%	$2,529	49.4%	$19,711	5.7%
AA	65,310	23.2	1,969	6.7	7,505	24.7	154	3.0	74,938	21.6
A	145,515	51.6	6,695	22.8	2,584	8.5	551	10.8	155,345	44.7
BBB	60,736	21.5	18,622	63.4	1,279	4.2	1,267	24.7	81,904	23.6
BIG	7,953	2.8	1,411	4.8	5,131	16.8	622	12.1	15,117	4.4
Total net par outstanding (1)	$282,055	100.0%	$29,385	100.0%	$30,452	100.0%	$5,123	100.0%	$347,015	100.0%
_____________________

(1)	Excludes $1.5 billion of loss mitigation securities insured and held by the Company as of March 31, 2016, which are primarily BIG.

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2015

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$3,053	1.1%	$709	2.4%	$14,366	45.2%	$2,709	50.6%	$20,837	5.8%
AA	69,274	23.7	2,017	6.8	7,934	25.0	177	3.3	79,402	22.1
A	157,440	53.9	6,765	22.9	2,486	7.8	555	10.3	167,246	46.7
BBB	54,315	18.6	18,708	63.2	1,515	4.8	1,365	25.5	75,903	21.2
BIG	7,784	2.7	1,378	4.7	5,469	17.2	552	10.3	15,183	4.2
Total net par outstanding (1)	$291,866	100.0%	$29,577	100.0%	$31,770	100.0%	$5,358	100.0%	$358,571	100.0%
_____________________

(1)	Excludes $1.5 billion of loss mitigation securities insured and held by the Company as of December 31, 2015, which are primarily BIG.

Exposure to Puerto Rico

The Company has insured exposure to general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $5.1 billion net par as of March 31, 2016, all of which are rated BIG.

Puerto Rico has experienced significant general fund budget deficits in recent years. In addition to high debt levels, Puerto Rico faces a challenging economic environment.

In June 2014, the Puerto Rico legislature passed the Puerto Rico Public Corporation Debt Enforcement and Recovery Act (the "Recovery Act") in order to provide a legislative framework for certain public corporations experiencing severe financial stress to restructure their debt, including Puerto Rico Highway and Transportation Authority ("PRHTA") and PREPA. Subsequently, the Commonwealth stated PREPA might need to seek relief under the Recovery Act due to liquidity constraints. Investors in bonds issued by PREPA filed suit in the United States District Court for the District of Puerto Rico challenging the Recovery Act. On February 6, 2015, the U.S. District Court for the District of Puerto Rico ruled the Recovery Act is preempted by the U.S. Bankruptcy Code and is therefore void. On July 6, 2015, the U.S. Court of Appeals for the First Circuit upheld that ruling, and on December 4, 2015, the U.S. Supreme Court granted petitions for writs of certiorari relating to that ruling. Oral arguments were held on March 22, 2016. Typical Supreme Court practice suggests a decision could be announced in June 2016, but there is no assurance that an opinion will be announced at such time, especially in light of the Supreme Court vacancy.

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
On November 30, 2015, and December 8, 2015, the Governor issued executive orders (“Clawback Orders”) directing the Puerto Rico Department of Treasury and the Puerto Rico Tourism Company to retain or transfer certain taxes pledged to secure the payment of bonds issued by PRHTA, Puerto Rico Infrastructure Finance Authority ("PRIFA") and Puerto Rico Convention Center District Authority ("PRCCDA"). On January 7, 2016 the Company sued various Puerto Rico governmental officials in the United States District Court, District of Puerto Rico asserting that this attempt to “claw back” pledged taxes is unconstitutional, and demanding declaratory and injunctive relief. The Puerto Rico credits insured by the Company impacted by the Clawback Orders are shown in the table “Puerto Rico Net Par Outstanding” below.
On January 1, 2016 PRIFA defaulted on payment of a portion of the interest due on its bonds on that date. For those PRIFA bonds the Company had insured, the Company paid approximately $451 thousand of claims for the interest payments on which PRIFA had defaulted.

On April 6, 2016 the Governor signed into law the Puerto Rico Emergency Moratorium & Financial Rehabilitation Act (the “Moratorium Act”). The Moratorium Act purportedly empowers the Governor to declare a moratorium, entity by entity, on debt service payments on debt of the commonwealth and its related authorities and public corporations, as well as instituting a stay against related litigation, among other things. It is possible that a court may find any attempt to exercise the power to declare a moratorium on debt service payments purportedly granted by the Moratorium Act to be unconstitutional, and the impact of any attempt to exercise such power on the Puerto Rico credits insured by the Company is uncertain. Shortly after signing it into law, the Governor used the authority of the Moratorium Act to declare an emergency period with respect to the Government Development Bank (the “GDB”), placing restrictions on its disbursements and certain of its other activities and moving the clearing of payroll of Commonwealth and GDB employees from the GDB.

On April 30, 2016, the Governor signed an order under the Moratorium Act ordering a moratorium on the debt service payment of approximately $422 million due to be made by the GDB on May 2, 2016. On May 1, 2016, the GDB announced a tentative agreement with a group of creditors of the GDB (the “Ad Hoc Group”) for a restructuring of GDB’s notes and that the GDB would pay the interest due on May 2, 2016. According to the announcement, the Ad Hoc Group agreed to forbear from initiating litigation for 30 days during the pendency of negotiations. The GDB noted in its May 1 announcement that the tentative agreement requires 100% participation of the GDB’s creditors and that it would be unlikely to reach that level of participation without a restructuring law enabling it to bind non-consenting creditors. The Company does not insure any debt issued by the GDB.

There have been a number of other proposals, plans and legislative initiatives offered in Puerto Rico and in the United States aimed at addressing Puerto Rico’s fiscal issues. Among the responses proposed is a federal financial control board and access to bankruptcy courts or another restructuring mechanism. In addition, the Working Group has made several proposals for voluntary exchanges that include terms such as discounts, extensions and subordination. The final shape and timing of responses to Puerto Rico’s distress eventually enacted or implemented by Puerto Rico or the United States, if any, and the impact of any such actions on obligations insured by the Company, is uncertain and may differ substantially from the recommendations of the Working Group or any other proposals or plans described in the press or offered to date or in the future.

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

PREPA

As of March 31, 2016, the Company had $744 million insured net par outstanding of PREPA obligations. On July 1, 2015, PREPA made full payment of the $416 million of principal and interest due on its bonds, including bonds insured by AGM and AGC. However, that payment was conditioned on and facilitated by AGM and AGC agreeing, also on July 1, to purchase a portion of $131 million of interest-bearing bonds to help replenish certain of the operating funds PREPA used to make the $416 million of principal and interest payments. On July 31, 2015, AGM and AGC purchased $74 million aggregate principal amount of those bonds; the bonds were repaid in full in 2016.

On December 24, 2015, AGM and AGC entered into a RSA with PREPA, an ad hoc group of uninsured bondholders and a group of fuel-line lenders that would, subject to certain conditions, result in, among other things, modernization of the utility and a restructuring of current debt. Upon finalization of the contemplated restructuring transaction, insured PREPA revenue bonds (with no reduction to par or stated interest rate or extension of maturity) will be supported by securitization bonds issued by a special purpose corporation and secured by a transition charge assessed on ratepayers. To facilitate the securitization transaction, which enables PREPA to achieve debt relief and more efficient capital markets financing, Assured Guaranty will issue surety insurance policies in an aggregate amount not expected to exceed $113 million in exchange for a market premium and to support a portion of the reserve fund for the securitization bonds. Certain of the creditors also agreed, subject to certain conditions, to participate in a bridge financing. The Company’s share of the bridge financing is approximately $15 million. Legislation meeting the requirements of the RSA was enacted on February 16, 2016.  The closing of the restructuring transaction, the issuance of the surety bonds and the closing of the bridge financing are subject to certain conditions, including confirmation that the enacted legislation meets all requirements of the RSA and execution of acceptable documentation and legal opinions.
There can be no assurance that the conditions in the RSA will be met or that, if the conditions are met, the RSA's other provisions, including those related to the restructuring of the insured PREPA revenue bonds, will be implemented. In addition, the impact of the Moratorium Act or any attempt to exercise the power purportedly granted by the Moratorium Act on the implementation of the RSA is uncertain. PREPA, during the pendency of the agreements, has suspended deposits into its debt service fund.

PRHTA

As of March 31, 2016, the Company had $910 million insured net par outstanding of PRHTA (Transportation revenue) bonds and $369 million net par of PRHTA (Highway revenue) bonds. The Clawback Orders cover Commonwealth-derived taxes that are allocated to PRHTA. The Company believes that such sources represented a substantial majority of PRHTA’s revenues in 2015.

Puerto Rico Sales Tax Financing Corporation (“COFINA”)

As of March 31, 2016, the Company had $270 million insured net par outstanding of junior COFINA bonds, which are secured by a lien on certain sales and use taxes. There have been proposals from both the Commonwealth and from holders of certain senior COFINA bonds to restructure COFINA debt.

Puerto Rico Convention Center District Authority

As of March 31, 2016, the Company had $164 million insured net par outstanding of PRCCDA bonds, which are secured by certain hotel tax revenues. These revenues are sensitive to the level of economic activity in the area and are subject to the Clawback Orders.

Puerto Rico Aqueduct and Sewer Authority (“PRASA”)

As of March 31, 2016, the Company had $388 million insured par outstanding to PRASA bonds, which are secured by the gross revenues of the system. On September 15, 2015, PRASA entered into a settlement with the U.S. Justice Department and the U.S. Environmental Protection Agency that requires it to spend $1.6 billion to upgrade and improve its sewer system island-wide. According to a material event notice PRASA filed on March 4, 2016, it owed its contractors $140 million.

Municipal Finance Agency
As of March 31, 2016, the Company had $387 million net par outstanding of bonds issued by the Puerto Rico Municipal Finance Agency (“MFA”) secured by a pledge of local property tax revenues. On October 13, 2015, the Company filed a motion to intervene in litigation between Centro de Recaudación de Ingresos Municipales (“CRIM”) and the GDB in which CRIM was seeking to ensure that the pledged tax revenues are, and will continue to be, available to support the MFA bonds. While the Company’s motion to intervene was denied, the GDB and CRIM have reported that they executed a new deed of trust that requires the GDB, as fiduciary, to keep the pledged tax revenues separate from any other GDB monies or accounts and that governs the manner in which the pledged revenues may be invested and dispersed.

Net Exposure to Puerto Rico
As of March 31, 2016

	Net Par Outstanding
	AGM Consolidated	AGC Consolidated	AG Re (1) Consolidated	Eliminations (2)	Total Net Par Outstanding (4)	Gross Par Outstanding	Internal Rating
	(in millions)
Exposures Previously Subject to the Voided Recovery Act(3):
PRHTA (Transportation revenue) (5)	$289	$476	$225	$(80)	$910	$937	CCC-
PREPA	431	74	239	—	744	902	CC
PRASA	—	296	92	—	388	388	CCC
PRHTA (Highway revenue) (5)	219	100	50	—	369	574	CCC
PRCCDA (5)	—	82	82	—	164	164	CCC-
Total	939	1,028	688	(80)	2,575	2,965

Exposures Not Previously Subject to the Voided Recovery Act:
Commonwealth of Puerto Rico - General Obligation Bonds	720	415	480	—	1,615	1,738	CCC
MFA	206	65	116	—	387	570	CCC-
COFINA	262	—	8	—	270	270	CCC+
Puerto Rico Public Buildings Authority	13	137	38	—	188	194	CCC
PRIFA (5) (6)	—	10	8	—	18	18	C
University of Puerto Rico	—	1	—	—	1	1	CCC-
Total	1,201	628	650	—	2,479	2,791
Total net exposure to Puerto Rico	$2,140	$1,656	$1,338	$(80)	$5,054	$5,756
 ___________________

(1)	"AG Re" means Assured Guaranty Re Ltd.

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

(4)
Includes exposure to capital appreciation bonds with a current aggregate net par outstanding of $34 million and a fully accreted net par at maturity of $67 million. Of these amounts, current net par of $18 million and fully accreted net par at maturity of $50 million relate to the Puerto Rico Sales Tax Financing Corporation, current net par of $10 million and fully accreted net par at maturity of $11 million relate to the PRHTA, and current net par of $5 million and fully accreted net par at maturity of $5 million relate to the Commonwealth General Obligation Bonds.

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
Amortization Schedule
of Net Par Outstanding of Puerto Rico
As of March 31, 2016

	Scheduled Net Par Amortization
	2016 (2Q)	2016 (3Q)	2016 (4Q)	2017	2018	2019	2020	2021	2022	2023	2024	2025	2026 -2030	2031 -2035	2036 -2040	2041 -2045	2046 -2047	Total
	(in millions)
Exposures Previously Subject to the Voided Recovery Act:
PRHTA (Transportation revenue)	$0	$33	$0	$36	$42	$28	$23	$18	$19	$21	$1	$26	$151	$227	$240	$45	$—	$910
PREPA	0	20	0	5	4	25	42	22	22	81	78	52	309	84	0	—	—	744
PRASA	—	15	—	—	—	—	—	—	—	—	2	25	84	—	2	92	168	388
PRHTA (Highway revenue)	—	19	—	10	10	21	22	26	6	8	8	8	27	167	37	—	—	369
PRCCDA	—	11	—	—	—	—	—	—	—	—	—	—	19	105	29	—	—	164
Total	0	98	0	51	56	74	87	66	47	110	89	111	590	583	308	137	168	2,575

Exposures Not Previously Subject to the Voided Recovery Act:
Commonwealth of Puerto Rico - General Obligation Bonds	0	142	0	95	75	82	137	16	37	14	73	68	255	475	146	—	—	1,615
MFA	—	55	—	47	47	44	37	33	33	16	12	11	52	—	—	—	—	387
COFINA	0	(1)	0	(1)	(1)	(1)	(1)	(2)	(2)	1	0	(2)	(6)	32	99	155	—	270
Puerto Rico Public Buildings Authority	—	8	—	30	—	5	10	12	0	7	0	8	52	40	16	—	—	188
PRIFA	—	—	—	—	2	—	—	—	—	2	—	—	—	—	10	4	—	18
University of Puerto Rico	—	0	—	0	0	0	0	0	0	0	0	0	0	1	—	—	—	1
Total	0	204	0	171	123	130	183	59	68	40	85	85	353	548	271	159	—	2,479
Total net par for Puerto Rico	$0	$302	$0	$222	$179	$204	$270	$125	$115	$150	$174	$196	$943	$1,131	$579	$296	$168	$5,054

Amortization Schedule
of Net Debt Service Outstanding of Puerto Rico
As of March 31, 2016

			Scheduled Net Debt Service Amortization
	2016 (2Q)	2016 (3Q)	2016 (4Q)	2017	2018	2019	2020	2021	2022	2023	2024	2025	2026 -2030	2031 -2035	2036 -2040	2041 -2045	2046 -2047	Total
	(in millions)
Exposures Previously Subject to the Voided Recovery Act:
PRHTA (Transportation revenue)	$0	$57	$—	$82	$86	$69	$63	$57	$57	$58	$37	$61	$309	$348	$288	$47	$—	$1,619
PREPA	2	35	2	38	37	58	74	52	50	109	102	72	366	92	0	—	—	1,089
PRASA	—	25	—	19	19	19	19	19	19	19	21	45	160	68	70	159	181	862
PRHTA (Highway revenue)	—	29	—	29	29	39	39	42	20	21	21	21	88	203	39	—	—	620
PRCCDA	—	15	—	7	7	7	7	7	7	7	7	7	51	127	30	—	—	286
Total	2	161	2	175	178	192	202	177	153	214	188	206	974	838	427	206	181	4,476

Exposures Not Previously Subject to the Voided Recovery Act:
Commonwealth of Puerto Rico - General Obligation Bonds	0	184	—	171	146	150	201	72	93	69	127	117	459	605	161	—	—	2,555
MFA	—	64	—	64	62	56	47	40	39	21	16	15	57	—	—	—	—	481
COFINA	0	6	—	13	13	13	13	13	13	16	15	12	68	103	164	170	—	632
Puerto Rico Public Buildings Authority	—	13	—	39	8	12	18	20	6	14	6	14	72	49	17	—	—	288
PRIFA	—	0	—	1	3	1	1	1	1	3	0	1	4	3	13	4	—	36
University of Puerto Rico	—	0	—	0	0	0	0	0	0	0	0	0	0	1	—	—	—	1
Total	0	267	—	288	232	232	280	146	152	123	164	159	660	761	355	174	—	3,993
Total net debt service for Puerto Rico	$2	$428	$2	$463	$410	$424	$482	$323	$305	$337	$352	$365	$1,634	$1,599	$782	$380	$181	$8,469

Exposure to Residential Mortgage-Backed Securities

The tables below provide information on the risk ratings and certain other risk characteristics of the Company’s financial guaranty insurance and credit derivative RMBS exposures as of March 31, 2016. U.S. RMBS exposures represent 2% of the total net par outstanding, and BIG U.S. RMBS represent 24% of total BIG net par outstanding. See Note 5, Expected Loss to be Paid, of the Financial Statements, for a discussion of expected losses to be paid on U.S. RMBS exposures.

Distribution of U.S. RMBS by Rating and Type of Exposure as of March 31, 2016

Ratings:	Prime First Lien	Alt-A First Lien	Option ARMs	Subprime First Lien	Second Lien	Total Net Par Outstanding
	(dollars in millions)
AAA	$8	$209	$17	$1,560	$30	$1,825
AA	92	316	80	390	70	948
A	1	—	4	34	1	39
BBB	76	15	—	92	0	183
BIG	248	698	135	1,229	1,372	3,682
Total exposures	$425	$1,238	$235	$3,305	$1,474	$6,677

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of March 31, 2016

Year insured:	Prime First Lien	Alt-A First Lien	Option ARMs	Subprime First Lien	Second Lien	Total Net Par Outstanding
	(in millions)
2004 and prior	$52	$53	$17	$1,032	$97	$1,252
2005	121	433	35	173	322	1,085
2006	82	189	33	695	412	1,411
2007	169	562	150	1,337	642	2,861
2008	—	—	—	67	—	67
Total exposures	$425	$1,238	$235	$3,305	$1,474	$6,677

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

In accordance with U.S. statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. All of the unauthorized reinsurers in the table below are required to post collateral for the benefit of the Company in an amount at least equal to the sum of their ceded unearned premium reserve, loss reserves and contingency reserves, all calculated on a statutory basis of accounting. In addition, certain authorized reinsurers in the table below post collateral on terms negotiated with the Company. Collateral may be in the form of letters of credit or trust accounts. The total collateral posted by all non-affiliated reinsurers as of March 31, 2016 was approximately $436 million.

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

Exposure by Reinsurer

	Ratings at		Par Outstanding (1)
	May 3, 2016		As of March 31, 2016
Reinsurer	Moody’s Reinsurer Rating	S&P Reinsurer Rating	Ceded Par Outstanding	Second-to- Pay Insured Par Outstanding	Assumed Par Outstanding
	(dollars in millions)
American Overseas Reinsurance Company Limited (2)	WR (3)	WR	$4,960	$—	$30
Tokio Marine & Nichido Fire Insurance Co., Ltd. (2)	Aa3 (4)	A+ (4)	4,171	—	—
Syncora Guarantee Inc. (2)	WR	WR	2,411	1,319	700
Mitsui Sumitomo Insurance Co. Ltd. (2)	A1	A+ (4)	1,718	—	—
ACA Financial Guaranty Corp.	NR (5)	WR	700	38	—
Ambac Assurance Corporation	WR	WR	117	3,892	9,589
National Public Finance Guarantee Corporation ("National") (6)	A3	AA-	—	5,139	5,065
MBIA	(7)	(7)	—	1,591	428
FGIC	(8)	(8)	—	1,437	636
Ambac Assurance Corp. Segregated Account	NR	NR	—	86	823
CIFG Assurance North America Inc.	WR	WR	—	43	2,784
Other (2)	Various	Various	76	776	128
Total			$14,153	$14,321	$20,183
____________________

(1)	Includes par related to insured credit derivatives.

(2)	The total collateral posted by all non-affiliated reinsurers required or agreeing to post collateral as of March 31, 2016 was approximately $436 million.

(3)    Represents “Withdrawn Rating.”

(4)    The Company benefits from trust arrangements that satisfy the triple-A credit requirement of S&P and/or Moody’s.

(5)    Represents “Not Rated.”

(6)	Rated AA+ by KBRA.

(7)	MBIA includes subsidiaries MBIA Insurance Corp. rated B by S&P and B3 by Moody's and MBIA U.K. Insurance Ltd. rated BB by S&P and Ba2 by Moody’s.

(8)	FGIC includes subsidiaries Financial Guaranty Insurance Company and FGIC UK Limited both of which had their ratings withdrawn by rating agencies.

Ceded Par Outstanding by Reinsurer and Credit Rating
As of March 31, 2016

	Internal Credit Rating
Reinsurer	AAA	AA	A	BBB	BIG	Total
	(in millions)
American Overseas Reinsurance Company Limited	$378	$1,760	$1,528	$976	$318	$4,960
Tokio Marine & Nichido Fire Insurance Co., Ltd.	543	522	1,126	1,358	622	4,171
Syncora Guarantee Inc.	—	132	422	1,734	123	2,411
Mitsui Sumitomo Insurance Co. Ltd.	131	504	551	359	173	1,718
ACA Financial Guaranty Corp.	—	449	240	11	—	700
Ambac Assurance Corporation	—	—	117	—	—	117
Other	47	0	1	28	—	76
Total	$1,099	$3,367	$3,985	$4,466	$1,236	$14,153

Second-to-Pay
Insured Par Outstanding by Internal Rating
As of March 31, 2016(1)

	Public Finance					Structured Finance
	AAA	AA	A	BBB	BIG	AAA	AA	A	BBB	BIG	Total
	(in millions)
Syncora Guarantee Inc.	$—	$71	$239	$617	$348	$—	$—	$—	$—	$44	$1,319
ACA Financial Guaranty Corp.	—	—	2	19	17	—	—	—	—	—	38
Ambac Assurance Corporation	10	1,037	1,449	1,187	47	1	—	57	96	8	3,892
National	71	1,655	3,387	1	—	—	—	25	—	—	5,139
MBIA	—	65	247	265	—	—	750	81	80	103	1,591
FGIC	—	30	741	261	227	139	—	5	—	34	1,437
Ambac Assurance Corp. Segregated Account	—	—	—	—	—	—	22	—	—	64	86
CIFG Assurance North America Inc.	—	—	—	22	21	—	—	—	—	—	43
Other	—	776	—	—	—	—	—	—	—	—	776
Total	$81	$3,634	$6,065	$2,372	$660	$140	$772	$168	$176	$253	$14,321
____________________

(1)	Assured Guaranty’s internal rating.

Selected European Exposure

The European countries where the Company has exposure and believes heightened uncertainties exist are: Hungary, Italy, Portugal and Spain (collectively, the “Selected European Countries”). The Company’s direct economic exposure to the Selected European Countries (based on par for financial guaranty contracts and notional amount for financial guaranty contracts accounted for as derivatives) is shown in the following tables, both gross and net of ceded reinsurance.

Gross Direct Economic Exposure
to Selected European Countries(1)
As of March 31, 2016

	Hungary	Italy	Portugal	Spain	Total
	(in millions)
Sub-sovereign exposure(2)	$274	$1,082	$90	$470	$1,916
Non-sovereign exposure(3)	185	506	—	—	691
Total	$459	$1,588	$90	$470	$2,607
Total BIG	$385	$—	$90	$470	$945

Net Direct Economic Exposure
to Selected European Countries(1)
As of March 31, 2016

	Hungary	Italy	Portugal	Spain	Total
	(in millions)
Sub-sovereign exposure(2)	$271	$827	$84	$375	$1,557
Non-sovereign exposure(3)	179	458	—	—	637
Total	$450	$1,285	$84	$375	$2,194
Total BIG	$379	$—	$84	$375	$838
____________________

(1)	While the Company’s exposures are shown in U.S. dollars, the obligations the Company insures are in various currencies, primarily Euros.

(2)
Sub-sovereign exposure in Selected European Countries includes transactions backed by receivables from or supported by sub-sovereigns, which are governmental or government-backed entities other than the ultimate governing body of the country.

(3)	Non-sovereign exposure in Selected European Countries includes debt of regulated utilities and RMBS.

The tables above include the par amount of financial guaranty contracts accounted for as derivatives of $116 million with a fair value of $3 million, net of reinsurance. The Company’s credit derivative transactions are governed by International Swaps and Derivatives Association, Inc. ("ISDA") documentation, and the Company is required to make a loss payment on them only upon the occurrence of one or more defined credit events with respect to the referenced securities or loans.

The Company has excluded from the exposure tables above its indirect economic exposure to the Selected European Countries through policies it provides on pooled corporate and commercial receivables transactions. The Company calculates indirect exposure to a country by multiplying the par amount of a transaction insured by the Company times the percent of the relevant collateral pool reported as having a nexus to the country. On that basis, the Company has calculated exposure of $206 million to Selected European Countries (plus Greece) in transactions with $4.1 billion of net par outstanding. The indirect exposure to credits with a nexus to Greece is $6 million across several highly rated pooled corporate obligations with net par outstanding of $231 million.

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

AGL and Holding Company Subsidiaries
Significant Cash Flow Items

	First Quarter
	2016	2015
	(in millions)
Dividends paid by AGC to AGUS	$—	$20
Dividends paid by AGM to AGMH	95	66
Dividends paid by AG Re to AGL	25	50
Repayment of surplus note by AGM to AGMH	—	25
Dividends paid to AGL shareholders	(18)	(19)
Repurchases of common shares(1)	(75)	(152)
Interest paid	(7)	(7)
Issuance of note by AGUS to AGC(2)	—	(200)
____________________

(1)
On February 24, 2016, in continuation of the Company's capital management strategy of repurchasing its common shares, the Company's Board of Directors approved the repurchase of a $250 million of common shares. As of March 31, 2016 and May 4, 2016, on a settlement date basis, the remaining authorization for share repurchases was $230 million and $210 million, respectively.

(2)	On March 31, 2015, AGUS, as lender, provided $200 million to AGC, as borrower, from available funds to help partially fund the purchase of Radian Asset. AGC repaid that loan in full on April 14, 2015.

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

•
Under New York insurance law, AGM may only pay dividends out of "earned surplus," which is the portion of the company's surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to shareholders as dividends or transferred to stated capital or capital surplus, or applied to other purposes permitted by law, but does not include unrealized appreciation of assets. AGM may pay dividends without the prior approval of the New York Superintendent that, together with all dividends declared or distributed by it during the preceding 12 months, does not exceed the lesser of 10% of its policyholders' surplus

(as of its last annual or quarterly statement filed with the New York Superintendent) or 100% of its adjusted net investment income during that period. The maximum amount available during 2016 for AGM to distribute as dividends without regulatory approval is estimated to be approximately $236 million, of which approximately $32 million is estimated to be available for distribution in the second quarter of 2016.

•
Under Maryland's insurance law, AGC may, with prior notice to the Maryland Insurance Commissioner, pay an ordinary dividend that, together with all dividends paid in the prior 12 months, does not exceed the lesser of 10% of its policyholders' surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. The maximum amount available during 2016 for AGC to distribute as ordinary dividends will be approximately $79 million, of which approximately $24 million is available for distribution in the second quarter of 2016.

•
Municipal Assurance Corp. ("MAC") is a New York domiciled insurance company subject to the same dividend limitations described above for AGM. The Company does not currently anticipate that MAC will distribute any dividends.

•
For AG Re, any distribution (including repurchase of shares) of any share capital, contributed surplus or other statutory capital that would reduce its total statutory capital by 15% or more of its total statutory capital as set out in its previous year's financial statements requires the prior approval of the Bermuda Monetary Authority ("Authority"). Separately, dividends are paid out of an insurer's statutory surplus and cannot exceed that surplus. Further, annual dividends cannot exceed 25% of total statutory capital and surplus surplus as set out in its previous year's financial statements, which is $246 million, without AG Re certifying to the Authority that it will continue to meet required margins. Based on the foregoing limitations, in 2016 AG Re has the capacity to (i) make capital distributions in an aggregate amount up to $127 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to the limit of its outstanding statutory surplus, which is $140 million. Such dividend capacity is further limited by the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements. As of March 31, 2016, AG Re had unencumbered assets of approximately $594 million.

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

In addition, in 2012 AGUS borrowed $90 million from its affiliate Assured Guaranty Re Overseas Ltd. to fund the acquisition of MAC. That loan remained outstanding as of March 31, 2016.

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

Cash and Investments

As of March 31, 2016, AGL had $80 million in cash and short-term investments. AGUS and AGMH had a total of $42 million in cash and short-term investments. In addition, the Company's U.S. holding companies have $70 million in fixed-maturity securities with weighted average duration of 0.4 years.

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

Claims (Paid) Recovered

	First Quarter
	2016	2015
	(in millions)
Public finance	$(5)	$(2)
Structured finance:
U.S. RMBS before benefit for recoveries for breaches of R&W	(98)	(39)
Net benefit for recoveries for breaches of R&W	13	21
U.S. RMBS after benefit for recoveries for breaches of R&W	(85)	(18)
Other structured finance	(23)	8
Structured finance	(108)	(10)
Claims (paid) recovered, net of reinsurance(1)	$(113)	$(12)
____________________

(1)	Includes $8 million paid and $6 million paid for consolidated FG VIEs for First Quarter 2016 and 2015, respectively.

As of March 31, 2016, the Company had exposure of approximately $561 million to an infrastructure transaction with refinancing risk. The Company may be required to make claim payments on such exposure, the aggregate amount of the claim payments may be substantial and, although the Company may not experience ultimate loss on it, reimbursement may not occur for an extended time. This transaction involves a long-term infrastructure project that was financed by bonds that mature prior to the expiration of the project concession. The Company expects the cash flows from the project to be sufficient to repay all of the debt over the life of the project concession, and also expects the debt to be refinanced in the market at or prior to its maturity. If the issuer is unable to refinance the debt due to market conditions, the Company may have to pay a claim when the debt matures, and then recover from cash flows produced by the project in the future. The Company generally projects that in most scenarios it will be fully reimbursed for such claim payments. However, the recovery of such amounts is uncertain and may take from 10 to 35 years, depending on the performance of the underlying collateral. As of March 31, 2016, the Company estimated that total claims for the one transaction with significant refinancing risk, assuming no refinancing and based on certain performance assumptions, could be $561 million on a gross basis; such claims would occur from 2018 through 2022.

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

The terms of the Company’s CDS contracts generally are modified from standard CDS contract forms approved by ISDA in order to provide for payments on a scheduled basis and to replicate the terms of a traditional financial guaranty insurance policy. Some contracts the Company entered into as the credit protection seller, however, utilize standard ISDA settlement mechanics of cash settlement (i.e., a process to value the loss of market value of a reference obligation) or physical settlement (i.e., delivery of the reference obligation against payment of principal by the protection seller) in the event of a “credit event,” as defined in the relevant contract. Cash settlement or physical settlement generally requires the payment of a larger amount, prior to the maturity of the reference obligation, than would settlement on a “pay-as-you-go” basis, under which the Company would be required to pay scheduled interest shortfalls during the term of the reference obligation and scheduled principal shortfall only at the final maturity of the reference obligation. As of March 31, 2016, the Company was posting approximately $308 million to secure its obligations under CDS. Of that amount, approximately $285 million related to $3.5 billion in CDS gross par insured where the amount of required collateral is capped and the remaining $23 million related to $219 million in CDS gross par insured where the amount of required collateral is based on movements in the mark-to-market valuation of the underlying exposure.

On April 12, 2016, AGC entered into an agreement and plan of merger to acquire CIFG, the parent of financial guaranty insurer CIFG NA. AGC expects to pay $450 million in cash to acquire CIFG, subject to adjustments as contemplated in the agreement, and the acquisition is expected to be completed mid-2016, subject to receipt of anti-trust and insurance regulatory approvals as well as satisfaction of customary closing conditions. CIFG’s stockholders have already approved the acquisition. As part of the transaction, CIFG NA will merge into AGC, which will be the surviving entity. As of December 31,

2015, CIFG had a consolidated insured portfolio of $5.6 billion of net par and approximately $637 million of consolidated qualified statutory capital.

Consolidated Cash Flows

Consolidated Cash Flow Summary

	First Quarter
	2016	2015
	(in millions)
Net cash flows provided by (used in) operating activities before effects of trading securities and FG VIEs consolidation	$(96)	$8
(Purchases) sales of trading securities, net	—	(3)
Effect of FG VIEs consolidation	6	18
Net cash flows provided by (used in) operating activities - reported	(90)	23
Net cash flows provided by (used in) investing activities before effects of FG VIEs consolidation	136	980
Effect of FG VIEs consolidation	36	21
Net cash flows provided by (used in) investing activities - reported	172	1,001
Net cash flows provided by (used in) financing activities before effects of FG VIEs consolidation	(94)	(173)
Effect of FG VIEs consolidation	(42)	(39)
Net cash flows provided by (used in) financing activities - reported (1)	(136)	(212)
Effect of exchange rate changes	0	(2)
Cash at beginning of period	166	75
Total cash at the end of the period	$112	$885
____________________

(1)	Claims paid on consolidated FG VIEs are presented in the consolidated cash flow statements as a component of paydowns on FG VIE liabilities in financing activities as opposed to operating activities.

Excluding net cash flows from purchases and sales of the trading portfolio and the effect of consolidating FG VIEs, cash inflows from operating activities decreased in First Quarter 2016 compared with First Quarter 2015 due primarily to acceleration of claim payments as a means of mitigating future losses, which were partially offset by lower taxes.

Investing activities were primarily net sales (purchases) of fixed-maturity and short-term investment securities. Investing cash flows in First Quarter 2016 and First Quarter 2015 include inflows of $66 million and $30 million for FG VIEs, respectively. In First Quarter 2015, the Company sold securities to fund the acquisition of Radian Asset by AGC.

Financing activities consisted primarily of paydowns of FG VIE liabilities and share repurchases. Financing cash flows in First Quarter 2016 and First Quarter 2015 include outflows of $42 million and $39 million for FG VIEs, respectively. Share repurchases in First Quarter 2016 and 2015 were $75 million and $152 million, respectively.

From April 1, 2016 through May 4, 2016, the Company repurchased an additional 0.8 million shares for $20 million. As of March 31, 2016 and May 4, 2016, the Company had remaining authorization to purchase common shares of $230 million and $210 million, respectively, on a settlement basis. For more information about the Company's share repurchase authorization and the amounts it repurchased in 2016, see Note 17, Shareholders' Equity, of the Financial Statements.

Commitments and Contingencies

Leases

AGL and its subsidiaries lease office space and certain other items. Future cash payments associated with contractual obligations pursuant to operating leases for office space have not materially changed since December 31, 2015.

Long-Term Debt Obligations

The outstanding principal and interest paid on long-term debt were as follows:

Principal Outstanding
and Interest Paid on Long-Term Debt

	Principal Amount		Interest Paid
	As of March 31,	As of December 31,	First Quarter
	2016	2015	2016	2015
	(in millions)
AGUS:
7% Senior Notes(1)	$200	$200	$—	$—
5% Senior Notes(1)	500	500	—	—
Series A Enhanced Junior Subordinated Debentures(2)	150	150	—	—
Total AGUS	850	850	—	—
AGMH(3):
67/8% QUIBS(1)	100	100	2	2
6.25% Notes(1)	230	230	4	4
5.6% Notes(1)	100	100	1	1
Junior Subordinated Debentures(2)	300	300	—	—
Total AGMH	730	730	7	7
AGM(3):
AGM Notes Payable	11	12	0	0
Total AGM	11	12	0	0
Total	$1,591	$1,592	$7	$7
 ____________________

(1)	AGL fully and unconditionally guarantees these obligations

(2)	Guaranteed by AGL on a junior subordinated basis.

(3)                                 Principal amounts vary from carrying amounts due primarily to acquisition method fair value adjustments at the AGMH acquisition date, which are accreted or amortized into interest expense over the remaining terms of these obligations.

7% Senior Notes issued by AGUS.  On May 18, 2004, AGUS issued $200 million of 7% senior notes due 2034 for net proceeds of $197 million. Although the coupon on the Senior Notes is 7%, the effective rate is approximately 6.4%, taking into account the effect of a cash flow hedge.

5% Senior Notes issued by AGUS. On June 20, 2014, AGUS issued $500 million of 5% Senior Notes due 2024 for net proceeds of $495 million. The notes are guaranteed by AGL. The net proceeds from the sale of the notes were used for general corporate purposes, including the purchase of common shares of AGL.

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

5.6% Notes issued by AGMH.  On July 31, 2003, AGMH issued $100 million face amount of 5.6% Notes due July 15, 2103, which are callable without premium or penalty in whole or in part.

Junior Subordinated Debentures issued by AGMH.  On November 22, 2006, AGMH issued $300 million face amount of Junior Subordinated Debentures with a scheduled maturity date of December 15, 2036 and a final repayment date of December 15, 2066. The final repayment date of December 15, 2066 may be automatically extended up to four times in five-year increments provided certain conditions are met. The debentures are redeemable, in whole or in part, at any time prior to December 15, 2036 at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, the make-whole redemption price. Interest on the debentures will accrue from November 22, 2006 to December 15, 2036 at the annual rate of 6.4%. If any amount of the debentures remains outstanding after December 15, 2036, then the principal amount of the outstanding debentures will bear interest at a floating interest rate equal to one-month LIBOR plus 2.215% until repaid. AGMH may elect at one or more times to defer payment of interest on the debentures for one or more consecutive interest periods that do not exceed ten years. In connection with the completion of this offering, AGMH entered into a replacement capital covenant for the benefit of persons that buy, hold or sell a specified series of AGMH long-term indebtedness ranking senior to the debentures. Under the covenant, the debentures will not be repaid, redeemed, repurchased or defeased by AGMH or any of its subsidiaries on or before the date that is twenty years prior to the final repayment date, except to the extent that AGMH has received proceeds from the sale of replacement capital securities. The proceeds from this offering were used to pay a dividend to the shareholders of AGMH.

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment.If all the leases were to terminate early and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $1.1 billion as of March 31, 2016. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. It is difficult to determine the probability that AGM will have to pay strip provider claims or the likely aggregate amount of such claims. At March 31, 2016, approximately $1.4 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

On July 1, 2009, AGM and Dexia Crédit Local S.A., acting through its New York Branch (“Dexia Crédit Local (NY)”), entered into a credit facility (the “Strip Coverage Facility”). Under the Strip Coverage Facility, Dexia Crédit Local (NY) agreed to make loans to AGM to finance all draws made by lessors on AGM strip policies that were outstanding as of November 13, 2008, up to the commitment amount, which is currently $495 million.

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

The Company was in compliance with all financial covenants as of March 31, 2016.

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

As of March 31, 2016, no amounts were outstanding under this facility, nor have there been any borrowings during the life of this facility.

Committed Capital Securities

Each of AGC and AGM have issued $200 million of CCS pursuant to transactions in which AGC CCS or AGM’s Committed Preferred Trust Securities (the “AGM CPS”), as applicable, were issued by custodial trusts created for the primary purpose of issuing such securities, investing the proceeds in high-quality assets and providing put options to AGC or AGM, as applicable. The put options allow AGC and AGM to issue non-cumulative redeemable perpetual preferred securities to the trusts in exchange for cash. For both AGC and AGM, four initial trusts were created, each with an initial aggregate face amount of $50 million. The Company does not consider itself to be the primary beneficiary of the trusts for either the AGC or AGM CCS and the trusts are not consolidated in Assured Guaranty's financial statements.

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

     AGC Committed Capital Securities. AGC entered into separate put agreements with four custodial trusts with respect to its CCS in April 2005. The AGC put options have not been exercised through the date of this filing. Initially, all of AGC CCS were issued to a special purpose pass-through trust (the “Pass-Through Trust”). The Pass-Through Trust was dissolved in April 2008 and the AGC CCS were distributed to the holders of the Pass-Through Trust's securities. Neither the Pass-Through Trust nor the custodial trusts are consolidated in the Company's financial statements.  Income distributions on the Pass-Through Trust securities and CCS were equal to an annualized rate of one-month LIBOR plus 110 basis points for all periods ending on or prior to April 8, 2008. Following dissolution of the Pass-Through Trust, distributions on the AGC CCS are determined pursuant to an auction process. On April 7, 2008 this auction process failed, thereby increasing the annualized rate on the AGC CCS to one-month LIBOR plus 250 basis points. Distributions on the AGC preferred stock will be determined pursuant to the same process. AGC continues to have the ability to exercise its put option and cause the related trusts to purchase AGC Preferred Stock.

AGM Committed Capital Securities. AGM entered into separate put agreements with four custodial trusts with respect to its CCS in June 2003. The AGM put options have not been exercised through the date of this filing. AGM pays a floating put premium to the trusts, which represents the difference between the commercial paper yield and the winning auction rate (plus all fees and expenses of the trust). If an auction does not attract sufficient clearing bids, however, the auction rate is subject to a maximum rate of one-month LIBOR plus 200 basis points for the next succeeding distribution period. Beginning in August 2007, the AGM CCS required the maximum rate for each of the relevant trusts. AGM continues to have the ability to exercise its put option and cause the related trusts to purchase AGM Preferred Stock.

Investment Portfolio

The Company’s principal objectives in managing its investment portfolio are to support the highest possible ratings for each operating company; to manage investment risk within the context of the underlying portfolio of insurance risk; to maintain sufficient liquidity to cover unexpected stress in the insurance portfolio; and to maximize after-tax net investment income.

The Company’s fixed-maturity securities and short-term investments had a duration of 5.3 years as of March 31, 2016 and 5.4 years as of December 31, 2015. Generally, the Company’s fixed-maturity securities are designated as available-for-sale. For more information about the Investment Portfolio and a detailed description of the Company’s valuation of investments see Note 10, Investments and Cash, of the Financial Statements.

Fixed-Maturity Securities and Short-Term Investments
by Security Type

	As of March 31, 2016		As of December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	$5,417	$5,776	$5,528	$5,841
U.S. government and agencies	379	405	377	400
Corporate securities	1,473	1,525	1,505	1,520
Mortgage-backed securities(1):
RMBS	1,222	1,239	1,238	1,245
CMBS	531	556	506	513
Asset-backed securities	821	811	831	825
Foreign government securities	280	276	290	283
Total fixed-maturity securities	10,123	10,588	10,275	10,627
Short-term investments	459	459	396	396
Total fixed-maturity and short-term investments	$10,582	$11,047	$10,671	$11,023
 ____________________

(1)	Government-agency obligations were approximately 52% of mortgage backed securities as of March 31, 2016 and 54% as of December 31, 2015, based on fair value.

The following tables summarize, for all fixed-maturity securities in an unrealized loss position as of March 31, 2016 and December 31, 2015, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of March 31, 2016

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$58	$0	$87	$(1)	$145	$(1)
U.S. government and agencies	7	0	—	—	7	0
Corporate securities	78	(2)	122	(15)	200	(17)
Mortgage-backed securities:
RMBS	123	(5)	182	(15)	305	(20)
CMBS	7	0	5	0	12	0
Asset-backed securities	456	(13)	—	—	456	(13)
Foreign government securities	91	(4)	53	(5)	144	(9)
Total	$820	$(24)	$449	$(36)	$1,269	$(60)
Number of securities(1)		110		82		185
Number of securities with other-than-temporary impairment		12		6		18

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2015

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$316	$(10)	$7	$0	$323	$(10)
U.S. government and agencies	77	0	—	—	77	0
Corporate securities	381	(8)	95	(15)	476	(23)
Mortgage-backed securities:
RMBS	438	(8)	90	(14)	528	(22)
CMBS	140	(2)	2	0	142	(2)
Asset-backed securities	517	(10)	—	—	517	(10)
Foreign government securities	97	(4)	82	(7)	179	(11)
Total	$1,966	$(42)	$276	$(36)	$2,242	$(78)
Number of securities(1)		335		71		396
Number of securities with other-than-temporary impairment		9		4		13
___________________

(1)
The number of securities does not add across because lots of the same securities have been purchased at different times and appear in both categories above (i.e. Less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

Of the securities in an unrealized loss position for 12 months or more as of March 31, 2016, eleven securities had an unrealized loss greater than 10% of book value. The total unrealized loss for these securities as of March 31, 2016 was $26 million. The Company has determined that the unrealized losses recorded as of March 31, 2016 are yield related and not the result of other-than-temporary impairment.

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

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of March 31, 2016

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$469	$470
Due after one year through five years	1,654	1,719
Due after five years through 10 years	2,195	2,320
Due after 10 years	4,052	4,284
Mortgage-backed securities:
RMBS	1,222	1,239
CMBS	531	556
Total	$10,123	$10,588

The following table summarizes the ratings distributions of the Company’s investment portfolio as of March 31, 2016 and December 31, 2015. Ratings reflect the lower of the Moody’s and S&P classifications, except for bonds purchased for loss mitigation or other risk management strategies, which use Assured Guaranty’s internal ratings classifications.

Distribution of
Fixed-Maturity Securities by Rating

Rating	As of March 31, 2016	As of December 31, 2015
AAA	11.4%	10.8%
AA	58.6	59.0
A	17.3	17.6
BBB	1.0	0.9
BIG(1)	11.4	11.4
Not rated	0.3	0.3
Total	100.0%	100.0%
____________________

(1)	Comprised primarily of loss mitigation and other risk management assets. See Note 10, Investments and Cash, of the Financial Statements.

The investment portfolio contains securities and cash that are either held in trust for the benefit of third party reinsurers in accordance with statutory requirements, invested in a guaranteed investment contract for future claims payments, placed on deposit to fulfill state licensing requirements, or otherwise restricted in the amount of $300 million and $283 million as of March 31, 2016 and December 31, 2015, respectively, based on fair value. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,550 million and $1,411 million as of March 31, 2016 and December 31, 2015, respectively, based on fair value.

The fair value of the Company’s pledged securities to secure its obligations under its CDS exposure totaled $308 million and $305 million as of March 31, 2016 and December 31, 2015, respectively.

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

As of March 31, 2016, approximately 31.6% of the FSAM assets (measured by aggregate principal balance) were in cash or were obligations backed by the full faith and credit of the United States.

As of March 31, 2016, the aggregate accreted GIC balance was approximately $1.7 billion, compared with approximately $10.2 billion as of December 31, 2009. As of March 31, 2016, and with respect to the FSAM assets, the aggregate accreted principal was approximately $2.5 billion, the aggregate market value was approximately $2.3 billion and the aggregate market value after agreed reductions was approximately $1.6 billion. Cash and positive derivative value exceeded the negative derivative values and other projected costs by approximately $161 million. Accordingly, as of March 31, 2016, the aggregate fair market value of the assets supporting the GIC business (disregarding the agreed upon reductions) plus cash and positive derivative value exceeded by nearly $0.8 billion the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business. Even after applying the agreed upon reductions to the fair market value of the assets, the aggregate value of the assets supporting the GIC business plus cash and positive derivative value exceeded the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business. Accordingly, no posting of collateral was required under the primary put contract.

To provide additional support, Dexia Crédit Local S.A. provides a liquidity commitment to FSAM to lend against FSAM assets under a revolving credit agreement. As of March 31, 2016 the commitment totaled $1.3 billion, of which approximately $0.8 billion was drawn. The agreement requires the commitment remain in place, generally until the GICs have been paid in full.

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

A downgrade of the financial strength rating of AGM could trigger a payment obligation of AGM in respect to AGMH's former GIC business. Most of the GICs insured by AGM allow for the withdrawal of GIC funds in the event of a downgrade of AGM, unless the relevant GIC issuer posts collateral or otherwise enhances its credit. Most GICs insured by AGM allow for the termination of the GIC contract and a withdrawal of GIC funds at the option of the GIC holder in the event of a downgrade of AGM below a specified threshold, generally below A- by S&P or A3 by Moody's, with no right of the GIC issuer to avoid such withdrawal by posting collateral or otherwise enhancing its credit. Each GIC contract stipulates the thresholds below which the GIC issuer must post eligible collateral, along with the types of securities eligible for posting and the collateralization percentage applicable to each security type. These collateralization percentages range from 100% of the GIC balance for cash posted as collateral to, typically, 108% for asset-backed securities. FSAM is expected to have sufficient eligible and liquid assets to satisfy any expected withdrawal and collateral posting obligations resulting from future rating actions affecting AGM.

The Medium Term Notes Business

In connection with the acquisition of AGMH, Dexia Crédit Local S.A. agreed to fund, on behalf of AGM, 100% of all policy claims made under financial guaranty insurance policies issued by AGM in relation to the medium term notes issuance program of FSA Global Funding Limited. Such agreement is set out in a Separation Agreement, dated as of July 1, 2009, between Dexia Crédit Local S.A., AGM, FSA Global Funding and Premier International Funding Co., and in a funding guaranty and a reimbursement guaranty that Dexia Crédit Local S.A. issued for the benefit of AGM. Under the funding guaranty, Dexia Crédit Local S.A. guarantees to pay to or on behalf of AGM amounts equal to the payments required to be made under policies issued by AGM relating to the medium term notes business. Under the reimbursement guaranty, Dexia Crédit Local S.A. guarantees to pay reimbursement amounts to AGM for payments it makes following a claim for payment under an obligation insured by a policy it has issued. Notwithstanding Dexia Crédit Local S.A.’s obligation to fund 100% of all policy claims under those policies, AGM has a separate obligation to remit to Dexia Crédit Local S.A. a certain percentage (ranging from 0% to 25%) of those policy claims. AGM, the Company and related parties are also protected against losses arising out of or as a result of the medium term note business through an indemnification agreement with Dexia Crédit Local S.A. As of March 31, 2016, FSA Global Funding Limited had approximately $705 million of medium term notes outstanding.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for an updated sensitivity analysis for credit derivatives and expected losses on contracts accounted for as insurance. There were no material changes in market risk since December 31, 2015.

ITEM 4.	CONTROLS AND PROCEDURES

Assured Guaranty’s management, with the participation of AGL’s President and Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are effective in recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission’s rules and forms, information required to be disclosed by AGL in the reports that it files or submits under the Exchange Act and ensuring that such information is accumulated and communicated to management, including the President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2016. Based on their evaluation as of March 31, 2016 covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, and in Note 14 to the Consolidated Financial Statements, Commitments and Contingencies – Legal Proceedings. During the three months ended March 31, 2016, the following developments occurred in respect of the Company's legal proceedings:

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

During 2008, nine putative class action lawsuits were filed in federal court alleging federal antitrust violations in the municipal derivatives industry, seeking damages and alleging, among other things, a conspiracy to fix the pricing of, and manipulate bids for, municipal derivatives, including GICs. These cases have been coordinated and consolidated for pretrial proceedings in the U.S. District Court for the Southern District of New York as MDL 1950, In re Municipal Derivatives Antitrust Litigation, Case No. 1:08-cv-2516 (“MDL 1950”). On September 22, 2015, the remaining parties to the putative class action reported to the MDL 1950 Court that settlements in principle had been reached, and a motion for preliminary approval of those putative class claims was filed on February 24, 2016. The parties have reported that final settlement with those remaining defendants would resolve the putative class case. The settlement fairness hearing for those putative class cases is scheduled for July 8, 2016. The Company cannot reasonably estimate the possible loss, if any, or range of loss that may arise from these lawsuits.

ITEM 1A.	RISK FACTORS

Please refer to “Risk Factors" under Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to the risk factors disclosed in such Annual Report on Form 10-K during the three months ended March 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during First Quarter 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program(2)
January 1 - January 31	1,776,387	$24.57	1,776,387	$11,384,707
February 1 - February 29	482,215	$23.61	482,215	$250,000,000
March 1 - March 31	780,326	$25.63	780,326	$230,000,012
Total	3,038,928	$24.69	3,038,928
____________________

(1)
After giving effect to repurchases since the beginning of 2013 through May 4, 2016, the Company has repurchased a total of 61.7 common shares for approximately $1,504 million, excluding commissions, at an average price of $24.36 per share. On February 24, 2016, the Company's Board of Directors approved a $250 million share repurchase authorization. As of May 4, 2016, $210 million of total capacity remained from the authorization, on a settlement basis.

(2)	Excludes commissions.

ITEM 6.	EXHIBITS.

See Exhibit Index for a list of exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURED GUARANTY LTD. (Registrant)

Dated May 5, 2016	By:	/s/ ROBERT A. BAILENSON

Robert A. Bailenson Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Director Compensation Summary*
10.2	Agreement and Plan of Merger, dated as of April 12, 2016, among Assured Guaranty Corp., Cultivate Merger Sub, Inc. and CIFG Holding Inc.
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
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