Form 10-Q
period 2016-06-30
ASSURED GUARANTY LTD
filed 2016-08-04
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
The number of registrant’s Common Shares ($0.01 par value) outstanding as of August 2, 2016 was 132,122,615 (includes 58,858 unvested restricted shares).

ASSURED GUARANTY LTD.

PART I.    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Assured Guaranty Ltd.

Consolidated Balance Sheets (unaudited)

(dollars in millions except per share and share amounts)

	As of June 30, 2016	As of December 31, 2015
Assets
Investment portfolio:
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $9,401 and $10,275)	$9,960	$10,627
Short-term investments, at fair value	585	396
Other invested assets	170	169
Total investment portfolio	10,715	11,192
Cash	190	166
Premiums receivable, net of commissions payable	623	693
Ceded unearned premium reserve	228	232
Deferred acquisition costs	110	114
Reinsurance recoverable on unpaid losses	82	69
Salvage and subrogation recoverable	323	126
Credit derivative assets	36	81
Deferred tax asset, net	235	276
Current income tax receivable	—	40
Financial guaranty variable interest entities’ assets, at fair value	814	1,261
Funds restricted for CIFG acquisition	451	—
Other assets	285	294
Total assets	$14,092	$14,544
Liabilities and shareholders’ equity
Unearned premium reserve	$3,617	$3,996
Loss and loss adjustment expense reserve	1,268	1,067
Reinsurance balances payable, net	56	51
Long-term debt	1,303	1,300
Credit derivative liabilities	432	446
Current income tax payable	19	—
Financial guaranty variable interest entities’ liabilities with recourse, at fair value	790	1,225
Financial guaranty variable interest entities’ liabilities without recourse, at fair value	115	124
Other liabilities	242	272
Total liabilities	7,842	8,481
Commitments and contingencies (See Note 14)
Common stock ($0.01 par value, 500,000,000 shares authorized; 132,814,422 and 137,928,552 shares issued and outstanding)	1	1
Additional paid-in capital	1,213	1,342
Retained earnings	4,648	4,478
Accumulated other comprehensive income, net of tax of $147 and $104	383	237
Deferred equity compensation (320,193 and 320,193 shares)	5	5
Total shareholders’ equity	6,250	6,063
Total liabilities and shareholders’ equity	$14,092	$14,544
The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Operations (unaudited)

(dollars in millions except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Net earned premiums	$214	$219	$397	$361
Net investment income	98	98	197	199
Net realized investment gains (losses):
Other-than-temporary impairment losses	(8)	(11)	(28)	(16)
Less: portion of other-than-temporary impairment loss recognized in other comprehensive income	(3)	1	(7)	3
Net impairment loss	(5)	(12)	(21)	(19)
Other net realized investment gains (losses)	15	3	18	26
Net realized investment gains (losses)	10	(9)	(3)	7
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	24	8	32	29
Net unrealized gains (losses)	39	82	(29)	185
Net change in fair value of credit derivatives	63	90	3	214
Fair value gains (losses) on committed capital securities	(11)	23	(27)	25
Fair value gains (losses) on financial guaranty variable interest entities	4	5	22	(2)
Bargain purchase gain and settlement of pre-existing relationships	—	214	—	214
Other income (loss)	18	55	52	46
Total revenues	396	695	641	1,064
Expenses
Loss and loss adjustment expenses	102	188	192	206
Amortization of deferred acquisition costs	5	6	9	10
Interest expense	25	26	51	51
Other operating expenses	63	66	123	122
Total expenses	195	286	375	389
Income (loss) before income taxes	201	409	266	675
Provision (benefit) for income taxes
Current	32	24	62	37
Deferred	23	88	(1)	140
Total provision (benefit) for income taxes	55	112	61	177
Net income (loss)	$146	$297	$205	$498

Earnings per share:
Basic	$1.09	$1.97	$1.52	$3.25
Diluted	$1.09	$1.96	$1.51	$3.23
Dividends per share	$0.13	$0.12	$0.26	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Comprehensive Income (unaudited)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$146	$297	$205	$498
Unrealized holding gains (losses) arising during the period on:
Investments with no other-than-temporary impairment, net of tax provision (benefit) of $31, $(54), $62 and $(53)	84	(136)	179	(118)
Investments with other-than-temporary impairment, net of tax provision (benefit) of $(3), $(1), $(13) and $(3)	(6)	(6)	(23)	(8)
Unrealized holding gains (losses) arising during the period, net of tax	78	(142)	156	(126)
Less: reclassification adjustment for gains (losses) included in net income (loss), net of tax provision (benefit) of $4, $(4), $0 and $2	5	(5)	(1)	5
Change in net unrealized gains on investments	73	(137)	157	(131)
Other, net of tax provision	(9)	6	(11)	0
Other comprehensive income (loss)	$64	$(131)	$146	$(131)
Comprehensive income (loss)	$210	$166	$351	$367

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statement of Shareholders’ Equity (unaudited)

For the Six Months Ended June 30, 2016

(dollars in millions, except share data)

	Common Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity
Balance at December 31, 2015	137,928,552	$1	$1,342	$4,478	$237	$5	$6,063
Net income	—	—	—	205	—	—	205
Dividends ($0.26 per share)	—	—	—	(35)	—	—	(35)
Common stock repurchases	(5,370,402)	0	(135)	—	—	—	(135)
Share-based compensation and other	256,272	0	6	—	—	—	6
Other comprehensive income	—	—	—	—	146	—	146
Balance at June 30, 2016	132,814,422	$1	$1,213	$4,648	$383	$5	$6,250

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Cash Flows (unaudited)

(in millions)

	Six Months Ended June 30,
	2016	2015
Net cash flows provided by (used in) operating activities	$(47)	$105
Investing activities
Fixed-maturity securities:
Purchases	(510)	(1,172)
Sales	739	1,381
Maturities	645	411
Net sales (purchases) of short-term investments	(190)	382
Net proceeds from paydowns on financial guaranty variable interest entities’ assets	556	70
Acquisition of Radian Asset, net of cash acquired	—	(800)
Cash restricted for CIFG acquisition (see Note 2)	(451)	—
Other	(12)	27
Net cash flows provided by (used in) investing activities	777	299
Financing activities
Dividends paid	(35)	(37)
Repurchases of common stock	(135)	(285)
Share activity under option and incentive plans	(1)	(2)
Net paydowns of financial guaranty variable interest entities’ liabilities	(531)	(78)
Repayment of long-term debt	(1)	(2)
Net cash flows provided by (used in) financing activities	(703)	(404)
Effect of foreign exchange rate changes	(3)	0
Increase (decrease) in cash	24	0
Cash at beginning of period	166	75
Cash at end of period	$190	$75
Supplemental cash flow information
Cash paid (received) during the period for:
Income taxes	$1	$51
Interest	$48	$48

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

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

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and, in the opinion of management, reflect all adjustments that are of a normal recurring nature, necessary for a fair statement of the financial condition, results of operations and cash flows of the Company and its consolidated variable interest entities (“VIEs”) for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited interim consolidated financial statements are as of June 30, 2016 and cover the three-month period ended June 30, 2016 ("Second Quarter 2016"), the three-month period ended June 30, 2015 ("Second Quarter 2015"), the six-month period ended June 30, 2016 ("Six Months 2016") and the six-month period ended June 30, 2015 ("Six Months 2015"). Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. The year-end balance sheet data was derived from audited financial statements.

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

Future Application of Accounting Standards

Credit Losses on Financial Instruments

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The amendments in this ASU are intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions will use forward-looking information to better inform their credit loss estimates as a result of the ASU. While many of the loss estimation techniques applied today will still be permitted, the inputs to those techniques will change to reflect the full amount of expected credit losses. The ASU requires enhanced disclosures to help investors and other financial statement users to better understand significant estimates and judgments used in estimating credit losses, as well as credit quality and underwriting standards of an organization’s portfolio.

In addition, the ASU amends the accounting for credit losses on available-for-sale securities and purchased financial assets with credit deterioration. The ASU makes targeted improvements to the existing “other than temporary” impairment model for certain available-for-sale debt securities to eliminate the concept of “other than temporary” from that model. Accordingly, the ASU states that an entity must use an allowance approach, must limit the allowance to an amount at which the security’s fair value is less than its amortized cost basis, may not consider the length of time fair value has been less than amortized cost, and may not consider recoveries in fair value after the balance sheet date when assessing whether a credit loss exists. For purchased financial assets with credit deterioration, the ASU requires an entity’s method for measuring credit losses to be consistent with its method for measuring expected losses for originated and purchased non-credit-deteriorated assets.

The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For most debt instruments, entities will be required to record a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period in which the guidance is adopted.  The changes to the impairment model for available-for-sale securities and changes to purchased financial assets with credit deterioration are to be applied prospectively.  For the Company, this would be as of January 1, 2020.  Early adoption is permitted for fiscal years, and interim periods with those fiscal years, beginning after December 15, 2018.  The Company is currently evaluating the effect on its Consolidated Financial Statements of adopting this ASU.

Share-Based Payments

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur.  The ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and early adoption is permitted.  The Company is currently evaluating the effect on its Consolidated Financial Statements of adopting this ASU.

2.	Acquisitions

Consistent with one of its key business strategies of supplementing its book of business through acquisitions, the Company has acquired two financial guaranty companies since January 1, 2015.

CIFG Holding Inc.

On July 1, 2016, AGC acquired all of the issued and outstanding capital stock of CIFG Holding Inc., the parent of financial guaranty insurer CIFG Assurance North America, Inc. ("CIFG") (the "CIFG Acquisition"), in accordance with the agreement announced on April 13, 2016. AGC transferred $450.6 million in cash to a paying agent on June 30, 2016, in anticipation of closing; the Company recorded this transaction as funds restricted for the CIFG Acquisition on the consolidated balance sheet as of June 30, 2016. AGC caused the acquisition to be consummated on July 1, 2016 and merged CIFG with and into AGC, with AGC as the surviving company, on July 5, 2016. The CIFG Acquisition added $4.4 billion of net par insured on July 1, 2016.

The Company is in the process of allocating the purchase price to the assets acquired and liabilities assumed and conforming accounting policies but has not yet completed the acquisition date balance sheet. The Company intends to include this information in its third quarter 2016 Form 10-Q.

Radian Asset Assurance Inc.

On April 1, 2015, AGC completed the acquisition (“Radian Asset Acquisition”) of all of the issued and outstanding capital stock of financial guaranty insurer Radian Asset Assurance Inc. (“Radian Asset”) for $804.5 million. Radian Asset was merged with and into AGC, with AGC as the surviving company of the merger. The Radian Asset Acquisition added $13.6 billion to the Company's net par outstanding on April 1, 2015.

Please refer to Note 2, Acquisition of Radian Asset Assurance Inc., in Part II, Item 8. “Financial Statements and Supplementary Data” of AGL’s Annual Report on Form 10-K for the year ended December 31, 2015 for additional information on the acquisition of Radian Asset, including the purchase price and the allocation of the purchase price to net assets acquired and the resulting bargain purchase gain and the gains on settlement of pre-existing relationships.

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

In the last several years, Standard & Poor's Ratings Services ("S&P") and Moody's have changed, multiple times, their financial strength ratings of AGL's insurance subsidiaries, or changed the outlook on such ratings. More recently, KBRA and Best have assigned financial strength ratings to some of AGL's insurance subsidiaries. The rating agencies' most recent actions related to AGL's insurance subsidiaries are:

•	On July 27, 2016, S&P affirmed the AA (stable) financial strength ratings of AGL's insurance subsidiaries.

•	On July 8, 2016 and December 10, 2015, KBRA affirmed the AA+ (stable outlook) financial strength ratings of MAC and AGM, respectively.

•	On May 27, 2016, Best affirmed the A+ (stable) financial strength rating, which is their second highest rating, of AGRO.

•
On December 8, 2015, Moody's published credit opinions maintaining its existing insurance financial strength ratings of A2 (stable outlook) on AGM and AGE and A3 (negative outlook) on AGC and AGC's subsidiary Assured Guaranty (UK) Ltd. ("AGUK"). Effective April 8, 2015, at the Company's request, Moody’s withdrew the financial strength ratings it had assigned to AG Re and AGRO.

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

Financial Guaranty
Debt Service Outstanding

	Gross Debt Service Outstanding		Net Debt Service Outstanding
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
	(in millions)
Public finance	$473,991	$515,494	$455,056	$494,426
Structured finance	34,814	43,976	33,306	41,915
Total financial guaranty	$508,805	$559,470	$488,362	$536,341

In addition to the amounts shown in the table above, the Company’s net mortgage guaranty insurance debt service was approximately $104 million as of June 30, 2016 and $102 million as of December 31, 2015, related to loans originated in Ireland. The increase in the net mortgage guaranty insurance debt service is due to exchange rate fluctuations.

Financial Guaranty Portfolio by Internal Rating
As of June 30, 2016

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$2,376	0.9%	$695	2.5%	$11,362	44.4%	$1,628	40.1%	$16,061	4.9%
AA	59,310	21.8	1,775	6.3	6,719	26.3	149	3.7	67,953	20.6
A	142,028	52.2	6,440	22.9	2,008	7.9	457	11.2	150,933	45.7
BBB	60,132	22.1	17,840	63.4	920	3.6	1,235	30.4	80,127	24.3
BIG	8,268	3.0	1,378	4.9	4,553	17.8	591	14.6	14,790	4.5
Total net par outstanding (1)	$272,114	100.0%	$28,128	100.0%	$25,562	100.0%	$4,060	100.0%	$329,864	100.0%
_____________________

(1)	Excludes $1.4 billion of loss mitigation securities insured and held by the Company as of June 30, 2016, which are primarily BIG.

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2015

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$3,053	1.1%	$709	2.4%	$14,366	45.2%	$2,709	50.6%	$20,837	5.8%
AA	69,274	23.7	2,017	6.8	7,934	25.0	177	3.3	79,402	22.1
A	157,440	53.9	6,765	22.9	2,486	7.8	555	10.3	167,246	46.7
BBB	54,315	18.6	18,708	63.2	1,515	4.8	1,365	25.5	75,903	21.2
BIG	7,784	2.7	1,378	4.7	5,469	17.2	552	10.3	15,183	4.2
Total net par outstanding (1)	$291,866	100.0%	$29,577	100.0%	$31,770	100.0%	$5,358	100.0%	$358,571	100.0%
_____________________

(1)	Excludes $1.5 billion of loss mitigation securities insured and held by the Company as of December 31, 2015, which are primarily BIG.

In addition to amounts shown in the tables above, the Company had outstanding commitments to provide guaranties of $117 million for public finance obligations as of June 30, 2016. The expiration dates for the public finance commitments range between July 1, 2016 and February 25, 2017, with $53 million expiring prior to the date of this filing. The commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Components of BIG Portfolio

Components of BIG Net Par Outstanding
(Insurance and Credit Derivative Form)
As of June 30, 2016

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
U.S. public finance (1)	$4,902	$3,191	$175	$8,268	$272,114
Non-U.S. public finance	863	515	—	1,378	28,128
Structured finance:
First lien U.S. residential mortgage-backed securities ("RMBS"):
Prime first lien	21	83	20	124	237
Alt-A first lien	120	42	459	621	1,090
Option ARM	27	6	63	96	186
Subprime	128	210	882	1,220	3,193
Second lien U.S. RMBS	22	73	1,271	1,366	1,376
Total U.S. RMBS	318	414	2,695	3,427	6,082
Triple-X life insurance transactions	—	—	216	216	2,189
Trust preferred securities (“TruPS”)	436	127	—	563	3,255
Student loans	—	68	42	110	1,645
Other structured finance	537	254	37	828	16,451
Total	$7,056	$4,569	$3,165	$14,790	$329,864

Components of BIG Net Par Outstanding
(Insurance and Credit Derivative Form)
As of December 31, 2015

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
U.S. public finance	$4,765	$2,883	$136	$7,784	$291,866
Non-U.S. public finance	875	503	—	1,378	29,577
Structured finance:
First lien U.S. RMBS:
Prime first lien	225	34	25	284	445
Alt-A first lien	119	73	601	793	1,353
Option ARM	39	12	90	141	252
Subprime	146	228	930	1,304	3,457
Second lien U.S. RMBS	491	50	910	1,451	1,560
Total U.S. RMBS	1,020	397	2,556	3,973	7,067
Triple-X life insurance transactions	—	—	216	216	2,750
TruPS	679	127	—	806	4,379
Student loans	12	68	83	163	1,818
Other structured finance	672	151	40	863	21,114
Total	$8,023	$4,129	$3,031	$15,183	$358,571
_____________________

(1)
Subsequent to June 30, 2016, and as a result of its July 1, 2016 Puerto Rico claim payments, the Company downgraded from BIG 1 to BIG 3 $1,803 million net par outstanding of financial guaranty insurance across two risks.

.

BIG Net Par Outstanding
and Number of Risks
As of June 30, 2016

	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1 (3)	$6,546	$510	$7,056	198	10	208
Category 2	4,119	450	4,569	76	5	81
Category 3 (3)	3,039	126	3,165	131	12	143
Total BIG	$13,704	$1,086	$14,790	405	27	432

 BIG Net Par Outstanding
and Number of Risks
As of December 31, 2015

	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$7,019	$1,004	$8,023	202	12	214
Category 2	3,655	474	4,129	85	8	93
Category 3	2,900	131	3,031	132	12	144
Total BIG	$13,574	$1,609	$15,183	419	32	451
_____________________
(1)    Includes net par outstanding for VIEs.

(2)	A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making debt service payments.

(3)
Subsequent to June 30, 2016, and as a result of its July 1, 2016 Puerto Rico claim payments, the Company downgraded from BIG 1 to BIG 3 $1,803 million net par outstanding of financial guaranty insurance across two risks.

Exposure to Puerto Rico

The Company has insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (“Puerto Rico” or the “Commonwealth”) and various obligations of its related authorities and public corporations aggregating $5.1 billion net par as of June 30, 2016, all of which are rated BIG.

Puerto Rico has experienced significant general fund budget deficits in recent years. In addition to high debt levels, Puerto Rico faces a challenging economic environment; the economy has declined nearly every year since 2007, while the population has shrunk every year since 2006 as residents have emigrated.

On June 28, 2015, Governor García Padilla of Puerto Rico (the "Governor") publicly stated that the Commonwealth’s public debt, considering the current level of economic activity, was unpayable and that a comprehensive debt restructuring might be necessary.

On November 30, 2015 and December 8, 2015, the Governor issued executive orders (“Clawback Orders”) directing the Puerto Rico Department of Treasury and the Puerto Rico Tourism Company to retain or transfer certain taxes pledged to secure the payment of bonds issued by the Puerto Rico Highways and Transportation Authority ("PRHTA"), Puerto Rico Infrastructure Financing Authority ("PRIFA"), and Puerto Rico Convention Center District Authority ("PRCCDA"). On January 7, 2016, the Company sued various Puerto Rico governmental officials in the United States District Court, District of Puerto Rico, asserting that this attempt to “claw back” pledged taxes is unconstitutional, and demanding declaratory and injunctive relief. The Puerto Rico credits insured by the Company subject to the Clawback Orders are shown in the table “Puerto Rico Net Par Outstanding” below.

On January 1, 2016, PRIFA defaulted on payment of a portion of the interest due on its bonds on that date, resulting in a claim on the Company for those PRIFA bonds the Company insures. There have been additional payment defaults on this and other Puerto Rico credits since then, including, on July 1, 2016, a default on the payment of the Commonwealth’s general obligation bonds. The Company has now paid claims on several Puerto Rico credits as shown in the table “Puerto Rico Net Par Outstanding” below.

On April 6, 2016, the Governor signed into law the Puerto Rico Emergency Moratorium & Financial Rehabilitation Act (the “Moratorium Act”). The Moratorium Act purportedly empowers the Governor to declare, entity by entity, states of emergencies and moratoriums on debt service payments on obligations of the Commonwealth and its related authorities and public corporations, as well as instituting a stay against related litigation, among other things. The Governor has used the authority of the Moratorium Act to take a number of actions related to issuers of obligations the Company insures. National Public Finance Guarantee Corp. (another financial guarantor), holders of the Commonwealth general obligation bonds and certain Puerto Rico residents have filed suits to invalidate the Moratorium Act, and on July 21, 2016, the Company filed a motion and form of complaint in the U.S. District Court for the District of Puerto Rico seeking relief from the stay of litigation imposed by the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) to seek a declaration that the Moratorium Act is preempted by Federal bankruptcy law.

On June 13, 2016, the Supreme Court of the United States affirmed rulings of lower courts finding that the Puerto Rico Public Corporation Debt Enforcement and Recovery Act, which was enacted by Puerto Rico in June 2014 in order to provide a legislative framework for certain public corporations experiencing severe financial stress to restructure their debt, was preempted by the U.S. Bankruptcy Code and therefore void.

On June 30, 2016, PROMESA was signed into law by the President of the United States. PROMESA establishes a seven-member federal financial oversight board (“Oversight Board”) with authority to require that balanced budgets and fiscal plans be adopted and implemented by Puerto Rico. PROMESA provides a legal framework under which the debt of the Commonwealth and its related authorities and public corporations may be voluntarily restructured, and grants the Oversight Board the sole authority to file restructuring petitions in a federal court to restructure the debt of the Commonwealth and its related authorities and public corporations if voluntary negotiations fail, provided that any such restructuring must be in accordance with an Oversight Board approved fiscal plan that respects the liens and priorities provided under Puerto Rico law. PROMESA also appears to preempt at least portions of the Moratorium Act and appears to stay debt-related litigation, possibly including the Company’s litigation regarding the Clawback Orders. Members of the Oversight Board have yet to be named.

The final shape, timing and validity of responses to Puerto Rico’s distress eventually enacted or implemented under the auspices of PROMESA and the Oversight Board or otherwise, and the impact of any such responses on obligations insured by the Company, is uncertain.

The Company groups its Puerto Rico exposure into three categories:

•
Constitutionally Guaranteed. The Company includes in this category public debt benefiting from Article VI of the Constitution of the Commonwealth, which expressly provides that interest and principal payments on the public debt are to be paid before other disbursements are made.

•
Public Corporations – Certain Revenues Potentially Subject to Clawback. The Company includes in this category the debt of public corporations for which applicable law permits the Commonwealth to claw back, subject to certain conditions and for the payment of public debt, at least a portion of the revenues supporting the bonds the Company insures. As a Constitutional condition to clawback, available Commonwealth revenues for any fiscal year must be insufficient to pay Commonwealth debt service before the payment of any appropriations for that year.  The Company believes that this condition has not been satisfied to date, and accordingly that the Commonwealth has not to date been entitled to clawback revenues supporting debt insured by the Company. As noted above, the Company sued various Puerto Rico governmental officials in the United States District Court, District of Puerto Rico asserting that Puerto Rico's recent attempt to “claw back” pledged taxes is unconstitutional, and demanding declaratory and injunctive relief.

•	Other Public Corporations. The Company includes in this category the debt of public corporations that are supported by revenues it does not believe are subject to clawback.

Constitutionally Guaranteed

General Obligation. As of June 30, 2016, the Company had $1,615 million insured net par outstanding of the general obligations of Puerto Rico, which are supported by the good faith, credit and taxing power of the Commonwealth. On July 1, 2016, despite the requirements of Article VI of its Constitution but pursuant to an executive order issued by the Governor under the Moratorium Act, the Commonwealth defaulted on most of the debt service payment due that day, and the Company made its first claim payments on these bonds.

Puerto Rico Public Buildings Authority (“PBA”). As of June 30, 2016, the Company had $188 million insured net par outstanding of PBA bonds, which are supported by a pledge of the rents due under leases of government facilities to departments, agencies, instrumentalities and municipalities of the Commonwealth, and that benefit from a Commonwealth guaranty supported by a pledge of the Commonwealth’s good faith, credit and taxing power. On July 1, 2016, despite the requirements of Article VI of its Constitution but pursuant to an executive order issued by the Governor under the Moratorium

Act, the PBA defaulted on most of the debt service payment due that day, and the Company made its first claim payments on these bonds.

Public Corporations - Certain Revenues Potentially Subject to Clawback

PRHTA. As of June 30, 2016, the Company had $910 million insured net par outstanding of PRHTA (Transportation revenue) bonds and $369 million insured net par of PRHTA (Highways revenue) bonds. The transportation revenue bonds are secured by a subordinate gross pledge of gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls, plus a first lien on up to $120 million annually of taxes on crude oil, unfinished oil and derivative products. The highways revenue bonds are secured by a gross pledge of gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls. The Clawback Orders cover Commonwealth-derived taxes that are allocated to PRHTA. The Company believes that such sources represented a substantial majority of PRHTA’s revenues in 2015. The PRHTA bonds are subject to executive orders issued pursuant to the Moratorium Act. As noted above, the Company filed a motion and form of complaint in the U.S. District Court for the District of Puerto Rico seeking relief from the PROMESA stay to seek a declaration that the Moratorium Act is preempted by Federal bankruptcy law and that certain gubernatorial executive orders diverting PRHTA pledged toll revenues (which are not subject to the Clawback Orders) are preempted by PROMESA and violate the U.S. Constitution, and also seeking damages and injunctive relief. There were sufficient funds in the PRHTA bond accounts to make the July 1, 2016, PRHTA debt service payments guaranteed by the Company, and those payments were made in full.

PRCCDA. As of June 30, 2016, the Company had $164 million insured net par outstanding of PRCCDA bonds, which are secured by certain hotel tax revenues. These revenues are sensitive to the level of economic activity in the area and are subject to the Clawback Orders, and the bonds are subject to an executive order issued pursuant to the Moratorium Act. There were sufficient funds in the PRCCDA bond accounts to make the July 1, 2016 PRCCDA bond payments guaranteed by the Company, and those payments were made in full.

PRIFA. As of June 30, 2016, the Company had $18 million insured net par outstanding of PRIFA bonds, which are secured primarily by the return to Puerto Rico of federal excise taxes paid on rum. These revenues are subject to the Clawback Orders and the bonds are subject to an executive order issued pursuant to the Moratorium Act. The Company made its first claim payment on PRIFA bonds in January 2016, and has continued to make claim payments on PRIFA bonds.

Other Public Corporations

Puerto Rico Electric Power Authority ("PREPA"). As of June 30, 2016, the Company had $744 million insured net par outstanding of PREPA obligations, which are payable from a pledge of net revenues of the electric system.

On December 24, 2015, AGM and AGC entered into a Restructuring Support Agreement (“RSA”) with PREPA, an ad hoc group of uninsured bondholders and a group of fuel-line lenders that would, subject to certain conditions, result in, among other things, modernization of the utility and a restructuring of current debt. Upon finalization of the contemplated restructuring transaction, insured PREPA revenue bonds (with no reduction to par or stated interest rate or extension of maturity) will be supported by securitization bonds issued by a special purpose corporation and secured by a transition charge assessed on ratepayers. To facilitate the securitization transaction and in exchange for a market premium, Assured Guaranty will issue surety insurance policies in an aggregate amount not expected to exceed $113 million ($14 million for AGC and $99 million for AGM) to support a portion of the reserve fund for the securitization bonds. Certain of the creditors also agreed, subject to certain conditions, to participate in a bridge financing, which was closed in two tranches on May 19, 2016 and June 22, 2016. AGM's and AGC's share of the bridge financing was approximately $15 million ($2 million for AGC and $13 million for AGM). Legislation meeting the requirements of the RSA was enacted on February 16, 2016, and a transition charge to be paid by PREPA rate payers for debt service on the securitization bonds as contemplated by the RSA was approved by the Puerto Rico Energy Commission on June 20, 2016. The closing of the restructuring transaction and the issuance of the surety bonds are subject to certain conditions, including execution of acceptable documentation and legal opinions.

On July 1, 2016, PREPA made full payment of the $41 million of principal and interest due on PREPA revenue bonds insured by AGM and AGC. That payment was funded in part by AGM’s purchase of $26 million of PREPA bonds maturing in 2020. Upon finalization of the RSA, these new PREPA revenue bonds will be supported by securitization bonds contemplated by the RSA. In early 2016, PREPA repaid in full the $74 million in aggregate principal amount of PREPA revenue bonds purchased by AGM and AGC in July 2015 to replenish some of the operating funds PREPA used to make the July 2015 payments on the PREPA revenue bonds insured by AGM and AGC.

There can be no assurance that the conditions in the RSA will be met or that, if the conditions are met, the RSA's other provisions, including those related to the insured PREPA revenue bonds, will be implemented. In addition, the impact of

PROMESA and the Moratorium Act or any attempt to exercise the power purportedly granted by the Moratorium Act on the implementation of the RSA is uncertain. PREPA, during the pendency of the agreements, has suspended deposits into its debt service fund.

Puerto Rico Aqueduct and Sewer Authority (“PRASA”). As of June 30, 2016, the Company had $388 million of insured net par outstanding to PRASA bonds, which are secured by the gross revenues of the water and sewer system. On September 15, 2015, PRASA entered into a settlement with the U.S.Department of Justice and the U.S. Environmental Protection Agency that requires it to spend $1.6 billion to upgrade and improve its sewer system island-wide. According to a material event notice PRASA filed on March 4, 2016, PRASA owed its contractors $140 million. The PRASA Revitalization Act, which establishes a securitization mechanism that could facilitate debt issuance, was signed into law on July 13, 2016. While certain bonds benefiting from a guarantee by the Commonwealth are subject to an executive order issued under the Moratorium Act, bonds insured by the Company are not subject to that order. There were sufficient funds in the PRASA bond accounts to make the July 1, 2016, PRASA bond payments guaranteed by the Company, and those payments were made in full.

Municipal Finance Agency ("MFA"). As of June 30, 2016, the Company had $387 million net par outstanding of bonds issued by MFA secured by a pledge of local property tax revenues. There were sufficient funds in the MFA bond accounts to make the July 1, 2016 MFA bond payments guaranteed by the Company, and those payments were made in full.

Puerto Rico Sales Tax Financing Corporation (“COFINA”). As of June 30, 2016, the Company had $270 million insured net par outstanding of junior COFINA bonds, which are secured primarily by a second lien on certain sales and use taxes. There were no debt service payments due on July 1, 2016 on Company-insured COFINA bonds, and, as of the date of this filing, all payments on Company-insured COFINA bonds had been made.

University of Puerto Rico (“U of PR”). As of June 30, 2016, the Company had $1 million insured net par outstanding of U of PR bonds, which are general obligations of the university and are secured by a subordinate lien on the proceeds, profits and other income of the University, subject to a senior pledge and lien for the benefit of outstanding university system revenue bonds. The U of PR bonds are subject to an executive order issued under the Moratorium Act. There were no debt service payments due on July 1, 2016 on Company-insured U of PR bonds, and, as of the date of this filing, all payments on Company-insured U of PR bonds had been made.

All Puerto Rico exposures are internally rated triple-C or below. The following tables show the Company’s insured exposure to general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations.

Puerto Rico
Gross Par and Gross Debt Service Outstanding

	Gross Par Outstanding		Gross Debt Service Outstanding
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
	(in millions)
Exposure to Puerto Rico	$5,756	$5,755	$9,483	$9,632

Puerto Rico
Net Par Outstanding

	As of June 30, 2016	As of December 31, 2015
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds (1)	$1,615	$1,615
Puerto Rico Public Buildings Authority (1)	188	188
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue)	910	909
PRHTA (Highways revenue)	369	370
PRCCDA	164	164
PRIFA (1)	18	18
Other Public Corporations
PREPA	744	744
PRASA	388	388
MFA	387	387
COFINA	270	269
U of PR	1	1
Total net exposure to Puerto Rico	$5,054	$5,053
____________________

(1)	As of the date of this filing, the Company has paid claims on these credits.

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

Amortization Schedule of Puerto Rico Net Par Outstanding
and Net Debt Service Outstanding
As of June 30, 2016

	Scheduled Net Par Amortization	Scheduled Net Debt Service Amortization
	(in millions)
2016 (July 1 – September 30)	$302	$428
2016 (October 1 – December 31)	0	2
2017	222	463
2018	179	410
2019	204	424
2020	270	482
2021	125	323
2022	115	305
2023	150	338
2024	174	352
2025	196	366
2026-2030	943	1,633
2031-2035	1,131	1,599
2036-2040	579	780
2041-2045	296	380
2046-2047	168	181
Total	$5,054	$8,466

Exposure to Selected European Countries

The European countries where the Company has exposure and believes heightened uncertainties exist are: Hungary, Italy, Portugal, Spain and Turkey (collectively, the “Selected European Countries”). The Company added Turkey to its list of Selected European Countries as of June 30, 2016, as a result of the recent political turmoil in the country. The Company’s direct economic exposure to the Selected European Countries (based on par for financial guaranty contracts and notional amount for financial guaranty contracts accounted for as derivatives) is shown in the following table, net of ceded reinsurance.

Net Direct Economic Exposure to Selected European Countries(1)
As of June 30, 2016

	Hungary	Italy	Portugal	Spain	Turkey	Total
	(in millions)
Sub-sovereign exposure(2)	$265	$793	$80	$366	$—	$1,504
Non-sovereign exposure(3)	174	432	—	—	204	810
Total	$439	$1,225	$80	$366	$204	$2,314
Total BIG (See Note 5)	$369	$—	$80	$366	$—	$815
____________________

(1)	While the Company’s exposures are shown in U.S. dollars, the obligations the Company insures are in various currencies, primarily Euros.

(2)
Sub-sovereign exposure in Selected European Countries includes transactions backed by receivables from or supported by sub-sovereigns, which are governmental or government-backed entities other than the ultimate governing body of the country.

(3)	Non-sovereign exposure in Selected European Countries includes debt of regulated utilities, RMBS and diversified payment rights ("DPR") securitizations.

The Company has excluded from the exposure tables above its indirect economic exposure to the Selected European Countries through policies it provides on pooled corporate and commercial receivables transactions. The Company calculates indirect exposure to a country by multiplying the par amount of a transaction insured by the Company times the percent of the relevant collateral pool reported as having a nexus to the country. On that basis, the Company has calculated exposure of $203 million to Selected European Countries (plus Greece) in transactions with $3.5 billion of net par outstanding. The indirect exposure to credits with a nexus to Greece is $4 million across several highly rated pooled corporate obligations with net par outstanding of $192 million.

The $204 million net insured par exposure in Turkey is to DPR securitizations sponsored by a major Turkish bank. These DPR securitizations were established outside of Turkey and involve payment orders in U.S. dollars, pounds sterling and Euros from persons outside of Turkey to beneficiaries in Turkey who are customers of the sponsoring bank. The sponsoring bank's correspondent banks have agreed to remit all such payments to a trustee-controlled account outside Turkey, where debt service payments for the DPR securitization are given priority over payments to the sponsoring bank.

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

The following tables present a roll forward of the present value of net expected loss to be paid for all contracts, whether accounted for as insurance, credit derivatives or financial guaranty ("FG") VIEs, by sector, after the benefit for expected recoveries for breaches of representations and warranties ("R&W") and other expected recoveries. The Company used weighted average risk-free rates for U.S. dollar denominated obligations that ranged from 0.0% to 2.46% as of June 30, 2016 and 0.0% to 3.25% as of December 31, 2015.

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward

	Second Quarter		Six Months
	2016	2015	2016	2015
	(in millions)
Net expected loss to be paid, beginning of period	$1,337	$1,154	$1,391	$1,169
Net expected loss to be paid on Radian Asset portfolio as of April 1, 2015	—	190	—	190
Economic loss development due to:
Accretion of discount	6	7	15	14
Changes in discount rates	45	(47)	108	(40)
Changes in timing and assumptions	(29)	232	(42)	215
Total economic loss development	22	192	81	189
Paid losses	(33)	(26)	(146)	(38)
Net expected loss to be paid, end of period	$1,326	$1,510	$1,326	$1,510

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward by Sector
Second Quarter 2016

	Net Expected Loss to be Paid (Recovered) as of March 31, 2016	Economic Loss Development	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2016 (2)
	(in millions)
Public Finance:
U.S. public finance	$864	$111	$(12)	$963
Non-U.S. public finance	39	(2)	—	37
Public Finance	903	109	(12)	1,000
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	(1)	0	4	3
Alt-A first lien	36	(38)	(94)	(96)
Option ARM	(47)	(10)	1	(56)
Subprime	240	(26)	13	227
Total first lien	228	(74)	(76)	78
Second lien	65	(7)	56	114
Total U.S. RMBS	293	(81)	(20)	192
Triple-X life insurance transactions	102	(2)	0	100
Student loans	32	(1)	0	31
Other structured finance	7	(3)	(1)	3
Structured Finance	434	(87)	(21)	326
Total	$1,337	$22	$(33)	$1,326

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward by Sector
Second Quarter 2015

	Net Expected Loss to be Paid (Recovered) as of March 31, 2015	Net Expected Loss to be Paid (Recovered) on Radian Asset portfolio as of April 1, 2015	Economic Loss Development	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2015
	(in millions)
Public Finance:
U.S. public finance	$310	$81	$226	$(4)	$613
Non-U.S public finance	42	4	(2)	—	44
Public Finance	352	85	224	(4)	657
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	3	—	(1)	(1)	1
Alt-A first lien	289	7	(16)	(15)	265
Option ARM	(16)	0	(3)	1	(18)
Subprime	293	(4)	(6)	(10)	273
Total first lien	569	3	(26)	(25)	521
Second lien	1	1	(6)	7	3
Total U.S. RMBS	570	4	(32)	(18)	524
Triple-X life insurance transactions	165	—	2	(2)	165
Student loans	62	—	1	(5)	58
Other structured finance	5	101	(3)	3	106
Structured Finance	802	105	(32)	(22)	853
Total	$1,154	$190	$192	$(26)	$1,510

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward by Sector
Six Months 2016

	Net Expected Loss to be Paid (Recovered) as of December 31, 2015 (2)	Economic Loss Development	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2016 (2)
	(in millions)
Public Finance:
U.S. public finance	$771	$209	$(17)	$963
Non-U.S. public finance	38	(1)	—	37
Public Finance	809	208	(17)	1,000
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	(2)	0	5	3
Alt-A first lien	127	(54)	(169)	(96)
Option ARM	(28)	(31)	3	(56)
Subprime	251	(25)	1	227
Total first lien	348	(110)	(160)	78
Second lien	61	(2)	55	114
Total U.S. RMBS	409	(112)	(105)	192
Triple-X life insurance transactions	99	2	(1)	100
Student loans	54	(15)	(8)	31
Other structured finance	20	(2)	(15)	3
Structured Finance	582	(127)	(129)	326
Total	$1,391	$81	$(146)	$1,326

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward by Sector
Six Months 2015

	Net Expected Loss to be Paid (Recovered) as of December 31, 2014	Net Expected Loss to be Paid (Recovered) on Radian Asset portfolio as of April 1, 2015	Economic Loss Development	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2015
	(in millions)
Public Finance:
U.S. public finance	$303	$81	$235	$(6)	$613
Non-U.S. public finance	45	4	(5)	—	44
Public Finance	348	85	230	(6)	657
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	4	—	(1)	(2)	1
Alt-A first lien	304	7	(21)	(25)	265
Option ARM	(16)	0	1	(3)	(18)
Subprime	303	(4)	(7)	(19)	273
Total first lien	595	3	(28)	(49)	521
Second lien	(11)	1	0	13	3
Total U.S. RMBS	584	4	(28)	(36)	524
Triple-X life insurance transactions	161	—	7	(3)	165
Student loans	68	—	(5)	(5)	58
Other structured finance	8	101	(15)	12	106
Structured Finance	821	105	(41)	(32)	853
Total	$1,169	$190	$189	$(38)	$1,510
____________________

(1)
Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded in reinsurance recoverable on paid losses included in other assets. The Company paid $7 million and $5 million in loss adjustment expenses ("LAE") for Second Quarter 2016 and 2015, respectively, and $9 million and $9 million in LAE for Six Months 2016 and 2015, respectively.

(2)	Includes expected LAE to be paid of $8 million as of June 30, 2016 and $12 million as of December 31, 2015.

Future Net R&W Recoverable (Payable)(1)

	As of June 30, 2016	As of December 31, 2015
	(in millions)
U.S. RMBS:
First lien	$(90)	$0
Second lien	32	79
Total	$(58)	$79
____________________

(1)
The Company’s agreements with R&W providers generally provide that, as the Company makes claim payments, the R&W providers reimburse it for those claims; if the Company later receives reimbursement through the transaction (for example, from excess spread), the Company repays the R&W providers. See the section “Breaches of Representations and Warranties” for information about the R&W agreements and eligible assets held in trust with respect to such agreements. When the Company projects receiving more reimbursements in the future than it projects paying in claims on transactions covered by R&W settlement agreements, the Company will have a net R&W payable.

The following tables present the present value of net expected loss to be paid for all contracts by accounting model, by sector and after the benefit for expected recoveries for breaches of R&W.

Net Expected Loss to be Paid (Recovered)
By Accounting Model
As of June 30, 2016

	Financial Guaranty Insurance	FG VIEs(1) and Other	Credit Derivatives(2)	Total
	(in millions)
Public Finance:
U.S. public finance	$963	$—	$0	$963
Non-U.S. public finance	37	—	—	37
Public Finance	1,000	—	0	1,000
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	3	—	—	3
Alt-A first lien	(115)	20	(1)	(96)
Option ARM	(51)	—	(5)	(56)
Subprime	145	50	32	227
Total first lien	(18)	70	26	78
Second lien	68	43	3	114
Total U.S. RMBS	50	113	29	192
Triple-X life insurance transactions	89	—	11	100
Student loans	31	—	—	31
Other structured finance	38	1	(36)	3
Structured Finance	208	114	4	326
Total	$1,208	$114	$4	$1,326

Net Expected Loss to be Paid (Recovered)
By Accounting Model
As of December 31, 2015

	Financial Guaranty Insurance	FG VIEs(1) and Other	Credit Derivatives(2)	Total
	(in millions)
Public Finance:
U.S. public finance	$771	$—	$0	$771
Non-U.S. public finance	38	—	—	38
Public Finance	809	—	0	809
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	2	—	(4)	(2)
Alt-A first lien	110	17	0	127
Option ARM	(27)	—	(1)	(28)
Subprime	153	59	39	251
Total first lien	238	76	34	348
Second lien	13	44	4	61
Total U.S. RMBS	251	120	38	409
Triple-X life insurance transactions	88	—	11	99
Student loans	54	—	—	54
Other structured finance	37	16	(33)	20
Structured Finance	430	136	16	582
Total	$1,239	$136	$16	$1,391
___________________
(1)    Refer to Note 9, Consolidated Variable Interest Entities.

(2)    Refer to Note 8, Financial Guaranty Contracts Accounted for as Credit Derivatives.

The following tables present the net economic loss development for all contracts by accounting model, by sector and after the benefit for expected recoveries for breaches of R&W.

Net Economic Loss Development (Benefit)
By Accounting Model
Second Quarter 2016

	Financial Guaranty Insurance	FG VIEs(1) and Other	Credit Derivatives(2)	Total
	(in millions)
Public Finance:
U.S. public finance	$111	$—	$—	$111
Non-U.S. public finance	(2)	—	—	(2)
Public Finance	109	—	—	109
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	0	—	0	0
Alt-A first lien	(39)	2	(1)	(38)
Option ARM	(9)	—	(1)	(10)
Subprime	(17)	(2)	(7)	(26)
Total first lien	(65)	0	(9)	(74)
Second lien	(1)	(6)	0	(7)
Total U.S. RMBS	(66)	(6)	(9)	(81)
Triple-X life insurance transactions	(1)	—	(1)	(2)
Student loans	(1)	—	—	(1)
Other structured finance	(1)	(1)	(1)	(3)
Structured Finance	(69)	(7)	(11)	(87)
Total	$40	$(7)	$(11)	$22

Net Economic Loss Development (Benefit)
By Accounting Model
Second Quarter 2015

	Financial Guaranty Insurance	FG VIEs(1) and Other	Credit Derivatives(2)	Total
	(in millions)
Public Finance:
U.S. public finance	$232	$—	$(6)	$226
Non-U.S. public finance	(2)	—	—	(2)
Public Finance	230	—	(6)	224
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	(1)	—	—	(1)
Alt-A first lien	(12)	(1)	(3)	(16)
Option ARM	(4)	—	1	(3)
Subprime	—	(1)	(5)	(6)
Total first lien	(17)	(2)	(7)	(26)
Second lien	(7)	—	1	(6)
Total U.S. RMBS	(24)	(2)	(6)	(32)
Triple-X life insurance transactions	1	—	1	2
Student loans	1	—	—	1
Other structured finance	(1)	1	(3)	(3)
Structured Finance	(23)	(1)	(8)	(32)
Total	$207	$(1)	$(14)	$192

Net Economic Loss Development (Benefit)
By Accounting Model
Six Months 2016

	Financial Guaranty Insurance	FG VIEs(1) and Other	Credit Derivatives(2)	Total
	(in millions)
Public Finance:
U.S. public finance	$209	$—	$—	$209
Non-U.S. public finance	(1)	—	—	(1)
Public Finance	208	—	—	208
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	0	—	0	0
Alt-A first lien	(56)	3	(1)	(54)
Option ARM	(28)	—	(3)	(31)
Subprime	(14)	(2)	(9)	(25)
Total first lien	(98)	1	(13)	(110)
Second lien	1	(3)	0	(2)
Total U.S. RMBS	(97)	(2)	(13)	(112)
Triple-X life insurance transactions	2	—	0	2
Student loans	(15)	—	—	(15)
Other structured finance	3	(1)	(4)	(2)
Structured Finance	(107)	(3)	(17)	(127)
Total	$101	$(3)	$(17)	$81

Net Economic Loss Development (Benefit)
By Accounting Model
Six Months 2015

	Financial Guaranty Insurance	FG VIEs(1) and Other	Credit Derivatives(2)	Total
	(in millions)
Public Finance:
U.S. public finance	$241	$—	$(6)	$235
Non-U.S. public finance	(5)	—	—	(5)
Public Finance	236	—	(6)	230
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	0	—	(1)	(1)
Alt-A first lien	(10)	(1)	(10)	(21)
Option ARM	(3)	—	4	1
Subprime	(4)	3	(6)	(7)
Total first lien	(17)	2	(13)	(28)
Second lien	1	(1)	—	—
Total U.S. RMBS	(16)	1	(13)	(28)
Triple-X life insurance transactions	5	—	2	7
Student loans	(5)	—	—	(5)
Other structured finance	(1)	—	(14)	(15)
Structured Finance	(17)	1	(25)	(41)
Total	$219	$1	$(31)	$189
_________________
(1)    Refer to Note 9, Consolidated Variable Interest Entities.

(2)    Refer to Note 8, Financial Guaranty Contracts Accounted for as Credit Derivatives.

Selected U.S. Public Finance Transactions

The Company insures general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $5.1 billion net par as of June 30, 2016, all of which are BIG. For additional information regarding the Company's exposure to general obligations of Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations, please refer to "Exposure to Puerto Rico" in Note 4, Outstanding Exposure.
On February 25, 2015, a plan of adjustment resolving the bankruptcy filing of the City of Stockton, California under chapter 9 of the U.S. Bankruptcy Code became effective. As of June 30, 2016, the Company’s net par subject to the plan consists of $115 million of pension obligation bonds. As part of the plan settlement, the City will repay the pension obligation bonds from certain fixed payments and certain variable payments contingent on the City's revenue growth.

The Company has approximately $20 million of net par exposure as of June 30, 2016 to bonds issued by Parkway East Public Improvement District, which is located in Madison County, Mississippi. The bonds, which are rated BIG, are payable from special assessments on properties within the District, as well as amounts paid under a contribution agreement with the County in which the County covenants that it will provide funds in the event special assessments are not sufficient to make a debt service payment. The special assessments have not been sufficient to pay debt service in full. In earlier years, the County provided funding to cover the balance of the debt service requirement, but the County now claims that the District’s failure to reimburse it within the two years stipulated in the contribution agreement means that the County is not required to provide funding until it is reimbursed. On April 27, 2016, the court granted the Company's motion for summary judgment in a declaratory judgment action, agreeing with the Company's interpretation of the County's obligations under the contribution agreement. See "Recovery Litigation" below.

The Company also has $13.6 billion of net par exposure to healthcare transactions. The BIG net par outstanding in this sector is $303 million.

The Company projects that its total net expected loss across its troubled U.S. public finance credits as of June 30, 2016, which incorporated the likelihood of the various outcomes, will be $963 million, compared with a net expected loss of $771 million as of December 31, 2015. Economic loss development in Second Quarter 2016 and Six Months 2016 was $111 million and $209 million, respectively, which was primarily attributable to Puerto Rico exposures.

Certain Selected European Country Sub-Sovereign Transactions

The Company insures and reinsures credits with sub-sovereign exposure to various Spanish and Portuguese issuers where a Spanish and Portuguese sovereign default may cause the sub-sovereigns also to default. The Company's exposure net of reinsurance to these Spanish and Portuguese credits is $366 million and $80 million, respectively. The Company rates most of these issuers in the BB category due to the financial condition of Spain and Portugal and their dependence on the sovereign. The Company's Hungary exposure is to infrastructure bonds dependent on payments from Hungarian governmental entities. The Company's exposure net of reinsurance to these Hungarian credits is $265 million, all of which is rated BIG. The Company estimated net expected losses of $34 million related to these Spanish, Portuguese and Hungarian credits. The economic benefit of approximately $2 million during Second Quarter 2016 and approximately $1 million during Six Months 2016 was primarily related to changes in the exchange rate between the Euro and U.S. Dollar.

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

Second Quarter 2016 U.S. RMBS Loss Projections

Based on its observation during the period of the performance of its insured transactions (including early stage delinquencies, late stage delinquencies and loss severity) as well as the residential property market and economy in general, the Company chose to use the same general assumptions to project RMBS losses as of June 30, 2016 as it used as of December 31, 2015, but increased severities for specific vintages of Alt-A first lien and Option ARM transactions, decreased liquidation rates for certain vintages of subprime and increased liquidation rates for second lien transactions based on observed data.

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

First Lien Liquidation Rates

	June 30, 2016	March 31, 2016	December 31, 2015
Current Loans Modified in the Previous 12 Months
Alt A and Prime	25%	25%	25%
Option ARM	25	25	25
Subprime	25	25	25
Current Loans Delinquent in the Previous 12 Months
Alt A and Prime	25	25	25
Option ARM	25	25	25
Subprime	25	25	25
30 – 59 Days Delinquent
Alt A and Prime	35	35	35
Option ARM	40	40	40
Subprime	45	45	45
60 – 89 Days Delinquent
Alt A and Prime	45	45	45
Option ARM	50	50	50
Subprime	50	55	55
90+ Days Delinquent
Alt A and Prime	55	55	55
Option ARM	60	60	60
Subprime	55	60	60
Bankruptcy
Alt A and Prime	45	45	45
Option ARM	50	50	50
Subprime	40	40	40
Foreclosure
Alt A and Prime	65	65	65
Option ARM	70	70	70
Subprime	65	70	70
Real Estate Owned
All	100	100	100

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

In the base case, after the initial 36-month CDR plateau period, each transaction’s CDR is projected to improve over 12 months to an intermediate CDR (calculated as 20% of its CDR plateau); that intermediate CDR is held constant for 36 months and then trails off in steps to a final CDR of 5% of the CDR plateau. In the base case, the Company assumes the final CDR will be reached 7 years after the initial 36-month CDR plateau period. Under the Company’s methodology, defaults projected to occur in the first 36 months represent defaults that can be attributed to loans that were modified or delinquent in the last 12 months or that are currently delinquent or in foreclosure, while the defaults projected to occur using the projected CDR trend after the first 36 month period represent defaults attributable to borrowers that are currently performing or are projected to reperform.

     Another important driver of loss projections is loss severity, which is the amount of loss the transaction incurs on a loan after the application of net proceeds from the disposal of the underlying property. Loss severities experienced in first lien transactions have reached historically high levels, and the Company is assuming in the base case that these high levels generally will continue for another 18 months. The Company determines its initial loss severity based on actual recent experience. As a result, as of March 31, 2016, the Company updated severities for specific vintages of Alt-A first lien and subprime transactions based on observed data and as of June 30, 2016 the Company updated severities again for certain vintages of Alt-A, as well as Option ARM. The Company then assumes that loss severities begin returning to levels consistent with underwriting assumptions beginning after the initial 18 month period, declining to 40% in the base case over 2.5 years.

The following table shows the range as well as the average, weighted by outstanding net insured par, for key assumptions used in the calculation of expected loss to be paid for individual transactions for direct vintage 2004 - 2008 first lien U.S. RMBS.

Key Assumptions in Base Case Expected Loss Estimates
First Lien RMBS(1)

	As of June 30, 2016				As of March 31, 2016				As of December 31, 2015
	Range			Weighted Average	Range			Weighted Average	Range			Weighted Average
Alt-A First Lien
Plateau CDR	0.9%	-	27.0%	6.1%	0.9%	-	27.8%	6.4%	1.7%	–	26.4%	6.4%
Intermediate CDR	0.2%	-	5.4%	1.2%	0.2%	-	5.6%	1.3%	0.3%	–	5.3%	1.3%
Period until intermediate CDR	48 months				48 months				48 months
Final CDR	0.0%	-	1.3%	0.3%	0.0%	-	1.4%	0.3%	0.1%	–	1.3%	0.3%
Initial loss severity:
2005 and prior	60.0%				60.0%				60.0%
2006	80.0%				80.0%				70.0%
2007	70.0%				65.0%				65.0%
Initial conditional prepayment rate ("CPR")	3.5%	-	29.3%	11.0%	2.7%	-	31.6%	11.8%	2.7%	–	32.5%	11.5%
Final CPR(2)	15%				15%				15%
Option ARM
Plateau CDR	3.2%	-	10.1%	7.4%	3.4%	-	10.6%	7.8%	3.5%	–	10.3%	7.8%
Intermediate CDR	0.6%	-	2.0%	1.5%	0.7%	-	2.1%	1.6%	0.7%	–	2.1%	1.6%
Period until intermediate CDR	48 months				48 months				48 months
Final CDR	0.2%	-	0.5%	0.3%	0.2%	-	0.5%	0.4%	0.2%	–	0.5%	0.4%
Initial loss severity:
2005 and prior	60.0%				60.0%				60.0%
2006	70.0%				70.0%				70.0%
2007	75.0%				65.0%				65.0%
Initial CPR	2.0%	-	13.2%	5.7%	2.0%	-	13.7%	5.5%	1.5%	–	10.9%	5.1%
Final CPR(2)	15%				15%				15%
Subprime
Plateau CDR	4.4%	-	12.7%	8.5%	4.2%	-	14.4%	9.4%	4.7%	–	13.2%	9.5%
Intermediate CDR	0.9%	-	2.5%	1.7%	0.8%	-	2.9%	1.9%	0.9%	–	2.6%	1.9%
Period until intermediate CDR	48 months				48 months				48 months
Final CDR	0.2%	-	0.6%	0.4%	0.2%	-	0.7%	0.4%	0.2%	–	0.7%	0.4%
Initial loss severity:
2005 and prior	80.0%				80.0%				75.0%
2006	90.0%				90.0%				90.0%
2007	90.0%				90.0%				90.0%
Initial CPR	0.6%	-	11.3%	4.9%	0.3%	-	9.2%	4.2%	0.0%	–	10.1%	3.6%
Final CPR(2)	15%				15%				15%
____________________
(1)                                Represents variables for most heavily weighted scenario (the “base case”).

(2)	For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used.

 The rate at which the principal amount of loans is voluntarily prepaid may impact both the amount of losses projected (since that amount is a function of the CDR, the loss severity and the loan balance over time) as well as the amount of excess spread (the amount by which the interest paid by the borrowers on the underlying loan exceeds the amount of interest owed on the insured obligations). The assumption for the voluntary CPR follows a similar pattern to that of the CDR. The current level of voluntary prepayments is assumed to continue for the plateau period before gradually increasing over 12 months to the final CPR, which is assumed to be 15% in the base case. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. These CPR assumptions are the same as those the Company used for March 31, 2016 and December 31, 2015.

In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the CDR returned to its modeled equilibrium, which was defined as 5% of the initial CDR. The Company also stressed CPR and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios as of June 30, 2016. The Company used a similar approach to establish its pessimistic and optimistic scenarios as of June 30, 2016 as it used as of March 31, 2016 and December 31, 2015, increasing and decreasing the periods of stress from those used in the base case.

In a somewhat more stressful environment than that of the base case, where the CDR plateau was extended six months (to be 42 months long) before the same more gradual CDR recovery and loss severities were assumed to recover over 4.5 rather than 2.5 years (and subprime loss severities were assumed to recover only to 60% and Option ARM and Alt A loss severities to only 45%), expected loss to be paid would increase from current projections by approximately $13 million for Alt-A first liens, $7 million for Option ARM, $43 million for subprime and $0.1 million for prime transactions.

In an even more stressful scenario where loss severities were assumed to rise and then recover over nine years and the initial ramp-down of the CDR was assumed to occur over 15 months and other assumptions were the same as the other stress scenario, expected loss to be paid would increase from current projections by approximately $33 million for Alt-A first liens, $14 million for Option ARM, $59 million for subprime and $0.4 million for prime transactions.

In a scenario with a somewhat less stressful environment than the base case, where CDR recovery was somewhat less gradual, expected loss to be paid would decrease from current projections by approximately $6 million for Alt-A first liens, $21 million for Option ARM, $10 million for subprime and $17 thousand for prime transactions.

In an even less stressful scenario where the CDR plateau was six months shorter (30 months, effectively assuming that liquidation rates would improve) and the CDR recovery was more pronounced (including an initial ramp-down of the CDR over nine months), expected loss to be paid would decrease from current projections by approximately $18 million for Alt-A first liens, $32 million for Option ARM, $35 million for subprime and $0.1 million for prime transactions.

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

In second lien transactions the projection of near-term defaults from currently delinquent loans is relatively straightforward because loans in second lien transactions are generally “charged off” (treated as defaulted) by the securitization’s servicer once the loan is 180 days past due. The Company estimates the amount of loans that will default over the next six months by calculating current representative liquidation rates. A liquidation rate is the percent of loans in a given cohort (in this instance, delinquency category) that ultimately default. Similar to first liens, the Company then calculates a CDR for six months, which is the period over which the currently delinquent collateral is expected to be liquidated. That CDR is then used as the basis for the plateau CDR period that follows the embedded five months of losses. Liquidation rates assumed as of June 30, 2016 were from 25% to 100%, which were the same as of March 31, 2016. Liquidation rates assumed as of December 31, 2015 were from 10% to 100%.

For the base case scenario, the CDR (the “plateau CDR”) was held constant for six months. Once the plateau period has ended, the CDR is assumed to gradually trend down in uniform increments to its final long-term steady state CDR. (The long-term steady state CDR is calculated as the constant CDR that would have yielded the amount of losses originally expected at underwriting.) In the base case scenario, the time over which the CDR trends down to its final CDR is 28 months. Therefore, the total stress period for second lien transactions is 34 months, comprising five months of delinquent data, a one month plateau period and 28 months of decrease to the steady state CDR, the same as of March 31, 2016 and December 31, 2015.

HELOC loans generally permit the borrower to pay only interest for an initial period (often ten years) and, after that period, require the borrower to make both the monthly interest payment and a monthly principal payment, and so increase the borrower's aggregate monthly payment. Some of the HELOC loans underlying the Company's insured HELOC transactions have reached their principal amortization period. The Company has observed that the increase in monthly payments occurring when a loan reaches its principal amortization period, even if mitigated by borrower relief offered by the servicer, is associated with increased borrower defaults. Thus, most of the Company's HELOC projections incorporate an assumption that a percentage of loans reaching their amortization periods will default around the time of the payment increase. These projected defaults are in addition to those generated using the CDR curve as described above. This assumption is similar to the one used as of March 31, 2016 and December 31, 2015. For June 30, 2016 the Company used the same general approach as of March 31, 2016 and December 31, 2015.

When a second lien loan defaults, there is generally a very low recovery. The Company had assumed as of June 30, 2016 that it will generally recover only 2% of the collateral defaulting in the future and declining additional amounts of post-default receipts on previously defaulted collateral. This is the same assumption used as of March 31, 2016 and December 31, 2015.

The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected as well as the amount of excess spread. In the base case, an average CPR (based on experience of the past year) is assumed to continue until the end of the plateau before gradually increasing to the final CPR over the same period the CDR decreases. The final CPR is assumed to be 15% for second lien transactions, which is lower than the historical average but reflects the Company’s continued uncertainty about the projected performance of the borrowers in these transactions. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. This pattern is generally consistent with how the Company modeled the CPR as of March 31, 2016 and December 31, 2015. To the extent that prepayments differ from projected levels it could materially change the Company’s projected excess spread and losses.

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

In estimating expected losses, the Company modeled and probability weighted five possible CDR curves applicable to the period preceding the return to the long-term steady state CDR. The Company used five scenarios at June 30, 2016 and December 31, 2015. The Company believes that the level of the elevated CDR and the length of time it will persist, the ultimate prepayment rate, and the amount of additional defaults because of the expiry of the interest only period, are the primary drivers behind the likely amount of losses the collateral will suffer. The Company continues to evaluate the assumptions affecting its modeling results.

Most of the Company's projected second lien RMBS losses are from HELOC transactions. The following table shows the range as well as the average, weighted by outstanding net insured par, for key assumptions for the calculation of expected loss to be paid for individual transactions for direct vintage 2004 - 2008 HELOCs.

Key Assumptions in Base Case Expected Loss Estimates
HELOCs (1)

	As of June 30, 2016				As of March 31, 2016				As of December 31, 2015
	Range			Weighted Average	Range			Weighted Average	Range			Weighted Average
Plateau CDR	2.5%	–	26.3%	12.6%	5.3%	–	26.1%	11.9%	4.9%	–	23.5%	10.3%
Final CDR trended down to	0.5%	–	3.2%	1.2%	0.5%	–	3.2%	1.2%	0.5%	–	3.2%	1.2%
Period until final CDR	34 months				34 months				34 months
Initial CPR	11.0%	–	15.4%	11.1%	11.0%	–	14.9%	11.1%	10.9%
Final CPR(2)	10.0%	–	15.4%	13.3%	10.0%	–	15.0%	13.3%	10.0%	–	15.0%	13.3%
Loss severity	98.0%				98.0%				98.0%
____________________

(1)	Represents variables for most heavily weighted scenario (the “base case”).

(2)	For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used.

The Company’s base case assumed a six month CDR plateau and a 28 month ramp-down (for a total stress period of 34 months). The Company also modeled a scenario with a longer period of elevated defaults and another with a shorter period of elevated defaults. Increasing the CDR plateau to eight months and increasing the ramp-down by three months to 31 months (for a total stress period of 39 months), and doubling the defaults relating to the end of the interest only period would increase the expected loss by approximately $49 million for HELOC transactions. On the other hand, reducing the CDR plateau to four months and decreasing the length of the CDR ramp-down to 25 months (for a total stress period of 29 months), and lowering the ultimate prepayment rate to 10% would decrease the expected loss by approximately $30 million for HELOC transactions.

Breaches of Representations and Warranties

The Company entered into agreements with R&W providers under which those providers made payments to the Company, agreed to make payments to the Company in the future, and / or repurchased loans from the transactions, all in return for releases of related liability by the Company.

As of June 30, 2016, the Company had a net R&W payable of $58 million to R&W counterparties, compared to an R&W recoverable of $79 million as of December 31, 2015. The decrease represents improvements in underlying collateral performance and the termination of the Deutsche Bank agreement described below. The Company’s agreements with providers of R&W generally provide for reimbursement to the Company as claim payments are made and, to the extent the Company later receives reimbursements of such claims from excess spread or other sources, for the Company to provide reimbursement to the R&W providers. When the Company projects receiving more reimbursements in the future than it projects to pay in claims on transactions covered by R&W settlement agreements, the Company will have a net R&W payable. Most of the amount projected to be received pursuant to agreements with R&W providers benefits from eligible assets placed in trusts to collateralize the R&W provider’s future reimbursement obligation, with the amount of such collateral subject to increase or decrease from time to time as determined by rating agency requirements. Currently the Company has agreements with two counterparties where a future reimbursement obligation is collateralized by eligible assets held in trust:

•
Bank of America. Under the Company's agreement with Bank of America Corporation and certain of its subsidiaries (“Bank of America”), Bank of America agreed to reimburse the Company for 80% of claims on the first lien transactions covered by the agreement that the Company pays in the future, until the aggregate lifetime collateral losses (not insurance losses or claims) on those transactions reach $6.6 billion. As of June 30, 2016 aggregate lifetime collateral losses on those transactions was $4.5 billion, and the Company was projecting in its base case that such collateral losses would eventually reach $5.2 billion. Bank of America's reimbursement obligation is secured by $577 million of collateral held in trust for the Company's benefit.

•
UBS. Under the Company’s agreement with UBS Real Estate Securities Inc. and affiliates (“UBS”), UBS agreed to reimburse the Company for 85% of future losses on three first lien RMBS transactions, and such reimbursement obligation is secured by $44 million of collateral held in trust for the Company's benefit.

Under the Company's previous agreement with Deutsche Bank AG and certain of its affiliates (collectively, “Deutsche Bank”), Deutsche Bank agreed to reimburse the Company for certain claims it pays in the future on eight first and second lien transactions, including 80% of claims it pays on those transactions until the aggregate lifetime claims (before reimbursement) reach $319 million. In May 2016, Deutsche Bank's reimbursement obligations under the May 2012 agreement were terminated in return for cash payments to the Company.

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

Triple-X Life Insurance Transactions

The Company had $2.2 billion of net par exposure to Triple-X life insurance transactions as of June 30, 2016. Two of these transactions, with $216 million of net par outstanding, are rated BIG. The Triple-X life insurance transactions are based on discrete blocks of individual life insurance business. In older vintage Triple-X life insurance transactions, which include the two BIG-rated transactions, the amounts raised by the sale of the notes insured by the Company were used to capitalize a special purpose vehicle that provides reinsurance to a life insurer or reinsurer. The monies are invested at inception in accounts managed by third-party investment managers. In the case of the two BIG-rated transactions, material amounts of their assets were invested in U.S. RMBS. Based on its analysis of the information currently available, including estimates of future investment performance, and projected credit impairments on the invested assets and performance of the blocks of life insurance business at June 30, 2016, the Company’s projected net expected loss to be paid is $100 million. The economic benefit during Second Quarter 2016 was approximately $2 million, which was due primarily to changes in interest rates and updates to the projected asset cash flows. The economic loss development during Six Months 2016 was approximately $2 million, which was due primarily to changes in discount rates and updates to the projected life insurance cash flows.

Student Loan Transactions

The Company has insured or reinsured $1.6 billion net par of student loan securitizations issued by private issuers and that it classifies as structured finance. Of this amount, $110 million is rated BIG. The Company is projecting approximately $31 million of net expected loss to be paid on these transactions. In general, the losses are due to: (i) the poor credit performance of private student loan collateral and high loss severities, or (ii) high interest rates on auction rate securities with respect to which the auctions have failed. The economic benefit during Second Quarter 2016 was approximately $1 million, which was driven primarily by changes in interest rates. The economic benefit during Six Months 2016 was approximately $15 million, which was driven primarily by the commutation of certain assumed student loan exposures earlier in the year.

TruPS and other structured finance

The Company's TruPS sector has BIG par of $563 million and all other structured finance BIG par totaled $828 million, comprising primarily transactions backed by perpetual preferred securities, commercial receivables and manufactured housing loans. The Company has expected loss to be paid of $3 million for TruPS and other structured finance transactions as of June 30, 2016. The economic benefit during Second Quarter 2016 was $3 million, which was attributable primarily to improved performance of various credits. The economic benefit during Six Months 2016 was $2 million, which was attributable primarily to improved performance of various credits.

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

On July 21, 2016, AGC and AGM filed a motion and form of complaint in the U.S. District Court for the District of Puerto Rico seeking relief from the stay provided by PROMESA. Upon a grant of relief from the PROMESA stay, the lawsuit further seeks a declaration that the Moratorium Act is preempted by Federal bankruptcy law and that certain gubernatorial executive orders diverting PRHTA pledged toll revenues (which are not subject to the Clawback) are preempted by PROMESA and violate the U.S. Constitution. Additionally, it seeks damages for the value of the PRHTA toll revenues diverted and injunctive relief prohibiting the defendants from taking any further action under these executive orders.

On November 1, 2013, Radian Asset commenced a declaratory judgment action in the U.S. District Court for the Southern District of Mississippi against Madison County, Mississippi and the Parkway East Public Improvement District to establish its rights under a contribution agreement from the County supporting certain special assessment bonds issued by the District and insured by Radian Asset (now AGC). As of June 30, 2016, $20 million of such bonds were outstanding. The County maintained that its payment obligation is limited to two years of annual debt service, while AGC contended the County’s obligations under the contribution agreement continue so long as the bonds remain outstanding. On April 27, 2016, the Court granted AGC's motion for summary judgment, agreeing with AGC's interpretation of the County's obligations. On May 11, 2016, the County filed a notice of appeal of that ruling to the United States Court for the Fifth Circuit.

Triple-X Life Insurance Transactions

In December 2008 AGUK filed an action in the Supreme Court of the State of New York against J.P. Morgan Investment Management Inc. (“JPMIM”), the investment manager for a triple-X life insurance transaction, Orkney Re II plc ("Orkney"), involving securities guaranteed by AGUK. The action alleges that JPMIM engaged in breaches of fiduciary duty, gross negligence and breaches of contract based upon its handling of the Orkney investments. After AGUK’s claims were dismissed with prejudice in January 2010, AGUK was successful in its subsequent motions and appeals and, as of December 2011, all of AGUK’s claims for breaches of fiduciary duty, gross negligence and contract were reinstated in full. On January 22, 2016, AGUK filed a motion for partial summary judgment with respect to one of its claims for breach of contract relating to a failure to invest in compliance with the Delaware insurance code. Discovery was completed on February 22, 2016, and oral argument on the motion for partial summary judgment is scheduled for August 2016.

RMBS Transactions

On February 5, 2009, U.S. Bank National Association, as indenture trustee ("U.S. Bank”), CIFG, as insurer of the Class Ac Notes, and Syncora Guarantee Inc. ("Syncora"), as insurer of the Class Ax Notes, filed a complaint in the Supreme Court of the State of New York against GreenPoint Mortgage Funding, Inc. ("GreenPoint") alleging GreenPoint breached its representations and warranties with respect to the underlying mortgage loans in the GreenPoint Mortgage Funding Trust 2006-HE1 transaction.  On March 3, 2010, the court dismissed CIFG's and Syncora’s causes of action on standing grounds. On December 16, 2013, GreenPoint moved to dismiss the remaining claims of U.S. Bank on the grounds that it too lacked standing. U.S. Bank cross-moved for partial summary judgment striking GreenPoint’s defense that U.S. Bank lacked standing to directly pursue claims against GreenPoint. On January 28, 2016, the court denied GreenPoint’s motion for summary judgment and granted U.S. Bank’s cross-motion for partial summary judgment, finding that as a matter of law U.S. Bank has standing to directly assert claims against GreenPoint.  On February 26, 2016, GreenPoint filed a notice of appeal of that decision but to date has not perfected its appeal.

On November 26, 2012, CIFG filed a complaint in the Supreme Court of the State of New York against JP Morgan Securities LLC ("JP Morgan") for material misrepresentation in the inducement of insurance and common law fraud, alleging that JP Morgan fraudulently induced CIFG to insure $400 million of securities issued by ACA ABS CDO 2006-2 Ltd. and $325 million of securities issued by Libertas Preferred Funding II, Ltd. On June 26, 2015, the Court dismissed with prejudice CIFG’s material misrepresentation in the inducement of insurance claim and dismissed without prejudice CIFG’s common law fraud claim. On September 24, 2015, the Court denied CIFG’s motion to amend but allowed CIFG to re-plead a cause of action for common law fraud. On November 20, 2015, CIFG filed a motion for leave to amend its complaint to re-plead common law fraud. On April 29, 2016, CIFG filed an appeal to reverse the Court’s decision dismissing CIFG’s material misrepresentation in the inducement of insurance claim.

On January 15, 2013, CIFG filed a complaint in the Supreme Court of the State of New York against Goldman, Sachs & Co. ("Goldman") for material misrepresentation in the inducement of insurance and common law fraud, alleging that Goldman fraudulently induced CIFG to insure $325 million of Class A-1 Notes (the “Class A-1 Notes”) and to purchase $10 million of Class A-2 Notes (the “Class A-2 Notes”) issued by Fortius II Funding, Ltd. CDO. CIFG and Goldman agreed to separately arbitrate the issue of liability with respect to CIFG’s purchase of the Class A-2 Notes, and on February 4, 2015, an arbitration panel awarded CIFG $2.5 million in damages. On September 11, 2015, CIFG filed an amended complaint to allege that the arbitration award collaterally estopped Goldman from disputing its liability for fraudulent inducement in respect of the Class A-1 Notes. On July 7, 2016, the Court heard oral argument on (i) the motion of AGC (as successor to CIFG) for partial summary judgment on the issue of Goldman’s liability for material misrepresentation in the inducement of insurance and fraud with respect to the Class A-1 Notes policy and (ii) Goldman’s motion to dismiss AGC’s amended complaint.

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

Net Earned Premiums

	Second Quarter		Six Months
	2016	2015	2016	2015
	(in millions)
Scheduled net earned premiums	$93	$118	$184	$214
Acceleration of net earned premiums (1)	117	96	206	137
Accretion of discount on net premiums receivable	4	5	7	9
Financial guaranty insurance net earned premiums	214	219	397	360
Other	—	0	0	1
Net earned premiums (2)	$214	$219	$397	$361
 ___________________

(1)	Reflects the unscheduled refunding or termination of the insurance on an insured obligation as well as changes in scheduled earnings due to changes in the expected lives of the insured obligations.

(2)	Excludes $3 million and $5 million for Second Quarter 2016 and 2015, respectively, and $8 million and $10 million for Six Months 2016 and 2015, respectively, related to consolidated FG VIEs.

Components of Unearned Premium Reserve

	As of June 30, 2016			As of December 31, 2015
	Gross	Ceded	Net(1)	Gross	Ceded	Net(1)
	(in millions)
Deferred premium revenue	3,641	230	3,411	4,008	238	3,770
Contra-paid (2)	(24)	(2)	(22)	(12)	(6)	(6)
Unearned premium reserve	$3,617	$228	$3,389	$3,996	$232	$3,764
 ____________________

(1)	Excludes $98 million and $110 million of deferred premium revenue, and $30 million and $30 million of contra-paid related to FG VIEs as of June 30, 2016 and December 31, 2015, respectively.

(2)	See "Financial Guaranty Insurance Losses– Insurance Contracts' Loss Information" below for an explanation of "contra-paid".

Gross Premium Receivable,
Net of Commissions on Assumed Business
Roll Forward

	Six Months
	2016	2015
	(in millions)
Beginning of period, December 31	$693	$729
Premiums receivable acquired in Radian Asset Acquisition on April 1, 2015	—	2
Gross written premiums, net of commissions on assumed business	83	61
Gross premiums received, net of commissions on assumed business	(107)	(79)
Adjustments:
Changes in the expected term	(27)	(9)
Accretion of discount, net of commissions on assumed business	3	10
Foreign exchange translation	(22)	(8)
Consolidation/deconsolidation of FG VIEs	0	(4)
End of period, June 30 (1)	$623	$702
____________________

(1)
Excludes $11 million and $23 million as of June 30, 2016 and June 30, 2015, respectively, related to consolidated FG VIEs. Excludes $1 million related to non-financial guaranty line of business as of June 30, 2015.

Foreign exchange translation relates to installment premium receivables denominated in currencies other than the U.S. dollar. Approximately 55%, 52% and 50% of installment premiums at June 30, 2016, December 31, 2015 and June 30, 2015, respectively, are denominated in currencies other than the U.S. dollar, primarily the Euro and British Pound Sterling.

The timing and cumulative amount of actual collections may differ from expected collections in the tables below due to factors such as foreign exchange rate fluctuations, counterparty collectability issues, accelerations, commutations and changes in expected lives.

Expected Collections of
Financial Guaranty Insurance Gross Premiums Receivable,
Net of Commissions on Assumed Business
(Undiscounted)

As of June 30, 2016
(in millions)
2016 (July 1 – September 30)	$21
2016 (October 1 – December 31)	21
2017	66
2018	59
2019	54
2020	53
2021-2025	212
2026-2030	139
2031-2035	97
After 2035	79
Total(1)	$801
 ____________________

(1)	Excludes expected cash collections on FG VIEs of $14 million.

Scheduled Financial Guaranty Insurance Net Earned Premiums

As of June 30, 2016
(in millions)
2016 (July 1 – September 30)	$89
2016 (October 1 – December 31)	85
2017	313
2018	287
2019	258
2020	236
2021-2025	922
2026-2030	588
2031-2035	350
After 2035	283
Net deferred premium revenue(1)	3,411
Future accretion	166
Total future net earned premiums	$3,577
 ____________________

(1)	Excludes scheduled net earned premiums on consolidated FG VIEs of $98 million.

Selected Information for Financial Guaranty Insurance
Policies Paid in Installments

	As of June 30, 2016	As of December 31, 2015
	(dollars in millions)
Premiums receivable, net of commission payable	$623	$693
Gross deferred premium revenue	1,086	1,240
Weighted-average risk-free rate used to discount premiums	3.1%	3.1%
Weighted-average period of premiums receivable (in years)	9.2	9.4

Financial Guaranty Insurance Losses

Insurance Contracts' Loss Information

The following table provides information on loss and LAE reserves and salvage and subrogation recoverable, net of reinsurance. The Company used weighted average risk-free rates for U.S. dollar denominated financial guaranty insurance obligations that ranged from 0.0% to 2.46% as of June 30, 2016 and 0.0% to 3.25% as of December 31, 2015.

Loss and LAE Reserve and Salvage and Subrogation Recoverable
Net of Reinsurance
Insurance Contracts

	As of June 30, 2016			As of December 31, 2015
	Loss and LAE Reserve, net	Salvage and Subrogation Recoverable, net	Net Reserve (Recoverable)	Loss and LAE Reserve, net	Salvage and Subrogation Recoverable, net	Net Reserve (Recoverable)
	(in millions)
Public Finance:
U.S. public finance	$807	$14	$793	$604	$7	$597
Non-U.S. public finance	24	—	24	25	—	25
Public Finance	831	14	817	629	7	622
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	3	—	3	2	—	2
Alt-A first lien	40	184	(144)	46	—	46
Option ARM	9	58	(49)	13	42	(29)
Subprime	147	14	133	169	21	148
First lien	199	256	(57)	230	63	167
Second lien	84	45	39	32	53	(21)
Total U.S. RMBS	283	301	(18)	262	116	146
Triple-X life insurance transactions	83	—	83	82	—	82
Student loans	30	—	30	51	—	51
Other structured finance	30	1	29	48	—	48
Structured Finance	426	302	124	443	116	327
Subtotal	1,257	316	941	1,072	123	949
Other recoverables	—	3	(3)	—	3	(3)
Subtotal	1,257	319	938	1,072	126	946
Effect of consolidating FG VIEs	(71)	—	(71)	(74)	0	(74)
Total (1)	$1,186	$319	$867	$998	$126	$872
____________________

(1)	See “Components of Net Reserves (Salvage)” table for loss and LAE reserve and salvage and subrogation recoverable components.

Components of Net Reserves (Salvage)

	As of June 30, 2016	As of December 31, 2015
	(in millions)
Loss and LAE reserve	$1,268	$1,067
Reinsurance recoverable on unpaid losses	(82)	(69)
Loss and LAE reserve, net	1,186	998
Salvage and subrogation recoverable	(323)	(126)
Salvage and subrogation payable(1)	7	3
Other recoverables	(3)	(3)
Salvage and subrogation recoverable, net and other recoverable	(319)	(126)
Net reserves (salvage)	$867	$872
____________________

(1)	Recorded as a component of reinsurance balances payable.

The table below provides a reconciliation of net expected loss to be paid to net expected loss to be expensed. Expected loss to be paid differs from expected loss to be expensed due to: (i) the contra-paid which represent the claim payments made and recoveries received that have not yet been recognized in the statement of operations, (ii) salvage and subrogation recoverable for transactions that are in a net recovery position where the Company has not yet received recoveries on claims previously paid (having the effect of reducing net expected loss to be paid by the amount of the previously paid claim and the expected recovery), but will have no future income effect (because the previously paid claims and the corresponding recovery of those claims will offset in income in future periods), and (iii) loss reserves that have already been established (and therefore expensed but not yet paid).

Reconciliation of Net Expected Loss to be Paid and
Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of June 30, 2016
(in millions)
Net expected loss to be paid - financial guaranty insurance (1)	$1,208
Contra-paid, net	22
Salvage and subrogation recoverable, net of reinsurance	316
Loss and LAE reserve - financial guaranty insurance contracts, net of reinsurance	(1,185)
Other recoveries	3
Net expected loss to be expensed (present value) (2)	$364
____________________

(1)	See "Net Expected Loss to be Paid (Recovered) by Accounting Model" table in Note 5, Expected Loss to be Paid.

(2)	Excludes $72 million as of June 30, 2016, related to consolidated FG VIEs.

The following table provides a schedule of the expected timing of net expected losses to be expensed. The amount and timing of actual loss and LAE may differ from the estimates shown below due to factors such as accelerations, commutations, changes in expected lives and updates to loss estimates. This table excludes amounts related to FG VIEs, which are eliminated in consolidation.

Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of June 30, 2016
(in millions)
2016 (July 1 – September 30)	$9
2016 (October 1 – December 31)	8
Subtotal 2016	17
2017	30
2018	28
2019	29
2020	27
2021-2025	103
2026-2030	71
2031-2035	40
After 2035	19
Net expected loss to be expensed	364
Future accretion	199
Total expected future loss and LAE	$563

The following table presents the loss and LAE recorded in the consolidated statements of operations by sector for insurance contracts. Amounts presented are net of reinsurance.

Loss and LAE
Reported on the
Consolidated Statements of Operations

	Second Quarter		Six Months
	2016	2015	2016	2015
	(in millions)
Public Finance:
U.S. public finance	$116	$196	$213	$209
Non-U.S. public finance	(1)	1	(1)	6
Public finance	115	197	212	215
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	(1)	(1)	(1)	(1)
Alt-A first lien	3	(9)	11	(11)
Option ARM	(7)	0	(21)	(1)
Subprime	(11)	1	(7)	1
First lien	(16)	(9)	(18)	(12)
Second lien	4	0	17	10
Total U.S. RMBS	(12)	(9)	(1)	(2)
Triple-X life insurance transactions	(1)	1	2	7
Student loans	0	1	(14)	(5)
Other structured finance	(3)	0	(3)	(2)
Structured finance	(16)	(7)	(16)	(2)
Loss and LAE on insurance contracts before FG VIE consolidation	99	190	196	213
Effect of consolidating FG VIEs	3	(2)	(4)	(7)
Loss and LAE	$102	$188	$192	$206

The following table provides information on financial guaranty insurance contracts categorized as BIG.

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of June 30, 2016

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks(1)	198	(42)	76	(12)	131	(46)	405	—	405
Remaining weighted-average contract period (in years)	9.8	7.4	12.7	10.0	6.6	5.1	10.1	—	10.1
Outstanding exposure:
Principal	$7,012	$(466)	$4,571	$(452)	$3,276	$(237)	$13,704	$—	$13,704
Interest	3,618	(200)	2,991	(228)	937	(50)	7,068	—	7,068
Total(2)	$10,630	$(666)	$7,562	$(680)	$4,213	$(287)	$20,772	$—	$20,772
Expected cash outflows (inflows)	$331	$(27)	$1,466	$(82)	$1,228	$(57)	$2,859	$(330)	$2,529
Potential recoveries
Undiscounted R&W	122	(3)	(2)	—	(33)	1	85	—	85
Other(3)	(667)	16	(298)	11	(499)	30	(1,407)	200	(1,207)
Total potential recoveries	(545)	13	(300)	11	(532)	31	(1,322)	200	(1,122)
Subtotal	(214)	(14)	1,166	(71)	696	(26)	1,537	(130)	1,407
Discount	133	(3)	(232)	12	(29)	(97)	(216)	17	(199)
Present value of expected cash flows	$(81)	$(17)	$934	$(59)	$667	$(123)	$1,321	$(113)	$1,208
Deferred premium revenue	$256	$(8)	$152	$(7)	$347	$(32)	$708	$(94)	$614
Reserves (salvage)	$(177)	$(11)	$811	$(53)	$378	$(11)	$937	$(71)	$866

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

For example, AGM has issued financial guaranty insurance policies in respect of the obligations of municipal obligors under interest rate swaps. AGM insures periodic payments owed by the municipal obligors to the bank counterparties. In certain cases, AGM also insures termination payments that may be owed by the municipal obligors to the bank counterparties. If (i) AGM has been downgraded below the rating trigger set forth in a swap under which it has insured the termination payment, which rating trigger varies on a transaction by transaction basis; (ii) the municipal obligor has the right to cure by, but has failed in, posting collateral, replacing AGM or otherwise curing the downgrade of AGM; (iii) the transaction documents include as a condition that an event of default or termination event with respect to the municipal obligor has occurred, such as the rating of the municipal obligor being downgraded past a specified level, and such condition has been met; (iv) the bank counterparty has elected to terminate the swap; (v) a termination payment is payable by the municipal obligor; and (vi) the municipal obligor has failed to make the termination payment payable by it, then AGM would be required to pay the termination payment due by the municipal obligor, in an amount not to exceed the policy limit set forth in the financial guaranty insurance policy. At AGM's current financial strength ratings, if the conditions giving rise to the obligation of AGM to make a termination payment under the swap termination policies were all satisfied, then AGM could pay claims in an amount not exceeding approximately $193 million in respect of such termination payments. Taking into consideration whether the rating of the municipal obligor is below any applicable specified trigger, if the financial strength ratings of AGM were further downgraded below "A" by S&P or below "A2" by Moody's, and the conditions giving rise to the obligation of AGM to make a payment under the swap policies were all satisfied, then AGM could pay claims in an additional amount not exceeding approximately $455 million in respect of such termination payments.

As another example, with respect to variable rate demand obligations ("VRDOs") for which a bank has agreed to provide a liquidity facility, a downgrade of AGM or AGC may provide the bank with the right to give notice to bondholders that the bank will terminate the liquidity facility, causing the bondholders to tender their bonds to the bank. Bonds held by the bank accrue interest at a “bank bond rate” that is higher than the rate otherwise borne by the bond (typically the prime rate plus 2.00% — 3.00%, and capped at the lesser of 25% and the maximum legal limit). In the event the bank holds such bonds for longer than a specified period of time, usually 90-180 days, the bank has the right to demand accelerated repayment of bond principal, usually through payment of equal installments over a period of not less than five years. In the event that a municipal obligor is unable to pay interest accruing at the bank bond rate or to pay principal during the shortened amortization period, a claim could be submitted to AGM or AGC under its financial guaranty policy. As of June 30, 2016, AGM and AGC had insured approximately $5.4 billion net par of VRDOs, of which approximately $0.3 billion of net par constituted VRDOs issued by municipal obligors rated BBB- or lower pursuant to the Company’s internal rating. The specific terms relating to the rating levels that trigger the bank’s termination right, and whether it is triggered by a downgrade by one rating agency or a downgrade by all rating agencies then rating the insurer, vary depending on the transaction.

In addition, AGM may be required to pay claims in respect of AGMH’s former financial products business if Dexia SA and its affiliates, from which the Company had purchased AGMH and its subsidiaries, do not comply with their obligations following a downgrade of the financial strength rating of AGM. Most of the guaranteed investment contracts ("GICs") insured by AGM allow the GIC holder to terminate the GIC and withdraw the funds in the event of a downgrade of AGM below A3 or A-, with no right of the GIC issuer to avoid such withdrawal by posting collateral or otherwise enhancing its credit. Each GIC contract stipulates the thresholds below which the GIC issuer must post eligible collateral, along with the types of securities eligible for posting and the collateralization percentage applicable to each security type. These collateralization percentages range from 100% of the GIC balance for cash posted as collateral to, typically, 108% for asset-backed securities. If the entire aggregate accreted GIC balance of approximately $1.7 billion as of June 30, 2016 were terminated, the assets of the GIC issuers (which had an aggregate market value which exceed the liabilities by $0.8 billion) would be sufficient to fund the withdrawal of the GIC funds.

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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company may refine its methodologies and assumptions. During Six Months 2016, no changes were made to the Company’s valuation models that had or are expected to have, a material impact on the Company’s consolidated balance sheets or statements of operations and comprehensive income.

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

As of June 30, 2016, the Company used models to price 41 fixed-maturity securities (which were purchased or obtained for loss mitigation or other risk management purposes), which were 9.6% or $1,012 million of the Company’s fixed-maturity securities and short-term investments at fair value. Most Level 3 securities were priced with the assistance of an independent third-party. The pricing is based on a discounted cash flow approach using the third-party’s proprietary pricing models. The models use inputs such as projected prepayment speeds;  severity assumptions; recovery lag assumptions; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price appreciation/depreciation rates based on macroeconomic forecasts and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the bond including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs could materially change the expected timing of cash flows within these securities which is a significant factor in determining the fair value of the securities.

Other Invested Assets

As of June 30, 2016 and December 31, 2015, other invested assets include investments carried and measured at fair value on a recurring basis of $55 million and $53 million, respectively, and include primarily an investment in the global property catastrophe risk market and an investment in a fund that invests primarily in senior loans and bonds. Fair values for the majority of these investments are based on their respective net asset value ("NAV") per share or equivalent.

Other Assets

Committed Capital Securities

The fair value of committed capital securities ("CCS"), which is recorded in "other assets" on the consolidated balance sheets, represents the difference between the present value of remaining expected put option premium payments under AGC’s CCS (the “AGC CCS”) and AGM’s Committed Preferred Trust Securities (the “AGM CPS”) agreements, and the estimated present value that the Company would hypothetically have to pay currently for a comparable security (see Note 15, Long Term Debt and Credit Facilities). The AGC CCS and AGM CPS are carried at fair value with changes in fair value recorded in the consolidated statement of operations. The estimated current cost of the Company’s CCS is based on several factors, including AGM and AGC CDS spreads, the U.S. dollar forward swap curve, London Interbank Offered Rate ("LIBOR") curve projections and the term the securities are estimated to remain outstanding.

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

The fair value of the Company’s credit derivative contracts represents the difference between the present value of remaining premiums the Company expects to receive or pay and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge or pay at the reporting date for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the CDS contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. Consistent with previous years, market conditions at June 30, 2016 were such that market prices of the Company’s CDS contracts were not available.

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

The rates used to discount future expected premium cash flows ranged from 0.47% to 1.72% at June 30, 2016 and 0.44% to 2.51% at December 31, 2015.

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

•	Actual collateral specific credit spreads (if up-to-date and reliable market-based spreads are available).

•	Deals priced or closed during a specific quarter within a specific asset class and specific rating. No transactions closed during the periods presented.

•	Credit spreads interpolated based upon market indices.

•	Credit spreads provided by the counterparty of the CDS.

•	Credit spreads extrapolated based upon transactions of similar asset classes, similar ratings, and similar time to maturity.

Information by Credit Spread Type (1)

	As of June 30, 2016	As of December 31, 2015
Based on actual collateral specific spreads	13%	13%
Based on market indices	72%	73%
Provided by the CDS counterparty	15%	14%
Total	100%	100%
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

The premium the Company receives is referred to as the “net spread.” The Company’s pricing model takes into account not only how credit spreads on risks that it assumes affect pricing, but also how the Company’s own credit spread affects the pricing of its deals. The Company’s own credit risk is factored into the determination of net spread based on the impact of changes in the quoted market price for credit protection bought on the Company, as reflected by quoted market prices on CDS referencing AGC or AGM. For credit spreads on the Company’s name the Company obtains the quoted price of CDS contracts traded on AGC and AGM from market data sources published by third parties. The cost to acquire CDS protection referencing AGC or AGM affects the amount of spread on CDS deals that the Company retains and, hence, their fair value. As the cost to acquire CDS protection referencing AGC or AGM increases, the amount of premium the Company retains on a deal generally decreases. As the cost to acquire CDS protection referencing AGC or AGM decreases, the amount of premium the Company retains on a deal generally increases. In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts. Given the current market conditions and the Company’s own credit spreads, approximately 16%, 18% and 20% based on number of deals, of the Company's CDS contracts are fair valued using this minimum premium as of June 30, 2016, March 31, 2016 and December 31, 2015, respectively. The percentage of deals that price using the minimum premiums fluctuates due to changes in AGM's and AGC's credit spreads. In general when AGM's and AGC's credit spreads narrow, the cost to hedge AGM's and AGC's name declines and more transactions price above previously established floor levels. Meanwhile, when AGM's and AGC's credit spreads widen, the cost to hedge AGM's and AGC's name increases causing more transactions to price at previously established floor levels. The Company corroborates the assumptions in its fair value model, including the portion of exposure to AGC and AGM hedged by its counterparties, with independent third parties each reporting period. The current level of AGC’s and AGM’s own credit spread has resulted in the bank or deal originator hedging a significant portion of its exposure to AGC and AGM. This reduces the amount of contractual cash flows AGC and AGM can capture as premium for selling its protection.

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
As of June 30, 2016

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed-maturity securities
Obligations of state and political subdivisions	$5,603	$—	$5,562	$41
U.S. government and agencies	326	—	326	—
Corporate securities	1,443	—	1,385	58
Mortgage-backed securities:
RMBS	1,062	—	713	349
Commercial mortgage-backed securities ("CMBS")	539	—	539	—
Asset-backed securities	730	—	166	564
Foreign government securities	257	—	257	—
Total fixed-maturity securities	9,960	—	8,948	1,012
Short-term investments	585	521	64	—
Other invested assets (1)	13	—	6	7
Credit derivative assets	36	—	—	36
FG VIEs’ assets, at fair value	814	—	—	814
Other assets	84	22	27	35
Total assets carried at fair value	$11,492	$543	$9,045	$1,904
Liabilities:
Credit derivative liabilities	$432	$—	$—	$432
FG VIEs’ liabilities with recourse, at fair value	790	—	—	790
FG VIEs’ liabilities without recourse, at fair value	115	—	—	115
Total liabilities carried at fair value	$1,337	$—	$—	$1,337

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2015

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
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
____________________

(1)
Excluded from the table above are investments funds of $46 million and $45 million as of June 30, 2016 and December 31, 2015, respectively, measured using NAV per share. Includes Level 3 mortgage loans that are recorded at fair value on a non-recurring basis.

Changes in Level 3 Fair Value Measurements

The table below presents a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during Second Quarter 2016 and 2015 and Six Months 2016 and 2015.

Fair Value Level 3 Rollforward
Recurring Basis
Second Quarter 2016

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		Short-Term Investments	FG VIEs’ Assets at Fair Value		Other Assets (8)		Credit Derivative Asset (Liability), net(5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of March 31, 2016	$7		$74		$360		$639		$—	$1,191		$49		$(434)		$(1,165)		$(119)
Total pretax realized and unrealized gains/(losses) recorded in: (1)
Net income (loss)	0	(2)	2	(2)	4	(2)	10	(2)	—	113	(3)	(11)	(4)	63	(6)	(112)	(3)	2	(3)
Other comprehensive income (loss)	1		(18)		3		(5)		—	—		0		—		—		—
Purchases	33		—		6		—		—	—		—		—		—		—
Settlements	—		—		(24)		(80)		—	(490)		—		(25)		487		2
FG VIE consolidations	—		—		—		—		—	—		—		—		—		—
FG VIE deconsolidations	—		—		—		—		—	—		—		—		—		—
Fair value as of June 30, 2016	$41		$58		$349		$564		$—	$814		$38		$(396)		$(790)		$(115)
Change in unrealized gains/(losses) related to financial instruments held as of June 30, 2016	$1		$(18)		$2		$(4)		$—	$11		$(11)		$(20)		$(2)		$2

Fair Value Level 3 Rollforward
Recurring Basis
Second Quarter 2015

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets at Fair Value		Other Assets (8)		Credit Derivative Asset (Liability), net(5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of March 31, 2015	$8		$79		$383		$226		$1,495		$40		$(782)		$(1,278)		$(145)
Radian Asset Acquisition	—		—		4		—		122		2		(215)		(114)		(4)
Total pretax realized and unrealized gains/(losses) recorded in: (1)
Net income (loss)	0	(2)	(3)	(2)	8	(2)	3	(2)	19	(3)	23	(4)	90	(6)	(5)	(3)	(25)	(3)
Other comprehensive income (loss)	(1)		1		(9)		8		—		(1)		—		—		—
Purchases	—		—		1		—		—		—		—		—		—
Settlements	—	(7)	—		(51)		(1)		(40)		—		(19)		36		3
FG VIE consolidations	—		—		(1)		—		—		—		—		—		—
FG VIE deconsolidations	—		—		—		—		—		—		—		—		—
Fair value as of June 30, 2015	$7		$77		$335		$236		$1,596		$64		$(926)		$(1,361)		$(171)
Change in unrealized gains/(losses) related to financial instruments held as of June 30, 2015	$0		$1		$(7)		$8		$31		$22		$82		$(6)		$(14)

Fair Value Level 3 Rollforward
Recurring Basis
Six Months 2016

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		Short-Term Investments		FG VIEs’ Assets at Fair Value		Other Assets (8)		Credit Derivative Asset (Liability), net(5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2015	$8		$71		$348		$657		$60		$1,261		$65		$(365)		$(1,225)		$(124)
Total pretax realized and unrealized gains/(losses) recorded in: (1)
Net income (loss)	0	(2)	4	(2)	2	(2)	11	(2)	0	(2)	109	(3)	(27)	(4)	3	(6)	(91)	(3)	4	(3)
Other comprehensive income (loss)	1		(17)		(2)		(10)		0		—		0		—		—		—
Purchases	33		—		40		—		—		—		—		—		—		—
Settlements	(1)		—		(39)		(94)		(60)		(556)		—		(34)		526		5
FG VIE consolidations	—		—		—		—		—		—		—		—		—		—
FG VIE deconsolidations	—		—		0		—		—		0		—		—		0		—
Fair value as of June 30, 2016	$41		$58		$349		$564		$—		$814		$38		$(396)		$(790)		$(115)
Change in unrealized gains/(losses) related to financial instruments held as of June 30, 2016	$1		$(17)		$(3)		$(10)		$—		$15		$(27)		$(99)		$19		$3

Fair Value Level 3 Rollforward
Recurring Basis
Six Months 2015

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets at Fair Value		Other Assets (8)		Credit Derivative Asset (Liability), net(5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2014	$38		$79		$425		$228		$1,398		$37		$(895)		$(1,277)		$(142)
Radian Asset Acquisition	—		—		4		—		122		2		(215)		(114)		(4)
Total pretax realized and unrealized gains/(losses) recorded in: (1)
Net income (loss)	3	(2)	(1)	(2)	17	(2)	1	(2)	42	(3)	25	(4)	214	(6)	88	(3)	(30)	(3)
Other comprehensive income (loss)	(3)		(1)		(4)		9		—		—		—		—		—
Purchases	—		—		10		—		—		—		—		—		—
Settlements	(31)	(7)	—		(116)		(2)		(70)		0		(30)		73		5
FG VIE consolidations	—		—		(1)		—		104		—		—		(131)		—
FG VIE deconsolidations	—		—		—		—		—		—		—		—		—
Fair value as of June 30, 2015	$7		$77		$335		$236		$1,596		$64		$(926)		$(1,361)		$(171)
Change in unrealized gains/(losses) related to financial instruments held as of June 30, 2015	$0		$(1)		$(1)		$9		$65		$25		$186		$(12)		$(19)
 ____________________

(1)
Realized and unrealized gains (losses) from changes in values of Level 3 financial instruments represent gains (losses) from changes in values of those financial instruments only for the periods in which the instruments were classified as Level 3.

(2)	Included in net realized investment gains (losses) and net investment income.

(3)	Included in fair value gains (losses) on FG VIEs.

(4)	Recorded in fair value gains (losses) on CCS, net investment income and other income.

(5)	Represents net position of credit derivatives. The consolidated balance sheet presents gross assets and liabilities based on net counterparty exposure.

(6)	Reported in net change in fair value of credit derivatives.

(7)	Primarily non-cash transaction.

(8)	Includes CCS and other invested assets.

Level 3 Fair Value Disclosures

Quantitative Information About Level 3 Fair Value Inputs
At June 30, 2016

Financial Instrument Description (1)	Fair Value at June 30, 2016 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Assets (2):
Fixed-maturity securities:
Obligations of state and political subdivisions	$41	Yield	4.3%	-	18.4%	13.2%

Corporate securities	58	Yield	20.3%

RMBS	349	CPR	1.6%	-	9.5%	3.3%
		CDR	0.1%	-	12.4%	9.4%
		Loss severity	50.0%	-	100.0%	75.2%
		Yield	4.8%	-	8.5%	6.0%
Asset-backed securities:
Triple-X life insurance transactions	321	Yield	4.3%	-	6.8%	5.1%

Collateralized debt obligations ("CDO")	243	Yield	15.0%

FG VIEs’ assets, at fair value	814	CPR	2.5%	-	8.0%	5.1%
		CDR	1.2%	-	16.3%	5.8%
		Loss severity	50.0%	-	100.0%	85.4%
		Yield	3.2%	-	21.5%	7.0%

Other assets	35	Estimated pricing	$59	-	$61	$60
		Term (years)	5 years
Liabilities:
Credit derivative liabilities, net	(396)	Year 1 loss estimates	0.0%	-	37.0%	0.9%
		Hedge cost (in bps)	11.3	-	198.8	39.1
		Bank profit (in bps)	3.8	-	1,572.5	99.7
		Internal floor (in bps)	7.0	-	100.0	27.9
		Internal credit rating	AAA	-	CCC	AA

FG VIEs’ liabilities, at fair value	(905)	CPR	2.5%	-	8.0%	5.1%
		CDR	1.2%	-	16.3%	5.8%
		Loss severity	50.0%	-	100.0%	85.4%
		Yield	3.2%	-	21.5%	5.8%
___________________

(1)	Discounted cash flow is used as valuation technique for all financial instruments.

(2)	Excludes several investments recorded in other invested assets with fair value of $7 million.

Quantitative Information About Level 3 Fair Value Inputs
At December 31, 2015

Financial Instrument Description (1)	Fair Value at December 31, 2015 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Assets (2):
Fixed-maturity securities (3):
Corporate securities	$71	Yield	21.8%

RMBS	348	CPR	0.3%	-	9.0%	2.6%
		CDR	2.7%	-	9.3%	7.0%
		Loss severity	60.0%	-	100.0%	74.0%
		Yield	4.7%	-	8.2%	6.0%
Asset-backed securities:
Investor owned utility	69	Cash flow receipts	100.0%
		Collateral recovery period	2.9 years
		Discount factor	7.0%

Triple-X life insurance transactions	329	Yield	3.5%	-	7.5%	5.0%

CDO	259	Yield	20.0%

Short-term investments	60	Yield	17.0%

FG VIEs’ assets, at fair value	1,261	CPR	0.3%	-	9.2%	3.9%
		CDR	1.2%	-	16.0%	4.7%
		Loss severity	40.0%	-	100.0%	85.9%
		Yield	1.9%	-	20.0%	6.4%

Other assets	62	Quotes from third party pricing	$44	-	$46	$45
		Term (years)	5 years
Liabilities:
Credit derivative liabilities, net	(365)	Year 1 loss estimates	0.0%	-	41.0%	0.6%
		Hedge cost (in bps)	32.8	-	282.0	66.3
		Bank profit (in bps)	3.8	-	1,017.5	110.8
		Internal floor (in bps)	7.0	-	100.0	16.8
		Internal credit rating	AAA	-	CCC	AA+

FG VIEs’ liabilities, at fair value	(1,349)	CPR	0.3%	-	9.2%	3.9%
		CDR	1.2%	-	16.0%	4.7%
		Loss severity	40.0%	-	100.0%	85.9%
		Yield	1.9%	-	20.0%	5.6%
____________________

(1)	Discounted cash flow is used as valuation technique for all financial instruments.

(2)	Excludes several investments recorded in other invested assets with fair value of $7 million.

(3)	Excludes obligations of state and political subdivisions investments with fair value of $8 million.

The carrying amount and estimated fair value of the Company’s financial instruments are presented in the following table.
Fair Value of Financial Instruments

	As of June 30, 2016		As of December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets:
Fixed-maturity securities	$9,960	$9,960	$10,627	$10,627
Short-term investments	585	585	396	396
Other invested assets (1)	155	157	150	152
Credit derivative assets	36	36	81	81
FG VIEs’ assets, at fair value	814	814	1,261	1,261
Other assets	187	187	206	206
Liabilities:
Financial guaranty insurance contracts (2)	3,690	9,928	3,998	8,712
Long-term debt	1,303	1,527	1,300	1,512
Credit derivative liabilities	432	432	446	446
FG VIEs’ liabilities with recourse, at fair value	790	790	1,225	1,225
FG VIEs’ liabilities without recourse, at fair value	115	115	124	124
Other liabilities	7	7	9	9
____________________

(1)
Includes investments not carried at fair value with a carrying value of $96 million and $93 million as of June 30, 2016 and December 31, 2015, respectively. Excludes investments carried under the equity method.

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

Credit derivative transactions are governed by ISDA documentation and have different characteristics from financial guaranty insurance contracts. For example, the Company’s control rights with respect to a reference obligation under a credit derivative may be more limited than when the Company issues a financial guaranty insurance contract. In addition, there are more circumstances under which the Company may be obligated to make payments. Similar to a financial guaranty insurance contract, the Company would be obligated to pay if the obligor failed to make a scheduled payment of principal or interest in full. However, the Company may also be required to pay if the obligor becomes bankrupt or if the reference obligation were restructured if, after negotiation, those credit events are specified in the documentation for the credit derivative transactions. Furthermore, the Company may be required to make a payment due to an event that is unrelated to the performance of the obligation referenced in the credit derivative. If events of default or termination events specified in the credit derivative documentation were to occur, the non-defaulting or the non-affected party, which may be either the Company or the counterparty, depending upon the circumstances, may decide to terminate a credit derivative prior to maturity. In that case, the Company may be required to make a termination payment to its swap counterparty upon such termination. Absent such an event of default or termination event, the Company may not unilaterally terminate a CDS contract; however, the Company on occasion has mutually agreed with various counterparties to terminate certain CDS transactions.

Credit Derivative Net Par Outstanding by Sector

The estimated remaining weighted average life of credit derivatives was 5.0 years at June 30, 2016 and 5.4 years at December 31, 2015. The components of the Company’s credit derivative net par outstanding are presented below.

Credit Derivatives
Subordination and Ratings

	As of June 30, 2016				As of December 31, 2015
Asset Type	Net Par Outstanding	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Rating	Net Par Outstanding	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Rating
	(dollars in millions)
Pooled corporate obligations:
Collateralized loan obligation/collateral bond obligations	$3,006	29.7%	55.8%	AAA	$5,873	30.9%	42.3%	AAA
Synthetic investment grade pooled corporate	7,116	21.7	19.4	AAA	7,108	21.7	19.4	AAA
TruPS CDOs	2,531	45.3	44.0	A-	3,429	45.8	42.6	A-
Market value CDOs of corporate obligations	—	—	—	--	1,113	17.0	30.1	AAA
Total pooled corporate obligations	12,653	28.3	33.0	AAA	17,523	29.2	32.3	AAA
U.S. RMBS:
Option ARM and Alt-A first lien	289	9.5	13.1	AA-	351	10.5	12.7	AA-
Subprime first lien	925	27.7	45.3	AA	981	27.7	45.2	AA
Prime first lien	—	—	—	--	177	10.9	0.0	BB
Closed-end second lien	15	—	—	CCC	17	—	—	CCC
Total U.S. RMBS	1,229	25.1	40.7	AA	1,526	24.1	37.4	A+
CMBS	384	44.8	58.4	AAA	530	44.8	52.6	AAA
Other	5,748	—	—	A	6,015	—	—	A
Total	$20,014			AA	$25,594			AA+
____________________

(1)	Represents the sum of subordinate tranches and over-collateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

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

The Company’s exposure to “Other” CDS contracts is also highly diversified. It includes $1.6 billion of exposure to one pooled infrastructure transaction comprising diversified pools of international infrastructure project transactions and loans to regulated utilities. These pools were all structured with underlying credit enhancement sufficient for the Company to attach at AAA levels at origination. The remaining $4.1 billion of exposure in “Other” CDS contracts comprises numerous deals across various asset classes, such as commercial receivables, international RMBS, infrastructure, regulated utilities and consumer receivables.

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	As of June 30, 2016		As of December 31, 2015
Ratings	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
AAA	$10,966	54.8%	$14,808	57.9%
AA	4,137	20.7	4,821	18.8
A	2,067	10.3	2,144	8.4
BBB	1,758	8.8	2,212	8.6
BIG	1,086	5.4	1,609	6.3
Credit derivative net par outstanding	$20,014	100.0%	$25,594	100.0%

Fair Value of Credit Derivatives

Net Change in Fair Value of Credit Derivatives Gain (Loss)

	Second Quarter		Six Months
	2016	2015	2016	2015
	(in millions)
Realized gains on credit derivatives	$18	$15	$28	$38
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	6	(7)	4	(9)
Realized gains (losses) and other settlements	24	8	32	29
Net unrealized gains (losses):
Pooled corporate obligations	8	7	(40)	24
U.S. RMBS	27	62	12	137
CMBS	0	4	0	4
Other	4	9	(1)	20
Net unrealized gains (losses)	39	82	(29)	185
Net change in fair value of credit derivatives	$63	$90	$3	$214

Net Par and Realized Gains
from Terminations and Settlements of Credit Derivative Contracts

	Second Quarter		Six Months
	2016	2015	2016	2015
	(in millions)
Net par of terminated credit derivative contracts	$2,436	$471	$2,436	$564
Realized gains on credit derivatives	8	2	8	13
Net unrealized gains (losses) on credit derivatives	59	0	70	(1)

During Second Quarter 2016, unrealized fair value gains were generated primarily as a result of CDS terminations. The Company reached a settlement agreement with two CDS counterparties to terminate several CDS transactions. This was the primary driver of the unrealized fair value gains in the U.S. RMBS, pooled corporate CLO, and Other sectors. The unrealized fair value gains were partially offset by unrealized losses resulting from wider implied net spreads across all sectors. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC’s and AGM’s name, particularly for the one year CDS spread, as the market cost of AGC’s and AGM’s credit protection decreased significantly during the period. For those CDS transactions that were pricing at or above their floor levels, when the cost of purchasing CDS protection on AGC and AGM decreased, the implied spreads that the Company would expect to receive on these transactions increased.

During Six Months 2016, unrealized fair value losses were generated primarily in the TruPS CDO sector, due to wider implied net spreads. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC’s and AGM’s name, particularly for the one year and five year CDS spread, as the market cost of AGC’s and AGM’s credit protection decreased during the period. For those CDS transactions that were pricing at or above their floor levels, when the cost of purchasing CDS protection on AGC and AGM decreased, the implied spreads that the Company would expect to receive on these transactions increased. The unrealized fair value losses were partially offset by unrealized fair value gains which resulted from the terminations of several CDS transactions during the period. The majority of the CDS transactions were terminated as a result of settlement agreements with two CDS counterparties in Second Quarter 2016, as discussed above.

During Second Quarter 2015, unrealized fair value gains were generated primarily in the TruPS CDO sector, and U.S. RMBS prime first lien and Option ARM and subprime sectors, due to tighter implied net spreads. The tighter implied net spreads were primarily a result of the increased cost to buy protection in AGC’s and AGM’s name, particularly for the one year and five year CDS spread, as the market cost of AGC’s and AGM’s credit protection increased during the period. For those CDS transactions that were pricing above their floor levels, when the cost of purchasing CDS protection on AGC and AGM increased, the implied spreads that the Company would expect to receive on these transactions decreased.

During Six Months 2015, unrealized fair value gains were generated primarily in the TruPS CDO sector, and U.S. RMBS prime first lien and Option ARM and subprime sectors, due to tighter implied net spreads. The tighter implied net spreads were primarily a result of the increased cost to buy protection in AGC's and AGM's name, particularly for the one year and five year CDS spread, as the market cost of AGC's and AGM's credit protection increased during the period. For those CDS transactions that were pricing above their floor levels, when the cost of purchasing CDS protection on AGC and AGM increased, the implied spreads that the Company would expect to receive on these transactions decreased. In addition, during Six Months 2015 there was a refinement in methodology to address an instance in a U.S. RMBS transaction that changed from an expected loss to an expected recovery position. This refinement resulted in approximately $49 million in fair value gains in Six Months 2015.

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

CDS Spread on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of June 30, 2016	As of March 31, 2016	As of December 31, 2015	As of June 30, 2015	As of March 31, 2015	As of December 31, 2014
Five-year CDS spread:
AGC	265	307	376	390	317	323
AGM	265	309	366	410	341	325
One-year CDS spread
AGC	45	105	139	120	60	80
AGM	47	102	131	125	80	85

Fair Value of Credit Derivatives Assets (Liabilities)
and Effect of AGC and AGM
Credit Spreads

	As of June 30, 2016	As of December 31, 2015
	(in millions)
Fair value of credit derivatives before effect of AGC and AGM credit spreads	$(1,170)	$(1,448)
Plus: Effect of AGC and AGM credit spreads	774	1,083
Net fair value of credit derivatives	$(396)	$(365)

The fair value of CDS contracts at June 30, 2016, before considering the implications of AGC’s and AGM’s credit spreads, is a direct result of continued wide credit spreads in the fixed income security markets and ratings downgrades. The asset classes that remain most affected are TruPS and pooled corporate securities as well as 2005-2007 vintages of prime first lien, Alt-A, Option ARM and subprime RMBS deals. Comparing June 30, 2016 with December 31, 2015, there were several CDS terminations as well as a narrowing of spreads primarily related to the Company's TruPS obligations which resulted in mark to market benefit.

Management believes that the trading level of AGC’s and AGM’s credit spreads over the past several years has been due to the correlation between AGC’s and AGM’s risk profile and the current risk profile of the broader financial markets, as well as the overall lack of liquidity in the CDS market. Offsetting the benefit attributable to AGC’s and AGM’s credit spread were higher credit spreads in the fixed income security markets. The higher credit spreads in the fixed income security market are due to the lack of liquidity in the high yield CDO, TruPS CDO, and CLO markets as well as continuing market concerns over the 2005-2007 vintages of RMBS.

The following table presents the fair value and the present value of expected claim payments or recoveries (i.e. net expected loss to be paid as described in Note 5) for contracts accounted for as derivatives.

Net Fair Value and Expected Losses
of Credit Derivatives by Sector

	Fair Value of Credit Derivative Asset (Liability), net		Expected Loss to be (Paid) Recovered
Asset Type	As of June 30, 2016	As of December 31, 2015	As of June 30, 2016	As of December 31, 2015
	(in millions)
Pooled corporate obligations	$(124)	$(82)	$(4)	$(5)
U.S. RMBS	(86)	(98)	(29)	(38)
Other	(186)	(185)	29	27
Total	$(396)	$(365)	$(4)	$(16)

Ratings Sensitivities of Credit Derivative Contracts

Within the Company's insured CDS portfolio, the transaction documentation for approximately $1.0 billion in CDS gross par insured as of June 30, 2016 requires AGC to post eligible collateral to secure its obligations to make payments under such contracts. This constitutes a $2.7 billion reduction from the $3.7 billion in CDS gross par insured subject to such a requirement as of March 31, 2016, primarily due to an agreement reached in May 2016 with a CDS counterparty reducing the collateral posting requirement with that counterparty to zero. Eligible collateral is generally cash or U.S. government or agency securities; eligible collateral other than cash is valued at a discount to the face amount.

•
For approximately $0.8 billion of such contracts, AGC has negotiated caps such that the posting requirement cannot exceed a certain fixed amount, regardless of the mark-to-market valuation of the exposure or the financial strength ratings of AGC. For such contracts, AGC need not post on a cash basis an aggregate of more than $500 million, although the value of the collateral posted may exceed such fixed amount depending on the advance rate agreed with the counterparty for the particular type of collateral posted. The May 2016 agreement with the CDS counterparty mentioned above had the effect of reducing the aggregate cap on the amount AGC would be required to post on a cash basis from $575 million as of March 31, 2016, to $500 million as of June 30, 2016.

•
For the remaining approximately $208 million of such contracts, AGC could be required from time to time to post additional collateral without such cap based on movements in the mark-to-market valuation of the underlying exposure.

As of June 30, 2016, the Company was posting approximately $216 million to secure its obligations under CDS, of which approximately $17 million related to the $208 million of notional described above, as to which the obligation to collateralize is not capped. As of December 31, 2015, the Company was posting approximately $305 million to secure its obligations under CDS, of which approximately $23 million related to $221 million of notional as to which the obligation to collateralize was not capped. The obligation to post collateral could impair the Company's liquidity and results of operations.

Sensitivity to Changes in Credit Spread

The following table summarizes the estimated change in fair values on the net balance of the Company’s credit derivative positions assuming immediate parallel shifts in credit spreads on AGC and AGM and on the risks that they both assume.

Effect of Changes in Credit Spread
As of June 30, 2016

Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
100% widening in spreads	$(805)	$(409)
50% widening in spreads	(601)	(205)
25% widening in spreads	(499)	(103)
10% widening in spreads	(437)	(41)
Base Scenario	(396)	—
10% narrowing in spreads	(358)	38
25% narrowing in spreads	(301)	95
50% narrowing in spreads	(206)	190
 ____________________

(1)	Includes the effects of spreads on both the underlying asset classes and the Company’s own credit spread.

9.	Consolidated Variable Interest Entities

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

Number of FG VIEs Consolidated

	Six Months
	2016	2015

Beginning of the period, December 31	34	32
Radian Asset Acquisition	—	4
Consolidated (1)	—	1
Deconsolidated (1)	(1)	—
Matured	(1)	—
End of the period, June 30	32	37
____________________

(1)
Net loss on deconsolidation was de minimis in Six Months 2016, and net loss on consolidation was $26 million in Six Months 2015, and recorded in “fair value gains (losses) on FG VIEs” in the consolidated statement of operations.

The total unpaid principal balance for the FG VIEs’ assets that were over 90 days or more past due was approximately $142 million at June 30, 2016 and $154 million at December 31, 2015. The aggregate unpaid principal of the FG VIEs’ assets was approximately $655 million greater than the aggregate fair value at June 30, 2016. The aggregate unpaid principal of the FG VIEs’ assets was approximately $804 million greater than the aggregate fair value at December 31, 2015, excluding the effect of R&W settlements.

The change in the instrument-specific credit risk of the FG VIEs’ assets held as of June 30, 2016 that was recorded in the consolidated statements of operations for Second Quarter 2016 and Six Months 2016 were losses of $3 million and gains of $31 million, respectively. The change in the instrument-specific credit risk of the FG VIEs’ assets held as of June 30, 2015 that was recorded in the consolidated statements of operations for Second Quarter 2015 and Six Months 2015 were losses of $50 million and $32 million, respectively. To calculate the instrument specific credit risk, the changes in the fair value of the FG VIE assets are allocated between changes that are due to the instrument specific credit risk and changes due to other factors, including interest rates. The instrument specific credit risk amount is determined by using expected contractual cash flows versus current expected cash flows discounted at original contractual rate. The net present value is calculated by discounting the expected cash flows of the underlying security, excluding the Company’s financial guaranty insurance, at the relevant effective interest rate.

The unpaid principal for FG VIE liabilities with recourse, which represent obligations insured by AGC or AGM, was $885 million and $1,436 million as of June 30, 2016 and December 31, 2015, respectively. FG VIE liabilities with recourse will mature at various dates ranging from 2025 to 2038. The aggregate unpaid principal balance of the FG VIE liabilities with and without recourse was approximately $287 million greater than the aggregate fair value of the FG VIEs’ liabilities as of June 30, 2016. The aggregate unpaid principal balance was approximately $423 million greater than the aggregate fair value of the FG VIEs' liabilities as of December 31, 2015.

The table below shows the carrying value of the consolidated FG VIEs’ assets and liabilities in the consolidated financial statements, segregated by the types of assets that collateralize their respective debt obligations for FG VIE liabilities with recourse.

Consolidated FG VIEs
By Type of Collateral

	As of June 30, 2016		As of December 31, 2015
	Assets	Liabilities	Assets	Liabilities
	(in millions)
With recourse:
U.S. RMBS first lien	$442	$477	$506	$521
U.S. RMBS second lien	174	235	194	273
Life insurance	—	—	347	347
Manufactured housing	78	78	84	84
Total with recourse	694	790	1,131	1,225
Without recourse	120	115	130	124
Total	$814	$905	$1,261	$1,349

The consolidation of FG VIEs has a significant effect on net income and shareholders' equity due to (i) changes in fair value gains (losses) on FG VIE assets and liabilities, (ii) the elimination of premiums and losses related to the AGC and AGM FG VIE liabilities with recourse and (iii) the elimination of investment balances related to the Company’s purchase of AGC and AGM insured FG VIE debt. Upon consolidation of a FG VIE, the related insurance and, if applicable, the related investment balances, are considered intercompany transactions and therefore eliminated. Such eliminations are included in the table below to present the full effect of consolidating FG VIEs.

Effect of Consolidating FG VIEs on Net Income,
Cash Flows From Operating Activities and Shareholders' Equity

	Second Quarter		Six Months
	2016	2015	2016	2015
	(in millions)
Net earned premiums	$(3)	$(5)	$(8)	$(10)
Net investment income	(2)	(3)	(7)	(6)
Net realized investment gains (losses)	0	3	1	3
Fair value gains (losses) on FG VIEs	4	5	22	(2)
Bargain purchase gain	—	2	—	2
Loss and LAE	(2)	2	4	7
Effect on income before tax	(3)	4	12	(6)
Less: tax provision (benefit)	(1)	1	4	(3)
Effect on net income (loss)	$(2)	$3	$8	$(3)

Effect on cash flows from operating activities	$(1)	$15	$5	$33

	As of June 30, 2016	As of December 31, 2015
	(in millions)
Effect on shareholders' equity (decrease) increase	$(12)	$(23)

Fair value gains (losses) on FG VIEs represent the net change in fair value on the consolidated FG VIEs’ assets and liabilities. During Second Quarter and Six Months 2016, the Company recorded a pre-tax net fair value gain on consolidated FG VIEs of $4 million and $22 million respectively. The primary driver of the gains was mark-to-market gains due to price appreciation on the FG VIE assets during the quarter and six months period resulting from improvements in the underlying collateral.

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

Non-Consolidated VIEs

As of June 30, 2016 and December 31, 2015, the Company had financial guaranty contracts outstanding for approximately 670 and 750 VIEs, respectively, that it did not consolidate. To date, the Company’s analyses have indicated that it does not have a controlling financial interest in any other VIEs and, as a result, they are not consolidated. The Company’s exposure provided through its financial guaranties with respect to debt obligations of special purpose entities is included within net par outstanding in Note 4, Outstanding Exposure.

10.	Investments and Cash

Net Investment Income and Realized Gains (Losses)

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets. Accrued investment income, which is recorded in Other Assets, was $89 million and $99 million as of June 30, 2016 and December 31, 2015, respectively.

Net Investment Income

	Second Quarter		Six Months
	2016	2015	2016	2015
	(in millions)
Income from fixed-maturity securities managed by third parties	$77	$85	$156	$167
Income from internally managed securities:
Fixed maturities	22	14	39	29
Other	1	1	6	7
Gross investment income	100	100	201	203
Investment expenses	(2)	(2)	(4)	(4)
Net investment income	$98	$98	$197	$199

Net Realized Investment Gains (Losses)

	Second Quarter		Six Months
	2016	2015	2016	2015
	(in millions)
Gross realized gains on available-for-sale securities	$14	$8	$20	$32
Gross realized losses on available-for-sale securities	0	(6)	(2)	(7)
Net realized gains (losses) on other invested assets	1	1	0	1
Other-than-temporary impairment	(5)	(12)	(21)	(19)
Net realized investment gains (losses)	$10	$(9)	$(3)	$7

The following table presents the roll-forward of the credit losses of fixed-maturity securities for which the Company has recognized an other-than-temporary-impairment and where the portion of the fair value adjustment related to other factors was recognized in other comprehensive income ("OCI").

Roll Forward of Credit Losses
in the Investment Portfolio

	Second Quarter		Six Months
	2016	2015	2016	2015
	(in millions)
Balance, beginning of period	$107	$106	$108	$124
Additions for credit losses on securities for which an other-than-temporary-impairment was not previously recognized	0	0	2	0
Reductions for securities sold and other settlement during the period	(2)	(7)	(4)	(28)
Additions for credit losses on securities for which an other-than-temporary-impairment was previously recognized	3	5	2	8
Balance, end of period	$108	$104	$108	$104

Investment Portfolio

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of June 30, 2016

Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI(2) Gain (Loss) on Securities with Other-Than-Temporary Impairment	Weighted Average Credit Rating (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	52%	$5,143	$461	$(1)	$5,603	$17	AA-
U.S. government and agencies	3	299	27	0	326	—	AA+
Corporate securities	14	1,402	79	(38)	1,443	(29)	A-
Mortgage-backed securities(4):	0
RMBS	10	1,037	44	(19)	1,062	(9)	A
CMBS	5	505	34	0	539	—	AAA
Asset-backed securities	7	745	2	(17)	730	(15)	B+
Foreign government securities	3	270	5	(18)	257	—	AA
Total fixed-maturity securities	94	9,401	652	(93)	9,960	(36)	A+
Short-term investments	6	585	0	0	585	—	AAA
Total investment portfolio	100%	$9,986	$652	$(93)	$10,545	$(36)	A+

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of December 31, 2015

Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Gain (Loss) on Securities with Other-Than-Temporary Impairment	Weighted Average Credit Rating (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	52%	$5,528	$323	$(10)	$5,841	$5	AA
U.S. government and agencies	3	377	23	0	400	—	AA+
Corporate securities	14	1,505	38	(23)	1,520	(13)	A-
Mortgage-backed securities(4):
RMBS	11	1,238	29	(22)	1,245	(7)	A
CMBS	5	506	9	(2)	513	—	AAA
Asset-backed securities	8	831	4	(10)	825	(6)	B+
Foreign government securities	3	290	4	(11)	283	—	AA+
Total fixed-maturity securities	96	10,275	430	(78)	10,627	(21)	A+
Short-term investments	4	396	0	0	396	—	AA-
Total investment portfolio	100%	$10,671	$430	$(78)	$11,023	$(21)	A+
____________________

(1)	Based on amortized cost.

(2)	Accumulated OCI. See also Note 17, Shareholders' Equity for additional information as applicable.

(3)
Ratings in the tables above represent the lower of the Moody’s and S&P classifications except for bonds purchased for loss mitigation or risk management strategies, which use internal ratings classifications. The Company’s portfolio consists primarily of high-quality, liquid instruments.

(4)	Government-agency obligations were approximately 47% of mortgage backed securities as of June 30, 2016 and 54% as of December 31, 2015 based on fair value.

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

The following tables summarize, for all fixed-maturity securities in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of June 30, 2016

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$25	$0	$10	$(1)	$35	$(1)
U.S. government and agencies	10	0	—	—	10	0
Corporate securities	54	(5)	81	(33)	135	(38)
Mortgage-backed securities:
RMBS	47	(5)	115	(14)	162	(19)
CMBS	7	0	—	—	7	0
Asset-backed securities	543	(17)	—	—	543	(17)
Foreign government securities	84	(9)	52	(9)	136	(18)
Total	$770	$(36)	$258	$(57)	$1,028	$(93)
Number of securities (1)		68		53		113
Number of securities with other-than-temporary impairment (1)		8		7		14

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2015

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$316	$(10)	$7	$0	$323	$(10)
U.S. government and agencies	77	0	—	—	77	0
Corporate securities	381	(8)	95	(15)	476	(23)
Mortgage-backed securities:
RMBS	438	(8)	90	(14)	528	(22)
CMBS	140	(2)	2	0	142	(2)
Asset-backed securities	517	(10)	—	—	517	(10)
Foreign government securities	97	(4)	82	(7)	179	(11)
Total	$1,966	$(42)	$276	$(36)	$2,242	$(78)
Number of securities (1)		335		71		396
Number of securities with other-than-temporary impairment		9		4		13
___________________

(1)
The number of securities does not add across because lots consisting of the same securities have been purchased at different times and appear in both categories above (i.e., less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

Of the securities in an unrealized loss position for 12 months or more as of June 30, 2016, 26 securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of June 30, 2016 was $55 million. As of December 31, 2015, of the securities in an unrealized loss position for 12 months or more, nine securities had unrealized losses greater than 10% of book value with unrealized loss amount of $26 million. The Company has determined that the unrealized losses recorded as of June 30, 2016 and December 31, 2015 were yield related and not the result of other-than-temporary-impairment.

The amortized cost and estimated fair value of available-for-sale fixed maturity securities by contractual maturity as of June 30, 2016 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of June 30, 2016

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$482	$484
Due after one year through five years	1,484	1,536
Due after five years through 10 years	1,926	2,066
Due after 10 years	3,967	4,273
Mortgage-backed securities:
RMBS	1,037	1,062
CMBS	505	539
Total	$9,401	$9,960

The investment portfolio contains securities and cash that are either held in trust for the benefit of third party reinsurers in accordance with statutory requirements, invested in a guaranteed investment contract for future claims payments, placed on deposit to fulfill state licensing requirements, or otherwise restricted in the amount of $300 million and $283 million as of June 30, 2016 and December 31, 2015, respectively, based on fair value. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,561 million and $1,411 million as of June 30, 2016 and December 31, 2015, respectively, based on fair value.

The fair value of the Company’s pledged securities to secure its obligations under its CDS exposure totaled $216 million and $305 million as of June 30, 2016 and December 31, 2015, respectively.

No material investments of the Company were non-income producing for Six Months 2016 and Six Months 2015, respectively.

Internally Managed Portfolio

The investment portfolio tables shown above include both assets managed externally and internally. In the table below, more detailed information is provided for the component of the total investment portfolio that is internally managed (excluding short-term investments). The internally managed portfolio, as defined below, represents approximately 13% and 13% of the investment portfolio, on a fair value basis as of June 30, 2016 and December 31, 2015, respectively. The internally managed portfolio consists primarily of the Company's investments in securities for (i) loss mitigation purposes, (ii) other risk management purposes and (iii) where the Company believes a particular security presents an attractive investment opportunity.

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

Internally Managed Portfolio
Carrying Value

	As of June 30, 2016	As of December 31, 2015
	(in millions)
Assets purchased for loss mitigation and other risk management purposes:
Fixed-maturity securities, at fair value	$1,208	$1,266
Other invested assets	113	114
Other	58	55
Total	$1,379	$1,435

11.	Insurance Company Regulatory Requirements

Dividend Restrictions and Capital Requirements

Under New York insurance law, AGM may only pay dividends out of "earned surplus," which is the portion of the company's surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to shareholders as dividends or transferred to stated capital or capital surplus, or applied to other purposes permitted by law, but does not include unrealized appreciation of assets. AGM may pay dividends without the prior approval of the New York Superintendent of Financial Services ("New York Superintendent") that, together with all dividends declared or distributed by it during the preceding 12 months, does not exceed the lesser of 10% of its policyholders' surplus (as of its last annual or quarterly statement filed with the New York Superintendent) or 100% of its adjusted net investment income during that period. The maximum amount available during 2016 for AGM to distribute as dividends without regulatory approval is estimated to be approximately $244 million, of which approximately $65 million is estimated to be available for distribution in the third quarter of 2016.

Under Maryland's insurance law, AGC may, with prior notice to the Maryland Insurance Commissioner, pay an ordinary dividend that, together with all dividends paid in the prior 12 months, does not exceed the lesser of 10% of its policyholders' surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. The maximum amount available during 2016 for AGC to distribute as ordinary dividends is approximately $79 million, of which approximately $16 million is available for distribution in the third quarter of 2016.

MAC is a New York domiciled insurance company subject to the same dividend limitations described above for AGM. The Company does not currently anticipate that MAC will distribute any dividends. On June 30, 2016, MAC obtained approval from the New York State Department of Financial Services to repay its $300 million surplus note to Municipal Assurance Holdings Inc. ("MAC Holdings") and its $100 million surplus note (plus accrued interest) to AGM. Accordingly, on June 30, 2016, MAC transferred cash and/or marketable securities to (i) MAC Holdings in an aggregate amount equal to $300 million, and (ii)  AGM in an aggregate amount of $102.5 million. MAC Holdings, upon receipt of such $300 million from MAC, distributed cash and/or marketable securities in an aggregate amount of $300 million to its shareholders, AGM and AGC, in proportion to their respective 60.7% and 39.3% ownership interests such that AGM received $182.1 million and AGC received $117.9 million.

For AG Re, any distribution (including repurchase of shares) of any share capital, contributed surplus or other statutory capital that would reduce its total statutory capital by 15% or more of its total statutory capital as set out in its previous year's financial statements requires the prior approval of the Bermuda Monetary Authority ("Authority"). Separately, dividends are paid out of an insurer's statutory surplus and cannot exceed that surplus. Further, annual dividends cannot exceed 25% of total statutory capital and surplus as set out in its previous year's financial statements, which is $246 million without AG Re certifying to the Authority that it will continue to meet required margins. Based on the foregoing limitations, in 2016 AG Re has the capacity to (i) make capital distributions in an aggregate amount up to $127 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to the limit of its outstanding statutory surplus, which was approximately $223 million as of June 30, 2016. Such dividend capacity is further limited by the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements. As of June 30, 2016, AG Re had unencumbered assets of approximately $580 million.

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

Dividends and Surplus Notes
By Insurance Company Subsidiaries

	Second Quarter		Six Months
	2016	2015	2016	2015
	(in millions)
Dividends paid by AGC to AGUS	$23	$15	$23	$35
Dividends paid by AGM to AGMH	32	40	127	106
Dividends paid by AG Re to AGL	25	35	50	85
Repayment of surplus note by AGM to AGMH	—	—	—	25
Repayment of surplus note by MAC to AGM	100	—	100	—
Repayment of surplus note by MAC to MAC Holdings (1)	300	—	300	—
____________________

(1)	MAC Holdings returned $300 million to AGM and AGC, in proportion to their ownership percentages, in Second Quarter 2016.

12.	Income Taxes

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

Effective Tax Rate Reconciliation

	Second Quarter		Six Months
	2016	2015	2016	2015
	(in millions)
Expected tax provision (benefit) at statutory rates in taxable jurisdictions	$66	$143	$84	$220
Tax-exempt interest	(13)	(13)	(26)	(27)
Gain on bargain purchase	—	(19)	—	(19)
Change in liability for uncertain tax positions	1	1	2	2
Other	1	0	1	1
Total provision (benefit) for income taxes	$55	$112	$61	$177
Effective tax rate	26.9%	27.5%	22.8%	26.2%

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

 The following table presents pretax income and revenue by jurisdiction.

Pretax Income (Loss) by Tax Jurisdiction

	Second Quarter		Six Months
	2016	2015	2016	2015
	(in millions)
United States	$194	$414	$249	$637
Bermuda	15	5	32	55
U.K.	(8)	(10)	(15)	(17)
Total	$201	$409	$266	$675

Revenue by Tax Jurisdiction

	Second Quarter		Six Months
	2016	2015	2016	2015
	(in millions)
United States	$337	$618	$542	$918
Bermuda	59	78	101	151
U.K.	0	(1)	(2)	(5)
Total	$396	$695	$641	$1,064

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
Uncertain Tax Positions

The Company's policy is to recognize interest and penalties related to uncertain tax positions in income tax expense and has accrued $1 million for Six Months 2016 and $1 million for 2015. As of June 30, 2016 and December 31, 2015, the Company has accrued $6.2 million and $5.4 million of interest, respectively.

The total amount of unrecognized tax benefits as of June 30, 2016 and December 31, 2015, that would affect the effective tax rate, if recognized, was $47 million and $45 million, respectively.

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

The downgrade of the financial strength ratings of AG Re or of AGC gives certain ceding companies the right to recapture business they had ceded to AG Re and AGC, which would lead to a reduction in the Company's unearned premium reserve and related earnings on such reserve. With respect to a significant portion of the Company's in-force financial guaranty assumed business, based on AG Re's and AGC's current ratings and subject to the terms of each reinsurance agreement, the third party ceding company may have the right to recapture business it had ceded to AG Re and/or AGC, and in connection therewith, to receive payment from AG Re or AGC of an amount equal to the statutory unearned premium (net of ceding commissions) and statutory loss reserves (if any) associated with that business, plus, in certain cases, an additional ceding commission. As of June 30, 2016, if each third party insurer ceding business to AG Re and/or AGC had a right to recapture such business, and chose to exercise such right, the aggregate amounts that AG Re and AGC could be required to pay to all such companies would be approximately $49 million and $32 million, respectively.

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

In Six Months 2015, the Company entered into a commutation agreement to reassume previously ceded U.S. public finance business. For such reassumption, the Company received the statutory unearned premium outstanding as of the commutation date plus a commutation premium.

The following table presents the components of premiums and losses reported in the consolidated statement of operations and the contribution of the Company's Assumed and Ceded Businesses.

Effect of Reinsurance on Statement of Operations

	Second Quarter		Six Months
	2016	2015	2016	2015
	(in millions)
Premiums Written:
Direct	$42	$23	$63	$52
Assumed (1)	(6)	(1)	(8)	2
Ceded	0	2	(17)	2
Net	$36	$24	$38	$56
Premiums Earned:
Direct	$220	$224	$410	$372
Assumed	5	12	13	22
Ceded	(11)	(17)	(26)	(33)
Net	$214	$219	$397	$361
Loss and LAE:
Direct	$101	$186	$210	$212
Assumed	11	19	(3)	12
Ceded	(10)	(17)	(15)	(18)
Net	$102	$188	$192	$206
 ____________________

(1)	Negative assumed premiums written were due to changes in expected debt service schedules.

Other Monoline Exposures

In addition to assumed and ceded reinsurance arrangements, the Company may also have exposure to some financial guaranty reinsurers (i.e., monolines) in other areas. Second-to-pay insured par outstanding represents transactions the Company has insured that were previously insured by other monolines. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary insurer. Another area of exposure is in the investment portfolio where the Company holds fixed-maturity securities that are wrapped by monolines and whose value may change based on the rating of the monoline. As of June 30, 2016, based on fair value, the Company had fixed-maturity securities in its investment portfolio consisting of $155 million insured by National Public Finance Guarantee Corporation ("National"), $139 million insured by Ambac and $8 million insured by other guarantors. In addition, the Company acquired bonds for loss mitigation or other risk management purposes. As of June 30, 2016 these bonds had a fair value of $243 million insured by MBIA Insurance Corp. and $127 million insured by FGIC UK Limited.

Monoline and Reinsurer Exposure by Company

	Ratings at		Par Outstanding (1)
	August 1, 2016		As of June 30, 2016
Reinsurer	Moody’s Reinsurer Rating	S&P Reinsurer Rating	Ceded Par Outstanding	Second-to- Pay Insured Par Outstanding	Assumed Par Outstanding
	(dollars in millions)
American Overseas Reinsurance Company Limited (2)	WR (3)	WR	$4,511	$—	$30
Tokio Marine & Nichido Fire Insurance Co., Ltd. (2)	Aa3 (4)	A+ (4)	3,887	—	—
Syncora (2)	WR	WR	2,269	1,184	662
Mitsui Sumitomo Insurance Co. Ltd. (2)	A1	A+ (4)	1,513	—	—
ACA Financial Guaranty Corp.	NR (5)	WR	657	33	—
Ambac	WR	WR	115	3,541	8,862
National (6)	A3	AA-	—	4,967	4,960
MBIA	(7)	(7)	—	1,357	414
FGIC	(8)	(8)	—	1,341	593
Ambac Assurance Corp. Segregated Account	NR	NR	—	81	645
CIFG (9)	WR	WR	—	43	2,488
Other (2)	Various	Various	72	715	126
Total			$13,024	$13,262	$18,780
____________________

(1)	Includes par related to insured credit derivatives.

(2)	The total collateral posted by all non-affiliated reinsurers required or agreeing to post collateral as of June 30, 2016 was approximately $438 million.
(3)    Represents “Withdrawn Rating.”
(4)    The Company benefits from trust arrangements that satisfy the triple-A credit requirement of S&P and/or Moody’s.
(5)    Represents “Not Rated.”

(6)	Rated AA+ by KBRA.

(7)	MBIA includes subsidiaries MBIA Insurance Corp. rated CCC by S&P and Caa1 by Moody's and MBIA U.K. Insurance Ltd. rated BB by S&P and Ba2 by Moody’s.

(8)	FGIC includes subsidiaries Financial Guaranty Insurance Company and FGIC UK Limited both of which had their ratings withdrawn by rating agencies.

(9)
On July 1, 2016, AGC acquired all of the issued and outstanding capital stock of CIFG Holding Inc., the parent of financial guaranty insurer CIFG. On July 5, 2016, CIFG merged with and into AGC, with AGC as the surviving company. See Note 2, Acquisitions, for additional information.

Amounts Due (To) From Reinsurers
As of June 30, 2016

	Assumed Premium, net of Commissions	Ceded Premium, net of Commissions	Assumed Expected Loss to be Paid	Ceded Expected Loss to be Paid
	(in millions)
American Overseas Reinsurance Company Limited	$—	$(5)	$—	$29
Tokio Marine & Nichido Fire Insurance Co., Ltd.	—	(11)	—	46
Syncora	13	(20)	—	8
Mitsui Sumitomo Insurance Co. Ltd.	—	(2)	—	19
Ambac	36	—	(3)	—
National	6	—	(6)	—
MBIA	4	—	(9)	—
FGIC	4	—	(17)	—
Ambac Assurance Corp. Segregated Account	7	—	(45)	—
CIFG (1)	—	—	(71)	—
Other	—	(12)	—	0
Total	$70	$(50)	$(151)	$102
____________________

(1)
On July 1, 2016, AGC acquired all of the issued and outstanding capital stock of CIFG Holding Inc., the parent of financial guaranty insurer CIFG. On July 5, 2016, CIFG merged with and into AGC, with AGC as the surviving company. See Note 2, Acquisitions, for additional information.

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

In addition, in the ordinary course of their respective businesses, certain of the Company's subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods or prevent losses in the future. For example, as described in the "Recovery Litigation" section of Note 5, Expected Loss to be Paid, in January 2016, the Company commenced an action for declaratory judgment and injunctive relief in the U.S. District Court for the District of Puerto Rico to invalidate executive orders issued by the Governor of Puerto Rico directing the retention or transfer of certain taxes and revenues pledged to secure the payment of certain bonds insured by the Company. In July 2016, the Company filed a motion and form of complaint in the U.S. District Court for the District of Puerto Rico seeking relief from the PROMESA stay in order to file a complaint to protect its interest in certain pledged PRHTA toll revenues. Also, in December 2008, the Company filed a claim in the Supreme Court of the State of New York against an investment manager in a transaction it insured alleging breach of fiduciary duty, gross negligence and breach of contract. The amounts, if any, the Company will recover in these and other proceedings to recover losses are uncertain, and recoveries, or failure to obtain recoveries, in any one or more of these proceedings during any quarter or year could be material to the Company’s results of operations in that particular quarter or year.

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

On November 28, 2011, Lehman Brothers International (Europe) (in administration) (“LBIE”) sued AGFP, an affiliate of AGC which in the past had provided credit protection to counterparties under credit default swaps. AGC acts as the credit support provider of AGFP under these credit default swaps. LBIE’s complaint, which was filed in the Supreme Court of the State of New York, alleged that AGFP improperly terminated nine credit derivative transactions between LBIE and AGFP and improperly calculated the termination payment in connection with the termination of 28 other credit derivative transactions between LBIE and AGFP. Following defaults by LBIE, AGFP properly terminated the transactions in question in compliance with the agreement between AGFP and LBIE, and calculated the termination payment properly. AGFP calculated that LBIE owes AGFP approximately $29 million in connection with the termination of the credit derivative transactions, whereas LBIE asserted in the complaint that AGFP owes LBIE a termination payment of approximately $1.4 billion. On February 3, 2012, AGFP filed a motion to dismiss certain of the counts in the complaint, and on March 15, 2013, the court granted AGFP's motion to dismiss the count relating to improper termination of the nine credit derivative transactions and denied AGFP's motion to dismiss the counts relating to the remaining transactions. On February 22, 2016, AGFP filed a motion for summary judgment on the remaining causes of action asserted by LBIE and on AGFP's counterclaims. Oral argument on AGFP's motion took place on July 21, 2016. LBIE's administrators disclosed in an April 10, 2015 report to LBIE’s unsecured creditors that LBIE's valuation expert has calculated LBIE's damages in aggregate for the 28 transactions to range between a minimum of approximately $200 million and a maximum of approximately $500 million, depending on what adjustment, if any, is made for AGFP's credit risk and excluding any applicable interest. Notwithstanding the range calculated by LBIE's valuation expert, the Company cannot reasonably estimate the possible loss, if any, that may arise from this lawsuit.

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

Proceedings Related to AGMH’s Former Financial Products Business

The following is a description of legal proceedings involving AGMH’s former Financial Products Business. Although the Company did not acquire AGMH’s former Financial Products Business, which included AGMH’s former GIC business, medium term notes business and portions of the leveraged lease businesses, certain legal proceedings relating to those businesses were against entities that the Company did acquire. While Dexia SA and Dexia Crédit Local S.A. (together, "Dexia") have paid all expenses and settlement amounts due to date as a result of the proceedings described below, such indemnification might not be sufficient to fully hold the Company harmless against any injunctive relief or civil or criminal sanction that is imposed against AGMH or its subsidiaries as a result of any potential newly asserted claims related to these matters.

Governmental Investigations into Former Financial Products Business

AGMH and/or AGM received subpoenas duces tecum and interrogatories or civil investigative demands from the Attorneys General of the States of Connecticut, Florida, Illinois, Massachusetts, Missouri, New York, Texas and West Virginia relating to their investigations of alleged bid rigging of municipal GICs. In addition, AGMH received a subpoena from the Antitrust Division of the Department of Justice in November 2006 issued in connection with an ongoing criminal investigation of bid rigging of awards of municipal GICs and other municipal derivatives. AGMH responded to such requests when they were received several years ago. While it is possible AGMH may receive additional inquiries from these or other regulators, the Company is not currently aware that any governmental authority, including such Attorneys General or the Department of Justice, are actively pursuing or contemplating legal proceedings with respect to AGMH's former Financial Products Business.

Lawsuits Relating to Former Financial Products Business

From 2008 through 2010, complaints were brought on behalf of a purported class of state, local and municipal government entities alleging federal antitrust violations in the municipal derivatives industry, seeking damages and alleging, among other things, a conspiracy to fix the pricing of, and manipulate bids for, municipal derivatives, including GICs. These actions were consolidated before one judge in the Southern District of New York as MDL 1950. Following motions to dismiss, amended class action complaints were filed on behalf of a putative class of plaintiffs. The most recently amended, operative class action complaint does not list AGMH or its affiliates as defendants or co-conspirators. On July 8, 2016, the MDL 1950 Court entered an order approving settlement of the remaining class claims, resolving the putative class case.

In addition, the Attorney General of the State of West Virginia filed a lawsuit that, as amended, named AGM and Assured Guaranty US Holdings as defendants and alleged a conspiracy to decrease the returns that West Virginia public entities earned on municipal derivative instruments. Also, approximately 19 California and New York government entities brought individual lawsuits that were not a part of the class action and that did not dismiss AGMH or its affiliates. All these cases were transferred to the Southern District of New York and consolidated with MDL 1950 for pretrial purposes. In June and July 2016, Dexia executed settlement agreements covering the action brought by the Attorney General of the State of West Virginia and the actions brought by the individual California and New York plaintiffs, and on July 1, 2016 and July 27, 2016, respectively, the MDL 1950 court dismissed with prejudice the claims against Assured Guaranty US Holdings and AGM in all such actions. Those settlements release all claims as to Assured Guaranty US Holdings, AGMH and AGM, as well as their parents, subsidiaries and affiliates.

15.	Long-Term Debt and Credit Facilities

The principal and carrying values of the Company’s long-term debt are presented in the table below.

Principal and Carrying Amounts of Debt

	As of June 30, 2016		As of December 31, 2015
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS:
7% Senior Notes	$200	$197	$200	$197
5% Senior Notes	500	495	500	495
Series A Enhanced Junior Subordinated Debentures	150	150	150	150
Total AGUS	850	842	850	842
AGMH:
67/8% QUIBS	100	69	100	69
6.25% Notes	230	140	230	140
5.6% Notes	100	56	100	56
Junior Subordinated Debentures	300	184	300	180
Total AGMH	730	449	730	445
AGM:
Notes Payable	11	12	12	13
Total AGM	11	12	12	13
Total	$1,591	$1,303	$1,592	$1,300

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $1.1 billion as of June 30, 2016. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. At June 30, 2016, approximately $1.5 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

On July 1, 2009, AGM and Dexia Crédit Local S.A., acting through its New York Branch (“Dexia Crédit Local (NY)”), entered into a credit facility (the “Strip Coverage Facility”). Under the Strip Coverage Facility, Dexia Crédit Local (NY) agreed to make loans to AGM to finance all draws made by lessors on AGM strip policies that were outstanding as of November 13, 2008, up to the commitment amount, which was $495 million at June 30, 2016.

There have never been any borrowings under the Strip Coverage Facility, the amount of the leveraged leases covered by the Strip Coverage Facility has declined since July 1, 2009 and, as noted above, to date, none of the leveraged lease transactions in which AGM acts as the strip coverage provider has experienced an early termination due to a lease default. Consequently, and in view of the credit quality of the relevant tax-exempt entities and the cost of the Strip Coverage Facility, the Company determined that maintaining the Strip Coverage Facility was no longer warranted. On July 29, 2016, the parties terminated the facility.

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

In addition, in 2012 AGUS borrowed $90 million from its affiliate AGRO to fund the acquisition of MAC. That loan remained outstanding as of June 30, 2016.

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

In June 2003, $200 million of “AGM CPS”, money market preferred trust securities, were issued by trusts created for the primary purpose of issuing the AGM CPS, investing the proceeds in high-quality commercial paper and selling put options to AGM, allowing AGM to issue the trusts non-cumulative redeemable perpetual preferred stock (the “AGM Preferred Stock”) of AGM in exchange for cash. There are four trusts, each with an initial aggregate face amount of $50 million. These trusts hold auctions every 28 days, at which time investors submit bid orders to purchase AGM CPS. If AGM were to exercise a put option, the applicable trust would transfer the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, to AGM in exchange for AGM Preferred Stock. AGM pays a floating put premium to the trusts, which represents the difference between the commercial paper yield and the winning auction rate (plus all fees and expenses of the trust). If an auction does not attract sufficient clearing bids, however, the auction rate is subject to a maximum rate of one-month LIBOR plus 200 basis points for the next succeeding distribution period. Beginning in August 2007, the AGM CPS required the maximum rate for each of the relevant trusts. AGM continues to have the ability to exercise its put option and cause the related trusts to purchase AGM Preferred Stock. The trusts provide AGM access to new capital at its sole discretion through the exercise of the put options. As of June 30, 2016 the put option had not been exercised.

See Note 7, Fair Value Measurement, –Other Assets–Committed Capital Securities, for a fair value measurement discussion.

16.	Earnings Per Share

Computation of Earnings Per Share

	Second Quarter		Six Months
	2016	2015	2016	2015
	(in millions)
Basic earnings per share ("EPS"):
Net income (loss) attributable to AGL	$146	$297	$205	$498
Less: Distributed and undistributed income (loss) available to nonvested shareholders	0	0	0	0
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$146	$297	$205	$498
Basic shares	134.0	150.6	135.1	153.2
Basic EPS	$1.09	$1.97	$1.52	$3.25

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$146	$297	$205	$498
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	0	0	0	0
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$146	$297	$205	$498

Basic shares	134.0	150.6	135.1	153.2
Dilutive securities:
Options and restricted stock awards	0.8	1.0	0.8	0.9
Diluted shares	134.8	151.6	135.9	154.1
Diluted EPS	$1.09	$1.96	$1.51	$3.23
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	0.6	0.1	0.7	0.4

17.	Shareholders' Equity

Other Comprehensive Income

The following tables present the changes in each component of AOCI and the effect of reclassifications out of AOCI on the respective line items in net income.

Changes in Accumulated Other Comprehensive Income by Component
Second Quarter 2016

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, March 31, 2016	$350	$(21)	$(18)	$8	$319
Other comprehensive income (loss) before reclassifications	84	(6)	(8)	—	70
Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(13)	4	—	—	(9)
Net investment income	—	—	—	—	—
Interest expense	—	—	—	(1)	(1)
Total before tax	(13)	4	—	(1)	(10)
Tax (provision) benefit	5	(1)	—	0	4
Total amount reclassified from AOCI, net of tax	(8)	3	—	(1)	(6)
Net current period other comprehensive income (loss)	76	(3)	(8)	(1)	64
Balance, June 30, 2016	$426	$(24)	$(26)	$7	$383

Changes in Accumulated Other Comprehensive Income by Component
Second Quarter 2015

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, March 31, 2015	$372	$5	$(15)	$8	$370
Other comprehensive income (loss) before reclassifications	(136)	(6)	6	—	(136)
Amounts reclassified from AOCI to:
Net realized investment gains (losses)	1	8	—	—	9
Interest expense	—	—	—	0	0
Total before tax	1	8	—	0	9
Tax (provision) benefit	(1)	(3)	—	0	(4)
Total amount reclassified from AOCI, net of tax	0	5	—	0	5
Net current period other comprehensive income (loss)	(136)	(1)	6	0	(131)
Balance, June 30, 2015	$236	$4	$(9)	$8	$239

Changes in Accumulated Other Comprehensive Income by Component
Six Months 2016

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2015	$260	$(15)	$(16)	$8	$237
Other comprehensive income (loss) before reclassifications	179	(23)	(10)	—	146
Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(17)	21	—	—	4
Net investment income	(3)	—	—	—	(3)
Interest expense	—	—	—	(1)	(1)
Total before tax	(20)	21	—	(1)	0
Tax (provision) benefit	7	(7)	—	0	0
Total amount reclassified from AOCI, net of tax	(13)	14	—	(1)	0
Net current period other comprehensive income (loss)	166	(9)	(10)	(1)	146
Balance, June 30, 2016	$426	$(24)	$(26)	$7	$383

Changes in Accumulated Other Comprehensive Income by Component
Six Months 2015

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2014	$367	$4	$(10)	$9	$370
Other comprehensive income (loss) before reclassifications	(118)	(8)	1	—	(125)
Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(19)	12	—	—	(7)
Interest expense	—	—	—	(1)	(1)
Total before tax	(19)	12	—	(1)	(8)
Tax (provision) benefit	6	(4)	—	0	2
Total amount reclassified from AOCI, net of tax	(13)	8	—	(1)	(6)
Net current period other comprehensive income (loss)	(131)	0	1	(1)	(131)
Balance, June 30, 2015	$236	$4	$(9)	$8	$239

Share Repurchase

The following table presents share repurchases since January 2013.

Share Repurchases

Period	Number of Shares Repurchased	Total Payments(in millions)	Average Price Paid Per Share
2013	12,512,759	$264	$21.12
2014	24,413,781	590	24.17
2015 (January 1 - March 31)	5,860,291	152	25.87
2015 (April 1 - June 30)	4,737,388	133	28.13
2015 (July 1 - September 30)	5,362,103	135	25.17
2015 (October 1 - December 31)	5,035,637	135	26.81
Total 2015	20,995,419	555	26.43
2016 (January 1 - March 31)	3,038,928	75	24.69
2016 (April 1 - June 30)	2,331,474	60	25.73
Total 2016 (through June 30)	5,370,402	135	25.14
2016 (July 1 - through August 3, 2016)	772,635	20	25.89
Total 2016	6,143,037	155	25.24
Cumulative repurchases since the beginning of 2013	64,064,996	$1,564	$24.42

On February 24, 2016, the Board of Directors approved a $250 million share repurchase authorization. The Company expects to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. It does not have an expiration date. As of June 30, 2016, the Company's remaining share repurchase authorization was $170 million, and as of August 3, 2016, it was approximately $150 million.

18.	Subsidiary Information

The following tables present the condensed consolidating financial information for AGUS and AGMH, 100%-owned subsidiaries of AGL, which have issued publicly traded debt securities (see Note 15, Long Term Debt and Credit Facilities). The information for AGL, AGUS and AGMH presents its subsidiaries on the equity method of accounting.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2016
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$42	$85	$20	$11,113	$(355)	$10,905
Investment in subsidiaries	6,173	5,705	4,167	284	(16,329)	—
Premiums receivable, net of commissions payable	—	—	—	748	(125)	623
Ceded unearned premium reserve	—	—	—	1,189	(961)	228
Deferred acquisition costs	—	—	—	167	(57)	110
Reinsurance recoverable on unpaid losses	—	—	—	532	(450)	82
Credit derivative assets	—	—	—	144	(108)	36
Deferred tax asset, net	—	29	—	335	(129)	235
Intercompany receivable	—	—	—	90	(90)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	814	—	814
Funds restricted for CIFG acquisition	—	—	—	451	—	451
Other	39	63	35	756	(285)	608
TOTAL ASSETS	$6,254	$5,882	$4,222	$16,623	$(18,889)	$14,092
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$4,675	$(1,058)	$3,617
Loss and LAE reserve	—	—	—	1,790	(522)	1,268
Long-term debt	—	842	449	12	—	1,303
Intercompany payable	—	90	—	300	(390)	—
Credit derivative liabilities	—	—	—	540	(108)	432
Deferred tax liabilities, net	—	—	90	—	(90)	—
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	905	—	905
Other	4	15	14	692	(408)	317
TOTAL LIABILITIES	4	947	553	8,914	(2,576)	7,842
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO ASSURED GUARANTY LTD.	6,250	4,935	3,669	7,425	(16,029)	6,250
Noncontrolling interest	—	—	—	284	(284)	—
TOTAL SHAREHOLDERS' EQUITY	6,250	4,935	3,669	7,709	(16,313)	6,250
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,254	$5,882	$4,222	$16,623	$(18,889)	$14,092

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2015
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$10	$156	$22	$11,530	$(360)	$11,358
Investment in subsidiaries	5,961	5,569	4,081	377	(15,988)	—
Premiums receivable, net of commissions payable	—	—	—	833	(140)	693
Ceded unearned premium reserve	—	—	—	1,266	(1,034)	232
Deferred acquisition costs	—	—	—	176	(62)	114
Reinsurance recoverable on unpaid losses	—	—	—	467	(398)	69
Credit derivative assets	—	—	—	207	(126)	81
Deferred tax asset, net	—	52	—	357	(133)	276
Intercompany receivable	—	—	—	90	(90)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	1,261	—	1,261
Other	98	29	26	571	(264)	460
TOTAL ASSETS	$6,069	$5,806	$4,129	$17,135	$(18,595)	$14,544
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$5,143	$(1,147)	$3,996
Loss and LAE reserve	—	—	—	1,537	(470)	1,067
Long-term debt	—	842	445	13	—	1,300
Intercompany payable	—	90	—	300	(390)	—
Credit derivative liabilities	—	—	—	572	(126)	446
Deferred tax liabilities, net	—	—	91	—	(91)	—
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	1,349	—	1,349
Other	6	82	15	622	(402)	323
TOTAL LIABILITIES	6	1,014	551	9,536	(2,626)	8,481
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO ASSURED GUARANTY LTD.	6,063	4,792	3,578	7,222	(15,592)	6,063
Noncontrolling interest	—	—	—	377	(377)	—
TOTAL SHAREHOLDERS’ EQUITY	6,063	4,792	3,578	7,599	(15,969)	6,063
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,069	$5,806	$4,129	$17,135	$(18,595)	$14,544

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2016
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$222	$(8)	$214
Net investment income	0	0	0	98	0	98
Net realized investment gains (losses)	0	—	0	10	0	10
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	24	0	24
Net unrealized gains (losses)	—	—	—	39	—	39
Net change in fair value of credit derivatives	—	—	—	63	0	63
Other	0	—	—	11	0	11
TOTAL REVENUES	0	0	0	404	(8)	396
EXPENSES
Loss and LAE	—	—	—	104	(2)	102
Amortization of deferred acquisition costs	—	—	—	7	(2)	5
Interest expense	—	13	14	2	(4)	25
Other operating expenses	8	0	0	55	0	63
TOTAL EXPENSES	8	13	14	168	(8)	195
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(8)	(13)	(14)	236	0	201
Total (provision) benefit for income taxes	—	4	5	(65)	1	(55)
Equity in net earnings of subsidiaries	154	140	113	14	(421)	—
NET INCOME (LOSS)	$146	$131	$104	$185	$(420)	$146
Less: noncontrolling interest	—	—	—	14	(14)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$146	$131	$104	$171	$(406)	$146

COMPREHENSIVE INCOME (LOSS)	$210	$166	$125	$248	$(539)	$210

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$414	$(17)	$397
Net investment income	0	0	0	198	(1)	197
Net realized investment gains (losses)	0	—	0	(2)	(1)	(3)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	32	0	32
Net unrealized gains (losses)	—	—	—	(29)	—	(29)
Net change in fair value of credit derivatives	—	—	—	3	0	3
Other	0	—	—	47	0	47
TOTAL REVENUES	0	0	0	660	(19)	641
EXPENSES
Loss and LAE	—	—	—	197	(5)	192
Amortization of deferred acquisition costs	—	—	—	14	(5)	9
Interest expense	—	26	27	5	(7)	51
Other operating expenses	16	0	1	107	(1)	123
TOTAL EXPENSES	16	26	28	323	(18)	375
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(16)	(26)	(28)	337	(1)	266
Total (provision) benefit for income taxes	—	9	10	(81)	1	(61)
Equity in net earnings of subsidiaries	221	190	190	23	(624)	—
NET INCOME (LOSS)	$205	$173	$172	$279	$(624)	$205
Less: noncontrolling interest	—	—	—	23	(23)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$205	$173	$172	$256	$(601)	$205

COMPREHENSIVE INCOME (LOSS)	$351	$246	$217	$426	$(889)	$351

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$366	$(5)	$361
Net investment income	0	0	0	205	(6)	199
Net realized investment gains (losses)	0	0	1	9	(3)	7
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	29	0	29
Net unrealized gains (losses)	—	—	—	211	(26)	185
Net change in fair value of credit derivatives	—	—	—	240	(26)	214
Bargain purchase gain and settlement of pre-existing relationships	—	—	—	54	160	214
Other	—	—	—	69	—	69
TOTAL REVENUES	0	0	1	943	120	1,064
EXPENSES
Loss and LAE	—	—	—	202	4	206
Amortization of deferred acquisition costs	—	—	—	14	(4)	10
Interest expense	—	26	27	7	(9)	51
Other operating expenses	17	1	0	105	(1)	122
TOTAL EXPENSES	17	27	27	328	(10)	389
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(17)	(27)	(26)	615	130	675
Total (provision) benefit for income taxes	—	9	9	(150)	(45)	(177)
Equity in net earnings of subsidiaries	515	468	214	20	(1,217)	—
NET INCOME (LOSS)	$498	$450	$197	$485	$(1,132)	$498
Less: noncontrolling interest	—	—	—	20	(20)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$498	$450	$197	$465	$(1,112)	$498

COMPREHENSIVE INCOME (LOSS)	$367	$344	$130	$355	$(829)	$367

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$202	$31	$101	$139	$(520)	$(47)
Cash flows from investing activities
Fixed-maturity securities:
Purchases	(4)	(32)	—	(474)	—	(510)
Sales	4	—	10	725	—	739
Maturities	—	21	—	624	—	645
Sales (purchases) of short-term investments, net	(31)	(12)	(11)	(136)	—	(190)
Net proceeds from financial guaranty variable entities’ assets	—	—	—	556	—	556
Investment in subsidiary	—	—	—	4	(4)	—
Cash restricted for CIFG acquisition	—	—	—	(451)	—	(451)
Other	—	—	—	(12)	—	(12)
Net cash flows provided by (used in) investing activities	(31)	(23)	(1)	836	(4)	777
Cash flows from financing activities
Return of capital	—	—	—	(4)	4	—
Dividends paid	(35)	(103)	(103)	(314)	520	(35)
Repurchases of common stock	(135)	—	—	—	—	(135)
Share activity under option and incentive plans	0	—	—	(1)	—	(1)
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(531)	—	(531)
Payment of long-term debt	—	—	—	(1)	—	(1)
Net cash flows provided by (used in) financing activities	(170)	(103)	(103)	(851)	524	(703)
Effect of exchange rate changes	—	—	—	(3)	—	(3)
Increase (decrease) in cash	1	(95)	(3)	121	—	24
Cash at beginning of period	0	95	8	63	—	166
Cash at end of period	$1	$0	$5	$184	$—	$190

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$343	$138	$83	$170	$(629)	$105
Cash flows from investing activities
Fixed-maturity securities:
Purchases	—	(67)	(6)	(1,099)	—	(1,172)
Sales	—	159	27	1,195	—	1,381
Maturities	—	6	—	405	—	411
Sales (purchases) of short-term investments, net	(19)	39	(1)	363	—	382
Net proceeds from financial guaranty variable entities’ assets	—	—	—	70	—	70
Investment in subsidiary	—	—	25	—	(25)	—
Acquisition of Radian Asset, net of cash acquired	—	—	—	(800)	—	(800)
Other	—	—	—	27	—	27
Net cash flows provided by (used in) investing activities	(19)	137	45	161	(25)	299
Cash flows from financing activities
Return of capital	—	—	—	(25)	25	—
Dividends paid	(37)	(275)	(128)	(226)	629	(37)
Repurchases of common stock	(285)	—	—	—	—	(285)
Share activity under option and incentive plans	(2)	—	—	—	—	(2)
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(78)	—	(78)
Payment of long-term debt	—	—	—	(2)	—	(2)
Net cash flows provided by (used in) financing activities	(324)	(275)	(128)	(331)	654	(404)
Effect of exchange rate changes	—	—	—	0	—	0
Increase (decrease) in cash	—	—	—	—	—	0
Cash at beginning of period	0	0	4	71	—	75
Cash at end of period	$0	$0	$4	$71	$—	$75

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

•	the inability of Assured Guaranty to access external sources of capital on acceptable terms;

•	changes in the world’s credit markets, segments thereof, interest rates or general economic conditions;

•	the impact of market volatility on the mark-to-market of Assured Guaranty’s contracts written in credit default swap form;

•	changes in applicable accounting policies or practices;

•	changes in applicable laws or regulations, including insurance, bankruptcy and tax laws, or other governmental actions;

•	the impact of changes in the world’s economy and credit and currency markets and in applicable laws or regulations relating to the decision of the United Kingdom to exit the European Union;

•	difficulties with the execution of Assured Guaranty’s business strategy;

•	loss of key personnel;

•	the effects of mergers, acquisitions and divestitures;

•	natural or man-made catastrophes;

•	other risks and uncertainties that have not been identified at this time;

•	management’s response to these factors; and

•	other risk factors identified in AGL's filings with the U.S. Securities and Exchange Commission (the “SEC”).
The foregoing review of important factors should not be construed as exhaustive, and should be read in conjunction with the risk factors included in Part II, “Item 1A. Risk Factors” and the other cautionary statements in this Form 10-Q, as well as the risk factors included in AGL's 2015 Annual Report on Form 10-K. The Company undertakes no obligation to update publicly or review any forward looking statement, whether as a result of new information, future developments or otherwise, except as required by law. Investors are advised, however, to consult any further disclosures the Company makes on related subjects in the Company’s reports filed with the SEC.

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

The overall economic environment in the United States (“U.S.”) improved unevenly during the three-month and six-month periods ended June 30, 2016 ("Second Quarter 2016" and "Six Months 2016," respectively). The U.S. Department of Commerce Bureau of Economic Analysis reported an advance estimate that gross domestic product increased at an annual rate of 1.2% in Second Quarter 2016 and revised its estimate for the first quarter 2016 to 0.8%. According to the U.S. Bureau of Labor Statistics (“BLS”), the estimated seasonally adjusted monthly unemployment rates ranged between 4.7%, the lowest monthly rate since November 2007, and 5.0% during Second Quarter 2016. The BLS also reported that, despite poor job growth in May, the U.S. economy added approximately 442,000 jobs during Second Quarter 2016, bringing the total jobs added in Six Months 2016 to 1.0 million. However, average monthly job growth has been slower in Second Quarter 2016 than in the three-month period ended June 30, 2015 ("Second Quarter 2015"). U.S. home prices, as measured by the Standard & Poor's Ratings Services ("S&P")/Case-Shiller U.S. National Home Price Index, continued to rise at a 5% rate over the 12 months ended May 31, 2016.

Throughout Six Months 2016, the Federal Open Market Committee (“FOMC”) maintained the target range for the federal funds rate at 1/4 to 1/2 percent and continued to support further improvement in labor market conditions and a return to 2% inflation. The FOMC reiterated in June 2016 its expectation that economic conditions would evolve in a manner that will warrant only gradual increases in the federal funds rate. The U.S. stock market opened 2016 in decline, with some commentators attributing the decline to global economic uncertainty and weak oil prices that threatened certain U.S. companies. Broad stock market indexes began to rise in February after the Federal Reserve Board chair indicated in Congressional testimony that further increases in the federal funds rate would be gradual, and as oil prices began to recover. Stock prices generally rose thereafter, although the British electorate’s June 23, 2016, vote in favor of Britain exiting the European Union (“Brexit”) caused increased volatility near the end of Second Quarter 2016. Average municipal interest rates, near record lows at the end of the first quarter 2016, fell further in Second Quarter 2016, reaching a new low point of 2.08% for the 30-year AAA MMD Index, on June 24, 2016, the day after the Brexit vote prompted a flight to quality that lowered U.S. Treasury rates and related rates along the yield curve. Municipal interest rates continued to decline; the 30-year AAA index ended the quarter at 2.02% and, for the first time, fell beneath 2% in the first week of July.
Looking at the global interest rate environment, the European Central Bank continued its program of quantitative easing during Six Months 2016. Interest rates for bank deposits remained at 0% or negative in Europe and negative in Japan. The Bank of England maintained its bank rate at 0.5%, although most members of its Monetary Policy Committee expect monetary policy to be loosened in August.

Financial Performance of Assured Guaranty

Financial Results

	Second Quarter		Six Months
	2016	2015	2016	2015
	(in millions)
Net income (loss)	$146	$297	$205	$498
Operating income(1)	139	278	252	418

Net income (loss) per diluted share	$1.09	$1.96	$1.51	$3.23
Operating income per share(1)	1.03	1.83	1.86	2.71

Diluted shares	134.8	151.6	135.9	154.1

Gross written premiums	$36	$22	$55	$54
Present value of new business production (“PVP”)(1)	41	26	79	62
Gross par written	4,775	5,581	7,524	8,289

	As of June 30, 2016		As of December 31, 2015
	Amount	Per Share	Amount	Per Share
	(in millions, except per share amounts)
Shareholders' equity	$6,250	$47.06	$6,063	$43.96
Operating shareholders' equity(1)	6,011	45.26	5,946	43.11
Adjusted book value(1)	8,215	61.86	8,439	61.18

Common shares outstanding (2)	132.8		137.9
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

Second Quarter 2016

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

Net income for Second Quarter 2016 was $146 million compared with $297 million in Second Quarter 2015. The decrease is primarily attributable to the acquisition of Radian Asset Assurance Inc. (“Radian Asset”) in Second Quarter 2015, which resulted in a bargain purchase gain of $55 million and a gain on settlement of pre-existing reinsurance relationships of $159 million. This was partially offset by lower loss and loss adjustment expenses ("LAE") of $86 million.

Non-GAAP operating income in Second Quarter 2016 was $139 million, compared with $278 million in Second Quarter 2015. The primary drivers of the decrease in operating income are the same as those discussed above for net income.

Six Months 2016

Net income for Six Months 2016 was $205 million compared with $498 million in the six-month period ended June 30, 2015 ("Six Months 2015"). The decrease was due primarily to (i) the bargain purchase gain and the gain on settlement of pre-existing relationships due to the acquisition of Radian Asset in Six Months 2015 and (ii) lower fair value gains on credit derivatives in Six Months 2016 compared with Six Months 2015.

Non-GAAP operating income in Six Months 2016 was $252 million, compared with $418 million in Six Months 2015. The decrease in operating income was primarily due to the bargain purchase gain and the gain on settlement of pre-existing relationships due to the acquisition of Radian Asset in Six Months 2015, offset in part by higher net earned premium accelerations.

Key Business Strategies

The Company continually evaluates its business strategies. Currently, the Company is pursuing the following business strategies, each described in more detail below:

•	New business production

•	Capital management

•	Alternative strategies to create value, including through acquisitions and commutations

•	Loss mitigation

New Business Production

The Company believes high-profile defaults by municipal obligors, such as the Commonwealth of Puerto Rico, Detroit, Michigan and Stockton, California have led to increased awareness of the value of bond insurance and stimulated demand for the product. The Company believes there will be continued demand for its insurance in this market because, for those exposures that the Company guarantees, it undertakes the tasks of credit selection, analysis, negotiation of terms, surveillance and, if necessary, loss mitigation. The Company believes that its insurance:

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

U.S. Municipal Market Data (1)
Based on Sale Date

	Six Months 2016		Six Months 2015		Year Ended December 31, 2015
	Par	Number of issues	Par	Number of issues	Par	Number of issues
	(dollars in billions, except number of issues)
New municipal bonds issued	$214.9	6,428	$215.0	6,842	$377.6	12,076
Total insured	12.9	976	14.4	1,084	25.2	1,880
Insured by Assured Guaranty	6.9	465	8.7	594	15.1	1,009
____________________
(1)    Source: Thomson Reuters.

Industry Penetration Rates (1)
U.S. Municipal Market

	Six Months		Year Ended December 31,
	2016	2015	2015
Market penetration par	6.0%	6.7%	6.7%
Market penetration based on number of issues	15.2	15.8	15.6
% of single A par sold	25.9	23.1	22.1
% of single A transactions sold	57.5	53.1	54.1
% of $25 million and under par sold	17.7	18.9	18.7
% of $25 million and under transactions sold	17.3	17.9	17.6
____________________

(1)	Source: Thomson Reuters.

New Business Production

	Second Quarter		Six Months
	2016	2015	2016	2015
	(in millions)
Gross Written Premiums
Public Finance—U.S.	$33	$23	$48	$36
Public Finance—non-U.S.	7	(1)	15	(1)
Structured Finance—U.S.	(3)	0	(6)	19
Structured Finance—non-U.S.	(1)	0	(2)	0
Total gross written premiums	$36	$22	$55	$54

PVP (1):
Public Finance—U.S.	$33	$25	$64	$38
Public Finance—non-U.S.	7	—	14	—
Structured Finance—U.S.	1	1	1	19
Structured Finance—non-U.S.	—	—	—	5
Total PVP	$41	$26	$79	$62
Gross Par Written:
Public Finance—U.S.	$4,366	$5,581	$7,115	$8,022
Public Finance—non-U.S.	406	—	406	—
Structured Finance—U.S.	3	—	3	261
Structured Finance—non-U.S.	—	—	—	6
Total gross par written	$4,775	$5,581	$7,524	$8,289
____________________

(1)	PVP and Gross Par Written in the table above are based on "close date," when the transaction settles. See “– Non-GAAP Financial Measures – PVP or Present Value of New Business Production.”
Gross written premiums in Second Quarter 2016 were $36 million, compared to $22 million in Second Quarter 2015. Gross written premiums include amounts collected upfront on new business written as well as the present value of contractual or expected premiums discounted at risk free rates and the effects of changes in the estimated lives of all transactions in the inforce book of business. The increase in gross written premiums was primarily attributable to the increase in new business written in the public finance sector. For Six Months 2016, gross written premiums were mostly flat compared to Six Months 2015 with increases in public finance new business written offset by changes in lives in the structured finance portfolio.

U.S. public finance PVP increased in Second Quarter and Six Months 2016 compared with the comparable prior year period, while the average premium rate increased and the average rating of par written remained in the A- category. During Second Quarter 2016 and Six Months 2016, Assured Guaranty once again guaranteed the majority of insured par issued.

Non-U.S. public finance PVP in Six Months 2016 represents secondary market financial guarantees written on utility bonds written in Second Quarter 2016 and the restructuring of an insured obligation in the first quarter 2016.

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

In Second Quarter 2016, the Company repurchased a total of 2.3 million common shares for approximately $60 million at an average price of $25.73 per share.

Summary of Share Repurchases

	Amount	Number of Shares	Average price per share
	(in millions, except per share data)
2013	$264	12.5	$21.12
2014	590	24.4	24.17
2015	555	21.0	26.43
2016 (through August 3, 2016)	155	6.2	25.24
Cumulative repurchases since the beginning of 2013	$1,564	64.1	24.42

Accretive Effect of Cumulative Repurchases(1)

	Second Quarter		Six Months
	2016	2015	2016	2015	As of June 30, 2016	As of December 31, 2015
			(per share)
Net income	$0.30	$0.42	$0.37	$0.63
Operating income	0.27	0.38	0.48	0.52
Shareholders' equity					$7.24	$5.75
Operating shareholders' equity					6.65	5.49
Adjusted book value					12.01	10.83
_________________

(1)	Cumulative repurchases since the beginning of 2013.

As of August 3, 2016, $150 million of total capacity remained from the authorization, on a settlement basis.

In order to reduce leverage, and possibly rating agency capital charges, the Company has mutually agreed with beneficiaries to terminate selected financial guaranty insurance and credit derivative contracts. In particular, the Company has targeted investment grade securities for which claims are not expected but which carry a disproportionately large rating agency capital charge. The Company terminated $2.2 billion and $0.5 billion in net par of investment grade financial guaranty and credit default swap ("CDS") contracts in the Second Quarter 2016 and Second Quarter 2015, respectively. The Company terminated $4.1 billion and $0.6 billion in net par of investment grade financial guaranty and CDS contracts in Six Months 2016 and Six Months 2015, respectively, .

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

On July 1, 2016, Assured Guaranty Corp. ("AGC") acquired all of the issued and outstanding capital stock of CIFG Holding Inc., the parent of financial guaranty insurer CIFG Assurance North America, Inc. ("CIFG") (the "CIFG Acquisition"), in accordance with the agreement announced on April 13, 2016. AGC transferred $450.6 million in cash to a paying agent on June 30, 2016, in anticipation of closing; the Company recorded this transaction as funds restricted for the CIFG Acquisition on the consolidated balance sheet as of June 30, 2016. AGC caused the acquisition to be consummated on July 1, 2016 and merged CIFG with and into AGC, with AGC as the surviving company, on July 5, 2016. The CIFG Acquisition added $4.4 billion of net par insured on July 1, 2016.

On April 1, 2015 (the "Radian Acquisition Date"), AGC completed the acquisition of Radian Asset for a cash purchase price of $804.5 million. In connection with the acquisition, AGC acquired Radian Asset’s entire insured portfolio, which resulted in an increase in net par outstanding as of the Radian Acquisition Date of approximately $13.6 billion, consisting of $9.4 billion public finance net par outstanding and $4.2 billion structured finance net par outstanding. In 2015, the acquisition contributed net income of approximately $2.46 per share and operating income of approximately $2.13 per share, including the bargain purchase gain, settlement of pre-existing relationships and activity since the Radian Acquisition Date. Shareholders' equity benefited by $1.04 per share, operating shareholders' equity benefited by $1.26 per share and adjusted book value benefited by $3.73 per share as of the Radian Acquisition Date.

Loss Mitigation

In an effort to avoid or reduce potential losses in its insurance portfolios, the Company employs a number of strategies.

In the public finance area, the Company believes that its experience and the resources it is prepared to deploy, as well as its ability to provide bond insurance or other contributions as part of a solution, has resulted in more favorable outcomes in distressed public finance situations than would have been the case without its participation, as illustrated, for example, by the Company's role in the Detroit, Michigan; Stockton, California; and Jefferson County, Alabama financial crises. Currently, the Company is an active participant in discussions with the Commonwealth of Puerto Rico and its advisors with respect to a number of Puerto Rico credits. For example, on December 24, 2015, AGC and Assured Guaranty Municipal Corp. ("AGM") entered into a Restructuring Support Agreement (“RSA”) with Puerto Rico Electric Power Authority ("PREPA"), an ad hoc group of uninsured bondholders and a group of fuel-line lenders that would, subject to certain conditions, result in, among other things, modernization of the utility and a restructuring of current debt. Legislation meeting the requirements of the RSA was enacted on February 16, 2016.  The closing of the restructuring transaction, the issuance of the surety bonds and the closing of the bridge financing are subject to certain conditions, including confirmation that the enacted legislation meets all requirements of the RSA and execution of acceptable documentation and legal opinions. There can be no assurance that the conditions in the RSA will be met or that, if the conditions are met, the RSA's other provisions, including those related to the restructuring of the insured PREPA revenue bonds, will be implemented. In addition, there also can be no assurance that the negotiations with respect to other Puerto Rico credits will result in agreements on a consensual recovery plans.

The Company is currently working with the servicers of some of the residential mortgage-backed securities ("RMBS") it insures to encourage the servicers to provide alternatives to distressed borrowers that will encourage them to continue making payments on their loans and so improve the performance of the related RMBS. Many of the Home equity lines of credit ("HELOC") loans underlying the HELOC RMBS are entering their amortization periods, which results in material increases to the size of the monthly payments the borrowers are required to make.

    The Company also continues to purchase attractively priced obligations, including below-investment-grade ("BIG") obligations, that it has insured and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses ("loss mitigation securities"). These purchases resulted in a reduction of net expected loss to be paid of $538 million as of June 30, 2016. The fair value of assets purchased for loss mitigation purposes as of June 30, 2016 (excluding the value of the Company's insurance) was $994 million, with a par of $1,876 million (including bonds related to FG VIEs of $53 million in fair value and $272 million in par).

In some instances, the terms of the Company's policy gives it the option to pay principal on an accelerated basis on an obligation on which it has paid a claim, thereby reducing the amount of guaranteed interest due in the future. The Company has at times exercised this option, which uses cash but reduces projected future losses.

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

Other Events

Brexit

The Company is evaluating the impact on its business of the referendum held in the U.K on June 23, 2016, in which a majority voted to exit the European Union (“EU”), known as “Brexit”. Negotiations are expected to commence soon to determine the future terms of the U.K’s relationship with the EU, including the terms of trade between the U.K. and the EU. The negotiations, once commenced, are likely to last for two years, or possibly more. Brexit may impact laws, rules and regulations applicable to the Company’s U.K. subsidiaries and U.K. operations.

The Company cannot predict the direction Brexit-related developments will take nor the impact of those developments on the economies of the markets the Company serves, which may materially adversely affect the Company’s business, results of operations and financial condition, but the Company has identified certain areas where Brexit may impact its business:

•
Currency Impact. The Company reports its accounts in US dollars, while some of its income, expenses and assets are denominated in other currencies, primarily the U.K’s pound sterling and the EU’s Euro. From March 31, 2016 to June 30, 2016, the value of pound sterling dropped from £1.44 per dollar to £1.33 per dollar, while the Euro dropped from €1.14 per dollar to €1.11 per dollar. For Second Quarter 2016 the Company recognized losses of approximately $9 million in the consolidated statement of operations, net of tax, and approximately $18 million in other comprehensive income, net of tax, for foreign currency translation, that were primarily driven by the exchange rate fluctuations of the pound sterling. Future movements in currency exchange rates will also impact the consolidated statements of operation and other comprehensive income.

•
U.K. Business. Approximately $16.7 billion of the Company’s insured net par is to risks located in the U.K., and most of that exposure is to utilities, with much of the rest to hospital facilities, toll roads, government accommodation, housing associations, universities and other public purpose enterprises that the Company believes are not overly vulnerable to Brexit pressures. AGE is currently authorized by the Prudential Regulation Authority (“PRA”) of the Bank of England with permissions sufficient to enable AGE to effect and carry out financial guaranty insurance and reinsurance in the U.K. Most of the new transactions insured by AGE since 2008 have been in the U.K.

•
Business Elsewhere in the EU. Approximately $6.6 billion of the Company’s insured net par is to risks located in EU and European Economic Area (“EEA”) countries other than the U.K. Currently, EU directives allow AGE to conduct business in other EU or EEA states based on its PRA permissions. This is sometimes called “passporting”. Depending on the terms of Brexit, AGE may, once Brexit is implemented, lose the ability to insure new transactions from London in non-U.K. EU and EEA countries without obtaining additional licenses, which may require a presence in another EU country. While pertinent laws and regulations have yet to be adopted or passed, the Company does not believe Brexit will adversely affect its surveillance and loss mitigation activities with respect to existing insured transactions in non-U.K. EU and EEA countries, except to the extent Brexit inhibits the issuance of new guaranties in distressed situations in non-U.K. EU or EEA countries. As noted above, most of the new transactions insured by AGE since 2008 have been in the U.K.

•
Employees. While nearly one-third of the employees working in AGE’s London office are non-U.K. EU or EEA citizens, most of those employees currently qualify, and the Company expects the rest to qualify within the next two years, to become permanent residents under current U.K. law.

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

An understanding of the Company’s accounting policies is of critical importance to understanding its consolidated financial statements. See Part II, Item 8. “Financial Statements and Supplementary Data” of the Company's Annual Report on Form 10-K for a discussion of the significant accounting policies, the loss estimation process, and the fair value methodologies.

The Company carries a portion of its assets and liabilities at fair value, the majority of which are measured at fair value on a recurring basis. Level 3 assets, consisting primarily of financial guaranty variable interest entities’ assets, credit derivative assets, and investments, represented approximately 16% and 20% of total assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, respectively. All of the Company's liabilities that are measured at fair value are Level 3. See Note 7, Fair Value Measurement, of the Financial Statements for additional information about assets and liabilities classified as Level 3.

Consolidated Results of Operations

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Revenues:
Net earned premiums	$214	$219	$397	$361
Net investment income	98	98	197	199
Net realized investment gains (losses)	10	(9)	(3)	7
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	24	8	32	29
Net unrealized gains (losses)	39	82	(29)	185
Net change in fair value of credit derivatives	63	90	3	214
Fair value gains (losses) on CCS	(11)	23	(27)	25
Fair value gains (losses) on FG VIEs	4	5	22	(2)
Bargain purchase gain and settlement of pre-existing relationships	—	214	—	214
Other income (loss)	18	55	52	46
Total revenues	396	695	641	1,064
Expenses:
Loss and LAE	102	188	192	206
Amortization of deferred acquisition costs	5	6	9	10
Interest expense	25	26	51	51
Other operating expenses	63	66	123	122
Total expenses	195	286	375	389
Income (loss) before provision for income taxes	201	409	266	675
Provision (benefit) for income taxes	55	112	61	177
Net income (loss)	$146	$297	$205	$498

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

Net Earned Premiums

	Second Quarter		Six Months
	2016	2015	2016	2015
	(in millions)
Financial guaranty:
Public finance
Scheduled net earned premiums and accretion	$73	$89	$142	$155
Accelerations(1)	83	96	162	136
Total public finance	156	185	304	291
Structured finance(2)
Scheduled net earned premiums and accretion	24	34	49	68
Accelerations(1)	34	—	44	1
Total structured finance	58	34	93	69
Other	—	0	0	1
Total net earned premiums	$214	$219	$397	$361
____________________

(1)	Reflects the unscheduled refunding or termination of the insurance on an insured obligation as well as changes in scheduled earnings due to changes in the expected lives of the insured obligations.

(2)	Excludes $3 million and $5 million for Second Quarter 2016 and 2015, respectively, and $8 million and $10 million for Six Months 2016 and 2015, respectively, related to consolidated FG VIEs.

Net earned premiums increased in Six Months 2016 compared with Six Months 2015 due primarily to higher accelerations, offset by the scheduled decline in structured finance par outstanding, as shown in the table above.

At June 30, 2016, $3.4 billion of net deferred premium revenue remained to be earned over the life of the insurance contracts.

Net Investment Income

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets.

Net Investment Income (1)

	Second Quarter		Six Months
	2016	2015	2016	2015
	(in millions)
Income from fixed-maturity securities managed by third parties	$77	$85	$156	$167
Income from internally managed securities:
Fixed maturities	22	14	39	29
Other	1	1	6	7
Gross investment income	100	100	201	203
Investment expenses	(2)	(2)	(4)	(4)
Net investment income	$98	$98	$197	$199
____________________

(1)
Net investment income excludes $2 million and $3 million for Second Quarter 2016 and 2015, and $7 million and $6 million for Six Months 2016 and 2015, respectively, related to securities in the investment portfolio owned by AGC and AGM that were issued by consolidated FG VIEs.

Net investment income for Second Quarter 2016 was flat compared to Second Quarter 2015. The net investment income from the internally managed securities increased due to the higher average investment balance, while the average investment balance of the fixed-maturity securities managed by third parties declined, generating a lower net investment income.

Net investment income for Six Months 2016 decreased slightly compared to Six Months 2015 due to lower average long-term investment balances. The overall pre-tax book yield was 3.69% as of June 30, 2016 and 3.55% as of June 30, 2015, respectively. Excluding the internally managed portfolio, pre-tax book yield was 3.53% as of June 30, 2016 compared with 3.38% as of June 30, 2015.

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses). See Note 10, Investments and Cash, of the Financial Statements.

Net Realized Investment Gains (Losses)

	Second Quarter		Six Months
	2016	2015	2016	2015
	(in millions)
Gross realized gains on available-for-sale securities	$14	$8	$20	$32
Gross realized losses on available-for-sale securities	0	(6)	(2)	(7)
Net realized gains (losses) on other invested assets	1	1	0	1
Other-than-temporary impairment	(5)	(12)	(21)	(19)
Net realized investment gains (losses)	$10	$(9)	$(3)	$7

Realized gains on the investment portfolio for Second Quarter 2016 were due primarily to sales of securities in order to fund the CIFG Acquisition. Realized gains in Six Months 2015 were due primarily to sales of securities in order to fund the purchase of Radian Asset by AGC. Other-than-temporary-impairments in Second Quarter 2016 and 2015, and in Six Months 2016 and 2015 were primarily attributable to securities purchased for loss mitigation purposes and other-than-temporary-impairment recognized due to changes in foreign exchange rates.

Bargain Purchase Gain and Settlement of Pre-existing Relationships

On April 1, 2015, AGC completed the acquisition of Radian Asset and merged Radian Asset with and into AGC, with AGC as the surviving company of the merger. In connection with the acquisition, in Second Quarter 2015 and Six Months 2015, the Company recognized $55 million in a bargain purchase gain and $159 million on settlement of pre-existing relationships.

See Note 2, Acquisition of Radian Asset Assurance Inc., in Part II, Item 8. “Financial Statements and Supplementary Data” of AGL’s Annual Report on Form 10-K for the year ended December 31, 2015, for additional information.

Other Income (Loss)

Other income (loss) is comprised of recurring items such as foreign exchange remeasurement gains and losses, ancillary fees on financial guaranty policies such as commitment, consent and processing fees, and if applicable, other revenue items on financial guaranty insurance and reinsurance contracts such as commutation gains on re-assumptions of previously ceded business, loss mitigation recoveries and certain non-recurring items. Foreign exchange loss in Second Quarter 2016 and Six Months 2016 was due primarily to the decline in the exchange rate of the British pound sterling following Brexit. In Second Quarter 2015 and Six Months 2015, the Company entered into a commutation agreement in order to reassume ceded books of business from certain of its reinsurers and recognized a gain on such commutations. In Second Quarter 2016 and Six Months 2016 the Company also recognized a benefit due to loss mitigation recoveries.

Other Income (Loss)

	Second Quarter		Six Months
	2016	2015	2016	2015
	(in millions)
Foreign exchange gain (loss) on remeasurement of premium receivable and loss reserves	$(17)	$13	$(19)	$0
Commutation gains	—	33	—	33
Other	35	9	71	13
Total other income (loss)	$18	$55	$52	$46

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

Net expected loss to be paid consists primarily of the present value of future: expected claim and LAE payments, expected recoveries from excess spread and other collateral in the transaction structures, cessions to reinsurers, and expected recoveries for breaches of R&W and the effects of other loss mitigation strategies. Current risk free rates are used to discount expected losses at the end of each reporting period and therefore changes in such rates from period to period affect the expected loss estimates reported. Assumptions used in the determination of the net expected loss to be paid such as delinquency, severity, and discount rates and expected timeframes to recovery in the mortgage market were consistent by sector regardless of the accounting model used. The primary drivers of economic loss development are discussed below. Changes in risk free rates used to discount losses affect economic loss development, loss and LAE, and operating loss and LAE; however the effect of changes in discount rates are not indicative of actual credit impairment or improvement in the period.

The primary differences between net economic loss development and loss and LAE are that the amount reported in the Consolidated Statements of Operations:

•	considers deferred premium revenue in the calculation of loss reserves and loss and LAE for financial guaranty insurance contracts,

•	eliminates loss and LAE related to FG VIEs and

•	does not include estimated losses on credit derivatives.

Loss and LAE reported in operating income (i.e. operating loss and LAE) includes losses on financial guaranty insurance, credit derivatives and FG VIEs.

For financial guaranty insurance contracts, the loss and LAE reported in the Consolidated Statements of Operations is generally recorded only when expected losses exceed deferred premium revenue. Therefore, the timing of loss recognition in income does not necessarily coincide with the timing of the actual credit impairment or improvement reported in net economic loss development. Transactions acquired in a business combination generally have the largest deferred premium revenue balances because of the purchase accounting adjustments made at acquisition. Therefore the largest differences between net economic loss development and loss and LAE on financial guaranty insurance contracts generally relate to these policies. See "Loss and LAE (Financial Guaranty Insurance Contracts)" below.

Net Expected Loss to be Paid

	As of June 30, 2016	As of December 31, 2015
	(in millions)
Public finance	$1,000	$809
Structured finance
U.S. RMBS before R&W payable (recoverable)	134	488
R&W payable (recoverable) (1)(2)	58	(79)
U.S. RMBS after R&W	192	409
Other structured finance	134	173
Structured finance	326	582
Total	$1,326	$1,391
____________________

(1)
As of June 30, 2016 and December 31, 2015, the remaining estimated benefit for recoveries for breaches of R&W are subject to contractual settlement agreements. While the Company was no longer actively pursuing any R&W providers for breaches at June 30, 2016, it again began actively pursuing R&W providers for breaches after that date as a result of the CIFG Acquisition.

(2)
The Company’s agreements with R&W providers generally provide that, as the Company makes claim payments, the R&W providers reimburse it for those claims; if the Company later receives reimbursement through the transaction (for example, from excess spread), the Company repays the R&W providers. When the Company projects receiving more reimbursements in the future than it projects paying in claims on transactions covered by R&W settlement agreements, the Company will have a net R&W payable.

Economic Loss Development (Benefit) (1)

	Second Quarter		Six Months
	2016	2015	2016	2015
	(in millions)
Public finance	$109	$224	$208	$230
Structured finance
U.S. RMBS before R&W payable (recoverable)	(107)	(28)	(157)	(75)
R&W payable (recoverable)	26	(4)	45	47
U.S. RMBS after R&W	(81)	(32)	(112)	(28)
Other structured finance	(6)	0	(15)	(13)
Structured finance	(87)	(32)	(127)	(41)
Total	$22	$192	$81	$189
____________________

(1)
Economic loss development includes the effects of changes in assumptions based on observed market trends, changes in discount rates, accretion of discount and the economic effects of loss mitigation efforts.

Second Quarter 2016 Net Economic Loss Development

Total economic loss development of $22 million in Second Quarter 2016 was generated mainly by the U.S. public finance sector, partially offset by a net benefit in the structured finance sector. The risk-free rates used to discount expected losses ranged from 0.0% to 2.46% as of June 30, 2016 and 0.0% to 2.88% as of March 31, 2016. The effect of changes in the risk-free rates used to discount expected losses was a loss of $45 million in Second Quarter 2016.

U.S. Public Finance Economic Loss Development: The net par outstanding for U.S. public finance obligations rated BIG by the Company was $8.3 billion as of June 30, 2016 compared with $8.0 billion as of March 31, 2016. The Company projects that its total net expected loss across its troubled U.S. public finance credits as of June 30, 2016 will be $963 million, compared with $864 million as of March 31, 2016. Economic loss development in Second Quarter 2016 was $111 million, which was primarily attributable to Puerto Rico exposures. See "Insured Portfolio-Exposure to Puerto Rico" below for details about significant developments that have taken place in Puerto Rico.

U.S. RMBS Economic Loss Development: The net benefit attributable to U.S. RMBS was $81 million and was due mainly to the acceleration of claim payments as a means of mitigating future losses on certain Alt-A transactions and transaction performance improvement.

Other Structured Finance Economic Loss Development: The net benefit attributable to structured finance (excluding U.S. RMBS) was $6 million, due primarily to improved performance of various credits and changes in interest rates.

Second Quarter 2015 Net Economic Loss Development

Total economic loss development was $192 million in Second Quarter 2015, due primarily to increases in loss estimates on Puerto Rico exposures, offset in part by a benefit of $47 million attributable to the increase in risk-free rates used to discount expected losses. The risk-free rates used to discount expected losses ranged from 0.0% to 3.37% as of June 30, 2015 and 0.0% to 2.89% as of March 31, 2015. In addition to economic loss development for Second Quarter 2015, the Company also increased expected losses related to Radian Asset on the Radian Acquisition Date by $190 million.

U.S. Public Finance Economic Loss Development: The net par outstanding for U.S. public finance obligations rated BIG by the Company was $9.9 billion as of June 30, 2015 compared with $7.9 billion as of March 31, 2015. The increase in BIG was primarily attributable to the acquisition of Radian Asset's $2.3 billion BIG U.S. public finance portfolio. The Company projected that its total net expected loss across its troubled U.S. public finance credits as of June 30, 2015 would be $613 million, compared with $310 million as of March 31, 2015. Economic loss development in Second Quarter 2015 was $226 million, which was primarily attributable to Puerto Rico exposures. In addition to economic loss development for Second Quarter 2015, the Company also increased U.S. public finance expected losses related to Radian Asset on the Radian Acquisition Date by $81 million.

U.S. RMBS Economic Loss Development: The net favorable economic development attributable to U.S. RMBS of $32 million was primarily due to increased risk-free rates used to discount long dated losses during the quarter.

Other structured finance: Upon the acquisition of Radian Asset, the Company added $101 million in expected losses related to the acquired Radian Asset portfolio of other structured finance obligations.

Six Months 2016 Net Economic Loss Development

Total economic loss development of $81 million in Six Months 2016 was generated mainly by the U.S. public finance sector, partially offset by a net benefit in the structured finance sector. The effect of the change in the risk-free rates used to discount expected losses was a loss of $108 million in Six Months 2016.

Six Months 2015 Net Economic Loss Development

Total economic loss development of $189 million in Six Months 2015 was primarily due to higher U.S. public finance sector losses due primarily to Puerto Rico, partially offset by gains from higher risk-free rates used to discount long dated losses.

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

While expected loss to be paid is an important liquidity measure that provides the present value of amounts that the Company expects to pay or recover in future periods on all contracts, expected loss to be expensed is important because it presents the Company’s projection of loss and LAE that will be recognized in future periods as deferred premium revenue amortizes into income in the Consolidated Statements of Operations for financial guaranty insurance policies. Expected loss to be paid for FG VIEs pursuant to AGC’s and AGM’s financial guaranty policies is calculated in a manner consistent with financial guaranty insurance contracts, but eliminated in consolidation under GAAP.

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

	Second Quarter		Six Months
	2016	2015	2016	2015
	(in millions)
Public finance	$115	$197	$212	$215
Structured finance:
U.S. RMBS	(12)	(9)	(1)	(2)
Other structured finance	(4)	2	(15)	0
Structured finance	(16)	(7)	(16)	(2)
Total insurance contracts before FG VIE consolidation	99	190	196	213
Effect of consolidating FG VIEs	3	(2)	(4)	(7)
Total loss and LAE (1)	$102	$188	$192	$206
____________________

(1)
Excludes credit derivative benefit of $11 million and $9 million for Second Quarter 2016 and Second Quarter 2015 and credit derivative benefit of $17 million and $21 million for Six Months 2016 and Six Months 2015, which are included in non-GAAP operating loss and LAE.

Loss and LAE in Second Quarter 2016 was mainly driven by higher loss reserves on certain Puerto Rico exposures partially offset by a benefit from U.S. RMBS transactions due to the acceleration of claim payments as a means of mitigating future losses on certain Alt-A transactions and transaction performance improvement. In Second Quarter 2015, loss and LAE were due primarily to Puerto Rico exposures, partially offset by a benefit for the increase in risk-free rates used to discount expected losses.

Loss and LAE in Six Months 2016 was mainly driven by higher loss reserves on certain Puerto Rico exposures partially offset by a benefit from the U.S. RMBS transactions described above and commutations of certain assumed student loan exposures. In Six Months 2015, loss and LAE incurred were due primarily to increased loss estimates on certain Puerto Rico exposures, partially offset by a benefit in student loans and insured trust preferred securities ("TruPS") transactions.

For financial guaranty contracts accounted for as insurance, the amounts reported in the GAAP financial statements may only reflect a portion of the current period’s economic loss development and may also include a portion of prior-period economic loss development. The difference between economic loss development on financial guaranty insurance contracts and loss and LAE recognized in the Consolidated Statements of Operations relates to the effect of taking deferred premium revenue into account for loss and LAE, which is not considered in economic loss development.

The table below presents the expected timing of loss recognition for insurance contracts on both a reported GAAP net income and non-GAAP operating income basis.

Financial Guaranty Insurance
Net Expected Loss to be Expensed
As of June 30, 2016

	In GAAP Reported Income	In Non-GAAP Operating Income (1)
	(in millions)
2016 (July 1 – September 30)	$9	$11
2016 (October 1 – December 31)	8	11
2017	30	39
2018	28	35
2019	29	34
2020	27	32
2021-2025	103	120
2026-2030	71	79
2031-2035	40	52
After 2035	19	23
Net expected loss to be expensed	364	436
Future accretion	199	216
Total expected future loss and LAE	$563	$652
____________________

(1)	Net expected loss to be expensed for GAAP reported income is different than operating income, a non-GAAP financial measure, by the amount related to consolidated FG VIEs and credit derivatives.

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

Except for net estimated credit impairments (i.e., net expected payments), the unrealized gains and losses on credit derivatives are expected to reduce to zero as the exposure approaches its maturity date. Changes in the fair value of the Company’s credit derivatives that do not reflect actual or expected claims or credit losses have no impact on the Company’s statutory claims-paying resources, rating agency capital or regulatory capital positions. Expected losses to be paid in respect of contracts accounted for as credit derivatives are included in the discussion above “Economic Loss Development.”

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

The valuation of the Company’s credit derivative contracts requires the use of models that contain significant, unobservable inputs, and are classified as Level 3 in the fair value hierarchy. The models used to determine fair value are primarily developed internally based on market conventions for similar transactions that the Company observed in the past. There has been very limited new issuance activity in this market over the past several years and as of June 30, 2016, market prices for the Company’s credit derivative contracts were generally not available. Inputs to the estimate of fair value include various market indices, credit spreads, the Company’s own credit spread, and estimated contractual payments. See Note 7, Fair Value Measurement, of the Financial Statements for additional information.

Net Change in Fair Value of Credit Derivatives Gain (Loss)

	Second Quarter		Six Months
	2016	2015	2016	2015
	(in millions)
Realized gains on credit derivatives	$18	$15	$28	$38
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	6	(7)	4	(9)
Realized gains (losses) and other settlements (1)	24	8	32	29
Net unrealized gains (losses):
Pooled corporate obligations	8	7	(40)	24
U.S. RMBS	27	62	12	137
Commercial mortgage-backed securities ("CMBS")	0	4	0	4
Other	4	9	(1)	20
Net unrealized gains (losses)	39	82	(29)	185
Net change in fair value of credit derivatives	$63	$90	$3	$214
____________________

(1)	Includes realized gains and losses due to terminations and settlements of CDS contracts.

Net Par and Realized Gains
from Terminations and Settlements of Credit Derivative Contracts

	Second Quarter		Six Months
	2016	2015	2016	2015
	(in millions)
Net par of terminated credit derivative contracts	$2,436	$471	$2,436	$564
Realized gains on credit derivatives	8	2	8	13
Net unrealized gains (losses) on credit derivatives	59	0	70	(1)

During Second Quarter 2016, unrealized fair value gains were generated primarily as a result of CDS terminations. The Company reached a settlement agreement with two CDS counterparties to terminate several CDS transactions. This was the primary driver of the unrealized fair value gains in the U.S. RMBS, pooled corporate CLO, and Other sectors. The unrealized fair value gains were partially offset by unrealized losses resulting from wider implied net spreads across all sectors. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC’s and AGM’s name, particularly for the one year CDS spread, as the market cost of AGC’s and AGM’s credit protection decreased significantly during the period. For those CDS transactions that were pricing at or above their floor levels, when the cost of purchasing CDS protection on AGC and AGM decreased, the implied spreads that the Company would expect to receive on these transactions increased.

During Six Months 2016, unrealized fair value losses were generated primarily in the TruPS CDO sector, due to wider implied net spreads. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC’s and AGM’s name, particularly for the one year and five year CDS spread, as the market cost of AGC’s and AGM’s credit protection decreased during the period. For those CDS transactions that were pricing at or above their floor levels, when the cost of purchasing CDS protection on AGC and AGM decreased, the implied spreads that the Company would expect to receive on these transactions increased. The unrealized fair value losses were partially offset by unrealized fair value gains which resulted from the terminations of several CDS transactions during the period. The majority of the CDS transactions were terminated as a result of settlement agreements with two CDS counterparties in Second Quarter 2016, as discussed above.

During Second Quarter 2015, unrealized fair value gains were generated primarily in the TruPS CDO sector, and U.S. RMBS prime first lien and Option ARM and subprime sectors, due to tighter implied net spreads. The tighter implied net spreads were primarily a result of the increased cost to buy protection in AGC’s and AGM’s name, particularly for the one year and five year CDS spread, as the market cost of AGC’s and AGM’s credit protection increased during the period. For those CDS transactions that were pricing above their floor levels, when the cost of purchasing CDS protection on AGC and AGM increased, the implied spreads that the Company would expect to receive on these transactions decreased.

During Six Months 2015, unrealized fair value gains were generated primarily in the TruPS CDO sector, and U.S. RMBS prime first lien and Option ARM and subprime sectors, due to tighter implied net spreads. The tighter implied net spreads were primarily a result of the increased cost to buy protection in AGC's and AGM's name, particularly for the one year and five year CDS spread, as the market cost of AGC's and AGM's credit protection increased during the period. For those CDS transactions that were pricing above their floor levels, when the cost of purchasing CDS protection on AGC and AGM increased, the implied spreads that the Company would expect to receive on these transactions decreased. In addition, during Six Months 2015 there was a refinement in methodology to address an instance in a U.S. RMBS transaction that changed from an expected loss to an expected recovery position. This refinement resulted in approximately $49 million in fair value gains in Six Months 2015.

CDS Spread on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of June 30, 2016	As of March 31, 2016	As of December 31, 2015	As of June 30, 2015	As of March 31, 2015	As of December 31, 2014
Five-year CDS spread:
AGC	265	307	376	390	317	323
AGM	265	309	366	410	341	325
One-year CDS spread
AGC	45	105	139	120	60	80
AGM	47	102	131	125	80	85

Effect of Changes in the Company’s Credit Spread on
Net Unrealized Gains (Losses) on Credit Derivatives

	Second Quarter		Six Months
	2016	2015	2016	2015
	(in millions)
Change in unrealized gains (losses) of credit derivatives:
Before considering implication of the Company’s credit spreads	$68	$(20)	$41	$91
Resulting from change in the Company’s credit spreads	(29)	102	(70)	94
After considering implication of the Company’s credit spreads	$39	$82	$(29)	$185

Management believes that the trading level of AGC’s and AGM’s credit spreads over the past several years has been due to the correlation between AGC’s and AGM’s risk profile and the current risk profile of the broader financial markets, as well as the overall lack of liquidity in the CDS market. Offsetting the benefit attributable to AGC’s and AGM’s credit spread were higher credit spreads in the fixed income security markets relative to pre-financial crisis levels. The higher credit spreads in the fixed income security market are due to the lack of liquidity in the high-yield collateralized debt obligations ("CDO"), TruPS CDOs, and collateralized loan obligation ("CLO") markets as well as continuing market concerns over the 2005-2007 vintages of RMBS.

Financial Guaranty Variable Interest Entities

As of June 30, 2016 and December 31, 2015, the Company consolidated 32 and 34 VIEs, respectively. The table below presents the effects on reported GAAP income resulting from consolidating these FG VIEs and eliminating their related insurance and investment accounts and, in total, represents a difference between GAAP reported net income and non-GAAP operating income attributable to FG VIEs. The consolidation of FG VIEs has a significant effect on net income and shareholders' equity due to:

•	changes in fair value gains (losses) on FG VIE assets and liabilities,

•	the eliminations of premiums and losses related to the AGC and AGM FG VIE liabilities with recourse, and

•	the elimination of investment balances related to the Company’s purchase of AGC and AGM insured FG VIE debt.

Upon consolidation of a FG VIE, the related insurance and, if applicable, the related investment balances, are considered intercompany transactions and therefore eliminated. See “Non-GAAP Financial Measures—Operating Income” below and Note 9, Consolidated Variable Interest Entities, of the Financial Statements for more details.

Effect of Consolidating FG VIEs on Net Income

	Second Quarter		Six Months
	2016	2015	2016	2015
	(in millions)
Net earned premiums	$(3)	$(5)	$(8)	$(10)
Net investment income	(2)	(3)	(7)	(6)
Net realized investment gains (losses)	0	3	1	3
Fair value gains (losses) on FG VIEs	4	5	22	(2)
Bargain purchase gain	—	2	—	2
Loss and LAE	(2)	2	4	7
Effect on income before tax	(3)	4	12	(6)
Less: tax provision (benefit)	(1)	1	4	(3)
Effect on net income (loss)	$(2)	$3	$8	$(3)

Fair value gains (losses) on FG VIEs represent the net change in fair value on the consolidated FG VIEs’ assets and liabilities. During Second Quarter and Six Months 2016, the Company recorded a pre-tax net fair value gain on consolidated FG VIEs of $4 million and $22 million respectively. The primary driver of the gains was mark-to-market gains due to price appreciation on the FG VIE assets during the quarter and six months period resulting from improvements in the underlying collateral.

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

Net Change in Fair Value of CCS

The fair value losses for Second Quarter 2016 and Six Months 2016 were due to the narrowing of the credit spreads of AGM and AGC. The fair value gains for Second Quarter 2015 and Six Months 2015 were due to the widening of their credit spreads.

Other Operating Expenses

Other operating expenses in both Second Quarter 2016 and Six Months 2016 included $2 million in expenses related to the CIFG Acquisition and accelerated amortization of leasehold improvements as a result of the Company's upcoming move of its New York offices. Other operating expenses in both Second Quarter 2015 and Six Months 2015 included $12 million in expenses related to the acquisition of Radian Asset, comprised mainly of fees paid to financial and legal advisors and to the independent auditor.

Provision for Income Tax

Provision for Income Taxes and Effective Tax Rates

	Second Quarter		Six Months
	2016	2015	2016	2015
	(in millions)
Total provision (benefit) for income taxes	$55	$112	$61	$177
Effective tax rate	26.9%	27.5%	22.8%	26.2%

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

Non-GAAP Financial Measures

To reflect the key financial measures management analyzes in evaluating the Company’s operations and progress towards long-term goals, the Company discloses both financial measures determined in accordance with GAAP and financial measures not determined in accordance with GAAP (“non-GAAP financial measures”). Financial measures identified as non-GAAP should not be considered substitutes for GAAP financial measures. The primary limitation of non-GAAP financial measures is the potential lack of comparability to financial measures of other companies, which may define non-GAAP financial measures differently than Assured Guaranty. Three of the primary non-GAAP financial measures analyzed by the Company’s senior management are: operating income, adjusted book value and PVP.

Management and the Board of Directors use non-GAAP financial measures, as well as GAAP financial measures and other factors, to evaluate the Company’s results of operations, financial condition and progress towards long-term goals. By disclosing non-GAAP financial measures, the Company gives investors, analysts and financial news reporters access to some of the same information that management and the Board of Directors review internally. Assured Guaranty believes its presentation of non-GAAP financial measures is consistent with how analysts calculate their estimates of Assured Guaranty’s financial results in their research reports on Assured Guaranty and with how investors, analysts and the financial news media evaluate Assured Guaranty’s financial results.

Many investors, analysts and financial news reporters use operating shareholders’ equity as the principal financial measure for valuing AGL’s current share price or projected share price and also as the basis of their decision to recommend, buy or sell AGL’s common shares. Many of the Company’s fixed income investors also use operating shareholders’ equity to evaluate the Company’s capital adequacy. Many investors, analysts and financial news reporters also use adjusted book value to evaluate AGL’s share price and as the basis of their decision to recommend, buy or sell the AGL common shares. Operating income enables investors and analysts to evaluate the Company’s financial results as compared with the consensus analyst estimates distributed publicly by financial databases. Two non-GAAP financial measures, growth in adjusted book value per share and operating income, are key measures used to help determine compensation.

The following paragraphs define each non-GAAP financial measure disclosed by the Company and describe why it is useful. A reconciliation of the non-GAAP financial measure and the most directly comparable GAAP financial measure is presented below.

Operating Income

Management believes that operating income is a useful measure because it presents the results of operations of the Company with all financial guaranty contracts accounted for on a consistent basis and excludes fair value adjustments that are not expected to result in economic gain or loss, which clarifies the understanding of the underwriting results and financial condition of the Company. Operating income is defined as net income (loss) attributable to AGL, as reported under GAAP, adjusted for the following:

1)
Elimination of realized gains (losses) on the Company’s investments, except for gains and losses on securities classified as trading. The timing of realized gains and losses, which depends largely on market credit cycles, can vary considerably across periods. The timing of sales is largely subject to the Company’s discretion and influenced by market opportunities, as well as the Company’s tax and capital profile.

2)
Elimination of non-credit-impairment unrealized fair value gains (losses) on credit derivatives, which is the amount in excess of the present value of the expected estimated economic credit losses, and non-economic payments. Such fair value adjustments are heavily affected by, and in part fluctuate with, changes in market interest rates, credit spreads and other market factors and are not expected to result in an economic gain or loss. Additionally, this adjustment presents all financial guaranty contracts on a more consistent basis of accounting, whether or not they are subject to derivative accounting rules.

3)
Elimination of fair value gains (losses) on the Company’s CCS. Such amounts are heavily affected by, and in part fluctuate with, changes in market interest rates, credit spreads and other market factors and are not expected to result in an economic gain or loss.

4)
Elimination of foreign exchange gains (losses) on remeasurement of net premium receivables and loss and LAE reserves. Long-dated receivables and loss and LAE reserves represent the present value of future contractual or expected cash flows. Therefore, the current period’s foreign exchange remeasurement gains (losses) are not necessarily indicative of the total foreign exchange gains (losses) that the Company will ultimately recognize.

5)
Elimination of the effects of consolidating FG VIEs. GAAP requires the Company to consolidate certain VIEs that have issued debt obligations insured by the Company even though the Company does not own such VIEs. This adjustment presents all financial guaranty contracts on a more consistent basis of accounting, whether or not GAAP requires consolidation.

6) Elimination of the tax effects related to the above adjustments, which are determined by applying the statutory tax rate in each of the jurisdictions that generate these adjustments.

 Reconciliation of Net Income (Loss)
to Operating Income

	Second Quarter		Six Months
	2016	2015	2016	2015
	(in millions)
Net income (loss)	$146	$297	$205	$498
Less pre-tax adjustments:
Realized gains (losses) on investments	9	(12)	(5)	4
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	32	10	(28)	101
Fair value gains (losses) on CCS	(11)	22	(27)	24
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(17)	13	(19)	0
Effect of consolidating FG VIEs	(3)	4	12	(6)
Total pre-tax adjustments	10	37	(67)	123
Less tax effect on pre-tax adjustments	(3)	(18)	20	(43)
Operating income	$139	$278	$252	$418

Operating Shareholders’ Equity and Adjusted Book Value

     Management believes that operating shareholders’ equity is a useful measure because it presents the equity of the Company with all financial guaranty contracts accounted for on a consistent basis and excludes fair value adjustments that are not expected to result in economic gain or loss, which clarifies the understanding of the underwriting results and financial condition of the Company. Operating shareholders’ equity is the basis of the calculation of adjusted book value (see below). Operating shareholders’ equity is defined as shareholders’ equity attributable to AGL, as reported under GAAP, adjusted for the following:

1)
Elimination of the effects of consolidating FG VIEs in order to present all financial guaranty contracts on a more consistent basis of accounting, whether or not GAAP requires consolidation. GAAP requires the Company to consolidate certain VIEs that have issued debt obligations insured by the Company even though the Company does not own such VIEs.

2)
Elimination of non-credit-impairment unrealized fair value gains (losses) on credit derivatives, which is the amount in excess of the present value of the expected estimated economic credit losses, and non-economic payments. Such fair value adjustments are heavily affected by, and in part fluctuate with, changes in market interest rates, credit spreads and other market factors and are not expected to result in an economic gain or loss.

3)
Elimination of fair value gains (losses) on the Company’s CCS. Such amounts are heavily affected by, and in part fluctuate with, changes in market interest rates, credit spreads and other market factors and are not expected to result in an economic gain or loss.

4)
Elimination of unrealized gains (losses) on the Company’s investments that are recorded as a component of accumulated other comprehensive income (“AOCI”) (excluding foreign exchange remeasurement). The AOCI component of the fair value adjustment on the investment portfolio is not deemed economic because the Company generally holds these investments to maturity and therefore should not recognize an economic gain or loss.

 5) Elimination of the tax asset or liability related to the above adjustments, which are determined by applying the statutory tax rate in each of the jurisdictions that generate these adjustments.

Management uses adjusted book value to measure the intrinsic value of the Company, excluding franchise value. Growth in adjusted book value per share is one of the key financial measures used in determining the amount of certain long term compensation to management and employees and used by rating agencies and investors. Management believes that adjusted book value is a useful measure because it enables an evaluation of the net present value of the Company’s in-force premiums and revenues net of expected losses. Adjusted book value is operating shareholders’ equity, as defined above, further adjusted for the following:

1)	Elimination of deferred acquisition costs, net. These amounts represent net deferred expenses that have already been paid or accrued and will be expensed in future accounting periods.

2)	Addition of the net present value of estimated net future credit derivative revenue. See below.

3)
Addition of the deferred premium revenue on financial guaranty contracts in excess of expected loss to be expensed, net of reinsurance. This amount represents the expected future net earned premiums, net of expected losses to be expensed, which are not reflected in GAAP equity.

4) Elimination of the tax asset or liability related to the above adjustments, which are determined by applying the statutory tax rate in each of the jurisdictions that generate these adjustments.

The premiums and revenues included in adjusted book value will be earned in future periods, but actual earnings may differ materially from the estimated amounts used in determining current adjusted book value due to changes in foreign exchange rates, prepayment speeds, terminations, credit defaults and other factors.

Reconciliation of Shareholders’ Equity
to Adjusted Book Value

	As of June 30, 2016		As of December 31, 2015
	After-Tax	Per Share	After-Tax	Per Share
	(dollars in millions, except per share amounts)
Shareholders’ equity	$6,250	$47.06	$6,063	$43.96
Less pre-tax adjustments:
Effect of consolidating FG VIEs	(18)	(0.13)	(35)	(0.25)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(265)	(2.00)	(241)	(1.75)
Fair value gains (losses) on CCS	35	0.26	62	0.45
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	598	4.50	376	2.73
Taxes	(111)	(0.83)	(45)	(0.33)
Operating shareholders’ equity	6,011	45.26	5,946	43.11
Pre-tax adjustments:
Less: Deferred acquisition costs	110	0.83	114	0.83
Plus: Net present value of estimated net future credit derivative revenue	93	0.70	169	1.23
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	3,073	23.14	3,417	24.77
Taxes	(852)	(6.41)	(979)	(7.10)
Adjusted book value	$8,215	$61.86	$8,439	$61.18

Shareholder's equity increased since December 31, 2015 due primarily to positive income and net unrealized gains on available for sale investment securities recorded in AOCI, which was partially offset by share repurchases and dividends. While operating shareholders' equity increased, adjusted book value decreased since December 31, 2015 due mainly to share repurchases and dividends. Operating shareholders' equity per share and adjusted book value per share benefited from the repurchase of 5.4 million common shares through June 30, 2016.

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

PVP or Present Value of New Business Production

Management believes that PVP is a useful measure because it enables the evaluation of the value of new business production for the Company by taking into account the value of estimated future installment premiums on all new contracts underwritten in a reporting period as well as premium supplements and additional installment premium on existing contracts as to which the issuer has the right to call the insured obligation but has not exercised such right, whether in insurance or credit derivative contract form, which GAAP gross written premiums and the net credit derivative premiums received and receivable portion of net realized gains and other settlements on credit derivatives (“Credit Derivative Revenues”) do not adequately measure. PVP in respect of financial guaranty contracts written in a specified period is defined as gross upfront and installment premiums received and the present value of gross estimated future installment premiums, in each case, discounted at 6%. For purposes of the PVP calculation, management discounts estimated future installment premiums on insurance contracts at 6%, while under GAAP, these amounts are discounted at a risk free rate. Additionally, under GAAP, management records future installment premiums on financial guaranty insurance contracts covering non-homogeneous pools of assets based on the contractual term of the transaction, whereas for PVP purposes, management records an estimate of the future installment premiums the Company expects to receive, which may be based upon a shorter period of time than the contractual term of the transaction. Actual future net earned or written premiums and Credit Derivative Revenues may differ from PVP due to factors including, but not limited to, changes in foreign exchange rates, prepayment speeds, terminations, credit defaults, or other factors that affect par outstanding or the ultimate maturity of an obligation.

Reconciliation of PVP to Gross Written Premiums

	Second Quarter 2016					Second Quarter 2015
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
Total PVP	$33	$7	$1	$—	$41	$25	$—	$1	$—	$26
Less: PVP of non-financial guaranty insurance	—	—	1	—	1	—	—	0	—	0
Less: Financial guaranty installment premium PVP	—	7	—	—	7	—	—	1	—	1
Plus: Installment gross written premiums and other GAAP adjustments(1)	0	7	(3)	(1)	3	(2)	(1)	0	0	(3)
Total gross written premiums	$33	$7	$(3)	$(1)	$36	$23	$(1)	$0	$0	$22

	Six Months 2016					Six Months 2015
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
Total PVP	$64	$14	$1	$—	$79	$38	$—	$19	$5	$62
Less: PVP of non-financial guaranty insurance	—	—	1	—	1	—	—	1	5	6
Less: Financial guaranty installment premium PVP	—	14	—	—	14	—	—	18	—	18
Plus: Installment gross written premiums and other GAAP adjustments(1)	(16)	15	(6)	(2)	(9)	(2)	(1)	19	0	16
Total gross written premiums	$48	$15	$(6)	$(2)	$55	$36	$(1)	$19	$—	$54
 ___________________

(1)
Includes present value of new business on installment policies discounted at the prescribed GAAP discount rates, gross written premium adjustments on existing installment policies due to changes in assumptions, any cancellations of assumed reinsurance contracts, and other GAAP adjustments.

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

Net Par Outstanding and Average Internal Rating by Sector

	As of June 30, 2016		As of December 31, 2015
Sector	Net Par Outstanding	Avg. Rating	Net Par Outstanding	Avg. Rating
	(dollars in millions)
Public finance:
U.S.:
General obligation	$118,551	A	$126,255	A
Tax backed	54,876	A	58,062	A
Municipal utilities	42,959	A	45,936	A
Transportation	22,383	A-	23,454	A
Healthcare	13,636	A	15,006	A
Higher education	10,787	A	11,936	A
Infrastructure finance	3,096	BBB	4,993	BBB
Housing	1,845	A-	2,037	A
Investor-owned utilities	902	A-	916	A-
Other public finance—U.S.	3,079	A	3,271	A
Total public finance—U.S.	272,114	A	291,866	A
Non-U.S.:
Infrastructure finance	12,008	BBB	12,728	BBB
Regulated utilities	9,535	BBB+	10,048	BBB+
Pooled infrastructure	1,637	AA	1,879	AA
Other public finance	4,948	A	4,922	A
Total public finance—non-U.S.	28,128	BBB+	29,577	BBB+
Total public finance	300,242	A	321,443	A
Structured finance:
U.S.:
Pooled corporate obligations	11,913	AAA	16,008	AAA
RMBS	6,082	BBB-	7,067	BBB-
Insurance securitizations	2,439	A+	3,000	A+
Consumer receivables	1,905	A-	2,099	A-
Financial products	1,809	AA-	1,906	AA-
CMBS and other commercial real estate related exposures	387	AAA	533	AAA
Commercial receivables	362	BBB	427	BBB+
Other structured finance—U.S.	665	AA	730	AA-
Total structured finance—U.S.	25,562	AA-	31,770	AA-
Non-U.S.:
Pooled corporate obligations	2,532	AA-	3,645	AA
RMBS	484	BBB	492	BBB
Commercial receivables	441	BBB	600	BBB+
Other structured finance	603	AA-	621	AA-
Total structured finance—non-U.S.	4,060	A+	5,358	AA-
Total structured finance	29,622	A+	37,128	AA-
Total net par outstanding	$329,864	A	$358,571	A

The following tables set forth the Company’s net financial guaranty portfolio by internal rating.

Financial Guaranty Portfolio by Internal Rating
As of June 30, 2016

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$2,376	0.9%	$695	2.5%	$11,362	44.4%	$1,628	40.1%	$16,061	4.9%
AA	59,310	21.8	1,775	6.3	6,719	26.3	149	3.7	67,953	20.6
A	142,028	52.2	6,440	22.9	2,008	7.9	457	11.2	150,933	45.7
BBB	60,132	22.1	17,840	63.4	920	3.6	1,235	30.4	80,127	24.3
BIG	8,268	3.0	1,378	4.9	4,553	17.8	591	14.6	14,790	4.5
Total net par outstanding (1)	$272,114	100.0%	$28,128	100.0%	$25,562	100.0%	$4,060	100.0%	$329,864	100.0%
_____________________

(1)	Excludes $1.4 billion of loss mitigation securities insured and held by the Company as of June 30, 2016, which are primarily BIG.

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2015

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$3,053	1.1%	$709	2.4%	$14,366	45.2%	$2,709	50.6%	$20,837	5.8%
AA	69,274	23.7	2,017	6.8	7,934	25.0	177	3.3	79,402	22.1
A	157,440	53.9	6,765	22.9	2,486	7.8	555	10.3	167,246	46.7
BBB	54,315	18.6	18,708	63.2	1,515	4.8	1,365	25.5	75,903	21.2
BIG	7,784	2.7	1,378	4.7	5,469	17.2	552	10.3	15,183	4.2
Total net par outstanding (1)	$291,866	100.0%	$29,577	100.0%	$31,770	100.0%	$5,358	100.0%	$358,571	100.0%
_____________________

(1)	Excludes $1.5 billion of loss mitigation securities insured and held by the Company as of December 31, 2015, which are primarily BIG.

Exposure to Puerto Rico

The Company has insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (“Puerto Rico” or the “Commonwealth”) and various obligations of its related authorities and public corporations aggregating $5.1 billion net par as of June 30, 2016, rated triple-C or below.

Puerto Rico has experienced significant general fund budget deficits in recent years. In addition to high debt levels, Puerto Rico faces a challenging economic environment; the economy has declined nearly every year since 2007, while the population has shrunk every year since 2006 as residents have emigrated.

On June 28, 2015, Governor García Padilla of Puerto Rico (the "Governor") publicly stated that the Commonwealth’s public debt, considering the current level of economic activity, was unpayable and that a comprehensive debt restructuring might be necessary.

On November 30, 2015 and December 8, 2015, the Governor issued executive orders (“Clawback Orders”) directing the Puerto Rico Department of Treasury and the Puerto Rico Tourism Company to retain or transfer certain taxes pledged to secure the payment of bonds issued by the Puerto Rico Highways and Transportation Authority ("PRHTA"), Puerto Rico

Infrastructure Financing Authority ("PRIFA"), and Puerto Rico Convention Center District Authority ("PRCCDA"). On January 7, 2016, the Company sued various Puerto Rico governmental officials in the United States District Court, District of Puerto Rico, asserting that this attempt to “claw back” pledged taxes is unconstitutional, and demanding declaratory and injunctive relief. The Puerto Rico credits insured by the Company subject to the Clawback Orders are shown in the table “Puerto Rico Net Par Outstanding” below.

On January 1, 2016, PRIFA defaulted on payment of a portion of the interest due on its bonds on that date, resulting in a claim on the Company for those PRIFA bonds the Company insures. There have been additional payment defaults on this and other Puerto Rico credits since then, including, on July 1, 2016, a default on the payment of the Commonwealth’s general obligation bonds. The Company has now paid claims on several Puerto Rico credits as shown in the table “Puerto Rico Net Par Outstanding” below.

On April 6, 2016, the Governor signed into law the Puerto Rico Emergency Moratorium & Financial Rehabilitation Act (the “Moratorium Act”). The Moratorium Act purportedly empowers the Governor to declare, entity by entity, states of emergencies and moratoriums on debt service payments on obligations of the Commonwealth and its related authorities and public corporations, as well as instituting a stay against related litigation, among other things. The Governor has used the authority of the Moratorium Act to take a number of actions related to issuers of obligations the Company insures. National Public Finance Guarantee Corp. (another financial guarantor), holders of the Commonwealth general obligation bonds and certain Puerto Rico residents have filed suits to invalidate the Moratorium Act, and on July 21, 2016, the Company filed a motion and form of complaint in the U.S. District Court for the District of Puerto Rico seeking relief from the stay of litigation imposed by the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) to seek a declaration that the Moratorium Act is preempted by Federal bankruptcy law.

On June 13, 2016, the Supreme Court of the United States affirmed rulings of lower courts finding that the Puerto Rico Public Corporation Debt Enforcement and Recovery Act, which was enacted by Puerto Rico in June 2014 in order to provide a legislative framework for certain public corporations experiencing severe financial stress to restructure their debt, was preempted by the U.S. Bankruptcy Code and therefore void.

On June 30, 2016, PROMESA was signed into law by the President of the United States. PROMESA establishes a seven-member federal financial oversight board (“Oversight Board”) with authority to require that balanced budgets and fiscal plans be adopted and implemented by Puerto Rico. PROMESA provides a legal framework under which the debt of the Commonwealth and its related authorities and public corporations may be voluntarily restructured, and grants the Oversight Board the sole authority to file restructuring petitions in a federal court to restructure the debt of the Commonwealth and its related authorities and public corporations if voluntary negotiations fail, provided that any such restructuring must be in accordance with an Oversight Board approved fiscal plan that respects the liens and priorities provided under Puerto Rico law. PROMESA also appears to preempt at least portions of the Moratorium Act and appears to stay debt-related litigation, possibly including the Company’s litigation regarding the Clawback Orders. Members of the Oversight Board have yet to be named.

The final shape, timing and validity of responses to Puerto Rico’s distress eventually enacted or implemented under the auspices of PROMESA and the Oversight Board or otherwise, and the impact of any such responses on obligations insured by the Company, is uncertain.

The Company groups its Puerto Rico exposure into three categories:

•
Constitutionally Guaranteed. The Company includes in this category public debt benefiting from Article VI of the Constitution of the Commonwealth, which expressly provides that interest and principal payments on the public debt are to be paid before other disbursements are made.

•
Public Corporations – Certain Revenues Potentially Subject to Clawback. The Company includes in this category the debt of public corporations for which applicable law permits the Commonwealth to claw back, subject to certain conditions and for the payment of public debt, at least a portion of the revenues supporting the bonds the Company insures. As a Constitutional condition to clawback, available Commonwealth revenues for any fiscal year must be insufficient to pay Commonwealth debt service before the payment of any appropriations for that year.  The Company believes that this condition has not been satisfied to date, and accordingly that the Commonwealth has not to date been entitled to clawback revenues supporting debt insured by the Company. As noted above, the Company sued various Puerto Rico governmental officials in the United States District Court, District of Puerto Rico asserting that Puerto Rico's recent attempt to “claw back” pledged taxes is unconstitutional, and demanding declaratory and injunctive relief.

•	Other Public Corporations. The Company includes in this category the debt of public corporations that are supported by revenues it does not believe are subject to clawback.

Constitutionally Guaranteed

General Obligation. As of June 30, 2016, the Company had $1,615 million insured net par outstanding of the general obligations of Puerto Rico, which are supported by the good faith, credit and taxing power of the Commonwealth. On July 1, 2016, despite the requirements of Article VI of its Constitution but pursuant to an executive order issued by the Governor under the Moratorium Act, the Commonwealth defaulted on most of the debt service payment due that day, and the Company made its first claim payments on these bonds.

Puerto Rico Public Buildings Authority (“PBA”). As of June 30, 2016, the Company had $188 million insured net par outstanding of PBA bonds, which are supported by a pledge of the rents due under leases of government facilities to departments, agencies, instrumentalities and municipalities of the Commonwealth, and that benefit from a Commonwealth guaranty supported by a pledge of the Commonwealth’s good faith, credit and taxing power. On July 1, 2016, despite the requirements of Article VI of its Constitution but pursuant to an executive order issued by the Governor under the Moratorium Act, the PBA defaulted on most of the debt service payment due that day, and the Company made its first claim payments on these bonds.

Public Corporations - Certain Revenues Potentially Subject to Clawback

PRHTA. As of June 30, 2016, the Company had $910 million insured net par outstanding of PRHTA (Transportation revenue) bonds and $369 million insured net par of PRHTA (Highways revenue) bonds. The transportation revenue bonds are secured by a subordinate gross pledge of gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls, plus a first lien on up to$120 million annually of taxes on crude oil, unfinished oil and derivative products. The highways revenue bonds are secured by a gross pledge of gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls. The Clawback Orders cover Commonwealth-derived taxes that are allocated to PRHTA. The Company believes that such sources represented a substantial majority of PRHTA’s revenues in 2015. The PRHTA bonds are subject to executive orders issued pursuant to the Moratorium Act. As noted above, the Company filed a motion and form of complaint in the U.S. District Court for the District of Puerto Rico seeking relief from the PROMESA stay to seek a declaration that the Moratorium Act is preempted by Federal bankruptcy law and that certain gubernatorial executive orders diverting PRHTA pledged toll revenues (which are not subject to the Clawback Orders) are preempted by PROMESA and violate the U.S. Constitution, and also seeking damages and injunctive relief. There were sufficient funds in the PRHTA bond accounts to make the July 1, 2016, PRHTA debt service payments guaranteed by the Company, and those payments were made in full.

PRCCDA. As of June 30, 2016, the Company had $164 million insured net par outstanding of PRCCDA bonds, which are secured by certain hotel tax revenues. These revenues are sensitive to the level of economic activity in the area and are subject to the Clawback Orders, and the bonds are subject to an executive order issued pursuant to the Moratorium Act. There were sufficient funds in the PRCCDA bond accounts to make the July 1, 2016 PRCCDA bond payments guaranteed by the Company, and those payments were made in full.

PRIFA. As of June 30, 2016, the Company had $18 million insured net par outstanding of PRIFA bonds, which are secured primarily by the return to Puerto Rico of federal excise taxes paid on rum. These revenues are subject to the Clawback Orders and the bonds are subject to an executive order issued pursuant to the Moratorium Act. The Company made its first claim payment on PRIFA bonds in January 2016, and has continued to make claim payments on PRIFA bonds.

Other Public Corporations

PREPA. As of June 30, 2016, the Company had $744 million insured net par outstanding of PREPA obligations, which are payable from a pledge of net revenues of the electric system.

On December 24, 2015, AGM and AGC entered into a Restructuring Support Agreement (“RSA”) with PREPA, an ad hoc group of uninsured bondholders and a group of fuel-line lenders that would, subject to certain conditions, result in, among other things, modernization of the utility and a restructuring of current debt. Upon finalization of the contemplated restructuring transaction, insured PREPA revenue bonds (with no reduction to par or stated interest rate or extension of maturity) will be supported by securitization bonds issued by a special purpose corporation and secured by a transition charge assessed on ratepayers. To facilitate the securitization transaction and in exchange for a market premium, Assured Guaranty will issue surety insurance policies in an aggregate amount not expected to exceed $113 million ($14 million for AGC and $99 million for AGM) to support a portion of the reserve fund for the securitization bonds. Certain of the creditors also agreed, subject to certain conditions, to participate in a bridge financing, which was closed in two tranches on May 19, 2016, and June 22, 2016. AGM's and AGC's share of the bridge financing was approximately $15 million ($2 million for AGC and $13 million for AGM). Legislation meeting the requirements of the RSA was enacted on February 16, 2016, and a transition charge to be paid by PREPA rate payers for debt service on the securitization bonds as contemplated by the RSA was approved by the Puerto Rico Energy Commission on June 20, 2016. The closing of the restructuring transaction and the issuance of the surety bonds are subject to certain conditions, including execution of acceptable documentation and legal opinions.
On July 1, 2016, PREPA made full payment of the $41 million of principal and interest due on PREPA revenue bonds insured by AGM and AGC. That payment was funded in part by AGM’s purchase of $26 million of PREPA bonds maturing in 2020. Upon finalization of the RSA, these new PREPA revenue bonds will be supported by securitization bonds contemplated by the RSA. In early 2016, PREPA repaid in full the $74 million in aggregate principal amount of PREPA revenue bonds purchased by AGM and AGC in July 2015 to replenish some of the operating funds PREPA used to make the July 2015 payments on the PREPA revenue bonds insured by AGM and AGC.

There can be no assurance that the conditions in the RSA will be met or that, if the conditions are met, the RSA's other provisions, including those related to the insured PREPA revenue bonds, will be implemented. In addition, the impact of PROMESA and the Moratorium Act or any attempt to exercise the power purportedly granted by the Moratorium Act on the implementation of the RSA is uncertain. PREPA, during the pendency of the agreements, has suspended deposits into its debt service fund.

Puerto Rico Aqueduct and Sewer Authority (“PRASA”). As of June 30, 2016, the Company had $388 million of insured net par outstanding to PRASA bonds, which are secured by the gross revenues of the water and sewer system. On September 15, 2015, PRASA entered into a settlement with the U.S.Department of Justice and the U.S. Environmental Protection Agency that requires it to spend $1.6 billion to upgrade and improve its sewer system island-wide. According to a material event notice PRASA filed on March 4, 2016, PRASA owed its contractors $140 million. The PRASA Revitalization Act, which establishes a securitization mechanism that could facilitate debt issuance, was signed into law on July 13, 2016. While certain bonds benefiting from a guarantee by the Commonwealth are subject to an executive order issued under the Moratorium Act, bonds insured by the Company are not subject to that order. There were sufficient funds in the PRASA bond accounts to make the July 1, 2016, PRASA bond payments guaranteed by the Company, and those payments were made in full.

Municipal Finance Agency ("MFA"). As of June 30, 2016, the Company had $387 million net par outstanding of bonds issued by MFA secured by a pledge of local property tax revenues. There were sufficient funds in the MFA bond accounts to make the July 1, 2016 MFA bond payments guaranteed by the Company, and those payments were made in full.

Puerto Rico Sales Tax Financing Corporation (“COFINA”). As of June 30, 2016, the Company had $270 million insured net par outstanding of junior COFINA bonds, which are secured primarily by a second lien on certain sales and use taxes. There were no debt service payments due on July 1, 2016 on Company-insured COFINA bonds, and, as of the date of this filing, all payments on Company-insured COFINA bonds had been made.

University of Puerto Rico (“U of PR”). As of June 30, 2016, the Company had $1 million insured net par outstanding of U of PR bonds, which are general obligations of the university and are secured by a subordinate lien on the proceeds, profits and other income of the University, subject to a senior pledge and lien for the benefit of outstanding university system revenue bonds. The U of PR bonds are subject to an executive order issued under the Moratorium Act. There were no debt service payments due on July 1, 2016 on Company-insured U of PR bonds, and, as of the date of this filing, all payments on Company-insured U of PR bonds had been made.

Net Exposure to Puerto Rico
As of June 30, 2016

	Net Par Outstanding
	AGM	AGC	AG Re (1)	Eliminations (2)	Total Net Par Outstanding (3)	Gross Par Outstanding
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds (4)	$720	$415	$480	$—	$1,615	$1,738
Puerto Rico Public Buildings Authority (4)	13	137	38	—	188	194
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue)	289	476	225	(80)	910	937
PRHTA (Highway revenue)	219	100	50	—	369	574
PRCCDA	—	82	82	—	164	164
PRIFA (4)	—	10	8	—	18	18
Other Public Corporations
PREPA	431	74	239	—	744	902
PRASA	—	296	92	—	388	388
MFA	206	65	116	—	387	570
COFINA	262	—	8	—	270	270
U of PR	—	1	—	—	1	1
Total net exposure to Puerto Rico	$2,140	$1,656	$1,338	$(80)	$5,054	$5,756
 ___________________

(1)	"AG Re" means Assured Guaranty Re Ltd.

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

(4)	As of the date of this filing, the Company has paid claims on these credits.

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

Amortization Schedule
of Net Par Outstanding of Puerto Rico
As of June 30, 2016

	Scheduled Net Par Amortization
	2016 (3Q)	2016 (4Q)	2017	2018	2019	2020	2021	2022	2023	2024	2025	2026 -2030	2031 -2035	2036 -2040	2041 -2045	2046 -2047	Total
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds	$142	$0	$95	$75	$82	$137	$16	$37	$14	$73	$68	$255	$475	$146	$—	$—	$1,615
Puerto Rico Public Buildings Authority	8	—	30	—	5	10	12	0	7	0	8	53	39	16	—	—	188
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue)	33	0	36	42	28	23	18	19	21	1	26	150	228	240	45	—	910
PRHTA (Highway revenue)	19	—	10	10	21	22	26	6	8	8	8	27	167	37	—	—	369
PRCCDA	11	—	—	—	—	—	—	—	—	—	—	19	105	29	—	—	164
PRIFA	—	—	—	2	—	—	—	—	2	—	—	—	—	10	4	—	18
Other Public Corporations
PREPA	20	0	5	4	25	42	22	22	81	78	52	309	84	0	—	—	744
PRASA	15	—	—	—	—	—	—	—	—	2	25	84	—	2	92	168	388
MFA	55	—	47	47	44	37	33	33	16	12	11	52	—	—	—	—	387
COFINA	(1)	0	(1)	(1)	(1)	(1)	(2)	(2)	1	0	(2)	(6)	32	99	155	—	270
U of PR	0	—	0	0	0	0	0	0	0	0	0	0	1	—	—	—	1
Total net par for Puerto Rico	$302	$0	$222	$179	$204	$270	$125	$115	$150	$174	$196	$943	$1,131	$579	$296	$168	$5,054

Amortization Schedule
of Net Debt Service Outstanding of Puerto Rico
As of June 30, 2016

	Scheduled Net Debt Service Amortization
	2016 (3Q)	2016 (4Q)	2017	2018	2019	2020	2021	2022	2023	2024	2025	2026 -2030	2031 -2035	2036 -2040	2041 -2045	2046 -2047	Total
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds	$184	$0	$171	$146	$150	$201	$72	$93	$69	$127	$117	$459	$605	$161	$—	$—	$2,555
Puerto Rico Public Buildings Authority	13	—	39	8	12	18	20	6	14	6	14	72	49	16	—	—	287
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue)	57	0	82	86	69	63	57	57	58	37	61	309	348	288	47	—	1,619
PRHTA (Highway revenue)	29	—	29	29	39	39	42	20	21	21	21	87	203	38	—	—	618
PRCCDA	15	—	7	7	7	7	7	7	7	7	7	51	127	30	—	—	286
PRIFA	0	—	1	3	1	1	1	1	3	0	1	4	3	13	4	—	36
Other Public Corporations
PREPA	35	2	38	37	58	74	52	50	109	102	73	366	92	0	—	—	1,088
PRASA	25	—	19	19	19	19	19	19	20	21	45	160	68	70	159	181	863
MFA	64	—	64	62	56	47	40	39	21	16	15	57	—	—	—	—	481
COFINA	6	0	13	13	13	13	13	13	16	15	12	68	103	164	170	—	632
U of PR	0	—	0	0	0	0	0	0	0	0	0	0	1	—	—	—	1
Total net par for Puerto Rico	$428	$2	$463	$410	$424	$482	$323	$305	$338	$352	$366	$1,633	$1,599	$780	$380	$181	$8,466

Exposure to Residential Mortgage-Backed Securities

The tables below provide information on the risk ratings and certain other risk characteristics of the Company’s financial guaranty insurance, FG VIE and credit derivative RMBS exposures. As of June 30, 2016, U.S. RMBS exposures represent 2% of the total net par outstanding, and BIG U.S. RMBS represent 23% of total BIG net par outstanding. See Note 5, Expected Loss to be Paid, of the Financial Statements, for a discussion of expected losses to be paid on U.S. RMBS exposures.

Distribution of U.S. RMBS by Rating and Type of Exposure as of June 30, 2016

Ratings:	Prime First Lien	Alt-A First Lien	Option ARMs	Subprime First Lien	Second Lien	Total Net Par Outstanding
	(dollars in millions)
AAA	$2	$197	$16	$1,510	$9	$1,736
AA	35	256	73	334	1	699
A	14	8	2	46	0	70
BBB	61	7	—	83	0	151
BIG	124	622	96	1,220	1,366	3,427
Total exposures	$236	$1,089	$186	$3,193	$1,376	$6,082

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of June 30, 2016

Year insured:	Prime First Lien	Alt-A First Lien	Option ARMs	Subprime First Lien	Second Lien	Total Net Par Outstanding
	(in millions)
2004 and prior	$44	$49	$16	$1,003	$89	$1,202
2005	114	414	34	170	302	1,034
2006	79	83	30	674	385	1,251
2007	—	543	107	1,279	600	2,528
2008	—	—	—	67	—	67
Total exposures	$236	$1,089	$186	$3,193	$1,376	$6,082

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

In accordance with U.S. statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. All of the unauthorized reinsurers in the table below are required to post collateral for the benefit of the Company in an amount at least equal to the sum of their ceded unearned premium reserve, loss reserves and contingency reserves, all calculated on a statutory basis of accounting. In addition, certain authorized reinsurers in the table below post collateral on terms negotiated with the Company. Collateral may be in the form of letters of credit or trust accounts. The total collateral posted by all non-affiliated reinsurers as of June 30, 2016 was approximately $438 million.

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

In addition to assumed and ceded reinsurance arrangements, the Company may also have exposure to financial guaranty insurers in "second-to-pay" transactions, where the Company provides insurance on an obligation that is already insured by another financial guarantor. In that case, if the underlying obligor and the financial guarantor both fail to pay an amount scheduled to be paid, the Company would be obligated to pay. The Company underwrites these transactions based on the underlying obligation, without regard to the financial obligor. See Note 13, Reinsurance and Other Monoline Exposures, of the Financial Statements.

Monoline and Reinsurer exposure
by Company

	Ratings at		Par Outstanding (1)
	August 1, 2016		As of June 30, 2016
Reinsurer	Moody’s Reinsurer Rating	S&P Reinsurer Rating	Ceded Par Outstanding	Second-to- Pay Insured Par Outstanding	Assumed Par Outstanding
	(dollars in millions)
American Overseas Reinsurance Company Limited (2)	WR (3)	WR	$4,511	$—	$30
Tokio Marine & Nichido Fire Insurance Co., Ltd. (2)	Aa3 (4)	A+ (4)	3,887	—	—
Syncora Guarantee Inc. (2)	WR	WR	2,269	1,184	662
Mitsui Sumitomo Insurance Co. Ltd. (2)	A1	A+ (4)	1,513	—	—
ACA Financial Guaranty Corp.	NR (5)	WR	657	33	—
Ambac Assurance Corporation	WR	WR	115	3,541	8,862
National (6)	A3	AA-	—	4,967	4,960
MBIA	(7)	(7)	—	1,357	414
FGIC	(8)	(8)	—	1,341	593
Ambac Assurance Corp. Segregated Account	NR	NR	—	81	645
CIFG (9)	WR	WR	—	43	2,488
Other (2)	Various	Various	72	715	126
Total			$13,024	$13,262	$18,780
____________________

(1)	Includes par related to insured credit derivatives.

(2)	The total collateral posted by all non-affiliated reinsurers required or agreeing to post collateral as of June 30, 2016 was approximately $438 million.

(3)    Represents “Withdrawn Rating.”

(4)	The Company benefits from trust arrangements that satisfy the triple-A credit requirement of S&P and/or Moody’s Investors Service, Inc. ("Moody’s").

(5)    Represents “Not Rated.”

(6)	Rated AA+ by Kroll Bond Rating Agency.

(7)	MBIA includes subsidiaries MBIA Insurance Corp. rated CCC by S&P and Caa1 by Moody's and MBIA U.K. Insurance Ltd. rated BB by S&P and Ba2 by Moody’s.

(8)	FGIC includes subsidiaries Financial Guaranty Insurance Company and FGIC UK Limited both of which had their ratings withdrawn by rating agencies.

(9)
On July 1, 2016, AGC acquired all of the issued and outstanding capital stock of CIFG Holding Inc., the parent of financial guaranty insurer CIFG. On July 5, 2016, CIFG merged with and into AGC, with AGC as the surviving company. See Note 2, Acquisitions, of the Financial Statements for additional information.

Ceded Par Outstanding by Reinsurer and Credit Rating
As of June 30, 2016

	Internal Credit Rating
Reinsurer	AAA	AA	A	BBB	BIG	Total
	(in millions)
American Overseas Reinsurance Company Limited	$188	$1,675	$1,423	$925	$300	$4,511
Tokio Marine & Nichido Fire Insurance Co., Ltd.	397	504	1,067	1,322	597	3,887
Syncora Guarantee Inc.	—	127	399	1,620	123	2,269
Mitsui Sumitomo Insurance Co. Ltd.	83	434	479	344	173	1,513
ACA Financial Guaranty Corp.	—	449	197	11	—	657
Ambac Assurance Corporation	—	—	115	—	—	115
Other	45	0	1	26	—	72
Total	$713	$3,189	$3,681	$4,248	$1,193	$13,024

Second-to-Pay
Insured Par Outstanding by Internal Rating
As of June 30, 2016(1)

	Public Finance					Structured Finance
	AAA	AA	A	BBB	BIG	AAA	AA	A	BBB	BIG	Total
	(in millions)
Syncora Guarantee Inc.	$—	$68	$239	$494	$339	$—	$—	$—	$—	$44	$1,184
ACA Financial Guaranty Corp.	—	—	2	14	17	—	—	—	—	—	33
Ambac Assurance Corporation	9	890	1,345	1,094	46	1	—	56	92	8	3,541
National	68	1,591	3,284	—	—	—	—	24	—	—	4,967
MBIA	—	18	148	257	—	—	676	80	69	109	1,357
FGIC	—	31	716	257	222	83	—	—	—	32	1,341
Ambac Assurance Corp. Segregated Account	—	—	—	—	—	—	20	—	—	61	81
CIFG	—	—	—	22	21	—	—	—	—	—	43
Other	—	715	—	—	—	—	—	—	—	—	715
Total	$77	$3,313	$5,734	$2,138	$645	$84	$696	$160	$161	$254	$13,262
____________________

(1)	Assured Guaranty’s internal rating.

Exposure to Selected European Countries

The European countries where the Company has exposure and believes heightened uncertainties exist are: Hungary, Italy, Portugal, Spain and Turkey (collectively, the “Selected European Countries”). The Company added Turkey to its list of Selected European Countries as of June 30, 2016, as a result of the recent political turmoil in the country. The Company’s direct economic exposure to the Selected European Countries (based on par for financial guaranty contracts and notional amount for financial guaranty contracts accounted for as derivatives) is shown in the following tables, both gross and net of ceded reinsurance.

Gross Direct Economic Exposure
to Selected European Countries(1)
As of June 30, 2016

	Hungary	Italy	Portugal	Spain	Turkey	Total
	(in millions)
Sub-sovereign exposure(2)	$267	$1,038	$84	$459	$—	$1,848
Non-sovereign exposure(3)	180	479	—	—	204	863
Total	$447	$1,517	$84	$459	$204	$2,711
Total BIG	$375	$—	$84	$459	$—	$918

Net Direct Economic Exposure
to Selected European Countries(1)
As of June 30, 2016

	Hungary	Italy	Portugal	Spain	Turkey	Total
	(in millions)
Sub-sovereign exposure(2)	$265	$793	$80	$366	$—	$1,504
Non-sovereign exposure(3)	174	432	—	—	204	810
Total	$439	$1,225	$80	$366	$204	$2,314
Total BIG	$369	$—	$80	$366	$—	$815
____________________

(1)	While the Company’s exposures are shown in U.S. dollars, the obligations the Company insures are in various currencies, primarily Euros.

(2)
Sub-sovereign exposure in Selected European Countries includes transactions backed by receivables from or supported by sub-sovereigns, which are governmental or government-backed entities other than the ultimate governing body of the country.

(3)	Non-sovereign exposure in Selected European Countries includes debt of regulated utilities, RMBS and diversified payment rights ("DPR") securitizations.

The tables above include the par amount of financial guaranty contracts accounted for as derivatives of $112 million with a fair value of $3 million, net of reinsurance. The Company’s credit derivative transactions are governed by International Swaps and Derivatives Association, Inc. ("ISDA") documentation, and the Company is required to make a loss payment on them only upon the occurrence of one or more defined credit events with respect to the referenced securities or loans.

The Company has excluded from the exposure tables above its indirect economic exposure to the Selected European Countries through policies it provides on pooled corporate and commercial receivables transactions. The Company calculates indirect exposure to a country by multiplying the par amount of a transaction insured by the Company times the percent of the relevant collateral pool reported as having a nexus to the country. On that basis, the Company has calculated exposure of $203 million to Selected European Countries (plus Greece) in transactions with $3.5 billion of net par outstanding. The indirect exposure to credits with a nexus to Greece is $4 million across several highly rated pooled corporate obligations with net par outstanding of $192 million.

The $204 million net insured par exposure in Turkey is to DPR securitizations sponsored by a major Turkish bank. These DPR securitizations were established outside of Turkey and involve payment orders in U.S. dollars, pounds sterling and Euros from persons outside of Turkey to beneficiaries in Turkey who are customers of the sponsoring bank. The sponsoring bank's correspondent banks have agreed to remit all such payments to a trustee-controlled account outside Turkey, where debt service payments for the DPR securitization are given priority over payments to the sponsoring bank.

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

AGL and Holding Company Subsidiaries
Significant Cash Flow Items

	Second Quarter		Six Months
	2016	2015	2016	2015
	(in millions)
Dividends paid by AGC to AGUS	$23	$15	$23	$35
Dividends paid by AGM to AGMH	32	40	127	106
Dividends paid by AG Re to AGL	25	35	50	85
Repayment of surplus note by AGM to AGMH	—	—	—	25
Dividends paid to AGL shareholders	(17)	(18)	(35)	(37)
Repurchases of common shares(1)	(60)	(133)	(135)	(285)
Interest paid	(41)	(41)	(48)	(48)
Issuance of note by AGUS to AGC(2)	—	—	—	(200)
Repayment of note by AGC to AGUS(2)	—	200	—	200
____________________

(1)
On February 24, 2016, in continuation of the Company's capital management strategy of repurchasing its common shares, the Company's Board of Directors approved the repurchase of a $250 million of common shares. As of June 30, 2016 and August 3, 2016, on a settlement date basis, the remaining authorization for share repurchases was $170 million and $150 million, respectively.

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

Dividend restrictions by insurance company subsidiary are as follows:

•
The maximum amount available during 2016 for AGM to distribute as dividends without regulatory approval is estimated to be approximately $244 million, of which approximately $65 million is estimated to be available for distribution in the third quarter of 2016.

•
The maximum amount available during 2016 for AGC to distribute as ordinary dividends is approximately $79 million, of which approximately $16 million is available for distribution in the third quarter of 2016.

•	The Company does not currently anticipate that Municipal Assurance Corp. ("MAC") will distribute any dividends.

•
Based on the applicable law and regulations, in 2016 AG Re has the capacity to (i) make capital distributions in an aggregate amount up to $127 million without the prior approval of the Bermuda Monetary Authority and (ii) declare and pay dividends in an aggregate amount up to the limit of its outstanding statutory surplus, which is $223 million. Such dividend capacity is further limited by the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements. As of June 30, 2016, AG Re had unencumbered assets of approximately $580 million.

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

In addition, in 2012 AGUS borrowed $90 million from its affiliate Assured Guaranty Re Overseas Ltd. to fund the acquisition of MAC. That loan remained outstanding as of June 30, 2016.

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

Cash and Investments

As of June 30, 2016, AGL had $42 million in cash and short-term investments. AGUS and AGMH had a total of $39 million in cash and short-term investments. In addition, the Company's U.S. holding companies have $61 million in fixed-maturity securities with weighted average duration of 0.5 years.

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

On June 30, 2016, MAC obtained approval from the New York State Department of Financial Services to repay its $300 million surplus note to Municipal Assurance Holdings Inc. ("MAC Holdings") and its $100 million surplus note (plus accrued interest) to AGM. Accordingly, on June 30, 2016, MAC transferred cash and/or marketable securities to (i) MAC Holdings in an aggregate amount equal to $300 million, and (ii)  AGM in an aggregate amount of $102.5 million. MAC Holdings, upon receipt of such $300 million from MAC, distributed cash and/or marketable securities in an aggregate amount of $300 million to its shareholders, AGM and AGC, in proportion to their respective 60.7% and 39.3% ownership interests such that AGM received $182.1 million and AGC received $117.9 million.

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

Claims (Paid) Recovered

	Second Quarter		Six Months
	2016	2015	2016	2015
	(in millions)
Public finance	$(12)	$(4)	$(17)	$(6)
Structured finance:
U.S. RMBS before benefit for recoveries for breaches of R&W	(99)	(44)	(197)	(83)
Net benefit for recoveries for breaches of R&W	79	26	92	47
U.S. RMBS after benefit for recoveries for breaches of R&W	(20)	(18)	(105)	(36)
Other structured finance	(1)	(4)	(24)	4
Structured finance	(21)	(22)	(129)	(32)
Claims (paid) recovered, net of reinsurance(1)	$(33)	$(26)	$(146)	$(38)
____________________

(1)
Includes $2 million recovered and $6 million paid for consolidated FG VIEs for Second Quarter 2016 and 2015, respectively, and $6 million paid and $12 million paid for consolidated FG VIEs for Six Months 2016 and 2015, respectively.

As of June 30, 2016, the Company had exposure of approximately $546 million to an infrastructure transaction with refinancing risk. The Company may be required to make claim payments on such exposure, the aggregate amount of the claim payments may be substantial and, although the Company may not experience ultimate loss on it, reimbursement may not occur for an extended time. This transaction involves a long-term infrastructure project that was financed by bonds that mature prior to the expiration of the project concession. The Company expects the cash flows from the project to be sufficient to repay all of the debt over the life of the project concession, and also expects the debt to be refinanced in the market at or prior to its maturity. If the issuer is unable to refinance the debt due to market conditions, the Company may have to pay a claim when the debt matures, and then recover from cash flows produced by the project in the future. The Company generally projects that in most scenarios it will be fully reimbursed for such claim payments. However, the recovery of such amounts is uncertain and may take from 10 to 35 years, depending on the performance of the underlying collateral. As of June 30, 2016, the Company estimated that total claims for the one transaction with significant refinancing risk, assuming no refinancing and based on certain performance assumptions, could be $546 million on a gross basis; such claims would occur from 2018 through 2022.

In addition, the Company has net par exposure of $5.1 billion to Commonwealth of Puerto Rico transactions, all of which are BIG. Puerto Rico has experienced significant general fund budget deficits in recent years. Beginning in 2016, the Commonwealth has defaulted on obligations to make payments on its debt. In addition to high debt levels, Puerto Rico faces a challenging economic environment. Information regarding the Company's exposure to the Commonwealth of Puerto Rico and its related authorities and public corporations is set forth in "Insured Portfolio-Exposure to Puerto Rico" above.

The terms of the Company’s CDS contracts generally are modified from standard CDS contract forms approved by ISDA in order to provide for payments on a scheduled basis and to replicate the terms of a traditional financial guaranty insurance policy. Some contracts the Company entered into as the credit protection seller, however, utilize standard ISDA settlement mechanics of cash settlement (i.e., a process to value the loss of market value of a reference obligation) or physical settlement (i.e., delivery of the reference obligation against payment of principal by the protection seller) in the event of a “credit event,” as defined in the relevant contract. Cash settlement or physical settlement generally requires the payment of a larger amount, prior to the maturity of the reference obligation, than would settlement on a “pay-as-you-go” basis, under which the Company would be required to pay scheduled interest shortfalls during the term of the reference obligation and scheduled principal shortfall only at the final maturity of the reference obligation. In May 2016 the Company and one of its CDS counterparties amended the documentation requiring AGC to post eligible collateral to secure its obligations by excluding from coverage certain CDS that had previously been subject to the requirement. The amendment had the effect of reducing to $500 million from $575 million on a cash basis the cap on the amount AGC could be required to post. See Note 8, Financial Guaranty Contracts Accounted for as Derivatives, of the Financial Statements for additional information. As of June 30, 2016, the Company was posting approximately $216 million to secure its obligations under CDS. Of that amount, approximately $199 million related to $0.8 billion in CDS gross par insured where the amount of required collateral is capped and the remaining $17 million related to $208 million in CDS gross par insured where the amount of required collateral is based on movements in the mark-to-market valuation of the underlying exposure.

On July 1, 2016, AGC acquired all of the issued and outstanding capital stock of CIFG Holding Inc., the parent of financial guaranty insurer CIFG, in accordance with the agreement announced on April 13, 2016. AGC transferred $450.6 million in cash to a paying agent on June 30, 2016, in anticipation of closing; the Company recorded this transaction as funds restricted for the CIFG Acquisition on the consolidated balance sheet as of June 30, 2016. AGC caused the acquisition to be consummated on July 1, 2016 and merged CIFG with and into AGC, with AGC as the surviving company, on July 5, 2016. The CIFG Acquisition added $4.4 billion of net par insured on July 1, 2016.

Consolidated Cash Flows

Consolidated Cash Flow Summary

	Second Quarter		Six Months
	2016	2015	2016	2015
	(in millions)
Net cash flows provided by (used in) operating activities before effects of trading securities and FG VIEs consolidation	$44	$56	$(52)	$64
(Purchases) sales of trading securities, net	—	11	—	8
Effect of FG VIEs consolidation	(1)	15	5	33
Net cash flows provided by (used in) operating activities - reported	43	82	(47)	105
Net cash flows provided by (used in) investing activities before effects of FG VIEs consolidation	115	(726)	251	254
Effect of FG VIEs consolidation	490	24	526	45
Net cash flows provided by (used in) investing activities - reported	605	(702)	777	299
Net cash flows provided by (used in) financing activities before effects of FG VIEs consolidation	(78)	(153)	(172)	(326)
Effect of FG VIEs consolidation	(489)	(39)	(531)	(78)
Net cash flows provided by (used in) financing activities - reported (1)	(567)	(192)	(703)	(404)
Effect of exchange rate changes	(3)	2	(3)	0
Cash at beginning of period	112	885	166	75
Total cash at the end of the period	$190	$75	$190	$75
____________________

(1)	Claims paid on consolidated FG VIEs are presented in the consolidated cash flow statements as a component of paydowns on FG VIE liabilities in financing activities as opposed to operating activities.

Excluding net cash flows from purchases and sales of the trading portfolio and the effect of consolidating FG VIEs, cash inflows from operating activities decreased in Six Months 2016 compared with Six Months 2015 due primarily to acceleration of claim payments as a means of mitigating future losses and cash received from 2015 commutation, which were partially offset by lower taxes paid and cash received in Six Months 2016 from certain terminations.

Investing activities were primarily net sales (purchases) of fixed-maturity and short-term investment securities. Investing cash flows in Six Months 2016 and Six Months 2015 include inflows of $556 million and $70 million for FG VIEs, respectively. The increase in inflows from FG VIEs was due to the proceeds from a paydown of a large transaction. In the first quarter of 2015, the Company sold securities to fund the acquisition of Radian Asset by AGC and in Second Quarter 2015 the Company paid $800 million, net of cash acquired, to acquire Radian Asset.

Financing activities consisted primarily of paydowns of FG VIE liabilities and share repurchases. Financing cash flows in Six Months 2016 and Six Months 2015 include outflows of $531 million and $78 million for FG VIEs, respectively. The increase in outflows from FG VIEs was due to the paydown of a large transaction. Share repurchases in Six Months 2016 and 2015 were $135 million and $285 million, respectively.

From July 1, 2016 through August 3, 2016, the Company repurchased an additional $20 million worth of its common shares. As of June 30, 2016 and August 3, 2016, the Company had remaining authorization to purchase common shares of $170 million and $150 million, respectively, on a settlement basis. For more information about the Company's share repurchase authorization and the amounts it repurchased in 2016, see Note 17, Shareholders' Equity, of the Financial Statements.

Commitments and Contingencies

Leases

AGL and its subsidiaries lease office space and certain other items. Future cash payments associated with contractual obligations pursuant to operating leases for office space have not materially changed since December 31, 2015.

Long-Term Debt Obligations

The outstanding principal and interest paid on long-term debt were as follows:

Principal Outstanding
and Interest Paid on Long-Term Debt

	Principal Amount		Interest Paid
	As of June 30,	As of December 31,	Second Quarter		Six Months
	2016	2015	2016	2015	2016	2015
	(in millions)
AGUS:
7% Senior Notes(1)	$200	$200	$7	$7	$7	$7
5% Senior Notes(1)	500	500	13	13	13	13
Series A Enhanced Junior Subordinated Debentures(2)	150	150	5	5	5	5
Total AGUS	850	850	25	25	25	25
AGMH(3):
67/8% QUIBS(1)	100	100	1	1	3	3
6.25% Notes(1)	230	230	3	3	7	7
5.6% Notes(1)	100	100	2	2	3	3
Junior Subordinated Debentures(2)	300	300	10	10	10	10
Total AGMH	730	730	16	16	23	23
AGM(3):
AGM Notes Payable	11	12	0	0	0	0
Total AGM	11	12	0	0	0	0
Total	$1,591	$1,592	$41	$41	$48	$48
 ____________________

(1)	AGL fully and unconditionally guarantees these obligations

(2)	Guaranteed by AGL on a junior subordinated basis.

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

Recourse Credit Facility

In connection with the acquisition of AGMH, AGM agreed to retain the risks relating to the debt and strip policy portions of the leveraged lease business. The liquidity risk to AGM related to the strip policy portion of the leveraged lease business was previously mitigated by the strip coverage facility described below.

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $1.1 billion as of June 30, 2016. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. At June 30, 2016, approximately $1.5 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

On July 1, 2009, AGM and Dexia Crédit Local S.A., acting through its New York Branch (“Dexia Crédit Local (NY)”), entered into a credit facility (the “Strip Coverage Facility”). Under the Strip Coverage Facility, Dexia Crédit Local (NY) agreed to make loans to AGM to finance all draws made by lessors on AGM strip policies that were outstanding as of November 13, 2008, up to the commitment amount, which was $495 million.

There have never been any borrowings under the Strip Coverage Facility, the amount of the leveraged leases covered by the Strip Coverage Facility has declined since July 1, 2009 and, as noted above, to date, none of the leveraged lease transactions in which AGM acts as the strip coverage provider has experienced an early termination due to a lease default. Consequently, and in view of the credit quality of the relevant tax-exempt entities and the cost of the Strip Coverage Facility, the Company determined that maintaining the Strip Coverage Facility was no longer warranted. On July 29, 2016, the parties terminated the facility.

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

The Company’s fixed-maturity securities and short-term investments had a duration of 5.2 years as of June 30, 2016 and 5.4 years as of December 31, 2015. Generally, the Company’s fixed-maturity securities are designated as available-for-sale. For more information about the Investment Portfolio and a detailed description of the Company’s valuation of investments see Note 10, Investments and Cash, of the Financial Statements.

Fixed-Maturity Securities and Short-Term Investments
by Security Type

	As of June 30, 2016		As of December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	$5,143	$5,603	$5,528	$5,841
U.S. government and agencies	299	326	377	400
Corporate securities	1,402	1,443	1,505	1,520
Mortgage-backed securities(1):
RMBS	1,037	1,062	1,238	1,245
CMBS	505	539	506	513
Asset-backed securities	745	730	831	825
Foreign government securities	270	257	290	283
Total fixed-maturity securities	9,401	9,960	10,275	10,627
Short-term investments	585	585	396	396
Total fixed-maturity and short-term investments	$9,986	$10,545	$10,671	$11,023
 ____________________

(1)	Government-agency obligations were approximately 47% of mortgage backed securities as of June 30, 2016 and 54% as of December 31, 2015, based on fair value.

The following tables summarize, for all fixed-maturity securities in an unrealized loss position as of June 30, 2016 and December 31, 2015, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of June 30, 2016

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$25	$0	$10	$(1)	$35	$(1)
U.S. government and agencies	10	0	—	—	10	0
Corporate securities	54	(5)	81	(33)	135	(38)
Mortgage-backed securities:
RMBS	47	(5)	115	(14)	162	(19)
CMBS	7	0	—	—	7	0
Asset-backed securities	543	(17)	—	—	543	(17)
Foreign government securities	84	(9)	52	(9)	136	(18)
Total	$770	$(36)	$258	$(57)	$1,028	$(93)
Number of securities (1)		68		53		113
Number of securities with other-than-temporary impairment (1)		8		7		14

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2015

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$316	$(10)	$7	$0	$323	$(10)
U.S. government and agencies	77	0	—	—	77	0
Corporate securities	381	(8)	95	(15)	476	(23)
Mortgage-backed securities:
RMBS	438	(8)	90	(14)	528	(22)
CMBS	140	(2)	2	0	142	(2)
Asset-backed securities	517	(10)	—	—	517	(10)
Foreign government securities	97	(4)	82	(7)	179	(11)
Total	$1,966	$(42)	$276	$(36)	$2,242	$(78)
Number of securities(1)		335		71		396
Number of securities with other-than-temporary impairment		9		4		13
___________________

(1)
The number of securities does not add across because lots consisting of the same securities have been purchased at different times and appear in both categories above (i.e., less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

Of the securities in an unrealized loss position for 12 months or more as of June 30, 2016, 26 securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of June 30, 2016 was $55 million. As of December 31, 2015, of the securities in an unrealized loss position for 12 months or more, nine securities had unrealized losses greater than 10% of book value with unrealized loss amount of $26 million. The Company has determined that the unrealized losses recorded as of June 30, 2016 and December 31, 2015 were yield related and not the result of other-than-temporary-impairment.

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

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of June 30, 2016

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$482	$484
Due after one year through five years	1,484	1,536
Due after five years through 10 years	1,926	2,066
Due after 10 years	3,967	4,273
Mortgage-backed securities:
RMBS	1,037	1,062
CMBS	505	539
Total	$9,401	$9,960

The following table summarizes the ratings distributions of the Company’s investment portfolio as of June 30, 2016 and December 31, 2015. Ratings reflect the lower of the Moody’s and S&P classifications, except for bonds purchased for loss mitigation or other risk management strategies, which use Assured Guaranty’s internal ratings classifications.

Distribution of
Fixed-Maturity Securities by Rating

Rating	As of June 30, 2016	As of December 31, 2015
AAA	11.3%	10.8%
AA	58.1	59.0
A	17.8	17.6
BBB	1.0	0.9
BIG(1)	11.4	11.4
Not rated	0.4	0.3
Total	100.0%	100.0%
____________________

(1)	Comprised primarily of loss mitigation and other risk management assets. See Note 10, Investments and Cash, of the Financial Statements.

The investment portfolio contains securities and cash that are either held in trust for the benefit of third party reinsurers in accordance with statutory requirements, invested in a guaranteed investment contract for future claims payments, placed on deposit to fulfill state licensing requirements, or otherwise restricted in the amount of $300 million and $283 million as of June 30, 2016 and December 31, 2015, respectively, based on fair value. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,561 million and $1,411 million as of June 30, 2016 and December 31, 2015, respectively, based on fair value.

The fair value of the Company’s pledged securities to secure its obligations under its CDS exposure totaled $216 million and $305 million as of June 30, 2016 and December 31, 2015, respectively.

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

As of June 30, 2016, approximately 31.2% of the FSAM assets (measured by aggregate principal balance) were in cash or were obligations backed by the full faith and credit of the United States.

As of June 30, 2016, the aggregate accreted GIC balance was approximately $1.7 billion, compared with approximately $10.2 billion as of December 31, 2009. As of June 30, 2016, and with respect to the FSAM assets, the aggregate accreted principal was approximately $2.4 billion, the aggregate market value was approximately $2.3 billion and the aggregate market value after agreed reductions was approximately $1.6 billion. Cash and positive derivative value exceeded the negative derivative values and other projected costs by approximately $225 million. Accordingly, as of June 30, 2016, the aggregate fair market value of the assets supporting the GIC business (disregarding the agreed upon reductions) plus cash and positive derivative value exceeded by nearly $0.8 billion the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business. Even after applying the agreed upon reductions to the fair market value of the assets, the aggregate value of the assets supporting the GIC business plus cash and positive derivative value exceeded the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business. Accordingly, no posting of collateral was required under the primary put contract.

To provide additional support, Dexia Crédit Local S.A. provides a liquidity commitment to FSAM to lend against FSAM assets under a revolving credit agreement. As of June 30, 2016 the commitment totaled $1.3 billion, of which approximately $0.8 billion was drawn. The agreement requires the commitment remain in place, generally until the GICs have been paid in full.

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

The Medium Term Notes Business

In connection with the acquisition of AGMH, Dexia Crédit Local S.A. agreed to fund, on behalf of AGM, 100% of all policy claims made under financial guaranty insurance policies issued by AGM in relation to the medium term notes issuance program of FSA Global Funding Limited. Such agreement is set out in a Separation Agreement, dated as of July 1, 2009, between Dexia Crédit Local S.A., AGM, FSA Global Funding and Premier International Funding Co., and in a funding guaranty and a reimbursement guaranty that Dexia Crédit Local S.A. issued for the benefit of AGM. Under the funding guaranty, Dexia Crédit Local S.A. guarantees to pay to or on behalf of AGM amounts equal to the payments required to be made under policies issued by AGM relating to the medium term notes business. Under the reimbursement guaranty, Dexia Crédit Local S.A. guarantees to pay reimbursement amounts to AGM for payments it makes following a claim for payment under an obligation insured by a policy it has issued. Notwithstanding Dexia Crédit Local S.A.’s obligation to fund 100% of all policy claims under those policies, AGM has a separate obligation to remit to Dexia Crédit Local S.A. a certain percentage (ranging from 0% to 25%) of those policy claims. AGM, the Company and related parties are also protected against losses arising out of or as a result of the medium term note business through an indemnification agreement with Dexia Crédit Local S.A. As of June 30, 2016, FSA Global Funding Limited had approximately $732 million of medium term notes outstanding.

Leveraged Lease Business

Under the Strip Coverage Facility entered into in connection with the acquisition of AGMH, Dexia Credit Local (NY) agreed to make loans to AGM to finance all draws made by lessors on certain AGM strip policies issued in connection with the leveraged lease business. The leveraged lease business, the AGM strip policies and the Strip Coverage Facility are described further under “Commitments and Contingencies-Recourse Credit Facility" above. There have never been any borrowings under the Strip Coverage Facility, the amount of the leveraged leases covered by the Strip Coverage Facility has declined since July 1, 2009 and, to date, none of the leveraged lease transactions in which AGM acts as the strip coverage provider has experienced an early termination due to a lease default. Consequently, and in view of the credit quality of the relevant tax-exempt entities and the cost of the Strip Coverage Facility, the Company determined that maintaining the Strip Coverage Facility was no longer warranted. On July 29, 2016, the parties terminated the Strip Coverage Facility.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for an updated sensitivity analysis for credit derivatives and expected losses on contracts accounted for as insurance. For other quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", of our Company's Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes in market risk since December 31, 2015.

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

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2016. Based on their evaluation as of June 30, 2016 covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, and in Note 14 to the Consolidated Financial Statements, Commitments and Contingencies – Legal Proceedings. During the three months ended June 30, 2016, the following developments occurred in respect of the Company's legal proceedings:

On November 28, 2011, Lehman Brothers International (Europe) (in administration) ("LBIE") sued AG Financial Products Inc. ("AGFP"), an affiliate of AGC which in the past had provided credit protection to counterparties under credit default swaps. AGC acts as the credit support provider of AGFP under these credit default swaps. LBIE's complaint, which was filed in the Supreme Court of the State of New York, alleged that AGFP improperly terminated nine credit derivative transactions between LBIE and AGFP and improperly calculated the termination payment in connection with the termination of 28 other credit derivative transactions between LBIE and AGFP. Following defaults by LBIE, AGFP properly terminated the transactions in question in compliance with the agreement between AGFP and LBIE, and calculated the termination payment properly. AGFP calculated that LBIE owes AGFP approximately $29 million in connection with the termination of the credit derivative transactions, whereas LBIE asserted in the complaint that AGFP owes LBIE a termination payment of approximately $1.4 billion. On February 3, 2012, AGFP filed a motion to dismiss certain of the counts in the complaint, and on March 15, 2013, the court granted AGFP's motion to dismiss the count relating to improper termination of the nine credit derivative transactions and denied AGFP's motion to dismiss the counts relating to the remaining transactions. On February 22, 2016, AGFP filed a motion for summary judgment on the remaining causes of action asserted by LBIE and on AGFP's counterclaims. Oral argument on AGFP's motion took place on July 21, 2016. LBIE’s administrators disclosed in an April 10, 2015 report to LBIE’s unsecured creditors that LBIE's valuation expert has calculated LBIE's damages in aggregate for the 28 transactions to range between a minimum of approximately $200 million and a maximum of approximately $500 million, depending on what adjustment, if any, is made for AGFP's credit risk and excluding any applicable interest. Notwithstanding the range calculated by LBIE's valuation expert, the Company cannot reasonably estimate the possible loss, if any, that may arise from this lawsuit.

Proceedings Related to AGMH’s Former Financial Products Business

The following is a description of legal proceedings involving AGMH’s former Financial Products Business. Although the Company did not acquire AGMH’s former Financial Products Business, which included AGMH’s former GIC business, medium term notes business and portions of the leveraged lease businesses, certain legal proceedings relating to those businesses were against entities that the Company did acquire. While Dexia SA and Dexia Crédit Local S.A. (together, "Dexia") have paid all expenses and settlement amounts due to date as a result of the proceedings described below, such indemnification might not be sufficient to fully hold the Company harmless against any injunctive relief or civil or criminal sanction that is imposed against AGMH or its subsidiaries as a result of any potential newly asserted claims related to these matters.

From 2008 through 2010, complaints were brought on behalf of a purported class of state, local and municipal government entities alleging federal antitrust violations in the municipal derivatives industry, seeking damages and alleging, among other things, a conspiracy to fix the pricing of, and manipulate bids for, municipal derivatives, including GICs. These actions were consolidated before one judge in the Southern District of New York as MDL 1950, In re Municipal Derivatives Antitrust Litigation, Case No. 1:08 cv 2516. Following motions to dismiss, amended class action complaints were filed on behalf of a putative class of plaintiffs. The most recently amended, operative class action complaint does not list AGMH or its affiliates as defendants or co-conspirators. On July 8, 2016, the MDL 1950 Court entered an order approving settlement of the remaining class claims, resolving the putative class case.

In addition, the Attorney General of the State of West Virginia filed a lawsuit that, as amended, named AGM and Assured Guaranty US Holdings as defendants and alleged a conspiracy to decrease the returns that West Virginia public entities earned on municipal derivative instruments. Also, approximately 19 California and New York government entities brought individual lawsuits that were not a part of the class action and that did not dismiss AGMH or its affiliates. All these cases were transferred to the Southern District of New York and consolidated with MDL 1950 for pretrial purposes. In June and July 2016, Dexia executed settlement agreements covering the action brought by the Attorney General of the State of West Virginia and the actions brought by the individual California and New York plaintiffs, and on July 1, 2016, and July 27, 2016, respectively, the MDL 1950 court dismissed with prejudice the claims against Assured Guaranty U.S. Holdings and AGM in all such actions. Those settlements release all claims as to Assured Guaranty US Holdings, AGMH, and AGM, as well as their parents, subsidiaries and affiliates.

AGMH and/or AGM received subpoenas duces tecum and interrogatories or civil investigative demands from the Attorneys General of the States of Connecticut, Florida, Illinois, Massachusetts, Missouri, New York, Texas and West Virginia relating to their investigations of alleged bid rigging of municipal GICs. In addition, AGMH received a subpoena from the Antitrust Division of the Department of Justice in November 2006 issued in connection with an ongoing criminal investigation of bid rigging of awards of municipal GICs and other municipal derivatives. AGMH responded to such requests when they were received several years ago. While it is possible AGMH may receive additional inquiries from these or other regulators, the Company is not currently aware that any governmental authority, including such Attorneys General or the Department of Justice, are actively pursuing or contemplating legal proceedings with respect to AGMH's former Financial Products Business.

ITEM 1A.	RISK FACTORS

The following information, which could materially affect the Company’s business, financial condition or future results, contains material updates and/or additions to the risk factors set forth in Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and should be considered carefully and read in conjunction with the information set forth in such Annual Report on Form 10-K and in the Company’s other filings with the SEC. The risks and uncertainties described below are not the only ones the Company faces. Additional risks not presently known to the Company or that it currently deems immaterial may also impair its business or results of operations. Any of the risks described below could result in a significant or material adverse effect on the Company’s results of operations or financial condition.
Economic impacts from ‘Brexit’ may adversely impact credits insured by the Company and may cause interest rates to remain lower for longer than they would have absent ‘Brexit’.

On June 23, 2016, a referendum was held in the U.K. in which a majority voted to exit the EU, known as “Brexit”. Negotiations are expected to commence soon to determine the future terms of the U.K’s relationship with the EU, including the terms of trade between the U.K. and the EU. Any resulting political, social and economic uncertainty and changes arising from Brexit may have a negative impact on the economies of the U.K. as well as non-U.K. EU and EEA countries, which may increase the probability of losses on obligations insured by the Company that are exposed to risks in the U.K. and non-U.K. EU and EEA countries. In addition, central banks, including the United States Federal Reserve, may lower interest rates, or extend the period of lower interest rates, to mitigate the economic impacts of Brexit. Low interest rates may adversely affect the Company as described under the risk factor “Persistently low interest rate levels and credit spreads could adversely affect demand for financial guaranty insurance as well as the Company’s financial condition.” in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Changes in applicable laws and regulations resulting from Brexit may adversely affect the Company.

Brexit could lead to legal uncertainty and politically divergent national laws and regulations as the U.K. determines which EU laws to replace or replicate. Depending on the terms of Brexit, AGE may lose the ability to insure new transactions from London in non-U.K. EU and EEA countries without obtaining additional licenses, which may require a presence in another EU country. Brexit-related changes in laws and regulations may also adversely affect the Company’s surveillance and loss mitigation activities with respect to existing insured transactions in non-U.K. EU and EEA countries, especially to the extent Brexit inhibits the issuance of new guaranties in distressed situations. Brexit may also impact laws, rules and regulations applicable to U.K. entities with obligations insured by the Company and could adversely impact the ability of non-U.K. EU or EEA citizens to continue to be employed at AGE in London.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during Second Quarter 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program(2)
April 1 - April 30	793,672	$25.20	793,672	$210,000,028
May 1 - May 31	776,253	$25.76	776,253	$190,000,037
June 1 - June 30	761,549	$26.26	761,549	$170,000,037
Total	2,331,474	$25.73	2,331,474
____________________

(1)
After giving effect to repurchases since the beginning of 2013 through August 3, 2016, the Company has repurchased a total of 64.1 common shares for approximately $1,564 million, excluding commissions, at an average price of $24.42 per share. On February 24, 2016, the Company's Board of Directors approved a $250 million share repurchase authorization. As of August 3, 2016, $150 million of total capacity remained from the authorization, on a settlement basis.

(2)	Excludes commissions.

ITEM 6.	EXHIBITS.

See Exhibit Index for a list of exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURED GUARANTY LTD. (Registrant)

Dated August 4, 2016	By:	/s/ ROBERT A. BAILENSON

Robert A. Bailenson Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.1
The following financial information from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the Three and Six Months ended June 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months ended June 30, 2016 and 2015 (iv) Consolidated Statement of Shareholders’ Equity for the Six Months ended June 30, 2016; (v) Consolidated Statements of Cash Flows for the Six Months ended June 30, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements.