Form 10-Q
period 2016-09-30
ASSURED GUARANTY LTD
filed 2016-11-04
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
The number of registrant’s Common Shares ($0.01 par value) outstanding as of November 1, 2016 was 130,375,131 (includes 58,858 unvested restricted shares).

ASSURED GUARANTY LTD.

PART I.    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Assured Guaranty Ltd.

Consolidated Balance Sheets (unaudited)

(dollars in millions except per share and share amounts)

	As of September 30, 2016	As of December 31, 2015
Assets
Investment portfolio:
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $10,219 and $10,275)	$10,752	$10,627
Short-term investments, at fair value	528	396
Other invested assets	165	169
Total investment portfolio	11,445	11,192
Cash	98	166
Premiums receivable, net of commissions payable	608	693
Ceded unearned premium reserve	213	232
Deferred acquisition costs	108	114
Reinsurance recoverable on unpaid losses	87	69
Salvage and subrogation recoverable	455	126
Credit derivative assets	28	81
Deferred tax asset, net	459	276
Current income tax receivable	—	40
Financial guaranty variable interest entities’ assets, at fair value	877	1,261
Other assets	291	294
Total assets	$14,669	$14,544
Liabilities and shareholders’ equity
Unearned premium reserve	$3,668	$3,996
Loss and loss adjustment expense reserve	1,091	1,067
Reinsurance balances payable, net	71	51
Long-term debt	1,304	1,300
Credit derivative liabilities	509	446
Current income tax payable	26	—
Financial guaranty variable interest entities’ liabilities with recourse, at fair value	832	1,225
Financial guaranty variable interest entities’ liabilities without recourse, at fair value	153	124
Other liabilities	375	272
Total liabilities	8,029	8,481
Commitments and contingencies (See Note 14)
Common stock ($0.01 par value, 500,000,000 shares authorized; 130,972,620 and 137,928,552 shares issued and outstanding)	1	1
Additional paid-in capital	1,166	1,342
Retained earnings	5,110	4,478
Accumulated other comprehensive income, net of tax of $144 and $104	358	237
Deferred equity compensation (320,193 and 320,193 shares)	5	5
Total shareholders’ equity	6,640	6,063
Total liabilities and shareholders’ equity	$14,669	$14,544
The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Operations (unaudited)

(dollars in millions except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Net earned premiums	$231	$213	$628	$574
Net investment income	94	112	291	311
Net realized investment gains (losses):
Other-than-temporary impairment losses	(4)	(18)	(32)	(34)
Less: portion of other-than-temporary impairment loss recognized in other comprehensive income	1	0	(6)	3
Net impairment loss	(5)	(18)	(26)	(37)
Other net realized investment gains (losses)	3	(9)	21	17
Net realized investment gains (losses)	(2)	(27)	(5)	(20)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	15	6	47	35
Net unrealized gains (losses)	6	80	(23)	265
Net change in fair value of credit derivatives	21	86	24	300
Fair value gains (losses) on committed capital securities	(23)	(15)	(50)	10
Fair value gains (losses) on financial guaranty variable interest entities	(11)	2	11	0
Bargain purchase gain and settlement of pre-existing relationships	259	—	259	214
Other income (loss)	(3)	(3)	49	43
Total revenues	566	368	1,207	1,432
Expenses
Loss and loss adjustment expenses	(9)	112	183	318
Amortization of deferred acquisition costs	4	5	13	15
Interest expense	26	25	77	76
Other operating expenses	65	54	188	176
Total expenses	86	196	461	585
Income (loss) before income taxes	480	172	746	847
Provision (benefit) for income taxes
Current	18	41	80	78
Deferred	(17)	2	(18)	142
Total provision (benefit) for income taxes	1	43	62	220
Net income (loss)	$479	$129	$684	$627

Earnings per share:
Basic	$3.63	$0.88	$5.10	$4.16
Diluted	$3.60	$0.88	$5.06	$4.13
Dividends per share	$0.13	$0.12	$0.39	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Comprehensive Income (unaudited)

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$479	$129	$684	$627
Unrealized holding gains (losses) arising during the period on:
Investments with no other-than-temporary impairment, net of tax provision (benefit) of $(14), $17, $48 and $(36)	(33)	41	146	(77)
Investments with other-than-temporary impairment, net of tax provision (benefit) of $8, $(9), $(5) and $(12)	13	(15)	(10)	(23)
Unrealized holding gains (losses) arising during the period, net of tax	(20)	26	136	(100)
Less: reclassification adjustment for gains (losses) included in net income (loss), net of tax provision (benefit) of $(1), $(6), $(1) and $(4)	0	(12)	(1)	(7)
Change in net unrealized gains on investments	(20)	38	137	(93)
Other, net of tax provision	(5)	(4)	(16)	(4)
Other comprehensive income (loss)	$(25)	$34	$121	$(97)
Comprehensive income (loss)	$454	$163	$805	$530

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statement of Shareholders’ Equity (unaudited)

For the Nine Months Ended September 30, 2016

(dollars in millions, except share data)

	Common Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity
Balance at December 31, 2015	137,928,552	$1	$1,342	$4,478	$237	$5	$6,063
Net income	—	—	—	684	—	—	684
Dividends ($0.39 per share)	—	—	—	(52)	—	—	(52)
Common stock repurchases	(7,420,631)	0	(190)	—	—	—	(190)
Share-based compensation and other	464,699	0	14	—	—	—	14
Other comprehensive income	—	—	—	—	121	—	121
Balance at September 30, 2016	130,972,620	$1	$1,166	$5,110	$358	$5	$6,640

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Cash Flows (unaudited)

(in millions)

	Nine Months Ended September 30,
	2016	2015
Net cash flows provided by (used in) operating activities	$(190)	$(39)
Investing activities
Fixed-maturity securities:
Purchases	(1,028)	(1,844)
Sales	877	1,719
Maturities	861	635
Net sales (purchases) of short-term investments	80	751
Net proceeds from paydowns on financial guaranty variable interest entities’ assets	590	114
Acquisition of Radian Asset, net of cash acquired	—	(800)
Acquisition of CIFG, net of cash acquired (see Note 2)	(435)	—
Other	(12)	59
Net cash flows provided by (used in) investing activities	933	634
Financing activities
Dividends paid	(52)	(55)
Repurchases of common stock	(190)	(420)
Share activity under option and incentive plans	4	(2)
Net paydowns of financial guaranty variable interest entities’ liabilities	(567)	(122)
Repayment of long-term debt	(2)	(3)
Net cash flows provided by (used in) financing activities	(807)	(602)
Effect of foreign exchange rate changes	(4)	(2)
Increase (decrease) in cash	(68)	(9)
Cash at beginning of period	166	75
Cash at end of period	$98	$66
Supplemental cash flow information
Cash paid (received) during the period for:
Income taxes	$2	$71
Interest	$55	$55

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

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

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and, in the opinion of management, reflect all adjustments that are of a normal recurring nature, necessary for a fair statement of the financial condition, results of operations and cash flows of the Company and its consolidated variable interest entities (“VIEs”) for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited interim consolidated financial statements are as of September 30, 2016 and cover the three-month period ended September 30, 2016 ("Third Quarter 2016"), the three-month period ended September 30, 2015 ("Third Quarter 2015"), the nine-month period ended September 30, 2016 ("Nine Months 2016") and the nine-month period ended September 30, 2015 ("Nine Months 2015"). Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. The year-end balance sheet data was derived from audited financial statements.

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

Future Application of Accounting Standards

Income Taxes

In October 2016, the FASB issued Accounting Standards Update ("ASU") 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory, which removes the current prohibition against immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory.  Under the ASU, the selling (transferring) entity is required to recognize a current income tax expense or benefit upon transfer of the asset.  Similarly, the purchasing (receiving) entity is required to recognize a deferred tax asset or deferred tax liability, as well as the related deferred tax benefit or expense, upon receipt of the asset.  The ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted.  The ASU’s amendments are to be applied on a modified retrospective basis recognizing the effects in retained earnings as of the beginning of the year of adoption.  The Company is currently evaluating the effect on its Consolidated Financial Statements of adopting this ASU.

Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The issues addressed in the new guidance include debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investments, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the effect on its Consolidated Financial Statements of adopting this ASU.

Credit Losses on Financial Instruments

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The amendments in this ASU are intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions will use forward-looking information to better inform their credit loss estimates as a result of the ASU. While many of the loss estimation techniques applied today will still be permitted, the inputs to those techniques will change to reflect the full amount of expected credit losses. The ASU requires enhanced disclosures to help investors and other financial statement users to better understand significant estimates and judgments used in estimating credit losses, as well as credit quality and underwriting standards of an organization’s portfolio.

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

Share-Based Payments

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur.  The ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and early adoption is permitted.  The Company does not expect that the ASU will have a material effect on its Consolidated Financial Statements.

2.	Acquisitions

Consistent with one of its key business strategies of supplementing its book of business through acquisitions, the Company has acquired two financial guaranty companies since January 1, 2015 and has entered into an agreement to acquire another financial guaranty company, as described below.

CIFG Holding Inc.

On July 1, 2016, AGC acquired all of the issued and outstanding capital stock of CIFG Holding Inc. (together with its subsidiaries “CIFGH"), the parent of financial guaranty insurer CIFG Assurance North America, Inc. ("CIFG"), (the "CIFG Acquisition"), for $450.6 million in cash. AGUS previously owned 1.6% of the outstanding shares of CIFGH, for which it received $7.1 million in consideration from AGC, resulting in a net consolidated purchase price of $443 million. AGC merged CIFG with and into AGC, with AGC as the surviving company, on July 5, 2016. The CIFG Acquisition added $4.2 billion of net par insured on July 1, 2016.

At the time of the CIFG Acquisition, CIFG had a subsidiary financial guaranty company domiciled and licensed in France, CIFG Europe S.A. (“CIFGE”). CIFG had reinsured all of CIFGE’s outstanding financial guaranty business and also had issued a “second-to-pay policy” pursuant to which CIFG guaranteed the full and complete payment of any shortfall in amounts due from CIFGE on its insured portfolio; AGC assumed these obligations as part of the CIFG merger with and into AGC. CIFGE is in run-off, and remains a separate subsidiary, now owned by AGC. At September 30, 2016, CIFGE had investment assets of $43 million and gross par exposure of $828 million, and is not currently expected to pay dividends.

The CIFG Acquisition was accounted for under the acquisition method of accounting which requires that the assets and liabilities acquired be recorded at fair value. The Company exercised significant judgment to determine the fair value of the assets it acquired and liabilities it assumed in the CIFG Acquisition. The most significant of these determinations related to the valuation of CIFGH's financial guaranty insurance and credit derivative contracts. On an aggregate basis, CIFGH's contractual premiums for financial guaranty contracts were less than the premiums a market participant of similar credit quality would demand to acquire those contracts at the date of the CIFG Acquisition (the "CIFG Acquisition Date"), particularly for below-investment-grade transactions, resulting in a significant amount of the purchase price being allocated to these contracts. For information on the methodology the Company used to measure the fair value of assets it acquired and liabilities it assumed in the CIFG Acquisition, including financial guaranty insurance and credit derivative contracts, please refer to Note 7, Fair Value Measurement.

The fair value of the Company's stand-ready obligation on the CIFG Acquisition Date is recorded in unearned premium reserve. After the CIFG Acquisition Date, loss reserves and loss and loss adjustment expenses ("LAE") will be recorded when the expected losses for each contract exceeds the remaining unearned premium reserve, in accordance with the Company's accounting policy described in the Annual Report on Form 10-K. The expected losses acquired by the Company as part of the CIFG Acquisition are included in the description of expected losses to be paid under Note 5, Expected Losses to be Paid.

The excess of the fair value of net assets acquired over the consideration transferred was recorded as a bargain purchase gain in "bargain purchase gain and settlement of pre-existing relationships" in net income. In addition, the Company and CIFG had pre-existing reinsurance relationships, which were also effectively settled at fair value on the CIFG Acquisition Date. The loss on settlement of these pre-existing reinsurance relationships represents the net difference between the historical assumed balances that were recorded by AGC and the fair value of ceded balances acquired from CIFG. The Company believes the bargain purchase gain resulted from the nature of the financial guaranty business and the desire of investors in CIFGH to monetize their investments in CIFGH. The bargain purchase gain reflects the fair value of CIFGH’s assets and liabilities, as well as tax attributes that were recorded in deferred taxes comprising net operating losses (after Internal Revenue Code change in control provisions) and other temporary book-to-tax differences for which CIFGH had recorded a full valuation allowance.

The following table shows the net effect of the CIFG Acquisition, including the effects of the settlement of pre-existing relationships.

	Fair Value of Net Assets Acquired, before Settlement of Pre-existing Relationships	Net effect of Settlement of Pre-existing Relationships	Net Effect of CIFG Acquisition
	(in millions)
Cash Purchase Price (1)	$443	$—	$443

Identifiable assets acquired:
Investments	770	—	770
Cash	8	—	8
Premiums receivable, net of commissions payable	18	—	18
Ceded unearned premium reserve	173	(173)	—
Deferred acquisition costs	1	(1)	—
Salvage and subrogation recoverable	23	—	23
Credit derivative assets	1	—	1
Deferred tax asset, net	194	34	228
Other assets	4	—	4
Total assets	1,192	(140)	1,052

Liabilities assumed:
Unearned premium reserves	306	(10)	296
Loss and loss adjustment expense reserve	1	(66)	(65)
Credit derivative liabilities	68	0	68
Other liabilities	17	—	17
Total liabilities	392	(76)	316
Net asset effect of CIFG Acquisition	800	(64)	736
Bargain purchase gain and settlement of pre-existing relationships resulting from CIFG Acquisition, after-tax	357	(64)	293
Deferred tax	—	(34)	(34)
Bargain purchase gain and settlement of pre-existing relationships resulting from CIFG Acquisition, pre-tax	$357	$(98)	$259
_____________________

(1)
The cash purchase price of $443 million was the cash transferred for the acquisition which was allocated as follows: (1) $270 million for the purchase of net assets of $627 million, and (2) the settlement of pre-existing relationships between CIFG and Assured Guaranty at a fair value of $173 million.

Revenue and net income related to CIFGH from the CIFG Acquisition Date through September 30, 2016 included in the consolidated statement of operations were approximately $282 million and $308 million, respectively. For Third Quarter 2016 and Nine Months 2016, the Company recognized transaction expenses related to the CIFG Acquisition. These expenses were primarily driven by the fees paid to the Company's legal and financial advisors and to the Company's independent auditor.

CIFG Acquisition-Related Expenses

	Third Quarter 2016	Nine Months 2016
	(in millions)
Professional services	$1	$2
Financial advisory fees	3	4
Total	$4	$6

The Company has determined that the presentation of pro-forma information is impractical for the CIFG Acquisition as historical financial records are not available on a U.S. GAAP basis.

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

Please refer to Note 2, Acquisition of Radian Asset Assurance Inc., in Part II, Item 8. “Financial Statements and Supplementary Data” of AGL’s Annual Report on Form 10-K for the year ended December 31, 2015 for additional information on the acquisition of Radian Asset, including the purchase price and the allocation of the purchase price to net assets acquired and the resulting bargain purchase gain and the gain on settlement of pre-existing relationships.

MBIA UK Insurance Limited

On September 29, 2016, Assured Guaranty Ltd. announced that its subsidiary AGC entered into an agreement to acquire MBIA UK Insurance Limited ("MBIA UK"), the European operating subsidiary of MBIA Insurance Corporation (together with its subsidiaries, "MBIA"). The parties expect the transaction to close in early January 2017, subject to receipt of regulatory approvals and the satisfaction of other customary closing conditions. There can be no assurance that regulatory approvals will be obtained.

Under the agreement, AGC will deliver to MBIA all of the notes issued in the Zohar II 2005-1 transaction that AGC holds, and the seller, MBIA UK (Holdings) Limited, will transfer to AGC all of the outstanding shares of MBIA UK plus $23 million in cash. The Zohar notes to be transferred had, as of September 30, 2016, a total outstanding principal of approximately $347 million. MBIA Insurance Corporation insures all of the notes issued in the Zohar II 2005-1 transaction.

    As of June 30, 2016, MBIA UK had an insured portfolio of approximately $13 billion of net par. Assured Guaranty currently plans to maintain MBIA UK as a stand-alone entity but could combine it with other European affiliates in the future.

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

The Company periodically assesses the value of each rating assigned to each of its companies, and as a result of such assessment may request that a rating agency add or drop a rating from certain of its companies. For example, the Kroll Bond Rating Agency ("KBRA") ratings were first assigned to MAC in 2013, to AGM in 2014, and to AGC in 2016, while the A.M. Best Company, Inc. ("Best") rating was first assigned to Assured Guaranty Re Overseas Ltd. ("AGRO") in 2015, and a Moody's Investors Service, Inc. ("Moody's") rating was never requested for MAC and was dropped from AG Re and AGRO in 2015.

In the last several years, S&P Global Ratings, a division of Standard & Poor's Financial Services LLC ("S&P") and Moody's have changed, multiple times, their financial strength ratings of AGL's insurance subsidiaries, or changed the outlook on such ratings. More recently, KBRA and Best have assigned financial strength ratings to some of AGL's insurance subsidiaries. The rating agencies' most recent actions related to AGL's insurance subsidiaries are:

•
On September 20, 2016, KBRA assigned a financial strength rating of AA (stable outlook) to AGC. On July 8, 2016 and December 10, 2015, KBRA affirmed the AA+ (stable outlook) financial strength ratings of MAC and AGM, respectively.

•
On August 8, 2016, Moody's affirmed the A2 (stable outlook) on AGM and AGE and A3 insurance financial strength rating on AGC and AGC's subsidiary Assured Guaranty (UK) Ltd. ("AGUK") raising the outlook to stable from negative. Effective April 8, 2015, at the Company's request, Moody’s withdrew the financial strength ratings it had assigned to AG Re and AGRO.

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

Credits identified as BIG are subjected to further review to determine the probability of a loss. See Note 5, Expected Loss to be Paid, for additional information. Surveillance personnel then assign each BIG transaction to the appropriate BIG surveillance category based upon whether a future loss is expected and whether a claim has been paid. For surveillance purposes, the Company calculates present value using a discount rate of 4% or 5% depending on the insurance subsidiary. (Risk-free rates are used for calculating the expected loss for financial statement measurement purposes.)

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

Financial Guaranty
Debt Service Outstanding

	Gross Debt Service Outstanding		Net Debt Service Outstanding
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
	(in millions)
Public finance	$451,287	$515,494	$433,621	$494,426
Structured finance	33,284	43,976	31,938	41,915
Total financial guaranty	$484,571	$559,470	$465,559	$536,341

In addition to the financial guaranty debt service shown in the table above, the Company provides a structured capital relief Triple-X excess of loss life reinsurance on approximately $275 million of exposure as of September 30, 2016 and $0 as of December 31, 2015, which is expected to increase to approximately $1 billion prior to September 30, 2036. The Company also has mortgage guaranty reinsurance related to loans originated in Ireland on debt service of approximately $38 million as of September 30, 2016, and $102 million as of December 31, 2015.

Financial Guaranty Portfolio by Internal Rating (1)
As of September 30, 2016

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$2,182	0.9%	$703	2.5%	$11,187	45.9%	$1,526	37.7%	$15,598	5.0%
AA	53,330	20.6	1,768	6.2	6,246	25.6	134	3.4	61,478	19.5
A	137,270	53.1	6,466	22.9	1,744	7.1	669	16.5	146,149	46.3
BBB	58,274	22.5	17,872	63.3	869	3.6	1,172	28.9	78,187	24.8
BIG	7,594	2.9	1,430	5.1	4,341	17.8	548	13.5	13,913	4.4
Total net par outstanding (2)	$258,650	100.0%	$28,239	100.0%	$24,387	100.0%	$4,049	100.0%	$315,325	100.0%
_____________________

(1)	The September 30, 2016 amounts include $3.7 billion of net par acquired from CIFG.

(2)	As of September 30, 2016, excludes $2.1 billion of net par as a result of loss mitigation strategies, including loss mitigation securities held in the investment portfolio, which are primarily BIG.

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2015

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$3,053	1.1%	$709	2.4%	$14,366	45.2%	$2,709	50.6%	$20,837	5.8%
AA	69,274	23.7	2,017	6.8	7,934	25.0	177	3.3	79,402	22.1
A	157,440	53.9	6,765	22.9	2,486	7.8	555	10.3	167,246	46.7
BBB	54,315	18.6	18,708	63.2	1,515	4.8	1,365	25.5	75,903	21.2
BIG	7,784	2.7	1,378	4.7	5,469	17.2	552	10.3	15,183	4.2
Total net par outstanding (1)	$291,866	100.0%	$29,577	100.0%	$31,770	100.0%	$5,358	100.0%	$358,571	100.0%
_____________________

(1)	As of December 31, 2015, excludes $1.5 billion of net par as a result of loss mitigation strategies, including loss mitigation securities held in the investment portfolio, which are primarily BIG.

In addition to amounts shown in the tables above, the Company had outstanding commitments to provide guaranties of $1.2 billion for public finance obligations as of September 30, 2016. The expiration dates for the public finance commitments range between October 1, 2016 and February 25, 2017, with $918 million expiring prior to the date of this filing. The commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Components of BIG Portfolio

Components of BIG Net Par Outstanding
(Insurance and Credit Derivative Form)
As of September 30, 2016

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
U.S. public finance	$2,632	$3,107	$1,855	$7,594	$258,650
Non-U.S. public finance	1,370	60	—	1,430	28,239
Structured finance:
First lien U.S. residential mortgage-backed securities ("RMBS"):
Prime first lien	16	103	22	141	217
Alt-A first lien	85	41	472	598	1,047
Option ARM	22	6	59	87	172
Subprime	80	260	826	1,166	3,136
Second lien U.S. RMBS	29	71	1,204	1,304	1,307
Total U.S. RMBS	232	481	2,583	3,296	5,879
Triple-X life insurance transactions	—	—	126	126	2,060
Trust preferred securities (“TruPS”)	428	127	—	555	2,557
Student loans	—	68	41	109	1,423
Other structured finance	548	217	38	803	16,517
Total	$5,210	$4,060	$4,643	$13,913	$315,325

Components of BIG Net Par Outstanding
(Insurance and Credit Derivative Form)
As of December 31, 2015

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
U.S. public finance	$4,765	$2,883	$136	$7,784	$291,866
Non-U.S. public finance	875	503	—	1,378	29,577
Structured finance:
First lien U.S. RMBS:
Prime first lien	225	34	25	284	445
Alt-A first lien	119	73	601	793	1,353
Option ARM	39	12	90	141	252
Subprime	146	228	930	1,304	3,457
Second lien U.S. RMBS	491	50	910	1,451	1,560
Total U.S. RMBS	1,020	397	2,556	3,973	7,067
Triple-X life insurance transactions	—	—	216	216	2,750
TruPS	679	127	—	806	4,379
Student loans	12	68	83	163	1,818
Other structured finance	672	151	40	863	21,114
Total	$8,023	$4,129	$3,031	$15,183	$358,571

BIG Net Par Outstanding
and Number of Risks
As of September 30, 2016

	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$4,470	$740	$5,210	182	11	193
Category 2	3,861	199	4,060	76	5	81
Category 3	4,503	140	4,643	144	11	155
Total BIG	$12,834	$1,079	$13,913	402	27	429

 BIG Net Par Outstanding
and Number of Risks
As of December 31, 2015

	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$7,019	$1,004	$8,023	202	12	214
Category 2	3,655	474	4,129	85	8	93
Category 3	2,900	131	3,031	132	12	144
Total BIG	$13,574	$1,609	$15,183	419	32	451
_____________________
(1)    Includes net par outstanding for VIEs.

(2)	A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making debt service payments.

Exposure to Puerto Rico

The Company has insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (“Puerto Rico” or the “Commonwealth”) and various obligations of its related authorities and public corporations aggregating $4.8 billion net par as of September 30, 2016, all of which are rated BIG.

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

On April 6, 2016, the Governor signed into law the Puerto Rico Emergency Moratorium & Financial Rehabilitation Act (the “Moratorium Act”). The Moratorium Act purportedly empowers the Governor to declare, entity by entity, states of emergencies and moratoriums on debt service payments on obligations of the Commonwealth and its related authorities and public corporations, as well as instituting a stay against related litigation, among other things. The Governor has used the authority of the Moratorium Act to take a number of actions related to issuers of obligations the Company insures. National Public Finance Guarantee Corporation ("National") (another financial guarantor), holders of the Commonwealth general obligation bonds and certain Puerto Rico residents have filed suits to invalidate the Moratorium Act, and on July 21, 2016, the Company filed a motion and form of complaint in the U.S. District Court for the District of Puerto Rico seeking relief from the stay of litigation imposed by the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) to seek a declaration that the Moratorium Act is preempted by Federal bankruptcy law; that motion was denied on November 2, 2016, on procedural grounds. The PROMESA stay expires on February 15, 2017.

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

On June 30, 2016, PROMESA was signed into law by the President of the United States. PROMESA establishes a seven-member federal financial oversight board (“Oversight Board”) with authority to require that balanced budgets and fiscal plans be adopted and implemented by Puerto Rico. PROMESA provides a legal framework under which the debt of the Commonwealth and its related authorities and public corporations may be voluntarily restructured, and grants the Oversight Board the sole authority to file restructuring petitions in a federal court to restructure the debt of the Commonwealth and its related authorities and public corporations if voluntary negotiations fail, provided that any such restructuring must be in accordance with an Oversight Board approved fiscal plan that respects the liens and priorities provided under Puerto Rico law. PROMESA also appears to preempt at least portions of the Moratorium Act and appears to stay debt-related litigation, possibly including the Company’s litigation regarding the Clawback Orders. On August 31, 2016, the President of the United States appointed the seven members of the Oversight Board.

The Oversight Board has begun meeting. Press reports indicate that the Oversight Board has set a target of mid-January 2017 for hiring an executive director and is considering intervening in certain litigation relating to the Moratorium Act or otherwise related to Puerto Rico’s debt problems. On October 28, 2016, the Oversight Board filed a motion to intervene in the litigation noted above initiated by the Company on July 21, 2016, and seeking relief from the PROMESA stay. That motion was denied on November 1, 2016, without prejudice, on procedural grounds. The Oversight Board also may seek in the future to intervene in litigation initiated by the Company.

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

Constitutionally Guaranteed

General Obligation. As of September 30, 2016, the Company had $1,476 million insured net par outstanding of the general obligations of Puerto Rico, which are supported by the good faith, credit and taxing power of the Commonwealth. On July 1, 2016, despite the requirements of Article VI of its Constitution but pursuant to an executive order issued by the Governor under the Moratorium Act, the Commonwealth defaulted on most of the debt service payment due that day, and the Company made its first claim payments on these bonds.

Puerto Rico Public Buildings Authority (“PBA”). As of September 30, 2016, the Company had $169 million insured net par outstanding of PBA bonds, which are supported by a pledge of the rents due under leases of government facilities to departments, agencies, instrumentalities and municipalities of the Commonwealth, and that benefit from a Commonwealth guaranty supported by a pledge of the Commonwealth’s good faith, credit and taxing power. On July 1, 2016, despite the requirements of Article VI of its Constitution but pursuant to an executive order issued by the Governor under the Moratorium Act, the PBA defaulted on most of the debt service payment due that day, and the Company made its first claim payments on these bonds.

Public Corporations - Certain Revenues Potentially Subject to Clawback

PRHTA. As of September 30, 2016, the Company had $918 million insured net par outstanding of PRHTA (Transportation revenue) bonds and $350 million insured net par of PRHTA (Highways revenue) bonds. The transportation revenue bonds are secured by a subordinate gross pledge of gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls, plus a first lien on up to $120 million annually of taxes on crude oil, unfinished oil and derivative products. The highways revenue bonds are secured by a gross pledge of gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls. The Clawback Orders cover Commonwealth-derived taxes that are allocated to PRHTA. The Company believes that such sources represented a substantial majority of PRHTA’s revenues in 2015. The PRHTA bonds are subject to executive orders issued pursuant to the Moratorium Act. As noted above, the Company filed a motion and form of complaint in the U.S. District Court for the District of Puerto Rico seeking relief from the PROMESA stay to seek a declaration that the Moratorium Act is preempted by Federal bankruptcy law and that certain gubernatorial executive orders diverting PRHTA pledged toll revenues (which are not subject to the Clawback Orders) are preempted by PROMESA and violate the U.S. Constitution, and also seeking damages and injunctive relief. That motion was denied on November 2, 2016, on procedural grounds. The PROMESA stay expires on February 15, 2017. There were sufficient funds in the PRHTA bond accounts to make the July 1, 2016 PRHTA debt service payments guaranteed by the Company, and those payments were made in full.

PRCCDA. As of September 30, 2016, the Company had $152 million insured net par outstanding of PRCCDA bonds, which are secured by certain hotel tax revenues. These revenues are sensitive to the level of economic activity in the area and are subject to the Clawback Orders, and the bonds are subject to an executive order issued pursuant to the Moratorium Act. There were sufficient funds in the PRCCDA bond accounts to make the July 1, 2016 PRCCDA bond payments guaranteed by the Company, and those payments were made in full.

PRIFA. As of September 30, 2016, the Company had $18 million insured net par outstanding of PRIFA bonds, which are secured primarily by the return to Puerto Rico of federal excise taxes paid on rum. These revenues are subject to the Clawback Orders and the bonds are subject to an executive order issued pursuant to the Moratorium Act. The Company made its first claim payment on PRIFA bonds in January 2016, and has continued to make claim payments on PRIFA bonds.

Other Public Corporations

Puerto Rico Electric Power Authority ("PREPA"). As of September 30, 2016, the Company had $724 million insured net par outstanding of PREPA obligations, which are payable from a pledge of net revenues of the electric system.

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

Puerto Rico Aqueduct and Sewer Authority (“PRASA”). As of September 30, 2016, the Company had $373 million of insured net par outstanding to PRASA bonds, which are secured by the gross revenues of the water and sewer system. On September 15, 2015, PRASA entered into a settlement with the U.S.Department of Justice and the U.S. Environmental Protection Agency that requires it to spend $1.6 billion to upgrade and improve its sewer system island-wide. According to a material event notice PRASA filed on March 4, 2016, PRASA owed its contractors $140 million. The PRASA Revitalization Act, which establishes a securitization mechanism that could facilitate debt issuance, was signed into law on July 13, 2016. While certain bonds benefiting from a guarantee by the Commonwealth are subject to an executive order issued under the Moratorium Act, bonds insured by the Company are not subject to that order. There were sufficient funds in the PRASA bond accounts to make the July 1, 2016, PRASA bond payments guaranteed by the Company, and those payments were made in full.

Municipal Finance Agency ("MFA"). As of September 30, 2016, the Company had $334 million net par outstanding of bonds issued by MFA secured by a pledge of local property tax revenues. There were sufficient funds in the MFA bond accounts to make the July 1, 2016 MFA bond payments guaranteed by the Company, and those payments were made in full.

Puerto Rico Sales Tax Financing Corporation (“COFINA”). As of September 30, 2016, the Company had $271 million insured net par outstanding of junior COFINA bonds, which are secured primarily by a second lien on certain sales and use taxes. There were no debt service payments due on July 1, 2016 on Company-insured COFINA bonds, and, as of the date of this filing, all payments on Company-insured COFINA bonds had been made.

University of Puerto Rico (“U of PR”). As of September 30, 2016, the Company had $1 million insured net par outstanding of U of PR bonds, which are general obligations of the university and are secured by a subordinate lien on the proceeds, profits and other income of the University, subject to a senior pledge and lien for the benefit of outstanding university system revenue bonds. The U of PR bonds are subject to an executive order issued under the Moratorium Act. There were no debt service payments due on July 1, 2016 on Company-insured U of PR bonds, and, as of the date of this filing, all payments on Company-insured U of PR bonds had been made.

All Puerto Rico exposures are internally rated triple-C or below. The following tables show the Company’s insured exposure to general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations.

Puerto Rico
Gross Par and Gross Debt Service Outstanding

	Gross Par Outstanding		Gross Debt Service Outstanding
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
	(in millions)
Exposure to Puerto Rico	$5,437	$5,755	$9,041	$9,632

Puerto Rico
Net Par Outstanding

	As of September 30, 2016	As of December 31, 2015
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds (1)	$1,476	$1,615
Puerto Rico Public Buildings Authority (1)	169	188
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue) (2)	918	909
PRHTA (Highways revenue)	350	370
PRCCDA	152	164
PRIFA (1)	18	18
Other Public Corporations
PREPA	724	744
PRASA	373	388
MFA	334	387
COFINA	271	269
U of PR	1	1
Total net exposure to Puerto Rico	$4,786	$5,053
____________________

(1)	As of the date of this filing, the Company has paid claims on these credits.

(2)	The September 30, 2016 amount includes $46 million of net par acquired from CIFG.

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

Amortization Schedule of Puerto Rico Net Par Outstanding
and Net Debt Service Outstanding
As of September 30, 2016

	Scheduled Net Par Amortization	Scheduled Net Debt Service Amortization
	(in millions)
2016 (October 1 – December 31)	$0	$2
2017 (January 1 - March 31)	0	118
2017 (April 1 - June 30)	0	2
2017 (July 1 - September 30)	220	339
2017 (October 1 - December 31)	0	2
Subtotal 2017	220	461
2018	175	407
2019	206	430
2020	266	480
2021-2025	787	1,718
2026-2030	955	1,647
2031-2035	1,134	1,605
2036-2040	579	781
2041-2045	296	381
2046-2047	168	181
Total	$4,786	$8,093

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

Net Direct Economic Exposure to Selected European Countries(1)
As of September 30, 2016

	Hungary	Italy	Portugal	Spain	Turkey	Total
	(in millions)
Sub-sovereign exposure(2)	$252	$955	$80	$366	$—	$1,653
Non-sovereign exposure(3)	180	427	—	—	203	810
Total	$432	$1,382	$80	$366	$203	$2,463
Total BIG (See Note 5)	$360	$—	$80	$366	$—	$806
____________________

(1)	While the Company’s exposures are shown in U.S. dollars, the obligations the Company insures are in various currencies, primarily Euros.

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

The Company has excluded from the exposure tables above its indirect economic exposure to the Selected European Countries through policies it provides on pooled corporate and commercial receivables transactions. The Company calculates indirect exposure to a country by multiplying the par amount of a transaction insured by the Company times the percent of the relevant collateral pool reported as having a nexus to the country. On that basis, the Company has calculated exposure of $175 million to Selected European Countries (plus Greece) in transactions with $3.4 billion of net par outstanding. The indirect exposure to credits with a nexus to Greece is $4 million across several highly rated pooled corporate obligations with net par outstanding of $165 million.

The $203 million net insured par exposure in Turkey is to DPR securitizations sponsored by a major Turkish bank. These DPR securitizations were established outside of Turkey and involve payment orders in U.S. dollars, pounds sterling and Euros from persons outside of Turkey to beneficiaries in Turkey who are customers of the sponsoring bank. The sponsoring bank's correspondent banks have agreed to remit all such payments to a trustee-controlled account outside Turkey, where debt service payments for the DPR securitization are given priority over payments to the sponsoring bank.

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

The Company does not use traditional actuarial approaches to determine its estimates of financial guaranty expected losses. Actual losses will ultimately depend on future events or transaction performance and may be influenced by many interrelated factors that are difficult to predict. As a result, the Company's current projections of probable and estimable losses may be subject to considerable volatility and may not reflect the Company's ultimate claims paid. For information on the Company's loss estimation process, please refer to Note 5, Expected Losses to be Paid, of Part II, Item 8, Financial Statements and Supplementary Data in AGL's Annual Report on Form 10-K for the year ended December 31, 2015.

The following tables present a roll forward of the present value of net expected loss to be paid for all contracts, whether accounted for as insurance, credit derivatives or financial guaranty ("FG") VIEs, by sector, after the benefit for expected recoveries for breaches of representations and warranties ("R&W") and other expected recoveries. The Company used weighted average risk-free rates for U.S. dollar denominated obligations that ranged from 0.0% to 2.42% as of September 30, 2016 and 0.0% to 3.25% as of December 31, 2015.

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward

	Third Quarter		Nine Months
	2016	2015	2016	2015
	(in millions)
Net expected loss to be paid, beginning of period	$1,326	$1,510	$1,391	$1,169
Net expected loss to be paid on CIFG portfolio as of July 1, 2016	22	—	22	—
Net expected loss to be paid on Radian Asset portfolio as of April 1, 2015	—	—	—	190
Economic loss development due to:
Accretion of discount	5	10	20	24
Changes in discount rates	(29)	11	79	(29)
Changes in timing and assumptions	(20)	(24)	(62)	191
Total economic loss development	(44)	(3)	37	186
Paid losses	(214)	(200)	(360)	(238)
Net expected loss to be paid, end of period	$1,090	$1,307	$1,090	$1,307

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward by Sector
Third Quarter 2016

	Net Expected Loss to be Paid (Recovered) as of June 30, 2016	Net Expected Loss to be Paid (Recovered) on CIFG as of July 1, 2016	Economic Loss Development	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2016 (2)
	(in millions)
Public Finance:
U.S. public finance	$963	$40	$9	$(196)	$816
Non-U.S. public finance	37	2	(1)	—	38
Public Finance	1,000	42	8	(196)	854
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	3	—	0	0	3
Alt-A first lien	(96)	0	3	5	(88)
Option ARM	(56)	—	(3)	3	(56)
Subprime	227	—	(17)	(12)	198
Total first lien	78	0	(17)	(4)	57
Second lien	114	(22)	(10)	9	91
Total U.S. RMBS	192	(22)	(27)	5	148
Triple-X life insurance transactions	100	—	(23)	(23)	54
Student loans	31	—	0	0	31
Other structured finance	3	2	(2)	0	3
Structured Finance	326	(20)	(52)	(18)	236
Total	$1,326	$22	$(44)	$(214)	$1,090

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward by Sector
Third Quarter 2015

	Net Expected Loss to be Paid (Recovered) as of June 30, 2015	Economic Loss Development	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2015
	(in millions)
Public Finance:
U.S. public finance	$613	$92	$(18)	$687
Non-U.S public finance	44	(1)	—	43
Public Finance	657	91	(18)	730
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	1	0	(1)	0
Alt-A first lien	265	(111)	(108)	46
Option ARM	(18)	(4)	6	(16)
Subprime	273	26	(20)	279
Total first lien	521	(89)	(123)	309
Second lien	3	13	10	26
Total U.S. RMBS	524	(76)	(113)	335
Triple-X life insurance transactions	165	1	(68)	98
Student loans	58	(2)	—	56
Other structured finance	106	(17)	(1)	88
Structured Finance	853	(94)	(182)	577
Total	$1,510	$(3)	$(200)	$1,307

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward by Sector
Nine Months 2016

	Net Expected Loss to be Paid (Recovered) as of December 31, 2015 (2)	Net Expected Loss to be Paid (Recovered) on CIFG as of July 1, 2016	Economic Loss Development	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2016 (2)
	(in millions)
Public Finance:
U.S. public finance	$771	$40	$218	$(213)	$816
Non-U.S. public finance	38	2	(2)	—	38
Public Finance	809	42	216	(213)	854
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	(2)	—	0	5	3
Alt-A first lien	127	0	(51)	(164)	(88)
Option ARM	(28)	—	(34)	6	(56)
Subprime	251	—	(42)	(11)	198
Total first lien	348	0	(127)	(164)	57
Second lien	61	(22)	(12)	64	91
Total U.S. RMBS	409	(22)	(139)	(100)	148
Triple-X life insurance transactions	99	—	(21)	(24)	54
Student loans	54	—	(15)	(8)	31
Other structured finance	20	2	(4)	(15)	3
Structured Finance	582	(20)	(179)	(147)	236
Total	$1,391	$22	$37	$(360)	$1,090

Net Expected Loss to be Paid
After Net Expected Recoveries for Breaches of R&W
Roll Forward by Sector
Nine Months 2015

	Net Expected Loss to be Paid (Recovered) as of December 31, 2014	Net Expected Loss to be Paid (Recovered) on Radian Asset portfolio as of April 1, 2015	Economic Loss Development	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2015
	(in millions)
Public Finance:
U.S. public finance	$303	$81	$327	$(24)	$687
Non-U.S. public finance	45	4	(6)	—	43
Public Finance	348	85	321	(24)	730
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	4	—	(1)	(3)	0
Alt-A first lien	304	7	(132)	(133)	46
Option ARM	(16)	0	(3)	3	(16)
Subprime	303	(4)	19	(39)	279
Total first lien	595	3	(117)	(172)	309
Second lien	(11)	1	13	23	26
Total U.S. RMBS	584	4	(104)	(149)	335
Triple-X life insurance transactions	161	—	8	(71)	98
Student loans	68	—	(7)	(5)	56
Other structured finance	8	101	(32)	11	88
Structured Finance	821	105	(135)	(214)	577
Total	$1,169	$190	$186	$(238)	$1,307
____________________

(1)
Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded in reinsurance recoverable on paid losses included in other assets. The Company paid $3 million and $7 million in LAE for Third Quarter 2016 and 2015, respectively, and $12 million and $16 million in LAE for Nine Months 2016 and 2015, respectively.

(2)	Includes expected LAE to be paid of $12 million as of September 30, 2016 and $12 million as of December 31, 2015.

Future Net R&W Recoverable (Payable)(1)

	As of September 30, 2016	As of December 31, 2015
	(in millions)
U.S. RMBS:
First lien	$(87)	$0
Second lien	50	79
Total	$(37)	$79
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

Net Expected Loss to be Paid (Recovered)
By Accounting Model
As of September 30, 2016

	Financial Guaranty Insurance	FG VIEs(1) and Other	Credit Derivatives(2)	Total
	(in millions)
Public Finance:
U.S. public finance	$816	$—	$0	$816
Non-U.S. public finance	38	—	—	38
Public Finance	854	—	0	854
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	3	—	—	3
Alt-A first lien	(110)	20	2	(88)
Option ARM	(52)	—	(4)	(56)
Subprime	119	45	34	198
Total first lien	(40)	65	32	57
Second lien	54	42	(5)	91
Total U.S. RMBS	14	107	27	148
Triple-X life insurance transactions	43	—	11	54
Student loans	31	—	—	31
Other structured finance	35	1	(33)	3
Structured Finance	123	108	5	236
Total	$977	$108	$5	$1,090

Net Expected Loss to be Paid (Recovered)
By Accounting Model
As of December 31, 2015

	Financial Guaranty Insurance	FG VIEs(1) and Other	Credit Derivatives(2)	Total
	(in millions)
Public Finance:
U.S. public finance	$771	$—	$0	$771
Non-U.S. public finance	38	—	—	38
Public Finance	809	—	0	809
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	2	—	(4)	(2)
Alt-A first lien	110	17	0	127
Option ARM	(27)	—	(1)	(28)
Subprime	153	59	39	251
Total first lien	238	76	34	348
Second lien	13	44	4	61
Total U.S. RMBS	251	120	38	409
Triple-X life insurance transactions	88	—	11	99
Student loans	54	—	—	54
Other structured finance	37	16	(33)	20
Structured Finance	430	136	16	582
Total	$1,239	$136	$16	$1,391
___________________
(1)    Refer to Note 9, Consolidated Variable Interest Entities.

(2)    Refer to Note 8, Financial Guaranty Contracts Accounted for as Credit Derivatives.

The following tables present the net economic loss development for all contracts by accounting model, by sector and after the benefit for expected recoveries for breaches of R&W.

Net Economic Loss Development (Benefit)
By Accounting Model
Third Quarter 2016

	Financial Guaranty Insurance	FG VIEs(1) and Other	Credit Derivatives(2)	Total
	(in millions)
Public Finance:
U.S. public finance	$9	$—	$—	$9
Non-U.S. public finance	(1)	—	—	(1)
Public Finance	8	—	—	8
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	0	—	—	0
Alt-A first lien	4	(1)	0	3
Option ARM	(3)	—	0	(3)
Subprime	(17)	0	0	(17)
Total first lien	(16)	(1)	0	(17)
Second lien	(1)	(1)	(8)	(10)
Total U.S. RMBS	(17)	(2)	(8)	(27)
Triple-X life insurance transactions	(23)	—	0	(23)
Student loans	0	—	—	0
Other structured finance	(3)	(1)	2	(2)
Structured Finance	(43)	(3)	(6)	(52)
Total	$(35)	$(3)	$(6)	$(44)

Net Economic Loss Development (Benefit)
By Accounting Model
Third Quarter 2015

	Financial Guaranty Insurance	FG VIEs(1) and Other	Credit Derivatives(2)	Total
	(in millions)
Public Finance:
U.S. public finance	$91	$—	$1	$92
Non-U.S. public finance	(1)	—	0	(1)
Public Finance	90	—	1	91
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	0	—	0	0
Alt-A first lien	(44)	0	(67)	(111)
Option ARM	(2)	—	(2)	(4)
Subprime	16	7	3	26
Total first lien	(30)	7	(66)	(89)
Second lien	11	2	0	13
Total U.S. RMBS	(19)	9	(66)	(76)
Triple-X life insurance transactions	(1)	—	2	1
Student loans	(2)	—	—	(2)
Other structured finance	(1)	0	(16)	(17)
Structured Finance	(23)	9	(80)	(94)
Total	$67	$9	$(79)	$(3)

Net Economic Loss Development (Benefit)
By Accounting Model
Nine Months 2016

	Financial Guaranty Insurance	FG VIEs(1) and Other	Credit Derivatives(2)	Total
	(in millions)
Public Finance:
U.S. public finance	$218	$—	$—	$218
Non-U.S. public finance	(2)	—	—	(2)
Public Finance	216	—	—	216
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	0	0	0	0
Alt-A first lien	(52)	2	(1)	(51)
Option ARM	(31)	0	(3)	(34)
Subprime	(31)	(2)	(9)	(42)
Total first lien	(114)	0	(13)	(127)
Second lien	0	(4)	(8)	(12)
Total U.S. RMBS	(114)	(4)	(21)	(139)
Triple-X life insurance transactions	(21)	0	0	(21)
Student loans	(15)	—	—	(15)
Other structured finance	0	(2)	(2)	(4)
Structured Finance	(150)	(6)	(23)	(179)
Total	$66	$(6)	$(23)	$37

Net Economic Loss Development (Benefit)
By Accounting Model
Nine Months 2015

	Financial Guaranty Insurance	FG VIEs(1) and Other	Credit Derivatives(2)	Total
	(in millions)
Public Finance:
U.S. public finance	$332	$—	$(5)	$327
Non-U.S. public finance	(6)	—	0	(6)
Public Finance	326	—	(5)	321
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	0	—	(1)	(1)
Alt-A first lien	(54)	(1)	(77)	(132)
Option ARM	(5)	—	2	(3)
Subprime	12	10	(3)	19
Total first lien	(47)	9	(79)	(117)
Second lien	12	1	0	13
Total U.S. RMBS	(35)	10	(79)	(104)
Triple-X life insurance transactions	4	—	4	8
Student loans	(7)	—	—	(7)
Other structured finance	(2)	0	(30)	(32)
Structured Finance	(40)	10	(105)	(135)
Total	$286	$10	$(110)	$186
_________________
(1)    Refer to Note 9, Consolidated Variable Interest Entities.

(2)    Refer to Note 8, Financial Guaranty Contracts Accounted for as Credit Derivatives.

Selected U.S. Public Finance Transactions

The Company insures general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $4.8 billion net par as of September 30, 2016, all of which are BIG. For additional information regarding the Company's exposure to general obligations of Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations, please refer to "Exposure to Puerto Rico" in Note 4, Outstanding Exposure.
On February 25, 2015, a plan of adjustment resolving the bankruptcy filing of the City of Stockton, California under chapter 9 of the U.S. Bankruptcy Code became effective. As of September 30, 2016, the Company’s net par subject to the plan consists of $113 million of pension obligation bonds. As part of the plan settlement, the City will repay the pension obligation bonds from certain fixed payments and certain variable payments contingent on the City's revenue growth.

The Company also has $12.4 billion of net par exposure to healthcare transactions. The BIG net par outstanding in this sector is $246 million.

The Company projects that its total net expected loss across its troubled U.S. public finance credits as of September 30, 2016 including those mentioned above, which incorporated the likelihood of the various outcomes, will be $816 million, compared with a net expected loss of $771 million as of December 31, 2015. On July 1, 2016, the CIFG Acquisition

added $40 million in net economic losses to be paid for U.S. public finance credits. Economic loss development in Third Quarter 2016 and Nine Months 2016 was $9 million and $218 million, respectively, which was primarily attributable to Puerto Rico exposures.

Certain Selected European Country Sub-Sovereign Transactions

The Company insures and reinsures credits with sub-sovereign exposure to various Spanish and Portuguese issuers where a Spanish and Portuguese sovereign default may cause the sub-sovereigns also to default. The Company's exposure net of reinsurance to these Spanish and Portuguese credits is $366 million and $80 million, respectively. The Company rates most of these issuers in the BB category due to the financial condition of Spain and Portugal and their dependence on the sovereign. The Company's Hungary exposure is to infrastructure bonds dependent on payments from Hungarian governmental entities. The Company's exposure net of reinsurance to these Hungarian credits is $252 million, all of which is rated BIG. The Company estimated net expected losses of $35 million related to these Spanish, Portuguese and Hungarian credits. The economic benefit of approximately $1 million during Third Quarter 2016 and approximately $2 million during Nine Months 2016 was primarily related to changes in the exchange rate between the Euro and U.S. Dollar.

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

Third Quarter and Nine Months 2016 U.S. RMBS Loss Projections

Based on its observation during the period of the performance of its insured transactions (including early stage delinquencies, late stage delinquencies and loss severity) as well as the residential property market and economy in general, the Company chose to use the same general assumptions to project RMBS losses as of September 30, 2016 as it used as of June 30, 2016. For Nine Months 2016, the Company chose to use the same general assumptions to project RMBS losses as of September 30, 2016 as it used as of December 31, 2015, except it (1) increased severities for specific vintages of Alt-A first lien, Option ARM and subprime transactions, (2) decreased liquidation rates for certain vintages of subprime and (3) increased liquidation rates for second lien transactions based on observed data.

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

First Lien Liquidation Rates

	September 30, 2016	June 30, 2016	December 31, 2015
Current Loans Modified in the Previous 12 Months
Alt A and Prime	25%	25%	25%
Option ARM	25	25	25
Subprime	25	25	25
Current Loans Delinquent in the Previous 12 Months
Alt A and Prime	25	25	25
Option ARM	25	25	25
Subprime	25	25	25
30 – 59 Days Delinquent
Alt A and Prime	35	35	35
Option ARM	40	40	40
Subprime	45	45	45
60 – 89 Days Delinquent
Alt A and Prime	45	45	45
Option ARM	50	50	50
Subprime	50	50	55
90+ Days Delinquent
Alt A and Prime	55	55	55
Option ARM	60	60	60
Subprime	55	55	60
Bankruptcy
Alt A and Prime	45	45	45
Option ARM	50	50	50
Subprime	40	40	40
Foreclosure
Alt A and Prime	65	65	65
Option ARM	70	70	70
Subprime	65	65	70
Real Estate Owned
All	100	100	100

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

In the base case, after the initial 36-month CDR plateau period, each transaction’s CDR is projected to improve over 12 months to an intermediate CDR (calculated as 20% of its CDR plateau); that intermediate CDR is held constant for 36 months and then trails off in steps to a final CDR of 5% of the CDR plateau. In the base case, the Company assumes the final CDR will be reached 6.75 years after the initial 36-month CDR plateau period. Under the Company’s methodology, defaults projected to occur in the first 36 months represent defaults that can be attributed to loans that were modified or delinquent in the last 12 months or that are currently delinquent or in foreclosure, while the defaults projected to occur using the projected CDR trend after the first 36 month period represent defaults attributable to borrowers that are currently performing or are projected to reperform.

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

Key Assumptions in Base Case Expected Loss Estimates
First Lien RMBS(1)

	As of September 30, 2016				As of June 30, 2016				As of December 31, 2015
	Range			Weighted Average	Range			Weighted Average	Range			Weighted Average
Alt-A First Lien
Plateau CDR	0.1%	-	20.8%	6.0%	0.9%	-	27.0%	6.1%	1.7%	–	26.4%	6.4%
Intermediate CDR	0.0%	-	4.2%	1.2%	0.2%	-	5.4%	1.2%	0.3%	–	5.3%	1.3%
Period until intermediate CDR	48 months				48 months				48 months
Final CDR	0.0%	-	1.0%	0.3%	0.0%	-	1.3%	0.3%	0.1%	–	1.3%	0.3%
Initial loss severity:
2005 and prior	60.0%				60.0%				60.0%
2006	80.0%				80.0%				70.0%
2007	70.0%				70.0%				65.0%
Initial conditional prepayment rate ("CPR")	1.8%	-	26.6%	10.7%	3.5%	-	29.3%	11.0%	2.7%	–	32.5%	11.5%
Final CPR(2)	15%				15%				15%
Option ARM
Plateau CDR	3.4%	-	9.1%	7.1%	3.2%	-	10.1%	7.4%	3.5%	–	10.3%	7.8%
Intermediate CDR	0.7%	-	1.8%	1.4%	0.6%	-	2.0%	1.5%	0.7%	–	2.1%	1.6%
Period until intermediate CDR	48 months				48 months				48 months
Final CDR	0.2%	-	0.5%	0.3%	0.2%	-	0.5%	0.3%	0.2%	–	0.5%	0.4%
Initial loss severity:
2005 and prior	60.0%				60.0%				60.0%
2006	70.0%				70.0%				70.0%
2007	75.0%				75.0%				65.0%
Initial CPR	1.7%	-	14.4%	6.8%	2.0%	-	13.2%	5.7%	1.5%	–	10.9%	5.1%
Final CPR(2)	15%				15%				15%
Subprime
Plateau CDR	4.5%	-	12.8%	8.2%	4.4%	-	12.7%	8.5%	4.7%	–	13.2%	9.5%
Intermediate CDR	0.9%	-	2.6%	1.6%	0.9%	-	2.5%	1.7%	0.9%	–	2.6%	1.9%
Period until intermediate CDR	48 months				48 months				48 months
Final CDR	0.2%	-	0.6%	0.4%	0.2%	-	0.6%	0.4%	0.2%	–	0.7%	0.4%
Initial loss severity:
2005 and prior	80.0%				80.0%				75.0%
2006	90.0%				90.0%				90.0%
2007	90.0%				90.0%				90.0%
Initial CPR	0.4%	-	12.1%	5.2%	0.6%	-	11.3%	4.9%	0.0%	–	10.1%	3.6%
Final CPR(2)	15%				15%				15%
____________________
(1)                                Represents variables for most heavily weighted scenario (the “base case”).

(2)	For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used.

 The rate at which the principal amount of loans is voluntarily prepaid may impact both the amount of losses projected (since that amount is a function of the CDR, the loss severity and the loan balance over time) as well as the amount of excess spread (the amount by which the interest paid by the borrowers on the underlying loan exceeds the amount of interest owed on the insured obligations). The assumption for the voluntary CPR follows a similar pattern to that of the CDR. The current level of voluntary prepayments is assumed to continue for the plateau period before gradually increasing over 12 months to the final CPR, which is assumed to be 15% in the base case. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. These CPR assumptions are the same as those the Company used for June 30, 2016 and December 31, 2015.

In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the CDR returned to its modeled equilibrium, which was defined as 5% of the initial CDR. The Company also stressed CPR and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios as of September 30, 2016. The Company used a similar approach to establish its pessimistic and optimistic scenarios as of September 30, 2016 as it used as of June 30, 2016 and December 31, 2015, increasing and decreasing the periods of stress from those used in the base case.

In a somewhat more stressful environment than that of the base case, where the CDR plateau was extended six months (to be 42 months long) before the same more gradual CDR recovery and loss severities were assumed to recover over 4.5 rather than 2.5 years (and subprime loss severities were assumed to recover only to 60% and Option ARM and Alt A loss severities to only 45%), expected loss to be paid would increase from current projections by approximately $12 million for Alt-A first liens, $6 million for Option ARM, $38 million for subprime and $0.1 million for prime transactions.

In an even more stressful scenario where loss severities were assumed to rise and then recover over nine years and the initial ramp-down of the CDR was assumed to occur over 15 months and other assumptions were the same as the other stress scenario, expected loss to be paid would increase from current projections by approximately $30 million for Alt-A first liens, $12 million for Option ARM, $51 million for subprime and $0.4 million for prime transactions.

In a scenario with a somewhat less stressful environment than the base case, where CDR recovery was somewhat less gradual, expected loss to be paid would decrease from current projections by approximately $5 million for Alt-A first liens, $21 million for Option ARM, $10 million for subprime and $15 thousand for prime transactions.

In an even less stressful scenario where the CDR plateau was six months shorter (30 months, effectively assuming that liquidation rates would improve) and the CDR recovery was more pronounced (including an initial ramp-down of the CDR over nine months), expected loss to be paid would decrease from current projections by approximately $17 million for Alt-A first liens, $32 million for Option ARM, $33 million for subprime and $0.1 million for prime transactions.

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

In second lien transactions the projection of near-term defaults from currently delinquent loans is relatively straightforward because loans in second lien transactions are generally “charged off” (treated as defaulted) by the securitization’s servicer once the loan is 180 days past due. The Company estimates the amount of loans that will default over the next six months by calculating current representative liquidation rates. A liquidation rate is the percent of loans in a given cohort (in this instance, delinquency category) that ultimately default. Similar to first liens, the Company then calculates a CDR for six months, which is the period over which the currently delinquent collateral is expected to be liquidated. That CDR is then used as the basis for the plateau CDR period that follows the embedded five months of losses. Liquidation rates assumed as of September 30, 2016 were from 25% to 100%, which were the same as of June 30, 2016 and December 31, 2015.

For the base case scenario, the CDR (the “plateau CDR”) was held constant for six months. Once the plateau period has ended, the CDR is assumed to gradually trend down in uniform increments to its final long-term steady state CDR. (The long-term steady state CDR is calculated as the constant CDR that would have yielded the amount of losses originally expected at underwriting.) In the base case scenario, the time over which the CDR trends down to its final CDR is 28 months. Therefore, the total stress period for second lien transactions is 34 months, comprising five months of delinquent data, a one month plateau period and 28 months of decrease to the steady state CDR, the same as of June 30, 2016 and December 31, 2015.

HELOC loans generally permit the borrower to pay only interest for an initial period (often ten years) and, after that period, require the borrower to make both the monthly interest payment and a monthly principal payment, and so increase the borrower's aggregate monthly payment. Some of the HELOC loans underlying the Company's insured HELOC transactions have reached their principal amortization period. The Company has observed that the increase in monthly payments occurring when a loan reaches its principal amortization period, even if mitigated by borrower relief offered by the servicer, is associated with increased borrower defaults. Thus, most of the Company's HELOC projections incorporate an assumption that a percentage of loans reaching their amortization periods will default around the time of the payment increase. These projected defaults are in addition to those generated using the CDR curve as described above. This assumption is similar to the one used as of June 30, 2016 and December 31, 2015. For September 30, 2016 the Company used the same general approach as of June 30, 2016 and December 31, 2015.

When a second lien loan defaults, there is generally a very low recovery. The Company had assumed as of September 30, 2016 that it will generally recover only 2% of the collateral defaulting in the future and declining additional amounts of post-default receipts on previously defaulted collateral. This is the same assumption used as of June 30, 2016 and December 31, 2015.

The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected as well as the amount of excess spread. In the base case, an average CPR (based on experience of the past year) is assumed to continue until the end of the plateau before gradually increasing to the final CPR over the same period the CDR decreases. The final CPR is assumed to be 15% for second lien transactions, which is lower than the historical average but reflects the Company’s continued uncertainty about the projected performance of the borrowers in these transactions. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. This pattern is generally consistent with how the Company modeled the CPR as of June 30, 2016 and December 31, 2015. To the extent that prepayments differ from projected levels it could materially change the Company’s projected excess spread and losses.

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

In estimating expected losses, the Company modeled and probability weighted five possible CDR curves applicable to the period preceding the return to the long-term steady state CDR. The Company used five scenarios at September 30, 2016 and December 31, 2015. The Company believes that the level of the elevated CDR and the length of time it will persist, the ultimate prepayment rate, and the amount of additional defaults because of the expiry of the interest only period, are the primary drivers behind the likely amount of losses the collateral will suffer. The Company continues to evaluate the assumptions affecting its modeling results.

Most of the Company's projected second lien RMBS losses are from HELOC transactions. The following table shows the range as well as the average, weighted by outstanding net insured par, for key assumptions for the calculation of expected loss to be paid for individual transactions for direct vintage 2004 - 2008 HELOCs.

Key Assumptions in Base Case Expected Loss Estimates
HELOCs (1)

	As of September 30, 2016				As of June 30, 2016				As of December 31, 2015
	Range			Weighted Average	Range			Weighted Average	Range			Weighted Average
Plateau CDR	5.1%	–	20.6%	13.0%	2.5%	–	26.3%	12.6%	4.9%	–	23.5%	10.3%
Final CDR trended down to	0.5%	–	3.2%	1.2%	0.5%	–	3.2%	1.2%	0.5%	–	3.2%	1.2%
Period until final CDR	34 months				34 months				34 months
Initial CPR	11.5%	–	17.7%	12.9%	11.0%	–	15.4%	11.1%	10.9%
Final CPR(2)	15.0%	–	17.7%	15.3%	10.0%	–	15.4%	13.3%	10.0%	–	15.0%	13.3%
Loss severity	98.0%				98.0%				98.0%
____________________

(1)	Represents variables for most heavily weighted scenario (the “base case”).

(2)	For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used.

The Company’s base case assumed a six month CDR plateau and a 28 month ramp-down (for a total stress period of 34 months). The Company also modeled a scenario with a longer period of elevated defaults and another with a shorter period of elevated defaults. Increasing the CDR plateau to eight months and increasing the ramp-down by three months to 31 months (for a total stress period of 39 months), and doubling the defaults relating to the end of the interest only period would increase the expected loss by approximately $44 million for HELOC transactions. On the other hand, reducing the CDR plateau to four months and decreasing the length of the CDR ramp-down to 25 months (for a total stress period of 29 months), and lowering the ultimate prepayment rate to 10% would decrease the expected loss by approximately $26 million for HELOC transactions.

Breaches of Representations and Warranties

The Company entered into agreements with R&W providers under which those providers made payments to the Company, agreed to make payments to the Company in the future, and / or repurchased loans from the transactions, all in return for releases of related liability by the Company.

As of September 30, 2016, the Company had a net R&W payable of $37 million to R&W counterparties, compared to an R&W recoverable of $79 million as of December 31, 2015. The decrease represents improvements in underlying collateral performance and the termination of the Deutsche Bank agreement described below, partially offset by the addition of R&W recoverable related to a RMBS insured by CIFG and still being pursued by the Company. The Company’s agreements with providers of R&W generally provide for reimbursement to the Company as claim payments are made and, to the extent the Company later receives reimbursements of such claims from excess spread or other sources, for the Company to provide reimbursement to the R&W providers. When the Company projects receiving more reimbursements in the future than it projects to pay in claims on transactions covered by R&W settlement agreements, the Company will have a net R&W payable. Most of the amount projected to be received pursuant to agreements with R&W providers benefits from eligible assets placed in trusts to collateralize the R&W provider’s future reimbursement obligation, with the amount of such collateral subject to increase or decrease from time to time as determined by rating agency requirements. Currently the Company has agreements with two counterparties where a future reimbursement obligation is collateralized by eligible assets held in trust:

•
Bank of America. Under the Company's agreement with Bank of America Corporation and certain of its subsidiaries (“Bank of America”), Bank of America agreed to reimburse the Company for 80% of claims on the first lien transactions covered by the agreement that the Company pays in the future, until the aggregate lifetime collateral losses (not insurance losses or claims) on those transactions reach $6.6 billion. As of September 30, 2016 aggregate lifetime collateral losses on those transactions was $4.5 billion, and the Company was projecting in its base case that such collateral losses would eventually reach $5.2 billion. Bank of America's reimbursement obligation is secured by $593 million of collateral held in trust for the Company's benefit.

•
UBS. Under the Company’s agreement with UBS Real Estate Securities Inc. and affiliates (“UBS”), UBS agreed to reimburse the Company for 85% of future losses on three first lien RMBS transactions, and such reimbursement obligation is secured by $38 million of collateral held in trust for the Company's benefit.

Under the Company's previous agreement with Deutsche Bank AG and certain of its affiliates (collectively, “Deutsche Bank”), Deutsche Bank agreed to reimburse the Company for certain claims it pays in the future on eight first and second lien transactions, including 80% of claims it pays on those transactions until the aggregate lifetime claims (before reimbursement) reach $319 million. In May 2016, Deutsche Bank's reimbursement obligations under the May 2012 agreement were terminated in return for a cash payment to the Company.

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

Triple-X Life Insurance Transactions

The Company had $2.1 billion of net par exposure to financial guaranty Triple-X life insurance transactions as of September 30, 2016. Two of these transactions, with $126 million of net par outstanding, are rated BIG. The Triple-X life insurance transactions are based on discrete blocks of individual life insurance business. In older vintage Triple-X life insurance transactions, which include the two BIG-rated transactions, the amounts raised by the sale of the notes insured by the Company were used to capitalize a special purpose vehicle that provides reinsurance to a life insurer or reinsurer. The amounts are invested at inception in accounts managed by third-party investment managers. In the case of the two BIG-rated transactions, material amounts of their assets were invested in U.S. RMBS. Based on its analysis of the information currently available, including estimates of future investment performance, and projected credit impairments on the invested assets and performance of the blocks of life insurance business at September 30, 2016, the Company’s projected net expected loss to be paid is $54 million. The economic benefit during Third Quarter 2016 was approximately $23 million, which was due primarily to a benefit resulting from the purchase of a portion of an insured obligation to mitigate loss, changes in interest rates and updates to the projected asset cash flows. The economic benefit during Nine Months 2016 was approximately $21 million, which was due primarily to benefit resulting from a purchase of a portion of an insured obligation to mitigate loss, changes in discount rates and updates to the projected life insurance cash flows.

Student Loan Transactions

The Company has insured or reinsured $1.4 billion net par of student loan securitizations issued by private issuers and that it classifies as structured finance. Of this amount, $109 million is rated BIG. The Company is projecting approximately $31 million of net expected loss to be paid on these transactions. In general, the losses are due to: (i) the poor credit performance of private student loan collateral and high loss severities, or (ii) high interest rates on auction rate securities with respect to which the auctions have failed. The economic loss development during Third Quarter 2016 was approximately flat. The economic benefit during Nine Months 2016 was approximately $15 million, which was driven primarily by the commutation of certain assumed student loan exposures earlier in the year.

TruPS and other structured finance

The Company's TruPS sector has BIG par of $555 million and all other structured finance BIG par totaled $803 million, comprising primarily transactions backed by perpetual preferred securities, commercial receivables and manufactured housing loans. The Company has expected loss to be paid of $3 million for TruPS and other structured finance transactions as of September 30, 2016. The economic benefit during Third Quarter 2016 was $2 million, which was attributable primarily to improved performance of various credits. The economic benefit during Nine Months 2016 was $4 million, which was attributable primarily to improved performance of various credits.

Recovery Litigation

Public Finance Transactions

On January 7, 2016, AGM, AGC and Ambac Assurance Corporation (“Ambac”) commenced an action for declaratory judgment and injunctive relief in the U.S. District Court for the District of Puerto Rico to invalidate the executive orders issued by the Governor on November 30, 2015 and December 8, 2015 directing that the Secretary of the Treasury of the Commonwealth of Puerto Rico and the Puerto Rico Tourism Company retain or transfer (in other words, "claw back") certain taxes and revenues pledged to secure the payment of bonds issued by the PRHTA, the PRCCDA and the PRIFA. The Commonwealth defendants filed a motion to dismiss the action for lack of subject matter jurisdiction, which the Court denied on October 4, 2016. On October 14, 2016, the Commonwealth defendants filed a notice of PROMESA automatic stay.

On July 21, 2016, AGC and AGM filed a motion and form of complaint in the U.S. District Court for the District of Puerto Rico seeking relief from the stay provided by PROMESA. Upon a grant of relief from the PROMESA stay, the lawsuit further seeks a declaration that the Moratorium Act is preempted by Federal bankruptcy law and that certain gubernatorial executive orders diverting PRHTA pledged toll revenues (which are not subject to the Clawback) are preempted by PROMESA and violate the U.S. Constitution. Additionally, it seeks damages for the value of the PRHTA toll revenues diverted and injunctive relief prohibiting the defendants from taking any further action under these executive orders. On October 28, 2016, the Oversight Board filed a motion seeking leave to intervene in the action, which motion was denied on November 1, 2016, without prejudice, on procedural grounds. On November 2, 2016, the Court denied AGC’s and AGM’s motion for relief from the PROMESA stay on procedural grounds. The PROMESA stay expires on February 15, 2017.

On November 1, 2013, Radian Asset commenced a declaratory judgment action in the U.S. District Court for the Southern District of Mississippi against Madison County, Mississippi and the Parkway East Public Improvement District to establish its rights under a contribution agreement from the County supporting certain special assessment bonds issued by the District and insured by Radian Asset (now AGC). As of September 30, 2016, $20 million of such bonds were outstanding. The County maintained that its payment obligation is limited to two years of annual debt service, while AGC contended the County’s obligations under the contribution agreement continue so long as the bonds remain outstanding. On April 27, 2016, the Court granted AGC's motion for summary judgment, agreeing with AGC's interpretation of the County's obligations. On May 11, 2016, the County filed a notice of appeal of that ruling to the United States Court of Appeals for the Fifth Circuit.

Triple-X Life Insurance Transactions

In December 2008 AGUK filed an action in the Supreme Court of the State of New York against J.P. Morgan Investment Management Inc. (“JPMIM”), the investment manager for a triple-X life insurance transaction, Orkney Re II plc ("Orkney"), involving securities guaranteed by AGUK. The action alleges that JPMIM engaged in breaches of fiduciary duty, gross negligence and breaches of contract based upon its handling of the Orkney investments. After AGUK’s claims were dismissed with prejudice in January 2010, AGUK was successful in its subsequent motions and appeals and, as of December 2011, all of AGUK’s claims for breaches of fiduciary duty, gross negligence and contract were reinstated in full. On January 22, 2016, AGUK filed a motion for partial summary judgment with respect to one of its claims for breach of contract relating to a failure to invest in compliance with the Delaware insurance code. Discovery was completed on February 22, 2016, and oral argument on the motion for partial summary judgment took place on August 16, 2016.

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

On November 26, 2012, CIFG filed a complaint in the Supreme Court of the State of New York against JP Morgan Securities LLC ("JP Morgan") for material misrepresentation in the inducement of insurance and common law fraud, alleging that JP Morgan fraudulently induced CIFG to insure $400 million of securities issued by ACA ABS CDO 2006-2 Ltd. and $325 million of securities issued by Libertas Preferred Funding II, Ltd. On June 26, 2015, the Court dismissed with prejudice CIFG’s material misrepresentation in the inducement of insurance claim and dismissed without prejudice CIFG’s common law fraud claim. On September 24, 2015, the Court denied CIFG’s motion to amend but allowed CIFG to re-plead a cause of action for common law fraud. On November 20, 2015, CIFG filed a motion for leave to amend its complaint to re-plead common law fraud. On April 29, 2016, CIFG filed an appeal to reverse the Court’s decision dismissing CIFG’s material misrepresentation in the inducement of insurance claim, and on October 4, 2016, the Appellate Division of the Supreme Court of the State of New York heard oral arguments on such appeal.

On January 15, 2013, CIFG filed a complaint in the Supreme Court of the State of New York against Goldman, Sachs & Co. ("Goldman") for material misrepresentation in the inducement of insurance and common law fraud, alleging that

Goldman fraudulently induced CIFG to insure $325 million of Class A-1 Notes (the “Class A-1 Notes”) and to purchase $10 million of Class A-2 Notes (the “Class A-2 Notes”) issued by Fortius II Funding, Ltd. CDO. CIFG and Goldman agreed to separately arbitrate the issue of liability with respect to CIFG’s purchase of the Class A-2 Notes, and on February 4, 2015, an arbitration panel awarded CIFG $2.5 million in damages. On September 11, 2015, CIFG filed an amended complaint to allege that the arbitration award collaterally estopped Goldman from disputing its liability for fraudulent inducement in respect of the Class A-1 Notes. On July 7, 2016, the Court heard oral argument on (i) the motion of AGC (as successor to CIFG) for partial summary judgment on the issue of Goldman’s liability for material misrepresentation in the inducement of insurance and fraud with respect to the Class A-1 Notes policy and (ii) Goldman’s motion to dismiss AGC’s amended complaint. On October 20, 2016, AGC (as successor to CIFG) and Goldman reached a settlement of the action.

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

Net Earned Premiums

	Third Quarter		Nine Months
	2016	2015	2016	2015
	(in millions)
Scheduled net earned premiums	$101	$104	$285	$318
Accelerations
Refundings	105	77	267	213
Terminations	21	28	65	29
Total Accelerations	126	105	332	242
Accretion of discount on net premiums receivable	4	4	11	13
Financial guaranty insurance net earned premiums	231	213	628	573
Other	—	0	0	1
Net earned premiums (1)	$231	$213	$628	$574
 ___________________

(1)	Excludes $4 million and $6 million for Third Quarter 2016 and 2015, respectively, and $12 million and $16 million for Nine Months 2016 and 2015, respectively, related to consolidated FG VIEs.

Components of Unearned Premium Reserve

	As of September 30, 2016			As of December 31, 2015
	Gross	Ceded	Net(1)	Gross	Ceded	Net(1)
	(in millions)
Deferred premium revenue	3,710	217	3,493	4,008	238	3,770
Contra-paid (2)	(42)	(4)	(38)	(12)	(6)	(6)
Unearned premium reserve	$3,668	$213	$3,455	$3,996	$232	$3,764
 ____________________

(1)	Excludes $93 million and $110 million of deferred premium revenue, and $28 million and $30 million of contra-paid related to FG VIEs as of September 30, 2016 and December 31, 2015, respectively.

(2)	See "Financial Guaranty Insurance Losses– Insurance Contracts' Loss Information" below for an explanation of "contra-paid".

Gross Premium Receivable,
Net of Commissions on Assumed Business
Roll Forward

	Nine Months
	2016	2015
	(in millions)
Beginning of period, December 31	$693	$729
Premiums receivable from acquisitions (see Note 2)	18	2
Gross written premiums on new business, net of commissions on assumed business	111	103
Gross premiums received, net of commissions on assumed business	(155)	(140)
Adjustments:
Changes in the expected term	(39)	(11)
Accretion of discount, net of commissions on assumed business	5	15
Foreign exchange translation	(25)	(18)
Consolidation/deconsolidation of FG VIEs	0	(4)
End of period, September 30 (1)	$608	$676
____________________

(1)	Excludes $11 million and $23 million as of September 30, 2016 and September 30, 2015, respectively, related to consolidated FG VIEs.

Foreign exchange translation relates to installment premium receivables denominated in currencies other than the U.S. dollar. Approximately 52%, 52% and 50% of installment premiums at September 30, 2016, December 31, 2015 and September 30, 2015, respectively, are denominated in currencies other than the U.S. dollar, primarily the Euro and British Pound Sterling.

The timing and cumulative amount of actual collections may differ from expected collections in the tables below due to factors such as foreign exchange rate fluctuations, counterparty collectability issues, accelerations, commutations and changes in expected lives.

Expected Collections of
Financial Guaranty Insurance Gross Premiums Receivable,
Net of Commissions on Assumed Business
(Undiscounted)

As of September 30, 2016
(in millions)
2016 (October 1 – December 31)	$25
2017	70
2018	60
2019	54
2020	52
2021-2025	207
2026-2030	135
2031-2035	95
After 2035	75
Total(1)	$773
 ____________________

(1)	Excludes expected cash collections on FG VIEs of $14 million.

Scheduled Financial Guaranty Insurance Net Earned Premiums

As of September 30, 2016
(in millions)
2016 (October 1 – December 31)	$96
2017	344
2018	309
2019	274
2020	249
2021-2025	959
2026-2030	608
2031-2035	366
After 2035	288
Net deferred premium revenue(1)	3,493
Future accretion	154
Total future net earned premiums	$3,647
 ____________________

(1)	Excludes scheduled net earned premiums on consolidated FG VIEs of $93 million.

Selected Information for Financial Guaranty Insurance
Policies Paid in Installments

	As of September 30, 2016	As of December 31, 2015
	(dollars in millions)
Premiums receivable, net of commission payable	$608	$693
Gross deferred premium revenue	1,080	1,240
Weighted-average risk-free rate used to discount premiums	3.1%	3.1%
Weighted-average period of premiums receivable (in years)	9.1	9.4

Financial Guaranty Insurance Losses

Insurance Contracts' Loss Information

The following table provides information on loss and LAE reserves and salvage and subrogation recoverable, net of reinsurance. The Company used weighted average risk-free rates for U.S. dollar denominated financial guaranty insurance obligations that ranged from 0.0% to 2.42% as of September 30, 2016 and 0.0% to 3.25% as of December 31, 2015.

Loss and LAE Reserve and Salvage and Subrogation Recoverable
Net of Reinsurance
Insurance Contracts

	As of September 30, 2016			As of December 31, 2015
	Loss and LAE Reserve, net	Salvage and Subrogation Recoverable, net	Net Reserve (Recoverable)	Loss and LAE Reserve, net	Salvage and Subrogation Recoverable, net	Net Reserve (Recoverable)
	(in millions)
Public Finance:
U.S. public finance	$674	$117	$557	$604	$7	$597
Non-U.S. public finance	24	—	24	25	—	25
Public Finance	698	117	581	629	7	622
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	2	—	2	2	—	2
Alt-A first lien	38	174	(136)	46	—	46
Option ARM	8	56	(48)	13	42	(29)
Subprime	147	24	123	169	21	148
First lien	195	254	(59)	230	63	167
Second lien	84	61	23	32	53	(21)
Total U.S. RMBS	279	315	(36)	262	116	146
Triple-X life insurance transactions	36	—	36	82	—	82
Student loans	30	—	30	51	—	51
Other structured finance	27	—	27	48	—	48
Structured Finance	372	315	57	443	116	327
Subtotal	1,070	432	638	1,072	123	949
Other recoverables	—	5	(5)	—	3	(3)
Subtotal	1,070	437	633	1,072	126	946
Effect of consolidating FG VIEs	(66)	—	(66)	(74)	0	(74)
Total (1)	$1,004	$437	$567	$998	$126	$872
____________________

(1)	See “Components of Net Reserves (Salvage)” table for loss and LAE reserve and salvage and subrogation recoverable components.

Components of Net Reserves (Salvage)

	As of September 30, 2016	As of December 31, 2015
	(in millions)
Loss and LAE reserve	$1,091	$1,067
Reinsurance recoverable on unpaid losses	(87)	(69)
Loss and LAE reserve, net	1,004	998
Salvage and subrogation recoverable	(455)	(126)
Salvage and subrogation payable(1)	23	3
Other recoverables	(5)	(3)
Salvage and subrogation recoverable, net and other recoverable	(437)	(126)
Net reserves (salvage)	$567	$872
____________________

(1)	Recorded as a component of reinsurance balances payable.

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

Reconciliation of Net Expected Loss to be Paid and
Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of September 30, 2016
(in millions)
Net expected loss to be paid - financial guaranty insurance (1)	$977
Contra-paid, net	38
Salvage and subrogation recoverable, net of reinsurance	432
Loss and LAE reserve - financial guaranty insurance contracts, net of reinsurance	(1,003)
Other recoveries	5
Net expected loss to be expensed (present value) (2)	$449
____________________

(1)	See "Net Expected Loss to be Paid (Recovered) by Accounting Model" table in Note 5, Expected Loss to be Paid.

(2)	Excludes $70 million as of September 30, 2016, related to consolidated FG VIEs.

The following table provides a schedule of the expected timing of net expected losses to be expensed. The amount and timing of actual loss and LAE may differ from the estimates shown below due to factors such as accelerations, commutations, changes in expected lives and updates to loss estimates. This table excludes amounts related to FG VIEs, which are eliminated in consolidation.

Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of September 30, 2016
(in millions)
2016 (October 1 – December 31)	$8
Subtotal 2016	8
2017	37
2018	37
2019	33
2020	31
2021-2025	129
2026-2030	95
2031-2035	56
After 2035	23
Net expected loss to be expensed	449
Future accretion	242
Total expected future loss and LAE	$691

The following table presents the loss and LAE recorded in the consolidated statements of operations by sector for insurance contracts. Amounts presented are net of reinsurance.

Loss and LAE
Reported on the
Consolidated Statements of Operations

	Third Quarter		Nine Months
	2016	2015	2016	2015
	(in millions)
Public Finance:
U.S. public finance	$20	$89	$233	$298
Non-U.S. public finance	—	(2)	(1)	4
Public finance	20	87	232	302
Structured Finance:
U.S. RMBS:
First lien:
Prime first lien	1	0	0	(1)
Alt-A first lien	(1)	(15)	10	(26)
Option ARM	1	(4)	(20)	(5)
Subprime	(6)	31	(13)	32
First lien	(5)	12	(23)	0
Second lien	3	19	20	29
Total U.S. RMBS	(2)	31	(3)	29
Triple-X life insurance transactions	(24)	7	(22)	14
Student loans	0	(2)	(14)	(7)
Other structured finance	(3)	(1)	(6)	(3)
Structured finance	(29)	35	(45)	33
Loss and LAE on insurance contracts before FG VIE consolidation	(9)	122	187	335
Effect of consolidating FG VIEs	0	(10)	(4)	(17)
Loss and LAE	$(9)	$112	$183	$318

The following table provides information on financial guaranty insurance contracts categorized as BIG.

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of September 30, 2016

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks(1)	182	(39)	76	(10)	144	(48)	402	—	402
Remaining weighted-average contract period (in years)	9.1	7.4	13.5	10.8	8.1	6.0	10.2	—	10.2
Outstanding exposure:
Principal	$4,813	$(343)	$4,277	$(416)	$4,834	$(331)	$12,834	$—	$12,834
Interest	2,326	(154)	2,973	(224)	1,929	(91)	6,759	—	6,759
Total(2)	$7,139	$(497)	$7,250	$(640)	$6,763	$(422)	$19,593	$—	$19,593
Expected cash outflows (inflows)	$210	$(21)	$1,302	$(86)	$1,286	$(60)	$2,631	$(326)	$2,305
Potential recoveries
Undiscounted R&W	138	(3)	(2)	—	(52)	1	82	—	82
Other(3)	(668)	29	(125)	3	(648)	41	(1,368)	200	(1,168)
Total potential recoveries	(530)	26	(127)	3	(700)	42	(1,286)	200	(1,086)
Subtotal	(320)	5	1,175	(83)	586	(18)	1,345	(126)	1,219
Discount	54	(3)	(249)	14	19	(96)	(261)	19	(242)
Present value of expected cash flows	$(266)	$2	$926	$(69)	$605	$(114)	$1,084	$(107)	$977
Deferred premium revenue	$172	$(5)	$256	$(6)	$496	$(32)	$881	$(90)	$791
Reserves (salvage)	$(325)	$5	$749	$(64)	$272	$(5)	$632	$(66)	$566

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of December 31, 2015

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks(1)	202	(46)	85	(13)	132	(44)	419	—	419
Remaining weighted-average contract period (in years)	10.0	8.7	13.8	9.5	7.7	5.9	10.7	—	10.7
Outstanding exposure:
Principal	$7,751	$(732)	$3,895	$(240)	$3,087	$(187)	$13,574	$—	$13,574
Interest	4,109	(354)	2,805	(110)	1,011	(42)	7,419	—	7,419
Total(2)	$11,860	$(1,086)	$6,700	$(350)	$4,098	$(229)	$20,993	$—	$20,993
Expected cash outflows (inflows)	$386	$(42)	$1,158	$(60)	$1,464	$(53)	$2,853	$(343)	$2,510
Potential recoveries
Undiscounted R&W	69	(2)	(49)	1	(85)	5	(61)	7	(54)
Other(3)	(372)	12	(167)	8	(672)	24	(1,167)	182	(985)
Total potential recoveries	(303)	10	(216)	9	(757)	29	(1,228)	189	(1,039)
Subtotal	83	(32)	942	(51)	707	(24)	1,625	(154)	1,471
Discount	22	5	(237)	11	27	(94)	(266)	34	(232)
Present value of expected cash flows	$105	$(27)	$705	$(40)	$734	$(118)	$1,359	$(120)	$1,239
Deferred premium revenue	$371	$(37)	$150	$(4)	$386	$(32)	$834	$(100)	$734
Reserves (salvage)	$2	$(19)	$591	$(38)	$404	$(9)	$931	$(74)	$857
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

For example, AGM has issued financial guaranty insurance policies in respect of the obligations of municipal obligors under interest rate swaps. AGM insures periodic payments owed by the municipal obligors to the bank counterparties. In certain cases, AGM also insures termination payments that may be owed by the municipal obligors to the bank counterparties. If (i) AGM has been downgraded below the rating trigger set forth in a swap under which it has insured the termination payment, which rating trigger varies on a transaction by transaction basis; (ii) the municipal obligor has the right to cure by, but has failed in, posting collateral, replacing AGM or otherwise curing the downgrade of AGM; (iii) the transaction documents include as a condition that an event of default or termination event with respect to the municipal obligor has occurred, such as the rating of the municipal obligor being downgraded past a specified level, and such condition has been met; (iv) the bank counterparty has elected to terminate the swap; (v) a termination payment is payable by the municipal obligor; and (vi) the municipal obligor has failed to make the termination payment payable by it, then AGM would be required to pay the termination payment due by the municipal obligor, in an amount not to exceed the policy limit set forth in the financial guaranty insurance policy. At AGM's current financial strength ratings, if the conditions giving rise to the obligation of AGM to make a termination payment under the swap termination policies were all satisfied, then AGM could pay claims in an amount not exceeding approximately $191 million in respect of such termination payments. Taking into consideration whether the rating of the municipal obligor is below any applicable specified trigger, if the financial strength ratings of AGM were further downgraded below "A" by S&P or below "A2" by Moody's, and the conditions giving rise to the obligation of AGM to make a payment under the swap policies were all satisfied, then AGM could pay claims in an additional amount not exceeding approximately $439 million in respect of such termination payments.

As another example, with respect to variable rate demand obligations ("VRDOs") for which a bank has agreed to provide a liquidity facility, a downgrade of AGM or AGC may provide the bank with the right to give notice to bondholders that the bank will terminate the liquidity facility, causing the bondholders to tender their bonds to the bank. Bonds held by the bank accrue interest at a “bank bond rate” that is higher than the rate otherwise borne by the bond (typically the prime rate plus 2.00% — 3.00%, and capped at the lesser of 25% and the maximum legal limit). In the event the bank holds such bonds for longer than a specified period of time, usually 90-180 days, the bank has the right to demand accelerated repayment of bond principal, usually through payment of equal installments over a period of not less than five years. In the event that a municipal obligor is unable to pay interest accruing at the bank bond rate or to pay principal during the shortened amortization period, a claim could be submitted to AGM or AGC under its financial guaranty policy. As of September 30, 2016, AGM and AGC had insured approximately $5.3 billion net par of VRDOs, of which approximately $0.3 billion of net par constituted VRDOs issued by municipal obligors rated BBB- or lower pursuant to the Company’s internal rating. The specific terms relating to the rating levels that trigger the bank’s termination right, and whether it is triggered by a downgrade by one rating agency or a downgrade by all rating agencies then rating the insurer, vary depending on the transaction.

In addition, AGM may be required to pay claims in respect of AGMH’s former financial products business if Dexia SA and its affiliates, from which the Company had purchased AGMH and its subsidiaries, do not comply with their obligations following a downgrade of the financial strength rating of AGM. Most of the guaranteed investment contracts ("GICs") insured by AGM allow the GIC holder to terminate the GIC and withdraw the funds in the event of a downgrade of AGM below A3 or A-, with no right of the GIC issuer to avoid such withdrawal by posting collateral or otherwise enhancing its credit. Each GIC contract stipulates the thresholds below which the GIC issuer must post eligible collateral, along with the types of securities eligible for posting and the collateralization percentage applicable to each security type. These collateralization percentages range from 100% of the GIC balance for cash posted as collateral to, typically, 108% for asset-backed securities. If the entire aggregate accreted GIC balance of approximately $1.6 billion as of September 30, 2016 were terminated, the assets of the GIC issuers (which had an aggregate market value which exceed the liabilities by $0.9 billion) would be sufficient to fund the withdrawal of the GIC funds.

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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company may refine its methodologies and assumptions. During Nine Months 2016, no changes were made to the Company’s valuation models that had or are expected to have, a material impact on the Company’s consolidated balance sheets or statements of operations and comprehensive income.

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

Transfers between Levels 1, 2 and 3 are recognized at the end of the period when the transfer occurs. The Company reviews the classification between Levels 1, 2 and 3 quarterly to determine whether a transfer is necessary. During the periods presented, there were no transfers between Level 1 and Level 2. There were transfers of fixed-maturity securities from Level 2 into Level 3 during Third Quarter 2016 and Nine Months 2016 because of a lack of observability relating to the valuation inputs and collateral pricing. There were no transfers into or out Level 3 during Nine Months 2015.

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

As of September 30, 2016, the Company used models to price 83 fixed-maturity securities (primarily securities that were purchased or obtained for loss mitigation or other risk management purposes), which were 10.4% or $1,175 million of the Company’s fixed-maturity securities and short-term investments at fair value. Most Level 3 securities were priced with the assistance of an independent third-party. The pricing is based on a discounted cash flow approach using the third-party’s proprietary pricing models. The models use inputs such as projected prepayment speeds;  severity assumptions; recovery lag assumptions; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price appreciation/depreciation rates based on macroeconomic forecasts and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the bond including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs could materially change the expected timing of cash flows within these securities which is a significant factor in determining the fair value of the securities.

Other Invested Assets

As of September 30, 2016 and December 31, 2015, other invested assets include investments carried and measured at fair value on a recurring basis of $56 million and $53 million, respectively, and include primarily an investment in the global property catastrophe risk market and an investment in a fund that invests primarily in senior loans and bonds. Fair values for the majority of these investments are based on their respective net asset value ("NAV") per share or equivalent.

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

The fair value of the Company’s credit derivative contracts represents the difference between the present value of remaining premiums the Company expects to receive or pay and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge or pay at the reporting date for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the CDS contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. Consistent with previous years, market conditions at September 30, 2016 were such that market prices of the Company’s CDS contracts were not available.

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

The rates used to discount future expected premium cash flows ranged from 0.87% to 1.85% at September 30, 2016 and 0.44% to 2.51% at December 31, 2015.

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

•	Actual collateral specific credit spreads (if up-to-date and reliable market-based spreads are available).

•	Deals priced or closed during a specific quarter within a specific asset class and specific rating. No transactions closed during the periods presented.

•	Credit spreads interpolated based upon market indices.

•	Credit spreads provided by the counterparty of the CDS.

•	Credit spreads extrapolated based upon transactions of similar asset classes, similar ratings, and similar time to maturity.

Information by Credit Spread Type (1)

	As of September 30, 2016	As of December 31, 2015
Based on actual collateral specific spreads	9%	13%
Based on market indices	76%	73%
Provided by the CDS counterparty	15%	14%
Total	100%	100%
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

The premium the Company receives is referred to as the “net spread.” The Company’s pricing model takes into account not only how credit spreads on risks that it assumes affect pricing, but also how the Company’s own credit spread affects the pricing of its deals. The Company’s own credit risk is factored into the determination of net spread based on the impact of changes in the quoted market price for credit protection bought on the Company, as reflected by quoted market prices on CDS referencing AGC or AGM. For credit spreads on the Company’s name the Company obtains the quoted price of CDS contracts traded on AGC and AGM from market data sources published by third parties. The cost to acquire CDS protection referencing AGC or AGM affects the amount of spread on CDS deals that the Company retains and, hence, their fair value. As the cost to acquire CDS protection referencing AGC or AGM increases, the amount of premium the Company retains on a deal generally decreases. As the cost to acquire CDS protection referencing AGC or AGM decreases, the amount of premium the Company retains on a deal generally increases. In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts. Given the current market conditions and the Company’s own credit spreads, approximately 25%, 16% and 20% based on number of deals, of the Company's CDS contracts are fair valued using this minimum premium as of September 30, 2016, June 30, 2016 and December 31, 2015, respectively. The percentage of deals that price using the minimum premiums fluctuates due to changes in AGM's and AGC's credit spreads. In general when AGM's and AGC's credit spreads narrow, the cost to hedge AGM's and AGC's name declines and more transactions price above previously established floor levels. Meanwhile, when AGM's and AGC's credit spreads widen, the cost to hedge AGM's and AGC's name increases causing more transactions to price at previously established floor levels. The Company corroborates the assumptions in its fair value model, including the portion of exposure to AGC and AGM hedged by its counterparties, with independent third parties each reporting period. The current level of AGC’s and AGM’s own credit spread has resulted in the bank or deal originator hedging a significant portion of its exposure to AGC and AGM. This reduces the amount of contractual cash flows AGC and AGM can capture as premium for selling its protection.

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
As of September 30, 2016

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed-maturity securities
Obligations of state and political subdivisions	$5,669	$—	$5,626	$43
U.S. government and agencies	405	—	405	—
Corporate securities	1,775	—	1,717	58
Mortgage-backed securities:
RMBS	1,105	—	722	383
Commercial mortgage-backed securities ("CMBS")	649	—	649	—
Asset-backed securities	892	—	201	691
Foreign government securities	257	—	257	—
Total fixed-maturity securities	10,752	—	9,577	1,175
Short-term investments	528	369	159	0
Other invested assets (1)	12	—	4	8
Credit derivative assets	28	—	—	28
FG VIEs’ assets, at fair value	877	—	—	877
Other assets	62	23	27	12
Total assets carried at fair value	$12,259	$392	$9,767	$2,100
Liabilities:
Credit derivative liabilities	$509	$—	$—	$509
FG VIEs’ liabilities with recourse, at fair value	832	—	—	832
FG VIEs’ liabilities without recourse, at fair value	153	—	—	153
Total liabilities carried at fair value	$1,494	$—	$—	$1,494

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2015

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
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
____________________

(1)
Excluded from the table above are investments funds of $48 million and $45 million as of September 30, 2016 and December 31, 2015, respectively, measured using NAV per share. Includes Level 3 mortgage loans that are recorded at fair value on a non-recurring basis.

Changes in Level 3 Fair Value Measurements

The table below presents a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during Third Quarter 2016 and 2015 and Nine Months 2016 and 2015.

Fair Value Level 3 Rollforward
Recurring Basis
Third Quarter 2016

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		Short-Term Investments	FG VIEs’ Assets at Fair Value		Other Assets (8)		Credit Derivative Asset (Liability), net(5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of June 30, 2016	$41		$58		$349		$564		$—	$814		$38		$(396)		$(790)		$(115)
CIFG Acquisition	1		—		20		36		0	—		—		(67)		—		—
Total pretax realized and unrealized gains/(losses) recorded in: (1)
Net income (loss)	1	(2)	0	(2)	3	(2)	9	(2)	—	20	(3)	(23)	(4)	21	(6)	(21)	(3)	(18)	(3)
Other comprehensive income (loss)	0		0		2		47		0	—		0		—		—		—
Purchases	—		—		24		53		—	—		—		—		—		—
Settlements	0		—		(15)		(40)		—	(34)		—		(39)		33		3
FG VIE consolidations	—		—		—		—		—	97		—		—		(54)		(43)
FG VIE deconsolidations	—		—		—		—		—	(20)		—		—		—		20
Transfers into Level 3	—		—		—		22		—	—		—		—		—		—
Fair value as of September 30, 2016	$43		$58		$383		$691		$0	$877		$15		$(481)		$(832)		$(153)
Change in unrealized gains/(losses) related to financial instruments held as of September 30, 2016	$0		$0		$1		$47		$0	$29		$(23)		$(5)		$(18)		$(17)

Fair Value Level 3 Rollforward
Recurring Basis
Third Quarter 2015

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		Short-Term Investments		FG VIEs’ Assets at Fair Value		Other Assets (8)		Credit Derivative Asset (Liability), net(5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of June 30, 2015	$7		$77		$335		$236		$—		$1,596		$64		$(926)		$(1,361)		$(171)
Total pretax realized and unrealized gains/(losses) recorded in: (1)
Net income (loss)	0	(2)	2	(2)	0	(2)	(5)	(2)	8	(2)	(11)	(3)	(16)	(4)	86	(6)	6	(3)	0	(3)
Other comprehensive income (loss)	1		0		(3)		(8)		(4)		—		0		—		—		—
Purchases	—		—		38		212		52	(7)	—		—		—		—		—
Settlements	0		—		(9)		0		(6)		(44)		—		(7)		40		4
FG VIE consolidations	—		—		—		—		—		—		—		—		—		—
FG VIE deconsolidations	—		—		—		—		—		—		—		—		—		—
Fair value as of September 30, 2015	$8		$79		$361		$435		$50		$1,541		$48		$(847)		$(1,315)		$(167)
Change in unrealized gains/(losses) related to financial instruments held as of September 30, 2015	$0		$0		$(3)		$(7)		$(4)		$3		$(15)		$(19)		$7		$(1)

Fair Value Level 3 Rollforward
Recurring Basis
Nine Months 2016

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		Short-Term Investments		FG VIEs’ Assets at Fair Value		Other Assets (8)		Credit Derivative Asset (Liability), net(5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2015	$8		$71		$348		$657		$60		$1,261		$65		$(365)		$(1,225)		$(124)
CIFG Acquisition	1		—		20		36		0		—		—		(67)		—		—
Total pretax realized and unrealized gains/(losses) recorded in: (1)
Net income (loss)	1	(2)	4	(2)	5	(2)	20	(2)	0	(2)	129	(3)	(50)	(4)	24	(6)	(112)	(3)	(14)	(3)
Other comprehensive income (loss)	1		(17)		0		37		0		—		0		—		—		—
Purchases	33		—		64		53		—		—		—		—		—		—
Settlements	(1)		—		(54)		(134)		(60)		(590)		—		(73)		559		8
FG VIE consolidations	—		—		—		—		—		97		—		—		(54)		(43)
FG VIE deconsolidations	—		—		0		—		—		(20)		—		—		—		20
Transfers into Level 3	—		—		—		22		—		—		—		—		—		—
Fair value as of September 30, 2016	$43		$58		$383		$691		$0		$877		$15		$(481)		$(832)		$(153)
Change in unrealized gains/(losses) related to financial instruments held as of September 30, 2016	$1		$(17)		$(1)		$37		$0		$44		$(50)		$(104)		$1		$(14)

Fair Value Level 3 Rollforward
Recurring Basis
Nine Months 2015

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		Short-Term Investments		FG VIEs’ Assets at Fair Value		Other Assets (8)		Credit Derivative Asset (Liability), net(5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2014	$38		$79		$425		$228		$—		$1,398		$37		$(895)		$(1,277)		$(142)
Radian Asset Acquisition	—		—		4		—		—		122		2		(215)		(114)		(4)
Total pretax realized and unrealized gains/(losses) recorded in: (1)
Net income (loss)	3	(2)	1	(2)	17	(2)	(4)	(2)	8	(2)	31	(3)	9	(4)	300	(6)	94	(3)	(30)	(3)
Other comprehensive income (loss)	(2)		(1)		(7)		1		(4)		—		0		—		—		—
Purchases	—		—		48		212		52	(7)	—		—		—		—		—
Settlements	(31)	(7)	—		(125)		(2)		(6)		(114)		0		(37)		113		9
FG VIE consolidations	—		—		(1)		—		—		104		—		—		(131)		—
FG VIE deconsolidations	—		—		—		—		—		—		—		—		—		—
Fair value as of September 30, 2015	$8		$79		$361		$435		$50		$1,541		$48		$(847)		$(1,315)		$(167)
Change in unrealized gains/(losses) related to financial instruments held as of September 30, 2015	$0		$(1)		$(5)		$2		$(4)		$68		$10		$166		$(5)		$(19)
 ____________________

(1)
Realized and unrealized gains (losses) from changes in values of Level 3 financial instruments represent gains (losses) from changes in values of those financial instruments only for the periods in which the instruments were classified as Level 3.

(2)	Included in net realized investment gains (losses) and net investment income.

(3)	Included in fair value gains (losses) on FG VIEs.

(4)	Recorded in fair value gains (losses) on CCS, net investment income and other income.

(5)	Represents net position of credit derivatives. The consolidated balance sheet presents gross assets and liabilities based on net counterparty exposure.

(6)	Reported in net change in fair value of credit derivatives.

(7)	Primarily non-cash transaction.

(8)	Includes CCS and other invested assets.

Level 3 Fair Value Disclosures

Quantitative Information About Level 3 Fair Value Inputs
At September 30, 2016

Financial Instrument Description (1)	Fair Value at September 30, 2016 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Assets (2):
Fixed-maturity securities:
Obligations of state and political subdivisions	$43	Yield	4.3%	-	24.6%	12.2%

Corporate securities	58	Yield	20.5%

RMBS	383	CPR	1.2%	-	20.0%	4.0%
		CDR	1.5%	-	10.5%	6.8%
		Loss severity	30.0%	-	100.0%	75.6%
		Yield	3.3%	-	8.0%	5.2%
Asset-backed securities:
Triple-X life insurance transactions	392	Yield	5.3%

Collateralized debt obligations ("CDO")	260	Yield	15.0%

CLO/TruPS	22	Yield	1.4%	-	3.8%	2.2%

Others	17	Yield	5.8%

FG VIEs’ assets, at fair value	877	CPR	3.5%	-	9.3%	5.5%
		CDR	1.2%	-	21.6%	5.7%
		Loss severity	50.0%	-	100.0%	81.8%
		Yield	3.2%	-	22.1%	6.3%

Other assets	12	Estimated pricing	$79	-	$84	$82
		Term (years)	5 years
Liabilities:
Credit derivative liabilities, net	(481)	Year 1 loss estimates	0.0%	-	55.0%	1.4%
		Hedge cost (in bps)	7.6	-	127.5	24.4
		Bank profit (in bps)	3.8	-	1,575.7	73.4
		Internal floor (in bps)	7.0	-	100.0	13.9
		Internal credit rating	AAA	-	CCC	AA

FG VIEs’ liabilities, at fair value	(985)	CPR	3.5%	-	9.3%	5.5%
		CDR	1.2%	-	21.6%	5.7%
		Loss severity	50.0%	-	100.0%	81.8%
		Yield	2.9%	-	22.1%	5.0%
___________________

(1)	Discounted cash flow is used as valuation technique for all financial instruments.

(2)	Excludes several investments recorded in other invested assets with fair value of $8 million.

Quantitative Information About Level 3 Fair Value Inputs
At December 31, 2015

Financial Instrument Description (1)	Fair Value at December 31, 2015 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Assets (2):
Fixed-maturity securities (3):
Corporate securities	$71	Yield	21.8%

RMBS	348	CPR	0.3%	-	9.0%	2.6%
		CDR	2.7%	-	9.3%	7.0%
		Loss severity	60.0%	-	100.0%	74.0%
		Yield	4.7%	-	8.2%	6.0%
Asset-backed securities:
Investor owned utility	69	Cash flow receipts	100.0%
		Collateral recovery period	2.9 years
		Discount factor	7.0%

Triple-X life insurance transactions	329	Yield	3.5%	-	7.5%	5.0%

CDO	259	Yield	20.0%

Short-term investments	60	Yield	17.0%

FG VIEs’ assets, at fair value	1,261	CPR	0.3%	-	9.2%	3.9%
		CDR	1.2%	-	16.0%	4.7%
		Loss severity	40.0%	-	100.0%	85.9%
		Yield	1.9%	-	20.0%	6.4%

Other assets	62	Quotes from third party pricing	$44	-	$46	$45
		Term (years)	5 years
Liabilities:
Credit derivative liabilities, net	(365)	Year 1 loss estimates	0.0%	-	41.0%	0.6%
		Hedge cost (in bps)	32.8	-	282.0	66.3
		Bank profit (in bps)	3.8	-	1,017.5	110.8
		Internal floor (in bps)	7.0	-	100.0	16.8
		Internal credit rating	AAA	-	CCC	AA+

FG VIEs’ liabilities, at fair value	(1,349)	CPR	0.3%	-	9.2%	3.9%
		CDR	1.2%	-	16.0%	4.7%
		Loss severity	40.0%	-	100.0%	85.9%
		Yield	1.9%	-	20.0%	5.6%
____________________

(1)	Discounted cash flow is used as valuation technique for all financial instruments.

(2)	Excludes several investments recorded in other invested assets with fair value of $7 million.

(3)	Excludes obligations of state and political subdivisions investments with fair value of $8 million.

The carrying amount and estimated fair value of the Company’s financial instruments are presented in the following table.

Fair Value of Financial Instruments

	As of September 30, 2016		As of December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets:
Fixed-maturity securities	$10,752	$10,752	$10,627	$10,627
Short-term investments	528	528	396	396
Other invested assets (1)	150	151	150	152
Credit derivative assets	28	28	81	81
FG VIEs’ assets, at fair value	877	877	1,261	1,261
Other assets	183	183	206	206
Liabilities:
Financial guaranty insurance contracts (2)	3,468	9,232	3,998	8,712
Long-term debt	1,304	1,603	1,300	1,512
Credit derivative liabilities	509	509	446	446
FG VIEs’ liabilities with recourse, at fair value	832	832	1,225	1,225
FG VIEs’ liabilities without recourse, at fair value	153	153	124	124
Other liabilities	130	130	9	9
____________________

(1)
Includes investments not carried at fair value with a carrying value of $90 million and $93 million as of September 30, 2016 and December 31, 2015, respectively. Excludes investments carried under the equity method.

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

Credit Derivative Net Par Outstanding by Sector

The estimated remaining weighted average life of credit derivatives was 5.1 years at September 30, 2016 and 5.4 years at December 31, 2015. The components of the Company’s credit derivative net par outstanding are presented below.

Credit Derivatives
Subordination and Ratings

	As of September 30, 2016				As of December 31, 2015
Asset Type	Net Par Outstanding	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Rating	Net Par Outstanding	Original Subordination(1)	Current Subordination(1)	Weighted Average Credit Rating
	(dollars in millions)
Pooled corporate obligations:
Collateralized loan obligation/collateral bond obligations	$2,583	29.2%	45.3%	AAA	$5,873	30.9%	42.3%	AAA
Synthetic investment grade pooled corporate	7,920	22.2	19.9	AAA	7,108	21.7	19.4	AAA
TruPS CDOs	1,771	42.2	41.6	BBB	3,429	45.8	42.6	A-
Market value CDOs of corporate obligations	—	—	—	--	1,113	17.0	30.1	AAA
Total pooled corporate obligations	12,274	26.6	28.4	AAA	17,523	29.2	32.3	AAA
U.S. RMBS:
Option ARM and Alt-A first lien	277	9.4	12.7	AA-	351	10.5	12.7	AA-
Subprime first lien	891	27.8	45.0	AA	981	27.7	45.2	AA
Prime first lien	—	—	—	--	177	10.9	0.0	BB
Closed-end second lien	14	—	—	BB	17	—	—	CCC
Total U.S. RMBS	1,182	25.1	40.3	AA	1,526	24.1	37.4	A+
CMBS	159	56.9	78.9	AAA	530	44.8	52.6	AAA
Other	6,344	—	—	A	6,015	—	—	A
Total(2)	$19,959			AA	$25,594			AA+
____________________

(1)	Represents the sum of subordinate tranches and over-collateralization and does not include any benefit from excess interest collections that may be used to absorb losses.

(2)	The September 30, 2016 total amount includes $2.3 million net par outstanding of credit derivatives acquired from CIFG.

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

The Company’s exposure to “Other” CDS contracts is also highly diversified. It includes $1.6 billion of exposure to one pooled infrastructure transaction comprising diversified pools of international infrastructure project transactions and loans to regulated utilities. These pools were all structured with underlying credit enhancement sufficient for the Company to attach at AAA levels at origination. The remaining $4.7 billion of exposure in “Other” CDS contracts comprises numerous deals across various asset classes, such as commercial receivables, international RMBS, infrastructure, regulated utilities and consumer receivables.

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	As of September 30, 2016		As of December 31, 2015
Ratings	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
AAA	$10,778	54.0%	$14,808	57.9%
AA	4,025	20.2	4,821	18.8
A	2,037	10.2	2,144	8.4
BBB	2,040	10.2	2,212	8.6
BIG	1,079	5.4	1,609	6.3
Credit derivative net par outstanding	$19,959	100.0%	$25,594	100.0%

Fair Value of Credit Derivatives

Net Change in Fair Value of Credit Derivatives Gain (Loss)

	Third Quarter		Nine Months
	2016	2015	2016	2015
	(in millions)
Realized gains on credit derivatives	$11	$14	$39	$52
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	4	(8)	8	(17)
Realized gains (losses) and other settlements	15	6	47	35
Net unrealized gains (losses):
Pooled corporate obligations	3	(24)	(37)	0
U.S. RMBS	(12)	11	0	148
CMBS	0	(3)	0	1
Other	15	96	14	116
Net unrealized gains (losses)	6	80	(23)	265
Net change in fair value of credit derivatives	$21	$86	$24	$300

Net Par and Realized Gains
from Terminations and Settlements of Credit Derivative Contracts

	Third Quarter		Nine Months
	2016	2015	2016	2015
	(in millions)
Net par of terminated credit derivative contracts	$1,071	$405	$3,507	$969
Realized gains on credit derivatives	3	0	11	13
Net unrealized gains (losses) on credit derivatives	11	99	81	98

During Third Quarter 2016, unrealized fair value gains were generated primarily as a result of CDS terminations in the pooled corporate and other sectors and price improvements on the underlying collateral of the Company’s CDS. This was the primary driver of the unrealized fair value gains in the pooled corporate CLO, and other sectors. The unrealized fair value gains were partially offset by unrealized losses resulting from wider implied net spreads across all sectors. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC’s and AGM’s name, particularly for the one year CDS spread, as the market cost of AGC’s and AGM’s credit protection decreased significantly during the period. These transactions were pricing at or above their floor levels (or the minimum rate at which the Company would consider assuming these risks based on historical experience); therefore when the cost of purchasing CDS protection on AGC and AGM, which management refers to as the CDS spread on AGC and AGM, decreased the implied spreads that the Company would expect to receive on these transactions increased.

During Nine Months 2016, unrealized fair value losses were generated primarily in the trust preferred sector, due to wider implied net spreads. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC’s and AGM’s name, particularly for the one year and five year CDS spread, as the market cost of AGC’s and AGM’s credit protection decreased during the period. These transactions were pricing at or above their floor levels, therefore when the cost of purchasing CDS protection on AGC and AGM decreased, the implied spreads that the Company would expect to receive on these transactions increased. The unrealized fair value losses were partially offset by unrealized fair value gains which resulted from the terminations of several CDS transactions during the period. The majority of the CDS transactions were terminated as a result of settlement agreements with several CDS counterparties.

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

CDS Spread on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of September 30, 2016	As of June 30, 2016	As of December 31, 2015	As of September 30, 2015	As of June 30, 2015	As of December 31, 2014
Five-year CDS spread:
AGC	170	265	376	331	390	323
AGM	170	265	366	337	410	325
One-year CDS spread
AGC	31	45	139	112	120	80
AGM	31	47	131	104	125	85

Fair Value of Credit Derivatives Assets (Liabilities)
and Effect of AGC and AGM
Credit Spreads

	As of September 30, 2016	As of December 31, 2015
	(in millions)
Fair value of credit derivatives before effect of AGC and AGM credit spreads	$(1,020)	$(1,448)
Plus: Effect of AGC and AGM credit spreads	539	1,083
Net fair value of credit derivatives	$(481)	$(365)

The fair value of CDS contracts at September 30, 2016, before considering the implications of AGC’s and AGM’s credit spreads, is a direct result of continued wide credit spreads in the fixed income security markets and ratings downgrades. The asset classes that remain most affected are TruPS and pooled corporate securities as well as 2005-2007 vintages of prime first lien, Alt-A, Option ARM and subprime RMBS deals. The mark to market benefit between September 30, 2016, and December 31, 2015, resulted primarily from several CDS terminations and a narrowing of credit spreads related to the Company's TruPS obligations.

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

Net Fair Value and Expected Losses
of Credit Derivatives by Sector

	Fair Value of Credit Derivative Asset (Liability), net		Expected Loss to be (Paid) Recovered
Asset Type	As of September 30, 2016	As of December 31, 2015	As of September 30, 2016	As of December 31, 2015
	(in millions)
Pooled corporate obligations	$(126)	$(82)	$(4)	$(5)
U.S. RMBS	(97)	(98)	(27)	(38)
Other	(258)	(185)	26	27
Total	$(481)	$(365)	$(5)	$(16)

Ratings Sensitivities of Credit Derivative Contracts

Within the Company's insured CDS portfolio, the transaction documentation for approximately $0.7 billion in CDS gross par insured as of September 30, 2016 requires AGC to post eligible collateral to secure its obligations to make payments under such contracts. This constitutes a reduction of approximately $3.1 billion from the $3.8 billion subject to such a requirement as of December 31, 2015, primarily due to an agreement reached in May 2016 with a CDS counterparty reducing the collateral posting requirement with respect to that counterparty to zero. Eligible collateral is generally cash or U.S. government or agency securities; eligible collateral other than cash is valued at a discount to the face amount.

•
For approximately $0.6 billion gross par of such contracts, AGC has negotiated caps such that the posting requirement cannot exceed a certain fixed amount, regardless of the mark-to-market valuation of the exposure or the financial strength ratings of AGC. For such contracts, AGC need not post on a cash basis an aggregate of more than $500 million, although the value of the collateral posted may exceed such fixed amount depending on the advance rate agreed with the counterparty for the particular type of collateral posted.

•
For the remaining approximately $178 million gross par of such contracts, AGC could be required from time to time to post additional collateral without such cap based on movements in the mark-to-market valuation of the underlying exposure.

As of September 30, 2016, the Company was posting approximately $130 million to secure its obligations under CDS, of which approximately $17 million related to the $178 million of gross par described above, as to which the obligation to collateralize is not capped. As of December 31, 2015, the Company was posting approximately $305 million to secure its obligations under CDS, of which approximately $23 million related to $221 million of gross par as to which the obligation to collateralize was not capped. The obligation to post collateral could impair the Company's liquidity and results of operations.

Sensitivity to Changes in Credit Spread

The following table summarizes the estimated change in fair values on the net balance of the Company’s credit derivative positions assuming immediate parallel shifts in credit spreads on AGC and AGM and on the risks that they both assume.

Effect of Changes in Credit Spread
As of September 30, 2016

Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
100% widening in spreads	$(978)	$(497)
50% widening in spreads	(730)	(249)
25% widening in spreads	(606)	(125)
10% widening in spreads	(531)	(50)
Base Scenario	(481)	—
10% narrowing in spreads	(435)	46
25% narrowing in spreads	(365)	116
50% narrowing in spreads	(251)	230
 ____________________

(1)	Includes the effects of spreads on both the underlying asset classes and the Company’s own credit spread.

9.	Consolidated Variable Interest Entities

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

Number of FG VIEs Consolidated

	Nine Months
	2016	2015

Beginning of the period, December 31	34	32
Radian Asset Acquisition	—	4
Consolidated (1)	1	1
Deconsolidated (1)	(2)	—
Matured	(1)	—
End of the period, September 30	32	37
____________________

(1)
Net loss on consolidation and deconsolidation was de minimis in Nine Months 2016, and net loss on consolidation was $26 million in Nine Months 2015, and recorded in “fair value gains (losses) on FG VIEs” in the consolidated statement of operations.

The total unpaid principal balance for the FG VIEs’ assets that were over 90 days or more past due was approximately $154 million at September 30, 2016 and $154 million at December 31, 2015. The aggregate unpaid principal of the FG VIEs’ assets was approximately $478 million greater than the aggregate fair value at September 30, 2016. The aggregate unpaid principal of the FG VIEs’ assets was approximately $804 million greater than the aggregate fair value at December 31, 2015, excluding the effect of R&W settlements.

The change in the instrument-specific credit risk of the FG VIEs’ assets held as of September 30, 2016 that was recorded in the consolidated statements of operations for Third Quarter 2016 and Nine Months 2016 were gains of $1 million and $36 million, respectively. The change in the instrument-specific credit risk of the FG VIEs’ assets held as of September 30, 2015 that was recorded in the consolidated statements of operations for Third Quarter 2015 and Nine Months 2015 were gains of $56 million and $25 million, respectively. To calculate the instrument specific credit risk, the changes in the fair value of the FG VIE assets are allocated between changes that are due to the instrument specific credit risk and changes due to other factors, including interest rates. The instrument specific credit risk amount is determined by using expected contractual cash flows versus current expected cash flows discounted at original contractual rate. The net present value is calculated by discounting the expected cash flows of the underlying security, excluding the Company’s financial guaranty insurance, at the relevant effective interest rate.

The unpaid principal for FG VIE liabilities with recourse, which represent obligations insured by AGC or AGM, was $909 million and $1,436 million as of September 30, 2016 and December 31, 2015, respectively. FG VIE liabilities with recourse will mature at various dates ranging from 2025 to 2038. The aggregate unpaid principal balance of the FG VIE liabilities with and without recourse was approximately $126 million greater than the aggregate fair value of the FG VIEs’ liabilities as of September 30, 2016. The aggregate unpaid principal balance was approximately $423 million greater than the aggregate fair value of the FG VIEs' liabilities as of December 31, 2015.

The table below shows the carrying value of the consolidated FG VIEs’ assets and liabilities in the consolidated financial statements, segregated by the types of assets that collateralize their respective debt obligations for FG VIE liabilities with recourse.

Consolidated FG VIEs
By Type of Collateral

	As of September 30, 2016		As of December 31, 2015
	Assets	Liabilities	Assets	Liabilities
	(in millions)
With recourse:
U.S. RMBS first lien	$482	$523	$506	$521
U.S. RMBS second lien	165	232	194	273
Life insurance	—	—	347	347
Manufactured housing	77	77	84	84
Total with recourse	724	832	1,131	1,225
Without recourse	153	153	130	124
Total	$877	$985	$1,261	$1,349

The consolidation of FG VIEs affects net income and shareholders' equity due to (i) changes in fair value gains (losses) on FG VIE assets and liabilities, (ii) the elimination of premiums and losses related to the AGC and AGM FG VIE liabilities with recourse and (iii) the elimination of investment balances related to the Company’s purchase of AGC and AGM insured FG VIE debt. Upon consolidation of a FG VIE, the related insurance and, if applicable, the related investment balances, are considered intercompany transactions and therefore eliminated. Such eliminations are included in the table below to present the full effect of consolidating FG VIEs.

Effect of Consolidating FG VIEs on Net Income,
Cash Flows From Operating Activities and Shareholders' Equity

	Third Quarter		Nine Months
	2016	2015	2016	2015
	(in millions)
Net earned premiums	$(4)	$(6)	$(12)	$(16)
Net investment income	(1)	(3)	(8)	(9)
Net realized investment gains (losses)	0	6	1	9
Fair value gains (losses) on FG VIEs	(11)	2	11	0
Bargain purchase gain	—	—	—	2
Loss and LAE	(1)	11	3	18
Effect on income before tax	(17)	10	(5)	4
Less: tax provision (benefit)	(6)	4	(2)	1
Effect on net income (loss)	$(11)	$6	$(3)	$3

Effect on cash flows from operating activities	$11	$11	$16	$44

	As of September 30, 2016	As of December 31, 2015
	(in millions)
Effect on shareholders' equity (decrease) increase	$(25)	$(23)

Fair value gains (losses) on FG VIEs represent the net change in fair value on the consolidated FG VIEs’ assets and liabilities. During Third Quarter 2016, the Company recorded a pre-tax net fair value loss on consolidated FG VIEs of $11 million and during Nine Months 2016, the Company recorded a gain of $11 million. The primary drivers of the loss during Third Quarter 2016 were the net mark-to-market losses due to price depreciation on the FG VIE assets, resulting from declines in value in the underlying collateral, and the price appreciation on the FG VIE recourse liabilities during the quarter, resulting from the tightening of the Company's credit spread. The primary driver of the Nine Months 2016 gain in fair value of FG VIEs assets and liabilities was net mark-to-market gains due to price appreciation on the FG VIE assets during the nine months period resulting from improvements in the underlying collateral.

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

Non-Consolidated VIEs

As of September 30, 2016 and December 31, 2015, the Company had financial guaranty contracts outstanding for approximately 640 and 750 VIEs, respectively, that it did not consolidate. To date, the Company’s analyses have indicated that it does not have a controlling financial interest in any other VIEs and, as a result, they are not consolidated. The Company’s exposure provided through its financial guaranties with respect to debt obligations of special purpose entities is included within net par outstanding in Note 4, Outstanding Exposure.

10.	Investments and Cash

Net Investment Income and Realized Gains (Losses)

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets. Accrued investment income, which is recorded in Other Assets, was $95 million and $99 million as of September 30, 2016 and December 31, 2015, respectively.

Net Investment Income

	Third Quarter		Nine Months
	2016	2015	2016	2015
	(in millions)
Income from fixed-maturity securities managed by third parties	$75	$85	$231	$252
Income from internally managed securities:
Fixed maturities	19	15	58	44
Other	2	14	8	21
Gross investment income	96	114	297	317
Investment expenses	(2)	(2)	(6)	(6)
Net investment income	$94	$112	$291	$311

Net Realized Investment Gains (Losses)

	Third Quarter		Nine Months
	2016	2015	2016	2015
	(in millions)
Gross realized gains on available-for-sale securities	$4	$3	$24	$35
Gross realized losses on available-for-sale securities	(1)	(3)	(3)	(10)
Net realized gains (losses) on other invested assets	0	(9)	0	(8)
Other-than-temporary impairment	(5)	(18)	(26)	(37)
Net realized investment gains (losses)	$(2)	$(27)	$(5)	$(20)

The following table presents the roll-forward of the credit losses of fixed-maturity securities for which the Company has recognized an other-than-temporary-impairment and where the portion of the fair value adjustment related to other factors was recognized in other comprehensive income ("OCI").

Roll Forward of Credit Losses
in the Investment Portfolio

	Third Quarter		Nine Months
	2016	2015	2016	2015
	(in millions)
Balance, beginning of period	$108	$104	$108	$124
Additions for credit losses on securities for which an other-than-temporary-impairment was not previously recognized	1	2	3	2
Reductions for securities sold and other settlement during the period	—	—	(4)	(28)
Additions for credit losses on securities for which an other-than-temporary-impairment was previously recognized	1	0	3	8
Balance, end of period	$110	$106	$110	$106

Investment Portfolio

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of September 30, 2016

Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI(2) Gain (Loss) on Securities with Other-Than-Temporary Impairment	Weighted Average Credit Rating (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	49%	$5,272	$398	$(1)	$5,669	$16	AA-
U.S. government and agencies	3	381	24	0	405	—	AA+
Corporate securities	16	1,733	82	(40)	1,775	(29)	A-
Mortgage-backed securities(4):	0
RMBS	10	1,082	39	(16)	1,105	(7)	A-
CMBS	6	618	32	(1)	649	—	AAA
Asset-backed securities	8	860	42	(10)	892	9	B+
Foreign government securities	3	273	6	(22)	257	—	AA
Total fixed-maturity securities	95	10,219	623	(90)	10,752	(11)	A+
Short-term investments	5	528	0	0	528	—	AA+
Total investment portfolio	100%	$10,747	$623	$(90)	$11,280	$(11)	A+

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of December 31, 2015

Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Gain (Loss) on Securities with Other-Than-Temporary Impairment	Weighted Average Credit Rating (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	52%	$5,528	$323	$(10)	$5,841	$5	AA
U.S. government and agencies	3	377	23	0	400	—	AA+
Corporate securities	14	1,505	38	(23)	1,520	(13)	A-
Mortgage-backed securities(4):
RMBS	11	1,238	29	(22)	1,245	(7)	A
CMBS	5	506	9	(2)	513	—	AAA
Asset-backed securities	8	831	4	(10)	825	(6)	B+
Foreign government securities	3	290	4	(11)	283	—	AA+
Total fixed-maturity securities	96	10,275	430	(78)	10,627	(21)	A+
Short-term investments	4	396	0	0	396	—	AA-
Total investment portfolio	100%	$10,671	$430	$(78)	$11,023	$(21)	A+
____________________

(1)	Based on amortized cost.

(2)	Accumulated OCI. See also Note 17, Shareholders' Equity for additional information as applicable.

(3)
Ratings in the tables above represent the lower of the Moody’s and S&P classifications except for bonds purchased for loss mitigation or risk management strategies, which use internal ratings classifications. The Company’s portfolio consists primarily of high-quality, liquid instruments.

(4)	Government-agency obligations were approximately 44% of mortgage backed securities as of September 30, 2016 and 54% as of December 31, 2015 based on fair value.

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

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of September 30, 2016

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$180	$(1)	$7	$0	$187	$(1)
U.S. government and agencies	52	0	—	—	52	0
Corporate securities	237	(6)	85	(34)	322	(40)
Mortgage-backed securities:
RMBS	64	(2)	149	(14)	213	(16)
CMBS	102	(1)	—	—	102	(1)
Asset-backed securities	28	0	210	(10)	238	(10)
Foreign government securities	98	(7)	74	(15)	172	(22)
Total	$761	$(17)	$525	$(73)	$1,286	$(90)
Number of securities (1)		219		52		263
Number of securities with other-than-temporary impairment		5		12		17

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2015

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$316	$(10)	$7	$0	$323	$(10)
U.S. government and agencies	77	0	—	—	77	0
Corporate securities	381	(8)	95	(15)	476	(23)
Mortgage-backed securities:
RMBS	438	(8)	90	(14)	528	(22)
CMBS	140	(2)	2	0	142	(2)
Asset-backed securities	517	(10)	—	—	517	(10)
Foreign government securities	97	(4)	82	(7)	179	(11)
Total	$1,966	$(42)	$276	$(36)	$2,242	$(78)
Number of securities (1)		335		71		396
Number of securities with other-than-temporary impairment		9		4		13
___________________

(1)
The number of securities does not add across because lots consisting of the same securities have been purchased at different times and appear in both categories above (i.e., less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

Of the securities in an unrealized loss position for 12 months or more as of September 30, 2016, 28 securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of September 30, 2016 was $60 million. As of December 31, 2015, of the securities in an unrealized loss position for 12 months or more, nine securities had unrealized losses greater than 10% of book value with unrealized loss amount of $26 million. The Company has determined that the unrealized losses recorded as of September 30, 2016 and December 31, 2015 were yield related and not the result of other-than-temporary-impairment.

The amortized cost and estimated fair value of available-for-sale fixed maturity securities by contractual maturity as of September 30, 2016 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of September 30, 2016

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$416	$436
Due after one year through five years	1,928	1,974
Due after five years through 10 years	2,110	2,216
Due after 10 years	4,065	4,372
Mortgage-backed securities:
RMBS	1,082	1,105
CMBS	618	649
Total	$10,219	$10,752

The investment portfolio contains securities and cash that are either held in trust for the benefit of third party reinsurers in accordance with statutory requirements, invested in a guaranteed investment contract for future claims payments, placed on deposit to fulfill state licensing requirements, or otherwise restricted in the amount of $299 million and $283 million, based on fair value, as of September 30, 2016 and December 31, 2015, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,485 million and $1,411 million, based on fair value. as of September 30, 2016 and December 31, 2015, respectively.

The fair value of the Company’s pledged securities to secure its obligations under its CDS exposure totaled $130 million and $305 million as of September 30, 2016 and December 31, 2015, respectively.

No material investments of the Company were non-income producing for Nine Months 2016 and Nine Months 2015, respectively.

Internally Managed Portfolio

The investment portfolio tables shown above include both assets managed externally and internally. In the table below, more detailed information is provided for the component of the total investment portfolio that is internally managed (excluding short-term investments). The internally managed portfolio, as defined below, represents approximately 14% and 13% of the investment portfolio, on a fair value basis as of September 30, 2016 and December 31, 2015, respectively. The internally managed portfolio consists primarily of the Company's investments in securities for (i) loss mitigation purposes, (ii) other risk management purposes and (iii) where the Company believes a particular security presents an attractive investment opportunity.

One of the Company's strategies for mitigating losses has been to purchase securities it has insured that have expected losses, at discounted prices (loss mitigation securities). In addition, the Company holds other invested assets that were obtained or purchased as part of negotiated settlements with insured counterparties or under the terms of our financial guaranties (other risk management assets).

Internally Managed Portfolio
Carrying Value

	As of September 30, 2016	As of December 31, 2015
	(in millions)
Assets purchased for loss mitigation and other risk management purposes:
Fixed-maturity securities, at fair value	$1,414	$1,266
Other invested assets	110	114
Other	55	55
Total	$1,579	$1,435

11.	Insurance Company Regulatory Requirements

Dividend Restrictions and Capital Requirements

Under New York insurance law, AGM may only pay dividends out of "earned surplus," which is the portion of the company's surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to shareholders as dividends or transferred to stated capital or capital surplus, or applied to other purposes permitted by law, but does not include unrealized appreciation of assets. AGM may pay dividends without the prior approval of the New York Superintendent of Financial Services ("New York Superintendent") that, together with all dividends declared or distributed by it during the preceding 12 months, does not exceed the lesser of 10% of its policyholders' surplus (as of its last annual or quarterly statement filed with the New York Superintendent) or 100% of its adjusted net investment income during that period. The maximum amount available during 2016 for AGM to distribute as dividends without regulatory approval is estimated to be approximately $247 million, of which approximately $55 million is estimated to be available for distribution in the fourth quarter of 2016.

Under Maryland's insurance law, AGC may, with prior notice to the Maryland Insurance Commissioner, pay an ordinary dividend that, together with all dividends paid in the prior 12 months, does not exceed the lesser of 10% of its policyholders' surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. The maximum amount available during 2016 for AGC to distribute as ordinary dividends is approximately $79 million, of which approximately $41 million is available for distribution in the fourth quarter of 2016.

MAC is a New York domiciled insurance company subject to the same dividend limitations described above for AGM. The Company does not currently anticipate that MAC will distribute any dividends. On June 30, 2016, MAC obtained approval from the New York State Department of Financial Services to repay its $300 million surplus note to Municipal Assurance Holdings Inc. ("MAC Holdings") and its $100 million surplus note (plus accrued interest) to AGM. Accordingly, on June 30, 2016, MAC transferred cash and/or marketable securities to (i) MAC Holdings in an aggregate amount equal to $300 million, and (ii)  AGM in an aggregate amount of $102.5 million. MAC Holdings, upon receipt of such $300 million from MAC, distributed cash and/or marketable securities in an aggregate amount of $300 million to its shareholders, AGM and AGC, in proportion to their respective 60.7% and 39.3% ownership interests such that AGM received $182 million and AGC received $118 million.

For AG Re, any distribution (including repurchase of shares) of any share capital, contributed surplus or other statutory capital that would reduce its total statutory capital by 15% or more of its total statutory capital as set out in its previous year's financial statements requires the prior approval of the Bermuda Monetary Authority ("Authority"). Separately, dividends are paid out of an insurer's statutory surplus and cannot exceed that surplus. Further, annual dividends cannot exceed 25% of total statutory capital and surplus as set out in its previous year's financial statements, which is $246 million without AG Re certifying to the Authority that it will continue to meet required margins. Based on the foregoing limitations, in 2016 AG Re has the capacity to (i) make capital distributions in an aggregate amount up to $127 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to the limit of its outstanding statutory surplus, which was approximately $235 million as of September 30, 2016. Such dividend capacity is further limited by the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements. As of September 30, 2016, AG Re had unencumbered assets of approximately $625 million.

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

Dividends and Surplus Notes
By Insurance Company Subsidiaries

	Third Quarter		Nine Months
	2016	2015	2016	2015
	(in millions)
Dividends paid by AGC to AGUS	$15	$15	$38	$50
Dividends paid by AGM to AGMH	65	57	192	163
Dividends paid by AG Re to AGL	35	35	85	120
Repayment of surplus note by AGM to AGMH	—	—	—	25
Repayment of surplus note by MAC to AGM	—	—	100	—
Repayment of surplus note by MAC to MAC Holdings (1)	—	—	300	—
____________________

(1)	MAC Holdings returned $300 million to AGM and AGC, in proportion to their ownership percentages, in the second quarter of 2016.

12.	Income Taxes

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

Effective Tax Rate Reconciliation

	Third Quarter		Nine Months
	2016	2015	2016	2015
	(in millions)
Expected tax provision (benefit) at statutory rates in taxable jurisdictions	$150	$56	$234	$276
Tax-exempt interest	(12)	(14)	(38)	(41)
Gain on bargain purchase	(125)	0	(125)	(19)
Change in liability for uncertain tax positions	8	10	10	12
True-up from tax return filing	(16)	(11)	(16)	(11)
Other	(4)	2	(3)	3
Total provision (benefit) for income taxes	$1	$43	$62	$220
Effective tax rate	0.3%	25.0%	8.3%	26.0%

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

 The following table presents pretax income and revenue by jurisdiction.

Pretax Income (Loss) by Tax Jurisdiction

	Third Quarter		Nine Months
	2016	2015	2016	2015
	(in millions)
United States	$432	$166	$681	$803
Bermuda	56	12	88	67
U.K.	(8)	(6)	(23)	(23)
Total	$480	$172	$746	$847

Revenue by Tax Jurisdiction

	Third Quarter		Nine Months
	2016	2015	2016	2015
	(in millions)
United States	$499	$311	$1,041	$1,229
Bermuda	69	58	170	209
U.K.	(2)	(1)	(4)	(6)
Total	$566	$368	$1,207	$1,432

Pretax income by jurisdiction may be disproportionate to revenue by jurisdiction to the extent that insurance losses incurred are disproportionate.

Valuation Allowance

As part of the Radian Asset Acquisition, the Company acquired $19 million of foreign tax credits (“FTC”) which will expire between 2018 and 2020. After reviewing positive and negative evidence, the Company came to the conclusion that it is more likely than not that the FTC will not be utilized, and therefore recorded a valuation allowance with respect to this tax attribute.

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

Audits

AGUS has open tax years with the U.S. Internal Revenue Service (“IRS”) for 2009 forward and is currently under audit for the 2009-2012 tax years. Assured Guaranty Oversees US Holdings Inc. has open tax years of 2013 forward. The Company's U.K. subsidiaries are not currently under examination and have open tax years of 2014 forward. CIFG, which was acquired by AGC during 2016, is not currently under examination and has open tax years of 2013 forward.
Uncertain Tax Positions

The Company's policy is to recognize interest and penalties related to uncertain tax positions in income tax expense and has accrued $1 million for Nine Months 2016 and $1 million for 2015. As of September 30, 2016 and December 31, 2015, the Company has accrued $6.7 million and $5.4 million of interest, respectively.

The total amount of unrecognized tax benefits as of September 30, 2016 and December 31, 2015, that would affect the effective tax rate, if recognized, was $55 million and $45 million, respectively.

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

The downgrade of the financial strength ratings of AG Re or of AGC gives certain ceding companies the right to recapture business they had ceded to AG Re and AGC, which would lead to a reduction in the Company's unearned premium reserve and related earnings on such reserve. With respect to a significant portion of the Company's in-force financial guaranty assumed business, based on AG Re's and AGC's current ratings and subject to the terms of each reinsurance agreement, the third party ceding company may have the right to recapture business it had ceded to AG Re and/or AGC, and in connection therewith, to receive payment from AG Re or AGC of an amount equal to the statutory unearned premium (net of ceding commissions) and statutory loss reserves (if any) associated with that business, plus, in certain cases, an additional ceding commission. As of September 30, 2016, if each third party insurer ceding business to AG Re and/or AGC had a right to recapture such business, and chose to exercise such right, the aggregate amounts that AG Re and AGC could be required to pay to all such companies would be approximately $51 million and $21 million, respectively.

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

In Nine Months 2016, the Company entered into a commutation agreement to reassume previously ceded U.S. structured finance business. In Nine Months 2015, the Company entered into a commutation agreement to reassume previously ceded U.S. public finance business. For such reassumptions, the Company received the statutory unearned premium outstanding as of the commutation date plus a commutation premium.

The following table presents the components of premiums and losses reported in the consolidated statement of operations and the contribution of the Company's Assumed and Ceded Businesses.

Effect of Reinsurance on Statement of Operations

	Third Quarter		Nine Months
	2016	2015	2016	2015
	(in millions)
Premiums Written:
Direct	$17	$41	$80	$93
Assumed (1)	(1)	(1)	(9)	1
Ceded	0	0	(17)	2
Net	$16	$40	$54	$96
Premiums Earned:
Direct	$237	$224	$647	$596
Assumed	6	7	19	29
Ceded	(12)	(18)	(38)	(51)
Net	$231	$213	$628	$574
Loss and LAE:
Direct	$7	$111	$217	$323
Assumed	(1)	23	(4)	35
Ceded	(15)	(22)	(30)	(40)
Net	$(9)	$112	$183	$318
 ____________________

(1)	Negative assumed premiums written were due to changes in expected debt service schedules.

Other Monoline Exposures

In addition to assumed and ceded reinsurance arrangements, the Company may also have exposure to some financial guaranty reinsurers (i.e., monolines) in other areas. Second-to-pay insured par outstanding represents transactions the Company has insured that were previously insured by other monolines. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary insurer. Another area of exposure is in the investment portfolio where the Company holds fixed-maturity securities that are wrapped by monolines and whose value may change based on the rating of the monoline. As of September 30, 2016, based on fair value, the Company had fixed-maturity securities in its investment portfolio consisting of $150 million insured by National, $104 million insured by Ambac and $8 million insured by other guarantors.

In addition, the Company acquired bonds for loss mitigation or other risk management purposes. As of September 30, 2016 these bonds had a fair value of $260 million insured by MBIA Insurance Corporation and $135 million insured by FGIC UK Limited.

Monoline and Reinsurer Exposure by Company

	Ratings at		Par Outstanding (1)
	November 2, 2016		As of September 30, 2016
Reinsurer	Moody’s Reinsurer Rating	S&P Reinsurer Rating	Ceded Par Outstanding	Second-to- Pay Insured Par Outstanding	Assumed Par Outstanding
	(dollars in millions)
American Overseas Reinsurance Company Limited (2)	WR (3)	WR	$4,052	$—	$30
Tokio Marine & Nichido Fire Insurance Co., Ltd. (2)	Aa3 (4)	A+ (4)	3,681	—	—
Syncora (2)	WR	WR	2,185	1,326	677
Mitsui Sumitomo Insurance Co. Ltd. (2)	A1	A+ (4)	1,394	—	—
ACA Financial Guaranty Corp.	NR (5)	WR	637	33	—
Ambac	WR	WR	115	3,393	7,911
National (6)	A3	AA-	—	4,946	4,696
MBIA	(7)	(7)	—	1,583	380
FGIC	(8)	(8)	—	1,296	572
Ambac Assurance Corp. Segregated Account	NR	NR	—	77	638
Other (2)	Various	Various	67	558	123
Total			$12,131	$13,212	$15,027
____________________

(1)	Includes par related to insured credit derivatives.

(2)	The total collateral posted by all non-affiliated reinsurers required or agreeing to post collateral as of September 30, 2016 was approximately $427 million.
(3)    Represents “Withdrawn Rating.”
(4)    The Company benefits from trust arrangements that satisfy the triple-A credit requirement of S&P and/or Moody’s.
(5)    Represents “Not Rated.”

(6)	Rated AA+ by KBRA.

(7)	MBIA includes subsidiaries MBIA Insurance Corporation rated CCC by S&P and Caa1 by Moody's and MBIA UK rated BB by S&P and Ba2 by Moody’s. See Note 2, Acquisitions, for more information on MBIA UK.

(8)	FGIC includes subsidiaries Financial Guaranty Insurance Company and FGIC UK Limited both of which had their ratings withdrawn by rating agencies.

Amounts Due (To) From Reinsurers
As of September 30, 2016

	Assumed Premium, net of Commissions	Ceded Premium, net of Commissions	Assumed Expected Loss to be Paid	Ceded Expected Loss to be Paid
	(in millions)
American Overseas Reinsurance Company Limited	$—	$(5)	$—	$30
Tokio Marine & Nichido Fire Insurance Co., Ltd.	—	(10)	—	45
Syncora	14	(19)	—	(7)
Mitsui Sumitomo Insurance Co. Ltd.	—	(2)	—	20
Ambac	34	—	(1)	—
National	6	—	2	—
MBIA	4	—	(8)	—
FGIC	4	—	(15)	—
Ambac Assurance Corp. Segregated Account	6	—	(44)	—
Other	—	(12)	—	—
Total	$68	$(48)	$(66)	$88

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

In 2015, AGM entered into an operating lease for new office space comprising one full floor and one partial floor at 1633 Broadway in New York City.  On September 23, 2016, AGM entered into an amendment to that lease to include the remaining portion of the partial floor for the remainder of the lease term. The fixed annual rent, which commences after an initial rent holiday, begins at $1.1 million per annum, rising in two steps to $1.3 million for the last five years of the initial term.

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

In addition, in the ordinary course of their respective businesses, certain of the Company's subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods or prevent losses in the future, as described in the "Recovery Litigation" section of Note 5, Expected Loss to be Paid. For example, in January 2016, the Company commenced an action for declaratory judgment and injunctive relief in the U.S. District Court for the District of Puerto Rico to invalidate executive orders issued by the Governor of Puerto Rico directing the retention or transfer of certain taxes and revenues pledged to secure the payment of certain bonds insured by the Company, and in July 2016, the Company filed a motion and form of complaint in the U.S. District Court for the District of Puerto Rico seeking relief from the PROMESA stay in order to file a complaint to protect its interest in certain pledged PRHTA toll revenues. The amounts, if any, the Company will recover in these and other proceedings to recover losses are uncertain, and recoveries, or failure to obtain recoveries, in any one or more of these proceedings during any quarter or year could be material to the Company’s results of operations in that particular quarter or year.

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

On November 28, 2011, Lehman Brothers International (Europe) (in administration) (“LBIE”) sued AGFP, an affiliate of AGC which in the past had provided credit protection to counterparties under credit default swaps. AGC acts as the credit support provider of AGFP under these credit default swaps. LBIE’s complaint, which was filed in the Supreme Court of the State of New York, alleged that AGFP improperly terminated nine credit derivative transactions between LBIE and AGFP and improperly calculated the termination payment in connection with the termination of 28 other credit derivative transactions between LBIE and AGFP. Following defaults by LBIE, AGFP properly terminated the transactions in question in compliance with the agreement between AGFP and LBIE, and calculated the termination payment properly. AGFP calculated that LBIE owes AGFP approximately $29 million in connection with the termination of the credit derivative transactions, whereas LBIE asserted in the complaint that AGFP owes LBIE a termination payment of approximately $1.4 billion. On February 3, 2012, AGFP filed a motion to dismiss certain of the counts in the complaint, and on March 15, 2013, the court granted AGFP's motion to dismiss the count relating to improper termination of the nine credit derivative transactions and denied AGFP's motion to dismiss the counts relating to the remaining transactions. On February 22, 2016, AGFP filed a motion for summary judgment on the remaining causes of action asserted by LBIE and on AGFP's counterclaims. Oral argument on AGFP's motion took place on July 21, 2016. LBIE's administrators disclosed in an April 10, 2015 report to LBIE’s unsecured creditors that LBIE's valuation expert has calculated LBIE's claim for damages in aggregate for the 28 transactions to range between a minimum of approximately $200 million and a maximum of approximately $500 million, depending on what adjustment, if any, is made for AGFP's credit risk and excluding any applicable interest.

On September 25, 2013, Wells Fargo Bank, N.A., as trust administrator of the MASTR Adjustable Rate Mortgages Trust 2007-3, filed an interpleader complaint in the U.S. District Court for the Southern District of New York seeking adjudication of a dispute between Wales LLC and Assured Guaranty Municipal Corp. as to whether AGM is entitled to reimbursement payments from certain cashflows for principal claims paid in respect of insured certificates. On September 30, 2016, the court issued an opinion denying the motion for judgment on the pleadings filed by Wales. The Company estimates that an adverse outcome to the interpleader proceeding could increase losses on the transaction by approximately $10 - $20 million, net of expected settlement payments and reinsurance in force.

On December 22, 2014, Deutsche Bank National Trust Company, as indenture trustee for the AAA Trust 2007-2 Re-REMIC (the Trustee), filed a “trust instructional proceeding” petition in the State of California Superior Court (Probate Division, Orange County), seeking the court’s instruction as to how it should allocate the losses resulting from its December 2014 sale of four RMBS owned by the AAA Trust 2007-2 Re-REMIC. This sale of approximately $70 million principal balance of RMBS was made pursuant to AGC’s liquidation direction in November 2014, and resulted in approximately $27 million of gross proceeds to the Re-REMIC. On December 22, 2014, AGC directed the indenture trustee to allocate to the uninsured Class A-3 Notes the losses realized from the sale. On May 4, 2015, the Superior Court rejected AGC’s allocation direction, and ordered the Trustee to allocate to the Class A-3 noteholders a pro rata share of the $27 million of gross proceeds. AGC is appealing the Superior Court’s decision to the California Court of Appeal.

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

Lawsuits Relating to Former Financial Products Business

From 2008 through 2010, complaints were brought on behalf of a purported class of state, local and municipal government entities alleging federal antitrust violations in the municipal derivatives industry, seeking damages and alleging, among other things, a conspiracy to fix the pricing of, and manipulate bids for, municipal derivatives, including GICs. These actions were consolidated before one judge in the Southern District of New York as Municipal Derivatives Antitrust Litigation ("MDL 1950"). Following motions to dismiss, amended class action complaints were filed on behalf of a putative class of plaintiffs. The most recently amended, operative class action complaint does not list AGMH or its affiliates as defendants or co-conspirators. On July 8, 2016, the MDL 1950 Court entered an order approving settlement of the remaining class claims, resolving the putative class case.

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

Those settlements release all claims as to Assured Guaranty US Holdings, AGMH and AGM, as well as their parents, subsidiaries and affiliates.

15.	Long-Term Debt and Credit Facilities

The principal and carrying values of the Company’s long-term debt are presented in the table below.

Principal and Carrying Amounts of Debt

	As of September 30, 2016		As of December 31, 2015
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS:
7% Senior Notes	$200	$197	$200	$197
5% Senior Notes	500	495	500	495
Series A Enhanced Junior Subordinated Debentures	150	150	150	150
Total AGUS	850	842	850	842
AGMH:
67/8% QUIBS	100	69	100	69
6.25% Notes	230	141	230	140
5.6% Notes	100	56	100	56
Junior Subordinated Debentures	300	185	300	180
Total AGMH	730	451	730	445
AGM:
Notes Payable	10	11	12	13
Total AGM	10	11	12	13
Total	$1,590	$1,304	$1,592	$1,300

AGL fully and unconditionally guarantees the payment of the principal of, and interest on, the senior notes issued by AGUS and AGMH, and the junior subordinated debentures issued by AGUS and AGMH

Recourse Credit Facilities

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $991 million as of September 30, 2016. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. At September 30, 2016, approximately $1.5 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

On July 1, 2009, AGM and Dexia Crédit Local S.A., acting through its New York Branch (“Dexia Crédit Local (NY)”), entered into a credit facility (the “Strip Coverage Facility”). Under the Strip Coverage Facility, Dexia Crédit Local (NY) agreed to make loans to AGM to finance all draws made by lessors on AGM strip policies that were outstanding as of November 13, 2008, up to the commitment amount, which was $495 million at the time the Strip Coverage Facility was terminated.

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

In addition, in 2012 AGUS borrowed $90 million from its affiliate AGRO to fund the acquisition of MAC. That loan remained outstanding as of September 30, 2016.

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

In June 2003, $200 million of “AGM CPS”, money market preferred trust securities, were issued by trusts created for the primary purpose of issuing the AGM CPS, investing the proceeds in high-quality commercial paper and selling put options to AGM, allowing AGM to issue the trusts non-cumulative redeemable perpetual preferred stock (the “AGM Preferred Stock”) of AGM in exchange for cash. There are four trusts, each with an initial aggregate face amount of $50 million. These trusts hold auctions every 28 days, at which time investors submit bid orders to purchase AGM CPS. If AGM were to exercise a put option, the applicable trust would transfer the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, to AGM in exchange for AGM Preferred Stock. AGM pays a floating put premium to the trusts, which represents the difference between the commercial paper yield and the winning auction rate (plus all fees and expenses of the trust). If an auction does not attract sufficient clearing bids, however, the auction rate is subject to a maximum rate of one-month LIBOR plus 200 basis points for the next succeeding distribution period. Beginning in August 2007, the AGM CPS required the maximum rate for each of the relevant trusts. AGM continues to have the ability to exercise its put option and cause the related trusts to purchase AGM Preferred Stock. The trusts provide AGM access to new capital at its sole discretion through the exercise of the put options. As of September 30, 2016 the put option had not been exercised.

See Note 7, Fair Value Measurement, –Other Assets–Committed Capital Securities, for a fair value measurement discussion.

16.    Earnings Per Share

Computation of Earnings Per Share

	Third Quarter		Nine Months
	2016	2015	2016	2015
	(in millions)
Basic earnings per share ("EPS"):
Net income (loss) attributable to AGL	$479	$129	$684	$627
Less: Distributed and undistributed income (loss) available to nonvested shareholders	1	0	1	0
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$478	$129	$683	$627
Basic shares	131.9	145.8	134.0	150.7
Basic EPS	$3.63	$0.88	$5.10	$4.16

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$478	$129	$683	$627
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	0	0	0	0
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$478	$129	$683	$627

Basic shares	131.9	145.8	134.0	150.7
Dilutive securities:
Options and restricted stock awards	0.9	0.7	0.9	0.9
Diluted shares	132.8	146.5	134.9	151.6
Diluted EPS	$3.60	$0.88	$5.06	$4.13
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	0.0	1.3	0.5	0.7

17.	Shareholders' Equity

Other Comprehensive Income

The following tables present the changes in each component of AOCI and the effect of reclassifications out of AOCI on the respective line items in net income.

Changes in Accumulated Other Comprehensive Income by Component
Third Quarter 2016

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, June 30, 2016	$426	$(24)	$(26)	$7	$383
Other comprehensive income (loss) before reclassifications	(33)	13	(5)	—	(25)
Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(3)	4	—	—	1
Net investment income	—	—	—	—	—
Interest expense	—	—	—	0	0
Total before tax	(3)	4	—	0	1
Tax (provision) benefit	0	(1)	—	0	(1)
Total amount reclassified from AOCI, net of tax	(3)	3	—	0	—
Net current period other comprehensive income (loss)	(36)	16	(5)	0	(25)
Balance, September 30, 2016	$390	$(8)	$(31)	$7	$358

Changes in Accumulated Other Comprehensive Income by Component
Third Quarter 2015

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, June 30, 2015	$236	$4	$(9)	$8	$239
Other comprehensive income (loss) before reclassifications	41	(15)	(4)	—	22
Amounts reclassified from AOCI to:
Net realized investment gains (losses)	10	17	—	—	27
Net investment income	(9)	—	—	—	(9)
Interest expense	—	—	—	0	0
Total before tax	1	17	—	0	18
Tax (provision) benefit	0	(6)	—	0	(6)
Total amount reclassified from AOCI, net of tax	1	11	—	0	12
Net current period other comprehensive income (loss)	42	(4)	(4)	0	34
Balance, September 30, 2015	$278	$0	$(13)	$8	$273

Changes in Accumulated Other Comprehensive Income by Component
Nine Months 2016

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2015	$260	$(15)	$(16)	$8	$237
Other comprehensive income (loss) before reclassifications	146	(10)	(15)	—	121
Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(20)	25	—	—	5
Net investment income	(3)	—	—	—	(3)
Interest expense	—	—	—	(1)	(1)
Total before tax	(23)	25	—	(1)	1
Tax (provision) benefit	7	(8)	—	0	(1)
Total amount reclassified from AOCI, net of tax	(16)	17	—	(1)	0
Net current period other comprehensive income (loss)	130	7	(15)	(1)	121
Balance, September 30, 2016	$390	$(8)	$(31)	$7	$358

Changes in Accumulated Other Comprehensive Income by Component
Nine Months 2015

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2014	$367	$4	$(10)	$9	$370
Other comprehensive income (loss) before reclassifications	(77)	(23)	(3)	—	(103)
Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(9)	29	—	—	20
Net investment income	(9)	—	—	—	(9)
Interest expense	—	—	—	(1)	(1)
Total before tax	(18)	29	—	(1)	10
Tax (provision) benefit	6	(10)	—	0	(4)
Total amount reclassified from AOCI, net of tax	(12)	19	—	(1)	6
Net current period other comprehensive income (loss)	(89)	(4)	(3)	(1)	(97)
Balance, September 30, 2015	$278	$0	$(13)	$8	$273

Share Repurchase

The following table presents share repurchases since January 2013.

Share Repurchases

Period	Number of Shares Repurchased	Total Payments(in millions)	Average Price Paid Per Share
2013	12,512,759	$264	$21.12
2014	24,413,781	590	24.17
2015 (January 1 - March 31)	5,860,291	152	25.87
2015 (April 1 - June 30)	4,737,388	133	28.13
2015 (July 1 - September 30)	5,362,103	135	25.17
2015 (October 1 - December 31)	5,035,637	135	26.81
Total 2015	20,995,419	555	26.43
2016 (January 1 - March 31)	3,038,928	75	24.69
2016 (April 1 - June 30)	2,331,474	60	25.73
2016 (July 1 - September 30)	2,050,229	55	26.83
Total 2016 (through September 30)	7,420,631	190	25.61
2016 (October 1 - through November 3, 2016)	692,002	20	28.90
Total 2016	8,112,633	210	25.89
Cumulative repurchases since the beginning of 2013	66,034,592	$1,619	$24.52

On February 24, 2016, the Board of Directors approved a $250 million share repurchase authorization, and on November 2, 2016, it approved an incremental $250 million in share repurchases. As of September 30, 2016, the Company's remaining share repurchase authorization was $115 million, and as of November 3, 2016, it was approximately $345 million. The Company expects to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. It does not have an expiration date.

The Board of Directors has specifically authorized the Company to use a portion of its share repurchase program to repurchase up to 297,131 common shares from its Chief Executive Officer and up to 23,062 common shares from its General Counsel. These officers will also receive 297,131 and 23,062 common shares, respectively, in January 2017 in settlement of 297,131 share units and 23,062 share units, respectively, held by them in the employer stock fund of the Assured Guaranty Ltd. Supplemental Employee Retirement Plan (the “AGL SERP”). The distribution of shares in settlement of the units must occur in January 2017 pursuant to the terms of an amendment adopted in 2011 to the AGL SERP. Such amendment was adopted to comply with requirements of Section 409A of the Internal Revenue Code (the “Code”) and Section 457A of the Code, which required all grandfathered amounts (within the meaning of Section 457A of the Code), including the units in the employer stock fund in the AGL SERP, to be included in the income of the applicable participant no later than 2017. The Company would repurchase shares on the date that these officers receive shares in settlement of the units. The shares would be purchased at the closing price of a common share of the Company on the New York Stock Exchange on that same date, which is currently expected to be January 6, 2017.

18.	Subsidiary Information

The following tables present the condensed consolidating financial information for AGUS and AGMH, 100%-owned subsidiaries of AGL, which have issued publicly traded debt securities (see Note 15, Long Term Debt and Credit Facilities). The information for AGL, AGUS and AGMH presents its subsidiaries on the equity method of accounting.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2016
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$60	$107	$23	$11,712	$(359)	$11,543
Investment in subsidiaries	6,524	6,056	4,164	293	(17,037)	—
Premiums receivable, net of commissions payable	—	—	—	720	(112)	608
Ceded unearned premium reserve	—	—	—	1,122	(909)	213
Deferred acquisition costs	—	—	—	161	(53)	108
Reinsurance recoverable on unpaid losses	—	—	—	485	(398)	87
Credit derivative assets	—	—	—	95	(67)	28
Deferred tax asset, net	—	32	—	549	(122)	459
Intercompany receivable	—	—	—	90	(90)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	877	—	877
Other	61	62	39	974	(390)	746
TOTAL ASSETS	$6,645	$6,257	$4,226	$17,078	$(19,537)	$14,669
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$4,666	$(998)	$3,668
Loss and LAE reserve	—	—	—	1,554	(463)	1,091
Long-term debt	—	842	451	11	—	1,304
Intercompany payable	—	90	—	300	(390)	—
Credit derivative liabilities	—	—	—	576	(67)	509
Deferred tax liabilities, net	—	—	89	—	(89)	—
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	985	—	985
Other	5	53	19	898	(503)	472
TOTAL LIABILITIES	5	985	559	8,990	(2,510)	8,029
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO ASSURED GUARANTY LTD.	6,640	5,272	3,667	7,795	(16,734)	6,640
Noncontrolling interest	—	—	—	293	(293)	—
TOTAL SHAREHOLDERS' EQUITY	6,640	5,272	3,667	8,088	(17,027)	6,640
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,645	$6,257	$4,226	$17,078	$(19,537)	$14,669

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2015
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$10	$156	$22	$11,530	$(360)	$11,358
Investment in subsidiaries	5,961	5,569	4,081	377	(15,988)	—
Premiums receivable, net of commissions payable	—	—	—	833	(140)	693
Ceded unearned premium reserve	—	—	—	1,266	(1,034)	232
Deferred acquisition costs	—	—	—	176	(62)	114
Reinsurance recoverable on unpaid losses	—	—	—	467	(398)	69
Credit derivative assets	—	—	—	207	(126)	81
Deferred tax asset, net	—	52	—	357	(133)	276
Intercompany receivable	—	—	—	90	(90)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	1,261	—	1,261
Other	98	29	26	571	(264)	460
TOTAL ASSETS	$6,069	$5,806	$4,129	$17,135	$(18,595)	$14,544
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$5,143	$(1,147)	$3,996
Loss and LAE reserve	—	—	—	1,537	(470)	1,067
Long-term debt	—	842	445	13	—	1,300
Intercompany payable	—	90	—	300	(390)	—
Credit derivative liabilities	—	—	—	572	(126)	446
Deferred tax liabilities, net	—	—	91	—	(91)	—
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	1,349	—	1,349
Other	6	82	15	622	(402)	323
TOTAL LIABILITIES	6	1,014	551	9,536	(2,626)	8,481
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO ASSURED GUARANTY LTD.	6,063	4,792	3,578	7,222	(15,592)	6,063
Noncontrolling interest	—	—	—	377	(377)	—
TOTAL SHAREHOLDERS’ EQUITY	6,063	4,792	3,578	7,599	(15,969)	6,063
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,069	$5,806	$4,129	$17,135	$(18,595)	$14,544

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$239	$(8)	$231
Net investment income	0	0	0	95	(1)	94
Net realized investment gains (losses)	0	3	0	(2)	(3)	(2)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	15	0	15
Net unrealized gains (losses)	—	—	—	6	—	6
Net change in fair value of credit derivatives	—	—	—	21	0	21
Bargain purchase gain and settlement of pre-existing relationships	—	—	—	257	2	259
Other	0	—	—	(37)	0	(37)
TOTAL REVENUES	0	3	0	573	(10)	566
EXPENSES
Loss and LAE	—	—	—	(15)	6	(9)
Amortization of deferred acquisition costs	—	—	—	9	(5)	4
Interest expense	—	13	13	3	(3)	26
Other operating expenses	7	1	1	58	(2)	65
TOTAL EXPENSES	7	14	14	55	(4)	86
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(7)	(11)	(14)	518	(6)	480
Total (provision) benefit for income taxes	—	4	5	(13)	3	(1)
Equity in net earnings of subsidiaries	486	433	92	11	(1,022)	—
NET INCOME (LOSS)	$479	$426	$83	$516	$(1,025)	$479
Less: noncontrolling interest	—	—	—	11	(11)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$479	$426	$83	$505	$(1,014)	$479

COMPREHENSIVE INCOME (LOSS)	$454	$414	$64	$497	$(975)	$454

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$653	$(25)	$628
Net investment income	0	0	0	293	(2)	291
Net realized investment gains (losses)	0	3	0	(4)	(4)	(5)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	47	—	47
Net unrealized gains (losses)	—	—	—	(23)	—	(23)
Net change in fair value of credit derivatives	—	—	—	24	—	24
Bargain purchase gain and settlement of pre-existing relationships	—	—	—	257	2	259
Other	0	0	0	10	0	10
TOTAL REVENUES	0	3	0	1,233	(29)	1,207
EXPENSES
Loss and LAE	—	—	—	182	1	183
Amortization of deferred acquisition costs	—	—	—	23	(10)	13
Interest expense	—	39	40	8	(10)	77
Other operating expenses	23	1	2	165	(3)	188
TOTAL EXPENSES	23	40	42	378	(22)	461
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(23)	(37)	(42)	855	(7)	746
Total (provision) benefit for income taxes	—	13	15	(94)	4	(62)
Equity in net earnings of subsidiaries	707	623	282	34	(1,646)	—
NET INCOME (LOSS)	$684	$599	$255	$795	$(1,649)	$684
Less: noncontrolling interest	—	—	—	34	(34)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$684	$599	$255	$761	$(1,615)	$684

COMPREHENSIVE INCOME (LOSS)	$805	$660	$281	$923	$(1,864)	$805

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$585	$(11)	$574
Net investment income	0	0	0	318	(7)	311
Net realized investment gains (losses)	0	0	1	(13)	(8)	(20)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	35	0	35
Net unrealized gains (losses)	—	—	—	292	(27)	265
Net change in fair value of credit derivatives	—	—	—	327	(27)	300
Bargain purchase gain and settlement of pre-existing relationships	—	—	—	54	160	214
Other	0	—	—	53	0	53
TOTAL REVENUES	0	0	1	1,324	107	1,432
EXPENSES
Loss and LAE	—	—	—	316	2	318
Amortization of deferred acquisition costs	—	—	—	22	(7)	15
Interest expense	—	39	40	11	(14)	76
Other operating expenses	24	1	1	152	(2)	176
TOTAL EXPENSES	24	40	41	501	(21)	585
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(24)	(40)	(40)	823	128	847
Total (provision) benefit for income taxes	—	14	14	(205)	(43)	(220)
Equity in net earnings of subsidiaries	651	594	347	30	(1,622)	—
NET INCOME (LOSS)	$627	$568	$321	$648	$(1,537)	$627
Less: noncontrolling interest	—	—	—	30	(30)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$627	$568	$321	$618	$(1,507)	$627

COMPREHENSIVE INCOME (LOSS)	$530	$482	$269	$554	$(1,305)	$530

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$287	$171	$159	$3	$(810)	$(190)
Cash flows from investing activities
Fixed-maturity securities:
Purchases	(4)	(44)	(10)	(970)	—	(1,028)
Sales	4	—	12	861	—	877
Maturities	—	23	—	838	—	861
Sales (purchases) of short-term investments, net	(49)	(3)	(1)	133	—	80
Net proceeds from financial guaranty variable entities’ assets	—	—	—	590	—	590
Investment in subsidiary	—	—	—	4	(4)	—
Acquisition of CIFG, net of cash acquired	—	—	—	(442)	7	(435)
Other	—	7	—	(12)	(7)	(12)
Net cash flows provided by (used in) investing activities	(49)	(17)	1	1,002	(4)	933
Cash flows from financing activities
Return of capital	—	—	—	(4)	4	—
Dividends paid	(52)	(223)	(158)	(429)	810	(52)
Repurchases of common stock	(190)	—	—	—	—	(190)
Share activity under option and incentive plans	5	—	—	(1)	—	4
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(567)	—	(567)
Payment of long-term debt	—	—	—	(2)	—	(2)
Net cash flows provided by (used in) financing activities	(237)	(223)	(158)	(1,003)	814	(807)
Effect of exchange rate changes	—	—	—	(4)	—	(4)
Increase (decrease) in cash	1	(69)	2	(2)	—	(68)
Cash at beginning of period	0	95	8	63	—	166
Cash at end of period	$1	$26	$10	$61	$—	$98

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$451	$209	$134	$99	$(932)	$(39)
Cash flows from investing activities
Fixed-maturity securities:
Purchases	—	(72)	(8)	(1,830)	66	(1,844)
Sales	—	170	27	1,522	—	1,719
Maturities	—	8	—	627	—	635
Sales (purchases) of short-term investments, net	26	42	4	679	—	751
Net proceeds from financial guaranty variable entities’ assets	—	—	—	114	—	114
Investment in subsidiary	—	—	25	—	(25)	—
Acquisition of Radian Asset, net of cash acquired	—	—	—	(800)	—	(800)
Other	—	(5)	—	64	—	59
Net cash flows provided by (used in) investing activities	26	143	48	376	41	634
Cash flows from financing activities
Return of capital	—	—	—	(25)	25	—
Dividends paid	(55)	(351)	(182)	(333)	866	(55)
Repurchases of common stock	(420)	—	—	—	—	(420)
Share activity under option and incentive plans	(2)	—	—	—	—	(2)
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(122)	—	(122)
Payment of long-term debt	—	—	—	(3)	—	(3)
Net cash flows provided by (used in) financing activities	(477)	(351)	(182)	(483)	891	(602)
Effect of exchange rate changes	—	—	—	(2)	—	(2)
Increase (decrease) in cash	—	1	—	(10)	—	(9)
Cash at beginning of period	0	0	4	71	—	75
Cash at end of period	$0	$1	$4	$61	$—	$66

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The foregoing review of important factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements in this Form 10-Q, as well as the risk factors included in AGL's 2015 Annual Report on Form 10-K and AGL's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2016. The Company undertakes no obligation to update publicly or review any forward looking statement, whether as a result of new information, future developments or otherwise, except as required by law. Investors are advised, however, to consult any further disclosures the Company makes on related subjects in the Company’s reports filed with the SEC.

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

Economic Environment

The amount and pricing of new business the Company originates, as well as the financial health of the issuers whose obligations it insures, depends in part on the economic environment in the markets it serves, including the level of interest rates and credit spreads in those markets.

The overall economic environment in the United States (“U.S.”) improved during the three-month and nine-month periods ended September 30, 2016 ("Third Quarter 2016" and "Nine Months 2016," respectively). The U.S. Department of Commerce Bureau of Economic Analysis reported an advance estimate that gross domestic product increased at an annual rate of 2.9% in Third Quarter 2016. According to the U.S. Bureau of Labor Statistics (“BLS”), the estimated seasonally adjusted monthly unemployment rates remained at 5.0% or slightly lower during Third Quarter 2016. The BLS also reported that the U.S. economy added approximately 575 thousand jobs during Third Quarter 2016, equaling the job growth in the three month period ended September 30, 2015 ("Third Quarter 2015") and bringing the total jobs added in Nine Months 2016 to 1.6 million. U.S. home prices, as measured by the S&P CoreLogic Case-Shiller U.S. National Home Price Index, continued to rise at a 5.1% rate over the 12 months ended July 31, 2016.

Throughout Nine Months 2016, the Federal Open Market Committee (“FOMC”) maintained the target range for the federal funds rate at 1/4 to 1/2 percent and continued to support further improvement in labor market conditions and a return to 2% inflation. In a release dated September 21, 2016, the Federal Reserve said the FOMC judges that the case for an increase in the federal funds rate has strengthened but decided, for the time being, to wait for further evidence of continued progress toward its objectives. The U.S. stock market opened 2016 in decline, with some commentators attributing the decline to global economic uncertainty and weak oil prices that threatened certain U.S. companies. Broad stock market indexes began to rise in February after the Federal Reserve Board chair indicated in Congressional testimony that further increases in the federal funds rate would be gradual, and as oil prices began to recover. Stock prices generally rose thereafter although they experienced a dip following the British electorate’s June 23, 2016, vote in favor of Britain exiting the European Union (“Brexit”). In Third Quarter 2016, the market reached record S&P 500 levels in August before settling at quarter-end near their levels at the end of the second quarter 2016. Average municipal interest rates, at a record low in the last week of the second quarter 2016, fell further in July, reaching a new low point of 1.93% for the 30-year AAA MMD Index, on July 6, 2016, then rose to approximately 2.3% near the end of Third Quarter 2016.
Looking at the global interest rate environment, the European Central Bank continued its program of quantitative easing during Nine Months 2016. Interest rates for bank deposits remained near 0% or negative in Europe and negative in Japan. The Bank of England cut its Bank Rate 25 basis points to 0.25% on August 3, 2016 and maintained that rate through September 30. The August rate cut was part of a package of accommodative measures.

Financial Performance of Assured Guaranty

Financial Results

	Third Quarter		Nine Months
	2016	2015	2016	2015
	(in millions)
Net income (loss)	$479	$129	$684	$627
Operating income(1)	508	164	760	582

Net income (loss) per diluted share	$3.60	$0.88	$5.06	$4.13
Operating income per share(1)	3.83	1.12	5.64	3.84

Diluted shares	132.8	146.5	134.9	151.6

Gross written premiums	$16	$40	$71	$94
Present value of new business production (“PVP”)(1)	50	41	129	103
Gross par written	4,687	4,703	12,211	12,992

	As of September 30, 2016		As of December 31, 2015
	Amount	Per Share	Amount	Per Share
	(in millions, except per share amounts)
Shareholders' equity	$6,640	$50.70	$6,063	$43.96
Operating shareholders' equity(1)	6,456	49.29	5,946	43.11
Adjusted book value(1)	8,689	66.34	8,439	61.18

Common shares outstanding (2)	131.0		137.9
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

Third Quarter 2016

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

Net income for Third Quarter 2016 was $479 million compared with $129 million in Third Quarter 2015. The increase is primarily attributable to the acquisition of CIFG Holding Inc. (together with its subsidiaries “CIFGH"), the parent of financial guaranty insurer CIFG, (the "CIFG Acquisition") in Third Quarter 2016, which resulted in a net bargain purchase gain and settlement of pre-existing relationships, and lower loss and loss adjustment expenses ("LAE").

Non-GAAP operating income in Third Quarter 2016 was $508 million, compared with $164 million in Third Quarter 2015. The primary drivers of the increase in operating income are the same as those discussed above for net income.

Nine Months 2016

Net income for Nine Months 2016 was $684 million compared with $627 million in the nine-month period ended September 30, 2015 ("Nine Months 2015"). The increase was due primarily to lower loss and LAE, higher premium accelerations and higher net bargain purchase gain and settlement of pre-existing relationships on the CIFG Acquisition compared with the acquisition of Radian Asset Assurance Inc. (“Radian Asset Acquisition”). This was offset in part by fair value losses on credit derivatives in Nine Months 2016 compared with fair value gains for Nine Months 2015.

Non-GAAP operating income in Nine Months 2016 was $760 million, compared with $582 million in Nine Months 2015. The increase in operating income was primarily due to lower operating loss and LAE, higher premium accelerations and higher net bargain purchase gain and settlement of pre-existing relationships on the CIFG Acquisition compared with the Radian Asset Acquisition. This was offset in part by lower credit derivative revenues and operating net investment income.

Shareholder's equity increased since December 31, 2015 due primarily to the CIFG Acquisition, positive income and net unrealized gains on available for sale investment securities recorded in accumulated other comprehensive income, which was partially offset by share repurchases and dividends. Operating shareholders' equity and adjusted book value also increased since December 31, 2015 due mainly to the CIFG Acquisition, offset in part by share repurchases and dividends. Operating shareholders' equity per share and adjusted book value per share benefited from the repurchase of 7.4 million common shares in Nine Months 2016.

Key Business Strategies

The Company continually evaluates its business strategies. Currently, the Company is pursuing the following business strategies, each described in more detail below:

•	New business production

•	Capital management

•	Alternative strategies to create value, including through acquisitions, investments and commutations

•	Loss mitigation

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

U.S. Municipal Market Data (1)
Based on Sale Date

	Nine Months 2016		Nine Months 2015		Year Ended December 31, 2015
	Par	Number of issues	Par	Number of issues	Par	Number of issues
	(dollars in billions, except number of issues)
New municipal bonds issued	$323.3	9,489	$301.0	9,503	$377.6	12,076
Total insured	18.5	1,404	19.6	1,465	25.2	1,880
Insured by Assured Guaranty	10.1	672	11.9	806	15.1	1,009
____________________
(1)    Source: Thomson Reuters.

Industry Penetration Rates (1)
U.S. Municipal Market

	Nine Months		Year Ended December 31,
	2016	2015	2015
Market penetration par	5.7%	6.5%	6.7%
Market penetration based on number of issues	14.8	15.4	15.6
% of single A par sold	23.1	21.4	22.1
% of single A transactions sold	55.1	52.4	54.1
% of $25 million and under par sold	17.1	18.3	18.7
% of $25 million and under transactions sold	16.9	17.4	17.6
____________________

(1)	Source: Thomson Reuters.

New Business Production

	Third Quarter		Nine Months
	2016	2015	2016	2015
	(in millions)
Gross Written Premiums
Public Finance—U.S.	$24	$41	$72	$77
Public Finance—non-U.S.	(9)	(1)	6	(2)
Structured Finance—U.S.	1	0	(5)	19
Structured Finance—non-U.S.	0	0	(2)	0
Total gross written premiums	$16	$40	$71	$94

PVP (1):
Public Finance—U.S.	$25	$41	$89	$79
Public Finance—non-U.S.	2	—	16	—
Structured Finance—U.S. (2)	23	0	24	19
Structured Finance—non-U.S.	—	—	—	5
Total PVP	$50	$41	$129	$103
Gross Par Written:
Public Finance—U.S.	$3,459	$4,703	$10,574	$12,725
Public Finance—non-U.S.	164	—	570	—
Structured Finance—U.S. (2)	1,064	—	1,067	261
Structured Finance—non-U.S.	—	—	—	6
Total gross par written	$4,687	$4,703	$12,211	$12,992
____________________

(1)	PVP and Gross Par Written in the table above are based on "close date," when the transaction settles. See “– Non-GAAP Financial Measures – PVP or Present Value of New Business Production.”

(2)	Included in this category is a structured capital relief Triple-X excess of loss life reinsurance transaction written in Third Quarter 2016.
Gross written premiums include amounts collected upfront on new business written as well as the present value of contractual or expected premiums discounted at risk free rates and the effects of changes in the estimated lives of all transactions in the inforce book of business. The decrease in gross written premiums to $16 million in Third Quarter 2016 from $40 million in Third Quarter 2015, was primarily attributable to lower public finance new business production, and changes in estimated lives. For Nine Months 2016, gross written premiums decreased compared to Nine Months 2015 primarily due to lower public finance new business production, and the termination of several large transactions.

U.S. public finance PVP decreased in Third Quarter 2016 compared with the comparable prior year period, however, Nine Months 2016 U.S. public finance PVP was $89 million, a 12.7% increase over Nine Months 2015. During Third Quarter 2016 and Nine Months 2016, Assured Guaranty once again guaranteed the majority of insured par issued and maintained an A- rating.

U.S. structured finance PVP in Third Quarter and Nine Months 2016 primarily comprises a structured capital relief Triple-X excess of loss life reinsurance transaction.

Outside the U.S., the Company believes the United Kingdom ("U.K.") currently presents the most new business opportunities for financial guarantees of infrastructure financings, which have typically required such guarantees for capital market access. These transactions typically have long lead times. Assured Guaranty believes it is the only company in the private sector offering such financial guarantees outside the United States. For the Nine Months 2016, non-U.S. public finance PVP primarily represents secondary market financial guarantees written on utility bonds and additional future premiums related to the restructuring of an existing insured obligation.

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

On November 2, 2016, the Board of Directors approved an incremental $250 million in share repurchases, including a specifically authorized repurchase from the Company's Chief Executive Officer and its General Counsel, adding to the amount remaining under its previous authorization for a total, as of November 3, 2016, of $345 million in authorization for share repurchases. The Company expects the repurchases to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including free funds available at the parent company, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. It does not have an expiration date. See Note 17, Shareholders' Equity, of the Financial Statements, for additional information about the Company's repurchases of its common shares, including the details of the authorization of repurchases from its Chief Executive Officer and General Counsel.

Summary of Share Repurchases

	Amount	Number of Shares	Average price per share
	(in millions, except per share data)
2013	$264	12.5	$21.12
2014	590	24.4	24.17
2015	555	21.0	26.43
2016 (through November 3, 2016) (1)	210	8.1	25.89
Cumulative repurchases since the beginning of 2013	$1,619	66.0	24.52
____________________

(1)	In Third Quarter 2016, the Company repurchased a total of 2.1 million common shares for approximately $55 million at an average price of $26.83 per share.

Accretive Effect of Cumulative Repurchases(1)

	Third Quarter		Nine Months
	2016	2015	2016	2015	As of September 30, 2016	As of December 31, 2015
	(per share)
Net income	$1.12	$0.19	$1.44	$0.84
Operating income	1.20	0.24	1.63	0.77
Shareholders' equity					$8.64	$5.75
Operating shareholders' equity					8.17	5.49
Adjusted book value					13.85	10.83
_________________

(1)	Cumulative repurchases since the beginning of 2013.

In order to reduce leverage, and possibly rating agency capital charges, the Company has mutually agreed with beneficiaries to terminate selected financial guaranty insurance and credit derivative contracts. In particular, the Company has targeted investment grade securities for which claims are not expected but which carry a disproportionately large rating agency capital charge. The Company terminated $1.7 billion and $1.2 billion in net par of investment grade financial guaranty and credit default swap ("CDS") contracts in Third Quarter 2016 and Third Quarter 2015, respectively. The Company terminated

$5.8 billion and $1.8 billion in net par of investment grade financial guaranty and CDS contracts in Nine Months 2016 and Nine Months 2015, respectively.

Alternative Strategies

The Company considers alternative strategies in order to create long-term shareholder value. For example, the Company considers opportunities to acquire financial guaranty portfolios, whether by acquiring financial guarantors who are no longer actively writing new business or their insured portfolios, or by commuting business that it had previously ceded. These transactions enable the Company to improve its future earnings and deploy some of its excess capital. During Third Quarter 2016, the Company established an alternative investments group to focus on deploying a portion of the Company's excess capital to pursue acquisitions and develop new business opportunities that complement the Company's financial guaranty business, are in line with its risk profile and benefit from its credit experience.

CIFG Holding Inc. On July 1, 2016, Assured Guaranty Corp. ("AGC") acquired all of the issued and outstanding capital stock of CIFGH, for $450.6 million in cash. Assured Guaranty US Holdings Inc. ("AGUS") previously owned 1.6% of the outstanding shares of CIFGH, for which it received $7.1 million in consideration from AGC, resulting in a net consolidated purchase price of $443 million. AGC merged CIFG with and into AGC, with AGC as the surviving company, on July 5, 2016. The CIFG Acquisition added $4.2 billion of net par insured on July 1, 2016. In Third Quarter 2016, the acquisition contributed net income and operating income of approximately $2.32 per share, including the bargain purchase gain, loss on settlement of pre-existing relationships and activity since the day of CIFG Acquisition ("CIFG Acquisition Date"). Shareholders' equity benefited by $2.23 per share, operating shareholders' equity benefited by $2.23 per share and adjusted book value benefited by $3.85 per share as of the CIFG Acquisition Date.

Radian Asset Assurance Inc. On April 1, 2015 (the "Radian Acquisition Date"), AGC completed the acquisition of Radian Asset Assurance Inc. ("Radian Asset") for a cash purchase price of $804.5 million. In connection with the acquisition, AGC acquired Radian Asset’s entire insured portfolio, which resulted in an increase in net par outstanding as of the Radian Acquisition Date of approximately $13.6 billion, consisting of $9.4 billion public finance net par outstanding and $4.2 billion structured finance net par outstanding. In 2015, the acquisition contributed net income of approximately $2.46 per share and operating income of approximately $2.13 per share, including the bargain purchase gain, settlement of pre-existing relationships and activity since the Radian Acquisition Date. Shareholders' equity benefited by $1.04 per share, operating shareholders' equity benefited by $1.26 per share and adjusted book value benefited by $3.73 per share as of the Radian Acquisition Date.

MBIA UK Insurance Limited. On September 29, 2016, Assured Guaranty Ltd. announced that its subsidiary AGC entered into an agreement to acquire MBIA UK Insurance Limited ("MBIA UK"), the European operating subsidiary of MBIA Insurance Corporation (together with its subsidiaries, "MBIA"). The parties expect the transaction to close in early January 2017, subject to receipt of regulatory approvals and the satisfaction of other customary closing conditions. There can be no assurance that regulatory approvals will be obtained.

Under the agreement, AGC will deliver to MBIA all of the notes issued in the Zohar II 2005-1 transaction that AGC holds, and the seller, MBIA UK (Holdings) Limited, will transfer to AGC all of the outstanding shares of MBIA UK plus $23 million in cash. The Zohar notes to be transferred had, as of September 30, 2016, a total outstanding principal of approximately $347 million. MBIA Insurance Corporation insures all of the notes issued in the Zohar II 2005-1 transaction.

    As of June 30, 2016, MBIA UK had an insured portfolio of approximately $13.0 billion of net par. Assured Guaranty currently plans to maintain MBIA UK as a stand-alone entity but could combine it with other European affiliates in the future.

Loss Mitigation

In an effort to avoid or reduce potential losses in its insurance portfolios, the Company employs a number of strategies.

In the public finance area, the Company believes that its experience and the resources it is prepared to deploy, as well as its ability to provide bond insurance or other contributions as part of a solution, has resulted in more favorable outcomes in distressed public finance situations than would have been the case without its participation, as illustrated, for example, by the Company's role in the Detroit, Michigan; Stockton, California; and Jefferson County, Alabama financial crises. Currently, the Company is an active participant in discussions with the Commonwealth of Puerto Rico and its advisors with respect to a number of Puerto Rico credits. For example, on December 24, 2015, AGC and Assured Guaranty Municipal Corp. ("AGM") entered into an RSA with Puerto Rico Electric Power Authority ("PREPA"), an ad hoc group of uninsured bondholders and a group of fuel-line lenders that would, subject to certain conditions, result in, among other things, modernization of the utility and a restructuring of current debt. Legislation meeting the requirements of the RSA was enacted on February 16, 2016, and a transition charge to be paid by PREPA rate payers for debt service on the securitization bonds as contemplated by the RSA was approved by the Puerto Rico Energy Commission on June 20, 2016.  The closing of the restructuring transaction and the issuance of the surety bonds are subject to certain conditions, including execution of acceptable documentation and legal opinions. There can be no assurance that the conditions in the RSA will be met or that, if the conditions are met, the RSA's other provisions, including those related to the restructuring of the insured PREPA revenue bonds, will be implemented. In addition, there also can be no assurance that the negotiations with respect to other Puerto Rico credits will result in agreements on a consensual recovery plans.

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

    The Company also continues to purchase attractively priced obligations, including below-investment-grade ("BIG") obligations, that it has insured and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses ("loss mitigation securities"). These purchases resulted in a reduction of net expected loss to be paid of $558 million as of September 30, 2016. The fair value of assets purchased for loss mitigation purposes as of September 30, 2016 (excluding the value of the Company's insurance) was $1,129 million, with a par of $2,027 million (including bonds related to FG VIEs of $49 million in fair value and $239 million in par).

In some instances, the terms of the Company's policy gives it the option to pay principal on an accelerated basis on an obligation on which it has paid a claim, thereby reducing the amount of guaranteed interest due in the future. The Company has at times exercised this option, which uses cash but reduces projected future losses.

In an effort to recover losses the Company experienced in its insured U.S. RMBS portfolio, the Company also continues to pursue providers of representations and warranties ("R&W") by enforcing R&W provisions in contracts, negotiating agreements with R&W providers relating to those provisions and, where appropriate, pursuing litigation against R&W providers. See Note 5, Expected Loss to be Paid, of the Financial Statements.

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

The Company cannot predict the direction Brexit-related developments will take nor the impact of those developments on the economies of the markets the Company serves, which may materially adversely affect the Company’s business, results of operations and financial condition, but the Company has identified certain areas where Brexit may impact its business:

•
Currency Impact. The Company reports its accounts in US dollars, while some of its income, expenses and assets are denominated in other currencies, primarily the U.K’s pound sterling and the EU’s Euro. From March 31, 2016 to June 30, 2016, the value of pound sterling dropped from £0.69 per dollar to £0.75 per dollar, while the Euro dropped from €0.88 per dollar to €0.90 per dollar. For the second quarter 2016 the Company recognized losses of approximately $9 million in the consolidated statement of operations, net of tax, and approximately $18 million in other comprehensive income, net of tax, for foreign currency translation, that were primarily driven by the exchange rate fluctuations of the pound sterling. At September 30, 2016, the pound sterling was £0.77 per dollar, while the Euro was €0.89 per dollar. Future movements in currency exchange rates will also impact the consolidated statements of operation and other comprehensive income.

•
U.K. Business. Approximately $17.1 billion of the Company’s insured net par is to risks located in the U.K., and most of that exposure is to utilities, with much of the rest to hospital facilities, toll roads, government accommodation, housing associations, universities and other public purpose enterprises that the Company believes are not overly vulnerable to Brexit pressures. Assured Guaranty (Europe) Ltd. (“AGE”) is currently authorized by the Prudential Regulation Authority (“PRA”) of the Bank of England with permissions sufficient to enable AGE to effect and carry out financial guaranty insurance and reinsurance in the U.K. Most of the new transactions insured by AGE since 2008 have been in the U.K.

•
Business Elsewhere in the EU. Approximately $6.3 billion of the Company’s insured net par is to risks located in EU and European Economic Area (“EEA”) countries other than the U.K. Currently, EU directives allow AGE to conduct business in other EU or EEA states based on its PRA permissions. This is sometimes called “passporting”. Depending on the terms of Brexit, AGE may, once Brexit is implemented, lose the ability to insure new transactions from London in non-U.K. EU and EEA countries without obtaining additional licenses, which may require a presence in another EU country. While pertinent laws and regulations have yet to be adopted or passed, the Company does not believe Brexit will adversely affect its surveillance and loss mitigation activities with respect to existing insured transactions in non-U.K. EU and EEA countries, except to the extent Brexit inhibits the issuance of new guaranties in distressed situations in non-U.K. EU or EEA countries. As noted above, most of the new transactions insured by AGE since 2008 have been in the U.K.

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

An understanding of the Company’s accounting policies is of critical importance to understanding its consolidated financial statements. See Part II, Item 8. “Financial Statements and Supplementary Data” of the Company's 2015 Annual Report on Form 10-K for a discussion of the significant accounting policies, the loss estimation process, and the fair value methodologies.

The Company carries a portion of its assets and liabilities at fair value, the majority of which are measured at fair value on a recurring basis. Level 3 assets, consisting primarily of financial guaranty variable interest entities’ assets, credit derivative assets, and investments, represented approximately 17% and 20% of total assets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, respectively. All of the Company's liabilities that are measured at fair value are Level 3. See Note 7, Fair Value Measurement, of the Financial Statements for additional information about assets and liabilities classified as Level 3.

Consolidated Results of Operations

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Revenues:
Net earned premiums	$231	$213	$628	$574
Net investment income	94	112	291	311
Net realized investment gains (losses)	(2)	(27)	(5)	(20)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	15	6	47	35
Net unrealized gains (losses)	6	80	(23)	265
Net change in fair value of credit derivatives	21	86	24	300
Fair value gains (losses) on CCS	(23)	(15)	(50)	10
Fair value gains (losses) on FG VIEs	(11)	2	11	0
Bargain purchase gain and settlement of pre-existing relationships	259	—	259	214
Other income (loss)	(3)	(3)	49	43
Total revenues	566	368	1,207	1,432
Expenses:
Loss and LAE	(9)	112	183	318
Amortization of deferred acquisition costs	4	5	13	15
Interest expense	26	25	77	76
Other operating expenses	65	54	188	176
Total expenses	86	196	461	585
Income (loss) before provision for income taxes	480	172	746	847
Provision (benefit) for income taxes	1	43	62	220
Net income (loss)	$479	$129	$684	$627

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

Net Earned Premiums

	Third Quarter		Nine Months
	2016	2015	2016	2015
	(in millions)
Financial guaranty:
Public finance
Scheduled net earned premiums and accretion	$80	$77	$222	$232
Accelerations
Refundings	105	77	267	213
Terminations	21	22	21	22
Total accelerations	126	99	288	235
Total public finance	206	176	510	467
Structured finance(1)
Scheduled net earned premiums and accretion	25	31	74	99
Terminations	—	6	44	7
Total structured finance	25	37	118	106
Other	—	0	0	1
Total net earned premiums	$231	$213	$628	$574
____________________

(1)	Excludes $4 million and $6 million for Third Quarter 2016 and 2015, respectively, and $12 million and $16 million for Nine Months 2016 and 2015, respectively, related to consolidated FG VIEs.

Net earned premiums increased in Third Quarter 2016 and Nine Months 2016 compared with Third Quarter 2015 and Nine Months 2015 due primarily to higher accelerations, offset by the scheduled decline in structured finance par outstanding, as shown in the table above.

The increase in net earned premiums due to accelerations is attributable to changes in the expected lives of insured obligations driven by (a) refundings of insured obligations or (b) terminations of insured obligations either through negotiated agreements or the exercise of our contractual rights to make claim payments on an accelerated basis.

Refundings occur in the public finance market and have been at historically high levels in recent years due primarily to the low interest rate environment, which has allowed many municipalities and other public finance issuers to refinance their debt obligations at lower rates. The premiums associated with the insured obligations of municipalities and other public finance issuers are generally received upfront when the obligations are issued and insured. When such issuers pay down insured obligations prior to their originally scheduled maturities, the Company is no longer on risk for payment defaults, and therefore accelerates the recognition of the nonrefundable unearned premiums remaining from the original upfront payment.

Terminations are generally negotiated agreements with issuers resulting in the extinguishment of the Company’s insurance obligation with respect to the insured obligations. Terminations are more common in the structured finance asset class, but may also occur in the public finance asset class. While each termination may have different terms, they all result in the expiration of the Company’s insurance risk, such that the Company accelerates the recognition of the associated unearned premiums.

At September 30, 2016, $3.5 billion of net deferred premium revenue remained to be earned over the life of the insurance contracts. The CIFG Acquisition Date increased deferred premium revenue by $296 million.

Net Investment Income

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets.

Net Investment Income (1)

	Third Quarter		Nine Months
	2016	2015	2016	2015
	(in millions)
Income from fixed-maturity securities managed by third parties	$75	$85	$231	$252
Income from internally managed securities:
Fixed maturities	19	15	58	44
Other	2	14	8	21
Gross investment income	96	114	297	317
Investment expenses	(2)	(2)	(6)	(6)
Net investment income	$94	$112	$291	$311
____________________

(1)
Net investment income excludes $1 million and $3 million for Third Quarter 2016 and 2015, and $8 million and $9 million for Nine Months 2016 and 2015, respectively, related to securities in the investment portfolio owned by AGC and AGM that were issued by consolidated FG VIEs.

Net investment income for Third Quarter 2016 and Nine Months 2016 decreased compared to Third Quarter 2015 and Nine Months 2015 due primarily to lower average yield and additional income on securities within the internally managed portfolio purchased as part of loss mitigation strategies in 2015. The lower average yield is due primarily to proceeds from matured securities being reinvested at lower new market rates.

The overall pre-tax book yield was 3.57% as of September 30, 2016 and 4.30% as of September 30, 2015, respectively. Excluding the internally managed portfolio, pre-tax book yield was 3.32% as of September 30, 2016 compared with 3.49% as of September 30, 2015.

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses). See Note 10, Investments and Cash, of the Financial Statements.

Net Realized Investment Gains (Losses)

	Third Quarter		Nine Months
	2016	2015	2016	2015
	(in millions)
Gross realized gains on available-for-sale securities	$4	$3	$24	$35
Gross realized losses on available-for-sale securities	(1)	(3)	(3)	(10)
Net realized gains (losses) on other invested assets	0	(9)	0	(8)
Other-than-temporary impairment	(5)	(18)	(26)	(37)
Net realized investment gains (losses)	$(2)	$(27)	$(5)	$(20)

Other-than-temporary-impairments in Third Quarter 2016 and 2015, and in Nine Months 2016 and 2015 were primarily attributable to securities purchased for loss mitigation purposes and other-than-temporary-impairment recognized due to changes in foreign exchange rates. Realized gains in Nine Months 2016 were due primarily to sales of securities in order to fund the purchase of CIFGH by AGC. Realized gains in Nine Months 2015 were due primarily to sales of securities in order to fund the purchase of Radian Asset by AGC.

Bargain Purchase Gain and Settlement of Pre-existing Relationships

On July 1, 2016, AGC acquired all of the issued and outstanding capital stock of CIFGH, the parent of financial guaranty insurer CIFG. AGC caused the acquisition to be consummated on July 1, 2016 and merged CIFG with and into AGC, with AGC as the surviving company, on July 5, 2016. In connection with the acquisition, in Third Quarter 2016 and Nine Months 2016, the Company recognized a $357 million bargain purchase gain and a $98 million loss on settlement of pre-existing relationships.

See Note 2, Acquisitions, of the Financial Statements, for additional information.

On April 1, 2015, AGC completed the acquisition of Radian Asset and merged Radian Asset with and into AGC, with AGC as the surviving company of the merger. In connection with the acquisition, in Third Quarter 2015 and Nine Months 2015, the Company recognized a $55 million bargain purchase gain and a $159 million gain on settlement of pre-existing relationships.

See Note 2, Acquisition of Radian Asset Assurance Inc., in Part II, Item 8. “Financial Statements and Supplementary Data” of AGL’s Annual Report on Form 10-K for the year ended December 31, 2015, for additional information.

Other Income (Loss)

Other income (loss) comprises recurring items such as foreign exchange remeasurement gains and losses, ancillary fees on financial guaranty policies such as commitment, consent and processing fees, and if applicable, other revenue items on financial guaranty insurance and reinsurance contracts such as commutation gains on re-assumptions of previously ceded business, loss mitigation recoveries and certain non-recurring items. In Nine Months 2016, other income primarily comprised a benefit due to loss mitigation recoveries, offset in part by a loss on foreign exchange mainly due to the decline in the exchange rate of the British pound. In Nine Months 2015, other income primarily comprised a commutation gain on the reassumption of ceded books of business from certain of its reinsurers and a benefit due to loss mitigation recoveries.

Other Income (Loss)

	Third Quarter		Nine Months
	2016	2015	2016	2015
	(in millions)
Foreign exchange gain (loss) on remeasurement of premium receivable and loss reserves	$(2)	$(10)	$(21)	$(10)
Commutation gains	8	—	8	33
Other	(9)	7	62	20
Total other income (loss)	$(3)	$(3)	$49	$43

Economic Loss Development

The insured portfolio includes policies accounted for under three separate accounting models depending on the characteristics of the contract and the Company’s control rights. Please refer to Note 5, Expected Loss to be Paid, of the Financial Statements, for a discussion of the assumptions and methodologies used in calculating the expected loss to be paid for all contracts. For a discussion of the loss estimation process, approach to projecting losses in the U.S. RMBS portfolio and the measurement and recognition accounting policies under GAAP for each type of contract, see the following in Item 8, Financial Statements and Supplementary Data of the Company's 2015 Annual Report on Form 10-K:

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

Net expected loss to be paid consists primarily of the present value of future: expected claim and LAE payments, expected recoveries from excess spread and other collateral in the transaction structures, cessions to reinsurers, and expected recoveries for breaches of R&W and the effects of other loss mitigation strategies. Current risk free rates are used to discount expected losses at the end of each reporting period and therefore changes in such rates from period to period affect the expected loss estimates reported. Assumptions used in the determination of the net expected loss to be paid such as delinquency, severity, and discount rates and expected time frames to recovery in the mortgage market were consistent by sector regardless of the accounting model used. The primary drivers of economic loss development are discussed below. Changes in risk free rates used to discount losses affect economic loss development, loss and LAE, and operating loss and LAE; however the effect of changes in discount rates are not indicative of actual credit impairment or improvement in the period.

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

Net Expected Loss to be Paid

	As of September 30, 2016	As of December 31, 2015
	(in millions)
Public finance	$854	$809
Structured finance
U.S. RMBS before R&W payable (recoverable)	111	488
R&W payable (recoverable) (1)	37	(79)
U.S. RMBS after R&W	148	409
Other structured finance	88	173
Structured finance	236	582
Total	$1,090	$1,391
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

Economic Loss Development (Benefit) (1)

	Third Quarter		Nine Months
	2016	2015	2016	2015
	(in millions)
Public finance	$8	$91	$216	$321
Structured finance
U.S. RMBS before R&W payable (recoverable)	(36)	(77)	(193)	(152)
R&W payable (recoverable)	9	1	54	48
U.S. RMBS after R&W	(27)	(76)	(139)	(104)
Other structured finance	(25)	(18)	(40)	(31)
Structured finance	(52)	(94)	(179)	(135)
Total	$(44)	$(3)	$37	$186
____________________

(1)
Economic loss development includes the effects of changes in assumptions based on observed market trends, changes in discount rates, accretion of discount and the economic effects of loss mitigation efforts.

Third Quarter 2016 Net Economic Loss Development

The total economic benefit of $44 million in Third Quarter 2016 was generated mainly by the structured finance sector. The risk-free rates used to discount expected losses ranged from 0.0% to 2.42% as of September 30, 2016 and 0.0% to 2.46% as of June 30, 2016. The effect of changes in the risk-free rates used to discount expected losses was a benefit of $29 million in Third Quarter 2016.

U.S. Public Finance Economic Loss Development: The net par outstanding for U.S. public finance obligations rated BIG by the Company was $7.6 billion as of September 30, 2016 compared with $8.3 billion as of June 30, 2016. The Company projects that its total net expected loss across its troubled U.S. public finance credits as of September 30, 2016 will be $816 million, compared with $963 million as of June 30, 2016. Economic loss development in Third Quarter 2016 was $9 million, which was primarily attributable to Puerto Rico exposures and the effect of changing discount rates. See "Insured Portfolio-Exposure to Puerto Rico" below for details about significant developments that have taken place in Puerto Rico.

U.S. RMBS Economic Loss Development: The net benefit attributable to U.S. RMBS was $27 million and was due mainly to underlying collateral improvement on certain subprime transactions and an increase in the expected recovery rate on certain second lien transactions.

Other Structured Finance Economic Loss Development: The net benefit attributable to structured finance (excluding U.S. RMBS) was $25 million, due primarily to a benefit from the purchase of a portion of an insured obligation as part of a loss mitigation strategy.

Third Quarter 2015 Net Economic Loss Development

Total economic benefit of $3 million in Third Quarter 2015 was generated mainly by a net benefit in the structured finance sector, partially offset by a loss development in the U.S. public finance sector. The risk-free rates used to discount expected losses ranged from 0.0% to 3.34% as of September 30, 2015 and 0.0% to 3.37% as of June 30, 2015. The effect of changes in the risk-free rates used to discount expected losses was a loss of $11 million in Third Quarter 2015.

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

Nine Months 2016 Net Economic Loss Development

Total economic loss development of $37 million in Nine Months 2016 was generated mainly by the U.S. public finance sector on Puerto Rico exposures, partially offset by a net benefit in the structured finance sector due to the acceleration of claim payments as a means of mitigating future losses on certain Alt-A transactions and underlying collateral improvement on U.S. RMBS transactions. The effect of the change in the risk-free rates used to discount expected losses was a loss of $79 million in Nine Months 2016.

Nine Months 2015 Net Economic Loss Development

Total economic loss development of $186 million in Nine Months 2015 was primarily due to higher U.S. public finance losses on Puerto Rico exposures, partially offset by U.S. RMBS R&W benefits attributable to settlements and a benefit due to the acceleration of claim payments as a means of mitigating future losses on certain Alt-A transactions.

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

	Third Quarter		Nine Months
	2016	2015	2016	2015
	(in millions)
Public finance	$20	$87	$232	$302
Structured finance:
U.S. RMBS	(2)	31	(3)	29
Other structured finance	(27)	4	(42)	4
Structured finance	(29)	35	(45)	33
Total insurance contracts before FG VIE consolidation	(9)	122	187	335
Effect of consolidating FG VIEs	0	(10)	(4)	(17)
Total loss and LAE (1)	$(9)	$112	$183	$318
____________________

(1)
Excludes credit derivative benefit of $8 million and $54 million for Third Quarter 2016 and Third Quarter 2015 and credit derivative benefit of $25 million and $75 million for Nine Months 2016 and Nine Months 2015, which are included in non-GAAP operating loss and LAE.

Loss and LAE in Third Quarter 2016 was mainly driven by lower loss reserves in the structured finance sector. The non-U.S. RMBS structured finance sector benefited from the purchase of a portion of an insured obligation as part of a loss mitigation strategy. In Third Quarter 2015, loss and LAE were due primarily to Puerto Rico exposures, partially offset by a benefit from accelerated payments to reduce future losses.

Loss and LAE in Nine Months 2016 was mainly driven by higher loss reserves on certain Puerto Rico exposures partially offset by a benefit from the non-U.S. RMBS structured finance transaction loss mitigation strategy described above, and commutations of certain assumed student loan exposures. In Nine Months 2015, loss and LAE incurred were due primarily to increased loss estimates on certain Puerto Rico exposures.

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

Financial Guaranty Insurance
Net Expected Loss to be Expensed
As of September 30, 2016

	In GAAP Reported Income	In Non-GAAP Operating Income (1)
	(in millions)
2016 (October 1 – December 31)	$8	$11
2017	37	46
2018	37	44
2019	33	39
2020	31	37
2021-2025	129	145
2026-2030	95	103
2031-2035	56	67
After 2035	23	27
Net expected loss to be expensed	449	519
Future accretion	242	261
Total expected future loss and LAE	$691	$780
____________________

(1)	Net expected loss to be expensed for GAAP reported income is different than operating income, a non-GAAP financial measure, by the amount related to consolidated FG VIEs and credit derivatives.

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

The valuation of the Company’s credit derivative contracts requires the use of models that contain significant, unobservable inputs, and are classified as Level 3 in the fair value hierarchy. The models used to determine fair value are primarily developed internally based on market conventions for similar transactions that the Company observed in the past. There has been very limited new issuance activity in this market over the past several years and as of September 30, 2016, market prices for the Company’s credit derivative contracts were generally not available. Inputs to the estimate of fair value include various market indices, credit spreads, the Company’s own credit spread, and estimated contractual payments. See Note 7, Fair Value Measurement, of the Financial Statements for additional information.

Net Change in Fair Value of Credit Derivatives Gain (Loss)

	Third Quarter		Nine Months
	2016	2015	2016	2015
	(in millions)
Realized gains on credit derivatives	$11	$14	$39	$52
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	4	(8)	8	(17)
Realized gains (losses) and other settlements (1)	15	6	47	35
Net unrealized gains (losses):
Pooled corporate obligations	3	(24)	(37)	0
U.S. RMBS	(12)	11	0	148
Commercial mortgage-backed securities ("CMBS")	0	(3)	0	1
Other	15	96	14	116
Net unrealized gains (losses)	6	80	(23)	265
Net change in fair value of credit derivatives	$21	$86	$24	$300
____________________

(1)	Includes realized gains and losses due to terminations and settlements of CDS contracts.

Net Par and Realized Gains
from Terminations and Settlements of Credit Derivative Contracts

	Third Quarter		Nine Months
	2016	2015	2016	2015
	(in millions)
Net par of terminated credit derivative contracts	$1,071	$405	$3,507	$969
Realized gains on credit derivatives	3	0	11	13
Net unrealized gains (losses) on credit derivatives	11	99	81	98

During Third Quarter 2016, unrealized fair value gains were generated primarily as a result of CDS terminations in the pooled corporate and other sectors and price improvements on the underlying collateral of the Company’s CDS. This was the primary driver of the unrealized fair value gains in the pooled corporate CLO, and other sectors. The unrealized fair value gains were partially offset by unrealized losses resulting from wider implied net spreads across all sectors. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC’s and AGM’s name, particularly for the one year CDS spread, as the market cost of AGC’s and AGM’s credit protection decreased significantly during the period. These transactions were pricing at or above their floor levels (or the minimum rate at which the Company would consider assuming these risks based on historical experience); therefore when the cost of purchasing CDS protection on AGC and AGM, which management refers to as the CDS spread on AGC and AGM, decreased the implied spreads that the Company would expect to receive on these transactions increased.

During Nine Months 2016, unrealized fair value losses were generated primarily in the trust preferred sector, due to wider implied net spreads. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC’s and AGM’s name, particularly for the one year and five year CDS spread, as the market cost of AGC’s and AGM’s credit protection decreased during the period. These transactions were pricing at or above their floor levels, therefore when the cost of purchasing CDS protection on AGC and AGM decreased, the implied spreads that the Company would expect to receive on these transactions increased. The unrealized fair value losses were partially offset by unrealized fair value gains which resulted from the terminations of several CDS transactions during the period. The majority of the CDS transactions were terminated as a result of settlement agreements with several CDS counterparties.

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

CDS Spread on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of September 30, 2016	As of June 30, 2016	As of December 31, 2015	As of September 30, 2015	As of June 30, 2015	As of December 31, 2014
Five-year CDS spread:
AGC	170	265	376	331	390	323
AGM	170	265	366	337	410	325
One-year CDS spread
AGC	31	45	139	112	120	80
AGM	31	47	131	104	125	85

Effect of Changes in the Company’s Credit Spread on
Net Unrealized Gains (Losses) on Credit Derivatives

	Third Quarter		Nine Months
	2016	2015	2016	2015
	(in millions)
Change in unrealized gains (losses) of credit derivatives:
Before considering implication of the Company’s credit spreads	$44	$121	$85	$212
Resulting from change in the Company’s credit spreads	(38)	(41)	(108)	53
After considering implication of the Company’s credit spreads	$6	$80	$(23)	$265

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

Financial Guaranty Variable Interest Entities

As of September 30, 2016 and December 31, 2015, the Company consolidated 32 and 34 VIEs, respectively. The table below presents the effects on reported GAAP income resulting from consolidating these FG VIEs and eliminating their related insurance and investment accounts and, in total, represents a difference between GAAP reported net income and non-GAAP operating income attributable to FG VIEs. The consolidation of FG VIEs has an effect on net income and shareholders' equity due to:

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

Effect of Consolidating FG VIEs on Net Income

	Third Quarter		Nine Months
	2016	2015	2016	2015
	(in millions)
Net earned premiums	$(4)	$(6)	$(12)	$(16)
Net investment income	(1)	(3)	(8)	(9)
Net realized investment gains (losses)	0	6	1	9
Fair value gains (losses) on FG VIEs	(11)	2	11	0
Bargain purchase gain	—	—	—	2
Loss and LAE	(1)	11	3	18
Effect on income before tax	(17)	10	(5)	4
Less: tax provision (benefit)	(6)	4	(2)	1
Effect on net income (loss)	$(11)	$6	$(3)	$3

Fair value gains (losses) on FG VIEs represent the net change in fair value on the consolidated FG VIEs’ assets and liabilities. During Third Quarter 2016, the Company recorded a pre-tax net fair value loss on consolidated FG VIEs of $11 million and during Nine Months 2016, the Company recorded a gain of $11 million. The primary drivers of the loss during Third Quarter 2016 were the net mark-to-market losses due to price depreciation on the FG VIE assets, resulting from declines in value in the underlying collateral, and the price appreciation on the FG VIE recourse liabilities during the quarter, resulting from the tightening of the Company's credit spread. The primary driver of the Nine Months 2016 gain in fair value of FG VIEs assets and liabilities was net mark-to-market gains due to price appreciation on the FG VIE assets during the nine months period resulting from improvements in the underlying collateral.

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

Net Change in Fair Value of CCS

The fair value losses for Third Quarter 2016 and Nine Months 2016 were due to the narrowing of the credit spreads of AGM and AGC. The fair value loss for Third Quarter 2015 and fair value gain for Nine Months 2015 were due to the narrowing and widening, respectively, of their credit spreads during those periods.

Other Operating Expenses

Other operating expenses in Third Quarter 2016 increased by $11 million compared to Third Quarter 2015 due primarily to expenses related to the CIFG Acquisition.

Other operating expenses in Nine Months 2016 increased by $12 million compared to Nine Months 2016 due primarily to the accelerated amortization of leasehold improvements as a result of the Company's move of its New York offices.

Provision for Income Tax

Provision for Income Taxes and Effective Tax Rates

	Third Quarter		Nine Months
	2016	2015	2016	2015
	(in millions)
Total provision (benefit) for income taxes	$1	$43	$62	$220
Effective tax rate	0.3%	25.0%	8.3%	26.0%

 The Company’s effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 20% unless subject to U.S. tax by election or as a U.S. controlled foreign corporation, and no taxes for the Company’s Bermuda subsidiaries unless subject to U.S tax by election or as a U.S. controlled foreign corporation. The Company’s overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions. In each of the periods presented, the portion of taxable income from each jurisdiction varied. The non-taxable book to tax differences were mostly consistent as compared to the prior period with the exception of the benefit on bargain purchase gain from the CIFG Acquisition.

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

 Reconciliation of Net Income (Loss)
to Operating Income

	Third Quarter		Nine Months
	2016	2015	2016	2015
	(in millions)
Net income (loss)	$479	$129	$684	$627
Less pre-tax adjustments:
Realized gains (losses) on investments	(2)	(35)	(7)	(31)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(4)	4	(32)	105
Fair value gains (losses) on CCS	(23)	(15)	(50)	10
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(2)	(9)	(21)	(10)
Effect of consolidating FG VIEs	(17)	10	(5)	4
Total pre-tax adjustments	(48)	(45)	(115)	78
Less tax effect on pre-tax adjustments	19	10	39	(33)
Operating income	$508	$164	$760	$582

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

Reconciliation of Shareholders’ Equity
to Adjusted Book Value

	As of September 30, 2016		As of December 31, 2015
	After-Tax	Per Share	After-Tax	Per Share
	(dollars in millions, except per share amounts)
Shareholders’ equity	$6,640	$50.70	$6,063	$43.96
Less pre-tax adjustments:
Effect of consolidating FG VIEs	(38)	(0.29)	(35)	(0.25)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(284)	(2.17)	(241)	(1.75)
Fair value gains (losses) on CCS	12	0.09	62	0.45
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	572	4.37	376	2.73
Taxes	(78)	(0.59)	(45)	(0.33)
Operating shareholders’ equity	6,456	49.29	5,946	43.11
Pre-tax adjustments:
Less: Deferred acquisition costs	108	0.82	114	0.83
Plus: Net present value of estimated net future credit derivative revenue	155	1.19	169	1.23
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	3,062	23.37	3,417	24.77
Taxes	(876)	(6.69)	(979)	(7.10)
Adjusted book value	$8,689	$66.34	$8,439	$61.18

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

Reconciliation of PVP to Gross Written Premiums

	Third Quarter 2016					Third Quarter 2015
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
Total PVP	$25	$2	$23	$—	$50	$41	$—	$0	$—	$41
Less: PVP of non-financial guaranty insurance	—	—	22	—	22	—	—	1	—	1
Less: Financial guaranty installment premium PVP	0	2	1	—	3	—	—	(1)	—	(1)
Plus: Installment gross written premiums and other GAAP adjustments(1)	(1)	(9)	1	0	(9)	—	(1)	0	0	(1)
Total gross written premiums	$24	$(9)	$1	$0	$16	$41	$(1)	$0	$0	$40

	Nine Months 2016					Nine Months 2015
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
Total PVP	$89	$16	$24	$—	$129	$79	$—	$19	$5	$103
Less: PVP of non-financial guaranty insurance	—	—	23	—	23	—	—	2	5	7
Less: Financial guaranty installment premium PVP	0	16	1	—	17	0	—	17	—	17
Plus: Installment gross written premiums and other GAAP adjustments(1)	(17)	6	(5)	(2)	(18)	(2)	(2)	19	0	15
Total gross written premiums	$72	$6	$(5)	$(2)	$71	$77	$(2)	$19	$0	$94
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

Net Par Outstanding and Average Internal Rating by Sector

	As of September 30, 2016		As of December 31, 2015
Sector	Net Par Outstanding	Avg. Rating	Net Par Outstanding	Avg. Rating
	(dollars in millions)
Public finance:
U.S.:
General obligation	$111,753	A	$126,255	A
Tax backed	52,444	A	58,062	A
Municipal utilities	40,851	A	45,936	A
Transportation	21,346	A-	23,454	A
Healthcare	12,381	A	15,006	A
Higher education	10,587	A	11,936	A
Infrastructure finance	3,680	BBB+	4,993	BBB
Housing	1,889	A-	2,037	A
Investor-owned utilities	871	BBB+	916	A-
Other public finance—U.S.	2,848	A	3,271	A
Total public finance—U.S.	258,650	A	291,866	A
Non-U.S.:
Infrastructure finance	11,644	BBB	12,728	BBB
Regulated utilities	9,905	BBB+	10,048	BBB+
Pooled infrastructure	1,595	AA	1,879	AA
Other public finance	5,095	A	4,922	A
Total public finance—non-U.S.	28,239	BBB+	29,577	BBB+
Total public finance	286,889	A-	321,443	A
Structured finance:
U.S.:
Pooled corporate obligations	11,660	AAA	16,008	AAA
RMBS	5,879	BBB-	7,067	BBB-
Insurance securitizations	2,310	A+	3,000	A+
Financial products	1,753	AA-	1,906	AA-
Consumer receivables	1,671	BBB+	2,099	A-
Commercial receivables	327	BBB	427	BBB+
CMBS and other commercial real estate related exposures	161	AAA	533	AAA
Other structured finance—U.S.	626	AA	730	AA-
Total structured finance—U.S.	24,387	AA-	31,770	AA-
Non-U.S.:
Pooled corporate obligations	2,355	AA-	3,645	AA
RMBS	710	A-	492	BBB
Commercial receivables	389	BBB	600	BBB+
Other structured finance	595	AA-	621	AA-
Total structured finance—non-U.S.	4,049	A+	5,358	AA-
Total structured finance	28,436	AA-	37,128	AA-
Total net par outstanding	$315,325	A	$358,571	A

The following tables set forth the Company’s net financial guaranty portfolio by internal rating.

Financial Guaranty Portfolio by Internal Rating (1)
As of September 30, 2016

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$2,182	0.9%	$703	2.5%	$11,187	45.9%	$1,526	37.7%	$15,598	5.0%
AA	53,330	20.6	1,768	6.2	6,246	25.6	134	3.4	61,478	19.5
A	137,270	53.1	6,466	22.9	1,744	7.1	669	16.5	146,149	46.3
BBB	58,274	22.5	17,872	63.3	869	3.6	1,172	28.9	78,187	24.8
BIG	7,594	2.9	1,430	5.1	4,341	17.8	548	13.5	13,913	4.4
Total net par outstanding (2)	$258,650	100.0%	$28,239	100.0%	$24,387	100.0%	$4,049	100.0%	$315,325	100.0%
_____________________

(1)	The September 30, 2016 amounts include $3.7 billion of net par acquired from CIFG.

(2)	As of September 30, 2016, excludes $2.1 billion of net par as a result of loss mitigation strategies, including loss securities held in the investment portfolio, which are primarily BIG.

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2015

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$3,053	1.1%	$709	2.4%	$14,366	45.2%	$2,709	50.6%	$20,837	5.8%
AA	69,274	23.7	2,017	6.8	7,934	25.0	177	3.3	79,402	22.1
A	157,440	53.9	6,765	22.9	2,486	7.8	555	10.3	167,246	46.7
BBB	54,315	18.6	18,708	63.2	1,515	4.8	1,365	25.5	75,903	21.2
BIG	7,784	2.7	1,378	4.7	5,469	17.2	552	10.3	15,183	4.2
Total net par outstanding (1)	$291,866	100.0%	$29,577	100.0%	$31,770	100.0%	$5,358	100.0%	$358,571	100.0%
_____________________

(1)	As of December 31, 2015, excludes $1.5 billion of net par as a result of loss mitigation strategies, including loss mitigation securities held in the investment portfolio, which are primarily BIG.

Exposure to Puerto Rico

The Company has insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (“Puerto Rico” or the “Commonwealth”) and various obligations of its related authorities and public corporations aggregating $4.8 billion net par as of September 30, 2016, rated triple-C or below.

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

On April 6, 2016, the Governor signed into law the Puerto Rico Emergency Moratorium & Financial Rehabilitation Act (the “Moratorium Act”). The Moratorium Act purportedly empowers the Governor to declare, entity by entity, states of emergencies and moratoriums on debt service payments on obligations of the Commonwealth and its related authorities and public corporations, as well as instituting a stay against related litigation, among other things. The Governor has used the authority of the Moratorium Act to take a number of actions related to issuers of obligations the Company insures. National Public Finance Guarantee Corporation ("National") (another financial guarantor), holders of the Commonwealth general obligation bonds and certain Puerto Rico residents have filed suits to invalidate the Moratorium Act, and on July 21, 2016, the Company filed a motion and form of complaint in the U.S. District Court for the District of Puerto Rico seeking relief from the stay of litigation imposed by the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) to seek a declaration that the Moratorium Act is preempted by Federal bankruptcy law; that motion was denied on November 2, 2016, on procedural grounds. The PROMESA stay expires on February 15, 2017.

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

On June 30, 2016, PROMESA was signed into law by the President of the United States. PROMESA establishes a seven-member federal financial oversight board (“Oversight Board”) with authority to require that balanced budgets and fiscal plans be adopted and implemented by Puerto Rico. PROMESA provides a legal framework under which the debt of the Commonwealth and its related authorities and public corporations may be voluntarily restructured, and grants the Oversight Board the sole authority to file restructuring petitions in a federal court to restructure the debt of the Commonwealth and its related authorities and public corporations if voluntary negotiations fail, provided that any such restructuring must be in accordance with an Oversight Board approved fiscal plan that respects the liens and priorities provided under Puerto Rico law. PROMESA also appears to preempt at least portions of the Moratorium Act and appears to stay debt-related litigation, possibly including the Company’s litigation regarding the Clawback Orders. On August 31, 2016, the President of the United States appointed the seven members of the Oversight Board.

The Oversight Board has begun meeting. Press reports indicate that the Oversight Board has set a target of mid-January 2017 for hiring an executive director and is considering intervening in certain litigation relating to the Moratorium Act or otherwise related to Puerto Rico’s debt problems. On October 28, 2016, the Oversight Board filed a motion to intervene in the litigation noted above initiated by the Company on July 21, 2016, and seeking relief from the PROMESA stay. That motion was denied on November 1, 2016, without prejudice, on procedural grounds. The Oversight Board also may seek in the future to intervene in litigation initiated by the Company.

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

Constitutionally Guaranteed

General Obligation. As of June 30, 2016, the Company had $1,476 million insured net par outstanding of the general obligations of Puerto Rico, which are supported by the good faith, credit and taxing power of the Commonwealth. On July 1, 2016, despite the requirements of Article VI of its Constitution but pursuant to an executive order issued by the Governor under the Moratorium Act, the Commonwealth defaulted on most of the debt service payment due that day, and the Company made its first claim payments on these bonds.

Puerto Rico Public Buildings Authority (“PBA”). As of June 30, 2016, the Company had $169 million insured net par outstanding of PBA bonds, which are supported by a pledge of the rents due under leases of government facilities to departments, agencies, instrumentalities and municipalities of the Commonwealth, and that benefit from a Commonwealth guaranty supported by a pledge of the Commonwealth’s good faith, credit and taxing power. On July 1, 2016, despite the requirements of Article VI of its Constitution but pursuant to an executive order issued by the Governor under the Moratorium Act, the PBA defaulted on most of the debt service payment due that day, and the Company made its first claim payments on these bonds.

Public Corporations - Certain Revenues Potentially Subject to Clawback

PRHTA. As of September 30, 2016, the Company had $918 million insured net par outstanding of PRHTA (Transportation revenue) bonds and $350 million insured net par of PRHTA (Highways revenue) bonds. The transportation revenue bonds are secured by a subordinate gross pledge of gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls, plus a first lien on up to$120 million annually of taxes on crude oil, unfinished oil and derivative products. The highways revenue bonds are secured by a gross pledge of gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls. The Clawback Orders cover Commonwealth-derived taxes that are allocated to PRHTA. The Company believes that such sources represented a substantial majority of PRHTA’s revenues in 2015. The PRHTA bonds are subject to executive orders issued pursuant to the Moratorium Act. As noted above, the Company filed a motion and form of complaint in the U.S. District Court for the District of Puerto Rico seeking relief from the PROMESA stay to seek a declaration that the Moratorium Act is preempted by Federal bankruptcy law and that certain gubernatorial executive orders diverting PRHTA pledged toll revenues (which are not subject to the Clawback Orders) are preempted by PROMESA and violate the U.S. Constitution, and also seeking damages and injunctive relief. That motion was denied on November 2, 2016, on procedural grounds. The PROMESA stay expires on February 15, 2017. There were sufficient funds in the PRHTA bond accounts to make the July 1, 2016 PRHTA debt service payments guaranteed by the Company, and those payments were made in full.

PRCCDA. As of September 30, 2016, the Company had $152 million insured net par outstanding of PRCCDA bonds, which are secured by certain hotel tax revenues. These revenues are sensitive to the level of economic activity in the area and are subject to the Clawback Orders, and the bonds are subject to an executive order issued pursuant to the Moratorium Act. There were sufficient funds in the PRCCDA bond accounts to make the July 1, 2016 PRCCDA bond payments guaranteed by the Company, and those payments were made in full.

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

Other Public Corporations

PREPA. As of September 30, 2016, the Company had $724 million insured net par outstanding of PREPA obligations, which are payable from a pledge of net revenues of the electric system.

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

Puerto Rico Aqueduct and Sewer Authority (“PRASA”). As of September 30, 2016, the Company had $373 million of insured net par outstanding to PRASA bonds, which are secured by the gross revenues of the water and sewer system. On September 15, 2015, PRASA entered into a settlement with the U.S.Department of Justice and the U.S. Environmental Protection Agency that requires it to spend $1.6 billion to upgrade and improve its sewer system island-wide. According to a material event notice PRASA filed on March 4, 2016, PRASA owed its contractors $140 million. The PRASA Revitalization Act, which establishes a securitization mechanism that could facilitate debt issuance, was signed into law on July 13, 2016. While certain bonds benefiting from a guarantee by the Commonwealth are subject to an executive order issued under the Moratorium Act, bonds insured by the Company are not subject to that order. There were sufficient funds in the PRASA bond accounts to make the July 1, 2016, PRASA bond payments guaranteed by the Company, and those payments were made in full.

Municipal Finance Agency ("MFA"). As of September 30, 2016, the Company had $334 million net par outstanding of bonds issued by MFA secured by a pledge of local property tax revenues. There were sufficient funds in the MFA bond accounts to make the July 1, 2016 MFA bond payments guaranteed by the Company, and those payments were made in full.

Puerto Rico Sales Tax Financing Corporation (“COFINA”). As of September 30, 2016, the Company had $271 million insured net par outstanding of junior COFINA bonds, which are secured primarily by a second lien on certain sales and use taxes. There were no debt service payments due on July 1, 2016 on Company-insured COFINA bonds, and, as of the date of this filing, all payments on Company-insured COFINA bonds had been made.

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

Net Exposure to Puerto Rico
As of September 30, 2016

	Net Par Outstanding
	AGM	AGC	AG Re (1)	Eliminations (2)	Total Net Par Outstanding (3)	Gross Par Outstanding
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds (4)	$680	$378	$421	$(3)	$1,476	$1,577
Puerto Rico Public Buildings Authority (4)	11	169	0	(11)	169	175
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue) (5)	273	519	209	(83)	918	950
PRHTA (Highway revenue)	213	93	44	—	350	556
PRCCDA	—	152	—	—	152	152
PRIFA (4)	—	17	1	—	18	18
Other Public Corporations
PREPA	417	73	234	—	724	876
PRASA	—	285	88	—	373	373
MFA	175	61	98	—	334	488
COFINA	262	—	9	—	271	271
U of PR	—	1	—	—	1	1
Total net exposure to Puerto Rico	$2,031	$1,748	$1,104	$(97)	$4,786	$5,437
 ___________________

(1)	"AG Re" means Assured Guaranty Re Ltd.

(2)
Net par outstanding eliminations relate to second-to-pay policies under which an Assured Guaranty insurance subsidiary guarantees an obligation already insured by another Assured Guaranty insurance subsidiary.

(3)
Includes exposure to capital appreciation bonds with a current aggregate net par outstanding of $31 million and a fully accreted net par at maturity of $63 million. Of these amounts, current net par of $18 million and fully accreted net par at maturity of $50 million relate to the COFINA, current net par of $7 million and fully accreted net par at maturity of $7 million relate to the PRHTA, and current net par of $5 million and fully accreted net par at maturity of $5 million relate to the Commonwealth General Obligation Bonds.

(4)	As of the date of this filing, the Company has paid claims on these credits.

(5)	The September 30, 2016 amount include $46 million of net par acquired from CIFG.

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

Amortization Schedule
of Net Par Outstanding of Puerto Rico
As of September 30, 2016

	Scheduled Net Par Amortization
	2016 (4Q)	2017 (1Q)	2017 (2Q)	2017 (3Q)	2017 (4Q)	2018	2019	2020	2021-2025	2026 -2030	2031 -2035	2036 -2040	2041 -2045	2046 -2047	Total

Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds	$0	$0	$0	$93	$0	$75	$82	$136	$209	$255	$480	$146	$—	$—	$1,476
Puerto Rico Public Buildings Authority	—	—	—	28	—	—	3	5	26	52	39	16	—	—	169
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue)	0	0	0	36	0	38	32	25	113	162	227	240	45	—	918
PRHTA (Highway revenue)	—	—	—	10	—	10	21	22	55	28	167	37	—	—	350
PRCCDA	—	—	—	—	—	—	—	—	—	19	104	29	—	—	152
PRIFA	—	—	—	—	—	2	—	—	2	—	—	10	4	—	18
Other Public Corporations
PREPA	0	0	0	5	—	4	25	42	255	309	84	0	—	—	724
PRASA	—	—	—	—	—	—	—	—	27	84	—	2	92	168	373
MFA	—	—	—	48	—	47	44	37	106	52	—	—	—	—	334
COFINA	0	0	0	0	0	(1)	(1)	(1)	(6)	(6)	32	99	155	—	271
U of PR	—	—	—	0	—	0	0	0	0	0	1	—	—	—	1
Total net par for Puerto Rico	$0	$0	$0	$220	$0	$175	$206	$266	$787	$955	$1,134	$579	$296	$168	$4,786

Amortization Schedule
of Net Debt Service Outstanding of Puerto Rico
As of September 30, 2016

	Scheduled Net Debt Service Amortization
	2016 (4Q)	2017 (1Q)	2017 (2Q)	2017 (3Q)	2017 (4Q)	2018	2019	2020	2021-2025	2026 -2030	2031 -2035	2036 -2040	2041 -2045	2046 -2047	Total

Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds	$0	$38	$0	$131	$0	$146	$150	$200	$480	$461	$611	$161	$—	$—	$2,378
Puerto Rico Public Buildings Authority	—	4	—	32	—	7	10	13	58	71	49	17	—	—	261
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue)	0	24	0	60	0	84	77	67	306	322	348	288	47	—	1,623
PRHTA (Highway revenue)	—	10	—	19	—	29	39	39	125	88	203	38	—	—	590
PRCCDA	—	3	—	4	—	7	7	7	35	51	127	30	—	—	271
PRIFA	—	0	—	0	—	3	1	1	7	3	3	13	4	—	35
Other Public Corporations
PREPA	2	15	2	20	2	37	58	74	385	366	92	0	—	—	1,053
PRASA	—	10	—	10	—	19	19	19	122	160	68	70	159	181	837
MFA	—	8	—	57	—	62	56	47	131	57	—	—	—	—	418
COFINA	0	6	0	6	0	13	13	13	69	68	103	164	171	—	626
U of PR	—	0	—	0	0	0	0	0	0	0	1	—	—	—	1
Total net par for Puerto Rico	$2	$118	$2	$339	$2	$407	$430	$480	$1,718	$1,647	$1,605	$781	$381	$181	$8,093

Exposure to Residential Mortgage-Backed Securities

The tables below provide information on the risk ratings and certain other risk characteristics of the Company’s financial guaranty insurance, FG VIE and credit derivative RMBS exposures. As of September 30, 2016, U.S. RMBS exposures represent 2% of the total net par outstanding, and BIG U.S. RMBS represent 24% of total BIG net par outstanding. See Note 5, Expected Loss to be Paid, of the Financial Statements, for a discussion of expected losses to be paid on U.S. RMBS exposures.

Distribution of U.S. RMBS by Rating and Type of Exposure as of September 30, 2016

Ratings:	Prime First Lien	Alt-A First Lien	Option ARMs	Subprime First Lien	Second Lien	Total Net Par Outstanding
	(dollars in millions)
AAA	$2	$186	$30	$1,467	$3	$1,688
AA	25	249	55	336	0	665
A	16	12	0	85	0	112
BBB	33	2	—	81	0	117
BIG	141	599	87	1,166	1,304	3,296
Total exposures	$217	$1,047	$171	$3,136	$1,307	$5,879

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of September 30, 2016

Year insured:	Prime First Lien	Alt-A First Lien	Option ARMs	Subprime First Lien	Second Lien	Total Net Par Outstanding
	(in millions)
2004 and prior	$33	$47	$15	$986	$82	$1,163
2005	108	396	32	169	280	984
2006	76	79	29	703	375	1,262
2007	—	525	96	1,213	570	2,404
2008	—	—	—	66	—	66
Total exposures	$217	$1,047	$171	$3,136	$1,307	$5,879

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

In accordance with U.S. statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. All of the unauthorized reinsurers in the table below are required to post collateral for the benefit of the Company in an amount at least equal to the sum of their ceded unearned premium reserve, loss reserves and contingency reserves, all calculated on a statutory basis of accounting. In addition, certain authorized reinsurers in the table below post collateral on terms negotiated with the Company. Collateral may be in the form of letters of credit or trust accounts. The total collateral posted by all non-affiliated reinsurers as of September 30, 2016 was approximately $427 million.

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

Monoline and Reinsurer exposure
by Company

	Ratings at		Par Outstanding (1)
	November 2, 2016		As of September 30, 2016
Reinsurer	Moody’s Reinsurer Rating	S&P Reinsurer Rating	Ceded Par Outstanding	Second-to- Pay Insured Par Outstanding	Assumed Par Outstanding
	(dollars in millions)
American Overseas Reinsurance Company Limited (2)	WR (3)	WR	$4,052	$—	$30
Tokio Marine & Nichido Fire Insurance Co., Ltd. (2)	Aa3 (4)	A+ (4)	3,681	—	—
Syncora Guarantee Inc. (2)	WR	WR	2,185	1,326	677
Mitsui Sumitomo Insurance Co. Ltd. (2)	A1	A+ (4)	1,394	—	—
ACA Financial Guaranty Corp.	NR (5)	WR	637	33	—
Ambac Assurance Corporation	WR	WR	115	3,393	7,911
National (6)	A3	AA-	—	4,946	4,696
MBIA	(7)	(7)	—	1,583	380
FGIC	(8)	(8)	—	1,296	572
Ambac Assurance Corp. Segregated Account	NR	NR	—	77	638
Other (2)	Various	Various	67	558	123
Total			$12,131	$13,212	$15,027
____________________

(1)	Includes par related to insured credit derivatives.

(2)	The total collateral posted by all non-affiliated reinsurers required or agreeing to post collateral as of September 30, 2016 was approximately $427 million.

(3)    Represents “Withdrawn Rating.”

(4)	The Company benefits from trust arrangements that satisfy the triple-A credit requirement of Standard & Poor's Financial Services LLC ("S&P") and/or Moody’s Investors Service, Inc. ("Moody’s").

(5)    Represents “Not Rated.”

(6)	Rated AA+ by Kroll Bond Rating Agency.

(7)
MBIA includes subsidiaries MBIA Insurance Corporation rated CCC by S&P and Caa1 by Moody's and MBIA UK rated BB by S&P and Ba2 by Moody’s. See Note 2, Acquisitions, of the Financial Statements for more information on MBIA UK.

(8)	FGIC includes subsidiaries Financial Guaranty Insurance Company and FGIC UK Limited both of which had their ratings withdrawn by rating agencies.

Ceded Par Outstanding by Reinsurer and Credit Rating
As of September 30, 2016

	Internal Credit Rating
Reinsurer	AAA	AA	A	BBB	BIG	Total
	(in millions)
American Overseas Reinsurance Company Limited	$166	$1,433	$1,294	$868	$291	$4,052
Tokio Marine & Nichido Fire Insurance Co., Ltd.	372	494	1,016	1,229	570	3,681
Syncora Guarantee Inc.	—	124	392	1,567	102	2,185
Mitsui Sumitomo Insurance Co. Ltd.	83	385	431	330	165	1,394
ACA Financial Guaranty Corp.	—	430	197	10	—	637
Ambac Assurance Corporation	—	—	115	—	—	115
Other	40	0	1	26	—	67
Total	$661	$2,866	$3,446	$4,030	$1,128	$12,131

Second-to-Pay
Insured Par Outstanding by Internal Rating
As of September 30, 2016(1)

	Public Finance					Structured Finance
	AAA	AA	A	BBB	BIG	AAA	AA	A	BBB	BIG	Total
	(in millions)
Syncora Guarantee Inc.	$—	$45	$185	$703	$349	$—	$—	$—	$—	$44	$1,326
ACA Financial Guaranty Corp.	—	—	2	13	18	—	—	—	—	—	33
Ambac Assurance Corporation	9	844	1,302	1,046	43	1	9	55	76	8	3,393
National	69	1,764	3,089	—	—	—	—	24	—	—	4,946
MBIA	—	18	306	411	—	—	589	77	72	110	1,583
FGIC	—	5	710	261	226	64	—	—	—	30	1,296
Ambac Assurance Corp. Segregated Account	—	—	—	—	—	—	18	—	—	59	77
Other	—	558	—	—	—	—	—	—	—	—	558
Total	$78	$3,234	$5,594	$2,434	$636	$65	$616	$156	$148	$251	$13,212
____________________

(1)	Assured Guaranty’s internal rating.

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

Gross Direct Economic Exposure
to Selected European Countries(1)
As of September 30, 2016

	Hungary	Italy	Portugal	Spain	Turkey	Total
	(in millions)
Sub-sovereign exposure(2)	$255	$1,202	$84	$459	$—	$2,000
Non-sovereign exposure(3)	186	474	—	—	203	863
Total	$441	$1,676	$84	$459	$203	$2,863
Total BIG	$367	$—	$84	$459	$—	$910

Net Direct Economic Exposure
to Selected European Countries(1)
As of September 30, 2016

	Hungary	Italy	Portugal	Spain	Turkey	Total
	(in millions)
Sub-sovereign exposure(2)	$252	$955	$80	$366	$—	$1,653
Non-sovereign exposure(3)	180	427	—	—	203	810
Total	$432	$1,382	$80	$366	$203	$2,463
Total BIG	$360	$—	$80	$366	$—	$806
____________________

(1)	While the Company’s exposures are shown in U.S. dollars, the obligations the Company insures are in various currencies, primarily Euros.

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

The Company has excluded from the exposure tables above its indirect economic exposure to the Selected European Countries through policies it provides on pooled corporate and commercial receivables transactions. The Company calculates indirect exposure to a country by multiplying the par amount of a transaction insured by the Company times the percent of the relevant collateral pool reported as having a nexus to the country. On that basis, the Company has calculated exposure of $175 million to Selected European Countries (plus Greece) in transactions with $3.4 billion of net par outstanding. The indirect exposure to credits with a nexus to Greece is $4 million across several highly rated pooled corporate obligations with net par outstanding of $165 million.

The $203 million net insured par exposure in Turkey is to DPR securitizations sponsored by a major Turkish bank. These DPR securitizations were established outside of Turkey and involve payment orders in U.S. dollars, pounds sterling and Euros from persons outside of Turkey to beneficiaries in Turkey who are customers of the sponsoring bank. The sponsoring bank's correspondent banks have agreed to remit all such payments to a trustee-controlled account outside Turkey, where debt service payments for the DPR securitization are given priority over payments to the sponsoring bank.

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

AGL and Holding Company Subsidiaries
Significant Cash Flow Items

	Third Quarter		Nine Months
	2016	2015	2016	2015
	(in millions)
Dividends paid by AGC to AGUS	$15	$15	$38	$50
Dividends paid by AGM to AGMH	65	57	192	163
Dividends paid by AG Re to AGL	35	35	85	120
Repayment of surplus note by AGM to AGMH	—	—	—	25
Dividends paid to AGL shareholders	(17)	(18)	(52)	(55)
Repurchases of common shares(1)	(55)	(135)	(190)	(420)
Interest paid	(7)	(7)	55	(55)
Issuance of note by AGUS to AGC(2)	—	—	—	(200)
Repayment of note by AGC to AGUS(2)	—	—	—	200
____________________

(1)
On November 2, 2016, in continuation of the Company's capital management strategy of repurchasing its common shares, the Company's Board of Directors approved the repurchase of a $250 million of common shares. As of November 3, 2016 on a settlement date basis, the remaining authorization for share repurchases was $345 million.

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

Dividend restrictions by insurance company subsidiary are as follows:

•
The maximum amount available during 2016 for AGM to distribute as dividends without regulatory approval is estimated to be approximately $247 million, of which approximately $55 million is estimated to be available for distribution in the fourth quarter of 2016.

•
The maximum amount available during 2016 for AGC to distribute as ordinary dividends is approximately $79 million, of which approximately $41 million is available for distribution in the fourth quarter of 2016.

•	The Company does not currently anticipate that Municipal Assurance Corp. ("MAC") will distribute any dividends.

•
Based on the applicable law and regulations, in 2016 AG Re has the capacity to (i) make capital distributions in an aggregate amount up to $127 million without the prior approval of the Bermuda Monetary Authority and (ii) declare and pay dividends in an aggregate amount up to the limit of its outstanding statutory surplus, which is $235 million. Such dividend capacity is further limited by the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements. As of September 30, 2016, AG Re had unencumbered assets of approximately $625 million.

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

In addition, in 2012 AGUS borrowed $90 million from its affiliate Assured Guaranty Re Overseas Ltd. to fund the acquisition of MAC. That loan remained outstanding as of September 30, 2016.

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

Cash and Investments

As of September 30, 2016, AGL had $60 million in cash and short-term investments. AGUS and AGMH had a total of $51 million in cash and short-term investments. In addition, the Company's U.S. holding companies have $78 million in fixed-maturity securities with weighted average duration of 0.4 years.

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

On June 30, 2016, MAC obtained approval from the New York State Department of Financial Services to repay its $300 million surplus note to Municipal Assurance Holdings Inc. ("MAC Holdings") and its $100 million surplus note (plus accrued interest) to AGM. Accordingly, on June 30, 2016, MAC transferred cash and/or marketable securities to (i) MAC Holdings in an aggregate amount equal to $300 million, and (ii)  AGM in an aggregate amount of $102.5 million. MAC Holdings, upon receipt of such $300 million from MAC, distributed cash and/or marketable securities in an aggregate amount of $300 million to its shareholders, AGM and AGC, in proportion to their respective 60.7% and 39.3% ownership interests such that AGM received $182 million and AGC received $118 million.

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

Claims (Paid) Recovered

	Third Quarter		Nine Months
	2016	2015	2016	2015
	(in millions)
Public finance	$(196)	$(18)	$(213)	$(24)
Structured finance:
U.S. RMBS before benefit for recoveries for breaches of R&W	14	(139)	(183)	(222)
Net benefit for recoveries for breaches of R&W	(9)	26	83	73
U.S. RMBS after benefit for recoveries for breaches of R&W	5	(113)	(100)	(149)
Other structured finance	(23)	(69)	(47)	(65)
Structured finance	(18)	(182)	(147)	(214)
Claims (paid) recovered, net of reinsurance(1)	$(214)	$(200)	$(360)	$(238)
____________________

(1)
Includes $3 million paid and $5 million paid for consolidated FG VIEs for Third Quarter 2016 and 2015, respectively, and $9 million paid and $17 million paid for consolidated FG VIEs for Nine Months 2016 and 2015, respectively.

As of September 30, 2016, the Company had exposure of approximately $562 million to an infrastructure transaction with refinancing risk. The Company may be required to make claim payments on such exposure, the aggregate amount of the claim payments may be substantial and, although the Company may not experience ultimate loss on it, reimbursement may not occur for an extended time. This transaction involves a long-term infrastructure project that was financed by bonds that mature prior to the expiration of the project concession. The Company expects the cash flows from the project to be sufficient to repay all of the debt over the life of the project concession, and also expects the debt to be refinanced in the market at or prior to its maturity. If the issuer is unable to refinance the debt due to market conditions, the Company may have to pay a claim when the debt matures, and then recover from cash flows produced by the project in the future. The Company generally projects that in most scenarios it will be fully reimbursed for such claim payments. However, the recovery of such amounts is uncertain and may take from 10 to 35 years, depending on the performance of the underlying collateral. As of September 30, 2016, the Company estimated that total claims for the one transaction with significant refinancing risk, assuming no refinancing and based on certain performance assumptions, could be $562 million on a gross basis; such claims would occur from 2018 through 2022.

In addition, the Company has net par exposure of $4.8 billion to Commonwealth of Puerto Rico transactions, all of which are BIG. Puerto Rico has experienced significant general fund budget deficits in recent years. Beginning in 2016, the Commonwealth has defaulted on obligations to make payments on its debt. In addition to high debt levels, Puerto Rico faces a challenging economic environment. Information regarding the Company's exposure to the Commonwealth of Puerto Rico and its related authorities and public corporations is set forth in "Insured Portfolio-Exposure to Puerto Rico" above.

The terms of the Company’s CDS contracts generally are modified from standard CDS contract forms approved by ISDA in order to provide for payments on a scheduled basis and to replicate the terms of a traditional financial guaranty insurance policy. Some contracts the Company entered into as the credit protection seller, however, utilize standard ISDA settlement mechanics of cash settlement (i.e., a process to value the loss of market value of a reference obligation) or physical settlement (i.e., delivery of the reference obligation against payment of principal by the protection seller) in the event of a “credit event,” as defined in the relevant contract. Cash settlement or physical settlement generally requires the payment of a larger amount, prior to the maturity of the reference obligation, than would settlement on a “pay-as-you-go” basis, under which the Company would be required to pay scheduled interest shortfalls during the term of the reference obligation and scheduled principal shortfall only at the final maturity of the reference obligation. As of September 30, 2016, the Company was posting approximately $130 million to secure its obligations under CDS. Of that amount, approximately $113 million related to $0.6 billion in CDS gross par insured where the amount of required collateral is capped and the remaining $17 million related to $178 million in CDS gross par insured where the amount of required collateral is based on movements in the mark-to-market valuation of the underlying exposure.

On July 1, 2016, AGC acquired all of the issued and outstanding capital stock of CIFGH, the parent of financial guaranty insurer CIFG, for $450.6 million in cash. AGUS previously owned 1.6% of the outstanding shares of CIFGH, for which it received $7.1 million in consideration from AGC, resulting in a net consolidated purchase price of $443 million. AGC merged CIFG with and into AGC, with AGC as the surviving company, on July 5, 2016. The CIFG Acquisition added $4.2 billion of net par insured on July 1, 2016.

Consolidated Cash Flows

Consolidated Cash Flow Summary

	Third Quarter		Nine Months
	2016	2015	2016	2015
	(in millions)
Net cash flows provided by (used in) operating activities before effects of trading securities and FG VIEs consolidation	$(154)	$(154)	$(206)	$(90)
(Purchases) sales of trading securities, net	—	(1)	—	7
Effect of FG VIEs consolidation	11	11	16	44
Net cash flows provided by (used in) operating activities - reported	(143)	(144)	(190)	(39)
Net cash flows provided by (used in) investing activities before effects of FG VIEs consolidation	131	302	382	556
Effect of FG VIEs consolidation	25	33	551	78
Net cash flows provided by (used in) investing activities - reported	156	335	933	634
Net cash flows provided by (used in) financing activities before effects of FG VIEs consolidation	(68)	(154)	(240)	(480)
Effect of FG VIEs consolidation	(36)	(44)	(567)	(122)
Net cash flows provided by (used in) financing activities - reported (1)	(104)	(198)	(807)	(602)
Effect of exchange rate changes	(1)	(2)	(4)	(2)
Cash at beginning of period	190	75	166	75
Total cash at the end of the period	$98	$66	$98	$66
____________________

(1)	Claims paid on consolidated FG VIEs are presented in the consolidated cash flow statements as a component of paydowns on FG VIE liabilities in financing activities as opposed to operating activities.

Excluding net cash flows from purchases and sales of the trading portfolio and the effect of consolidating FG VIEs, cash outflows from operating activities increased in Nine Months 2016 compared with Nine Months 2015 due primarily to claim payments on Puerto Rico bonds, higher accelerated claim payments as a means of mitigating future losses and lower cash received from commutations. This was partially offset by cash received from R&W provider, lower taxes paid and cash received in Nine Months 2016 from certain terminations.

Investing activities were primarily net sales (purchases) of fixed-maturity and short-term investment securities. Investing cash flows in Nine Months 2016 and Nine Months 2015 include inflows of $590 million and $114 million for FG VIEs, respectively. The increase in inflows from FG VIEs was due to the proceeds from a paydown of a large transaction. In Third Quarter 2016 the Company paid $435 million, net of cash acquired, to acquire CIFGH. In the first quarter of 2015, the Company sold securities to fund the acquisition of Radian Asset by AGC and in the second quarter of 2015 the Company paid $800 million, net of cash acquired, to acquire Radian Asset.

Financing activities consisted primarily of paydowns of FG VIE liabilities and share repurchases. Financing cash flows in Nine Months 2016 and Nine Months 2015 include outflows of $567 million and $122 million for FG VIEs, respectively. The increase in outflows from FG VIEs was due to the paydown of a large transaction. Share repurchases in Nine Months 2016 and 2015 were $190 million and $420 million, respectively.

From October 1, 2016 through November 3 , 2016, the Company repurchased an additional $20 million worth of its common shares. On November 2, 2016, in continuation of the Company's capital management strategy of repurchasing its common shares, the Company's Board of Directors approved the repurchase of a $250 million of common shares, including a specifically authorized repurchase from the Company's Chief Executive Officer and its General Counsel. As of November 3, 2016, the Company had remaining authorization to purchase common shares of $345 million on a settlement basis. For more information about the Company's share repurchase authorization, including its authorization to repurchase shares from its Chief Executive Officer and General Counsel, and the amounts it repurchased in 2016, see Note 17, Shareholders' Equity, of the Financial Statements.

Commitments and Contingencies

Leases

AGL and its subsidiaries lease office space and certain other items. In 2015, AGM entered into an operating lease for new office space comprising one full floor and one partial floor at 1633 Broadway in New York City.  On September 23, 2016, AGM entered into an amendment to that lease to include the remaining portion of the partial floor for the remainder of the lease term. The fixed annual rent, which commences after an initial rent holiday, begins at $1.1 million per annum, rising in two steps to $1.3 million for the last five years of the initial term.

Long-Term Debt Obligations

The outstanding principal and interest paid on long-term debt were as follows:

Principal Outstanding
and Interest Paid on Long-Term Debt

	Principal Amount		Interest Paid
	As of September 30,	As of December 31,	Third Quarter		Nine Months
	2016	2015	2016	2015	2016	2015
	(in millions)
AGUS:
7% Senior Notes(1)	$200	$200	$—	$—	$7	$7
5% Senior Notes(1)	500	500	—	—	13	13
Series A Enhanced Junior Subordinated Debentures(2)	150	150	—	—	5	5
Total AGUS	850	850	—	—	25	25
AGMH(3):
67/8% QUIBS(1)	100	100	2	2	5	5
6.25% Notes(1)	230	230	4	4	11	11
5.6% Notes(1)	100	100	1	1	4	4
Junior Subordinated Debentures(2)	300	300	—	—	10	10
Total AGMH	730	730	7	7	30	30
AGM(3):
AGM Notes Payable	10	12	0	0	0	0
Total AGM	10	12	0	0	0	0
Total	$1,590	$1,592	$7	$7	$55	$55
 ____________________

(1)	AGL fully and unconditionally guarantees these obligations

(2)	Guaranteed by AGL on a junior subordinated basis.

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $991 million as of September 30, 2016. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. At September 30, 2016, approximately $1.5 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

On July 1, 2009, AGM and Dexia Crédit Local S.A., acting through its New York Branch (“Dexia Crédit Local (NY)”), entered into a credit facility (the “Strip Coverage Facility”). Under the Strip Coverage Facility, Dexia Crédit Local (NY) agreed to make loans to AGM to finance all draws made by lessors on AGM strip policies that were outstanding as of November 13, 2008, up to the commitment amount, which was $495 million as of the date the Strip Coverage Facility was terminated.

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

The Company’s fixed-maturity securities and short-term investments had a duration of 5.2 years as of September 30, 2016 and 5.4 years as of December 31, 2015. Generally, the Company’s fixed-maturity securities are designated as available-for-sale. For more information about the Investment Portfolio and a detailed description of the Company’s valuation of investments see Note 10, Investments and Cash, of the Financial Statements.

Fixed-Maturity Securities and Short-Term Investments
by Security Type

	As of September 30, 2016		As of December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	$5,272	$5,669	$5,528	$5,841
U.S. government and agencies	381	405	377	400
Corporate securities	1,733	1,775	1,505	1,520
Mortgage-backed securities(1):
RMBS	1,082	1,105	1,238	1,245
CMBS	618	649	506	513
Asset-backed securities	860	892	831	825
Foreign government securities	273	257	290	283
Total fixed-maturity securities	10,219	10,752	10,275	10,627
Short-term investments	528	528	396	396
Total fixed-maturity and short-term investments	$10,747	$11,280	$10,671	$11,023
 ____________________

(1)	Government-agency obligations were approximately 44% of mortgage backed securities as of September 30, 2016 and 54% as of December 31, 2015, based on fair value.

The following tables summarize, for all fixed-maturity securities in an unrealized loss position as of September 30, 2016 and December 31, 2015, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of September 30, 2016

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$180	$(1)	$7	$0	$187	$(1)
U.S. government and agencies	52	0	—	—	52	0
Corporate securities	237	(6)	85	(34)	322	(40)
Mortgage-backed securities:
RMBS	64	(2)	149	(14)	213	(16)
CMBS	102	(1)	—	—	102	(1)
Asset-backed securities	28	0	210	(10)	238	(10)
Foreign government securities	98	(7)	74	(15)	172	(22)
Total	$761	$(17)	$525	$(73)	$1,286	$(90)
Number of securities (1)		219		52		263
Number of securities with other-than-temporary impairment		5		12		17

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2015

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$316	$(10)	$7	$0	$323	$(10)
U.S. government and agencies	77	0	—	—	77	0
Corporate securities	381	(8)	95	(15)	476	(23)
Mortgage-backed securities:
RMBS	438	(8)	90	(14)	528	(22)
CMBS	140	(2)	2	0	142	(2)
Asset-backed securities	517	(10)	—	—	517	(10)
Foreign government securities	97	(4)	82	(7)	179	(11)
Total	$1,966	$(42)	$276	$(36)	$2,242	$(78)
Number of securities(1)		335		71		396
Number of securities with other-than-temporary impairment		9		4		13
___________________

(1)
The number of securities does not add across because lots consisting of the same securities have been purchased at different times and appear in both categories above (i.e., less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

Of the securities in an unrealized loss position for 12 months or more as of September 30, 2016, 28 securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of September 30, 2016 was $60 million. As of December 31, 2015, of the securities in an unrealized loss position for 12 months or more, nine securities had unrealized losses greater than 10% of book value with unrealized loss amount of $26 million. The Company has determined that the unrealized losses recorded as of September 30, 2016 and December 31, 2015 were yield related and not the result of other-than-temporary-impairment.

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

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of September 30, 2016

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$416	$436
Due after one year through five years	1,928	1,974
Due after five years through 10 years	2,110	2,216
Due after 10 years	4,065	4,372
Mortgage-backed securities:
RMBS	1,082	1,105
CMBS	618	649
Total	$10,219	$10,752

The following table summarizes the ratings distributions of the Company’s investment portfolio as of September 30, 2016 and December 31, 2015. Ratings reflect the lower of the Moody’s and S&P classifications, except for bonds purchased for loss mitigation or other risk management strategies, which use Assured Guaranty’s internal ratings classifications.

Distribution of
Fixed-Maturity Securities by Rating

Rating	As of September 30, 2016	As of December 31, 2015
AAA	12.2%	10.8%
AA	55.3	59.0
A	18.1	17.6
BBB	2.0	0.9
BIG(1)	12.0	11.4
Not rated	0.4	0.3
Total	100.0%	100.0%
____________________

(1)	Comprised primarily of loss mitigation and other risk management assets. See Note 10, Investments and Cash, of the Financial Statements.

The investment portfolio contains securities and cash that are either held in trust for the benefit of third party reinsurers in accordance with statutory requirements, invested in a guaranteed investment contract for future claims payments, placed on deposit to fulfill state licensing requirements, or otherwise restricted in the amount of $299 million and $283 million, based on fair value, as of September 30, 2016 and December 31, 2015, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,485 million and $1,411 million, based on fair value, as of September 30, 2016 and December 31, 2015, respectively.

The fair value of the Company’s pledged securities to secure its obligations under its CDS exposure totaled $130 million and $305 million as of September 30, 2016 and December 31, 2015, respectively.

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

As of September 30, 2016, approximately 26.5% of the FSAM assets (measured by aggregate principal balance) were in cash or were obligations backed by the full faith and credit of the U.S.

As of September 30, 2016, the aggregate accreted GIC balance was approximately $1.6 billion, compared with approximately $10.2 billion as of December 31, 2009. As of September 30, 2016, and with respect to the FSAM assets, the aggregate accreted principal was approximately $2.4 billion, the aggregate market value was approximately $2.3 billion and the aggregate market value after agreed reductions was approximately $1.6 billion. Cash and positive derivative value exceeded the negative derivative values and other projected costs by approximately $147 million. Accordingly, as of September 30, 2016, the aggregate fair market value of the assets supporting the GIC business (disregarding the agreed upon reductions) plus cash and positive derivative value exceeded by nearly $0.9 billion the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business. Even after applying the agreed upon reductions to the fair market value of the assets, the aggregate value of the assets supporting the GIC business plus cash and positive derivative value exceeded the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business. Accordingly, no posting of collateral was required under the primary put contract.

To provide additional support, Dexia Crédit Local S.A. provides a liquidity commitment to FSAM to lend against FSAM assets under a revolving credit agreement. As of September 30, 2016 the commitment totaled $1.4 billion, of which approximately $0.8 billion was drawn. The agreement requires the commitment remain in place, generally until the GICs have been paid in full.

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

The Medium Term Notes Business

In connection with the acquisition of AGMH, Dexia Crédit Local S.A. agreed to fund, on behalf of AGM, 100% of all policy claims made under financial guaranty insurance policies issued by AGM in relation to the medium term notes issuance program of FSA Global Funding Limited. Such agreement is set out in a Separation Agreement, dated as of July 1, 2009, between Dexia Crédit Local S.A., AGM, FSA Global Funding and Premier International Funding Co., and in a funding guaranty and a reimbursement guaranty that Dexia Crédit Local S.A. issued for the benefit of AGM. Under the funding guaranty, Dexia Crédit Local S.A. guarantees to pay to or on behalf of AGM amounts equal to the payments required to be made under policies issued by AGM relating to the medium term notes business. Under the reimbursement guaranty, Dexia Crédit Local S.A. guarantees to pay reimbursement amounts to AGM for payments it makes following a claim for payment under an obligation insured by a policy it has issued. Notwithstanding Dexia Crédit Local S.A.’s obligation to fund 100% of all policy claims under those policies, AGM has a separate obligation to remit to Dexia Crédit Local S.A. a certain percentage (ranging from 0% to 25%) of those policy claims. AGM, the Company and related parties are also protected against losses arising out of or as a result of the medium term note business through an indemnification agreement with Dexia Crédit Local S.A. As of September 30, 2016, FSA Global Funding Limited had approximately $739 million of medium term notes outstanding.

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

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2016. Based on their evaluation as of September 30, 2016 covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

On July 1, 2016 the Company acquired CIFG Holding Inc. and its subsidiaries. See Note 2 to the unaudited consolidated financial statements in Item 1. The Company has extended its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include the integration of CIFG Holding Inc. and its subsidiaries' financial data into the Company’s existing systems, processes and related controls, as well as the new processes and controls to accommodate the business combination accounting and financial consolidation of CIFG Holding Inc. and its subsidiaries during the Company’s quarter ended September 30, 2016.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and the quarter ended June 30, 2016, and in Note 14 to the Consolidated Financial Statements, Commitments and Contingencies – Legal Proceedings contained in this Form 10-Q, which note includes discussion of developments that occurred during the three months ended September 30, 2016.

ITEM 1A.	RISK FACTORS

Please refer to the risk factors set forth in Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and Part II, "Item 1A Risk Factors" of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016. There have been no material changes to the risk factors disclosed in such Annual Report and Quarterly Report during the three months ended September 30, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during Third Quarter 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program(2)
July 1 - July 31	766,247	$25.88	766,247	$150,170,690
August 1 - August 31	739,107	$27.29	739,107	$130,000,051
September 1 - September 30	544,875	$27.53	544,875	$115,000,076
Total	2,050,229	$26.83	2,050,229
____________________

(1)
After giving effect to repurchases since the beginning of 2013 through November 3, 2016, the Company has repurchased a total of 66.0 million common shares for approximately $1,619 million, excluding commissions, at an average price of $24.52 per share. On February 24, 2016, the Company's Board of Directors approved a $250 million share repurchase authorization, and on November 2, 2016, it approved an incremental $250 million share repurchase authorization, including a specifically authorized repurchase from the Company's Chief Executive Officer and its General Counsel. See Note 17, Shareholders' Equity, of the Financial Statements, for additional information about the Company's repurchases of its common shares, including the details of the authorization of repurchases from its Chief Executive Officer and General Counsel. As of November 3, 2016, $345 million of total capacity remained from the authorizations, on a settlement basis.

(2)	Excludes commissions.

ITEM 6.	EXHIBITS.

See Exhibit Index for a list of exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURED GUARANTY LTD. (Registrant)

Dated November 4, 2016	By:	/s/ ROBERT A. BAILENSON

Robert A. Bailenson Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Share Purchase Agreement relating to the sale and purchase of MBIA UK Insurance Limited, dated September 29, 2016, between MBIA UK (Holdings) Limited and Assured Guaranty Corp.
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.1
The following financial information from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the Three and Nine Months ended September 30, 2016 and 2015 (iv) Consolidated Statement of Shareholders’ Equity for the Nine Months ended September 30, 2016; (v) Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements.